Form 10-K
period 2015-12-31
PROASSURANCE CORP
filed 2016-02-23
CIK 1127703

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]
for the fiscal year ended December 31, 2015,
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of voting stock held by non-affiliates of the registrant at June 30, 2015 was $2,449,774,306.
As of February 19, 2016, the registrant had outstanding approximately 53,081,080 shares of its common stock.

Documents incorporated by reference in this Form 10-K

(i)	The definitive proxy statement for the 2016 Annual Meeting of the Stockholders of ProAssurance Corporation (File No. 001-16533) is incorporated by reference into Part III of this report.

Glossary of Terms and Acronyms

When the following terms and acronyms appear in the text of this report, they have the meanings indicated below.

Term	Meaning
ACA	The Affordable Care Act
ALAE	Allocated loss adjustment expense
AOCI	Accumulated other comprehensive income (loss)
Board	Board of Directors of ProAssurance Corporation
BOLI	Business owned life insurance
CIMA	Cayman Islands Monetary Authority
Council of Lloyd's	The governing body for Lloyd's of London
COSO	Committee of Sponsoring Organizations of the Treadway Commission
DDR	Death, disability and retirement
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act
DPAC	Deferred policy acquisition costs
Eastern Re	Eastern Re, LTD, S.P.C.
EBUB	Earned, but unbilled premium
ERM	Enterprise Risk Management
FAL	Funds at Lloyd's
FASB	Financial Accounting Standards Board
FHLB	Federal Home Loan Bank
FIO	Federal Insurance Office
GAAP	Generally accepted accounting principles in the United States of America
HCPL	Healthcare professional liability
IBNR	Incurred but not reported
IRS	Internal Revenue Service
LAE	Loss adjustment expense
LLC	Limited liability company
Lloyd's	Lloyd's of London market
LOC	Letter of Credit
LP	Limited partnership
Medical Technology Liability	Medical technology and life sciences products liability
Model Holding Co. Law	Model Insurance and Holding Company System Regulatory Act and Regulation
NAIC	National Association of Insurance Commissioners
NAV	Net asset value
NOPA	Notice of proposed adjustment
NRSRO	Nationally recognized statistical rating organization
NYSE	New York Stock Exchange
OCI	Other comprehensive income (loss)
ORSA	Risk Management and Own Risk and Solvency Assessment Model Act
OTTI	Other-than-temporary impairment
PCAOB	Public Company Accounting Oversight Board
ProAssurance Plan	Non-qualified deferred compensation plan
ProAssurance Savings Plan	Defined contribution savings and retirement plan
Revolving Credit Agreement	ProAssurance's $250 million revolving credit agreement
ROE	Return on equity
SAP	Statutory accounting principles

Term	Meaning
SEC	Securities and Exchange Commission
SPC	Segregated portfolio cell
Specialty P&C	Specialty Property and Casualty
Syndicate 1729	Lloyd's of London Syndicate 1729
Syndicate Credit Agreement	Unconditional revolving credit agreement with the Premium Trust Fund of Syndicate 1729
TIPS	Treasury Inflation Protected Securities
TRIA	Federal Terrorism Risk Insurance Act
U.K.	United Kingdom of Great Britain and Northern Ireland
ULAE	Unallocated loss adjustment expense
VIE	Variable interest entity
VOBA	Value of business acquired

General Information
Throughout this report, references to ProAssurance, “we,” “us,” “our” or "the Company" refer to ProAssurance Corporation and its consolidated subsidiaries. Because ProAssurance is an insurance holding company and certain terms and phrases common to the insurance industry are used in this report that carry special and specific meanings, we encourage you to read the Glossary of Selected Insurance and Related Financial Terms posted on the Supplemental Information page of our website (www.ProAssurance.com/InvestorRelations/supplemental.aspx).
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
•
Syndicate operating results can be affected by decisions made by the Council of Lloyd's over which the management of Syndicate 1729 has little ability to control, such as a decision to not approve the business plan of Syndicate 1729, or a decision to increase the capital required to continue operations, and by our obligation to pay levies to Lloyd's;

•
Lloyd's insurance and reinsurance relationships and distribution channels could be disrupted or Lloyd's trading licenses could be revoked making it more difficult for Syndicate 1729 to distribute and market its products;

•	rating agencies could downgrade their ratings of Lloyd's as a whole; and
•
Syndicate 1729 operations are dependent on a small, specialized management team and the loss of their services could adversely affect the Syndicate’s business. The inability to identify, hire and retain other highly qualified personnel in the future, could adversely affect the quality and profitability of Syndicate 1729’s business.

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

PART I
ITEM 1. BUSINESS
Overview
ProAssurance Corporation is a holding company for property and casualty insurance companies. For the year ended December 31, 2015, our net premiums written totaled $709 million, and at December 31, 2015 we had total assets of $4.9 billion and $2.0 billion of shareholders' equity. Our mission is to be the best in the world at understanding and providing solutions for the risks our customers encounter as healers, innovators, employers, and professionals. Through an integrated family of specialty companies, products and services, we will be a trusted partner enabling those we serve to focus on their vital work. As the employer of choice, we embrace every day as a singular opportunity to reach for extraordinary outcomes, build and deepen superior relationships, and accomplish our mission with infectious enthusiasm and unbending integrity. Our wholly owned insurance subsidiaries provide professional liability insurance for healthcare professionals and facilities, professional liability insurance for attorneys, liability insurance for medical technology and life sciences risks, workers' compensation insurance, and we are the majority capital provider for Lloyd's of London Syndicate 1729, which writes a range of property and casualty insurance and reinsurance lines.
Our executive offices are located at 100 Brookwood Place, Birmingham, Alabama 35209 and our telephone number is (205) 877-4400. Our stock trades on the NYSE under the symbol “PRA.” Our website is www.ProAssurance.com and we maintain a dedicated Investor Relations section on that website (Investor.ProAssurance.com) to provide specialized resources for investors and others seeking to learn more about us.
As part of our disclosure through the Investor Relations section of our website, we publish our annual report on Form 10-K, our quarterly reports on Form 10-Q, and our current reports on Form 8-K and all other public SEC filings as soon as reasonably practical after filing with the SEC on its EDGAR system. These SEC filings can be found on our website at investor.proassurance.com/Docs. This section also includes information regarding stock trading by corporate insiders by providing access to SEC Forms 3, 4 and 5 when they are filed with the SEC. In addition to federal filings on our website, we make available other documents that provide important additional information about our financial condition and operations. Documents available on our website include the financial statements we file with state regulators (compiled under SAP as required by regulation), news releases that we issue, a listing of our investment holdings, and certain investor presentations. The Governance section of our website provides copies of the charters for our governing committees and many of our governing policies. Printed copies of these documents may be obtained from Frank O’Neil, Senior Vice President, ProAssurance Corporation, either by mail at P.O. Box 590009, Birmingham, Alabama 35259-0009, or by telephone at (205) 877-4400 or (800) 282-6242.
Our History
We were incorporated in Delaware in 2001 as the successor to Medical Assurance, Inc. in conjunction with its merger with Professionals Group, Inc. ProAssurance has a history of growth through acquisitions. Acquisitions completed in the most recent five years include:

•	Independent Nevada Doctors Insurance Exchange, acquired November 30, 2012,

•	Medmarc Mutual Insurance Company and subsidiaries, acquired January 1, 2013, and

•	Eastern Insurance Holdings, Inc., acquired January 1, 2014.
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

•
Effectively manage capital. We carefully monitor use of our capital and consider various options for capital deployment, such as business expansion by our existing subsidiaries, opportunities that arise for mergers or acquisitions, share repurchases and payment of dividends.

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

•
Provide superior customer service. Our mission statement, We Exist to Protect Others, goes hand-in-hand with our corporate motto, "Treated Fairly." Our employees demonstrate our core values of integrity, relationships, leadership and enthusiasm every day and are focused on meeting the needs of our customers.

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

•
Corporate Segment - This segment includes our investing operations managed at the corporate level, non-premium revenues generated outside of our insurance entities, and corporate expenses, including interest and U.S. income taxes.

Gross Premiums Written
Gross premiums written for the years ended December 31, 2015, 2014 and 2013 were comprised as follows:

	Year Ended December 31
($ in thousands)	2015		2014		2013
Specialty P&C (1)	$526,296	65%	$532,608	69%	$567,547	100%
Workers' compensation (2)	243,608	30%	225,363	29%	—	—%
Syndicate 1729 (3)	56,929	7%	33,731	4%	—	—%
Inter-segment revenues (3)	(14,615)	(2%)	(12,093)	(2%)	—	—%
Total	$812,218	100%	$779,609	100%	$567,547	100%
(1) Primarily comprised of one-year term policies, but includes premium related to policies with a two-year term of $29.7 million in 2015, $19.9 million in 2014 and $25.6 million in 2013.

(2)	Prior to the acquisition of Eastern on January 1, 2014 we did not write significant amounts of workers' compensation premium.

(3)
Our written premium includes our 58% share of premiums written by Syndicate 1729, including casualty premium assumed by Syndicate 1729 from our Specialty P&C segment. We eliminate this inter-segment revenue.

Additional detailed information regarding premium by individual product type within each of our insurance segments is provided in Item 7, Management's Discussion and Analysis, Results of Operations, under the heading "Premiums Written."
Our insurance exposures are primarily within the United States. As a result of our participation in Syndicate 1729, we had net written premium of $4.7 million in 2015 and $1.9 million in 2014 associated with insurance exposures outside of the United States. In 2013, our non-United States exposure was nominal.

Specialty Property and Casualty Segment
Professional Liability Insurance
Our professional liability business is primarily focused on providing professional liability insurance to healthcare providers. We target the full spectrum of the HCPL market, covering multiple categories of healthcare professionals and healthcare entities, including hospitals and other healthcare facilities. While most of our business is written in the standard market, we also offer professional liability insurance on an excess and surplus lines basis, and we offer alternative risk and self-insurance products on a custom basis.
We utilize independent agencies and brokers as well as an internal sales force to write our HCPL business. For the year ended December 31, 2015 approximately 63% of our HCPL gross premiums written were produced through independent insurance agencies or brokers. The agencies and brokers we use typically sell through professional liability insurance specialists who are able to convey the factors that differentiate our professional liability insurance products. In 2015, our ten largest agencies, brokers or brokerage agencies produced approximately 26% of our healthcare related professional liability premium; individually, no one agency produced more than 10% of our healthcare related professional liability premium.
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
We maintain claim processing centers where our internal claims personnel investigate and monitor the processing of our professional liability claims. We engage experienced, independent litigation attorneys in each venue to assist with the claims process as we believe this practice aids us in providing a defense that is aggressive, effective and cost-efficient. We evaluate the merit of each claim and determine the appropriate strategy for resolution of the claim, either seeking a reasonable good faith settlement appropriate for the circumstances of the claim or aggressively defending the claim. As part of the evaluation and preparation process for HCPL claims, we meet regularly with medical advisory committees in our key markets to examine claims, attempt to identify potentially troubling practice patterns and make recommendations to our staff.
We also provide professional liability coverage to attorneys, but this is a less significant portion of our business, accounting for approximately 3% of our 2015 gross premiums written. We are licensed to do business in every state.
Medical Technology and Life Sciences Insurance
Our Medical Technology and Life Sciences business offers medical technology liability insurance for medical technology and life sciences companies that manufacture or distribute products that are almost all regulated by the United States Food and Drug Administration or similar regulatory authorities in foreign jurisdictions. Products insured include imaging and non-invasive diagnostic medical devices, orthopedic implants, pharmaceuticals, clinical lab instruments, medical instruments, dental products, and animal pharmaceuticals and medical devices. We also provide coverage for clinical trials and contract manufacturers.
Underwriting decisions for our medical technology liability coverages consider the type of risk, the amount of coverage being sought, the expertise and experience of the applicant, and the expected volume of product sales. Close to 100% of our medical technology liability business is written through independent brokers. In 2015, our top ten brokers generated approximately 44% of our medical technology and life sciences gross written premium, with no one agent representing more than 13%. We do not appoint agents for our medical technology liability business.
Our medical technology liability claims are centrally processed in Chantilly, Virginia. We strongly defend these claims, with a negotiated settlement being the most frequent means of resolution.
Workers' Compensation Segment
Effective January 1, 2014, ProAssurance acquired Eastern, which offers workers' compensation products in the Mid-Atlantic, Southeast, Midwest, and Gulf South regions of the continental United States. Our workers' compensation business consists of two major business activities:

•
Traditional workers' compensation insurance coverages provided to employers, generally those with 1,000 employees or less. Types of policies offered include guaranteed cost policies, policyholder dividend policies, retrospectively-rated policies, and deductible policies.

•
Alternative market workers’ compensation solutions provided to individual companies, groups and associations whereby the premium written is 100% ceded to Eastern Re or an unaffiliated captive insurer. Of our total alternative market premiums written, approximately 89% in both 2015 and 2014 was ceded to SPCs operated through Eastern Re, our subsidiary domiciled in the Cayman Islands. Each SPC is owned, fully or in part, by an agency, group or association, hereafter referred to as cell participants. The SPC is operated solely for the benefit of cell participants of that particular cell, and the pool of assets of one segregated portfolio cell are statutorily protected from the creditors of any other SPC. The underwriting results and investment income of the segregated portfolio cells are shared with the cell participants in accordance with the terms of the cell agreements. We are a partial owner in selected SPCs and receive a share of the earnings of these SPCs. We generally hold a 50% participation, but we have ownership interests as low as 25% and as high as 82.5%.
All of our workers' compensation products are distributed through a group of appointed independent agents.
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
Lloyd's Syndicate Segment
We are the majority (58%) capital provider to Syndicate 1729, which began writing business as of January 1, 2014. The remaining capital for Syndicate 1729 is provided by unrelated third parties, including private names and other corporate members. We have a total capital commitment to support Syndicate 1729 through 2019 of up to $200 million. For the 2016 underwriting year, we satisfied our capital commitment with investment securities deposited with Lloyd's which at December 31, 2015 had a fair value of approximately $95.8 million. Syndicate 1729 covers a range of property and casualty insurance and reinsurance lines, primarily for risks within the United States, and has a maximum underwriting capacity of £90.0 million (approximately $132.6 million at December 31, 2015) for the 2016 underwriting year, of which £51.8 million (approximately $76.3 million at December 31, 2015) is our allocated underwriting capacity as a corporate member.
Corporate Segment
We manage our investments at the corporate level and we apply a consistent management strategy to the entire portfolio. Accordingly, we report our investment results and net realized investment gains and losses within our corporate segment. Our corporate segment also includes non-premium revenues generated outside of our insurance entities, and corporate expenses, including interest expense and U.S. income taxes. Our overall investment strategy is to maximize current income from our investment portfolio while maintaining safety, liquidity, duration targets and portfolio diversification. The portfolio is generally managed by professional third party asset managers whose results we monitor and evaluate. The asset managers typically have the authority to make investment decisions within the asset classes they are responsible for managing, subject to our investment policy and oversight, including a requirement that securities in a loss position cannot be sold without specific authorization from us. See Note 4 of the Notes to Consolidated Financial Statements for more information on our investments.
Competition
The marketplace for all our lines of business is very competitive. Within the U.S. our competitors are primarily domestic and range from large national insurers whose financial strength and resources may be greater than ours to smaller insurance entities that concentrate on a single state and as a result have an extensive knowledge of the local markets. Additionally, there are many providers, domestic and international, of alternative risk management solutions. Syndicate 1729, which is based in the U.K., faces significant competition from other Lloyd's syndicates as well as other international and domestic insurance firms operating in the country of the insured. Competitive distinctions include pricing, size, name recognition, service quality, market commitment, market conditions, breadth and flexibility of coverage, method of sale, financial stability, ratings assigned by rating agencies and regulatory conditions.
The changing healthcare environment within the U.S. during the past few years is providing both increased competitive challenges and opportunities for our largest segment, the Specialty P& C segment. Many physicians now practice as employees of larger healthcare entities. Further, healthcare services are increasingly being provided by professionals other than physicians and outside of a traditional hospital or clinic setting. Such trends are widely expected to continue. Larger healthcare entities have differing customer service and risk management needs than the traditional solo or small physician groups. Larger entities are more likely to combine risks such as workers' compensation and professional liability when purchasing insurance and are also more likely to manage all or a part of their risk through alternative insurance mechanisms. We have addressed these issues by enhancing our existing hospital/physician insurance programs, expanding our coverage of healthcare providers other than physician or hospitals, expanding our coverages to include workers' compensation and product liability, and by enhancing our customer service capabilities, particularly with regard to the needs of larger accounts. We have also increased our focus on offering unique, joint or cooperative insurance programs that are attractive to larger healthcare entities.
The workers’ compensation industry is highly competitive in the geographic markets in which we operate. Price competition, including the leveraging of workers’ compensation business by multi-line insurers, has adversely impacted our renewal retention rate during 2015, and we expect the price competition to continue in 2016. We believe our product offerings allow us to provide flexibility in offering workers’ compensation solutions to our customers at a competitive price. In addition, we believe that our claims handling and risk management services provide us with a competitive advantage that is attractive to our customers even when our pricing is higher than our competitors.
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
Three rating agencies evaluate and rate our ability to service current debt and potential debt. These financial strength ratings reflect each agency’s independent evaluation of our ability to meet our obligation to holders of our debt, if any. While financial strength ratings may be of greater interest to investors than our claims paying ratings, these ratings are not evaluations of our equity securities nor a recommendation to buy, hold or sell our equity securities.
Insurance Regulatory Matters
We are subject to regulation under the insurance and insurance holding company statutes of various jurisdictions, including the domiciliary states of our insurance subsidiaries and other states in which our insurance subsidiaries do business. Our insurance subsidiaries are primarily domiciled in the United States. Our states of domicile include Alabama, Illinois, Michigan, Pennsylvania, and Vermont. We have reinsurance operations based in the Cayman Islands, a territory of the U.K., and, through our participation in Syndicate 1729, U.K. based insurance and reinsurance operations.
United States
Our insurance subsidiaries are required to file detailed annual statements in their states of domicile and with the state insurance regulators in each of the states in which they do business. The laws of the various states establish agencies with broad authority to regulate, among other things, licenses to transact business, premium rates for certain types of coverage, trade practices, agent licensing, policy forms, underwriting and claims practices, reserve adequacy, transactions with affiliates, and insurer solvency. Such regulations may hamper our ability to meet operating or profitability goals, including preventing us from establishing premium rates for some classes of insureds that adequately reflects the level of risk assumed for those classes. Many states also regulate investment activities on the basis of quality, distribution and other quantitative criteria. States have also enacted legislation, typically based in whole or in part on NAIC model laws, which regulates insurance holding company systems, including acquisitions, the payment of dividends, the terms of affiliate transactions, enterprise risk and solvency management, and other related matters.
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
Statutory Accounting and Reporting
Insurance companies are required to file detailed quarterly and annual reports with state insurance regulators in their state of domicile and each of the states in which they do business; and their business and accounts are subject to examination by such regulators at any time. The financial information in these reports is prepared in accordance with SAP. Insurance regulators periodically examine each insurer’s adherence to SAP, financial condition, and compliance with insurance department rules and regulations.
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
Risk-Based Capital and Risk Assessment
In order to enhance the regulation of insurer solvency, the NAIC specifies risk-based capital requirements for property and casualty insurance companies. At December 31, 2015, all of ProAssurance’s insurance subsidiaries substantially exceeded the minimum required risk-based capital levels.
In late 2010, the NAIC adopted the Model Holding Co. Law. The Model Holding Co. Law, as compared to previous NAIC guidance, increases regulatory oversight of and reporting by insurance holding companies, including reporting related to non-insurance entities, and requires reporting of risks affecting the holding company group. Additionally, in 2012 the NAIC adopted ORSA, which requires insurers to maintain a framework for identifying, assessing, monitoring, managing and reporting on the “material and relevant risks” associated with the insurer's (or insurance group's) current and future business plans. ORSA requires larger insurers, generally those with annual written premium volume greater than $1.0 billion as a group or $500 million as an individual insurer, to file an internal assessment of solvency with insurance regulators annually beginning in 2015. Although no specific capital adequacy standard is currently articulated in ORSA, it is possible that such standard will be developed over time. The Model Holding Co. Law and ORSA will be binding only if adopted by state legislatures and/or state insurance regulatory authorities and actual regulations adopted by any state may differ from that adopted by the NAIC. As of December 31, 2015, the Model Holding Co. Law and ORSA have been adopted by 34 states. ProAssurance did not meet ORSA filing criteria in 2015.

Also, the NAIC subsequently revised the Model Holding Co. Law to include provisions which allow regulatory supervision of the holding company group through supervisory colleges and which require reporting of risk and solvency assessments for the group. Certain states in which the Company operates adopted these revisions early and the Company began filing its risk and solvency assessment in 2014.
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
Federal Regulation
Tort reform proposals are considered from time to time at the Federal level. Passage of a Federal tort reform package would likely be subject to judicial challenge and we cannot be certain that it would be upheld by the courts.
The Dodd-Frank Act was enacted in July 2010 and established additional regulatory oversight of financial institutions. To-date, the Dodd-Frank Act has not materially affected our business. However, development of regulations is not complete, and there could yet be changes in the regulatory environment that affect the way we conduct our operations or the cost of compliance, or both.
One of the federal government bodies created by the Dodd-Frank Act was the FIO which, in December 2013, released a proposal on insurance modernization and improvement of the system of insurance regulation in the United States. Although the FIO is prohibited from directly regulating the business of insurance, it has authority to represent the United States in international insurance matters and has limited power to preempt certain types of state insurance laws. The recent proposal advocates significantly greater federal involvement in insurance regulation and identifies necessary reforms by the states to preclude further consideration of direct federal regulation. While the proposal does not necessarily imply that the federal government will displace state regulation completely, it does recommend more of a hybrid approach to insurance regulation. In response to the FIO proposal, the NAIC and a number of state legislatures have considered or adopted legislative proposals that alter and, in many cases, increase the authority of state agencies to regulate insurance companies and insurance holding company systems. We cannot predict whether the proposals will be adopted or what impact, if any, subsequently enacted laws might have on our business, financial condition or results of operations.
Terrorism Risk Insurance Act
TRIA, initially enacted in 2002 and reauthorized in 2007 and 2015, ensures the availability of insurance coverage for certain acts of terrorism, as defined in the legislation. The 2015 reauthorization extended the program through 2020. TRIA currently provides that during 2016 a loss event must exceed $120 million to trigger coverage and that Federal government will reimburse 84% of an insurer’s losses in excess of the insurer’s deductible, up to the maximum annual Federal liability of $100 billion. The event trigger will gradually increase to $200 million by 2020 and the reimbursement percentage will gradually decline to 80% by 2020. TRIA requires that we offer terrorism coverage to our commercial policyholders in our workers'

compensation line of business, for which we may, when warranted, charge an additional premium. The policyholders may or may not accept such coverage.
International
Cayman Islands
Our segregated portfolio cell business operates through our subsidiary, Eastern Re, which is organized and licensed as a Cayman Islands unrestricted Class B insurance company. Eastern Re is subject to regulation by CIMA. Applicable laws and regulations govern the types of policies that Eastern Re can insure or reinsure, the amount of capital that it must maintain and the way it can be invested, and the payment of dividends without approval by the CIMA. Eastern Re is required to maintain minimum capital of approximately $100,000 and must receive approval from the CIMA before it can pay any dividends.
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
The European Union's executive body, the European Commission, has implemented new capital adequacy and risk management regulations called Solvency II that applies to businesses within the European Union. Solvency II became effective January 1, 2016. Syndicate 1729 follows the Solvency II compliance guidelines set out by the Council of Lloyd's.
Enterprise Risk Management
As a large property and casualty insurance provider, we are exposed to many risks, stemming from both our insurance operations and the environments in which we operate. Since certain risks can be correlated with other risks, an event or a series of events can impact multiple areas of the Company simultaneously and have a material effect on the Company's results of operations, financial position and/or liquidity. In response to these exposures we have implemented an ERM program. Our ERM program consists of numerous processes and controls that have been designed by our senior management, with oversight by our Board of Directors, and have been implemented across our organization. We utilize ERM to identify potential risks from all aspects of our operations and to evaluate these risks in a manner that is both prudent and balanced. Our primary objective is to develop a risk appetite that creates and preserves value for all of our stakeholders.
Employees
At December 31, 2015, we had 938 employees, none of whom were represented by a labor union. We consider our employee relations to be good.

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
The property and casualty insurance business is highly competitive. We compete in a fragmented market comprised of many insurers, ranging from smaller single state mono-line insurers who have an extensive knowledge of local markets to large national insurers who offer multiple product lines and whose financial strength and resources may be greater than ours. In many instances, coverage we offer is also available through mutual entities whose ROE objectives may be lower than ours. Also, there are many opportunities for self-insurance and for participation in an alternative risk transfer mechanism, such as a captive insurer or a risk retention group.
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
Our loss exposure for a terrorist act meeting the TRIA definition is mitigated by our coverage provided by this program as described in Part I under the caption Insurance Regulatory Matters. Congress has the ability to alter or repeal the provisions of TRIA at its discretion, and if altered or repealed our exposure could increase and result in premium increases for those types of coverages. Workers' compensation coverages cannot exclude damages related to an act of terrorism and if TRIA were repealed or the benefits were substantially reduced, this might affect our ability to offer these coverages at a reasonable rate.
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
Our loss reserves also may be affected by court decisions that expand liability of our policies after they have been issued. In addition, a significant jury award or series of awards against one or more of our insureds could require us to pay large sums of money in excess of our reserved amounts. Due to uncertainties inherent in the jury system, any case that is litigated to a jury verdict has the potential to incur a loss that has a material adverse effect on our results of operations.
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
At December 31, 2015 our Receivable from reinsurers on unpaid losses is $249.4 million and our Receivable from reinsurers on paid losses is $9.2 million. As of December 31, 2015 no reinsurer, on an individual basis, had an estimated net amount due which exceeded $25 million.

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
The ACA was enacted in March 2010, and many but not all of its provisions have become effective. To date, we do not believe that the primary provisions of ACA have directly affected our business. However, regulations to implement the law may be revised and the effect of currently enacted provisions may evolve over time. Thus, the ACA may yet have unanticipated or indirect effects on our business or alter the risk and cost environments in which we and our insureds operate. These risks include: further increases in the number of physicians choosing to practice as a part of a larger healthcare organization that utilizes a self insurance or alternative risk management solution for its HCPL needs; use of electronic medical records may lead to additional medical malpractice litigation or increase the cost of litigation; patient dissatisfaction may increase due to greater strain on the patient-physician relationship; there may be an overall increase in healthcare costs which would increase loss costs for claims involving bodily injury; and additional health conditions may be identified as work-related which could increase the number of workers' compensation claims. Conversely, it is anticipated that there will be growth in the number of ancillary healthcare providers that will become customers for HCPL products. We are unable to predict with any certainty the effect that ACA or future related legislation will have on our insureds or our business.
Changes due to financial reform legislation could have a material effect on our operations.
The Dodd-Frank Act, enacted in July 2010 established additional regulatory oversight of financial institutions. While regulations are still in development for various portions of the Dodd-Frank Act, to date the Act has not materially affected our business. As detailed regulations are developed to implement the provisions of the Dodd-Frank Act, there may be changes in the regulatory environment that affect the way we conduct our operations or the cost of regulatory compliance, or both. We are unable to predict with any certainty the effect that the Dodd-Frank Act will have on our business.
One of the federal government bodies created by the Dodd-Frank Act was the FIO which, in December 2013, released a proposal on insurance modernization and improvement of the system of insurance regulation in the United States. Although the FIO is prohibited from directly regulating the business of insurance, it has authority to represent the United States in international insurance matters and has limited powered to preempt certain types of state insurance laws. The recent proposal advocates significantly greater federal involvement in insurance regulation and identifies necessary reforms by the states to preclude further consideration of direct federal regulation. While the proposal does not necessarily imply that the federal government will displace state regulation completely, it does recommend more of a hybrid approach to insurance regulation. We cannot predict whether the proposals will be adopted or what impact, if any, enacted laws may have on our business, financial condition or results of operations.
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
Our top five states, Pennsylvania, Alabama, Indiana, Michigan and Texas, represented 43% of our direct premiums written for the year ended December 31, 2015. Moreover, on a combined basis, Pennsylvania, Alabama and Indiana accounted for 32%, 31%, and 19% of our direct premiums written for the years ended December 31, 2015, 2014 and 2013, respectively. As Eastern has only been a part of our consolidated numbers since January 1, 2014, direct premiums written for our workers' compensation business are only included in the 2015 and 2014 by state information. Unfavorable business, economic or regulatory conditions in any of these states could have a disproportionately greater effect on us than they would if we were less geographically concentrated.
We may be unable to identify future strategic acquisitions or expected benefits from completed and proposed acquisitions may not be achieved or may be delayed longer than expected.
Our corporate strategy anticipates growth through the acquisition of other companies or books of business. However, such expansion is opportunistic and sporadic, and there is no guarantee that we will be able to identify strategic acquisition targets in the future. Additionally, if we are able to identify a strategic target for acquisition, state insurance regulation concerning change or acquisition of control could delay or prevent us from completing the acquisition. State insurance regulatory codes provide that the acquisition of “control” of a domestic insurer or of any person that directly or indirectly controls a domestic insurer cannot be consummated without the prior approval of the domiciliary insurance regulator. There is no assurance that we will receive such approval from the respective insurance regulator or that such approvals will not be conditioned in a manner that materially and adversely affects the aggregate economic value and business benefits expected to be obtained and cause us to not complete the acquisition.
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

The following table presents the claims paying ratings of our core insurance subsidiaries as of February 19, 2016.

Rating Agency (1)
	A.M. Best (www.ambest.com)	Fitch (www.fitchratings.com)	Moody’s (www.moodys.com)
ProAssurance Indemnity Company, Inc.	A+ (Superior)	A (Strong)	A2
ProAssurance Casualty Company	A+ (Superior)	A (Strong)	A2
ProAssurance Specialty Insurance Company, Inc.	A+ (Superior)	A (Strong)	NR
Podiatry Insurance Company of America	A (Excellent)	A (Strong)	A2
PACO Assurance Company, Inc.	A- (Excellent)	A (Strong)	NR
Noetic Specialty Insurance Company	A (Excellent)	A (Strong)	NR
Medmarc Casualty Insurance Company	A (Excellent)	A (Strong)	NR
Lloyd's Syndicate 1729 (2)	A (Excellent)	AA- (Strong)	NR
Eastern Alliance Insurance Company	A (Excellent)	A (Strong)	A3
Allied Eastern Indemnity Company	A (Excellent)	A (Strong)	A3
Eastern Advantage Assurance Company	A (Excellent)	A (Strong)	NR
Eastern Re Ltd., SPC	A (Excellent)	NR	NR
(1) NR indicates that the subsidiary has not been rated by the listed rating agency.
(2) Rating provided is the rating applicable to all Lloyd's syndicates.
Three rating agencies evaluate and rate our ability to service current debt and potential debt. These financial strength ratings reflect each agency’s independent evaluation of our ability to meet our obligation to holders of our debt, if any. While these ratings may be of greater interest to investors than our claims paying ratings, these are not ratings of our equity securities nor a recommendation to buy, hold or sell our equity securities.
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
The Company depends upon the skill and work product of our officers and employees in executing our business strategy. While management and the Board monitor the strategic direction of the Company, strategic changes could be made that are not supportable by our capital base. In addition, our business could potentially be impacted if we are unable to align our strategy with the expectations of our stakeholders. The operations of the Company are also heavily dependent upon the delivery of superior customer service across a broad customer base, by which negative feedback from agents, insureds or internal staff could result in a loss of revenue for the Company.
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
Our Board regularly reviews succession planning relating to our Chief Executive Officer as well as other senior officers. Mr. Starnes, our Chief Executive Officer and President, executed a new employment agreement effective June 1, 2015 which extends his service 5 years from the date of the agreement.

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
We are a holding company whose principal source of funds is cash dividends and other permitted payments from operating subsidiaries. If our subsidiaries are unable to make payments to us, or are able to pay only limited amounts, we may be unable to make payments on our indebtedness, meet other holding company financial obligations, or pay dividends to shareholders. The payment of dividends by these operating subsidiaries is subject to restrictions set forth in the insurance laws and regulations of their respective states of domicile, as discussed under the caption "Insurance Regulatory Matters."
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

The European Union's executive body, the European Commission, has implemented new capital adequacy and risk management regulations called Solvency II that applies to businesses within the European Union. Solvency II became effective January 1, 2016. Syndicate 1729 follows the Solvency II compliance guidelines set out by the Council of Lloyd's.
As a member of the Lloyd's market and a capital provider to Lloyd's Syndicate 1729 we are subject to certain risks which could materially and adversely affect us.
As a member of the Lloyd's market we are obligated to contribute to the Lloyd's Central Fund and to pay levies to Lloyd's and also have our ongoing exposure to levies and charges in order to underwrite at Lloyd's. Whenever a member of Lloyd's is unable to pay its policyholder obligations, such obligations may be payable by the Lloyd's Central Fund. If Lloyd's determines that the Central Fund needs to be increased, it has the power to assess premium levies on current Lloyd's members up to 3% of a member's underwriting capacity in any one year. We do not believe that any assessment is likely in the foreseeable future and have not provided an allowance for such an assessment. However, based on our 2016 estimated underwriting capacity at Lloyd's of £51.8 million ($76.3 million based on the December 31, 2015 exchange rate), the December 31, 2015 exchange rate of $1.47 dollars per GBP and assuming the maximum 3% assessment, we could be assessed up to $2.3 million for the 2016 underwriting year.
As a participant in Lloyd's of London, Syndicate 1729 is subject to certain risks and uncertainties, including the following:

•	its reliance on insurance and reinsurance brokers and distribution channels to distribute and market its products;

•	its obligation to pay levies to Lloyd's;

•	its obligations to maintain funds to support its underwriting activities in that its risk-based capital requirements are assessed periodically by Lloyd's and subject to variation;

•	its ability to maintain liquidity to fund claims payments, when due;

•	its ability to obtain reinsurance and retrocessional coverage to protect against adverse loss activity;

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
Each state in which we operate has separate insurance guaranty fund laws requiring admitted property and casualty insurance companies doing business within their respective jurisdictions to be members of their guaranty associations. These associations are organized to pay covered claims (as defined and limited by the various guaranty association statutes) under insurance policies issued by insurance companies that have become insolvent. Most guaranty association laws enable the associations to make assessments against member insurers to obtain funds to pay covered claims after a member insurer becomes insolvent. These associations levy assessments (up to prescribed limits) on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the covered lines of business in that state. Maximum assessments generally vary between 1% and 2% of annual premiums written by a member in that state. Some states permit member insurers to recover assessments paid through surcharges on policyholders or through full or partial premium tax offsets, while other states permit recovery of assessments through the rate filing process. We had no significant guaranty fund recoupments or assessments in 2015, 2014 or 2013. Our practice is to accrue for insurance insolvencies when notified of assessments. We are not able to reasonably estimate assessments or develop a meaningful range of possible assessments prior to notice because the guaranty funds do not provide sufficient information for development of such estimates or ranges.
Certain states have established risk pooling mechanisms that offer insurance coverage to individuals or entities who are otherwise unable to purchase coverage from private insurers. Authorized property and casualty insurers in these states are generally required to share in the underwriting results of these pooled risks, which are typically adverse. Should our mandatory participation in such pools be increased or if the assessments from such pools increased, our results of operations and financial condition would be negatively affected, although that was not the case in 2015, 2014 or 2013.

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
A significant portion of our total assets ($3.7 billion or 74%) at December 31, 2015 are financial instruments whose value can be significantly affected by economic and market factors beyond our control including, among others, the unemployment rate, the strength of the domestic housing market, the price of oil, changes in interest rates and spreads, consumer confidence, investor confidence regarding the economic prospects of the entities in which we invest, corrective or remedial actions taken by the entities in which we invest, including mergers, spin-offs and bankruptcy filings, the actions of the U.S. government, and global perceptions regarding the stability of the U.S. economy. Adverse economic and market conditions could cause investment losses or other-than-temporary impairments of our securities, which could affect our financial condition, results of operations, or cash flows.
At December 31, 2015 approximately 10% of our investment portfolio was invested in mortgage and asset-backed securities. We utilize ratings determined by NRSROs (Moody’s, Standard & Poor’s, and Fitch) as an element of our evaluation of the credit worthiness of our securities. The ratings are subject to error by the agencies; therefore, we may be subject to additional credit exposure should the rating be misstated.
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
At December 31, 2015 the fair value of our state/municipal portfolio was $0.9 billion (amortized cost basis of $0.9 billion). While our state/municipal portfolio had a high credit rating (AA on average), which indicates a strong ability to pay, there is no assurance that there will not be a credit related event which would cause fair values to decline. An economic downturn could lessen tax receipts and other revenues in many states and their municipalities and the frequency of credit downgrades of these entities has increased.
Our tax credit partnership interests are subject to risks related to the potential forfeiture of the tax credits and all or a portion of the previously claimed tax credits. Loss of all or a portion of the tax credits might occur if the property owner fails to meet the specified requirements of planning and constructing or, in the case of the qualified affordable housing project tax credits, fails to operate the property as required or below expected capacity. At December 31, 2015 the carrying value of our tax credit partnership interests was approximately $129.9 million.
In a period of market illiquidity and instability, the fair values of our investments are more difficult to assess and our assessments may prove to be greater or less than amounts received in actual transactions.
In accordance with applicable GAAP, we value 93% of our investments at fair value and the remaining 7% at cost, equity, or cash surrender value. See Notes 1, 3 and 4 of the Notes to Consolidated Financial Statements for additional information.
We determine the fair value of our investments using quoted exchange or over-the-counter prices, when available. At December 31, 2015, we valued approximately 11% of our investments in this manner. When exchange or over-the-counter quotes are not available, we estimate fair values based on broker dealer quotes and various other valuation methodologies, which may require us to choose among various input assumptions and which requires us to utilize judgment. At December 31, 2015 approximately 78% of our investments were valued in this manner. When markets exhibit significant volatility, there is more risk that we may utilize a quoted market price, broker dealer quote, valuation technique or input assumption that results in a fair value estimate that is either over or understated as compared to actual amounts that would be received upon disposition or maturity of the security. At December 31, 2015 approximately 4% of our investments are investment funds which measure fund assets at fair value on a recurring basis and provide us with a NAV for our interest. As a practical expedient, we consider the NAV provided to approximate the fair value of the interest. NAV is provided by the asset managers and in some cases estimates are used for valuation and are subject to variations depending on those estimates.

Our Board may decide that our financial condition does not allow the continued payment of a quarterly cash dividend, or requires that we reduce the amount of our quarterly cash dividend.
Our Board approved a cash dividend policy in September 2011, and most recently paid a $1.31 per share dividend for the three months ended December 31, 2015, which included a $1.00 special dividend. However, any decision to pay future cash dividends is subject to the Board’s final determination after a comprehensive review of the Company’s financial performance, future expectations and other factors deemed relevant by the Board.
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
During 2013 we issued $250 million of unsecured Senior Notes Payable due in 2023 at a 5.3% interest rate. There is no guarantee that additional debt could be issued on similar terms in the future as rates available to us may change due to changes in the economic climate or shifts in the yield curve may occur or an increase in our level of debt may result in rating agencies lowering our debt rating. Also, our insurance subsidiaries must obtain regulatory approval before incurring additional debt. A further restriction is that our credit facility agreement requires that our consolidated debt to capital ratio (0.18 to 1.0 at December 31, 2015) be 0.35 to 1.0 or less.
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
We are subject to U.S. federal and various state income taxes. We are periodically under routine examination by various federal, state and local authorities regarding income tax matters and our tax positions could be successfully challenged; the costs of defending our tax positions could be considerable. Our estimate of our potential liability for known uncertain tax positions is reflected in our financial statements. As of December 31, 2015 we had a federal income tax receivable of approximately $16.4 million. We also had a liability for unrecognized current tax benefits of $8.2 million, and we had a net deferred tax liability of approximately $15.1 million.
New or changes in existing accounting standards, practices and/or policies, as well as subjective assumptions, estimates and judgments by management related to complex accounting matters could significantly affect our financial results or our ability to maintain investor confidence and shareholder value.
GAAP and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business, such as revenue recognition, estimation of losses, determination of fair value, asset impairment (particularly investment securities and goodwill) and tax matters, are highly complex and involve many subjective assumptions, estimates and judgments. Changes in these rules or their interpretation or changes in underlying assumptions, estimates, or judgments could significantly change our reported or expected financial performance or financial condition. See Note 1 of the Notes to Consolidated Financial Statements for a description of our significant accounting policies.
ProAssurance is primarily a holding company of insurance subsidiaries which are required to comply with SAP. SAP and its components are subject to review by the NAIC and state insurance departments. The NAIC Accounting Practices and Procedures Manual provides that a state insurance department may allow insurance companies that are domiciled in that state to depart from SAP by granting them permitted non-SAP accounting practices. This permission may permit a competitor or competitors to use a more favorable accounting policy.

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
We own four office properties, all of which are unencumbered:

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

EXECUTIVE OFFICERS OF PROASSURANCE CORPORATION
The executive officers of ProAssurance Corporation serve at the pleasure of the Board. We have a knowledgeable and experienced management team with established track records in building and managing successful insurance operations. Following is a brief description of each executive officer of ProAssurance, including their principal occupation, and relevant background with ProAssurance and former employers.

W. Stancil Starnes
Mr. Starnes was appointed as Chief Executive Officer in 2007 and has served as the Chairman of the Board since 2008. In 2012 he was appointed President of ProAssurance. Mr. Starnes previously served as President, Corporate Planning and Administration of Brasfield & Gorrie, Inc., a large national commercial contractor. Prior to 2006, Mr. Starnes served as the Senior and Managing Partner of the law firm of Starnes & Atchison, LLP, where he was extensively involved with ProAssurance and its predecessors in the defense of healthcare professional liability claims for over 25 years. Mr. Starnes currently serves as a director of Infinity Property and Casualty Corporation, a public insurance holding company, where he serves on the Audit and Investment Committees. He is also on the Board of Directors of National Commerce Corporation, located in Birmingham, Alabama, where he serves as Chairman of the Nominating and Corporate Governance Committee, Chairman of the Pricing Committee and is a member of the Compensation Committee. (Age 67)

Howard H. Friedman
Mr. Friedman was appointed as President of our Healthcare Professional Liability Group in 2014, and is also our Chief Underwriting Officer and Chief Actuary. Mr. Friedman has previously served as a Co-President of our Professional Liability Group, Chief Financial Officer, Corporate Secretary, and as the Senior Vice President of Corporate Development. Mr. Friedman joined our predecessor in 1996. Mr. Friedman is an Associate of the Casualty Actuarial Society and a member of the American Academy of Actuaries. (Age 57)

Jeffrey P. Lisenby
Mr. Lisenby was appointed as an Executive Vice President in 2014 and is also our General Counsel, Corporate Secretary and head of the corporate Legal Department. Mr. Lisenby has previously served as Senior Vice President. Prior to joining ProAssurance, Mr. Lisenby practiced law privately in Birmingham, Alabama. Mr. Lisenby is a member of the Alabama State Bar and the United States Supreme Court Bar and is a Chartered Property Casualty Underwriter. (Age 47)

Edward L. Rand, Jr.
Mr. Rand was appointed as an Executive Vice President in 2014 and is also our Chief Financial Officer. Mr. Rand previously served as our Senior Vice President of Finance upon joining ProAssurance in 2004. Prior to joining ProAssurance, Mr. Rand was the Chief Accounting Officer and Head of Corporate Finance for PartnerRe Ltd. Prior to that time Mr. Rand served as the Chief Financial Officer of Atlantic American Corporation. (Age 49)

Frank B. O’Neil
Mr. O’Neil was appointed as our Senior Vice President and Chief Communications Officer in 2001. Mr. O’Neil has previously served as our Senior Vice President of Corporate Communications, having joined our predecessor in 1987. (Age 62)

Michael L. Boguski
Mr. Boguski is President of our Eastern subsidiary. Prior to the acquisition of Eastern, Mr. Boguski served as President and Chief Executive Officer of Eastern, and first joined Eastern in 1997. (Age 53)

Mary Todd Peterson
Ms. Peterson is President of our Medmarc subsidiary. Prior to the acquisition of Medmarc, Ms. Peterson served as Medmarc's President and Chief Executive Officer. She previously served as Medmarc's Senior Vice President and Chief Operating Officer as well as its Senior Vice President, Chief Financial Officer and Treasurer. Ms. Peterson serves on the Board of Governors for the Property Casualty Insurance Association of America where she serves on the Investment and Finance Committees. Ms. Peterson also serves on the Board of Directors of The Community Financial Corporation where she chairs the Audit Committee. (Age 61)

Ross E. Taubman
Dr. Taubman is President and Chief Medical Officer of our PICA subsidiary. Prior to joining PICA, Dr. Taubman practiced podiatry for 26 years. During that time, Dr. Taubman served as Treasurer, Vice-President and President of the Maryland Podiatric Medical Association. Dr. Taubman is a diplomate in the American Board of Podiatric Surgery. (Age 58)

Kelly B. Brewer
Ms. Brewer was appointed as our Chief Accounting Officer in 2014 and has served as our Vice President of Finance since joining ProAssurance in 2008. Prior to joining ProAssurance, Ms. Brewer was a Senior Manager for PricewaterhouseCoopers for four years. Prior to that time Ms. Brewer served financial services clients in audit and forensic accounting engagements for five years. Ms. Brewer is a Certified Public Accountant. (Age 40)

We have adopted a Code of Ethics and Conduct that applies to our directors and executive officers, including but not limited to our principal executive officers, principal financial officer, and principal accounting officer. We also have share ownership guidelines in place to ensure that management maintains a significant portion of their personal investments in the stock of ProAssurance. Both our Code of Ethics and Conduct and our Share Ownership Guidelines are available on the Governance section of our website. Printed copies of these documents may be obtained from Frank O’Neil, Senior Vice President, ProAssurance Corporation, either by mail at P.O. Box 590009, Birmingham, Alabama 35259-0009, or by telephone at (205) 877-4400 or (800) 282-6242.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
At February 19, 2016, ProAssurance Corporation had 2,772 stockholders of record and 53,081,080 shares of common stock outstanding. ProAssurance’s common stock currently trades on the NYSE under the symbol “PRA.”

	2015		2014
Quarter	High	Low	High	Low
First	$46.56	$44.33	$48.11	$42.90
Second	46.93	43.73	45.79	43.71
Third	50.24	47.10	46.58	43.63
Fourth	53.42	48.24	48.08	43.78

	Dividends Declared		Dividends Paid
Quarter	2015	2014	2015	2014
First	$0.31	$0.30	$2.96	$0.30
Second	0.31	0.30	0.31	0.30
Third	0.31	0.30	0.31	0.30
Fourth*	1.31	2.96	0.31	0.30
* Includes a special dividend of $1.00 per common share in 2015 and $2.65 per common share in 2014.
The Board declared a quarterly dividend in each quarter of 2015 and 2014. The dividends were paid in the month after the quarter ended. The Board also declared special dividends of $1.00 and $2.65 per common share in the fourth quarters of 2015 and 2014, respectively, both of which were paid in January of the following year. Any decision to pay regular or special cash dividends in the future is subject to the Board’s final determination after a comprehensive review of financial performance, future expectations and other factors deemed relevant by the Board.
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

Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information regarding ProAssurance’s equity compensation plans as of December 31, 2015.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)		(c)
Equity compensation plans approved by security holders	743,003	$25.02	*	2,400,000
Equity compensation plans not approved by security holders	—	—		—
* Applicable only to approximately 2,000 outstanding options. Other outstanding share units have no exercise price.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs * (in thousands)
October 1 – 31, 2015	47,600	$48.88	47,600	$114,036
November 1 – 30, 2015	—	N/A	—	$114,036
December 1 – 31, 2015	47,100	$48.55	47,100	$111,749
Total	94,700	$48.72	94,700
* Under its current plan begun in November 2010, the ProAssurance Board of Directors has authorized $600 million for the repurchase of common shares or the retirement of outstanding debt, including $100 million authorized in May 2015. This is ProAssurance's only plan for the repurchase of common shares, and the plan has no expiration date.

ITEM 6. SELECTED FINANCIAL DATA.

	Year Ended December 31
(In thousands except per share data)	2015	2014	2013	2012	2011
Selected Financial Data (1)
Gross premiums written	$812,218	$779,609	$567,547	$536,431	$565,895
Net premiums earned	694,149	699,731	527,919	550,664	565,415
Net investment income	108,660	125,557	129,265	136,094	140,956
Equity in earnings (loss) of unconsolidated subsidiaries	3,682	3,986	7,539	(6,873)	(9,147)
Net realized investment gains (losses)	(41,639)	14,654	67,904	28,863	5,994
Other revenues	7,227	8,398	7,551	7,106	13,566
Total revenues	772,079	852,326	740,178	715,854	716,784
Net losses and loss adjustment expenses	410,711	363,084	224,761	179,913	162,287
Net income (2)	$116,197	$196,565	$297,523	$275,470	$287,096
Net income per share (3):
Basic	$2.12	$3.32	$4.82	$4.49	$4.70
Diluted	$2.11	$3.30	$4.80	$4.46	$4.65
Weighted average shares outstanding (3):
Basic	54,795	59,285	61,761	61,342	61,140
Diluted	55,017	59,525	62,020	61,833	61,684
Balance Sheet Data, as of December 31
Total investments	$3,650,130	$4,009,707	$3,941,045	$3,926,902	$4,090,541
Total assets	4,908,163	5,169,160	5,150,099	4,876,578	4,998,878
Reserve for losses and loss adjustment expenses	2,005,326	2,058,266	2,072,822	2,054,994	2,247,772
Debt	350,000	250,000	250,000	125,000	49,687
Total liabilities	2,949,809	3,011,216	2,755,685	2,605,998	2,834,425
Total capital	$1,958,354	$2,157,944	$2,394,414	$2,270,580	$2,164,453
Total capital per share of common stock outstanding (3)	$36.88	$38.17	$39.13	$36.85	$35.42
Common stock outstanding, period end (3)	53,101	56,534	61,197	61,624	61,107

(1)	Includes acquired entities since date of acquisition only.

(2)	Includes a gain on acquisition of $32.3 million for the year ended December 31, 2013 and a loss on extinguishment of debt of $2.2 million for the year ended December 31, 2012.

(3)	For all periods presented, share and per share amounts reflect the effect of the two-for-one stock split effected in the form of a stock dividend that was effective December 27, 2012.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes to those statements which accompany this report. A glossary of insurance terms and phrases is available on the investor section of our website. Throughout the discussion, references to “ProAssurance,” “PRA,” “Company,” “we,” “us” and “our” refer to ProAssurance Corporation and its consolidated subsidiaries. The discussion contains certain forward-looking information that involves risks and uncertainties. As discussed under the heading "Forward-Looking Statements,” our actual financial condition and operating results could differ significantly from these forward-looking statements.
ProAssurance Overview
We are an insurance holding company and our operating results are primarily derived from the operations of our insurance subsidiaries, which provide professional liability insurance for healthcare professionals and facilities, professional liability insurance for attorneys, liability insurance for medical technology and life sciences risks and workers' compensation insurance. We are also a 58% capital provider to Syndicate 1729, which began insuring and reinsuring a range of property and casualty insurance lines effective January 1, 2014.
We report our results in four distinct segments, based on the operational focus of the segment. Our Specialty P&C segment includes our professional liability business and our medical technology and life sciences business. Our Workers' Compensation segment includes the business acquired through our January 1, 2014 purchase of Eastern and includes workers' compensation insurance for employers, groups and associations. Our Lloyd's Syndicate segment reflects operating results from our participation in Lloyd's Syndicate 1729, which began operations January 1, 2014. Information regarding Lloyd's operations derived from U.K. based entities is reported on a quarter delay, although investment results associated with our FAL investments are reported concurrently as those results are available on an earlier time frame. Our Corporate segment includes our U.S. investment operations which are managed at the corporate level, non-premium revenues generated outside of our insurance entities, corporate expenses, interest and U.S. income taxes. Additional information regarding our segments is included in Note 15 of the Notes to Consolidated Financial Statements and in Part I.
Growth Opportunities and Outlook
We expect our long-term growth to come through controlled expansion of our existing operations and through the acquisition of other specialty insurance companies or books of business. Growth through acquisition is often opportunistic and cannot be predicted.
We operate in very competitive markets and face strong competition from other insurance companies for all of our insurance products. HCPL insurance represents a significant portion of our gross premiums written (55% in 2015, excluding tail) and the healthcare market has been trending toward the formation of larger medical practice groups, and the employment of physicians by hospitals. Large medical groups and facilities frequently manage their healthcare professional liability exposure outside of the traditional insurance marketplace using self-insured mechanisms and other risk sharing arrangements. In response to these trends, we offer products designed to provide greater risk sharing options to hospitals and large physician groups.
We expanded our lines of business in new directions by acquiring Eastern, a provider of workers' compensation insurance, on January 1, 2014. We have also been a consistent acquirer of other physician insurers, completing four acquisitions between 2009 and 2013 as well as acquiring an agency largely focused on the professional liability needs of allied healthcare providers and an insurer focused on the legal professional liability market. We continue to see new opportunities from each of the acquisitions and believe each will provide organic growth through expansion in their existing markets and relationships.
Late in 2013, we completed the process of becoming a corporate member of Lloyd's of London, an internationally recognized specialist insurance market. We are the majority (58%) capital provider to Syndicate 1729, which began insuring and reinsuring business as of January 1, 2014. Syndicate 1729 covers a range of property and casualty insurance and reinsurance lines, and has a maximum underwriting capacity of £90 million ($132.6 million at December 31, 2015) for the 2016 underwriting year, of which £51.8 million ($76.3 million at December 31, 2015) is our allocated underwriting capacity as a corporate member.
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

Key Performance Measures
We have sustained our financial stability during difficult market conditions through responsible underwriting, pricing and loss reserving practices and through conservative investment practices. We are committed to maintaining prudent operating and financial leverage and to conservatively investing our assets. We recognize the importance that our customers and producers place on the financial strength of our insurance subsidiaries and we manage our business to protect our financial security.
We consider a number of performance measures, including the following:

•	The net loss ratio is calculated as net losses incurred divided by net premiums earned and is a component of underwriting profitability.

•	The underwriting expense ratio is calculated as underwriting, policy acquisition and operating expenses incurred divided by net premiums earned and is a component of underwriting profitability.

•	The combined ratio is the sum of the net loss ratio and the underwriting expense ratio and measures underwriting profitability.

•	The investment income ratio is calculated as net investment income divided by net premiums earned and measures the contribution investment earnings provides to our overall profitability.

•	The operating ratio is the combined ratio, less the investment income ratio. This ratio provides the combined effect of underwriting profitability and investment income.

•	The tax ratio is calculated as total income tax expense divided by income (loss) before income taxes and measures our effective tax rate.

•
ROE is calculated as net income for the period divided by the average of beginning and ending shareholders’ equity. This ratio measures our overall after-tax profitability and shows how efficiently capital is being used.

•
Growth in book value. Book value per share is calculated as total shareholders’ equity at the balance sheet date divided by the total number of common shares outstanding. This ratio measures the net worth of the company to shareholders on a per-share basis. The declaration of dividends decreases book value per share. Growth in book value per share, adjusted for dividends declared, is an indicator of overall profitability.

We particularly focus on our combined ratio and investment returns, both of which directly affect our ROE and growth in our book value. Historically we have targeted a long-term average ROE of 12% to 14%. Due to the current prevailing economic conditions in which we operate, including the persistent low interest rate environment, the soft pricing environment for our products, and over-capitalization within the insurance market, we were unable to achieve this target in either 2014 or 2015. To the extent that these economic impediments persist, we believe that realization of this long-term ROE target will continue to prove difficult.
Our emphasis on rate adequacy, selective underwriting, effective claims management and prudent investments is a key factor in our ability to achieve our ROE target. We closely monitor premium revenues, losses and loss adjustment costs, and underwriting and policy acquisition expenses. Our overall investment strategy is to focus on maximizing current income from our investment portfolio while maintaining safety, liquidity, duration and portfolio diversification. While we engage in activities that generate other income, such activities, principally insurance agency services, do not constitute a significant use of our resources or a significant source of revenues or profits.
Critical Accounting Estimates
Our Consolidated Financial Statements are prepared in conformity with GAAP. Preparation of these financial statements requires us to make estimates and assumptions that affect the amounts we report on those statements. We evaluate these estimates and assumptions on an ongoing basis based on current and historical developments, market conditions, industry trends and other information that we believe to be reasonable under the circumstances. There can be no assurance that actual results will conform to our estimates and assumptions; reported results of operations may be materially affected by changes in these estimates and assumptions.
Management considers the following accounting estimates to be critical because they involve significant judgment by management and the effect of those judgments could result in a material effect on our financial statements.
Reserve for Losses and Loss Adjustment Expenses
The largest component of our liabilities is our reserve for losses and loss adjustment expenses ("reserve for losses" or "reserve") and the largest component of expense for our operations is incurred losses and loss adjustment expenses (also referred to as “losses and loss adjustment expenses,” “incurred losses,” “losses incurred,” and “losses”). Incurred losses reported in any period reflect our estimate of losses incurred related to the premiums earned in that period as well as any changes to our previous estimate of the reserve required for prior periods.

As of December 31, 2015 our reserve is almost entirely comprised of long-tail exposures. The estimation of long-tailed losses is inherently difficult and is subject to significant judgment on the part of management. Due to the nature of our claims, our loss costs, even for claims with similar characteristics, can vary significantly depending upon many factors, including but not limited to the specific characteristics of the claim and the manner in which the claim is resolved. Long-tailed insurance is characterized by the extended period of time typically required to assess the viability of a claim, potential damages, if any, and to then reach a resolution of the claim. It is not unusual for the claims resolution process to extend more than five years. The combination of continually changing conditions and the extended time required for claim resolution results in a loss cost estimation process that requires actuarial skill and the application of significant judgment, and such estimates require periodic modification.
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
We partition our reserves by accident year, which is the year in which the claim becomes our liability. As claims are incurred (reported) and claim payments are made, they are aggregated by accident year for analysis purposes. We also partition our reserves by reserve type: case reserves and IBNR reserves. Case reserves are established by our claims department based upon the particular circumstances of each reported claim and represent our estimate of the future loss costs (often referred to as expected losses) that will be paid on reported claims. Case reserves are decremented as claim payments are made and are periodically adjusted upward or downward as estimates regarding the amount of future losses are revised; reported loss for an individual claim is the case reserve at any point in time plus the claim payments that have been made to date. IBNR reserves represent our estimate in the aggregate of future development on losses that have been reported to us and our estimate of losses that have been incurred but not reported to us.
Our reserving process can be broadly grouped into three areas: the establishment of the initial reserve for risks assumed in business combinations (the acquired reserve), the establishment of the reserve for the current accident year (the initial reserve) and the re-estimation of the reserve for prior accident years (development of prior accident years). A summary of the activity in our net reserve for losses during 2015, 2014 and 2013 is provided in the Liquidity and Capital Resources and Financial Condition section that follows under the heading "Losses."
Acquired Reserve
The acquisition of Eastern, which specializes in workers' compensation insurance and reinsurance, on January 1, 2014 increased our loss reserve by $153.2 million which represented the fair value of Eastern's loss reserve at the time of the acquisition. The fair value of the reserve for losses and loss adjustment expenses and related reinsurance recoverables was based on an actuarial estimate of the expected future net cash flows, a reduction of those cash flows for the time value of money determined utilizing the U.S. Treasury Yield Curve, and a risk adjustment to reflect the net present value of profit that an investor would demand in return for the assumption of the associated risks. Expected net cash flows were derived from the expected loss payment patterns included in an actuarial analysis of Eastern's reserve performed as of December 31, 2013. The fair value of the reserve, including the risk margin discussed above, exceeded the undiscounted loss reserve previously established by Eastern by $9.3 million; this fair value adjustment is being amortized over the average expected life of the reserve of 6 years. The balance of the acquired reserve as of December 31, 2015 was $6.2 million.
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
Specialty P&C Segment. Professional and medical technology liability loss costs are impacted by many factors, including but not limited to, the nature of the claim, including whether or not the claim is an individual or a mass tort claim, the personal situation of the claimant or the claimant's family, the outcome of jury trials, the legislative and judicial climate where any potential litigation may occur, general economic conditions and, for claims involving bodily injury, the trend of healthcare costs. Within our Specialty P&C segment, for our HCPL business (79% of our consolidated gross reserve for losses and loss adjustment expenses for the year ended December 31, 2015), we set an initial reserve using the average loss ratio used in our pricing, plus an additional provision in consideration of the historical loss volatility we and others in the industry have experienced. For our HCPL business our target loss ratio during recent accident years has approximated 75% and the provision for loss volatility has ranged from 8 to 10 percentage points, producing an overall average initial loss ratio for our HCPL business of approximately 85%. We believe use of a provision for volatility appropriately considers the inherent risks and limitations of our rate development process and the historic volatility of professional liability losses (the industry has experienced accident year loss ratios as high as 163% and as low as 53% over the past 30 years) and produces a reasonable best estimate of the reserve required to cover actual ultimate unpaid losses. A similar practice is followed for our legal professional liability business (5% of our consolidated gross reserve for losses and loss adjustment expenses for the year ended December 31, 2015).
The risks insured in our medical technology liability business (6% of our consolidated gross reserve for losses and loss adjustment expenses for the year ended December 31, 2015) are more varied, and policies are individually priced based on the risk characteristics of the policy. These policies often have significant deductibles or self-insured retentions and the insured risks range from startup operations to large, multinational entities. Premiums are established using our most recently developed actuarial estimates of losses expected to be incurred based on factors which include: results from prior analysis of similar business, industry indications, observed trends and judgment. Claims in this line of business primarily involve bodily injury to individuals and are affected by factors similar to those of our HCPL line of business. For the medical technology liability business, we also establish an initial reserve using a loss ratio approach, including a provision in consideration of historical loss volatility that this line of business has exhibited.
Workers' Compensation Segment. Many factors affect the ultimate losses incurred for our workers' compensation coverages (9% of our consolidated gross reserve for losses and loss adjustment expenses for the year ended December 31, 2015), including, but not limited to, the type and severity of the injury, the age and occupation of the injured worker, the estimated length of disability, medical treatment and related costs, and the jurisdiction and workers' compensation laws of the injury occurrence. We use various actuarial methodologies, described below, in developing our workers’ compensation reserve, combined with a review of the exposure base generally based upon payroll. For the current accident year, given the lack of seasoned information, the different actuarial methodologies produce results with significant variability; therefore, more emphasis is placed on supplementing results from the actuarial methodologies with trends in exposure base, medical expense inflation, general inflation, severity, and claim counts, among other things, to select an expected loss ratio.
Development of Prior Accident Years
In addition to setting the initial reserve for the current accident year, each period we reassess the amount of reserve required for prior accident years.
The foundation of our reserve re-estimation process is an actuarial analysis that is performed by both our internal and consulting actuaries. This very detailed analysis projects ultimate losses on a line of business, geographic, coverage layer and accident year basis. The procedure uses the most representative data for each partition, capturing its unique patterns of development and trends. In all there are over 180 different partitions of our business for purposes of this analysis. We believe that the use of consulting actuaries provides an independent view of our loss data as well as a broader perspective on industry loss trends.
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
For our Workers’ Compensation segment we utilize the various actuarial methodologies discussed above, with particular reliance on incurred development, paid loss development and Bornhuetter-Ferguson, to develop our reserve for each accident year. The actuarial review includes the stratification of claims data (lost time claims, medical only claims) using different variations that allow us to identify trends that may not be readily identifiable if the data was evaluated only in the aggregate. Incurred and paid loss development factors are key assumptions in the reserve estimation process and are based on our historical incurred and paid loss development patterns. As accident years mature, the various actuarial methodologies produce more consistent loss estimates.

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
For the 2004 to 2009 accident years, both our internal and consulting actuaries observed an unprecedented reduction in the frequency of HCPL claims (or number of claims per exposure unit) that cannot be attributed to any single factor. Since 2009, claim frequency has been relatively constant, at a lower level than had historically existed. For a number of years, we believed that much of the reduction in claim frequency was the result of a decline in the filing of non-meritorious lawsuits that had historically been dismissed or otherwise resulted in no payment of indemnity on behalf of our insureds. With fewer non-meritorious claims being filed we expected that the claims that were filed had the potential for greater average losses, or greater severity. To-date, however, this effect has not materialized to the extent we anticipated. The uncertainty as to the impact this decline in frequency might ultimately have on the average cost of claims complicated the selection of an appropriate severity trend for our pricing model for these lines. It also made it more challenging to factor severity into the various actuarial methodologies we use to evaluate our reserve. Based on the weighted average of payments, typically 91% of our HCPL claims are resolved after eight years for a given accident year.
Although we remain uncertain regarding the ultimate severity trend to project into the future due to the long-tailed nature of our business, we have given consideration to observed loss costs in setting our rates. For our HCPL business this practice has resulted in rate reductions in recent years. For example, on average, excluding our podiatry business acquired in 2009, we have gradually reduced the premium rates we charge on our standard physician renewal business (our largest HCPL line) by approximately 17% from the beginning of 2006 to December 31, 2015. Loss ratios for the current accident years have thus remained fairly constant because expected loss reductions have been reflected in our rates.
Workers' Compensation. The projection of changes in claim severity trend has not historically been an influential factor affecting our workers' compensation analysis of reserves, as claims are typically resolved more quickly than the industry norm. As previously mentioned, the determination and calculation of loss development factors requires considerable judgment. In particular the selection of tail factors, used to extend the projection of losses beyond historical data, requires considerable judgment. These factors are determined in the absence of direct loss development history and thus require reliance upon industry data which may not be representative of the Company’s data and experience.

Loss Development
We recognized net favorable reserve development of $161 million for the year ended December 31, 2015, of which $159 million related to our Specialty P&C segment and $2 million related to our Workers' Compensation segment. The development recognized within the Specialty P&C segment was primarily attributable to the favorable resolution of HCPL claims during the period and an evaluation of established case reserves and paid claims data that indicated that the actual severity trend associated with the remaining HCPL claims is less than we had previously estimated. The Specialty P&C segment also reflects, to a lesser degree, favorable development attributable to the medical technology and life sciences line of business. Favorable reserve development recognized within the Workers' Compensation segment for 2015 includes $1.6 million in favorable reserve development related to the amortization of the purchase accounting fair value adjustment within the traditional business and favorable reserve development of $0.6 million recognized by our SPCs, which are evaluated at the cell level. Because a relatively small number of claims are open per cell, the closing of claims can affect the actuarial projections for the remaining open claims in the cell to an extent that indicates development should be recognized for the cell.
Specialty P&C Segment
Professional Liability
Our professional liability line of business includes both our HCPL and legal professional lines, with our HCPL line representing the largest component of our reserve. In support of our concern that the decline in frequency will result in a higher severity trend for our HCPL claims, we saw our closed-with-indemnity-payment ratio (i.e., the number of claims closed with an indemnity or loss payment as compared to the total number of closed claims) for our claims increase from 10% in 2005 to 15% in 2015, although the average severity of the claims has not exceeded our expectations.
While this trend has been in keeping with our expectations, the anticipated increase in severity incorporated into our loss assumptions has not occurred. Rather, we have experienced lower than expected severity which has been the primary driver of the favorable development recognized in recent years.
The following table presents additional information about the loss development for our professional liability line of business:

($ in thousands)		2015		2014		2013
Accident Years	Estimated Ultimate Losses, Net of Reinsurance at December 31, 2015	Reserve Development (favorable) unfavorable	% of Known Claims Closed	Reserve Development (favorable) unfavorable	% of Known Claims Closed	Reserve Development (favorable) unfavorable	% of Known Claims Closed
2015	$394,612	N/A	18.0%	N/A	N/A	N/A	N/A
2014	396,613	$1,546	51.7%	N/A	19.8%	N/A	N/A
2013	425,951	(9,564)	72.8%	$14	53.4%	N/A	18.7%
2012	444,523	(21,199)	85.1%	(7,528)	73.2%	$5,905	46.6%
2011	425,977	(24,147)	90.6%	(37,246)	84.5%	(11,022)	69.5%
2010	416,492	(17,966)	95.7%	(34,399)	91.8%	(26,032)	82.4%
2009	369,709	(25,851)	97.1%	(24,995)	94.9%	(44,086)	89.0%
2008	354,161	(16,758)	98.3%	(14,598)	97.5%	(38,233)	94.6%
2007	344,338	(10,938)	99.1%	(11,476)	98.7%	(34,199)	97.2%
2006	332,833	(4,525)	99.5%	(4,673)	99.2%	(19,680)	98.5%
Prior to 2006	6,233,156	(17,886)		(33,954)		(41,652)
An extended period of time is required to get a clear estimate of the loss cost for a given accident year. As an example, looking at the 2010 accident year for our professional liability reserves, we had resolved 82.4% of the known claims by the end of 2013, 91.8% of the known claims by the end of 2014, and 95.7% of the known claims by the end of 2015. These statistics are based on the number of reported claims; since many non-meritorious claims are resolved early, percentages of ultimate loss payments known at the same points in time are considerably lower. A similar pattern can be seen in each open accident year as demonstrated in the above table.
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

Based upon the additional claims closed during 2015, 2014 and 2013, as shown above, and better than expected severity trends, management reduced its expected ultimate losses in each of these years resulting in the recognition of corresponding amounts of favorable development in the income statements of those periods. At December 31, 2015, 2014 and 2013 management reserve estimates for the three most recent prior accident years (which have closed claim percentages at or below 85%) were influenced by the initial reserve estimate set for these years, moderated to reflect consideration of better than anticipated claims experience observed during the periods. Estimates for older accident years with higher percentages of closed claims were more heavily influenced by the more moderate severity trend, particularly with regard to claims closed during the periods.
This can be seen in looking at both the absolute amount of favorable reserve development recognized for the less developed accident years as well as the size of such development when compared to established ultimates for those same accident years at the end of the preceding calendar year. The following table provides this information for years ended December 31, 2015, 2014 and 2013 with respect to the three then most recent prior accident years:

($ in millions)	2015	2014	2013
Prior accident years	2012-2014	2011-2013	2010-2012
Net favorable development recognized for the specified years	$29.2	$44.8	$31.1
Development as a % of established ultimates, prior calendar year end	2.3%	3.2%	2.1%
Medical Technology and Life Sciences Products Liability
Our medical technology and life sciences line of business has not experienced the change in claim frequency previously described for HCPL. However, the nature of the risks insured and volatility of the loss experience in this line of business has produced more variable loss development, as presented in the following table:

($ in thousands)		2015		2014		2013
Accident Years	Estimated Ultimate Losses, Net of Reinsurance, December 31, 2015	Reserve Development (favorable) unfavorable	% of Known Claims Closed	Reserve Development (favorable) unfavorable	% of Known Claims Closed	Reserve Development (favorable) unfavorable	% of Known Claims Closed
2015	$14,537	N/A	38.3%	N/A	N/A	N/A	N/A
2014	14,529	$608	72.6%	N/A	48.6%	N/A	N/A
2013	11,861	(171)	86.5%	($2)	74.1%	N/A	36.1%
2012	12,359	(1,097)	93.3%	1,891	84.8%	($1,521)	66.7%
2011	16,381	(2,315)	77.4%	(3,635)	75.8%	(1,330)	63.6%
2010	25,066	(2,104)	94.2%	(4,997)	94.9%	(371)	65.1%
2009	24,189	(1,551)	95.1%	(4,693)	95.4%	(3,264)	92.4%
2008	43,304	(3,341)	99.7%	2,997	99.7%	(3,645)	98.3%
Prior to 2008	497,245	(1,726)		(3,492)		(3,619)
Approximately $10.4 million of the total net favorable development recognized in 2015 of $11.7 million related to the 2008 to 2012 accident years. The development for the 2008 to 2012 accident years represents an 7.9% reduction to the ultimates established for those reserves at December 31, 2014. Approximately $10.3 million of the total net favorable development recognized in 2014 of $11.9 million related to the 2008 to 2011 accident years. The development for the 2008 to 2011 accident years represents a 8.0% reduction to the ultimates established for those reserves at December 31, 2013. Approximately $10.1 million of the total net favorable development recognized in 2013 of $13.8 million related to the 2008 to 2012 accident years. The development for the 2008 to 2012 accident years represents a 6.8% reduction to the ultimates established for those reserves at January 1, 2013, the date the reserves were acquired. In 2015, 2014, and 2013 the development was largely attributable to favorable results from claims closed during the year. As time has elapsed we have recognized that actual loss experience has on average been better than what we estimated. We have been cautious in recognizing the improvement, but as claims have matured and claims are closed or have become more certain for the remaining open claims, we have revised reserve estimates. We believe the need for a cautious approach is required as outcomes are uncertain and results can be significantly affected by outcomes for a small number of cases, as evidenced by the unfavorable experience shown for specific accident years in the table above.

Workers' Compensation Segment
Claims in our workers’ compensation line of business have historically closed at a faster rate than in our HCPL or medical technology and life sciences lines of business. This faster disposition rate, along with a lower net retention after the application of reinsurance, has resulted in less volatility in loss estimates on a net basis. However, a change in the number of individually-severe claims can create volatility in a given accident year. The following table presents additional information about the loss development for our workers' compensation line of business:

($ in thousands)		2015		2014
Accident Years	Estimated Ultimate Losses, Net of Reinsurance, December 31, 2015	Reserve Development (favorable) unfavorable	% of Known Claims Closed	Reserve Development (favorable) unfavorable	% of Known Claims Closed
2015	$142,780	N/A	45.7%	N/A	N/A
2014	127,510	($85)	83.1%	N/A	41.4%
2013	119,127	1,520	93.0%	$1,519	82.9%
2012	101,342	(739)	96.5%	(463)	93.6%
2011	95,023	(263)	98.8%	854	97.4%
2010	76,639	605	99.1%	(288)	98.8%
2009	66,506	423	99.4%	(412)	99.1%
Prior to 2009	356,040	(2,108)		(955)
We recognized $2.2 million of net favorable development in 2015 which included $0.6 million of net favorable development at our SPCs primarily related to claims activity prior to the 2009 accident year and $1.6 million of net favorable development related to the amortization of the purchase accounting fair value adjustment for our traditional business. In 2014, we recognized $1.3 million of net favorable development which included $0.3 million of net unfavorable development at our SPCs primarily reflecting medical severity-related claims activity in the 2013 accident year, which was more than offset by $1.6 million of net favorable development in our traditional business related to the amortization of the purchase accounting fair value adjustment for 2014.
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
We have used this modeled statistical distribution to calculate an 80% and 60% confidence interval for the potential outcome of our consolidated net reserve for losses. The high and low end points of the distributions are as follows:

	Low End Point	Carried Net Reserve	High End Point
80% Confidence Level	$1.385 billion	$1.756 billion	$2.177 billion
60% Confidence Level	$1.487 billion	$1.756 billion	$2.005 billion
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
We evaluate each of our ceded reinsurance contracts at inception to confirm that there is sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting guidance. At December 31, 2015, all ceded contracts were accounted for as risk transferring contracts.
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
The financial strength of our reinsurers and their ability to pay us may change in the future due to forces or events we cannot control or anticipate. We have not experienced significant collection difficulties due to the financial condition of any reinsurer as of December 31, 2015; however, reinsurers may periodically dispute our demand for reimbursement from them based upon their interpretation of the terms of our agreements. We have established appropriate reserves for any balances that we believe may not be ultimately collected. Should future events lead us to believe that any reinsurer will not meet its obligations to us, adjustments to the amounts recoverable would be reflected in the results of current operations. Such an adjustment has the potential to be material to the results of operations in the period in which it is recorded; however, we would not expect such an adjustment to have a material effect on our capital position or our liquidity.
Investment Valuations
We record the majority of our investments at fair value as shown in the table below. At December 31, 2015 the distribution of our investments based on GAAP fair value hierarchies (levels) was as follows:

	Distribution by GAAP Fair Value Hierarchy
	Level 1	Level 2	Level 3	Not Categorized	Total Investments
Investments recorded at:
Fair value	11%	77%	1%	4%	93%
Other valuations					7%
Total Investments					100%
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
Level 1 Investments
Fair values for a majority of our equity securities and portions of our corporate debt, short term and convertible securities are determined using exchange traded prices. There is little judgment involved when fair value is determined using an exchange traded or quoted price. In accordance with GAAP, for disclosure purposes we classify securities valued using an exchange price as Level 1 securities.
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

Investments - Other Valuation Methodologies
Certain of our investments, in accordance with GAAP for the type of investment, are measured using methodologies other than fair value. At December 31, 2015 these investments represented approximately 7% of total investments, and are detailed in the following table. Additional information about these investments is provided in Notes 3 and 4 of the Notes to Consolidated Financial Statements.

(In millions)	Carrying Value	GAAP Measurement Method
Other investments:
Investments in LPs	$45.0	Cost
Other, principally FHLB capital stock	3.6	Cost
	48.6
Investment in unconsolidated subsidiaries:
Investments in tax credit partnerships	129.9	Equity
Equity method LPs/LLCs	19.4	Equity
	149.3
BOLI	57.2	Cash surrender value
Total investments - Other valuation methodologies	$255.1
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

Deferred Policy Acquisition Costs
Policy acquisition costs (primarily commissions, premium taxes and underwriting salaries) which are directly related to the successful acquisition of new and renewal premiums are capitalized as DPAC and charged to expense, net of ceding commissions earned, as the related premium revenue is recognized. We evaluate the recoverability of our DPAC at the segment level each reporting period, and any amounts estimated to be unrecoverable are charged to expense in the current period. As of December 31, 2015 we have not determined that any amounts are unrecoverable.
Deferred Taxes
Deferred federal income taxes arise from the recognition of temporary differences between the bases of assets and liabilities determined for financial reporting purposes and the bases determined for income tax purposes. Our temporary differences principally relate to our loss reserve, unearned premiums, DPAC, unrealized investment gains (losses), and basis differences on investment assets. Deferred tax assets and liabilities are measured using the enacted tax rates expected to be in effect when such benefits are realized. We review our deferred tax assets quarterly for impairment. If we determine that it is more likely than not that some or all of a deferred tax asset will not be realized, a valuation allowance is recorded to reduce the carrying value of the asset. In assessing the need for a valuation allowance, management is required to make certain judgments and assumptions about our future operations based on historical experience and information as of the measurement period regarding reversal of existing temporary differences, carryback capacity, future taxable income (including its capital and operating characteristics) and tax planning strategies. We did not have any significant valuation allowances as of December 31, 2015.
Unrecognized Tax Benefits
We evaluate tax positions taken on tax returns and recognize positions in our financial statements when it is more likely than not that we will sustain the position upon resolution with a taxing authority. If recognized, the benefit is measured as the largest amount of benefit that has a greater than 50% probability of being realized. We review uncertain tax positions each period, considering changes in facts and circumstances, such as changes in tax law, interactions with taxing authorities and developments in case law, and make adjustments as we consider necessary. Adjustments to our unrecognized tax benefits may affect our income tax expense, and settlement of uncertain tax positions may require the use of cash. No such adjustments were considered necessary during 2015 or 2013. During 2014, we reversed a previously held tax position of $4.8 million due to the favorable resolution of an IRS exam. At December 31, 2015, our liability for unrecognized tax benefits approximated $8.2 million.
Goodwill
We review goodwill for impairment annually on October 1 and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. Goodwill is tested for impairment at the reporting unit level. Our reporting units are consistent with the reportable segments identified in Note 15 of the Notes to Consolidated Financial Statements. Of the four reporting units, two have goodwill - Specialty P&C and Workers' Compensation. As of October 1, 2015, we performed a two-step quantitative goodwill impairment test for both the Specialty P&C and Workers' Compensation units.
In the first step of the goodwill impairment test, we compare the fair value of each reporting unit to its carrying amount. We estimate the fair value of our reporting units using an equal weighting of fair values derived from the income approach and the market approach. Under the income approach, we estimate the fair value of a reporting unit based on the present value of estimated future cash flows. Cash flow projections are based on management's estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rate used is based on the weighted average cost of capital adjusted for the relevant risk associated with business specific characteristics and the uncertainty related to the reporting unit's ability to execute on the projected cash flows. Under the market approach, we estimate the fair value based on market multiples of revenue and earnings derived from comparable publicly traded companies with operating and investment characteristics similar to the reporting unit. We weigh the fair values derived from the market approach depending on the level of comparability of these publicly traded companies to the reporting unit.

Estimating the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk adjusted discount rates, future economic and market conditions and the determination of appropriate comparable publicly traded companies. In addition, we make certain judgments and assumptions in allocating shared assets and liabilities to individual reporting units to determine the carrying amount of each reporting unit.
If the fair value of a reporting unit exceeds the carrying amount of the net assets assigned to that reporting unit, goodwill is not impaired and no further testing is required. If the fair value of the reporting unit is less than its carrying amount, then the second step of the goodwill impairment test is performed which measures the amount of impairment loss, if any. In the second step, the reporting unit's assets, including any unrecognized intangible assets, liabilities and non-controlling interests are measured at fair value in a hypothetical analysis to calculate the implied fair value of goodwill for the reporting unit in the same manner as if the reporting unit was being acquired in a business combination. If the implied fair value of the reporting unit's goodwill is less than its carrying amount, the difference is recorded as an impairment loss.
At the valuation date, both the Specialty P&C and Workers' Compensation reporting units fair values exceeded the carrying amounts. No goodwill impairment was recorded in 2015 or 2014.
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
Accounting Changes
We did not adopt any accounting changes during 2015 that had a material effect on our results of operations nor are we aware of any accounting changes not yet adopted as of December 31, 2015 that would have a material effect on our results of operations or financial position. Note 1 of the Notes to Consolidated Financial Statements provides additional detail regarding accounting changes.

Liquidity and Capital Resources and Financial Condition
Overview
ProAssurance Corporation is a holding company and is a legal entity separate and distinct from its subsidiaries. Dividends from its operating subsidiaries represent a significant source of funds for holding company obligations, including debt service and shareholder dividends. At December 31, 2015, we held cash and liquid investments of approximately $261.5 million outside our insurance subsidiaries that were available for use by the holding company without regulatory or other restriction, of which $69.4 million was used to pay shareholder dividends in January 2016. Our holding company also has an additional $100 million in permitted borrowings under its Revolving Credit Agreement, and an accordion feature, which if subscribed successfully, would allow another $50 million in available funds as discussed in this section under the heading "Debt."
During 2015, our insurance subsidiaries paid dividends to us of $310.7 million, including extraordinary dividends of $161.9 million. Our insurance subsidiaries, in aggregate, are permitted to pay dividends of approximately $165 million over the course of 2016 without the prior approval of state insurance regulators. The payment of any dividend requires prior notice to the insurance regulator in the state of domicile, and the regulator may prevent the dividend if, in its judgment, payment of the dividend would have an adverse effect on the surplus of the insurance subsidiary.
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
Operating cash flows for the years ended December 31, 2015, 2014 and 2013 were as follows:

	Operating Cash Flow
	Year Ended December 31
(In millions)	2015	2014	2013
Cash provided by operating activities	$112.0	$96.0	$38.6

Change in Operating Cash Flows	2015 vs 2014	2014 vs 2013	2013 vs 2012
Cash provided by operating activities, prior year	$96.0	$38.6	$91.3
Increase (decrease) in operating cash flows attributable to:
Premium receipts	10.2	(30.3)	(33.3)
Payments to reinsurers	8.3	(21.8)	2.5
Losses paid, net of reinsurance recoveries	34.5	(3.0)	(3.0)
Deposit contracts	(3.6)	0.2	(3.7)
Cash received from investments	(24.3)	(10.3)	(8.9)
Cash paid for other expenses	(9.1)	3.5	6.4
Cash paid for interest on debt	(0.6)	(12.5)	1.5
Federal and state income tax payments	(18.9)	95.3	(3.0)
Operations acquired or begun	2.2	34.4	(10.9)
Cash flows produced by Lloyd's Syndicate operations	18.3	(0.9)	—
Other amounts not individually significant, net	(1.0)	2.8	(0.3)
Cash provided by operating activities, current year	$112.0	$96.0	$38.6
Premium receipts. The increase in premium receipts for 2015 was attributable to higher premium volume for our Workers' Compensation segment, the effect of which was offset by the effect of lower premium volume for our Specialty P&C segment. The reductions in premium receipts for 2014 and 2013 reflected lower premium volume within our Specialty P&C segment as compared to the prior year. The decline for 2013 was also affected by timing changes on several large policies as well as a single $8 million tail policy written and fully collected in 2012; there was no similar tail policy in 2013.

Payments to reinsurers. Reinsurance contracts are generally for premiums written in a specific annual period, but, absent a commutation agreement, remain in effect until all claims under the contract have been resolved. Some contracts require annual settlements while others require settlement only after a number of years have elapsed, thus the amounts paid can vary widely from period to period.
Payments to reinsurers (increased) decreased as compared to the prior period as shown below:

	Year Ended December 31
(In millions)	2015 vs 2014	2014 vs 2013	2013 vs 2012
Change in payments to reinsurers, exclusive of Syndicate 1729	$10.5	$(6.5)	$2.5
Change in reinsurance paid to Syndicate 1729	(2.2)	(15.3)	na
	$8.3	$(21.8)	$2.5
Exclusive of the effect of our quota share reinsurance agreement with Syndicate 1729, premium settlements on our excess of loss reinsurance arrangements were aggregately lower in 2015 than in 2014. The increase in 2014 when compared to 2013 was primarily attributable to expansion of our shared risks arrangements. Payments to Syndicate 1729 increased in 2015 due to an additional quarter of activity as compared to 2014 and increased in 2014 as compared to 2013 because 2014 was the initial year of the reinsurance program. Net operating cash flows of our Syndicate 1729 operations reflected the receipt of these payments, but are reported pro rata (58%) and on a one quarter delay.
Losses paid, net of reinsurance recoveries. The timing of our net loss payments varies from period to period because the process for resolving claims is complex and occurs at an uneven pace depending upon the circumstances of the individual claim. The decrease in cash paid for losses, net of reinsurance, during 2015 was a result a number of factors, including lower average indemnity payments in 2015 as compared to 2014 and fewer HCPL claim and LAE payments due to an overall decline in HCPL reserve balances over the past few years.
Deposit contracts. We are party to certain contracts that involve claims handling but do not transfer insurance risk. These contracts do not constitute a significant business activity for us, but did affect comparative cash flows in 2015 and 2013.
Cash received from investments. Receipts from fixed income securities have declined due to both lower yields and a smaller fixed income portfolio. Also, the timing of dividend receipts and income distributions from our investment LPs/LLCs is uneven.
Cash paid for other expenses. Cash paid for other expenses increased due to increases in commissions paid due to both higher premiums for our Workers' Compensation segment and an increase in the commission rate for our products line of business. In addition, the increase reflected an increase in compensation payments primarily due to timing.
Federal and state income tax payments. Net tax payments (increased) decreased as compared to the prior period as shown below:

	Year Ended December 31
(In millions)	2015 vs 2014	2014 vs 2013	2013 vs 2012
The effect of refunds received from the favorable resolution of an IRS examination in 2014 as compared to a protective tax payment made related to the exam in 2013	$(30.5)	$51.1	$(20.6)
Change in amount of tax payments made for the prior tax year	(3.0)	29.6	8.3
Change in amount of estimated tax payments for the current tax year	13.0	17.0	3.4
Change in other tax payments	1.6	(2.4)	5.9
	$(18.9)	$95.3	$(3.0)
Operations acquired or begun. Expansion of our business operations has affected our operating cash flows. Cash payments were comparatively lower in 2015 due to transaction costs paid in 2014 that were associated with the acquisition of Eastern and the formation of Syndicate 1729. Operating cash flows were higher in 2014 as compared to 2013 because Eastern operations acquired in 2014 contributed positive operating cash flows during 2014. Operating cash flows were reduced in 2013 as compared to 2012 because entities acquired in 2013 (primarily Medmarc) experienced negative operating cash flows during 2013 as a result of large loss payments related to prior accident years, and normal expense payments for which the timing of the payment differed from the recognition of the expense.

Cash flows produced by Lloyd's Syndicate operations. The increase in cash flows from our Lloyd's Syndicate operations was primarily attributable to an increase in premium receipts in 2015 due to an additional quarter of activity as well as an increase in premium volume as compared to 2014. This was somewhat offset by an increase in losses paid and departmental expenses in 2015 due to the growth of Syndicate 1729 operations during 2015.

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

Analysis of Reserve Development
(in thousands)
December 31,
	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015
Reserve for losses, undiscounted and net of reinsurance recoverables	$1,896,743	$2,236,385	$2,232,596	$2,111,112	$2,159,571	$2,136,664	$2,000,114	$1,860,076	$1,825,304	$1,820,300	$1,755,976
Cumulative net paid, as of:
One Year Later	242,608	331,295	312,348	278,655	291,654	264,597	300,703	311,835	343,197	390,849
Two Years Later	503,271	600,500	550,042	468,277	476,682	491,657	526,903	563,805	571,690
Three Years Later	697,349	787,347	694,113	584,410	614,369	639,220	682,576	704,795
Four Years Later	825,139	897,814	777,114	666,105	706,091	737,253	763,703
Five Years Later	901,644	955,728	833,471	724,377	761,659	789,965
Six Years Later	937,984	995,921	874,479	758,863	793,528
Seven Years Later	959,870	1,022,273	898,646	778,795
Eight Years Later	980,665	1,038,821	911,961
Nine Years Later	996,393	1,048,095
Ten Years Later	1,003,159
Re-estimated net liability as of:
End of Year	1,896,743	2,236,385	2,232,596	2,111,112	2,159,571	2,136,664	2,000,114	1,860,076	1,825,304	1,820,300
One Year Later	1,860,451	2,131,400	2,047,344	1,903,812	1,925,581	1,810,799	1,728,076	1,644,203	1,644,516	1,659,120
Two Years Later	1,764,076	1,955,903	1,829,140	1,665,832	1,615,603	1,543,650	1,498,158	1,472,259	1,483,378
Three Years Later	1,615,125	1,747,459	1,596,508	1,383,189	1,362,538	1,324,906	1,342,996	1,331,828
Four Years Later	1,450,275	1,548,605	1,357,126	1,154,552	1,172,091	1,205,737	1,224,597
Five Years Later	1,330,039	1,366,793	1,185,051	1,019,407	1,086,027	1,111,591
Six Years Later	1,225,114	1,249,234	1,084,422	961,808	1,012,597
Seven Years Later	1,148,102	1,180,804	1,041,623	915,935
Eight Years Later	1,104,687	1,147,096	1,011,674
Nine Years Later	1,084,527	1,126,380
Ten Years Later	1,075,246

Net cumulative redundancy (deficiency)	$821,497	$1,110,005	$1,220,922	$1,195,177	$1,146,974	$1,025,073	$775,517	$528,248	$341,926	$161,180
Original gross liability - end of year	$2,224,436	$2,607,148	$2,559,707	$2,379,468	$2,422,230	$2,414,100	$2,247,772	$2,051,428	$2,072,822	$2,058,266
Less: reinsurance recoverables	(327,693)	(370,763)	(327,111)	(268,356)	(262,659)	(277,436)	(247,658)	(191,352)	(247,518)	(237,966)
Original net liability - end of year	$1,896,743	$2,236,385	$2,232,596	$2,111,112	$2,159,571	$2,136,664	$2,000,114	$1,860,076	$1,825,304	$1,820,300
Gross re-estimated liability - latest	$1,391,263	$1,480,425	$1,248,818	$1,063,590	$1,139,622	$1,244,967	$1,362,539	$1,470,541	$1,681,696	$1,885,488
Re-estimated reinsurance recoverables	(316,017)	(354,045)	(237,144)	(147,655)	(127,025)	(133,376)	(137,942)	(138,713)	(198,318)	(226,368)
Net re-estimated liability - latest	$1,075,246	$1,126,380	$1,011,674	$915,935	$1,012,597	$1,111,591	$1,224,597	$1,331,828	$1,483,378	$1,659,120
Gross cumulative redundancy (deficiency)	$833,173	$1,126,723	$1,310,889	$1,315,878	$1,282,608	$1,169,133	$885,233	$580,887	$391,126	$172,778
* See table notes on following page.

Table Notes

•	Reserves for 2005 and thereafter include gross and net reserves acquired in 2005 business combinations of $183.2 million and $139.7 million, respectively.

•	Reserves for 2006 and thereafter include gross and net reserves acquired in 2006 business combinations of $228.4 million and $171.2 million, respectively.

•	Reserves for 2009 and thereafter include gross and net reserves acquired in 2009 business combinations of $169.4 million and $163.9 million, respectively.

•	Reserves for 2010 and thereafter include gross and net reserves acquired in 2010 business combinations of $88.1 million and $82.2 million, respectively.

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

Activity in our net reserve for losses during 2015, 2014 and 2013 is summarized below:

	Year Ended December 31
(In thousands)	2015	2014	2013
Balance, beginning of year	$2,058,266	$2,072,822	$2,054,994
Less reinsurance recoverables on unpaid losses and loss adjustment expenses	237,966	247,518	191,645
Net balance, beginning of year	1,820,300	1,825,304	1,863,349
Reserves acquired from acquisitions (1)	—	139,549	126,007
Incurred related to:
Current year	571,891	545,168	447,510
Favorable development of reserves established in prior years, net (2)	(161,180)	(182,084)	(222,749)
Total incurred	410,711	363,084	224,761
Paid related to:
Current year	(84,186)	(93,737)	(43,616)
Prior years (3)	(390,849)	(413,900)	(345,197)
Total paid	(475,035)	(507,637)	(388,813)
Net balance, end of year	1,755,976	1,820,300	1,825,304
Plus reinsurance recoverables on unpaid losses and loss adjustment expenses	249,350	237,966	247,518
Balance, end of year	$2,005,326	$2,058,266	$2,072,822
(1) Includes a net reserve reduction of $3.3 million in 2013 due to the re-estimation of reserves acquired in a 2012 business combination.
(2) Includes net favorable development of $1.3 million in 2014 attributable to the reserves acquired in a business combination completed in 2014.
(3) Includes prior year paid losses of $70.7 million in 2014 and $33.4 million for 2013 attributable to reserves acquired in a business combination completed in 2014 and 2013, respectively.
At December 31, 2015 our gross reserve for losses included case reserves of approximately $1.1 billion and IBNR reserves of approximately $0.9 billion. Our consolidated gross reserve for losses on a GAAP basis exceeds the combined gross reserves of our insurance subsidiaries on a statutory basis by approximately $0.1 billion, which is principally due to the portion of the GAAP reserve for losses that is reflected for statutory accounting purposes as unearned premiums. These unearned premiums are applicable to extended reporting endorsements (“tail” coverage) issued without a premium charge upon death, disability or retirement of an insured who meets certain qualifications.

Reinsurance
Within our Specialty P&C segment, we use insurance and reinsurance (collectively, “reinsurance”) to provide capacity to write larger limits of liability, to provide reimbursement for losses incurred under the higher limit coverages we offer and to provide protection against losses in excess of policy limits. We also use risk sharing reinsurance arrangements, which provide custom insurance solutions for large customer groups, and have a quota share arrangement with Lloyd's Syndicate 1729 established to provide an initial premium base for Syndicate 1729. Within our Workers' Compensation segment, we use reinsurance to reduce our net liability on individual risks, to mitigate the effect of significant loss occurrences (including catastrophic events), to stabilize underwriting results, and to increase underwriting capacity by decreasing leverage. In both the Specialty P&C and Workers' Compensations segments, we use reinsurance in risk sharing arrangements, to align our objectives with those of our strategic business partners and to provide custom insurance solutions for large customer groups. The purchase of reinsurance does not relieve us from the ultimate risk on our policies, but it does provide reimbursement for certain losses we pay. We pay our reinsurers a premium in exchange for reinsurance of the risk. For our excess of loss arrangements, the premium due to the reinsurer is determined by the loss experience of the business reinsured, subject to certain minimum and maximum amounts. Until all loss amounts are known, we estimate the premium due to the reinsurer. Changes to the estimate of premium owed under reinsurance agreements related to prior periods are recorded in the period in which the change in estimate occurs and can have a significant effect on net premiums earned.
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

Large professional liability risks that are above the limits of our basic reinsurance treaties are reinsured on a facultative basis, whereby the reinsurer agrees to insure a particular risk up to a designated limit. We also have in place a number of risk sharing arrangements that apply to the first $1 million of losses for certain large healthcare systems and other insurance entities and with certain insurance agencies that produce business for us.
During 2015, we wrote workers' compensation policies in our alternative market business generating premium of approximately $62.9 million under custom programs whereby the policies written are fully reinsured under 100% quota share agreements to the SPCs of our wholly owned subsidiary, Eastern Re, domiciled in the Cayman Islands, net of a ceding commission. The remaining premium written in our alternative market business of $7.8 million in 2015 is 100% ceded to an unaffiliated captive insurer.
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
Within our Lloyd's Syndicate segment, Syndicate 1729 purchases reinsurance to limit its liability on individual risks and to protect against catastrophic loss. The level of reinsurance that the Syndicate purchases is dependent on a number of factors, including its underwriting risk appetite for catastrophic exposure, the specific risks inherent in each line or class of business written and the pricing, coverage and terms and conditions available from the reinsurance market. Both quota share reinsurance and excess of loss reinsurance are utilized to manage the net loss exposure. The Syndicate may still be exposed to loss that exceeds the level of reinsurance purchased, as well as to reinstatement premiums triggered by losses exceeding specified levels.

For all of our segments, we make a determination of the amount of insurance risk we choose to retain based upon numerous factors, including our risk tolerance and the capital we have to support it, the price and availability of reinsurance, the volume of business, our level of experience with a particular set of claims and our analysis of the potential underwriting results. We purchase excess of loss reinsurance to limit the amount of risk we retain and we do so from a number of companies to mitigate concentrations of credit risk. We utilize reinsurance brokers to assist us in the placement of these reinsurance programs and in the analysis of the credit quality of our reinsurers. The determination of which reinsurers we choose to do business with is based upon an evaluation of their then-current financial strength, rating and stability. However, the financial strength of our reinsurers, and their corresponding ability to pay us, may change in the future due to forces or events we cannot control or anticipate. As of December 31, 2015, there is no reinsurer, on an individual basis, for which our recoverables for both paid and unpaid claims (net of amounts due to the reinsurer) and our prepaid balances are aggregately $25 million or more.
Litigation
We are involved in various legal actions related to insurance policies and claims handling including, but not limited to, claims asserted against us by policyholders. These types of legal actions arise in the ordinary course of business and, in accordance with GAAP for insurance entities, are generally considered as a part of our loss reserving process, which is described in detail in our Critical Accounting Estimates section under the heading "Reserve for Losses and Loss Adjustment Expenses." We also have other direct actions against the Company unrelated to our claims activity which we evaluate and account for as a part of our other liabilities. For these corporate legal actions, we evaluate each case separately and establish what we believe is an appropriate reserve based on GAAP guidance related to contingent liabilities. As of December 31, 2015 there were no material reserves established for corporate legal actions.

Investing Activities and Related Cash Flows
Our investments at December 31, 2015 and December 31, 2014 are comprised as follows:

	December 31, 2015		December 31, 2014
($ in thousands)	Carrying Value	% of Total Investment	Carrying Value	% of Total Investment
Fixed Maturities, Available for Sale
U.S. Treasury obligations	$123,892	3%	$166,512	4%
U.S. Government-sponsored enterprise obligations	26,334	1%	39,563	1%
State and municipal bonds	940,635	26%	1,062,615	27%
Corporate debt	1,291,686	35%	1,417,101	35%
Residential mortgage-backed securities	238,387	7%	276,056	7%
Commercial mortgage-backed securities	41,133	1%	66,556	2%
Other asset-backed securities	98,220	3%	116,624	3%
Total fixed maturities securities, available for sale	2,760,287	76%	3,145,027	79%

Equity securities, trading	322,353	9%	314,482	8%
Short-term investments	119,236	3%	131,259	3%
BOLI	57,213	2%	56,381	1%
Investment in unconsolidated subsidiaries	311,908	9%	276,501	7%
Other investments	79,133	1%	86,057	2%
Total Investments	$3,650,130	100%	$4,009,707	100%

The distribution of our investments in fixed-maturity securities by rating were as follows:

($ in thousands)	December 31, 2015		December 31, 2014
Rating	Carrying Value	% of Total Investment	Carrying Value	% of Total Investment
AAA	$688,449	25%	$853,721	27%
AA+	224,956	8%	260,682	8%
AA	264,137	10%	295,541	9%
AA-	272,304	10%	331,476	11%
A+	270,140	10%	295,612	9%
A	320,424	12%	324,432	10%
A-	244,083	9%	254,548	8%
BBB+	133,778	5%	124,585	4%
BBB	115,902	4%	148,435	5%
BBB-	46,892	2%	48,493	2%
Below investment grade	156,928	4%	181,853	6%
Not rated	22,294	1%	25,649	1%
Total	$2,760,287	100%	$3,145,027	100%
A detailed listing of our investment holdings as of December 31, 2015 is located under the Financial Information header on the Investor Relations page of our website which can be reached directly at www.proassurance.com/investorrelations/supplemental.aspx, or through links from the Investor Relations section of our website, Investor.Proassurance.com.
We manage our investments to ensure that we will have sufficient liquidity to meet our obligations, taking into consideration the timing of cash flows from our investments, including interest payments, dividends and principal payments, as well as the expected cash flows to be generated by our operations. In addition to the interest and dividends we will receive, we anticipate that between $50 million and $110 million of our investments will mature (or be paid down) each quarter of the next year and become available, if needed, to meet our cash flow requirements. The primary outflow of cash at our insurance subsidiaries is related to paid losses and operating costs, including income taxes. The payment of individual claims cannot be predicted with certainty; therefore, we rely upon the history of paid claims in estimating the timing of future claims payments. To the extent that we may have an unanticipated shortfall in cash we may either liquidate securities or borrow funds under existing borrowing arrangements through our credit facility and the FHLB system. Currently, $150 million remains available for use through our credit facility, as discussed in this section under the heading "Debt." Given the duration of our investments, we do not foresee a shortfall that would require us to meet operating cash needs through additional borrowings. Additional information regarding the credit facility is detailed in Note 10 of the Notes to Consolidated Financial Statements.
As discussed under the heading "Business Combinations and Ventures" and in Note 4 of the Notes to Consolidated Financial Statements, our fixed maturity and short term investments include securities deposited with Lloyd's in order to meet our FAL requirement. At December 31, 2015 securities on deposit with Lloyd's included fixed maturities having a fair value of $95.4 million and short term investments with a fair value of $0.4 million.
Our investment portfolio continues to be primarily composed of high quality fixed income securities with approximately 95% of our fixed maturities being investment grade securities as determined by national rating agencies. The weighted average effective duration of our fixed maturity securities at December 31, 2015 was 3.50 years; the weighted average effective duration of our fixed maturity securities combined with our short-term securities was 3.35 years.
The carrying value and unfunded commitments for certain of our investments are the following:

	Carrying Value		2015
($ in millions, except expected funding period)	2015	2014	Unfunded Commitment	Expected funding period in years
Qualified affordable housing project tax credit partnerships (1)	$121.6	$133.1	$1.6	6
Historic tax credit partnerships (2)	8.4	—	11.6	1
Investment fund LPs/LLCs (2)	227.0	196.6	96.8	3
Total	$357.0	$329.7	$110.0
(1) The carrying value reflects our total commitments (both funded and unfunded) to the partnerships, less amortization, since our initial investment. We fund these investments based on funding schedules maintained by the partnerships.

(2) The carrying value reflects our funded commitments less amortization.
Investment fund LPs/LLCs are by nature less liquid and may involve more risk than other investments. We manage our risk through diversification of asset class and geographic location. At December 31, 2015, we had investments in 19 separate investment funds with a total carrying value of $227.0 million (6% of our total investments). We review and monitor the performance of these investments on a quarterly basis.
Energy Sector Debt
Our debt securities at December 31, 2015 included investments of $145.3 million (4% of our total investments) where the issuer is within the energy sector. We believe those in the energy sector are most likely to suffer losses in the event of a continued and sustained decline in petroleum and petroleum product prices. At December 31, 2015, 100% of the securities were rated; the average rating was BBB+. We will continue to monitor developments within the energy sector and the credit risk associated with energy companies within our investment portfolio using publicly available financial and rating agency data.
Business Combinations and Ventures
We paid cash of approximately $205 million to acquire Eastern on January 1, 2014 and cash of $153.7 million to acquire Medmarc on January 1, 2013.
Late in 2013, we became a Lloyd's member and a primary (58%) capital provider to Syndicate 1729, which began active operations effective January 1, 2014. We are required to provide capital, referred to as FAL, to support Syndicate 1729. During 2013 we met the FAL requirement primarily through a LOC; funds which secured the LOC were classified as restricted cash at December 31, 2013. The cash was returned to us during 2014 when we began satisfying the FAL requirement by placing securities on deposit with Lloyd's (see "Investment Exposures").

Financing Activities and Related Cash Flows
Treasury Shares
Treasury share activity for 2015, 2014 and 2013 was as follows:

(In thousands)	2015	2014	2013
Treasury shares at the beginning of the period	5,763	900	244
Shares reacquired, at cost of $170 million, $222 million and $32 million, respectively	3,680	4,909	681
Shares reissued, primarily those reissued pursuant to the ProAssurance 2011 Employee Stock Ownership Plan, fair value of $2.0 million, $2.1 million and $1.1 million, respectively	(40)	(46)	(25)
Treasury shares at the end of the period	9,403	5,763	900
During 2015 our Board increased its authorization for the repurchase of common shares or the retirement of outstanding debt by $100 million. From January 1, 2016 through February 19, 2016, through our 10b5-1 plan, we reacquired approximately 27,700 additional common shares at a cost of approximately $1.3 million. As of February 19, 2016 our remaining Board authorization was approximately $110.4 million.
Shareholder Dividends
Our Board of Directors declared cash dividends during 2015, 2014 and 2013 as follows:

Quarterly Cash Dividends Declared, per Share
	2015	2014	2013
First Quarter	$0.31	$0.30	$0.25
Second Quarter	0.31	0.30	0.25
Third Quarter	0.31	0.30	0.25
Fourth Quarter	0.31	0.31	0.30
Fourth Quarter - Special dividend	1.00	2.65	—
Each dividend was paid in the month following the quarter in which it was declared. Any decision to pay future cash dividends is subject to the Board’s final determination after a comprehensive review of financial performance, future expectations and other factors deemed relevant by the Board.
Debt
At December 31, 2015 our debt included $250 million of outstanding unsecured senior notes. The notes bear interest at 5.3% annually and are due in 2023 although they may be redeemed in whole or part prior to maturity. There are no financial covenants associated with these notes.
We have available a Revolving Credit Agreement which may be used for general corporate purposes, including, but not limited to, short-term working capital, share repurchases as authorized by the Board, and support for other activities we enter into in the normal course of business. On June 19, 2015 we executed an amendment to our Revolving Credit Agreement which extended the expiration to June 2020 and expanded the permitted borrowings from $200 million to $250 million by adding an accordion feature, which, if subscribed to successfully, would make another $50 million available for use. In addition, the amendment included other revisions related to pricing and financial covenants, which can be found in more detail in Note 10 of the Notes to Consolidated Financial Statements. At December 31, 2015 we had a fully secured outstanding borrowing of $100 million under the Revolving Credit Agreement, which can be repaid as early as April 2016, but can also be deferred until expiration of the Revolving Credit Agreement. We are in compliance with the financial covenants of the Revolving Credit Agreement.
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
Off-Balance Sheet Arrangements/Guarantees
We have no significant off-balance sheet arrangements/guarantees.

Contractual Obligations
A schedule of our non-cancellable contractual obligations at December 31, 2015 follows:

	Payments due by period
(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Loss and loss adjustment expenses	$2,005,326	$552,042	$707,265	$368,119	$377,900
Debt obligations including interest	458,049	14,075	28,146	127,734	288,094
Revolving credit agreement fees	788	175	350	263	—
Operating lease obligations	19,469	5,010	6,666	4,351	3,442
Funding commitments primarily related to non-public investment entities	110,018	77,966	31,190	261	601
Total	$2,593,650	$649,268	$773,617	$500,728	$670,037
We believe that our operating cash flow and funds from our investment portfolio are adequate to meet our contractual obligations.
The above table presumes the current outstanding borrowing under our revolving credit agreement remains outstanding through expiration of the agreement and accrues interest at the current interest rate on December 31, 2015. For more information regarding these agreements see Note 10 of the Notes to Consolidated Financial Statements.
The anticipated payout of loss and loss adjustment expenses is based upon our historical payout patterns. Both the timing and amount of these payments may vary from the payments indicated. Our operating lease obligations are primarily for the rental of office space and office equipment.

Results of Operations–Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Selected consolidated financial data for each period is summarized in the table below.

	Year Ended December 31
($ in thousands, except per share data)	2015	2014	Change
Revenues:
Net premiums written	$709,285	$701,849	$7,436
Net premiums earned	$694,149	$699,731	$(5,582)
Net investment result	112,342	129,543	(17,201)
Net realized investment gains (losses)	(41,639)	14,654	(56,293)
Other income	7,227	8,398	(1,171)
Total revenues	772,079	852,326	(80,247)

Expenses:
Losses and loss adjustment expenses	456,862	379,232	77,630
Reinsurance recoveries	(46,151)	(16,148)	(30,003)
Net losses and loss adjustment expenses	410,711	363,084	47,627
Underwriting, policy acquisition and operating expenses	217,064	211,311	5,753
Segregated portfolio cells dividend expense (income)	853	1,842	(989)
Interest expense	14,596	14,084	512
Total expenses	643,224	590,321	52,903
Income before income taxes	128,855	262,005	(133,150)
Income taxes	12,658	65,440	(52,782)
Net income	$116,197	$196,565	$(80,368)
Operating income	$143,404	$186,367	$(42,963)
Earnings per share:
Basic	$2.12	$3.32	$(1.20)
Diluted	$2.11	$3.30	$(1.19)
Operating earnings per share:
Basic	$2.62	$3.14	$(0.52)
Diluted	$2.61	$3.13	$(0.52)
Net loss ratio	59.2%	51.9%	7.3
Underwriting expense ratio	31.3%	30.2%	1.1
Combined ratio	90.5%	82.1%	8.4
Operating ratio	74.8%	64.2%	10.6
Effective tax rate	9.8%	25.0%	(15.2)
Return on equity	5.6%	8.6%	(3.0)
In all tables that follow, that abbreviation "nm" indicates that the information or the percentage change is not meaningful.

Revenues
Our consolidated and segment net premiums earned were as follows:

	Year Ended December 31
($ in thousands)	2015	2014	Change
Net Premiums Earned
Specialty P&C	$443,313	$492,733	$(49,420)	(10.0%)
Workers' Compensation	213,161	194,540	18,621	9.6%
Lloyd's Syndicate	37,675	12,458	25,217	202.4%
Consolidated total	$694,149	$699,731	$(5,582)	(0.8%)
Our net investment result, which includes both net investment income and earnings from unconsolidated subsidiaries, decreased $17.2 million or 13.3% for the year ended December 31, 2015. The decrease was primarily attributable to reduced earnings from our fixed income portfolio, and reflected both a smaller portfolio, due to our sustained capital management activities, and lower yields.
We had net realized investment losses of $41.6 million for the year ended December 31, 2015 as compared to net realized investment gains of $14.7 million for the same respective period in 2014. Approximately $36.4 million of the 2015 decline was attributable to the performance of our equity trading securities. OTTI recognized in earnings were $15.3 million for the year ended December 31, 2015 and $1.2 million for the year ended December 31, 2014.
Expenses
The following table shows our consolidated and segment net loss ratios:

	Year Ended December 31
($ in millions)	2015	2014	Change
Current accident year net loss ratio
Consolidated ratio	82.4%	77.9%	4.5
Specialty P&C	92.3%	83.0%	9.3
Workers' Compensation	67.1%	65.7%	1.4
Lloyd's Syndicate	66.8%	67.7%	(0.9)
Calendar year net loss ratio
Consolidated ratio	59.2%	51.9%	7.3
Specialty P&C	56.4%	46.3%	10.1
Workers' Compensation	66.0%	65.0%	1.0
Lloyd's Syndicate	66.8%	67.7%	(0.9)
Favorable net loss development, prior accident years
Consolidated	$161.2	$182.1	$(20.9)
Specialty P&C	159.0	180.8	(21.8)
Workers' Compensation	2.2	1.3	0.9
Lloyd's Syndicate	—	—	—
Our consolidated current accident year net loss ratio increased 4.5 percentage points for the year ended December 31, 2015 as compared to 2014 with the increase being almost entirely attributable to a higher net loss ratio for our Specialty P&C segment.
Our consolidated calendar year net loss ratio is lower than our consolidated current accident year net loss ratio due to the recognition of net favorable loss development in our Specialty P&C and Workers' Compensation segments as shown in the table above.

Our consolidated and segment underwriting expense ratios were as follows:

	Year Ended December 31
	2015	2014	Change
Underwriting Expense Ratio
Consolidated	31.3%	30.2%	1.1
Specialty P&C	23.8%	27.0%	(3.2)
Workers' Compensation	29.9%	31.0%	(1.1)
Lloyd's Syndicate	49.2%	76.5%	(27.3)
Corporate*	3.5%	1.3%	2.2
* There are no net premiums earned associated with the Corporate segment. Ratio shown is the contribution of the Corporate segment to the consolidated ratio (Corporate expenses divided by consolidated net premium earned).

The increase in our 2015 consolidated expense ratio is primarily attributable to certain costs being allocated to operating expense in 2015 and allocated to ULAE in 2014. Cost shifts between segments and between operating expense and ULAE were the primary reason that our Corporate segment expense ratio increased and our Specialty P&C segment expense ratio decreased in 2015. The Lloyd's Syndicate segment expense ratio decreased in 2015 as compared to 2014 reflecting growth in earned premium during 2015, as Syndicate 1729 did not begin operations until January 1, 2014. The 2015 decrease in the Workers' Compensation segment expense ratio reflects prudent expense management as well as a higher ratio during 2014 due to transaction-related expenses.
Taxes
Our effective tax rate was 9.8% for the year ended December 31, 2015, as compared to our 2014 effective tax rate of 25.0%. The reduction to the ratio for the year ended December 31, 2015, was primarily due to the combined effect of higher tax credits and lower pre-tax income.
Operating Ratio and Return on Equity
Our operating ratio (calculated as our combined ratio, less our investment income ratio) increased by 10.6 percentage points in the year ended December 31, 2015, reflecting a higher net loss ratio primarily for our Specialty P&C segment.
ROE was 5.6% for the year ended December 31, 2015 and was 8.6% for the year ended December 31, 2014.
Book Value per Share
Our book value per share at December 31, 2015 as compared to December 31, 2014 is shown in the following table.

Book Value Per Share
Book Value Per Share at December 31, 2014	$38.17
Increase (decrease) to book value per share during the year ended December 31, 2015 attributable to:
Dividends declared	(2.24)
Repurchase of shares	(0.64)
Total capital management	(2.88)
Net income	2.12
Decrease in AOCI	(0.63)
Other	0.10
Book Value Per Share at December 31, 2015	$36.88

Non-GAAP Financial Measures
Operating income is a non-GAAP financial measure that is widely used to evaluate performance within the insurance sector. In calculating operating income, we have excluded the after-tax effects of net realized investment gains or losses, guaranty fund assessments or recoupments, and the effect of confidential settlements that do not reflect normal operating results. We believe operating income presents a useful view of the performance of our insurance operations, but should be considered in conjunction with net income computed in accordance with GAAP.
The following table is a reconciliation of Net income to Operating income:

	Year Ended December 31
(In thousands, except per share data)	2015	2014
Net income	$116,197	$196,565
Items excluded in the calculation of operating income:
Net realized investment (gains) losses	41,639	(14,654)
Guaranty fund assessments (recoupments)	218	(169)
Effect of confidential settlements, net	—	(866)
Pre-tax effect of exclusions	41,857	(15,689)

Tax effect, at 35%	(14,650)	5,491

Operating income	$143,404	$186,367
Per diluted common share:
Net income	$2.11	$3.30
Effect of exclusions	0.50	(0.17)
Operating income per diluted common share	$2.61	$3.13

Segment Operating Results - Specialty Property & Casualty
Our Specialty P&C segment focuses on professional liability insurance and medical technology liability insurance as discussed in Note 15 of the Notes to Consolidated Financial Statements. Specialty P&C segment operating results reflect pre-tax underwriting profit or loss from these insurance lines, exclusive of investment results, which are included in our Corporate segment. Segment operating results for the year ended December 31, 2015 were $92.1 million as compared to $137.2 million for the year ended December 31, 2014, and included the following:

	Year Ended December 31
($ in thousands)	2015	2014	Change
Net premiums written	$442,126	$467,046	$(24,920)	(5.3%)
Net premiums earned	443,313	492,733	(49,420)	(10.0%)
Net losses and loss adjustment expenses	250,168	228,199	21,969	9.6%
Underwriting, policy acquisition and operating expenses	105,574	133,132	(27,558)	(20.7%)
Net loss ratio	56.4%	46.3%	10.1
Underwriting expense ratio	23.8%	27.0%	(3.2)
Premiums Written
Changes in our premium volume within our Specialty P&C segment are driven by four primary factors: (1) the amount of new business, (2) our retention of existing business, (3) the premium charged for business that is renewed, which is affected by rates charged and by the amount and type of coverage an insured chooses to purchase, and (4) the timing of premium written through multi-period policies. The healthcare professional liability market, which accounts for a majority of the revenues in this segment, remains challenging as physicians continue joining hospitals or larger group practices and are no longer purchasing insurance in the standard market. In addition, some competitors have chosen to compete primarily on price; both factors impact our ability to write new business and retain existing business.
Gross, ceded and net premiums written were as follows:

	Year Ended December 31
($ in thousands)	2015	2014	Change
Gross premiums written	$526,296	$532,608	$(6,312)	(1.2%)
Less: Ceded premiums written	84,170	65,562	18,608	28.4%
Net premiums written	$442,126	$467,046	$(24,920)	(5.3%)
Gross Premiums Written
Gross premiums written by component were as follows:

	Year Ended December 31
($ in thousands)	2015	2014	Change
Professional liability
Physicians (1):
Twelve month term	$345,363	$362,056	$(16,693)	(4.6%)
Twenty-four month term	29,707	19,949	9,758	48.9%
Total Physicians	375,070	382,005	(6,935)	(1.8%)
Healthcare facilities (2)	36,840	33,521	3,319	9.9%
Other healthcare providers (3)	32,503	33,589	(1,086)	(3.2%)
Legal professionals (4)	27,879	27,776	103	0.4%
Tail coverages (5)	19,520	18,745	775	4.1%
Total professional liability	491,812	495,636	(3,824)	(0.8%)
Medical technology liability (6)	33,237	35,265	(2,028)	(5.8%)
Other	1,247	1,707	(460)	(26.9%)
Total	$526,296	$532,608	$(6,312)	(1.2%)

(1)
Physician policies were our greatest source of premium revenues in both 2015 and 2014. The decline in twelve month term policies was primarily due to the loss of a few large policies in 2015 and the shifting of certain policies from a twelve month term to a twenty-four month term during 2015, partially offset by new business written. We offer twenty-four month term policies to our physician insureds in one selected jurisdiction. The increase in twenty-four month premium as compared to 2014, was primarily due to the normal cycle of renewals (policies subject to renewal in 2015 were previously written in 2013 rather than in 2014) and to the renewal of certain twelve month term policies as twenty-four month term as mentioned above.

(2)	Our healthcare facilities premium (which includes hospitals, surgery centers and other facilities) increased during the 2015, principally due to new business written throughout the year.

(3)
Our other healthcare providers are primarily dentists, chiropractors and allied health professionals. The decline in premiums for the year ended 2015 was primarily attributable to losses resulting from price competition.

(4)	Our legal professionals policies are primarily individual and small group policies in select areas of practice.

(5)
We offer extended reporting endorsement or "tail" coverage to insureds who discontinue their claims-made coverage with us, and we also periodically offer tail coverage through custom policies. The amount of tail coverage premium written can vary widely from period to period.

(6)
Our medical technology liability business is marketed throughout the United States; coverage is offered on a primary basis, within specified limits, to manufacturers and distributors of medical technology and life sciences products including entities conducting human clinical trials. In addition to the previously listed factors that affect our premium volume, our medical technology liability premium volume is impacted by the sales volume of insureds. The decline during the year ended 2015 primarily related to the loss of several large policies which together approximated $3.6 million. The non-renewal of these policies was largely attributable to certain insureds merging with larger entities who are not insured by us as well as price competition. The effect of the non-renewals was somewhat offset by new business written during the period.

New business written by component on a direct basis was as follows:

	Year Ended December 31
(In millions)	2015	2014
Physicians	$23.0	$17.1
Healthcare facilities	5.9	5.0
Other healthcare providers	2.3	2.8
Legal professionals	4.5	4.2
Medical technology liability	3.7	5.4
Total	$39.4	$34.5
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
Retention by component was as follows:

	Year Ended December 31
	2015	2014
Physicians	89%	89%
Healthcare facilities	85%	83%
Other healthcare providers	85%	81%
Legal professionals	78%	82%
Medical technology liability*	81%	85%
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
Changes in renewal pricing by component were as follows:

Year Ended December 31
2015
Physicians	1%
Healthcare facilities	—%
Other healthcare providers	3%
Legal professionals	3%
Medical technology liability	—%
Ceded Premiums Written
Ceded premiums represent the amounts owed to our reinsurers for their assumption of a portion of our losses. Through our current excess of loss reinsurance arrangements we retain the first $1 million in risk insured by us and cede coverages in excess of this amount. For our medical technology liability coverages, we also retain 20% of the next $9 million of risk for coverages in excess of $1 million. We pay our reinsurers a ceding premium in exchange for their accepting the risk, the ultimate amount of which is determined by the loss experience of the business ceded, subject to certain minimum and maximum amounts.
Ceded premiums written for the years ended December 31, 2015 and 2014 were comprised as follows:

	Year Ended December 31
($ in thousands)	2015	2014	Change
Excess of loss reinsurance arrangements	$28,385	$31,031	(2,646)	(8.5%)
Premium ceded to Syndicate 1729 (1)	24,718	20,899	3,819	18.3%
Other shared risk arrangements (2)	24,401	20,642	3,759	18.2%
Other ceded premiums written	7,784	8,705	(921)	(10.6%)
Reduction in premiums owed under reinsurance agreements, prior accident years, net (3)	(1,118)	(15,715)	14,597	92.9%
Total ceded premiums written	$84,170	$65,562	$18,608	28.4%

(1)
As previously discussed, we are a 58% participant in Syndicate 1729 and record our pro rata share of its operating results in our Lloyd's Syndicate segment on a quarter delay. We also record this agreement within the Specialty P&C segment on a quarter delay as the amounts are not material and this permits the cession to be reported by both the Lloyd's Syndicate segment and the Specialty P&C segment in the same reporting period. Premium ceded to Syndicate 1729 reported for the 2015 period in the table above reflects cessions that occurred during the first three quarters of 2015 and the fourth quarter of 2014. Premiums ceded to Syndicate 1729 reported for the 2014 period in the table above reflected cessions that occurred during the first three quarters of 2014. As our premiums are earned, we recognize the related ceding commission income which reduces underwriting expense by offsetting DPAC amortization. The related ceding commission income was $6.7 million for the year ended 2015 and $5.6 million for the year ended 2014. For our consolidated results, eliminations of the inter-segment portion (58% of the Specialty P&C cession) of the transactions are also recorded on a quarter delay.

(2)
We have entered into various shared risk arrangements, including quota share, fronting, and captive arrangements, with certain large healthcare systems, an agency captive and other insurance entities. These arrangements include our Ascension Health and CAPAssurance Programs. While we cede a large portion of the premium written under these arrangements, they provide us an opportunity to grow net premium through strategic partnerships.

(3)
Given the length of time that it takes to resolve our claims, many years may elapse before all losses recoverable under a reinsurance arrangement are known. As a part of the process of estimating our loss reserve we also make estimates regarding the amounts recoverable under our reinsurance arrangements. As previously discussed, the premiums ultimately ceded under our excess of loss reinsurance arrangements are subject to the losses ceded under the arrangements. During 2014, the overall change in expected loss recoveries resulted in a reduction in estimated ceded premiums of approximately $16 million. In 2015, the corresponding change in expected loss recoveries resulted in a decrease in estimated ceded premiums of approximately $1 million, a change of $15 million. Approximately $6 million of the prior year ceded premium adjustment during 2015 relates to verdicts in three specific cases that remain in progress in the judicial system and we believe they may ultimately be resolved at less than their currently-reserved amount. We do not believe these isolated claims indicate a change in overall loss trends for us or the industry. Changes to estimates of premiums ceded related to prior accident years are fully earned in the period the change in estimates occur.

Ceded Premiums Ratio
As shown in the table below, our ceded premiums ratio was affected in both 2015 and 2014 by revisions to our estimate of premiums owed to reinsurers related to coverages provided in prior accident years.

	Year Ended December 31
	2015	2014	Change
Ceded premiums ratio, as reported	16.0%	12.3%	3.7
Less the effect of reduction in premiums owed under reinsurance agreements, prior accident years (as previously discussed)	(0.2%)	(3.0%)	2.8
Ratio, current accident year	16.2%	15.3%	0.9
The increase in the current accident year ceded premiums ratio for the year ended December 31, 2015 was primarily attributable to growth in our shared risk arrangements as well as four quarters of ceded premium written under the quota share arrangement with Syndicate 1729 recorded during the twelve-month period compared with three quarters of ceded premium written recorded during the year ended December 31, 2014, as there was no premium recorded during the first quarter in 2014 due to results being reported on a quarter delay.
Net Premiums Earned
Net premiums earned were as follows:

	Year Ended December 31
($ in thousands)	2015	2014	Change
Gross premiums earned	$528,118	$543,052	$(14,934)	(2.8%)
Less: Ceded premiums earned	84,805	50,319	34,486	68.5%
Net premiums earned	$443,313	$492,733	$(49,420)	(10.0%)
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
The decrease in gross premiums earned in 2015 primarily reflected the pro rata effect of lower physician premiums written during the preceding twelve months. The increase in ceded premiums earned primarily reflected growth in our shared risk arrangements as well as $24.8 million in premiums ceded under the quota share arrangement with Syndicate 1729 during the year ended 2015 as compared to $7.2 million for the year ended 2014. As discussed above, there was no Syndicate 1729 cession recorded during the first quarter of 2014 due to results being reported on a quarter delay. In addition, prior accident year ceded premiums reductions were $14.6 million lower in 2015 than in 2014 (see discussion under the heading "Ceded Premiums Written").

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
The following table summarizes calendar year net loss ratios by separating losses between the current accident year and all prior accident years. Additionally, the table shows our current accident year net loss ratio was affected by revisions to our estimate of premiums owed to reinsurers related to coverages provided in prior accident years. Our current accident year net loss ratios for the years ended 2015 and 2014 compare as follows:

	Net Loss Ratios (1)
	Year Ended December 31
	2015	2014	Change
Calendar year net loss ratio	56.4%	46.3%	10.1
Less impact of prior accident years on the net loss ratio	(35.9%)	(36.7%)	0.8
Current accident year net loss ratio	92.3%	83.0%	9.3
Less estimated ratio increase (decrease) attributable to:
Ceded premium reductions, prior accident years (2)	(0.2%)	(2.7%)	2.5
Current accident year net loss ratio, excluding the effect of prior year ceded premium (3)	92.5%	85.7%	6.8

(1)	Net losses as specified divided by net premiums earned.

(2)
Reductions to premiums owed under reinsurance agreements for prior accident years increased net premiums earned (the denominator of the current accident year ratio) in both 2015 and 2014, but the effect for 2015 was substantially less than in 2014. See the discussion in the Premiums section for our Specialty P&C segment under the heading “Ceded Premiums Written” for additional information.

(3)
The increase in the current accident year net loss ratio is partially due to an increase in expected loss costs related to mass tort litigation, which accounts for 2.1 percentage points of the change in 2015 when compared to 2014. Also, while we decreased our loss reserves related to DDR coverage endorsements in both 2015 and 2014 the decrease was smaller in 2015, resulting in approximately 2.6 percentage points of the increase.

We recognized net favorable loss development related to our previously established reserve of $159.0 million and $180.8 million for the years ended December 31, 2015 and 2014, respectively. We re-evaluate our previously established reserve each quarter based on our most recently available claims data and currently available industry trend information. Development recognized during 2015 principally related to accident years 2008 through 2012. Development recognized during 2014 principally related to accident years 2007 through 2011.
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

Underwriting, Policy Acquisition and Operating Expenses
Specialty P&C underwriting, policy acquisition and operating expenses were $105.6 million for 2015 and $133.1 million for 2014.
Segment underwriting, policy acquisition and operating expenses were comprised as follows:

	Year Ended December 31
($ in millions)	2015	2014	Change
Specialty P&C segment:
DPAC amortization	$45.5	$55.1	$(9.6)	(17.4%)
Management fees	7.3	—	7.3	nm
Expenses allocated from the Corporate segment	—	23.5	(23.5)	nm
ULAE portion of expenses allocated from the Corporate segment	—	(7.4)	7.4	nm
Net allocation from the Corporate segment	—	16.1	(16.1)	nm
Other underwriting and operating expenses	52.8	61.9	(9.1)	(14.7%)
Total	$105.6	$133.1	$(27.5)	(20.7%)
DPAC amortization decreased $9.6 million during 2015 primarily due to increased ceding commission income of $5.1 million, almost all of which resulted from a quota share reinsurance arrangement with Syndicate 1729, as previously discussed. The remaining decrease is attributable to both lower capitalization of underwriting and sales salaries in 2015 due to corporate restructuring initiatives (see discussion below) and a reduction in gross earned premium in 2015 as compared to 2014.
Management fees, as discussed in the following paragraph, are intercompany charges from the Corporate segment pursuant to a management agreement that became effective in the first quarter of 2015. No management fees were charged to the Specialty P&C segment in 2014.
Other underwriting and operating expenses decreased due to changes in the amount of expense charged to the Specialty P&C segment by the Corporate segment for certain services. Prior to implementation of the management agreement (see Management fees above) the cost of certain services was directly allocated from the Corporate segment to the Specialty P&C segment, both to underwriting and operating expenses and to ULAE. There were no similar allocations in 2015 as these costs are now charged to the segment via the management fee. Also, corporate restructuring initiatives undertaken over the course of 2014 shifted certain costs, primarily compensation costs, from the Specialty P&C segment to the Corporate segment. See the "Operating Expenses" section of "Segment Operating Results - Corporate" for a comparative analysis of Specialty P&C segment and Corporate segment underwriting and operating expense on a combined basis.

Underwriting Expense Ratio (the Expense Ratio)
The underwriting expense ratio for the Specialty P&C segment reflects a decrease in 2015 as compared to 2014, as shown below:

	Year Ended December 31
	2015	2014	Change
Underwriting expense ratio	23.8%	27.0%	(3.2)
The change in the ratio is principally attributable to the following:

(In percentage points)	Increase (decrease), 2015 versus 2014
Estimated ratio increase (decrease) attributable to:
Net earned premium reductions during 2015, as well as the 2015 decline in DPAC amortization	0.9
Management fee	1.6
Effect of expense reductions, primarily attributable to expense allocation changes and restructuring	(5.7)
Net increase/(decrease) in ratio	(3.2)
The reduction to the ratio in 2015 was primarily due to the implementation of the new management agreement and the shifting of certain expenses to the Corporate segment, as previously discussed. Net earned premium declined in 2015 but the effect of the decline was substantially offset by the effect of the previously discussed reduction to DPAC amortization during 2015.

Segment Operating Results - Workers' Compensation
Our Workers' Compensation segment provides traditional workers' compensation insurance products to employers with 1,000 or fewer employees and alternative market solutions, as discussed in Note 15 to the Notes to Consolidated Financial Statements. Segment operating results reflect pre-tax underwriting profit or loss, exclusive of investment results which are included in our Corporate segment. Segment operating results for the years ended December 31, 2015 and 2014 were $8.4 million and $6.5 million, respectively, and included the following:

	Year Ended December 31
($ in thousands)	2015	2014	Change
Net premiums written	$218,338	$202,697	$15,641	7.7%
Net premiums earned	213,161	194,540	18,621	9.6%
Net losses and loss adjustment expenses	140,744	126,447	14,297	11.3%
Underwriting, policy acquisition and operating expenses	63,653	60,357	3,296	5.5%
SPC dividend expense (income)	853	1,842	(989)	(53.7%)
Net loss ratio	66.0%	65.0%	1.0
Underwriting expense ratio	29.9%	31.0%	(1.1)
Premiums Written
Our workers’ compensation premium volume is driven by four primary factors: 1) the amount of new business written, 2) audit premium, 3) retention of our existing book of business, and 4) premium rates charged on our renewal book of business.
Gross, ceded and net premiums written were as follows:

	Year Ended December 31
($ in thousands)	2015	2014	Change
Gross premiums written
Traditional business	$172,977	$166,004	$6,973	4.2%
Alternative market business	70,631	59,359	11,272	19.0%
Segment results	243,608	225,363	18,245	8.1%
Less: Ceded premiums written
Traditional business	10,307	10,401	(94)	(0.9%)
Alternative market business	14,963	12,265	2,698	22.0%
Segment results	25,270	22,666	2,604	11.5%
Net premiums written
Traditional business	162,670	155,603	7,067	4.5%
Alternative market business	55,668	47,094	8,574	18.2%
Segment results	$218,338	$202,697	$15,641	7.7%
Our traditional workers’ compensation insurance products include guaranteed cost, dividend, deductible, and retrospectively-rated policies. Our alternative market business is 100% ceded to either the SPCs at our wholly owned Cayman Islands reinsurance subsidiary, Eastern Re, or to an unaffiliated captive insurer. As of December 31, 2015, there were 23 (20 active) SPCs at Eastern Re and 3 active alternative market programs with the unaffiliated captive insurer.
Additional information regarding the structure of the SPCs is included in the Underwriting, Policy Acquisition and Operating Expense section that follows.

Gross Premiums Written
Gross premiums written in our traditional and alternative market business for the years ended December 31, 2015 and 2014 are reflected in the table on the previous page. Gross premiums written increased for the year ended December 31, 2015, primarily reflecting new business, renewal rates and audit premium when compared to the same period in 2014. In our alternative market business, we renewed 100% of the existing programs and added three new SPCs with $2.7 million in premiums written for the year ended December 31, 2015.
New business, audit premium, retention and renewal price changes for both the traditional business and the alternative market business for 2015 and 2014 are shown in the table below:

	Year Ended December 31
	2015			2014
($ in millions)	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results
New business	$28.1	$10.2	$38.3	$35.1	$8.6	$43.7
Audit premium (including EBUB)	$5.9	$0.9	$6.8	$3.5	$0.3	$3.8
Retention rate (1)	81%	89%	83%	82%	86%	83%
Change in renewal pricing (2)	1%	2%	1%	2%	—%	1%
(1) We calculate our workers' compensation retention rate as annualized expiring renewed premium divided by all annualized expiring premium subject to renewal. Our retention rate can be impacted by various factors, including price or other competitive issues, insureds being acquired, or a decision not to renew based on our underwriting evaluation. The decrease in our traditional business renewal retention rate primarily reflected increased competition.
(2) The pricing of our business includes an assessment of the underlying policy exposure and the effects of current market conditions. We continue to base our pricing on expected losses, as indicated by our historical loss data.
Ceded Premiums Written
Ceded premiums written reflect our external reinsurance programs and alternative market business ceded to an unaffiliated captive insurance company.
Ceded premiums written were as follows:

	Year Ended December 31
($ in thousands)	2015	2014	Change
Premiums ceded to external reinsurers
Traditional business	$9,922	$10,720	$(798)	(7.4%)
Alternative market business	7,205	5,927	1,278	21.6%
Segment results	17,127	16,647	480	2.9%
Change in return premium estimate under external reinsurance
Traditional business	385	(319)	704	>100%
Alternative market business	—	—	—	nm
Segment results	385	(319)	704	>100%
Premiums ceded to an unaffiliated captive insurer
Traditional business	—	—	—	nm
Alternative market business	7,758	6,338	1,420	22.4%
Segment results	7,758	6,338	1,420	22.4%
Total ceded premiums written
Traditional business	10,307	10,401	(94)	(0.9%)
Alternative market business	14,963	12,265	2,698	22.0%
Segment results	$25,270	$22,666	$2,604	11.5%

We retain the first $0.5 million in risk insured by us on our traditional business and cede losses in excess of this amount on each loss occurrence under our primary external reinsurance contract. The traditional external reinsurance contract contains a return premium provision under which we estimate return premium based on the underlying loss experience of policies covered under the contract. Changes in the return premium estimate reflect the loss experience under the reinsurance contract for the years ended December 31, 2015 and 2014. In our alternative market business, the risk retention for each loss occurrence ranges from $0.3 million to $0.35 million based on the alternative market program. We cede 100% of premiums written under three alternative market programs to an unaffiliated captive insurer.
Premiums ceded to external reinsurers in our traditional business decreased during the year ended December 31, 2015, which primarily reflected a reduction in reinsurance rates. The $0.4 million decrease in the return premium estimate for the year ended December 31, 2015 primarily reflected 2015 traditional ceded incurred losses of $7.9 million (including $4.9 million related to the 2015 accident year), partially offset by favorable loss experience on contract years prior to 2014. The increase in premiums ceded to the unaffiliated captive insurer during the year ended December 31, 2015 reflected premium growth in the programs.
Ceded Premiums Ratio
Ceded premiums ratio was as follows:

	Year Ended December 31
	2015			2014
	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results
Ceded premiums ratio, as reported	6.0%	21.2%	10.4%	6.3%	20.7%	10.1%
Less the effect of:
Return premium estimated under external reinsurance	0.2%	—%	0.2%	(0.2%)	—%	(0.1%)
Premiums ceded to unaffiliated captive insurer (100%)	—%	11.0%	3.2%	—%	10.7%	2.8%
Ceded premiums ratio, less the effects of above	5.8%	10.2%	7.0%	6.5%	10.0%	7.4%
Per the reinsurance agreements, we cede premiums related to our traditional business on an earned premium basis, whereas alternative market premiums are ceded on a written premium basis. The decrease in the traditional ceded premiums ratio for 2015 when compared to 2014 reflected the reduction in reinsurance rates.

Net Premiums Earned
Net premiums earned for the year ended December 31, 2015 were as follows:

	Year Ended December 31
($ in thousands)	2015	2014	Change
Gross premiums earned
Traditional business	$172,115	$160,717	$11,398	7.1%
Alternative market business	66,168	55,616	10,552	19.0%
Segment results	238,283	216,333	21,950	10.1%
Less: Ceded premiums earned
Traditional business	10,859	9,849	1,010	10.3%
Alternative market business	14,263	11,944	2,319	19.4%
Segment results	25,122	21,793	3,329	15.3%
Net premiums earned
Traditional business	161,256	150,868	10,388	6.9%
Alternative market business	51,905	43,672	8,233	18.9%
Segment results	$213,161	$194,540	$18,621	9.6%
Net premiums earned consist of gross premiums earned less the portion of earned premiums that we cede to our reinsurers for their assumption of a portion of our losses. Our workers’ compensation policies are twelve-month policies and premiums are earned on a pro rata basis over the policy period. Net premiums earned also include premium adjustments related to the audit of our insureds' payrolls. Payroll audits are conducted subsequent to the end of the policy period and any related adjustments are recorded as fully earned in the current period. In addition, we record an estimate for EBUB and evaluate the estimate on a quarterly basis. We increased the EBUB estimate by $0.5 million during 2015, compared to $0.4 million in 2014, and the impact of that change is included in Audit premium.
Losses and Loss Adjustment Expenses
The following table summarizes calendar year net loss ratios by separating losses between the current accident year and all prior accident years. The components of the calendar year loss ratio were as follows:

	Net Loss Ratios
	Year Ended December 31
	2015			2014			Change
	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results
Calendar year net loss ratio	65.5%	67.5%	66.0%	65.0%	65.1%	65.0%	0.5%	2.4%	1.0%
Less impact of prior accident years on the net loss ratio	(1.0%)	(1.2%)	(1.1%)	(1.0%)	0.6%	(0.7%)	—%	(1.8%)	(0.4%)
Current accident year net loss ratio	66.5%	68.7%	67.1%	66.0%	64.5%	65.7%	0.5%	4.2%	1.4%
Less impact of audit premium on loss ratio	—%	(1.2%)	(0.3%)	—%	(0.5%)	(0.1%)	—%	(0.7%)	(0.2%)
Current accident year net loss ratio, excluding the effect of audit and return premium	66.5%	69.9%	67.4%	66.0%	65.0%	65.8%	0.5%	4.9%	1.6%
The current accident year net loss ratio in our traditional business increased 0.5 percentage points in 2015 compared to 2014, which primarily reflected an increase in severity-related claims, partially offset by favorable loss experience in the rest of the book of business. The increase in the current accident year net loss ratio in our alternative market business primarily reflected an increase in severity-related claim activity, specifically in the fourth quarter of 2015.
We recognized net favorable prior year development related to our previously established reserve of $2.2 million for the year ended December 31, 2015 and $1.3 million for the same respective period of 2014. The net favorable prior year development included $1.6 million related to amortization of the purchase accounting fair value adjustment for our traditional business for both 2015 and 2014. It also included $0.6 million in net favorable prior year development for our alternative market business for 2015 and $0.3 million in net unfavorable prior year development for 2014.
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
The following table provides a comparison of underwriting, policy acquisition and operating expenses:

	Year Ended December 31
($ in thousands)	2015	2014	Change
Traditional business	$47,343	$46,717	$626	1.3%
Alternative market business	16,310	13,640	2,670	19.6%
Underwriting, policy acquisition and operating expenses	$63,653	$60,357	$3,296	5.5%
The following table highlights certain discrete events affecting expenses, entirely in our traditional business:

Year Ended
(In thousands)	Increase (decrease), 2015 versus 2014
One-time professional fees	$(661)
Transaction-related expenses	$(2,180)
There was a nominal amount of transaction-related expenses incurred during the year ended December 31, 2015.

Underwriting Expense Ratio (the Expense Ratio)
Our expense ratio for the years ended December 31, 2015 and 2014, including the impact of audit premium, management fees and certain discrete items, was as follows:

	Year Ended December 31
	2015			2014			Change
	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results
Underwriting expense ratio, as reported	29.4%	31.4%	29.9%	31.0%	31.2%	31.0%	(1.6%)	0.2%	(1.1%)
Less estimated ratio increase (decrease) attributable to:
Transaction-related expenses	—%	—%	—%	1.4%	—%	1.1%	(1.4%)	—%	(1.1%)
One-time professional fees	—%	—%	—%	0.4%	—%	0.3%	(0.4%)	—%	(0.3%)
Amortization of intangible assets	3.2%	—%	2.4%	3.4%	—%	2.7%	(0.2%)	—%	(0.3%)
Management fees	1.1%	—%	0.9%	—%	—%	—%	1.1%	—%	0.9%
Impact of audit premium	(1.1%)	(0.5%)	(1.0%)	(0.6%)	(0.3%)	(0.6%)	(0.5%)	(0.2%)	(0.4%)
Impact of return premium estimate	(0.1%)	—%	(0.1%)	(0.1%)	—%	(0.1%)	—%	—%	—%
Underwriting expense ratio, less listed effects	26.3%	31.9%	27.7%	26.5%	31.5%	27.6%	(0.2%)	0.4%	0.1%
The decrease in the traditional business expense ratio for 2015 primarily reflected the growth in net premiums earned and prudent expense management. The alternative markets expense ratio primarily reflected ceding commissions charged to each program.
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
SPC dividend expense (income) for the year ended December 31, 2015 was as follows:

	Year Ended December 31
($ in thousands)	2015	2014	Change
SPC net operating results - profit/(loss)	$(492)	$2,539	$(3,031)	(119.4%)
Less: Eastern participation - profit/(loss)	(1,345)	697	(2,042)	(293.0%)
SPC dividend expense (income)	$853	$1,842	$(989)	(53.7%)
SPC dividend expense (income) for 2015 primarily reflected an increase in the SPC loss ratio and a decrease in net realized gains when compared to the same 2014 period. The increase in the SPC loss ratio primarily reflected severity related claim activity in the fourth quarter of 2015. Net realized losses totaled $1.5 million in 2015, compared to net realized gains of $0.5 million in 2014, primarily reflecting a decline in the fair value of the SPC’s equity securities in 2015.

Segment Operating Results - Lloyd's Syndicate
Through a wholly owned and consolidated subsidiary, we are a corporate member of Lloyd's of London and have provided the majority (58%) of the capital for Syndicate 1729, which began writing and reinsuring property and casualty business as of January 1, 2014. The remaining capital for Syndicate 1729 is provided by unrelated third parties, including private names and other corporate members.
Syndicate 1729 covers a range of property and casualty insurance and reinsurance lines, and has a maximum underwriting capacity of £90 million for the 2016 underwriting year, of which £52 million ($76 million based on December 31, 2015 exchange rates) is our allocated underwriting capacity. We are required to provide capital (also referred to as FAL) to support our underwriting capacity and are meeting our FAL requirement with investment securities held at Lloyd's. Our FAL securities had a fair value of $95.8 million at December 31, 2015, as discussed in Note 4 of the Notes to Consolidated Financial Statements.
Our Lloyd's Syndicate segment results includes both our 58% participation in the operating results of Syndicate 1729 and 100% of the operating results of our wholly owned subsidiaries that support Syndicate 1729. We report results from our Syndicate 1729 involvement on a quarter delay, except that investment results associated with our FAL investments and certain U.S. paid administrative expenses are reported concurrently as that information is available on an earlier time frame. Due to the reporting delay and because Syndicate 1729 did not commence active operations until January 2014, only three quarters of Syndicate 1729 activity is included in our 2014 results while our 2015 results include four quarters of activity.
Our Lloyd's Syndicate segment operating results for 2015 was a loss of $5.6 million and for 2014 was a loss of $5.0 million, composed as follows:

	Year Ended December 31
($ in thousands)	2015	2014
Gross premiums written	$56,929	$33,731
Net premiums written	48,821	32,106
Net premiums earned	37,675	12,458
Net investment income	928	410
Net losses and loss adjustment expenses	25,181	8,438
Underwriting, policy acquisition and operating expenses	18,518	9,535
Income tax expense	1,240	—

Net loss ratio	66.8%	67.7%
Underwriting expense ratio	49.2%	76.5%
Gross premiums written in 2015 consisted of casualty coverages (47% of total gross written premium), property insurance coverages (29%), catastrophe reinsurance coverages (19%), and property reinsurance coverages (5%). Approximately $4.0 million of the 2015 increase in net premiums written is due to the additional quarter of activity in 2015 with the remainder primarily attributable to new business. As discussed in our Specialty P&C segment operating results, Syndicate 1729 has entered into a quota share reinsurance agreement with one of our Specialty P&C wholly owned insurance subsidiaries and pays a ceding commission related to the amount assumed. Our Specialty P&C segment also reports this ceding arrangement on the same quarter delay as the effect of doing so is not material. Gross premiums written in the above table included $14.9 million in 2015 and $14.8 million in 2014 attributable to our 58% participation in this ceding arrangement.
Net premiums earned consisted of gross premiums earned less the portion of earned premiums that we cede to our reinsurers for their assumption of a portion of our losses. Because premiums are generally earned pro rata over the entire policy period, fluctuations in premiums earned tend to lag those of premiums written. Policies written to date primarily carry a term of one year. Net premiums earned reported for 2015 included premium assumed from a ProAssurance subsidiary of approximately $14.4 million and approximately $4.2 million for 2014. The 2015 increase in net premiums earned reflects the effect of there being no active Syndicate operations prior to January 1, 2014 and the reporting delay.

Losses for the year were primarily recorded using the loss assumptions by risk category incorporated into the business plan submitted to Lloyd's for Syndicate 1729 with consideration given to loss experience incurred to date. The assumptions used in the business plan were consistent with loss results reflected in Lloyd's historical data for similar risks. We expect loss ratios to fluctuate from quarter to quarter as Syndicate 1729 writes more business and the book begins to mature.
Underwriting expenses were $18.5 million and $9.5 million for the years ended December 31, 2015 and 2014, respectively. The improvement in the 2015 expense ratio reflects the increase in net premiums earned and we anticipate a continued reduction to the ratio as the level of net premiums earned is expected to grow.
Net investment income for the years ended December 31, 2015 and 2014 was primarily attributable to interest earned on the FAL investments. Our FAL investments are primarily short-term investments and investment-grade corporate debt securities.
Operating results of this segment are subject to U.K. income tax law. Tax expense incurred in 2015 includes both our estimated U.K. tax liability for the 2014 tax year (determined during the second quarter of 2015) and an accrual of our 2015 U.K. tax liability. The subsidiaries of this segment generated U.K. tax income primarily because certain expenses recognized for GAAP reporting purposes are not deductible for U.K. tax purposes.

Segment Operating Results - Corporate
Segment operating results for our Corporate segment were $21.3 million and $57.8 million for the years ended December 31, 2015 and December 31, 2014, respectively. Results included the following:

	Year Ended December 31
($ in thousands)	2015	2014	Change
Net investment income	$107,732	$125,147	$(17,415)	(13.9%)
Equity in earnings (loss) of unconsolidated subsidiaries	3,682	3,986	(304)	(7.6%)
Net investment result	$111,414	$129,133	$(17,719)	(13.7%)
Total net realized investment gains (losses)	(41,663)	14,650	(56,313)	(384.4%)
Operating expense	24,518	8,768	15,750	179.6%
Interest expense	14,596	14,084	512	3.6%
Income taxes	11,418	65,440	(54,022)	(82.6%)
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
Net investment income by investment category was as follows:

	Year Ended December 31
($ in thousands)	2015	2014	Change
Fixed maturities	$96,315	$111,442	$(15,127)	(13.6%)
Equities	13,317	10,817	2,500	23.1%
Short-term and Other investments	2,035	8,833	(6,798)	(77.0%)
BOLI	2,053	2,006	47	2.3%
Investment fees and expenses	(5,988)	(7,951)	1,963	24.7%
Net investment income	$107,732	$125,147	$(17,415)	(13.9%)
Fixed Maturities
The decrease in our income from fixed maturity securities was due to lower average investment balances and to lower income yields. Yields declined during 2015 because maturities and calls of older, higher yielding bonds lowered the average yield of our portfolio. We reduced the size of our fixed portfolio over the last year in order to fund the repurchase of our stock, pay dividends to our shareholders and invest in other asset classes. On an overall basis our average investment in fixed securities was approximately 9.0% lower in 2015 as compared to 2014.
Average yields for our fixed maturity portfolio were as follows:

	Year Ended December 31
	2015	2014
Average income yield	3.4%	3.6%
Average tax equivalent income yield	4.0%	4.2%
Equities
Income from our equity portfolio increased approximately 23.1% for the year ended December 31, 2015, as compared to 2014. The 2015 increase in income reflects an increase to our allocation to this asset category during 2015 as well as a different mix of equities owned.

Short-term Investments and Other Invested Assets
This income category primarily consisted of distributions from LPs that are accounted for under the cost method, and almost all of the decrease in the category is attributable to LP distributions. Such distributions are affected by the volatility of equity and credit markets, and in 2015 we saw a decline in distributions that were made to us.
Investment Fees and Expenses
Investment fees and expenses decreased $2.0 million for the year ended December 31, 2015. The decrease reflected lower portfolio management fees, due to various factors including a smaller portfolio and a more favorable fee structure obtained in 2015.
Equity in Earnings (Loss) of Unconsolidated Subsidiaries
Equity in earnings (loss) of unconsolidated subsidiaries is derived from our investment interests accounted for under the equity method. Results were as follows:

	Year Ended December 31
($ in thousands)	2015	2014	Change
Investment LPs/LLCs	$13,970	$14,714	$(744)	(5.1%)
Tax credit partnerships	(10,288)	(10,728)	440	4.1%
Equity in earnings (loss) of unconsolidated subsidiaries	$3,682	$3,986	$(304)	(7.6%)
We hold interests in certain LPs/LLCs that generate earnings from trading portfolios, secured debt, debt securities, multi-strategy funds and private equity investments. The performance of the LPs is affected by the volatility of equity and credit markets.
Our tax credit investments are designed to generate returns in the form of tax credits and tax-deductible project operating losses. We account for our tax credit investments under the equity method and record our allocable portion of the operating losses of the underlying properties based on estimates provided by the partnership. We adjust our estimates of our allocable portion of operating losses periodically as actual operating results of the underlying properties become available.
The tax benefits received from our tax credit partnerships, which are not reflected in our investment results above, reduced our tax expenses in 2015 and 2014 as follows:

	Year Ended December 31
(In millions)	2015	2014
Tax credits recognized during the period	$22.4	$17.9
Tax benefit of amortization	$3.6	$3.8
During 2015, we began investing in historic tax credit partnerships. Tax credits provided by the underlying projects of these partnerships are typically available in the tax year in which the project is put into active service, whereas the tax credits provided by qualified affordable housing tax credit partnerships, which make up the majority of our tax credit investments, are provided over approximately a ten year period. The increase in the amount of tax credits recognized in 2015 is primarily due to our investment in historic tax credit partnerships.

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

	Year Ended December 31
(In thousands)	2015	2014
GAAP net investment result:
Net investment income	$107,732	$125,147
Equity in earnings (loss) of unconsolidated subsidiaries	3,682	3,986
GAAP net investment result	$111,414	$129,133

Pro forma tax-equivalent investment result	$164,756	$175,344

Reconciliation of pro forma tax-equivalent investment result to GAAP net investment result:
Pro forma tax-equivalent investment result	$164,756	$175,344
Less taxable equivalent adjustments, calculated using the 35% federal statutory tax rate:
State and municipal bonds	14,449	15,727
BOLI	1,105	1,080
Dividends received	3,316	1,838
Tax credit partnerships	34,472	27,566
GAAP net investment result	$111,414	$129,133

Net Realized Investment Gains (Losses)
The following table provides detailed information regarding our net realized investment gains (losses).

	Year Ended December 31
(In thousands)	2015	2014
OTTI losses, total:
State and municipal bonds	$—	$(50)
Corporate debt	(11,781)	(1,425)
Other investments	(8,136)	—
Portion recognized in OCI:
Corporate debt	4,572	268
Net impairments recognized in earnings	(15,345)	(1,207)
Gross realized gains, available-for-sale securities	11,910	5,623
Gross realized (losses), available-for-sale securities	(11,479)	(1,103)
Net realized gains (losses), trading securities	1,080	28,018
Net realized gains (losses), other investments	464	326
Change in unrealized holding gains (losses), trading securities	(28,343)	(18,883)
Change in unrealized holding gains (losses), convertible securities, carried at fair value as a part of Other investments	(896)	1,876
Other	946	—
Net realized investment gains (losses)	$(41,663)	$14,650
During 2015, we recognized OTTI through earnings of $7.2 million related to corporate bonds, including credit-related OTTI of $4.9 million related to debt instruments from six issuers in the energy sector. The fair value of these bonds declined in 2015 as did the credit quality of the issuers and we recognized credit-related OTTI to reduce the amortized cost basis of the bonds to the present value of future cash flows we expected to receive from the bonds. We also recognized non-credit impairments of $3.7 million in OCI relative to the bonds of these issuers, as the fair value of the bonds was less than the present value of the expected future cash flows from the securities. We also recognized an OTTI in earnings during 2015 of $0.9 million related to a bond we intended to sell.
We recognized an $8.1 million OTTI in earnings during 2015 related to an investment fund that is accounted for using the cost method. The fund is focused on the energy sector and securities held by the fund have declined in value. An OTTI was recognized to reduce our carrying value of the investment to the NAV reported by the fund.
During 2014 we recognized credit-related impairments related to two corporate debt instruments, both in retail/services industries. A non-credit impairment was recognized in OCI related to one of the instruments as the fair value of the instrument was less than the expected future cash flows from the security.
We recognized net losses relative to our trading securities during 2015, primarily due to reductions in market valuations during the period. During 2014, our trading portfolio produced net gains during the period, due both to gains from sales and to improvements in market valuations.
Operating Expenses
Corporate segment operating expenses were $24.5 million and $8.8 million for the years ended December 31, 2015 and 2014, respectively.
The increase in operating expenses as compared to 2014 reflects the effects of corporate restructuring initiatives undertaken over the course of 2014 and the implementation of a management fee charged by the Corporate segment to the Specialty P&C and Workers' Compensation segments in 2015. The restructuring initiative shifted certain costs, primarily compensation costs, from the Specialty P&C segment to the Corporate segment. Also, beginning with the first quarter of 2015, the operating subsidiaries within our Specialty P&C and Workers' Compensation segments are charged a management fee by the Corporate segment for services provided to these subsidiaries. The management fee is based on the extent to which services are provided to the subsidiary and the amount of premium written by the subsidiary. Under the new arrangement, the expenses associated with such services are reported as expenses of the Corporate segment, and the management fees charged are reported as an offset to Corporate operating expenses. Prior to 2015, a substantial portion of expenses associated with services provided to other segments were directly allocated to the insurance subsidiaries included in the Specialty P&C segment. Expenses were not allocated to the subsidiaries within the Workers' Compensation segment during 2014 as these subsidiaries were newly acquired.
Due to these changes to our reporting of expenses by segment, we believe a comparison of Corporate and Specialty P&C expenses on a combined basis is more meaningful than a separate analysis by segment. The table below compares underwriting and operating expenses reported by the Corporate and Specialty P&C segments on a combined basis for the years ended December 31, 2015 and 2014.

	Year Ended December 31
($ in millions)	2015	2014	Change
Underwriting, policy acquisition and operating expense:
Corporate Segment:
Operating expenses	$38.6	$32.3	$6.3	19.5%
Operating expenses allocated to Specialty P&C segment	—	(23.5)	23.5	nm
Management fee offset	(14.1)	—	(14.1)	nm
Segment Total	24.5	8.8	15.7	178.4%

Specialty P&C segment:
DPAC amortization	45.5	55.1	(9.6)	(17.4%)
Management fees	7.3	—	7.3	nm
Expenses allocated from the Corporate segment	—	23.5	(23.5)	nm
ULAE portion of expenses allocated from the Corporate segment	—	(7.4)	7.4	nm
Net allocation from the Corporate segment	—	16.1	(16.1)	nm
Other underwriting and operating expenses	52.8	61.9	(9.1)	(14.7%)
Segment Total	105.6	133.1	(27.5)	(20.7%)

Corporate and Specialty P&C expenses, combined	$130.1	$141.9	$(11.8)	(8.3%)

Corporate and Specialty P&C expenses, combined, exclusive of DPAC amortization, management fees and allocations identified above	$91.4	$94.2	$(2.8)	(3.0%)
On a combined basis, exclusive of any effect from DPAC amortization, management fees or allocations, there was a $2.8 million decrease in expenses in 2015 as compared to 2014. The net decrease was attributable to acquisition-related expenses incurred in 2014 but not in 2015, partially offset by higher expenses during 2015. Expenses incurred in 2014 but not in 2015 included expenses associated with discontinued operations of an acquired entity, certain retention and severance expenses, and amortization of intangible assets that became fully amortized early in 2015. Expense increases during 2015 primarily resulted from the following: higher costs for technology enhancements, corporate restructuring which shifted expense, primarily compensation expense, from ULAE cost centers to operating expense cost centers, and a corporate litigation recovery received in 2014.

Interest Expense
Interest expense increased during 2015 as compared to 2014 primarily due to a $100 million secured borrowing under our Revolving Credit Agreement in January 2015. Our weighted average outstanding debt approximated $348 million for the year ended December 31, 2015 as compared to $250 million for the year ended December 31, 2014.
Interest expense for 2015 and 2014 is provided in the following table:

	Year Ended December 31
(In thousands)	2015	2014	Change
Senior notes due 2023	$13,428	$13,433	$(5)
Revolving credit agreement (including fees and amortization)	1,130	507	623
Other	38	144	(106)
	$14,596	$14,084	$512
Taxes
We calculate our effective tax rate on a consolidated basis, dividing consolidated tax expense by consolidated pre-tax income. Consolidated tax expense reflects both U.S. tax expense, all of which is allocated to our Corporate segment, and U.K. tax expense, all of which is allocated to our Lloyd's Syndicate segment, as detailed in the table that follows:

	Year Ended December 31
(In thousands)	2015	2014
Corporate segment income tax expense	$11,418	$65,440
Lloyd's Syndicate segment income tax expense	1,240	—
Consolidated income tax expense	$12,658	$65,440
Factors affecting our consolidated effective tax rate include the following:

	Year Ended December 31
	2015	2014
Statutory rate	35.0%	35.0%
Tax-exempt income*	(10.0%)	(5.0%)
Tax credits	(17.4%)	(6.8%)
Non-U.S. losses and payments	2.1%	0.7%
Other	0.1%	1.1%
Effective tax rate	9.8%	25.0%
* Includes tax-exempt interest, dividends received deduction, and cash surrender value of BOLI.
Our effective tax rates for both 2015 and 2014 were different from the statutory Federal income tax rate primarily due to the following:

•	a portion of our investment income was tax-exempt.

•	we utilized tax credits transferred to us from our tax credit partnership investments.

•	we did not recognize a tax benefit related to the operating loss or the U.K. tax expense associated with our Lloyd's Syndicate segment.
Tax-exempt income decreased in 2015 but had an increased effect on our effective tax rate because of an even greater decline in pre-tax income during 2015. The increased impact of the tax credits on the tax rate was primarily due to lower pre-tax income in 2015, but also reflected an increased amount of credits. Tax credits recognized for 2015 were $22.4 million as compared to $17.9 million for 2014.

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
Gross, ceded and net premiums written were as follows:

	Year Ended December 31
($ in thousands)	2014	2013	Change
Gross premiums written	$532,608	$567,547	$(34,939)	(6.2%)
Ceded premiums written	(65,562)	(42,365)	(23,197)	(54.8%)
Net premiums written	$467,046	$525,182	$(58,136)	(11.1%)
Gross Premiums Written
Gross premiums written by component were as follows:

	Year Ended December 31
($ in thousands)	2014	2013	Change
Professional liability
Physicians (1):
Twelve month term	$362,056	$388,583	$(26,527)	(6.8%)
Twenty-four month term	19,949	25,584	(5,635)	(22.0%)
Total Physicians	382,005	414,167	(32,162)	(7.8%)
Healthcare facilities (2)	33,521	35,356	(1,835)	(5.2%)
Other healthcare providers (3)	33,589	33,971	(382)	(1.1%)
Legal professionals (4)	27,776	27,060	716	2.6%
Tail coverages (5)	18,745	20,920	(2,175)	(10.4%)
Total professional liability	495,636	531,474	(35,838)	(6.7%)
Medical technology and life sciences products liability (6)	35,265	34,190	1,075	3.1%
Other	1,707	1,883	(176)	(9.3%)
Total	$532,608	$567,547	$(34,939)	(6.2%)

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

New business written by component was as follows:

	Year Ended December 31
(In millions)	2014	2013
Physicians	$17.1	$18.0
Healthcare facilities	$5.0	$6.2
Other healthcare providers	$2.8	$2.5
Legal professionals *	$4.2	$2.0
Medical technology and life sciences products liability *	$5.4	na

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
Retention by component was as follows:

	Year Ended December 31
	2014	2013
Physicians, standard lines only	89%	89%
Healthcare facilities	83%	79%
Other healthcare providers	81%	82%
Legal professionals *	82%	88%
Medical technology and life sciences products liability *	85%	na

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
Changes in renewal pricing by component was as follows:

Year Ended December 31
2014
Physicians	1%
Healthcare facilities	(3%)
Other healthcare providers	4%
Legal professionals	6%
Medical technology and life sciences products liability	2%
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

Retention, renewal price change, new business and audit premium for both the traditional business and the alternative market business for 2014 are shown in the table below:

	Year Ended December 31, 2014
($ in thousands)	Traditional Business	Alternative Market Business	Segment Results
New business	$35,111	$8,614	$43,725
Audit premium	$3,457	$347	$3,804
Retention rate (1)	82%	86%	83%
Change in renewal pricing (2)	2%	—%	1%
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
SPC dividend expense for the year ended December 31, 2014 was as follows:

Year Ended
(In thousands)	December 31, 2014
SPC net operating results - profit/(loss)	$2,539
Less: Eastern participation - profit/(loss)	697
SPC dividend expense (income)	$1,842

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
The increased effect of tax-exempt income and the tax-credits was primarily because the total amount of pre-tax income declined in 2014 as compared to 2013. Tax credits approximated $17.9 million for both the year ended December 31, 2014 and the year ended December 31, 2013.

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
The following table summarizes estimated changes in the fair value of our available-for-sale fixed maturity securities for specific hypothetical changes in interest rates by asset class at December 31, 2015 and December 31, 2014. There are principally two factors that determine interest rates on a given security: market interest rates and credit spreads. As different asset classes can be affected in different ways by movements in those two factors, we have broken out our portfolio by asset class in the following table.

	December 31, 2015
	(200)	(100)	Current	100	200
Fair Value (in millions):
U.S. Treasury obligations	$132	$128	$124	$118	$113
U.S. Government-sponsored enterprise obligations	27	27	26	26	25
State and municipal bonds	986	973	941	907	874
Corporate debt	1,375	1,340	1,292	1,245	1,201
Asset-backed securities	388	387	378	365	351
All fixed maturity securities	$2,908	$2,855	$2,761	$2,661	$2,564

Duration:
U.S. Treasury obligations	3.68	3.64	3.56	3.44	3.36
U.S. Government-sponsored enterprise obligations	2.23	2.18	2.38	2.50	2.49
State and municipal bonds	3.46	3.51	3.54	3.62	3.70
Corporate debt	3.58	3.59	3.64	3.59	3.53
Asset-backed securities	1.52	1.87	2.97	3.73	4.00
All fixed maturity securities	3.26	3.32	3.50	3.60	3.63

	December 31, 2014
Fair Value (in millions):
U.S. Treasury obligations	$176	$172	$167	$161	$156
U.S. Government-sponsored enterprise obligations	41	40	40	38	37
State and municipal bonds	1,114	1,097	1,063	1,024	985
Corporate debt	1,503	1,468	1,417	1,365	1,316
Asset-backed securities	468	467	458	447	432
All fixed maturity securities	$3,302	$3,244	$3,145	$3,035	$2,926

Duration:
U.S. Treasury obligations	3.56	3.50	3.43	3.36	3.30
U.S. Government-sponsored enterprise obligations	2.53	2.49	2.80	3.08	3.12
State and municipal bonds	3.40	3.49	3.60	3.73	3.85
Corporate debt	3.71	3.73	3.82	3.76	3.70
Asset-backed securities	1.51	1.69	2.36	3.08	3.47
All fixed maturity securities	3.30	3.30	3.50	3.60	3.70

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
Our cash and short-term investment portfolio at December 31, 2015 was carried on a cost basis which approximates its fair value. Our portfolio lacks significant interest rate sensitivity due to its short duration.
Credit Risk
We have exposure to credit risk primarily as a holder of fixed income securities. We control this exposure by emphasizing investment grade credit quality in the fixed income securities we purchase.
As of December 31, 2015, 95% of our fixed maturity securities were rated investment grade as determined by NRSROs, such as Fitch, Moody’s and Standard & Poor’s. We believe that this concentration in investment grade securities reduces our exposure to credit risk on our fixed income investments to an acceptable level. However, investment grade securities, in spite of their rating, can rapidly deteriorate and result in significant losses. Ratings published by the NRSROs are one of the tools used to evaluate the credit worthiness of our securities. The ratings reflect the subjective opinion of the rating agencies as to the credit worthiness of the securities, and therefore, we may be subject to additional credit exposure should the rating prove to be unreliable.
We also have exposure to credit risk related to our receivables from reinsurers. Our receivables from reinsurers (with regard to both paid and unpaid losses) approximated $259 million at December 31, 2015 and $244 million at December 31, 2014. We monitor the credit risk associated with our reinsurers using publicly available financial and rating agency data.
Equity Price Risk
At December 31, 2015 the fair value of our equity investments, excluding our equity investments in bond investment funds as discussed below, was $246 million. These equity securities are subject to equity price risk, which is defined as the potential for loss in fair value due to a decline in equity prices. The weighted average beta of this group of securities was 0.94. Beta measures the price sensitivity of an equity security or group of equity securities to a change in the broader equity market, in this case the S&P 500 Index. If the value of the S&P 500 Index increased by 10%, the fair value of these securities would be expected to increase by 9.4% to $269 million. Conversely, a 10% decrease in the S&P 500 Index would imply a decrease of 9.4% in the fair value of these securities to $223 million. The selected hypothetical changes of plus or minus 10% do not reflect what could be considered the best or worst case scenarios and are used for illustrative purposes only.
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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES.
Disclosure Controls
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2015. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective.
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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the framework in Internal Control–Integrated Framework issued by the COSO (2013 Framework). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2015 and that there was no change in the Company's internal controls during the fiscal year then ended, other than as described below, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
Management has re-designed a change management process for prioritizing and testing technology changes for financially significant systems. The revised process was the result of a deficiency identified by management during our 2015 assessment of internal controls over financial reporting. The deficiency related to the design and operating effectiveness of information technology general controls for certain information systems that are relevant to the preparation of the Company’s consolidated financial statements. In particular, the deficiency related to the controls that are intended to ensure that all changes affecting financially significant applications are authorized, tested and implemented appropriately. As part of the identification of this deficiency, significant testing was performed and it was determined this deficiency had no impact on the Company's consolidated financial statements.
Ernst & Young LLP, an independent registered public accounting firm, has audited the effectiveness of our internal controls over financial reporting as of December 31, 2015 as stated in their report which is included elsewhere herein.
ITEM 9B. OTHER INFORMATION
None.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of ProAssurance Corporation

We have audited ProAssurance Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). ProAssurance Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, ProAssurance Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2015 and 2014, and the related consolidated statements of changes in capital, income and comprehensive income and cash flows for each of the three years in the period ended December 31, 2015, of ProAssurance Corporation and subsidiaries and our report dated February 23, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Birmingham, Alabama
February 23, 2016

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT.
The information required by this Item regarding executive officers is included in Part I of the Form 10-K in accordance with Instruction 3 of the Instructions to Paragraph (b) of Item 401 of Regulation S-K.
The information required by this Item regarding directors is incorporated by reference pursuant to General Instruction G (3) of Form 10-K from ProAssurance’s definitive proxy statement for the 2016 Annual Meeting of its Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or about April 15, 2016.
ITEM 11. EXECUTIVE COMPENSATION.
The information required by this Item is incorporated by reference pursuant to General Instruction G (3) of Form 10-K from ProAssurance’s definitive proxy statement for the 2016 Annual Meeting of its Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or about April 15, 2016.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this Item is incorporated by reference pursuant to General Instruction G (3) of Form 10-K from ProAssurance’s definitive proxy statement for the 2016 Annual Meeting of its Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or about April 15, 2016.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this Item is incorporated by reference pursuant to General Instruction G (3) of Form 10-K from ProAssurance’s definitive proxy statement for the 2016 Annual Meeting of its Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or about April 15, 2016.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this Item is incorporated by reference pursuant to General Instruction G (3) of Form 10-K from ProAssurance’s definitive proxy statement for the 2016 Annual Meeting of its Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or about April 15, 2016.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statements. The following consolidated financial statements of ProAssurance Corporation and subsidiaries are included herein in accordance with Item 8 of Part II of this report.
Report of Registered Public Accounting Firm
Consolidated Balance Sheets – December 31, 2015 and 2014
Consolidated Statements of Changes in Capital – years ended December 31, 2015, 2014 and 2013
Consolidated Statements of Income and Comprehensive Income – years ended December 31, 2015, 2014 and 2013
Consolidated Statements of Cash Flows – years ended December 31, 2015, 2014 and 2013
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

SIGNATURES
Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this the 23th day of February 2016.

PROASSURANCE CORPORATION

By:	/S/ W. STANCIL STARNES
W. Stancil Starnes
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ W. STANCIL STARNES, J.D.	Chairman of the Board, Chief Executive Officer	February 23, 2016
W. Stancil Starnes, J.D.	(Principal Executive Officer) and President

/S/ EDWARD L. RAND, JR.	Chief Financial Officer	February 23, 2016
Edward L. Rand, Jr.

/S/ KELLY B. BREWER	Chief Accounting Officer	February 23, 2016
Kelly B. Brewer

/S/ SAMUEL A. DI PIAZZA, JR.	Director	February 23, 2016
Samuel A. Di Piazza, Jr.

/S/ ROBERT E. FLOWERS, M.D.	Director	February 23, 2016
Robert E. Flowers, M.D.

/S/ M. JAMES GORRIE	Director	February 23, 2016
M. James Gorrie

/S/ WILLIAM J. LISTWAN, M.D.	Director	February 23, 2016
William J. Listwan, M.D.

/S/ JOHN J. MCMAHON	Director	February 23, 2016
John J. McMahon

/S/ ANN F. PUTALLAZ, PH.D.	Director	February 23, 2016
Ann F. Putallaz, Ph.D.

/S/ FRANK A. SPINOSA, D.P.M.	Director	February 23, 2016
Frank A. Spinosa, D.P.M.

/S/ Ziad R. Haydar, M.D.	Director	February 23, 2016
Ziad R. Haydar, M.D.

/S/ THOMAS A. S. WILSON, JR., M.D.	Director	February 23, 2016
Thomas A. S. Wilson, Jr., M.D.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of ProAssurance Corporation

We have audited the accompanying consolidated balance sheets of ProAssurance Corporation and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of changes in capital, income and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ProAssurance Corporation and subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ProAssurance Corporation’s and subsidiaries' internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young, LLP

Birmingham, Alabama
February 23, 2016

ProAssurance Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share data)

	December 31, 2015	December 31, 2014
Assets
Investments
Fixed maturities, available for sale, at fair value; amortized cost, $2,722,063 and $3,055,477, respectively	$2,760,287	$3,145,027
Equity securities, trading, at fair value; cost, $319,320 and $283,107, respectively	322,353	314,482
Short-term investments	119,236	131,259
Business owned life insurance	57,213	56,381
Investment in unconsolidated subsidiaries	311,908	276,501
Other investments, $30,611 and $28,958 at fair value, respectively, otherwise at cost or amortized cost	79,133	86,057
Total Investments	3,650,130	4,009,707
Cash and cash equivalents	241,100	197,040
Premiums receivable	217,034	202,528
Receivable from reinsurers on paid losses and loss adjustment expenses	9,249	6,494
Receivable from reinsurers on unpaid losses and loss adjustment expenses	249,350	237,966
Prepaid reinsurance premiums	34,050	32,115
Deferred policy acquisition costs	44,388	38,790
Deferred tax asset, net	15,097	—
Real estate, net	38,470	39,799
Intangible assets	92,462	100,733
Goodwill	210,725	210,725
Other assets	106,108	93,263
Total Assets	$4,908,163	$5,169,160

Liabilities and Shareholders’ Equity
Liabilities
Policy liabilities and accruals
Reserve for losses and loss adjustment expenses	$2,005,326	$2,058,266
Unearned premiums	362,066	345,828
Reinsurance premiums payable	30,114	17,451
Total Policy Liabilities	2,397,506	2,421,545
Deferred tax liability, net	—	18,818
Other liabilities	202,303	320,853
Debt	350,000	250,000
Total Liabilities	2,949,809	3,011,216
Shareholders’ Equity
Common shares, par value $0.01 per share, 100,000,000 shares authorized, 62,503,255 and 62,297,214 shares issued, respectively	625	623
Additional paid-in capital	365,399	359,577
Accumulated other comprehensive income (loss), net of deferred tax expense (benefit) of $12,972 and $31,342, respectively	23,855	58,204
Retained earnings	1,988,035	1,991,704
Treasury shares, at cost, 9,402,697 shares and 5,763,388 shares, respectively	(419,560)	(252,164)
Total Shareholders’ Equity	1,958,354	2,157,944
Total Liabilities and Shareholders’ Equity	$4,908,163	$5,169,160
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Consolidated Statements of Changes in Capital
(In thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance at January 1, 2013	$619	$341,780	$145,380	$1,782,857	$(56)	$2,270,580
Common shares reacquired	—	—	—	—	(32,454)	(32,454)
Common shares issued for compensation and effect of shares reissued to stock purchase plan	—	2,940	—	—	1,145	4,085
Share-based compensation	—	9,242	—	—	—	9,242
Net effect of restricted and performance shares issued and stock options exercised	2	(4,068)	—	—	—	(4,066)
Dividends to shareholders	—	—	—	(64,777)	—	(64,777)
Other comprehensive income (loss)	—	—	(85,719)	—	—	(85,719)
Net income	—	—	—	297,523	—	297,523
Balance at December 31, 2013	621	349,894	59,661	2,015,603	(31,365)	2,394,414
Common shares reacquired	—	—	—	—	(222,360)	(222,360)
Common shares issued for compensation and effect of shares reissued to stock purchase plan	—	2,639	—	—	1,561	4,200
Share-based compensation	—	10,056	—	—	—	10,056
Net effect of restricted and performance shares issued and stock options exercised	2	(3,012)	—	—	—	(3,010)
Dividends to shareholders	—	—	—	(220,464)	—	(220,464)
Other comprehensive income (loss)	—	—	(1,457)	—	—	(1,457)
Net income	—	—	—	196,565	—	196,565
Balance at December 31, 2014	623	359,577	58,204	1,991,704	(252,164)	2,157,944
Common shares reacquired	—	—	—	—	(169,793)	(169,793)
Common shares issued for compensation and effect of shares reissued to stock purchase plan	—	1,232	—	—	2,397	3,629
Share-based compensation	—	9,166	—	—	—	9,166
Net effect of restricted and performance shares issued and stock options exercised	2	(4,576)	—	—	—	(4,574)
Dividends to shareholders	—	—	—	(119,866)	—	(119,866)
Other comprehensive income (loss)	—	—	(34,349)	—	—	(34,349)
Net income	—	—	—	116,197	—	116,197
Balance at December 31, 2015	$625	$365,399	$23,855	$1,988,035	$(419,560)	$1,958,354
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Consolidated Statements of Income and Comprehensive Income
(In thousands, except per share data)

	Year Ended December 31
	2015	2014	2013
Revenues
Net premiums earned	$694,149	$699,731	$527,919
Net investment income	108,660	125,557	129,265
Equity in earnings (loss) of unconsolidated subsidiaries	3,682	3,986	7,539
Net realized investment gains (losses):
Other-than-temporary impairment (OTTI) losses	(19,917)	(1,475)	(71)
Portion of OTTI losses recognized in other comprehensive income before taxes	4,572	268	—
Net impairment losses recognized in earnings	(15,345)	(1,207)	(71)
Other net realized investment gains (losses)	(26,294)	15,861	67,975
Total net realized investment gains (losses)	(41,639)	14,654	67,904
Other income	7,227	8,398	7,551

Total revenues	772,079	852,326	740,178

Expenses
Losses and loss adjustment expenses	456,862	379,232	243,015
Reinsurance recoveries	(46,151)	(16,148)	(18,254)
Net losses and loss adjustment expenses	410,711	363,084	224,761
Underwriting, policy acquisition and operating expenses	217,064	211,311	147,817
Segregated portfolio cells dividend expense (income)	853	1,842	—
Interest expense	14,596	14,084	2,755

Total expenses	643,224	590,321	375,333

Gain on acquisition	—	—	32,314

Income before income taxes	128,855	262,005	397,159

Provision for income taxes
Current expense (benefit)	28,652	58,645	74,977
Deferred expense (benefit)	(15,994)	6,795	24,659
Total income tax expense (benefit)	12,658	65,440	99,636

Net income	116,197	196,565	297,523

Other comprehensive income (loss), after tax, net of reclassification adjustments	(34,349)	(1,457)	(85,719)

Comprehensive income	$81,848	$195,108	$211,804

Earnings per share:
Basic	$2.12	$3.32	$4.82
Diluted	$2.11	$3.30	$4.80

Weighted average number of common shares outstanding:
Basic	54,795	59,285	61,761
Diluted	55,017	59,525	62,020

Cash dividends declared per common share	$2.24	$3.86	$1.05
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31
	2015	2014	2013
Operating Activities
Net income	$116,197	$196,565	$297,523
Adjustments to reconcile income to net cash provided by operating activities:
Amortization, net of accretion	28,963	32,638	31,295
Depreciation	7,437	6,956	4,538
Gain on acquisition	—	—	(32,314)
(Increase) decrease in cash surrender value of BOLI	(2,032)	(2,007)	(1,960)
Net realized investment (gains) losses	41,639	(14,654)	(67,904)
Share-based compensation	9,166	10,056	9,242
Deferred income taxes	(15,994)	6,795	24,659
Policy acquisition costs, net amortization (net deferral)	(5,598)	10	(5,820)
Equity in earnings of unconsolidated subsidiaries, excluding income distributions received	(3,650)	29	(7,242)
Other	252	(8,784)	(3,014)
Other changes in assets and liabilities, excluding effect of business combinations:
Premiums receivable	(14,506)	(15,136)	(6,105)
Receivable from reinsurers on paid losses and loss adjustment expenses	(2,755)	3,263	2,601
Receivable from reinsurers on unpaid losses and loss adjustment expenses	(11,384)	27,114	15,625
Prepaid reinsurance premiums	(1,935)	(5,672)	(849)
Other assets	(10,458)	36,924	9,582
Reserve for losses and loss adjustment expenses	(52,940)	(167,747)	(179,677)
Unearned premiums	16,238	10,097	(1,740)
Reinsurance premiums payable	12,663	(26,377)	(13,269)
Other liabilities	657	5,932	(36,569)
Net cash provided (used) by operating activities	111,960	96,002	38,602
Continued on following page.

	Year Ended December 31
	2015	2014	2013
Continued from previous page
Investing Activities
Purchases of:
Fixed maturities, available for sale	$(580,577)	$(645,114)	$(519,161)
Equity securities, trading	(271,608)	(119,865)	(87,604)
Other investments	(33,366)	(25,109)	(34,699)
Funding of qualified affordable housing tax credit limited partnerships	(12,477)	(8,611)	(63,489)
Investment in unconsolidated subsidiaries	(61,444)	(52,295)	(19,228)
Proceeds from sales or maturities of:
Fixed maturities, available for sale	886,886	703,828	970,708
Equity securities, trading	236,476	134,005	123,645
Other investments	33,638	19,942	2,352
Distributions from unconsolidated subsidiaries	28,017	5,428	14,632
Net sales or maturities (purchases) of short-term investments	11,932	140,411	(176,092)
Cash received in (paid in) acquisition	—	35,013	22,780
Deposit made for future acquisition	—	—	(205,244)
Unsettled security transactions, net change	2,339	(2,953)	205
Funds at Lloyd's in support of Syndicate 1729, returned (deposited)	—	8,690	(8,699)
(Increase) decrease in restricted cash	—	78,000	(78,000)
Purchases of capital assets	(9,524)	(2,883)	(5,847)
Other	(2,505)	(1,507)	(4,062)
Net cash provided (used) by investing activities	227,787	266,980	(67,803)
Financing Activities
Proceeds from debt	—	—	250,000
Borrowing under revolving credit agreement	100,000	—	—
Repayment of debt	—	—	(127,183)
Repurchase of common stock	(172,772)	(222,360)	(29,089)
Excess tax benefit from share-based payment arrangements	494	2,702	2,128
Dividends to shareholders	(217,626)	(71,252)	(46,375)
Other	(5,783)	(4,415)	(9,448)
Net cash provided (used) by financing activities	(295,687)	(295,325)	40,033
Increase (decrease) in cash and cash equivalents	44,060	67,657	10,832
Cash and cash equivalents at beginning of period	197,040	129,383	118,551
Cash and cash equivalents at end of period	$241,100	$197,040	$129,383

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for income taxes, net of refunds	$42,784	$22,968	$117,107
Cash paid during the year for interest	$13,996	$13,408	$913

Significant non-cash transactions
Deposit transferred as consideration for acquisition	$—	$205,244	$153,700
Dividends declared and not yet paid	$69,447	$167,744	$18,532
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2015

1. Accounting Policies
Organization and Nature of Business
ProAssurance Corporation (ProAssurance, PRA or the Company), a Delaware corporation, is an insurance holding company primarily for wholly owned specialty property and casualty insurance entities including an entity that is the majority capital provider to Syndicate 1729 at Lloyd's of London. Risks insured are primarily liability risks located within the United States. As described in more detail in Note 15, ProAssurance operates in four reportable segments: Specialty P&C, Workers' Compensation, Lloyd's Syndicate, and Corporate.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of ProAssurance Corporation and its wholly-owned subsidiaries. Investments in entities where ProAssurance holds a greater than minor interest but does not hold a controlling interest are accounted for using the equity method. All significant intercompany accounts and transactions are eliminated in consolidation. ProAssurance subsidiaries located in the U.K. are reported on a quarter delay due to timing issues regarding the availability of information, except there is no delay related to subsidiary investments managed in the U.S. as that information is available on an earlier schedule.
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
Credit Losses
ProAssurance's premium and agency receivables are exposed to credit losses, but to-date have not experienced any significant amount of credit losses. Recorded allowances for credit losses were less than $1.5 million at both December 31, 2015 and 2014. Neither estimated credit losses or actual credit write-offs exceeded $0.6 million during the years ended December 31, 2015 and 2014.
Earned But Unbilled Premiums
Workers’ compensation premiums are determined based upon the payroll of the insured, the applicable premium rates and, where applicable, an experience based modification factor. An audit of the policyholders’ records is conducted after policy expiration to make a final determination of applicable premiums. Audit premium due from or due to a policyholder as a result of an audit is reflected in net premiums earned when billed. ProAssurance tracks, by policy, the amount of additional premium billed in final audit invoices as a percentage of payroll exposure and uses this information to estimate the probable additional amount that it has earned, but not yet billed, as of the balance sheet date. Changes to the EBUB estimate are included in Net premiums earned in the period recognized. As of December 31, 2015 and 2014, ProAssurance carried EBUB of $3.9 million and $3.4 million, respectively, as a part of Premiums receivable.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2015

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
Estimating casualty insurance reserves, and particularly long-tailed insurance reserves, is a complex process. Long-tailed insurance is characterized by the extended period of time between collecting the premium for insuring a risk and the ultimate payment of losses. For a high proportion of the risks insured or reinsured by ProAssurance the period of time required to resolve a claim is often five years or more, and claims may be subject to litigation. Estimating losses for these long-tailed claims requires ProAssurance to make and revise judgments and assessments regarding multiple uncertainties over an extended period of time. As a result, reserve estimates may vary significantly from the eventual outcome. Reserve estimates and the assumptions on which these estimates are predicated are regularly reviewed and updated as new information becomes available. Any adjustments necessary are reflected in then current operations. Due to the size of ProAssurance’s reserve for losses, even a small percentage adjustment to these estimates could have a material effect on earnings in the period in which the adjustment is made, as was the case in 2015, 2014 and 2013.
The effect of adjustments made to reinsured losses is mitigated by the corresponding adjustment that is made to reinsurance recoveries. Thus, in any given year, ProAssurance may make significant adjustments to gross losses that have little effect on its net losses.
Reinsurance Receivables
ProAssurance enters into reinsurance agreements whereby other insurance entities agree to assume a portion of the risk associated with certain policies issued by ProAssurance. In return, ProAssurance agrees to pay a premium to the reinsurer. ProAssurance uses reinsurance to provide capacity to write larger limits of liability, to provide reimbursement for losses incurred under the higher limit coverages we offer, to provide protection against losses in excess of policy limits, and as a mechanism for providing custom insurance solutions.
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

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2015

Investments
Fair Values
Fair values of investment securities are primarily provided by independent pricing services. The pricing services provide an exchange traded price, if available, or provide an estimated price determined using multiple observable inputs, including exchange traded prices for similar assets. Management reviews valuations of securities obtained from the pricing services for accuracy based upon the specifics of the security, including class, maturity, credit rating, durations, collateral, and comparable markets for similar securities. Multiple observable inputs are not available for certain of our investments, including municipal bonds and corporate debt not actively traded, and investments in LPs/LLCs. Management values these municipal bonds and corporate debt either using a single non-binding broker quote or pricing models that utilize market based assumptions that have limited observable inputs. Management values certain investments in LPs/LLCs based on the NAV of the interest held, as provided by the fund.
Fixed Maturities and Equity Securities
Fixed maturities and equity securities are considered as either available-for-sale or trading securities.
Available-for-sale securities are carried at fair value, determined as described above. Exclusive of OTTI losses, discussed in a separate section that follows, unrealized gains and losses on available-for-sale securities are included, net of related tax effects, in Shareholders’ Equity as a component of AOCI.
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
Short-term Investments
Short-term investments, which have a maturity at purchase of one year or less, are primarily comprised of investments in U.S. Treasury obligations, commercial paper and money market funds. All balances are reported at amortized cost, which approximates fair value.
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
December 31, 2015

Realized Gains and Losses
Realized investment gains and losses are recognized on the specific identification basis.
Other-than-temporary Impairments
ProAssurance evaluates its available-for-sale investment securities, which at December 31, 2015 and 2014 consisted entirely of fixed maturity securities, on at least a quarterly basis for the purpose of determining whether declines in fair value below recorded cost basis represent other-than-temporary impairment. We consider an OTTI to have occurred:

•	if there is intent to sell the security

•	if it is more likely than not that the security will be required to be sold before full recovery of its amortized cost basis

•	if the entire amortized basis of the security is not expected to be recovered.
The assessment of whether the amortized cost basis of a security, particularly an asset-backed debt security, is expected to be recovered requires management to make assumptions regarding various matters affecting future cash flows. The choice of assumptions is subjective and requires the use of judgment; actual credit losses experienced in future periods may differ from management’s estimates of those credit losses. Methodologies used to estimate the present value of expected cash flows are:

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

•
For structured securities (primarily asset-backed securities), ProAssurance estimates the present value of the security’s cash flows using the effective yield of the security at the date of acquisition (or the most recent implied rate used to accrete the security if the implied rate has changed as a result of a previous impairment or changes in expected cash flows). ProAssurance considers the most recently available six-month averages of the levels of delinquencies, defaults, severities, and prepayments for the collateral (loans) underlying the securitization or, if historical data is not available, sector based assumptions, to estimate expected future cash flows of these securities.

Exclusive of securities where there is an intent to sell or where it is not more likely than not that the security will be required to be sold before recovery of its amortized cost basis, OTTI for debt securities is separated into a credit component and a non-credit component. The credit component of an OTTI is the difference between the security’s amortized cost basis and the present value of its expected future cash flows, while the non-credit component is the remaining difference between the security’s fair value and the present value of expected future cash flows. The credit component of the OTTI is recognized in earnings while the non-credit component is recognized in OCI.
Investments in tax credit partnerships are evaluated for OTTI by considering both qualitative and quantitative factors which include: whether the current expected cash flows from the investment, primarily tax benefits, are less than those expected at the time the investment was acquired, and ProAssurance's ability and intent to hold the investment until the recovery of its carrying value.
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
ProAssurance recognizes OTTI, exclusive of non-credit OTTI, in earnings as a part of net realized investment gains (losses). In subsequent periods, any measurement of gain, loss or impairment is based on the revised amortized basis of the security. Non-credit OTTI on debt securities and declines in fair value of available-for-sale securities not considered to be other-than-temporary are recognized in OCI.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2015

Asset-backed debt securities that have been impaired due to credit or are below investment grade quality are accounted for under the effective yield method. Under the effective yield method estimates of cash flows expected over the life of asset-backed securities are then used to recognize income on the investment balance for subsequent accounting periods.
Foreign Currency
The functional currency of all ProAssurance foreign subsidiaries is the U.S. Dollar.
Cash and Cash Equivalents
For purposes of the consolidated balance sheets and statements of cash flows, ProAssurance considers all demand deposits and overnight investments to be cash equivalents.
Restricted Cash
Restricted cash represents cash balances which are not available for immediate or general use. Restricted cash activity in 2014 and 2013 related entirely to a collateral deposit which supported our Lloyd's Syndicate segment.
Deferred Policy Acquisition Costs; Ceding Commission Income
Costs that vary with and are directly related to the successful production of new and renewal premiums (primarily premium taxes, commissions and underwriting salaries) are deferred to the extent they are recoverable against unearned premiums and are amortized as related premiums are earned. Unearned ceding commission income is reported as an offset to DPAC. Ceding commission earned is reported as an offset to DPAC amortization.
Income Taxes/Deferred Taxes
ProAssurance files a consolidated federal income tax return. Tax-related interest and penalties are recognized as components of tax expense.
ProAssurance evaluates tax positions taken on tax returns and recognizes positions in the financial statements when it is more likely than not that the position will be sustained upon resolution with a taxing authority. If recognized, the benefit is measured as the largest amount of benefit that has a greater than fifty percent probability of being realized. Uncertain tax positions are reviewed each period by considering changes in facts and circumstances, such as changes in tax law, interactions with taxing authorities and developments in case law, and adjustments would be made if considered necessary. No such adjustments were made during the years ended December 31, 2015, 2014 or 2013. Adjustments to unrecognized tax benefits may affect income tax expense and the settlement of uncertain tax positions may require the use of cash.
Deferred federal income taxes arise from the recognition of temporary differences between the basis of assets and liabilities determined for financial reporting purposes and the basis determined for income tax purposes. ProAssurance’s temporary differences principally relate to loss reserves, unearned premium, compensation accruals, intangibles, DPAC, unrealized investment gains (losses), and basis differentials in fixed assets and investments. Deferred tax assets and liabilities are measured using the enacted tax rates expected to be in effect when such benefits are realized. ProAssurance reviews its deferred tax assets quarterly for impairment. If management determines that it is more likely than not that some or all of a deferred tax asset will not be realized, a valuation allowance is recorded to reduce the carrying value of the asset. In assessing the need for a valuation allowance, management is required to make certain judgments and assumptions about the future operations of ProAssurance based on historical experience and information as of the measurement date regarding reversal of existing temporary differences, carryback capacity, future taxable income, including its capital and operating characteristics, and tax planning strategies.
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

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2015

Real estate accumulated depreciation was approximately $24.2 million and $23.0 million at December 31, 2015 and 2014, respectively. Real estate depreciation expense for each of the years ended December 31, 2015, 2014 and 2013 was $1.5 million.
Intangible Assets
Intangible assets with definite lives, primarily consist of agency and policyholder relationships, are amortized over the estimated useful life of the asset; those with indefinite lives, primarily state licenses, are not amortized. All intangible assets are evaluated for impairment on an annual basis. The following table provides additional information regarding ProAssurance's intangible assets.

	Gross Carrying Value		Accumulated Amortization		Amortization Expense
	December 31		December 31		Year Ended December 31
(In millions)	2015	2014	2015	2014	2015	2014	2013
Intangible Assets
Non-amortizable	$25.8	$25.8
Amortizable	94.0	96.2	$27.3	$21.2	$8.3	$10.3	$5.3
Total Intangible Assets	$119.8	$122.0
Aggregate amortization expense for intangible assets is estimated to be $8.1 million for the year ended December 31, 2016 and $5.6 million for each of the years ended December 31, 2017, 2018, 2019 and 2020.
Goodwill
Goodwill is recognized in conjunction with acquisitions as the excess of the purchase consideration for the acquisition over the fair value of identifiable assets acquired and liabilities assumed. The fair value of identifiable assets and liabilities, and thus goodwill, is subject to redetermination within a measurement period of up to one year following completion of an acquisition.
ProAssurance evaluates the carrying value of goodwill at the reporting unit level annually as of October 1st. For ProAssurance, reporting units are consistent with the reportable segments identified in Note 15. If, at any time during the year, events occur or circumstances change that would more likely than not reduce the fair value below the carrying value, an additional evaluation of goodwill is made.
ProAssurance is permitted to conduct a qualitative assessment to determine whether it is necessary to perform a two-step quantitative goodwill impairment test but periodically elects to perform a quantitative impairment assessment. A quantitative goodwill impairment test for both the Specialty P&C and Workers' Compensation units was performed as of October 1, 2015.
In the first step of the quantitative impairment test, the fair value of each reporting unit is compared to its carrying amount. In the 2015 evaluation, Management determined the fair value of each ProAssurance reporting unit using an equal weighting of fair values derived from the income approach and the market approach. Under the income approach, Management estimated the fair value of a reporting unit based on the present value of estimated future cash flows. Cash flow projections were based on Management's estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rate used was based on the weighted average cost of capital adjusted for the relevant risk associated with business specific characteristics and the uncertainty related to the reporting unit's ability to execute on the projected cash flows. Under the market approach, Management estimated the fair value based on market multiples of revenue and earnings derived from comparable publicly traded companies with operating and investment characteristics similar to the reporting unit. Management weighted the fair values derived from the market approach depending on the level of comparability of these publicly traded companies to the reporting unit.
Estimating the fair value of a reporting unit is judgmental in nature and involved the use of significant estimates and assumptions by Management. These estimates and assumptions included revenue growth rates and operating margins used to calculate projected future cash flows, risk adjusted discount rates, future economic and market conditions and the determination of appropriate comparable publicly traded companies. In addition, Management made certain judgments and assumptions in allocating shared assets and liabilities to individual reporting units to determine the carrying amount of each reporting unit.
If the fair value of a reporting unit exceeds the carrying amount of the net assets assigned to that reporting unit, goodwill is not impaired and no further testing is required. If the fair value of the reporting unit is less than its carrying amount, then the second step of the goodwill impairment test is performed which measures the amount of impairment loss, if any. In the second

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2015

step, the reporting unit's assets, including any unrecognized intangible assets, liabilities and non-controlling interests are measured at fair value in a hypothetical analysis to calculate the implied fair value of goodwill for the reporting unit in the same manner as if the reporting unit was being acquired in a business combination. If the implied fair value of the reporting unit's goodwill is less than its carrying amount, the difference is recorded as an impairment loss.
As of October 1, 2015, the most recent evaluation date, Management concluded that the fair value of each ProAssurance reporting unit exceeded the carrying value of the reporting unit, and deemed it unnecessary to perform further testing for impairment.
Other Liabilities
Other liabilities at December 31, 2015 and 2014 consisted of the following:

(In millions)	2015	2014
SPC dividends payable	$16.7	$15.8
Liability for unpaid dividends	69.4	167.7
Remaining other liabilities	116.2	137.4
Total Other liabilities	$202.3	$320.9
SPC dividends payable are the cumulative undistributed earnings contractually payable to the external preferred shareholders of SPCs operated by ProAssurance's Cayman Islands subsidiary, Eastern Re.
Unpaid dividends represents common stock dividends declared by ProAssurance's Board of Directors that had not yet been paid. Unpaid dividends at both December 31, 2015 and 2014 included a special dividend declared in the fourth quarter period that was paid in January of the following year.
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
Subsequent Events
ProAssurance evaluates events that occurred subsequent to December 31, 2015, for recognition or disclosure in its Consolidated Financial Statements.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2015

Accounting Changes Adopted
Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity
Effective for fiscal years beginning after December 15, 2014, the FASB issued guidance which changes the requirements for reporting discontinued operations. Under the new guidance, reporting entities are required to report disposals of business components only if the disposal represents a strategic shift in the entity’s operations that will have a major effect on the entity’s operations and financial results. The new guidance expands disclosure requirements for reported discontinued operations and requires disclosure of pre-tax profit or loss attributable to significant disposals that are not reported as discontinued operations. ProAssurance adopted the guidance effective January 1, 2015. Adoption of the guidance had no effect on ProAssurance’s results of operations or financial position.
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
December 31, 2015

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

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2015

Recognition and Measurement of Financial Assets and Financial Liabilities
Effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, the FASB issued guidance that requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. The new guidance also specifies that an entity use the exit price notion when measuring the fair value of financial instruments for disclosure purposes and present financial assets and liabilities by measurement category and form of financial asset. Other provisions of the new guidance include: revised disclosure requirements related to the presentation in comprehensive income of changes in the fair value of liabilities; elimination, for public companies, of disclosure requirements relative to the method(s) and significant assumptions underlying fair values disclosed for financial instruments measured at amortized cost; and simplified impairment assessments for equity investments without readily determinable fair values. ProAssurance plans to adopt the guidance beginning January 1, 2018. Adoption of the guidance is not expected to have a material effect on ProAssurance’s results of operations or financial position.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2015

2. Business Combinations
All entities acquired in 2014 and 2013 were accounted for in accordance with GAAP relating to Business Combinations. No entities were acquired during 2015.
On January 1, 2014, ProAssurance completed the acquisition of Eastern by purchasing 100% of its outstanding common shares for cash of $205 million. Eastern is based in Lancaster, Pennsylvania and specializes in workers' compensation insurance and reinsurance products and services, including alternative market solutions. ProAssurance incurred a nominal amount of expenses related to the purchase during the year ended December 31, 2015 and approximately $2.2 million and $0.9 million during the years ended December 31, 2014 and 2013, respectively. These expenses were included as a part of operating expenses in the periods incurred.
On January 1, 2013, ProAssurance completed the acquisition of Medmarc Mutual Insurance Company, now Medmarc Casualty Insurance Company (Medmarc), through a sponsored demutualization. Medmarc is based in Chantilly, Virginia and provides medical technology liability insurance for medical technology and life sciences companies and also provides legal professional liability insurance. ProAssurance acquired Medmarc for cash of $153.7 million, including the funding of future policy credits for eligible members of $7.5 million. ProAssurance incurred expenses related to the purchase of approximately $2.6 million during the year ended December 31, 2013. These expenses were included as a part of 2013 operating expenses.
For the Medmarc acquisition, the purchase consideration was less than the estimated fair value of the net assets acquired resulting in a gain on the acquisition of $32.3 million. ProAssurance believes it was able to acquire Medmarc for less than the fair value of its net assets due to Medmarc's declining premium base and its small capital position relative to other insurers in the medical technology and life sciences products liability market.
The following table provides Pro Forma Consolidated Results for the years ended December 31, 2014 and 2013 as if the Eastern transaction had occurred on January 1, 2013. ProAssurance Actual Consolidated Results have been adjusted by the following, including tax effects, to reflect the Pro Forma Consolidated Results below. Medmarc actual results are included in ProAssurance consolidated results for 2014 and 2013; accordingly, the Pro Forma Consolidated Results below do not include any adjustments associated with the Medmarc acquisition.

•
For the year ended December 31, 2013, ProAssurance 2013 Actual Consolidated Results, which did not include Eastern, have been adjusted to include Eastern's 2013 operating results. ProAssurance Actual Consolidated Results for the year ended December 31, 2014 included Eastern's operating results (Revenue of $202.2 million and Net income of $9.1 million).

•
Certain costs included in ProAssurance Actual Consolidated Results for the year ended December 31, 2014 have been reported in the Pro Forma Consolidated Results as if the costs had been incurred for the year ended December 31, 2013. Such costs include direct transaction costs and certain compensation costs directly related to the integration of Eastern operations. There was a nominal amount of compensation costs related to the acquisition of Eastern in 2015.

•
Net income for the year ended December 31, 2013 was reduced to reflect the net effect from amortization of intangible assets and debt security premiums and accretion of discounts recorded as a part of the Eastern purchase price allocation. No such adjustments were necessary for the period ended December 31, 2014 as actual results already include amortization and accretion associated with the Eastern transaction.

	Year Ended December 31, 2014			Year Ended December 31, 2013
(In thousands)	ProAssurance Pro Forma Consolidated Results		ProAssurance Actual Consolidated Results	ProAssurance Pro Forma Consolidated Results		ProAssurance Actual Consolidated Results
Revenue	$852,326		$852,326	$926,873		$740,178
Net income	$197,527	*	$196,565	$297,149	*	$297,523
* Includes adjustments related to Eastern of $1.0 million in 2014 and $0.4 million in 2013.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2015

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

Fair values of assets measured at fair value on a recurring basis as of December 31, 2015 and December 31, 2014 are shown in the following tables. Where applicable, the tables also indicate the fair value hierarchy of the valuation techniques utilized to determine those fair values. For some assets, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. When this is the case, the asset is categorized based on the level of the most significant input to the fair value measurement. Assessments of the significance of a particular input to the fair value measurement require judgment and consideration of factors specific to the assets being valued.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2015

	December 31, 2015
	Fair Value Measurements Using			Total
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Fixed maturities, available for sale
U.S. Treasury obligations	$—	$123,892	$—	$123,892
U.S. Government-sponsored enterprise obligations	—	26,334	—	26,334
State and municipal bonds	—	940,635	—	940,635
Corporate debt, multiple observable inputs	2,362	1,274,824	—	1,277,186
Corporate debt, limited observable inputs	—	—	14,500	14,500
Residential mortgage-backed securities	—	238,387	—	238,387
Agency commercial mortgage-backed securities	—	10,999	—	10,999
Other commercial mortgage-backed securities	—	30,134	—	30,134
Other asset-backed securities	—	97,463	757	98,220
Equity securities
Financial	67,764	—	—	67,764
Utilities/Energy	41,050	—	—	41,050
Consumer oriented	56,470	—	—	56,470
Industrial	48,305	—	—	48,305
Bond funds	76,316	—	—	76,316
All other	18,239	14,209	—	32,448
Short-term investments	86,271	32,965	—	119,236
Other investments	3,478	27,133	—	30,611
Total assets categorized within the fair value hierarchy	$400,255	$2,816,975	$15,257	3,232,487
LP/LLC interests carried at NAV which approximates fair value. These interests, reported as a part of Investment in unconsolidated subsidiaries, are not categorized within the fair value hierarchy.				162,624
Total assets at fair value				$3,395,111

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2015

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
December 31, 2015

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
 Other investments consisted primarily of convertible bonds valued using a pricing model that incorporated selected dealer quotes as well as current market data regarding equity prices and risk free rates. If dealer quotes were unavailable for the security being valued, quotes for securities with similar terms and credit status were used in the pricing model. Dealer quotes selected for use were those considered most accurate based on parameters such as underwriter status and historical reliability.
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

•
ProAssurance Level 3 securities are primarily NRSRO rated debt instruments for which comparable market inputs are commonly available for evaluating the securities in question. Valuation of these debt instruments is not overly sensitive to changes in the unobservable inputs used.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2015

Level 3 Valuation Methodologies
State and municipal bonds consisted of auction rate municipal bonds valued internally using either published quotes for similar securities or values produced by discounted cash flow models using yields currently available on fixed rate securities with a similar term and collateral, adjusted to consider the effect of a floating rate and a premium for illiquidity.
Corporate debt with limited observable inputs consisted of corporate bonds valued using dealer quotes for similar securities or discounted cash flow models using yields currently available for similar securities. Similar securities are defined as securities of comparable credit quality that have like terms and payment features. Assessments of credit quality were based on NRSRO ratings, if available, or were subjectively determined by Management if not available. At December 31, 2015, 83% of the securities were rated; the average rating was A-. At December 31, 2014, 80% of the securities were rated; the average rating was A-.
Other asset-backed securities consisted of securitizations of receivables valued using dealer quotes for similar securities or discounted cash flow models using yields currently available for similar securities.
Quantitative Information Regarding Level 3 Valuations

	Fair Value at
(In millions)	December 31, 2015	December 31, 2014	Valuation Technique	Unobservable Input	Range (Weighted Average)
Assets:
State and municipal bonds	$—	$5.0	Market Comparable Securities	Comparability Adjustment	0% - 10% (5%)
			Discounted Cash Flows	Comparability Adjustment	0% - 10% (5%)
Corporate debt with limited observable inputs	$14.5	$13.1	Market Comparable Securities	Comparability Adjustment	0% - 5% (2.5%)
			Discounted Cash Flows	Comparability Adjustment	0% - 5% (2.5%)
Other asset-backed securities	$0.8	$4.8	Market Comparable Securities	Comparability Adjustment	0% - 5% (2.5%)
			Discounted Cash Flows	Comparability Adjustment	0% - 5% (2.5%)
The significant unobservable inputs used in the fair value measurement of the above listed securities were the valuations of comparable securities with similar issuers, credit quality and maturity. Changes in the availability of comparable securities could result in changes in the fair value measurements.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2015

Fair Value Measurements - Level 3 Assets
The following tables (the Level 3 Tables) present summary information regarding changes in the fair value of assets measured at fair value using Level 3 inputs.

	December 31, 2015
	Level 3 Fair Value Measurements – Assets
(In thousands)	U.S. Government-sponsored Enterprise Obligations	State and Municipal Bonds	Corporate Debt	Asset-backed Securities	Equity Securities and Other Investments	Total
Balance December 31, 2014	$—	$5,025	$13,081	$4,769	$—	$22,875
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Net investment income	—	—	18	—	—	18
Equity in earnings of unconsolidated subsidiaries	—	—	—	—	(83)	(83)
Net realized investment gains (losses)	—	—	(363)	(11)	(156)	(530)
Included in other comprehensive income	—	(459)	73	(7)	—	(393)
Purchases	—	—	1,996	1,500	1,700	5,196
Sales	—	—	(1,896)	(4,000)	—	(5,896)
Transfers in	—	—	6,640	—	—	6,640
Transfers out	—	(4,566)	(5,049)	(1,494)	(1,461)	(12,570)
Balance December 31, 2015	$—	$—	$14,500	$757	$—	$15,257
Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets held at period-end	$—	$—	$—	$—	$—	$—

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2015

	December 31, 2014
	Level 3 Fair Value Measurements – Assets
(In thousands)	U.S. Government-sponsored Enterprise Obligations	State and Municipal Bonds	Corporate Debt	Asset-backed Securities	Equity Securities and Other Investments	Total
Balance December 31, 2013	$—	$7,338	$14,176	$6,814	$—	$28,328
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Net investment income	—	(14)	65	—	—	51
Equity in earnings of unconsolidated subsidiaries	—	—	—	—	—	—
Net realized investment gains (losses)	—	(95)	3	—	—	(92)
Included in other comprehensive income	1	(29)	688	59	—	719
Purchases	1,000	1,861	2,000	3,340	—	8,201
Sales	—	(1,731)	(1,826)	(61)	—	(3,618)
Transfers in	—	2,119	—	305	—	2,424
Transfers out	(1,001)	(4,424)	(2,025)	(5,688)	—	(13,138)
Balance December 31, 2014	$—	$5,025	$13,081	$4,769	$—	$22,875
Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets held at period-end	$—	$—	$—	$—	$—	$—

Transfers
There were no transfers between the Level 1 and Level 2 categories during 2015 or 2014.
Transfers shown in the preceding Level 3 tables were as of the end of the quarter in which the transfer occurred. All transfers were to or from Level 2.
All transfers during 2015 and 2014 related to securities held for which the level of market activity for identical or nearly identical securities varies from period to period. The securities were valued using multiple observable inputs when those inputs were available; otherwise the securities were valued using limited observable inputs.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2015

Fair Values Not Categorized
Investments in unconsolidated subsidiaries at both December 31, 2015 and December 31, 2014 included interests in investment fund LPs/LLCs that measure fund assets at fair value on a recurring basis and that provide a NAV for the interest. The carrying value of these interests is based on the NAV provided, and was considered to approximate the fair value of the interests. In accordance with GAAP, the fair value of these investments was not classified within the fair value hierarchy. Additional information regarding these investments is as follows:

	Unfunded Commitments	Fair Value
(In thousands)	December 31, 2015	December 31, 2015	December 31, 2014
Investments in LPs/LLCs:
Private debt funds (1)	$14,267	$50,268	$37,296
Long equity fund (2)	None	6,407	6,747
Long/short equity funds (3)	None	28,030	25,301
Non-public equity funds (4)	$48,381	65,722	51,811
Multi-strategy fund of funds (5)	None	8,252	8,271
Structured credit fund (6)	None	3,945	3,824
		$162,624	$133,250

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

(5)
This fund is an LLC structured to build and manage low volatility, multi-manager portfolios that have little or no correlation to the broader fixed income and equity security markets. Redemptions are not permitted but offers to repurchase units of the LLC may be extended periodically.

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
Notes to Consolidated Financial Statements
December 31, 2015

Financial Instruments - Methodologies Other Than Fair Value
The following table provides the estimated fair value of our financial instruments that, in accordance with GAAP for the type of investment, are measured using a methodology other than fair value. All fair values provided fall within the Level 3 fair value category.

	December 31, 2015		December 31, 2014
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
BOLI	$57,213	$57,213	$56,381	$56,381
Other investments	48,522	51,646	57,099	57,994
Other assets	24,215	24,193	22,440	22,399

Financial liabilities:
Senior notes due 2023	$250,000	$261,308	$250,000	$276,503
Revolving credit agreement	100,000	100,000	—	—
Other liabilities	14,897	14,893	14,656	14,645
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
Other assets and Other liabilities primarily consisted of related investment assets and liabilities associated with funded deferred compensation agreements. Fair values of the funded deferred compensation assets and liabilities were based on the NAVs provided by the underlying funds. Other assets also included a secured note receivable and an unsecured receivable under a revolving credit agreement. Fair value of these receivables was based on the present value of expected cash flows from the receivables, discounted at market rates on the valuation date for receivables with similar credit standings and similar payment structures. Other liabilities also included contractual liabilities related to prior business combinations. The fair values of the business combination liabilities were based on the present value of the expected future cash outflows, discounted at ProAssurance’s assumed incremental borrowing rate on the valuation date for unsecured liabilities with similar repayment structures.
The fair value of the long-term debt was estimated based on the present value of expected future cash outflows, discounted at rates available on the valuation date for similar debt issued by entities with a similar credit standing to ProAssurance.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2015

4. Investments
Available-for-sale securities at December 31, 2015 and December 31, 2014 included the following:

	December 31, 2015
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities
U.S. Treasury obligations	$122,855	$1,696	$659	$123,892
U.S. Government-sponsored enterprise obligations	25,456	927	49	26,334
State and municipal bonds	904,719	36,739	823	940,635
Corporate debt	1,296,128	24,720	29,162	1,291,686
Residential mortgage-backed securities	233,659	6,039	1,311	238,387
Agency commercial mortgage-backed securities	10,851	174	26	10,999
Other commercial mortgage-backed securities	29,983	354	203	30,134
Other asset-backed securities	98,412	54	246	98,220
	$2,722,063	$70,703	$32,479	$2,760,287

	December 31, 2014
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities
U.S. Treasury obligations	$163,714	$3,785	$987	$166,512
U.S. Government-sponsored enterprise obligations	38,022	1,641	100	39,563
State and municipal bonds	1,015,555	47,395	335	1,062,615
Corporate debt	1,389,970	44,234	17,103	1,417,101
Residential mortgage-backed securities	266,306	10,198	448	276,056
Agency commercial mortgage-backed securities	15,344	208	59	15,493
Other commercial mortgage-backed securities	50,025	1,137	99	51,063
Other asset-backed securities	116,541	288	205	116,624
	$3,055,477	$108,886	$19,336	$3,145,027

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2015

The recorded cost basis and estimated fair value of available-for-sale fixed maturities at December 31, 2015, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total Fair Value
Fixed maturities, available for sale
U.S. Treasury obligations	$122,855	$10,703	$94,067	$15,923	$3,199	$123,892
U.S. Government-sponsored enterprise obligations	25,456	2,290	16,593	7,312	139	26,334
State and municipal bonds	904,719	48,752	332,489	428,872	130,522	940,635
Corporate debt	1,296,128	104,746	698,148	455,849	32,943	1,291,686
Residential mortgage-backed securities	233,659					238,387
Agency commercial mortgage-backed securities	10,851					10,999
Other commercial mortgage-backed securities	29,983					30,134
Other asset-backed securities	98,412					98,220
	$2,722,063					$2,760,287
Excluding obligations of the U.S. Government or U.S. Government-sponsored enterprises, no investment in any entity or its affiliates exceeded 10% of Shareholders’ equity at December 31, 2015.
Cash and securities with a carrying value of $48.8 million at December 31, 2015 were on deposit with various state insurance departments to meet regulatory requirements. ProAssurance also held securities with a carrying value of $125.6 million at December 31, 2015 that are pledged as collateral security for advances under the Revolving Credit Agreement (see Note 10 for additional detail on the Revolving Credit Agreement).
As a member of Lloyd's and a capital provider to Syndicate 1729, ProAssurance is required to maintain capital at Lloyd's, referred to as FAL. ProAssurance investments at December 31, 2015 included fixed maturities with a fair value of $95.4 million and short term investments with a fair value of approximately $0.4 million on deposit with Lloyd's in order to satisfy these FAL requirements.
BOLI
ProAssurance holds BOLI policies that are carried at the current cash surrender value of the policies (original cost $33 million). The primary purpose of the program is to offset future employee benefit expenses through earnings on the cash value of the policies. ProAssurance is the owner and principal beneficiary of these policies.
Other Investments
Other investments at December 31, 2015 and December 31, 2014 were comprised as follows:

(In thousands)	December 31, 2015	December 31, 2014
Investments in LPs/LLCs, at cost	$44,958	$53,258
Convertible securities, at fair value	30,611	28,958
Other, principally FHLB capital stock, at cost	3,564	3,841
	$79,133	$86,057
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

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2015

Unconsolidated Subsidiaries
ProAssurance holds investments in unconsolidated subsidiaries, accounted for under the equity method. The investments include the following:

	December 31, 2015	Carrying Value
(In thousands)	Percentage Ownership	December 31, 2015	December 31, 2014
Investment in LPs/LLCs:
Qualified affordable housing tax credit partnerships	See below	$121,550	$133,143
Other tax credit partnerships	See below	8,362	—
All other LPs/LLCs	See below	181,996	143,358
		$311,908	$276,501
Qualified affordable housing tax credit partnership interests held by ProAssurance generate investment returns by providing tax benefits to fund investors in the form of tax credits and project operating losses. The carrying value of these investments reflects ProAssurance's total commitments (both funded and unfunded) to the partnerships. ProAssurance's ownership percentage relative to two of the tax credit partnership interests is almost 100%; these interests had a carrying value of $53.4 million at December 31, 2015. ProAssurance's ownership percentage relative to the remaining tax credit partnership interests is less than 20%; these interests had a carrying value of $68.1 million at December 31, 2015. ProAssurance does not have the ability to exert control over the partnerships; all are accounted for using the equity method.
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
As discussed in additional detail in Note 3, ProAssurance holds interests in certain LPs/LLCs that are investment funds which measure fund assets at fair value on a recurring basis and the fund managers provide a NAV for the interest. The carrying value of these interests is based on the NAV provided, and is considered to approximate the fair value of the interests; such interests totaled $162.6 million at December 31, 2015 and $133.3 million at December 31, 2014. ProAssurance also holds interests in other LPs/LLCs which are not considered to be investment funds; such interests totaled $19.4 million at December 31, 2015 and $10.1 million at December 31, 2014. ProAssurance's ownership percentage relative to two of the LPs/LLCs is greater than 25%, which is expected to be reduced as the funds mature and other investors participate in the fund; these investments had a carrying value of $8.3 million at December 31, 2015. ProAssurance's ownership percentage relative to the remaining LPs/LLCs is less than 25%; these interests had a carrying value of $173.7 million at December 31, 2015. ProAssurance does not have the ability to exert control over any of these funds.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2015

Investments Held in a Loss Position
The following tables provide summarized information with respect to investments held in an unrealized loss position at December 31, 2015 and December 31, 2014, including the length of time the investment had been held in a continuous unrealized loss position.

	December 31, 2015
	Total		Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Loss	Value	Loss	Value	Loss
Fixed maturities, available for sale
U.S. Treasury obligations	$66,685	$658	$61,869	$591	$4,816	$67
U.S. Government-sponsored enterprise obligations	6,819	49	6,819	49	—	—
State and municipal bonds	46,193	823	36,822	703	9,371	120
Corporate debt	622,991	29,162	555,097	15,691	67,894	13,471
Residential mortgage-backed securities	87,567	1,311	78,961	1,095	8,606	216
Agency commercial mortgage-backed securities	409	26	—	—	409	26
Other commercial mortgage-backed securities	15,960	203	12,635	170	3,325	33
Other asset-backed securities	79,637	247	74,150	237	5,487	10
	$926,261	$32,479	$826,353	$18,536	$99,908	$13,943

	December 31, 2014
	Total		Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Loss	Value	Loss	Value	Loss
Fixed maturities, available for sale
U.S. Treasury obligations	$61,209	$987	$46,869	$617	$14,340	$370
U.S. Government-sponsored enterprise obligations	6,268	100	2,775	44	3,493	56
State and municipal bonds	39,831	335	18,910	84	20,921	251
Corporate debt	423,107	17,103	326,804	13,236	96,303	3,867
Residential mortgage-backed securities	45,006	448	14,406	31	30,600	417
Agency commercial mortgage-backed securities	4,783	59	70	—	4,713	59
Other commercial mortgage-backed securities	13,860	99	7,005	28	6,855	71
Other asset-backed securities	62,577	205	59,176	109	3,401	96
	$656,641	$19,336	$476,015	$14,149	$180,626	$5,187
Other investments
Investments in LPs/LLCs carried at cost	$23,683	$3,948	$22,265	$3,711	$1,418	$237
As of December 31, 2015, excluding U.S. Government backed securities, there were 773 debt securities (28.8% of all available-for-sale fixed maturity securities held) in an unrealized loss position representing 506 issuers. The greatest and second greatest unrealized loss position among those securities were approximately $1.4 million and $1.3 million, respectively. The securities were evaluated for impairment as of December 31, 2015.
As of December 31, 2014, excluding U.S. Government backed securities, there were 588 debt securities (20.5% of all available-for-sale fixed maturity securities held) in an unrealized loss position representing 434 issuers. The greatest and the

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2015

second greatest unrealized loss position among those securities approximated $1.7 million and $0.7 million, respectively. The securities were evaluated for impairment as of December 31, 2014.
Each quarter, ProAssurance performs a detailed analysis for the purpose of assessing whether any of the securities it holds in an unrealized loss position have suffered an OTTI impairment in value. A detailed discussion of the factors considered in the assessment is included in Note 1.
Fixed maturity securities held in an unrealized loss position at December 31, 2015, excluding asset-backed securities, have paid all scheduled contractual payments and are expected to continue doing so. Expected future cash flows of asset-backed securities held in an unrealized loss position were estimated as part of the December 31, 2015 impairment evaluation using the most recently available six-month historical performance data for the collateral (loans) underlying the security or, if historical data was not available, sector based assumptions, and equaled or exceeded the current amortized cost basis of the security.
Net Investment Income
Net investment income by investment category was as follows:

	Year Ended December 31
(In thousands)	2015	2014	2013
Fixed maturities	$97,348	$111,895	$122,065
Equities	13,317	10,817	9,454
Short-term and Other investments	2,049	8,833	2,584
BOLI	2,053	2,006	1,960
Investment fees and expenses	(6,107)	(7,994)	(6,798)
Net investment income	$108,660	$125,557	$129,265
Equity in Earnings (Loss) from Unconsolidated Subsidiaries
Equity in earnings (loss) from unconsolidated subsidiaries included losses from qualified affordable housing project tax credit investments of $10.1 million, $10.7 million and $10.1 million for the years ended December 31, 2015, 2014 and 2013, respectively. The losses recorded reflect ProAssurance's allocable portion of partnership operating losses. ProAssurance recognized tax credits related to these qualified affordable housing investments that totaled $18.4 million, $17.9 million and $17.9 million for the years ended December 31, 2015, 2014 and 2013, respectively. Tax credits recognized reduced income tax expense in the respective periods.
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
December 31, 2015

Net Realized Investment Gains (Losses)
Realized investment gains and losses are recognized on the specific identification basis. The following table provides detailed information regarding net realized investment gains (losses):

	Year Ended December 31
(In thousands)	2015	2014	2013
Total OTTI losses:
State and municipal bonds	$—	$(50)	$(71)
Corporate debt	(11,781)	(1,425)	—
Other investments	(8,136)	—	—
Portion recognized in OCI:
Corporate debt	4,572	268	—
Net impairments recognized in earnings	(15,345)	(1,207)	(71)
Gross realized gains, available-for-sale securities	11,936	5,627	18,130
Gross realized (losses), available-for-sale securities	(11,481)	(1,103)	(7,031)
Net realized gains (losses), trading securities	1,080	28,018	20,444
Net realized gains (losses), Other investments	464	326	—
Change in unrealized holding gains (losses), trading securities	(28,343)	(18,883)	35,507
Change in unrealized holding gains (losses), convertible securities, carried at fair value	(896)	1,876	—
Other	946	—	925
Net realized investment gains (losses)	$(41,639)	$14,654	$67,904
During 2015, ProAssurance recognized impairments through earnings of $7.2 million related to corporate bonds, including credit-related OTTI of $4.9 million related to debt instruments from six issuers in the energy sector. The fair value of these bonds declined in 2015 as did the credit quality of the issuers and ProAssurance recognized credit-related OTTI to reduce the amortized cost basis of the bonds to the present value of future cash flows expected to be received from the bonds. ProAssurance also recognized non-credit impairments of $3.7 million in OCI relative to the bonds of these issuers, as the fair value of the bonds was less than the present value of the expected future cash flows from the securities. ProAssurance also recognized an OTTI in earnings during 2015 related to a bond intended to be sold.
Also during 2015, ProAssurance recognized an $8.1 million OTTI in earnings related to an investment fund that is accounted for using the cost method. The fund is focused on the energy sector and securities held by the fund have declined in value. An OTTI was recognized to reduce the carrying value of the investment to the NAV reported by the fund.
During 2014 credit-related impairments were recognized related to two corporate debt instruments, both in retail/services industries. A non-credit impairment was recognized in OCI related to one of the instruments as the fair value of the instrument was less than the expected future cash flows from the security.
The following table presents a roll forward of cumulative credit losses recorded in earnings related to impaired debt securities for which a portion of the OTTI was recorded in OCI.

(In thousands)	2015	2014	2013
Balance January 1	$232	$83	$3,301
Additional credit losses recognized during the period, related to securities for which:
No OTTI has been previously recognized	3,648	149	—
OTTI has been previously recognized	2,645	—	—
Reductions due to:
Securities sold during the period (realized)	(774)	—	(3,218)
Balance December 31	$5,751	$232	$83

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2015

Other information regarding sales and purchases of available-for-sale securities is as follows:

	Year Ended December 31
(In millions)	2015	2014	2013
Proceeds from sales (exclusive of maturities and paydowns)	$481.8	$244.9	$593.3
Purchases	$580.6	$645.1	$519.2
5. Reinsurance
ProAssurance purchases reinsurance from third-party reinsurers and insurance enterprises in order to reduce its net exposure to losses. ProAssurance also uses reinsurance arrangements as a mechanism for sharing risk with insureds or their affiliates.
The effect of reinsurance on premiums written and earned was as follows:

(In thousands)	2015 Premiums		2014 Premiums		2013 Premiums
	Written	Earned	Written	Earned	Written	Earned
Direct	$780,982	$772,968	$761,043	$755,623	$566,745	$568,629
Assumed	31,236	22,691	18,566	12,987	802	804
Ceded	(102,933)	(101,510)	(77,760)	(68,879)	(42,365)	(41,514)
Net premiums	$709,285	$694,149	$701,849	$699,731	$525,182	$527,919
The receivable from reinsurers on unpaid losses and loss adjustment expenses represents Management’s estimate of amounts that will be recoverable under ProAssurance reinsurance agreements. Most Company reinsurance agreements base the amount of premium that is due to the reinsurer in part on losses reimbursed or to be reimbursed under the agreement, and terms may also include maximum and minimum amounts of ceded premium. Ceded premium amounts are estimated based on Management’s expectation of ultimate losses and the portion of those losses that are allocable to reinsurers according to the terms of the agreements, including any minimums or maximums. Given the uncertainty of the ultimate amounts of losses, Management’s estimates of losses and related amounts recoverable may vary significantly from the eventual outcome. During the years ended December 31, 2015, 2014 and 2013 ProAssurance reduced premiums ceded by $1.1 million, $15.7 million and $16.4 million, respectively, due to changes in Management’s estimates of amounts due to reinsurers related to prior accident year loss recoveries.
Reinsurance contracts do not relieve ProAssurance from its obligations to policyholders and ProAssurance remains liable to its policyholders whether or not reinsurers honor their contractual obligations. ProAssurance continually monitors its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies.
At December 31, 2015, the net total amounts due from reinsurers was $262.5 million (including receivables related to paid and unpaid losses and LAE and prepaid reinsurance premiums, less reinsurance premiums payable). No one reinsurer had an individual balance which exceeded $25 million.
At December 31, 2015 reinsurance recoverables totaling approximately $47.0 million were collateralized by letters of credit or funds withheld. ProAssurance had no allowance for credit losses related to its reinsurance receivables at December 31, 2015 or 2014 as all reinsurance balances were considered collectible. During the years ended December 31, 2015, 2014 and 2013 no reinsurance balances were written off for credit reasons.
There were no significant reinsurance commutations in 2015, 2014 or 2013.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2015

6. Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of ProAssurance’s deferred tax assets and liabilities were as follows:

(In thousands)	2015	2014
Deferred tax assets
Unpaid loss discount	$44,886	$44,002
Unearned premium adjustment	22,889	23,972
Compensation related	18,130	18,623
Intangibles	1,435	1,957
Total deferred tax assets	87,340	88,554
Deferred tax liabilities
Deferred acquisition costs	9,287	9,180
Unrealized gains on investments, net	13,933	31,342
Fixed assets	3,401	3,689
Basis differentials–investments	17,492	31,657
Intangibles	24,644	27,294
Other	3,486	4,210
Total deferred tax liabilities	72,243	107,372
Net deferred tax assets (liabilities)	$15,097	$(18,818)
At December 31, 2015, ProAssurance had no available net operating loss carryforwards, capital loss carryforwards, or Alternative Minimum Tax credit carryforwards. ProAssurance files income tax returns in the U.S. federal jurisdiction and various states.
ProAssurance had receivables for federal income taxes of $16.4 million at December 31, 2015 and $1.1 million at December 31, 2014, both carried as a part of Other assets.
The statute of limitations is now closed for all tax years prior to 2012.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits for 2015, 2014 and 2013, was as follows:

(In thousands)	2015	2014	2013
Balance at January 1	$577	$4,823	$4,823
Increase for tax position acquired as result of a business combination	—	414	—
Increases for tax positions taken during the current year	7,618	163	—
(Decreases) for tax positions taken during the current year	—	(4,823)	—
Balance at December 31	$8,195	$577	$4,823
At December 31, 2015 and 2014, approximately $0.9 million of ProAssurance's uncertain tax positions, if recognized, would affect the effective tax rate. As with any uncertain tax position, there is a possibility that the ultimate benefit realized could differ from the estimate Management has established. Management believes that it is reasonably possible that a portion of unrecognized tax benefits at December 31, 2015, may change during the next twelve months. However, an estimate of the change cannot be made at this time.
ProAssurance recognizes interest and/or penalties related to income tax matters in income tax expense. Interest recognized in the income statement was not significant during the years ended December 31, 2015, 2014 and 2013. The accrued liability for interest was not significant at December 31, 2015 or 2014.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2015

A reconciliation of “expected” income tax expense (35% of income before income taxes) to actual income tax expense for each of the years ended December 31, 2015, 2014 and 2013 were as follows:

(In thousands)	2015	2014	2013
Computed “expected” tax expense	$45,099	$91,702	$139,005
Tax-exempt income	(12,913)	(13,250)	(14,509)
Tax credits	(22,407)	(17,918)	(17,888)
Non-taxable gain on acquisition	—	—	(11,310)
Non-U.S. Loss	1,806	1,741	—
Other	1,073	3,165	4,338
Income tax expense	$12,658	$65,440	$99,636
7. Deferred Policy Acquisition Costs
Policy acquisition costs that are primarily and directly related to the successful production of new and renewal insurance contracts, most significantly agent commissions, premium taxes, and underwriting salaries and benefits, are capitalized as policy acquisition costs and amortized to expense, net of ceding commissions earned, as the related premium revenues are earned.
Amortization of DPAC was $79.6 million, $82.4 million and $53.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.
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
ProAssurance believes that the methods it uses to establish reserves are reasonable and appropriate. Each year, ProAssurance uses internal actuaries to review the reserve for losses of each insurance subsidiary. ProAssurance also engages consulting actuaries to review ProAssurance claims data and provide observations regarding cost trends, rate adequacy and ultimate loss costs. ProAssurance considers the views of the actuaries as well as other factors, such as known, anticipated or estimated changes in frequency and severity of claims and loss retention levels and premium rates, in establishing the amount of its reserve for losses. The statutory filings of each insurance company with the insurance regulators must be accompanied by a consulting actuary's certification as to their respective reserves.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2015

Activity in the reserve for losses and loss adjustment expenses is summarized as follows:

(In thousands)	2015	2014	2013
Balance, beginning of year	$2,058,266	$2,072,822	$2,054,994
Less reinsurance recoverables on unpaid losses and loss adjustment expenses	237,966	247,518	191,645
Net balance, beginning of year	1,820,300	1,825,304	1,863,349
Net reserves acquired from acquisitions	—	139,549	126,007
Net losses:
Current year	571,891	545,168	447,510
Favorable development of reserves established in prior years, net	(161,180)	(182,084)	(222,749)
Total	410,711	363,084	224,761
Paid related to:
Current year	(84,186)	(93,737)	(43,616)
Prior years	(390,849)	(413,900)	(345,197)
Total paid	(475,035)	(507,637)	(388,813)
Net balance, end of year	1,755,976	1,820,300	1,825,304
Plus reinsurance recoverables on unpaid losses and loss adjustment expenses	249,350	237,966	247,518
Balance, end of year	$2,005,326	$2,058,266	$2,072,822
As discussed in Note 1, estimating liability reserves is complex and requires the use of many assumptions. As time passes and ultimate losses for prior years are either known or become subject to a more precise estimation, ProAssurance increases or decreases the reserve estimates established in prior periods. The favorable loss development recognized in 2015 primarily reflects a lower than anticipated claims severity trend (i.e. the average size of a claim) for accident years 2008 through 2012. The favorable development recognized in 2014 and 2013 was primarily due to lower than anticipated claims severity trends for accident years 2007 through 2011 and accident years 2005 through 2011, respectively.
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
ProAssurance has funding commitments primarily related to non-public investment entities totaling approximately $110.0 million, expected to be paid as follows: $78.0 million in 2016, $31.1 million in 2017 and 2018 combined, $0.3 million in 2019 and 2020 combined and $0.6 million thereafter. Of these funding commitments, $1.6 million is related to qualified affordable housing project tax credit investments and is expected to be paid as follows: $0.3 million in 2016, $0.4 million in 2017 and 2018 combined, $0.3 million in 2019 and 2020 combined and $0.6 million thereafter.
As a member of Lloyd's and a capital provider to Syndicate 1729, ProAssurance is required to provide capital, referred to as FAL. At December 31, 2015, ProAssurance is satisfying the FAL requirement with investment securities on deposit with Lloyd's with a carrying value of $95.8 million (see Note 4).
ProAssurance has issued an unconditional revolving credit agreement of up to £10 million to the Premium Trust Fund of Syndicate 1729 for the purpose of providing working capital. Advances under this Syndicate Credit Agreement bear interest at 8.5% annually, and may be repaid at any time but are repayable upon demand after December 31, 2016. As of December 31, 2015, the unused commitment under the Syndicate Credit Agreement approximated £0.8 million (approximately $1.2 million as of December 31, 2015).

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2015

ProAssurance is involved in a number of operating leases primarily for office space and office equipment. The following is a schedule of future minimum lease payments for operating leases that had initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2015.

Operating Leases
(In thousands)
2016	$5,010
2017	3,669
2018	2,997
2019	2,567
2020	1,784
Thereafter	3,442
Total minimum lease payments	$19,469
ProAssurance incurred rent expense of $5.1 million, $5.0 million and $3.2 million in the years ended December 31, 2015, 2014 and 2013, respectively.
10. Debt
ProAssurance’s outstanding debt consisted of the following:

(In thousands)	December 31, 2015	December 31, 2014
Senior notes due 2023, unsecured, interest at 5.3% annually	$250,000	$250,000
Revolving Credit Agreement, outstanding borrowings fully secured, see Note 4, and carried at an interest rate of 0.82%. The interest rate on the borrowing is set at the time the borrowing is initiated or renewed. The current borrowing can be repaid or renewed in April 2016. If renewed, the interest rate will reset.	100,000	—
	$350,000	$250,000
Senior Notes due 2023 (the Senior Notes)
The Senior Notes are the unsecured obligations of ProAssurance Corporation, due in full in November 2023, unless redeemed sooner, with interest payable semiannually. Redemptions may be made prior to maturity, in whole or part, at the greater of par or the sum of the present values of the outstanding principal and remaining interest payments calculated at 40 basis points above the then-current rate for U.S. Treasury Notes with a term comparable to the remaining term of the Senior Notes. There are no financial covenants associated with the Senior Notes.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2015

Revolving Credit Agreement
ProAssurance has entered into a Revolving Credit Agreement with five participating lenders. During 2015 ProAssurance amended certain terms of the Revolving Credit Agreement including extending the expiration date to June 19, 2020. The Revolving Credit Agreement permits ProAssurance to borrow, repay and reborrow from the lenders during the term of the Revolving Credit Agreement; aggregate outstanding borrowings are not permitted to exceed $250 million at any time, which includes an additional $50 million made available for use, if subscribed successfully, under an accordion feature added as a part of the 2015 amendment. All borrowings are required to be repaid prior to the expiration date of the Revolving Credit Agreement. ProAssurance is required to pay a commitment fee, ranging from 12.5 to 25 basis points based on ProAssurance’s credit ratings, on the average unused portion of the credit line during the term of the Revolving Credit Agreement. Borrowings under the Revolving Credit Agreement may be secured or unsecured and accrue interest at a selected base rate, adjusted by a margin, which can vary from 0 to 163 basis points, based on ProAssurance’s credit ratings and whether the borrowing is secured or unsecured. The base rate selected may either be the current one-, three- or six-month LIBOR rate, with the LIBOR term selected fixing the interest period for which the rate is effective. If no selection is made, the base rate defaults to the highest of (1) the Prime rate (2) the Federal Funds rate plus 50 basis points or (3) the one month LIBOR rate plus 100 basis points, determined daily. Rates are reset each successive interest period until the borrowing is repaid.
The Revolving Credit Agreement contains customary representations, covenants and events constituting default, and remedies for default. Additionally, the Revolving Credit Agreement carries the following financial covenants:

(1)
ProAssurance is not permitted to have a leverage ratio of Consolidated Funded Indebtedness (principally, obligations for borrowed money, obligations evidenced by instruments such as notes or acceptances, standby and commercial Letters of Credit, and contingent obligations) to Consolidated Total Capitalization (principally, total non-trade liabilities on a consolidated basis plus consolidated shareholders’ equity, exclusive of AOCI) greater than 0.35 to 1.0, determined at the end of each fiscal quarter.

(2)	ProAssurance is required to maintain a minimum net worth, excluding AOCI, of at least $1.3 billion.
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
11. Shareholders’ Equity
At December 31, 2015 and 2014, ProAssurance had 100 million shares of authorized common stock and 50 million shares of authorized preferred stock. The Board has the authority to determine provisions for the issuance of preferred shares, including the number of shares to be issued, the designations, powers, preferences and rights, and the qualifications, limitations or restrictions of such shares. To date, the Board has not approved the issuance of preferred stock.
The following is a summary of changes in common shares issued and outstanding during the years ended December 31, 2015, 2014 and 2013:

(In thousands of shares)	2015	2014	2013
Issued and outstanding shares - January 1	56,534	61,197	61,624
Repurchase of shares	(3,680)	(4,909)	(681)
Shares issued due to exercise of options and vesting of share-based compensation awards	150	154	169
Other shares issued for compensation and shares reissued to stock purchase plan*	97	92	85
Issued and outstanding shares - December 31	53,101	56,534	61,197
* Shares issued were valued at fair value (the market price of a ProAssurance common share on the date of issue).
As of December 31, 2015, approximately 2.4 million of ProAssurance's authorized common shares were reserved by the Board for award or issuance under the incentive compensation plans described in Note 12 and an additional 0.7 million of authorized common shares were reserved for the issuance of currently outstanding restricted share and performance share unit awards and for the exercise of outstanding stock options.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2015

ProAssurance declared cash dividends during 2015, 2014 and 2013 as follows:

	Cash Dividends Declared, per Share
	2015	2014	2013
First Quarter	$0.31	$0.30	$0.25
Second Quarter	0.31	0.30	0.25
Third Quarter	0.31	0.30	0.25
Fourth Quarter*	1.31	2.96	0.30
* Includes special dividends of $1.00 per share in 2015 and $2.65 per share in 2014.
Dividends declared during 2015, 2014 and 2013 totaled $119.9 million, $220.5 million and $64.8 million, respectively. These dividends were paid in the month following the quarter in which they were declared.
ProAssurance's ability to pay dividends to its shareholders is limited by its holding company structure, to the extent of the net assets held by its insurance subsidiaries, as discussed in Note 17. Otherwise, there are no other regulatory restrictions on ProAssurance's retained earnings or net income that materially impact its ability to pay dividends. Based on Shareholders' Equity at December 31, 2015, total equity of $592 million was free of debt covenant restrictions regarding the payment of dividends. However, any decision to pay future cash dividends is subject to the Board’s final determination after a comprehensive review of financial performance, future expectations and other factors deemed relevant by the Board.
As of December 31, 2015, Board authorizations for the repurchase of common shares or the retirement of outstanding debt of $111.7 million remained available for use, which included a $100 million increase to the authorization approved by the Board in 2015. The timing and quantity of purchases depends upon market conditions and changes in ProAssurance's capital requirements and is subject to limitations that may be imposed on such purchases by applicable securities laws and regulations, and the rules of the NYSE.
Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)
For the years ended December 31, 2015, 2014 and 2013, OCI was primarily comprised of unrealized gains and losses, including non-credit impairment losses in 2015 and 2013, arising during the period related to available-for-sale securities, less reclassification adjustments as shown in the table that follows, net of tax. For the year ended December 31, 2015, OCI also included losses related to unrecognized changes in defined benefit plan liabilities of $1.0 million, net of tax, from the reestimation of two defined benefit plans assumed in the Eastern acquisition. Both plans are frozen as to the earning of additional benefits, but the unrecognized plan benefit liability is reestimated annually.
At December 31, 2015 and 2014, AOCI was primarily comprised of unrealized gains and losses from available-for-sale securities, including non-credit impairment losses of $2.0 million and $0.5 million, respectively, net of tax. At December 31, 2015, AOCI also included losses of $1.0 million related to unrecognized changes in defined benefit plan liabilities, net of tax. Tax effects were computed using a 35% rate, with the exception of immaterial amounts of foreign currency translation adjustments included in OCI and AOCI, as there is no deferred tax effect for such adjustments.
Amounts reclassified from AOCI to net income and the amounts of deferred tax expense (benefit) included in OCI were as follows:

(In thousands)	2015	2014	2013
Reclassifications from AOCI to net income, available-for-sale securities:
Realized investment gains (losses)	$(4,475)	$3,317	$11,722
Non-credit impairment losses reclassified to earnings, due to sale of securities or reclassification as a credit loss	(2,279)	—	(347)
Tax effect (at 35%)	2,364	(1,161)	(3,981)
Net reclassification adjustments	$(4,390)	$2,156	$7,394

Deferred tax expense (benefit) included in OCI	$(18,370)	$(785)	$(46,157)

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2015

12. Share-Based Payments
Share-based compensation costs are primarily classified as underwriting, policy acquisition and operating expenses.
During 2015, 2014 and 2013, ProAssurance provided share-based compensation to employees utilizing three types of awards: restricted share units, performance share units, and purchase match units. The awards were made under either the ProAssurance Corporation Amended and Restated 2014 Equity Incentive Plan or the ProAssurance Corporation 2008 Equity Incentive Plan. The Compensation Committee of the Board is responsible for the administration of both plans.
The following table provides a summary of compensation expense and the total related tax benefit recognized during each period as well as compensation cost that will be charged to expense in future periods, by award type.

	Share-Based Compensation Expense			Unrecognized Compensation Cost
	Year Ended December 31			December 31, 2015
	2015	2014	2013	Amount	Remaining Recognition Period
	(In millions)			(In millions)	(Weighted average years)
Restricted Share Units	$2.5	$1.7	$1.6	$3.2	1.8
Performance Share Units	5.9	7.6	7.1	6.0	1.6
Purchase Match Units	0.8	0.8	0.5	1.8	2.2
Total share-based compensation expense	$9.2	$10.1	$9.2	$11.0
Tax benefit recognized	$3.2	$3.5	$3.2
Each award type is charged to expense as an increase to equity over the service period (generally the vesting period) associated with the award. Restricted share and performance share units vest in their entirety at the end of a three-year period following the grant date based on a continuous service requirement and, for performance share units, achievement of a performance objective; partial vesting is permitted for retirees. Purchase match units vest over a three-year period based on a service requirement with partial vesting permitted for all participants. For the restricted share and purchase match units, a single share is issued per vested unit. For performance share units, the number of shares issued per vested unit varies based on performance goals achieved. For all types of awards, units sufficient to satisfy required tax withholdings are paid in cash rather than in shares.
Restricted Share Units
Activity for restricted share units during 2015, 2014 and 2013 is summarized below. Grant date fair values are based on the market value of a ProAssurance common share on the date of grant less the estimated present value of dividends during the vesting period.

	2015		2014		2013
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Beginning non-vested balance	136,802	$45.02	138,770	$38.92	157,212	$31.94
Granted	91,943	42.73	49,750	46.34	39,400	46.97
Forfeited	(1,342)	42.79	(2,044)	44.88	(603)	35.91
Vested and released	(48,935)	42.24	(49,674)	29.22	(57,239)	25.25
Ending non-vested balance	178,468	44.64	136,802	45.02	138,770	38.92
The aggregate grant date fair value of restricted share units vested and released in 2015, 2014 and 2013 totaled $2.1 million, $1.5 million and $1.4 million, respectively. The aggregate intrinsic value of restricted share units vested and released in 2015, 2014 and 2013 (including units paid in cash to cover tax withholdings) totaled $2.3 million, $2.3 million and $2.7 million, respectively.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2015

Performance Share Units
Performance share units vest only if minimum performance objectives are met, and the number of units earned varies from 75% to 125% of a base award depending upon the degree to which stated performance objectives are achieved. Performance share unit activity for 2015, 2014 and 2013 is summarized below. The table reflects the base number of units; actual awards that vest depend upon the extent to which performance objectives are achieved. Grant date fair values are based on the market value of a ProAssurance common share on the date of grant less the estimated present value of dividends during the vesting period.

	2015		2014		2013
	Base Units	Weighted Average Grant Date Fair Value	Base Units	Weighted Average Grant Date Fair Value	Base Units	Weighted Average Grant Date Fair Value
Beginning non-vested balance	466,860	$44.97	486,680	$39.86	552,417	$33.21
Granted	106,490	42.73	160,900	46.34	145,580	46.97
Forfeited	(2,322)	46.42	(14,221)	45.30	(17,043)	38.90
Vested and released	(180,678)	42.44	(166,499)	31.33	(194,274)	26.39
Ending non-vested balance	390,350	45.56	466,860	44.97	486,680	39.86
The aggregate grant date fair value of performance share units (base level) vested and released in 2015, 2014 and 2013 totaled $7.7 million, $5.2 million and $5.1 million, respectively. The aggregate intrinsic value of performance share units (base level) vested and released in 2015, 2014 and 2013 (including units paid in cash to cover tax withholdings) totaled $8.4 million, $7.7 million and $9.1 million, respectively. The weighted average level at which the vested units were issued was 115% during 2015 and 125% during both 2014 and 2013, based on performance levels achieved.
Purchase Match Units
The ProAssurance Corporation 2011 Employee Stock Ownership Plan provides a purchase match unit for each share purchased with contributions by eligible plan participants, with participant contributions subject to a $5,000 annual limit per participant. Purchase match unit activity during 2015, 2014 and 2013 is summarized below. Grant date fair values are based on the market value of a ProAssurance common share on the date of grant less the estimated present value of dividends during the vesting period.

	2015		2014		2013
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Beginning non-vested balance	72,101	$43.69	63,125	$41.34	40,985	$39.85
Granted	26,593	46.03	29,069	44.55	25,151	43.57
Forfeited	(3,087)	44.16	(2,968)	43.14	(2,456)	40.71
Vested and released	(21,124)	42.65	(17,125)	36.61	(555)	36.33
Ending non-vested balance	74,483	44.80	72,101	43.69	63,125	41.34
The aggregate grant date fair value of purchase match units vested and released in 2015 and 2014 totaled $0.9 million and $0.6 million, respectively, and the aggregate intrinsic value of purchase match share units vested and released in 2015 and 2014 (including units paid in cash to cover tax withholdings) totaled $1.0 million and $0.8 million, respectively.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2015

Stock Options
ProAssurance also had certain fully-vested employee stock options outstanding during 2015, 2014 and 2013, as summarized below.

	2015		2014		2013
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, vested and exercisable, beginning of year	4,456	$24.64	18,082	$23.00	20,302	$23.15
Exercised	(2,342)	24.13	(13,626)	22.47	(2,220)	24.28
Outstanding, vested and exercisable, end of year	2,114	25.02	4,456	24.64	18,082	23.00
The aggregate intrinsic value of options exercised during 2015, 2014 and 2013 was $0.1 million, $0.3 million and $0.1 million, respectively. ProAssurance outstanding options had an aggregate intrinsic value of $0.1 million and a weighted average remaining contractual term of 2.21 years at December 31, 2015. All ProAssurance option agreements permit cashless exercise whereby the exercise price and any required tax withholdings are allowed to be satisfied by the retention of shares that would otherwise be deliverable to the option holder. ProAssurance issues new shares for options exercised. There were no cash proceeds from options exercised during the years ended December 31, 2015, 2014 or 2013.
13. Variable Interest Entities
ProAssurance holds passive interests in a number of entities that are considered to be VIEs under GAAP guidance. ProAssurance's VIE interests principally consist of interests in LPs/LLCs formed for the purpose of achieving diversified equity and debt returns. ProAssurance VIE interests carried as a part of Other investments totaled $24.5 million at December 31, 2015 and $33.3 million at December 31, 2014. ProAssurance VIE interests, carried as a part of Investment in unconsolidated subsidiaries, totaled $67.8 million at December 31, 2015 and $65.0 million at December 31, 2014.
ProAssurance has not consolidated these VIEs because it has either very limited or no power to control the activities that most significantly affect the economic performance of these entities and is not the primary beneficiary of any of the entities. ProAssurance’s involvement with each entity is limited to its direct ownership interest in the entity. ProAssurance has no arrangements with any of the entities to provide other financial support to or on behalf of the entity. At December 31, 2015, ProAssurance’s maximum loss exposure relative to these investments was limited to the carrying value of ProAssurance’s investment in the VIE.
14. Earnings Per Share
Diluted weighted average shares is calculated as basic weighted average shares plus the effect, calculated using the treasury stock method, of assuming that dilutive stock options have been exercised and that performance, restricted, and purchase share units have vested. All outstanding stock options, performance, restricted, and purchase share units had a dilutive effect for the years ended December 31, 2015, 2014 and 2013.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2015

15. Segment Information
ProAssurance operates in four segments that are organized around the nature of the products and services provided: Specialty P&C, Workers' Compensation, Lloyd's Syndicate, and Corporate. A description of each segment follows.
Specialty P&C is primarily focused on professional liability insurance and medical technology liability insurance. Professional liability insurance is primarily offered to healthcare providers and institutions and to attorneys and their firms. Medical technology liability insurance is offered for medical technology and life sciences companies that manufacture or distribute products including entities conducting human clinical trials. The Specialty P&C segment cedes certain premium to the Lloyd's Syndicate segment under a quota share agreement with Syndicate 1729. As discussed below, Syndicate 1729 operating results are reported on a quarter delay. For consistency of presentation, the ceded premium associated with the Syndicate 1729 reinsurance agreement has been reported within the Specialty P&C segment on a similar delay.
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

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2015

Financial data by segment were as follows:

	Year Ended December 31, 2015
(In thousands)	Specialty P&C	Workers' Compensation	Lloyd's Syndicate	Corporate	Inter-segment Eliminations	Consolidated
Net premiums earned	$443,313	$213,161	$37,675	$—	$—	$694,149
Net investment income	—	—	928	107,732	—	108,660
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	3,682	—	3,682
Net realized gains (losses)	—	—	24	(41,663)	—	(41,639)
Other income	4,561	492	698	2,057	(581)	7,227
Net losses and loss adjustment expenses (1)	(250,168)	(140,744)	(25,181)	—	5,382	(410,711)
Underwriting, policy acquisition and operating expenses (2)	(105,574)	(63,653)	(18,518)	(24,518)	(4,801)	(217,064)
Segregated portfolio cells dividend (expense) income	—	(853)	—	—	—	(853)
Interest expense	—	—	—	(14,596)	—	(14,596)
Income tax benefit (expense)	—	—	(1,240)	(11,418)	—	(12,658)
Segment operating results	$92,132	$8,403	$(5,614)	$21,276	$—	$116,197
Significant non-cash items:
Depreciation and amortization	$8,663	$5,696	$417	$21,624	$—	$36,400

	Year Ended December 31, 2014
(In thousands)	Specialty P&C	Workers' Compensation	Lloyd's Syndicate	Corporate	Inter-segment Eliminations	Consolidated
Net premiums earned	$492,733	$194,540	$12,458	$—	$—	$699,731
Net investment income	—	—	410	125,147	—	125,557
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	3,986	—	3,986
Net realized gains (losses)	—	—	4	14,650	—	14,654
Other income	5,823	645	126	2,285	(481)	8,398
Gain on acquisition	—	—	—	—	—	—
Net losses and loss adjustment expenses (1)	(228,199)	(126,447)	(8,438)	—	—	(363,084)
Underwriting, policy acquisition and operating expenses (2)	(133,132)	(60,357)	(9,535)	(8,768)	481	(211,311)
Segregated portfolio cells dividend (expense) income	—	(1,842)	—	—	—	(1,842)
Interest expense	—	—	—	(14,084)	—	(14,084)
Income tax benefit (expense)	—	—	—	(65,440)	—	(65,440)
Segment operating results	$137,225	$6,539	$(4,975)	$57,776	$—	$196,565
Significant non-cash items:
Depreciation and amortization	$8,945	$5,828	$477	$24,344	$—	$39,594

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2015

	Year Ended December 31, 2013
(In thousands)	Specialty P&C	Workers' Compensation	Lloyd's Syndicate	Corporate	Inter-segment Eliminations	Consolidated
Net premiums earned	$527,919	$—	$—	$—	$—	$527,919
Net investment income	—	—	—	129,265	—	129,265
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	7,539	—	7,539
Net realized gains (losses)	—	—		67,904	—	67,904
Other income	5,648	—	—	1,910	(7)	7,551
Gain on acquisition	—	—	—	32,314	—	32,314
Net losses and loss adjustment expenses (1)	(224,761)	—	—	—	—	(224,761)
Underwriting, policy acquisition and operating expenses (2)	(132,076)	—	—	(15,748)	7	(147,817)
Interest expense	—	—	—	(2,755)	—	(2,755)
Loss on extinguishment of debt	—	—	—	—	—	—
Income tax benefit (expense)	—			(99,636)		(99,636)
Segment operating results	$176,730	$—	$—	$120,793	$—	$297,523
Significant non-cash items:
Depreciation and amortization	$7,199	$—	$—	$28,634	$—	$35,833
(1) Beginning in 2015, the operating subsidiaries within the Specialty P&C and Workers' Compensation segments were charged a management fee by the Corporate segment for various management services provided to the subsidiary. The portion of the management fee that is allocated to ULAE is eliminated in consolidation.

(2) Under the management fee arrangement mentioned above, such services are reported as expenses of the Corporate segment, and the management fees charged are reported as an offset to Corporate operating expenses. Prior to 2015, a substantial portion of expenses associated with corporate services were directly allocated to the insurance subsidiaries included in the Specialty P&C segment.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2015

The following table provides detailed information regarding ProAssurance's gross premiums earned by product as well as a reconciliation to net premiums earned. All gross premiums earned are from external customers except as noted. ProAssurance's insured risks are primarily within the United States.

	Year Ended December 31
(In thousands)	2015	2014	2013
Specialty P&C Segment
Gross premiums earned:
Healthcare professional liability	$463,599	$477,031	$507,222
Legal professional liability	28,234	28,278	27,162
Medical technology liability	34,838	35,913	33,242
Other	1,447	1,830	1,807
Less: Ceded premiums earned*	84,805	50,319	41,514
Segment net premiums earned	443,313	492,733	527,919

Workers' Compensation Segment
Gross premiums earned:
Traditional business	172,115	160,717	—
Alternative market business	66,168	55,616	—
Less: Ceded premiums earned	25,122	21,793	—
Segment net premiums earned	213,161	194,540	—

Lloyd's Syndicate Segment
Gross premiums earned:
Property and casualty*	43,617	13,429	—
Less: Ceded premiums earned	5,942	971	—
Segment net premiums earned	37,675	12,458	—

Consolidated net premiums earned	$694,149	$699,731	$527,919
* Includes premium ceded from the Specialty P&C segment to the Lloyd's Syndicate segment of $14.4 million and $4.2 million for years ended December 31, 2015 and December 31, 2014, respectively.
16. Benefit Plans
ProAssurance maintains the ProAssurance Savings Plan that is intended to provide retirement income to eligible employees. ProAssurance provides employer contributions to the plan of between 5% and 10% of salary for qualified employees. During 2014 and 2013, ProAssurance also maintained similar plans of acquired entities prior to the plans being merged into the ProAssurance Savings Plan. ProAssurance incurred expense related to savings and retirement plans of $7.0 million, $6.0 million and $5.1 million during the years ended December 31, 2015, 2014 and 2013, respectively.
ProAssurance also maintains the ProAssurance Plan that allows participating management employees to defer a portion of their current salary. ProAssurance incurred expense related to the ProAssurance Plan, as well as another plan acquired as a part of a business combination, of $0.4 million, $0.3 million, and $0.4 million during the years ended December 31, 2015, 2014 and 2013, respectively. ProAssurance deferred compensation liabilities totaled $14.9 million, $14.0 million and $13.1 million at December 31, 2015, 2014 and 2013, respectively. The liabilities included amounts due under the ProAssurance Plan and amounts due under individual agreements with current or former employees.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2015

17. Statutory Accounting and Dividend Restrictions
ProAssurance’s domestic U.S. insurance subsidiaries are required to file statutory financial statements with state insurance regulatory authorities, prepared based upon statutory accounting practices prescribed or permitted by regulatory authorities. ProAssurance did not use any prescribed or permitted statutory accounting practices that differed from the NAIC's statutory accounting practices at December 31, 2015, 2014 or 2013. Differences between net income prepared in accordance with GAAP and statutory net income are principally due to: (a) policy acquisition and certain software and equipment costs which are deferred under GAAP but expensed for statutory purposes and (b) certain deferred income taxes which are recognized under GAAP but are not recognized for statutory purposes.
The NAIC specifies risk-based capital requirements for property and casualty insurance providers. At December 31, 2015 actual statutory capital and surplus for each of ProAssurance’s insurance subsidiaries substantially exceeded the regulatory requirements. Net earnings and capital and surplus of ProAssurance’s insurance subsidiaries on a statutory basis are shown in the following table.

(In millions)
Statutory Net Earnings			Statutory Capital and Surplus
2015	2014	2013	2015	2014
$168	$246	$256	$1,506	$1,681
At December 31, 2015, $1.7 billion of ProAssurance's consolidated net assets were held at its domestic insurance subsidiaries, of which approximately $165 million are permitted to be paid as dividends over the course of 2016 without prior approval of state insurance regulators. However, the payment of any dividend requires prior notice to the insurance regulator in the state of domicile and the regulator may prevent the dividend if, in its judgment, payment of the dividend would have an adverse effect on the capital and surplus of the insurance subsidiary.
18. Quarterly Results of Operations (unaudited)
The following is a summary of unaudited quarterly results of operations for 2015 and 2014:

	2015
(In thousands, except per share data)	1st	2nd	3rd	4th
Net premiums earned	$171,899	$175,293	$182,085	$164,874
Net losses and loss adjustment expenses:
Current year	138,654	139,057	145,027	149,157
Prior year	(33,514)	(35,115)	(36,221)	(56,330)
Net income	37,814	33,158	10,276	34,948
Basic earnings per share	0.67	0.60	0.19	0.66
Diluted earnings per share	0.67	0.60	0.19	0.65

	2014
(In thousands, except per share data)	1st	2nd	3rd	4th
Net premiums earned	$171,730	$176,303	$177,028	$174,670
Net losses and loss adjustment expenses:
Current year	137,647	141,126	142,124	124,271
Prior year	(48,139)	(42,213)	(42,902)	(48,830)
Net income	46,731	49,942	34,778	65,114
Basic earnings per share	0.76	0.84	0.59	1.13
Diluted earnings per share	0.76	0.84	0.59	1.12

*
Quarterly and year-to-date computations of per share amounts are made independently; therefore, the sum of per share amounts for the quarters may not equal per share amounts for the respective year-to-date periods.

ProAssurance Corporation
Schedule I -- Summary of Investments -- Other than Investments in Related Parties
December 31, 2015

Type of Investment	Recorded Cost Basis	Fair Value	Amount Which is Presented in the Balance Sheet
(In thousands)
Fixed Maturities
Bonds:
U.S. Government or government agencies and authorities	$148,311	$150,226	$150,226
States, municipalities and political subdivisions	904,719	940,635	940,635
Foreign governments	5,128	5,256	5,256
Public utilities	95,185	96,448	96,448
All other corporate bonds	1,195,665	1,189,832	1,189,832
Certificates of deposit	150	150	150
Mortgage-backed securities	372,905	377,740	377,740
Total Fixed Maturities	2,722,063	2,760,287	2,760,287
Equity Securities, trading
Common Stocks:
Public utilities	9,546	9,518	9,518
Banks, trusts and insurance companies	68,639	67,764	67,764
Industrial, miscellaneous and all other	241,135	245,071	245,071
Total Equity Securities, trading	319,320	322,353	322,353
Other long-term investments	401,851	557,114	448,254
Short-term investments	119,236	119,236	119,236
Total Investments	$3,562,470	$3,758,990	$3,650,130

ProAssurance Corporation and Subsidiaries
Schedule II – Condensed Financial Information of Registrant

Condensed Balance Sheets

	December 31
(In thousands)	2015	2014
Assets
Investment in subsidiaries, at equity	$2,026,247	$2,145,358
Fixed maturities available for sale, at fair value	202,501	203,451
Short-term investments	16,716	42,790
Cash and cash equivalents	103,292	87,200
Due from subsidiaries	—	87,719
Other assets	48,288	25,736
Total Assets	$2,397,044	$2,592,254
Liabilities and Shareholders’ Equity
Liabilities:
Due to subsidiaries	$14,803	$—
Dividends payable	69,447	167,744
Other liabilities	4,440	16,566
Debt	350,000	250,000
Total Liabilities	438,690	434,310
Shareholders’ Equity:
Common stock	625	623
Other shareholders’ equity, including unrealized gains (losses) on securities of subsidiaries	1,957,729	2,157,321
Total Shareholders’ Equity	1,958,354	2,157,944
Total Liabilities and Shareholders’ Equity	$2,397,044	$2,592,254

ProAssurance Corporation and Subsidiaries
Schedule II – Condensed Financial Information of Registrant

Condensed Statements of Income

	Year Ended December 31
(In thousands)	2015	2014	2013
Net investment income	$5,017	$3,295	$5,789
Net realized investment gains (losses)	4,673	990	5,334
Other income (loss)	378	660	170
	10,068	4,945	11,293
Expenses:
Interest expense	14,596	14,084	2,747
Other expenses	24,695	7,083	13,213
	39,291	21,167	15,960
Income (loss) before income tax expense (benefit) and equity in net income of consolidated subsidiaries	(29,223)	(16,222)	(4,667)
Income tax expense (benefit)	(11,657)	(6,728)	(1,007)
Income (loss) before equity in net income of consolidated subsidiaries	(17,566)	(9,494)	(3,660)
Equity in net income of consolidated subsidiaries	133,763	206,059	301,183
Net income	$116,197	$196,565	$297,523
Other comprehensive income	$(34,349)	$(1,457)	$(85,719)
Comprehensive income	$81,848	$195,108	$211,804

ProAssurance Corporation and Subsidiaries
Schedule II – Condensed Financial Information of Registrant

Condensed Statements of Cash Flow

	Year Ended December 31
(In thousands)	2015	2014	2013
Net cash provided (used) by operating activities	$(14,411)	$20,086	$(24,654)
Investing activities
Purchases of equity securities trading	—	(310)	(1,265)
Proceeds from sale or maturities of:
Fixed maturities, available for sale	200,245	104,844	224,993
Equity securities trading	—	12,813	1,113
Net decrease (increase) in short-term investments	26,074	149,202	(187,625)
Dividends from subsidiaries	107,870	67,188	239,484
Contribution of capital to subsidiaries	—	(7,000)	—
Deposit made for future acquisition	—	—	(205,244)
(Increase) decrease in restricted cash	—	78,000	(78,000)
Funds advanced for Syndicate 1729 FAL deposit	(9,642)	(76,553)	(8,699)
Funds advanced under Syndicate 1729 credit agreement	(3,083)	(9,107)	(1,665)
Other	(289)	415	(20)
Net cash provided (used) by investing activities	321,175	319,492	(16,928)
Financing activities
Proceeds from debt	100,000	—	250,000
Principal repayment of debt	—	—	(125,000)
Repurchase of common stock	(172,772)	(222,360)	(29,089)
Subsidiary payments for common shares and share-based compensation awarded to subsidiary employees	6,063	8,301	6,258
Excess of tax benefit from share-based payment arrangements	379	1,631	2,128
Dividends to shareholders	(217,626)	(70,490)	(46,375)
Other	(6,716)	(6,919)	(8,278)
Net cash provided (used) by financing activities	(290,672)	(289,837)	49,644
Increase (decrease) in cash and cash equivalents	16,092	49,741	8,062
Cash and cash equivalents, beginning of period	87,200	37,459	29,397
Cash and cash equivalents, end of period	$103,292	$87,200	$37,459
Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes, net of refunds	$47,004	$26,764	$120,031
Cash paid during the year for interest	$13,996	$13,408	$913
Significant non-cash transactions:
Dividends declared and not yet paid	$69,447	$167,744	$18,532
Securities transferred at fair value as dividends from subsidiaries	$206,880	$227,412	$69,011
Non-cash capital contribution to subsidiaries	$87,719	$—	$—

ProAssurance Corporation and Subsidiaries
Schedule II – Condensed Financial Information of Registrant

Note to Condensed Financial Statements of Registrant
Basis of Presentation
The registrant-only financial statements should be read in conjunction with ProAssurance Corporation’s Consolidated Financial Statements and Notes thereto.
At December 31, 2015 and 2014, PRA Parent’s investment in subsidiaries is stated at the initial consolidation value plus equity in the undistributed earnings of subsidiaries since the date of acquisition.
Effective January 1, 2015 ProAssurance Corporation entered into a management agreement with several of its insurance subsidiaries whereby ProAssurance Corporation charges the subsidiaries a management fee for various management services provided to the subsidiary. Under the new arrangement, the expenses associated with such services remain as expenses of ProAssurance Corporation and the management fee charged is reported as an offset to ProAssurance Corporation expenses. Prior to 2015, a substantial portion of expenses associated with services provided to insurance subsidiaries were directly allocated or directly charged to the insurance subsidiaries.

ProAssurance Corporation and Subsidiaries
Schedule III – Supplementary Insurance Information

(In thousands)	2015	2014	2013
Net premiums earned
Specialty P&C	$443,313	$492,733	$527,919
Workers' Compensation	213,161	194,540	—
Lloyd's Syndicate	37,675	12,458	—
Consolidated	694,149	699,731	527,919
Net investment income (1)
Lloyd's Syndicate	928	410	—
Corporate	107,732	125,147	129,265
Consolidated	108,660	125,557	129,265
Losses and loss adjustment expenses incurred related to current year, net of reinsurance
Specialty P&C	409,149	408,987	447,510
Workers' Compensation	142,943	127,743	—
Lloyd's Syndicate	25,181	8,438	—
Inter-segment eliminations	(5,382)	—	—
Consolidated	571,891	545,168	447,510
Losses and loss adjustment expenses incurred related to prior year, net of reinsurance
Specialty P&C	(158,981)	(180,788)	(222,749)
Workers' Compensation	(2,199)	(1,296)	—
Consolidated	(161,180)	(182,084)	(222,749)
Paid losses and loss adjustment expenses, net of reinsurance
Specialty P&C	346,606	389,458	388,813
Workers' Compensation	126,296	117,775	—
Lloyd's Syndicate	7,549	404	—
Inter-segment eliminations	(5,416)	—	—
Consolidated	475,035	507,637	388,813
Amortization of deferred policy acquisition costs
Specialty P&C	45,459	55,105	53,207
Workers' Compensation	26,232	10,307	—
Lloyd's Syndicate	7,841	3,165	—
Inter-segment eliminations	24	—	—
Consolidated	79,556	68,577	53,207
Other underwriting, policy acquisition and operating expenses
Specialty P&C	60,115	78,027	78,869
Workers' Compensation	37,421	50,050	—
Lloyd's Syndicate	10,677	6,370	—
Corporate	24,518	8,768	15,748
Inter-segment eliminations	4,777	(481)	(7)
Consolidated	137,508	142,734	94,610
Net premiums written
Specialty P&C	442,126	467,046	525,182
Workers' Compensation	218,338	202,697	—
Lloyd's Syndicate	48,821	32,106	—
Consolidated	709,285	701,849	525,182
Deferred policy acquisition costs (1)	44,388	38,790	28,207
Reserve for losses and loss adjustment expenses (1)	2,005,326	2,058,266	2,072,822
Unearned premiums (1)	362,066	345,828	255,463
(1) Assets are not allocated to segments because investments and assets are not managed at the segment level.

ProAssurance Corporation and Subsidiaries
Schedule IV – Reinsurance

($ in thousands)	2015	2014	2013
Property and Liability *
Premiums earned	$772,968	$755,623	$568,629
Premiums ceded	(101,510)	(68,879)	(41,514)
Premiums assumed	22,691	12,987	804
Net premiums earned	$694,149	$699,731	$527,919
Percentage of amount assumed to net	3.27%	1.86%	0.15%

*	All of ProAssurance’s premiums are related to property and liability coverages.

EXHIBIT INDEX

Exhibit Number	Description

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

3.2	Fourth Restatement of the Bylaws of ProAssurance, effective December 2, 2015.

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

ProAssurance will file with the Commission upon request pursuant to the requirements of Item 601 (b)(4) of Regulation S-K documents defining rights of holders of ProAssurance’s long-term indebtedness that has not been registered. See also the documents related to long-term indebtedness filed as material contracts under Exhibits 10.10(a), (b), (c), (d), (e) and (f) to this Form 10-K.

10.1(a)	Form of Release and Severance Compensation Agreement dated as of January 1, 2008 between ProAssurance and each of the following named executive officers (11):*
Howard H. Friedman Jeffrey P. Lisenby Frank B. O’Neil Edward L. Rand
Filed as an Exhibit to ProAssurance’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-16533) and incorporated herein by this reference pursuant to SEC Rule 12b-32.

10.2(a)
Employment Agreement between ProAssurance and W. Stancil Starnes dated as of May 1, 2007, filed as an Exhibit to ProAssurance’s Current Report on Form 8-K for the event occurring May 12, 2007 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.*

10.2(b)
Amendment to Employment Agreement with W. Stancil Starnes (May 1, 2007), effective as of January 1, 2008, filed as an Exhibit to ProAssurance’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-16533) and incorporated herein by this reference pursuant to SEC Rule 12b-32.*

10.2(c)
Amendment to Employment Agreement with W. Stancil Starnes (May 1, 2007), effective as of June 1, 2015, filed as an Exhibit to ProAssurance's Current Report on Form 8-K dated May 27, 2015 (File No. 001-16533) and incorporated herein by this reference pursuant to SEC Rule 12b-32.*

10.3
Consulting Agreement between ProAssurance and William J. Listwan, filed as an Exhibit to ProAssurance’s Annual Report on Form 10-K for the year ended December 31, 2009 (File No. 001-16533) and incorporated herein by this reference pursuant to SEC Rule 12b-32.*

10.4
Form of Release and Severance Compensation Agreement dated as of September 1, 2011 between ProAssurance and Ross E. Taubman, filed as an Exhibit to ProAssurance’s Definitive Proxy Statement (File No. 001-16533) on April 11, 2008 and incorporated herein by reference pursuant to SEC Rule 12b-32.*

10.5	Form of Indemnification Agreement between ProAssurance and each of the following named executive officers and directors of ProAssurance*:

Samuel A. Di Piazza, Jr. Robert E. Flowers
Howard H. Friedman M. James Gorrie Ziad R Haydar Jeffrey P. Lisenby
William J. Listwan John J. McMahon
Frank B. O’Neil Ann F. Putallaz
Edward L. Rand, Jr. Frank A. Spinosa
W. Stancil Starnes Ross E. Taubman
Anthony R. Tersigni Thomas A. S. Wilson, Jr.

Filed as an Exhibit to ProAssurance’s Definitive Proxy Statement (File No. 001-16533) on April 11, 2008 and incorporated herein by reference pursuant to SEC Rule 12b-32.

10.6
ProAssurance Group Employee Benefit Plan which includes the Executive Supplemental Life Insurance Program (Article VIII), filed as an Exhibit to ProAssurance's Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.*

10.7
Amendment and Restatement of the Executive Non-Qualified Excess Plan and Trust effective January 1, 2008, filed as an Exhibit to ProAssurance’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-16533) and incorporated herein by this reference pursuant to SEC Rule 12b-32.*

10.8(a)
Director Deferred Compensation Plan as amended and restated December 7, 2011, filed as an Exhibit to ProAssurance's Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.*

10.8(b)
Amendment No. 1 to the Amended and Restated Director Deferred Compensation Plan dated May 22, 2013, filed as an Exhibit to ProAssurance's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.*

10.9(a)
ProAssurance Corporation 2008 Equity Incentive Plan, filed as an Exhibit to ProAssurance’s Registration Statement on Form S-8 (File No. 333-156645) and incorporated by reference pursuant to SEC Rule 12b-32.*

10.9(b)
First Amendment to the 2008 Equity Incentive Plan, filed as an Exhibit to ProAssurance's Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.*

10.10(a)
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

10.10(c)
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

10.10(d)
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

10.10(e)
Copy of the Augmenting Lender Supplement to Revolving Credit Agreement between ProAssurance and U.S. Bank N.A., Wells Fargo Bank, N.A., Branch Banking and Trust Company, First Tennessee Bank, N.A., Key Bank, Cadence Bank, N.A., and Regions Bank, N.A., dated June 19, 2015.

10.10(f)
Pledge and Security Agreement between ProAssurance and U.S. Bank National Association, filed as an Exhibit to ProAssurance’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.

10.11
ProAssurance Corporation Amended and Restated 2014 Equity Incentive Plan, filed as an Exhibit to ProAssurance’s Current Report on Form 8-K for event occurring May 14, 2013 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.*

10.12
ProAssurance Corporation 2014 Annual Incentive Plan, filed as an Exhibit to ProAssurance’s Definitive Proxy Statement (File No. 001-16533) filed on April 22, 2013 and incorporated herein by reference pursuant to SEC Rule 12b-32.*

10.13
Retention and Severance Compensation Agreement effective January 1, 2013, between ProAssurance and Mary Todd Peterson, filed as an Exhibit to ProAssurance's Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.*

10.14
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