Form 10-Q
period 2016-03-31
PROASSURANCE CORP
filed 2016-05-09
CIK 1127703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2016 or

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
As of April 29, 2016, there were 53,194,593 shares of the registrant’s common stock outstanding.

Glossary of Terms and Acronyms

When the following terms and acronyms appear in the text of this report, they have the meanings indicated below.

Term	Meaning
AOCI	Accumulated other comprehensive income (loss)
Board	Board of Directors of ProAssurance Corporation
BOLI	Business owned life insurance
Council of Lloyd's	The governing body for Lloyd's of London
DPAC	Deferred policy acquisition costs
Eastern Re	Eastern Re, LTD, S.P.C.
EBUB	Earned, but unbilled premium
FAL	Funds at Lloyd's
FASB	Financial Accounting Standards Board
FHLB	Federal Home Loan Bank
GAAP	Generally accepted accounting principles in the United States of America
HCPL	Healthcare professional liability
IRS	Internal Revenue Service
LLC	Limited liability company
Lloyd's	Lloyd's of London market
LP	Limited partnership
Medical Technology Liability	Medical technology and life sciences products liability
NAV	Net asset value
NYSE	New York Stock Exchange
NRSRO	Nationally recognized statistical rating organization
OCI	Other comprehensive income (loss)
OTTI	Other-than-temporary impairment
PCAOB	Public Company Accounting Oversight Board
Revolving Credit Agreement	ProAssurance's $250 million revolving credit agreement
ROE	Return on equity
SEC	Securities and Exchange Commission
SPC	Segregated portfolio cell
Specialty P&C	Specialty Property and Casualty
Syndicate 1729	Lloyd's of London Syndicate 1729
Syndicate Credit Agreement	Unconditional revolving credit agreement with the Premium Trust Fund of Syndicate 1729
TIPS	Treasury Inflation Protected Securities
U.K.	United Kingdom of Great Britain and Northern Ireland
ULAE	Unallocated loss adjustment expense
VIE	Variable interest entity

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
Forward-looking statements relating to our business include among other things: statements concerning future liquidity and capital requirements, investment valuation and performance, return on equity, financial ratios, net income, premiums, losses and loss reserve, premium rates and retention of current business, competition and market conditions, the expansion of product lines, the development or acquisition of business, the availability of acceptable reinsurance, actions by regulators and rating agencies, court actions, legislative actions, payment or performance of obligations under indebtedness, payment of dividends, and other matters.
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

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share data)

	March 31, 2016	December 31, 2015
Assets
Investments
Fixed maturities, available for sale, at fair value; amortized cost, $2,681,385 and $2,722,063, respectively	$2,755,209	$2,760,287
Equity securities, trading, at fair value; cost, $324,731 and $319,320, respectively	328,472	322,353
Short-term investments	148,355	119,236
Business owned life insurance	57,672	57,213
Investment in unconsolidated subsidiaries	327,867	311,908
Other investments, $30,494 and $30,611 at fair value, respectively, otherwise at cost or amortized cost	80,700	79,133
Total Investments	3,698,275	3,650,130
Cash and cash equivalents	197,312	241,100
Premiums receivable	219,883	217,034
Receivable from reinsurers on paid losses and loss adjustment expenses	17,881	9,249
Receivable from reinsurers on unpaid losses and loss adjustment expenses	245,403	249,350
Prepaid reinsurance premiums	40,443	34,050
Deferred policy acquisition costs	44,958	44,388
Deferred tax asset, net	877	15,097
Real estate, net	38,450	38,470
Intangible assets	90,394	92,462
Goodwill	210,725	210,725
Other assets	89,898	103,966
Total Assets	$4,894,499	$4,906,021
Liabilities and Shareholders’ Equity
Liabilities
Policy liabilities and accruals
Reserve for losses and loss adjustment expenses	$2,005,770	$2,005,326
Unearned premiums	387,085	362,066
Reinsurance premiums payable	29,513	30,114
Total Policy Liabilities	2,422,368	2,397,506
Other liabilities	139,673	202,303
Debt less debt issuance costs	347,944	347,858
Total Liabilities	2,909,985	2,947,667
Shareholders’ Equity
Common shares, par value $0.01 per share, 100,000,000 shares authorized, 62,631,713 and 62,503,255 shares issued, respectively	626	625
Additional paid-in capital	366,727	365,399
Accumulated other comprehensive income (loss), net of deferred tax expense (benefit) of $25,232 and $12,972, respectively	47,115	23,855
Retained earnings	1,990,907	1,988,035
Treasury shares, at cost, 9,430,366 shares and 9,402,697 shares, respectively	(420,861)	(419,560)
Total Shareholders’ Equity	1,984,514	1,958,354
Total Liabilities and Shareholders’ Equity	$4,894,499	$4,906,021
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Changes in Capital (Unaudited)
(In thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2015	$625	$365,399	$23,855	$1,988,035	$(419,560)	$1,958,354
Common shares reacquired	—	—	—	—	(1,301)	(1,301)
Common shares issued for compensation and effect of shares reissued to stock purchase plan	—	1,509	—	—	—	1,509
Share-based compensation	—	2,715	—	—	—	2,715
Net effect of restricted and performance shares issued and stock options exercised	1	(2,896)	—	—	—	(2,895)
Dividends to shareholders	—	—	—	(16,445)	—	(16,445)
Other comprehensive income (loss)	—	—	23,260	—	—	23,260
Net income	—	—	—	19,317	—	19,317
Balance at March 31, 2016	$626	$366,727	$47,115	$1,990,907	$(420,861)	$1,984,514

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2014	$623	$359,577	$58,204	$1,991,704	$(252,164)	$2,157,944
Common shares reacquired	—	—	—	—	(57,157)	(57,157)
Common shares issued for compensation and effect of shares reissued to stock purchase plan	—	1,270	—	—	—	1,270
Share-based compensation	—	2,703	—	—	—	2,703
Net effect of restricted and performance shares issued and stock options exercised	2	(4,415)	—	—	—	(4,413)
Dividends to shareholders	—	—	—	(17,190)	—	(17,190)
Other comprehensive income (loss)	—	—	7,673	—	—	7,673
Net income	—	—	—	37,814	—	37,814
Balance at March 31, 2015	$625	$359,135	$65,877	$2,012,328	$(309,321)	$2,128,644
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31
	2016	2015
Revenues
Net premiums earned	$177,579	$171,899
Net investment income	25,440	27,304
Equity in earnings (loss) of unconsolidated subsidiaries	(3,634)	1,622
Net realized investment gains (losses):
Other-than-temporary impairment (OTTI) losses	(10,734)	(3,271)
Portion of OTTI losses recognized in other comprehensive income before taxes	1,068	1,441
Net impairment losses recognized in earnings	(9,666)	(1,830)
Other net realized investment gains (losses)	1,314	6,669
Total net realized investment gains (losses)	(8,352)	4,839
Other income	2,354	2,169
Total revenues	193,387	207,833
Expenses
Losses and loss adjustment expenses	128,186	118,169
Reinsurance recoveries	(17,231)	(13,029)
Net losses and loss adjustment expenses	110,955	105,140
Underwriting, policy acquisition and operating expenses	56,889	51,356
Segregated portfolio cells dividend expense (income)	1,176	2,184
Interest expense	3,686	3,631
Total expenses	172,706	162,311
Income before income taxes	20,681	45,522
Provision for income taxes
Current expense (benefit)	(651)	352
Deferred expense (benefit)	2,015	7,356
Total income tax expense (benefit)	1,364	7,708
Net income	19,317	37,814
Other comprehensive income (loss), after tax, net of reclassification adjustments	23,260	7,673
Comprehensive income	$42,577	$45,487
Earnings per share:
Basic	$0.36	$0.67
Diluted	$0.36	$0.67
Weighted average number of common shares outstanding:
Basic	53,157	56,592
Diluted	53,346	56,813
Cash dividends declared per common share	$0.31	$0.31
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended March 31
	2016	2015
Operating Activities
Net income	$19,317	$37,814
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation and amortization, net of accretion	8,853	9,568
(Increase) decrease in cash surrender value of BOLI	(460)	(456)
Net realized investment (gains) losses	8,352	(4,839)
Share-based compensation	2,715	2,703
Deferred income taxes	2,015	7,356
Policy acquisition costs, net amortization (net deferral)	(570)	(2,164)
Equity in earnings of unconsolidated subsidiaries, excluding income distributions received	3,411	(899)
Other	971	(983)
Other changes in assets and liabilities, excluding effect of business combinations:
Premiums receivable	(2,849)	(6,744)
Reinsurance related assets and liabilities*	(11,679)	(1,346)
Other assets	15,782	(3,919)
Reserve for losses and loss adjustment expenses	444	(14,036)
Unearned premiums	25,019	27,623
Other liabilities	(14,339)	(12,835)
Net cash provided (used) by operating activities*	56,982	36,843
Investing Activities
Purchases of:
Fixed maturities, available for sale	(199,590)	(215,122)
Equity securities, trading	(23,746)	(97,626)
Other investments	(9,623)	(9,288)
Funding of qualified affordable housing tax credit limited partnerships	(702)	(590)
Investment in unconsolidated subsidiaries	(20,581)	(15,416)
Proceeds from sales or maturities of:
Fixed maturities, available for sale	225,897	323,386
Equity securities, trading	20,496	82,984
Other investments	4,830	3,052
Distributions from unconsolidated subsidiaries	1,643	4,159
Net sales or maturities (purchases) of short-term investments	(29,130)	16,479
Unsettled security transactions, net change	(229)	9,246
Other	(1,100)	(2,857)
Net cash provided (used) by investing activities	(31,835)	98,407
Continued on following page.

	Three Months Ended March 31
	2016	2015
Financing Activities
Borrowing under revolving credit agreement	—	100,000
Repurchase of common stock	(1,301)	(57,157)
Dividends to shareholders	(69,438)	(167,211)
External capital contribution received for segregated portfolio cells	4,336	—
Other	(2,532)	(4,346)
Net cash provided (used) by financing activities	(68,935)	(128,714)
Increase (decrease) in cash and cash equivalents	(43,788)	6,536
Cash and cash equivalents at beginning of period	241,100	197,040
Cash and cash equivalents at end of period	$197,312	$203,576
Significant non-cash transactions
Dividends declared and not yet paid	$16,445	$17,190
*Reflects receipt of proceeds from a commutation with Syndicate 1729 of $16.0 million. Due to the reporting delay, ProAssurance's pro rata share ($9.2 million) of the offsetting disbursement made by Syndicate 1729 will be recorded in the second quarter of 2016.

See accompanying notes.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2016

1. Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of ProAssurance Corporation and its consolidated subsidiaries (ProAssurance, PRA or the Company). The financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring adjustments, have been included. ProAssurance’s results for the three-month period ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes contained in ProAssurance’s December 31, 2015 report on Form 10-K. In connection with its preparation of the Condensed Consolidated Financial Statements, ProAssurance evaluated events that occurred subsequent to March 31, 2016 for recognition or disclosure in its financial statements and notes to financial statements.
ProAssurance operates in four reportable segments as follows: Specialty P&C, Workers' Compensation, Lloyd's Syndicate, and Corporate. For more information on the nature of products and services provided and for financial information by segment, refer to Note 12 of the Notes to Condensed Consolidated Financial Statements.
Reclassifications
On January 1, 2016 in accordance with adopted guidance, ProAssurance began presenting debt issuance costs as a direct deduction from the carrying amount of debt on the Condensed Consolidated Balance Sheet, and the December 31, 2015 Condensed Consolidated Balance Sheet has been conformed to the current presentation. Previously, debt issuance costs ($2.1 million at December 31, 2015) were reported in Other assets.
Other Liabilities
Other liabilities consisted of the following:

(In millions)	March 31, 2016	December 31, 2015
SPC dividends payable	$23.1	$16.7
Unpaid dividends	16.4	69.4
All other	100.2	116.2
Total other liabilities	$139.7	$202.3
SPC dividends payable are the cumulative undistributed earnings contractually payable to the external preferred shareholders of SPCs operated by ProAssurance's Cayman Islands subsidiary, Eastern Re.
Unpaid dividends represent common stock dividends declared by ProAssurance's Board of Directors that had not yet been paid. Unpaid dividends at December 31, 2015 reflect a special dividend declared in late 2015 that was paid in January 2016.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2016

Accounting Changes Adopted
Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved After the Requisite Service Period
Effective for fiscal years beginning after December 15, 2015, the FASB issued guidance for share-based payments in which the terms of the award provide that a performance target can be achieved after completion of the requisite service period. The new guidance provides that compensation cost for such awards is to be recognized in the period in which it becomes probable that the performance target will be achieved and is to represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. ProAssurance adopted the guidance as of January 1, 2016. Adoption of the guidance had no effect on ProAssurance’s results of operations or financial position as ProAssurance has no awards with performance targets extending beyond the requisite service period.
Simplifying the Presentation of Debt Issuance Costs
Effective for fiscal years beginning after December 15, 2015, the FASB issued guidance related to the presentation of debt issuance costs. The new guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Related guidance issued by the SEC permits issuance costs associated with line-of-credit arrangements to be presented as an asset and subsequently amortized proportionally over the term of the arrangement. ProAssurance adopted the guidance as of January 1, 2016. Adoption of the guidance had no material effect on ProAssurance’s results of operations or financial position as it affected disclosure only.
Amendments to the Consolidation Analysis
Effective for fiscal years beginning after December 15, 2015, the FASB issued additional guidance regarding the consolidation of legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). The new standard modifies the evaluation of whether or not entities are VIEs and the consolidation analysis to be performed by entities involved with VIEs, particularly VIE's for which there are fee arrangements and related party relationships. ProAssurance retrospectively adopted the guidance as of January 1, 2016. Adoption of the guidance had no material effect on ProAssurance’s results of operations or financial position as it affected disclosure only.
Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement
Effective for fiscal years beginning after December 15, 2015, the FASB issued additional guidance regarding accounting for cloud computing arrangements. Under the new guidance, the software license elements of cloud computing arrangements are to be accounted for in a manner that is consistent with the acquisition of other software licenses. Cloud computing arrangements that do not include a software license are to be accounted for as a service contract, following existing guidance for service contracts. ProAssurance adopted the guidance on a prospective basis as of January 1, 2016. Adoption of the guidance had no material effect on ProAssurance’s results of operations or financial position.
Disclosures about Short-Duration Contracts
Effective for fiscal years beginning after December 15, 2015 and interim periods within fiscal years beginning after December 15, 2016, the FASB issued guidance that requires insurance entities that issue short-duration contracts to provide detailed disclosures relative to the reserve for losses and loss adjustment expenses in annual reporting periods and a roll-forward of the reserve for losses and loss adjustment expenses in interim reporting periods. The guidance also requires disclosures regarding significant changes in the methodologies and assumptions used to calculate the reserve for losses and loss adjustment expenses, including reasons for and the effects of such changes. ProAssurance adopted the guidance as of January 1, 2016. Adoption of the guidance affects disclosures for the fiscal year 2016 and interims periods thereafter and is not expected to have a material effect on ProAssurance's results of operations or financial position.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2016

Simplifying the Accounting for Measurement-Period Adjustments
Effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years, the FASB issued guidance that requires an acquirer to recognize adjustments to estimated amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. An acquirer must also record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the estimated amounts, calculated as if the accounting had been completed at the acquisition date. The amendments also require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the estimated amounts had been recognized as of the acquisition date. ProAssurance adopted the guidance as of January 1, 2016. Adoption of the guidance had no material effect on ProAssurance’s results of operations or financial position.
Accounting Changes Not Yet Adopted
Revenue from Contracts with Customers
Effective for fiscal years beginning after December 15, 2017, the FASB issued guidance related to revenue from contracts with customers. The core principle of the new guidance is that revenue is recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ProAssurance plans to adopt the guidance beginning January 1, 2018. As the majority of ProAssurance's revenues come from insurance contracts which fall under the scope of other FASB standards, adoption of the guidance is expected to have no material effect on ProAssurance’s results of operations or financial position.
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
Leases
Effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, the FASB issued guidance that requires a lessee to recognize for all leases (with the exception of short-term leases) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis, and a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. ProAssurance plans to adopt the guidance beginning January 1, 2019. Adoption of the guidance is not expected to have a material effect on ProAssurance’s results of operations or financial position as ProAssurance does not have any material leases.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2016

Simplifying the Transition to the Equity Method of Accounting
Effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years, the FASB issued guidance that eliminates the requirement for retroactive restatement when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence. The new guidance provides that the cost of acquiring an additional interest in an investee is to be added to the current basis of an investor’s previously held interest and the equity method of accounting adopted as of the date the investment becomes qualified for equity method accounting with no retroactive adjustment of the investment. If an available-for-sale equity security qualifies for the equity method of accounting the unrealized holding gain or loss in accumulated other comprehensive income is to be recognized through earnings at the date the investment becomes qualified for use of the equity method. ProAssurance plans to adopt the guidance beginning January 1, 2017. Adoption of the guidance is not expected to have a material effect on ProAssurance’s results of operations or financial position.
Improvements to Employee Share-Based Payment Accounting
Effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years, the FASB issued guidance that simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of cash flows, and the classification of awards as either equity or liabilities. Under the new guidance, the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes is to be recognized as income tax expense in the current period and included with other income tax cash flows as an operating activity. Also the threshold for equity classification has been revised to permit withholdings up to the maximum statutory tax rates in the applicable jurisdictions. ProAssurance plans to adopt the guidance beginning January 1, 2017. Adoption of the guidance is not expected to have a material effect on ProAssurance’s results of operations or financial position.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2016

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

Fair values of assets measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015 are shown in the following tables. Where applicable, the tables also indicate the fair value hierarchy of the valuation techniques utilized to determine those fair values. For some assets, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. When this is the case, the asset is categorized based on the level of the most significant input to the fair value measurement. Assessments of the significance of a particular input to the fair value measurement require judgment and consideration of factors specific to the assets being valued.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2016

	March 31, 2016
	Fair Value Measurements Using			Total
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Fixed maturities, available for sale
U.S. Treasury obligations	$—	$148,307	$—	$148,307
U.S. Government-sponsored enterprise obligations	—	26,478	—	26,478
State and municipal bonds	—	902,329	—	902,329
Corporate debt, multiple observable inputs	2,409	1,258,042	—	1,260,451
Corporate debt, limited observable inputs	—	—	13,649	13,649
Residential mortgage-backed securities	—	263,834	—	263,834
Agency commercial mortgage-backed securities	—	13,716	—	13,716
Other commercial mortgage-backed securities	—	26,238	—	26,238
Other asset-backed securities	—	96,119	4,088	100,207
Equity securities
Financial	71,380	—	—	71,380
Utilities/Energy	42,003	—	—	42,003
Consumer oriented	57,890	—	—	57,890
Industrial	50,531	—	—	50,531
Bond funds	75,862	—	—	75,862
All other	16,100	14,706	—	30,806
Short-term investments	144,335	2,462	1,558	148,355
Other investments	2,874	27,620	—	30,494
Total assets categorized within the fair value hierarchy	$463,384	$2,779,851	$19,295	3,262,530
LP/LLC interests carried at NAV which approximates fair value. These interests, reported as a part of Investment in unconsolidated subsidiaries, are not categorized within the fair value hierarchy.				177,830
Total assets at fair value				$3,440,360

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2016

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
The fair values for securities included in the Level 2 category, with the few exceptions described below, were developed by one of several third party, nationally recognized pricing services, including services that price only certain types of securities. Each service uses complex methodologies to determine values for securities and subject the values they develop to quality control reviews. Management selected a primary source for each type of security in the portfolio and reviewed the values provided for reasonableness by comparing data to alternate pricing services and to available market and trade data. Values that appeared inconsistent were further reviewed for appropriateness. Any value that did not appear reasonable was discussed with the service that provided the value and would have been adjusted, if necessary. No such adjustments were necessary in 2016 or 2015.
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
March 31, 2016

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

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2016

Level 3 Valuation Methodologies
Corporate debt with limited observable inputs consisted of corporate bonds valued using dealer quotes for similar securities or discounted cash flow models using yields currently available for similar securities. Similar securities are defined as securities of comparable credit quality that have like terms and payment features. Assessments of credit quality were based on NRSRO ratings, if available, or were subjectively determined by management if not available. At March 31, 2016, 83% of the securities were rated; the average rating was A-. At December 31, 2015, 83% of the securities were rated; the average rating was A-.
Other asset-backed securities consisted of securitizations of receivables valued using dealer quotes for similar securities or discounted cash flow models using yields currently available for similar securities.
Short-term investments consisted of corporate bonds valued using dealer quotes for similar securities or discounted cash flow models using yields currently available for similar securities. Similar securities are defined as securities of comparable credit quality that have like terms and payment features.
Quantitative Information Regarding Level 3 Valuations

	Fair Value at
(In millions)	March 31, 2016	December 31, 2015	Valuation Technique	Unobservable Input	Range (Weighted Average)
Assets:
Corporate debt with limited observable inputs	$13.6	$14.5	Market Comparable Securities	Comparability Adjustment	0% - 5% (2.5%)
			Discounted Cash Flows	Comparability Adjustment	0% - 5% (2.5%)
Other asset-backed securities	$4.1	$0.8	Market Comparable Securities	Comparability Adjustment	0% - 5% (2.5%)
			Discounted Cash Flows	Comparability Adjustment	0% - 5% (2.5%)
Short-term investments	$1.6	$—	Market Comparable Securities	Comparability Adjustment	0% - 5% (2.5%)
			Discounted Cash Flows	Comparability Adjustment	0% - 5% (2.5%)
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
March 31, 2016

Fair Value Measurements - Level 3 Assets
The following tables (the Level 3 Tables) present summary information regarding changes in the fair value of assets measured at fair value using Level 3 inputs.

	March 31, 2016
	Level 3 Fair Value Measurements – Assets
(In thousands)	State and Municipal Bonds	Corporate Debt	Asset-backed Securities	All other investments	Total
Balance December 31, 2015	$—	$14,500	$757	$—	$15,257
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Net investment income	—	(14)	—	(1)	(15)
Net realized investment gains (losses)	—	(75)	—	—	(75)
Included in other comprehensive income	—	(75)	(2)	(1)	(78)
Purchases	—	—	3,500	1,560	5,060
Sales	—	(681)	(167)	—	(848)
Transfers in	—	—	—	—	—
Transfers out	—	(6)	—	—	(6)
Balance March 31, 2016	$—	$13,649	$4,088	$1,558	$19,295
Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets held at period-end	$—	$—	$—	$—	$—

	March 31, 2015
	Level 3 Fair Value Measurements – Assets
(In thousands)	State and Municipal Bonds	Corporate Debt	Asset-backed Securities	All other investments	Total
Balance December 31, 2014	$5,025	$13,081	$4,769	$—	$22,875
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Net investment income	—	17	—	—	17
Net realized investment gains (losses)	—	2	—	—	2
Included in other comprehensive income	—	(283)	19	—	(264)
Purchases	—	1,516	—	—	1,516
Sales	—	(301)	—	—	(301)
Transfers in	—	—	—	—	—
Transfers out	—	(4,055)	—	—	(4,055)
Balance March 31, 2015	$5,025	$9,977	$4,788	$—	$19,790
Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets held at period-end	$—	$—	$—	$—	$—

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2016

Transfers
There were no transfers between the Level 1 and Level 2 categories during the three months ended March 31, 2016 or 2015.
Transfers shown in the preceding Level 3 tables were as of the end of the period in which the transfer occurred. All transfers were to or from Level 2.
All transfers during the three months ended March 31, 2016 and 2015 related to securities held for which the level of market activity for identical or nearly identical securities varies from period to period. The securities were valued using multiple observable inputs when those inputs were available; otherwise the securities were valued using limited observable inputs.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2016

Fair Values Not Categorized
Investments in unconsolidated subsidiaries at both March 31, 2016 and December 31, 2015 included interests in investment fund LPs/LLCs that measure fund assets at fair value on a recurring basis and that provide a NAV for the interest. The carrying value of these interests is based on the NAV provided, and was considered to approximate the fair value of the interests. In accordance with GAAP, the fair value of these investments was not classified within the fair value hierarchy. Additional information regarding these investments is as follows:

	Unfunded Commitments	Fair Value
(In thousands)	March 31, 2016	March 31, 2016	December 31, 2015
Investments in LPs/LLCs:
Private debt funds (1)	$10,799	$52,860	$50,268
Long equity fund (2)	None	5,945	6,407
Long/short equity funds (3)	None	28,521	28,030
Non-public equity funds (4)	$46,443	68,734	65,722
Multi-strategy fund of funds (5)	None	7,975	8,252
Structured credit fund (6)	None	3,748	3,945
Long/short commodities fund (7)	None	10,047	—
		$177,830	$162,624

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

(2)
The fund is a LP that holds long equities of public international companies. Redemptions are allowed at the end of any calendar month with a prior notice requirement of 15 days and are paid within 10 days of the end of the calendar month of the redemption request.

(3)
Comprised of interests in multiple unrelated LP funds. The funds hold primarily long and short North American equities, and target absolute returns using strategies designed to take advantage of market opportunities. The funds generally permit quarterly or semi-annual capital redemptions subject to notice requirements of 30 to 90 days. For some funds, redemptions above specified thresholds (lowest threshold is 90%) may be only partially payable until after a fund audit is completed and are then payable within 30 days.

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

(5)
This fund is a LLC structured to build and manage low volatility, multi-manager portfolios that have little or no correlation to the broader fixed income and equity security markets. Redemptions are not permitted but offers to repurchase units of the LLC may be extended periodically.

(6)
This fund is a LP seeking to obtain superior risk-adjusted absolute returns by acquiring and actively managing a diversified portfolio of debt securities, including bonds, loans and other asset-backed instruments. Redemptions are allowed at any quarter-end with a prior notice requirement of 90 days.

(7)
This fund is a LLC invested across a broad range of commodities and focuses primarily on market neutral, relative value strategies, seeking to generate absolute returns with low correlation to broad commodity, equity and fixed income markets. Following an initial one year lock-up period, redemptions are allowed with a prior notice requirement of 30 days and are payable within 30 days.

ProAssurance may not sell, transfer or assign its interest in any of the above LPs/LLCs without special consent from the LP/LLC.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2016

Financial Instruments - Methodologies Other Than Fair Value
The following table provides the estimated fair value of our financial instruments that, in accordance with GAAP for the type of investment, are measured using a methodology other than fair value. All fair values provided fall within the Level 3 fair value category.

	March 31, 2016		December 31, 2015
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
BOLI	$57,672	$57,672	$57,213	$57,213
Other investments	50,206	53,803	48,522	51,646
Other assets	23,722	23,707	24,215	24,193
Financial liabilities:
Senior notes due 2023	$250,000	$270,355	$250,000	$261,308
Revolving credit agreement	100,000	100,000	100,000	100,000
Other liabilities	15,029	15,027	14,897	14,893
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
The fair value of the debt was estimated based on the present value of expected future cash outflows, discounted at rates available on the valuation date for similar debt issued by entities with a similar credit standing to ProAssurance.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2016

3. Investments
Available-for-sale securities at March 31, 2016 and December 31, 2015 included the following:

	March 31, 2016
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities
U.S. Treasury obligations	$145,191	$3,128	$12	$148,307
U.S. Government-sponsored enterprise obligations	25,457	1,023	2	26,478
State and municipal bonds	862,973	40,010	654	902,329
Corporate debt	1,252,021	35,495	13,416	1,274,100
Residential mortgage-backed securities	256,340	7,609	115	263,834
Agency commercial mortgage-backed securities	13,472	261	17	13,716
Other commercial mortgage-backed securities	26,009	297	68	26,238
Other asset-backed securities	99,922	385	100	100,207
	$2,681,385	$88,208	$14,384	$2,755,209

	December 31, 2015
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities
U.S. Treasury obligations	$122,855	$1,696	$659	$123,892
U.S. Government-sponsored enterprise obligations	25,456	927	49	26,334
State and municipal bonds	904,719	36,739	823	940,635
Corporate debt	1,296,128	24,720	29,162	1,291,686
Residential mortgage-backed securities	233,659	6,039	1,311	238,387
Agency commercial mortgage-backed securities	10,851	174	26	10,999
Other commercial mortgage-backed securities	29,983	354	203	30,134
Other asset-backed securities	98,412	54	246	98,220
	$2,722,063	$70,703	$32,479	$2,760,287

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2016

The recorded cost basis and estimated fair value of available-for-sale fixed maturities at March 31, 2016, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total Fair Value
Fixed maturities, available for sale
U.S. Treasury obligations	$145,191	$8,239	$122,464	$14,255	$3,349	$148,307
U.S. Government-sponsored enterprise obligations	25,457	2,472	16,157	6,093	1,756	26,478
State and municipal bonds	862,973	41,235	324,603	409,263	127,228	902,329
Corporate debt	1,252,021	86,049	724,590	433,918	29,543	1,274,100
Residential mortgage-backed securities	256,340					263,834
Agency commercial mortgage-backed securities	13,472					13,716
Other commercial mortgage-backed securities	26,009					26,238
Other asset-backed securities	99,922					100,207
	$2,681,385					$2,755,209
Excluding obligations of the U.S. Government or U.S. Government-sponsored enterprises, no investment in any entity or its affiliates exceeded 10% of Shareholders’ equity at March 31, 2016.
Cash and securities with a carrying value of $46.8 million at March 31, 2016 were on deposit with various state insurance departments to meet regulatory requirements. ProAssurance also held securities with a carrying value of $126.5 million at March 31, 2016 that are pledged as collateral security for advances under the Revolving Credit Agreement (see Note 8 of the Notes to Condensed Consolidated Financial Statements for additional detail on the Revolving Credit Agreement).
As a member of Lloyd's and a capital provider to Syndicate 1729, ProAssurance is required to maintain capital at Lloyd's, referred to as FAL. ProAssurance investments at March 31, 2016 included fixed maturities with a fair value of $94.0 million and short term investments with a fair value of approximately $2.6 million on deposit with Lloyd's in order to satisfy these FAL requirements.
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
Other Investments
Other investments at March 31, 2016 and December 31, 2015 were comprised as follows:

(In thousands)	March 31, 2016	December 31, 2015
Investments in LPs/LLCs, at cost	$46,719	$44,958
Convertible securities, at fair value	30,494	30,611
Other, principally FHLB capital stock, at cost	3,487	3,564
	$80,700	$79,133
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

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2016

Unconsolidated Subsidiaries
ProAssurance holds investments in unconsolidated subsidiaries, accounted for under the equity method. The investments include the following:

	March 31, 2016	Carrying Value
(In thousands)	Percentage Ownership	March 31, 2016	December 31, 2015
Investment in LPs/LLCs:
Qualified affordable housing tax credit partnerships	See below	$117,170	$121,550
Other tax credit partnerships	See below	10,214	8,362
All other LPs/LLCs	See below	200,483	181,996
		$327,867	$311,908
Qualified affordable housing tax credit partnership interests held by ProAssurance generate investment returns by providing tax benefits to fund investors in the form of tax credits and project operating losses. The carrying value of these investments reflects ProAssurance's total commitments (both funded and unfunded) to the partnerships. ProAssurance's ownership percentage relative to two of the tax credit partnership interests is almost 100%; these interests had a carrying value of $50.0 million at March 31, 2016. ProAssurance's ownership percentage relative to the remaining tax credit partnership interests is less than 20%; these interests had a carrying value of $67.2 million at March 31, 2016. ProAssurance does not have the ability to exert control over the partnerships; all are accounted for using the equity method.
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
As discussed in additional detail in Note 2 of the Notes to Condensed Consolidated Financial Statements, ProAssurance holds interests in certain LPs/LLCs that are investment funds which measure fund assets at fair value on a recurring basis and the fund managers provide a NAV for the interest. The carrying value of these interests is based on the NAV provided, and is considered to approximate the fair value of the interests; such interests totaled $177.8 million at March 31, 2016 and $162.6 million at December 31, 2015. ProAssurance also holds interests in other LPs/LLCs which are not considered to be investment funds; such interests totaled $22.7 million at March 31, 2016 and $19.4 million at December 31, 2015. ProAssurance's ownership percentage relative to two of the LPs/LLCs is greater than 25%, which is expected to be reduced as the funds mature and other investors participate in the fund; these investments had a carrying value of $8.2 million at March 31, 2016 and $8.3 million at December 31, 2015. ProAssurance's ownership percentage relative to the remaining LPs/LLCs is less than 25%; these interests had a carrying value of $192.3 million at March 31, 2016 and $173.7 million at December 31, 2015. ProAssurance does not have the ability to exert control over any of these funds.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2016

Investments Held in a Loss Position
The following tables provide summarized information with respect to investments held in an unrealized loss position at March 31, 2016 and December 31, 2015, including the length of time the investment had been held in a continuous unrealized loss position.

	March 31, 2016
	Total		Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Loss	Value	Loss	Value	Loss
Fixed maturities, available for sale
U.S. Treasury obligations	$12,688	$12	$9,408	$4	$3,280	$8
U.S. Government-sponsored enterprise obligations	424	2	—	—	424	2
State and municipal bonds	15,993	654	7,964	34	8,029	620
Corporate debt	273,750	13,416	171,968	5,729	101,782	7,687
Residential mortgage-backed securities	34,773	115	6,262	29	28,511	86
Agency commercial mortgage-backed securities	415	17	—	—	415	17
Other commercial mortgage-backed securities	10,659	68	7,328	48	3,331	20
Other asset-backed securities	39,089	100	35,864	96	3,225	4
	$387,791	$14,384	$238,794	$5,940	$148,997	$8,444
Other investments
Investments in LPs/LLCs carried at cost	$23,691	$—	$23,691	$—	$—	$—

	December 31, 2015
	Total		Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Loss	Value	Loss	Value	Loss
Fixed maturities, available for sale
U.S. Treasury obligations	$66,685	$658	$61,869	$591	$4,816	$67
U.S. Government-sponsored enterprise obligations	6,819	49	6,819	49	—	—
State and municipal bonds	46,193	823	36,822	703	9,371	120
Corporate debt	622,991	29,162	555,097	15,691	67,894	13,471
Residential mortgage-backed securities	87,567	1,311	78,961	1,095	8,606	216
Agency commercial mortgage-backed securities	409	26	—	—	409	26
Other commercial mortgage-backed securities	15,960	203	12,635	170	3,325	33
Other asset-backed securities	79,637	247	74,150	237	5,487	10
	$926,261	$32,479	$826,353	$18,536	$99,908	$13,943
As of March 31, 2016, excluding U.S. Government backed securities, there were 365 debt securities (13.9% of all available-for-sale fixed maturity securities held) in an unrealized loss position representing 284 issuers. The greatest and second greatest unrealized loss positions among those securities were approximately $0.7 million and $0.6 million, respectively. The securities were evaluated for impairment as of March 31, 2016.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2016

As of December 31, 2015, excluding U.S. Government backed securities, there were 773 debt securities (28.8% of all available-for-sale fixed maturity securities held) in an unrealized loss position representing 506 issuers. The greatest and second greatest unrealized loss position among those securities approximated $1.4 million and $1.3 million, respectively. The securities were evaluated for impairment as of December 31, 2015.
Each quarter, ProAssurance performs a detailed analysis for the purpose of assessing whether any of the securities it holds in an unrealized loss position have suffered an OTTI in value. A detailed discussion of the factors considered in the assessment is included in Note 1 of the Notes to Consolidated Financial Statements included in ProAssurance's December 31, 2015 Form 10-K.
Fixed maturity securities held in an unrealized loss position at March 31, 2016, excluding asset-backed securities, have paid all scheduled contractual payments and are expected to continue doing so. Expected future cash flows of asset-backed securities held in an unrealized loss position were estimated as part of the March 31, 2016 impairment evaluation using the most recently available six-month historical performance data for the collateral (loans) underlying the security or, if historical data was not available, sector based assumptions, and equaled or exceeded the current amortized cost basis of the security.
Net Investment Income
Net investment income by investment category was as follows:

	Three Months Ended March 31
(In thousands)	2016	2015
Fixed maturities	$22,575	$24,959
Equities	3,643	3,013
Short-term and Other investments	405	504
BOLI	460	456
Investment fees and expenses	(1,643)	(1,628)
Net investment income	$25,440	$27,304
Equity in Earnings (Loss) from Unconsolidated Subsidiaries
Equity in earnings (loss) from unconsolidated subsidiaries included losses from qualified affordable housing project tax credit investments of $5.2 million for the three-month period ended March 31, 2016, and $2.5 million for the three-month period ended March 31, 2015. The losses recorded reflect ProAssurance's allocable portion of partnership operating losses. ProAssurance recognized tax credits related to these qualified affordable housing investments that totaled $4.6 million for both the three-month periods ended March 31, 2016 and 2015. Tax credits recognized reduced income tax expense in the respective periods.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2016

Net Realized Investment Gains (Losses)
Realized investment gains and losses are recognized on the specific identification basis. The following table provides detailed information regarding net realized investment gains (losses):

	Three Months Ended March 31
(In thousands)	2016	2015
Total OTTI losses:
Corporate debt	$(7,604)	$(3,271)
Other investments	(3,130)	—
Portion recognized in OCI:
Corporate debt	1,068	1,441
Net impairments recognized in earnings	$(9,666)	$(1,830)
Gross realized gains, available-for-sale securities	3,185	4,013
Gross realized (losses), available-for-sale securities	(4,647)	(1,255)
Net realized gains (losses), trading securities	2,055	2,667
Net realized gains (losses), Other investments	52	116
Change in unrealized holding gains (losses), trading securities	733	858
Change in unrealized holding gains (losses), convertible securities, carried at fair value	(66)	270
Other	2	—
Net realized investment gains (losses)	$(8,352)	$4,839
During the first quarter of 2016, ProAssurance recognized OTTI through earnings of $6.5 million related to corporate bonds, including credit-related OTTI of $5.5 million related to debt instruments from ten issuers in the energy sector. The fair value of these bonds declined in the first quarter of 2016 as did the credit quality of the issuers and ProAssurance recognized credit-related OTTI to reduce the amortized cost basis of the bonds to the present value of future cash flows expected to be received from the bonds. ProAssurance also recognized non-credit impairments of $0.9 million in OCI relative to the bonds of these energy sector issuers, as the fair value of the bonds was less than the present value of the expected future cash flows from the securities.
ProAssurance recognized a $3.1 million OTTI in earnings for the 2016 three-month period related to an investment fund that is accounted for using the cost method (classified as Other investments). The fund is focused on the energy sector and securities held by the fund have declined in value. An OTTI was recognized to reduce ProAssurance's carrying value of the investment to the NAV reported by the fund.
During the first quarter of 2015, ProAssurance recognized credit-related impairments of $1.8 million related to investments in high-yield securities from three issuers in the energy industry. ProAssurance also recognized non-credit impairments of $1.4 million related to these securities as the fair value of the securities was less than the future cash flows expected to be received from the securities.
The following table presents a roll forward of cumulative credit losses recorded in earnings related to impaired debt securities for which a portion of the OTTI was recorded in OCI.

	Three Months Ended March 31
(In thousands)	2016	2015
Balance beginning of period	$5,751	$232
Additional credit losses recognized during the period, related to securities for which:
No OTTI has been previously recognized	2,398	1,830
OTTI has been previously recognized	2,154	—
Reductions due to:
Securities sold during the period (realized)	(3,744)	—
Balance March 31	$6,559	$2,062

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2016

Other information regarding sales and purchases of available-for-sale securities is as follows:

	Three Months Ended March 31
(In millions)	2016	2015
Proceeds from sales (exclusive of maturities and paydowns)	$109.9	$205.9
Purchases	$199.6	$215.1
4. Income Taxes
ProAssurance estimates its annual effective tax rate at the end of each quarterly reporting period and uses this estimated rate to record the provision for income taxes in the interim financial statements. The provision for income taxes is different from that which would be obtained by applying the statutory Federal income tax rate to income before taxes primarily because a portion of ProAssurance’s investment income is tax-exempt, and because ProAssurance utilizes tax credit benefits transferred from tax credit partnership investments. Also, in 2016 no U.K. tax expense was recognized relative to ProAssurance's pro rata portion of the operating profits of Syndicate 1729 as prior year operating losses were available to offset the profits. In 2015, no U.K. tax benefit was recognized relative to ProAssurance's pro rata portion of Syndicate 1729's operating losses as there was no income against which the losses could be offset.
ProAssurance had receivables for Federal and U.K. income taxes of $2.5 million at March 31, 2016 and $16.4 million at December 31, 2015, both carried as a part of Other assets. The liability for unrecognized tax benefits was $8.3 million at March 31, 2016 and $8.2 million at December 31, 2015.
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
Amortization of DPAC was $21.5 million and $19.0 million for the three months ended March 31, 2016 and 2015, respectively.
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
During the three months ended March 31, 2016, ProAssurance recognized favorable net loss development of $28.7 million, related to prior accident years. The favorable net loss development primarily reflected reductions in the Company's estimates of claims severity related to the 2009 through 2013 accident years.
For the three months ended March 31, 2015, ProAssurance recognized favorable net loss development of $33.5 million, to reflect reductions in estimated claims severity related to the 2008 through 2012 accident years.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2016

7. Commitments and Contingencies
ProAssurance is involved in various legal actions related to insurance policies and claims handling including, but not limited to, claims asserted by policyholders. These types of legal actions arise in the Company's ordinary course of business and, in accordance with GAAP for insurance entities, are considered as a part of the Company's loss reserving process, which is described in detail under the heading "Losses and Loss Adjustment Expenses" in the Accounting Policies section in Note 1 of the Notes to Consolidated Financial Statements in ProAssurance's 2015 Form 10-K.
ProAssurance has funding commitments primarily related to non-public investment entities totaling approximately $95.6 million, expected to be paid as follows: $60.1 million in 2016, $34.5 million in 2017 and 2018 combined, $0.3 million in 2019 and 2020 combined and $0.7 million thereafter. Of these funding commitments, $1.5 million are related to qualified affordable housing project tax credit investments and are expected to be paid as follows: $0.2 million in 2016, $0.3 million in 2017 and 2018 combined, $0.3 million in 2019 and 2020 combined and $0.7 million thereafter.
As a member of Lloyd's and a capital provider to Syndicate 1729, ProAssurance is required to provide capital, referred to as FAL. At March 31, 2016, ProAssurance was satisfying the FAL requirement with investment securities on deposit with Lloyd's with a carrying value of $96.6 million (see Note 3 of the Notes to Condensed Consolidated Financial Statements).
ProAssurance has issued an unconditional revolving credit agreement to the Premium Trust Fund of Syndicate 1729 for the purpose of providing working capital. Permitted borrowings were expanded from £10 million at March 31, 2016 to £20 million under an amended Syndicate Credit Agreement executed in April 2016. Under the amended Syndicate Credit Agreement advances bear interest at 3.8% annually, and may be repaid at any time but are repayable upon demand after December 31, 2019. As of March 31, 2016, £9.2 million (approximately $13.2 million) had been advanced under the Syndicate Credit Agreement.
8. Debt
ProAssurance’s outstanding debt consisted of the following:

(In thousands)	March 31, 2016	December 31, 2015
Senior notes due 2023, unsecured, interest at 5.3% annually	$250,000	$250,000
Revolving Credit Agreement, outstanding borrowings are fully secured, see Note 3, and carried at an interest rate of 1.12%. Outstanding borrowings are not permitted to exceed $250 million aggregately; Agreement expires in 2020. The interest rate on the borrowing is set at the time the borrowing is initiated or renewed. The current borrowing can be repaid or renewed in July 2016. If renewed, the interest rate will reset.	100,000	100,000
Total principal	$350,000	$350,000
Less debt issuance costs	2,056	2,142
Debt less debt issuance costs	$347,944	$347,858
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
Additional Information
For additional information regarding ProAssurance's debt, see Note 10 of the Notes to Consolidated Financial Statements included in ProAssurance's December 31, 2015 Form 10-K.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2016

9. Shareholders’ Equity
At March 31, 2016 and December 31, 2015, ProAssurance had 100 million shares of authorized common stock and 50 million shares of authorized preferred stock. The Board has the authority to determine provisions for the issuance of preferred shares, including the number of shares to be issued, the designations, powers, preferences and rights, and the qualifications, limitations or restrictions of such shares. To date, the Board has not approved the issuance of preferred stock.
ProAssurance declared cash dividends of $0.31 per share during the first quarters of both 2016 and 2015, totaling $16.4 million and $17.2 million, respectively.
At March 31, 2016, Board authorizations for the repurchase of common shares or the retirement of outstanding debt of $110.4 million remained available for use. ProAssurance repurchased approximately 27,700 shares at a cost of $1.3 million and 1.3 million shares at a cost of $57.2 million during the three-month periods ended March 31, 2016 and 2015, respectively.
Share-based compensation expense was $2.7 million for both the three months ended March 31, 2016 and 2015. Related tax benefits were $1.0 million and $0.9 million for the three months ended March 31, 2016 and 2015, respectively.
ProAssurance awarded approximately 109,200 restricted share units and 60,000 base performance share units to employees in February 2016. The fair value of each unit awarded was estimated at $45.58, equal to the market value of a ProAssurance common share on the date of grant less the estimated present value of dividends during the vesting period. All awards are charged to expense as an increase to equity over the service period (generally the vesting period) associated with the award. Restricted share units and performance share units vest in their entirety at the end of a three-year period following the grant date based on a continuous service requirement and, for performance share units, achievement of a performance objective. Partial vesting is permitted for retirees. A ProAssurance common share is issued for each unit once vesting requirements are met, except that units sufficient to satisfy required tax withholdings are paid in cash. The number of common shares issued for performance share units varies from 50% to 200% of base awards depending upon the degree to which stated performance objectives are achieved. ProAssurance issued approximately 22,000 and 72,000 common shares to employees in February 2016 related to restricted share units and performance share units, respectively, granted in 2013. Performance share units for the 2013 award were issued at levels ranging from 83% to 125%.
ProAssurance issued approximately 24,000 common shares to employees in February 2016 as bonus compensation, as approved by the Compensation Committee of the Board. The shares issued were valued at fair value (the market price of a ProAssurance common share on the date of award).
Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)
For the three months ended March 31, 2016 and March 31, 2015, OCI was primarily comprised of unrealized gains and losses, including non-credit impairment losses, arising during the period related to available-for-sale securities, less reclassification adjustments as shown in the table that follows, net of tax. For the three months ended March 31, 2016 and March 31, 2015, OCI also included gains of $0.3 million and losses of $1.0 million, respectively, net of tax, related to unrecognized changes in defined benefit plan liabilities from the reestimation of two defined benefit plans assumed in the Eastern acquisition. Both plans are frozen as to the earning of additional benefits, but the unrecognized plan benefit liability is reestimated annually.
At March 31, 2016 and December 31, 2015, AOCI was primarily comprised of unrealized gains and losses from available-for-sale securities, including non-credit impairments recognized in OCI of $0.9 million and $2.0 million, respectively, net of tax. At March 31, 2016 and December 31, 2015, AOCI also included losses of $0.7 million and $1.0 million, respectively, related to unrecognized changes in defined benefit plan liabilities, net of tax. All tax effects were computed using a 35% rate, with the exception of unrealized gains and losses on available for sale securities held at our U.K. entities which were immaterial in amount. OCI and AOCI also included immaterial amounts of foreign currency translation adjustments.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2016

Amounts reclassified from AOCI to net income and the amounts of deferred tax expense (benefit) included in OCI were as follows:

	Three Months Ended March 31
(In thousands)	2016	2015
Reclassifications from AOCI to net income, available-for-sale securities:
Realized investment gains (losses)	$(5,241)	$916
Non-credit impairment losses reclassified to earnings, due to sale of securities or reclassification as a credit loss	(2,758)	—
Total amounts reclassified, before tax effect	(7,999)	916
Tax effect (at 35%)	2,800	(321)
Net reclassification adjustments	$(5,199)	$595

Deferred tax expense (benefit) included in OCI	$12,260	$4,131
10. Variable Interest Entities
ProAssurance holds passive interests in a number of entities that are considered to be VIEs under GAAP guidance. As of January 1, 2016 ProAssurance has retrospectively adopted new guidance regarding the evaluation of whether or not entities are VIEs and the consolidation analysis required for VIEs (see Note 1 of the Notes to Condensed Consolidated Financial Statements). Adoption of the new guidance increased the number of ProAssurance investment interests considered to be interests in VIEs but did not require that any of the VIE interests be consolidated. ProAssurance's VIE interests principally consist of interests in LPs/LLCs formed for the purpose of achieving diversified equity and debt returns. ProAssurance's VIE interests carried as a part of Other investments totaled $27.6 million at March 31, 2016 and $26.0 million at December 31, 2015. ProAssurance's VIE interests carried as a part of Investment in unconsolidated subsidiaries totaled $278.9 million at March 31, 2016 and $275.0 million at December 31, 2015.
ProAssurance has not consolidated these VIEs because it has either very limited or no power to control the activities that most significantly affect the economic performance of these entities and is not the primary beneficiary of any of the entities. ProAssurance’s involvement with each entity is limited to its direct ownership interest in the entity. ProAssurance has no arrangements with any of the entities to provide other financial support to or on behalf of the entity. At March 31, 2016, ProAssurance’s maximum loss exposure relative to these investments was limited to the carrying value of ProAssurance’s investment in the VIE.
11. Earnings Per Share
Diluted weighted average shares is calculated as basic weighted average shares plus the effect, calculated using the treasury stock method, of assuming that dilutive stock options have been exercised and that performance, restricted and purchase share units have vested. All outstanding stock options, performance, restricted and purchase share units had a dilutive effect for the three months ended March 31, 2016 and 2015.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2016

12. Segment Information
ProAssurance operates in four segments that are organized around the nature of the products and services provided: Specialty P&C, Workers' Compensation, Lloyd's Syndicate, and Corporate. A description of each segment follows.
Specialty P&C is primarily focused on professional liability insurance and medical technology liability insurance. Professional liability insurance is primarily offered to healthcare providers and institutions and to attorneys and their firms. Medical technology liability insurance is offered for medical technology and life sciences companies that manufacture or distribute products including entities conducting human clinical trials. The Specialty P&C segment cedes certain premium to the Lloyd's Syndicate segment under a quota share agreement with Syndicate 1729. As discussed below, Syndicate 1729 operating results are reported on a quarter delay. For consistency purposes, results from this ceding arrangement, other than cash receipts or disbursements, have been reported within the Specialty P&C segment on the same one quarter delay.
Workers' Compensation provides workers' compensation products primarily to employers with 1,000 or fewer employees. The segment also offers alternative market solutions whereby policies written are 100% ceded either to captive insurers unaffiliated with ProAssurance or to SPCs operated by a wholly owned subsidiary of ProAssurance. The SPCs are fully or partially owned by the employer (or employer group, association or affiliate) insured by the policies ceded. Financial results (underwriting profit or loss, plus investment results) of the SPCs accrue to the owners of that cell.
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
The accounting policies of the segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements in ProAssurance’s December 31, 2015 report on Form 10-K and Note 1 of the Notes to Condensed Consolidated Financial Statements. ProAssurance evaluates performance of its Specialty P&C and Workers' Compensation segments based on before tax underwriting profit or loss, which excludes investment performance. Performance of the Lloyd's Syndicate segment is evaluated based on underwriting profit or loss, plus investment results of investment assets solely allocated to Syndicate 1729 operations, net of U.K. income tax expense. Performance of the Corporate segment is evaluated based on the contribution made to consolidated after tax results. ProAssurance accounts for inter-segment transactions as if the transactions were to third parties at current market prices. Assets are not allocated to segments because investments and other assets are not managed at the segment level.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2016

Financial data by segment were as follows:

	Three Months Ended March 31, 2016
(In thousands)	Specialty P&C	Workers' Compensation	Lloyd's Syndicate	Corporate	Inter-segment Eliminations	Consolidated
Net premiums earned	$110,755	$54,383	$12,441	$—	$—	$177,579
Net investment income	—	—	315	25,125	—	25,440
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	(3,634)	—	(3,634)
Net realized gains (losses)	—	—	(5)	(8,347)	—	(8,352)
Other income	1,276	471	252	458	(103)	2,354
Net losses and loss adjustment expenses*	(71,174)	(35,027)	(6,189)	—	1,435	(110,955)
Underwriting, policy acquisition and operating expenses*	(25,054)	(17,829)	(5,167)	(7,507)	(1,332)	(56,889)
Segregated portfolio cells dividend (expense) income	—	(1,176)	—	—	—	(1,176)
Interest expense	—	—	—	(3,686)	—	(3,686)
Income tax benefit (expense)	—	—	(84)	(1,280)	—	(1,364)
Segment operating results	$15,803	$822	$1,563	$1,129	$—	$19,317
Significant non-cash items:
Depreciation and amortization	$2,011	$1,404	$66	$5,372	$—	$8,853

	Three Months Ended March 31, 2015
(In thousands)	Specialty P&C	Workers' Compensation	Lloyd's Syndicate	Corporate	Inter-segment Eliminations	Consolidated
Net premiums earned	$114,864	$51,277	$5,758	$—	$—	$171,899
Net investment income	—	—	204	27,100	—	27,304
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	1,622	—	1,622
Net realized gains (losses)	—	—	11	4,828	—	4,839
Other income	1,496	137	490	157	(111)	2,169
Net losses and loss adjustment expenses	(69,030)	(32,102)	(4,008)	—	—	(105,140)
Underwriting, policy acquisition and operating expenses*	(27,159)	(15,358)	(3,580)	(5,370)	111	(51,356)
Segregated portfolio cells dividend expense (income)	—	(2,184)	—	—	—	(2,184)
Interest expense	—	—	—	(3,631)	—	(3,631)
Income tax benefit (expense)	—	—	—	(7,708)	—	(7,708)
Segment operating results	$20,171	$1,770	$(1,125)	$16,998	$—	$37,814
Significant non-cash items:
Depreciation and amortization	$2,163	$1,440	$130	$5,835	$—	$9,568
* Beginning in fourth quarter 2015, the portion of the management fee that is allocated to ULAE is eliminated in consolidation.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2016

The following table provides detailed information regarding ProAssurance's gross premiums earned by product as well as a reconciliation to net premiums earned. All gross premiums earned are from external customers except as noted. ProAssurance's insured risks are primarily within the United States.

	Three Months Ended March 31
(In thousands)	2016	2015
Specialty P&C Segment
Gross premiums earned:
Healthcare professional liability	$113,749	$115,831
Legal professional liability	6,614	7,200
Medical technology liability	8,550	8,972
Other	268	382
Less: Ceded premiums earned*	(18,426)	(17,521)
Segment net premiums earned	110,755	114,864

Workers' Compensation Segment
Gross premiums earned:
Traditional business	42,650	42,003
Alternative market business	18,294	15,730
Less: Ceded premiums earned	(6,561)	(6,456)
Segment net premiums earned	54,383	51,277

Lloyd's Syndicate Segment
Gross premiums earned:
Property and casualty*	13,373	6,537
Less: Ceded premiums earned	(932)	(779)
Segment net premiums earned	12,441	5,758

Consolidated net premiums earned	$177,579	$171,899
*Includes premium ceded from the Specialty P&C segment to the Lloyd's Syndicate segment of $3.6 million and $3.4 million for the three months ended March 31, 2016 and 2015, respectively.

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
ProAssurance Overview
We report our results in four distinct segments based on the operational focus of the segment. Our Specialty P&C segment includes our professional liability business and our medical technology and life sciences liability business. Our Workers' Compensation segment includes workers' compensation insurance for employers, groups and associations. Our Lloyd's Syndicate segment reflects operating results from our 58% participation in Syndicate 1729. Syndicate 1729 underwrites risks over a wide range of property and casualty insurance and reinsurance lines in both the U.S. and international markets. Our Corporate segment includes our U.S. investment operations which are managed at the corporate level, non-premium revenues generated outside of our insurance entities, corporate expenses, interest and U.S. income taxes. Additional information regarding our segments is included in Note 12 of the Notes to Condensed Consolidated Financial Statements and in Part I of our 2015 Form 10-K.
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
As of March 31, 2016 our reserve is almost entirely comprised of long-tail exposures. The estimation of long-tailed losses is inherently difficult and is subject to significant judgment on the part of management. Due to the nature of our claims, our loss costs, even for claims with similar characteristics, can vary significantly depending upon many factors, including but not limited to the specific characteristics of the claim and the manner in which the claim is resolved. Long-tailed insurance is characterized by the extended period of time typically required to assess the viability of a claim, potential damages, if any, and to then reach a resolution of the claim. The claims resolution process may extend to more than five years. The combination of continually changing conditions and the extended time required for claim resolution results in a loss cost estimation process that requires actuarial skill and the application of significant judgment, and such estimates require periodic modification.
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
Specialty P&C Segment. Professional and medical technology liability loss costs are impacted by many factors, including but not limited to, the nature of the claim, including whether or not the claim is an individual or a mass tort claim, the personal situation of the claimant or the claimant's family, the outcome of jury trials, the legislative and judicial climate where any potential litigation may occur, general economic conditions and, for claims involving bodily injury, the trend of healthcare costs. Within our Specialty P&C segment, for our HCPL business (79% of our consolidated gross reserve for losses and loss adjustment expenses as of December 31, 2015), we set an initial reserve using the average loss ratio used in our pricing, plus an additional provision in consideration of the historical loss volatility we and others in the industry have experienced. For our HCPL business our target loss ratio during recent accident years has approximated 75% and the provision for loss volatility has ranged from 8 to 10 percentage points, producing an overall average initial loss ratio for our HCPL business of approximately 87%. We believe use of a provision for volatility appropriately considers the inherent risks and limitations of our rate development process and the historic volatility of professional liability losses (the industry has experienced accident year loss ratios as high as 163% and as low as 53% over the past 30 years) and produces a reasonable best estimate of the reserve required to cover actual ultimate unpaid losses. A similar practice is followed for our legal professional liability business (5% of our consolidated gross reserve for losses and loss adjustment expenses as of December 31, 2015).
The risks insured in our medical technology liability business (6% of our consolidated gross reserve for losses and loss adjustment expenses as of December 31, 2015) are more varied, and policies are individually priced based on the risk characteristics of the policy. These policies often have significant deductibles or self-insured retentions and the insured risks range from startup operations to large, multinational entities. Premiums are established using our most recently developed actuarial estimates of losses expected to be incurred based on factors which include: results from prior analysis of similar business, industry indications, observed trends and judgment. Claims in this line of business primarily involve bodily injury to individuals and are affected by factors similar to those of our HCPL line of business. For the medical technology liability business, we also establish an initial reserve using a loss ratio approach, including a provision in consideration of historical loss volatility that this line of business has exhibited.
Workers' Compensation Segment. Many factors affect the ultimate losses incurred for our workers' compensation coverages (9% of our consolidated gross reserve for losses and loss adjustment expenses as of December 31, 2015), including, but not limited to, the type and severity of the injury, the age and occupation of the injured worker, the estimated length of disability, medical treatment and related costs, and the jurisdiction and workers' compensation laws of the injury occurrence. We use various actuarial methodologies in developing our workers’ compensation reserve combined with a review of the exposure base generally based upon payroll of the insured. For the current accident year, given the lack of seasoned information, the different actuarial methodologies produce results with significant variability; therefore, more emphasis is placed on supplementing results from the actuarial methodologies with trends in exposure base, medical expense inflation, general inflation, severity, and claim counts, among other things, to select an expected loss ratio.
Development of Prior Accident Years
We re-evaluate the reserve for prior accident years each period based on our most recently available claims data and currently available industry trend information. Changes to previously established reserve estimates are recognized in the current period if management’s best estimate of ultimate losses differs from the estimate previously established. While management considers a variety of variables in determining its best estimate, in general, as claims age, our methodologies give more weight to actual loss costs which, for the majority of our reserves, continue to indicate that ultimate loss costs will be lower than our previous estimates. The discussion in our Critical Accounting Estimates section in Item 7 of our 2015 Form 10-K includes additional information regarding the methodologies used to evaluate our reserve.
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

We recognized net favorable reserve development of $28.7 million during the three months ended March 31, 2016, of which $27.2 million related to our Specialty P&C segment, $1.1 million related to our Workers' Compensation segment and $0.4 million related to our Lloyd's Syndicate segment. The net favorable development recognized within the Specialty P&C segment was primarily attributable to the favorable resolution of HCPL claims during the period and an evaluation of established case reserves and paid claims data that indicated that the actual severity trend associated with the remaining HCPL claims is less than we had previously estimated. Net favorable development recognized within our Workers' Compensation segment includes amortization of the purchase accounting fair value adjustment of $0.4 million for the three months ended March 31, 2016; the remaining net favorable development of $0.7 million was attributable to our SPCs which are evaluated at the cell level. Because a relatively small number of claims are open per cell, the closing of claims can affect the actuarial projections for the remaining open claims in the cell to an extent that indicates development should be recognized for the cell.
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
For the 2004 to 2009 accident years, both our internal and consulting actuaries observed an unprecedented reduction in the frequency of HCPL claims (or number of claims per exposure unit) that cannot be attributed to any single factor. Since 2009, claim frequency has been relatively constant, at a lower level than had historically existed. For a number of years, we believed that much of the reduction in claim frequency was the result of a decline in the filing of non-meritorious lawsuits that had historically been dismissed or otherwise resulted in no payment of indemnity on behalf of our insureds. With fewer non-meritorious claims being filed we expected that the claims that were filed had the potential for greater average losses, or greater severity. To date, however, this effect has not materialized to the extent we anticipated. The uncertainty as to the impact this decline in frequency might ultimately have on the average cost of claims complicated the selection of an appropriate severity trend for our pricing model for these lines. It also made it more challenging to factor severity into the various actuarial methodologies we use to evaluate our reserve. Based on the weighted average of payments, typically 91% of our HCPL claims are resolved after eight years for a given accident year.
Although we remain uncertain regarding the ultimate severity trend to project into the future due to the long-tailed nature of our business, we have given consideration to observed loss costs in setting our rates. For our HCPL business this practice has resulted in rate reductions in recent years. For example, on average, excluding our podiatry business acquired in 2009, we have gradually reduced the premium rates we charge on our standard physician renewal business (our largest HCPL line) by approximately 17% from the beginning of 2006 to March 31, 2016. Loss ratios for the current accident years have thus remained fairly constant because expected loss reductions have been reflected in our rates.
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
Investment Valuations
We record the majority of our investments at fair value as shown in the table below. At March 31, 2016 the distribution of our investments based on GAAP fair value hierarchies (levels) was as follows:

	Distribution by GAAP Fair Value Hierarchy
	Level 1	Level 2	Level 3	Not Categorized	Total Investments
Investments recorded at:
Fair value	13%	75%	1%	4%	93%
Other valuations					7%
Total Investments					100%
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
Level 1 Investments
Fair values for a majority of our equity securities and portions of our corporate debt, short-term and convertible securities are determined using exchange traded prices. There is little judgment involved when fair value is determined using an exchange traded price. In accordance with GAAP, for disclosure purposes we classify securities valued using an exchange traded price as Level 1 securities.

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
Investments - Other Valuation Methodologies
Certain of our investments, in accordance with GAAP for the type of investment, are measured using methodologies other than fair value. At March 31, 2016 these investments represented approximately 7% of total investments and are detailed in the following table. Additional information about these investments is provided in Notes 2 and 3 of the Notes to Condensed Consolidated Financial Statements.

(In millions)	Carrying Value	GAAP Measurement Method
Other investments:
Investments in LPs	$46.7	Cost
Other, principally FHLB capital stock	3.5	Cost
	50.2
Investment in unconsolidated subsidiaries:
Investments in tax credit partnerships	127.4	Equity
Equity method LPs/LLCs	22.7	Equity
	150.1
BOLI	57.7	Cash surrender value
Total investments - Other valuation methodologies	$258.0
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
Deferred Policy Acquisition Costs
Policy acquisition costs (primarily commissions, premium taxes and underwriting salaries) which are directly related to the successful acquisition of new and renewal premiums are capitalized as DPAC and charged to expense, net of ceding commissions earned, as the related premium revenue is recognized. We evaluate the recoverability of our DPAC at the segment level each reporting period, and any amounts estimated to be unrecoverable are charged to expense in the current period. As of March 31, 2016 we have not determined that any amounts are unrecoverable.
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

Unrecognized Tax Benefits
We evaluate tax positions taken on tax returns and recognize positions in our financial statements when it is more likely than not that we will sustain the position upon resolution with a taxing authority. If recognized, the benefit is measured as the largest amount of benefit that has a greater than fifty percent probability of being realized. We review uncertain tax positions each period, considering changes in facts and circumstances, such as changes in tax law, interactions with taxing authorities and developments in case law, and make adjustments as we consider necessary. Adjustments to our unrecognized tax benefits may affect our income tax expense, and settlement of uncertain tax positions may require the use of cash. No significant adjustments were considered necessary during the first quarters of 2016 or 2015. At March 31, 2016, our liability for unrecognized tax benefits approximated $8.3 million.
Goodwill
We review goodwill for impairment annually on October 1 and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. Goodwill is tested for impairment at the reporting unit level. Our reporting units are consistent with the reportable segments identified in Note 12 of the Notes to Condensed Consolidated Financial Statements. Of the four reporting units, two have goodwill - Specialty P&C and Workers' Compensation. As of October 1, 2015, we performed a quantitative goodwill impairment test for both the Specialty P&C and Workers' Compensation units. As of October 1, 2015 fair values for both the Specialty P&C and Workers' Compensation reporting units exceeded the carrying amounts, and no goodwill impairment was recorded. There have been no events or changes in circumstances since that evaluation date that would indicate the carrying amount of goodwill is not recoverable. Additional information regarding our goodwill evaluation at the segment level is included in Note 1 of the Notes to Consolidated Financial Statements included in ProAssurance's December 31, 2015 Form 10-K.
Intangibles
Intangible assets with definite lives are amortized over the estimated useful life of the asset. Amortizable intangible assets primarily consist of agency and policyholder relationships, renewal rights and trade names. Intangible assets with an indefinite life, primarily state licenses, are not amortized. Intangible assets are evaluated for impairment on an annual basis. Additional information regarding intangible assets is included in Note 1 of the Notes to Consolidated Financial Statements included in ProAssurance's December 31, 2015 Form 10-K.
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
Accounting Changes
We are not aware of any accounting changes not yet adopted as of March 31, 2016 that would have a material effect on our results of operations or financial position. Note 1 of the Notes to Condensed Consolidated Financial Statements provides additional detail regarding accounting changes.

Liquidity and Capital Resources and Financial Condition
Overview
ProAssurance Corporation is a holding company and is a legal entity separate and distinct from its subsidiaries. The holding company has no substantial external revenues other than its investment revenues, and dividends from its operating subsidiaries represent a significant source of funds for its obligations, including debt service and shareholder dividends. At March 31, 2016, we held cash and liquid investments of approximately $196.1 million outside our insurance subsidiaries that were available for use without regulatory approval or other restriction. Our holding company also has an additional $100 million in permitted borrowings under its Revolving Credit Agreement, and an accordion feature, which if subscribed successfully, would allow another $50 million in available funds as discussed in this section under the heading "Debt."
In the aggregate, our domestic insurance subsidiaries would be permitted to pay dividends of approximately $165 million over the remainder of 2016 without the prior approval of state insurance regulators. The payment of any dividend requires prior notice to the insurance regulator in the state of domicile, and the regulator may reduce or prevent the dividend if, in its judgment, payment of the dividend would have an adverse effect on the surplus of the insurance subsidiary. We make the decision to pay dividends from an insurance subsidiary based on the capital needs of that subsidiary, and may pay less than the permitted dividend or may also request permission to pay an additional amount (an extraordinary dividend).
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
Operating cash flows compare as follows:

	Operating Cash Flow
	Three Months Ended March 31
(In millions)	2016	2015
Cash provided by operating activities	$57.0	$36.8

Change in Operating Cash Flows	2016 vs 2015	2015 vs 2014
Cash provided by operating activities, prior year	$36.8	$30.4
Increase (decrease) in operating cash flows attributable to:
Premium receipts	(3.3)	6.7
Payments to reinsurers	(4.3)	5.6
Losses paid, net of reinsurance recoveries	7.3	(10.7)
Cash received from investments	(2.6)	(4.1)
Cash paid for other expenses	7.3	—
Federal and state income tax payments	14.9	2.1
Cash flows produced by Lloyd's Syndicate operations	0.8	6.8
Other amounts not individually significant, net	0.1	—
Cash provided by operating activities, current year	$57.0	$36.8
Premium receipts. The decrease in premium receipts for 2016 was attributable to lower overall premium volume for our Specialty P&C segment. The increase in premium receipts for 2015 was primarily attributable to higher premium volume as compared to 2014, primarily within our Workers' Compensation segment, which more than offset the decline in our Specialty P&C segment.

Payments to reinsurers. Reinsurance contracts are generally for premiums written in a specific annual period, but, absent a commutation agreement, remain in effect until all claims under the contract have been resolved. Some contracts require annual settlements while others require settlement only after a number of years have elapsed, thus the amounts paid can vary widely from period to period.
Payments to reinsurers (increased) decreased as compared to the prior period as shown below:

	Three Months Ended March 31
(In millions)	2016 vs 2015	2015 vs 2014
Change in payments to reinsurers, exclusive of Syndicate 1729	$(4.5)	$8.9
Change in reinsurance paid to Syndicate 1729	0.2	(3.3)
	$(4.3)	$5.6
Exclusive of the effect of our quota share reinsurance agreement with Syndicate 1729, payments to reinsurers increased in 2016 as compared to 2015 but decreased in 2015 as compared to 2014. Cash flows resulting from premium adjustments on our excess of loss reinsurance arrangements can vary widely depending on the nature of changes to the estimated premium owed under these arrangements, at times resulting in the receipt of cash and other times resulting in cash disbursements. During both 2016 and 2015 such adjustments resulted in the receipt of cash, but receipts in 2015 were much more substantial than in 2016. In addition, only a portion of the 2016 adjustment has been received. In 2015 payments to reinsurers, exclusive of the effect of our quota share reinsurance agreement with Syndicate 1729, decreased as compared to 2014 primarily due to the expansion of our shared risks arrangements.
Payments to Syndicate 1729 were relatively flat in 2016 and increased in 2015 as compared to 2014 as 2014 was the initial year of the reinsurance program and no activity was reported during the first quarter 2014. Net operating cash flows of our Syndicate 1729 operations reflects the receipt of these payments, but are reported pro rata (58%) and on a one quarter delay.
Losses paid, net of reinsurance recoveries. The timing of our net loss payments varies from period to period because the process for resolving claims is complex and occurs at an uneven pace depending upon the circumstances of the individual claim.

	Three Months Ended March 31
(In millions)	2016 vs 2015	2015 vs 2014
Change in losses paid	$(13.0)	$(13.4)
Change in reinsurance recoveries	4.3	2.7
Cash received for reinsurance commutation	16.0	—
	$7.3	$(10.7)
During the first quarter 2016 we commuted the 2014 calendar year quota share reinsurance arrangement between our Specialty P&C segment and Syndicate 1729 which resulted in a cash receipt from Syndicate 1729 during the period and is reflected in the above table. Due to the delay in reporting Syndicate 1729 results, our pro rata (58%) share of the cash payment by Syndicate 1729 will be reflected in our operating cash flows in the second quarter of 2016.
Cash received from investments. Receipts from fixed income securities have declined due to a smaller fixed income portfolio. Also, the timing of dividend receipts and income distributions from our investment LPs/LLCs is uneven.
Cash paid for other expenses. The decrease in cash paid for other expenses in 2016 as compared to 2015 is primarily attributable to lower commissions and lower compensation related payments in the first quarter 2016 as well as the timing of certain cash payments for other expenses.

Federal and state income tax payments. Net tax payments (increased) decreased as compared to the prior period as shown below:

	Three Months Ended March 31
(In millions)	2016 vs 2015	2015 vs 2014
Change in amount of tax payments made for the prior tax year	$4.0	$(3.0)
Change in amount of excess tax benefits associated with share-based compensation	(0.2)	1.0
Refunds related to prior tax year	11.1	4.1
	$14.9	$2.1
Cash flows produced by Lloyd's Syndicate Operations. This represents our 58% share of Syndicate 1729 operating cash flows, reported on a one quarter delay. The large increase in operating cash flows in 2015 as compared to 2014 is due to nominal cash flow activity in 2014.

Reinsurance
Within our Specialty P&C segment, we use insurance and reinsurance (collectively, “reinsurance”) to provide capacity to write larger limits of liability, to provide reimbursement for losses incurred under the higher limit coverages we offer and to provide protection against losses in excess of policy limits. We also use risk sharing reinsurance arrangements, which provide custom insurance solutions for large customer groups, and have a quota share arrangement with Lloyd's Syndicate 1729 established to provide an initial premium base for Syndicate 1729. Within our Workers' Compensation segment, we use reinsurance to reduce our net liability on individual risks, to mitigate the effect of significant loss occurrences (including catastrophic events), to stabilize underwriting results, and to increase underwriting capacity by decreasing leverage. In both the Specialty P&C and Workers' Compensation segments, we use reinsurance in risk sharing arrangements, to align our objectives with those of our strategic business partners and to provide custom insurance solutions for large customer groups. The purchase of reinsurance does not relieve us from the ultimate risk on our policies, but it does provide reimbursement for certain losses we pay. We pay our reinsurers a premium in exchange for reinsurance of the risk. For our excess of loss arrangements, the premium due to the reinsurer is determined by the loss experience of the business reinsured, subject to certain minimum and maximum amounts. Until all loss amounts are known, we estimate the premium due to the reinsurer. Changes to the estimate of premium owed under reinsurance agreements related to prior periods are recorded in the period in which the change in estimate occurs and can have a significant effect on net premiums earned.
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
During the three months ended March 31, 2016, we wrote workers' compensation policies in our alternative market business generating premium of approximately $22.7 million under custom programs whereby the policies written are fully reinsured under 100% quota share agreements to the SPCs of our wholly owned subsidiary, Eastern Re, domiciled in the Cayman Islands, net of a ceding commission. The remaining premium written in our alternative market business of $3.7 million for the 2016 three-month period is 100% ceded to unaffiliated captive insurers.
Each SPC has preferred shareholders and the underwriting profit or loss of each cell accrues fully to these preferred shareholders. We participate as a preferred shareholder in certain SPCs. Our ownership interest in the SPCs for which we participate is as low as 25% and as high as 77.5%.
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
Litigation
We are involved in various legal actions related to insurance policies and claims handling including, but not limited to, claims asserted against us by policyholders. These types of legal actions arise in the ordinary course of business and, in accordance with GAAP for insurance entities, are generally considered as a part of our loss reserving process, which is described in detail in our Critical Accounting Estimates section under the heading "Reserve for Losses and Loss Adjustment Expenses." We also have other direct actions against the Company unrelated to our claims activity which we evaluate and account for as a part of our other liabilities. For these corporate legal actions, we evaluate each case separately and establish what we believe is an appropriate reserve based on GAAP guidance related to contingent liabilities. As of March 31, 2016 there were no material reserves established for corporate legal actions.

Investing Activities and Related Cash Flows
Our investments at March 31, 2016 and December 31, 2015 are comprised as follows:

	March 31, 2016		December 31, 2015
($ in thousands)	Carrying Value	% of Total Investment	Carrying Value	% of Total Investment
Fixed Maturities, Available for Sale
U.S. Treasury obligations	$148,307	4%	$123,892	3%
U.S. Government-sponsored enterprise obligations	26,478	1%	26,334	1%
State and municipal bonds	902,329	24%	940,635	26%
Corporate debt	1,274,100	34%	1,291,686	35%
Residential mortgage-backed securities	263,834	7%	238,387	7%
Commercial mortgage-backed securities	39,954	1%	41,133	1%
Other asset-backed securities	100,207	3%	98,220	3%
Total fixed maturities securities, available for sale	2,755,209	74%	2,760,287	76%

Equity securities, trading	328,472	9%	322,353	9%
Short-term investments	148,355	4%	119,236	3%
BOLI	57,672	2%	57,213	2%
Investment in unconsolidated subsidiaries	327,867	9%	311,908	9%
Other investments	80,700	2%	79,133	1%
Total Investments	$3,698,275	100%	$3,650,130	100%

The distribution of our investments in fixed-maturity securities by rating were as follows:

($ in thousands)	March 31, 2016		December 31, 2015
Rating	Carrying Value	% of Fixed Maturities	Carrying Value	% of Fixed Maturities
AAA	$740,785	27%	$688,449	25%
AA+	216,708	8%	224,956	8%
AA	259,976	9%	264,137	10%
AA-	258,176	9%	272,304	10%
A+	260,392	9%	270,140	10%
A	301,754	11%	320,424	12%
A-	250,789	9%	244,083	9%
BBB+	119,178	4%	133,778	5%
BBB	118,666	4%	115,902	4%
BBB-	47,432	2%	46,892	2%
Below investment grade	158,025	7%	156,928	4%
Not rated	23,328	1%	22,294	1%
Total	$2,755,209	100%	$2,760,287	100%
A detailed listing of our investment holdings as of March 31, 2016 is located under the Financial Information header on the Investor Relations page of our website which can be reached directly at www.proassurance.com/investorrelations/supplemental.aspx, or through links from the Investor Relations section of our website, Investor.Proassurance.com.
We manage our investments to ensure that we will have sufficient liquidity to meet our obligations, taking into consideration the timing of cash flows from our investments, including interest payments, dividends and principal payments, as well as the expected cash flows to be generated by our operations. In addition to the interest and dividends we will receive, we anticipate that between $50 million and $110 million of our investments will mature (or be paid down) each quarter over the next twelve months and become available, if needed, to meet our cash flow requirements. The primary outflow of cash at our insurance subsidiaries is related to paid losses and operating costs, including income taxes. The payment of individual claims cannot be predicted with certainty; therefore, we rely upon the history of paid claims in estimating the timing of future claims payments. To the extent that we may have an unanticipated shortfall in cash we may either liquidate securities or borrow funds under existing borrowing arrangements through our credit facility and the FHLB system. Currently, $150 million could be made available for use through our credit facility, as discussed in this section under the heading "Debt." Given the duration of our investments, we do not foresee a shortfall that would require us to meet operating cash needs through additional borrowings. Additional information regarding the credit facility is detailed in Note 8 of the Notes to Consolidated Financial Statements.
As discussed in Note 3 of the Notes to Condensed Consolidated Financial Statements, our fixed maturity and short term investments include securities deposited with Lloyd's in order to meet our FAL requirement. At March 31, 2016 securities on deposit with Lloyd's included fixed maturities having a fair value of $94.0 million and short term investments with a fair value of $2.6 million.
Our investment portfolio continues to be primarily composed of high quality fixed income securities with approximately 92% of our fixed maturities being investment grade securities as determined by national rating agencies. The weighted average effective duration of our fixed maturity securities at March 31, 2016 was 3.43 years; the weighted average effective duration of our fixed maturity securities combined with our short-term securities was 3.26 years.
The carrying value and unfunded commitments for certain of our investments are the following:

	Carrying Value		March 31, 2016
($ in millions, except expected funding period)	March 31, 2016	December 31, 2015	Unfunded Commitment	Expected funding period in years
Qualified affordable housing project tax credit partnerships (1)	$117.2	$121.6	$1.5	6
Historic tax credit partnerships (2)	10.2	8.4	9.5	1
Investment fund LPs/LLCs (2)	247.2	227.0	84.6	3
Total	$374.6	$357.0	$95.6
(1) The carrying value reflects our total commitments (both funded and unfunded) to the partnerships, less amortization, since our initial investment. We fund these investments based on funding schedules maintained by the partnerships.

(2) The carrying value reflects our funded commitments less amortization.
Investment fund LPs/LLCs are by nature less liquid and may involve more risk than other investments. We manage our risk through diversification of asset class and geographic location. At March 31, 2016, we had investments in 20 separate investment funds with a total carrying value of $247.2 million (7% of our total investments). We review and monitor the performance of these investments on a quarterly basis.
Energy Sector Exposures
Our total energy related exposures approximated $198.6 million (approximately 5% of invested assets) at March 31, 2016. Our energy-related debt securities at March 31, 2016 included investments of $144.2 million (approximately $24.2 million below investment grade). We believe those in the energy sector have the most potential for future losses in the event of a continued and sustained decline in petroleum and petroleum product prices. At March 31, 2016, approximately 100% of our energy-related debt securities were rated; the average rating was BBB+. In addition, we held a $23.7 million investment in a mid-stream focused energy infrastructure limited partnership, which was impaired by $3.1 million in the quarter, and $30.7 million of energy related, dividend-paying blue chip shares and MLPs. We will continue to monitor developments within the energy sector and the credit risk associated with energy companies within our investment portfolio using publicly available financial and rating agency data.
Financing Activities and Related Cash Flows
Treasury Shares
We repurchased approximately 27,700 common shares, having a total cost of approximately $1.3 million, during the three-month period ended March 31, 2016. During the three-month period ended March 31, 2015 we repurchased approximately 1.3 million shares, having a total cost of approximately $57.2 million. Subsequent to March 31, 2016, primarily through our 10b5-1 plans, we repurchased approximately 7,100 common shares at a cost of approximately $0.3 million. As of April 29, 2016 our remaining Board authorization was approximately $110.1 million.

Shareholder Dividends
Our Board of Directors declared cash dividends of $0.31 per share during both the first quarters of 2016 and 2015. Dividends paid in the first quarters of 2016 and 2015 included special dividends of $1.00 and $2.65 per share, respectively, declared in the fourth quarters of 2015 and 2014, respectively. Any decision to pay future cash dividends is subject to the Board’s final determination after a comprehensive review of financial performance, future expectations and other factors deemed relevant by the Board.
Debt
At March 31, 2016 our debt included $250 million of outstanding unsecured senior notes. The notes bear interest at 5.3% annually and are due in 2023 although they may be redeemed in whole or part prior to maturity. There are no financial covenants associated with these notes.
We have available a Revolving Credit Agreement which may be used for general corporate purposes, including, but not limited to, short-term working capital, share repurchases as authorized by the Board, and support for other activities we enter into in the normal course of business. Our Revolving Credit Agreement, which has permitted borrowings of $200 million, may be expanded to $250 million through an accordion feature, which, if subscribed to successfully, would make available another $50 million. At March 31, 2016 we had borrowed $100 million under the Revolving Credit Agreement, on a fully secured basis. The borrowing at March 31, 2016 is repayable or renewable in July 2016, but repayment can be deferred until expiration of the Revolving Credit Agreement in June 2020. We are in compliance with the financial covenants of the Agreement.
Additional information regarding our debt is provided in Note 8 of the Notes to Condensed Consolidated Financial Statements.
We are a member of a number of FHLBs. Through membership, we have access to secured cash advances which can be used for liquidity purposes or other operational needs. To date, we have not established a FHLB line of credit or materially utilized our membership.

Results of Operations – Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015
Selected consolidated financial data for each period is summarized in the table below.

	Three Months Ended March 31
($ in thousands, except per share data)	2016	2015	Change
Revenues:
Net premiums written	$195,828	$197,613	$(1,785)
Net premiums earned	$177,579	$171,899	$5,680
Net investment result	21,806	28,926	(7,120)
Net realized investment gains (losses)	(8,352)	4,839	(13,191)
Other income	2,354	2,169	185
Total revenues	193,387	207,833	(14,446)
Expenses:
Losses and loss adjustment expenses	128,186	118,169	10,017
Reinsurance recoveries	(17,231)	(13,029)	(4,202)
Net losses and loss adjustment expenses	110,955	105,140	5,815
Underwriting, policy acquisition and operating expenses	56,889	51,356	5,533
Segregated portfolio cells dividend expense (income)	1,176	2,184	(1,008)
Interest expense	3,686	3,631	55
Total expenses	172,706	162,311	10,395
Income before income taxes	20,681	45,522	(24,841)
Income taxes	1,364	7,708	(6,344)
Net income	$19,317	$37,814	$(18,497)
Operating income	$24,763	$34,707	$(9,944)
Earnings per share:
Basic	$0.36	$0.67	$(0.31)
Diluted	$0.36	$0.67	$(0.31)
Operating earnings per share:
Basic	$0.47	$0.61	$(0.14)
Diluted	$0.46	$0.61	$(0.15)
Net loss ratio	62.5%	61.2%	1.3
Underwriting expense ratio	32.0%	29.9%	2.1
Combined ratio	94.5%	91.1%	3.4
Operating ratio	80.2%	75.2%	5.0
Effective tax rate	6.6%	16.9%	(10.3)
Return on equity*	3.9%	7.1%	(3.2)
* Annualized
In all tables that follow, the abbreviation "nm" indicates that the information or the percentage change is not meaningful.

Revenues
Our consolidated net premiums earned were as follows:

	Three Months Ended March 31
($ in thousands)	2016	2015	Change
Net Premiums Earned
Specialty P&C	$110,755	$114,864	$(4,109)	(3.6%)
Workers' Compensation	54,383	51,277	3,106	6.1%
Lloyd's Syndicate	12,441	5,758	6,683	116.1%
Consolidated total	$177,579	$171,899	$5,680	3.3%
Our net investment result, which includes both net investment income and earnings from unconsolidated subsidiaries, decreased $7.1 million or 24.6% for the 2016 three-month period, primarily due to a $5.3 million reduction in earnings from our unconsolidated subsidiaries, due both to greater tax credit partnership operating losses, which are offset by reductions in our tax provision, and a smaller contribution from our investment LPs/LLCs.
During the 2016 three-month period we had net realized investment losses of $8.4 million as compared to net realized investment gains of $4.8 million for the same respective period in 2015. OTTI recognized in earnings were $9.7 million for the three months ended March 31, 2016 and $1.8 million for the same respective period of 2015.
Expenses
The following table shows our net loss ratio by segment:

	Three Months Ended March 31
($ in millions)	2016	2015	Change
Current accident year net loss ratio
Consolidated ratio	78.6%	80.7%	(2.1)
Specialty P&C	88.8%	87.8%	1.0
Workers' Compensation	66.4%	65.9%	0.5
Lloyd's Syndicate	53.1%	69.6%	(16.5)

Calendar year net loss ratio
Consolidated ratio	62.5%	61.2%	1.3
Specialty P&C	64.3%	60.1%	4.2
Workers' Compensation	64.4%	62.6%	1.8
Lloyd's Syndicate	49.7%	69.6%	(19.9)

Favorable net loss development, prior accident years
Consolidated	$28.7	$33.5	$(4.8)
Specialty P&C	27.2	31.8	(4.6)
Workers' Compensation	1.1	1.7	(0.6)
Lloyd's Syndicate	0.4	—	0.4
Our consolidated current accident year net loss ratio decreased 2.1 percentage points for the 2016 three-month period as compared to 2015 with a majority of the decline in 2016 being driven by the effect of a lower loss ratio in our Lloyd's Syndicate segment and the effect of a change in expense allocations, as discussed below.
Our consolidated calendar year net loss ratio was lower than our consolidated current accident year net loss ratio due to the recognition of net favorable loss development in our Specialty P&C, Workers' Compensation and Lloyd's Syndicate segments as shown in the previous table.

Our underwriting expense ratio reflected the following:

	Three Months Ended March 31
	2016	2015	Change
Underwriting Expense Ratio
Consolidated	32.0%	29.9%	2.1
Specialty P&C	22.6%	23.6%	(1.0)
Workers' Compensation	32.8%	30.0%	2.8
Lloyd's Syndicate	41.5%	62.2%	(20.7)
Corporate*	4.2%	3.1%	1.1
* There are no net premiums earned associated with the Corporate segment. Ratio shown is the contribution of the Corporate segment to the consolidated ratio (Corporate expenses divided by consolidated net premium earned).

The 2016 increase in the consolidated expense ratio is primarily attributable to higher underwriting, policy acquisition and operating expenses during the period, the effect of which was offset to an extent by a 3.3% increase in net premiums earned.
DPAC amortization increased on a consolidated basis by $2.5 million or 13.4%, particularly so in the Lloyd's Syndicate segment. In our Lloyd's Syndicate segment, no underwriting salaries were capitalized as DPAC during 2014, the initial year of operations, as there was no established success rate. The result was a lower amount of DPAC amortization relative to earned premium for the first quarter of 2015 as compared to first quarter of 2016.
Excluding DPAC amortization, the components of the consolidated increase in underwriting, policy acquisition and operating expense were:

•	Expenses increased in our Corporate segment by $2.1 million in 2016 due to costs associated with a pre-acquisition liability from a discontinued operation and higher costs for technology enhancements.

•	Expenses in our Workers' Compensation segment increased $1.9 million and primarily consisted of an increase in compensation and related costs as well as pension settlement charges.

•
Consolidated underwriting, policy acquisition and operating expenses are $1.3 million higher and consolidated Loss and loss adjustment expenses are $1.3 million lower for the three months ended March 31, 2016 due to a change in expense allocations. The allocations did not affect consolidated net income, but did result in a 0.8 point decrease to our consolidated net loss ratio which was completely offset by a 0.8 point increase to our consolidated underwriting expense ratio.

Taxes
Our effective tax rate was 6.6% for the three months ended March 31, 2016, as compared to 16.9% for the same respective period in 2015. The reduction to the ratio for the three months ended March 31, 2016 was primarily due to the combined effect of lower pre-tax income and the utilization of more tax credits.

Operating Ratio and ROE
Our operating ratio (calculated as our combined ratio, less our investment income ratio) increased by 5.0 percentage points in the three-month period ending March 31, 2016. This increase principally reflected a higher net loss ratio due to a lower amount of prior year favorable development, a higher expense ratio due to an increase in operating expenses in our Workers' Compensation and Corporate segments and a lower investment ratio due to a decline in income from our fixed maturity securities.
ROE was 3.9% for the three-month period ending March 31, 2016 and was 7.1% for the same respective period of 2015.
Book Value per Share
We believe our commitment to share repurchases and the declaration of dividends are currently our most effective uses of capital even though, in the short-term, dividends and cumulative share repurchases above book value dampen growth in book value per share. Our book value per share at March 31, 2016 as compared to December 31, 2015 is shown in the following table.

Book Value Per Share
Book Value Per Share at December 31, 2015	$36.88
Increase (decrease) to book value per share during the three-month period ended March 31, 2016 attributable to:
Dividends declared	(0.31)
Repurchase of shares	0.06
Capital management activities	(0.25)
Net income	0.36
Increase in AOCI	0.44
Other	(0.13)
Book Value Per Share at March 31, 2016	$37.30

Non-GAAP Financial Measures
Operating income is a non-GAAP financial measure that is widely used to evaluate performance within the insurance sector. In calculating operating income, we have excluded the after-tax effects of net realized investment gains or losses and guaranty fund assessments or recoupments that do not reflect normal operating results. We believe operating income presents a useful view of the performance of our insurance operations, but should be considered in conjunction with net income computed in accordance with GAAP.
The following table is a reconciliation of Net income to Operating income:

	Three Months Ended March 31
(In thousands, except per share data)	2016	2015
Net income	$19,317	$37,814
Items excluded in the calculation of operating income:
Net realized investment (gains) losses	8,352	(4,839)
Guaranty fund assessments (recoupments)	27	59
Pre-tax effect of exclusions	8,379	(4,780)
Tax effect, at 35%	(2,933)	1,673
Operating income	$24,763	$34,707
Per diluted common share:
Net income	$0.36	$0.67
Effect of exclusions	0.10	(0.06)
Operating income per diluted common share	$0.46	$0.61
Note: The 35% rate above is the annual expected incremental tax rate associated with the taxable or tax deductible items listed. We record the provision for income taxes in our interim financial statements based upon our estimated annual effective tax rate. For the 2016 three-month period, the effective tax rate applied to these items in calculating net income was 6.6%.

Segment Operating Results - Specialty Property & Casualty
Our Specialty P&C segment focuses on professional liability insurance and medical technology liability insurance as discussed in Note 12 of the Notes to Condensed Consolidated Financial Statements. Specialty P&C segment operating results reflect pre-tax underwriting profit or loss from these insurance lines, exclusive of investment results, which are included in our Corporate segment. Segment operating results for the three months ended March 31, 2016 were $15.8 million as compared to $20.2 million for the same respective period of 2015, and included the following:

	Three Months Ended March 31
($ in thousands)	2016	2015	Change
Net premiums written	$119,662	$124,670	$(5,008)	(4.0%)
Net premiums earned	110,755	114,864	(4,109)	(3.6%)
Net losses and loss adjustment expenses	71,174	69,030	2,144	3.1%
Underwriting, policy acquisition and operating expenses	25,054	27,159	(2,105)	(7.8%)
Net loss ratio	64.3%	60.1%	4.2
Underwriting expense ratio	22.6%	23.6%	(1.0)
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
Gross, ceded and net premiums written were as follows:

	Three Months Ended March 31
($ in thousands)	2016	2015	Change
Gross premiums written	$138,246	$143,535	$(5,289)	(3.7%)
Less: Ceded premiums written	18,584	18,865	(281)	(1.5%)
Net premiums written	$119,662	$124,670	$(5,008)	(4.0%)

Gross Premiums Written
Gross premiums written by component were as follows:

	Three Months Ended March 31
($ in thousands)	2016	2015	Change
Professional liability
Physicians (1):
Twelve month term	$88,537	$93,775	$(5,238)	(5.6%)
Twenty-four month term	8,625	6,667	1,958	29.4%
Total Physicians	97,162	100,442	(3,280)	(3.3%)
Healthcare facilities (2)	12,676	12,011	665	5.5%
Other healthcare providers (3)	8,254	8,083	171	2.1%
Legal professionals (4)	7,880	9,473	(1,593)	(16.8%)
Tail coverages (5)	4,709	5,953	(1,244)	(20.9%)
Total professional liability	130,681	135,962	(5,281)	(3.9%)
Medical technology liability (6)	7,441	7,139	302	4.2%
Other	124	434	(310)	(71.4%)
Total	$138,246	$143,535	$(5,289)	(3.7%)

(1)
Physician policies were our greatest source of premium revenues in both 2016 and 2015. The decline in twelve month term policies was primarily due to retention losses in 2016 including the non-renewal of one large policy and the shifting of certain policies from a twelve month term to a twenty-four month term during 2016, partially offset by new business written and timing differences related to the renewal of certain other policies. We offer twenty-four month term policies to our physician insureds in one selected jurisdiction. The increase in twenty-four month premium as compared to 2015 was primarily due to the normal cycle of renewals (policies subject to renewal in 2016 were previously written in 2014 rather than in 2015) and to a lesser degree, the renewal of certain twelve month term policies as twenty-four month term as mentioned above.

(2)
Our healthcare facilities premium (which includes hospitals, surgery centers and other facilities) increased during the 2016 three-month period, primarily due to new business written partially offset by the non-renewal of one large policy.

(3)	Our other healthcare providers are primarily dentists, chiropractors and allied health professionals.

(4)
Our legal professionals policies are primarily individual and small group policies in select areas of practice. The decline in the legal professionals premium is primarily due to the non-renewal of several policies due to an increase in renewal pricing in certain states.

(5)
We offer extended reporting endorsement or "tail" coverage to insureds who discontinue their claims-made coverage with us, and we also periodically offer "tail" coverage through custom policies. The amount of tail coverage premium written can vary widely from period to period.

(6)
Our medical technology liability business is marketed throughout the United States; coverage is offered on a primary basis, within specified limits, to manufacturers and distributors of medical technology and life sciences products including entities conducting human clinical trials. In addition to the previously listed factors that affect our premium volume, our medical technology liability premium volume is impacted by the sales volume of insureds. The slight increase during the period was a result of new business written during the period, offset almost entirely by the loss of several large policies largely attributable to certain insureds merging with larger entities who are not insured by us as well as price competition.

New business written by component on a direct basis was as follows:

	Three Months Ended March 31
(In millions)	2016	2015
Physicians	$4.3	$7.4
Healthcare facilities	2.8	2.3
Other healthcare providers	0.7	0.7
Legal professionals	1.4	1.4
Medical technology liability	1.4	1.0
Total	$10.6	$12.8
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
Retention by component was as follows:

	Three Months Ended March 31
	2016	2015
Physicians	88%	85%
Healthcare facilities*	74%	92%
Other healthcare providers	87%	81%
Legal professionals*	71%	84%
Medical technology liability*	84%	89%
* See Gross Premiums Written section above for further explanation of YTD retention declines in 2016.
The pricing of our business includes the effects of filed rates, surcharges and discounts. We continue to base our pricing on expected losses, as indicated by our historical loss data and available industry loss data. We are committed to a rate structure that will allow us to fulfill our obligations to our insureds, while generating competitive returns for our shareholders.
Changes in renewal pricing by component was as follows:

Three Months Ended March 31
2016
Physicians	—%
Healthcare facilities	1%
Other healthcare providers	2%
Legal professionals	4%
Medical technology liability	(1%)
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

Ceded premiums written were as follows:

	Three Months Ended March 31
($ in thousands)	2016	2015	Change
Excess of loss reinsurance arrangements	$5,285	$7,304	$(2,019)	(27.6%)
Premium ceded to Syndicate 1729 (1)	4,514	4,770	(256)	(5.4%)
Other shared risk arrangements (2)	8,868	7,163	1,705	23.8%
Other ceded premiums written	2,227	2,568	(341)	(13.3%)
Reduction in premiums owed under reinsurance agreements, prior accident years, net (3)	(2,310)	(2,940)	630	21.4%
Total ceded premiums written	$18,584	$18,865	$(281)	(1.5%)

(1)
As previously discussed, we are a 58% participant in Syndicate 1729 and record our pro rata share of its operating results in our Lloyd's Syndicate segment on a quarter delay. We also record the cession within the Specialty P&C segment on a quarter delay as the amounts are not material and this permits the cession to be reported by both the Lloyd's Syndicate segment and the Specialty P&C segment in the same reporting period. Premium ceded to Syndicate 1729 reported for the 2016 and 2015 three-month periods in the table above reflected cessions that occurred during the fourth quarters of 2015 and 2014, respectively. As our premiums are earned, we recognize the related ceding commission income which reduces underwriting expense by offsetting DPAC amortization. The related ceding commission income was $1.2 million for the three-month period of 2016 and $1.3 million for the three-month period of 2015. For our consolidated results, eliminations of the inter-segment portion (58% of the Specialty P&C cession) of the transactions are also recorded on a quarter delay.

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

(3)
Given the length of time that it takes to resolve our claims, many years may elapse before all losses recoverable under a reinsurance arrangement are known. As a part of the process of estimating our loss reserve we also make estimates regarding the amounts recoverable under our reinsurance arrangements. As previously discussed, the premiums ultimately ceded under our excess of loss reinsurance arrangements are subject to the losses ceded under the arrangements. In both 2016 and 2015, on a net basis, we reduced our estimate of expected losses and associated recoveries for prior year ceded losses, as well as our estimate of ceded premiums owed to reinsurers. Changes to estimates of premiums ceded related to prior accident years are fully earned in the period the changes in estimates occur.

Ceded Premiums Ratio
As shown in the table below, our ceded premiums ratio was affected in both 2016 and 2015 by revisions to our estimate of premiums owed to reinsurers related to coverages provided in prior accident years.

	Three Months Ended March 31
	2016	2015	Change
Ceded premiums ratio, as reported	13.4%	13.1%	0.3
Less the effect of reduction in premiums owed under reinsurance agreements, prior accident years (as previously discussed)	(1.7%)	(2.0%)	0.3
Ratio, current accident year	15.1%	15.1%	—
The current accident year ceded premiums ratio remained flat for the 2016 three-month period when compared to the same period in 2015 primarily attributable to more favorable treaty terms in our excess of loss reinsurance arrangements offset primarily by an increase in premium ceded under our shared risk arrangements.

Net Premiums Earned
Net premiums earned were as follows:

	Three Months Ended March 31
($ in thousands)	2016	2015	Change
Gross premiums earned	$129,181	$132,385	$(3,204)	(2.4%)
Less: Ceded premiums earned	18,426	17,521	905	5.2%
Net premiums earned	$110,755	$114,864	$(4,109)	(3.6%)
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
The decrease in gross premiums earned in 2016 primarily reflected the pro rata effect of lower physician premiums written during the preceding twelve months. The increase in ceded premiums earned primarily reflected $6.2 million in premiums ceded under the quota share arrangement with Syndicate 1729 during the 2016 three-month period as compared to $5.9 million for the same respective period of 2015. In addition, for the 2016 three-month period, prior accident year ceded premiums reductions were $0.6 million lower than for the 2015 three-month period (see discussion under the heading "Ceded Premiums Written").
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

The following table summarizes calendar year net loss ratios by separating losses between the current accident year and all prior accident years. Additionally, the table shows our current accident year net loss ratio was affected by revisions to our estimate of premiums owed to reinsurers related to coverages provided in prior accident years. Net loss ratios for the period were as follows:

	Net Loss Ratios (1)
	Three Months Ended March 31
	2016	2015	Change
Calendar year net loss ratio	64.3%	60.1%	4.2
Less impact of prior accident years on the net loss ratio	(24.5%)	(27.7%)	3.2
Current accident year net loss ratio	88.8%	87.8%	1.0
Less estimated ratio increase (decrease) attributable to:
Ceded premium reductions, prior accident years (2)	(1.9%)	(2.3%)	0.4
Current accident year net loss ratio, excluding the effect of prior year ceded premium (3)	90.7%	90.1%	0.6

(1)	Net losses as specified divided by net premiums earned.

(2)
Reductions to premiums owed under reinsurance agreements for prior accident years increased net premiums earned (the denominator of the current accident year ratio) in both 2016 and 2015. See the discussion in the Premiums section for our Specialty P&C segment under the heading "Ceded Premiums Written" for additional information.

(3)
The current accident year net loss ratio increased for the 2016 three-month period when compared to the same respective period in 2015. During the quarter we increased our current accident year net loss ratio by 1.8 percentage points to include a provision for mass tort litigation in order to be more responsive to this mass tort exposure. The increase was partially offset by a lower allocation of compensation costs to ULAE, which accounted for a 1.4 percentage point decrease during the period.

We recognized net favorable loss development related to our previously established reserves of $27.2 million during the three months ended March 31, 2016, and $31.8 million during the same respective period of 2015. We re-evaluate our previously established reserve each quarter based on our most recently available claims data and currently available industry trend information. Development recognized during the three months ended March 31, 2016 principally related to accident years 2009 through 2013. Development recognized during the 2015 three-month period principally related to accident years 2008 through 2012.
A detailed discussion of factors influencing our recognition of loss development is included in our Critical Accounting Estimates section under the heading "Reserve for Losses and Loss Adjustment Expenses" and in our 2015 Form 10-K under the same heading. Assumptions used in establishing our reserve are regularly reviewed and updated by management as new data becomes available. Any adjustments necessary are reflected in the then current operations. Due to the size of our reserve, even a small percentage adjustment to the assumptions can have a material effect on our results of operations for the period in which the change is made, as was the case in both 2016 and 2015.
Underwriting, Policy Acquisition and Operating Expenses
Specialty P&C underwriting, policy acquisition and operating expenses were $25.1 million and $27.2 million for the three months ended March 31, 2016 and 2015, respectively, and were comprised as follows:

	Three Months Ended March 31
($ in millions)	2016	2015	Change
Specialty P&C segment:
DPAC amortization	$10,919	$12,341	$(1,422)	(11.5%)
Management fees	1,667	1,867	(200)	(10.7%)
Other underwriting and operating expenses	12,468	12,951	(483)	(3.7%)
Total	$25,054	$27,159	$(2,105)	(7.8%)
DPAC amortization. The decrease for the three months ended March 31, 2016 as compared to the same period in 2015 was due to lower gross earned premium for the 2016 period and to a $0.6 million increase in ceding commission income, which is an offset to expense.

Management fees. Pursuant to a management agreement, the operating subsidiaries within our Specialty P&C segment are charged a management fee by the Corporate segment for services provided, based on the extent to which services are provided to the subsidiary and the amount of premium written by the subsidiary. The terms of the management agreement were consistent between 2015 and 2016.
Other underwriting and operating expenses remained fairly consistent in the three months ended March 31, 2016 as compared to the same period in 2015 with no individually significant variances by expense category.
Underwriting Expense Ratio (the Expense Ratio)
The underwriting expense ratio for the Specialty P&C segment reflected a decrease in 2016 as compared to 2015, as shown below:

	Three Months Ended March 31
	2016	2015	Change
Underwriting expense ratio	22.6%	23.6%	(1.0)

The change in the ratio is principally attributable to the following:

(In percentage points)	Increase (decrease), 2016 versus 2015
Estimated ratio increase (decrease) attributable to:
Effect of 2016 reductions to both net earned premium and DPAC amortization	(0.4)
Effect of other expense reductions, including management fees	(0.6)
Net increase/(decrease) in ratio	(1.0)
The ratio was increased by the decline in net earned premium in 2016 but the increase was more than offset by the previously discussed reduction in DPAC amortization.

Segment Operating Results - Workers' Compensation
Our Workers' Compensation segment provides traditional workers' compensation insurance products to employers with 1,000 or fewer employees and alternative market solutions, as discussed in Note 12 of the Notes to Condensed Consolidated Financial Statements. Segment operating results reflect pre-tax underwriting profit or loss, exclusive of investment results which are included in our Corporate segment. Segment operating results for the three months ended March 31, 2016 were $0.8 million as compared to $1.8 million for the same respective period of 2015, and included the following:

	Three Months Ended March 31
($ in thousands)	2016	2015	Change
Net premiums written	$69,551	$68,934	$617	0.9%
Net premiums earned	54,383	51,277	3,106	6.1%
Net losses and loss adjustment expenses	35,027	32,102	2,925	9.1%
Underwriting, policy acquisition and operating expenses	17,829	15,358	2,471	16.1%
SPC dividend expense (income)	1,176	2,184	(1,008)	(46.2%)

Net loss ratio	64.4%	62.6%	1.8
Underwriting expense ratio	32.8%	30.0%	2.8
Premiums Written
Our workers’ compensation premium volume is driven by four primary factors: (1) the amount of new business written, (2) audit premium, (3) retention of our existing book of business, and (4) premium rates charged on our renewal book of business.
Gross, ceded and net premiums written were as follows:

	Three Months Ended March 31
($ in thousands)	2016*	2015	Change
Gross premiums written
Traditional business	$51,677	$53,150	$(1,473)	(2.8%)
Alternative market business	26,370	22,701	3,669	16.2%
Segment results	78,047	75,851	2,196	2.9%
Less: Ceded premiums written
Traditional business	2,500	3,199	(699)	(21.9%)
Alternative market business	5,996	3,718	2,278	61.3%
Segment results	8,496	6,917	1,579	22.8%
Net premiums written
Traditional business	49,177	49,951	(774)	(1.5%)
Alternative market business	20,374	18,983	1,391	7.3%
Segment results	$69,551	$68,934	$617	0.9%
* Traditional gross premiums written and alternative market ceded premiums written are reported net of alternative market premiums assumed by our traditional business totaling $0.3 million.
Our traditional workers’ compensation insurance products include guaranteed cost, dividend, deductible, and retrospectively-rated policies. Our alternative market business is 100% ceded to either the SPCs at our wholly owned Cayman Islands reinsurance subsidiary, Eastern Re, or to unaffiliated captive insurers. As of March 31, 2016, there were 23 (20 active) SPCs at Eastern Re and 4 active alternative market programs with unaffiliated captive insurers. We added a new alternative market program with an unaffiliated captive insurer during the first quarter of 2016 with direct premiums written of $1.9 million.
Additional information regarding the structure of the SPCs is included in the Underwriting, Policy Acquisition and Operating Expense section that follows.

Gross Premiums Written
Gross premiums written in our traditional and alternative market business for the three months ended March 31, 2016 and 2015 are reflected in the table on the previous page. The increase for the three-month period ended March 31, 2016, primarily reflected new business and an increase in the renewal retention rate, partially offset by renewal pricing decreases when compared to the same period in 2015. In our alternative market business, we renewed 100% of the existing programs eligible for renewal (nine total) and added the new alternative market program mentioned above.
New business, audit premium, retention and renewal price changes for both the traditional business and the alternative market business for 2016 and 2015 are shown in the table below:

	Three Months Ended March 31
	2016			2015
($ in millions)	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results
New business	$5.1	$4.3	$9.4	$9.8	$2.6	$12.4
Audit premium (including EBUB)	$1.5	$—	$1.5	$1.0	$0.4	$1.4
Retention rate (1)	87%	92%	88%	84%	95%	87%
Change in renewal pricing (2)	(2%)	(2%)	(2%)	—%	1%	1%
(1) We calculate our workers' compensation retention rate as annualized expiring renewed premium divided by all annualized expiring premium subject to renewal. Our retention rate can be impacted by various factors, including price or other competitive issues, insureds being acquired, or a decision not to renew based on our underwriting evaluation.
(2) The pricing of our business includes an assessment of the underlying policy exposure and the effects of current market conditions. We continue to base our pricing on expected losses, as indicated by our historical loss data. The renewal rate decreased in the first quarter 2016 and reflected the competitive workers’ compensation environment.

Ceded Premiums Written
Ceded premiums written reflected our external reinsurance programs and alternative market business ceded to unaffiliated captive insurance companies.
Ceded premiums written were as follows:

	Three Months Ended March 31
($ in thousands)	2016	2015	Change
Premiums ceded to external reinsurers
Traditional business	$2,481	$2,664	$(183)	(6.9%)
Alternative market business	2,326	1,672	654	39.1%
Segment results	4,807	4,336	471	10.9%
Change in return premium estimate under external reinsurance
Traditional business	19	535	(516)	(96.4%)
Alternative market business	—	—	—	nm
Segment results	19	535	(516)	(96.4%)
Premiums ceded to unaffiliated captive insurers
Traditional business	—	—	—	nm
Alternative market business	3,670	2,046	1,624	79.4%
Segment results	3,670	2,046	1,624	79.4%
Total ceded premiums written
Traditional business	2,500	3,199	(699)	(21.9%)
Alternative market business	5,996	3,718	2,278	61.3%
Segment results	$8,496	$6,917	$1,579	22.8%
We retain the first $0.5 million in risk insured by us on our traditional business and cede losses in excess of this amount on each loss occurrence under our primary external reinsurance contract. The traditional external reinsurance contract contains a return premium provision under which we estimate return premium based on the underlying loss experience of policies covered under the contract. Changes in the return premium estimate reflect the loss experience under the reinsurance contract for the three months ended March 31, 2016 and 2015. In our alternative market business, the risk retention for each loss occurrence ranges from $0.3 million to $0.35 million based on the alternative market program. We cede 100% of premiums written under four alternative market programs to unaffiliated captive insurers.
Premiums ceded to external reinsurers in our traditional business decreased during the three months ended March 31, 2016, which primarily reflected a reduction in reinsurance rates. The return premium estimate, which reflected loss experience on reinsurance contract years prior to 2014, remained consistent during the first quarter of 2016. The change in the return premium estimate, in the first quarter of 2015, reflected reinsured claim activity that reduced the return premium estimate for the 2014 reinsurance contract year. The increase in premiums ceded to unaffiliated captive insurers during the three-month period ended March 31, 2016 primarily reflected the new alternative market program discussed above.

Ceded Premiums Ratio
Ceded premiums ratio was as follows:

	Three Months Ended March 31
	2016			2015
	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results
Ceded premiums ratio, as reported	4.8%	22.7%	10.9%	6.0%	16.4%	9.1%
Less the effect of:
Return premium estimated under external reinsurance	—%	—%	—%	1.0%	—%	0.7%
Premiums ceded to unaffiliated captive insurer (100%)	—%	13.9%	4.7%	—%	9.0%	2.7%
Ceded premiums ratio, less the effects of above	4.8%	8.8%	6.2%	5.0%	7.4%	5.7%
Per our reinsurance agreements, we cede premiums related to our traditional business on an earned premium basis, whereas alternative market premiums are ceded on a written premium basis. The decrease in the traditional ceded premiums ratio for 2016 when compared to 2015 reflected a reduction in reinsurance rates on our traditional business.
Net Premiums Earned
Net premiums earned were as follows:

	Three Months Ended March 31
($ in thousands)	2016*	2015	Change
Gross premiums earned
Traditional business	$42,650	$42,003	$647	1.5%
Alternative market business	18,294	15,730	2,564	16.3%
Segment results	60,944	57,733	3,211	5.6%
Less: Ceded premiums earned
Traditional business	2,500	3,054	(554)	(18.1%)
Alternative market business	4,061	3,402	659	19.4%
Segment results	6,561	6,456	105	1.6%
Net premiums earned
Traditional business	40,150	38,949	1,201	3.1%
Alternative market business	14,233	12,328	1,905	15.5%
Segment results	$54,383	$51,277	$3,106	6.1%
* Traditional gross premiums earned and alternative market ceded premiums earned are reported net of alternative market premiums assumed by our traditional business totaling $0.2 million.
Net premiums earned consist of gross premiums earned less the portion of earned premiums that we cede to our reinsurers for their assumption of a portion of our losses. Our workers’ compensation policies are twelve-month policies and premiums are earned on a pro rata basis over the policy period. Net premiums earned also include premium adjustments related to the audit of our insureds' payrolls. Payroll audits are conducted subsequent to the end of the policy period and any related adjustments are recorded as fully earned in the current period. In addition, we record an estimate for EBUB and evaluate the estimate on a quarterly basis. We did not adjust the EBUB estimate during the three months ended March 31, 2016 or 2015.

Losses and Loss Adjustment Expenses
The following table summarizes calendar year net loss ratios by separating losses between the current accident year and all prior accident years. Calendar year net loss ratios by component were as follows:

	Net Loss Ratios
	Three Months Ended March 31
	2016			2015			Change
	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results
Calendar year net loss ratio*	66.5%	58.3%	64.4%	65.5%	53.4%	62.6%	1.0	4.9	1.8
Less impact of prior accident years on the net loss ratio	(1.0%)	(4.8%)	(2.0%)	(1.0%)	(10.8%)	(3.3%)	—	6.0	1.3
Current accident year net loss ratio	67.5%	63.1%	66.4%	66.5%	64.2%	65.9%	1.0	(1.1)	0.5
Less impact of audit premium on loss ratio	—%	0.1%	—%	—%	(1.7%)	(0.5%)	—	1.8	0.5
Current accident year net loss ratio, excluding the effect of audit premium	67.5%	63.0%	66.4%	66.5%	65.9%	66.4%	1.0	(2.9)	—
* The net loss ratios in 2016 in the above table are calculated before the impact of the $0.2 million of premiums earned that is assumed by and ceded from the traditional and alternative markets business, respectively.

The current accident year net loss ratio in our traditional business increased during the period and primarily reflected the impact of net renewal rate reductions. The decrease in the current accident year net loss ratio in our alternative market business primarily reflected a decrease in severity-related claim activity during the period.
We recognized net favorable prior year development related to our previously established reserve of $1.1 million for the three months ended March 31, 2016 and $1.7 million for the same respective period of 2015. The net favorable prior year development included $0.4 million related to amortization of the purchase accounting fair value adjustment for our traditional business in both 2016 and 2015. Favorable net prior year development in our alternative market business was $0.7 million and $1.3 million in 2016 and 2015, respectively.
Within our alternative market business, audit premium from insureds results in a decrease in the net loss ratio, whereas audit premium returned to insureds results in an increase in the net loss ratio. In our alternative market business we recognized a nominal amount of audit premium during the three months ended March 31, 2016, and $0.4 million during the same respective period of 2015, the effect of which is reflected in the table above.
Underwriting, Policy Acquisition and Operating Expenses
Underwriting, policy acquisition and operating expenses include commissions, premium taxes and underwriting salaries, which are capitalized and deferred over the related workers’ compensation policy period, net of external ceding commissions earned. The capitalization of these costs can vary as they are subject to the success rate of our contract acquisition efforts. These expenses also include a management fee charged by the Corporate segment, which represents intercompany charges pursuant to a management agreement that became effective in 2015. The fee is based on the extent to which services are provided to the subsidiary and the amount of premium written by the subsidiary.
The table below provides a comparison of underwriting, policy acquisition and operating expenses:

	Three Months Ended March 31
($ in thousands)	2016	2015	Change
Traditional business	$13,475	$11,478	$1,997	17.4%
Alternative market business	4,354	3,880	474	12.2%
Underwriting, policy acquisition and operating expenses	$17,829	$15,358	$2,471	16.1%

Underwriting Expense Ratio (the Expense Ratio)
The underwriting expense ratio for the Workers' Compensation segment included the impact of the following:

	Underwriting Expense Ratios
	Three Months Ended March 31
	2016			2015			Change
	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results
Underwriting expense ratio, as reported*	33.4%	31.1%	32.8%	29.5%	31.5%	30.0%	3.9	(0.4)	2.8
Less estimated ratio increase (decrease) attributable to:
Non-recurring/unusual expenses	1.6%	—%	1.2%	—%	—%	—%	1.6	—	1.2
Amortization of intangible assets	3.2%	—%	2.4%	3.3%	—%	2.5%	(0.1)	—	(0.1)
Management fee	1.5%	—%	1.1%	1.5%	—%	1.1%	—	—	—
Impact of audit premium	(1.3%)	—%	(0.9%)	(0.8%)	(1.0%)	(0.8%)	(0.5)	1.0	(0.1)
Impact of return premium estimate	—%	—%	—%	0.4%	—%	0.3%	(0.4)	—	(0.3)
Underwriting expense ratio, less listed effects	28.4%	31.1%	29.0%	25.1%	32.5%	26.9%	3.3	(1.4)	2.1
* The underwriting expense ratios for 2016 in the above table are calculated before the impact of the $0.2 million of premiums earned that is assumed by and ceded from the traditional and alternative markets business, respectively.

Non-recurring expenses in the above table reflected a pension settlement charge of $0.6 million related to the purchase of annuities for in-pay pension plan participants. During the first quarter of 2016, a plan was approved to terminate a legacy Eastern pension plan. The termination of the pension plan is expected to be complete by the end of 2016 and will require additional cash contributions to fully fund the payment of benefits to the remaining participants.
The remaining increase in the traditional expense ratio for the three months ended March 31, 2016, exclusive of the items noted in the table, primarily reflected increases in compensation and related costs, policyholder dividends, retrospective premium adjustments, which reduced net premiums earned in 2016, and a lower allocation of compensation costs to ULAE attributable to a decrease in claims related salaries. The alternative markets expense ratio primarily reflected ceding commissions charged to each program.

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
The SPCs are segregated pools of assets and liabilities that provide an insurance facility for a defined set of risks. Assets of each SPC are solely for the benefit of that individual cell and each SPC is solely responsible for the liabilities of that individual cell. Assets of one SPC are statutorily protected from the creditors of the others. We participate to a varying degree in the results of selected SPCs. Our ownership interest in the SPCs in which we participate is as low as 25% and as high as 77.5%. Under the SPC structure, the net operating results of each cell, net of our participation, are due to the external owners of that cell.
SPC dividend expense (income) was as follows:

	Three Months Ended March 31
($ in thousands)	2016	2015	Change
SPC net operating results - profit/(loss)	$1,955	$2,537	$(582)	(22.9%)
Less: Eastern participation - profit/(loss)	779	353	426	120.7%
SPC dividend expense (income)	$1,176	$2,184	$(1,008)	(46.2%)
SPC operating results decreased for the period primarily due to a higher calendar year net loss ratio related to the reduction in favorable prior year reserve development, resulting in a decrease in SPC dividend expense for the three months ended March 31, 2016.

Segment Operating Results - Lloyd's Syndicate
Through a wholly owned and consolidated subsidiary, we are a corporate member of Lloyd's of London and have provided the majority (58%) of the capital to Syndicate 1729 which writes and reinsures property and casualty business. The remaining capital for Syndicate 1729 is provided by unrelated third parties, including private names and other corporate members.
Syndicate 1729 covers a range of property and casualty insurance and reinsurance lines, and has a maximum underwriting capacity of £90.0 million for the 2016 underwriting year, of which £51.8 million ($74.4 million based on March 31, 2016 exchange rates) is our allocated underwriting capacity. We are required to provide capital (also referred to as FAL) to support our underwriting capacity and are meeting our FAL requirement with investment securities held at Lloyd's. Our FAL securities had a fair value of $96.6 million at March 31, 2016, as discussed in Note 3 of the Notes to Condensed Consolidated Financial Statements.
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
Our Lloyd's Syndicate segment operating results for the three months ended March 31, 2016 were net earnings of $1.6 million as compared to net losses of $1.1 million for the same respective period of 2015, comprised as follows:

	Three Months Ended March 31
($ in thousands)	2016	2015	Change
Gross premiums written	$6,896	$4,699	$2,197	46.8%
Net premiums written	6,615	4,009	2,606	65.0%
Net premiums earned	12,441	5,758	6,683	116.1%
Net investment income	315	204	111	54.4%
Net losses and loss adjustment expenses	6,189	4,008	2,181	54.4%
Underwriting, policy acquisition and operating expenses	5,167	3,580	1,587	44.3%
Income tax expense	84	—	84	nm

Net loss ratio	49.7%	69.6%	(19.9)
Underwriting expense ratio	41.5%	62.2%	(20.7)
Gross premiums written in 2016 consisted of property insurance coverages (56% of total gross written premium), casualty coverages (39%), and property reinsurance coverages (5%). Net premiums written increased $2.6 million in the 2016 three-month period and was primarily attributable to new business.
As discussed in our Specialty P&C segment operating results, Syndicate 1729 serves as a reinsurer on a quota share basis for a wholly owned insurance subsidiary in our Specialty P&C segment for the 2014, 2015 and 2016 calendar years. For premium assumed, we include in written premium an estimate of all premiums to be earned over the entire period covered by the reinsurance agreement, generally one year, in the quarter in which the reinsurance agreement becomes effective. The quota share agreement with our Specialty P&C segment renewed effective January 1, 2016, and will be included in Lloyd's Syndicate segment written premium in second quarter of 2016. Results from this ceding arrangement are reported in the Specialty P&C segment on the same quarter delay in order to be consistent with the Lloyd's Syndicate segment as the effect of doing so is not material.
The 2014 calendar year quota share arrangement with our Specialty P&C segment was commuted in December 2015. Due to the reporting delay, the effect of the commutation was reported by both segments in results for the three months ended March 31, 2016. The commutation did not differ significantly from previously recorded amounts.

Net premiums earned consist of gross premiums earned less the portion of earned premiums that we cede to our reinsurers for their assumption of a portion of our losses. Because premiums are generally earned pro rata over the entire policy period, fluctuations in premiums earned tend to lag those of premiums written. Policies written to date primarily carry a term of one year. Net premiums earned reported for the three-month periods ended March 31, 2016 and 2015 included premium assumed from our Specialty P&C segment of approximately $3.6 million and $3.4 million, respectively.
Losses for each period were primarily recorded using the loss assumptions by risk category incorporated into the business plan submitted to Lloyd's for Syndicate 1729 with consideration given to loss experience incurred to date. The assumptions used in the business plan were consistent with loss results reflected in Lloyd's historical data for similar risks. We expect loss ratios to fluctuate from quarter to quarter as Syndicate 1729 writes more business and the book begins to mature. The more favorable loss ratio for the three months ended March 31, 2016 as compared the same period in 2015 reflects shifts in the mix of business as well as increased reliance on the actual loss experience on the book of business written by Syndicate 1729, including $0.4 million of favorable prior year loss development.
Underwriting expenses increased by $1.6 million as compared to three months ended March 31, 2015, reflecting a $3.3 million increase in DPAC amortization offset by a $1.8 million decrease in other underwriting and operating expenses. As operations have matured, the total amount of underwriting salaries has increased along with the number of policies successfully written. Underwriting compensation is capitalized as DPAC only when efforts are successful and amounts capitalized in 2016 were greater than in 2015 and no amounts were capitalized in 2014. Consequently, DPAC amortization was greater in 2016 than in 2015 but underwriting compensation charged directly to expense was lower in 2016 than in 2015. Also, certain startup expenses were incurred in 2015. The improvement in the 2016 expense ratio primarily reflects the increase in net premiums earned and we anticipate a continued reduction to the ratio as the level of net premiums earned is expected to grow.
Net investment income for the 2016 and 2015 three-month period was primarily attributable to interest earned on the FAL investments. Our FAL investments are primarily short-term investments and investment-grade corporate debt securities.
Operating results of this segment are subject to U.K. income tax law. Tax expense incurred in 2016 reflects use of prior year Syndicate 1729 operating losses to offset current period Syndicate 1729 operating profits.

Segment Operating Results - Corporate
Segment operating results for our Corporate segment for the three months ended March 31, 2016 and 2015 were $1.1 million and $17.0 million, respectively. Results included the following:

	Three Months Ended March 31
($ in thousands)	2016	2015	Change
Net investment income	$25,125	$27,100	$(1,975)	(7.3%)
Equity in earnings (loss) of unconsolidated subsidiaries	(3,634)	1,622	(5,256)	(324.0%)
Total net realized investment gains (losses)	(8,347)	4,828	(13,175)	(272.9%)
Operating expense	7,507	5,370	2,137	39.8%
Interest expense	3,686	3,631	55	1.5%
Income taxes	1,280	7,708	(6,428)	(83.4%)
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
Net investment income by investment category was as follows:

	Three Months Ended March 31
($ in thousands)	2016	2015	Change
Fixed maturities	$22,246	$24,737	$(2,491)	(10.1%)
Equities	3,643	3,013	630	20.9%
Short-term and Other investments	395	502	(107)	(21.3%)
BOLI	460	456	4	0.9%
Investment fees and expenses	(1,619)	(1,608)	(11)	(0.7%)
Net investment income	$25,125	$27,100	$(1,975)	(7.3%)
Fixed Maturities
The decrease in our income from fixed maturity securities for the three-month period of 2016 was due to lower average investment balances. We reduced the size of our fixed portfolio over the last year in order to repurchase stock, pay dividends and invest in other asset classes. On an overall basis our average investment in fixed securities was approximately 12% lower for the three-month period of 2016, as compared to the same period in 2015.
Average yields for our fixed maturity portfolio were as follows:

	Three Months Ended March 31
	2016	2015
Average income yield	3.5%	3.4%
Average tax equivalent income yield	3.9%	3.9%
Equities
Income from our equity portfolio increased approximately 20.9% for the 2016 three-month period as compared to the same period in 2015. This reflects an increase to our allocation to this asset category as well as a different mix of equities owned.

Equity in Earnings (Loss) of Unconsolidated Subsidiaries
Equity in earnings (loss) of unconsolidated subsidiaries is derived from our investment interests accounted for under the equity method. Results were as follows:

	Three Months Ended March 31
($ in thousands)	2016	2015	Change
Investment LPs/LLCs	$1,804	$4,140	$(2,336)	(56.4%)
Tax credit partnerships	(5,438)	(2,518)	(2,920)	116.0%
Equity in earnings (loss) of unconsolidated subsidiaries	$(3,634)	$1,622	$(5,256)	(324.0%)
We hold interests in certain LPs/LLCs that generate earnings from trading portfolios, secured debt, debt securities, multi-strategy funds and private equity investments. The performance of the LPs is affected by the volatility of equity and credit markets. Our 2016 investment LPs/LLCs results were affected by lower reported earnings from an LP, which we believe is due to the timing of the receipt of the fund results; our first quarter 2015 results included a $2.2 million positive result for this fund.
Our tax credit investments are designed to generate returns in the form of tax credits and tax-deductible project operating losses. We account for our tax credit investments under the equity method and record our allocable portion of the operating losses of the underlying properties based on estimates provided by the partnerships. We adjust our estimates of our allocable portion of operating losses periodically as actual operating results of the underlying properties become available. During the first quarter 2016, based on operating results received, we increased our estimate of partnership operating losses by $2.6 million. The increase represented an acceleration of operating losses; total operating losses expected over the life of the partnership did not change.
The tax benefits received from our tax credit partnerships, which are not reflected in our investment results above, reduced our tax expenses in 2016 and 2015 as follows:

	Three Months Ended March 31
(In millions)	2016	2015
Tax credits recognized during the period	$7.2	$5.2
Tax benefit of tax credit partnership operating losses	$1.9	$0.9
During 2015, we began investing in historic tax credit partnerships. Tax credits provided by the underlying projects of these partnerships are typically available in the tax year in which the project is put into active service, whereas the tax credits provided by qualified affordable housing tax credit partnerships are provided over approximately a ten year period. The increase in tax credits for 2016 was primarily provided by our historic tax credit partnership investments.

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

	Three Months Ended March 31
(In thousands)	2016	2015
GAAP net investment result:
Net investment income	$25,125	$27,100
Equity in earnings (loss) of unconsolidated subsidiaries	(3,634)	1,622
GAAP net investment result	$21,491	$28,722

Pro forma tax-equivalent investment result	$36,854	$41,331

Reconciliation of pro forma and GAAP tax-equivalent investment result:
Pro forma tax-equivalent investment result	$36,854	$41,331
Less taxable equivalent adjustments, calculated using the 35% federal statutory tax rate:
State and municipal bonds	3,091	3,812
BOLI	247	246
Dividends received	978	537
Tax credit partnerships	11,047	8,014
GAAP net investment result	$21,491	$28,722

Net Realized Investment Gains (Losses)
The following table provides detailed information regarding our net realized investment gains (losses).

	Three Months Ended March 31
(In thousands)	2016	2015
OTTI losses, total:
Corporate debt	$(7,604)	$(3,271)
Other investments	(3,130)	—
Portion recognized in OCI:
Corporate debt	1,068	1,441
Net impairments recognized in earnings	$(9,666)	$(1,830)
Gross realized gains, available-for-sale securities	3,184	4,001
Gross realized (losses), available-for-sale securities	(4,639)	(1,255)
Net realized gains (losses), trading securities	2,055	2,667
Net realized gains (losses), other investments	52	116
Change in unrealized holding gains (losses), trading securities	731	859
Change in unrealized holding gains (losses), convertible securities, carried at fair value as a part of Other investments	(66)	270
Other	2	—
Net realized investment gains (losses)	$(8,347)	$4,828
During the first quarter of 2016, we recognized OTTI through earnings of $6.5 million related to corporate bonds, including credit-related OTTI of $5.5 million related to debt instruments from ten issuers in the energy sector. The fair value of these bonds declined in the first quarter of 2016 as did the credit quality of the issuers and we recognized credit-related OTTI to reduce the amortized cost basis of the bonds to the present value of future cash flows we expected to receive from the bonds. We also recognized non-credit impairments of $0.9 million in OCI relative to the bonds of these issuers, as the fair value of the bonds was less than the present value of the expected future cash flows from the securities.
We recognized OTTI through earnings of $3.1 million for the 2016 three-month period related to our interest in an investment fund that is accounted for using the cost method (classified as part of Other investments). The fund is focused on the energy sector and securities held by the fund have declined in value. An OTTI was recognized to reduce our carrying value of the investment to the NAV reported by the fund.
During the first quarter of 2015, we recognized credit-related impairments of $1.8 million related to our investments in high-yield securities from three issuers in the energy industry. We also recognized non-credit impairments of $1.4 million related to these securities as the fair value of the securities was less than the future cash flows expected to be received from the securities.
Operating Expenses
Corporate segment operating expenses were $7.5 million and $5.4 million for the three months ended March 31, 2016 and 2015, respectively.
Segment operating expenses were comprised as follows:

	Three Months Ended March 31
($ in millions)	2016	2015	Change
Operating expenses	$11,314	$9,363	$1,951	20.8%
Management fee offset	(3,807)	(3,993)	$186	(4.7%)
Segment Total	$7,507	$5,370	$2,137	39.8%
The increase in operating expenses was primarily due to costs incurred in 2016 related to a pre-acquisition liability from a discontinued operation and higher costs in 2016 for technology enhancements.
Operating subsidiaries within our Specialty P&C and Workers' Compensation segments are charged a management fee by the Corporate segment for services provided to these subsidiaries. The management fee is based on the extent to which services are provided to the subsidiary and the amount of premium written by the subsidiary. Under the arrangement, the expenses associated with such services are reported as expenses of the Corporate segment, and the management fees charged are reported as an offset to Corporate operating expenses. The terms of the management arrangement were consistent between 2015 and 2016.
Interest Expense
Interest expense was relatively unchanged for the three months ended March 31, 2016 as compared to the same period in 2015 as weighted average debt outstanding and interest rates applicable to borrowings were approximately the same in both periods.
Interest expense was composed of the following:

	Three Months Ended March 31
(In thousands)	2016	2015	Change
Senior notes due 2023	$3,357	$3,357	$—
Revolving credit agreement (including fees and amortization)	319	264	55
Other	10	10	—
	$3,686	$3,631	$55
Taxes
Tax expense allocated to our Corporate segment includes U.S. tax only. The U.K. tax expense incurred by the U.K. based subsidiaries of our Lloyd's Syndicate segment is allocated to that segment. Consolidated tax expense reflects tax expense of both segments, as shown in the table below:

	Three Months Ended March 31
(In thousands)	2016	2015
Corporate segment income tax expense	$1,280	$7,708
Lloyd's Syndicate segment income tax expense	84	—
Consolidated income tax expense	$1,364	$7,708
Factors affecting our consolidated effective tax rate include the following:

	Three Months Ended March 31
	2016	2015
Statutory rate	35.0%	35.0%
Tax-exempt income*	(7.5%)	(6.7%)
Tax credits	(22.3%)	(12.1%)
U.K. operating results	(0.3%)	0.4%
Other	1.7%	0.3%
Effective tax rate	6.6%	16.9%
* Includes tax-exempt interest, dividends received deduction, and cash surrender value of BOLI.

We estimate our annual effective tax rate at the end of each quarterly reporting period, which is used to record the provision for income taxes in our interim financial statements. Our effective tax rates for both 2016 and 2015 were different from the statutory Federal income tax rate primarily due to the following:

•	A portion of our investment income was tax-exempt.

•	We utilized tax credits transferred to us from our tax credit partnership investments.

•
We did not recognize U.K. tax expense relative to our pro rata portion of the operating profits of Syndicate 1729 in 2016 as we were able to utilize Syndicate 1729 operating losses from prior years as an offset. We did not recognize a tax benefit for our U.K. operating losses in 2015 as no tax benefit was currently available and it was not more likely than not that a future benefit would be realized.

The increased effect of tax-exempt income and the tax credits was primarily because the total amount of pre-tax income declined in 2016 as compared to 2015, but the effect of the tax credits also reflects an increased amount of credits. Tax credits recognized for the three-month period ended March 31, 2016 were $7.2 million as compared to $5.2 million for the 2015 three-month period.

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
The following table summarizes estimated changes in the fair value of our available-for-sale fixed maturity securities for specific hypothetical changes in interest rates by asset class at March 31, 2016 and December 31, 2015. There are principally two factors that determine interest rates on a given security: market interest rates and credit spreads. As different asset classes can be affected in different ways by movements in those two factors, we have broken out our portfolio by asset class in the following table.

	Interest Rate Shift in Basis Points
	March 31, 2016
	(200)	(100)	Current	100	200
Fair Value (in millions):
U.S. Treasury obligations	$158	$153	$148	$144	$139
U.S. Government-sponsored enterprise obligations	28	27	27	26	25
State and municipal bonds	971	936	902	869	838
Corporate debt	1,371	1,323	1,274	1,230	1,186
Asset-backed securities	411	411	404	391	377
All fixed maturity securities	$2,939	$2,850	$2,755	$2,660	$2,565

Duration:
U.S. Treasury obligations	3.33	3.26	3.20	3.14	3.08
U.S. Government-sponsored enterprise obligations	2.13	2.10	2.26	2.42	2.46
State and municipal bonds	3.63	3.61	3.63	3.68	3.75
Corporate debt	3.57	3.54	3.61	3.60	3.54
Asset-backed securities	1.82	1.67	2.59	3.55	3.98
All fixed maturity securities	3.32	3.26	3.43	3.58	3.64
	December 31, 2015
Fair Value (in millions):
U.S. Treasury obligations	$132	$128	$124	$118	$113
U.S. Government-sponsored enterprise obligations	27	27	26	26	25
State and municipal bonds	986	973	941	907	874
Corporate debt	1,375	1,340	1,292	1,245	1,201
Asset-backed securities	388	387	378	365	351
All fixed maturity securities	$2,908	$2,855	$2,761	$2,661	$2,564

Duration:
U.S. Treasury obligations	3.68	3.64	3.56	3.44	3.36
U.S. Government-sponsored enterprise obligations	2.23	2.18	2.38	2.50	2.49
State and municipal bonds	3.46	3.51	3.54	3.62	3.70
Corporate debt	3.58	3.59	3.64	3.59	3.53
Asset-backed securities	1.52	1.87	2.97	3.73	4.00
All fixed maturity securities	3.26	3.32	3.50	3.60	3.63

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
Our cash and short-term investment portfolio at March 31, 2016 was carried on a cost basis which approximates its fair value. Our portfolio lacks significant interest rate sensitivity due to its short duration.
Credit Risk
We have exposure to credit risk primarily as a holder of fixed income securities. We control this exposure by emphasizing investment grade credit quality in the fixed income securities we purchase.
As of March 31, 2016, 92% of our fixed maturity securities were rated investment grade as determined by NRSROs, such as Fitch, Moody’s and Standard & Poor’s. We believe that this concentration in investment grade securities reduces our exposure to credit risk on our fixed income investments to an acceptable level. However, investment grade securities, in spite of their rating, can rapidly deteriorate and result in significant losses. Ratings published by the NRSROs are one of the tools used to evaluate the credit worthiness of our securities. The ratings reflect the subjective opinion of the rating agencies as to the credit worthiness of the securities, and therefore, we may be subject to additional credit exposure should the rating prove to be unreliable.
We also have exposure to credit risk related to our receivables from reinsurers. Our receivables from reinsurers (with regard to both paid and unpaid losses) approximated $263 million at March 31, 2016 and $259 million at December 31, 2015. We monitor the credit risk associated with our reinsurers using publicly available financial and rating agency data.
Equity Price Risk
At March 31, 2016 the fair value of our equity investments, excluding our equity investments in bond investment funds as discussed in the following paragraph, was $253 million. These equity securities are subject to equity price risk, which is the potential for loss in fair value due to a decline in equity prices. The weighted average beta of this group of securities was 0.96. Beta measures the price sensitivity of an equity security or group of equity securities to a change in the broader equity market, in this case the S&P 500 Index. If the value of the S&P 500 Index increased by 10%, the fair value of these securities would be expected to increase by 9.6% to $277 million. Conversely, a 10% decrease in the S&P 500 Index would imply a decrease of 9.6% in the fair value of these securities to $228 million. The selected hypothetical changes of plus or minus 10% do not reflect what could be considered the best or worst case scenarios and are used for illustrative purposes only.
Our equity investments include equity investments in certain bond investment funds which are not significantly subject to equity price risk, and thus we have excluded these investments from the above analysis.

ITEM 4. CONTROLS AND PROCEDURES.
The Chief Executive Officer and Chief Financial Officer of the Company participated in management’s evaluation of our disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of March 31, 2016. ProAssurance’s disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, those controls during the quarter.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
See Note 7 of the Notes to Condensed Consolidated Financial Statements.
ITEM 1A. RISK FACTORS.
There are no changes to the "Risk Factors" in Part 1, Item 1A of the 2015 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)	Not applicable.

(b)	Not applicable.

(c)	Information required by Item 703 of Regulation S-K.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs * (In thousands)
January 1 - 31, 2016	27,669	$47.01	27,669	$110,448
February 1 - 29, 2016	—	N/A	—	$110,448
March 1 - 31, 2016	—	N/A	—	$110,448
Total	27,669	$47.01	27,669

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
May 9, 2016

/s/ Edward L. Rand, Jr.
Edward L. Rand, Jr.
Chief Financial Officer
(Duly authorized officer and principal financial officer)