Form 10-Q
period 2016-06-30
PROASSURANCE CORP
filed 2016-08-03
CIK 1127703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2016 or

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
As of July 31, 2016, there were 53,204,254 shares of the registrant’s common stock outstanding.

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

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share data)

	June 30, 2016	December 31, 2015
Assets
Investments
Fixed maturities, available for sale, at fair value; amortized cost, $2,691,341 and $2,722,063, respectively	$2,787,261	$2,760,287
Equity securities, trading, at fair value; cost, $340,502 and $319,320, respectively	351,348	322,353
Short-term investments	206,753	119,236
Business owned life insurance	58,111	57,213
Investment in unconsolidated subsidiaries	332,403	311,908
Other investments, $30,267 and $30,611 at fair value, respectively, otherwise at cost or amortized cost	80,719	79,133
Total Investments	3,816,595	3,650,130
Cash and cash equivalents	145,169	241,100
Premiums receivable	228,025	217,034
Receivable from reinsurers on paid losses and loss adjustment expenses	11,184	9,249
Receivable from reinsurers on unpaid losses and loss adjustment expenses	253,815	249,350
Prepaid reinsurance premiums	42,361	34,050
Deferred policy acquisition costs	47,713	44,388
Deferred tax asset, net	—	15,097
Real estate, net	38,475	38,470
Intangible assets	88,433	92,462
Goodwill	210,725	210,725
Other assets	94,342	103,966
Total Assets	$4,976,837	$4,906,021
Liabilities and Shareholders’ Equity
Liabilities
Policy liabilities and accruals
Reserve for losses and loss adjustment expenses	$1,992,801	$2,005,326
Unearned premiums	385,214	362,066
Reinsurance premiums payable	34,039	30,114
Total Policy Liabilities	2,412,054	2,397,506
Deferred tax liability, net	8,755	—
Other liabilities	179,803	202,303
Debt less debt issuance costs	348,030	347,858
Total Liabilities	2,948,642	2,947,667
Shareholders’ Equity
Common shares, par value $0.01 per share, 100,000,000 shares authorized, 62,650,759 and 62,503,255 shares issued, respectively	627	625
Additional paid-in capital	370,424	365,399
Accumulated other comprehensive income (loss), net of deferred tax expense (benefit) of $32,773 and $12,972, respectively	61,289	23,855
Retained earnings	2,017,521	1,988,035
Treasury shares, at cost, 9,447,155 shares and 9,402,697 shares, respectively	(421,666)	(419,560)
Total Shareholders’ Equity	2,028,195	1,958,354
Total Liabilities and Shareholders’ Equity	$4,976,837	$4,906,021
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Changes in Capital (Unaudited)
(In thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2015	$625	$365,399	$23,855	$1,988,035	$(419,560)	$1,958,354
Common shares reacquired	—	—	—	—	(2,106)	(2,106)
Common shares issued for compensation and effect of shares reissued to stock purchase plan	1	2,194	—	—	—	2,195
Share-based compensation	—	5,813	—	—	—	5,813
Net effect of restricted and performance shares issued and stock options exercised	1	(2,982)	—	—	—	(2,981)
Dividends to shareholders	—	—	—	(32,913)	—	(32,913)
Other comprehensive income (loss)	—	—	37,434	—	—	37,434
Net income	—	—	—	62,399	—	62,399
Balance at June 30, 2016	$627	$370,424	$61,289	$2,017,521	$(421,666)	$2,028,195

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2014	$623	$359,577	$58,204	$1,991,704	$(252,164)	$2,157,944
Common shares reacquired	—	—	—	—	(123,301)	(123,301)
Common shares issued for compensation and effect of shares reissued to stock purchase plan	—	2,082	—	—	—	2,082
Share-based compensation	—	4,966	—	—	—	4,966
Net effect of restricted and performance shares issued and stock options exercised	2	(4,395)	—	—	—	(4,393)
Dividends to shareholders	—	—	—	(33,931)	—	(33,931)
Other comprehensive income (loss)	—	—	(17,155)	—	—	(17,155)
Net income	—	—	—	70,972	—	70,972
Balance at June 30, 2015	$625	$362,230	$41,049	$2,028,745	$(375,465)	$2,057,184
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Revenues
Net premiums earned	$176,732	$175,293	$354,312	$347,192
Net investment income	24,583	27,955	50,023	55,258
Equity in earnings (loss) of unconsolidated subsidiaries	376	2,420	(3,259)	4,041
Net realized investment gains (losses):
OTTI losses	—	(1,209)	(10,734)	(4,480)
Portion of OTTI losses recognized in other comprehensive income before taxes	—	348	1,068	1,789
Net impairment losses recognized in earnings	—	(861)	(9,666)	(2,691)
Other net realized investment gains (losses)	10,929	(2,967)	12,244	3,702
Total net realized investment gains (losses)	10,929	(3,828)	2,578	1,011
Other income	2,181	1,576	4,535	3,745
Total revenues	214,801	203,416	408,189	411,247
Expenses
Losses and loss adjustment expenses	120,842	112,747	249,028	230,915
Reinsurance recoveries	(13,943)	(8,808)	(31,174)	(21,837)
Net losses and loss adjustment expenses	106,899	103,939	217,854	209,078
Underwriting, policy acquisition and operating expenses	54,034	53,525	110,923	104,881
Segregated portfolio cells dividend expense (income)	1,523	1,230	2,699	3,414
Interest expense	3,851	3,710	7,537	7,341
Total expenses	166,307	162,404	339,013	324,714
Income before income taxes	48,494	41,012	69,176	86,533
Provision for income taxes
Current expense (benefit)	3,321	13,776	2,670	14,128
Deferred expense (benefit)	2,092	(5,922)	4,107	1,433
Total income tax expense (benefit)	5,413	7,854	6,777	15,561
Net income	43,081	33,158	62,399	70,972
Other comprehensive income (loss), after tax, net of reclassification adjustments	14,174	(24,828)	37,434	(17,155)
Comprehensive income	$57,255	$8,330	$99,833	$53,817
Earnings per share:
Basic	$0.81	$0.60	$1.17	$1.27
Diluted	$0.81	$0.60	$1.17	$1.26
Weighted average number of common shares outstanding:
Basic	53,205	55,445	53,182	56,016
Diluted	53,428	55,645	53,395	56,226
Cash dividends declared per common share	$0.31	$0.31	$0.62	$0.62
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended June 30
	2016	2015
Operating Activities
Net income	$62,399	$70,972
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation and amortization, net of accretion	16,971	18,503
Net realized investment (gains) losses	(2,578)	(1,011)
Share-based compensation	5,813	4,966
Deferred income taxes	4,107	1,433
Policy acquisition costs, net amortization (net deferral)	(3,325)	(5,608)
Equity in earnings (loss) of unconsolidated subsidiaries	3,259	(4,041)
Other	(2,146)	559
Other changes in assets and liabilities, excluding effect of business combinations:
Premiums receivable	(10,991)	(17,465)
Reinsurance related assets and liabilities	(10,786)	769
Other assets	16,019	(5,909)
Reserve for losses and loss adjustment expenses	(12,525)	(31,569)
Unearned premiums	23,148	24,631
Other liabilities	(3,134)	(2,478)
Net cash provided (used) by operating activities	86,231	53,752
Investing Activities
Purchases of:
Fixed maturities, available for sale	(373,180)	(375,552)
Equity securities, trading	(59,336)	(153,610)
Other investments	(11,382)	(15,786)
Funding of qualified affordable housing tax credit limited partnerships	(956)	(659)
Investment in unconsolidated subsidiaries	(28,096)	(26,275)
Proceeds from sales or maturities of:
Fixed maturities, available for sale	387,496	520,169
Equity securities, trading	42,227	157,005
Other investments	7,216	11,918
Distributions from unconsolidated subsidiaries	5,180	13,619
Net sales or maturities (purchases) of short-term investments	(87,517)	(13,130)
Unsettled security transactions, net change	25,720	1,229
Other	(3,646)	(5,266)
Net cash provided (used) by investing activities	(96,274)	113,662
Continued on following page.

	Six Months Ended June 30
	2016	2015
Financing Activities
Borrowing under revolving credit agreement	—	100,000
Repurchase of common stock	(2,106)	(123,301)
Dividends to shareholders	(85,893)	(184,411)
External capital contribution received for segregated portfolio cells	4,740	—
Other	(2,629)	(5,376)
Net cash provided (used) by financing activities	(85,888)	(213,088)
Increase (decrease) in cash and cash equivalents	(95,931)	(45,674)
Cash and cash equivalents at beginning of period	241,100	197,040
Cash and cash equivalents at end of period	$145,169	$151,366
Significant non-cash transactions
Dividends declared and not yet paid	$16,461	$16,728
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2016

1. Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of ProAssurance Corporation and its consolidated subsidiaries (ProAssurance, PRA or the Company). The financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring adjustments, have been included. ProAssurance’s results for the six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes contained in ProAssurance’s December 31, 2015 report on Form 10-K. In connection with its preparation of the Condensed Consolidated Financial Statements, ProAssurance evaluated events that occurred subsequent to June 30, 2016 for recognition or disclosure in its financial statements and notes to financial statements.
ProAssurance operates in four reportable segments as follows: Specialty P&C, Workers' Compensation, Lloyd's Syndicate and Corporate. For more information on the nature of products and services provided and for financial information by segment, refer to Note 12 of the Notes to Condensed Consolidated Financial Statements.
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
Other Liabilities
Other liabilities consisted of the following:

(In millions)	June 30, 2016	December 31, 2015
SPC dividends payable	$25.6	$16.7
Unpaid dividends	16.5	69.4
All other	137.7	116.2
Total other liabilities	$179.8	$202.3
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
June 30, 2016

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
Disclosures about Short-Duration Contracts
Effective for fiscal years beginning after December 15, 2015 and interim periods within fiscal years beginning after December 15, 2016, the FASB issued guidance that requires insurance entities that issue short-duration contracts to provide detailed disclosures relative to the reserve for losses and loss adjustment expenses in annual reporting periods and a roll-forward of the reserve for losses and loss adjustment expenses in interim reporting periods. The guidance also requires disclosures regarding significant changes in the methodologies and assumptions used to calculate the reserve for losses and loss adjustment expenses, including reasons for and the effects of such changes. ProAssurance adopted the guidance as of January 1, 2016. Adoption of the guidance affects disclosures for the fiscal year 2016 and interim periods thereafter and is not expected to have a material effect on ProAssurance's results of operations or financial position.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2016

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
June 30, 2016

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
Improvements to Employee Share-Based Payment Accounting
Effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years, the FASB issued guidance that simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of cash flows, and the classification of awards as either equity or liabilities. Under the new guidance, the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes is to be recognized as income tax expense in the current period and included with other income tax cash flows as an operating activity. Also the threshold for equity classification has been revised to permit withholdings up to the maximum statutory tax rates in the applicable jurisdictions. ProAssurance is in the process of evaluating the effect the new guidance would have on its results of operations and financial position and plans to adopt the guidance beginning January 1, 2017.
Improvements to Financial Instruments - Credit Losses
Effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, the FASB issued guidance that replaces the incurred loss impairment methodology, which delays recognition of credit losses until a probable loss has been incurred, with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Under the new guidance, credit losses are required to be recorded through an allowance for credit losses account and the income statement reflects the measurement for newly recognized financial assets, as well as increases or decreases of expected credit losses that have taken place during the period. ProAssurance is the process of evaluating the effect the new guidance would have on its results of operations and financial position and plans to adopt the guidance beginning January 1, 2020. Adoption of the guidance is not expected to have a material effect on ProAssurance’s results of operations or financial position.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2016

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

Fair values of assets measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015 are shown in the following tables. Where applicable, the tables also indicate the fair value hierarchy of the valuation techniques utilized to determine those fair values. For some assets, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. When this is the case, the asset is categorized based on the level of the most significant input to the fair value measurement. Assessments of the significance of a particular input to the fair value measurement require judgment and consideration of factors specific to the assets being valued.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2016

	June 30, 2016
	Fair Value Measurements Using			Total
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Fixed maturities, available for sale
U.S. Treasury obligations	$—	$140,660	$—	$140,660
U.S. Government-sponsored enterprise obligations	—	30,871	—	30,871
State and municipal bonds	—	911,762	—	911,762
Corporate debt, multiple observable inputs	2,423	1,305,667	—	1,308,090
Corporate debt, limited observable inputs	—	—	17,810	17,810
Residential mortgage-backed securities	—	241,428	—	241,428
Agency commercial mortgage-backed securities	—	15,408	—	15,408
Other commercial mortgage-backed securities	—	21,709	—	21,709
Other asset-backed securities	—	98,768	755	99,523
Equity securities
Financial	73,663	—	—	73,663
Utilities/Energy	49,460	—	—	49,460
Consumer oriented	60,501	—	—	60,501
Industrial	50,142	—	—	50,142
Bond funds	75,509	10,017	—	85,526
All other	16,351	15,705	—	32,056
Short-term investments	200,536	4,661	1,556	206,753
Other investments	2,867	27,400	—	30,267
Total assets categorized within the fair value hierarchy	$531,452	$2,824,056	$20,121	3,375,629
LP/LLC interests carried at NAV which approximates fair value. These interests, reported as a part of Investment in unconsolidated subsidiaries, are not categorized within the fair value hierarchy.				186,151
Total assets at fair value				$3,561,780

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2016

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

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2016

Corporate debt with multiple observable inputs consisted primarily of corporate bonds, but also included a small number of bank loans. The methodology used to value Level 2 corporate bonds was the same as the methodology previously described for U.S. Government-sponsored enterprise obligations. Bank loans were valued based on an average of broker quotes for the loans in question, if available. If quotes were not available, the loans were valued based on quoted prices for comparable loans or, if the loan was newly issued, by comparison to similar seasoned issues. Broker quotes were compared to actual trade prices to permit assessment of the reliability of the quotes; unreliable quotes were not considered in quoted averages.
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

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2016

Level 3 Valuation Methodologies
Corporate debt with limited observable inputs consisted of corporate bonds valued using dealer quotes for similar securities or discounted cash flow models using yields currently available for similar securities. Similar securities are defined as securities of comparable credit quality that have like terms and payment features. Assessments of credit quality were based on NRSRO ratings, if available, or were subjectively determined by management if not available. At June 30, 2016, 64% of the securities were rated; the average rating was A-. At December 31, 2015, 83% of the securities were rated; the average rating was A-.
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
Quantitative Information Regarding Level 3 Valuations

	Fair Value at
(In millions)	June 30, 2016	December 31, 2015	Valuation Technique	Unobservable Input	Range (Weighted Average)
Assets:
Corporate debt with limited observable inputs	$17.8	$14.5	Market Comparable Securities	Comparability Adjustment	0% - 5% (2.5%)
			Discounted Cash Flows	Comparability Adjustment	0% - 5% (2.5%)
Other asset-backed securities	$0.8	$0.8	Market Comparable Securities	Comparability Adjustment	0% - 5% (2.5%)
			Discounted Cash Flows	Comparability Adjustment	0% - 5% (2.5%)
Short-term investments	$1.6	$—	Market Comparable Securities	Comparability Adjustment	0% - 5% (2.5%)
			Discounted Cash Flows	Comparability Adjustment	0% - 5% (2.5%)
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
June 30, 2016

Fair Value Measurements - Level 3 Assets
The following tables (the Level 3 Tables) present summary information regarding changes in the fair value of assets measured at fair value using Level 3 inputs.

	June 30, 2016
	Level 3 Fair Value Measurements – Assets
(In thousands)	State and Municipal Bonds	Corporate Debt	Asset-backed Securities	All other investments	Total
Balance March 31, 2016	$—	$13,649	$4,088	$1,558	$19,295
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Net investment income	—	(22)	—	(3)	(25)
Equity in earnings of unconsolidated subsidiaries	—	—	—	—	—
Net realized investment gains (losses)	—	—	—	—	—
Included in other comprehensive income	—	204	7	1	212
Purchases	—	5,995	—	—	5,995
Sales	—	(2,016)	(535)	—	(2,551)
Transfers in	—	—	—	—	—
Transfers out	—	—	(2,805)	—	(2,805)
Balance June 30, 2016	$—	$17,810	$755	$1,556	$20,121
Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets held at period-end	$—	$—	$—	$—	$—

	June 30, 2016
	Level 3 Fair Value Measurements – Assets
(In thousands)	State and Municipal Bonds	Corporate Debt	Asset-backed Securities	All other investments	Total
Balance December 31, 2015	$—	$14,500	$757	$—	$15,257
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Net investment income	—	(36)	—	(4)	(40)
Equity in earnings of unconsolidated subsidiaries	—	—	—	—	—
Net realized investment gains (losses)	—	(75)	—	—	(75)
Included in other comprehensive income	—	129	5	—	134
Purchases	—	5,995	3,500	1,560	11,055
Sales	—	(2,697)	(702)	—	(3,399)
Transfers in	—	—	—	—	—
Transfers out	—	(6)	(2,805)	—	(2,811)
Balance June 30, 2016	$—	$17,810	$755	$1,556	$20,121
Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets held at period-end	$—	$—	$—	$—	$—

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2016

	June 30, 2015
	Level 3 Fair Value Measurements – Assets
(In thousands)	State and Municipal Bonds	Corporate Debt	Asset-backed Securities	All other investments	Total
Balance March 31, 2015	$5,025	$9,977	$4,788	$—	$19,790
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Net investment income	—	—	—	—	—
Net realized investment gains (losses)	—	—	—	—	—
Included in other comprehensive income	(459)	21	(11)	(80)	(529)
Purchases	—	—	—	1,116	1,116
Sales	—	(536)	—	—	(536)
Transfers in	—	—	—	—	—
Transfers out	(4,566)	(994)	—	—	(5,560)
Balance June 30, 2015	$—	$8,468	$4,777	$1,036	$14,281
Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets held at period-end	$—	$—	$—	$—	$—

	June 30, 2015
	Level 3 Fair Value Measurements – Assets
(In thousands)	State and Municipal Bonds	Corporate Debt	Asset-backed Securities	All other investments	Total
Balance December 31, 2014	$5,025	$13,081	$4,769	$—	$22,875
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Net investment income	—	17	—	—	17
Net realized investment gains (losses)	—	2	—	—	2
Included in other comprehensive income	(459)	(262)	8	(80)	(793)
Purchases	—	1,515	—	1,116	2,631
Sales	—	(836)	—	—	(836)
Transfers in	—	—	—	—	—
Transfers out	(4,566)	(5,049)	—	—	(9,615)
Balance June 30, 2015	$—	$8,468	$4,777	$1,036	$14,281
Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets held at period-end	$—	$—	$—	$—	$—
Transfers
There were no transfers between Level 1 and Level 2 during the three months ended June 30, 2016 and transfers between the Level 1 and Level 2 categories during the 2016 six-month period were nominal. There were no transfers between the Level 1 and Level 2 categories during the three and six months ended June 30, 2015.
Transfers shown in the preceding Level 3 tables were as of the end of the period in which the transfer occurred. All transfers were to Level 2.
All transfers during the three and six months ended June 30, 2016 and 2015 related to securities held for which the level of market activity for identical or nearly identical securities varies from period to period. The securities were valued using multiple observable inputs when those inputs were available; otherwise the securities were valued using limited observable inputs.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2016

Fair Values Not Categorized
Investments in unconsolidated subsidiaries at both June 30, 2016 and December 31, 2015 included interests in investment fund LPs/LLCs that measure fund assets at fair value on a recurring basis and that provide a NAV for the interest. The carrying value of these interests is based on the NAV provided, and was considered to approximate the fair value of the interests. In accordance with GAAP, the fair value of these investments was not classified within the fair value hierarchy. Additional information regarding these investments is as follows:

	Unfunded Commitments	Fair Value
(In thousands)	June 30, 2016	June 30, 2016	December 31, 2015
Investments in LPs/LLCs:
Private debt funds (1)	$7,264	$56,350	$50,268
Long equity fund (2)	None	6,413	6,407
Long/short equity funds (3)	None	29,073	28,030
Non-public equity funds (4)	$48,362	71,850	65,722
Multi-strategy fund of funds (5)	None	8,193	8,252
Structured credit fund (6)	None	3,946	3,945
Long/short commodities fund (7)	None	10,326	—
		$186,151	$162,624

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
June 30, 2016

Financial Instruments - Methodologies Other Than Fair Value
The following table provides the estimated fair value of our financial instruments that, in accordance with GAAP for the type of investment, are measured using a methodology other than fair value. All fair values provided fall within the Level 3 fair value category.

	June 30, 2016		December 31, 2015
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
BOLI	$58,111	$58,111	$57,213	$57,213
Other investments	50,452	52,470	48,522	51,646
Other assets	23,465	23,466	24,215	24,193
Financial liabilities:
Senior notes due 2023	$250,000	$272,125	$250,000	$261,308
Revolving credit agreement	100,000	100,000	100,000	100,000
Other liabilities	15,571	15,571	14,897	14,893
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

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2016

3. Investments
Available-for-sale securities at June 30, 2016 and December 31, 2015 included the following:

	June 30, 2016
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities
U.S. Treasury obligations	$137,128	$3,534	$2	$140,660
U.S. Government-sponsored enterprise obligations	29,917	956	2	30,871
State and municipal bonds	869,154	43,247	639	911,762
Corporate debt	1,287,244	45,988	7,332	1,325,900
Residential mortgage-backed securities	232,695	8,785	52	241,428
Agency commercial mortgage-backed securities	15,045	376	13	15,408
Other commercial mortgage-backed securities	21,284	436	11	21,709
Other asset-backed securities	98,874	712	63	99,523
	$2,691,341	$104,034	$8,114	$2,787,261

	December 31, 2015
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities
U.S. Treasury obligations	$122,855	$1,696	$659	$123,892
U.S. Government-sponsored enterprise obligations	25,456	927	49	26,334
State and municipal bonds	904,719	36,739	823	940,635
Corporate debt	1,296,128	24,720	29,162	1,291,686
Residential mortgage-backed securities	233,659	6,039	1,311	238,387
Agency commercial mortgage-backed securities	10,851	174	26	10,999
Other commercial mortgage-backed securities	29,983	354	203	30,134
Other asset-backed securities	98,412	54	246	98,220
	$2,722,063	$70,703	$32,479	$2,760,287

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2016

The recorded cost basis and estimated fair value of available-for-sale fixed maturities at June 30, 2016, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total Fair Value
Fixed maturities, available for sale
U.S. Treasury obligations	$137,128	$8,771	$116,326	$12,118	$3,445	$140,660
U.S. Government-sponsored enterprise obligations	29,917	12,747	3,471	12,890	1,763	30,871
State and municipal bonds	869,154	48,992	294,933	435,209	132,628	911,762
Corporate debt	1,287,244	92,770	781,765	421,464	29,901	1,325,900
Residential mortgage-backed securities	232,695					241,428
Agency commercial mortgage-backed securities	15,045					15,408
Other commercial mortgage-backed securities	21,284					21,709
Other asset-backed securities	98,874					99,523
	$2,691,341					$2,787,261
Excluding obligations of the U.S. Government or U.S. Government-sponsored enterprises, no investment in any entity or its affiliates exceeded 10% of Shareholders’ equity at June 30, 2016.
Cash and securities with a carrying value of $47.0 million at June 30, 2016 were on deposit with various state insurance departments to meet regulatory requirements. ProAssurance also held securities with a carrying value of $128.4 million at June 30, 2016 that are pledged as collateral security for advances under the Revolving Credit Agreement (see Note 8 of the Notes to Condensed Consolidated Financial Statements for additional detail on the Revolving Credit Agreement).
As a member of Lloyd's and a capital provider to Syndicate 1729, ProAssurance is required to maintain capital at Lloyd's, referred to as FAL. ProAssurance investments at June 30, 2016 included fixed maturities with a fair value of $95.9 million and short-term investments with a fair value of approximately $1.4 million on deposit with Lloyd's in order to satisfy these FAL requirements.
BOLI
ProAssurance holds BOLI policies that are carried at the current cash surrender value of the policies (original cost $33 million). All insured individuals were management employees at the time the policies were acquired. The primary purpose of the program is to offset future employee benefit expenses through earnings on the cash value of the policies. ProAssurance is the owner and beneficiary of these policies.
Other Investments
Other investments at June 30, 2016 and December 31, 2015 were comprised as follows:

(In thousands)	June 30, 2016	December 31, 2015
Investments in LPs/LLCs, at cost	$46,948	$44,958
Convertible securities, at fair value	30,267	30,611
Other, principally FHLB capital stock, at cost	3,504	3,564
	$80,719	$79,133
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

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2016

Unconsolidated Subsidiaries
ProAssurance holds investments in unconsolidated subsidiaries, accounted for under the equity method. The investments include the following:

	June 30, 2016	Carrying Value
(In thousands)	Percentage Ownership	June 30, 2016	December 31, 2015
Investment in LPs/LLCs:
Qualified affordable housing tax credit partnerships	See below	$114,128	$121,550
Other tax credit partnerships	See below	10,380	8,362
All other LPs/LLCs	See below	207,895	181,996
		$332,403	$311,908
Qualified affordable housing tax credit partnership interests held by ProAssurance generate investment returns by providing tax benefits to fund investors in the form of tax credits and project operating losses. The carrying value of these investments reflects ProAssurance's total commitments (both funded and unfunded) to the partnerships. ProAssurance's ownership percentage relative to two of the tax credit partnership interests is almost 100%; these interests had a carrying value of $48.8 million at June 30, 2016 and $53.4 million at December 31, 2015. ProAssurance's ownership percentage relative to the remaining tax credit partnership interests is less than 20%; these interests had a carrying value of $65.3 million at June 30, 2016 and $68.1 million at December 31, 2015. ProAssurance does not have the ability to exert control over the partnerships; all are accounted for using the equity method.
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
As discussed in additional detail in Note 2 of the Notes to Condensed Consolidated Financial Statements, ProAssurance holds interests in certain LPs/LLCs that are investment funds which measure fund assets at fair value on a recurring basis and the fund managers provide a NAV for the interest. The carrying value of these interests is based on the NAV provided, and is considered to approximate the fair value of the interests; such interests totaled $186.2 million at June 30, 2016 and $162.6 million at December 31, 2015. ProAssurance also holds interests in other LPs/LLCs which are not considered to be investment funds; such interests totaled $21.7 million at June 30, 2016 and $19.4 million at December 31, 2015. ProAssurance's ownership percentage relative to two of the LPs/LLCs is greater than 25%, which is expected to be reduced as the funds mature and other investors participate in the fund; these investments had a carrying value of $8.0 million at June 30, 2016 and $8.3 million at December 31, 2015. ProAssurance's ownership percentage relative to the remaining LPs/LLCs is less than 25%; these interests had a carrying value of $199.9 million at June 30, 2016 and $173.7 million at December 31, 2015. ProAssurance does not have the ability to exert control over any of these funds.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2016

Investments Held in a Loss Position
The following tables provide summarized information with respect to investments held in an unrealized loss position at June 30, 2016 and December 31, 2015, including the length of time the investment had been held in a continuous unrealized loss position.

	June 30, 2016
	Total		Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Loss	Value	Loss	Value	Loss
Fixed maturities, available for sale
U.S. Treasury obligations	$1,149	$1	$1,149	$1	$—	$—
U.S. Government-sponsored enterprise obligations	1,997	3	1,997	3	—	—
State and municipal bonds	22,558	639	16,988	38	5,570	601
Corporate debt	172,798	7,333	79,829	1,278	92,969	6,055
Residential mortgage-backed securities	5,729	52	2,399	11	3,330	41
Agency commercial mortgage-backed securities	416	13	—	—	416	13
Other commercial mortgage-backed securities	5,842	11	3,588	5	2,254	6
Other asset-backed securities	23,312	62	19,643	46	3,669	16
	$233,801	$8,114	$125,593	$1,382	$108,208	$6,732
Other investments
Investments in LPs/LLCs carried at cost	$21,740	$1,952	$21,740	$1,952	$—	$—

	December 31, 2015
	Total		Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Loss	Value	Loss	Value	Loss
Fixed maturities, available for sale
U.S. Treasury obligations	$66,685	$658	$61,869	$591	$4,816	$67
U.S. Government-sponsored enterprise obligations	6,819	49	6,819	49	—	—
State and municipal bonds	46,193	823	36,822	703	9,371	120
Corporate debt	622,991	29,162	555,097	15,691	67,894	13,471
Residential mortgage-backed securities	87,567	1,311	78,961	1,095	8,606	216
Agency commercial mortgage-backed securities	409	26	—	—	409	26
Other commercial mortgage-backed securities	15,960	203	12,635	170	3,325	33
Other asset-backed securities	79,637	247	74,150	237	5,487	10
	$926,261	$32,479	$826,353	$18,536	$99,908	$13,943
As of June 30, 2016, excluding U.S. Government backed securities, there were 269 debt securities (10.2% of all available-for-sale fixed maturity securities held) in an unrealized loss position representing 223 issuers. The greatest and second greatest unrealized loss positions among those securities were approximately $0.7 million and $0.6 million, respectively. The securities were evaluated for impairment as of June 30, 2016.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2016

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
Fixed maturity securities held in an unrealized loss position at June 30, 2016, excluding asset-backed securities, have paid all scheduled contractual payments and are expected to continue doing so. Expected future cash flows of asset-backed securities held in an unrealized loss position were estimated as part of the June 30, 2016 impairment evaluation using the most recently available six-month historical performance data for the collateral (loans) underlying the security or, if historical data was not available, sector based assumptions, and equaled or exceeded the current amortized cost basis of the security.
Net Investment Income
Net investment income by investment category was as follows:

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2016	2015	2016	2015
Fixed maturities	$21,208	$25,025	$43,784	$49,984
Equities	3,561	3,456	7,204	6,468
Short-term and Other investments	678	396	1,082	902
BOLI	439	474	899	930
Investment fees and expenses	(1,303)	(1,396)	(2,946)	(3,026)
Net investment income	$24,583	$27,955	$50,023	$55,258
Equity in Earnings (Loss) from Unconsolidated Subsidiaries
Equity in earnings (loss) from unconsolidated subsidiaries included losses from qualified affordable housing project tax credit investments of $3.0 million and $8.3 million for the three- and six-month periods ended June 30, 2016, respectively, and $2.6 million and $5.2 million for the three- and six-month periods ended June 30, 2015, respectively. The losses recorded reflect ProAssurance's allocable portion of partnership operating losses. ProAssurance recognized tax credits related to these qualified affordable housing investments that totaled $4.6 million and $9.3 million for the three- and six-month periods ended June 30th of both 2016 and 2015, respectively. Tax credits recognized reduced income tax expense in the respective periods.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2016

Net Realized Investment Gains (Losses)
Realized investment gains and losses are recognized on the specific identification basis. The following table provides detailed information regarding net realized investment gains (losses):

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2016	2015	2016	2015
Total OTTI losses:
Corporate debt	$—	$(1,209)	$(7,604)	$(4,480)
Other investments	—	—	(3,130)	—
Portion recognized in OCI:
Corporate debt	—	348	1,068	1,789
Net impairments recognized in earnings	$—	$(861)	$(9,666)	$(2,691)
Gross realized gains, available-for-sale securities	1,885	3,627	5,070	7,640
Gross realized (losses), available-for-sale securities	(612)	(810)	(5,259)	(2,065)
Net realized gains (losses), trading securities	1,913	9,525	3,968	12,192
Net realized gains (losses), Short-term investments	18	—	18	—
Net realized gains (losses), Other investments	447	602	498	718
Change in unrealized holding gains (losses), trading securities	7,115	(15,751)	7,851	(14,893)
Change in unrealized holding gains (losses), convertible securities, carried at fair value	162	(968)	95	(698)
Other	1	808	3	808
Net realized investment gains (losses)	$10,929	$(3,828)	$2,578	$1,011
ProAssurance did not recognize OTTI during the 2016 three-month period. ProAssurance recognized OTTI in earnings during the first quarter of 2016 of $6.5 million which included $5.5 million related to debt instruments of ten issuers in the energy sector. The fair value of the bonds and the credit quality of the issuers had declined and ProAssurance recognized credit-related OTTI to reduce the amortized cost basis of the bonds to the present value of future cash flows expected to be received from the bonds. ProAssurance also recognized non-credit OTTI in OCI during first quarter 2016 of $0.9 million related to certain of these same bonds, as the fair value of the bonds was less than the present value of the expected future cash flows from the securities.
ProAssurance also recognized a $3.1 million OTTI in earnings during the first quarter of 2016 related to an investment fund that is accounted for using the cost method (classified as Other investments). The fund is focused on the energy sector and securities held by the fund declined in value during the first quarter of 2016. An OTTI was recognized to reduce ProAssurance's carrying value of the investment to the NAV reported by the fund.
During the 2015 three- and six-month periods, ProAssurance recognized credit-related impairments of $0.9 million and $2.7 million, respectively, related to investments in high-yield securities from three issuers in the energy industry. ProAssurance also recognized non-credit impairments of $0.3 million and $1.8 million for the same respective periods, related to these securities as the fair value of the securities was less than the future cash flows expected to be received from the securities.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2016

The following table presents a roll forward of cumulative credit losses recorded in earnings related to impaired debt securities for which a portion of the OTTI was recorded in OCI.

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2016	2015	2016	2015
Balance beginning of period	$6,559	$2,062	$5,751	$232
Additional credit losses recognized during the period, related to securities for which:
No OTTI has been previously recognized	—	—	2,398	1,830
OTTI has been previously recognized	—	861	2,154	861
Reductions due to:
Securities sold during the period (realized)	(3,240)	(293)	(6,984)	(293)
Balance June 30	$3,319	$2,630	$3,319	$2,630
Other information regarding sales and purchases of available-for-sale securities is as follows:

	Three Months Ended June 30		Six Months Ended June 30
(In millions)	2016	2015	2016	2015
Proceeds from sales (exclusive of maturities and paydowns)	$82.0	$95.1	$191.9	$301.0
Purchases	$173.6	$160.5	$373.2	$375.6
4. Income Taxes
ProAssurance estimates its annual effective tax rate at the end of each quarterly reporting period and uses this estimated rate to record the provision for income taxes in the interim financial statements. The provision for income taxes is different from that which would be obtained by applying the statutory Federal income tax rate to income before taxes primarily because a portion of ProAssurance’s investment income is tax-exempt, and because ProAssurance utilizes tax credit benefits transferred from tax credit partnership investments. Also, in 2016 no U.S. or U.K. tax expense was recognized relative to ProAssurance's pro rata portion of the operating profits of Syndicate 1729 as prior year operating losses were available to offset the profits. In 2015, no U.K. tax benefit was recognized relative to ProAssurance's pro rata portion of Syndicate 1729's operating losses as there was no income against which the losses could be offset.
ProAssurance had receivables for Federal and U.K. income taxes of $1.4 million at June 30, 2016 and $16.4 million at December 31, 2015, both carried as a part of Other assets. The liability for unrecognized tax benefits was $8.4 million at June 30, 2016 and $8.2 million at December 31, 2015.
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
Amortization of DPAC was $21.6 million and $43.1 million for the three and six months ended June 30, 2016, respectively, and $19.9 million and $38.9 million for the three and six months ended June 30, 2015, respectively.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2016

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
During the three and six months ended June 30, 2016, ProAssurance recognized favorable net loss development of $36.8 million and $65.5 million, respectively, related to prior accident years. The favorable net loss development primarily reflected reductions in the Company's estimates of claims severity related to the 2009 through 2013 accident years.
For the three and six months ended June 30, 2015, ProAssurance recognized favorable net loss development of $35.1 million and $68.6 million, respectively, which primarily reflected reductions in estimated claims severity related to the 2008 through 2012 accident years.
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
ProAssurance has funding commitments primarily related to non-public investment entities totaling approximately $93.9 million, expected to be paid as follows: $49.8 million in 2016, $41.5 million in 2017 and 2018 combined, $2.0 million in 2019 and 2020 combined and $0.6 million thereafter. Of these funding commitments, $1.5 million are related to qualified affordable housing project tax credit investments and are expected to be paid as follows: $0.2 million in 2016, $0.4 million in 2017 and 2018 combined, $0.3 million in 2019 and 2020 combined and $0.6 million thereafter.
As a member of Lloyd's and a capital provider to Syndicate 1729, ProAssurance is required to provide capital, referred to as FAL. At June 30, 2016, ProAssurance was satisfying the FAL requirement with investment securities on deposit with Lloyd's with a carrying value of $97.3 million (see Note 3 of the Notes to Condensed Consolidated Financial Statements).
ProAssurance has issued an unconditional revolving credit agreement to the Premium Trust Fund of Syndicate 1729 for the purpose of providing working capital. Permitted borrowings were expanded from £10 million to £20 million under an amended Syndicate Credit Agreement executed in April 2016. Under the amended Syndicate Credit Agreement advances bear interest at 3.8% annually, and may be repaid at any time but are repayable upon demand after December 31, 2019. As of June 30, 2016, the unused commitment under the Syndicate Credit Agreement approximated £11.3 million (approximately $15.0 million as of June 30, 2016).

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2016

8. Debt
ProAssurance’s outstanding debt consisted of the following:

(In thousands)	June 30, 2016	December 31, 2015
Senior notes due 2023, unsecured, interest at 5.3% annually	$250,000	$250,000
Revolving Credit Agreement, outstanding borrowings are fully secured, see Note 3, and carried at an interest rate of 1.13%. Outstanding borrowings are not permitted to exceed $250 million aggregately; Agreement expires in 2020. The interest rate on the borrowing is set at the time the borrowing is initiated or renewed. The current borrowing can be repaid or renewed in October 2016. If renewed, the interest rate will reset.	100,000	100,000
Total principal	$350,000	$350,000
Less debt issuance costs	1,970	2,142
Debt less debt issuance costs	$348,030	$347,858
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

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2016

9. Shareholders’ Equity
At June 30, 2016 and December 31, 2015, ProAssurance had 100 million shares of authorized common stock and 50 million shares of authorized preferred stock. The Board has the authority to determine provisions for the issuance of preferred shares, including the number of shares to be issued, the designations, powers, preferences and rights, and the qualifications, limitations or restrictions of such shares. To date, the Board has not approved the issuance of preferred stock.
ProAssurance declared cash dividends of $0.31 per share during both the first and second quarters of 2016 totaling $32.9 million. ProAssurance declared cash dividends of $0.31 per share during the first and second quarters of 2015 totaling $33.9 million.
At June 30, 2016, Board authorizations for the repurchase of common shares or the retirement of outstanding debt of $109.6 million remained available for use. ProAssurance repurchased approximately 44,500 shares at a cost of $2.1 million and 2.7 million shares at a cost of $123.3 million during the six-month periods ended June 30, 2016 and 2015, respectively.
Share-based compensation expense was $3.1 million and $5.8 million for both the three and six months ended June 30, 2016, respectively, and $2.3 million and $5.0 million for the three and six months ended June 30, 2015, respectively. Related tax benefits were $1.1 million and $2.0 million for the three and six months ended June 30, 2016, respectively, and $0.8 million and $1.7 million for the three and six months ended June 30, 2015, respectively.
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
Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)
For the three and six months ended June 30, 2016 and June 30, 2015, OCI was primarily comprised of unrealized gains and losses, including non-credit impairment losses in the first quarter, arising during the period related to available-for-sale securities, less reclassification adjustments, net of tax. OCI also included a $0.5 million gain for the six months ended June 30, 2016 and a loss of $1.0 million for the six months ended June 30, 2015, net of tax, related to unrecognized changes in defined benefit plan liabilities from the reestimation of two defined benefit plans assumed in the Eastern acquisition, primarily recognized in the first quarter periods. Both plans are frozen as to the earning of additional benefits, but the unrecognized plan benefit liability is reestimated annually.
At June 30, 2016 and December 31, 2015, AOCI was primarily comprised of unrealized gains and losses from available-for-sale securities, including non-credit impairments recognized in OCI of $0.7 million and $2.0 million, respectively, net of tax. At June 30, 2016 and December 31, 2015, AOCI also included losses of $0.4 million and $1.0 million, respectively, related to unrecognized changes in defined benefit plan liabilities, net of tax. All tax effects were computed using a 35% rate, with the exception of unrealized gains and losses on available for sale securities held at our U.K. and Cayman Island entities which were immaterial in amount.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2016

Amounts reclassified from AOCI to net income and the amounts of deferred tax expense (benefit) included in OCI were as follows:

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2016	2015	2016	2015
Reclassifications from AOCI to net income, available-for-sale securities:
Realized investment gains (losses)	$1,531	$3,248	$(3,703)	$4,176
Non-credit impairment losses reclassified to earnings, due to sale of securities or reclassification as a credit loss	(260)	(1,292)	(3,018)	(1,292)
Total amounts reclassified, before tax effect	1,271	1,956	(6,721)	2,884
Tax effect (at 35%)	(445)	(685)	2,352	(1,009)
Net reclassification adjustments	$826	$1,271	$(4,369)	$1,875

Deferred tax expense (benefit) included in OCI	$7,541	$(13,481)	$19,801	$(9,349)
10. Variable Interest Entities
ProAssurance holds passive interests in a number of entities that are considered to be VIEs under GAAP guidance. As of January 1, 2016 ProAssurance has retrospectively adopted new guidance regarding the evaluation of whether or not entities are VIEs and the consolidation analysis required for VIEs (see Note 1 of the Notes to Condensed Consolidated Financial Statements). Adoption of the new guidance increased the number of ProAssurance investment interests considered to be interests in VIEs but did not require that any of the VIE interests be consolidated. ProAssurance's VIE interests principally consist of interests in LPs/LLCs formed for the purpose of achieving diversified equity and debt returns. ProAssurance's VIE interests carried as a part of Other investments totaled $27.6 million at June 30, 2016 and $26.0 million at December 31, 2015. ProAssurance's VIE interests carried as a part of Investment in unconsolidated subsidiaries totaled $281.9 million at June 30, 2016 and $275.0 million at December 31, 2015.
ProAssurance does not have power over the activities that most significantly impact the economic performance of these VIEs and thus is not the primary beneficiary. Therefore, ProAssurance has not consolidated these VIEs. ProAssurance’s involvement with each entity is limited to its direct ownership interest in the entity. ProAssurance has no arrangements with any of the entities to provide other financial support to or on behalf of the entity. At June 30, 2016, ProAssurance’s maximum loss exposure relative to these investments was limited to the carrying value of ProAssurance’s investment in the VIE.
11. Earnings Per Share
Diluted weighted average shares is calculated as basic weighted average shares plus the effect, calculated using the treasury stock method, of assuming that performance, restricted and purchase share units have vested. All outstanding performance, restricted and purchase share units had a dilutive effect for the three and six months ended June 30, 2016 and 2015.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2016

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
Workers' Compensation provides workers' compensation products primarily to employers with 1,000 or fewer employees. The segment also offers alternative market solutions whereby policies written are 100% ceded either to captive insurers unaffiliated with ProAssurance or to SPCs operated by a wholly owned subsidiary of ProAssurance. Each SPC is owned, fully or in part, by an agency, group or association. Financial results (underwriting profit or loss, plus investment results) of the SPCs accrue to the owners of that cell.
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

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2016

Financial data by segment were as follows:

	Three Months Ended June 30, 2016
(In thousands)	Specialty P&C	Workers' Compensation	Lloyd's Syndicate	Corporate	Inter-segment Eliminations	Consolidated
Net premiums earned	$108,126	$55,093	$13,513	$—	$—	$176,732
Net investment income	—	—	337	24,246	—	24,583
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	376	—	376
Net realized gains (losses)	—	—	14	10,915	—	10,929
Other income	1,732	139	188	286	(164)	2,181
Net losses and loss adjustment expenses*	(62,301)	(34,661)	(8,502)	—	(1,435)	(106,899)
Underwriting, policy acquisition and operating expenses*	(25,902)	(16,334)	(5,240)	(8,157)	1,599	(54,034)
Segregated portfolio cells dividend (expense) income	—	(1,523)	—	—	—	(1,523)
Interest expense	—	—	—	(3,851)	—	(3,851)
Income tax benefit (expense)	—	—	(812)	(4,601)	—	(5,413)
Segment operating results	$21,655	$2,714	$(502)	$19,214	$—	$43,081
Significant non-cash items:
Depreciation and amortization	$1,486	$1,393	$43	$5,421	$—	$8,343

	Six Months Ended June 30, 2016
(In thousands)	Specialty P&C	Workers' Compensation	Lloyd's Syndicate	Corporate	Inter-segment Eliminations	Consolidated
Net premiums earned	$218,882	$109,476	$25,954	$—	$—	$354,312
Net investment income	—	—	653	49,370	—	50,023
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	(3,259)	—	(3,259)
Net realized gains (losses)	—	—	8	2,570	—	2,578
Other income	3,008	610	440	744	(267)	4,535
Net losses and loss adjustment expenses*	(133,477)	(69,687)	(14,690)	—	—	(217,854)
Underwriting, policy acquisition and operating expenses*	(50,954)	(34,165)	(10,406)	(15,665)	267	(110,923)
Segregated portfolio cells dividend (expense) income	—	(2,699)	—	—	—	(2,699)
Interest expense	—	—	—	(7,537)	—	(7,537)
Income tax benefit (expense)	—	—	(897)	(5,880)	—	(6,777)
Segment operating results	$37,459	$3,535	$1,062	$20,343	$—	$62,399
Significant non-cash items:
Depreciation and amortization	$3,497	$2,797	$109	$10,568	$—	$16,971

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2016

	Three Months Ended June 30, 2015
(In thousands)	Specialty P&C	Workers' Compensation	Lloyd's Syndicate	Corporate	Inter-segment Eliminations	Consolidated
Net premiums earned	$112,608	$53,581	$9,104	$—	$—	$175,293
Net investment income	—	—	189	27,766	—	27,955
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	2,420	—	2,420
Net realized gains (losses)	—	—	4	(3,832)	—	(3,828)
Other income	1,376	163	3	111	(77)	1,576
Net losses and loss adjustment expenses	(64,054)	(34,310)	(5,575)	—	—	(103,939)
Underwriting, policy acquisition and operating expenses*	(26,645)	(15,831)	(3,964)	(7,162)	77	(53,525)
Segregated portfolio cells dividend (expense) income	—	(1,230)	—	—	—	(1,230)
Interest expense	—	—	—	(3,710)	—	(3,710)
Income tax benefit (expense)	—	—	(620)	(7,234)	—	(7,854)
Segment operating results	$23,285	$2,373	$(859)	$8,359	$—	$33,158
Significant non-cash items:
Depreciation and amortization	$1,980	$1,429	$106	$5,421	$—	$8,936

	Six Months Ended June 30, 2015
(In thousands)	Specialty P&C	Workers' Compensation	Lloyd's Syndicate	Corporate	Inter-segment Eliminations	Consolidated
Net premiums earned	$227,472	$104,858	$14,862	$—	$—	$347,192
Net investment income	—	—	393	54,865	—	55,258
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	4,041	—	4,041
Net realized gains (losses)	—	—	15	996	—	1,011
Other income	2,874	300	492	268	(189)	3,745
Net losses and loss adjustment expenses	(133,084)	(66,412)	(9,582)	—	—	(209,078)
Underwriting, policy acquisition and operating expenses*	(53,806)	(31,189)	(7,544)	(12,531)	189	(104,881)
Segregated portfolio cells dividend expense (income)	—	(3,414)	—	—	—	(3,414)
Interest expense	—	—	—	(7,341)	—	(7,341)
Income tax benefit (expense)	—	—	(620)	(14,941)	—	(15,561)
Segment operating results	$43,456	$4,143	$(1,984)	$25,357	$—	$70,972
Significant non-cash items:
Depreciation and amortization	$4,143	$2,869	$236	$11,255	$—	$18,503
* During the second quarter of 2016, ProAssurance discontinued the practice of eliminating in consolidation the portion of the management fee that was allocated to ULAE and reversed the elimination that was recorded in the first quarter of 2016. Thus, there was no management fee elimination recorded in ULAE for the 2016 six-month period.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2016

The following table provides detailed information regarding ProAssurance's gross premiums earned by product as well as a reconciliation to net premiums earned. All gross premiums earned are from external customers except as noted. ProAssurance's insured risks are primarily within the United States.

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2016	2015	2016	2015
Specialty P&C Segment
Gross premiums earned:
Healthcare professional liability	$111,938	$115,057	$225,687	$230,887
Legal professional liability	6,493	7,239	13,107	14,439
Medical technology liability	8,243	8,685	16,794	17,657
Other	154	388	421	771
Less: Ceded premiums earned	(18,702)	(18,761)	(37,127)	(36,282)
Segment net premiums earned	108,126	112,608	218,882	227,472

Workers' Compensation Segment
Gross premiums earned:
Traditional business	42,193	43,986	84,844	85,989
Alternative market business	18,805	15,885	37,099	31,615
Less: Ceded premiums earned	(5,905)	(6,290)	(12,467)	(12,746)
Segment net premiums earned	55,093	53,581	109,476	104,858

Lloyd's Syndicate Segment
Gross premiums earned:
Property and casualty*	13,859	10,323	27,231	16,860
Less: Ceded premiums earned	(346)	(1,219)	(1,277)	(1,998)
Segment net premiums earned	13,513	9,104	25,954	14,862

Consolidated net premiums earned	$176,732	$175,293	$354,312	$347,192
*Includes premium assumed from the Specialty P&C segment of $3.4 million and $7.0 million for the three and six months ended June 30, 2016, respectively, and $3.6 million and $7.0 million for the same respective periods of 2015.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes to those statements which accompany this report. Throughout the discussion we use certain terms and abbreviations, which can be found in the Glossary of Terms and Acronyms at the beginning of this report. In addition, a glossary of insurance terms and phrases is available on the investor section of our website. Throughout the discussion, references to "ProAssurance," "PRA," "Company," "we," "us" and "our" refer to ProAssurance Corporation and its consolidated subsidiaries. The discussion contains certain forward-looking information that involves risks and uncertainties. As discussed under the heading "Forward-Looking Statements," our actual financial condition and operating results could differ significantly from these forward-looking statements.
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
As of June 30, 2016 our reserve is almost entirely comprised of long-tail exposures. The estimation of long-tailed losses is inherently difficult and is subject to significant judgment on the part of management. Due to the nature of our claims, our loss costs, even for claims with similar characteristics, can vary significantly depending upon many factors, including but not limited to the specific characteristics of the claim and the manner in which the claim is resolved. Long-tailed insurance is characterized by the extended period of time typically required to assess the viability of a claim, potential damages, if any, and to then reach a resolution of the claim. The claims resolution process may extend to more than five years. The combination of continually changing conditions and the extended time required for claim resolution results in a loss cost estimation process that requires actuarial skill and the application of significant judgment, and such estimates require periodic modification.
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
Specialty P&C Segment. Professional and medical technology liability loss costs are impacted by many factors, including but not limited to, the nature of the claim, including whether or not the claim is an individual or a mass tort claim, the personal situation of the claimant or the claimant's family, the outcome of jury trials, the legislative and judicial climate where any potential litigation may occur, general economic conditions and, for claims involving bodily injury, the trend of healthcare costs. Within our Specialty P&C segment, for our HCPL business (79% of our consolidated gross reserve for losses and loss adjustment expenses as of December 31, 2015), we set an initial reserve using the average loss ratio used in our pricing, plus an additional provision in consideration of the historical loss volatility we and others in the industry have experienced. For our HCPL business our target loss ratio during recent accident years has approximated 75% and the provision for loss volatility has ranged from 8 to 10 percentage points, producing an overall average initial loss ratio for our HCPL business of approximately 87%. The average initial loss ratio for our HCPL business has approximated 87% for recent years, which is higher than the underlying expected loss ratio and provision for volatility. The reasons for the higher loss provisions vary from period to period and have included additional loss activity within our surplus lines business, provisions for losses in excess of policy limits, adjustments to unallocated loss adjustment expenses, adjustment to the reserve for the death disability and retirement provisions in our policies and additional losses recorded for particular exposures, such as mass torts. These specific adjustments are made if we believe the results for a given accident year are likely to exceed those anticipated by our pricing. We believe use of a provision for volatility appropriately considers the inherent risks and limitations of our rate development process and the historic volatility of professional liability losses (the industry has experienced accident year loss ratios as high as 163% and as low as 53% over the past 30 years) and produces a reasonable best estimate of the reserve required to cover actual ultimate unpaid losses. A similar practice is followed for our legal professional liability business (5% of our consolidated gross reserve for losses and loss adjustment expenses as of December 31, 2015).
The risks insured in our medical technology liability business (6% of our consolidated gross reserve for losses and loss adjustment expenses as of December 31, 2015) are more varied, and policies are individually priced based on the risk characteristics of the policy and the account. These policies often have significant deductibles or self-insured retentions and the insured risks range from startup operations to large, multinational entities. Premiums are established using our most recently developed actuarial estimates of losses expected to be incurred based on factors which include: results from prior analysis of similar business, industry indications, observed trends and judgment. Claims in this line of business primarily involve bodily injury to individuals and are affected by factors similar to those of our HCPL line of business. For the medical technology liability business, we also establish an initial reserve using a loss ratio approach, including a provision in consideration of historical loss volatility that this line of business has exhibited.
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
Lloyd's Syndicate Segment. Given the recent inception date for Syndicate 1729 (January 1, 2014) there is a lack of reliable historical claims data to use in establishing initial reserves for the exposures in our Lloyd's Syndicate segment. Consequently, we rely heavily on the historical claims experience of the Lloyd's market for similar risks in estimating the appropriate initial reserves for our Lloyd's Syndicate segment.

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
We recognized net favorable reserve development of $36.8 million during the three months ended June 30, 2016, of which $33.0 million related to our Specialty P&C segment, $1.0 million related to our Workers' Compensation segment and $2.8 million related to our Lloyd's Syndicate segment. During the six months ended June 30, 2016, we recognized net favorable reserve development of $65.5 million, of which $60.2 million related to our Specialty P&C segment, $2.1 million related to our Workers' Compensation segment and $3.2 million related to our Lloyd's Syndicate segment. The net favorable development recognized within the Specialty P&C segment was primarily attributable to the favorable resolution of HCPL claims during the period and an evaluation of established case reserves and paid claims data that indicated that the actual severity trend associated with the remaining HCPL claims is less than we had previously estimated. Net favorable development recognized within our Workers' Compensation segment includes amortization of the purchase accounting fair value adjustment of $0.4 million and $0.8 million for the three and six months ended June 30, 2016, respectively; the remaining net favorable development of $0.6 million and $1.3 million for the three- and six-month periods, respectively, was attributable to our SPCs which are evaluated at the cell level. Because a relatively small number of claims are open per cell, the closing of claims can affect the actuarial projections for the remaining open claims in the cell to an extent that indicates development should be recognized for the cell. The net favorable development recognized within our Lloyd's Syndicate segment in 2016 is attributable to actual loss experience proving to have been better than the Lloyd's market historical averages for similar risks which were used to initially establish reserves. We did not recognize any reserve development in our Lloyd's Syndicate segment for the three and six months ended June 30, 2015.
Use of Judgment
Even though the actuarial process is highly technical, it is also highly judgmental, both as to the selection of the data used in the various actuarial methodologies (e.g., initial expected loss ratios and loss development factors) and in the interpretation of the output of the various methods used. Each actuarial method generally returns a different value and for the more recent accident years the variations among the various methodologies can be significant. For each partition of our reserves, the results of the various methods, along with the supplementary statistical data regarding such factors as closed with and without indemnity ratios, claim severity trends, the expected duration of such trends and changes in the legal and legislative environment and the current economic environment are used to develop a point estimate based upon management's judgment and past experience. The series of selected point estimates is then combined to produce an overall point estimate for ultimate losses.
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
Although we remain uncertain regarding the ultimate severity trend to project into the future due to the long-tailed nature of our business, we have given consideration to observed loss costs in setting our rates. For our HCPL business this practice has resulted in rate reductions in recent years. For example, on average, excluding our podiatry business acquired in 2009, we have gradually reduced the premium rates we charge on our standard physician renewal business (our largest HCPL line) by approximately 17% from the beginning of 2006 to June 30, 2016. Loss ratios for the current accident years have thus remained fairly constant because expected loss reductions have been reflected in our rates.
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
Investment Valuations
We record the majority of our investments at fair value as shown in the table below. At June 30, 2016 the distribution of our investments based on GAAP fair value hierarchies (levels) was as follows:

	Distribution by GAAP Fair Value Hierarchy
	Level 1	Level 2	Level 3	Not Categorized	Total Investments
Investments recorded at:
Fair value	14%	74%	1%	4%	93%
Other valuations					7%
Total Investments					100%
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

Investments - Other Valuation Methodologies
Certain of our investments, in accordance with GAAP for the type of investment, are measured using methodologies other than fair value. At June 30, 2016 these investments represented approximately 7% of total investments and are detailed in the following table. Additional information about these investments is provided in Notes 2 and 3 of the Notes to Condensed Consolidated Financial Statements.

(In millions)	Carrying Value	GAAP Measurement Method
Other investments:
Investments in LPs	$46.9	Cost
Other, principally FHLB capital stock	3.6	Cost
	50.5
Investment in unconsolidated subsidiaries:
Investments in tax credit partnerships	124.5	Equity
Equity method LPs/LLCs	21.7	Equity
	146.2
BOLI	58.1	Cash surrender value
Total investments - Other valuation methodologies	$254.8
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
Deferred Policy Acquisition Costs
Policy acquisition costs (primarily commissions, premium taxes and underwriting salaries) which are directly related to the successful acquisition of new and renewal premiums are capitalized as DPAC and charged to expense, net of ceding commissions earned, as the related premium revenue is recognized. We evaluate the recoverability of our DPAC at the segment level each reporting period, and any amounts estimated to be unrecoverable are charged to expense in the current period. As of June 30, 2016 we have not determined that any amounts are unrecoverable.
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
Unrecognized Tax Benefits
We evaluate tax positions taken on tax returns and recognize positions in our financial statements when it is more likely than not that we will sustain the position upon resolution with a taxing authority. If recognized, the benefit is measured as the largest amount of benefit that has a greater than fifty percent probability of being realized. We review uncertain tax positions each period, considering changes in facts and circumstances, such as changes in tax law, interactions with taxing authorities and developments in case law, and make adjustments as we consider necessary. Adjustments to our unrecognized tax benefits may affect our income tax expense, and settlement of uncertain tax positions may require the use of cash. No significant adjustments were considered necessary during the first six months of 2016 or 2015. At June 30, 2016, our liability for unrecognized tax benefits approximated $8.4 million.
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
Accounting Changes
We are not aware of any accounting changes not yet adopted as of June 30, 2016 that would have a material effect on our results of operations or financial position. Note 1 of the Notes to Condensed Consolidated Financial Statements provides additional detail regarding accounting changes.

Liquidity and Capital Resources and Financial Condition
Overview
ProAssurance Corporation is a holding company and is a legal entity separate and distinct from its subsidiaries. The holding company has no substantial external revenues other than its investment revenues, and dividends from its operating subsidiaries represent a significant source of funds for its obligations, including debt service and shareholder dividends. At June 30, 2016, we held cash and liquid investments of approximately $255 million outside our insurance subsidiaries that were available for use without regulatory approval or other restriction. Our holding company also has an additional $100 million in permitted borrowings under its Revolving Credit Agreement, and an accordion feature, which if subscribed successfully, would allow another $50 million in available funds as discussed in this section under the heading "Debt."
To date, during 2016, our insurance subsidiaries have paid dividends to us of approximately $94 million, which included extraordinary dividends of $50 million. In the aggregate, our domestic insurance subsidiaries have available and intend to pay dividends of approximately $100 million over the remainder of 2016 without the prior approval of state insurance regulators. The payment of any dividend requires prior notice to the insurance regulator in the state of domicile, and the regulator may reduce or prevent the dividend if, in its judgment, payment of the dividend would have an adverse effect on the surplus of the insurance subsidiary. We make the decision to pay dividends from an insurance subsidiary based on the capital needs of that subsidiary, and may pay less than the permitted dividend or may also request permission to pay an additional amount (an extraordinary dividend).
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
Operating cash flows compare as follows:

	Six Months Ended June 30
(In millions)	2016	2015
Cash provided by operating activities	$86.2	$53.8

Change in Operating Cash Flows	2016 vs 2015	2015 vs 2014
Cash provided by operating activities, prior year	$53.8	$29.1
Increase (decrease) in operating cash flows attributable to:
Premium receipts	(2.0)	7.3
Payments to reinsurers	1.0	6.0
Losses paid, net of reinsurance recoveries	14.8	(2.7)
Cash received from investments	(6.6)	(7.1)
Cash paid for other expenses	(0.2)	(4.3)
Federal and state income tax payments	33.1	11.8
Cash flows produced by Lloyd's Syndicate operations	(8.5)	11.6
Other amounts not individually significant, net	0.8	2.1
Cash provided by operating activities, current year	$86.2	$53.8
Premium receipts. The decrease in premium receipts for 2016 as compared to 2015 reflects lower premium volume in 2016 for our Specialty P&C segment largely offset by higher volume in the Workers' Compensation segment. The increase in premium receipts for 2015 was primarily attributable to higher premium volume as compared to 2014, primarily within our Workers' Compensation segment, which more than offset the decline in our Specialty P&C segment.

Payments to reinsurers. Our reinsurance contracts generally cover policies written during the term of the agreement (usually one year), and are settled periodically over a number of years as claims covered by the contract are resolved. Some contracts require annual settlements while others require settlement only after a number of years have elapsed, thus the amounts paid can vary widely from period to period.
Payments to reinsurers (increased) decreased as compared to the prior period as shown below:

	Six Months Ended June 30
(In millions)	2016 vs 2015	2015 vs 2014
Change in payments to reinsurers, exclusive of Syndicate 1729	$1.0	$9.3
Change in reinsurance paid to Syndicate 1729	—	(3.3)
	$1.0	$6.0
Exclusive of the effect of our quota share reinsurance agreement with Syndicate 1729, payments to reinsurers decreased in 2016 as compared to 2015 and also decreased in 2015 as compared to 2014. Cash flows resulting from premium adjustments on our excess of loss reinsurance arrangements can vary widely as the estimated premium owed under these arrangements changes over time, with some settlements resulting in the receipt of cash and others resulting in cash disbursements. We received cash from settlements on our excess of loss reinsurance arrangements in both 2016 and 2015, but the cash received was greater in 2016 than in 2015. This was offset to an extent by higher payments made in 2016 relative to our shared risk reinsurance arrangements. In 2015 payments to reinsurers, exclusive of the effect of our quota share reinsurance agreement with Syndicate 1729, decreased as compared to 2014 primarily due to cash receipts from settlements of our excess of loss reinsurance arrangements as compared to cash disbursements in the prior year.
Payments to Syndicate 1729 were flat in 2016 as compared to 2015 and increased in 2015 as compared to 2014 due to 2014 being the initial period of the agreement. Net operating cash flows of our Syndicate 1729 operations reflects the receipt of these payments, but are reported pro rata (58%) and on a one quarter delay.
Losses paid, net of reinsurance recoveries. The timing of our net loss payments varies from period to period because the process for resolving claims is complex and occurs at an uneven pace depending upon the circumstances of the individual claim.

	Six Months Ended June 30
(In millions)	2016 vs 2015	2015 vs 2014
(Increase) decrease change in losses paid	$(5.1)	$(5.8)
Increase (decrease) change in reinsurance recoveries	3.9	3.1
Cash received, Syndicate 1729 commutation	16.0	—
	$14.8	$(2.7)
During 2016 we commuted the 2014 calendar year quota share reinsurance arrangement between our Specialty P&C segment and Syndicate 1729 which resulted in a cash receipt from Syndicate 1729. Our pro rata (58%) share of the cash payment by Syndicate 1729 is reflected as a cash outflow of $9.2 million in the operating cash flows of the Lloyd's Syndicate operations shown below.
Cash received from investments. Receipts from fixed income securities have declined due to a smaller fixed income portfolio. Also, the timing of dividend receipts and income distributions from our investment LPs/LLCs is uneven.
Cash paid for other expenses. The decrease in cash paid for other expenses in 2016 as compared to 2015 and for 2015 as compared to 2014 both reflect shifts in the timing of certain other expense payments.

Federal and state income tax payments. Net tax payments (increased) decreased as compared to the prior period as shown below:

	Six Months Ended June 30
(In millions)	2016 vs 2015	2015 vs 2014
Change in amount of tax payments made for the prior tax year	$4.0	$(3.0)
Change in amount of estimated tax payments for the current tax year	18.0	12.0
Change in amount of excess tax benefits associated with share-based compensation	(0.3)	1.2
Refunds related to prior tax periods	11.1	1.6
Change in other tax payments	0.3	—
	$33.1	$11.8
Refunds received in 2016 include a $15 million refund for the 2015 tax year, due to estimated tax payments exceeding the final tax liability for the period.
Cash flows produced by Lloyd's Syndicate Operations. This represents our 58% share of Syndicate 1729 operating cash flows, reported on a one quarter delay. Cash flows decreased for 2016 as compared to 2015 primarily due to commutation of the 2014 quota share reinsurance agreement with the Specialty P&C segment as previously discussed. The large increase in operating cash flows in 2015 as compared to 2014 is due to the 2014 period reflecting only the initial quarter of Syndicate 1729 business operations.

Reinsurance
Within our Specialty P&C segment, we use insurance and reinsurance (collectively, “reinsurance”) to provide capacity to write larger limits of liability, to provide reimbursement for losses incurred under the higher limit coverages we offer and to provide protection against losses in excess of policy limits. We also have a quota share arrangement with Syndicate 1729 established to provide an initial premium base for Syndicate 1729. Within our Workers' Compensation segment, we use reinsurance to reduce our net liability on individual risks, to mitigate the effect of significant loss occurrences (including catastrophic events), to stabilize underwriting results, and to increase underwriting capacity by decreasing leverage. In both the Specialty P&C and Workers' Compensation segments, we use reinsurance in risk sharing arrangements, to align our objectives with those of our strategic business partners and to provide custom insurance solutions for large customer groups. The purchase of reinsurance does not relieve us from the ultimate risk on our policies, but it does provide reimbursement for certain losses we pay. We pay our reinsurers a premium in exchange for reinsurance of the risk. For our excess of loss arrangements, the premium due to the reinsurer is determined by the loss experience of the business reinsured, subject to certain minimum and maximum amounts. Until all loss amounts are known, we estimate the premium due to the reinsurer. Changes to the estimate of premium owed under reinsurance agreements related to prior periods are recorded in the period in which the change in estimate occurs and can have a significant effect on net premiums earned.
We generally reinsure risks under treaties (our excess of loss reinsurance arrangements) pursuant to which the reinsurers agree to assume all or a portion of all risks that we insure above our individual risk retention levels, up to the maximum individual limits offered. These arrangements are negotiated and renewed annually. Renewal dates for our healthcare professional liability, legal professional liability, medical technology liability and workers' compensation treaties are October 1, June 1, January 1 and May 1, respectively. As of October 1, 2015 our professional liability treaty renewed with more favorable terms and pricing than the previous agreement. Our medical technology liability treaty also renewed at a more favorable rate than the previous agreement. Our workers' compensation treaty renewed in 2016 at a slightly higher rate than the previous agreement. The significant terms of our excess of loss reinsurance arrangements are detailed in the following table.
Excess of Loss Reinsurance Agreements

Professional Liability	Medical Technology & Life Sciences Products	Workers' Compensation - Traditional
(1) Historically, retention has ranged from 5% to 32.5%.
(2) Historically, retention has been as high as $2M.

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
During the three and six months ended June 30, 2016, we wrote workers' compensation policies in our alternative market business generating premium of approximately $13.9 million and $36.6 million, respectively, under custom programs whereby the policies written are fully reinsured under 100% quota share agreements to the SPCs of our wholly owned subsidiary, Eastern Re, domiciled in the Cayman Islands, net of a ceding commission. The remaining premium written in our alternative market business of $1.1 million and $4.8 million for the 2016 three- and six-month periods is 100% ceded to unaffiliated captive insurers.
Each SPC has preferred shareholders and the underwriting profit or loss of each cell accrues fully to these preferred shareholders. We participate as a preferred shareholder in certain SPCs. Our ownership interest in the SPCs for which we participate is as low as 25% and as high as 77.5%.
Each SPC has in place its own reinsurance arrangements, which are illustrated in the table below.
Workers' Compensation Segregated Portfolio Cell Reinsurance

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
Litigation
We are involved in various legal actions related to insurance policies and claims handling including, but not limited to, claims asserted against us by policyholders. These types of legal actions arise in the ordinary course of business and, in accordance with GAAP for insurance entities, are generally considered as a part of our loss reserving process, which is described in detail in our Critical Accounting Estimates section under the heading "Reserve for Losses and Loss Adjustment Expenses." We also have other direct actions against the Company unrelated to our claims activity which we evaluate and account for as a part of our other liabilities. For these corporate legal actions, we evaluate each case separately and establish what we believe is an appropriate reserve based on GAAP guidance related to contingent liabilities. As of June 30, 2016 there were no material reserves established for corporate legal actions.

Investing Activities and Related Cash Flows
Our investments at June 30, 2016 and December 31, 2015 are comprised as follows:

	June 30, 2016		December 31, 2015
($ in thousands)	Carrying Value	% of Total Investment	Carrying Value	% of Total Investment
Fixed Maturities, Available for Sale
U.S. Treasury obligations	$140,660	4%	$123,892	3%
U.S. Government-sponsored enterprise obligations	30,871	1%	26,334	1%
State and municipal bonds	911,762	24%	940,635	26%
Corporate debt	1,325,900	35%	1,291,686	35%
Residential mortgage-backed securities	241,428	6%	238,387	7%
Commercial mortgage-backed securities	37,117	1%	41,133	1%
Other asset-backed securities	99,523	2%	98,220	3%
Total fixed maturities securities, available for sale	2,787,261	73%	2,760,287	76%

Equity securities, trading	351,348	9%	322,353	9%
Short-term investments	206,753	5%	119,236	3%
BOLI	58,111	2%	57,213	2%
Investment in unconsolidated subsidiaries	332,403	9%	311,908	9%
Other investments	80,719	2%	79,133	1%
Total Investments	$3,816,595	100%	$3,650,130	100%

The distribution of our investments in fixed-maturity securities by rating were as follows:

($ in thousands)	June 30, 2016		December 31, 2015
Rating	Carrying Value	% of Fixed Maturities	Carrying Value	% of Fixed Maturities
AAA	$715,162	25%	$688,449	25%
AA+	239,482	8%	224,956	8%
AA	251,722	9%	264,137	10%
AA-	265,594	10%	272,304	10%
A+	267,735	10%	270,140	10%
A	303,468	11%	320,424	12%
A-	243,953	9%	244,083	9%
BBB+	132,404	5%	133,778	5%
BBB	111,775	4%	115,902	4%
BBB-	52,453	2%	46,892	2%
Below investment grade	159,361	5%	156,928	4%
Not rated	44,152	2%	22,294	1%
Total	$2,787,261	100%	$2,760,287	100%
A detailed listing of our investment holdings as of June 30, 2016 is located under the Financial Information header on the Investor Relations page of our website which can be reached directly at www.proassurance.com/investorrelations/supplemental.aspx, or through links from the Investor Relations section of our website, Investor.Proassurance.com.
We manage our investments to ensure that we will have sufficient liquidity to meet our obligations, taking into consideration the timing of cash flows from our investments, including interest payments, dividends and principal payments, as well as the expected cash flows to be generated by our operations. In addition to the interest and dividends we will receive, we anticipate that between $40 million and $90 million of our investments will mature (or be paid down) each quarter over the next twelve months and become available, if needed, to meet our cash flow requirements. The primary outflow of cash at our insurance subsidiaries is related to paid losses and operating costs, including income taxes. The payment of individual claims cannot be predicted with certainty; therefore, we rely upon the history of paid claims in estimating the timing of future claims payments. To the extent that we may have an unanticipated shortfall in cash we may either liquidate securities or borrow funds under existing borrowing arrangements through our credit facility and the FHLB system. Currently, $150 million could be made available for use through our credit facility, as discussed in this section under the heading "Debt." Given the duration of our investments, we do not foresee a shortfall that would require us to meet operating cash needs through additional borrowings. Additional information regarding the credit facility is detailed in Note 8 of the Notes to Condensed Consolidated Financial Statements.
As discussed in Note 3 of the Notes to Condensed Consolidated Financial Statements, our fixed maturity and short-term investments include securities deposited with Lloyd's in order to meet our FAL requirement. At June 30, 2016 securities on deposit with Lloyd's included fixed maturities having a fair value of $95.9 million and short-term investments with a fair value of $1.4 million.
Our investment portfolio continues to be primarily composed of high quality fixed income securities with approximately 93% of our fixed maturities being investment grade securities as determined by national rating agencies. The weighted average effective duration of our fixed maturity securities at June 30, 2016 was 3.38 years; the weighted average effective duration of our fixed maturity securities combined with our short-term securities was 3.14 years.
The carrying value and unfunded commitments for certain of our investments are the following:

	Carrying Value		June 30, 2016
($ in millions, except expected funding period)	June 30, 2016	December 31, 2015	Unfunded Commitment	Expected funding period in years
Qualified affordable housing project tax credit partnerships (1)	$114.1	$121.6	$1.5	6
Historic tax credit partnerships (2)	10.4	8.4	9.5	1
Investment fund LPs/LLCs (2)	254.8	227.0	82.4	5
Total	$379.3	$357.0	$93.4
(1) The carrying value reflects our total commitments (both funded and unfunded) to the partnerships, less amortization, since our initial investment. We fund these investments based on funding schedules maintained by the partnerships.

(2) The carrying value reflects our funded commitments less amortization.
Investment fund LPs/LLCs are by nature less liquid and may involve more risk than other investments. We manage our risk through diversification of asset class and geographic location. At June 30, 2016, we had investments in 21 separate investment funds with a total carrying value of $254.8 million (7% of our total investments). We review and monitor the performance of these investments on a quarterly basis.
Energy Sector Exposures
Our total energy related exposures approximated $211.6 million (approximately 6% of invested assets) at June 30, 2016. Our energy-related debt securities at June 30, 2016 included investments of $150.2 million (of which approximately $26.9 million is below investment grade). We believe those in the energy sector could have the most volatility and potential for future impairments based upon petroleum and petroleum product prices. At June 30, 2016, approximately 99% of our energy-related debt securities were rated; the average rating was BBB+. In addition, we held a $23.7 million investment in a mid-stream focused energy infrastructure limited partnership, which was impaired by $3.1 million in the first quarter 2016, $37.5 million of energy related, dividend-paying blue chip stocks and MLPs and $0.3 million of other energy related investments. We will continue to monitor developments within the energy sector and the credit risk associated with energy companies within our investment portfolio using publicly available financial and rating agency data.
Financing Activities and Related Cash Flows
Treasury Shares
We repurchased approximately 44,500 common shares, having a total cost of approximately $2.1 million, during the six months ended June 30, 2016 (including approximately 16,800 shares at a total cost of $0.8 million during the three months ended June 30, 2016). During the six months ended June 30, 2015 we repurchased approximately 2.7 million shares, having a total cost of approximately $123.3 million (including approximately 1.5 million shares at a total cost of $66.1 million during the three months ended June 30, 2015). We did not repurchase any common shares subsequent to June 30, 2016 and as of July 31, 2016 our remaining Board authorization was approximately $109.6 million.

Shareholder Dividends
Our Board of Directors declared quarterly cash dividends of $0.31 per share during the first and second quarters of both 2016 and 2015, each of which was paid in the following quarter. Dividends paid during the first six months of 2016 and 2015 included the dividends declared in the first quarter of the current year as well as the quarterly and special dividends declared in the fourth quarter of the prior year. Any decision to pay future cash dividends is subject to the Board’s final determination after a comprehensive review of financial performance, future expectations and other factors deemed relevant by the Board.
Debt
At June 30, 2016 our debt included $250 million of outstanding unsecured senior notes. The notes bear interest at 5.3% annually and are due in 2023 although they may be redeemed in whole or part prior to maturity. There are no financial covenants associated with these notes.
We have available a Revolving Credit Agreement which may be used for general corporate purposes, including, but not limited to, short-term working capital, share repurchases as authorized by the Board, and support for other activities we enter into in the normal course of business. Our Revolving Credit Agreement permits borrowings of up to $200 million, and has available a $50 million accordion feature, which, if successfully subscribed, would expand permitted borrowings up to $250 million. At June 30, 2016 we had borrowed $100 million under the Revolving Credit Agreement, on a fully secured basis. Our outstanding borrowing is repayable or renewable in October 2016, and repayment can be deferred until expiration of the Revolving Credit Agreement in June 2020. We are in compliance with the financial covenants of the Agreement.
Additional information regarding our debt is provided in Note 8 of the Notes to Condensed Consolidated Financial Statements.
We are a member of a number of FHLBs. Through membership, we have access to secured cash advances which can be used for liquidity purposes or other operational needs. To date, we have not established a FHLB line of credit or materially utilized our membership.

Results of Operations – Three and Six Months Ended June 30, 2016 Compared to Three and Six Months Ended June 30, 2015
Selected consolidated financial data for each period is summarized in the table below.

	Three Months Ended June 30			Six Months Ended June 30
($ in thousands, except per share data)	2016	2015	Change	2016	2015	Change
Revenues:
Net premiums written	$171,469	$171,133	$336	$367,297	$368,746	$(1,449)
Net premiums earned	$176,732	$175,293	$1,439	$354,312	$347,192	$7,120
Net investment result	24,959	30,375	(5,416)	46,764	59,299	(12,535)
Net realized investment gains (losses)	10,929	(3,828)	14,757	2,578	1,011	1,567
Other income	2,181	1,576	605	4,535	3,745	790
Total revenues	214,801	203,416	11,385	408,189	411,247	(3,058)
Expenses:
Losses and loss adjustment expenses	120,842	112,747	8,095	249,028	230,915	18,113
Reinsurance recoveries	(13,943)	(8,808)	(5,135)	(31,174)	(21,837)	(9,337)
Net losses and loss adjustment expenses	106,899	103,939	2,960	217,854	209,078	8,776
Underwriting, policy acquisition and operating expenses	54,034	53,525	509	110,923	104,881	6,042
Segregated portfolio cells dividend expense (income)	1,523	1,230	293	2,699	3,414	(715)
Interest expense	3,851	3,710	141	7,537	7,341	196
Total expenses	166,307	162,404	3,903	339,013	324,714	14,299
Income before income taxes	48,494	41,012	7,482	69,176	86,533	(17,357)
Income taxes	5,413	7,854	(2,441)	6,777	15,561	(8,784)
Net income	$43,081	$33,158	$9,923	$62,399	$70,972	$(8,573)
Operating income	$35,993	$35,695	$298	$60,756	$70,402	$(9,646)
Earnings per share:
Basic	$0.81	$0.60	$0.21	$1.17	$1.27	$(0.10)
Diluted	$0.81	$0.60	$0.21	$1.17	$1.26	$(0.09)
Operating earnings per share:
Basic	$0.68	$0.64	$0.04	$1.14	$1.26	$(0.12)
Diluted	$0.67	$0.64	$0.03	$1.14	$1.25	$(0.11)
Net loss ratio	60.5%	59.3%	1.2	61.5%	60.2%	1.3
Underwriting expense ratio	30.6%	30.5%	0.1	31.3%	30.2%	1.1
Combined ratio	91.1%	89.8%	1.3	92.8%	90.4%	2.4
Operating ratio	77.2%	73.9%	3.3	78.7%	74.5%	4.2
Effective tax rate	11.2%	19.2%	(8.0)	9.8%	18.0%	(8.2)
Return on equity*	8.6%	6.3%	2.3	6.3%	6.7%	(0.4)
* Annualized
In all tables that follow, the abbreviation "nm" indicates that the information or the percentage change is not meaningful.

Revenues
Our consolidated net premiums earned were as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2016	2015	Change		2016	2015	Change
Net Premiums Earned
Specialty P&C	$108,126	$112,608	$(4,482)	(4.0%)	$218,882	$227,472	$(8,590)	(3.8%)
Workers' Compensation	55,093	53,581	1,512	2.8%	109,476	104,858	4,618	4.4%
Lloyd's Syndicate	13,513	9,104	4,409	48.4%	25,954	14,862	11,092	74.6%
Consolidated total	$176,732	$175,293	$1,439	0.8%	$354,312	$347,192	$7,120	2.1%
Consolidated net premiums earned increased during both the 2016 three- and six-month periods as compared to 2015 due to an increase in net premiums earned for both our Lloyd's Syndicate and Workers' Compensation segments which was substantially offset by a decrease in net premiums earned for our Specialty P&C segment.
Our net investment result, which includes both net investment income and earnings from unconsolidated subsidiaries, decreased $5.4 million or 17.8% for the 2016 three-month period and decreased $12.5 million or 21.1% for the 2016 six-month period. The decreases in both the 2016 three- and six-month periods are driven by lower average investment balances and lower yields on our fixed maturities portfolio and a reduction in earnings from our unconsolidated subsidiaries of $2.0 million and $7.3 million, respectively. The reduction in earnings from our unconsolidated subsidiaries were attributable to both lower reported earnings from our investments in LPs/LLCs and an acceleration of the recognition of tax credit partnership operating losses, which resulted in higher operating losses in both the 2016 three- and six-month periods. Operating losses on our tax credit partnerships are partially offset by reductions in our tax provision.
During the 2016 three- and six-month periods we had net realized investment gains of $10.9 million and $2.6 million, respectively, as compared to net realized investment losses of $3.8 million for the 2015 three-month period and net realized investment gains of $1.0 million for the 2015 six-month period. There was no OTTI recognized in earnings during the 2016 three-month period. OTTI recognized in earnings was $9.7 million for the 2016 six-month period and $0.9 million and $2.7 million for the 2015 three- and six-month periods, respectively.
Expenses
The following table shows our net loss ratio by segment:

	Three Months Ended June 30			Six Months Ended June 30
($ in millions)	2016	2015	Change	2016	2015	Change
Current accident year net loss ratio
Consolidated ratio	81.3%	79.3%	2.0	80.0%	80.0%	—
Specialty P&C	88.1%	86.8%	1.3	88.5%	87.3%	1.2
Workers' Compensation	64.8%	66.8%	(2.0)	65.6%	66.4%	(0.8)
Lloyd's Syndicate	83.5%	61.2%	22.3	68.9%	64.5%	4.4

Calendar year net loss ratio
Consolidated ratio	60.5%	59.3%	1.2	61.5%	60.2%	1.3
Specialty P&C	57.6%	56.9%	0.7	61.0%	58.5%	2.5
Workers' Compensation	62.9%	64.0%	(1.1)	63.7%	63.3%	0.4
Lloyd's Syndicate	62.9%	61.2%	1.7	56.6%	64.5%	(7.9)

Favorable net loss development, prior accident years
Consolidated	$36.8	$35.1	$1.7	$65.5	$68.6	$(3.1)
Specialty P&C	33.0	33.6	(0.6)	60.2	65.4	(5.2)
Workers' Compensation	1.0	1.5	(0.5)	2.1	3.2	(1.1)
Lloyd's Syndicate	2.8	—	2.8	3.2	—	3.2
Our consolidated current accident year net loss ratio increased 2.0 percentage points for the 2016 three-month period as compared to 2015 driven by the effect of a higher loss ratio in our Lloyd's Syndicate segment as well as a change in expense allocations, as discussed below. Our consolidated current accident year net loss ratio remained flat for the 2016 six-month period as compared to 2015 primarily driven by the effect of a lower loss ratio in our Workers' Compensation segment offset by a higher loss ratio in our Specialty P&C segment.
Our consolidated calendar year net loss ratio was lower than our consolidated current accident year net loss ratio due to the recognition of net favorable loss development in our Specialty P&C, Workers' Compensation and Lloyd's Syndicate segments as shown in the previous table.
Our underwriting expense ratio reflected the following:

	Three Months Ended June 30			Six Months Ended June 30
	2016	2015	Change	2016	2015	Change
Underwriting Expense Ratio
Consolidated	30.6%	30.5%	0.1	31.3%	30.2%	1.1
Specialty P&C	24.0%	23.7%	0.3	23.3%	23.7%	(0.4)
Workers' Compensation	29.6%	29.5%	0.1	31.2%	29.7%	1.5
Lloyd's Syndicate	38.8%	43.5%	(4.7)	40.1%	50.8%	(10.7)
Corporate*	4.6%	4.1%	0.5	4.4%	3.6%	0.8
* There are no net premiums earned associated with the Corporate segment. Ratio shown is the contribution of the Corporate segment to the consolidated ratio (Corporate Operating expenses divided by consolidated Net premium earned).

The consolidated expense ratio increased for both the 2016 three- and six-month periods when compared to the same respective periods in 2015. Both the 2016 three- and six-month periods reflected an increase in underwriting expense when compared to the same periods in 2015, the effect of which was offset, to an extent, by a 0.8% and 2.1% increase in Net earned premium for the three- and six-month periods of 2016, respectively.
The primary components of the consolidated increase in Underwriting, policy acquisition and operating expense for both the three- and six-month periods were:

•	Increase in consolidated DPAC amortization, for both the three and six months ended June 30, 2016, by $1.7 million and $4.3 million, respectively, particularly in the Lloyd's Syndicate segment.

•
Increase in operating expenses in our Corporate segment by $1.0 million and $3.1 million for the three and six months ended June 30, 2016 due to costs associated with a pre-acquisition liability from a discontinued operation and an increase in share-based compensation expenses resulting from the adjustment of the projected award value based upon the improvement, in the quarter, of one of the performance metrics associated with a particular year's award.

•
Increase in underwriting expenses in our Workers' Compensation segment for the three and six months ended June 30, 2016 of $0.2 million and $2.1 million, respectively, primarily due to an increase in compensation and related costs and for the six-month period, pension settlement charges.

There was a $1.4 million decrease in our consolidated underwriting expenses during the three-months ended June 30, 2016 that reflected a current year cumulative change in how the management fee was considered and allocated to losses and loss adjustment expenses. This change had a $1.4 million offsetting effect on consolidated losses and thus did not affect consolidated Net income. Likewise, the change resulted in a 0.8 point decrease to our consolidated underwriting expense ratio which was completely offset by a 0.8 point increase to our consolidated net loss ratio. We believe the change better reflects the involvement of senior management at a corporate level and their oversight of the claims process at the segment level.
Taxes
Our effective tax rate was 11.2% and 9.8% for the three and six months ended June 30, 2016, respectively, as compared to 19.2% and 18.0% for the same respective periods in 2015. The reductions to the ratio for the three and six months ended June 30, 2016 were due to the combined effect of lower year-to-date pre-tax income and the utilization of more tax credits.

Operating Ratio and ROE
Our operating ratio (calculated as our combined ratio, less our investment income ratio) increased by 3.3 and 4.2 percentage points in the three- and six-month periods ending June 30, 2016, respectively. For the three months ended June 30, 2016, the increase principally reflected a higher net loss ratio driven by losses in our Lloyd's segment and a lower investment ratio due to a decline in income from our fixed maturity securities. For the six months ended June 30, 2016, the increase principally reflected a higher net loss ratio due to a lower amount of prior year favorable development, a higher expense ratio due to an increase in operating expenses in our Workers' Compensation and Corporate segments and a lower investment ratio due to a decline in income from our fixed maturity securities.
ROE was 8.6% and 6.3% for the three- and six-month periods ending June 30, 2016 and was 6.3% and 6.7% for the same respective periods of 2015.
Book Value per Share
We believe our commitment to share repurchases and the declaration of dividends are currently our most effective uses of capital even though, in the short-term, dividends and significant share repurchases above book value dampen growth in book value per share. Our book value per share at June 30, 2016 as compared to December 31, 2015 is shown in the following table.

Book Value Per Share
Book Value Per Share at December 31, 2015	$36.88
Increase (decrease) to book value per share during the six months ended June 30, 2016 attributable to:
Dividends declared	(0.62)
Cumulative repurchase of shares	0.18
Capital management activities	(0.44)
Net income	1.17
Increase in AOCI	0.70
Other	(0.19)
Book Value Per Share at June 30, 2016	$38.12

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
The following table is a reconciliation of Net income to Operating income:

	Three Months Ended June 30		Six Months Ended June 30
(In thousands, except per share data)	2016	2015	2016	2015
Net income	$43,081	$33,158	$62,399	$70,972
Items excluded in the calculation of operating income:
Net realized investment (gains) losses	(10,929)	3,828	(2,578)	(1,011)
Guaranty fund assessments (recoupments)	24	75	51	134
Pre-tax effect of exclusions	(10,905)	3,903	(2,527)	(877)
Tax effect, at 35%	3,817	(1,366)	884	307
Operating income	$35,993	$35,695	$60,756	$70,402
Per diluted common share:
Net income	$0.81	$0.60	$1.17	$1.26
Effect of exclusions	(0.14)	0.04	(0.03)	(0.01)
Operating income per diluted common share	$0.67	$0.64	$1.14	$1.25
Note: The 35% rate above is the annual expected incremental tax rate associated with the taxable or tax deductible items listed. We record the provision for income taxes in our interim financial statements based upon our estimated annual effective tax rate. For the 2016 three- and six-month periods, the effective tax rate applied to these items in calculating net income was 11.2% and 9.8%, respectively.

Segment Operating Results - Specialty Property & Casualty
Our Specialty P&C segment focuses on professional liability insurance and medical technology liability insurance as discussed in Note 12 of the Notes to Condensed Consolidated Financial Statements. Specialty P&C segment operating results reflect pre-tax underwriting profit or loss from these insurance lines, exclusive of investment results, which are included in our Corporate segment. Segment operating results for the three and six months ended June 30, 2016 were $21.7 million and $37.5 million, respectively, as compared to $23.3 million and $43.5 million for the same respective periods of 2015, and included the following:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2016	2015	Change		2016	2015	Change
Net premiums written	$99,860	$96,050	$3,810	4.0%	$219,522	$220,720	$(1,198)	(0.5%)
Net premiums earned	108,126	112,608	(4,482)	(4.0%)	218,882	227,472	(8,590)	(3.8%)
Net losses and loss adjustment expenses	62,301	64,054	(1,753)	(2.7%)	133,477	133,084	393	0.3%
Underwriting, policy acquisition and operating expenses	25,902	26,645	(743)	(2.8%)	50,954	53,806	(2,852)	(5.3%)
Net loss ratio	57.6%	56.9%	0.7		61.0%	58.5%	2.5
Underwriting expense ratio	24.0%	23.7%	0.3		23.3%	23.7%	(0.4)
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
Gross, ceded and net premiums written were as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2016	2015	Change		2016	2015	Change
Gross premiums written	$116,117	$112,607	$3,510	3.1%	$254,363	$256,141	$(1,778)	(0.7%)
Less: Ceded premiums written	16,257	16,557	(300)	(1.8%)	34,841	35,421	(580)	(1.6%)
Net premiums written	$99,860	$96,050	$3,810	4.0%	$219,522	$220,720	$(1,198)	(0.5%)

Gross Premiums Written
Gross premiums written by component were as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2016	2015	Change		2016	2015	Change
Professional liability
Physicians (1):
Twelve month term	$74,340	$65,030	$9,310	14.3%	$162,877	$158,804	$4,073	2.6%
Twenty-four month term	4,479	10,829	(6,350)	(58.6%)	13,105	17,496	(4,391)	(25.1%)
Total Physicians	78,819	75,859	2,960	3.9%	175,982	176,300	(318)	(0.2%)
Healthcare facilities (2)	11,096	8,659	2,437	28.1%	23,772	20,670	3,102	15.0%
Other healthcare providers (3)	7,093	6,684	409	6.1%	15,347	14,767	580	3.9%
Legal professionals (4)	6,541	7,698	(1,157)	(15.0%)	14,421	17,171	(2,750)	(16.0%)
Tail coverages (5)	3,169	4,379	(1,210)	(27.6%)	7,877	10,333	(2,456)	(23.8%)
Total professional liability	106,718	103,279	3,439	3.3%	237,399	239,241	(1,842)	(0.8%)
Medical technology liability (6)	9,291	8,929	362	4.1%	16,732	16,069	663	4.1%
Other	108	399	(291)	(72.9%)	232	831	(599)	(72.1%)
Total	$116,117	$112,607	$3,510	3.1%	$254,363	$256,141	$(1,778)	(0.7%)

(1)
Physician policies were our greatest source of premium revenues in both 2016 and 2015. The increase in twelve month term policies during the 2016 three- and six-month periods was primarily due to the addition of several large accounts written during the second quarter 2016. The increases in both periods were partially offset by retention losses in 2016. Non-renewal of one large policy in the second quarter 2016 particularly reduced our retention percentage for the quarter. However, this had no comparative written premium effect since the expiring policy was neither processed nor recorded until the third quarter of 2015. Additionally, the 2016 six-month period reflects the shifting of certain policies from a twelve month term to a twenty-four month term. We offer twenty-four month term policies to our physician insureds in one selected jurisdiction. The net decline in twenty-four month premium, as compared to 2015, primarily reflects the normal cycle of renewals (policies subject to renewal in 2016 were previously written in 2014 rather than in 2015).

(2)
Our healthcare facilities premium (which includes hospitals, surgery centers and other facilities) increased during the 2016 three- and six-month periods, primarily due to new business written during the second quarter 2016.

(3)	Our other healthcare providers are primarily dentists, chiropractors and allied health professionals.

(4)
Our legal professionals policies are primarily individual and small group policies in select areas of practice. The decline in the legal professionals premium for the 2016 three- and six-month periods was primarily due to the decrease in retention in both periods driven by an increase in renewal pricing in certain jurisdictions as well as stricter underwriting standards.

(5)
We offer extended reporting endorsement or "tail" coverage to insureds who discontinue their claims-made coverage with us, and we also periodically offer "tail" coverage through custom policies. The amount of tail coverage premium written can vary widely from period to period.

(6)
Our medical technology liability business is marketed throughout the United States; coverage is offered on a primary basis, within specified limits, to manufacturers and distributors of medical technology and life sciences products including entities conducting human clinical trials. In addition to the previously listed factors that affect our premium volume, our medical technology liability premium volume is impacted by the sales volume of insureds. While we were able to write a substantial amount of new business during both the 2016 three- and six-month periods, the benefit of this was largely offset by losses from non-renewals due to merger activity within the industry, competition and changes in coverages purchased by insureds upon renewal.

New business written by component on a direct basis was as follows:

	Three Months Ended June 30		Six Months Ended June 30
(In millions)	2016	2015	2016	2015
Physicians	$12.4	$3.6	$16.7	$11.0
Healthcare facilities	5.4	0.5	8.2	2.8
Other healthcare providers	0.7	0.6	1.3	1.3
Legal professionals	0.9	1.3	2.3	2.7
Medical technology liability	1.6	0.9	3.1	1.9
Total	$21.0	$6.9	$31.6	$19.7
We calculate our retention rate as annualized renewed premium divided by all annualized premium subject to renewal. Retention rates are affected by a number of factors. We may lose insureds to competitors or to alternative insurance mechanisms such as risk retention groups or self-insurance entities (often when physicians join hospitals or large group practices) or due to pricing or other issues. We may choose not to renew an insured as a result of our underwriting evaluation. Insureds may also terminate coverage because they have left the practice of medicine for various reasons, principally for retirement, death or disability, but also for personal reasons.
Retention by component was as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Physicians	87%	90%	88%	87%
Healthcare facilities	91%	84%	82%	88%
Other healthcare providers	86%	80%	87%	81%
Legal professionals*	77%	82%	73%	83%
Medical technology liability	85%	76%	85%	81%
* See Gross Premiums Written section above for further explanation of QTD and YTD retention declines in 2016.
The pricing of our business includes the effects of filed rates, surcharges and discounts. We continue to base our pricing on expected losses, as indicated by our historical loss data and available industry loss data. We are committed to a rate structure that will allow us to fulfill our obligations to our insureds, while generating competitive returns for our shareholders.
Changes in renewal pricing by component was as follows:

	Three Months Ended June 30	Six Months Ended June 30
	2016	2016
Physicians	1%	—%
Healthcare facilities*	10%	7%
Other healthcare providers*	2%	2%
Legal professionals	10%	6%
Medical technology liability*	(1%)	(1%)
* The changes in renewal pricing shown are reflective of changes in our exposure base, deductibles, self-insurance retention limits and other policy terms.
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

Ceded premiums written were as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2016	2015	Change		2016	2015	Change
Excess of loss reinsurance arrangements (1)	$6,613	$7,257	$(644)	(8.9%)	$11,898	$14,505	$(2,607)	(18.0%)
Premium ceded to Syndicate 1729 (2)	4,597	4,637	(40)	(0.9%)	9,111	9,407	(296)	(3.1%)
Other shared risk arrangements (3)	5,695	5,722	(27)	(0.5%)	14,563	12,885	1,678	13.0%
Other ceded premiums written	1,872	1,636	236	14.4%	4,099	4,259	(160)	(3.8%)
Reduction in premiums owed under reinsurance agreements, prior accident years, net (4)	(2,520)	(2,695)	175	6.5%	(4,830)	(5,635)	805	14.3%
Total ceded premiums written	$16,257	$16,557	$(300)	(1.8%)	$34,841	$35,421	$(580)	(1.6%)

(1)
We generally reinsure risks under our excess of loss reinsurance arrangements pursuant to which the reinsurers agree to assume all or a portion of all risks that we insure above our individual risk retention levels, up to the maximum individual limits offered. The decrease in ceded premiums written under our excess of loss reinsurance arrangements for the 2016 three- and six-month periods was primarily due to more favorable contract terms on our core treaty which renewed in October 2015.

(2)
As previously discussed, we are a 58% participant in Syndicate 1729 and record our pro rata share of its operating results in our Lloyd's Syndicate segment on a quarter delay. We also record the cession within the Specialty P&C segment on a quarter delay as the amounts are not material and this permits the cession to be reported by both the Lloyd's Syndicate segment and the Specialty P&C segment in the same reporting period. As our premiums are earned, we recognize the related ceding commission income which reduces underwriting expense by offsetting DPAC amortization. The related ceding commission income was $1.2 million and $2.5 million for the three- and six-month periods of 2016, respectively, and $1.3 million and $2.5 million for the three- and six-month periods of 2015, respectively. For our consolidated results, eliminations of the inter-segment portion (58% of the Specialty P&C cession) of the transactions are also recorded on a quarter delay.

(3)
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

(4)
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

	Three Months Ended June 30			Six Months Ended June 30
	2016	2015	Change	2016	2015	Change
Ceded premiums ratio, as reported	14.0%	14.7%	(0.7)	13.7%	13.8%	(0.1)
Less the effect of reduction in premiums owed under reinsurance agreements, prior accident years (as previously discussed)	(2.2%)	(2.4%)	0.2	(1.9%)	(2.2%)	0.3
Ratio, current accident year	16.2%	17.1%	(0.9)	15.6%	16.0%	(0.4)
The decrease in the current accident year ceded premiums ratio for the 2016 three- and six-month periods was primarily attributable to more favorable treaty terms in our excess of loss reinsurance arrangements. In the 2016 six-month period, this reduction to the ratio was partially offset by an increased amount of premium ceded under our shared risk arrangements and by lower premium volume during 2016.

Net Premiums Earned
Net premiums earned were as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2016	2015	Change		2016	2015	Change
Gross premiums earned	$126,828	$131,369	$(4,541)	(3.5%)	$256,009	$263,754	$(7,745)	(2.9%)
Less: Ceded premiums earned	18,702	18,761	(59)	(0.3%)	37,127	36,282	845	2.3%
Net premiums earned	$108,126	$112,608	$(4,482)	(4.0%)	$218,882	$227,472	$(8,590)	(3.8%)
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
The decrease in gross premiums earned in 2016 primarily reflected the pro rata effect of lower physician premiums written during the preceding twelve months, including the 2016 decrease in tail coverages. In addition, for the 2016 three- and six-month periods, prior accident year ceded premiums reductions were $0.2 million and $0.8 million lower than for the 2015 three- and six-month periods, respectively (see discussion under the heading "Ceded Premiums Written").
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
The following table summarizes calendar year net loss ratios by separating losses between the current accident year and all prior accident years. Additionally, the table shows our current accident year net loss ratio was affected by revisions to our estimate of premiums owed to reinsurers related to coverages provided in prior accident years. Net loss ratios for the period were as follows:

	Net Loss Ratios (1)
	Three Months Ended June 30			Six Months Ended June 30
	2016	2015	Change	2016	2015	Change
Calendar year net loss ratio	57.6%	56.9%	0.7	61.0%	58.5%	2.5
Less impact of prior accident years on the net loss ratio	(30.5%)	(29.9%)	(0.6)	(27.5%)	(28.8%)	1.3
Current accident year net loss ratio	88.1%	86.8%	1.3	88.5%	87.3%	1.2
Less estimated ratio increase (decrease) attributable to:
Ceded premium reductions, prior accident years (2)	(2.1%)	(2.1%)	—	(2.0%)	(2.2%)	0.2
Current accident year net loss ratio, excluding the effect of prior year ceded premium (3)	90.2%	88.9%	1.3	90.5%	89.5%	1.0

(1)	Net losses as specified divided by net premiums earned.

(2)
Reductions to premiums owed under reinsurance agreements for prior accident years increased net premiums earned (the denominator of the current accident year ratio) in both 2016 and 2015. See the discussion in the Premiums section for our Specialty P&C segment under the heading "Ceded Premiums Written" for additional information.

(3)
The increase in the current accident year net loss ratio for the 2016 three- and six-month periods primarily reflected higher loss expectations for certain risk categories, including, for the six-month period, additional losses relative to mass tort exposures.

We recognized net favorable loss development related to our previously established reserves of $33.0 million and $60.2 million during the three and six months ended June 30, 2016, respectively, and $33.6 million and $65.4 million during the same respective periods of 2015. We re-evaluate our previously established reserve each quarter based on our most recently available claims data and currently available industry trend information. Development recognized during the three and six months ended June 30, 2016 principally related to accident years 2009 through 2013. Development recognized during the 2015 three- and six-month periods principally related to accident years 2008 through 2012.
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

Underwriting, Policy Acquisition and Operating Expenses
Specialty P&C underwriting, policy acquisition and operating expenses were $25.9 million and $51.0 million for the three and six months ended June 30, 2016, respectively, and $26.6 million and $53.8 million for the same respective periods of 2015, and were comprised as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2016	2015	Change		2016	2015	Change
Specialty P&C segment:
DPAC amortization	$11,034	$11,447	$(413)	(3.6%)	$21,953	$23,789	$(1,836)	(7.7%)
Management fees	1,429	1,469	(40)	(2.7%)	3,096	3,336	(240)	(7.2%)
Other underwriting and operating expenses	13,439	13,729	(290)	(2.1%)	25,905	26,681	(776)	(2.9%)
Total	$25,902	$26,645	$(743)	(2.8%)	$50,954	$53,806	$(2,852)	(5.3%)
DPAC amortization. The decrease for the three and six months ended June 30, 2016 as compared to the same periods in 2015 was due to lower gross earned premium for the 2016 period and to a $0.3 million and $0.9 million increase in ceding commission income, respectively, which is an offset to expense.
Management fees. Pursuant to a management agreement, the operating subsidiaries within our Specialty P&C segment are charged a management fee by the Corporate segment for services provided, based on the extent to which services are provided to the subsidiary and the amount of premium written by the subsidiary. The terms of the management agreement were consistent between 2015 and 2016.
Other underwriting and operating expenses remained fairly consistent in the three and six months ended June 30, 2016 as compared to the same periods in 2015 with no individually significant variances by expense category.
Underwriting Expense Ratio (the Expense Ratio)
The underwriting expense ratio for the Specialty P&C segment reflected a slight increase for the 2016 three-month period and a slight decrease for the 2016 six-month period, as compared to the same respective 2015 periods, as shown below:

	Three Months Ended June 30			Six Months Ended June 30
	2016	2015	Change	2016	2015	Change
Underwriting expense ratio	24.0%	23.7%	0.3	23.3%	23.7%	(0.4)

The change in the ratio is principally attributable to the following:

	Increase (decrease), 2016 versus 2015
(In percentage points)	Comparative three-month periods	Comparative six-month periods
Estimated ratio increase (decrease) attributable to:
Effect of reductions to Net earned premiums offset by the effect of lower DPAC amortization	0.6	—
Effect of other expense reductions, including management fees	(0.3)	(0.4)
Net increase/(decrease) in ratio	0.3	(0.4)
The slight change in ratios for both the 2016 three- and six-month periods are primarily reflective of the effect of declines in net earned premium in both periods, offset, to an extent, for the three-month period and entirely for the six-month period by the effect of the previously discussed reductions in DPAC amortization.

Segment Operating Results - Workers' Compensation
Our Workers' Compensation segment provides traditional workers' compensation insurance products to employers with 1,000 or fewer employees and alternative market solutions, as discussed in Note 12 of the Notes to Condensed Consolidated Financial Statements. Segment operating results reflect pre-tax underwriting profit or loss, exclusive of investment results which are included in our Corporate segment. Segment operating results for the three and six months ended June 30, 2016 were $2.7 million and $3.5 million, respectively, as compared to $2.4 million and $4.1 million for the same respective periods of 2015, and included the following:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2016	2015	Change		2016	2015	Change
Net premiums written	$51,991	$52,880	$(889)	(1.7%)	$121,542	$121,815	$(273)	(0.2%)
Net premiums earned	55,093	53,581	1,512	2.8%	109,476	104,858	4,618	4.4%
Net losses and loss adjustment expenses	34,661	34,310	351	1.0%	69,687	66,412	3,275	4.9%
Underwriting, policy acquisition and operating expenses	16,334	15,831	503	3.2%	34,165	31,189	2,976	9.5%
SPC dividend expense (income)	1,523	1,230	293	23.8%	2,699	3,414	(715)	(20.9%)

Net loss ratio	62.9%	64.0%	(1.1)		63.7%	63.3%	0.4
Underwriting expense ratio	29.6%	29.5%	0.1		31.2%	29.7%	1.5
Premiums Written
Our workers’ compensation premium volume is driven by four primary factors: (1) the amount of new business written, (2) audit premium, (3) retention of our existing book of business, and (4) premium rates charged on our renewal book of business.
Gross, ceded and net premiums written were as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2016*	2015	Change		2016*	2015	Change
Gross premiums written
Traditional business	$41,505	$44,159	$(2,654)	(6.0%)	$93,182	$97,309	$(4,127)	(4.2%)
Alternative market business	14,958	14,165	793	5.6%	41,328	36,866	4,462	12.1%
Segment results	56,463	58,324	(1,861)	(3.2%)	134,510	134,175	335	0.2%
Less: Ceded premiums written
Traditional business	1,824	2,172	(348)	(16.0%)	4,324	5,370	(1,046)	(19.5%)
Alternative market business	2,648	3,272	(624)	(19.1%)	8,644	6,990	1,654	23.7%
Segment results	4,472	5,444	(972)	(17.9%)	12,968	12,360	608	4.9%
Net premiums written
Traditional business	39,681	41,987	(2,306)	(5.5%)	88,858	91,939	(3,081)	(3.4%)
Alternative market business	12,310	10,893	1,417	13.0%	32,684	29,876	2,808	9.4%
Segment results	$51,991	$52,880	$(889)	(1.7%)	$121,542	$121,815	$(273)	(0.2%)
* Traditional gross premiums written and alternative market ceded premiums written for the 2016 three- and six-month periods are reported net of alternative market premiums assumed by our traditional business totaling $0.2 million and $0.5 million, respectively.

Our traditional workers’ compensation insurance products include guaranteed cost, dividend, deductible, and retrospectively-rated policies. Our alternative market business is 100% ceded to either the SPCs at our wholly owned Cayman Islands reinsurance subsidiary, Eastern Re, or to unaffiliated captive insurers. As of June 30, 2016, there were 23 (20 active) SPCs at Eastern Re and 4 active alternative market programs with unaffiliated captive insurers. We added a new alternative market program with an unaffiliated captive insurer during the first quarter of 2016 with direct premiums written of $1.9 million for the six-months ended June 30, 2016.
Additional information regarding the structure of the SPCs is included in the Underwriting, Policy Acquisition and Operating Expense section that follows.

Gross Premiums Written
Gross premiums written in our traditional and alternative market business for the three and six months ended June 30, 2016 and 2015 are reflected in the table on the previous page. The decrease in traditional gross premiums written for the three and six months ended June 30, 2016 primarily reflects price competition in the geographic markets in which we operate. The decrease in the traditional retention rate for the three months ended June 30, 2016 includes the non-renewal of two large accounts for underwriting reasons with expiring premium of approximately $1.3 million. We retained all 14 of the available alternative market programs up for renewal in the first six months of 2016, including five programs in the second quarter of 2016.
New business, audit premium, retention and renewal price changes for both the traditional business and the alternative market business for 2016 and 2015 are shown in the table below:

	Three Months Ended June 30
	2016			2015
($ in millions)	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results
New business	$4.7	$1.8	$6.5	$6.1	$1.9	$8.0
Audit premium (including EBUB)	$1.1	$0.5	$1.6	$1.4	$(0.1)	$1.3
Retention rate (1)	80%	83%	81%	81%	86%	82%
Change in renewal pricing (2)	2%	2%	2%	5%	2%	4%

	Six Months Ended June 30
	2016			2015
($ in millions)	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results
New business	$9.8	$6.1	$15.9	$15.9	$4.6	$20.4
Audit premium (including EBUB)	$2.6	$0.5	$3.1	$2.4	$0.3	$2.7
Retention rate (1)	84%	89%	85%	83%	91%	85%
Change in renewal pricing (2)	(1%)	—%	—%	2%	2%	2%
(1) We calculate our workers' compensation retention rate as annualized expiring renewed premium divided by all annualized expiring premium subject to renewal. Our retention rate can be impacted by various factors, including price or other competitive issues, insureds being acquired, or a decision not to renew based on our underwriting evaluation.
(2) The pricing of our business includes an assessment of the underlying policy exposure and the effects of current market conditions. We continue to base our pricing on expected losses, as indicated by our historical loss data. Changes in the renewal rate reflect the competitive workers’ compensation environment.

Ceded Premiums Written
Ceded premiums written reflected our external reinsurance programs and alternative market business ceded to unaffiliated captive insurance companies.
Ceded premiums written were as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2016	2015	Change		2016	2015	Change
Premiums ceded to external reinsurers
Traditional business	$2,122	$1,989	$133	6.7%	$4,602	$4,653	$(51)	(1.1%)
Alternative market business	1,555	1,751	(196)	(11.2%)	3,881	3,423	458	13.4%
Segment results	3,677	3,740	(63)	(1.7%)	8,483	8,076	407	5.0%
Change in return premium estimate under external reinsurance
Traditional business	(298)	183	(481)	(262.8%)	(279)	717	(996)	(138.9%)
Alternative market business	—	—	—	nm	—	—	—	nm
Segment results	(298)	183	(481)	(262.8%)	(279)	717	(996)	(138.9%)
Premiums ceded to unaffiliated captive insurers
Traditional business	—	—	—	nm	—	—	—	nm
Alternative market business	1,093	1,521	(428)	(28.1%)	4,764	3,567	1,197	33.6%
Segment results	1,093	1,521	(428)	(28.1%)	4,764	3,567	1,197	33.6%
Total ceded premiums written
Traditional business	1,824	2,172	(348)	(16.0%)	4,323	5,370	(1,047)	(19.5%)
Alternative market business	2,648	3,272	(624)	(19.1%)	8,645	6,990	1,655	23.7%
Segment results	$4,472	$5,444	$(972)	(17.9%)	$12,968	$12,360	$608	4.9%
We retain the first $0.5 million in risk insured by us on our traditional business and cede losses in excess of this amount on each loss occurrence under our primary external reinsurance contract. The traditional external reinsurance contract contains a return premium provision under which we estimate return premium based on the underlying loss experience of policies covered under the contract. Changes in the return premium estimate reflect the loss experience under the reinsurance contract for the three and six months ended June 30, 2016 and 2015. In our alternative market business, the risk retention for each loss occurrence ranges from $0.3 million to $0.35 million based on the alternative market program. We cede 100% of premiums written under four alternative market programs to unaffiliated captive insurers.
Premiums ceded to external reinsurers in our traditional business increased during the three months ended June 30, 2016, which primarily reflects an increase in reinsurance rates for the contract year effective May 1, 2016. The decrease for the six months ended June 30, 2016 primarily reflects a reduction in reinsurance rates from the previous reinsurance contract, partially offset by the increase in reinsurance rates from the renewed reinsurance contract.
The return premium estimate increased $0.3 million for the three and six months ended June 30, 2016, which reflected loss experience on reinsurance contract years prior to 2014. The change in the return premium estimate, for the three and six months ended June 30, 2015, reflected reinsured claim activity that reduced the return premium estimate for the 2014 reinsurance contract year.
The workers’ compensation segment has experienced an increase in severity related claims, which has resulted in an increase in losses ceded under our external reinsurance contract. Calendar year ceded incurred losses in both our traditional and alternative market business totaled $8.3 million and $18.6 million for the three and six months ended June 30, 2016, respectively, and $2.5 million and $7.0 million for the same respective periods of 2015. In our traditional business, ceded incurred losses totaled $5.5 million and $16.0 million for the three and six months ended June 30, 2016, respectively, compared to $2.1 million and $5.0 million for the same respective periods of 2015. The increase in traditional ceded losses for the 2016 six-month period primarily reflects 3 loss occurrences totaling $12.4 million. The increase in our traditional reinsurance rate primarily reflects the increase in claim severity. Additionally, we have not accrued any return premium for the 2014 or 2015 reinsurance contract years as a result of the increase in ceded losses.
The decrease in premiums ceded to unaffiliated captive insurers during the three months ended June 30, 2016 primarily reflects the non-renewal of accounts for underwriting reasons. The increase in premiums ceded to unaffiliated captive insurers during the six months ended June 30, 2016 primarily reflects the new alternative market program in the first quarter of 2016, partially offset by the non-renewed accounts noted above.
Ceded Premiums Ratio
Ceded premiums ratio was as follows:

	Three Months Ended June 30
	2016			2015
	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results
Ceded premiums ratio, as reported	4.4%	17.7%	7.9%	4.9%	23.1%	9.3%
Less the effect of:
Return premium estimated under external reinsurance	(0.7%)	—%	(0.5%)	0.4%	—%	0.3%
Premiums ceded to unaffiliated captive insurer (100%)	—%	6.5%	1.8%	—%	9.3%	2.4%
Ceded premiums ratio, less the effects of above	5.1%	11.2%	6.6%	4.5%	13.8%	6.6%

	Six Months Ended June 30
	2016			2015
	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results
Ceded premiums ratio, as reported	4.6%	20.9%	9.6%	5.5%	19.0%	9.2%
Less the effect of:
Return premium estimated under external reinsurance	(0.3%)	—%	(0.2%)	0.7%	—%	0.5%
Premiums ceded to unaffiliated captive insurer (100%)	—%	10.3%	3.3%	—%	8.7%	2.5%
Ceded premiums ratio, less the effects of above	4.9%	10.6%	6.5%	4.8%	10.3%	6.2%
Per our reinsurance agreements, we cede premiums related to our traditional business on an earned premium basis, whereas alternative market premiums are ceded on a written premium basis. The increase in the traditional ceded premiums ratio, less the effect of return premiums, for the 2016 three- and six-month periods when compared to same periods of 2015 reflect the increase in reinsurance rates noted above. The decrease in the alternative market ceded premiums ratio for the 2016 three-month period primarily reflects the impact of the premiums ceded to and assumed by the traditional business.

Net Premiums Earned
Net premiums earned were as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2016*	2015	Change		2016*	2015	Change
Gross premiums earned
Traditional business	$42,193	$43,986	$(1,793)	(4.1%)	$84,844	$85,989	$(1,145)	(1.3%)
Alternative market business	18,805	15,885	2,920	18.4%	37,099	31,615	5,484	17.3%
Segment results	60,998	59,871	1,127	1.9%	121,943	117,604	4,339	3.7%
Less: Ceded premiums earned
Traditional business	1,823	2,869	(1,046)	(36.5%)	4,324	5,923	(1,599)	(27.0%)
Alternative market business	4,082	3,421	661	19.3%	8,143	6,823	1,320	19.3%
Segment results	5,905	6,290	(385)	(6.1%)	12,467	12,746	(279)	(2.2%)
Net premiums earned
Traditional business	40,370	41,117	(747)	(1.8%)	80,520	80,066	454	0.6%
Alternative market business	14,723	12,464	2,259	18.1%	28,956	24,792	4,164	16.8%
Segment results	$55,093	$53,581	$1,512	2.8%	$109,476	$104,858	$4,618	4.4%
* Traditional gross premiums earned and alternative market ceded premiums earned for the 2016 three- and six-month periods are reported net of alternative market premiums assumed by our traditional business totaling $0.2 million and $0.5 million, respectively.

Net premiums earned consist of gross premiums earned less the portion of earned premiums that we cede to our reinsurers for their assumption of a portion of our losses. Our workers’ compensation policies are twelve-month policies and premiums are earned on a pro rata basis over the policy period. Net premiums earned also include premium adjustments related to the audit of our insureds' payrolls. Payroll audits are conducted subsequent to the end of the policy period and any related adjustments are recorded as fully earned in the current period. In addition, we record an estimate for EBUB and evaluate the estimate on a quarterly basis. We did not adjust the EBUB estimate during the three and six months ended June 30, 2016. We increased the EBUB estimate by $0.2 million during the three and six months ended June 30, 2015.

Losses and Loss Adjustment Expenses
The following table summarizes calendar year net loss ratios by separating losses between the current accident year and all prior accident years. Calendar year net loss ratios by component were as follows:

	Net Loss Ratios
	Three Months Ended June 30
	2016			2015			Change
	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results
Calendar year net loss ratio*	66.5%	52.7%	62.9%	65.6%	59.0%	64.0%	0.9	(6.3)	(1.1)
Less impact of prior accident years on the net loss ratio	(1.0%)	(4.4%)	(1.9%)	(0.9%)	(8.6%)	(2.8%)	(0.1)	4.2	0.9
Current accident year net loss ratio	67.5%	57.1%	64.8%	66.5%	67.6%	66.8%	1.0	(10.5)	(2.0)
Less impact of audit premium on loss ratio	—%	(1.8%)	(0.6%)	—%	0.3%	0.1%	—	(2.1)	(0.7)
Current accident year net loss ratio, excluding the effect of audit premium	67.5%	58.9%	65.4%	66.5%	67.3%	66.7%	1.0	(8.4)	(1.3)

	Net Loss Ratios
	Six Months Ended June 30
	2016			2015			Change
	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results
Calendar year net loss ratio*	66.5%	55.4%	63.7%	65.5%	56.2%	63.3%	1.0	(0.8)	0.4
Less impact of prior accident years on the net loss ratio	(1.0%)	(4.6%)	(1.9%)	(1.0%)	(9.7%)	(3.1%)	—	5.1	1.2
Current accident year net loss ratio	67.5%	60.0%	65.6%	66.5%	65.9%	66.4%	1.0	(5.9)	(0.8)
Less impact of audit premium on loss ratio	—%	(0.9%)	(0.3%)	—%	(0.8%)	(2.0%)	—	(0.1)	1.7
Current accident year net loss ratio, excluding the effect of audit premium	67.5%	60.9%	65.9%	66.5%	66.7%	68.4%	1.0	(5.8)	(2.5)
* The net loss ratios for the 2016 three- and six-month periods in the above tables are calculated before the impact of the $0.2 million and $0.5 million, respectively, of premiums earned that is assumed by and ceded from the traditional and alternative markets business.

The current accident year net loss ratio in our traditional business increased during both the 2016 three- and six-month periods and primarily reflected the decrease in renewal rates in 2016. The decrease in the current accident year net loss ratio in our alternative market business for the 2016 three- and six-month periods reflects improved loss experience.
We recognized net favorable prior year development related to our previously established reserve of $1.0 million and $2.1 million for the three and six months ended June 30, 2016, respectively, and $1.5 million and $3.2 million for the same respective periods of 2015. The net favorable prior year development included $0.4 million and $0.8 million for both the three and six months ended June 30, 2016 and 2015, respectively, related to amortization of the purchase accounting fair value adjustment for our traditional business. Favorable net prior year development in our alternative market business was $0.6 million and $1.3 million for the three and six months ended June 30, 2016, respectively, and $1.1 million and $2.4 million for the same respective periods of 2015.
Within our alternative market business, audit premium from insureds results in a decrease in the net loss ratio, whereas audit premium returned to insureds results in an increase in the net loss ratio. We recognized audit premium in the three and six months ended June 30, 2016 and 2015, and the effect of which is reflected in the tables above.
In our traditional business, we estimate our current accident year loss and loss adjustment expenses based on an expected loss ratio. Incurred losses and loss adjustment expenses are determined by applying the expected loss ratio to net premiums earned, which includes audit premium, for the respective period. In our alternative market business, we estimate our current accident year losses and loss adjustment expenses based on the underlying actuarial methodologies without consideration of audit premium. As a result, we remove the effects of audit premium in the above table for purposes of evaluating the current accident year loss ratio.
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
The table below provides a comparison of underwriting, policy acquisition and operating expenses:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2016	2015	Change		2016	2015	Change
Traditional business	$11,839	$11,888	$(49)	(0.4%)	$25,316	$23,367	$1,949	8.3%
Alternative market business	4,495	3,943	552	14.0%	8,849	7,822	1,027	13.1%
Underwriting, policy acquisition and operating expenses	$16,334	$15,831	$503	3.2%	$34,165	$31,189	$2,976	9.5%

Underwriting Expense Ratio (the Expense Ratio)
The underwriting expense ratio for the Workers' Compensation segment included the impact of the following:

	Underwriting Expense Ratios
	Three Months Ended June 30
	2016			2015			Change
	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results
Underwriting expense ratio, as reported*	29.2%	31.0%	29.6%	28.9%	31.6%	29.5%	0.3	(0.6)	0.1
Less estimated ratio increase (decrease) attributable to:
Amortization of intangible assets	3.2%	—%	2.4%	3.2%	—%	2.4%	—	—	—
Management fee	1.0%	—%	0.8%	1.1%	—%	0.8%	(0.1)	—	—
Impact of audit premium	(0.8%)	(1.1%)	(0.9%)	(1.2%)	0.2%	(0.9%)	0.4	(1.3)	—
Impact of return premium estimate	(0.2%)	—%	(0.2%)	0.1%	—%	0.1%	(0.3)	—	(0.3)
Underwriting expense ratio, less listed effects	26.0%	32.1%	27.5%	25.7%	31.4%	27.1%	0.3	0.7	0.4
* The underwriting expense ratios for 2016 in the above table are calculated before the impact of the $0.2 million of premiums earned that is assumed by and ceded from the traditional and alternative markets business, respectively.

	Underwriting Expense Ratios
	Six Months Ended June 30
	2016			2015			Change
	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results
Underwriting expense ratio, as reported*	31.3%	31.1%	31.2%	29.2%	31.6%	29.7%	2.1	(0.5)	1.5
Less estimated ratio increase (decrease) attributable to:
Non-recurring/unusual expenses	0.8%	—%	0.6%	—%	—%	—%	0.8	—	0.6
Amortization of intangible assets	3.2%	—%	2.4%	3.2%	—%	2.5%	—	—	(0.1)
Management fee	1.2%	—%	0.9%	1.3%	—%	1.0%	(0.1)	—	(0.1)
Impact of audit premium	(1.1%)	(0.5%)	(0.9%)	(1.0%)	(0.4%)	(0.9%)	(0.1)	(0.1)	—
Impact of return premium estimate	(0.1%)	—%	(0.1%)	0.3%	—%	0.2%	(0.4)	—	(0.3)
Underwriting expense ratio, less listed effects	27.3%	31.6%	28.3%	25.4%	32.0%	26.9%	1.9	(0.4)	1.4
* The underwriting expense ratios for 2016 in the above table are calculated before the impact of the $0.5 million of premiums earned that is assumed by and ceded from the traditional and alternative markets business, respectively.

Non-recurring expenses for the six months ended June 30, 2016 in the above table reflected a pension settlement charge of $0.6 million related to the purchase of annuities for in-pay pension plan participants. During the first quarter of 2016, a plan was approved to terminate a legacy Eastern pension plan. The termination of the pension plan is expected to be complete by the end of 2016 and will require additional cash contributions to fully fund the payment of benefits to the remaining participants. Management estimates the remaining cost to terminate the pension plan between $1.6 million and $2.1 million. The ultimate cost to complete the plan termination will be based on the difference between the cost to settle all plan liabilities and the fair value of the underlying plan assets. The cost to settle plan liabilities will vary based on whether participants elect a lump sum cash payment or an annuity. The cost of an annuity will be based on the current market rates at the time of settlement, which may be higher or lower than current market rates and can create variability in the ultimate settlement amount.

The remaining increase in the traditional expense ratio for the three and six months ended June 30, 2016, exclusive of the items noted in the tables, primarily reflected increases in employee benefit costs and retrospective premium adjustments, which reduced net premiums earned in 2016. The alternative markets expense ratio primarily reflected ceding commissions, which vary by program.
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
SPC dividend expense (income) was as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2016	2015	Change		2016	2015	Change
SPC net operating results - profit/(loss)	$2,605	$1,273	$1,332	104.6%	$4,559	$3,810	$749	19.7%
Less: Eastern participation - profit/(loss)	1,082	43	1,039	2,416.3%	1,860	396	1,464	369.7%
SPC dividend expense (income)	$1,523	$1,230	$293	23.8%	$2,699	$3,414	$(715)	(20.9%)
SPC operating results increased for the three and six months ended June 30, 2016, primarily reflecting a lower calendar year net loss ratio. The increase in income from our jointly-owned SPCs reflects improved operating results for both the three and six months ended June 30, 2016.

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
Syndicate 1729 covers a range of property and casualty insurance and reinsurance lines, and has a maximum underwriting capacity of £90.0 million for the 2016 underwriting year, of which £51.8 million ($69.0 million based on June 30, 2016 exchange rates) is our allocated underwriting capacity. We are required to provide capital (also referred to as FAL) to support our underwriting capacity and are meeting our FAL requirement with investment securities held at Lloyd's. Our FAL securities had a fair value of $97.3 million at June 30, 2016, as discussed in Note 3 of the Notes to Condensed Consolidated Financial Statements.
Our Lloyd's Syndicate segment results include both our 58% participation in the operating results of Syndicate 1729 and 100% of the operating results of our wholly owned subsidiaries that support Syndicate 1729. We report results from our Syndicate 1729 involvement on a quarter delay, except that investment results associated with our FAL investments and certain U.S. paid administrative expenses are reported concurrently as that information is available on an earlier time frame.
Our Lloyd's Syndicate segment reported $0.5 million in net operating losses for the three months ended June 30, 2016 and net earnings of $1.1 million for the six months ended June 30, 2016, as compared to net operating losses of $0.9 million and $2.0 million for the same respective periods of 2015, comprised as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2016	2015	Change		2016	2015	Change
Gross premiums written	$25,018	$25,832	$(814)	(3.2%)	$31,914	$30,531	$1,383	4.5%
Net premiums written	19,618	22,202	(2,584)	(11.6%)	26,233	26,211	22	0.1%
Net premiums earned	13,513	9,104	4,409	48.4%	25,954	14,862	11,092	74.6%
Net investment income	337	189	148	78.3%	653	393	260	66.2%
Net losses and loss adjustment expenses	8,502	5,575	2,927	52.5%	14,690	9,582	5,108	53.3%
Underwriting, policy acquisition and operating expenses	5,240	3,964	1,276	32.2%	10,406	7,544	2,862	37.9%
Income tax expense	812	620	192	31.0%	897	620	277	44.7%

Net loss ratio	62.9%	61.2%	1.7		56.6%	64.5%	(7.9)
Underwriting expense ratio	38.8%	43.5%	(4.7)		40.1%	50.8%	(10.7)
Gross premiums written in 2016 consisted of casualty coverages (65% of total gross written premium), property insurance coverages (24%), catastrophe reinsurance coverages (8%) and property reinsurance coverages (3%). Net premiums written decreased $2.6 million during the 2016 three-month period primarily attributable to timing differences related to the renewal of certain policies. Net premiums written for the 2016 six-month period were essentially flat between 2016 and 2015.
As discussed in our Specialty P&C segment operating results, Syndicate 1729 serves as a reinsurer on a quota share basis for a wholly owned insurance subsidiary in our Specialty P&C segment. For premium assumed, we include in written premium an estimate of all premiums to be earned over the entire period covered by the reinsurance agreement, generally one year, in the quarter in which the reinsurance agreement becomes effective. The quota share agreement with our Specialty P&C segment renewed effective January 1, 2016, and has been included in Lloyd's Syndicate segment written premium in the second quarter of 2016. Results from this ceding arrangement are reported in the Specialty P&C segment on the same quarter delay in order to be consistent with the Lloyd's Syndicate segment as the effect of doing so is not material.
The 2014 calendar year quota share arrangement with our Specialty P&C segment was commuted in December 2015. Due to the reporting delay, the effect of the commutation was reported by both segments in results during the first quarter 2016 and is reflected in the six months ended June 30, 2016. The commutation did not differ significantly from previously recorded amounts.

Net premiums earned consist of gross premiums earned less the portion of earned premiums that we cede to our reinsurers for their assumption of a portion of our losses. Policies written to date primarily carry a term of one year. Because premiums are generally earned pro rata over the entire policy period, fluctuations in premiums earned tend to lag those of premiums written. Additionally, premiums for certain policies and assumed reinsurance contracts are reported subsequent to the coverage period and/or may be subject to adjustment based on loss experience. These premium adjustments are earned when reported, which can result in further fluctuation in earned premium. Net premiums earned reported for the three- and six-month periods ended June 30, 2016 included premium assumed from our Specialty P&C segment of approximately $3.4 million and $7.0 million, respectively, and approximately $3.6 million and $7.0 million for the same respective periods of 2015.
Losses for each period were primarily recorded using the loss assumptions by risk category incorporated into the business plan submitted to Lloyd's for Syndicate 1729 with consideration given to loss experience incurred to date. The assumptions used in the business plan were consistent with loss results reflected in Lloyd's historical data for similar risks. We expect loss ratios to fluctuate from quarter to quarter as Syndicate 1729 writes more business and the book begins to mature. The loss ratios will also fluctuate due to the timing of earned premium adjustments described above. The increase in the net loss ratio for the three months ended June 30, 2016 as compared to the same period in 2015 reflects the effect of changes in the mix and timing of premium earned, largely offset by the recognition of $2.8 million in net favorable prior year development during the current period. We did not recognize any prior year development in 2015. The more favorable net loss ratio for the six months ended June 30, 2016 as compared the same period in 2015 reflects the effect of the recognition of $3.2 million in net favorable prior year development during the 2016 six month period, partially offset by shifts in the mix of business as well as increased reliance on the actual loss experience on the book of business written by Syndicate 1729.
Underwriting expenses increased by $1.3 million and $2.9 million, respectively, as compared to three and six months ended June 30, 2015, primarily reflecting a respective $1.9 million and $5.2 million increase in DPAC amortization. As operations have matured, the total amount of underwriting salaries has increased along with the number of policies successfully written. Underwriting compensation is capitalized as DPAC only when efforts are successful and amounts capitalized in 2016 were greater than in 2015. During 2014, the initial year of operations, no underwriting salaries were capitalized as DPAC, as there was no established success rate. The first quarter 2015 reflected results from 2014 due to the delay in reporting. Consequently, DPAC amortization was greater in 2016 than in 2015 but underwriting compensation charged directly to expense was lower in 2016 than in 2015. Also, certain startup expenses were incurred in 2015. The improvement in the 2016 expense ratio primarily reflects the increase in net premiums earned and we anticipate a continued reduction to the ratio as the level of net premiums earned is expected to grow.
Net investment income for the 2016 and 2015 three- and six-month periods was primarily attributable to interest earned on the FAL investments. Our FAL investments are primarily short-term investments and investment-grade corporate debt securities.
Operating results of this segment are subject to U.K. income tax law. Tax expense incurred in 2016 reflects use of prior year Syndicate 1729 operating losses to offset current period Syndicate 1729 operating profits.

Segment Operating Results - Corporate
Segment operating results for our Corporate segment for the three and six months ended June 30, 2016 were $19.2 million and $20.3 million, respectively, and were $8.4 million and $25.4 million for the same respective periods of 2015. Results included the following:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2016	2015	Change		2016	2015	Change
Net investment income	$24,246	$27,766	$(3,520)	(12.7%)	$49,370	$54,865	$(5,495)	(10.0%)
Equity in earnings (loss) of unconsolidated subsidiaries	376	2,420	(2,044)	(84.5%)	(3,259)	4,041	(7,300)	(180.6%)
Total net realized investment gains (losses)	10,915	(3,832)	14,747	384.8%	2,570	996	1,574	158.0%
Operating expense	8,157	7,162	995	13.9%	15,665	12,531	3,134	25.0%
Interest expense	3,851	3,710	141	3.8%	7,537	7,341	196	2.7%
Income taxes	4,601	7,234	(2,633)	(36.4%)	5,880	14,941	(9,061)	(60.6%)
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
Net investment income by investment category was as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2016	2015	Change		2016	2015	Change
Fixed maturities	$20,853	$24,783	$(3,930)	(15.9%)	$43,099	$49,521	$(6,422)	(13.0%)
Equities	3,561	3,456	105	3.0%	7,204	6,468	736	11.4%
Short-term and Other investments	673	394	279	70.8%	1,068	896	172	19.2%
BOLI	439	474	(35)	(7.4%)	899	930	(31)	(3.3%)
Investment fees and expenses	(1,280)	(1,341)	61	4.5%	(2,900)	(2,950)	50	1.7%
Net investment income	$24,246	$27,766	$(3,520)	(12.7%)	$49,370	$54,865	$(5,495)	(10.0%)
Fixed Maturities
The decrease in our income from fixed maturity securities for the three- and six-month periods of 2016 was due to lower average investment balances and to lower yields. We reduced the size of our fixed portfolio over the last year in order to repurchase stock, pay dividends and invest in other asset classes. On an overall basis our average investment in fixed securities was approximately 9% and 10% lower for the three- and six-month periods of 2016, respectively, as compared to the same periods in 2015.
Average yields for our fixed maturity portfolio were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Average income yield	3.3%	3.5%	3.4%	3.4%
Average tax equivalent income yield	3.7%	4.0%	3.8%	3.9%
Equities
Income from our equity portfolio increased during the 2016 three- and six-month periods as compared to the same periods in 2015 reflecting an increase to our allocation to this asset category as well as a different mix of equities owned.

Equity in Earnings (Loss) of Unconsolidated Subsidiaries
Equity in earnings (loss) of unconsolidated subsidiaries is derived from our investment interests accounted for under the equity method. Results were as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2016	2015	Change		2016	2015	Change
Investment LPs/LLCs	$3,539	$5,067	$(1,528)	(30.2%)	$5,343	$9,207	$(3,864)	(42.0%)
Tax credit partnerships	(3,163)	(2,647)	(516)	19.5%	(8,602)	(5,166)	(3,436)	66.5%
Equity in earnings (loss) of unconsolidated subsidiaries	$376	$2,420	$(2,044)	(84.5%)	$(3,259)	$4,041	$(7,300)	(180.6%)
We hold interests in certain LPs/LLCs that generate earnings from trading portfolios, secured debt, debt securities, multi-strategy funds and private equity investments. The performance of the LPs is affected by the volatility of equity and credit markets. Our investment LPs/LLCs results for the 2016 three- and six-month periods were affected primarily by lower reported earnings from two LPs which did not perform as well as in prior periods.
Our tax credit investments are designed to generate returns in the form of tax credits and tax-deductible project operating losses. We account for our tax credit investments under the equity method and record our allocable portion of the operating losses of the underlying properties based on estimates provided by the partnerships. We adjust our estimates of our allocable portion of operating losses periodically as actual operating results of the underlying properties become available. During the 2016 three- and six-month periods, based on operating results received, we increased our estimate of partnership operating losses by $0.4 million and $3.0 million, respectively. The increase represented an acceleration of operating losses; total operating losses expected over the life of the partnership did not change.
The tax benefits received from our tax credit partnerships, which are not reflected in our investment results above, reduced our tax expenses in 2016 and 2015 as follows:

	Three Months Ended June 30		Six Months Ended June 30
(In millions)	2016	2015	2016	2015
Tax credits recognized during the period	$6.3	$5.2	$13.5	$10.4
Tax benefit of tax credit partnership operating losses	$1.1	$0.9	$3.0	$1.8
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

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2016	2015	2016	2015
GAAP net investment result:
Net investment income	$24,246	$27,766	$49,370	$54,865
Equity in earnings (loss) of unconsolidated subsidiaries	376	2,420	(3,259)	4,041
GAAP net investment result	$24,622	$30,186	$46,111	$58,906

Pro forma tax-equivalent investment result	$38,102	$43,001	$75,181	$84,351

Reconciliation of pro forma and GAAP tax-equivalent investment result:
Pro forma tax-equivalent investment result	$38,102	$43,001	$75,181	$84,351
Less taxable equivalent adjustments, calculated using the 35% federal statutory tax rate:
State and municipal bonds	3,011	3,685	6,104	7,498
BOLI	237	255	484	501
Dividends received	470	858	1,673	1,415
Tax credit partnerships	9,762	8,017	20,809	16,031
GAAP net investment result	$24,622	$30,186	$46,111	$58,906

Net Realized Investment Gains (Losses)
The following table provides detailed information regarding our net realized investment gains (losses).

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2016	2015	2016	2015
OTTI losses, total:
Corporate debt	$—	$(1,209)	$(7,604)	$(4,480)
Other investments	—	—	(3,130)	—
Portion recognized in OCI:
Corporate debt	—	348	1,068	1,789
Net impairments recognized in earnings	$—	$(861)	$(9,666)	$(2,691)
Gross realized gains, available-for-sale securities	1,883	3,624	5,066	7,625
Gross realized (losses), available-for-sale securities	(611)	(810)	(5,251)	(2,065)
Net realized gains (losses), trading securities	1,912	9,523	3,969	12,191
Net realized gains (losses), other investments	447	602	498	718
Change in unrealized holding gains (losses), trading securities	7,103	(15,749)	7,838	(14,893)
Change in unrealized holding gains (losses), convertible securities, carried at fair value as a part of Other investments	162	(970)	95	(698)
Other	19	809	21	809
Net realized investment gains (losses)	$10,915	$(3,832)	$2,570	$996
We did not recognize any OTTI during the 2016 three-month period. During the 2016 six-month period, we recognized OTTI through earnings of $6.5 million related to corporate bonds, including credit-related OTTI of $5.5 million related to debt instruments from ten issuers in the energy sector. The fair value of these bonds declined in the first quarter of 2016 as did the credit quality of the issuers and we recognized credit-related OTTI to reduce the amortized cost basis of the bonds to the present value of future cash flows we expected to receive from the bonds. During the 2016 six-month period, we also recognized non-credit impairments of $0.9 million in OCI relative to the bonds of these issuers, as the fair value of the bonds was less than the present value of the expected future cash flows from the securities.
During the 2016 six-month period, we recognized OTTI through earnings of $3.1 million related to our interest in an investment fund that is accounted for using the cost method (classified as part of Other investments). The fund is focused on the energy sector and securities held by the fund declined in value during the first quarter of 2016 and an OTTI was recognized to reduce our carrying value of the investment to the NAV reported by the fund.
During the 2015 three- and six-month periods, we recognized credit-related impairments of $0.9 million and $2.7 million, respectively, related to our investments in high-yield securities from three issuers in the energy industry. We also recognized non-credit impairments of $0.3 million and $1.8 million for the same respective periods of 2015 related to these securities as the fair value of the securities was less than the future cash flows expected to be received from the securities.
Operating Expenses
Corporate segment operating expenses were $8.2 million and $15.7 million for the three and six months ended June 30, 2016, respectively, and were $7.2 million and $12.5 million for the same respective periods of 2015.
Segment operating expenses were comprised as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2016	2015	Change		2016	2015	Change
Operating expenses	$11,317	$10,208	$1,109	10.9%	$22,630	$19,571	$3,059	15.6%
Management fee offset	(3,159)	(3,045)	(114)	3.7%	(6,966)	(7,038)	72	(1.0%)
Segment Total	$8,158	$7,163	$995	13.9%	$15,664	$12,533	$3,131	25.0%
The increase in operating expenses for both the three and six months ended June 30, 2016 was primarily due to costs incurred in 2016 related to a pre-acquisition liability from a discontinued operation and an increase in share-based compensation expenses resulting from the adjustment of the projected award value based upon the improvement, in the quarter, of one of the performance metrics associated with a particular year's award.

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
Interest Expense
Interest expense was relatively unchanged for the three and six months ended June 30, 2016 as compared to the same periods in 2015 as weighted average debt outstanding and interest rates applicable to borrowings were approximately the same in each period.
Interest expense was composed of the following:

	Three Months Ended June 30			Six Months Ended June 30
(In thousands)	2016	2015	Change	2016	2015	Change
Senior notes due 2023	$3,357	$3,357	$—	$6,714	$6,714	$—
Revolving credit agreement (including fees and amortization)	484	344	140	803	608	195
Other	10	9	1	20	19	1
	$3,851	$3,710	$141	$7,537	$7,341	$196
Taxes
Tax expense allocated to our Corporate segment includes U.S. tax only, which would include U.S. tax expense incurred from our corporate membership in Lloyd's of London. The U.K. tax expense incurred by the U.K. based subsidiaries of our Lloyd's Syndicate segment is allocated to that segment. Consolidated tax expense reflects tax expense of both segments, as shown in the table below:

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2016	2015	2016	2015
Corporate segment income tax expense	$4,601	$7,234	$5,880	$14,941
Lloyd's Syndicate segment income tax expense	812	620	897	620
Consolidated income tax expense	$5,413	$7,854	$6,777	$15,561
Factors affecting our consolidated effective tax rate include the following:

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Statutory rate	35.0%	35.0%	35.0%	35.0%
Tax-exempt income*	(6.7%)	(6.2%)	(6.9%)	(6.5%)
Tax credits	(18.1%)	(12.1%)	(19.3%)	(12.1%)
U.K. operating results	(0.1%)	0.1%	(0.2%)	0.2%
Other	1.1%	2.4%	1.2%	1.4%
Effective tax rate	11.2%	19.2%	9.8%	18.0%
* Includes tax-exempt interest, dividends received deduction and change in cash surrender value of BOLI.

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

•
We did not recognize U.S. or U.K. tax expense relative to our pro rata portion of the operating profits of Syndicate 1729 in 2016 as we were able to utilize Syndicate 1729 operating losses from prior years as an offset. We did not recognize a tax benefit for our U.K. operating losses in 2015 as no tax benefit was currently available and it was not more likely than not that a future benefit would be realized.

The increased effect of the tax credits for the 2016 three- and six-month periods was due to the combined effect of lower year-to-date pre-tax income and an increased amount of tax credits in 2016 as compared to 2015. Tax credits for the three- and six-month periods ended June 30, 2016 were $6.3 million and $13.5 million, respectively, as compared to $5.2 million and $10.4 million for the same respective periods of 2015.

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
The following table summarizes estimated changes in the fair value of our available-for-sale fixed maturity securities for specific hypothetical changes in interest rates by asset class at June 30, 2016 and December 31, 2015. There are principally two factors that determine interest rates on a given security: market interest rates and credit spreads. As different asset classes can be affected in different ways by movements in those two factors, we have broken out our portfolio by asset class in the following table.

	Interest Rate Shift in Basis Points
	June 30, 2016
	(200)	(100)	Current	100	200
Fair Value (in millions):
U.S. Treasury obligations	$149	$145	$141	$137	$133
U.S. Government-sponsored enterprise obligations	32	32	30	30	29
State and municipal bonds	985	947	912	877	844
Corporate debt	1,421	1,373	1,326	1,280	1,236
Asset-backed securities	383	384	378	367	354
All fixed maturity securities	$2,970	$2,881	$2,787	$2,691	$2,596

Duration:
U.S. Treasury obligations	3.04	2.98	2.92	2.87	2.82
U.S. Government-sponsored enterprise obligations	1.79	1.80	2.27	3.04	3.26
State and municipal bonds	3.86	3.81	3.80	3.82	3.87
Corporate debt	3.43	3.42	3.47	3.48	3.42
Asset-backed securities	2.07	1.69	2.30	3.28	3.85
All fixed maturity securities	3.36	3.28	3.38	3.53	3.59
	December 31, 2015
Fair Value (in millions):
U.S. Treasury obligations	$132	$128	$124	$118	$113
U.S. Government-sponsored enterprise obligations	27	27	26	26	25
State and municipal bonds	986	973	941	907	874
Corporate debt	1,375	1,340	1,292	1,245	1,201
Asset-backed securities	388	387	378	365	351
All fixed maturity securities	$2,908	$2,855	$2,761	$2,661	$2,564

Duration:
U.S. Treasury obligations	3.68	3.64	3.56	3.44	3.36
U.S. Government-sponsored enterprise obligations	2.23	2.18	2.38	2.50	2.49
State and municipal bonds	3.46	3.51	3.54	3.62	3.70
Corporate debt	3.58	3.59	3.64	3.59	3.53
Asset-backed securities	1.52	1.87	2.97	3.73	4.00
All fixed maturity securities	3.26	3.32	3.50	3.60	3.63

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
Our cash and short-term investment portfolio at June 30, 2016 was carried on a cost basis which approximates its fair value. Our portfolio lacks significant interest rate sensitivity due to its short duration.
Credit Risk
We have exposure to credit risk primarily as a holder of fixed income securities. We control this exposure by emphasizing investment grade credit quality in the fixed income securities we purchase.
As of June 30, 2016, 93% of our fixed maturity securities were rated investment grade as determined by NRSROs, such as Fitch, Moody’s and Standard & Poor’s. We believe that this concentration in investment grade securities reduces our exposure to credit risk on our fixed income investments to an acceptable level. However, investment grade securities, in spite of their rating, can rapidly deteriorate and result in significant losses. Ratings published by the NRSROs are one of the tools used to evaluate the credit worthiness of our securities. The ratings reflect the subjective opinion of the rating agencies as to the credit worthiness of the securities, and therefore, we may be subject to additional credit exposure should the rating prove to be unreliable.
We also have exposure to credit risk related to our receivables from reinsurers. Our receivables from reinsurers (with regard to both paid and unpaid losses) approximated $265 million at June 30, 2016 and $259 million at December 31, 2015. We monitor the credit risk associated with our reinsurers using publicly available financial and rating agency data.
Equity Price Risk
At June 30, 2016 the fair value of our equity investments, excluding our equity investments in bond investment funds as discussed in the following paragraph, was $266 million. These equity securities are subject to equity price risk, which is the potential for loss in fair value due to a decline in equity prices. The weighted average beta of this group of securities was 0.97. Beta measures the price sensitivity of an equity security or group of equity securities to a change in the broader equity market, in this case the S&P 500 Index. If the value of the S&P 500 Index increased by 10%, the fair value of these securities would be expected to increase by 9.7% to $292 million. Conversely, a 10% decrease in the S&P 500 Index would imply a decrease of 9.7% in the fair value of these securities to $240 million. The selected hypothetical changes of plus or minus 10% do not reflect what could be considered the best or worst case scenarios and are used for illustrative purposes only.
Our equity investments include equity investments in certain bond investment funds which are not significantly subject to equity price risk, and thus we have excluded these investments from the above analysis.

ITEM 4. CONTROLS AND PROCEDURES.
The Chief Executive Officer and Chief Financial Officer of the Company participated in management’s evaluation of our disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of June 30, 2016. ProAssurance’s disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, those controls during the quarter.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
See Note 7 of the Notes to Condensed Consolidated Financial Statements.
ITEM 1A. RISK FACTORS.
There are no changes to the "Risk Factors" in Part 1, Item 1A of the 2015 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)	Not applicable.

(b)	Not applicable.

(c)	Information required by Item 703 of Regulation S-K.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs * (In thousands)
April 1 - 30, 2016	7,144	$47.80	7,144	$110,106
May 1 - 31, 2016	9,645	$48.04	9,645	$109,643
June 1 - 30, 2016	—	N/A	—	$109,643
Total	16,789	$47.94	16,789

*
Under its current plan begun in November 2010, the ProAssurance Board of Directors has authorized $600 million for the repurchase of common shares or the retirement of outstanding debt. This is ProAssurance’s only plan for the repurchase of common shares, and the plan has no expiration date.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1	Amendment to Facility Agreement between ProAssurance and the Premium Trust Fund of Syndicate 1729

31.1	Certification of Principal Executive Officer of ProAssurance as required under SEC rule 13a-14(a).

31.2	Certification of Principal Financial and Accounting Officer of ProAssurance as required under SEC rule 13a-14(a).

32.1	Certification of Principal Executive Officer of ProAssurance as required under SEC Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as amended (18 U.S.C. 1350).

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
August 3, 2016

/s/ Edward L. Rand, Jr.
Edward L. Rand, Jr.
Chief Financial Officer
(Duly authorized officer and principal financial officer)