Form 10-Q
period 2016-09-30
PROASSURANCE CORP
filed 2016-11-02
CIK 1127703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2016 or

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
As of October 31, 2016, there were 53,246,010 shares of the registrant’s common stock outstanding.

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

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share data)

	September 30, 2016	December 31, 2015
Assets
Investments
Fixed maturities, available for sale, at fair value; amortized cost, $2,662,428 and $2,722,063, respectively	$2,750,601	$2,760,287
Equity securities, trading, at fair value; cost, $344,836 and $319,320, respectively	365,490	322,353
Short-term investments	254,970	119,236
Business owned life insurance	59,664	57,213
Investment in unconsolidated subsidiaries	337,472	311,908
Other investments, $31,727 and $30,611 at fair value, respectively, otherwise at cost or amortized cost	81,759	79,133
Total Investments	3,849,956	3,650,130
Cash and cash equivalents	128,903	241,100
Premiums receivable	240,907	217,034
Receivable from reinsurers on paid losses and loss adjustment expenses	13,122	9,249
Receivable from reinsurers on unpaid losses and loss adjustment expenses	254,777	249,350
Prepaid reinsurance premiums	45,195	34,050
Deferred policy acquisition costs	49,609	44,388
Deferred tax asset, net	—	15,097
Real estate, net	38,134	38,470
Intangible assets	86,402	92,462
Goodwill	210,725	210,725
Other assets	98,045	103,966
Total Assets	$5,015,775	$4,906,021
Liabilities and Shareholders’ Equity
Liabilities
Policy liabilities and accruals
Reserve for losses and loss adjustment expenses	$1,998,019	$2,005,326
Unearned premiums	406,484	362,066
Reinsurance premiums payable	31,510	30,114
Total Policy Liabilities	2,436,013	2,397,506
Deferred tax liability, net	2,011	—
Other liabilities	187,468	202,303
Debt less debt issuance costs	348,116	347,858
Total Liabilities	2,973,608	2,947,667
Shareholders’ Equity
Common shares, par value $0.01 per share, 100,000,000 shares authorized, 62,653,647 and 62,503,255 shares issued, respectively	627	625
Additional paid-in capital	371,993	365,399
Accumulated other comprehensive income (loss), net of deferred tax expense (benefit) of $30,086, and $12,972, respectively	56,315	23,855
Retained earnings	2,034,898	1,988,035
Treasury shares, at cost, 9,447,155 shares and 9,402,697 shares, respectively	(421,666)	(419,560)
Total Shareholders’ Equity	2,042,167	1,958,354
Total Liabilities and Shareholders’ Equity	$5,015,775	$4,906,021
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Changes in Capital (Unaudited)
(In thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2015	$625	$365,399	$23,855	$1,988,035	$(419,560)	$1,958,354
Common shares reacquired	—	—	—	—	(2,106)	(2,106)
Common shares issued for compensation and effect of shares reissued to stock purchase plan	1	2,147	—	—	—	2,148
Share-based compensation	—	7,458	—	—	—	7,458
Net effect of restricted and performance shares issued and stock options exercised	1	(3,011)	—	—	—	(3,010)
Dividends to shareholders	—	—	—	(49,370)	—	(49,370)
Other comprehensive income (loss)	—	—	32,460	—	—	32,460
Net income	—	—	—	96,233	—	96,233
Balance at September 30, 2016	$627	$371,993	$56,315	$2,034,898	$(421,666)	$2,042,167

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2014	$623	$359,577	$58,204	$1,991,704	$(252,164)	$2,157,944
Common shares reacquired	—	—	—	—	(165,178)	(165,178)
Common shares issued for compensation and effect of shares reissued to stock purchase plan	—	2,071	—	—	—	2,071
Share-based compensation	—	7,638	—	—	—	7,638
Net effect of restricted and performance shares issued and stock options exercised	2	(4,409)	—	—	—	(4,407)
Dividends to shareholders	—	—	—	(50,418)	—	(50,418)
Other comprehensive income (loss)	—	—	(22,108)	—	—	(22,108)
Net income	—	—	—	81,248	—	81,248
Balance at September 30, 2015	$625	$364,877	$36,096	$2,022,534	$(417,342)	$2,006,790
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
Revenues
Net premiums earned	$185,275	$182,085	$539,587	$529,277
Net investment income	25,261	26,942	75,284	82,201
Equity in earnings (loss) of unconsolidated subsidiaries	(3,349)	(221)	(6,607)	3,821
Net realized investment gains (losses):
OTTI losses	(100)	(3,795)	(10,834)	(8,275)
Portion of OTTI losses recognized in other comprehensive income before taxes	—	385	1,068	2,174
Net impairment losses recognized in earnings	(100)	(3,410)	(9,766)	(6,101)
Other net realized investment gains (losses)	15,837	(33,222)	28,080	(29,519)
Total net realized investment gains (losses)	15,737	(36,632)	18,314	(35,620)
Other income	1,428	2,759	5,963	6,504
Total revenues	224,352	174,933	632,541	586,183
Expenses
Losses and loss adjustment expenses	129,722	119,824	378,750	350,739
Reinsurance recoveries	(11,640)	(11,018)	(42,814)	(32,855)
Net losses and loss adjustment expenses	118,082	108,806	335,936	317,884
Underwriting, policy acquisition and operating expenses	55,812	53,025	166,735	157,908
Segregated portfolio cells dividend expense (income)	3,196	(1,933)	5,895	1,481
Interest expense	3,748	3,637	11,285	10,978
Total expenses	180,838	163,535	519,851	488,251
Income before income taxes	43,514	11,398	112,690	97,932
Provision for income taxes
Current expense (benefit)	13,736	17,277	16,407	31,406
Deferred expense (benefit)	(4,056)	(16,155)	50	(14,722)
Total income tax expense (benefit)	9,680	1,122	16,457	16,684
Net income	33,834	10,276	96,233	81,248
Other comprehensive income (loss), after tax, net of reclassification adjustments	(4,974)	(4,953)	32,460	(22,108)
Comprehensive income	$28,860	$5,323	$128,693	$59,140
Earnings per share:
Basic	$0.64	$0.19	$1.81	$1.47
Diluted	$0.63	$0.19	$1.80	$1.46
Weighted average number of common shares outstanding:
Basic	53,222	54,007	53,199	55,339
Diluted	53,456	54,232	53,419	55,554
Cash dividends declared per common share	$0.31	$0.31	$0.93	$0.93
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended September 30
	2016	2015
Operating Activities
Net income	$96,233	$81,248
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation and amortization, net of accretion	25,509	27,194
Net realized investment (gains) losses	(18,314)	35,620
Share-based compensation	7,458	7,638
Deferred income taxes	50	(14,722)
Policy acquisition costs, net amortization (net deferral)	(5,221)	(8,872)
Equity in earnings (loss) of unconsolidated subsidiaries	6,607	(3,821)
Other	(2,226)	(608)
Other changes in assets and liabilities, excluding effect of business combinations:
Premiums receivable	(23,873)	(37,379)
Reinsurance related assets and liabilities	(19,049)	(1,029)
Other assets	16,411	5,191
Reserve for losses and loss adjustment expenses	(7,307)	(36,005)
Unearned premiums	44,418	56,168
Other liabilities	8,296	(5,100)
Net cash provided (used) by operating activities	128,992	105,523
Investing Activities
Purchases of:
Fixed maturities, available for sale	(540,370)	(466,248)
Equity securities, trading	(76,838)	(211,437)
Other investments	(15,832)	(25,360)
Funding of qualified affordable housing tax credit limited partnerships	(963)	(903)
Investment in unconsolidated subsidiaries	(39,051)	(43,142)
Proceeds from sales or maturities of:
Fixed maturities, available for sale	582,379	738,377
Equity securities, trading	56,670	172,502
Other investments	10,952	18,369
Distributions from unconsolidated subsidiaries	7,720	23,390
Net sales or maturities (purchases) of short-term investments	(135,743)	(26,861)
Unsettled security transactions, net change	16,665	(473)
Purchases of capital assets	(7,797)	(6,382)
Other	(1,520)	(1,514)
Net cash provided (used) by investing activities	(143,728)	170,318
Continued on following page.

	Nine Months Ended September 30
	2016	2015
Financing Activities
Borrowing under revolving credit agreement	—	100,000
Repurchase of common stock	(2,106)	(165,178)
Dividends to shareholders	(102,354)	(201,158)
External capital contribution received for segregated portfolio cells	9,703	—
Other	(2,704)	(5,203)
Net cash provided (used) by financing activities	(97,461)	(271,539)
Increase (decrease) in cash and cash equivalents	(112,197)	4,302
Cash and cash equivalents at beginning of period	241,100	197,040
Cash and cash equivalents at end of period	$128,903	$201,342
Significant non-cash transactions
Dividends declared and not yet paid	$16,462	$16,454
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2016

1. Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of ProAssurance Corporation and its consolidated subsidiaries (ProAssurance, PRA or the Company). The financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring adjustments, have been included. ProAssurance’s results for the nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes contained in ProAssurance’s December 31, 2015 report on Form 10-K. In connection with its preparation of the Condensed Consolidated Financial Statements, ProAssurance evaluated events that occurred subsequent to September 30, 2016 for recognition or disclosure in its financial statements and notes to financial statements.
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
Other Liabilities
Other liabilities consisted of the following:

(In millions)	September 30, 2016	December 31, 2015
SPC dividends payable	$33.1	$16.7
Unpaid dividends	16.5	69.4
All other	137.9	116.2
Total other liabilities	$187.5	$202.3
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
September 30, 2016

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
September 30, 2016

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
September 30, 2016

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
Classification of Certain Cash Receipts and Cash Payments
Effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, the FASB issued guidance related to the classification of certain cash receipts and cash payments presented in the statement of cash flows with the objective of reducing diversity in practice. ProAssurance plans to adopt the guidance beginning January 1, 2018. Adoption is not expected to have a material effect on ProAssurance’s results of operations or financial position as it affects disclosure only.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2016

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

Fair values of assets measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015 are shown in the following tables. Where applicable, the tables also indicate the fair value hierarchy of the valuation techniques utilized to determine those fair values. For some assets, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. When this is the case, the asset is categorized based on the level of the most significant input to the fair value measurement. Assessments of the significance of a particular input to the fair value measurement require judgment and consideration of factors specific to the assets being valued.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2016

	September 30, 2016
	Fair Value Measurements Using			Total
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Fixed maturities, available for sale
U.S. Treasury obligations	$—	$142,314	$—	$142,314
U.S. Government-sponsored enterprise obligations	—	30,716	—	30,716
State and municipal bonds	—	883,638	900	884,538
Corporate debt, multiple observable inputs	2,458	1,321,014	—	1,323,472
Corporate debt, limited observable inputs	—	—	12,287	12,287
Residential mortgage-backed securities	—	217,575	—	217,575
Agency commercial mortgage-backed securities	—	13,227	—	13,227
Other commercial mortgage-backed securities	—	19,635	1,000	20,635
Other asset-backed securities	—	105,084	753	105,837
Equity securities
Financial	76,489	—	—	76,489
Utilities/Energy	50,820	—	201	51,021
Consumer oriented	62,555	—	—	62,555
Industrial	52,908	—	—	52,908
Bond funds	87,365	—	—	87,365
All other	16,867	18,285	—	35,152
Short-term investments	248,617	4,800	1,553	254,970
Other investments	2,071	28,737	919	31,727
Total assets categorized within the fair value hierarchy	$600,150	$2,785,025	$17,613	3,402,788
LP/LLC interests carried at NAV which approximates fair value. These interests, reported as a part of Investment in unconsolidated subsidiaries, are not categorized within the fair value hierarchy.				195,016
Total assets at fair value				$3,597,804

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2016

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
The fair values for securities included in the Level 2 category, with the few exceptions described below, were developed by one of several third party, nationally recognized pricing services, including services that price only certain types of securities. Each service uses complex methodologies to determine values for securities and subject the values they develop to quality control reviews. Management selected a primary source for each type of security in the portfolio and reviewed the values provided for reasonableness by comparing data to alternate pricing services and to available market and trade data. Values that appeared inconsistent were further reviewed for appropriateness. Any value that did not appear reasonable was discussed with the service that provided the value and would have been adjusted, if necessary. No such adjustments were necessary in 2015. One nominal adjustment was made during the third quarter of 2016 and related to an investment in an unrealized loss position that was sold subsequent to period end.
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
September 30, 2016

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
Residential and commercial mortgage-backed securities. Agency pass-through securities were valued using a pricing matrix which considers the issuer type, coupon rate and longest cash flows outstanding. The matrix used was based on the most recently available market information. Agency and non-agency collateralized mortgage obligations were both valued using models that consider the structure of the security, current and historical information regarding prepayment speeds, ratings and ratings updates, and current and historical interest rate and interest rate spread data.
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
Level 3 Valuation Processes

•	Level 3 securities are priced by the Chief Investment Officer.

•	Level 3 valuations are computed quarterly. Prices are evaluated quarterly against prior period prices and the expected change in prices.

•
ProAssurance Level 3 securities are primarily NRSRO rated debt instruments for which comparable market inputs are commonly available for evaluating the securities in question. Valuation of these debt instruments is not overly sensitive to changes in the unobservable inputs used.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2016

Level 3 Valuation Methodologies
State and municipal bonds consisted of a municipal bond valued internally using values produced by discounted cash flow models using yields currently available on fixed rate securities with a similar term and collateral, adjusted to consider the effect of a floating rate and a premium for illiquidity.
Corporate debt with limited observable inputs consisted of corporate bonds valued using dealer quotes for similar securities or discounted cash flow models using yields currently available for similar securities. Similar securities are defined as securities of comparable credit quality that have like terms and payment features. Assessments of credit quality were based on NRSRO ratings, if available, or were subjectively determined by management if not available. At September 30, 2016, 72% of the securities were rated; the average rating was A-. At December 31, 2015, 83% of the securities were rated; the average rating was A-.
Other commercial mortgage-backed securities consisted of a security primarily backed by telecommunication structures and equipment. At September 30, 2016, this security had an average rating of A and is valued using a dealer quote.
Other asset-backed securities consisted of securitizations of receivables valued using dealer quotes for similar securities or discounted cash flow models using yields currently available for similar securities.
Equity securities and Other investments consisted of common stock and convertible securities for which limited observable inputs were available at September 30, 2016. The securities were valued internally based on expected cash flows, including the expected final recovery, discounted at a yield that considered the lack of liquidity and the financial status of the issuer.
Short-term investments consisted of corporate bonds valued using dealer quotes for similar securities or discounted cash flow models using yields currently available for similar securities. Similar securities are defined as securities of comparable credit quality that have like terms and payment features.
Quantitative Information Regarding Level 3 Valuations

	Fair Value at
(In millions)	September 30, 2016	December 31, 2015	Valuation Technique	Unobservable Input	Range (Weighted Average)
Assets:
State and municipal bonds	$0.9	$—	Market Comparable Securities	Comparability Adjustment	0% - 10% (5%)
			Discounted Cash Flows	Comparability Adjustment	0% - 10% (5%)
Corporate debt with limited observable inputs	$12.3	$14.5	Market Comparable Securities	Comparability Adjustment	0% - 5% (2.5%)
			Discounted Cash Flows	Comparability Adjustment	0% - 5% (2.5%)
Other commercial mortgage-backed securities	$1.0	$—	Market Comparable Securities	Comparability Adjustment	0% - 5% (2.5%)
			Discounted Cash Flows	Comparability Adjustment	0% - 5% (2.5%)
Other asset-backed securities	$0.8	$0.8	Market Comparable Securities	Comparability Adjustment	0% - 5% (2.5%)
			Discounted Cash Flows	Comparability Adjustment	0% - 5% (2.5%)
Equity securities & Other investments	$1.1	$—	Discounted Cash Flows	Comparability Adjustment	0% - 10% (5%)
Short-term investments	$1.6	$—	Market Comparable Securities	Comparability Adjustment	0% - 5% (2.5%)
			Discounted Cash Flows	Comparability Adjustment	0% - 5% (2.5%)
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
September 30, 2016

Fair Value Measurements - Level 3 Assets
The following tables (the Level 3 Tables) present summary information regarding changes in the fair value of assets measured at fair value using Level 3 inputs.

	September 30, 2016
	Level 3 Fair Value Measurements – Assets
(In thousands)	State and Municipal Bonds	Corporate Debt	Asset-backed Securities	All other investments	Total
Balance June 30, 2016	$—	$17,810	$755	$1,556	$20,121
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Net investment income	—	(28)	—	(3)	(31)
Equity in earnings of unconsolidated subsidiaries	—	—	—	—	—
Net realized investment gains (losses)	—	—	—	—	—
Included in other comprehensive income	—	324	(2)	8	330
Purchases	—	—	—	193	193
Sales	—	(709)	—	—	(709)
Transfers in	900	—	1,000	919	2,819
Transfers out	—	(5,110)	—	—	(5,110)
Balance September 30, 2016	$900	$12,287	$1,753	$2,673	$17,613
Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets held at period-end	$—	$—	$—	$—	$—

	September 30, 2016
	Level 3 Fair Value Measurements – Assets
(In thousands)	State and Municipal Bonds	Corporate Debt	Asset-backed Securities	All other investments	Total
Balance December 31, 2015	$—	$14,500	$757	$—	$15,257
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Net investment income	—	(64)	—	(7)	(71)
Equity in earnings of unconsolidated subsidiaries	—	—	—	—	—
Net realized investment gains (losses)	—	(75)	—	—	(75)
Included in other comprehensive income	—	453	3	8	464
Purchases	—	5,995	3,500	1,753	11,248
Sales	—	(3,406)	(702)	—	(4,108)
Transfers in	900	—	1,000	919	2,819
Transfers out	—	(5,116)	(2,805)	—	(7,921)
Balance September 30, 2016	$900	$12,287	$1,753	$2,673	$17,613
Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets held at period-end	$—	$—	$—	$—	$—

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2016

	September 30, 2015
	Level 3 Fair Value Measurements – Assets
(In thousands)	State and Municipal Bonds	Corporate Debt	Asset-backed Securities	All other investments	Total
Balance June 30, 2015	$—	$8,468	$4,777	$1,036	$14,281
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Net investment income	—	—	—	—	—
Net realized investment gains (losses)	—	(311)	—	—	(311)
Included in other comprehensive income	—	300	(9)	(53)	238
Purchases	—	—	1,500	584	2,084
Sales	—	(648)	—	—	(648)
Transfers in	—	11	—	—	11
Transfers out	—	—	—	(918)	(918)
Balance September 30, 2015	$—	$7,820	$6,268	$540	$14,628
Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets held at period-end	$—	$—	$—	$(109)	$(109)

	September 30, 2015
	Level 3 Fair Value Measurements – Assets
(In thousands)	State and Municipal Bonds	Corporate Debt	Asset-backed Securities	All other investments	Total
Balance December 31, 2014	$5,025	$13,081	$4,769	$—	$22,875
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Net investment income	—	17	—	—	17
Net realized investment gains (losses)	—	(309)	—	—	(309)
Included in other comprehensive income	(459)	38	(1)	(133)	(555)
Purchases	—	1,515	1,500	1,700	4,715
Sales	—	(1,484)	—	—	(1,484)
Transfers in	—	11	—	—	11
Transfers out	(4,566)	(5,049)	—	(918)	(10,533)
Balance September 30, 2015	$—	$7,820	$6,268	$540	$14,628
Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets held at period-end	$—	$—	$—	$(109)	$(109)
Transfers
Equity securities of approximately $10.2 million were transferred from Level 2 to Level 1 during the three and nine months ended September 30, 2016. There were no transfers between the Level 1 and Level 2 categories during the three and nine months ended September 30, 2015.
Transfers shown in the preceding Level 3 tables were as of the end of the period in which the transfer occurred. All transfers were to or from Level 2.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2016

All transfers during the three and nine months ended September 30, 2016 and 2015 related to securities held for which the level of market activity for identical or nearly identical securities varies from period to period. The securities were valued using multiple observable inputs when those inputs were available; otherwise the securities were valued using limited observable inputs.
Fair Values Not Categorized
Investments in unconsolidated subsidiaries at both September 30, 2016 and December 31, 2015 included interests in investment fund LPs/LLCs that measure fund assets at fair value on a recurring basis and that provide a NAV for the interest. The carrying value of these interests is based on the NAV provided, and was considered to approximate the fair value of the interests. In accordance with GAAP, the fair value of these investments was not classified within the fair value hierarchy. Additional information regarding these investments is as follows:

	Unfunded Commitments	Fair Value
(In thousands)	September 30, 2016	September 30, 2016	December 31, 2015
Investments in LPs/LLCs:
Private debt funds (1)	$7,936	$55,675	$50,268
Long equity fund (2)	None	6,536	6,407
Long/short equity funds (3)	None	29,099	28,030
Non-public equity funds (4)	$50,699	80,326	65,722
Multi-strategy fund of funds (5)	None	8,303	8,252
Structured credit fund (6)	None	4,128	3,945
Long/short commodities fund (7)	None	10,949	—
		$195,016	$162,624

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

(4)
Comprised of interests in multiple unrelated LP funds, each structured to provide capital appreciation through diversified investments in private equity, which can include investments in buyout, venture capital, mezzanine debt, distressed debt and other private equity-oriented LPs. Two of the LPs allow redemption by terms set forth in the LP agreements; the others do not permit redemption. Income and capital are to be periodically distributed at the discretion of the LP over time frames that are anticipated to span up to 9 years.

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
September 30, 2016

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

	September 30, 2016		December 31, 2015
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
BOLI	$59,664	$59,664	$57,213	$57,213
Other investments	50,032	54,325	48,522	51,646
Other assets	28,135	28,086	24,215	24,193
Financial liabilities:
Senior notes due 2023	$250,000	$278,913	$250,000	$261,308
Revolving credit agreement	100,000	100,000	100,000	100,000
Other liabilities	16,331	16,331	14,897	14,893
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
Other assets and Other liabilities primarily consisted of related investment assets and liabilities associated with funded deferred compensation agreements. Fair values of the funded deferred compensation assets and liabilities were based on the NAVs provided by the underlying funds. Other assets also included a secured note receivable and two unsecured receivables under two separate line of credit agreements. Fair value of these receivables was based on the present value of expected cash flows from the receivables, discounted at market rates on the valuation date for receivables with similar credit standings and similar payment structures. Other liabilities also included contractual liabilities related to prior business combinations. The fair values of the business combination liabilities were based on the present value of the expected future cash outflows, discounted at ProAssurance’s assumed incremental borrowing rate on the valuation date for unsecured liabilities with similar repayment structures.
The fair value of the debt was estimated based on the present value of expected future cash outflows, discounted at rates available on the valuation date for similar debt issued by entities with a similar credit standing to ProAssurance.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2016

3. Investments
Available-for-sale securities at September 30, 2016 and December 31, 2015 included the following:

	September 30, 2016
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities
U.S. Treasury obligations	$139,654	$2,719	$59	$142,314
U.S. Government-sponsored enterprise obligations	29,945	771	—	30,716
State and municipal bonds	849,487	35,828	777	884,538
Corporate debt	1,295,190	44,880	4,311	1,335,759
Residential mortgage-backed securities	209,708	7,924	57	217,575
Agency commercial mortgage-backed securities	12,958	285	16	13,227
Other commercial mortgage-backed securities	20,315	329	9	20,635
Other asset-backed securities	105,171	692	26	105,837
	$2,662,428	$93,428	$5,255	$2,750,601

	December 31, 2015
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities
U.S. Treasury obligations	$122,855	$1,696	$659	$123,892
U.S. Government-sponsored enterprise obligations	25,456	927	49	26,334
State and municipal bonds	904,719	36,739	823	940,635
Corporate debt	1,296,128	24,720	29,162	1,291,686
Residential mortgage-backed securities	233,659	6,039	1,311	238,387
Agency commercial mortgage-backed securities	10,851	174	26	10,999
Other commercial mortgage-backed securities	29,983	354	203	30,134
Other asset-backed securities	98,412	54	246	98,220
	$2,722,063	$70,703	$32,479	$2,760,287

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2016

The recorded cost basis and estimated fair value of available-for-sale fixed maturities at September 30, 2016, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total Fair Value
Fixed maturities, available for sale
U.S. Treasury obligations	$139,654	$15,698	$111,393	$11,834	$3,389	$142,314
U.S. Government-sponsored enterprise obligations	29,945	12,599	5,767	10,590	1,760	30,716
State and municipal bonds	849,487	52,084	294,177	411,429	126,848	884,538
Corporate debt	1,295,190	105,978	796,088	407,156	26,537	1,335,759
Residential mortgage-backed securities	209,708					217,575
Agency commercial mortgage-backed securities	12,958					13,227
Other commercial mortgage-backed securities	20,315					20,635
Other asset-backed securities	105,171					105,837
	$2,662,428					$2,750,601
Excluding obligations of the U.S. Government or U.S. Government-sponsored enterprises, no investment in any entity or its affiliates exceeded 10% of Shareholders’ equity at September 30, 2016.
Cash and securities with a carrying value of $46.6 million at September 30, 2016 were on deposit with various state insurance departments to meet regulatory requirements. ProAssurance also held securities with a carrying value of $126.3 million at September 30, 2016 that are pledged as collateral security for advances under the Revolving Credit Agreement (see Note 8 of the Notes to Condensed Consolidated Financial Statements for additional detail on the Revolving Credit Agreement).
As a member of Lloyd's and a capital provider to Syndicate 1729, ProAssurance is required to maintain capital at Lloyd's, referred to as FAL. ProAssurance investments at September 30, 2016 included fixed maturities with a fair value of $96.9 million and short-term investments with a fair value of approximately $0.5 million on deposit with Lloyd's in order to satisfy these FAL requirements.
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
Other Investments
Other investments at September 30, 2016 and December 31, 2015 were comprised as follows:

(In thousands)	September 30, 2016	December 31, 2015
Investments in LPs/LLCs, at cost	$46,512	$44,958
Convertible securities, at fair value	31,727	30,611
Other, principally FHLB capital stock, at cost	3,520	3,564
	$81,759	$79,133
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

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2016

Unconsolidated Subsidiaries
ProAssurance holds investments in unconsolidated subsidiaries, accounted for under the equity method. The investments include the following:

	September 30, 2016	Carrying Value
(In thousands)	Percentage Ownership	September 30, 2016	December 31, 2015
Investment in LPs/LLCs:
Qualified affordable housing tax credit partnerships	See below	$107,477	$121,550
Other tax credit partnerships	See below	10,044	8,362
All other LPs/LLCs	See below	219,951	181,996
		$337,472	$311,908
Qualified affordable housing tax credit partnership interests held by ProAssurance generate investment returns by providing tax benefits to fund investors in the form of tax credits and project operating losses. The carrying value of these investments reflects ProAssurance's total commitments (both funded and unfunded) to the partnerships. ProAssurance's ownership percentage relative to two of the tax credit partnership interests is almost 100%; these interests had a carrying value of $44.2 million at September 30, 2016 and $53.4 million at December 31, 2015. ProAssurance's ownership percentage relative to the remaining tax credit partnership interests is less than 20%; these interests had a carrying value of $63.3 million at September 30, 2016 and $68.1 million at December 31, 2015. ProAssurance does not have the ability to exert control over the partnerships; all are accounted for using the equity method.
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
As discussed in additional detail in Note 2 of the Notes to Condensed Consolidated Financial Statements, ProAssurance holds interests in certain LPs/LLCs that are investment funds which measure fund assets at fair value on a recurring basis and the fund managers provide a NAV for the interest. The carrying value of these interests is based on the NAV provided, and is considered to approximate the fair value of the interests; such interests totaled $195.0 million at September 30, 2016 and $162.6 million at December 31, 2015. ProAssurance also holds interests in other LPs/LLCs which are not considered to be investment funds; such interests totaled $24.9 million at September 30, 2016 and $19.4 million at December 31, 2015. ProAssurance's ownership percentage relative to three of the LPs/LLCs is greater than 25%, which is expected to be reduced as the funds mature and other investors participate in the fund; these investments had a carrying value of $15.7 million at September 30, 2016 and $8.3 million at December 31, 2015. ProAssurance's ownership percentage relative to the remaining LPs/LLCs is less than 25%; these interests had a carrying value of $204.2 million at September 30, 2016 and $173.7 million at December 31, 2015. ProAssurance does not have the ability to exert control over any of these funds.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2016

Investments Held in a Loss Position
The following tables provide summarized information with respect to investments held in an unrealized loss position at September 30, 2016 and December 31, 2015, including the length of time the investment had been held in a continuous unrealized loss position.

	September 30, 2016
	Total		Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Loss	Value	Loss	Value	Loss
Fixed maturities, available for sale
U.S. Treasury obligations	$14,576	$59	$14,576	$59	$—	$—
U.S. Government-sponsored enterprise obligations	72,360	777	66,679	304	5,681	473
State and municipal bonds	185,072	4,310	127,174	754	57,898	3,556
Corporate debt	5,569	56	2,492	15	3,077	41
Residential mortgage-backed securities	407	17	—	—	407	17
Agency commercial mortgage-backed securities	4,530	8	2,379	3	2,151	5
Other commercial mortgage-backed securities	10,094	28	5,924	20	4,170	8
	$292,608	$5,255	$219,224	$1,155	$73,384	$4,100

	December 31, 2015
	Total		Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Loss	Value	Loss	Value	Loss
Fixed maturities, available for sale
U.S. Treasury obligations	$66,685	$658	$61,869	$591	$4,816	$67
U.S. Government-sponsored enterprise obligations	6,819	49	6,819	49	—	—
State and municipal bonds	46,193	823	36,822	703	9,371	120
Corporate debt	622,991	29,162	555,097	15,691	67,894	13,471
Residential mortgage-backed securities	87,567	1,311	78,961	1,095	8,606	216
Agency commercial mortgage-backed securities	409	26	—	—	409	26
Other commercial mortgage-backed securities	15,960	203	12,635	170	3,325	33
Other asset-backed securities	79,637	247	74,150	237	5,487	10
	$926,261	$32,479	$826,353	$18,536	$99,908	$13,943
As of September 30, 2016, excluding U.S. Government backed securities, there were 289 debt securities (11.0% of all available-for-sale fixed maturity securities held) in an unrealized loss position representing 224 issuers. The greatest and second greatest unrealized loss positions among those securities were each approximately $0.6 million. The securities were evaluated for impairment as of September 30, 2016.
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
September 30, 2016

Each quarter, ProAssurance performs a detailed analysis for the purpose of assessing whether any of the securities it holds in an unrealized loss position have suffered an OTTI in value. A detailed discussion of the factors considered in the assessment is included in Note 1 of the Notes to Consolidated Financial Statements included in ProAssurance's December 31, 2015 Form 10-K.
Fixed maturity securities held in an unrealized loss position at September 30, 2016, excluding asset-backed securities, have paid all scheduled contractual payments and are expected to continue doing so. Expected future cash flows of asset-backed securities held in an unrealized loss position were estimated as part of the September 30, 2016 impairment evaluation using the most recently available six-month historical performance data for the collateral (loans) underlying the security or, if historical data was not available, sector based assumptions, and equaled or exceeded the current amortized cost basis of the security.
Net Investment Income
Net investment income by investment category was as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2016	2015	2016	2015
Fixed maturities	$21,024	$24,127	$64,808	$74,110
Equities	3,779	3,506	10,983	9,974
Short-term and Other investments	1,466	515	2,550	1,417
BOLI	639	658	1,537	1,589
Investment fees and expenses	(1,647)	(1,864)	(4,594)	(4,889)
Net investment income	$25,261	$26,942	$75,284	$82,201
Equity in Earnings (Loss) from Unconsolidated Subsidiaries
Equity in earnings (loss) from unconsolidated subsidiaries included losses from qualified affordable housing project tax credit investments of $6.7 million and $14.9 million for the three- and nine-month periods ended September 30, 2016, respectively, and $2.4 million and $7.6 million for the three- and nine-month periods ended September 30, 2015, respectively. The losses recorded reflect ProAssurance's allocable portion of partnership operating losses. ProAssurance recognized tax credits related to these qualified affordable housing investments that totaled $4.6 million and $13.9 million for the three- and nine-month periods ended September 30, 2016 and 2015, respectively. Tax credits recognized reduced income tax expense in the respective periods.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2016

Net Realized Investment Gains (Losses)
Realized investment gains and losses are recognized on the specific identification basis. The following table provides detailed information regarding Net realized investment gains (losses):

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2016	2015	2016	2015
Total OTTI losses:
State and municipal bonds	$(100)	$—	$(100)	$—
Corporate debt	—	(1,925)	(7,604)	(6,405)
Other investments	—	(1,870)	(3,130)	(1,870)
Portion recognized in OCI:
Corporate debt	—	385	1,068	2,174
Net impairments recognized in earnings	(100)	(3,410)	(9,766)	(6,101)
Gross realized gains, available-for-sale securities	3,898	2,739	8,969	10,379
Gross realized (losses), available-for-sale securities	(370)	(2,548)	(5,628)	(4,613)
Net realized gains (losses), Short-term investments	—	—	18	—
Net realized gains (losses), trading securities	1,276	402	5,244	12,594
Net realized gains (losses), Other investments	335	(361)	833	357
Change in unrealized holding gains (losses), trading securities	9,816	(32,621)	17,663	(47,513)
Change in unrealized holding gains (losses), convertible securities, carried at fair value	880	(971)	976	(1,669)
Other	2	138	5	946
Net realized investment gains (losses)	$15,737	$(36,632)	$18,314	$(35,620)
ProAssurance recognized OTTI in earnings of $0.1 million and $9.8 million for the three- and nine-month periods ended September 30, 2016, respectively. ProAssurance recognized OTTI of $5.5 million in earnings in the first quarter of 2016 related to debt instruments of ten issuers in the energy sector. The fair value of the bonds and the credit quality of the issuers had declined and ProAssurance recognized credit-related OTTI to reduce the amortized cost basis of the bonds to the present value of future cash flows expected to be received from the bonds. ProAssurance also recognized non-credit OTTI in OCI during first quarter 2016 of $0.9 million related to certain of these same bonds, as the fair value of the bonds was less than the present value of the expected future cash flows from the securities.
ProAssurance also recognized a $3.1 million OTTI in earnings during the first quarter of 2016 and $1.9 million during the third quarter of 2015 related to an investment fund that is accounted for using the cost method (classified as Other investments). The fund is focused on the energy sector and securities held by the fund declined in value during the both first quarter of 2016 and the third quarter of 2015. An OTTI was recognized to reduce ProAssurance's carrying value of the investment to the NAV reported by the fund.
During the 2015 three- and nine-month periods, ProAssurance recognized impairments in earnings of $3.4 million and $6.1 million, respectively. Impairments recognized in earnings related to corporate debt securities for the 2015 three-month period primarily consisted of an impairment associated with bonds ProAssurance intends to sell but also included two other credit-related impairments, one a preferred stock from a consumer-oriented issuer and the other a bond from an energy sector issuer. ProAssurance also recognized non-credit impairments of $0.4 million and $2.2 million for the three- and nine-month periods ended September 30, 2015, respectively, related to the latter two securities as the fair value of the impaired securities was less than the future cash flows expected to be received from the securities. Impairments recognized for the 2015 nine-month period further included credit-related impairments of corporate debt securities totaling $2.7 million related to high-yield securities from three other issuers in the energy sector, and non-credit impairments related to these same securities of $1.8 million.
The holding loss recognized related to our equity trading securities of $32.6 million for the 2015 three-month period primarily reflected unfavorable equity market performance during the third quarter 2015.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2016

The following table presents a roll forward of cumulative credit losses recorded in earnings related to impaired debt securities for which a portion of the OTTI was recorded in OCI.

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2016	2015	2016	2015
Balance beginning of period	$3,319	$2,630	$5,751	$232
Additional credit losses recognized during the period, related to securities for which:
No OTTI has been previously recognized	—	—	2,398	1,830
OTTI has been previously recognized	—	623	2,154	1,484
Reductions due to:
Securities sold during the period (realized)	(1,799)	—	(8,783)	(293)
Balance September 30	$1,520	$3,253	$1,520	$3,253
Other information regarding sales and purchases of available-for-sale securities is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(In millions)	2016	2015	2016	2015
Proceeds from sales (exclusive of maturities and paydowns)	$114.9	$119.0	$306.8	$420.0
Purchases	$167.2	$90.9	$540.4	$466.2
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
ProAssurance had a liability for Federal and U.K. income taxes of $11.1 million at September 30, 2016, carried as part of Other liabilities and a receivable of $16.4 million at December 31, 2015, carried as a part of Other assets. The liability for unrecognized tax benefits was $8.5 million at September 30, 2016 and $8.2 million at December 31, 2015.
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
Amortization of DPAC was $21.8 million and $64.9 million for the three and nine months ended September 30, 2016, respectively, and $21.1 million and $60.0 million for the three and nine months ended September 30, 2015, respectively.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2016

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
During the three and nine months ended September 30, 2016, ProAssurance recognized favorable net loss development of $29.0 million and $94.5 million, respectively, related to prior accident years. The favorable net loss development primarily reflected reductions in the Company's estimates of claims severity related to the 2009 through 2013 accident years.
For the three and nine months ended September 30, 2015, ProAssurance recognized favorable net loss development of $36.2 million and $104.8 million, respectively, which primarily reflected reductions in estimated claims severity related to the 2008 through 2012 accident years.
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
ProAssurance has funding commitments primarily related to non-public investment entities totaling approximately $113.4 million, expected to be paid as follows: $34.2 million in 2016, $66.8 million in 2017 and 2018 combined, $11.8 million in 2019 and 2020 combined and $0.6 million thereafter. Of these funding commitments, $1.5 million are related to qualified affordable housing project tax credit investments and are expected to be paid as follows: $0.2 million in 2016, $0.4 million in 2017 and 2018 combined, $0.3 million in 2019 and 2020 combined and $0.6 million thereafter.
As a member of Lloyd's and a capital provider to Syndicate 1729, ProAssurance is required to provide capital, referred to as FAL. At September 30, 2016, ProAssurance was satisfying the FAL requirement with investment securities on deposit with Lloyd's with a carrying value of $97.4 million (see Note 3 of the Notes to Condensed Consolidated Financial Statements).
ProAssurance has issued an unconditional revolving credit agreement to the Premium Trust Fund of Syndicate 1729 for the purpose of providing working capital. Permitted borrowings were expanded from £10 million to £20 million under an amended Syndicate Credit Agreement executed in April 2016. Under the amended Syndicate Credit Agreement advances bear interest at 3.8% annually, and may be repaid at any time but are repayable upon demand after December 31, 2019. As of September 30, 2016, the unused commitment under the Syndicate Credit Agreement approximated £11.3 million (approximately $14.7 million as of September 30, 2016).
In conjunction with a strategic business partnership ProAssurance entered into during the third quarter of 2016, ProAssurance issued a line of credit of up to $9 million for the purpose of funding the entity's operations. The line of credit is non-interest bearing and may be repaid at any time but is repayable upon demand on or before August 31, 2017. As of September 30, 2016, the unused commitment under the line of credit approximated $5.8 million.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2016

8. Debt
ProAssurance’s outstanding debt consisted of the following:

(In thousands)	September 30, 2016	December 31, 2015
Senior notes due 2023, unsecured, interest at 5.3% annually	$250,000	$250,000
Revolving Credit Agreement, outstanding borrowings are fully secured, see Note 3, and carried at an interest rate of 1.16%. Outstanding borrowings are not permitted to exceed $250 million aggregately; Revolving Credit Agreement expires in 2020. The interest rate on the borrowing is set at the time the borrowing is initiated or renewed. The current borrowing can be repaid or renewed in December 2016. If renewed, the interest rate will reset.	100,000	100,000
Total principal	350,000	350,000
Less debt issuance costs	1,884	2,142
Debt less debt issuance costs	$348,116	$347,858
Covenant Compliance
There are no financial covenants associated with the Senior Notes due 2023.
The Revolving Credit Agreement contains customary representations, covenants and events constituting default, and remedies for default. The Revolving Credit Agreement also defines financial covenants regarding permitted leverage ratios. ProAssurance is currently in compliance with all covenants of the Revolving Credit Agreement.
Additional Information
For additional information regarding ProAssurance's debt, see Note 10 of the Notes to Consolidated Financial Statements included in ProAssurance's December 31, 2015 Form 10-K.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2016

9. Shareholders’ Equity
At September 30, 2016 and December 31, 2015, ProAssurance had 100 million shares of authorized common stock and 50 million shares of authorized preferred stock. The Board has the authority to determine provisions for the issuance of preferred shares, including the number of shares to be issued, the designations, powers, preferences and rights, and the qualifications, limitations or restrictions of such shares. To date, the Board has not approved the issuance of preferred stock.
ProAssurance declared cash dividends of $0.31 per share during each of the first three quarters of 2016 totaling $49.4 million. ProAssurance declared cash dividends of $0.31 per share during each of the first three quarters of 2015 totaling $50.4 million.
At September 30, 2016, Board authorizations for the repurchase of common shares or the retirement of outstanding debt of $109.6 million remained available for use. ProAssurance repurchased approximately 44,500 shares at a cost of $2.1 million and 3.6 million shares at a cost of $165.2 million during the nine months ended September 30, 2016 and 2015, respectively.
Share-based compensation expense and related tax benefits were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2016	2015	2016	2015
Share-based compensation expense	$1,645	$2,672	$7,458	$7,638
Related tax benefits	$576	$935	$2,610	$2,673
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
Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)
For the three and nine months ended September 30, 2016 and September 30, 2015, OCI was primarily comprised of unrealized gains and losses, including non-credit impairment losses, arising during the period related to available-for-sale securities, less reclassification adjustments, net of tax. OCI also included a $0.6 million gain for the nine months ended September 30, 2016 and a loss of $1.0 million for the nine months ended September 30, 2015, net of tax, related to unrecognized changes in defined benefit plan liabilities from the reestimation of two defined benefit plans assumed in the Eastern acquisition, primarily recognized in the first quarter periods. Both plans are frozen as to the earning of additional benefits, but the unrecognized plan benefit liability is reestimated annually.
At September 30, 2016 and December 31, 2015, AOCI was primarily comprised of unrealized gains and losses from available-for-sale securities, including non-credit impairments recognized in OCI of $0.5 million and $2.0 million, respectively, net of tax. At September 30, 2016 and December 31, 2015, AOCI also included losses of $0.4 million and $1.0 million, respectively, related to unrecognized changes in defined benefit plan liabilities, net of tax. All tax effects were computed using a 35% rate, with the exception of unrealized gains and losses on available for sale securities held at our U.K. and Cayman Island entities which were immaterial in amount.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2016

Amounts reclassified from AOCI to net income and the amounts of deferred tax expense (benefit) included in OCI were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2016	2015	2016	2015
Reclassifications from AOCI to net income, available-for-sale securities:
Realized investment gains (losses)	$3,852	$(1,114)	$145	$3,061
Non-credit impairment losses reclassified to earnings, due to sale of securities or reclassification as a credit loss	(423)	(234)	(3,441)	(1,526)
Total amounts reclassified, before tax effect	3,429	(1,348)	(3,296)	1,535
Tax effect (at 35%)	(1,200)	472	1,154	(537)
Net reclassification adjustments	$2,229	$(876)	$(2,142)	$998

Deferred tax expense (benefit) included in OCI	$(2,687)	$(2,555)	$17,114	$(11,905)
10. Variable Interest Entities
ProAssurance holds passive interests in a number of entities that are considered to be VIEs under GAAP guidance. As of January 1, 2016 ProAssurance has retrospectively adopted new guidance regarding the evaluation of whether or not entities are VIEs and the consolidation analysis required for VIEs (see Note 1 of the Notes to Condensed Consolidated Financial Statements). Adoption of the new guidance increased the number of ProAssurance investment interests considered to be interests in VIEs but did not require that any of the VIE interests be consolidated. ProAssurance's VIE interests principally consist of interests in LPs/LLCs formed for the purpose of achieving diversified equity and debt returns. ProAssurance's VIE interests carried as a part of Other investments totaled $26.9 million at September 30, 2016 and $26.0 million at December 31, 2015. ProAssurance's VIE interests carried as a part of Investment in unconsolidated subsidiaries totaled $284.7 million at September 30, 2016 and $275.0 million at December 31, 2015.
ProAssurance does not have power over the activities that most significantly impact the economic performance of these VIEs and thus is not the primary beneficiary. Therefore, ProAssurance has not consolidated these VIEs. ProAssurance’s involvement with each entity is limited to its direct ownership interest in the entity. ProAssurance has no arrangements with any of the entities to provide other financial support to or on behalf of the entity. At September 30, 2016, ProAssurance’s maximum loss exposure relative to these investments was limited to the carrying value of ProAssurance’s investment in the VIE.
11. Earnings Per Share
Diluted weighted average shares is calculated as basic weighted average shares plus the effect, calculated using the treasury stock method, of assuming that performance and restricted share units, and purchase match units have vested. All outstanding performance and restricted share units and purchase match units had a dilutive effect for the three and nine months ended September 30, 2016 and 2015.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2016

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
Corporate includes ProAssurance's investment operations managed at the Corporate level, except investment assets solely allocated to Syndicate 1729 operations as discussed above, interest expense and U.S. income taxes, all of which are managed at the corporate level, non-premium revenues generated outside of our insurance entities, and corporate expenses.
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

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2016

Financial data by segment were as follows:

	Three Months Ended September 30, 2016
(In thousands)	Specialty P&C	Workers' Compensation	Lloyd's Syndicate	Corporate	Inter-segment Eliminations	Consolidated
Net premiums earned	$116,199	$54,498	$14,578	$—	$—	$185,275
Net investment income	—	—	351	24,910	—	25,261
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	(3,349)	—	(3,349)
Net realized gains (losses)	—	—	50	15,687	—	15,737
Other income	1,012	86	734	15	(419)	1,428
Net losses and loss adjustment expenses	(72,311)	(34,472)	(11,299)	—	—	(118,082)
Underwriting, policy acquisition and operating expenses	(26,563)	(18,331)	(6,251)	(5,086)	419	(55,812)
Segregated portfolio cells dividend (expense) income	(94)	(3,102)	—	—	—	(3,196)
Interest expense	—	—	—	(3,748)	—	(3,748)
Income tax benefit (expense)	—	—	(1,352)	(8,328)	—	(9,680)
Segment operating results	$18,243	$(1,321)	$(3,189)	$20,101	$—	$33,834
Significant non-cash items:
Depreciation and amortization	$1,979	$1,396	$23	$5,140	$—	$8,538

	Nine Months Ended September 30, 2016
(In thousands)	Specialty P&C	Workers' Compensation	Lloyd's Syndicate	Corporate	Inter-segment Eliminations	Consolidated
Net premiums earned	$335,080	$163,974	$40,533	$—	$—	$539,587
Net investment income	—	—	1,004	74,280	—	75,284
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	(6,607)	—	(6,607)
Net realized gains (losses)	—	—	59	18,255	—	18,314
Other income	4,021	696	1,174	758	(686)	5,963
Net losses and loss adjustment expenses	(205,787)	(104,160)	(25,989)	—	—	(335,936)
Underwriting, policy acquisition and operating expenses	(77,519)	(52,494)	(16,660)	(20,748)	686	(166,735)
Segregated portfolio cells dividend (expense) income	(94)	(5,801)	—	—	—	(5,895)
Interest expense	—	—	—	(11,285)	—	(11,285)
Income tax benefit (expense)	—	—	(2,248)	(14,209)	—	(16,457)
Segment operating results	$55,701	$2,215	$(2,127)	$40,444	$—	$96,233
Significant non-cash items:
Depreciation and amortization	$5,475	$4,193	$132	$15,709	$—	$25,509

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2016

	Three Months Ended September 30, 2015
(In thousands)	Specialty P&C	Workers' Compensation	Lloyd's Syndicate	Corporate	Inter-segment Eliminations	Consolidated
Net premiums earned	$115,593	$54,577	$11,915	$—	$—	$182,085
Net investment income	—	—	260	26,682	—	26,942
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	(221)	—	(221)
Net realized gains (losses)	—	—	9	(36,641)	—	(36,632)
Other income	1,660	61	(283)	1,559	(238)	2,759
Net losses and loss adjustment expenses	(63,974)	(36,132)	(8,700)	—	—	(108,806)
Underwriting, policy acquisition and operating expenses	(26,251)	(16,231)	(5,644)	(5,137)	238	(53,025)
Segregated portfolio cells dividend (expense) income	—	1,933	—	—	—	1,933
Interest expense	—	—	—	(3,637)	—	(3,637)
Income tax benefit (expense)	—	—	(132)	(990)	—	(1,122)
Segment operating results	$27,028	$4,208	$(2,575)	$(18,385)	$—	$10,276
Significant non-cash items:
Depreciation and amortization	$1,964	$1,416	$94	$5,217	$—	$8,691

	Nine Months Ended September 30, 2015
(In thousands)	Specialty P&C	Workers' Compensation	Lloyd's Syndicate	Corporate	Inter-segment Eliminations	Consolidated
Net premiums earned	$343,065	$159,436	$26,776	$—	$—	$529,277
Net investment income	—	—	653	81,548	—	82,201
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	3,821	—	3,821
Net realized gains (losses)	—	—	25	(35,645)	—	(35,620)
Other income	4,533	361	209	1,828	(427)	6,504
Net losses and loss adjustment expenses	(197,056)	(102,545)	(18,283)	—	—	(317,884)
Underwriting, policy acquisition and operating expenses	(80,057)	(47,421)	(13,187)	(17,670)	427	(157,908)
Segregated portfolio cells dividend (expense) income	—	(1,481)	—	—	—	(1,481)
Interest expense	—	—	—	(10,978)	—	(10,978)
Income tax benefit (expense)	—	—	(752)	(15,932)	—	(16,684)
Segment operating results	$70,485	$8,350	$(4,559)	$6,972	$—	$81,248
Significant non-cash items:
Depreciation and amortization	$6,107	$4,285	$330	$16,472	$—	$27,194

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2016

The following table provides detailed information regarding ProAssurance's gross premiums earned by product as well as a reconciliation to net premiums earned. All gross premiums earned are from external customers except as noted. ProAssurance's insured risks are primarily within the United States.

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2016	2015	2016	2015
Specialty P&C Segment
Gross premiums earned:
Healthcare professional liability	$119,833	$118,624	$345,520	$349,511
Legal professional liability	6,492	6,994	19,599	21,433
Medical technology liability	8,756	8,800	25,549	26,457
Other	140	374	562	1,145
Less: Ceded premiums earned	(19,022)	(19,199)	(56,150)	(55,481)
Segment net premiums earned	116,199	115,593	335,080	343,065

Workers' Compensation Segment
Gross premiums earned:
Traditional business	42,582	43,525	127,426	129,515
Alternative market business	18,502	17,052	55,601	48,667
Less: Ceded premiums earned	(6,586)	(6,000)	(19,053)	(18,746)
Segment net premiums earned	54,498	54,577	163,974	159,436

Lloyd's Syndicate Segment
Gross premiums earned:
Property and casualty*	16,387	12,973	43,619	29,832
Less: Ceded premiums earned	(1,809)	(1,058)	(3,086)	(3,056)
Segment net premiums earned	14,578	11,915	40,533	26,776

Consolidated net premiums earned	$185,275	$182,085	$539,587	$529,277
*Includes premium assumed from the Specialty P&C segment of $3.4 million and $10.4 million for the three and nine months ended September 30, 2016, respectively, and $3.6 million and $10.6 million for the same respective periods of 2015.

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
ProAssurance Overview
We report our results in four distinct segments based on the operational focus of the segment. Our Specialty P&C segment includes our professional liability business and our medical technology and life sciences liability business. Our Workers' Compensation segment includes workers' compensation insurance for employers, groups and associations. Our Lloyd's Syndicate segment reflects operating results from our 58% participation in Syndicate 1729. Syndicate 1729 underwrites risks over a wide range of property and casualty insurance and reinsurance lines in both the U.S. and international markets. Our Corporate segment includes our investment operations, which are managed at the corporate level, except results associated with investment assets solely allocated to Syndicate 1729 operations, non-premium revenues generated outside of our insurance entities, corporate expenses, interest and U.S. income taxes. Additional information regarding our segments is included in Note 12 of the Notes to Condensed Consolidated Financial Statements and in Part I of our 2015 Form 10-K.
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
As of September 30, 2016 our reserve is almost entirely comprised of long-tail exposures. The estimation of long-tailed losses is inherently difficult and is subject to significant judgment on the part of management. Due to the nature of our claims, our loss costs, even for claims with similar characteristics, can vary significantly depending upon many factors, including but not limited to the specific characteristics of the claim and the manner in which the claim is resolved. Long-tailed insurance is characterized by the extended period of time typically required to assess the viability of a claim, potential damages, if any, and to then reach a resolution of the claim. The claims resolution process may extend to more than five years. The combination of continually changing conditions and the extended time required for claim resolution results in a loss cost estimation process that requires actuarial skill and the application of significant judgment, and such estimates require periodic modification.
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
Specialty P&C Segment. Professional and medical technology liability loss costs are impacted by many factors, including but not limited to, the nature of the claim, including whether or not the claim is an individual or a mass tort claim, the personal situation of the claimant or the claimant's family, the outcome of jury trials, the legislative and judicial climate where any potential litigation may occur, general economic conditions and, for claims involving bodily injury, the trend of healthcare costs. Within our Specialty P&C segment, for our HCPL business (79% of our consolidated gross reserve for losses and loss adjustment expenses as of December 31, 2015), we set an initial reserve using the average loss ratio used in our pricing, plus an additional provision in consideration of the historical loss volatility we and others in the industry have experienced. For our HCPL business our target loss ratio during recent accident years has approximated 75% and the provision for loss volatility has ranged from 8 to 10 percentage points, producing an overall average initial loss ratio for our HCPL business of approximately 87%. The average initial loss ratio for our HCPL business has approximated 87% for recent years, which is higher than the underlying expected loss ratio and provision for volatility. The reasons for the higher loss provisions vary from period to period and have included additional loss activity within our surplus lines business, provisions for losses in excess of policy limits, adjustments to unallocated loss adjustment expenses, adjustment to the reserve for the death, disability and retirement provisions in our policies and additional losses recorded for particular exposures, such as mass torts. These specific adjustments are made if we believe the results for a given accident year are likely to exceed those anticipated by our pricing. We believe use of a provision for volatility appropriately considers the inherent risks and limitations of our rate development process and the historic volatility of professional liability losses (the industry has experienced accident year loss ratios as high as 163% and as low as 53% over the past 30 years) and produces a reasonable best estimate of the reserve required to cover actual ultimate unpaid losses. A similar practice is followed for our legal professional liability business (5% of our consolidated gross reserve for losses and loss adjustment expenses as of December 31, 2015).
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
We recognized net favorable reserve development of $29.0 million during the three months ended September 30, 2016, of which $30.0 million related to our Specialty P&C segment and $1.8 million related to our Workers' Compensation segment, slightly offset by a reduction to previously recorded favorable prior year development of $2.8 million related to our Lloyd's Syndicate segment. The reduction to development in our Lloyd's Syndicate segment during the third quarter of 2016 is attributable to a change in the methodology utilized to determine prior period loss development for Syndicate 1729's book of business. See further discussion in our Segment Operating Results - Lloyd's Syndicate section that follows. During the nine months ended September 30, 2016, we recognized net favorable reserve development of $94.5 million, of which $90.2 million related to our Specialty P&C segment, $3.9 million related to our Workers' Compensation segment and $0.4 million related to our Lloyd's Syndicate segment. The net favorable development recognized within the Specialty P&C segment was primarily attributable to the favorable resolution of HCPL claims during the period and an evaluation of established case reserves and paid claims data that indicated that the actual severity trend associated with the remaining HCPL claims is less than we had previously estimated. Net favorable development recognized within our Workers' Compensation segment includes amortization of the purchase accounting fair value adjustment of $0.4 million and $1.2 million for the three and nine months ended September 30, 2016, respectively; the remaining net favorable development of $1.4 million and $2.7 million for the three- and nine-month periods, respectively, was attributable to our SPCs which are evaluated at the cell level. Because a relatively small number of claims are open per cell, the closing of claims can affect the actuarial projections for the remaining open claims in the cell to an extent that indicates development should be recognized for the cell. The net favorable development recognized within our Lloyd's Syndicate segment in the 2016 nine-month period is attributable to actual loss experience proving to have been better than the Lloyd's market historical averages for similar risks which were used to initially establish reserves. We believe that the net amount of favorable prior year development recognized during the 2016 nine-month period using the revised methodology better reflected losses on this book of business by accident year. We did not recognize any reserve development in our Lloyd's Syndicate segment for the three and nine months ended September 30, 2015.
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
Although we remain uncertain regarding the ultimate severity trend to project into the future due to the long-tailed nature of our business, we have given consideration to observed loss costs in setting our rates. For our HCPL business this practice has resulted in rate reductions in recent years. For example, on average, excluding our podiatry business acquired in 2009, we have gradually reduced the premium rates we charge on our standard physician renewal business (our largest HCPL line) by approximately 17% from the beginning of 2006 to September 30, 2016. Loss ratios for the current accident years have thus remained fairly constant because expected loss reductions have been reflected in our rates.
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
Investment Valuations
We record the majority of our investments at fair value as shown in the table below. At September 30, 2016 the distribution of our investments based on GAAP fair value hierarchies (levels) was as follows:

	Distribution by GAAP Fair Value Hierarchy
	Level 1	Level 2	Level 3	Not Categorized	Total Investments
Investments recorded at:
Fair value	16%	72%	<1%	5%	93%
Other valuations					7%
Total Investments					100%
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
The pricing services provide a single value per instrument quoted. We review the values provided for reasonableness each quarter by comparing market yields generated by the supplied value versus market yields observed in the market place. We also compare yields indicated by the provided values to appropriate benchmark yields and review for values that are unchanged or that reflect an unanticipated variation as compared to prior period values. We utilize a primary pricing service for each security type and compare provided information for consistency with alternate pricing services, known market data and information from our own trades, considering both values and valuation trends. We also review weekly trades versus the prices supplied by the services. If a supplied value appears unreasonable, we discuss the valuation in question with the pricing service and make adjustments if deemed necessary. Historically our review has not resulted in any changes to the values supplied by the pricing services, with the exception of one nominal adjustment that was made during the third quarter of 2016 and related to a security that was sold subsequent to period end. The pricing services do not provide a fair value unless an exchange traded price or multiple observable inputs are available. As a result, the pricing services may provide a fair value for a security in some periods but not others, depending upon the level of recent market activity for the security or comparable securities.
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

Investments - Other Valuation Methodologies
Certain of our investments, in accordance with GAAP for the type of investment, are measured using methodologies other than fair value. At September 30, 2016 these investments represented approximately 7% of total investments and are detailed in the following table. Additional information about these investments is provided in Notes 2 and 3 of the Notes to Condensed Consolidated Financial Statements.

(In millions)	Carrying Value	GAAP Measurement Method
Other investments:
Investments in LPs	$46.5	Cost
Other, principally FHLB capital stock	3.5	Principally Cost
	50.0
Investment in unconsolidated subsidiaries:
Investments in tax credit partnerships	117.5	Equity
Equity method LPs/LLCs	24.9	Equity
	142.4
BOLI	59.7	Cash surrender value
Total investments - Other valuation methodologies	$252.1
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
Deferred Policy Acquisition Costs
Policy acquisition costs (primarily commissions, premium taxes and underwriting salaries) which are directly related to the successful acquisition of new and renewal premiums are capitalized as DPAC and charged to expense, net of ceding commissions earned, as the related premium revenue is recognized. We evaluate the recoverability of our DPAC at the segment level each reporting period, and any amounts estimated to be unrecoverable are charged to expense in the current period. As of September 30, 2016 we have not determined that any amounts are unrecoverable.
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
Unrecognized Tax Benefits
We evaluate tax positions taken on tax returns and recognize positions in our financial statements when it is more likely than not that we will sustain the position upon resolution with a taxing authority. If recognized, the benefit is measured as the largest amount of benefit that has a greater than fifty percent probability of being realized. We review uncertain tax positions each period, considering changes in facts and circumstances, such as changes in tax law, interactions with taxing authorities and developments in case law, and make adjustments as we consider necessary. Adjustments to our unrecognized tax benefits may affect our income tax expense, and settlement of uncertain tax positions may require the use of cash. No significant adjustments were considered necessary during the first nine months of 2016 or 2015. At September 30, 2016, our liability for unrecognized tax benefits approximated $8.5 million.
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
Accounting Changes
We are not aware of any accounting changes not yet adopted as of September 30, 2016 that would have a material effect on our results of operations or financial position. Note 1 of the Notes to Condensed Consolidated Financial Statements provides additional detail regarding accounting changes.

Liquidity and Capital Resources and Financial Condition
Overview
ProAssurance Corporation is a holding company and is a legal entity separate and distinct from its subsidiaries. The holding company has no substantial external revenues other than its investment revenues, and dividends from its operating subsidiaries represent a significant source of funds for its obligations, including debt service and shareholder dividends. At September 30, 2016, we held cash and liquid investments of approximately $251 million outside our insurance subsidiaries that were available for use without regulatory approval or other restriction. Our holding company also has an additional $100 million in permitted borrowings under its Revolving Credit Agreement, and an accordion feature, which if subscribed successfully, would allow another $50 million in available funds as discussed in this section under the heading "Debt."
To date, during 2016, our insurance subsidiaries have paid dividends to us of approximately $294 million, including $184 million that was paid in October 2016. Dividends paid in October have not been included in our cash and liquid investments held outside of our insurance subsidiaries at September 30, 2016. Of the total dividends paid, $150 million were extraordinary dividends. Our domestic insurance subsidiaries do not intend to pay additional dividends over the remainder of 2016 without the prior approval of state insurance regulators. The payment of any dividend requires prior notice to the insurance regulator in the state of domicile, and the regulator may reduce or prevent the dividend if, in its judgment, payment of the dividend would have an adverse effect on the surplus of the insurance subsidiary. We make the decision to pay dividends from an insurance subsidiary based on the capital needs of that subsidiary, and may pay less than the permitted dividend or may also request permission to pay an additional amount (an extraordinary dividend).
Cash Flows
Cash flows between periods compare as follows:

	Nine Months Ended September 30
($ in thousands)	2016 vs 2015	2015 vs 2014
Increase (decrease) in net cash provided (used) by:
Operating activities	$23,469	$4,440
Investing activities	(314,046)	(69,617)
Financing activities	174,078	(49,143)
Increase (decrease) in cash and cash equivalents	$(116,499)	$(114,320)
The principal components of our operating cash flows are the excess of premiums collected and net investment income over losses paid and operating costs, including income taxes. Timing delays exist between the collection of premiums and the payment of losses associated with the premiums. Premiums are generally collected within the twelve-month period after the policy is written, while our claim payments are generally paid over a more extended period of time. Likewise, timing delays exist between the payment of claims and the collection of any associated reinsurance recoveries. The increase in operating cash flows in 2016 as compared to 2015 was primarily due to a decrease in net tax payments driven by a $25.5 million reduction of current year estimated tax payments and a $15.0 million refund received in 2016 for the 2015 tax year. These increases were partially offset by a decrease in cash received from investments. The increase in operating cash flows in 2015 as compared to 2014 was primarily due to an increase in cash contributed by our Lloyd's Syndicate operations and decreases in loss payments and payments to reinsurers during the period, partially offset by a decrease in cash received from investments and the effect of a $30.5 million refund received in 2014 from the favorable resolution of an IRS examination.
We manage our investing cash flows to ensure that we will have sufficient liquidity to meet our obligations, taking into consideration the timing of cash flows from our investments, including interest payments, dividends and principal payments, as well as the expected cash flows to be generated by our operations as discussed in this section under the heading "Investing Activities and Related Cash Flows."
Our financing cash flows are primarily composed of dividend payments, repurchases of common stock, and borrowings under our revolving credit agreement. See further discussion of our financing activities in this section under "Financing Activities and Related Cash Flows."

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
We generally reinsure risks under treaties (our excess of loss reinsurance arrangements) pursuant to which the reinsurers agree to assume all or a portion of all risks that we insure above our individual risk retention levels, up to the maximum individual limits offered. These arrangements are negotiated and renewed annually. Renewal dates for our healthcare professional liability, medical technology liability and workers' compensation treaties are October 1, January 1 and May 1, respectively. There were no significant changes in the cost or structure of our professional liability treaty upon the latest renewal on October 1, 2016. In 2016, our medical technology liability treaty renewed at a more favorable rate while our workers' compensation treaty renewed at a slightly higher rate than the previous agreements. The significant terms of our excess of loss reinsurance arrangements are detailed in the following table.
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
During the three and nine months ended September 30, 2016, we wrote workers' compensation and healthcare professional liability policies in our alternative market business generating premium of approximately $16.1 million and $55.9 million, respectively. These policies are reinsured to the SPCs of our wholly owned subsidiary, Eastern Re, domiciled in the Cayman Islands, net of a ceding commission. The alternative market workers' compensation policies are ceded to the SPCs under 100% quota share reinsurance agreements and then further reinsured under our standard workers' compensation reinsurance program. The alternative market professional liability policies are ceded to the SPCs under either excess of loss or quota share reinsurance agreements, depending on the structure of the individual program, and the remaining risk may also be subject to our standard healthcare professional liability reinsurance program depending on the policy limits provided. The remaining premium written in our alternative market business of $0.9 million and $5.7 million for the 2016 three- and nine-month periods is 100% ceded to unaffiliated captive insurers.
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
Litigation
We are involved in various legal actions related to insurance policies and claims handling including, but not limited to, claims asserted against us by policyholders. These types of legal actions arise in the ordinary course of business and, in accordance with GAAP for insurance entities, are generally considered as a part of our loss reserving process, which is described in detail in our Critical Accounting Estimates section under the heading "Reserve for Losses and Loss Adjustment Expenses." We also have other direct actions against the Company unrelated to our claims activity which we evaluate and account for as a part of our other liabilities. For these corporate legal actions, we evaluate each case separately and establish what we believe is an appropriate reserve based on GAAP guidance related to contingent liabilities. As of September 30, 2016 there were no material reserves established for corporate legal actions.

Investing Activities and Related Cash Flows
Our investments at September 30, 2016 and December 31, 2015 are comprised as follows:

	September 30, 2016		December 31, 2015
($ in thousands)	Carrying Value	% of Total Investment	Carrying Value	% of Total Investment
Fixed Maturities, Available for Sale
U.S. Treasury obligations	$142,314	4%	$123,892	3%
U.S. Government-sponsored enterprise obligations	30,716	1%	26,334	1%
State and municipal bonds	884,538	23%	940,635	26%
Corporate debt	1,335,759	35%	1,291,686	35%
Residential mortgage-backed securities	217,575	5%	238,387	7%
Commercial mortgage-backed securities	33,862	1%	41,133	1%
Other asset-backed securities	105,837	2%	98,220	3%
Total fixed maturities securities, available for sale	2,750,601	71%	2,760,287	76%

Equity securities, trading	365,490	9%	322,353	9%
Short-term investments	254,970	7%	119,236	3%
BOLI	59,664	2%	57,213	2%
Investment in unconsolidated subsidiaries	337,472	9%	311,908	9%
Other investments	81,759	2%	79,133	1%
Total Investments	$3,849,956	100%	$3,650,130	100%

The distribution of our investments in fixed-maturity securities by rating were as follows:

($ in thousands)	September 30, 2016		December 31, 2015
Rating	Carrying Value	% of Fixed Maturities	Carrying Value	% of Fixed Maturities
AAA	$690,531	25%	$688,449	25%
AA+	237,772	9%	224,956	8%
AA	249,321	9%	264,137	10%
AA-	276,769	10%	272,304	10%
A+	271,978	10%	270,140	10%
A	300,907	11%	320,424	12%
A-	243,614	9%	244,083	9%
BBB+	125,219	4%	133,778	5%
BBB	111,799	4%	115,902	4%
BBB-	51,191	2%	46,892	2%
Below investment grade	152,156	6%	156,928	4%
Not rated	39,344	1%	22,294	1%
Total	$2,750,601	100%	$2,760,287	100%
A detailed listing of our investment holdings as of September 30, 2016 is located under the Financial Information header on the Investor Relations page of our website which can be reached directly at http://investor.proassurance.com/CustomPage/Index?KeyGenPage=305596, or through links from the Investor Relations section of our website, Investor.Proassurance.com.
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
As discussed in Note 3 of the Notes to Condensed Consolidated Financial Statements, our fixed maturity and short-term investments include securities deposited with Lloyd's in order to meet our FAL requirement. At September 30, 2016 securities on deposit with Lloyd's included fixed maturities having a fair value of $96.9 million and short-term investments with a fair value of $0.5 million.
Our investment portfolio continues to be primarily composed of high quality fixed income securities with approximately 93% of our fixed maturities being investment grade securities as determined by national rating agencies. The weighted average effective duration of our fixed maturity securities at September 30, 2016 was 3.33 years; the weighted average effective duration of our fixed maturity securities combined with our short-term securities was 3.05 years.
The carrying value and unfunded commitments for certain of our investments are the following:

	Carrying Value		September 30, 2016
($ in millions, except expected funding period)	September 30, 2016	December 31, 2015	Unfunded Commitment	Expected funding period in years
Qualified affordable housing project tax credit partnerships (1)	$107.5	$121.6	$1.5	6
Historic tax credit partnerships (2)	10.0	8.4	7.9	2
Investment fund LPs/LLCs (2)	266.5	227.0	104.0	5
Total	$384.0	$357.0	$113.4
(1) The carrying value reflects our total commitments (both funded and unfunded) to the partnerships, less amortization, since our initial investment. We fund these investments based on funding schedules maintained by the partnerships.

(2) The carrying value reflects our funded commitments less amortization.
Investment fund LPs/LLCs are by nature less liquid and may involve more risk than other investments. We manage our risk through diversification of asset class and geographic location. At September 30, 2016, we had investments in 23 separate investment funds with a total carrying value of $266.5 million (7% of our total investments). We review and monitor the performance of these investments on a quarterly basis.
Energy Sector Exposures
Our total energy related exposures approximated $204 million (approximately 5% of invested assets) at September 30, 2016. Our energy-related debt securities at September 30, 2016 included investments of $140.5 million (of which approximately $25.5 million is below investment grade). We believe those in the energy sector could have the most volatility and potential for future impairments based upon petroleum and petroleum product prices. At September 30, 2016, approximately 98% of our energy-related debt securities were rated; the average rating was BBB+. In addition, we held a $23.7 million investment in a mid-stream focused energy infrastructure limited partnership, which was impaired by $3.1 million in the first quarter 2016, $39.4 million of energy related, dividend-paying blue chip stocks and MLPs and $0.5 million of other energy related investments. We will continue to monitor developments within the energy sector and the credit risk associated with energy companies within our investment portfolio using publicly available financial and rating agency data.
Financing Activities and Related Cash Flows
Treasury Shares
We repurchased approximately 44,500 common shares, having a total cost of approximately $2.1 million, during the nine months ended September 30, 2016 (we did not repurchase any shares during the three months ended September 30, 2016). During the nine months ended September 30, 2015 we repurchased approximately 3.6 million shares, having a total cost of approximately $165.2 million (including approximately 0.9 million shares at a total cost of $41.9 million during the three months ended September 30, 2015). We did not repurchase any common shares subsequent to September 30, 2016 and as of October 31, 2016 our remaining Board authorization was approximately $109.6 million.

Shareholder Dividends
Our Board of Directors declared quarterly cash dividends of $0.31 per share during each of the first three quarters of both 2016 and 2015, each of which was paid in the following quarter. During the first nine months of 2016 and 2015, dividends paid included the dividends declared in the first and second quarters of the current year as well as the quarterly and special dividends declared in the fourth quarter of the prior year. Any decision to pay future cash dividends is subject to the Board’s final determination after a comprehensive review of financial performance, future expectations and other factors deemed relevant by the Board.
Debt
At September 30, 2016 our debt included $250 million of outstanding unsecured senior notes. The notes bear interest at 5.3% annually and are due in 2023 although they may be redeemed in whole or part prior to maturity. There are no financial covenants associated with these notes.
We have available a Revolving Credit Agreement which may be used for general corporate purposes, including, but not limited to, short-term working capital, share repurchases as authorized by the Board, and support for other activities we enter into in the normal course of business. Our Revolving Credit Agreement permits borrowings of up to $200 million, and has available a $50 million accordion feature, which, if successfully subscribed, would expand permitted borrowings up to $250 million. At September 30, 2016 we had borrowed $100 million under the Revolving Credit Agreement, on a fully secured basis. Our outstanding borrowing is repayable or renewable in December 2016, and repayment can be deferred until expiration of the Revolving Credit Agreement in June 2020. We are in compliance with the financial covenants of the Revolving Credit Agreement.
Additional information regarding our debt is provided in Note 8 of the Notes to Condensed Consolidated Financial Statements.
We are a member of a number of FHLBs. Through membership, we have access to secured cash advances which can be used for liquidity purposes or other operational needs. To date, we have not established a FHLB line of credit or materially utilized our membership.

Results of Operations – Three and Nine Months Ended September 30, 2016 Compared to Three and Nine Months Ended September 30, 2015
Selected consolidated financial data for each period is summarized in the table below.

	Three Months Ended September 30			Nine Months Ended September 30
($ in thousands, except per share data)	2016	2015	Change	2016	2015	Change
Revenues:
Net premiums written	$205,775	$213,110	$(7,335)	$573,071	$581,855	$(8,784)
Net premiums earned	$185,275	$182,085	$3,190	$539,587	$529,277	$10,310
Net investment result	21,912	26,721	(4,809)	68,677	86,022	(17,345)
Net realized investment gains (losses)	15,737	(36,632)	52,369	18,314	(35,620)	53,934
Other income	1,428	2,759	(1,331)	5,963	6,504	(541)
Total revenues	224,352	174,933	49,419	632,541	586,183	46,358
Expenses:
Losses and loss adjustment expenses	129,722	119,824	9,898	378,750	350,739	28,011
Reinsurance recoveries	(11,640)	(11,018)	(622)	(42,814)	(32,855)	(9,959)
Net losses and loss adjustment expenses	118,082	108,806	9,276	335,936	317,884	18,052
Underwriting, policy acquisition and operating expenses	55,812	53,025	2,787	166,735	157,908	8,827
Segregated portfolio cells dividend expense (income)	3,196	(1,933)	5,129	5,895	1,481	4,414
Interest expense	3,748	3,637	111	11,285	10,978	307
Total expenses	180,838	163,535	17,303	519,851	488,251	31,600
Income before income taxes	43,514	11,398	32,116	112,690	97,932	14,758
Income taxes	9,680	1,122	8,558	16,457	16,684	(227)
Net income	$33,834	$10,276	$23,558	$96,233	$81,248	$14,985
Operating income	$24,437	$33,007	$(8,570)	$85,398	$103,789	$(18,391)
Earnings per share:
Basic	$0.64	$0.19	$0.45	$1.81	$1.47	$0.34
Diluted	$0.63	$0.19	$0.44	$1.80	$1.46	$0.34
Operating earnings per share:
Basic	$0.46	$0.61	$(0.15)	$1.61	$1.88	$(0.27)
Diluted	$0.46	$0.61	$(0.15)	$1.60	$1.87	$(0.27)
Net loss ratio	63.7%	59.8%	3.9	62.3%	60.1%	2.2
Underwriting expense ratio	30.1%	29.1%	1.0	30.9%	29.8%	1.1
Combined ratio	93.8%	88.9%	4.9	93.2%	89.9%	3.3
Operating ratio	80.2%	74.1%	6.1	79.2%	74.4%	4.8
Effective tax rate	22.2%	9.8%	12.4	14.6%	17.0%	(2.4)
Return on equity*	6.6%	2.0%	4.6	6.4%	5.2%	1.2
* Annualized
In all tables that follow, the abbreviation "nm" indicates that the information or the percentage change is not meaningful.

Revenues
Our consolidated net premiums earned were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2016	2015	Change		2016	2015	Change
Net Premiums Earned
Specialty P&C	$116,199	$115,593	$606	0.5%	$335,080	$343,065	$(7,985)	(2.3%)
Workers' Compensation	54,498	54,577	(79)	(0.1%)	163,974	159,436	4,538	2.8%
Lloyd's Syndicate	14,578	11,915	2,663	22.3%	40,533	26,776	13,757	51.4%
Consolidated total	$185,275	$182,085	$3,190	1.8%	$539,587	$529,277	$10,310	1.9%
Consolidated net premiums earned increased during both the 2016 three- and nine-month periods as compared to the same respective periods of 2015. The increase in both periods was driven by an increase in net premiums earned for our Lloyd's Syndicate segment.
Our net investment result, which includes both net investment income and earnings from unconsolidated subsidiaries, decreased $4.8 million or 18.0% for the 2016 three-month period and decreased $17.3 million or 20.2% for the 2016 nine-month period. The decreases in both the 2016 three- and nine-month periods are driven by lower average investment balances and lower yields on our fixed maturities portfolio and a reduction in earnings from our unconsolidated subsidiaries of $3.1 million and $10.4 million, respectively. The reduction in earnings from our unconsolidated subsidiaries was primarily attributable to an acceleration of the recognition of tax credit partnership operating losses in both the 2016 three- and nine-month periods. In addition, for the 2016 nine-month period, results reflected lower reported earnings from our investments in LPs/LLCs. Operating losses on our tax credit partnerships are partially offset by reductions in our tax provision.
During the 2016 three- and nine-month periods we had Net realized investment gains (losses) of $15.7 million and $18.3 million, respectively, as compared to net realized investment losses of $36.6 million and $35.6 million for the 2015 three- and nine-month periods, respectively. OTTI recognized in earnings was $0.1 million and $9.8 million for the 2016 three- and nine-month periods and $3.4 million and $6.1 million for the 2015 three- and nine-month periods, respectively.
Expenses
The following table shows our net loss ratio by segment:

	Three Months Ended September 30			Nine Months Ended September 30
($ in millions)	2016	2015	Change	2016	2015	Change
Current accident year net loss ratio
Consolidated ratio	79.4%	79.6%	(0.2)	79.8%	79.9%	(0.1)
Specialty P&C	88.1%	85.6%	2.5	88.3%	86.7%	1.6
Workers' Compensation	66.6%	68.4%	(1.8)	65.9%	67.1%	(1.2)
Lloyd's Syndicate	58.1%	73.0%	(14.9)	65.0%	68.3%	(3.3)

Calendar year net loss ratio
Consolidated ratio	63.7%	59.8%	3.9	62.3%	60.1%	2.2
Specialty P&C	62.2%	55.3%	6.9	61.4%	57.4%	4.0
Workers' Compensation	63.3%	66.2%	(2.9)	63.5%	64.3%	(0.8)
Lloyd's Syndicate	77.5%	73.0%	4.5	64.1%	68.3%	(4.2)

Favorable (unfavorable) net loss development, prior accident years
Consolidated	$29.0	$36.2	$(7.2)	$94.5	$104.8	$(10.3)
Specialty P&C	30.0	35.0	(5.0)	90.2	100.4	(10.2)
Workers' Compensation	1.8	1.2	0.6	3.9	4.4	(0.5)
Lloyd's Syndicate	(2.8)	—	(2.8)	0.4	—	0.4
The consolidated current accident year net loss ratio remained relatively flat for both the 2016 three- and nine-month periods as compared to the same respective periods of 2015. The increase in our current accident year net loss ratio in our Specialty P&C segment for the 2016 three- and nine-month periods primarily reflected the effect of changes in our exposure base with the addition of more complex risks and, for the 2016 three-month period, the effect of changes in the mix of business. The increase in our Specialty P&C segment in both periods was partially offset by lower current accident year net loss ratios in our Workers' Compensation and Lloyd's Syndicate segments.
Our consolidated calendar year net loss ratio was lower than our consolidated current accident year net loss ratio due to the recognition of net favorable loss development, as shown in the previous table.
Our underwriting expense ratio reflected the following:

	Three Months Ended September 30			Nine Months Ended September 30
	2016	2015	Change	2016	2015	Change
Underwriting Expense Ratio
Consolidated	30.1%	29.1%	1.0	30.9%	29.8%	1.1
Specialty P&C	22.9%	22.7%	0.2	23.1%	23.3%	(0.2)
Workers' Compensation	33.6%	29.7%	3.9	32.0%	29.7%	2.3
Lloyd's Syndicate	42.9%	47.4%	(4.5)	41.1%	49.2%	(8.1)
Corporate*	2.7%	2.8%	(0.1)	3.8%	3.3%	0.5
* There are no net premiums earned associated with the Corporate segment. Ratio shown is the contribution of the Corporate segment to the consolidated ratio (Corporate Operating expenses divided by consolidated Net premium earned).

The consolidated expense ratio increased for both the 2016 three- and nine-month periods when compared to the same respective periods in 2015. Both the 2016 three- and nine-month periods reflected an increase in underwriting expense when compared to the same periods in 2015, the effect of which was offset, to an extent, by a 1.8% and 1.9% increase in Net premium earned for the three- and nine-month periods of 2016, respectively.
The primary components of the consolidated increase in Underwriting, policy acquisition and operating expense for both the 2016 three- and nine-month periods were:

•	Increase in consolidated DPAC amortization, for both the three and nine months ended September 30, 2016, by $0.7 million and $4.9 million, respectively, particularly in the Lloyd's Syndicate segment.

•
Increase in operating expenses in our Corporate segment by $3.1 million for the nine months ended September 30, 2016 due to costs associated with a pre-acquisition liability from a discontinued operation as well as an increase in other operating expenses, with no individually significant variance by expense category.

•
Increase in operating expenses in our Workers' Compensation segment of $1.1 million and $3.2 million for the three and nine months ended September 30, 2016, respectively, primarily due to an increase in compensation and related benefit costs, state assessments that are based on reported and/or paid claim results, and for the nine-month period, pension settlement charges.

Taxes
Our effective tax rate was 22.2% and 14.6% for the three and nine months ended September 30, 2016, respectively, as compared to 9.8% and 17.0% for the same respective periods in 2015. The increase in the rate for the 2016 three-month period was primarily due to higher pre-tax income and an increase in Net realized investment gains (losses) during the period. The reduction in the rate for the 2016 nine-month period was primarily due to the utilization of more tax credits.

Operating Ratio and ROE
Our operating ratio (calculated as our combined ratio, less our investment income ratio) increased by 6.1 and 4.8 percentage points in the three and nine months ended September 30, 2016, respectively. The increase in both periods principally reflected a higher net loss ratio driven by a lower amount of prior year favorable development, a higher expense ratio in our Workers' Compensation segment, and a lower investment ratio due to a decline in income from our fixed maturity securities.
ROE was 6.6% and 6.4% for the three and nine months ended September 30, 2016 and was 2.0% and 5.2% for the same respective periods of 2015.
Book Value per Share
We believe our commitment to share repurchases and the declaration of dividends are currently our most effective uses of capital even though, in the short-term, dividends and significant share repurchases above book value dampen growth in book value per share. Our book value per share at September 30, 2016 as compared to December 31, 2015 is shown in the following table.

Book Value Per Share
Book Value Per Share at December 31, 2015	$36.88
Increase (decrease) to book value per share during the nine months ended September 30, 2016 attributable to:
Dividends declared	(0.93)
Cumulative repurchase of shares	0.22
Capital management activities	(0.71)
Net income	1.81
Increase in AOCI	0.61
Other	(0.21)
Book Value Per Share at September 30, 2016	$38.38

Non-GAAP Financial Measures
Operating income is a non-GAAP financial measure that is widely used to evaluate performance within the insurance sector. In calculating operating income, we have excluded the after-tax effects of the items listed in the following table that do not reflect normal operating results. We believe operating income presents a useful view of the performance of our insurance operations, but should be considered in conjunction with net income computed in accordance with GAAP.
The following table is a reconciliation of Net income to Operating income:

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands, except per share data)	2016	2015	2016	2015
Net income	$33,834	$10,276	$96,233	$81,248
Items excluded in the calculation of operating income:
Net realized investment (gains) losses	(15,737)	36,632	(18,314)	35,620
Net realized gains (losses) attributable to SPCs which no profit/loss is retained (1)	1,189	(1,760)	1,502	(1,176)
Guaranty fund assessments (recoupments)	91	99	143	234
Pre-tax effect of exclusions	(14,457)	34,971	(16,669)	34,678
Tax effect, at 35% (2)	5,060	(12,240)	5,834	(12,137)
Operating income	$24,437	$33,007	$85,398	$103,789
Per diluted common share:
Net income	$0.63	$0.19	$1.80	$1.46
Effect of exclusions	(0.17)	0.42	(0.20)	0.41
Operating income per diluted common share	$0.46	$0.61	$1.60	$1.87
(1) Net realized investment gains (losses) on investments held by our Cayman Islands reinsurance subsidiary, Eastern Re, are recognized in the earnings of our Corporate segment and the portion of earnings related to the gain or loss, net of our participation, is distributed back to the cells through our SPC dividend expense (income). To be consistent with our exclusion of Net realized investment gains (losses) recognized in earnings, we are excluding the portion of Net realized investment gains (losses) that is included in SPC dividend expense (income) during all periods presented.

(2) The 35% rate above is the annual expected incremental tax rate associated with the taxable or tax deductible items listed. We record the provision for income taxes in our interim financial statements based upon our estimated annual effective tax rate. For the 2016 three- and nine-month periods, the effective tax rate applied to these items in calculating Net income was 22.2% and 14.6%, respectively.

Segment Operating Results - Specialty Property & Casualty
Our Specialty P&C segment focuses on professional liability insurance and medical technology liability insurance as discussed in Note 12 of the Notes to Condensed Consolidated Financial Statements. Specialty P&C segment operating results reflect pre-tax underwriting profit or loss from these insurance lines, exclusive of investment results, which are included in our Corporate segment. Segment operating results for the three and nine months ended September 30, 2016 were $18.2 million and $55.7 million, respectively, as compared to $27.0 million and $70.5 million for the same respective periods of 2015, and included the following:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2016	2015	Change		2016	2015	Change
Net premiums written	$134,989	$140,846	$(5,857)	(4.2%)	$354,510	$361,564	$(7,054)	(2.0%)
Net premiums earned	$116,199	$115,593	$606	0.5%	$335,080	$343,065	$(7,985)	(2.3%)
Net losses and loss adjustment expenses	$72,311	$63,974	$8,337	13.0%	$205,787	$197,056	$8,731	4.4%
Underwriting, policy acquisition and operating expenses	$26,563	$26,251	$312	1.2%	$77,519	$80,057	$(2,538)	(3.2%)

Net loss ratio	62.2%	55.3%	6.9		61.4%	57.4%	4.0
Underwriting expense ratio	22.9%	22.7%	0.2		23.1%	23.3%	(0.2)
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
Gross, ceded and net premiums written were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2016	2015	Change		2016	2015	Change
Gross premiums written	$155,838	$160,516	$(4,678)	(2.9%)	$410,201	$416,656	$(6,455)	(1.5%)
Less: Ceded premiums written	20,849	19,670	1,179	6.0%	55,691	55,092	599	1.1%
Net premiums written	$134,989	$140,846	$(5,857)	(4.2%)	$354,510	$361,564	$(7,054)	(2.0%)

Gross Premiums Written
Gross premiums written by component were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2016	2015	Change		2016	2015	Change
Professional liability
Physicians (1)(7):
Twelve month term	$105,524	$111,364	$(5,840)	(5.2%)	$268,401	$270,168	$(1,767)	(0.7%)
Twenty-four month term	5,561	7,760	(2,199)	(28.3%)	18,665	25,256	(6,591)	(26.1%)
Total Physicians	111,085	119,124	(8,039)	(6.7%)	287,066	295,424	(8,358)	(2.8%)
Healthcare facilities (2)(7)	13,056	9,757	3,299	33.8%	36,827	30,426	6,401	21.0%
Other healthcare providers (3)(7)	9,686	10,249	(563)	(5.5%)	25,033	25,016	17	0.1%
Legal professionals (4)	6,402	5,877	525	8.9%	20,824	23,048	(2,224)	(9.6%)
Tail coverages (5)	6,845	6,107	738	12.1%	14,722	16,440	(1,718)	(10.5%)
Total professional liability	147,074	151,114	(4,040)	(2.7%)	384,472	390,354	(5,882)	(1.5%)
Medical technology liability (6)	8,625	9,124	(499)	(5.5%)	25,358	25,193	165	0.7%
Other	139	278	(139)	(50.0%)	371	1,109	(738)	(66.5%)
Total	$155,838	$160,516	$(4,678)	(2.9%)	$410,201	$416,656	$(6,455)	(1.5%)

(1)
Physician policies were our greatest source of premium revenues in both 2016 and 2015. The decline in twelve month term policies during the 2016 three-month period was primarily due to retention losses, partially offset by new business written. The decline in written premium in the 2016 three-month period included the non-renewal of one large policy. The policy non-renewed during the second quarter of the current year, resulting in no effect on the retention rate for the third quarter of 2016. Both written premium and retention for the 2016 nine-month period reflected the non-renewal. Additionally, the 2016 nine-month period was further affected by similar retention losses and the shifting of certain policies from a twelve month term to a twenty-four month term. We offer twenty-four month term policies to our physician insureds in one selected jurisdiction. The net decline in twenty-four month premium, as compared to 2015, primarily reflected the normal cycle of renewals (policies subject to renewal in 2016 were previously written in 2014 rather than in 2015).

(2)
Our healthcare facilities premium (which includes hospitals, surgery centers and other facilities) increased during the 2016 three- and nine-month periods due to new business written, which included premiums written in our SPCs (see discussion below). Increases in both periods were partially offset by retention losses, including, for the nine-month period, the non-renewal of one large policy in the first quarter of 2016.

(3)	Our other healthcare providers are primarily dentists, chiropractors and allied health professionals.

(4)
Our legal professionals policies are primarily individual and small group policies in select areas of practice. The increase in the legal professionals premium for the 2016 three-month period was driven by new business written during the period, offset by retention losses. The decline in the 2016 nine-month period was primarily due to retention losses and to a lesser extent, timing differences related to the renewal of certain policies, partially offset by new business written. Retention losses in both periods are primarily driven by an increase in renewal pricing in certain jurisdictions as well as stricter underwriting standards.

(5)
We offer extended reporting endorsement or "tail" coverage to insureds who discontinue their claims-made coverage with us, and we also periodically offer "tail" coverage through custom policies. The amount of tail coverage premium written can vary widely from period to period.

(6)
Our medical technology liability business is marketed throughout the United States; coverage is offered on a primary basis, within specified limits, to manufacturers and distributors of medical technology and life sciences products including entities conducting human clinical trials. In addition to the previously listed factors that affect our premium volume, our medical technology liability premium volume is impacted by the sales volume of insureds. The decrease during the 2016 three-month period was primarily driven by retention losses partially offset by new business written during the period. The slight increase during the 2016 nine-month period was the result of new business written during the period, offset by retention losses. Retention losses for both periods are largely attributable to price competition, merger activity within the industry and changes in coverages purchased by insureds upon renewal.

(7)
During 2016, we expanded our alternative market solutions by writing new healthcare premium in certain SPCs. We added approximately $3.5 million in healthcare professional liability premium during the 2016 nine-month period which included $1.2 million written in our physicians line of business, $2.3 million in our healthcare facilities line of business and a nominal amount written in our other healthcare providers line of business. All or a portion of the premium written was ceded to the SPCs at our wholly owned Cayman Islands reinsurance subsidiary, Eastern Re. Under the SPC structure, the net operating results of each cell, net of any participation we have taken in the SPCs, are due to the external owners of that cell. Our Specialty P&C segment does not currently participate in the cells that write HCPL premium, and therefore retains no profit or loss. However, we receive ceding commissions on the premium written which totaled $0.5 million during the 2016 nine-month period. Additional information regarding the SPCs is included in the Underwriting, Policy Acquisition and Operating Expense section that follows.

New business written by component on a direct basis was as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(In millions)	2016	2015	2016	2015
Physicians	$6.9	$4.9	$23.6	$15.9
Healthcare facilities	0.9	1.7	9.1	4.5
Other healthcare providers	0.6	0.5	1.9	1.7
Legal professionals	0.9	1.0	3.3	3.6
Medical technology liability	0.8	1.1	3.8	2.9
Total	$10.1	$9.2	$41.7	$28.6
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
Retention by component was as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
Physicians	89%	89%	89%	88%
Healthcare facilities*	77%	86%	80%	87%
Other healthcare providers	85%	86%	86%	84%
Legal professionals*	87%	69%	78%	79%
Medical technology liability	90%	85%	87%	82%
* See Gross Premiums Written section above for further explanation of retention declines in 2016.

The pricing of our business includes the effects of filed rates, surcharges and discounts. We continue to base our pricing on expected losses, as indicated by our historical loss data and available industry loss data. We are committed to a rate structure that will allow us to fulfill our obligations to our insureds, while generating competitive returns for our shareholders.
Changes in renewal pricing by component was as follows:

	Three Months Ended September 30	Nine Months Ended September 30
	2016	2016
Physicians	1%	—%
Healthcare facilities*	8%	6%
Other healthcare providers*	1%	2%
Legal professionals	4%	5%
Medical technology liability*	(2%)	(1%)
* The changes in renewal pricing shown are also reflective of changes in our exposure base, deductibles, self-insurance retention limits and other policy terms.
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
Ceded premiums written were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2016	2015	Change		2016	2015	Change
Excess of loss reinsurance arrangements (1)	$8,957	$9,208	$(251)	(2.7%)	$23,881	$26,932	$(3,051)	(11.3%)
Premium ceded to Syndicate 1729 (2)	4,656	4,790	(134)	(2.8%)	13,767	14,196	(429)	(3.0%)
Other shared risk arrangements (3)	9,393	7,947	1,446	18.2%	23,956	20,831	3,125	15.0%
Other ceded premiums written	538	525	13	2.5%	1,612	1,568	44	2.8%
Reduction in premiums owed under reinsurance agreements, prior accident years, net (4)	(2,695)	(2,800)	105	3.8%	(7,525)	(8,435)	910	10.8%
Total ceded premiums written	$20,849	$19,670	$1,179	6.0%	$55,691	$55,092	$599	1.1%

(1)
We generally reinsure risks under our excess of loss reinsurance arrangements pursuant to which the reinsurers agree to assume all or a portion of all risks that we insure above our individual risk retention levels, up to the maximum individual limits offered. The decrease in ceded premiums written under our excess of loss reinsurance arrangements for the 2016 three- and nine-month periods was primarily due to more favorable contract terms on our core treaty which renewed in October 2015.

(2)
As previously discussed, we are a 58% participant in Syndicate 1729 and record our pro rata share of its operating results in our Lloyd's Syndicate segment on a quarter delay. We also record the cession within the Specialty P&C segment on a quarter delay as the amounts are not material and this permits the cession to be reported by both the Lloyd's Syndicate segment and the Specialty P&C segment in the same reporting period. As our premiums are earned, we recognize the related ceding commission income which reduces underwriting expense by offsetting DPAC amortization. For the 2016 and 2015 three- and nine-month periods the related ceding commission income was approximately 27% of ceded premiums written. For our consolidated results, eliminations of the inter-segment portion (58% of the Specialty P&C cession) of the transactions are also recorded on a quarter delay.

(3)
We have entered into various shared risk arrangements, including quota share, fronting, and captive arrangements, with certain large healthcare systems and other insurance entities. These arrangements include our Ascension Health and CAPAssurance programs. While we cede a large portion of the premium written under these arrangements, they provide us an opportunity to grow net premium through strategic partnerships. The increase in both periods was primarily driven by growth in our CAPAssurance program.

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

	Three Months Ended September 30			Nine Months Ended September 30
	2016	2015	Change	2016	2015	Change
Ceded premiums ratio, as reported	13.4%	12.3%	1.1	13.6%	13.2%	0.4
Less the effect of reduction in premiums owed under reinsurance agreements, prior accident years (as previously discussed)	(1.7%)	(1.7%)	—	(1.8%)	(2.0%)	0.2
Ratio, current accident year	15.1%	14.0%	1.1	15.4%	15.2%	0.2
The increase in the current accident year ceded premiums ratio for the 2016 three- and nine-month periods was primarily attributable to an increase in premium ceded under our shared risk arrangements and, for the nine-month period, partially offset by more favorable treaty terms in our excess of loss reinsurance arrangements.
Net Premiums Earned
Net premiums earned were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2016	2015	Change		2016	2015	Change
Gross premiums earned	$135,221	$134,792	$429	0.3%	$391,230	$398,546	$(7,316)	(1.8%)
Less: Ceded premiums earned	19,022	19,199	(177)	(0.9%)	56,150	55,481	669	1.2%
Net premiums earned	$116,199	$115,593	$606	0.5%	$335,080	$343,065	$(7,985)	(2.3%)
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
The slight increase in gross premiums earned during the 2016 three-month period was driven by a large tail policy written and earned during the quarter. The decrease in the 2016 nine-month period primarily reflected the pro rata effect of lower physician premiums written during the preceding twelve months. For the 2016 three- and nine-month periods, prior accident year ceded premiums reductions were $0.1 million and $0.9 million lower than for the 2015 three- and nine-month periods, respectively (see discussion under the heading "Ceded Premiums Written").
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
The following table summarizes calendar year net loss ratios by separating losses between the current accident year and all prior accident years. Additionally, the table shows our current accident year net loss ratio was affected by revisions to our estimate of premiums owed to reinsurers related to coverages provided in prior accident years. Net loss ratios for the period were as follows:

	Net Loss Ratios (1)
	Three Months Ended September 30			Nine Months Ended September 30
	2016	2015	Change	2016	2015	Change
Calendar year net loss ratio	62.2%	55.3%	6.9	61.4%	57.4%	4.0
Less impact of prior accident years on the net loss ratio	(25.9%)	(30.3%)	4.4	(26.9%)	(29.3%)	2.4
Current accident year net loss ratio	88.1%	85.6%	2.5	88.3%	86.7%	1.6
Less estimated ratio increase (decrease) attributable to:
Ceded premium reductions, prior accident years (2)	(2.1%)	(2.1%)	—	(2.0%)	(2.2%)	0.2
Current accident year net loss ratio, excluding the effect of prior year ceded premium (3)	90.2%	87.7%	2.5	90.3%	88.9%	1.4

(1)	Net losses as specified divided by net premiums earned.

(2)
Reductions to premiums owed under reinsurance agreements for prior accident years increased net premiums earned (the denominator of the current accident year ratio) in both 2016 and 2015. See the discussion in the Premiums section for our Specialty P&C segment under the heading "Ceded Premiums Written" for additional information.

(3)
The increase in the current accident year net loss ratio for the 2016 three- and nine-month periods primarily reflected the effect of changes in our exposure base with the addition of more complex risks and, for the 2016 three-month period, the effect of changes in the mix of business. In addition, for the 2016 nine-month period, the increase also reflected additional losses relative to mass tort exposures.

We recognized net favorable loss development related to our previously established reserves of $30.0 million and $90.2 million during the three and nine months ended September 30, 2016, respectively, and $35.0 million and $100.4 million during the same respective periods of 2015. We re-evaluate our previously established reserve each quarter based on our most recently available claims data and currently available industry trend information. Development recognized during the three and nine months ended September 30, 2016 principally related to accident years 2009 through 2013. Development recognized during the 2015 three- and nine-month periods principally related to accident years 2008 through 2012.
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

Underwriting, Policy Acquisition and Operating Expenses
Specialty P&C underwriting, policy acquisition and operating expenses were $26.6 million and $77.5 million for the three and nine months ended September 30, 2016, respectively, and $26.3 million and $80.1 million for the same respective periods of 2015, and were comprised as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2016	2015	Change		2016	2015	Change
Specialty P&C segment:
DPAC amortization	$10,901	$11,228	$(327)	(2.9%)	$32,854	$35,017	$(2,163)	(6.2%)
Management fees	1,832	2,166	(334)	(15.4%)	4,928	5,502	(574)	(10.4%)
Other underwriting and operating expenses	13,830	12,857	973	7.6%	39,737	39,538	199	0.5%
Total	$26,563	$26,251	$312	1.2%	$77,519	$80,057	$(2,538)	(3.2%)
DPAC amortization. DPAC amortization decreased for both the three and nine months ended September 30, 2016 as compared to the same periods in 2015. The slight decrease for the three-month period was primarily due to a $0.2 million increase in ceding commission income, which is an offset to expense. The decrease for the 2016 nine-month period was due to the effect of an overall decrease in gross earned premium and a $1.1 million increase in ceding commission income.
Management fees. Pursuant to a management agreement, the operating subsidiaries within our Specialty P&C segment are charged a management fee by the Corporate segment for services provided, based on the extent to which services are provided to the subsidiary and the amount of premium written by the subsidiary. While the terms of the management agreement were consistent between 2015 and 2016, fluctuations in the amount of premium written by each subsidiary can result in corresponding variations in the management fee charged to each subsidiary during a particular period.
Other underwriting and operating expenses increased slightly during both the three and nine months ended September 30, 2016 as compared to the same periods in 2015 with no individually significant variances by expense category.
Underwriting Expense Ratio (the Expense Ratio)
The underwriting expense ratio for the Specialty P&C segment reflected a slight increase for the 2016 three-month period and a slight decrease for the 2016 nine-month period, as compared to the same respective 2015 periods, as shown below:

	Three Months Ended September 30			Nine Months Ended September 30
	2016	2015	Change	2016	2015	Change
Underwriting expense ratio	22.9%	22.7%	0.2	23.1%	23.3%	(0.2)
The increase in the underwriting expense ratio for the 2016 three-month period was primarily reflective of the effect of an increase in other underwriting and operating expenses partially offset by a reduction in DPAC amortization and a decrease in the management fee charged during the period, all of which are discussed above. The decrease in the underwriting expense ratio for the 2016 nine-month period is primarily reflective of the effect of declines in net earned premium, offset, to an extent, by the effect of the previously discussed reduction in DPAC amortization.
Segregated Portfolio Cell Dividend Expense (Income)
During 2016 we expanded our alternative market solutions by writing HCPL premium in three SPCs at Eastern Re. Consistent with the SPC structure discussed in our Workers' Compensation segment, the net operating results of each cell, net of any participation we have taken in the SPCs, are due to the external owners of that cell. Our Specialty P&C segment does not currently participate in the cells that write HCPL premium, and therefore retains no profit or loss. SPC dividend expense (income) was $0.1 million for both the three- and nine-month periods ended September 30, 2016. There was no SPC dividend expense (income) for Specialty P&C during 2015. See the Underwriting, Policy Acquisition and Operating Expense section in our Workers' Compensation segment results for more information on our alternative market solutions.

Segment Operating Results - Workers' Compensation
Our Workers' Compensation segment provides traditional workers' compensation insurance products to employers with 1,000 or fewer employees and alternative market solutions, as discussed in Note 12 of the Notes to Condensed Consolidated Financial Statements. Segment operating results reflect pre-tax underwriting profit or loss, which includes SPC dividend expense (income) and excludes investment results which are included in our Corporate segment. Segment operating results for the 2016 three- and nine-month periods were a net loss of $1.3 million and net earnings of $2.2 million, respectively, as compared to net earnings of $4.2 million and $8.4 million for the same respective periods of 2015. SPC dividend expense (income) for this segment reflects both the underwriting and investment results of our alternative market business ceded to the SPCs at Eastern Re, net of our participation in the SPCs. The SPC investment results, which include Net investment income and Net realized gains and losses, for the three- and nine-month periods ended September 30, 2016 reflected income of $1.7 million and $2.4 million, respectively, compared to losses of $1.9 million and $1.2 million for the same respective periods of 2015. The SPC investment results should be considered in the calculation of the segment operating results as they are included in SPC dividend expense (income). Segment operating results, inclusive of the SPC investment results were $0.4 million and $4.6 million for the three- and nine-month periods ended September 30, 2016, respectively, compared to $2.3 million and $7.2 million, respectively, for the same periods of 2015.

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2016	2015	Change		2016	2015	Change
Net premiums written	$54,444	$56,244	$(1,800)	(3.2%)	$175,986	$178,060	$(2,074)	(1.2%)
Net premiums earned	$54,498	$54,577	$(79)	(0.1%)	$163,974	$159,436	$4,538	2.8%
Net losses and loss adjustment expenses	$34,472	$36,132	$(1,660)	(4.6%)	$104,160	$102,545	$1,615	1.6%
Underwriting, policy acquisition and operating expenses	$18,331	$16,231	$2,100	12.9%	$52,494	$47,421	$5,073	10.7%
SPC dividend expense (income)	$3,102	$(1,933)	$5,035	(260.5%)	$5,801	$1,481	$4,320	291.7%

Net loss ratio	63.3%	66.2%	(2.9)		63.5%	64.3%	(0.8)
Underwriting expense ratio	33.6%	29.7%	3.9		32.0%	29.7%	2.3
Premiums Written
Our workers’ compensation premium volume is driven by four primary factors: (1) the amount of new business written, (2) audit premium, (3) retention of our existing book of business, and (4) premium rates charged on our renewal book of business.
Gross, ceded and net premiums written were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2016*	2015	Change		2016*	2015	Change
Gross premiums written
Traditional business	$43,225	$44,849	$(1,624)	(3.6%)	$136,407	$142,159	$(5,752)	(4.0%)
Alternative market business	16,685	16,939	(254)	(1.5%)	58,013	53,805	4,208	7.8%
Segment results	59,910	61,788	(1,878)	(3.0%)	194,420	195,964	(1,544)	(0.8%)
Less: Ceded premiums written
Traditional business	2,851	2,379	472	19.8%	7,174	7,749	(575)	(7.4%)
Alternative market business	2,615	3,165	(550)	(17.4%)	11,260	10,155	1,105	10.9%
Segment results	5,466	5,544	(78)	(1.4%)	18,434	17,904	530	3.0%
Net premiums written
Traditional business	40,374	42,470	(2,096)	(4.9%)	129,233	134,410	(5,177)	(3.9%)
Alternative market business	14,070	13,774	296	2.1%	46,753	43,650	3,103	7.1%
Segment results	$54,444	$56,244	$(1,800)	(3.2%)	$175,986	$178,060	$(2,074)	(1.2%)
* Traditional gross premiums written and alternative market ceded premiums written for the 2016 three- and nine-month periods are reported net of alternative market premiums assumed by our traditional business totaling $0.2 million and $0.7 million, respectively.

Our traditional workers’ compensation insurance products include guaranteed cost, dividend, deductible, and retrospectively-rated policies. Our alternative market business is 100% ceded to either the SPCs at our wholly owned Cayman Islands reinsurance subsidiary, Eastern Re, or to unaffiliated captive insurers. As of September 30, 2016, there were 23 (20 active) SPCs at Eastern Re and 4 active alternative market programs with unaffiliated captive insurers. We added a new alternative market program with an unaffiliated captive insurer during the first quarter of 2016 with direct premiums written of $1.9 million for the nine-months ended September 30, 2016.
Additional information regarding the structure of the SPCs is included in the Underwriting, Policy Acquisition and Operating Expense section that follows.
Gross Premiums Written
Gross premiums written in our traditional and alternative market business for the three and nine months ended September 30, 2016 and 2015 are reflected in the table above. The decrease in traditional gross premiums written for the three and nine months ended September 30, 2016 primarily reflected price competition in the geographic markets in which we operate. We retained all sixteen of the available alternative market programs up for renewal in the first nine months of 2016, including two programs that renewed in the third quarter of 2016.
New business, audit premium, retention and renewal price changes for both the traditional business and the alternative market business for 2016 and 2015 are shown in the table below:

	Three Months Ended September 30
	2016			2015
($ in millions)	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results
New business	$5.3	$1.5	$6.8	$7.9	$2.6	$10.5
Audit premium (including EBUB)	$1.5	$—	$1.5	$1.9	$0.2	$2.1
Retention rate (1)	81%	88%	83%	77%	85%	79%
Change in renewal pricing (2)	(4%)	(2%)	(3%)	—%	2%	1%

	Nine Months Ended September 30
	2016			2015
($ in millions)	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results
New business	$15.1	$7.7	$22.8	$23.7	$7.2	$30.9
Audit premium (including EBUB)	$4.2	$0.4	$4.6	$4.5	$0.5	$5.0
Retention rate (1)	83%	88%	84%	81%	89%	83%
Change in renewal pricing (2)	(2%)	(1%)	(1%)	2%	2%	2%
(1) We calculate our workers' compensation retention rate as annualized expiring renewed premium divided by all annualized expiring premium subject to renewal. Our retention rate can be impacted by various factors, including price or other competitive issues, insureds being acquired, or a decision not to renew based on our underwriting evaluation.
(2) The pricing of our business includes an assessment of the underlying policy exposure and the effects of current market conditions. We continue to base our pricing on expected losses, as indicated by our historical loss data. Changes in the renewal rate reflected the competitive workers’ compensation environment.

Ceded Premiums Written
Ceded premiums written reflected our external reinsurance programs and alternative market business ceded to unaffiliated captive insurance companies.
Ceded premiums written were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2016	2015	Change		2016	2015	Change
Premiums ceded to external reinsurers
Traditional business	$2,896	$2,636	$260	9.9%	$7,498	$7,289	$209	2.9%
Alternative market business	1,725	1,876	(151)	(8.0%)	5,606	5,299	307	5.8%
Segment results	4,621	4,512	109	2.4%	13,104	12,588	516	4.1%
Change in return premium estimate under external reinsurance
Traditional business	(45)	(257)	212	82.5%	(324)	460	(784)	(170.4%)
Alternative market business	—	—	—	nm	—	—	—	nm
Segment results	(45)	(257)	212	82.5%	(324)	460	(784)	(170.4%)
Premiums ceded to unaffiliated captive insurers
Traditional business	—	—	—	nm	—	—	—	nm
Alternative market business	890	1,289	(399)	(31.0%)	5,654	4,856	798	16.4%
Segment results	890	1,289	(399)	(31.0%)	5,654	4,856	798	16.4%
Total ceded premiums written
Traditional business	2,851	2,379	472	19.8%	7,174	7,749	(575)	(7.4%)
Alternative market business	2,615	3,165	(550)	(17.4%)	11,260	10,155	1,105	10.9%
Segment results	$5,466	$5,544	$(78)	(1.4%)	$18,434	$17,904	$530	3.0%
We retain the first $0.5 million in risk insured by us on our traditional business and cede losses in excess of this amount on each loss occurrence under our primary external reinsurance contract. The traditional external reinsurance contract contains a return premium provision under which we estimate return premium based on the underlying loss experience of policies covered under the contract. Changes in the return premium estimate reflected the loss experience under the reinsurance contract for the three and nine months ended September 30, 2016 and 2015. In our alternative market business, the risk retention for each loss occurrence ranges from $0.3 million to $0.35 million based on the alternative market program. We cede 100% of premiums written under four alternative market programs to unaffiliated captive insurers.
Premiums ceded to external reinsurers in our traditional business increased during the three and nine months ended September 30, 2016, which primarily reflected an increase in reinsurance rates for the contract year effective May 1, 2016.
The increase in the return premium estimate for the three and nine months ended September 30, 2016 primarily reflected loss experience under the current reinsurance contract year effective May 1, 2016, partially offset by changes in loss experience under contract years prior to 2014. The change in the return premium estimate for the nine months ended September 30, 2015 reflected reinsured claim activity that reduced the return premium estimate primarily for the 2014 reinsurance contract year.
The workers’ compensation segment has experienced an increase in severity related claims, which has resulted in an increase in losses ceded under our external reinsurance contract. Calendar year ceded incurred losses in both our traditional and alternative market business totaled $1.5 million and $20.1 million for the three and nine months ended September 30, 2016, respectively, and $2.6 million and $9.6 million for the same respective periods of 2015. In our traditional business, ceded incurred losses totaled $1.1 million and $17.1 million for the three and nine months ended September 30, 2016, respectively, compared to $1.3 million and $6.3 million for the same respective periods of 2015. The increase in traditional ceded losses for the 2016 nine-month period primarily reflected 3 loss occurrences totaling $12.4 million. The increase in our traditional reinsurance rate primarily reflected the increase in claim severity. Additionally, we have not accrued any return premium for the 2014 or 2015 reinsurance contract years as a result of the increase in ceded losses.
The decrease in premiums ceded to unaffiliated captive insurers during the three months ended September 30, 2016 primarily reflected the non-renewal of accounts for underwriting reasons. The increase in premiums ceded to unaffiliated captive insurers during the nine months ended September 30, 2016 primarily reflected the new alternative market program in the first quarter of 2016, partially offset by the non-renewed accounts noted above.

Ceded Premiums Ratio
Ceded premiums ratio was as follows:

	Three Months Ended September 30
	2016			2015
	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results
Ceded premiums ratio, as reported	6.6%	15.7%	9.1%	5.3%	18.7%	9.0%
Less the effect of:
Return premium estimated under external reinsurance	(0.1%)	—%	(0.1%)	(0.6%)	—%	(0.4%)
Premiums ceded to unaffiliated captive insurer (100%)	—%	4.8%	1.4%	—%	6.7%	1.9%
Ceded premiums ratio, less the effects of above	6.7%	10.9%	7.8%	5.9%	12.0%	7.5%

	Nine Months Ended September 30
	2016			2015
	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results
Ceded premiums ratio, as reported	5.3%	19.4%	9.5%	5.5%	18.9%	9.1%
Less the effect of:
Return premium estimated under external reinsurance	(0.2%)	—%	(0.2%)	0.3%	—%	0.2%
Premiums ceded to unaffiliated captive insurer (100%)	—%	8.7%	2.7%	—%	8.0%	2.3%
Ceded premiums ratio, less the effects of above	5.5%	10.7%	7.0%	5.2%	10.9%	6.6%
Per our reinsurance agreements, we cede premiums related to our traditional business on an earned premium basis, whereas alternative market premiums are ceded on a written premium basis. The increase in the traditional ceded premiums ratio, less the effect of return premiums, for the 2016 three- and nine-month periods when compared to same periods of 2015 reflect the increase in reinsurance rates noted above. The decrease in the alternative market ceded premiums ratio for the 2016 three-month period primarily reflected the impact of the premiums ceded to and assumed by the traditional business.

Net Premiums Earned
Net premiums earned were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2016*	2015	Change		2016*	2015	Change
Gross premiums earned
Traditional business	$42,582	$43,525	$(943)	(2.2%)	$127,426	$129,515	$(2,089)	(1.6%)
Alternative market business	18,502	17,052	1,450	8.5%	55,601	48,667	6,934	14.2%
Segment results	61,084	60,577	507	0.8%	183,027	178,182	4,845	2.7%
Less: Ceded premiums earned
Traditional business	2,850	2,378	472	19.8%	7,174	8,302	(1,128)	(13.6%)
Alternative market business	3,736	3,622	114	3.1%	11,879	10,444	1,435	13.7%
Segment results	6,586	6,000	586	9.8%	19,053	18,746	307	1.6%
Net premiums earned
Traditional business	39,732	41,147	(1,415)	(3.4%)	120,252	121,213	(961)	(0.8%)
Alternative market business	14,766	13,430	1,336	9.9%	43,722	38,223	5,499	14.4%
Segment results	$54,498	$54,577	$(79)	(0.1%)	$163,974	$159,436	$4,538	2.8%
* Traditional gross premiums earned and alternative market ceded premiums earned for the 2016 three- and nine-month periods are reported net of alternative market premiums assumed by our traditional business totaling $0.2 million and $0.7 million, respectively.

Net premiums earned consist of gross premiums earned less the portion of earned premiums that we cede to our reinsurers for their assumption of a portion of our losses. Our workers’ compensation policies are twelve-month policies and premiums are earned on a pro rata basis over the policy period. Net premiums earned also include premium adjustments related to the audit of our insureds' payrolls. Payroll audits are conducted subsequent to the end of the policy period and any related adjustments are recorded as fully earned in the current period. In addition, we record an estimate for EBUB and evaluate the estimate on a quarterly basis. We did not adjust the EBUB estimate during the three and nine months ended September 30, 2016. We increased the EBUB estimate by $0.3 million and $0.5 million during the three and nine months ended September 30, 2015.
Losses and Loss Adjustment Expenses
The following table summarizes calendar year net loss ratios by separating losses between the current accident year and all prior accident years. Calendar year net loss ratios by component were as follows:

	Net Loss Ratios
	Three Months Ended September 30
	2016			2015			Change
	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results
Calendar year net loss ratio*	66.5%	54.3%	63.3%	65.6%	68.2%	66.2%	0.9	(13.9)	(2.9)
Less impact of prior accident years on the net loss ratio	(1.0%)	(9.7%)	(3.3%)	(0.9%)	(6.2%)	(2.2%)	(0.1)	(3.5)	(1.1)
Current accident year net loss ratio	67.5%	64.0%	66.6%	66.5%	74.4%	68.4%	1.0	(10.4)	(1.8)
Less impact of audit premium on loss ratio	—%	0.2%	—%	—%	(1.3%)	(0.3%)	—	1.5	0.3
Current accident year net loss ratio, excluding the effect of audit premium	67.5%	63.8%	66.6%	66.5%	75.7%	68.7%	1.0	(11.9)	(2.1)

	Net Loss Ratios
	Nine Months Ended September 30
	2016			2015			Change
	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results
Calendar year net loss ratio*	66.5%	55.0%	63.5%	65.5%	60.4%	64.3%	1.0	(5.4)	(0.8)
Less impact of prior accident years on the net loss ratio	(1.0%)	(6.4%)	(2.4%)	(1.0%)	(8.5%)	(2.8%)	—	2.1	0.4
Current accident year net loss ratio	67.5%	61.4%	65.9%	66.5%	68.9%	67.1%	1.0	(7.5)	(1.2)
Less impact of audit premium on loss ratio	—%	(0.6%)	(0.2%)	—%	(1.0%)	(0.2%)	—	0.4	—
Current accident year net loss ratio, excluding the effect of audit premium	67.5%	62.0%	66.1%	66.5%	69.9%	67.3%	1.0	(7.9)	(1.2)
* The net loss ratios for the 2016 three- and nine-month periods in the above tables are calculated before the impact of the $0.2 million and $0.7 million, respectively, of premiums earned that is assumed by and ceded from the traditional and alternative markets business.

The current accident year net loss ratio in our traditional business increased during both the 2016 three- and nine-month periods and primarily reflected the decrease in renewal rates in 2016. The decrease in the current accident year net loss ratio in our alternative market business for the 2016 three- and nine-month periods reflected improved loss experience.
We recognized net favorable prior year development related to our previously established reserve of $1.8 million and $3.9 million for the three and nine months ended September 30, 2016, respectively, and $1.2 million and $4.4 million for the same respective periods of 2015. The net favorable prior year development included $0.4 million and $1.2 million for both the three and nine months ended September 30, 2016 and 2015, respectively, related to amortization of the purchase accounting fair value adjustment for our traditional business. Favorable net prior year development in our alternative market business was $1.4 million and $2.7 million for the three and nine months ended September 30, 2016, respectively, and $0.8 million and $3.2 million for the same respective periods of 2015.
Within our alternative market business, audit premium from insureds results in a decrease in the net loss ratio, whereas audit premium returned to insureds results in an increase in the net loss ratio. We recognized audit premium in the three and nine months ended September 30, 2016 and 2015, and the effect of which is reflected in the tables above.
In our traditional business, we estimate our current accident year loss and loss adjustment expenses based on an expected loss ratio. Incurred losses and loss adjustment expenses are determined by applying the expected loss ratio to net premiums earned, which includes audit premium, for the respective period. In our alternative market business, we estimate our current accident year losses and loss adjustment expenses based on the underlying actuarial methodologies without consideration of audit premium. As a result, we removed the effects of audit premium in the above table for purposes of evaluating the current accident year loss ratio.
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
The table below provides a comparison of underwriting, policy acquisition and operating expenses:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2016	2015	Change		2016	2015	Change
Traditional business	$13,821	$12,001	$1,820	15.2%	$39,136	$35,367	$3,769	10.7%
Alternative market business	4,510	4,230	280	6.6%	13,358	12,054	1,304	10.8%
Underwriting, policy acquisition and operating expenses	$18,331	$16,231	$2,100	12.9%	$52,494	$47,421	$5,073	10.7%

Underwriting Expense Ratio (the Expense Ratio)
The underwriting expense ratio for the Workers' Compensation segment included the impact of the following:

	Underwriting Expense Ratios
	Three Months Ended September 30
	2016			2015			Change
	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results
Underwriting expense ratio, as reported*	34.6%	31.0%	33.6%	29.2%	31.5%	29.7%	5.4	(0.5)	3.9
Less estimated ratio increase (decrease) attributable to:
Amortization of intangible assets	3.3%	—%	2.4%	3.2%	—%	2.4%	0.1	—	—
Management fee	1.1%	—%	0.8%	1.1%	—%	0.8%	—	—	—
Impact of audit premium	(1.2%)	0.1%	(0.9%)	(1.2%)	(0.5%)	(1.1%)	—	0.6	0.2
Impact of return premium estimate	—%	—%	—%	(0.2%)	—%	(0.1%)	0.2	—	0.1
Underwriting expense ratio, less listed effects	31.4%	30.9%	31.3%	26.3%	32.0%	27.7%	5.1	(1.1)	3.6
* The underwriting expense ratios for 2016 in the above table are calculated before the impact of the $0.2 million of premiums earned that is assumed by and ceded from the traditional and alternative markets business, respectively.

	Underwriting Expense Ratios
	Nine Months Ended September 30
	2016			2015			Change
	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results
Underwriting expense ratio, as reported*	32.4%	31.0%	32.0%	29.2%	31.5%	29.7%	3.2	(0.5)	2.3
Less estimated ratio increase (decrease) attributable to:
Non-recurring/unusual expenses	0.5%	—%	0.4%	—%	—%	—%	0.5	—	0.4
Amortization of intangible assets	3.2%	—%	2.4%	3.2%	—%	2.4%	—	—	—
Management fee	1.2%	—%	0.9%	1.2%	—%	0.9%	—	—	—
Impact of audit premium	(1.0%)	(0.3%)	(0.8%)	(1.0%)	(0.5%)	(0.9%)	—	0.2	0.1
Impact of return premium estimate	(0.1%)	—%	(0.1%)	0.1%	—%	0.1%	(0.2)	—	(0.2)
Underwriting expense ratio, less listed effects	28.6%	31.3%	29.2%	25.7%	32.0%	27.2%	2.9	(0.7)	2.0
* The underwriting expense ratios for 2016 in the above table are calculated before the impact of the $0.7 million of premiums earned that is assumed by and ceded from the traditional and alternative markets business, respectively.

Non-recurring expenses for the nine months ended September 30, 2016 in the above table reflected a pension settlement charge of $0.6 million related to the purchase of annuities for in-pay pension plan participants. During the first quarter of 2016, a plan was approved to terminate a legacy Eastern pension plan. The termination of the pension plan is expected to be complete by the end of 2016 and will require additional cash contributions to fully fund the payment of benefits to the remaining participants. Management estimates the remaining cost to terminate the pension plan to be between $1.5 million and $2.0 million. The ultimate cost to complete the plan termination will be based on the difference between the cost to settle all plan liabilities and the fair value of the underlying plan assets. The cost to settle plan liabilities will vary based on whether participants elect a lump sum cash payment or an annuity. The cost of an annuity will be based on the current market rates at the time of settlement, which may be higher or lower than current market rates and can create variability in the ultimate settlement amount.

The remaining increase in the traditional expense ratio for three and nine months ended September 30, 2016, exclusive of the items noted in the tables, primarily reflected the effect of the decrease in net premiums earned, as well as increases in compensation and related benefits and state assessments that are based on reported and/or paid claim results. The alternative markets expense ratio primarily reflected ceding commissions, which vary by program.
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
SPC dividend expense (income) was as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2016	2015	Change		2016	2015	Change
SPC net operating results - profit/(loss)	$3,797	$(1,909)	$5,706	(298.9%)	$8,356	$1,901	$6,455	339.6%
Less: Eastern participation - profit/(loss)	695	24	671	2,795.8%	2,555	420	2,135	508.3%
SPC dividend expense (income)	$3,102	$(1,933)	$5,035	(260.5%)	$5,801	$1,481	$4,320	291.7%
The increase in SPC dividend expense (income), including our participation, for the three and nine months ended September 30, 2016, reflected improved underwriting and investment results related to the SPCs at Eastern Re. The improved underwriting results were driven by improved loss experience. The SPC investment results, which are reported in our Corporate segment as discussed at the beginning of the Segment Operating Results - Workers' Compensation section, reflected income of $1.7 million and $2.4 million for the three and nine months ended September 30, 2016, compared to losses of $1.9 million and $1.2 million for the same respective periods in 2015.

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
Syndicate 1729 covers a range of property and casualty insurance and reinsurance lines, and has a maximum underwriting capacity of £90.0 million for the 2016 underwriting year, of which £51.8 million ($67.3 million based on September 30, 2016 exchange rates) is our allocated underwriting capacity. We are required to provide capital (also referred to as FAL) to support our underwriting capacity and are meeting our FAL requirement with investment securities held at Lloyd's. Our FAL securities had a fair value of $97.4 million at September 30, 2016, as discussed in Note 3 of the Notes to Condensed Consolidated Financial Statements.
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
Our Lloyd's Syndicate segment reported $3.2 million and $2.1 million in net operating losses for the three and nine months ended September 30, 2016, respectively, as compared to net operating losses of $2.6 million and $4.6 million for the same respective periods of 2015, and were comprised as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2016	2015	Change		2016	2015	Change
Gross premiums written	$18,956	$16,355	$2,601	15.9%	$50,870	$46,886	$3,984	8.5%
Net premiums written	$16,342	$16,019	$323	2.0%	$42,575	$42,231	$344	0.8%
Net premiums earned	$14,578	$11,915	$2,663	22.3%	$40,533	$26,776	$13,757	51.4%
Net investment income	$351	$260	$91	35.0%	$1,004	$653	$351	53.8%
Net losses and loss adjustment expenses	$11,299	$8,700	$2,599	29.9%	$25,989	$18,283	$7,706	42.1%
Underwriting, policy acquisition and operating expenses	$6,251	$5,644	$607	10.8%	$16,660	$13,187	$3,473	26.3%
Income tax expense	$1,352	$132	$1,220	924.2%	$2,248	$752	$1,496	198.9%

Net loss ratio	77.5%	73.0%	4.5		64.1%	68.3%	(4.2)
Underwriting expense ratio	42.9%	47.4%	(4.5)		41.1%	49.2%	(8.1)
Gross premiums written in 2016 consisted of casualty coverages (53% of total gross written premium), property insurance coverages (26%), catastrophe reinsurance coverages (17%) and property reinsurance coverages (4%). Net premiums written for the 2016 three- and nine-month periods were relatively flat between 2016 and 2015.
As discussed in our Specialty P&C segment operating results, Syndicate 1729 serves as a reinsurer on a quota share basis for a wholly owned insurance subsidiary in our Specialty P&C segment. For premium assumed, we include in written premium an estimate of all premiums to be earned over the entire period covered by the reinsurance agreement, generally one year, in the quarter in which the reinsurance agreement becomes effective. The quota share agreement with our Specialty P&C segment renewed effective January 1, 2016. Results from this ceding arrangement are reported in the Specialty P&C segment on the same quarter delay in order to be consistent with the Lloyd's Syndicate segment as the effect of doing so is not material.
The 2014 calendar year quota share arrangement with our Specialty P&C segment was commuted in December 2015. Due to the reporting delay, the effect of the commutation was reported by both segments in results during the first quarter 2016 and is reflected in the nine months ended September 30, 2016. The commutation did not differ significantly from previously recorded amounts.
Net premiums earned consist of gross premiums earned less the portion of earned premiums that we cede to our reinsurers for their assumption of a portion of our losses. Policies written to date primarily carry a term of one year. Because premiums are generally earned pro rata over the entire policy period, fluctuations in premiums earned tend to lag those of premiums written. Additionally, premiums for certain policies and assumed reinsurance contracts are reported subsequent to the coverage period and/or may be subject to adjustment based on loss experience. These premium adjustments are earned when reported, which can result in further fluctuation in earned premium. Net premiums earned reported for the three- and nine-month periods ended September 30, 2016 included premium assumed from our Specialty P&C segment of approximately $3.4 million and $10.4 million, respectively, and approximately $3.6 million and $10.6 million for the same respective periods of 2015.

Losses for each period were primarily recorded using the loss assumptions by risk category incorporated into the business plan submitted to Lloyd's for Syndicate 1729 with consideration given to loss experience incurred to date. The assumptions used in the business plan were consistent with loss results reflected in Lloyd's historical data for similar risks. We expect loss ratios to fluctuate from quarter to quarter as Syndicate 1729 writes more business and the book begins to mature. The loss ratios will also fluctuate due to the timing of earned premium adjustments described above. The net loss ratio for the three months ended September 30, 2016 reflected a reduction to favorable prior year loss development in the quarter that is attributable to a change in the methodology utilized to determine prior period loss development for Syndicate 1729. Premium and exposure for some of Syndicate 1729's insurance policies and reinsurance contracts are initially estimated and subsequently recorded over an extended period of time as reports are received under binding authority programs from reinsurance cedants. When reports are received, the premium, exposure and corresponding loss estimates are revised accordingly. In previous quarters, we considered the change in loss estimates due to increases or decreases in exposure to be loss development. After further consideration, we have modified that approach and such changes in loss estimates due to premium or exposure changes will not be considered prior year loss development but will be incurred in the accident year in which the premium is earned. The change in methodology resulted in the reversal of approximately $2.8 million of net favorable prior year development recognized in the second quarter 2016 under prior methodology for recording changes in exposure estimates. The more favorable net loss ratio for the nine months ended September 30, 2016 reflected the recognition of $0.4 million in net favorable prior year development and reductions attributable to shifts in the mix of business as well as increased reliance on the actual loss experience on the book of business written by Syndicate 1729. We believe that the net amount of favorable prior year development recognized during the 2016 nine-month period using the revised methodology better reflects losses on this book of business by accident year. We did not recognize any prior year development in 2015.
Underwriting expenses increased by $0.6 million for the three months ended September 30, 2016 as compared to the same period in 2015 and primarily reflected the anticipated growth in Syndicate 1729 operations. Underwriting expenses during the 2016 nine-month period increased by $3.5 million as compared to the same period of 2015, primarily due to a $5.2 million increase in DPAC amortization. As operations have matured, the total amount of underwriting salaries has increased along with the number of policies successfully written. Underwriting compensation is capitalized as DPAC only when efforts are successful and amounts capitalized in 2016 were greater than in 2015. During 2014, the initial year of operations, no underwriting salaries were capitalized as DPAC, as there was no established success rate. The first quarter 2015 reflected results from 2014 due to the delay in reporting. Consequently, DPAC amortization was greater in 2016 than in 2015 but underwriting compensation charged directly to expense was lower in 2016 than in 2015. Also, certain startup expenses were incurred in 2015. The improvement in the 2016 expense ratio primarily reflected the increase in net premiums earned and we anticipate a continued reduction to the ratio as the level of net premiums earned is expected to continue to grow.
Net investment income for the 2016 and 2015 three- and nine-month periods was primarily attributable to interest earned on the FAL investments. Our FAL investments are primarily short-term investments and investment-grade corporate debt securities.
Operating results of this segment are subject to U.K. income tax law. Tax expense increased during both the 2016 three- and nine-month periods when compared to the same respective periods in 2015 primarily due to an increase in the foreign currency exchange gain on Syndicate 1729’s investments, which are primarily denominated in U.S. dollars. The U.S. dollar to British pound exchange rate applied to the segment’s investments decreased significantly when compared to previous periods.

Segment Operating Results - Corporate
Segment operating results for our Corporate segment for the three and nine months ended September 30, 2016 were net earnings of $20.1 million and $40.4 million, respectively, as compared to a net loss of $18.4 million and net earnings of $7.0 million for the same respective periods of 2015. Operating results included the following:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2016	2015	Change		2016	2015	Change
Net investment income	$24,910	$26,682	$(1,772)	(6.6%)	$74,280	$81,548	$(7,268)	(8.9%)
Equity in earnings (loss) of unconsolidated subsidiaries	$(3,349)	$(221)	$(3,128)	1,415.4%	$(6,607)	$3,821	$(10,428)	(272.9%)
Total net realized investment gains (losses)	$15,687	$(36,641)	$52,328	142.8%	$18,255	$(35,645)	$53,900	(151.2%)
Operating expense	$5,086	$5,137	$(51)	(1.0%)	$20,748	$17,670	$3,078	17.4%
Interest expense	$3,748	$3,637	$111	3.1%	$11,285	$10,978	$307	2.8%
Income taxes	$8,328	$990	$7,338	741.2%	$14,209	$15,932	$(1,723)	(10.8%)
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
Net investment income by investment category was as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2016	2015	Change		2016	2015	Change
Fixed maturities	$20,660	$23,853	$(3,193)	(13.4%)	$63,759	$73,374	$(9,615)	(13.1%)
Equities	3,779	3,506	273	7.8%	10,983	9,974	1,009	10.1%
Short-term and Other investments	1,456	511	945	184.9%	2,524	1,406	1,118	79.5%
BOLI	639	658	(19)	(2.9%)	1,537	1,589	(52)	(3.3%)
Investment fees and expenses	(1,624)	(1,846)	222	12.0%	(4,523)	(4,795)	272	5.7%
Net investment income	$24,910	$26,682	$(1,772)	(6.6%)	$74,280	$81,548	$(7,268)	(8.9%)
Fixed Maturities
The decrease in our income from fixed maturity securities for the three- and nine-month periods of 2016 was due to lower average investment balances and to lower yields. We reduced the size of our fixed portfolio over the last year in order to repurchase stock, pay dividends and invest in other asset classes. On an overall basis our average investment in fixed securities was approximately 6% and 8% lower for the three- and nine-month periods of 2016, respectively, as compared to the same periods in 2015.
Average yields for our fixed maturity portfolio were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
Average income yield	3.3%	3.5%	3.3%	3.4%
Average tax equivalent income yield	3.7%	4.0%	3.8%	4.0%
Equities
Income from our equity portfolio increased during the 2016 three- and nine-month periods as compared to the same periods in 2015 reflecting an increase to our allocation to this asset category as well as a different mix of equities owned.

Equity in Earnings (Loss) of Unconsolidated Subsidiaries
Equity in earnings (loss) of unconsolidated subsidiaries is derived from our investment interests accounted for under the equity method. Results were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2016	2015	Change		2016	2015	Change
Investment LPs/LLCs	$4,998	$3,219	$1,779	55.3%	$10,341	$12,425	$(2,084)	(16.8%)
Tax credit partnerships	(8,347)	(3,440)	(4,907)	142.6%	(16,948)	(8,604)	(8,344)	97.0%
Equity in earnings (loss) of unconsolidated subsidiaries	$(3,349)	$(221)	$(3,128)	1,415.4%	$(6,607)	$3,821	$(10,428)	(272.9%)
We hold interests in certain LPs/LLCs that generate earnings from trading portfolios, secured debt, debt securities, multi-strategy funds and private equity investments. The performance of the LPs is affected by the volatility of equity and credit markets. Our investment LPs/LLCs results for the 2016 nine-month period were affected primarily by lower reported earnings from two LPs which did not perform as well as in prior periods.
Our tax credit investments are designed to generate returns in the form of tax credits and tax-deductible project operating losses. We account for our tax credit investments under the equity method and record our allocable portion of the operating losses of the underlying properties based on estimates provided by the partnerships. We adjust our estimates of our allocable portion of operating losses periodically as actual operating results of the underlying properties become available. During the 2016 three- and nine-month periods, based on operating results received, we increased our estimate of partnership operating losses by $3.6 million and $6.6 million, respectively. The increase represented an acceleration of operating losses; total operating losses expected over the life of the partnership did not change.
The tax benefits received from our tax credit partnerships, which are not reflected in our investment results above, reduced our tax expenses in 2016 and 2015 as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(In millions)	2016	2015	2016	2015
Tax credits recognized during the period	$7.3	$6.3	$20.8	$16.7
Tax benefit of tax credit partnership operating losses	$2.9	$1.2	$5.9	$3.0
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

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2016	2015	2016	2015
GAAP net investment result:
Net investment income	$24,910	$26,682	$74,280	$81,548
Equity in earnings (loss) of unconsolidated subsidiaries	(3,349)	(221)	(6,607)	3,821
GAAP net investment result	$21,561	$26,461	$67,673	$85,369

Pro forma tax-equivalent investment result	$36,215	$40,950	$110,784	$125,297

Reconciliation of pro forma and GAAP tax-equivalent investment result:
Pro forma tax-equivalent investment result	$36,215	$40,950	$110,784	$125,297
Less taxable equivalent adjustments, calculated using the 35% federal statutory tax rate:
State and municipal bonds	2,855	3,572	8,959	11,069
BOLI	344	354	828	855
Dividends received	338	863	1,396	2,273
Tax credit partnerships	11,117	9,700	31,928	25,731
GAAP net investment result	$21,561	$26,461	$67,673	$85,369

Net Realized Investment Gains (Losses)
The following table provides detailed information regarding our Net realized investment gains (losses).

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2016	2015	2016	2015
OTTI losses, total:
State and municipal bonds	$(100)	$—	$(100)	$—
Corporate debt	—	(1,925)	(7,604)	(6,405)
Other investments	—	(1,870)	(3,130)	(1,870)
Portion recognized in OCI:
Corporate debt	—	385	1,068	2,174
Net impairments recognized in earnings	(100)	(3,410)	(9,766)	(6,101)
Gross realized gains, available-for-sale securities	3,853	2,729	8,920	10,354
Gross realized (losses), available-for-sale securities	(369)	(2,548)	(5,620)	(4,613)
Net realized gains (losses), trading securities	1,277	403	5,243	12,594
Net realized gains (losses), other investments	335	(361)	833	1,167
Change in unrealized holding gains (losses), trading securities	9,809	(32,620)	17,646	(47,513)
Change in unrealized holding gains (losses), convertible securities, carried at fair value as a part of Other investments	880	(971)	976	(1,669)
Other	2	137	23	136
Net realized investment gains (losses)	$15,687	$(36,641)	$18,255	$(35,645)
We recognized a nominal amount of OTTI in earnings during the 2016 three-month period. During the 2016 nine-month period, we recognized OTTI in earnings of $6.5 million related to corporate bonds, including credit-related OTTI of $5.5 million related to debt instruments from ten issuers in the energy sector. The fair value of these bonds declined in the first quarter of 2016 as did the credit quality of the issuers and we recognized credit-related OTTI to reduce the amortized cost basis of the bonds to the present value of future cash flows we expected to receive from the bonds. During the 2016 nine-month period, we also recognized non-credit impairments of $0.9 million in OCI relative to the bonds of these issuers, as the fair value of the bonds was less than the present value of the expected future cash flows from the securities.
We recognized a $3.1 million OTTI in earnings during the 2016 nine-month period and $1.9 million during the 2015 three- and nine-month periods related to our interest in an investment fund that is accounted for using the cost method (classified as part of Other investments). The fund is focused on the energy sector and securities held by the fund declined in value during both the first quarter of 2016 and the third quarter of 2015. An OTTI was recognized to reduce our carrying value of the investment to the NAV reported by the fund.
We recognized impairments in earnings totaling $3.4 million and $6.1 million for the three and nine months ended September 30, 2015, respectively. Impairments recognized in earnings related to corporate debt for the 2015 three-month period primarily consisted of a $0.9 million impairment associated with bonds we intend to sell but also included two other credit-related impairments. One impairment related to preferred stock from a consumer-oriented issuer which has experienced declines in its revenue stream that may not be reversible. The other impairment related to a bond from an energy sector issuer that we expect to restructure debt within a few years. We recognized non-credit impairments related to the latter two impairments as the fair value of the impaired securities was less than the future cash flows expected to be received from the securities. Impairments recognized for the nine-month period further include credit-related impairments of corporate debt securities totaling $2.7 million, related to high-yield securities from three other issuers in the energy sector, and non-credit impairments related to these same securities of $1.8 million.
The holding loss recognized related to our equity trading securities of $32.6 million for the three months ended September 30, 2015 primarily reflected unfavorable equity market performance during the quarter. Approximately $4.0 million of the loss was attributable to a decline in the value of holdings of an inflation indexed fund, due to lower inflation expectations.

Operating Expenses
Corporate segment operating expenses were $5.1 million and $20.7 million for the three and nine months ended September 30, 2016, respectively, and were $5.1 million and $17.7 million for the same respective periods of 2015.
Segment operating expenses were comprised as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2016	2015	Change		2016	2015	Change
Operating expenses	$9,086	$9,343	$(257)	(2.8%)	$31,713	$28,913	$2,800	9.7%
Management fee offset	(4,000)	(4,206)	206	(4.9%)	(10,965)	(11,243)	278	(2.5%)
Segment Total	$5,086	$5,137	$(51)	(1.0%)	$20,748	$17,670	$3,078	17.4%
Operating expenses were relatively flat for the 2016 three-month period when compared to the same 2015 period. The increase in the nine-month period was due to costs incurred in 2016 related to a pre-acquisition liability from a discontinued operation as well as an increase in other operating expenses, with no individually significant variance by expense category.
Operating subsidiaries within our Specialty P&C and Workers' Compensation segments are charged a management fee by the Corporate segment for services provided to these subsidiaries. The management fee is based on the extent to which services are provided to the subsidiary and the amount of premium written by the subsidiary. Under the arrangement, the expenses associated with such services are reported as expenses of the Corporate segment, and the management fees charged are reported as an offset to Corporate operating expenses. While the terms of the management arrangement were consistent between 2015 and 2016, fluctuations in the amount of premium written by each subsidiary can result in corresponding variations in the management fee charged to each subsidiary during a particular period.
Interest Expense
Interest expense was relatively unchanged for the three and nine months ended September 30, 2016 as compared to the same periods in 2015 as weighted average debt outstanding and interest rates applicable to borrowings were approximately the same in each period.
Interest expense was composed of the following:

	Three Months Ended September 30			Nine Months Ended September 30
(In thousands)	2016	2015	Change	2016	2015	Change
Senior notes due 2023	$3,357	$3,357	$—	$10,071	$10,071	$—
Revolving credit agreement (including fees and amortization)	381	271	110	1,185	879	306
Other	10	9	1	29	28	1
	$3,748	$3,637	$111	$11,285	$10,978	$307

Taxes
Tax expense allocated to our Corporate segment includes U.S. tax only, which would include U.S. tax expense incurred from our corporate membership in Lloyd's of London. The U.K. tax expense incurred by the U.K. based subsidiaries of our Lloyd's Syndicate segment is allocated to that segment. Consolidated tax expense reflects tax expense of both segments, as shown in the table below:

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2016	2015	2016	2015
Corporate segment income tax expense	$8,328	$990	$14,209	$15,932
Lloyd's Syndicate segment income tax expense	1,352	132	2,248	752
Consolidated income tax expense	$9,680	$1,122	$16,457	$16,684
Factors affecting our consolidated effective tax rate include the following:

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
Statutory rate	35.0%	35.0%	35.0%	35.0%
Tax-exempt income*	(3.8%)	(5.4%)	(5.7%)	(6.3%)
Tax credits	(13.1%)	(19.4%)	(16.9%)	(13.0%)
U.K. operating results	0.5%	4.2%	0.1%	0.7%
Other	3.6%	(4.6%)	2.1%	0.6%
Effective tax rate	22.2%	9.8%	14.6%	17.0%
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

Tax credits continue to have a reducing effect on the effective tax rate for the 2016 three- and nine-month periods, which decreased for the quarter when compared to the 2015 three-month period due to higher year-to-date pre-tax income. Tax credits for the three- and nine-month periods ended September 30, 2016 were $7.3 million and $20.8 million, respectively, as compared to $6.3 million and $16.7 million for the same respective periods of 2015.

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
The following table summarizes estimated changes in the fair value of our available-for-sale fixed maturity securities for specific hypothetical changes in interest rates by asset class at September 30, 2016 and December 31, 2015. There are principally two factors that determine interest rates on a given security: market interest rates and credit spreads. As different asset classes can be affected in different ways by movements in those two factors, we have broken out our portfolio by asset class in the following table.

	Interest Rate Shift in Basis Points
	September 30, 2016
	(200)	(100)	Current	100	200
Fair Value (in millions):
U.S. Treasury obligations	$151	$147	$142	$138	$134
U.S. Government-sponsored enterprise obligations	32	31	31	30	29
State and municipal bonds	956	919	885	851	818
Corporate debt	1,428	1,381	1,336	1,291	1,249
Asset-backed securities	364	364	357	347	334
All fixed maturity securities	$2,931	$2,842	$2,751	$2,657	$2,564

Duration:
U.S. Treasury obligations	3.00	2.93	2.87	2.80	2.75
U.S. Government-sponsored enterprise obligations	1.81	1.78	2.14	2.71	2.87
State and municipal bonds	3.89	3.84	3.82	3.83	3.86
Corporate debt	3.32	3.29	3.31	3.29	3.32
Asset-backed securities	2.22	1.60	2.47	3.33	3.78
All fixed maturity securities	3.34	3.22	3.33	3.44	3.52
	December 31, 2015
Fair Value (in millions):
U.S. Treasury obligations	$132	$128	$124	$118	$113
U.S. Government-sponsored enterprise obligations	27	27	26	26	25
State and municipal bonds	986	973	941	907	874
Corporate debt	1,375	1,340	1,292	1,245	1,201
Asset-backed securities	388	387	378	365	351
All fixed maturity securities	$2,908	$2,855	$2,761	$2,661	$2,564

Duration:
U.S. Treasury obligations	3.68	3.64	3.56	3.44	3.36
U.S. Government-sponsored enterprise obligations	2.23	2.18	2.38	2.50	2.49
State and municipal bonds	3.46	3.51	3.54	3.62	3.70
Corporate debt	3.58	3.59	3.64	3.59	3.53
Asset-backed securities	1.52	1.87	2.97	3.73	4.00
All fixed maturity securities	3.26	3.32	3.50	3.60	3.63

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
Our cash and short-term investment portfolio at September 30, 2016 was carried on a cost basis which approximates its fair value. Our portfolio lacks significant interest rate sensitivity due to its short duration.
Credit Risk
We have exposure to credit risk primarily as a holder of fixed income securities. We control this exposure by emphasizing investment grade credit quality in the fixed income securities we purchase.
As of September 30, 2016, 93% of our fixed maturity securities were rated investment grade as determined by NRSROs, such as Fitch, Moody’s and Standard & Poor’s. We believe that this concentration in investment grade securities reduces our exposure to credit risk on our fixed income investments to an acceptable level. However, investment grade securities, in spite of their rating, can rapidly deteriorate and result in significant losses. Ratings published by the NRSROs are one of the tools used to evaluate the credit worthiness of our securities. The ratings reflect the subjective opinion of the rating agencies as to the credit worthiness of the securities, and therefore, we may be subject to additional credit exposure should the rating prove to be unreliable.
We also have exposure to credit risk related to our receivables from reinsurers. Our receivables from reinsurers (with regard to both paid and unpaid losses) approximated $268 million at September 30, 2016 and $259 million at December 31, 2015. We monitor the credit risk associated with our reinsurers using publicly available financial and rating agency data.
Equity Price Risk
At September 30, 2016 the fair value of our equity investments, excluding our equity investments in bond investment funds as discussed in the following paragraph, was $278 million. These equity securities are subject to equity price risk, which is the potential for loss in fair value due to a decline in equity prices. The weighted average beta of this group of securities was 0.97. Beta measures the price sensitivity of an equity security or group of equity securities to a change in the broader equity market, in this case the S&P 500 Index. If the value of the S&P 500 Index increased by 10%, the fair value of these securities would be expected to increase by 9.7% to $305 million. Conversely, a 10% decrease in the S&P 500 Index would imply a decrease of 9.7% in the fair value of these securities to $251 million. The selected hypothetical changes of plus or minus 10% do not reflect what could be considered the best or worst case scenarios and are used for illustrative purposes only.
Our equity investments include equity investments in certain bond investment funds which are not significantly subject to equity price risk, and thus we have excluded these investments from the above analysis.

ITEM 4. CONTROLS AND PROCEDURES.
The Chief Executive Officer and Chief Financial Officer of the Company participated in management’s evaluation of our disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of September 30, 2016. ProAssurance’s disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, those controls during the quarter.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
See Note 7 of the Notes to Condensed Consolidated Financial Statements.
ITEM 1A. RISK FACTORS.
There are no changes to the "Risk Factors" in Part 1, Item 1A of the 2015 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)	Not applicable.

(b)	Not applicable.

(c)	Information required by Item 703 of Regulation S-K.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs * (In thousands)
July 1 - 31, 2016	—	N/A	—	$109,643
August 1 - 31, 2016	—	N/A	—	$109,643
September 1 - 30, 2016	—	N/A	—	$109,643
Total	—	$—	—

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
November 2, 2016

/s/ Edward L. Rand, Jr.
Edward L. Rand, Jr.
Chief Financial Officer
(Duly authorized officer and principal financial officer)