Form 10-K
period 2016-12-31
PROASSURANCE CORP
filed 2017-02-23
CIK 1127703

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]
for the fiscal year ended December 31, 2016,
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of voting stock held by non-affiliates of the registrant at June 30, 2016 was $2,791,152,592.
As of February 17, 2017, the registrant had outstanding approximately 53,258,396 shares of its common stock.

Documents incorporated by reference in this Form 10-K

(i)	The definitive proxy statement for the 2017 Annual Meeting of the Stockholders of ProAssurance Corporation (File No. 001-16533) is incorporated by reference into Part III of this report.

Glossary of Terms and Acronyms

When the following terms and acronyms appear in the text of this report, they have the meanings indicated below.

Term	Meaning
ACA	The Affordable Care Act
ALAE	Allocated loss adjustment expense
AOCI	Accumulated other comprehensive income (loss)
Board	Board of Directors of ProAssurance Corporation
BOLI	Business owned life insurance
CIMA	Cayman Islands Monetary Authority
Council of Lloyd's	The governing body for Lloyd's of London
COSO	Committee of Sponsoring Organizations of the Treadway Commission
Commutation	An agreement between a ceding insurer and the reinsurer that provides for the valuation, payment, and complete discharge of all obligations between the parties under a particular reinsurance contract
DDR	Death, disability and retirement
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act
DPAC	Deferred policy acquisition costs
Eastern Re	Eastern Re, LTD, S.P.C.
EBUB	Earned, but unbilled premium
ERM	Enterprise Risk Management
FAL	Funds at Lloyd's
FASB	Financial Accounting Standards Board
FHLB	Federal Home Loan Bank
FIO	Federal Insurance Office
GAAP	Generally accepted accounting principles in the United States of America
HCPL	Healthcare professional liability
IBNR	Incurred but not reported
IRS	Internal Revenue Service
LAE	Loss adjustment expense
LLC	Limited liability company
Lloyd's	Lloyd's of London market
LOC	Letter of Credit
LP	Limited partnership
Medical technology liability	Medical technology and life sciences products liability
Model Holding Co. Law	Model Insurance and Holding Company System Regulatory Act and Regulation
NAIC	National Association of Insurance Commissioners
NAV	Net asset value
NRSRO	Nationally recognized statistical rating organization
NYSE	New York Stock Exchange
OCI	Other comprehensive income (loss)
ORSA	Risk Management and Own Risk and Solvency Assessment Model Act
OTTI	Other-than-temporary impairment
PCAOB	Public Company Accounting Oversight Board
ProAssurance Plan	Non-qualified deferred compensation plan
ProAssurance Savings Plan	Defined contribution savings and retirement plan
Revolving Credit Agreement	ProAssurance's $250 million revolving credit agreement

Term	Meaning
ROE	Return on equity
SAP	Statutory accounting principles
SEC	Securities and Exchange Commission
SPC	Segregated portfolio cell
Specialty P&C	Specialty Property and Casualty
Syndicate 1729	Lloyd's of London Syndicate 1729
Syndicate Credit Agreement	Unconditional revolving credit agreement with the Premium Trust Fund of Syndicate 1729
TRIA	Federal Terrorism Risk Insurance Act
U.K.	United Kingdom of Great Britain and Northern Ireland
ULAE	Unallocated loss adjustment expense
VIE	Variable interest entity

General Information
Throughout this report, references to ProAssurance, “we,” “us,” “our” or "the Company" refer to ProAssurance Corporation and its consolidated subsidiaries. Because ProAssurance is an insurance holding company and certain terms and phrases common to the insurance industry are used in this report that carry special and specific meanings, we encourage you to read the Glossary of Selected Insurance and Related Financial Terms posted on our website on the Investor Relations page under Other Information (www.proassurance.com/glossary).
Caution Regarding Forward-Looking Statements
Any statements in this Form 10-K that are not historical facts are specifically identified as forward-looking statements. These statements are based upon our estimates and anticipation of future events and are subject to significant risks, assumptions and uncertainties that could cause actual results to vary materially from the expected results described in the forward-looking statements. Forward-looking statements are identified by words such as, but not limited to, "anticipate," "believe," "estimate," "expect," "hope," "hopeful," "intend," "likely," "may," "optimistic," "possible," "potential," "preliminary," "project," "should," "will" and other analogous expressions. There are numerous factors that could cause our actual results to differ materially from those in the forward-looking statements. Thus, sentences and phrases that we use to convey our view of future events and trends are expressly designated as forward-looking statements as are sections of this Form 10-K that are identified as giving our outlook on future business.
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

•	changes in the interest and tax rate environment;
•	changes in U.S. laws or government regulations regarding financial markets or market activity that may affect the U.S. economy and our business;
•	changes in the ability of the U.S. government to meet its obligations that may affect the U.S. economy and our business;
•	performance of financial markets affecting the fair value of our investments or making it difficult to determine the value of our investments;
•	changes in requirements or accounting policies and practices that may be adopted by our regulatory agencies, the FASB, the SEC, the PCAOB or the NYSE that may affect our business;
•	changes in laws or government regulations affecting the financial services industry, the property and casualty insurance industry or particular insurance lines underwritten by our subsidiaries;
•
the effect on our insureds, particularly the insurance needs of our insureds, and our loss costs, of changes in the healthcare delivery system and/or changes in the U.S. political climate that may affect healthcare policy or our business;

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

•	the impact of a catastrophic event, as it relates to both our operations and our insured risks;
•	the impact of acts of terrorism and acts of war;
•	the effects of terrorism-related insurance legislation and laws;
•	guaranty funds and other state assessments;
•	our ability to achieve continued growth through expansion into new markets or through acquisitions or business combinations;
•	changes to the ratings assigned by rating agencies to our insurance subsidiaries, individually or as a group;
•	provisions in our charter documents, Delaware law and state insurance laws may impede attempts to replace or remove management or may impede a takeover;
•	state insurance restrictions may prohibit assets held by our insurance subsidiaries, including cash and investment securities, from being used for general corporate purposes;
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

Additional risks, assumptions and uncertainties that could arise from our membership in the Lloyd's of London market and our participation in Syndicate 1729 include, but are not limited to, the following:

•	members of Lloyd's are subject to levies by the Council of Lloyd's based on a percentage of the member's underwriting capacity, currently a maximum of 3%, but can be increased by Lloyd's;
•
Syndicate operating results can be affected by decisions made by the Council of Lloyd's which the management of Syndicate 1729 has little ability to control, such as a decision to not approve the business plan of Syndicate 1729, or a decision to increase the capital required to continue operations, and by our obligation to pay levies to Lloyd's;

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

PART I
ITEM 1. BUSINESS
Overview
ProAssurance Corporation is a holding company for property and casualty insurance companies. For the year ended December 31, 2016, our net premiums written totaled $738.5 million, and at December 31, 2016 we had Total Assets of $5.1 billion and $1.8 billion of Shareholders' Equity. Our vision is to be the best in the world at understanding and providing solutions for the risks our customers encounter as healers, innovators, employers and professionals. Through an integrated family of specialty companies, products and services, we will be a trusted partner enabling those we serve to focus on their vital work. As the employer of choice, we embrace every day as a singular opportunity to reach for extraordinary outcomes, build and deepen superior relationships, and accomplish our mission with infectious enthusiasm and unbending integrity. Our wholly owned insurance subsidiaries provide professional liability insurance for healthcare professionals and facilities, professional liability insurance for attorneys, liability insurance for medical technology and life sciences risks, workers' compensation insurance, and we are the majority capital provider for Lloyd's of London Syndicate 1729, which writes a range of property and casualty insurance and reinsurance lines.
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
Our Strategy
Our main business objective is to generate attractive total return for our shareholders. The basic components of our strategy for achieving this objective are as follows:

•
Provide specialized healthcare-centric expertise to meet evolving demands in the healthcare market place. Through our focus on healthcare, we provide traditional liability insurance products to healthcare providers in a number of professions. We also leverage our reach, expertise and financial strength to provide innovative and customized products to meet the risk management needs of larger organizations or groups.

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

•
Emphasize risk management. We seek to reduce risk at the corporate level by actively managing our enterprise risk and by maintaining strong internal controls. We also emphasize the importance of risk management to our insureds and offer them training in the use of risk reduction tools and techniques.

•
Manage claims effectively. Our experienced claims teams have industry and insurance expertise that, with our extensive local knowledge, allows us to resolve claims in an effective manner, considering the circumstances of each claim. When practical, we utilize formalized claims management processes and protocols as a means of reducing claim costs.

•
Provide superior customer service. Our mission statement, "We exist to Protect Others", goes hand-in-hand with our corporate brand promise, "Treated Fairly." Our employees demonstrate our core values of integrity, relationships, leadership and enthusiasm every day and are focused on meeting the needs of our customers.

•
Maintain a conservative investment strategy. We believe that we follow a conservative investment strategy designed to emphasize the preservation of our capital and provide adequate liquidity for the prompt payment of claims. Our investment portfolio consists primarily of investment-grade, fixed-maturity securities of short-to medium-term duration.

•	Maintain financial stability. We are committed to maintaining claims paying ratings of "A" or better from major rating agencies.
Organization and Segment Information
We operate through multiple insurance organizations and report our operating results in four segments, as follows:

•	Specialty Property and Casualty Segment - This segment includes our professional liability business and our medical technology and life sciences business.

•	Workers' Compensation Segment - This segment includes our workers' compensation business which we provide for employers, groups and associations.

•	Lloyd's Syndicate Segment - This segment includes operating results from our participation in Lloyd's Syndicate 1729.

•
Corporate Segment - This segment includes our investment operations, interest expense and U.S. income taxes, all of which are managed at the corporate level with the exception of investment assets solely allocated to Syndicate 1729, as well as non-premium revenues generated outside of our insurance entities.

Gross Premiums Written
Gross premiums written for the years ended December 31, 2016, 2015 and 2014 were comprised as follows:

	Year Ended December 31
($ in thousands)	2016		2015		2014
Specialty P&C (1)	$535,725	64%	$526,296	65%	$532,608	69%
Workers' Compensation	247,940	30%	243,608	30%	225,363	29%
Syndicate 1729 (2)	65,157	8%	56,929	7%	33,731	4%
Inter-segment revenues (2)	(13,808)	(2%)	(14,615)	(2%)	(12,093)	(2%)
Total	$835,014	100%	$812,218	100%	$779,609	100%
(1) Primarily comprised of one-year term policies, but includes premium related to policies with a two-year term of $21.9 million in 2016, $29.7 million in 2015 and $19.9 million in 2014.

(2)
Our written premium includes our 58% share of premiums written by Syndicate 1729, including casualty premium assumed by Syndicate 1729 from our Specialty P&C segment. We eliminate this inter-segment revenue.

We do not allocate assets to segments because investments and other assets are not managed at the segment level. Additional detailed information regarding premium by individual product type within each of our insurance segments is provided in Item 7, Management's Discussion and Analysis, Results of Operations, under the heading "Premiums Written."
Our insurance exposures are primarily within the U.S. As a result of our participation in Syndicate 1729, we had net written premium of $12.2 million in 2016, $4.7 million in 2015 and $1.9 million in 2014 associated with insurance exposures outside of the U.S.

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
We utilize independent agencies and brokers as well as an internal sales force to write our HCPL business. For the year ended December 31, 2016, approximately 64% of our HCPL gross premiums written were produced through independent insurance agencies or brokers. The agencies and brokers we use typically sell through professional liability insurance specialists who are able to convey the factors that differentiate our professional liability insurance products. In 2016, our ten largest agents or brokers produced approximately 24% of our healthcare related professional liability premium; individually, no one agency produced more than 10% of our healthcare related professional liability premium.
In marketing our professional liability products we emphasize our financial strength, product flexibility, excellent claims and underwriting services, and risk resource services. We market our insurance products through our direct sales force and through our agents as well as direct mailings and advertising in industry-related publications. We also are involved in professional societies and related organizations and support legislation that will have a positive effect on healthcare and legal liability issues. We maintain regional underwriting centers which permit us to consistently provide a high level of customer service to both small and large accounts.
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
We also provide professional liability coverage to attorneys, but this is a less significant portion of our business, accounting for approximately 3% of our 2016 gross premiums written.
During 2016, we expanded our alternative market solutions by writing new healthcare premium in certain SPCs. All or a portion of the premium written is ceded to Eastern Re, our wholly owned reinsurance subsidiary domiciled in the Cayman Islands. Total alternative market premium written in this segment during 2016 was approximately $4.1 million of which 100% was ceded to the SPCs operated through Eastern Re. Our Specialty P&C segment does not currently participate in the cells that write HCPL premium, and therefore retains no underwriting profit or loss on the business ceded to Eastern Re. However, we receive ceding commissions on the premium written which totaled $0.7 million in 2016.
Medical Technology and Life Sciences Insurance
Our medical technology liability business offers products-completed operations liability as well as errors and omissions liability insurance policies for medical technology and life sciences companies. These companies manufacture or distribute products that are almost all regulated by the U.S. Food and Drug Administration or similar regulatory authorities in foreign jurisdictions. Products insured include imaging and non-invasive diagnostic medical devices, orthopedic implants, pharmaceuticals, clinical lab instruments, medical instruments and surgical supplies, dental products, and animal pharmaceuticals and medical devices. We also provide coverage for sponsors of clinical trials and contract manufacturers.
Underwriting decisions for our medical technology liability coverages consider the type of risk, the amount of coverage being sought, the expertise and experience of the applicant, and the expected volume of product sales. Close to 100% of our medical technology liability business is written through independent brokers. In 2016, our top ten largest brokers generated approximately 46% of our medical technology liability gross written premium, with no one broker representing more than 13%. We do not appoint agents for our medical technology liability business.
Our medical technology liability claims are managed and primarily processed in Chantilly, Virginia. We strongly defend these claims, with a negotiated settlement being the most frequent means of resolution.

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

•
Alternative market workers’ compensation solutions provided to individual companies, groups and associations whereby the premium written is 100% ceded to Eastern Re or an unaffiliated captive insurer. Of our total alternative market premiums written, approximately 90% in 2016 and 89% in 2015 was ceded to SPCs operated through Eastern Re. Each SPC is owned, fully or in part, by an agency or insured group or association, hereafter referred to as cell participants. The SPC is operated solely for the benefit of cell participants of that particular cell, and the pool of assets of one segregated portfolio cell are statutorily protected from the creditors of any other SPC. The underwriting results and investment income of the segregated portfolio cells are shared with the cell participants in accordance with the terms of the cell agreements. We participate to a varying degree in the results of selected SPCs. Our ownership interest in the SPCs in which we participate is as low as 25% and as high as 100%.

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
Lloyd's Syndicate Segment
We are the majority (58%) capital provider to Syndicate 1729, which began writing business as of January 1, 2014. The remaining capital for Syndicate 1729 is provided by unrelated third parties, including private names and other corporate members. We have a total capital commitment to support Syndicate 1729 through 2019 of up to $200 million. For the 2017 underwriting year, we satisfied our capital commitment with investment securities deposited with Lloyd's which at December 31, 2016 had a fair value of approximately $97.1 million. Syndicate 1729 covers a range of property and casualty insurance and reinsurance lines, primarily for risks within the U.S., and has a maximum underwriting capacity of £100 million (approximately $123.4 million at December 31, 2016) for the 2017 underwriting year, of which £57.6 million (approximately $71.1 million at December 31, 2016) is our allocated underwriting capacity as a corporate member.
Corporate Segment
Our Corporate segment includes investment operations managed at the Corporate level, except investment assets solely allocated to Syndicate 1729 operations, non-premium revenues generated outside of our insurance entities, and corporate expenses, including interest expense and U.S. income taxes. We apply a consistent management strategy to the entire investment portfolio managed at the Corporate level. Accordingly, we report those investment results and net realized investment gains and losses within our corporate segment. Our overall investment strategy is to maximize current income from our investment portfolio while maintaining safety, liquidity, duration targets and portfolio diversification. The portfolio is generally managed by professional third-party asset managers whose results we monitor and evaluate. The asset managers typically have the authority to make investment decisions within the asset classes they are responsible for managing, subject to our investment policy and oversight, including a requirement that available-for-sale securities in a loss position cannot be sold without specific authorization from us. See Note 4 of the Notes to Consolidated Financial Statements for more information on our investments.
Competition
The marketplace for all our lines of business is very competitive. Within the U.S. our competitors are primarily domestic insurance companies and range from large national insurers whose financial strength and resources may be greater than ours to smaller insurance entities that concentrate on a single state and as a result have an extensive knowledge of the local markets.

Additionally, there are many providers, domestic and international, of alternative risk management solutions. Syndicate 1729, which is based in the U.K., faces significant competition from other Lloyd's syndicates as well as other international and domestic insurance and reinsurance firms operating in the country of the insured. Competitive distinctions include pricing, size, name recognition, service quality, market commitment, market conditions, breadth and flexibility of coverage, method of sale, financial stability, ratings assigned by rating agencies and regulatory conditions.
The changing healthcare environment within the U.S. during the past few years is providing both increased competitive challenges and opportunities for our largest segment, the Specialty P&C segment. Many physicians now practice as employees of larger healthcare entities. Further, healthcare services are increasingly provided by professionals other than physicians and outside of a traditional hospital or clinic setting. Such trends are widely expected to continue. Larger healthcare entities have customer service and risk management needs that differ from the traditional solo or small physician groups. Larger entities are more likely to combine risks such as workers' compensation and professional liability when purchasing insurance and are also more likely to manage all or a part of their risk through alternative insurance mechanisms. We have addressed these issues by enhancing our existing hospital/physician insurance programs, expanding our coverage of healthcare providers other than physician or hospitals, expanding our coverages to include workers' compensation and product liability, and by enhancing our customer service capabilities, particularly with regard to the needs of larger accounts. We have also increased our focus on offering unique, joint or cooperative insurance programs that are attractive to larger healthcare entities.
The workers’ compensation industry is highly competitive in the geographic markets in which we operate. Price competition, including the leveraging of workers’ compensation business by multi-line insurers, adversely impacted our renewal retention rate during 2016, and we expect the price competition to continue in 2017. We believe our product offerings allow us to provide flexibility in offering workers’ compensation solutions to our customers at a competitive price. In addition, we believe that our claims handling and risk resource services are attractive to our customers and provide us with a competitive advantage even when our pricing is higher than our competitors.
We recognize the importance of providing our products at competitive rates, but we do not price our products at rates that will not permit us to meet our profit targets. We base our rates on current loss projections, maintaining a long-term focus even when this approach reduces our top line growth. We believe that our size, reputation for effective claims management, unique customer service focus, multi-state presence, and broad spectrum of coverages offered provides us with competitive advantages, even as the needs of our insureds change.
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
Insurance Regulatory Matters
We are subject to regulation under the insurance and insurance holding company statutes of various jurisdictions, including the domiciliary states of our insurance subsidiaries and other states in which our insurance subsidiaries do business. Our insurance subsidiaries are primarily domiciled in the U.S. Our states of domicile include Alabama, Illinois, Michigan, Pennsylvania, and Vermont. Our foreign jurisdictions include our reinsurance operations based in the Cayman Islands, a territory of the U.K., and, through our participation in Syndicate 1729, our insurance and reinsurance operations based in the U.K.
United States
Our insurance subsidiaries are required to file detailed annual statements in their states of domicile, with the NAIC and, in some cases, with the state insurance regulators in each of the states in which they do business. The laws of the various states establish agencies with broad authority to regulate, among other things, licenses to transact business, premium rates for certain types of coverage, trade practices, agent licensing, policy forms, underwriting and claims practices, reserve adequacy, transactions with affiliates, and insurer solvency. Such regulations may hamper our ability to meet operating or profitability goals, including preventing us from establishing premium rates for some classes of insureds that adequately reflects the level of risk assumed for those classes. Many states also regulate investment activities on the basis of quality, distribution and other quantitative criteria. States have also enacted legislation, typically based in whole or in part on NAIC model laws, which regulates insurance holding company systems, including acquisitions, the payment of dividends, the terms of affiliate transactions, enterprise risk and solvency management, and other related matters.
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
Statutory Accounting and Reporting
Insurance companies are required to file detailed quarterly and annual reports with state insurance regulators in their state of domicile and each of the states in which they do business. Their business and accounts are subject to examination by such regulators at any time. The financial information in these reports is prepared in accordance with SAP. Insurance regulators periodically examine each insurer’s adherence to SAP, financial condition, and compliance with insurance department rules and regulations.
Regulation of Dividends and Other Payments from Our Operating Subsidiaries
Our U.S. operating subsidiaries are subject to various state statutory and regulatory restrictions that limit the amount of dividends or distributions an insurance company may pay to its shareholders, including our insurance holding company, without prior regulatory approval. Generally, dividends may be paid only out of unassigned earned surplus. In every case, surplus subsequent to the payment of any dividends must be reasonable in relation to an insurance company’s outstanding liabilities and must be adequate to meet its financial needs.
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
Risk-Based Capital and Risk Assessment
In order to enhance the regulation of insurer solvency, each state of domicile in accordance with an NAIC-defined formula specifies risk-based capital requirements for property and casualty insurance companies. At December 31, 2016, all of ProAssurance’s insurance subsidiaries substantially exceeded the minimum required risk-based capital levels.
In late 2010, the NAIC adopted the Model Holding Co. Law. The Model Holding Co. Law, as compared to previous NAIC guidance, increases regulatory oversight of and reporting by insurance holding companies, including reporting related to non-insurance entities, and requires reporting of risks affecting the holding company group. Additionally, in 2012 the NAIC adopted ORSA, which requires insurers to maintain a framework for identifying, assessing, monitoring, managing and reporting on the “material and relevant risks” associated with the insurer's (or insurance group's) current and future business plans. ORSA requires larger insurers, generally those with annual written premium volume greater than $1.0 billion as a group or $500 million as an individual insurer, to file an internal assessment of solvency with insurance regulators annually beginning in 2015. Although no specific capital adequacy standard is currently articulated in ORSA, it is possible that such standard will be developed over time. The Model Holding Co. Law and ORSA will be binding only if adopted by state legislatures and/or state insurance regulatory authorities and actual regulations adopted by any state may differ from that adopted by the NAIC. As of December 31, 2016, the Model Holding Co. Law and ORSA have been adopted by 40 states. ProAssurance did not meet ORSA filing criteria in 2016.
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
Assessment Funds
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
Certain states in which we write workers’ compensation insurance have established administrative and/or second injury funds that levy assessments against insurers that write business in their state. The assessments are generally based on insurer’s proportionate share of premiums or losses in a particular state, and the assessment rate can vary from year to year.
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

One of the federal government bodies created by the Dodd-Frank Act was the FIO which in December 2013 released a proposal on insurance modernization and improvement of the system of insurance regulation in the United States. Although the FIO is prohibited from directly regulating the business of insurance, it has authority to represent the United States in international insurance matters and has limited power to preempt certain types of state insurance laws. The proposal advocates significantly greater federal involvement in insurance regulation and identifies necessary reforms by the states to preclude further consideration of direct federal regulation. While the proposal does not necessarily imply that the federal government will displace state regulation completely, it does recommend more of a hybrid approach to insurance regulation. In response to the FIO proposal, the NAIC and a number of state legislatures have considered or adopted legislative proposals that alter and, in many cases, increase the authority of state agencies to regulate insurance companies and insurance holding company systems. We cannot predict whether the proposals will be adopted or what impact, if any, subsequently enacted laws might have on our business, financial condition or results of operations.
During 2016, Congress proposed the Financial Choice Act of 2016 which amends or repeals certain regulations in the Dodd-Frank Act, specifically modifying provisions related to insurance regulation. Revisions include the consolidation of two conflicting federal insurance positions into a single position established to advocate for the U.S. insurance industry at domestic and international levels, while preserving the traditional state-based system of insurance regulation. We are unable to predict with any certainty the effect that the Financial Choice Act, if passed, will have on our business.
Terrorism Risk Insurance Act
TRIA, initially enacted in 2002 and reauthorized in 2007 and 2015, ensures the availability of insurance coverage for certain acts of terrorism, as defined in the legislation. The 2015 reauthorization extended the program through 2020. TRIA currently provides that during 2017 a loss event must exceed $140 million to trigger coverage and that the federal government will reimburse 83% of an insurer’s losses in excess of the insurer’s deductible, up to the maximum annual federal liability of $100 billion. The event trigger will gradually increase to $200 million by 2020 and the reimbursement percentage will gradually decline to 80% by 2020. TRIA requires that we offer terrorism coverage to our commercial policyholders in our workers' compensation line of business, for which we may, when warranted, charge an additional premium. The policyholders may or may not accept such coverage.
International
Cayman Islands
Our SPC business operates through our subsidiary, Eastern Re, which is organized and licensed as a Cayman Islands unrestricted Class B insurance company. Eastern Re is subject to regulation by CIMA. Applicable laws and regulations govern the types of policies that Eastern Re can insure or reinsure, the amount of capital that it must maintain and the way it can be invested, and the payment of dividends without approval by the CIMA. Eastern Re is required to maintain minimum capital of approximately $200,000 and must receive approval from the CIMA before it can pay any dividends.
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
Enterprise Risk Management
As a large property and casualty insurance provider, we are exposed to many risks stemming from both our insurance operations and the environments in which we operate. Since certain risks can be correlated with other risks, an event or a series of events can impact multiple areas of the Company simultaneously and have a material effect on the Company's results of operations, financial position and/or liquidity. In response to these exposures we have implemented an ERM program. Our ERM program consists of numerous processes and controls that have been designed by our senior management with oversight by our Board of Directors and implemented across our organization. We utilize ERM to identify potential risks from all aspects of our operations and to evaluate these risks in a manner that is both prudent and balanced. Our primary objective is to develop a risk appetite that creates and preserves value for all of our stakeholders.
Employees
At December 31, 2016, we had 965 employees, none of whom were represented by a labor union. We consider our employee relations to be good.

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
The property and casualty insurance business is highly competitive. We compete in a fragmented market comprised of many insurers, ranging from smaller single state monoline insurers who have an extensive knowledge of local markets to large national insurers who offer multiple product lines and whose financial strength and resources may be greater than ours. In many instances, coverage we offer is also available through mutual entities whose ROE objectives may be lower than ours. Also, there are many opportunities for self-insurance and for participation in an alternative risk transfer mechanism, such as a captive insurer or a risk retention group.
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
As a property and casualty insurer we are exposed to claims arising out of catastrophes, primarily through our workers' compensation and Syndicate 1729 operations. Catastrophes can be caused by various events, including hurricanes, tsunamis, tornadoes, windstorms, earthquakes, hailstorms, explosions, flooding, severe winter weather and fires and may include man-made events, such as terrorist attacks or a widespread financial crisis. The incidence, frequency and severity of catastrophes are inherently unpredictable. While we use historical data and modeling tools to assess our potential exposure to catastrophic losses under various conditions and probability scenarios, such assessments do not necessarily accurately predict future losses or accurately measure our potential exposure. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event.
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
The process of estimating loss reserves is complex. Significant periods of time may elapse between the occurrence of an insured loss, the reporting of the loss by the insured and payment of that loss. Ultimate loss costs, even for claims with similar characteristics, can vary significantly depending upon many factors including but not limited to the nature of the claim, including whether the claim is an individual or a mass tort claim, the personal situation of the claimant or the claimant’s family, the outcome of jury trials, the legislative and judicial climate where the insured event occurred, general economic conditions and, for claims involving bodily injury, the trend of healthcare costs. Consequently, the loss cost estimation process requires actuarial skill and the application of judgment and such estimates require periodic revision. As part of the reserving process, we review the known facts surrounding reported claims as well as historical claims data and consider the impact of various factors such as:

•	for reported claims, the nature of the claim and the jurisdiction in which the claim occurred;

•	trends in paid and incurred loss development;

•	trends in claim frequency and severity;

•	emerging economic and social trends;

•	trends in healthcare costs for claims involving bodily injury;

•	inflation and levels of employment; and

•	changes in the regulatory, legal and political environment.
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
We cannot guarantee that our reinsurers will pay in a timely fashion or at all and as a result we could experience losses.
We transfer part of our risks to reinsurance companies in exchange for part of the premium we receive in connection with the risk. Although our reinsurance agreements make the reinsurer liable to us to the extent the risk is transferred, our liability to our policyholders remains our responsibility. Reinsurers may periodically dispute our demand for reimbursement from them based upon their interpretation of the terms of our agreements or may fail to pay us for financial or other reasons. If reinsurers refuse or fail to pay us or fail to pay on a timely basis, our financial results and/or cash flows could be adversely affected and could have a material effect on our results of operations in the period in which uncollectible amounts are identified.
At December 31, 2016 our Receivable from reinsurers on unpaid losses and loss adjustment expenses is $273.5 million and our Receivable from reinsurers on paid losses and loss adjustment expenses is $5.4 million. As of December 31, 2016 no reinsurer, on an individual basis, had an estimated net amount due which exceeded $26.0 million.

Our claims handling could result in a bad faith claim against us.
We have been sued from time to time for allegedly acting in bad faith during our handling of a claim. The damages claimed in actions for bad faith may include amounts owed by the insured in excess of the policy limits as well as consequential and punitive damages. Awards above policy limits are possible whenever a case is taken to trial. These actions have the potential to have a material and adverse effect on our financial condition and results of operations.
Changes in healthcare policy could have a material effect on our operations.
The ACA was enacted in March 2010, and many but not all of its provisions have become effective. To date, we do not believe that the primary provisions of ACA have directly affected our business. However, regulations to implement the law may be revised and the effect of currently enacted provisions may evolve over time. Specifically, the recent presidential and congressional elections in the U.S. could result in significant changes in, and uncertainty with respect to, legislation, regulation and government policy. While it is not possible to predict whether and when any such changes will occur, specific proposals discussed during and after the election included the repeal or material amendment of the ACA. Thus, the ACA may yet have unanticipated or indirect effects on our business or alter the risk and cost environments in which we and our insureds operate. These risks include: further increases in the number of physicians choosing to practice as a part of a larger healthcare organization that utilizes a self-insurance or alternative risk management solution for its HCPL needs; use of electronic medical records may lead to additional medical malpractice litigation or increase the cost of litigation; patient dissatisfaction may increase due to greater strain on the patient-physician relationship; overall healthcare costs may increase which would increase loss costs for claims involving bodily injury; and additional health conditions may be identified as work-related which could increase the number of workers' compensation claims. Conversely, it is anticipated that there will be growth in the number of ancillary healthcare providers that will become customers for HCPL products. We are unable to predict with any certainty the effect that ACA or future related legislation will have on our insureds or our business.
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
One of the federal government bodies created by the Dodd-Frank Act was the FIO which, in December 2013, released a proposal on insurance modernization and improvement of the system of insurance regulation in the United States. Although the FIO is prohibited from directly regulating the business of insurance, it has authority to represent the United States in international insurance matters and has limited power to preempt certain types of state insurance laws. The proposal advocates significantly greater federal involvement in insurance regulation and identifies necessary reforms by the states to preclude further consideration of direct federal regulation. While the proposal does not necessarily imply that the federal government will displace state regulation completely, it does recommend more of a hybrid approach to insurance regulation. We cannot predict whether the proposals will be adopted or what impact, if any, enacted laws may have on our business, financial condition or results of operations.
During 2016, Congress proposed the Financial Choice Act of 2016 which amends or repeals certain regulations in the Dodd-Frank Act, specifically modifying provisions related to insurance regulation. Revisions include the consolidation of two conflicting federal insurance positions into a single position established to advocate for the U.S. insurance industry at domestic and international levels, while preserving the traditional state-based system of insurance regulation. We are unable to predict with any certainty the effect that the Financial Choice Act, if passed, will have on our business.
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
Our top five states, Pennsylvania, Alabama, Indiana, Texas and Michigan, represented 42% of our direct premiums written for the year ended December 31, 2016. Moreover, on a combined basis, Pennsylvania, Alabama and Indiana accounted for 32%, 32%, and 31% of our direct premiums written for the years ended December 31, 2016, 2015 and 2014, respectively. Unfavorable business, economic or regulatory conditions in any of these states could have a disproportionately greater effect on us than they would if we were less geographically concentrated.
From time to time we may identify opportunities for growth through acquisitions. However, approval of acquisitions may not be granted or conditions of approval may adversely alter the expected value and benefits of the acquisition. In addition, expected benefits from acquisitions may not be achieved or may be delayed longer than expected.
Growth through the acquisition of other companies or books of business is opportunistic and sporadic. If we are able to identify a target for acquisition, state insurance regulation concerning change or acquisition of control could delay or prevent us from completing the acquisition. State insurance regulatory codes provide that the acquisition of “control” of a domestic insurer or of any person that directly or indirectly controls a domestic insurer cannot be consummated without the prior approval of the domiciliary insurance regulator. There is no assurance that we will receive such approval from the respective insurance regulator or that such approvals will not be conditioned in a manner that materially and adversely affects the aggregate economic value and business benefits expected to be obtained and cause us to not complete the acquisition.
The Company performs thorough due diligence before agreeing to a merger or acquisition; however, there is no guarantee that the procedures we perform will adequately identify all potential weaknesses or liabilities of the target company or potential risks to the consolidated entity.
There is also no guarantee that businesses acquired in the future will be successfully integrated. Ineffective integration of our businesses and processes may result in substantial costs or delays and adversely affect our ability to compete. The process of integrating an acquired company or business can be complex and costly, and may create unforeseen operating difficulties and expenditures. Potential problems that may arise include but are not limited to: business disruption, loss of customers and employees, the ineffective integration of underwriting, claims handling and actuarial practices, an increase in the inherent uncertainty of reserve estimates for a period of time until stable trends reestablish themselves within the combined organization, diversion of management time and resources to acquisition integration challenges, the cultural challenges associated with integrating employees, increased operating costs, assumption of greater than expected liabilities, or inability to achieve cost savings. Furthermore, claims may be asserted by either the policyholders or shareholders of any acquired entity related to payments or other issues associated with the acquisition and merger into the consolidated entity. Such claims may prove costly or difficult to resolve or may have unanticipated consequences.
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
Our principal operating subsidiaries hold favorable claims paying ratings with A.M. Best, Fitch and Moody’s. Claims-paying ratings are used by agents, brokers and customers as an important means of assessing the financial strength and quality of insurers. If our financial position deteriorates or the rating agencies significantly change the rating criteria that are used to determine ratings, we may not maintain our favorable financial strength ratings from the rating agencies. A downgrade or involuntary withdrawal of any such rating could limit or prevent us from writing desirable business.

The following table presents the claims paying ratings of our core insurance subsidiaries as of February 17, 2017.

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
Our success is dependent upon our ability to effectively design and execute our business strategy.
The Company depends upon the skill and work product of our officers and employees in executing our business strategy. While management and the Board monitor the strategic direction of the Company, strategic changes could be made that are not supportable by our capital base.
Our success is dependent upon our ability to adequately and appropriately serve our customers.
The operations of the Company are heavily dependent upon the delivery of superior customer service across a broad customer base, by which negative feedback from agents, insureds or internal staff could result in a loss of revenue for the Company.
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
Our Board regularly reviews succession planning relating to our Chief Executive Officer as well as other senior officers. Mr. Starnes, our Chief Executive Officer and President, executed an amendment to his employment agreement effective June 1, 2015, which extends his service 5 years from the date of the agreement.

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
The voting structure of common stock and other provisions of our certificate of incorporation are intended to encourage a person interested in acquiring us to negotiate with and to obtain the approval of the Board in connection with a transaction. However, certain of these provisions may discourage our future acquisition, including an acquisition in which stockholders might otherwise receive a premium for their shares. As a result, stockholders who might desire to participate in such a transaction may not have the opportunity to do so.
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
We are a holding company and are dependent on dividends and other payments from our operating subsidiaries, which may be subject to dividend restrictions.
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

The European Union's executive body, the European Commission, has implemented new capital adequacy and risk management regulations called Solvency II that apply to businesses within the European Union. Solvency II became effective January 1, 2016. Syndicate 1729 follows the Solvency II compliance guidelines set out by the Council of Lloyd's.
As a member of the Lloyd's market and a capital provider to Lloyd's Syndicate 1729 we are subject to certain risks which could affect us.
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
The assessments that we are required to pay to state associations may increase or our participation in mandatory risk retention pools could be expanded and our results of operations and financial condition could suffer as a result.
Each state in which we operate has separate insurance guaranty fund laws requiring admitted property and casualty insurance companies doing business within their respective jurisdictions to be members of their guaranty associations. These associations are organized to pay covered claims (as defined and limited by the various guaranty association statutes) under insurance policies issued by insurance companies that have become insolvent. Most guaranty association laws enable the associations to make assessments against member insurers to obtain funds to pay covered claims after a member insurer becomes insolvent. These associations levy assessments (up to prescribed limits) on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the covered lines of business in that state. Maximum assessments generally vary between 1% and 2% of annual premiums written by a member in that state. Some states permit member insurers to recover assessments paid through surcharges on policyholders or through full or partial premium tax offsets, while other states permit recovery of assessments through the rate filing process. We had no significant guaranty fund recoupments or assessments in 2016, 2015 or 2014. Our practice is to accrue for insurance insolvencies when notified of assessments. We are not able to reasonably estimate assessments or develop a meaningful range of possible assessments prior to notice because the guaranty funds do not provide sufficient information for development of such estimates or ranges.
Certain states in which we write workers’ compensation insurance have established administrative and/or second injury funds that levy assessments against insurers that write business in their state. The assessments are generally based an insurer’s proportionate share of premiums or losses in a particular state, and the assessment rate can vary from year to year.
Risk pooling mechanisms have been established in certain states that offer insurance coverage to individuals or entities who are otherwise unable to purchase coverage from private insurers. Authorized property and casualty insurers in these states are generally required to share in the underwriting results of these pooled risks, which are typically adverse. Should our mandatory participation in such pools be increased or if the assessments from such pools increased, our results of operations and financial condition would be negatively affected, although that was not the case in 2016, 2015 or 2014.

Our investment results will fluctuate as interest rates change.
Our investment portfolio is primarily comprised of interest-earning assets, marked to fair value each period. Thus, prevailing economic conditions, particularly changes in market interest rates, may significantly affect our results of operations. Significant movements in interest rates potentially expose us to lower yields or lower asset values. Changes in market interest rate levels generally affect our net income to the extent that reinvestment yields are different than the yields on maturing securities. Changes in interest rates also can affect the value of our interest-earning assets, which are principally comprised of fixed and adjustable-rate investment securities. Generally, the values of fixed-rate investment securities fluctuate inversely with changes in interest rates. Interest rate fluctuations could affect our stockholders’ equity, income and/or cash flows.
Our investments are subject to credit, prepayment and other risks.
A significant portion of our total assets ($3.9 billion or 78%) at December 31, 2016 are financial instruments whose value can be significantly affected by economic and market factors beyond our control including, among others, the unemployment rate, the strength of the domestic housing market, the price of oil, changes in interest rates and spreads, consumer confidence, investor confidence regarding the economic prospects of the entities in which we invest, corrective or remedial actions taken by the entities in which we invest, including mergers, spin-offs and bankruptcy filings, the actions of the U.S. government, and global perceptions regarding the stability of the U.S. economy. Adverse economic and market conditions could cause investment losses or other-than-temporary impairments of our securities, which could affect our financial condition, results of operations, or cash flows.
At December 31, 2016 approximately 9% of our investment portfolio was invested in mortgage and asset-backed securities. We utilize ratings determined by NRSROs (Moody’s, Standard & Poor’s, and Fitch) as an element of our evaluation of the creditworthiness of our securities. The ratings are subject to error by the agencies; therefore, we may be subject to additional credit exposure should the rating be misstated.
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
At December 31, 2016 the fair value of our state/municipal portfolio was $0.8 billion (amortized cost basis of $0.8 billion). While our state/municipal portfolio had a high credit rating (AA on average), which indicates a strong ability to pay, there is no assurance that there will not be a credit related event which would cause fair values to decline. An economic downturn could lessen tax receipts and other revenues in many states and their municipalities. Prospectively, if tax rates were to decrease, the overall attractiveness of owning municipal bonds may decline and impact the market valuations.
Our tax credit partnership interests are subject to risks related to the potential forfeiture of the tax credits and all or a portion of the previously claimed tax credits. Loss of all or a portion of the tax credits might occur if the property owner fails to meet the specified requirements of planning and constructing or, in the case of the qualified affordable housing project tax credits, fails to operate the property as required or below expected capacity. Prospectively, if tax rates were to decrease the utilization of our tax credits may take longer than anticipated. While this would not impact the amount of tax credits we receive, a delay in recognition could be impactful from an economic perspective due to the time value of money. At December 31, 2016 the carrying value of our tax credit partnership interests was approximately $113.8 million.
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
We determine the fair value of our investments using quoted exchange or over-the-counter prices, when available. At December 31, 2016, we valued approximately 20% of our investments in this manner. When exchange or over-the-counter quotes are not available, we estimate fair values based on broker dealer quotes and various other valuation methodologies, which may require us to choose among various input assumptions and which requires us to utilize judgment. At December 31, 2016 approximately 68% of our investments were valued in this manner. When markets exhibit significant volatility, there is more risk that we may utilize a quoted market price, broker dealer quote, valuation technique or input assumption that results in a fair value estimate that is either over or understated as compared to actual amounts that would be received upon disposition or maturity of the security. At December 31, 2016 approximately 6% of our investments are investment funds which measure fund assets at fair value on a recurring basis and provide us with a NAV for our interest. As a practical expedient, we consider the NAV provided to approximate the fair value of the interest. NAV is provided by the asset managers and in some cases estimates are used for valuation and are subject to variations depending on those estimates.

Our Board may decide that our financial condition does not allow the continued payment of a quarterly cash dividend, or requires that we reduce the amount of our quarterly cash dividend.
Our Board approved a cash dividend policy in September 2011, and most recently paid a $5.00 per share dividend for the three months ended December 31, 2016, which included a $4.69 special dividend. However, any decision to pay future cash dividends is subject to the Board’s final determination after a comprehensive review of the Company’s financial performance, future expectations and other factors deemed relevant by the Board.
Our ability to issue additional debt or letters of credit or other types of indebtedness on terms consistent with current debt is subject to market conditions, economic conditions at the time of proposed issuance, results of ratings reviews and the inclusion in certain bond indices of past and future issues. Also, our current credit agreement requires that our debt to capital ratio be 0.35 to 1.0 or less, and the issuance of debt by one of our insurance subsidiaries requires regulatory approval, both of which may limit or prohibit the issuance of additional debt.
During 2013 we issued $250 million of unsecured Senior Notes Payable due in 2023 at a 5.3% interest rate. There is no guarantee that additional debt could be issued on similar terms in the future as rates available to us may change due to changes in the economic climate or shifts in the yield curve may occur or an increase in our level of debt may result in rating agencies lowering our debt rating. Also, our insurance subsidiaries must obtain regulatory approval before incurring additional debt. A further restriction is that our Revolving Credit Agreement requires that our consolidated debt to capital ratio (0.20 to 1.0 at December 31, 2016) be 0.35 to 1.0 or less.
Resolution of uncertain tax matters and changes in tax laws or taxing authority interpretations of tax laws could result in actual tax benefits or deductions that are different than we have estimated, both with regard to amounts recognized and the timing of recognition. Such differences could affect our results of operations or cash flows.
Our provision for income taxes, our recorded tax liabilities and net deferred tax assets, including any valuation allowances, are recorded based on estimates. These estimates require us to make significant judgments regarding a number of factors, including, among others, the applicability of various federal and state laws, the interpretations given to those tax laws by taxing authorities, courts and the Company, the timing of future income and deductions, and our expected levels and sources of future taxable income. We believe our tax positions are supportable under current tax laws and that our estimates are prepared in accordance with GAAP. Additionally, from time to time, due to changes in economic and/or political conditions, there are changes in tax laws and interpretations of tax laws which could significantly change our estimates of the amount of tax benefits or deductions expected to be available to us in future periods. In either case, changes to our prior estimates would be reflected in the period changed and could have a material effect on our effective tax rate, financial position, results of operations and cash flow. The reinsurance portion of our workers' compensation business is domiciled in the Cayman Islands. Changes in Cayman Island tax laws could result in the loss of profitability of that business.
We are subject to U.S. federal and various state income taxes as well as U.K. related taxes. We are periodically under routine examination by various federal, state and local authorities regarding income tax matters and our tax positions could be successfully challenged; the costs of defending our tax positions could be considerable. Our estimate of our potential liability for known uncertain tax positions is reflected in our financial statements. As of December 31, 2016 we had a federal income tax payable of approximately $5.1 million. We also had a liability for unrecognized current tax benefits of $8.4 million, and we had a net deferred tax asset of approximately $10.3 million.
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
The Company's positive reputation is critical to its role as an insurance provider and as a publicly traded company. The Board adopted a Code of Ethics and Conduct and management is heavily focused on the integrity of our employees and third-party suppliers, agents or brokers. Illegal, unethical or fraudulent activities perpetrated by an employee or one of our third-party agencies or brokers for personal gain could expose the Company to a potential financial loss.
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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.
None.

ITEM 2.	PROPERTIES.
We own three office properties, all of which are unencumbered:

	Square Footage of Properties
Property Location	Occupied by ProAssurance	Leased or Available for Lease	Total
Birmingham, AL*	120,000	45,000	165,000
Franklin, TN	52,000	51,000	103,000
Okemos, MI	53,000	—	53,000
* Corporate Headquarters

ITEM 3.	LEGAL PROCEEDINGS.
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

W. Stancil Starnes
Mr. Starnes was appointed as Chief Executive Officer in 2007 and has served as the Chairman of the Board since 2008. In 2012 he was appointed President of ProAssurance. Mr. Starnes previously served as President, Corporate Planning and Administration of Brasfield & Gorrie, Inc., a large national commercial contractor. Prior to 2006, Mr. Starnes served as the Senior and Managing Partner of the law firm of Starnes & Atchison, LLP, where he was extensively involved with ProAssurance and its predecessors in the defense of healthcare professional liability claims for over 25 years. Mr. Starnes currently serves as a director of Infinity Property and Casualty Corporation, a public insurance holding company, where he serves on the Audit and Investment Committees. He is also on the Board of Directors of National Commerce Corporation, located in Birmingham, Alabama, where he serves as Chairman of the Nominating and Corporate Governance Committee, Chairman of the Pricing Committee and is a member of the Compensation Committee. (Age 68)

Howard H. Friedman
Mr. Friedman was appointed as President of our Healthcare Professional Liability Group in 2014, and is also our Chief Underwriting Officer and Chief Actuary. Mr. Friedman has previously served as a Co-President of our Professional Liability Group, Chief Financial Officer, Corporate Secretary, and as the Senior Vice President of Corporate Development. Mr. Friedman joined our predecessor in 1996. Mr. Friedman is an Associate of the Casualty Actuarial Society and a member of the American Academy of Actuaries. (Age 58)

Jeffrey P. Lisenby
Mr. Lisenby was appointed as an Executive Vice President in 2014 and is also our General Counsel, Corporate Secretary and head of the corporate Legal Department. Mr. Lisenby has previously served as Senior Vice President. Prior to joining ProAssurance, Mr. Lisenby practiced law privately in Birmingham, Alabama. Mr. Lisenby is a member of the Alabama State Bar and the United States Supreme Court Bar and is a Chartered Property Casualty Underwriter. (Age 48)

Edward L. Rand, Jr.
Mr. Rand was appointed as an Executive Vice President in 2014, President of our Medmarc subsidiary in 2016 and is also our Chief Financial Officer. Mr. Rand previously served as our Senior Vice President of Finance upon joining ProAssurance in 2004. Prior to joining ProAssurance, Mr. Rand was the Chief Accounting Officer and Head of Corporate Finance for PartnerRe Ltd. Prior to that time Mr. Rand served as the Chief Financial Officer of Atlantic American Corporation. (Age 50)

Frank B. O’Neil
Mr. O’Neil was appointed as our Senior Vice President and Chief Communications Officer in 2001. Mr. O’Neil has previously served as our Senior Vice President of Corporate Communications, having joined our predecessor in 1987. (Age 63)

Michael L. Boguski
Mr. Boguski is President of our Eastern subsidiary. Prior to the acquisition of Eastern, Mr. Boguski served as President and Chief Executive Officer of Eastern, and first joined Eastern in 1997. (Age 54)

Ross E. Taubman
Dr. Taubman is President and Chief Medical Officer of our PICA subsidiary. Prior to joining PICA, Dr. Taubman practiced podiatry for 26 years. During that time, Dr. Taubman served as Treasurer, Vice-President and President of the Maryland Podiatric Medical Association. Dr. Taubman is a diplomate in the American Board of Podiatric Surgery. (Age 59)

Kelly B. Brewer
Ms. Brewer was appointed as our Chief Accounting Officer in 2014 and has served as our Vice President of Finance since joining ProAssurance in 2008. Prior to joining ProAssurance, Ms. Brewer was a Senior Manager for PricewaterhouseCoopers for four years. Prior to that time Ms. Brewer served financial services clients in audit and forensic accounting engagements for five years. Ms. Brewer is a Certified Public Accountant. (Age 41)

We have adopted a Code of Ethics and Conduct that applies to our directors and executive officers, including but not limited to our principal executive officers, principal financial officer, and principal accounting officer. We also have share ownership guidelines in place to ensure that management maintains a significant portion of their personal investments in the stock of ProAssurance. Both our Code of Ethics and Conduct and our Share Ownership Guidelines are available on the Governance section of our website. Printed copies of these documents may be obtained from Frank O’Neil, Senior Vice President, ProAssurance Corporation, either by mail at P.O. Box 590009, Birmingham, Alabama 35259-0009, or by telephone at (205) 877-4400 or (800) 282-6242.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
At February 17, 2017, ProAssurance Corporation had 2,665 stockholders of record and 53,258,396 shares of common stock outstanding. ProAssurance’s common stock currently trades on the NYSE under the symbol “PRA.”

	2016		2015
Quarter	High	Low	High	Low
First	$51.05	$46.22	$46.56	$44.33
Second	53.55	47.73	46.93	43.73
Third	55.02	51.29	50.24	47.10
Fourth	62.85	50.75	53.42	48.24

	Dividends Declared		Dividends Paid
Quarter	2016	2015	2016	2015
First	$0.31	$0.31	$1.31	$2.96
Second	0.31	0.31	0.31	0.31
Third	0.31	0.31	0.31	0.31
Fourth*	5.00	1.31	0.31	0.31
* Includes a special dividend of $4.69 per common share in 2016 and $1.00 per common share in 2015.
The Board declared a quarterly dividend in each quarter of 2016 and 2015. The dividends were paid in the month after the quarter ended. The Board also declared special dividends of $4.69 and $1.00 per common share in the fourth quarters of 2016 and 2015, respectively, both of which were paid in January of the following year. Any decision to pay regular or special cash dividends in the future is subject to the Board’s final determination after a comprehensive review of financial performance, future expectations and other factors deemed relevant by the Board.
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

Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information regarding ProAssurance’s equity compensation plans as of December 31, 2016.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)		(c)
Equity compensation plans approved by security holders	694,314	$—	*	2,238,701
Equity compensation plans not approved by security holders	—	—		—
* No outstanding options as of December 31, 2016. Other outstanding share units have no exercise price.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs * (in thousands)
October 1 - 31, 2016	—	N/A	—	$109,643
November 1 - 30, 2016	—	N/A	—	$109,643
December 1 - 31, 2016	—	N/A	—	$109,643
Total	—	$—	—
* Under its current plan begun in November 2010, the ProAssurance Board of Directors has authorized $600 million for the repurchase of common shares or the retirement of outstanding debt. This is ProAssurance's only plan for the repurchase of common shares, and the plan has no expiration date.

ITEM 6. SELECTED FINANCIAL DATA.

	Year Ended December 31
(In thousands except per share data)	2016	2015	2014	2013	2012
Selected Financial Data (1)
Gross premiums written	$835,014	$812,218	$779,609	$567,547	$536,431
Net premiums earned	$733,281	$694,149	$699,731	$527,919	$550,664
Net investment income	$100,012	$108,660	$125,557	$129,265	$136,094
Equity in earnings (loss) of unconsolidated subsidiaries	$(5,762)	$3,682	$3,986	$7,539	$(6,873)
Net realized investment gains (losses)	$34,875	$(41,639)	$14,654	$67,904	$28,863
Other revenues	$7,808	$7,227	$8,398	$7,551	$7,106
Total revenues	$870,214	$772,079	$852,326	$740,178	$715,854
Net losses and loss adjustment expenses	$443,229	$410,711	$363,084	$224,761	$179,913
Net income (2)	$151,081	$116,197	$196,565	$297,523	$275,470
Net income per share:
Basic	$2.84	$2.12	$3.32	$4.82	$4.49
Diluted	$2.83	$2.11	$3.30	$4.80	$4.46
Weighted average shares outstanding:
Basic	53,216	54,795	59,285	61,761	61,342
Diluted	53,448	55,017	59,525	62,020	61,833
Balance Sheet Data, as of December 31
Total investments	$3,925,696	$3,650,130	$4,009,707	$3,941,045	$3,926,902
Total assets (3)	$5,065,181	$4,906,021	$5,167,375	$5,147,794	$4,876,103
Reserve for losses and loss adjustment expenses	$1,993,428	$2,005,326	$2,058,266	$2,072,822	$2,054,994
Debt less debt issuance costs (3)	$448,202	$347,858	$248,215	$247,695	$124,525
Total liabilities (3)	$3,266,479	$2,947,667	$3,009,431	$2,753,380	$2,605,523
Total capital	$1,798,702	$1,958,354	$2,157,944	$2,394,414	$2,270,580
Total capital per share of common stock outstanding	$33.78	$36.88	$38.17	$39.13	$36.85
Common stock outstanding, period end	53,251	53,101	56,534	61,197	61,624

(1)	Includes acquired entities since date of acquisition only.

(2)	Includes a gain on acquisition of $32.3 million for the year ended December 31, 2013 and a loss on extinguishment of debt of $2.2 million for the year ended December 31, 2012.

(3)	For all periods presented, Debt is shown net of unamortized debt issuance costs which were previously reported as a part of Other assets.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes to those statements which accompany this report. Throughout the discussion we use certain terms and abbreviations, which can be found in the Glossary of Terms and Acronyms at the beginning of this report. In addition, a glossary of insurance terms and phrases is available on the investor section of our website. Throughout the discussion, references to "ProAssurance," "PRA," "Company," "we," "us" and "our" refer to ProAssurance Corporation and its consolidated subsidiaries. The discussion contains certain forward-looking information that involves significant risks, assumptions and uncertainties. As discussed under the heading "Forward-Looking Statements," our actual financial condition and operating results could differ significantly from these forward-looking statements.
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
We report our results in four distinct segments, based on the operational focus of the segment. Our Specialty P&C segment includes our professional liability business and our medical technology liability business. Our Workers' Compensation segment includes workers' compensation insurance for employers, groups and associations. Our Lloyd's Syndicate segment reflects operating results from our 58% participation in Syndicate 1729, which underwrites risks over a wide range of property and casualty insurance and reinsurance lines in both the U.S. and international markets. Information regarding Lloyd's operations derived from U.K. based entities is reported on a quarter delay, although investment results associated with our FAL investments are reported concurrently as those results are available on an earlier time frame. Our Corporate segment includes our investment operations, which are managed at the corporate level, except results associated with investment assets solely allocated to Syndicate 1729 operations, non-premium revenues generated outside of our insurance entities, corporate expenses, interest and U.S. income taxes. Additional information regarding our segments is included in Note 15 of the Notes to Consolidated Financial Statements and in Part I.
Growth Opportunities and Outlook
We expect our long-term growth to come primarily through controlled expansion of our existing operations. In addition, from time to time, we may identify opportunities for growth through the acquisition of other service providers and books of business. Growth through acquisition is often opportunistic and cannot be predicted.
We operate in very competitive markets and face strong competition from other insurance companies for all of our insurance products. HCPL insurance represents a majority portion of our gross premiums written (55% in 2016, excluding tail) and the healthcare market has been trending toward the formation of larger medical practice groups and the employment of physicians by hospitals. Large medical groups and facilities frequently manage their healthcare professional liability exposure outside of the traditional first dollar insurance marketplace using self-insured mechanisms and other risk sharing arrangements. In response to these trends, we offer products designed to provide greater risk sharing options to hospitals and large physician groups.
In 2014, we strengthened our position in the healthcare liability space by acquiring Eastern, a provider of workers' compensation insurance. We have also been a consistent acquirer of other physician insurers, completing four acquisitions between 2009 and 2013 as well as acquiring an agency largely focused on the professional liability needs of allied healthcare providers, an insurer focused on the legal professional liability market and a mutual company that focused on medical technology liability insurance for companies that manufacture or distribute medical products. We continue to see new opportunities from each of the acquisitions and believe each will provide organic growth through expansion in their existing markets and relationships.
Late in 2013, we completed the process of becoming a corporate member of Lloyd's of London, an internationally recognized specialist insurance market. We are the majority (58%) capital provider to Syndicate 1729, which began insuring and reinsuring business as of January 1, 2014. Syndicate 1729 covers a range of property and casualty insurance and reinsurance lines, and has a maximum underwriting capacity of £100 million ($123.4 million at December 31, 2016) for the 2017 underwriting year, of which £57.6 million ($71.1 million at December 31, 2016) is our allocated underwriting capacity as a corporate member.
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

We particularly focus on our combined ratio and investment returns, both of which directly affect our ROE and growth in our book value. Historically we have targeted a long-term average ROE of 12% to 14%. Due to the current prevailing economic conditions in which we operate, including the persistent low interest rate environment, the soft pricing environment for our products, and over-capitalization within the insurance market, we were unable to achieve this target in 2014, 2015 and 2016. To the extent that these economic impediments persist, we believe that realization of this long-term ROE target will continue to prove difficult. Therefore, most recently, we have moved from a static ROE target to a more dynamic ROE target that is directly tied to the ten-year treasury rate. We are currently targeting a return of 700 basis points above this risk free rate of return.
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
As of December 31, 2016 our reserve is almost entirely comprised of long-tail exposures. The estimation of long-tailed losses is inherently difficult and is subject to significant judgment on the part of management. Due to the nature of our claims, our loss costs, even for claims with similar characteristics, can vary significantly depending upon many factors, including but not limited to the specific characteristics of the claim and the manner in which the claim is resolved. Long-tailed insurance is characterized by the extended period of time typically required to assess the viability of a claim, potential damages, if any, and to then reach a resolution of the claim. The claims resolution process may extend to more than five years. The combination of continually changing conditions and the extended time required for claim resolution results in a loss cost estimation process that requires actuarial skill and the application of significant judgment and such estimates require periodic modification.
Our reserve is established by management after taking into consideration a variety of factors including premium rates, claims frequency, historical paid and incurred loss development trends, the expected effect of inflation, general economic trends, the legal and political environment and the conclusions reached by our internal and consulting actuaries. We update and review the data underlying the estimation of our reserve for losses each reporting period and make adjustments to loss estimation assumptions that we believe best reflect emerging data. Both our internal and consulting actuaries perform an in-depth review of our reserve for losses on at least a semi-annual basis using the loss and exposure data of our insurance subsidiaries.
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
Our reserving process can be broadly grouped into three areas: the establishment of the initial reserve for risks assumed in business combinations (the acquired reserve), the establishment of the reserve for the current accident year (the initial reserve) and the re-estimation of the reserve for prior accident years (development of prior accident years). A summary of the activity in our net reserve for losses during 2016, 2015 and 2014 is provided in the Liquidity and Capital Resources and Financial Condition section that follows under the heading "Losses."
Acquired Reserve
The acquisition of Eastern on January 1, 2014 increased our loss reserve by $153.2 million which represented the fair value of Eastern's loss reserve at the time of the acquisition. The fair value of the reserve for losses and loss adjustment expenses and related reinsurance recoverables was based on an actuarial estimate of the expected future net cash flows, a reduction of those cash flows for the time value of money determined utilizing the U.S. Treasury Yield Curve, and a risk adjustment to reflect the net present value of profit that an investor would demand in return for the assumption of the associated risks. Expected net cash flows were derived from the expected loss payment patterns included in an actuarial analysis of Eastern's reserve performed as of December 31, 2013. The fair value of the reserve, including the risk margin discussed above, exceeded the undiscounted loss reserve previously established by Eastern by $9.3 million; this fair value adjustment is being amortized over the average expected life of the reserve of 6 years. The balance of the acquired reserve as of December 31, 2016 was $4.6 million.
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
Specialty P&C Segment. Professional and medical technology liability loss costs are impacted by many factors including but not limited to the nature of the claim, including whether or not the claim is an individual or a mass tort claim, the personal situation of the claimant or the claimant's family, the outcome of jury trials, the legislative and judicial climate where any potential litigation may occur, general economic conditions and, for claims involving bodily injury, the trend of healthcare costs. Within our Specialty P&C segment, for our HCPL business (77% of our consolidated gross reserve for losses and loss adjustment expenses for the year ended December 31, 2016), we set an initial reserve using the average loss ratio used in our pricing, plus an additional provision in consideration of the historical loss volatility we and others in the industry have experienced. For our HCPL business our target loss ratio during recent accident years approximated 75% and the provision for loss volatility has ranged from 8 to 10 percentage points, producing an overall average initial loss ratio for our HCPL business of approximately 85%. Most recently, our target loss ratio has more closely ranged from 77% to 78% and with the provision for loss volatility previously discussed the average initial loss ratio for our HCPL business has approximated 87%. The reasons for the higher loss provisions vary from period to period and have included additional loss activity within our surplus lines business, provisions for losses in excess of policy limits, adjustments to unallocated loss adjustment expenses, adjustment to the reserve for the death, disability and retirement provisions in our policies and additional losses recorded for particular exposures, such as mass torts. These specific adjustments are made if we believe the results for a given accident year are likely to exceed those anticipated by our pricing. We believe use of a provision for volatility appropriately considers the inherent risks and limitations of our rate development process and the historic volatility of professional liability losses (the industry has experienced accident year loss ratios as high as 163% and as low as 53% over the past 30 years) and produces a reasonable best estimate of the reserve required to cover actual ultimate unpaid losses. A similar practice is followed for our legal professional liability business (4% of our consolidated gross reserve for losses and loss adjustment expenses for the year ended December 31, 2016).
The risks insured in our medical technology liability business (6% of our consolidated gross reserve for losses and loss adjustment expenses for the year ended December 31, 2016) are more varied, and policies are individually priced based on the risk characteristics of the policy and the account. These policies often have significant deductibles or self-insured retentions and the insured risks range from startup operations to large, multinational entities. Premiums are established using our most recently developed actuarial estimates of losses expected to be incurred based on factors which include results from prior analysis of similar business, industry indications, observed trends and judgment. Claims in this line of business primarily involve bodily injury to individuals and are affected by factors similar to those of our HCPL line of business. For the medical technology liability business, we also establish an initial reserve using a loss ratio approach, including a provision in consideration of historical loss volatility that this line of business has exhibited.
Workers' Compensation Segment. Many factors affect the ultimate losses incurred for our workers' compensation coverages (12% of our consolidated gross reserve for losses and loss adjustment expenses for the year ended December 31, 2016) including but not limited to the type and severity of the injury, the age and occupation of the injured worker, the estimated length of disability, medical treatment and related costs, and the jurisdiction and workers' compensation laws of the injury occurrence. We use various actuarial methodologies, described below, in developing our workers’ compensation reserve, combined with a review of the exposure base generally based upon payroll of the insured. For the current accident year, given the lack of seasoned information, the different actuarial methodologies produce results with significant variability; therefore, more emphasis is placed on supplementing results from the actuarial methodologies with trends in exposure base, medical expense inflation, general inflation, severity, and claim counts, among other things, to select an expected loss ratio.
Lloyd's Syndicate Segment. Given the recent inception date for Syndicate 1729 (January 1, 2014) we are influenced by historical claims experience of the Lloyd's market for similar risks in estimating the appropriate initial reserves for our Lloyd's Syndicate segment. Loss assumptions by risk category were incorporated into the business plan submitted to Lloyd's for Syndicate 1729 with consideration given to loss experience incurred to date. We expect loss ratios to fluctuate from quarter to quarter as Syndicate 1729 writes more business and the book begins to mature. Loss ratios will also fluctuate due to the timing of earned premium adjustments. Such adjustments are the result of premiums for certain policies and assumed reinsurance contracts being reported subsequent to the coverage period and may be subject to adjustment based on loss experience. Premium and exposure for some of Syndicate 1729's insurance policies and reinsurance contracts are initially estimated and subsequently recorded over an extended period of time as reports are received under binding authority programs. When reports are received, the premium, exposure and corresponding loss estimates are revised accordingly. Changes in loss estimates due to premium or exposure fluctuations are incurred in the accident year in which the premium is earned.
Development of Prior Accident Years
In addition to setting the initial reserve for the current accident year, each period we reassess the amount of reserve required for prior accident years.
The foundation of our reserve re-estimation process is an actuarial analysis that is performed by both our internal and consulting actuaries. This very detailed analysis projects ultimate losses on a line of business, geographic, coverage layer and accident year basis. The procedure uses the most representative data for each partition, capturing its unique patterns of development and trends. In all there are 219 different partitions of our business for purposes of this analysis. We believe that the use of consulting actuaries provides an independent view of our loss data as well as a broader perspective on industry loss trends.
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
Bornhuetter-Ferguson Method. We use both the Paid and the Reported Bornhuetter-Ferguson methods. The Paid method assigns partial weight to initial expected losses for each accident year (initial expected losses being the first established case and IBNR reserves for a specific accident year) and partial weight to paid to date losses. The Reported method assigns partial weight to the initial expected losses and partial weight to current expected losses. The weights assigned to the initial expected losses decrease as the accident year matures.
Paid Development and Reported Development Methods. These methods use historical, cumulative losses (paid losses for the Paid Development Method, reported losses for the Reported Development Method) by accident year and develop those actual losses to estimated ultimate losses based upon the assumption that each accident year will develop to estimated ultimate cost in a manner that is analogous to prior years, adjusted as deemed appropriate for the expected effects of known changes in the claim payment environment (and case reserving environment for the Reported Development Method); and to the extent necessary, supplemented by analyses of the development of broader industry data.
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
For our Workers’ Compensation segment we utilize the various actuarial methodologies discussed above, with particular reliance on reported development, paid loss development and Bornhuetter-Ferguson, to develop our reserve for each accident year. The actuarial review includes the stratification of claims data (lost time claims, medical only claims) using different variations that allow us to identify trends that may not be readily identifiable if the data was evaluated only in the aggregate. Reported and paid loss development factors are key assumptions in the reserve estimation process and are based on our historical reported and paid loss development patterns. As accident years mature, the various actuarial methodologies produce more consistent loss estimates.
For our Lloyd's Syndicate segment we rely on actual loss experience on the book of business written by Syndicate 1729 to reflect loss development by accident year.
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
Although we remain uncertain regarding the ultimate severity trend to project into the future due to the long-tailed nature of our business, we have given consideration to observed loss costs in setting our rates. For our HCPL business this practice has resulted in rate reductions in recent years. For example, on average, excluding our podiatry business acquired in 2009, we have gradually reduced the premium rates we charge on our standard physician renewal business (our largest HCPL line) by approximately 17% from the beginning of 2006 to December 31, 2016. Loss ratios for the current accident years have thus remained fairly constant because expected loss reductions have been reflected in our rates.
Workers' Compensation. The projection of changes in claim severity trend has not historically been an influential factor affecting our workers' compensation analysis of reserves, as claims are typically resolved more quickly than the industry norm. As previously mentioned, the determination and calculation of loss development factors, in particular, the selection of tail factors which are used to extend the projection of losses beyond historical data, requires considerable judgment. These factors are determined in the absence of direct loss development history and thus require reliance upon industry data which may not be representative of the Company’s data and experience.
Loss Development
We recognized net favorable reserve development of $143.8 million for the year ended December 31, 2016, of which$137.2 million related to our Specialty P&C segment, $6.1 million related to our Workers' Compensation segment and $0.5 million related to our Lloyd's Syndicate segment.
Net favorable development recognized within the Specialty P&C segment was primarily attributable to the favorable resolution of HCPL claims during the period and an evaluation of established case reserves and paid claims data that indicated that the actual severity trend associated with the remaining HCPL claims is less than we had previously estimated. The Specialty P&C segment also reflected favorable development of $12.0 million attributable to our medical technology liability line of business and $9.4 million attributable to our legal professionals liability line of business for the year ended December 31, 2016.
Net favorable development recognized within the Workers' Compensation segment for 2016 included amortization of the purchase accounting fair value adjustment of $1.6 million within the traditional business; the remaining net favorable development of $4.6 million was attributable to our SPCs which are evaluated at the cell level. Because a relatively small number of claims are open per cell, the closing of claims can affect the actuarial projections for the remaining open claims in the cell to an extent that indicates development should be recognized for the cell.
Net favorable development of $0.5 million recognized within our Lloyd's Syndicate segment in 2016 was attributable to actual loss experience proving to have been better than the Lloyd's market historical averages for similar risks which were used to establish initial reserves.
Specialty P&C Segment
Professional Liability
Our professional liability line of business includes both our HCPL and legal professional lines, with our HCPL line representing the largest component of our reserve. In support of our concern that the decline in frequency will result in a higher severity trend for our HCPL claims, we saw our closed-with-indemnity-payment ratio (i.e., the number of claims closed with an indemnity or loss payment as compared to the total number of closed claims) for our claims increase from 10% in 2005 to 15% in 2016.
While this trend has been in keeping with our expectations, the anticipated increase in severity incorporated into our loss assumptions has not occurred. Rather, we have experienced lower than expected severity which has been the primary driver of the favorable development recognized in recent years.

The following table presents additional information about the loss development for our professional liability line of business:

($ in thousands)		2016		2015		2014
Accident Years	Estimated Ultimate Losses, Net of Reinsurance, December 31, 2016	Reserve Development (favorable) unfavorable	% of Known Claims Closed	Reserve Development (favorable) unfavorable	% of Known Claims Closed	Reserve Development (favorable) unfavorable	% of Known Claims Closed
2016	$391,613	N/A	17.6%	N/A	N/A	N/A	N/A
2015	394,916	$304	47.5%	N/A	18.0%	N/A	N/A
2014	385,255	(11,358)	71.8%	$1,546	51.7%	N/A	19.8%
2013	415,451	(10,501)	83.4%	(9,564)	72.8%	$14	53.4%
2012	419,535	(24,988)	92.0%	(21,199)	85.1%	(7,528)	73.2%
2011	410,000	(15,977)	94.0%	(24,147)	90.6%	(37,246)	84.5%
2010	401,961	(14,532)	97.6%	(17,966)	95.7%	(34,399)	91.8%
2009	349,789	(19,920)	98.4%	(25,851)	97.1%	(24,995)	94.9%
2008	343,770	(10,391)	99.1%	(16,758)	98.3%	(14,598)	97.5%
2007	339,217	(5,121)	99.4%	(10,938)	99.1%	(11,476)	98.7%
Prior to 2007	6,552,827	(13,162)		(22,411)		(38,627)
An extended period of time is required to get a clear estimate of the loss cost for a given accident year. As an example, looking at the 2011 accident year for our professional liability reserves, we had resolved 84.5% of the known claims by the end of 2014, 90.6% of the known claims by the end of 2015, and 94.0% of the known claims by the end of 2016. These statistics are based on the number of reported claims; since many non-meritorious claims are resolved early, percentages of ultimate loss payments known at the same points in time are considerably lower. A similar pattern can be seen in each open accident year as demonstrated in the above table.
Historically we have resolved more than 85% of our physician and hospital professional liability claims with no indemnity payment. As an accident year matures, the number of claims resolved with indemnity payments progressively increases. In a similar fashion, we typically expend more in loss adjustment expenses (legal fees) as claims mature.
At December 31, 2016, 2015 and 2014 management reserve estimates for the three most recent prior accident years (which have closed claim percentages at or below 85%) were influenced by the initial reserve estimate set for these years, moderated to reflect consideration of better than anticipated claims experience observed during the periods. Estimates for older accident years with higher percentages of closed claims were more heavily influenced by the more moderate severity trend, particularly with regard to claims closed during the periods.
This can be seen in looking at both the absolute amount of favorable reserve development recognized for the less developed accident years as well as the size of such development when compared to established ultimates for those same accident years at the end of the preceding calendar year. The following table provides this information for years ended December 31, 2016, 2015 and 2014 with respect to the three then most recent prior accident years:

($ in millions)	2016	2015	2014
Prior accident years	2013-2015	2012-2014	2011-2013
Net favorable development recognized for the specified years	$21.6	$29.2	$44.8
Development as a % of established ultimates, prior calendar year end	1.8%	2.3%	3.2%

Medical Technology Liability
Our medical technology liability line of business has not experienced the change in claim frequency previously described for HCPL. However, the nature of the risks insured and volatility of the loss experience in this line of business has produced more variable loss development, as presented in the following table:

($ in thousands)		2016		2015		2014
Accident Years	Estimated Ultimate Losses, Net of Reinsurance, December 31, 2016	Reserve Development (favorable) unfavorable	% of Known Claims Closed	Reserve Development (favorable) unfavorable	% of Known Claims Closed	Reserve Development (favorable) unfavorable	% of Known Claims Closed
2016	$14,124	N/A	26.4%	N/A	N/A	N/A	N/A
2015	14,097	(440)	60.0%	N/A	38.3%	N/A	N/A
2014	13,684	(845)	81.7%	$608	72.6%	N/A	48.6%
2013	9,461	(2,400)	87.7%	(171)	86.5%	($2)	74.1%
2012	10,533	(1,826)	90.5%	(1,097)	93.3%	1,891	84.8%
2011	14,789	(1,591)	72.0%	(2,315)	77.4%	(3,635)	75.8%
2010	24,266	(800)	90.6%	(2,104)	94.2%	(4,997)	94.9%
2009	22,807	(1,382)	92.2%	(1,551)	95.1%	(4,693)	95.4%
2008	42,358	(947)	97.2%	(3,341)	99.7%	2,997	99.7%
Prior to 2008	495,963	(1,282)		(1,726)		(3,492)
Approximately $5.8 million of the $11.5 million total net favorable development recognized in 2016 related to the 2011 to 2013 accident years. The development for the 2011 to 2013 accident years represents a 14.3% reduction to the ultimates established for those reserves at December 31, 2015. Approximately $10.4 million of the $11.7 million total net favorable development recognized in 2015 related to the 2008 to 2012 accident years. The development for the 2008 to 2012 accident years represents a 7.9% reduction to the ultimates established for those reserves at December 31, 2014. Approximately $10.3 million of the $11.9 million total net favorable development recognized in 2014 related to the 2008 to 2011 accident years. The development for the 2008 to 2011 accident years represents an 8.0% reduction to the ultimates established for those reserves at December 31, 2013.
In 2016, 2015 and 2014 the development was largely attributable to favorable results from claims closed during the year. As time has elapsed we have recognized that actual loss experience has on average been better than estimated. We have been cautious in recognizing the improvement, but as claims have matured and claims are closed or have become more certain for the remaining open claims, we have revised reserve estimates. We believe the need for a cautious approach is required as outcomes are uncertain and results can be significantly affected by outcomes for a small number of cases, as evidenced by the unfavorable experience shown for specific accident years in the table above.

Workers' Compensation Segment
Claims in our workers’ compensation line of business have historically closed at a faster rate than in our HCPL or medical technology liability lines of business. This faster disposition rate, along with a lower net retention after the application of reinsurance, has resulted in less volatility in loss estimates on a net basis. However, a change in the number of individually-severe claims can create volatility in a given accident year. The following table presents additional information about the loss development for our workers' compensation line of business:

($ in thousands)		2016		2015		2014
Accident Years	Estimated Ultimate Losses, Net of Reinsurance, December 31, 2016	Reserve Development (favorable) unfavorable	% of Known Claims Closed	Reserve Development (favorable) unfavorable	% of Known Claims Closed	Reserve Development (favorable) unfavorable	% of Known Claims Closed
2016	$146,209	N/A	41.3%	N/A	N/A	N/A	N/A
2015	139,328	($3,452)	82.6%	N/A	45.7%	N/A	N/A
2014	127,588	77	92.5%	($85)	83.1%	N/A	41.4%
2013	120,071	944	97.1%	1,520	93.0%	$1,519	82.9%
2012	100,764	(577)	98.4%	(739)	96.5%	(463)	93.6%
2011	95,179	156	98.9%	(263)	98.8%	854	97.4%
2010	75,819	(820)	99.3%	605	99.1%	(288)	98.8%
Prior to 2010	421,763	(782)		(1,685)		(1,367)
We recognized $6.1 million of net favorable development in 2016 which included $4.5 million of net favorable development at our SPCs and $1.6 million of net favorable development related to the amortization of the purchase accounting fair value adjustment for our traditional business. In 2015, we recognized $2.2 million of net favorable development which included $0.6 million of net unfavorable development at our SPCs primarily related to claims activity prior to the 2009 accident year and $1.6 million of net favorable development related to the amortization of the purchase accounting fair value adjustment for our traditional business. In 2014, we recognized $1.3 million of net favorable development which included $0.3 million of net unfavorable development at our SPCs primarily reflecting medical severity-related claims activity in the 2013 accident year, which was more than offset by $1.6 million of net favorable development related to the amortization of the purchase accounting fair value adjustment for our traditional business.
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
We have used this modeled statistical distribution to calculate an 80% and 60% confidence interval for the potential outcome of our consolidated net reserve for losses. The high and low end points of the distributions are as follows:

	Low End Point	Carried Net Reserve	High End Point
80% Confidence Level	$1.359 billion	$1.720 billion	$2.128 billion
60% Confidence Level	$1.460 billion	$1.720 billion	$1.962 billion
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

Reinsurance
We use insurance and reinsurance (collectively, “reinsurance”) to provide capacity to write larger limits of liability, to provide reimbursement for losses incurred under the higher limit coverages we offer, to provide protection against losses in excess of policy limits, and, in the case of risk sharing arrangements, to align our objectives with those of our strategic business partners and to provide custom insurance solutions for large customer groups. The purchase of reinsurance does not relieve us from the ultimate risk on our policies, but it does provide reimbursement for certain losses we pay.
We make a determination of the amount of insurance risk we choose to retain based upon numerous factors, including our risk tolerance and the capital we have to support it, the price and availability of reinsurance, the volume of business, our level of experience with a particular set of claims and our analysis of the potential underwriting results. We purchase excess of loss reinsurance to limit the amount of risk we retain and we do so from a number of companies to mitigate concentrations of credit risk. We utilize reinsurance brokers to assist us in the placement of these reinsurance programs and in the analysis of the credit quality of our reinsurers. The determination of which reinsurers we choose to do business with is based upon an evaluation of their then current financial strength, rating and stability.
We evaluate each of our ceded reinsurance contracts at inception to confirm that there is sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting guidance. At December 31, 2016, all ceded contracts were accounted for as risk transferring contracts.
Our receivable from reinsurers on unpaid losses and loss adjustment expenses represents our estimate of the amount of our reserve for losses that will be recoverable under our reinsurance programs. We base our estimate of funds recoverable upon our expectation of ultimate losses and the portion of those losses that we estimate to be allocable to reinsurers based upon the terms and conditions of our reinsurance agreements. Our assessment of the collectability of the recorded amounts receivable from reinsurers considers the payment history of the reinsurer, publicly available financial and rating agency data, our interpretation of the underlying contracts and policies and responses by reinsurers.
Given the uncertainty inherent in our estimates of losses and related amounts recoverable from reinsurers, these estimates may vary significantly from the ultimate outcome.
Under the terms of certain of our reinsurance agreements, the amount of premium that we cede to our reinsurers is based in part on the losses we recover under the agreements. Therefore we make an estimate of premiums ceded under these reinsurance agreements subject to certain maximums and minimums. Any adjustments to our estimates of losses recoverable under our reinsurance agreements or the premiums owed under our agreements are reflected in then current operations. Due to the size of our reinsurance balances, an adjustment to these estimates could have a material effect on our results of operations for the period in which the adjustment is made.
The financial strength of our reinsurers and their ability to pay us may change in the future due to forces or events we cannot control or anticipate. We have not experienced significant collection difficulties due to the financial condition of any reinsurer as of December 31, 2016; however, reinsurers may periodically dispute our demand for reimbursement from them based upon their interpretation of the terms of our agreements. We have established appropriate reserves for any balances that we believe may not be ultimately collected. Should future events lead us to believe that any reinsurer will not meet its obligations to us, adjustments to the amounts recoverable would be reflected in the results of current operations. Such an adjustment has the potential to be material to the results of operations in the period in which it is recorded; however, we would not expect such an adjustment to have a material effect on our capital position or our liquidity.
Investment Valuations
We record the majority of our investments at fair value as shown in the table below. At December 31, 2016, the distribution of our investments based on GAAP fair value hierarchies (levels) was as follows:

	Distribution by GAAP Fair Value Hierarchy
	Level 1	Level 2	Level 3	Not Categorized	Total Investments
Investments recorded at:
Fair value	20%	68%	<1%	6%	94%
Other valuations					6%
Total Investments					100%
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. All of our fixed maturity and equity security investments are carried at fair value. Our short-term securities are carried at amortized cost, which approximates fair value.

Because of the number of securities we own and the complexity of developing accurate fair values, we utilize multiple independent pricing services to assist us in establishing the fair value of individual securities. The pricing services provide fair values based on exchange traded prices, if available. If an exchange traded price is not available, the pricing services, if possible, provide a fair value that is based on multiple broker/dealer quotes or that has been developed using pricing models. Pricing models vary by asset class and utilize currently available market data for securities comparable to ours to estimate a fair value for our securities. The pricing services scrutinize market data for consistency with other relevant market information before including the data in the pricing models. The pricing services disclose the types of pricing models used and the inputs used for each asset class. Determining fair values using these pricing models requires the use of judgment to identify appropriate comparable securities and to choose a valuation methodology that is appropriate for the asset class and available data.
The pricing services provide a single value per instrument quoted. We review the values provided for reasonableness each quarter by comparing market yields generated by the supplied value versus market yields observed in the marketplace. We also compare yields indicated by the provided values to appropriate benchmark yields and review for values that are unchanged or that reflect an unanticipated variation as compared to prior period values. We utilize a primary pricing service for each security type and compare provided information for consistency with alternate pricing services, known market data and information from our own trades, considering both values and valuation trends. We also review weekly trades versus the prices supplied by the services. If a supplied value appears unreasonable, we discuss the valuation in question with the pricing service and make adjustments if deemed necessary. Historically our review has not resulted in any changes to the values supplied by the pricing services, with the exception of one nominal adjustment that was made during the third quarter of 2016 related to a security that was subsequently sold during the fourth quarter of 2016. The pricing services do not provide a fair value unless an exchange traded price or multiple observable inputs are available. As a result, the pricing services may provide a fair value for a security in some periods but not others, depending upon the level of recent market activity for the security or comparable securities.
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

Investments - Other Valuation Methodologies
Certain of our investments, in accordance with GAAP for the type of investment, are measured using methodologies other than fair value. At December 31, 2016, these investments represented approximately 6% of total investments, and are detailed in the following table. Additional information about these investments is provided in Notes 3 and 4 of the Notes to Consolidated Financial Statements.

(In millions)	Carrying Value	GAAP Measurement Method
Other investments:
Investments in LPs	$46.9	Cost
Other, principally FHLB capital stock	3.5	Principally cost
	50.4
Investment in unconsolidated subsidiaries:
Investments in tax credit partnerships	113.8	Equity
Equity method LPs/LLCs	22.4	Equity
	136.2
BOLI	60.1	Cash surrender value
Total investments - Other valuation methodologies	$246.7
Other-than-temporary Impairments
We evaluate our available-for-sale investment securities, which at December 31, 2016 and 2015 consisted entirely of fixed maturity securities, on at least a quarterly basis for the purpose of determining whether declines in fair value below recorded cost basis represent OTTI. We consider an OTTI to have occurred:

•	if there is intent to sell the security

•	if it is more likely than not that the security will be required to be sold before full recovery of its amortized cost basis

•	if the entire amortized basis of the security is not expected to be recovered.
The assessment of whether the amortized cost basis of a security, particularly an asset-backed debt security, is expected to be recovered requires management to make assumptions regarding various matters affecting future cash flows. The choice of assumptions is subjective and requires the use of judgment. Actual credit losses experienced in future periods may differ from management’s estimates of those credit losses. Methodologies used to estimate the present value of expected cash flows are:
For non-structured fixed maturities (obligations of states, municipalities and political subdivisions, and corporate debt) the estimate of expected cash flows is determined by projecting a recovery value and a recovery time frame and assessing whether further principal and interest will be received. We consider various factors in projecting recovery values and recovery time frames, including the following:

•	third-party research and credit rating reports;

•	the current credit standing of the issuer, including credit rating downgrades, whether before or after the balance sheet date;

•	the extent to which the decline in fair value is attributable to credit risk specifically associated with the security or its issuer;

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
For structured securities (primarily asset-backed securities), management estimates the present value of the security’s cash flows using the effective yield of the security at the date of acquisition (or the most recent implied rate used to accrete the security if the implied rate has changed as a result of a previous impairment or changes in expected cash flows). We consider the most recently available six month averages of the levels of delinquencies, defaults, severities, and prepayments for the collateral (loans) underlying the securitization or, if historical data is not available, sector based assumptions, to estimate expected future cash flows of these securities.
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
Investments in tax credit partnerships are evaluated for OTTI by considering both qualitative and quantitative factors which include: whether the current expected cash flows from the investment, primarily tax benefits, are less than those expected at the time the investment was acquired and ProAssurance's ability and intent to hold the investment until the recovery of its carrying value.
Investments in LPs/LLCs which are not accounted for under the equity method are evaluated for impairment by comparing our carrying value to net asset value of our interest as reported by the LP/LLC. Additionally, management considers the performance of the LP/LLC relative to the market and its stated objectives, cash flows expected from the interest and the audited financial statements of the LP/LLC, if available.
We recognize OTTI, exclusive of non-credit OTTI, in earnings as a part of net realized investment gains (losses). In subsequent periods, any measurement of gain, loss or impairment is based on the revised amortized basis of the security. Non-credit OTTI on debt securities and declines in fair value of available-for-sale securities not considered to be other-than-temporary are recognized in OCI.
Asset-backed debt securities that have been impaired due to credit or are below investment grade quality are accounted for under the effective yield method. Under the effective yield method estimates of cash flows expected over the life of asset-backed securities are then used to recognize income on the investment balance for subsequent accounting periods.

Deferred Policy Acquisition Costs
Policy acquisition costs (primarily commissions, premium taxes and underwriting salaries) which are directly related to the successful acquisition of new and renewal premiums are capitalized as DPAC and charged to expense, net of ceding commissions earned, as the related premium revenue is recognized. We evaluate the recoverability of our DPAC at the segment level each reporting period, and any amounts estimated to be unrecoverable are charged to expense in the current period. As of December 31, 2016 we have not determined that any amounts are unrecoverable.
Deferred Taxes
Deferred federal income taxes arise from the recognition of temporary differences between the basis of assets and liabilities determined for financial reporting purposes and the basis determined for income tax purposes. Our temporary differences principally relate to our loss reserve, unearned premiums, DPAC, unrealized investment gains (losses), and basis differences on fixed assets and investment assets. Deferred tax assets and liabilities are measured using the enacted tax rates expected to be in effect when such benefits are realized. We review our deferred tax assets quarterly for impairment. If we determine that it is more likely than not that some or all of a deferred tax asset will not be realized, a valuation allowance is recorded to reduce the carrying value of the asset. In assessing the need for a valuation allowance, management is required to make certain judgments and assumptions about our future operations based on historical experience and information as of the measurement period regarding reversal of existing temporary differences, carryback capacity, future taxable income (including its capital and operating characteristics) and tax planning strategies.
Unrecognized Tax Benefits
We evaluate tax positions taken on tax returns and recognize positions in our financial statements when it is more likely than not that we will sustain the position upon resolution with a taxing authority. If recognized, the benefit is measured as the largest amount of benefit that has a greater than 50% probability of being realized. We review uncertain tax positions each period, considering changes in facts and circumstances, such as changes in tax law, interactions with taxing authorities and developments in case law, and make adjustments as we consider necessary. Adjustments to our unrecognized tax benefits may affect our income tax expense, and settlement of uncertain tax positions may require the use of cash. Other than differences related to timing, no significant adjustments were considered necessary during 2016 or 2015. During 2014, we reversed a previously held tax position of $4.8 million due to the favorable resolution of an IRS exam. At December 31, 2016, our liability for unrecognized tax benefits approximated $8.4 million.

Goodwill
We review goodwill for impairment annually on October 1 and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. Goodwill is tested for impairment at the reporting unit level. Our reporting units are consistent with the reportable segments identified in Note 15 of the Notes to Consolidated Financial Statements. Of the four reporting units, two have goodwill - Specialty P&C and Workers' Compensation. As of the most recent valuation date on October 1, 2016, we performed a qualitative goodwill impairment assessment for our Specialty P&C segment and a quantitative goodwill impairment test for our Workers' Compensation segment.
Both the qualitative and quantitative goodwill impairment assessments compared the estimated fair value of a reporting unit to its carrying value to determine if there is an impairment of goodwill. Estimating the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions by management. The estimates and assumptions included revenue growth rates and operating margins used to calculate projected future cash flows, risk adjusted discount rates, future economic and market conditions and the determination of appropriate comparable publicly traded companies. In addition, we made certain judgments and assumptions in allocating shared assets and liabilities to individual reporting units to determine the carrying amount of each reporting unit.
Our Specialty P&C segment has historically had a significant excess of fair value over book value and based on current operations is expected to continue to do so; therefore, our annual impairment test for that segment was performed qualitatively. In applying the qualitative approach, management considered macroeconomic factors, such as industry and market conditions, as well as reporting unit specific events, actual financial performance versus expectations and management’s future business expectations.
For our Workers' Compensation segment, our annual impairment test was performed using a quantitative approach. The first step of the quantitative approach involved determining whether the estimated fair value of the reporting unit exceeds its carrying amount. In performing this step, we estimated the fair value of our reporting units using an equal weighting of fair values derived from general accepted valuation techniques - the income approach and the market approach.
Under the income approach, we estimated the fair value of a reporting unit based on the present value of estimated future cash flows. Cash flow projections were based on management's estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rate used was based on the weighted average cost of capital adjusted for relevant risks associated with business specific characteristics and the uncertainty related to the reporting unit's ability to meet projected cash flows.
Under the market approach, we estimated the fair value based on market multiples of revenue and earnings derived from comparable publicly traded companies with operating and investment characteristics similar to the reporting unit. We weighed the fair values derived from the market approach depending on the level of comparability of these publicly traded companies to the reporting unit.
If the fair value of a reporting unit exceeded the carrying amount of the net assets assigned to that reporting unit, goodwill would not be impaired and no further testing would be required. Upon completion of step one of the assessment, it was determined that goodwill was not impaired for our Workers' Compensation segment; and therefore, the second step of the quantitative assessment was not deemed necessary. If the fair value of the reporting unit was less than its carrying amount, the second step of the goodwill impairment test is performed which measures the amount of impairment loss, if any.
At the valuation date, management concluded that the fair values of both the Specialty P&C and Workers’ Compensation reporting units exceeded their respective carrying values. No goodwill impairment was recorded in 2016 or 2015.
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

Accounting Changes
We did not adopt any accounting changes during 2016 that had a material effect on our results of operations nor are we aware of any accounting changes not yet adopted as of December 31, 2016 that would have a material effect on our results of operations or financial position. Note 1 of the Notes to Consolidated Financial Statements provides additional detail regarding accounting changes.

Liquidity and Capital Resources and Financial Condition
Overview
ProAssurance Corporation is a holding company and is a legal entity separate and distinct from its subsidiaries. The holding company has no substantial external revenues other than its investment revenues, and dividends from its operating subsidiaries represent a significant source of funds for its obligations, including debt service and shareholder dividends. At December 31, 2016, we held cash and liquid investments of approximately $385 million outside our insurance subsidiaries that were available for use without regulatory approval or other restriction, of which $266 million was used to pay shareholder dividends in January 2017. Our holding company also has an additional $50 million in available funds, if subscribed successfully, through an accordion feature under its Revolving Credit Agreement, as discussed in this section under the heading "Debt."
During 2016, our insurance subsidiaries paid dividends to us of $294 million, including extraordinary dividends of $150 million. Our insurance subsidiaries, in aggregate, are permitted to pay dividends of approximately $174 million over the course of 2017 without prior approval of state insurance regulators. The payment of any dividend requires prior notice to the insurance regulator in the state of domicile, and the regulator may reduce or prevent the dividend if, in its judgment, payment of the dividend would have an adverse effect on the surplus of the insurance subsidiary. We make the decision to pay dividends from an insurance subsidiary based on the capital needs of that subsidiary, and may pay less than the permitted dividend or may also request permission to pay an additional amount (an extraordinary dividend).
Cash Flows
Cash flows between periods compare as follows:

	Year Ended December 31
($ in thousands)	2016 vs 2015	2015 vs 2014	2014 vs 2013
Increase (decrease) in net cash provided (used) by:
Operating activities	$57,996	$15,122	$57,400
Investing activities	(506,726)	(39,193)	334,783
Financing activities	280,917	474	(335,358)
Increase (decrease) in cash and cash equivalents	$(167,813)	$(23,597)	$56,825
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
The increase in operating cash flows in 2016 as compared to 2015 was primarily due to a decrease in net tax payments driven by a $35.5 million reduction of current year estimated tax payments and a $15.0 million refund received in 2016 for the 2015 tax year. In addition, the increase reflected premium receipts of $11.8 million from a novation entered into during the fourth quarter 2016 (see further discussion under Segment Operating Results - Specialty Property & Casualty in our Results of Operations section that follows).
The increase in operating cash flows in 2015 as compared to 2014 was primarily due to an increase in cash contributed by our Lloyd's Syndicate operations of $18.3 million and a decrease in loss payments of $34.5 million, partially offset by a decrease in cash received from investment income of $24.3 million and an increase in tax payments of $18.9 million. The increase in tax payments during 2015 primarily reflected the effect of a $30.5 million tax refund received in 2014, slightly offset by a $13.0 million decrease in 2015 estimated tax payments.
The increase in operating cash flows in 2014 as compared to 2013 was primarily driven by a decrease in net tax payments due to the effect of the aforementioned $30.5 million tax refund received in 2014 as compared to a $20.6 million protective tax payment made in 2013, both of which related to an IRS exam settled in 2014.
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

Operating Activities and Related Cash Flows
Losses
The following table, known as the Analysis of Reserve Development, presents information over the preceding ten years regarding the payment of our losses as well as changes to (the development of) our estimates of losses during that time period. As noted in the table, we have completed various acquisitions over the ten year period which have affected original and re-estimated gross and net reserve balances as well as loss payments.
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

Analysis of Reserve Development
(in thousands)
December 31,
	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
Reserve for losses, undiscounted and net of reinsurance recoverables	$2,236,385	$2,232,596	$2,111,112	$2,159,571	$2,136,664	$2,000,114	$1,860,076	$1,825,304	$1,820,300	$1,755,976	$1,719,953
Cumulative net paid, as of:
One Year Later	331,295	312,348	278,655	291,654	264,597	300,703	311,835	343,197	390,849	383,062
Two Years Later	600,500	550,042	468,277	476,682	491,657	526,903	563,805	571,690	646,878
Three Years Later	787,347	694,113	584,410	614,369	639,220	682,576	704,795	732,892
Four Years Later	897,814	777,114	666,105	706,091	737,253	763,703	800,189
Five Years Later	955,728	833,471	724,377	761,659	789,965	821,742
Six Years Later	995,921	874,479	758,863	793,528	828,043
Seven Years Later	1,022,273	898,646	778,795	811,333
Eight Years Later	1,038,821	911,961	790,950
Nine Years Later	1,048,095	917,797
Ten Years Later	1,052,765
Re-estimated net liability as of:
End of Year	2,236,385	2,232,596	2,111,112	2,159,571	2,136,664	2,000,114	1,860,076	1,825,304	1,820,300	1,755,976
One Year Later	2,131,400	2,047,344	1,903,812	1,925,581	1,810,799	1,728,076	1,644,203	1,644,516	1,659,120	1,612,198
Two Years Later	1,955,903	1,829,140	1,665,832	1,615,603	1,543,650	1,498,158	1,472,259	1,483,378	1,519,078
Three Years Later	1,747,459	1,596,508	1,383,189	1,362,538	1,324,906	1,342,996	1,331,828	1,358,560
Four Years Later	1,548,605	1,357,126	1,154,552	1,172,091	1,205,737	1,224,597	1,231,337
Five Years Later	1,366,793	1,185,051	1,019,407	1,086,027	1,111,591	1,148,793
Six Years Later	1,249,234	1,084,422	961,808	1,012,597	1,050,549
Seven Years Later	1,180,804	1,041,623	915,935	961,987
Eight Years Later	1,147,096	1,011,674	885,698
Nine Years Later	1,126,380	992,015
Ten Years Later	1,112,152

Net cumulative redundancy (deficiency)	$1,124,233	$1,240,581	$1,225,414	$1,197,584	$1,086,115	$851,321	$628,739	$466,744	$301,222	$143,778
Original gross liability - end of year	$2,607,148	$2,559,707	$2,379,468	$2,422,230	$2,414,100	$2,247,772	$2,051,428	$2,072,822	$2,058,266	$2,005,326
Reinsurance recoverables	(370,763)	(327,111)	(268,356)	(262,659)	(277,436)	(247,658)	(191,352)	(247,518)	(237,966)	(249,350)
Original net liability - end of year	$2,236,385	$2,232,596	$2,111,112	$2,159,571	$2,136,664	$2,000,114	$1,860,076	$1,825,304	$1,820,300	$1,755,976
Gross re-estimated liability - latest	$1,468,607	$1,230,846	$1,033,743	$1,091,727	$1,184,747	$1,284,150	$1,363,616	$1,539,048	$1,722,750	$1,852,431
Re-estimated reinsurance recoverables	(356,455)	(238,831)	(148,045)	(129,740)	(134,198)	(135,357)	(132,279)	(180,488)	(203,672)	(240,233)
Net re-estimated liability - latest	$1,112,152	$992,015	$885,698	$961,987	$1,050,549	$1,148,793	$1,231,337	$1,358,560	$1,519,078	$1,612,198
Gross cumulative redundancy (deficiency)	$1,138,541	$1,328,861	$1,345,725	$1,330,503	$1,229,353	$963,622	$687,812	$533,774	$335,516	$152,895
* See table notes on following page.

Table Notes

•	Reserves for 2006 and thereafter include gross and net reserves acquired in 2006 business combinations of $228.4 million and $171.2 million, respectively.

•	Reserves for 2009 and thereafter include gross and net reserves acquired in 2009 business combinations of $169.4 million and $163.9 million, respectively.

•	Reserves for 2010 and thereafter include gross and net reserves acquired in 2010 business combinations of $88.1 million and $82.2 million, respectively.

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

Activity in our net reserve for losses during 2016, 2015 and 2014 is summarized below:

	Year Ended December 31
(In thousands)	2016	2015	2014
Balance, beginning of year	$2,005,326	$2,058,266	$2,072,822
Less reinsurance recoverables on unpaid losses and loss adjustment expenses	249,350	237,966	247,518
Net balance, beginning of year	1,755,976	1,820,300	1,825,304
Reserves acquired from acquisitions	—	—	139,549
Incurred related to:
Current year	587,007	571,891	545,168
Favorable development of reserves established in prior years, net	(143,778)	(161,180)	(182,084)
Total incurred	443,229	410,711	363,084
Paid related to:
Current year	(96,190)	(84,186)	(93,737)
Prior years	(383,062)	(390,849)	(413,900)
Total paid	(479,252)	(475,035)	(507,637)
Net balance, end of year	1,719,953	1,755,976	1,820,300
Plus reinsurance recoverables on unpaid losses and loss adjustment expenses	273,475	249,350	237,966
Balance, end of year	$1,993,428	$2,005,326	$2,058,266
At December 31, 2016 our gross reserve for losses included case reserves of approximately $1.2 billion and IBNR reserves of approximately $0.8 billion. Our consolidated gross reserve for losses on a GAAP basis exceeds the combined gross reserves of our insurance subsidiaries on a statutory basis by approximately $0.1 billion, which is principally due to the portion of the GAAP reserve for losses that is reflected for statutory accounting purposes as unearned premiums. These unearned premiums are applicable to extended reporting endorsements (“tail” coverage) issued without a premium charge upon death, disability or retirement of an insured who meets certain qualifications.

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
We generally reinsure risks under treaties (our excess of loss reinsurance arrangements) pursuant to which the reinsurers agree to assume all or a portion of all risks that we insure above our individual risk retention levels, up to the maximum individual limits offered. These arrangements are negotiated and renewed annually. Renewal dates for our healthcare professional liability, medical technology liability and workers' compensation treaties are October 1, January 1 and May 1, respectively. There were no significant changes in the cost or structure of our professional liability treaty which renewed October 1, 2016. Our participation was reduced upon the latest renewal of our medical technology liability treaty on January 1, 2017 to better reflect our current risk appetite. Our workers' compensation treaty renewed May 1, 2016 at a slightly higher rate than the previous agreement. The significant terms of our current excess of loss reinsurance arrangements are detailed in the following table.
Excess of Loss Reinsurance Agreements

Coverage up to $25M; 5% -12.5% retained, based on layer
100% Retained up to $1M
Coverage up to $9M; 10% Retained(1)
100% Retained up to $1M(2)
Coverage up to $119.5M per loss event; 0% Retained
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
During 2016, we wrote workers' compensation and healthcare professional liability policies in our alternative market business generating premium of approximately $72.4 million. These policies are reinsured to the SPCs of our wholly owned subsidiary, Eastern Re, domiciled in the Cayman Islands, net of a ceding commission. The alternative market workers' compensation policies are ceded to the SPCs under 100% quota share reinsurance agreements and then further reinsured under an excess of loss reinsurance arrangement. The alternative market professional liability policies are ceded to the SPCs under either excess of loss or quota share reinsurance agreements, depending on the structure of the individual program, and the portion of the risk that is not ceded to an SPC may also be reinsured under our standard healthcare professional liability reinsurance program depending on the policy limits provided. The remaining premium written in our alternative market business of $7.7 million in 2016 is 100% ceded to unaffiliated captive insurers.
Each SPC has preferred shareholders and the underwriting profit or loss of each cell accrues fully to these preferred shareholders. We participate as a preferred shareholder in certain SPCs. Our ownership interest in the SPCs for which we participate is as low as 25% and as high as 100%.
Each SPC has in place its own reinsurance arrangements, which are illustrated in the table below.
Segregated Portfolio Cell Reinsurance

Coverage of up to
$119.7M
per loss event;
0% Retained
$300K - $350K
Retained
Coverage
between
$1M - $2M;
0% Retained
Ceded to PRA
$100K Max(1)
Aggregate losses
retained up to
attachment
point(2)

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

Within our Lloyd's Syndicate segment, Syndicate 1729 utilizes reinsurance to provide capacity to write larger limits of liability on individual risks, to provide protection against catastrophic loss and to provide protection against losses in excess of policy limits. The level of reinsurance that the Syndicate purchases is dependent on a number of factors, including its underwriting risk appetite for catastrophic exposure, the specific risks inherent in each line or class of business written and the pricing, coverage and terms and conditions available from the reinsurance market. Reinsurance protection by line of business is as follows:

•	Reinsurance is utilized on a per risk basis for the property insurance and casualty coverages in order to mitigate risk volatility.

•	Catastrophic protection is utilized on both our property insurance and casualty coverages to protect against losses in excess of policy limits as well as natural catastrophes.

•	Both quota share reinsurance and excess of loss reinsurance are utilized to manage the net loss exposure on our property reinsurance coverages.

•	Property umbrella excess of loss reinsurance is utilized for peak catastrophe and frequency of catastrophe exposures.
The Syndicate may still be exposed to losses that exceed the level of reinsurance purchased as well as to reinstatement premiums triggered by losses exceeding specified levels.
For all of our segments, we make a determination of the amount of insurance risk we choose to retain based upon numerous factors, including our risk tolerance and the capital we have to support it, the price and availability of reinsurance, the volume of business, our level of experience with a particular set of claims and our analysis of the potential underwriting results. We purchase excess of loss reinsurance to limit the amount of risk we retain and we do so from a number of companies to mitigate concentrations of credit risk. We utilize reinsurance brokers to assist us in the placement of these reinsurance programs and in the analysis of the credit quality of our reinsurers. The determination of which reinsurers we choose to do business with is based upon an evaluation of their then current financial strength, rating and stability. However, the financial strength of our reinsurers and their corresponding ability to pay us may change in the future due to forces or events we cannot control or anticipate. As of December 31, 2016, there is no reinsurer, on an individual basis, for which our recoverables for both paid and unpaid claims (net of amounts due to the reinsurer) and our prepaid balances are aggregately $26 million or more.
Litigation
We are involved in various legal actions related to insurance policies and claims handling including, but not limited to, claims asserted against us by policyholders. These types of legal actions arise in the ordinary course of business and, in accordance with GAAP for insurance entities, are generally considered as a part of our loss reserving process, which is described in detail in our Critical Accounting Estimates section under the heading "Reserve for Losses and Loss Adjustment Expenses." We also have other direct actions against the Company unrelated to our claims activity which we evaluate and account for as a part of our other liabilities. For these corporate legal actions, we evaluate each case separately and establish what we believe is an appropriate reserve based on GAAP guidance related to contingent liabilities. As of December 31, 2016 there were no material reserves established for corporate legal actions.

Investing Activities and Related Cash Flows
Our investments at December 31, 2016 and December 31, 2015 are comprised as follows:

	December 31, 2016		December 31, 2015
($ in thousands)	Carrying Value	% of Total Investment	Carrying Value	% of Total Investment
Fixed Maturities, Available for Sale:
U.S. Treasury obligations	$146,539	4%	$123,892	3%
U.S. Government-sponsored enterprise obligations	30,235	1%	26,334	1%
State and municipal bonds	800,463	20%	940,635	26%
Corporate debt	1,278,991	33%	1,291,686	35%
Residential mortgage-backed securities	217,906	5%	238,387	7%
Commercial mortgage-backed securities	32,394	1%	41,133	1%
Other asset-backed securities	106,878	3%	98,220	3%
Total fixed maturities securities, available for sale	2,613,406	67%	2,760,287	76%

Equity securities, trading	387,274	10%	322,353	9%
Short-term investments	442,084	11%	119,236	3%
BOLI	60,134	1%	57,213	2%
Investment in unconsolidated subsidiaries	340,906	9%	311,908	9%
Other investments	81,892	2%	79,133	1%
Total Investments	$3,925,696	100%	$3,650,130	100%

The distribution of our investments in fixed-maturity securities by rating were as follows:

($ in thousands)	December 31, 2016		December 31, 2015
	Carrying Value	% of Total Investment	Carrying Value	% of Total Investment
Rating:
AAA	$676,815	26%	$688,449	25%
AA+	213,892	8%	224,956	8%
AA	227,076	9%	264,137	10%
AA-	243,562	9%	272,304	10%
A+	271,534	10%	270,140	10%
A	282,530	11%	320,424	12%
A-	221,139	9%	244,083	9%
BBB+	132,705	5%	133,778	5%
BBB	115,867	4%	115,902	4%
BBB-	54,366	2%	46,892	2%
Below investment grade	146,071	6%	156,928	4%
Not rated	27,849	1%	22,294	1%
Total	$2,613,406	100%	$2,760,287	100%
A detailed listing of our investment holdings as of December 31, 2016 is located under the Financial Information header on the Investor Relations page of our website which can be reached directly at www.proassurance.com/investmentholdings, or through links from the Investor Relations section of our website, Investor.Proassurance.com.
We manage our investments to ensure that we will have sufficient liquidity to meet our obligations, taking into consideration the timing of cash flows from our investments, including interest payments, dividends and principal payments, as well as the expected cash flows to be generated by our operations. In addition to the interest and dividends we will receive, we anticipate that between $70 million and $90 million of our investments will mature (or be paid down) each quarter of the next year and become available, if needed, to meet our cash flow requirements. The primary outflow of cash at our insurance subsidiaries is related to paid losses and operating costs, including income taxes. The payment of individual claims cannot be predicted with certainty; therefore, we rely upon the history of paid claims in estimating the timing of future claims payments. To the extent that we may have an unanticipated shortfall in cash, we may either liquidate securities or borrow funds under existing borrowing arrangements through our Revolving Credit Agreement and the FHLB system. Currently, $50 million could be made available for use through an accordion feature under our Revolving Credit Agreement, as discussed in this section under the heading "Debt." Given the duration of our investments, we do not foresee a shortfall that would require us to meet operating cash needs through additional borrowings. Additional information regarding the Revolving Credit Agreement is detailed in Note 10 of the Notes to Consolidated Financial Statements.
As discussed under the heading "Business Combinations and Ventures" and in Note 4 of the Notes to Consolidated Financial Statements, our fixed maturity and short-term investments include securities deposited with Lloyd's in order to meet our FAL requirement. At December 31, 2016, securities on deposit with Lloyd's included fixed maturities having a fair value of $95.6 million and short term investments with a fair value of $1.5 million.
Our investment portfolio continues to be primarily composed of high quality fixed income securities with approximately 93% of our fixed maturities being investment grade securities as determined by national rating agencies. The weighted average effective duration of our fixed maturity securities at December 31, 2016 was 3.40 years; the weighted average effective duration of our fixed maturity securities combined with our short-term securities was 2.91 years.
The carrying value and unfunded commitments for certain of our investments are the following:

	Carrying Value		2016
($ in millions, except expected funding period)	2016	2015	Unfunded Commitment	Expected funding period in years
Qualified affordable housing project tax credit partnerships (1)	$102.3	$121.6	$1.4	6
Historic tax credit partnerships (2)	11.5	8.4	4.0	1
Investment fund LPs/LLCs (2)	274.0	227.0	125.8	6
Total	$387.8	$357.0	$131.2
(1) The carrying value reflects our total commitments (both funded and unfunded) to the partnerships, less amortization, since our initial investment. We fund these investments based on funding schedules maintained by the partnerships.

(2) The carrying value reflects our funded commitments less amortization.
Investment fund LPs/LLCs are by nature less liquid and may involve more risk than other investments. We manage our risk through diversification of asset class and geographic location. At December 31, 2016, we had investments in 23 separate investment funds with a total carrying value of $274.0 million (7% of our total investments). We review and monitor the performance of these investments on a quarterly basis.
Energy Sector Debt
Our total energy-related exposures approximated $195.4 million (approximately 5% of invested assets) at December 31, 2016. Our energy-related debt securities at December 31, 2016 included investments of $130.6 million (of which approximately $24.5 million is below investment grade). We believe investments in the energy sector could have the most volatility and potential for future impairments based upon petroleum and petroleum product prices. At December 31, 2016, approximately 99% of our energy-related debt securities were rated; the average rating was BBB+. In addition, we held a $23.7 million investment in a mid-stream focused energy infrastructure limited partnership, which was impaired by $3.1 million during 2016, $40.8 million of energy related, dividend-paying blue chip stocks and MLPs and $0.4 million of other energy related investments. We will continue to monitor developments within the energy sector and the credit risk associated with energy companies within our investment portfolio using publicly available financial and rating agency data.
Business Combinations and Ventures
On January 1, 2014 we acquired Eastern for approximately $205 million in cash.
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
Financing Activities and Related Cash Flows
Treasury Shares
Treasury share activity for 2016, 2015 and 2014 was as follows:

(In thousands)	2016	2015	2014
Treasury shares at the beginning of the period	9,403	5,763	900
Shares reacquired, at cost of $2 million, $170 million and $222 million, respectively	44	3,680	4,909
Shares reissued, primarily those reissued pursuant to the ProAssurance 2011 Employee Stock Ownership Plan, fair value of approximately $2 million in each period presented	(38)	(40)	(46)
Treasury shares at the end of the period	9,409	9,403	5,763
We did not repurchase any common shares subsequent to December 31, 2016 and as of February 17, 2017 our remaining Board authorization was approximately $109.6 million.
Shareholder Dividends
Our Board of Directors declared cash dividends during 2016, 2015 and 2014 as follows:

Quarterly Cash Dividends Declared, per Share
	2016	2015	2014
First Quarter	$0.31	$0.31	$0.30
Second Quarter	$0.31	$0.31	$0.30
Third Quarter	$0.31	$0.31	$0.30
Fourth Quarter	$0.31	$0.31	$0.31
Fourth Quarter - Special dividend	$4.69	$1.00	$2.65
Each dividend was paid in the month following the quarter in which it was declared. Cash dividends totaling $119 million, $218 million and $71 million were paid during the years ended December 31, 2016, 2015 and 2014, respectively. Any decision to pay future cash dividends is subject to the Board’s final determination after a comprehensive review of financial performance, future expectations and other factors deemed relevant by the Board.
Debt
At December 31, 2016, our debt included $250 million of outstanding unsecured senior notes. The notes bear interest at 5.3% annually and are due in 2023 although they may be redeemed in whole or part prior to maturity. There are no financial covenants associated with these notes.
We have a Revolving Credit Agreement which may be used for general corporate purposes, including, but not limited to, short-term working capital, share repurchases as authorized by the Board and support for other activities we enter into in the normal course of business. Our Revolving Credit Agreement permits borrowings of up to $200 million and has a $50 million accordion feature, which, if successfully subscribed, would expand permitted borrowings up to $250 million. At December 31, 2016, we had borrowed $200 million under the Revolving Credit Agreement, on a fully secured basis, which includes $100 million borrowed in December 2016. All outstanding borrowings are repayable or renewable in the first quarter 2017, and repayment can be deferred until the expiration of the Revolving Credit Agreement in June 2020. We are in compliance with the financial covenants of the Revolving Credit Agreement.
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

Contractual Obligations
We believe that our operating cash flow and funds from our investment portfolio are adequate to meet our contractual obligations.
A schedule of our non-cancellable contractual obligations at December 31, 2016 was as follows:

	Payments due by period
(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Losses and loss adjustment expenses	$1,993,428	$550,356	$719,297	$346,533	$377,242
Debt obligations including interest	550,554	15,954	31,908	227,848	274,844
Operating lease obligations	29,008	5,027	8,532	6,322	9,127
Lloyd's Syndicate 1729 capital commitment (FAL)	102,910	—	102,910	—	—
Funding commitments primarily related to non-public investment entities	150,439	85,116	42,004	20,480	2,839
Total	$2,826,339	$656,453	$904,651	$601,183	$664,052
The anticipated payout of Losses and loss adjustment expenses is based upon our historical payout patterns. Both the timing and amount of these payments may vary from the payments indicated. Our operating lease obligations are primarily for the rental of office space and office equipment.
Our funding commitments are primarily related to non-public investment entities but also include the unused commitments under our Syndicate Credit Agreement as well as the line of credit associated with a strategic business partnership entered into during the third quarter of 2016. For more information regarding these agreements see Note 9 of the Notes to Consolidated Financial Statements.
The above table excludes unused commitment fees associated with our Revolving Credit Agreement as we presume the current outstanding borrowings will remain outstanding through expiration of the agreement and accrue interest at the respective current interest rates on December 31, 2016. For more information regarding these agreements see Note 10 of the Notes to Consolidated Financial Statements.

Results of Operations–Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Selected consolidated financial data for each period is summarized in the table below.

	Year Ended December 31
($ in thousands, except per share data)	2016	2015	Change
Revenues:
Net premiums written	$738,533	$709,285	$29,248
Net premiums earned	$733,281	$694,149	$39,132
Net investment result	94,250	112,342	(18,092)
Net realized investment gains (losses)	34,875	(41,639)	76,514
Other income	7,808	7,227	581
Total revenues	870,214	772,079	98,135

Expenses:
Losses and loss adjustment expenses	515,242	456,862	58,380
Reinsurance recoveries	(72,013)	(46,151)	(25,862)
Net losses and loss adjustment expenses	443,229	410,711	32,518
Underwriting, policy acquisition and operating expenses	227,610	217,064	10,546
Segregated portfolio cells dividend expense (income)	8,142	853	7,289
Interest expense	15,032	14,596	436
Total expenses	694,013	643,224	50,789
Income before income taxes	176,201	128,855	47,346
Income taxes	25,120	12,658	12,462
Net income	$151,081	$116,197	$34,884
Operating income	$129,844	$142,629	$(12,785)
Earnings per share:
Basic	$2.84	$2.12	$0.72
Diluted	$2.83	$2.11	$0.72
Operating earnings per share:
Basic	$2.44	$2.60	$(0.16)
Diluted	$2.43	$2.59	$(0.16)
Net loss ratio	60.4%	59.2%	1.2
Underwriting expense ratio	31.0%	31.3%	(0.3)
Combined ratio	91.4%	90.5%	0.9
Operating ratio	77.8%	74.8%	3.0
Effective tax rate	14.3%	9.8%	4.5
Return on equity	8.0%	5.6%	2.4
In all tables that follow, the abbreviation "nm" indicates that the information or the percentage change is not meaningful.

Revenues
Our consolidated and segment Net premiums earned were as follows:

	Year Ended December 31
($ in thousands)	2016	2015	Change
Net Premiums Earned
Specialty P&C	$457,816	$443,313	$14,503	3.3%
Workers' Compensation	220,815	213,161	7,654	3.6%
Lloyd's Syndicate	54,650	37,675	16,975	45.1%
Consolidated total	$733,281	$694,149	$39,132	5.6%
Consolidated Net premiums earned increased in 2016 as compared to 2015 driven by increases in net premiums earned from both our Lloyd's Syndicate segment and our Specialty P&C segment. The increase from our Specialty P&C segment was primarily due to $11.8 million in premium earned from a novation entered into during the fourth quarter of 2016 (see further discussion in our Segment Operating Results - Specialty Property & Casualty section that follows).
The following table shows our consolidated net investment result:

	Year Ended December 31
($ in thousands)	2016	2015	Change
Net investment income	$100,012	$108,660	$(8,648)	(8.0%)
Equity in earnings (loss) of unconsolidated subsidiaries	(5,762)	3,682	(9,444)	(256.5%)
Net investment result	$94,250	$112,342	$(18,092)	(16.1%)
The decrease in our consolidated net investment result in 2016 was primarily attributable to an $11.5 million reduction in earnings from our fixed income portfolio, which reflected both lower average investment balances and lower yields, and a reduction in earnings from our unconsolidated subsidiaries. The reduction in earnings from our unconsolidated subsidiaries was primarily attributable to an acceleration of the recognition of tax credit partnership operating losses for 2016, partially offset by higher reported earnings from our investments in LP/LLCs. Operating losses on our tax credit partnerships were partially offset by reductions in our tax provision.
We had Net realized investment gains of $34.9 million in 2016 as compared to Net realized investment losses of $41.6 million in 2015. OTTI recognized in earnings were $9.8 million in 2016 and $15.3 million in 2015.

Expenses
The following table shows our consolidated and segment net loss ratios:

	Year Ended December 31
($ in millions)	2016	2015	Change
Current accident year net loss ratio
Consolidated ratio	80.1%	82.4%	(2.3)
Specialty P&C	88.6%	92.3%	(3.7)
Workers' Compensation	66.4%	67.1%	(0.7)
Lloyd's Syndicate	63.3%	66.8%	(3.5)
Calendar year net loss ratio
Consolidated ratio	60.4%	59.2%	1.2
Specialty P&C	58.7%	56.4%	2.3
Workers' Compensation	63.6%	66.0%	(2.4)
Lloyd's Syndicate	62.4%	66.8%	(4.4)
Favorable net loss development, prior accident years
Consolidated	$143.8	$161.2	$(17.4)
Specialty P&C	$137.2	$159.0	$(21.8)
Workers' Compensation	$6.1	$2.2	$3.9
Lloyd's Syndicate	$0.5	$—	$0.5
Our consolidated current accident year net loss ratio decreased 2.3 percentage points for the year ended December 31, 2016 as compared to 2015 driven by a lower net loss ratio in our Specialty P&C segment primarily due to changes in expected loss costs related to mass tort litigation and, to a lesser extent, changes in the mix of business. The decrease in the consolidated current accident year net loss ratio was somewhat offset by a change in expense allocations, as discussed below.
Our consolidated calendar year net loss ratio was lower than our consolidated current accident year net loss ratio due to the recognition of net favorable loss development, as shown in the previous table.
Our consolidated and segment underwriting expense ratios were as follows:

	Year Ended December 31
	2016	2015	Change
Underwriting Expense Ratio
Consolidated	31.0%	31.3%	(0.3)
Specialty P&C	22.8%	23.8%	(1.0)
Workers' Compensation	31.9%	29.9%	2.0
Lloyd's Syndicate	41.8%	49.2%	(7.4)
Corporate*	4.2%	3.5%	0.7
* There are no net premiums earned associated with the Corporate segment. Ratios shown are the contribution of the Corporate segment to the consolidated ratio (Corporate operating expenses divided by consolidated Net premium earned).

The slight decrease in our 2016 consolidated expense ratio was primarily attributable to an increase in Net premiums earned for the period, the effect of which was offset, to an extent, by an increase in underwriting expenses.
The primary components of the consolidated increase in Underwriting, policy acquisition and operating expenses for 2016 were:

•	Increase in consolidated DPAC amortization by $8.8 million particularly in the Lloyd's Syndicate segment.

•
Increase in operating expenses in our Corporate segment by $6.3 million primarily related to costs associated with a pre-acquisition liability from a discontinued operation and an increase in share-based compensation expenses resulting from an adjustment of the projected award value based upon the improvement, in the period, of one of the performance metrics associated with a particular year's award.

•
Increase in operating expenses in our Workers' Compensation segment of $3.5 million primarily due to an increase in compensation and related benefit costs, state assessments and pension settlement charges.

There was a $5.4 million decrease in consolidated underwriting expenses in 2016 as compared to 2015 that reflected a current year change in how the management fee was considered and allocated to Losses and loss adjustment expenses. This change had a $5.4 million offsetting effect on consolidated losses and thus did not affect consolidated Net income. Likewise, the change resulted in a 0.8 point decrease in our consolidated underwriting expense ratio which was completely offset by a 0.8 point increase in our consolidated net loss ratio. We believe this change better reflects the involvement of senior management at a corporate level and their oversight of the claims process at the segment level.
Taxes
Our effective tax rate was 14.3% for the year ended December 31, 2016, as compared to our 2015 effective tax rate of 9.8%. The increase in the rate for the year ended December 31, 2016 was primarily due to Net realized investment gains as compared to Net realized investment losses during 2015.
Operating Ratio and Return on Equity
Our operating ratio (calculated as our combined ratio, less our investment income ratio) increased by 3.0 percentage points in the year ended December 31, 2016, which reflected a higher net loss ratio driven by a lower amount of prior year favorable development in our Specialty P&C segment and a lower investment ratio due to a decline in income from our fixed maturity securities.
ROE was 8.0% for the year ended December 31, 2016 and was 5.6% for the year ended December 31, 2015. The increase in 2016 was primarily due to Net realized investment gains as compared to Net realized investment losses during 2015.
Book Value per Share
We believe our commitment to share repurchases and the declaration of dividends are currently our most effective uses of capital even though, in the short-term, dividends and significant share repurchases above book value dampen growth in book value per share. Our book value per share at December 31, 2016 as compared to December 31, 2015 is shown in the following table.

Book Value Per Share
Book Value Per Share at December 31, 2015	$36.88
Increase (decrease) to book value per share during the year ended December 31, 2016 attributable to:
Dividends declared	(5.93)
Cumulative repurchase of shares	(0.47)
Capital management activities	(6.40)
Net income	2.84
Decrease in AOCI	(0.12)
Other	0.58
Book Value Per Share at December 31, 2016	$33.78

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
The following table is a reconciliation of Net income to Operating income:

	Year Ended December 31
(In thousands, except per share data)	2016	2015
Net income	$151,081	$116,197
Items excluded in the calculation of operating income:
Net realized investment (gains) losses	(34,875)	41,639
Net realized gains (losses) attributable to SPCs which no profit/loss is retained (1)	2,049	(1,192)
Guaranty fund assessments (recoupments)	153	218
Pre-tax effect of exclusions	(32,673)	40,665

Tax effect, at 35% (2)	11,436	(14,233)

Operating income	$129,844	$142,629
Per diluted common share:
Net income	$2.83	$2.11
Effect of exclusions	(0.40)	0.48
Operating income per diluted common share	$2.43	$2.59
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

(2) The 35% rate above is the annual expected incremental tax rate associated with the taxable or tax deductible items listed. The effective tax rate applied to these items in calculating Net income during 2016 and 2015 was 14.3% and 9.8%, respectively.

Segment Operating Results - Specialty Property & Casualty
Our Specialty P&C segment focuses on professional liability insurance and medical technology liability insurance as discussed in Note 15 of the Notes to Consolidated Financial Statements. Specialty P&C segment operating results reflect pre-tax underwriting profit or loss from these insurance lines, exclusive of investment results, which are included in our Corporate segment. Segment operating results were $90.1 million for the year ended December 31, 2016 and $92.1 million for the same respective period of 2015, and included the following:

	Year Ended December 31
($ in thousands)	2016	2015	Change
Net premiums written	$458,681	$442,126	$16,555	3.7%
Net premiums earned	$457,816	$443,313	$14,503	3.3%
Net losses and loss adjustment expenses	$268,579	$250,168	$18,411	7.4%
Underwriting, policy acquisition and operating expenses	$104,333	$105,574	$(1,241)	(1.2%)
Net loss ratio	58.7%	56.4%	2.3
Underwriting expense ratio	22.8%	23.8%	(1.0)
Premiums Written
Changes in our premium volume within our Specialty P&C segment are driven by four primary factors: (1) the amount of new business, (2) our retention of existing business, (3) the premium charged for business that is renewed, which is affected by rates charged and by the amount and type of coverage an insured chooses to purchase and (4) the timing of premium written through multi-period policies. In addition, premium volume may periodically be affected by shifts in the timing of renewals between periods. The healthcare professional liability market, which accounts for a majority of the revenues in this segment, remains challenging as physicians continue joining hospitals or larger group practices and are thus no longer purchasing insurance in the standard market. In addition, some competitors have chosen to compete primarily on price; both factors impact our ability to write new business and retain existing business.
Gross, ceded and net premiums written were as follows:

	Year Ended December 31
($ in thousands)	2016	2015	Change
Gross premiums written	$535,725	$526,296	$9,429	1.8%
Less: Ceded premiums written	77,044	84,170	(7,126)	(8.5%)
Net premiums written	$458,681	$442,126	$16,555	3.7%

Gross Premiums Written
Gross premiums written by component were as follows:

	Year Ended December 31
($ in thousands)	2016	2015	Change
Professional liability
Physicians (1)(7):
Twelve month term	$341,598	$345,363	$(3,765)	(1.1%)
Twenty-four month term	21,869	29,707	(7,838)	(26.4%)
Total Physicians	363,467	375,070	(11,603)	(3.1%)
Healthcare facilities (2)(7)	62,364	36,840	25,524	69.3%
Other healthcare providers (3)(7)	32,902	32,503	399	1.2%
Legal professionals (4)	25,351	27,879	(2,528)	(9.1%)
Tail coverages (5)	18,092	19,520	(1,428)	(7.3%)
Total professional liability	502,176	491,812	10,364	2.1%
Medical technology liability (6)	33,067	33,237	(170)	(0.5%)
Other	482	1,247	(765)	(61.3%)
Total	$535,725	$526,296	$9,429	1.8%

(1)
Physician policies were our greatest source of premium revenues in both 2016 and 2015. The decline in twelve month term policies in 2016 was primarily due to retention losses, including the non-renewal of a few large policies in 2016, and the shifting of certain policies from a twelve month term to a twenty-four month term, largely offset by new business written. We offer twenty-four month term policies to our physician insureds in one selected jurisdiction. The net decline in twenty-four month premium, as compared to 2015, primarily reflected the normal cycle of renewals (policies subject to renewal in 2016 were previously written in 2014 rather than in 2015).

(2)
Our healthcare facilities premium (which includes hospitals, surgery centers and other facilities) increased in 2016 primarily due to new business written, which includes premiums written in our SPCs (see discussion in footnote 7 below). In addition, the increase also reflected a novation agreement entered into during the fourth quarter of 2016. A novation represents a legal replacement of one insurer by another extinguishing the ceding entity's liability to the policyholder. The novation resulted in approximately $11.8 million of one-time gross premiums written and earned at the inception of the agreement as all the underlying loss events covered by the policy occurred in the past. The increase was partially offset by retention losses, including the non-renewal of one large policy in the first quarter of 2016.

(3)	Our other healthcare providers are primarily dentists, chiropractors and allied health professionals.

(4)
Our legal professionals policies are primarily individual and small group policies in select areas of practice. The decline in 2016 was primarily due to retention losses, partially offset by new business written. Retention losses were primarily driven by an increase in renewal pricing in certain jurisdictions as well as stricter underwriting standards.

(5)
We offer extended reporting endorsement or "tail" coverage to insureds who discontinue their claims-made coverage with us, and we also periodically offer tail coverage through custom policies. The amount of tail coverage premium written can vary widely from period to period.

(6)
Our medical technology liability business is marketed throughout the U.S.; coverage is offered on a primary basis, within specified limits, to manufacturers and distributors of medical technology and life sciences products including entities conducting human clinical trials. In addition to the previously listed factors that affect our premium volume, our medical technology liability premium volume is impacted by the sales volume of insureds. The slight decline in 2016 was primarily driven by retention losses and, to a lesser extent, a decrease in the rate charged for certain renewed policies, almost entirely offset by new business written.

(7)
During 2016, we expanded our alternative market solutions by writing new healthcare premium in certain SPCs. We added approximately $4.1 million in healthcare professional liability premium during the year ended 2016 which included $1.2 million written in our physicians line of business, $2.9 million in our healthcare facilities line of business and a nominal amount written in our other healthcare providers line of business. All or a portion of the premium written was ceded to the SPCs at our wholly owned Cayman Islands reinsurance subsidiary, Eastern Re. Under the SPC structure, the net operating results of each cell, net of any participation we have taken in the SPCs, are due to the external owners of that cell. Our Specialty P&C segment does not currently participate in the cells that write HCPL premium, and therefore retains no underwriting profit or loss. However, we receive ceding commissions on the premium written which totaled $0.7 million during the year ended December 31, 2016. Additional information regarding the SPCs is included in the Underwriting, Policy Acquisition and Operating Expense section that follows.
New business written by component on a direct basis was as follows:

	Year Ended December 31
(In millions)	2016	2015
Physicians	$32.8	$23.0
Healthcare facilities	17.4	5.9
Other healthcare providers	3.4	2.3
Legal professionals	3.8	4.5
Medical technology liability	5.1	3.7
Total	$62.5	$39.4
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
Retention by component was as follows:

	Year Ended December 31
	2016	2015
Physicians	88%	89%
Healthcare facilities*	79%	85%
Other healthcare providers	85%	85%
Legal professionals	78%	78%
Medical technology liability	85%	81%
* See Gross Premiums Written section above for further explanation of retention decline in 2016.
The pricing of our business includes the effects of filed rates, surcharges and discounts. We continue to base our pricing on expected losses, as indicated by our historical loss data and available industry loss data. We are committed to a rate structure that will allow us to fulfill our obligations to our insureds, while generating competitive returns for our shareholders.
Changes in renewal pricing by component was as follows:

Year Ended December 31
2016
Physicians	—%
Healthcare facilities*	6%
Other healthcare providers*	1%
Legal professionals	5%
Medical technology liability*	(1%)
* The changes in renewal pricing shown are also reflective of changes in our exposure base, deductibles, self-insurance retention limits and other policy terms.

Ceded Premiums Written
Ceded premiums represent the amounts owed to our reinsurers for their assumption of a portion of our losses. Through our current excess of loss reinsurance arrangements we retain the first $1 million in risk insured by us and cede coverages in excess of this amount. For our medical technology liability coverages, we also retain 20% of the next $9.0 million of risk for coverages in excess of $1.0 million. We pay our reinsurers a ceding premium in exchange for their accepting the risk, the ultimate amount of which is determined by the loss experience of the business ceded, subject to certain minimum and maximum amounts.
Ceded premiums written for the years ended December 31, 2016 and 2015 were as follows:

	Year Ended December 31
($ in thousands)	2016	2015	Change
Excess of loss reinsurance arrangements (1)	$29,493	$31,775	(2,282)	(7.2%)
Premium ceded to Syndicate 1729 (2)	23,832	24,718	(886)	(3.6%)
Other shared risk arrangements (3)	26,737	24,401	2,336	9.6%
Other ceded premiums written	4,065	4,394	(329)	(7.5%)
Reduction in premiums owed under reinsurance agreements, prior accident years, net (4)	(7,083)	(1,118)	(5,965)	533.5%
Total ceded premiums written	$77,044	$84,170	$(7,126)	(8.5%)

(1)
We generally reinsure risks under our excess of loss reinsurance arrangements pursuant to which the reinsurers agree to assume all or a portion of all risks that we insure above our individual risk retention levels, up to the maximum individual limits offered. The decrease in ceded premiums written under our excess of loss reinsurance arrangements during 2016 was primarily due to more favorable contract terms on our 2015 core treaty which renewed in October 2016 with similar terms.

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

(3)
We have entered into various shared risk arrangements, including quota share, fronting, and captive arrangements, with certain large healthcare systems and other insurance entities. While we cede a large portion of the premium written under these arrangements, they provide us an opportunity to grow net premium through strategic partnerships. The increase in 2016 was primarily driven by growth in our Ascension Health and CAPAssurance programs.

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

	Year Ended December 31
	2016	2015	Change
Ceded premiums ratio, as reported	14.4%	16.0%	(1.6)
Less the effect of reduction in premiums owed under reinsurance agreements, prior accident years (as previously discussed)	(1.3%)	(0.2%)	(1.1)
Ratio, current accident year	15.7%	16.2%	(0.5)
The decrease in the current accident year ceded premiums ratio for the year ended December 31, 2016 was primarily attributable to more favorable treaty terms in our excess of loss reinsurance arrangements and the effect of an increase in premium volume driven by a fourth quarter 2016 novation (as discussed above under the heading "Gross Premiums Written"). This reduction to the ratio was partially offset by an increase in premium ceded under our shared risk arrangements.
Net Premiums Earned
Net premiums earned were as follows:

	Year Ended December 31
($ in thousands)	2016	2015	Change
Gross premiums earned	$535,931	$528,118	$7,813	1.5%
Ceded premiums earned	78,115	84,805	(6,690)	(7.9%)
Net premiums earned	$457,816	$443,313	$14,503	3.3%
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
The increase in gross premiums earned in 2016 was driven by a large novation during the fourth quarter 2016, as discussed above under the heading "Gross Premiums Written", partially offset by the pro rata effect of the lower physician premiums written during the preceding twelve months. In addition, prior accident year ceded premiums reductions were $6.0 million higher in 2016 than in 2015 (see discussion under the heading "Ceded Premiums Written").

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
The following table summarizes calendar year net loss ratios by separating losses between the current accident year and all prior accident years. Additionally, the table shows our current accident year net loss ratio was affected by revisions to our estimate of premiums owed to reinsurers related to coverages provided in prior accident years. Net loss ratios for 2016 and 2015 compare as follows:

	Net Loss Ratios (1)
	Year Ended December 31
	2016	2015	Change
Calendar year net loss ratio	58.7%	56.4%	2.3
Less impact of prior accident years on the net loss ratio	(29.9%)	(35.9%)	6.0
Current accident year net loss ratio	88.6%	92.3%	(3.7)
Less estimated ratio increase (decrease) attributable to:
Ceded premium reductions, prior accident years (2)	(1.4%)	(0.2%)	(1.2)
Current accident year net loss ratio, excluding the effect of prior year ceded premium (3)	90.0%	92.5%	(2.5)

(1)	Net losses, as specified, divided by net premiums earned.

(2)
Reductions to premiums owed under reinsurance agreements for prior accident years increased net premiums earned (the denominator of the current accident year ratio) in both 2016 and 2015. See the discussion in the Premiums section for our Specialty P&C segment under the heading "Ceded Premiums Written" for additional information.

(3)
The decrease in the current accident year net loss ratio primarily reflected changes in expected loss costs related to mass tort litigation and, to a lesser extent, changes in the mix of business. While we increased our reserves related to mass tort litigation in both 2016 and 2015 the increase was substantially less in 2016, resulting in approximately 1.9 percentage points of the decrease. Slightly offsetting the decrease by approximately 0.4 percentage points was the effect of a novation (net premiums earned at a high loss ratio) entered into during the fourth quarter 2016. Additional information regarding the novation is included in the Premiums section for our Specialty P&C segment under the heading "Gross Premiums Written."

We recognized net favorable loss development related to our previously established reserve of $137.2 million and $159.0 million for the years ended December 31, 2016 and 2015, respectively. The net favorable loss development in 2016 and 2015 included $12.0 million and $11.8 million, respectively, attributable to our medical technology liability line of business and $9.4 million and $1.0 million, respectively, attributable to our legal professionals liability line of business. We re-evaluate our previously established reserve each quarter based on our most recently available claims data and currently available industry trend information. Development recognized during 2016 principally related to accident years 2008 through 2014. Development recognized during 2015 principally related to accident years 2008 through 2012.
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

Underwriting, Policy Acquisition and Operating Expenses
Specialty P&C segment Underwriting, policy acquisition and operating expenses for 2016 and 2015 were comprised as follows:

	Year Ended December 31
($ in thousands)	2016	2015	Change
Specialty P&C segment:
DPAC amortization	$45,019	$45,459	$(440)	(1.0%)
Management fees	6,447	6,931	(484)	(7.0%)
Other underwriting and operating expenses	52,867	53,184	(317)	(0.6%)
Total	$104,333	$105,574	$(1,241)	(1.2%)
DPAC amortization decreased $0.4 million in 2016 as compared to 2015. The decrease is primarily due to the effect of a $1.2 million increase in ceding commission income, which is an offset to expense. Increases in commission expense related to business written by our independent agents offsets increases in ceding commission income and, for the period, reduced the increase in ceding commission income almost entirely.
Management fees are charged pursuant to a management agreement by the Corporate segment to the operating subsidiaries within our Specialty P&C segment for services provided, based on the extent to which services are provided to the subsidiary and the amount of premium written by the subsidiary. While the terms of the management agreement were consistent between 2016 and 2015, fluctuations in the amount of premium written by each subsidiary can result in corresponding variations in the management fee charged to each subsidiary during a particular period.
Other underwriting and operating expenses decreased slightly during 2016 with no individually significant variances by expense category.
Underwriting Expense Ratio (the Expense Ratio)
The underwriting expense ratio for the Specialty P&C segment reflects a decrease in 2016 as compared to 2015, as shown below:

	Year Ended December 31
	2016	2015	Change
Underwriting expense ratio	22.8%	23.8%	(1.0)
The decrease in the underwriting expense ratio for 2016 is primarily reflective of the effect of an increase in net earned premium, primarily attributable to a fourth quarter 2016 novation (as discussed in the Premiums section for our Specialty P&C segment under the heading "Gross Premiums Written"), and to a lesser extent by the effect of the previously discussed reduction in DPAC amortization.
Segregated Portfolio Cell Dividend Expense (Income)
During 2016 we expanded our alternative market solutions by writing HCPL premium in three SPCs at Eastern Re. Consistent with the SPC structure discussed in our Workers' Compensation segment, the net operating results of each cell, net of any participation we have taken in the SPCs, are due to the external owners of that cell. Our Specialty P&C segment does not currently participate in the cells that write HCPL premium, and therefore retains no underwriting profit or loss. SPC dividend expense (income) was $0.1 million for 2016. There was no SPC dividend expense (income) for Specialty P&C during 2015. See the Underwriting, Policy Acquisition and Operating Expense section in our Workers' Compensation segment results for more information on our SPCs.

Segment Operating Results - Workers' Compensation
Our Workers' Compensation segment provides traditional workers' compensation insurance products to employers with 1,000 or fewer employees and alternative market solutions, as discussed in Note 15 to the Notes to Consolidated Financial Statements. Segment operating results reflect pre-tax underwriting profit or loss, which includes SPC dividend expense (income) and excludes investment results which are included in our Corporate segment. Segment operating results were net earnings of $2.7 million and $8.4 million for the years ended December 31, 2016 and 2015, respectively. SPC dividend expense (income) for this segment reflects both the underwriting and investment results of our alternative market business ceded to the SPCs at Eastern Re, net of our participation in the SPCs. The SPC investment results, which include Net investment income and Net realized gains and losses, reflected income of $3.2 million in 2016 compared to losses of $1.0 million in 2015. The SPC investment results should be considered in the calculation of the segment operating results as they are included in SPC dividend expense (income). Segment operating results, inclusive of the SPC investment results, were net earnings of $5.9 million and $7.4 million for the years ended December 31, 2016 and 2015, respectively.

	Year Ended December 31
($ in thousands)	2016	2015	Change
Net premiums written	$223,578	$218,338	$5,240	2.4%
Net premiums earned	$220,815	$213,161	$7,654	3.6%
Net losses and loss adjustment expenses	$140,534	$140,744	$(210)	(0.1%)
Underwriting, policy acquisition and operating expenses	$70,464	$63,653	$6,811	10.7%
SPC dividend expense (income)	$7,998	$853	$7,145	837.6%
Net loss ratio	63.6%	66.0%	(2.4)
Underwriting expense ratio	31.9%	29.9%	2.0
Premiums Written
Our workers’ compensation premium volume is driven by four primary factors: (1) the amount of new business written, (2) audit premium, (3) retention of our existing book of business, and (4) premium rates charged on our renewal book of business.
Gross, ceded and net premiums written were as follows:

	Year Ended December 31
($ in thousands)	2016	2015	Change
Gross premiums written
Traditional business*	$172,025	$172,977	$(952)	(0.6%)
Alternative market business	75,915	70,631	5,284	7.5%
Segment results	247,940	243,608	4,332	1.8%
Less: Ceded premiums written
Traditional business	9,446	10,307	(861)	(8.4%)
Alternative market business*	14,916	14,963	(47)	(0.3%)
Segment results	24,362	25,270	(908)	(3.6%)
Net premiums written
Traditional business	162,579	162,670	(91)	(0.1%)
Alternative market business	60,999	55,668	5,331	9.6%
Segment results	$223,578	$218,338	$5,240	2.4%
* Traditional gross premiums written and alternative market ceded premiums written for 2016 are reported net of alternative market premiums assumed by our traditional business totaling $0.9 million.
Our traditional workers’ compensation insurance products include guaranteed cost, dividend, deductible, and retrospectively-rated policies. Our alternative market business is 100% ceded to either the SPCs at our wholly owned Cayman Islands reinsurance subsidiary, Eastern Re, or to unaffiliated captive insurers. As of December 31, 2016, there were 23 (20 active) SPCs at Eastern Re and four active alternative market programs with unaffiliated captive insurers. We added a new alternative market program with an unaffiliated captive insurer during the first quarter of 2016 with direct premiums written of $1.9 million for the year ended December 31, 2016.

Additional information regarding the structure of the SPCs is included in the Underwriting, Policy Acquisition and Operating Expense section that follows.
Gross Premiums Written
Gross premiums written in our traditional and alternative market business for the years ended December 31, 2016 and 2015 are reflected in the table on the previous page. Gross premiums written increased in 2016, driven by growth in our alternative market business. Our traditional business premium written was relatively flat in 2016, which reflected the competitive environment in the geographic markets in which we operate. We retained all 23 of the available alternative market programs up for renewal for the year ended December 31, 2016.
New business, audit premium, retention and renewal price changes for both the traditional business and the alternative market business are shown in the table below:

	Year Ended December 31
	2016			2015
($ in millions)	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results
New business	$22.8	$10.2	$33.0	$28.1	$10.2	$38.3
Audit premium (including EBUB)	$5.2	$1.1	$6.3	$5.9	$0.9	$6.8
Retention rate (1)	84%	88%	85%	81%	89%	83%
Change in renewal pricing (2)	(1%)	(1%)	(1%)	1%	2%	1%
(1) We calculate our workers' compensation retention rate as annualized expiring renewed premium divided by all annualized expiring premium subject to renewal. Our retention rate can be impacted by various factors, including price or other competitive issues, insureds being acquired, or a decision not to renew based on our underwriting evaluation.

(2) The pricing of our business includes an assessment of the underlying policy exposure and the effects of current market conditions. We continue to base our pricing on expected losses, as indicated by our historical loss data. Changes in the renewal rate reflected the competitive workers' compensation environment.

Ceded Premiums Written
Ceded premiums written reflected our external reinsurance programs and alternative market business ceded to unaffiliated captive insurance companies.
Ceded premiums written were as follows:

	Year Ended December 31
($ in thousands)	2016	2015	Change
Premiums ceded to external reinsurers
Traditional business	$10,255	$9,922	$333	3.4%
Alternative market business	7,258	7,205	53	0.7%
Segment results	17,513	17,127	386	2.3%
Change in return premium estimate under external reinsurance
Traditional business	(809)	385	(1,194)	(310.1%)
Alternative market business	—	—	—	nm
Segment results	(809)	385	(1,194)	(310.1%)
Premiums ceded to unaffiliated captive insurers
Traditional business	—	—	—	nm
Alternative market business	7,658	7,758	(100)	(1.3%)
Segment results	7,658	7,758	(100)	(1.3%)
Total ceded premiums written
Traditional business	9,446	10,307	(861)	(8.4%)
Alternative market business	14,916	14,963	(47)	(0.3%)
Segment results	$24,362	$25,270	$(908)	(3.6%)
We retain the first $0.5 million in risk insured by us on our traditional business and cede losses in excess of this amount on each loss occurrence under our primary external reinsurance contract. The traditional external reinsurance contract contains a return premium provision under which we estimate return premium based on the underlying loss experience of policies covered under the contract. Changes in the return premium estimate reflect the loss experience under the reinsurance contract for the years ended December 31, 2016 and 2015. In our alternative market business, the risk retention for each loss occurrence ranges from $0.3 million to $0.35 million based on the alternative market program. We cede 100% of premiums written under four alternative market programs to unaffiliated captive insurers.
Premiums ceded to external reinsurers in our traditional business increased during the year ended December 31, 2016, which primarily reflected an increase in reinsurance rates for the contract year effective May 1, 2016.
The increase in the return premium estimate for the year ended December 31, 2016 primarily reflected loss experience under the current reinsurance contract year effective May 1, 2016. The decrease in the return premium estimate for the year ended December 31, 2015 primarily reflected 2015 traditional ceded incurred losses as discussed below (including $4.9 million related to the 2015 accident year), partially offset by favorable loss experience on contract years prior to 2014.
The workers’ compensation segment has experienced an increase in severity related claims, which has resulted in an increase in losses ceded under our external reinsurance contract. Calendar year ceded incurred losses in both our traditional and alternative market business totaled $35.6 million for the year ended December 31, 2016 as compared to $12.6 million for 2015. In our traditional business, ceded incurred losses totaled $20.7 million and $7.9 million for the years ended December 31, 2016 and 2015, respectively. The increase in traditional ceded losses in 2016 primarily reflected 3 loss occurrences totaling $12.4 million. The increase in our traditional reinsurance rate primarily reflected the increase in claim severity. Additionally, we have not accrued any return premium for the 2014 or 2015 reinsurance contract years as a result of the increase in ceded losses.
The decrease in premiums ceded to unaffiliated captive insurers during the year ended December 31, 2016 primarily reflected the non-renewal of accounts for underwriting reasons, partially offset by the new alternative market program in the first quarter of 2016 as discussed above.

Ceded Premiums Ratio
Ceded premiums ratio was as follows:

	Year Ended December 31
	2016			2015
	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results
Ceded premiums ratio, as reported	5.5%	19.6%	9.8%	6.0%	21.2%	10.4%
Less the effect of:
Return premium estimated under external reinsurance	(0.5%)	—%	(0.3%)	0.2%	—%	0.2%
Premiums ceded to unaffiliated captive insurer (100%)	—%	9.0%	2.9%	—%	9.7%	2.9%
Ceded premiums ratio, less the effects of above	6.0%	10.6%	7.2%	5.8%	11.5%	7.3%
Per our reinsurance agreements, we cede premiums related to our traditional business on an earned premium basis, whereas alternative market premiums are ceded on a written premium basis. The increase in the traditional ceded premiums ratio, less the effect of return premiums, in 2016 as compared to 2015 reflected the increase in reinsurance rates previously discussed. The decrease in the alternative markets ceded premiums ratio in 2016 as compared to 2015 primarily reflected the impact of the premiums ceded to and assumed by the traditional business.
Net Premiums Earned
Net premiums earned were as follows:

	Year Ended December 31
($ in thousands)	2016	2015	Change
Gross premiums earned
Traditional business*	$170,492	$172,115	$(1,623)	(0.9%)
Alternative market business	75,658	66,168	9,490	14.3%
Segment results	246,150	238,283	7,867	3.3%
Less: Ceded premiums earned
Traditional business	9,446	10,859	(1,413)	(13.0%)
Alternative market business*	15,889	14,263	1,626	11.4%
Segment results	25,335	25,122	213	0.8%
Net premiums earned
Traditional business	161,046	161,256	(210)	(0.1%)
Alternative market business	59,769	51,905	7,864	15.2%
Segment results	$220,815	$213,161	$7,654	3.6%
* Traditional gross premiums earned and alternative market ceded premiums earned for 2016 are reported net of alternative market premiums assumed by our traditional business totaling $0.9 million.
Net premiums earned consist of gross premiums earned less the portion of earned premiums that we cede to our reinsurers for their assumption of a portion of our losses. Our workers’ compensation policies are twelve month policies and premiums are earned on a pro rata basis over the policy period. Net premiums earned also include premium adjustments related to the audit of our insureds' payrolls. Payroll audits are conducted subsequent to the end of the policy period and any related adjustments are recorded as fully earned in the current period. In addition, we record an estimate for EBUB and evaluate the estimate on a quarterly basis. We increased the EBUB estimate by $0.4 million and $0.5 million for the years ended December 31, 2016 and 2015, respectively.

Losses and Loss Adjustment Expenses
The following table summarizes calendar year net loss ratios by separating losses between the current accident year and all prior accident years. Calendar year net loss ratios by component were as follows:

	Net Loss Ratios
	Year Ended December 31
	2016			2015			Change
	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results
Calendar year net loss ratio *	66.5%	55.7%	63.6%	65.5%	67.5%	66.0%	1.0	(11.8)	(2.4)
Less impact of prior accident years on the net loss ratio	(1.0%)	(7.8%)	(2.8%)	(1.0%)	(1.2%)	(1.1%)	—	(6.6)	(1.7)
Current accident year net loss ratio	67.5%	63.5%	66.4%	66.5%	68.7%	67.1%	1.0	(5.2)	(0.7)
Less impact of audit premium on loss ratio	—%	(1.2%)	(0.3%)	—%	(1.2%)	(0.3%)	—	—	—
Current accident year net loss ratio, excluding the effect of audit and return premium	67.5%	64.7%	66.7%	66.5%	69.9%	67.4%	1.0	(5.2)	(0.7)
* The net loss ratios for 2016 in the above table are calculated before the impact of the $0.9 million of premiums earned that is assumed by and ceded from the traditional and alternative market business, respectively.

The current accident year net loss ratio in our traditional business increased in 2016 as compared to 2015 which primarily reflected the expected impact of renewal rate decreases in 2016. The decrease in the current accident year net loss ratio in our alternative market business primarily reflected improved loss experience and a decrease in severity-related claim activity.
We recognized net favorable prior year development related to our previously established reserve of $6.1 million and $2.2 million for the years ended December 31, 2016 and 2015, respectively. The net favorable prior year development included $1.6 million related to amortization of the purchase accounting fair value adjustment for our traditional business for both 2016 and 2015. It also included net favorable prior year development for our alternative market business of $4.5 million and $0.6 million for the years ended December 31, 2016 and 2015, respectively.
Within our alternative market business, audit premium from insureds results in a decrease in the net loss ratio, whereas audit premium returned to insureds results in an increase in the net loss ratio. We recognized audit premium in 2016 and 2015, the effect of which is reflected in the table above.
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

Underwriting, Policy Acquisition and Operating Expenses
Underwriting, policy acquisition and operating expenses include commissions, premium taxes and underwriting salaries, which are capitalized and deferred over the related workers’ compensation policy period, net of external ceding commissions earned. The capitalization of these costs can vary as they are subject to the success rate of our contract acquisition efforts. These expenses also include a management fee charged by the Corporate segment, which represents intercompany charges pursuant to a management agreement. The fee is based on the extent to which services are provided to the subsidiary and the amount of premium written by the subsidiary.
The table below provides a comparison of underwriting, policy acquisition and operating expenses:

	Year Ended December 31
($ in thousands)	2016	2015	Change
Traditional business	$52,207	$47,343	$4,864	10.3%
Alternative market business	18,257	16,310	1,947	11.9%
Underwriting, policy acquisition and operating expenses	$70,464	$63,653	$6,811	10.7%
Underwriting Expense Ratio (the Expense Ratio)
The underwriting expense ratio for the Worker's Compensation segment included the impact of the following:

	Year Ended December 31
	2016			2015			Change
	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results
Underwriting expense ratio, as reported*	32.2%	31.0%	31.9%	29.4%	31.4%	29.9%	2.8	(0.4)	2.0
Less estimated ratio increase (decrease) attributable to:
Non-recurring/unusual expenses	0.6%	—%	0.4%	—%	—%	—%	0.6	—	0.4
Amortization of intangible assets	3.2%	—%	2.4%	3.2%	—%	2.4%	—	—	—
Management fees	1.1%	—%	0.8%	1.1%	—%	0.9%	—	—	(0.1)
Impact of audit premium	(0.9%)	(0.6%)	(0.8%)	(0.9%)	(0.5%)	(0.9%)	—	(0.1)	0.1
Impact of return premium estimate	(0.1%)	—%	(0.1%)	0.1%	—%	0.1%	(0.2)	—	(0.2)
Underwriting expense ratio, less listed effects	28.3%	31.6%	29.2%	25.9%	31.9%	27.4%	2.4	(0.3)	1.8
* The underwriting expense ratios for 2016 in the above table are calculated before the impact of the $0.9 million of premiums earned that is assumed by and ceded from the traditional and alternative market business, respectively.

Non-recurring expenses for the year ended December 31, 2016 in the above table reflected a pension settlement charge of $1.0 million related to the termination of a legacy Eastern pension plan which was finalized during the fourth quarter of 2016.
The remaining increase in the traditional expense ratio in 2016, exclusive of the items noted in the table, primarily reflected increases in compensation and related benefits and state assessments, as well as the effect of the decrease in net premiums earned. The alternative markets expense ratio primarily reflected ceding commissions, which vary by program.

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
The SPCs are segregated pools of assets and liabilities that provide an insurance facility for a defined set of risks. Assets of each SPC are solely for the benefit of that individual cell and each SPC is solely responsible for the liabilities of that individual cell. Assets of each SPC are statutorily protected from the creditors of the others. We participate to a varying degree in the results of selected SPCs. Our ownership interest in the SPCs in which we participate is as low as 25% and as high as 100%. Under the SPC structure, the net operating results of each cell, net of our participation, are due to the external owners of that cell.
SPC dividend expense (income) was as follows:

	Year Ended December 31
($ in thousands)	2016	2015	Change
SPC net operating results - profit/(loss)	$11,080	$(492)	$11,572	(2,352.0%)
Less: Eastern participation - profit/(loss)	3,082	(1,345)	4,427	(329.1%)
SPC dividend expense (income)	$7,998	$853	$7,145	837.6%
The increase in SPC dividend expense (income), including our participation, in 2016 reflected improved underwriting and investment results related to the SPCs at Eastern Re. The improved underwriting results were driven by improved loss experience. The SPC investment results, which are reported in our Corporate segment as discussed at the beginning of the Segment Operating Results - Workers' Compensation section, reflected income of $3.2 million in 2016, compared to losses of $1.0 million in 2015.

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
Syndicate 1729 covers a range of property and casualty insurance and reinsurance lines, and had a maximum underwriting capacity of £90.0 million for the 2016 underwriting year, of which £51.8 million ($63.9 million based on December 31, 2016 exchange rates) is our allocated underwriting capacity. We are required to provide capital (also referred to as FAL) to support our underwriting capacity and are meeting our FAL requirement with investment securities held at Lloyd's. Our FAL securities had a fair value of $97.1 million at December 31, 2016, as discussed in Note 4 of the Notes to Consolidated Financial Statements.
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
Our Lloyd's Syndicate segment reported net operating income of $0.2 million for 2016 and a net operating loss of $5.6 million for 2015, respectively, and were composed as follows:

	Year Ended December 31
($ in thousands)	2016	2015	Change
Gross premiums written	$65,157	$56,929	$8,228	14.5%
Net premiums written	$56,274	$48,821	$7,453	15.3%
Net premiums earned	$54,650	$37,675	$16,975	45.1%
Net investment income	$1,410	$928	$482	51.9%
Net losses and loss adjustment expenses	$34,116	$25,181	$8,935	35.5%
Underwriting, policy acquisition and operating expenses	$22,832	$18,518	$4,314	23.3%
Income tax expense	$384	$1,240	$(856)	(69.0%)

Net loss ratio	62.4%	66.8%	(4.4)
Underwriting expense ratio	41.8%	49.2%	(7.4)
Gross premiums written in 2016 consisted of casualty coverages (53% of total gross written premium), property insurance coverages (28%), catastrophe reinsurance coverages (15%), and property reinsurance coverages (4%). The increase in net premiums written during 2016 was attributable to new business.
As discussed in our Specialty P&C segment operating results, Syndicate 1729 serves as a reinsurer on a quota share basis for a wholly owned insurance subsidiary in our Specialty P&C segment. For premium assumed, we include in written premium an estimate of all premiums to be earned over the entire period covered by the reinsurance agreement, generally one year, in the quarter in which the reinsurance agreement becomes effective. The quota share agreement with our Specialty P&C segment renews effective January 1. Results from this ceding arrangement are reported in the Specialty P&C segment on the same quarter delay in order to be consistent with the Lloyd's Syndicate segment as the effect of doing so is not material.
The 2014 calendar year quota share arrangement with our Specialty P&C segment was commuted in December 2015. Due to the reporting delay, the effect of the commutation was reported by both segments in results during the first quarter 2016. The commutation did not differ significantly from previously recorded amounts.
Net premiums earned consist of gross premiums earned less the portion of earned premiums that we cede to our reinsurers for their assumption of a portion of our losses. Policies written to date primarily carry a term of one year. Because premiums are generally earned pro rata over the entire policy period, fluctuations in premiums earned tend to lag those of premiums written. Additionally, premiums for certain policies and assumed reinsurance contracts are reported subsequent to the coverage period and/or may be subject to adjustment based on loss experience. These premium adjustments are earned when reported, which can result in further fluctuation in earned premium. Net premiums earned reported included premium assumed from our Specialty P&C segment of approximately $14.0 million for 2016 and $14.4 million for 2015.
Losses for the year were primarily recorded using the loss assumptions by risk category incorporated into the business plan submitted to Lloyd's for Syndicate 1729 with consideration given to loss experience incurred to date. The assumptions used in the business plan were consistent with loss results reflected in Lloyd's historical data for similar risks. We expect loss ratios to fluctuate from quarter to quarter as Syndicate 1729 writes more business and the book begins to mature. The loss ratios will also fluctuate due to the timing of earned premium adjustments described above. Premium and exposure for some of Syndicate 1729's insurance policies and reinsurance contracts are initially estimated and subsequently adjusted over an extended period of time as reports are received under binding authority programs. When reports are received, the premium, exposure and corresponding loss estimates are revised accordingly. Changes in loss estimates due to premium or exposure fluctuations are incurred in the accident year in which the premium is earned. The 4.4% decrease in the net loss ratio for 2016 as compared to 2015 reflected the recognition of $0.5 million in net favorable prior year development and reductions attributable to shifts in the mix of business as well as increased reliance on the actual loss experience on the book of business written by Syndicate 1729. We believe that the net amount of favorable prior year development recognized during 2016 accurately reflects losses on this book of business by accident year. We did not recognize any prior year development in 2015.
Underwriting expenses increased $4.3 million during 2016 when compared to 2015 primarily related to a $5.9 million increase in DPAC amortization. As operations have matured, the total amount of underwriting salaries has increased along with the number of policies successfully written. Underwriting compensation is capitalized as DPAC only when efforts are successful and amounts capitalized in 2016 were greater than in 2015. During 2014, the initial year of operations, no underwriting salaries were capitalized as DPAC, as there was no established success rate. The first quarter 2015 reflected results from 2014 due to the delay in reporting. Consequently, DPAC amortization was greater in 2016 than in 2015 but underwriting compensation charged directly to expense was lower in 2016 than in 2015. Also, certain startup expenses were incurred in 2015. The improvement in the 2016 expense ratio primarily reflected the increase in net premiums earned and we anticipate a continued reduction to the ratio as the level of net premiums earned is expected to continue to grow.
Net investment income for the years ended December 31, 2016 and 2015 was primarily attributable to interest earned on the FAL investments. Our FAL investments are primarily short-term investments and investment-grade corporate debt securities.
Operating results of this segment are subject to U.K. income tax law. During the fourth quarter of 2016, we recognized a $3.0 million tax benefit, which reversed taxes accrued in previous quarters of 2016. The benefit is a result of a current period change in the calculation of the currency exchange gains and losses on our Syndicate 1729’s investments for U.K. tax purposes, which are primarily denominated in U.S. dollars.

Segment Operating Results - Corporate
Segment operating results for our Corporate segment were net earnings of $58.1 million and $21.3 million for the years ended December 31, 2016 and December 31, 2015, respectively. Operating results included the following:

	Year Ended December 31
($ in thousands)	2016	2015	Change
Net investment income	$98,602	$107,732	$(9,130)	(8.5%)
Equity in earnings (loss) of unconsolidated subsidiaries	$(5,762)	$3,682	$(9,444)	(256.5%)
Total net realized investment gains (losses)	$34,799	$(41,663)	$76,462	183.5%
Operating expense	$30,807	$24,518	$6,289	25.7%
Interest expense	$15,032	$14,596	$436	3.0%
Income taxes	$24,736	$11,418	$13,318	116.6%
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
Net investment income by investment category was as follows:

	Year Ended December 31
($ in thousands)	2016	2015	Change
Fixed maturities	$84,386	$96,315	$(11,929)	(12.4%)
Equities	14,887	13,317	1,570	11.8%
Short-term and Other investments	3,353	2,035	1,318	64.8%
BOLI	2,008	2,053	(45)	(2.2%)
Investment fees and expenses	(6,032)	(5,988)	(44)	(0.7%)
Net investment income	$98,602	$107,732	$(9,130)	(8.5%)
Fixed Maturities
The decrease in our income from fixed maturity securities was due to lower average investment balances and to lower yields. We reduced the size of our fixed portfolio over the last year in order to pay dividends and invest in other asset classes. On an overall basis, our average investment in fixed securities was approximately 8.0% lower in 2016 as compared to 2015.
Average yields for our fixed maturity portfolio were as follows:

	Year Ended December 31
	2016	2015
Average income yield	3.3%	3.4%
Average tax equivalent income yield	3.8%	4.0%
Equities
Income from our equity portfolio increased for the year ended December 31, 2016, as compared to 2015 reflecting an increase in our allocation to this asset category as well as a different mix of equities owned.

Equity in Earnings (Loss) of Unconsolidated Subsidiaries
Equity in earnings (loss) of unconsolidated subsidiaries is derived from our investment interests accounted for under the equity method. Results were as follows:

	Year Ended December 31
($ in thousands)	2016	2015	Change
Investment LPs/LLCs	$19,055	$13,970	$5,085	36.4%
Tax credit partnerships	(24,817)	(10,288)	(14,529)	141.2%
Equity in earnings (loss) of unconsolidated subsidiaries	$(5,762)	$3,682	$(9,444)	(256.5%)
We hold interests in certain LPs/LLCs that generate earnings from trading portfolios, secured debt, debt securities, multi-strategy funds and private equity investments. The performance of the LPs is affected by the volatility of equity and credit markets.
Our tax credit investments are designed to generate returns in the form of tax credits and tax-deductible project operating losses and are comprised of qualified affordable housing tax credit partnership interests and historic tax credit partnership interests. We account for our tax credit investments under the equity method and record our allocable portion of the operating losses of the underlying properties based on estimates provided by the partnerships. For our qualified affordable housing tax credit partnership interests we adjust our estimates of our allocable portion of operating losses periodically as actual operating results of the underlying properties become available. During 2016, based on operating results received, we increased our estimate of partnership operating losses by $8.6 million. The increase represented an acceleration of operating losses; total operating losses expected over the life of the partnership did not change. The remaining increase during the period was primarily attributable to operating losses related to our historic tax credit interests, which we began investing in during 2015. Due to the short-term nature of these investments, remaining operating losses are expected to be recognized primarily during 2017.
The tax benefits received from our tax credit partnerships, which are not reflected in our investment results above, reduced our tax expenses in 2016 and 2015 as follows:

	Year Ended December 31
(In millions)	2016	2015
Tax credits recognized during the period	$27.5	$22.4
Tax benefit of tax credit partnership operating losses	$8.7	$3.6
Tax credits provided by the underlying projects of the historic tax credit partnerships are typically available in the tax year in which the project is put into active service, whereas the tax credits provided by qualified affordable housing tax credit partnerships are provided over approximately a ten year period. The increase in tax credits recognized in 2016 was primarily attributable to our historic tax credit partnership investments.

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

	Year Ended December 31
(In thousands)	2016	2015
GAAP net investment result:
Net investment income	$98,602	$107,732
Equity in earnings (loss) of unconsolidated subsidiaries	(5,762)	3,682
GAAP net investment result	$92,840	$111,414

Pro forma tax-equivalent investment result	$149,959	$164,756

Reconciliation of pro forma and GAAP tax-equivalent investment result:
Pro forma tax-equivalent investment result	$149,959	$164,756
Less taxable equivalent adjustments, calculated using the 35% federal statutory tax rate:
State and municipal bonds	11,698	14,449
BOLI	1,081	1,105
Dividends received	1,957	3,316
Tax credit partnerships	42,383	34,472
GAAP net investment result	$92,840	$111,414

Net Realized Investment Gains (Losses)
The following table provides detailed information regarding our Net realized investment gains (losses).

	Year Ended December 31
(In thousands)	2016	2015
OTTI losses, total:
State and municipal bonds	$(100)	$—
Corporate debt	(7,604)	(11,781)
Other investments	(3,130)	(8,136)
Portion of OTTI losses recognized in other comprehensive income before taxes:
Corporate debt	1,068	4,572
Net impairment losses recognized in earnings	(9,766)	(15,345)
Gross realized gains, available-for-sale securities	12,402	11,910
Gross realized (losses), available-for-sale securities	(7,029)	(11,479)
Net realized gains (losses), trading securities	6,632	1,080
Net realized gains (losses), other investments	1,115	464
Change in unrealized holding gains (losses), trading securities	30,521	(28,343)
Change in unrealized holding gains (losses), convertible securities, carried at fair value as a part of Other investments	899	(896)
Other	25	946
Net realized investment gains (losses)	$34,799	$(41,663)
During 2016, we recognized OTTI in earnings of $6.5 million related to corporate bonds, including credit-related OTTI of $5.5 million related to debt instruments from ten issuers in the energy sector. The fair value of these bonds declined during 2016 as did the credit quality of the issuers, and we recognized credit-related OTTI to reduce the amortized cost basis of the bonds to the present value of future cash flows we expected to receive from the bonds. During 2016, we also recognized non-credit impairments of $0.9 million in OCI relative to the bonds of these issuers, as the fair value of the bonds was less than the present value of the expected future cash flows from the securities.
During 2015, we recognized OTTI in earnings of $7.2 million related to corporate bonds, including credit-related OTTI of $4.9 million related to debt instruments from six issuers in the energy sector. The fair value of these bonds declined in 2015 as did the credit quality of the issuers and we recognized credit-related OTTI to reduce the amortized cost basis of the bonds to the present value of future cash flows we expected to receive from the bonds. We also recognized non-credit impairments of $3.7 million in OCI relative to the bonds of these issuers, as the fair value of the bonds was less than the present value of the expected future cash flows from the securities. We also recognized an OTTI in earnings during 2015 of $0.9 million related to a bond we intended to sell.
We recognized a $3.1 million and an $8.1 million OTTI in earnings during 2016 and 2015 related to our interest in an investment fund that is accounted for using the cost method (classified as part of Other investments). The fund is focused on the energy sector and securities held by the fund declined in value during both 2016 and 2015. OTTI was recognized to reduce our carrying value of the investment to the NAV reported by the fund.
During 2015 we recognized net losses relative to our trading securities primarily due to reductions in market valuations during the period.
Operating Expenses
Corporate segment operating expenses for the years ended December 31, 2016 and 2015, respectively, were comprised as follows:

	Year Ended December 31
($ in thousands)	2016	2015	Change
Operating expenses	$45,116	$38,646	$6,470	16.7%
Management fee offset	(14,309)	(14,128)	(181)	1.3%
Segment Total	$30,807	$24,518	$6,289	25.7%

The increase in operating expenses was due to costs incurred in 2016 related to a pre-acquisition liability from a discontinued operation as well as an increase in salary and benefit expenses primarily related to an increase in share-based compensation expenses. Increases in share-based compensation expenses primarily resulted from an adjustment of the projected award value based upon the improvement, in the period, of one of the performance metrics associated with a particular year's award.
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
Interest Expense
Interest expense increased during 2016 as compared to 2015 primarily due to an increase in the average interest rate on the outstanding borrowings under our Revolving Credit Agreement. Our weighted average outstanding debt approximated $351 million for the year ended December 31, 2016 as compared to $348 million for the year ended December 31, 2015.
Interest expense for 2016 and 2015 is provided in the following table:

	Year Ended December 31
(In thousands)	2016	2015	Change
Senior notes due 2023	$13,429	$13,428	$1
Revolving credit agreement (including fees and amortization)	1,564	1,130	434
Other	39	38	1
	$15,032	$14,596	$436

Taxes
Tax expense allocated to our Corporate segment includes U.S. tax only, which would include U.S. tax expense incurred from our corporate membership in Lloyd's of London. The U.K. tax expense incurred by the U.K. based subsidiaries of our Lloyd's Syndicate segment is allocated to that segment. Consolidated tax expense reflects tax expense of both segments, shown in the table below:

	Year Ended December 31
(In thousands)	2016	2015
Corporate segment income tax expense	$24,736	$11,418
Lloyd's Syndicate segment income tax expense	384	1,240
Consolidated income tax expense	$25,120	$12,658
Factors affecting our consolidated effective tax rate include the following:

	Year Ended December 31
	2016	2015
Statutory rate	35.0%	35.0%
Tax-exempt income*	(5.6%)	(10.0%)
Tax credits	(15.6%)	(17.4%)
U.K. operating results	(0.2%)	2.1%
Other	0.7%	0.1%
Effective tax rate	14.3%	9.8%
* Includes tax-exempt interest, dividends received deduction and change in cash surrender value of BOLI.
Our effective tax rates for both 2016 and 2015 were different from the statutory federal income tax rate primarily due to the following:

•	A portion of our investment income was tax-exempt.

•	We utilized tax credits transferred to us from our tax credit partnership investments.

•
We did not recognize U.S. or U.K. tax expense relative to our pro rata portion of the operating profits of Syndicate 1729 in 2016 as we were able to utilize Syndicate 1729 operating losses from prior years as an offset. We did not recognize a tax benefit for our U.K.operating losses in 2015 as no tax benefit was currently available and it was not more likely than not that a future benefit would be realized.

Tax credits reduced the effective tax rate for 2016, as in 2015, although the effect decreased in 2016 due to higher pre-tax income. Tax credits for 2016 were $27.5 million as compared to $22.4 million for 2015.

Results of Operations–Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Selected consolidated financial data for each period is summarized in the table below.

	Year Ended December 31
($ in thousands, except per share data)	2015	2014	Change
Revenues:
Net premiums written	$709,285	$701,849	$7,436
Net premiums earned	$694,149	$699,731	$(5,582)
Net investment result	112,342	129,543	(17,201)
Net realized investment gains (losses)	(41,639)	14,654	(56,293)
Other income	7,227	8,398	(1,171)
Total revenues	772,079	852,326	(80,247)

Expenses:
Losses and loss adjustment expenses	456,862	379,232	77,630
Reinsurance recoveries	(46,151)	(16,148)	(30,003)
Net losses and loss adjustment expenses	410,711	363,084	47,627
Underwriting, policy acquisition and operating expenses	217,064	211,311	5,753
Segregated portfolio cells dividend expense (income)	853	1,842	(989)
Interest expense	14,596	14,084	512
Total expenses	643,224	590,321	52,903
Income before income taxes	128,855	262,005	(133,150)
Income taxes	12,658	65,440	(52,782)
Net income	$116,197	$196,565	$(80,368)
Operating income	$142,629	$186,367	$(43,738)
Earnings per share:
Basic	$2.12	$3.32	$(1.20)
Diluted	$2.11	$3.30	$(1.19)
Operating earnings per share:
Basic	$2.60	$3.14	$(0.54)
Diluted	$2.59	$3.13	$(0.54)
Net loss ratio	59.2%	51.9%	7.3
Underwriting expense ratio	31.3%	30.2%	1.1
Combined ratio	90.5%	82.1%	8.4
Operating ratio	74.8%	64.2%	10.6
Effective tax rate	9.8%	25.0%	(15.2)
Return on equity	5.6%	8.6%	(3.0)
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
Expenses
The following table shows our consolidated and segment net loss ratios:

	Year Ended December 31
($ in millions)	2015	2014	Change
Current accident year net loss ratio
Consolidated ratio	82.4%	77.9%	4.5
Specialty P&C	92.3%	83.0%	9.3
Workers' Compensation	67.1%	65.7%	1.4
Lloyd's Syndicate	66.8%	67.7%	(0.9)
Calendar year net loss ratio
Consolidated ratio	59.2%	51.9%	7.3
Specialty P&C	56.4%	46.3%	10.1
Workers' Compensation	66.0%	65.0%	1.0
Lloyd's Syndicate	66.8%	67.7%	(0.9)
Favorable net loss development, prior accident years
Consolidated	$161.2	$182.1	$(20.9)
Specialty P&C	$159.0	$180.8	$(21.8)
Workers' Compensation	$2.2	$1.3	$0.9
Lloyd's Syndicate	$—	$—	$—
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

Book Value Per Share
Book Value Per Share at December 31, 2014	$38.17
Increase (decrease) to book value per share during the year ended December 31, 2015 attributable to:
Dividends declared	(2.24)
Cumulative repurchase of shares	(0.64)
Capital management activities	(2.88)
Net income	2.12
Decrease in AOCI	(0.63)
Other	0.10
Book Value Per Share at December 31, 2015	$36.88

Non-GAAP Financial Measures
Operating income is a non-GAAP financial measure that is widely used to evaluate performance within the insurance sector. In calculating operating income, we have excluded the after-tax effects of items listed in the following table that do not reflect normal operating results. We believe operating income presents a useful view of the performance of our insurance operations, but should be considered in conjunction with net income computed in accordance with GAAP.
The following table is a reconciliation of Net income to Operating income:

	Year Ended December 31
(In thousands, except per share data)	2015	2014
Net income	$116,197	$196,565
Items excluded in the calculation of operating income:
Net realized investment (gains) losses	41,639	(14,654)
Net realized gains (losses) attributable to SPCs which no profit/loss is retained (1)	(1,192)	377
Guaranty fund assessments (recoupments)	218	(169)
Effect of confidential settlements, net	—	(866)
Pre-tax effect of exclusions	40,665	(15,312)

Tax effect, at 35% (2)	(14,233)	5,359

Operating income	$142,629	$186,612
Per diluted common share:
Net income	$2.11	$3.30
Effect of exclusions	0.48	(0.17)
Operating income per diluted common share	$2.59	$3.13
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

(2) The 35% rate above is the annual expected incremental tax rate associated with the taxable or tax deductible items listed. The effective tax rate applied to these items in calculating Net income during 2015 and 2014 was 9.8% and 25.0%, respectively.

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

	Year Ended December 31
($ in thousands)	2015	2014	Change
Net premiums written	$442,126	$467,046	$(24,920)	(5.3%)
Net premiums earned	$443,313	$492,733	$(49,420)	(10.0%)
Net losses and loss adjustment expenses	$250,168	$228,199	$21,969	9.6%
Underwriting, policy acquisition and operating expenses	$105,574	$133,132	$(27,558)	(20.7%)
Net loss ratio	56.4%	46.3%	10.1
Underwriting expense ratio	23.8%	27.0%	(3.2)
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
Changes in renewal pricing by component were as follows:

Year Ended December 31
2015
Physicians	1%
Healthcare facilities *	—%
Other healthcare providers *	3%
Legal professionals	3%
Medical technology liability *	—%
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
Ceded premiums written for the years ended December 31, 2015 and 2014 were comprised as follows:

	Year Ended December 31
($ in thousands)	2015	2014	Change
Excess of loss reinsurance arrangements	$31,775	$35,356	(3,581)	(10.1%)
Premium ceded to Syndicate 1729 (1)	24,718	20,899	3,819	18.3%
Other shared risk arrangements (2)	24,401	20,642	3,759	18.2%
Other ceded premiums written	4,394	4,380	14	0.3%
Reduction in premiums owed under reinsurance agreements, prior accident years, net (3)	(1,118)	(15,715)	14,597	92.9%
Total ceded premiums written	$84,170	$65,562	$18,608	28.4%

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
Accident year refers to the accounting period in which the insured event becomes a liability of the insurer. For claims-made policies, which represent over 90% of the premiums written in our Specialty P&C segment, the insured event generally becomes a liability when the event is first reported to the insurer. For occurrence policies the insured event becomes a liability when the event takes place. We believe that measuring losses on an accident year basis is the best measure of the underlying profitability of the premiums earned in that period, since it associates policy premiums earned with the estimate of the losses incurred related to those policy premiums.The following table summarizes calendar year net loss ratios by separating losses between the current accident year and all prior accident years. Additionally, the table shows our current accident year net loss ratio was affected by revisions to our estimate of premiums owed to reinsurers related to coverages provided in prior accident years. Net loss ratios for the years ended 2015 and 2014 compare as follows:

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

Underwriting, Policy Acquisition and Operating Expenses
Specialty P&C underwriting, policy acquisition and operating expenses were $105.6 million for 2015 and $133.1 million for 2014.
Segment underwriting, policy acquisition and operating expenses were comprised as follows:

	Year Ended December 31
($ in millions)	2015	2014	Change
Specialty P&C segment:
DPAC amortization	$45.5	$55.1	$(9.6)	(17.4%)
Management fees	6.9	—	6.9	nm
Expenses allocated from the Corporate segment	—	23.5	(23.5)	nm
ULAE portion of expenses allocated from the Corporate segment	—	(7.4)	7.4	nm
Net allocation from the Corporate segment	—	16.1	(16.1)	nm
Other underwriting and operating expenses	53.2	61.9	(9.1)	(14.7%)
Total	$105.6	$133.1	$(27.5)	(20.7%)
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

Segment Operating Results - Workers' Compensation
Our Workers' Compensation segment provides traditional workers' compensation insurance products to employers with 1,000 or fewer employees and alternative market solutions, as discussed in Note 15 to the Notes to Consolidated Financial Statements. Segment operating results reflect pre-tax underwriting profit or loss, which includes SPC dividend expense (income) and excludes investment results which are included in our Corporate segment. Segment operating results were net earnings of $8.4 million and $6.5 million for the years ended December 31, 2015 and 2014, respectively. SPC dividend expense (income) for this segment reflects both the underwriting and investment results of our alternative market business ceded to the SPCs at Eastern Re, net of our participation in the SPCs. The SPC investment results, which include Net investment income and Net realized gains and losses, reflected losses of $1.0 million in 2015 compared to income of $0.9 million in 2014. The SPC investment results should be considered in the calculation of the segment operating results as they are included in SPC dividend expense (income). Segment operating results, inclusive of the SPC investment results, were net earnings of $7.4 million for both the years ended December 31, 2015 and 2014.

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
Ceded Premiums Written
Ceded premiums written reflect our external reinsurance programs and alternative market business ceded to an unaffiliated captive insurance company.
Ceded premiums written were as follows:

	Year Ended December 31
($ in thousands)	2015	2014	Change
Premiums ceded to external reinsurers
Traditional business	$9,922	$10,720	$(798)	(7.4%)
Alternative market business	7,205	5,927	1,278	21.6%
Segment results	17,127	16,647	480	2.9%
Change in return premium estimate under external reinsurance
Traditional business	385	(319)	704	(220.7%)
Alternative market business	—	—	—	nm
Segment results	385	(319)	704	(220.7%)
Premiums ceded to an unaffiliated captive insurer
Traditional business	—	—	—	nm
Alternative market business	7,758	6,338	1,420	22.4%
Segment results	7,758	6,338	1,420	22.4%
Total ceded premiums written
Traditional business	10,307	10,401	(94)	(0.9%)
Alternative market business	14,963	12,265	2,698	22.0%
Segment results	$25,270	$22,666	$2,604	11.5%

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
Ceded Premiums Ratio
Ceded premiums ratio was as follows:

	Year Ended December 31
	2015			2014
	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results
Ceded premiums ratio, as reported	6.0%	21.2%	10.4%	6.3%	20.7%	10.1%
Less the effect of:
Return premium estimated under external reinsurance	0.2%	—%	0.2%	(0.2%)	—%	(0.1%)
Premiums ceded to unaffiliated captive insurer (100%)	—%	9.7%	2.9%	—%	9.5%	2.6%
Ceded premiums ratio, less the effects of above	5.8%	11.5%	7.3%	6.5%	11.2%	7.6%
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
Losses and Loss Adjustment Expenses
The following table summarizes calendar year net loss ratios by separating losses between the current accident year and all prior accident years. The components of the calendar year loss ratio were as follows:

	Net Loss Ratios
	Year Ended December 31
	2015			2014			Change
	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results
Calendar year net loss ratio	65.5%	67.5%	66.0%	65.0%	65.1%	65.0%	0.5	2.4	1.0
Less impact of prior accident years on the net loss ratio	(1.0%)	(1.2%)	(1.1%)	(1.0%)	0.6%	(0.7%)	—	(1.8)	(0.4)
Current accident year net loss ratio	66.5%	68.7%	67.1%	66.0%	64.5%	65.7%	0.5	4.2	1.4
Less impact of audit premium on loss ratio	—%	(1.2%)	(0.3%)	—%	(0.5%)	(0.1%)	—	(0.7)	(0.2)
Current accident year net loss ratio, excluding the effect of audit and return premium	66.5%	69.9%	67.4%	66.0%	65.0%	65.8%	0.5	4.9	1.6
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

Underwriting Expense Ratio (the Expense Ratio)
Our expense ratio for the years ended December 31, 2015 and 2014, including the impact of audit premium, management fees and certain discrete items, was as follows:

	Year Ended December 31
	2015			2014			Change
	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results
Underwriting expense ratio, as reported	29.4%	31.4%	29.9%	31.0%	31.2%	31.0%	(1.6)	0.2	(1.1)
Less estimated ratio increase (decrease) attributable to:
Transaction-related expenses	—%	—%	—%	1.4%	—%	1.1%	(1.4)	—	(1.1)
One-time professional fees	—%	—%	—%	0.4%	—%	0.3%	(0.4)	—	(0.3)
Amortization of intangible assets	3.2%	—%	2.4%	3.4%	—%	2.7%	(0.2)	—	(0.3)
Management fees	1.1%	—%	0.9%	—%	—%	—%	1.1	—	0.9
Impact of audit premium	(0.9%)	(0.5%)	(0.9%)	(0.6%)	(0.3%)	(0.5%)	(0.3)	(0.2)	(0.4)
Impact of return premium estimate	0.1%	—%	0.1%	(0.1%)	—%	(0.1%)	—	—	—
Underwriting expense ratio, less listed effects	25.9%	31.9%	27.4%	26.5%	31.5%	27.5%	(0.6)	0.4	(0.1)
The decrease in the traditional business expense ratio for 2015 primarily reflected the growth in net premiums earned and prudent expense management. The alternative markets expense ratio primarily reflected ceding commissions charged to each program.
Segregated Portfolio Cell Dividend Expense (Income)
Our Workers' Compensation segment provides turn-key workers' compensation alternative market solutions that include program design, fronting, claims administration, risk management, SPC rental, asset management and SPC management services. The asset management and SPC management services are outsourced to a third-party. Alternative market customers include individual companies, groups and associations. SPC dividend expense (income) for each period represents the profit or loss attributable to the alternative market business ceded to the SPCs of Eastern Re, net of any participation we have taken in the SPCs.
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
SPC dividend expense (income) for 2015 primarily reflected an increase in the SPC loss ratio and a decrease in net realized gains when compared to the same 2014 period. The increase in the SPC loss ratio primarily reflected severity related claim activity in the fourth quarter of 2015. Net realized losses totaled $1.5 million in 2015, compared to net realized gains of $0.5 million in 2014, primarily reflecting a decline in the fair value of the SPC’s equity securities in 2015. The SPC investment results, which are reported in our Corporate segment as discussed at the beginning of the Segment Operating Results - Workers' Compensation section, reflected losses of $1.0 million in 2015, compared to income of $0.9 million in 2014.

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
Our Lloyd's Syndicate segment operating results for 2015 was a loss of $5.6 million and for 2014 was a loss of $5.0 million, composed as follows:

	Year Ended December 31
($ in thousands)	2015	2014
Gross premiums written	$56,929	$33,731
Net premiums written	$48,821	$32,106
Net premiums earned	$37,675	$12,458
Net investment income	$928	$410
Net losses and loss adjustment expenses	$25,181	$8,438
Underwriting, policy acquisition and operating expenses	$18,518	$9,535
Income tax expense	$1,240	$—

Net loss ratio	66.8%	67.7%
Underwriting expense ratio	49.2%	76.5%
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

Segment Operating Results - Corporate
Segment operating results for our Corporate segment were $21.3 million and $57.8 million for the years ended December 31, 2015 and December 31, 2014, respectively. Results included the following:

	Year Ended December 31
($ in thousands)	2015	2014	Change
Net investment income	$107,732	$125,147	$(17,415)	(13.9%)
Equity in earnings (loss) of unconsolidated subsidiaries	$3,682	$3,986	$(304)	(7.6%)
Total net realized investment gains (losses)	$(41,663)	$14,650	$(56,313)	(384.4%)
Operating expense	$24,518	$8,768	$15,750	179.6%
Interest expense	$14,596	$14,084	$512	3.6%
Income taxes	$11,418	$65,440	$(54,022)	(82.6%)
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

	Year Ended December 31
($ in millions)	2015	2014	Change
Underwriting, policy acquisition and operating expense:
Corporate Segment:
Operating expenses	$38.6	$32.3	$6.3	19.5%
Operating expenses allocated to Specialty P&C segment	—	(23.5)	23.5	nm
Management fee offset	(14.1)	—	(14.1)	nm
Segment Total	24.5	8.8	15.7	178.4%

Specialty P&C segment:
DPAC amortization	45.5	55.1	(9.6)	(17.4%)
Management fees	6.9	—	6.9	nm
Expenses allocated from the Corporate segment	—	23.5	(23.5)	nm
ULAE portion of expenses allocated from the Corporate segment	—	(7.4)	7.4	nm
Net allocation from the Corporate segment	—	16.1	(16.1)	nm
Other underwriting and operating expenses	53.2	61.9	(8.7)	(14.1%)
Segment Total	105.6	133.1	(27.5)	(20.7%)

Corporate and Specialty P&C expenses, combined	$130.1	$141.9	$(11.8)	(8.3%)

Corporate and Specialty P&C expenses, combined, exclusive of DPAC amortization, management fees and allocations identified above	$91.8	$94.2	$(2.4)	(2.5%)
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
The following table summarizes estimated changes in the fair value of our available-for-sale fixed maturity securities for specific hypothetical changes in interest rates by asset class at December 31, 2016 and December 31, 2015. There are principally two factors that determine interest rates on a given security: market interest rates and credit spreads. As different asset classes can be affected in different ways by movements in those two factors, we have broken out our portfolio by asset class in the following table.

	December 31, 2016
	(200)	(100)	Current	100	200
Fair Value (in millions):
U.S. Treasury obligations	$155	$151	$147	$142	$138
U.S. Government-sponsored enterprise obligations	31	31	30	29	29
State and municipal bonds	865	832	800	770	740
Corporate debt	1,365	1,321	1,279	1,238	1,198
Asset-backed securities	373	368	357	344	331
All fixed maturity securities	$2,789	$2,703	$2,613	$2,523	$2,436

Duration:
U.S. Treasury obligations	3.00	2.93	2.85	2.78	2.72
U.S. Government-sponsored enterprise obligations	1.55	1.70	2.39	2.67	2.70
State and municipal bonds	3.85	3.82	3.83	3.87	3.91
Corporate debt	3.21	3.20	3.22	3.22	3.18
Asset-backed securities	1.75	2.48	3.38	3.86	4.10
All fixed maturity securities	3.18	3.26	3.40	3.47	3.49

	December 31, 2015
Fair Value (in millions):
U.S. Treasury obligations	$132	$128	$124	$118	$113
U.S. Government-sponsored enterprise obligations	27	27	26	26	25
State and municipal bonds	986	973	941	907	874
Corporate debt	1,375	1,340	1,292	1,245	1,201
Asset-backed securities	388	387	378	365	351
All fixed maturity securities	$2,908	$2,855	$2,761	$2,661	$2,564

Duration:
U.S. Treasury obligations	3.68	3.64	3.56	3.44	3.36
U.S. Government-sponsored enterprise obligations	2.23	2.18	2.38	2.50	2.49
State and municipal bonds	3.46	3.51	3.54	3.62	3.70
Corporate debt	3.58	3.59	3.64	3.59	3.53
Asset-backed securities	1.52	1.87	2.97	3.73	4.00
All fixed maturity securities	3.26	3.32	3.50	3.60	3.63

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
Our cash and short-term investment portfolio at December 31, 2016 was carried on a cost basis which approximates its fair value. Our portfolio lacks significant interest rate sensitivity due to its short duration.
Credit Risk
We have exposure to credit risk primarily as a holder of fixed income securities. We control this exposure by emphasizing investment grade credit quality in the fixed income securities we purchase.
As of December 31, 2016, 93% of our fixed maturity securities were rated investment grade as determined by NRSROs, such as Fitch, Moody’s and Standard & Poor’s. We believe that this concentration in investment grade securities reduces our exposure to credit risk on our fixed income investments to an acceptable level. However, investment grade securities, in spite of their rating, can rapidly deteriorate and result in significant losses. Ratings published by the NRSROs are one of the tools used to evaluate the credit worthiness of our securities. The ratings reflect the subjective opinion of the rating agencies as to the credit worthiness of the securities, and therefore, we may be subject to additional credit exposure should the rating prove to be unreliable.
We also have exposure to credit risk related to our receivables from reinsurers. Our receivables from reinsurers (with regard to both paid and unpaid losses) approximated $279 million at December 31, 2016 and $259 million at December 31, 2015. We monitor the credit risk associated with our reinsurers using publicly available financial and rating agency data.
Equity Price Risk
At December 31, 2016, the fair value of our equity investments, excluding our equity investments in bond investment funds as discussed in the following paragraph, was $297 million. These equity securities are subject to equity price risk, which is defined as the potential for loss in fair value due to a decline in equity prices. The weighted average beta of this group of securities was 0.95. Beta measures the price sensitivity of an equity security or group of equity securities to a change in the broader equity market, in this case the S&P 500 Index. If the value of the S&P 500 Index increased by 10%, the fair value of these securities would be expected to increase by 9.5% to $326 million. Conversely, a 10% decrease in the S&P 500 Index would imply a decrease of 9.5% in the fair value of these securities to $269 million. The selected hypothetical changes of plus or minus 10% do not reflect what could be considered the best or worst case scenarios and are used for illustrative purposes only.
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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES.
Disclosure Controls
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2016. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective.
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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the framework in Internal Control–Integrated Framework issued by the COSO (2013 Framework). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2016 and that there was no change in the Company's internal controls during the fiscal year then ended that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
Ernst & Young LLP, an independent registered public accounting firm, has audited the effectiveness of our internal controls over financial reporting as of December 31, 2016 as stated in their report which is included elsewhere herein.
ITEM 9B. OTHER INFORMATION
None.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of ProAssurance Corporation

We have audited ProAssurance Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). ProAssurance Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, ProAssurance Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2016 and 2015, and the related consolidated statements of changes in capital, income and comprehensive income and cash flows for each of the three years in the period ended December 31, 2016, of ProAssurance Corporation and subsidiaries and our report dated February 23, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Birmingham, Alabama
February 23, 2017

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT.
The information required by this Item regarding executive officers is included in Part I of the Form 10-K in accordance with Instruction 3 of the Instructions to Paragraph (b) of Item 401 of Regulation S-K.
The information required by this Item regarding directors is incorporated by reference pursuant to General Instruction G (3) of Form 10-K from ProAssurance’s definitive proxy statement for the 2017 Annual Meeting of its Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or about April 14, 2017.
ITEM 11. EXECUTIVE COMPENSATION.
The information required by this Item is incorporated by reference pursuant to General Instruction G (3) of Form 10-K from ProAssurance’s definitive proxy statement for the 2017 Annual Meeting of its Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or about April 14, 2017.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this Item is incorporated by reference pursuant to General Instruction G (3) of Form 10-K from ProAssurance’s definitive proxy statement for the 2017 Annual Meeting of its Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or about April 14, 2017.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this Item is incorporated by reference pursuant to General Instruction G (3) of Form 10-K from ProAssurance’s definitive proxy statement for the 2017 Annual Meeting of its Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or about April 14, 2017.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this Item is incorporated by reference pursuant to General Instruction G (3) of Form 10-K from ProAssurance’s definitive proxy statement for the 2017 Annual Meeting of its Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or about April 14, 2017.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statements. The following consolidated financial statements of ProAssurance Corporation and subsidiaries are included herein in accordance with Item 8 of Part II of this report.
Report of Registered Public Accounting Firm
Consolidated Balance Sheets – December 31, 2016 and 2015
Consolidated Statements of Changes in Capital – years ended December 31, 2016, 2015 and 2014
Consolidated Statements of Income and Comprehensive Income – years ended December 31, 2016, 2015 and 2014
Consolidated Statements of Cash Flows – years ended December 31, 2016, 2015 and 2014
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

SIGNATURES
Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this the 23th day of February 2017.

PROASSURANCE CORPORATION

By:	/S/ W. STANCIL STARNES
W. Stancil Starnes
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ W. STANCIL STARNES, J.D.	Chairman of the Board, Chief Executive Officer	February 23, 2017
W. Stancil Starnes, J.D.	(Principal Executive Officer) and President

/S/ EDWARD L. RAND, JR.	Chief Financial Officer	February 23, 2017
Edward L. Rand, Jr.

/S/ KELLY B. BREWER	Chief Accounting Officer	February 23, 2017
Kelly B. Brewer

/S/ SAMUEL A. DI PIAZZA, JR.	Director	February 23, 2017
Samuel A. Di Piazza, Jr.

/S/ ROBERT E. FLOWERS, M.D.	Director	February 23, 2017
Robert E. Flowers, M.D.

/S/ M. JAMES GORRIE	Director	February 23, 2017
M. James Gorrie

/S/ BRUCE D. ANGIOLILLO, J.D.	Director	February 23, 2017
Bruce D. Angiolillo

/S/ JOHN J. MCMAHON JR.	Director	February 23, 2017
John J. McMahon

/S/ ANN F. PUTALLAZ, PH.D.	Director	February 23, 2017
Ann F. Putallaz, Ph.D.

/S/ FRANK A. SPINOSA, D.P.M.	Director	February 23, 2017
Frank A. Spinosa, D.P.M.

/S/ ZIAD R. HAYDAR, M.D.	Director	February 23, 2017
Ziad R. Haydar, M.D.

/S/ THOMAS A.S. WILSON, JR., M.D.	Director	February 23, 2017
Thomas A. S. Wilson, Jr., M.D.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of ProAssurance Corporation

We have audited the accompanying consolidated balance sheets of ProAssurance Corporation and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of changes in capital, income and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ProAssurance Corporation and subsidiaries at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ProAssurance Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young, LLP

Birmingham, Alabama
February 23, 2017

ProAssurance Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share data)

	December 31, 2016	December 31, 2015
Assets
Investments
Fixed maturities, available for sale, at fair value; amortized cost, $2,586,821 and $2,722,063, respectively	$2,613,406	$2,760,287
Equity securities, trading, at fair value; cost, $353,744 and $319,320, respectively	387,274	322,353
Short-term investments	442,084	119,236
Business owned life insurance	60,134	57,213
Investment in unconsolidated subsidiaries	340,906	311,908
Other investments, $31,501 and $30,611 at fair value, respectively, otherwise at cost or amortized cost	81,892	79,133
Total Investments	3,925,696	3,650,130
Cash and cash equivalents	117,347	241,100
Premiums receivable	223,480	217,034
Receivable from reinsurers on paid losses and loss adjustment expenses	5,446	9,249
Receivable from reinsurers on unpaid losses and loss adjustment expenses	273,475	249,350
Prepaid reinsurance premiums	39,723	34,050
Deferred policy acquisition costs	46,809	44,388
Deferred tax asset, net	10,256	15,097
Real estate, net	31,814	38,470
Intangible assets	84,406	92,462
Goodwill	210,725	210,725
Other assets	96,004	103,966
Total Assets	$5,065,181	$4,906,021

Liabilities and Shareholders’ Equity
Liabilities
Policy liabilities and accruals
Reserve for losses and loss adjustment expenses	$1,993,428	$2,005,326
Unearned premiums	372,563	362,066
Reinsurance premiums payable	30,001	30,114
Total Policy Liabilities	2,395,992	2,397,506
Other liabilities	422,285	202,303
Debt less debt issuance costs	448,202	347,858
Total Liabilities	3,266,479	2,947,667
Shareholders’ Equity
Common shares, par value $0.01 per share, 100,000,000 shares authorized, 62,660,234 and 62,503,255 shares issued, respectively	627	625
Additional paid-in capital	376,518	365,399
Accumulated other comprehensive income (loss), net of deferred tax expense (benefit) of $9,894 and $12,972, respectively	17,399	23,855
Retained earnings	1,824,088	1,988,035
Treasury shares, at cost, 9,408,977 shares and 9,402,697 shares, respectively	(419,930)	(419,560)
Total Shareholders’ Equity	1,798,702	1,958,354
Total Liabilities and Shareholders’ Equity	$5,065,181	$4,906,021
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Consolidated Statements of Changes in Capital
(In thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance at January 1, 2014	$621	$349,894	$59,661	$2,015,603	$(31,365)	$2,394,414
Common shares reacquired		—	—	—	(222,360)	(222,360)
Common shares issued for compensation and effect of shares reissued to stock purchase plan	—	2,639	—	—	1,561	4,200
Share-based compensation	—	10,056	—	—	—	10,056
Net effect of restricted and performance shares issued and stock options exercised	2	(3,012)	—	—	—	(3,010)
Dividends to shareholders	—	—	—	(220,464)	—	(220,464)
Other comprehensive income (loss)	—	—	(1,457)	—	—	(1,457)
Net income	—	—	—	196,565	—	196,565
Balance at December 31, 2014	623	359,577	58,204	1,991,704	(252,164)	2,157,944
Common shares reacquired	—	—	—	—	(169,793)	(169,793)
Common shares issued for compensation and effect of shares reissued to stock purchase plan	—	1,232	—	—	2,397	3,629
Share-based compensation	—	9,166	—	—	—	9,166
Net effect of restricted and performance shares issued and stock options exercised	2	(4,576)	—	—	—	(4,574)
Dividends to shareholders	—	—	—	(119,866)	—	(119,866)
Other comprehensive income (loss)	—	—	(34,349)	—	—	(34,349)
Net income	—	—	—	116,197	—	116,197
Balance at December 31, 2015	625	365,399	23,855	1,988,035	(419,560)	1,958,354
Common shares reacquired	—	—	—	—	(2,106)	(2,106)
Common shares issued for compensation and effect of shares reissued to stock purchase plan	—	1,696	—	—	1,736	3,432
Share-based compensation	—	12,455	—	—	—	12,455
Net effect of restricted and performance shares issued and stock options exercised	2	(3,032)	—	—	—	(3,030)
Dividends to shareholders	—	—	—	(315,028)	—	(315,028)
Other comprehensive income (loss)	—	—	(6,456)	—	—	(6,456)
Net income	—	—	—	151,081	—	151,081
Balance at December 31, 2016	$627	$376,518	$17,399	$1,824,088	$(419,930)	$1,798,702
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Consolidated Statements of Income and Comprehensive Income
(In thousands, except per share data)

	Year Ended December 31
	2016	2015	2014
Revenues
Net premiums earned	$733,281	$694,149	$699,731
Net investment income	100,012	108,660	125,557
Equity in earnings (loss) of unconsolidated subsidiaries	(5,762)	3,682	3,986
Net realized investment gains (losses):
OTTI losses	(10,834)	(19,917)	(1,475)
Portion of OTTI losses recognized in other comprehensive income before taxes	1,068	4,572	268
Net impairment losses recognized in earnings	(9,766)	(15,345)	(1,207)
Other net realized investment gains (losses)	44,641	(26,294)	15,861
Total net realized investment gains (losses)	34,875	(41,639)	14,654
Other income	7,808	7,227	8,398

Total revenues	870,214	772,079	852,326

Expenses
Losses and loss adjustment expenses	515,242	456,862	379,232
Reinsurance recoveries	(72,013)	(46,151)	(16,148)
Net losses and loss adjustment expenses	443,229	410,711	363,084
Underwriting, policy acquisition and operating expenses	227,610	217,064	211,311
Segregated portfolio cells dividend expense (income)	8,142	853	1,842
Interest expense	15,032	14,596	14,084

Total expenses	694,013	643,224	590,321

Income before income taxes	176,201	128,855	262,005

Provision for income taxes
Current expense (benefit)	16,586	28,652	58,645
Deferred expense (benefit)	8,534	(15,994)	6,795
Total income tax expense (benefit)	25,120	12,658	65,440

Net income	151,081	116,197	196,565

Other comprehensive income (loss), after tax, net of reclassification adjustments	(6,456)	(34,349)	(1,457)

Comprehensive income	$144,625	$81,848	$195,108

Earnings per share:
Basic	$2.84	$2.12	$3.32
Diluted	$2.83	$2.11	$3.30

Weighted average number of common shares outstanding:
Basic	53,216	54,795	59,285
Diluted	53,448	55,017	59,525

Cash dividends declared per common share	$5.93	$2.24	$3.86
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31
	2016	2015	2014
Operating Activities
Net income	$151,081	$116,197	$196,565
Adjustments to reconcile income to net cash provided by operating activities:
Amortization, net of accretion	26,337	28,781	32,638
Depreciation	6,452	7,437	6,956
(Increase) decrease in cash surrender value of BOLI	(2,008)	(2,032)	(2,007)
Net realized investment (gains) losses	(34,875)	41,639	(14,654)
Share-based compensation	12,455	9,166	10,056
Deferred income taxes	8,534	(15,994)	6,795
Policy acquisition costs, net amortization (net deferral)	(2,421)	(5,598)	10
Equity in earnings (loss) of unconsolidated subsidiaries	5,762	(3,682)	(3,986)
Other	1,772	466	(4,769)
Other changes in assets and liabilities, excluding effect of business combinations:
Premiums receivable	(6,446)	(14,506)	(15,136)
Receivable from reinsurers on paid losses and loss adjustment expenses	3,803	(2,755)	3,263
Receivable from reinsurers on unpaid losses and loss adjustment expenses	(24,125)	(11,384)	27,114
Prepaid reinsurance premiums	(5,673)	(1,935)	(5,672)
Other assets	15,665	(10,458)	36,924
Reserve for losses and loss adjustment expenses	(11,898)	(52,940)	(167,747)
Unearned premiums	10,497	16,238	10,097
Reinsurance premiums payable	(113)	12,663	(26,377)
Other liabilities	14,321	(179)	5,932
Net cash provided (used) by operating activities	169,120	111,124	96,002
Continued on following page.

	Year Ended December 31
	2016	2015	2014
Continued from previous page
Investing Activities
Purchases of:
Fixed maturities, available for sale	(636,377)	(580,577)	(645,114)
Equity securities, trading	(112,912)	(271,608)	(119,865)
Other investments	(18,613)	(33,366)	(25,109)
Funding of qualified affordable housing tax credit limited partnerships	(1,019)	(12,477)	(8,611)
Investment in unconsolidated subsidiaries	(50,890)	(61,444)	(52,295)
Proceeds from sales or maturities of:
Fixed maturities, available for sale	752,516	886,886	703,828
Equity securities, trading	85,226	236,476	134,005
Other investments	13,797	33,638	19,942
Distributions from unconsolidated subsidiaries	16,947	28,017	5,428
Net sales or maturities (purchases) of short-term investments	(322,872)	11,932	140,411
Cash received in (paid in) acquisition	—	—	35,013
Unsettled security transactions, net change	1,388	2,339	(2,953)
Funds at Lloyd's in support of Syndicate 1729, returned (deposited)	—	—	8,690
(Increase) decrease in restricted cash	—	—	78,000
Purchases of capital assets	(10,922)	(9,524)	(2,883)
Other	4,792	(2,505)	(1,507)
Net cash provided (used) by investing activities	(278,939)	227,787	266,980
Financing Activities
Borrowing under revolving credit agreement	100,000	100,000	—
Repurchase of common stock	(2,106)	(172,772)	(222,360)
External capital contribution received for segregated portfolio cells	9,952	836	—
Excess tax benefit from share-based payment arrangements	778	494	2,702
Dividends to shareholders	(118,812)	(217,626)	(71,252)
Other	(3,746)	(5,783)	(4,415)
Net cash provided (used) by financing activities	(13,934)	(294,851)	(295,325)
Increase (decrease) in cash and cash equivalents	(123,753)	44,060	67,657
Cash and cash equivalents at beginning of period	241,100	197,040	129,383
Cash and cash equivalents at end of period	$117,347	$241,100	$197,040

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for income taxes, net of refunds	$(8,683)	$42,784	$22,968
Cash paid during the year for interest	$14,732	$13,996	$13,408

Significant non-cash transactions
Deposit transferred as consideration for acquisition	$—	$—	$205,244
Dividends declared and not yet paid	$265,659	$69,447	$167,744
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2016

1. Accounting Policies
Organization and Nature of Business
ProAssurance Corporation (ProAssurance, PRA or the Company), a Delaware corporation, is an insurance holding company primarily for wholly owned specialty property and casualty insurance entities including an entity that is the majority capital provider to Syndicate 1729 at Lloyd's of London. Risks insured are primarily liability risks located within the U.S. As described in more detail in Note 15, ProAssurance operates in four reportable segments: Specialty P&C, Workers' Compensation, Lloyd's Syndicate and Corporate.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of ProAssurance Corporation and its wholly owned subsidiaries. Investments in entities where ProAssurance holds a greater than minor interest but does not hold a controlling interest are accounted for using the equity method. All significant intercompany accounts and transactions are eliminated in consolidation. ProAssurance subsidiaries located in the U.K. are reported on a quarter delay due to timing issues regarding the availability of information, except there is no delay related to subsidiary investments managed in the U.S. as that information is available on an earlier schedule.
Basis of Presentation
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and disclosures related to these amounts at the date of the financial statements. Actual results could differ from those estimates.
Reclassifications
On January 1, 2016, in accordance with adopted guidance, ProAssurance began presenting debt issuance costs as a direct deduction from the carrying amount of Debt on the Consolidated Balance Sheets, and the December 31, 2016 and 2015 Consolidated Balance Sheets have been conformed to the current presentation. Previously, debt issuance costs ($2.1 million at December 31, 2015) were reported in Other assets.
Accounting Policies
The significant accounting policies followed by ProAssurance in making estimates that materially affect financial reporting are summarized in these Notes to Consolidated Financial Statements.
Recognition of Revenues
Insurance premiums are recognized as revenues pro rata over the terms of the policies, which are principally one year in duration.
Credit Losses
ProAssurance's premium and agency receivables are exposed to credit losses, but to-date have not experienced any significant amount of credit losses. Recorded allowances for credit losses were less than $1.5 million at both December 31, 2016 and 2015. Neither estimated credit losses or actual credit write-offs, net of recoveries, exceeded $0.7 million during the years ended December 31, 2016 and 2015.
Earned But Unbilled Premiums
Workers’ compensation premiums are determined based upon the payroll of the insured, the applicable premium rates and, where applicable, an experience based modification factor. An audit of the policyholders’ records is conducted after policy expiration to make a final determination of applicable premiums. Audit premium due from or due to a policyholder as a result of an audit is reflected in net premiums earned when billed. ProAssurance tracks, by policy, the amount of additional premium billed in final audit invoices as a percentage of payroll exposure and uses this information to estimate the probable additional amount that it has earned, but not yet billed, as of the balance sheet date. Changes to the EBUB estimate are included in Net premiums earned in the period recognized. As of December 31, 2016 and 2015, ProAssurance carried EBUB of $4.3 million and $3.9 million, respectively, as a part of Premiums receivable.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2016

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
 Management establishes the reserve for losses after taking into consideration a variety of factors including the conclusions reached by internal and consulting actuaries, premium rates, claims frequency, historical paid and incurred loss development trends, the expected effect of inflation, general economic trends, and the legal and political environment. Management updates and reviews the data underlying the estimation of the reserve for losses each reporting period and makes adjustments to loss estimation assumptions that best reflect emerging data. Both internal and consulting actuaries perform an in-depth review of the reserve for losses on at least a semi-annual basis using the loss and exposure data of ProAssurance's subsidiaries. Consulting actuaries provide reports to management regarding the adequacy of reserves.
Estimating casualty insurance reserves, and particularly long-tailed insurance reserves, is a complex process. Long-tailed insurance is characterized by the extended period of time between collecting the premium for insuring a risk and the ultimate payment of losses. For a high proportion of the risks insured or reinsured by ProAssurance the period of time required to resolve a claim is often five years or more, and claims may be subject to litigation. Estimating losses for these long-tailed claims requires ProAssurance to make and revise judgments and assessments regarding multiple uncertainties over an extended period of time. As a result, reserve estimates may vary significantly from the eventual outcome. Reserve estimates and the assumptions on which these estimates are predicated are regularly reviewed and updated as new information becomes available. Any adjustments necessary are reflected in then current operations. Due to the size of ProAssurance’s reserve for losses, even a small percentage adjustment to these estimates could have a material effect on earnings in the period in which the adjustment is made, as was the case in 2016, 2015 and 2014.
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
These estimates are based upon management’s estimates of ultimate losses and the portion of those losses that are allocable to reinsurers under the terms of the related reinsurance agreements. Given the uncertainty of the ultimate amounts of losses, these estimates may vary significantly from the ultimate outcome. Management regularly reviews these estimates and any adjustments necessary are reflected in the period in which the estimate is changed. Due to the size of the receivable from reinsurers, even a small adjustment to the estimates could have a material effect on ProAssurance’s results of operations for the period in which the change is made.
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

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2016

Investments
Fair Values
Fair values of investment securities are primarily provided by independent pricing services. The pricing services provide an exchange traded price, if available, or provide an estimated price determined using multiple observable inputs, including exchange traded prices for similar assets. Management reviews valuations of securities obtained from the pricing services for accuracy based upon the specifics of the security, including class, maturity, credit rating, durations, collateral and comparable markets for similar securities. Multiple observable inputs are not available for certain of our investments, including corporate debt not actively traded, other asset-backed securities, and investments in LPs/LLCs. Management values the corporate debt not actively traded and the other asset-backed securities either using dealer quotes for similar securities or discounted cash flow models using yields currently available for similar securities. Management values certain investments in LPs/LLCs based on the NAV of the interest held, as provided by the fund.
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

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2016

Realized Gains and Losses
Realized investment gains and losses are recognized on the first-in, first-out basis for GAAP purposes and on the specific identification basis for tax purposes.
Other-than-temporary Impairments
ProAssurance evaluates its available-for-sale investment securities, which at December 31, 2016 and 2015 consisted entirely of fixed maturity securities, on at least a quarterly basis for the purpose of determining whether declines in fair value below recorded cost basis represent OTTI. The Company considers an OTTI to have occurred:

•	if there is intent to sell the security

•	if it is more likely than not that the security will be required to be sold before full recovery of its amortized cost basis

•	if the entire amortized basis of the security is not expected to be recovered.
The assessment of whether the amortized cost basis of a security, particularly an asset-backed debt security, is expected to be recovered requires management to make assumptions regarding various matters affecting future cash flows. The choice of assumptions is subjective and requires the use of judgment. Actual credit losses experienced in future periods may differ from management’s estimates of those credit losses. Methodologies used to estimate the present value of expected cash flows are:
For non-structured fixed maturities (obligations of states, municipalities and political subdivisions, and corporate debt) the estimate of expected cash flows is determined by projecting a recovery value and a recovery time frame and assessing whether further principal and interest will be received. ProAssurance considers various factors in projecting recovery values and recovery time frames, including the following:

•	third-party research and credit rating reports;

•	the current credit standing of the issuer, including credit rating downgrades, whether before or after the balance sheet date;

•	the extent to which the decline in fair value is attributable to credit risk specifically associated with the security or its issuer;

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
Investments in tax credit partnerships are evaluated for OTTI by considering both qualitative and quantitative factors which include: whether the current expected cash flows from the investment, primarily tax benefits, are less than those expected at the time the investment was acquired and ProAssurance's ability and intent to hold the investment until the recovery of its carrying value.
Investments in LPs/LLCs which are not accounted for under the equity method are evaluated for impairment by comparing ProAssurance’s carrying value to net asset value of ProAssurance’s interest as reported by the LP/LLC. Additionally,

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2016

management considers the performance of the LP/LLC relative to the market and its stated objectives, cash flows expected from the interest and the audited financial statements of the LP/LLC, if available.
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
Cash and Cash Equivalents
For purposes of the Consolidated Balance Sheets and Consolidated Statements of Cash Flows, ProAssurance considers all demand deposits and overnight investments to be cash equivalents.
Restricted Cash
Restricted cash represents cash balances which are not available for immediate or general use. Restricted cash activity in 2014 related entirely to a collateral deposit which supported our Lloyd's Syndicate segment.
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
ProAssurance evaluates tax positions taken on tax returns and recognizes positions in the financial statements when it is more likely than not that the position will be sustained upon resolution with a taxing authority. If recognized, the benefit is measured as the largest amount of benefit that has a greater than fifty percent probability of being realized. Uncertain tax positions are reviewed each period by considering changes in facts and circumstances, such as changes in tax law, interactions with taxing authorities and developments in case law, and adjustments would be made if considered necessary. Adjustments to unrecognized tax benefits may affect income tax expense and the settlement of uncertain tax positions may require the use of cash. Other than differences related to timing, no significant adjustments were considered necessary during the years ended December 31, 2016 or 2015. During 2014, a previously held tax position of $4.8 million was reversed due to the favorable resolution of an IRS exam.
Deferred federal income taxes arise from the recognition of temporary differences between the basis of assets and liabilities determined for financial reporting purposes and the basis determined for income tax purposes. ProAssurance’s temporary differences principally relate to loss reserves, unearned premium, DPAC, unrealized investment gains (losses), and basis differentials in fixed assets and investments. Deferred tax assets and liabilities are measured using the enacted tax rates expected to be in effect when such benefits are realized. ProAssurance reviews its deferred tax assets quarterly for impairment. If management determines that it is more likely than not that some or all of a deferred tax asset will not be realized, a valuation allowance is recorded to reduce the carrying value of the asset. In assessing the need for a valuation allowance, management is required to make certain judgments and assumptions about the future operations of ProAssurance based on historical experience and information as of the measurement date regarding reversal of existing temporary differences, carryback capacity, future taxable income, including its capital and operating characteristics, and tax planning strategies.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2016

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
Real estate accumulated depreciation was approximately $22.9 million and $24.2 million at December 31, 2016 and 2015, respectively. Real estate depreciation expense was $1.4 million for the year ended December 31, 2016 and $1.5 million for each of the years ended December 31, 2015 and 2014.
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

	Gross Carrying Value		Accumulated Amortization		Amortization Expense
	December 31		December 31		Year Ended December 31
(In millions)	2016	2015	2016	2015	2016	2015	2014
Intangible Assets
Non-amortizable	$25.8	$25.8
Amortizable	93.6	94.0	$35.0	$27.3	$8.1	$8.3	$10.3
Total Intangible Assets	$119.4	$119.8
Aggregate amortization expense for intangible assets is estimated to be $5.6 million for each of the years ended December 31, 2017, 2018, 2019, 2020 and 2021.
Goodwill
Goodwill is recognized in conjunction with acquisitions as the excess of the purchase consideration for the acquisition over the fair value of identifiable assets acquired and liabilities assumed. The fair value of identifiable assets and liabilities, and thus goodwill, is subject to redetermination within a measurement period of up to one year following completion of an acquisition.
ProAssurance evaluates the carrying value of goodwill at the reporting unit level annually as of October 1 and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. Goodwill is tested for impairment at the reporting unit level. For ProAssurance, reporting units are consistent with the reportable segments identified in Note 15 of the Notes to Consolidated Financial Statements. Of the four reporting units, two have goodwill - Specialty P&C and Workers' Compensation. As of the most recent valuation date on October 1, 2016, ProAssurance performed a qualitative goodwill impairment assessment for the Specialty P&C segment and a quantitative goodwill impairment test for the Workers' Compensation segment.
Both the qualitative and quantitative goodwill impairment assessments compared the estimated fair value of a reporting unit to its carrying value to determine if there is an impairment of goodwill. Estimating the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions by management. The estimates and assumptions included revenue growth rates and operating margins used to calculate projected future cash flows, risk adjusted discount rates, future economic and market conditions and the determination of appropriate comparable publicly traded companies. In addition, management made certain judgments and assumptions in allocating shared assets and liabilities to individual reporting units to determine the carrying amount of each reporting unit.
The Specialty P&C segment has historically had a significant excess of fair value over book value and based on current operations is expected to continue to do so; therefore, the Company's annual impairment test for that segment was performed

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2016

qualitatively. In applying the qualitative approach, management considered macroeconomic factors, such as industry and market conditions, as well as reporting unit specific events, actual financial performance versus expectations and management’s future business expectations.
For the Workers' Compensation segment, ProAssurance's annual impairment test was performed using a quantitative approach. The first step of the quantitative approach involved determining whether the estimated fair value of the reporting unit exceeded its carrying amount. In performing this step, ProAssurance estimated the fair value of the reporting unit using an equal weighting of fair values derived from general accepted valuation techniques - the income approach and the market approach.
Under the income approach, management estimated the fair value of the reporting unit based on the present value of estimated future cash flows. Cash flow projections were based on management's estimates of revenue growth rates and operating margins, taking into consideration industry and market conditions. The discount rate used was based on the weighted average cost of capital adjusted for relevant risks associated with business specific characteristics and the uncertainty related to the reporting unit's ability to meet projected cash flows.
Under the market approach, management estimated the fair value based on market multiples of revenue and earnings derived from comparable publicly traded companies with operating and investment characteristics similar to the reporting unit. Management weighed the fair values derived from the market approach depending on the level of comparability of these publicly traded companies to the reporting unit.
If the fair value of a reporting unit exceeded the carrying amount of the net assets assigned to that reporting unit, goodwill would not be impaired and no further testing would be required. Upon completion of step one of the assessment, the Company determined that goodwill was not impaired for the Workers' Compensation segment; and therefore, the second step of the quantitative assessment was not deemed necessary. If the fair value of the reporting unit was less than its carrying amount, the second step of the goodwill impairment test would have been performed to measure the amount of impairment loss, if any.
At the valuation date, management concluded that the fair values of both the Specialty P&C and Workers’ Compensation reporting units exceeded their respective carrying values. No goodwill impairment was recorded in 2016 or 2015.
Other Liabilities
Other liabilities at December 31, 2016 and 2015 consisted of the following:

(In millions)	2016	2015
SPC dividends payable	$34.3	$16.7
Liability for unpaid dividends	265.7	69.4
Remaining other liabilities	122.3	116.2
Total Other liabilities	$422.3	$202.3
SPC dividends payable are the cumulative undistributed earnings contractually payable to the external preferred shareholders of SPCs operated by ProAssurance's Cayman Islands subsidiary, Eastern Re.
Unpaid dividends represents common stock dividends declared by ProAssurance's Board of Directors that had not yet been paid. Unpaid dividends at both December 31, 2016 and 2015 included a special dividend declared in the fourth quarter period that was paid in January of the following year.
Treasury Shares
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
Subsequent Events

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2016

ProAssurance evaluates events that occurred subsequent to December 31, 2016, for recognition or disclosure in its Consolidated Financial Statements.
Accounting Changes Adopted
Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern
Effective for fiscal years ending after December 15, 2016 and interim periods beginning after December 15, 2016, the FASB issued guidance that establishes principles and definitions related to management's evaluation of whether there is substantial doubt about the organization's ability to continue as a going concern. For each interim and annual reporting period, the new guidance requires management to evaluate the organization's ability to meet its obligations as they are due within one year of the date the financial statements are issued and requires disclosure when there is substantial doubt regarding the organization's ability to continue as a going concern. ProAssurance adopted the guidance as of December 31, 2016. Adoption of the guidance had no material effect on ProAssurance’s results of operations or financial position.
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
Amendments to the Consolidation Analysis

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2016

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
Accounting Changes Not Yet Adopted
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
Interests Held Through Related Parties that are Under Common Control
Effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years, the FASB issued additional guidance regarding consolidation of legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). The new guidance modifies the criteria used by a reporting entity when determining if it is a primary beneficiary of a VIE when there are entities under common control and the reporting entity has indirect interests in the VIE through related party relationships. ProAssurance plans to adopt the guidance beginning January 1, 2017. Adoption is not expected to have a material effect on ProAssurance’s results of operations or financial position.
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

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2016

Clarifying the Definition of a Business
Effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, the FASB issued guidance which provides clarification of the definition of a business, affecting areas such as acquisitions, disposals, goodwill and consolidation. The new guidance intends to assist entities with determining whether a transaction should be accounted for as an acquisition or disposal of assets or a business. ProAssurance plans to adopt the guidance beginning January 1, 2018. Adoption is not expected to have a material effect on ProAssurance’s results of operations or financial position.
Restricted Cash
Effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, the FASB issued guidance related to the classification of restricted cash presented in the statement of cash flows with the objective of reducing diversity in practice. Under the new guidance, entities are required to include restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts as presented on the statement of cash flows. ProAssurance plans to adopt the guidance beginning January 1, 2018. Adoption is not expected to have a material effect on ProAssurance’s results of operations or financial position as it affects disclosure only.
Intra-Entity Transfers of Assets Other than Inventory
Effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, the FASB issued guidance which reduces the complexity in accounting standards related to the income tax consequences of intra-entity transfers of assets other than inventory. Under the new guidance, entities are required to recognize income tax consequences of an intra-entity transfer of assets other than inventory when the transfer occurs instead of delaying recognition until the asset has been sold to an outside party. ProAssurance is in the process of evaluating the effect the new guidance would have on its results of operations and financial position and plans to adopt the guidance beginning January 1, 2018. Adoption of the guidance is not expected to have a material effect on ProAssurance’s results of operations or financial position.
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
Revenue from Contracts with Customers
Effective for fiscal years beginning after December 15, 2017, the FASB issued guidance related to revenue from contracts with customers. The core principle of the new guidance is that revenue is recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ProAssurance plans to adopt the guidance beginning January 1, 2018. As the majority of ProAssurance's revenues come from insurance contracts which fall under the scope of other FASB standards, adoption of the guidance is not expected to have a material effect on ProAssurance’s results of operations or financial position.
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

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2016

Leases
Effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, the FASB issued guidance that requires a lessee to recognize for all leases (with the exception of short-term leases) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis, and a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. ProAssurance plans to adopt the guidance beginning January 1, 2019. Adoption of the guidance is not expected to have a material effect on ProAssurance’s results of operations or financial position as ProAssurance does not have any leases it believes to be material.
Simplifying the Test for Goodwill Impairment
Effective for the fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, the FASB issued guidance that simplifies the requirements to test goodwill for impairment for business entities that have goodwill reported in their financial statements. The guidance eliminates the second step of the impairment test which measures a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount. In addition, the guidance also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment. ProAssurance plans to adopt the guidance beginning January 1, 2020. Adoption is not expected to have a material effect on ProAssurance’s results of operations or financial position.
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
2. Business Combinations
All entities acquired in 2014 were accounted for in accordance with GAAP relating to business combinations. No entities were acquired during 2015 or 2016.
On January 1, 2014, ProAssurance completed the acquisition of Eastern by purchasing 100% of its outstanding common shares for cash of $205 million. Eastern is based in Lancaster, Pennsylvania and specializes in workers' compensation insurance and reinsurance products and services, including alternative market solutions. ProAssurance incurred a nominal amount of expenses related to the purchase during the year ended December 31, 2015 and approximately $2.2 million during the year ended December 31, 2014. These expenses were included as a part of operating expenses in the periods incurred.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2016

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

Fair values of assets measured at fair value on a recurring basis as of December 31, 2016 and December 31, 2015 are shown in the following tables. Where applicable, the tables also indicate the fair value hierarchy of the valuation techniques utilized to determine those fair values. For some assets, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. When this is the case, the asset is categorized based on the level of the most significant input to the fair value measurement. Assessments of the significance of a particular input to the fair value measurement require judgment and consideration of factors specific to the assets being valued.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2016

	December 31, 2016
	Fair Value Measurements Using			Total
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Fixed maturities, available for sale
U.S. Treasury obligations	$—	$146,539	$—	$146,539
U.S. Government-sponsored enterprise obligations	—	30,235	—	30,235
State and municipal bonds	—	800,463	—	800,463
Corporate debt, multiple observable inputs	2,339	1,261,842	—	1,264,181
Corporate debt, limited observable inputs	—	—	14,810	14,810
Residential mortgage-backed securities	—	217,906	—	217,906
Agency commercial mortgage-backed securities	—	12,783	—	12,783
Other commercial mortgage-backed securities	—	19,611	—	19,611
Other asset-backed securities	—	103,871	3,007	106,878
Equity securities
Financial	81,749	—	—	81,749
Utilities/Energy	52,869	—	—	52,869
Consumer oriented	61,284	—	—	61,284
Industrial	54,265	—	—	54,265
Bond funds	79,843	10,159	—	90,002
All other	27,181	19,924	—	47,105
Short-term investments	437,580	4,504	—	442,084
Other investments	1,956	29,542	3	31,501
Total assets categorized within the fair value hierarchy	$799,066	$2,657,379	$17,820	3,474,265
LP/LLC interests carried at NAV which approximates fair value. These interests, reported as a part of Investment in unconsolidated subsidiaries, are not categorized within the fair value hierarchy.				204,719
Total assets at fair value				$3,678,984

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2016

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
The fair values for securities included in the Level 2 category, with the few exceptions described below, were developed by one of several third-party, nationally recognized pricing services, including services that price only certain types of securities. Each service uses complex methodologies to determine values for securities and subject the values they develop to quality control reviews. Management selected a primary source for each type of security in the portfolio and reviewed the values provided for reasonableness by comparing data to alternate pricing services and to available market and trade data. Values that appeared inconsistent were further reviewed for appropriateness. Any value that did not appear reasonable was discussed with the service that provided the value and adjusted, if necessary. One nominal adjustment was made during 2016 and related to an investment in an unrealized loss position that was sold prior to year end. No such adjustments were necessary in 2015.
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
December 31, 2016

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

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2016

Level 3 Valuation Methodologies
Corporate debt with limited observable inputs consisted of corporate bonds valued using dealer quotes for similar securities or discounted cash flow models using yields currently available for similar securities. Similar securities are defined as securities of comparable credit quality that have like terms and payment features. Assessments of credit quality were based on NRSRO ratings, if available, or were subjectively determined by management if not available. At December 31, 2016, 84% of the securities were rated; the average rating was BBB+. At December 31, 2015, 83% of the securities were rated; the average rating was A-.
Other asset-backed securities consisted of securitizations of receivables valued using dealer quotes for similar securities or discounted cash flow models using yields currently available for similar securities.
Other investments consisted of convertible securities for which limited observable inputs were available at December 31, 2016. The securities were valued internally based on expected cash flows, including the expected final recovery, discounted at a yield that considered the lack of liquidity and the financial status of the issuer.
Quantitative Information Regarding Level 3 Valuations

	Fair Value at
(In thousands)	December 31, 2016	December 31, 2015	Valuation Technique	Unobservable Input	Range (Weighted Average)
Assets:
Corporate debt with limited observable inputs	$14,810	$14,500	Market Comparable Securities	Comparability Adjustment	0% - 5% (2.5%)
			Discounted Cash Flows	Comparability Adjustment	0% - 5% (2.5%)
Other asset-backed securities	$3,007	$757	Market Comparable Securities	Comparability Adjustment	0% - 5% (2.5%)
			Discounted Cash Flows	Comparability Adjustment	0% - 5% (2.5%)
Other investments	$3	$—	Discounted Cash Flows	Comparability Adjustment	0% - 10% (5%)
The significant unobservable inputs used in the fair value measurement of the above listed securities were the valuations of comparable securities with similar issuers, credit quality and maturity. Changes in the availability of comparable securities could result in changes in the fair value measurements.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2016

Fair Value Measurements - Level 3 Assets
The following tables (the Level 3 Tables) present summary information regarding changes in the fair value of assets measured at fair value using Level 3 inputs.

	December 31, 2016
	Level 3 Fair Value Measurements – Assets
(In thousands)	State and Municipal Bonds	Corporate Debt	Asset-backed Securities	All other investments	Total
Balance December 31, 2015	$—	$14,500	$757	$—	$15,257
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Net investment income	—	(93)	—	(9)	(102)
Equity in earnings of unconsolidated subsidiaries	—	—	—	—	—
Net realized investment gains (losses)	(490)	(75)	—	—	(565)
Included in other comprehensive income	—	531	8	47	586
Purchases	—	8,900	6,500	1,753	17,153
Sales	(410)	(3,837)	(1,452)	(1,550)	(7,249)
Transfers in	900	—	1,000	918	2,818
Transfers out	—	(5,116)	(3,806)	(1,156)	(10,078)
Balance December 31, 2016	$—	$14,810	$3,007	$3	$17,820
Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets held at period-end	$—	$—	$—	$—	$—

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2016

	December 31, 2015
	Level 3 Fair Value Measurements – Assets
(In thousands)	State and Municipal Bonds	Corporate Debt	Asset-backed Securities	All other investments	Total
Balance December 31, 2014	$5,025	$13,081	$4,769	$—	$22,875
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Net investment income	—	18	—	—	18
Equity in earnings of unconsolidated subsidiaries	—	—	—	(83)	(83)
Net realized investment gains (losses)	—	(363)	(11)	(156)	(530)
Included in other comprehensive income	(459)	73	(7)	—	(393)
Purchases	—	1,996	1,500	1,700	5,196
Sales	—	(1,896)	(4,000)	—	(5,896)
Transfers in	—	6,640	—	—	6,640
Transfers out	(4,566)	(5,049)	(1,494)	(1,461)	(12,570)
Balance December 31, 2015	$—	$14,500	$757	$—	$15,257
Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets held at period-end	$—	$—	$—	$—	$—
Transfers
Equity securities of approximately $10.2 million were transferred from Level 2 to Level 1 during 2016. There were no transfers between the Level 1 and Level 2 categories during 2015.
Transfers shown in the preceding Level 3 tables were as of the end of the quarter in which the transfer occurred. All transfers during both 2016 and 2015 were to or from Level 2, with the exception of one security that was transfered to Level 1 during 2016.
All transfers during 2016 and 2015 related to securities held for which the level of market activity for identical or nearly identical securities varies from period to period. The securities were valued using multiple observable inputs when those inputs were available; otherwise the securities were valued using limited observable inputs.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2016

Fair Values Not Categorized
Investments in unconsolidated subsidiaries at both December 31, 2016 and December 31, 2015 included interests in investment fund LPs/LLCs that measure fund assets at fair value on a recurring basis and that provide a NAV for the interest. The carrying value of these interests is based on the NAV provided and was considered to approximate the fair value of the interests. In accordance with GAAP, the fair value of these investments was not classified within the fair value hierarchy. Additional information regarding these investments is as follows:

	Unfunded Commitments	Fair Value
(In thousands)	December 31, 2016	December 31, 2016	December 31, 2015
Investments in LPs/LLCs:
Private debt funds (1)	$7,958	$55,637	$50,268
Long equity fund (2)	None	6,268	6,407
Long/short equity funds (3)	None	28,926	28,030
Non-public equity funds (4)	$40,503	89,691	65,722
Multi-strategy fund of funds (5)	None	8,448	8,252
Structured credit fund (6)	None	4,273	3,945
Long/short commodities fund (7)	None	11,476	—
		$204,719	$162,624

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

(3)
Comprised of interests in multiple unrelated LP funds. The funds hold primarily long and short North American equities and target absolute returns using strategies designed to take advantage of market opportunities. The funds generally permit quarterly or semi-annual capital redemptions subject to notice requirements of 30 to 90 days. For some funds, redemptions above specified thresholds (lowest threshold is 90%) may be only partially payable until after a fund audit is completed and are then payable within 30 days.

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

(7)
This fund is a LLC invested across a broad range of commodities and focuses primarily on market neutral, relative value strategies, seeking to generate absolute returns with low correlation to broad commodity, equity and fixed income markets. Following an initial 1 year lock-up period, redemptions are allowed with a prior notice requirement of 30 days and are payable within 30 days.

ProAssurance may not sell, transfer or assign its interest in any of the above LPs/LLCs without special consent from the LP/LLC.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2016

Financial Instruments - Methodologies Other Than Fair Value
The following table provides the estimated fair value of our financial instruments that, in accordance with GAAP for the type of investment, are measured using a methodology other than fair value. All fair values provided fall within the Level 3 fair value category.

	December 31, 2016		December 31, 2015
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
BOLI	$60,134	$60,134	$57,213	$57,213
Other investments	50,391	58,757	48,522	51,646
Other assets	29,111	28,960	24,215	24,193

Financial liabilities:
Senior notes due 2023	$250,000	$270,898	$250,000	$261,308
Revolving credit agreement	200,000	200,000	100,000	100,000
Other liabilities	17,033	17,011	14,897	14,893
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

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2016

4. Investments
Available-for-sale securities at December 31, 2016 and December 31, 2015 included the following:

	December 31, 2016
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities
U.S. Treasury obligations	$146,186	$1,264	$911	$146,539
U.S. Government-sponsored enterprise obligations	30,038	388	191	30,235
State and municipal bonds	790,154	17,261	6,952	800,463
Corporate debt	1,264,812	22,659	8,480	1,278,991
Residential mortgage-backed securities	216,285	3,667	2,046	217,906
Agency commercial mortgage-backed securities	12,837	89	143	12,783
Other commercial mortgage-backed securities	19,571	177	137	19,611
Other asset-backed securities	106,938	207	267	106,878
	$2,586,821	$45,712	$19,127	$2,613,406

	December 31, 2015
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities
U.S. Treasury obligations	$122,855	$1,696	$659	$123,892
U.S. Government-sponsored enterprise obligations	25,456	927	49	26,334
State and municipal bonds	904,719	36,739	823	940,635
Corporate debt	1,296,128	24,720	29,162	1,291,686
Residential mortgage-backed securities	233,659	6,039	1,311	238,387
Agency commercial mortgage-backed securities	10,851	174	26	10,999
Other commercial mortgage-backed securities	29,983	354	203	30,134
Other asset-backed securities	98,412	54	246	98,220
	$2,722,063	$70,703	$32,479	$2,760,287

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2016

The recorded cost basis and estimated fair value of available-for-sale fixed maturities at December 31, 2016, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total Fair Value
Fixed maturities, available for sale
U.S. Treasury obligations	$146,186	$23,341	$104,168	$15,914	$3,116	$146,539
U.S. Government-sponsored enterprise obligations	30,038	13,462	4,813	10,240	1,720	30,235
State and municipal bonds	790,154	70,859	262,841	372,660	94,103	800,463
Corporate debt	1,264,812	124,877	743,566	385,596	24,952	1,278,991
Residential mortgage-backed securities	216,285					217,906
Agency commercial mortgage-backed securities	12,837					12,783
Other commercial mortgage-backed securities	19,571					19,611
Other asset-backed securities	106,938					106,878
	$2,586,821					$2,613,406
Excluding obligations of the U.S. Government or U.S. Government-sponsored enterprises, no investment in any entity or its affiliates exceeded 10% of Shareholders’ equity at December 31, 2016.
Cash and securities with a carrying value of $45.9 million at December 31, 2016 were on deposit with various state insurance departments to meet regulatory requirements. ProAssurance also held securities with a carrying value of $252.3 million at December 31, 2016 that are pledged as collateral security for advances under the Revolving Credit Agreement (see Note 10 for additional detail on the Revolving Credit Agreement).
As a member of Lloyd's and a capital provider to Syndicate 1729, ProAssurance is required to maintain capital at Lloyd's, referred to as FAL. ProAssurance investments at December 31, 2016 included fixed maturities with a fair value of $95.6 million and short term investments with a fair value of approximately $1.5 million on deposit with Lloyd's in order to satisfy these FAL requirements.
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

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2016

Investment in Unconsolidated Subsidiaries
ProAssurance holds investments in unconsolidated subsidiaries, accounted for under the equity method. The investments include the following:

	December 31, 2016	Carrying Value
(In thousands)	Percentage Ownership	December 31, 2016	December 31, 2015
Investment in LPs/LLCs:
Qualified affordable housing tax credit partnerships	See below	$102,313	$121,550
Other tax credit partnerships	See below	11,459	8,362
All other LPs/LLCs	See below	227,134	181,996
		$340,906	$311,908
Qualified affordable housing tax credit partnership interests held by ProAssurance generate investment returns by providing tax benefits to fund investors in the form of tax credits and project operating losses. The carrying value of these investments reflects ProAssurance's total commitments (both funded and unfunded) to the partnerships. ProAssurance's ownership percentage relative to two of the tax credit partnership interests is almost 100%; these interests had a carrying value of $40.2 million at December 31, 2016. ProAssurance's ownership percentage relative to the remaining tax credit partnership interests is less than 20%; these interests had a carrying value of $62.1 million at December 31, 2016. ProAssurance does not have the ability to exert control over the partnerships; all are accounted for using the equity method.
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
As discussed in additional detail in Note 3, ProAssurance holds interests in certain LPs/LLCs that are investment funds which measure fund assets at fair value on a recurring basis and the fund managers provide a NAV for the interest. The carrying value of these interests is based on the NAV provided, and is considered to approximate the fair value of the interests; such interests totaled $204.7 million at December 31, 2016 and $162.6 million at December 31, 2015. ProAssurance also holds interests in other LPs/LLCs which are not considered to be investment funds; such interests totaled $22.4 million at December 31, 2016 and $19.4 million at December 31, 2015. ProAssurance's ownership percentage relative to three of the LPs/LLCs is greater than 25%, which is expected to be reduced as the funds mature and other investors participate in the fund; these investments had a carrying value of $18.5 million at December 31, 2016. ProAssurance's ownership percentage relative to the remaining LPs/LLCs is less than 25%; these interests had a carrying value of $208.6 million at December 31, 2016. ProAssurance does not have the ability to exert control over any of these funds.
Other Investments
Other investments at December 31, 2016 and December 31, 2015 were comprised as follows:

(In thousands)	December 31, 2016	December 31, 2015
Investments in LPs/LLCs, at cost	$46,852	$44,958
Convertible securities, at fair value	31,501	30,611
Other, principally FHLB capital stock, at cost	3,539	3,564
	$81,892	$79,133
Investments in convertible securities are carried at fair value as permitted by the accounting guidance for hybrid financial instruments, with changes in fair value recognized in income as a component of Net realized investment gains (losses) during the period of change.
FHLB capital stock is not marketable but may be liquidated by terminating membership in the FHLB. The liquidation process can take up to five years.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2016

Investments Held in a Loss Position
The following tables provide summarized information with respect to investments held in an unrealized loss position at December 31, 2016 and December 31, 2015, including the length of time the investment had been held in a continuous unrealized loss position.

	December 31, 2016
	Total		Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Loss	Value	Loss	Value	Loss
Fixed maturities, available for sale
U.S. Treasury obligations	$79,833	$911	$79,833	$911	$—	$—
U.S. Government-sponsored enterprise obligations	11,746	191	11,746	191	—	—
State and municipal bonds	224,884	6,952	219,276	6,444	5,608	508
Corporate debt	469,632	8,480	424,721	5,662	44,911	2,818
Residential mortgage-backed securities	103,680	2,046	100,542	1,982	3,138	64
Agency commercial mortgage-backed securities	4,579	143	4,192	114	387	29
Other commercial mortgage-backed securities	9,822	137	9,179	134	643	3
Other asset-backed securities	44,343	267	39,079	256	5,264	11
	$948,519	$19,127	$888,568	$15,694	$59,951	$3,433

	December 31, 2015
	Total		Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Loss	Value	Loss	Value	Loss
Fixed maturities, available for sale
U.S. Treasury obligations	$66,685	$658	$61,869	$591	$4,816	$67
U.S. Government-sponsored enterprise obligations	6,819	49	6,819	49	—	—
State and municipal bonds	46,193	823	36,822	703	9,371	120
Corporate debt	622,991	29,162	555,097	15,691	67,894	13,471
Residential mortgage-backed securities	87,567	1,311	78,961	1,095	8,606	216
Agency commercial mortgage-backed securities	409	26	—	—	409	26
Other commercial mortgage-backed securities	15,960	203	12,635	170	3,325	33
Other asset-backed securities	79,637	247	74,150	237	5,487	10
	$926,261	$32,479	$826,353	$18,536	$99,908	$13,943
As of December 31, 2016, excluding U.S. Government backed securities there were 703 debt securities (27.2% of all available-for-sale fixed maturity securities held) in an unrealized loss position representing 456 issuers. The greatest and second greatest unrealized loss positions among those securities were each approximately $0.5 million. The securities were evaluated for impairment as of December 31, 2016.
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
Notes to Consolidated Financial Statements
December 31, 2016

Each quarter, ProAssurance performs a detailed analysis for the purpose of assessing whether any of the securities it holds in an unrealized loss position have suffered an OTTI in value. A detailed discussion of the factors considered in the assessment is included in Note 1.
Fixed maturity securities held in an unrealized loss position at December 31, 2016, excluding asset-backed securities, have paid all scheduled contractual payments and are expected to continue doing so. Expected future cash flows of asset-backed securities held in an unrealized loss position were estimated as part of the December 31, 2016 impairment evaluation using the most recently available six-month historical performance data for the collateral (loans) underlying the security or, if historical data was not available, sector based assumptions, and equaled or exceeded the current amortized cost basis of the security.
Net Investment Income
Net investment income by investment category was as follows:

	Year Ended December 31
(In thousands)	2016	2015	2014
Fixed maturities	$85,818	$97,348	$111,895
Equities	14,887	13,317	10,817
Short-term and Other investments	3,402	2,049	8,833
BOLI	2,008	2,053	2,006
Investment fees and expenses	(6,103)	(6,107)	(7,994)
Net investment income	$100,012	$108,660	$125,557
Equity in Earnings (Loss) of Unconsolidated Subsidiaries
Equity in earnings (loss) of unconsolidated subsidiaries included losses from qualified affordable housing project tax credit investments and historic tax credit investments. The losses recorded reflect ProAssurance's allocable portion of partnership operating losses. Losses from qualified affordable housing project tax credit investments were $20.0 million, $10.1 million and $10.7 million and tax credits recognized related to these investments totaled $18.5 million, $18.4 million and $17.9 million for the years ended December 31, 2016, 2015 and 2014, respectively. Losses from historic tax credit investments were $4.8 million and $0.2 million and tax credits recognized related to these investments totaled $9.0 million and $4.0 million for the years ended December 31, 2016 and 2015, respectively. ProAssurance had no historic tax credit investments in 2014. Tax credits recognized reduced income tax expense in the respective periods.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2016

Net Realized Investment Gains (Losses)
Realized investment gains and losses are recognized on the first-in, first-out basis. The following table provides detailed information regarding net realized investment gains (losses):

	Year Ended December 31
(In thousands)	2016	2015	2014
Total OTTI losses:
State and municipal bonds	$(100)	$—	$(50)
Corporate debt	(7,604)	(11,781)	(1,425)
Other investments	(3,130)	(8,136)	—
Portion of OTTI losses recognized in other comprehensive income before taxes:
Corporate debt	1,068	4,572	268
Net impairment losses recognized in earnings	(9,766)	(15,345)	(1,207)
Gross realized gains, available-for-sale securities	12,451	11,936	5,627
Gross realized (losses), available-for-sale securities	(7,038)	(11,481)	(1,103)
Net realized gains (losses), trading securities	6,632	1,080	28,018
Net realized gains (losses), Other investments	1,115	464	326
Change in unrealized holding gains (losses), trading securities	30,557	(28,343)	(18,883)
Change in unrealized holding gains (losses), convertible securities, carried at fair value	899	(896)	1,876
Other	25	946	—
Net realized investment gains (losses)	$34,875	$(41,639)	$14,654
During 2016, ProAssurance recognized OTTI in earnings of $9.8 million, including credit-related OTTI of $5.5 million related to debt instruments of ten issuers in the energy sector. The fair value of the bonds declined during 2016 as did the credit quality of the issuers, and ProAssurance recognized credit-related OTTI to reduce the amortized cost basis of the bonds to the present value of future cash flows expected to be received from the bonds. During 2016, ProAssurance also recognized non-credit OTTI of $0.9 million in OCI relative to the bonds of these issuers, as the fair value of the bonds was less than the present value of the expected future cash flows from the securities.
During 2015, ProAssurance recognized OTTI in earnings of $7.2 million related to corporate bonds, including credit-related OTTI of $4.9 million related to debt instruments from six issuers in the energy sector. The fair value of these bonds declined in 2015 as did the credit quality of the issuers and ProAssurance recognized credit-related OTTI to reduce the amortized cost basis of the bonds to the present value of future cash flows expected to be received from the bonds. ProAssurance also recognized non-credit OTTI of $3.7 million in OCI relative to the bonds of these issuers, as the fair value of the bonds was less than the present value of the expected future cash flows from the securities. ProAssurance also recognized an OTTI in earnings during 2015 related to a bond intended to be sold.
ProAssurance also recognized a $3.1 million and an $8.1 million OTTI in earnings during 2016 and 2015, respectively, related to an investment fund that is accounted for using the cost method (classified as part of Other investments). The fund is focused on the energy sector and securities held by the fund declined in value during both 2016 and 2015. OTTI was recognized to reduce the carrying value of the investment to the NAV reported by the fund.
During 2015, ProAssurance recognized net losses relative to trading securities primarily due to reductions in market valuations during the period.
During 2014, ProAssurance recognized OTTI in earnings related to two corporate debt instruments, both in retail/services industries. A non-credit OTTI was recognized in OCI related to one of the instruments as the fair value of the instrument was less than the present value of the expected future cash flows from the security.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2016

The following table presents a roll forward of cumulative credit losses recorded in earnings related to impaired debt securities for which a portion of the OTTI was recorded in OCI.

(In thousands)	2016	2015	2014
Balance January 1	$5,751	$232	$83
Additional credit losses recognized during the period, related to securities for which:
No OTTI has been previously recognized	2,398	3,648	149
OTTI has been previously recognized	2,154	2,645	—
Reductions due to:
Securities sold during the period (realized)	(9,145)	(774)	—
Balance December 31	$1,158	$5,751	$232
Other information regarding sales and purchases of available-for-sale securities is as follows:

	Year Ended December 31
(In millions)	2016	2015	2014
Proceeds from sales (exclusive of maturities and paydowns)	$361.8	$481.8	$244.9
Purchases	$636.4	$580.6	$645.1
5. Reinsurance
ProAssurance purchases reinsurance from third-party reinsurers and insurance enterprises in order to reduce its net exposure to losses. ProAssurance also uses reinsurance arrangements as a mechanism for sharing risk with insureds or their affiliates.
The effect of reinsurance on premiums written and earned was as follows:

(In thousands)	2016 Premiums		2015 Premiums		2014 Premiums
	Written	Earned	Written	Earned	Written	Earned
Direct	$794,377	$790,791	$780,982	$772,968	$761,043	$755,623
Assumed	40,637	37,805	31,236	22,691	18,566	12,987
Ceded	(96,481)	(95,315)	(102,933)	(101,510)	(77,760)	(68,879)
Net premiums	$738,533	$733,281	$709,285	$694,149	$701,849	$699,731
The receivable from reinsurers on unpaid losses and loss adjustment expenses represents management’s estimate of amounts that will be recoverable under ProAssurance reinsurance agreements. Most Company reinsurance agreements base the amount of premium that is due to the reinsurer in part on losses reimbursed or to be reimbursed under the agreement, and terms may also include maximum and minimum amounts of ceded premium. Ceded premium amounts are estimated based on management’s expectation of ultimate losses and the portion of those losses that are allocable to reinsurers according to the terms of the agreements, including any minimums or maximums. Given the uncertainty of the ultimate amounts of losses, management’s estimates of losses and related amounts recoverable may vary significantly from the eventual outcome. During the years ended December 31, 2016, 2015 and 2014 ProAssurance reduced premiums ceded by $7.1 million, $1.1 million and $15.7 million, respectively, due to changes in management’s estimates of amounts due to reinsurers related to prior accident year loss recoveries.
Reinsurance contracts do not relieve ProAssurance from its obligations to policyholders and ProAssurance remains liable to its policyholders whether or not reinsurers honor their contractual obligations. ProAssurance continually monitors its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies.
At December 31, 2016, the net total amounts due from reinsurers was $288.6 million (including receivables related to paid and unpaid losses and LAE and prepaid reinsurance premiums, less reinsurance premiums payable). No one reinsurer had an individual balance which exceeded $26.0 million.
At December 31, 2016 reinsurance recoverables totaling approximately $48.5 million were collateralized by letters of credit or funds withheld. ProAssurance had no allowance for credit losses related to its reinsurance receivables at December 31,

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2016

2016 or 2015 as all reinsurance balances were considered collectible. During the years ended December 31, 2016, 2015 and 2014 no reinsurance balances were written off for credit reasons.
During 2016, ProAssurance entered into a novation agreement which represents a legal replacement of one insurer by another extinguishing the ceding entity's liability to the policyholder. The novation resulted in approximately $11.8 million of one-time assumed premium which was fully earned at the inception of the agreement as all of the underlying loss events covered by the policy occurred in the past.
During 2016, ProAssurance commuted the 2014 calendar year quota share reinsurance arrangement between the Specialty P&C segment and Syndicate 1729 which resulted in a net cash receipt of approximately $6.8 million. The commutation reduced the Receivable from reinsurers on unpaid losses and loss adjustment expenses, combined, by approximately $7.1 million. There were no significant reinsurance commutations in 2015 or 2014.
6. Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of ProAssurance’s deferred tax assets and liabilities were as follows:

	Year Ended December 31
(In thousands)	2016	2015
Deferred tax assets
Unpaid loss discount	$39,746	$44,886
Unearned premium adjustment	22,847	22,889
Compensation related	20,190	18,130
Intangibles	1,001	1,435
Total deferred tax assets	83,784	87,340
Deferred tax liabilities
Deferred acquisition costs	9,754	9,287
Unrealized gains on investments, net	9,797	13,933
Fixed assets	1,291	3,401
Basis differentials–investments	25,512	17,492
Intangibles	22,067	24,644
Other	5,107	3,486
Total deferred tax liabilities	73,528	72,243
Net deferred tax assets (liabilities)	$10,256	$15,097
At December 31, 2016, ProAssurance had no available net operating loss carryforwards, capital loss carryforwards, or Alternative Minimum Tax credit carryforwards. ProAssurance files income tax returns in various states, the U.S. federal jurisdiction and the U.K.
ProAssurance had a liability for U.S. federal and U.K. income taxes of $5.1 million at December 31, 2016, carried as part of Other liabilities, and a receivable of $16.4 million at December 31, 2015, carried as a part of Other assets.
The statute of limitations is now closed for all tax years prior to 2013.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2016

A reconciliation of the beginning and ending amounts of unrecognized tax benefits for 2016, 2015 and 2014, were as follows:

(In thousands)	2016	2015	2014
Balance at January 1	$8,195	$577	$4,823
Increase for tax position acquired as result of a business combination	—	—	414
Increases for tax positions taken during the current year	361	7,618	163
(Decreases) for tax positions taken during the current year	—	—	(4,823)
(Decreases) relating to a lapse of the applicable statute of limitations	(203)	—	—
Balance at December 31	$8,353	$8,195	$577
At December 31, 2016 and 2015, approximately $1.0 million and $0.9 million, respectively, of ProAssurance's uncertain tax positions, if recognized, would affect the effective tax rate. As with any uncertain tax position, there is a possibility that the ultimate benefit realized could differ from the estimate management has established. Management believes that it is reasonably possible that a portion of unrecognized tax benefits at December 31, 2016, may change during the next twelve months. However, an estimate of the change cannot be made at this time.
ProAssurance recognizes interest and/or penalties related to income tax matters in income tax expense. Interest recognized in the income statement approximated $0.2 million for the year ended December 31, 2016 and was nominal for the years ended 2015 and 2014. The accrued liability for interest approximated $0.2 million at December 31, 2016 and was nominal at December 31, 2015.
A reconciliation of “expected” income tax expense (35% of income before income taxes) to actual income tax expense for each of the years ended December 31, 2016, 2015 and 2014 were as follows:

(In thousands)	2016	2015	2014
Computed “expected” tax expense	$61,670	$45,099	$91,702
Tax-exempt income	(9,917)	(12,913)	(13,250)
Tax credits	(27,549)	(22,407)	(17,918)
Non-U.S. Loss	—	1,806	1,741
Other	916	1,073	3,165
Income tax expense	$25,120	$12,658	$65,440
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
Amortization of DPAC was $88.4 million, $79.6 million and $82.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.
8. Reserve for Losses and Loss Adjustment Expenses
The reserve for losses is established based on estimates of individual claims and actuarially determined estimates of future losses based on ProAssurance’s past loss experience, available industry data and projections as to future claims frequency, severity, inflationary trends and settlement patterns. Estimating the reserve, particularly the reserve appropriate for liability exposures, is a complex process. Claims may be resolved over an extended period of time, often five years or more, and may be subject to litigation. Estimating losses requires ProAssurance to make and revise judgments and assessments regarding multiple uncertainties over an extended period of time. As a result, the reserve estimate may vary considerably from the eventual outcome. The assumptions used in establishing ProAssurance’s reserve are regularly reviewed and updated by management as new data becomes available. Changes to estimates of previously established reserves are included in earnings in the period in which the estimate is changed.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2016

ProAssurance believes that the methods it uses to establish reserves are reasonable and appropriate. Each year, ProAssurance uses internal actuaries to review the reserve for losses of each insurance subsidiary. ProAssurance also engages consulting actuaries to review ProAssurance claims data and provide observations regarding cost trends, rate adequacy and ultimate loss costs. ProAssurance considers the views of the actuaries as well as other factors, such as known, anticipated or estimated changes in frequency and severity of claims, loss retention levels and premium rates, in establishing the amount of its reserve for losses. The statutory filings of each insurance company with the insurance regulators must be accompanied by a consulting actuary's certification as to their respective reserves.
ProAssurance partitions its reserve by accident year, which is the year in which the claim becomes its liability. As claims are incurred (reported) and claim payments are made, they are aggregated by accident year for analysis purposes. ProAssurance also partitions its reserve by reserve type: case reserves and IBNR reserves. Case reserves are established by the claims department based upon the particular circumstances of each reported claim and represent ProAssurance’s estimate of the future loss costs (often referred to as expected losses) that will be paid on reported claims. Case reserves are decremented as claim payments are made and are periodically adjusted upward or downward as estimates regarding the amount of future losses are revised; a reported loss for an individual claim equates to the case reserve at any point in time plus the claim payments that have been made to date. IBNR reserves represent an estimate, in the aggregate, of future development on losses that have been reported to ProAssurance plus an estimate of losses that have been incurred but not reported.
Development of Prior Accident Years
In addition to setting the initial reserve for the current accident year, each period ProAssurance reassesses the amount of reserve required for prior accident years. The foundation of ProAssurance’s reserve re-estimation process is an actuarial analysis that is performed by both the internal and consulting actuaries. This detailed analysis projects ultimate losses on a line of business, geographic, coverage layer and accident year basis. The procedure uses the most representative data for each partition, capturing its unique patterns of development and trends. In all, there are 219 different partitions of ProAssurance's business for purposes of this analysis. ProAssurance believes that the use of consulting actuaries provides an independent view of the loss data as well as a broader perspective on industry loss trends.
Reserving Methodologies
For the HCPL, medical technology and workers’ compensation lines of business, the analysis performed by the consulting actuaries analyzes each partition of the business in a variety of ways and uses multiple actuarial methodologies in performing these analyses, including: Bornhuetter-Ferguson (Paid and Reported) Method, Paid Development Method, Reported Development Method, Average Paid Value Method, Average Reported Value Method, Backward Recursive Development Method, the Adjusted Reported and the Adjusted Paid Methods. Generally, methods such as the Bornhuetter-Ferguson method are used on more recent accident years where there is less data available on which to base the analysis. As time progresses and an increased amount of data is available for a given accident year, management gives more confidence to the development and average methods, as these methods typically rely more heavily on ProAssurance's own historical data. These methods emphasize different aspects of loss reserve estimation and provide a variety of perspectives for ProAssurance's decisions.
For the workers’ compensation business, ProAssurance utilizes the various actuarial methodologies discussed above, with particular reliance on reported development, paid loss development and Bornhuetter-Ferguson, to develop the reserve for each accident year. The actuarial review includes the stratification of claims data (lost time claims and medical only claims) using different variations that allow for identification of trends that may not be readily identifiable if the data was evaluated only in the aggregate. Reported and paid loss development factors are key assumptions in the reserve estimation process and are based on ProAssurance’s historical reported and paid loss development patterns. As accident years mature, the various actuarial methodologies produce more consistent loss estimates.
For the Lloyd’s syndicate business, given the immaturity of Syndicate 1729’s own experience, losses are initially estimated using the loss assumptions by risk category incorporated into the business plan submitted to Lloyd’s with consideration given to loss experience incurred to date. These assumptions were influenced by loss results reflected in Lloyd’s historical data for similar risks. As losses are reported and resolved and Syndicate 1729's experience becomes more credible from a statistical perspective, the syndicate’s actual loss experience is incorporated into the estimates.
Certain of the methodologies utilized to estimate the ultimate losses for each partition of the reserve consider the actual amounts paid. Paid data is particularly influential when a large portion of known claims have been closed, as is the case for older accident years. In selecting a point estimate for each partition, management considers the extent to which trends are emerging consistently for all partitions and known industry trends. Thus, actual, rather than estimated severity trends are given more consideration. If actual severity trends are lower than those estimated at the time that reserves were previously

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2016

established, the recognition of favorable development is indicated. This is particularly true for older accident years where actuarial methodologies give more weight to actual loss costs (severity).
The various actuarial methods discussed above are applied in a consistent manner from period to period. In addition, ProAssurance performs statistical reviews of claims data such as claim counts, average settlement costs and severity trends when establishing the reserve.
Selected point estimates of ultimate losses are utilized to develop estimates of ultimate losses recoverable from reinsurers, based on the terms and conditions of ProAssurance’s reinsurance agreements. An overall estimate of the amount receivable from reinsurers is determined by combining the individual estimates. ProAssurance’s net reserve estimate is the gross reserve point estimate less the estimated reinsurance recovery.
Activity in the reserve for losses and loss adjustment expenses is summarized as follows:

(In thousands)	2016	2015	2014
Balance, beginning of year	$2,005,326	$2,058,266	$2,072,822
Less reinsurance recoverables on unpaid losses and loss adjustment expenses	249,350	237,966	247,518
Net balance, beginning of year	1,755,976	1,820,300	1,825,304
Net reserves acquired from acquisitions	—	—	139,549
Net losses:
Current year	587,007	571,891	545,168
Favorable development of reserves established in prior years, net	(143,778)	(161,180)	(182,084)
Total	443,229	410,711	363,084
Paid related to:
Current year	(96,190)	(84,186)	(93,737)
Prior years	(383,062)	(390,849)	(413,900)
Total paid	(479,252)	(475,035)	(507,637)
Net balance, end of year	1,719,953	1,755,976	1,820,300
Plus reinsurance recoverables on unpaid losses and loss adjustment expenses	273,475	249,350	237,966
Balance, end of year	$1,993,428	$2,005,326	$2,058,266
As discussed in Note 1, estimating liability reserves is complex and requires the use of many assumptions. As time passes and ultimate losses for prior years are either known or become subject to a more precise estimation, ProAssurance increases or decreases the reserve estimates established in prior periods. The favorable loss development recognized in 2016 primarily reflects a lower than anticipated claims severity trend (i.e. the average size of a claim) for accident years 2008 through 2014. The favorable development recognized in 2015 and 2014 was primarily due to lower than anticipated claims severity trends for accident years 2008 through 2012 and accident years 2007 through 2011, respectively.
As of January 1, 2016, ProAssurance adopted new guidance that requires detailed disclosures related to its reserve for losses and loss adjustment expenses, including significant changes in methodologies and assumptions used in the calculation of its reserve. ProAssurance establishes its reserve and manages claims activity by coverage, product or line of business and various categories of reserves have similar characteristics. Therefore, ProAssurance has aggregated these reserve categories into several reserve groups that provide a more meaningful view of the amount, timing, and uncertainty of cash flows arising from the liability. At the same time, these reserve groups present a disaggregated view of the major elements of the overall loss reserve liability. The reserve groups include HCPL claims-made reserve, HCPL occurrence reserve, medical technology liability claims-made reserve, workers’ compensation reserve, Lloyd’s casualty reserve, Lloyd's property insurance reserve and Lloyd's property reinsurance reserve. All other loss reserve categories are deemed to be less homogeneous or relatively small on a standalone basis and are included in other short-duration lines in the claims development reconciliation.
The composition of the reserve groups is based on similar characteristics with respect to the risks being insured and the reporting and payout pattern of the underlying claims. In most instances the groups follow the coverage categorizations used in statutory financial reporting for U.S.-domiciled property-casualty insurance companies. HCPL claims are disaggregated into those claims covered by claims-made policies and those claims covered by occurrence policies. For claims-made policies, the

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2016

insured event generally becomes a liability when the event is first reported to the insurer. For occurrence policies, the insured event becomes a liability when the event takes place, even if unknown at that time. Claims-made coverage has a short reporting pattern, with virtually all claims known shortly after the end of the policy period. Occurrence coverage claims can have an extended reporting pattern, with the time from the loss event until the filing of the claim often measured in years, at which point the claims resolution process begins. Although the resolution process and time frame is similar once a claim is reported, combining claims from claims-made and occurrence coverage types would result in distortion due to the difference in reporting lag.
Medical technology liability reserves are grouped separately due to the nature of the risk, including the potential for mass torts and multiple claims arising out of the same product or service. The small amount of medical technology liability occurrence reserves are included in other short-duration lines. Workers' compensation claims are also grouped separately due to the difference in the type of coverage provided and the differences in the claims resolution process as compared to other liability insurance. Finally, claims arising from the Lloyd’s syndicate are segregated into casualty (insurance and reinsurance), property insurance and property reinsurance groups. Property insurance claims generally have a shorter reporting and resolution time frame as compared to most casualty claims. The reporting and resolution patterns of property reinsurance claims differs from that of property insurance claims due to predominant coverage of catastrophic loss events on an aggregate basis rather than coverage of individual claims. Casualty reinsurance, on the other hand, generally provides coverage on a per-claim basis and the reporting and resolution time frame for these claims is not substantially different than those arising from casualty insurance written by the syndicate.
ProAssurance has elected to present reserve history for acquired entities in all periods shown in the tables below, including periods prior to acquisition. With the exception of the workers' compensation line of business, virtually all other acquired entities are captured within the HCPL line of business.
All information disclosed in the tables below is presented as supplementary information.
Healthcare Professional Liability Reserve
HCPL loss costs are impacted by many factors, including but not limited to the nature of the claim, including whether or not the claim is an individual or a mass tort claim, the personal situation of the claimant or the claimant's family, the outcome of jury trials, the legislative and judicial climate where any potential litigation may occur, general economic conditions and, for claims involving bodily injury, the trend of healthcare costs. ProAssurance sets an initial reserve using the average loss ratio used in pricing, plus an additional provision in consideration of the historical loss volatility ProAssurance and others in the industry have experienced. The average initial loss ratio for the HCPL business has approximated 87% for recent years, which is higher than the underlying expected loss ratio and provision for volatility. Reasons for higher loss provisions can vary from period to period and have included additional loss activity within ProAssurance’s surplus lines of business, provisions for losses in excess of policy limits, adjustments to unallocated loss adjustment expenses, adjustments to the reserve for the DDR provisions in ProAssurance's policies and additional losses recorded for particular exposures, such as mass torts. These specific adjustments are made if ProAssurance believes the results for a given accident year are likely to exceed those anticipated by pricing. ProAssurance believes the use of a provision for volatility appropriately considers the inherent risks and limitations of the rate development process and the historic volatility of professional liability losses and produces a reasonable best estimate of the reserve required to cover actual ultimate unpaid losses.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2016

Healthcare Professional Liability Claims-Made

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											December 31, 2016
($ in thousands)	Years Ended December 31,										IBNR*	Cumulative Number of Reported Claims
	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
Accident Year	Unaudited
2007	$432,313	$423,950	$410,175	$375,908	$327,498	$281,491	$254,458	$244,809	$242,248	$237,925	$618	4,043
2008	—	402,293	397,571	391,214	345,855	298,849	269,462	259,272	247,123	240,472	1,692	3,730
2009	—	—	379,259	370,642	345,714	320,368	284,511	265,478	246,146	230,849	4,774	3,825
2010	—	—	—	364,996	354,787	338,170	312,813	291,553	279,713	270,484	3,436	3,845
2011	—	—	—	—	348,916	344,808	331,884	305,540	289,400	278,258	6,687	3,532
2012	—	—	—	—	—	341,289	324,418	319,613	306,956	291,075	2,137	3,706
2013	—	—	—	—	—	—	315,346	304,209	296,550	287,140	3,870	3,809
2014	—	—	—	—	—	—	—	290,020	289,397	280,043	10,632	3,331
2015	—	—	—	—	—	—	—	—	276,492	269,980	15,536	3,248
2016	—	—	—	—	—	—	—	—	—	271,765	125,767	2,982
Total										$2,657,991
* Includes expected development on reported claims

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
(In thousands)	Years Ended December 31,
	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
Accident Year	Unaudited
2007	$12,550	$67,928	$129,946	$169,646	$192,442	$206,341	$218,953	$226,875	$230,225	$231,966
2008	—	14,214	67,971	128,800	166,544	197,042	212,789	221,150	226,903	232,598
2009	—	—	15,051	71,272	114,318	153,563	178,445	191,420	200,425	205,372
2010	—	—	—	15,464	69,551	137,712	180,432	209,777	221,693	236,171
2011	—	—	—	—	14,417	71,208	133,004	177,089	198,112	214,502
2012	—	—	—	—	—	15,382	73,571	145,488	190,997	215,220
2013	—	—	—	—	—	—	16,938	69,657	127,496	171,681
2014	—	—	—	—	—	—	—	16,764	59,485	116,791
2015	—	—	—	—	—	—	—	—	9,172	55,731
2016	—	—	—	—	—	—	—	—	—	9,027
Total										1,689,059

All outstanding liabilities before 2007, net of reinsurance										18,260
Liabilities for losses and loss adjustment expenses, net of reinsurance										$987,192

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2016

Healthcare Professional Liability Occurrence

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											December 31, 2016
($ in thousands)	Years Ended December 31,										IBNR*	Cumulative Number of Reported Claims
	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
Accident Year	Unaudited
2007	$47,165	$50,748	$48,038	$45,980	$37,698	$34,937	$30,347	$30,877	$24,229	$23,079	$2,228	346
2008	—	42,258	45,006	47,019	43,676	35,458	29,492	28,887	26,126	23,473	2,464	283
2009	—	—	34,450	35,366	36,802	37,437	34,099	32,675	28,731	26,340	3,383	244
2010	—	—	—	41,721	43,238	43,195	42,233	37,920	35,831	33,361	4,235	289
2011	—	—	—	—	45,882	44,956	41,453	39,917	37,150	35,004	4,068	340
2012	—	—	—	—	—	45,703	46,513	44,848	40,692	34,774	9,006	391
2013	—	—	—	—	—	—	32,746	36,602	35,624	34,393	5,348	346
2014	—	—	—	—	—	—	—	30,420	29,918	32,143	15,176	318
2015	—	—	—	—	—	—	—	—	35,648	35,347	18,274	246
2016	—	—	—	—	—	—	—	—	—	29,609	27,151	121
Total										$307,523
* Includes expected development on reported claims

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
(In thousands)	Years Ended December 31,
	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
Accident Year	Unaudited
2007	$129	$2,098	$4,976	$7,997	$12,257	$14,265	$16,898	$18,286	$18,875	$19,141
2008	—	70	1,048	3,347	6,269	10,649	12,403	15,661	16,564	17,799
2009	—	—	175	2,255	5,067	7,947	10,823	13,248	15,380	16,025
2010	—	—	—	285	1,881	5,647	9,120	15,147	21,837	22,804
2011	—	—	—	—	291	2,803	8,059	16,544	19,197	21,416
2012	—	—	—	—	—	363	2,430	7,705	12,212	19,275
2013	—	—	—	—	—	—	369	3,170	7,826	14,753
2014	—	—	—	—	—	—	—	394	2,260	7,460
2015	—	—	—	—	—	—	—	—	(350)	786
2016	—	—	—	—	—	—	—	—	—	(182)
Total										139,277

All outstanding liabilities before 2007, net of reinsurance										14,975
Liabilities for losses and loss adjustment expenses, net of reinsurance										$183,221

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance

Years	1	2	3	4	5	6	7	8	9	10
	Unaudited
Healthcare Professional Liability Claims-Made	5.2%	20.1%	22.8%	16.0%	10.0%	5.7%	4.5%	2.6%	1.9%	0.7%
Healthcare Professional Liability Occurrence	0.5%	6.2%	13.0%	14.9%	15.7%	10.4%	9.1%	4.1%	3.9%	1.1%

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2016

Medical Technology Liability Reserve
The risks insured in the medical technology liability line of business are more varied and policies are individually priced based on the risk characteristics of the policy and the account. These policies often have substantial deductibles or self-insured retentions and the insured risks range from startup operations to large multinational entities. Premiums are established using the most recently developed actuarial estimates of losses expected to be incurred based on factors which include: results from prior analysis of similar business, industry indications, observed trends and judgment. Claims in this line of business primarily involve bodily injury to individuals and are affected by factors similar to those of the HCPL line of business. For the medical technology liability line of business, ProAssurance also establishes an initial reserve using a loss ratio approach, including a provision in consideration of historical loss volatility that this line of business has exhibited.
Medical Technology Liability Claims-Made

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											December 31, 2016
($ in thousands)	Years Ended December 31,										IBNR*	Cumulative Number of Reported Claims
	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
Accident Year	Unaudited
2007	$36,234	$42,660	$37,964	$33,599	$29,712	$27,348	$26,324	$24,211	$24,413	$24,194	644	649
2008	—	43,427	45,788	48,187	45,156	42,409	37,783	38,280	35,330	34,716	738	971
2009	—	—	30,462	31,183	27,523	26,181	23,425	21,733	20,551	19,264	1,004	721
2010	—	—	—	26,077	27,063	25,175	23,307	19,315	17,439	16,047	1,440	510
2011	—	—	—	—	17,249	20,930	19,166	15,836	13,794	12,487	1,599	534
2012	—	—	—	—	—	11,162	9,989	8,906	7,441	5,824	2,131	234
2013	—	—	—	—	—	—	9,807	9,955	9,536	7,226	4,248	231
2014	—	—	—	—	—	—	—	9,989	10,306	9,012	3,904	287
2015	—	—	—	—	—	—	—	—	9,376	8,757	5,948	158
2016	—	—	—	—	—	—	—	—	—	9,200	7,878	163
Total										$146,727
* Includes expected development on reported claims

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
(In thousands)	Years Ended December 31,
	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
Accident Year	Unaudited
2007	$123	$9,947	$19,302	$20,240	$22,368	$22,912	$23,329	$23,358	$23,542	$23,546
2008	—	4,325	14,772	26,901	26,620	32,653	34,588	34,567	34,567	34,567
2009	—	—	116	5,071	7,742	14,675	14,933	15,097	15,184	15,186
2010	—	—	—	485	3,557	8,491	12,283	11,725	12,146	12,253
2011	—	—	—	—	118	2,034	3,846	5,062	7,376	7,240
2012	—	—	—	—	—	568	1,520	2,805	3,247	3,366
2013	—	—	—	—	—	—	102	1,029	1,967	2,599
2014	—	—	—	—	—	—	—	388	1,527	2,564
2015	—	—	—	—	—	—	—	—	25	440
2016	—	—	—	—	—	—	—	—	—	53
Total										101,814

All outstanding liabilities before 2007, net of reinsurance										1,038
Liabilities for losses and loss adjustment expenses, net of reinsurance										$45,951

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2016

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance

Years	1	2	3	4	5	6	7	8	9	10
	Unaudited
Medical technology liability	3.4%	19.7%	22.4%	12.7%	7.4%	2.0%	0.7%	—%	0.4%	—%
Workers' Compensation Reserve
Many factors affect the ultimate losses incurred for the workers' compensation coverages including, but not limited to, the type and severity of the injury, the age and occupation of the injured worker, the estimated length of disability, medical treatment and related costs, and the jurisdiction and workers' compensation laws of the injury occurrence. ProAssurance uses various actuarial methodologies in developing the workers’ compensation reserve combined with a review of the exposure base generally based upon payroll of the insured. For the current accident year, given the lack of seasoned information, the different actuarial methodologies produce results with considerable variability; therefore, more emphasis is placed on supplementing results from the actuarial methodologies with trends in exposure base, medical expense inflation, general inflation, severity, and claim counts, among other things, to select an expected loss ratio.

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											December 31, 2016
($ in thousands)	Years Ended December 31,										IBNR*	Cumulative Number of Reported Claims
	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
Accident Year	Unaudited
2007	$47,772	$45,578	$48,591	$49,014	$48,878	$48,925	$49,925	$50,227	$50,773	$49,869	$327	13,552
2008	—	52,155	55,507	55,090	54,885	54,950	57,722	57,928	56,676	57,239	454	13,836
2009	—	—	62,255	60,802	60,351	60,413	62,731	63,942	63,398	62,631	496	13,090
2010	—	—	—	75,699	74,196	73,647	72,742	72,278	72,504	71,684	775	15,960
2011	—	—	—	—	84,074	84,762	90,769	91,491	90,993	91,149	903	18,776
2012	—	—	—	—	—	102,044	96,884	95,716	95,204	94,627	1,180	20,151
2013	—	—	—	—	—	—	111,268	111,730	114,171	115,115	1,342	20,577
2014	—	—	—	—	—	—	—	120,443	121,128	121,206	8,096	21,175
2015	—	—	—	—	—	—	—	—	135,960	132,408	33,567	22,122
2016	—	—	—	—	—	—	—	—	—	138,546	64,150	21,431
Total										$934,474
* Includes expected development on reported claims

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
(In thousands)	Years Ended December 31,
	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016
Accident Year	Unaudited
2007	$14,042	$28,281	$39,648	$44,321	$47,607	$48,551	$48,744	$48,917	$49,364	$49,422
2008	—	15,246	35,879	45,998	51,256	54,050	55,697	56,305	56,582	56,727
2009	—	—	19,575	42,122	52,428	57,971	60,445	61,150	61,951	62,052
2010	—	—	—	26,353	51,766	61,612	67,095	69,050	70,049	70,308
2011	—	—	—	—	27,863	64,874	79,432	85,743	88,129	89,040
2012	—	—	—	—	—	34,574	70,179	82,953	88,350	91,291
2013	—	—	—	—	—	—	38,125	82,320	100,522	107,019
2014	—	—	—	—	—	—	—	40,268	87,768	103,771
2015	—	—	—	—	—	—	—	—	43,112	86,553
2016	—	—	—	—	—	—	—	—	—	39,199
Total										755,382

All outstanding liabilities before 2007, net of reinsurance										1,280
Liabilities for losses and loss adjustment expenses, net of reinsurance										$180,372

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2016

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance

Years	1	2	3	4	5	6	7	8	9	10
	Unaudited
Workers' compensation	31.7%	36.1%	16.1%	7.6%	4.0%	1.7%	0.8%	0.3%	0.6%	0.1%
Lloyd's Syndicate Reserve
Given the recent inception date for Syndicate 1729 (January 1, 2014) there is limited reliable historical claims data to use in establishing initial reserves for the exposures in the Lloyd's Syndicate segment. Consequently, ProAssurance estimates initial losses using the loss assumptions by risk category incorporated into the business plan submitted to Lloyd’s with consideration given to loss experience incurred to date. These assumptions are influenced by loss results in Lloyd's historical data for similar risks. In addition, Lloyd's market data for payment patterns is utilized to develop the payout patterns in the tables shown below. As the book of business matures and additional loss information becomes available, the actual loss experience of Syndicate 1729s book of business will be utilized to a greater extent. This will occur sooner for property coverages than for casualty coverages due to the shorter claim reporting and resolution time described above.
Claim count information for assumed reinsurance coverage written by Syndicate 1729 is not meaningful in many instances. Certain reinsurance contracts provide aggregate coverage for loss events involving numerous underlying claims, resulting in a single claim count for reinsurance purposes, while other reinsurance contracts provide individual per-claim coverage. Still others may provide aggregate stop loss coverage based on the total losses or loss ratio of a class of business. As a result, claim count information is not included in the Lloyd’s Syndicate Casualty and Lloyd’s Syndicate Property Reinsurance tables shown below.
Syndicate 1729 writes coverage in a variety of jurisdictions and currencies, although the majority of its business is in U.S. dollars. For purposes of the tables below, ProAssurance has elected to convert losses from their original currency to U.S. dollars using the exchange rate as of the end of the current period. This provides the purest trend information with respect to loss development, since the amounts in the table are not affected by exchange rate movements. However, the amounts for prior periods shown in the tables for prior periods will not reconcile to previously-issued financial statements which used existing exchange rates at the date of the financial statement.
Lloyd's Syndicate Casualty

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance				December 31, 2016
($ in thousands)	Years Ended December 31,			IBNR(1)	Cumulative Number of Reported Claims (2)
	2014	2015	2016
Accident Year	Unaudited
2014	$6,533	$6,533	$6,034	$1,531	nm
2015	—	14,591	14,591	5,733	nm
2016	—	—	19,535	14,211	nm
Total			$40,160
(1) Includes expected development on reported claims
(2) The abbreviation "nm" indicates that the information is not meaningful

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2016

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
(In thousands)	Years Ended December 31,
	2014	2015	2016
Accident Year	Unaudited
2014	$20	$523	$4,230
2015	—	678	6,296
2016	—	—	2,394
Total			12,920

All outstanding liabilities before 2014, net of reinsurance			—
Liabilities for losses and loss adjustment expenses, net of reinsurance			$27,240
Lloyd's Syndicate Property Insurance

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance				December 31, 2016
($ in thousands)	Years Ended December 31,			IBNR*	Cumulative Number of Reported Claims
	2014	2015	2016
Accident Year	Unaudited
2014	$1,291	$1,291	$1,291	$106	71
2015	—	6,787	6,787	377	398
2016	—	—	10,591	758	823
Total			$18,669
* Includes expected development on reported claims

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
(In thousands)	Years Ended December 31,
	2014	2015	2016
Accident Year	Unaudited
2014	$267	$1,234	$1,090
2015	—	2,859	5,355
2016	—	—	6,186
Total			12,631

All outstanding liabilities before 2014, net of reinsurance			—
Liabilities for losses and loss adjustment expenses, net of reinsurance			$6,038
Lloyd's Syndicate Property Reinsurance

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance				December 31, 2016
($ in thousands)	Years Ended December 31,			IBNR(1)	Cumulative Number of Reported Claims (2)
	2014	2015	2016
Accident Year	Unaudited
2014	$779	$779	$779	$(126)	nm
2015	—	3,107	3,107	639	nm
2016	—	—	4,467	2,788	nm
Total			$8,353
(1) Includes expected development on reported claims
(2) The abbreviation "nm" indicates that the information is not meaningful

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2016

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
(In thousands)	Years Ended December 31,
	2014	2015	2016
Accident Year	Unaudited
2014	$79	$827	$902
2015	—	1,392	1,729
2016	—	—	771
Total			3,402

All outstanding liabilities before 2014, net of reinsurance			—
Liabilities for losses and loss adjustment expenses, net of reinsurance			$4,951

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance

Years	1	2	3	4	5	6	7	8	9	10
	Unaudited
Lloyd's Syndicate Casualty	24.7%	49.4%	16.7%	6.0%	2.0%	0.4%	0.4%	—%	—%	—%
Lloyd's Syndicate Property Insurance	80.8%	15.5%	2.5%	0.6%	0.3%	0.1%	0.1%	—%	—%	—%
Lloyd's Syndicate Property Reinsurance	78.6%	16.4%	2.8%	1.6%	0.4%	0.2%	0.1%	—%	—%	—%

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2016

Below is a reconciliation of the claims development information to the Consolidated Balance Sheet:

(In thousands)	December 31, 2016
Net outstanding liabilities
Healthcare professional liability claims-made	$987,192
Healthcare professional liability occurrence	183,221
Medical technology liability claims-made	45,951
Workers' compensation	180,372
Lloyd's syndicate casualty	27,240
Lloyd's syndicate property insurance	6,038
Lloyd's syndicate property reinsurance	4,951
Other short-duration lines	106,499
Liabilities for losses and loss adjustment expenses, net of reinsurance	1,541,464
Reinsurance recoverable on unpaid losses
Healthcare professional liability claims-made	132,460
Healthcare professional liability occurrence	22,576
Medical technology liability claims-made	44,627
Workers' compensation	52,111
Lloyd's syndicate casualty	172
Lloyd's syndicate property insurance	3,074
Lloyd's syndicate property reinsurance	2,094
Other short-duration lines	16,361
Total reinsurance recoverable on unpaid losses and loss adjustment expenses	273,475

Reserve for the future utilization of the DDR benefit	74,200
Unallocated loss adjustment expenses	111,628
Purchase accounting	4,653
Other	(11,992)
178,489
Gross liability for losses and loss adjustment expenses	$1,993,428
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
ProAssurance has funding commitments primarily related to non-public investment entities totaling approximately $131.2 million, expected to be paid as follows: $65.9 million in 2017, $42.0 million in 2018 and 2019 combined, $20.5 million in 2020 and 2021 combined and $2.8 million thereafter. Of these funding commitments, $1.4 million is related to qualified affordable housing project tax credit investments and is expected to be paid as follows: $0.4 million in 2017, $0.3 million in 2018 and 2019 combined, $0.3 million in 2020 and 2021 combined and $0.4 million thereafter.
As a member of Lloyd's we are required to provide capital to support Syndicate 1729 through 2019 of up to $200.0 million, referred to as FAL. At December 31, 2016, ProAssurance is satisfying the FAL requirement with investment securities on deposit with Lloyd's with a carrying value of $97.1 million (see Note 4).

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2016

ProAssurance has issued an unconditional revolving credit agreement to the Premium Trust Fund of Syndicate 1729 for the purpose of providing working capital. Permitted borrowings were expanded from £10.0 million to £20.0 million under an amended Syndicate Credit Agreement executed in April 2016. Under the amended Syndicate Credit Agreement, advances bear interest at 3.8% annually, and may be repaid at any time but are repayable upon demand after December 31, 2019. As of December 31, 2016, the unused commitment under the Syndicate Credit Agreement approximated £11.2 million (approximately $13.8 million as of December 31, 2016).
In conjunction with a strategic business partnership ProAssurance entered into during the third quarter of 2016, ProAssurance issued a line of credit of up to $9.0 million for the purpose of funding the entity's operations. The line of credit is non-interest bearing and may be repaid at any time but is repayable upon demand on or before August 31, 2017. As of December 31, 2016, the unused commitment under the line of credit approximated $5.5 million.
ProAssurance is involved in a number of operating leases primarily for office space and office equipment. The following is a schedule of future minimum lease payments for operating leases that had initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2016.

Operating Leases
(In thousands)
2017	$5,027
2018	4,483
2019	4,049
2020	3,268
2021	3,054
Thereafter	9,127
Total minimum lease payments	$29,008
ProAssurance incurred rent expense of $5.9 million, $5.1 million and $5.0 million in the years ended December 31, 2016, 2015 and 2014, respectively.
10. Debt
ProAssurance’s outstanding debt consisted of the following:

(In thousands)	December 31, 2016	December 31, 2015
Senior notes due 2023, unsecured, interest at 5.3% annually	$250,000	$250,000
Revolving Credit Agreement, outstanding borrowings are fully secured, see Note 4, and carried at a weighted average interest rate of 1.35%. The interest rate on the borrowings is set at the time the respective borrowing is initiated or renewed. The current borrowings can be repaid or renewed in the first quarter 2017. If renewed, the interest rate will be reset.	200,000	100,000
Total principal	$450,000	$350,000
Less debt issuance costs	1,798	2,142
Debt less debt issuance costs	$448,202	$347,858
Senior Notes due 2023 (the Senior Notes)
The Senior Notes are the unsecured obligations of ProAssurance Corporation, due in full in November 2023, unless redeemed sooner, with interest payable semiannually. Redemptions may be made prior to maturity, in whole or part, at the greater of par or the sum of the present values of the outstanding principal and remaining interest payments calculated at 40 basis points above the then current rate for U.S. Treasury Notes with a term comparable to the remaining term of the Senior Notes. There are no financial covenants associated with the Senior Notes.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2016

Revolving Credit Agreement
ProAssurance has entered into a Revolving Credit Agreement with seven participating lenders with an expiration date of June 2020. The Revolving Credit Agreement permits ProAssurance to borrow, repay and reborrow from the lenders during the term of the Revolving Credit Agreement; aggregate outstanding borrowings are not permitted to exceed $250 million at any time, which includes $50 million made available for use, if subscribed successfully, under an accordion feature. All borrowings are required to be repaid prior to the expiration date of the Revolving Credit Agreement. ProAssurance is required to pay a commitment fee, ranging from 12.5 to 25 basis points based on ProAssurance’s credit ratings, on the average unused portion of the credit line during the term of the Revolving Credit Agreement. Borrowings under the Revolving Credit Agreement may be secured or unsecured and accrue interest at a selected base rate, adjusted by a margin, which can vary from 0 to 163 basis points, based on ProAssurance’s credit ratings and whether the borrowing is secured or unsecured. The base rate selected may either be the current one-, three- or six-month LIBOR rate, with the LIBOR term selected fixing the interest period for which the rate is effective. If no selection is made, the base rate defaults to the highest of (1) the Prime rate (2) the Federal Funds rate plus 50 basis points or (3) the one month LIBOR rate plus 100 basis points, determined daily. Rates are reset each successive interest period until the borrowing is repaid.
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
Funds borrowed under the terms of the Revolving Credit Agreement will be used for general corporate purposes, including, but not limited to, use as short-term working capital, funding for share repurchases as authorized by the Board and for support of other activities ProAssurance enters into in the normal course of business.
Covenant Compliance
ProAssurance is currently in compliance with all covenants.
11. Shareholders’ Equity
At December 31, 2016 and 2015, ProAssurance had 100 million shares of authorized common stock and 50 million shares of authorized preferred stock. The Board has the authority to determine provisions for the issuance of preferred shares, including the number of shares to be issued, the designations, powers, preferences and rights, and the qualifications, limitations or restrictions of such shares. To date, the Board has not approved the issuance of preferred stock.
The following is a summary of changes in common shares issued and outstanding during the years ended December 31, 2016, 2015 and 2014:

(In thousands of shares)	2016	2015	2014
Issued and outstanding shares - January 1	53,101	56,534	61,197
Repurchase of shares, at cost of $2 million, $170 million and $222 million, respectively	(44)	(3,680)	(4,909)
Shares issued due to exercise of options and vesting of share-based compensation awards	108	150	154
Other shares issued for compensation and shares reissued to stock purchase plan*	86	97	92
Issued and outstanding shares - December 31	53,251	53,101	56,534
* Shares issued were valued at fair value (the market price of a ProAssurance common share on the date of issue).
As of December 31, 2016, approximately 2.2 million of ProAssurance's authorized common shares were reserved by the Board for award or issuance under the incentive compensation plans described in Note 12 and an additional 0.7 million of authorized common shares were reserved for the issuance of currently outstanding restricted share and performance share unit awards.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2016

ProAssurance declared cash dividends during 2016, 2015 and 2014 as follows:

	Cash Dividends Declared, per Share
	2016	2015	2014
First Quarter	$0.31	$0.31	$0.30
Second Quarter	$0.31	$0.31	$0.30
Third Quarter	$0.31	$0.31	$0.30
Fourth Quarter*	$5.00	$1.31	$2.96
* Includes special dividends of $4.69, $1.00 and $2.65 per share for 2016 , 2015 and 2014, respectively.
Quarterly dividends were paid in the month following the quarter in which they were declared. Dividends declared during 2016, 2015 and 2014 totaled $315.0 million, $119.9 million and $220.5 million, respectively.
ProAssurance's ability to pay dividends to its shareholders is limited by its holding company structure, to the extent of the net assets held by its insurance subsidiaries, as discussed in Note 17. Otherwise, there are no other regulatory restrictions on ProAssurance's retained earnings or net income that materially impact its ability to pay dividends. Based on Shareholders' Equity at December 31, 2016, total equity of $441.0 million was free of debt covenant restrictions regarding the payment of dividends. However, any decision to pay future cash dividends is subject to the Board’s final determination after a comprehensive review of financial performance, future expectations and other factors deemed relevant by the Board.
As of December 31, 2016, Board authorizations for the repurchase of common shares or the retirement of outstanding debt of $109.6 million remained available for use. The timing and quantity of purchases depends upon market conditions and changes in ProAssurance's capital requirements and is subject to limitations that may be imposed on such purchases by applicable securities laws and regulations as well as the rules of the NYSE.
Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)
For the years ended December 31, 2016, 2015 and 2014, OCI was primarily comprised of unrealized gains and losses, including non-credit impairment losses in 2016 and 2015, arising during the period related to available-for-sale securities, less reclassification adjustments as shown in the table that follows, net of tax. For the years ended December 31, 2016 and 2015, OCI also included gains and losses related to changes from the reestimation of two defined benefit plans assumed in the Eastern acquisition, both of which were frozen as to the earning of additional benefits and for which the related unrecognized benefit plan liability is reestimated annually. For the year ended December 31, 2016, OCI included $1.0 million of unrecognized losses reclassified to earnings, net of tax, due to the termination of one of the defined benefit plans. For the year ended December 31, 2015, OCI included a loss of $1.0 million, net of tax, related to unrecognized changes from the reestimation of both the defined benefit plan liabilities.
At December 31, 2016 and 2015, AOCI was primarily comprised of unrealized gains and losses from available-for-sale securities, including non-credit impairment losses of $0.3 million and $2.0 million, respectively, net of tax. During 2016, as discussed above, one of the defined benefit plans assumed in the Eastern acquisition was terminated and the related unrecognized losses were reclassified from AOCI to earnings (see table on the following page). At December 31, 2016, unrecognized changes in the remaining defined benefit plan liability were nominal in amount. At December 31, 2015, AOCI included losses of $1.0 million related to unrecognized changes in defined benefit plan liabilities, net of tax. All tax effects were computed using a 35% rate, with the exception of unrealized gains and losses on available for sale securities held at our U.K. and Cayman Island entities which were immaterial in amount.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2016

Amounts reclassified from AOCI to Net income and the amounts of deferred tax expense (benefit) included in OCI were as follows:

(In thousands)	2016	2015	2014
Reclassifications from AOCI to Net income:
Realized investment gains (losses)	$2,417	$(4,475)	$3,317
Non-credit impairment losses reclassified to earnings, due to sale of securities or reclassification as a credit loss	(3,641)	(2,279)	—
Unrecognized losses in defined benefit plan liabilities reclassified to earnings, due to the termination and settlement of the plan	(1,500)	—	—
Total amounts reclassified, before tax effect	(2,724)	(6,754)	3,317
Tax effect (at 35%)	953	2,364	(1,161)
Net reclassification adjustments	$(1,771)	$(4,390)	$2,156

Deferred tax expense (benefit) included in OCI	$(3,078)	$(18,370)	$(785)
12. Share-Based Payments
Share-based compensation costs are primarily classified as underwriting, policy acquisition and operating expenses.
During 2016, 2015 and 2014, ProAssurance provided share-based compensation to employees utilizing three types of awards: restricted share units, performance share units, and purchase match units. The awards were made under either the ProAssurance Corporation Amended and Restated 2014 Equity Incentive Plan or the ProAssurance Corporation 2008 Equity Incentive Plan. The Compensation Committee of the Board is responsible for the administration of both plans.
The following table provides a summary of compensation expense and the total related tax benefit recognized during each period as well as compensation cost that will be charged to expense in future periods, by award type.

	Share-Based Compensation Expense			Unrecognized Compensation Cost
	Year Ended December 31			December 31, 2016
	2016	2015	2014	Amount	Remaining Recognition Period
	(In millions)			(In millions)	(Weighted average years)
Restricted Share Units	$3.7	$2.5	$1.7	$4.4	1.7
Performance Share Units	7.6	5.9	7.6	5.7	1.6
Purchase Match Units	1.2	0.8	0.8	2.0	2.2
Total share-based compensation expense	$12.5	$9.2	$10.1	$12.1
Tax benefit recognized	$4.4	$3.2	$3.5
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
Restricted Share Units
Activity for restricted share units during 2016, 2015 and 2014 is summarized below. Grant date fair values are based on the market value of a ProAssurance common share on the date of grant less the estimated net present value of dividends during the vesting period.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2016

	2016		2015		2014
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Beginning non-vested balance	178,468	$43.13	136,802	$42.03	138,770	$37.12
Granted	109,181	$45.59	91,943	$42.79	49,750	$42.95
Forfeited	(5,954)	$43.99	(1,342)	$42.81	(2,044)	$42.03
Vested and released	(41,546)	$44.04	(48,935)	$39.45	(49,674)	$29.22
Ending non-vested balance	240,149	$44.07	178,468	$43.13	136,802	$42.03
The aggregate grant date fair value of restricted share units vested and released in 2016, 2015 and 2014 totaled $1.8 million, $1.9 million and $1.5 million, respectively. The aggregate intrinsic value of restricted share units vested and released (including units paid in cash to cover tax withholdings) totaled $2.1 million in 2016 and $2.3 million in both 2015 and 2014.
Performance Share Units
Performance share units vest only if minimum performance objectives are met, and the number of units earned varies from 50% to 200% of a base award depending upon the degree to which stated performance objectives are achieved. Performance share unit activity for 2016, 2015 and 2014 is summarized below. The table reflects the base number of units; actual awards that vest depend upon the extent to which performance objectives are achieved. Grant date fair values are based on the market value of a ProAssurance common share on the date of grant less the estimated net present value of dividends during the vesting period.

	2016		2015		2014
	Base Units	Weighted Average Grant Date Fair Value	Base Units	Weighted Average Grant Date Fair Value	Base Units	Weighted Average Grant Date Fair Value
Beginning non-vested balance	390,350	$44.65	466,860	$41.96	486,680	$37.94
Granted	60,000	$45.59	106,490	$42.79	160,900	$42.95
Forfeited	(5,162)	$43.02	(2,322)	$46.05	(14,221)	$42.40
Vested and released	(139,948)	$44.05	(180,678)	$39.58	(166,499)	$31.12
Ending non-vested balance	305,240	$43.41	390,350	$44.65	466,860	$41.96
The aggregate grant date fair value of performance share units (base level) vested and released in 2016, 2015 and 2014 totaled $6.2 million, $7.2 million and $5.2 million, respectively. The aggregate intrinsic value of performance share units (base level) vested and released in 2016, 2015 and 2014 (including units paid in cash to cover tax withholdings) totaled $6.9 million, $8.4 million and $7.7 million, respectively. The weighted average level at which the vested units were issued was 98%, 115% and 125% during 2016, 2015 and 2014, respectively, based on performance levels achieved.
Purchase Match Units
The ProAssurance Corporation 2011 Employee Stock Ownership Plan provides a purchase match unit for each share purchased with contributions by eligible plan participants, with participant contributions subject to a $5,000 annual limit per participant. Purchase match unit activity during 2016, 2015 and 2014 is summarized below. Grant date fair values are based on the market value of a ProAssurance common share on the date of grant less the estimated net present value of dividends during the vesting period.

	2016		2015		2014
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Beginning non-vested balance	74,483	$42.80	72,101	$40.62	63,125	$38.51
Granted	23,903	$50.18	26,593	$46.09	29,069	$41.16
Forfeited	(2,875)	$43.77	(3,087)	$41.03	(2,968)	$40.21
Vested and released	(22,896)	$40.88	(21,124)	$39.79	(17,125)	$33.81
Ending non-vested balance	72,615	$45.77	74,483	$42.80	72,101	$40.62

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2016

The aggregate grant date fair value of purchase match units vested and released in 2016, 2015 and 2014 totaled $0.9 million, $0.8 million and $0.6 million, respectively. The aggregate intrinsic value of purchase match share units vested and released in 2016, 2015 and 2014 (including units paid in cash to cover tax withholdings) totaled $1.2 million, $1.0 million and $0.8 million, respectively.
Stock Options
ProAssurance also had certain fully-vested employee stock options outstanding during 2016, 2015 and 2014, as summarized below.

	2016		2015		2014
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, vested and exercisable, beginning of year	2,114	$25.02	4,456	$24.64	18,082	$23.00
Exercised	(2,114)	$25.02	(2,342)	$24.13	(13,626)	$22.47
Outstanding, vested and exercisable, end of year	—	$—	2,114	$25.02	4,456	$24.64
The aggregate intrinsic value of options exercised during 2016, 2015 and 2014 totaled $0.1 million, $0.1 million and $0.3 million, respectively. ProAssurance had no outstanding options at December 31, 2016.There were no cash proceeds from options exercised during the years ended December 31, 2016, 2015 or 2014.
13. Variable Interest Entities
ProAssurance holds passive interests in a number of entities that are considered to be VIEs under GAAP guidance. As of January 1, 2016, ProAssurance has retrospectively adopted new guidance regarding the evaluation of whether or not entities are VIEs and the consolidation analysis required for VIEs (see Note 1 of the Notes to Consolidated Financial Statements). Adoption of the new guidance increased the number of ProAssurance investment interests considered to be interests in VIEs but did not require that any of the VIE interests be consolidated. ProAssurance's VIE interests principally consist of interests in LPs/LLCs formed for the purpose of achieving diversified equity and debt returns. ProAssurance's VIE interests carried as a part of Other investments totaled $26.9 million at December 31, 2016 and $26.0 million at December 31, 2015. ProAssurance VIE interests, carried as a part of Investment in unconsolidated subsidiaries, totaled $282.3 million at December 31, 2016 and $275.0 million at December 31, 2015.
ProAssurance does not have power over the activities that most significantly impact     the economic performance of these VIEs and thus is not the primary beneficiary. Therefore, ProAssurance has not consolidated these VIEs. ProAssurance’s involvement with each entity is limited to its direct ownership interest in the entity. ProAssurance has no arrangements with any of the entities to provide other financial support to or on behalf of the entity. At December 31, 2016, ProAssurance’s maximum loss exposure relative to these investments was limited to the carrying value of ProAssurance’s investment in the VIE.
14. Earnings Per Share
Diluted weighted average shares is calculated as basic weighted average shares plus the effect, calculated using the treasury stock method, of assuming that performance and restricted share units and purchase match units have vested. All outstanding performance and restricted share units and purchase match units had a dilutive effect for the years ended December 31, 2016, 2015 and 2014.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2016

15. Segment Information
ProAssurance operates in four segments that are organized around the nature of the products and services provided: Specialty P&C, Workers' Compensation, Lloyd's Syndicate and Corporate. A description of each segment follows.
Specialty P&C is primarily focused on professional liability insurance and medical technology liability insurance. Professional liability insurance is primarily offered to healthcare providers and institutions and to attorneys and their firms. Medical technology liability insurance is offered to medical technology and life sciences companies that manufacture or distribute products including entities conducting human clinical trials. The Specialty P&C segment cedes certain premium to the Lloyd's Syndicate segment under a quota share agreement with Syndicate 1729. As discussed below, Syndicate 1729 operating results are reported on a quarter delay. For consistency purposes, results from this ceding arrangement, other than cash receipts or disbursements, have been reported within the Specialty P&C segment on the same one quarter delay.
Workers' Compensation provides workers' compensation products primarily to employers with 1,000 or fewer employees. The segment also offers alternative market solutions whereby policies written are 100% ceded either to captive insurers unaffiliated with ProAssurance or to SPCs operated by a wholly owned subsidiary of ProAssurance. Each SPC is owned, fully or in part, by an agency, group or association. Operating results (underwriting profit or loss, plus investment results) of the SPCs are due to the owners of that cell.
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
Corporate includes ProAssurance's investment operations, interest expense and U.S. income taxes, all of which are managed at the corporate level with the exception of investment assets solely allocated to Syndicate 1729 as discussed above. The segment also includes non-premium revenues generated outside of our insurance entities and corporate expenses.
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

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2016

Financial results by segment were as follows:

	Year Ended December 31, 2016
(In thousands)	Specialty P&C	Workers' Compensation	Lloyd's Syndicate	Corporate	Inter-segment Eliminations	Consolidated
Net premiums earned	$457,816	$220,815	$54,650	$—	$—	$733,281
Net investment income	—	—	1,410	98,602	—	100,012
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	(5,762)	—	(5,762)
Net realized gains (losses)	—	—	76	34,799	—	34,875
Other income	5,306	844	1,415	1,069	(826)	7,808
Net losses and loss adjustment expenses	(268,579)	(140,534)	(34,116)	—	—	(443,229)
Underwriting, policy acquisition and operating expenses	(104,333)	(70,464)	(22,832)	(30,807)	826	(227,610)
Segregated portfolio cells dividend (expense) income	(144)	(7,998)	—	—	—	(8,142)
Interest expense	—	—	—	(15,032)	—	(15,032)
Income tax benefit (expense)	—	—	(384)	(24,736)	—	(25,120)
Segment operating results	$90,066	$2,663	$219	$58,133	$—	$151,081
Significant non-cash items:
Depreciation and amortization	$7,268	$5,600	$132	$19,789	$—	$32,789

	Year Ended December 31, 2015
(In thousands)	Specialty P&C	Workers' Compensation	Lloyd's Syndicate	Corporate	Inter-segment Eliminations	Consolidated
Net premiums earned	$443,313	$213,161	$37,675	$—	$—	$694,149
Net investment income	—	—	928	107,732	—	108,660
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	3,682	—	3,682
Net realized gains (losses)	—	—	24	(41,663)	—	(41,639)
Other income	4,561	492	698	2,057	(581)	7,227
Net losses and loss adjustment expenses*	(250,168)	(140,744)	(25,181)	—	5,382	(410,711)
Underwriting, policy acquisition and operating expenses*	(105,574)	(63,653)	(18,518)	(24,518)	(4,801)	(217,064)
Segregated portfolio cells dividend (expense) income	—	(853)	—	—	—	(853)
Interest expense	—	—	—	(14,596)	—	(14,596)
Income tax benefit (expense)	—	—	(1,240)	(11,418)	—	(12,658)
Segment operating results	$92,132	$8,403	$(5,614)	$21,276	$—	$116,197
Significant non-cash items:
Depreciation and amortization	$8,663	$5,696	$417	$21,442	$—	$36,218
* In 2015, the portion of the management fee that was allocated to ULAE was eliminated in consolidation. During 2016, ProAssurance discontinued the practice of eliminating in consolidation the portion of the management fee that was allocated to ULAE, thus there was no similar elimination in 2016.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2016

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

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2016

The following table provides detailed information regarding ProAssurance's gross premiums earned by product as well as a reconciliation to net premiums earned. All gross premiums earned are from external customers except as noted. ProAssurance's insured risks are primarily within the U.S.

	Year Ended December 31
(In thousands)	2016	2015	2014
Specialty P&C Segment
Gross premiums earned:
Healthcare professional liability	$474,981	$463,599	$477,031
Legal professional liability	26,125	28,234	28,278
Medical technology liability	34,158	34,838	35,913
Other	667	1,447	1,830
Ceded premiums earned	(78,115)	(84,805)	(50,319)
Segment net premiums earned	457,816	443,313	492,733

Workers' Compensation Segment
Gross premiums earned:
Traditional business	170,492	172,115	160,717
Alternative market business	75,658	66,168	55,616
Ceded premiums earned	(25,335)	(25,122)	(21,793)
Segment net premiums earned	220,815	213,161	194,540

Lloyd's Syndicate Segment
Gross premiums earned:
Property and casualty*	60,564	43,617	13,429
Ceded premiums earned	(5,914)	(5,942)	(971)
Segment net premiums earned	54,650	37,675	12,458

Consolidated Net premiums earned	$733,281	$694,149	$699,731
* Includes premium assumed from the Specialty P&C segment of $14.0 million, $14.4 million and $4.2 million for years ended December 31, 2016, 2015 and 2014, respectively.
16. Benefit Plans
ProAssurance maintains the ProAssurance Savings Plan that is intended to provide retirement income to eligible employees. ProAssurance provides employer contributions to the plan of between 5% and 10% of salary for qualified employees. During 2014, ProAssurance also maintained similar plans of acquired entities prior to the plans being merged into the ProAssurance Savings Plan. ProAssurance incurred expense related to savings and retirement plans of $6.9 million, $7.0 million and $6.0 million during the years ended December 31, 2016, 2015 and 2014, respectively.
ProAssurance also maintains the ProAssurance Plan that allows participating management employees to defer a portion of their current salary. ProAssurance incurred expense related to the ProAssurance Plan of $0.3 million, $0.4 million, and $0.3 million during the years ended December 31, 2016, 2015 and 2014, respectively. ProAssurance deferred compensation liabilities totaled $17.2 million and $14.9 million at December 31, 2016 and 2015, respectively. The liabilities included amounts due under the ProAssurance Plan and amounts due under individual agreements with current or former employees.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2016

17. Statutory Accounting and Dividend Restrictions
ProAssurance’s domestic U.S. insurance subsidiaries are required to file statutory financial statements with state insurance regulatory authorities, prepared based upon statutory accounting practices prescribed or permitted by regulatory authorities. ProAssurance did not use any prescribed or permitted statutory accounting practices that differed from the NAIC's statutory accounting practices at December 31, 2016, 2015 or 2014. Differences between Net income prepared in accordance with GAAP and statutory net income are principally due to: (a) policy acquisition and certain software and equipment costs which are deferred under GAAP but expensed for statutory purposes and (b) certain deferred income taxes which are recognized under GAAP but are not recognized for statutory purposes.
The NAIC specifies risk-based capital requirements for property and casualty insurance providers. At December 31, 2016, actual statutory capital and surplus for each of ProAssurance’s insurance subsidiaries substantially exceeded the regulatory requirements. Net earnings and capital and surplus of ProAssurance’s insurance subsidiaries on a statutory basis are shown in the following table.

(In millions)
Statutory Net Earnings			Statutory Capital and Surplus
2016	2015	2014	2016	2015
$163	$168	$246	$1,403	$1,506
At December 31, 2016, $1.6 billion of ProAssurance's consolidated net assets were held at its domestic insurance subsidiaries, of which approximately $174 million are permitted to be paid as dividends over the course of 2017 without prior approval of state insurance regulators. However, the payment of any dividend requires prior notice to the insurance regulator in the state of domicile and the regulator may prevent the dividend if, in its judgment, payment of the dividend would have an adverse effect on the capital and surplus of the insurance subsidiary.
18. Quarterly Results of Operations (unaudited)
The following is a summary of unaudited quarterly results of operations for 2016 and 2015:

	2016
(In thousands, except per share data)	1st	2nd	3rd	4th
Net premiums earned	$177,579	$176,732	$185,275	$193,694
Net losses and loss adjustment expenses:
Current year	139,660	143,668	147,093	156,585
Prior year	(28,705)	(36,769)	(29,011)	(49,292)
Net income	19,317	43,081	33,834	54,848
Basic earnings per share	0.36	0.81	0.64	1.03
Diluted earnings per share	0.36	0.81	0.63	1.02

	2015
(In thousands, except per share data)	1st	2nd	3rd	4th
Net premiums earned	$171,899	$175,293	$182,085	$164,874
Net losses and loss adjustment expenses:
Current year	138,654	139,057	145,027	149,157
Prior year	(33,514)	(35,115)	(36,221)	(56,330)
Net income	37,814	33,158	10,276	34,948
Basic earnings per share	0.67	0.60	0.19	0.66
Diluted earnings per share	0.67	0.60	0.19	0.65
* Quarterly and year-to-date computations of per share amounts are made independently; therefore, the sum of per share amounts for the quarters may not equal per share amounts for the respective year-to-date periods.

ProAssurance Corporation and Subsidiaries
Schedule I -- Summary of Investments -- Other than Investments in Related Parties
(In thousands)

	December 31, 2016
Type of Investment	Recorded Cost Basis	Fair Value	Amount Which is Presented in the Balance Sheet
Fixed Maturities
Bonds:
U.S. Government or government agencies and authorities	$176,224	$176,774	$176,774
States, municipalities and political subdivisions	790,154	800,463	800,463
Foreign governments	5,488	5,524	5,524
Public utilities	88,886	91,038	91,038
All other corporate bonds	1,170,288	1,182,279	1,182,279
Certificates of deposit	150	150	150
Mortgage-backed securities	355,631	357,178	357,178
Total Fixed Maturities	2,586,821	2,613,406	2,613,406
Equity Securities, trading
Common Stocks:
Public utilities	10,365	12,100	12,100
Banks, trusts and insurance companies	72,416	81,749	81,749
Industrial, miscellaneous and all other	270,963	293,425	293,425
Total Equity Securities, trading	353,744	387,274	387,274
Other long-term investments	418,707	491,298	482,932
Short-term investments	442,084	442,084	442,084
Total Investments	$3,801,356	$3,934,062	$3,925,696

ProAssurance Corporation and Subsidiaries
Schedule II – Condensed Financial Information of Registrant
Condensed Balance Sheet
(In thousands)

	December 31, 2016	December 31, 2015
Assets
Investment in subsidiaries, at equity	$1,908,663	$2,026,247
Fixed maturities available for sale, at fair value	267,412	202,501
Short-term investments	279,510	16,716
Investment in unconsolidated subsidiaries	845	—
Cash and cash equivalents	31,330	103,292
Due from subsidiaries	185	—
Other assets	33,350	46,146
Total Assets	$2,521,295	$2,394,902
Liabilities and Shareholders’ Equity
Liabilities:
Due to subsidiaries	$—	$14,803
Dividends payable	265,659	69,447
Other liabilities	8,733	4,440
Debt less debt issuance costs	448,202	347,858
Total Liabilities	722,594	436,548
Shareholders’ Equity:
Common stock	627	625
Other shareholders’ equity, including unrealized gains (losses) on securities of subsidiaries	1,798,074	1,957,729
Total Shareholders’ Equity	1,798,701	1,958,354
Total Liabilities and Shareholders’ Equity	$2,521,295	$2,394,902

ProAssurance Corporation and Subsidiaries
Schedule II – Condensed Financial Information of Registrant
Condensed Statements of Income
(In thousands)

	Year Ended December 31
	2016	2015	2014
Net investment income	$6,359	$5,017	$3,295
Equity in earnings (loss) of unconsolidated subsidiaries	(155)	—	—
Net realized investment gains (losses)	405	4,673	990
Other income (loss)	(960)	378	660
	5,649	10,068	4,945
Expenses:
Interest expense	15,030	14,596	14,084
Other expenses	28,305	24,695	7,083
	43,335	39,291	21,167
Income (loss) before income tax expense (benefit) and equity in net income of consolidated subsidiaries	(37,686)	(29,223)	(16,222)
Income tax expense (benefit)	(12,583)	(11,657)	(6,728)
Income (loss) before equity in net income of consolidated subsidiaries	(25,103)	(17,566)	(9,494)
Equity in net income of consolidated subsidiaries	176,184	133,763	206,059
Net income	$151,081	$116,197	$196,565
Other comprehensive income	(6,456)	(34,349)	(1,457)
Comprehensive income	$144,625	$81,848	$195,108

ProAssurance Corporation and Subsidiaries
Schedule II – Condensed Financial Information of Registrant
Condensed Statements of Cash Flow
(In thousands)

	Year Ended December 31
	2016	2015	2014
Net cash provided (used) by operating activities	$(10,549)	$(14,411)	$20,086
Investing activities
Purchases of equity securities trading	—	—	(310)
(Investments in) distributions from unconsolidated subsidiaries, net:
Other partnership investments	(1,000)	—	—
Proceeds from sale or maturities of:
Fixed maturities, available for sale	100,240	200,245	104,844
Equity securities trading	—	—	12,813
Net decrease (increase) in short-term investments	(262,169)	26,074	149,202
Dividends from subsidiaries	122,030	107,870	67,188
Contribution of capital to subsidiaries	(1,983)	—	(7,000)
(Increase) decrease in restricted cash	—	—	78,000
Unsettled security transactions, net of change	(1,100)	—	—
Funds (advanced) repaid for Syndicate 1729 FAL deposit	—	(9,642)	(76,553)
Funds (advanced) repaid under Syndicate 1729 credit agreement	1,695	(3,083)	(9,107)
Funds (advanced) repaid under strategic partnership line of credit	(3,090)	—	—
Other	(2,805)	(289)	415
Net cash provided (used) by investing activities	(48,182)	321,175	319,492
Financing activities
Proceeds from debt	100,000	100,000	—
Repurchase of common stock	(2,106)	(172,772)	(222,360)
Subsidiary payments for common shares and share-based compensation awarded to subsidiary employees	11,384	6,063	8,301
Excess of tax benefit from share-based payment arrangements	688	379	1,631
Dividends to shareholders	(118,812)	(217,626)	(70,490)
Other	(4,385)	(6,716)	(6,919)
Net cash provided (used) by financing activities	(13,231)	(290,672)	(289,837)
Increase (decrease) in cash and cash equivalents	(71,962)	16,092	49,741
Cash and cash equivalents, beginning of period	103,292	87,200	37,459
Cash and cash equivalents, end of period	$31,330	$103,292	$87,200
Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes, net of refunds	$(8,519)	$47,004	$26,764
Cash paid during the year for interest	$14,732	$13,996	$13,408
Significant non-cash transactions:
Dividends declared and not yet paid	$265,659	$69,447	$167,744
Securities transferred at fair value as dividends from subsidiaries	$174,270	$206,880	$227,412
Non-cash capital contribution to subsidiaries	$—	$87,719	$—

ProAssurance Corporation and Subsidiaries
Schedule II – Condensed Financial Information of Registrant
Note to Condensed Financial Statements of Registrant

Basis of Presentation
The registrant-only financial statements should be read in conjunction with ProAssurance Corporation’s Consolidated Financial Statements and Notes thereto.
At December 31, 2016 and 2015, PRA Parent’s investment in subsidiaries is stated at the initial consolidation value plus equity in the undistributed earnings of subsidiaries since the date of acquisition.
ProAssurance Corporation has a management agreement with several of its insurance subsidiaries whereby ProAssurance Corporation charges the subsidiaries a management fee for various management services provided to the subsidiary. Under the arrangement, the expenses associated with such services remain as expenses of ProAssurance Corporation and the management fee charged is reported as an offset to ProAssurance Corporation expenses. Prior to 2015, a substantial portion of expenses associated with services provided to insurance subsidiaries were directly allocated or directly charged to the insurance subsidiaries.
Reclassifications
On January 1, 2016 in accordance with adopted guidance, ProAssurance began presenting debt issuance costs as a direct deduction from the carrying amount of Debt on the Consolidated Balance Sheets and the Condensed Balance Sheets of the Registrant, and the respective December 31, 2016 and 2015 Balance Sheets have been conformed to the current presentation. Previously, debt issuance costs ($2.1 million at December 31, 2015) were reported in Other assets.

ProAssurance Corporation and Subsidiaries
Schedule III – Supplementary Insurance Information
(In thousands)

	2016	2015	2014
Net premiums earned
Specialty P&C	$457,816	$443,313	$492,733
Workers' Compensation	220,815	213,161	194,540
Lloyd's Syndicate	54,650	37,675	12,458
Consolidated	733,281	694,149	699,731
Net investment income (1)
Lloyd's Syndicate	1,410	928	410
Corporate	98,602	107,732	125,147
Consolidated	100,012	108,660	125,557
Losses and loss adjustment expenses incurred related to current year, net of reinsurance
Specialty P&C	405,738	409,149	408,987
Workers' Compensation	146,654	142,943	127,743
Lloyd's Syndicate	34,615	25,181	8,438
Inter-segment eliminations	—	(5,382)	—
Consolidated	587,007	571,891	545,168
Losses and loss adjustment expenses incurred related to prior year, net of reinsurance
Specialty P&C	(137,159)	(158,981)	(180,788)
Workers' Compensation	(6,120)	(2,199)	(1,296)
Lloyd's Syndicate	(499)	—	—
Consolidated	(143,778)	(161,180)	(182,084)
Paid losses and loss adjustment expenses, net of reinsurance
Specialty P&C	343,678	346,606	389,458
Workers' Compensation	114,320	126,296	117,775
Lloyd's Syndicate	21,254	7,549	404
Inter-segment eliminations	—	(5,416)	—
Consolidated	479,252	475,035	507,637
Amortization of DPAC
Specialty P&C	45,019	45,459	55,105
Workers' Compensation	29,590	26,232	10,307
Lloyd's Syndicate	13,769	7,841	3,165
Inter-segment eliminations	—	24	—
Consolidated	88,378	79,556	68,577
Other underwriting, policy acquisition and operating expenses
Specialty P&C	59,314	60,115	78,027
Workers' Compensation	40,874	37,421	50,050
Lloyd's Syndicate	9,063	10,677	6,370
Corporate	30,807	24,518	8,768
Inter-segment eliminations	(826)	4,777	(481)
Consolidated	139,232	137,508	142,734
Net premiums written
Specialty P&C	458,681	442,126	467,046
Workers' Compensation	223,578	218,338	202,697
Lloyd's Syndicate	56,274	48,821	32,106
Consolidated	738,533	709,285	701,849
Deferred policy acquisition costs (1)	46,809	44,388	38,790
Reserve for losses and loss adjustment expenses (1)	1,993,428	2,005,326	2,058,266
Unearned premiums (1)	372,563	362,066	345,828
(1) Assets are not allocated to segments because investments and assets are not managed at the segment level.

ProAssurance Corporation and Subsidiaries
Schedule IV - Reinsurance
($ in thousands)

	2016	2015	2014
Property and Liability *
Premiums earned	$790,791	$772,968	$755,623
Premiums ceded	(95,315)	(101,510)	(68,879)
Premiums assumed	37,805	22,691	12,987
Net premiums earned	$733,281	$694,149	$699,731
Percentage of amount assumed to net	5.16%	3.27%	1.86%
* All of ProAssurance’s premiums are related to property and liability coverages.

EXHIBIT INDEX

Exhibit Number	Description

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

3.2
Fourth Restatement of the Bylaws of ProAssurance, effective December 2, 2015, filed as an Exhibit to ProAssurance’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.

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
Howard H. Friedman Jeffrey P. Lisenby Frank B. O’Neil Edward L. Rand Jr.
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

Bruce D. Angiolillo Samuel A. Di Piazza, Jr.
Robert E. Flowers Howard H. Friedman M. James Gorrie Ziad R. Haydar
Jeffrey P. Lisenby John J. McMahon
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

10.10(e)
Copy of the Augmenting Lender Supplement to Revolving Credit Agreement between ProAssurance and U.S. Bank N.A., Wells Fargo Bank, N.A., Branch Banking and Trust Company, First Tennessee Bank, N.A., Key Bank, Cadence Bank, N.A., and Regions Bank, N.A., dated June 19, 2015, filed as an Exhibit to ProAssurance’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.

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

10.14(a)
Amendment to Facility Agreement effective April 6, 2016, between ProAssurance and the Premiums Trust Fund of Syndicate 1729 filed as an Exhibit to ProAssurance's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.

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