Form 10-Q
period 2017-03-31
PROASSURANCE CORP
filed 2017-05-04
CIK 1127703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2017 or

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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter), during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2017, there were 53,396,308 shares of the registrant’s common stock outstanding.

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

Caution Regarding Forward-Looking Statements
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

Our results may differ materially from those we expect and discuss in any forward-looking statements. The principal risk factors that may cause these differences are described in "Item 1A, Risk Factors" in our Form 10-K and other documents we file with the SEC, such as our current reports on Form 8-K and our regular reports on Form 10-Q.
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

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share data)

	March 31, 2017	December 31, 2016
Assets
Investments
Fixed maturities, available for sale, at fair value; amortized cost, $2,573,272 and $2,586,821, respectively	$2,604,429	$2,613,406
Equity securities, trading, at fair value; cost, $354,077 and $353,744, respectively	391,206	387,274
Short-term investments	280,341	442,084
Business owned life insurance	60,589	60,134
Investment in unconsolidated subsidiaries	330,479	340,906
Other investments, $29,978 and $31,501 at fair value, respectively, otherwise at cost or amortized cost	80,576	81,892
Total Investments	3,747,620	3,925,696
Cash and cash equivalents	101,918	117,347
Premiums receivable	224,718	223,480
Receivable from reinsurers on paid losses and loss adjustment expenses	5,574	5,446
Receivable from reinsurers on unpaid losses and loss adjustment expenses	271,679	273,475
Prepaid reinsurance premiums	43,184	39,723
Deferred policy acquisition costs	49,185	46,809
Deferred tax asset, net	1,870	10,256
Real estate, net	31,580	31,814
Intangible assets	82,999	84,406
Goodwill	210,725	210,725
Other assets	101,589	96,004
Total Assets	$4,872,641	$5,065,181
Liabilities and Shareholders’ Equity
Liabilities
Policy liabilities and accruals
Reserve for losses and loss adjustment expenses	$1,996,989	$1,993,428
Unearned premiums	397,139	372,563
Reinsurance premiums payable	34,222	30,001
Total Policy Liabilities	2,428,350	2,395,992
Other liabilities	170,317	422,285
Debt less debt issuance costs	448,288	448,202
Total Liabilities	3,046,955	3,266,479
Shareholders’ Equity
Common shares, par value $0.01 per share, 100,000,000 shares authorized, 62,805,233 and 62,660,234 shares issued, respectively	628	627
Additional paid-in capital	375,912	376,518
Accumulated other comprehensive income (loss), net of deferred tax expense (benefit) of $11,375 and $9,894, respectively	20,323	17,399
Retained earnings	1,848,751	1,824,088
Treasury shares, at cost, 9,408,925 shares and 9,408,977 shares, respectively	(419,928)	(419,930)
Total Shareholders’ Equity	1,825,686	1,798,702
Total Liabilities and Shareholders’ Equity	$4,872,641	$5,065,181
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Changes in Capital (Unaudited)
(In thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2016	$627	$376,518	$17,399	$1,824,088	$(419,930)	$1,798,702
Cumulative-effect adjustment- ASU 2016-09 adoption*	—	425	—	(276)	—	149
Common shares reacquired	—	—	—	—	—	—
Common shares issued for compensation and effect of shares reissued to stock purchase plan	—	938	—	—	2	940
Share-based compensation	—	3,346	—	—	—	3,346
Net effect of restricted and performance shares issued and stock options exercised	1	(5,315)	—	—	—	(5,314)
Dividends to shareholders	—	—	—	(16,516)	—	(16,516)
Other comprehensive income (loss)	—	—	2,924	—	—	2,924
Net income	—	—	—	41,455	—	41,455
Balance at March 31, 2017	$628	$375,912	$20,323	$1,848,751	$(419,928)	$1,825,686

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2015	$625	$365,399	$23,855	$1,988,035	$(419,560)	$1,958,354
Common shares reacquired	—	—	—	—	(1,301)	(1,301)
Common shares issued for compensation and effect of shares reissued to stock purchase plan	—	1,509	—	—	—	1,509
Share-based compensation	—	2,715	—	—	—	2,715
Net effect of restricted and performance shares issued and stock options exercised	1	(2,896)	—	—	—	(2,895)
Dividends to shareholders	—	—	—	(16,445)	—	(16,445)
Other comprehensive income (loss)	—	—	23,260	—	—	23,260
Net income	—	—	—	19,317	—	19,317
Balance at March 31, 2016	$626	$366,727	$47,115	$1,990,907	$(420,861)	$1,984,514

* See Note 1 of the Notes to Condensed Consolidated Financial Statements for discussion of accounting guidance adopted during the period.
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31
	2017	2016
Revenues
Net premiums earned	$182,903	$177,579
Net investment income	23,186	25,440
Equity in earnings (loss) of unconsolidated subsidiaries	1,808	(3,634)
Net realized investment gains (losses):
OTTI losses	(419)	(10,734)
Portion of OTTI losses recognized in other comprehensive income before taxes	248	1,068
Net impairment losses recognized in earnings	(171)	(9,666)
Other net realized investment gains (losses)	13,451	1,314
Total net realized investment gains (losses)	13,280	(8,352)
Other income	1,821	2,354
Total revenues	222,998	193,387
Expenses
Net losses and loss adjustment expenses	119,151	110,955
Underwriting, policy acquisition and operating expenses	57,108	56,889
Segregated portfolio cells dividend expense (income)	2,375	1,176
Interest expense	4,133	3,686
Total expenses	182,767	172,706
Income before income taxes	40,231	20,681
Provision for income taxes
Current expense (benefit)	(8,278)	(651)
Deferred expense (benefit)	7,054	2,015
Total income tax expense (benefit)	(1,224)	1,364
Net income	41,455	19,317
Other comprehensive income (loss), after tax, net of reclassification adjustments	2,924	23,260
Comprehensive income	$44,379	$42,577
Earnings per share:
Basic	$0.78	$0.36
Diluted	$0.77	$0.36
Weighted average number of common shares outstanding:
Basic	53,315	53,157
Diluted	53,535	53,346
Cash dividends declared per common share	$0.31	$0.31
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended March 31
	2017	2016
Operating Activities
Net income	$41,455	$19,317
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation and amortization, net of accretion	7,803	8,630
(Increase) decrease in cash surrender value of BOLI	(455)	(460)
Net realized investment (gains) losses	(13,280)	8,352
Share-based compensation	3,346	2,715
Deferred income taxes	7,054	2,015
Policy acquisition costs, net amortization (net deferral)	(2,376)	(570)
Equity in (earnings) loss of unconsolidated subsidiaries	(1,808)	3,634
Other	(167)	971
Other changes in assets and liabilities:
Premiums receivable	(1,238)	(2,849)
Reinsurance related assets and liabilities	2,428	(11,679)
Other assets	(5,027)	15,782
Reserve for losses and loss adjustment expenses	3,561	444
Unearned premiums	24,576	25,019
Other liabilities	(7,393)	(14,339)
Net cash provided (used) by operating activities	58,479	56,982
Investing Activities
Purchases of:
Fixed maturities, available for sale	(160,364)	(199,590)
Equity securities, trading	(35,400)	(23,746)
Other investments	(3,930)	(9,623)
Funding of qualified affordable housing tax credit limited partnerships	(37)	(702)
Investment in unconsolidated subsidiaries	(5,613)	(20,581)
Proceeds from sales or maturities of:
Fixed maturities, available for sale	171,986	225,897
Equity securities, trading	41,584	20,496
Other investments	6,788	4,830
Distributions from unconsolidated subsidiaries	17,848	1,643
Net sales or maturities (purchases) of short-term investments	160,792	(29,130)
Unsettled security transactions, net change	6,296	(229)
Purchases of capital assets	(4,535)	—
Other	1,159	(1,100)
Net cash provided (used) by investing activities	196,574	(31,835)
Continued on following page.

	Three Months Ended March 31
	2017	2016
Financing Activities
Repurchase of common stock	—	(1,301)
Dividends to shareholders	(265,664)	(69,438)
External capital contribution received for segregated portfolio cells	114	4,336
Other	(4,932)	(2,532)
Net cash provided (used) by financing activities	(270,482)	(68,935)
Increase (decrease) in Cash and cash equivalents	(15,429)	(43,788)
Cash and cash equivalents at beginning of period	117,347	241,100
Cash and cash equivalents at end of period	$101,918	$197,312
Significant non-cash transactions
Dividends declared and not yet paid	$16,516	$16,445
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2017

1. Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of ProAssurance Corporation and its consolidated subsidiaries (ProAssurance, PRA or the Company). The financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring adjustments, have been included. ProAssurance’s results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes contained in ProAssurance’s December 31, 2016 report on Form 10-K. In connection with its preparation of the Condensed Consolidated Financial Statements, ProAssurance evaluated events that occurred subsequent to March 31, 2017 for recognition or disclosure in its financial statements and notes to financial statements.
ProAssurance operates in four reportable segments as follows: Specialty P&C, Workers' Compensation, Lloyd's Syndicate and Corporate. For more information on the nature of products and services provided and for financial information by segment, refer to Note 12 of the Notes to Condensed Consolidated Financial Statements.
Other Liabilities
Other liabilities consisted of the following:

(In millions)	March 31, 2017	December 31, 2016
SPC dividends payable	$37.0	$34.3
Unpaid dividends	16.5	265.7
All other	116.8	122.3
Total other liabilities	$170.3	$422.3
SPC dividends payable are the cumulative undistributed earnings contractually payable to the external preferred shareholders of SPCs operated by ProAssurance's Cayman Islands subsidiary, Eastern Re.
Unpaid dividends represent common stock dividends declared by ProAssurance's Board of Directors that had not yet been paid. Unpaid dividends at December 31, 2016 reflect a special dividend declared in late 2016 that was paid in January 2017.
Accounting Changes Adopted
Improvements to Employee Share-Based Payment Accounting
Effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years, the FASB issued guidance that simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of cash flows, and the classification of awards as either equity or liabilities. Under the new guidance, the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes is to be recognized as income tax expense in the current period and included with other income tax cash flows as an operating activity. The threshold for equity classification has also been revised to permit withholdings up to the maximum statutory tax rates in the applicable jurisdictions. The update also provides an accounting policy election to account for forfeitures as they occur. ProAssurance adopted the guidance as of January 1, 2017. The primary effects of the adoption on the current period are the following: (1) using a prospective application, ProAssurance recorded unrecognized excess tax benefits of $2.3 million as a current tax expense, (2) using a modified retrospective application, ProAssurance elected to recognize forfeitures as they occur and recorded a $0.4 million increase to Additional paid-in capital and a respective $0.3 million reduction to Retained earnings and a $0.1 million increase to deferred taxes to reflect the incremental share-based compensation expense, net of related tax impacts, that would have been recognized in prior years under the modified guidance and (3) excess tax benefits from share-based compensation of $2.3 million was reclassified from financing activities to operating activities in the Condensed Consolidated Statements of Cash Flows.
Interests Held Through Related Parties that are Under Common Control
Effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years, the FASB issued additional guidance regarding consolidation of legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2017

transactions). The new guidance modifies the criteria used by a reporting entity when determining if it is a primary beneficiary of a VIE when there are entities under common control and the reporting entity has indirect interests in the VIE through related party relationships. ProAssurance adopted the guidance as of January 1, 2017. Adoption of the guidance had no material effect on ProAssurance’s results of operations or financial position.
Simplifying the Transition to the Equity Method of Accounting
Effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years, the FASB issued guidance that eliminates the requirement for retroactive restatement when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence. The new guidance provides that the cost of acquiring an additional interest in an investee is to be added to the current basis of an investor’s previously held interest and the equity method of accounting adopted as of the date the investment becomes qualified for equity method accounting with no retroactive adjustment of the investment. If an available-for-sale equity security qualifies for the equity method of accounting the unrealized holding gain or loss in accumulated other comprehensive income is to be recognized through earnings at the date the investment becomes qualified for use of the equity method. ProAssurance adopted the guidance as of January 1, 2017. Adoption of the guidance had no material effect on ProAssurance’s results of operations or financial position.
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
Revenue from Contracts with Customers
Effective for fiscal years beginning after December 15, 2017 the FASB issued guidance related to revenue from contracts with customers. The core principle of the new guidance is that revenue is recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ProAssurance plans to adopt the guidance beginning January 1, 2018. As the majority of ProAssurance's revenues come from insurance contracts which fall under the scope of other FASB standards, adoption of the guidance is not expected to have a material effect on ProAssurance’s results of operations or financial position.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2017

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
Premium Amortization on Purchased Callable Debt Securities
Effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, the FASB issued guidance that will require the premium for certain callable debt securities to be amortized over a shorter period than is currently required. Currently amortization is permitted over the contractual life of the instrument and the guidance shortens the amortization to the earliest call date. The purpose of the guidance is to more closely align the amortization period of premiums to expectations incorporated in market pricing on the underlying securities. ProAssurance plans to adopt the guidance beginning January 1, 2019. Adoption of the guidance is not expected to have a material effect on ProAssurance’s results of operations or financial position.
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
March 31, 2017

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

Fair values of assets measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016 are shown in the following tables. Where applicable, the tables also indicate the fair value hierarchy of the valuation techniques utilized to determine those fair values. For some assets, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. When this is the case, the asset is categorized based on the level of the most significant input to the fair value measurement. Assessments of the significance of a particular input to the fair value measurement require judgment and consideration of factors specific to the assets being valued.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2017

	March 31, 2017
	Fair Value Measurements Using			Total
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Fixed maturities, available for sale
U.S. Treasury obligations	$—	$148,211	$—	$148,211
U.S. Government-sponsored enterprise obligations	—	28,701	—	28,701
State and municipal bonds	—	770,061	—	770,061
Corporate debt, multiple observable inputs	2,395	1,284,664	—	1,287,059
Corporate debt, limited observable inputs	—	—	18,914	18,914
Residential mortgage-backed securities	—	207,906	—	207,906
Agency commercial mortgage-backed securities	—	12,688	—	12,688
Other commercial mortgage-backed securities	—	19,697	—	19,697
Other asset-backed securities	—	108,190	3,002	111,192
Equity securities
Financial	84,052	—	—	84,052
Utilities/Energy	51,304	—	—	51,304
Consumer oriented	60,686	—	—	60,686
Industrial	52,497	—	—	52,497
Bond funds	92,753	—	—	92,753
All other	49,914	—	—	49,914
Short-term investments	277,494	2,847	—	280,341
Other investments	1,270	27,805	903	29,978
Total assets categorized within the fair value hierarchy	$672,365	$2,610,770	$22,819	3,305,954
LP/LLC interests carried at NAV which approximates fair value. These interests, reported as a part of Investment in unconsolidated subsidiaries, are not categorized within the fair value hierarchy.				199,696
Total assets at fair value				$3,505,650

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2017

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
The fair values for securities included in the Level 2 category, with the few exceptions described below, were developed by one of several third party, nationally recognized pricing services, including services that price only certain types of securities. Each service uses complex methodologies to determine values for securities and subject the values they develop to quality control reviews. Management selected a primary source for each type of security in the portfolio and reviewed the values provided for reasonableness by comparing data to alternate pricing services and to available market and trade data. Values that appeared inconsistent were further reviewed for appropriateness. Any value that did not appear reasonable was discussed with the service that provided the value and adjusted, if necessary. No such adjustments were made during 2017. One nominal adjustment was made during 2016 and related to an investment in an unrealized loss position that was subsequently sold during 2016.
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
March 31, 2017

State and municipal bonds were valued using a series of matrices that considered credit ratings, the structure of the security, the sector in which the security falls, yields, and contractual cash flows. Valuations were further adjusted, when necessary, to reflect the expected effect on fair value of recent significant economic or geographic events or ratings changes.
Corporate debt, multiple observable inputs consisted primarily of corporate bonds, but also included a small number of bank loans. The methodology used to value Level 2 corporate bonds was the same as the methodology previously described for U.S. Government-sponsored enterprise obligations. Bank loans were valued based on an average of broker quotes for the loans in question, if available. If quotes were not available, the loans were valued based on quoted prices for comparable loans or, if the loan was newly issued, by comparison to similar seasoned issues. Broker quotes were compared to actual trade prices to permit assessment of the reliability of the quotes; unreliable quotes were not considered in quoted averages.
Residential and commercial mortgage-backed securities were valued using a pricing matrix which considers the issuer type, coupon rate and longest cash flows outstanding. The matrix used was based on the most recently available market information. Agency and non-agency collateralized mortgage obligations were both valued using models that consider the structure of the security, current and historical information regarding prepayment speeds, ratings and ratings updates, and current and historical interest rate and interest rate spread data.
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

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2017

Level 3 Valuation Methodologies
Corporate debt, limited observable inputs consisted of corporate bonds valued using dealer quotes for similar securities or discounted cash flow models using yields currently available for similar securities. Similar securities are defined as securities of comparable credit quality that have like terms and payment features. Assessments of credit quality were based on NRSRO ratings, if available, or were subjectively determined by management if not available. At March 31, 2017, 88% of the securities were rated; the average rating was BBB. At December 31, 2016, 84% of the securities were rated; the average rating was BBB+.
Other asset-backed securities consisted of securitizations of receivables valued using dealer quotes for similar securities or discounted cash flow models using yields currently available for similar securities.
Other investments consisted of convertible securities for which limited observable inputs were available at March 31, 2017 and at December 31, 2016. The securities were valued internally based on expected cash flows, including the expected final recovery, discounted at a yield that considered the lack of liquidity and the financial status of the issuer.
Quantitative Information Regarding Level 3 Valuations

	Fair Value at
(In thousands)	March 31, 2017	December 31, 2016	Valuation Technique	Unobservable Input	Range (Weighted Average)
Assets:
Corporate debt, limited observable inputs	$18,914	$14,810	Market Comparable Securities	Comparability Adjustment	0% - 5% (2.5%)
			Discounted Cash Flows	Comparability Adjustment	0% - 5% (2.5%)
Other asset-backed securities	$3,002	$3,007	Market Comparable Securities	Comparability Adjustment	0% - 5% (2.5%)
			Discounted Cash Flows	Comparability Adjustment	0% - 5% (2.5%)
Other investments	$903	$3	Discounted Cash Flows	Comparability Adjustment	0% - 10% (5%)
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
March 31, 2017

Fair Value Measurements - Level 3 Assets
The following tables (the Level 3 Tables) present summary information regarding changes in the fair value of assets measured at fair value using Level 3 inputs.

	March 31, 2017
	Level 3 Fair Value Measurements – Assets
(In thousands)	Corporate Debt	Asset-backed Securities	All other investments	Total
Balance December 31, 2016	$14,810	$3,007	$3	$17,820
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Net investment income	(39)	—	—	(39)
Net realized investment gains (losses)	13	—	—	13
Included in other comprehensive income	(208)	(5)	2	(211)
Purchases	7,048	—	—	7,048
Sales	(1,712)	—	—	(1,712)
Transfers in	—	—	898	898
Transfers out	(998)	—	—	(998)
Balance March 31, 2017	$18,914	$3,002	$903	$22,819
Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets held at period-end	$—	$—	$—	$—

	March 31, 2016
	Level 3 Fair Value Measurements – Assets
(In thousands)	Corporate Debt	Asset-backed Securities	All other investments	Total
Balance December 31, 2015	$14,500	$757	$—	$15,257
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Net investment income	(14)	—	(1)	(15)
Net realized investment gains (losses)	(75)	—	—	(75)
Included in other comprehensive income	(75)	(2)	(1)	(78)
Purchases	—	3,500	1,560	5,060
Sales	(681)	(167)	—	(848)
Transfers in	—	—	—	—
Transfers out	(6)	—	—	(6)
Balance March 31, 2016	$13,649	$4,088	$1,558	$19,295
Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets held at period-end	$—	$—	$—	$—

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2017

Transfers
Equity securities of approximately $35.4 million were transferred from Level 2 to Level 1 during the three months ended March 31, 2017. There were no transfers between the Level 1 and Level 2 categories during the same period of 2016.
Transfers shown in the preceding Level 3 tables were as of the end of the quarter in which the transfer occurred. All transfers were to or from Level 2.
All transfers during the three months ended March 31, 2017 and 2016 related to securities held for which the level of market activity for identical or nearly identical securities varies from period to period. The securities were valued using multiple observable inputs when those inputs were available; otherwise the securities were valued using limited observable inputs.
Fair Values Not Categorized
Investments in unconsolidated subsidiaries at both March 31, 2017 and December 31, 2016 included interests in investment fund LPs/LLCs that measure fund assets at fair value on a recurring basis and that provide a NAV for the interest. The carrying value of these interests is based on the NAV provided and was considered to approximate the fair value of the interests. In accordance with GAAP, the fair value of these investments was not classified within the fair value hierarchy. Additional information regarding these investments is as follows:

	Unfunded Commitments	Fair Value
(In thousands)	March 31, 2017	March 31, 2017	December 31, 2016
Investments in LPs/LLCs:
Private debt funds (1)	$11,972	$51,307	$55,637
Long equity fund (2)	None	6,770	6,268
Long/short equity funds (3)	None	29,944	28,926
Non-public equity funds (4)	$55,334	86,506	89,691
Multi-strategy fund of funds (5)	None	8,668	8,448
Structured credit fund (6)	None	4,466	4,273
Long/short commodities fund (7)	None	12,035	11,476
		$199,696	$204,719

(1)
The investment is comprised of interests in two unrelated LP funds that are structured to provide interest distributions primarily through diversified portfolios of private debt instruments. One LP allows redemption by special consent; the other does not permit redemption. Income and capital are to be periodically distributed at the discretion of the LPs over an anticipated time frame that spans from three to eight years.

(2)
The fund is a LP that holds long equities of public international companies. Redemptions are allowed at the end of any calendar month with a prior notice requirement of 15 days and are paid within 10 days of the end of the calendar month of the redemption request.

(3)
The investment is comprised of interests in multiple unrelated LP funds. The funds hold primarily long and short North American equities and target absolute returns using strategies designed to take advantage of market opportunities. The funds generally permit quarterly or semi-annual capital redemptions subject to notice requirements of 30 to 90 days. For some funds, redemptions above specified thresholds (lowest threshold is 90%) may be only partially payable until after a fund audit is completed and are then payable within 30 days.

(4)
The investment is comprised of interests in multiple unrelated LP funds, each structured to provide capital appreciation through diversified investments in private equity, which can include investments in buyout, venture capital, mezzanine debt, distressed debt, and other private equity-oriented LPs. Two of the LPs allow redemption by terms set forth in the LP agreements; the others do not permit redemption. Income and capital are to be periodically distributed at the discretion of the LP over time frames that are anticipated to span up to nine years.

(5)
This fund is a LLC structured to build and manage low volatility, multi-manager portfolios that have little or no correlation to the broader fixed income and equity security markets. Redemptions are not permitted but offers to repurchase units of the LLC may be extended periodically.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2017

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

	March 31, 2017		December 31, 2016
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
BOLI	$60,589	$60,589	$60,134	$60,134
Other investments	$50,598	$62,061	$50,391	$58,757
Other assets	$29,196	$29,072	$29,111	$28,960
Financial liabilities:
Senior notes due 2023	$250,000	$274,315	$250,000	$270,898
Revolving Credit Agreement	$200,000	$200,000	$200,000	$200,000
Other liabilities	$17,855	$17,855	$17,033	$17,011
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
Other assets and Other liabilities primarily consisted of related investment assets and liabilities associated with funded deferred compensation agreements. Fair values of the funded deferred compensation assets and liabilities were based on the NAVs provided by the underlying funds. Other assets also included a secured note receivable and unsecured note receivables under two separate line of credit agreements. Fair value of these receivables was based on the present value of expected cash flows from the receivables, discounted at market rates on the valuation date for receivables with similar credit standings and similar payment structures.
The fair value of the debt was estimated based on the present value of expected future cash outflows, discounted at rates available on the valuation date for similar debt issued by entities with a similar credit standing to ProAssurance.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2017

3. Investments
Available-for-sale securities at March 31, 2017 and December 31, 2016 included the following:

	March 31, 2017
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities
U.S. Treasury obligations	$147,826	$1,203	$818	$148,211
U.S. Government-sponsored enterprise obligations	28,621	241	161	28,701
State and municipal bonds	755,639	19,139	4,717	770,061
Corporate debt	1,291,140	21,812	6,979	1,305,973
Residential mortgage-backed securities	206,455	3,407	1,956	207,906
Agency commercial mortgage-backed securities	12,727	63	102	12,688
Other commercial mortgage-backed securities	19,650	153	106	19,697
Other asset-backed securities	111,214	191	213	111,192
	$2,573,272	$46,209	$15,052	$2,604,429

	December 31, 2016
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities
U.S. Treasury obligations	$146,186	$1,264	$911	$146,539
U.S. Government-sponsored enterprise obligations	30,038	388	191	30,235
State and municipal bonds	790,154	17,261	6,952	800,463
Corporate debt	1,264,812	22,659	8,480	1,278,991
Residential mortgage-backed securities	216,285	3,667	2,046	217,906
Agency commercial mortgage-backed securities	12,837	89	143	12,783
Other commercial mortgage-backed securities	19,571	177	137	19,611
Other asset-backed securities	106,938	207	267	106,878
	$2,586,821	$45,712	$19,127	$2,613,406

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2017

The recorded cost basis and estimated fair value of available-for-sale fixed maturities at March 31, 2017, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total Fair Value
Fixed maturities, available for sale
U.S. Treasury obligations	$147,826	$28,876	$98,304	$18,042	$2,989	$148,211
U.S. Government-sponsored enterprise obligations	28,621	12,863	7,781	7,918	139	28,701
State and municipal bonds	755,639	66,017	264,597	348,641	90,806	770,061
Corporate debt	1,291,140	122,549	764,626	388,119	30,679	1,305,973
Residential mortgage-backed securities	206,455					207,906
Agency commercial mortgage-backed securities	12,727					12,688
Other commercial mortgage-backed securities	19,650					19,697
Other asset-backed securities	111,214					111,192
	$2,573,272					$2,604,429
Excluding obligations of the U.S. Government or U.S. Government-sponsored enterprises, no investment in any entity or its affiliates exceeded 10% of Shareholders’ equity at March 31, 2017.
Cash and securities with a carrying value of $46.4 million at March 31, 2017 were on deposit with various state insurance departments to meet regulatory requirements. ProAssurance also held securities with a carrying value of $246.5 million at March 31, 2017 that are pledged as collateral security for advances under the Revolving Credit Agreement (see Note 8 of the Notes to Condensed Consolidated Financial Statements for additional detail on the Revolving Credit Agreement).
As a member of Lloyd's and a capital provider to Syndicate 1729, ProAssurance is required to maintain capital at Lloyd's, referred to as FAL. ProAssurance investments at March 31, 2017 included fixed maturities with a fair value of $96.7 million and short-term investments with a fair value of approximately $1.0 million on deposit with Lloyd's in order to satisfy these FAL requirements.
BOLI
ProAssurance holds BOLI policies that are carried at the current cash surrender value of the policies (original cost $33 million). All insured individuals were members of ProAssurance management at the time the policies were acquired. The primary purpose of the program is to offset future employee benefit expenses through earnings on the cash value of the policies. ProAssurance is the owner and beneficiary of these policies.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2017

Investment in Unconsolidated Subsidiaries
ProAssurance holds investments in unconsolidated subsidiaries, accounted for under the equity method. The investments include the following:

	Carrying Value
(In thousands)	March 31, 2017	December 31, 2016
Investment in LPs/LLCs:
Qualified affordable housing tax credit partnerships	$99,005	$102,313
Other tax credit partnerships	11,041	11,459
All other LPs/LLCs	220,433	227,134
	$330,479	$340,906
Qualified affordable housing tax credit partnership interests held by ProAssurance generate investment returns by providing tax benefits to fund investors in the form of tax credits and project operating losses. The carrying value of these investments reflects ProAssurance's total commitments (both funded and unfunded) to the partnerships. ProAssurance's ownership percentage relative to two of the tax credit partnership interests is almost 100%; these interests had a carrying value of $38.3 million at March 31, 2017 and $40.2 million at December 31, 2016. ProAssurance's ownership percentage relative to the remaining tax credit partnership interests is less than 20%; these interests had a carrying value of $60.7 million at March 31, 2017 and $62.1 million at December 31, 2016. ProAssurance does not have the ability to exert control over the partnerships; all are accounted for using the equity method.
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
As discussed in additional detail in Note 2 of the Notes to Condensed Consolidated Financial Statements, ProAssurance holds interests in certain LPs/LLCs that are investment funds which measure fund assets at fair value on a recurring basis and the fund managers provide a NAV for the interest. The carrying value of these interests is based on the NAV provided, and is considered to approximate the fair value of the interests; such interests totaled $199.7 million at March 31, 2017 and $204.7 million at December 31, 2016. ProAssurance also holds interests in other LPs/LLCs which are not considered to be investment funds; such interests totaled $20.7 million at March 31, 2017 and $22.4 million at December 31, 2016. ProAssurance's ownership percentage relative to three of the LPs/LLCs is greater than 25%, which is expected to be reduced as the funds mature and other investors participate in the funds; these investments had a carrying value of $20.8 million at March 31, 2017 and $18.5 million at December 31, 2016. ProAssurance's ownership percentage relative to the remaining LPs/LLCs is less than 25%; these interests had a carrying value of $199.6 million at March 31, 2017 and $208.6 million at December 31, 2016. ProAssurance does not have the ability to exert control over any of these funds.
Other Investments
Other investments at March 31, 2017 and December 31, 2016 were comprised as follows:

(In thousands)	March 31, 2017	December 31, 2016
Investments in LPs/LLCs, at cost	$47,164	$46,852
Convertible securities, at fair value	29,978	31,501
Other, principally FHLB capital stock, at cost	3,434	3,539
	$80,576	$81,892
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

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2017

Investments Held in a Loss Position
The following tables provide summarized information with respect to investments held in an unrealized loss position at March 31, 2017 and December 31, 2016, including the length of time the investment had been held in a continuous unrealized loss position.

	March 31, 2017
	Total		Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Loss	Value	Loss	Value	Loss
Fixed maturities, available for sale
U.S. Treasury obligations	$82,630	$818	$82,630	$818	$—	$—
U.S. Government-sponsored enterprise obligations	10,507	161	10,507	161	—	—
State and municipal bonds	167,434	4,717	160,343	4,132	7,091	585
Corporate debt	416,640	6,979	382,246	4,361	34,394	2,618
Residential mortgage-backed securities	97,495	1,956	95,381	1,922	2,114	34
Agency commercial mortgage-backed securities	4,571	102	4,191	72	380	30
Other commercial mortgage-backed securities	10,890	106	9,075	85	1,815	21
Other asset-backed securities	46,008	213	42,018	207	3,990	6
	$836,175	$15,052	$786,391	$11,758	$49,784	$3,294

	December 31, 2016
	Total		Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Loss	Value	Loss	Value	Loss
Fixed maturities, available for sale
U.S. Treasury obligations	$79,833	$911	$79,833	$911	$—	$—
U.S. Government-sponsored enterprise obligations	11,746	191	11,746	191	—	—
State and municipal bonds	224,884	6,952	219,276	6,444	5,608	508
Corporate debt	469,632	8,480	424,721	5,662	44,911	2,818
Residential mortgage-backed securities	103,680	2,046	100,542	1,982	3,138	64
Agency commercial mortgage-backed securities	4,579	143	4,192	114	387	29
Other commercial mortgage-backed securities	9,822	137	9,179	134	643	3
Other asset-backed securities	44,343	267	39,079	256	5,264	11
	$948,519	$19,127	$888,568	$15,694	$59,951	$3,433
As of March 31, 2017, excluding U.S. Government or U.S. Government-sponsored enterprise obligations, there were 587 debt securities (23.2% of all available-for-sale fixed maturity securities held) in an unrealized loss position representing 397 issuers. The greatest and second greatest unrealized loss positions among those securities were approximately $0.5 million and $0.4 million, respectively. The securities were evaluated for impairment as of March 31, 2017.
As of December 31, 2016, excluding U.S. Government or U.S. Government-sponsored enterprise obligations, there were 703 debt securities (27.2% of all available-for-sale fixed maturity securities held) in an unrealized loss position representing 456 issuers. The greatest and second greatest unrealized loss positions among those securities were each approximately $0.5 million. The securities were evaluated for impairment as of December 31, 2016.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2017

Each quarter, ProAssurance performs a detailed analysis for the purpose of assessing whether any of the securities it holds in an unrealized loss position have suffered an OTTI in value. A detailed discussion of the factors considered in the assessment is included in Note 1 of the Notes to Consolidated Financial Statements included in ProAssurance's December 31, 2016 Form 10-K.
Fixed maturity securities held in an unrealized loss position at March 31, 2017, excluding asset-backed securities, have paid all scheduled contractual payments and are expected to continue doing so. Expected future cash flows of asset-backed securities held in an unrealized loss position were estimated as part of the March 31, 2017 impairment evaluation using the most recently available six-month historical performance data for the collateral (loans) underlying the security or, if historical data was not available, sector based assumptions, and equaled or exceeded the current amortized cost basis of the security.
Net Investment Income
Net investment income by investment category was as follows:

	Three Months Ended March 31
(In thousands)	2017	2016
Fixed maturities	$20,121	$22,575
Equities	3,644	3,643
Short-term and Other investments	801	405
BOLI	455	460
Investment fees and expenses	(1,835)	(1,643)
Net investment income	$23,186	$25,440
Equity in Earnings (Loss) of Unconsolidated Subsidiaries
Equity in earnings (loss) of unconsolidated subsidiaries included losses from qualified affordable housing project tax credit investments and historic tax credit investments. The losses recorded reflect ProAssurance's allocable portion of partnership operating losses. Losses from qualified affordable housing project tax credit investments were $3.3 million and $5.2 million for the 2017 and 2016 three-month periods, respectively, and tax credits recognized related to these investments totaled $4.6 million for both 2017 and 2016 three-month periods. Losses from historic tax credit investments were $0.4 million and $0.2 million and tax credits recognized related to these investments totaled $1.8 million and $2.6 million for the 2017 and 2016 three-month periods, respectively. Tax credits recognized reduced income tax expense in the respective periods.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2017

Net Realized Investment Gains (Losses)
Realized investment gains and losses are recognized on the first-in, first-out basis. The following table provides detailed information regarding Net realized investment gains (losses):

	Three Months Ended March 31
(In thousands)	2017	2016
Total OTTI losses:
Corporate debt	$(419)	$(7,604)
Other investments	—	(3,130)
Portion of OTTI losses recognized in other comprehensive income before taxes:
Corporate debt	248	1,068
Net impairment losses recognized in earnings	(171)	(9,666)
Gross realized gains, available-for-sale securities	1,853	3,185
Gross realized (losses), available-for-sale securities	(67)	(4,647)
Net realized gains (losses), trading securities	6,562	2,055
Net realized gains (losses), Other investments	1,172	52
Change in unrealized holding gains (losses), trading securities	3,616	733
Change in unrealized holding gains (losses), convertible securities, carried at fair value	313	(66)
Other	2	2
Net realized investment gains (losses)	$13,280	$(8,352)
During the first quarter of 2017, ProAssurance recognized OTTI in earnings of $0.2 million and $0.2 million of non-credit OTTI in OCI both of which related to corporate bonds.
During the first quarter of 2016, ProAssurance recognized OTTI in earnings of $6.5 million related to corporate bonds, including credit-related OTTI of $5.5 million related to debt instruments from ten issuers in the energy sector. The fair value of the bonds and the credit quality of the issuers had declined and ProAssurance recognized credit-related OTTI to reduce the amortized cost basis of the bonds to the present value of future cash flows expected to be received from the bonds. ProAssurance also recognized non-credit OTTI in OCI of $0.9 million related to certain of these same bonds, as the fair value of the bonds was less than the present value of the expected future cash flows from the securities.
ProAssurance also recognized a $3.1 million OTTI in earnings for the 2016 three-month period related to an investment fund that is accounted for using the cost method (classified as Other investments). The fund is focused on the energy sector and securities held by the fund declined in value during 2016. An OTTI was recognized to reduce ProAssurance's carrying value of the investment to the NAV reported by the fund.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2017

The following table presents a roll forward of cumulative credit losses recorded in earnings related to impaired debt securities for which a portion of the OTTI was recorded in OCI.

	Three Months Ended March 31
(In thousands)	2017	2016
Balance beginning of period	$1,158	$5,751
Additional credit losses recognized during the period, related to securities for which:
No OTTI has been previously recognized	171	2,398
OTTI has been previously recognized	—	2,154
Reductions due to:
Securities sold during the period (realized)	—	(3,744)
Balance March 31	$1,329	$6,559
Other information regarding sales and purchases of available-for-sale securities is as follows:

	Three Months Ended March 31
(In millions)	2017	2016
Proceeds from sales (exclusive of maturities and paydowns)	$79.2	$109.9
Purchases	$160.4	$199.6
4. Income Taxes
ProAssurance estimates its annual effective tax rate at the end of each quarterly reporting period and uses this estimated rate to record the provision for income taxes in the interim financial statements. The provision for income taxes is different from that which would be obtained by applying the statutory Federal income tax rate to income before taxes primarily because a portion of ProAssurance’s investment income is tax-exempt, and because ProAssurance utilizes tax credit benefits transferred from tax credit partnership investments. Also, in 2017 no U.S. or U.K. tax expense was recognized relative to ProAssurance's pro rata portion of the operating profits of Syndicate 1729 as prior year operating losses were available to offset the profits. In 2016, no U.K. tax benefit was recognized relative to ProAssurance's pro rata portion of Syndicate 1729's operating losses as there was no income against which the losses could be offset.
ProAssurance had a receivable for Federal and U.K. income taxes of $3.3 million at March 31, 2017, carried as a part of Other assets and a liability of $5.1 million at December 31, 2016, carried as a part of Other liabilities. The liability for unrecognized tax benefits was $8.4 million at March 31, 2017 and December 31, 2016.
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
Amortization of DPAC was $22.6 million and $21.5 million for the three months ended March 31, 2017 and 2016, respectively.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2017

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

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2017

Activity in the Reserve for losses and loss adjustment expenses is summarized as follows:

(In thousands)	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016	Year Ended December 31, 2016
Balance, beginning of year	$1,993,428	$2,005,326	$2,005,326
Less reinsurance recoverables on unpaid losses and loss adjustment expenses	273,475	249,350	249,350
Net balance, beginning of year	1,719,953	1,755,976	1,755,976
Net reserves acquired from acquisitions	—	—	—
Net losses:
Current year	147,927	139,660	587,007
Favorable development of reserves established in prior years, net	(28,776)	(28,705)	(143,778)
Total	119,151	110,955	443,229
Paid related to:
Current year	(33,085)	(26,411)	(96,190)
Prior years	(80,709)	(80,154)	(383,062)
Total paid	(113,794)	(106,565)	(479,252)
Net balance, end of period	1,725,310	1,760,367	1,719,953
Plus reinsurance recoverables on unpaid losses and loss adjustment expenses	271,679	245,403	273,475
Balance, end of period	$1,996,989	$2,005,770	$1,993,428
The favorable loss development recognized in the three months ended March 31, 2017 primarily reflected a lower than anticipated claims severity trend (i.e., the average size of a claim) for accident years 2009 through 2014. The favorable loss development recognized in the three months ended March 31, 2016 primarily reflected a lower than anticipated claims severity trend for accident years 2009 through 2013. The favorable loss development recognized in the twelve months ended December 31, 2016 primarily reflected a lower than anticipated claims severity trend for accident years 2008 through 2014.
For additional information regarding ProAssurance's reserve, see Note 1 of the Notes to Consolidated Financial Statements included in ProAssurance's December 31, 2016 Form 10-K.
7. Commitments and Contingencies
ProAssurance is involved in various legal actions related to insurance policies and claims handling including, but not limited to, claims asserted by policyholders. These types of legal actions arise in the Company's ordinary course of business and, in accordance with GAAP for insurance entities, are considered as a part of the Company's loss reserving process, which is described in detail under the heading "Losses and Loss Adjustment Expenses" in the Accounting Policies section in Note 1 of the Notes to Consolidated Financial Statements in ProAssurance's 2016 Form 10-K.
ProAssurance has funding commitments primarily related to non-public investment entities totaling approximately $138.4 million, expected to be paid as follows: $55.3 million in 2017, $52.8 million in 2018 and 2019 combined, $25.4 million in 2020 and 2021 combined and $4.9 million thereafter. Of these funding commitments, $1.4 million are related to qualified affordable housing project tax credit investments and are expected to be paid as follows: $0.3 million in 2017, $0.3 million in 2018 and 2019 combined, $0.3 million in 2020 and 2021 combined and $0.5 million thereafter.
As a member of Lloyd's we are required to provide capital to support Syndicate 1729 through 2022 of up to $200 million, referred to as FAL. At March 31, 2017, ProAssurance is satisfying the FAL requirement with investment securities on deposit with Lloyd's with a carrying value of $97.7 million (see Note 3 of the Notes to Condensed Consolidated Financial Statements).
ProAssurance has issued an unconditional revolving credit agreement to the Premium Trust Fund of Syndicate 1729 for the purpose of providing working capital. Permitted borrowings are £20.0 million under an amended Syndicate Credit Agreement executed in April 2016. Under the amended Syndicate Credit Agreement advances bear interest at 3.8% annually, and may be repaid at any time but are repayable upon demand after December 31, 2019. As of March 31, 2017, the unused commitment under the Syndicate Credit Agreement approximated £12.4 million (approximately $15.6 million as of March 31, 2017).

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2017

In conjunction with a strategic business partnership ProAssurance entered into during the third quarter of 2016, ProAssurance issued a line of credit of up to $9.0 million for the purpose of funding the entity's operations. The line of credit is non-interest bearing and may be repaid at any time but is repayable upon demand on or before August 31, 2017. As of March 31, 2017, the unused commitment under the line of credit approximated $4.9 million.
8. Debt
ProAssurance’s outstanding debt consisted of the following:

(In thousands)	March 31, 2017	December 31, 2016
Senior notes due 2023, unsecured, interest at 5.3% annually	$250,000	$250,000
Revolving Credit Agreement, outstanding borrowings are fully secured, see Note 3, and carried at a weighted average interest rate of 1.44% and 1.35%, respectively. Outstanding borrowings are not permitted to exceed $250 million aggregately; Revolving Credit Agreement expires in 2020. The interest rate on the borrowings is set at the time the respective borrowing is initiated or renewed. The current borrowings can be repaid or renewed in the second quarter 2017. If renewed, the interest rate will be reset.	200,000	200,000
Total principal	450,000	450,000
Less debt issuance costs	1,712	1,798
Debt less debt issuance costs	$448,288	$448,202
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
Additional Information
For additional information regarding ProAssurance's debt, see Note 10 of the Notes to Consolidated Financial Statements included in ProAssurance's December 31, 2016 Form 10-K.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2017

9. Shareholders’ Equity
At March 31, 2017 and December 31, 2016, ProAssurance had 100 million shares of authorized common stock and 50 million shares of authorized preferred stock. The Board has the authority to determine provisions for the issuance of preferred shares, including the number of shares to be issued, the designations, powers, preferences and rights, and the qualifications, limitations or restrictions of such shares. To date, the Board has not approved the issuance of preferred stock.
ProAssurance declared cash dividends of $0.31 per share during the first quarters of both 2017 and 2016, totaling $16.5 million and $16.4 million, respectively.
At March 31, 2017, Board authorizations for the repurchase of common shares or the retirement of outstanding debt of $109.6 million remained available for use. ProAssurance did not repurchase any common shares during the three months ended March 31, 2017 and repurchased approximately 27,700 shares at a cost of $1.3 million during the three months ended March 31, 2016.
Share-based compensation expense and related tax benefits were as follows:

	Three Months Ended March 31
(In thousands)	2017	2016
Share-based compensation expense	$3,346	$2,715
Related tax benefits	$1,171	$950
ProAssurance awarded approximately 84,600 restricted share units and 48,000 base performance share units to employees in February 2017. The fair value of each unit awarded was estimated at $58.35, equal to the market value of a ProAssurance common share on the date of grant less the estimated present value of dividends during the vesting period. All awards are charged to expense as an increase to equity over the service period (generally the vesting period) associated with the award. Restricted share units and performance share units vest in their entirety at the end of a three-year period following the grant date based on a continuous service requirement and, for performance share units, achievement of a performance objective. Partial vesting is permitted for retirees. A ProAssurance common share is issued for each unit once vesting requirements are met, except that units sufficient to satisfy required tax withholdings are paid in cash. The number of common shares issued for performance share units varies from 50% to 200% of base awards depending upon the degree to which stated performance objectives are achieved. ProAssurance issued approximately 29,300 and 99,500 common shares to employees in February 2017 related to restricted share units and performance share units, respectively, granted in 2014. Performance share units for the 2014 award were issued at levels ranging from 117% to 125%.
ProAssurance issued approximately 9,000 common shares to employees in February 2017 as bonus compensation, as approved by the Compensation Committee of the Board. The shares issued were valued at fair value (the market price of a ProAssurance common share on the date of award).
Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)
For the three months ended March 31, 2017 and 2016, OCI was primarily comprised of unrealized gains and losses, including non-credit impairment losses, arising during the period related to available-for-sale securities, less reclassification adjustments, as shown in the table that follows, net of tax. For the three months ended March 31, 2016, OCI included gains of $0.3 million related to changes from the reestimation of two defined benefit plans assumed in the Eastern acquisition, one of which was terminated late in 2016. The remaining plan is frozen as to the earnings of additional benefits, but the unrecognized plan benefit liability is reestimated annually.
At March 31, 2017 and December 31, 2016, AOCI was primarily comprised of unrealized gains and losses from available-for-sale securities, including non-credit impairments recognized in OCI of $0.5 million and $0.3 million, respectively, net of tax. During 2016, as discussed above, one of the defined benefit plans assumed in the Eastern acquisition was terminated and the related unrecognized losses were reclassified from AOCI to earnings. At March 31, 2017 and December 31, 2016, unrecognized changes in the remaining defined benefit plan liability were nominal in amount. All tax effects were computed using a 35% rate, with the exception of unrealized gains and losses on available-for-sale securities held at our U.K. and Cayman Island entities which were immaterial in amount.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2017

Amounts reclassified from AOCI to Net income and the amounts of deferred tax expense (benefit) included in OCI were as follows:

	Three Months Ended March 31
(In thousands)	2017	2016
Reclassifications from AOCI to Net income:
Realized investment gains (losses)	$1,616	$(5,241)
Non-credit impairment losses reclassified to earnings, due to sale of securities or reclassification as a credit loss	—	(2,758)
Total amounts reclassified, before tax effect	1,616	(7,999)
Tax effect (at 35%)	(566)	2,800
Net reclassification adjustments	$1,050	$(5,199)

Deferred tax expense (benefit) included in OCI	$1,481	$12,260
10. Variable Interest Entities
ProAssurance holds passive interests in a number of entities that are considered to be VIEs under GAAP guidance. ProAssurance's VIE interests principally consist of interests in LPs/LLCs formed for the purpose of achieving diversified equity and debt returns. ProAssurance's VIE interests carried as a part of Other investments totaled $26.9 million at both March 31, 2017 and December 31, 2016. ProAssurance's VIE interests carried as a part of Investment in unconsolidated subsidiaries totaled $270.7 million at March 31, 2017 and $282.3 million at December 31, 2016.
ProAssurance does not have power over the activities that most significantly impact the economic performance of these VIEs and thus is not the primary beneficiary. Therefore, ProAssurance has not consolidated these VIEs. ProAssurance’s involvement with each entity is limited to its direct ownership interest in the entity. Except as disclosed in Note 7 of the Notes to Condensed Consolidated Financial Statements, ProAssurance has no arrangements with any of the entities to provide other financial support to or on behalf of the entity. At March 31, 2017, ProAssurance’s maximum loss exposure relative to these investments was limited to the carrying value of ProAssurance’s investment in the VIE.
11. Earnings Per Share
Diluted weighted average shares is calculated as basic weighted average shares plus the effect, calculated using the treasury stock method, of assuming that performance and restricted share units and purchase match units have vested. All outstanding performance and restricted share units and purchase match units had a dilutive effect for the three months ended March 31, 2017 and 2016.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2017

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
Workers' Compensation provides workers' compensation products primarily to employers with 1,000 or fewer employees. The segment also offers alternative market solutions whereby policies written are 100% ceded either to captive insurers unaffiliated with ProAssurance or to SPCs operated by a wholly owned subsidiary of ProAssurance. Each SPC is owned, fully or in part, by an agency, group or association. Operating results (underwriting profit or loss, plus investment results reported in the Corporate segment) of the SPCs are due to the owners of that cell.
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
The accounting policies of the segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements in ProAssurance’s December 31, 2016 report on Form 10-K and Note 1 of the Notes to Condensed Consolidated Financial Statements. ProAssurance evaluates performance of its Specialty P&C and Workers' Compensation segments based on before tax underwriting profit or loss, which excludes investment performance. Performance of the Lloyd's Syndicate segment is evaluated based on underwriting profit or loss, plus investment results of investment assets solely allocated to Syndicate 1729 operations, net of U.K. income tax expense. Performance of the Corporate segment is evaluated based on the contribution made to consolidated after tax results. ProAssurance accounts for inter-segment transactions as if the transactions were to third parties at current market prices. Assets are not allocated to segments because investments and other assets are not managed at the segment level.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2017

Financial results by segment were as follows:

	Three Months Ended March 31, 2017
(In thousands)	Specialty P&C	Workers' Compensation	Lloyd's Syndicate	Corporate	Inter-segment Eliminations	Consolidated
Net premiums earned	$113,058	$55,283	$14,562	$—	$—	$182,903
Net investment income	—	—	372	22,814	—	23,186
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	1,808	—	1,808
Net realized gains (losses)	—	—	27	13,253	—	13,280
Other income	1,198	145	391	173	(86)	1,821
Net losses and loss adjustment expenses	(74,994)	(34,650)	(9,507)	—	—	(119,151)
Underwriting, policy acquisition and operating expenses	(25,977)	(16,691)	(6,211)	(8,315)	86	(57,108)
Segregated portfolio cells dividend (expense) income (1)	28	(1,174)	—	(1,229)	—	(2,375)
Interest expense	—	—	—	(4,133)	—	(4,133)
Income tax benefit (expense)	—	—	7	1,217	—	1,224
Segment operating results	$13,313	$2,913	$(359)	$25,588	$—	$41,455
Significant non-cash items:
Depreciation and amortization, net of accretion	$1,911	$837	$(3)	$5,058	$—	$7,803

	Three Months Ended March 31, 2016
(In thousands)	Specialty P&C	Workers' Compensation	Lloyd's Syndicate	Corporate	Inter-segment Eliminations	Consolidated
Net premiums earned	$110,755	$54,383	$12,441	$—	$—	$177,579
Net investment income	—	—	315	25,125	—	25,440
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	(3,634)	—	(3,634)
Net realized gains (losses)	—	—	(5)	(8,347)	—	(8,352)
Other income	1,276	471	252	458	(103)	2,354
Net losses and loss adjustment expenses (2)	(71,174)	(35,027)	(6,189)	—	1,435	(110,955)
Underwriting, policy acquisition and operating expenses (2)	(25,054)	(17,829)	(5,167)	(7,507)	(1,332)	(56,889)
Segregated portfolio cells dividend (expense) income (1)	—	(713)	—	(463)	—	(1,176)
Interest expense	—	—	—	(3,686)	—	(3,686)
Income tax benefit (expense)	—	—	(84)	(1,280)	—	(1,364)
Segment operating results	$15,803	$1,285	$1,563	$666	$—	$19,317
Significant non-cash items:
Depreciation and amortization, net of accretion	$2,011	$1,404	$66	$5,149	$—	$8,630
(1) During the first quarter of 2017, ProAssurance began reporting in the Corporate segment the portion of the SPC dividend (expense) income that is attributable to the investment results of the SPCs, all of which are reported in the Corporate segment, to better align the expense with the related investment results of the SPCs. For comparative purposes, ProAssurance has reflected the SPC dividend expense for 2016 in the same manner.

(2) In the first quarter of 2016, the portion of the management fee that was allocated to ULAE was eliminated in consolidation. During the second quarter of 2016, ProAssurance discontinued the practice of eliminating in consolidation the portion of the management fee that was allocated to ULAE, thus there was no similar elimination in the first quarter of 2017.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2017

The following table provides detailed information regarding ProAssurance's gross premiums earned by product as well as a reconciliation to net premiums earned. All gross premiums earned are from external customers except as noted. ProAssurance's insured risks are primarily within the U.S.

	Three Months Ended March 31
(In thousands)	2017	2016
Specialty P&C Segment
Gross premiums earned:
Healthcare professional liability	$117,051	$113,749
Legal professional liability	6,317	6,614
Medical technology liability	8,312	8,550
Other	102	268
Ceded premiums earned	(18,724)	(18,426)
Segment net premiums earned	113,058	110,755

Workers' Compensation Segment
Gross premiums earned:
Traditional business	41,768	42,650
Alternative market business	19,446	18,294
Ceded premiums earned	(5,931)	(6,561)
Segment net premiums earned	55,283	54,383

Lloyd's Syndicate Segment
Gross premiums earned:
Property and casualty*	17,185	13,373
Ceded premiums earned	(2,623)	(932)
Segment net premiums earned	14,562	12,441

Consolidated Net premiums earned	$182,903	$177,579
*Includes premium assumed from the Specialty P&C segment of $3.5 million for the three months ended March 31, 2017 and $3.6 million for the three months ended March 31, 2016.
13. Subsequent Events
In April 2017, ProAssurance repaid $10 million of the balance outstanding on the Revolving Credit Agreement (see Note 8 of the Notes to Condensed Consolidated Financial Statements for further discussion of the terms of the Revolving Credit Agreement).

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
ProAssurance Overview
We report our results in four distinct segments based on the operational focus of the segment. Our Specialty P&C segment includes our professional liability business and our medical technology liability business. Our Workers' Compensation segment includes workers' compensation insurance for employers, groups and associations. Our Lloyd's Syndicate segment reflects operating results from our 58% participation in Syndicate 1729, which underwrites risks over a wide range of property and casualty insurance and reinsurance lines in both the U.S. and international markets. Information regarding Lloyd's operations derived from U.K. based entities is reported on a quarter delay, although investment results associated with our FAL investments are reported concurrently as those results are available on an earlier time frame. Our Corporate segment includes our investment operations, which are managed at the corporate level (except results associated with investment assets solely allocated to Syndicate 1729 operations), non-premium revenues generated outside of our insurance entities, corporate expenses, interest and U.S. income taxes. Additional information regarding our segments is included in Note 12 of the Notes to Condensed Consolidated Financial Statements and in Part I of our 2016 Form 10-K.
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
Management considers the following accounting estimates to be critical because they involve significant judgment by management and those judgments could result in a material effect on our financial statements.
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
As of March 31, 2017 our reserve is comprised almost entirely of long-tail exposures. The estimation of long-tailed losses is inherently difficult and is subject to significant judgment on the part of management. Due to the nature of our claims, our loss costs, even for claims with similar characteristics, can vary significantly depending upon many factors, including but not limited to the specific characteristics of the claim and the manner in which the claim is resolved. Long-tailed insurance is characterized by the extended period of time typically required to assess the viability of a claim, potential damages, if any, and to then reach a resolution of the claim. The claims resolution process may extend to more than five years. The combination of continually changing conditions and the extended time required for claim resolution results in a loss cost estimation process that requires actuarial skill and the application of significant judgment, and such estimates require periodic modification.
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

Our reserving process can be broadly grouped into three areas: the establishment of the initial reserve for risks assumed in business combinations, applicable only in periods in which acquisitions occur (the acquired reserve), the establishment of the reserve for the current accident year (the initial reserve) and the re-estimation of the reserve for prior accident years (development of prior accident years).
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
Specialty P&C Segment. Professional and medical technology liability loss costs are impacted by many factors, including but not limited to the nature of the claim, including whether or not the claim is an individual or a mass tort claim, the personal situation of the claimant or the claimant's family, the outcome of jury trials, the legislative and judicial climate where any potential litigation may occur, general economic conditions and, for claims involving bodily injury, the trend of healthcare costs. Within our Specialty P&C segment, for our HCPL business (77% of our consolidated gross reserve for losses and loss adjustment expenses as of December 31, 2016), we set an initial reserve using the average loss ratio used in our pricing, plus an additional provision in consideration of the historical loss volatility we and others in the industry have experienced. For our HCPL business our target loss ratio during recent accident years has ranged from 77% to 78% and the provision for loss volatility has ranged from 8 to 10 percentage points, producing an overall average initial loss ratio for our HCPL business of approximately 87%. The reasons for the higher loss provisions vary from period to period and have included additional loss activity within our surplus lines business, provisions for losses in excess of policy limits, adjustments to unallocated loss adjustment expenses, adjustment to the reserve for the death, disability and retirement provisions in our policies and additional losses recorded for particular exposures, such as mass torts. These specific adjustments are made if we believe the results for a given accident year are likely to exceed those anticipated by our pricing. We believe use of a provision for volatility appropriately considers the inherent risks and limitations of our rate development process and the historic volatility of professional liability losses (the industry has experienced accident year loss ratios as high as 163% and as low as 53% over the past 30 years) and produces a reasonable best estimate of the reserve required to cover actual ultimate unpaid losses. A similar practice is followed for our legal professional liability business (4% of our consolidated gross reserve for losses and loss adjustment expenses as of December 31, 2016).
The risks insured in our medical technology liability business (6% of our consolidated gross reserve for losses and loss adjustment expenses as of December 31, 2016) are more varied, and policies are individually priced based on the risk characteristics of the policy and the account. These policies often have significant deductibles or self-insured retentions and the insured risks range from startup operations to large, multinational entities. Reserves are established using our most recently developed actuarial estimates of losses expected to be incurred based on factors which include results from prior analysis of similar business, industry indications, observed trends and judgment. Claims in this line of business primarily involve bodily injury to individuals and are affected by factors similar to those of our HCPL line of business. For the medical technology liability business, we also establish an initial reserve using a loss ratio approach, including a provision in consideration of historical loss volatility that this line of business has exhibited.
Workers' Compensation Segment. Many factors affect the ultimate losses incurred for our workers' compensation coverages (12% of our consolidated gross reserve for losses and loss adjustment expenses as of December 31, 2016) including but not limited to the type and severity of the injury, the age and occupation of the injured worker, the estimated length of disability, medical treatment and related costs, and the jurisdiction and workers' compensation laws of the injury occurrence. We use various actuarial methodologies in developing our workers’ compensation reserve, combined with a review of the exposure base generally based upon payroll of the insured. For the current accident year, given the lack of seasoned information, the different actuarial methodologies produce results with significant variability. Therefore, more emphasis is placed on supplementing results from the actuarial methodologies with trends in exposure base, medical expense inflation, general inflation, severity, and claim counts, among other things, to select an expected loss ratio.
Lloyd's Syndicate Segment. Due to the relatively short history of Syndicate 1729 (inception date January 1, 2014) we are influenced by historical claims experience of the Lloyd's market for similar risks in estimating the appropriate initial reserves for our Lloyd's Syndicate segment. Loss assumptions by risk category were incorporated into the business plan submitted to Lloyd's for Syndicate 1729 with consideration given to loss experience incurred to date. We expect loss ratios to fluctuate from quarter to quarter as Syndicate 1729 writes more business and the book begins to mature. Loss ratios will also fluctuate due to the timing of earned premium adjustments. Such adjustments are the result of premiums for certain policies and assumed reinsurance contracts being reported subsequent to the coverage period and may be subject to adjustment based on loss experience. Premium and exposure for some of Syndicate 1729's insurance policies and reinsurance contracts are initially estimated and subsequently recorded over an extended period of time as reports are received under binding authority programs.

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
The foundation of our reserve re-estimation process is an actuarial analysis based on our most recently available claims data and currently available industry trend information. Changes to previously established reserve estimates are recognized in the current period if management’s best estimate of ultimate losses differs from the estimate previously established. While management considers a variety of variables in determining its best estimate, in general, as claims age, our methodologies give more weight to actual loss costs which, for the majority of our reserves, continue to indicate that ultimate loss costs will be lower than our previous estimates. The discussion in our Critical Accounting Estimates section in Item 7 of our 2016 Form 10-K includes additional information regarding the methodologies used to evaluate our reserve.
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
Use of Judgment
Even though the actuarial process is highly technical, it is also highly judgmental, both as to the selection of the data used in the various actuarial methodologies (e.g., initial expected loss ratios and loss development factors) and in the interpretation of the output of the various methods used. Each actuarial method generally returns a different value and for the more recent accident years the variations among the various methodologies can be significant. For each partition of our reserves, we evaluate the results of the various methods, along with the supplementary statistical data regarding such factors as closed with and without indemnity ratios, claim severity trends, the expected duration of such trends and changes in the legal and legislative environment and the current economic environment to develop a point estimate based upon management's judgment and past experience. The series of selected point estimates is then combined to produce an overall point estimate for ultimate losses.
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
Because of the implicit and wide-ranging nature of severity trend assumptions on the loss reserving process it is not practical to specifically isolate the impact of changing severity trends. However, because severity is an explicit component of our HCPL pricing process we can better isolate the impact that changing severity can have on our loss costs and loss ratios in regards our pricing models for this business component. Our current HCPL pricing models assume a severity trend of 2% to 3% for most states and products. If the severity trend were to be higher by 1 percentage point, the impact would be an increase in our expected loss ratio for this business of 3.2 percentage points, based on current claim disposition patterns. An increase in the severity trend of 3 percentage points would result in a 10.1 percentage point increase in our expected loss ratio. Due to the long-tailed nature of our claims and the previously discussed historical volatility of loss costs, selection of a severity trend assumption is a subjective process that is inherently likely to prove inaccurate over time. Given the long tail and volatility, we are generally cautious in making changes to the severity assumptions within our pricing models. All open claims and accident years are generally impacted by a change in the severity trend, which compounds the effect of such a change.
For the 2004 to 2009 accident years, both our internal and consulting actuaries observed an unprecedented reduction in the frequency of HCPL claims (or number of claims per exposure unit) that cannot be attributed to any single factor. Since 2009, claim frequency has been relatively constant, at a lower level than had historically existed. For a number of years, we believed that much of the reduction in claim frequency was the result of a decline in the filing of non-meritorious lawsuits that had historically been dismissed or otherwise resulted in no payment of indemnity on behalf of our insureds. With fewer non-

meritorious claims being filed we expected that the claims that were filed had the potential for greater average losses, or greater severity. To date, however, this effect has not materialized to the extent we anticipated. The uncertainty as to the impact this decline in frequency might ultimately have on the average cost of claims complicated the selection of an appropriate severity trend for our pricing model for these lines, and factoring severity into the various actuarial methodologies we use to evaluate our reserve has been increasingly challenging. Based on the weighted average of payments, typically 91% of our HCPL claims are resolved after eight years for a given accident year.
Although we remain uncertain regarding the ultimate severity trend to project into the future due to the long-tailed nature of our business, we have given consideration to observed loss costs in setting our rates. For our HCPL business this practice has resulted in rate reductions in recent years. For example, on average, excluding our podiatry business acquired in 2009, we have gradually reduced the premium rates we charge on our standard physician renewal business (our largest HCPL line) by approximately 16% from the beginning of 2006 to March 31, 2017. Loss ratios for the current accident years have thus remained fairly constant because expected loss reductions have been reflected in our rates.
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
Loss Development
We recognized net favorable reserve development of $28.8 million during the three months ended March 31, 2017, of which $25.3 million related to our Specialty P&C segment, $2.4 million related to our Workers' Compensation segment and $1.1 million related to our Lloyd's Syndicate segment.
Net favorable development recognized within the Specialty P&C segment was primarily attributable to the favorable resolution of HCPL claims during the period and an evaluation of established case reserves and paid claims data that indicated that the actual severity trend associated with the remaining HCPL claims is less than we had previously estimated.
Net favorable development recognized within the Workers' Compensation segment included amortization of the purchase accounting fair value adjustment of $0.4 million within the traditional business for the three months ended March 31, 2017; the remaining net favorable development of $2.0 million was attributable to our SPCs which are evaluated at the cell level. Because a relatively small number of claims are open per cell, the closing of claims can affect the actuarial projections for the remaining open claims in the cell to an extent that indicates development should be recognized for the cell.
Net favorable development recognized within our Lloyd's Syndicate segment for the three months ended March 31, 2017 was attributable to actual loss experience proving to have been better than the Lloyd's market historical averages for similar risks which were used to establish initial reserves.
Investment Valuations
We record the majority of our investments at fair value as shown in the table below. At March 31, 2017 the distribution of our investments based on GAAP fair value hierarchies (levels) was as follows:

	Distribution by GAAP Fair Value Hierarchy
	Level 1	Level 2	Level 3	Not Categorized	Total Investments
Investments recorded at:
Fair value	18%	70%	1%	5%	94%
Other valuations					6%
Total Investments					100%
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

Investments - Other Valuation Methodologies
Certain of our investments, in accordance with GAAP for the type of investment, are measured using methodologies other than fair value. At March 31, 2017, these investments represented approximately 6% of total investments, and are detailed in the following table. Additional information about these investments is provided in Notes 2 and 3 of the Notes to Condensed Consolidated Financial Statements.

(In millions)	Carrying Value	GAAP Measurement Method
Other investments:
Investments in LPs	$47.2	Cost
Other, principally FHLB capital stock	3.4	Principally Cost
	50.6
Investment in unconsolidated subsidiaries:
Investments in tax credit partnerships	110.0	Equity
Equity method LPs/LLCs	20.7	Equity
	130.7
BOLI	60.6	Cash surrender value
Total investments - Other valuation methodologies	$241.9
Other-than-temporary Impairments
We evaluate our available-for-sale investment securities on at least a quarterly basis for the purpose of determining whether declines in fair value below recorded cost basis represent OTTI. We consider an OTTI to have occurred:

•	if there is intent to sell the security;

•	if it is more likely than not that the security will be required to be sold before full recovery of its amortized cost basis; and

•	if the entire amortized basis of the security is not expected to be recovered.
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
Deferred Policy Acquisition Costs
Policy acquisition costs (primarily commissions, premium taxes and underwriting salaries) which are directly related to the successful acquisition of new and renewal premiums are capitalized as DPAC and charged to expense, net of ceding commissions earned, as the related premium revenue is recognized. We evaluate the recoverability of our DPAC at the segment level each reporting period, and any amounts estimated to be unrecoverable are charged to expense in the current period. As of March 31, 2017 we have not determined that any amounts are unrecoverable.
Estimation of Taxes / Tax Credits
For interim periods, we determine our provision for income taxes based on our current estimate of our annual effective tax rate. Items which are unusual, infrequent, or that cannot be reliably estimated are considered in the effective tax rate in the period in which the item is included in income, and are referred to as discrete items. In calculating our estimated annual effective tax rate, we include the estimated benefit of tax credits for the annual period based on the most recently available information provided by the tax credit partnership; the actual amounts of credits provided by the tax credit partnerships may prove to be different than our estimates. The effect of such differences is recognized in the period identified.
Deferred Taxes
Deferred federal income taxes arise from the recognition of temporary differences between the basis of assets and liabilities determined for financial reporting purposes and the basis determined for income tax purposes. Our temporary differences principally relate to our loss reserve, unearned premiums, DPAC, unrealized investment gains (losses) and basis differences on fixed assets and investment assets. Deferred tax assets and liabilities are measured using the enacted tax rates expected to be in effect when such benefits are realized. We review our deferred tax assets quarterly for impairment. If we determine that it is more likely than not that some or all of a deferred tax asset will not be realized, a valuation allowance is recorded to reduce the carrying value of the asset. In assessing the need for a valuation allowance, management is required to make certain judgments and assumptions about our future operations based on historical experience and information as of the measurement period regarding reversal of existing temporary differences, carryback capacity, future taxable income (including its capital and operating characteristics) and tax planning strategies.

Unrecognized Tax Benefits
We evaluate tax positions taken on tax returns and recognize positions in our financial statements when it is more likely than not that we will sustain the position upon resolution with a taxing authority. If recognized, the benefit is measured as the largest amount of benefit that has a greater than 50% probability of being realized. We review uncertain tax positions each period, considering changes in facts and circumstances, such as changes in tax law, interactions with taxing authorities and developments in case law, and make adjustments as we consider necessary. Adjustments to our unrecognized tax benefits may affect our income tax expense, and settlement of uncertain tax positions may require the use of cash. Other than differences related to timing, no significant adjustments were considered necessary during the three months ended March 31, 2017 or 2016. At March 31, 2017, our liability for unrecognized tax benefits approximated $8.4 million.
Goodwill
We review goodwill for impairment annually on October 1 and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. Goodwill is tested for impairment at the reporting unit level. Our reporting units are consistent with the reportable segments identified in Note 12 of the Notes to Condensed Consolidated Financial Statements. Of the four reporting units, two have goodwill - Specialty P&C and Workers' Compensation. As of October 1, 2016, we performed a qualitative goodwill impairment assessment for our Specialty P&C segment and a quantitative goodwill impairment assessment for our Workers' Compensation segment. At the valuation date, management concluded that the fair values of both the Specialty P&C and Workers' Compensation reporting units exceeded their respective carrying values, and no goodwill impairment was recorded. There have been no events or changes in circumstances since that evaluation date that would indicate the carrying amount of goodwill is not recoverable. Additional information regarding our goodwill assessment at the segment level is included in Note 1 of the Notes to Consolidated Financial Statements included in ProAssurance's December 31, 2016 Form 10-K.
Intangibles
Intangible assets with definite lives are amortized over the estimated useful life of the asset. Amortizable intangible assets primarily consist of agency and policyholder relationships, renewal rights and trade names. Intangible assets with an indefinite life, primarily state licenses, are not amortized. Intangible assets are evaluated for impairment on an annual basis. Additional information regarding intangible assets is included in Note 1 of the Notes to Consolidated Financial Statements included in ProAssurance's December 31, 2016 Form 10-K.
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
Accounting Changes
We are not aware of any accounting changes not yet adopted as of March 31, 2017 that would have a material effect on our results of operations or financial position. Note 1 of the Notes to Condensed Consolidated Financial Statements provides additional detail regarding accounting changes.

Liquidity and Capital Resources and Financial Condition
Overview
ProAssurance Corporation is a holding company and is a legal entity separate and distinct from its subsidiaries. The holding company's principal sources of revenue are investment revenues, and dividends from its operating subsidiaries represent a significant source of funds for its obligations, including debt service and shareholder dividends. At March 31, 2017, we held cash and liquid investments of approximately $117 million outside our insurance subsidiaries that were available for use without regulatory approval or other restriction. Our holding company also has an additional $50 million in available funds, if subscribed successfully, through an accordion feature under its Revolving Credit Agreement, as discussed in this section under the heading "Debt."
During April 2017, our insurance subsidiaries paid dividends to us of approximately $18 million, which did not include extraordinary dividends. Dividends paid in April have not been included in our cash and liquid investments held outside of our insurance subsidiaries at March 31, 2017. In the aggregate, our domestic insurance subsidiaries have available and intend to pay dividends of approximately $140 million over the remainder of 2017 without the prior approval of state insurance regulators. The payment of any dividend requires prior notice to the insurance regulator in the state of domicile, and the regulator may reduce or prevent the dividend if, in its judgment, payment of the dividend would have an adverse effect on the surplus of the insurance subsidiary. We make the decision to pay dividends from an insurance subsidiary based on the capital needs of that subsidiary, and may pay less than the permitted dividend or may also request permission to pay an additional amount (an extraordinary dividend).
Cash Flows
Cash flows between periods compare as follows:

	Three Months Ended March 31
(In thousands)	2017 vs 2016	2016 vs 2015
Increase (decrease) in net cash provided (used) by:
Operating activities	$1,497	$20,139
Investing activities	228,409	(130,242)
Financing activities	(201,547)	59,779
Increase (decrease) in Cash and cash equivalents	$28,359	$(50,324)
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
The increase in operating cash flows for the three months ended March 31, 2017 as compared to three months ended March 31, 2016 was primarily due to a decrease in loss payments of $18.3 million, driven by our Specialty P&C segment, and an increase in premium receipts of $11.5 million, driven by our Specialty P&C and Workers' Compensation segments. These increases were almost entirely offset by the effect of a $15.0 million tax refund received in 2016 for the 2015 tax year, a decrease in cash received from investment income of $6.4 million and an increase in cash paid for operating expenses of $6.3 million (no individually significant variances in expense categories).
The increase in operating cash flows for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 was attributable to the receipt of the aforementioned $15.0 million refund received in 2016 and a $7.3 million decrease in loss payments. In addition, the increase reflected a decrease in cash paid for other expenses of $7.3 million attributable to lower commissions and compensation expenses. The increase in operating cash flows was partially offset by a $4.3 million increase in payments to reinsurers and a $3.3 million decrease in premium receipts attributable to lower overall premium volume for our Specialty P&C segment.
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

Operating Activities and Related Cash Flows
Reinsurance
Within our Specialty P&C segment, we use insurance and reinsurance (collectively, “reinsurance”) to provide capacity to write larger limits of liability, to provide reimbursement for losses incurred under the higher limit coverages we offer and to provide protection against losses in excess of policy limits. We also have a quota share arrangement with Syndicate 1729 established to provide an initial premium base for Syndicate 1729. Within our Workers' Compensation segment, we use reinsurance to reduce our net liability on individual risks, to mitigate the effect of significant loss occurrences (including catastrophic events), to stabilize underwriting results, and to increase underwriting capacity by decreasing leverage. In both the Specialty P&C and Workers' Compensation segments, we use reinsurance in risk sharing arrangements, to align our objectives with those of our strategic business partners and to provide custom insurance solutions for large customer groups. The purchase of reinsurance does not relieve us from the ultimate risk on our policies, but it does provide reimbursement for certain losses we pay. We pay our reinsurers a premium in exchange for reinsurance of the risk. In the majority of our excess of loss arrangements, the premium due to the reinsurer is determined by the loss experience of the business reinsured, subject to certain minimum and maximum amounts. Until all loss amounts are known, we estimate the premium due to the reinsurer. Changes to the estimate of premium owed under reinsurance agreements related to prior periods are recorded in the period in which the change in estimate occurs and can have a significant effect on net premiums earned.
We generally reinsure risks under treaties (our excess of loss reinsurance arrangements) pursuant to which the reinsurers agree to assume all or a portion of all risks that we insure above our individual risk retention levels, up to the maximum individual limits offered. These arrangements are negotiated and renewed annually. Renewal dates for our healthcare professional liability, medical technology liability and workers' compensation treaties are October 1, January 1 and May 1, respectively. There were no significant changes in the cost or structure of our professional liability treaty which renewed October 1, 2016. Our participation was reduced upon the latest renewal of our medical technology liability treaty on January 1, 2017 to better reflect our current risk appetite. Our workers' compensation treaty renewed May 1, 2017 at a slightly higher rate than the previous agreement. The significant terms of our current excess of loss reinsurance arrangements are detailed in the following table.
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

Large professional liability risks that are above the limits of our basic reinsurance treaties are reinsured on a facultative basis, whereby the reinsurer agrees to insure a particular risk up to a designated limit. We also have in place a number of risk sharing arrangements that apply to the first $1.0 million of losses for certain large healthcare systems and other insurance entities and with certain insurance agencies that produce business for us.
During the three months ended March 31, 2017, we wrote workers' compensation and healthcare professional liability policies in our alternative market business generating premium of approximately $30.1 million. These policies are reinsured to the SPCs of our wholly owned subsidiary, Eastern Re, domiciled in the Cayman Islands, net of a ceding commission. The alternative market workers' compensation policies are ceded to the SPCs under 100% quota share reinsurance agreements and then further reinsured under an excess of loss reinsurance arrangement. The alternative market professional liability policies are ceded to the SPCs under either excess of loss or quota share reinsurance agreements, depending on the structure of the individual program, and the portion of the risk that is not ceded to an SPC may also be reinsured under our standard healthcare professional liability reinsurance program depending on the policy limits provided. The remaining premium written in our alternative market business of $3.7 million for the three months ended March 31, 2017 is 100% ceded to unaffiliated captive insurers.
Each SPC has preferred shareholders and the underwriting profit or loss of each cell accrues fully to these preferred shareholders. We participate as a preferred shareholder in certain SPCs. Our ownership interest in the SPCs for which we participate is as low as 25% and as high as 100%.
As discussed above, for the workers' compensation business ceded to Eastern Re each SPC has in place its own reinsurance arrangements, which are illustrated in the table below.
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
Each SPC maintains a loss fund initially equal to the difference between premium assumed by the cell and the ceding commission. The external owners of each cell provide a letter of credit to us that is initially equal to the difference between the loss fund of the SPC (amount of funds available to pay losses after deduction of ceding commission) and the aggregate attachment point of the reinsurance. Over time, an SPC's retained profits are considered in the determination of the collateral amount required to be provided by the cell's external owners.
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
The Syndicate may still be exposed to losses that exceed the level of reinsurance purchased as well as to reinstatement premiums triggered by losses exceeding specific levels.
For all of our segments, we make a determination of the amount of insurance risk we choose to retain based upon numerous factors, including our risk tolerance and the capital we have to support it, the price and availability of reinsurance, the volume of business, our level of experience with a particular set of claims and our analysis of the potential underwriting results. We purchase excess of loss reinsurance to limit the amount of risk we retain and we do so from a number of companies to mitigate concentrations of credit risk. We utilize reinsurance brokers to assist us in the placement of these reinsurance programs and in the analysis of the credit quality of our reinsurers. The determination of which reinsurers we choose to do business with is based upon an evaluation of their then-current financial strength, rating and stability. However, the financial strength of our reinsurers, and their corresponding ability to pay us may change in the future due to forces or events we cannot control or anticipate.
Litigation
We are involved in various legal actions related to insurance policies and claims handling including, but not limited to, claims asserted against us by policyholders. These types of legal actions arise in the ordinary course of business and, in accordance with GAAP for insurance entities, are generally considered as a part of our loss reserving process, which is described in detail in our Critical Accounting Estimates section under the heading "Reserve for Losses and Loss Adjustment Expenses." We also have other direct actions against the Company unrelated to our claims activity which we evaluate and account for as a part of our other liabilities. For these corporate legal actions, we evaluate each case separately and establish what we believe is an appropriate reserve based on GAAP guidance related to contingent liabilities. As of March 31, 2017 there were no material reserves established for corporate legal actions.

Investing Activities and Related Cash Flows
Our investments at March 31, 2017 and December 31, 2016 are comprised as follows:

	March 31, 2017		December 31, 2016
($ in thousands)	Carrying Value	% of Total Investment	Carrying Value	% of Total Investment
Fixed Maturities, Available for Sale
U.S. Treasury obligations	$148,211	3%	$146,539	4%
U.S. Government-sponsored enterprise obligations	28,701	1%	30,235	1%
State and municipal bonds	770,061	21%	800,463	20%
Corporate debt	1,305,973	35%	1,278,991	33%
Residential mortgage-backed securities	207,906	5%	217,906	5%
Commercial mortgage-backed securities	32,385	1%	32,394	1%
Other asset-backed securities	111,192	3%	106,878	3%
Total fixed maturities securities, available for sale	2,604,429	69%	2,613,406	67%

Equity securities, trading	391,206	10%	387,274	10%
Short-term investments	280,341	8%	442,084	11%
BOLI	60,589	2%	60,134	1%
Investment in unconsolidated subsidiaries	330,479	9%	340,906	9%
Other investments	80,576	2%	81,892	2%
Total Investments	$3,747,620	100%	$3,925,696	100%

The distribution of our investments in fixed-maturity securities by rating were as follows:

($ in thousands)	March 31, 2017		December 31, 2016
Rating	Carrying Value	% of Fixed Maturities	Carrying Value	% of Fixed Maturities
AAA	$669,256	26%	$676,815	26%
AA+	214,012	8%	213,892	8%
AA	220,685	8%	227,076	9%
AA-	238,191	9%	243,562	9%
A+	261,063	10%	271,534	10%
A	292,567	11%	282,530	11%
A-	221,997	9%	221,139	9%
BBB+	135,870	5%	132,705	5%
BBB	115,437	4%	115,867	4%
BBB-	52,695	2%	54,366	2%
Below investment grade	154,765	7%	146,071	6%
Not rated	27,891	1%	27,849	1%
Total	$2,604,429	100%	$2,613,406	100%
A detailed listing of our investment holdings as of March 31, 2017 is located under the Financial Information heading on the Investor Relations page of our website which can be reached directly at www.proassurance.com/investmentholdings, or through links from the Investor Relations section of our website, Investor.Proassurance.com.
We manage our investments to ensure that we will have sufficient liquidity to meet our obligations, taking into consideration the timing of cash flows from our investments, including interest payments, dividends and principal payments, as well as the expected cash flows to be generated by our operations. In addition to the interest and dividends we will receive, we anticipate that between $50 million and $100 million of our investments will mature (or be paid down) each quarter over the next twelve months and become available, if needed, to meet our cash flow requirements. The primary outflow of cash at our insurance subsidiaries is related to paid losses and operating costs, including income taxes. The payment of individual claims cannot be predicted with certainty; therefore, we rely upon the history of paid claims in estimating the timing of future claims payments. To the extent that we may have an unanticipated shortfall in cash we may either liquidate securities or borrow funds under existing borrowing arrangements through our credit facility and the FHLB system. Currently, $50 million could be made available for use through our credit facility, as discussed in this section under the heading "Debt." Given the duration of our investments, we do not foresee a shortfall that would require us to meet operating cash needs through additional borrowings. Additional information regarding the credit facility is detailed in Note 8 of the Notes to Condensed Consolidated Financial Statements.
As discussed in Note 3 of the Notes to Condensed Consolidated Financial Statements, our fixed maturity and short-term investments include securities deposited with Lloyd's in order to meet our FAL requirement. At March 31, 2017 securities on deposit with Lloyd's included fixed maturities having a fair value of $96.7 million and short-term investments with a fair value of $1.0 million.
Our investment portfolio continues to be primarily composed of high quality fixed income securities with approximately 93% of our fixed maturities being investment grade securities as determined by national rating agencies. The weighted average effective duration of our fixed maturity securities at March 31, 2017 was 3.43 years; the weighted average effective duration of our fixed maturity securities combined with our short-term securities was 3.10 years.
The carrying value and unfunded commitments for certain of our investments are the following:

	Carrying Value		March 31, 2017
($ in millions, except expected funding period)	March 31, 2017	December 31, 2016	Unfunded Commitment	Expected funding period in years
Qualified affordable housing project tax credit partnerships (1)	$99.0	$102.3	$1.4	6
Historic tax credit partnerships (2)	11.0	11.5	4.0	1
Investment fund LPs/LLCs (2)	267.6	274.0	133.0	6
Total	$377.6	$387.8	$138.4
(1) The carrying value reflects our total commitments (both funded and unfunded) to the partnerships, less any amortization, since our initial investment. We fund these investments based on funding schedules maintained by the partnerships.

(2) The carrying value reflects our funded commitments less any amortization.
Investment fund LPs/LLCs are by nature less liquid and may involve more risk than other investments. We manage our risk through diversification of asset class and geographic location. At March 31, 2017, we had investments in 25 separate investment funds with a total carrying value of $267.6 million (7% of our total investments). We review and monitor the performance of these investments on a quarterly basis.
Financing Activities and Related Cash Flows
Treasury Shares
During 2017 we have not repurchased any common shares and, as of April 30, 2017, our remaining Board authorization was approximately $109.6 million. During the three months ended March 31, 2016 we repurchased approximately 27,700 common shares, having a total cost of approximately $1.3 million.
Shareholder Dividends
Our Board of Directors declared quarterly cash dividends of $0.31 per share during the first quarters of both 2017 and 2016, each of which was paid in the following quarter. Dividends paid in the first quarters of 2017 and 2016 included special dividends of $4.69 and $1.00 per share, respectively, declared in the fourth quarters of 2016 and 2015, respectively. Any decision to pay future cash dividends is subject to the Board’s final determination after a comprehensive review of financial performance, future expectations and other factors deemed relevant by the Board.
Debt
At March 31, 2017 our debt included $250 million of outstanding unsecured senior notes. The notes bear interest at 5.3% annually and are due in 2023 although they may be redeemed in whole or part prior to maturity. There are no financial covenants associated with these notes.
We have a Revolving Credit Agreement which may be used for general corporate purposes, including, but not limited to, short-term working capital, share repurchases as authorized by the Board and support for other activities we enter into in the normal course of business. Our Revolving Credit Agreement permits borrowings of up to $200 million, and has available a $50 million accordion feature, which, if successfully subscribed, would expand permitted borrowings up to $250 million. At March 31, 2017 we had outstanding borrowings of $200 million under the Revolving Credit Agreement, on a fully secured basis. In April 2017, we repaid $10 million of the balance outstanding on the Revolving Credit Agreement and all remaining outstanding borrowings are repayable or renewable in the second quarter 2017. Repayment can be deferred until expiration of the Revolving Credit Agreement in June 2020. We are in compliance with the financial covenants of the Revolving Credit Agreement.
Additional information regarding our debt is provided in Note 8 of the Notes to Condensed Consolidated Financial Statements.
We are a member of two FHLBs. Through membership, we have access to secured cash advances which can be used for liquidity purposes or other operational needs. To date, we have not materially utilized our membership for borrowing purposes.

Results of Operations – Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
Selected consolidated financial data for each period is summarized in the table below.

	Three Months Ended March 31
($ in thousands, except per share data)	2017	2016	Change
Revenues:
Net premiums written	$204,227	$195,828	$8,399
Net premiums earned	$182,903	$177,579	$5,324
Net investment result	24,994	21,806	3,188
Net realized investment gains (losses)	13,280	(8,352)	21,632
Other income	1,821	2,354	(533)
Total revenues	222,998	193,387	29,611
Expenses:
Net losses and loss adjustment expenses	119,151	110,955	8,196
Underwriting, policy acquisition and operating expenses	57,108	56,889	219
Segregated portfolio cells dividend expense (income)	2,375	1,176	1,199
Interest expense	4,133	3,686	447
Total expenses	182,767	172,706	10,061
Income before income taxes	40,231	20,681	19,550
Income taxes	(1,224)	1,364	(2,588)
Net income	$41,455	$19,317	$22,138
Operating income	$33,401	$24,942	$8,459
Earnings per share:
Basic	$0.78	$0.36	$0.42
Diluted	$0.77	$0.36	$0.41
Operating earnings per share:
Basic	$0.63	$0.47	$0.16
Diluted	$0.62	$0.47	$0.15
Net loss ratio	65.1%	62.5%	2.6
Underwriting expense ratio	31.2%	32.0%	(0.8)
Combined ratio	96.3%	94.5%	1.8
Operating ratio	83.6%	80.2%	3.4
Effective tax rate	(3.0%)	6.6%	(9.6)
Return on equity*	9.1%	3.9%	5.2

* Annualized
In all tables that follow, the abbreviation "nm" indicates that the information or the percentage change is not meaningful.

Revenues
Our consolidated Net premiums earned were as follows:

	Three Months Ended March 31
($ in thousands)	2017	2016	Change
Net Premiums Earned
Specialty P&C	$113,058	$110,755	$2,303	2.1%
Workers' Compensation	55,283	54,383	900	1.7%
Lloyd's Syndicate	14,562	12,441	2,121	17.0%
Consolidated total	$182,903	$177,579	$5,324	3.0%
Consolidated Net premiums earned increased during the three months ended March 31, 2017, as compared to the same respective period of 2016 driven primarily by our Specialty P&C and Lloyd's Syndicate segments.
The following table shows our consolidated Net investment result:

	Three Months Ended March 31
($ in thousands)	2017	2016	Change
Net investment income	$23,186	$25,440	$(2,254)	(8.9%)
Equity in earnings (loss) of unconsolidated subsidiaries	1,808	(3,634)	5,442	(149.8%)
Net investment result	$24,994	$21,806	$3,188	14.6%
The increase in our Net investment result for the three months ended March 31, 2017 was primarily attributable to a $5.4 million increase in earnings from our unconsolidated subsidiaries due to higher reported earnings from our investments in LPs/LLCs. This increase was partially offset by a $2.5 million reduction in earnings from our fixed income portfolio, which reflected both lower yields and lower average investment balances. Operating losses on our tax credit partnerships were offset by reductions in our tax provision.
During the 2017 three-month period, we had Net realized investment gains of $13.3 million as compared to Net realized investment losses of $8.4 million for the same respective period of 2016. OTTI recognized in earnings were $0.2 million and $9.7 million for the three months ended March 31, 2017 and 2016, respectively.

Expenses
The following table shows our net loss ratio by segment:

	Three Months Ended March 31
($ in millions)	2017	2016	Change
Current accident year net loss ratio
Consolidated ratio	80.9%	78.6%	2.3
Specialty P&C	88.7%	88.8%	(0.1)
Workers' Compensation	67.0%	66.4%	0.6
Lloyd's Syndicate	72.9%	53.1%	19.8

Calendar year net loss ratio
Consolidated ratio	65.1%	62.5%	2.6
Specialty P&C	66.3%	64.3%	2.0
Workers' Compensation	62.7%	64.4%	(1.7)
Lloyd's Syndicate	65.3%	49.7%	15.6

Favorable net loss development, prior accident years
Consolidated	$28.8	$28.7	$0.1
Specialty P&C	$25.3	$27.2	$(1.9)
Workers' Compensation	$2.4	$1.1	$1.3
Lloyd's Syndicate	$1.1	$0.4	$0.7
The consolidated current accident year net loss ratio increased 2.3 percentage points for the 2017 three-month period as compared to the same respective period of 2016 driven by a higher net loss ratio in our Lloyd's Syndicate segment and the effect of a change in expense allocations during the second quarter of 2016, as discussed below.
Our consolidated calendar year net loss ratio for the current period was higher than our consolidated current accident year net loss ratio due to the recognition of net favorable loss development, as shown in the previous table.
Our consolidated and segment underwriting expense ratios were as follows:

	Three Months Ended March 31
	2017	2016	Change
Underwriting Expense Ratio
Consolidated	31.2%	32.0%	(0.8)
Specialty P&C	23.0%	22.6%	0.4
Workers' Compensation	30.2%	32.8%	(2.6)
Lloyd's Syndicate	42.7%	41.5%	1.2
Corporate*	4.5%	4.2%	0.3
* There are no Net premiums earned associated with the Corporate segment. Ratio shown is the contribution of the Corporate segment to the consolidated ratio (Corporate operating expenses divided by consolidated Net premium earned).

The decrease in the 2017 consolidated underwriting expense ratio was predominately driven by the effect of a change in the second quarter of 2016 in how the management fee was considered and allocated to Losses and loss adjustment expenses, which resulted in a 0.8 point decrease in our consolidated underwriting expense ratio in 2017 when compared to 2016. This decrease was entirely offset by a 0.8 point increase in our consolidated net loss ratio, and therefore had no effect on Net income in either period. We believe this change better reflects the involvement of senior management at a corporate level and their oversight of the claims process at the segment level.
During the period, the effect of higher Net premiums earned on the consolidated underwriting expense ratio was offset entirely by the effect of an increase in Underwriting, policy acquisition and operating expenses, both of which were driven by our Specialty P&C and Lloyd's Syndicate segments.

Taxes
Our projected effective tax rates for the first quarters of 2017 and 2016 were 4.8% and 5.0%, respectively, before discrete items were considered. Our projected effective tax rates for both the 2017 and 2016 three-month periods were different from the statutory federal income tax rate primarily due to a portion of our investment income being tax-exempt and the utilization of tax credits transferred to us from our tax credit partnership investments. Discrete items further reduced our projected effective tax rate for the 2017 three-month period by 7.8% and increased our effective tax rate by 1.6% for the 2016 three-month period, resulting in a total effective tax rate of a benefit of 3.0% and an expense of 6.6%, respectively. The application of new guidance related to the improvement in accounting for share-based payments was the notable discrete item during the 2017 three-month period (see further discussion under the heading "Taxes" within our Segment Operating Results - Corporate section that follows).
Operating Ratio and ROE
Our operating ratio (calculated as our combined ratio, less our investment income ratio) increased by 3.4 percentage points in the three months ended March 31, 2017. The increase principally reflected a higher net loss ratio in our Specialty P&C and Lloyd's Syndicate segments and a lower investment ratio due to a decline in income from our fixed maturity securities. This increase was partially offset by a decline in the expense ratio in our Workers' Compensation segment driven by the effect of non-recurring expenses in the 2016 three-month period.
ROE was 9.1% for the three months ended March 31, 2017 compared to 3.9% for the same period of 2016. The increase in 2017 was primarily due to Net realized investment gains as compared to Net realized investment losses during 2016.
Book Value per Share
We believe the declaration of dividends is currently our most effective use of capital even though, in the short-term, dividend declarations dampen growth in book value per share. Our book value per share at March 31, 2017 as compared to December 31, 2016 is shown in the following table.

Book Value Per Share
Book Value Per Share at December 31, 2016	$33.78
Increase (decrease) to book value per share during the three months ended March 31, 2017 attributable to:
Dividends declared	(0.31)
Net income	0.78
Increase in AOCI	0.05
Other	(0.11)
Book Value Per Share at March 31, 2017	$34.19

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
The following table is a reconciliation of Net income to Operating income:

	Three Months Ended March 31
(In thousands, except per share data)	2017	2016
Net income	$41,455	$19,317
Items excluded in the calculation of operating income:
Net realized investment (gains) losses	(13,280)	8,352
Net realized gains (losses) attributable to SPCs which no profit/loss is retained (1)	824	275
Guaranty fund assessments (recoupments)	65	27
Pre-tax effect of exclusions	(12,391)	8,654
Tax effect, at 35% (2)	4,337	(3,029)
Operating income	$33,401	$24,942
Per diluted common share:
Net income	$0.77	$0.36
Effect of exclusions	(0.15)	0.11
Operating income per diluted common share	$0.62	$0.47
(1) Net realized investment gains (losses) on investments related to our SPCs are recognized in the earnings of our Corporate segment and the portion of earnings related to the gain or loss, net of our participation, is distributed back to the cells through our SPC dividend expense (income). To be consistent with our exclusion of Net realized investment gains (losses) recognized in earnings, we are excluding the portion of Net realized investment gains (losses) that is included in SPC dividend expense (income) during all periods presented.

(2) The 35% rate above is the annual expected incremental tax rate associated with the taxable or tax deductible items listed. We record the provision for income taxes in our interim financial statements based upon our estimated annual effective tax rate. The effective tax rate for the period was applied to these items in calculating Net income. See previous discussion in this section under the heading "Taxes."

Segment Operating Results - Specialty Property & Casualty
Our Specialty P&C segment focuses on professional liability insurance and medical technology liability insurance as discussed in Note 12 of the Notes to Condensed Consolidated Financial Statements. Specialty P&C segment operating results reflect pre-tax underwriting profit or loss from these insurance lines, exclusive of investment results, which are included in our Corporate segment. Segment operating results for the three months ended March 31, 2017 and 2016 were $13.3 million and $15.8 million, respectively, and included the following:

	Three Months Ended March 31
($ in thousands)	2017	2016	Change
Net premiums written	$117,297	$119,662	$(2,365)	(2.0%)
Net premiums earned	$113,058	$110,755	$2,303	2.1%
Net losses and loss adjustment expenses	$74,994	$71,174	$3,820	5.4%
Underwriting, policy acquisition and operating expenses	$25,977	$25,054	$923	3.7%

Net loss ratio	66.3%	64.3%	2.0
Underwriting expense ratio	23.0%	22.6%	0.4
Premiums Written
Changes in our premium volume within our Specialty P&C segment are driven by four primary factors: (1) the amount of new business, (2) our retention of existing business, (3) the premium charged for business that is renewed, which is affected by rates charged and by the amount and type of coverage an insured chooses to purchase, and (4) the timing of premium written through multi-period policies. In addition, premium volume may periodically be affected by shifts in the timing of renewals between periods. The healthcare professional liability market, which accounts for a majority of the revenues in this segment, remains challenging as physicians continue joining hospitals or larger group practices and are thus no longer purchasing individual or group policies in the standard market. In addition, some competitors have chosen to compete primarily on price; both factors impact our ability to write new business and retain existing business.
Gross, ceded and net premiums written were as follows:

	Three Months Ended March 31
($ in thousands)	2017	2016	Change
Gross premiums written	$136,858	$138,246	$(1,388)	(1.0%)
Less: Ceded premiums written	19,561	18,584	977	5.3%
Net premiums written	$117,297	$119,662	$(2,365)	(2.0%)

Gross Premiums Written
Gross premiums written by component were as follows:

	Three Months Ended March 31
($ in thousands)	2017	2016	Change
Professional liability
Physicians (1)
Twelve month term	$89,742	$88,537	$1,205	1.4%
Twenty-four month term	5,860	8,625	(2,765)	(32.1%)
Total Physicians	95,602	97,162	(1,560)	(1.6%)
Healthcare facilities (2)(7)	12,170	12,676	(506)	(4.0%)
Other healthcare providers (3)	8,740	8,254	486	5.9%
Legal professionals (4)	7,892	7,880	12	0.2%
Tail coverages (5)	4,862	4,709	153	3.2%
Total professional liability	129,266	130,681	(1,415)	(1.1%)
Medical technology liability (6)	7,537	7,441	96	1.3%
Other	55	124	(69)	(55.6%)
Total	$136,858	$138,246	$(1,388)	(1.0%)

(1)
Physician policies were our greatest source of premium revenues in both 2017 and 2016. The increase in twelve month term policies during the 2017 three-month period was primarily due to new business written, including the the addition of one large policy and, to a lesser extent, timing differences related to the renewal of certain policies and an increase in coverage from one insured who merged with a larger entity who was not previously insured by us. The increase was largely offset by retention losses during 2017. We offer twenty-four month term policies to our physician insureds in one selected jurisdiction. The net decline in twenty-four month premium, as compared to 2016, primarily reflected the normal cycle of renewals (policies subject to renewal in 2017 were previously written in 2015 rather than in 2016).

(2)
Our healthcare facilities premium (which includes hospitals, surgery centers and other facilities) declined during the 2017 three-month period driven by timing differences related to the renewal of certain policies, partially offset by new business written. See discussion below in footnote 7 for additional information on premiums written in our SPCs.

(3)	Our other healthcare providers are primarily dentists, chiropractors and allied health professionals.

(4)
Our legal professionals policies are primarily individual and small group policies in select areas of practice. The slight increase during the 2017 three-month period was primarily due to new business written and, to a lesser extent, an increase in the rate charged for certain renewed policies, offset by retention losses. Retention losses are primarily driven by an increase in renewal pricing in certain jurisdictions as well as stricter underwriting standards.

(5)
We offer extended reporting endorsement or "tail" coverage to insureds who discontinue their claims-made coverage with us, and we also periodically offer "tail" coverage through custom policies. The amount of tail coverage premium written can vary widely from period to period.

(6)
Our medical technology liability business is marketed throughout the U.S.; coverage is offered on a primary basis, within specified limits, to manufacturers and distributors of medical technology and life sciences products including entities conducting human clinical trials. In addition to the previously listed factors that affect our premium volume, our medical technology liability premium volume is impacted by the sales volume of insureds. The slight increase during the 2017 three-month period was primarily due to new business written, offset almost entirely by retention losses, including the loss of one large policy. Retention losses are largely attributable to price competition and merger activity within the industry.

(7)
During 2016, we expanded our alternative market solutions by writing new healthcare premium in certain SPCs. For the 2017 and 2016 three-month periods, we wrote approximately $2.6 million and $2.0 million, respectively, of healthcare professional liability premium in our healthcare facilities line of business. All or a portion of the premium written was ceded to the SPCs at our wholly owned Cayman Islands reinsurance subsidiary, Eastern Re. Under the SPC structure, the net operating results of each cell, net of any participation we have taken in the SPCs, are due to the external owners of that cell. Our Specialty P&C segment does not currently participate in the cells that write HCPL premium, and therefore retains no underwriting profit or loss. However, we receive ceding commissions on the premium written which for the 2017 and 2016 three-month periods totaled $0.2 million and $0.1 million, respectively. Additional information regarding the SPCs is included in the Underwriting, Policy Acquisition and Operating Expense section that follows.
New business written by component on a direct basis was as follows:

	Three Months Ended March 31
(In millions)	2017	2016
Physicians	$6.4	$4.3
Healthcare facilities	1.0	2.8
Other healthcare providers	0.7	0.7
Legal professionals	0.9	1.4
Medical technology liability	1.2	1.4
Total	$10.2	$10.6
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
Retention by component was as follows:

	Three Months Ended March 31
	2017	2016
Physicians	90%	88%
Healthcare facilities	90%	74%
Other healthcare providers	85%	87%
Legal professionals	84%	71%
Medical technology liability*	80%	84%
* See Gross Premiums Written section above for further explanation of retention decline in 2017.
The pricing of our business includes the effects of filed rates, surcharges and discounts. Renewal pricing is also reflective of changes in our exposure base, deductibles, self-insurance retention limits and other policy terms. We continue to base our pricing on expected losses, as indicated by our historical loss data and available industry loss data. We are committed to a rate structure that will allow us to fulfill our obligations to our insureds, while generating competitive returns for our shareholders.
Changes in renewal pricing by component was as follows:

Three Months Ended March 31
2017
Physicians	1%
Healthcare facilities	—%
Other healthcare providers	1%
Legal professionals	4%
Medical technology liability	2%

Ceded Premiums Written
Ceded premiums represent the amounts owed to our reinsurers for their assumption of a portion of our losses. Through our current excess of loss reinsurance arrangements we generally retain the first $1 million in risk insured by us and cede coverages in excess of this amount. For our medical technology liability coverages, we also retain 10% of the next $9 million of risk for coverages in excess of $1 million. We pay our reinsurers a ceding premium in exchange for their accepting the risk, the ultimate amount of which is determined by the loss experience of the business ceded, subject to certain minimum and maximum amounts.
Ceded premiums written were as follows:

	Three Months Ended March 31
($ in thousands)	2017	2016	Change
Excess of loss reinsurance arrangements (1)	$8,072	$6,523	$1,549	23.7%
Premium ceded to Syndicate 1729 (2)	4,263	4,514	(251)	(5.6%)
Other shared risk arrangements (3)	8,446	8,868	(422)	(4.8%)
Other ceded premiums written	880	989	(109)	(11.0%)
Reduction in premiums owed under reinsurance agreements, prior accident years, net (4)	(2,100)	(2,310)	210	9.1%
Total ceded premiums written	$19,561	$18,584	$977	5.3%

(1)
We generally reinsure risks under our excess of loss reinsurance arrangements pursuant to which the reinsurers agree to assume all or a portion of all risks that we insure above our individual risk retention levels, up to the maximum individual limits offered. In the majority of our excess of loss reinsurance arrangements, the premium due to the reinsurer is determined by the loss experience of the business reinsured, subject to certain minimum and maximum amounts. The increase in ceded premiums written under our excess of loss reinsurance arrangements for the 2017 three-month period primarily reflected adjustments to the premiums we expect to owe our reinsurers based upon adjustments to our estimates of losses that are attributable to our reinsurance partners. For the 2017 three-month period, we increased our estimate of premiums we expect to owe our reinsurers whereas in the 2016 three-month period we decreased this estimate.

(2)
As previously discussed, we are a 58% participant in Syndicate 1729 and record our pro rata share of its operating results in our Lloyd's Syndicate segment on a quarter delay. We also record the cession to the Lloyd's Syndicate segment from our Specialty P&C segment on a quarter delay as the amounts are not material and this permits the cession to be reported by both the Lloyd's Syndicate segment and the Specialty P&C segment in the same reporting period. As our premiums are earned, we recognize the related ceding commission income which reduces underwriting expense by offsetting DPAC amortization. For the 2017 and 2016 three-month periods the related ceding commission income was approximately 27% of ceded premiums written. For our consolidated results, eliminations of the inter-segment portion (58% of the Specialty P&C cession) of the transactions are also recorded on a quarter delay. See Lloyd's Syndicate segment results for further discussion on revisions to the quota share agreement as of the most recent renewal date.

(3)
We have entered into various shared risk arrangements, including quota share, fronting, and captive arrangements, with certain large healthcare systems and other insurance entities. These arrangements include our Ascension Health and CAPAssurance programs. While we cede a large portion of the premium written under these arrangements, they provide us an opportunity to grow net premium through strategic partnerships. The decrease in the 2017 three-month period was primarily due to the effect of a large tail policy that was written and ceded in the first quarter of 2016 with no similar policy written in the first quarter of 2017, almost entirely offset by growth in our Ascension Health and CAPAssurance programs.

(4)
Given the length of time that it takes to resolve our claims, many years may elapse before all losses recoverable under a reinsurance arrangement are known. As a part of the process of estimating our loss reserve we also make estimates regarding the amounts recoverable under our reinsurance arrangements. As previously discussed, the premiums ultimately ceded under our excess of loss reinsurance arrangements are subject to the losses ceded under the arrangements. In both 2017 and 2016, on a net basis, we reduced our estimate of expected losses and associated recoveries for prior year ceded losses, as well as our estimate of ceded premiums owed to reinsurers. Changes to estimates of premiums ceded related to prior accident years are fully earned in the period the changes in estimates occur.

Ceded Premiums Ratio
As shown in the table below, our ceded premiums ratio was affected in both 2017 and 2016 by revisions to our estimate of premiums owed to reinsurers related to coverages provided in prior accident years.

	Three Months Ended March 31
	2017	2016	Change
Ceded premiums ratio, as reported	14.3%	13.4%	0.9
Less the effect of reduction in premiums owed under reinsurance agreements, prior accident years (as previously discussed)	(1.5%)	(1.7%)	0.2
Ratio, current accident year	15.8%	15.1%	0.7
The increase in the current accident year ceded premiums ratio for the 2017 three-month period was primarily attributable to an increase in premium ceded under our excess of loss reinsurance arrangements, somewhat offset by a decrease in premiums written in our shared risk arrangements (see discussion under the heading "Ceded Premiums Written").
Net Premiums Earned
Net premiums earned were as follows:

	Three Months Ended March 31
($ in thousands)	2017	2016	Change
Gross premiums earned	$131,782	$129,181	$2,601	2.0%
Less: Ceded premiums earned	18,724	18,426	298	1.6%
Net premiums earned	$113,058	$110,755	$2,303	2.1%
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
The increase in gross premiums earned during the 2017 three-month period primarily reflected the pro rata effect of higher premiums written during the preceding twelve months, predominantly in our healthcare facilities line of business. Prior accident year ceded premiums reductions were $0.2 million lower than for the 2016 three-month period (see discussion in this section under the heading "Ceded Premiums Written").
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

The following table summarizes calendar year net loss ratios by separating losses between the current accident year and all prior accident years. Additionally, the table shows our current accident year net loss ratio was affected by revisions to our estimate of premiums owed to reinsurers related to coverages provided in prior accident years. Net loss ratios for the period were as follows:

	Net Loss Ratios (1)
	Three Months Ended March 31
	2017	2016	Change
Calendar year net loss ratio	66.3%	64.3%	2.0
Less impact of prior accident years on the net loss ratio	(22.4%)	(24.5%)	2.1
Current accident year net loss ratio	88.7%	88.8%	(0.1)
Less estimated ratio increase (decrease) attributable to:
Ceded premium reductions, prior accident years (2)	(1.7%)	(1.9%)	0.2
Current accident year net loss ratio, excluding the effect of prior year ceded premium (3)	90.4%	90.7%	(0.3)

(1)	Net losses, as specified, divided by net premiums earned.

(2)
Reductions to premiums owed under reinsurance agreements for prior accident years increased net premiums earned (the denominator of the current accident year ratio) in both 2017 and 2016. See the discussion in the Premiums section for our Specialty P&C segment under the heading "Ceded Premiums Written" for additional information.

(3)
The slight decrease in the current accident year net loss ratio primarily reflected changes in expected loss costs related to mass tort litigation, partially offset by changes in the mix of business. While we increased our reserves related to mass tort litigation in both the 2017 and 2016 three-month periods, the increase was substantially less in the 2017 three-month period and resulted in an 1.0 percentage point decrease to the current accident year net loss ratio in the 2017 three-month period.

During the three months ended March 31, 2017 and 2016, we recognized net favorable loss development related to our previously established reserves of $25.3 million and $27.2 million, respectively. We re-evaluate our previously established reserve each quarter based on our most recently available claims data and currently available industry trend information. Development recognized during the three months ended March 31, 2017 principally related to accident years 2009 through 2014. Development recognized during the three months ended March 31, 2016 principally related to accident years 2009 through 2013.
A detailed discussion of factors influencing our recognition of loss development is included in our Critical Accounting Estimates section under the heading "Reserve for Losses and Loss Adjustment Expenses" and in our 2016 Form 10-K under the same heading. Assumptions used in establishing our reserve are regularly reviewed and updated by management as new data becomes available. Any adjustments necessary are reflected in the then current operations. Due to the size of our reserve, even a small percentage adjustment to the assumptions can have a material effect on our results of operations for the period in which the change is made, as was the case in both 2017 and 2016.

Underwriting, Policy Acquisition and Operating Expenses
Specialty P&C underwriting, policy acquisition and operating expenses for the three months ended March 31, 2017 and 2016 were comprised as follows:

	Three Months Ended March 31
($ in thousands)	2017	2016	Change
Specialty P&C segment:
DPAC amortization	$11,185	$10,919	$266	2.4%
Management fees	1,652	1,667	(15)	(0.9%)
Other underwriting and operating expenses	13,140	12,468	672	5.4%
Total	$25,977	$25,054	$923	3.7%
DPAC amortization was relatively flat for the three months ended March 31, 2017 as compared to the same period in 2016.
Management fees are charged pursuant to a management agreement by the Corporate segment to the operating subsidiaries within our Specialty P&C segment for services provided, based on the extent to which services are provided to the subsidiary and the amount of premium written by the subsidiary. While the terms of the management agreement were consistent between 2016 and 2017, fluctuations in the amount of premium written by each subsidiary can result in corresponding variations in the management fee charged to each subsidiary during a particular period.
Other underwriting and operating expenses increased slightly during the three months ended March 31, 2017 as compared to the same period in 2016 primarily due to an increase in compensation related expenses and costs associated with the amortization of new software that was put into service during the first quarter of 2017.
Underwriting Expense Ratio (the Expense Ratio)
The underwriting expense ratio for the Specialty P&C segment reflected a slight increase for the 2017 three-month period, as compared to the same period of 2016, primarily due to an increase in other underwriting and operating expenses, as discussed above. The underwriting expense ratio for Specialty P&C is shown below:

	Three Months Ended March 31
	2017	2016	Change
Underwriting expense ratio	23.0%	22.6%	0.4
Segregated Portfolio Cell Dividend Expense (Income)
During 2016, we expanded our alternative market solutions by writing HCPL premium in three SPCs at Eastern Re. Consistent with the SPC structure discussed in the our Workers' Compensation segment section that follows, the net operating results of each cell, net of any participation we have taken in the SPCs, are due to the external owners of that cell. Our Specialty P&C segment does not currently participate in the cells that write HCPL premium, and therefore retains no profit or loss. SPC dividend expense (income) was nominal in amount for the three months ended March 31, 2017. There was no related SPC dividend expense (income) for the three months ended March 31, 2016. See the Underwriting, Policy Acquisition and Operating Expense section in our Workers' Compensation segment results for more information on our SPCs.

Segment Operating Results - Workers' Compensation
Our Workers' Compensation segment provides traditional workers' compensation insurance products to employers with 1,000 or fewer employees and alternative market solutions, as discussed in Note 12 of the Notes to Condensed Consolidated Financial Statements. Segment operating results reflect pre-tax underwriting profit or loss, which includes SPC dividend expense (income). Investment results, which includes the SPC investment results, are included in our Corporate segment. Segment operating results were net earnings of $2.9 million and $1.3 million for the three months ended March 31, 2017 and 2016, respectively.

	Three Months Ended March 31
($ in thousands)	2017	2016	Change
Net premiums written	$75,570	$69,551	$6,019	8.7%
Net premiums earned	$55,283	$54,383	$900	1.7%
Net losses and loss adjustment expenses	$34,650	$35,027	$(377)	(1.1%)
Underwriting, policy acquisition and operating expenses	$16,691	$17,829	$(1,138)	(6.4%)
SPC dividend expense (income) (1)	$1,174	$713	$461	64.7%

Net loss ratio
Traditional business	65.0%	66.5%	(1.5)
Alternative market business	56.6%	58.3%	(1.7)
Segment results	62.7%	64.4%	(1.7)

Underwriting expense ratio
Traditional business	30.0%	33.4%	(3.4)
Alternative market business	30.6%	31.1%	(0.5)
Segment results	30.2%	32.8%	(2.6)
(1) Represents the underwriting profit (loss) attributable to the alternative market business ceded to the SPCs at Eastern Re, net of our participation.
Premiums Written
Our workers’ compensation premium volume is driven by four primary factors: (1) the amount of new business written, (2) audit premium, (3) retention of our existing book of business, and (4) premium rates charged on our renewal book of business.
Gross, ceded and net premiums written were as follows:

	Three Months Ended March 31
($ in thousands)	2017	2016	Change
Gross premiums written
Traditional business*	$53,031	$51,677	$1,354	2.6%
Alternative market business	31,199	26,370	4,829	18.3%
Segment results	84,230	78,047	6,183	7.9%
Less: Ceded premiums written
Traditional business	1,955	2,500	(545)	(21.8%)
Alternative market business*	6,705	5,996	709	11.8%
Segment results	8,660	8,496	164	1.9%
Net premiums written
Traditional business	51,076	49,177	1,899	3.9%
Alternative market business	24,494	20,374	4,120	20.2%
Segment results	$75,570	$69,551	$6,019	8.7%
* Traditional gross premiums written and alternative market ceded premiums written for the 2017 and 2016 three-month periods are reported net of alternative market premiums assumed by our traditional business totaling $0.2 million and $0.3 million, respectively.

Our traditional workers’ compensation insurance products include guaranteed cost, dividend, deductible and retrospectively-rated policies. Our alternative market business is 100% ceded to either the SPCs at our wholly owned Cayman Islands reinsurance subsidiary, Eastern Re, or to unaffiliated captive insurers. As of March 31, 2017, there were 23 (20 active) SPCs at Eastern Re and 4 active alternative market programs with unaffiliated captive insurers.
Additional information regarding the structure of the SPCs is included in the Underwriting, Policy Acquisition and Operating Expense section that follows.
Gross Premiums Written
Gross premiums written in our traditional and alternative market business for the three months ended March 31, 2017 and 2016 are reflected in the table on the previous page. The increase in gross premiums written for the three months ended March 31, 2017 primarily reflected new business written and an increase in retention rate, partially offset by a decrease in renewal rates and a decrease in audit premium. We retained all 10 of the available alternative market programs up for renewal for the three months ended March 31, 2017.
New business, audit premium, retention and renewal price changes for both the traditional business and the alternative market business for 2017 and 2016 are shown in the table below:

	Three Months Ended March 31
	2017			2016
($ in millions)	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results
New business	$9.4	$4.6	$14.0	$5.1	$4.3	$9.4
Audit premium (including EBUB)	$1.0	$0.2	$1.2	$1.5	$—	$1.5
Retention rate (1)	85%	96%	89%	87%	92%	88%
Change in renewal pricing (2)	(4%)	(4%)	(3%)	(2%)	(2%)	(2%)

(1) We calculate our workers' compensation retention rate as annualized expiring renewed premium divided by all annualized expiring premium subject to renewal. Our retention rate can be impacted by various factors, including price or other competitive issues, insureds being acquired, or a decision not to renew based on our underwriting evaluation.

(2) The pricing of our business includes an assessment of the underlying policy exposure and the effects of current market conditions. We continue to base our pricing on expected losses, as indicated by our historical loss data. The renewal rate decreases reflected the competitive workers’ compensation environment.

Ceded Premiums Written
Ceded premiums written reflected our external reinsurance programs and alternative market business ceded to unaffiliated captive insurance companies.
Ceded premiums written were as follows:

	Three Months Ended March 31
($ in thousands)	2017	2016	Change
Premiums ceded to external reinsurers
Traditional business	$2,759	$2,481	$278	11.2%
Alternative market business	3,008	2,326	682	29.3%
Segment results	5,767	4,807	960	20.0%
Change in return premium estimate under external reinsurance
Traditional business	(804)	19	(823)	(4,331.6%)
Alternative market business	—	—	—	nm
Segment results	(804)	19	(823)	(4,331.6%)
Premiums ceded to unaffiliated captive insurers
Traditional business	—	—	—	nm
Alternative market business	3,697	3,670	27	0.7%
Segment results	3,697	3,670	27	0.7%
Total ceded premiums written
Traditional business	1,955	2,500	(545)	(21.8%)
Alternative market business	6,705	5,996	709	11.8%
Segment results	$8,660	$8,496	$164	1.9%
We retain the first $0.5 million in risk insured by us on our traditional business and cede losses in excess of this amount on each loss occurrence under our primary external reinsurance contract. The traditional external reinsurance contract contains a return premium provision under which we estimate return premium based on the underlying loss experience of policies covered under the contract. Changes in the return premium estimate reflected the loss experience under the reinsurance contract for the three months ended March 31, 2017 and 2016. In our alternative market business, the risk retention for each loss occurrence ranges from $0.3 million to $0.35 million based on the alternative market program. We cede 100% of premiums written under four alternative market programs to unaffiliated captive insurers.
Premiums ceded to external reinsurers in our traditional business increased during the three months ended March 31, 2017, which primarily reflected an increase in reinsurance rates for the contract year effective May 1, 2016.
The increase in the return premium estimate for the three months ended March 31, 2017 primarily reflected loss experience under the current reinsurance contract year effective May 1, 2016, partially offset by changes in loss experience under contract years prior to 2014. The change in the return premium estimate for the three months ended March 31, 2016 reflected reinsured claim activity that reduced the return premium estimate primarily for the 2014 reinsurance contract year.
Calendar year incurred losses ceded to our external reinsurers in both our traditional and alternative market business totaled $5.1 million for the three months ended March 31, 2017 and $10.3 million for the same respective period of 2016. The decrease in ceded incurred losses reflected a reduction in loss severity in 2017 as compared to 2016.

Ceded Premiums Ratio
Ceded premiums ratio was as follows:

	Three Months Ended March 31
	2017			2016
	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results
Ceded premiums ratio, as reported	3.7%	21.5%	10.3%	4.8%	22.7%	10.9%
Less the effect of:
Return premium estimated under external reinsurance	(1.5%)	—%	(1.0%)	—%	—%	—%
Premiums ceded to unaffiliated captive insurers (100%)	—%	10.6%	4.2%	—%	12.5%	4.4%
Ceded premiums ratio, less the effects of above	5.2%	10.9%	7.1%	4.8%	10.2%	6.5%
Per our reinsurance agreements, we cede premiums related to our traditional business on an earned premium basis, whereas alternative market premiums are ceded on a written premium basis. The increase in the traditional ceded premiums ratio, less the effect of return premiums, primarily reflected the increase in reinsurance rates as discussed previously. The increase in the alternative markets ceded premium ratio, less the effect of premiums ceded to the unaffiliated captive insurers, primarily reflected premiums ceded to our external reinsurers related to the SPCs at Eastern Re. The reinsurance rate for our alternative market business varies by program.
Net Premiums Earned
Net premiums earned were as follows:

	Three Months Ended March 31
($ in thousands)	2017	2016	Change
Gross premiums earned
Traditional business*	$41,768	$42,650	$(882)	(2.1%)
Alternative market business	19,446	18,294	1,152	6.3%
Segment results	61,214	60,944	270	0.4%
Less: Ceded premiums earned
Traditional business	1,955	2,500	(545)	(21.8%)
Alternative market business*	3,976	4,061	(85)	(2.1%)
Segment results	5,931	6,561	(630)	(9.6%)
Net premiums earned
Traditional business	39,813	40,150	(337)	(0.8%)
Alternative market business	15,470	14,233	1,237	8.7%
Segment results	$55,283	$54,383	$900	1.7%
* Traditional gross premiums earned and alternative market ceded premiums earned for the 2017 and 2016 three-month periods are reported net of alternative market premiums assumed by our traditional business totaling $0.1 million and $0.2 million, respectively.

Net premiums earned consist of gross premiums earned less the portion of earned premiums that we cede to our reinsurers for their assumption of a portion of our losses. Our workers’ compensation policies are twelve-month policies and premiums are earned on a pro rata basis over the policy period. Net premiums earned also include premium adjustments related to the audit of our insureds' payrolls. Payroll audits are conducted subsequent to the end of the policy period and any related adjustments are recorded as fully earned in the current period. In addition, we record an estimate for EBUB and evaluate the estimate on a quarterly basis. We did not adjust the EBUB estimate during the three months ended March 31, 2017 and 2016.

Losses and Loss Adjustment Expenses
The following table summarizes calendar year net loss ratios by separating losses between the current accident year and all prior accident years. Calendar year net loss ratios by component were as follows:

	Net Loss Ratios
	Three Months Ended March 31
	2017			2016			Change
	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results
Calendar year net loss ratio*	65.0%	56.6%	62.7%	66.5%	58.3%	64.4%	(1.5)	(1.7)	(1.7)
Less impact of prior accident years on the net loss ratio	(1.0%)	(12.9%)	(4.3%)	(1.0%)	(4.8%)	(2.0%)	—	(8.1)	(2.3)
Current accident year net loss ratio	66.0%	69.5%	67.0%	67.5%	63.1%	66.4%	(1.5)	6.4	0.6
Less impact of audit premium on loss ratio	—%	(0.8%)	(0.2%)	—%	0.1%	—%	—	(0.9)	(0.2)
Current accident year net loss ratio, excluding the effect of audit premium	66.0%	70.3%	67.2%	67.5%	63.0%	66.4%	(1.5)	7.3	0.8
* The net loss ratios for the 2017 and 2016 three-month periods in the above tables are calculated before the impact the $0.1 million and $0.2 million of premiums earned that is assumed by and ceded from the traditional and alternative markets business, respectively.

The current accident year net loss ratio in our traditional business decreased during the 2017 three-month period which primarily reflected favorable 2017 claim trends, including a decrease in winter weather claims activity in 2017 as compared to 2016 and overall favorable trends in claim closing results. The increase in the current accident year net loss ratio in our alternative market business for the 2017 three-month period primarily reflected an increase in claims activity in certain programs.
We recognized net favorable prior year development related to our previously established reserve of $2.4 million for the three months ended March 31, 2017 and $1.1 million for the same respective period of 2016. The net favorable prior year development included $0.4 million related to amortization of the purchase accounting fair value adjustment for our traditional business for both 2017 and 2016. It also included net favorable prior year development for our alternative market business of $2.0 million and $0.7 million for the three months ended March 31, 2017 and 2016, respectively. The prior year favorable development reflected better than expected claims trends in the 2015 and 2016 accident years.
Within our alternative market business, audit premium from insureds results in a decrease in the net loss ratio, whereas audit premium returned to insureds results in an increase in the net loss ratio. We recognized audit premium of $0.2 million in the three months ended March 31, 2017 and a nominal amount in the three months ended March 31, 2016, the effect of which is reflected in the tables above.
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

Underwriting, Policy Acquisition and Operating Expenses
Underwriting, policy acquisition and operating expenses includes the amortization of commissions, premium taxes and underwriting salaries, which are capitalized and deferred over the related workers’ compensation policy period, net of external ceding commissions earned. The capitalization of these costs can vary as they are subject to the success rate of our contract acquisition efforts. These expenses also include a management fee charged by the Corporate segment, which represents intercompany charges pursuant to a management agreement and the amortization of intangible assets related to the acquisition of Eastern Re by ProAssurance. The fee is based on the extent to which services are provided to the subsidiary and the amount of premium written by the subsidiary.
The table below provides a comparison of underwriting, policy acquisition and operating expenses:

	Three Months Ended March 31
($ in thousands)	2017	2016	Change
Traditional business	$11,977	$13,475	$(1,498)	(11.1%)
Alternative market business	4,714	4,354	360	8.3%
Underwriting, policy acquisition and operating expenses	$16,691	$17,829	$(1,138)	(6.4%)
The decrease in underwriting, policy acquisition and operating expenses in the 2017 three-month period as compared to the same period of 2016 was primarily due to a reduction in intangible asset amortization of $0.6 million and the effect of a $0.6 million pension settlement charge related to the termination of a legacy Eastern pension plan in the first quarter of 2016.
Underwriting Expense Ratio (the Expense Ratio)
The underwriting expense ratio for the Workers' Compensation segment included the impact of the following:

	Underwriting Expense Ratios
	Three Months Ended March 31
	2017			2016			Change
	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results
Underwriting expense ratio, as reported*	30.0%	30.6%	30.2%	33.4%	31.1%	32.8%	(3.4)	(0.5)	(2.6)
Less estimated ratio increase (decrease) attributable to:
Non-recurring/unusual expenses	—%	—%	—%	1.6%	—%	1.2%	(1.6)	—	(1.2)
Amortization of intangible assets	1.8%	—%	1.3%	3.2%	—%	2.4%	(1.4)	—	(1.1)
Management fee	1.6%	—%	1.1%	1.5%	—%	1.1%	0.1	—	—
Impact of audit premium	(0.7%)	(0.3%)	(0.6%)	(1.0%)	—%	(0.8%)	0.3	(0.3)	0.2
Impact of return premium estimate	(0.6%)	—%	(0.4%)	—%	—%	—%	(0.6)	—	(0.4)
Underwriting expense ratio, less listed effects	27.9%	30.9%	28.8%	28.1%	31.1%	28.9%	(0.2)	(0.2)	(0.1)
* The underwriting expense ratios for 2017 and 2016 three-month periods in the above tables are calculated before the impact the $0.1 million and $0.2 million of premiums earned that is assumed by and ceded from the traditional and alternative markets business, respectively.

The decrease in the traditional expense ratio for the three months ended March 31, 2017, exclusive of the items noted in the tables, primarily reflected prudent expense management. There were no individually significant variances by expense category that contributed to the decrease in the expense ratio. The decrease in the alternative markets expense ratio primarily reflected ceding commissions, which vary by program.
Non-recurring expenses for the three months ended March 31, 2016 in the above table reflected a pension settlement charge, as discussed above.

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
The SPC financial results are included in the table below. The SPC dividend expense (income) represents the operating results of each cell in the aggregate.
SPC dividend expense (income) was as follows:

	Three Months Ended March 31
($ in thousands)	2017	2016	Change
Net premiums earned	$15,417	$13,994	$1,423	10.2%
Other income	20	4	16	400.0%
Less: Net losses and loss adjustment expenses	8,727	8,152	575	7.1%
Less: Underwriting, policy acquisition and operating expenses	4,714	4,354	360	8.3%
SPC net operating results - profit/(loss)	1,996	1,492	504	33.8%
Less: Eastern participation - profit/(loss)	822	779	43	5.5%
SPC dividend expense (income)	$1,174	$713	$461	64.7%
The increase in SPC dividend expense, for the three months ended March 31, 2017, reflected an increase in net premiums earned and an improvement in both the loss and expense ratios.

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
Syndicate 1729 covers a range of property and casualty insurance and reinsurance lines, and has a maximum underwriting capacity of £100.0 million for the 2017 underwriting year, of which £57.6 million ($72.3 million based on March 31, 2017 exchange rates) is our allocated underwriting capacity. We are required to provide capital (also referred to as FAL) of up to $200 million through 2022 to support our underwriting capacity and are meeting our FAL requirement with investment securities held at Lloyd's. Our FAL securities had a fair value of $97.7 million at March 31, 2017, as discussed in Note 3 of the Notes to Condensed Consolidated Financial Statements.
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
Our Lloyd's Syndicate segment reported a net operating loss of $0.4 million for the three months ended March 31, 2017, as compared to net operating income of $1.6 million for the same period of 2016, and results were composed as follows:

	Three Months Ended March 31
($ in thousands)	2017	2016	Change
Gross premiums written	$12,713	$6,896	$5,817	84.4%
Net premiums written	$11,360	$6,615	$4,745	71.7%
Net premiums earned	$14,562	$12,441	$2,121	17.0%
Net investment income	$372	$315	$57	18.1%
Net losses and loss adjustment expenses	$9,507	$6,189	$3,318	53.6%
Underwriting, policy acquisition and operating expenses	$6,211	$5,167	$1,044	20.2%
Income tax expense (benefit)	$(7)	$84	$(91)	(108.3%)

Net loss ratio	65.3%	49.7%	15.6
Underwriting expense ratio	42.7%	41.5%	1.2
Gross premiums written in the 2017 three-month period consisted of casualty coverages (58% of total gross written premium), property insurance coverages (37%) and property reinsurance coverages (5%). Net premiums written increased $4.7 million in the 2017 three-month period as a result of both new business written and volume increases on renewal business.
As discussed in our Specialty P&C segment operating results, Syndicate 1729 serves as a reinsurer on a quota share basis for a wholly owned insurance subsidiary in our Specialty P&C segment. For premium assumed, we include in written premium an estimate of all premiums to be earned over the entire period covered by the reinsurance agreement, generally one year, in the quarter in which the reinsurance agreement becomes effective. The quota share agreement with our Specialty P&C segment renewed effective January 1, 2017 and reflected revised contract terms which reduced premium assumed by Syndicate 1729 by essentially half. Currently, there are no plans to renew the quota share agreement on the next renewal date on January 1, 2018. Results from this ceding arrangement are reported in the Specialty P&C segment on the same quarter delay in order to be consistent with the Lloyd's Syndicate segment as the effect of doing so is not material and thus the change to the reinsurance terms described above will not be reflected in our operating results until the second quarter of 2017.
The 2015 calendar year quota share arrangement with our Specialty P&C segment was commuted in December 2016. Due to the reporting delay, the effect of the commutation was reported by both segments in results during the first quarter of 2017 and is reflected in the three months ended March 31, 2017. The commutation did not differ significantly from previously recorded amounts.
Net premiums earned consist of gross premiums earned less the portion of earned premiums that we cede to our reinsurers for their assumption of a portion of our losses. Policies written to date primarily carry a term of one year. Because premiums are generally earned pro rata over the entire policy period, fluctuations in premiums earned tend to lag those of premiums written. Additionally, premiums for certain policies and assumed reinsurance contracts are reported subsequent to the coverage period and/or may be subject to adjustment based on loss experience. These premium adjustments are earned when reported, which can result in further fluctuation in earned premium. Net premiums earned reported for the three months ended March 31,

2017 and 2016 included premium assumed from our Specialty P&C segment of approximately $3.5 million and $3.6 million, respectively.
Losses for the period were primarily recorded using the loss assumptions by risk category incorporated into the business plan submitted to Lloyd's for Syndicate 1729 with consideration given to loss experience incurred to date. The assumptions used in the business plan were consistent with loss results reflected in Lloyd's historical data for similar risks. We expect loss ratios to fluctuate from quarter to quarter as Syndicate 1729 writes more business and the book begins to mature. The loss ratios will also fluctuate due to the timing of earned premium adjustments described above. Premium and exposure for some of Syndicate 1729's insurance policies and reinsurance contracts are initially estimated and subsequently adjusted over an extended period of time as reports are received under binding authority programs. When reports are received, the premium, exposure and corresponding loss estimates are revised accordingly. Changes in loss estimates due to premium or exposure fluctuations are incurred in the accident year in which the premium is earned. The net loss ratio for the three months ended March 31, 2017 reflected a 15.6% increase when compared to the same period in 2016. During the first quarter of 2016, the net loss ratio was lower than in prior periods, reflecting significant fluctuations related to timing differences in premiums earned as well as a decline of approximately 2.5% due to reductions in ultimate loss estimates. These loss estimates were related to accounts which were in run off at the end of the first quarter of 2016. Additionally, increases during the 2017 three-month period were attributable to shifts in the mix of business as well as increased reliance on the actual loss experience on the book of business written by Syndicate 1729. Partially offsetting these increases was the effect of a reduction in net favorable prior year development recognized of $1.1 million during the 2017 three-month period, compared to $0.4 million in the prior period.
Underwriting expenses increased by $1.0 million for the three months ended March 31, 2017 as compared to the same period in 2016 and primarily reflected the anticipated growth in Syndicate 1729 operations. As operations have matured, the total amount of underwriting salaries has increased along with the number of policies successfully written. Underwriting compensation is capitalized as DPAC only when efforts are successful and amounts capitalized in the three months ended March 31, 2017 were greater than in the same period of 2016. The increase in the 2017 expense ratio was primarily due to the timing of certain expenses relative to the increase in earned premiums. We continue to anticipate a reduction to the ratio as the level of net premiums earned is expected to continue to grow.
Net investment income for the 2017 and 2016 three-month periods was primarily attributable to interest earned on the FAL investments. Our FAL investments are primarily short-term investments and investment-grade corporate debt securities.
Operating results of this segment are subject to U.K. income tax law. Tax expense incurred in 2016 reflected the use of prior year Syndicate 1729 operating losses to offset current period Syndicate 1729 operating results.

Segment Operating Results - Corporate
Segment operating results for our Corporate segment were net earnings of $25.6 million and $0.7 million for the three months ended March 31, 2017 and 2016, respectively. Operating results included the following:

	Three Months Ended March 31
($ in thousands)	2017	2016	Change
Net investment income	$22,814	$25,125	$(2,311)	(9.2%)
Equity in earnings (loss) of unconsolidated subsidiaries	$1,808	$(3,634)	$5,442	149.8%
Total net realized investment gains (losses)	$13,253	$(8,347)	$21,600	258.8%
Operating expense	$8,315	$7,507	$808	10.8%
SPC dividend expense (income) (1)	$1,229	$463	$766	165.4%
Interest expense	$4,133	$3,686	$447	12.1%
Income tax expense (benefit)	$(1,217)	$1,280	$(2,497)	(195.1%)
(1) Represents the investment results attributable to the SPCs at Eastern Re, net of our participation.
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
Net investment income by investment category was as follows:

	Three Months Ended March 31
($ in thousands)	2017	2016	Change
Fixed maturities	$19,725	$22,246	$(2,521)	(11.3%)
Equities	3,644	3,643	1	—%
Short-term and Other investments	778	395	383	97.0%
BOLI	455	460	(5)	(1.1%)
Investment fees and expenses	(1,788)	(1,619)	(169)	(10.4%)
Net investment income	$22,814	$25,125	$(2,311)	(9.2%)
Fixed Maturities
The decrease in our income from fixed maturity securities for the 2017 three-month period was due to lower yields and lower average investment balances. We reduced the size of our fixed portfolio over the last year in order to pay dividends and invest in other asset classes. On an overall basis our average investment in fixed maturity securities was approximately 4% lower for the 2017 three-month period as compared to the same respective period in 2016.
Average yields for our fixed maturity portfolio were as follows:

	Three Months Ended March 31
	2017	2016
Average income yield	3.2%	3.5%
Average tax equivalent income yield	3.6%	3.9%
Equities
Income from our equity portfolio remained flat during the 2017 three-month period as compared to the same period in 2016.

Equity in Earnings (Loss) of Unconsolidated Subsidiaries
Equity in earnings (loss) of unconsolidated subsidiaries is derived from our investment interests accounted for under the equity method. Results were as follows:

	Three Months Ended March 31
($ in thousands)	2017	2016	Change
Investment LPs/LLCs	$5,533	$1,804	$3,729	206.7%
Tax credit partnerships	(3,725)	(5,438)	1,713	(31.5%)
Equity in earnings (loss) of unconsolidated subsidiaries	$1,808	$(3,634)	$5,442	(149.8%)
We hold interests in certain LPs/LLCs that generate earnings from trading portfolios, secured debt, debt securities, multi-strategy funds and private equity investments. The performance of the LPs is affected by the volatility of equity and credit markets. Our investment LPs/LLCs results for the 2017 three-month period were affected primarily by higher reported earnings from several LPs.
Our tax credit investments are designed to generate returns in the form of tax credits and tax-deductible project operating losses and are comprised of qualified affordable housing tax credit partnership interests and historic tax credit interests. We account for our tax credit investments under the equity method and record our allocable portion of the operating losses of the underlying properties based on estimates provided by the partnerships. For our qualified affordable housing tax credit partnership interests we adjust our estimates of our allocable portion of operating losses periodically as actual operating results of the underlying properties become available. Our historic tax credit investments are short-term in nature and remaining operating losses are expected to be recognized primarily during 2017. The first quarter of 2016 reflected a $2.6 million increase in our estimate of partnership operating losses, based on operating results received.
The tax benefits received from our tax credit partnerships, which are not reflected in our investment results above, reduced our tax expenses in 2017 and 2016 as follows:

	Three Months Ended March 31
(In millions)	2017	2016
Tax credits recognized during the period	$6.4	$7.2
Tax benefit of tax credit partnership operating losses	$1.3	$1.9
Tax credits provided by the underlying projects of the historic tax credit partnerships are typically available in the tax year in which the project is put into active service, whereas the tax credits provided by qualified affordable housing tax credit partnerships are provided over approximately a ten year period. The decrease in tax credits recognized for the three months ended March 31, 2017 was primarily attributable to our historic tax credit partnership investments.

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

	Three Months Ended March 31
(In thousands)	2017	2016
GAAP net investment result:
Net investment income	$22,814	$25,125
Equity in earnings (loss) of unconsolidated subsidiaries	1,808	(3,634)
GAAP net investment result	$24,622	$21,491

Pro forma tax-equivalent investment result	$37,971	$36,854

Reconciliation of pro forma and GAAP tax-equivalent investment result:
GAAP net investment result	$24,622	$21,491
Taxable equivalent adjustments, calculated using the 35% federal statutory tax rate:
State and municipal bonds	2,498	3,091
BOLI	245	247
Dividends received	734	978
Tax credit partnerships	9,872	11,047
Pro forma tax-equivalent investment result	$37,971	$36,854

Net Realized Investment Gains (Losses)
The following table provides detailed information regarding our Net realized investment gains (losses).

	Three Months Ended March 31
(In thousands)	2017	2016
OTTI losses, total:
Corporate debt	$(419)	$(7,604)
Other investments	—	(3,130)
Portion of OTTI losses recognized in other comprehensive income before taxes:
Corporate debt	248	1,068
Net impairment losses recognized in earnings	(171)	(9,666)
Gross realized gains, available-for-sale securities	1,842	3,184
Gross realized (losses), available-for-sale securities	(66)	(4,639)
Net realized gains (losses), trading securities	6,562	2,055
Net realized gains (losses), other investments	1,172	52
Change in unrealized holding gains (losses), trading securities	3,599	731
Change in unrealized holding gains (losses), convertible securities, carried at fair value as a part of Other investments	313	(66)
Other	2	2
Net realized investment gains (losses)	$13,253	$(8,347)
During the 2017 three-month period, we recognized OTTI in earnings of $0.2 million and $0.2 million in non-credit impairments in OCI both of which related to corporate bonds.
For the three months ended March 31, 2016, we recognized OTTI in earnings of $6.5 million related to corporate bonds, including credit-related OTTI of $5.5 million related to debt instruments from ten issuers in the energy sector. The fair value of these bonds declined in the first quarter of 2016 as did the credit quality of the issuers and we recognized credit-related OTTI to reduce the amortized cost basis of the bonds to the present value of future cash flows we expected to receive from the bonds. During the 2016 three-month period, we also recognized non-credit impairments of $0.9 million in OCI relative to the bonds of these issuers, as the fair value of the bonds was less than the present value of the expected future cash flows from the securities.
We also recognized a $3.1 million OTTI in earnings during the 2016 three-month period reflected an investment fund that is accounted for using the cost method (classified as Other investments). The fund is focused on the energy sector and securities held by the fund declined in value during 2016. An OTTI was recognized to reduce our carrying value of the investment to the NAV reported by the fund.
Operating Expenses
Corporate segment operating expenses for the three months ended March 31, 2017 and 2016, respectively, were comprised as follows:

	Three Months Ended March 31
($ in thousands)	2017	2016	Change
Operating expenses	$12,135	$11,314	$821	7.3%
Management fee offset	(3,820)	(3,807)	(13)	0.3%
Segment Total	$8,315	$7,507	$808	10.8%
The increase in operating expenses for the three months ended March 31, 2017 primarily related to an increase in share-based compensation expenses and other compensation related costs, partially offset by the effect of costs incurred during the first quarter of 2016 related to a pre-acquisition liability from a discontinued operation.
Operating subsidiaries within our Specialty P&C and Workers' Compensation segments are charged a management fee by the Corporate segment for services provided to these subsidiaries. The management fee is based on the extent to which services are provided to the subsidiary and the amount of premium written by the subsidiary. Under the arrangement, the expenses associated with such services are reported as expenses of the Corporate segment, and the management fees charged are reported as an offset to Corporate operating expenses. While the terms of the management arrangement were consistent between 2016 and 2017, fluctuations in the amount of premium written by each subsidiary can result in corresponding variations in the management fee charged to each subsidiary during a particular period.
Segregated Portfolio Cell Dividend Expense (Income)
During the first quarter of 2017, we began reporting in the Corporate segment the portion of the SPC dividend expense (income) that is attributable to the investment results of the SPCs, all of which are reported in the Corporate segment, to better align the expense with the related investment results of the SPCs. For comparative purposes, we have reflected the SPC dividend expense for the prior period in the same manner. SPC dividend expense (income) was $1.2 million and $0.5 million for the 2017 and 2016 three-month periods, respectively. See the Underwriting, Policy Acquisition and Operating Expense section in our Workers' Compensation segment results for more information on our SPCs.
Interest Expense
Interest expense increased during the three months ended March 31, 2017 driven by an increase in the average interest rate on the outstanding borrowings under our Revolving Credit Agreement and an increase in our outstanding debt, which was $450 million for the three months ended March 31, 2017 as compared to $350 million for the same respective period of 2016.
Interest expense for three months ended March 31, 2017 and 2016 is provided in the following table:

	Three Months Ended March 31
($ in thousands)	2017	2016	Change
Senior notes due 2023	$3,357	$3,357	$—	—%
Revolving credit agreement (including fees and amortization)	767	319	448	140.4%
Other	9	10	(1)	(10.0%)
	$4,133	$3,686	$447	12.1%
Taxes
Tax expense allocated to our Corporate segment includes U.S. tax only, which would include U.S. tax expense incurred from our corporate membership in Lloyd's of London. The U.K. tax expense incurred by the U.K. based subsidiaries of our Lloyd's Syndicate segment is allocated to that segment. Consolidated tax expense reflects tax expense of both segments, as shown in the table below:

	Three Months Ended March 31
(In thousands)	2017	2016
Corporate segment income tax expense (benefit)	$(1,217)	$1,280
Lloyd's Syndicate segment income tax expense (benefit)	(7)	84
Consolidated income tax expense (benefit)	$(1,224)	$1,364
Factors affecting our consolidated effective tax rate include the following:

	Three Months Ended March 31
	2017	2016
Statutory rate	35.0%	35.0%
Tax-exempt income*	(7.1%)	(7.5%)
Tax credits	(23.0%)	(22.3%)
U.K. operating results	—%	(0.3%)
Excess tax benefit on share-based compensation	(5.8%)	—%
Other	(2.1%)	1.7%
Effective tax rate	(3.0%)	6.6%
* Includes tax-exempt interest, dividends received deduction and change in cash surrender value of BOLI.
We estimate our annual effective tax rate at the end of each quarterly reporting period, which is used to record the provision for income taxes in our interim financial statements. Our projected effective tax rates for the first quarters of 2017 and 2016 were 4.8% and 5.0%, before discrete items were considered. Our projected effective tax rates for both the 2017 and 2016 three-month periods were different from the statutory federal income tax rate primarily due to a portion of our investment income being tax-exempt and the utilization of tax credits transferred to us from our tax credit partnership investments. Tax credits continue to have a reducing effect on the effective tax rate for the 2017 three-month period, which increased for the quarter when compared to the same period in 2016. Tax credits were $6.4 million and $7.2 million for the three months ended March 31, 2017 and 2016, respectively.
Discrete items reduced our projected effective tax rate for the 2017 three-month period by 7.8% and increased our effective tax rate by 1.6% for the 2016 three-month period, resulting in a total effective tax rate of a benefit of 3.0% and an expense of 6.6%, respectively, as presented in the table above. For the 2017 three-month period, the notable discrete item was the excess tax benefit on share-based compensation that resulted from the application of revised guidance, which was effective January 1, 2017. Under the revised guidance, the difference between the deduction for tax purposes, which is based upon the fair market value of share-based awards and the time of vesting, and the compensation cost recognized for financial reporting purposes, which is based upon the fair market value of the share-based awards on the date of grant, is to be recognized as income tax expense (benefit) in the current period rather than an adjustment to OCI as was required under prior guidance. See Note 1 of the Notes to Condensed Consolidated Financial Statements for further discussion on the adoption of the guidance.

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
Interest Rate Risk
Our fixed maturity portfolio is exposed to interest rate risk. Fluctuations in interest rates have a direct impact on the market valuation of these securities. As interest rates rise, market values of fixed income portfolios fall and vice versa. Certain of the securities are held in an unrealized loss position; we do not intend to sell and believe we will not be required to sell any of the debt securities held in an unrealized loss position before its anticipated recovery.
The following table summarizes estimated changes in the fair value of our available-for-sale fixed maturity securities for specific hypothetical changes in interest rates by asset class at March 31, 2017 and December 31, 2016. There are principally two factors that determine interest rates on a given security: market interest rates and credit spreads. As different asset classes can be affected in different ways by movements in those two factors, we have broken out our portfolio by asset class in the following table.

	Interest Rate Shift in Basis Points
	March 31, 2017
	(200)	(100)	Current	100	200
Fair Value (in millions):
U.S. Treasury obligations	$157	$153	$148	$144	$140
U.S. Government-sponsored enterprise obligations	30	29	29	28	27
State and municipal bonds	831	800	770	741	713
Corporate debt	1,396	1,350	1,306	1,263	1,221
Asset-backed securities	368	362	351	339	325
All fixed maturity securities	$2,782	$2,694	$2,604	$2,515	$2,426

Duration:
U.S. Treasury obligations	2.97	2.88	2.80	2.73	2.66
U.S. Government-sponsored enterprise obligations	1.37	1.39	2.28	2.59	2.61
State and municipal bonds	3.80	3.78	3.79	3.83	3.86
Corporate debt	3.28	3.28	3.31	3.32	3.28
Asset-backed securities	1.79	2.56	3.44	3.92	4.14
All fixed maturity securities	3.20	3.29	3.43	3.51	3.52
	December 31, 2016
Fair Value (in millions):
U.S. Treasury obligations	$155	$151	$147	$142	$138
U.S. Government-sponsored enterprise obligations	31	31	30	29	29
State and municipal bonds	865	832	800	770	740
Corporate debt	1,365	1,321	1,279	1,238	1,198
Asset-backed securities	373	368	357	344	331
All fixed maturity securities	$2,789	$2,703	$2,613	$2,523	$2,436

Duration:
U.S. Treasury obligations	3.00	2.93	2.85	2.78	2.72
U.S. Government-sponsored enterprise obligations	1.55	1.70	2.39	2.67	2.70
State and municipal bonds	3.85	3.82	3.83	3.87	3.91
Corporate debt	3.21	3.20	3.22	3.22	3.18
Asset-backed securities	1.75	2.48	3.38	3.86	4.10
All fixed maturity securities	3.18	3.26	3.40	3.47	3.49

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
Our cash and short-term investment portfolio at March 31, 2017 was carried on a cost basis which approximates its fair value. Our portfolio lacks significant interest rate sensitivity due to its short duration.
Credit Risk
We have exposure to credit risk primarily as a holder of fixed income securities. We control this exposure by emphasizing investment grade credit quality in the fixed income securities we purchase.
As of March 31, 2017, 93% of our fixed maturity securities were rated investment grade as determined by NRSROs, such as Fitch, Moody’s and Standard & Poor’s. We believe that this concentration in investment grade securities reduces our exposure to credit risk on our fixed income investments to an acceptable level. However, investment grade securities, in spite of their rating, can rapidly deteriorate and result in significant losses. Ratings published by the NRSROs are one of the tools used to evaluate the creditworthiness of our securities. The ratings reflect the subjective opinion of the rating agencies as to the creditworthiness of the securities, and therefore, we may be subject to additional credit exposure should the rating prove to be unreliable.
We also have exposure to credit risk related to our receivables from reinsurers. Our receivables from reinsurers (with regard to both paid and unpaid losses) approximated $277 million at March 31, 2017 and $279 million at December 31, 2016. We monitor the credit risk associated with our reinsurers using publicly available financial and rating agency data.
Equity Price Risk
At March 31, 2017 the fair value of our equity investments, excluding our equity investments in bond investment funds as discussed in the following paragraph, was $298 million. These equity securities are subject to equity price risk, which is defined as the potential for loss in fair value due to a decline in equity prices. The weighted average beta of this group of securities was 0.95. Beta measures the price sensitivity of an equity security or group of equity securities to a change in the broader equity market, in this case the S&P 500 Index. If the value of the S&P 500 Index increased by 10%, the fair value of these securities would be expected to increase by 9.5% to $327 million. Conversely, a 10% decrease in the S&P 500 Index would imply a decrease of 9.5% in the fair value of these securities to $270 million. The selected hypothetical changes of plus or minus 10% do not reflect what could be considered the best or worst case scenarios and are used for illustrative purposes only.
Our equity investments include equity investments in certain bond investment funds which are not significantly subject to equity price risk, and thus we have excluded these investments from the above analysis.

ITEM 4. CONTROLS AND PROCEDURES.
The Chief Executive Officer and Chief Financial Officer of the Company participated in management’s evaluation of our disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of March 31, 2017. ProAssurance’s disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, those controls during the quarter.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
See Note 7 of the Notes to Condensed Consolidated Financial Statements.
ITEM 1A. RISK FACTORS.
There are no changes to the "Risk Factors" in Part 1, Item 1A of the 2016 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)	Not applicable.

(b)	Not applicable.

(c)	Information required by Item 703 of Regulation S-K.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs * (In thousands)
January 1 - 31, 2017	—	N/A	—	$109,643
February 1 - 28, 2017	—	N/A	—	$109,643
March 1 - 31, 2017	—	N/A	—	$109,643
Total	—	$—	—

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
May 4, 2017

/s/ Edward L. Rand, Jr.
Edward L. Rand, Jr.
Chief Financial Officer
(Duly authorized officer and principal financial officer)