Form 10-Q
period 2017-06-30
PROASSURANCE CORP
filed 2017-08-07
CIK 1127703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2017 or

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
As of July 31, 2017, there were 53,413,399 shares of the registrant’s common stock outstanding.

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

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share data)

	June 30, 2017	December 31, 2016
Assets
Investments
Fixed maturities, available for sale, at fair value; amortized cost, $2,505,953 and $2,586,821, respectively	$2,546,107	$2,613,406
Equity securities, trading, at fair value; cost, $377,336 and $353,744, respectively	410,906	387,274
Short-term investments	263,701	442,084
Business owned life insurance	61,031	60,134
Investment in unconsolidated subsidiaries	330,329	340,906
Other investments, $30,814 and $31,501 at fair value, respectively, otherwise at cost or amortized cost	80,466	81,892
Total Investments	3,692,540	3,925,696
Cash and cash equivalents	117,463	117,347
Premiums receivable	235,117	223,480
Receivable from reinsurers on paid losses and loss adjustment expenses	5,967	5,446
Receivable from reinsurers on unpaid losses and loss adjustment expenses	280,332	273,475
Prepaid reinsurance premiums	47,711	39,723
Deferred policy acquisition costs	50,209	46,809
Deferred tax asset, net	5,919	10,256
Real estate, net	32,611	31,814
Intangible assets	81,592	84,406
Goodwill	210,725	210,725
Other assets	101,530	96,004
Total Assets	$4,861,716	$5,065,181
Liabilities and Shareholders’ Equity
Liabilities
Policy liabilities and accruals
Reserve for losses and loss adjustment expenses	$1,991,865	$1,993,428
Unearned premiums	397,495	372,563
Reinsurance premiums payable	38,076	30,001
Total Policy Liabilities	2,427,436	2,395,992
Other liabilities	169,810	422,285
Debt less debt issuance costs	426,374	448,202
Total Liabilities	3,023,620	3,266,479
Shareholders’ Equity
Common shares, par value $0.01 per share, 100,000,000 shares authorized, 62,822,081 and 62,660,234 shares issued, respectively	628	627
Additional paid-in capital	379,587	376,518
Accumulated other comprehensive income (loss), net of deferred tax expense (benefit) of $14,358 and $9,894, respectively	26,064	17,399
Retained earnings	1,851,745	1,824,088
Treasury shares, at cost, 9,408,925 shares and 9,408,977 shares, respectively	(419,928)	(419,930)
Total Shareholders’ Equity	1,838,096	1,798,702
Total Liabilities and Shareholders’ Equity	$4,861,716	$5,065,181
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Changes in Capital (Unaudited)
(In thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2016	$627	$376,518	$17,399	$1,824,088	$(419,930)	$1,798,702
Cumulative-effect adjustment- ASU 2016-09 adoption*	—	425	—	(276)	—	149
Common shares reacquired	—	—	—	—	—	—
Common shares issued for compensation and effect of shares reissued to stock purchase plan	—	1,876	—	—	2	1,878
Share-based compensation	—	6,092	—	—	—	6,092
Net effect of restricted and performance shares issued and stock options exercised	1	(5,324)	—	—	—	(5,323)
Dividends to shareholders	—	—	—	(33,040)	—	(33,040)
Other comprehensive income (loss)	—	—	8,665	—	—	8,665
Net income	—	—	—	60,973	—	60,973
Balance at June 30, 2017	$628	$379,587	$26,064	$1,851,745	$(419,928)	$1,838,096

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2015	$625	$365,399	$23,855	$1,988,035	$(419,560)	$1,958,354
Common shares reacquired	—	—	—	—	(2,106)	(2,106)
Common shares issued for compensation and effect of shares reissued to stock purchase plan	1	2,194	—	—	—	2,195
Share-based compensation	—	5,813	—	—	—	5,813
Net effect of restricted and performance shares issued and stock options exercised	1	(2,982)	—	—	—	(2,981)
Dividends to shareholders	—	—	—	(32,913)	—	(32,913)
Other comprehensive income (loss)	—	—	37,434	—	—	37,434
Net income	—	—	—	62,399	—	62,399
Balance at June 30, 2016	$627	$370,424	$61,289	$2,017,521	$(421,666)	$2,028,195

* See Note 1 of the Notes to Condensed Consolidated Financial Statements for discussion of accounting guidance adopted during the period.
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
Revenues
Net premiums earned	$180,353	$176,732	$363,256	$354,312
Net investment income	22,677	24,583	45,863	50,023
Equity in earnings (loss) of unconsolidated subsidiaries	2,516	376	4,324	(3,259)
Net realized investment gains (losses):
OTTI losses	—	—	(419)	(10,734)
Portion of OTTI losses recognized in other comprehensive income before taxes	—	—	248	1,068
Net impairment losses recognized in earnings	—	—	(171)	(9,666)
Other net realized investment gains (losses)	(2,219)	10,929	11,232	12,244
Total net realized investment gains (losses)	(2,219)	10,929	11,061	2,578
Other income	2,250	2,181	4,071	4,535
Total revenues	205,577	214,801	428,575	408,189
Expenses
Net losses and loss adjustment expenses	115,550	106,899	234,701	217,854
Underwriting, policy acquisition and operating expenses
Operating expense	34,972	32,456	69,454	67,802
DPAC amortization	22,913	21,578	45,540	43,121
Segregated portfolio cells dividend expense (income)	8,811	1,523	11,186	2,699
Interest expense	4,145	3,851	8,278	7,537
Total expenses	186,391	166,307	369,159	339,013
Income before income taxes	19,186	48,494	59,416	69,176
Provision for income taxes
Current expense (benefit)	6,700	3,321	(1,579)	2,670
Deferred expense (benefit)	(7,032)	2,092	22	4,107
Total income tax expense (benefit)	(332)	5,413	(1,557)	6,777
Net income	19,518	43,081	60,973	62,399
Other comprehensive income (loss), after tax, net of reclassification adjustments	5,741	14,174	8,665	37,434
Comprehensive income	$25,259	$57,255	$69,638	$99,833
Earnings per share:
Basic	$0.37	$0.81	$1.14	$1.17
Diluted	$0.36	$0.81	$1.14	$1.17
Weighted average number of common shares outstanding:
Basic	53,402	53,205	53,359	53,182
Diluted	53,607	53,428	53,571	53,395
Cash dividends declared per common share	$0.31	$0.31	$0.62	$0.62
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended June 30
	2017	2016
Operating Activities
Net income	$60,973	$62,399
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation and amortization, net of accretion	13,949	16,971
(Increase) decrease in cash surrender value of BOLI	(897)	(899)
Net realized investment (gains) losses	(11,061)	(2,578)
Share-based compensation	6,092	5,813
Deferred income taxes	22	4,107
Policy acquisition costs, net amortization (net deferral)	(3,400)	(3,325)
Equity in (earnings) loss of unconsolidated subsidiaries	(4,324)	3,259
Other	(438)	(1,247)
Other changes in assets and liabilities:
Premiums receivable	(11,637)	(10,991)
Reinsurance related assets and liabilities	(7,291)	(10,786)
Other assets	(2,613)	16,019
Reserve for losses and loss adjustment expenses	(1,563)	(12,525)
Unearned premiums	24,932	23,148
Other liabilities	(8,730)	(3,134)
Net cash provided (used) by operating activities	54,014	86,231
Investing Activities
Purchases of:
Fixed maturities, available for sale	(359,080)	(373,180)
Equity securities, trading	(101,854)	(59,336)
Other investments	(8,879)	(11,382)
Funding of qualified affordable housing tax credit limited partnerships	(320)	(956)
Investment in unconsolidated subsidiaries	(19,787)	(28,096)
Proceeds from sales or maturities of:
Fixed maturities, available for sale	434,075	387,496
Equity securities, trading	85,907	42,227
Other investments	12,689	7,216
Distributions from unconsolidated subsidiaries	34,024	5,180
Net sales or maturities (purchases) of short-term investments	172,250	(87,517)
Unsettled security transactions, net change	12,714	25,720
Purchases of capital assets	(6,593)	(5,219)
Other	(75)	1,573
Net cash provided (used) by investing activities	255,071	(96,274)
Continued on following page.

	Six Months Ended June 30
	2017	2016
Financing Activities
Repayments under revolving credit agreement	(22,000)	—
Repurchase of common stock	—	(2,106)
Dividends to shareholders	(282,180)	(85,893)
External capital contribution received for segregated portfolio cells	162	4,740
Other	(4,951)	(2,629)
Net cash provided (used) by financing activities	(308,969)	(85,888)
Increase (decrease) in Cash and cash equivalents	116	(95,931)
Cash and cash equivalents at beginning of period	117,347	241,100
Cash and cash equivalents at end of period	$117,463	$145,169
Significant non-cash transactions
Dividends declared and not yet paid	$16,524	$16,461
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2017

1. Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of ProAssurance Corporation and its consolidated subsidiaries (ProAssurance, PRA or the Company). The financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring adjustments, have been included. ProAssurance’s results for the six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes contained in ProAssurance’s December 31, 2016 report on Form 10-K. In connection with its preparation of the Condensed Consolidated Financial Statements, ProAssurance evaluated events that occurred subsequent to June 30, 2017 for recognition or disclosure in its financial statements and notes to financial statements.
ProAssurance operates in four reportable segments as follows: Specialty P&C, Workers' Compensation, Lloyd's Syndicate and Corporate. For more information on the nature of products and services provided and for financial information by segment, refer to Note 11 of the Notes to Condensed Consolidated Financial Statements.
Reclassifications
In the second quarter of 2017, ProAssurance began presenting separately the components of Underwriting, policy acquisition and operating expense as Operating expense and DPAC amortization on the Condensed Consolidated Statements of Income and Comprehensive Income in order to provide additional details for investors. The Condensed Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2016 have been reclassified to conform to the current period presentation. Total Underwriting, policy acquisition and operating expense as well as Net income for all periods presented was not affected by the change in presentation.
Other Liabilities
Other liabilities consisted of the following:

(In thousands)	June 30, 2017	December 31, 2016
SPC dividends payable	$40,625	$34,289
Unpaid dividends	16,524	265,659
All other	112,661	122,337
Total other liabilities	$169,810	$422,285
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
Accounting Changes Adopted
Improvements to Employee Share-Based Payment Accounting
Effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years, the FASB issued guidance that simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of cash flows, and the classification of awards as either equity or liabilities. Under the new guidance, the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes is to be recognized as income tax expense in the current period and included with other income tax cash flows as an operating activity. The threshold for equity classification has also been revised to permit withholdings up to the maximum statutory tax rates in the applicable jurisdictions. The update also provides an accounting policy election to account for forfeitures as they occur. ProAssurance adopted the guidance as of January 1, 2017. The primary effects of the adoption on the current period are the following: (1) using a prospective application, ProAssurance recorded unrecognized excess tax benefits of $0.3 million and $2.6 million for the three and six months ended June 30, 2017, respectively, as a current tax expense, (2) using a modified retrospective application, ProAssurance elected to recognize forfeitures as they occur and recorded a $0.4 million increase to Additional paid-in capital and a respective $0.3 million reduction to Retained earnings and a $0.1 million

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2017

increase to deferred taxes to reflect the incremental share-based compensation expense, net of related tax impacts, that would have been recognized in prior years under the modified guidance and (3) excess tax benefits from share-based compensation of $2.3 million was reclassified from financing activities to operating activities in the Condensed Consolidated Statements of Cash Flows.
Interests Held Through Related Parties that are Under Common Control
Effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years, the FASB issued additional guidance regarding consolidation of legal entities such as LPs/LLCs and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). The new guidance modifies the criteria used by a reporting entity when determining if it is a primary beneficiary of a VIE when there are entities under common control and the reporting entity has indirect interests in the VIE through related party relationships. ProAssurance adopted the guidance as of January 1, 2017. Adoption of the guidance had no material effect on ProAssurance’s results of operations or financial position.
Simplifying the Transition to the Equity Method of Accounting
Effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years, the FASB issued guidance that eliminates the requirement for retroactive restatement when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence. The new guidance provides that the cost of acquiring an additional interest in an investee is to be added to the current basis of an investor’s previously held interest and the equity method of accounting adopted as of the date the investment becomes qualified for equity method accounting with no retroactive adjustment of the investment. If an available-for-sale equity security qualifies for the equity method of accounting, the unrealized holding gain or loss in AOCI is to be recognized through earnings at the date the investment becomes qualified for use of the equity method. ProAssurance adopted the guidance as of January 1, 2017. Adoption of the guidance had no material effect on ProAssurance’s results of operations or financial position.
Accounting Changes Not Yet Adopted
Clarifying the Definition of a Business
Effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, the FASB issued guidance which provides clarification of the definition of a business, affecting areas such as acquisitions, disposals, goodwill and consolidation. The new guidance intends to assist entities with determining whether a transaction should be accounted for as an acquisition or disposal of assets or a business. ProAssurance plans to early adopt the guidance during 2017 for any acquisitions or dispositions. Adoption is not expected to have a material effect on ProAssurance’s results of operations or financial position.
Restricted Cash
Effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, the FASB issued guidance related to the classification of restricted cash presented in the statement of cash flows with the objective of reducing diversity in practice. Under the new guidance, entities are required to include restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts as presented on the statement of cash flows. ProAssurance plans to adopt the guidance beginning January 1, 2018. Adoption is not expected to have a material effect on ProAssurance’s results of operations, financial position or cash flows.
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
Classification of Certain Cash Receipts and Cash Payments
Effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, the FASB issued guidance related to the classification of certain cash receipts and cash payments presented in the statement of cash flows with the objective of reducing diversity in practice. ProAssurance plans to adopt the guidance beginning January 1, 2018. Adoption is not expected to have a material effect on ProAssurance’s results of operations, financial position or cash flows.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2017

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
Modification Accounting for Employee Share-Based Payment Awards
Effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, the FASB issued guidance which reduces the complexity in accounting standards when there is a change in the terms or conditions of a share-based payment award. The new guidance clarifies that an entity should apply the modification accounting guidance if the value, vesting conditions or classification of the award changes. ProAssurance plans to adopt the guidance beginning January 1, 2018. Adoption of the guidance is not expected to have a material effect on ProAssurance’s results of operations or financial position.
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
June 30, 2017

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
June 30, 2017

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

Fair values of assets measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016 are shown in the following tables. Where applicable, the tables also indicate the fair value hierarchy of the valuation techniques utilized to determine those fair values. For some assets, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. When this is the case, the asset is categorized based on the level of the most significant input to the fair value measurement. Assessments of the significance of a particular input to the fair value measurement require judgment and consideration of factors specific to the assets being valued.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2017

	June 30, 2017
	Fair Value Measurements Using			Total
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Fixed maturities, available for sale
U.S. Treasury obligations	$—	$143,453	$—	$143,453
U.S. Government-sponsored enterprise obligations	—	20,192	—	20,192
State and municipal bonds	—	721,836	—	721,836
Corporate debt, multiple observable inputs	2,406	1,292,473	—	1,294,879
Corporate debt, limited observable inputs	—	—	17,849	17,849
Residential mortgage-backed securities	—	206,415	—	206,415
Agency commercial mortgage-backed securities	—	11,960	—	11,960
Other commercial mortgage-backed securities	—	17,157	—	17,157
Other asset-backed securities	—	109,361	3,005	112,366
Equity securities
Financial	82,324	—	—	82,324
Utilities/Energy	44,687	—	—	44,687
Consumer oriented	56,079	—	—	56,079
Industrial	49,635	—	—	49,635
Bond funds	116,025	—	—	116,025
All other	62,156	—	—	62,156
Short-term investments	251,486	12,215	—	263,701
Other investments	963	29,846	5	30,814
Total assets categorized within the fair value hierarchy	$665,761	$2,564,908	$20,859	3,251,528
LP/LLC interests carried at NAV which approximates fair value. These interests, reported as a part of Investment in unconsolidated subsidiaries, are not categorized within the fair value hierarchy.				201,154
Total assets at fair value				$3,452,682

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2017

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
The fair values for securities included in the Level 2 category, with the few exceptions described below, were developed by one of several third party, nationally recognized pricing services, including services that price only certain types of securities. Each service uses complex methodologies to determine values for securities and subject the values they develop to quality control reviews. Management selected a primary source for each type of security in the portfolio and reviewed the values provided for reasonableness by comparing data to alternate pricing services and to available market and trade data. Values that appeared inconsistent were further reviewed for appropriateness. Any value that did not appear reasonable was discussed with the service that provided the value and adjusted, if necessary. There were no material changes to the values supplied by the pricing services during the three and six months ended June 30, 2017 and 2016.
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
June 30, 2017

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

•
ProAssurance's Level 3 securities are primarily NRSRO rated debt instruments for which comparable market inputs are commonly available for evaluating the securities in question. Valuation of these debt instruments is not overly sensitive to changes in the unobservable inputs used.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2017

Level 3 Valuation Methodologies
Corporate debt, limited observable inputs consisted of corporate bonds valued using dealer quotes for similar securities or discounted cash flow models using yields currently available for similar securities. Similar securities are defined as securities of comparable credit quality that have like terms and payment features. Assessments of credit quality were based on NRSRO ratings, if available, or were subjectively determined by management if not available. At June 30, 2017, 77% of the securities were rated and the average rating was BBB+. At December 31, 2016, 84% of the securities were rated and the average rating was BBB+.
Other asset-backed securities consisted of securitizations of receivables valued using dealer quotes for similar securities or discounted cash flow models using yields currently available for similar securities.
Other investments consisted of convertible securities for which limited observable inputs were available at June 30, 2017 and at December 31, 2016. The securities were valued internally based on expected cash flows, including the expected final recovery, discounted at a yield that considered the lack of liquidity and the financial status of the issuer.
Quantitative Information Regarding Level 3 Valuations

	Fair Value at
(In thousands)	June 30, 2017	December 31, 2016	Valuation Technique	Unobservable Input	Range (Weighted Average)
Assets:
Corporate debt, limited observable inputs	$17,849	$14,810	Market Comparable Securities	Comparability Adjustment	0% - 5% (2.5%)
			Discounted Cash Flows	Comparability Adjustment	0% - 5% (2.5%)
Other asset-backed securities	$3,005	$3,007	Market Comparable Securities	Comparability Adjustment	0% - 5% (2.5%)
			Discounted Cash Flows	Comparability Adjustment	0% - 5% (2.5%)
Other investments	$5	$3	Discounted Cash Flows	Comparability Adjustment	0% - 10% (5%)
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
June 30, 2017

Fair Value Measurements - Level 3 Assets
The following tables (the Level 3 Tables) present summary information regarding changes in the fair value of assets measured at fair value using Level 3 inputs.

	June 30, 2017
	Level 3 Fair Value Measurements – Assets
(In thousands)	Corporate Debt	Asset-backed Securities	All other investments	Total
Balance March 31, 2017	$18,914	$3,002	$903	$22,819
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Net investment income	(34)	—	—	(34)
Net realized investment gains (losses)	—	—	(124)	(124)
Included in other comprehensive income	(70)	3	138	71
Purchases	4,841	—	—	4,841
Sales	(1,848)	—	(912)	(2,760)
Transfers in	10	—	—	10
Transfers out	(3,964)	—	—	(3,964)
Balance June 30, 2017	$17,849	$3,005	$5	$20,859
Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets held at period-end	$—	$—	$—	$—

	June 30, 2017
	Level 3 Fair Value Measurements – Assets
(In thousands)	Corporate Debt	Asset-backed Securities	All other investments	Total
Balance December 31, 2016	$14,810	$3,007	$3	$17,820
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Net investment income	(73)	—	—	(73)
Net realized investment gains (losses)	13	—	(124)	(111)
Included in other comprehensive income	(278)	(2)	140	(140)
Purchases	11,889	—	—	11,889
Sales	(3,560)	—	(912)	(4,472)
Transfers in	10	—	898	908
Transfers out	(4,962)	—	—	(4,962)
Balance June 30, 2017	$17,849	$3,005	$5	$20,859
Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets held at period-end	$—	$—	$—	$—

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2017

	June 30, 2016
	Level 3 Fair Value Measurements – Assets
(In thousands)	Corporate Debt	Asset-backed Securities	All other investments	Total
Balance March 31, 2016	$13,649	$4,088	$1,558	$19,295
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Net investment income	(22)	—	(3)	(25)
Net realized investment gains (losses)	—	—	—	—
Included in other comprehensive income	204	7	1	212
Purchases	5,995	—	—	5,995
Sales	(2,016)	(535)	—	(2,551)
Transfers in	—	—	—	—
Transfers out	—	(2,805)	—	(2,805)
Balance June 30, 2016	$17,810	$755	$1,556	$20,121
Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets held at period-end	$—	$—	$—	$—

	June 30, 2016
	Level 3 Fair Value Measurements – Assets
(In thousands)	Corporate Debt	Asset-backed Securities	All other investments	Total
Balance December 31, 2015	$14,500	$757	$—	$15,257
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Net investment income	(36)	—	(4)	(40)
Net realized investment gains (losses)	(75)	—	—	(75)
Included in other comprehensive income	129	5	—	134
Purchases	5,995	3,500	1,560	11,055
Sales	(2,697)	(702)	—	(3,399)
Transfers in	—	—	—	—
Transfers out	(6)	(2,805)	—	(2,811)
Balance June 30, 2016	$17,810	$755	$1,556	$20,121
Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets held at period-end	$—	$—	$—	$—

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2017

Transfers
There were no transfers between the Level 1 and Level 2 categories during the three months ended June 30, 2017. During the six-month period June 30, 2017, equity securities of approximately $35.4 million were transferred from Level 2 to Level 1. Transfers between the Level 1 and Level 2 categories were nominal during the three and six months ended June 30, 2016.
Transfers shown in the preceding Level 3 tables were as of the end of the quarter in which the transfer occurred. All transfers were to or from Level 2.
All transfers during the three and six months ended June 30, 2017 and 2016 related to securities held for which the level of market activity for identical or nearly identical securities varies from period to period. The securities were valued using multiple observable inputs when those inputs were available; otherwise the securities were valued using limited observable inputs.
Fair Values Not Categorized
Investments in unconsolidated subsidiaries at both June 30, 2017 and December 31, 2016 included interests in investment fund LPs/LLCs that measure fund assets at fair value on a recurring basis and that provide a NAV for the interest. The carrying value of these interests is based on the NAV provided and was considered to approximate the fair value of the interests. In accordance with GAAP, the fair value of these investments was not classified within the fair value hierarchy. Additional information regarding these investments is as follows:

	Unfunded Commitments	Fair Value
(In thousands)	June 30, 2017	June 30, 2017	December 31, 2016
Investments in LPs/LLCs:
Private debt funds (1)	$11,247	$44,520	$55,637
Long equity fund (2)	None	7,459	6,268
Long/short equity funds (3)	None	30,404	28,926
Non-public equity funds (4)	$85,121	91,707	89,691
Multi-strategy fund of funds (5)	None	8,783	8,448
Structured credit fund (6)	None	6,187	4,273
Long/short commodities fund (7)	None	12,094	11,476
		$201,154	$204,719

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

(4)
The investment is comprised of interests in multiple unrelated LP funds, each structured to provide capital appreciation through diversified investments in private equity, which can include investments in buyout, venture capital, debt including senior, second lien and mezzanine, distressed debt, and other private equity-oriented LPs. Two of the LPs allow redemption by terms set forth in the LP agreements; the others do not permit redemption. Income and capital are to be periodically distributed at the discretion of the LP over time frames that are anticipated to span up to nine years.

(5)
This fund is a LLC structured to build and manage low volatility, multi-manager portfolios that have little or no correlation to the broader fixed income and equity security markets. Redemptions are not permitted but offers to repurchase units of the LLC may be extended periodically.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2017

(6)
This fund is a LP seeking to obtain superior risk-adjusted absolute returns by acquiring and actively managing a diversified portfolio of debt securities, including bonds, loans and other asset-backed instruments. Redemptions are allowed at any quarter-end with a prior notice requirement of 90 days.

(7)
This fund is a LLC invested across a broad range of commodities and focuses primarily on market neutral, relative value strategies, seeking to generate absolute returns with low correlation to broad commodity, equity and fixed income markets. Following an initial one-year lock-up period, redemptions are allowed with a prior notice requirement of 30 days and are payable within 30 days.

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

	June 30, 2017		December 31, 2016
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
BOLI	$61,031	$61,031	$60,134	$60,134
Other investments	$49,652	$58,704	$50,391	$58,757
Other assets	$33,386	$33,225	$29,111	$28,960
Financial liabilities:
Senior notes due 2023*	$250,000	$274,610	$250,000	$270,898
Revolving Credit Agreement*	$178,000	$178,000	$200,000	$200,000
Other liabilities	$18,868	$18,868	$17,033	$17,011
* Carrying value excludes debt issuance costs.
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

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2017

3. Investments
Available-for-sale securities at June 30, 2017 and December 31, 2016 included the following:

	June 30, 2017
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities
U.S. Treasury obligations	$143,088	$1,092	$727	$143,453
U.S. Government-sponsored enterprise obligations	20,179	140	127	20,192
State and municipal bonds	702,688	21,217	2,069	721,836
Corporate debt	1,294,689	23,274	5,235	1,312,728
Residential mortgage-backed securities	204,179	3,369	1,133	206,415
Agency commercial mortgage-backed securities	11,945	77	62	11,960
Other commercial mortgage-backed securities	17,087	152	82	17,157
Other asset-backed securities	112,098	361	93	112,366
	$2,505,953	$49,682	$9,528	$2,546,107

	December 31, 2016
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities
U.S. Treasury obligations	$146,186	$1,264	$911	$146,539
U.S. Government-sponsored enterprise obligations	30,038	388	191	30,235
State and municipal bonds	790,154	17,261	6,952	800,463
Corporate debt	1,264,812	22,659	8,480	1,278,991
Residential mortgage-backed securities	216,285	3,667	2,046	217,906
Agency commercial mortgage-backed securities	12,837	89	143	12,783
Other commercial mortgage-backed securities	19,571	177	137	19,611
Other asset-backed securities	106,938	207	267	106,878
	$2,586,821	$45,712	$19,127	$2,613,406

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2017

The recorded cost basis and estimated fair value of available-for-sale fixed maturities at June 30, 2017, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total Fair Value
Fixed maturities, available for sale
U.S. Treasury obligations	$143,088	$29,357	$92,270	$18,815	$3,011	$143,453
U.S. Government-sponsored enterprise obligations	20,179	499	7,873	11,678	142	20,192
State and municipal bonds	702,688	54,052	243,955	308,236	115,593	721,836
Corporate debt	1,294,689	138,176	733,558	418,955	22,039	1,312,728
Residential mortgage-backed securities	204,179					206,415
Agency commercial mortgage-backed securities	11,945					11,960
Other commercial mortgage-backed securities	17,087					17,157
Other asset-backed securities	112,098					112,366
	$2,505,953					$2,546,107
Excluding obligations of the U.S. Government or U.S. Government-sponsored enterprises, no investment in any entity or its affiliates exceeded 10% of Shareholders’ equity at June 30, 2017.
Cash and securities with a carrying value of $46.4 million at June 30, 2017 were on deposit with various state insurance departments to meet regulatory requirements. ProAssurance also held securities with a carrying value of $239.8 million at June 30, 2017 that are pledged as collateral security for advances under the Revolving Credit Agreement (see Note 7 of the Notes to Condensed Consolidated Financial Statements for additional detail on the Revolving Credit Agreement).
As a member of Lloyd's and a capital provider to Syndicate 1729, ProAssurance is required to maintain capital at Lloyd's, referred to as FAL. ProAssurance investments at June 30, 2017 included fixed maturities with a fair value of $94.8 million and short-term investments with a fair value of approximately $3.4 million on deposit with Lloyd's in order to satisfy these FAL requirements.
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

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2017

Investment in Unconsolidated Subsidiaries
ProAssurance holds investments in unconsolidated subsidiaries, accounted for under the equity method. The investments include the following:

	Carrying Value
(In thousands)	June 30, 2017	December 31, 2016
Investment in LPs/LLCs:
Qualified affordable housing tax credit partnerships	$95,041	$102,313
Other tax credit partnerships	8,976	11,459
All other LPs/LLCs	226,312	227,134
	$330,329	$340,906
Qualified affordable housing tax credit partnership interests held by ProAssurance generate investment returns by providing tax benefits to fund investors in the form of tax credits and project operating losses. The carrying value of these investments reflects ProAssurance's total commitments (both funded and unfunded) to the partnerships, less any amortization. ProAssurance's ownership percentage relative to two of the tax credit partnership interests is almost 100%; these interests had a carrying value of $36.4 million at June 30, 2017 and $40.2 million at December 31, 2016. ProAssurance's ownership percentage relative to the remaining tax credit partnership interests is less than 20%; these interests had a carrying value of $58.6 million at June 30, 2017 and $62.1 million at December 31, 2016. ProAssurance does not have the ability to exert control over the partnerships; all are accounted for using the equity method.
Other tax credit partnerships are comprised entirely of historic tax credits. The historic tax credits generate investment returns by providing benefits to fund investors in the form of tax credits, tax-deductible project operating losses and positive cash flows. The carrying value of these investments reflects ProAssurance's total funded commitments less any amortization. ProAssurance's ownership percentage relative to the tax credit partnerships is almost 100%. ProAssurance does not have the ability to exert control over the partnerships; the interests are accounted for using the equity method.
As discussed in additional detail in Note 2 of the Notes to Condensed Consolidated Financial Statements, ProAssurance holds interests in certain LPs/LLCs that are investment funds which measure fund assets at fair value on a recurring basis and the fund managers provide a NAV for the interest. The carrying value of these interests is based on the NAV provided, and is considered to approximate the fair value of the interests; such interests totaled $201.2 million at June 30, 2017 and $204.7 million at December 31, 2016. ProAssurance also holds interests in other LPs/LLCs which are not considered to be investment funds; such interests totaled $25.1 million at June 30, 2017 and $22.4 million at December 31, 2016. ProAssurance's ownership percentage relative to three of the LPs/LLCs is greater than 25%, which is expected to be reduced as the funds mature and other investors participate in the funds; these investments had a carrying value of $20.9 million at June 30, 2017 and $18.5 million at December 31, 2016. ProAssurance's ownership percentage relative to the remaining LPs/LLCs is less than 25%; these interests had a carrying value of $205.4 million at June 30, 2017 and $208.6 million at December 31, 2016. ProAssurance does not have the ability to exert control over any of these funds.
Other Investments
Other investments at June 30, 2017 and December 31, 2016 were comprised as follows:

(In thousands)	June 30, 2017	December 31, 2016
Investments in LPs/LLCs, at cost	$46,200	$46,852
Convertible securities, at fair value	30,814	31,501
Other, principally FHLB capital stock, at cost	3,452	3,539
	$80,466	$81,892
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

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2017

Investments Held in a Loss Position
The following tables provide summarized information with respect to investments held in an unrealized loss position at June 30, 2017 and December 31, 2016, including the length of time the investment had been held in a continuous unrealized loss position.

	June 30, 2017
	Total		Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Loss	Value	Loss	Value	Loss
Fixed maturities, available for sale
U.S. Treasury obligations	$83,416	$727	$78,080	$664	$5,336	$63
U.S. Government-sponsored enterprise obligations	15,907	127	15,907	127	—	—
State and municipal bonds	111,522	2,069	103,371	1,441	8,151	628
Corporate debt	372,586	5,235	336,877	3,167	35,709	2,068
Residential mortgage-backed securities	89,610	1,133	87,491	1,086	2,119	47
Agency commercial mortgage-backed securities	4,568	62	4,188	34	380	28
Other commercial mortgage-backed securities	9,147	82	7,457	65	1,690	17
Other asset-backed securities	40,149	93	38,264	91	1,885	2
	$726,905	$9,528	$671,635	$6,675	$55,270	$2,853

	December 31, 2016
	Total		Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Loss	Value	Loss	Value	Loss
Fixed maturities, available for sale
U.S. Treasury obligations	$79,833	$911	$79,833	$911	$—	$—
U.S. Government-sponsored enterprise obligations	11,746	191	11,746	191	—	—
State and municipal bonds	224,884	6,952	219,276	6,444	5,608	508
Corporate debt	469,632	8,480	424,721	5,662	44,911	2,818
Residential mortgage-backed securities	103,680	2,046	100,542	1,982	3,138	64
Agency commercial mortgage-backed securities	4,579	143	4,192	114	387	29
Other commercial mortgage-backed securities	9,822	137	9,179	134	643	3
Other asset-backed securities	44,343	267	39,079	256	5,264	11
	$948,519	$19,127	$888,568	$15,694	$59,951	$3,433
As of June 30, 2017, excluding U.S. Government or U.S. Government-sponsored enterprise obligations, there were 534 debt securities (21.4% of all available-for-sale fixed maturity securities held) in an unrealized loss position representing 363 issuers. The greatest and second greatest unrealized loss positions among those securities were approximately $0.5 million and $0.3 million, respectively. The securities were evaluated for impairment as of June 30, 2017.
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
June 30, 2017

Each quarter, ProAssurance performs a detailed analysis for the purpose of assessing whether any of the securities it holds in an unrealized loss position have suffered an OTTI in value. A detailed discussion of the factors considered in the assessment is included in Note 1 of the Notes to Consolidated Financial Statements included in ProAssurance's December 31, 2016 Form 10-K.
Fixed maturity securities held in an unrealized loss position at June 30, 2017, excluding asset-backed securities, have paid all scheduled contractual payments and are expected to continue doing so. Expected future cash flows of asset-backed securities held in an unrealized loss position were estimated as part of the June 30, 2017 impairment evaluation using the most recently available six-month historical performance data for the collateral (loans) underlying the security or, if historical data was not available, sector based assumptions, and equaled or exceeded the current amortized cost basis of the security.
Net Investment Income
Net investment income by investment category was as follows:

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2017	2016	2017	2016
Fixed maturities	$18,841	$21,208	$38,962	$43,784
Equities	4,298	3,561	7,942	7,204
Short-term and Other investments	978	678	1,778	1,082
BOLI	442	439	897	899
Investment fees and expenses	(1,882)	(1,303)	(3,716)	(2,946)
Net investment income	$22,677	$24,583	$45,863	$50,023
Equity in Earnings (Loss) of Unconsolidated Subsidiaries
Equity in earnings (loss) of unconsolidated subsidiaries included losses from qualified affordable housing project tax credit investments and historic tax credit investments. The losses recorded reflect ProAssurance's allocable portion of partnership operating losses. Losses from qualified affordable housing project tax credit investments were $4.0 million and $7.3 million for the three and six months ended June 30, 2017, respectively, and $3.0 million and $8.3 million for the same respective periods of 2016. Tax credits recognized related to these investments totaled $4.6 million and $9.2 million for the three and six months ended June 30, 2017, respectively, and $4.6 million and $9.3 million for the same respective periods of 2016. Losses from historic tax credit investments were $2.4 million and $2.8 million for the three and six months ended June 30, 2017, respectively, and $0.1 million and $0.3 million for the same respective periods of 2016. Tax credits recognized related to these investments totaled $0.8 million and $2.6 million for the three and six months ended June 30, 2017, respectively, and $1.7 million and $4.2 million for the same respective periods of 2016. Tax credits recognized reduced income tax expense in the respective periods.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2017

Net Realized Investment Gains (Losses)
Realized investment gains and losses are recognized on the first-in, first-out basis. The following table provides detailed information regarding Net realized investment gains (losses):

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2017	2016	2017	2016
Total OTTI losses:
Corporate debt	$—	$—	$(419)	$(7,604)
Other investments	—	—	—	(3,130)
Portion of OTTI losses recognized in other comprehensive income before taxes:
Corporate debt	—	—	248	1,068
Net impairment losses recognized in earnings	—	—	(171)	(9,666)
Gross realized gains, available-for-sale securities	746	1,885	2,599	5,070
Gross realized (losses), available-for-sale securities	(1,401)	(612)	(1,468)	(5,259)
Net realized gains (losses), Short-term investments	—	18	—	18
Net realized gains (losses), trading securities	794	1,913	7,356	3,968
Net realized gains (losses), Other investments	546	447	1,719	498
Change in unrealized holding gains (losses), trading securities	(3,191)	7,115	424	7,851
Change in unrealized holding gains (losses), convertible securities, carried at fair value	285	162	598	95
Other	2	1	4	3
Net realized investment gains (losses)	$(2,219)	$10,929	$11,061	$2,578
ProAssurance did not recognize OTTI during the second quarter of 2017. During the 2017 six-month period, ProAssurance recognized OTTI in earnings of $0.2 million and $0.2 million in non-credit OTTI in OCI, both of which related to corporate bonds.
ProAssurance did not recognize OTTI during the second quarter of 2016. ProAssurance recognized OTTI in earnings during the 2016 six-month period of $6.5 million related to corporate bonds, including credit-related OTTI of $5.5 million related to debt instruments from ten issuers in the energy sector. The fair value of the bonds and the credit quality of the issuers had declined and ProAssurance recognized credit-related OTTI to reduce the amortized cost basis of the bonds to the present value of future cash flows expected to be received from the bonds. ProAssurance also recognized non-credit OTTI in OCI during the 2016 six-month period of $0.9 million related to certain of these same bonds, as the fair value of the bonds was less than the present value of the expected future cash flows from the securities.
ProAssurance also recognized a $3.1 million OTTI in earnings during the 2016 six-month period related to an investment fund that is accounted for using the cost method (classified as Other investments). The fund is focused on the energy sector and securities held by the fund declined in value during the first quarter of 2016. An OTTI was recognized to reduce ProAssurance's carrying value of the investment to the NAV reported by the fund.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2017

The following table presents a roll forward of cumulative credit losses recorded in earnings related to impaired debt securities for which a portion of the OTTI was recorded in OCI.

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2017	2016	2017	2016
Balance beginning of period	$1,329	$6,559	$1,158	$5,751
Additional credit losses recognized during the period, related to securities for which:
No OTTI has been previously recognized	—	—	171	2,398
OTTI has been previously recognized	—	—	—	2,154
Reductions due to:
Securities sold during the period (realized)	(16)	(3,240)	(16)	(6,984)
Balance June 30	$1,313	$3,319	$1,313	$3,319
Other information regarding sales and purchases of available-for-sale securities is as follows:

	Three Months Ended June 30		Six Months Ended June 30
(In millions)	2017	2016	2017	2016
Proceeds from sales (exclusive of maturities and paydowns)	$156.3	$82.0	$235.5	$191.9
Purchases	$198.7	$173.6	$359.1	$373.2
4. Income Taxes
ProAssurance estimates its annual effective tax rate at the end of each quarterly reporting period and uses this estimated rate to record the provision for income taxes in the interim financial statements. The provision for income taxes is different from that which would be obtained by applying the statutory Federal income tax rate to income before income taxes primarily because a portion of ProAssurance’s investment income is tax-exempt, and because ProAssurance utilizes tax credit benefits transferred from tax credit partnership investments.
ProAssurance had a receivable for Federal and U.K. income taxes of $4.2 million at June 30, 2017, carried as a part of Other assets and a liability of $5.1 million at December 31, 2016, carried as a part of Other liabilities. The liability for unrecognized tax benefits was $8.6 million at June 30, 2017 and $8.4 million at December 31, 2016.
5. Reserve for Losses and Loss Adjustment Expenses
The reserve for losses is established based on estimates of individual claims and actuarially determined estimates of future losses based on ProAssurance’s past loss experience, available industry data and projections as to future claims frequency, severity, inflationary trends and settlement patterns. Estimating the reserve, particularly the reserve appropriate for liability exposures, is a complex process. Claims may be resolved over an extended period of time, often five years or more, and may be subject to litigation. Estimating losses requires ProAssurance to make and revise judgments and assessments regarding multiple uncertainties over an extended period of time. As a result, the reserve estimate may vary considerably from the eventual outcome. The assumptions used in establishing ProAssurance’s reserve are regularly reviewed and updated by management as new data becomes available. Changes to estimates of previously established reserves are included in earnings in the period in which the estimate is changed.
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
June 30, 2017

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
Activity in the Reserve for losses and loss adjustment expenses is summarized as follows:

(In thousands)	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016	Year Ended December 31, 2016
Balance, beginning of year	$1,993,428	$2,005,326	$2,005,326
Less reinsurance recoverables on unpaid losses and loss adjustment expenses	273,475	249,350	249,350
Net balance, beginning of year	1,719,953	1,755,976	1,755,976
Net losses:
Current year	292,489	283,329	587,007
Favorable development of reserves established in prior years, net	(57,788)	(65,475)	(143,778)
Total	234,701	217,854	443,229
Paid related to:
Current year	(33,115)	(30,651)	(96,190)
Prior years	(210,006)	(204,193)	(383,062)
Total paid	(243,121)	(234,844)	(479,252)
Net balance, end of period	1,711,533	1,738,986	1,719,953
Plus reinsurance recoverables on unpaid losses and loss adjustment expenses	280,332	253,815	273,475
Balance, end of period	$1,991,865	$1,992,801	$1,993,428
The favorable loss development of $29.0 million and $57.8 million recognized in the three and six months ended June 30, 2017, respectively, primarily reflected a lower than anticipated claims severity trend (i.e., the average size of a claim) for accident years 2010 through 2014. The favorable loss development of $36.8 million and $65.5 million recognized in the three and six months ended June 30, 2016, respectively, primarily reflected a lower than anticipated claims severity trend for accident years 2009 through 2013. The favorable loss development of $143.8 million recognized in the twelve months ended December 31, 2016 primarily reflected a lower than anticipated claims severity trend for accident years 2008 through 2014.
For additional information regarding ProAssurance's reserve, see Note 1 of the Notes to Consolidated Financial Statements included in ProAssurance's December 31, 2016 Form 10-K.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2017

6. Commitments and Contingencies
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
ProAssurance has funding commitments primarily related to non-public investment entities totaling approximately $160.7 million, expected to be paid as follows: $57.9 million in 2017, $67.6 million in 2018 and 2019 combined, $32.2 million in 2020 and 2021 combined and $3.0 million thereafter. Of these funding commitments, $1.3 million are related to qualified affordable housing project tax credit investments and are expected to be paid as follows: $0.3 million in 2017, $0.3 million in 2018 and 2019 combined, $0.3 million in 2020 and 2021 combined and $0.4 million thereafter.
As a member of Lloyd's ProAssurance is required to provide capital to support Syndicate 1729 through 2022 of up to $200 million, referred to as FAL. At June 30, 2017, ProAssurance is satisfying the FAL requirement with investment securities on deposit with Lloyd's with a carrying value of $98.2 million (see Note 3 of the Notes to Condensed Consolidated Financial Statements).
ProAssurance has issued an unconditional revolving credit agreement to the Premium Trust Fund of Syndicate 1729 for the purpose of providing working capital. Permitted borrowings are £20.0 million under an amended Syndicate Credit Agreement executed in April 2016. Under the amended Syndicate Credit Agreement advances bear interest at 3.8% annually, and may be repaid at any time but are repayable upon demand after December 31, 2019. As of June 30, 2017, the unused commitment under the Syndicate Credit Agreement approximated £10.9 million (approximately $14.2 million as of June 30, 2017).
In conjunction with a strategic business partnership ProAssurance entered into during the third quarter of 2016, ProAssurance issued a line of credit of up to $9.0 million for the purpose of funding the entity's operations. The line of credit is non-interest bearing and may be repaid at any time but is repayable upon demand on or before August 31, 2017. As of June 30, 2017, the unused commitment under the line of credit approximated $4.5 million.
7. Debt
ProAssurance’s outstanding debt consisted of the following:

(In thousands)	June 30, 2017	December 31, 2016
Senior notes due 2023, unsecured, interest at 5.3% annually	$250,000	$250,000
Revolving Credit Agreement, outstanding borrowings are fully secured, see Note 3, and carried at a weighted average interest rate of 1.66% and 1.35%, respectively. Outstanding borrowings are not permitted to exceed $250 million aggregately; Revolving Credit Agreement expires in 2020. The interest rate on the borrowings is set at the time the respective borrowing is initiated or renewed. The current borrowings can be repaid or renewed in the third quarter 2017. If renewed, the interest rate will be reset.	178,000	200,000
Total principal	428,000	450,000
Less debt issuance costs	1,626	1,798
Debt less debt issuance costs	$426,374	$448,202
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

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2017

8. Shareholders’ Equity
At June 30, 2017 and December 31, 2016, ProAssurance had 100 million shares of authorized common stock and 50 million shares of authorized preferred stock. The Board has the authority to determine provisions for the issuance of preferred shares, including the number of shares to be issued, the designations, powers, preferences and rights, and the qualifications, limitations or restrictions of such shares. To date, the Board has not approved the issuance of preferred stock.
ProAssurance declared cash dividends of $0.31 per share during both the first and second quarters of 2017, totaling $33.0 million. ProAssurance declared cash dividends of $0.31 per share during both the first and second quarters of 2016, totaling $32.9 million.
At June 30, 2017, Board authorizations for the repurchase of common shares or the retirement of outstanding debt of $109.6 million remained available for use. ProAssurance did not repurchase any common shares during the six months ended June 30, 2017 and repurchased approximately 44,500 shares at a cost of $2.1 million during the six months ended June 30, 2016.
Share-based compensation expense and related tax benefits were as follows:

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2017	2016	2017	2016
Share-based compensation expense	$2,746	$3,098	$6,092	$5,813
Related tax benefits	$961	$1,084	$2,132	$2,035
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
Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)
For the three and six months ended June 30, 2017 and 2016, OCI was primarily comprised of unrealized gains and losses, including non-credit impairment losses, arising during the period related to available-for-sale securities, less reclassification adjustments, as shown in the table that follows, net of tax. For the six months ended June 30, 2016, OCI included a gain of $0.5 million, net of tax, related to changes from the reestimation of two defined benefit plans assumed in the Eastern acquisition, one of which was terminated late in 2016. The remaining plan is frozen as to the earnings of additional benefits, but the unrecognized plan benefit liability is reestimated annually.
At June 30, 2017 and December 31, 2016, AOCI was primarily comprised of unrealized gains and losses from available-for-sale securities, including non-credit impairments recognized in OCI of $0.5 million and $0.3 million, respectively, net of tax. During 2016, as discussed above, one of the defined benefit plans assumed in the Eastern acquisition was terminated and the related unrecognized losses were reclassified from AOCI to earnings. At June 30, 2017 and December 31, 2016, unrecognized changes in the remaining defined benefit plan liability were nominal in amount. All tax effects were computed using a 35% rate, with the exception of unrealized gains and losses on available-for-sale securities held at our U.K. and Cayman Island entities which were immaterial in amount.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2017

Amounts reclassified from AOCI to Net income and the amounts of deferred tax expense (benefit) included in OCI were as follows:

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2017	2016	2017	2016
Reclassifications from AOCI to Net income:
Realized investment gains (losses)	$(653)	$2,024	$963	$(4,443)
Non-credit impairment losses reclassified to earnings, due to sale of securities or reclassification as a credit loss	(3)	(753)	(3)	(2,279)
Total amounts reclassified, before tax effect	(656)	1,271	960	(6,722)
Tax effect (at 35%)	230	(445)	(336)	2,353
Net reclassification adjustments	$(426)	$826	$624	$(4,369)

Deferred tax expense (benefit) included in OCI	$2,983	$7,541	$4,464	$19,801
9. Variable Interest Entities
ProAssurance holds passive interests in a number of entities that are considered to be VIEs under GAAP guidance. ProAssurance's VIE interests principally consist of interests in LPs/LLCs formed for the purpose of achieving diversified equity and debt returns. ProAssurance's VIE interests carried as a part of Other investments totaled $27.0 million at June 30, 2017 and $26.9 million at December 31, 2016. ProAssurance's VIE interests carried as a part of Investment in unconsolidated subsidiaries totaled $270.5 million at June 30, 2017 and $282.3 million at December 31, 2016.
ProAssurance does not have power over the activities that most significantly impact the economic performance of these VIEs and thus is not the primary beneficiary. Therefore, ProAssurance has not consolidated these VIEs. ProAssurance’s involvement with each entity is limited to its direct ownership interest in the entity. Except as disclosed in Note 6 of the Notes to Condensed Consolidated Financial Statements, ProAssurance has no arrangements with any of the entities to provide other financial support to or on behalf of the entity. At June 30, 2017, ProAssurance’s maximum loss exposure relative to these investments was limited to the carrying value of ProAssurance’s investment in the VIE.
10. Earnings Per Share
Diluted weighted average shares is calculated as basic weighted average shares plus the effect, calculated using the treasury stock method, of assuming that performance and restricted share units and purchase match units have vested. All outstanding performance and restricted share units and purchase match units had a dilutive effect for the three and six months ended June 30, 2017 and 2016.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2017

11. Segment Information
ProAssurance operates in four segments that are organized around the nature of the products and services provided: Specialty P&C, Workers' Compensation, Lloyd's Syndicate, and Corporate. A description of each segment follows.
Specialty P&C is primarily focused on professional liability insurance and medical technology liability insurance. Professional liability insurance is primarily offered to healthcare providers and institutions and to attorneys and their firms. Medical technology liability insurance is offered to medical technology and life sciences companies that manufacture or distribute products including entities conducting human clinical trials. The Specialty P&C segment cedes certain premium to the Lloyd's Syndicate segment under a quota share agreement with Syndicate 1729. As discussed below, Syndicate 1729 operating results are reported on a quarter delay. For consistency purposes, results from this ceding arrangement, other than cash receipts or disbursements, have been reported within the Specialty P&C segment on the same one-quarter delay.
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

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2017

Financial results by segment were as follows:

	Three Months Ended June 30, 2017
(In thousands)	Specialty P&C	Workers' Compensation	Lloyd's Syndicate	Corporate	Inter-segment Eliminations	Consolidated
Net premiums earned	$109,005	$56,854	$14,494	$—	$—	$180,353
Net investment income	—	—	410	22,267	—	22,677
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	2,516	—	2,516
Net realized gains (losses)	—	—	47	(2,266)	—	(2,219)
Other income	1,469	209	(151)	778	(55)	2,250
Net losses and loss adjustment expenses	(71,296)	(33,486)	(10,768)	—	—	(115,550)
Underwriting, policy acquisition and operating expenses	(26,239)	(17,093)	(6,851)	(7,757)	55	(57,885)
Segregated portfolio cells dividend (expense) income (1)(2)	(5,119)	(2,698)	—	(994)	—	(8,811)
Interest expense	—	—	—	(4,145)	—	(4,145)
Income tax benefit (expense)(2)	—	—	548	(216)	—	332
Segment operating results	$7,820	$3,786	$(2,271)	$10,183	$—	$19,518
Significant non-cash items:
Depreciation and amortization, net of accretion	$1,506	$831	$(5)	$3,814	$—	$6,146

	Six Months Ended June 30, 2017
(In thousands)	Specialty P&C	Workers' Compensation	Lloyd's Syndicate	Corporate	Inter-segment Eliminations	Consolidated
Net premiums earned	$222,063	$112,137	$29,056	$—	$—	$363,256
Net investment income	—	—	782	45,081	—	45,863
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	4,324	—	4,324
Net realized gains (losses)	—	—	74	10,987	—	11,061
Other income	2,668	354	240	951	(142)	4,071
Net losses and loss adjustment expenses	(146,291)	(68,136)	(20,274)	—	—	(234,701)
Underwriting, policy acquisition and operating expenses	(52,217)	(33,784)	(13,062)	(16,073)	142	(114,994)
Segregated portfolio cells dividend (expense) income (1)(2)	(5,091)	(3,872)	—	(2,223)	—	(11,186)
Interest expense	—	—	—	(8,278)	—	(8,278)
Income tax benefit (expense)(2)	—	—	555	1,002	—	1,557
Segment operating results	$21,132	$6,699	$(2,629)	$35,771	$—	$60,973
Significant non-cash items:
Depreciation and amortization, net of accretion	$3,417	$1,668	$(8)	$8,872	$—	$13,949

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2017

	Three Months Ended June 30, 2016
(In thousands)	Specialty P&C	Workers' Compensation	Lloyd's Syndicate	Corporate	Inter-segment Eliminations	Consolidated
Net premiums earned	$108,126	$55,093	$13,513	$—	$—	$176,732
Net investment income	—	—	337	24,246	—	24,583
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	376	—	376
Net realized gains (losses)	—	—	14	10,915	—	10,929
Other income	1,732	139	188	286	(164)	2,181
Net losses and loss adjustment expenses (3)	(62,301)	(34,661)	(8,502)	—	(1,435)	(106,899)
Underwriting, policy acquisition and operating expenses (3)	(25,902)	(16,334)	(5,240)	(8,157)	1,599	(54,034)
Segregated portfolio cells dividend (expense) income (1)	—	(1,277)	—	(246)	—	(1,523)
Interest expense	—	—	—	(3,851)	—	(3,851)
Income tax benefit (expense)	—	—	(812)	(4,601)	—	(5,413)
Segment operating results	$21,655	$2,960	$(502)	$18,968	$—	$43,081
Significant non-cash items:
Depreciation and amortization, net of accretion	$1,486	$1,393	$43	$5,421	$—	$8,343

	Six Months Ended June 30, 2016
(In thousands)	Specialty P&C	Workers' Compensation	Lloyd's Syndicate	Corporate	Inter-segment Eliminations	Consolidated
Net premiums earned	$218,882	$109,476	$25,954	$—	$—	$354,312
Net investment income	—	—	653	49,370	—	50,023
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	(3,259)	—	(3,259)
Net realized gains (losses)	—	—	8	2,570	—	2,578
Other income	3,008	610	440	744	(267)	4,535
Net losses and loss adjustment expenses (3)	(133,477)	(69,687)	(14,690)	—	—	(217,854)
Underwriting, policy acquisition and operating expenses (3)	(50,954)	(34,165)	(10,406)	(15,665)	267	(110,923)
Segregated portfolio cells dividend (expense) income (1)	—	(1,990)	—	(709)	—	(2,699)
Interest expense	—	—	—	(7,537)	—	(7,537)
Income tax benefit (expense)	—	—	(897)	(5,880)	—	(6,777)
Segment operating results	$37,459	$4,244	$1,062	$19,634	$—	$62,399
Significant non-cash items:
Depreciation and amortization, net of accretion	$3,497	$2,797	$109	$10,568	$—	$16,971
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

(2) During the second quarter of 2017, ProAssurance recognized a $5.2 million pre-tax expense related to previously unrecognized SPC dividend expense for the cumulative earnings of unrelated parties that have owned segregated portfolio cells at various periods since 2003 in a Bermuda captive insurance operation managed by the Company's HCPL line of business within the Specialty P&C segment. The expense recorded in the second quarter of 2017 related to periods prior to the current period and is unrelated to the captive operations of the Company's Eastern Re subsidiary. The $1.8 million tax impact of the expense recognized in the second quarter of 2017 is reflected as an income tax benefit in the Corporate segment.

(3) During the second quarter of 2016, ProAssurance discontinued the practice of eliminating in consolidation the portion of the management fee that was allocated to ULAE and reversed the elimination that was recorded in the first quarter of 2016. Thus, there was no management fee elimination recorded in ULAE for the 2016 six-month period and no similar elimination for the 2017 three- and six-month periods.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2017

The following table provides detailed information regarding ProAssurance's gross premiums earned by product as well as a reconciliation to net premiums earned. All gross premiums earned are from external customers except as noted. ProAssurance's insured risks are primarily within the U.S.

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2017	2016	2017	2016
Specialty P&C Segment
Gross premiums earned:
Healthcare professional liability	$115,781	$111,938	$232,832	$225,687
Legal professional liability	6,417	6,493	12,734	13,107
Medical technology liability	8,389	8,243	16,701	16,794
Other	101	154	203	421
Ceded premiums earned	(21,683)	(18,702)	(40,407)	(37,127)
Segment net premiums earned	109,005	108,126	222,063	218,882

Workers' Compensation Segment
Gross premiums earned:
Traditional business	42,501	42,193	84,269	84,844
Alternative market business	20,209	18,805	39,655	37,099
Ceded premiums earned	(5,856)	(5,905)	(11,787)	(12,467)
Segment net premiums earned	56,854	55,093	112,137	109,476

Lloyd's Syndicate Segment
Gross premiums earned:
Property and casualty*	16,960	13,859	34,145	27,231
Ceded premiums earned	(2,466)	(346)	(5,089)	(1,277)
Segment net premiums earned	14,494	13,513	29,056	25,954

Consolidated Net premiums earned	$180,353	$176,732	$363,256	$354,312
*Includes premium assumed from the Specialty P&C segment of $3.1 million and $6.6 million for the three and six months ended June 30, 2017, respectively, and $3.4 million and $7.0 million for the three and six months ended June 30, 2016.
12. Subsequent Events
In July 2017, ProAssurance repaid $17 million of the balance outstanding on the Revolving Credit Agreement (see Note 7 of the Notes to Condensed Consolidated Financial Statements for further discussion of the terms of the Revolving Credit Agreement).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes to those statements which accompany this report. Throughout the discussion we use certain terms and abbreviations, which can be found in the Glossary of Terms and Acronyms at the beginning of this report. In addition, a glossary of insurance terms and phrases is available on the investor section of our website. Throughout the discussion, references to "ProAssurance," "PRA," "Company," "we," "us" and "our" refer to ProAssurance Corporation and its consolidated subsidiaries. The discussion contains certain forward-looking information that involves significant risks, assumptions and uncertainties. As discussed under the heading "Caution Regarding Forward-Looking Statements," our actual financial condition and operating results could differ significantly from these forward-looking statements.
ProAssurance Overview
We report our results in four segments based on the operational focus of the segment. Our Specialty P&C segment includes our professional liability business and our medical technology liability business. Our Workers' Compensation segment includes workers' compensation insurance for employers, groups and associations. Our Lloyd's Syndicate segment reflects operating results from our 58% participation in Syndicate 1729, which underwrites risks over a wide range of property and casualty insurance and reinsurance lines in both the U.S. and international markets. Information regarding Lloyd's operations derived from U.K. based entities is reported on a quarter delay, although investment results associated with our FAL investments are reported concurrently as those results are available on an earlier time frame. Our Corporate segment includes our investment operations, which are managed at the corporate level (except results associated with investment assets solely allocated to Syndicate 1729 operations), non-premium revenues generated outside of our insurance entities, corporate expenses, interest and U.S. income taxes. Additional information regarding our segments is included in Note 11 of the Notes to Condensed Consolidated Financial Statements and in Part I of our 2016 Form 10-K.
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
As of June 30, 2017, our reserve is comprised almost entirely of long-tail exposures. The estimation of long-tailed losses is inherently difficult and is subject to significant judgment on the part of management. Due to the nature of our claims, our loss costs, even for claims with similar characteristics, can vary significantly depending upon many factors, including but not limited to the specific characteristics of the claim and the manner in which the claim is resolved. Long-tailed insurance is characterized by the extended period of time typically required to assess the viability of a claim, potential damages, if any, and to then reach a resolution of the claim. The claims resolution process may extend to more than five years. The combination of continually changing conditions and the extended time required for claim resolution results in a loss cost estimation process that requires actuarial skill and the application of significant judgment, and such estimates require periodic modification.
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

Our reserving process can be broadly grouped into three areas: the establishment of the reserve for the current accident year (the initial reserve), the re-estimation of the reserve for prior accident years (development of prior accident years) and the establishment of the initial reserve for risks assumed in business combinations, applicable only in periods in which acquisitions occur (the acquired reserve).
Current Accident Year - Initial Reserve
Considerable judgment is required in establishing our initial reserve for any current accident year period, as there is limited data available upon which to base our estimate. Our process for setting an initial reserve considers the unique characteristics of each product, but in general we rely heavily on the loss assumptions that were used to price business, as our pricing reflects our analysis of loss costs that we expect to incur relative to the insurance product being priced.
Specialty P&C Segment. Loss costs within this segment are impacted by many factors, including but not limited to the nature of the claim, including whether or not the claim is an individual or a mass tort claim, the personal situation of the claimant or the claimant's family, the outcome of jury trials, the legislative and judicial climate where any potential litigation may occur, general economic conditions and, for claims involving bodily injury, the trend of healthcare costs. Within our Specialty P&C segment, for our HCPL business (77% of our consolidated gross reserve for losses and loss adjustment expenses as of December 31, 2016), we set an initial reserve using the average loss ratio used in our pricing, plus an additional provision in consideration of the historical loss volatility we and others in the industry have experienced. For our HCPL business our target loss ratio during recent accident years has ranged from 77% to 78% and the provision for loss volatility has ranged from 8 to 10 percentage points, producing an overall average initial loss ratio for our HCPL business of approximately 87%. The reasons for the higher loss provisions vary from period to period and have included additional loss activity within our surplus lines business, provisions for losses in excess of policy limits, adjustments to unallocated loss adjustment expenses, adjustment to the reserve for the death, disability and retirement provisions in our policies and additional losses recorded for particular exposures, such as mass torts. These specific adjustments are made if we believe the results for a given accident year are likely to exceed those anticipated by our pricing. We believe use of a provision for volatility appropriately considers the inherent risks and limitations of our rate development process and the historic volatility of professional liability losses (the industry has experienced accident year loss ratios as high as 163% and as low as 53% over the past 30 years) and produces a reasonable best estimate of the reserve required to cover actual ultimate unpaid losses. A similar practice is followed for our legal professional liability business (4% of our consolidated gross reserve for losses and loss adjustment expenses as of December 31, 2016).
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
Lloyd's Syndicate Segment. Due to the relatively short history of Syndicate 1729 (inception date January 1, 2014) we are influenced by historical claims experience of the Lloyd's market for similar risks in estimating the appropriate initial reserves for our Lloyd's Syndicate segment. Loss assumptions by risk category were incorporated into the business plan submitted to Lloyd's for Syndicate 1729 with consideration given to loss experience incurred to date. We expect loss ratios to fluctuate from quarter to quarter as Syndicate 1729 writes more business and the book begins to mature. Loss ratios can also fluctuate due to the timing of earned premium adjustments. Such adjustments may be the result of premiums for certain policies and assumed reinsurance contracts being reported subsequent to the coverage period and may be subject to adjustment based on loss experience. Premium and exposure for some of Syndicate 1729's insurance policies and reinsurance contracts are initially estimated and subsequently recorded over an extended period of time as reports are received under binding authority programs. When reports are received, the premium, exposure and corresponding loss estimates are revised accordingly. Changes in loss estimates due to premium or exposure fluctuations are incurred in the accident year in which the premium is earned.

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
For the 2004 to 2009 accident years, both our internal and consulting actuaries observed an unprecedented reduction in the frequency of HCPL claims (or number of claims per exposure unit) that cannot be attributed to any single factor. Since 2009, claim frequency has been relatively constant, at a lower level than had historically existed. For a number of years, we believed that much of the reduction in claim frequency was the result of a decline in the filing of non-meritorious lawsuits that had historically been dismissed or otherwise resulted in no payment of indemnity on behalf of our insureds. With fewer non-meritorious claims being filed we expected that the claims that were filed had the potential for greater average losses, or greater severity. To date, however, this effect has not materialized to the extent we anticipated. The uncertainty as to the impact this decline in frequency might ultimately have on the average cost of claims complicated the selection of an appropriate severity trend for our pricing model for these lines, and factoring severity into the various actuarial methodologies we use to evaluate our reserve has been increasingly challenging. Based on the weighted average of payments, typically 92% of our HCPL claims are resolved after eight years for a given accident year.
Although we remain uncertain regarding the ultimate severity trend to project into the future due to the long-tailed nature of our business, we have given consideration to observed loss costs in setting our rates. For our HCPL business this practice has resulted in rate reductions in recent years. For example, on average, excluding our podiatry business acquired in 2009, we have gradually reduced the premium rates we charge on our standard physician renewal business (our largest HCPL line) by approximately 16% from the beginning of 2006 to June 30, 2017. Loss ratios for the current accident years have thus remained fairly constant because expected loss reductions have been reflected in our rates.
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
Loss Development
We recognized net favorable reserve development of $29.0 million during the three months ended June 30, 2017, of which favorable development of $26.5 million related to our Specialty P&C segment and $2.9 million related to our Workers' Compensation segment, slightly offset by unfavorable development of $0.4 million related to our Lloyd's Syndicate segment. We recognized net favorable reserve development of $57.8 million during the six months ended June 30, 2017, of which $51.8 million related to our Specialty P&C segment, $5.3 million related to our Workers' Compensation segment and $0.7 million related to our Lloyd's Syndicate segment.
Net favorable development recognized within the Specialty P&C segment was primarily attributable to the favorable resolution of HCPL claims during the period and an evaluation of established case reserves and paid claims data that indicated that the actual severity trend associated with the remaining HCPL claims is less than we had previously estimated.
Net favorable development recognized within the Workers' Compensation segment included amortization of the purchase accounting fair value adjustment within the traditional business of $0.4 million and $0.8 million for the three and six months ended June 30, 2017, respectively; the remaining net favorable development of $2.5 million and $4.5 million for the three and six months ended June 30, 2017, respectively, was attributable to our SPCs which are evaluated at the cell level. Because a relatively small number of claims are open per cell, the closing of claims can affect the actuarial projections for the remaining open claims in the cell to an extent that indicates development should be recognized for the cell.
Net favorable development recognized within our Lloyd's Syndicate segment for the six months ended June 30, 2017 was attributable to actual loss experience proving to have been better than the Lloyd's market historical averages for similar risks which were used to establish initial reserves and more than offset the net unfavorable development recognized during the second quarter of 2017. The unfavorable development recognized during the second quarter of 2017 is related primarily to an increase in ultimate loss estimates related to a particular year. See further discussion in our Segment Operating Results - Lloyd's Syndicate section that follows.
Investment Valuations
We record the majority of our investments at fair value as shown in the table below. At June 30, 2017 the distribution of our investments based on GAAP fair value hierarchies (levels) was as follows:

	Distribution by GAAP Fair Value Hierarchy
	Level 1	Level 2	Level 3	Not Categorized	Total Investments
Investments recorded at:
Fair value	18%	69%	1%	6%	94%
Other valuations					6%
Total Investments					100%
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. All of our fixed maturity and equity security investments are carried at fair value. Our short-term securities are carried at amortized cost, which approximates fair value.

Because of the number of securities we own and the complexity of developing accurate fair values, we utilize multiple independent pricing services to assist us in establishing the fair value of individual securities. The pricing services provide fair values based on exchange-traded prices, if available. If an exchange-traded price is not available, the pricing services, if possible, provide a fair value that is based on multiple broker/dealer quotes or that has been developed using pricing models. Pricing models vary by asset class and utilize currently available market data for securities comparable to ours to estimate a fair value for our securities. The pricing services scrutinize market data for consistency with other relevant market information before including the data in the pricing models. The pricing services disclose the types of pricing models used and the inputs used for each asset class. Determining fair values using these pricing models requires the use of judgment to identify appropriate comparable securities and to choose a valuation methodology that is appropriate for the asset class and available data.
The pricing services provide a single value per instrument quoted. We review the values provided for reasonableness each quarter by comparing market yields generated by the supplied value versus market yields observed in the marketplace. We also compare yields indicated by the provided values to appropriate benchmark yields and review for values that are unchanged or that reflect an unanticipated variation as compared to prior period values. We utilize a primary pricing service for each security type and compare provided information for consistency with alternate pricing services, known market data and information from our own trades, considering both values and valuation trends. We also review weekly trades versus the prices supplied by the services. If a supplied value appears unreasonable, we discuss the valuation in question with the pricing service and make adjustments if deemed necessary. Historically our review has not resulted in any material changes to the values supplied by the pricing services. The pricing services do not provide a fair value unless an exchange traded price or multiple observable inputs are available. As a result, the pricing services may provide a fair value for a security in some periods but not others, depending upon the level of recent market activity for the security or comparable securities.
Level 1 Investments
Fair values for a majority of our equity securities and portions of our corporate debt, short-term and convertible securities are determined using exchange traded prices. There is little judgment involved when fair value is determined using an exchange-traded price. In accordance with GAAP, for disclosure purposes we classify securities valued using an exchange-traded price as Level 1 securities.
Level 2 Investments
Most fixed income securities do not trade daily, and thus exchange-traded prices are generally not available for these securities. However, market information (often referred to as observable inputs or market data, including but not limited to, last reported trade, non-binding broker quotes, bids, benchmark yield curves, issuer spreads, two sided markets, benchmark securities, offers and recent data regarding assumed prepayment speeds, cash flow and loan performance data) is available for most of our fixed income securities. We determine fair value for a large portion of our fixed income securities using available market information. In accordance with GAAP, for disclosure purposes we classify securities valued based on multiple market observable inputs as Level 2 securities.
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

Investments - Other Valuation Methodologies
Certain of our investments, in accordance with GAAP for the type of investment, are measured using methodologies other than fair value. At June 30, 2017, these investments represented approximately 6% of total investments, and are detailed in the following table. Additional information about these investments is provided in Notes 2 and 3 of the Notes to Condensed Consolidated Financial Statements.

(In millions)	Carrying Value	GAAP Measurement Method
Other investments:
Investments in LPs	$46.2	Cost
Other, principally FHLB capital stock	3.5	Principally Cost
	49.7
Investment in unconsolidated subsidiaries:
Investments in tax credit partnerships	104.0	Equity
Equity method LPs/LLCs	25.1	Equity
	129.1
BOLI	61.0	Cash surrender value
Total investments - Other valuation methodologies	$239.8
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
Investments in LPs/LLCs which are not accounted for under the equity method are evaluated for impairment by comparing our carrying value to NAV of our interest as reported by the LP/LLC. Additionally, management considers the performance of the LP/LLC relative to the market and its stated objectives, cash flows expected from the interest and the audited financial statements of the LP/LLC, if available.
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
Deferred Policy Acquisition Costs
Policy acquisition costs (primarily commissions, premium taxes and underwriting salaries) which are directly related to the successful acquisition of new and renewal premiums are capitalized as DPAC and charged to expense, net of ceding commissions earned, as the related premium revenue is recognized. We evaluate the recoverability of our DPAC at the segment level each reporting period, and any amounts estimated to be unrecoverable are charged to expense in the current period. As of June 30, 2017 we have not determined that any amounts are unrecoverable.
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

Unrecognized Tax Benefits
We evaluate tax positions taken on tax returns and recognize positions in our financial statements when it is more likely than not that we will sustain the position upon resolution with a taxing authority. If recognized, the benefit is measured as the largest amount of benefit that has a greater than 50% probability of being realized. We review uncertain tax positions each period, considering changes in facts and circumstances, such as changes in tax law, interactions with taxing authorities and developments in case law, and make adjustments as we consider necessary. Adjustments to our unrecognized tax benefits may affect our income tax expense, and settlement of uncertain tax positions may require the use of cash. Other than differences related to timing, no significant adjustments were considered necessary during the six months ended June 30, 2017 or 2016. At June 30, 2017, our liability for unrecognized tax benefits approximated $8.6 million.
Goodwill
We review goodwill for impairment annually on October 1 and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. Goodwill is tested for impairment at the reporting unit level. Our reporting units are consistent with the reportable segments identified in Note 11 of the Notes to Condensed Consolidated Financial Statements. Of the four reporting units, two have goodwill - Specialty P&C and Workers' Compensation. As of October 1, 2016, we performed a qualitative goodwill impairment assessment for our Specialty P&C segment and a quantitative goodwill impairment assessment for our Workers' Compensation segment. At the valuation date, management concluded that the fair values of both the Specialty P&C and Workers' Compensation reporting units exceeded their respective carrying values, and no goodwill impairment was recorded. There have been no events or changes in circumstances since that evaluation date that would indicate the carrying amount of goodwill is not recoverable. Additional information regarding our goodwill assessment at the segment level is included in Note 1 of the Notes to Consolidated Financial Statements included in ProAssurance's December 31, 2016 Form 10-K.
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
Accounting Changes
We are not aware of any accounting changes not yet adopted as of June 30, 2017 that would have a material effect on our results of operations or financial position. Note 1 of the Notes to Condensed Consolidated Financial Statements provides additional detail regarding accounting changes.

Liquidity and Capital Resources and Financial Condition
Overview
ProAssurance Corporation is a holding company and is a legal entity separate and distinct from its subsidiaries. The holding company's principal sources of revenue are investment revenues, and dividends from its operating subsidiaries represent a significant source of funds for its obligations, including debt service and shareholder dividends. At June 30, 2017, we held cash and liquid investments of approximately $237 million outside our insurance subsidiaries that were available for use without regulatory approval or other restriction. As of July 31, 2017, our holding company also has an additional $39 million in permitted borrowings under its Revolving Credit Agreement, which includes $17 million of the outstanding balance that was repaid in July 2017. Additionally, we have available an accordion feature, which if subscribed successfully, would allow another $50 million in available funds as discussed in this section under the heading "Debt."
To date, during 2017, our insurance subsidiaries have paid dividends to us of approximately $158 million, which included extraordinary dividends of $99 million. In the aggregate, our domestic insurance subsidiaries have available and intend to pay dividends of approximately $99 million over the remainder of 2017 which do not require the prior approval of state insurance regulators. The payment of any dividend requires prior notice to the insurance regulator in the state of domicile, and the regulator may reduce or prevent the dividend if, in its judgment, payment of the dividend would have an adverse effect on the surplus of the insurance subsidiary. We make the decision to pay dividends from an insurance subsidiary based on the capital needs of that subsidiary, and may pay less than the permitted dividend or may also request permission to pay an additional amount (an extraordinary dividend).
Cash Flows
Cash flows between periods compare as follows:

	Six Months Ended June 30
(In thousands)	2017 vs 2016	2016 vs 2015
Increase (decrease) in net cash provided (used) by:
Operating activities	$(32,217)	$32,479
Investing activities	351,345	(209,936)
Financing activities	(223,081)	127,200
Increase (decrease) in Cash and cash equivalents	$96,047	$(50,257)
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
The decrease in operating cash flows for the six months ended June 30, 2017 as compared to six months ended June 30, 2016 was primarily driven by an increase in tax payments of $19.0 million, an increase in cash paid for operating expenses of $14.1 million and a decrease in cash received from investment income of $6.2 million. The increase in tax payments was due to the effect of a $15.0 million tax refund received in 2016 for the 2015 tax year and a $4.0 million increase in 2017 estimated tax payments. The increase in cash paid for operating expenses was primarily due to an increase in compensation related costs driven by our Specialty P&C segment and an increase in other underwriting and policy acquisition expenses in our Workers' Compensation segment; no remaining individually significant variances in expense categories. These decreases in operating cash flows were partially offset by an increase in premium receipts of $9.8 million driven by our Workers' Compensation and Specialty P&C segments.
The increase in operating cash flows for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 was primarily attributable to a decrease in net tax payments driven by an $18.0 million reduction in estimated tax payments and the receipt of the aforementioned $15.0 million tax refund received in 2016. In addition, the increase reflected a $6.8 million net cash receipt in 2016 as the result of the commutation of the 2014 calendar year quota share reinsurance arrangement between our Specialty P&C segment and Syndicate 1729. These increases in operating cash flows were partially offset by a $6.6 million decrease in cash received from investment income.
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

Our financing cash flows are primarily composed of dividend payments, repurchases of common stock, and borrowings and repayments under our Revolving Credit Agreement. See further discussion of our financing activities in this section under "Financing Activities and Related Cash Flows."
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
During the three and six months ended June 30, 2017, we wrote workers' compensation and healthcare professional liability policies in our alternative market business generating premium of approximately $15.5 million and $45.5 million, respectively. These policies are reinsured to the SPCs of our wholly owned subsidiary, Eastern Re, domiciled in the Cayman Islands, net of a ceding commission. The alternative market workers' compensation policies are ceded to the SPCs under 100% quota share reinsurance agreements and then further reinsured under an excess of loss reinsurance arrangement. The alternative market professional liability policies are ceded to the SPCs under either excess of loss or quota share reinsurance agreements, depending on the structure of the individual program, and the portion of the risk that is not ceded to an SPC may also be reinsured under our standard healthcare professional liability reinsurance program depending on the policy limits provided. The remaining premium written in our alternative market business of $1.2 million and $4.9 million for the three and six months ended June 30, 2017, respectively, is 100% ceded to unaffiliated captive insurers.
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
Litigation
We are involved in various legal actions related to insurance policies and claims handling including, but not limited to, claims asserted against us by policyholders. These types of legal actions arise in the ordinary course of business and, in accordance with GAAP for insurance entities, are generally considered as a part of our loss reserving process, which is described in detail in our Critical Accounting Estimates section under the heading "Reserve for Losses and Loss Adjustment Expenses." We also have other direct actions against the Company unrelated to our claims activity which we evaluate and account for as a part of our other liabilities. For these corporate legal actions, we evaluate each case separately and establish what we believe is an appropriate reserve based on GAAP guidance related to contingent liabilities. As of June 30, 2017 there were no material reserves established for corporate legal actions.

Investing Activities and Related Cash Flows
Our investments at June 30, 2017 and December 31, 2016 are comprised as follows:

	June 30, 2017		December 31, 2016
($ in thousands)	Carrying Value	% of Total Investment	Carrying Value	% of Total Investment
Fixed Maturities, Available for Sale
U.S. Treasury obligations	$143,453	3%	$146,539	4%
U.S. Government-sponsored enterprise obligations	20,192	1%	30,235	1%
State and municipal bonds	721,836	20%	800,463	20%
Corporate debt	1,312,728	36%	1,278,991	33%
Residential mortgage-backed securities	206,415	5%	217,906	5%
Commercial mortgage-backed securities	29,117	1%	32,394	1%
Other asset-backed securities	112,366	3%	106,878	3%
Total fixed maturities securities, available for sale	2,546,107	69%	2,613,406	67%

Equity securities, trading	410,906	11%	387,274	10%
Short-term investments	263,701	7%	442,084	11%
BOLI	61,031	2%	60,134	1%
Investment in unconsolidated subsidiaries	330,329	9%	340,906	9%
Other investments	80,466	2%	81,892	2%
Total Investments	$3,692,540	100%	$3,925,696	100%

The distribution of our investments in fixed-maturity securities by rating were as follows:

($ in thousands)	June 30, 2017		December 31, 2016
Rating	Carrying Value	% of Fixed Maturities	Carrying Value	% of Fixed Maturities
AAA	$644,529	25%	$676,815	26%
AA+	197,178	8%	213,892	8%
AA	206,115	8%	227,076	9%
AA-	236,487	9%	243,562	9%
A+	279,719	11%	271,534	10%
A	296,962	12%	282,530	11%
A-	209,340	8%	221,139	9%
BBB+	130,854	5%	132,705	5%
BBB	115,174	5%	115,867	4%
BBB-	51,965	2%	54,366	2%
Below investment grade	144,959	6%	146,071	6%
Not rated	32,825	1%	27,849	1%
Total	$2,546,107	100%	$2,613,406	100%
A detailed listing of our investment holdings as of June 30, 2017 is located under the Financial Information heading on the Investor Relations page of our website which can be reached directly at www.proassurance.com/investmentholdings, or through links from the Investor Relations section of our website, Investor.Proassurance.com.
We manage our investments to ensure that we will have sufficient liquidity to meet our obligations, taking into consideration the timing of cash flows from our investments, including interest payments, dividends and principal payments, as well as the expected cash flows to be generated by our operations. In addition to the interest and dividends we will receive, we anticipate that between $50 million and $90 million of our investments will mature (or be paid down) each quarter over the next twelve months and become available, if needed, to meet our cash flow requirements. The primary outflow of cash at our insurance subsidiaries is related to paid losses and operating costs, including income taxes. The payment of individual claims cannot be predicted with certainty; therefore, we rely upon the history of paid claims in estimating the timing of future claims payments. To the extent that we may have an unanticipated shortfall in cash we may either liquidate securities or borrow funds under existing borrowing arrangements through our credit facility and the FHLB system. As of July 31, 2017, $89 million could be made available for use through our credit facility, as discussed in this section under the heading "Debt." Given the duration of our investments, we do not foresee a shortfall that would require us to meet operating cash needs through additional borrowings. Additional information regarding the credit facility is detailed in Note 7 of the Notes to Condensed Consolidated Financial Statements.
As discussed in Note 3 of the Notes to Condensed Consolidated Financial Statements, our fixed maturity and short-term investments include securities deposited with Lloyd's in order to meet our FAL requirement. At June 30, 2017 securities on deposit with Lloyd's included fixed maturities having a fair value of $94.8 million and short-term investments with a fair value of $3.4 million.
Our investment portfolio continues to be primarily composed of high quality fixed income securities with approximately 93% of our fixed maturities being investment grade securities as determined by national rating agencies. The weighted average effective duration of our fixed maturity securities at June 30, 2017 was 3.42 years; the weighted average effective duration of our fixed maturity securities combined with our short-term securities was 3.10 years.
The carrying value and unfunded commitments for certain of our investments are the following:

	Carrying Value		June 30, 2017
($ in thousands, except expected funding period)	June 30, 2017	December 31, 2016	Unfunded Commitment	Expected funding period in years
Qualified affordable housing project tax credit partnerships (1)	$95,041	$102,313	$1,325	6
Historic tax credit partnerships (2)	8,976	11,459	3,642	2
Investment fund LPs/LLCs (2)	272,512	273,986	155,736	6
Total	$376,529	$387,758	$160,703
(1) The carrying value reflects our total commitments (both funded and unfunded) to the partnerships, less any amortization, since our initial investment. We fund these investments based on funding schedules maintained by the partnerships.

(2) The carrying value reflects our funded commitments less any amortization.
Investment fund LPs/LLCs are by nature less liquid and may involve more risk than other investments. We manage our risk through diversification of asset class and geographic location. At June 30, 2017, we had investments in 26 separate investment funds with a total carrying value, as shown in the table above, which represented 7% of our Total Investments. We review and monitor the performance of these investments on a quarterly basis.
Financing Activities and Related Cash Flows
Treasury Shares
During 2017 we have not repurchased any common shares and, as of July 31, 2017, our remaining Board authorization was approximately $109.6 million. During the six months ended June 30, 2016 we repurchased approximately 44,500 common shares, having a total cost of approximately $2.1 million (including approximately 16,800 shares at a total cost of $0.8 million during the three months ended June 30, 2016).
Shareholder Dividends
Our Board of Directors declared quarterly cash dividends of $0.31 per share during the first and second quarters of both 2017 and 2016, each of which was paid in the following quarter. Dividends paid in the first six months of 2017 and 2016 included special dividends of $4.69 and $1.00 per share, respectively, declared in the fourth quarters of 2016 and 2015, respectively. Any decision to pay future cash dividends is subject to the Board’s final determination after a comprehensive review of financial performance, future expectations and other factors deemed relevant by the Board.
Debt
At June 30, 2017 our debt included $250 million of outstanding unsecured senior notes. The notes bear interest at 5.3% annually and are due in 2023 although they may be redeemed in whole or part prior to maturity. There are no financial covenants associated with these notes.
We have a Revolving Credit Agreement which may be used for general corporate purposes, including, but not limited to, short-term working capital, share repurchases as authorized by the Board and support for other activities. Our Revolving Credit

Agreement permits borrowings of up to $200 million, and has available a $50 million accordion feature, which, if successfully subscribed, would expand permitted borrowings up to $250 million. During the second quarter of 2017, we repaid $22 million of the balance outstanding on the Revolving Credit Agreement, and at June 30, 2017, we had outstanding borrowings of $178 million, on a fully secured basis. In July 2017, we repaid $17 million of the balance outstanding on the Revolving Credit Agreement, and all remaining outstanding borrowings are repayable or renewable in the third quarter of 2017. Repayment can be deferred until expiration of the Revolving Credit Agreement in June 2020. We are in compliance with the financial covenants of the Revolving Credit Agreement.
Additional information regarding our debt is provided in Note 7 of the Notes to Condensed Consolidated Financial Statements.
We are a member of two FHLBs. Through membership, we have access to secured cash advances which can be used for liquidity purposes or other operational needs. To date, we have not materially utilized our membership for borrowing purposes.

Results of Operations – Three and Six Months Ended June 30, 2017 Compared to Three and Six Months Ended June 30, 2016
Selected consolidated financial data for each period is summarized in the table below.

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands, except per share data)	2017	2016	Change		2017	2016	Change
Revenues:
Net premiums written	$175,651	$171,469	$4,182		$379,878	$367,297	$12,581
Net premiums earned	$180,353	$176,732	$3,621		$363,256	$354,312	$8,944
Net investment result	25,193	24,959	234		50,187	46,764	3,423
Net realized investment gains (losses)	(2,219)	10,929	(13,148)		11,061	2,578	8,483
Other income	2,250	2,181	69		4,071	4,535	(464)
Total revenues	205,577	214,801	(9,224)		428,575	408,189	20,386
Expenses:
Net losses and loss adjustment expenses	115,550	106,899	8,651		234,701	217,854	16,847
Underwriting, policy acquisition and operating expenses	57,885	54,034	3,851		114,994	110,923	4,071
Segregated portfolio cells dividend expense (income)	8,811	1,523	7,288		11,186	2,699	8,487
Interest expense	4,145	3,851	294		8,278	7,537	741
Total expenses	186,391	166,307	20,084		369,159	339,013	30,146
Income before income tax	19,186	48,494	(29,308)		59,416	69,176	(9,760)
Income tax (benefit)	(332)	5,413	(5,745)		(1,557)	6,777	(8,334)
Net income	$19,518	$43,081	$(23,563)		$60,973	$62,399	$(1,426)
Operating income	$21,357	$36,048	$(14,691)		$54,758	$60,990	$(6,232)
Earnings per share:
Basic	$0.37	$0.81	$(0.44)		$1.14	$1.17	$(0.03)
Diluted	$0.36	$0.81	$(0.45)		$1.14	$1.17	$(0.03)
Operating earnings per share:
Basic	$0.40	$0.68	$(0.28)		$1.03	$1.15	$(0.12)
Diluted	$0.40	$0.67	$(0.27)		$1.02	$1.14	$(0.12)
Net loss ratio	64.1%	60.5%	3.6	pts	64.6%	61.5%	3.1	pts
Underwriting expense ratio	32.1%	30.6%	1.5	pts	31.7%	31.3%	0.4	pts
Combined ratio	96.2%	91.1%	5.1	pts	96.3%	92.8%	3.5	pts
Operating ratio	83.6%	77.2%	6.4	pts	83.7%	78.7%	5.0	pts
Effective tax rate	(1.7%)	11.2%	(12.9)	pts	(2.6%)	9.8%	(12.4)	pts
Return on equity*	4.3%	8.6%	(4.3)	pts	6.7%	6.3%	0.4	pts

*Annualized
In all tables that follow, the abbreviation "nm" indicates that the information or the percentage change is not meaningful.

Executive Summary of Operations
The following sections provide an overview of our consolidated and segment results of operations for the three and six months ended June 30, 2017 as compared to the three and six months ended June 30, 2016. See the Segment Operating Results sections that follow for additional information regarding each segment's operating results.

Revenues
Our consolidated Net premiums earned were as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2017	2016	Change		2017	2016	Change
Net Premiums Earned
Specialty P&C	$109,005	$108,126	$879	0.8%	$222,063	$218,882	$3,181	1.5%
Workers' Compensation	56,854	55,093	1,761	3.2%	112,137	109,476	2,661	2.4%
Lloyd's Syndicate	14,494	13,513	981	7.3%	29,056	25,954	3,102	12.0%
Consolidated total	$180,353	$176,732	$3,621	2.0%	$363,256	$354,312	$8,944	2.5%
Consolidated Net premiums earned increased during the three and six months ended June 30, 2017, as compared to the same respective periods of 2016. The increase in Net premiums earned in the 2017 three-month period was driven by our Workers' Compensation segment whereas all of our operating segments contributed to the increase in the 2017 six-month period.
The following table shows our consolidated Net investment result:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2017	2016	Change		2017	2016	Change
Net investment income	$22,677	$24,583	$(1,906)	(7.8%)	$45,863	$50,023	$(4,160)	(8.3%)
Equity in earnings (loss) of unconsolidated subsidiaries	2,516	376	2,140	569.1%	4,324	(3,259)	7,583	232.7%
Net investment result	$25,193	$24,959	$234	0.9%	$50,187	$46,764	$3,423	7.3%
The increase in our Net investment result for the three and six months ended June 30, 2017 was attributable to an increase in earnings from our unconsolidated subsidiaries of $2.1 million and $7.6 million, respectively, due to higher reported earnings from our investments in LPs/LLCs. These increases were partially offset by a reduction in earnings from our fixed income portfolio of $2.4 million and $4.8 million, respectively, which reflected both lower yields and lower average investment balances. Included in equity in earnings (loss) of unconsolidated subsidiaries are operating losses on our tax credit partnerships which were offset by reductions in our tax provision.
During the 2017 three- and six-month periods, we had Net realized investment losses of $2.2 million and Net realized investment gains of $11.1 million, respectively, compared to Net realized investment gains of $10.9 million and $2.6 million for the same respective periods of 2016. We did not recognize any OTTI in earnings during the three months ended June 30, 2017 or 2016. During the six months ended June 30, 2017 and 2016, we recognized OTTI in earnings of $0.2 million and $9.7 million, respectively.

Expenses
The following table shows our consolidated and segment net loss ratios and net loss development:

	Three Months Ended June 30				Six Months Ended June 30
($ in millions)	2017	2016	Change		2017	2016	Change
Current accident year net loss ratio
Consolidated ratio	80.2%	81.3%	(1.1)	pts	80.5%	80.0%	0.5	pts
Specialty P&C	89.7%	88.1%	1.6	pts	89.2%	88.5%	0.7	pts
Workers' Compensation	64.1%	64.8%	(0.7)	pts	65.5%	65.6%	(0.1)	pts
Lloyd's Syndicate	71.4%	83.5%	(12.1)	pts	72.1%	68.9%	3.2	pts

Calendar year net loss ratio
Consolidated ratio	64.1%	60.5%	3.6	pts	64.6%	61.5%	3.1	pts
Specialty P&C	65.4%	57.6%	7.8	pts	65.9%	61.0%	4.9	pts
Workers' Compensation	58.9%	62.9%	(4.0)	pts	60.8%	63.7%	(2.9)	pts
Lloyd's Syndicate	74.3%	62.9%	11.4	pts	69.8%	56.6%	13.2	pts

Favorable (unfavorable) net loss development, prior accident years
Consolidated	$29.0	$36.8	$(7.8)		$57.8	$65.5	$(7.7)
Specialty P&C	$26.5	$33.0	$(6.5)		$51.8	$60.2	$(8.4)
Workers' Compensation	$2.9	$1.0	$1.9		$5.3	$2.1	$3.2
Lloyd's Syndicate	$(0.4)	$2.8	$(3.2)		$0.7	$3.2	$(2.5)
Our consolidated current accident year net loss ratio decreased 1.1 percentage points for the 2017 three-month period as compared to the same respective period of 2016 primarily driven by a lower current accident year net loss ratio in our Lloyd's Syndicate segment as well as the effect of a change in expense allocations during the second quarter of 2016, as discussed below, partially offset by a higher current accident year net loss ratio in our Specialty P&C segment. For the 2017 six-month period, our consolidated current accident year net loss ratio increased 0.5 percentage points as compared to the same respective period of 2016 primarily driven by a higher current accident year net loss ratio in our Specialty P&C segment.
Our consolidated calendar year net loss ratios for both 2017 and 2016 periods were lower than our consolidated current accident year net loss ratios due to the recognition of net favorable loss development, as shown in the previous table.
Our consolidated and segment underwriting expense ratios were as follows:

	Three Months Ended June 30				Six Months Ended June 30
	2017	2016	Change		2017	2016	Change
Underwriting Expense Ratio
Consolidated	32.1%	30.6%	1.5	pts	31.7%	31.3%	0.4	pts
Specialty P&C	24.1%	24.0%	0.1	pts	23.5%	23.3%	0.2	pts
Workers' Compensation	30.1%	29.6%	0.5	pts	30.1%	31.2%	(1.1)	pts
Lloyd's Syndicate	47.3%	38.8%	8.5	pts	45.0%	40.1%	4.9	pts
Corporate*	4.3%	4.6%	(0.3)	pts	4.4%	4.4%	—	pts
* There are no Net premiums earned associated with the Corporate segment. Ratio shown is the contribution of the Corporate segment to the consolidated ratio (Corporate operating expenses divided by consolidated Net premium earned).

Our consolidated underwriting expense ratio increased 1.5 and 0.4 percentage points for the 2017 three- and six-month periods, respectively, primarily due to an increase in the underwriting expense ratio in our Lloyd's Syndicate segment. Additionally, for the 2017 three-month period, the increase reflected the effect of a change in the second quarter of 2016 in how the management fee was considered and allocated to Losses and loss adjustment expenses, which resulted in a 0.8 point increase in our consolidated underwriting expense ratio during the second quarter of 2017 when compared to the same quarter of 2016. This increase was entirely offset by a 0.8 point decrease in our consolidated net loss ratio, and therefore had no effect on Net income in either period. We believe this change better reflects the involvement of senior management at a corporate level and their oversight of the claims process at the segment level.

Taxes
Our projected effective tax rates for the 2017 and 2016 six-month periods were 5.4% and 8.1%, respectively, before discrete items were considered. Our projected effective tax rates for both the 2017 and 2016 six-month periods were different from the statutory federal income tax rate primarily due to a portion of our investment income being tax-exempt and the utilization of tax credits transferred to us from our tax credit partnership investments. Discrete items reduced our projected effective tax rate for the 2017 six-month period by 8.0% and increased our effective tax rate by 1.7% for the 2016 six-month period. The application of new guidance related to the improvement in accounting for share-based payments was one notable discrete item during 2017 (see further discussion under the heading "Taxes" within our Segment Operating Results - Corporate section that follows).
Operating Ratio and ROE
Our operating ratio (calculated as our combined ratio, less our investment income ratio) increased by 6.4 and 5.0 percentage points in the three and six months ended June 30, 2017, respectively. The increase in both periods principally reflected a higher net loss ratio in our Specialty P&C and Lloyd's Syndicate segments driven by a lower amount of prior year favorable development and a lower investment ratio due to a decline in income from our fixed maturity securities.
ROE was 4.3% and 6.7% for the three and six months ended June 30, 2017, respectively, compared to 8.6% and 6.3% for the same respective periods of 2016. The decrease for the 2017 three-month period was primarily due to Net realized investment losses as compared to Net realized investment gains in the prior year period. The increase for the 2017 six-month period was primarily due to an increase in Net realized investment gains as compared to the prior year period.
Book Value per Share
We believe the declaration of dividends is currently our most effective use of capital even though, in the short-term, dividend declarations dampen growth in book value per share. Our book value per share at June 30, 2017 as compared to December 31, 2016 is shown in the following table.

Book Value Per Share
Book Value Per Share at December 31, 2016	$33.78
Increase (decrease) to book value per share during the six months ended June 30, 2017 attributable to:
Dividends declared	(0.62)
Net income	1.14
Increase in AOCI	0.16
Other	(0.05)
Book Value Per Share at June 30, 2017	$34.41

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
The following table is a reconciliation of Net income to Operating income:

	Three Months Ended June 30		Six Months Ended June 30
(In thousands, except per share data)	2017	2016	2017	2016
Net income	$19,518	$43,081	$60,973	$62,399
Items excluded in the calculation of operating income:
Net realized investment (gains) losses	2,219	(10,929)	(11,061)	(2,578)
Net realized gains (losses) attributable to SPCs which no profit/loss is retained (1)	603	85	1,427	360
Guaranty fund assessments (recoupments)	7	24	72	51
Pre-tax effect of exclusions	2,829	(10,820)	(9,562)	(2,167)
Tax effect, at 35% (2)	(990)	3,787	3,347	758
Operating income	$21,357	$36,048	$54,758	$60,990
Per diluted common share:
Net income	$0.36	$0.81	$1.14	$1.17
Effect of exclusions	0.04	(0.14)	(0.12)	(0.03)
Operating income per diluted common share	$0.40	$0.67	$1.02	$1.14
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

Segment Operating Results - Specialty Property & Casualty
Our Specialty P&C segment focuses on professional liability insurance and medical technology liability insurance as discussed in Note 11 of the Notes to Condensed Consolidated Financial Statements. Specialty P&C segment operating results reflect pre-tax underwriting profit or loss from these insurance lines, exclusive of investment results, which are included in our Corporate segment. Segment operating results included the following:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2017	2016	Change		2017	2016	Change
Net premiums written	$106,529	$99,860	$6,669	6.7%	$223,826	$219,522	$4,304	2.0%

Net premiums earned	$109,005	$108,126	$879	0.8%	$222,063	$218,882	$3,181	1.5%
Other income	1,469	1,732	(263)	(15.2%)	2,668	3,008	(340)	(11.3%)
Net losses and loss adjustment expenses	(71,296)	(62,301)	(8,995)	14.4%	(146,291)	(133,477)	(12,814)	9.6%
Underwriting, policy acquisition and operating expenses	(26,239)	(25,902)	(337)	1.3%	(52,217)	(50,954)	(1,263)	2.5%
Segregated portfolio cells dividend (expense) income	(5,119)	—	(5,119)	nm	(5,091)	—	(5,091)	nm
Segment operating results	$7,820	$21,655	$(13,835)	(63.9%)	$21,132	$37,459	$(16,327)	(43.6%)

Net loss ratio	65.4%	57.6%	7.8	pts	65.9%	61.0%	4.9	pts
Underwriting expense ratio	24.1%	24.0%	0.1	pts	23.5%	23.3%	0.2	pts
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
Gross, ceded and net premiums written were as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2017	2016	Change		2017	2016	Change
Gross premiums written	$124,887	$116,117	$8,770	7.6%	$261,748	$254,363	$7,385	2.9%
Less: Ceded premiums written	18,358	16,257	2,101	12.9%	37,922	34,841	3,081	8.8%
Net premiums written	$106,529	$99,860	$6,669	6.7%	$223,826	$219,522	$4,304	2.0%

Gross Premiums Written
Gross premiums written by component were as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2017	2016	Change		2017	2016	Change
Professional liability
Physicians (1)(7)
Twelve month term	$75,253	$74,340	$913	1.2%	$164,995	$162,877	$2,118	1.3%
Twenty-four month term	9,637	4,479	5,158	115.2%	15,497	13,105	2,392	18.3%
Total Physicians	84,890	78,819	6,071	7.7%	180,492	175,982	4,510	2.6%
Healthcare facilities (2)(7)	13,438	11,096	2,342	21.1%	25,608	23,772	1,836	7.7%
Other healthcare providers (3)	6,832	7,093	(261)	(3.7%)	15,571	15,347	224	1.5%
Legal professionals (4)	6,514	6,541	(27)	(0.4%)	14,406	14,421	(15)	(0.1%)
Tail coverages (5)	3,304	3,169	135	4.3%	8,166	7,877	289	3.7%
Total professional liability	114,978	106,718	8,260	7.7%	244,243	237,399	6,844	2.9%
Medical technology liability (6)	9,782	9,291	491	5.3%	17,319	16,732	587	3.5%
Other	127	108	19	17.6%	186	232	(46)	(19.8%)
Total	$124,887	$116,117	$8,770	7.6%	$261,748	$254,363	$7,385	2.9%

(1)
Physician policies were our greatest source of premium revenues in both 2017 and 2016. The increase in twelve month term policies during the 2017 three- and six-month periods was primarily due to new business written including, for the 2017 six-month period, one large policy in the first quarter of 2017 and, to a lesser extent, timing differences related to the renewal of certain policies. Additionally, the increase in the 2017 six-month period reflected an increase in coverage from one insured who merged with a larger entity who was not previously insured by us during the first quarter of 2017. Increases in both periods were largely offset by retention losses during the period. We offer twenty-four month term policies to our physician insureds in one selected jurisdiction. The increase in twenty-four month premium, as compared to 2016, primarily reflected the normal cycle of renewals (policies subject to renewal in 2017 were previously written in 2015 rather than in 2016).

(2)
Our healthcare facilities premium (which includes hospitals, surgery centers and other facilities) increased during the 2017 three- and six-month periods primarily due to timing differences related to when new business was recorded in 2016 related to more complex policies and, to a lesser extent, new business written during 2017, including one large policy during the second quarter of 2017. Increases in both periods were partially offset by retention losses driven by the non-renewal of one large policy in the first quarter of 2017. Renewal pricing increases in the 2017 three- and six-month periods primarily reflected changes in loss experience related to two large policies. See discussion below in footnote 7 for additional information on premiums written in our SPCs.

(3)	Our other healthcare providers are primarily dentists, chiropractors and allied health professionals.

(4)
Our legal professionals policies are primarily individual and small group policies in select areas of practice. The slight decline during the 2017 three- and six-month periods was primarily due to retention losses, offset by new business written and, to a lesser extent, an increase in the rate charged for certain renewed policies. Retention losses in both periods are primarily driven by competitive market conditions.

(5)
We offer extended reporting endorsement or "tail" coverage to insureds who discontinue their claims-made coverage with us, and we also periodically offer "tail" coverage through custom policies. The amount of tail coverage premium written can vary widely from period to period.

(6)
Our medical technology liability business is marketed throughout the U.S.; coverage is offered on a primary basis, within specified limits, to manufacturers and distributors of medical technology and life sciences products including entities conducting human clinical trials. In addition to the previously listed factors that affect our premium volume, our medical technology liability premium volume is impacted by the sales volume of insureds. The increase during the 2017 three- and six-month periods was primarily due to new business written, offset almost entirely by retention losses, including, for the 2017 six-month period, the loss of one large policy in the first quarter of 2017. Retention losses in both periods are largely attributable to price competition and merger activity within the industry.

(7)
During 2016, we expanded our alternative market solutions by writing new healthcare premium in certain SPCs. We wrote approximately $1.2 million of healthcare professional liability premium in our physicians line of business in each of the 2017 and 2016 three-month periods. We wrote healthcare professional liability premium in our healthcare facilities line of business of approximately $0.1 million and $2.7 million in the 2017 three- and six-month periods, respectively, and approximately $2.0 million in the 2016 six-month period. All or a portion of the premium written was ceded to the SPCs at our wholly owned Cayman Islands reinsurance subsidiary, Eastern Re. Under the SPC structure, the net operating results of each cell, net of any participation we have taken in the SPCs, are due to the external owners of that cell. Our Specialty P&C segment does not currently participate in the cells that write HCPL premium, and therefore retains no underwriting profit or loss. However, we receive ceding commissions on the premium written which for the 2017 three- and six-month periods totaled approximately $0.2 million and $0.4 million, respectively, and $0.2 million and $0.3 million for the same respective periods of 2016. Additional information regarding the SPCs is included in the Underwriting, Policy Acquisition and Operating Expense section that follows.
New business written by component on a direct basis was as follows:

	Three Months Ended June 30		Six Months Ended June 30
(In millions)	2017	2016	2017	2016
Physicians	$4.5	$12.4	$10.9	$16.7
Healthcare facilities	2.1	5.4	3.1	8.2
Other healthcare providers	0.5	0.7	1.1	1.3
Legal professionals	0.9	0.9	1.8	2.3
Medical technology liability	1.4	1.6	2.7	3.1
Total	$9.4	$21.0	$19.6	$31.6
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
Retention by component was as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
Physicians	90%	87%	90%	88%
Healthcare facilities	90%	91%	90%	82%
Other healthcare providers	86%	86%	85%	87%
Legal professionals	84%	77%	84%	73%
Medical technology liability	89%	85%	85%	85%
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
Changes in renewal pricing by component was as follows:

	Three Months Ended June 30	Six Months Ended June 30
	2017	2017
Physicians	—%	1%
Healthcare facilities	9%	5%
Other healthcare providers	2%	2%
Legal professionals	3%	3%
Medical technology liability	(1%)	—%

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
Ceded premiums written were as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2017	2016	Change		2017	2016	Change
Excess of loss reinsurance arrangements (1)	$9,007	$7,688	$1,319	17.2%	$17,079	$14,212	$2,867	20.2%
Premium ceded to Syndicate 1729 (2)	2,227	4,597	(2,370)	(51.6%)	6,490	9,111	(2,621)	(28.8%)
Other shared risk arrangements (3)	6,218	5,695	523	9.2%	14,665	14,563	102	0.7%
Other ceded premiums written	766	797	(31)	(3.9%)	1,648	1,785	(137)	(7.7%)
Adjustment to premiums owed under reinsurance agreements, prior accident years, net (4)	140	(2,520)	2,660	(105.6%)	(1,960)	(4,830)	2,870	59.4%
Total ceded premiums written	$18,358	$16,257	$2,101	12.9%	$37,922	$34,841	$3,081	8.8%

(1)
We generally reinsure risks under our excess of loss reinsurance arrangements pursuant to which the reinsurers agree to assume all or a portion of all risks that we insure above our individual risk retention levels, up to the maximum individual limits offered. In the majority of our excess of loss reinsurance arrangements, the premium due to the reinsurer is determined by the loss experience of the business reinsured, subject to certain minimum and maximum amounts. The increase in ceded premiums written under our excess of loss reinsurance arrangements for the 2017 three- and six-month periods primarily reflected adjustments to the premiums we expect to owe our reinsurers based upon adjustments to our estimates of losses that are attributable to our reinsurance partners. For the 2017 three- and six-month periods, we increased our estimate of premiums we expect to owe our reinsurers whereas in the 2016 three- and six-month periods we decreased this estimate.

(2)
As previously discussed, we are a 58% participant in Syndicate 1729 and record our pro rata share of its operating results in our Lloyd's Syndicate segment on a quarter delay. We also record the cession to the Lloyd's Syndicate segment from our Specialty P&C segment on a quarter delay as the amounts are not material and this permits the cession to be reported by both the Lloyd's Syndicate segment and the Specialty P&C segment in the same reporting period. The decrease in ceded premiums to Syndicate 1729 for the 2017 three- and six-month periods reflected the revised contract terms effective January 1, 2017 which reduced the premiums ceded by essentially half. See Lloyd's Syndicate segment results for further discussion on revisions to the quota share agreement as of the most recent renewal date. As our premiums are earned, we recognize the related ceding commission income which reduces underwriting expense by offsetting DPAC amortization. For the 2017 and 2016 three- and six-month periods the related ceding commission income was approximately 27% of ceded premiums written. For our consolidated results, eliminations of the inter-segment portion (58% of the Specialty P&C cession) of the transactions are also recorded on a quarter delay.

(3)
We have entered into various shared risk arrangements, including quota share, fronting, and captive arrangements, with certain large healthcare systems and other insurance entities. These arrangements include our Ascension Health and CAPAssurance programs. While we cede a large portion of the premium written under these arrangements, they provide us an opportunity to grow net premium through strategic partnerships. The increase in the 2017 three- and six-month periods was primarily driven by growth in our Ascension Health and CAPAssurance programs. The increase for the 2017 six-month period was almost entirely offset by the effect of a large tail policy that was written and ceded in the first quarter of 2016 with no similar policy written in the first quarter of 2017.

(4)
Given the length of time that it takes to resolve our claims, many years may elapse before all losses recoverable under a reinsurance arrangement are known. As a part of the process of estimating our loss reserve we also make estimates regarding the amounts recoverable under our reinsurance arrangements. As previously discussed, the premiums ultimately ceded under certain of our excess of loss reinsurance arrangements are subject to the losses ceded under the arrangements. During the 2017 three-month period, the overall change in expected loss recoveries resulted in an increase in estimated ceded premiums owed to reinsurers and was attributable to one large claim. We do not believe this isolated claim indicates a change in overall loss trends for us or the industry. For the 2017 six-month period and the 2016 three- and six-month periods, we reduced our estimate of expected losses and associated recoveries for prior year ceded losses, as well as our estimate of ceded premiums owed to reinsurers. Changes to estimates of premiums ceded related to prior accident years are fully earned in the period the changes in estimates occur.

Ceded Premiums Ratio
As shown in the table below, our ceded premiums ratio was affected in both 2017 and 2016 by revisions to our estimate of premiums owed to reinsurers related to coverages provided in prior accident years.

	Three Months Ended June 30				Six Months Ended June 30
	2017	2016	Change		2017	2016	Change
Ceded premiums ratio, as reported	14.7%	14.0%	0.7	pts	14.5%	13.7%	0.8	pts
Less the effect of adjustments in premiums owed under reinsurance agreements, prior accident years (as previously discussed)	0.1%	(2.2%)	2.3	pts	(0.7%)	(1.9%)	1.2	pts
Ratio, current accident year	14.6%	16.2%	(1.6)	pts	15.2%	15.6%	(0.4)	pts
The decrease in the current accident year ceded premiums ratio for the 2017 three- and six-month periods was primarily attributable to a decrease in premium ceded to Syndicate 1729, somewhat offset by an increase in premium ceded under our excess of loss reinsurance arrangements (see discussion under the heading "Ceded Premiums Written").
Net Premiums Earned
Net premiums earned were as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2017	2016	Change		2017	2016	Change
Gross premiums earned	$130,688	$126,828	$3,860	3.0%	$262,470	$256,009	$6,461	2.5%
Less: Ceded premiums earned	21,683	18,702	2,981	15.9%	40,407	37,127	3,280	8.8%
Net premiums earned	$109,005	$108,126	$879	0.8%	$222,063	$218,882	$3,181	1.5%
Net premiums earned consist of gross premiums earned less the portion of earned premiums that we cede to our reinsurers for their assumption of a portion of our losses. Because premiums are generally earned pro rata over the entire policy period, fluctuations in premiums earned tend to lag those of premiums written. Generally, our policies carry a term of one year, but as discussed above, we write certain policies with a twenty-four month term, and a few of our medical technology liability policies carry a multi-year term. Tail coverage premiums are generally 100% earned in the period written because the policies insure only incidents that occurred in prior periods and are not cancellable. Additionally, ceded premium changes due to changes to estimates of premiums owed under reinsurance agreements for prior accident years are fully earned in the period of change.
The increase in gross premiums earned during the 2017 three- and six-month periods primarily reflected the pro rata effect of higher premiums written during the preceding twelve months, predominantly in our healthcare facilities line of business. The effect of prior accident year ceded premiums adjustments on ceded premiums earned for the 2017 three- and six-month periods as compared to the 2016 three- and six-month periods was an increase of $2.7 million and $2.9 million, respectively (see discussion in this section under the heading "Ceded Premiums Written").

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
The following table summarizes calendar year net loss ratios by separating losses between the current accident year and all prior accident years. Additionally, the table shows our current accident year net loss ratio was affected by revisions to our estimate of premiums owed to reinsurers related to coverages provided in prior accident years. Net loss ratios for the period were as follows:

	Net Loss Ratios (1)
	Three Months Ended June 30				Six Months Ended June 30
	2017	2016	Change		2017	2016	Change
Calendar year net loss ratio	65.4%	57.6%	7.8	pts	65.9%	61.0%	4.9	pts
Less impact of prior accident years on the net loss ratio	(24.3%)	(30.5%)	6.2	pts	(23.3%)	(27.5%)	4.2	pts
Current accident year net loss ratio	89.7%	88.1%	1.6	pts	89.2%	88.5%	0.7	pts
Less estimated ratio increase (decrease) attributable to:
Ceded premium adjustments, prior accident years (2)	0.1%	(2.1%)	2.2	pts	(0.8%)	(2.0%)	1.2	pts
Current accident year net loss ratio, excluding the effect of prior year ceded premium (3)	89.6%	90.2%	(0.6)	pts	90.0%	90.5%	(0.5)	pts

(1)	Net losses, as specified, divided by net premiums earned.

(2)
Reductions to premiums owed under reinsurance agreements for prior accident years increased Net premiums earned (the denominator of the current accident year ratio) for the 2017 six-month period and 2016 three- and six-month periods. For the 2017 three-month period, we increased the premiums owed under reinsurance agreements for prior accident years which decreased Net premiums earned in the quarter. See the discussion in the Premiums section for our Specialty P&C segment under the heading "Ceded Premiums Written" for additional information.

(3)
The decline in the current accident year net loss ratio for the 2017 three- and six-month periods primarily reflected an increase in our estimate of losses ultimately recoverable from our reinsurance partners. In addition, for the 2017 six-month period, the decrease reflected changes in expected loss costs related to mass tort litigation. While we increased our reserves related to mass tort litigation in both the 2017 and 2016 six-month periods, the increase was substantially less in the 2017 six-month period and resulted in an 0.5 percentage point decrease to the current accident year net loss ratio in the 2017 six-month period.

We recognized net favorable loss development related to our previously established reserves of $26.5 million and $51.8 million during the three and six months ended June 30, 2017, respectively, and $33.0 million and $60.2 million during the same respective periods of 2016. We re-evaluate our previously established reserve each quarter based on our most recently available claims data and currently available industry trend information. Development recognized during the three and six months ended June 30, 2017 principally related to accident years 2010 through 2014. Development recognized during the three and six months ended June 30, 2016 principally related to accident years 2009 through 2013.
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

Underwriting, Policy Acquisition and Operating Expenses
Specialty P&C underwriting, policy acquisition and operating expenses for the three and six months ended June 30, 2017 and 2016 were comprised as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2017	2016	Change		2017	2016	Change
Specialty P&C segment:
DPAC amortization	$11,760	$11,034	$726	6.6%	$22,945	$21,953	$992	4.5%
Management fees	1,500	1,429	71	5.0%	3,152	3,096	56	1.8%
Other underwriting and operating expenses	12,979	13,439	(460)	(3.4%)	26,120	25,905	215	0.8%
Total	$26,239	$25,902	$337	1.3%	$52,217	$50,954	$1,263	2.5%
DPAC amortization increased for the three and six months ended June 30, 2017 as compared to the same respective periods of 2016 primarily driven by the effect of higher gross premiums earned in 2017 and, to a lesser extent, a slight decrease in ceding commission income, which is an offset to expense.
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
Other underwriting and operating expenses decreased during the 2017 three-month period as compared to the same period of 2016 primarily driven by the effect of a donation to a scholarship program for which we received a wholly offsetting tax credit in the second quarter of 2016 and no comparable donation was made in 2017. The decrease was partially offset by an increase in compensation related expenses and costs associated with the amortization of new software that was put into service during the first quarter of 2017. During the 2017 six-month period, other underwriting and operating expenses remained relatively flat as compared to the same period of 2016.
Underwriting Expense Ratio (the Expense Ratio)
The underwriting expense ratio for the Specialty P&C segment remained relatively flat for the three and six months ended June 30, 2017 as compared to the same periods of 2016, as shown below:

	Three Months Ended June 30				Six Months Ended June 30
	2017	2016	Change		2017	2016	Change
Underwriting expense ratio	24.1%	24.0%	0.1	pts	23.5%	23.3%	0.2	pts
Segregated Portfolio Cell Dividend Expense (Income)
During 2016, we expanded our alternative market solutions by writing HCPL premium in three SPCs at Eastern Re. Consistent with the SPC structure discussed in the our Workers' Compensation segment section that follows, the net operating results of each cell, net of any participation we have taken in the SPCs, are due to the external owners of that cell. Our Specialty P&C segment does not currently participate in the cells that write HCPL premium, and therefore retains no profit or loss. Historically, within our HCPL business, we have written a limited number of segregated cell captive programs through a Bermuda captive arrangement and the use of this facility has declined as the HCPL insurance market has softened. During the three and six months ended June 30, 2017, we recognized a $5.2 million pre-tax expense related to previously unrecognized SPC dividend expense for the cumulative earnings of unrelated parties that have owned SPCs at various times since 2003 within the Bermuda captive insurance operation mentioned above. The SPC dividend expense attributable to those cells was unrelated to the captive operations of our Eastern Re subsidiary. See the Underwriting, Policy Acquisition and Operating Expense section in our Workers' Compensation segment results for more information on our SPCs.

Segment Operating Results - Workers' Compensation
Our Workers' Compensation segment provides traditional workers' compensation insurance products and alternative market solutions for workers' compensation risks to employers with 1,000 or fewer employees, as discussed in Note 11 of the Notes to Condensed Consolidated Financial Statements. Segment operating results reflect pre-tax underwriting profit or loss, which includes SPC dividend expense (income). Investment results, which includes the SPC investment results, are included in our Corporate segment. Segment operating results included the following:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2017	2016	Change		2017	2016	Change
Net premiums written	$54,700	$51,991	$2,709	5.2%	$130,270	$121,542	$8,728	7.2%

Net premiums earned	$56,854	$55,093	$1,761	3.2%	$112,137	$109,476	$2,661	2.4%
Other income	209	139	70	50.4%	354	610	(256)	(42.0%)
Net losses and loss adjustment expenses	(33,486)	(34,661)	1,175	(3.4%)	(68,136)	(69,687)	1,551	(2.2%)
Underwriting, policy acquisition and operating expenses	(17,093)	(16,334)	(759)	4.6%	(33,784)	(34,165)	381	(1.1%)
Segregated portfolio cells dividend (expense) income (1)	(2,698)	(1,277)	(1,421)	111.3%	(3,872)	(1,990)	(1,882)	94.6%
Segment operating results	$3,786	$2,960	$826	27.9%	$6,699	$4,244	$2,455	57.8%

Net loss ratio
Traditional business	65.0%	66.5%	(1.5)	pts	65.0%	66.5%	(1.5)	pts
Alternative market business	43.4%	52.7%	(9.3)	pts	49.9%	55.4%	(5.5)	pts
Segment results	58.9%	62.9%	(4.0)	pts	60.8%	63.7%	(2.9)	pts

Underwriting expense ratio
Traditional business	29.7%	29.2%	0.5	pts	29.9%	31.3%	(1.4)	pts
Alternative market business	30.9%	31.0%	(0.1)	pts	30.7%	31.1%	(0.4)	pts
Segment results	30.1%	29.6%	0.5	pts	30.1%	31.2%	(1.1)	pts
(1) Represents the underwriting profit (loss) attributable to the alternative market business ceded to the SPCs at Eastern Re, net of our participation.
On June 8, 2017, Eastern Alliance Insurance Group announced that it will acquire the renewal rights to Great Falls Insurance Company’s (“Great Falls”) book of workers’ compensation insurance business for $4.2 million in cash. Eastern will pay $2.85 million at closing, and the remaining $1.35 million is contingent upon Eastern renewing at least 75% of the acquired renewal book of business. In the event Eastern renews less than 75% but greater than 50% of the acquired renewal book of business, the contingent consideration will be reduced on a pro-rated basis. Great Falls is a monoline workers’ compensation insurance company domiciled in Maine and is licensed to write business in Maine and New Hampshire. Great Falls' direct premiums written was approximately $13.3 million for the year ended December 31, 2016. In addition to the renewal book of business, Eastern will assume Great Falls' contracts with agency partners and all employees. The acquisition of the renewal rights will expand Eastern’s operations into Maine and New Hampshire and ultimately other New England states, providing geographic diversification and the ability to expand our specialty workers’ compensation products and services in the New England marketplace. The transaction is expected to close in the third quarter of 2017.

Premiums Written
Our workers’ compensation premium volume is driven by four primary factors: (1) the amount of new business written, (2) audit premium, (3) retention of our existing book of business, and (4) premium rates charged on our renewal book of business.
Gross, ceded and net premiums written were as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2017	2016	Change		2017	2016	Change
Gross premiums written
Traditional business*	$43,991	$41,505	$2,486	6.0%	$97,022	$93,182	$3,840	4.1%
Alternative market business	15,334	14,958	376	2.5%	46,532	41,328	5,204	12.6%
Segment results	59,325	56,463	2,862	5.1%	143,554	134,510	9,044	6.7%
Less: Ceded premiums written
Traditional business	1,808	1,824	(16)	(0.9%)	3,763	4,324	(561)	(13.0%)
Alternative market business*	2,817	2,648	169	6.4%	9,521	8,644	877	10.1%
Segment results	4,625	4,472	153	3.4%	13,284	12,968	316	2.4%
Net premiums written
Traditional business	42,183	39,681	2,502	6.3%	93,259	88,858	4,401	5.0%
Alternative market business	12,517	12,310	207	1.7%	37,011	32,684	4,327	13.2%
Segment results	$54,700	$51,991	$2,709	5.2%	$130,270	$121,542	$8,728	7.2%
* Traditional gross premiums written and alternative market ceded premiums written are reported net of alternative market premiums assumed by our traditional business totaling $0.2 million and $0.3 million for the 2017 three- and six-month periods, respectively, and $0.2 million and $0.5 million for the same respective periods of 2016.

Our traditional workers’ compensation insurance products include guaranteed cost, dividend, deductible and retrospectively-rated policies. Our alternative market business is 100% ceded to either the SPCs at our wholly owned Cayman Islands reinsurance subsidiary, Eastern Re, or to unaffiliated captive insurers. As of June 30, 2017, there were 23 (20 active) SPCs at Eastern Re and 4 active alternative market programs with unaffiliated captive insurers.
Additional information regarding the structure of the SPCs is included in the Underwriting, Policy Acquisition and Operating Expense section that follows.
Gross Premiums Written
Gross premiums written in our traditional and alternative market business for the three and six months ended June 30, 2017 and 2016 are reflected in the table above. The increase in gross premiums written for the three and six months ended June 30, 2017 primarily reflected new business and an increase in the retention rate, partially offset by renewal rate decreases and a reduction in audit premium. We retained all 15 of the available alternative market programs up for renewal for the six months ended June 30, 2017, including 5 programs in the second quarter of 2017.

New business, audit premium, retention and renewal price changes for both the traditional business and the alternative market business for 2017 and 2016 are shown in the table below:

	Three Months Ended June 30
	2017			2016
($ in millions)	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results
New business	$7.6	$1.9	$9.5	$4.7	$1.8	$6.5
Audit premium (including EBUB)	$0.7	$0.3	$1.0	$1.1	$0.5	$1.6
Retention rate (1)	87%	91%	88%	80%	83%	81%
Change in renewal pricing (2)	(2%)	(5%)	(3%)	2%	2%	2%

	Six Months Ended June 30
	2017			2016
($ in millions)	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results
New business	$17.1	$6.5	$23.6	$9.8	$6.1	$15.9
Audit premium (including EBUB)	$1.7	$0.5	$2.2	$2.6	$0.5	$3.1
Retention rate (1)	86%	94%	88%	84%	89%	85%
Change in renewal pricing (2)	(3%)	(4%)	(3%)	(1%)	—%	—%

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

Ceded Premiums Written
Ceded premiums written reflected our external reinsurance programs and alternative market business ceded to unaffiliated captive insurance companies.
Ceded premiums written were as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2017	2016	Change		2017	2016	Change
Premiums ceded to external reinsurers
Traditional business	$1,596	$2,122	$(526)	(24.8%)	$4,355	$4,602	$(247)	(5.4%)
Alternative market business	1,612	1,555	57	3.7%	4,618	3,881	737	19.0%
Segment results	3,208	3,677	(469)	(12.8%)	8,973	8,483	490	5.8%
Change in return premium estimate under external reinsurance
Traditional business	212	(298)	510	(171.1%)	(592)	(279)	(313)	(112.2%)
Alternative market business	—	—	—	nm	—	—	—	nm
Segment results	212	(298)	510	(171.1%)	(592)	(279)	(313)	(112.2%)
Premiums ceded to unaffiliated captive insurers
Traditional business	—	—	—	nm	—	—	—	nm
Alternative market business	1,205	1,093	112	10.2%	4,903	4,764	139	2.9%
Segment results	1,205	1,093	112	10.2%	4,903	4,764	139	2.9%
Total ceded premiums written
Traditional business	1,808	1,824	(16)	(0.9%)	3,763	4,323	(560)	(13.0%)
Alternative market business	2,817	2,648	169	6.4%	9,521	8,645	876	10.1%
Segment results	$4,625	$4,472	$153	3.4%	$13,284	$12,968	$316	2.4%
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
Premiums ceded to external reinsurers in our traditional business decreased during the three and six months ended June 30, 2017. The decline in traditional ceded premiums primarily reflected an increase in revenue sharing with our reinsurance broker, partially offset by an increase in reinsurance rates.
Changes in the return premium estimate reflected the loss experience under the reinsurance contract for the three and six months ended June 30, 2017 and 2016. The decrease in the return premium estimate for the three months ended June 30, 2017 primarily reflected loss experience under the 2016-2017 contract year. Calendar year incurred losses ceded to our external reinsurers in both our traditional and alternative market business totaled $7.4 million and $12.5 million for the three and six months ended June 30, 2017, respectively, compared to ceded incurred losses of $8.3 million and $18.6 million for the same respective periods of 2016. The decrease in ceded incurred losses reflected a reduction in reinsured claims during the three and six months ended June 30, 2017 as compared to 2016.

Ceded Premiums Ratio
Ceded premiums ratio was as follows:

	Three Months Ended June 30
	2017			2016			Change
	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results
Ceded premiums ratio, as reported	4.1%	18.4%	7.8%	4.4%	17.7%	7.9%	(0.3)	0.7	(0.1)
Less the effect of:
Return premium estimated under external reinsurance	0.5%	—%	0.4%	(0.7%)	—%	(0.5%)	1.2	—	0.9
Premiums ceded to unaffiliated captive insurers (100%)	—%	7.0%	1.9%	—%	6.5%	1.8%	—	0.5	0.1
Ceded premiums ratio, less the effects of above	3.6%	11.4%	5.5%	5.1%	11.2%	6.6%	(1.5)	0.2	(1.1)

	Six Months Ended June 30
	2017			2016			Change
	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results
Ceded premiums ratio, as reported	3.9%	20.5%	9.3%	4.6%	20.9%	9.6%	(0.7)	(0.4)	(0.3)
Less the effect of:
Return premium estimated under external reinsurance	(0.6%)	—%	(0.4%)	(0.3%)	—%	(0.2%)	(0.3)	—	(0.2)
Premiums ceded to unaffiliated captive insurers (100%)	—%	9.4%	3.2%	—%	10.3%	3.3%	—	(0.9)	(0.1)
Ceded premiums ratio, less the effects of above	4.5%	11.1%	6.5%	4.9%	10.6%	6.5%	(0.4)	0.5	—
Per our reinsurance agreements, we cede premiums related to our traditional business on an earned premium basis, whereas alternative market premiums are ceded on a written premium basis. The decrease in the traditional ceded premium ratio reflects the impact of the revenue sharing noted above, partially offset by the increase in reinsurance rates. The alternative markets ceded premium ratio, less the effect of premiums ceded to the unaffiliated captive insurers, reflects premiums ceded to our external reinsurers related to the SPCs at Eastern Re. The reinsurance rate for our alternative market business varies by program.

Net Premiums Earned
Net premiums earned were as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2017	2016	Change		2017	2016	Change
Gross premiums earned
Traditional business*	$42,501	$42,193	$308	0.7%	$84,269	$84,844	$(575)	(0.7%)
Alternative market business	20,209	18,805	1,404	7.5%	39,655	37,099	2,556	6.9%
Segment results	62,710	60,998	1,712	2.8%	123,924	121,943	1,981	1.6%
Less: Ceded premiums earned
Traditional business	1,809	1,823	(14)	(0.8%)	3,763	4,324	(561)	(13.0%)
Alternative market business*	4,047	4,082	(35)	(0.9%)	8,024	8,143	(119)	(1.5%)
Segment results	5,856	5,905	(49)	(0.8%)	11,787	12,467	(680)	(5.5%)
Net premiums earned
Traditional business	40,692	40,370	322	0.8%	80,506	80,520	(14)	—%
Alternative market business	16,162	14,723	1,439	9.8%	31,631	28,956	2,675	9.2%
Segment results	$56,854	$55,093	$1,761	3.2%	$112,137	$109,476	$2,661	2.4%
* Traditional gross premiums earned and alternative market ceded premiums earned are reported net of alternative market premiums assumed by our traditional business totaling $0.1 million and $0.2 million for the 2017 three- and six-month periods, respectively, and $0.2 million and $0.5 million for the same respective periods of 2016.

Net premiums earned consist of gross premiums earned less the portion of earned premiums that we cede to our reinsurers for their assumption of a portion of our losses. Our workers’ compensation policies are twelve-month policies and premiums are earned on a pro rata basis over the policy period. Net premiums earned also include premium adjustments related to the audit of our insureds' payrolls. Payroll audits are conducted subsequent to the end of the policy period and any related adjustments are recorded as fully earned in the current period. In addition, we record an estimate for EBUB and evaluate the estimate on a quarterly basis. We did not adjust the EBUB estimate during the three and six months ended June 30, 2017 and 2016.

Losses and Loss Adjustment Expenses
The following table summarizes calendar year net loss ratios by separating losses between the current accident year and all prior accident years. Calendar year and current accident year net loss ratios by component were as follows:

	Three Months Ended June 30
	2017			2016			Change
	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results
Calendar year net loss ratio*	65.0%	43.4%	58.9%	66.5%	52.7%	62.9%	(1.5)	(9.3)	(4.0)
Less impact of prior accident years on the net loss ratio	(0.9%)	(15.9%)	(5.2%)	(1.0%)	(4.4%)	(1.9%)	0.1	(11.5)	(3.3)
Current accident year net loss ratio	65.9%	59.3%	64.1%	67.5%	57.1%	64.8%	(1.6)	2.2	(0.7)
Less impact of audit premium on loss ratio	—%	(1.3%)	(0.4%)	—%	(1.8%)	(0.6%)	—	0.5	0.2
Current accident year net loss ratio, excluding the effect of audit premium	65.9%	60.6%	64.5%	67.5%	58.9%	65.4%	(1.6)	1.7	(0.9)

	Six Months Ended June 30
	2017			2016			Change
	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results
Calendar year net loss ratio*	65.0%	49.9%	60.8%	66.5%	55.4%	63.7%	(1.5)	(5.5)	(2.9)
Less impact of prior accident years on the net loss ratio	(1.0%)	(14.4%)	(4.7%)	(1.0%)	(4.6%)	(1.9%)	—	(9.8)	(2.8)
Current accident year net loss ratio	66.0%	64.3%	65.5%	67.5%	60.0%	65.6%	(1.5)	4.3	(0.1)
Less impact of audit premium on loss ratio	—%	(1.0%)	(0.3%)	—%	(0.9%)	(0.3%)	—	(0.1)	—
Current accident year net loss ratio, excluding the effect of audit premium	66.0%	65.3%	65.8%	67.5%	60.9%	65.9%	(1.5)	4.4	(0.1)
* The net loss ratios for the 2017 three- and six-month periods in the above tables are calculated before the impact of $0.1 million and $0.2 million, respectively, and $0.2 million and $0.5 million for the same respective periods of 2016 of premiums earned that is assumed by and ceded from the traditional and alternative markets business.

The current accident year net loss ratio in our traditional business decreased during the 2017 three- and six-month periods which primarily reflected a decrease in winter weather claims activity in 2017 as compared to 2016 and overall favorable claim trends. The increase in the current accident year net loss ratio in our alternative market business for the 2017 three- and six-month periods primarily reflected the expected impact of rate decreases in the book of business.
We recognized net favorable prior year development related to our previously established reserve of $2.9 million and $5.3 million for the three and six months ended June 30, 2017, respectively, and $1.0 million and $2.1 million for the same respective periods of 2016. The net favorable prior year development included $0.4 million and $0.8 million related to amortization of the purchase accounting fair value adjustment for our traditional business for both the three and six months ended June 30, 2017 and 2016, respectively. It also included net favorable prior year development for our alternative market business of $2.5 million and $4.5 million for the three and six months ended June 30, 2017, respectively, and $0.6 million and $1.3 million for the same respective periods of 2016. The prior year favorable development reflected better than expected claims trends in the 2015 and 2016 accident years.
Within our alternative market business, audit premium from insureds results in a decrease in the net loss ratio, whereas audit premium returned to insureds results in an increase in the net loss ratio. We recognized audit premium of $0.3 million and $0.5 million in the three and six months ended June 30, 2017, respectively, and $0.5 million for both the three and six months ended June 30, 2016, the effect of which is reflected in the tables above.
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
Underwriting, Policy Acquisition and Operating Expenses
Underwriting, policy acquisition and operating expenses includes the amortization of commissions, premium taxes and underwriting salaries, which are capitalized and deferred over the related workers’ compensation policy period, net of external ceding commissions earned. The capitalization of underwriting salaries can vary as they are subject to the success rate of our contract acquisition efforts. These expenses also include a management fee charged by the Corporate segment, which represents intercompany charges pursuant to a management agreement and the amortization of intangible assets related to the acquisition of Eastern by ProAssurance. The management fee is based on the extent to which services are provided to the subsidiary and the amount of premium written by the subsidiary.
The table below provides a comparison of underwriting, policy acquisition and operating expenses:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2017	2016	Change		2017	2016	Change
Traditional business	$12,146	$11,839	$307	2.6%	$24,123	$25,316	$(1,193)	(4.7%)
Alternative market business	4,947	4,495	452	10.1%	9,661	8,849	812	9.2%
Underwriting, policy acquisition and operating expenses	$17,093	$16,334	$759	4.6%	$33,784	$34,165	$(381)	(1.1%)
The increase in underwriting, policy acquisition and operating expenses in our traditional line of business for the 2017 three-month period as compared to the same respective period of 2016 primarily reflected an increase in underwriting expenses, partially offset by the reduction in intangible asset amortization of $0.6 million. The decrease in underwriting, policy acquisition and operating expenses in our traditional business for the 2017 six-month period, as compared to 2016, primarily reflected a reduction in intangible asset amortization of $1.2 million as well as the effect of a $0.6 million pension settlement charge related to the termination of a legacy Eastern pension plan in the first quarter of 2016, partially offset by an increase in underwriting expenses.
Underwriting Expense Ratio (the Expense Ratio)
The underwriting expense ratio for the Workers' Compensation segment included the impact of the following:

	Three Months Ended June 30
	2017			2016			Change
	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results
Underwriting expense ratio, as reported*	29.7%	30.9%	30.1%	29.2%	31.0%	29.6%	0.5	(0.1)	0.5
Less estimated ratio increase (decrease) attributable to:
Amortization of intangible assets	1.8%	—%	1.3%	3.2%	—%	2.4%	(1.4)	—	(1.1)
Management fee	1.1%	—%	0.8%	1.0%	—%	0.8%	0.1	—	—
Impact of audit premium	(0.4%)	(0.7%)	(0.5%)	(0.7%)	(1.1%)	(0.8%)	0.3	0.4	0.3
Impact of return premium estimate	0.1%	—%	0.1%	(0.2%)	—%	(0.2%)	0.3	—	0.3
Underwriting expense ratio, less listed effects	27.1%	31.6%	28.4%	25.9%	32.1%	27.4%	1.2	(0.5)	1.0

	Six Months Ended June 30
	2017			2016			Change
	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results
Underwriting expense ratio, as reported*	29.9%	30.7%	30.1%	31.3%	31.1%	31.2%	(1.4)	(0.4)	(1.1)
Less estimated ratio increase (decrease) attributable to:
Non-recurring/unusual expenses	—%	—%	—%	0.8%	—%	0.6%	(0.8)	—	(0.6)
Amortization of intangible assets	1.8%	—%	1.3%	3.2%	—%	2.4%	(1.4)	—	(1.1)
Management fee	1.3%	—%	1.0%	1.2%	—%	0.9%	0.1	—	0.1
Impact of audit premium	(0.6%)	(0.5%)	(0.6%)	(0.4%)	(0.5%)	(0.4%)	(0.2)	—	(0.2)
Impact of return premium estimate	(0.2%)	—%	(0.2%)	(0.1%)	—%	(0.1%)	(0.1)	—	(0.1)
Underwriting expense ratio, less listed effects	27.6%	31.2%	28.6%	26.6%	31.6%	27.8%	1.0	(0.4)	0.8
* The underwriting expense ratios for the 2017 three- and six-month periods in the above tables are calculated before the impact of $0.1 million and $0.2 million, respectively, and $0.2 million and $0.5 million for the same respective periods of 2016 of premiums earned that is assumed by and ceded from the traditional and alternative markets business, respectively.

The increase in the traditional expense ratio for the three and six months ended June 30, 2017, exclusive of the items noted in the tables, primarily reflected an increase in other underwriting and policy acquisition expenses. There were no other individually significant variances by expense category that contributed to the increase in the expense ratio. The alternative market expense ratio primarily reflected ceding commissions, which vary by program.
Non-recurring expenses for the six months ended June 30, 2016 in the above table reflected a pension settlement charge, as discussed above.
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

SPC dividend expense (income) was as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2017	2016	Change		2017	2016	Change
Net premiums earned	$16,014	$14,493	$1,521	10.5%	$31,431	$28,487	$2,944	10.3%
Other income	29	4	25	625.0%	49	8	41	512.5%
Less: Net losses and loss adjustment expenses	6,954	7,643	(689)	(9.0%)	15,681	15,795	(114)	(0.7%)
Less: Underwriting, policy acquisition and operating expenses	4,947	4,495	452	10.1%	9,661	8,849	812	9.2%
SPC net operating results - profit/(loss)	4,142	2,359	1,783	75.6%	6,138	3,851	2,287	59.4%
Less: Eastern participation - profit/(loss)	1,444	1,082	362	33.5%	2,266	1,861	405	21.8%
SPC dividend expense (income)	$2,698	$1,277	$1,421	111.3%	$3,872	$1,990	$1,882	94.6%
The increase in SPC dividend expense for the 2017 three- and six-month periods, as compared to 2016, reflected an increase in Net premiums earned and a decrease in the loss and expense ratios.

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
Syndicate 1729 covers a range of property and casualty insurance and reinsurance lines, and has a maximum underwriting capacity of £100.0 million for the 2017 underwriting year, of which £57.6 million ($75.0 million based on June 30, 2017 exchange rates) is our allocated underwriting capacity. We have committed to provide capital (also referred to as FAL) of up to $200.0 million through 2022 to support our underwriting capacity and are meeting our FAL requirement with investment securities held at Lloyd's. Our FAL securities had a fair value of $98.2 million at June 30, 2017, as discussed in Note 3 of the Notes to Condensed Consolidated Financial Statements.
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
Segment operating results were composed as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2017	2016	Change		2017	2016	Change
Gross premiums written	$23,311	$25,018	$(1,707)	(6.8%)	$36,023	$31,914	$4,109	12.9%
Net premiums written	$14,422	$19,618	$(5,196)	(26.5%)	$25,782	$26,233	$(451)	(1.7%)

Net premiums earned	$14,494	$13,513	$981	7.3%	$29,056	$25,954	$3,102	12.0%
Net investment income	410	337	73	21.7%	782	653	129	19.8%
Net realized gains (losses)	47	14	33	235.7%	74	8	66	825.0%
Other income	(151)	188	(339)	(180.3%)	240	440	(200)	(45.5%)
Net losses and loss adjustment expenses	(10,768)	(8,502)	(2,266)	26.7%	(20,274)	(14,690)	(5,584)	38.0%
Underwriting, policy acquisition and operating expenses	(6,851)	(5,240)	(1,611)	30.7%	(13,062)	(10,406)	(2,656)	25.5%
Income tax benefit (expense)(2)	548	(812)	1,360	(167.5%)	555	(897)	1,452	(161.9%)
Segment operating results	$(2,271)	$(502)	$(1,769)	352.4%	$(2,629)	$1,062	$(3,691)	(347.6%)

Net loss ratio	74.3%	62.9%	11.4	pts	69.8%	56.6%	13.2	pts
Underwriting expense ratio	47.3%	38.8%	8.5	pts	45.0%	40.1%	4.9	pts
Gross premiums written in 2017 consisted of casualty coverages (55% of total gross written premium), property insurance coverages (33%), catastrophe reinsurance coverages (8%) and property reinsurance coverages (4%). For the 2017 three- and six-month periods, net premiums written decreased $5.2 million and $0.5 million, respectively, primarily due to an increase in ceded premiums during both 2017 periods largely resulting from the effect of revised terms on our reinsurance arrangements and, to a lesser extent, revisions to contract terms related to the quota share agreement with our Specialty P&C segment, as discussed below. The decreases in both periods were somewhat offset by new business written and volume increases on renewal business, particularly so for the 2017 six-month period.
As discussed in our Specialty P&C segment operating results, Syndicate 1729 serves as a reinsurer on a quota share basis for a wholly owned insurance subsidiary in our Specialty P&C segment. For premium assumed, we include in written premium an estimate of all premiums to be earned over the entire period covered by the reinsurance agreement, generally one year, in the quarter in which the reinsurance agreement becomes effective. The quota share agreement with our Specialty P&C segment renewed effective January 1, 2017 and reflected revised contract terms which reduced premium assumed by Syndicate 1729 by essentially half. Currently, there are no plans to renew the quota share agreement on the next renewal date on January 1, 2018. Results from this ceding arrangement are reported in the Specialty P&C segment on the same quarter delay in order to be consistent with the Lloyd's Syndicate segment as the effect of doing so is not material and thus gross premiums written for the 2017 three- and six-month periods reflected the change to the reinsurance terms described above.
The 2015 and 2014 calendar year quota share arrangements with our Specialty P&C segment were commuted in December 2016 and 2015, respectively. Due to the reporting delay, the effect of the 2015 and 2014 commutation was reported by both segments in results during the first quarters of 2017 and 2016, respectively, and is reflected in the six months ended June 30, 2017 and 2016, respectively. The commutations did not differ significantly from previously recorded amounts.
Net premiums earned consist of gross premiums earned less the portion of earned premiums that we cede to our reinsurers for their assumption of a portion of our losses. Policies written to date primarily carry a term of one year. Because premiums are generally earned pro rata over the entire policy period, fluctuations in premiums earned tend to lag those of premiums written. Additionally, premiums for certain policies and assumed reinsurance contracts are reported subsequent to the coverage period and/or may be subject to adjustment based on loss experience. These premium adjustments are earned when reported, which can result in further fluctuation in earned premium. Net premiums earned reported for the three and six months ended June 30, 2017 included premium assumed from our Specialty P&C segment of approximately $3.1 million and $6.6 million, respectively, and approximately $3.4 million and $7.0 million for the same respective periods of 2016.
Losses for the period were primarily recorded using the loss assumptions by risk category incorporated into the business plan submitted to Lloyd's for Syndicate 1729 with consideration given to loss experience incurred to date. The assumptions used in the business plan were consistent with loss results reflected in Lloyd's historical data for similar risks. We expect loss ratios to fluctuate from quarter to quarter as Syndicate 1729 writes more business and the book begins to mature. The loss ratios will also fluctuate due to the timing of earned premium adjustments described above. Premium and exposure for some of Syndicate 1729's insurance policies and reinsurance contracts are initially estimated and subsequently adjusted over an extended period of time as reports are received under binding authority programs. When reports are received, the premium, exposure and corresponding loss estimates are revised accordingly. Changes in loss estimates due to premium or exposure fluctuations are incurred in the accident year in which the premium is earned. The net loss ratio increased by 11.4% and 13.2% for the three and six months ended June 30, 2017, respectively, primarily due to the recognition of unfavorable prior year development during the second quarter of 2017 as compared to favorable prior year development during the 2016 three- and six-month periods. For the 2017 three- and six-month periods, we recognized $0.4 million of unfavorable prior year development and $0.7 million of favorable prior year development, respectively, as compared to $2.8 million and $3.2 million of favorable development for the same respective periods of 2016. The unfavorable prior year development recognized in the second quarter of 2017 related primarily to an increase in ultimate loss estimates related to a particular year. Additionally, the net loss ratio in the first six months of 2016 was lower than in prior periods, primarily reflecting significant fluctuations related to timing differences in premiums earned as well as a decline of approximately 3.1% due to reductions in ultimate loss estimates related to accounts which were in run off at the end of the 2016 six-month period.
Underwriting expenses increased by $1.6 million and $2.7 million for the three and six months ended June 30, 2017, respectively, as compared to the same periods in 2016 and primarily reflected the anticipated growth in Syndicate 1729 operations. As operations have matured, the total amount of underwriting salaries has increased along with the number of policies successfully written. Underwriting compensation is capitalized as DPAC only when efforts are successful and amounts capitalized remained relatively flat during the three and six months ended June 30, 2017 as compared to the same periods of 2016. The increase in the expense ratio for the 2017 three- and six-month periods was primarily due to the timing of certain expenses relative to the increase in earned premiums.
Net investment income for the 2017 and 2016 three- and six-month periods was primarily attributable to interest earned on the FAL investments. Our FAL investments are primarily short-term investments and investment-grade corporate debt securities.
Operating results of this segment are subject to U.K. income tax law. Tax expense incurred in 2016 reflected the use of prior year Syndicate 1729 operating losses to offset current period Syndicate 1729 operating results.

Segment Operating Results - Corporate
Our Corporate segment includes investment operations, interest expense and U.S. income taxes, all of which are managed at the corporate level with the exception of investment assets solely allocated to Syndicate 1729 as discussed in Note 11 of the Notes to Condensed Consolidated Financial Statements. Corporate segment operating results also reflect non-premium revenues generated outside of our insurance entities and corporate expenses. Segment operating results included the following:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2017	2016	Change		2017	2016	Change
Net investment income	$22,267	$24,246	$(1,979)	(8.2%)	$45,081	$49,370	$(4,289)	(8.7%)
Equity in earnings (loss) of unconsolidated subsidiaries	2,516	376	2,140	569.1%	4,324	(3,259)	7,583	(232.7%)
Net realized gains (losses)	(2,266)	10,915	(13,181)	(120.8%)	10,987	2,570	8,417	327.5%
Other income	778	286	492	172.0%	951	744	207	27.8%
Underwriting, policy acquisition and operating expenses	(7,757)	(8,157)	400	(4.9%)	(16,073)	(15,665)	(408)	2.6%
Segregated portfolio cells dividend (expense) income (1)	(994)	(246)	(748)	304.1%	(2,223)	(709)	(1,514)	213.5%
Interest expense	(4,145)	(3,851)	(294)	7.6%	(8,278)	(7,537)	(741)	9.8%
Income tax benefit (expense)(2)	(216)	(4,601)	4,385	(95.3%)	1,002	(5,880)	6,882	(117.0%)
Segment operating results	$10,183	$18,968	$(8,785)	(46.3%)	$35,771	$19,634	$16,137	82.2%
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
Net investment income by investment category was as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2017	2016	Change		2017	2016	Change
Fixed maturities	$18,427	$20,853	$(2,426)	(11.6%)	$38,152	$43,099	$(4,947)	(11.5%)
Equities	4,298	3,561	737	20.7%	7,942	7,204	738	10.2%
Short-term and Other investments	958	673	285	42.3%	1,736	1,068	668	62.5%
BOLI	442	439	3	0.7%	897	899	(2)	(0.2%)
Investment fees and expenses	(1,858)	(1,280)	(578)	45.2%	(3,646)	(2,900)	(746)	25.7%
Net investment income	$22,267	$24,246	$(1,979)	(8.2%)	$45,081	$49,370	$(4,289)	(8.7%)

Fixed Maturities
The decrease in our income from fixed maturity securities for the 2017 three- and six-month periods was due to lower yields and lower average investment balances. We reduced the size of our fixed portfolio over the last year in order to pay dividends and invest in other asset classes. On an overall basis our average investment in fixed maturity securities was approximately 6% and 5% lower for the 2017 three- and six-month periods, respectively, as compared to the same periods of 2016.
Average yields for our fixed maturity portfolio were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
Average income yield	3.0%	3.3%	3.1%	3.4%
Average tax equivalent income yield	3.4%	3.7%	3.5%	3.8%
Equities
Income from our equity portfolio increased during the 2017 three- and six-month periods as compared to the same periods in 2016 reflecting an increase to our allocation to this asset category as well as a different mix of equities owned.
Investment Fees and Expenses
Investment fees and expenses increased during the 2017 three- and six-month periods as compared to the same periods in 2016 primarily due to increases in subsequent interest expense on our LP subscriptions and, for the 2017 six-month period, incentive fees on our convertible bond portfolio. Subsequent interest expense on some of our LPs is paid on subscriptions that occur later in the fund-raising process and incentive fees for returns that exceed a high water mark on our convertible bond portfolio reflected an increase in the fair value of the portfolio.
Equity in Earnings (Loss) of Unconsolidated Subsidiaries
Equity in earnings (loss) of unconsolidated subsidiaries is derived from our investment interests accounted for under the equity method. Results were as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2017	2016	Change		2017	2016	Change
Investment LPs/LLCs	$8,830	$3,539	$5,291	149.5%	$14,363	$5,343	$9,020	168.8%
Tax credit partnerships	(6,314)	(3,163)	(3,151)	99.6%	(10,039)	(8,602)	(1,437)	16.7%
Equity in earnings (loss) of unconsolidated subsidiaries	$2,516	$376	$2,140	569.1%	$4,324	$(3,259)	$7,583	232.7%
We hold interests in certain LPs/LLCs that generate earnings from trading portfolios, secured debt, debt securities, multi-strategy funds and private equity investments. The performance of the LPs is affected by the volatility of equity and credit markets. Our investment LPs/LLCs results for the 2017 three- and six-month periods were affected primarily by higher reported earnings from several LPs.

Our tax credit investments are designed to generate returns in the form of tax credits and tax-deductible project operating losses and are comprised of qualified affordable housing tax credit partnership interests and historic tax credit interests. We account for our tax credit investments under the equity method and record our allocable portion of the operating losses of the underlying properties based on estimates provided by the partnerships. For our qualified affordable housing tax credit partnership interests we adjust our estimates of our allocable portion of operating losses periodically as actual operating results of the underlying properties become available. Our historic tax credit investments are short-term in nature and remaining operating losses are expected to be recognized primarily during 2017. Based on operating results received, we increased our estimate of partnership operating losses by $2.0 million in both the 2017 three- and six-month periods as compared to $0.4 million and $3.0 million in the same respective periods in 2016.
The tax benefits received from our tax credit partnerships, which are not reflected in our investment results above, reduced our tax expenses in 2017 and 2016 as follows:

	Three Months Ended June 30		Six Months Ended June 30
(In millions)	2017	2016	2017	2016
Tax credits recognized during the period	$5.4	$6.3	$11.8	$13.5
Tax benefit of tax credit partnership operating losses	$2.2	$1.1	$3.5	$3.0
Tax credits provided by the underlying projects of the historic tax credit partnerships are typically available in the tax year in which the project is put into active service, whereas the tax credits provided by qualified affordable housing tax credit partnerships are provided over approximately a ten year period. The decrease in tax credits recognized for the three and six months ended June 30, 2017 was primarily attributable to our historic tax credit partnership investments.
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

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2017	2016	2017	2016
GAAP net investment result:
Net investment income	$22,267	$24,246	$45,081	$49,370
Equity in earnings (loss) of unconsolidated subsidiaries	2,516	376	4,324	(3,259)
GAAP net investment result	$24,783	$24,622	$49,405	$46,111

Pro forma tax-equivalent investment result	$36,208	$38,102	$74,179	$75,181

Reconciliation of pro forma and GAAP tax-equivalent investment result:
GAAP net investment result	$24,783	$24,622	$49,405	$46,111
Taxable equivalent adjustments, calculated using the 35% federal statutory tax rate:
State and municipal bonds	2,363	3,011	4,861	6,104
BOLI	238	237	483	484
Dividends received	467	470	1,201	1,673
Tax credit partnerships	8,357	9,762	18,229	20,809
Pro forma tax-equivalent investment result	$36,208	$38,102	$74,179	$75,181

Net Realized Investment Gains (Losses)
The following table provides detailed information regarding our Net realized investment gains (losses).

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2017	2016	2017	2016
OTTI losses, total:
Corporate debt	$—	$—	$(419)	$(7,604)
Other investments	—	—	—	(3,130)
Portion of OTTI losses recognized in other comprehensive income before taxes:
Corporate debt	—	—	248	1,068
Net impairment losses recognized in earnings	—	—	(171)	(9,666)
Gross realized gains, available-for-sale securities	732	1,883	2,574	5,066
Gross realized (losses), available-for-sale securities	(1,401)	(611)	(1,467)	(5,251)
Net realized gains (losses), trading securities	794	1,912	7,356	3,969
Net realized gains (losses), other investments	546	447	1,719	498
Change in unrealized holding gains (losses), trading securities	(3,224)	7,103	374	7,838
Change in unrealized holding gains (losses), convertible securities, carried at fair value as a part of Other investments	285	162	598	95
Other	2	19	4	21
Net realized investment gains (losses)	$(2,266)	$10,915	$10,987	$2,570
We did not recognize any OTTI during the 2017 three-month period. During the 2017 six-month period, we recognized OTTI in earnings of $0.2 million and $0.2 million in non-credit impairments in OCI, both of which related to corporate bonds.
We did not recognize any OTTI during the 2016 three-month period. During the 2016 six-month period, we recognized OTTI in earnings of $6.5 million related to corporate bonds, including credit-related OTTI of $5.5 million related to debt instruments from ten issuers in the energy sector. The fair value of these bonds declined in the first quarter of 2016 as did the credit quality of the issuers and we recognized credit-related OTTI to reduce the amortized cost basis of the bonds to the present value of future cash flows we expected to receive from the bonds. During the 2016 six-month period, we also recognized non-credit impairments of $0.9 million in OCI relative to the bonds of these issuers, as the fair value of the bonds was less than the present value of the expected future cash flows from the securities.
We also recognized a $3.1 million OTTI in earnings during the 2016 six-month period related to an investment fund that is accounted for using the cost method (classified as Other investments). The fund is focused on the energy sector and securities held by the fund declined in value during 2016. An OTTI was recognized to reduce our carrying value of the investment to the NAV reported by the fund.
Operating Expenses
Corporate segment operating expenses for the three and six months ended June 30, 2017 and 2016, respectively, were comprised as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2017	2016	Change		2017	2016	Change
Operating expenses	$11,078	$11,316	$(238)	(2.1%)	$23,214	$22,631	$583	2.6%
Management fee offset	(3,321)	(3,159)	(162)	5.1%	(7,141)	(6,966)	(175)	2.5%
Segment Total	$7,757	$8,157	$(400)	(4.9%)	$16,073	$15,665	$408	2.6%
The slight decrease in operating expenses for the three months ended June 30, 2017 was primarily due to the effect of costs incurred during the second quarter of 2016 related to a pre-tax acquisition liability from a discontinued operation, partially offset by an increase in compensation related costs in 2017. The increase in operating expenses for the six months ended June 30, 2017 was primarily driven by an increase in compensation related costs and professional fees, partially offset by the effect of costs incurred during the first and second quarters of 2016 related to a pre-acquisition liability from a discontinued operation.

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
Segregated Portfolio Cell Dividend Expense (Income)
During the first quarter of 2017, we began reporting in the Corporate segment the portion of the SPC dividend expense (income) that is attributable to the investment results of the SPCs, all of which are reported in the Corporate segment, to better align the expense with the related investment results of the SPCs. For comparative purposes, we have reflected the SPC dividend expense for the prior periods in the same manner. SPC dividend expense (income) was $1.0 million and $2.2 million for the three and six months ended June 30, 2017, respectively, as compared to $0.2 million and $0.7 million for the same respective periods of 2016. See the Underwriting, Policy Acquisition and Operating Expense section in our Workers' Compensation segment results for more information on our SPCs.
Interest Expense
Interest expense increased during the three and six months ended June 30, 2017 driven primarily by an increase in our weighted average outstanding debt, which was $437 million and $443 million for the three and six months ended June 30, 2017, respectively, as compared to $350 million for the same respective periods of 2016, and, to a lesser extent, an increase in the average interest rate on the outstanding borrowings under our Revolving Credit Agreement.
Interest expense for three and six months ended June 30, 2017 and 2016 is provided in the following table:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2017	2016	Change		2017	2016	Change
Senior notes due 2023	$3,357	$3,357	$—	—%	$6,714	$6,714	$—	—%
Revolving credit agreement (including fees and amortization)	778	484	294	60.7%	1,545	803	742	92.4%
Other	10	10	—	—%	19	20	(1)	(5.0%)
	$4,145	$3,851	$294	7.6%	$8,278	$7,537	$741	9.8%

Taxes
Tax expense allocated to our Corporate segment includes U.S. tax only, which would include U.S. tax expense incurred from our corporate membership in Lloyd's of London. The U.K. tax expense incurred by the U.K. based subsidiaries of our Lloyd's Syndicate segment is allocated to that segment. Consolidated tax expense reflects tax expense of both segments, as shown in the table below:

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2017	2016	2017	2016
Corporate segment income tax expense (benefit)	$216	$4,601	$(1,002)	$5,880
Lloyd's Syndicate segment income tax expense (benefit)	(548)	812	(555)	897
Consolidated income tax expense (benefit)	$(332)	$5,413	$(1,557)	$6,777
Factors affecting our consolidated effective tax rate include the following:

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
Statutory rate	35.0%	35.0%	35.0%	35.0%
Tax-exempt income*	(10.5%)	(6.7%)	(7.6%)	(6.9%)
Tax credits	(28.3%)	(18.1%)	(19.9%)	(19.3%)
U.K. operating results	2.2%	(0.1%)	0.7%	(0.2%)
Excess tax benefit on share-based compensation	(1.5%)	—%	(4.4%)	—%
Other	1.4%	1.1%	(6.4%)	1.2%
Effective tax rate	(1.7%)	11.2%	(2.6%)	9.8%
* Includes tax-exempt interest, dividends received deduction and change in cash surrender value of BOLI.
The provision for income taxes and the effective tax rate for the 2017 three- and six-month periods is determined based upon our estimate of an annual effective tax rate at the end of each quarterly reporting period (the projected effective tax rate) plus the impact of certain discrete items that are not included in the projected effective tax rate. Our projected effective tax rates for the 2017 and 2016 six-month periods were 5.4% and 8.1%, respectively, before those certain discrete items were considered. Our projected effective tax rates for both the 2017 and 2016 six-month periods were different from the statutory federal income tax rate primarily due to a portion of our investment income being tax-exempt and the utilization of tax credits transferred to us from our tax credit partnership investments. While projected tax credits for 2017 are less than 2016, they continue to have a reducing effect on the effective tax rate for the 2017 three- and six-month periods. Tax credits were $5.4 million and $11.8 million for the three and six months ended June 30, 2017, respectively, as compared to $6.3 million and $13.5 million for the same respective periods in 2016.
Our effective tax rate for the 2017 three- and six-month periods was a benefit of 1.7% and 2.6%, respectively, and differ from the projected effective tax rate due to certain discrete items which reduced our projected effective tax rate by 8.0% for the 2017 six-month period and increased our effective tax rate by 1.7% for the 2016 six-month period. The effect of these discrete items on the 2017 and 2016 six-month periods resulted in our effective tax rates as shown in the table above. For 2017, one notable discrete item was the excess tax benefit on share-based compensation that resulted from the application of revised accounting guidance, which was effective January 1, 2017. Under the revised guidance, the difference between the deduction for tax purposes, which is based upon the fair market value of share-based awards and the time of vesting, and the compensation cost recognized for financial reporting purposes, which is based upon the fair market value of the share-based awards on the date of grant, is to be recognized as income tax expense (benefit) in the current period rather than an adjustment to OCI as was required under prior guidance. See Note 1 of the Notes to Condensed Consolidated Financial Statements for further discussion on the adoption of the guidance. Our effective tax rate for the 2017 three-month period is less than the 5.4% projected effective tax rate for the year primarily due to the effect of the discrete items discussed above which reduced the rate by 7.1%.

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
The following table summarizes estimated changes in the fair value of our available-for-sale fixed maturity securities for specific hypothetical changes in interest rates by asset class at June 30, 2017 and December 31, 2016. There are principally two factors that determine interest rates on a given security: market interest rates and credit spreads. As different asset classes can be affected in different ways by movements in those two factors, we have broken out our portfolio by asset class in the following table.

	Interest Rate Shift in Basis Points
	June 30, 2017
($ in millions)	(200)	(100)	Current	100	200
Fair Value:
U.S. Treasury obligations	$152	$148	$143	$140	$136
U.S. Government-sponsored enterprise obligations	21	21	20	19	18
State and municipal bonds	780	750	722	694	668
Corporate debt	1,403	1,357	1,313	1,268	1,225
Asset-backed securities	363	358	348	336	322
All fixed maturity securities	$2,719	$2,634	$2,546	$2,457	$2,369

Duration:
U.S. Treasury obligations	2.78	2.69	2.61	2.53	2.46
U.S. Government-sponsored enterprise obligations	1.81	1.81	3.49	4.61	4.89
State and municipal bonds	3.85	3.82	3.83	3.86	3.89
Corporate debt	3.33	3.30	3.34	3.36	3.32
Asset-backed securities	1.85	2.23	3.20	3.89	4.19
All fixed maturity securities	3.24	3.26	3.42	3.54	3.56
($ in millions)	December 31, 2016
Fair Value:
U.S. Treasury obligations	$155	$151	$147	$142	$138
U.S. Government-sponsored enterprise obligations	31	31	30	29	29
State and municipal bonds	865	832	800	770	740
Corporate debt	1,365	1,321	1,279	1,238	1,198
Asset-backed securities	373	368	357	344	331
All fixed maturity securities	$2,789	$2,703	$2,613	$2,523	$2,436

Duration:
U.S. Treasury obligations	3.00	2.93	2.85	2.78	2.72
U.S. Government-sponsored enterprise obligations	1.55	1.70	2.39	2.67	2.70
State and municipal bonds	3.85	3.82	3.83	3.87	3.91
Corporate debt	3.21	3.20	3.22	3.22	3.18
Asset-backed securities	1.75	2.48	3.38	3.86	4.10
All fixed maturity securities	3.18	3.26	3.40	3.47	3.49

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
Our cash and short-term investment portfolio at June 30, 2017 was carried on a cost basis which approximates its fair value. Our portfolio lacks significant interest rate sensitivity due to its short duration.
Credit Risk
We have exposure to credit risk primarily as a holder of fixed income securities. We control this exposure by emphasizing investment grade credit quality in the fixed income securities we purchase.
As of June 30, 2017, 93% of our fixed maturity securities were rated investment grade as determined by NRSROs, such as Fitch, Moody’s and Standard & Poor’s. We believe that this concentration in investment grade securities reduces our exposure to credit risk on our fixed income investments to an acceptable level. However, investment grade securities, in spite of their rating, can rapidly deteriorate and result in significant losses. Ratings published by the NRSROs are one of the tools used to evaluate the creditworthiness of our securities. The ratings reflect the subjective opinion of the rating agencies as to the creditworthiness of the securities, and therefore, we may be subject to additional credit exposure should the rating prove to be unreliable.
We also have exposure to credit risk related to our receivables from reinsurers. Our receivables from reinsurers (with regard to both paid and unpaid losses) approximated $286 million at June 30, 2017 and $279 million at December 31, 2016. We monitor the credit risk associated with our reinsurers using publicly available financial and rating agency data.
Equity Price Risk
At June 30, 2017, the fair value of our equity investments, excluding our equity investments in bond investment funds as discussed in the following paragraph, was $295 million. These equity securities are subject to equity price risk, which is defined as the potential for loss in fair value due to a decline in equity prices. The weighted average beta of this group of securities was 0.93. Beta measures the price sensitivity of an equity security or group of equity securities to a change in the broader equity market, in this case the S&P 500 Index. If the value of the S&P 500 Index increased by 10%, the fair value of these securities would be expected to increase by 9.3% to $322 million. Conversely, a 10% decrease in the S&P 500 Index would imply a decrease of 9.3% in the fair value of these securities to $267 million. The selected hypothetical changes of plus or minus 10% do not reflect what could be considered the best or worst case scenarios and are used for illustrative purposes only.
Our equity investments include equity investments in certain bond investment funds which are not significantly subject to equity price risk, and thus we have excluded these investments from the above analysis.

ITEM 4. CONTROLS AND PROCEDURES.
The Chief Executive Officer and Chief Financial Officer of the Company participated in management’s evaluation of our disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of June 30, 2017. ProAssurance’s disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, those controls during the quarter.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
See Note 6 of the Notes to Condensed Consolidated Financial Statements.
ITEM 1A. RISK FACTORS.
There are no changes to the "Risk Factors" in Part 1, Item 1A of the 2016 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)	Not applicable.

(b)	Not applicable.

(c)	Information required by Item 703 of Regulation S-K.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs* (In thousands)
April 1 - 30, 2017	—	N/A	—	$109,643
May 1 - 31, 2017	—	N/A	—	$109,643
June 1 - 30, 2017	—	N/A	—	$109,643
Total	—	$—	—

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
August 7, 2017

/s/ Edward L. Rand, Jr.
Edward L. Rand, Jr.
Chief Financial Officer
(Duly authorized officer and principal financial officer)