Form 10-Q
period 2017-09-30
PROASSURANCE CORP
filed 2017-11-06
CIK 1127703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2017 or

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
As of October 31, 2017, there were 53,415,236 shares of the registrant’s common stock outstanding.

Glossary of Terms and Acronyms

When the following terms and acronyms appear in the text of this report, they have the meanings indicated below.

Term	Meaning
AOCI	Accumulated other comprehensive income (loss)
Board	Board of Directors of ProAssurance Corporation
BOLI	Business owned life insurance
Council of Lloyd's	The governing body for Lloyd's of London
DPAC	Deferred policy acquisition costs
Eastern Re	Eastern Re, LTD, S.P.C.
EBUB	Earned, but unbilled premium
FAL	Funds at Lloyd's
FASB	Financial Accounting Standards Board
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FNMA	Federal National Mortgage Association
GAAP	Generally accepted accounting principles in the United States of America
GNMA	Government National Mortgage Association
HCPL	Healthcare professional liability
IRS	Internal Revenue Service
LLC	Limited liability company
Lloyd's	Lloyd's of London market
LP	Limited partnership
Medical technology liability	Medical technology and life sciences products liability
NAV	Net asset value
NRSRO	Nationally recognized statistical rating organization
NYSE	New York Stock Exchange
OCI	Other comprehensive income (loss)
OTTI	Other-than-temporary impairment
PCAOB	Public Company Accounting Oversight Board
Revolving Credit Agreement	ProAssurance's $250 million revolving credit agreement
ROE	Return on equity
SEC	Securities and Exchange Commission
SPC	Segregated portfolio cell
Specialty P&C	Specialty Property and Casualty
Syndicate 1729	Lloyd's of London Syndicate 1729
Syndicate Credit Agreement	Unconditional revolving credit agreement with the Premium Trust Fund of Syndicate 1729
U.K.	United Kingdom of Great Britain and Northern Ireland
ULAE	Unallocated loss adjustment expense
VIE	Variable interest entity

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

•	changes in the interest and tax rate environment;
•	resolution of uncertain tax matters and changes in tax laws;
•	changes in U.S. laws or government regulations regarding financial markets or market activity that may affect the U.S. economy and our business;
•	changes in the ability of the U.S. government to meet its obligations that may affect the U.S. economy and our business;
•	performance of financial markets affecting the fair value of our investments or making it difficult to determine the value of our investments;
•	changes in requirements or accounting policies and practices that may be adopted by our regulatory agencies, the FASB, the SEC, the PCAOB or the NYSE that may affect our business;
•	changes in laws or government regulations affecting the financial services industry, the property and casualty insurance industry or particular insurance lines underwritten by our subsidiaries;
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

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share data)

	September 30, 2017	December 31, 2016
Assets
Investments
Fixed maturities, available for sale, at fair value; amortized cost, $2,429,092 and $2,586,821, respectively	$2,468,350	$2,613,406
Equity securities, trading, at fair value; cost, $376,074 and $353,744, respectively	411,796	387,274
Short-term investments	294,379	442,084
Business owned life insurance	61,652	60,134
Investment in unconsolidated subsidiaries	331,897	340,906
Other investments, $51,789 and $31,501 at fair value, respectively, otherwise at cost or amortized cost	103,764	81,892
Total Investments	3,671,838	3,925,696
Cash and cash equivalents	119,005	117,347
Premiums receivable	262,686	223,480
Receivable from reinsurers on paid losses and loss adjustment expenses	7,408	5,446
Receivable from reinsurers on unpaid losses and loss adjustment expenses	313,876	273,475
Prepaid reinsurance premiums	47,529	39,723
Deferred policy acquisition costs	51,691	46,809
Deferred tax asset, net	13,957	10,256
Real estate, net	32,305	31,814
Intangible assets	84,496	84,406
Goodwill	210,725	210,725
Other assets	109,638	96,004
Total Assets	$4,925,154	$5,065,181
Liabilities and Shareholders’ Equity
Liabilities
Policy liabilities and accruals
Reserve for losses and loss adjustment expenses	$2,040,698	$1,993,428
Unearned premiums	422,009	372,563
Reinsurance premiums payable	34,769	30,001
Total Policy Liabilities	2,497,476	2,395,992
Other liabilities	176,328	422,285
Debt less debt issuance costs	400,460	448,202
Total Liabilities	3,074,264	3,266,479
Shareholders’ Equity
Common shares, par value $0.01 per share, 100,000,000 shares authorized, 62,822,376 and 62,660,234 shares issued, respectively	628	627
Additional paid-in capital	380,595	376,518
Accumulated other comprehensive income (loss), net of deferred tax expense (benefit) of $13,985 and $9,894, respectively	25,459	17,399
Retained earnings	1,864,136	1,824,088
Treasury shares, at cost, 9,408,925 shares and 9,408,977 shares, respectively	(419,928)	(419,930)
Total Shareholders’ Equity	1,850,890	1,798,702
Total Liabilities and Shareholders’ Equity	$4,925,154	$5,065,181
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Changes in Capital (Unaudited)
(In thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2016	$627	$376,518	$17,399	$1,824,088	$(419,930)	$1,798,702
Cumulative-effect adjustment- ASU 2016-09 adoption*	—	425	—	(276)	—	149
Common shares reacquired	—	—	—	—	—	—
Common shares issued for compensation and effect of shares reissued to stock purchase plan	—	1,873	—	—	2	1,875
Share-based compensation	—	7,110	—	—	—	7,110
Net effect of restricted and performance shares issued and stock options exercised	1	(5,331)	—	—	—	(5,330)
Dividends to shareholders	—	—	—	(49,598)	—	(49,598)
Other comprehensive income (loss)	—	—	8,060	—	—	8,060
Net income	—	—	—	89,922	—	89,922
Balance at September 30, 2017	$628	$380,595	$25,459	$1,864,136	$(419,928)	$1,850,890

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2015	$625	$365,399	$23,855	$1,988,035	$(419,560)	$1,958,354
Common shares reacquired	—	—	—	—	(2,106)	(2,106)
Common shares issued for compensation and effect of shares reissued to stock purchase plan	1	2,147	—	—	—	2,148
Share-based compensation	—	7,458	—	—	—	7,458
Net effect of restricted and performance shares issued and stock options exercised	1	(3,011)	—	—	—	(3,010)
Dividends to shareholders	—	—	—	(49,370)	—	(49,370)
Other comprehensive income (loss)	—	—	32,460	—	—	32,460
Net income	—	—	—	96,233	—	96,233
Balance at September 30, 2016	$627	$371,993	$56,315	$2,034,898	$(421,666)	$2,042,167

* See Note 1 of the Notes to Condensed Consolidated Financial Statements for discussion of accounting guidance adopted during the period.
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
Revenues
Net premiums earned	$192,303	$185,275	$555,559	$539,587
Net investment income	23,729	25,261	69,592	75,284
Equity in earnings (loss) of unconsolidated subsidiaries	4,164	(3,349)	8,489	(6,607)
Net realized investment gains (losses):
OTTI losses	—	(100)	(419)	(10,834)
Portion of OTTI losses recognized in other comprehensive income before taxes	—	—	248	1,068
Net impairment losses recognized in earnings	—	(100)	(171)	(9,766)
Other net realized investment gains (losses)	7,749	15,837	18,981	28,080
Total net realized investment gains (losses)	7,749	15,737	18,810	18,314
Other income	510	1,428	4,581	5,963
Total revenues	228,455	224,352	657,031	632,541
Expenses
Net losses and loss adjustment expenses	129,356	118,082	364,058	335,936
Underwriting, policy acquisition and operating expenses
Operating expense	32,606	34,060	102,062	101,862
DPAC amortization	24,505	21,752	70,044	64,873
Segregated portfolio cells dividend expense (income)	2,891	3,196	14,076	5,895
Interest expense	4,124	3,748	12,402	11,285
Total expenses	193,482	180,838	562,642	519,851
Income before income taxes	34,973	43,514	94,389	112,690
Provision for income taxes
Current expense (benefit)	13,690	13,736	12,111	16,407
Deferred expense (benefit)	(7,666)	(4,056)	(7,644)	50
Total income tax expense (benefit)	6,024	9,680	4,467	16,457
Net income	28,949	33,834	89,922	96,233
Other comprehensive income (loss), after tax, net of reclassification adjustments	(605)	(4,974)	8,060	32,460
Comprehensive income	$28,344	$28,860	$97,982	$128,693
Earnings per share:
Basic	$0.54	$0.64	$1.68	$1.81
Diluted	$0.54	$0.63	$1.68	$1.80
Weighted average number of common shares outstanding:
Basic	53,413	53,222	53,377	53,199
Diluted	53,614	53,456	53,586	53,419
Cash dividends declared per common share	$0.31	$0.31	$0.93	$0.93
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended September 30
	2017	2016
Operating Activities
Net income	$89,922	$96,233
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation and amortization, net of accretion	21,024	25,509
(Increase) decrease in cash surrender value of BOLI	(1,518)	(1,537)
Net realized investment (gains) losses	(18,810)	(18,314)
Share-based compensation	7,110	7,458
Deferred income taxes	(7,644)	50
Policy acquisition costs, net of amortization (net deferral)	(4,882)	(5,221)
Equity in (earnings) loss of unconsolidated subsidiaries	(8,489)	6,607
Other	(548)	(689)
Other changes in assets and liabilities:
Premiums receivable	(39,206)	(23,873)
Reinsurance related assets and liabilities	(45,401)	(19,049)
Other assets	1,188	16,411
Reserve for losses and loss adjustment expenses	47,270	(7,307)
Unearned premiums	49,446	44,418
Other liabilities	8,569	8,296
Net cash provided (used) by operating activities	98,031	128,992
Investing Activities
Purchases of:
Fixed maturities, available for sale	(449,717)	(540,370)
Equity securities, trading	(127,916)	(76,838)
Other investments	(35,445)	(15,832)
Funding of qualified affordable housing tax credit limited partnerships	(394)	(963)
Investment in unconsolidated subsidiaries	(30,530)	(39,051)
Proceeds from sales or maturities of:
Fixed maturities, available for sale	599,374	582,379
Equity securities, trading	116,833	56,670
Other investments	16,479	10,952
Distributions from unconsolidated subsidiaries	47,364	7,720
Net sales or maturities (purchases) of short-term investments	141,538	(135,743)
Unsettled security transactions, net change	(10,935)	16,665
Purchases of capital assets	(8,620)	(7,797)
Purchases of intangible assets	(2,984)	—
Other	(2,745)	(1,520)
Net cash provided (used) by investing activities	252,302	(143,728)
Continued on following page.

	Nine Months Ended September 30
	2017	2016
Financing Activities
Repayments under revolving credit agreement	(48,000)	—
Repurchase of common stock	—	(2,106)
Dividends to shareholders	(298,704)	(102,354)
External capital contribution received for segregated portfolio cells	2,989	9,703
Other	(4,960)	(2,704)
Net cash provided (used) by financing activities	(348,675)	(97,461)
Increase (decrease) in Cash and cash equivalents	1,658	(112,197)
Cash and cash equivalents at beginning of period	117,347	241,100
Cash and cash equivalents at end of period	$119,005	$128,903
Significant non-cash transactions
Dividends declared and not yet paid	$16,558	$16,462
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2017

1. Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of ProAssurance Corporation and its consolidated subsidiaries (ProAssurance, PRA or the Company). The financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring adjustments, have been included. ProAssurance’s results for the nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes contained in ProAssurance’s December 31, 2016 report on Form 10-K. In connection with its preparation of the Condensed Consolidated Financial Statements, ProAssurance evaluated events that occurred subsequent to September 30, 2017 for recognition or disclosure in its financial statements and notes to financial statements.
ProAssurance operates in four reportable segments as follows: Specialty P&C, Workers' Compensation, Lloyd's Syndicate and Corporate. For more information on the nature of products and services provided and for financial information by segment, refer to Note 11 of the Notes to Condensed Consolidated Financial Statements.
Reclassifications
In the second quarter of 2017, ProAssurance began presenting separately the components of Underwriting, policy acquisition and operating expense as Operating expense and DPAC amortization on the Condensed Consolidated Statements of Income and Comprehensive Income in order to provide additional details for investors. The Condensed Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2016 have been reclassified to conform to the current period presentation. Total Underwriting, policy acquisition and operating expense as well as Net income for all periods presented was not affected by the change in presentation.
Other Liabilities
Other liabilities consisted of the following:

(In thousands)	September 30, 2017	December 31, 2016
SPC dividends payable	$46,353	$34,289
Unpaid dividends	16,558	265,659
All other	113,417	122,337
Total other liabilities	$176,328	$422,285
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
Accounting Changes Adopted
Improvements to Employee Share-Based Payment Accounting
Effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years, the FASB issued guidance that simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of cash flows, and the classification of awards as either equity or liabilities. Under the new guidance, the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes is to be recognized as income tax expense in the current period and included with other income tax cash flows as an operating activity. The threshold for equity classification has also been revised to permit withholdings up to the maximum statutory tax rates in the applicable jurisdictions. The update also provides an accounting policy election to account for forfeitures as they occur. ProAssurance adopted the guidance as of January 1, 2017. The primary effects of the adoption on the current period are the following: (1) using a prospective application, ProAssurance recorded unrecognized excess tax benefits of $2.6 million as current tax expense for the nine months ended September 30, 2017 (unrecognized excess tax benefits were nominal for the 2017 three-month period), (2) using a modified retrospective application, ProAssurance elected to recognize forfeitures as they occur and recorded a $0.4 million increase to Additional paid-in capital, and a respective $0.3 million

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2017

reduction to Retained earnings and a $0.1 million increase to deferred taxes to reflect the incremental share-based compensation expense, net of related tax impacts, that would have been recognized in prior years under the modified guidance and (3) excess tax benefits from share-based compensation of $2.2 million was reclassified from financing activities to operating activities in the Condensed Consolidated Statements of Cash Flows.
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
Clarifying the Definition of a Business
Effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, the FASB issued guidance which provides clarification of the definition of a business, affecting areas such as acquisitions, disposals, goodwill and consolidation. The new guidance intends to assist entities with determining whether a transaction should be accounted for as an acquisition or disposal of assets or a business. The guidance will be applied prospectively to any transaction occurring within the period of adoption. ProAssurance early adopted the guidance during the third quarter of 2017 and adoption of the guidance had no material effect on ProAssurance’s results of operations or financial position.
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

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2017

Revenue from Contracts with Customers
Effective for fiscal years beginning after December 15, 2017 the FASB issued guidance related to revenue from contracts with customers. The core principle of the new guidance is that revenue is recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ProAssurance plans to adopt the guidance beginning January 1, 2018 under the modified retrospective method. As the majority of ProAssurance's revenues come from insurance contracts which fall under the scope of other FASB standards, only an insignificant amount of the Company's revenue is subject to the updated guidance. Therefore, adoption of the guidance is not expected to have a material effect on ProAssurance’s results of operations or financial position.
Recognition and Measurement of Financial Assets and Financial Liabilities
Effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, the FASB issued guidance that requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. The new guidance also specifies that an entity use the exit price notion when measuring the fair value of financial instruments for disclosure purposes and present financial assets and liabilities by measurement category and form of financial asset. Other provisions of the new guidance include: revised disclosure requirements related to the presentation in comprehensive income of changes in the fair value of liabilities; elimination, for public companies, of disclosure requirements relative to the method(s) and significant assumptions underlying fair values disclosed for financial instruments measured at amortized cost; and simplified impairment assessments for equity investments without readily determinable fair values. ProAssurance plans to adopt the guidance beginning January 1, 2018, with the cumulative effect of the adoption made to retained earnings. The majority of ProAssurance's equity investments are either measured at fair value or accounted for under the equity method of accounting. As of September 30, 2017, approximately 1% of the Company's total investments would be impacted by the guidance and therefore, adoption of the guidance is not expected to have a material effect on ProAssurance’s results of operations or financial position.
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
September 30, 2017

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
September 30, 2017

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

Fair values of assets measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016 are shown in the following tables. Where applicable, the tables also indicate the fair value hierarchy of the valuation techniques utilized to determine those fair values. For some assets, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. When this is the case, the asset is categorized based on the level of the most significant input to the fair value measurement. Assessments of the significance of a particular input to the fair value measurement require judgment and consideration of factors specific to the assets being valued.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2017

	September 30, 2017
	Fair Value Measurements Using			Total
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Fixed maturities, available for sale
U.S. Treasury obligations	$—	$148,372	$—	$148,372
U.S. Government-sponsored enterprise obligations	—	18,772	—	18,772
State and municipal bonds	—	693,398	—	693,398
Corporate debt, multiple observable inputs	2,406	1,255,413	—	1,257,819
Corporate debt, limited observable inputs	—	—	14,963	14,963
Residential mortgage-backed securities	—	201,691	—	201,691
Agency commercial mortgage-backed securities	—	11,835	—	11,835
Other commercial mortgage-backed securities	—	16,190	—	16,190
Other asset-backed securities	—	101,770	3,540	105,310
Equity securities
Financial	75,274	—	—	75,274
Utilities/Energy	53,553	—	—	53,553
Consumer oriented	53,569	—	—	53,569
Industrial	51,002	—	—	51,002
Bond funds	119,155	—	—	119,155
All other	59,243	—	—	59,243
Short-term investments	288,796	5,583	—	294,379
Other investments	747	30,614	428	31,789
Total assets categorized within the fair value hierarchy	$703,745	$2,483,638	$18,931	3,206,314
LP/LLC and investment fund interests carried at NAV which approximates fair value. These interests, reported as a part of Investment in unconsolidated subsidiaries and Other investments, respectively, are not categorized within the fair value hierarchy.				222,541
Total assets at fair value				$3,428,855

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2017

	December 31, 2016
	Fair Value Measurements Using			Total
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Fixed maturities, available for sale
U.S. Treasury obligations	$—	$146,539	$—	$146,539
U.S. Government-sponsored enterprise obligations	—	30,235	—	30,235
State and municipal bonds	—	800,463	—	800,463
Corporate debt, multiple observable inputs	2,339	1,261,842	—	1,264,181
Corporate debt, limited observable inputs	—	—	14,810	14,810
Residential mortgage-backed securities	—	217,906	—	217,906
Agency commercial mortgage-backed securities	—	12,783	—	12,783
Other commercial mortgage-backed securities	—	19,611	—	19,611
Other asset-backed securities	—	103,871	3,007	106,878
Equity securities
Financial	81,749	—	—	81,749
Utilities/Energy	52,869	—	—	52,869
Consumer oriented	61,284	—	—	61,284
Industrial	54,265	—	—	54,265
Bond funds	79,843	10,159	—	90,002
All other	27,181	19,924	—	47,105
Short-term investments	437,580	4,504	—	442,084
Other investments	1,956	29,542	3	31,501
Total assets categorized within the fair value hierarchy	$799,066	$2,657,379	$17,820	3,474,265
LP/LLC and investment fund interests carried at NAV which approximates fair value. These interests, reported as a part of Investment in unconsolidated subsidiaries and Other investments, respectively, are not categorized within the fair value hierarchy.				204,719
Total assets at fair value				$3,678,984
The fair values for securities included in the Level 2 category, with the few exceptions described below, were developed by one of several third party, nationally recognized pricing services, including services that price only certain types of securities. Each service uses complex methodologies to determine values for securities and subject the values they develop to quality control reviews. Management selected a primary source for each type of security in the portfolio and reviewed the values provided for reasonableness by comparing data to alternate pricing services and to available market and trade data. Values that appeared inconsistent were further reviewed for appropriateness. Any value that did not appear reasonable was discussed with the service that provided the value and adjusted, if necessary. There were no material changes to the values supplied by the pricing services during the three and nine months ended September 30, 2017 and 2016.
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
September 30, 2017

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

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2017

Level 3 Valuation Methodologies
Corporate debt, limited observable inputs consisted of corporate bonds valued using dealer quotes for similar securities or discounted cash flow models using yields currently available for similar securities. Similar securities are defined as securities of comparable credit quality that have like terms and payment features. Assessments of credit quality were based on NRSRO ratings, if available, or were subjectively determined by management if not available. At September 30, 2017, 73% of the securities were rated and the average rating was BBB+. At December 31, 2016, 84% of the securities were rated and the average rating was BBB+.
Other asset-backed securities consisted of securitizations of receivables valued using dealer quotes for similar securities or discounted cash flow models using yields currently available for similar securities.
Other investments consisted of convertible securities for which limited observable inputs were available at September 30, 2017 and at December 31, 2016. The securities were valued internally based on expected cash flows, including the expected final recovery, discounted at a yield that considered the lack of liquidity and the financial status of the issuer.
Quantitative Information Regarding Level 3 Valuations

	Fair Value at
(In thousands)	September 30, 2017	December 31, 2016	Valuation Technique	Unobservable Input	Range (Weighted Average)
Assets:
Corporate debt, limited observable inputs	$14,963	$14,810	Market Comparable Securities	Comparability Adjustment	0% - 5% (2.5%)
			Discounted Cash Flows	Comparability Adjustment	0% - 5% (2.5%)
Other asset-backed securities	$3,540	$3,007	Market Comparable Securities	Comparability Adjustment	0% - 5% (2.5%)
			Discounted Cash Flows	Comparability Adjustment	0% - 5% (2.5%)
Other investments	$428	$3	Discounted Cash Flows	Comparability Adjustment	0% - 10% (5%)
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
September 30, 2017

Fair Value Measurements - Level 3 Assets
The following tables (the Level 3 Tables) present summary information regarding changes in the fair value of assets measured at fair value using Level 3 inputs.

	September 30, 2017
	Level 3 Fair Value Measurements – Assets
(In thousands)	Corporate Debt	Asset-backed Securities	All other investments	Total
Balance June 30, 2017	$17,849	$3,005	$5	$20,859
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Net investment income	(52)	—	—	(52)
Included in other comprehensive income	(18)	(45)	—	(63)
Purchases	1	580	—	581
Sales	(858)	—	—	(858)
Transfers in	989	—	423	1,412
Transfers out	(2,948)	—	—	(2,948)
Balance September 30, 2017	$14,963	$3,540	$428	$18,931
Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets held at period-end	$—	$—	$—	$—

	September 30, 2017
	Level 3 Fair Value Measurements – Assets
(In thousands)	Corporate Debt	Asset-backed Securities	All other investments	Total
Balance December 31, 2016	$14,810	$3,007	$3	$17,820
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Net investment income	(125)	—	—	(125)
Net realized investment gains (losses)	13	—	(124)	(111)
Included in other comprehensive income	(296)	(47)	140	(203)
Purchases	11,890	580	—	12,470
Sales	(4,418)	—	(912)	(5,330)
Transfers in	999	—	1,321	2,320
Transfers out	(7,910)	—	—	(7,910)
Balance September 30, 2017	$14,963	$3,540	$428	$18,931
Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets held at period-end	$—	$—	$—	$—

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2017

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

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2017

Transfers
There were no transfers between the Level 1 and Level 2 categories during the three months ended September 30, 2017. During the nine months ended September 30, 2017, equity securities of approximately $35.4 million were transferred from Level 2 to Level 1. During the three and nine months ended September 30, 2016, equity securities of approximately $10.2 million were transferred from Level 2 to Level 1.
Transfers shown in the preceding Level 3 tables were as of the end of the quarter in which the transfer occurred. All transfers were to or from Level 2.
All transfers during the three and nine months ended September 30, 2017 and 2016 related to securities held for which the level of market activity for identical or nearly identical securities varies from period to period. The securities were valued using multiple observable inputs when those inputs were available; otherwise the securities were valued using limited observable inputs.
Fair Values Not Categorized
Investments in unconsolidated subsidiaries at both September 30, 2017 and December 31, 2016 included interests in investment fund LPs/LLCs and Other investments at September 30, 2017 included interests in certain investment funds that measure fund assets at fair value on a recurring basis and that provide a NAV for the interest. The carrying value of these interests is based on the NAV provided and was considered to approximate the fair value of the interests. In accordance with GAAP, the fair value of these investments was not classified within the fair value hierarchy. Additional information regarding these investments is as follows:

	Unfunded Commitments	Fair Value
(In thousands)	September 30, 2017	September 30, 2017	December 31, 2016
Investments in LPs/LLCs:
Private debt funds (1)	$12,006	$42,650	$55,637
Long equity fund (2)	None	7,396	6,268
Long/short equity funds (3)	None	30,904	28,926
Non-public equity funds (4)	$86,985	92,887	89,691
Multi-strategy fund of funds (5)	None	8,966	8,448
Structured credit fund (6)	None	6,394	4,273
Long/short commodities fund (7)	None	12,648	11,476
Strategy focused fund (8)	$4,304	696	—
Other investments:
Mortgage fund (9)	None	20,000	—
		$222,541	$204,719

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
September 30, 2017

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

(8)
This fund is a LLC focused exclusively on investing in consumer product companies. The fund will invest exclusively in North American companies, comprised of equity and equity-related securities, as well as debt instruments. Redemptions are not permitted.

(9)
This investment fund is focused on the structured mortgage market. The fund will primarily invest in U.S. Agency mortgage-backed securities. Redemptions are allowed at the end of any calendar quarter with a prior notice requirement of 65 days and are paid within 45 days at the end of the redemption dealing day.

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

	September 30, 2017		December 31, 2016
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
BOLI	$61,652	$61,652	$60,134	$60,134
Other investments	$51,975	$60,713	$50,391	$58,757
Other assets	$34,412	$34,311	$29,111	$28,960
Financial liabilities:
Senior notes due 2023*	$250,000	$273,923	$250,000	$270,898
Revolving Credit Agreement*	$152,000	$152,000	$200,000	$200,000
Other liabilities	$19,858	$19,858	$17,033	$17,011
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

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2017

Other assets and Other liabilities primarily consisted of related investment assets and liabilities associated with funded deferred compensation agreements. Fair values of the funded deferred compensation assets and liabilities were based on the NAVs provided by the underlying funds. Other assets also included a secured note receivable and unsecured note receivable under two separate line of credit agreements. Fair value of these notes receivable was based on the present value of expected cash flows from the notes receivable, discounted at market rates on the valuation date for receivables with similar credit standings and similar payment structures.
The fair value of the debt was estimated based on the present value of expected future cash outflows, discounted at rates available on the valuation date for similar debt issued by entities with a similar credit standing to ProAssurance.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2017

3. Investments
Available-for-sale securities at September 30, 2017 and December 31, 2016 included the following:

	September 30, 2017
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities
U.S. Treasury obligations	$148,194	$954	$776	$148,372
U.S. Government-sponsored enterprise obligations	18,756	119	103	18,772
State and municipal bonds	675,012	20,086	1,700	693,398
Corporate debt	1,254,878	22,427	4,523	1,272,782
Residential mortgage-backed securities	199,110	3,401	820	201,691
Agency commercial mortgage-backed securities	11,841	63	69	11,835
Other commercial mortgage-backed securities	16,135	126	71	16,190
Other asset-backed securities	105,166	303	159	105,310
	$2,429,092	$47,479	$8,221	$2,468,350

	December 31, 2016
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities
U.S. Treasury obligations	$146,186	$1,264	$911	$146,539
U.S. Government-sponsored enterprise obligations	30,038	388	191	30,235
State and municipal bonds	790,154	17,261	6,952	800,463
Corporate debt	1,264,812	22,659	8,480	1,278,991
Residential mortgage-backed securities	216,285	3,667	2,046	217,906
Agency commercial mortgage-backed securities	12,837	89	143	12,783
Other commercial mortgage-backed securities	19,571	177	137	19,611
Other asset-backed securities	106,938	207	267	106,878
	$2,586,821	$45,712	$19,127	$2,613,406

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2017

The recorded cost basis and estimated fair value of available-for-sale fixed maturities at September 30, 2017, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total Fair Value
Fixed maturities, available for sale
U.S. Treasury obligations	$148,194	$30,655	$93,222	$21,495	$3,000	$148,372
U.S. Government-sponsored enterprise obligations	18,756	249	8,362	10,020	141	18,772
State and municipal bonds	675,012	57,500	233,506	295,098	107,294	693,398
Corporate debt	1,254,878	124,057	737,639	390,103	20,983	1,272,782
Residential mortgage-backed securities	199,110					201,691
Agency commercial mortgage-backed securities	11,841					11,835
Other commercial mortgage-backed securities	16,135					16,190
Other asset-backed securities	105,166					105,310
	$2,429,092					$2,468,350
Excluding obligations of the U.S. Government, U.S. Government-sponsored enterprises and a U.S. Government obligations money market fund, no investment in any entity or its affiliates exceeded 10% of Shareholders’ equity at September 30, 2017.
Cash and securities with a carrying value of $46.6 million at September 30, 2017 were on deposit with various state insurance departments to meet regulatory requirements. ProAssurance also held securities with a carrying value of $189.5 million at September 30, 2017 that are pledged as collateral security for advances under the Revolving Credit Agreement (see Note 7 of the Notes to Condensed Consolidated Financial Statements for additional detail on the Revolving Credit Agreement).
As a member of Lloyd's and a capital provider to Syndicate 1729, ProAssurance is required to maintain capital at Lloyd's, referred to as FAL. ProAssurance investments at September 30, 2017 included fixed maturities with a fair value of $98.7 million and short-term investments with a fair value of approximately $0.5 million on deposit with Lloyd's in order to satisfy these FAL requirements.
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

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2017

Investment in Unconsolidated Subsidiaries
ProAssurance holds investments in unconsolidated subsidiaries, accounted for under the equity method. The investments include the following:

	Carrying Value
(In thousands)	September 30, 2017	December 31, 2016
Investment in LPs/LLCs:
Qualified affordable housing tax credit partnerships	$91,598	$102,313
Other tax credit partnerships	8,355	11,459
All other LPs/LLCs	231,944	227,134
	$331,897	$340,906
Qualified affordable housing tax credit partnership interests held by ProAssurance generate investment returns by providing tax benefits to fund investors in the form of tax credits and project operating losses. The carrying value of these investments reflects ProAssurance's total commitments (both funded and unfunded) to the partnerships, less any amortization. ProAssurance's ownership percentage relative to two of the tax credit partnership interests is almost 100%; these interests had a carrying value of $34.5 million at September 30, 2017 and $40.2 million at December 31, 2016. ProAssurance's ownership percentage relative to the remaining tax credit partnership interests is less than 20%; these interests had a carrying value of $57.1 million at September 30, 2017 and $62.1 million at December 31, 2016. ProAssurance does not have the ability to exert control over the partnerships; all are accounted for using the equity method.
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
As discussed in additional detail in Note 2 of the Notes to Condensed Consolidated Financial Statements, ProAssurance holds interests in certain LPs/LLCs that are investment funds which measure fund assets at fair value on a recurring basis and the fund managers provide a NAV for the interest. The carrying value of these interests is based on the NAV provided, and is considered to approximate the fair value of the interests; such interests totaled $202.5 million at September 30, 2017 and $204.7 million at December 31, 2016. ProAssurance also holds interests in other LPs/LLCs which are not considered to be investment funds; such interests totaled $29.4 million at September 30, 2017 and $22.4 million at December 31, 2016. ProAssurance's ownership percentage relative to three of the LPs/LLCs is greater than 25%, which is expected to be reduced as the funds mature and other investors participate in the funds; these investments had a carrying value of $25.4 million at September 30, 2017 and $18.5 million at December 31, 2016. ProAssurance's ownership percentage relative to the remaining LPs/LLCs is less than 25%; these interests had a carrying value of $206.5 million at September 30, 2017 and $208.6 million at December 31, 2016. ProAssurance does not have the ability to exert control over any of these funds.
Other Investments
Other investments at September 30, 2017 and December 31, 2016 were comprised as follows:

(In thousands)	September 30, 2017	December 31, 2016
Investments in LPs/LLCs, at cost	$48,505	$46,852
Convertible securities, at fair value	31,789	31,501
Investment funds, at fair value	20,000	—
Other, principally FHLB capital stock, at cost	3,470	3,539
	$103,764	$81,892
Investments in convertible securities are carried at fair value as permitted by the accounting guidance for hybrid financial instruments, with changes in fair value recognized in income as a component of Net realized investment gains (losses) during the period of change.
Investment funds measure fund assets at fair value on a recurring basis and the fund managers provide a NAV for the interest. The carrying value of these interests is based on the NAV provided, and is considered to approximate the fair value of

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2017

the interests, with changes in fair value recognized in income as a component of Net realized investment gains (losses) during the period of change.
FHLB capital stock is not marketable, but may be liquidated by terminating membership in the FHLB. The liquidation process can take up to five years.
Investments Held in a Loss Position
The following tables provide summarized information with respect to investments held in an unrealized loss position at September 30, 2017 and December 31, 2016, including the length of time the investment had been held in a continuous unrealized loss position.

	September 30, 2017
	Total		Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Loss	Value	Loss	Value	Loss
Fixed maturities, available for sale
U.S. Treasury obligations	$93,684	$776	$77,679	$410	$16,005	$366
U.S. Government-sponsored enterprise obligations	9,958	103	4,048	20	5,910	83
State and municipal bonds	104,279	1,700	69,891	406	34,388	1,294
Corporate debt	354,309	4,523	238,877	1,286	115,432	3,237
Residential mortgage-backed securities	65,541	820	52,366	499	13,175	321
Agency commercial mortgage-backed securities	4,515	69	4,138	41	377	28
Other commercial mortgage-backed securities	8,753	71	5,217	38	3,536	33
Other asset-backed securities	47,229	159	39,552	110	7,677	49
	$688,268	$8,221	$491,768	$2,810	$196,500	$5,411

	December 31, 2016
	Total		Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Loss	Value	Loss	Value	Loss
Fixed maturities, available for sale
U.S. Treasury obligations	$79,833	$911	$79,833	$911	$—	$—
U.S. Government-sponsored enterprise obligations	11,746	191	11,746	191	—	—
State and municipal bonds	224,884	6,952	219,276	6,444	5,608	508
Corporate debt	469,632	8,480	424,721	5,662	44,911	2,818
Residential mortgage-backed securities	103,680	2,046	100,542	1,982	3,138	64
Agency commercial mortgage-backed securities	4,579	143	4,192	114	387	29
Other commercial mortgage-backed securities	9,822	137	9,179	134	643	3
Other asset-backed securities	44,343	267	39,079	256	5,264	11
	$948,519	$19,127	$888,568	$15,694	$59,951	$3,433
As of September 30, 2017, excluding U.S. Government or U.S. Government-sponsored enterprise obligations, there were 501 debt securities (20.4% of all available-for-sale fixed maturity securities held) in an unrealized loss position representing 335 issuers. The greatest and second greatest unrealized loss positions among those securities were approximately $0.6 million and $0.4 million, respectively. The securities were evaluated for OTTI as of September 30, 2017.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2017

As of December 31, 2016, excluding U.S. Government or U.S. Government-sponsored enterprise obligations, there were 703 debt securities (27.2% of all available-for-sale fixed maturity securities held) in an unrealized loss position representing 456 issuers. The greatest and second greatest unrealized loss positions among those securities were each approximately $0.5 million. The securities were evaluated for OTTI as of December 31, 2016.
Each quarter, ProAssurance performs a detailed analysis for the purpose of assessing whether any of the securities it holds in an unrealized loss position have suffered an OTTI. A detailed discussion of the factors considered in the assessment is included in Note 1 of the Notes to Consolidated Financial Statements included in ProAssurance's December 31, 2016 Form 10-K.
Fixed maturity securities held in an unrealized loss position at September 30, 2017, excluding asset-backed securities, have paid all scheduled contractual payments and are expected to continue doing so. Expected future cash flows of asset-backed securities, excluding those issued by GNMA, FNMA and FHLMC, held in an unrealized loss position were estimated as part of the September 30, 2017 OTTI evaluation using the most recently available six-month historical performance data for the collateral (loans) underlying the security or, if historical data was not available, sector based assumptions, and equaled or exceeded the current amortized cost basis of the security.
Net Investment Income
Net investment income by investment category was as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2017	2016	2017	2016
Fixed maturities	$18,924	$21,024	$57,885	$64,808
Equities	4,495	3,779	12,437	10,983
Short-term and Other investments	1,147	1,466	2,926	2,550
BOLI	620	639	1,517	1,537
Investment fees and expenses	(1,457)	(1,647)	(5,173)	(4,594)
Net investment income	$23,729	$25,261	$69,592	$75,284
Equity in Earnings (Loss) of Unconsolidated Subsidiaries
Equity in earnings (loss) of unconsolidated subsidiaries included losses from qualified affordable housing project tax credit investments and historic tax credit investments. The losses recorded reflect ProAssurance's allocable portion of partnership operating losses. Losses from qualified affordable housing project tax credit investments were $3.4 million and $10.7 million for the three and nine months ended September 30, 2017, respectively, and $6.7 million and $14.9 million for the same respective periods of 2016. Tax credits recognized related to these investments totaled $4.6 million and $13.8 million for the three and nine months ended September 30, 2017, respectively, and $4.6 million and $13.9 million for the same respective periods of 2016. Losses from historic tax credit investments were $0.6 million and $3.4 million for the three and nine months ended September 30, 2017, respectively, and $1.6 million and $2.0 million for the same respective periods of 2016. Tax credits recognized related to these investments totaled $1.4 million and $4.0 million for the three and nine months ended September 30, 2017, respectively, and $2.7 million and $6.9 million for the same respective periods of 2016. Tax credits recognized reduced income tax expense in the respective periods.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2017

Net Realized Investment Gains (Losses)
Realized investment gains and losses are recognized on the first-in, first-out basis. The following table provides detailed information regarding Net realized investment gains (losses):

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2017	2016	2017	2016
Total OTTI losses:
State and municipal bonds	$—	$(100)	$—	$(100)
Corporate debt	—	—	(419)	(7,604)
Other investments	—	—	—	(3,130)
Portion of OTTI losses recognized in other comprehensive income before taxes:
Corporate debt	—	—	248	1,068
Net impairment losses recognized in earnings	—	(100)	(171)	(9,766)
Gross realized gains, available-for-sale securities	1,724	3,898	4,323	8,969
Gross realized (losses), available-for-sale securities	(262)	(370)	(1,730)	(5,628)
Net realized gains (losses), Short-term investments	(1)	—	(1)	18
Net realized gains (losses), trading securities	3,603	1,276	10,958	5,244
Net realized gains (losses), Other investments	478	335	2,197	833
Change in unrealized holding gains (losses), trading securities	2,182	9,816	2,606	17,663
Change in unrealized holding gains (losses), Other investments, carried at fair value	23	880	621	976
Other	2	2	7	5
Net realized investment gains (losses)	$7,749	$15,737	$18,810	$18,314
ProAssurance did not recognize OTTI during the third quarter of 2017. During the 2017 nine-month period, ProAssurance recognized OTTI in earnings of $0.2 million and $0.2 million in non-credit OTTI in OCI, both of which related to corporate bonds.
ProAssurance recognized OTTI in earnings of $0.1 million and $9.8 million during the 2016 three- and nine-month periods, respectively. ProAssurance recognized OTTI in earnings during the 2016 nine-month period of $6.5 million related to corporate bonds, including credit-related OTTI of $5.5 million related to debt instruments from ten issuers in the energy sector. The fair value of the bonds and the credit quality of the issuers had declined and ProAssurance recognized credit-related OTTI to reduce the amortized cost basis of the bonds to the present value of future cash flows expected to be received from the bonds. ProAssurance also recognized non-credit OTTI in OCI during the 2016 nine-month period of $0.9 million related to certain of these same bonds, as the fair value of the bonds was less than the present value of the expected future cash flows from the securities.
ProAssurance also recognized a $3.1 million OTTI in earnings during the 2016 nine-month period related to an investment fund that is accounted for using the cost method (classified as Other investments). The fund is focused on the energy sector and securities held by the fund declined in value during the first quarter of 2016. An OTTI was recognized to reduce ProAssurance's carrying value of the investment to the NAV reported by the fund.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2017

The following table presents a roll forward of cumulative credit losses recorded in earnings related to impaired debt securities for which a portion of the OTTI was recorded in OCI.

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2017	2016	2017	2016
Balance beginning of period	$1,313	$3,319	$1,158	$5,751
Additional credit losses recognized during the period, related to securities for which:
No OTTI has been previously recognized	—	—	171	2,398
OTTI has been previously recognized	—	—	—	2,154
Reductions due to:
Securities sold during the period (realized)	—	(1,799)	(16)	(8,783)
Balance September 30	$1,313	$1,520	$1,313	$1,520
Other information regarding sales and purchases of available-for-sale securities is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(In millions)	2017	2016	2017	2016
Proceeds from sales (exclusive of maturities and paydowns)	$74.1	$114.9	$309.6	$306.8
Purchases	$90.6	$167.2	$449.7	$540.4
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
ProAssurance had a liability for Federal and U.K. income taxes of $3.3 million at September 30, 2017 and $5.1 million at December 31, 2016, both carried as a part of Other liabilities. The liability for unrecognized tax benefits was $8.5 million at September 30, 2017 and $8.4 million at December 31, 2016.
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
September 30, 2017

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
Activity in the Reserve for losses and loss adjustment expenses is summarized as follows:

(In thousands)	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016	Year Ended December 31, 2016
Balance, beginning of year	$1,993,428	$2,005,326	$2,005,326
Less reinsurance recoverables on unpaid losses and loss adjustment expenses	273,475	249,350	249,350
Net balance, beginning of year	1,719,953	1,755,976	1,755,976
Net losses:
Current year	454,121	430,422	587,007
Favorable development of reserves established in prior years, net	(90,063)	(94,486)	(143,778)
Total	364,058	335,936	443,229
Paid related to:
Current year	(63,667)	(55,349)	(96,190)
Prior years	(293,522)	(293,321)	(383,062)
Total paid	(357,189)	(348,670)	(479,252)
Net balance, end of period	1,726,822	1,743,242	1,719,953
Plus reinsurance recoverables on unpaid losses and loss adjustment expenses	313,876	254,777	273,475
Balance, end of period	$2,040,698	$1,998,019	$1,993,428
The favorable loss development of $90.1 million recognized in the nine months ended September 30, 2017 primarily reflected a lower than anticipated claims severity trend (i.e., the average size of a claim) for accident years 2010 through 2014. The favorable loss development of $94.5 million recognized in the nine months ended September 30, 2016 primarily reflected a lower than anticipated claims severity trend for accident years 2009 through 2013. The favorable loss development of $143.8 million recognized in the twelve months ended December 31, 2016 primarily reflected a lower than anticipated claims severity trend for accident years 2008 through 2014.
For additional information regarding ProAssurance's reserve, see Note 1 of the Notes to Consolidated Financial Statements included in ProAssurance's December 31, 2016 Form 10-K.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2017

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
As a member of Lloyd's ProAssurance is required to provide capital to support Syndicate 1729 through 2022 of up to $200 million, referred to as FAL. At September 30, 2017, ProAssurance is satisfying the FAL requirement with investment securities on deposit with Lloyd's with a carrying value of $99.2 million (see Note 3 of the Notes to Condensed Consolidated Financial Statements).
ProAssurance has issued an unconditional revolving credit agreement to the Premium Trust Fund of Syndicate 1729 for the purpose of providing working capital. Permitted borrowings are £20.0 million under an amended Syndicate Credit Agreement executed in April 2016. Under the amended Syndicate Credit Agreement advances bear interest at 3.8% annually, and may be repaid at any time but are repayable upon demand after December 31, 2019. As of September 30, 2017, the unused commitment under the Syndicate Credit Agreement approximated £11.0 million (approximately $14.7 million as of September 30, 2017).
In conjunction with a strategic business partnership ProAssurance entered into during the third quarter of 2016, ProAssurance issued a line of credit of up to $9.0 million for the purpose of funding the entity's operations. The line of credit is non-interest bearing and may be settled upon the entity's achievement of certain milestones which is expected to occur within the next six months. As of September 30, 2017, the unused commitment under the line of credit approximated $1.6 million.
7. Debt
ProAssurance’s outstanding debt consisted of the following:

(In thousands)	September 30, 2017	December 31, 2016
Senior notes due 2023, unsecured, interest at 5.3% annually	$250,000	$250,000
Revolving Credit Agreement, outstanding borrowings are fully secured, see Note 3, and carried at a weighted average interest rate of 1.73% and 1.35%, respectively. Outstanding borrowings are not permitted to exceed $250 million aggregately; Revolving Credit Agreement expires in 2020. The interest rate on the borrowings is set at the time the respective borrowing is initiated or renewed. The current borrowings can be repaid or renewed in the fourth quarter 2017. If renewed, the interest rate will be reset.	152,000	200,000
Total principal	402,000	450,000
Less debt issuance costs	1,540	1,798
Debt less debt issuance costs	$400,460	$448,202
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

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2017

8. Shareholders’ Equity
At September 30, 2017 and December 31, 2016, ProAssurance had 100 million shares of authorized common stock and 50 million shares of authorized preferred stock. The Board has the authority to determine provisions for the issuance of preferred shares, including the number of shares to be issued, the designations, powers, preferences and rights, and the qualifications, limitations or restrictions of such shares. To date, the Board has not approved the issuance of preferred stock.
ProAssurance declared cash dividends of $0.31 per share during each of the first three quarters of 2017, totaling $49.6 million. ProAssurance declared cash dividends of $0.31 per share during each of the first three quarters of 2016, totaling $49.4 million.
At September 30, 2017, Board authorizations for the repurchase of common shares or the retirement of outstanding debt of $109.6 million remained available for use. ProAssurance did not repurchase any common shares during the nine months ended September 30, 2017 and repurchased approximately 44,500 shares at a cost of $2.1 million during the nine months ended September 30, 2016.
Share-based compensation expense and related tax benefits were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2017	2016	2017	2016
Share-based compensation expense	$1,018	$1,645	$7,110	$7,458
Related tax benefits	$356	$576	$2,489	$2,610
ProAssurance awarded approximately 84,600 restricted share units and 48,000 base performance share units to employees in February 2017. The fair value of each unit awarded was estimated at $58.35, equal to the market value of a ProAssurance common share on the date of grant less the estimated present value of dividends during the vesting period. All awards are charged to expense as an increase to additional paid-in capital over the service period (generally the vesting period) associated with the award. Restricted share units and performance share units vest in their entirety at the end of a three-year period following the grant date based on a continuous service requirement and, for performance share units, achievement of a performance objective. Partial vesting is permitted for retirees. A ProAssurance common share is issued for each unit once vesting requirements are met, except that units sufficient to satisfy required tax withholdings are paid in cash. The number of common shares issued for performance share units varies from 50% to 200% of base awards depending upon the degree to which stated performance objectives are achieved. ProAssurance issued approximately 29,300 and 99,500 common shares to employees in February 2017 related to restricted share units and performance share units, respectively, granted in 2014. Performance share units for the 2014 award were issued at levels ranging from 117% to 125%.
ProAssurance issued approximately 9,000 common shares to employees in February 2017 as bonus compensation, as approved by the Compensation Committee of the Board. The shares issued were valued at fair value (the market price of a ProAssurance common share on the date of award).
Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)
For the three and nine months ended September 30, 2017 and 2016, OCI was primarily comprised of unrealized gains and losses, including non-credit impairment losses, arising during the period related to available-for-sale securities, less reclassification adjustments, as shown in the table that follows, net of tax. For the nine months ended September 30, 2016, OCI included a gain of $0.6 million, net of tax, related to changes from the reestimation of two defined benefit plans assumed in the Eastern acquisition, one of which was terminated late in 2016. The remaining plan is frozen as to the earnings of additional benefits, but the unrecognized plan benefit liability is reestimated annually.
At September 30, 2017 and December 31, 2016, AOCI was primarily comprised of unrealized gains and losses from available-for-sale securities, including non-credit impairments recognized in OCI of $0.5 million and $0.3 million, respectively, net of tax. During 2016, as discussed above, one of the defined benefit plans assumed in the Eastern acquisition was terminated and the related unrecognized losses were reclassified from AOCI to earnings. At September 30, 2017 and December 31, 2016, unrecognized changes in the remaining defined benefit plan liability were nominal in amount. All tax effects were computed using a 35% rate, with the exception of unrealized gains and losses on available-for-sale securities held at our U.K. and Cayman Island entities which were immaterial in amount.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2017

Amounts reclassified from AOCI to Net income and the amounts of deferred tax expense (benefit) included in OCI were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2017	2016	2017	2016
Reclassifications from AOCI to Net income:
Realized investment gains (losses)	$1,462	$3,852	$2,425	$145
Non-credit impairment losses reclassified to earnings, due to sale of securities or reclassification as a credit loss	—	(423)	(3)	(3,441)
Total amounts reclassified, before tax effect	1,462	3,429	2,422	(3,296)
Tax effect (at 35%)	(512)	(1,200)	(848)	1,154
Net reclassification adjustments	$950	$2,229	$1,574	$(2,142)

Deferred tax expense (benefit) included in OCI	$(373)	$(2,687)	$4,091	$17,114
9. Variable Interest Entities
ProAssurance holds passive interests in a number of entities that are considered to be VIEs under GAAP guidance. ProAssurance's VIE interests principally consist of interests in LPs/LLCs formed for the purpose of achieving diversified equity and debt returns. ProAssurance's VIE interests carried as a part of Other investments totaled $27.4 million at September 30, 2017 and $26.9 million at December 31, 2016. ProAssurance's VIE interests carried as a part of Investment in unconsolidated subsidiaries totaled $269.6 million at September 30, 2017 and $282.3 million at December 31, 2016.
ProAssurance does not have power over the activities that most significantly impact the economic performance of these VIEs and thus is not the primary beneficiary. Therefore, ProAssurance has not consolidated these VIEs. ProAssurance’s involvement with each entity is limited to its direct ownership interest in the entity. Except as disclosed in Note 6 of the Notes to Condensed Consolidated Financial Statements, ProAssurance has no arrangements with any of the entities to provide other financial support to or on behalf of the entity. At September 30, 2017, ProAssurance’s maximum loss exposure relative to these investments was limited to the carrying value of ProAssurance’s investment in the VIE.
10. Earnings Per Share
Diluted weighted average shares is calculated as basic weighted average shares plus the effect, calculated using the treasury stock method, of assuming that restricted share units, performance share units and purchase match units have vested. The following table provides the weighted average number of common shares outstanding used in the calculation of the Company's basic and diluted earnings per share:

(In thousands, except per share data)	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
Weighted average number of common shares outstanding, basic	53,413	53,222	53,377	53,199
Dilutive effect of securities:
Restricted Share Units	87	75	81	71
Performance Share Units	88	132	105	124
Purchase Match Units	26	27	23	25
Weighted average number of common shares outstanding, diluted	53,614	53,456	53,586	53,419
Effect of dilutive shares on earnings per share	$—	$(0.01)	$—	$(0.01)
All dilutive common share equivalents are reflected in the earnings per share calculation while antidilutive common share equivalents are not reflected in the earnings per share calculation. The diluted weighted average number of common shares outstanding for the three and nine months ended September 30, 2017 excludes approximately 28,000 and 9,000 common share equivalents, respectively, issuable under the Company's stock compensation plans, as their effect would be antidilutive. There were no common share equivalents that were antidilutive for the three and nine months ended September 30, 2016.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2017

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
Lloyd's Syndicate includes operating results from ProAssurance's 58% participation in Lloyd's of London Syndicate 1729. Syndicate 1729 underwrites risks over a wide range of property and casualty insurance and reinsurance lines in both the U.S. and international markets. The results of this segment are reported on a quarter delay, except when information is available that is material to the current period. Furthermore, investment results associated with investment assets solely allocated to Syndicate 1729 operations and certain U.S. paid administrative expenses are reported concurrently as that information is available on an earlier time frame.
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

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2017

Financial results by segment were as follows:

	Three Months Ended September 30, 2017
(In thousands)	Specialty P&C	Workers' Compensation	Lloyd's Syndicate	Corporate	Inter-segment Eliminations	Consolidated
Net premiums earned	$118,331	$57,654	$16,318	$—	$—	$192,303
Net investment income	—	—	412	23,317	—	23,729
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	4,164	—	4,164
Net realized gains (losses)	—	—	31	7,718	—	7,749
Other income (expense)	1,276	164	(1,881)	1,023	(72)	510
Net losses and loss adjustment expenses	(73,831)	(35,081)	(20,444)	—	—	(129,356)
Underwriting, policy acquisition and operating expenses	(27,037)	(18,434)	(6,723)	(4,989)	72	(57,111)
Segregated portfolio cells dividend (expense) income (1)	65	(1,722)	—	(1,234)	—	(2,891)
Interest expense	—	—	—	(4,124)	—	(4,124)
Income tax benefit (expense)	—	—	(61)	(5,963)	—	(6,024)
Segment operating results	$18,804	$2,581	$(12,348)	$19,912	$—	$28,949
Significant non-cash items:
Depreciation and amortization, net of accretion	$1,933	$848	$(6)	$4,300	$—	$7,075

	Nine Months Ended September 30, 2017
(In thousands)	Specialty P&C	Workers' Compensation	Lloyd's Syndicate	Corporate	Inter-segment Eliminations	Consolidated
Net premiums earned	$340,394	$169,791	$45,374	$—	$—	$555,559
Net investment income	—	—	1,194	68,398	—	69,592
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	8,489	—	8,489
Net realized gains (losses)	—	—	105	18,705	—	18,810
Other income (expense)	3,943	519	(1,641)	1,974	(214)	4,581
Net losses and loss adjustment expenses	(220,123)	(103,217)	(40,718)	—	—	(364,058)
Underwriting, policy acquisition and operating expenses	(79,252)	(52,220)	(19,786)	(21,062)	214	(172,106)
Segregated portfolio cells dividend (expense) income (1)(2)	(5,026)	(5,593)	—	(3,457)	—	(14,076)
Interest expense	—	—	—	(12,402)	—	(12,402)
Income tax benefit (expense)(2)	—	—	495	(4,962)	—	(4,467)
Segment operating results	$39,936	$9,280	$(14,977)	$55,683	$—	$89,922
Significant non-cash items:
Depreciation and amortization, net of accretion	$5,350	$2,516	$(14)	$13,172	$—	$21,024

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2017

	Three Months Ended September 30, 2016
(In thousands)	Specialty P&C	Workers' Compensation	Lloyd's Syndicate	Corporate	Inter-segment Eliminations	Consolidated
Net premiums earned	$116,199	$54,498	$14,578	$—	$—	$185,275
Net investment income	—	—	351	24,910	—	25,261
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	(3,349)	—	(3,349)
Net realized gains (losses)	—	—	50	15,687	—	15,737
Other income (expense)	1,012	86	734	15	(419)	1,428
Net losses and loss adjustment expenses	(72,311)	(34,472)	(11,299)	—	—	(118,082)
Underwriting, policy acquisition and operating expenses	(26,563)	(18,331)	(6,251)	(5,086)	419	(55,812)
Segregated portfolio cells dividend (expense) income (1)	(94)	(1,449)	—	(1,653)	—	(3,196)
Interest expense	—	—	—	(3,748)	—	(3,748)
Income tax benefit (expense)	—	—	(1,352)	(8,328)	—	(9,680)
Segment operating results	$18,243	$332	$(3,189)	$18,448	$—	$33,834
Significant non-cash items:
Depreciation and amortization, net of accretion	$1,979	$1,396	$23	$5,140	$—	$8,538

	Nine Months Ended September 30, 2016
(In thousands)	Specialty P&C	Workers' Compensation	Lloyd's Syndicate	Corporate	Inter-segment Eliminations	Consolidated
Net premiums earned	$335,080	$163,974	$40,533	$—	$—	$539,587
Net investment income	—	—	1,004	74,280	—	75,284
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	(6,607)	—	(6,607)
Net realized gains (losses)	—	—	59	18,255	—	18,314
Other income (expense)	4,021	696	1,174	758	(686)	5,963
Net losses and loss adjustment expenses	(205,787)	(104,160)	(25,989)	—	—	(335,936)
Underwriting, policy acquisition and operating expenses	(77,519)	(52,494)	(16,660)	(20,748)	686	(166,735)
Segregated portfolio cells dividend (expense) income (1)	(94)	(3,440)	—	(2,361)	—	(5,895)
Interest expense	—	—	—	(11,285)	—	(11,285)
Income tax benefit (expense)	—	—	(2,248)	(14,209)	—	(16,457)
Segment operating results	$55,701	$4,576	$(2,127)	$38,083	$—	$96,233
Significant non-cash items:
Depreciation and amortization, net of accretion	$5,475	$4,193	$132	$15,709	$—	$25,509
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

(2) During the second quarter of 2017, ProAssurance recognized a $5.2 million pre-tax expense related to previously unrecognized SPC dividend expense for the cumulative earnings of unrelated parties that have owned segregated portfolio cells at various periods since 2003 in a Bermuda captive insurance operation managed by the Company's HCPL line of business within the Specialty P&C segment. The expense recorded in the second quarter of 2017 related to periods prior to the current period and is unrelated to the captive operations of the Company's Eastern Re subsidiary. The $1.8 million tax impact of the expense recognized in the second quarter of 2017 is included in the Corporate segment's income tax benefit (expense) for the 2017 nine-month period.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2017

The following table provides detailed information regarding ProAssurance's gross premiums earned by product as well as a reconciliation to net premiums earned. All gross premiums earned are from external customers except as noted. ProAssurance's insured risks are primarily within the U.S.

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2017	2016	2017	2016
Specialty P&C Segment
Gross premiums earned:
Healthcare professional liability	$125,377	$119,833	$358,209	$345,520
Legal professional liability	6,483	6,492	19,217	19,599
Medical technology liability	8,459	8,756	25,160	25,549
Other	108	140	311	562
Ceded premiums earned	(22,096)	(19,022)	(62,503)	(56,150)
Segment net premiums earned	118,331	116,199	340,394	335,080

Workers' Compensation Segment
Gross premiums earned:
Traditional business	43,492	42,582	127,761	127,426
Alternative market business	20,200	18,502	59,855	55,601
Ceded premiums earned	(6,038)	(6,586)	(17,825)	(19,053)
Segment net premiums earned	57,654	54,498	169,791	163,974

Lloyd's Syndicate Segment
Gross premiums earned:
Property and casualty*	18,790	16,387	52,935	43,619
Ceded premiums earned	(2,472)	(1,809)	(7,561)	(3,086)
Segment net premiums earned	16,318	14,578	45,374	40,533

Consolidated Net premiums earned	$192,303	$185,275	$555,559	$539,587
*Includes premium assumed from the Specialty P&C segment of $2.9 million and $9.5 million for the three and nine months ended September 30, 2017, respectively, and $3.4 million and $10.4 million for the same respective periods of 2016.
12. Subsequent Events
In October 2017, ProAssurance repaid $18 million of the balance outstanding on the Revolving Credit Agreement (see Note 7 of the Notes to Condensed Consolidated Financial Statements for further discussion of the terms of the Revolving Credit Agreement).

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
ProAssurance Overview
We report our results in four segments based on the operational focus of the segment. Our Specialty P&C segment includes our professional liability business and our medical technology liability business. Our Workers' Compensation segment includes workers' compensation insurance for employers, groups and associations. Our Lloyd's Syndicate segment reflects operating results from our 58% participation in Syndicate 1729, which underwrites risks over a wide range of property and casualty insurance and reinsurance lines in both the U.S. and international markets. Information regarding Lloyd's operations derived from U.K. based entities is normally reported on a quarter delay, except when information is available that is material to the current period. Investment results associated with our FAL investments are reported concurrently as those results are available on an earlier time frame. Our Corporate segment includes our investment operations, which are managed at the corporate level (except results associated with investment assets solely allocated to Syndicate 1729 operations), non-premium revenues generated outside of our insurance entities, corporate expenses, interest and U.S. income taxes. Additional information regarding our segments is included in Note 11 of the Notes to Condensed Consolidated Financial Statements and in Part I of our 2016 Form 10-K.
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
As of September 30, 2017, our reserve is comprised almost entirely of long-tail exposures. The estimation of long-tailed losses is inherently difficult and is subject to significant judgment on the part of management. Due to the nature of our claims, our loss costs, even for claims with similar characteristics, can vary significantly depending upon many factors, including but not limited to the specific characteristics of the claim and the manner in which the claim is resolved. Long-tailed insurance is characterized by the extended period of time typically required to assess the viability of a claim, potential damages, if any, and to then reach a resolution of the claim. The claims resolution process may extend to more than five years. The combination of continually changing conditions and the extended time required for claim resolution results in a loss cost estimation process that requires actuarial skill and the application of significant judgment, and such estimates require periodic modification.
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
For significant property catastrophe exposures, Syndicate 1729 accumulates a listing of potentially affected policies through employing the use of third-party catastrophe models. Each identified policy is given an estimate of loss severity based upon a combination of factors including the probable maximum loss of each policy, market share analytics, underwriting judgment, client/broker estimates and historical loss trends for similar events. These models are inherently uncertain, reliant upon key assumptions and management judgment and are not always a representation of actual events and ensuing potential loss exposure. Determination of actual losses may take an extended period of time until claims are reported and resolved, including coverage litigation.
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
Although we remain uncertain regarding the ultimate severity trend to project into the future due to the long-tailed nature of our business, we have given consideration to observed loss costs in setting our rates. For our HCPL business this practice has resulted in rate reductions in recent years. For example, on average, excluding our podiatry business acquired in 2009, we have gradually reduced the premium rates we charge on our standard physician renewal business (our largest HCPL line) by approximately 16% from the beginning of 2006 to September 30, 2017. Loss ratios for the current accident years have thus remained fairly constant because expected loss reductions have been reflected in our rates.
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
Loss Development
We recognized net favorable reserve development of $32.3 million during the three months ended September 30, 2017, of which favorable development of $30.1 million related to our Specialty P&C segment and $2.3 million related to our Workers' Compensation segment, slightly offset by unfavorable development of $0.1 million related to our Lloyd's Syndicate segment. We recognized net favorable reserve development of $90.1 million during the nine months ended September 30, 2017, of which $81.9 million related to our Specialty P&C segment, $7.6 million related to our Workers' Compensation segment and $0.6 million related to our Lloyd's Syndicate segment.
Net favorable development recognized within the Specialty P&C segment was primarily attributable to the favorable resolution of HCPL claims during the period and an evaluation of established case reserves and paid claims data that indicated that the actual severity trend associated with the remaining HCPL claims is less than we had previously estimated.
Net favorable development recognized within the Workers' Compensation segment included amortization of the purchase accounting fair value adjustment within the traditional business of $0.4 million and $1.2 million for the three and nine months ended September 30, 2017, respectively; the remaining net favorable development of $1.9 million and $6.4 million for the three and nine months ended September 30, 2017, respectively, was attributable to our SPCs which are evaluated at the cell level. Because a relatively small number of claims are open per cell, the closing of claims can affect the actuarial projections for the remaining open claims in the cell to an extent that indicates development should be recognized for the cell.
Net favorable development recognized within our Lloyd's Syndicate segment for the nine months ended September 30, 2017 was attributable to actual loss experience proving to have been better than the Lloyd's market historical averages for similar risks which were used to establish initial reserves and more than offset the net unfavorable development recognized during the third quarter of 2017. See further discussion in our Segment Operating Results - Lloyd's Syndicate section that follows.

Investment Valuations
We record the majority of our investments at fair value as shown in the table below. At September 30, 2017 the distribution of our investments based on GAAP fair value hierarchies (levels) was as follows:

	Distribution by GAAP Fair Value Hierarchy
	Level 1	Level 2	Level 3	Not Categorized	Total Investments
Investments recorded at:
Fair value	19%	68%	1%	5%	93%
Other valuations					7%
Total Investments					100%
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
The pricing services provide a single value per instrument quoted. We review the values provided for reasonableness each quarter by comparing market yields generated by the supplied value versus market yields observed in the marketplace. We also compare yields indicated by the provided values to appropriate benchmark yields and review for values that are unchanged or that reflect an unanticipated variation as compared to prior period values. We utilize a primary pricing service for each security type and compare provided information for consistency with alternate pricing services, known market data and information from our own trades, considering both values and valuation trends. We also review weekly trades versus the prices supplied by the services. If a supplied value appears unreasonable, we discuss the valuation in question with the pricing service and make adjustments if deemed necessary. Historically our review has not resulted in any material changes to the values supplied by the pricing services. The pricing services do not provide a fair value unless an exchange-traded price or multiple observable inputs are available. As a result, the pricing services may provide a fair value for a security in some periods but not others, depending upon the level of recent market activity for the security or comparable securities.
Level 1 Investments
Fair values for a majority of our equity securities and portions of our corporate debt, short-term and convertible securities are determined using exchange-traded prices. There is little judgment involved when fair value is determined using an exchange-traded price. In accordance with GAAP, for disclosure purposes we classify securities valued using an exchange-traded price as Level 1 securities.
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

Level 3 Investments
When a pricing service does not provide a value for one of our fixed maturity securities, management estimates fair value using either a single non-binding broker quote or pricing models that utilize market based assumptions which have limited observable inputs. The process involves significant judgment in selecting the appropriate data and modeling techniques to use in the valuation process. For disclosure purposes, we classify securities valued using limited observable inputs as Level 3 securities.
Fair Values Not Categorized
We hold interests in certain investment funds, primarily LPs/LLCs, which measure fund assets at fair value on a recurring basis and provide us with a NAV for our interest. As a practical expedient, we consider the NAV provided to approximate the fair value of the interest. In accordance with GAAP, we do not categorize these investments within the fair value hierarchy.
Investments - Other Valuation Methodologies
Certain of our investments, in accordance with GAAP for the type of investment, are measured using methodologies other than fair value. At September 30, 2017, these investments represented approximately 7% of total investments, and are detailed in the following table. Additional information about these investments is provided in Notes 2 and 3 of the Notes to Condensed Consolidated Financial Statements.

(In millions)	Carrying Value	GAAP Measurement Method
Other investments:
Investments in LPs	$48.5	Cost
Other, principally FHLB capital stock	3.5	Principally Cost
	52.0
Investment in unconsolidated subsidiaries:
Investments in tax credit partnerships	100.0	Equity
Equity method LPs/LLCs	29.4	Equity
	129.4
BOLI	61.7	Cash surrender value
Total investments - Other valuation methodologies	$243.1
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
Investments in tax credit partnerships are evaluated for OTTI by considering both qualitative and quantitative factors which include: whether the current expected cash flows from the investment, primarily tax benefits, are less than those expected at the time the investment was acquired and our ability and intent to hold the investment until the recovery of its carrying value.
Investments in LPs/LLCs, which are not accounted for under the equity method, are evaluated for impairment by comparing our carrying value to the NAV of our interest as reported by the LP/LLC. Additionally, management considers the performance of the LP/LLC relative to the market and its stated objectives, cash flows expected from the interest and the audited financial statements of the LP/LLC, if available.
We recognize OTTI, exclusive of non-credit OTTI, in earnings as a part of net realized investment gains (losses). In subsequent periods, any measurement of gain, loss or impairment is based on the revised amortized basis of the security. Non-credit OTTI on debt securities and declines in fair value of available-for-sale securities not considered to be other-than-temporary are recognized in OCI.
Asset-backed debt securities that have been impaired due to credit or are below investment grade quality are accounted for under the effective yield method. Under the effective yield method, estimates of cash flows expected over the life of asset-backed securities are then used to recognize income on the investment balance for subsequent accounting periods.
Deferred Policy Acquisition Costs
Policy acquisition costs (primarily commissions, premium taxes and underwriting salaries) which are directly related to the successful acquisition of new and renewal premiums are capitalized as DPAC and charged to expense, net of ceding commissions earned, as the related premium revenue is recognized. We evaluate the recoverability of our DPAC at the segment level each reporting period, and any amounts estimated to be unrecoverable are charged to expense in the current period. As of September 30, 2017 we have not determined that any amounts are unrecoverable.
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
Due to losses recognized in our Lloyd's Syndicate segment during the third quarter of 2017 primarily due to Hurricanes Harvey, Irma and Maria, management evaluated the realizability of the deferred tax assets for the U.K. jurisdiction recorded at the segment and concluded that it was more likely than not that the deferred tax assets would not be realized. Therefore, management established a valuation allowance against the full value of the deferred tax assets related to our U.K. operations.
Unrecognized Tax Benefits
We evaluate tax positions taken on tax returns and recognize positions in our financial statements when it is more likely than not that we will sustain the position upon resolution with a taxing authority. If recognized, the benefit is measured as the largest amount of benefit that has a greater than 50% probability of being realized. We review uncertain tax positions each period, considering changes in facts and circumstances, such as changes in tax law, interactions with taxing authorities and developments in case law, and make adjustments as we consider necessary. Adjustments to our unrecognized tax benefits may affect our income tax expense, and settlement of uncertain tax positions may require the use of cash. Other than differences related to timing, no significant adjustments were considered necessary during the nine months ended September 30, 2017 or 2016. At September 30, 2017, our liability for unrecognized tax benefits approximated $8.5 million.
Goodwill
We review goodwill for impairment annually on October 1 and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. Goodwill is tested for impairment at the reporting unit level. Our reporting units are consistent with the reportable segments identified in Note 11 of the Notes to Condensed Consolidated Financial Statements. Of the four reporting units, two have goodwill - Specialty P&C and Workers' Compensation. As of October 1, 2016, we performed a qualitative goodwill impairment assessment for our Specialty P&C segment and a quantitative goodwill impairment assessment for our Workers' Compensation segment. At the valuation date, management concluded that the fair values of both the Specialty P&C and Workers' Compensation reporting units exceeded their respective carrying values, and no goodwill impairment was recorded. There have been no events or changes in circumstances since that evaluation date that would indicate the carrying amount of goodwill is not recoverable. Additional information regarding our goodwill assessment at the reporting unit level is included in Note 1 of the Notes to Consolidated Financial Statements included in ProAssurance's December 31, 2016 Form 10-K.
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
Accounting Changes
We are not aware of any accounting changes not yet adopted as of September 30, 2017 that would have a material effect on our results of operations or financial position. Note 1 of the Notes to Condensed Consolidated Financial Statements provides additional detail regarding accounting changes.

Liquidity and Capital Resources and Financial Condition
Overview
ProAssurance Corporation is a holding company and is a legal entity separate and distinct from its subsidiaries. As a holding company our principal sources of revenue are investment revenues, and dividends from our operating subsidiaries represent a significant source of funds for our obligations, including debt service and shareholder dividends. At September 30, 2017, we held cash and liquid investments of approximately $264 million outside our insurance subsidiaries that were available for use without regulatory approval or other restriction. As of October 31, 2017, our holding company also has an additional $66 million in permitted borrowings under its Revolving Credit Agreement, which includes $18 million of the outstanding balance that was repaid in October 2017. Additionally, we have available an accordion feature which, if subscribed successfully, would allow another $50 million in available funds as discussed in this section under the heading "Debt."
To date, during 2017, our insurance subsidiaries have paid dividends to us of approximately $359 million, including $184 million that was paid in October 2017. Dividends paid in October have not been included in our cash and liquid investments held outside of our insurance subsidiaries at September 30, 2017. Of the total dividends paid, $200 million were extraordinary dividends. In the aggregate, our domestic insurance subsidiaries do not intend to pay dividends over the remainder of 2017. The payment of any dividend requires prior notice to the insurance regulator in the state of domicile, and the regulator may reduce or prevent the dividend if, in its judgment, payment of the dividend would have an adverse effect on the surplus of the insurance subsidiary. We make the decision to pay dividends from an insurance subsidiary based on the capital needs of that subsidiary, and may pay less than the permitted dividend or may also request permission to pay an additional amount (an extraordinary dividend).
Cash Flows
Cash flows between periods compare as follows:

	Nine Months Ended September 30
(In thousands)	2017 vs 2016	2016 vs 2015
Increase (decrease) in net cash provided (used) by:
Operating activities	$(30,961)	$23,469
Investing activities	396,030	(314,046)
Financing activities	(251,214)	174,078
Increase (decrease) in Cash and cash equivalents	$113,855	$(116,499)
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
The decrease in operating cash flows for the nine months ended September 30, 2017 as compared to nine months ended September 30, 2016 was primarily driven by an increase in tax payments of $27.1 million and a decrease in cash received from investment income of $7.7 million. The increase in tax payments was due to the effect of a $15.0 million tax refund received in 2016 for the 2015 tax year and a $12.1 million increase in 2017 estimated tax payments. These decreases in operating cash flows were partially offset by an increase in premium receipts of $5.1 million driven by our Workers' Compensation segment.
The increase in operating cash flows for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 was primarily due to a decrease in net tax payments driven by a $25.5 million reduction in estimated tax payments and the receipt of the aforementioned $15.0 million tax refund received in 2016. These increases in operating cash flows were partially offset by a $12.0 million decrease in cash received from investment income.
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
We generally reinsure risks under treaties (our excess of loss reinsurance arrangements) pursuant to which the reinsurers agree to assume all or a portion of all risks that we insure above our individual risk retention levels, up to the maximum individual limits offered. These arrangements are negotiated and renewed annually. Renewal dates for our healthcare professional liability, medical technology liability and workers' compensation treaties are October 1, January 1 and May 1, respectively. There were no significant changes in the cost or structure of our professional liability treaty which renewed October 1, 2017. Our participation was reduced upon the latest renewal of our medical technology liability treaty on January 1, 2017 to better reflect our current risk appetite. Our workers' compensation treaty renewed May 1, 2017 at a slightly higher rate than the previous agreement. The significant coverages provided by our current excess of loss reinsurance arrangements are detailed in the following table.
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
During the three and nine months ended September 30, 2017, we wrote workers' compensation and healthcare professional liability policies in our alternative market business generating premium of approximately $16.4 million and $62.0 million, respectively. These policies are reinsured to the SPCs of our wholly owned subsidiary, Eastern Re, domiciled in the Cayman Islands, net of a ceding commission. The alternative market workers' compensation policies are ceded to the SPCs under 100% quota share reinsurance agreements and then further reinsured under an excess of loss reinsurance arrangement. The alternative market professional liability policies are ceded to the SPCs under either excess of loss or quota share reinsurance agreements, depending on the structure of the individual program, and the portion of the risk that is not ceded to an SPC may also be reinsured under our standard healthcare professional liability reinsurance program depending on the policy limits provided. The remaining premium written in our alternative market business of $1.1 million and $6.0 million for the three and nine months ended September 30, 2017, respectively, is 100% ceded to unaffiliated captive insurers.
Each SPC has preferred shareholders and the underwriting profit or loss of each cell accrues fully to these preferred shareholders. We participate as a preferred shareholder in certain SPCs. Our ownership interest in the SPCs for which we participate is as low as 25% and as high as 100%.
As discussed above, for the workers' compensation business ceded to Eastern Re each SPC has in place its own reinsurance arrangements, which are illustrated in the following table.
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
The Syndicate may still be exposed to losses that exceed the level of reinsurance purchased as well as to reinstatement premiums triggered by losses exceeding specific levels. Cash demands on the Syndicate can vary significantly depending on the nature and intensity of a loss event. For significant reinsured catastrophe losses, the inability or unwillingness of the reinsurer to make timely payments under the terms of the reinsurance agreement could have an adverse effect on the Syndicate's liquidity as the Syndicate remains liable to the insured.
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
Litigation
We are involved in various legal actions related to insurance policies and claims handling including, but not limited to, claims asserted against us by policyholders. These types of legal actions arise in the ordinary course of business and, in accordance with GAAP for insurance entities, are generally considered as a part of our loss reserving process, which is described in detail in our Critical Accounting Estimates section under the heading "Reserve for Losses and Loss Adjustment Expenses." We also have other direct actions against the Company unrelated to our claims activity which we evaluate and account for as a part of our other liabilities. For these corporate legal actions, we evaluate each case separately and establish what we believe is an appropriate reserve based on GAAP guidance related to contingent liabilities. As of September 30, 2017 there were no material reserves established for corporate legal actions.

Investing Activities and Related Cash Flows
Our investments at September 30, 2017 and December 31, 2016 are comprised as follows:

	September 30, 2017		December 31, 2016
($ in thousands)	Carrying Value	% of Total Investment	Carrying Value	% of Total Investment
Fixed Maturities, Available for Sale
U.S. Treasury obligations	$148,372	4%	$146,539	4%
U.S. Government-sponsored enterprise obligations	18,772	1%	30,235	1%
State and municipal bonds	693,398	19%	800,463	20%
Corporate debt	1,272,782	34%	1,278,991	33%
Residential mortgage-backed securities	201,691	5%	217,906	5%
Commercial mortgage-backed securities	28,025	1%	32,394	1%
Other asset-backed securities	105,310	3%	106,878	3%
Total fixed maturities securities, available for sale	2,468,350	67%	2,613,406	67%

Equity securities, trading	411,796	11%	387,274	10%
Short-term investments	294,379	8%	442,084	11%
BOLI	61,652	2%	60,134	1%
Investment in unconsolidated subsidiaries	331,897	9%	340,906	9%
Other investments	103,764	3%	81,892	2%
Total Investments	$3,671,838	100%	$3,925,696	100%

The distribution of our investments in fixed-maturity securities by rating were as follows:

($ in thousands)	September 30, 2017		December 31, 2016
Rating*	Carrying Value	% of Fixed Maturities	Carrying Value	% of Fixed Maturities
AAA	$630,286	26%	$676,815	26%
AA+	199,761	8%	213,892	8%
AA	188,781	8%	227,076	9%
AA-	225,674	9%	243,562	9%
A+	283,201	11%	271,534	10%
A	303,659	12%	282,530	11%
A-	196,333	8%	221,139	9%
BBB+	123,972	5%	132,705	5%
BBB	112,461	5%	115,867	4%
BBB-	47,709	2%	54,366	2%
Below investment grade	124,605	5%	146,071	6%
Not rated	31,908	1%	27,849	1%
Total	$2,468,350	100%	$2,613,406	100%
*Average of three NRSRO sources, presented as an S&P equivalent. Source: S&P, Copyright ©2017, S&P Global Market Intelligence
A detailed listing of our investment holdings as of September 30, 2017 is located under the Financial Information heading on the Investor Relations page of our website which can be reached directly at www.proassurance.com/investmentholdings, or through links from the Investor Relations section of our website, Investor.Proassurance.com.
We manage our investments to ensure that we will have sufficient liquidity to meet our obligations, taking into consideration the timing of cash flows from our investments, including interest payments, dividends and principal payments, as well as the expected cash flows to be generated by our operations. In addition to the interest and dividends we will receive, we anticipate that between $50 million and $90 million of our investments will mature (or be paid down) each quarter over the next twelve months and become available, if needed, to meet our cash flow requirements. The primary outflow of cash at our insurance subsidiaries is related to paid losses and operating costs, including income taxes. The payment of individual claims cannot be predicted with certainty; therefore, we rely upon the history of paid claims in estimating the timing of future claims payments. To the extent that we may have an unanticipated shortfall in cash we may either liquidate securities or borrow funds under existing borrowing arrangements through our credit facility and the FHLB system. As of October 31, 2017, $116 million could be made available for use through our credit facility, as discussed in this section under the heading "Debt." Given the duration of our investments, we do not foresee a shortfall that would require us to meet operating cash needs through additional borrowings. Additional information regarding the credit facility is detailed in Note 7 of the Notes to Condensed Consolidated Financial Statements.
As discussed in Note 3 of the Notes to Condensed Consolidated Financial Statements, our fixed maturity and short-term investments include securities deposited with Lloyd's in order to meet our FAL requirement. At September 30, 2017 securities on deposit with Lloyd's included fixed maturities having a fair value of $98.7 million and short-term investments with a fair value of $0.5 million.
Our investment portfolio continues to be primarily composed of high quality fixed income securities with approximately 94% of our fixed maturities being investment grade securities as determined by national rating agencies. The weighted average effective duration of our fixed maturity securities at September 30, 2017 was 3.41 years; the weighted average effective duration of our fixed maturity securities combined with our short-term securities was 3.04 years.
The carrying value and unfunded commitments for certain of our investments are the following:

	Carrying Value		September 30, 2017
($ in thousands, except expected funding period)	September 30, 2017	December 31, 2016	Unfunded Commitment	Expected funding period in years
Qualified affordable housing project tax credit partnerships (1)	$91,598	$102,313	$1,325	6
Historic tax credit partnerships (2)	8,355	11,459	3,642	2
Investment fund LPs/LLCs (2)	280,449	273,986	165,947	6
Total	$380,402	$387,758	$170,914
(1) The carrying value reflects our total commitments (both funded and unfunded) to the partnerships, less any amortization, since our initial investment. We fund these investments based on funding schedules maintained by the partnerships.

(2) The carrying value reflects our funded commitments less any amortization.
Investment fund LPs/LLCs are by nature less liquid and may involve more risk than other investments. We manage our risk through diversification of asset class and geographic location. At September 30, 2017, we had investments in 29 separate investment funds with a total carrying value, as shown in the table above, which represented 8% of our Total Investments. We review and monitor the performance of these investments on a quarterly basis.
Financing Activities and Related Cash Flows
Treasury Shares
During 2017 we have not repurchased any common shares and, as of October 31, 2017, our remaining Board authorization was approximately $109.6 million. During the nine months ended September 30, 2016 we repurchased approximately 44,500 common shares, having a total cost of approximately $2.1 million (we did not repurchase any shares during the three months ended September 30, 2016).
Shareholder Dividends
Our Board declared quarterly cash dividends of $0.31 per share during each of the first three quarters of both 2017 and 2016, each of which was paid in the following quarter. Dividends paid in the first nine months of 2017 and 2016 included special dividends of $4.69 and $1.00 per share, respectively, declared in the fourth quarters of 2016 and 2015, respectively. Any decision to pay future cash dividends is subject to the Board’s final determination after a comprehensive review of financial performance, future expectations and other factors deemed relevant by the Board.

Debt
At September 30, 2017 our debt included $250 million of outstanding unsecured senior notes. The notes bear interest at 5.3% annually and are due in 2023 although they may be redeemed in whole or part prior to maturity. There are no financial covenants associated with these notes.
We have a Revolving Credit Agreement which may be used for general corporate purposes, including, but not limited to, short-term working capital, share repurchases as authorized by the Board and support for other activities. Our Revolving Credit Agreement permits borrowings of up to $200 million, and has available a $50 million accordion feature, which, if successfully subscribed, would expand permitted borrowings up to $250 million. During the third quarter of 2017, we repaid $26 million of the balance outstanding on the Revolving Credit Agreement, and at September 30, 2017, we had outstanding borrowings of $152 million, on a fully secured basis. In October 2017, we repaid $18 million of the balance outstanding on the Revolving Credit Agreement, and all remaining outstanding borrowings are repayable or renewable in the fourth quarter of 2017. Repayment can be deferred until expiration of the Revolving Credit Agreement in June 2020. We are in compliance with the financial covenants of the Revolving Credit Agreement.
Additional information regarding our debt is provided in Note 7 of the Notes to Condensed Consolidated Financial Statements.
We are a member of two FHLBs. Through membership, we have access to secured cash advances which can be used for liquidity purposes or other operational needs. To date, we have not materially utilized our membership for borrowing purposes.

Results of Operations – Three and Nine Months Ended September 30, 2017 Compared to Three and Nine Months Ended September 30, 2016
Selected consolidated financial data for each period is summarized in the table below.

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands, except per share data)	2017	2016	Change		2017	2016	Change
Revenues:
Net premiums written	$216,706	$205,775	$10,931		$596,584	$573,071	$23,513
Net premiums earned	$192,303	$185,275	$7,028		$555,559	$539,587	$15,972
Net investment result	27,893	21,912	5,981		78,081	68,677	9,404
Net realized investment gains (losses)	7,749	15,737	(7,988)		18,810	18,314	496
Other income	510	1,428	(918)		4,581	5,963	(1,382)
Total revenues	228,455	224,352	4,103		657,031	632,541	24,490
Expenses:
Net losses and loss adjustment expenses	129,356	118,082	11,274		364,058	335,936	28,122
Underwriting, policy acquisition and operating expenses	57,111	55,812	1,299		172,106	166,735	5,371
Segregated portfolio cells dividend expense (income)	2,891	3,196	(305)		14,076	5,895	8,181
Interest expense	4,124	3,748	376		12,402	11,285	1,117
Total expenses	193,482	180,838	12,644		562,642	519,851	42,791
Income before income taxes	34,973	43,514	(8,541)		94,389	112,690	(18,301)
Income tax expense (benefit)	6,024	9,680	(3,656)		4,467	16,457	(11,990)
Net income	$28,949	$33,834	$(4,885)		$89,922	$96,233	$(6,311)
Operating income	$24,263	$24,437	$(174)		$79,020	$85,398	$(6,378)
Earnings per share:
Basic	$0.54	$0.64	$(0.10)		$1.68	$1.81	$(0.13)
Diluted	$0.54	$0.63	$(0.09)		$1.68	$1.80	$(0.12)
Operating earnings per share:
Basic	$0.45	$0.46	$(0.01)		$1.48	$1.61	$(0.13)
Diluted	$0.45	$0.46	$(0.01)		$1.47	$1.60	$(0.13)
Net loss ratio	67.3%	63.7%	3.6	pts	65.5%	62.3%	3.2	pts
Underwriting expense ratio	29.7%	30.1%	(0.4)	pts	31.0%	30.9%	0.1	pts
Combined ratio	97.0%	93.8%	3.2	pts	96.5%	93.2%	3.3	pts
Operating ratio	84.7%	80.2%	4.5	pts	84.0%	79.2%	4.8	pts
Effective tax rate	17.2%	22.2%	(5.0)	pts	4.7%	14.6%	(9.9)	pts
Return on equity*	6.3%	6.6%	(0.3)	pts	6.6%	6.4%	0.2	pts

*Annualized
In all tables that follow, the abbreviation "nm" indicates that the information or the percentage change is not meaningful.

Executive Summary of Operations
The following sections provide an overview of our consolidated and segment results of operations for the three and nine months ended September 30, 2017 as compared to the three and nine months ended September 30, 2016. See the Segment Operating Results sections that follow for additional information regarding each segment's operating results.

Revenues
The following table shows our consolidated and segment Net premiums earned:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2017	2016	Change		2017	2016	Change
Net premiums earned
Specialty P&C	$118,331	$116,199	$2,132	1.8%	$340,394	$335,080	$5,314	1.6%
Workers' Compensation	57,654	54,498	3,156	5.8%	169,791	163,974	5,817	3.5%
Lloyd's Syndicate	16,318	14,578	1,740	11.9%	45,374	40,533	4,841	11.9%
Consolidated total	$192,303	$185,275	$7,028	3.8%	$555,559	$539,587	$15,972	3.0%
All of our operating segments contributed to the increase in Net premiums earned during the three and nine months ended September 30, 2017, as compared to the same respective periods of 2016.
The following table shows our consolidated Net investment result:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2017	2016	Change		2017	2016	Change
Net investment income	$23,729	$25,261	$(1,532)	(6.1%)	$69,592	$75,284	$(5,692)	(7.6%)
Equity in earnings (loss) of unconsolidated subsidiaries	4,164	(3,349)	7,513	224.3%	8,489	(6,607)	15,096	228.5%
Net investment result	$27,893	$21,912	$5,981	27.3%	$78,081	$68,677	$9,404	13.7%
The increase in our Net investment result for the three and nine months ended September 30, 2017 was attributable to an increase in earnings from our unconsolidated subsidiaries of $7.5 million and $15.1 million, respectively, due to higher reported earnings from our investments in LPs/LLCs and the effect of a smaller increase in the estimate of partnership operating losses related to our tax credit partnerships in the 2017 three- and nine-month periods as compared to the same periods of 2016. These increases were partially offset by a reduction in earnings from our fixed income portfolio of $2.1 million and $6.9 million, respectively, which reflected both lower yields and lower average investment balances.
During the 2017 three- and nine-month periods, we had Net realized investment gains of $7.7 million and $18.8 million, respectively, as compared to $15.7 million and $18.3 million for the same respective periods of 2016. We did not recognize any OTTI in earnings during the three months ended September 30, 2017 as compared to $0.1 million during the same respective period of 2016. OTTI recognized in earnings for the nine months ended September 30, 2017 was $0.2 million as compared to $9.8 million for the same respective period of 2016.

Expenses
The following table shows our consolidated and segment net loss ratios and net loss development:

	Three Months Ended September 30				Nine Months Ended September 30
($ in millions)	2017	2016	Change		2017	2016	Change
Current accident year net loss ratio
Consolidated ratio	84.1%	79.4%	4.7	pts	81.7%	79.8%	1.9	pts
Specialty P&C	87.8%	88.1%	(0.3)	pts	88.7%	88.3%	0.4	pts
Workers' Compensation	64.8%	66.6%	(1.8)	pts	65.3%	65.9%	(0.6)	pts
Lloyd's Syndicate	124.6%	58.1%	66.5	pts	91.0%	65.0%	26.0	pts

Calendar year net loss ratio
Consolidated ratio	67.3%	63.7%	3.6	pts	65.5%	62.3%	3.2	pts
Specialty P&C	62.4%	62.2%	0.2	pts	64.7%	61.4%	3.3	pts
Workers' Compensation	60.8%	63.3%	(2.5)	pts	60.8%	63.5%	(2.7)	pts
Lloyd's Syndicate	125.3%	77.5%	47.8	pts	89.7%	64.1%	25.6	pts

Favorable (unfavorable) net loss development, prior accident years
Consolidated	$32.3	$29.0	$3.3		$90.1	$94.5	$(4.4)
Specialty P&C	$30.1	$30.0	$0.1		$81.9	$90.2	$(8.3)
Workers' Compensation	$2.3	$1.8	$0.5		$7.6	$3.9	$3.7
Lloyd's Syndicate	$(0.1)	$(2.8)	$2.7		$0.6	$0.4	$0.2
Our consolidated current accident year net loss ratio increased 4.7 and 1.9 percentage points for the 2017 three- and nine-month periods, respectively, as compared to the same periods of 2016. The increase in both periods was due to losses, somewhat offset by reinstatement premiums, related to Hurricanes Harvey, Irma and Maria during the third quarter of 2017 in our Lloyd's Syndicate segment which resulted in a 4.0 and 1.4 percentage point increase to our consolidated current accident year net loss ratio for 2017 three- and nine-month periods, respectively. See further discussion in the Segment Operating Results - Lloyd's Syndicate section that follows.
Our consolidated calendar year net loss ratios for both 2017 and 2016 periods were lower than our consolidated current accident year net loss ratios due to the recognition of net favorable loss development, as shown in the previous table.
Our consolidated and segment underwriting expense ratios were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
	2017	2016	Change		2017	2016	Change
Underwriting Expense Ratio
Consolidated	29.7%	30.1%	(0.4)	pts	31.0%	30.9%	0.1	pts
Specialty P&C	22.8%	22.9%	(0.1)	pts	23.3%	23.1%	0.2	pts
Workers' Compensation	32.0%	33.6%	(1.6)	pts	30.8%	32.0%	(1.2)	pts
Lloyd's Syndicate	41.2%	42.9%	(1.7)	pts	43.6%	41.1%	2.5	pts
Corporate*	2.6%	2.7%	(0.1)	pts	3.8%	3.8%	—	pts
* There are no Net premiums earned associated with the Corporate segment. Ratio shown is the contribution of the Corporate segment to the consolidated ratio (Corporate operating expenses divided by consolidated Net premium earned).

Our consolidated underwriting expense ratio decreased 0.4 percentage points for the 2017 three-month period as compared to the same period of 2016 primarily due to the effect of higher Net premiums earned from all of our operating segments and a decrease in operating expenses, driven by our Specialty P&C segment, offset almost entirely by an increase in DPAC amortization. For the 2017 nine-month period, the effect of higher Net premiums earned on the consolidated underwriting expense ratio was offset entirely by the effect of an increase in DPAC amortization, driven by our Specialty P&C segment.

Taxes
Our projected effective tax rates for the 2017 and 2016 nine-month periods were 9.8% and 11.7%, respectively, before discrete items were considered. Our projected effective tax rates for both the 2017 and 2016 nine-month periods were different from the statutory federal income tax rate primarily due to a portion of our investment income being tax-exempt and the utilization of tax credits transferred to us from our tax credit partnership investments. Discrete items reduced our projected effective tax rate for the 2017 nine-month period by 5.1% and increased our projected effective tax rate by 2.9% for the 2016 nine-month period. Notable discrete items during 2017 included the application of new guidance related to the improvement in accounting for share-based payments and the application of an exception under accounting guidance related to interim period taxes for entities subject to multiple tax jurisdictions (see further discussion under the heading "Taxes" within our Segment Operating Results - Corporate section that follows).
Operating Ratio and ROE
Our operating ratio (calculated as our combined ratio, less our investment income ratio) increased by 4.5 and 4.8 percentage points in the three and nine months ended September 30, 2017, respectively. The increase in the 2017 three-month period primarily reflected a higher net loss ratio in our Lloyd's Syndicate segment driven by estimated losses recognized during the third quarter of 2017 related to Hurricanes Harvey, Irma and Maria (see further discussion in the Segment Operating Results - Lloyd's Syndicate section that follows). The increase in the 2017 nine-month period primarily reflected a higher net loss ratio in our Specialty P&C segment, due to a lower amount of prior year favorable development, and Lloyd's Syndicate segment, due to the recognition of the aforementioned estimated storm-related losses.
ROE was 6.3% and 6.6% for the three and nine months ended September 30, 2017, respectively, compared to 6.6% and 6.4% for the same respective periods of 2016. The decrease for the 2017 three-month period was primarily due to a decrease in Net income, partially offset by a lower average equity base (the denominator of the ROE ratio) as compared to the prior year period. The increase for the 2017 nine-month period was primarily due to a lower average equity base, partially offset by a decrease in Net income. The lower average equity base in 2017 as compared to 2016 was primarily due to larger dividend declarations.
Book Value per Share
We believe the payment of dividends is currently our most effective tool for the deployment of excess capital even though, in the short-term, dividend declarations dampen growth in book value per share. Our book value per share at September 30, 2017 as compared to December 31, 2016 is shown in the following table.

Book Value Per Share
Book Value Per Share at December 31, 2016	$33.78
Increase (decrease) to book value per share during the nine months ended September 30, 2017 attributable to:
Dividends declared	(0.93)
Net income	1.68
Increase in AOCI	0.15
Other	(0.03)
Book Value Per Share at September 30, 2017	$34.65

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
The following table is a reconciliation of Net income to Operating income:

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands, except per share data)	2017	2016	2017	2016
Net income	$28,949	$33,834	$89,922	$96,233
Items excluded in the calculation of operating income:
Net realized investment (gains) losses	(7,749)	(15,737)	(18,810)	(18,314)
Net realized gains (losses) attributable to SPCs which no profit/loss is retained (1)	764	1,189	2,191	1,502
Guaranty fund assessments (recoupments)	(225)	91	(154)	143
Pre-tax effect of exclusions	(7,210)	(14,457)	(16,773)	(16,669)
Tax effect, at 35% (2)	2,524	5,060	5,871	5,834
Operating income	$24,263	$24,437	$79,020	$85,398
Per diluted common share:
Net income	$0.54	$0.63	$1.68	$1.80
Effect of exclusions	(0.09)	(0.17)	(0.21)	(0.20)
Operating income per diluted common share	$0.45	$0.46	$1.47	$1.60
(1) Net realized investment gains (losses) on investments related to our SPCs are recognized in the earnings of our Corporate segment and the portion of earnings related to the gain or loss, net of our participation, is distributed back to the cells through our SPC dividend expense (income). To be consistent with our exclusion of Net realized investment gains (losses) recognized in earnings, we are excluding the portion of Net realized investment gains (losses) that is included in SPC dividend expense (income).

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

Segment Operating Results - Specialty Property & Casualty
Our Specialty P&C segment focuses on professional liability insurance and medical technology liability insurance as discussed in Note 11 of the Notes to Condensed Consolidated Financial Statements. Our Specialty P&C segment operating results reflect pre-tax underwriting profit or loss from these insurance lines, exclusive of investment results, which are included in our Corporate segment. Segment operating results included the following:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2017	2016	Change		2017	2016	Change
Net premiums written	$143,286	$134,989	$8,297	6.1%	$367,112	$354,510	$12,602	3.6%

Net premiums earned	$118,331	$116,199	$2,132	1.8%	$340,394	$335,080	$5,314	1.6%
Other income	1,276	1,012	264	26.1%	3,943	4,021	(78)	(1.9%)
Net losses and loss adjustment expenses	(73,831)	(72,311)	(1,520)	2.1%	(220,123)	(205,787)	(14,336)	7.0%
Underwriting, policy acquisition and operating expenses	(27,037)	(26,563)	(474)	1.8%	(79,252)	(77,519)	(1,733)	2.2%
Segregated portfolio cells dividend (expense) income	65	(94)	159	(169.1%)	(5,026)	(94)	(4,932)	5,246.8%
Segment operating results	$18,804	$18,243	$561	3.1%	$39,936	$55,701	$(15,765)	(28.3%)

Net loss ratio	62.4%	62.2%	0.2	pts	64.7%	61.4%	3.3	pts
Underwriting expense ratio	22.8%	22.9%	(0.1)	pts	23.3%	23.1%	0.2	pts
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
Gross, ceded and net premiums written were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2017	2016	Change		2017	2016	Change
Gross premiums written	$166,284	$155,838	$10,446	6.7%	$428,032	$410,201	$17,831	4.3%
Less: Ceded premiums written	22,998	20,849	2,149	10.3%	60,920	55,691	5,229	9.4%
Net premiums written	$143,286	$134,989	$8,297	6.1%	$367,112	$354,510	$12,602	3.6%

Gross Premiums Written
Gross premiums written by component were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2017	2016	Change		2017	2016	Change
Professional liability
Physicians (1)(7)
Twelve month term	$112,980	$105,524	$7,456	7.1%	$277,975	$268,401	$9,574	3.6%
Twenty-four month term	8,229	5,561	2,668	48.0%	23,726	18,665	5,061	27.1%
Total Physicians	121,209	111,085	10,124	9.1%	301,701	287,066	14,635	5.1%
Healthcare facilities (2)(7)	11,213	13,056	(1,843)	(14.1%)	36,821	36,827	(6)	—%
Other healthcare providers (3)	9,844	9,686	158	1.6%	25,416	25,033	383	1.5%
Legal professionals (4)	6,381	6,402	(21)	(0.3%)	20,787	20,824	(37)	(0.2%)
Tail coverages (5)	9,434	6,845	2,589	37.8%	17,600	14,722	2,878	19.5%
Total professional liability	158,081	147,074	11,007	7.5%	402,325	384,472	17,853	4.6%
Medical technology liability (6)	8,082	8,625	(543)	(6.3%)	25,401	25,358	43	0.2%
Other	121	139	(18)	(12.9%)	306	371	(65)	(17.5%)
Total	$166,284	$155,838	$10,446	6.7%	$428,032	$410,201	$17,831	4.3%

(1)
Physician policies were our greatest source of premium revenues in both 2017 and 2016. The increase in twelve month term policies during the 2017 three- and nine-month periods was driven by timing differences related to the renewal of a few large policies during the current quarter. After removing the impact of those renewal timing differences, gross premiums written were slightly down for the 2017 three-month period and higher for the 2017 nine-month period as compared to the same respective periods of 2016. The remaining increase in the 2017 nine-month period was primarily due to new business written and the growth in exposure of one large insured during the first quarter of 2017, largely offset by retention losses. In addition, written premium in both periods reflected an increase in renewal pricing, driven by an increase in exposures for a few large policies. We offer twenty-four month term policies to our physician insureds in one selected jurisdiction. The increase in twenty-four month premium, as compared to 2016, primarily reflected the normal cycle of renewals (policies subject to renewal in 2017 were previously written in 2015 rather than in 2016).

(2)
Our healthcare facilities premium (which includes hospitals, surgery centers and other facilities) for the 2017 three-month period was increased by new business written, somewhat offset by retention losses. However, gross premiums written declined slightly for the 2017 three-month period due to the impact of timing differences related to when new business was recorded in 2016 related to more complex policies. The slight decline during the 2017 nine-month period was primarily due to the timing difference for the renewal of one large policy. After removing the impact of this renewal timing difference, gross premiums written was higher for the 2017 nine-month period as compared to the same respective period of 2016. The remaining increase was primarily due to new business written, including one large policy during the second quarter of 2017, largely offset by retention losses. Renewal pricing increased during the 2017 three- and nine-month periods due to changes in loss experience related to a few large policies.

(3)	Our other healthcare providers are primarily dentists, chiropractors and allied health professionals.

(4)
Our legal professionals policies are primarily individual and small group policies in select areas of practice. The slight decline during the 2017 three- and nine-month periods was primarily due to retention losses, offset by new business written and, to a lesser extent, an increase in the rate charged for certain renewed policies. Retention losses in both periods are primarily driven by competitive market conditions.

(5)
We offer extended reporting endorsement or "tail" coverage to insureds who discontinue or otherwise modify aspects of their claims-made coverage with us. The amount of tail coverage premium written can vary widely from period to period. The increase during the 2017 three- and nine-month periods was driven by the purchase of tail coverage for a few large claims-made policies in one jurisdiction that were rewritten to occurrence coverage during the current quarter. These policies are a part of one of our shared risk arrangements and therefore, a large portion of the premium written was ceded during the current quarter (see further discussion in the Ceded Premiums Written section that follows).

(6)
Our medical technology liability business is marketed throughout the U.S.; coverage is offered on a primary basis, within specified limits, to manufacturers and distributors of medical technology and life sciences products including entities conducting human clinical trials. In addition to the previously listed factors that affect our premium volume, our medical technology liability premium volume is impacted by the sales volume of insureds. The decline during the 2017 three-month period was primarily due to retention losses, partially offset by new business written. The slight increase during the 2017 nine-month period primarily reflected new business written, offset by retention losses, including the loss of one large policy in the first quarter of 2017. Retention losses in both periods are largely attributable to price competition and merger activity within the industry.

(7)
During 2016, we expanded our alternative market solutions by writing new healthcare premium in certain SPCs at Eastern Re. We wrote approximately $1.2 million of healthcare professional liability premium in our physicians line of business in each of the 2017 and 2016 nine-month periods. We wrote healthcare professional liability premium in our healthcare facilities line of business of approximately $0.4 million and $3.0 million in the 2017 three- and nine-month periods, respectively, and approximately $0.4 million and $2.3 million in the 2016 three- and nine-month periods, respectively. All or a portion of the premium written was ceded to the SPCs at our wholly owned Cayman Islands reinsurance subsidiary, Eastern Re. Under the SPC structure, the operating results of each cell, net of any participation we have taken in the SPCs, accrue to the benefit of the external owners of that cell. Our Specialty P&C segment does not currently participate in the cells that write HCPL premium, and therefore retains no underwriting profit or loss. Additional information regarding the SPCs is included in the Underwriting, Policy Acquisition and Operating Expense section that follows.

New business written by component on a direct basis was as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(In millions)	2017	2016	2017	2016
Physicians	$7.0	$6.9	$17.9	$23.6
Healthcare facilities	1.9	0.9	5.0	9.1
Other healthcare providers	0.7	0.6	1.8	1.9
Legal professionals	1.0	0.9	2.8	3.3
Medical technology liability	0.8	0.8	3.5	3.8
Total	$11.4	$10.1	$31.0	$41.7
For our Specialty P&C segment, we calculate our retention rate as annualized renewed premium divided by all annualized premium subject to renewal. Retention rates are affected by a number of factors. We may lose insureds to competitors or to alternative insurance mechanisms such as risk retention groups or self-insurance entities (often when physicians join hospitals or large group practices) or due to pricing or other issues. We may choose not to renew an insured as a result of our underwriting evaluation. Insureds may also terminate coverage because they have left the practice of medicine for various reasons, principally for retirement, death or disability, but also for personal reasons.
Retention by component was as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
Physicians	90%	89%	90%	89%
Healthcare facilities	82%	77%	87%	80%
Other healthcare providers	83%	85%	85%	86%
Legal professionals*	82%	87%	83%	78%
Medical technology liability*	86%	90%	85%	87%
* See Gross Premiums Written section for further explanation of retention decline in 2017.
The pricing of our business includes the effects of filed rates, surcharges and discounts. Renewal pricing also reflects changes in our exposure base, deductibles, self-insurance retention limits and other policy terms. We continue to base our pricing on expected losses, as indicated by our historical loss data and available industry loss data. We are committed to a rate structure that will allow us to fulfill our obligations to our insureds, while generating competitive returns for our shareholders.

Changes in renewal pricing by component was as follows:

	Three Months Ended September 30	Nine Months Ended September 30
	2017	2017
Physicians*	2%	2%
Healthcare facilities*	16%	9%
Other healthcare providers	3%	2%
Legal professionals	2%	3%
Medical technology liability	1%	1%
* See Gross Premiums Written section for further explanation of renewal pricing increase in 2017.
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
Ceded premiums written were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2017	2016	Change		2017	2016	Change
Excess of loss reinsurance arrangements (1)	$8,805	$8,557	$248	2.9%	$25,845	$23,881	$1,964	8.2%
Premium ceded to Syndicate 1729 (2)	2,416	4,656	(2,240)	(48.1%)	8,906	13,767	(4,861)	(35.3%)
Other shared risk arrangements (3)	13,258	9,393	3,865	41.1%	27,923	23,956	3,967	16.6%
Other ceded premiums written	1,039	938	101	10.8%	2,726	1,612	1,114	69.1%
Adjustment to premiums owed under reinsurance agreements, prior accident years, net (4)	(2,520)	(2,695)	175	(6.5%)	(4,480)	(7,525)	3,045	40.5%
Total ceded premiums written	$22,998	$20,849	$2,149	10.3%	$60,920	$55,691	$5,229	9.4%

(1)
We generally reinsure risks under our excess of loss reinsurance arrangements pursuant to which the reinsurers agree to assume all or a portion of all risks that we insure above our individual risk retention levels, up to the maximum individual limits offered. In the majority of our excess of loss reinsurance arrangements, the premium due to the reinsurer is determined by the loss experience of the business reinsured, subject to certain minimum and maximum amounts. The increase in ceded premiums written under our excess of loss reinsurance arrangements for the 2017 three- and nine-month periods primarily reflected adjustments to the premiums we expect to owe our reinsurers based upon adjustments to our estimates of losses that are attributable to our reinsurance partners. For the 2017 three- and nine-month periods, we increased our estimate of premiums we expect to owe our reinsurers whereas in the 2016 three- and nine-month periods we decreased this estimate.

(2)
As previously discussed, we are a 58% participant in Syndicate 1729 and record our pro rata share of its operating results in our Lloyd's Syndicate segment on a quarter delay. We also record the cession to the Lloyd's Syndicate segment from our Specialty P&C segment on a quarter delay as the amounts are not material and this permits the cession to be reported by both the Lloyd's Syndicate segment and the Specialty P&C segment in the same reporting period. The decrease in ceded premiums to Syndicate 1729 for the 2017 three- and nine-month periods reflected the revised contract terms effective January 1, 2017 which reduced the premiums ceded by essentially half. See Lloyd's Syndicate segment results for further discussion on revisions to the quota share agreement as of the most recent renewal date. As our premiums are earned, we recognize the related ceding commission income which reduces underwriting expense by offsetting DPAC amortization. For the 2017 and 2016 three- and nine-month periods the related ceding commission income was approximately 27% of ceded premiums written. For our consolidated results, eliminations of the inter-segment portion (58% of the Specialty P&C cession) of the transactions are also recorded on a quarter delay.

(3)
We have entered into various shared risk arrangements, including quota share, fronting, and captive arrangements, with certain large healthcare systems and other insurance entities. These arrangements include our Ascension Health and CAPAssurance programs. While we cede a large portion of the premium written under these arrangements, they provide us an opportunity to grow net premium through strategic partnerships. The increase in the 2017 three- and nine-month periods was primarily driven by a few large tail endorsements that were written, and substantially ceded, during the current quarter related to one of these shared risk arrangements, as previously discussed. The remaining increase in both periods was due to growth in our Ascension Health and CAPAssurance programs.

(4)
Given the length of time that it takes to resolve our claims, many years may elapse before all losses recoverable under a reinsurance arrangement are known. As a part of the process of estimating our loss reserve we also make estimates regarding the amounts recoverable under our reinsurance arrangements. As previously discussed, the premiums ultimately ceded under certain of our excess of loss reinsurance arrangements are subject to the losses ceded under the arrangements. For the 2017 and 2016 three- and nine-month periods, we reduced our estimate of expected losses and associated recoveries for prior year ceded losses, as well as our estimate of ceded premiums owed to reinsurers. The change in the adjustment to ceded premiums owed to reinsurers for the 2017 nine-month period as compared to the same period of 2016 was due to the overall change in expected loss recoveries attributable to one large claim during the second quarter of 2017. We do not believe this isolated claim indicates a change in overall loss trends for us or the industry. Changes to estimates of premiums ceded related to prior accident years are fully earned in the period the changes in estimates occur.

Ceded Premiums Ratio
As shown in the table below, our ceded premiums ratio was affected in both 2017 and 2016 by revisions to our estimate of premiums owed to reinsurers related to coverages provided in prior accident years.

	Three Months Ended September 30				Nine Months Ended September 30
	2017	2016	Change		2017	2016	Change
Ceded premiums ratio, as reported	13.8%	13.4%	0.4	pts	14.2%	13.6%	0.6	pts
Less the effect of adjustments in premiums owed under reinsurance agreements, prior accident years (as previously discussed)	(1.5%)	(1.7%)	0.2	pts	(1.0%)	(1.8%)	0.8	pts
Ratio, current accident year	15.3%	15.1%	0.2	pts	15.2%	15.4%	(0.2)	pts
The increase in the current accident year ceded premiums ratio for the 2017 three-month period was primarily attributable to an increase in premium ceded under our shared risk arrangements, somewhat offset by a decrease in premium ceded to Syndicate 1729. The decline in the current accident year ceded premium ratio for the 2017 nine-month period was due to a decrease in premium ceded to Syndicate 1729, partially offset by an increase in premium ceded under our shared risk arrangements (see discussion under the heading "Ceded Premiums Written").
Net Premiums Earned
Net premiums earned were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2017	2016	Change		2017	2016	Change
Gross premiums earned	$140,427	$135,221	$5,206	3.8%	$402,897	$391,230	$11,667	3.0%
Less: Ceded premiums earned	22,096	19,022	3,074	16.2%	62,503	56,150	6,353	11.3%
Net premiums earned	$118,331	$116,199	$2,132	1.8%	$340,394	$335,080	$5,314	1.6%
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

The increase in gross premiums earned during the 2017 three- and nine-month periods primarily reflected the pro rata effect of higher premiums written during the preceding twelve months, predominantly in our healthcare facilities line of business, and a few large tail policies written and earned during the third quarter of 2017. For the 2017 three- and nine-month periods, prior accident year ceded premiums reductions were $0.2 million and $3.0 million lower than for the 2016 three- and nine-month periods, respectively (see discussion in this section under the heading "Ceded Premiums Written").
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
The following table summarizes calendar year net loss ratios by separating losses between the current accident year and all prior accident years. Additionally, the table shows our current accident year net loss ratio was affected by revisions to our estimate of premiums owed to reinsurers related to coverages provided in prior accident years. Net loss ratios for the period were as follows:

	Net Loss Ratios (1)
	Three Months Ended September 30				Nine Months Ended September 30
	2017	2016	Change		2017	2016	Change
Calendar year net loss ratio	62.4%	62.2%	0.2	pts	64.7%	61.4%	3.3	pts
Less impact of prior accident years on the net loss ratio	(25.4%)	(25.9%)	0.5	pts	(24.0%)	(26.9%)	2.9	pts
Current accident year net loss ratio	87.8%	88.1%	(0.3)	pts	88.7%	88.3%	0.4	pts
Less estimated ratio increase (decrease) attributable to:
Ceded premium adjustments, prior accident years (2)	(1.9%)	(2.1%)	0.2	pts	(1.2%)	(2.0%)	0.8	pts
Current accident year net loss ratio, excluding the effect of prior year ceded premium (3)	89.7%	90.2%	(0.5)	pts	89.9%	90.3%	(0.4)	pts

(1)	Net losses, as specified, divided by net premiums earned.

(2)
Reductions to premiums owed under reinsurance agreements for prior accident years increased Net premiums earned (the denominator of the current accident year ratio) for the 2017 and 2016 three- and nine-month periods. See the discussion in the Premiums section for our Specialty P&C segment under the heading "Ceded Premiums Written" for additional information.

(3)
The decline in the current accident year net loss ratio for the 2017 three-month period primarily reflected changes in the mix of business. For the 2017 nine-month period, the decline reflected an increase in our estimate of losses ultimately recoverable from our reinsurance partners and changes in expected loss costs related to mass tort litigation. While we increased our reserves related to mass tort litigation in both the 2017 and 2016 nine-month periods, the increase was substantially less in the 2017 nine-month period and resulted in an 0.3 percentage point decrease to the current accident year net loss ratio in the 2017 nine-month period.

We recognized net favorable loss development related to our previously established reserves of $30.1 million and $81.9 million during the three and nine months ended September 30, 2017, respectively, and $30.0 million and $90.2 million during the same respective periods of 2016. We re-evaluate our previously established reserve each quarter based on our most recently available claims data and currently available industry trend information. Development recognized during the three and nine months ended September 30, 2017 principally related to accident years 2010 through 2014. Development recognized during the three and nine months ended September 30, 2016 principally related to accident years 2009 through 2013.
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
Underwriting, Policy Acquisition and Operating Expenses
Our Specialty P&C segment underwriting, policy acquisition and operating expenses for the three and nine months ended September 30, 2017 and 2016 were comprised as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2017	2016	Change		2017	2016	Change
Specialty P&C segment:
DPAC amortization	$12,405	$10,901	$1,504	13.8%	$35,350	$32,854	$2,496	7.6%
Management fees	2,004	1,832	172	9.4%	5,156	4,928	228	4.6%
Other underwriting and operating expenses	12,628	13,830	(1,202)	(8.7%)	38,746	39,737	(991)	(2.5%)
Total	$27,037	$26,563	$474	1.8%	$79,252	$77,519	$1,733	2.2%
DPAC amortization increased for the three and nine months ended September 30, 2017 as compared to the same respective periods of 2016 primarily driven by the effect of higher gross premiums earned in 2017 and, to a lesser extent, a slight decrease in ceding commission income, which is an offset to expense.
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
Other underwriting and operating expenses decreased during the 2017 three- and nine-month periods as compared to the same respective periods of 2016 primarily driven by non-recurring costs in 2016, including state assessments and a donation to a scholarship program for which we received a wholly offsetting tax credit during 2016. The decrease in both periods was partially offset by an increase in compensation related expenses and costs associated with the amortization of new software that was put into service during the first quarter of 2017.
Underwriting Expense Ratio (the Expense Ratio)
The underwriting expense ratio for our Specialty P&C segment remained relatively flat for the three and nine months ended September 30, 2017 as compared to the same periods of 2016, as shown below:

	Three Months Ended September 30				Nine Months Ended September 30
	2017	2016	Change		2017	2016	Change
Underwriting expense ratio	22.8%	22.9%	(0.1)	pts	23.3%	23.1%	0.2	pts

Segregated Portfolio Cell Dividend Expense (Income)
During 2016, we expanded our alternative market solutions by writing HCPL premium in three SPCs at Eastern Re. Consistent with the SPC structure discussed in the Workers' Compensation segment section that follows, the net operating results of each cell, net of any participation we have taken in the SPCs, are due to the external owners of that cell. Our Specialty P&C segment does not currently participate in the cells that write HCPL premium, and therefore retains no profit or loss. SPC dividend (expense) income for the three and nine months ended September 30, 2017 and 2016 was as follows:

	Three Months Ended September 30			Nine Months Ended September 30
(In thousands)	2017	2016	Change	2017	2016	Change
SPC dividend (expense) income	$65	$(94)	$159	$(5,026)	$(94)	$(4,932)
The SPC dividend expense for the 2017 nine-month period reflected a $5.2 million pre-tax expense recognized during the second quarter of 2017 related to previously unrecognized SPC dividend expense for the cumulative earnings of unrelated parties that have owned SPCs at various times since 2003 within a Bermuda captive insurance operation. Historically, within our HCPL business, we have written a limited number of segregated cell captive programs through this Bermuda captive arrangement and the use of this facility has declined as the HCPL insurance market has softened. The SPC dividend expense attributable to those cells was unrelated to the captive operations of our Eastern Re subsidiary. See the Underwriting, Policy Acquisition and Operating Expense section in our Workers' Compensation segment results for more information on our SPCs.

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

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2017	2016	Change		2017	2016	Change
Net premiums written	$54,647	$54,444	$203	0.4%	$184,917	$175,986	$8,931	5.1%

Net premiums earned	$57,654	$54,498	$3,156	5.8%	$169,791	$163,974	$5,817	3.5%
Other income	164	86	78	90.7%	519	696	(177)	(25.4%)
Net losses and loss adjustment expenses	(35,081)	(34,472)	(609)	1.8%	(103,217)	(104,160)	943	(0.9%)
Underwriting, policy acquisition and operating expenses	(18,434)	(18,331)	(103)	0.6%	(52,220)	(52,494)	274	(0.5%)
Segregated portfolio cells dividend (expense) income (1)	(1,722)	(1,449)	(273)	18.8%	(5,593)	(3,440)	(2,153)	62.6%
Segment operating results	$2,581	$332	$2,249	677.4%	$9,280	$4,576	$4,704	102.8%

Net loss ratio
Traditional business	65.2%	66.5%	(1.3)	pts	65.0%	66.5%	(1.5)	pts
Alternative market business	49.7%	54.3%	(4.6)	pts	49.8%	55.0%	(5.2)	pts
Segment results	60.8%	63.3%	(2.5)	pts	60.8%	63.5%	(2.7)	pts

Underwriting expense ratio
Traditional business	32.5%	34.6%	(2.1)	pts	30.8%	32.4%	(1.6)	pts
Alternative market business	30.6%	31.0%	(0.4)	pts	30.7%	31.0%	(0.3)	pts
Segment results	32.0%	33.6%	(1.6)	pts	30.8%	32.0%	(1.2)	pts
(1) Represents the underwriting profit (loss) attributable to the alternative market business ceded to the SPCs at Eastern Re, net of our participation.
On September 18, 2017, Eastern Alliance Insurance Group completed its acquisition of Great Falls Insurance Company’s (“Great Falls”) book of workers’ compensation insurance business for consideration of $4.2 million. Eastern paid $2.85 million at closing, and the remaining $1.35 million is contingent upon Eastern renewing at least 75% of the acquired renewal book of business. In the event Eastern renews less than 75% but greater than 50% of the acquired renewal book of business, the contingent consideration will be reduced on a pro-rated basis. Great Falls is a monoline workers’ compensation insurance company domiciled in Maine and is licensed to write business in Maine and New Hampshire. Great Falls' direct premiums written was approximately $13.3 million for the year ended December 31, 2016. In addition to the renewal book of business, Eastern assumed Great Falls' contracts with agency partners and all Great Falls' employees became our employees. The acquisition of the renewal rights will expand Eastern’s operations into Maine and New Hampshire and ultimately other New England states, providing geographic diversification and the ability to expand our specialty workers’ compensation products and services in the New England marketplace. The transaction was accounted for as an asset acquisition and resulted in the recognition of intangible assets totaling $4.3 million, including transaction-related costs.

Premiums Written
Our workers’ compensation premium volume is driven by four primary factors: (1) the amount of new business written, (2) audit premium, (3) retention of our existing book of business and (4) premium rates charged on our renewal book of business.
Gross, ceded and net premiums written were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2017	2016	Change		2017	2016	Change
Gross premiums written
Traditional business*	$42,592	$43,225	$(633)	(1.5%)	$139,614	$136,407	$3,207	2.4%
Alternative market business	17,091	16,685	406	2.4%	63,623	58,013	5,610	9.7%
Segment results	59,683	59,910	(227)	(0.4%)	203,237	194,420	8,817	4.5%
Less: Ceded premiums written
Traditional business	2,193	2,851	(658)	(23.1%)	5,956	7,174	(1,218)	(17.0%)
Alternative market business*	2,843	2,615	228	8.7%	12,364	11,260	1,104	9.8%
Segment results	5,036	5,466	(430)	(7.9%)	18,320	18,434	(114)	(0.6%)
Net premiums written
Traditional business	40,399	40,374	25	0.1%	133,658	129,233	4,425	3.4%
Alternative market business	14,248	14,070	178	1.3%	51,259	46,753	4,506	9.6%
Segment results	$54,647	$54,444	$203	0.4%	$184,917	$175,986	$8,931	5.1%
* Traditional gross premiums written and alternative market ceded premiums written are reported net of alternative market premiums assumed by our traditional business totaling $0.2 million and $0.5 million for the 2017 three- and nine-month periods, respectively, and $0.2 million and $0.7 million for the same respective periods of 2016.

Our traditional workers’ compensation insurance products include guaranteed cost, dividend, deductible and retrospectively-rated policies. Our alternative market business is 100% ceded to either the SPCs at our wholly owned Cayman Islands reinsurance subsidiary, Eastern Re, or to unaffiliated captive insurers. As of September 30, 2017, there were 24 (21 active) SPCs at Eastern Re and 3 active alternative market programs with unaffiliated captive insurers.
Additional information regarding the structure of the SPCs is included in the Underwriting, Policy Acquisition and Operating Expense section that follows.
Gross Premiums Written
Gross premiums written in our traditional and alternative market business for the three and nine months ended September 30, 2017 and 2016 are reflected in the table above. The increase in gross premiums written for the nine months ended September 30, 2017 as compared to the same period of 2016, primarily reflected new business written and an improved retention rate, partially offset by a reduction in audit premium and declines in renewal pricing. Gross premiums written in our traditional business declined for the three months ended September 30, 2017, primarily due to the changes in estimated premiums under retrospectively rated policies. The underlying loss experience on the retrospectively rated policies resulted in a reduction of written premium in 2017, as compared to an increase in written premium in 2016. We retained 16 of the available alternative market programs up for renewal for the nine months ended September 30, 2017, including one program in the third quarter of 2017. During the third quarter of 2017, we added one new alternative market program at Eastern Re that will write business previously ceded to two unaffiliated captive programs. One of the unaffiliated programs was non-renewed during the third quarter of 2017 and the other program will be non-renewed in the fourth quarter of 2017.

New business, audit premium, retention and renewal price changes for both the traditional business and the alternative market business for 2017 and 2016 are shown in the table below:

	Three Months Ended September 30
	2017			2016
($ in millions)	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results
New business	$7.1	$2.1	$9.2	$5.3	$1.5	$6.8
Audit premium (including EBUB)	$0.4	$0.3	$0.7	$1.5	$—	$1.5
Retention rate (1)	85%	92%	87%	81%	88%	83%
Change in renewal pricing (2)	(5%)	(4%)	(5%)	(4%)	(2%)	(3%)

	Nine Months Ended September 30
	2017			2016
($ in millions)	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results
New business	$24.2	$8.5	$32.7	$15.1	$7.7	$22.8
Audit premium (including EBUB)	$2.1	$0.7	$2.8	$4.2	$0.4	$4.6
Retention rate (1)	86%	94%	88%	83%	88%	84%
Change in renewal pricing (2)	(4%)	(4%)	(4%)	(2%)	(1%)	(1%)

(1) We calculate our workers' compensation retention rate as annualized expiring renewed premium divided by all annualized expiring premium subject to renewal. Our retention rate can be impacted by various factors, including price or other competitive issues, insureds being acquired, or a decision not to renew based on our underwriting evaluation.

(2) The pricing of our business includes an assessment of the underlying policy exposure and the effects of current market conditions. We continue to base our pricing on expected losses, as indicated by our historical loss data. The renewal rate decreases reflected the competitive workers’ compensation environment and the impact of loss cost reductions due to declining frequency trends in certain states in which we do business.

Ceded Premiums Written
Ceded premiums written reflected our external reinsurance programs and alternative market business ceded to unaffiliated captive insurance companies.
Ceded premiums written were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2017	2016	Change		2017	2016	Change
Premiums ceded to external reinsurers
Traditional business	$2,573	$2,896	$(323)	(11.2%)	$6,928	$7,498	$(570)	(7.6%)
Alternative market business	1,783	1,725	58	3.4%	6,401	5,606	795	14.2%
Segment results	4,356	4,621	(265)	(5.7%)	13,329	13,104	225	1.7%
Change in return premium estimate under external reinsurance
Traditional business	(380)	(45)	(335)	744.4%	(972)	(324)	(648)	(200.0%)
Alternative market business	—	—	—	nm	—	—	—	nm
Segment results	(380)	(45)	(335)	744.4%	(972)	(324)	(648)	(200.0%)
Premiums ceded to unaffiliated captive insurers
Traditional business	—	—	—	nm	—	—	—	nm
Alternative market business	1,060	890	170	19.1%	5,963	5,654	309	5.5%
Segment results	1,060	890	170	19.1%	5,963	5,654	309	5.5%
Total ceded premiums written
Traditional business	2,193	2,851	(658)	(23.1%)	5,956	7,174	(1,218)	(17.0%)
Alternative market business	2,843	2,615	228	8.7%	12,364	11,260	1,104	9.8%
Segment results	$5,036	$5,466	$(430)	(7.9%)	$18,320	$18,434	$(114)	(0.6%)
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
Premiums ceded to external reinsurers in our traditional business decreased during the three and nine months ended September 30, 2017. The decline in traditional ceded premiums primarily reflected an increase in revenue sharing with our reinsurance broker, partially offset by an increase in reinsurance rates.
Changes in the return premium estimate reflected the loss experience under the reinsurance contract for the three and nine months ended September 30, 2017 and 2016. The increase in the return premium estimate for the three and nine months ended September 30, 2017 primarily reflected improved loss experience in the 2015-2016 and 2016-2017 contract years.

Ceded Premiums Ratio
Ceded premiums ratio was as follows:

	Three Months Ended September 30
	2017			2016			Change
	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results
Ceded premiums ratio, as reported	5.1%	16.6%	8.4%	6.6%	15.7%	9.1%	(1.5)	0.9	(0.7)
Less the effect of:
Return premium estimated under external reinsurance	(0.9%)	—%	(0.6%)	(0.1%)	—%	(0.1%)	(0.8)	—	(0.5)
Premiums ceded to unaffiliated captive insurers (100%)	—%	5.5%	1.7%	—%	4.8%	1.4%	—	0.7	0.3
Ceded premiums ratio, less the effects of above	6.0%	11.1%	7.3%	6.7%	10.9%	7.8%	(0.7)	0.2	(0.5)

	Nine Months Ended September 30
	2017			2016			Change
	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results
Ceded premiums ratio, as reported	4.3%	19.4%	9.0%	5.3%	19.4%	9.5%	(1.0)	—	(0.5)
Less the effect of:
Return premium estimated under external reinsurance	(0.7%)	—%	(0.5%)	(0.2%)	—%	(0.2%)	(0.5)	—	(0.3)
Premiums ceded to unaffiliated captive insurers (100%)	—%	8.3%	2.8%	—%	8.7%	2.7%	—	(0.4)	0.1
Ceded premiums ratio, less the effects of above	5.0%	11.1%	6.7%	5.5%	10.7%	7.0%	(0.5)	0.4	(0.3)
Per our reinsurance agreements, we cede premiums related to our traditional business on an earned premium basis, whereas alternative market premiums are ceded on a written premium basis. The decrease in the traditional ceded premium ratio reflects the impact of the revenue sharing noted above, partially offset by the increase in reinsurance rates. The alternative markets ceded premium ratio, less the effect of premiums ceded to the unaffiliated captive insurers, reflected premiums ceded to our external reinsurers related to the SPCs at Eastern Re. The reinsurance rate for our alternative market business varies by program.

Net Premiums Earned
Net premiums earned were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2017	2016	Change		2017	2016	Change
Gross premiums earned
Traditional business*	$43,492	$42,582	$910	2.1%	$127,761	$127,426	$335	0.3%
Alternative market business	20,200	18,502	1,698	9.2%	59,855	55,601	4,254	7.7%
Segment results	63,692	61,084	2,608	4.3%	187,616	183,027	4,589	2.5%
Less: Ceded premiums earned
Traditional business	2,193	2,850	(657)	(23.1%)	5,956	7,174	(1,218)	(17.0%)
Alternative market business*	3,845	3,736	109	2.9%	11,869	11,879	(10)	(0.1%)
Segment results	6,038	6,586	(548)	(8.3%)	17,825	19,053	(1,228)	(6.4%)
Net premiums earned
Traditional business	41,299	39,732	1,567	3.9%	121,805	120,252	1,553	1.3%
Alternative market business	16,355	14,766	1,589	10.8%	47,986	43,722	4,264	9.8%
Segment results	$57,654	$54,498	$3,156	5.8%	$169,791	$163,974	$5,817	3.5%
* Traditional gross premiums earned and alternative market ceded premiums earned are reported net of alternative market premiums assumed by our traditional business totaling $0.2 million and $0.4 million for the 2017 three- and nine-month periods, respectively, and $0.2 million and $0.7 million for the same respective periods of 2016.

Net premiums earned consist of gross premiums earned less the portion of earned premiums that we cede to our reinsurers for their assumption of a portion of our losses. Our workers’ compensation policies are twelve-month policies and premiums are earned on a pro rata basis over the policy period. Net premiums earned also include premium adjustments related to the audit of our insureds' payrolls. Payroll audits are conducted subsequent to the end of the policy period and any related adjustments are recorded as fully earned in the current period. In addition, we record an estimate for EBUB and evaluate the estimate on a quarterly basis. We did not adjust the EBUB estimate during the three and nine months ended September 30, 2017 and 2016.
Losses and Loss Adjustment Expenses
The following table summarizes calendar year net loss ratios by separating losses between the current accident year and all prior accident years. Calendar year and current accident year net loss ratios by component were as follows:

	Three Months Ended September 30
	2017			2016			Change
	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results
Calendar year net loss ratio*	65.2%	49.7%	60.8%	66.5%	54.3%	63.3%	(1.3)	(4.6)	(2.5)
Less impact of prior accident years on the net loss ratio	(0.9%)	(11.7%)	(4.0%)	(1.0%)	(9.7%)	(3.3%)	0.1	(2.0)	(0.7)
Current accident year net loss ratio	66.1%	61.4%	64.8%	67.5%	64.0%	66.6%	(1.4)	(2.6)	(1.8)
Less impact of audit premium on loss ratio	—%	(0.9%)	(0.3%)	—%	0.2%	—%	—	(1.1)	(0.3)
Current accident year net loss ratio, excluding the effect of audit premium	66.1%	62.3%	65.1%	67.5%	63.8%	66.6%	(1.4)	(1.5)	(1.5)

	Nine Months Ended September 30
	2017			2016			Change
	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results
Calendar year net loss ratio*	65.0%	49.8%	60.8%	66.5%	55.0%	63.5%	(1.5)	(5.2)	(2.7)
Less impact of prior accident years on the net loss ratio	(1.0%)	(13.5%)	(4.5%)	(1.0%)	(6.4%)	(2.4%)	—	(7.1)	(2.1)
Current accident year net loss ratio	66.0%	63.3%	65.3%	67.5%	61.4%	65.9%	(1.5)	1.9	(0.6)
Less impact of audit premium on loss ratio	—%	(1.0%)	(0.3%)	—%	(0.6%)	(0.2%)	—	(0.4)	(0.1)
Current accident year net loss ratio, excluding the effect of audit premium	66.0%	64.3%	65.6%	67.5%	62.0%	66.1%	(1.5)	2.3	(0.5)
* The net loss ratios for the 2017 three- and nine-month periods in the above tables are calculated before the impact of $0.2 million and $0.4 million, respectively, and $0.2 million and $0.7 million for the same respective periods of 2016 of premiums earned that is assumed by and ceded from the traditional and alternative markets business.

The current accident year net loss ratio in our traditional business decreased during the 2017 three- and nine-month periods which primarily reflected more favorable trends in claim closing results in 2017 as compared to 2016, which reduced loss indications for the 2017 accident year. The accident year loss ratio for the alternative market business reflected the aggregate loss ratio for all programs. Loss reserves are estimated for each program on a quarterly basis. Due to the size of some of the programs, quarterly claim activity can cause the accident year loss ratio to fluctuate significantly period to period.
Calendar year incurred losses ceded to our external reinsurers in both our traditional and alternative market business totaled $8.0 million and $20.6 million for the three and nine months ended September 30, 2017, respectively, compared to ceded incurred losses of $1.5 million and $20.1 million for the same respective periods of 2016. The increase in ceded incurred losses for the three months ended September 30, 2017 primarily reflected one large claim with ceded losses of $5.5 million.
We recognized net favorable prior year development related to our previously established reserve of $2.3 million and $7.6 million for the three and nine months ended September 30, 2017, respectively, and $1.8 million and $3.9 million for the same respective periods of 2016. The net favorable prior year development included $0.4 million and $1.2 million related to amortization of the purchase accounting fair value adjustment for our traditional business for both the three and nine months ended September 30, 2017 and 2016, respectively. It also included net favorable prior year development for our alternative market business of $1.9 million and $6.4 million for the three and nine months ended September 30, 2017, respectively, and $1.4 million and $2.7 million for the same respective periods of 2016. The prior year favorable development reflected better than expected claims trends in the 2015 and 2016 accident years.
Within our alternative market business, audit premium from insureds results in a decrease in the net loss ratio, whereas audit premium returned to insureds results in an increase in the net loss ratio. We recognized audit premium of $0.3 million and $0.7 million in the three and nine months ended September 30, 2017, respectively, and $0.4 million in the nine months ended September 30, 2016 including a nominal amount during the 2016 three-month period, the effect of which is reflected in the tables above.
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

The table below provides a comparison of underwriting, policy acquisition and operating expenses:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2017	2016	Change		2017	2016	Change
Traditional business	$13,508	$13,821	$(313)	(2.3%)	$37,632	$39,136	$(1,504)	(3.8%)
Alternative market business	4,926	4,510	416	9.2%	14,588	13,358	1,230	9.2%
Underwriting, policy acquisition and operating expenses	$18,434	$18,331	$103	0.6%	$52,220	$52,494	$(274)	(0.5%)
The decrease in underwriting, policy acquisition and operating expenses in our traditional line of business for the 2017 three- and nine-month periods as compared to the same respective periods of 2016 was driven by the decrease in intangible asset amortization of $0.6 million and $1.7 million, respectively. In addition, the decrease in the 2017 nine-month period included the effect of a $0.6 million pension settlement charge related to the termination of a legacy Eastern pension plan recorded in the first quarter of 2016.
Underwriting Expense Ratio (the Expense Ratio)
The underwriting expense ratio for the Workers' Compensation segment included the impact of the following:

	Three Months Ended September 30
	2017			2016			Change
	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results
Underwriting expense ratio, as reported*	32.5%	30.6%	32.0%	34.6%	31.0%	33.6%	(2.1)	(0.4)	(1.6)
Less estimated ratio increase (decrease) attributable to:
Amortization of intangible assets	1.8%	—%	1.3%	3.3%	—%	2.4%	(1.5)	—	(1.1)
Management fee	1.1%	—%	0.8%	1.1%	—%	0.8%	—	—	—
Impact of audit premium	(0.3%)	(0.5%)	(0.3%)	(1.2%)	0.1%	(0.9%)	0.9	(0.6)	0.6
Impact of return premium estimate	(0.3%)	—%	(0.2%)	—%	—%	—%	(0.3)	—	(0.2)
Underwriting expense ratio, less listed effects	30.2%	31.1%	30.4%	31.4%	30.9%	31.3%	(1.2)	0.2	(0.9)

	Nine Months Ended September 30
	2017			2016			Change
	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results
Underwriting expense ratio, as reported*	30.8%	30.7%	30.8%	32.4%	31.0%	32.0%	(1.6)	(0.3)	(1.2)
Less estimated ratio increase (decrease) attributable to:
Non-recurring/unusual expenses	—%	—%	—%	0.5%	—%	0.4%	(0.5)	—	(0.4)
Amortization of intangible assets	1.8%	—%	1.3%	3.2%	—%	2.4%	(1.4)	—	(1.1)
Management fee	1.2%	—%	0.9%	1.2%	—%	0.9%	—	—	—
Impact of audit premium	(0.5%)	(0.5%)	(0.5%)	(1.0%)	(0.3%)	(0.8%)	0.5	(0.2)	0.3
Impact of return premium estimate	(0.2%)	—%	(0.2%)	(0.1%)	—%	(0.1%)	(0.1)	—	(0.1)
Underwriting expense ratio, less listed effects	28.5%	31.2%	29.3%	28.6%	31.3%	29.2%	(0.1)	(0.1)	0.1
* The underwriting expense ratios for the 2017 three- and nine-month periods in the above tables are calculated before the impact of $0.2 million and $0.4 million, respectively, and $0.2 million and $0.7 million for the same respective periods of 2016 of premiums earned that is assumed by and ceded from the traditional and alternative markets business, respectively.

The decrease in the traditional expense ratio for the three months ended September 30, 2017, exclusive of the items noted in the tables, primarily reflected the increase in net premiums earned. There were no other individually significant variances by expense category that contributed to the increase in the expense ratio. The change in the alternative market expense ratio for the three and nine months ended September 30, 2017 primarily reflected ceding commissions, which vary by program.
Non-recurring expenses for the nine months ended September 30, 2016 in the above table reflected a pension settlement charge, as discussed above.
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
SPC dividend expense (income) was as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2017	2016	Change		2017	2016	Change
Net premiums earned	$16,113	$14,539	$1,574	10.8%	$47,544	$43,026	$4,518	10.5%
Other income	34	3	31	1,033.3%	83	10	73	730.0%
Less: Net losses and loss adjustment expenses	8,016	7,888	128	1.6%	23,698	23,683	15	0.1%
Less: Underwriting, policy acquisition and operating expenses	4,926	4,510	416	9.2%	14,587	13,358	1,229	9.2%
SPC net operating results - profit/(loss)	3,205	2,144	1,061	49.5%	9,342	5,995	3,347	55.8%
Less: Eastern participation - profit/(loss)	1,483	695	788	113.4%	3,749	2,555	1,194	46.7%
SPC dividend expense (income)	$1,722	$1,449	$273	18.8%	$5,593	$3,440	$2,153	62.6%
The increase in SPC dividend expense for the 2017 three- and nine-month periods, as compared to the same periods of 2016, was due to an increase in Net premiums earned which drove the improvement in the loss and expense ratios in both periods.

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
Syndicate 1729 covers a range of property and casualty insurance and reinsurance lines, and has a maximum underwriting capacity of £100.0 million for the 2017 underwriting year, of which £57.6 million ($77.2 million based on September 30, 2017 exchange rates) is our allocated underwriting capacity. We have committed to provide capital (also referred to as FAL) of up to $200.0 million through 2022 to support our underwriting capacity and are meeting our FAL requirement with investment securities held at Lloyd's. Our FAL securities had a fair value of $99.2 million at September 30, 2017, as discussed in Note 3 of the Notes to Condensed Consolidated Financial Statements.
Our Lloyd's Syndicate segment results include both our 58% participation in the operating results of Syndicate 1729 and 100% of the operating results of our wholly owned subsidiaries that support Syndicate 1729 and were composed as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2017	2016	Change		2017	2016	Change
Gross premiums written	$20,972	$18,956	$2,016	10.6%	$56,995	$50,870	$6,125	12.0%
Net premiums written	$18,773	$16,342	$2,431	14.9%	$44,555	$42,575	$1,980	4.7%

Net premiums earned	$16,318	$14,578	$1,740	11.9%	$45,374	$40,533	$4,841	11.9%
Net investment income	412	351	61	17.4%	1,194	1,004	190	18.9%
Net realized gains (losses)	31	50	(19)	(38.0%)	105	59	46	78.0%
Other income	(1,881)	734	(2,615)	(356.3%)	(1,641)	1,174	(2,815)	(239.8%)
Net losses and loss adjustment expenses	(20,444)	(11,299)	(9,145)	80.9%	(40,718)	(25,989)	(14,729)	56.7%
Underwriting, policy acquisition and operating expenses	(6,723)	(6,251)	(472)	7.6%	(19,786)	(16,660)	(3,126)	18.8%
Income tax benefit (expense)	(61)	(1,352)	1,291	(95.5%)	495	(2,248)	2,743	(122.0%)
Segment operating results	$(12,348)	$(3,189)	$(9,159)	287.2%	$(14,977)	$(2,127)	$(12,850)	604.1%

Net loss ratio	125.3%	77.5%	47.8	pts	89.7%	64.1%	25.6	pts
Underwriting expense ratio	41.2%	42.9%	(1.7)	pts	43.6%	41.1%	2.5	pts
We normally report results from our Syndicate 1729 involvement on a quarter delay, except that investment results associated with our FAL investments and certain U.S. paid administrative expenses are reported concurrently as that information is available on an earlier time frame. However, during the third quarter of 2017, Syndicate 1729 reported preliminary loss estimates in connection with Hurricanes Harvey, Irma and Maria, which affected Texas, several states in the southeastern United States and islands in the Caribbean. Due to the availability and significance of these estimates, we have accelerated our reporting of these storm-related losses into the third quarter of 2017. We estimate our share (58%) of the net pre-tax losses from these storms to be approximately $7.5 million net of reinsurance and reinstatement premiums, which are written and earned during the period. The pre-tax impact of the recognition of these losses on the segment's operating results above for the 2017 three- and nine-month periods was as follows:

(In thousands)	Three and Nine Months Ended September 30, 2017
Gross premiums written	$1,391
Net premiums written	$1,391
Net premiums earned	$1,391
Gross losses	(36,492)
Reinsurance recoveries	27,626
Net losses and loss adjustment expenses	(8,866)
Segment operating results, before tax	$(7,475)

Premiums Written
Gross premiums written in 2017 consisted of casualty coverages (40% of total gross written premium), property insurance coverages (35%), catastrophe reinsurance coverages (19%) and property reinsurance coverages (6%). For the 2017 three- and nine-month periods, net premiums written increased primarily due to new business written and volume increases on renewal business. In addition, the increase in the 2017 three- and nine-month periods reflected the effect of reinstatement premiums recorded during the third quarter of 2017 which represents the additional premium payable to the Syndicate to restore coverage limits that have been exhausted as a result of reinsured storm-related losses under certain excess of loss reinsurance treaties. The increase in net premiums written in both periods was partially offset by revisions to contract terms related to the quota share agreement with our Specialty P&C segment, as discussed below, and, for the 2017 nine-month period, the effect of revised terms on our reinsurance arrangements.
As discussed in our Specialty P&C segment operating results, Syndicate 1729 serves as a reinsurer on a quota share basis for a wholly owned insurance subsidiary in our Specialty P&C segment. For premium assumed, we include in written premium an estimate of all premiums to be earned over the entire period covered by the reinsurance agreement, generally one year, in the quarter in which the reinsurance agreement becomes effective. The quota share agreement with our Specialty P&C segment renewed effective January 1, 2017 and reflected revised contract terms which reduced premium assumed by Syndicate 1729 by essentially half. Currently, there are no plans to renew the quota share agreement on the next renewal date on January 1, 2018. Results from this ceding arrangement are reported in the Specialty P&C segment on the same quarter delay in order to be consistent with the Lloyd's Syndicate segment as the effect of doing so is not material and thus gross premiums written for the 2017 three- and nine-month periods reflected the change to the reinsurance terms described above.
The 2015 and 2014 calendar year quota share arrangements with our Specialty P&C segment were commuted in December 2016 and 2015, respectively. Due to the reporting delay, the effect of the 2015 and 2014 commutation was reported by both segments in results during the first quarters of 2017 and 2016, respectively, and is reflected in the nine months ended September 30, 2017 and 2016, respectively. The commutations did not differ significantly from previously recorded amounts.
Net Premiums Earned
Net premiums earned consist of gross premiums earned less the portion of earned premiums that we cede to our reinsurers for their assumption of a portion of our losses. Policies written to date primarily carry a term of one year. Because premiums are generally earned pro rata over the entire policy period, fluctuations in premiums earned tend to lag those of premiums written. Additionally, premiums for certain policies and assumed reinsurance contracts are reported subsequent to the coverage period and/or may be subject to adjustment based on loss experience. These premium adjustments are earned when reported, which can result in further fluctuation in earned premium. Net premiums earned for the three and nine months ended September 30, 2017 included premium assumed from our Specialty P&C segment of approximately $2.9 million and $9.5 million, respectively, and approximately $3.4 million and $10.4 million for the same respective periods of 2016. In addition, net premiums earned in the 2017 three- and nine-month periods included reinstatement premiums associated with the storm-related losses, as previously discussed.
Net Losses and Loss Adjustment Expenses
Losses for the period were primarily recorded using the loss assumptions by risk category incorporated into the business plan submitted to Lloyd's for Syndicate 1729 with consideration given to loss experience incurred to date. The assumptions used in the business plan were consistent with loss results reflected in Lloyd's historical data for similar risks. We expect loss ratios to fluctuate from quarter to quarter as Syndicate 1729 writes more business and the book begins to mature. The loss ratios will also fluctuate due to the timing of earned premium adjustments (see discussion in this section under the heading "Net Premiums Earned"). Premium and exposure for some of Syndicate 1729's insurance policies and reinsurance contracts are initially estimated and subsequently adjusted over an extended period of time as reports are received under binding authority programs. When reports are received, the premium, exposure and corresponding loss estimates are revised accordingly. Changes in loss estimates due to premium or exposure fluctuations are incurred in the accident year in which the premium is earned.
The net loss ratio increased by 47.8% and 25.6% for the three and nine months ended September 30, 2017, respectively, driven by the estimated storm-related losses and reinstatement premiums recognized during the third quarter of 2017, as previously discussed, which increased the net loss ratio by approximately 47.7% and 17.3%, respectively. The net loss ratio in the 2016 three-month period was lower than in prior periods and reflected the reversal of approximately $2.8 million of net favorable prior year development during the third quarter of 2016 which was a result of a change in methodology related to recording prior year development. Additionally, the net loss ratio for the first nine months of 2016 was lower than in prior periods and reflected reductions attributable to shifts in the mix of business as well as increased reliance on the actual loss experience on the book of business written by Syndicate 1729.

Underwriting, Policy Acquisition and Operating Expenses
Underwriting expenses increased by $0.5 million and $3.1 million for the three and nine months ended September 30, 2017, respectively, as compared to the same periods in 2016 and primarily reflected the anticipated growth in Syndicate 1729 operations. As operations have matured, the total amount of underwriting salaries has increased along with the number of policies successfully written. Underwriting compensation is capitalized as DPAC only when efforts are successful. The decrease in the expense ratio for the 2017 three-month period was primarily due to the increase in earned premium driven by reinstatement premiums recorded and earned as a result of the storm-related losses in the third quarter of 2017, as previously discussed. The increase in the expense ratio for the 2017 nine-month period was primarily due to the timing of certain expenses relative to the increase in earned premiums.
Net Investment Income
Net investment income for the 2017 and 2016 three- and nine-month periods was primarily attributable to interest earned on the FAL investments. Our FAL investments are primarily short-term investments and investment-grade corporate debt securities.
Taxes
Operating results of this segment are subject to U.K. income tax law. Tax expense incurred in 2016 reflected the use of prior year Syndicate 1729 operating losses to offset current period Syndicate 1729 operating results.

Segment Operating Results - Corporate
Our Corporate segment includes investment operations, interest expense and U.S. income taxes, all of which are managed at the corporate level with the exception of investment assets solely allocated to Syndicate 1729 as discussed in Note 11 of the Notes to Condensed Consolidated Financial Statements. Our Corporate segment operating results also reflect non-premium revenues generated outside of our insurance entities and corporate expenses. Segment operating results included the following:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2017	2016	Change		2017	2016	Change
Net investment income	$23,317	$24,910	$(1,593)	(6.4%)	$68,398	$74,280	$(5,882)	(7.9%)
Equity in earnings (loss) of unconsolidated subsidiaries	4,164	(3,349)	7,513	224.3%	8,489	(6,607)	15,096	228.5%
Net realized gains (losses)	7,718	15,687	(7,969)	(50.8%)	18,705	18,255	450	2.5%
Other income	1,023	15	1,008	6,720.0%	1,974	758	1,216	160.4%
Underwriting, policy acquisition and operating expenses	(4,989)	(5,086)	97	(1.9%)	(21,062)	(20,748)	(314)	1.5%
Segregated portfolio cells dividend (expense) income (1)	(1,234)	(1,653)	419	(25.3%)	(3,457)	(2,361)	(1,096)	46.4%
Interest expense	(4,124)	(3,748)	(376)	10.0%	(12,402)	(11,285)	(1,117)	9.9%
Income tax benefit (expense)	(5,963)	(8,328)	2,365	(28.4%)	(4,962)	(14,209)	9,247	(65.1%)
Segment operating results	$19,912	$18,448	$1,464	7.9%	$55,683	$38,083	$17,600	46.2%
(1) Represents the investment results attributable to the SPCs at Eastern Re
Net Investment Income, Equity in Earnings (Loss) of Unconsolidated Subsidiaries, Net Realized Investment Gains (Losses)
Net Investment Income
Net investment income is primarily derived from the income earned by our fixed maturity securities and also includes dividend income from equity securities, income from our short-term and cash equivalent investments, earnings from other investments and increases in the cash surrender value of BOLI contracts. Investment fees and expenses are deducted from investment income.
Net investment income by investment category was as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2017	2016	Change		2017	2016	Change
Fixed maturities	$18,503	$20,660	$(2,157)	(10.4%)	$56,655	$63,759	$(7,104)	(11.1%)
Equities	4,495	3,779	716	18.9%	12,437	10,983	1,454	13.2%
Short-term and Other investments	1,131	1,456	(325)	(22.3%)	2,867	2,524	343	13.6%
BOLI	620	639	(19)	(3.0%)	1,517	1,537	(20)	(1.3%)
Investment fees and expenses	(1,432)	(1,624)	192	(11.8%)	(5,078)	(4,523)	(555)	12.3%
Net investment income	$23,317	$24,910	$(1,593)	(6.4%)	$68,398	$74,280	$(5,882)	(7.9%)

Fixed Maturities
The decrease in our income from fixed maturity securities for the 2017 three- and nine-month periods was due to lower yields and lower average investment balances. We reduced the size of our fixed portfolio over the last year in order to pay dividends and invest in other asset classes. On an overall basis our average investment in fixed maturity securities was approximately 8% and 6% lower for the 2017 three- and nine-month periods, respectively, as compared to the same periods of 2016.
Average yields for our fixed maturity portfolio were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
Average income yield	3.1%	3.3%	3.1%	3.3%
Average tax equivalent income yield	3.5%	3.7%	3.5%	3.8%
Equities
Income from our equity portfolio increased during the 2017 three- and nine-month periods as compared to the same periods in 2016 which reflected an increase to our allocation to this asset category as well as a different mix of equities owned.
Investment Fees and Expenses
Investment fees and expenses decreased during the 2017 three-month period as compared to the same period in 2016 primarily due to a decrease in subsequent interest expense on our LP subscriptions. Investment fees and expenses increased during the 2017 nine-month period as compared to the same period in 2016 primarily due to an increase in subsequent interest expense on our LP subscriptions and incentive fees on our convertible bond portfolio. Subsequent interest expense on some of our LPs is paid on subscriptions that occur later in the fund-raising process and incentive fees for returns that exceed a high water mark on our convertible bond portfolio reflected an increase in the fair value of the portfolio.
Equity in Earnings (Loss) of Unconsolidated Subsidiaries
Equity in earnings (loss) of unconsolidated subsidiaries is derived from our investment interests accounted for under the equity method. Results were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2017	2016	Change		2017	2016	Change
Investment LPs/LLCs	$8,227	$4,998	$3,229	64.6%	$22,590	$10,341	$12,249	118.5%
Tax credit partnerships	(4,063)	(8,347)	4,284	(51.3%)	(14,101)	(16,948)	2,847	(16.8%)
Equity in earnings (loss) of unconsolidated subsidiaries	$4,164	$(3,349)	$7,513	224.3%	$8,489	$(6,607)	$15,096	228.5%
We hold interests in certain LPs/LLCs that generate earnings from trading portfolios, secured debt, debt securities, multi-strategy funds and private equity investments. The performance of the LPs is affected by the volatility of equity and credit markets. Our investment LPs/LLCs results for the 2017 three- and nine-month periods were affected primarily by higher reported earnings from several LPs.

Our tax credit investments are designed to generate returns in the form of tax credits and tax-deductible project operating losses and are comprised of qualified affordable housing tax credit partnership interests and historic tax credit interests. We account for our tax credit investments under the equity method and record our allocable portion of the operating losses of the underlying properties based on estimates provided by the partnerships. For our qualified affordable housing tax credit partnership interests we adjust our estimates of our allocable portion of operating losses periodically as actual operating results of the underlying properties become available. Our historic tax credit investments are short-term in nature and remaining operating losses are expected to be recognized primarily during 2017. Based on operating results received, we increased our estimate of partnership operating losses by $0.1 million and $2.2 million in the 2017 three- and nine-month periods as compared to $5.1 million and $8.1 million in the same respective periods in 2016, predominantly related to our qualified affordable housing tax credit partnership interests.
The tax benefits received from our tax credit partnerships, which are not reflected in our investment results above, reduced our tax expenses in 2017 and 2016 as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(In millions)	2017	2016	2017	2016
Tax credits recognized during the period	$6.0	$7.3	$17.8	$20.8
Tax benefit of tax credit partnership operating losses	$1.4	$2.9	$4.9	$5.9
Tax credits provided by the underlying projects of the historic tax credit partnerships are typically available in the tax year in which the project is put into active service, whereas the tax credits provided by qualified affordable housing tax credit partnerships are provided over approximately a ten year period. The decrease in tax credits recognized for the three and nine months ended September 30, 2017 was primarily attributable to our historic tax credit partnership investments.
Non-GAAP Financial Measure – Tax Equivalent Investment Result
We believe that to fully understand our investment returns it is important to consider the current tax benefits associated with certain investments as the tax benefit received represents a portion of the return provided by our tax-exempt bonds, BOLI, common and preferred stocks, and tax credit partnership investments (our tax-preferred investments). We impute a pro forma tax-equivalent result by estimating the amount of fully-taxable income needed to achieve the same after-tax result as is currently provided by our tax-preferred investments. We believe this better reflects the economics behind our decision to invest in certain asset classes that are either taxed at lower rates and/or result in reductions to our current federal income tax expense. Our pro forma tax-equivalent investment result is shown in the table that follows as is a reconciliation of our GAAP net investment result to our tax equivalent result.

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2017	2016	2017	2016
GAAP net investment result:
Net investment income	$23,317	$24,910	$68,398	$74,280
Equity in earnings (loss) of unconsolidated subsidiaries	4,164	(3,349)	8,489	(6,607)
GAAP net investment result	$27,481	$21,561	$76,887	$67,673

Pro forma tax-equivalent investment result	$39,644	$36,215	$113,824	$110,784

Reconciliation of pro forma and GAAP tax-equivalent investment result:
GAAP net investment result	$27,481	$21,561	$76,887	$67,673
Taxable equivalent adjustments, calculated using the 35% federal statutory tax rate:
State and municipal bonds	2,219	2,855	7,080	8,959
BOLI	334	344	817	828
Dividends received	441	338	1,642	1,396
Tax credit partnerships	9,169	11,117	27,398	31,928
Pro forma tax-equivalent investment result	$39,644	$36,215	$113,824	$110,784

Net Realized Investment Gains (Losses)
The following table provides detailed information regarding our Net realized investment gains (losses).

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2017	2016	2017	2016
OTTI losses, total:
State and municipal bonds	$—	$(100)	$—	$(100)
Corporate debt	—	—	(419)	(7,604)
Other investments	—	—	—	(3,130)
Portion of OTTI losses recognized in other comprehensive income before taxes:
Corporate debt	—	—	248	1,068
Net impairment losses recognized in earnings	—	(100)	(171)	(9,766)
Gross realized gains, available-for-sale securities	1,721	3,853	4,294	8,920
Gross realized (losses), available-for-sale securities	(260)	(369)	(1,726)	(5,620)
Net realized gains (losses), trading securities	3,602	1,277	10,957	5,243
Net realized gains (losses), other investments	478	335	2,197	833
Change in unrealized holding gains (losses), trading securities	2,152	9,809	2,526	17,646
Change in unrealized holding gains (losses), convertible securities, carried at fair value as a part of Other investments	23	880	621	976
Other	2	2	7	23
Net realized investment gains (losses)	$7,718	$15,687	$18,705	$18,255
We did not recognize any OTTI during the 2017 three-month period. During the 2017 nine-month period, we recognized OTTI in earnings of $0.2 million and $0.2 million in non-credit impairments in OCI, both of which related to corporate bonds.
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
We also recognized a $3.1 million OTTI in earnings during the 2016 nine-month period related to an investment fund that is accounted for using the cost method (classified as Other investments). The fund is focused on the energy sector and securities held by the fund declined in value during 2016. An OTTI was recognized to reduce our carrying value of the investment to the NAV reported by the fund.
Operating Expenses
Corporate segment operating expenses for the three and nine months ended September 30, 2017 and 2016, respectively, were comprised as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2017	2016	Change		2017	2016	Change
Operating expenses	$9,333	$9,086	$247	2.7%	$32,546	$31,713	$833	2.6%
Management fee offset	(4,344)	(4,000)	(344)	8.6%	(11,484)	(10,965)	(519)	4.7%
Segment Total	$4,989	$5,086	$(97)	(1.9%)	$21,062	$20,748	$314	1.5%
The increase in operating expenses for the three months ended September 30, 2017 was primarily due to an increase in staffing costs. The increase in operating expenses for the nine months ended September 30, 2017 was primarily driven by an increase in compensation related costs and professional fees, partially offset by the effect of costs incurred during the first three quarters of 2016 related to a pre-acquisition liability from a discontinued operation.

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
Segregated Portfolio Cell Dividend Expense (Income)
During the first quarter of 2017, we began reporting in the Corporate segment the portion of the SPC dividend expense (income) that is attributable to the investment results of the SPCs, all of which are reported in the Corporate segment, to better align the expense with the related investment results of the SPCs. For comparative purposes, we have reflected the SPC dividend expense for the prior periods in the same manner. SPC dividend expense was $1.2 million and $3.5 million for the three and nine months ended September 30, 2017, respectively, as compared to $1.7 million and $2.4 million for the same respective periods of 2016. See the Underwriting, Policy Acquisition and Operating Expense section in our Workers' Compensation segment results for more information on our SPCs.
Interest Expense
Interest expense increased during the three and nine months ended September 30, 2017 driven primarily by an increase in our weighted average outstanding debt, which was $408 million and $432 million for the three and nine months ended September 30, 2017, respectively, as compared to $350 million for the same respective periods of 2016, and, to a lesser extent, an increase in the average interest rate on the outstanding borrowings under our Revolving Credit Agreement.
Interest expense for three and nine months ended September 30, 2017 and 2016 is provided in the following table:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2017	2016	Change		2017	2016	Change
Senior notes due 2023	$3,357	$3,357	$—	—%	$10,071	$10,071	$—	—%
Revolving credit agreement (including fees and amortization)	757	381	376	98.7%	2,302	1,185	1,117	94.3%
Other	10	10	—	—%	29	29	—	—%
	$4,124	$3,748	$376	10.0%	$12,402	$11,285	$1,117	9.9%

Taxes
Tax expense allocated to our Corporate segment includes U.S. tax only, which would include U.S. tax expense incurred from our corporate membership in Lloyd's of London. The U.K. tax expense incurred by the U.K. based subsidiaries of our Lloyd's Syndicate segment is allocated to that segment. Consolidated tax expense reflects tax expense of both segments, as shown in the table below:

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2017	2016	2017	2016
Corporate segment income tax expense (benefit)	$5,963	$8,328	$4,962	$14,209
Lloyd's Syndicate segment income tax expense (benefit)	61	1,352	(495)	2,248
Consolidated income tax expense (benefit)	$6,024	$9,680	$4,467	$16,457
Factors affecting our consolidated effective tax rate include the following:

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
Statutory rate	35.0%	35.0%	35.0%	35.0%
Tax-exempt income*	(5.6%)	(3.8%)	(6.8%)	(5.7%)
Tax credits	(17.0%)	(13.1%)	(18.9%)	(16.9%)
U.K. operating results	15.3%	0.5%	6.1%	0.1%
Excess tax benefit on share-based compensation	—%	—%	(2.8%)	—%
Other	(10.5%)	3.6%	(7.9%)	2.1%
Effective tax rate	17.2%	22.2%	4.7%	14.6%
* Includes tax-exempt interest, dividends received deduction and change in cash surrender value of BOLI.
Our effective tax rates for the 2017 three- and nine-month periods were 17.2% and 4.7%, respectively, and differ from the projected effective tax rate due to certain discrete items. These discrete items increased our projected effective tax rate by 7.4% and reduced our projected effective tax rate by 5.1% for the 2017 three- and nine-month periods, respectively. Our effective tax rates for the 2016 three- and nine-month periods were 22.2% and 14.6%, respectively, and differ from the projected effective tax rate due to certain discrete items. These discrete items increased our projected effective tax rate by 10.5% and 2.9% for the 2016 three- and nine-month periods, respectively. The effect of these discrete items on the 2017 and 2016 three- and nine-month periods resulted in our effective tax rates as shown in the table above.
The provision for income taxes and the effective tax rate for the 2017 three- and nine-month periods are determined based upon our estimate of an annual effective tax rate at the end of each quarterly reporting period (the projected effective tax rate) plus the impact of certain discrete items that are not included in the projected effective tax rate. Our projected effective tax rates for the 2017 and 2016 nine-month periods were 9.8% and 11.7%, respectively, before those certain discrete items were considered. Our projected effective tax rates for both the 2017 and 2016 nine-month periods were different from the statutory federal income tax rate primarily due to a portion of our investment income being tax-exempt and the utilization of tax credits transferred to us from our tax credit partnership investments. While projected tax credits for 2017 are less than 2016, they continue to have a reducing effect on the effective tax rate for the 2017 three- and nine-month periods. Tax credits were $6.0 million and $17.8 million for the three and nine months ended September 30, 2017, respectively, as compared to $7.3 million and $20.8 million for the same respective periods in 2016.
For the 2017 nine-month period, one notable discrete item that decreased our effective tax rate was the excess tax benefit on share-based compensation that resulted from the application of revised accounting guidance, which was effective January 1, 2017. Under the revised guidance, the difference between the deduction for tax purposes, which is based upon the fair market value of share-based awards and the time of vesting, and the compensation cost recognized for financial reporting purposes, which is based upon the fair market value of the share-based awards on the date of grant, is to be recognized as income tax expense (benefit) in the current period rather than an adjustment to OCI as was required under prior guidance. See Note 1 of the Notes to Condensed Consolidated Financial Statements for further discussion on the adoption of the guidance. Another discrete item that increased our effective tax rate was the exclusion of a tax benefit for U.K. losses in our Lloyd's Syndicate segment that resulted from the application of accounting guidance related to interim period taxes for entities subject to multiple tax jurisdictions. Under this accounting guidance, an entity anticipating an ordinary loss in a jurisdiction for which no tax benefit can be recognized must exclude the loss and related tax benefit from the overall calculations of the estimated annual effective tax rate and interim period tax.

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
The following table summarizes estimated changes in the fair value of our available-for-sale fixed maturity securities for specific hypothetical changes in interest rates by asset class at September 30, 2017 and December 31, 2016. There are principally two factors that determine interest rates on a given security: market interest rates and credit spreads. As different asset classes can be affected in different ways by movements in those two factors, we have broken out our portfolio by asset class in the following table.

	Interest Rate Shift in Basis Points
	September 30, 2017
($ in millions)	(200)	(100)	Current	100	200
Fair Value:
U.S. Treasury obligations	$157	$153	$148	$144	$140
U.S. Government-sponsored enterprise obligations	20	19	19	18	17
State and municipal bonds	748	720	693	667	642
Corporate debt	1,362	1,316	1,273	1,230	1,189
Asset-backed securities	349	344	335	323	310
All fixed maturity securities	$2,636	$2,552	$2,468	$2,382	$2,298

Duration:
U.S. Treasury obligations	3.03	2.95	2.86	2.78	2.71
U.S. Government-sponsored enterprise obligations	1.70	1.67	3.36	4.54	4.81
State and municipal bonds	3.77	3.74	3.75	3.79	3.82
Corporate debt	3.36	3.33	3.36	3.36	3.32
Asset-backed securities	1.77	2.12	3.10	3.85	4.17
All fixed maturity securities	3.23	3.24	3.41	3.52	3.55
($ in millions)	December 31, 2016
Fair Value:
U.S. Treasury obligations	$155	$151	$147	$142	$138
U.S. Government-sponsored enterprise obligations	31	31	30	29	29
State and municipal bonds	865	832	800	770	740
Corporate debt	1,365	1,321	1,279	1,238	1,198
Asset-backed securities	373	368	357	344	331
All fixed maturity securities	$2,789	$2,703	$2,613	$2,523	$2,436

Duration:
U.S. Treasury obligations	3.00	2.93	2.85	2.78	2.72
U.S. Government-sponsored enterprise obligations	1.55	1.70	2.39	2.67	2.70
State and municipal bonds	3.85	3.82	3.83	3.87	3.91
Corporate debt	3.21	3.20	3.22	3.22	3.18
Asset-backed securities	1.75	2.48	3.38	3.86	4.10
All fixed maturity securities	3.18	3.26	3.40	3.47	3.49

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
Our cash and short-term investment portfolio at September 30, 2017 was carried on a cost basis which approximates its fair value. Our portfolio lacks significant interest rate sensitivity due to its short duration.
Credit Risk
We have exposure to credit risk primarily as a holder of fixed income securities. We control this exposure by emphasizing investment grade credit quality in the fixed income securities we purchase.
As of September 30, 2017, 94% of our fixed maturity securities were rated investment grade as determined by NRSROs, such as Fitch, Moody’s and Standard & Poor’s. We believe that this concentration in investment grade securities reduces our exposure to credit risk on our fixed income investments to an acceptable level. However, investment grade securities, in spite of their rating, can rapidly deteriorate and result in significant losses. Ratings published by the NRSROs are one of the tools used to evaluate the creditworthiness of our securities. The ratings reflect the subjective opinion of the rating agencies as to the creditworthiness of the securities, and therefore, we may be subject to additional credit exposure should the rating prove to be unreliable.
We also have exposure to credit risk related to our receivables from reinsurers. Our receivables from reinsurers (with regard to both paid and unpaid losses) approximated $321 million at September 30, 2017 and $279 million at December 31, 2016. We monitor the credit risk associated with our reinsurers using publicly available financial and rating agency data.
Equity Price Risk
At September 30, 2017, the fair value of our equity investments, excluding our equity investments in bond investment funds as discussed in the following paragraph, was $293 million. These equity securities are subject to equity price risk, which is defined as the potential for loss in fair value due to a decline in equity prices. The weighted average beta of this group of securities was 1. Beta measures the price sensitivity of an equity security or group of equity securities to a change in the broader equity market, in this case the S&P 500 Index. If the value of the S&P 500 Index increased by 10%, the fair value of these securities would be expected to increase by 10.0% to $322 million. Conversely, a 10% decrease in the S&P 500 Index would imply a decrease of 10.0% in the fair value of these securities to $264 million. The selected hypothetical changes of plus or minus 10% do not reflect what could be considered the best or worst case scenarios and are used for illustrative purposes only.
Our equity investments include equity investments in certain bond investment funds which are not significantly subject to equity price risk, and thus we have excluded these investments from the above analysis.

ITEM 4. CONTROLS AND PROCEDURES.
The Chief Executive Officer and Chief Financial Officer of the Company participated in management’s evaluation of our disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of September 30, 2017. ProAssurance’s disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, those controls during the quarter.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
See Note 6 of the Notes to Condensed Consolidated Financial Statements.
ITEM 1A. RISK FACTORS.
There are no changes to the "Risk Factors" in Part 1, Item 1A of the 2016 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)	Not applicable.

(b)	Not applicable.

(c)	Information required by Item 703 of Regulation S-K.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs* (In thousands)
July 1 - 31, 2017	—	N/A	—	$109,643
August 1 - 31, 2017	—	N/A	—	$109,643
September 1 - 30, 2017	—	N/A	—	$109,643
Total	—	$—	—

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
November 6, 2017

/s/ Edward L. Rand, Jr.
Edward L. Rand, Jr.
Chief Financial Officer
(Duly authorized officer and principal financial officer)