Form 10-K
period 2017-12-31
PROASSURANCE CORP
filed 2018-02-21
CIK 1127703

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]
for the fiscal year ended December 31, 2017,
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of voting stock held by non-affiliates of the registrant at June 30, 2017 was $3,178,564,902.
As of February 16, 2018, the registrant had outstanding approximately 53,457,021 shares of its common stock.

Documents incorporated by reference in this Form 10-K

(i)	The definitive proxy statement for the 2018 Annual Meeting of the Stockholders of ProAssurance Corporation (File No. 001-16533) is incorporated by reference into Part III of this report.

Glossary of Terms and Acronyms

When the following terms and acronyms appear in the text of this report, they have the meanings indicated below.

Term	Meaning
ACA	The Affordable Care Act
ALAE	Allocated loss adjustment expense
AOCI	Accumulated other comprehensive income (loss)
BEAT	Base erosion anti-abuse tax
Board	Board of Directors of ProAssurance Corporation
BOLI	Business owned life insurance
CIMA	Cayman Islands Monetary Authority
Council of Lloyd's	The governing body for Lloyd's of London
COSO	Committee of Sponsoring Organizations of the Treadway Commission
Commutation	An agreement between a ceding insurer and the reinsurer that provides for the valuation, payment, and complete discharge of all obligations between the parties under a particular reinsurance contract
DDR	Death, disability and retirement
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act
DPAC	Deferred policy acquisition costs
Eastern Re	Eastern Re, LTD, S.P.C.
EBUB	Earned but unbilled premium
ERM	Enterprise Risk Management
FAL	Funds at Lloyd's
FASB	Financial Accounting Standards Board
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FIO	Federal Insurance Office
FNMA	Federal National Mortgage Association
GAAP	Generally accepted accounting principles in the United States of America
GNMA	Government National Mortgage Association
HCPL	Healthcare professional liability
IBNR	Incurred but not reported
IRS	Internal Revenue Service
LAE	Loss adjustment expense
LIBOR	London Interbank Offered Rate
LLC	Limited liability company
Lloyd's	Lloyd's of London market
LP	Limited partnership
Medical technology liability	Medical technology and life sciences products liability
Model Holding Co. Law	Model Insurance and Holding Company System Regulatory Act and Regulation
NAIC	National Association of Insurance Commissioners
NAV	Net asset value
NFIP	National Flood Insurance Program
NOL	Net operating loss
NRSRO	Nationally recognized statistical rating organization
NYDFS	New York Department of Financial Services
NYSE	New York Stock Exchange

Term	Meaning
OCI	Other comprehensive income (loss)
ORSA	Risk Management and Own Risk and Solvency Assessment Model Act
OTTI	Other-than-temporary impairment
PCAOB	Public Company Accounting Oversight Board
ProAssurance Plan	Non-qualified deferred compensation plan
ProAssurance Savings Plan	Defined contribution savings and retirement plan
Revolving Credit Agreement	ProAssurance's $250 million revolving credit agreement
ROE	Return on equity
SAB	Staff Accounting Bulletin, which reflects the SEC staff's views regarding accounting-related disclosure practices
SAP	Statutory accounting principles
SEC	Securities and Exchange Commission
SPA	Special Purpose Arrangement
SPC	Segregated portfolio cell
Specialty P&C	Specialty Property and Casualty
Syndicate 1729	Lloyd's of London Syndicate 1729
Syndicate 6131	Lloyd's of London Syndicate 6131, a Special Purpose Arrangement with Lloyd's of London Syndicate 1729
Syndicate Credit Agreement	Unconditional revolving credit agreement with the Premium Trust Fund of Syndicate 1729
TCJA	Tax Cuts and Jobs Act H.R.1 of 2017
TRIA	Federal Terrorism Risk Insurance Act
U.K.	United Kingdom of Great Britain and Northern Ireland
ULAE	Unallocated loss adjustment expense
VIE	Variable interest entity

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

•	changes in the interest and tax rate environment;
•	resolution of uncertain tax matters and changes in tax laws, including the impact of the TCJA;
•	changes in U.S. laws or government regulations regarding financial markets or market activity that may affect the U.S. economy and our business;
•	changes in the ability of the U.S. government to meet its obligations that may affect the U.S. economy and our business;
•	performance of financial markets affecting the fair value of our investments or making it difficult to determine the value of our investments;
•	changes in requirements or accounting policies and practices that may be adopted by our regulatory agencies, the FASB, the SEC, the PCAOB or the NYSE that may affect our business;
•	changes in laws or government regulations affecting the financial services industry, the property and casualty insurance industry or particular insurance lines underwritten by our subsidiaries;
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

Additional risks, assumptions and uncertainties that could arise from our membership in the Lloyd's of London market and our participation in Lloyd's Syndicates include, but are not limited to, the following:

•	members of Lloyd's are subject to levies by the Council of Lloyd's based on a percentage of the member's underwriting capacity, currently a maximum of 3%, but can be increased by Lloyd's;
•
Syndicate operating results can be affected by decisions made by the Council of Lloyd's which the management of Syndicate 1729 and Syndicate 6131 have little ability to control, such as a decision to not approve the business plan of Syndicate 1729 or Syndicate 6131, or a decision to increase the capital required to continue operations, and by our obligation to pay levies to Lloyd's;

•
Lloyd's insurance and reinsurance relationships and distribution channels could be disrupted or Lloyd's trading licenses could be revoked making it more difficult for a Lloyd's Syndicate to distribute and market its products;

•	rating agencies could downgrade their ratings of Lloyd's as a whole; and
•
Syndicate 1729 and Syndicate 6131 operations are dependent on a small, specialized management team and the loss of their services could adversely affect the Syndicate’s business. The inability to identify, hire and retain other highly qualified personnel in the future, could adversely affect the quality and profitability of Syndicate 1729’s or Syndicate 6131's business.

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

PART I
ITEM 1. BUSINESS
Overview
ProAssurance Corporation is a holding company for property and casualty insurance companies. For the year ended December 31, 2017, our net premiums written totaled $764 million, and at December 31, 2017 we had Total Assets of $4.9 billion and $1.6 billion of Shareholders' Equity.
Our Mission
We exist to Protect Others
Our Vision
We will be the best in the world at understanding and providing solutions for the risks our customers encounter as healers, innovators, employers and professionals. Through an integrated family of specialty companies, products and services, we will be a trusted partner enabling those we serve to focus on their vital work. As the employer of choice, we embrace every day as a singular opportunity to reach for extraordinary outcomes, build and deepen superior relationships, and accomplish our mission with infectious enthusiasm and unbending integrity.
Our wholly owned insurance subsidiaries provide professional liability insurance for healthcare professionals and facilities, professional liability insurance for attorneys, liability insurance for medical technology and life sciences risks and workers' compensation insurance. We are also the majority capital provider for Syndicate 1729 which writes a range of property and casualty insurance and reinsurance lines. In addition, we are the sole (100%) capital provider of a newly formed SPA, Syndicate 6131, which began active operations in 2018 and focuses on contingency and specialty property business.
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
As part of our disclosure through the Investor Relations section of our website, we publish our annual report on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K and all other public SEC filings as soon as reasonably practical after filing with the SEC on its EDGAR system. These SEC filings can be found on our website at investor.proassurance.com/Docs. This section also includes information regarding stock trading by corporate insiders by providing access to SEC Forms 3, 4 and 5 when they are filed with the SEC. In addition to federal filings on our website, we make available other documents that provide important additional information about our financial condition and operations. Documents available on our website include the financial statements we file with state regulators (compiled under SAP as required by regulation), news releases that we issue, a listing of our investment holdings and certain investor presentations. The Governance section of our website provides copies of the charters for our governing committees and many of our governing policies. Printed copies of these documents may be obtained from Frank O’Neil, Senior Vice President, ProAssurance Corporation, either by mail at P.O. Box 590009, Birmingham, Alabama 35259-0009, or by telephone at (205) 877-4400 or (800) 282-6242.
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
We provided the majority of the capital for the newly formed Syndicate 1729 in November 2013, and Syndicate 1729 began active operations effective January 1, 2014. We provided 100% of the capital for the newly formed SPA, Syndicate 6131, in December 2017, and Syndicate 6131 began active operations effective January 1, 2018.
Our Strategy
Our main business objective is to generate attractive total return for our shareholders. The basic components of our strategy for achieving this objective are as follows:

•
Provide specialized healthcare-centric expertise to meet evolving demands in the healthcare marketplace. Through our focus on healthcare, we provide traditional liability insurance products to healthcare providers. We also leverage our reach, expertise and financial strength to provide innovative and customized products to meet the risk management needs of larger healthcare organizations or groups.

•
Provide superior workers' compensation products and services. We provide unique workers' compensation products and services that focus on increasing an organization's productivity while reducing costs. We do this by providing innovative programs and solutions that address the specific needs of our customers and return injured workers to wellness.

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

•
Provide superior customer service. Our mission statement, "We exist to Protect Others," goes hand-in-hand with our corporate brand promise, "Treated Fairly." Our employees demonstrate our core values of integrity, leadership, relationships and enthusiasm every day and are focused on meeting the needs of our customers.

•
Maintain a conservative investment strategy. We believe that we follow a conservative investment strategy designed to emphasize the preservation of our capital and provide adequate liquidity for the prompt payment of claims. Our investment portfolio consists primarily of investment-grade, fixed-maturity securities of short-to medium-term duration.

•	Maintain financial stability. We are committed to maintaining claims paying ratings of "A" or better from major rating agencies.
Organization and Segment Information
We operate through multiple insurance organizations and report our operating results in four segments, as follows:

•	Specialty Property and Casualty Segment - This segment includes our professional liability business and our medical technology and life sciences business.

•	Workers' Compensation Segment - This segment includes our workers' compensation business which we provide for employers, groups and associations.

•	Lloyd's Syndicate Segment - This segment includes operating results from our participation in Lloyd's Syndicates.

•
Corporate Segment - This segment includes our investment operations, interest expense and U.S. income taxes, all of which are managed at the corporate level with the exception of investment assets solely allocated to Lloyd's Syndicate operations. This segment also includes non-premium revenues generated outside of our insurance entities and corporate expenses.

Gross Premiums Written
Gross premiums written for the years ended December 31, 2017, 2016 and 2015 were comprised as follows:

	Year Ended December 31
($ in thousands)	2017		2016		2015
Specialty P&C (1)	$549,323	63%	$535,725	64%	$526,296	65%
Workers' Compensation	263,391	30%	247,940	30%	243,608	30%
Syndicate 1729 (2)	70,224	8%	65,157	8%	56,929	7%
Inter-segment revenues (2)	(8,062)	(1%)	(13,808)	(2%)	(14,615)	(2%)
Total	$874,876	100%	$835,014	100%	$812,218	100%
(1) Primarily comprised of one-year term policies, but includes premium related to policies with a two-year term of $27.4 million in 2017, $21.9 million in 2016 and $29.7 million in 2015.

(2)
Our written premium includes our 58% share of premiums written by Syndicate 1729, including casualty premium assumed by Syndicate 1729 from our Specialty P&C segment. We eliminate this inter-segment revenue.

We do not allocate assets to segments because investments and other assets are not managed at the segment level. Additional detailed information regarding premium by individual product type within each of our insurance segments is provided in Item 7, Management's Discussion and Analysis, in the Results of Operations section, under the headings "Premiums Written."
Our insurance exposures are primarily within the U.S. As a result of our participation in Syndicate 1729, we had net written premium of $21.3 million in 2017, $12.2 million in 2016 and $4.7 million in 2015 associated with insurance exposures outside of the U.S.
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
We utilize independent agencies and brokers as well as an internal sales force to write our HCPL business. For the year ended December 31, 2017, approximately 65% of our HCPL gross premiums written were produced through independent insurance agencies or brokers. The agencies and brokers we use typically sell through healthcare insurance specialists who are able to convey the factors that differentiate our professional liability insurance products. In 2017, our ten largest agents or brokers produced approximately 27% of our HCPL premium; individually, no one agency produced more than 10% of our HCPL premium.
In marketing our professional liability products we emphasize our financial strength, product flexibility and excellent claims, underwriting and risk resource services. We market our insurance products through our direct sales force and through our agents as well as direct mailings and advertising in industry-related publications. We also are involved in professional societies and related organizations and support legislation that will have a positive effect on healthcare and legal liability issues. We maintain regional underwriting centers which permit us to consistently provide a high level of customer service to both small and large accounts.
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
We also provide professional liability coverage to attorneys, and this is a less significant portion of our business, accounting for approximately 3% of our 2017 gross premiums written.
During 2016, we expanded our alternative market solutions by writing new healthcare premium in certain SPCs. All or a portion of the premium written is ceded to Eastern Re, our wholly owned reinsurance subsidiary domiciled in the Cayman Islands. Total alternative market premium written in this segment during 2017 was approximately $4.3 million of which 100% was ceded to the SPCs operated through Eastern Re. Our Specialty P&C segment does not currently participate in the cells that write HCPL premium, and therefore retains no underwriting profit or loss on the business ceded to Eastern Re.
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
Underwriting decisions for our medical technology liability coverages consider the type of risk, the amount of coverage being sought, the expertise and experience of the applicant, and the expected volume of product sales. Close to 100% of our medical technology liability business is written through independent brokers. In 2017, our top ten largest brokers generated approximately 49% of our medical technology liability gross written premium, with no one broker representing more than 14%.

We do not appoint agents for our medical technology liability business. We strongly defend our medical technology liability claims, with a negotiated settlement being the most frequent means of resolution.
Workers' Compensation Segment
Our Workers' Compensation segment offers workers' compensation products in the Mid-Atlantic, Southeast, Midwest, Gulf South and New England regions of the continental U.S. Our workers' compensation business consists of two major business activities:

•
Traditional workers' compensation insurance coverages provided to employers, generally those with 1,000 employees or less. Types of policies offered include guaranteed cost policies, policyholder dividend policies, retrospectively-rated policies and deductible policies.

•
Alternative market workers’ compensation solutions provided to individual companies, groups and associations whereby the premium written is 100% ceded to either the SPCs within Eastern Re or to unaffiliated captive insurers. Of our total alternative market premiums written, approximately 92% in 2017 and 90% in 2016 was ceded to SPCs operated through Eastern Re. Each SPC is owned, fully or in part, by an agency or insured group or association, hereafter referred to as cell participants. The SPC is operated solely for the benefit of cell participants of that particular cell, and the pool of assets of one SPC are statutorily protected from the creditors of any other SPC. The underwriting results and investment income of the SPCs are shared with the cell preferred shareholders or participants in accordance with the terms of the cell agreements. We participate as either a preferred shareholder or participant to a varying degree in the results of certain SPCs. As of December 31, 2017, our ownership interest in the SPCs in which we participate is as low as 25% and as high as 85%.

All of our workers' compensation products are distributed through a group of appointed independent agents.
We utilize an individual account underwriting strategy for our workers' compensation business that is focused on selecting quality accounts. The goal of our workers’ compensation underwriters is to select a diverse book of business with respect to risk classification, hazard level and geographic location. We target accounts with strong return to wellness and safety programs in primarily low to middle hazard levels such as clerical offices, light manufacturing, healthcare, auto dealers and service industries and maintain a strong risk management unit in order to better serve our customers' needs. During 2017, we established our Eastern Specialty Risk unit, which focuses on higher hazard risks in select industries. New business written totaled $4.6 million in this unit in 2017.
We actively seek to reduce our workers' compensation loss costs by placing a concentrated focus on returning injured workers to wellness as quickly as possible. We emphasize early intervention and aggressive disability management, utilizing in-house and third-party specialists for case management, including medical cost management. Strategic vendor relationships have been established to reduce medical claim costs and include preferred provider, physical therapy, prescription drug and catastrophic medical services.
Lloyd's Syndicate Segment
Our Lloyd's Syndicate segment includes operating results from our participation in Lloyd's of London Syndicates. The results of this segment are normally reported on a quarter delay, except when information is available that is material to the current period. Furthermore, investment results associated with investment assets solely allocated to Lloyd's Syndicate operations and certain U.S. paid administrative expenses are reported concurrently as that information is available on an earlier time frame. We have a total capital commitment to support Syndicate 1729 and Syndicate 6131 through 2022 of up to $200 million. For the 2018 underwriting year, we have satisfied our capital commitment with investment securities deposited with Lloyd's which at December 31, 2017 had a fair value of approximately $123.9 million.
Lloyd's Syndicate 1729
We are the majority (58%) capital provider to Syndicate 1729 with the remaining capital provided by unrelated third parties, including private names and other corporate members. For the 2018 underwriting year, we increased our participation in the operating results of Syndicate 1729 from 58% to 62%. Syndicate 1729 covers a range of property and casualty insurance and reinsurance lines, primarily for risks within the U.S., and for the 2018 underwriting year has a maximum underwriting capacity of £132 million (approximately $178.4 million at December 31, 2017), of which £82 million (approximately $110.8 million at December 31, 2017) is our allocated underwriting capacity as a corporate member.
Lloyd's Syndicate 6131
Beginning in 2018, our Lloyd's Syndicate segment will include the operating results of a newly formed SPA, Syndicate 6131. A Lloyd's SPA is only allowed to underwrite one quota share reinsurance contract with another Lloyd's syndicate, which in this arrangement is Syndicate 1729. We are the sole (100%) capital provider to Syndicate 6131 which will focus on contingency and specialty property business. For the 2018 underwriting year, Syndicate 6131 has a maximum underwriting capacity of £8 million (approximately $10.8 million at December 31, 2017).

Corporate Segment
Our Corporate segment includes investment operations managed at the corporate level, except investment assets solely allocated to Lloyd's Syndicate operations, non-premium revenues generated outside of our insurance entities and corporate expenses, including interest expense and U.S. income taxes. We apply a consistent management strategy to the entire investment portfolio managed at the corporate level. Accordingly, we report those investment results and net realized investment gains and losses within our Corporate segment. Our overall investment strategy is to maximize current income from our investment portfolio while maintaining safety, liquidity, duration targets and portfolio diversification. The portfolio is generally managed by professional third-party asset managers whose results we monitor and evaluate. The asset managers typically have the authority to make investment decisions within the asset classes they are responsible for managing, subject to our investment policy and oversight, including a requirement that available-for-sale securities in a loss position cannot be sold without specific authorization from us. See Note 3 of the Notes to Consolidated Financial Statements for more information on our investments.
Competition
The marketplace for all our lines of business is very competitive. Within the U.S. our competitors are primarily domestic insurance companies and range from large national insurers whose financial strength and resources may be greater than ours to smaller insurance entities that concentrate on a single state and as a result have an extensive knowledge of the local markets. Additionally, there are many providers, domestic and international, of alternative risk management solutions. Syndicate 1729 and Syndicate 6131, which are based in the U.K., face significant competition from other Lloyd's syndicates as well as other international and domestic insurance and reinsurance firms operating in the country of the insured. Competitive distinctions include pricing, size, name recognition, service quality, market commitment, market conditions, breadth and flexibility of coverage, method of sale, financial stability, ratings assigned by rating agencies and regulatory conditions.
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
The workers’ compensation industry is highly competitive in the geographic markets in which we operate. Price competition, including the leveraging of workers’ compensation business by multi-line insurers, and the effect of loss cost reductions in many of the states in which we write business impacted our renewal rates during 2017, and we expect the trend to continue in 2018. We believe our product offerings allow us to provide flexibility in offering workers’ compensation solutions to our customers at a competitive price. In addition, we believe that our claims handling and risk management services are attractive to our customers and provide us with a competitive advantage even when our pricing is higher than our competitors.
For all of our business, we recognize the importance of providing our products at competitive rates, but we do not price our products at rates that will not permit us to meet our profit targets. We base our rates on current loss projections, maintaining a long-term focus even when this approach reduces our top line growth. We believe that our size, reputation for effective claims management, unique customer service focus, multi-state presence and broad spectrum of coverages offered provides us with competitive advantages, even as the needs of our insureds change.
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

Insurance Regulatory Matters
We are subject to regulation under the insurance and insurance holding company statutes of various jurisdictions, including the domiciliary states of our insurance subsidiaries and other states in which our insurance subsidiaries do business. Our insurance subsidiaries are primarily domiciled in the U.S. Our states of domicile include Alabama, Illinois, Michigan, Pennsylvania and Vermont. Our foreign jurisdictions include our reinsurance operations based in the Cayman Islands, a territory of the U.K., and, through our participation in Lloyd's Syndicates, our insurance and reinsurance operations based in the U.K.
United States
Our insurance subsidiaries are required to file detailed annual statements in their states of domicile, with the NAIC and, in some cases, with the state insurance regulators in each of the states in which they do business. The laws of the various states establish agencies with broad authority to regulate, among other things, licenses to transact business, premium rates for certain types of coverage, trade practices, agent licensing, policy forms, underwriting and claims practices, reserve adequacy, transactions with affiliates and insurer solvency. Such regulations may hamper our ability to meet operating or profitability goals, including preventing us from establishing premium rates for some classes of insureds that adequately reflects the level of risk assumed for those classes. Many states also regulate investment activities on the basis of quality, distribution and other quantitative criteria. States have also enacted legislation, typically based in whole or in part on NAIC model laws, which regulates insurance holding company systems, including acquisitions, the payment of dividends, the terms of affiliate transactions, enterprise risk and solvency management, and other related matters.
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
Insurance Regulation Concerning Cybersecurity
In March 2017, new cybersecurity rules took effect for financial institutions, insurers and other companies regulated by the NYDFS. The NYDFS Cybersecurity Regulation's intent is to encourage the protection of consumer information, as well as the technology systems of NYDFS regulated entities. We are currently compliant according to the transition periods defined in the NYDFS Cybersecurity Regulation.
In addition, in October 2017, the NAIC adopted the Insurance Data Security Model Law, which creates rules for insurers, agents and other licensed entities covering data security and investigation and notification of breach. Such rules include maintaining an information security program based on an ongoing risk assessment, overseeing third-party service providers, investigating data breaches and notifying regulators of a cybersecurity event. We expect states, including our states of domicile, to adopt the NAIC's Insurance Data Security Model Law. We do not expect compliance with the Insurance Data Security Model Law to have a material impact on our financial condition or results of operations as it closely resembles the NYDFS Cybersecurity Regulation.

Statutory Accounting and Reporting
Insurance companies are required to file detailed quarterly and annual reports with state insurance regulators in their state of domicile and each of the states in which they do business. Their business and accounts are subject to examination by such regulators at any time. The financial information in these reports is prepared in accordance with SAP. Insurance regulators periodically examine each insurer’s adherence to SAP, financial condition and compliance with insurance department rules and regulations.
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
Risk-Based Capital and Risk Assessment
In order to enhance the regulation of insurer solvency, each state of domicile in accordance with an NAIC-defined formula specifies risk-based capital requirements for property and casualty insurance companies. At December 31, 2017, all of ProAssurance’s insurance subsidiaries substantially exceeded the minimum required risk-based capital levels.
In late 2010, the NAIC adopted the Model Holding Co. Law. The Model Holding Co. Law, as compared to previous NAIC guidance, increases regulatory oversight of and reporting by insurance holding companies, including reporting related to non-insurance entities, and requires reporting of risks affecting the holding company group. Additionally, in 2012 the NAIC adopted ORSA, which requires insurers to maintain a framework for identifying, assessing, monitoring, managing and reporting on the “material and relevant risks” associated with the insurer's (or insurance group's) current and future business plans. ORSA requires larger insurers, generally those with annual written premium volume greater than $1.0 billion as a group or $500 million as an individual insurer, to file an internal assessment of solvency with insurance regulators annually beginning in 2015. Although no specific capital adequacy standard is currently articulated in ORSA, it is possible that such standard will be developed over time. The Model Holding Co. Law and ORSA will be binding only if adopted by state legislatures and/or state insurance regulatory authorities and actual regulations adopted by any state may differ from that adopted by the NAIC. As of December 31, 2017, all states have adopted the Model Holding Co. Law and 48 states have adopted ORSA. ProAssurance did not meet ORSA filing criteria in 2017.
Also, the NAIC subsequently revised the Model Holding Co. Law to include provisions which allow regulatory supervision of the holding company group through supervisory colleges and which require reporting of risk and solvency assessments for the group. Certain states in which we operate adopted these revisions early and we began filing our risk and solvency assessment in 2014.
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
The Dodd-Frank Act was enacted in July 2010 and established additional regulatory oversight of financial institutions. To date, the Dodd-Frank Act has not materially affected our business. However, development of regulations is not complete, and there could yet be changes in the regulatory environment that affect the way we conduct our operations or the cost of compliance, or both.
One of the federal government bodies created by the Dodd-Frank Act was the FIO which in December 2013 released a proposal on insurance modernization and improvement of the system of insurance regulation in the U.S. Although the FIO is prohibited from directly regulating the business of insurance, it has authority to represent the U.S. in international insurance matters and has limited power to preempt certain types of state insurance laws. The proposal advocates significantly greater federal involvement in insurance regulation and identifies necessary reforms by the states to preclude further consideration of direct federal regulation. While the proposal does not necessarily imply that the federal government will displace state regulation completely, it does recommend more of a hybrid approach to insurance regulation. In response to the FIO proposal, the NAIC and a number of state legislatures have considered or adopted legislative proposals that alter and, in many cases, increase the authority of state agencies to regulate insurance companies and insurance holding company systems. We cannot predict whether the proposals will be adopted or what impact, if any, subsequently enacted laws might have on our business, financial condition or results of operations.
In June 2017, the U.S. House of Representatives passed the Financial CHOICE Act, which would amend or repeal certain regulations in the Dodd-Frank Act, specifically modifying provisions related to insurance regulation. Revisions include the consolidation of two conflicting federal insurance positions into a single position established to advocate for the U.S. insurance industry at domestic and international levels, while preserving the traditional state-based system of insurance regulation. This proposed legislation is now being considered by the U.S. Senate. We are unable to predict with any certainty the effect that the Financial CHOICE Act, if passed, will have on our business.
In June 2012, Congress passed the Biggert-Waters Bill, which provided for a five-year renewal of the NFIP and, among other things, authorized the Federal Emergency Management Agency to carry out initiatives to determine the capacity of private insurers, reinsurers, and financial markets to assume a greater portion of the flood risk exposure in the U.S. and to assess the capacity of the private reinsurance market to assume some of the program’s risk. In August 2017, the President of the U.S. signed an executive order revoking the establishment of a federal flood risk management standard. In November 2017, the U.S. House of Representatives adopted a bill to reauthorize the NFIP for five years and implement several reforms, including provisions designed to spur additional private insurer involvement in covering flood risk, but the U.S. Senate has yet to vote on the measure. Due to the 2017 hurricane season, Congress adopted a short-term extension to fund the NFIP through January 2018, which lapsed on January 19, 2018. On January 22, 2018, Congress reauthorized the NFIP retroactively by adopting a short-term extension through February 2018. We cannot predict whether the proposals will be adopted or what impact, if any, subsequently enacted laws might have on our business, financial condition or results of operations.

U.S. Department of the Treasury Report
In February 2017, the President of the U.S. issued an Executive Order that calls for a comprehensive review of laws, treaties, regulations, policies and guidance regulating the U.S. financial system, and requires the Secretary of the Treasury to consult with the heads of the member agencies of the Financial Stability Oversight Council to identify any laws, regulations or requirements that inhibit federal regulation of the financial system in a manner consistent with the core principles identified in the Executive Order. The Secretary’s report on asset management and insurance was issued in October 2017 and recommended activities-based evaluations of systemic risk in the insurance industry rather than an entity-based approach. The report also supported primary regulation of the U.S. insurance industry by the states rather than the federal government. We cannot predict whether any of the recommendations will ultimately become laws, regulations or other requirements applicable to our business.
U.S. Tax Legislation
On December 22, 2017, the President of the U.S. signed the TCJA into law. The TCJA includes significant changes to the U.S. corporate income tax system, including a reduction in the federal corporate rate from 35% to 21% beginning after December 31, 2017, changes to loss reserve discounting factors, limitations on the deductibility of interest expense and executive compensation, and modifications of the taxation of non-U.S. subsidiaries. Additionally, the TCJA could result in material uncertainties with respect to estimates made in our provision for income taxes and could materially affect management’s assessment of the need for a valuation allowance. See further discussion of the impact of the TCJA on our results of operations and financial position provided in Item 7, Management's Discussion and Analysis, in the Critical Accounting Estimates section under the heading "Taxes" or Note 5 of the Notes to Consolidated Financial Statements.
Terrorism Risk Insurance Act
TRIA, initially enacted in 2002 and reauthorized in 2007 and 2015, ensures the availability of insurance coverage for certain acts of terrorism, as defined in the legislation. The 2015 reauthorization extended the program through 2020. TRIA currently provides that during 2018 a loss event must exceed $160 million to trigger coverage and that the federal government will reimburse 82% of an insurer’s losses in excess of the insurer’s deductible, up to the maximum annual federal liability of $100 billion. The event trigger will gradually increase to $200 million by 2020 and the reimbursement percentage will gradually decline to 80% by 2020. TRIA requires that we offer terrorism coverage to our commercial policyholders in our workers' compensation line of business, for which we may, when warranted, charge an additional premium. The policyholders may or may not accept such coverage.
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
United Kingdom
Syndicate 1729 and Syndicate 6131 are regulated in the U.K. by the Prudential Regulation Authority and the Financial Conduct Authority. All Lloyd's Syndicates must also comply with the bylaws and regulations established by the Council of Lloyd's including submission and approval of an annual business plan and maintenance of stipulated capital levels. Also, the Council of Lloyd's may call or assess a percentage of a member's underwriting capacity (currently a maximum of 3%) as a contribution to Lloyd's Central Fund, which, similar to state guaranty funds in the U.S., meets policyholder obligations if a Lloyd's member is otherwise unable to do so.
The European Union's executive body, the European Commission, has implemented new capital adequacy and risk management regulations called Solvency II that applies to businesses within the European Union. Solvency II became effective January 1, 2016. Both Syndicate 1729 and Syndicate 6131 follow the Solvency II compliance guidelines set out by the Council of Lloyd's.
In June 2016, the U.K. approved a referendum to exit the European Union, commonly referred to as "Brexit", which resulted in volatility in global stock markets and currency exchange rates, and has increased political, economic and global market uncertainty. The formal process for Brexit was triggered in March 2017 by the filing of a notice to withdraw. The effects of Brexit will depend in part on any agreements the U.K. makes to retain access to European Union markets either during a transitional period or more permanently. Brexit could impair or end the ability of Lloyd's Syndicates to transact business in European Union countries. Until the withdrawal is finalized, Lloyd's is currently permitted to operate without the need for additional licensing or authorization from each individual country. In March 2017, Lloyd's announced that it will be establishing a new European insurance company in Brussels in order to maintain access to European Union business for the 2019 renewal season, subject to regulatory approval. We cannot predict the nature and extent of the impact that Brexit will have on regulation, interest rates, currency exchange rates and financial markets.
Enterprise Risk Management
As a large property and casualty insurance provider, we are exposed to many risks stemming from both our insurance operations and the environments in which we operate. Since certain risks can be correlated with other risks, an event or a series of events can impact multiple areas of the Company simultaneously and have a material effect on the Company's results of operations, financial position and/or liquidity. In response to these exposures we have implemented an ERM program. Our ERM program consists of numerous processes and controls that have been designed by our senior management with oversight by our Board and implemented across our organization. We utilize ERM to identify potential risks from all aspects of our operations and to evaluate these risks in a manner that is both prudent and balanced. Our primary objective is to develop a risk appetite that creates and preserves value for all of our stakeholders.
Employees
At December 31, 2017, we had 994 employees, none of whom were represented by a labor union. We consider our employee relations to be good.

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
As a property and casualty insurer we are exposed to claims arising out of catastrophes, primarily through our workers' compensation and Lloyd's Syndicate operations. Catastrophes can be caused by various events, including hurricanes, tsunamis, tornadoes, windstorms, earthquakes, hailstorms, explosions, flooding, severe winter weather and fires and may include man-made events, such as terrorist attacks or a widespread financial crisis. The incidence, frequency and severity of catastrophes are inherently unpredictable. While we use historical data and modeling tools to assess our potential exposure to catastrophic losses under various conditions and probability scenarios, such assessments do not necessarily accurately predict future losses or accurately measure our potential exposure. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event.
Our loss exposure for a terrorist act meeting the TRIA definition is mitigated by our coverage provided by this program as described in Part I under the heading "Insurance Regulatory Matters." Congress has the ability to alter or repeal the provisions of TRIA at its discretion, and if altered or repealed our exposure could increase and result in premium increases for those types of coverages. Workers' compensation coverages cannot exclude damages related to an act of terrorism and if TRIA were repealed or the benefits were substantially reduced, this might affect our ability to offer these coverages at a reasonable rate.
Insurance companies are not permitted to reserve for a catastrophe until it has occurred. Although we purchase reinsurance protection for risks we believe bear a significant level of catastrophe exposure, actual losses resulting from a catastrophic event or events may exceed our reinsurance protection. Furthermore, for significant catastrophic exposure, the inability or unwillingness of the reinsurer to make timely payments under the terms of the reinsurance agreement could impact our liquidity. It is therefore possible that a catastrophic event or multiple catastrophic events could have a material adverse effect on our financial position, results of operations and liquidity.
Our results of operations and financial condition may be affected if actual insured losses differ from our loss reserves or if actual amounts recoverable under reinsurance agreements differ from our estimated recoverables.
We establish reserves as balance sheet liabilities representing our estimates of amounts needed to resolve reported and unreported losses and pay related loss adjustment expenses. Our largest liability is our reserve for losses and loss adjustment expenses. Due to the size of our reserve for losses and loss adjustment expenses, even a small percentage adjustment to our reserve can have a material effect on our results of operations for the period in which the change is made.
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

At December 31, 2017 our receivable from reinsurers on unpaid losses and loss adjustment expenses was $336 million and our receivable from reinsurers on paid losses and loss adjustment expenses was $7 million. As of December 31, 2017, no reinsurer, on an individual basis, had an estimated net amount due which exceeded $29 million.
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
The ACA was enacted in March 2010, and many but not all of its provisions have become effective. To date, we do not believe that the primary provisions of ACA have directly affected our business. However, regulations to implement the law may be revised and the effect of currently enacted provisions may evolve over time. Specifically, presidential and congressional elections in the U.S. could result in significant changes in, and uncertainty with respect to, legislation, regulation and government policy. While it is not possible to predict whether and when any such changes will occur, recent proposals discussed by the current U.S. administration included the repeal or material amendment of the ACA. Thus, the ACA may yet have unanticipated or indirect effects on our business or alter the risk and cost environments in which we and our insureds operate. These risks include: further increases in the number of physicians choosing to practice as a part of a larger healthcare organization that utilizes a self-insurance or alternative risk management solution for its HCPL needs; use of electronic medical records may lead to additional medical malpractice litigation or increase the cost of litigation; patient dissatisfaction may increase due to greater strain on the patient-physician relationship; overall healthcare costs may increase which would increase loss costs for claims involving bodily injury; and additional health conditions may be identified as work-related which could increase the number of workers' compensation claims. Conversely, it is anticipated that there will be growth in the number of ancillary healthcare providers that will become customers for HCPL products. We are unable to predict with any certainty the effect that ACA or future related legislation will have on our insureds or our business.
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
One of the federal government bodies created by the Dodd-Frank Act was the FIO which, in December 2013, released a proposal on insurance modernization and improvement of the system of insurance regulation in the U.S. Although the FIO is prohibited from directly regulating the business of insurance, it has authority to represent the U.S. in international insurance matters and has limited power to preempt certain types of state insurance laws. The proposal advocates significantly greater federal involvement in insurance regulation and identifies necessary reforms by the states to preclude further consideration of direct federal regulation. While the proposal does not necessarily imply that the federal government will displace state regulation completely, it does recommend more of a hybrid approach to insurance regulation. We cannot predict whether the proposals will be adopted or what impact, if any, enacted laws may have on our business, financial condition or results of operations.
During 2017, the U.S. House of Representatives passed the Financial CHOICE Act, which would amend or repeal certain regulations in the Dodd-Frank Act, specifically modifying provisions related to insurance regulation. This proposed legislation is now being considered by the U.S. Senate. Revisions include the consolidation of two conflicting federal insurance positions into a single position established to advocate for the U.S. insurance industry at domestic and international levels, while preserving the traditional state-based system of insurance regulation. We are unable to predict with any certainty the effect that the Financial CHOICE Act, if passed, will have on our business.
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

Challenges to tort reform have been undertaken in most states where tort reforms have been enacted, and in some states the reforms have been fully or partially overturned. Additional challenges to tort reform may be undertaken. We cannot predict with any certainty how state appellate courts will rule on these laws. While the effects of tort reform have been generally beneficial to our business in states where these laws have been enacted, there can be no assurance that such reforms will be ultimately upheld by the courts. Furthermore, if tort reforms are effective, the business of providing professional liability insurance may become more attractive, thereby causing an increase in competition. In addition, the enactment of tort reforms could be accompanied by legislation or regulatory actions that may be detrimental to our business because of expected benefits which may or may not be realized. These expectations could result in regulatory or legislative action limiting the ability of professional liability insurers to maintain rates at adequate levels.
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
Our top five states, Pennsylvania, Alabama, Indiana, Texas and Michigan, represented 41% of our direct premiums written for the year ended December 31, 2017. Moreover, on a combined basis, Pennsylvania, Alabama and Indiana accounted for 32% of our direct premiums written for each of the years ended December 31, 2017, 2016 and 2015. Unfavorable business, economic or regulatory conditions in any of these states could have a disproportionately greater effect on us than they would if we were less geographically concentrated.
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
If our businesses do not perform well, we may be required to recognize an impairment of our goodwill or intangible assets, which could have a material adverse effect on our results of operations and financial condition.
We review our definite–lived intangible assets for impairment when events or changes in circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. We test goodwill and intangible assets with indefinite lives for impairment at least annually. If we determine that such goodwill or intangible assets are impaired, we would be required to write down the goodwill or the intangible asset by the amount of the impairment, with a corresponding charge to net income. Such write downs could have a material adverse effect on our results of operations or financial position.

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
The following table presents the claims paying ratings of our core insurance subsidiaries as of February 16, 2018.

Rating Agency (1)
	A.M. Best (www.ambest.com)	Fitch (www.fitchratings.com)	Moody’s (www.moodys.com)
ProAssurance Indemnity Company, Inc.	A+ (Superior)	A (Strong)	A2
ProAssurance Casualty Company	A+ (Superior)	A (Strong)	A2
ProAssurance Specialty Insurance Company, Inc.	A+ (Superior)	A (Strong)	NR
Podiatry Insurance Company of America	A+ (Superior)	A (Strong)	A2
PACO Assurance Company, Inc.	A- (Excellent)	A (Strong)	NR
Noetic Specialty Insurance Company	A+ (Superior)	A (Strong)	NR
Medmarc Casualty Insurance Company	A+ (Superior)	A (Strong)	NR
Lloyd's Syndicate 1729 and Syndicate 6131 (2)	A (Excellent)	AA- (Strong)	NR
Eastern Alliance Insurance Company	A (Excellent)	A (Strong)	A3
Allied Eastern Indemnity Company	A (Excellent)	A (Strong)	A3
Eastern Advantage Assurance Company	A (Excellent)	A (Strong)	NR
Eastern Re Ltd., SPC	A (Excellent)	NR	NR
(1) NR indicates that the subsidiary has not been rated by the listed rating agency.
(2) Rating provided is the rating applicable to all Lloyd's syndicates.
Three rating agencies evaluate and rate our ability to service current debt and potential debt. These financial strength ratings reflect each agency’s independent evaluation of our ability to meet our obligation to holders of our debt, if any. While these ratings may be of greater interest to investors than our claims-paying ratings, these are not ratings of our equity securities nor a recommendation to buy, hold or sell our equity securities.
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
Our Board regularly reviews succession planning relating to our Chief Executive Officer as well as other senior officers. Mr. Starnes, our Chief Executive Officer and President, executed an amendment to his employment agreement effective June 1, 2017, which extends his service 5 years from the date of the agreement.
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
We are a holding company whose principal source of funds is cash dividends and other permitted payments from operating subsidiaries. If our subsidiaries are unable to make payments to us, or are able to pay only limited amounts, we may be unable to make payments on our indebtedness, meet other holding company financial obligations, or pay dividends to shareholders. The payment of dividends by these operating subsidiaries is subject to restrictions set forth in the insurance laws and regulations of their respective states of domicile, as discussed in Item I under the heading "Insurance Regulatory Matters."
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
Syndicate 1729 and Syndicate 6131 are regulated in the U.K. by the Prudential Regulation Authority and the Financial Conduct Authority. All Lloyd's Syndicates must also comply with the bylaws and regulations established by the Council of Lloyd's. Failure to comply with bylaws and regulations could affect our ability to underwrite as a Lloyd's Syndicate in the future and therefore affect our profitability. Changes in bylaws and regulations could also affect the profitability of the operations.
The European Union's executive body, the European Commission, has implemented new capital adequacy and risk management regulations called Solvency II that apply to businesses within the European Union. Solvency II became effective January 1, 2016. Syndicate 1729 and Syndicate 6131 follow the Solvency II compliance guidelines set out by the Council of Lloyd's.
As a member of the Lloyd's market and a capital provider to Lloyd's Syndicate 1729 and Syndicate 6131 we are subject to certain risks which could affect us.
As a participant in Lloyd's of London, Lloyd's Syndicates are subject to certain risks and uncertainties, including the following:

•	reliance on insurance and reinsurance brokers and distribution channels to distribute and market products;

•	obligation to pay levies to Lloyd's;

•	obligations to maintain funds to support underwriting activities and risk-based capital requirements that are assessed periodically by Lloyd's and subject to variation;

•	ability to maintain liquidity to fund claims payments, when due;

•	ability to obtain reinsurance and retrocessional coverage to protect against adverse loss activity;

•
reliance on ongoing approvals from Lloyd's and various regulators to conduct business, including a requirement that Annual Business Plans be approved by Lloyd's before the start of underwriting for each account year;

•	financial strength ratings are derived from the rating assigned to Lloyd's, although they have limited ability to directly affect the overall Lloyd's rating; and

•	reliance on Lloyd's trading licenses in order to underwrite business outside the U.K.
The assessments that we are required to pay to state associations may increase or our participation in mandatory risk retention pools could be expanded and our results of operations and financial condition could suffer as a result.
Each state in which we operate has separate insurance guaranty fund laws requiring admitted property and casualty insurance companies doing business within their respective jurisdictions to be members of their guaranty associations. These associations are organized to pay covered claims (as defined and limited by the various guaranty association statutes) under insurance policies issued by insurance companies that have become insolvent. Most guaranty association laws enable the associations to make assessments against member insurers to obtain funds to pay covered claims after a member insurer becomes insolvent. These associations levy assessments (up to prescribed limits) on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the covered lines of business in that state. Maximum assessments generally vary between 1% and 2% of annual premiums written by a member in that state. Some states permit member insurers to recover assessments paid through surcharges on policyholders or through full or partial premium tax offsets, while other states permit recovery of assessments through the rate filing process. We had no significant guaranty fund recoupments or assessments in 2017, 2016 or 2015. Our practice is to accrue for insurance insolvencies when notified of assessments. We are not able to reasonably estimate assessments or develop a meaningful range of possible assessments prior to notice because the guaranty funds do not provide sufficient information for development of such estimates or ranges.
Certain states in which we write workers’ compensation insurance have established administrative and/or second injury funds that levy assessments against insurers that write business in their state. The assessments are generally based on an insurer’s proportionate share of premiums or losses in a particular state, and the assessment rate can vary from year to year.
Risk pooling mechanisms have been established in certain states that offer insurance coverage to individuals or entities who are otherwise unable to purchase coverage from private insurers. Authorized property and casualty insurers in these states are generally required to share in the underwriting results of these pooled risks, which are typically adverse. Should our mandatory participation in such pools be increased or if the assessments from such pools increased, our results of operations and financial condition would be negatively affected, although that was not the case in 2017, 2016 or 2015.
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
A significant portion of our total assets ($3.7 billion or 75%) at December 31, 2017 are financial instruments whose value can be significantly affected by economic and market factors beyond our control including, among others, the unemployment rate, the strength of the domestic housing market, the price of oil, changes in interest rates and spreads, consumer confidence, investor confidence regarding the economic prospects of the entities in which we invest, corrective or remedial actions taken by the entities in which we invest, including mergers, spin-offs and bankruptcy filings, the actions of the U.S. government, and global perceptions regarding the stability of the U.S. economy. Adverse economic and market conditions could cause investment losses or OTTIs of our securities, which could affect our financial condition, results of operations, or cash flows.
At December 31, 2017 approximately 9% of our investment portfolio was invested in mortgage and asset-backed securities. We utilize ratings determined by NRSROs (Moody’s, Standard & Poor’s, and Fitch) as an element of our evaluation of the creditworthiness of our securities. The ratings are subject to error by the agencies; therefore, we may be subject to additional credit exposure should the rating be misstated.
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
At December 31, 2017 the fair value of our state/municipal portfolio was $632.2 million (amortized cost basis of $618.4 million). While our state/municipal portfolio had a high credit rating (AA on average), which indicates a strong ability to pay, there is no assurance that there will not be a credit related event which would cause fair values to decline. An economic downturn could lessen tax receipts and other revenues in many states and their municipalities. Prospectively, with U.S. corporate tax rates decreasing, the overall attractiveness of owning municipal bonds may decline and impact the market valuations.
Our tax credit partnership interests are subject to risks related to the potential forfeiture of the tax credits and all or a portion of the previously claimed tax credits. Loss of all or a portion of the tax credits might occur if the property owner fails to meet the specified requirements of planning and constructing or, in the case of the qualified affordable housing project tax credits, fails to operate the property as required or below expected capacity. Prospectively, with U.S. corporate tax rates decreasing, the utilization of our tax credits may take longer than anticipated. While this would not impact the amount of tax credits we receive, a delay in recognition could be impactful from an economic perspective due to the time value of money. Additionally, the value of losses embedded in our tax credits could decrease due to a lower deduction value, which would reduce the carrying value of the partnership interests and could result in an OTTI. At December 31, 2017 the carrying value of our tax credit partnership interests was approximately $90.7 million.
In a period of market illiquidity and instability, the fair values of our investments are more difficult to assess and our assessments may prove to be greater or less than amounts received in actual transactions.
In accordance with applicable GAAP, we value 94% of our investments at fair value and the remaining 6% at cost, equity, or cash surrender value. See Notes 1, 2 and 3 of the Notes to Consolidated Financial Statements for additional information.
We determine the fair value of our investments using quoted exchange or over-the-counter prices, when available. At December 31, 2017, we valued approximately 24% of our investments in this manner. When exchange or over-the-counter quotes are not available, we estimate fair values based on broker dealer quotes and various other valuation methodologies, which may require us to choose among various input assumptions and which requires us to utilize judgment. At December 31, 2017 approximately 64% of our investments were valued in this manner. When markets exhibit significant volatility, there is more risk that we may utilize a quoted market price, broker dealer quote, valuation technique or input assumption that results in a fair value estimate that is either over or understated as compared to actual amounts that would be received upon disposition of the security. At December 31, 2017 approximately 6% of our investments are investment funds which measure fund assets at fair value on a recurring basis and provide us with a NAV for our interest. As a practical expedient, we consider the NAV provided to approximate the fair value of the interest. NAV is provided by the asset managers and in some cases estimates are used for valuation and are subject to variations depending on those estimates.
Our Board may decide that our financial condition does not allow the continued payment of a quarterly cash dividend, or requires that we reduce the amount of our quarterly cash dividend.
Our Board approved a cash dividend policy in September 2011, and most recently paid a $5.00 per share dividend for the three months ended December 31, 2017, which included a $4.69 special dividend. However, any decision to pay future cash dividends is subject to the Board’s final determination after a comprehensive review of the Company’s financial performance, future expectations and other factors deemed relevant by the Board.
Our ability to issue additional debt or letters of credit or other types of indebtedness on terms consistent with current debt is subject to market conditions, economic conditions at the time of proposed issuance, results of ratings reviews and the inclusion in certain bond indices of past and future issues. Also, certain of our current debt agreements and loans require a specific debt to capital ratio, and the issuance of debt by one of our insurance subsidiaries requires regulatory approval, both of which may limit or prohibit the issuance of additional debt.
During 2013, we issued $250 million of unsecured Senior Notes Payable due in 2023 at a 5.3% interest rate. There is no guarantee that additional debt could be issued on similar terms in the future as rates available to us may change due to changes in the economic climate or shifts in the yield curve may occur or an increase in our level of debt may result in rating agencies lowering our debt rating. Additionally, our Revolving Credit Agreement requires that our consolidated debt to capital ratio (0.21 to 1.0 at December 31, 2017) be 0.35 to 1.0 or less.
During 2017, two of our insurance subsidiaries entered into ten-year mortgage loans. These mortgage loans require each of the subsidiaries to have a leverage ratio of consolidated funded debt to consolidated total capitalization (principally, SAP consolidated net worth plus consolidated funded debt) be 0.35 to 1.0 or less. Furthermore, our insurance subsidiaries must obtain regulatory approval before incurring additional debt.
Resolution of uncertain tax matters and changes in tax laws or taxing authority interpretations of tax laws could result in actual tax benefits or deductions that are different than we have estimated, both with regard to amounts recognized and the timing of recognition. Such differences could affect our results of operations or cash flows.
Our provision for income taxes, our recorded tax liabilities and net deferred tax assets, including any valuation allowances, are recorded based on estimates. These estimates require us to make significant judgments regarding a number of factors, including, among others, the applicability of various federal and state laws, the interpretations given to those tax laws by taxing authorities, courts and the Company, the timing of future income and deductions, and our expected levels and sources of future taxable income. We believe our tax positions are supportable under current tax laws and that our estimates are prepared in accordance with GAAP. Additionally, from time to time, due to changes in economic and/or political conditions, there are changes in tax laws and interpretations of tax laws which could significantly change our estimates of the amount of tax benefits or deductions expected to be available to us in future periods. Specifically, recent changes in federal tax law includes a reduction in the U.S. corporate income tax rate, changes to the cost of cross border reinsurance, changes to the overall tax base and a limitation on the deductibility of certain executive compensation in future periods. Changes to our prior estimates in these cases would be reflected in the period changed and could have a material effect on our effective tax rate, financial position, results of operations and cash flows. As the reinsurance portion of our workers’ compensation business is domiciled in the Cayman Islands, changes in Cayman Island tax laws as well as the recent change in U.S. federal tax law regarding outbound cross border affiliate reinsurance could result in the loss of profitability of that business.
We are subject to U.S. federal and various state income taxes as well as U.K. related taxes. We are periodically under examination by federal, state and local authorities regarding income tax matters and our tax positions could be successfully challenged; the costs of defending our tax positions could be considerable. Our estimate of our potential liability for known uncertain tax positions is reflected in our financial statements. As of December 31, 2017 we had a federal income tax payable of approximately $8.0 million. We also had a liability for unrecognized current tax benefits of $5.3 million, and we had a net deferred tax asset of approximately $9.9 million.

New or changes in existing accounting standards, practices and/or policies, as well as subjective assumptions, estimates and judgments by management related to complex accounting matters could significantly affect our financial results or our ability to maintain investor confidence and shareholder value.
GAAP and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters that are relevant to our business, such as revenue recognition, lease accounting, estimation of losses, determination of fair value, asset impairment (particularly investment securities and goodwill) and tax matters, are highly complex and involve many subjective assumptions, estimates and judgments. Changes in these rules or their interpretation or changes in underlying assumptions, estimates or judgments could significantly change our reported or expected financial performance or financial condition. See Note 1 of the Notes to Consolidated Financial Statements for a description of our significant accounting policies.
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
It is uncertain whether or how SAP might be revised or whether any revisions will have a positive or negative effect. It is also uncertain whether any changes to SAP or its components or any permitted non-SAP accounting practices granted to our competitors will negatively affect our financial results or operations. See the full discussion on regulatory matters in Item I under the heading "Insurance Regulatory Matters."
Our interpretation, integration and/or compliance with new or changes to existing pronouncements by GAAP or SAP could materially impact us as a publicly traded company as it relates to investor confidence and shareholder value.
We are subject to numerous NYSE and SEC regulations including insider trading regulations, Regulation FD, and regulations requiring timely and accurate reporting of our operating results as well as certain events and transactions. Noncompliance with these regulations could subject us to enforcement actions by the NYSE or the SEC, and could affect the value of our shares and our ability to raise additional capital.
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
The Company's disaster preparedness encompasses our Business Continuity Plan, Disaster Recovery Plan, Operations Plan and Pandemic Response Plan. Our disaster preparedness is focused on maintaining the continuity of the Company's data processing and telephone capabilities as well as the use of alternate and temporary facilities in the event of a natural disaster or medical event. The Company's plans are reviewed during the insurance department examinations of the statutory insurance companies. While the Company has plans in place to respond to both short- and long-term disaster scenarios, the loss of certain key operating facilities or data processing capabilities could have a significant impact on Company operations.
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
We own three office properties, one of which is unencumbered. Our properties in Birmingham, AL and Franklin, TN are encumbered by ten-year mortgage loans entered into during 2017 for the purpose of recapitalization of these properties:

	Square Footage of Properties
Property Location	Occupied by ProAssurance	Leased or Available for Lease	Total
Birmingham, AL*	120,000	45,000	165,000
Franklin, TN	52,000	51,000	103,000
Okemos, MI	53,000	—	53,000
* Corporate Headquarters

ITEM 3.	LEGAL PROCEEDINGS.
Our insurance subsidiaries are involved in various legal actions, a substantial number of which arise from claims made under insurance policies. While the outcome of all legal actions is not presently determinable, management and its legal counsel are of the opinion that these actions will not have a material adverse effect on our financial position or results of operations. See Note 8 of the Notes to Consolidated Financial Statements included herein.

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

W. Stancil Starnes
Mr. Starnes was appointed as Chief Executive Officer in 2007 and has served as the Chairman of the Board since 2008. In 2012 he was appointed President of ProAssurance. Mr. Starnes previously served as President, Corporate Planning and Administration of Brasfield & Gorrie, Inc., a large national commercial contractor. Prior to 2006, Mr. Starnes served as the Senior and Managing Partner of the law firm of Starnes & Atchison, LLP, where he was extensively involved with ProAssurance and its predecessors in the defense of healthcare professional liability claims for over 25 years. Mr. Starnes served as a director of Infinity Property and Casualty Corporation, a public insurance holding company, from 2008 to May 2017 where he served on the Audit and Investment Committees. Mr. Starnes currently serves on the Board of Trustees for the University of Alabama. He also serves on the Board of Directors of National Commerce Corporation, located in Birmingham, Alabama, where he serves as Chairman of the Nominating and Corporate Governance Committee, Chairman of the Pricing Committee and is a member of the Compensation Committee. (Age 69)

Howard H. Friedman
Mr. Friedman was appointed as President of our Healthcare Professional Liability Group in 2014, and is also our Chief Underwriting Officer and Chief Actuary. Mr. Friedman has previously served as a Co-President of our Professional Liability Group, Chief Financial Officer, Corporate Secretary, and as the Senior Vice President of Corporate Development. Mr. Friedman joined our predecessor in 1996. Mr. Friedman is an Associate of the Casualty Actuarial Society and a member of the American Academy of Actuaries. (Age 59)

Jeffrey P. Lisenby
Mr. Lisenby was appointed as an Executive Vice President in 2014 and is also our General Counsel, Corporate Secretary and head of the corporate Legal Department. Mr. Lisenby has previously served as Senior Vice President. Prior to joining ProAssurance, Mr. Lisenby practiced law privately in Birmingham, Alabama. Mr. Lisenby is a member of the Alabama State Bar and the United States Supreme Court Bar and is a Chartered Property Casualty Underwriter. (Age 49)

Edward L. Rand, Jr.
Mr. Rand was appointed as an Executive Vice President in 2014, President of our Medmarc subsidiary in 2016 and Chief Operating Officer in 2018. Mr. Rand is also our Chief Financial Officer and Chief Accounting Officer. Mr. Rand previously served as our Senior Vice President of Finance upon joining ProAssurance in 2004. Prior to joining ProAssurance, Mr. Rand was the Chief Accounting Officer and Head of Corporate Finance for PartnerRe Ltd. Prior to that time Mr. Rand served as the Chief Financial Officer of Atlantic American Corporation.
(Age 51)

Frank B. O’Neil
Mr. O’Neil was appointed as our Senior Vice President and Chief Communications Officer in 2001. Mr. O’Neil has previously served as our Senior Vice President of Corporate Communications, having joined our predecessor in 1987. (Age 64)

Michael L. Boguski
Mr. Boguski is President of our Eastern subsidiary. Prior to the acquisition of Eastern, Mr. Boguski served as President and Chief Executive Officer of Eastern, and first joined Eastern in 1997. (Age 55)

Ross E. Taubman
Dr. Taubman is President and Chief Medical Officer of our PICA subsidiary. Prior to joining PICA, Dr. Taubman practiced podiatry for 26 years. During that time, Dr. Taubman served as Treasurer, Vice-President and President of the Maryland Podiatric Medical Association. Dr. Taubman is a diplomate in the American Board of Podiatric Surgery. (Age 60)

We have adopted a Code of Ethics and Conduct that applies to our directors and executive officers, including but not limited to our principal executive officers and principal financial officer. We also have share ownership guidelines in place to ensure that management maintains a significant portion of their personal investments in the stock of ProAssurance. Both our Code of Ethics and Conduct and our Share Ownership Guidelines are available on the Governance section of our website. Printed copies of these documents may be obtained from Frank O’Neil, Senior Vice President, ProAssurance Corporation, either by mail at P.O. Box 590009, Birmingham, Alabama 35259-0009, or by telephone at (205) 877-4400 or (800) 282-6242.

ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
At February 16, 2018, ProAssurance Corporation had 2,595 stockholders of record and 53,457,021 shares of common stock outstanding. ProAssurance’s common stock currently trades on the NYSE under the symbol “PRA.”

	2017		2016
Quarter	High	Low	High	Low
First	$61.85	$53.90	$51.05	$46.22
Second	$62.45	$57.80	$53.55	$47.73
Third	$61.80	$51.30	$55.02	$51.29
Fourth	$63.00	$55.00	$62.85	$50.75

	Dividends Declared		Dividends Paid
Quarter	2017	2016	2017	2016
First	$0.31	$0.31	$5.00	$1.31
Second	$0.31	$0.31	$0.31	$0.31
Third	$0.31	$0.31	$0.31	$0.31
Fourth*	$5.00	$5.00	$0.31	$0.31
* Includes a special dividend of $4.69 per common share declared in both 2017 and 2016.
The Board declared a quarterly dividend in each quarter of 2017 and 2016. The dividends were paid in the month after the quarter ended. The Board also declared special dividends of $4.69 per common share during the fourth quarters of both 2017 and 2016, each of which were paid in January of the following year. Any decision to pay regular or special cash dividends in the future is subject to the Board’s final determination after a comprehensive review of financial performance, future expectations and other factors deemed relevant by the Board.
ProAssurance’s insurance subsidiaries are subject to restrictions on the payment of dividends to the parent. Information regarding restrictions on the ability of the insurance subsidiaries to pay dividends is incorporated herein by reference from the paragraphs under the heading “Insurance Regulatory Matters–Regulation of Dividends and Other Payments from Our Operating Subsidiaries” in Item 1 of this Form 10-K.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information regarding ProAssurance’s equity compensation plans as of December 31, 2017.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)		(c)
Equity compensation plans approved by security holders	673,227	$—	*	2,082,901
Equity compensation plans not approved by security holders	—	—		—
* No outstanding options as of December 31, 2017. Other outstanding share units have no exercise price.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs* (In thousands)
October 1 - 31, 2017	—	N/A	—	$109,643
November 1 - 30, 2017	—	N/A	—	$109,643
December 1 - 31, 2017	—	N/A	—	$109,643
Total	—	$—	—
* Under its current plan begun in November 2010, the Board has authorized $600 million for the repurchase of common shares or the retirement of outstanding debt. This is ProAssurance's only plan for the repurchase of common shares, and the plan has no expiration date.
ITEM 6. SELECTED FINANCIAL DATA.

	Year Ended December 31
(In thousands except per share data)	2017	2016	2015	2014	2013
Selected Financial Data (1)
Gross premiums written	$874,876	$835,014	$812,218	$779,609	$567,547
Net premiums earned	$738,531	$733,281	$694,149	$699,731	$527,919
Net investment income	$95,662	$100,012	$108,660	$125,557	$129,265
Equity in earnings (loss) of unconsolidated subsidiaries	$8,033	$(5,762)	$3,682	$3,986	$7,539
Net realized investment gains (losses)	$16,409	$34,875	$(41,639)	$14,654	$67,904
Other income	$7,514	$7,808	$7,227	$8,398	$7,551
Total revenues	$866,149	$870,214	$772,079	$852,326	$740,178
Net losses and loss adjustment expenses	$469,158	$443,229	$410,711	$363,084	$224,761
Net income (2)	$107,264	$151,081	$116,197	$196,565	$297,523
Net income per share:
Basic	$2.01	$2.84	$2.12	$3.32	$4.82
Diluted	$2.00	$2.83	$2.11	$3.30	$4.80
Weighted average shares outstanding:
Basic	53,393	53,216	54,795	59,285	61,761
Diluted	53,611	53,448	55,017	59,525	62,020
Balance Sheet Data, as of December 31
Total investments	$3,686,528	$3,925,696	$3,650,130	$4,009,707	$3,941,045
Total assets (3)	$4,929,197	$5,065,181	$4,906,021	$5,167,375	$5,147,794
Reserve for losses and loss adjustment expenses	$2,048,381	$1,993,428	$2,005,326	$2,058,266	$2,072,822
Debt less debt issuance costs (3)	$411,811	$448,202	$347,858	$248,215	$247,695
Total liabilities (3)	$3,334,402	$3,266,479	$2,947,667	$3,009,431	$2,753,380
Total capital	$1,594,795	$1,798,702	$1,958,354	$2,157,944	$2,394,414
Total capital per share of common stock outstanding	$29.83	$33.78	$36.88	$38.17	$39.13
Common stock outstanding, period end	53,457	53,251	53,101	56,534	61,197

(1)	Includes acquired entities since date of acquisition only.

(2)	Includes a gain on acquisition of $32.3 million for the year ended December 31, 2013.

(3)	For all periods presented, debt is shown net of unamortized debt issuance costs which were previously reported as a part of other assets.

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
ProAssurance Overview
We are an insurance holding company and our operating results are primarily derived from the operations of our insurance subsidiaries, which provide professional liability insurance for healthcare professionals and facilities, professional liability insurance for attorneys, liability insurance for medical technology and life sciences risks and workers' compensation insurance. We are also the majority capital provider for Syndicate 1729 which writes a range of property and casualty insurance and reinsurance in both the U.S. and international markets. Beginning in 2018, we are the sole (100%) capital provider for a newly formed SPA, Syndicate 6131, which focuses on contingency and specialty property business.
We report our results in four segments based on the operational focus of the segment. Our Specialty P&C segment includes our professional liability business and our medical technology liability business. Our Workers' Compensation segment includes workers' compensation insurance for employers, groups and associations. Our Lloyd's Syndicate segment reflects operating results from our 58% participation in Syndicate 1729. Beginning in 2018, our Lloyd's Syndicate segment will reflect our continuing participation in the operating results of Syndicate 1729, in which our participation has increased from 58% to 62% on January 1, 2018, and our 100% participation in the operating results of Syndicate 6131. Information regarding Lloyd's operations derived from U.K. based entities is normally reported on a quarter delay, except when information is available that is material to the current period. Investment results associated with our FAL investments and certain U.S. paid administrative expenses are reported concurrently as that information is available on an earlier time frame. Our Corporate segment includes our investment operations, which are managed at the corporate level, except results associated with investment assets solely allocated to Lloyd's Syndicate operations, non-premium revenues generated outside of our insurance entities, corporate expenses, interest expense and U.S. income taxes. Additional information regarding our segments is included in Note 15 of the Notes to Consolidated Financial Statements and in Part I.
Growth Opportunities and Outlook
Over the long-term we expect our growth to come primarily through controlled expansion of our existing operations. In addition, from time to time, we may identify opportunities for growth through the acquisition of other insurers, service providers or books of business. Growth through acquisition is often opportunistic and cannot be predicted.
We operate in very competitive markets and face strong competition from other insurance companies for all of our insurance products. HCPL insurance represents the majority of our gross premiums written (53% in 2017, excluding tail) and the healthcare market has been trending toward the formation of larger medical practice groups and the employment of physicians by hospitals. Large medical groups and facilities frequently manage their healthcare professional liability exposure outside of the traditional first dollar insurance marketplace using self-insured mechanisms and other risk sharing arrangements. In response to these trends, we offer products designed to provide greater risk sharing options to hospitals and large physician groups.
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
Late in 2013, we completed the process of becoming a corporate member of Lloyd's of London, an internationally recognized specialist insurance market, by providing the majority of the capital to Syndicate 1729. Syndicate 1729 covers a range of property and casualty insurance and reinsurance lines and began active operations effective January 1, 2014. For the 2018 underwriting year, we increased our participation in the operating results of Syndicate 1729 from 58% to 62%. Syndicate 1729 has a maximum underwriting capacity of £132 million (approximately $178.4 million at December 31, 2017) for the 2018 underwriting year, of which £82 million (approximately $110.8 million at December 31, 2017) is our allocated underwriting capacity as a corporate member.

Late in 2017, we provided 100% of the capital for the newly formed SPA, Syndicate 6131. Syndicate 6131, which began active operations effective January 1, 2018, will serve as a quota share reinsurer to Syndicate 1729 and will focus on contingency and specialty property business. For the 2018 underwriting year, Syndicate 6131 has a maximum underwriting capacity of £8 million (approximately $10.8 million at December 31, 2017). We have a total capital commitment to support our Lloyd's Syndicate operations through 2022 of up to $200 million. See further discussion in our Segment Operating Results - Lloyd's Syndicate section that follows.
We believe our emphasis on the fair treatment of our insureds and other important stakeholders through our commitment to “Treated Fairly” has enhanced our market position and differentiated us from other insurers. We will continue to practice our values of integrity, leadership, relationships and enthusiasm in all of our activities. We will honor these values in the execution of "Treated Fairly" to perform our Mission and realize our Vision. We believe that as we reach more customers with this message we will continue to improve retention and add new insureds.
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
We consider a number of performance measures, including the following:

•	The net loss ratio is calculated as net losses incurred divided by net premiums earned and is a component of underwriting profitability.

•	The underwriting expense ratio is calculated as underwriting, policy acquisition and operating expenses incurred divided by net premiums earned and is a component of underwriting profitability.

•	The combined ratio is the sum of the net loss ratio and the underwriting expense ratio and measures underwriting profitability.

•	The investment income ratio is calculated as net investment income divided by net premiums earned and measures the contribution investment earnings provide to our overall profitability.

•	The operating ratio is the combined ratio, less the investment income ratio. This ratio provides the combined effect of underwriting profitability and investment income.

•	The tax ratio is calculated as total income tax expense divided by income (loss) before income taxes and measures our effective tax rate.

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

We particularly focus on our combined ratio and investment returns, both of which directly affect our ROE and growth in our book value. We currently target a dynamic ROE of 700 basis points above the 10-year U.S. Treasury rate, which at December 31, 2017 was approximately 9.4%.
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
Reserve for Losses and Loss Adjustment Expenses
The largest component of our liabilities is our reserve for losses and loss adjustment expenses ("reserve for losses" or "reserve"), and the largest component of expense for our operations is incurred losses and loss adjustment expenses (also referred to as “losses and loss adjustment expenses,” “incurred losses,” “losses incurred” and “losses”). Incurred losses reported in any period reflect our estimate of losses incurred related to the premiums earned in that period as well as any changes to our previous estimate of the reserve required for prior periods.
As of December 31, 2017 our reserve is comprised almost entirely of long-tail exposures. The estimation of long-tailed losses is inherently difficult and is subject to significant judgment on the part of management. Due to the nature of our claims, our loss costs, even for claims with similar characteristics, can vary significantly depending upon many factors, including but not limited to the specific characteristics of the claim and the manner in which the claim is resolved. Long-tailed insurance is characterized by the extended period of time typically required to assess the viability of a claim, potential damages, if any, and to then reach a resolution of the claim. The claims resolution process may extend to more than five years. The combination of continually changing conditions and the extended time required for claim resolution results in a loss cost estimation process that requires actuarial skill and the application of significant judgment and such estimates require periodic modification.
Our reserve is established by management after taking into consideration a variety of factors including premium rates, claims frequency and severity, historical paid and incurred loss development trends, the expected effect of inflation, general economic trends, the legal and political environment and the conclusions reached by our internal and consulting actuaries. We update and review the data underlying the estimation of our reserve for losses each reporting period and make adjustments to loss estimation assumptions that we believe best reflect emerging data. Both our internal and consulting actuaries perform an in-depth review of our reserve for losses on at least a semi-annual basis using the loss and exposure data of our insurance subsidiaries.
We partition our reserves by accident year, which is the year in which the claim becomes our liability. As claims are incurred (reported) and claim payments are made, they are aggregated by accident year for analysis purposes. We also partition our reserves by reserve type: case reserves and IBNR reserves. Case reserves are established by our claims departments based upon the particular circumstances of each reported claim and represent our estimate of the future loss costs (often referred to as expected losses) that will be paid on reported claims. Case reserves are decremented as claim payments are made and are periodically adjusted upward or downward as estimates regarding the amount of future losses are revised; reported loss for an individual claim is the case reserve at any point in time plus the claim payments that have been made to date. IBNR reserves represent our estimate in the aggregate of future development on losses that have been reported to us and our estimate of losses that have been incurred but not reported to us.
Our reserving process can be broadly grouped into three areas: the establishment of the reserve for the current accident year (the initial reserve), the re-estimation of the reserve for prior accident years (development of prior accident years) and the establishment of the initial reserve for risks assumed in business combinations (the acquired reserve). A summary of the activity in our net reserve for losses during 2017, 2016 and 2015 is provided under the heading "Losses" in the Liquidity and Capital Resources and Financial Condition section that follows.
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
Specialty P&C Segment. Loss costs within this segment are impacted by many factors including but not limited to the nature of the claim, including whether or not the claim is an individual or a mass tort claim, the personal situation of the claimant or the claimant's family, the outcome of jury trials, the legislative and judicial climate where any potential litigation may occur, general economic conditions and, for claims involving bodily injury, the trend of healthcare costs. Within our Specialty P&C segment, for our HCPL business (74% of our consolidated gross reserve for losses and loss adjustment expenses for the year ended December 31, 2017), we set an initial reserve using the average loss ratio used in our pricing, plus an additional provision in consideration of the historical loss volatility we and others in the industry have experienced. For our HCPL business our target loss ratio during recent accident years has ranged from 77% to 80% and the provision for loss volatility has ranged from 8 to 10 percentage points, producing an overall average initial loss ratio for our HCPL business of approximately 90%. The reasons for the variability in loss provisions from period to period have included additional loss activity within our surplus lines business, provisions for losses in excess of policy limits, adjustments to unallocated loss adjustment expenses, adjustment to the reserve for the death, disability and retirement provisions in our policies and additional losses recorded for particular exposures, such as mass torts. These specific adjustments are made if we believe the results for a given accident year are likely to exceed those anticipated by our pricing. We believe use of a provision for volatility appropriately considers the inherent risks and limitations of our rate development process and the historic volatility of professional liability losses (the industry has experienced accident year loss ratios as high as 138% and as low as 54% over the past 30 years) and produces a reasonable best estimate of the reserve required to cover actual ultimate unpaid losses. A similar practice is followed for our legal professional liability business (3% of our consolidated gross reserve for losses and loss adjustment expenses for the year ended December 31, 2017).
The risks insured in our medical technology liability business (5% of our consolidated gross reserve for losses and loss adjustment expenses for the year ended December 31, 2017) are more varied, and policies are individually priced based on the risk characteristics of the policy and the account. These policies often have significant deductibles or self-insured retentions and the insured risks range from startup operations to large, multinational entities. Reserves are established using our most recently developed actuarial estimates of losses expected to be incurred based on factors which include results from prior analysis of similar business, industry indications, observed trends and judgment. Claims in this line of business primarily involve bodily injury to individuals and are affected by factors similar to those of our HCPL line of business. For the medical technology liability business, we also establish an initial reserve using a loss ratio approach, including a provision in consideration of historical loss volatility that this line of business has exhibited.
Workers' Compensation Segment. Many factors affect the ultimate losses incurred for our workers' compensation coverages (14% of our consolidated gross reserve for losses and loss adjustment expenses for the year ended December 31, 2017) including but not limited to the type and severity of the injury, the age and occupation of the injured worker, the estimated length of disability, medical treatment and related costs, and the jurisdiction and workers' compensation laws of the injury occurrence. We use various actuarial methodologies in developing our workers’ compensation reserve, combined with a review of the exposure base generally based upon payroll of the insured. For the current accident year, given the lack of seasoned information, the different actuarial methodologies produce results with significant variability; therefore, more emphasis is placed on supplementing results from the actuarial methodologies with trends in exposure base, medical expense inflation, general inflation, severity, and claim counts, among other things, to select an expected loss ratio.
Lloyd's Syndicate Segment. Due to the relatively short history of Syndicate 1729 (January 1, 2014) we are influenced by historical claims experience of the Lloyd's market for similar risks in estimating the appropriate initial reserves for our Lloyd's Syndicate segment. We expect loss ratios to fluctuate from quarter to quarter as Syndicate 1729 writes more business and the book begins to mature. Loss ratios can also fluctuate due to the timing of earned premium adjustments. Such adjustments may be the result of premiums for certain policies and assumed reinsurance contracts being reported subsequent to the coverage period and may be subject to adjustment based on loss experience. Premium and exposure for some of Syndicate 1729's insurance policies and reinsurance contracts are initially estimated and subsequently recorded over an extended period of time as reports are received under binding authority programs. When reports are received, the premium, exposure and corresponding loss estimates are revised accordingly. Changes in loss estimates due to premium or exposure fluctuations are incurred in the accident year in which the premium is earned.
For significant property catastrophe exposures, Syndicate 1729 uses third-party catastrophe models to accumulate a listing of potentially affected policies. Each identified policy is given an estimate of loss severity based upon a combination of factors including the probable maximum loss of each policy, market share analytics, underwriting judgment, client/broker estimates and historical loss trends for similar events. These models are inherently uncertain, reliant upon key assumptions and management judgment and are not always a representation of actual events and ensuing potential loss exposure. Determination of actual losses may take an extended period of time until claims are reported and resolved, including coverage litigation.
Syndicate 6131, which began active operations effective January 1, 2018, follows a process similar to Syndicate 1729 for the establishment of initial reserves. Loss assumptions by risk category incorporated into the 2018 business plan submitted to Lloyd's were influenced by historical claims experience of the Lloyd's market for similar risks. We expect the loss ratios of Syndicate 6131 to fluctuate from quarter to quarter as Syndicate 6131 assumes more business from Syndicate 1729 and the book begins to mature.

Development of Prior Accident Years
In addition to setting the initial reserve for the current accident year, each period we reassess the amount of reserve required for prior accident years.
The foundation of our reserve re-estimation process is an actuarial analysis that is performed by both our internal and consulting actuaries. This very detailed analysis projects ultimate losses based on partitions which include line of business, geography, coverage layer and accident year. The procedure uses the most representative data for each partition, capturing its unique patterns of development and trends. In all there are 200 different partitions of our business for purposes of this analysis. We believe that the use of consulting actuaries provides an independent view of our loss data as well as a broader perspective on industry loss trends.
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
For our Workers’ Compensation segment, we utilize the reported development method, paid development method and Bornhuetter-Ferguson method, to develop our reserve for each accident year. The actuarial review includes the stratification of claims data (lost time claims, medical only claims) using different variations that allow us to identify trends that may not be readily identifiable if the data was evaluated only in the aggregate. Reported and paid loss development factors are key assumptions in the reserve estimation process and are based on our historical reported and paid loss development patterns. As accident years mature, the various actuarial methodologies produce more consistent loss estimates.
For our Lloyd's Syndicate segment we rely on the analysis of actual loss experience on the book of business written by Syndicate 1729 to determine loss development by accident year.
Acquired Reserve
The acquisition of Eastern on January 1, 2014 increased our loss reserve by $153.2 million which represented the fair value of Eastern's loss reserve at the time of the acquisition. The fair value of the reserve for losses and loss adjustment expenses and related reinsurance recoverables was based on an actuarial estimate of the expected future net cash flows, a reduction of those cash flows for the time value of money determined utilizing the U.S. Treasury Yield Curve, and a risk adjustment to reflect the net present value of profit that an investor would demand in return for the assumption of the associated risks. Expected net cash flows were derived from the expected loss payment patterns included in an actuarial analysis of Eastern's reserve performed as of December 31, 2013. The fair value of the reserve, including the risk margin discussed above, exceeded the undiscounted loss reserve previously established by Eastern by $9.3 million; this fair value adjustment is being amortized over the average expected life of the reserve of 6 years. The unamortized fair value adjustment included in the acquired reserve as of December 31, 2017 was $3.1 million.
Use of Judgment
Even though the actuarial process is highly technical, it is also highly judgmental, both as to the selection of the data used in the various actuarial methodologies (e.g., initial expected loss ratios and loss development factors) and in the interpretation of the output of the various methods used. Each actuarial method generally returns a different value and for the more recent accident years the variations among the various methodologies can be significant. For each partition of our reserves, we evaluate the results of the various methods, along with the supplementary statistical data regarding such factors as closed with and without indemnity ratios, claim severity trends, the expected duration of such trends, changes in the legal and legislative environment and the current economic environment to develop a point estimate based upon management's judgment and past experience. The series of selected point estimates is then combined to produce an overall point estimate for ultimate losses.
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
Because of the implicit and wide-ranging nature of severity trend assumptions on the loss reserving process it is not practical to specifically isolate the impact of changing severity trends. However, because severity is an explicit component of our HCPL pricing process we can better isolate the impact that changing severity can have on our loss costs and loss ratios in regards our pricing models for this business component. Our current HCPL pricing models assume a severity trend of 2% to 3% in most states and products. We have observed potentially higher severity trends in our case reserve estimates but these have not been confirmed by actual claim payments. If the severity trend were to be higher by 1 percentage point, the impact would be an increase in our expected loss ratio for this business of 3.2 percentage points, based on current claim disposition patterns. An increase in the severity trend of 3 percentage points would result in a 10.1 percentage point increase in our expected loss ratio. Due to the long-tailed nature of our claims and the previously discussed historical volatility of loss costs, selection of a severity trend assumption is a subjective process that is inherently likely to prove inaccurate over time. Given the long tail and volatility, we are generally cautious in making changes to the severity assumptions within our pricing models. All open claims and accident years are generally impacted by a change in the severity trend, which compounds the effect of such a change.
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
Although we remain uncertain regarding the ultimate severity trend to project into the future due to the long-tailed nature of our business, we have given consideration to observed loss costs in setting our rates. For our HCPL business this practice has resulted in rate reductions in recent years. For example, on average, excluding our podiatry business acquired in 2009, we have gradually reduced the premium rates we charge on our standard physician renewal business (our largest HCPL line) by approximately 16% from the beginning of 2006 to December 31, 2017. Loss ratios for the current accident years have thus remained fairly constant because expected loss reductions have been reflected in our rates.
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
Loss Development
We recognized net favorable reserve development of $134.4 million for the year ended December 31, 2017, of which $119.3 million related to our Specialty P&C segment, $14.3 million related to our Workers' Compensation segment and $0.8 million related to our Lloyd's Syndicate segment.
Net favorable development recognized within the Specialty P&C segment was primarily attributable to the favorable resolution of HCPL claims during the period and an evaluation of established case reserves and paid claims data that indicated that the actual severity trend associated with the remaining HCPL claims is less than we had previously estimated. The Specialty P&C segment also reflected favorable development of $10.1 million attributable to our medical technology liability line of business and $5.2 million attributable to our legal professionals liability line of business for the year ended December 31, 2017.
Net favorable development recognized within the Workers' Compensation segment for 2017 included $5.7 million attributable to our traditional business of which $1.6 million related to the amortization of the purchase accounting fair value adjustment. Excluding the purchase accounting fair value adjustment, net favorable development in our traditional business was $4.1 million which primarily reflected better than expected claims results related to accident years 2015 and 2016. The remaining net favorable development in our Workers' Compensation segment of $8.6 million was attributable to our SPCs which are evaluated at the cell level. Because a relatively small number of claims are open per cell, the closing of claims can affect the actuarial projections for the remaining open claims in the cell to an extent that indicates development should be recognized for the cell.

Net favorable development of $0.8 million recognized within our Lloyd's Syndicate segment in 2017 was attributable to actual loss experience proving to have been better than the Lloyd's market historical averages for similar risks which were used to establish initial reserves.
Specialty P&C Segment
Professional Liability
Our professional liability line of business includes both our HCPL and legal professional lines, with our HCPL line representing the largest component of our reserve. In support of our concern that the decline in frequency will result in a higher severity trend for our HCPL claims, we saw our closed-with-indemnity-payment ratio (i.e., the number of claims closed with an indemnity or loss payment as compared to the total number of closed claims) for our claims increase from 10% in 2005 to 15% in 2017.
While this trend has been in keeping with our expectations, the anticipated increase in severity incorporated into our loss assumptions has not occurred. Rather, we have experienced lower than expected severity which has been the primary driver of the favorable development recognized in recent years.
The following table presents additional information about the loss development for our professional liability line of business:

($ in thousands)		2017		2016		2015
Accident Years	Estimated Ultimate Losses, Net of Reinsurance, December 31, 2017	Reserve Development (favorable) unfavorable	% of Known Claims Closed	Reserve Development (favorable) unfavorable	% of Known Claims Closed	Reserve Development (favorable) unfavorable	% of Known Claims Closed
2017	$390,001	N/A	20.4%	N/A	N/A	N/A	N/A
2016	$392,518	$3,413	48.2%	N/A	17.6%	N/A	N/A
2015	$396,426	$1,510	68.7%	$304	47.5%	N/A	18.0%
2014	$369,472	$(15,782)	82.3%	$(11,358)	71.8%	$1,546	51.7%
2013	$392,286	$(23,164)	90.4%	$(10,501)	83.4%	$(9,564)	72.8%
2012	$402,348	$(17,187)	95.3%	$(24,988)	92.0%	$(21,199)	85.1%
2011	$391,722	$(18,277)	96.4%	$(15,977)	94.0%	$(24,147)	90.6%
2010	$384,737	$(17,224)	98.7%	$(14,532)	97.6%	$(17,966)	95.7%
2009	$341,409	$(8,380)	99.0%	$(19,920)	98.4%	$(25,851)	97.1%
2008	$342,026	$(1,744)	99.4%	$(10,391)	99.1%	$(16,758)	98.3%
Prior to 2008	$6,879,660	$(12,384)		$(18,283)		$(33,349)
An extended period of time is required to get a clear estimate of the loss cost for a given accident year. As an example, looking at the 2012 accident year for our professional liability reserves, we had resolved 85.1% of the known claims by the end of 2015, 92.0% of the known claims by the end of 2016, and 95.3% of the known claims by the end of 2017. These statistics are based on the number of reported claims; since many non-meritorious claims are resolved early, percentages of ultimate loss payments known at the same points in time are considerably lower. A similar pattern can be seen in each open accident year as demonstrated in the above table.
Historically we have resolved more than 85% of our physician and hospital professional liability claims with no indemnity payment. As an accident year matures, the number of claims resolved with indemnity payments progressively increases. In a similar fashion, we typically expend more in loss adjustment expenses (legal fees) as claims mature.
At December 31, 2017, 2016 and 2015 management reserve estimates for the three most recent prior accident years (which have closed claim percentages at or below 85%) were influenced by the initial reserve estimate set for these years, moderated to reflect consideration of better than anticipated claims experience observed during the periods. Estimates for older accident years with higher percentages of closed claims were more heavily influenced by the more moderate severity trend, particularly with regard to claims closed during the periods.

This can be seen in looking at both the absolute amount of favorable reserve development recognized for the less developed accident years as well as the size of such development when compared to established ultimates for those same accident years at the end of the preceding calendar year. The following table provides this information for years ended December 31, 2017, 2016 and 2015 with respect to the three then most recent prior accident years:

($ in millions)	2017	2016	2015
Prior accident years	2014-2016	2013-2015	2012-2014
Net favorable development recognized for the specified years	$10.9	$21.6	$29.2
Development as a % of established ultimates, prior calendar year end	0.9%	1.8%	2.3%
Medical Technology Liability
Our medical technology liability line of business has not experienced the change in claim frequency previously described for HCPL. However, the nature of the risks insured and volatility of the loss experience in this line of business has produced more variable loss development, as presented in the following table:

($ in thousands)		2017		2016		2015
Accident Years	Estimated Ultimate Losses, Net of Reinsurance, December 31, 2017	Reserve Development (favorable) unfavorable	% of Known Claims Closed	Reserve Development (favorable) unfavorable	% of Known Claims Closed	Reserve Development (favorable) unfavorable	% of Known Claims Closed
2017	$14,923	N/A	42.2%	N/A	N/A	N/A	N/A
2016	$13,587	$(537)	53.3%	N/A	26.4%	N/A	N/A
2015	$12,342	$(1,755)	79.5%	$(440)	60.0%	N/A	38.3%
2014	$13,497	$(187)	92.5%	$(845)	81.7%	$608	72.6%
2013	$6,839	$(2,622)	96.4%	$(2,400)	87.7%	$(171)	86.5%
2012	$9,281	$(1,251)	96.9%	$(1,826)	90.5%	$(1,097)	93.3%
2011	$14,881	$92	73.9%	$(1,591)	72.0%	$(2,315)	77.4%
2010	$22,882	$(1,385)	96.3%	$(800)	90.6%	$(2,104)	94.2%
2009	$21,629	$(1,178)	95.7%	$(1,382)	92.2%	$(1,551)	95.1%
2008	$42,007	$(351)	99.9%	$(947)	97.2%	$(3,341)	99.7%
Prior to 2008	$495,064	$(899)		$(1,282)		$(1,726)
Approximately $5.8 million of the $10.1 million total net favorable development recognized in 2017 related to the 2012 to 2015 accident years. The development for the 2012 to 2015 accident years represents a 12.1% reduction to the ultimates established for those reserves at December 31, 2016. Approximately $5.8 million of the $11.5 million total net favorable development recognized in 2016 related to the 2011 to 2013 accident years. The development for the 2011 to 2013 accident years represents a 14.3% reduction to the ultimates established for those reserves at December 31, 2015. Approximately $10.4 million of the $11.7 million total net favorable development recognized in 2015 related to the 2008 to 2012 accident years. The development for the 2008 to 2012 accident years represents a 7.9% reduction to the ultimates established for those reserves at December 31, 2014.
In 2017, 2016 and 2015 the development was largely attributable to favorable results from claims closed during the year. As time has elapsed we have recognized that actual loss experience has on average been better than estimated. We have been cautious in recognizing the improvement, but as claims have matured and claims are closed or have become more certain for the remaining open claims, we have revised reserve estimates. We believe the need for a cautious approach is required as outcomes are uncertain and results can be significantly affected by outcomes for a small number of cases.

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

($ in thousands)		2017		2016		2015
Accident Years	Estimated Ultimate Losses, Net of Reinsurance, December 31, 2017	Reserve Development (favorable) unfavorable	% of Known Claims Closed	Reserve Development (favorable) unfavorable	% of Known Claims Closed	Reserve Development (favorable) unfavorable	% of Known Claims Closed
2017	$150,772	N/A	37%	N/A	N/A	N/A	N/A
2016	$139,397	$(7,546)	82.5%	N/A	41.3%	N/A	N/A
2015	$134,234	$(5,773)	92.4%	$(3,452)	82.6%	N/A	45.7%
2014	$126,421	$(1,428)	97.0%	$77	92.5%	$(85)	83.1%
2013	$120,610	$441	98.3%	$944	97.1%	$1,520	93.0%
2012	$100,509	$(308)	99.3%	$(577)	98.4%	$(739)	96.5%
2011	$95,441	$241	99.0%	$156	98.9%	$(263)	98.8%
2010	$75,793	$(42)	99.4%	$(820)	99.3%	$605	99.1%
Prior to 2010	$423,493	$1,710		$(782)		$(1,685)
We recognized $14.3 million of net favorable development in 2017 which included $8.6 million of net favorable development at our SPCs and $5.7 million of net favorable development related to our traditional business. Net favorable development in our traditional business included $1.6 million related to the amortization of the purchase accounting fair value adjustment. In 2016, we recognized $6.1 million of net favorable development which included $4.5 million of net favorable development at our SPCs and $1.6 million of net favorable development related to the amortization of the purchase accounting fair value adjustment for our traditional business. In 2015, we recognized $2.2 million of net favorable development which included $0.6 million of net unfavorable development at our SPCs primarily related to claims activity prior to the 2009 accident year and $1.6 million of net favorable development related to the amortization of the purchase accounting fair value adjustment for our traditional business.
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
We have used this modeled statistical distribution to calculate an 80% and 60% confidence interval for the potential outcome of our consolidated net reserve for losses. The high and low end points of the distributions are as follows:

	Low End Point	Carried Net Reserve	High End Point
80% Confidence Level	$1.351 billion	$1.713 billion	$2.122 billion
60% Confidence Level	$1.452 billion	$1.713 billion	$1.956 billion
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

Reinsurance
We use insurance and reinsurance (collectively, “reinsurance”) to provide capacity to write larger limits of liability, to provide reimbursement for losses incurred under the higher limit coverages we offer, to provide protection against losses in excess of policy limits, and, in the case of risk sharing arrangements, to align our objectives with those of our strategic business partners and to provide custom insurance solutions for large customer groups. The purchase of reinsurance does not relieve us from the ultimate risk on our policies, however it does provide reimbursement for certain losses we pay.
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
We evaluate each of our ceded reinsurance contracts at inception to confirm that there is sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting guidance. At December 31, 2017, all ceded contracts were accounted for as risk transferring contracts.
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
The financial strength of our reinsurers and their ability to pay us may change in the future due to forces or events we cannot control or anticipate. We have not experienced significant collection difficulties due to the financial condition of any reinsurer as of December 31, 2017; however, reinsurers may periodically dispute our demand for reimbursement from them based upon their interpretation of the terms of our agreements. We have established appropriate reserves for any balances that we believe may not be ultimately collected. Should future events lead us to believe that any reinsurer will not meet its obligations to us, adjustments to the amounts recoverable would be reflected in the results of current operations. Such an adjustment has the potential to be material to the results of operations in the period in which it is recorded; however, we would not expect such an adjustment to have a material effect on our capital position or our liquidity.
Investment Valuations
We record the majority of our investments at fair value as shown in the table below. At December 31, 2017, the distribution of our investments based on GAAP fair value hierarchies (levels) was as follows:

	Distribution by GAAP Fair Value Hierarchy
	Level 1	Level 2	Level 3	Not Categorized	Total Investments
Investments recorded at:
Fair value	24%	63%	1%	6%	94%
Other valuations					6%
Total Investments					100%
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
Level 1 Investments
Fair values for a majority of our equity securities and portions of our corporate debt, short term and convertible securities are determined using exchange-traded prices. There is little judgment involved when fair value is determined using an exchange-traded price. In accordance with GAAP, for disclosure purposes we classify securities valued using an exchange-traded price as Level 1 securities.
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
Level 3 Investments
When a pricing service does not provide a value for one of our fixed maturity securities, management estimates fair value using either a single non-binding broker quote or pricing models that utilize market-based assumptions which have limited observable inputs. The process involves significant judgment in selecting the appropriate data and modeling techniques to use in the valuation process. For disclosure purposes, we classify securities valued using limited observable inputs as Level 3 securities.
Fair Values Not Categorized
We hold interests in certain investment funds, primarily LPs/LLCs, which measure fund assets at fair value on a recurring basis and provide us with a NAV for our interest. As a practical expedient, we consider the NAV provided to approximate the fair value of the interest. In accordance with GAAP, we do not categorize these investments within the fair value hierarchy.
Nonrecurring Fair Value Measurements
We measure the fair value of certain assets on a nonrecurring basis either quarterly, annually or when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. These assets include cost and equity method investments, fixed assets, goodwill and other intangible assets.

Investments - Other Valuation Methodologies
Certain of our investments, in accordance with GAAP for the type of investment, are measured using methodologies other than fair value. At December 31, 2017, these investments represented approximately 6% of total investments, and are detailed in the following table. Additional information about these investments is provided in Notes 2 and 3 of the Notes to Consolidated Financial Statements.

(In millions)	Carrying Value	GAAP Measurement Method
Other investments:
Investments in LPs	$55.1	Cost
Other, principally FHLB capital stock	3.5	Principally Cost
	58.6
Investment in unconsolidated subsidiaries:
Investments in tax credit partnerships	90.7	Equity
Equity method investments, primarily LPs/LLCs	29.1	Equity
	119.8
BOLI	62.1	Cash surrender value
Total investments - Other valuation methodologies	$240.5
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
For non-structured fixed maturities (obligations of states, municipalities and political subdivisions and corporate debt) the estimate of expected cash flows is determined by projecting a recovery value and a recovery time frame and assessing whether further principal and interest will be received. We consider various factors in projecting recovery values and recovery time frames, including the following:

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
Investments in tax credit partnerships are evaluated for OTTI by considering both qualitative and quantitative factors which include: whether the current expected cash flows from the investment, primarily tax benefits, are less than those expected at the time the investment was acquired due to various factors, such as a change in the statutory tax rate, and our ability and intent to hold the investment until the recovery of its carrying value.
Investments which are accounted for under the equity method are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of the investment might not be recoverable. These circumstances include, but are not limited to, evidence of the inability to recover the carrying value of the investment, the inability of the investee to sustain an earnings capacity that would justify the carrying value of the investment or the current fair value of the investment that is less than the carrying value.
Investments in LPs/LLCs which are not accounted for under the equity method are evaluated for impairment by comparing our carrying value to the NAV of our interest as reported by the LP/LLC. Additionally, management considers the performance of the LP/LLC relative to the market and its stated objectives, cash flows expected from the interest and the audited financial statements of the LP/LLC, if available.
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
Deferred Policy Acquisition Costs
Policy acquisition costs (primarily commissions, premium taxes and underwriting salaries) which are directly related to the successful acquisition of new and renewal premiums are capitalized as DPAC and charged to expense, net of ceding commissions earned, as the related premium revenue is recognized. We evaluate the recoverability of our DPAC at the segment level each reporting period, and any amounts estimated to be unrecoverable are charged to expense in the current period. As of December 31, 2017 we have not determined that any amounts are unrecoverable.
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
In 2017 and 2016, a valuation allowance was established against the full value of the deferred tax asset related to the NOL carryforwards for the U.K. operations as management concluded that it was more likely than not that the deferred tax asset will not be realized. See further discussion in Note 5 of the Notes to Consolidated Financial Statements.
Tax Cuts and Jobs Act
The TCJA was signed into law on December 22, 2017 and contains several key provisions that impact our business, including the reduction of the corporate tax rate to 21% effective January 1, 2018, the reduction in the amount of executive compensation that could qualify as a tax deduction, a minimum tax on payments made to related foreign entities and a change in how property and casualty taxpayers discount loss reserves. Under current accounting guidance, the effects of changes in tax rates and laws are recognized in the period in which the new legislation is enacted. However, due to the timing of the enactment of the TCJA and its proximity to December 31, 2017, the SEC issued SAB 118 which provides a framework for companies to account for uncertainties in applying the provisions of the TCJA. SAB 118 allows companies to record a provisional amount in situations where a company does not have the necessary information available but can make a reasonable estimate. In situations where companies cannot make a reasonable estimate due to various factors, including lack of information, a provisional amount is not recorded. Instead, companies will continue to apply current accounting guidance based on the provision of the tax laws that were in effect immediately prior to the TCJA being enacted. The measurement period, as defined in SAB 118 for the TCJA, begins on the enactment date of the TCJA and ends when a company has obtained, prepared and analyzed the information that was needed in order to complete the accounting requirements under current accounting guidance. However, under no circumstances will the measurement period extend beyond one year from the enactment date of the TCJA.
Other than the areas discussed below, we were able to complete the accounting under the new provisions of the TCJA for the remeasurement of our deferred tax assets and liabilities based on the newly enacted tax rate and recognized a charge of $6.5 million, which is included as a component of income tax expense from continuing operations for the year ended December 31, 2017.
Provisional amount
At December 31, 2017, we had not completed the accounting for the tax effects of enactment of the TCJA for certain areas of our tax provision. As it relates to the limitation on the future deductibility of certain executive compensation, we have made a reasonable estimate of the effects on our existing deferred tax asset balances at December 31, 2017. This estimate was recorded as a provisional charge of $3.5 million, which is included as a component of income tax expense from continuing operations for the year ended December 31, 2017. Any future guidance from the IRS addressing the effects of the TCJA on executive compensation could result in a change to this provisional amount.
Provisional amount not reasonably estimable
The TCJA requires property and casualty taxpayers to discount loss reserves based solely on IRS factors and no longer by reference to historical payment patterns. As the IRS has yet to release the 2018 discount factors, we have been unable to reasonably estimate the impact of the change in loss reserve discounting factors and therefore have not adjusted our deferred tax balances at December 31, 2017 for the impact of these changes due to the TCJA. As prescribed by SAB 118, we continue to utilize the discount factors based on existing accounting guidance and the provisions of the tax laws that were in effect immediately prior to enactment of the TCJA. Once the IRS has released the 2018 loss reserve discount factors, we will complete our analysis and include the effect of the difference in the reserve discount factors in the period the analysis is complete or the impact is reasonably estimable. See Note 5 of the Notes to Consolidated Financial Statements for further information.
Effective January 1, 2018, the TCJA introduces a minimum tax on payments made to related foreign entities referred to as the BEAT. The BEAT is imposed by adding back into the U.S. tax base any base erosion payment made by the U.S. taxpayer to a related foreign entity and applying a minimum tax rate to this newly calculated modified taxable income. Base erosion payments represent any amount paid or accrued by the U.S. taxpayer to a related foreign entity to which a deduction is allowed. Premiums we cede to the SPCs at our wholly owned Cayman Islands reinsurance subsidiary, Eastern Re, fall within the scope of base erosion payments and therefore could be significantly impacted by the BEAT. We are currently evaluating the financial and operational impact the BEAT may have on the business ceded to Eastern Re.
Unrecognized Tax Benefits
We evaluate tax positions taken on tax returns and recognize positions in our financial statements when it is more likely than not that we will sustain the position upon resolution with a taxing authority. If recognized, the benefit is measured as the largest amount of benefit that has a greater than 50% probability of being realized. We review uncertain tax positions each period, considering changes in facts and circumstances, such as changes in tax law, interactions with taxing authorities and developments in case law, and make adjustments as we consider necessary. Adjustments to our unrecognized tax benefits may affect our income tax expense, and settlement of uncertain tax positions may require the use of cash. Other than differences related to timing, no significant adjustments were considered necessary during 2017 or 2016. At December 31, 2017, our liability for unrecognized tax benefits approximated $5.3 million.

Goodwill
We evaluate goodwill for impairment annually on October 1 and upon the occurrence of certain triggering events or substantive changes in circumstances that indicate the fair value of goodwill may be impaired. Impairment of goodwill is tested at the reporting unit level, which is consistent with the reportable segments identified in Note 15 of the Notes to Consolidated Financial Statements. Of the four reporting units, two have goodwill - Specialty P&C and Workers' Compensation.
When testing goodwill for impairment, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the estimated fair value of a reporting unit is less than its carrying amount. If we elect to perform a qualitative assessment and determine that an impairment is more likely than not, we are then required to perform the two-step quantitative impairment test, otherwise no further analysis is required. We also may elect not to perform the qualitative assessment and, instead, proceed directly to the two-step quantitative impairment test.
In the first step of the two-step quantitative impairment test, the fair value of a reporting unit is compared to its carrying value. If the carrying value of a reporting unit exceeds its fair value, the second step of the impairment test is performed for purposes of measuring the impairment. In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of goodwill, an impairment loss will be recognized in an amount equal to that excess.
When performing the two-step quantitative impairment test, we estimate the fair value of our reporting units using the income and market approaches. The estimate of fair value derived from the income approach is based on the present value of expected future cash flows, including terminal value, utilizing a market-based weighted average cost of capital determined separately for each reporting unit. The estimate of fair value derived from the market approach is based on earnings multiple data. The determination of fair value involves the use of significant estimates and assumptions, including revenue growth rates, operating margins, capital expenditures, working capital requirements, tax rates, terminal growth rates, discount rates, comparable public companies and synergistic benefits available to market participants. In addition, we make certain judgments and assumptions in allocating shared assets and liabilities to individual reporting units to determine the carrying amount of each reporting unit. To corroborate the reporting units’ valuation, we perform a reconciliation of the estimate of the aggregate fair value of the reporting units to ProAssurance's market capitalization, including consideration of a control premium.
As of the most recent evaluation date on October 1, 2017, we performed a qualitative goodwill impairment assessment for both of our Specialty P&C and Workers' Compensation segments. Our Specialty P&C and Workers' Compensation segments have historically had an excess of fair value over book value and based on current operations are expected to continue to do so; therefore, our annual impairment test for both segments was performed qualitatively. In applying the qualitative approach, management considered macroeconomic factors, industry and market conditions, cost factors that could have a negative impact on the reporting units, actual financial performance of the reporting units versus expectations and management's future business expectations. As a result of the qualitative assessments, management concluded that it was not more likely than not that the fair value of the reporting unit was less than its carrying value as of the testing date; therefore, no further impairment testing was required. No goodwill impairment was recorded in 2017, 2016 or 2015.
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
Audit Premium
Workers’ compensation premiums are determined based upon the payroll of the insured, applicable premium rates and an experience-based modification factor, where applicable. An audit of the policyholders’ records is conducted after policy expiration to make a final determination of applicable premiums. Audit premium due from or due to a policyholder as a result of an audit is reflected in net premiums written and earned when billed. We track, by policy, the amount of additional premium billed in final audit invoices as a percentage of payroll exposure and use this information to estimate the probable additional amount of EBUB premium as of the balance sheet date. We include changes to the EBUB premium estimate in net premiums written and earned in the period recognized.
Lloyd’s Premium Estimates
For certain insurance policies and reinsurance contracts written in our Lloyd’s Syndicate segment, premiums are initially recognized based upon estimates of ultimate premium. Ultimate premium represents the total expected premium to be written under binder authority and certain assumed reinsurance agreements. These estimates of ultimate premium are judgmental and are dependent upon certain assumptions, including historical premium trends for similar agreements. As reports are received from programs, ultimate premium estimates are revised, if necessary, with changes reflected in current operations.
Accounting Changes
Other than changes due to the enactment of the TCJA, we did not adopt any accounting changes or have any change in accounting estimate or policy that had a material effect on our results of operations or financial position during 2017. As of December 31, 2017, we are not aware of any accounting changes not yet adopted that would have a material effect on our results of operations or financial position. Note 1 of the Notes to Consolidated Financial Statements provides additional detail regarding accounting changes.

Liquidity and Capital Resources and Financial Condition
Overview
ProAssurance Corporation is a holding company and is a legal entity separate and distinct from its subsidiaries. As a holding company our principal source of external revenue is our investment revenues. In addition, dividends from our operating subsidiaries represent a significant source of funds for our obligations, including debt service and shareholder dividends. At December 31, 2017, we held cash and liquid investments of approximately $396 million outside our insurance subsidiaries that were available for use without regulatory approval or other restriction, of which $267 million was used to pay shareholder dividends in January 2018. We also have an additional $105 million in permitted borrowings under our Revolving Credit Agreement, which includes $28 million of the balance outstanding at December 31, 2017 that was repaid as of February 16, 2018. Additionally, we have available an accordion feature which, if subscribed successfully, would allow another $50 million in available funds as discussed in this section under the heading "Debt."
During 2017, our operating subsidiaries paid dividends to us of approximately $360 million, including extraordinary dividends from our insurance subsidiaries of approximately $200 million. Our insurance subsidiaries, in the aggregate, are permitted to pay dividends of approximately $137 million over the course of 2018 without prior approval of state insurance regulators. However, the payment of any dividend requires prior notice to the insurance regulator in the state of domicile, and the regulator may reduce or prevent the dividend if, in its judgment, payment of the dividend would have an adverse effect on the surplus of the insurance subsidiary. We make the decision to pay dividends from an insurance subsidiary based on the capital needs of that subsidiary, and may pay less than the permitted dividend or may also request permission to pay an additional amount (an extraordinary dividend).
Cash Flows
Cash flows between periods compare as follows:

	Year Ended December 31
(In thousands)	2017 vs 2016	2016 vs 2015	2015 vs 2014
Increase (decrease) in net cash provided (used) by:
Operating activities	$(20,124)	$57,996	$15,122
Investing activities	503,606	(506,726)	(39,193)
Financing activities	(342,581)	280,917	474
Increase (decrease) in cash and cash equivalents	$140,901	$(167,813)	$(23,597)
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
The decrease in operating cash flows in 2017 as compared to 2016 was primarily driven by an increase in tax payments of $25.1 million and an increase in cash paid for other underwriting and operating expenses of approximately $17.0 million. The increase in tax payments was due to the effect of a $15.0 million tax refund received in 2016 for the 2015 tax year and a $10.1 million increase in 2017 estimated tax payments. The increase in cash paid for other underwriting and operating expenses was primarily due to an increase in policy acquisition costs and an increase in cash paid for interest, primarily due to an increase in our weighted average outstanding debt. These decreases in operating cash flows were partially offset by an increase in premium receipts of $16.1 million, driven by our Workers' Compensation segment, and a decrease in loss payments of $11.9 million, driven by our Specialty P&C segment.
The increase in operating cash flows in 2016 as compared to 2015 was primarily due to a decrease in net tax payments driven by a $35.5 million reduction in estimated tax payments and a $15.0 million refund received in 2016 for the 2015 tax year. In addition, the increase reflected premium receipts of $11.8 million from a novation entered into during the fourth quarter of 2016 (see further discussion under the heading "Gross Premiums Written" within our Segment Operating Results - Specialty Property & Casualty section that follows).
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
Our financing cash flows are primarily composed of dividend payments, borrowings and repayments under our Revolving Credit Agreement and repurchases of common stock. See further discussion of our financing activities in this section under "Financing Activities and Related Cash Flows."
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

Analysis of Reserve Development

	December 31
(In thousands)	2007	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
Reserve for losses, undiscounted and net of reinsurance recoverables	$2,232,596	$2,111,112	$2,159,571	$2,136,664	$2,000,114	$1,860,076	$1,825,304	$1,820,300	$1,755,976	$1,719,953	$1,712,796
Cumulative net paid, as of:
One Year Later	312,348	278,655	291,654	264,597	300,703	311,835	343,197	390,849	383,062	369,682
Two Years Later	550,042	468,277	476,682	491,657	526,903	563,805	571,690	646,878	633,246
Three Years Later	694,113	584,410	614,369	639,220	682,576	704,795	732,892	804,624
Four Years Later	777,114	666,105	706,091	737,253	763,703	800,189	826,384
Five Years Later	833,471	724,377	761,659	789,965	821,742	852,873
Six Years Later	874,479	758,863	793,528	828,043	852,119
Seven Years Later	898,646	778,795	811,333	844,810
Eight Years Later	911,961	790,950	821,435
Nine Years Later	917,797	796,125
Ten Years Later	921,129
Re-estimated net liability as of:
End of Year	2,232,596	2,111,112	2,159,571	2,136,664	2,000,114	1,860,076	1,825,304	1,820,300	1,755,976	1,719,953
One Year Later	2,047,344	1,903,812	1,925,581	1,810,799	1,728,076	1,644,203	1,644,516	1,659,120	1,612,198	1,585,593
Two Years Later	1,829,140	1,665,832	1,615,603	1,543,650	1,498,158	1,472,259	1,483,378	1,519,078	1,485,357
Three Years Later	1,596,508	1,383,189	1,362,538	1,324,906	1,342,996	1,331,828	1,358,560	1,396,130
Four Years Later	1,357,126	1,154,552	1,172,091	1,205,737	1,224,597	1,231,337	1,252,605
Five Years Later	1,185,051	1,019,407	1,086,027	1,111,591	1,148,793	1,157,493
Six Years Later	1,084,422	961,808	1,012,597	1,050,549	1,091,646
Seven Years Later	1,041,623	915,935	961,987	1,010,802
Eight Years Later	1,011,674	885,698	940,035
Nine Years Later	992,015	871,466
Ten Years Later	978,633

Net cumulative redundancy (deficiency)	$1,253,963	$1,239,646	$1,219,536	$1,125,862	$908,468	$702,583	$572,699	$424,170	$270,619	$134,360
Original gross liability - end of year	$2,559,707	$2,379,468	$2,422,230	$2,414,100	$2,247,772	$2,051,428	$2,072,822	$2,058,266	$2,005,326	$1,993,428
Reinsurance recoverables	(327,111)	(268,356)	(262,659)	(277,436)	(247,658)	(191,352)	(247,518)	(237,966)	(249,350)	(273,475)
Original net liability - end of year	$2,232,596	$2,111,112	$2,159,571	$2,136,664	$2,000,114	$1,860,076	$1,825,304	$1,820,300	$1,755,976	$1,719,953
Gross re-estimated liability - latest	$1,214,306	$1,016,303	$1,066,624	$1,142,569	$1,226,131	$1,287,377	$1,423,461	$1,590,748	$1,714,529	$1,858,768
Re-estimated reinsurance recoverables	(235,673)	(144,837)	(126,589)	(131,767)	(134,485)	(129,884)	(170,856)	(194,618)	(229,172)	(273,175)
Net re-estimated liability - latest	$978,633	$871,466	$940,035	$1,010,802	$1,091,646	$1,157,493	$1,252,605	$1,396,130	$1,485,357	$1,585,593
Gross cumulative redundancy (deficiency)	$1,345,401	$1,363,165	$1,355,606	$1,271,531	$1,021,641	$764,051	$649,361	$467,518	$290,797	$134,660
See table notes on following page.

Table Notes

•	Reserves for 2009 and thereafter include gross and net reserves acquired in 2009 business combinations of $169.4 million and $163.9 million, respectively.

•	Reserves for 2010 and thereafter include gross and net reserves acquired in 2010 business combinations of $88.1 million and $82.2 million, respectively.

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
In each year reflected in the table, we have estimated our reserve for losses utilizing the management and actuarial processes discussed under the heading "Reserve for Losses and Loss Adjustment Expenses" in the Critical Accounting Estimates section. Factors that have contributed to the variation in loss development are primarily related to the extended period of time required to resolve professional liability claims and include the following:

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

•
These adverse severity trends later moderated, with that moderation becoming more pronounced beginning in 2009. We have been cautious in giving full recognition to indications that the pace of severity increase had slowed, however we have given measured recognition of the improved trend in our reserve estimates, as discussed more fully under the heading “Reserve for Losses and Loss Adjustment Expenses" in the Critical Accounting Estimates section (reserve for losses or reserve). The favorable development was most pronounced for years 2004 to 2008, as the initial reserves for these accident years were established prior to substantial indication that severity trends were moderating. We have given stronger recognition to the lower severity trend as time has elapsed and a greater percentage of claims have closed.

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

Activity in our net reserve for losses during 2017, 2016 and 2015 is summarized below:

	Year Ended December 31
(In thousands)	2017	2016	2015
Balance, beginning of year	$1,993,428	$2,005,326	$2,058,266
Less reinsurance recoverables on unpaid losses and loss adjustment expenses	273,475	249,350	237,966
Net balance, beginning of year	1,719,953	1,755,976	1,820,300
Net losses:
Current year	603,518	587,007	571,891
Favorable development of reserves established in prior years, net	(134,360)	(143,778)	(161,180)
Total	469,158	443,229	410,711
Paid related to:
Current year	(106,633)	(96,190)	(84,186)
Prior years	(369,682)	(383,062)	(390,849)
Total paid	(476,315)	(479,252)	(475,035)
Net balance, end of year	1,712,796	1,719,953	1,755,976
Plus reinsurance recoverables on unpaid losses and loss adjustment expenses	335,585	273,475	249,350
Balance, end of year	$2,048,381	$1,993,428	$2,005,326
At December 31, 2017 our gross reserve for losses included case reserves of approximately $1.2 billion and IBNR reserves of approximately $0.8 billion. Our consolidated gross reserve for losses on a GAAP basis exceeds the combined gross reserves of our insurance subsidiaries on a statutory basis by approximately $0.2 billion, which is principally due to the portion of the GAAP reserve for losses that is reflected for statutory accounting purposes as unearned premiums. These unearned premiums are applicable to extended reporting endorsements (“tail” coverage) issued without a premium charge upon death, disability or retirement of an insured who meets certain qualifications.
Reinsurance
Within our Specialty P&C segment, we use insurance and reinsurance (collectively, “reinsurance”) to provide capacity to write larger limits of liability, to provide reimbursement for losses incurred under the higher limit coverages we offer and to provide protection against losses in excess of policy limits. Within our Workers' Compensation segment, we use reinsurance to reduce our net liability on individual risks, to mitigate the effect of significant loss occurrences (including catastrophic events), to stabilize underwriting results, and to increase underwriting capacity by decreasing leverage. In both the Specialty P&C and Workers' Compensation segments, we use reinsurance in risk sharing arrangements, to align our objectives with those of our strategic business partners and to provide custom insurance solutions for large customer groups. We have a quota share arrangement with Syndicate 1729 established to provide an initial premium base for Syndicate 1729 which was not renewed on January 1, 2018. The purchase of reinsurance does not relieve us from the ultimate risk on our policies; however, it does provide reimbursement for certain losses we pay. We pay our reinsurers a premium in exchange for reinsurance of the risk. In the majority of our excess of loss arrangements, the premium due to the reinsurer is determined by the loss experience of the business reinsured, subject to certain minimum and maximum amounts. Until all loss amounts are known, we estimate the premium due to the reinsurer. Changes to the estimate of premium owed under reinsurance agreements related to prior periods are recorded in the period in which the change in estimate occurs and can have a significant effect on net premiums earned.
We generally reinsure risks under treaties (our excess of loss reinsurance arrangements) pursuant to which the reinsurers agree to assume all or a portion of all risks that we insure above our individual risk retention levels, up to the maximum individual limits offered. These arrangements are negotiated and renewed annually. Renewal dates for our healthcare professional liability, medical technology liability and workers' compensation treaties are October 1, January 1 and May 1, respectively. There were no significant changes in the cost or structure of our professional liability and medical technology liability treaties which renewed October 1, 2017 and January 1, 2018, respectively. Our workers' compensation treaty renewed May 1, 2017 at a slightly higher rate than the previous agreement. The significant coverages provided by our current excess of loss reinsurance arrangements are detailed in the following table.

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
During 2017, we wrote workers' compensation and healthcare professional liability policies in our alternative market business generating premium of approximately $78.2 million. These policies are reinsured to the SPCs of our wholly owned subsidiary, Eastern Re, domiciled in the Cayman Islands, net of a ceding commission. The alternative market workers' compensation policies are ceded to the SPCs under 100% quota share reinsurance agreements and then further reinsured under an excess of loss reinsurance arrangement. The alternative market professional liability policies are ceded to the SPCs under either excess of loss or quota share reinsurance agreements, depending on the structure of the individual program, and the portion of the risk that is not ceded to an SPC may also be reinsured under our standard healthcare professional liability reinsurance program depending on the policy limits provided. The remaining premium written in our alternative market business of $6.8 million in 2017 is 100% ceded to unaffiliated captive insurers.
Each SPC has preferred shareholders or participants and the underwriting profit or loss of each cell accrues fully to these preferred shareholders or participants. We participate as either a preferred shareholder or participant in certain SPCs. As of December 31, 2017, our ownership interest in the SPCs in which we participate is as low as 25% and as high as 85%.

As previously discussed, for the workers' compensation business ceded to Eastern Re each SPC has in place its own reinsurance arrangements, which are illustrated in the following table.
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
Each SPC maintains a loss fund initially equal to the difference between premium assumed by the cell and the ceding commission. The external owners of each cell provide a letter of credit to us that is initially equal to the difference between the loss fund of the SPC (amount of funds available to pay losses after deduction of ceding commission) and the aggregate attachment point of the reinsurance. Over time, a SPC's retained profits are considered in the determination of the collateral amount required to be provided by the cell's external owners.
Within our Lloyd's Syndicate segment, Syndicate 1729 utilizes reinsurance to provide capacity to write larger limits of liability on individual risks, to provide protection against catastrophic loss and to provide protection against losses in excess of policy limits. The level of reinsurance that Syndicate 1729 purchases is dependent on a number of factors, including its underwriting risk appetite for catastrophic exposure, the specific risks inherent in each line or class of business written and the pricing, coverage and terms and conditions available from the reinsurance market. Reinsurance protection by line of business is as follows:

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

•
Beginning in 2018, external excess of loss reinsurance will be utilized by Syndicate 1729 to manage the net loss exposure on our specialty property and contingency coverages ceded to Syndicate 6131 (see further discussion in Segment Operating Results - Lloyd’s Syndicate section that follows).

Syndicate 1729 may still be exposed to losses that exceed the level of reinsurance purchased as well as to reinstatement premiums triggered by losses exceeding specified levels. Cash demands on Syndicate 1729 can vary significantly depending on the nature and intensity of a loss event. For significant reinsured catastrophe losses, the inability or unwillingness of the reinsurer to make timely payments under the terms of the reinsurance agreement could have an adverse effect on Syndicate 1729's liquidity.
For all of our segments, we make a determination of the amount of insurance risk we choose to retain based upon numerous factors, including our risk tolerance and the capital we have to support it, the price and availability of reinsurance, the volume of business, our level of experience with a particular set of claims and our analysis of the potential underwriting results. We purchase excess of loss reinsurance to limit the amount of risk we retain and we do so from a number of companies to mitigate concentrations of credit risk. We utilize reinsurance brokers to assist us in the placement of these reinsurance programs and in the analysis of the credit quality of our reinsurers. The determination of which reinsurers we choose to do business with is based upon an evaluation of their then current financial strength, rating and stability. However, the financial strength of our reinsurers and their corresponding ability to pay us may change in the future due to forces or events we cannot control or anticipate. As of December 31, 2017, there is no reinsurer, on an individual basis, for which our recoverables for both paid and unpaid claims (net of amounts due to the reinsurer) and our prepaid balances are aggregately $29 million or more.
Litigation
We are involved in various legal actions related to insurance policies and claims handling including, but not limited to, claims asserted against us by policyholders. These types of legal actions arise in the ordinary course of business and, in accordance with GAAP for insurance entities, are generally considered as a part of our loss reserving process, which is described in detail in our Critical Accounting Estimates section under the heading "Reserve for Losses and Loss Adjustment Expenses." We also have other direct actions against the Company unrelated to our claims activity which we evaluate and account for as a part of our other liabilities. For these corporate legal actions, we evaluate each case separately and establish what we believe is an appropriate reserve based on GAAP guidance related to contingent liabilities. As of December 31, 2017 there were no material reserves established for corporate legal actions.
Taxes
We are subject to the tax laws and regulations of the U.S. and U.K. We file a consolidated U.S. federal income tax return that includes the holding company and its U.S. subsidiaries. Our filing obligations include a requirement to make quarterly payments of estimated taxes to the IRS using the corporate tax rate effective for the tax year. The TCJA was signed into law on December 22, 2017. Due to its enactment date, the TCJA had no material effect on our liquidity for the year ended December 31, 2017.

Investing Activities and Related Cash Flows
Our investments at December 31, 2017 and December 31, 2016 are comprised as follows:

	December 31, 2017		December 31, 2016
($ in thousands)	Carrying Value	% of Total Investment	Carrying Value	% of Total Investment
Fixed maturities, available for sale:
U.S. Treasury obligations	$133,627	4%	$146,539	4%
U.S. Government-sponsored enterprise obligations	20,956	1%	30,235	1%
State and municipal bonds	632,243	17%	800,463	20%
Corporate debt	1,167,158	31%	1,278,991	33%
Residential mortgage-backed securities	197,844	5%	217,906	5%
Commercial mortgage-backed securities	26,703	1%	32,394	1%
Other asset-backed securities	101,711	3%	106,878	3%
Total fixed maturities, available for sale	2,280,242	62%	2,613,406	67%

Equity securities, trading	470,609	13%	387,274	10%
Short-term investments	432,126	12%	442,084	11%
BOLI	62,113	1%	60,134	1%
Investment in unconsolidated subsidiaries	330,591	9%	340,906	9%
Other investments	110,847	3%	81,892	2%
Total Investments	$3,686,528	100%	$3,925,696	100%

The distribution of our investments in fixed-maturity securities by rating were as follows:

	December 31, 2017		December 31, 2016
($ in thousands)	Carrying Value	% of Total Investment	Carrying Value	% of Total Investment
Rating*
AAA	$617,091	27%	$676,815	26%
AA+	183,221	8%	213,892	8%
AA	173,488	8%	227,076	9%
AA-	195,110	9%	243,562	9%
A+	210,263	9%	271,534	10%
A	296,852	13%	282,530	11%
A-	202,581	9%	221,139	9%
BBB+	103,023	4%	132,705	5%
BBB	100,025	4%	115,867	4%
BBB-	48,207	2%	54,366	2%
Below investment grade	119,310	6%	146,071	6%
Not rated	31,071	1%	27,849	1%
Total	$2,280,242	100%	$2,613,406	100%
*Average of three NRSRO sources, presented as an S&P equivalent. Source: S&P, Copyright ©2017, S&P Global Market Intelligence
A detailed listing of our investment holdings as of December 31, 2017 is located under the Financial Information heading on the Investor Relations page of our website which can be reached directly at www.proassurance.com/investmentholdings, or through links from the Investor Relations section of our website, investor.proassurance.com.
We manage our investments to ensure that we will have sufficient liquidity to meet our obligations, taking into consideration the timing of cash flows from our investments, including interest payments, dividends and principal payments, as well as the expected cash flows to be generated by our operations. In addition to the interest and dividends we will receive, we anticipate that between $40 million and $70 million of our investments will mature (or be paid down) each quarter over the next twelve months and become available, if needed, to meet our cash flow requirements. The primary outflow of cash at our insurance subsidiaries is related to paid losses and operating costs, including income taxes. The payment of individual claims cannot be predicted with certainty; therefore, we rely upon the history of paid claims in estimating the timing of future claims payments. To the extent that we may have an unanticipated shortfall in cash, we may either liquidate securities or borrow funds under existing borrowing arrangements through our Revolving Credit Agreement and the FHLB system. As of February 16, 2018, $155 million could be made available for use through our Revolving Credit Agreement, as discussed in this section under the heading "Debt." Given the duration of our investments, we do not foresee a shortfall that would require us to meet operating cash needs through additional borrowings. Additional information regarding the credit facility is detailed in Note 9 of the Notes to Consolidated Financial Statements.
As discussed under the heading "Business Combinations and Ventures" and in Note 3 of the Notes to Consolidated Financial Statements, our fixed maturity and short-term investments include securities deposited with Lloyd's in order to meet our FAL requirement. At December 31, 2017, securities on deposit with Lloyd's included fixed maturities having a fair value of $123.5 million and short-term investments with a fair value of $0.4 million.
Our investment portfolio continues to be primarily composed of high quality fixed income securities with approximately 93% of our fixed maturities being investment grade securities as determined by national rating agencies. The weighted average effective duration of our fixed maturity securities at December 31, 2017 was 3.43 years; the weighted average effective duration of our fixed maturity securities combined with our short-term securities was 2.9 years.
The carrying value and unfunded commitments for certain of our investments were as follows:

	Carrying Value		2017
($ in thousands, except expected funding period)	2017	2016	Unfunded Commitment	Expected funding period in years
Qualified affordable housing project tax credit partnerships (1)	$84,607	$102,313	$1,208	6
Historic tax credit partnerships (2)	6,118	11,459	3,004	2
Investment fund LPs/LLCs (2)	294,924	273,986	160,428	6
Total	$385,649	$387,758	$164,640
(1) The carrying value reflects our total commitments (both funded and unfunded) to the partnerships, less any amortization, since our initial investment. We fund these investments based on funding schedules maintained by the partnerships.

(2) The carrying value reflects our funded commitments less any amortization.
Investment fund LPs/LLCs are by nature less liquid and may involve more risk than other investments. We manage our risk through diversification of asset class and geographic location. At December 31, 2017, we had investments in 30 separate investment funds with a total carrying value of $294.9 million, as shown in the table above, which represented 8% of our Total Investments. We review and monitor the performance of these investments on a quarterly basis.
Business Combinations and Ventures
There were no business combinations during the years ended December 31, 2017, 2016 and 2015.
In the fourth quarter of 2017, we provided 100% of the capital for the newly formed SPA, Syndicate 6131, which began active operations effective January 1, 2018. The capital for Syndicate 6131 was provided through an increase in our FAL securities, which at December 31, 2017 had a fair value of approximately $123.9 million, as discussed in Note 3 of the Notes to Consolidated Financial Statements. We have a total capital commitment to support our Lloyd's Syndicate operations through 2022 of up to $200 million. See further discussion in our Segment Operating Results - Lloyd's Syndicate section that follows.

Financing Activities and Related Cash Flows
Treasury Shares
Treasury share activity for 2017, 2016 and 2015 was as follows:

(In thousands)	2017	2016	2015
Treasury shares at the beginning of the period	9,409	9,403	5,763
Shares reacquired, at cost of $2 million and $170 million for 2016 and 2015, respectively	—	44	3,680
Shares reissued, primarily those reissued pursuant to the ProAssurance 2011 Employee Stock Ownership Plan, fair value of approximately $2 million in each period presented	(41)	(38)	(40)
Treasury shares at the end of the period	9,368	9,409	9,403
We did not repurchase any common shares subsequent to December 31, 2017 and as of February 16, 2018 our remaining Board authorization was approximately $110 million.
Shareholder Dividends
Our Board declared cash dividends during 2017, 2016 and 2015 as follows:

Quarterly Cash Dividends Declared, per Share
	2017	2016	2015
First Quarter	$0.31	$0.31	$0.31
Second Quarter	$0.31	$0.31	$0.31
Third Quarter	$0.31	$0.31	$0.31
Fourth Quarter	$0.31	$0.31	$0.31
Fourth Quarter - Special dividend	$4.69	$4.69	$1.00
Each dividend was paid in the month following the quarter in which it was declared. Cash dividends totaling $315 million, $119 million and $218 million were paid during the years ended December 31, 2017, 2016 and 2015, respectively. Any decision to pay future cash dividends is subject to the Board’s final determination after a comprehensive review of financial performance, future expectations and other factors deemed relevant by the Board.
Debt
At December 31, 2017, our debt included $250 million of outstanding unsecured senior notes. The notes bear interest at 5.3% annually and are due in 2023 although they may be redeemed in whole or part prior to maturity. There are no financial covenants associated with these notes.
We have a Revolving Credit Agreement which may be used for general corporate purposes, including, but not limited to, short-term working capital, share repurchases as authorized by the Board and support for other activities. Our Revolving Credit Agreement permits borrowings of up to $200 million, and has available a $50 million accordion feature, which, if successfully subscribed, would expand permitted borrowings up to $250 million. During 2017, we repaid $77 million of the balance outstanding on the Revolving Credit Agreement, and at December 31, 2017, we had outstanding borrowings of $123 million, on a fully secured basis. In January and February of 2018, we repaid $28 million of the balance outstanding on the Revolving Credit Agreement, and the remaining outstanding borrowing is repayable or renewable in the first quarter of 2018. Repayment can be deferred until expiration of the Revolving Credit Agreement in June 2020. We are in compliance with the financial covenants of the Revolving Credit Agreement.
During the fourth quarter of 2017, two of our subsidiaries each entered into ten-year mortgage loans collectively totaling approximately $40 million (Mortgage Loans) with one lender in connection with the recapitalization of two office buildings. The Mortgage Loans mature in December 2027 and accrue interest at three-month LIBOR plus 132.5 basis points with principal and interest payable on a quarterly basis. We are in compliance with the financial covenant of the Mortgage Loans.
Additional information regarding our debt is provided in Note 9 of the Notes to Consolidated Financial Statements.
During the fourth quarter of 2017, we entered into an interest rate cap agreement with a notional amount of $35 million to manage our exposure to increases in LIBOR on our Mortgage Loans. Per the interest rate cap agreement, we are entitled to receive cash payments if and when the three-month LIBOR exceeds 235 basis points. Additional information on our interest rate cap agreement is provided in Note 10 of the Notes to Consolidated Financial Statements.

Two of our insurance subsidiaries are members of an FHLB. Through membership, those subsidiaries have access to secured cash advances which can be used for liquidity purposes or other operational needs. In order for us to use FHLB proceeds, regulatory approvals may be required depending on the nature of the transaction. To date, those subsidiaries have not materially utilized their membership for borrowing purposes.
Off-Balance Sheet Arrangements/Guarantees
We have no significant off-balance sheet arrangements/guarantees.
Contractual Obligations
We believe that our operating cash flow and funds from our investment portfolio are adequate to meet our contractual obligations.
A schedule of our non-cancellable contractual obligations at December 31, 2017 was as follows:

	Payments due by period
(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Losses and loss adjustment expenses	$2,048,381	$553,033	$766,605	$364,215	$364,528
Debt obligations including interest and fees	507,014	18,285	158,364	31,680	298,685
Operating lease obligations	28,401	5,021	8,285	5,883	9,212
Funding commitments primarily related to non-public investment entities	172,749	88,609	70,728	13,252	160
Total	$2,756,545	$664,948	$1,003,982	$415,030	$672,585
The anticipated payout of Losses and loss adjustment expenses is based upon our historical payout patterns. Both the timing and amount of these payments may vary from the payments indicated.
The above table presumes the current outstanding borrowings under our Revolving Credit Agreement at December 31, 2017 will remain outstanding through expiration of the agreement and accrue interest at the respective current interest rates at December 31, 2017. Therefore, we have also included unused commitment fees associated with our Revolving Credit Agreement as we presume the unused portion of the credit line at December 31, 2017 will remain available through expiration of the agreement. Additionally, we presume the current interest rate on our Mortgage Loans at December 31, 2017 will remain constant until maturity of the Mortgage Loans. For more information regarding these agreements see Note 9 of the Notes to Consolidated Financial Statements.
Our operating lease obligations are primarily for the rental of office space and office equipment. Our funding commitments are primarily related to non-public investment entities but also include the unused commitments under our Syndicate Credit Agreement. For more information regarding these agreements see Note 8 of the Notes to Consolidated Financial Statements.
The above table excludes our remaining capital commitment of $76 million at December 31, 2017 to support our underwriting capacity in our Lloyd's Syndicates through 2022 of up to $200 million, referred to as FAL. In order to satisfy the FAL requirement, we transfer funds from our Corporate segment to our Lloyd's Syndicate segment which are used to invest in securities that are placed on deposit with Lloyd's. See further discussion of the securities on deposit with Lloyd's in Note 3 of the Notes to Consolidated Financial Statements.

Results of Operations - Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Selected consolidated financial data for each period is summarized in the table below.

	Year Ended December 31
($ in thousands, except per share data)	2017	2016	Change
Revenues:
Net premiums written	$764,018	$738,533	$25,485
Net premiums earned	$738,531	$733,281	$5,250
Net investment result	103,695	94,250	9,445
Net realized investment gains (losses)	16,409	34,875	(18,466)
Other income	7,514	7,808	(294)
Total revenues	866,149	870,214	(4,065)

Expenses:
Net losses and loss adjustment expenses	469,158	443,229	25,929
Underwriting, policy acquisition and operating expenses	235,753	227,610	8,143
Segregated portfolio cells dividend expense (income)	15,771	8,142	7,629
Interest expense	16,844	15,032	1,812
Total expenses	737,526	694,013	43,513
Income before income taxes	128,623	176,201	(47,578)
Income tax expense (benefit)	21,359	25,120	(3,761)
Net income	$107,264	$151,081	$(43,817)
Non-GAAP operating income	$108,538	$129,844	$(21,306)
Earnings per share:
Basic	$2.01	$2.84	$(0.83)
Diluted	$2.00	$2.83	$(0.83)
Non-GAAP operating earnings per share:
Basic	$2.03	$2.44	$(0.41)
Diluted	$2.02	$2.43	$(0.41)
Net loss ratio	63.5%	60.4%	3.1	pts
Underwriting expense ratio	31.9%	31.0%	0.9	pts
Combined ratio	95.4%	91.4%	4.0	pts
Operating ratio	82.4%	77.8%	4.6	pts
Effective tax rate	16.6%	14.3%	2.3	pts
Return on equity	6.3%	8.0%	(1.7)	pts
In all tables that follow, the abbreviation "nm" indicates that the information or the percentage change is not meaningful.

Executive Summary of Operations
The following sections provide an overview of our consolidated and segment results of operations for the year ended December 31, 2017 as compared to 2016. See the Segment Operating Results sections that follow for additional information regarding each segment's operating results.
Revenues
Our consolidated and segment net premiums earned were as follows:

	Year Ended December 31
($ in thousands)	2017	2016	Change
Net Premiums Earned
Specialty P&C	$453,921	$457,816	$(3,895)	(0.9%)
Workers' Compensation	227,408	220,815	6,593	3.0%
Lloyd's Syndicate	57,202	54,650	2,552	4.7%
Consolidated total	$738,531	$733,281	$5,250	0.7%
Consolidated net premiums earned increased in 2017 as compared to 2016. The decrease in net premiums earned in our Specialty P&C segment was due to the effect of a prior year novation which resulted in $11.8 million in premium earned in 2016 (see further discussion in our Segment Operating Results - Specialty Property & Casualty section that follows). After removing the impact of the prior year novation in the Specialty P&C segment, net premiums earned increased in all our operating segments in 2017 as compared to 2016.
The following table shows our consolidated net investment result:

	Year Ended December 31
($ in thousands)	2017	2016	Change
Net investment income	$95,662	$100,012	$(4,350)	(4.3%)
Equity in earnings (loss) of unconsolidated subsidiaries	8,033	(5,762)	13,795	239.4%
Net investment result	$103,695	$94,250	$9,445	10.0%
The increase in our consolidated net investment result in 2017 was primarily attributable to an increase in earnings from our unconsolidated subsidiaries of $13.8 million due to higher reported earnings from our investments in LP/LLCs and the effect of a smaller increase in the estimate of partnership operating losses related to our tax credit partnerships in 2017 as compared to 2016. The increase was partially offset by a decrease in net investment income primarily attributable to reduced earnings from our fixed income portfolio, which reflected both lower yields and lower average investment income balances.
The following table shows our total consolidated net realized investment gains (losses):

	Year Ended December 31
($ in thousands)	2017	2016	Change
Net impairment losses recognized in earnings	$(12,952)	$(9,766)	$(3,186)	(32.6%)
Other net realized investment gains (losses)	29,361	44,641	(15,280)	(34.2%)
Net realized investment gains (losses)	$16,409	$34,875	$(18,466)	(52.9%)
During 2017, we recognized OTTI in earnings of $13.0 million, including an $8.5 million impairment related to an early stage business investment. See further discussion in our Segment Operating Results - Corporate section that follows. Other net realized investment gains during 2017 was primarily composed of changes in unrealized holding gains and net realized investment gains related to our trading portfolio.

Expenses
The following table shows our consolidated and segment net loss ratios:

	Year Ended December 31
($ in millions)	2017	2016	Change
Current accident year net loss ratio
Consolidated ratio	81.7%	80.1%	1.6	pts
Specialty P&C	89.9%	88.6%	1.3	pts
Workers' Compensation	66.2%	66.4%	(0.2)	pts
Lloyd's Syndicate	78.7%	63.3%	15.4	pts
Calendar year net loss ratio
Consolidated ratio	63.5%	60.4%	3.1	pts
Specialty P&C	63.6%	58.7%	4.9	pts
Workers' Compensation	59.9%	63.6%	(3.7)	pts
Lloyd's Syndicate	77.3%	62.4%	14.9	pts
Favorable net loss development, prior accident years
Consolidated	$134.4	$143.8	$(9.4)
Specialty P&C	$119.3	$137.2	$(17.9)
Workers' Compensation	$14.3	$6.1	$8.2
Lloyd's Syndicate	$0.8	$0.5	$0.3
Our consolidated current accident year net loss ratio increased 1.6 percentage points for the year ended December 31, 2017 as compared to 2016 primarily driven by higher current accident year net loss ratios in our Lloyd's Syndicate and Specialty P&C segments. The higher current accident year net loss ratio in our Lloyd's Syndicate segment was primarily due to losses related to Hurricanes Harvey, Irma and Maria during 2017 which resulted in a 0.9 percentage point increase in our consolidated current accident year net loss ratio (see further discussion in the Segment Operating Results - Lloyd's Syndicate section that follows).
In both 2017 and 2016, our consolidated calendar year net loss ratio was lower than our consolidated current accident year net loss ratio due to the recognition of favorable net loss development for prior accident years, as shown in the previous table.
Our consolidated and segment underwriting expense ratios were as follows:

	Year Ended December 31
	2017	2016	Change
Underwriting Expense Ratio
Consolidated	31.9%	31.0%	0.9	pts
Specialty P&C	24.0%	22.8%	1.2	pts
Workers' Compensation	31.2%	31.9%	(0.7)	pts
Lloyd's Syndicate	47.1%	41.8%	5.3	pts
Corporate*	4.0%	4.2%	(0.2)	pts
*There are no net premiums earned associated with the Corporate segment. Ratios shown are the contribution of the Corporate segment to the consolidated ratio (Corporate operating expenses divided by consolidated net premium earned).

Our consolidated underwriting expense ratio increased 0.9 percentage points for the year ended December 31, 2017 as compared to 2016 primarily due to the increase in DPAC amortization relative to consolidated net premiums earned. Although consolidated net premiums earned increased in 2017, the increase was largely reduced by the effect of a prior year novation in our Specialty P&C segment, as previously discussed, which resulted in a 0.5 percentage point increase in the consolidated underwriting expense ratio. After removing the impact of the prior year novation, the remaining increase in the consolidated underwriting expense ratio was driven by an increase in DPAC amortization, particularly in our Specialty P&C segment, as a result of an increase in commission expense and a decrease in ceding commission income, which is an offset to expense.

Taxes
Our effective tax rate was 16.6% for the year ended December 31, 2017, as compared to our 2016 effective tax rate of 14.3%. The increase in the effective tax rate in 2017 was primarily due to the impact to our deferred tax balances at December 31, 2017 as a result of the enactment of the TCJA, which increased the rate by 7.8%, somewhat offset by the application of new guidance adopted in the first quarter of 2017 related to the improvement in accounting for share-based payments, which reduced the rate by 2.1%. Excluding those impacts, our effective tax rate would have been 10.9% for 2017 (see further discussion under the heading "Taxes" within our Segment Operating Results - Corporate section that follows).
Operating Ratio and Return on Equity
Our operating ratio (calculated as our combined ratio, less our investment income ratio) increased by 4.6 percentage points in the year ended December 31, 2017 as compared to 2016. The increase reflected a higher consolidated net loss ratio driven by a lower amount of prior year favorable development in our Specialty P&C segment and estimated losses recognized during 2017 related to Hurricanes Harvey, Irma and Maria in our Lloyd's Syndicate segment (see further discussion in the Segment Operating Results - Lloyd's Syndicate section that follows).
ROE was 6.3% for the year ended December 31, 2017 as compared to 8.0% for the same respective period of 2016. The decrease in 2017 was primarily due to a decrease in net income, partially offset by a lower average equity base (the denominator of the ROE ratio) as compared to 2016. The lower average equity base in 2017 as compared to 2016 was primarily due to dividends declared during the year ended December 31, 2017.
Book Value per Share
We believe the payment of dividends is currently our most effective tool for the deployment of excess capital even though, in the short-term, dividend declarations dampen growth in book value per share. Our book value per share at December 31, 2017 as compared to December 31, 2016 is shown in the following table.

Book Value Per Share
Book Value Per Share at December 31, 2016	$33.78
Increase (decrease) to book value per share during the year ended December 31, 2017 attributable to:
Dividends declared	(5.93)
Net income	2.01
Decrease in AOCI	(0.05)
Other	0.02
Book Value Per Share at December 31, 2017	$29.83

Non-GAAP Financial Measures
Non-GAAP operating income is a financial measure that is widely used to evaluate performance within the insurance sector. In calculating Non-GAAP operating income, we have excluded the after-tax effects of the items listed in the following table that do not reflect normal operating results. We believe Non-GAAP operating income presents a useful view of the performance of our insurance operations, however it should be considered in conjunction with net income computed in accordance with GAAP.
The following table is a reconciliation of net income to Non-GAAP operating income:

	Year Ended December 31
(In thousands, except per share data)	2017	2016
Net income	$107,264	$151,081
Items excluded in the calculation of Non-GAAP operating income:
Net realized investment (gains) losses	(16,409)	(34,875)
Net realized gains (losses) attributable to SPCs which no profit/loss is retained (1)	3,083	2,049
Guaranty fund assessments (recoupments)	(157)	153
Pre-tax effect of exclusions	(13,483)	(32,673)
Tax effect, at 35% (2)	4,719	11,436
After-tax effect of exclusions	(8,764)	(21,237)
Non-GAAP operating income, before tax reform adjustments	98,500	129,844
Tax reform adjustments on our deferred tax balances excluded in the calculation of Non-GAAP operating income:
Adjustment of deferred taxes upon the change in corporate tax rate (3)	6,541	—
Adjustment of deferred taxes upon the change in limitation of future deductibility of certain executive compensation (3)	3,497	—
Non-GAAP operating income	$108,538	$129,844
Per diluted common share:
Net income	$2.00	$2.83
Effect of exclusions	0.02	(0.40)
Non-GAAP operating income per diluted common share	$2.02	$2.43
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
(2) The 35% rate above is the annual expected incremental tax rate associated with the taxable or tax deductible items listed. The effective tax rate for the respective years was applied to these items in calculating net income. See previous discussion in this section under the heading "Taxes."
(3) Due to tax reform enacted by the TCJA, we remeasured our deferred tax assets and liabilities based on the newly enacted tax rate of 21% and recognized a charge of $6.5 million, which is included as a component of income tax expense from continuing operations for the year ended December 31, 2017. In addition, we have made a reasonable estimate of the effects on our deferred tax asset balances at December 31, 2017 as it relates to the limitation on the future deductibility on certain executive compensation and recorded a provisional charge to income tax expense of $3.5 million for the year ended December 31, 2017. Any future guidance from the IRS addressing the effects of the TCJA on executive compensation could result in a change to this provisional amount. See further discussion under the heading "Deferred Taxes" in the Critical Accounting Estimates section.

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

	Year Ended December 31
($ in thousands)	2017	2016	Change
Net premiums written	$470,535	$458,681	$11,854	2.6%

Net premiums earned	$453,921	$457,816	$(3,895)	(0.9%)
Other income	5,688	5,306	382	7.2%
Net losses and loss adjustment expenses	(288,701)	(268,579)	(20,122)	7.5%
Underwriting, policy acquisition and operating expenses	(108,830)	(104,333)	(4,497)	4.3%
Segregated portfolio cells dividend (expense) income	(4,970)	(144)	(4,826)	3,351.4%
Segment operating results	$57,108	$90,066	$(32,958)	(36.6%)

Net loss ratio	63.6%	58.7%	4.9	pts
Underwriting expense ratio	24.0%	22.8%	1.2	pts
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
Gross, ceded and net premiums written were as follows:

	Year Ended December 31
($ in thousands)	2017	2016	Change
Gross premiums written	$549,323	$535,725	$13,598	2.5%
Less: Ceded premiums written	78,788	77,044	1,744	2.3%
Net premiums written	$470,535	$458,681	$11,854	2.6%

Gross Premiums Written
Gross premiums written by component were as follows:

	Year Ended December 31
($ in thousands)	2017	2016	Change
Professional liability
Physicians (1)(7)
Twelve month term	$360,232	$344,150	$16,082	4.7%
Twenty-four month term	27,370	21,869	5,501	25.2%
Total Physicians	387,602	366,019	21,583	5.9%
Healthcare facilities (2)(7)	47,697	59,361	(11,664)	(19.6%)
Other healthcare providers (3)	32,599	33,353	(754)	(2.3%)
Legal professionals (4)	25,628	25,351	277	1.1%
Tail coverages (5)	21,206	18,092	3,114	17.2%
Total professional liability	514,732	502,176	12,556	2.5%
Medical technology liability (6)	34,164	33,067	1,097	3.3%
Other	427	482	(55)	(11.4%)
Total	$549,323	$535,725	$13,598	2.5%

(1)
Physician policies were our greatest source of premium revenues in both 2017 and 2016. The increase in twelve month term policies in 2017 was primarily driven by new business written, including the addition of several large policies, and timing differences related to the renewal of certain policies, largely offset by retention losses. In addition, written premium reflected an increase in renewal pricing, driven by an increase in exposures for a few large policies. We offer twenty-four month term policies to our physician insureds in one selected jurisdiction. The increase in twenty-four month premium, as compared to 2016, primarily reflected the normal cycle of renewals (policies subject to renewal in 2017 were previously written in 2015 rather than in 2016).

(2)
Our healthcare facilities premium (which includes hospitals, surgery centers and other facilities) declined in 2017 as compared to 2016 driven by the effect of a novation agreement entered into during the fourth quarter of 2016. A novation represents a legal replacement of one insurer by another extinguishing the ceding entity's liability to the policyholder. The novation resulted in approximately $11.8 million of one-time gross premiums written and earned during the fourth quarter of 2016 as all the underlying loss events covered by the policy occurred in the past. After removing the impact of the novation, our healthcare facilities premium was relatively flat compared to 2016 due to several offsetting factors. While an increase in renewal pricing and new business written, including one large policy, increased written premium in 2017, the impact was offset by a timing difference related to the renewal of one large policy and retention losses during the period. Renewal pricing increased during 2017 due to changes in loss experience related to a few large policies.

(3)	Our other healthcare providers are primarily dentists, chiropractors and allied health professionals.

(4)
Our legal professionals policies are primarily individual and small group policies in select areas of practice. The increase in 2017 as compared to 2016 was primarily due to new business written and, to a lesser extent, an increase in the rate charged for certain renewed policies, largely offset by retention losses. Retention losses were primarily driven by competitive market conditions.

(5)
We offer extended reporting endorsement or "tail" coverage to insureds who discontinue their claims-made coverage with us, and we also periodically offer tail coverage through custom policies. The amount of tail coverage premium written can vary widely from period to period. The increase in 2017 as compared to 2016 was driven by the purchase of tail coverage for a few large claims-made policies in one jurisdiction that were rewritten to occurrence coverage in 2017. These policies are part of one of our shared risk arrangements and therefore, a large portion of the premium written was ceded during the current period (see further discussion in the Ceded Premiums Written section that follows).

(6)
Our medical technology liability business is marketed throughout the U.S.; coverage is offered on a primary basis, within specified limits, to manufacturers and distributors of medical technology and life sciences products including entities conducting human clinical trials. In addition to the previously listed factors that affect our premium volume, our medical technology liability premium volume is impacted by the sales volume of insureds. The increase in 2017 primarily reflected new business written, including two large policies during the fourth quarter of 2017, partially offset by retention losses, including the loss of one large policy in the first quarter of 2017. Retention losses in 2017 are largely attributable to price competition and merger activity within the industry.

(7)
During 2016, we expanded our alternative market solutions by writing new healthcare premium in certain SPCs at Eastern Re. We wrote approximately $1.2 million of healthcare professional liability premium in our physicians line of business in each of the years ended December 31, 2017 and 2016. We wrote healthcare professional liability premium in our healthcare facilities line of business of approximately $3.1 million and $2.9 million for the years ended December 31, 2017 and 2016, respectively. All or a portion of the premium written was ceded to the SPCs at our wholly owned Cayman Islands reinsurance subsidiary, Eastern Re. Under the SPC structure, the operating results of each cell, net of any participation we have taken in the SPCs, accrue to the benefit of the external owners of that cell. Our Specialty P&C segment does not currently participate in the cells that write HCPL premium, and therefore retains no underwriting profit or loss. Additional information regarding the SPCs is included under the heading "Underwriting, Policy Acquisition and Operating Expense" in the section that follows.

New business written by component on a direct basis was as follows:

	Year Ended December 31
(In millions)	2017	2016
Physicians	$31.6	$32.8
Healthcare facilities	5.8	17.4
Other healthcare providers	2.1	3.4
Legal professionals	3.6	3.8
Medical technology liability	5.4	5.1
Total	$48.5	$62.5
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
Retention by component was as follows:

	Year Ended December 31
	2017	2016
Physicians*	90%	88%
Healthcare facilities*	86%	79%
Other healthcare providers*	85%	85%
Legal professionals	84%	78%
Medical technology liability	87%	85%
* Excludes certain policies written on an excess and surplus lines basis.
The pricing of our business includes the effects of filed rates, surcharges and discounts. Renewal pricing also reflects changes in our exposure base, deductibles, self-insurance retention limits and other policy items. We continue to base our pricing on expected losses, as indicated by our historical loss data and available industry loss data. We are committed to a rate structure that will allow us to fulfill our obligations to our insureds, while generating competitive returns for our shareholders.

Changes in renewal pricing by component was as follows:

Year Ended December 31
2017
Physicians (1)	1%
Healthcare facilities (1)(2)	8%
Other healthcare providers (1)	2%
Legal professionals (2)	3%
Medical technology liability	1%
(1) Excludes certain policies written on an excess and surplus lines basis.
(2) See Gross Premiums Written section for further explanation of renewal pricing increase.
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
Ceded premiums written were as follows:

	Year Ended December 31
($ in thousands)	2017	2016	Change
Excess of loss reinsurance arrangements (1)	$31,853	$30,037	$1,816	6.0%
Premium ceded to Syndicate 1729 (2)	13,983	23,832	(9,849)	(41.3%)
Other shared risk arrangements (3)	30,780	26,737	4,043	15.1%
Other ceded premiums written	3,361	3,521	(160)	(4.5%)
Adjustment to premiums owed under reinsurance agreements, prior accident years, net (4)	(1,189)	(7,083)	5,894	(83.2%)
Total ceded premiums written	$78,788	$77,044	$1,744	2.3%

(1)
We generally reinsure risks under our excess of loss reinsurance arrangements pursuant to which the reinsurers agree to assume all or a portion of all risks that we insure above our individual risk retention levels, up to the maximum individual limits offered. In the majority of our excess of loss reinsurance arrangements, the premium due to the reinsurer is determined by the loss experience of that business reinsured, subject to certain minimum and maximum amounts. The increase in ceded premiums written under our excess of loss reinsurance arrangements for 2017 was primarily due to revised contract terms on our medical technology liability reinsurance arrangement effective January 1, 2017, which reduced the amount of excess premium we retain from 20% to 10%.

(2)
As previously discussed, we are the majority participant in Syndicate 1729 and normally record our pro rata share of its operating results in our Lloyd's Syndicate segment on a quarter delay, except when information is available that is material to the current period. We also record the cession to the Lloyd's Syndicate segment from our Specialty P&C segment on a quarter delay as the amounts are not material and this permits the cession to be reported by both the Lloyd's Syndicate segment and the Specialty P&C segment in the same reporting period. The decrease in ceded premiums to Syndicate 1729 for the year ended December 31, 2017 reflected the revised contract terms effective January 1, 2017 which reduced the premiums ceded by essentially half. We did not renew our quota share agreement with Syndicate 1729 on January 1, 2018, however the impact will not be reflected in ceded premiums until the second quarter of 2018 due to the previously mentioned quarter delay. See Lloyd's Syndicate segment results for further discussion on the quota share agreement. As our premiums are earned, we recognize the related ceding commission income which reduces underwriting expense by offsetting DPAC amortization. For the years ended December 31, 2017 and 2016, the related ceding commission income was approximately 27% of ceded premiums written. For our consolidated results, eliminations of the inter-segment portion (58% of the Specialty P&C cession) of the transactions are also recorded on a quarter delay.

(3)
We have entered into various shared risk arrangements, including quota share, fronting, and captive arrangements, with certain large healthcare systems and other insurance entities. These arrangements include our Ascension Health and CAPAssurance programs. While we cede a large portion of the premium written under these arrangements, they provide us an opportunity to grow net premium through strategic partnerships. The increase in 2017 was primarily driven by a few large tail endorsements that were written, and substantially ceded, related to one of these shared risk arrangements, as previously discussed. The remaining increase was due to growth in our Ascension Health and CAPAssurance programs.

(4)
Given the length of time that it takes to resolve our claims, many years may elapse before all losses recoverable under a reinsurance arrangement are known. As a part of the process of estimating our loss reserve we also make estimates regarding the amounts recoverable under our reinsurance arrangements. As previously discussed, the premiums ultimately ceded under certain of our excess of loss reinsurance arrangements are subject to the losses ceded under the arrangements. Based upon adjustments in 2017 and 2016 to our estimate of expected losses and associated recoveries for prior year ceded losses, we reduced our estimate of ceded premiums owed to reinsurers. However, prior accident year ceded premium reductions were lower in 2017 as compared to 2016. In addition, the lower prior accident year ceded premium reduction in 2017 reflected an overall change in expected loss recoveries attributable to one large claim during the second quarter of 2017. We do not believe this isolated claim indicates a change in overall loss trends for us or the industry. Changes to estimates of premiums ceded related to prior accident years are fully earned in the period the changes in estimates occur.

Ceded Premiums Ratio
As shown in the table below, our ceded premiums ratio was affected in both 2017 and 2016 by revisions to our estimate of premiums owed to reinsurers related to coverages provided in prior accident years.

	Year Ended December 31
	2017	2016	Change
Ceded premiums ratio, as reported	14.3%	14.4%	(0.1)	pts
Less the effect of adjustments in premiums owed under reinsurance agreements, prior accident years (as previously discussed)	(0.2%)	(1.3%)	1.1	pts
Ratio, current accident year	14.5%	15.7%	(1.2)	pts
The decline in the current accident year ceded premiums ratio for the year ended December 31, 2017 was primarily attributable to a decrease in premium ceded to Syndicate 1729, partially offset by an increase in premium ceded under our other shared risk and excess of loss reinsurance arrangements (see discussion under the heading "Ceded Premiums Written").
Net Premiums Earned
Net premiums earned were as follows:

	Year Ended December 31
($ in thousands)	2017	2016	Change
Gross premiums earned	$537,583	$535,931	$1,652	0.3%
Less: Ceded premiums earned	83,662	78,115	5,547	7.1%
Net premiums earned	$453,921	$457,816	$(3,895)	(0.9%)
Net premiums earned consist of gross premiums earned less the portion of earned premiums that we cede to our reinsurers for their assumption of a portion of our losses. Because premiums are generally earned pro rata over the entire policy period, fluctuations in premiums earned tend to lag those of premiums written. Generally, our policies carry a term of one year, however, as discussed above, we write certain policies with a twenty-four month term, and a few of our medical technology liability policies have a multi-year term. Tail coverage premiums are generally 100% earned in the period written because the policies insure only incidents that occurred in prior periods and are not cancellable. Additionally, ceded premium changes due to changes to estimates of premiums owed under reinsurance agreements for prior accident years are fully earned in the period of change.
The increase in gross premiums earned in 2017 primarily reflected the pro rata effect of the higher premiums written during the preceding twelve months, primarily in our healthcare facilities line of business, and a few large tail policies written and earned during 2017. This increase was largely offset by the effect of a large novation written and earned during the fourth quarter of 2016, as discussed above under the heading "Gross Premiums Written." In addition, prior accident year ceded premiums reductions were $5.9 million lower in 2017 than in 2016 (see discussion under the heading "Ceded Premiums Written").
Losses and Loss Adjustment Expenses
The determination of calendar year losses involves the actuarial evaluation of incurred losses for the current accident year and the actuarial re-evaluation of incurred losses for prior accident years, including an evaluation of the reserve amounts required for losses in excess of policy limits.
Accident year refers to the accounting period in which the insured event becomes a liability of the insurer. For claims-made policies, which represent over 90% of the premiums written in our Specialty P&C segment, the insured event generally becomes a liability when the event is first reported to us. For occurrence policies the insured event becomes a liability when the event takes place. We believe that measuring losses on an accident year basis is the best measure of the underlying profitability of the premiums earned in that period, since it associates policy premiums earned with the estimate of the losses incurred related to those policy premiums.
The following table summarizes calendar year net loss ratios by separating losses between the current accident year and all prior accident years. Additionally, the table shows our current accident year net loss ratio was affected by revisions to our estimate of premiums owed to reinsurers related to coverages provided in prior accident years. Net loss ratios for 2017 and 2016 compare as follows:

	Net Loss Ratios (1)
	Year Ended December 31
	2017	2016	Change
Calendar year net loss ratio	63.6%	58.7%	4.9	pts
Less impact of prior accident years on the net loss ratio	(26.3%)	(29.9%)	3.6	pts
Current accident year net loss ratio	89.9%	88.6%	1.3	pts
Less estimated ratio increase (decrease) attributable to:
Ceded premium adjustments, prior accident years (2)	(0.2%)	(1.4%)	1.2	pts
Current accident year net loss ratio, excluding the effect of prior year ceded premium (3)	90.1%	90.0%	0.1	pts

(1)	Net losses, as specified, divided by net premiums earned.

(2)
Reductions to premiums owed under reinsurance agreements for prior accident years increased net premiums earned (the denominator of the current accident year ratio) in both 2017 and 2016, however, the reduction was substantially less in 2017 than in 2016. See the discussion in the Premiums section for our Specialty P&C segment under the heading "Ceded Premiums Written" for additional information.

(3)
The current accident year net loss ratio was relatively unchanged as compared to 2016 primarily due to offsetting factors. Changes in the mix of business resulted in an 1.2 percentage point increase in the current accident year net loss ratio in 2017 as compared to 2016. However, the effect of a DDR reinsurance commutation during the fourth quarter of 2017 (reduction in current year net losses) partially offset the increase by 0.5 percentage points and the effect of a prior year novation (net premiums earned at a high loss ratio) partially offset the increase by 0.4 percentage points. Additional information regarding the prior year novation is included in the Premiums section for our Specialty P&C segment under the heading "Gross Premiums Written."

We recognized net favorable loss development related to our previously established reserve of $119.3 million and $137.2 million for the years ended December 31, 2017 and 2016, respectively. The net favorable loss development in 2017 and 2016 included $10.1 million and $12.0 million, respectively, attributable to our medical technology liability line of business and $5.2 million and $9.4 million, respectively, attributable to our legal professionals liability line of business. We re-evaluate our previously established reserve each quarter based on our most recently available claims data and currently available industry trend information. Development recognized during 2017 principally related to accident years 2010 through 2014. Development recognized during 2016 principally related to accident years 2009 through 2013.
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

Underwriting, Policy Acquisition and Operating Expenses
Our Specialty P&C segment underwriting, policy acquisition and operating expenses for the years ended December 31, 2017 and 2016 were comprised as follows:

	Year Ended December 31
($ in thousands)	2017	2016	Change
Specialty P&C segment:
DPAC amortization	$48,469	$45,019	$3,450	7.7%
Management fees	6,620	6,447	173	2.7%
Other underwriting and operating expenses	53,741	52,867	874	1.7%
Total	$108,830	$104,333	$4,497	4.3%
DPAC amortization increased during the year ended December 31, 2017 as compared to 2016 primarily driven by an increase in commission expense in 2017 and a decrease in ceding commission income, which is an offset to expense, primarily due to a reduction in premiums ceded to Syndicate 1729. In addition, the increase in DPAC amortization reflected the effect of higher gross premiums earned in 2017 as compared to 2016.
Management fees are charged pursuant to a management agreement by the Corporate segment to the operating subsidiaries within our Specialty P&C segment for services provided, based on the extent to which services are provided to the subsidiary and the amount of premium written by the subsidiary. While the terms of the management agreement were consistent between 2017 and 2016, fluctuations in the amount of premium written by each subsidiary can result in corresponding variations in the management fee charged to each subsidiary during a particular period.
Other underwriting and operating expenses increased during the year ended December 31, 2017 as compared to 2016 primarily driven by an increase in compensation related expenses and costs associated with the amortization of new software placed into service during the first quarter of 2017. The increase was partially offset by the effect of non-recurring costs in 2016, including state assessments and a donation to a scholarship fund for which we received a wholly offsetting tax credit during 2016.
Underwriting Expense Ratio (the Expense Ratio)
Our expense ratio for the Specialty P&C segment for the year ended December 31, 2017 as compared to 2016, was as follows:

	Year Ended December 31
	2017	2016	Change
Underwriting expense ratio	24.0%	22.8%	1.2	pts
The increase in the underwriting expense ratio for 2017 was primarily due to the effect of a reduction in net premiums earned as compared to 2016, primarily attributable to a prior year novation (see further discussion under the heading "Gross Premiums Written") and, to a lesser extent, the effect of an increase in DPAC amortization and software amortization in 2017, as previously discussed.
Segregated Portfolio Cell Dividend Expense (Income)
During 2016 we expanded our alternative market solutions by writing HCPL premium in three SPCs at Eastern Re. Consistent with the SPC structure discussed in our Workers' Compensation segment section that follows, the net operating results of each cell, net of any participation we have taken in the SPCs, are due to the external owners of that cell. Our Specialty P&C segment does not currently participate in the cells that write HCPL premium, and therefore retains no profit or loss. SPC dividend (expense) income for the years ended December 31, 2017 and 2016 was as follows:

	Year Ended December 31
(In thousands)	2017	2016	Change
SPC dividend (expense) income	$(4,970)	$(144)	$(4,826)
The SPC dividend expense for the year ended December 31, 2017 reflected a $5.2 million pre-tax expense recognized during the second quarter of 2017 related to previously unrecognized SPC dividend expense for the cumulative earnings of unrelated parties that have owned SPCs at various times since 2003 within a Bermuda captive insurance operation. Historically, within our HCPL business, we have written a limited number of segregated cell captive programs through this Bermuda captive arrangement and the use of this facility has declined as the HCPL insurance market has softened. The SPC dividend expense attributable to those cells was unrelated to the captive operations of our Eastern Re subsidiary. See more information on our SPCs under the heading "Underwriting, Policy Acquisition and Operating Expense" in the Segment Operating Results - Workers' Compensation section that follows.

Segment Operating Results - Workers' Compensation
Our Workers' Compensation segment provides traditional workers' compensation insurance products and alternative market solutions for workers' compensation risks to employers generally with 1,000 or fewer employees, as discussed in Note 15 of the Notes to Consolidated Financial Statements. Segment operating results reflect pre-tax underwriting profit or loss, which includes SPC dividend expense (income). Investment results, which includes the SPC investment results, are included in our Corporate segment. Segment operating results included the following:

	Year Ended December 31
($ in thousands)	2017	2016	Change
Net premiums written	$238,514	$223,578	$14,936	6.7%

Net premiums earned	$227,408	$220,815	$6,593	3.0%
Other income	674	844	(170)	(20.1%)
Net losses and loss adjustment expenses	(136,237)	(140,534)	4,297	(3.1%)
Underwriting, policy acquisition and operating expenses	(70,945)	(70,464)	(481)	0.7%
Segregated portfolio cells dividend (expense) income (1)	(5,828)	(4,762)	(1,066)	22.4%
Segment operating results	$15,072	$5,899	$9,173	155.5%

Net loss ratio
Traditional business	62.6%	66.5%	(3.9)	pts
Alternative market business	53.0%	55.7%	(2.7)	pts
Segment results	59.9%	63.6%	(3.7)	pts

Underwriting expense ratio
Traditional business	31.3%	32.2%	(0.9)	pts
Alternative market business	31.1%	31.0%	0.1	pts
Segment results	31.2%	31.9%	(0.7)	pts
(1) Represents the underwriting (profit) loss attributable to the alternative market business ceded to the SPCs at Eastern Re, net of our participation.
During the third quarter of 2017, Eastern Alliance Insurance Group completed a renewal rights transaction with Great Falls Insurance Company (“Great Falls”) for consideration of $4.2 million. Eastern paid $2.85 million at closing, and the remaining $1.35 million is contingent upon Eastern renewing at least 75% of the acquired renewal book of business. In the event Eastern renews less than 75% but greater than 50% of the acquired renewal book of business, the contingent consideration will be reduced on a pro-rated basis. Great Falls is a monoline workers’ compensation insurance company domiciled in Maine and is licensed to write business in Maine and New Hampshire. Great Falls' direct premium written was approximately $13.3 million for the year ended December 31, 2016. Eastern has appointed the Great Falls agency partners and all Great Falls' employees became our employees. The acquisition of the renewal rights will expand Eastern’s operations into Maine and New Hampshire and ultimately other New England states, providing geographic diversification and the ability to expand our specialty workers’ compensation products and services in the New England marketplace. The transaction was accounted for as an asset acquisition and resulted in the recognition of intangible assets totaling $4.3 million, including transaction-related costs. As of December 31, 2017, a liability has been recognized for the contingent consideration of $1.35 million as we believe it is more likely than not that we will renew at least 75% of the acquired renewal book of business.

Premiums Written
Our workers’ compensation premium volume is driven by four primary factors: (1) the amount of new business written, (2) audit premium, (3) retention of our existing book of business and (4) premium rates charged on our renewal book of business.
Gross, ceded and net premiums written were as follows:

	Year Ended December 31
($ in thousands)	2017	2016	Change
Gross premiums written
Traditional business*	$182,847	$172,025	$10,822	6.3%
Alternative market business	80,544	75,915	4,629	6.1%
Segment results	263,391	247,940	15,451	6.2%
Less: Ceded premiums written
Traditional business	9,937	9,446	491	5.2%
Alternative market business*	14,940	14,916	24	0.2%
Segment results	24,877	24,362	515	2.1%
Net premiums written
Traditional business	172,910	162,579	10,331	6.4%
Alternative market business	65,604	60,999	4,605	7.5%
Segment results	$238,514	$223,578	$14,936	6.7%
* Traditional gross premiums written and alternative market ceded premiums written are reported net of alternative market premiums assumed by our traditional business totaling $0.7 million and $0.9 million for the years ended December 31, 2017 and 2016, respectively.

Our traditional workers’ compensation insurance products include guaranteed cost, dividend, deductible, and retrospectively-rated policies. Our alternative market business is 100% ceded to either the SPCs at our wholly owned Cayman Islands reinsurance subsidiary, Eastern Re, or to unaffiliated captive insurers. As of December 31, 2017, there were 24 (21 active) SPCs at Eastern Re and 2 active alternative market programs with unaffiliated captive insurers.
Additional information regarding the structure of the SPCs is included under the heading "Underwriting, Policy Acquisition and Operating Expenses" section that follows.
Gross Premiums Written
Gross premiums written in our traditional and alternative market business for the years ended December 31, 2017 and 2016 are reflected in the table above. Gross premiums written increased in 2017, driven by growth in both our traditional and alternative market business. Growth in our traditional business was driven by new business written including $4.6 million of premium related to our Eastern Specialty Risk unit, which writes higher hazard risks, and $3.4 million of premium written related to the acquisition of Great Falls' book of business. In addition, the increase in gross premiums written in our traditional business reflected an increase in the retention rate, partially offset by a decrease in renewal pricing and the impact of premium adjustments written and earned in the period on retrospectively rated policies which decreased written premium by $1.9 million in 2017, compared to $0.2 million in 2016. Growth in our alternative market business was driven by new business written and an increase in the retention rate, partially offset by a decrease in renewal pricing. We retained the 23 alternative market programs up for renewal for the year ended December 31, 2017. During 2017, we added one new alternative market program at Eastern Re that was a designed consolidation of two unaffiliated captive programs.

New business, audit premium, retention and renewal price changes for both the traditional business and the alternative market business are shown in the table below:

	Year Ended December 31
	2017			2016
($ in millions)	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results
New business	$37.8	$9.9	$47.7	$22.8	$10.2	$33.0
Audit premium (including EBUB)	$2.7	$1.4	$4.1	$5.2	$1.1	$6.3
Retention rate (1)	85%	92%	87%	84%	88%	85%
Change in renewal pricing (2)	(3%)	(4%)	(3%)	(1%)	(1%)	(1%)
(1) We calculate our workers' compensation retention rate as annualized expiring renewed premium divided by all annualized expiring premium subject to renewal. Our retention rate can be impacted by various factors, including price or other competitive issues, insureds being acquired, or a decision not to renew based on our underwriting evaluation.

(2) The pricing of our business includes an assessment of the underlying policy exposure and the effects of current market conditions. We continue to base our pricing on expected losses, as indicated by our historical loss data. The renewal rate decreases reflected the competitive workers' compensation environment.

Ceded Premiums Written
Ceded premiums written reflected our external reinsurance programs and alternative market business ceded to unaffiliated captive insurance companies.
Ceded premiums written were as follows:

	Year Ended December 31
($ in thousands)	2017	2016	Change
Premiums ceded to external reinsurers
Traditional business	$9,823	$10,255	$(432)	(4.2%)
Alternative market business	8,156	7,258	898	12.4%
Segment results	17,979	17,513	466	2.7%
Change in return premium estimate under external reinsurance
Traditional business	114	(809)	923	114.1%
Alternative market business	—	—	—	nm
Segment results	114	(809)	923	114.1%
Premiums ceded to unaffiliated captive insurers
Traditional business	—	—	—	nm
Alternative market business	6,784	7,658	(874)	(11.4%)
Segment results	6,784	7,658	(874)	(11.4%)
Total ceded premiums written
Traditional business	9,937	9,446	491	5.2%
Alternative market business	14,940	14,916	24	0.2%
Segment results	$24,877	$24,362	$515	2.1%
We retain the first $0.5 million in risk insured by us on our traditional business and cede losses in excess of this amount on each loss occurrence under our primary external reinsurance contract. The traditional external reinsurance contract contains a return premium provision under which we estimate return premium based on the underlying loss experience of policies covered under the contract. In our alternative market business, the risk retention for each loss occurrence ranges from $0.3 million to $0.35 million based on the alternative market program. We cede 100% of premiums written under two alternative market programs to unaffiliated captive insurers.
Per our reinsurance agreements, we cede premiums related to our traditional business on an earned premium basis, whereas alternative market premiums are ceded on a written premium basis. Premiums ceded to external reinsurers in our traditional business decreased during the year ended December 31, 2017 which primarily reflected an increase in revenue sharing with our reinsurance broker, partially offset by an increase in premiums earned and reinsurance rates. The increase in premiums ceded to external reinsurers in our alternative market business primarily reflected an increase in premiums written in certain programs, and the reinsurance rates vary based on the alternative market program.
Changes in the return premium estimate reflected the loss experience under the reinsurance contract for the years ended December 31, 2017 and 2016. The decrease in the return premium estimate for the year ended December 31, 2017 primarily reflected severity-related claims activity during the fourth quarter of 2017.
The decrease in premiums ceded to unaffiliated captive insurers reflected the consolidation of the two programs into the new alternative market program at Eastern Re, as discussed above under the heading "Gross Premiums Written."
Ceded Premiums Ratio
Ceded premiums ratio was as follows:

	Year Ended December 31
	2017			2016
	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results
Ceded premiums ratio, as reported	5.4%	18.5%	9.4%	5.5%	19.6%	9.8%
Less the effect of:
Return premium estimated under external reinsurance	0.1%	—%	—%	(0.5%)	—%	(0.3%)
Premiums ceded to unaffiliated captive insurers (100%)	—%	7.5%	2.4%	—%	9.0%	2.9%
Ceded premiums ratio, less the effects of above	5.3%	11.0%	7.0%	6.0%	10.6%	7.2%
As discussed above, we cede premiums related to our traditional business on an earned premium basis, whereas alternative market premiums are ceded on a written premium basis. The decrease in the traditional ceded premiums ratio reflected the impact of the revenue sharing noted above, partially offset by the increase in reinsurance rates. The alternative markets ceded premiums ratio, less the effect of premiums ceded to the unaffiliated captive insurers, reflected premiums ceded to our external reinsurers related to the SPCs at Eastern Re. The reinsurance rates for our alternative market business varies by program.
Net Premiums Earned
Net premiums earned were as follows:

	Year Ended December 31
($ in thousands)	2017	2016	Change
Gross premiums earned
Traditional business*	$172,603	$170,492	$2,111	1.2%
Alternative market business	80,698	75,658	5,040	6.7%
Segment results	253,301	246,150	7,151	2.9%
Less: Ceded premiums earned
Traditional business	9,937	9,446	491	5.2%
Alternative market business*	15,956	15,889	67	0.4%
Segment results	25,893	25,335	558	2.2%
Net premiums earned
Traditional business	162,666	161,046	1,620	1.0%
Alternative market business	64,742	59,769	4,973	8.3%
Segment results	$227,408	$220,815	$6,593	3.0%
* Traditional gross premiums earned and alternative market ceded premiums earned are reported net of alternative market premiums assumed by our traditional business totaling $0.6 million and $0.9 million for the years ended December 31, 2017 and 2016, respectively.

Net premiums earned consist of gross premiums earned less the portion of earned premiums that we cede to our reinsurers for their assumption of a portion of our losses. Because premiums are generally earned pro rata over the entire policy period, fluctuations in premiums earned tend to lag those of premiums written. Our workers’ compensation policies are twelve month policies and premiums are earned on a pro rata basis over the policy period. Net premiums earned also include premium adjustments related to the audit of our insureds' payrolls. Payroll audits are conducted subsequent to the end of the policy period and any related adjustments are recorded as fully earned in the current period. In addition, we record an estimate for EBUB and evaluate the estimate on a quarterly basis. We did not adjust the EBUB estimate for the year ended December 31, 2017 and increased the estimate by $0.4 million for the year ended December 31, 2016. The increase in net premiums earned in both our traditional and alternative market business primarily reflected the pro rata effect of higher net premiums written during the preceding twelve months, partially offset by the aforementioned premium adjustments on retrospectively rated policies in our traditional business.
Losses and Loss Adjustment Expenses
The following table summarizes calendar year net loss ratios by separating losses between the current accident year and all prior accident years. Calendar year and current accident year net loss ratios by component were as follows:

	Net Loss Ratios
	Year Ended December 31
	2017			2016			Change
	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results
Calendar year net loss ratio *	62.6%	53.0%	59.9%	66.5%	55.7%	63.6%	(3.9)	(2.7)	(3.7)
Less impact of prior accident years on the net loss ratio	(3.5%)	(13.3%)	(6.3%)	(1.0%)	(7.8%)	(2.8%)	(2.5)	(5.5)	(3.5)
Current accident year net loss ratio	66.1%	66.3%	66.2%	67.5%	63.5%	66.4%	(1.4)	2.8	(0.2)
Less impact of audit premium on loss ratio	—%	(1.5%)	(0.4%)	—%	(1.2%)	(0.3%)	—	(0.3)	(0.1)
Current accident year net loss ratio, excluding the effect of audit and return premium	66.1%	67.8%	66.6%	67.5%	64.7%	66.7%	(1.4)	3.1	(0.1)
* The net loss ratios for the years ended December 31, 2017 and 2016 in the above table are calculated before the impact of $0.6 million and $0.9 million, respectively, of premiums earned that is assumed by and ceded from the traditional and alternative markets business.

We recognized net favorable development related to our previously established reserves in both our traditional and alternative market business of $14.3 million and $6.1 million for the years ended December 31, 2017 and 2016, respectively.
The decrease in the calendar year net loss ratio in our traditional business reflected net favorable development and an improvement in the current accident year net loss ratio. We recognized $5.7 million and $1.6 million of net favorable development in our traditional business during 2017 and 2016, respectively. The net favorable development for both 2017 and 2016 in our traditional business included $1.6 million related to amortization of the purchase accounting fair value adjustment. Excluding the purchase accounting fair value adjustment in both periods, net favorable development increased $4.1 million in 2017 as compared to 2016 which primarily reflected better than expected claims results related to accident years 2015 and 2016. The improvement in the current accident year net loss ratio in our traditional business primarily reflected more favorable trends in claims closing results in 2017 as compared to 2016, which reduced loss indications for the 2017 accident year.
The decrease in the calendar year net loss ratio in our alternative market business reflected net favorable development, partially offset by an increase in the current accident year net loss ratio. Net favorable development in our alternative market business totaled $8.6 million and $4.5 million for the years ended December 31, 2017 and 2016, respectively. The current accident year net loss ratio for our alternative market business reflects the aggregate of loss ratios for all programs. Loss reserves are estimated for each program on a quarterly basis. Due to the scale of some of the programs, quarterly claims activity can cause the current accident year net loss ratio to fluctuate significantly from period to period. The increase in the current accident year net loss ratio in our alternative market business primarily reflected severity-related claims activity during the fourth quarter of 2017.
Calendar year ceded incurred losses in both our traditional and alternative market business totaled $44.0 million for the year ended December 31, 2017 as compared to $35.6 million for 2016. In our traditional business, ceded incurred losses totaled $25.1 million for the year ended December 31, 2017 as compared to $20.7 million for 2016. The increase in traditional ceded incurred losses in 2017 primarily reflected four loss occurrences totaling $8.7 million. In our alternative market business, ceded incurred losses totaled $18.9 million for the year ended December 31, 2017, compared to $14.9 million for 2016. The increase reflected severity-related claims activity in certain programs, including one claim with ceded incurred losses of $2.1 million. Additionally, the increase in claims severity impacted our traditional business reinsurance rates and we have not accrued any return premium for the 2014, 2015 or 2016 reinsurance contract years as a result of the increase in ceded losses.
Within our alternative market business, audit premium from insureds results in a decrease in the net loss ratio, whereas audit premium returned to insureds results in an increase in the net loss ratio. We recognized audit premium of $1.4 million and $1.1 million in 2017 and 2016, respectively, the effect of which is reflected in the previous table.
In our traditional business, we estimate our current accident year loss and loss adjustment expenses based on an expected loss ratio. Incurred losses and loss adjustment expenses are determined by applying the expected loss ratio to net premiums earned, which includes audit premium, for the respective period. In our alternative market business, we estimate our current accident year losses and loss adjustment expenses based on the underlying actuarial methodologies without consideration of audit premium. As a result, we removed the effects of audit premium in the previous table for purposes of evaluating the current accident year net loss ratio.
Underwriting, Policy Acquisition and Operating Expenses
Underwriting, policy acquisition and operating expenses includes the amortization of commissions, premium taxes and underwriting salaries, which are capitalized and deferred over the related workers’ compensation policy period, net of external ceding commissions earned. The capitalization of underwriting salaries can vary as they are subject to the success rate of our contract acquisition efforts. These expenses also include a management fee charged by the Corporate segment, which represents intercompany charges pursuant to a management agreement, and the amortization of intangible assets, primarily related to the acquisition of Eastern by ProAssurance. The management fee is based on the extent to which services are provided to the subsidiary and the amount of premium written by the subsidiary.
The table below provides a comparison of underwriting, policy acquisition and operating expenses:

	Year Ended December 31
($ in thousands)	2017	2016	Change
Traditional business	$51,038	$52,207	$(1,169)	(2.2%)
Alternative market business	19,907	18,257	1,650	9.0%
Underwriting, policy acquisition and operating expenses	$70,945	$70,464	$481	0.7%
The decrease in underwriting, policy acquisition and operating expenses in our traditional business for 2017 as compared to 2016 was driven by a decrease in intangible asset amortization of $2.2 million and the effect of a $1.0 million pension settlement charge recorded during 2016 related to the termination of a legacy Eastern pension plan, partially offset by an increase in acquisition and operating expenses during 2017.

Underwriting Expense Ratio (the Expense Ratio)
The underwriting expense ratio for the Workers' Compensation segment included the impact of the following:

	Year Ended December 31
	2017			2016			Change
	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results
Underwriting expense ratio, as reported*	31.3%	31.1%	31.2%	32.2%	31.0%	31.9%	(0.9)	0.1	(0.7)
Less estimated ratio increase (decrease) attributable to:
Non-recurring/unusual expenses	—%	—%	—%	0.6%	—%	0.4%	(0.6)	—	(0.4)
Amortization of intangible assets	1.9%	—%	1.3%	3.2%	—%	2.4%	(1.3)	—	(1.1)
Management fees	1.2%	—%	0.9%	1.1%	—%	0.8%	0.1	—	0.1
Impact of audit premium	(0.5%)	(0.7%)	(0.5%)	(0.9%)	(0.6%)	(0.8%)	0.4	(0.1)	0.3
Impact of return premium estimate	—%	—%	—%	(0.1%)	—%	(0.1%)	0.1	—	0.1
Underwriting expense ratio, less listed effects	28.7%	31.8%	29.5%	28.3%	31.6%	29.2%	0.4	0.2	0.3
* The underwriting expense ratios for 2017 and 2016 in the above table are calculated before the impact of $0.6 million and $0.9 million, respectively, of premiums earned that is assumed by and ceded from the traditional and alternative markets business, respectively.

The increase in the traditional expense ratio for 2017, exclusive of the items noted in the table, primarily reflected an increase in acquisition expenses and the effect of net retrospective return premium adjustments. Retrospective return premium adjustments decreased earned premium by $1.9 million in 2017 as compared to $0.2 million in 2016. There were no other individually significant variances by expense category that contributed to the increase in the expense ratio. The alternative markets expense ratio primarily reflected ceding commissions, which vary by program.
Non-recurring expenses for the year ended December 31, 2016 in the above table reflected a pension settlement charge, as discussed above.
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
The SPCs are segregated pools of assets and liabilities that provide an insurance facility for a defined set of risks. Assets of each SPC are solely for the benefit of that individual cell and each SPC is solely responsible for the liabilities of that individual cell. Assets of one SPC are statutorily protected from the creditors of the others. We participate to a varying degree in the results of selected SPCs. As of December 31, 2017, our ownership interest in the SPCs in which we participate is as low as 25% and as high as 85%. Under the SPC structure, the net operating results of each cell, net of our participation, are due to the external owners of that cell.
The SPC financial results are included in the following table. The SPC dividend expense (income) represents the operating results of each cell in the aggregate.

SPC dividend expense (income) was as follows:

	Year Ended December 31
($ in thousands)	2017	2016	Change
Net premiums earned	$64,099	$58,826	$5,273	9.0%
Other income	115	18	97	538.9%
Less: Net losses and loss adjustment expenses	34,003	32,743	1,260	3.8%
Less: Underwriting, policy acquisition and operating expenses	19,907	18,258	1,649	9.0%
SPC net operating results - profit/(loss)	10,304	7,843	2,461	31.4%
Less: Eastern participation - profit/(loss)	4,476	3,081	1,395	45.3%
SPC dividend expense (income)	$5,828	$4,762	$1,066	22.4%
The increase in SPC dividend expense for 2017 as compared to 2016, primarily reflected an increase in net premiums earned and net favorable development.

Segment Operating Results - Lloyd's Syndicate
Our Lloyd's Syndicate segment includes operating results from our participation in Lloyd's of London. We have a total capital commitment to support our Lloyd's Syndicate operations through 2022 of up to $200 million. For the 2018 underwriting year, we have satisfied our capital commitment with investment securities deposited with Lloyd's (also referred to as FAL) which at December 31, 2017 had a fair value of approximately $123.9 million, as discussed in Note 3 of the Notes to Consolidated Financial Statements.
We are the majority (58%) capital provider to Syndicate 1729, which covers a range of property and casualty insurance and reinsurance lines. The remaining capital for Syndicate 1729 is provided by unrelated third parties, including private names and other corporate members. Syndicate 1729 had a maximum underwriting capacity of £100.0 million for the 2017 underwriting year, of which £57.6 million ($77.8 million based on December 31, 2017 exchange rates) was our allocated underwriting capacity. For the 2018 underwriting year, we increased our participation in the operating results of Syndicate 1729 from 58% to 62% and are satisfying our capital commitment to support Syndicate 1729 with our FAL securities, as discussed above.
Beginning in 2018, our Lloyd's Syndicate segment will include the operating results of a newly formed SPA, Syndicate 6131. As a SPA, Syndicate 6131 is only allowed to underwrite one quota share reinsurance contract with Syndicate 1729. We are the sole (100%) capital provider to Syndicate 6131 and are satisfying our capital commitment with our FAL securities, as discussed above. Syndicate 6131 has a maximum underwriting capacity of £8.0 million (approximately $10.8 million at December 31, 2017) for the 2018 underwriting year and will focus on contingency and specialty property business.
We normally report results from our involvement in Lloyd's Syndicates on a quarter delay, except when information is available that is material to the current period. Furthermore, the investment results associated with our FAL investments and certain U.S. paid administrative expenses are reported concurrently as that information is available on an earlier time frame.
For the years ended December 31, 2017 and 2016, our Lloyd's Syndicate segment results include both our 58% participation in the operating results of Syndicate 1729 and 100% of the operating results of our wholly owned subsidiaries that support Syndicate 1729 and were composed as follows:

	Year Ended December 31
($ in thousands)	2017	2016	Change
Gross premiums written	$70,224	$65,157	$5,067	7.8%
Ceded premiums written	(15,255)	(8,883)	(6,372)	71.7%
Net premiums written	$54,969	$56,274	$(1,305)	(2.3%)

Net premiums earned	$57,202	$54,650	$2,552	4.7%
Net investment income	1,736	1,410	326	23.1%
Net realized gains (losses)	107	76	31	40.8%
Other income	(1,476)	1,415	(2,891)	(204.3%)
Net losses and loss adjustment expenses	(44,220)	(34,116)	(10,104)	29.6%
Underwriting, policy acquisition and operating expenses	(26,963)	(22,832)	(4,131)	18.1%
Income tax benefit (expense)	568	(384)	952	(247.9%)
Segment operating results	$(13,046)	$219	$(13,265)	(6,057.1%)

Net loss ratio	77.3%	62.4%	14.9	pts
Underwriting expense ratio	47.1%	41.8%	5.3	pts
Segment operating results for the year ended December 31, 2017 included loss estimates in connection with Hurricanes Harvey, Irma and Maria, which affected Texas, several states in the southeastern U.S. and islands in the Caribbean in 2017. We estimated our allocated share (58%) of the net pre-tax losses to be approximately $7.1 million, which includes reinstatement premiums we expect to receive from insureds as well as pay reinsurers, both of which are written and earned during the period.

The pre-tax impact of the recognition of these storm-related losses on the segment's operating results for the year ended December 31, 2017 was as follows:

(In thousands)	Year Ended December 31, 2017
Gross premiums written	$234
Ceded premiums written	(2,209)
Net premiums written	$(1,975)
Net premiums earned	$(1,975)
Gross losses	(36,297)
Reinsurance recoveries	31,198
Net losses and loss adjustment expenses	(5,099)
Segment operating results, before tax	$(7,074)
Premiums Written
Gross premiums written in 2017 consisted of casualty coverages (41% of total gross written premium), property insurance coverages (37%), catastrophe reinsurance coverages (15%) and property reinsurance coverages (7%). Gross premiums written increased during 2017 primarily due to new business written and volume increases on renewal business, partially offset by a reduction in premiums assumed from our Specialty P&C segment, as discussed below. The increase in ceded premiums written during 2017 was primarily due to the effect of revised terms on our reinsurance arrangements. In addition, the increase in ceded premiums written during 2017 reflected the effect of reinsurance reinstatement premiums which represent premiums ceded to reinsurers to restore coverage limits that have been exhausted as a result of storm-related losses under certain excess of loss reinsurance treaties. Excluding the effects of the storm-related losses, net premiums written in 2017 increased slightly as compared to 2016.
As discussed in our Specialty P&C segment operating results, Syndicate 1729 serves as a reinsurer on a quota share basis for a wholly owned insurance subsidiary in our Specialty P&C segment. For premium assumed, we include in gross premiums written an estimate of all premiums to be earned over the entire period covered by the reinsurance agreement, generally one year, in the quarter in which the reinsurance agreement becomes effective. The quota share agreement with our Specialty P&C segment renewed effective January 1, 2017 and reflected revised contract terms which reduced premium assumed by Syndicate 1729 by essentially half. Results from this ceding arrangement are reported in the Specialty P&C segment on the same quarter delay in order to be consistent with the Lloyd's Syndicate segment as the effect of doing so is not material. We did not renew the quota share agreement with our Specialty P&C segment on January 1, 2018, however, the impact will not be reflected in either segment's operating results until the second quarter of 2018 due to the previously mentioned quarter delay.
The 2015 and 2014 calendar year quota share arrangements with our Specialty P&C segment were commuted in December 2016 and 2015, respectively. Due to the reporting delay, the effect of the 2015 and 2014 commutation was reported by both segments in results during the first quarters of 2017 and 2016, respectively, and is reflected in the years ended December 31, 2017 and 2016, respectively. The commutations did not differ significantly from previously recorded amounts.
Net Premiums Earned
Net premiums earned consist of gross premiums earned less the portion of earned premiums that we cede to our reinsurers for their assumption of a portion of our losses. Policies written to date primarily carry a term of one year. Because premiums are generally earned pro rata over the entire policy period, fluctuations in premiums earned tend to lag those of premiums written. Additionally, premiums for certain policies and assumed reinsurance contracts are reported subsequent to the coverage period and/or may be subject to adjustment based on loss experience. These premium adjustments are earned when reported, which can result in further fluctuation in earned premium. Net premiums earned for the years ended December 31, 2017 and 2016 included premium assumed from our Specialty P&C segment of approximately $11.7 million and $14.0 million. In addition, net premiums earned in 2017 were reduced by the effect of net reinsurance reinstatement premiums associated with the storm-related losses, as previously discussed.
Net Losses and Loss Adjustment Expenses
Losses for the year were primarily recorded using the loss assumptions by risk category incorporated into the business plan submitted to Lloyd's for Syndicate 1729 with consideration given to loss experience incurred to date. The assumptions used in the business plan were consistent with loss results reflected in Lloyd's historical data for similar risks. We expect loss ratios to fluctuate from quarter to quarter as Syndicate 1729 writes more business and the book begins to mature. The loss ratios will also fluctuate due to the timing of earned premium adjustments (see discussion in this section under the heading "Net Premiums Earned"). Premium and exposure for some of Syndicate 1729's insurance policies and reinsurance contracts are initially estimated and subsequently adjusted over an extended period of time as underlying premium reports are received from cedants and insureds. When reports are received, the premium, exposure and corresponding loss estimates are revised accordingly. Changes in loss estimates due to premium or exposure fluctuations are incurred in the accident year in which the premium is earned.
The net loss ratio increased by 14.9% in 2017 as compared to 2016 driven by the storm-related losses and associated net reinsurance reinstatement premiums recognized during 2017, as previously discussed, which increased the net loss ratio by approximately 11.2%. Additionally, the net loss ratio for 2016 was lower than in prior periods and reflected reductions attributable to shifts in the mix of business.
Underwriting, Policy Acquisition and Operating Expenses
Underwriting expenses increased by $4.1 million for the year ended December 31, 2017 as compared to 2016 and primarily reflected the anticipated growth in Syndicate 1729 operations. As operations have matured, the total amount of underwriting salaries has increased along with the number of policies successfully written. Underwriting compensation is capitalized as DPAC only when efforts are successful. The increase in the expense ratio for 2017 was primarily due to the timing of certain expenses relative to the increase in earned premiums.
Net Investment Income
Net investment income for the years ended December 31, 2017 and 2016 was primarily attributable to interest earned on the FAL investments. Our FAL investments are primarily short-term investments and investment-grade corporate debt securities.
Taxes
Operating results of this segment are subject to U.K. income tax law. Tax expense incurred in 2016 reflected the use of prior year Syndicate 1729 operating losses to offset current period Syndicate 1729 operating results.

Segment Operating Results - Corporate
Our Corporate segment includes investment operations, interest expense and U.S. income taxes, all of which are managed at the corporate level with the exception of investment assets solely allocated to Lloyd's Syndicate operations as discussed in Note 15 of the Notes to Consolidated Financial Statements. Our Corporate segment operating results also reflect non-premium revenues generated outside of our insurance entities and corporate expenses. Segment operating results for our Corporate segment were net earnings of $48.1 million and $54.9 million for the years ended December 31, 2017 and 2016, respectively, and included the following:

	Year Ended December 31
($ in thousands)	2017	2016	Change
Net investment income	$93,926	$98,602	$(4,676)	(4.7%)
Equity in earnings (loss) of unconsolidated subsidiaries	$8,033	$(5,762)	$13,795	239.4%
Net realized gains (losses)	$16,302	$34,799	$(18,497)	(53.2%)
Operating expense	$29,275	$30,807	$(1,532)	(5.0%)
Segregated portfolio cells dividend expense (income) (1)	$4,973	$3,236	$1,737	53.7%
Interest expense	$16,844	$15,032	$1,812	12.1%
Income tax expense (benefit)	$21,927	$24,736	$(2,809)	(11.4%)
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
Net investment income by investment category was as follows:

	Year Ended December 31
($ in thousands)	2017	2016	Change
Fixed maturities	$73,944	$84,386	$(10,442)	(12.4%)
Equities	17,198	14,887	2,311	15.5%
Other investments, including Short-term	7,662	3,353	4,309	128.5%
BOLI	1,979	2,008	(29)	(1.4%)
Investment fees and expenses	(6,857)	(6,032)	(825)	13.7%
Net investment income	$93,926	$98,602	$(4,676)	(4.7%)
Fixed Maturities
The decrease in our income from fixed maturity securities during 2017 was due to lower yields and lower average investment balances. We reduced the size of our fixed portfolio over the last year in order to pay dividends and invest in other asset classes. On an overall basis, our average investment in fixed maturity securities was approximately 7.0% lower in 2017 as compared to 2016.
Average yields for our fixed maturity portfolio were as follows:

	Year Ended December 31
	2017	2016
Average income yield	3.1%	3.3%
Average tax equivalent income yield	3.5%	3.8%

Equities
Income from our equity portfolio increased for the year ended December 31, 2017 as compared to 2016 which reflected an increase in our allocation to this asset category as well as a different mix of equities owned.
Other Investments and Short-term Investments
Income from our other investments and short-term investments consists primarily of distributions from our LPs that are accounted for under the cost method. Distributions from LPs are affected by the volatility of equity and credit markets. The increase in this category during 2017 was primarily due to higher reported earnings from one of our LPs which focuses on the energy sector.
Investment Fees and Expenses
Investment fees and expenses increased for the year ended December 31, 2017 as compared to 2016 primarily due to an increase in subsequent interest expense on our LP subscriptions and incentive fees on our convertible bond portfolio. Subsequent interest expense on some of our LPs is paid on subscriptions that occur later in the fund-raising process and incentive fees for returns that exceed a high water mark on our convertible bond portfolio reflected an increase in the fair value of the portfolio.
Equity in Earnings (Loss) of Unconsolidated Subsidiaries
Equity in earnings (loss) of unconsolidated subsidiaries is derived from our investment interests accounted for under the equity method. Results were as follows:

	Year Ended December 31
($ in thousands)	2017	2016	Change
Equity method investments, primarily LPs/LLCs	$28,685	$19,055	$9,630	50.5%
Tax credit partnerships	(20,652)	(24,817)	4,165	(16.8%)
Equity in earnings (loss) of unconsolidated subsidiaries	$8,033	$(5,762)	$13,795	239.4%
We hold interests in certain LPs/LLCs that generate earnings from trading portfolios, secured debt, debt securities, multi-strategy funds and private equity investments. The performance of the LPs/LLCs is affected by the volatility of equity and credit markets. Our investment results from our portfolio of investments in LPs/LLCs for 2017 were affected primarily by our share of higher reported earnings from our LP/LLC investments.
Our tax credit investments are designed to generate returns in the form of tax credits and tax-deductible project operating losses and are comprised of qualified affordable housing project tax credit partnership interests and historic tax credit interests. We account for our tax credit investments under the equity method and record our allocable portion of the operating losses of the underlying properties based on estimates provided by the partnerships. For our qualified affordable housing project tax credit partnership interests we adjust our estimates of our allocable portion of operating losses periodically as actual operating results of the underlying properties become available. Our historic tax credit investments are short-term in nature and remaining operating losses are expected to be recognized primarily in 2018. Based on operating results received, we increased our estimate of partnership operating losses by $2.1 million for the year ended December 31, 2017, as compared to $10.2 million for the same respective period in 2016, predominantly related to our qualified affordable housing project tax credit partnership interests.
The tax benefits received from our tax credit partnerships, which are not reflected in our investment results above, reduced our tax expenses in 2017 and 2016 as follows:

	Year Ended December 31
(In millions)	2017	2016
Tax credits recognized during the period	$23.1	$27.5
Tax benefit of tax credit partnership operating losses	$7.2	$8.7
Tax credits provided by the underlying projects of the historic tax credit partnerships are typically available in the tax year in which the project is put into active service, whereas the tax credits provided by qualified affordable housing project tax credit partnerships are provided over approximately a ten year period. The decrease in tax credits recognized in 2017 was primarily attributable to our historic tax credit partnership investments.

Non-GAAP Financial Measure – Tax Equivalent Investment Result
We believe that to fully understand our investment returns it is important to consider the current tax benefits associated with certain investments as the tax benefit received represents a portion of the return provided by our tax-exempt bonds, BOLI, common and preferred stocks, and tax credit partnership investments (our tax-preferred investments). We impute a pro forma tax-equivalent result by estimating the amount of fully-taxable income needed to achieve the same after-tax result as is currently provided by our tax-preferred investments. We believe this better reflects the economics behind our decision to invest in certain asset classes that are either taxed at lower rates and/or result in reductions to our current federal income tax expense. Our pro forma tax-equivalent investment result is shown in the table that follows as is a reconciliation of our GAAP net investment result to our tax equivalent investment result.

	Year Ended December 31
(In thousands)	2017	2016
GAAP net investment result:
Net investment income	$93,926	$98,602
Equity in earnings (loss) of unconsolidated subsidiaries	8,033	(5,762)
GAAP net investment result	$101,959	$92,840

Pro forma tax-equivalent investment result	$149,612	$149,959

Reconciliation of pro forma and GAAP tax-equivalent investment result:
GAAP net investment result	$101,959	$92,840
Taxable equivalent adjustments, calculated using the 35% federal statutory tax rate:
State and municipal bonds	9,103	11,698
BOLI	1,065	1,081
Dividends received	1,930	1,957
Tax credit partnerships	35,555	42,383
Pro forma tax-equivalent investment result	$149,612	$149,959

Net Realized Investment Gains (Losses)
The following table provides detailed information regarding our net realized investment gains (losses).

	Year Ended December 31
(In thousands)	2017	2016
OTTI losses, total:
State and municipal bonds	$(850)	$(100)
Corporate debt	(419)	(7,604)
Investment in unconsolidated subsidiaries	(11,931)	—
Other investments	—	(3,130)
Portion of OTTI losses recognized in other comprehensive income before taxes:
Corporate debt	248	1,068
Net impairment losses recognized in earnings	(12,952)	(9,766)
Gross realized gains, available-for-sale securities	6,622	12,402
Gross realized (losses), available-for-sale securities	(3,113)	(7,029)
Net realized gains (losses), trading securities	10,724	6,632
Net realized gains (losses), other investments	2,963	1,115
Change in unrealized holding gains (losses), trading securities	11,157	30,521
Change in unrealized holding gains (losses), convertible securities, carried at fair value as a part of Other investments	896	899
Other	5	25
Net realized investment gains (losses)	$16,302	$34,799
During 2017, we recognized OTTI in earnings of $13.0 million, including an $8.5 million impairment related to an early stage business investment accounted for under the equity method. This impairment charge represented the difference between the investment's carrying value and fair value, which was measured as our ownership percentage in the projected earnings expected to be generated by the investment. In addition, we recognized OTTI in earnings of $3.4 million related to our qualified affordable housing project tax credit investments. The current estimated tax benefits expected to be received from our allocable portion of the operating losses of the underlying properties have declined, due to the newly enacted corporate tax rate of 21%, as compared to those at the time the investments were acquired. During 2017, we also recognized credit-related OTTI in earnings of $0.2 million and non-credit OTTI of $0.2 million in OCI, both of which related to corporate bonds.
During 2016, we recognized OTTI in earnings of $9.8 million, including credit-related OTTI of $5.5 million related to debt instruments from ten issuers in the energy sector. The fair value of these bonds declined during 2016 as did the credit quality of the issuers, and we recognized credit-related OTTI to reduce the amortized cost basis of the bonds to the present value of future cash flows we expected to receive from the bonds. During 2016, we also recognized non-credit impairments of $0.9 million in OCI relative to the bonds of these issuers, as the fair value of the bonds was less than the present value of the expected future cash flows from the securities.
We also recognized $3.1 million OTTI in earnings during 2016 related to our interest in an investment fund that is accounted for using the cost method (classified as other investments). The fund is focused on the energy sector and securities held by the fund declined in value during 2016. An OTTI was recognized to reduce our carrying value of the investment to the NAV reported by the fund.
Operating Expenses
Corporate segment operating expenses for the years ended December 31, 2017 and 2016, respectively, were comprised as follows:

	Year Ended December 31
($ in thousands)	2017	2016	Change
Operating expenses	$44,034	$45,116	$(1,082)	(2.4%)
Management fee offset	(14,759)	(14,309)	(450)	3.1%
Segment Total	$29,275	$30,807	$(1,532)	(5.0%)

The decrease in operating expenses during 2017 was primarily due to the effect of costs incurred in 2016 related to a pre-acquisition liability from a discontinued operation that did not reoccur in 2017 and, to a lesser extent, a decrease in compensation related costs in 2017. The decrease in compensation related costs in 2017 was primarily due to lower share based compensation expense, partially offset by higher salaries and benefits. The decrease in operating expenses was partially offset by an increase in costs incurred for technology enhancements in 2017.
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
Segregated Portfolio Cell Dividend Expense (Income)
During the first quarter of 2017, we began reporting in the Corporate segment the portion of the SPC dividend expense (income) that is attributable to the investment results of the SPCs, all of which are reported in the Corporate segment, to better align the expense with the related investment results of the SPCs. For comparative purposes, we have reflected the SPC dividend expense for the prior periods in the same manner. SPC dividend expense was $5.0 million and $3.2 million for the years ended December 31, 2017 and 2016, respectively. See further information on our SPCs in our Workers' Compensation segment results section under the heading "Underwriting, Policy Acquisition and Operating Expense."
Interest Expense
Interest expense for the years ended December 31, 2017 and 2016, respectively, was comprised as follows:

	Year Ended December 31
($ in thousands)	2017	2016	Change
Senior Notes due 2023	$13,429	$13,429	$—	—%
Revolving Credit Agreement (including fees and amortization)	2,974	1,564	1,410	90.2%
Mortgage Loans (including amortization)	65	—	65	nm
(Gain)/loss on interest rate cap	339	—	339	nm
Other	37	39	(2)	(5.1%)
Interest expense	$16,844	$15,032	$1,812	12.1%
Interest expense increased during 2017 as compared to 2016 driven primarily by an increase in our weighted average outstanding debt, which was $421 million for the year ended December 31, 2017, as compared to $351 million for the same respective period of 2016, and, to a lesser extent, an increase in the average interest rate on the outstanding borrowings under our Revolving Credit Agreement. In addition, interest expense for the year ended December 31, 2017 included the change in fair value recognized on the interest rate cap entered into during the fourth quarter of 2017. The interest rate cap is designated as an economic hedge of interest rate risk associated with our variable rate Mortgage Loans. See further discussion of our outstanding debt in Note 9 and further discussion of our interest rate cap agreement in Note 10 of the Notes to Consolidated Financial Statements.

Taxes
Tax expense allocated to our Corporate segment includes U.S. tax only, which would include U.S. tax expense incurred from our corporate membership in Lloyd's of London. The U.K. tax expense incurred by the U.K. based subsidiaries of our Lloyd's Syndicate segment is allocated to that segment. Consolidated tax expense reflects tax expense of both segments, as shown in the table below:

	Year Ended December 31
(In thousands)	2017	2016
Corporate segment income tax expense (benefit)	$21,927	$24,736
Lloyd's Syndicate segment income tax expense (benefit)	(568)	384
Consolidated income tax expense (benefit)	$21,359	$25,120
Factors affecting our consolidated effective tax rate include the following:

	Year Ended December 31
	2017	2016
Statutory rate	35.0%	35.0%
Tax-exempt income*	(6.5%)	(5.6%)
Tax credits	(18.0%)	(15.6%)
Non-U.S. operating results	0.7%	(1.0%)
Excess tax benefit on share-based compensation	(2.1%)	—%
Change in federal corporate tax rate	5.1%	—%
Change in limitation of future deductibility of certain executive compensation	2.7%	—%
Other	(0.3%)	1.5%
Effective tax rate	16.6%	14.3%
* Includes tax-exempt interest, dividends received deduction and change in cash surrender value of BOLI.
Our effective tax rate for 2017 and 2016 was 16.6% and 14.3%, respectively, and differs from the statutory federal income tax rate primarily due to a portion of our investment income being tax-exempt, the utilization of tax credits transferred to us from our tax credit partnership investments and the impact of the remeasurement of our deferred tax assets and liabilities as a result of the enactment of the TCJA in 2017.
As previously discussed, the TCJA was signed into law on December 22, 2017. Under current accounting guidance, the effects of changes in tax rates and laws are recognized in the period in which the new legislation is enacted. Due to the enactment of the TCJA in 2017, we remeasured our deferred tax assets and liabilities based on the new corporate tax rate and recognized a charge of $6.5 million to income tax expense for the year ended December 31, 2017, which resulted in a 5.1% increase to our effective tax rate in 2017. Additionally, we made a reasonable estimate of the effects on our existing deferred tax asset balances at December 31, 2017 as it relates to the limitation on the future deductibility of certain executive compensation and recorded a provisional charge to income tax expense of $3.5 million, which resulted in a 2.7% increase to our effective tax rate in 2017. Any future guidance addressing the effects of the TCJA on executive compensation could result in a change to this provisional amount. See further discussion on the impact of the TCJA under the heading "Deferred Taxes" in our Critical Accounting Estimates section.
Tax credits utilized were $23.1 million for 2017 as compared to $27.5 million for 2016. The reducing effect of tax credits on the effective tax rate was greater in 2017 due to lower pre-tax income in 2017 as compared to 2016. As previously discussed, the enactment of the TCJA in 2017 lowered the corporate tax rate effective January 1, 2018. While the enactment of the TCJA will not impact the amount of the tax credits we will receive, we expect the future utilization of our tax credits to take longer than in previous years due to the lower corporate tax rate.
One additional item of note impacting our effective tax rate in 2017 was the excess tax benefit on share-based compensation that resulted from the application of revised accounting guidance, which was effective January 1, 2017 and resulted in a 2.1% reduction to our effective tax rate in 2017. Under the revised accounting guidance, the difference between the income tax deduction, which is based upon the fair market value of share-based awards and the time of vesting, and the compensation cost recognized in the financial statements, which is based upon the fair market value of the share-based awards on the date of grant, is to be recognized as income tax expense (benefit) in the current period rather than an adjustment to OCI as was required under the previous guidance. See Note 1 of the Notes to Consolidated Financial Statements for further discussion on the adoption of the guidance.

Results of Operations - Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Selected consolidated financial data for each period is summarized in the table below.

	Year Ended December 31
($ in thousands, except per share data)	2016	2015	Change
Revenues:
Net premiums written	$738,533	$709,285	$29,248
Net premiums earned	$733,281	$694,149	$39,132
Net investment result	94,250	112,342	(18,092)
Net realized investment gains (losses)	34,875	(41,639)	76,514
Other income	7,808	7,227	581
Total revenues	870,214	772,079	98,135

Expenses:
Losses and loss adjustment expenses	515,242	456,862	58,380
Reinsurance recoveries	(72,013)	(46,151)	(25,862)
Net losses and loss adjustment expenses	443,229	410,711	32,518
Underwriting, policy acquisition and operating expenses	227,610	217,064	10,546
Segregated portfolio cells dividend expense (income)	8,142	853	7,289
Interest expense	15,032	14,596	436
Total expenses	694,013	643,224	50,789
Income before income taxes	176,201	128,855	47,346
Income tax expense (benefit)	25,120	12,658	12,462
Net income	$151,081	$116,197	$34,884
Non-GAAP operating income	$129,844	$142,629	$(12,785)
Earnings per share:
Basic	$2.84	$2.12	$0.72
Diluted	$2.83	$2.11	$0.72
Non-GAAP operating earnings per share:
Basic	$2.44	$2.60	$(0.16)
Diluted	$2.43	$2.59	$(0.16)
Net loss ratio	60.4%	59.2%	1.2	pts
Underwriting expense ratio	31.0%	31.3%	(0.3)	pts
Combined ratio	91.4%	90.5%	0.9	pts
Operating ratio	77.8%	74.8%	3.0	pts
Effective tax rate	14.3%	9.8%	4.5	pts
Return on equity	8.0%	5.6%	2.4	pts
In all tables that follow, that abbreviation "nm" indicates that the information or the percentage change is not meaningful.

Executive Summary of Operations
The following sections provide an overview of our consolidated and segment results of operations for the year ended December 31, 2016 as compared to 2015. See the Segment Operating Results sections that follow for additional information regarding each segment's operating results.

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

Expenses
The following table shows our consolidated and segment net loss ratios:

	Year Ended December 31
($ in millions)	2016	2015	Change
Current accident year net loss ratio
Consolidated ratio	80.1%	82.4%	(2.3)	pts
Specialty P&C	88.6%	92.3%	(3.7)	pts
Workers' Compensation	66.4%	67.1%	(0.7)	pts
Lloyd's Syndicate	63.3%	66.8%	(3.5)	pts
Calendar year net loss ratio
Consolidated ratio	60.4%	59.2%	1.2	pts
Specialty P&C	58.7%	56.4%	2.3	pts
Workers' Compensation	63.6%	66.0%	(2.4)	pts
Lloyd's Syndicate	62.4%	66.8%	(4.4)	pts
Favorable net loss development, prior accident years
Consolidated	$143.8	$161.2	$(17.4)
Specialty P&C	$137.2	$159.0	$(21.8)
Workers' Compensation	$6.1	$2.2	$3.9
Lloyd's Syndicate	$0.5	$—	$0.5
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
Our consolidated and segment underwriting expense ratios were as follows:

	Year Ended December 31
	2016	2015	Change
Underwriting Expense Ratio
Consolidated	31.0%	31.3%	(0.3)	pts
Specialty P&C	22.8%	23.8%	(1.0)	pts
Workers' Compensation	31.9%	29.9%	2.0	pts
Lloyd's Syndicate	41.8%	49.2%	(7.4)	pts
Corporate*	4.2%	3.5%	0.7	pts
*There are no net premiums earned associated with the Corporate segment. Ratios shown are the contribution of the Corporate segment to the consolidated ratio (Corporate operating expenses divided by consolidated net premium earned).

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

Non-GAAP Financial Measures
Non-GAAP operating income is a financial measure that is widely used to evaluate performance within the insurance sector. In calculating Non-GAAP operating income, we have excluded the after-tax effects of the items listed in the following table that do not reflect normal operating results. We believe Non-GAAP operating income presents a useful view of the performance of our insurance operations, however should be considered in conjunction with net income computed in accordance with GAAP.
The following table is a reconciliation of net income to Non-GAAP operating income:

	Year Ended December 31
(In thousands, except per share data)	2016	2015
Net income	$151,081	$116,197
Items excluded in the calculation of Non-GAAP operating income:
Net realized investment (gains) losses	(34,875)	41,639
Net realized gains (losses) attributable to SPCs which no profit/loss is retained (1)	2,049	(1,192)
Guaranty fund assessments (recoupments)	153	218
Pre-tax effect of exclusions	(32,673)	40,665
Tax effect, at 35% (2)	11,436	(14,233)
Non-GAAP operating income	$129,844	$142,629
Per diluted common share:
Net income	$2.83	$2.11
Effect of exclusions	(0.40)	0.48
Non-GAAP operating income per diluted common share	$2.43	$2.59
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

	Year Ended December 31
($ in thousands)	2016	2015	Change
Net premiums written	$458,681	$442,126	$16,555	3.7%

Net premiums earned	$457,816	$443,313	$14,503	3.3%
Other income	5,306	4,561	745	16.3%
Net losses and loss adjustment expenses	(268,579)	(250,168)	(18,411)	7.4%
Underwriting, policy acquisition and operating expenses	(104,333)	(105,574)	1,241	(1.2%)
Segregated portfolio cells dividend (expense) income	(144)	—	(144)	nm
Segment operating results	$90,066	$92,132	$(2,066)	(2.2%)

Net loss ratio	58.7%	56.4%	2.3	pts
Underwriting expense ratio	22.8%	23.8%	(1.0)	pts
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
Gross, ceded and net premiums written were as follows:

	Year Ended December 31
($ in thousands)	2016	2015	Change
Gross premiums written	$535,725	$526,296	$9,429	1.8%
Less: Ceded premiums written	77,044	84,170	(7,126)	(8.5%)
Net premiums written	$458,681	$442,126	$16,555	3.7%

Gross Premiums Written
Gross premiums written by component were as follows:

	Year Ended December 31
($ in thousands)	2016	2015	Change
Professional liability
Physicians (1)(7)
Twelve month term	$344,150	$345,363	$(1,213)	(0.4%)
Twenty-four month term	21,869	29,707	(7,838)	(26.4%)
Total Physicians	366,019	375,070	(9,051)	(2.4%)
Healthcare facilities (2)(7)	59,361	36,840	22,521	61.1%
Other healthcare providers (3)(7)	33,353	32,503	850	2.6%
Legal professionals (4)	25,351	27,879	(2,528)	(9.1%)
Tail coverages (5)	18,092	19,520	(1,428)	(7.3%)
Total professional liability	502,176	491,812	10,364	2.1%
Medical technology liability (6)	33,067	33,237	(170)	(0.5%)
Other	482	1,247	(765)	(61.3%)
Total	$535,725	$526,296	$9,429	1.8%

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
Ceded premiums written for the years ended December 31, 2016 and 2015 were as follows:

	Year Ended December 31
($ in thousands)	2016	2015	Change
Excess of loss reinsurance arrangements (1)	$30,037	$32,627	$(2,590)	(7.9%)
Premium ceded to Syndicate 1729 (2)	23,832	24,718	(886)	(3.6%)
Other shared risk arrangements (3)	26,737	24,401	2,336	9.6%
Other ceded premiums written	3,521	3,542	(21)	(0.6%)
Reduction in premiums owed under reinsurance agreements, prior accident years, net (4)	(7,083)	(1,118)	(5,965)	533.5%
Total ceded premiums written	$77,044	$84,170	$(7,126)	(8.5%)

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

	Year Ended December 31
	2016	2015	Change
Ceded premiums ratio, as reported	14.4%	16.0%	(1.6)	pts
Less the effect of reduction in premiums owed under reinsurance agreements, prior accident years (as previously discussed)	(1.3%)	(0.2%)	(1.1)	pts
Ratio, current accident year	15.7%	16.2%	(0.5)	pts
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
Net Premiums Earned
Net premiums earned were as follows:

	Year Ended December 31
($ in thousands)	2016	2015	Change
Gross premiums earned	$535,931	$528,118	$7,813	1.5%
Less: Ceded premiums earned	78,115	84,805	(6,690)	(7.9%)
Net premiums earned	$457,816	$443,313	$14,503	3.3%
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
The following table summarizes calendar year net loss ratios by separating losses between the current accident year and all prior accident years. Additionally, the table shows our current accident year net loss ratio was affected by revisions to our estimate of premiums owed to reinsurers related to coverages provided in prior accident years. Net loss ratios for 2016 and 2015 compare as follows:

	Net Loss Ratios (1)
	Year Ended December 31
	2016	2015	Change
Calendar year net loss ratio	58.7%	56.4%	2.3	pts
Less impact of prior accident years on the net loss ratio	(29.9%)	(35.9%)	6.0	pts
Current accident year net loss ratio	88.6%	92.3%	(3.7)	pts
Less estimated ratio increase (decrease) attributable to:
Ceded premium reductions, prior accident years (2)	(1.4%)	(0.2%)	(1.2)	pts
Current accident year net loss ratio, excluding the effect of prior year ceded premium (3)	90.0%	92.5%	(2.5)	pts

(1)	Net losses, as specified, divided by net premiums earned.

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
Underwriting Expense Ratio (the Expense Ratio)
The underwriting expense ratio for the Specialty P&C segment reflects a decrease in 2016 as compared to 2015, as shown below:

	Year Ended December 31
	2016	2015	Change
Underwriting expense ratio	22.8%	23.8%	(1.0)	pts
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

	Year Ended December 31
($ in thousands)	2016	2015	Change
Net premiums written	$223,578	$218,338	$5,240	2.4%

Net premiums earned	$220,815	$213,161	$7,654	3.6%
Other income	844	492	352	71.5%
Net losses and loss adjustment expenses	(140,534)	(140,744)	210	(0.1%)
Underwriting, policy acquisition and operating expenses	(70,464)	(63,653)	(6,811)	10.7%
Segregated portfolio cells dividend (expense) income (1)	(4,762)	(1,884)	(2,878)	152.8%
Segment operating results	$5,899	$7,372	$(1,473)	(20.0%)

Net loss ratio
Traditional business	66.5%	65.5%	1.0	pts
Alternative market business	55.7%	67.5%	(11.8)	pts
Segment results	63.6%	66.0%	(2.4)	pts

Underwriting expense ratio
Traditional business	32.2%	29.4%	2.8	pts
Alternative market business	31.0%	31.4%	(0.4)	pts
Segment results	31.9%	29.9%	2.0	pts
(1) Represents the underwriting (profit) loss attributable to the alternative market business ceded to the SPCs at Eastern Re, net of our participation.

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
* Traditional gross premiums written and alternative market ceded premiums written for 2016 are reported net of alternative market premiums assumed by our traditional business totaling $0.9 million
Our traditional workers’ compensation insurance products include guaranteed cost, dividend, deductible, and retrospectively-rated policies. Our alternative market business is 100% ceded to either the SPCs at our wholly owned Cayman Islands reinsurance subsidiary, Eastern Re, or to unaffiliated captive insurers. As of December 31, 2016, there were 23 (20 active) SPCs at Eastern Re and four active alternative market programs with unaffiliated captive insurers. We added a new alternative market program with an unaffiliated captive insurer during the first quarter of 2016 with direct premiums written of $1.9 million for the year ended December 31, 2016.
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

The current accident year net loss ratio in our traditional business increased in 2016 as compared to 2015 which primarily reflected the expected impact of renewal rate decreases in 2016. The decrease in the current accident year net loss ratio in our alternative market business primarily reflected improved loss experience and a decrease in severity-related claims activity.
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
SPC dividend expense (income) was as follows:

	Year Ended December 31
($ in thousands)	2016	2015	Change
Net premiums earned	$58,826	$51,905	$6,921	13.3%
Other income	18	3	15	500.0%
Less: Net losses and loss adjustment expenses	32,743	35,059	(2,316)	(6.6%)
Less: Underwriting, policy acquisition and operating expenses	18,258	16,310	1,948	11.9%
SPC net operating results - profit/(loss)	7,843	539	7,304	1,355.1%
Less: Eastern participation - profit/(loss)	3,081	(1,345)	4,426	329.1%
SPC dividend expense (income)	$4,762	$1,884	$2,878	152.8%
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
Segment operating results were composed as follows:

	Year Ended December 31
($ in thousands)	2016	2015	Change
Gross premiums written	$65,157	$56,929	$8,228	14.5%
Ceded premiums written	(8,883)	(8,108)	(775)	9.6%
Net premiums written	$56,274	$48,821	$7,453	15.3%

Net premiums earned	$54,650	$37,675	$16,975	45.1%
Net investment income	1,410	928	482	51.9%
Net realized gains (losses)	76	24	52	216.7%
Other income	1,415	698	717	102.7%
Net losses and loss adjustment expenses	(34,116)	(25,181)	(8,935)	35.5%
Underwriting, policy acquisition and operating expenses	(22,832)	(18,518)	(4,314)	23.3%
Income tax benefit (expense)	(384)	(1,240)	856	(69.0%)
Segment operating results	$219	$(5,614)	$5,833	103.9%

Net loss ratio	62.4%	66.8%	(4.4)	pts
Underwriting expense ratio	41.8%	49.2%	(7.4)	pts
Premiums Written
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
Net Losses and Loss Adjustment Expenses
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
Underwriting, Policy Acquisition and Operating Expenses
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

Segment Operating Results - Corporate
Our Corporate segment includes investment operations, interest expense and U.S. income taxes, all of which are managed at the corporate level with the exception of investment assets solely allocated to Syndicate 1729 as discussed in Note 15 of the Notes to Consolidated Financial Statements. Our Corporate segment operating results also reflect non-premium revenues generated outside of our insurance entities and corporate expenses. Segment operating results for our Corporate segment were net earnings of $58.1 million and $21.3 million for the years ended December 31, 2016 and 2015, respectively, and included the following:

	Year Ended December 31
($ in thousands)	2016	2015	Change
Net investment income	$98,602	$107,732	$(9,130)	(8.5%)
Equity in earnings (loss) of unconsolidated subsidiaries	$(5,762)	$3,682	$(9,444)	(256.5%)
Net realized gains (losses)	$34,799	$(41,663)	$76,462	183.5%
Operating expense	$30,807	$24,518	$6,289	25.7%
Segregated portfolio cells dividend expense (income) (1)	$3,236	$1,031	$2,205	213.9%
Interest expense	$15,032	$14,596	$436	3.0%
Income tax expense (benefit)	$24,736	$11,418	$13,318	116.6%
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
Net investment income by investment category was as follows:

	Year Ended December 31
($ in thousands)	2016	2015	Change
Fixed maturities	$84,386	$96,315	$(11,929)	(12.4%)
Equities	14,887	13,317	1,570	11.8%
Other investments, including Short-term	3,353	2,035	1,318	64.8%
BOLI	2,008	2,053	(45)	(2.2%)
Investment fees and expenses	(6,032)	(5,988)	(44)	0.7%
Net investment income	$98,602	$107,732	$(9,130)	(8.5%)
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
Our tax credit investments are designed to generate returns in the form of tax credits and tax-deductible project operating losses and are comprised of qualified affordable housing project tax credit partnership interests and historic tax credit partnership interests. We account for our tax credit investments under the equity method and record our allocable portion of the operating losses of the underlying properties based on estimates provided by the partnerships. For our qualified affordable housing project tax credit partnership interests we adjust our estimates of our allocable portion of operating losses periodically as actual operating results of the underlying properties become available. During 2016, based on operating results received, we increased our estimate of partnership operating losses by $8.6 million. The increase represented an acceleration of operating losses; total operating losses expected over the life of the partnership did not change. The remaining increase during the period was primarily attributable to operating losses related to our historic tax credit interests, which we began investing in during 2015. Due to the short-term nature of these investments, remaining operating losses are expected to be recognized primarily during 2017.
The tax benefits received from our tax credit partnerships, which are not reflected in our investment results above, reduced our tax expenses in 2016 and 2015 as follows:

	Year Ended December 31
(In millions)	2016	2015
Tax credits recognized during the period	$27.5	$22.4
Tax benefit of tax credit partnership operating losses	$8.7	$3.6
Tax credits provided by the underlying projects of the historic tax credit partnerships are typically available in the tax year in which the project is put into active service, whereas the tax credits provided by qualified affordable housing project tax credit partnerships are provided over approximately a ten year period. The increase in tax credits recognized in 2016 was primarily attributable to our historic tax credit partnership investments.

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

	Year Ended December 31
(In thousands)	2016	2015
GAAP net investment result:
Net investment income	$98,602	$107,732
Equity in earnings (loss) of unconsolidated subsidiaries	(5,762)	3,682
GAAP net investment result	$92,840	$111,414

Pro forma tax-equivalent investment result	$149,959	$164,756

Reconciliation of pro forma and GAAP tax-equivalent investment result:
GAAP net investment result	$92,840	$111,414
Taxable equivalent adjustments, calculated using the 35% federal statutory tax rate:
State and municipal bonds	11,698	14,449
BOLI	1,081	1,105
Dividends received	1,957	3,316
Tax credit partnerships	42,383	34,472
Pro forma tax-equivalent investment result	$149,959	$164,756

Net Realized Investment Gains (Losses)
The following table provides detailed information regarding our net realized investment gains (losses).

	Year Ended December 31
(In thousands)	2016	2015
OTTI losses, total:
State and municipal bonds	$(100)	$—
Corporate debt	(7,604)	(11,781)
Other investments	(3,130)	(8,136)
Portion recognized in OCI:
Corporate debt	1,068	4,572
Net impairments recognized in earnings	(9,766)	(15,345)
Gross realized gains, available-for-sale securities	12,402	11,910
Gross realized (losses), available-for-sale securities	(7,029)	(11,479)
Net realized gains (losses), trading securities	6,632	1,080
Net realized gains (losses), other investments	1,115	464
Change in unrealized holding gains (losses), trading securities	30,521	(28,343)
Change in unrealized holding gains (losses), convertible securities, carried at fair value as a part of Other investments	899	(896)
Other	25	946
Net realized investment gains (losses)	$34,799	$(41,663)
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
Interest expense for 2016 and 2015 is provided in the following table:

	Year Ended December 31
(In thousands)	2016	2015	Change
Senior Notes due 2023	$13,429	$13,428	$1	—%
Revolving Credit Agreement (including fees and amortization)	1,564	1,130	434	38.4%
Other	39	38	1	2.6%
	$15,032	$14,596	$436	3.0%

Taxes
Tax expense allocated to our Corporate segment includes U.S. tax only, which would include U.S. tax expense incurred from our corporate membership in Lloyd's of London. The U.K. tax expense incurred by the U.K. based subsidiaries of our Lloyd's Syndicate segment is allocated to that segment. Consolidated tax expense reflects tax expense of both segments, shown in the table below:

	Year Ended December 31
(In thousands)	2016	2015
Corporate segment income tax expense (benefit)	$24,736	$11,418
Lloyd's Syndicate segment income tax expense (benefit)	384	1,240
Consolidated income tax expense (benefit)	$25,120	$12,658
Factors affecting our consolidated effective tax rate include the following:

	Year Ended December 31
	2016	2015
Statutory rate	35.0%	35.0%
Tax-exempt income*	(5.6%)	(10.0%)
Tax credits	(15.6%)	(17.4%)
Non-U.S. operating results	(1.0%)	0.6%
Other	1.5%	1.6%
Effective tax rate	14.3%	9.8%
* Includes tax-exempt interest, dividends received deduction and change in cash surrender value of BOLI.
Our effective tax rates for both 2016 and 2015 were different from the statutory federal income tax rate primarily due to the following:

•	A portion of our investment income was tax-exempt.

•	We utilized tax credits transferred to us from our tax credit partnership investments.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We believe that we are principally exposed to three types of market risk related to our investment operations. These risks are interest rate risk, credit risk and equity price risk. We are also exposed to interest rate risk related to our variable rate Mortgage Loans and Revolving Credit Agreement. We have limited exposure to foreign currency risk as we issue few insurance contracts denominated in currencies other than the U.S. dollar and we have few monetary assets or obligations denominated in foreign currencies.
Interest Rate Risk
Investments
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
The following tables summarize estimated changes in the fair value of our available-for-sale fixed maturity securities for specific hypothetical changes in interest rates by asset class at December 31, 2017 and December 31, 2016. There are principally two factors that determine interest rates on a given security: market interest rates and credit spreads. As different asset classes can be affected in different ways by movements in those two factors, we have broken out our portfolio by asset class in the following tables.

	Interest Rate Shift in Basis Points
	December 31, 2017
($ in millions)	(200)	(100)	Current	100	200
Fair Value:
Fixed maturity securities:
U.S. Treasury obligations	$142	$138	$134	$130	$126
U.S. Government-sponsored enterprise obligations	22	21	21	20	19
State and municipal bonds	683	657	632	609	585
Corporate debt	1,249	1,208	1,167	1,128	1,090
Asset-backed securities	341	335	326	315	302
All fixed maturity securities	$2,437	$2,359	$2,280	$2,202	$2,122

Duration:
Fixed maturity securities:
U.S. Treasury obligations	3.11	3.02	2.94	2.86	2.79
U.S. Government-sponsored enterprise obligations	1.38	1.34	3.59	4.58	4.87
State and municipal bonds	3.83	3.79	3.78	3.80	3.85
Corporate debt	3.37	3.33	3.38	3.38	3.34
Asset-backed securities	1.72	2.21	3.15	3.89	4.24
All fixed maturity securities	3.23	3.26	3.43	3.55	3.59

	Interest Rate Shift in Basis Points
	December 31, 2016
($ in millions)	(200)	(100)	Current	100	200
Fair Value:
U.S. Treasury obligations	$155	$151	$147	$142	$138
U.S. Government-sponsored enterprise obligations	31	31	30	29	29
State and municipal bonds	865	832	800	770	740
Corporate debt	1,365	1,321	1,279	1,238	1,198
Asset-backed securities	373	368	357	344	331
All fixed maturity securities	$2,789	$2,703	$2,613	$2,523	$2,436

Duration:
U.S. Treasury obligations	3.00	2.93	2.85	2.78	2.72
U.S. Government-sponsored enterprise obligations	1.55	1.70	2.39	2.67	2.70
State and municipal bonds	3.85	3.82	3.83	3.87	3.91
Corporate debt	3.21	3.20	3.22	3.22	3.18
Asset-backed securities	1.75	2.48	3.38	3.86	4.10
All fixed maturity securities	3.18	3.26	3.40	3.47	3.49
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
Our cash and short-term investment portfolio at December 31, 2017 was carried on a cost basis which approximates its fair value. Our cash and short-term investment portfolio lacks significant interest rate sensitivity due to its short duration.
Debt
Our variable interest rate Mortgage Loans are exposed to interest rate risk. However, a 100 basis point change in LIBOR will not materially impact our annualized interest expense. Additionally, we have economically hedged the risk of a change in interest rates in excess of 100 basis points on the Mortgage Loans through the purchase of an interest rate cap derivative instrument, which effectively caps our annual interest rate on the Mortgage Loans at a maximum of 367.5 basis points (see Note 10 of the Notes to Consolidated Financial Statements for additional information). The fair value of the interest rate cap is not materially impacted by a 100 basis point change in LIBOR, however, the carrying value of the interest rate cap is impacted by future expectations for LIBOR as well as estimations of volatility in the future yield curve.
Our Revolving Credit Agreement is exposed to interest rate risk as it is LIBOR based and a 100 basis point change in LIBOR will impact annual interest expense only to the extent that there is an outstanding balance. For every $100 million drawn on our Revolving Credit Agreement, a 100 basis point change in interest rates will change our annual interest expense by $1 million. Any outstanding balances on the Revolving Credit Agreement can be repaid on each maturity date, which has typically ranged from one to three months.
Credit Risk
We have exposure to credit risk primarily as a holder of fixed income securities. We control this exposure by emphasizing investment grade credit quality in the fixed income securities we purchase.
As of December 31, 2017, 93% of our fixed maturity securities were rated investment grade as determined by NRSROs, such as Fitch, Moody’s and Standard & Poor’s. We believe that this concentration in investment grade securities reduces our exposure to credit risk on our fixed income investments to an acceptable level. However, investment grade securities, in spite of their rating, can rapidly deteriorate and result in significant losses. Ratings published by the NRSROs are one of the tools used to evaluate the credit worthiness of our securities. The ratings reflect the subjective opinion of the rating agencies as to the credit worthiness of the securities, and therefore, we may be subject to additional credit exposure should the rating prove to be unreliable.

We also have exposure to credit risk related to our receivables from reinsurers. Our receivables from reinsurers (with regard to both paid and unpaid losses) approximated $343 million at December 31, 2017 and $279 million at December 31, 2016. We monitor the credit risk associated with our reinsurers using publicly available financial and rating agency data.
Equity Price Risk
At December 31, 2017, the fair value of our equity investments, excluding our equity investments in bond investment funds as discussed in the following paragraph, was $314 million. These equity securities are subject to equity price risk, which is defined as the potential for loss in fair value due to a decline in equity prices. The weighted average beta of this group of securities was 1.00. Beta measures the price sensitivity of an equity security or group of equity securities to a change in the broader equity market, in this case the S&P 500 Index. If the value of the S&P 500 Index increased by 10%, the fair value of these securities would be expected to increase by 10.0% to $345 million. Conversely, a 10% decrease in the S&P 500 Index would imply a decrease of 10.0% in the fair value of these securities to $283 million. The selected hypothetical changes of plus or minus 10% do not reflect what could be considered the best or worst case scenarios and are used for illustrative purposes only.
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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Not Applicable.
ITEM 9A. CONTROLS AND PROCEDURES.
Disclosure Controls
Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2017. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective.
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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the framework in Internal Control–Integrated Framework issued by the COSO (2013 Framework). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2017 and that there was no change in the Company's internal controls during the fiscal year then ended that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
Ernst & Young LLP, an independent registered public accounting firm, has audited the effectiveness of our internal controls over financial reporting as of December 31, 2017 as stated in their report which is included elsewhere herein.
ITEM 9B. OTHER INFORMATION
None.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of ProAssurance Corporation

Opinion on Internal Control over Financial Reporting

We have audited ProAssurance Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, ProAssurance Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets, the related consolidated statements of changes of capital, income and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “financial statements”) of the Company and our report dated February 21, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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
/s/ Ernst & Young LLP

Birmingham, Alabama
February 21, 2018

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT.
The information required by this Item regarding executive officers is included in Part I of the Form 10-K in accordance with Instruction 3 of the Instructions to Paragraph (b) of Item 401 of Regulation S-K.
The information required by this Item regarding directors is incorporated by reference pursuant to General Instruction G (3) of Form 10-K from ProAssurance’s definitive proxy statement for the 2018 Annual Meeting of its Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or about April 14, 2018.
ITEM 11. EXECUTIVE COMPENSATION.
The information required by this Item is incorporated by reference pursuant to General Instruction G (3) of Form 10-K from ProAssurance’s definitive proxy statement for the 2018 Annual Meeting of its Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or about April 14, 2018.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this Item is incorporated by reference pursuant to General Instruction G (3) of Form 10-K from ProAssurance’s definitive proxy statement for the 2018 Annual Meeting of its Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or about April 14, 2018.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this Item is incorporated by reference pursuant to General Instruction G (3) of Form 10-K from ProAssurance’s definitive proxy statement for the 2018 Annual Meeting of its Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or about April 14, 2018.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this Item is incorporated by reference pursuant to General Instruction G (3) of Form 10-K from ProAssurance’s definitive proxy statement for the 2018 Annual Meeting of its Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or about April 14, 2018.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statements. The following consolidated financial statements of ProAssurance Corporation and subsidiaries are included herein in accordance with Item 8 of Part II of this report.
Report of Registered Public Accounting Firm
Consolidated Balance Sheets – December 31, 2017 and 2016
Consolidated Statements of Changes in Capital – years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Income and Comprehensive Income – years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Cash Flows – years ended December 31, 2017, 2016 and 2015
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

SIGNATURES
Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this the 21st day of February 2018.

PROASSURANCE CORPORATION

By:	/S/ W. STANCIL STARNES
W. Stancil Starnes
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ W. STANCIL STARNES, J.D.	Chairman of the Board, Chief Executive Officer	February 21, 2018
W. Stancil Starnes, J.D.	(Principal Executive Officer) and President

/S/ EDWARD L. RAND, JR.	Chief Operating Officer and Chief Financial	February 21, 2018
Edward L. Rand, Jr.	Officer

/S/ SAMUEL A. DI PIAZZA, JR.	Director	February 21, 2018
Samuel A. Di Piazza, Jr.

/S/ ROBERT E. FLOWERS, M.D.	Director	February 21, 2018
Robert E. Flowers, M.D.

/S/ M. JAMES GORRIE	Director	February 21, 2018
M. James Gorrie

/S/ BRUCE D. ANGIOLILLO, J.D.	Director	February 21, 2018
Bruce D. Angiolillo

/S/ JOHN J. MCMAHON JR.	Director	February 21, 2018
John J. McMahon

/S/ KATISHA T. VANCE	Director	February 21, 2018
Katisha T. Vance

/S/ FRANK A. SPINOSA, D.P.M.	Director	February 21, 2018
Frank A. Spinosa, D.P.M.

/S/ ZIAD R. HAYDAR, M.D.	Director	February 21, 2018
Ziad R. Haydar, M.D.

/S/ THOMAS A.S. WILSON, JR., M.D.	Director	February 21, 2018
Thomas A. S. Wilson, Jr., M.D.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of ProAssurance Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ProAssurance Corporation and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of changes in capital, income and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 21, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young, LLP

We have served as the Company's auditor since 1977.

Birmingham, Alabama
February 21, 2018

ProAssurance Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share data)

	December 31, 2017	December 31, 2016
Assets
Investments
Fixed maturities, available for sale, at fair value; amortized cost, $2,257,188 and $2,586,821, respectively	$2,280,242	$2,613,406
Equity securities, trading, at fair value; cost, $425,942 and $353,744, respectively	470,609	387,274
Short-term investments	432,126	442,084
Business owned life insurance	62,113	60,134
Investment in unconsolidated subsidiaries	330,591	340,906
Other investments, $52,301 and $31,501 at fair value, respectively, otherwise at cost or amortized cost	110,847	81,892
Total Investments	3,686,528	3,925,696
Cash and cash equivalents	134,495	117,347
Premiums receivable	238,085	223,480
Receivable from reinsurers on paid losses and loss adjustment expenses	7,317	5,446
Receivable from reinsurers on unpaid losses and loss adjustment expenses	335,585	273,475
Prepaid reinsurance premiums	39,916	39,723
Deferred policy acquisition costs	50,261	46,809
Deferred tax asset, net	9,930	10,256
Real estate, net	31,975	31,814
Intangible assets, net	82,952	84,406
Goodwill	210,725	210,725
Other assets	101,428	96,004
Total Assets	$4,929,197	$5,065,181

Liabilities and Shareholders’ Equity
Liabilities
Policy liabilities and accruals
Reserve for losses and loss adjustment expenses	$2,048,381	$1,993,428
Unearned premiums	398,884	372,563
Reinsurance premiums payable	37,726	30,001
Total Policy Liabilities	2,484,991	2,395,992
Other liabilities	437,600	422,285
Debt less debt issuance costs	411,811	448,202
Total Liabilities	3,334,402	3,266,479
Shareholders’ Equity
Common shares, par value $0.01 per share, 100,000,000 shares authorized, 62,824,523 and 62,660,234 shares issued, respectively	628	627
Additional paid-in capital	383,077	376,518
Accumulated other comprehensive income (loss), net of deferred tax expense (benefit) of $5,218 and $9,894, respectively	14,911	17,399
Retained earnings	1,614,186	1,824,088
Treasury shares, at cost, 9,367,502 shares and 9,408,977 shares, respectively	(418,007)	(419,930)
Total Shareholders’ Equity	1,594,795	1,798,702
Total Liabilities and Shareholders’ Equity	$4,929,197	$5,065,181
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Consolidated Statements of Changes in Capital
(In thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance at January 1, 2015	$623	$359,577	$58,204	$1,991,704	$(252,164)	$2,157,944
Common shares reacquired	—	—	—	—	(169,793)	(169,793)
Common shares issued for compensation and effect of shares reissued to stock purchase plan	—	1,232	—	—	2,397	3,629
Share-based compensation	—	9,166	—	—	—	9,166
Net effect of restricted and performance shares issued and stock options exercised	2	(4,576)	—	—	—	(4,574)
Dividends to shareholders	—	—	—	(119,866)	—	(119,866)
Other comprehensive income (loss)	—	—	(34,349)	—	—	(34,349)
Net income	—	—	—	116,197	—	116,197
Balance at December 31, 2015	625	365,399	23,855	1,988,035	(419,560)	1,958,354
Common shares reacquired	—	—	—	—	(2,106)	(2,106)
Common shares issued for compensation and effect of shares reissued to stock purchase plan	—	1,696	—	—	1,736	3,432
Share-based compensation	—	12,455	—	—	—	12,455
Net effect of restricted and performance shares issued and stock options exercised	2	(3,032)	—	—	—	(3,030)
Dividends to shareholders	—	—	—	(315,028)	—	(315,028)
Other comprehensive income (loss)	—	—	(6,456)	—	—	(6,456)
Net income	—	—	—	151,081	—	151,081
Balance at December 31, 2016	627	376,518	17,399	1,824,088	(419,930)	1,798,702
Cumulative-effect adjustment- ASU 2016-09 adoption*	—	425	—	(276)	—	149
Common shares issued for compensation and effect of shares reissued to stock purchase plan	—	957	—	—	1,923	2,880
Share-based compensation	—	10,615	—	—	—	10,615
Net effect of restricted and performance shares issued	1	(5,438)	—	—	—	(5,437)
Dividends to shareholders	—	—	—	(316,890)	—	(316,890)
Other comprehensive income (loss)	—	—	(2,488)	—	—	(2,488)
Net income	—	—	—	107,264	—	107,264
Balance at December 31, 2017	$628	$383,077	$14,911	$1,614,186	$(418,007)	$1,594,795
* See Note 1 of the Notes to Consolidated Financial Statements for discussion of accounting guidance adopted during the year.
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Consolidated Statements of Income and Comprehensive Income
(In thousands, except per share data)

	Year Ended December 31
	2017	2016	2015
Revenues
Net premiums earned	$738,531	$733,281	$694,149
Net investment income	95,662	100,012	108,660
Equity in earnings (loss) of unconsolidated subsidiaries	8,033	(5,762)	3,682
Net realized investment gains (losses):
OTTI losses	(13,200)	(10,834)	(19,917)
Portion of OTTI losses recognized in other comprehensive income before taxes	248	1,068	4,572
Net impairment losses recognized in earnings	(12,952)	(9,766)	(15,345)
Other net realized investment gains (losses)	29,361	44,641	(26,294)
Total net realized investment gains (losses)	16,409	34,875	(41,639)
Other income	7,514	7,808	7,227

Total revenues	866,149	870,214	772,079

Expenses
Net losses and loss adjustment expenses	469,158	443,229	410,711
Underwriting, policy acquisition and operating expenses
Operating expense	140,002	139,232	137,508
DPAC Amortization	95,751	88,378	79,556
Segregated portfolio cells dividend expense (income)	15,771	8,142	853
Interest expense	16,844	15,032	14,596

Total expenses	737,526	694,013	643,224

Income before income taxes	128,623	176,201	128,855

Provision for income taxes
Current expense (benefit)	19,666	16,586	28,652
Deferred expense (benefit)	1,693	8,534	(15,994)
Total income tax expense (benefit)	21,359	25,120	12,658

Net income	107,264	151,081	116,197

Other comprehensive income (loss), after tax, net of reclassification adjustments	(2,488)	(6,456)	(34,349)

Comprehensive income	$104,776	$144,625	$81,848

Earnings per share:
Basic	$2.01	$2.84	$2.12
Diluted	$2.00	$2.83	$2.11

Weighted average number of common shares outstanding:
Basic	53,393	53,216	54,795
Diluted	53,611	53,448	55,017

Cash dividends declared per common share	$5.93	$5.93	$2.24
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31
	2017	2016	2015
Operating Activities
Net income	$107,264	$151,081	$116,197
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation and amortization, net of accretion	28,796	32,789	36,218
(Increase) decrease in cash surrender value of BOLI	(1,979)	(2,008)	(2,032)
Net realized investment (gains) losses	(16,409)	(34,875)	41,639
Share-based compensation	10,615	12,455	9,166
Deferred income taxes	1,693	8,534	(15,994)
Policy acquisition costs, net of amortization (net deferral)	(3,452)	(2,421)	(5,598)
Equity in (earnings) loss of unconsolidated subsidiaries	(8,033)	5,762	(3,682)
Other	108	1,772	466
Other changes in assets and liabilities:
Premiums receivable	(14,605)	(6,446)	(14,506)
Reinsurance related assets and liabilities	(56,449)	(26,108)	(3,411)
Other assets	(792)	15,665	(10,458)
Reserve for losses and loss adjustment expenses	54,953	(11,898)	(52,940)
Unearned premiums	26,321	10,497	16,238
Other liabilities	20,965	14,321	(179)
Net cash provided (used) by operating activities	148,996	169,120	111,124
Investing Activities
Purchases of:
Fixed maturities, available for sale	(614,440)	(636,377)	(580,577)
Equity securities, trading	(207,857)	(112,912)	(271,608)
Other investments	(50,362)	(18,613)	(33,366)
Funding of qualified affordable housing project tax credit partnerships	(507)	(1,019)	(12,477)
Investment in unconsolidated subsidiaries	(42,183)	(50,890)	(61,444)
Proceeds from sales or maturities of:
Fixed maturities, available for sale	932,070	752,516	886,886
Equity securities, trading	146,356	85,226	236,476
Other investments	25,372	13,797	33,638
Distributions from unconsolidated subsidiaries	56,931	16,947	28,017
Net sales or maturities (purchases) of short-term investments	4,167	(322,872)	11,932
Unsettled security transactions, net change	(2,031)	1,388	2,339
Purchases of capital assets	(10,485)	(10,922)	(9,524)
Purchases of intangible assets	(2,984)	—	—
Other	(9,380)	4,792	(2,505)
Net cash provided (used) by investing activities	224,667	(278,939)	227,787
Continued on following page.

	Year Ended December 31
	2017	2016	2015
Continued from the previous page.
Financing Activities
Borrowings (repayments) under Revolving Credit Agreement	(77,000)	100,000	100,000
Proceeds from Mortgage Loans	40,460	—	—
Repurchase of common stock	—	(2,106)	(172,772)
Dividends to shareholders	(315,228)	(118,812)	(217,626)
External capital contribution received for segregated portfolio cells	2,936	9,952	836
Other	(7,683)	(2,968)	(5,289)
Net cash provided (used) by financing activities	(356,515)	(13,934)	(294,851)
Increase (decrease) in cash and cash equivalents	17,148	(123,753)	44,060
Cash and cash equivalents at beginning of period	117,347	241,100	197,040
Cash and cash equivalents at end of period	$134,495	$117,347	$241,100

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for income taxes, net of refunds	$17,193	$(8,683)	$42,784
Cash paid during the year for interest	$15,892	$14,732	$13,996

Significant Non-Cash Transactions
Dividends declared and not yet paid	$267,292	$265,659	$69,447
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2017

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
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of ProAssurance Corporation and its wholly owned subsidiaries. Investments in entities where ProAssurance holds a greater than minor interest but does not hold a controlling interest are accounted for using the equity method. All significant intercompany accounts and transactions are eliminated in consolidation. ProAssurance subsidiaries located in the U.K. are reported on a quarter delay due to timing issues regarding the availability of information, except when information is available that is material to the current period. Furthermore, investment results associated with our FAL investments and certain U.S. paid administrative expenses are reported concurrently as that information is available on an earlier time frame.
Basis of Presentation
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and disclosures related to these amounts at the date of the financial statements. Actual results could differ from those estimates.
Reclassifications
In the second quarter of 2017, ProAssurance began presenting separately the components of underwriting, policy acquisition and operating expense as operating expense and DPAC amortization on the Condensed Consolidated Statements of Income and Comprehensive Income in order to provide additional details for investors. The Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2016 and 2015 have been reclassified to conform to the current period presentation. Total underwriting, policy acquisition and operating expense as well as net income for all periods presented was not affected by the change in presentation.
Certain other insignificant prior year amounts have been reclassified to conform to the current year presentation.
Accounting Policies
The significant accounting policies followed by ProAssurance in making estimates that materially affect financial reporting are summarized in these Notes to Consolidated Financial Statements.
Recognition of Revenues
Insurance premiums are recognized as revenues pro rata over the terms of the policies, which are principally one year in duration.
Credit Losses
ProAssurance's premium and agency receivables are exposed to credit losses, but to-date have not experienced any significant amount of credit losses. Recorded allowances for credit losses were less than $1.5 million at both December 31, 2017 and 2016. Neither estimated credit losses nor actual credit write-offs, net of recoveries, exceeded $0.5 million during the years ended December 31, 2017 and 2016.
Earned But Unbilled Premiums
Workers’ compensation premiums are determined based upon the payroll of the insured, the applicable premium rates and, where applicable, an experience based modification factor. An audit of the policyholders’ records is conducted after policy expiration to make a final determination of applicable premiums. Audit premium due from or due to a policyholder as a result of an audit is reflected in net premiums earned when billed. ProAssurance tracks, by policy, the amount of additional

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2017

premium billed in final audit invoices as a percentage of payroll exposure and uses this information to estimate the probable additional amount that it has earned, but not yet billed, as of the balance sheet date. Changes to the EBUB estimate are included in net premiums earned in the period recognized. As of December 31, 2017 and 2016, ProAssurance carried EBUB of $4.3 million as a part of premiums receivable.
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
 Management establishes the reserve for losses after taking into consideration a variety of factors including the conclusions reached by internal and consulting actuaries, premium rates, claims frequency and severity, historical paid and incurred loss development trends, the expected effect of inflation, general economic trends, and the legal and political environment. Management updates and reviews the data underlying the estimation of the reserve for losses each reporting period and makes adjustments to loss estimation assumptions that best reflect emerging data. Both internal and consulting actuaries perform an in-depth review of the reserve for losses on at least a semi-annual basis using the loss and exposure data of ProAssurance's subsidiaries. Consulting actuaries provide reports to management regarding the adequacy of reserves.
Estimating casualty insurance reserves, and particularly long-tailed insurance reserves, is a complex process. Long-tailed insurance is characterized by the extended period of time between collecting the premium for insuring a risk and the ultimate payment of losses. For a high proportion of the risks insured or reinsured by ProAssurance, the period of time required to resolve a claim is often five years or more, and claims may be subject to litigation. Estimating losses for these long-tailed claims requires ProAssurance to make and revise judgments and assessments regarding multiple uncertainties over an extended period of time. As a result, reserve estimates may vary significantly from the eventual outcome. Reserve estimates and the assumptions on which these estimates are predicated are regularly reviewed and updated as new information becomes available. Any adjustments necessary are reflected in then current operations. Due to the size of ProAssurance’s reserve for losses, even a small percentage adjustment to these estimates could have a material effect on earnings in the period in which the adjustment is made, as was the case in 2017, 2016 and 2015.
The effect of adjustments made to reinsured losses is mitigated by the corresponding adjustment that is made to reinsurance recoveries. Thus, in any given year, ProAssurance may make significant adjustments to gross losses that have little effect on its net losses.
Reinsurance Receivables
ProAssurance enters into reinsurance agreements whereby other insurance entities agree to assume a portion of the risk associated with certain policies issued by ProAssurance. In return, ProAssurance agrees to pay a premium to the reinsurer. ProAssurance uses reinsurance to provide capacity to write larger limits of liability, to provide reimbursement for losses incurred under the higher limit coverages the Company offers, to provide protection against losses in excess of policy limits, and, in the case of risk sharing arrangements, to align the Company's objectives with those of its strategic business partners and to provide custom insurance solutions for large customer groups.
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

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2017

Lloyd’s Premium Estimates
For certain insurance policies and reinsurance contracts written in the Lloyd’s Syndicate segment, premiums are initially recognized based upon estimates of ultimate premium. Ultimate premium represents the total expected premium to be written under binder authority and certain assumed reinsurance agreements. These estimates of ultimate premium are judgmental and are dependent upon certain assumptions, including historical premium trends for similar agreements. As reports are received from programs, ultimate premium estimates are revised, if necessary, with changes reflected in the current period.
Investments
Recurring Fair Value Measurements
Fair values of investment securities are primarily provided by independent pricing services. The pricing services provide an exchange-traded price, if available, or provide an estimated price determined using multiple observable inputs, including exchange-traded prices for similar assets. Management reviews valuations of securities obtained from the pricing services for accuracy based upon the specifics of the security, including class, maturity, credit rating, durations, collateral and comparable markets for similar securities. Multiple observable inputs are not available for certain of our investments, including corporate debt not actively traded, other asset-backed securities, and investments in LPs/LLCs. Management values the corporate debt not actively traded and the other asset-backed securities either using dealer quotes for similar securities or discounted cash flow models using yields currently available for similar securities. Management values certain investment funds, primarily LPs/LLCs, based on the NAV of the interest held, as provided by the fund.
Nonrecurring Fair Value Measurements
Management measures the fair value of certain assets on a nonrecurring basis either quarterly, annually or when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. These assets include cost and equity method investments, fixed assets, goodwill and other intangible assets.
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

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2017

Investments in certain funds measure fund assets at fair value on a recurring basis and provide ProAssurance with a NAV for its interest. As a practical expedient, ProAssurance considers the NAV provided to approximate the fair value of its interest. Changes in fair value are recognized in income as a component of net realized investment gains (losses) during the period of change.
Investment in Unconsolidated Subsidiaries
Equity investments, primarily investments in LPs/LLCs, where ProAssurance is deemed to have influence because it holds a greater than a minor interest are accounted for using the equity method. Under the equity method, the recorded basis of the investment is adjusted each period for the investor’s pro rata share of the investee’s income or loss. Investments in unconsolidated subsidiaries include tax credit partnerships accounted for using the equity method, whereby ProAssurance’s proportionate share of income or loss is included in equity in earnings (loss) of unconsolidated subsidiaries. Tax credits received from the partnerships are recognized in the period received as a reduction to current tax expenses.
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
Other-than-temporary Impairments
ProAssurance evaluates its available-for-sale investment securities, which at December 31, 2017 and 2016 consisted entirely of fixed maturity securities, on at least a quarterly basis for the purpose of determining whether declines in fair value below recorded cost basis represent OTTI. The Company considers an OTTI to have occurred:

•	if there is intent to sell the security;

•	if it is more likely than not that the security will be required to be sold before full recovery of its amortized cost basis; and

•	if the entire amortized basis of the security is not expected to be recovered.
The assessment of whether the amortized cost basis of a security, particularly an asset-backed debt security, is expected to be recovered requires management to make assumptions regarding various matters affecting future cash flows. The choice of assumptions is subjective and requires the use of judgment. Actual credit losses experienced in future periods may differ from management’s estimates of those credit losses. Methodologies used to estimate the present value of expected cash flows are as follows:
For non-structured fixed maturities (obligations of states, municipalities and political subdivisions and corporate debt) the estimate of expected cash flows is determined by projecting a recovery value and a recovery time frame and assessing whether further principal and interest will be received. ProAssurance considers various factors in projecting recovery values and recovery time frames, including the following:

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

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2017

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
Investments in tax credit partnerships are evaluated for OTTI by considering both qualitative and quantitative factors which include: whether the current expected cash flows from the investment, primarily tax benefits, are less than those expected at the time the investment was acquired due to various factors, such as a change in statutory tax rate, and ProAssurance's ability and intent to hold the investment until the recovery of its carrying value.
Investments which are accounted for under the equity method are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. These circumstances include, but are not limited to, evidence of the inability to recover the carrying amount of the investment, the inability of the investee to sustain an earnings capacity that would justify the carrying amount of the investment or a current fair value of the investment that is less than the carrying amount.
Investments in LPs/LLCs which are not accounted for under the equity method are evaluated for impairment by comparing ProAssurance’s carrying value to the NAV of ProAssurance’s interest as reported by the LP/LLC. Additionally, management considers the performance of the LP/LLC relative to the market and its stated objectives, cash flows expected from the interest and the audited financial statements of the LP/LLC, if available.
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
Asset-backed debt securities that have been impaired due to credit or are below investment grade quality are accounted for under the effective yield method. Under the effective yield method, estimates of cash flows expected over the life of asset-backed securities are used to recognize income on the investment balance for subsequent accounting periods.
Derivatives
ProAssurance records derivative instruments at fair value in the Consolidated Balance Sheets. ProAssurance accounts for the changes in fair value of derivatives depending on whether the derivative is designated as a hedging instrument and if so, the type of hedging relationship. For derivative instruments not designated as hedging instruments, ProAssurance recognizes the change in fair value of the derivative in earnings during the period of change. As of December 31, 2017, ProAssurance has not designated any derivative instruments as hedging instruments and does not use derivative instruments for trading purposes.
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

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2017

Income Taxes/Deferred Taxes
ProAssurance files a consolidated federal income tax return. Tax-related interest and penalties are recognized as components of tax expense.
ProAssurance evaluates tax positions taken on tax returns and recognizes positions in the financial statements when it is more likely than not that the position will be sustained upon resolution with a taxing authority. If recognized, the benefit is measured as the largest amount of benefit that has a greater than fifty percent probability of being realized. Uncertain tax positions are reviewed each period by considering changes in facts and circumstances, such as changes in tax law, interactions with taxing authorities and developments in case law, and adjustments would be made if considered necessary. Adjustments to unrecognized tax benefits may affect income tax expense and the settlement of uncertain tax positions may require the use of cash. Other than differences related to timing, no significant adjustments were considered necessary during the years ended December 31, 2017 or 2016.
Deferred federal income taxes arise from the recognition of temporary differences between the basis of assets and liabilities determined for financial reporting purposes and the basis determined for income tax purposes. ProAssurance’s temporary differences principally relate to loss reserves, unearned premium, DPAC, unrealized investment gains (losses) and basis differentials in fixed assets and investments. Deferred tax assets and liabilities are measured using the enacted tax rates expected to be in effect when such benefits are realized. ProAssurance reviews its deferred tax assets quarterly for impairment. If management determines that it is more likely than not that some or all of a deferred tax asset will not be realized, a valuation allowance is recorded to reduce the carrying value of the asset. In assessing the need for a valuation allowance, management is required to make certain judgments and assumptions about the future operations of ProAssurance based on historical experience and information as of the measurement date regarding reversal of existing temporary differences, carryback capacity, future taxable income, including its capital and operating characteristics, and tax planning strategies.
In 2017 and 2016, a valuation allowance was established against the full value of the deferred tax asset related to the NOL carryforwards for the U.K. operations as management concluded that it was more likely than not that the deferred tax asset will not be realized. See further discussion in Note 5.
Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. On December 22, 2017, the TCJA was signed into law and contains several key provisions that impact ProAssurance, including the reduction of the corporate tax rate to 21% effective January 1, 2018, the reduction in the amount of executive compensation that could qualify as a tax deduction, a minimum tax on payments made to related foreign entities and a change in how property and casualty taxpayers discount loss reserves. See Note 5 for further discussion of the TCJA.
Real Estate
Real Estate balances are reported at cost or, for properties acquired in business combinations, estimated fair value on the date of acquisition, less accumulated depreciation. Real estate principally consists of properties in use as corporate offices. Depreciation is computed over the estimated useful lives of the related property using the straight-line method. Excess office capacity is leased or made available for lease; rental income is included in other income and real estate expenses are included in operating expense.
Real estate accumulated depreciation was approximately $24.0 million and $22.9 million at December 31, 2017 and 2016, respectively. Real estate depreciation expense was $1.1 million, $1.4 million and $1.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Intangible Assets
Intangible assets with definite lives, primarily consisting of agency and policyholder relationships, are amortized over the estimated useful life of the asset; those with indefinite lives, primarily state licenses, are not amortized. All intangible assets are evaluated for impairment on an annual basis. The following table provides additional information regarding ProAssurance's intangible assets.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2017

	Gross Carrying Value		Accumulated Amortization		Amortization Expense
	December 31		December 31		Year Ended December 31
(In millions)	2017	2016	2017	2016	2017	2016	2015
Intangible Assets
Non-amortizable	$25.8	$25.8
Amortizable *	97.5	93.6	$40.3	$35.0	$5.8	$8.1	$8.3
Total Intangible Assets	$123.3	$119.4
* At December 31, 2017, the gross carrying value included intangible assets acquired during the third quarter of 2017.
Aggregate amortization expense for intangible assets is estimated to be $6.2 million for the year ended December 31, 2018, $6.1 million for each of the years ended December 31, 2019 and 2020 and $6.0 million for each of the years ended December 31, 2021 and 2022.
Goodwill
Goodwill is recognized in conjunction with business acquisitions as the excess of the purchase consideration for the business acquisition over the fair value of identifiable assets acquired and liabilities assumed. The fair value of identifiable assets and liabilities, and thus goodwill, is subject to redetermination within a measurement period of up to one year following completion of a business acquisition.
Management evaluates goodwill for impairment annually on October 1 and upon the occurrence of certain triggering events or substantive changes in circumstances that indicate the fair value of goodwill may be impaired. Impairment of goodwill is tested at the reporting unit level, which is consistent with the reportable segments identified in Note 15. Of the Company's four reporting units, two have goodwill - Specialty P&C and Workers' Compensation.
When testing goodwill for impairment, management has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the estimated fair value of a reporting unit is less than its carrying amount. If management elects to perform a qualitative assessment and determines that an impairment is more likely than not, management is then required to perform the two-step quantitative impairment test, otherwise no further analysis is required. Management also may elect not to perform the qualitative assessment and, instead, proceed directly to the two-step quantitative impairment test.
In the first step of the two-step quantitative impairment test, the fair value of a reporting unit is compared to its carrying value. If the carrying value of a reporting unit exceeds its fair value, the second step of the impairment test is performed for purposes of measuring the impairment. In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of goodwill, an impairment loss will be recognized in an amount equal to that excess.
When performing the two-step quantitative impairment test, management estimates the fair value of the Company's reporting units using the income and market approaches. The estimate of fair value derived from the income approach is based on the present value of expected future cash flows, including terminal value, utilizing a market-based weighted average cost of capital determined separately for each reporting unit. The estimate of fair value derived from the market approach is based on earnings multiple data. The determination of fair value involves the use of significant estimates and assumptions, including revenue growth rates, operating margins, capital expenditures, working capital requirements, tax rates, terminal growth rates, discount rates, comparable public companies and synergistic benefits available to market participants. In addition, management makes certain judgments and assumptions in allocating shared assets and liabilities to individual reporting units to determine the carrying amount of each reporting unit. To corroborate the reporting units’ valuation, management performs a reconciliation of the estimate of the aggregate fair value of the reporting units to ProAssurance's market capitalization, including consideration of a control premium.
As of the most recent evaluation date on October 1, 2017, management performed a qualitative goodwill impairment test for both the Specialty P&C and Workers' Compensation segments. The Specialty P&C and Workers' Compensation segments have historically had an excess of fair value over book value and based on current operations are expected to continue to have an excess of fair value over book value; therefore, management's annual impairment test for both segments was performed qualitatively. In applying the qualitative approach, management considered macroeconomic factors, industry and market conditions, cost factors that could have a negative impact on the reporting units, actual financial performance of the reporting units versus expectations and management’s future business expectations. As a result of the qualitative assessments, management concluded that it was not more likely than not that the fair value of the reporting unit was less than its carrying

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2017

value as of the testing date; therefore, no further impairment testing was required. No goodwill impairment was recorded in 2017, 2016 or 2015.
Other Liabilities
Other liabilities at December 31, 2017 and 2016 consisted of the following:

(In thousands)	2017	2016
SPC dividends payable	$46,925	$34,289
Unpaid dividends	267,292	265,659
All other	123,383	122,337
Total other liabilities	$437,600	$422,285
SPC dividends payable are the cumulative undistributed earnings contractually payable to the external preferred shareholders of SPCs operated by ProAssurance's Cayman Islands subsidiary, Eastern Re.
Unpaid dividends represent common stock dividends declared by ProAssurance's Board that had not yet been paid. Unpaid dividends at both December 31, 2017 and 2016 included a special dividend declared in the fourth quarter period that was paid in January of the following year.
Treasury Shares
Treasury shares are reported at cost, and are reflected on the Consolidated Balance Sheets as an unallocated reduction of total equity.
Share-Based Payments
Compensation cost for share-based payments is measured based on the grant-date fair value of the award, recognized over the period in which the employee is required to provide service in exchange for the award. Excess tax benefits (tax deductions realized in excess of the compensation costs recognized for the exercise of the awards, multiplied by the incremental tax rate) are reported as operating cash inflows.
Subsequent Events
ProAssurance evaluates events that occurred subsequent to December 31, 2017, for recognition or disclosure in its Consolidated Financial Statements. See Note 19 for further discussion of subsequent events.
Accounting Changes Adopted
Improvements to Employee Share-Based Payment Accounting
Effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years, the FASB issued guidance that simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of cash flows, and the classification of awards as either equity or liabilities. Under the new guidance, the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes is to be recognized as income tax expense in the current period and included with other income tax cash flows as an operating activity. The threshold for equity classification has also been revised to permit withholdings up to the maximum statutory tax rates in the applicable jurisdictions. The update also provides an accounting policy election to account for forfeitures as they occur. ProAssurance adopted the guidance as of January 1, 2017. The primary effects of the adoption on the current period are the following: (1) using a prospective application, ProAssurance recorded unrecognized excess tax benefits of $2.8 million as current tax expense for the year ended December 31, 2017, (2) using a modified retrospective application, ProAssurance elected to recognize forfeitures as they occur and recorded a $0.4 million increase to additional paid-in capital, and a respective $0.3 million reduction to retained earnings and a $0.1 million increase to deferred taxes to reflect the incremental share-based compensation expense, net of related tax impacts, that would have been recognized in prior years under the modified guidance and (3) using a prospective application, ProAssurance classified excess tax benefits from share-based compensation of $2.3 million in operating activities in the Consolidated Statements of Cash Flows for the year ended December 31, 2017.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2017

Interests Held Through Related Parties that are Under Common Control
Effective for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years, the FASB issued additional guidance regarding consolidation of legal entities such as LPs/LLCs and securitization structures (collateralized debt obligations, collateralized loan obligations and mortgage-backed security transactions). The new guidance modifies the criteria used by a reporting entity when determining if it is a primary beneficiary of a VIE when there are entities under common control and the reporting entity has indirect interests in the VIE through related party relationships. ProAssurance adopted the guidance as of January 1, 2017. Adoption of the guidance had no material effect on ProAssurance’s results of operations or financial position.
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
Intra-Entity Transfers of Assets Other than Inventory
Effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, the FASB issued guidance which reduces the complexity in accounting standards related to the income tax consequences of intra-entity transfers of assets other than inventory between tax-paying components. A tax-paying component is an individual entity or group of entities that is consolidated for tax purposes. Under the new guidance, entities are required to recognize income tax consequences of an intra-entity transfer of assets other than inventory when the transfer occurs instead of delaying recognition until the asset has been sold to an outside party. ProAssurance plans to adopt the guidance beginning January 1, 2018. Adoption is not expected to have a material effect on ProAssurance's results of operations, financial position or cash flows as the Company currently does not transfer assets between tax paying components.
Classification of Certain Cash Receipts and Cash Payments
Effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, the FASB issued guidance related to the classification of certain cash receipts and cash payments presented in the statement of cash flows with the objective of reducing diversity in practice. ProAssurance plans to adopt the guidance beginning January 1, 2018 and will elect to use the cumulative earnings approach for presenting distributions from equity method investees. Adoption is not expected to have a material effect on ProAssurance’s results of operations, financial position or cash flows.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2017

Revenue from Contracts with Customers
Effective for fiscal years beginning after December 15, 2017 the FASB issued guidance related to revenue from contracts with customers. The core principle of the new guidance is that revenue is recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ProAssurance plans to adopt the guidance beginning January 1, 2018 under the modified retrospective method. As the majority of ProAssurance's revenues come from insurance contracts which fall under the scope of other FASB standards, less than 1% of the Company's revenue for the year ended December 31, 2017 is subject to the updated guidance. Therefore, adoption of the guidance is not expected to have a material effect on ProAssurance’s results of operations or financial position.
Recognition and Measurement of Financial Assets and Financial Liabilities
Effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, the FASB issued guidance that requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. The new guidance also specifies that an entity use the exit price notion when measuring the fair value of financial instruments for disclosure purposes and present financial assets and liabilities by measurement category and form of financial asset. Other provisions of the new guidance include: revised disclosure requirements related to the presentation in comprehensive income of changes in the fair value of liabilities; elimination, for public companies, of disclosure requirements relative to the methods and significant assumptions underlying fair values disclosed for financial instruments measured at amortized cost; and simplified impairment assessments for equity investments without readily determinable fair values. ProAssurance plans to adopt the guidance beginning January 1, 2018. The majority of ProAssurance's equity investments are either measured at fair value or accounted for under the equity method of accounting. As of December 31, 2017, the fair value of the equity investments impacted by this guidance exceeded the cost basis by approximately $10.5 million, which will be reflected as a cumulative-effect adjustment to beginning retained earnings in 2018. Therefore, adoption of the guidance is not expected to have a material effect on ProAssurance’s results of operations or financial position.
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
Reclassification of Certain Tax Effects from AOCI
Effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with early adoption permitted, the FASB issued guidance which permits a reclassification from AOCI to retained earnings for stranded tax effects resulting from the newly enacted federal corporate tax rate from the TCJA. The amount of the reclassification from AOCI to retained earnings will be the difference between the historical corporate tax rate and the newly enacted 21% corporate tax rate on deferred tax items originally established through OCI and not net income. The guidance allows entities to adopt in any interim or annual period for which financial statements have not yet been issued and apply the guidance either (1) in the period of adoption or (2) retrospectively to each period in which the effect of the change in the tax rate is recognized. ProAssurance plans to early adopt this guidance on January 1, 2018 and will elect to apply this guidance in the period of adoption. Using the specific identification method, ProAssurance will increase AOCI by approximately $3.4 million and decrease retained earnings by the same amount in the Statement of Changes in Capital as of the beginning of 2018. Adoption of this guidance is not expected to have a material effect on our financial position, results of operations or cash flows in the period of adoption.
Premium Amortization on Purchased Callable Debt Securities
Effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, the FASB issued guidance that will require the premium for certain callable debt securities to be amortized over a shorter period than is currently required. Currently amortization is permitted over the contractual life of the instrument and the guidance shortens the amortization to the earliest call date. The purpose of the guidance is to more closely align the amortization period of premiums to expectations incorporated in market pricing on the underlying securities. ProAssurance plans to adopt the guidance beginning January 1, 2019. As ProAssurance amortizes premium on callable debt securities to the earliest call date, adoption of the guidance is not expected to have a material effect on ProAssurance’s results of operations or financial position.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2017

Leases
Effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, the FASB issued guidance that requires a lessee to recognize for all leases (with the exception of short-term leases) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis, and a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. ProAssurance plans to adopt the guidance beginning January 1, 2019 and is currently in the process of evaluating all of its leases. As the majority of ProAssurance's leases as of December 31, 2017 are real estate operating leases and are not considered to be material, adoption of the guidance is not expected to have a material effect on ProAssurance’s results of operations or financial position.
Derivatives and Hedging
Effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, the FASB issued guidance to improve financial reporting of hedging relationships to better portray the entity's risk management activities in the consolidated financial statements. The new guidance eliminates the requirement to separately measure and report hedge ineffectiveness and requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. ProAssurance plans to adopt the guidance beginning January 1, 2019. ProAssurance's derivative instrument at December 31, 2017 is not designated as a hedging instrument, and therefore, adoption is not expected to have a material effect on results of operations or financial position.
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

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2017

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

Fair values of assets measured at fair value on a recurring basis as of December 31, 2017 and December 31, 2016 are shown in the following tables. Where applicable, the tables also indicate the fair value hierarchy of the valuation techniques utilized to determine those fair values. For some assets, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. When this is the case, the asset is categorized based on the level of the most significant input to the fair value measurement. Assessments of the significance of a particular input to the fair value measurement require judgment and consideration of factors specific to the assets being valued.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2017

	December 31, 2017
	Fair Value Measurements Using			Total
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Fixed maturities, available for sale
U.S. Treasury obligations	$—	$133,627	$—	$133,627
U.S. Government-sponsored enterprise obligations	—	20,956	—	20,956
State and municipal bonds	—	632,243	—	632,243
Corporate debt, multiple observable inputs	2,371	1,151,084	—	1,153,455
Corporate debt, limited observable inputs	—	—	13,703	13,703
Residential mortgage-backed securities	—	196,789	1,055	197,844
Agency commercial mortgage-backed securities	—	10,742	—	10,742
Other commercial mortgage-backed securities	—	15,961	—	15,961
Other asset-backed securities	—	97,780	3,931	101,711
Equity securities
Financial	76,051	—	—	76,051
Utilities/Energy	54,388	—	—	54,388
Consumer oriented	54,529	—	—	54,529
Industrial	53,936	—	—	53,936
Bond funds	156,563	—	—	156,563
All other	75,142	—	—	75,142
Short-term investments	404,204	27,922	—	432,126
Other investments	607	31,155	409	32,171
Other assets	—	1,731	—	1,731
Total assets categorized within the fair value hierarchy	$877,791	$2,319,990	$19,098	3,216,879
LP/LLC and investment fund interests carried at NAV which approximates fair value. These interests, reported as a part of Investment in unconsolidated subsidiaries and Other investments, respectively, are not categorized within the fair value hierarchy.				230,889
Total assets at fair value				$3,447,768

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2017

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
The fair values for securities included in the Level 2 category, with the few exceptions described below, were developed by one of several third party, nationally recognized pricing services, including services that price only certain types of securities. Each service uses complex methodologies to determine values for securities and subject the values they develop to quality control reviews. Management selected a primary source for each type of security in the portfolio and reviewed the values provided for reasonableness by comparing data to alternate pricing services and to available market and trade data. Values that appeared inconsistent were further reviewed for appropriateness. Any value that did not appear reasonable was discussed with the service that provided the value and adjusted, if necessary. There were no material changes to the values supplied by the pricing services during the years ended December 31, 2017 and 2016.
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
December 31, 2017

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
Other assets consisted of an interest rate cap derivative instrument valued using a model which considers the volatilities from other instruments with similar maturities, strike prices, durations and forward yield curves.
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

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2017

Level 3 Valuation Methodologies
Corporate debt, limited observable inputs consisted of corporate bonds valued using dealer quotes for similar securities or discounted cash flow models using yields currently available for similar securities. Similar securities are defined as securities of comparable credit quality that have like terms and payment features. Assessments of credit quality were based on NRSRO ratings, if available, or were subjectively determined by management if not available. At December 31, 2017 and 2016, 84% of the securities were rated and the average rating was BBB+.
Residential mortgage-backed and other asset-backed securities consisted of securitizations of receivables valued using dealer quotes for similar securities or discounted cash flow models using yields currently available for similar securities. Similar securities are defined as securities of comparable credit quality that have like terms and payment features. Assessments of credit quality were based on NRSRO ratings, if available, or were subjectively determined by management if not available. At December 31, 2017, 21% of the securities were rated and the average rating was AAA. At December 31, 2016, no securities were rated.
Other investments consisted of convertible securities for which limited observable inputs were available at December 31, 2017 and December 31, 2016. The securities were valued internally based on expected cash flows, including the expected final recovery, discounted at a yield that considered the lack of liquidity and the financial status of the issuer.
Quantitative Information Regarding Level 3 Valuations

	Fair Value at
(In thousands)	December 31, 2017	December 31, 2016	Valuation Technique	Unobservable Input	Range (Weighted Average)
Assets:
Corporate debt, limited observable inputs	$13,703	$14,810	Market Comparable Securities	Comparability Adjustment	0% - 5% (2.5%)
			Discounted Cash Flows	Comparability Adjustment	0% - 5% (2.5%)
Residential mortgage-backed and other asset-backed securities	$4,986	$3,007	Market Comparable Securities	Comparability Adjustment	0% - 5% (2.5%)
			Discounted Cash Flows	Comparability Adjustment	0% - 5% (2.5%)
Other investments	$409	$3	Discounted Cash Flows	Comparability Adjustment	0% - 10% (5%)
The significant unobservable inputs used in the fair value measurement of the above listed securities were the valuations of comparable securities with similar issuers, credit quality and maturity. Changes in the availability of comparable securities could result in changes in the fair value measurements.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2017

Fair Value Measurements - Level 3 Assets
The following tables (the Level 3 Tables) present summary information regarding changes in the fair value of assets measured at fair value using Level 3 inputs.

	December 31, 2017
	Level 3 Fair Value Measurements – Assets
(In thousands)	State and Municipal Bonds	Corporate Debt	Asset-backed Securities	Other investments	Total
Balance December 31, 2016	$—	$14,810	$3,007	$3	$17,820
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Net investment income	—	(163)	—	—	(163)
Net realized investment gains (losses)	—	13	—	(143)	(130)
Included in other comprehensive income	—	(369)	(71)	140	(300)
Purchases	—	13,016	2,627	—	15,643
Sales	—	(4,837)	—	(912)	(5,749)
Transfers in	—	999	—	1,321	2,320
Transfers out	—	(9,766)	(577)	—	(10,343)
Balance December 31, 2017	$—	$13,703	$4,986	$409	$19,098
Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets held at period-end	$—	$—	$—	$—	$—

	December 31, 2016
	Level 3 Fair Value Measurements – Assets
(In thousands)	State and Municipal Bonds	Corporate Debt	Asset-backed Securities	Other investments	Total
Balance December 31, 2015	$—	$14,500	$757	$—	$15,257
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Net investment income	—	(93)	—	(9)	(102)
Net realized investment gains (losses)	(490)	(75)	—	—	(565)
Included in other comprehensive income	—	531	8	47	586
Purchases	—	8,900	6,500	1,753	17,153
Sales	(410)	(3,837)	(1,452)	(1,550)	(7,249)
Transfers in	900	—	1,000	918	2,818
Transfers out	—	(5,116)	(3,806)	(1,156)	(10,078)
Balance December 31, 2016	$—	$14,810	$3,007	$3	$17,820
Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets held at period-end	$—	$—	$—	$—	$—

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2017

Transfers
Equity securities of approximately $35.4 million and $10.2 million were transferred from Level 2 to Level 1 during the years ended December 31, 2017 and 2016, respectively.
Transfers shown in the preceding Level 3 tables were as of the end of the quarter in which the transfer occurred. All transfers during both 2017 and 2016 were to or from Level 2, with the exception of one security that was transfered to Level 1 during 2016.
All transfers during 2017 and 2016 related to securities held for which the level of market activity for identical or nearly identical securities varies from period to period. The securities were valued using multiple observable inputs when those inputs were available; otherwise the securities were valued using limited observable inputs.
Fair Values Not Categorized
Investment in unconsolidated subsidiaries at both December 31, 2017 and December 31, 2016 included interests in investment fund LPs/LLCs and other investments at December 31, 2017 included interests in certain investment funds that measure fund assets at fair value on a recurring basis and that provide a NAV for the interest. The carrying value of these interests is based on the NAV provided and was considered to approximate the fair value of the interests. In accordance with GAAP, the fair value of these investments was not classified within the fair value hierarchy. Additional information regarding these investments is as follows:

	Unfunded Commitments	Fair Value
(In thousands)	December 31, 2017	December 31, 2017	December 31, 2016
Investments in LPs/LLCs:
Private debt funds (1)	$5,005	$42,206	$55,637
Long equity fund (2)	None	7,847	6,268
Long/short equity funds (3)	None	31,352	28,926
Non-public equity funds (4)	$77,626	100,062	89,691
Multi-strategy fund of funds (5)	None	9,100	8,448
Structured credit fund (6)	None	6,561	4,273
Long/short commodities fund (7)	None	13,025	11,476
Strategy focused fund (8)	$4,304	606	—
Other investments:
Mortgage fund (9)	None	20,130	—
		$230,889	$204,719

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

(4)
The investment is comprised of interests in multiple unrelated LP funds, each structured to provide capital appreciation through diversified investments in private equity, which can include investments in buyout, venture capital, debt including senior, second lien and mezzanine, distressed debt and other private equity-oriented LPs. Two of the LPs allow redemption by terms set forth in the LP agreements; the others do not permit redemption. Income and capital are to be periodically distributed at the discretion of the LP over time frames that are anticipated to span up to nine years.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2017

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

(8)
This fund is a LLC focused on investing in consumer products companies. The fund will invest in North American companies, comprised of equity and equity-related securities, as well as debt instruments. Redemptions are not permitted.

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
Nonrecurring Fair Value Measurement
At December 31, 2017, ProAssurance held an equity method early stage business investment measured at fair value on a nonrecurring basis due to a recognized OTTI of $8.5 million. The investment was valued using significant unobservable inputs (Level 3) and had a fair value of $1.2 million at December 31, 2017. The fair value of the investment was measured as ProAssurance's ownership percentage in the projected earnings and cash flows expected to be generated by the investment. At December 31, 2016, ProAssurance did not have any assets or liabilities that were measured at fair value on a nonrecurring basis.
Financial Instruments - Methodologies Other Than Fair Value
The following table provides the estimated fair value of our financial instruments that, in accordance with GAAP for the type of investment, are measured using a methodology other than fair value. All fair values provided primarily fall within the Level 3 fair value category.

	December 31, 2017		December 31, 2016
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
BOLI	$62,113	$62,113	$60,134	$60,134
Other investments	$58,546	$69,095	$50,391	$58,757
Other assets	$34,020	$33,742	$29,111	$28,960
Financial liabilities:
Senior notes due 2023*	$250,000	$273,153	$250,000	$270,898
Revolving Credit Agreement*	$123,000	$123,000	$200,000	$200,000
Mortgage loans*	$40,460	$40,460	$—	$—
Other liabilities	$21,154	$21,154	$17,033	$17,011
* Carrying value excludes debt issuance costs
The fair value of the BOLI was equal to the cash surrender value associated with the policies on the valuation date.
Other investments listed in the table above include interests in certain investment fund LPs/LLCs accounted for using the cost method, investments in FHLB common stock carried at cost and an annuity investment carried at amortized cost. The estimated fair value of the LP/LLC interests was based on the equity value of the interest provided by the LP/LLC managers for the most recent quarter, which approximates the fair value of the interest. Two of ProAssurance's insurance subsidiaries are members of an FHLB. The estimated fair value of the FHLB common stock was based on the amount the subsidiaries would

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2017

receive if their memberships were canceled, as the memberships cannot be sold. The fair value of the annuity represents the present value of the expected future cash flows discounted using a rate available in active markets for similarly structured instruments.
Other assets and other liabilities primarily consisted of related investment assets and liabilities associated with funded deferred compensation agreements. The fair value of the funded deferred compensation assets was based upon quoted market prices. The deferred compensation liabilities are adjusted to match the fair value of the deferred compensation assets. Other assets also included a secured note receivable and unsecured note receivable under two separate line of credit agreements. Fair value of these notes receivable was based on the present value of expected cash flows from the notes receivable, discounted at market rates on the valuation date for receivables with similar credit standings and similar payment structures.
The fair value of the debt was estimated based on the present value of expected future cash outflows, discounted at rates available on the valuation date for similar debt issued by entities with a similar credit standing to ProAssurance.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2017

3. Investments
Available-for-sale securities at December 31, 2017 and December 31, 2016 included the following:

	December 31, 2017
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities
U.S. Treasury obligations	$134,323	$485	$1,181	$133,627
U.S. Government-sponsored enterprise obligations	21,089	73	206	20,956
State and municipal bonds	618,414	14,248	419	632,243
Corporate debt	1,157,660	15,205	5,707	1,167,158
Residential mortgage-backed securities	196,741	2,438	1,335	197,844
Agency commercial mortgage-backed securities	10,827	23	108	10,742
Other commercial mortgage-backed securities	16,004	91	134	15,961
Other asset-backed securities	102,130	47	466	101,711
	$2,257,188	$32,610	$9,556	$2,280,242

	December 31, 2016
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities
U.S. Treasury obligations	$146,186	$1,264	$911	$146,539
U.S. Government-sponsored enterprise obligations	30,038	388	191	30,235
State and municipal bonds	790,154	17,261	6,952	800,463
Corporate debt	1,264,812	22,659	8,480	1,278,991
Residential mortgage-backed securities	216,285	3,667	2,046	217,906
Agency commercial mortgage-backed securities	12,837	89	143	12,783
Other commercial mortgage-backed securities	19,571	177	137	19,611
Other asset-backed securities	106,938	207	267	106,878
	$2,586,821	$45,712	$19,127	$2,613,406

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2017

The recorded cost basis and estimated fair value of available-for-sale fixed maturities at December 31, 2017, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total Fair Value
Fixed maturities, available for sale
U.S. Treasury obligations	$134,323	$24,284	$85,173	$21,203	$2,967	$133,627
U.S. Government-sponsored enterprise obligations	21,089	249	8,277	12,290	140	20,956
State and municipal bonds	618,414	48,925	206,946	274,994	101,378	632,243
Corporate debt	1,157,660	87,973	680,773	372,952	25,460	1,167,158
Residential mortgage-backed securities	196,741					197,844
Agency commercial mortgage-backed securities	10,827					10,742
Other commercial mortgage-backed securities	16,004					15,961
Other asset-backed securities	102,130					101,711
	$2,257,188					$2,280,242
Excluding obligations of the U.S. Government, U.S. Government-sponsored enterprises and a U.S. Government obligations money market fund, no investment in any entity or its affiliates exceeded 10% of Shareholders’ equity at December 31, 2017.
Cash and securities with a carrying value of $46.2 million at December 31, 2017 were on deposit with various state insurance departments to meet regulatory requirements. ProAssurance also held securities with a carrying value of $159.7 million at December 31, 2017 that are pledged as collateral security for advances under the Revolving Credit Agreement (see Note 9 for additional detail on the Revolving Credit Agreement).
As a member of Lloyd's and a capital provider to Syndicate 1729 and Syndicate 6131, which began active operations on January 1, 2018, ProAssurance is required to maintain capital at Lloyd's, referred to as FAL. ProAssurance investments at December 31, 2017 included fixed maturities with a fair value of $123.5 million and short term investments with a fair value of approximately $0.4 million on deposit with Lloyd's in order to satisfy these FAL requirements.
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

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2017

Investment in Unconsolidated Subsidiaries
ProAssurance holds investments in unconsolidated subsidiaries, accounted for under the equity method. The investments include the following:

	December 31, 2017	Carrying Value
(In thousands)	Percentage Ownership	December 31, 2017	December 31, 2016
Equity method investments:
Qualified affordable housing project tax credit partnerships	See below	$84,607	$102,313
Other tax credit partnerships	See below	6,118	11,459
All other investments, primarily LPs/LLCs	See below	239,866	227,134
		$330,591	$340,906
Qualified affordable housing project tax credit partnership interests held by ProAssurance generate investment returns by providing tax benefits to fund investors in the form of tax credits and project operating losses. The carrying value of these investments reflects ProAssurance's total commitments (both funded and unfunded) to the partnerships, less any amortization. ProAssurance's ownership percentage relative to two of the tax credit partnership interests is almost 100%; these interests had a carrying value of $32.5 million at December 31, 2017. ProAssurance's ownership percentage relative to the remaining tax credit partnership interests is less than 20%; these interests had a carrying value of $52.1 million at December 31, 2017. Since ProAssurance has the ability to exert influence over the partnerships but does not control them, all are accounted for using the equity method. See further discussion of the entities in which ProAssurance holds passive interests in Note 13.
Other tax credit partnerships are comprised entirely of historic tax credits. The historic tax credits generate investment returns by providing benefits to fund investors in the form of tax credits, tax deductible project operating losses and positive cash flows. The carrying value of these investments reflects ProAssurance's total funded commitments less any amortization. ProAssurance's ownership percentage relative to the tax credit partnerships is almost 100%. Since ProAssurance has the ability to exert influence over the partnerships but does not control them, all are accounted for using the equity method. See further discussion of the entities in which ProAssurance holds passive interests in Note 13.
As discussed in additional detail in Note 2, ProAssurance holds interests in certain LPs/LLCs that are investment funds which measure fund assets at fair value on a recurring basis and the fund managers provide a NAV for the interest. The carrying value of these interests is based on the NAV provided, and is considered to approximate the fair value of the interests; such interests totaled $210.8 million at December 31, 2017 and $204.7 million at December 31, 2016. ProAssurance also holds interests in other equity method investments and LPs/LLCs which are not considered to be investment funds; such interests totaled $29.1 million at December 31, 2017 and $22.4 million at December 31, 2016.
ProAssurance's ownership percentage relative to three of the LPs/LLCs is greater than 25%, which is expected to be reduced as the funds mature and other investors participate in the funds; these investments had a carrying value of $30.8 million at December 31, 2017 and $18.5 million at December 31, 2016. ProAssurance's ownership percentage relative to the remaining equity method investments and LPs/LLCs is less than 25%; these interests had a carrying value of $209.1 million at December 31, 2017 and $208.6 million at December 31, 2016. ProAssurance does not have the ability to exert control over any of these funds.
Other Investments
Other investments at December 31, 2017 and December 31, 2016 were comprised as follows:

(In thousands)	December 31, 2017	December 31, 2016
Investments in LPs/LLCs, at cost	$55,058	$46,852
Convertible securities, at fair value	32,171	31,501
Investment funds, at fair value	20,130	—
Other, principally FHLB capital stock, at cost or amortized cost	3,488	3,539
	$110,847	$81,892

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2017

Investments in convertible securities are carried at fair value as permitted by the accounting guidance for hybrid financial instruments, with changes in fair value recognized in income as a component of net realized investment gains (losses) during the period of change.
Investment funds measure fund assets at fair value on a recurring basis and the fund managers provide a NAV for the interest. The carrying value of these interests is based on the NAV provided, and is considered to approximate the fair value of the interests, with changes in fair value recognized in income as a component of net realized investment gains (losses) during the period of change.
FHLB capital stock is not marketable but may be liquidated by terminating membership in the FHLB. The liquidation process can take up to five years.
Investments Held in a Loss Position
The following tables provide summarized information with respect to investments held in an unrealized loss position at December 31, 2017 and December 31, 2016, including the length of time the investment had been held in a continuous unrealized loss position.

	December 31, 2017
	Total		Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Loss	Value	Loss	Value	Loss
Fixed maturities, available for sale
U.S. Treasury obligations	$110,788	$1,181	$67,135	$554	$43,653	$627
U.S. Government-sponsored enterprise obligations	17,032	206	10,182	64	6,850	142
State and municipal bonds	23,122	419	15,168	102	7,954	317
Corporate debt	487,578	5,707	365,541	2,730	122,037	2,977
Residential mortgage-backed securities	109,659	1,335	64,121	402	45,538	933
Agency commercial mortgage-backed securities	4,423	108	2,458	34	1,965	74
Other commercial mortgage-backed securities	12,878	134	7,939	82	4,939	52
Other asset-backed securities	85,358	466	70,924	346	14,434	120
	$850,838	$9,556	$603,468	$4,314	$247,370	$5,242

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2017

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
As of December 31, 2017, excluding U.S. Government or U.S. Government-sponsored enterprise obligations, there were 629 debt securities (26.5% of all available-for-sale fixed maturity securities held) in an unrealized loss position representing 375 issuers. The greatest and second greatest unrealized loss positions among those securities were approximately $0.4 million and $0.3 million, respectively. The securities were evaluated for OTTI as of December 31, 2017.
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
Fixed maturity securities held in an unrealized loss position at December 31, 2017, excluding asset-backed securities, have paid all scheduled contractual payments and are expected to continue doing so. Expected future cash flows of asset-backed securities, excluding those issued by GNMA, FNMA and FHLMC, held in an unrealized loss position were estimated as part of the December 31, 2017 OTTI evaluation using the most recently available six-month historical performance data for the collateral (loans) underlying the security or, if historical data was not available, sector based assumptions, and equaled or exceeded the current amortized cost basis of the security.
Net Investment Income
Net investment income by investment category was as follows:

	Year Ended December 31
(In thousands)	2017	2016	2015
Fixed maturities	$75,669	$85,818	$97,348
Equities	17,198	14,887	13,317
Other investments, including Short-term	7,793	3,402	2,049
BOLI	1,979	2,008	2,053
Investment fees and expenses	(6,977)	(6,103)	(6,107)
Net investment income	$95,662	$100,012	$108,660

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2017

Equity in Earnings (Loss) of Unconsolidated Subsidiaries
Equity in earnings (loss) of unconsolidated subsidiaries included losses from qualified affordable housing project tax credit investments and historic tax credit investments. The losses recorded reflect ProAssurance's allocable portion of partnership operating losses. Losses from qualified affordable housing project tax credit investments were $14.3 million, $20.0 million and $10.1 million and tax credits recognized related to these investments totaled $17.8 million, $18.5 million and $18.4 million for the years ended December 31, 2017, 2016 and 2015, respectively. Losses from historic tax credit investments were $6.4 million, $4.8 million and $0.2 million and tax credits recognized related to these investments totaled $5.3 million, $9.0 million and $4.0 million for the years ended December 31, 2017, 2016 and 2015, respectively. Tax credits recognized reduced income tax expense in the respective periods.
Net Realized Investment Gains (Losses)
Realized investment gains and losses are recognized on the first-in, first-out basis. The following table provides detailed information regarding net realized investment gains (losses):

	Year Ended December 31
(In thousands)	2017	2016	2015
Total OTTI losses:
State and municipal bonds	$(850)	$(100)	$—
Corporate debt	(419)	(7,604)	(11,781)
Investment in unconsolidated subsidiaries	(11,931)	—	—
Other investments	—	(3,130)	(8,136)
Portion of OTTI losses recognized in other comprehensive income before taxes:
Corporate debt	248	1,068	4,572
Net impairment losses recognized in earnings	(12,952)	(9,766)	(15,345)
Gross realized gains, available-for-sale securities	6,653	12,451	11,936
Gross realized (losses), available-for-sale securities	(3,123)	(7,038)	(11,481)
Net realized gains (losses), Short-term investments	(2)	18	(1)
Net realized gains (losses), trading securities	10,724	6,632	1,080
Net realized gains (losses), Other investments	2,963	1,115	464
Change in unrealized holding gains (losses), trading securities	11,243	30,557	(28,343)
Change in unrealized holding gains (losses), Other investments, carried at fair value	896	899	(896)
Other	7	7	947
Net realized investment gains (losses)	$16,409	$34,875	$(41,639)
During 2017, ProAssurance recognized OTTI in earnings of $13.0 million, including an $8.5 million impairment related to an early stage business investment accounted for under the equity method. The impairment charge represented the difference between the investment's carrying value and fair value, which was measured as ProAssurance's ownership percentage in the projected earnings expected to be generated by the investment. In addition, ProAssurance recognized OTTI in earnings of $3.4 million related to qualified affordable housing project tax credit investments. The current estimated tax benefits expected to be received from ProAssurance's allocable portion of the operating losses of the underlying properties have declined, due to the newly enacted corporate tax rate of 21%, as compared to those at the time the investments were acquired. During 2017, ProAssurance also recognized credit-related OTTI of $0.2 million and non-credit OTTI of $0.2 million in OCI, both of which related to corporate bonds.
During 2016, ProAssurance recognized OTTI in earnings of $9.8 million, including credit-related OTTI of $5.5 million related to debt instruments from ten issuers in the energy sector. The fair value of the bonds and the credit quality of the issuers had declined during 2016 and ProAssurance recognized credit-related OTTI to reduce the amortized cost basis of the bonds to the present value of future cash flows expected to be received from the bonds. During 2016, ProAssurance also recognized non-credit OTTI of $0.9 million in OCI related to certain of these same bonds, as the fair value of the bonds was less than the present value of the expected future cash flows from the securities.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2017

During 2015, ProAssurance recognized OTTI in earnings of $15.3 million, including credit-related OTTI of $4.9 million related to debt instruments from six issuers in the energy sector. The fair value of the bonds and the credit quality of the issuers had declined during 2015 and ProAssurance recognized credit-related OTTI to reduce the amortized cost basis of the bonds to the present value of future cash flows expected to be received from the bonds. During 2015, ProAssurance also recognized non-credit OTTI of $3.7 million in OCI related to certain of these same bonds, as the fair value of the bonds was less than the present value of the expected future cash flows from the securities. ProAssurance also recognized an OTTI in earnings during 2015 related to a bond intended to be sold.
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

(In thousands)	2017	2016	2015
Balance January 1	$1,158	$5,751	$232
Additional credit losses recognized during the period, related to securities for which:
No OTTI has been previously recognized	171	2,398	3,648
OTTI has been previously recognized	—	2,154	2,645
Reductions due to:
Securities sold during the period (realized)	(16)	(9,145)	(774)
Balance December 31	$1,313	$1,158	$5,751
Other information regarding sales and purchases of available-for-sale securities is as follows:

	Year Ended December 31
(In millions)	2017	2016	2015
Proceeds from sales (exclusive of maturities and paydowns)	$530.2	$361.8	$481.8
Purchases	$614.4	$636.4	$580.6

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2017

4. Reinsurance
ProAssurance purchases reinsurance from third-party reinsurers and insurance enterprises in order to reduce its net exposure to losses, to provide capacity to write larger limits of liability, to provide reimbursement for losses incurred under the higher limit coverages the Company offers and as a mechanism for providing custom insurance solutions. ProAssurance also uses reinsurance arrangements as a mechanism for sharing risk with insureds or their affiliates.
The effects of reinsurance for the years ended December 31, 2017, 2016 and 2015 were as follows:

	Year Ended December 31
(In thousands)	2017	2016	2015
Direct	$842,968	$794,377	$780,982
Assumed	31,908	40,637	31,236
Ceded	(110,858)	(96,481)	(102,933)
Net premiums written	$764,018	$738,533	$709,285

Direct	$821,249	$790,791	$772,968
Assumed	27,629	37,805	22,691
Ceded	(110,347)	(95,315)	(101,510)
Net premiums earned	$738,531	$733,281	$694,149

Losses and loss adjustment expenses	$592,218	$515,242	$456,862
Reinsurance recoveries	(123,060)	(72,013)	(46,151)
Net losses and loss adjustment expenses	$469,158	$443,229	$410,711
The receivable from reinsurers on unpaid losses and loss adjustment expenses represents management’s estimate of amounts that will be recoverable under ProAssurance reinsurance agreements. Most Company reinsurance agreements base the amount of premium that is due to the reinsurer in part on losses reimbursed or to be reimbursed under the agreement, and terms may also include maximum and minimum amounts of ceded premium. Ceded premium amounts are estimated based on management’s expectation of ultimate losses and the portion of those losses that are allocable to reinsurers according to the terms of the agreements, including any minimums or maximums. Given the uncertainty of the ultimate amounts of losses, management’s estimates of losses and related amounts recoverable may vary significantly from the eventual outcome. During the years ended December 31, 2017, 2016 and 2015 ProAssurance reduced premiums ceded by $1.2 million, $7.1 million and $1.1 million, respectively, due to changes in management’s estimates of amounts due to reinsurers related to prior accident year loss recoveries.
Reinsurance contracts do not relieve ProAssurance from its obligations to policyholders and ProAssurance remains liable to its policyholders whether or not reinsurers honor their contractual obligations. ProAssurance continually monitors its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies.
At December 31, 2017, the net total amounts due from reinsurers was $345.1 million (including receivables related to paid and unpaid losses and LAE and prepaid reinsurance premiums, less reinsurance premiums payable). No single reinsurer had an individual balance which exceeded $29.0 million.
At December 31, 2017 reinsurance recoverables totaling approximately $64.1 million were collateralized by letters of credit or funds withheld. ProAssurance had no allowance for credit losses related to its reinsurance receivables at December 31, 2017 or 2016 as all reinsurance balances were considered collectible. During the year ended December 31, 2017, reinsurance balances written off for credit reasons were nominal in amount. During the years ended December 31, 2016 and 2015 no reinsurance balances were written off for credit reasons.
During 2017, ProAssurance commuted an outstanding DDR reinsurance arrangement with one of its reinsurers which resulted in a net cash receipt of approximately $7.8 million and reduced its receivable from reinsurers on unpaid losses and loss adjustment expenses by approximately $5.4 million.
During 2017 and 2016, ProAssurance commuted the 2015 and 2014 calendar year quota share reinsurance arrangements, respectively, between the Specialty P&C segment and Syndicate 1729 which resulted in a net cash receipt of approximately $6.3 million and $6.8 million, respectively. The commutations reduced the receivable from reinsurers on unpaid losses and loss adjustment expenses, combined, by approximately $6.6 million and $7.1 million, during the years ended December 31, 2017 and 2016, respectively.
There were no significant reinsurance commutations in 2015.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2017

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
5. Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of ProAssurance’s deferred tax assets and liabilities were as follows:

	Year Ended December 31
(In thousands)	2017	2016
Deferred tax assets
Unpaid loss discount	$20,368	$39,746
Unearned premium adjustment	14,449	22,847
Compensation related	11,467	20,190
Intangibles	514	1,001
Foreign NOL	4,116	1,962
Total gross deferred tax assets	50,914	85,746
Valuation allowance	(4,116)	(1,962)
Total deferred tax assets, net of valuation allowance	46,798	83,784
Deferred tax liabilities
Deferred policy acquisition costs	(6,333)	(9,754)
Unrealized gains on investments, net	(5,166)	(9,797)
Fixed assets	(826)	(1,291)
Basis differentials–investments	(10,397)	(25,512)
Intangibles	(12,548)	(22,067)
Other	(1,598)	(5,107)
Total deferred tax liabilities	(36,868)	(73,528)
Net deferred tax assets (liabilities)	$9,930	$10,256
ProAssurance had $21.7 million of available NOL carryforwards at December 31, 2017 related to the Company's U.K. operations which may be carried forward indefinitely. At December 31, 2017 and 2016, ProAssurance established a deferred tax asset related to the NOL carryforwards of $4.1 million and $2.0 million, respectively. In 2017 and 2016, management evaluated the realizability of the deferred tax asset related to the NOL carryforwards and concluded that it was more likely than not that the deferred tax asset will not be realized; therefore, a valuation allowance was recorded against the full value of the deferred tax asset in both 2017 and 2016. The increase in the valuation allowance and related deferred tax asset in 2017 as compared to 2016 of $2.2 million was due to losses recognized in the Lloyd's Syndicate segment during 2017 primarily due to Hurricanes Harvey, Irma and Maria. As the valuation allowance has become more significant in 2017, ProAssurance began presenting the gross deferred tax asset related to the NOL carryforwards separately from the related valuation allowance in the table above. Prior year amounts have been reclassified to conform to the current year presentation.
ProAssurance had no available capital loss carryforwards, or Alternative Minimum Tax credit carryforwards as of December 31, 2017.
ProAssurance files income tax returns in various states, the U.S. federal jurisdiction and the U.K. ProAssurance had a liability for U.S. federal and U.K. income taxes of $8.0 million at December 31, 2017 and $5.1 million at December 31, 2016, both carried as a part of other liabilities.
The statute of limitations is now closed for all tax years prior to 2014.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2017

A reconciliation of the beginning and ending amounts of unrecognized tax benefits for 2017, 2016 and 2015, were as follows:

(In thousands)	2017	2016	2015
Balance at January 1	$8,353	$8,195	$577
Increases for tax positions taken during the current year	—	361	7,618
(Decreases) for tax positions taken during the current year	(3,500)	—	—
Increases for tax positions taken during prior years	700	—	—
(Decreases) relating to a lapse of the applicable statute of limitations	(212)	(203)	—
Balance at December 31	$5,341	$8,353	$8,195
At December 31, 2017 and 2016, approximately $1.3 million and $1.0 million, respectively, of ProAssurance's uncertain tax positions, if recognized, would affect the effective tax rate. As with any uncertain tax position, there is a possibility that the ultimate benefit realized could differ from the estimate management has established. Management believes that it is reasonably possible that a portion of unrecognized tax benefits at December 31, 2017, may change during the next twelve months. However, an estimate of the change cannot be made at this time.
ProAssurance recognizes interest and/or penalties related to income tax matters in income tax expense. Interest recognized in the income statement was approximately $0.3 million and $0.2 million for the years ended December 31, 2017 and 2016, respectively, and was nominal for the year ended December 31, 2015. The accrued liability for interest was approximately $0.5 million at December 31, 2017 and $0.2 million at December 31, 2016.
Income tax expense (benefit) for each of the years ended December 31, 2017, 2016 and 2015 consisted of the following:

(In thousands)	2017	2016	2015
Provision for income taxes
Current expense (benefit)
Federal and foreign	$19,546	$15,857	$27,653
State	120	729	999
Total current expense (benefit)	19,666	16,586	28,652
Deferred expense (benefit)
Federal and foreign	1,331	8,284	(15,185)
State	362	250	(809)
Total deferred expense (benefit)	1,693	8,534	(15,994)
Total income tax expense (benefit)	$21,359	$25,120	$12,658
A reconciliation of “expected” income tax expense (benefit) (35% of income before income taxes) to actual income tax expense (benefit) for each of the years ended December 31, 2017, 2016 and 2015 were as follows:

(In thousands)	2017	2016	2015
Computed “expected” tax expense	$45,018	$61,670	$45,099
Tax-exempt income	(8,356)	(9,917)	(12,913)
Tax credits	(23,111)	(27,549)	(22,407)
Non-U.S. operating results	918	(1,688)	720
Excess tax benefit on share-based compensation	(2,762)	—	—
Change in federal corporate tax rate	6,541	—	—
Change in limitation of future deductibility of certain executive compensation	3,497	—	—
Other	(386)	2,604	2,159
Total income tax expense (benefit)	$21,359	$25,120	$12,658

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2017

Tax Cuts and Jobs Act
The TCJA was signed into law on December 22, 2017 and contains several key provisions that impact the Company's business, including the reduction of the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018, the reduction in the amount of executive compensation that could qualify as a tax deduction, a minimum tax on payments made to related foreign entities and a change in how property and casualty taxpayers discount loss reserves. Under current accounting guidance, the effects of changes in tax rates and laws are recognized in the period in which the new legislation is enacted. However, due to the timing of the enactment of the TCJA and its proximity to December 31, 2017, the SEC issued SAB 118 which provides a framework for companies to account for uncertainties in applying the provisions of the TCJA. SAB 118 allows companies to record a provisional amount in situations where a company does not have the necessary information available but can make a reasonable estimate. In situations where companies cannot make a reasonable estimate due to various factors, including lack of information, a provisional amount is not recorded. Instead, companies will continue to apply current accounting guidance based on the provision of the tax laws that were in effect immediately prior to the TCJA being enacted. The measurement period, as defined in SAB 118 for the TCJA, begins on the enactment date of the TCJA and ends when a company has obtained, prepared and analyzed the information that was needed in order to complete the accounting requirements under current accounting guidance. However, under no circumstances will the measurement period extend beyond one year from the enactment date of the TCJA.
Other than the areas discussed below, ProAssurance was able to complete the accounting under the new provisions of the TCJA for the remeasurement of the Company's deferred tax assets and liabilities based on the newly enacted tax rate and recognized a charge of $6.5 million, which is included as a component of income tax expense from continuing operations for the year ended December 31, 2017.
Provisional amount
At December 31, 2017, ProAssurance had not completed the accounting for the tax effects of enactment of the TCJA for certain areas of the Company's tax provision. ProAssurance has made a reasonable estimate of the effects on its existing deferred tax asset balances at December 31, 2017 as it relates to the limitation on the future deductibility of certain executive compensation and recorded a provisional charge of $3.5 million, which is included as a component of income tax expense from continuing operations for the year ended December 31, 2017. Any future guidance from the IRS addressing the effects of the TCJA on executive compensation could result in a change to this provisional amount.
Provisional amount not reasonably estimable
The TCJA requires property and casualty taxpayers to discount loss reserves based solely on IRS factors and no longer by reference to historical payment patterns. As the IRS has yet to release the 2018 discount factors, ProAssurance has been unable to reasonably estimate the impact of the change in loss reserve discounting factors and therefore has not adjusted its deferred tax balances at December 31, 2017 for the impact of these changes due to the TCJA. As prescribed by SAB 118, ProAssurance continues to utilize the discount factors based on existing accounting guidance and the provisions of the tax laws that were in effect immediately prior to enactment of the TCJA. Once the IRS has released the 2018 loss reserve discount factors, ProAssurance will complete the its analysis and include the effect of the difference in the reserve discount factors in the period the analysis is complete or the impact is reasonably estimable.
6. Deferred Policy Acquisition Costs
Policy acquisition costs that are incremental and directly related to the successful production of new and renewal insurance contracts, most significantly agent commissions, premium taxes, and underwriting salaries and benefits, are capitalized as policy acquisition costs and amortized to expense, net of ceding commissions earned, as the related premium revenues are earned.
Amortization of DPAC was $95.8 million, $88.4 million and $79.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2017

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
ProAssurance partitions its reserve by accident year, which is the year in which the claim becomes its liability. As claims are incurred (reported) and claim payments are made, they are aggregated by accident year for analysis purposes. ProAssurance also partitions its reserve by reserve type: case reserves and IBNR reserves. Case reserves are established by the claims department based upon the particular circumstances of each reported claim and represent ProAssurance’s estimate of the future loss costs (often referred to as expected losses) that will be paid on reported claims. Case reserves are decremented as claim payments are made and are periodically adjusted upward or downward as estimates regarding the amount of future losses are revised; a reported loss for an individual claim equates to the case reserve at any point in time plus the claim payments that have been made to date. IBNR reserves represent an estimate, in the aggregate, of future development on losses that have been reported to ProAssurance plus an estimate of losses that have been incurred but not reported. IBNR reserves are not estimated directly, but are calculated by subtracting claim payments to-date and case reserves as of the evaluation date from the projected ultimate losses which are determined as described below.
Development of Prior Accident Years
In addition to setting the initial reserve for the current accident year, each period ProAssurance reassesses the amount of reserve required for prior accident years. The foundation of ProAssurance’s reserve re-estimation process is an actuarial analysis that is performed by both the internal and consulting actuaries. This detailed analysis projects ultimate losses based on partitions which include line of business, geography, coverage layer and accident year. The procedure uses the most representative data for each partition, capturing its unique patterns of development and trends. In all, there are 200 different partitions of ProAssurance's business for purposes of this analysis. ProAssurance believes that the use of consulting actuaries provides an independent view of the loss data as well as a broader perspective on industry loss trends.
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
For the workers’ compensation line of business, ProAssurance utilizes the Reported Development Method, Paid Loss Development Method and Bornhuetter-Ferguson, to develop the reserve for each accident year. The actuarial review includes the stratification of claims data (lost time claims and medical only claims) using different variations that allow for identification of trends that may not be readily identifiable if the data was evaluated only in the aggregate. Reported and paid loss development factors are key assumptions in the reserve estimation process and are based on ProAssurance’s historical reported

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2017

and paid loss development patterns. As accident years mature, the various actuarial methodologies produce more consistent loss estimates.
For the Lloyd’s Syndicate business, given the immaturity of Syndicate 1729’s own experience, losses are initially estimated using the loss assumptions by risk category incorporated into the business plan submitted to Lloyd’s with consideration given to loss experience incurred to date. These assumptions were influenced by loss results reflected in Lloyd’s historical data for similar risks. As losses are reported and resolved and Syndicate 1729's experience becomes more credible from a statistical perspective, Syndicate 1729's actual loss experience is incorporated into the estimates.
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
Activity in the reserve for losses and loss adjustment expenses is summarized as follows:

(In thousands)	2017	2016	2015
Balance, beginning of year	$1,993,428	$2,005,326	$2,058,266
Less reinsurance recoverables on unpaid losses and loss adjustment expenses	273,475	249,350	237,966
Net balance, beginning of year	1,719,953	1,755,976	1,820,300
Net losses:
Current year	603,518	587,007	571,891
Favorable development of reserves established in prior years, net	(134,360)	(143,778)	(161,180)
Total	469,158	443,229	410,711
Paid related to:
Current year	(106,633)	(96,190)	(84,186)
Prior years	(369,682)	(383,062)	(390,849)
Total paid	(476,315)	(479,252)	(475,035)
Net balance, end of year	1,712,796	1,719,953	1,755,976
Plus reinsurance recoverables on unpaid losses and loss adjustment expenses	335,585	273,475	249,350
Balance, end of year	$2,048,381	$1,993,428	$2,005,326
As discussed in Note 1, estimating liability reserves is complex and requires the use of many assumptions. As time passes and ultimate losses for prior years are either known or become subject to a more precise estimation, ProAssurance increases or decreases the reserve estimates established in prior periods. The favorable loss development recognized in 2017 primarily reflected a lower than anticipated claims severity trend (i.e. the average size of a claim) for accident years 2010 through 2014. The favorable development recognized in 2016 and 2015 was primarily due to lower than anticipated claims severity trends for accident years 2009 through 2013 and accident years 2007 through 2011, respectively.
On January 1, 2016, ProAssurance adopted new guidance that requires detailed disclosures related to its reserve for losses and loss adjustment expenses, including significant changes in methodologies and assumptions used in the calculation of its reserve. ProAssurance establishes its reserve and manages claims activity by coverage, product or line of business and various

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2017

categories of reserves have similar characteristics. Therefore, ProAssurance has aggregated these reserve categories into several reserve groups that provide a more meaningful view of the amount, timing and uncertainty of cash flows arising from the liability. At the same time, these reserve groups present a disaggregated view of the major elements of the overall loss reserve liability. The reserve groups include HCPL claims-made reserve, HCPL occurrence reserve, medical technology liability claims-made reserve, workers’ compensation reserve, Lloyd’s casualty reserve, Lloyd's property insurance reserve and Lloyd's property reinsurance reserve. All other loss reserve categories are deemed to be less homogeneous or relatively small on a standalone basis and are included in other short-duration lines in the claims development reconciliation.
The composition of the reserve groups is based on similar characteristics with respect to the risks being insured and the reporting and payout pattern of the underlying claims. In most instances the groups follow the coverage categorizations used in statutory financial reporting for U.S.-domiciled property-casualty insurance companies. HCPL claims are disaggregated into those claims covered by claims-made policies and those claims covered by occurrence policies. For claims-made policies, the insured event generally becomes a liability when the event is first reported to the insurer. For occurrence policies, the insured event becomes a liability when the event takes place, even if unknown at that time. Claims-made coverage has a short reporting pattern, with virtually all claims known shortly after the end of the policy period. Occurrence coverage claims can have an extended reporting pattern, with the time from the loss event until the filing of the claim often measured in years, at which point the claims resolution process begins. Although the resolution process and time frame is similar once a claim is reported, combining claims from claims-made and occurrence coverage types would result in distortion due to the difference in reporting lag.
Medical technology liability reserves are grouped separately due to the nature of the risk, including the potential for mass torts and multiple claims arising out of the same product or service. The small amount of medical technology liability occurrence reserves are included in other short-duration lines. Workers' compensation claims are also grouped separately due to the difference in the type of coverage provided and the differences in the claims resolution process as compared to other liability insurance. Finally, claims arising from the Lloyd’s Syndicate are segregated into casualty (insurance and reinsurance), property insurance and property reinsurance groups. Property insurance claims generally have a shorter reporting and resolution time frame as compared to most casualty claims. The reporting and resolution patterns of property reinsurance claims differs from that of property insurance claims due to predominant coverage of catastrophic loss events on an aggregate basis rather than coverage of individual claims. Casualty reinsurance, on the other hand, generally provides coverage on a per-claim basis and the reporting and resolution time frame for these claims is not substantially different than those arising from casualty insurance written by the Lloyd's Syndicate.
ProAssurance has elected to present reserve history for acquired entities in all periods shown in the tables below, including periods prior to acquisition. With the exception of the workers' compensation line of business, virtually all other acquired entities are captured within the HCPL line of business.
All information prior to 2017 disclosed in the Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance, Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance and Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance tables that follow is presented as supplementary information. The “Cumulative Number of Reported Claims” in the tables that follow includes the combined number of claims for an accident year and excludes projected unreported IBNR claims. A claim is considered reported when ProAssurance becomes aware of and accepts it for coverage under the terms of the Company's insurance contracts.
Healthcare Professional Liability Reserve
HCPL loss costs are impacted by many factors, including but not limited to the nature of the claim, including whether or not the claim is an individual or a mass tort claim, the personal situation of the claimant or the claimant's family, the outcome of jury trials, the legislative and judicial climate where any potential litigation may occur, general economic conditions and, for claims involving bodily injury, the trend of healthcare costs. ProAssurance sets an initial reserve using the average loss ratio used in pricing, plus an additional provision in consideration of the historical loss volatility ProAssurance and others in the industry have experienced. The average initial loss ratio for the HCPL business has approximated 90% for recent years, which is higher than the underlying expected loss ratio and provision for volatility. The reasons for the variability in loss provisions from period to period have included additional loss activity within ProAssurance’s surplus lines business, provisions for losses in excess of policy limits, adjustments to unallocated loss adjustment expenses, adjustments to the reserve for the DDR provisions in ProAssurance's policies and additional losses recorded for particular exposures, such as mass torts. These specific adjustments are made if ProAssurance believes the results for a given accident year are likely to exceed those anticipated by pricing. ProAssurance believes the use of a provision for volatility appropriately considers the inherent risks and limitations of the rate development process and the historic volatility of professional liability losses and produces a reasonable best estimate of the reserve required to cover actual ultimate unpaid losses.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2017

Healthcare Professional Liability Claims-Made

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											December 31, 2017
($ in thousands)	Year Ended December 31										IBNR*	Cumulative Number of Reported Claims
	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
Accident Year	Unaudited
2008	$402,293	$397,571	$391,214	$345,855	$298,849	$269,462	$259,272	$247,123	$240,472	$240,877	$889	3,737
2009	—	$379,259	$370,642	$345,714	$320,368	$284,511	$265,478	$246,146	$230,849	224,768	$(592)	3,826
2010	—	—	$364,996	$354,787	$338,170	$312,813	$291,553	$279,713	$270,484	258,466	$190	3,846
2011	—	—	—	$348,916	$344,808	$331,884	$305,540	$289,400	$278,258	264,777	$731	3,532
2012	—	—	—	—	$341,289	$324,418	$319,613	$306,956	$291,075	279,589	$(429)	3,707
2013	—	—	—	—	—	$315,346	$304,209	$296,550	$287,140	272,364	$1,422	3,807
2014	—	—	—	—	—	—	$290,020	$289,397	$280,043	267,442	$(3,635)	3,352
2015	—	—	—	—	—	—	—	$276,492	$269,980	271,138	$(15,351)	3,307
2016	—	—	—	—	—	—	—	—	$271,765	274,643	$(7,499)	3,398
2017	—	—	—	—	—	—	—	—	—	283,746	$119,172	3,217
Total										$2,637,810
* Includes expected development on reported claims

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
(In thousands)	Year Ended December 31
	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
Accident Year	Unaudited
2008	$14,214	$67,971	$128,800	$166,544	$197,042	$212,789	$221,150	$226,903	$232,598	$234,704
2009	—	$15,051	$71,272	$114,318	$153,563	$178,445	$191,420	$200,425	$205,372	209,016
2010	—	—	$15,464	$69,551	$137,712	$180,432	$209,777	$221,693	$236,171	240,945
2011	—	—	—	$14,417	$71,208	$133,004	$177,089	$198,112	$214,502	224,982
2012	—	—	—	—	$15,382	$73,571	$145,488	$190,997	$215,220	231,652
2013	—	—	—	—	—	$16,938	$69,657	$127,496	$171,681	197,265
2014	—	—	—	—	—	—	$16,764	$59,485	$116,791	154,236
2015	—	—	—	—	—	—	—	$9,172	$55,731	111,741
2016	—	—	—	—	—	—	—	—	$9,027	51,869
2017	—	—	—	—	—	—	—	—	—	16,309
Total										1,672,719

All outstanding liabilities before 2008, net of reinsurance										14,660
Liabilities for losses and loss adjustment expenses, net of reinsurance										$979,751

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2017

Healthcare Professional Liability Occurrence

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											December 31, 2017
($ in thousands)	Year Ended December 31										IBNR*	Cumulative Number of Reported Claims
	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
Accident Year	Unaudited
2008	$42,258	$45,006	$47,019	$43,676	$35,458	$29,492	$28,887	$26,126	$23,473	$21,710	$976	283
2009	—	$34,450	$35,366	$36,802	$37,437	$34,099	$32,675	$28,731	$26,340	24,572	$1,794	246
2010	—	—	$41,721	$43,238	$43,195	$42,233	$37,920	$35,831	$33,361	29,338	$3,014	290
2011	—	—	—	$45,882	$44,956	$41,453	$39,917	$37,150	$35,004	32,343	$4,240	343
2012	—	—	—	—	$45,703	$46,513	$44,848	$40,692	$34,774	32,691	$5,573	396
2013	—	—	—	—	—	$32,746	$36,602	$35,624	$34,393	30,906	$3,797	355
2014	—	—	—	—	—	—	$30,420	$29,918	$32,143	29,869	$8,234	340
2015	—	—	—	—	—	—	—	$35,648	$35,347	37,346	$10,172	315
2016	—	—	—	—	—	—	—	—	$29,609	28,790	$21,178	245
2017	—	—	—	—	—	—	—	—	—	24,571	$28,886	129
Total										$292,136
* Includes expected development on reported claims

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
(In thousands)	Year Ended December 31
	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
Accident Year	Unaudited
2008	$70	$1,048	$3,347	$6,269	$10,649	$12,403	$15,661	$16,564	$17,799	$17,808
2009	—	$175	$2,255	$5,067	$7,947	$10,823	$13,248	$15,380	$16,025	16,270
2010	—	—	$285	$1,881	$5,647	$9,120	$15,147	$21,837	$22,804	23,313
2011	—	—	—	$291	$2,803	$8,059	$16,544	$19,197	$21,416	23,194
2012	—	—	—	—	$363	$2,430	$7,705	$12,212	$19,275	21,435
2013	—	—	—	—	—	$369	$3,170	$7,826	$14,753	16,787
2014	—	—	—	—	—	—	$394	$2,260	$7,460	10,519
2015	—	—	—	—	—	—	—	$(350)	$786	4,854
2016	—	—	—	—	—	—	—	—	$(182)	(195)
2017	—	—	—	—	—	—	—	—	—	(6,809)
Total										127,176

All outstanding liabilities before 2008, net of reinsurance										11,693
Liabilities for losses and loss adjustment expenses, net of reinsurance										$176,653

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance

Years	1	2	3	4	5	6	7	8	9	10
	Unaudited
Healthcare Professional Liability Claims-Made	5.4%	19.8%	22.9%	16.1%	10.2%	5.8%	4.3%	2.1%	2.0%	0.9%
Healthcare Professional Liability Occurrence	(2.3%)	5.6%	13.8%	15.7%	14.8%	10.8%	8.1%	2.8%	3.3%	—%

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2017

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
Medical Technology Liability Claims-Made

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											December 31, 2017
($ in thousands)	Year Ended December 31										IBNR*	Cumulative Number of Reported Claims
	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
Accident Year	Unaudited
2008	$43,427	$45,788	$48,187	$45,156	$42,409	$37,783	$38,280	$35,330	$34,716	$34,441	$463	943
2009	—	$30,462	$31,183	$27,523	$26,181	$23,425	$21,733	$20,551	$19,264	18,176	$474	699
2010	—	—	$26,077	$27,063	$25,175	$23,307	$19,315	$17,439	$16,047	16,878	$627	497
2011	—	—	—	$17,249	$20,930	$19,166	$15,836	$13,794	$12,487	12,358	$1,050	521
2012	—	—	—	—	$11,162	$9,989	$8,906	$7,441	$5,824	4,797	$1,029	220
2013	—	—	—	—	—	$9,807	$9,955	$9,536	$7,226	4,697	$1,337	218
2014	—	—	—	—	—	—	$9,989	$10,306	$9,012	8,984	$4,127	272
2015	—	—	—	—	—	—	—	$9,376	$8,757	7,193	$4,363	154
2016	—	—	—	—	—	—	—	—	$9,200	8,467	$5,725	180
2017	—	—	—	—	—	—	—	—	—	11,049	$10,366	82
Total										$127,040
* Includes expected development on reported claims

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
(In thousands)	Year Ended December 31
	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
Accident Year	Unaudited
2008	$4,325	$14,772	$26,901	$26,620	$32,653	$34,588	$34,567	$34,567	$34,567	$34,567
2009	—	$116	$5,071	$7,742	$14,675	$14,933	$15,097	$15,184	$15,186	16,515
2010	—	—	$485	$3,557	$8,491	$12,283	$11,725	$12,146	$12,253	15,366
2011	—	—	—	$118	$2,034	$3,846	$5,062	$7,376	$7,240	7,799
2012	—	—	—	—	$568	$1,520	$2,805	$3,247	$3,366	3,676
2013	—	—	—	—	—	$102	$1,029	$1,967	$2,599	3,092
2014	—	—	—	—	—	—	$388	$1,527	$2,564	3,046
2015	—	—	—	—	—	—	—	$25	$440	1,625
2016	—	—	—	—	—	—	—	—	$53	1,690
2017	—	—	—	—	—	—	—	—	—	56
Total										87,432

All outstanding liabilities before 2008, net of reinsurance										1,162
Liabilities for losses and loss adjustment expenses, net of reinsurance										$40,770

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
	Unaudited
Medical technology liability	3.7%	18.7%	21.1%	14.0%	7.9%	2.9%	1.4%	6.2%	3.7%	—%

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2017

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
Workers' Compensation

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											December 31, 2017
($ in thousands)	Year Ended December 31										IBNR*	Cumulative Number of Reported Claims
	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
Accident Year	Unaudited
2008	$52,155	$55,507	$55,090	$54,885	$54,950	$57,722	$57,928	$56,676	$57,239	$57,239	$51	13,836
2009	—	$62,255	$60,802	$60,351	$60,413	$62,731	$63,942	$63,398	$62,631	62,631	$143	13,091
2010	—	—	$75,699	$74,196	$73,647	$72,742	$72,278	$72,504	$71,684	71,642	$469	15,960
2011	—	—	—	$84,074	$84,762	$90,769	$91,491	$90,993	$91,149	91,390	$535	18,778
2012	—	—	—	—	$102,044	$96,884	$95,716	$95,204	$94,627	94,319	$1,140	20,151
2013	—	—	—	—	—	$111,268	$111,730	$114,171	$115,115	115,556	$1,269	20,577
2014	—	—	—	—	—	—	$120,443	$121,128	$121,206	119,778	$3,724	21,179
2015	—	—	—	—	—	—	—	$135,960	$132,408	126,636	$12,731	22,139
2016	—	—	—	—	—	—	—	—	$138,546	131,000	$30,355	21,947
2017	—	—	—	—	—	—	—	—	—	142,363	$59,622	21,880
Total										$1,012,554
* Includes expected development on reported claims

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
(In thousands)	Year Ended December 31
	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
Accident Year	Unaudited
2008	$15,246	$35,879	$45,998	$51,256	$54,050	$55,697	$56,305	$56,582	$56,727	$57,051
2009	—	$19,575	$42,122	$52,428	$57,971	$60,445	$61,150	$61,951	$62,052	62,130
2010	—	—	$26,353	$51,766	$61,612	$67,095	$69,050	$70,049	$70,308	70,588
2011	—	—	—	$27,863	$64,874	$79,432	$85,743	$88,129	$89,040	89,768
2012	—	—	—	—	$34,574	$70,179	$82,953	$88,350	$91,291	92,382
2013	—	—	—	—	—	$38,125	$82,320	$100,522	$107,019	110,496
2014	—	—	—	—	—	—	$40,268	$87,768	$103,771	111,799
2015	—	—	—	—	—	—	—	$43,112	$86,553	102,702
2016	—	—	—	—	—	—	—	—	$39,199	81,038
2017	—	—	—	—	—	—	—	—	—	43,973
Total										821,927

All outstanding liabilities before 2008, net of reinsurance										2,908
Liabilities for losses and loss adjustment expenses, net of reinsurance										$193,535

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance

Years	1	2	3	4	5	6	7	8	9	10
	Unaudited
Workers' Compensation	32.3%	36.7%	14.9%	7.2%	3.4%	1.5%	0.9%	0.3%	0.2%	0.6%

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2017

Lloyd's Syndicate Reserve
Given the recent inception date for Syndicate 1729 (January 1, 2014) there is limited reliable historical claims data to use in establishing initial reserves for the exposures in the Lloyd's Syndicate segment. Consequently, ProAssurance estimates initial losses using the loss assumptions by risk category incorporated into the business plan submitted to Lloyd’s with consideration given to loss experience incurred to date. These assumptions are influenced by loss results in Lloyd's historical data for similar risks. In addition, Lloyd's market data for payment patterns is utilized to develop the payout patterns in the tables shown below. As the book of business matures and additional loss information becomes available, the actual loss experience of Syndicate 1729's book of business will be utilized to a greater extent. This will occur sooner for property coverages than for casualty coverages due to the shorter claim reporting and resolution time described above.
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
Lloyd's Syndicate Casualty

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance					December 31, 2017
($ in thousands)	Year Ended December 31				IBNR(1)	Cumulative Number of Reported Claims(2)
	2014	2015	2016	2017
Accident Year	Unaudited
2014	$6,121	$5,823	$5,620	$5,557	$1,145	nm
2015	—	$14,859	$14,557	14,445	$2,981	nm
2016	—	—	$19,622	19,756	$8,248	nm
2017	—	—	—	22,056	$16,083	nm
Total				$61,814
(1) Includes expected development on reported claims
(2) The abbreviation "nm" indicates that the information is not meaningful

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
(In thousands)	Year Ended December 31
	2014	2015	2016	2017
Accident Year	Unaudited
2014	$20	$476	$4,103	$4,227
2015	—	$726	$6,316	10,331
2016	—	—	$2,502	8,460
2017	—	—	—	2,615
Total				25,633

All outstanding liabilities before 2014, net of reinsurance				—
Liabilities for losses and loss adjustment expenses, net of reinsurance				$36,181

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2017

Lloyd's Syndicate Property Insurance

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance					December 31, 2017
($ in thousands)	Year Ended December 31				IBNR*	Cumulative Number of Reported Claims
	2014	2015	2016	2017
Accident Year	Unaudited
2014	$892	$1,091	$890	$866	$1,145	118
2015	—	$5,540	$5,940	6,221	$2,981	893
2016	—	—	$11,942	13,223	$8,248	2,268
2017	—	—	—	15,005	$16,083	2,723
Total				$35,315
* Includes expected development on reported claims

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
(In thousands)	Year Ended December 31
	2014	2015	2016	2017
Accident Year	Unaudited
2014	$267	$1,007	$838	$856
2015	—	$3,172	$4,032	4,822
2016	—	—	$7,769	11,219
2017	—	—	—	7,996
Total				$24,893

All outstanding liabilities before 2014, net of reinsurance				—
Liabilities for losses and loss adjustment expenses, net of reinsurance				$10,422

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2017

Lloyd's Syndicate Property Reinsurance

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance					December 31, 2017
($ in thousands)	Year Ended December 31				IBNR(1)	Cumulative Number of Reported Claims (2)
	2014	2015	2016	2017
Accident Year	Unaudited
2014	$836	$934	$995	$994	$(1)	nm
2015	—	$2,803	$2,840	2,287	$(186)	nm
2016	—	—	$4,517	4,063	$1,873	nm
2017	—	—	—	6,888	$2,073	nm
Total				$14,232
(1) Includes expected development on reported claims
(2) The abbreviation "nm" indicates that the information is not meaningful

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
(In thousands)	Year Ended December 31
	2014	2015	2016	2017
Accident Year	Unaudited
2014	$79	$920	$988	$988
2015	—	$1,324	$1,819	2,013
2016	—	—	$617	1,689
2017	—	—	—	4,158
Total				8,848

All outstanding liabilities before 2014, net of reinsurance				—
Liabilities for losses and loss adjustment expenses, net of reinsurance				$5,384

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance

Years	1	2	3	4	5	6	7	8	9	10
	Unaudited
Lloyd's Syndicate Casualty	24.7%	49.4%	16.7%	6.0%	2.0%	0.4%	0.4%	—%	—%	—%
Lloyd's Syndicate Property Insurance	80.8%	15.5%	2.5%	0.6%	0.3%	0.1%	0.1%	—%	—%	—%
Lloyd's Syndicate Property Reinsurance	78.6%	16.4%	2.8%	1.6%	0.4%	0.2%	0.1%	—%	—%	—%

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2017

Below is a reconciliation of the claims development information to the Consolidated Balance Sheet:

(In thousands)	December 31, 2017
Net outstanding liabilities
Healthcare professional liability claims-made	$979,751
Healthcare professional liability occurrence	176,653
Medical technology liability claims-made	40,770
Workers' compensation	193,535
Lloyd's syndicate casualty	36,181
Lloyd's syndicate property insurance	10,422
Lloyd's syndicate property reinsurance	5,384
Other short-duration lines	92,212
Liabilities for losses and loss adjustment expenses, net of reinsurance	1,534,908

Reinsurance recoverable on unpaid losses
Healthcare professional liability claims-made	140,159
Healthcare professional liability occurrence	25,960
Medical technology liability claims-made	44,458
Workers' compensation	79,800
Lloyd's syndicate casualty	—
Lloyd's syndicate property insurance	13,889
Lloyd's syndicate property reinsurance	20,670
Other short-duration lines	10,649
Total reinsurance recoverable on unpaid losses and loss adjustment expenses	335,585

Reserve for the future utilization of the DDR benefit	75,400
Unallocated loss adjustment expenses	106,531
Purchase accounting	3,102
Other	(7,145)
177,888
Gross liability for losses and loss adjustment expenses	$2,048,381
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
ProAssurance has funding commitments primarily related to non-public investment entities totaling approximately $164.6 million. Of these funding commitments, $1.2 million is related to qualified affordable housing project tax credit investments and is expected to be paid as follows: $0.3 million in 2018, $0.3 million in 2019 and 2020 combined, $0.5 million in 2021 and 2022 combined and $0.1 million thereafter.
As a member of Lloyd's, ProAssurance is required to provide capital to support its Lloyd's Syndicates through 2022 of up to $200.0 million, referred to as FAL. At December 31, 2017, ProAssurance is satisfying the FAL requirement with investment securities on deposit with Lloyd's with a carrying value of $123.9 million (see Note 3).
ProAssurance has issued an unconditional revolving credit agreement to the Premium Trust Fund of Syndicate 1729 for the purpose of providing working capital. Permitted borrowings are £20.0 million under an amended Syndicate Credit Agreement executed in April 2016. Under the amended Syndicate Credit Agreement advances bear interest at 3.8% annually, and may be repaid at any time but are repayable upon demand after December 31, 2019. As of December 31, 2017, the unused

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2017

commitment under the Syndicate Credit Agreement approximated £6.0 million (approximately $8.1 million as of December 31, 2017).
ProAssurance is involved in a number of operating leases primarily for office space and office equipment. The following is a schedule of future minimum lease payments for operating leases that had initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2017.

Operating Leases
(In thousands)
2018	$5,021
2019	4,508
2020	3,777
2021	3,353
2022	2,530
Thereafter	9,212
Total minimum lease payments	$28,401
ProAssurance incurred rent expense of $6.7 million, $5.9 million and $5.1 million in the years ended December 31, 2017, 2016 and 2015, respectively.
9. Debt
ProAssurance’s outstanding debt consisted of the following:

(In thousands)	December 31, 2017	December 31, 2016
Senior Notes due 2023, unsecured, interest at 5.3% annually	$250,000	$250,000
Revolving Credit Agreement, outstanding borrowings are fully secured, see Note 3, and carried at a weighted average interest rate of 1.91% and 1.35%, respectively. The interest rate on the borrowings is set at the time the respective borrowing is initiated or renewed. The current borrowings can be repaid or renewed in the first quarter of 2018. If renewed, the interest rate will be reset.	123,000	200,000
Mortgage Loans, outstanding borrowings are secured by first priority liens on two office buildings, and bear an interest rate of three-month LIBOR plus 1.325% (2.86% at December 31, 2017) determined on a quarterly basis.	40,460	—
Total principal	$413,460	$450,000
Less debt issuance costs	1,649	1,798
Debt less debt issuance costs	$411,811	$448,202
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
Revolving Credit Agreement
ProAssurance has entered into a Revolving Credit Agreement with seven participating lenders with an expiration date of June 2020. The Revolving Credit Agreement permits ProAssurance to borrow, repay and reborrow from the lenders during the term of the Revolving Credit Agreement; aggregate outstanding borrowings are not permitted to exceed $250 million at any time, which includes $50 million made available for use, if subscribed successfully, under an accordion feature. All borrowings are required to be repaid prior to the expiration date of the Revolving Credit Agreement. ProAssurance is required to pay a commitment fee, ranging from 12.5 to 25 basis points based on ProAssurance’s credit ratings, on the average unused portion of the credit line during the term of the Revolving Credit Agreement. Borrowings under the Revolving Credit Agreement may be

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2017

secured or unsecured and accrue interest at a selected base rate, adjusted by a margin, which can vary from 0 to 163 basis points, based on ProAssurance’s credit ratings and whether the borrowing is secured or unsecured. The base rate selected may either be the current one-, three- or six-month LIBOR, with the LIBOR term selected fixing the interest period for which the rate is effective. If no selection is made, the base rate defaults to the highest of (1) the Prime rate (2) the Federal Funds rate plus 50 basis points or (3) the one month LIBOR plus 100 basis points, determined daily. Rates are reset each successive interest period until the borrowing is repaid.
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
Mortgage Loans
During the fourth quarter of 2017, two of ProAssurance's subsidiaries each entered into ten-year mortgage loans collectively totaling $40.5 million (Mortgage Loans) with one lender in connection with the recapitalization of two office buildings. The Mortgage Loans, which mature in December 2027, accrue interest at three-month LIBOR plus 132.5 basis points with principal and interest payable on a quarterly basis. To manage the Company's exposure to increases in LIBOR on the Mortgage Loans, ProAssurance entered into an interest rate cap agreement with a notional amount of $35.0 million. Per the interest rate cap agreement, the Company is entitled to receive cash payments if and when the three-month LIBOR exceeds 235 basis points. Additional information on the Company's derivative instruments is provided in Note 10.
The Mortgage Loans contain customary representations, covenants and events constituting default, and remedies for default. Additionally, the Mortgage Loans carry the following financial covenant:

(1)
Each of the two ProAssurance subsidiaries are not permitted to have a leverage ratio of Consolidated Funded Debt (principally, obligations for borrowed money, obligations for deferred purchase price of property or services, obligations evidenced by notes, bonds, debentures, standby and commercial Letters of Credit and contingent obligations of the subsidiary) to Consolidated Total Capitalization (principally, SAP Consolidated Net Worth plus Consolidated Funded Debt of the subsidiary) greater than 0.35, determined at the end of each fiscal quarter.

At December 31, 2017, contractual maturities of the Mortgages Loans for each of the next five years, excluding interest payments, are as follows:

(In thousands)	Principal Payments Due by Period

2018	$1,396
2019	1,448
2020	1,503
2021	1,559
2022	1,617
Thereafter	32,937
Total principal payments	$40,460
Covenant Compliance
ProAssurance is currently in compliance with all covenants.
10. Derivatives
ProAssurance is exposed to certain risks relating to its ongoing business and investment activities. ProAssurance utilizes derivative instruments as part of its risk management strategy to reduce the market risk related to fluctuations in future interest rates associated with certain of its variable-rate debt. As of December 31, 2017, ProAssurance has not designated any derivative instruments as hedging instruments and does not use derivative instruments for trading purposes.
During the fourth quarter of 2017, ProAssurance entered into an interest rate cap agreement with the objective of reducing the Company's exposure to interest rate risk related to its variable-rate Mortgage Loans. Additional information regarding the Company's Mortgage Loans is provided in Note 9. Under the terms of the interest rate cap agreement, ProAssurance paid a premium of $2 million for the right to receive cash payments based upon a notional amount of $35 million if and when the three-month LIBOR rises above 235 basis points. The Company's variable-rate Mortgage Loans bear an interest rate of three-month LIBOR plus 132.5 basis points. Therefore, this derivative instrument is effectively ensuring the interest rate related to the Mortgage Loans is capped at a maximum of 367.5 basis points until expiration of the interest rate cap agreement in October 2027. ProAssurance has designated the interest rate cap as an economic hedge (non-hedging instrument) of interest rate exposure and any change in fair value of the derivative is immediately recognized in earnings during the period of change.
The following table provides a summary of the volume and fair value position of the interest rate cap as well as the reporting location in the Consolidated Balance Sheets as of December 31, 2017 and 2016.

($ in thousands)		December 31, 2017			December 31, 2016
Derivatives Not Designated as Hedging Instruments	Location in the Consolidated Balance Sheets	Number of Instruments	Notional Amount (1)	Estimated Fair Value (2)	Number of Instruments	Notional Amount (1)	Estimated Fair Value (2)
Interest Rate Cap	Other assets	1	$35,000	$1,731	—	$—	$—
(1) Volume is represented by the derivative instrument's notional amount.
(2) Additional information regarding the fair value of the Company's interest rate cap is provided in Note 2.
The following table presents the pre-tax impact of the change in the fair value of the interest rate cap and the reporting location in the Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2017, 2016 and 2015.

		Gains (Losses) Recognized in Income on Derivatives
(In thousands)		Year Ended December 31
Derivatives Not Designated as Hedging Instruments	Location in the Consolidated Statements of Income and Comprehensive Income	2017	2016	2015
Interest Rate Cap	Interest expense	$(339)	$—	$—
As a result of this derivative instrument, ProAssurance is exposed to risk that the counterparty will fail to meet their contractual obligations. To mitigate this counterparty credit risk, ProAssurance only enters into derivative contracts with carefully selected major financial institutions based upon their credit ratings and monitors their creditworthiness. As of December 31, 2017, the counterparty had an investment grade rating of BBB- and has performed in accordance with their contractual obligations.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2017

11. Shareholders’ Equity
At December 31, 2017 and 2016, ProAssurance had 100 million shares of authorized common stock and 50 million shares of authorized preferred stock. The Board has the authority to determine provisions for the issuance of preferred shares, including the number of shares to be issued, the designations, powers, preferences and rights, and the qualifications, limitations or restrictions of such shares. To date, the Board has not approved the issuance of preferred stock.
The following is a summary of changes in common shares issued and outstanding during the years ended December 31, 2017, 2016 and 2015:

(In thousands)	2017	2016	2015
Issued and outstanding shares - January 1	53,251	53,101	56,534
Repurchase of shares, at cost of $2 million and $170 million for 2016 and 2015, respectively	—	(44)	(3,680)
Shares issued due to exercise of options and vesting of share-based compensation awards	132	108	150
Other shares issued for compensation and shares reissued to stock purchase plan*	74	86	97
Issued and outstanding shares - December 31	53,457	53,251	53,101
* Shares issued were valued at fair value (the market price of a ProAssurance common share on the date of issue).
As of December 31, 2017, approximately 2.1 million of ProAssurance's authorized common shares were reserved by the Board for award or issuance under the incentive compensation plans described in Note 12 and an additional 0.6 million of authorized common shares were reserved for the issuance of currently outstanding restricted share and performance share unit awards.
ProAssurance declared cash dividends during 2017, 2016 and 2015 as follows:

	Cash Dividends Declared, per Share
	2017	2016	2015
First Quarter	$0.31	$0.31	$0.31
Second Quarter	$0.31	$0.31	$0.31
Third Quarter	$0.31	$0.31	$0.31
Fourth Quarter*	$5.00	$5.00	$1.31
* Includes special dividends of $4.69 per share in both 2017 and 2016 and $1.00 per share in 2015.
Quarterly dividends were paid in the month following the quarter in which they were declared. Dividends declared during 2017, 2016 and 2015 totaled $316.9 million, $315.0 million and $119.9 million, respectively.
ProAssurance's ability to pay dividends to its shareholders is limited by its holding company structure, to the extent of the net assets held by its insurance subsidiaries, as discussed in Note 17. Otherwise, there are no other regulatory restrictions on ProAssurance's retained earnings or net income that materially impact its ability to pay dividends. Based on shareholders' equity at December 31, 2017, total equity of $239.1 million was free of debt covenant restrictions regarding the payment of dividends. However, any decision to pay future cash dividends is subject to the Board’s final determination after a comprehensive review of financial performance, future expectations and other factors deemed relevant by the Board.
As of December 31, 2017, Board authorizations for the repurchase of common shares or the retirement of outstanding debt of $109.6 million remained available for use. The timing and quantity of purchases depends upon market conditions and changes in ProAssurance's capital requirements and is subject to limitations that may be imposed on such purchases by applicable securities laws and regulations as well as the rules of the NYSE.
Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)
For the years ended December 31, 2017, 2016 and 2015, OCI was primarily comprised of unrealized gains and losses, including non-credit impairment losses, arising during the period related to available-for-sale securities, less reclassification adjustments as shown in the table that follows, net of tax. For the year ended December 31, 2016, OCI included $1.0 million of unrecognized losses reclassified to earnings, net of tax, due to the termination of one of the defined benefit plans assumed in the Eastern acquisition. The remaining plan is frozen as to the earnings of additional benefits, and the unrecognized plan benefit

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2017

liability is reestimated annually. For the year ended December 31, 2015, OCI included a loss of $1.0 million, net of tax, related to unrecognized changes from the reestimation of both the defined benefit plan liabilities.
At December 31, 2017 and 2016, AOCI was primarily comprised of unrealized gains and losses from available-for-sale securities, including accumulated non-credit impairments recognized through OCI of $0.5 million and $0.3 million, respectively, net of tax. During 2016, as discussed above, one of the defined benefit plans assumed in the Eastern acquisition was terminated and the related unrecognized losses were reclassified from AOCI to earnings (see following table). At December 31, 2017 and 2016, unrecognized changes in the remaining defined benefit plan liability were nominal in amount. All tax effects were computed using a 35% rate, with the exception of unrealized gains and losses on available for sale securities held at our U.K. and Cayman Island entities which were immaterial in amount.
Amounts reclassified from AOCI to net income and the amounts of deferred tax expense (benefit) included in OCI were as follows:

(In thousands)	2017	2016	2015
Reclassifications from AOCI to net income:
Realized investment gains (losses)	$2,512	$2,417	$(4,475)
Non-credit impairment losses reclassified to earnings, due to sale of securities or reclassification as a credit loss	(3)	(3,641)	(2,279)
Unrecognized losses in defined benefit plan liabilities reclassified to earnings, due to the termination and settlement of the plan	—	(1,500)	—
Total gains (losses) reclassified, before-tax effect	2,509	(2,724)	(6,754)
Tax effect (at 35%)	(878)	953	2,364
Net reclassification adjustments	$1,631	$(1,771)	$(4,390)

Deferred tax expense (benefit) included in OCI	$(4,676)	$(3,078)	$(18,370)
12. Share-Based Payments
Share-based compensation costs are primarily classified as a component of operating expense.
During 2017, 2016 and 2015, ProAssurance provided share-based compensation to employees utilizing three types of awards: restricted share units, performance share units and purchase match units. The awards were made under either the ProAssurance Corporation Amended and Restated 2014 Equity Incentive Plan or the ProAssurance Corporation 2008 Equity Incentive Plan. The Compensation Committee of the Board is responsible for the administration of both plans.
The following table provides a summary of compensation expense and the total related tax benefit recognized during each period as well as estimated compensation cost that will be charged to expense in future periods, by award type.

	Share-Based Compensation Expense			Unrecognized Compensation Cost
	Year Ended December 31			December 31, 2017
($ in millions, except remaining recognition period)	2017	2016	2015	Amount	Weighted Average Remaining Recognition Period
Restricted Share Units	$4.5	$3.7	$2.5	$4.8	1.7
Performance Share Units	5.0	7.6	5.9	3.6	1.5
Purchase Match Units	1.1	1.2	0.8	2.1	2.2
Total share-based compensation expense	$10.6	$12.5	$9.2	$10.5
Tax benefit recognized	$3.7	$4.4	$3.2
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

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2017

performance goals achieved. For all types of awards, units sufficient to satisfy required tax withholdings are paid in cash rather than in shares.
Restricted Share Units
Activity for restricted share units during 2017, 2016 and 2015 is summarized below. Grant date fair values are based on the market value of a ProAssurance common share on the date of grant less the estimated net present value of dividends during the vesting period.

	2017		2016		2015
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Beginning non-vested balance	240,149	$44.07	178,468	$43.13	136,802	$42.03
Granted	84,565	$58.35	109,181	$45.59	91,943	$42.79
Forfeited	(4,087)	$52.35	(5,954)	$43.99	(1,342)	$42.81
Vested and released	(51,107)	$43.01	(41,546)	$44.04	(48,935)	$39.45
Ending non-vested balance	269,520	$48.63	240,149	$44.07	178,468	$43.13
The aggregate grant date fair value of restricted share units vested and released in 2017, 2016 and 2015 totaled $2.2 million, $1.8 million and $1.9 million, respectively. The aggregate intrinsic value of restricted share units vested and released in 2017, 2016 and 2015 (including units paid in cash to cover tax withholdings) totaled $3.1 million, $2.1 million and $2.3 million, respectively.
Performance Share Units
Performance share units vest only if minimum performance objectives are met, and the number of units earned varies from 50% to 200% of a base award depending upon the degree to which stated performance objectives are achieved. Performance share unit activity for 2017, 2016 and 2015 is summarized below. The table reflects the base number of units; actual awards that vest depend upon the extent to which performance objectives are achieved. Grant date fair values are based on the market value of a ProAssurance common share on the date of grant less the estimated net present value of dividends during the vesting period.

	2017		2016		2015
	Base Units	Weighted Average Grant Date Fair Value	Base Units	Weighted Average Grant Date Fair Value	Base Units	Weighted Average Grant Date Fair Value
Beginning non-vested balance	305,240	$43.41	390,350	$44.65	466,860	$41.96
Granted	48,000	$58.35	60,000	$45.59	106,490	$42.79
Forfeited	(227)	$42.79	(5,162)	$43.02	(2,322)	$46.05
Vested and released	(140,908)	$42.95	(139,948)	$44.05	(180,678)	$39.58
Ending non-vested balance	212,105	$47.11	305,240	$43.41	390,350	$44.65
The aggregate grant date fair value of performance share units (base level) vested and released in 2017, 2016 and 2015 totaled $6.1 million, $6.2 million and $7.2 million, respectively. The aggregate intrinsic value of performance share units (base level) vested and released in 2017, 2016 and 2015 (including units paid in cash to cover tax withholdings) totaled $8.7 million, $6.9 million and $8.4 million, respectively. The weighted average level at which the vested units were issued was 119%, 98% and 115% during 2017, 2016 and 2015, respectively, based on performance levels achieved.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2017

Purchase Match Units
The ProAssurance Corporation 2011 Employee Stock Ownership Plan provides a purchase match unit for each share purchased with contributions by eligible plan participants, with participant contributions subject to a $5,000 annual limit per participant. During 2017, the ProAssurance Corporation 2011 Employee Stock Ownership Plan was discontinued and existing purchase match units will continue to vest according to the vesting period. Purchase match unit activity during 2017, 2016 and 2015 is summarized below. Grant date fair values are based on the market value of a ProAssurance common share on the date of grant less the estimated net present value of dividends during the vesting period.

	2017		2016		2015
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Beginning non-vested balance	72,615	$45.77	74,483	$42.80	72,101	$40.62
Granted	24,444	$51.83	23,903	$50.18	26,593	$46.09
Forfeited	(2,012)	$48.29	(2,875)	$43.77	(3,087)	$41.03
Vested and released	(24,755)	$41.33	(22,896)	$40.88	(21,124)	$39.79
Ending non-vested balance	70,292	$49.40	72,615	$45.77	74,483	$42.80
The aggregate grant date fair value of purchase match units vested and released in 2017, 2016 and 2015 totaled $1.0 million, $0.9 million and $0.8 million, respectively. The aggregate intrinsic value of purchase match share units vested and released in 2017, 2016 and 2015 (including units paid in cash to cover tax withholdings) totaled $1.4 million, $1.2 million and $1.0 million, respectively.
Stock Options
ProAssurance also had certain fully-vested employee stock options outstanding during 2016 and 2015, as summarized below. ProAssurance had no options exercised during 2017 and no outstanding options at December 31, 2017 or 2016.

	2017		2016		2015
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, vested and exercisable, beginning of year	—	$—	2,114	$25.02	4,456	$24.64
Exercised	—	$—	(2,114)	$25.02	(2,342)	$24.13
Outstanding, vested and exercisable, end of year	—	$—	—	$—	2,114	$25.02
The aggregate intrinsic value of options exercised totaled $0.1 million for each of the years ended December 31, 2016 and 2015. There were no cash proceeds from options exercised during the years ended December 31, 2016 or 2015.
13. Variable Interest Entities
ProAssurance holds passive interests in a number of entities that are considered to be VIEs under GAAP guidance. ProAssurance's VIE interests principally consist of interests in LPs/LLCs formed for the purpose of achieving diversified equity and debt returns. ProAssurance's VIE interests, carried as a part of other investments, totaled $33.9 million at December 31, 2017 and $26.9 million at December 31, 2016. ProAssurance's VIE interests, carried as a part of investment in unconsolidated subsidiaries, totaled $269.0 million at December 31, 2017 and $282.3 million at December 31, 2016.
ProAssurance does not have power over the activities that most significantly impact     the economic performance of these VIEs and thus is not the primary beneficiary. Therefore, ProAssurance has not consolidated these VIEs. ProAssurance’s involvement with each VIE is limited to its direct ownership interest in the VIE. Except for the funding commitments disclosed in Note 8, ProAssurance has no arrangements with any of the VIEs to provide other financial support to or on behalf of the VIE. At December 31, 2017, ProAssurance’s maximum loss exposure relative to these investments was limited to the carrying value of ProAssurance’s investment in the VIE.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2017

14. Earnings Per Share
Diluted weighted average shares is calculated as basic weighted average shares plus the effect, calculated using the treasury stock method, of assuming that restricted share units, performance share units and purchase match units have vested. The following table provides the weighted average number of common shares outstanding used in the calculation of the Company's basic and diluted earnings per share for the years ended December 31, 2017, 2016 and 2015:

(In thousands, except per share data)	Year Ended December 31
	2017	2016	2015
Weighted average number of common shares outstanding, basic	53,393	53,216	54,795
Dilutive effect of securities:
Restricted Share Units	85	73	52
Performance Share Units	110	135	145
Purchase Match Units	23	24	25
Weighted average number of common shares outstanding, diluted	53,611	53,448	55,017
Effect of dilutive shares on earnings per share	$(0.01)	$(0.01)	$(0.01)
All dilutive common share equivalents are reflected in the earnings per share calculation while antidilutive common share equivalents are not reflected in the earnings per share calculation. The diluted weighted average number of common shares outstanding for the year ended December 31, 2017 excludes approximately 7,000 common share equivalents issuable under the Company's stock compensation plans, as their effect would be antidilutive. There were no common share equivalents that were antidilutive for the years ended December 31, 2016 and 2015.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2017

15. Segment Information
ProAssurance operates in four segments that are organized around the nature of the products and services provided: Specialty P&C, Workers' Compensation, Lloyd's Syndicate and Corporate. A description of each segment follows.
Specialty P&C is primarily focused on professional liability insurance and medical technology liability insurance. Professional liability insurance is primarily offered to healthcare providers and institutions and to attorneys and their firms. Medical technology liability insurance is offered to medical technology and life sciences companies that manufacture or distribute products including entities conducting human clinical trials. The Specialty P&C segment cedes certain premium to the Lloyd's Syndicate segment under a quota share agreement with Syndicate 1729; however, this agreement was not renewed on January 1, 2018. As discussed below, the Lloyd's Syndicate segment results are typically reported on a quarter delay. For consistency purposes, results from this ceding arrangement, other than cash receipts or disbursements, have been reported within the Specialty P&C segment on the same one-quarter delay.
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
Lloyd's Syndicate includes operating results from ProAssurance's 58% participation in Lloyd's of London Syndicate 1729. Syndicate 1729 underwrites risks over a wide range of property and casualty insurance and reinsurance lines in both the U.S. and international markets. The results of this segment are reported on a quarter delay, except when information is available that is material to the current period. Furthermore, investment results associated with investment assets solely allocated to Lloyd's Syndicate operations and certain U.S. paid administrative expenses are reported concurrently as that information is available on an earlier time frame. Beginning in 2018, the Lloyd's Syndicate segment will include the operating results of a newly formed SPA, Syndicate 6131, which will focus on contingency and specialty property business. Syndicate 6131 will be reported on the same quarter delay.
Corporate includes ProAssurance's investment operations, interest expense and U.S. income taxes, all of which are managed at the corporate level with the exception of investment assets solely allocated to Lloyd's Syndicate operations as discussed above. The segment also includes non-premium revenues generated outside of our insurance entities and corporate expenses.
The accounting policies of the segments are the same as those described in Note 1. ProAssurance evaluates performance of its Specialty P&C and Workers' Compensation segments based on before-tax underwriting profit or loss, which excludes investment performance. Performance of the Lloyd's Syndicate segment is evaluated based on underwriting profit or loss, plus investment results of investment assets solely allocated to Lloyd's Syndicate operations, net of U.K. income tax expense. Performance of the Corporate segment is evaluated based on the contribution made to consolidated after-tax results. ProAssurance accounts for inter-segment transactions as if the transactions were to third parties at current market prices. Assets are not allocated to segments because investments and other assets are not managed at the segment level.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2017

Financial results by segment were as follows:

	Year Ended December 31, 2017
(In thousands)	Specialty P&C	Workers' Compensation	Lloyd's Syndicate	Corporate	Inter-segment Eliminations	Consolidated
Net premiums earned	$453,921	$227,408	$57,202	$—	$—	$738,531
Net investment income	—	—	1,736	93,926	—	95,662
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	8,033	—	8,033
Net realized gains (losses)	—	—	107	16,302	—	16,409
Other income (expense)	5,688	674	(1,476)	2,888	(260)	7,514
Net losses and loss adjustment expenses	(288,701)	(136,237)	(44,220)	—	—	(469,158)
Underwriting, policy acquisition and operating expenses	(108,830)	(70,945)	(26,963)	(29,275)	260	(235,753)
Segregated portfolio cells dividend (expense) income (1)(2)	(4,970)	(5,828)	—	(4,973)	—	(15,771)
Interest expense	—	—	—	(16,844)	—	(16,844)
Income tax benefit (expense) (2)	—	—	568	(21,927)	—	(21,359)
Segment operating results	$57,108	$15,072	$(13,046)	$48,130	$—	$107,264
Significant non-cash items:
Depreciation and amortization, net of accretion	$7,922	$3,480	$(20)	$17,414	$—	$28,796

	Year Ended December 31, 2016
(In thousands)	Specialty P&C	Workers' Compensation	Lloyd's Syndicate	Corporate	Inter-segment Eliminations	Consolidated
Net premiums earned	$457,816	$220,815	$54,650	$—	$—	$733,281
Net investment income	—	—	1,410	98,602	—	100,012
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	(5,762)	—	(5,762)
Net realized gains (losses)	—	—	76	34,799	—	34,875
Other income (expense)	5,306	844	1,415	1,069	(826)	7,808
Net losses and loss adjustment expenses	(268,579)	(140,534)	(34,116)	—	—	(443,229)
Underwriting, policy acquisition and operating expenses	(104,333)	(70,464)	(22,832)	(30,807)	826	(227,610)
Segregated portfolio cells dividend (expense) income (1)	(144)	(4,762)	—	(3,236)	—	(8,142)
Interest expense	—	—	—	(15,032)	—	(15,032)
Income tax benefit (expense)	—	—	(384)	(24,736)	—	(25,120)
Segment operating results	$90,066	$5,899	$219	$54,897	$—	$151,081
Significant non-cash items:
Depreciation and amortization, net of accretion	$7,268	$5,600	$132	$19,789	$—	$32,789

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2017

	Year Ended December 31, 2015
(In thousands)	Specialty P&C	Workers' Compensation	Lloyd's Syndicate	Corporate	Inter-segment Eliminations	Consolidated
Net premiums earned	$443,313	$213,161	$37,675	$—	$—	$694,149
Net investment income	—	—	928	107,732	—	108,660
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	3,682	—	3,682
Net realized gains (losses)	—	—	24	(41,663)	—	(41,639)
Other income (expense)	4,561	492	698	2,057	(581)	7,227
Net losses and loss adjustment expenses (3)	(250,168)	(140,744)	(25,181)	—	5,382	(410,711)
Underwriting, policy acquisition and operating expenses (3)	(105,574)	(63,653)	(18,518)	(24,518)	(4,801)	(217,064)
Segregated portfolio cells dividend (expense) income (1)	—	(1,884)	—	1,031	—	(853)
Interest expense	—	—	—	(14,596)	—	(14,596)
Income tax benefit (expense)	—	—	(1,240)	(11,418)	—	(12,658)
Segment operating results	$92,132	$7,372	$(5,614)	$22,307	$—	$116,197
Significant non-cash items:
Depreciation and amortization, net of accretion	$8,663	$5,696	$417	$21,442	$—	$36,218
(1) During the first quarter of 2017, ProAssurance began reporting in the Corporate segment the portion of the SPC dividend (expense) income that is attributable to the investment results of the SPCs, all of which are reported in the Corporate segment, to better align the expense with the related investment results of the SPCs. For comparative purposes, ProAssurance has reflected the SPC dividend expense for 2016 and 2015 in the same manner.

(2) During the second quarter of 2017, ProAssurance recognized a $5.2 million pre-tax expense related to previously unrecognized SPC dividend expense for the cumulative earnings of unrelated parties that have owned segregated portfolio cells at various periods since 2003 in a Bermuda captive insurance operation managed by the Company's HCPL line of business within the Specialty P&C segment. The expense recorded in 2017 related to periods prior to the current period and is unrelated to the captive operations of the Company's Eastern Re subsidiary. The $1.8 million tax impact of the expense recognized in 2017 is included in the Corporate segment's income tax benefit (expense) for the year ended December 31, 2017.

(3) In 2015, the portion of the management fee that was allocated to ULAE was eliminated in consolidation. In 2016, ProAssurance discontinued the practice of eliminating in consolidation the portion of the management fee that was allocated to ULAE, thus there was no similar elimination in 2016 or 2017.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2017

The following table provides detailed information regarding ProAssurance's gross premiums earned by product as well as a reconciliation to net premiums earned. All gross premiums earned are from external customers except as noted. ProAssurance's insured risks are primarily within the U.S.

	Year Ended December 31
(In thousands)	2017	2016	2015
Specialty P&C Segment
Gross premiums earned:
Healthcare professional liability	$477,561	$474,981	$463,599
Legal professional liability	25,771	26,125	28,234
Medical technology liability	33,836	34,158	34,838
Other	415	667	1,447
Ceded premiums earned	(83,662)	(78,115)	(84,805)
Segment net premiums earned	453,921	457,816	443,313

Workers' Compensation Segment
Gross premiums earned:
Traditional business	172,603	170,492	172,115
Alternative market business	80,698	75,658	66,168
Ceded premiums earned	(25,893)	(25,335)	(25,122)
Segment net premiums earned	227,408	220,815	213,161

Lloyd's Syndicate Segment
Gross premiums earned:
Property and casualty*	69,749	60,564	43,617
Ceded premiums earned	(12,547)	(5,914)	(5,942)
Segment net premiums earned	57,202	54,650	37,675

Consolidated net premiums earned	$738,531	$733,281	$694,149
*Includes premium assumed from the Specialty P&C segment of $11.8 million, $14.0 million and $14.4 million for years ended December 31, 2017, 2016 and 2015, respectively.
16. Benefit Plans
ProAssurance maintains the ProAssurance Savings Plan that is intended to provide retirement income to eligible employees. ProAssurance provides employer contributions to the plan of up to 10% of salary for qualified employees. ProAssurance incurred expense related to savings and retirement plans of $7.8 million, $6.9 million and $7.0 million during the years ended December 31, 2017, 2016 and 2015, respectively.
ProAssurance also maintains the ProAssurance Plan that allows participating management employees to defer a portion of their current salary. ProAssurance incurred expense related to the ProAssurance Plan of $0.3 million during each of the years ended December 31, 2017 and 2016 and $0.4 million during the year ended December 31, 2015. ProAssurance deferred compensation liabilities totaled $20.5 million and $17.2 million at December 31, 2017 and 2016, respectively. The liabilities included amounts due under the ProAssurance Plan and amounts due under individual agreements with current or former employees.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2017

17. Statutory Accounting and Dividend Restrictions
ProAssurance’s domestic U.S. insurance subsidiaries are required to file statutory financial statements with state insurance regulatory authorities, prepared based upon SAP prescribed or permitted by regulatory authorities. ProAssurance did not use any prescribed or permitted SAP that differed from the NAIC's SAP at December 31, 2017, 2016 or 2015. Differences between net income prepared in accordance with GAAP and statutory net income are principally due to: (a) policy acquisition and certain software and equipment costs which are deferred under GAAP but expensed for statutory purposes and (b) certain deferred income taxes which are recognized under GAAP but are not recognized for statutory purposes.
The NAIC specifies risk-based capital requirements for property and casualty insurance providers. At December 31, 2017, actual statutory capital and surplus for each of ProAssurance’s insurance subsidiaries substantially exceeded the regulatory requirements. Net earnings and capital and surplus of ProAssurance’s insurance subsidiaries on a statutory basis are shown in the following table.

(In millions)
Statutory Net Earnings			Statutory Capital and Surplus
2017	2016	2015	2017	2016
$139	$163	$168	$1,175	$1,403
At December 31, 2017, $1.4 billion of ProAssurance's consolidated net assets were held at its domestic insurance subsidiaries, of which approximately $137 million are permitted to be paid as dividends over the course of 2018 without prior approval of state insurance regulators. However, the payment of any dividend requires prior notice to the insurance regulator in the state of domicile and the regulator may prevent the dividend if, in its judgment, payment of the dividend would have an adverse effect on the capital and surplus of the insurance subsidiary.
18. Quarterly Results of Operations (unaudited)
The following is a summary of unaudited quarterly results of operations for 2017 and 2016:

	2017*
(In thousands, except per share data)	1st	2nd	3rd	4th
Net premiums earned	$182,903	$180,353	$192,303	$182,972
Net losses and loss adjustment expenses:
Current year	$147,927	$144,562	$161,631	$149,399
Favorable development of reserves established in prior years, net	$(28,776)	$(29,012)	$(32,275)	$(44,297)
Net income	$41,455	$19,518	$28,949	$17,342
Basic earnings per share	$0.78	$0.37	$0.54	$0.32
Diluted earnings per share	$0.77	$0.36	$0.54	$0.32

	2016*
(In thousands, except per share data)	1st	2nd	3rd	4th
Net premiums earned	$177,579	$176,732	$185,275	$193,694
Net losses and loss adjustment expenses:
Current year	$139,660	$143,668	$147,093	$156,585
Favorable development of reserves established in prior years, net	$(28,705)	$(36,769)	$(29,011)	$(49,292)
Net income	$19,317	$43,081	$33,834	$54,848
Basic earnings per share	$0.36	$0.81	$0.64	$1.03
Diluted earnings per share	$0.36	$0.81	$0.63	$1.02
*Due to rounding, the sum of quarterly amounts may not equal the total amount for the respective year-to-date periods

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2017

19. Subsequent Events
In January and February of 2018, ProAssurance repaid $28 million of the balance outstanding on the Revolving Credit Agreement (see Note 9 for further discussion of the terms of the Revolving Credit Agreement).

ProAssurance Corporation and Subsidiaries
Schedule I -- Summary of Investments -- Other than Investments in Related Parties
(In thousands)

	December 31, 2017
Type of Investment	Recorded Cost Basis	Fair Value	Amount Which is Presented in the Balance Sheet
Fixed Maturities
Bonds:
U.S. Government or government agencies and authorities	$155,412	$154,583	$154,583
States, municipalities and political subdivisions	618,414	632,243	632,243
Foreign governments	15,447	15,406	15,406
Public utilities	82,031	83,263	83,263
All other corporate bonds	1,060,032	1,068,339	1,068,339
Certificates of deposit	150	150	150
Mortgage-backed securities	325,702	326,258	326,258
Total Fixed Maturities	2,257,188	2,280,242	2,280,242
Equity Securities, trading
Common Stocks:
Public utilities	10,570	12,758	12,758
Banks, trusts and insurance companies	67,679	76,051	76,051
Industrial, miscellaneous and all other	347,693	381,800	381,800
Total Equity Securities, trading	425,942	470,609	470,609
Other long-term investments, at cost or amortized cost	58,546	69,095	58,546
Other long-term investments, at fair value	357,982	445,005	445,005
Short-term investments	432,126	432,126	432,126
Total Investments	$3,531,784	$3,697,077	$3,686,528

ProAssurance Corporation and Subsidiaries
Schedule II – Condensed Financial Information of Registrant
Condensed Balance Sheet
(In thousands)

	December 31, 2017	December 31, 2016
Assets
Investment in subsidiaries, at equity	$1,713,656	$1,908,663
Fixed maturities available for sale, at fair value	155,094	267,412
Short-term investments	268,181	279,510
Investment in unconsolidated subsidiaries	1,200	845
Cash and cash equivalents	81,009	31,330
Due from subsidiaries	2,666	185
Other assets	33,829	33,350
Total Assets	$2,255,635	$2,521,295
Liabilities and Shareholders’ Equity
Liabilities:
Dividends payable	$267,292	$265,659
Other liabilities	22,008	8,732
Debt less debt issuance costs	371,540	448,202
Total Liabilities	660,840	722,593
Shareholders’ Equity:
Common stock	628	627
Other shareholders’ equity, including unrealized gains (losses) on securities of subsidiaries	1,594,167	1,798,075
Total Shareholders’ Equity	1,594,795	1,798,702
Total Liabilities and Shareholders’ Equity	$2,255,635	$2,521,295

ProAssurance Corporation and Subsidiaries
Schedule II – Condensed Financial Information of Registrant
Condensed Statements of Income
(In thousands)

	Year Ended December 31
	2017	2016	2015
Revenues
Net investment income	$7,646	$6,359	$5,017
Equity in earnings (loss) of unconsolidated subsidiaries	(137)	(155)	—
Net realized investment gains (losses)	(8,606)	405	4,673
Other income (loss)	921	(960)	378
Total revenues	(176)	5,649	10,068
Expenses
Interest expense	16,440	15,030	14,596
Other expenses	26,351	28,305	24,695
Total expenses	42,791	43,335	39,291
Income (loss) before income tax expense (benefit) and equity in net income of consolidated subsidiaries	(42,967)	(37,686)	(29,223)
Income tax expense (benefit)	(13,293)	(12,583)	(11,657)
Income (loss) before equity in net income of consolidated subsidiaries	(29,674)	(25,103)	(17,566)
Equity in net income of consolidated subsidiaries	136,938	176,184	133,763
Net income	107,264	151,081	116,197
Other comprehensive income	(2,488)	(6,456)	(34,349)
Comprehensive income	$104,776	$144,625	$81,848

ProAssurance Corporation and Subsidiaries
Schedule II – Condensed Financial Information of Registrant
Condensed Statements of Cash Flow
(In thousands)

	Year Ended December 31
	2017	2016	2015
Net cash provided (used) by operating activities	$(1,669)	$(10,549)	$(14,411)
Investing activities
(Investments in) distributions from unconsolidated subsidiaries, net:
Other partnership investments	—	(1,000)	—
Proceeds from sales or maturities of:
Fixed maturities, available for sale	295,035	100,240	200,245
Net decrease (increase) in short-term investments	11,811	(262,169)	26,074
Dividends from subsidiaries	169,142	122,030	107,870
Contribution of capital to subsidiaries	—	(1,983)	—
Unsettled security transactions, net of change	1,100	(1,100)	—
Funds (advanced) repaid for Lloyd's FAL deposit	(25,449)	—	(9,642)
Funds (advanced) repaid under Syndicate Credit Agreement	(6,883)	1,695	(3,083)
Funds (advanced) repaid under a business investment line of credit	(4,066)	(3,090)	—
Other	(2,276)	(2,805)	(289)
Net cash provided (used) by investing activities	438,414	(48,182)	321,175
Financing activities
Borrowings (repayments) under Revolving Credit Agreement	(77,000)	100,000	100,000
Repurchase of common stock	—	(2,106)	(172,772)
Subsidiary payments for common shares and share-based compensation awarded to subsidiary employees	12,030	11,384	6,063
Dividends to shareholders	(315,228)	(118,812)	(217,626)
Other	(6,868)	(3,697)	(6,337)
Net cash provided (used) by financing activities	(387,066)	(13,231)	(290,672)
Increase (decrease) in cash and cash equivalents	49,679	(71,962)	16,092
Cash and cash equivalents at beginning of period	31,330	103,292	87,200
Cash and cash equivalents at end of period	$81,009	$31,330	$103,292

Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes, net of refunds	$17,193	$(8,519)	$47,004
Cash paid during the year for interest	$15,892	$14,732	$13,996

Significant non-cash transactions:
Dividends declared and not yet paid	$267,292	$265,659	$69,447
Securities transferred at fair value as dividends from subsidiaries	$190,709	$174,270	$206,880
Non-cash capital contribution to subsidiaries	$—	$—	$87,719

ProAssurance Corporation and Subsidiaries
Schedule II – Condensed Financial Information of Registrant
Note to Condensed Financial Statements of Registrant

Basis of Presentation
The registrant-only financial statements should be read in conjunction with ProAssurance Corporation’s Consolidated Financial Statements and Notes thereto.
At December 31, 2017 and 2016, PRA investment in subsidiaries is stated at the initial consolidation value plus equity in the undistributed earnings of subsidiaries since the date of acquisition.
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
Reclassifications
Certain insignificant prior year amounts have been reclassified to conform to the current year presentation.

ProAssurance Corporation and Subsidiaries
Schedule III – Supplementary Insurance Information
(In thousands)

	2017	2016	2015
Net premiums earned
Specialty P&C	$453,921	$457,816	$443,313
Workers' Compensation	227,408	220,815	213,161
Lloyd's Syndicate	57,202	54,650	37,675
Consolidated	$738,531	$733,281	$694,149
Net investment income (1)
Lloyd's Syndicate	$1,736	$1,410	$928
Corporate	93,926	98,602	107,732
Consolidated	$95,662	$100,012	$108,660
Losses and loss adjustment expenses incurred related to current year, net of reinsurance
Specialty P&C	$407,994	$405,738	$409,149
Workers' Compensation	150,492	146,654	142,943
Lloyd's Syndicate	45,032	34,615	25,181
Inter-segment eliminations	—	—	(5,382)
Consolidated	$603,518	$587,007	$571,891
Losses and loss adjustment expenses incurred related to prior year, net of reinsurance
Specialty P&C	$(119,293)	$(137,159)	$(158,981)
Workers' Compensation	(14,255)	(6,120)	(2,199)
Lloyd's Syndicate	(812)	(499)	—
Consolidated	$(134,360)	$(143,778)	$(161,180)
Paid losses and loss adjustment expenses, net of reinsurance
Specialty P&C	$324,347	$343,678	$346,606
Workers' Compensation	122,042	114,320	126,296
Lloyd's Syndicate	29,926	21,254	7,549
Inter-segment eliminations	—	—	(5,416)
Consolidated	$476,315	$479,252	$475,035
Amortization of DPAC
Specialty P&C	$48,469	$45,019	$45,459
Workers' Compensation	32,088	29,590	26,232
Lloyd's Syndicate	15,194	13,769	7,841
Inter-segment eliminations	—	—	24
Consolidated	$95,751	$88,378	$79,556
Other underwriting, policy acquisition and operating expenses
Specialty P&C	$60,361	$59,314	$60,115
Workers' Compensation	38,857	40,874	37,421
Lloyd's Syndicate	11,769	9,063	10,677
Corporate	29,275	30,807	24,518
Inter-segment eliminations	(260)	(826)	4,777
Consolidated	$140,002	$139,232	$137,508
Net premiums written
Specialty P&C	$470,535	$458,681	$442,126
Workers' Compensation	238,514	223,578	218,338
Lloyd's Syndicate	54,969	56,274	48,821
Consolidated	$764,018	$738,533	$709,285
Deferred policy acquisition costs (1)	$50,261	$46,809	$44,388
Reserve for losses and loss adjustment expenses (1)	$2,048,381	$1,993,428	$2,005,326
Unearned premiums (1)	$398,884	$372,563	$362,066
(1) Assets are not allocated to segments because investments and assets are not managed at the segment level.

ProAssurance Corporation and Subsidiaries
Schedule IV - Reinsurance
($ in thousands)

	2017	2016	2015
Property and Liability *
Premiums earned	$821,249	$790,791	$772,968
Premiums ceded	(110,347)	(95,315)	(101,510)
Premiums assumed	27,629	37,805	22,691
Net premiums earned	$738,531	$733,281	$694,149
Percentage of amount assumed to net	3.74%	5.16%	3.27%
* All of ProAssurance’s premiums are related to property and liability coverages.

EXHIBIT INDEX

Exhibit Number	Description

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

10.1	Form of Release and Severance Compensation Agreement dated as of January 1, 2008 between ProAssurance and each of the following named executive officers:*
Howard H. Friedman Jeffrey P. Lisenby Frank B. O’Neil Edward L. Rand Jr.
Filed as an Exhibit to ProAssurance’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-16533) and incorporated herein by this reference pursuant to SEC Rule 12b-32.

10.2
Employment Agreement between ProAssurance and W. Stancil Starnes dated as of May 1, 2007, filed as an Exhibit to ProAssurance’s Current Report on Form 8-K for the event occurring May 12, 2007 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.*

10.2(a)
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
Amendment to Employment Agreement with W. Stancil Starnes (May 1, 2007), effective as of June 1, 2017, filed as an Exhibit to ProAssurance's Current Report on Form 8-K dated May 31, 2017 (File No. 001-16533) and incorporated herein by this reference pursuant to SEC Rule 12b-32.*

10.3
Form of Release and Severance Compensation Agreement dated as of September 1, 2011 between ProAssurance and Ross E. Taubman, filed as an Exhibit to ProAssurance’s Definitive Proxy Statement (File No. 001-16533) on April 11, 2008 and incorporated herein by reference pursuant to SEC Rule 12b-32.*

10.4	Form of Indemnification Agreement between ProAssurance and each of the following named executive officers and directors of ProAssurance*:

Bruce D. Angiolillo Samuel A. Di Piazza, Jr.
Robert E. Flowers Howard H. Friedman M. James Gorrie Ziad R. Haydar
Jeffrey P. Lisenby John J. McMahon
Frank B. O’Neil Katisha T. Vance
Edward L. Rand, Jr. Frank A. Spinosa
W. Stancil Starnes Ross E. Taubman
Michael L. Boguski Thomas A. S. Wilson, Jr.

Filed as an Exhibit to ProAssurance’s Definitive Proxy Statement (File No. 001-16533) on April 11, 2008 and incorporated herein by reference pursuant to SEC Rule 12b-32.

10.5
ProAssurance Group Employee Benefit Plan which includes the Executive Supplemental Life Insurance Program (Article VIII), filed as an Exhibit to ProAssurance's Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.*

10.6
Amendment and Restatement of the Executive Non-Qualified Excess Plan and Trust effective January 1, 2008, filed as an Exhibit to ProAssurance’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-16533) and incorporated herein by this reference pursuant to SEC Rule 12b-32.*

10.7
Director Deferred Compensation Plan as amended and restated December 7, 2011, filed as an Exhibit to ProAssurance's Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.*

10.7(a)
Amendment No. 1 to the Amended and Restated Director Deferred Compensation Plan dated May 22, 2013, filed as an Exhibit to ProAssurance's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.*

10.8
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

10.8(a)
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

10.8(b)
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

10.8(c)
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

10.8(d)
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

10.8(e)
Amendment No. 5 to Revolving Credit Agreement between ProAssurance and U.S. Bank National Association, Wells Fargo Bank, National Association, Branch Banking and Trust Company, First Tennessee Bank, N.A., and JP Morgan Chase Bank N.A., filed as an Exhibit to ProAssurance's to ProAssurance’s Annual Report on Form 10-K for the Year ended December 31, 2017 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.

10.9
Pledge and Security Agreement between ProAssurance and U.S. Bank National Association, filed as an Exhibit to ProAssurance’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.

10.10
ProAssurance Corporation Amended and Restated 2014 Equity Incentive Plan, filed as an Exhibit to ProAssurance’s Current Report on Form 8-K for event occurring May 14, 2013 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.*

10.11
ProAssurance Corporation 2014 Annual Incentive Plan, filed as an Exhibit to ProAssurance’s Definitive Proxy Statement (File No. 001-16533) filed on May 22, 2013 and incorporated herein by reference pursuant to SEC Rule 12b-32.*

10.12
Retention and Severance Compensation Agreement effective January 1, 2013, between ProAssurance and Mary Todd Peterson, filed as an Exhibit to ProAssurance's Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.*

10.13
Facility Agreement between ProAssurance and the Premiums Trust Fund of Syndicate 1729, filed as an Exhibit to ProAssurance's Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.

10.13(a)
Amendment to Facility Agreement effective April 6, 2016, between ProAssurance and the Premiums Trust Fund of Syndicate 1729 filed as an Exhibit to ProAssurance's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.

10.14
Retention and Severance Compensation Agreement effective January 1, 2014, between ProAssurance and Michael L. Boguski, filed as an Exhibit to ProAssurance's Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.*

10.15
Mortgage Agreement, dated December 11, 2017, between ProAssurance Indemnity Company, Inc. and First Tennessee Bank National Association, filed as an Exhibit to ProAssurance’s Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.

10.16
Mortgage Agreement, dated December 11, 2017, between Podiatry Insurance Company of America and First Tennessee Bank National Association, filed as an Exhibit to ProAssurance’s Annual Report on Form 10-K for the Year ended December 31, 2017 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.

10.17
Interest Rate Cap Agreement, dated October 23, 2017, between Podiatry Insurance Company of America and First Tennessee Bank National Association, filed as an Exhibit to ProAssurance’s Annual Report on Form 10-K for the Year ended December 31, 2017 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.

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