Form 10-Q
period 2018-03-31
PROASSURANCE CORP
filed 2018-05-03
CIK 1127703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2018 or

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
As of April 30, 2018, there were 53,593,712 shares of the registrant’s common stock outstanding.

Glossary of Terms and Acronyms

When the following terms and acronyms appear in the text of this report, they have the meanings indicated below.

Term	Meaning
AOCI	Accumulated other comprehensive income (loss)
ASU	Accounting Standards Update
BEAT	Base erosion anti-abuse tax
Board	Board of Directors of ProAssurance Corporation
BOLI	Business owned life insurance
Council of Lloyd's	The governing body for Lloyd's of London
DPAC	Deferred policy acquisition costs
Eastern Re	Eastern Re, LTD, S.P.C.
EBUB	Earned but unbilled premium
FAL	Funds at Lloyd's
FASB	Financial Accounting Standards Board
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FNMA	Federal National Mortgage Association
GAAP	Generally accepted accounting principles in the United States of America
GNMA	Government National Mortgage Association
HCPL	Healthcare professional liability
IBNR	Incurred but not reported
Inova Re	Inova Re, LTD, S.P.C.
IRS	Internal Revenue Service
LIBOR	London Interbank Offered Rate
LLC	Limited liability company
Lloyd's	Lloyd's of London market
LP	Limited partnership
Medical technology liability	Medical technology and life sciences products liability
NAV	Net asset value
NOL	Net operating loss
NRSRO	Nationally recognized statistical rating organization
NYSE	New York Stock Exchange
OCI	Other comprehensive income (loss)
OTTI	Other-than-temporary impairment
PCAOB	Public Company Accounting Oversight Board
Revolving Credit Agreement	ProAssurance's $250 million revolving credit agreement
ROE	Return on equity
SEC	Securities and Exchange Commission
SPA	Special Purpose Arrangement
SPC	Segregated portfolio cell
Specialty P&C	Specialty Property and Casualty
Syndicate 1729	Lloyd's of London Syndicate 1729
Syndicate 6131	Lloyd's of London Syndicate 6131, a Special Purpose Arrangement with Lloyd's of London Syndicate 1729
Syndicate Credit Agreement	Unconditional revolving credit agreement with the Premium Trust Fund of Syndicate 1729
TCJA	Tax Cuts and Jobs Act H.R.1 of 2017

Term	Meaning
U.K.	United Kingdom of Great Britain and Northern Ireland
VIE	Variable interest entity

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

Additional risks, assumptions and uncertainties that could arise from our membership in the Lloyd's market and our participation in Lloyd's Syndicates include, but are not limited to, the following:
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

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share data)

	March 31, 2018	December 31, 2017
Assets
Investments
Fixed maturities, at fair value; cost or amortized cost, $2,169,546 and $2,257,188, respectively	$2,157,831	$2,280,242
Equity investments, at fair value; cost, $471,337 and $425,942, respectively	492,159	470,609
Short-term investments	349,119	432,126
Business owned life insurance	62,562	62,113
Investment in unconsolidated subsidiaries	401,030	330,591
Other investments, $33,042 and $52,301 at fair value, respectively, otherwise at cost or amortized cost	35,944	110,847
Total Investments	3,498,645	3,686,528
Cash and cash equivalents	43,247	134,495
Premiums receivable	247,644	238,085
Receivable from reinsurers on paid losses and loss adjustment expenses	12,935	7,317
Receivable from reinsurers on unpaid losses and loss adjustment expenses	329,540	335,585
Prepaid reinsurance premiums	39,899	39,916
Deferred policy acquisition costs	50,765	50,261
Deferred tax asset, net	16,874	9,930
Real estate, net	31,646	31,975
Intangible assets, net	81,408	82,952
Goodwill	210,725	210,725
Other assets	115,596	101,428
Total Assets	$4,678,924	$4,929,197
Liabilities and Shareholders' Equity
Liabilities
Policy liabilities and accruals
Reserve for losses and loss adjustment expenses	$2,056,801	$2,048,381
Unearned premiums	426,627	398,884
Reinsurance premiums payable	46,933	37,726
Total Policy Liabilities	2,530,361	2,484,991
Other liabilities	207,866	437,600
Debt less debt issuance costs	371,528	411,811
Total Liabilities	3,109,755	3,334,402
Shareholders' Equity
Common shares, par value $0.01 per share, 100,000,000 shares authorized, 62,960,615 and 62,824,523 shares issued, respectively	630	628
Additional paid-in capital	380,250	383,077
Accumulated other comprehensive income (loss), net of deferred tax expense (benefit) of ($1,842) and $5,218, respectively	(8,046)	14,911
Retained earnings	1,614,344	1,614,186
Treasury shares, at cost, 9,367,545 shares and 9,367,502 shares, respectively	(418,009)	(418,007)
Total Shareholders' Equity	1,569,169	1,594,795
Total Liabilities and Shareholders' Equity	$4,678,924	$4,929,197
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Changes in Capital (Unaudited)
(In thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2017	$628	$383,077	$14,911	$1,614,186	$(418,007)	$1,594,795
Cumulative-effect adjustment- ASU 2016-01 adoption*	—	—	—	8,334	—	8,334
Cumulative-effect adjustment- ASU 2018-02 adoption*	—	—	3,416	(3,416)	—	—
Common shares issued for compensation and effect of shares reissued to stock purchase plan	—	122	—	—	(2)	120
Share-based compensation	—	902	—	—	—	902
Net effect of restricted and performance shares issued	2	(3,851)	—	—	—	(3,849)
Dividends to shareholders	—	—	—	(16,616)	—	(16,616)
Other comprehensive income (loss)	—	—	(26,373)	—	—	(26,373)
Net income	—	—	—	11,856	—	11,856
Balance at March 31, 2018	$630	$380,250	$(8,046)	$1,614,344	$(418,009)	$1,569,169

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2016	$627	$376,518	$17,399	$1,824,088	$(419,930)	$1,798,702
Cumulative-effect adjustment- ASU 2016-09 adoption	—	425	—	(276)	—	149
Common shares issued for compensation and effect of shares reissued to stock purchase plan	—	938	—	—	2	940
Share-based compensation	—	3,346	—	—	—	3,346
Net effect of restricted and performance shares issued	1	(5,315)	—	—	—	(5,314)
Dividends to shareholders	—	—	—	(16,516)	—	(16,516)
Other comprehensive income (loss)	—	—	2,924	—	—	2,924
Net income	—	—	—	41,455	—	41,455
Balance at March 31, 2017	$628	$375,912	$20,323	$1,848,751	$(419,928)	$1,825,686
* See Note 1 for discussion of accounting guidance adopted during the period.
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31
	2018	2017
Revenues
Net premiums earned	$187,159	$182,903
Net investment income	22,027	23,186
Equity in earnings (loss) of unconsolidated subsidiaries	1,640	1,808
Net realized investment gains (losses):
OTTI losses	—	(419)
Portion of OTTI losses recognized in other comprehensive income before taxes	—	248
Net impairment losses recognized in earnings	—	(171)
Other net realized investment gains (losses)	(12,517)	13,451
Total net realized investment gains (losses)	(12,517)	13,280
Other income	2,723	1,821
Total revenues	201,032	222,998
Expenses
Net losses and loss adjustment expenses	129,786	119,151
Underwriting, policy acquisition and operating expenses
Operating expense	32,467	34,482
DPAC amortization	24,893	22,626
Segregated portfolio cells dividend expense (income)	1,747	2,375
Interest expense	3,705	4,133
Total expenses	192,598	182,767
Income before income taxes	8,434	40,231
Provision for income taxes
Current expense (benefit)	(1,328)	(8,278)
Deferred expense (benefit)	(2,094)	7,054
Total income tax expense (benefit)	(3,422)	(1,224)
Net income	11,856	41,455
Other comprehensive income (loss), after tax, net of reclassification adjustments	(26,373)	2,924
Comprehensive income (loss)	$(14,517)	$44,379
Earnings per share
Basic	$0.22	$0.78
Diluted	$0.22	$0.77
Weighted average number of common shares outstanding:
Basic	53,515	53,315
Diluted	53,682	53,535
Cash dividends declared per common share	$0.31	$0.31
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended March 31
	2018	2017
Operating Activities
Net income	$11,856	$41,455
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net of accretion	6,079	7,803
(Increase) decrease in cash surrender value of BOLI	(449)	(455)
Net realized investment (gains) losses	12,517	(13,280)
Share-based compensation	902	3,346
Deferred income taxes	(2,094)	7,054
Policy acquisition costs, net of amortization (net deferral)	(504)	(2,376)
Equity in (earnings) loss of unconsolidated subsidiaries	(1,640)	(1,808)
Distributed earnings from unconsolidated subsidiaries	7,018	10,893
Other	752	(167)
Other changes in assets and liabilities:
Premiums receivable	(9,559)	(1,238)
Reinsurance related assets and liabilities	9,651	2,428
Other assets	6,254	(5,027)
Reserve for losses and loss adjustment expenses	8,420	3,561
Unearned premiums	27,743	24,576
Other liabilities	(3,592)	(7,393)
Net cash provided (used) by operating activities	73,354	69,372
Investing Activities
Purchases of:
Fixed maturities, available for sale	(367,872)	(160,364)
Fixed maturities, trading	(4,162)	—
Equity investments	(67,129)	(35,400)
Other investments	(7,108)	(3,930)
Funding of qualified affordable housing project tax credit partnerships	—	(37)
Investment in unconsolidated subsidiaries	(21,985)	(5,613)
Proceeds from sales or maturities of:
Fixed maturities, available for sale	459,822	171,986
Equity investments	51,085	41,584
Other investments	6,092	6,788
Return of invested capital from unconsolidated subsidiaries	11,783	6,955
Net sales or maturities (purchases) of short-term investments	82,976	160,792
Unsettled security transactions, net change	22,421	6,296
Purchases of capital assets	(1,836)	(4,535)
Repayments (advances) under Syndicate Credit Agreement	(17,980)	1,159
Net cash provided (used) by investing activities	146,107	185,681
Continued on the following page.

	Three Months Ended March 31
	2018	2017
Continued from the previous page.
Financing Activities
Borrowings (repayments) under Revolving Credit Agreement	(40,000)	—
Repayments of Mortgage Loans	(349)	—
Dividends to shareholders	(266,734)	(265,664)
External capital contribution received for segregated portfolio cells	251	114
Other	(3,877)	(4,932)
Net cash provided (used) by financing activities	(310,709)	(270,482)
Increase (decrease) in cash and cash equivalents	(91,248)	(15,429)
Cash and cash equivalents at beginning of period	134,495	117,347
Cash and cash equivalents at end of period	$43,247	$101,918
Significant Non-Cash Transactions
Dividends declared and not yet paid	$16,616	$16,516
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2018

1. Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of ProAssurance Corporation and its consolidated subsidiaries (ProAssurance, PRA or the Company). The financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring adjustments, have been included. ProAssurance’s results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes contained in ProAssurance’s December 31, 2017 report on Form 10-K. In connection with its preparation of the Condensed Consolidated Financial Statements, ProAssurance evaluated events that occurred subsequent to March 31, 2018 for recognition or disclosure in its financial statements and notes to financial statements.
ProAssurance operates in four reportable segments as follows: Specialty P&C, Workers' Compensation, Lloyd's Syndicate and Corporate. For more information on the nature of products and services provided and for financial information by segment, refer to Note 12.
Reclassifications
In the second quarter of 2017, ProAssurance began presenting separately the components of underwriting, policy acquisition and operating expense as operating expense and DPAC amortization on the Condensed Consolidated Statements of Income and Comprehensive Income in order to provide additional details for investors. The Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2017 have been reclassified to conform to the current period presentation. Total underwriting, policy acquisition and operating expense as well as net income for the three months ended March 31, 2017 was not affected by the change in presentation.
Certain other insignificant prior period amounts have been reclassified to conform to the current period presentation.
Other Liabilities
Other liabilities consisted of the following:

(In thousands)	March 31, 2018	December 31, 2017
SPC dividends payable	$47,122	$46,925
Unpaid dividends	16,616	267,292
All other	144,128	123,383
Total other liabilities	$207,866	$437,600
SPC dividends payable are the cumulative undistributed earnings contractually payable to the external preferred shareholders of the SPCs operated by Eastern Re and Inova Re, ProAssurance's Cayman Islands reinsurance subsidiaries.
Unpaid dividends represent common stock dividends declared by ProAssurance's Board that had not yet been paid as of March 31, 2018. Unpaid dividends at December 31, 2017 reflected a special dividend declared in the fourth quarter of 2017 that was paid in January 2018.
Accounting Changes Adopted
Restricted Cash (ASU 2016-18)
Effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, the FASB issued guidance related to the classification of restricted cash presented in the statement of cash flows with the objective of reducing diversity in practice. Under the new guidance, entities are required to include restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts as presented on the statement of cash flows. ProAssurance adopted the guidance as of January 1, 2018. Adoption of the guidance had no material effect on ProAssurance’s results of operations, financial position or cash flows.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2018

Intra-Entity Transfers of Assets Other than Inventory (ASU 2016-16)
Effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, the FASB issued guidance which reduces the complexity in accounting standards related to the income tax consequences of intra-entity transfers of assets other than inventory between tax-paying components. A tax-paying component is an individual entity or group of entities that is consolidated for tax purposes. Under the new guidance, entities are required to recognize income tax consequences of an intra-entity transfer of assets other than inventory when the transfer occurs instead of delaying recognition until the asset has been sold to an outside party. ProAssurance adopted the guidance as of January 1, 2018. Adoption of the guidance had no material effect on ProAssurance’s results of operations, financial position or cash flows.
Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15)
Effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, the FASB issued guidance related to the classification of certain cash receipts and cash payments presented in the statement of cash flows with the objective of reducing diversity in practice. ProAssurance adopted the guidance as of January 1, 2018 and elected to use the cumulative earnings approach for presenting distributions from equity method investees. Adoption of the guidance had no material effect on ProAssurance’s results of operations or financial position; however, ProAssurance reclassified approximately $10.9 million in distributions from unconsolidated subsidiaries from investing activities to operating activities in the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2017.
Revenue from Contracts with Customers (ASU 2014-09)
Effective for fiscal years beginning after December 15, 2017 the FASB issued guidance related to revenue from contracts with customers. The core principle of the new guidance is that revenue is recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ProAssurance adopted the guidance as of January 1, 2018 under the modified retrospective method. Adoption of the guidance had no material effect on ProAssurance’s results of operations, financial position or cash flows.
Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01)
Effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, the FASB issued guidance that requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. The new guidance also specifies that an entity use the exit price notion when measuring the fair value of financial instruments for disclosure purposes and present financial assets and liabilities by measurement category and form of financial asset. Other provisions of the new guidance include: revised disclosure requirements related to the presentation in comprehensive income of changes in the fair value of liabilities; elimination, for public companies, of disclosure requirements relative to the methods and significant assumptions underlying fair values disclosed for financial instruments measured at amortized cost; and simplified impairment assessments for equity investments without readily determinable fair values. ProAssurance adopted the guidance as of January 1, 2018 using a modified retrospective application and recorded a cumulative-effect after-tax adjustment of approximately $8.3 million to beginning retained earnings in the Condensed Consolidated Statement of Changes in Capital for the three months ended March 31, 2018. Adoption of the guidance had no material effect on ProAssurance’s results of operations, financial position or cash flows.
Modification Accounting for Employee Share-Based Payment Awards (ASU 2017-09)
Effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, the FASB issued guidance which reduces the complexity in accounting standards when there is a change in the terms or conditions of a share-based payment award. The new guidance clarifies that an entity should apply the modification accounting guidance if the value, vesting conditions or classification of the award changes. ProAssurance adopted the guidance as of January 1, 2018. Adoption of the guidance had no material effect on ProAssurance’s results of operations, financial position or cash flows.
Reclassification of Certain Tax Effects from AOCI (ASU 2018-02)
Effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with early adoption permitted, the FASB issued guidance which permits a reclassification from AOCI to retained earnings for stranded tax effects resulting from the newly enacted federal corporate tax rate from the TCJA. The amount of the reclassification from AOCI to retained earnings will be the difference between the historical corporate tax rate and the newly enacted 21% corporate tax rate on deferred tax items originally established through OCI and not net income. The guidance allows entities to adopt in any interim or annual period for which financial statements have not yet been issued and apply the guidance either (1) in the period of adoption or (2) retrospectively to each period in which the effect of the change in the tax rate is recognized. ProAssurance adopted this guidance as of January 1, 2018 and elected to apply this guidance in the period of adoption using the specific identification method. Using a modified retrospective application, ProAssurance recorded a cumulative-effect

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2018

adjustment which increased beginning AOCI by approximately $3.4 million and decreased beginning retained earnings by the same amount in the Condensed Consolidated Statement of Changes in Capital for the three months ended March 31, 2018. Adoption of this guidance had no material effect on ProAssurance's financial position, results of operations or cash flows.
Accounting Changes Not Yet Adopted
Technical Corrections and Improvements to Financial Instruments - Overall (ASU 2018-03)
Effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years beginning after June 15, 2018, the FASB amended the new standard on recognizing and measuring financial assets and financial liabilities to clarify certain aspects of the guidance. Under the amended guidance, an entity that uses the measurement alternative for equity investments without readily determinable fair values can change its measurement approach to a fair value method through an irrevocable election that would apply to that security and all identical or similar investments of the same issuer. Also, entities are required to use the prospective transition approach only for equity investments they elect to measure using the new measurement alternative. Additionally, the guidance clarifies how to apply the measurement alternative and presentation requirements for financial liabilities measured under the fair value option. ProAssurance plans to adopt the guidance beginning July 1, 2018. As of March 31, 2018, ProAssurance does not have any equity investments without readily determinable fair values or financial liabilities measured under the fair value option; therefore, adoption of the guidance is not expected to have a material effect on ProAssurance’s financial position, results of operations or cash flows.
Leases (ASU 2016-02)
Effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, the FASB issued guidance that requires a lessee to recognize for all leases (with the exception of short-term leases) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis, and a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. ProAssurance plans to adopt the guidance beginning January 1, 2019 and is currently in the process of evaluating all of its leases. As the majority of ProAssurance's leases are real estate operating leases and are not considered to be material, adoption of the guidance is not expected to have a material effect on ProAssurance’s results of operations, financial position or cash flows.
Premium Amortization on Purchased Callable Debt Securities (ASU 2017-08)
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
Derivatives and Hedging (ASU 2017-12)
Effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, the FASB issued guidance to improve financial reporting of hedging relationships to better portray the entity's risk management activities in the consolidated financial statements. The new guidance eliminates the requirement to separately measure and report hedge ineffectiveness and requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. ProAssurance plans to adopt the guidance beginning January 1, 2019. ProAssurance's derivative instrument at March 31, 2018 is not designated as a hedging instrument; therefore, adoption is not expected to have a material effect on ProAssurance's results of operations, financial position or cash flows.
Improvements to Financial Instruments - Credit Losses (ASU 2016-13)
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

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2018

Simplifying the Test for Goodwill Impairment (ASU 2017-04)
Effective for the fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, the FASB issued guidance that simplifies the requirements to test goodwill for impairment for business entities that have goodwill reported in their financial statements. The guidance eliminates the second step of the impairment test which measures a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount. In addition, the guidance also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment. ProAssurance plans to adopt the guidance beginning January 1, 2020. Adoption is not expected to have a material effect on ProAssurance’s results of operations, financial position or cash flows.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2018

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

Fair values of assets measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017 are shown in the following tables. Where applicable, the tables also indicate the fair value hierarchy of the valuation techniques utilized to determine those fair values. For some assets, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. When this is the case, the asset is categorized based on the level of the most significant input to the fair value measurement. Assessments of the significance of a particular input to the fair value measurement require judgment and consideration of factors specific to the assets being valued.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2018

	March 31, 2018
	Fair Value Measurements Using			Total
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Fixed maturities, available for sale
U.S. Treasury obligations	$—	$129,751	$—	$129,751
U.S. Government-sponsored enterprise obligations	—	29,959	—	29,959
State and municipal bonds	—	329,995	—	329,995
Corporate debt, multiple observable inputs	2,334	1,230,832	—	1,233,166
Corporate debt, limited observable inputs	—	—	15,097	15,097
Residential mortgage-backed securities	—	215,420	—	215,420
Agency commercial mortgage-backed securities	—	14,887	—	14,887
Other commercial mortgage-backed securities	—	29,195	—	29,195
Other asset-backed securities	—	138,890	17,323	156,213
Fixed maturities, trading
Corporate debt	—	4,148	—	4,148
Equity investments
Financial	74,556	—	—	74,556
Utilities/Energy	46,637	—	—	46,637
Consumer oriented	54,789	—	—	54,789
Industrial	48,859	—	—	48,859
Bond funds	153,256	—	—	153,256
All other	93,847	—	—	93,847
Short-term investments	288,019	61,100	—	349,119
Other investments	604	32,073	365	33,042
Other assets	—	2,306	—	2,306
Total assets categorized within the fair value hierarchy	$762,901	$2,218,556	$32,785	3,014,242
Assets carried at NAV, which approximates fair value and which are not categorized within the fair value hierarchy, reported as a part of:
Equity investments				20,215
Investment in unconsolidated subsidiaries				277,094
Total assets at fair value				$3,311,551

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2018

	December 31, 2017
	Fair Value Measurements Using			Total
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Fixed maturities, available for sale
U.S. Treasury obligations	$—	$133,627	$—	$133,627
U.S. Government-sponsored enterprise obligations	—	20,956	—	20,956
State and municipal bonds	—	632,243	—	632,243
Corporate debt, multiple observable inputs	2,371	1,151,084	—	1,153,455
Corporate debt, limited observable inputs	—	—	13,703	13,703
Residential mortgage-backed securities	—	196,789	1,055	197,844
Agency commercial mortgage-backed securities	—	10,742	—	10,742
Other commercial mortgage-backed securities	—	15,961	—	15,961
Other asset-backed securities	—	97,780	3,931	101,711
Equity investments
Financial	76,051	—	—	76,051
Utilities/Energy	54,388	—	—	54,388
Consumer oriented	54,529	—	—	54,529
Industrial	53,936	—	—	53,936
Bond funds	156,563	—	—	156,563
All other	75,142	—	—	75,142
Short-term investments	404,204	27,922	—	432,126
Other investments	607	31,155	409	32,171
Other assets	—	1,731	—	1,731
Total assets categorized within the fair value hierarchy	$877,791	$2,319,990	$19,098	3,216,879
Assets carried at NAV, which approximates fair value and which are not categorized within the fair value hierarchy, reported as a part of:
Investment in unconsolidated subsidiaries				210,759
Other investments				20,130
Total assets at fair value				$3,447,768
The fair values for securities included in the Level 2 category, with the few exceptions described below, were developed by one of several third party, nationally recognized pricing services, including services that price only certain types of securities. Each service uses complex methodologies to determine values for securities and subject the values they develop to quality control reviews. Management selected a primary source for each type of security in the portfolio and reviewed the values provided for reasonableness by comparing data to alternate pricing services and to available market and trade data. Values that appeared inconsistent were further reviewed for appropriateness. Any value that did not appear reasonable was discussed with the service that provided the value and adjusted, if necessary. There were no material changes to the values supplied by the pricing services during the three months ended March 31, 2018 and 2017.
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
March 31, 2018

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
Short-term investments were securities maturing within one year, carried at cost which approximated the fair value of the security due to the short term to maturity.
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

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2018

Level 3 Valuation Methodologies
Corporate debt, limited observable inputs consisted of corporate bonds valued using dealer quotes for similar securities or discounted cash flow models using yields currently available for similar securities. Similar securities are defined as securities of comparable credit quality that have like terms and payment features. Assessments of credit quality were based on NRSRO ratings, if available, or were subjectively determined by management if not available. At March 31, 2018, 87% of the securities were rated and the average rating was BBB. At December 31, 2017, 84% of the securities were rated and the average rating was BBB+.
Residential mortgage-backed and other asset-backed securities consisted of securitizations of receivables valued using dealer quotes for similar securities or discounted cash flow models using yields currently available for similar securities. Similar securities are defined as securities of comparable credit quality that have like terms and payment features. Assessments of credit quality were based on NRSRO ratings, if available, or were subjectively determined by management if not available. At March 31, 2018, 78% of the securities were rated and the average rating was AAA. At December 31, 2017, 21% of the securities were rated and the average rating was AAA.
Other investments consisted of convertible securities for which limited observable inputs were available at March 31, 2018 and December 31, 2017. The securities were valued internally based on expected cash flows, including the expected final recovery, discounted at a yield that considered the lack of liquidity and the financial status of the issuer.
Quantitative Information Regarding Level 3 Valuations

	Fair Value at
(In thousands)	March 31, 2018	December 31, 2017	Valuation Technique	Unobservable Input	Range (Weighted Average)
Assets:
Corporate debt, limited observable inputs	$15,097	$13,703	Market Comparable Securities	Comparability Adjustment	0% - 5% (2.5%)
			Discounted Cash Flows	Comparability Adjustment	0% - 5% (2.5%)
Residential mortgage-backed and other asset-backed securities	$17,323	$4,986	Market Comparable Securities	Comparability Adjustment	0% - 5% (2.5%)
			Discounted Cash Flows	Comparability Adjustment	0% - 5% (2.5%)
Other investments	$365	$409	Discounted Cash Flows	Comparability Adjustment	0% - 10% (5%)
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
March 31, 2018

Fair Value Measurements - Level 3 Assets
The following tables (the Level 3 Tables) present summary information regarding changes in the fair value of assets measured at fair value using Level 3 inputs.

	March 31, 2018
	Level 3 Fair Value Measurements – Assets
(In thousands)	Corporate Debt	Asset-backed Securities	Other investments	Total
Balance December 31, 2017	$13,703	$4,986	$409	$19,098
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Net investment income	(38)	—	—	(38)
Net realized investment gains (losses)	—	—	(44)	(44)
Included in other comprehensive income	(38)	(30)	—	(68)
Purchases	6,005	13,453	—	19,458
Sales	(2,905)	(27)	—	(2,932)
Transfers in	2,069	—	—	2,069
Transfers out	(3,699)	(1,059)	—	(4,758)
Balance March 31, 2018	$15,097	$17,323	$365	$32,785
Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets held at period-end	$—	$—	$—	$—

	March 31, 2017
	Level 3 Fair Value Measurements – Assets
(In thousands)	Corporate Debt	Asset-backed Securities	Other investments	Total
Balance December 31, 2016	$14,810	$3,007	$3	$17,820
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Net investment income	(39)	—	—	(39)
Net realized investment gains (losses)	13	—	—	13
Included in other comprehensive income	(208)	(5)	2	(211)
Purchases	7,048	—	—	7,048
Sales	(1,712)	—	—	(1,712)
Transfers in	—	—	898	898
Transfers out	(998)	—	—	(998)
Balance March 31, 2017	$18,914	$3,002	$903	$22,819
Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets held at period-end	$—	$—	$—	$—

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2018

Transfers
There were no transfers between the Level 1 and Level 2 categories during the three months ended March 31, 2018. During the three months ended March 31, 2017, equity securities of approximately $35.4 million were transferred from Level 2 to Level 1.
Transfers shown in the preceding Level 3 tables were as of the end of the quarter in which the transfer occurred. All transfers were to or from Level 2.
All transfers during the three months ended March 31, 2018 and 2017 related to securities held for which the level of market activity for identical or nearly identical securities varies from period to period. The securities were valued using multiple observable inputs when those inputs were available; otherwise the securities were valued using limited observable inputs.
Fair Values Not Categorized
At March 31, 2018 and December 31, 2017, certain LPs/LLCs and investment funds measure fund assets at fair value on a recurring basis and provide a NAV for ProAssurance's interest. The carrying value of these interests is based on the NAV provided and was considered to approximate the fair value of the interests. For investment in unconsolidated subsidiaries, ProAssurance recognizes any changes in the NAV of its interests in equity in earnings (loss) of unconsolidated subsidiaries during the period of change. In accordance with GAAP, the fair value of these investments was not classified within the fair value hierarchy. The amount of ProAssurance's unfunded commitments related to these investments as of March 31, 2018 and fair values of these investments as of March 31, 2018 and December 31, 2017 was as follows:

	Unfunded Commitments	Fair Value
(In thousands)	March 31, 2018	March 31, 2018	December 31, 2017
Equity investments:
Mortgage fund (1)*	None	$20,215	$—
Investment in unconsolidated subsidiaries:
Private debt funds (2)	$4,976	32,064	42,206
Long equity fund (3)	None	7,957	7,847
Long/short equity funds (4)	None	32,177	31,352
Non-public equity funds (5)	$82,135	105,049	100,062
Multi-strategy fund of funds (6)	None	9,274	9,100
Credit funds (7)	None	17,789	6,561
Long/short commodities fund (8)	None	13,063	13,025
Strategy focused funds (9)	$19,241	59,721	606
		277,094	210,759
Other investments:
Mortgage fund (1)*	See above	—	20,130

Total investments carried at NAV		$297,309	$230,889
* In the first quarter of 2018, ProAssurance began presenting this investment previously reported as a part of other investments as a part of equity investments on the Condensed Consolidated Balance Sheet as of March 31, 2018. Prior year amounts have not been reclassified.

Below is additional information regarding each of the investments listed in the table above as of March 31, 2018.

(1)
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
March 31, 2018

(2)
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

(3)
The fund is a LP that holds long equities of public international companies. Redemptions are allowed at the end of any calendar month with a prior notice requirement of 15 days and are paid within 10 days of the end of the calendar month of the redemption request.

(4)
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

(5)
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

(6)
This fund is a LLC structured to build and manage low volatility, multi-manager portfolios that have little or no correlation to the broader fixed income and equity security markets. Redemptions are not permitted but offers to repurchase units of the LLC may be extended periodically.

(7)
The investment is comprised of two unrelated LP funds. One fund seeks to obtain superior risk-adjusted absolute returns through a diversified portfolio of debt securities, including bonds, loans and other asset-backed instruments. The second fund seeks event driven opportunities across the corporate credit spectrum. For both funds, redemptions are allowed at any quarter-end with a prior notice requirement of 90 days.

(8)
This fund is a LLC invested across a broad range of commodities and focuses primarily on market neutral, relative value strategies, seeking to generate absolute returns with low correlation to broad commodity, equity and fixed income markets. Following an initial one-year lock-up period, redemptions are allowed with a prior notice requirement of 30 days and are payable within 30 days.

(9) The investment is comprised of multiple unrelated LP funds. One fund is a LLC focused on investing in North American consumer products companies, comprised of equity and equity-related securities, as well as debt instruments. Redemptions are not permitted. Another fund is a LP focused on North American energy infrastructure assets that allows redemption with consent of the General Partner. The remaining funds are real estate focused LPs, one of which allows for redemption with prior notice.
ProAssurance may not sell, transfer or assign its interest in any of the above LPs/LLCs without special consent from the LPs/LLCs.
Nonrecurring Fair Value Measurement
At March 31, 2018, ProAssurance did not have any assets or liabilities that were measured at fair value on a nonrecurring basis. At December 31, 2017, ProAssurance held an equity method early stage business investment measured at fair value on a nonrecurring basis due to a recognized OTTI of $8.5 million. The investment was valued using significant unobservable inputs (Level 3) and had a fair value of $1.2 million at December 31, 2017. The fair value of the investment was measured as ProAssurance's ownership percentage in the projected earnings and cash flows expected to be generated by the investment.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2018

Financial Instruments - Methodologies Other Than Fair Value
The following table provides the estimated fair value of our financial instruments that, in accordance with GAAP for the type of investment, are measured using a methodology other than fair value. All fair values provided primarily fall within the Level 3 fair value category.

	March 31, 2018		December 31, 2017
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
BOLI	$62,562	$62,562	$62,113	$62,113
Other investments	$2,902	$2,902	$58,546	$69,095
Other assets	$49,549	$48,816	$34,020	$33,742
Financial liabilities:
Senior notes due 2023*	$250,000	$269,418	$250,000	$273,153
Revolving Credit Agreement*	$83,000	$83,000	$123,000	$123,000
Mortgage loans*	$40,111	$40,111	$40,460	$40,460
Other liabilities	$21,525	$21,525	$21,154	$21,154
* Carrying value excludes debt issuance costs.
The fair value of the BOLI was equal to the cash surrender value associated with the policies on the valuation date.
Other investments listed in the table above include FHLB common stock carried at cost and an annuity investment carried at amortized cost. Two of ProAssurance's insurance subsidiaries are members of an FHLB. The estimated fair value of the FHLB common stock was based on the amount the subsidiaries would receive if their memberships were canceled, as the memberships cannot be sold. The fair value of the annuity represents the present value of the expected future cash flows discounted using a rate available in active markets for similarly structured instruments.
Other assets and other liabilities primarily consisted of related investment assets and liabilities associated with funded deferred compensation agreements. The fair value of the funded deferred compensation assets was based upon quoted market prices, which is categorized as a Level 1 valuation, and had a fair value of $21.6 million and $20.2 million at March 31, 2018 and December 31, 2017, respectively. The deferred compensation liabilities are adjusted to match the fair value of the deferred compensation assets. Other assets also included a secured note receivable and unsecured note receivable under two separate line of credit agreements. Fair value of these notes receivable was based on the present value of expected cash flows from the notes receivable, discounted at market rates on the valuation date for receivables with similar credit standings and similar payment structures.
The fair value of the debt was estimated based on the present value of expected future cash outflows, discounted at rates available on the valuation date for similar debt issued by entities with a similar credit standing to ProAssurance.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2018

3. Investments
Available-for-sale fixed maturities at March 31, 2018 and December 31, 2017 included the following:

	March 31, 2018
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities, available for sale
U.S. Treasury obligations	$131,655	$305	$2,209	$129,751
U.S. Government-sponsored enterprise obligations	30,377	27	445	29,959
State and municipal bonds	324,336	6,613	954	329,995
Corporate debt	1,259,132	7,008	17,877	1,248,263
Residential mortgage-backed securities	217,891	1,502	3,973	215,420
Agency commercial mortgage-backed securities	15,078	29	220	14,887
Other commercial mortgage-backed securities	29,409	100	314	29,195
Other asset-backed securities	157,506	40	1,333	156,213
	$2,165,384	$15,624	$27,325	$2,153,683

	December 31, 2017
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities, available for sale
U.S. Treasury obligations	$134,323	$485	$1,181	$133,627
U.S. Government-sponsored enterprise obligations	21,089	73	206	20,956
State and municipal bonds	618,414	14,248	419	632,243
Corporate debt	1,157,660	15,205	5,707	1,167,158
Residential mortgage-backed securities	196,741	2,438	1,335	197,844
Agency commercial mortgage-backed securities	10,827	23	108	10,742
Other commercial mortgage-backed securities	16,004	91	134	15,961
Other asset-backed securities	102,130	47	466	101,711
	$2,257,188	$32,610	$9,556	$2,280,242

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2018

The recorded cost basis and estimated fair value of available-for-sale fixed maturities at March 31, 2018, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total Fair Value
Fixed maturities, available for sale
U.S. Treasury obligations	$131,655	$31,700	$73,858	$21,321	$2,872	$129,751
U.S. Government-sponsored enterprise obligations	30,377	—	8,009	21,814	136	29,959
State and municipal bonds	324,336	29,481	111,512	140,004	48,998	329,995
Corporate debt	1,259,132	115,385	682,646	404,159	46,073	1,248,263
Residential mortgage-backed securities	217,891					215,420
Agency commercial mortgage-backed securities	15,078					14,887
Other commercial mortgage-backed securities	29,409					29,195
Other asset-backed securities	157,506					156,213
	$2,165,384					$2,153,683
Excluding obligations of the U.S. Government, U.S. Government-sponsored enterprises and a U.S. Government obligations money market fund, no investment in any entity or its affiliates exceeded 10% of shareholders’ equity at March 31, 2018.
Cash and securities with a carrying value of $45.8 million at March 31, 2018 were on deposit with various state insurance departments to meet regulatory requirements. ProAssurance also held securities with a carrying value of $120.1 million at March 31, 2018 that are pledged as collateral security for advances under the Revolving Credit Agreement (see Note 7 for additional detail on the Revolving Credit Agreement).
As a member of Lloyd's and a capital provider to Syndicate 1729 and Syndicate 6131, which began active operations on January 1, 2018, ProAssurance is required to maintain capital at Lloyd's, referred to as FAL. ProAssurance's FAL investments at March 31, 2018 included fixed maturities with a fair value of $123.5 million and short-term investments with a fair value of approximately $0.4 million on deposit with Lloyd's in order to satisfy these FAL requirements.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2018

Investments Held in a Loss Position
The following tables provide summarized information with respect to investments held in an unrealized loss position at March 31, 2018 and December 31, 2017, including the length of time the investment had been held in a continuous unrealized loss position.

	March 31, 2018
	Total		Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Loss	Value	Loss	Value	Loss
Fixed maturities, available for sale
U.S. Treasury obligations	$121,718	$2,209	$87,740	$1,438	$33,978	$771
U.S. Government-sponsored enterprise obligations	29,018	445	22,252	218	6,766	227
State and municipal bonds	63,690	954	55,761	620	7,929	334
Corporate debt	848,499	17,877	733,344	13,216	115,155	4,661
Residential mortgage-backed securities	175,295	3,973	132,075	2,066	43,220	1,907
Agency commercial mortgage-backed securities	9,547	220	7,638	101	1,909	119
Other commercial mortgage-backed securities	19,145	314	15,723	256	3,422	58
Other asset-backed securities	118,780	1,333	105,370	1,134	13,410	199
	$1,385,692	$27,325	$1,159,903	$19,049	$225,789	$8,276

	December 31, 2017
	Total		Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Loss	Value	Loss	Value	Loss
Fixed maturities, available for sale
U.S. Treasury obligations	$110,788	$1,181	$67,135	$554	$43,653	$627
U.S. Government-sponsored enterprise obligations	17,032	206	10,182	64	6,850	142
State and municipal bonds	23,122	419	15,168	102	7,954	317
Corporate debt	487,578	5,707	365,541	2,730	122,037	2,977
Residential mortgage-backed securities	109,659	1,335	64,121	402	45,538	933
Agency commercial mortgage-backed securities	4,423	108	2,458	34	1,965	74
Other commercial mortgage-backed securities	12,878	134	7,939	82	4,939	52
Other asset-backed securities	85,358	466	70,924	346	14,434	120
	$850,838	$9,556	$603,468	$4,314	$247,370	$5,242
As of March 31, 2018, excluding U.S. Government or U.S. Government-sponsored enterprise obligations, there were 943 debt securities (44.9% of all available-for-sale fixed maturity securities held) in an unrealized loss position representing 494 issuers. The greatest and second greatest unrealized loss positions among those securities were approximately $0.5 million and $0.4 million, respectively. The securities were evaluated for OTTI as of March 31, 2018.
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
Each quarter, ProAssurance performs a detailed analysis for the purpose of assessing whether any of the securities it holds in an unrealized loss position has suffered an OTTI. A detailed discussion of the factors considered in the assessment is

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2018

included in Note 1 of the Notes to Consolidated Financial Statements included in ProAssurance's December 31, 2017 Form 10-K.
Fixed maturity securities held in an unrealized loss position at March 31, 2018, excluding asset-backed securities, have paid all scheduled contractual payments and are expected to continue doing so. Expected future cash flows of asset-backed securities, excluding those issued by GNMA, FNMA and FHLMC, held in an unrealized loss position were estimated as part of the March 31, 2018 OTTI evaluation using the most recently available six-month historical performance data for the collateral (loans) underlying the security or, if historical data was not available, sector based assumptions, and equaled or exceeded the current amortized cost basis of the security.
Other information regarding sales and purchases of fixed maturity available-for-sale securities is as follows:

	Three Months Ended March 31
(In millions)	2018	2017
Proceeds from sales (exclusive of maturities and paydowns)	$379.2	$79.2
Purchases	$367.9	$160.4
Equity Investments
ProAssurance's equity investments are carried at fair value with changes in fair value recognized in income as a component of net realized investment gains (losses) during the period of change. Equity investments on the Condensed Consolidated Balance Sheet as of March 31, 2018 primarily included stocks, bonds and investment funds.
Short-term Investments
ProAssurance's short-term investments, which have a maturity at purchase of one year or less, are primarily comprised of investments in U.S. treasury obligations, commercial paper and money market funds. Short-term investments are carried at cost, which approximates fair value.
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
Net Investment Income
Net investment income by investment category was as follows:

	Three Months Ended March 31
(In thousands)	2018	2017
Fixed maturities	$17,080	$20,121
Equities	4,867	3,644
Short-term investments, including Other	1,308	801
BOLI	449	455
Investment fees and expenses	(1,677)	(1,835)
Net investment income	$22,027	$23,186

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2018

Investment in Unconsolidated Subsidiaries
ProAssurance's investment in unconsolidated subsidiaries were as follows:

	March 31, 2018	Carrying Value
(In thousands)	Percentage Ownership	March 31, 2018	December 31, 2017
Qualified affordable housing project tax credit partnerships	See below	$80,507	$84,607
Other tax credit partnerships	See below	5,735	6,118
All other investments, primarily investment fund LPs/LLCs	See below	314,788	239,866
		$401,030	$330,591
Qualified affordable housing project tax credit partnership interests held by ProAssurance generate investment returns by providing tax benefits to fund investors in the form of tax credits and project operating losses. The carrying value of these investments reflects ProAssurance's total commitments (both funded and unfunded) to the partnerships, less any amortization. ProAssurance's ownership percentage relative to two of the tax credit partnership interests is almost 100%; these interests had a carrying value of $30.7 million at March 31, 2018 and $32.5 million at December 31, 2017. ProAssurance's ownership percentage relative to the remaining tax credit partnership interests is less than 20%; these interests had a carrying value of $49.8 million at March 31, 2018 and $52.1 million at December 31, 2017. Since ProAssurance has the ability to exert influence over the partnerships but does not control them, all are accounted for using the equity method. See further discussion of the entities in which ProAssurance holds passive interests in Note 10.
Other tax credit partnerships are comprised entirely of historic tax credits. The historic tax credits generate investment returns by providing benefits to fund investors in the form of tax credits, tax deductible project operating losses and positive cash flows. The carrying value of these investments reflects ProAssurance's total funded commitments less any amortization. ProAssurance's ownership percentage relative to the tax credit partnerships is almost 100%. Since ProAssurance has the ability to exert influence over the partnerships but does not control them, all are accounted for using the equity method. See further discussion of the entities in which ProAssurance holds passive interests in Note 10.
ProAssurance holds interests in investment fund LPs/LLCs and other equity method investments and LPs/LLCs which are not considered to be investment funds. ProAssurance's ownership percentage relative to three of the LPs/LLCs is greater than 25%, which is expected to be reduced as the funds mature and other investors participate in the funds; these investments had a carrying value of $31.3 million at March 31, 2018 and $30.8 million at December 31, 2017. ProAssurance's ownership percentage relative to the remaining investments and LPs/LLCs is less than 25%; these interests had a carrying value of $283.5 million at March 31, 2018 and $209.1 million at December 31, 2017. ProAssurance does not have the ability to exert control over any of these funds.
Equity in Earnings (Loss) of Unconsolidated Subsidiaries
Equity in earnings (loss) of unconsolidated subsidiaries included losses from qualified affordable housing project tax credit investments and historic tax credit investments. The losses recorded reflect ProAssurance's allocable portion of partnership operating losses. Losses from qualified affordable housing project tax credit investments were $4.1 million and $3.3 million for the 2018 and 2017 three-month periods, respectively, and tax credits recognized related to these investments totaled $4.6 million for both the 2018 and 2017 three-month periods. Losses from historic tax credit investments were $1.9 million and $0.4 million and tax credits recognized related to these investments totaled $0.7 million and $1.8 million for the 2018 and 2017 three-month periods, respectively. Tax credits recognized reduced income tax expense in the respective periods.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2018

Net Realized Investment Gains (Losses)
Realized investment gains and losses are recognized on the first-in, first-out basis. The following table provides detailed information regarding net realized investment gains (losses):

	Three Months Ended March 31
(In thousands)	2018	2017
Total OTTI losses:
Corporate debt	$—	$(419)
Portion of OTTI losses recognized in other comprehensive income before taxes:
Corporate debt	—	248
Net impairment losses recognized in earnings	—	(171)
Gross realized gains, available-for-sale fixed maturities	4,464	1,853
Gross realized (losses), available-for-sale fixed maturities	(2,047)	(67)
Net realized gains (losses), equity investments	9,219	6,562
Net realized gains (losses), other investments	688	1,172
Change in unrealized holding gains (losses), trading fixed maturities	(49)	—
Change in unrealized holding gains (losses), equity investments	(23,845)	3,616
Change in unrealized holding gains (losses), convertible securities, carried at fair value	(954)	313
Other	7	2
Net realized investment gains (losses)	$(12,517)	$13,280
ProAssurance did not recognize any OTTI during the first quarter of 2018. During the first quarter of 2017, ProAssurance recognized OTTI in earnings of $0.2 million and $0.2 million of non-credit OTTI in OCI, both of which related to corporate bonds.
The following table presents a roll forward of cumulative credit losses recorded in earnings related to impaired debt securities for which a portion of the OTTI was recorded in OCI.

	Three Months Ended March 31
(In thousands)	2018	2017
Balance beginning of period	$1,313	$1,158
Additional credit losses recognized during the period, related to securities for which:
No OTTI has been previously recognized	—	171
Balance March 31	$1,313	$1,329
4. Income Taxes
ProAssurance estimates its annual effective tax rate at the end of each quarterly reporting period and uses this estimated rate to record the provision for income taxes in the interim financial statements. The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes primarily because a portion of ProAssurance’s investment income is tax-exempt, and because ProAssurance utilizes tax credit benefits transferred from tax credit partnership investments. In addition, ProAssurance's provision for income taxes in 2018 was impacted by certain provisions of the TCJA, as discussed below.
ProAssurance had a total liability for federal and U.K. income taxes of $6.3 million at March 31, 2018 and $8.0 million at December 31, 2017, both carried as a part of other liabilities. The liability for unrecognized tax benefits, which is included in the total liability for federal and U.K. income taxes, was $5.2 million and $5.8 million at March 31, 2018 and December 31, 2017, respectively, which included an accrued liability for interest of approximately $0.6 million and $0.5 million, respectively.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2018

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
Effective January 1, 2018, the TCJA introduced a minimum tax on payments made to related foreign entities referred to as the BEAT. The BEAT is imposed by adding back into the U.S. tax base any base erosion payment made by the U.S. taxpayer to a related foreign entity and applying a minimum tax rate to this newly calculated modified taxable income. Base erosion payments represent any amount paid or accrued by the U.S. taxpayer to a related foreign entity for which a deduction is allowed. Premiums the Company cedes to the SPCs at its newly formed wholly owned Cayman Islands reinsurance subsidiary, Inova Re, do not fall within the scope of base erosion payments as the SPCs at Inova Re intend to elect to be taxed as U.S. taxpayers. However, premiums the Company cedes to the one active SPC at its wholly owned Cayman Islands reinsurance subsidiary, Eastern Re, fall within the scope of base erosion payments and therefore could be significantly impacted by the BEAT. See further discussion on the Company’s new subsidiary, Inova Re, and its Cayman Islands SPC operations in Note 12. Management has evaluated its exposure to the BEAT and has concluded that the Company’s outbound deductible payments to related foreign entities are below the threshold for application of the BEAT; therefore, ProAssurance has not recognized any incremental tax expense for the BEAT provision of the TCJA for the three months ended March 31, 2018.
ProAssurance was able to complete its accounting for all areas of the TCJA during the period of enactment except as described below.
Provisional amount
As noted in ProAssurance's December 31, 2017 Form 10-K, ProAssurance was able to make a reasonable estimate of the effects on its existing deferred tax asset balances at December 31, 2017 as it relates to the limitation on the future deductibility of certain executive compensation and recorded a provisional charge to income tax expense from continuing operations for the year ended December 31, 2017. As of March 31, 2018, ProAssurance has not made any measurement-period adjustments to this provisional amount and any future guidance from the IRS addressing the effects of the TCJA on executive compensation could result in a material change to this provisional amount.
Provisional amount not reasonably estimable
As noted in ProAssurance's December 31, 2017 Form 10-K, ProAssurance was unable to reasonably estimate the impact of the change in loss reserve discounting factors due to the TCJA; therefore, no provisional amount was recorded at December 31, 2017. As of March 31, 2018, the IRS has yet to release the 2018 discount factors; therefore, ProAssurance has not adjusted its deferred tax balances due to the enactment of the TCJA. ProAssurance continues to utilize the discount factors based on existing accounting guidance and the provisions of the tax laws that were in effect immediately prior to enactment of the TCJA. Once the IRS releases the 2018 loss reserve discount factors, ProAssurance will complete its analysis and include the effect of the difference in the reserve discount factors in the period the analysis is complete or the impact is reasonably estimable.
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
March 31, 2018

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
Activity in the reserve for losses and loss adjustment expenses is summarized as follows:

(In thousands)	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017	Year Ended December 31, 2017
Balance, beginning of year	$2,048,381	$1,993,428	$1,993,428
Less reinsurance recoverables on unpaid losses and loss adjustment expenses	335,585	273,475	273,475
Net balance, beginning of year	1,712,796	1,719,953	1,719,953
Net losses:
Current year	152,572	147,927	603,518
Favorable development of reserves established in prior years, net	(22,786)	(28,776)	(134,360)
Total	129,786	119,151	469,158
Paid related to:
Current year	(14,243)	(33,085)	(106,633)
Prior years	(101,078)	(80,709)	(369,682)
Total paid	(115,321)	(113,794)	(476,315)
Net balance, end of period	1,727,261	1,725,310	1,712,796
Plus reinsurance recoverables on unpaid losses and loss adjustment expenses	329,540	271,679	335,585
Balance, end of period	$2,056,801	$1,996,989	$2,048,381
The favorable loss development of $22.8 million recognized in the three months ended March 31, 2018 primarily reflected a lower than anticipated claims severity trend (i.e., the average size of a claim) for accident years 2011 through 2015. The favorable loss development of $28.8 million recognized in the three months ended March 31, 2017 primarily reflected a lower than anticipated claims severity trend for accident years 2009 through 2014. The favorable loss development of $134.4 million recognized in the twelve months ended December 31, 2017 primarily reflected a lower than anticipated claims severity trend for accident years 2010 through 2014.
For additional information regarding ProAssurance's reserve for losses, see Note 1 and Note 7 of the Notes to Consolidated Financial Statements included in ProAssurance's December 31, 2017 Form 10-K.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2018

6. Commitments and Contingencies
ProAssurance is involved in various legal actions related to insurance policies and claims handling including, but not limited to, claims asserted by policyholders. These types of legal actions arise in the Company's ordinary course of business and, in accordance with GAAP for insurance entities, are considered as a part of the Company's loss reserving process, which is described in detail under the heading "Losses and Loss Adjustment Expenses" in the Accounting Policies section in Note 1 of the Notes to Consolidated Financial Statements in ProAssurance's 2017 Form 10-K.
As a member of Lloyd's, ProAssurance is required to provide capital to support its Lloyd's Syndicates through 2022 of up to $200 million, referred to as FAL. At March 31, 2018, ProAssurance is satisfying the FAL requirement with investment securities on deposit with Lloyd's with a carrying value of $123.9 million (see Note 3).
ProAssurance has issued an unconditional revolving credit agreement to the Premium Trust Fund of Syndicate 1729 for the purpose of providing working capital. Permitted borrowings were expanded from £20.0 million to £30.0 million under an amended Syndicate Credit Agreement executed in February 2018. Under the amended Syndicate Credit Agreement, advances bear interest at 3.8% annually and may be repaid at any time but are repayable upon demand after December 31, 2019. As of March 31, 2018, the unused commitment under the Syndicate Credit Agreement approximated £3.3 million (approximately $4.6 million).
7. Debt
ProAssurance’s outstanding debt consisted of the following:

(In thousands)	March 31, 2018	December 31, 2017
Senior Notes due 2023, unsecured, interest at 5.3% annually	$250,000	$250,000
Revolving Credit Agreement, outstanding borrowings are fully secured, see Note 3, and carried at a weighted average interest rate of 2.24% and 1.91%, respectively. Outstanding borrowings are not permitted to exceed $250 million aggregately; Revolving Credit Agreement expires in 2020. The interest rate on the borrowings is set at the time the respective borrowing is initiated or renewed. The current borrowing can be repaid or renewed in the second quarter of 2018. If renewed, the interest rate will be reset.	83,000	123,000
Mortgage Loans, outstanding borrowings are secured by first priority liens on two office buildings, and bear an interest rate of three-month LIBOR plus 1.325% (3.42% and 2.86%, respectively) determined on a quarterly basis.	40,111	40,460
Total principal	373,111	413,460
Less debt issuance costs	1,583	1,649
Debt less debt issuance costs	$371,528	$411,811
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
The Mortgage Loans contain customary representations, covenants and events constituting default, and remedies for default. The Mortgage Loans also define a financial covenant regarding a permitted leverage ratio for each of the two ProAssurance subsidiaries that entered into the Mortgage Loans. ProAssurance's subsidiaries are currently in compliance with the financial covenant of the Mortgage Loans.
Additional Information
For additional information regarding ProAssurance's debt, see Note 9 of the Notes to Consolidated Financial Statements included in ProAssurance's December 31, 2017 Form 10-K.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2018

8. Derivatives
ProAssurance is exposed to certain risks relating to its ongoing business and investment activities. ProAssurance utilizes derivative instruments as part of its risk management strategy to reduce the market risk related to fluctuations in future interest rates associated with a portion of its variable-rate debt. As of March 31, 2018, ProAssurance has not designated any derivative instruments as hedging instruments and does not use derivative instruments for trading purposes.
ProAssurance utilizes an interest rate cap agreement with the objective of reducing the Company's exposure to interest rate risk related to its variable-rate Mortgage Loans. Additional information regarding the Company's Mortgage Loans is provided in Note 7. Under the terms of the interest rate cap agreement, ProAssurance paid a premium of $2 million in the fourth quarter of 2017 for the right to receive cash payments based upon a notional amount of $35 million if and when the three-month LIBOR rises above 235 basis points. The Company's variable-rate Mortgage Loans bear an interest rate of three-month LIBOR plus 132.5 basis points. Therefore, this derivative instrument is effectively ensuring the interest rate related to the Mortgage Loans is capped at a maximum of 367.5 basis points until expiration of the interest rate cap agreement in October 2027. ProAssurance has designated the interest rate cap as an economic hedge (non-hedging instrument) of interest rate exposure and any change in fair value of the derivative is immediately recognized in earnings during the period of change.
The following table provides a summary of the volume and fair value position of the interest rate cap as well as the reporting location in the Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017.

($ in thousands)		March 31, 2018			December 31, 2017
Derivatives Not Designated as Hedging Instruments	Location in the Condensed Consolidated Balance Sheets	Number of Instruments	Notional Amount (1)	Estimated Fair Value (2)	Number of Instruments	Notional Amount (1)	Estimated Fair Value (2)
Interest Rate Cap	Other assets	1	$35,000	$2,306	1	$35,000	$1,731
(1) Volume is represented by the derivative instrument's notional amount.
(2) Additional information regarding the fair value of the Company's interest rate cap is provided in Note 2.
The following table presents the pre-tax impact of the change in the fair value of the interest rate cap and the reporting location in the Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2018 and 2017.

		Gains (Losses) Recognized in Income on Derivatives
(In thousands)		Three Months Ended March 31
Derivatives Not Designated as Hedging Instruments	Location in the Condensed Consolidated Statements of Income and Comprehensive Income	2018	2017
Interest Rate Cap	Interest expense	$575	$—
As a result of this derivative instrument, ProAssurance is exposed to risk that the counterparty will fail to meet their contractual obligations. To mitigate this counterparty credit risk, ProAssurance only enters into derivative contracts with carefully selected major financial institutions based upon their credit ratings and monitors their creditworthiness. As of March 31, 2018, the counterparty had an investment grade rating of BBB- and has performed in accordance with their contractual obligations.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2018

9. Shareholders’ Equity
At March 31, 2018 and December 31, 2017, ProAssurance had 100 million shares of authorized common stock and 50 million shares of authorized preferred stock. The Board has the authority to determine provisions for the issuance of preferred shares, including the number of shares to be issued, the designations, powers, preferences and rights, and the qualifications, limitations or restrictions of such shares. To date, the Board has not approved the issuance of preferred stock.
ProAssurance declared cash dividends of $0.31 per share during the first quarters of both 2018 and 2017, totaling $16.6 million and $16.5 million, respectively.
At March 31, 2018, Board authorizations for the repurchase of common shares or the retirement of outstanding debt of $109.6 million remained available for use. ProAssurance did not repurchase any common shares during the three months ended March 31, 2018 and 2017.
Share-based compensation expense and related tax benefits were as follows:

	Three Months Ended March 31
(In thousands)	2018	2017
Share-based compensation expense	$902	$3,346
Related tax benefits	$190	$1,171
ProAssurance awarded approximately 85,800 restricted share units and 27,200 base performance share units to employees in February 2018. The fair value of each unit awarded was estimated at $44.73, equal to the market value of a ProAssurance common share on the date of grant less the estimated present value of dividends during the vesting period. All awards are charged to expense as an increase to additional paid-in capital over the service period (generally the vesting period) associated with the award. Restricted share units and performance share units vest in their entirety at the end of a three-year period following the grant date based on a continuous service requirement and, for performance share units, achievement of a performance objective. Partial vesting is permitted for retirees. A ProAssurance common share is issued for each unit once vesting requirements are met, except that units sufficient to satisfy required tax withholdings are paid in cash. The number of common shares issued for performance share units varies from 50% to 200% of base awards depending upon the degree to which stated performance objectives are achieved. ProAssurance issued approximately 52,800 and 80,600 common shares to employees in February 2018 related to restricted share units and performance share units, respectively, granted in 2015. Performance share units for the 2015 award were issued at a level of 125%.
ProAssurance issued approximately 2,500 common shares to employees in February 2018 as bonus compensation, as approved by the Compensation Committee of the Board. The shares issued were valued at fair value (the market price of a ProAssurance common share on the date of award).
Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)
For the three months ended March 31, 2018 and 2017, OCI was almost entirely comprised of unrealized gains and losses, including non-credit impairment losses, arising during the period related to fixed maturity available-for-sale securities, less reclassification adjustments, as shown in the table that follows, net of tax. For the three months ended March 31, 2018 and 2017, OCI included changes related to the reestimation of the defined benefit plan liability assumed in the Eastern acquisition which were nominal in amount. The defined benefit plan is frozen as to the earnings of additional benefits and the benefit plan liability is reestimated annually.
At March 31, 2018 and December 31, 2017, AOCI was almost entirely comprised of accumulated unrealized gains and losses from fixed maturity available-for-sale securities, including accumulated non-credit impairments recognized through OCI of $0.6 million and $0.5 million, respectively, net of tax. At March 31, 2018 and December 31, 2017, accumulated changes in the defined benefit plan liability not yet recognized in earnings were nominal in amount. Due to the adoption of accounting guidance in the first quarter of 2018 related to certain impacts of the TCJA, ProAssurance increased AOCI by approximately $3.4 million with a corresponding decrease to retained earnings of the same amount as of the beginning of 2018. See Note 1 for additional information on accounting guidance adopted during the period. At March 31, 2018 and December 31, 2017, tax effects were computed using the enacted federal corporate tax rate of 21% and 35%, respectively, with the exception of unrealized gains and losses on available-for-sale securities held at our U.K. and Cayman Islands entities which in both periods were immaterial in amount.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2018

Amounts reclassified from AOCI to net income and the amounts of deferred tax expense (benefit) included in OCI were as follows:

	Three Months Ended March 31
(In thousands)	2018	2017
Reclassifications from AOCI to net income:
Realized investment gains (losses)	$2,417	$1,616
Tax effect*	(508)	(566)
Net reclassification adjustments	$1,909	$1,050

Deferred tax expense (benefit) included in OCI	$(7,060)	$1,481
* Tax effects were computed using a 21% and 35% rate for the three months ended March 31, 2018 and 2017, respectively.
10. Variable Interest Entities
ProAssurance holds passive interests in a number of entities that are considered to be VIEs under GAAP guidance. ProAssurance's VIE interests principally consist of interests in LPs/LLCs formed for the purpose of achieving diversified equity and debt returns. At March 31, 2018, ProAssurance's VIE interests totaled $316.3 million carried as a part of investment in unconsolidated subsidiaries.
ProAssurance does not have power over the activities that most significantly impact the economic performance of these VIEs and thus is not the primary beneficiary. Therefore, ProAssurance has not consolidated these VIEs. ProAssurance’s involvement with each VIE is limited to its direct ownership interest in the VIE. Except for the funding commitments disclosed in Note 6, ProAssurance has no arrangements with any of the VIEs to provide other financial support to or on behalf of the VIE. At March 31, 2018, ProAssurance’s maximum loss exposure relative to these investments was limited to the carrying value of ProAssurance’s investment in the VIE.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2018

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

(In thousands, except per share data)	Three Months Ended March 31
	2018	2017
Weighted average number of common shares outstanding, basic	53,515	53,315
Dilutive effect of securities:
Restricted Share Units	82	78
Performance Share Units	66	121
Purchase Match Units	19	21
Weighted average number of common shares outstanding, diluted	53,682	53,535
Effect of dilutive shares on earnings per share	$—	$(0.01)
All dilutive common share equivalents are reflected in the earnings per share calculation while antidilutive common share equivalents are not reflected in the earnings per share calculation. There were no common share equivalents that were antidilutive for the three months ended March 31, 2018 or 2017.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2018

12. Segment Information
ProAssurance operates in four segments that are organized around the nature of the products and services provided: Specialty P&C, Workers' Compensation, Lloyd's Syndicate and Corporate. A description of each segment follows.
Specialty P&C is primarily focused on professional liability insurance and medical technology liability insurance. Professional liability insurance is primarily offered to healthcare providers and institutions and to attorneys and their firms. Medical technology liability insurance is offered to medical technology and life sciences companies that manufacture or distribute products including entities conducting human clinical trials. Prior to 2018, the Specialty P&C segment ceded certain premium to the Lloyd's Syndicate segment under a quota share agreement with Syndicate 1729; however, this agreement was not renewed on January 1, 2018. As discussed below, the Lloyd's Syndicate segment results are typically reported on a quarter delay. For consistency purposes, results from this ceding arrangement, other than cash receipts or disbursements, have been reported within the Specialty P&C segment on the same one-quarter delay.
Workers' Compensation provides workers' compensation products primarily to employers with 1,000 or fewer employees. The segment also offers alternative market solutions whereby policies written are 100% ceded either to captive insurers unaffiliated with ProAssurance or to SPCs operated by wholly owned subsidiaries of ProAssurance. Each SPC is owned, fully or in part, by an agency, group or association. Operating results (underwriting profit or loss, plus investment results reported in the Corporate segment) of the SPCs are due to the owners of that cell.
During the first quarter of 2018, ProAssurance reorganized its Cayman Islands SPC operations. Beginning in 2018, all new and renewing alternative market business previously ceded to the SPCs at Eastern Re, with the exception of one program, is now ceded to SPCs operated by a newly formed wholly owned Cayman Islands subsidiary, Inova Re. As part of the reorganization, all SPCs previously operated by Eastern Re, with the exception of one program, ceased assuming new and renewing business on or after January 1, 2018. The external cell owners' cumulative undistributed earnings and the results of all SPCs for the current period due to external cell owners continue to be reported as SPC dividends payable and SPC dividend expense, respectively.
Lloyd's Syndicate includes operating results from ProAssurance's 58% participation in Lloyd's of London Syndicate 1729. Syndicate 1729 underwrites risks over a wide range of property and casualty insurance and reinsurance lines in both the U.S. and international markets. The results of this segment are reported on a quarter delay, except when information is available that is material to the current period. Furthermore, investment results associated with the majority of investment assets solely allocated to Lloyd's Syndicate operations and certain U.S. paid administrative expenses are reported concurrently as that information is available on an earlier time frame. Beginning in 2018, ProAssurance increased its participation in the operating results of Syndicate 1729 from 58% to 62% and began its 100% participation in the operating results of Syndicate 6131 effective January 1, 2018; however, due to the quarter delay these changes will not be reflected in the Lloyd's Syndicate segment results until the second quarter of 2018. Syndicate 6131, a newly formed SPA, focuses on contingency and specialty property business.
Corporate includes ProAssurance's investment operations, interest expense and U.S. income taxes, all of which are managed at the corporate level with the exception of investment assets solely allocated to Lloyd's Syndicate operations as discussed above. The segment also includes non-premium revenues generated outside of the Company's insurance entities and corporate expenses.
The accounting policies of the segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements in ProAssurance’s December 31, 2017 report on Form 10-K and Note 1 of the Notes to Condensed Consolidated Financial Statements. ProAssurance evaluates performance of its Specialty P&C and Workers' Compensation segments based on before tax underwriting profit or loss, which excludes investment performance. Performance of the Lloyd's Syndicate segment is evaluated based on underwriting profit or loss, plus investment results of investment assets solely allocated to Lloyd's Syndicate operations, net of U.K. income tax expense. Performance of the Corporate segment is evaluated based on the contribution made to consolidated after-tax results. ProAssurance accounts for inter-segment transactions as if the transactions were to third parties at current market prices. Assets are not allocated to segments because investments and other assets are not managed at the segment level.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2018

Financial results by segment were as follows:

	Three Months Ended March 31, 2018
(In thousands)	Specialty P&C	Workers' Compensation	Lloyd's Syndicate	Corporate	Inter-segment Eliminations	Consolidated
Net premiums earned	$116,276	$58,407	$12,476	$—	$—	$187,159
Net investment income	—	—	751	21,276	—	22,027
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	1,640	—	1,640
Net realized gains (losses)	—	—	(54)	(12,463)	—	(12,517)
Other income (expense)	1,256	366	331	943	(173)	2,723
Net losses and loss adjustment expenses	(84,585)	(36,715)	(8,486)	—	—	(129,786)
Underwriting, policy acquisition and operating expenses	(28,276)	(17,333)	(7,246)	(4,678)	173	(57,360)
Segregated portfolio cells dividend (expense) income	30	(1,894)	—	117	—	(1,747)
Interest expense	—	—	—	(3,705)	—	(3,705)
Income tax benefit (expense)	—	—	(6)	3,428	—	3,422
Segment operating results	$4,701	$2,831	$(2,234)	$6,558	$—	$11,856
Significant non-cash items:
Depreciation and amortization, net of accretion	$1,867	$956	$(1)	$3,257	$—	$6,079

	Three Months Ended March 31, 2017
(In thousands)	Specialty P&C	Workers' Compensation	Lloyd's Syndicate	Corporate	Inter-segment Eliminations	Consolidated
Net premiums earned	$113,058	$55,283	$14,562	$—	$—	$182,903
Net investment income	—	—	372	22,814	—	23,186
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	1,808	—	1,808
Net realized gains (losses)	—	—	27	13,253	—	13,280
Other income (expense)	1,198	145	391	173	(86)	1,821
Net losses and loss adjustment expenses	(74,994)	(34,650)	(9,507)	—	—	(119,151)
Underwriting, policy acquisition and operating expenses	(25,977)	(16,691)	(6,211)	(8,315)	86	(57,108)
Segregated portfolio cells dividend (expense) income	28	(1,174)	—	(1,229)	—	(2,375)
Interest expense	—	—	—	(4,133)	—	(4,133)
Income tax benefit (expense)	—	—	7	1,217	—	1,224
Segment operating results	$13,313	$2,913	$(359)	$25,588	$—	$41,455
Significant non-cash items:
Depreciation and amortization, net of accretion	$1,911	$837	$(3)	$5,058	$—	$7,803

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2018

The following table provides detailed information regarding ProAssurance's gross premiums earned by product as well as a reconciliation to net premiums earned. All gross premiums earned are from external customers except as noted. ProAssurance's insured risks are primarily within the U.S.

	Three Months Ended March 31
(In thousands)	2018	2017
Specialty P&C Segment
Gross premiums earned:
Healthcare professional liability	$118,685	$117,051
Legal professional liability	6,391	6,317
Medical technology liability	8,512	8,312
Other	110	102
Ceded premiums earned	(17,422)	(18,724)
Segment net premiums earned	116,276	113,058

Workers' Compensation Segment
Gross premiums earned:
Traditional business	46,030	41,768
Alternative market business	19,381	19,446
Ceded premiums earned	(7,004)	(5,931)
Segment net premiums earned	58,407	55,283

Lloyd's Syndicate Segment
Gross premiums earned:
Property and casualty*	17,967	17,185
Ceded premiums earned	(5,491)	(2,623)
Segment net premiums earned	12,476	14,562

Consolidated net premiums earned	$187,159	$182,903
*Includes premium assumed from the Specialty P&C segment of $1.9 million for the three months ended March 31, 2018 and $3.5 million for the same respective period of 2017.

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
ProAssurance Overview
We report our results in four segments based on the operational focus of the segment. Our Specialty P&C segment includes our professional liability business and our medical technology liability business. Our Workers' Compensation segment includes workers' compensation insurance for employers, groups and associations. For the three months ended March 31, 2018 our Lloyd's Syndicate segment reflects operating results from our 58% participation in Syndicate 1729, which underwrites risks over a wide range of property and casualty insurance and reinsurance lines in both the U.S. and international markets. Information regarding Lloyd's operations derived from U.K. based entities is normally reported on a quarter delay, except when information is available that is material to the current period. Investment results associated with our FAL investments and certain U.S. paid administrative expenses are reported concurrently as that information is available on an earlier time frame. We increased our participation in the operating results of Syndicate 1729 from 58% to 62% and began our 100% participation in the operating results of Syndicate 6131 effective January 1, 2018; however, due to the quarter delay these changes will not be reflected in our Lloyd's Syndicate segment results until the second quarter of 2018. Syndicate 6131, a newly formed SPA, focuses on contingency and specialty property business. Our Corporate segment includes our investment operations, which are managed at the corporate level, except results associated with investment assets solely allocated to Lloyd's Syndicate operations, non-premium revenues generated outside of our insurance entities, corporate expenses, interest expense and U.S. income taxes. Additional information regarding our segments is included in Note 12 of the Notes to Condensed Consolidated Financial Statements and in Part I of our 2017 Form 10-K.
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
As of March 31, 2018, our reserve is comprised almost entirely of long-tail exposures. The estimation of long-tailed losses is inherently difficult and is subject to significant judgment on the part of management. Due to the nature of our claims, our loss costs, even for claims with similar characteristics, can vary significantly depending upon many factors, including but not limited to the specific characteristics of the claim and the manner in which the claim is resolved. Long-tailed insurance is characterized by the extended period of time typically required to assess the viability of a claim, potential damages, if any, and to then reach a resolution of the claim. The claims resolution process may extend to more than five years. The combination of continually changing conditions and the extended time required for claim resolution results in a loss cost estimation process that requires actuarial skill and the application of significant judgment, and such estimates require periodic modification.
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
Specialty P&C Segment. Loss costs within this segment are impacted by many factors, including but not limited to the nature of the claim, including whether or not the claim is an individual or a mass tort claim, the personal situation of the claimant or the claimant's family, the outcome of jury trials, the legislative and judicial climate where any potential litigation may occur, general economic conditions and, for claims involving bodily injury, the trend of healthcare costs. Within our Specialty P&C segment, for our HCPL business (74% of our consolidated gross reserve for losses and loss adjustment expenses as of December 31, 2017), we set an initial reserve using the average loss ratio used in our pricing, plus an additional provision in consideration of the historical loss volatility we and others in the industry have experienced. For our HCPL business our target loss ratio during recent accident years has ranged from 77% to 80% and the provision for loss volatility has ranged from 8 to 10 percentage points, producing an overall average initial loss ratio for our HCPL business of approximately 90%. Changes in observed claim frequency and/or severity can result in variations from these levels. The reasons for the variability in loss provisions from period to period have included additional loss activity within our excess and surplus lines business, provisions for losses in excess of policy limits, adjustments to unallocated loss adjustment expenses, adjustment to the reserve for the death, disability and retirement provisions in our policies and additional losses recorded for particular exposures, such as mass torts. These specific adjustments are made if we believe the results for a given accident year are likely to exceed those anticipated by our pricing. We believe use of a provision for volatility appropriately considers the inherent risks and limitations of our rate development process and the historic volatility of professional liability losses (the industry has experienced accident year loss ratios as high as 138% and as low as 54% over the past 30 years) and produces a reasonable best estimate of the reserve required to cover actual ultimate unpaid losses. A similar practice is followed for our legal professional liability business (3% of our consolidated gross reserve for losses and loss adjustment expenses as of December 31, 2017).
The risks insured in our medical technology liability business (5% of our consolidated gross reserve for losses and loss adjustment expenses as of December 31, 2017) are more varied, and policies are individually priced based on the risk characteristics of the policy and the account. The insured risks range from startup operations to large multinational entities and the larger entities often have significant deductibles or self-insured retentions. Reserves are established using our most recently developed actuarial estimates of losses expected to be incurred based on factors which include results from prior analysis of similar business, industry indications, observed trends and judgment. Claims in this line of business primarily involve bodily injury to individuals and are affected by factors similar to those of our HCPL line of business. For the medical technology liability business, we also establish an initial reserve using a loss ratio approach, including a provision in consideration of historical loss volatility that this line of business has exhibited.
Workers' Compensation Segment. Many factors affect the ultimate losses incurred for our workers' compensation coverages (14% of our consolidated gross reserve for losses and loss adjustment expenses as of December 31, 2017) including but not limited to the type and severity of the injury, the age and occupation of the injured worker, the estimated length of disability, medical treatment and related costs, and the jurisdiction and workers' compensation laws of the injury occurrence. We use various actuarial methodologies in developing our workers’ compensation reserve, combined with a review of the exposure base generally based upon payroll of the insured. For the current accident year, given the lack of seasoned information, the different actuarial methodologies produce results with significant variability; therefore, more emphasis is placed on supplementing results from the actuarial methodologies with trends in exposure base, medical expense inflation, general inflation, severity, and claim counts, among other things, to select an expected loss ratio.
Lloyd's Syndicate Segment. Due to the relatively short history of Syndicate 1729 (January 1, 2014) we are influenced by historical claims experience of the Lloyd's market for similar risks in estimating the appropriate initial reserves for our Lloyd's Syndicate segment (4% of our consolidated gross reserve for losses and loss adjustment expenses as of December 31, 2017). We expect loss ratios to fluctuate from quarter to quarter as Syndicate 1729 writes more business and the book begins to mature. Loss ratios can also fluctuate due to the timing of earned premium adjustments. Such adjustments may be the result of premiums for certain policies and assumed reinsurance contracts being reported subsequent to the coverage period and may be subject to adjustment based on loss experience. Premium and exposure for some of Syndicate 1729's insurance policies and reinsurance contracts are initially estimated and subsequently recorded over an extended period of time as reports are received under binding authority programs. When reports are received, the premium, exposure and corresponding loss estimates are revised accordingly. Changes in loss estimates due to premium or exposure fluctuations are incurred in the accident year in which the premium is earned.
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
The foundation of our reserve re-estimation process is an actuarial analysis based on our most recently available claims data and currently available industry trend information. Changes to previously established reserve estimates are recognized in the current period if management’s best estimate of ultimate losses differs from the estimate previously established. While management considers a variety of variables in determining its best estimate, in general, as claims age, our methodologies give more weight to actual loss costs which, for the majority of our reserves, continue to indicate that ultimate loss costs will be lower than our previous estimates. The discussion in our Critical Accounting Estimates section in Item 7 of our 2017 Form 10-K includes additional information regarding the methodologies used to evaluate our reserve.
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

Because of the implicit and wide-ranging nature of severity trend assumptions on the loss reserving process it is not practical to specifically isolate the impact of changing severity trends. However, because severity is an explicit component of our HCPL pricing process we can better isolate the impact that changing severity can have on our loss costs and loss ratios in regards to our pricing models for this business component. Our current HCPL pricing models assume a severity trend of 2% to 3% in most states and products. We have observed potentially higher severity trends in our case reserve estimates but these have not been confirmed by actual claim payments. If the severity trend were to be higher by 1 percentage point, the impact would be an increase in our expected loss ratio for this business of 3.2 percentage points, based on current claim disposition patterns. An increase in the severity trend of 3 percentage points would result in a 10.1 percentage point increase in our expected loss ratio. Due to the long-tailed nature of our claims and the previously discussed historical volatility of loss costs, selection of a severity trend assumption is a subjective process that is inherently likely to prove inaccurate over time. Given the long tail and volatility, we are generally cautious in making changes to the severity assumptions within our pricing models. All open claims and accident years are generally impacted by a change in the severity trend, which compounds the effect of such a change. Based on the weighted average of payments, typically 91% of our HCPL claims are resolved after eight years for a given accident year.
Although we remain uncertain regarding the ultimate severity trend to project into the future due to the long-tailed nature of our business, we have given consideration to observed loss costs in setting our rates. For our HCPL business this practice has generally resulted in rate reductions in recent years as claim frequency declined and remained at historically low levels. For example, on average, excluding our podiatry business acquired in 2009, we have gradually reduced the premium rates we charge on our standard physician renewal business (our largest HCPL line) by approximately 17% from the beginning of 2006 to December 31, 2016. During 2017, the average charged rates on our standard physician renewal business increased by 1% and we anticipate further gradual rate increases due to increasing loss severity. Loss ratios for recent accident years have thus remained fairly constant because expected loss changes have been reflected in our rates; however, we have recognized a higher current accident year net loss ratio for the three months ended March 31, 2018 due to those recent severity indications.
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
Loss Development
We recognized net favorable reserve development of $22.8 million during the three months ended March 31, 2018, of which favorable development of $20.6 million related to our Specialty P&C segment, $1.9 million related to our Workers' Compensation segment and $0.3 million related to our Lloyd's Syndicate segment.
Net favorable development recognized within the Specialty P&C segment was primarily attributable to the favorable resolution of HCPL claims during the period and an evaluation of established case reserves and paid claims data that indicated that the average severity trend associated with the remaining HCPL claims is less than we had previously estimated.
Net favorable development recognized within the Workers' Compensation segment included amortization of the purchase accounting fair value adjustment within the traditional business of $0.4 million for the three months ended March 31, 2018; the remaining net favorable development of $1.5 million for the three months ended March 31, 2018 was attributable to our SPCs which are evaluated at the cell level. Because a relatively small number of claims are open per cell, the closing of claims can affect the actuarial projections for the remaining open claims in the cell to an extent that indicates development should be recognized for the cell.
Net favorable development recognized within our Lloyd's Syndicate segment for the three months ended March 31, 2018 was attributable to actual loss experience proving to have been better than the Lloyd's market historical averages for similar risks which were used to establish initial reserves. See further discussion in our Segment Operating Results - Lloyd's Syndicate section that follows.

Investment Valuations
We record the majority of our investments at fair value as shown in the table below. At March 31, 2018 the distribution of our investments based on GAAP fair value hierarchies (levels) was as follows:

	Distribution by GAAP Fair Value Hierarchy
	Level 1	Level 2	Level 3	Not Categorized	Total Investments
Investments recorded at:
Fair value	22%	63%	1%	9%	95%
Other valuations					5%
Total Investments					100%
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. All of our fixed maturity and equity investments are carried at fair value. Our short-term securities are carried at amortized cost, which approximates fair value.
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
Level 2 Investments
Most fixed income securities do not trade daily; and thus, exchange-traded prices are generally not available for these securities. However, market information (often referred to as observable inputs or market data, including but not limited to, last reported trade, non-binding broker quotes, bids, benchmark yield curves, issuer spreads, two sided markets, benchmark securities, offers and recent data regarding assumed prepayment speeds, cash flow and loan performance data) is available for most of our fixed income securities. We determine fair value for a large portion of our fixed income securities using available market information. In accordance with GAAP, for disclosure purposes we classify securities valued based on multiple market observable inputs as Level 2 securities.
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
Nonrecurring Fair Value Measurements
We measure the fair value of certain assets on a nonrecurring basis when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. These assets include investments carried at principally cost, investments in tax credit partnerships and equity method investments that do not provide a NAV, fixed assets, goodwill and other intangible assets.
Investments - Other Valuation Methodologies
Certain of our investments, in accordance with GAAP for the type of investment, are measured using methodologies other than fair value. At March 31, 2018, these investments represented approximately 5% of total investments, and are detailed in the following table. Additional information about these investments is provided in Notes 2 and 3 of the Notes to Condensed Consolidated Financial Statements.

(In millions)	Carrying Value	GAAP Measurement Method
Other investments:
Other, principally FHLB capital stock	$2.9	Principally Cost
Investment in unconsolidated subsidiaries:
Investments in tax credit partnerships	86.2	Equity
Equity method investments, primarily LPs/LLCs	37.7	Equity
	123.9
BOLI	62.6	Cash surrender value
Total investments - Other valuation methodologies	$189.4
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
Asset-backed debt securities that have been impaired due to credit reasons or are below investment grade quality are accounted for under the effective yield method. Under the effective yield method, estimates of cash flows expected over the life of asset-backed securities are then used to recognize income on the investment balance for subsequent accounting periods.
Deferred Policy Acquisition Costs
Policy acquisition costs (primarily commissions, premium taxes and underwriting salaries) which are directly related to the successful acquisition of new and renewal premiums are capitalized as DPAC and charged to expense, net of ceding commissions earned, as the related premium revenue is recognized. We evaluate the recoverability of our DPAC at the segment level each reporting period, and any amounts estimated to be unrecoverable are charged to expense in the current period. As of March 31, 2018 we have not determined that any amounts are unrecoverable.
Estimation of Taxes / Tax Credits
For interim periods, we determine our provision (benefit) for income taxes based on our current estimate of our annual effective tax rate. Items which are unusual, infrequent, or that cannot be reliably estimated are considered in the effective tax rate in the period in which the item is included in income, and are referred to as discrete items. In calculating our estimated annual effective tax rate, we include the estimated benefit of tax credits for the annual period based on the most recently available information provided by the tax credit partnership; the actual amounts of credits provided by the tax credit partnerships may prove to be different than our estimates. The effect of such differences is recognized in the period identified.
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
A valuation allowance has been established against the full value of the deferred tax asset related to the NOL carryforwards for the U.K. operations as management concluded that it was more likely than not that the deferred tax asset will not be realized. See further discussion in Note 5 of the Notes to Consolidated Financial Statements in our December 31, 2017 Form 10-K.
Tax Cuts and Jobs Act
The TCJA was signed into law on December 22, 2017 and contains several key provisions that impact our business, including the reduction of the corporate tax rate to 21% effective January 1, 2018, the reduction in the amount of executive compensation that could qualify as a tax deduction, a minimum tax on payments made to related foreign entities and a change in how property and casualty taxpayers discount loss reserves. See Note 4 of the Notes to Condensed Consolidated Financial Statements for discussion of the current status of our accounting for certain provisions of the TCJA.
Effective January 1, 2018, the TCJA introduced a minimum tax on payments made to related foreign entities referred to as the BEAT. The BEAT is imposed by adding back into the U.S. tax base any base erosion payment made by the U.S. taxpayer to a related foreign entity and applying a minimum tax rate to this newly calculated modified taxable income. Base erosion payments represent any amount paid or accrued by the U.S. taxpayer to a related foreign entity for which a deduction is allowed. Premiums we cede to the SPCs at our newly formed wholly owned Cayman Islands reinsurance subsidiary, Inova Re, do not fall within the scope of base erosion payments as the SPCs at Inova Re intend to elect to be taxed as U.S. taxpayers. However, premiums that we cede to any active SPC at our other wholly owned Cayman Islands reinsurance subsidiary, Eastern Re, fall within the scope of the base erosion payments and therefore could be significantly impacted by the BEAT. See further discussion on our new subsidiary, Inova Re, and our Cayman Islands SPC operations in the Segment Operating Results - Workers' Compensation section that follows. We have evaluated our exposure to the BEAT and have concluded that our outbound deductible payments to related foreign entities are below the threshold for application of the BEAT; therefore, we have not recognized any incremental tax expense for the BEAT for the three months ended March 31, 2018.
Unrecognized Tax Benefits
We evaluate tax positions taken on tax returns and recognize positions in our financial statements when it is more likely than not that we will sustain the position upon resolution with a taxing authority. If recognized, the benefit is measured as the largest amount of benefit that has a greater than 50% probability of being realized. We review uncertain tax positions each period, considering changes in facts and circumstances, such as changes in tax law, interactions with taxing authorities and developments in case law, and make adjustments as we consider necessary. Adjustments to our unrecognized tax benefits may affect our income tax expense, and settlement of uncertain tax positions may require the use of cash. Other than differences related to timing, no significant adjustments were considered necessary during the three months ended March 31, 2018 or 2017. At March 31, 2018, our liability for unrecognized tax benefits approximated $4.6 million.
Goodwill
We evaluate goodwill for impairment annually on October 1 and upon the occurrence of certain triggering events or substantive changes in circumstances that indicate the fair value of goodwill may be impaired. Impairment of goodwill is tested at the reporting unit level, which is consistent with the reportable segments identified in Note 12 of the Notes to Condensed Consolidated Financial Statements. Of the four reporting units, two have goodwill - Specialty P&C and Workers' Compensation. As of October 1, 2017, we performed a qualitative goodwill impairment assessment for both our Specialty P&C and Workers' Compensation segments. As of the most recent evaluation date, management concluded that it was not more likely than not that the fair values of each of the Specialty P&C and Workers' Compensation reporting units was less than their respective carrying values; therefore, no further impairment testing was required. There have been no events or changes in circumstances since that evaluation date that would indicate the carrying amount of goodwill is not recoverable. Additional information regarding our goodwill assessment at the reporting unit level is included in Note 1 of the Notes to Consolidated Financial Statements included in ProAssurance's December 31, 2017 Form 10-K.

Intangibles
Intangible assets with definite lives are amortized over the estimated useful life of the asset. Amortizable intangible assets primarily consist of agency and policyholder relationships, renewal rights and trade names. Intangible assets with an indefinite life, primarily state licenses, are not amortized. Intangible assets are evaluated for impairment on an annual basis. Additional information regarding intangible assets is included in Note 1 of the Notes to Consolidated Financial Statements included in ProAssurance's December 31, 2017 Form 10-K.
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
Accounting Changes
We did not adopt any accounting changes or have any change in accounting estimate or policy that had a material effect on our results of operations or financial position during the three months ended March 31, 2018. We are not aware of any accounting changes not yet adopted as of March 31, 2018 that would have a material effect on our results of operations or financial position. Note 1 of the Notes to Condensed Consolidated Financial Statements provides additional detail regarding accounting changes.

Liquidity and Capital Resources and Financial Condition
Overview
ProAssurance Corporation is a holding company and is a legal entity separate and distinct from its subsidiaries. As a holding company our principal source of external revenue is our investment revenues. In addition, dividends from our operating subsidiaries represent a significant source of funds for our obligations, including debt service and shareholder dividends. At March 31, 2018, we held cash and liquid investments of approximately $103 million outside our insurance subsidiaries that were available for use without regulatory approval or other restriction. As of April 30, 2018, we also have an additional $120 million in permitted borrowings under our Revolving Credit Agreement, which includes $3 million of the balance outstanding at March 31, 2018 that was repaid in April 2018. Additionally, we have available an accordion feature which, if subscribed successfully, would allow another $50 million in available funds as discussed in this section under the heading "Debt."
Our operating subsidiaries did not pay us any dividends during the three months ended March 31, 2018. However, we anticipate that our operating subsidiaries will pay dividends to us of approximately $80 million in May 2018, which will include extraordinary dividends from our insurance subsidiaries of $48 million. Dividends to be paid in May have not been included in our cash and liquid investments held outside of our insurance subsidiaries at March 31, 2018. Excluding the dividends to be paid in May 2018, our insurance subsidiaries, in the aggregate, are permitted to pay additional dividends of approximately $99 million over the remainder of 2018 without prior approval of state insurance regulators. However, the payment of any dividend requires prior notice to the insurance regulator in the state of domicile, and the regulator may reduce or prevent the dividend if, in its judgment, payment of the dividend would have an adverse effect on the surplus of the insurance subsidiary. We make the decision to pay dividends from an insurance subsidiary based on the capital needs of that subsidiary, and may pay less than the permitted dividend or may also request permission to pay an additional amount (an extraordinary dividend).
Cash Flows
Cash flows between periods compare as follows:

	Three Months Ended March 31
(In thousands)	2018 vs 2017	2017 vs 2016
Increase (decrease) in net cash provided (used) by:
Operating activities	$3,982	$11,400
Investing activities	(39,574)	218,506
Financing activities	(40,227)	(201,547)
Increase (decrease) in cash and cash equivalents	$(75,819)	$28,359
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
During the first quarter of 2018, we retrospectively adopted accounting guidance that resulted in a change in classification of distributions received from unconsolidated subsidiaries. Additional information regarding the impact of accounting guidance adopted during the current period can be found in Note 1 to the Notes to Condensed Consolidated Financial Statements.
The increase in operating cash flows for the three months ended March 31, 2018 as compared to three months ended March 31, 2017 was primarily due to an increase in premium receipts of $10.6 million, driven by our Workers' Compensation segment, and a decrease in cash paid for operating expenses of $2.8 million, driven by a decrease in share-based compensation expenses and other compensation related costs in our Corporate segment. These increases in operating cash flows were partially offset by an increase in paid losses of $6.5 million, driven by our Lloyd's Syndicate segment primarily due to losses related to 2017 Hurricanes Harvey, Irma and Maria, and a decrease in cash received from investment income of $2.3 million due to a decline in distributed earnings from our unconsolidated subsidiaries.
The increase in operating cash flows for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 was primarily due to a decrease in loss payments of $18.3 million, driven by our Specialty P&C segment, an increase in premium receipts of $11.5 million, driven by our Specialty P&C and Workers' Compensation segments, and an increase in cash received from investment income of $3.5 million. These increases in operating cash flows were largely offset by the effect of a $15.0 million tax refund received in 2016 for the 2015 tax year and an increase in cash paid for operating expenses of $6.3 million in the three months ended March 31, 2017 (no individually significant variances in expense categories).

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
Our financing cash flows are primarily composed of dividend payments and borrowings and repayments under our Revolving Credit Agreement. See further discussion of our financing activities in this section under "Financing Activities and Related Cash Flows."

Operating Activities and Related Cash Flows
Reinsurance
Within our Specialty P&C segment, we use insurance and reinsurance (collectively, “reinsurance”) to provide capacity to write larger limits of liability, to provide reimbursement for losses incurred under the higher limit coverages we offer and to provide protection against losses in excess of policy limits. Within our Workers' Compensation segment, we use reinsurance to reduce our net liability on individual risks, to mitigate the effect of significant loss occurrences (including catastrophic events), to stabilize underwriting results, and to increase underwriting capacity by decreasing leverage. In both the Specialty P&C and Workers' Compensation segments, we use reinsurance in risk sharing arrangements to align our objectives with those of our strategic business partners and to provide custom insurance solutions for large customer groups. Prior to 2018, we had a quota share arrangement with Syndicate 1729 which was established to provide an initial premium base for Syndicate 1729 which was not renewed on January 1, 2018. The purchase of reinsurance does not relieve us from the ultimate risk on our policies; however, it does provide reimbursement for certain losses we pay. We pay our reinsurers a premium in exchange for reinsurance of the risk. In the majority of our excess of loss arrangements, the premium due to the reinsurer is determined by the loss experience of the business reinsured, subject to certain minimum and maximum amounts. Until all loss amounts are known, we estimate the premium due to the reinsurer. Changes to the estimate of premium owed under reinsurance agreements related to prior periods are recorded in the period in which the change in estimate occurs and can have a significant effect on net premiums earned.
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
Coverage up to $9M; 10% Retained(1)
100% Retained up to $1M(2)
Coverage up to $119.5M per loss event; 0% Retained
100% Retained up to $500K

Healthcare Professional Liability	Medical Technology & Life Sciences Products	Workers' Compensation - Traditional
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
During the three months ended March 31, 2018, we wrote workers' compensation and healthcare professional liability policies in our alternative market business generating premium of approximately $32.4 million. These policies are reinsured to the SPCs of our wholly owned subsidiaries, Eastern Re and Inova Re, domiciled in the Cayman Islands, net of a ceding commission. See further discussion on our SPC operations at Eastern Re and Inova Re in the Segment Operating Results - Workers' Compensation section that follows. The alternative market workers' compensation policies are ceded to the SPCs under 100% quota share reinsurance agreements and then further reinsured under an aggregate excess of loss reinsurance arrangement. The alternative market professional liability policies are ceded to the SPCs under either excess of loss or quota share reinsurance agreements, depending on the structure of the individual program, and the portion of the risk that is not ceded to an SPC may also be reinsured under our standard healthcare professional liability reinsurance program depending on the policy limits provided. The remaining premium written in our alternative market business of $3.4 million for the three months ended March 31, 2018 is 100% ceded to unaffiliated captive insurers.
Each SPC has preferred shareholders or participants and the underwriting profit or loss of each cell accrues fully to these preferred shareholders or participants. We participate in certain SPCs and as of March 31, 2018, our ownership interest in the SPCs in which we participate is as low as 25% and as high as 85%.
As previously discussed, for the workers' compensation business ceded to Eastern Re and Inova Re, each SPC has in place its own reinsurance arrangements; which are illustrated in the following table.
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

•
Beginning in 2018, external excess of loss reinsurance will be utilized by Syndicate 1729 to manage the net loss exposure on the specialty property and contingency coverages ceded to Syndicate 6131 (see further discussion in Segment Operating Results - Lloyd's Syndicate section that follows).

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
Litigation
We are involved in various legal actions related to insurance policies and claims handling including, but not limited to, claims asserted against us by policyholders. These types of legal actions arise in the ordinary course of business and, in accordance with GAAP for insurance entities, are generally considered as a part of our loss reserving process, which is described in detail in our Critical Accounting Estimates section under the heading "Reserve for Losses and Loss Adjustment Expenses." We also have other direct actions against the Company unrelated to our claims activity which we evaluate and account for as a part of our other liabilities. For these corporate legal actions, we evaluate each case separately and establish what we believe is an appropriate reserve based on GAAP guidance related to contingent liabilities. As of March 31, 2018 there were no material reserves established for corporate legal actions.
Taxes
We are subject to the tax laws and regulations of the U.S. and U.K. We file a consolidated U.S. federal income tax return that includes the holding company and its U.S. subsidiaries. Our filing obligations include a requirement to make quarterly payments of estimated taxes to the IRS using the corporate tax rate effective for the tax year. As a result of the TCJA that was signed into law at the end of 2017, the corporate tax rate effective for the 2018 tax year is 21% as compared to 35% for the 2017 tax year; however, the lower corporate tax rate had no material effect on our liquidity for the three months ended March 31, 2018.

Investing Activities and Related Cash Flows
Our investments at March 31, 2018 and December 31, 2017 are comprised as follows:

	March 31, 2018		December 31, 2017
($ in thousands)	Carrying Value	% of Total Investment	Carrying Value	% of Total Investment
Fixed maturities, available for sale
U.S. Treasury obligations	$129,751	4%	$133,627	4%
U.S. Government-sponsored enterprise obligations	29,959	1%	20,956	1%
State and municipal bonds	329,995	9%	632,243	17%
Corporate debt	1,248,263	36%	1,167,158	31%
Residential mortgage-backed securities	215,420	6%	197,844	5%
Commercial mortgage-backed securities	44,082	1%	26,703	1%
Other asset-backed securities	156,213	5%	101,711	3%
Total fixed maturities, available for sale	2,153,683	62%	2,280,242	62%

Fixed maturities, trading	4,148	< 1%	—	—%
Equity investments	492,159	14%	470,609	13%
Short-term investments	349,119	10%	432,126	12%
BOLI	62,562	2%	62,113	1%
Investment in unconsolidated subsidiaries	401,030	11%	330,591	9%
Other investments	35,944	1%	110,847	3%
Total investments	$3,498,645	100%	$3,686,528	100%

The distribution of our investments in available-for-sale fixed maturity securities by rating were as follows:

	March 31, 2018		December 31, 2017
($ in thousands)	Carrying Value	% of Total Investment	Carrying Value	% of Total Investment
Rating*
AAA	$624,840	29%	$617,091	27%
AA+	126,911	6%	183,221	8%
AA	102,636	5%	173,488	8%
AA-	145,247	7%	195,110	9%
A+	216,128	10%	210,263	9%
A	320,244	15%	296,852	13%
A-	205,556	10%	202,581	9%
BBB+	107,529	5%	103,023	4%
BBB	108,631	5%	100,025	4%
BBB-	49,475	2%	48,207	2%
Below investment grade	117,519	5%	119,310	6%
Not rated	28,967	1%	31,071	1%
Total	$2,153,683	100%	$2,280,242	100%
*Average of three NRSRO sources, presented as an S&P equivalent. Source: S&P, Copyright ©2017, S&P Global Market Intelligence

A detailed listing of our investment holdings as of March 31, 2018 is located under the Financial Information heading on the Investor Relations page of our website which can be reached directly at www.proassurance.com/investmentholdings, or through links from the Investor Relations section of our website, investor.proassurance.com.
We manage our investments to ensure that we will have sufficient liquidity to meet our obligations, taking into consideration the timing of cash flows from our investments, including interest payments, dividends and principal payments, as well as the expected cash flows to be generated by our operations. In addition to the interest and dividends we will receive, we anticipate that between $50 million and $60 million of our investments will mature (or be paid down) each quarter over the next twelve months and become available, if needed, to meet our cash flow requirements. The primary outflow of cash at our insurance subsidiaries is related to paid losses and operating costs, including income taxes. The payment of individual claims cannot be predicted with certainty; therefore, we rely upon the history of paid claims in estimating the timing of future claims payments. To the extent that we may have an unanticipated shortfall in cash, we may either liquidate securities or borrow funds under existing borrowing arrangements through our Revolving Credit Agreement and the FHLB system. As of April 30, 2018, $170 million could be made available for use through our Revolving Credit Agreement, as discussed in this section under the heading "Debt." Given the duration of our investments, we do not foresee a shortfall that would require us to meet operating cash needs through additional borrowings. Additional information regarding the Revolving Credit Agreement is detailed in Note 7 of the Notes to Condensed Consolidated Financial Statements.
As discussed in Note 3 of the Notes to Condensed Consolidated Financial Statements, our fixed maturity and short-term investments include securities deposited with Lloyd's in order to meet our FAL requirement. At March 31, 2018 securities on deposit with Lloyd's included fixed maturities having a fair value of $123.5 million and short-term investments with a fair value of $0.4 million.
Our investment portfolio continues to be primarily composed of high quality fixed income securities with approximately 94% of our fixed maturities being investment grade securities as determined by national rating agencies. The weighted average effective duration of our fixed maturity securities at March 31, 2018 was 3.42 years; the weighted average effective duration of our fixed maturity securities combined with our short-term securities was 2.94 years.
The carrying value and unfunded commitments for certain of our investments were as follows:

	Carrying Value		March 31, 2018
($ in thousands, except expected funding period)	March 31, 2018	December 31, 2017	Unfunded Commitment	Expected funding period in years
Qualified affordable housing project tax credit partnerships (1)	$80,507	$84,607	$1,208	6
Historic tax credit partnerships (2)	5,735	6,118	1,794	1
All other investments, primarily investment fund LPs/LLCs	314,788	294,924	151,254	6
Total	$401,030	$385,649	$154,256
(1) The carrying value reflects our total commitments (both funded and unfunded) to the partnerships, less any amortization, since our initial investment. We fund these investments based on funding schedules maintained by the partnerships.

(2) The carrying value reflects our funded commitments less any amortization.
Investment fund LPs/LLCs are by nature less liquid and may involve more risk than other investments. We manage our risk through diversification of asset class and geographic location. At March 31, 2018, we had investments in 30 separate investment funds with a total carrying value, as shown in the table above, which represented approximately 9% of our total investments. We review and monitor the performance of these investments on a quarterly basis.

Financing Activities and Related Cash Flows
Treasury Shares
During the three months ended March 31, 2018 and 2017, we did not repurchase any common shares and, as of April 30, 2018, our remaining Board authorization was approximately $109.6 million.
ProAssurance Shareholder Dividends
Our Board declared quarterly cash dividends of $0.31 per share during the first quarters of both 2018 and 2017, each of which was paid in the following quarter. Dividends paid in the first quarters of both 2018 and 2017 included special dividends of $4.69 per share, declared in the fourth quarter of each of the previous years. Any decision to pay future cash dividends is subject to the Board’s final determination after a comprehensive review of financial performance, future expectations and other factors deemed relevant by the Board.
Debt
At March 31, 2018 our debt included $250 million of outstanding unsecured senior notes. The notes bear interest at 5.3% annually and are due in 2023 although they may be redeemed in whole or part prior to maturity. There are no financial covenants associated with these notes.
We have a Revolving Credit Agreement which may be used for general corporate purposes, including, but not limited to, short-term working capital, share repurchases as authorized by the Board and support for other activities. Our Revolving Credit Agreement permits borrowings of up to $200 million, and has available a $50 million accordion feature, which, if successfully subscribed, would expand permitted borrowings up to $250 million. During the first quarter of 2018, we repaid $40 million of the balance outstanding on the Revolving Credit Agreement, and at March 31, 2018, our outstanding borrowing was $83 million, on a fully secured basis. In April 2018, we repaid $3 million of the balance outstanding on the Revolving Credit Agreement, and the remaining outstanding borrowing is repayable or renewable in the second quarter of 2018. Repayment can be deferred until expiration of the Revolving Credit Agreement in June 2020. We are in compliance with the financial covenants of the Revolving Credit Agreement.
During 2017, two of our subsidiaries each entered into ten-year mortgage loans collectively totaling approximately $40 million (Mortgage Loans) with one lender in connection with the recapitalization of two office buildings. The Mortgage Loans mature in December 2027 and accrue interest at three-month LIBOR plus 132.5 basis points with principal and interest payable on a quarterly basis. We are in compliance with the financial covenant of the Mortgage Loans.
Additional information regarding our debt is provided in Note 7 of the Notes to Condensed Consolidated Financial Statements.
During 2017, we entered into an interest rate cap agreement with a notional amount of $35 million to manage our exposure to increases in LIBOR on our Mortgage Loans. Per the interest rate cap agreement, we are entitled to receive cash payments if and when the three-month LIBOR exceeds 235 basis points. Additional information on our interest rate cap agreement is provided in Note 8 of the Notes to Condensed Consolidated Financial Statements.
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

Results of Operations – Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
Selected consolidated financial data for each period is summarized in the table below.

	Three Months Ended March 31
($ in thousands, except per share data)	2018	2017	Change
Revenues:
Net premiums written	$215,132	$204,227	$10,905
Net premiums earned	$187,159	$182,903	$4,256
Net investment result	23,667	24,994	(1,327)
Net realized investment gains (losses)	(12,517)	13,280	(25,797)
Other income	2,723	1,821	902
Total revenues	201,032	222,998	(21,966)

Expenses:
Net losses and loss adjustment expenses	129,786	119,151	10,635
Underwriting, policy acquisition and operating expenses	57,360	57,108	252
Segregated portfolio cells dividend expense (income)	1,747	2,375	(628)
Interest expense	3,705	4,133	(428)
Total expenses	192,598	182,767	9,831
Income before income taxes	8,434	40,231	(31,797)
Income tax expense (benefit)	(3,422)	(1,224)	(2,198)
Net income	$11,856	$41,455	$(29,599)
Non-GAAP operating income	$21,487	$33,401	$(11,914)
Earnings per share:
Basic	$0.22	$0.78	$(0.56)
Diluted	$0.22	$0.77	$(0.55)
Non-GAAP operating earnings per share:
Basic	$0.40	$0.63	$(0.23)
Diluted	$0.40	$0.62	$(0.22)
Net loss ratio	69.3%	65.1%	4.2	pts
Underwriting expense ratio	30.6%	31.2%	(0.6)	pts
Combined ratio	99.9%	96.3%	3.6	pts
Operating ratio	88.1%	83.6%	4.5	pts
Effective tax rate	(40.6%)	(3.0%)	(37.6)	pts
Return on equity*	3.0%	9.1%	(6.1)	pts

*Annualized
In all tables that follow, the abbreviation "nm" indicates that the information or the percentage change is not meaningful.

Executive Summary of Operations
The following sections provide an overview of our consolidated and segment results of operations for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. See the Segment Operating Results sections that follow for additional information regarding each segment's operating results.
Revenues
The following table shows our consolidated and segment net premiums earned:

	Three Months Ended March 31
($ in thousands)	2018	2017	Change
Net premiums earned
Specialty P&C	$116,276	$113,058	$3,218	2.8%
Workers' Compensation	58,407	55,283	3,124	5.7%
Lloyd's Syndicate	12,476	14,562	(2,086)	(14.3%)
Consolidated total	$187,159	$182,903	$4,256	2.3%
Consolidated net premiums earned increased during the three months ended March 31, 2018 as compared to the same respective period of 2017 driven by increases in net premiums earned in our Specialty P&C and Workers' Compensation segments, partially offset by a decrease in net premiums earned in our Lloyd's Syndicate segment. The decrease in net premiums earned in our Lloyd's Syndicate segment was due to the effect of an increase in ceded premiums earned which reflected the impact of higher ceded premiums written during the preceding twelve months due to a revision in our reinsurance agreements at the beginning of 2017. See further discussion in our Segment Operating Results - Lloyd's Syndicate section that follows.
The following table shows our consolidated net investment result:

	Three Months Ended March 31
($ in thousands)	2018	2017	Change
Net investment income	$22,027	$23,186	$(1,159)	(5.0%)
Equity in earnings (loss) of unconsolidated subsidiaries	1,640	1,808	(168)	(9.3%)
Net investment result	$23,667	$24,994	$(1,327)	(5.3%)
The decrease in our consolidated net investment result for the three months ended March 31, 2018 was primarily attributable to a decrease in net investment income of $1.2 million due to reduced earnings from our fixed income portfolio, which reflected lower average investment balances and, to a lesser extent, a decrease in earnings from our unconsolidated subsidiaries. The decrease in earnings from our unconsolidated subsidiaries reflected an increase in partnership operating losses related to our tax credit partnerships as compared to the same period of 2017, almost entirely offset by an increase in our allocable portion of earnings from our investments in LPs/LLCs.
The following table shows our total consolidated net realized investment gains (losses):

	Three Months Ended March 31
($ in thousands)	2018	2017	Change
Net impairment losses recognized in earnings	$—	$(171)	$171	nm
Other net realized investment gains (losses)	(12,517)	13,451	(25,968)	(193.1%)
Net realized investment gains (losses)	$(12,517)	$13,280	$(25,797)	(194.3%)
During the 2018 three-month period, we did not recognize any OTTI in earnings. During the 2017 three-month period, we recognized OTTI in earnings of $0.2 million and $0.2 million of non-credit OTTI in OCI, both of which related to corporate bonds.
Other net realized investment losses during the three months ended March 31, 2018 primarily reflected decreases in the value of our equity trading portfolio whereas other net realized investment gains during the three months ended March 31, 2017 primarily reflected increases in the value of our equity trading portfolio. See further discussion in our Segment Operating Results - Corporate section that follows.

Expenses
The following table shows our consolidated and segment net loss ratios and net loss development:

	Three Months Ended March 31
($ in millions)	2018	2017	Change
Current accident year net loss ratio
Consolidated ratio	81.5%	80.9%	0.6	pts
Specialty P&C	90.4%	88.7%	1.7	pts
Workers' Compensation	66.1%	67.0%	(0.9)	pts
Lloyd's Syndicate	70.7%	72.9%	(2.2)	pts

Calendar year net loss ratio
Consolidated ratio	69.3%	65.1%	4.2	pts
Specialty P&C	72.7%	66.3%	6.4	pts
Workers' Compensation	62.9%	62.7%	0.2	pts
Lloyd's Syndicate	68.0%	65.3%	2.7	pts

Favorable (unfavorable) net loss development, prior accident years
Consolidated	$22.8	$28.8	$(6.0)
Specialty P&C	$20.6	$25.3	$(4.7)
Workers' Compensation	$1.9	$2.4	$(0.5)
Lloyd's Syndicate	$0.3	$1.1	$(0.8)
Our consolidated current accident year net loss ratio increased 0.6 percentage points for the 2018 three-month period as compared to the same period of 2017 driven by a higher current accident year net loss ratio in our Specialty P&C segment, partially offset by a lower current accident year net loss ratio in our Workers' Compensation segment. The higher current accident year net loss ratio in our Specialty P&C segment was primarily due to both higher volume of earned premium as well as an increase in expected losses in our excess and surplus lines business during the 2018 three-month period. The lower current accident year net loss ratio in our Workers' Compensation segment for the 2018 three-month period was primarily due to a reduction in overall claim results in the alternative market business. See further discussion in the Segment Operating Results - Specialty P&C and Workers' Compensation sections that follow.
In both the 2018 and 2017 three-month periods, our consolidated calendar year net loss ratio was lower than our consolidated current accident year net loss ratio due to the recognition of net favorable loss development, as shown in the previous table.
Our consolidated and segment underwriting expense ratios were as follows:

	Three Months Ended March 31
	2018	2017	Change
Underwriting Expense Ratio
Consolidated	30.6%	31.2%	(0.6)	pts
Specialty P&C	24.3%	23.0%	1.3	pts
Workers' Compensation	29.7%	30.2%	(0.5)	pts
Lloyd's Syndicate	58.1%	42.7%	15.4	pts
Corporate*	2.5%	4.5%	(2.0)	pts
*There are no net premiums earned associated with the Corporate segment. Ratios shown are the contribution of the Corporate segment to the consolidated ratio (Corporate operating expenses divided by consolidated net premium earned).

Our consolidated underwriting expense ratio decreased slightly for the 2018 three-month period as compared to the same respective period of 2017 primarily due to a decrease in consolidated operating expenses, partially offset by an increase in consolidated DPAC amortization. The decrease in consolidated operating expenses in the 2018 three-month period was driven by our Corporate segment primarily due to a decrease in share-based compensation expenses and other compensation related costs as compared to the same respective period of 2017. The impact to the consolidated underwriting expense ratio due to the increase in consolidated DPAC amortization in the 2018 three-month period was driven by our Specialty P&C segment primarily due to higher acquisition costs.
Taxes
Our projected annual effective tax rates for 2018 and 2017 were a benefit of 2.4% and an expense of 4.8% at March 31, 2018 and 2017, respectively, before discrete items were considered. Our projected annual effective tax rates for both the 2018 and 2017 three-month periods were different from the statutory federal income tax rate primarily due to a portion of our investment income being tax-exempt and the utilization of tax credits transferred to us from our tax credit partnership investments. Discrete items further reduced our projected annual effective tax rates for the 2018 and 2017 three-month periods by 38.2% and 7.8%, respectively, resulting in a total effective tax rate of a benefit of 40.6% and a benefit 3.0%, respectively. Due to the TCJA, the statutory federal income tax rate used to develop the projected annual effective tax rate for 2018 was lower than the statutory federal income tax rate used to develop the projected annual effective tax rate for 2017. The effect of the lower statutory federal income tax rate and our ability to utilize tax credits in the current tax year and previous tax year through carryback provisions of the tax law resulted in our projected annual effective tax rate of a benefit of 2.4% at March 31, 2018.
Our calculation of our projected annual effective tax rate during interim periods has historically included an estimate of annual net realized investment gains and losses based on year-to-date results. Due to the recent volatility in the securities markets, we believe that projections for changes in net realized investment gains and losses during the year cannot be reliably estimated and could cause a significant distortion in the projected annual effective tax rate. Therefore, beginning in the first quarter of 2018, net realized investment gains and losses are treated as discrete items and reflected in the effective tax rate in the period in which they are included in income. This treatment of net realized investment losses of $12.5 million for the three months ended March 31, 2018 accounted for 34.7% of the 38.2% reduction in the projected annual effective tax rate due to discrete items.
Operating Ratio and ROE
Our operating ratio (calculated as our combined ratio, less our investment income ratio) increased by 4.5 percentage points in the three months ended March 31, 2018 as compared to the same respective period of 2017. The increase primarily reflected a higher net loss ratio in our Specialty P&C segment driven by a lower amount of prior year favorable development, partially offset by a decrease in the underwriting expense ratio in our Corporate segment primarily due to a decrease in share-based compensation expenses and other compensation related costs.
ROE was 3.0% for the three months ended March 31, 2018 as compared to 9.1% for the same period of 2017. The decrease for the 2018 three-month period was primarily due to a decrease in net income driven by the change in net realized investment gains and losses in our equity trading portfolio, partially offset by a lower average equity base (the denominator of the ROE ratio) as compared to the prior year period. The lower average equity base in 2018 as compared to 2017 was primarily due the cumulative effect of dividend declarations since the prior period.
Book Value per Share
We believe the payment of dividends is currently our most effective tool for the deployment of excess capital even though, in the short-term, dividend declarations dampen growth in book value per share. In addition, our book value per share at March 31, 2018 as compared to December 31, 2017 was impacted by a decrease in AOCI as a result of unrealized losses arising during the period related to our fixed maturity available-for-sale securities which are recognized as a component of OCI. Our book value per share at March 31, 2018 as compared to December 31, 2017 is shown in the following table.

Book Value Per Share
Book Value Per Share at December 31, 2017	$29.83
Increase (decrease) to book value per share during the three months ended March 31, 2018 attributable to:
Dividends declared	(0.31)
Net income	0.22
Decrease in AOCI	(0.49)
Other	0.03
Book Value Per Share at March 31, 2018	$29.28

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
The following table is a reconciliation of net income to Non-GAAP operating income:

	Three Months Ended March 31
(In thousands, except per share data)	2018	2017
Net income	$11,856	$41,455
Items excluded in the calculation of Non-GAAP operating income:
Net realized investment (gains) losses	12,517	(13,280)
Net realized gains (losses) attributable to SPCs which no profit/loss is retained (1)	(410)	824
Guaranty fund assessments (recoupments)	84	65
Pre-tax effect of exclusions	12,191	(12,391)
Tax effect (2)	(2,560)	4,337
After-tax effect of exclusions	$9,631	$(8,054)
Non-GAAP operating income	$21,487	$33,401
Per diluted common share:
Net income	$0.22	$0.77
Effect of exclusions	0.18	(0.15)
Non-GAAP operating income per diluted common share	$0.40	$0.62
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
(2) 21% and 35% are the annual expected incremental tax rates for the three months ended March 31, 2018 and 2017, respectively, associated with the taxable or tax deductible items listed above. Excluding certain discrete items, which are tax effected at the annual expected incremental tax rate in the period they are included in net income, the effective tax rate for each period was applied to these items in calculating net income. See previous discussion in this section under the heading "Taxes."

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

	Three Months Ended March 31
($ in thousands)	2018	2017	Change
Net premiums written	$121,966	$117,297	$4,669	4.0%

Net premiums earned	$116,276	$113,058	$3,218	2.8%
Other income	1,256	1,198	58	4.8%
Net losses and loss adjustment expenses	(84,585)	(74,994)	(9,591)	12.8%
Underwriting, policy acquisition and operating expenses	(28,276)	(25,977)	(2,299)	8.9%
Segregated portfolio cells dividend (expense) income	30	28	2	7.1%
Segment operating results	$4,701	$13,313	$(8,612)	(64.7%)

Net loss ratio	72.7%	66.3%	6.4	pts
Underwriting expense ratio	24.3%	23.0%	1.3	pts
Premiums Written
Changes in our premium volume within our Specialty P&C segment are driven by four primary factors: (1) the amount of new business, (2) our retention of existing business, (3) the premium charged for business that is renewed, which is affected by rates charged and by the amount and type of coverage an insured chooses to purchase and (4) the timing of premium written through multi-period policies. In addition, premium volume may periodically be affected by shifts in the timing of renewals between periods. The healthcare professional liability market, which accounts for a majority of the revenues in this segment, remains challenging as physicians continue joining hospitals or larger group practices and are thus no longer purchasing individual or group policies in the standard market. In addition, some competitors have chosen to compete primarily on price; both factors may impact our ability to write new business and retain existing business.
Gross, ceded and net premiums written were as follows:

	Three Months Ended March 31
($ in thousands)	2018	2017	Change
Gross premiums written	$140,520	$136,858	$3,662	2.7%
Less: Ceded premiums written	18,554	19,561	(1,007)	(5.1%)
Net premiums written	$121,966	$117,297	$4,669	4.0%

Gross Premiums Written
Gross premiums written by component were as follows:

	Three Months Ended March 31
($ in thousands)	2018	2017	Change
Professional liability
Physicians (1)
Twelve month term	$87,845	$89,742	$(1,897)	(2.1%)
Twenty-four month term	8,249	5,860	2,389	40.8%
Total Physicians	96,094	95,602	492	0.5%
Healthcare facilities (2)(7)	15,083	12,170	2,913	23.9%
Other healthcare providers (3)	8,991	8,740	251	2.9%
Legal professionals (4)	7,799	7,892	(93)	(1.2%)
Tail coverages (5)	4,349	4,862	(513)	(10.6%)
Total professional liability	132,316	129,266	3,050	2.4%
Medical technology liability (6)	8,098	7,537	561	7.4%
Other	106	55	51	92.7%
Total	$140,520	$136,858	$3,662	2.7%

(1)
Physician policies were our greatest source of premium revenues in both 2018 and 2017. The decline in twelve month term policies during the 2018 three-month period was primarily driven by retention losses and, to a lesser extent, a timing difference related to the shifting in renewal date of one large policy. The decrease was largely offset by new business written, including the addition of one large policy and an increase in premiums assumed in which we participate on a quota share basis. We offer twenty-four month term policies to our physician insureds in one selected jurisdiction. The increase in twenty-four month premium, as compared to 2017, primarily reflected the normal cycle of renewals (policies subject to renewal in 2018 were previously written in 2016 rather than in 2017).

(2)
Our healthcare facilities premium (which includes hospitals, surgery centers and other facilities) increased during the 2018 three-month period primarily due to an increase in coverage pertaining to one large entity which consolidated certain policies that were not previously insured by us and, to a lesser extent, timing differences related to the renewal of certain policies, partially offset by retention losses during the current period.

(3)
Our other healthcare providers are primarily dentists, chiropractors and allied health professionals. The increase during the 2018 three-month period was driven by new business written, including a large policy with a multi-state dental group.

(4)
Our legal professionals policies are primarily individual and small group policies in select areas of practice. The slight decline during the 2018 three-month period was primarily due to retention losses, offset almost entirely by new business written and, to a lesser extent, an increase in the rate charged for certain renewed policies in select states due to rate filings. This increase in renewal pricing was the primary driver of retention losses during the period.

(5)
We offer extended reporting endorsement or "tail" coverage to insureds who discontinue their claims-made coverage with us, and we also periodically offer tail coverage through custom policies. The amount of tail coverage premium written can vary widely from period to period.

(6)
Our medical technology liability business is marketed throughout the U.S.; coverage is offered on a primary basis, within specified limits, to manufacturers and distributors of medical technology and life sciences products including entities conducting human clinical trials. In addition to the previously listed factors that affect our premium volume, our medical technology liability premium volume is impacted by the sales volume of insureds. The increase during the 2018 three-month period primarily reflected new business written and, to a lesser extent, an increase in the rate charged for certain renewed policies, largely offset by retention losses. Retention losses are largely attributable to an increase in competition on terms and pricing.

(7)
Our alternative market solutions include writing healthcare premium in certain SPCs of our wholly owned Cayman Islands reinsurance subsidiaries, Eastern Re and Inova Re. We wrote healthcare professional liability premium in our healthcare facilities line of business of approximately $3.2 million and $2.6 million in the 2018 and 2017 three-month periods, respectively. All or a portion of the premium written was ceded to the SPCs. Under the SPC structure, the operating results of each cell, net of any participation we have taken in the SPCs, accrue to the benefit of the external owners of that cell. Our Specialty P&C segment does not currently participate in the cells that write HCPL premium, and therefore retains no underwriting profit or loss. Additional information regarding the SPCs is included in the Underwriting, Policy Acquisition and Operating Expense section that follows under the heading "Segregated Portfolio Dividend Expense (Income)."
New business written by component on a direct basis was as follows:

	Three Months Ended March 31
(In millions)	2018	2017
Physicians	$5.0	$6.4
Healthcare facilities	2.1	1.0
Other healthcare providers	1.4	0.7
Legal professionals	0.8	0.9
Medical technology liability	0.9	1.2
Total	$10.2	$10.2
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
Retention by component was as follows:

	Three Months Ended March 31
	2018	2017
Physicians*	91%	90%
Healthcare facilities*	86%	90%
Other healthcare providers*	87%	85%
Legal professionals	82%	84%
Medical technology liability	87%	80%
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
Changes in renewal pricing by component was as follows:

Three Months Ended March 31
2018
Physicians (1)	1%
Healthcare facilities (1)	3%
Other healthcare providers (1)	3%
Legal professionals (2)	6%
Medical technology liability	5%
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
Ceded premiums written were as follows:

	Three Months Ended March 31
($ in thousands)	2018	2017	Change
Excess of loss reinsurance arrangements (1)	$8,923	$8,072	$851	10.5%
Premium ceded to Syndicate 1729 (2)	2,105	4,263	(2,158)	(50.6%)
Other shared risk arrangements (3)	8,513	8,446	67	0.8%
Other ceded premiums written	938	880	58	6.6%
Adjustment to premiums owed under reinsurance agreements, prior accident years, net (4)	(1,925)	(2,100)	175	8.3%
Total ceded premiums written	$18,554	$19,561	$(1,007)	(5.1%)

(1)
We generally reinsure risks under our excess of loss reinsurance arrangements pursuant to which the reinsurers agree to assume all or a portion of all risks that we insure above our individual risk retention levels, up to the maximum individual limits offered. In the majority of our excess of loss reinsurance arrangements, the premium due to the reinsurer is determined by the loss experience of that business reinsured, subject to certain minimum and maximum amounts. The increase in ceded premiums written under our excess of loss reinsurance arrangements for the 2018 three-month period primarily reflected an increase in the premiums we expect to owe our reinsurers based upon an increase in our estimates of losses recoverable from our reinsurance partners.

(2)
As previously discussed, we are the majority participant in Syndicate 1729 and normally record our pro rata share of its operating results in our Lloyd's Syndicate segment on a quarter delay, except when information is available that is material to the current period. We also record the cession to the Lloyd's Syndicate segment from our Specialty P&C segment on a quarter delay as the amounts are not material and this permits the cession to be reported by both the Lloyd's Syndicate segment and the Specialty P&C segment in the same reporting period. The decrease in premiums ceded to Syndicate 1729 for the 2018 three-month period reflected the revised contract terms effective January 1, 2017 which reduced the premiums ceded by essentially half. We did not renew our quota share agreement with Syndicate 1729 on January 1, 2018, however the impact will not be reflected in ceded premiums until the second quarter of 2018 due to the previously mentioned quarter delay. See the Segment Operating Results - Lloyd's Syndicate section for further discussion on the quota share agreement. As our premiums are earned, we recognize the related ceding commission income which reduces underwriting expense by offsetting DPAC amortization. For the 2018 and 2017 three-month periods the related ceding commission income was approximately 27% of ceded premiums written. For our consolidated results, eliminations of the inter-segment portion (58% of the Specialty P&C cession) of the transactions are also recorded on a quarter delay.

(3)
We have entered into various shared risk arrangements, including quota share, fronting, and captive arrangements, with certain large healthcare systems and other insurance entities. These arrangements include our Ascension Health and CAPAssurance programs. While we cede a large portion of the premium written under these arrangements, they provide us an opportunity to grow net premium through strategic partnerships. The slight increase in the 2018 three-month period was primarily driven by growth in our CAPAssurance program.

(4)
Given the length of time that it takes to resolve our claims, many years may elapse before all losses recoverable under a reinsurance arrangement are known. As a part of the process of estimating our loss reserve we also make estimates regarding the amounts recoverable under our reinsurance arrangements. As previously discussed, the premiums ultimately ceded under certain of our excess of loss reinsurance arrangements are subject to the losses ceded under the arrangements. Based upon adjustments in 2018 and 2017 three-month periods to our estimate of expected losses and associated recoveries for prior year ceded losses, we reduced our estimate of ceded premiums owed to reinsurers. Changes to estimates of premiums ceded related to prior accident years are fully earned in the period the changes in estimates occur.

Ceded Premiums Ratio
As shown in the table below, our ceded premiums ratio was affected in both 2018 and 2017 by revisions to our estimate of premiums owed to reinsurers related to coverages provided in prior accident years.

	Three Months Ended March 31
	2018	2017	Change
Ceded premiums ratio, as reported	13.2%	14.3%	(1.1)	pts
Less the effect of adjustments in premiums owed under reinsurance agreements, prior accident years (as previously discussed)	(1.4%)	(1.5%)	0.1	pts
Ratio, current accident year	14.6%	15.8%	(1.2)	pts
The decrease in the current accident year ceded premiums ratio for the 2018 three-month period was primarily attributable to a decrease in premiums ceded to Syndicate 1729, partially offset by an increase in premiums ceded under our excess of loss reinsurance arrangements (see discussion under the heading "Ceded Premiums Written").
Net Premiums Earned
Net premiums earned were as follows:

	Three Months Ended March 31
($ in thousands)	2018	2017	Change
Gross premiums earned	$133,698	$131,782	$1,916	1.5%
Less: Ceded premiums earned	17,422	18,724	(1,302)	(7.0%)
Net premiums earned	$116,276	$113,058	$3,218	2.8%
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
The increase in gross premiums earned during the 2018 three-month period primarily reflected the pro rata effect of the higher premiums written during the preceding twelve months, predominantly in our physicians line of business. The decrease in ceded premiums earned during the 2018 three-month period primarily reflected the pro rata effect of the decrease in premiums ceded to Syndicate 1729 during the preceding twelve months, somewhat offset by the change in prior accident year ceded premium reductions, which were $0.2 million lower for the 2018 three-month period as compared to the 2017 three-month period (see discussion under the heading "Ceded Premiums Written").

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
The following table summarizes calendar year net loss ratios by separating losses between the current accident year and all prior accident years. Additionally, the table shows our current accident year net loss ratio was affected by revisions to our estimate of premiums owed to reinsurers related to coverages provided in prior accident years. Net loss ratios for the period were as follows:

	Net Loss Ratios (1)
	Three Months Ended March 31
	2018	2017	Change
Calendar year net loss ratio	72.7%	66.3%	6.4	pts
Less impact of prior accident years on the net loss ratio	(17.7%)	(22.4%)	4.7	pts
Current accident year net loss ratio	90.4%	88.7%	1.7	pts
Less estimated ratio increase (decrease) attributable to:
Ceded premium adjustments, prior accident years (2)	(1.5%)	(1.7%)	0.2	pts
Current accident year net loss ratio, excluding the effect of prior year ceded premium (3)	91.9%	90.4%	1.5	pts

(1)	Net losses, as specified, divided by net premiums earned.

(2)
Reductions to premiums owed under reinsurance agreements for prior accident years increased net premiums earned (the denominator of the current accident year ratio) for the 2018 and 2017 three-month periods. See the discussion in the Premiums section for our Specialty P&C segment under the heading "Ceded Premiums Written" for additional information.

(3)
The current accident year net loss ratio for the 2018 three-month period increased 1.5 percentage points when compared to the same respective period of 2017. The increase was driven by both higher volume of earned premium as well as an increase in expected losses in our excess and surplus lines business, which resulted in a 1.9 percentage point increase in the current accident year net loss ratio when compared to the 2017 three-month period. The increase was partially offset by the impact of the revision to our quota share reinsurance agreement with Syndicate 1729. Due to the revised contract terms, we are retaining more premium that carries a lower loss ratio as compared to the segment's total book of business which resulted in a 0.7 percentage point decrease in the current accident year net loss ratio when compared to the 2017 three-month period.

We recognized net favorable loss development related to our previously established reserves of $20.6 million and $25.3 million during the three months ended March 31, 2018 and 2017, respectively. We re-evaluate our previously established reserve each quarter based on our most recently available claims data and currently available industry trend information. Development recognized during the three months ended March 31, 2018 principally related to accident years 2011 through 2015. Development recognized during the three months ended March 31, 2017 principally related to accident years 2009 through 2014.
A detailed discussion of factors influencing our recognition of loss development is included in our Critical Accounting Estimates section under the heading "Reserve for Losses and Loss Adjustment Expenses" and in our 2017 Form 10-K under the same heading. Assumptions used in establishing our reserve are regularly reviewed and updated by management as new data becomes available. Any adjustments necessary are reflected in the then current operations. Due to the size of our reserve, even a small percentage adjustment to the assumptions can have a material effect on our results of operations for the period in which the change is made, as was the case in both 2018 and 2017.

Underwriting, Policy Acquisition and Operating Expenses
Our Specialty P&C segment underwriting, policy acquisition and operating expenses were comprised as follows:

	Three Months Ended March 31
($ in thousands)	2018	2017	Change
DPAC amortization	$13,034	$11,185	$1,849	16.5%
Management fees	1,697	1,652	45	2.7%
Other underwriting and operating expenses	13,545	13,140	405	3.1%
Total	$28,276	$25,977	$2,299	8.9%
DPAC amortization increased for the three months ended March 31, 2018 as compared to the same period of 2017 driven by a decrease in ceding commission income, which is an offset to expense, primarily due to a reduction in premiums ceded to Syndicate 1729 and, to a lesser extent, an increase in commission expense.
Management fees are charged pursuant to a management agreement by the Corporate segment to the operating subsidiaries within our Specialty P&C segment for services provided, based on the extent to which services are provided to the subsidiary and the amount of premium written by the subsidiary. While the terms of the management agreement were consistent between 2017 and 2018, fluctuations in the amount of premium written by each subsidiary can result in corresponding variations in the management fee charged to each subsidiary during a particular period.
Other underwriting and operating expenses increased slightly during the 2018 three-month period as compared to the same period of 2017 with no individually significant variances in expense categories.
Underwriting Expense Ratio (the Expense Ratio)
Our expense ratio for the Specialty P&C segment for the three months ended March 31, 2018 and 2017, respectively, was as follows:

	Three Months Ended March 31
	2018	2017	Change
Underwriting expense ratio	24.3%	23.0%	1.3	pts
The increase in the underwriting expense ratio for 2018 three-month period was primarily due to the effect of an increase in DPAC amortization as previously discussed, partially offset by an increase in net premiums earned as compared to the same respective period of 2017.
Segregated Portfolio Cell Dividend (Expense) Income
Our alternative market solutions includes writing HCPL premium in our Cayman Islands reinsurance subsidiaries. Consistent with the SPC structure discussed in the Segment Operating Results - Workers' Compensation section that follows, the net operating results of each cell, net of any participation we have taken in the SPCs, are due to the external owners of that cell. Our Specialty P&C segment does not currently participate in the cells that write HCPL premium, and therefore retains no profit or loss. See more information on our SPCs under the heading "Underwriting, Policy Acquisition and Operating Expenses" in the Segment Operating Results - Workers' Compensation section that follows. SPC dividend (expense) income was as follows:

	Three Months Ended March 31
(In thousands)	2018	2017	Change
SPC dividend (expense) income	$30	$28	$2	7.1%

Segment Operating Results - Workers' Compensation
Our Workers' Compensation segment provides traditional workers' compensation insurance products and alternative market solutions for workers' compensation risks to employers generally with 1,000 or fewer employees, as discussed in Note 12 of the Notes to Condensed Consolidated Financial Statements. For the three months ended March 31, 2018 and 2017, segment operating results reflected pre-tax underwriting profit or loss, which excludes the operating results of the SPCs, net of our participation. Investment results, which include the SPC investment results, are included in our Corporate segment. Segment operating results included the following:

	Three Months Ended March 31
($ in thousands)	2018	2017	Change
Net premiums written	$81,325	$75,570	$5,755	7.6%

Net premiums earned	$58,407	$55,283	$3,124	5.7%
Other income	366	145	221	152.4%
Net losses and loss adjustment expenses	(36,715)	(34,650)	(2,065)	6.0%
Underwriting, policy acquisition and operating expenses	(17,333)	(16,691)	(642)	3.8%
Segregated portfolio cells dividend (expense) income (1)	(1,894)	(1,174)	(720)	61.3%
Segment operating results	$2,831	$2,913	$(82)	(2.8%)

Net loss ratio
Traditional business	65.2%	65.0%	0.2	pts
Alternative market business	56.6%	56.6%	—	pts
Segment results	62.9%	62.7%	0.2	pts

Underwriting expense ratio
Traditional business	29.3%	30.0%	(0.7)	pts
Alternative market business	30.7%	30.6%	0.1	pts
Segment results	29.7%	30.2%	(0.5)	pts
(1) Represents the underwriting (profit) loss attributable to the alternative market business ceded to the SPCs at our Cayman Islands reinsurance subsidiaries, Eastern Re and Inova Re, net of our participation.

During the first quarter of 2018, we reorganized our Cayman Islands SPC operations. Beginning in 2018, all new and renewing alternative market business previously ceded to the SPCs at Eastern Re, with the exception of one program, is now ceded to SPCs operated by a newly formed wholly owned Cayman Islands subsidiary, Inova Re. As part of the reorganization, all SPCs previously operated by Eastern Re, with the exception of one program, ceased assuming new and renewing business on or after January 1, 2018. The external cell owners' cumulative undistributed earnings and the results of all SPCs for the current period due to external cell owners continue to be reported as SPC dividends payable and SPC dividend expense, respectively.

Premiums Written
Our workers’ compensation premium volume is driven by four primary factors: (1) the amount of new business written, (2) audit premium, (3) retention of our existing book of business and (4) premium rates charged on our renewal book of business.
Gross, ceded and net premiums written were as follows:

	Three Months Ended March 31
($ in thousands)	2018	2017	Change
Gross premiums written
Traditional business*	$58,744	$53,031	$5,713	10.8%
Alternative market business	32,605	31,199	1,406	4.5%
Segment results	91,349	84,230	7,119	8.5%
Less: Ceded premiums written
Traditional business	3,581	1,955	1,626	83.2%
Alternative market business*	6,443	6,705	(262)	(3.9%)
Segment results	10,024	8,660	1,364	15.8%
Net premiums written
Traditional business	55,163	51,076	4,087	8.0%
Alternative market business	26,162	24,494	1,668	6.8%
Segment results	$81,325	$75,570	$5,755	7.6%
* Traditional gross premiums written and alternative market ceded premiums written are reported net of alternative market premiums assumed by our traditional business totaling $0.3 million and $0.2 million for the 2018 and 2017 three-month periods, respectively.

Our traditional workers’ compensation insurance products include guaranteed cost, dividend, deductible and retrospectively-rated policies. Our alternative market business is 100% ceded to either the SPCs at our wholly owned Cayman Islands reinsurance subsidiaries, Eastern Re or Inova Re, or to unaffiliated captive insurers. As of March 31, 2018, there were 24 (20 active) SPCs and 2 active alternative market programs with unaffiliated captive insurers.
Additional information regarding the structure of the SPCs is included under the heading "Segregated Portfolio Dividend Expense (Income)."
Gross Premiums Written
Gross premiums written in our traditional and alternative market business for the three months ended March 31, 2018 and 2017 are reflected in the table above. Gross premiums written increased during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017, driven by growth in both our traditional and alternative market business. Growth in our traditional business was driven by new business written including $3.7 million of premium written related to the 2017 acquisition of Great Falls' book of business, partially offset by a decrease in renewal pricing during the period. Growth in our alternative market business was driven by new business written and an improvement in renewal pricing during the period. We retained 9 of the 10 available alternative market programs up for renewal during the three months ended March 31, 2018.

New business, audit premium, retention and renewal price changes for both the traditional business and the alternative market business for 2018 and 2017 are shown in the table below:

	Three Months Ended March 31
	2018			2017
($ in millions)	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results
New business	$13.7	$2.9	$16.6	$9.4	$4.6	$14.0
Audit premium (including EBUB)	$1.2	$0.1	$1.3	$1.1	$0.2	$1.2
Retention rate (1)	83%	91%	86%	85%	96%	89%
Change in renewal pricing (2)	(4%)	(1%)	(3%)	(4%)	(4%)	(3%)

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

Ceded Premiums Written
Ceded premiums written reflected our external reinsurance programs and alternative market business ceded to unaffiliated captive insurance companies.
Ceded premiums written were as follows:

	Three Months Ended March 31
($ in thousands)	2018	2017	Change
Premiums ceded to external reinsurers
Traditional business	$2,907	$2,759	$148	5.4%
Alternative market business	3,060	3,008	52	1.7%
Segment results	5,967	5,767	200	3.5%
Change in return premium estimate under external reinsurance
Traditional business	673	(804)	1,477	183.7%
Alternative market business	—	—	—	nm
Segment results	673	(804)	1,477	183.7%
Premiums ceded to unaffiliated captive insurers
Traditional business	—	—	—	nm
Alternative market business	3,384	3,697	(313)	(8.5%)
Segment results	3,384	3,697	(313)	(8.5%)
Total ceded premiums written
Traditional business	3,580	1,955	1,625	83.1%
Alternative market business	6,444	6,705	(261)	(3.9%)
Segment results	$10,024	$8,660	$1,364	15.8%
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

Per our reinsurance agreements, we cede premiums related to our traditional business on an earned premium basis, whereas alternative market premiums are ceded on a written premium basis. The increase in traditional premiums ceded to external reinsurers during the three months ended March 31, 2018 primarily reflected an increase in premiums earned and an increase in reinsurance rates in the current contract year. The slight increase in alternative market premiums ceded to external reinsurers during the three months ended March 31, 2018 primarily reflected an increase in written premium. External reinsurance rates vary based on the alternative market program.
Changes in the return premium estimate reflected the loss experience under the reinsurance contract for the three months ended March 31, 2018 and 2017. The decrease in the return premium estimate for the three months ended March 31, 2018 primarily reflected severity-related claims activity during the first quarter of 2018.
Ceded Premiums Ratio
Ceded premiums ratio was as follows:

	Three Months Ended March 31
	2018			2017			Change
	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results
Ceded premiums ratio, as reported	6.1%	19.8%	11.0%	3.7%	21.5%	10.3%	2.4	(1.7)	0.7
Less the effect of:
Return premium estimated under external reinsurance	1.1%	—%	0.7%	(1.5%)	—%	(1.0%)	2.6	—	1.7
Premiums ceded to unaffiliated captive insurers (100%)	—%	9.3%	3.4%	—%	10.6%	4.2%	—	(1.3)	(0.8)
Ceded premiums ratio, less the effects of above	5.0%	10.5%	6.9%	5.2%	10.9%	7.1%	(0.2)	(0.4)	(0.2)
The above table reflects ceded premiums as a percent of gross premiums written. As discussed above, we cede premiums related to our traditional business on an earned premium basis, whereas alternative market premiums are ceded on a written premium basis. The decrease in the traditional ceded premiums ratio reflected the increase in direct written premium for the three months ended March 31, 2018 as compared to 2017. Traditional ceded premiums as a percent of traditional earned premiums increased in the 2018 three-month period when compared to the 2017 three-month period, which reflected an increase in reinsurance rates. The alternative markets ceded premiums ratio, less the effect of premiums ceded to the unaffiliated captive insurers, reflected premiums ceded to our external reinsurers related to the SPCs at Eastern Re. The reinsurance rates for our alternative market business vary by program.

Net Premiums Earned
Net premiums earned were as follows:

	Three Months Ended March 31
($ in thousands)	2018	2017	Change
Gross premiums earned
Traditional business*	$46,030	$41,768	$4,262	10.2%
Alternative market business	19,381	19,446	(65)	(0.3%)
Segment results	65,411	61,214	4,197	6.9%
Less: Ceded premiums earned
Traditional business	3,532	1,955	1,577	80.7%
Alternative market business*	3,472	3,976	(504)	(12.7%)
Segment results	7,004	5,931	1,073	18.1%
Net premiums earned
Traditional business	42,498	39,813	2,685	6.7%
Alternative market business	15,909	15,470	439	2.8%
Segment results	$58,407	$55,283	$3,124	5.7%
* Traditional gross premiums earned and alternative market ceded premiums earned are reported net of alternative market premiums assumed by our traditional business totaling $0.2 million and $0.1 million for the 2018 and 2017 three-month periods, respectively.

Net premiums earned consist of gross premiums earned less the portion of earned premiums that we cede to our reinsurers for their assumption of a portion of our losses. Because premiums are generally earned pro rata over the entire policy period, fluctuations in premiums earned tend to lag those of premiums written. Our workers’ compensation policies are twelve-month policies and premiums are earned on a pro rata basis over the policy period. Net premiums earned also include premium adjustments related to the audit of our insureds' payrolls. Payroll audits are conducted subsequent to the end of the policy period and any related adjustments are recorded as fully earned in the current period. In addition, we record an estimate for EBUB and evaluate the estimate on a quarterly basis. We did not adjust the EBUB estimate during the three months ended March 31, 2018 or 2017. The increase in net premiums earned in our traditional business primarily reflected the pro rata effect of higher net premiums written during the preceding twelve months.

Losses and Loss Adjustment Expenses
The following table summarizes calendar year net loss ratios by separating losses between the current accident year and all prior accident years. Calendar year and current accident year net loss ratios by component were as follows:

	Three Months Ended March 31
	2018			2017			Change
	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results
Calendar year net loss ratio*	65.2%	56.6%	62.9%	65.0%	56.6%	62.7%	0.2	—	0.2
Less impact of prior accident years on the net loss ratio	(0.9%)	(9.6%)	(3.2%)	(1.0%)	(12.9%)	(4.3%)	0.1	3.3	1.1
Current accident year net loss ratio	66.1%	66.2%	66.1%	66.0%	69.5%	67.0%	0.1	(3.3)	(0.9)
Less impact of audit premium on loss ratio	—%	(0.3%)	(0.1%)	—%	(0.8%)	(0.2%)	—	0.5	0.1
Current accident year net loss ratio, excluding the effect of audit premium	66.1%	66.5%	66.2%	66.0%	70.3%	67.2%	0.1	(3.8)	(1.0)
* The net loss ratios for the 2018 and 2017 three-month periods in the above tables are calculated before the impact of $0.2 million and $0.1 million, respectively, of premiums earned that is assumed by and ceded from the traditional and alternative markets business.

The current accident year net loss ratio in our traditional business for the 2018 three-month period was consistent as compared to the same period of 2017. We continue to experience favorable trends in claims closing results, which has offset the impact of renewal rate decreases on the current accident year net loss ratio. The current accident year net loss ratio in our alternative market business reflected the aggregate loss ratio for all programs. While there was an increase in severity related claims during the first quarter of 2018, there was a reduction in overall claim results, resulting in a decrease to the current accident year net loss ratio in the 2018 three-month period. Loss reserves are estimated for each program on a quarterly basis. Due to the size of some of the programs, quarterly claims activity can cause the current accident year net loss ratio to fluctuate significantly from period to period.
Calendar year incurred losses ceded to our external reinsurers in both our traditional and alternative market business totaled $13.0 million for the three months ended March 31, 2018 compared to ceded incurred losses of $5.1 million for the same period of 2017. The increase in ceded incurred losses for the three months ended March 31, 2018 primarily reflected unfavorable development on prior year claims that resulted in losses exceeding the reinsurance retention and a large reinsurance claim related to the current accident year.
We recognized net favorable prior year development related to our previously established reserve of $1.9 million and $2.4 million for the three months ended March 31, 2018 and 2017, respectively. In both the three months ended March 31, 2018 and 2017, net favorable prior year development included $0.4 million related to amortization of the purchase accounting fair value adjustment for our traditional business. Net favorable prior year development for the three months ended March 31, 2018 and 2017 included $1.5 million and $2.0 million, respectively, for our alternative market business which primarily reflected better than expected claims trends in the 2016 accident year.
Within our alternative market business, audit premium from insureds results in a decrease in the net loss ratio, whereas audit premium returned to insureds results in an increase in the net loss ratio. We recognized audit premium of $0.1 million and $0.2 million in the three months ended March 31, 2018 and 2017, respectively, the effect of which is reflected in the previous table.
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

Underwriting, Policy Acquisition and Operating Expenses
Underwriting, policy acquisition and operating expenses includes the amortization of commissions, premium taxes and underwriting salaries, which are capitalized and deferred over the related workers’ compensation policy period, net of external ceding commissions earned. The capitalization of underwriting salaries can vary as they are subject to the success rate of our contract acquisition efforts. These expenses also include a management fee charged by our Corporate segment, which represents intercompany charges pursuant to a management agreement, and the amortization of intangible assets, primarily related to the acquisition of Eastern by ProAssurance. The management fee is based on the extent to which services are provided to the subsidiary and the amount of premium written by the subsidiary.
The table below provides a comparison of underwriting, policy acquisition and operating expenses:

	Three Months Ended March 31
($ in thousands)	2018	2017	Change
Traditional business	$12,514	$11,977	$537	4.5%
Alternative market business	4,819	4,714	105	2.2%
Underwriting, policy acquisition and operating expenses	$17,333	$16,691	$642	3.8%
The increase in underwriting, policy acquisition and operating expenses in our traditional business for the three months ended March 31, 2018 as compared to the same period of 2017 primarily reflected an increase in compensation related costs and policy acquisition costs driven by the effect of higher gross premiums earned in the 2018 three-month period.
Underwriting Expense Ratio (the Expense Ratio)
The underwriting expense ratio included the impact of the following:

	Three Months Ended March 31
	2018			2017			Change
	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results
Underwriting expense ratio, as reported*	29.3%	30.7%	29.7%	30.0%	30.6%	30.2%	(0.7)	0.1	(0.5)
Less estimated ratio increase (decrease) attributable to:
Amortization of intangible assets	2.0%	—%	1.5%	1.8%	—%	1.3%	0.2	—	0.2
Management fee	1.6%	—%	1.2%	1.6%	—%	1.1%	—	—	0.1
Impact of audit premium	(0.7%)	(0.1%)	(0.6%)	(0.7%)	(0.3%)	(0.6%)	—	0.2	—
Impact of return premium estimate	0.4%	—%	0.3%	(0.6%)	—%	(0.4%)	1.0	—	0.7
Underwriting expense ratio, less listed effects	26.0%	30.8%	27.3%	27.9%	30.9%	28.8%	(1.9)	(0.1)	(1.5)
* The underwriting expense ratios for the 2018 and 2017 three-month periods in the above tables are calculated before the impact of $0.2 million and $0.1 million, respectively, of premiums earned that is assumed by and ceded from the traditional and alternative markets business.

The decrease in the traditional expense ratio for the three months ended March 31, 2018, exclusive of the items noted in the table, primarily reflected the increase in net premiums earned which included the effect of net retrospective return premium adjustments. Retrospective return premium adjustments increased earned premium by $0.5 million for the three months ended March 31, 2018 and decreased earned premium by $0.3 million for the same period in 2017. There were no other individually significant variances by expense category that contributed to the remaining decrease in the traditional expense ratio. The slight decrease in the alternative market business expense ratio for the three months ended March 31, 2018 primarily reflected ceding commissions, which vary by program.
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
The SPC financial results are included in the following table. The SPC net operating results represent the operating results of each cell in the aggregate.

	Three Months Ended March 31
($ in thousands)	2018	2017	Change
Net premiums earned	$15,707	$15,417	$290	1.9%
Other income	30	20	10	50.0%
Less: Net losses and loss adjustment expenses	8,890	8,727	163	1.9%
Less: Underwriting, policy acquisition and operating expenses	4,819	4,714	105	2.2%
SPC net operating results - profit/(loss)	2,028	1,996	32	1.6%
Less: Eastern participation - profit/(loss)	134	822	(688)	(83.7%)
SPC dividend expense (income)	$1,894	$1,174	$720	61.3%
For the 2018 three-month period, the slight increase in SPC net operating results, prior to our participation, primarily reflected an increase in net premiums earned and net favorable prior year development. The decrease in our participation primarily reflected the impact of our share of the SPC investment results.

Segment Operating Results - Lloyd's Syndicate
Our Lloyd's Syndicate segment includes operating results from our participation in Lloyd's of London. We have a total capital commitment to support our Lloyd's Syndicate operations through 2022 of up to $200 million. For the 2018 underwriting year, we have satisfied our capital commitment with investment securities deposited with Lloyd's (also referred to as FAL) which at March 31, 2018 had a fair value of approximately $123.9 million, as discussed in Note 3 of the Notes to Condensed Consolidated Financial Statements.
We normally report results from our involvement in Lloyd's Syndicates on a quarter delay, except when information is available that is material to the current period. Furthermore, the investment results associated with our FAL investments and certain U.S. paid administrative expenses are reported concurrently as that information is available on an earlier time frame.
Lloyd's Syndicate 1729
We are the majority (58%) capital provider to Syndicate 1729, which covers a range of property and casualty insurance and reinsurance lines. The remaining capital for Syndicate 1729 is provided by unrelated third parties, including private names and other corporate members. Syndicate 1729 has a maximum underwriting capacity of £132.0 million for the 2018 underwriting year, of which £82.0 million ($114.9 million based on March 31, 2018 exchange rates) is our allocated underwriting capacity. For the 2018 underwriting year, we increased our participation in the operating results of Syndicate 1729 from 58% to 62% and are satisfying our capital commitment to support Syndicate 1729 with our FAL securities, as discussed above. Due to the quarter delay, our increased participation in the operating results of Syndicate 1729 will not be reflected in our Lloyd's Syndicate segment results until the second quarter of 2018.
Lloyd's Syndicate 6131
Beginning in the second quarter of 2018, our Lloyd's Syndicate segment will include the operating results of a newly formed SPA, Syndicate 6131, which began writing business effective January 1, 2018. As a SPA, Syndicate 6131 is only allowed to underwrite one quota share reinsurance contract with Syndicate 1729. We are the sole (100%) capital provider to Syndicate 6131 and are satisfying our capital commitment with our FAL securities, as previously discussed. Syndicate 6131 has a maximum underwriting capacity of £8.0 million ($11.2 million based on March 31, 2018 exchange rates) for the 2018 underwriting year and will focus on contingency and specialty property business.
For the three months ended March 31, 2018 and 2017, our Lloyd's Syndicate segment results include both our 58% participation in the operating results of Syndicate 1729 and 100% of the operating results of our wholly owned subsidiaries that support our Lloyd's Syndicates and were composed as follows:

	Three Months Ended March 31
($ in thousands)	2018	2017	Change
Gross premiums written	$12,361	$12,713	$(352)	(2.8%)
Ceded premiums written	(520)	(1,353)	833	(61.6%)
Net premiums written	$11,841	$11,360	$481	4.2%

Net premiums earned	$12,476	$14,562	$(2,086)	(14.3%)
Net investment income	751	372	379	101.9%
Net realized gains (losses)	(54)	27	(81)	(300.0%)
Other income	331	391	(60)	(15.3%)
Net losses and loss adjustment expenses	(8,486)	(9,507)	1,021	(10.7%)
Underwriting, policy acquisition and operating expenses	(7,246)	(6,211)	(1,035)	16.7%
Income tax benefit (expense)	(6)	7	(13)	(185.7%)
Segment operating results	$(2,234)	$(359)	$(1,875)	522.3%

Net loss ratio	68.0%	65.3%	2.7	pts
Underwriting expense ratio	58.1%	42.7%	15.4	pts
Premiums Written
Gross premiums written in 2018 consisted of casualty coverages (42% of total gross premiums written), property insurance coverages (47%), property reinsurance coverages (10%) and catastrophe reinsurance coverages (1%). Gross premiums written decreased during the 2018 three-month period as compared to the same respective period of 2017 primarily due to retention losses on certain casualty insurance and reinsurance accounts, largely offset by new business written.

As discussed in our Specialty P&C segment operating results, Syndicate 1729 serves as a reinsurer on a quota share basis for a wholly owned insurance subsidiary in our Specialty P&C segment. For premiums assumed, we include in gross premiums written an estimate of all premiums to be earned over the entire period covered by the reinsurance agreement, generally one year, in the quarter in which the reinsurance agreement becomes effective. The quota share agreement with our Specialty P&C segment renewed effective January 1, 2017 and reflected revised contract terms which reduced premiums assumed by Syndicate 1729 by essentially half. Results from this ceding arrangement are reported in the Specialty P&C segment on the same quarter delay in order to be consistent with the Lloyd's Syndicate segment as the effect of doing so is not material. Syndicate 1729 did not renew the quota share agreement with our Specialty P&C segment on January 1, 2018; however, the impact will not be reflected in either segment's operating results until the second quarter of 2018 due to the previously mentioned quarter delay.
The 2016 and 2015 calendar year quota share arrangements with our Specialty P&C segment were commuted in December 2017 and 2016, respectively. Due to the quarter delay, the effect of the 2016 and 2015 commutation was reported by both segments in results during the first quarters of 2018 and 2017, respectively, and is reflected in the three months ended March 31, 2018 and 2017, respectively. The commutations did not differ significantly from previously recorded amounts.
Net Premiums Earned
Net premiums earned consist of gross premiums earned less the portion of earned premiums that we cede to our reinsurers for their assumption of a portion of our losses. Policies written to date primarily carry a term of one year. Because premiums are generally earned pro rata over the entire policy period, fluctuations in premiums earned tend to lag those of premiums written. Additionally, premiums for certain policies and assumed reinsurance contracts are reported subsequent to the coverage period and/or may be subject to adjustment based on loss experience. These premium adjustments are earned when reported, which can result in further fluctuation in earned premium. The decrease in net premiums earned of $2.1 million for the three months ended March 31, 2018 was driven by an increase in ceded premiums earned which primarily reflected the effect of higher ceded premiums written in the preceding twelve months due to a revision in our reinsurance agreements at the beginning of 2017.
Net premiums earned for the three months ended March 31, 2018 and 2017 included premium assumed from our Specialty P&C segment of approximately $1.9 million and $3.5 million, respectively.
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
The net loss ratio increased by 2.7% for the three months ended March 31, 2018 as compared to the same respective period of 2017. The increase in the net loss ratio was driven by the effect of a decrease in net premiums earned, as discussed above, and, to a lesser extent, the impact of a reduction in net favorable prior year development. The reduction in net favorable prior year development was driven by higher than expected losses and development on certain large claims in the current period related to prior year reserves which resulted in unfavorable development with respect to the previous year of account.
Underwriting, Policy Acquisition and Operating Expenses
Underwriting, policy acquisition and operating expenses increased by $1.0 million for the three months ended March 31, 2018 as compared to the same period in 2017 primarily due to the anticipated growth in Syndicate 1729 operations and an increase in various operational expenses associated with establishing Syndicate 6131. As operations have grown and matured, the number of employees and associated underwriting salaries have increased. The increase in the expense ratio for the 2018 three-month period was primarily driven by the effect of a decrease in net premiums earned, as discussed above, and the additional operating expenses associated with Syndicate 6131.

Net Investment Income
Net investment income for the 2018 and 2017 three-month periods was primarily attributable to interest earned on our FAL investments, which primarily includes investment-grade corporate debt securities. In the fourth quarter of 2017, Syndicate 1729 expanded its fixed maturities portfolio to include certain debt securities classified as trading securities. Investment results associated with these fixed maturity trading securities are reported on the same quarter delay.
Taxes
Operating results of this segment are subject to U.K. income tax law.

Segment Operating Results - Corporate
Our Corporate segment includes investment operations, interest expense and U.S. income taxes, all of which are managed at the corporate level with the exception of investment assets solely allocated to Lloyd's Syndicate operations as discussed in Note 12 of the Notes to Condensed Consolidated Financial Statements. Our Corporate segment operating results also reflect non-premium revenues generated outside of our insurance entities and corporate expenses. Segment operating results for our Corporate segment were net earnings of $6.6 million and $25.6 million for the three months ended March 31, 2018 and 2017, respectively, and included the following:

	Three Months Ended March 31
($ in thousands)	2018	2017	Change
Net investment income	$21,276	$22,814	$(1,538)	(6.7%)
Equity in earnings (loss) of unconsolidated subsidiaries	$1,640	$1,808	$(168)	(9.3%)
Net realized gains (losses)	$(12,463)	$13,253	$(25,716)	(194.0%)
Operating expense	$4,678	$8,315	$(3,637)	(43.7%)
Segregated portfolio cells dividend expense (income) (1)	$(117)	$1,229	$(1,346)	(109.5%)
Interest expense	$3,705	$4,133	$(428)	(10.4%)
Income tax expense (benefit)	$(3,428)	$(1,217)	$(2,211)	(181.7%)
(1) Represents the investment results attributable to the SPCs at our Cayman Islands reinsurance subsidiaries.
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
Net investment income by investment category was as follows:

	Three Months Ended March 31
($ in thousands)	2018	2017	Change
Fixed maturities	$16,391	$19,725	$(3,334)	(16.9%)
Equities	4,867	3,644	1,223	33.6%
Short-term investments, including Other	1,220	778	442	56.8%
BOLI	449	455	(6)	(1.3%)
Investment fees and expenses	(1,651)	(1,788)	137	(7.7%)
Net investment income	$21,276	$22,814	$(1,538)	(6.7%)
Fixed Maturities
The decrease in our investment income from fixed maturity securities for the 2018 three-month period was due to lower average investment balances. We reduced the size of our fixed maturity portfolio over the last year in order to pay dividends and invest in other asset classes. On an overall basis, our average investment in fixed maturity securities was approximately 17% lower for the 2018 three-month period as compared to the same period in 2017.
Average yields for our fixed maturity portfolio were as follows:

	Three Months Ended March 31
	2018	2017
Average income yield	3.2%	3.2%
Average tax equivalent income yield	3.3%	3.6%
Equities
Income from our equity portfolio increased during the 2018 three-month period as compared to the same period in 2017 which reflected an increase to our allocation to this asset category as well as a different mix of equities owned.

Other Investments and Short-term Investments
Income from our other investments and short-term investments increased during the 2018 three-month period as compared to the same period in 2017 primarily due to higher reported earnings from our short-term investment holdings. Short-term investments, which have a maturity at purchase of one year or less, are reported at cost, which approximates fair value, and are primarily composed of investments in U.S. treasury obligations, commercial paper and money market funds.
Equity in Earnings (Loss) of Unconsolidated Subsidiaries
Equity in earnings (loss) of unconsolidated subsidiaries was as follows:

	Three Months Ended March 31
($ in thousands)	2018	2017	Change
All other investments, primarily investment fund LPs/LLCs	$7,616	$5,533	$2,083	37.6%
Tax credit partnerships	(5,976)	(3,725)	(2,251)	60.4%
Equity in earnings (loss) of unconsolidated subsidiaries	$1,640	$1,808	$(168)	(9.3%)
We hold interests in certain LPs/LLCs that generate earnings from trading portfolios, secured debt, debt securities, multi-strategy funds and private equity investments. The performance of the LPs/LLCs is affected by the volatility of equity and credit markets. For our investments in LPs/LLCs, we record our allocable portion of the partnership operating income or loss as the results of the LPs/LLCs become available. Our investment results from our portfolio of investments in LPs/LLCs for the 2018 three-month period were affected primarily by our share of higher reported earnings from one LP investment.
Our tax credit investments are designed to generate returns in the form of tax credits and tax-deductible project operating losses and are comprised of qualified affordable housing project tax credit partnership interests and historic tax credit interests. We account for our tax credit investments under the equity method and record our allocable portion of the operating losses of the underlying properties based on estimates provided by the partnerships. For our qualified affordable housing project tax credit partnership interests, we adjust our estimates of our allocable portion of operating losses periodically as actual operating results of the underlying properties become available. Our historic tax credit investments are short-term in nature and remaining operating losses are expected to be recognized primarily in 2018. The results from our tax credit partnerships for the three months ended March 31, 2018 reflected an increase in partnership operating losses as compared to the same period of 2017.
The tax benefits received from our tax credit partnerships, which are not reflected in our investment results above, reduced our tax expenses in 2018 and 2017 as follows:

	Three Months Ended March 31
(In millions)	2018	2017
Tax credits recognized during the period	$5.3	$6.4
Tax benefit of tax credit partnership operating losses	$1.3	$1.3
Tax credits provided by the underlying projects of the historic tax credit partnerships are typically available in the tax year in which the project is put into active service, whereas the tax credits provided by qualified affordable housing project tax credit partnerships are provided over approximately a ten year period. The decrease in tax credits recognized for the three months ended March 31, 2018 was primarily attributable to our historic tax credit partnership investments.

Non-GAAP Financial Measure – Tax Equivalent Investment Result
We believe that to fully understand our investment returns it is important to consider the current tax benefits associated with certain investments as the tax benefit received represents a portion of the return provided by our tax-exempt bonds, BOLI, common and preferred stocks, and tax credit partnership investments (our tax-preferred investments). We impute a pro forma tax-equivalent result by estimating the amount of fully-taxable income needed to achieve the same after-tax result as is currently provided by our tax-preferred investments. We believe this better reflects the economics behind our decision to invest in certain asset classes that are either taxed at lower rates and/or result in reductions to our current federal income tax expense. Our pro forma tax-equivalent investment result is shown in the table that follows as well as a reconciliation of our GAAP net investment result to our tax equivalent result.

	Three Months Ended March 31
(In thousands)	2018	2017
GAAP net investment result:
Net investment income	$21,276	$22,814
Equity in earnings (loss) of unconsolidated subsidiaries	1,640	1,808
GAAP net investment result	$22,916	$24,622

Pro forma tax-equivalent investment result	$30,749	$37,971

Reconciliation of pro forma and GAAP tax-equivalent investment result:
GAAP net investment result	$22,916	$24,622
Taxable equivalent adjustments, calculated using the 21% and 35% federal statutory tax rate for 2018 and 2017, respectively:
State and municipal bonds	698	2,498
BOLI	119	245
Dividends received	339	734
Tax credit partnerships	6,677	9,872
Pro forma tax-equivalent investment result	$30,749	$37,971

Net Realized Investment Gains (Losses)
The following table provides detailed information regarding our Net realized investment gains (losses).

	Three Months Ended March 31
(In thousands)	2018	2017
OTTI losses, total:
Corporate debt	$—	$(419)
Portion of OTTI losses recognized in other comprehensive income before taxes:
Corporate debt	—	248
Net impairment losses recognized in earnings	—	(171)
Gross realized gains, available-for-sale fixed maturities	4,464	1,842
Gross realized (losses), available-for-sale fixed maturities	(2,042)	(66)
Net realized gains (losses), equity investments	9,219	6,562
Net realized gains (losses), other investments	688	1,172
Change in unrealized holding gains (losses), equity investments	(23,845)	3,599
Change in unrealized holding gains (losses), convertible securities, carried at fair value as a part of other investments	(954)	313
Other	7	2
Net realized investment gains (losses)	$(12,463)	$13,253
We did not recognize any OTTI during the 2018 three-month period. For the 2017 three-month period, we recognized OTTI in earnings of $0.2 million and $0.2 million in non-credit impairments in OCI both of which related to corporate bonds.
Operating Expenses
Corporate segment operating expenses were comprised as follows:

	Three Months Ended March 31
($ in thousands)	2018	2017	Change
Operating expenses	$8,637	$12,135	$(3,498)	(28.8%)
Management fee offset	(3,959)	(3,820)	(139)	3.6%
Segment Total	$4,678	$8,315	$(3,637)	(43.7%)
The decrease in operating expenses for the three months ended March 31, 2018 was primarily driven by a decrease in share-based compensation expenses and other compensation related costs and, to a lesser extent, a decrease in professional fees as compared to the same respective period of 2017. The decrease in share-based compensation expense in the 2018 three-month period was attributable to fewer awards outstanding and an adjustment of the projected award value based upon the decline, in the quarter, of one of the performance metrics associated with a particular year's award.
Operating subsidiaries within our Specialty P&C and Workers' Compensation segments are charged a management fee by the Corporate segment for services provided to these subsidiaries. The management fee is based on the extent to which services are provided to the subsidiary and the amount of premium written by the subsidiary. Under the arrangement, the expenses associated with such services are reported as expenses of the Corporate segment, and the management fees charged are reported as an offset to Corporate operating expenses. While the terms of the management arrangement were consistent between 2017 and 2018, fluctuations in the amount of premium written by each subsidiary can result in corresponding variations in the management fee charged to each subsidiary during a particular period.

Segregated Portfolio Cell Dividend Expense (Income)
We report in the Corporate segment the portion of the SPC dividend expense (income) that is attributable to the investment results of the SPCs to align the expense (income) with the related investment results of the SPCs, all of which are reported in the Corporate segment. See more information on our SPCs under the heading "Underwriting, Policy Acquisition and Operating Expenses" in the Segment Operating Results - Workers' Compensation section. The portion of the SPC dividend expense (income) reported in the Corporate segment was as follows:

	Three Months Ended March 31
($ in thousands)	2018	2017	Change
SPC dividend expense (income)	$(117)	$1,229	$(1,346)	(109.5%)
Interest Expense
Interest expense for three months ended March 31, 2018 and 2017 was comprised as follows:

	Three Months Ended March 31
($ in thousands)	2018	2017	Change
Senior Notes due 2023	$3,357	$3,357	$—	—%
Revolving Credit Agreement (including fees and amortization)	607	767	(160)	(20.9%)
Mortgage Loans (including amortization)	306	—	306	nm
(Gain)/loss on interest rate cap	(575)	—	(575)	nm
Other	10	9	1	11.1%
Interest expense	$3,705	$4,133	$(428)	(10.4%)
Interest expense decreased during the three months ended March 31, 2018 driven by the change in the fair value of our interest rate cap. The interest rate cap was entered into during the fourth quarter of 2017 and is designated as an economic hedge of interest rate risk associated with our variable rate Mortgage Loans. Excluding the impact of the change in the fair value of our interest rate cap, interest expense increased during the three months ended March 31, 2018 as compared to the same three-month period of 2017. The increase was attributable to interest expense incurred on our Mortgage Loans during the three months ended March 31, 2018, partially offset by lower interest expense on our Revolving Credit Agreement due to a decrease in our weighted average outstanding borrowings, which were $103 million for the 2018 three-month period as compared to $200 million for the 2017 three-month period. See further discussion of our outstanding debt in Note 7 and further discussion of our interest rate cap agreement in Note 8 of the Notes to Condensed Consolidated Financial Statements.

Taxes
Tax expense allocated to our Corporate segment includes U.S. tax only, which would include U.S. tax expense incurred from our corporate membership in Lloyd's of London. The U.K. tax expense incurred by the U.K. based subsidiaries of our Lloyd's Syndicate segment is allocated to that segment. Consolidated tax expense reflects tax expense of both segments, as shown in the table below:

	Three Months Ended March 31
(In thousands)	2018	2017
Corporate segment income tax expense (benefit)	$(3,428)	$(1,217)
Lloyd's Syndicate segment income tax expense (benefit)	6	(7)
Consolidated income tax expense (benefit)	$(3,422)	$(1,224)
Factors affecting our consolidated effective tax rate include the following:

	Three Months Ended March 31
	2018	2017
Statutory rate (1)	21.0%	35.0%
Tax-exempt income (2)	(11.8%)	(7.1%)
Tax credits	(62.5%)	(23.0%)
Non-U.S. operating results	5.5%	—%
Excess tax benefit on share-based compensation	(0.5%)	(5.8%)
Other	7.7%	(2.1%)
Effective tax rate	(40.6%)	(3.0%)
(1) Effective January 1, 2018, the corporate statutory tax rate changed from 35% to 21% as a result of tax reform enacted by the TCJA.
(2) Includes tax-exempt interest, dividends received deduction and change in cash surrender value of BOLI.
The provision (benefit) for income taxes and the effective tax rate for the 2018 and 2017 three-month periods are determined based upon our current estimate of our annual effective tax rate at the end of each quarterly reporting period (the projected annual effective tax rate) plus the impact of certain discrete items that are not included in the projected annual effective tax rate. Our projected annual effective tax rates for 2018 and 2017 were a benefit of 2.4% and an expense of 4.8% at March 31, 2018 and 2017, respectively, before those certain discrete items were considered. Our projected annual effective tax rates for both the 2018 and 2017 three-month periods were different from the statutory federal income tax rate primarily due to a portion of our investment income being tax-exempt and the utilization of tax credits transferred to us from our tax credit partnership investments. Tax credits utilized were $5.3 million and $6.4 million for the three months ended March 31, 2018 and 2017, respectively. The effect of the lower statutory federal income tax rate as a result of the TCJA and our ability to utilize these tax credits in the current tax year and previous tax year through carryback provisions of the tax law resulted in our projected annual effective tax rate of a benefit of 2.4% at March 31, 2018. While projected tax credits for 2018 are less than 2017, they continue to have a significant impact on the effective tax rate for the 2018 three-month period.
Our effective tax rates for the 2018 and 2017 three-month periods was a benefit of 40.6% and 3.0%, respectively, and differs from the projected annual effective tax rates due to certain discrete items. These discrete items reduced our projected annual effective tax rates by 38.2% and 7.8% for the 2018 and 2017 three-month periods, respectively.
For the 2018 three-month period, the most significant discrete item that decreased our effective tax rate was the treatment of net realized investment losses. Our calculation of our projected annual effective tax rate during interim periods has historically included an estimate of annual net realized investment gains and losses based on year-to-date results. Due to the recent volatility in the securities markets, we believe that projections for changes in net realized investment gains and losses during the year cannot be reliably estimated and could cause a significant distortion in the projected annual effective tax rate. Therefore, beginning in the first quarter of 2018, net realized investment gains and losses are treated as discrete items and reflected in the effective tax rate in the period in which they are included in income. This treatment of net realized investment losses of $12.5 million for the three months ended March 31, 2018 accounted for 34.7% of the 38.2% reduction in the projected annual effective tax rate due to discrete items.

For the 2017 three-month period, the most significant discrete item related to the treatment of a share-based compensation windfall due to the adoption of new accounting guidance in the first quarter of 2017, which lowered the effective tax rate by 5.8%.

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
The following tables summarize estimated changes in the fair value of our available-for-sale fixed maturity securities for specific hypothetical changes in interest rates by asset class at March 31, 2018 and December 31, 2017. There are principally two factors that determine interest rates on a given security: market interest rates and credit spreads. As different asset classes can be affected in different ways by movements in those two factors, we have separated our portfolio by asset class in the following tables.

	Interest Rate Shift in Basis Points
	March 31, 2018
($ in millions)	(200)	(100)	Current	100	200
Fair Value:
Fixed maturities, available for sale:
U.S. Treasury obligations	$138	$134	$130	$126	$122
U.S. Government-sponsored enterprise obligations	31	31	30	29	27
State and municipal bonds	353	341	330	319	308
Corporate debt	1,359	1,313	1,248	1,225	1,184
Asset-backed securities	439	428	416	400	385
Total fixed maturities, available for sale	$2,320	$2,247	$2,154	$2,099	$2,026

Duration:
Fixed maturities, available for sale:
U.S. Treasury obligations	3.11	3.02	2.94	2.87	2.79
U.S. Government-sponsored enterprise obligations	1.31	1.73	3.92	4.87	5.23
State and municipal bonds	3.39	3.37	3.39	3.47	3.57
Corporate debt	3.47	3.44	3.47	3.45	3.41
Asset-backed securities	2.17	2.72	3.40	3.80	3.97
Total fixed maturities, available for sale	3.16	3.24	3.42	3.50	3.53

	Interest Rate Shift in Basis Points
	December 31, 2017
($ in millions)	(200)	(100)	Current	100	200
Fair Value:
Fixed maturities, available for sale:
U.S. Treasury obligations	$142	$138	$134	$130	$126
U.S. Government-sponsored enterprise obligations	22	21	21	20	19
State and municipal bonds	683	657	632	609	585
Corporate debt	1,249	1,208	1,167	1,128	1,090
Asset-backed securities	341	335	326	315	302
Total fixed maturities, available for sale	$2,437	$2,359	$2,280	$2,202	$2,122

Duration:
Fixed maturities, available for sale:
U.S. Treasury obligations	3.11	3.02	2.94	2.86	2.79
U.S. Government-sponsored enterprise obligations	1.38	1.34	3.59	4.58	4.87
State and municipal bonds	3.83	3.79	3.78	3.80	3.85
Corporate debt	3.37	3.33	3.38	3.38	3.34
Asset-backed securities	1.72	2.21	3.15	3.89	4.24
Total fixed maturities, available for sale	3.23	3.26	3.43	3.55	3.59
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
At March 31, 2018, our fixed maturities portfolio includes an immaterial amount of fixed maturities classified as trading securities. Because these trading securities are immaterial, there is not a significant amount of exposure to market interest rates or credit spreads.
Our cash and short-term investment portfolio at March 31, 2018 was carried on a cost basis which approximates its fair value. Our cash and short-term investments portfolio lacks significant interest rate sensitivity due to its short duration.
Debt
Our variable interest rate Mortgage Loans are exposed to interest rate risk. However, a 100 basis point change in LIBOR will not materially impact our annualized interest expense. Additionally, we have economically hedged the risk of a change in interest rates in excess of 100 basis points on the Mortgage Loans through the purchase of an interest rate cap derivative instrument, which effectively caps our annual interest rate on the Mortgage Loans at a maximum of 367.5 basis points (see Note 8 of the Notes to Condensed Consolidated Financial Statements for additional information). The fair value of the interest rate cap is not materially impacted by a 100 basis point change in LIBOR, however, the carrying value of the interest rate cap is impacted by future expectations for LIBOR as well as estimations of volatility in the future yield curve.
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
As of March 31, 2018, 94% of our fixed maturity securities were rated investment grade as determined by NRSROs, such as Fitch, Moody’s and Standard & Poor’s. We believe that this concentration in investment grade securities reduces our exposure to credit risk on our fixed income investments to an acceptable level. However, investment grade securities, in spite of their rating, can rapidly deteriorate and result in significant losses. Ratings published by the NRSROs are one of the tools used to evaluate the credit worthiness of our securities. The ratings reflect the subjective opinion of the rating agencies as to the credit worthiness of the securities, and therefore, we may be subject to additional credit exposure should the rating prove to be unreliable.
We also have exposure to credit risk related to our receivables from reinsurers. Our receivables from reinsurers (with regard to both paid and unpaid losses) approximated $342 million at March 31, 2018 and $343 million at December 31, 2017. We monitor the credit risk associated with our reinsurers using publicly available financial and rating agency data.
Equity Price Risk
At March 31, 2018, the fair value of our equity investments, excluding our equity investments in bond investment funds as discussed in the following paragraph, was $319 million. These equity securities are subject to equity price risk, which is defined as the potential for loss in fair value due to a decline in equity prices. The weighted average beta of this group of securities was 0.94. Beta measures the price sensitivity of an equity security or group of equity securities to a change in the broader equity market, in this case the S&P 500 Index. If the value of the S&P 500 Index increased by 10%, the fair value of these securities would be expected to increase by 9.4% to $349 million. Conversely, a 10% decrease in the S&P 500 Index would imply a decrease of 9.4% in the fair value of these securities to $289 million. The selected hypothetical changes of plus or minus 10% do not reflect what could be considered the best or worst case scenarios and are used for illustrative purposes only.
Our equity investments include equity investments in certain bond investment funds which are not significantly subject to equity price risk, and thus we have excluded these investments from the above analysis.

ITEM 4. CONTROLS AND PROCEDURES.
The Chief Executive Officer and Chief Financial Officer of the Company participated in management’s evaluation of our disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of March 31, 2018. ProAssurance’s disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, those controls during the quarter.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
See Note 6 of the Notes to Condensed Consolidated Financial Statements.
ITEM 1A. RISK FACTORS.
There are no changes to the "Risk Factors" in Part 1, Item 1A of the 2017 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)	Not applicable.

(b)	Not applicable.

(c)	Information required by Item 703 of Regulation S-K.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs* (In thousands)
January 1 - 31, 2018	—	N/A	—	$109,643
February 1 - 28, 2018	—	N/A	—	$109,643
March 1 - 31, 2018	—	N/A	—	$109,643
Total	—	$—	—

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

PROASSURANCE CORPORATION
May 3, 2018

/s/ Edward L. Rand, Jr.
Edward L. Rand, Jr.
Chief Operating Officer and Chief Financial Officer
(Duly authorized officer and principal financial officer)