Form 10-Q
period 2018-06-30
PROASSURANCE CORP
filed 2018-08-07
CIK 1127703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2018 or

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
As of July 31, 2018, there were 53,618,980 shares of the registrant’s common stock outstanding.

Glossary of Terms and Acronyms

When the following terms and acronyms appear in the text of this report, they have the meanings indicated below.

Term	Meaning
AOCI	Accumulated other comprehensive income (loss)
ASU	Accounting Standards Update
BEAT	Base erosion anti-abuse tax
Board	Board of Directors of ProAssurance Corporation
BOLI	Business owned life insurance
Council of Lloyd's	The governing body for Lloyd's of London
DPAC	Deferred policy acquisition costs
Eastern Re	Eastern Re, LTD, S.P.C.
EBUB	Earned but unbilled premium
FAL	Funds at Lloyd's
FASB	Financial Accounting Standards Board
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FNMA	Federal National Mortgage Association
GAAP	Generally accepted accounting principles in the United States of America
GNMA	Government National Mortgage Association
HCPL	Healthcare professional liability
IBNR	Incurred but not reported
Inova Re	Inova Re, LTD, S.P.C.
IRS	Internal Revenue Service
LIBOR	London Interbank Offered Rate
LLC	Limited liability company
Lloyd's	Lloyd's of London market
LP	Limited partnership
LPT	Loss portfolio transfer
Medical technology liability	Medical technology and life sciences products liability
NAIC	National Association of Insurance Commissioners
NAV	Net asset value
NOL	Net operating loss
NRSRO	Nationally recognized statistical rating organization
NYSE	New York Stock Exchange
OCI	Other comprehensive income (loss)
OTTI	Other-than-temporary impairment
PCAOB	Public Company Accounting Oversight Board
Revolving Credit Agreement	ProAssurance's $250 million revolving credit agreement
ROE	Return on equity
SAP	Statutory accounting principles
SEC	Securities and Exchange Commission
SPA	Special Purpose Arrangement
SPC	Segregated portfolio cell
Specialty P&C	Specialty Property and Casualty
Syndicate 1729	Lloyd's of London Syndicate 1729

Term	Meaning
Syndicate 6131	Lloyd's of London Syndicate 6131, a Special Purpose Arrangement with Lloyd's of London Syndicate 1729
Syndicate Credit Agreement	Unconditional revolving credit agreement with the Premium Trust Fund of Syndicate 1729
TCJA	Tax Cuts and Jobs Act H.R.1 of 2017
U.K.	United Kingdom of Great Britain and Northern Ireland
VIE	Variable interest entity

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

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share data)

	June 30, 2018	December 31, 2017
Assets
Investments
Fixed maturities, at fair value; cost or amortized cost, $2,178,066 and $2,257,188, respectively	$2,155,693	$2,280,242
Equity investments, at fair value; cost, $474,306 and $425,942, respectively	496,026	470,609
Short-term investments	212,945	432,126
Business owned life insurance	63,017	62,113
Investment in unconsolidated subsidiaries	390,214	330,591
Other investments, $33,020 and $52,301 at fair value, respectively, otherwise at cost or amortized cost	35,909	110,847
Total Investments	3,353,804	3,686,528
Cash and cash equivalents	66,715	134,495
Premiums receivable	279,645	238,085
Receivable from reinsurers on paid losses and loss adjustment expenses	10,035	7,317
Receivable from reinsurers on unpaid losses and loss adjustment expenses	324,168	335,585
Prepaid reinsurance premiums	50,478	39,916
Deferred policy acquisition costs	52,193	50,261
Deferred tax asset, net	18,196	9,930
Real estate, net	31,316	31,975
Intangible assets, net	79,864	82,952
Goodwill	210,725	210,725
Other assets	106,325	101,428
Total Assets	$4,583,464	$4,929,197
Liabilities and Shareholders' Equity
Liabilities
Policy liabilities and accruals
Reserve for losses and loss adjustment expenses	$2,078,817	$2,048,381
Unearned premiums	421,065	398,884
Reinsurance premiums payable	51,569	37,726
Total Policy Liabilities	2,551,451	2,484,991
Other liabilities	169,126	437,600
Debt less debt issuance costs	288,271	411,811
Total Liabilities	3,008,848	3,334,402
Shareholders' Equity
Common shares, par value $0.01 per share, 100,000,000 shares authorized, 62,986,474 and 62,824,523 shares issued, respectively	630	628
Additional paid-in capital	383,001	383,077
Accumulated other comprehensive income (loss), net of deferred tax expense (benefit) of ($4,027) and $5,218, respectively	(16,143)	14,911
Retained earnings	1,625,137	1,614,186
Treasury shares, at cost, 9,367,545 shares and 9,367,502 shares, respectively	(418,009)	(418,007)
Total Shareholders' Equity	1,574,616	1,594,795
Total Liabilities and Shareholders' Equity	$4,583,464	$4,929,197
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Changes in Capital (Unaudited)
(In thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2017	$628	$383,077	$14,911	$1,614,186	$(418,007)	$1,594,795
Cumulative-effect adjustment- ASU 2016-01 adoption*	—	—	—	8,334	—	8,334
Cumulative-effect adjustment- ASU 2018-02 adoption*	—	—	3,416	(3,416)	—	—
Common shares issued for compensation and effect of shares reissued to stock purchase plan	—	1,316	—	—	(2)	1,314
Share-based compensation	—	2,479	—	—	—	2,479
Net effect of restricted and performance shares issued	2	(3,871)	—	—	—	(3,869)
Dividends to shareholders	—	—	—	(34,246)	—	(34,246)
Other comprehensive income (loss)	—	—	(34,470)	—	—	(34,470)
Net income	—	—	—	40,279	—	40,279
Balance at June 30, 2018	$630	$383,001	$(16,143)	$1,625,137	$(418,009)	$1,574,616

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2016	$627	$376,518	$17,399	$1,824,088	$(419,930)	$1,798,702
Cumulative-effect adjustment- ASU 2016-09 adoption	—	425	—	(276)	—	149
Common shares issued for compensation and effect of shares reissued to stock purchase plan	—	1,876	—	—	2	1,878
Share-based compensation	—	6,092	—	—	—	6,092
Net effect of restricted and performance shares issued	1	(5,324)	—	—	—	(5,323)
Dividends to shareholders	—	—	—	(33,040)	—	(33,040)
Other comprehensive income (loss)	—	—	8,665	—	—	8,665
Net income	—	—	—	60,973	—	60,973
Balance at June 30, 2017	$628	$379,587	$26,064	$1,851,745	$(419,928)	$1,838,096
* See Note 1 for discussion of accounting guidance adopted during the period.
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
Revenues
Net premiums earned	$223,591	$180,353	$410,750	$363,256
Net investment income	22,384	22,677	44,411	45,863
Equity in earnings (loss) of unconsolidated subsidiaries	5,380	2,516	7,019	4,324
Net realized investment gains (losses):
OTTI losses	(404)	—	(404)	(419)
Portion of OTTI losses recognized in other comprehensive income before taxes	—	—	—	248
Net impairment losses recognized in earnings	(404)	—	(404)	(171)
Other net realized investment gains (losses)	3,199	(2,219)	(9,318)	11,232
Total net realized investment gains (losses)	2,795	(2,219)	(9,722)	11,061
Other income	2,044	2,250	4,767	4,071
Total revenues	256,194	205,577	457,225	428,575
Expenses
Net losses and loss adjustment expenses	161,728	115,550	291,515	234,701
Underwriting, policy acquisition and operating expenses
Operating expense	33,958	34,972	66,422	69,454
DPAC amortization	25,653	22,913	50,547	45,540
Segregated portfolio cells dividend expense (income)	2,785	8,811	4,532	11,186
Interest expense	3,958	4,145	7,663	8,278
Total expenses	228,082	186,391	420,679	369,159
Income before income taxes	28,112	19,186	36,546	59,416
Provision for income taxes
Current expense (benefit)	(1,175)	6,700	(2,503)	(1,579)
Deferred expense (benefit)	864	(7,032)	(1,230)	22
Total income tax expense (benefit)	(311)	(332)	(3,733)	(1,557)
Net income	28,423	19,518	40,279	60,973
Other comprehensive income (loss), after tax, net of reclassification adjustments	(8,096)	5,741	(34,470)	8,665
Comprehensive income (loss)	$20,327	$25,259	$5,809	$69,638
Earnings per share
Basic	$0.53	$0.37	$0.75	$1.14
Diluted	$0.53	$0.36	$0.75	$1.14
Weighted average number of common shares outstanding:
Basic	53,610	53,402	53,567	53,359
Diluted	53,741	53,607	53,716	53,571
Cash dividends declared per common share	$0.31	$0.31	$0.62	$0.62
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended June 30
	2018	2017
Operating Activities
Net income	$40,279	$60,973
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net of accretion	11,036	13,949
(Increase) decrease in cash surrender value of BOLI	(904)	(897)
Net realized investment (gains) losses	9,722	(11,061)
Share-based compensation	2,517	6,092
Deferred income taxes	(1,230)	22
Policy acquisition costs, net of amortization (net deferral)	(1,932)	(3,400)
Equity in (earnings) loss of unconsolidated subsidiaries	(7,019)	(4,324)
Distributed earnings from unconsolidated subsidiaries	4,595	12,894
Other	796	(438)
Other changes in assets and liabilities:
Premiums receivable	(41,560)	(11,637)
Reinsurance related assets and liabilities	11,980	(7,291)
Other assets	969	(2,613)
Reserve for losses and loss adjustment expenses	30,436	(1,563)
Unearned premiums	22,181	24,932
Other liabilities	(16,300)	(8,730)
Net cash provided (used) by operating activities	65,566	66,908
Investing Activities
Purchases of:
Fixed maturities, available for sale	(552,451)	(359,080)
Fixed maturities, trading	(29,999)	—
Equity investments	(91,054)	(101,854)
Other investments	(15,228)	(8,879)
Funding of qualified affordable housing project tax credit partnerships	(74)	(320)
Investment in unconsolidated subsidiaries	(27,734)	(19,787)
Proceeds from sales or maturities of:
Fixed maturities, available for sale	658,337	434,075
Equity investments	75,376	85,907
Other investments	14,725	12,689
Return of invested capital from unconsolidated subsidiaries	36,154	21,130
Net sales or maturities (purchases) of short-term investments	219,053	172,250
Unsettled security transactions, net change	(3,044)	12,714
Purchases of capital assets	(5,113)	(6,593)
Repayments (advances) under Syndicate Credit Agreement	(1,050)	(1,026)
Other	—	951
Net cash provided (used) by investing activities	277,898	242,177
Continued on the following page.

	Six Months Ended June 30
	2018	2017
Continued from the previous page.
Financing Activities
Borrowings (repayments) under Revolving Credit Agreement	(123,000)	(22,000)
Repayments of Mortgage Loans	(698)	—
Dividends to shareholders	(283,313)	(282,180)
Capital contribution received from (return of capital to) external segregated portfolio cell owners	(329)	162
Other	(3,904)	(4,951)
Net cash provided (used) by financing activities	(411,244)	(308,969)
Increase (decrease) in cash and cash equivalents	(67,780)	116
Cash and cash equivalents at beginning of period	134,495	117,347
Cash and cash equivalents at end of period	$66,715	$117,463
Significant Non-Cash Transactions
Dividends declared and not yet paid	$17,630	$16,524
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2018

1. Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of ProAssurance Corporation and its consolidated subsidiaries (ProAssurance, PRA or the Company). The financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring adjustments, have been included. ProAssurance’s results for the six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes contained in ProAssurance’s December 31, 2017 report on Form 10-K. In connection with its preparation of the Condensed Consolidated Financial Statements, ProAssurance evaluated events that occurred subsequent to June 30, 2018 for recognition or disclosure in its financial statements and notes to financial statements.
ProAssurance operates in four reportable segments as follows: Specialty P&C, Workers' Compensation, Lloyd's Syndicates and Corporate. For more information on the nature of products and services provided and for financial information by segment, refer to Note 13.
Reclassifications
Certain insignificant prior period amounts have been reclassified to conform to the current period presentation.
Accounting Policies
Except as added below, the significant accounting policies followed by ProAssurance in making estimates that materially affect financial reporting are summarized in Note 1 of the Notes to Consolidated Financial Statements in ProAssurance’s December 31, 2017 report on Form 10-K.
Retroactive Insurance Contracts
In certain instances, ProAssurance’s insurance contracts cover losses both on a prospective basis and retroactive basis and, accordingly, ProAssurance bifurcates the prospective and retroactive provisions of these contracts and accounts for each component separately, where practicable. The prospective provisions of a contract are accounted for consistently with the Company’s other insurance contracts as discussed in Note 1 of the Notes to Consolidated Financial Statements in ProAssurance’s December 31, 2017 report on Form 10-K.
Under the retroactive provisions of a contract, all premiums received and losses assumed are recognized immediately in earnings at the inception of the contract as all of the underlying loss events occurred in the past. If the estimated losses assumed differ from the premium received related to the retroactive provision of a contract, the resulting difference is deferred and recognized over the estimated claim payment period with the periodic amortization reflected in earnings as a component of net losses and loss adjustment expenses. Deferred gains are included as a component of the reserve for losses and loss adjustment expenses and deferred losses are included as a component of other assets on the Condensed Consolidated Balance Sheet. Subsequent changes to the estimated timing or amount of future loss payments in relation to the losses assumed under retroactive provisions also produce changes in deferred balances. Changes in such estimates are applied retrospectively and the resulting changes in deferred balances, together with periodic amortization, are included in earnings in the period of change.
Other Liabilities
Other liabilities consisted of the following:

(In thousands)	June 30, 2018	December 31, 2017
SPC dividends payable	$48,439	$46,925
Unpaid dividends	17,630	267,292
All other	103,057	123,383
Total other liabilities	$169,126	$437,600
SPC dividends payable are the cumulative undistributed earnings contractually payable to the external cell owners of the SPCs operated by Eastern Re and Inova Re, ProAssurance's Cayman Islands reinsurance subsidiaries.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2018

Unpaid dividends represent common stock dividends declared by ProAssurance's Board that had not yet been paid as of June 30, 2018. Unpaid dividends at December 31, 2017 reflected a special dividend declared in the fourth quarter of 2017 that was paid in January 2018.
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
Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15)
Effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, the FASB issued guidance related to the classification of certain cash receipts and cash payments presented in the statement of cash flows with the objective of reducing diversity in practice. ProAssurance adopted the guidance as of January 1, 2018 and elected to use the cumulative earnings approach for presenting distributions from equity method investees. Adoption of the guidance had no material effect on ProAssurance’s results of operations or financial position; however, ProAssurance reclassified approximately $12.9 million in distributions from unconsolidated subsidiaries from investing activities to operating activities in the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2017.
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
Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01)
Effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, the FASB issued guidance that requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. The new guidance also specifies that an entity use the exit price notion when measuring the fair value of financial instruments for disclosure purposes and present financial assets and liabilities by measurement category and form of financial asset. Other provisions of the new guidance include: revised disclosure requirements related to the presentation in comprehensive income of changes in the fair value of liabilities; elimination, for public companies, of disclosure requirements relative to the methods and significant assumptions underlying fair values disclosed for financial instruments measured at amortized cost; and simplified impairment assessments for equity investments without readily determinable fair values. ProAssurance adopted the guidance as of January 1, 2018 using a modified retrospective application and recorded a cumulative-effect after-tax adjustment of approximately $8.3 million to beginning retained earnings in the Condensed Consolidated Statement of Changes in Capital for the six months ended June 30, 2018. LPs/LLCs previously reported using the cost method are now reported at fair value with increases in fair value of approximately $3.6 million and $5.9 million recognized as a component of equity in earnings (loss) of unconsolidated subsidiaries on the Condensed Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2018, respectively.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2018

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
Reclassification of Certain Tax Effects from AOCI (ASU 2018-02)
Effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with early adoption permitted, the FASB issued guidance which permits a reclassification from AOCI to retained earnings for stranded tax effects resulting from the newly enacted federal corporate tax rate from the TCJA. The amount of the reclassification from AOCI to retained earnings will be the difference between the historical corporate tax rate and the newly enacted 21% corporate tax rate on deferred tax items originally established through OCI and not net income. The guidance allows entities to adopt in any interim or annual period for which financial statements have not yet been issued and apply the guidance either (1) in the period of adoption or (2) retrospectively to each period in which the effect of the change in the tax rate is recognized. ProAssurance adopted this guidance as of January 1, 2018 and elected to apply this guidance in the period of adoption using the specific identification method. Using a modified retrospective application, ProAssurance recorded a cumulative-effect adjustment which increased beginning AOCI by approximately $3.4 million and decreased beginning retained earnings by the same amount in the Condensed Consolidated Statement of Changes in Capital for the six months ended June 30, 2018. Adoption of this guidance had no material effect on ProAssurance's financial position, results of operations or cash flows.
Accounting Changes Not Yet Adopted
Technical Corrections and Improvements to Financial Instruments - Overall (ASU 2018-03)
Effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years beginning after June 15, 2018, the FASB amended the new standard on recognizing and measuring financial assets and financial liabilities to clarify certain aspects of the guidance. Under the amended guidance, an entity that uses the measurement alternative for equity investments without readily determinable fair values can change its measurement approach to a fair value method through an irrevocable election that would apply to that security and all identical or similar investments of the same issuer. Also, entities are required to use the prospective transition approach only for equity investments they elect to measure using the new measurement alternative. Additionally, the guidance clarifies how to apply the measurement alternative and presentation requirements for financial liabilities measured under the fair value option. ProAssurance plans to adopt the guidance beginning July 1, 2018. As of June 30, 2018, ProAssurance does not have any equity investments without readily determinable fair values or financial liabilities measured under the fair value option; therefore, adoption of the guidance is not expected to have a material effect on ProAssurance’s financial position, results of operations or cash flows.
Leases (ASU 2016-02)
Effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, the FASB issued guidance that requires a lessee to recognize for all leases (with the exception of short-term leases) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis, and a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. ProAssurance plans to adopt the guidance beginning January 1, 2019 using a modified retrospective application and plans to elect the transition option provided that allows companies to continue to apply legacy GAAP in comparative periods. As of June 30, 2018, ProAssurance is currently in the process of evaluating all of its leases. As the majority of ProAssurance's leases are real estate operating leases and are not considered to be material, adoption of the guidance is not expected to have a material effect on ProAssurance’s results of operations, financial position or cash flows. In addition, ProAssurance's Revolving Credit Agreement contains a financial covenant regarding permitted leverage ratios based upon Consolidated Funded Indebtedness to Consolidated Total Capitalization; however, ProAssurance does not anticipate that the adoption of this guidance would have a material impact on the covenant. ProAssurance’s Mortgage Loans also contain a financial covenant regarding permitted leverage ratios, principally based upon SAP Consolidated Net Worth; however, as the NAIC is not anticipated to adopt the principles in the FASB guidance around capitalizing operating leases, adoption of the guidance would have no impact on the covenant.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2018

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
Derivatives and Hedging (ASU 2017-12)
Effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, the FASB issued guidance to improve financial reporting of hedging relationships to better portray the entity's risk management activities in the consolidated financial statements. The new guidance eliminates the requirement to separately measure and report hedge ineffectiveness and requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. ProAssurance plans to adopt the guidance beginning January 1, 2019. ProAssurance's derivative instrument at June 30, 2018 is not designated as a hedging instrument; therefore, adoption is not expected to have a material effect on ProAssurance's results of operations, financial position or cash flows.
Improvements to Nonemployee Share-Based Payment Accounting (ASU 2018-07)
Effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, the FASB issued guidance which reduces the complexity in accounting for nonemployee share-based payment awards. The new guidance substantially aligns the accounting for nonemployee share-based payment awards with the accounting guidance for employee share-based payment awards with certain exceptions, including the inputs used in estimating the fair value of the nonemployee awards and the period of time and pattern of expense recognition. ProAssurance plans to adopt the guidance as of January 1, 2019. Adoption of the guidance is not expected to have a material effect on ProAssurance’s results of operations, financial position or cash flows.
Improvements to Financial Instruments - Credit Losses (ASU 2016-13)
Effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, the FASB issued guidance that replaces the incurred loss impairment methodology, which delays recognition of credit losses until a probable loss has been incurred, with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Under the new guidance, credit losses are required to be recorded through an allowance for credit losses account and the income statement reflects the measurement for newly recognized financial assets, as well as increases or decreases of expected credit losses that have taken place during the period. Credit losses on available-for-sale fixed maturity securities will be measured in a manner similar to current GAAP, although the new guidance requires that credit losses be presented as an allowance, rather than as a write-down of the asset, limited to the amount by which the fair value is below amortized cost. In addition, this guidance could impact ProAssurance's receivables from reinsurers; however, ProAssurance has not historically experienced material credit losses due to the financial condition of a reinsurer. ProAssurance plans to adopt the guidance beginning January 1, 2020 and is in the process of evaluating the effect the new guidance would have on its results of operations and financial position.
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
June 30, 2018

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

Fair values of assets measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 are shown in the following tables. Where applicable, the tables also indicate the fair value hierarchy of the valuation techniques utilized to determine those fair values. For some assets, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. When this is the case, the asset is categorized based on the level of the most significant input to the fair value measurement. Assessments of the significance of a particular input to the fair value measurement require judgment and consideration of factors specific to the assets being valued.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2018

	June 30, 2018
	Fair Value Measurements Using			Total
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Fixed maturities, available for sale
U.S. Treasury obligations	$—	$146,457	$—	$146,457
U.S. Government-sponsored enterprise obligations	—	31,702	—	31,702
State and municipal bonds	—	331,100	—	331,100
Corporate debt, multiple observable inputs	2,262	1,184,985	—	1,187,247
Corporate debt, limited observable inputs	—	—	8,380	8,380
Residential mortgage-backed securities	—	204,236	—	204,236
Agency commercial mortgage-backed securities	—	13,812	—	13,812
Other commercial mortgage-backed securities	—	32,715	—	32,715
Other asset-backed securities	—	160,852	9,420	170,272
Fixed maturities, trading
Corporate debt	—	29,772	—	29,772
Equity investments
Financial	74,656	—	—	74,656
Utilities/Energy	57,936	—	—	57,936
Consumer oriented	55,459	—	—	55,459
Industrial	46,285	—	—	46,285
Bond funds	146,795	—	—	146,795
All other	94,638	—	—	94,638
Short-term investments	200,366	12,579	—	212,945
Other investments	—	33,015	5	33,020
Other assets	—	2,588	—	2,588
Total assets categorized within the fair value hierarchy	$678,397	$2,183,813	$17,805	2,880,015
Assets carried at NAV, which approximates fair value and which are not categorized within the fair value hierarchy, reported as a part of:
Equity investments				20,257
Investment in unconsolidated subsidiaries				277,505
Total assets at fair value				$3,177,777

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2018

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
The fair values for securities included in the Level 2 category, with the few exceptions described below, were developed by one of several third party, nationally recognized pricing services, including services that price only certain types of securities. Each service uses complex methodologies to determine values for securities and subject the values they develop to quality control reviews. Management selected a primary source for each type of security in the portfolio and reviewed the values provided for reasonableness by comparing data to alternate pricing services and to available market and trade data. Values that appeared inconsistent were further reviewed for appropriateness. Any value that did not appear reasonable was discussed with the service that provided the value and adjusted, if necessary. There were no material changes to the values supplied by the pricing services during the three and six months ended June 30, 2018 and 2017.
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
June 30, 2018

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
Short-term investments were securities maturing within one year, carried at fair value which approximated the cost of the securities due to their short-term nature.
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

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2018

Level 3 Valuation Methodologies
Corporate debt, limited observable inputs consisted of corporate bonds valued using dealer quotes for similar securities or discounted cash flow models using yields currently available for similar securities. Similar securities are defined as securities of comparable credit quality that have like terms and payment features. Assessments of credit quality were based on NRSRO ratings, if available, or were subjectively determined by management if not available. At June 30, 2018, 76% of the securities were rated and the average rating was BBB+. At December 31, 2017, 84% of the securities were rated and the average rating was BBB+.
Residential mortgage-backed and other asset-backed securities consisted of securitizations of receivables valued using dealer quotes for similar securities or discounted cash flow models using yields currently available for similar securities. Similar securities are defined as securities of comparable credit quality that have like terms and payment features. Assessments of credit quality were based on NRSRO ratings, if available, or were subjectively determined by management if not available. At June 30, 2018, 70% of the securities were rated and the average rating was AAA. At December 31, 2017, 21% of the securities were rated and the average rating was AAA.
Other investments consisted of convertible securities for which limited observable inputs were available at June 30, 2018 and December 31, 2017. The securities were valued internally based on expected cash flows, including the expected final recovery, discounted at a yield that considered the lack of liquidity and the financial status of the issuer.
Quantitative Information Regarding Level 3 Valuations

	Fair Value at
(In thousands)	June 30, 2018	December 31, 2017	Valuation Technique	Unobservable Input	Range (Weighted Average)
Assets:
Corporate debt, limited observable inputs	$8,380	$13,703	Market Comparable Securities	Comparability Adjustment	0% - 5% (2.5%)
			Discounted Cash Flows	Comparability Adjustment	0% - 5% (2.5%)
Residential mortgage-backed and other asset-backed securities	$9,420	$4,986	Market Comparable Securities	Comparability Adjustment	0% - 5% (2.5%)
			Discounted Cash Flows	Comparability Adjustment	0% - 5% (2.5%)
Other investments	$5	$409	Discounted Cash Flows	Comparability Adjustment	0% - 10% (5%)
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
June 30, 2018

Fair Value Measurements - Level 3 Assets
The following tables (the Level 3 Tables) present summary information regarding changes in the fair value of assets measured at fair value using Level 3 inputs.

	June 30, 2018
	Level 3 Fair Value Measurements – Assets
(In thousands)	Corporate Debt	Asset-backed Securities	Other investments	Total
Balance March 31, 2018	$15,097	$17,323	$365	$32,785
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Net investment income	(36)	1	—	(35)
Net realized investment gains (losses)	(8)	—	6	(2)
Included in other comprehensive income	(90)	(111)	—	(201)
Purchases	—	3,225	—	3,225
Sales	(1,644)	(158)	(366)	(2,168)
Transfers in	558	—	—	558
Transfers out	(5,497)	(10,860)	—	(16,357)
Balance June 30, 2018	$8,380	$9,420	$5	$17,805
Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets held at period-end	$—	$—	$—	$—

	June 30, 2018
	Level 3 Fair Value Measurements – Assets
(In thousands)	Corporate Debt	Asset-backed Securities	Other investments	Total
Balance December 31, 2017	$13,703	$4,986	$409	$19,098
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Net investment income	(74)	1	—	(73)
Net realized investment gains (losses)	(8)	—	(38)	(46)
Included in other comprehensive income	(128)	(141)	—	(269)
Purchases	6,005	16,678	—	22,683
Sales	(4,549)	(185)	(366)	(5,100)
Transfers in	2,627	—	—	2,627
Transfers out	(9,196)	(11,919)	—	(21,115)
Balance June 30, 2018	$8,380	$9,420	$5	$17,805
Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets held at period-end	$—	$—	$—	$—

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2018

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

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2018

Transfers
There were no transfers between the Level 1 and Level 2 categories during the three and six months ended June 30, 2018 or the three months ended June 30, 2017. During the six months ended June 30, 2017, equity securities of approximately $35.4 million were transferred from Level 2 to Level 1.
Transfers shown in the preceding Level 3 tables were as of the end of the quarter in which the transfer occurred. All transfers were to or from Level 2.
All transfers during the three and six months ended June 30, 2018 and 2017 related to securities held for which the level of market activity for identical or nearly identical securities varies from period to period. The securities were valued using multiple observable inputs when those inputs were available; otherwise the securities were valued using limited observable inputs.
Fair Values Not Categorized
At June 30, 2018 and December 31, 2017, certain LPs/LLCs and investment funds measure fund assets at fair value on a recurring basis and provide a NAV for ProAssurance's interest. The carrying value of these interests is based on the NAV provided and was considered to approximate the fair value of the interests. For investment in unconsolidated subsidiaries, ProAssurance recognizes any changes in the NAV of its interests in equity in earnings (loss) of unconsolidated subsidiaries during the period of change. In accordance with GAAP, the fair value of these investments was not classified within the fair value hierarchy. The amount of ProAssurance's unfunded commitments related to these investments as of June 30, 2018 and fair values of these investments as of June 30, 2018 and December 31, 2017 was as follows:

	Unfunded Commitments	Fair Value
(In thousands)	June 30, 2018	June 30, 2018	December 31, 2017
Equity investments:
Mortgage fund (1)*	None	$20,257	$—
Investment in unconsolidated subsidiaries:
Private debt funds (2)	$4,945	26,174	42,206
Long equity fund (3)	None	7,712	7,847
Long/short equity funds (4)	None	32,134	31,352
Non-public equity funds (5)	$78,693	109,337	100,062
Multi-strategy fund of funds (6)	None	9,357	9,100
Credit funds (7)	None	18,075	6,561
Long/short commodities fund (8)	None	13,380	13,025
Strategy focused funds (9)	$19,247	61,336	606
		277,505	210,759
Other investments:
Mortgage fund (1)*	See above	—	20,130

Total investments carried at NAV		$297,762	$230,889
* In the first quarter of 2018, ProAssurance began presenting this investment previously reported as a part of other investments as a part of equity investments on the Condensed Consolidated Balance Sheet. Prior year amounts have not been reclassified.

Below is additional information regarding each of the investments listed in the table above as of June 30, 2018.

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
June 30, 2018

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

(9) The investment is comprised of multiple unrelated LPs/LLCs funds. One fund is a LLC focused on investing in North American consumer products companies, comprised of equity and equity-related securities, as well as debt instruments. Redemptions are not permitted. Another fund is a LP focused on North American energy infrastructure assets that allows redemption with consent of the General Partner. The remaining funds are real estate focused LPs, one of which allows for redemption with prior notice.
ProAssurance may not sell, transfer or assign its interest in any of the above LPs/LLCs without special consent from the LPs/LLCs.
Nonrecurring Fair Value Measurement
At June 30, 2018, ProAssurance did not have any assets or liabilities that were measured at fair value on a nonrecurring basis. At December 31, 2017, ProAssurance held an equity method early stage business investment measured at fair value on a nonrecurring basis due to a recognized OTTI of $8.5 million. The investment was valued using significant unobservable inputs (Level 3) and had a fair value of $1.2 million at December 31, 2017. The fair value of the investment was measured as ProAssurance's ownership percentage in the projected earnings and cash flows expected to be generated by the investment.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2018

Financial Instruments - Methodologies Other Than Fair Value
The following table provides the estimated fair value of our financial instruments that, in accordance with GAAP for the type of investment, are measured using a methodology other than fair value. All fair values provided primarily fall within the Level 3 fair value category.

	June 30, 2018		December 31, 2017
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
BOLI	$63,017	$63,017	$62,113	$62,113
Other investments	$2,889	$2,889	$58,546	$69,095
Other assets	$37,745	$37,411	$34,020	$33,742
Financial liabilities:
Senior notes due 2023*	$250,000	$263,943	$250,000	$273,153
Revolving Credit Agreement*	$—	$—	$123,000	$123,000
Mortgage loans*	$39,762	$39,762	$40,460	$40,460
Other liabilities	$22,303	$22,303	$21,154	$21,154
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
Other assets and other liabilities primarily consisted of related investment assets and liabilities associated with funded deferred compensation agreements. The fair value of the funded deferred compensation assets was based upon quoted market prices, which is categorized as a Level 1 valuation, and had a fair value of $22.3 million and $20.2 million at June 30, 2018 and December 31, 2017, respectively. The deferred compensation liabilities are adjusted to match the fair value of the deferred compensation assets. Other assets also included a secured note receivable and unsecured note receivable under two separate line of credit agreements. Fair value of these notes receivable was based on the present value of expected cash flows from the notes receivable, discounted at market rates on the valuation date for receivables with similar credit standings and similar payment structures.
The fair value of the debt was estimated based on the present value of expected future cash outflows, discounted at rates available on the valuation date for similar debt issued by entities with a similar credit standing to ProAssurance.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2018

3. Investments
Available-for-sale fixed maturities at June 30, 2018 and December 31, 2017 included the following:

	June 30, 2018
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities, available for sale
U.S. Treasury obligations	$148,588	$249	$2,380	$146,457
U.S. Government-sponsored enterprise obligations	32,331	21	650	31,702
State and municipal bonds	326,705	5,488	1,093	331,100
Corporate debt	1,213,362	4,655	22,390	1,195,627
Residential mortgage-backed securities	208,052	1,150	4,966	204,236
Agency commercial mortgage-backed securities	14,080	—	268	13,812
Other commercial mortgage-backed securities	33,105	47	437	32,715
Other asset-backed securities	171,917	20	1,665	170,272
	$2,148,140	$11,630	$33,849	$2,125,921

	December 31, 2017
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities, available for sale
U.S. Treasury obligations	$134,323	$485	$1,181	$133,627
U.S. Government-sponsored enterprise obligations	21,089	73	206	20,956
State and municipal bonds	618,414	14,248	419	632,243
Corporate debt	1,157,660	15,205	5,707	1,167,158
Residential mortgage-backed securities	196,741	2,438	1,335	197,844
Agency commercial mortgage-backed securities	10,827	23	108	10,742
Other commercial mortgage-backed securities	16,004	91	134	15,961
Other asset-backed securities	102,130	47	466	101,711
	$2,257,188	$32,610	$9,556	$2,280,242

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2018

The recorded cost basis and estimated fair value of available-for-sale fixed maturities at June 30, 2018, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total Fair Value
Fixed maturities, available for sale
U.S. Treasury obligations	$148,588	$37,731	$84,483	$21,407	$2,836	$146,457
U.S. Government-sponsored enterprise obligations	32,331	206	11,647	19,715	134	31,702
State and municipal bonds	326,705	25,562	126,115	140,281	39,142	331,100
Corporate debt	1,213,362	116,559	666,434	374,029	38,605	1,195,627
Residential mortgage-backed securities	208,052					204,236
Agency commercial mortgage-backed securities	14,080					13,812
Other commercial mortgage-backed securities	33,105					32,715
Other asset-backed securities	171,917					170,272
	$2,148,140					$2,125,921
Excluding obligations of the U.S. Government, U.S. Government-sponsored enterprises and a U.S. Government obligations money market fund, no investment in any entity or its affiliates exceeded 10% of shareholders’ equity at June 30, 2018.
Cash and securities with a carrying value of $45.7 million at June 30, 2018 were on deposit with various state insurance departments to meet regulatory requirements.
As a member of Lloyd's and a capital provider to Syndicate 1729 and Syndicate 6131, which began active operations on January 1, 2018, ProAssurance is required to maintain capital at Lloyd's, referred to as FAL. ProAssurance's FAL investments at June 30, 2018 included available-for-sale fixed maturities with a fair value of $123.6 million and short-term investments with a fair value of approximately $1.0 million on deposit with Lloyd's in order to satisfy these FAL requirements.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2018

Investments Held in a Loss Position
The following tables provide summarized information with respect to investments held in an unrealized loss position at June 30, 2018 and December 31, 2017, including the length of time the investment had been held in a continuous unrealized loss position.

	June 30, 2018
	Total		Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Loss	Value	Loss	Value	Loss
Fixed maturities, available for sale
U.S. Treasury obligations	$128,506	$2,380	$96,926	$1,589	$31,580	$791
U.S. Government-sponsored enterprise obligations	30,769	650	23,960	397	6,809	253
State and municipal bonds	100,622	1,093	98,073	1,035	2,549	58
Corporate debt	919,141	22,390	801,410	17,525	117,731	4,865
Residential mortgage-backed securities	173,133	4,966	131,124	2,839	42,009	2,127
Agency commercial mortgage-backed securities	13,812	268	11,929	135	1,883	133
Other commercial mortgage-backed securities	26,251	437	24,311	390	1,940	47
Other asset-backed securities	155,165	1,665	141,632	1,474	13,533	191
	$1,547,399	$33,849	$1,329,365	$25,384	$218,034	$8,465

	December 31, 2017
	Total		Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Loss	Value	Loss	Value	Loss
Fixed maturities, available for sale
U.S. Treasury obligations	$110,788	$1,181	$67,135	$554	$43,653	$627
U.S. Government-sponsored enterprise obligations	17,032	206	10,182	64	6,850	142
State and municipal bonds	23,122	419	15,168	102	7,954	317
Corporate debt	487,578	5,707	365,541	2,730	122,037	2,977
Residential mortgage-backed securities	109,659	1,335	64,121	402	45,538	933
Agency commercial mortgage-backed securities	4,423	108	2,458	34	1,965	74
Other commercial mortgage-backed securities	12,878	134	7,939	82	4,939	52
Other asset-backed securities	85,358	466	70,924	346	14,434	120
	$850,838	$9,556	$603,468	$4,314	$247,370	$5,242
As of June 30, 2018, excluding U.S. Government or U.S. Government-sponsored enterprise obligations, there were 1,024 debt securities (50.0% of all available-for-sale fixed maturity securities held) in an unrealized loss position representing 548 issuers. The greatest and second greatest unrealized loss positions among those securities were approximately $0.6 million and $0.4 million, respectively. The securities were evaluated for OTTI as of June 30, 2018.
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
June 30, 2018

Each quarter, ProAssurance performs a detailed analysis for the purpose of assessing whether any of the securities it holds in an unrealized loss position has suffered an OTTI. A detailed discussion of the factors considered in the assessment is included in Note 1 of the Notes to Consolidated Financial Statements included in ProAssurance's December 31, 2017 Form 10-K.
Fixed maturity securities held in an unrealized loss position at June 30, 2018, excluding asset-backed securities, have paid all scheduled contractual payments and are expected to continue doing so. Expected future cash flows of asset-backed securities, excluding those issued by GNMA, FNMA and FHLMC, held in an unrealized loss position were estimated as part of the June 30, 2018 OTTI evaluation using the most recently available six-month historical performance data for the collateral (loans) underlying the security or, if historical data was not available, sector based assumptions, and equaled or exceeded the current amortized cost basis of the security.
Other information regarding sales and purchases of fixed maturity available-for-sale securities is as follows:

	Three Months Ended June 30		Six Months Ended June 30
(In millions)	2018	2017	2018	2017
Proceeds from sales (exclusive of maturities and paydowns)	$115.8	$156.3	$495.0	$235.5
Purchases	$184.6	$198.7	$552.5	$359.1
Equity Investments
ProAssurance's equity investments are carried at fair value with changes in fair value recognized in income as a component of net realized investment gains (losses) during the period of change. Equity investments on the Condensed Consolidated Balance Sheet as of June 30, 2018 primarily included stocks, bonds and investment funds.
Short-term Investments
ProAssurance's short-term investments, which have a maturity at purchase of one year or less, are primarily comprised of investments in U.S. treasury obligations, commercial paper and money market funds. Short-term investments are carried at fair value which approximates the cost of the securities due to their short-term nature.
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
Net Investment Income
Net investment income by investment category was as follows:

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2018	2017	2018	2017
Fixed maturities	$17,506	$18,841	$34,586	$38,962
Equities	4,998	4,298	9,865	7,942
Short-term investments, including Other	1,332	978	2,639	1,778
BOLI	455	442	904	897
Investment fees and expenses	(1,907)	(1,882)	(3,583)	(3,716)
Net investment income	$22,384	$22,677	$44,411	$45,863

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2018

Investment in Unconsolidated Subsidiaries
ProAssurance's investment in unconsolidated subsidiaries were as follows:

	June 30, 2018	Carrying Value
(In thousands)	Percentage Ownership	June 30, 2018	December 31, 2017
Qualified affordable housing project tax credit partnerships	See below	$74,895	$84,607
Other tax credit partnerships	See below	4,980	6,118
All other investments, primarily investment fund LPs/LLCs	See below	310,339	239,866
		$390,214	$330,591
Qualified affordable housing project tax credit partnership interests held by ProAssurance generate investment returns by providing tax benefits to fund investors in the form of tax credits and project operating losses. The carrying value of these investments reflects ProAssurance's total commitments (both funded and unfunded) to the partnerships, less any amortization. ProAssurance's ownership percentage relative to two of the tax credit partnership interests is almost 100%; these interests had a carrying value of $28.5 million at June 30, 2018 and $32.5 million at December 31, 2017. ProAssurance's ownership percentage relative to the remaining tax credit partnership interests is less than 20%; these interests had a carrying value of $46.4 million at June 30, 2018 and $52.1 million at December 31, 2017. Since ProAssurance has the ability to exert influence over the partnerships but does not control them, all are accounted for using the equity method. See further discussion of the entities in which ProAssurance holds passive interests in Note 11.
Other tax credit partnerships are comprised entirely of investments in historic tax credit partnerships. The historic tax credit partnerships generate investment returns by providing benefits to fund investors in the form of tax credits, tax deductible project operating losses and positive cash flows. The carrying value of these investments reflects ProAssurance's total funded commitments less any amortization. ProAssurance's ownership percentage relative to the historic tax credit partnerships is almost 100%. Since ProAssurance has the ability to exert influence over the partnerships but does not control them, all are accounted for using the equity method. See further discussion of the entities in which ProAssurance holds passive interests in Note 11.
ProAssurance holds interests in investment fund LPs/LLCs and other equity method investments and LPs/LLCs which are not considered to be investment funds. ProAssurance's ownership percentage relative to three of the LPs/LLCs is greater than 25%, which is expected to be reduced as the funds mature and other investors participate in the funds; these investments had a carrying value of $28.4 million at June 30, 2018 and $30.8 million at December 31, 2017. ProAssurance's ownership percentage relative to the remaining investments and LPs/LLCs is less than 25%; these interests had a carrying value of $281.9 million at June 30, 2018 and $209.1 million at December 31, 2017. ProAssurance does not have the ability to exert control over any of these funds.
Equity in Earnings (Loss) of Unconsolidated Subsidiaries
Equity in earnings (loss) of unconsolidated subsidiaries included losses from qualified affordable housing project tax credit partnerships and historic tax credit partnerships. Losses recorded reflect ProAssurance's allocable portion of partnership operating losses. Tax credits reduce income tax expense in the period they are recognized. Losses recorded and tax credits recognized related to ProAssurance's tax credit partnership investments were as follows:

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2018	2017	2018	2017
Qualified affordable housing project tax credit partnerships
Losses recorded	$5,612	$3,964	$9,712	$7,272
Tax credits recognized	$4,624	$4,612	$9,237	$9,225

Historic tax credit partnerships
Losses recorded	$1,506	$2,350	$3,382	$2,766
Tax credits recognized	$693	$820	$1,355	$2,624

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2018

Net Realized Investment Gains (Losses)
Realized investment gains and losses are recognized on the first-in, first-out basis. The following table provides detailed information regarding net realized investment gains (losses):

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2018	2017	2018	2017
Total OTTI losses:
Corporate debt	$(404)	$—	$(404)	$(419)
Portion of OTTI losses recognized in other comprehensive income before taxes:
Corporate debt	—	—	—	248
Net impairment losses recognized in earnings	(404)	—	(404)	(171)
Gross realized gains, available-for-sale fixed maturities	438	746	4,902	2,599
Gross realized (losses), available-for-sale fixed maturities	(1,725)	(1,401)	(3,772)	(1,468)
Net realized gains (losses), trading fixed maturities	(73)	—	(73)	—
Net realized gains (losses), equity investments	3,488	794	12,706	7,356
Net realized gains (losses), other investments	402	546	1,090	1,719
Change in unrealized holding gains (losses), trading fixed maturities	(170)	—	(219)	—
Change in unrealized holding gains (losses), equity investments	745	(3,191)	(23,099)	424
Change in unrealized holding gains (losses), convertible securities, carried at fair value	90	285	(864)	598
Other	4	2	11	4
Net realized investment gains (losses)	$2,795	$(2,219)	$(9,722)	$11,061
ProAssurance recognized OTTI in earnings of $0.4 million during the three and six months ended June 30, 2018 related to debt instruments from one issuer in the energy sector.
ProAssurance did not recognize any OTTI during the three months ended June 30, 2017. During the six months ended June 30, 2017, ProAssurance recognized OTTI in earnings of $0.2 million and $0.2 million of non-credit OTTI in OCI, both of which related to corporate bonds.
The following table presents a roll forward of cumulative credit losses recorded in earnings related to impaired debt securities for which a portion of the OTTI was recorded in OCI.

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2018	2017	2018	2017
Balance beginning of period	$1,313	$1,329	$1,313	$1,158
Additional credit losses recognized during the period, related to securities for which:
No OTTI has been previously recognized	—	—	—	171
Reductions due to:
Securities sold during the period (realized)	—	(16)	—	(16)
Balance June 30	$1,313	$1,313	$1,313	$1,313

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2018

4. Retroactive Insurance Contracts
ProAssurance offers custom alternative risk solutions including loss portfolio transfers for large healthcare entities who, most commonly, are exiting a line of business, changing an insurance approach or simply preferring to transfer risk. A loss portfolio transfer is a form of retroactive insurance coverage as the Company is assuming and accepting an entity’s existing open and future claim liabilities through the transfer of the entity’s loss reserves.
In the second quarter of 2018, ProAssurance entered into a loss portfolio transfer with a large healthcare organization. Per the agreement, ProAssurance will cover a specific inventory of existing claims as well as provide tail coverage. As the contract included both prospective (tail) coverage and retroactive coverage, ProAssurance bifurcated the provisions of the contract and accounted for each component separately. As of the contract effective date, ProAssurance recognized total net premiums written and earned of $26.6 million, comprised of $7.9 million of prospective coverage and $18.7 million of retroactive coverage, and total net losses and loss adjustment expenses of $25.4 million in the Condensed Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2018. In addition, ProAssurance recorded a deferred gain of $0.6 million in the reserve for losses and loss adjustment expenses on the Condensed Consolidated Balance Sheet as of June 30, 2018 representing the excess of premiums received over losses assumed related to the retroactive coverage which will be amortized into earnings over the estimated claim payment period. For additional information regarding ProAssurance's accounting policy for retroactive insurance contracts, see Note 1.
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
ProAssurance had a total liability for federal and U.K. income taxes of $4.0 million at June 30, 2018 and $8.0 million at December 31, 2017, both carried as a part of other liabilities. The liability for unrecognized tax benefits, which is included in the total liability for federal and U.K. income taxes, was $5.1 million and $5.8 million at June 30, 2018 and December 31, 2017, respectively, which included an accrued liability for interest of approximately $0.6 million and $0.5 million, respectively.
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
Effective January 1, 2018, the TCJA introduced a minimum tax on payments made to related foreign entities referred to as the BEAT. The BEAT is imposed by adding back into the U.S. tax base any base erosion payment made by the U.S. taxpayer to a related foreign entity and applying a minimum tax rate to this newly calculated modified taxable income. Base erosion payments represent any amount paid or accrued by the U.S. taxpayer to a related foreign entity for which a deduction is allowed. Premiums the Company cedes to the SPCs at its newly formed wholly owned Cayman Islands reinsurance subsidiary, Inova Re, do not fall within the scope of base erosion payments as the SPCs at Inova Re intend to elect to be taxed as U.S. taxpayers. However, premiums the Company cedes to the one active SPC at its wholly owned Cayman Islands reinsurance subsidiary, Eastern Re, fall within the scope of base erosion payments and therefore could be significantly impacted by the BEAT. See further discussion on the Company’s new subsidiary, Inova Re, and its Cayman Islands SPC operations in Note 13. Management has evaluated its exposure to the BEAT and has concluded that the Company’s expected outbound deductible payments to related foreign entities are below the threshold for application of the BEAT; therefore, ProAssurance has not recognized any incremental tax expense for the BEAT provision of the TCJA for the six months ended June 30, 2018.
ProAssurance was able to complete its accounting for all areas of the TCJA during the period of enactment except as described below.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2018

Provisional amount
As noted in ProAssurance's December 31, 2017 Form 10-K, ProAssurance was able to make a reasonable estimate of the effects on its existing deferred tax asset balances at December 31, 2017 as it relates to the limitation on the future deductibility of certain executive compensation and recorded a provisional charge to income tax expense from continuing operations for the year ended December 31, 2017. As of June 30, 2018, ProAssurance has not made any measurement-period adjustments to this provisional amount and any future guidance from the IRS addressing the effects of the TCJA on executive compensation could result in a material change to this provisional amount.
Provisional amount not reasonably estimable
As noted in ProAssurance's December 31, 2017 Form 10-K, ProAssurance was unable to reasonably estimate the impact of the change in loss reserve discounting factors due to the TCJA; therefore, no provisional amount was recorded at December 31, 2017. As of June 30, 2018, the IRS has yet to release the 2018 discount factors; therefore, ProAssurance has not adjusted its deferred tax balances due to the enactment of the TCJA. ProAssurance continues to utilize the discount factors based on existing accounting guidance and the provisions of the tax laws that were in effect immediately prior to enactment of the TCJA. Once the IRS releases the 2018 loss reserve discount factors, ProAssurance will complete its analysis and include the effect of the difference in the reserve discount factors in the period the analysis is complete or the impact is reasonably estimable.
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

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2018

Activity in the reserve for losses and loss adjustment expenses is summarized as follows:

(In thousands)	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017	Year Ended December 31, 2017
Balance, beginning of year	$2,048,381	$1,993,428	$1,993,428
Less reinsurance recoverables on unpaid losses and loss adjustment expenses	335,585	273,475	273,475
Net balance, beginning of year	1,712,796	1,719,953	1,719,953
Net losses:
Current year*	337,116	292,489	603,518
Favorable development of reserves established in prior years, net	(45,601)	(57,788)	(134,360)
Total	291,515	234,701	469,158
Paid related to:
Current year	(34,174)	(33,115)	(106,633)
Prior years	(215,488)	(210,006)	(369,682)
Total paid	(249,662)	(243,121)	(476,315)
Net balance, end of period	1,754,649	1,711,533	1,712,796
Plus reinsurance recoverables on unpaid losses and loss adjustment expenses	324,168	280,332	335,585
Balance, end of period	$2,078,817	$1,991,865	$2,048,381
* Current year net losses during the 2018 six-month period included incurred losses of $25.4 million related to a loss portfolio transfer entered into during the second quarter of 2018 (see Note 4).
The favorable loss development of $45.6 million recognized in the six months ended June 30, 2018 primarily reflected a lower than anticipated claims severity trend (i.e., the average size of a claim) for accident years 2011 through 2015. The favorable loss development of $57.8 million recognized in the six months ended June 30, 2017 primarily reflected a lower than anticipated claims severity trend for accident years 2010 through 2014. The favorable loss development of $134.4 million recognized in the twelve months ended December 31, 2017 primarily reflected a lower than anticipated claims severity trend for accident years 2010 through 2014.
For additional information regarding ProAssurance's reserve for losses, see Note 1 and Note 7 of the Notes to Consolidated Financial Statements included in ProAssurance's December 31, 2017 Form 10-K.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2018

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
As a member of Lloyd's, ProAssurance is required to provide capital to support its Lloyd's Syndicates through 2022 of up to $200 million, referred to as FAL. At June 30, 2018, ProAssurance is satisfying the FAL requirement with investment securities on deposit with Lloyd's with a carrying value of $124.6 million (see Note 3).
ProAssurance has issued an unconditional revolving credit agreement to the Premium Trust Fund of Syndicate 1729 for the purpose of providing working capital. Permitted borrowings were expanded from £20.0 million to £30.0 million under an amended Syndicate Credit Agreement executed in February 2018. Under the amended Syndicate Credit Agreement, advances bear interest at 3.8% annually and may be repaid at any time but are repayable upon demand after December 31, 2019. As of June 30, 2018, the unused commitment under the Syndicate Credit Agreement approximated £4.1 million (approximately $5.4 million).
8. Debt
ProAssurance’s outstanding debt consisted of the following:

(In thousands)	June 30, 2018	December 31, 2017
Senior Notes due 2023, unsecured, interest at 5.3% annually	$250,000	$250,000
Revolving Credit Agreement, outstanding borrowings were fully secured and carried at a weighted average interest rate of 1.91%. Outstanding borrowings are not permitted to exceed $250 million aggregately; Revolving Credit Agreement expires in 2020. The interest rate on borrowings is set at the time the respective borrowing is initiated or renewed.	—	123,000
Mortgage Loans, outstanding borrowings are secured by first priority liens on two office buildings, and bear an interest rate of three-month LIBOR plus 1.325% (3.65% and 2.86%, respectively) determined on a quarterly basis.	39,762	40,460
Total principal	289,762	413,460
Less debt issuance costs	1,491	1,649
Debt less debt issuance costs	$288,271	$411,811
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

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2018

9. Derivatives
ProAssurance is exposed to certain risks relating to its ongoing business and investment activities. ProAssurance utilizes derivative instruments as part of its risk management strategy to reduce the market risk related to fluctuations in future interest rates associated with a portion of its variable-rate debt. As of June 30, 2018, ProAssurance has not designated any derivative instruments as hedging instruments and does not use derivative instruments for trading purposes.
ProAssurance utilizes an interest rate cap agreement with the objective of reducing the Company's exposure to interest rate risk related to its variable-rate Mortgage Loans. Additional information regarding the Company's Mortgage Loans is provided in Note 8. Under the terms of the interest rate cap agreement, ProAssurance paid a premium of $2 million in the fourth quarter of 2017 for the right to receive cash payments based upon a notional amount of $35 million if and when the three-month LIBOR rises above 2.35%. The Company's variable-rate Mortgage Loans bear an interest rate of three-month LIBOR plus 1.325%. Therefore, this derivative instrument is effectively ensuring the interest rate related to the Mortgage Loans is capped at a maximum of 3.675% until expiration of the interest rate cap agreement in October 2027. ProAssurance has designated the interest rate cap as an economic hedge (non-hedging instrument) of interest rate exposure and any change in fair value of the derivative is immediately recognized in earnings during the period of change.
The following table provides a summary of the volume and fair value position of the interest rate cap as well as the reporting location in the Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017.

($ in thousands)		June 30, 2018			December 31, 2017
Derivatives Not Designated as Hedging Instruments	Location in the Condensed Consolidated Balance Sheets	Number of Instruments	Notional Amount (1)	Estimated Fair Value (2)	Number of Instruments	Notional Amount (1)	Estimated Fair Value (2)
Interest Rate Cap	Other assets	1	$35,000	$2,588	1	$35,000	$1,731
(1) Volume is represented by the derivative instrument's notional amount.
(2) Additional information regarding the fair value of the Company's interest rate cap is provided in Note 2.
The following table presents the pre-tax impact of the change in the fair value of the interest rate cap and the reporting location in the Condensed Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2018 and 2017.

		Gains (Losses) Recognized in Income on Derivatives
(In thousands)		Three Months Ended June 30		Six Months Ended June 30
Derivatives Not Designated as Hedging Instruments	Location in the Condensed Consolidated Statements of Income and Comprehensive Income	2018	2017	2018	2017
Interest Rate Cap	Interest expense	$282	$—	$857	$—
As a result of this derivative instrument, ProAssurance is exposed to risk that the counterparty will fail to meet its contractual obligations. To mitigate this counterparty credit risk, ProAssurance only enters into derivative contracts with carefully selected major financial institutions based upon their credit ratings and monitors their creditworthiness. As of June 30, 2018, the counterparty had an investment grade rating of BBB- and has performed in accordance with their contractual obligations.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2018

10. Shareholders’ Equity
At June 30, 2018 and December 31, 2017, ProAssurance had 100 million shares of authorized common stock and 50 million shares of authorized preferred stock. The Board has the authority to determine provisions for the issuance of preferred shares, including the number of shares to be issued, the designations, powers, preferences and rights, and the qualifications, limitations or restrictions of such shares. To date, the Board has not approved the issuance of preferred stock.
ProAssurance declared cash dividends of $0.31 per share during each of the first two quarters of both 2018 and 2017, totaling $34.2 million and $33.0 million, for each respective six-month period.
At June 30, 2018, Board authorizations for the repurchase of common shares or the retirement of outstanding debt of $109.6 million remained available for use. ProAssurance did not repurchase any common shares during the six months ended June 30, 2018 and 2017.
Share-based compensation expense and related tax benefits were as follows:

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2018	2017	2018	2017
Share-based compensation expense	$1,615	$2,746	$2,517	$6,092
Related tax benefits	$339	$961	$529	$2,132
ProAssurance awarded approximately 85,800 restricted share units and 27,200 base performance share units to employees in February 2018. The fair value of each unit awarded was estimated at $44.73, equal to the market value of a ProAssurance common share on the date of grant less the estimated present value of dividends during the vesting period. The majority of awards are charged to expense as an increase to additional paid-in capital over the service period (generally the vesting period) associated with the award. However, a nominal amount of awards are recorded as a liability as they are structured to be settled in cash. Restricted share units and performance share units vest in their entirety at the end of a three-year period following the grant date based on a continuous service requirement and, for performance share units, achievement of a performance objective. Partial vesting is permitted for retirees. For equity classified awards, a ProAssurance common share is issued for each unit once vesting requirements are met, except that units sufficient to satisfy required tax withholdings are paid in cash. The number of common shares issued for performance share units varies from 50% to 200% of base awards depending upon the degree to which stated performance objectives are achieved. ProAssurance issued approximately 52,800 and 80,600 common shares to employees in February 2018 related to restricted share units and performance share units, respectively, granted in 2015. Performance share units for the 2015 award were issued at a level of 125%. Liability classified awards, which are nominal in amount, are settled in cash at the end of the vesting period.
ProAssurance issued approximately 2,500 common shares to employees in February 2018 as bonus compensation, as approved by the Compensation Committee of the Board. The shares issued were valued at fair value (the market price of a ProAssurance common share on the date of award).
Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)
For the three and six months ended June 30, 2018 and 2017, OCI was almost entirely comprised of unrealized gains and losses, including non-credit impairment losses, arising during the period related to fixed maturity available-for-sale securities, less reclassification adjustments, as shown in the table that follows, net of tax. For the three and six months ended June 30, 2018 and 2017, OCI included changes related to the reestimation of the defined benefit plan liability assumed in the Eastern acquisition which were nominal in amount. The defined benefit plan is frozen as to the earnings of additional benefits and the benefit plan liability is reestimated annually.
At June 30, 2018 and December 31, 2017, AOCI was almost entirely comprised of accumulated unrealized gains and losses from fixed maturity available-for-sale securities, including accumulated non-credit impairments recognized through OCI of $0.6 million and $0.5 million, respectively, net of tax. At June 30, 2018 and December 31, 2017, accumulated changes in the defined benefit plan liability not yet recognized in earnings were nominal in amount. Due to the adoption of accounting guidance in the first quarter of 2018 related to certain impacts of the TCJA, ProAssurance increased AOCI by approximately $3.4 million with a corresponding decrease to retained earnings of the same amount as of the beginning of 2018. See Note 1 for additional information on accounting guidance adopted during the period. At June 30, 2018 and December 31, 2017, tax effects were computed using the enacted federal corporate tax rate of 21% and 35%, respectively, with the exception of unrealized gains and losses on available-for-sale securities held at our U.K. and Cayman Islands entities which in both periods were immaterial in amount.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2018

Amounts reclassified from AOCI to net income and the amounts of deferred tax expense (benefit) included in OCI were as follows:

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2018	2017	2018	2017
Reclassifications from AOCI to net income:
Realized investment gains (losses)	$(1,691)	$(653)	$726	$963
Non-credit impairment losses reclassified to earnings, due to sale of securities or reclassification as a credit loss	—	(3)	—	(3)
Total gains (losses) reclassified, before tax effect	(1,691)	(656)	726	960
Tax effect*	355	230	(153)	(336)
Net reclassification adjustments	$(1,336)	$(426)	$573	$624

Deferred tax expense (benefit) included in OCI	$(2,185)	$2,983	$(9,245)	$4,464
* Tax effects were computed using a 21% and 35% rate for the three and six months ended June 30, 2018 and 2017, respectively.
11. Variable Interest Entities
ProAssurance holds passive interests in a number of entities that are considered to be VIEs under GAAP guidance. ProAssurance's VIE interests principally consist of interests in LPs/LLCs formed for the purpose of achieving diversified equity and debt returns. At June 30, 2018, ProAssurance's VIE interests totaled $304.3 million carried as a part of investment in unconsolidated subsidiaries.
ProAssurance does not have power over the activities that most significantly impact the economic performance of these VIEs and thus is not the primary beneficiary. Therefore, ProAssurance has not consolidated these VIEs. ProAssurance’s involvement with each VIE is limited to its direct ownership interest in the VIE. Except for the funding commitments disclosed in Note 7, ProAssurance has no arrangements with any of the VIEs to provide other financial support to or on behalf of the VIE. At June 30, 2018, ProAssurance’s maximum loss exposure relative to these investments was limited to the carrying value of ProAssurance’s investment in the VIE.
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

(In thousands, except per share data)	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
Weighted average number of common shares outstanding, basic	53,610	53,402	53,567	53,359
Dilutive effect of securities:
Restricted Share Units	69	77	75	77
Performance Share Units	42	105	54	113
Purchase Match Units	20	23	20	22
Weighted average number of common shares outstanding, diluted	53,741	53,607	53,716	53,571
Effect of dilutive shares on earnings per share	$—	$(0.01)	$—	$—
All dilutive common share equivalents are reflected in the earnings per share calculation while antidilutive common share equivalents are not reflected in the earnings per share calculation. The diluted weighted average number of common shares outstanding for the three and six months ended June 30, 2018 excludes approximately 8,000 common share equivalents issuable under the Company's stock compensation plans, as their effect would be antidilutive. There were no common share equivalents that were antidilutive for the three and six months ended June 30, 2017.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2018

13. Segment Information
ProAssurance operates in four segments that are organized around the nature of the products and services provided: Specialty P&C, Workers' Compensation, Lloyd's Syndicates and Corporate. A description of each segment follows.
Specialty P&C is primarily focused on professional liability insurance and medical technology liability insurance. Professional liability insurance is primarily offered to healthcare providers and institutions and to attorneys and their firms. Medical technology liability insurance is offered to medical technology and life sciences companies that manufacture or distribute products including entities conducting human clinical trials. Prior to 2018, the Specialty P&C segment ceded certain premium to the Lloyd's Syndicates segment under a quota share agreement with Syndicate 1729; however, this agreement was not renewed on January 1, 2018. As discussed below, the Lloyd's Syndicates segment results are typically reported on a quarter delay. For consistency purposes, results from this ceding arrangement, other than cash receipts or disbursements, have been reported within the Specialty P&C segment on the same one-quarter delay.
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
Lloyd's Syndicates includes operating results from ProAssurance's participation in Lloyd's of London Syndicate 1729 and Syndicate 6131, which is a newly formed SPA operating within Syndicate 1729. The results of this segment are normally reported on a quarter delay, except when information is available that is material to the current period. Furthermore, investment results associated with the majority of investment assets solely allocated to Lloyd's Syndicate operations and certain U.S. paid administrative expenses are reported concurrently as that information is available on an earlier time frame. Beginning in 2018, ProAssurance increased its participation in the operating results of Syndicate 1729 from 58% to 62% and began its 100% participation in the operating results of Syndicate 6131 which began active operations effective January 1, 2018; however, due to the quarter delay these changes were not reflected in the Lloyd's Syndicates segment results until the second quarter of 2018. Syndicate 1729 underwrites risks over a wide range of property and casualty insurance and reinsurance lines in both the U.S. and international markets. Syndicate 6131 focuses on contingency and specialty property business.
Corporate includes ProAssurance's investment operations, interest expense and U.S. income taxes, all of which are managed at the corporate level with the exception of investment assets solely allocated to Lloyd's Syndicate operations as discussed above. The segment also includes non-premium revenues generated outside of the Company's insurance entities and corporate expenses.
The accounting policies of the segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements in ProAssurance’s December 31, 2017 report on Form 10-K and Note 1 of the Notes to Condensed Consolidated Financial Statements. ProAssurance evaluates performance of its Specialty P&C and Workers' Compensation segments based on before tax underwriting profit or loss, which excludes investment performance. Performance of the Lloyd's Syndicates segment is evaluated based on underwriting profit or loss, plus investment results of investment assets solely allocated to Lloyd's Syndicate operations, net of U.K. income tax expense. Performance of the Corporate segment is evaluated based on the contribution made to consolidated after-tax results. ProAssurance accounts for inter-segment transactions as if the transactions were to third parties at current market prices. Assets are not allocated to segments because investments and other assets are not managed at the segment level.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2018

Financial results by segment were as follows:

	Three Months Ended June 30, 2018
(In thousands)	Specialty P&C	Workers' Compensation	Lloyd's Syndicates	Corporate	Inter-segment Eliminations	Consolidated
Net premiums earned	$143,847	$62,254	$17,490	$—	$—	$223,591
Net investment income	—	—	836	21,548	—	22,384
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	5,380	—	5,380
Net realized gains (losses)	—	—	(252)	3,047	—	2,795
Other income (expense)	1,262	212	(436)	1,095	(89)	2,044
Net losses and loss adjustment expenses	(111,838)	(37,385)	(12,505)	—	—	(161,728)
Underwriting, policy acquisition and operating expenses	(28,050)	(17,969)	(8,060)	(5,621)	89	(59,611)
Segregated portfolio cells dividend (expense) income	(118)	(2,751)	—	84	—	(2,785)
Interest expense	—	—	—	(3,958)	—	(3,958)
Income tax benefit (expense)	—	—	—	311	—	311
Segment operating results	$5,103	$4,361	$(2,927)	$21,886	$—	$28,423
Significant non-cash items:
Depreciation and amortization, net of accretion	$1,761	$958	$(2)	$2,240	$—	$4,957

	Six Months Ended June 30, 2018
(In thousands)	Specialty P&C	Workers' Compensation	Lloyd's Syndicates	Corporate	Inter-segment Eliminations	Consolidated
Net premiums earned	$260,125	$120,660	$29,965	$—	$—	$410,750
Net investment income	—	—	1,587	42,824	—	44,411
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	7,019	—	7,019
Net realized gains (losses)	—	—	(306)	(9,416)	—	(9,722)
Other income (expense)	2,519	578	(105)	2,037	(262)	4,767
Net losses and loss adjustment expenses	(196,425)	(74,099)	(20,991)	—	—	(291,515)
Underwriting, policy acquisition and operating expenses	(56,327)	(35,301)	(15,306)	(10,297)	262	(116,969)
Segregated portfolio cells dividend (expense) income	(88)	(4,645)	—	201	—	(4,532)
Interest expense	—	—	—	(7,663)	—	(7,663)
Income tax benefit (expense)	—	—	(6)	3,739	—	3,733
Segment operating results	$9,804	$7,193	$(5,162)	$28,444	$—	$40,279
Significant non-cash items:
Depreciation and amortization, net of accretion	$3,628	$1,914	$(3)	$5,497	$—	$11,036

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2018

	Three Months Ended June 30, 2017
(In thousands)	Specialty P&C	Workers' Compensation	Lloyd's Syndicates	Corporate	Inter-segment Eliminations	Consolidated
Net premiums earned	$109,005	$56,854	$14,494	$—	$—	$180,353
Net investment income	—	—	410	22,267	—	22,677
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	2,516	—	2,516
Net realized gains (losses)	—	—	47	(2,266)	—	(2,219)
Other income (expense)	1,469	209	(151)	778	(55)	2,250
Net losses and loss adjustment expenses	(71,296)	(33,486)	(10,768)	—	—	(115,550)
Underwriting, policy acquisition and operating expenses	(26,239)	(17,093)	(6,851)	(7,757)	55	(57,885)
Segregated portfolio cells dividend (expense) income (1)	(5,119)	(2,698)	—	(994)	—	(8,811)
Interest expense	—	—	—	(4,145)	—	(4,145)
Income tax benefit (expense)(1)	—	—	548	(216)	—	332
Segment operating results	$7,820	$3,786	$(2,271)	$10,183	$—	$19,518
Significant non-cash items:
Depreciation and amortization, net of accretion	$1,506	$831	$(5)	$3,814	$—	$6,146

	Six Months Ended June 30, 2017
(In thousands)	Specialty P&C	Workers' Compensation	Lloyd's Syndicates	Corporate	Inter-segment Eliminations	Consolidated
Net premiums earned	$222,063	$112,137	$29,056	$—	$—	$363,256
Net investment income	—	—	782	45,081	—	45,863
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	4,324	—	4,324
Net realized gains (losses)	—	—	74	10,987	—	11,061
Other income (expense)	2,668	354	240	951	(142)	4,071
Net losses and loss adjustment expenses	(146,291)	(68,136)	(20,274)	—	—	(234,701)
Underwriting, policy acquisition and operating expenses	(52,217)	(33,784)	(13,062)	(16,073)	142	(114,994)
Segregated portfolio cells dividend (expense) income (1)	(5,091)	(3,872)	—	(2,223)	—	(11,186)
Interest expense	—	—	—	(8,278)	—	(8,278)
Income tax benefit (expense)(1)	—	—	555	1,002	—	1,557
Segment operating results	$21,132	$6,699	$(2,629)	$35,771	$—	$60,973
Significant non-cash items:
Depreciation and amortization, net of accretion	$3,417	$1,668	$(8)	$8,872	$—	$13,949
(1) During the second quarter of 2017, ProAssurance recognized a $5.2 million pre-tax expense related to previously unrecognized SPC dividend expense for the cumulative earnings of unrelated parties that have owned segregated portfolio cells at various periods since 2003 in a Bermuda captive insurance operation managed by the Company's HCPL line of business within the Specialty P&C segment. The expense recorded in the second quarter of 2017 related to periods prior to the then current period and was unrelated to the captive operations of the Company's Eastern Re subsidiary. The $1.8 million tax impact of the expense recognized in the second quarter of 2017 was included in the Corporate segment's income tax benefit (expense).

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2018

The following table provides detailed information regarding ProAssurance's gross premiums earned by product as well as a reconciliation to net premiums earned. All gross premiums earned are from external customers except as noted. ProAssurance's insured risks are primarily within the U.S.

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2018	2017	2018	2017
Specialty P&C Segment
Gross premiums earned:
Healthcare professional liability	$146,208	$115,781	$264,892	$232,832
Legal professional liability	6,489	6,417	12,880	12,734
Medical technology liability	8,780	8,389	17,292	16,701
Other	119	101	230	203
Ceded premiums earned	(17,749)	(21,683)	(35,169)	(40,407)
Segment net premiums earned	143,847	109,005	260,125	222,063

Workers' Compensation Segment
Gross premiums earned:
Traditional business	48,632	42,501	94,662	84,269
Alternative market business	20,648	20,209	40,029	39,655
Ceded premiums earned	(7,026)	(5,856)	(14,031)	(11,787)
Segment net premiums earned	62,254	56,854	120,660	112,137

Lloyd's Syndicates Segment
Gross premiums earned:
Property and casualty*	19,273	16,960	37,240	34,145
Ceded premiums earned	(1,783)	(2,466)	(7,275)	(5,089)
Segment net premiums earned	17,490	14,494	29,965	29,056

Consolidated net premiums earned	$223,591	$180,353	$410,750	$363,256
*Includes premium assumed from the Specialty P&C segment of $1.4 million and $3.3 million for the three and six months ended June 30, 2018, respectively, and $3.1 million and $6.6 million for the same respective periods of 2017.

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
ProAssurance Overview
We report our results in four segments based on the operational focus of the segment. Our Specialty P&C segment includes our professional liability business and our medical technology liability business. Our Workers' Compensation segment includes workers' compensation insurance for employers, groups and associations. Our Lloyd's Syndicates segment includes the operating results from our participation in Lloyd's of London Syndicate 1729 and Syndicate 6131, which is a newly formed SPA operating within Syndicate 1729. Information regarding Lloyd's operations derived from U.K. based entities is normally reported on a quarter delay, except when information is available that is material to the current period. Investment results associated with our FAL investments and certain U.S. paid administrative expenses are reported concurrently as that information is available on an earlier time frame. Beginning in 2018, we increased our participation in the operating results of Syndicate 1729 from 58% to 62% and began our 100% participation in the operating results of Syndicate 6131 which began active operations effective January 1, 2018; however, due to the quarter delay these changes were not reflected in our Lloyd's Syndicates segment results until the second quarter of 2018. Syndicate 1729 underwrites risks over a wide range of property and casualty insurance and reinsurance lines in both the U.S. and international markets. Syndicate 6131 focuses on contingency and specialty property business. Our Corporate segment includes our investment operations, which are managed at the corporate level, except results associated with investment assets solely allocated to Lloyd's Syndicate operations, non-premium revenues generated outside of our insurance entities, corporate expenses, interest expense and U.S. income taxes. Additional information regarding our segments is included in Note 13 of the Notes to Condensed Consolidated Financial Statements and in Part I of our 2017 Form 10-K.
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
As of June 30, 2018, our reserve is comprised almost entirely of long-tail exposures. The estimation of long-tailed losses is inherently difficult and is subject to significant judgment on the part of management. Due to the nature of our claims, our loss costs, even for claims with similar characteristics, can vary significantly depending upon many factors, including but not limited to the specific characteristics of the claim and the manner in which the claim is resolved. Long-tailed insurance is characterized by the extended period of time typically required to assess the viability of a claim, potential damages, if any, and to then reach a resolution of the claim. The claims resolution process may extend to more than five years. The combination of continually changing conditions and the extended time required for claim resolution results in a loss cost estimation process that requires actuarial skill and the application of significant judgment, and such estimates require periodic modification.

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
Specialty P&C Segment. Loss costs within this segment are impacted by many factors, including but not limited to the nature of the claim, including whether or not the claim is an individual or a mass tort claim, the personal situation of the claimant or the claimant's family, the outcome of jury trials, the legislative and judicial climate where any potential litigation may occur, general economic conditions and, for claims involving bodily injury, the trend of healthcare costs. Within our Specialty P&C segment, for our HCPL business (74% of our consolidated gross reserve for losses and loss adjustment expenses as of December 31, 2017), we set an initial reserve using the average loss ratio used in our pricing, plus an additional provision in consideration of the historical loss volatility we and others in the industry have experienced. The current accident year reserve also includes provisions for any loss portfolio transfers we enter into during the current period. For our HCPL business our target loss ratio during recent accident years has ranged from 77% to 80% and the provision for loss volatility has ranged from 8 to 10 percentage points, producing an overall average initial loss ratio for our HCPL business of approximately 90%. Changes in observed claim frequency and/or severity can result in variations from these levels. The reasons for the variability in loss provisions from period to period have included additional loss activity within our excess and surplus lines business, provisions for losses in excess of policy limits, adjustments to unallocated loss adjustment expenses, adjustment to the reserve for the death, disability and retirement provisions in our policies and additional losses recorded for particular exposures, such as mass torts. These specific adjustments are made if we believe the results for a given accident year are likely to exceed those anticipated by our pricing. We believe use of a provision for volatility appropriately considers the inherent risks and limitations of our rate development process and the historic volatility of professional liability losses (the industry has experienced accident year loss ratios as high as 138% and as low as 54% over the past 30 years) and produces a reasonable best estimate of the reserve required to cover actual ultimate unpaid losses. A similar practice is followed for our legal professional liability business (3% of our consolidated gross reserve for losses and loss adjustment expenses as of December 31, 2017).
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

Lloyd's Syndicates Segment. Due to the relatively short history of Syndicate 1729 (January 1, 2014) we are influenced by historical claims experience of the Lloyd's market for similar risks in estimating the appropriate initial reserves for our Lloyd's Syndicates segment (4% of our consolidated gross reserve for losses and loss adjustment expenses as of December 31, 2017). We expect loss ratios to fluctuate from quarter to quarter as Syndicate 1729 writes more business and the book begins to mature. Loss ratios can also fluctuate due to the timing of earned premium adjustments. Such adjustments may be the result of premiums for certain policies and assumed reinsurance contracts being reported subsequent to the coverage period and may be subject to adjustment based on loss experience. Premium and exposure for some of Syndicate 1729's insurance policies and reinsurance contracts are initially estimated and subsequently recorded over an extended period of time as reports are received under delegated underwriting authority programs. When reports are received, the premium, exposure and corresponding loss estimates are revised accordingly. Changes in loss estimates due to premium or exposure fluctuations are incurred in the accident year in which the premium is earned.
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
Because of the implicit and wide-ranging nature of severity trend assumptions on the loss reserving process it is not practical to specifically isolate the impact of changing severity trends. However, because severity is an explicit component of our HCPL pricing process we can better isolate the impact that changing severity can have on our loss costs and loss ratios in regards to our pricing models for this business component. Our current HCPL pricing models assume a severity trend of approximately 3% in most states and products. We have observed potentially higher severity trends in our case reserve estimates but these have not been confirmed by actual claim payments. If the severity trend were to be higher by 1 percentage point, the impact would be an increase in our expected loss ratio for this business of 3.2 percentage points, based on current claim disposition patterns. An increase in the severity trend of 3 percentage points would result in a 10.1 percentage point increase in our expected loss ratio. Due to the long-tailed nature of our claims and the previously discussed historical volatility of loss costs, selection of a severity trend assumption is a subjective process that is inherently likely to prove inaccurate over time. Given the long tail and volatility, we are generally cautious in making changes to the severity assumptions within our pricing models. All open claims and accident years are generally impacted by a change in the severity trend, which compounds the effect of such a change.
Although we remain uncertain regarding the ultimate severity trend to project into the future due to the long-tailed nature of our business, we have given consideration to observed loss costs in setting our rates. For our HCPL business this practice has generally resulted in rate reductions in recent years as claim frequency declined and remained at historically low levels. For example, on average, excluding our podiatry business acquired in 2009, we gradually reduced the premium rates we charged on our standard physician renewal business (our largest HCPL line) by approximately 17% from the beginning of 2006 to December 31, 2016. From the beginning of 2017 to June 30, 2018, the average charged rates on our standard physician renewal business increased by 3% and we anticipate further gradual rate increases due to potential increasing loss severity. Loss ratios for recent accident years have thus remained fairly constant because expected loss changes have been reflected in our rates; however, we have recognized a higher current accident year net loss ratio during 2018 due to those recent severity indications.
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
Loss Development
We recognized net favorable reserve development of $22.8 million during the three months ended June 30, 2018, of which favorable development of $20.1 million related to our Specialty P&C segment and $4.0 million related to our Workers' Compensation segment, slightly offset by unfavorable development of $1.3 million related to our Lloyd's Syndicates segment. We recognized net favorable development of $45.6 million during the six months ended June 30, 2018, of which favorable development of $40.6 million related to our Specialty P&C segment and $5.9 million related to our Workers' Compensation segment, slightly offset by unfavorable development of $0.9 million related to our Lloyd's Syndicates segment.
Net favorable development recognized within our Specialty P&C segment was primarily attributable to the favorable resolution of HCPL claims during the period and an evaluation of established case reserves and paid claims data that indicated that the average severity trend associated with the remaining HCPL claims is less than we had previously estimated.
Net favorable development recognized within our Workers' Compensation segment included net favorable development in our traditional business of $1.0 million and $1.4 million for the three and six months ended June 30, 2018, respectively, as compared to $0.4 million and $0.8 million for the same respective periods of 2017. The increase in net favorable development in our traditional business in both 2018 periods reflected overall favorable trends in claim closing patterns. The remaining net favorable development of $3.0 million and $4.5 million for the three and six months ended June 30, 2018, respectively, was attributable to our SPCs which primarily reflected better than expected claims trends in the 2014, 2015 and 2017 accident years.
Net unfavorable development recognized within our Lloyd's Syndicates segment for the three and six months ended June 30, 2018 was driven by higher than expected losses and development on certain large claims which resulted in unfavorable development with respect to a previous year of account. See further discussion in our Segment Operating Results - Lloyd's Syndicates section that follows.

Investment Valuations
We record the majority of our investments at fair value as shown in the table below. At June 30, 2018 the distribution of our investments based on GAAP fair value hierarchies (levels) was as follows:

	Distribution by GAAP Fair Value Hierarchy
	Level 1	Level 2	Level 3	Not Categorized	Total Investments
Investments recorded at:
Fair value	20%	65%	1%	9%	95%
Other valuations					5%
Total Investments					100%
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. All of our fixed maturity and equity investments are carried at fair value. The fair value of our short-term securities approximates the cost of the securities due to their short-term nature.
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
Investments - Other Valuation Methodologies
Certain of our investments, in accordance with GAAP for the type of investment, are measured using methodologies other than fair value. At June 30, 2018, these investments represented approximately 5% of total investments, and are detailed in the following table. Additional information about these investments is provided in Notes 2 and 3 of the Notes to Condensed Consolidated Financial Statements.

(In millions)	Carrying Value	GAAP Measurement Method
Other investments:
Other, principally FHLB capital stock	$2.9	Principally Cost
Investment in unconsolidated subsidiaries:
Investments in tax credit partnerships	79.9	Equity
Equity method investments, primarily LPs/LLCs	32.8	Equity
	112.7
BOLI	63.0	Cash surrender value
Total investments - Other valuation methodologies	$178.6
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
Investments in tax credit partnerships are evaluated for OTTI by considering both qualitative and quantitative factors. These factors include, but are not limited to:

•	our ability and intent to hold the investment until the recovery of its carrying value; and

•
in situations where there was not a previous OTTI for the investment, whether the current expected cash flows from the investment, primarily tax benefits, are less than those expected at the time the investment was acquired due to various factors, such as a change in the statutory tax rate; or

•
in situations where there was a previous OTTI for the investment, whether the expected cash flows from the investment at the time of the OTTI, primarily tax benefits, are less than its current carrying value.

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
Deferred Policy Acquisition Costs
Policy acquisition costs (primarily commissions, premium taxes and underwriting salaries) which are directly related to the successful acquisition of new and renewal premiums are capitalized as DPAC and charged to expense, net of ceding commissions earned, as the related premium revenue is recognized. We evaluate the recoverability of our DPAC at the segment level each reporting period, and any amounts estimated to be unrecoverable are charged to expense in the current period. As of June 30, 2018 we have not determined that any amounts are unrecoverable.
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
Tax Cuts and Jobs Act
The TCJA was signed into law on December 22, 2017 and contains several key provisions that impact our business, including the reduction of the corporate tax rate to 21% effective January 1, 2018, the reduction in the amount of executive compensation that could qualify as a tax deduction, a minimum tax on payments made to related foreign entities and a change in how property and casualty taxpayers discount loss reserves. See Note 5 of the Notes to Condensed Consolidated Financial Statements for discussion of the current status of our accounting for certain provisions of the TCJA.
Effective January 1, 2018, the TCJA introduced a minimum tax on payments made to related foreign entities referred to as the BEAT. The BEAT is imposed by adding back into the U.S. tax base any base erosion payment made by the U.S. taxpayer to a related foreign entity and applying a minimum tax rate to this newly calculated modified taxable income. Base erosion payments represent any amount paid or accrued by the U.S. taxpayer to a related foreign entity for which a deduction is allowed. Premiums we cede to the SPCs at our newly formed wholly owned Cayman Islands reinsurance subsidiary, Inova Re, do not fall within the scope of base erosion payments as the SPCs at Inova Re intend to elect to be taxed as U.S. taxpayers. However, premiums that we cede to any active SPC at our other wholly owned Cayman Islands reinsurance subsidiary, Eastern Re, fall within the scope of the base erosion payments and therefore could be significantly impacted by the BEAT. See further discussion on our new subsidiary, Inova Re, and our Cayman Islands SPC operations in the Segment Operating Results - Workers' Compensation section that follows. We have evaluated our exposure to the BEAT and have concluded that our expected outbound deductible payments to related foreign entities are below the threshold for application of the BEAT; therefore, we have not recognized any incremental tax expense for the BEAT for the three and six months ended June 30, 2018.
Unrecognized Tax Benefits
We evaluate tax positions taken on tax returns and recognize positions in our financial statements when it is more likely than not that we will sustain the position upon resolution with a taxing authority. If recognized, the benefit is measured as the largest amount of benefit that has a greater than 50% probability of being realized. We review uncertain tax positions each period, considering changes in facts and circumstances, such as changes in tax law, interactions with taxing authorities and developments in case law, and make adjustments as we consider necessary. Adjustments to our unrecognized tax benefits may affect our income tax expense, and settlement of uncertain tax positions may require the use of cash. Other than differences related to timing, no significant adjustments were considered necessary during the three and six months ended June 30, 2018 or 2017. At June 30, 2018, our liability for unrecognized tax benefits approximated $4.5 million.
Goodwill
We evaluate goodwill for impairment annually on October 1 and upon the occurrence of certain triggering events or substantive changes in circumstances that indicate the fair value of goodwill may be impaired. Impairment of goodwill is tested at the reporting unit level, which is consistent with the reportable segments identified in Note 13 of the Notes to Condensed Consolidated Financial Statements. Of the four reporting units, two have goodwill - Specialty P&C and Workers' Compensation. As of October 1, 2017, we performed a qualitative goodwill impairment assessment for both our Specialty P&C and Workers' Compensation segments. As of the most recent evaluation date, management concluded that it was not more likely than not that the fair values of each of the Specialty P&C and Workers' Compensation reporting units was less than their respective carrying values; therefore, no further impairment testing was required. There have been no events or changes in circumstances since that evaluation date that would indicate the carrying amount of goodwill is not recoverable. Additional information regarding our goodwill assessment at the reporting unit level is included in Note 1 of the Notes to Consolidated Financial Statements included in ProAssurance's December 31, 2017 Form 10-K.
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
Lloyd’s Premium Estimates
For certain insurance policies and reinsurance contracts written in our Lloyd’s Syndicates segment, premiums are initially recognized based upon estimates of ultimate premium. Ultimate premium represents the total expected premium to be written under delegated underwriting authority, which consist primarily of binder authority, and certain assumed reinsurance agreements. These estimates of ultimate premium are judgmental and are dependent upon certain assumptions, including historical premium trends for similar agreements. As reports are received from programs, ultimate premium estimates are revised, if necessary, with changes reflected in current operations.
Accounting Changes
We did not adopt any accounting changes or have any change in accounting estimate or policy that had a material effect on our results of operations or financial position during the six months ended June 30, 2018. We are not aware of any accounting changes not yet adopted as of June 30, 2018 that would have a material effect on our results of operations or financial position. Note 1 of the Notes to Condensed Consolidated Financial Statements provides additional detail regarding accounting changes.

Liquidity and Capital Resources and Financial Condition
Overview
ProAssurance Corporation is a holding company and is a legal entity separate and distinct from its subsidiaries. As a holding company our principal source of external revenue is our investment revenues. In addition, dividends from our operating subsidiaries represent a significant source of funds for our obligations, including debt service and shareholder dividends. At June 30, 2018, we held cash and liquid investments of approximately $190 million outside our insurance subsidiaries that were available for use without regulatory approval or other restriction. We also have $200 million in permitted borrowings under our Revolving Credit Agreement and an accordion feature available which, if subscribed successfully, would allow another $50 million in available funds. As of July 31, 2018, no borrowings were outstanding under our Revolving Credit Agreement.
To date, during 2018, our operating subsidiaries have paid dividends to us of approximately $91 million, which included $11 million that was paid in July 2018. Of the total dividends paid, $48 million were extraordinary dividends. Additionally, we anticipate that our operating subsidiaries will pay dividends to us of approximately $14 million in August 2018. Dividends paid in July 2018 and anticipated to be paid in August 2018 have not been included in our cash and liquid investments held outside of our insurance subsidiaries at June 30, 2018. Excluding the dividends paid in July 2018 and anticipated to be paid in August 2018, our insurance subsidiaries, in the aggregate, are permitted to pay additional dividends of approximately $73 million over the remainder of 2018 without prior approval of state insurance regulators. However, the payment of any dividend requires prior notice to the insurance regulator in the state of domicile, and the regulator may reduce or prevent the dividend if, in its judgment, payment of the dividend would have an adverse effect on the surplus of the insurance subsidiary. We make the decision to pay dividends from an insurance subsidiary based on the capital needs of that subsidiary, and may pay less than the permitted dividend or may also request permission to pay an additional amount (an extraordinary dividend).
Cash Flows
Cash flows between periods compare as follows:

	Six Months Ended June 30
(In thousands)	2018 vs 2017	2017 vs 2016
Increase (decrease) in net cash provided (used) by:
Operating activities	$(1,342)	$(21,629)
Investing activities	35,721	340,757
Financing activities	(102,275)	(223,081)
Increase (decrease) in cash and cash equivalents	$(67,896)	$96,047
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
The decrease in operating cash flows for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 of $1.3 million was primarily due to an increase in paid losses of $15.4 million driven by increases in all of our operating segments, particularly in our Lloyd's Syndicates and Specialty P&C segments. The increase in paid losses in our Lloyd's Syndicates segment was primarily due to losses related to 2017 Hurricanes Harvey, Irma and Maria. Additionally, the decrease in operating cash flows reflected an $11.0 million decrease in cash received from investment income due to a decline in distributed earnings from our unconsolidated subsidiaries. These decreases in operating cash flows were almost entirely offset by an increase in premium receipts of $13.1 million, driven by our Workers' Compensation segment, a decrease in 2018 estimated tax payments as compared to 2017 of $6.3 million and a decrease in cash paid for operating expenses of $6.0 million, primarily due to a decrease in compensation related costs and commission expenses.
The decrease in operating cash flows for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 of $21.6 million was primarily driven by an increase in tax payments of $19.0 million and an increase in cash paid for operating expenses of $14.1 million. The increase in tax payments was due to the effect of a $15.0 million tax refund received in 2016 for the 2015 tax year and a $4.0 million increase in 2017 estimated tax payments. The increase in cash paid for operating expenses was primarily due to an increase in compensation related costs driven by our Specialty P&C segment and an increase in other underwriting and policy acquisition expenses in our Workers' Compensation segment; no remaining individually significant variances in expense categories. These decreases in operating cash flows were partially offset by an increase in premium receipts of $9.8 million driven by our Workers' Compensation and Specialty P&C segments and an increase in cash received from investment income of $2.1 million.
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
Operating Activities and Related Cash Flows
Reinsurance
Within our Specialty P&C segment, we use insurance and reinsurance (collectively, “reinsurance”) to provide capacity to write larger limits of liability, to provide reimbursement for losses incurred under the higher limit coverages we offer and to provide protection against losses in excess of policy limits. Within our Workers' Compensation segment, we use reinsurance to reduce our net liability on individual risks, to mitigate the effect of significant loss occurrences (including catastrophic events), to stabilize underwriting results, and to increase underwriting capacity by decreasing leverage. In both our Specialty P&C and Workers' Compensation segments, we use reinsurance in risk sharing arrangements to align our objectives with those of our strategic business partners and to provide custom insurance solutions for large customer groups. Prior to 2018, we had a quota share arrangement with Syndicate 1729 which was established to provide an initial premium base for Syndicate 1729 which was not renewed on January 1, 2018. The purchase of reinsurance does not relieve us from the ultimate risk on our policies; however, it does provide reimbursement for certain losses we pay. We pay our reinsurers a premium in exchange for reinsurance of the risk. In the majority of our excess of loss arrangements, the premium due to the reinsurer is determined by the loss experience of the business reinsured, subject to certain minimum and maximum amounts. Until all loss amounts are known, we estimate the premium due to the reinsurer. Changes to the estimate of premium owed under reinsurance agreements related to prior periods are recorded in the period in which the change in estimate occurs and can have a significant effect on net premiums earned.
We generally reinsure risks under treaties (our excess of loss reinsurance arrangements) pursuant to which the reinsurers agree to assume all or a portion of all risks that we insure above our individual risk retention levels, up to the maximum individual limits offered. These arrangements are negotiated and renewed annually. Renewal dates for our healthcare professional liability, medical technology liability and workers' compensation treaties are October 1, January 1 and May 1, respectively. There were no significant changes in the cost or structure of our professional liability and medical technology liability treaties which renewed October 1, 2017 and January 1, 2018, respectively. Our workers' compensation treaty renewed May 1, 2018 at a higher rate than the previous agreement. The significant coverages provided by our current excess of loss reinsurance arrangements are detailed in the following table.

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
During the three and six months ended June 30, 2018, we wrote workers' compensation and healthcare professional liability policies in our alternative market business generating premium of approximately $19.5 million and $51.9 million, respectively. These policies are reinsured to the SPCs of our wholly owned subsidiaries, Eastern Re and Inova Re, domiciled in the Cayman Islands, net of a ceding commission. See further discussion on our SPC operations at Eastern Re and Inova Re in the Segment Operating Results - Workers' Compensation section that follows. The alternative market workers' compensation policies are ceded to the SPCs under 100% quota share reinsurance agreements and then further reinsured under an aggregate excess of loss reinsurance arrangement. The alternative market professional liability policies are ceded to the SPCs under either excess of loss or quota share reinsurance agreements, depending on the structure of the individual program, and the portion of the risk that is not ceded to an SPC may also be reinsured under our standard healthcare professional liability reinsurance program depending on the policy limits provided. The remaining premium written in our alternative market business of $0.4 million and $3.8 million for the three and six months ended June 30, 2018, respectively, is 100% ceded to unaffiliated captive insurers.
Each SPC has preferred shareholders or participants and the underwriting profit or loss of each cell accrues fully to these preferred shareholders or participants. We participate in certain SPCs and as of June 30, 2018, our ownership interest in the SPCs in which we participate is as low as 25% and as high as 85%.

As previously discussed, for the workers' compensation business ceded to Eastern Re and Inova Re, each SPC has in place its own reinsurance arrangements; which are illustrated in the following table.
Segregated Portfolio Cell Reinsurance

Per Occurrence Coverage	Aggregate Coverage (1)
(1) Prior to May 1, 2018, ProAssurance assumed 100% of aggregate losses in excess of an aggregate attachment point with a maximum loss limit of $100K. Effective May 1, 2018, ProAssurance no longer participates in the aggregate reinsurance coverage.
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
Within our Lloyd's Syndicates segment, Syndicate 1729 utilizes reinsurance to provide capacity to write larger limits of liability on individual risks, to provide protection against catastrophic loss and to provide protection against losses in excess of policy limits. The level of reinsurance that Syndicate 1729 purchases is dependent on a number of factors, including its underwriting risk appetite for catastrophic exposure, the specific risks inherent in each line or class of business written and the pricing, coverage and terms and conditions available from the reinsurance market. Reinsurance protection by line of business is as follows:

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

•
Beginning in 2018, external excess of loss reinsurance will be utilized by Syndicate 1729 to manage the net loss exposure on the specialty property and contingency coverages ceded to Syndicate 6131 (see further discussion in Segment Operating Results - Lloyd's Syndicates section that follows).

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
Litigation
We are involved in various legal actions related to insurance policies and claims handling including, but not limited to, claims asserted against us by policyholders. These types of legal actions arise in the ordinary course of business and, in accordance with GAAP for insurance entities, are generally considered as a part of our loss reserving process, which is described in detail in our Critical Accounting Estimates section under the heading "Reserve for Losses and Loss Adjustment Expenses." We also have other direct actions against the Company unrelated to our claims activity which we evaluate and account for as a part of our other liabilities. For these corporate legal actions, we evaluate each case separately and establish what we believe is an appropriate reserve based on GAAP guidance related to contingent liabilities. As of June 30, 2018 there were no material reserves established for corporate legal actions.
Taxes
We are subject to the tax laws and regulations of the U.S. and U.K. We file a consolidated U.S. federal income tax return that includes the holding company and its U.S. subsidiaries. Our filing obligations include a requirement to make quarterly payments of estimated taxes to the IRS using the corporate tax rate effective for the tax year. As a result of the TCJA that was signed into law at the end of 2017, the corporate tax rate effective for the 2018 tax year is 21% as compared to 35% for the 2017 tax year. The lower corporate tax rate had no material effect on our liquidity for the six months ended June 30, 2018.

Investing Activities and Related Cash Flows
Our investments at June 30, 2018 and December 31, 2017 are comprised as follows:

	June 30, 2018		December 31, 2017
($ in thousands)	Carrying Value	% of Total Investment	Carrying Value	% of Total Investment
Fixed maturities, available for sale
U.S. Treasury obligations	$146,457	4%	$133,627	4%
U.S. Government-sponsored enterprise obligations	31,702	1%	20,956	1%
State and municipal bonds	331,100	10%	632,243	17%
Corporate debt	1,195,627	36%	1,167,158	31%
Residential mortgage-backed securities	204,236	6%	197,844	5%
Commercial mortgage-backed securities	46,527	1%	26,703	1%
Other asset-backed securities	170,272	5%	101,711	3%
Total fixed maturities, available for sale	2,125,921	63%	2,280,242	62%

Fixed maturities, trading	29,772	< 1%	—	—%
Equity investments	496,026	15%	470,609	13%
Short-term investments	212,945	6%	432,126	12%
BOLI	63,017	2%	62,113	1%
Investment in unconsolidated subsidiaries	390,214	12%	330,591	9%
Other investments	35,909	2%	110,847	3%
Total investments	$3,353,804	100%	$3,686,528	100%

The distribution of our investments in available-for-sale fixed maturity securities by rating were as follows:

	June 30, 2018		December 31, 2017
($ in thousands)	Carrying Value	% of Total Investment	Carrying Value	% of Total Investment
Rating*
AAA	$652,654	31%	$617,091	27%
AA+	122,845	6%	183,221	8%
AA	121,721	6%	173,488	8%
AA-	147,290	7%	195,110	9%
A+	193,193	9%	210,263	9%
A	324,439	15%	296,852	13%
A-	167,793	8%	202,581	9%
BBB+	103,562	5%	103,023	4%
BBB	110,465	5%	100,025	4%
BBB-	48,584	2%	48,207	2%
Below investment grade	112,509	5%	119,310	6%
Not rated	20,866	1%	31,071	1%
Total	$2,125,921	100%	$2,280,242	100%
*Average of three NRSRO sources, presented as an S&P equivalent. Source: S&P, Copyright ©2017, S&P Global Market Intelligence

A detailed listing of our investment holdings as of June 30, 2018 is located under the Financial Information heading on the Investor Relations page of our website which can be reached directly at www.proassurance.com/investmentholdings, or through links from the Investor Relations section of our website, investor.proassurance.com.
We manage our investments to ensure that we will have sufficient liquidity to meet our obligations, taking into consideration the timing of cash flows from our investments, including interest payments, dividends and principal payments, as well as the expected cash flows to be generated by our operations. In addition to the interest and dividends we will receive, we anticipate that between $50 million and $70 million of our investments will mature (or be paid down) each quarter over the next twelve months and become available, if needed, to meet our cash flow requirements. The primary outflow of cash at our insurance subsidiaries is related to paid losses and operating costs, including income taxes. The payment of individual claims cannot be predicted with certainty; therefore, we rely upon the history of paid claims in estimating the timing of future claims payments. To the extent that we may have an unanticipated shortfall in cash, we may either liquidate securities or borrow funds under existing borrowing arrangements through our Revolving Credit Agreement and the FHLB system. As of July 31, 2018, $250 million could be made available for use through our Revolving Credit Agreement, as discussed in this section under the heading "Debt." Given the duration of our investments, we do not foresee a shortfall that would require us to meet operating cash needs through additional borrowings. Additional information regarding the Revolving Credit Agreement is detailed in Note 8 of the Notes to Condensed Consolidated Financial Statements.
As discussed in Note 3 of the Notes to Condensed Consolidated Financial Statements, our fixed maturity and short-term investments include securities deposited with Lloyd's in order to meet our FAL requirement. At June 30, 2018 securities on deposit with Lloyd's included fixed maturities having a fair value of $123.6 million and short-term investments with a fair value of $1.0 million.
Our investment portfolio continues to be primarily composed of high quality fixed income securities with approximately 94% of our fixed maturities being investment grade securities as determined by national rating agencies. The weighted average effective duration of our fixed maturity securities at June 30, 2018 was 3.38 years; the weighted average effective duration of our fixed maturity securities combined with our short-term securities was 3.07 years.
The carrying value and unfunded commitments for certain of our investments were as follows:

	Carrying Value		June 30, 2018
($ in thousands, except expected funding period)	June 30, 2018	December 31, 2017	Unfunded Commitment	Expected funding period in years
Qualified affordable housing project tax credit partnerships (1)	$74,895	$84,607	$1,134	6
Historic tax credit partnerships (2)	4,980	6,118	1,103	1
All other investments, primarily investment fund LPs/LLCs	310,339	294,924	178,660	6
Total	$390,214	$385,649	$180,897
(1) The carrying value reflects our total commitments (both funded and unfunded) to the partnerships, less any amortization, since our initial investment. We fund these investments based on funding schedules maintained by the partnerships.

(2) The carrying value reflects our funded commitments less any amortization.
Investment fund LPs/LLCs are by nature less liquid and may involve more risk than other investments. We manage our risk through diversification of asset class and geographic location. At June 30, 2018, we had investments in 31 separate investment funds with a total carrying value, as shown in the table above, which represented approximately 9% of our total investments. We review and monitor the performance of these investments on a quarterly basis.

Financing Activities and Related Cash Flows
Treasury Shares
During the six months ended June 30, 2018 and 2017, we did not repurchase any common shares and, as of July 31, 2018, our remaining Board authorization was approximately $109.6 million.
ProAssurance Shareholder Dividends
Our Board declared quarterly cash dividends of $0.31 per share during the first and second quarters of both 2018 and 2017, each of which was paid in the following quarter. Dividends paid in the first six months of both 2018 and 2017 included a special dividend of $4.69 per share, declared in the fourth quarter of each of the previous years. Any decision to pay future cash dividends is subject to the Board’s final determination after a comprehensive review of financial performance, future expectations and other factors deemed relevant by the Board.
Debt
At June 30, 2018 our debt included $250 million of outstanding unsecured senior notes. The notes bear interest at 5.3% annually and are due in 2023 although they may be redeemed in whole or part prior to maturity. There are no financial covenants associated with these notes.
We have a Revolving Credit Agreement which may be used for general corporate purposes, including, but not limited to, short-term working capital, share repurchases as authorized by the Board and support for other activities. Our Revolving Credit Agreement permits borrowings of up to $200 million, and has available a $50 million accordion feature, which, if successfully subscribed, would expand permitted borrowings up to $250 million. During the second quarter of 2018, we repaid the balance outstanding on the Revolving Credit Agreement of $83 million and, as of July 31, 2018, no borrowings were outstanding. We are in compliance with the financial covenants of the Revolving Credit Agreement, which expires in June 2020.
During 2017, two of our subsidiaries each entered into ten-year mortgage loans collectively totaling approximately $40 million (Mortgage Loans) with one lender in connection with the recapitalization of two office buildings. The Mortgage Loans mature in December 2027 and accrue interest at three-month LIBOR plus 1.325% with principal and interest payable on a quarterly basis. We are in compliance with the financial covenant of the Mortgage Loans.
Additional information regarding our debt is provided in Note 8 of the Notes to Condensed Consolidated Financial Statements.
During 2017, we entered into an interest rate cap agreement with a notional amount of $35 million to manage our exposure to increases in LIBOR on our Mortgage Loans. Per the interest rate cap agreement, we are entitled to receive cash payments if and when the three-month LIBOR exceeds 2.35%. Additional information on our interest rate cap agreement is provided in Note 9 of the Notes to Condensed Consolidated Financial Statements.
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

Results of Operations – Three and Six Months Ended June 30, 2018 Compared to Three and Six Months Ended June 30, 2017
Selected consolidated financial data for each period is summarized in the table below.

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands, except per share data)	2018	2017	Change		2018	2017	Change
Revenues:
Net premiums written	$207,769	$175,651	$32,118		$422,901	$379,878	$43,023
Net premiums earned	$223,591	$180,353	$43,238		$410,750	$363,256	$47,494
Net investment result	27,764	25,193	2,571		51,430	50,187	1,243
Net realized investment gains (losses)	2,795	(2,219)	5,014		(9,722)	11,061	(20,783)
Other income	2,044	2,250	(206)		4,767	4,071	696
Total revenues	256,194	205,577	50,617		457,225	428,575	28,650

Expenses:
Net losses and loss adjustment expenses	161,728	115,550	46,178		291,515	234,701	56,814
Underwriting, policy acquisition and operating expenses	59,611	57,885	1,726		116,969	114,994	1,975
Segregated portfolio cells dividend expense (income)	2,785	8,811	(6,026)		4,532	11,186	(6,654)
Interest expense	3,958	4,145	(187)		7,663	8,278	(615)
Total expenses	228,082	186,391	41,691		420,679	369,159	51,520
Income before income taxes	28,112	19,186	8,926		36,546	59,416	(22,870)
Income tax expense (benefit)	(311)	(332)	21		(3,733)	(1,557)	(2,176)
Net income	$28,423	$19,518	$8,905		$40,279	$60,973	$(20,694)
Non-GAAP operating income	$25,953	$21,357	$4,596		$47,440	$54,758	$(7,318)
Earnings per share:
Basic	$0.53	$0.37	$0.16		$0.75	$1.14	$(0.39)
Diluted	$0.53	$0.36	$0.17		$0.75	$1.14	$(0.39)
Non-GAAP operating earnings per share:
Basic	$0.48	$0.40	$0.08		$0.89	$1.03	$(0.14)
Diluted	$0.48	$0.40	$0.08		$0.88	$1.02	$(0.14)
Net loss ratio	72.3%	64.1%	8.2	pts	71.0%	64.6%	6.4	pts
Underwriting expense ratio	26.7%	32.1%	(5.4)	pts	28.5%	31.7%	(3.2)	pts
Combined ratio	99.0%	96.2%	2.8	pts	99.5%	96.3%	3.2	pts
Operating ratio	89.0%	83.6%	5.4	pts	88.7%	83.7%	5.0	pts
Effective tax rate	(1.1%)	(1.7%)	0.6	pts	(10.2%)	(2.6%)	(7.6)	pts
Return on equity*	7.2%	4.3%	2.9	pts	5.1%	6.7%	(1.6)	pts

* Annualized
In all tables that follow, the abbreviation "nm" indicates that the information or the percentage change is not meaningful.

Executive Summary of Operations
The following sections provide an overview of our consolidated and segment results of operations for the three and six months ended June 30, 2018 as compared to the three and six months ended June 30, 2017. See the Segment Operating Results sections that follow for additional information regarding each segment's operating results.
Revenues
The following table shows our consolidated and segment net premiums earned:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2018	2017	Change		2018	2017	Change
Net premiums earned
Specialty P&C	$143,847	$109,005	$34,842	32.0%	$260,125	$222,063	$38,062	17.1%
Workers' Compensation	62,254	56,854	5,400	9.5%	120,660	112,137	8,523	7.6%
Lloyd's Syndicates	17,490	14,494	2,996	20.7%	29,965	29,056	909	3.1%
Consolidated total	$223,591	$180,353	$43,238	24.0%	$410,750	$363,256	$47,494	13.1%
All of our operating segments contributed to the increase in net premiums earned during the three and six months ended June 30, 2018 as compared to the same respective periods of 2017. The largest component of the increase in consolidated net premiums earned in both the 2018 three- and six-month periods was the $26.6 million of premium written and fully earned from a loss portfolio transfer entered into during the second quarter of 2018 in our Specialty P&C segment (see further discussion in our Segment Operating Results - Specialty Property & Casualty section that follows).
The following table shows our consolidated net investment result:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2018	2017	Change		2018	2017	Change
Net investment income	$22,384	$22,677	$(293)	(1.3%)	$44,411	$45,863	$(1,452)	(3.2%)
Equity in earnings (loss) of unconsolidated subsidiaries	5,380	2,516	2,864	113.8%	7,019	4,324	2,695	62.3%
Net investment result	$27,764	$25,193	$2,571	10.2%	$51,430	$50,187	$1,243	2.5%
The increase in our consolidated net investment result for the three and six months ended June 30, 2018 was primarily attributable to an increase in earnings from our unconsolidated subsidiaries, partially offset by a decrease in net investment income due to reduced earnings from our fixed income portfolio, which reflected lower average investment balances. The increase in earnings from our unconsolidated subsidiaries for the three and six months ended June 30, 2018 primarily reflected the impact of the adoption of an accounting standard during the first quarter of 2018 around the recognition and measurement of financial assets and financial liabilities (see Note 1 of the Notes to Condensed Consolidated Financial Statements for additional detail regarding accounting changes adopted during the period). Under the new accounting standard, LPs/LLCs previously reported using the cost method are now reported at fair value with changes in fair value recognized as a component of equity in earnings (loss) of unconsolidated subsidiaries. Excluding the effect of the adoption of the new accounting standard, our investment results from our portfolio of investments in LPs/LLCs for the 2018 three- and six-month periods was relatively flat as compared to the same respective periods of 2017.

The following table shows our total consolidated net realized investment gains (losses):

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2018	2017	Change		2018	2017	Change
Net impairment losses recognized in earnings	$(404)	$—	$(404)	nm	$(404)	$(171)	$(233)	136.3%
Other net realized investment gains (losses)	3,199	(2,219)	5,418	244%	(9,318)	11,232	(20,550)	(183.0%)
Net realized investment gains (losses)	$2,795	$(2,219)	$5,014	226%	$(9,722)	$11,061	$(20,783)	(187.9%)
During the 2018 three- and six-month periods, we recognized OTTI in earnings of $0.4 million related to debt instruments from one issuer in the energy sector. During the 2017 six-month period, we recognized OTTI in earnings of $0.2 million related to corporate bonds.
Other net realized investment gains and losses during the three and six months ended June 30, 2018 and 2017 primarily reflected changes in the value of our equity trading portfolio. See further discussion in our Segment Operating Results - Corporate section that follows.
Expenses
The following table shows our consolidated and segment net loss ratios and net loss development:

	Three Months Ended June 30				Six Months Ended June 30
($ in millions)	2018	2017	Change		2018	2017	Change
Current accident year net loss ratio
Consolidated ratio	82.5%	80.2%	2.3	pts	82.1%	80.5%	1.6	pts
Specialty P&C	91.7%	89.7%	2.0	pts	91.1%	89.2%	1.9	pts
Workers' Compensation	66.5%	64.1%	2.4	pts	66.3%	65.5%	0.8	pts
Lloyd's Syndicates	64.2%	71.4%	(7.2)	pts	66.9%	72.1%	(5.2)	pts

Calendar year net loss ratio
Consolidated ratio	72.3%	64.1%	8.2	pts	71.0%	64.6%	6.4	pts
Specialty P&C	77.7%	65.4%	12.3	pts	75.5%	65.9%	9.6	pts
Workers' Compensation	60.1%	58.9%	1.2	pts	61.4%	60.8%	0.6	pts
Lloyd's Syndicates	71.5%	74.3%	(2.8)	pts	70.1%	69.8%	0.3	pts

Favorable (unfavorable) net loss development, prior accident years
Consolidated	$22.8	$29.0	$(6.2)		$45.6	$57.8	$(12.2)
Specialty P&C	$20.1	$26.5	$(6.4)		$40.6	$51.8	$(11.2)
Workers' Compensation	$4.0	$2.9	$1.1		$5.9	$5.3	$0.6
Lloyd's Syndicates	$(1.3)	$(0.4)	$(0.9)		$(0.9)	$0.7	$(1.6)
Our consolidated current accident year net loss ratio increased 2.3 and 1.6 percentage points for the 2018 three- and six-month periods, respectively, as compared to the same periods of 2017. The increase in both periods was driven by a loss portfolio transfer (net premiums earned at a 95% loss ratio) entered into during the second quarter of 2018 in our Specialty P&C segment, which accounted for 1.9 and 1.0 percentage points of the increase in the consolidated current accident year net loss ratio, respectively (see further discussion in our Segment Operating Results - Specialty Property & Casualty section that follows).
After removing the impact of the loss portfolio transfer, the remaining increase in the consolidated current accident year net loss ratio for the 2018 three- and six-month periods was primarily due to an increase in expected losses in our excess and surplus lines business within our Specialty P&C segment, partially offset by a lower current accident year net loss ratio in our Lloyd's Syndicates segment which primarily reflected shifts in the mix of business earned during the 2018 three- and six-month periods (see further discussion in our Segment Operating Results - Lloyd's Syndicates section that follows).

In both the 2018 and 2017 three- and six-month periods, our consolidated calendar year net loss ratio was lower than our consolidated current accident year net loss ratio due to the recognition of net favorable loss development, as shown in the previous table.
Our consolidated and segment underwriting expense ratios were as follows:

	Three Months Ended June 30				Six Months Ended June 30
	2018	2017	Change		2018	2017	Change
Underwriting Expense Ratio
Consolidated	26.7%	32.1%	(5.4)	pts	28.5%	31.7%	(3.2)	pts
Specialty P&C	19.5%	24.1%	(4.6)	pts	21.7%	23.5%	(1.8)	pts
Workers' Compensation	28.9%	30.1%	(1.2)	pts	29.3%	30.1%	(0.8)	pts
Lloyd's Syndicates	46.1%	47.3%	(1.2)	pts	51.1%	45.0%	6.1	pts
Corporate*	2.5%	4.3%	(1.8)	pts	2.5%	4.4%	(1.9)	pts
*There are no net premiums earned associated with the Corporate segment. Ratios shown are the contribution of the Corporate segment to the consolidated ratio (Corporate operating expenses divided by consolidated net premium earned).

Our consolidated underwriting expense ratio decreased for the 2018 three- and six-month periods as compared to the same respective periods of 2017 driven by a loss portfolio transfer (net premiums earned with minimal associated operating expenses) entered into during the second quarter of 2018 in our Specialty P&C segment, which accounted for 3.7 and 2.0 percentage points of the decrease in the consolidated underwriting expense ratio, respectively (see further discussion in our Segment Operating Results - Specialty Property & Casualty section that follows).
After removing the impact of the loss portfolio transfer, the remaining decrease in the consolidated underwriting expense ratio for the 2018 three- and six-month periods was primarily due to a decrease in consolidated operating expenses combined with an increase in net premiums earned across all of our operating segments. The decrease in consolidated operating expenses in the 2018 three- and six-month periods was driven by our Corporate segment primarily due to a decrease in share-based compensation expenses which reflected fewer awards outstanding and an adjustment of the projected award value based upon the decline, in both periods, of one of the performance metrics associated with a particular year's award.
Taxes
Our projected annual effective tax rates for 2018 and 2017 were a benefit of 3.2% and an expense of 5.4% as of June 30, 2018 and 2017, respectively, before discrete items were considered. Our projected annual effective tax rates as of June 30, 2018 and 2017 were different from the statutory federal income tax rate primarily due to a portion of our investment income being tax-exempt and the utilization of tax credits transferred to us from our tax credit partnership investments. Discrete items further reduced our projected annual effective tax rates during the 2018 and 2017 six-month periods by 7.0% and 8.0%, respectively, resulting in a total effective tax rate of a benefit of 10.2% and a benefit 2.6%, respectively. Due to the TCJA, the statutory federal income tax rate used to develop the projected annual effective tax rate for 2018 was lower than the statutory federal income tax rate used to develop the projected annual effective tax rate for 2017. The effect of the lower statutory federal income tax rate and our ability to utilize tax credits in the current tax year as well as the previous tax year through carryback provisions of the tax law resulted in our projected annual effective tax rate of a benefit of 3.2% as of June 30, 2018.
Our calculation of our projected annual effective tax rate during interim periods has historically included an estimate of annual net realized investment gains and losses based on year-to-date results. Due to the recent volatility in the securities markets, we believe that projections for changes in net realized investment gains and losses during the year cannot be reliably estimated and could cause a significant distortion in the projected annual effective tax rate. Therefore, beginning in the first quarter of 2018, net realized investment gains and losses are treated as discrete items and reflected in the effective tax rate in the period in which they are included in income. This treatment of net realized investment losses of $9.7 million for the six months ended June 30, 2018 accounted for 6.0% of the 7.0% reduction in the projected annual effective tax rate due to discrete items.

Operating Ratio and ROE
Our operating ratio (calculated as our combined ratio, less our investment income ratio) increased by 5.4 and 5.0 percentage points in the three and six months ended June 30, 2018, respectively. The increase in both periods primarily reflected a higher net loss ratio in our Specialty P&C segment driven by a lower amount of prior year favorable development and a lower investment income ratio driven by a decline in income from our fixed maturity securities due to lower average investment balances.
ROE was 7.2% and 5.1% for the three and six months ended June 30, 2018, respectively, as compared to 4.3% and 6.7% for the same respective periods of 2017. The increase in ROE for the 2018 three-month period was primarily due to an increase in net income driven by the change in net realized investment gains and losses in our equity trading portfolio as compared to the 2017 three-month period. The decrease in ROE for the 2018 six-month period was driven by the decrease in net income, primarily due to a lower amount of prior year favorable development in our Specialty P&C segment and, to a lesser extent, the change in net realized investment gains and losses in our equity trading portfolio. ROE for both the three and six months ended June 30, 2018 reflected a lower average equity base (the denominator of the ROE ratio) as compared to the same respective periods of 2017 primarily due the cumulative effect of dividend declarations since the prior period.
Book Value per Share
We believe the payment of dividends is currently our most effective tool for the deployment of excess capital even though, in the short-term, dividend declarations dampen growth in book value per share. In addition, our book value per share at June 30, 2018 as compared to December 31, 2017 was impacted by a decrease in AOCI as a result of unrealized losses arising during the six months ended June 30, 2018 related to our fixed maturity available-for-sale securities which are recognized as a component of OCI. Our book value per share at June 30, 2018 as compared to December 31, 2017 is shown in the following table.

Book Value Per Share
Book Value Per Share at December 31, 2017	$29.83
Increase (decrease) to book value per share during the six months ended June 30, 2018 attributable to:
Dividends declared	(0.62)
Net income	0.75
Decrease in AOCI	(0.64)
Other	0.05
Book Value Per Share at June 30, 2018	$29.37

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
The following table is a reconciliation of net income to Non-GAAP operating income:

	Three Months Ended June 30		Six Months Ended June 30
(In thousands, except per share data)	2018	2017	2018	2017
Net income	$28,423	$19,518	$40,279	$60,973
Items excluded in the calculation of Non-GAAP operating income:
Net realized investment (gains) losses	(2,795)	2,219	9,722	(11,061)
Net realized gains (losses) attributable to SPCs which no profit/loss is retained (1)	(334)	603	(744)	1,427
Guaranty fund assessments (recoupments)	3	7	87	72
Pre-tax effect of exclusions	(3,126)	2,829	9,065	(9,562)
Tax effect (2)	656	(990)	(1,904)	3,347
After-tax effect of exclusions	(2,470)	1,839	7,161	(6,215)
Non-GAAP operating income	$25,953	$21,357	$47,440	$54,758
Per diluted common share:
Net income	$0.53	$0.36	$0.75	$1.14
Effect of exclusions	(0.05)	0.04	0.13	(0.12)
Non-GAAP operating income per diluted common share	$0.48	$0.40	$0.88	$1.02
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
(2) The annual expected incremental tax rate for the three and six months ended June 30, 2018 is 21% as compared to 35% for the same respective periods of 2017, associated with the taxable or tax deductible items listed above. Excluding certain discrete items, which are tax effected at the annual expected incremental tax rate in the period they are included in net income, the effective tax rate for each period was applied to these items in calculating net income. See previous discussion in this section under the heading "Taxes."

Segment Operating Results - Specialty Property & Casualty
Our Specialty P&C segment focuses on professional liability insurance and medical technology liability insurance as discussed in Note 13 of the Notes to Condensed Consolidated Financial Statements. Our Specialty P&C segment operating results reflect pre-tax underwriting profit or loss from these insurance lines, exclusive of investment results, which are included in our Corporate segment. Segment operating results included the following:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2018	2017	Change		2018	2017	Change
Net premiums written	$133,232	$106,529	$26,703	25.1%	$255,196	$223,826	$31,370	14.0%

Net premiums earned	$143,847	$109,005	$34,842	32.0%	$260,125	$222,063	$38,062	17.1%
Other income	1,262	1,469	(207)	(14.1%)	2,519	2,668	(149)	(5.6%)
Net losses and loss adjustment expenses	(111,838)	(71,296)	(40,542)	56.9%	(196,425)	(146,291)	(50,134)	34.3%
Underwriting, policy acquisition and operating expenses	(28,050)	(26,239)	(1,811)	6.9%	(56,327)	(52,217)	(4,110)	7.9%
Segregated portfolio cells dividend (expense) income	(118)	(5,119)	5,001	(97.7%)	(88)	(5,091)	5,003	(98.3%)
Segment operating results	$5,103	$7,820	$(2,717)	(34.7%)	$9,804	$21,132	$(11,328)	(53.6%)

Net loss ratio	77.7%	65.4%	12.3	pts	75.5%	65.9%	9.6	pts
Underwriting expense ratio	19.5%	24.1%	(4.6)	pts	21.7%	23.5%	(1.8)	pts
In the second quarter of 2018, we entered into a loss portfolio transfer with a large healthcare organization. Per the agreement, we will cover a specific inventory of existing claims as well as provide tail coverage. As the contract included both prospective (tail) coverage and retroactive coverage, we bifurcated the provisions of the contract and accounted for each component separately. As of the effective date, we recognized total net premiums written and earned of $26.6 million, comprised of $7.9 million of prospective coverage and $18.7 million of retroactive coverage, and total net losses and loss adjustment expenses of $25.4 million within our Specialty P&C segment for the three and six months ended June 30, 2018. See further discussion in Note 4 of the Notes to Condensed Consolidated Financial Statements.
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
Gross, ceded and net premiums written were as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2018	2017	Change		2018	2017	Change
Gross premiums written	$147,978	$124,887	$23,091	18.5%	$288,498	$261,748	$26,750	10.2%
Less: Ceded premiums written	14,746	18,358	(3,612)	(19.7%)	33,302	37,922	(4,620)	(12.2%)
Net premiums written	$133,232	$106,529	$26,703	25.1%	$255,196	$223,826	$31,370	14.0%

Gross Premiums Written
Gross premiums written by component were as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2018	2017	Change		2018	2017	Change
Professional liability
Physicians (1)(8)
Twelve month term	$75,920	$75,253	$667	0.9%	$163,764	$164,995	$(1,231)	(0.7%)
Twenty-four month term	4,572	9,637	(5,065)	(52.6%)	12,821	15,497	(2,676)	(17.3%)
Total Physicians	80,492	84,890	(4,398)	(5.2%)	176,585	180,492	(3,907)	(2.2%)
Healthcare facilities (2)(8)	14,051	13,438	613	4.6%	29,134	25,608	3,526	13.8%
Other healthcare providers (3)	6,792	6,832	(40)	(0.6%)	15,783	15,571	212	1.4%
Legal professionals (4)	6,663	6,514	149	2.3%	14,462	14,406	56	0.4%
Tail coverages (5)(6)	11,422	3,304	8,118	245.7%	15,771	8,166	7,605	93.1%
Retroactive coverages (6)	18,708	—	18,708	nm	18,708	—	18,708	nm
Total professional liability	138,128	114,978	23,150	20.1%	270,443	244,243	26,200	10.7%
Medical technology liability (7)	9,723	9,782	(59)	(0.6%)	17,821	17,319	502	2.9%
Other	127	127	—	—%	234	186	48	25.8%
Total	$147,978	$124,887	$23,091	18.5%	$288,498	$261,748	$26,750	10.2%

(1)
Physician policies were our greatest source of premium revenues in both 2018 and 2017. The increase in twelve month term policies during the 2018 three-month period was primarily driven by new business written including the addition of one large policy, largely offset by retention losses. The decline in twelve month term policies during the 2018 six-month period was primarily due to retention losses and, to a lesser extent, a timing difference related to the shifting in renewal date of one large policy, largely offset by new business written. Additionally, both the 2018 three- and six-month periods included an increase in premiums assumed in which we participate on a quota share basis. Renewal pricing increases in both the 2018 three- and six-month periods is reflective of our concern about potential increases in loss severity as well as more moderate marketplace price competition. We also offer twenty-four month term policies to our physician insureds in one selected jurisdiction. The decrease in twenty-four month term policies during the 2018 three- and six-month periods, as compared to the same periods in 2017, primarily reflected the normal cycle of renewals (policies subject to renewal in 2018 were previously written in 2016 rather than in 2017).

(2)
Our healthcare facilities premium (which includes hospitals, surgery centers and other facilities) increased during the 2018 three- and six-month periods primarily due to new business written and an increase in renewal pricing due to changes in loss experience related to a few large policies. Additionally, the increase in the 2018 six-month period reflected an increase in coverage pertaining to one large entity which consolidated certain policies that were not previously insured by us during the first quarter of 2018. Increases in both the 2018 three- and six-month periods were largely offset by a timing difference related to the renewal of one large policy in the second quarter of 2018 and, to a lesser extent, retention losses.

(3)	Our other healthcare providers are primarily dentists, chiropractors and allied health professionals.

(4)
Our legal professionals policies are primarily individual and small group policies in select areas of practice. The slight increase during the 2018 three- and six-month periods was primarily due to new business written and, to a lesser extent, an increase in the rate charged for certain renewed policies in select states due to rate filings, largely offset by retention losses.

(5)
We offer extended reporting endorsement or "tail" coverage to insureds who discontinue their claims-made coverage with us, and we also periodically offer tail coverage through custom policies. The amount of tail coverage premium written can vary significantly from period to period. The increase in tail premiums during the 2018 three- and six-month periods was driven by $7.9 million of tail coverage provided in connection with a loss portfolio transfer with a large healthcare organization entered into during the second quarter of 2018 (see further discussion in footnote 6 that follows).

(6)
We offer custom alternative risk solutions including loss portfolio transfers for large healthcare entities who, most commonly, are exiting a line of business, changing an insurance approach, or simply preferring to transfer risk. In the second quarter of 2018, we entered into a loss portfolio transfer with a large healthcare organization. Per the agreement, we will cover a specific inventory of existing claims as well as provide tail coverage. The premiums received for the coverage provided for the existing inventory of claims was classified as retroactive coverage and resulted in $18.7 million of one-time premium written and fully earned in the 2018 three- and six-month periods. The premiums received for the prospective (tail) coverage resulted in $7.9 million of one-time premium written and fully earned in the 2018 three- and six-month periods. See Note 4 of the Notes to the Condensed Consolidated Financial Statements for further information on this transaction.

(7)
Our medical technology liability business is marketed throughout the U.S.; coverage is offered on a primary basis, within specified limits, to manufacturers and distributors of medical technology and life sciences products including entities conducting human clinical trials. In addition to the previously listed factors that affect our premium volume, our medical technology liability premium volume is impacted by the sales volume of insureds. The slight decrease during the 2018 three-month period was primarily due to retention losses, almost entirely offset by new business written. The increase during the 2018 six-month period primarily reflected new business written and, to a lesser extent, an increase in the premium charged for certain renewed policies as a result of growth in exposure, partially offset by retention losses. Retention losses in both periods are largely attributable to an increase in competition on terms and pricing.

(8)
Our alternative market solutions include writing healthcare premium in certain SPCs of our wholly owned Cayman Islands reinsurance subsidiaries, Eastern Re and Inova Re. We wrote approximately $1.3 million and $1.4 million of healthcare professional liability premium in our physicians line of business in the 2018 three- and six-month periods, respectively, and approximately $1.2 million in the 2017 three-month period. We wrote healthcare professional liability premium in our healthcare facilities line of business of approximately $0.4 million and $3.6 million in the 2018 three- and six-month periods, respectively, and approximately $0.1 million and $2.7 million in the same respective periods of 2017. All or a portion of the premium written was ceded to the SPCs. Under the SPC structure, the operating results of each cell, net of any participation we have taken in the SPCs, accrue to the benefit of the external owners of that cell. Our Specialty P&C segment does not currently participate in the cells that write HCPL premium, and therefore retains no underwriting profit or loss. Additional information regarding the SPCs is included in the Underwriting, Policy Acquisition and Operating Expense section that follows under the heading "Segregated Portfolio Dividend Expense (Income)."

New business written by component on a direct basis was as follows:

	Three Months Ended June 30		Six Months Ended June 30
(In millions)	2018	2017	2018	2017
Physicians	$3.7	$4.5	$8.7	$10.9
Healthcare facilities	2.2	2.1	4.3	3.1
Other healthcare providers	0.3	0.5	1.7	1.1
Legal professionals	0.9	0.9	1.7	1.8
Medical technology liability	0.9	1.4	1.8	2.7
Total	$8.0	$9.4	$18.2	$19.6
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
Retention by component was as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
Physicians*	90%	90%	91%	90%
Healthcare facilities*	90%	90%	89%	90%
Other healthcare providers*	84%	86%	86%	85%
Legal professionals	85%	84%	83%	84%
Medical technology liability	91%	89%	89%	85%
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
Changes in renewal pricing by component was as follows:

	Three Months Ended June 30	Six Months Ended June 30
	2018	2018
Physicians (1)(2)	3%	2%
Healthcare facilities (1)(2)	8%	5%
Other healthcare providers (1)	4%	3%
Legal professionals (2)	5%	6%
Medical technology liability	3%	4%
(1) Excludes certain policies written on an excess and surplus lines basis.
(2) See Gross Premiums Written section for further explanation of renewal pricing increase.
Ceded Premiums Written
Ceded premiums represent the amounts owed to our reinsurers for their assumption of a portion of our losses. Through our current excess of loss reinsurance arrangements we generally retain the first $1 million in risk insured by us and cede coverages in excess of this amount. For our healthcare professional liability coverages, we also retain from 5% - 12.5% of the next $25 million of risk for coverages in excess of $1 million. For our medical technology liability coverages, we also retain 10% of the next $9 million of risk for coverages in excess of $1 million. We pay our reinsurers a ceding premium in exchange for their accepting the risk, the ultimate amount of which is determined by the loss experience of the business ceded, subject to certain minimum and maximum amounts.
Ceded premiums written were as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2018	2017	Change		2018	2017	Change
Excess of loss reinsurance arrangements (1)	$8,815	$8,987	$(172)	(1.9%)	$17,738	$17,039	$699	4.1%
Premium ceded to Syndicate 1729 (2)	—	2,227	(2,227)	(100.0%)	2,105	6,490	(4,385)	(67.6%)
Other shared risk arrangements (3)	6,352	6,218	134	2.2%	14,865	14,665	200	1.4%
Other ceded premiums written	713	786	(73)	(9.3%)	1,653	1,688	(35)	(2.1%)
Adjustment to premiums owed under reinsurance agreements, prior accident years, net (4)	(1,134)	140	(1,274)	(910.0%)	(3,059)	(1,960)	(1,099)	(56.1%)
Total ceded premiums written	$14,746	$18,358	$(3,612)	(19.7%)	$33,302	$37,922	$(4,620)	(12.2%)

(1)
We generally reinsure risks under our excess of loss reinsurance arrangements pursuant to which the reinsurers agree to assume all or a portion of all risks that we insure above our individual risk retention levels, up to the maximum individual limits offered. In the majority of our excess of loss reinsurance arrangements, the premium due to the reinsurer is determined by the loss experience of that business reinsured, subject to certain minimum and maximum amounts. The change in ceded premiums written under our excess of loss reinsurance arrangements for the 2018 three- and six-month periods primarily reflected adjustments in the premiums we expect to owe our reinsurers based upon adjustments to our estimates of losses recoverable from our reinsurance partners. For the 2018 three-month period, we decreased our estimate of premiums we expect to owe our reinsurers whereas in the 2018 six-month period we increased our estimate.

(2)
As previously discussed, we are the majority participant in Syndicate 1729 and normally record our pro rata share of its operating results in our Lloyd's Syndicates segment on a quarter delay, except when information is available that is material to the current period. We also recorded the cession to the Lloyd's Syndicates segment from our Specialty P&C segment on a quarter delay as the amounts were not material and that permitted the cession to be reported by both the Lloyd's Syndicates segment and the Specialty P&C segment in the same reporting period. The decrease in premiums ceded to Syndicate 1729 during the 2018 three- and six-month periods reflected the non-renewal of our quota share agreement with Syndicate 1729 on January 1, 2018; the impact of which was not reflected in ceded premiums written until the second quarter of 2018 due to the quarter delay. Additionally, the decrease in premiums ceded to Syndicate 1729 during the 2018 six-month period reflected the revised contract terms on our previous quota share agreement effective

January 1, 2017 which reduced the premiums ceded by essentially half. See the Segment Operating Results - Lloyd's Syndicates section for further discussion on the quota share agreement. As our premiums are earned, we recognize the related ceding commission income which reduces underwriting expense by offsetting DPAC amortization. For the 2018 six-month period and 2017 three- and six-month periods, the related ceding commission income was approximately 27% of ceded premiums written. For our consolidated results, eliminations of the inter-segment portion (58% of the Specialty P&C cession for the 2018 six-month period and 2017 three- and six-month periods) of the transactions are also recorded on a quarter delay.

(3)
We have entered into various shared risk arrangements, including quota share, fronting, and captive arrangements, with certain large healthcare systems and other insurance entities. These arrangements include our Ascension Health and CAPAssurance programs. While we cede a large portion of the premium written under these arrangements, they provide us an opportunity to grow net premium through strategic partnerships. The increase in the 2018 three- and six-month periods was primarily driven by growth in our CAPAssurance program.

(4)
Given the length of time that it takes to resolve our claims, many years may elapse before all losses recoverable under a reinsurance arrangement are known. As a part of the process of estimating our loss reserve we also make estimates regarding the amounts recoverable under our reinsurance arrangements. As previously discussed, the premiums ultimately ceded under certain of our excess of loss reinsurance arrangements are subject to the losses ceded under the arrangements. For the 2018 three- and six-month periods and the 2017 six-month period, we reduced our estimate of expected losses and associated recoveries for prior year ceded losses, as well as our estimate of ceded premiums owed to reinsurers. During the 2017 three-month period, the overall change in expected loss recoveries resulted in an increase in estimated ceded premiums owed to reinsurers and was attributable to one large claim. Changes to estimates of premiums ceded related to prior accident years are fully earned in the period the changes in estimates occur.

Ceded Premiums Ratio
As shown in the table below, our ceded premiums ratio was affected in both 2018 and 2017 by revisions to our estimate of premiums owed to reinsurers related to coverages provided in prior accident years.

	Three Months Ended June 30				Six Months Ended June 30
	2018	2017	Change		2018	2017	Change
Ceded premiums ratio, as reported	10.0%	14.7%	(4.7)	pts	11.5%	14.5%	(3.0)	pts
Less the effect of adjustments in premiums owed under reinsurance agreements, prior accident years (as previously discussed)	(0.8%)	0.1%	(0.9)	pts	(1.1%)	(0.7%)	(0.4)	pts
Ratio, current accident year	10.8%	14.6%	(3.8)	pts	12.6%	15.2%	(2.6)	pts
The decrease in the current accident year ceded premiums ratio for the 2018 three- and six-month periods was driven by the effect of the loss portfolio transfer entered into during the second quarter of 2018 (increase in gross premiums written with no premium ceded) which resulted in a 2.4 and 1.3 percentage point decrease in the current accident year ceded premiums ratio, respectively (see discussion under the heading "Gross Premiums Written"). After removing the impact of the loss portfolio transfer, the remaining decrease in the current accident year ceded premiums ratio for the 2018 three- and six-month periods was primarily due to the decrease in premiums ceded to Syndicate 1729, as previously discussed (see discussion under the heading "Ceded Premiums Written").

Net Premiums Earned
Net premiums earned were as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2018	2017	Change		2018	2017	Change
Gross premiums earned	$161,596	$130,688	$30,908	23.7%	$295,294	$262,470	$32,824	12.5%
Less: Ceded premiums earned	17,749	21,683	(3,934)	(18.1%)	35,169	40,407	(5,238)	(13.0%)
Net premiums earned	$143,847	$109,005	$34,842	32.0%	$260,125	$222,063	$38,062	17.1%
Net premiums earned consist of gross premiums earned less the portion of earned premiums that we cede to our reinsurers for their assumption of a portion of our losses. Because premiums are generally earned pro rata over the entire policy period, fluctuations in premiums earned tend to lag those of premiums written. Generally, our policies carry a term of one year, however, as discussed above, we write certain policies with a twenty-four month term, and a few of our medical technology liability policies have a multi-year term. Tail coverage premiums are generally 100% earned in the period written because the policies insure only incidents that occurred in prior periods and are not cancellable. Retroactive coverage premiums are 100% earned at the inception of the contract, as all of the underlying loss events occurred in the past. Additionally, ceded premium changes due to changes to estimates of premiums owed under reinsurance agreements for prior accident years are fully earned in the period of change.
The increase in gross premiums earned during the 2018 three- and six-month periods was driven by the loss portfolio transfer entered into during the second quarter of 2018 which resulted in $26.6 million of one-time premium written and fully earned in the current period (see discussion under the heading "Gross Premiums Written"). Additionally, the increase in gross premiums earned in both periods reflected the pro rata effect of higher premiums written during the preceding twelve months, predominantly in our physicians line of business.
The decrease in ceded premiums earned during the 2018 three- and six-month periods primarily reflected the pro rata effect of the decrease in premiums ceded to Syndicate 1729 during the preceding twelve months and, to a lesser extent, the change in prior accident year ceded premium adjustments, which were $1.3 million and $1.1 million higher in the 2018 three- and six-month periods as compared to the 2017 three- and six-month periods, respectively (see discussion under the heading "Ceded Premiums Written").

Losses and Loss Adjustment Expenses
The determination of calendar year losses involves the actuarial evaluation of incurred losses for the current accident year and the actuarial re-evaluation of incurred losses for prior accident years, including an evaluation of the reserve amounts required for losses in excess of policy limits.
Accident year refers to the accounting period in which the insured event becomes a liability of the insurer. For claims-made policies, which represent the majority of the premiums written in our Specialty P&C segment, the insured event generally becomes a liability when the event is first reported to us. For occurrence policies, the insured event becomes a liability when the event takes place. For retroactive coverages, the insured event becomes a liability at inception of the underlying contract. We believe that measuring losses on an accident year basis is the best measure of the underlying profitability of the premiums earned in that period, since it associates policy premiums earned with the estimate of the losses incurred related to those policy premiums.
The following table summarizes calendar year net loss ratios by separating losses between the current accident year and all prior accident years. Additionally, the table shows our current accident year net loss ratio was affected by revisions to our estimate of premiums owed to reinsurers related to coverages provided in prior accident years. For the three and six months ended June 30, 2018, our net loss ratios were affected by a loss portfolio transfer entered into during the second quarter of 2018 which resulted in total net premiums written and earned of $26.6 million and total net losses and loss adjustment expenses of $25.4 million (see further information in Note 4 of the Notes to Condensed Consolidated Financial Statements). Given the significance of the premium and losses recognized associated with this transaction, we have removed the impact of the loss portfolio transfer from each of the ratios below (as shown in the columns labeled "Adjusted") in order to enhance the comparability between periods. Net loss ratios were as follows:

	Net Loss Ratios (1)
	Three Months Ended June 30
	2018			2017	Change
	As reported	LPT Impact	Adjusted	As reported	As reported	Adjusted
Calendar year net loss ratio	77.7%	4.3%	73.4%	65.4%	12.3	8.0
Less impact of prior accident years on the net loss ratio	(14.0%)	3.2%	(17.2%)	(24.3%)	10.3	7.1
Current accident year net loss ratio	91.7%	1.1%	90.6%	89.7%	2.0	0.9
Less estimated ratio increase (decrease) attributable to:
Ceded premium adjustments, prior accident years (2)	(0.7%)	0.3%	(1.0%)	0.1%	(0.8)	(1.1)
Current accident year net loss ratio, excluding the effect of prior year ceded premium (3)	92.4%	0.8%	91.6%	89.6%	2.8	2.0

	Net Loss Ratios (1)
	Six Months Ended June 30
	2018			2017	Change
	As reported	LPT Impact	Adjusted	As reported	As reported	Adjusted
Calendar year net loss ratio	75.5%	2.4%	73.1%	65.9%	9.6	7.2
Less impact of prior accident years on the net loss ratio	(15.6%)	1.8%	(17.4%)	(23.3%)	7.7	5.9
Current accident year net loss ratio	91.1%	0.6%	90.5%	89.2%	1.9	1.3
Less estimated ratio increase (decrease) attributable to:
Ceded premium adjustments, prior accident years (2)	(1.1%)	0.2%	(1.3%)	(0.8%)	(0.3)	(0.5)
Current accident year net loss ratio, excluding the effect of prior year ceded premium (3)	92.2%	0.4%	91.8%	90.0%	2.2	1.8

(1)	Net losses, as specified, divided by net premiums earned.

(2)
Reductions to premiums owed under reinsurance agreements for prior accident years increased net premiums earned (the denominator of the current accident year ratio) for the 2018 three- and six-month periods and 2017 six-month period. For the 2017 three-month period, we increased the premiums owed under reinsurance agreements for prior accident years which decreased net premiums earned in the quarter. See the discussion in the Premiums section for our Specialty P&C segment under the heading "Ceded Premiums Written" for additional information.

(3)
Excluding the impact of the loss portfolio transfer and prior year ceded premium adjustments, as shown in the table above, the current accident year net loss ratio for the 2018 three- and six-month periods increased 2.0 and 1.8 percentage points, respectively, as compared to the same respective periods of 2017. The increases in both periods were primarily due to an increase in expected losses in our excess and surplus lines business, partially offset by the impact of the revision to our quota share reinsurance agreement with Syndicate 1729. Due to the revised contract terms, we are retaining more premium that carries a lower loss ratio as compared to the segment's total book of business.
We recognized net favorable loss development related to our previously established reserves of $20.1 million and $40.6 million during the three and six months ended June 30, 2018, respectively, and $26.5 million and $51.8 million during the same respective periods of 2017. We re-evaluate our previously established reserve each quarter based on our most recently available claims data and currently available industry trend information. Development recognized during the three and six months ended June 30, 2018 principally related to accident years 2011 through 2015. Development recognized during the three and six months ended June 30, 2017 principally related to accident years 2010 through 2014.
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
Underwriting, Policy Acquisition and Operating Expenses
Our Specialty P&C segment underwriting, policy acquisition and operating expenses were comprised as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2018	2017	Change		2018	2017	Change
DPAC amortization	$13,374	$11,760	$1,614	13.7%	$26,408	$22,945	$3,463	15.1%
Management fees	1,789	1,500	289	19.3%	3,486	3,152	334	10.6%
Other underwriting and operating expenses	12,887	12,979	(92)	(0.7%)	26,433	26,120	313	1.2%
Total	$28,050	$26,239	$1,811	6.9%	$56,327	$52,217	$4,110	7.9%
DPAC amortization increased for the three and six months ended June 30, 2018 as compared to the same respective periods of 2017 driven by a decrease in ceding commission income, which is an offset to expense, primarily due to a reduction in premiums ceded to Syndicate 1729 and, to a lesser extent, an increase in commission and brokerage expenses.
Management fees are charged pursuant to a management agreement by the Corporate segment to the operating subsidiaries within our Specialty P&C segment for services provided, based on the extent to which services are provided to the subsidiary and the amount of premium written by the subsidiary. While the terms of the management agreement were consistent between 2017 and 2018, fluctuations in the amount of premium written by each subsidiary can result in corresponding variations in the management fee charged to each subsidiary during a particular period. The management fees charged to the Specialty P&C segment during the three and six months ended June 30, 2018 primarily reflected the increase in premiums written due to a loss portfolio transfer entered into during the second quarter of 2018 (see discussion under the heading "Gross Premiums Written").
Other underwriting and operating expenses decreased slightly during the 2018 three-month period and increased during the 2018 six-month period as compared to the same respective periods of 2017. There were no individually significant variances in expense categories in either period.
Underwriting Expense Ratio (the Expense Ratio)
Our expense ratio for the Specialty P&C segment for the three and six months ended June 30, 2018 and 2017, respectively, was as follows:

	Three Months Ended June 30				Six Months Ended June 30
	2018	2017	Change		2018	2017	Change
Underwriting expense ratio	19.5%	24.1%	(4.6)	pts	21.7%	23.5%	(1.8)	pts

The underwriting expense ratio decreased in the 2018 three- and six-month periods as compared to the same respective periods of 2017 driven by the impact of a loss portfolio transfer entered into during the second quarter of 2018 (net premiums earned with minimal associated operating expenses), which accounted for 4.2 and 2.3 percentage points of the decrease in the underwriting expense ratio, respectively (see further discussion under the heading "Gross Premiums Written"). After removing the impact of the loss portfolio transfer, the underwriting expense ratio remained relatively flat in the 2018 three-month period and increased slightly in the 2018 six-month period. The slight increase in the underwriting expense ratio in the 2018 six-month period was primarily due to the effect of an increase in DPAC amortization, as previously discussed, partially offset by an increase in net premiums earned as compared to the same respective period of 2017.
Segregated Portfolio Cell Dividend (Expense) Income
Our alternative market solutions includes writing HCPL premium in our Cayman Islands reinsurance subsidiaries. Consistent with the SPC structure discussed in the Segment Operating Results - Workers' Compensation section that follows, the net operating results of each cell, net of any participation we have taken in the SPCs, are due to the external owners of that cell. Our Specialty P&C segment does not currently participate in the cells that write HCPL premium, and therefore retains no profit or loss. Historically, within our HCPL business, we have written a limited number of segregated cell captive programs through a Bermuda captive arrangement and the use of this facility has declined as the HCPL insurance market has softened. During the three and six months ended June 30, 2017, we recognized a one-time $5.2 million pre-tax expense related to previously unrecognized SPC dividend expense for the cumulative earnings of unrelated parties that have owned SPCs at various times since 2003 within the Bermuda captive insurance operation mentioned above. The SPC dividend expense attributable to those cells was unrelated to the captive operations of our Eastern Re subsidiary. After removing the impact of this one-time expense, SPC dividend (expense) income was relatively flat for the 2018 three- and six-month periods as compared to the same respective periods of 2017. See more information on our SPCs under the heading "Underwriting, Policy Acquisition and Operating Expenses" in the Segment Operating Results - Workers' Compensation section that follows. SPC dividend (expense) income was as follows:

	Three Months Ended June 30				Six Months Ended June 30
(In thousands)	2018	2017	Change		2018	2017	Change
SPC dividend (expense) income	$(118)	$(5,119)	$5,001	(97.7%)	$(88)	$(5,091)	$5,003	(98.3%)

Segment Operating Results - Workers' Compensation
Our Workers' Compensation segment provides traditional workers' compensation insurance products and alternative market solutions for workers' compensation risks to employers generally with 1,000 or fewer employees, as discussed in Note 13 of the Notes to Condensed Consolidated Financial Statements. For the three and six months ended June 30, 2018 and 2017, segment operating results reflected pre-tax underwriting profit or loss, which excludes the operating results of the SPCs, net of our participation. Investment results, which include the SPC investment results, are included in our Corporate segment. Segment operating results included the following:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2018	2017	Change		2018	2017	Change
Net premiums written	$64,671	$54,700	$9,971	18.2%	$145,997	$130,270	$15,727	12.1%

Net premiums earned	$62,254	$56,854	$5,400	9.5%	$120,660	$112,137	$8,523	7.6%
Other income	212	209	3	1.4%	578	354	224	63.3%
Net losses and loss adjustment expenses	(37,385)	(33,486)	(3,899)	11.6%	(74,099)	(68,136)	(5,963)	8.8%
Underwriting, policy acquisition and operating expenses	(17,969)	(17,093)	(876)	5.1%	(35,301)	(33,784)	(1,517)	4.5%
Segregated portfolio cells dividend (expense) income (1)	(2,751)	(2,698)	(53)	2.0%	(4,645)	(3,872)	(773)	20.0%
Segment operating results	$4,361	$3,786	$575	15.2%	$7,193	$6,699	$494	7.4%

Net loss ratio
Traditional business	64.8%	65.0%	(0.2)	pts	65.0%	65.0%	—	pts
Alternative market business	47.4%	43.4%	4.0	pts	51.8%	49.9%	1.9	pts
Segment results	60.1%	58.9%	1.2	pts	61.4%	60.8%	0.6	pts

Underwriting expense ratio
Traditional business	28.0%	29.7%	(1.7)	pts	28.6%	29.9%	(1.3)	pts
Alternative market business	31.2%	30.9%	0.3	pts	31.0%	30.7%	0.3	pts
Segment results	28.9%	30.1%	(1.2)	pts	29.3%	30.1%	(0.8)	pts
(1) Represents the underwriting (profit) loss attributable to the alternative market business ceded to the SPCs at our Cayman Islands reinsurance subsidiaries, Eastern Re and Inova Re, net of our participation.

During the first quarter of 2018, we reorganized our Cayman Islands SPC operations. Effective January 1, 2018, all new and renewing alternative market business previously ceded to the SPCs at Eastern Re, with the exception of one program, is now ceded to SPCs operated by a newly formed wholly owned Cayman Islands subsidiary, Inova Re. As part of the reorganization, all SPCs previously operated by Eastern Re, with the exception of one program, ceased assuming new and renewing business on or after January 1, 2018. The external cell owners' cumulative undistributed earnings and the results of all SPCs for the current period due to external cell owners continue to be reported as SPC dividends payable and SPC dividend expense, respectively.

Premiums Written
Our workers’ compensation premium volume is driven by five primary factors: (1) the amount of new business written, (2) audit premium, (3) retention of our existing book of business, (4) premium rates charged on our renewal book of business and (5) changes in payroll exposure.
Gross, ceded and net premiums written were as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2018	2017	Change		2018	2017	Change
Gross premiums written
Traditional business*	$52,609	$43,991	$8,618	19.6%	$111,353	$97,022	$14,331	14.8%
Alternative market business	18,102	15,334	2,768	18.1%	50,707	46,532	4,175	9.0%
Segment results	70,711	59,325	11,386	19.2%	162,060	143,554	18,506	12.9%
Less: Ceded premiums written
Traditional business	3,628	1,808	1,820	100.7%	7,208	3,763	3,445	91.5%
Alternative market business*	2,412	2,817	(405)	(14.4%)	8,855	9,521	(666)	(7.0%)
Segment results	6,040	4,625	1,415	30.6%	16,063	13,284	2,779	20.9%
Net premiums written
Traditional business	48,981	42,183	6,798	16.1%	104,145	93,259	10,886	11.7%
Alternative market business	15,690	12,517	3,173	25.3%	41,852	37,011	4,841	13.1%
Segment results	$64,671	$54,700	$9,971	18.2%	$145,997	$130,270	$15,727	12.1%
* Traditional gross premiums written and alternative market ceded premiums written are reported net of alternative market premiums assumed by our traditional business totaling $0.2 million and $0.5 million for the 2018 three- and six-month periods, respectively, and $0.2 million and $0.3 million for the same respective periods of 2017.

Our traditional workers’ compensation insurance products include guaranteed cost, dividend, deductible and retrospectively-rated policies. Our alternative market business is 100% ceded to either the SPCs at our wholly owned Cayman Islands reinsurance subsidiaries, Eastern Re or Inova Re, or to unaffiliated captive insurers. As of June 30, 2018, there were 24 (20 active) SPCs and 2 active alternative market programs with unaffiliated captive insurers.
Additional information regarding the structure of the SPCs is included under the heading "Segregated Portfolio Dividend Expense (Income)."
Gross Premiums Written
Gross premiums written in our traditional and alternative market business for the three and six months ended June 30, 2018 and 2017 are reflected in the table above. Gross premiums written increased during the three and six months ended June 30, 2018 as compared to the same respective periods of 2017, driven by growth in both our traditional and alternative market business. Growth in our traditional business for the three and six months ended June 30, 2018 was driven by new business written including $4.3 million and $7.9 million of premiums written related to the third quarter 2017 acquisition of the Great Falls book of business, respectively, and an improvement in renewal pricing. Growth in our alternative market business for the three and six months ended June 30, 2018 was driven by new business written and an improvement in renewal pricing. We retained 14 of the 15 available alternative market programs up for renewal during the six months ended June 30, 2018, including the 5 available for renewal during the second quarter of 2018.

New business, audit premium, retention and renewal price changes for both the traditional business and the alternative market business for 2018 and 2017 are shown in the table below:

	Three Months Ended June 30
	2018			2017
($ in millions)	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results
New business	$10.6	$2.8	$13.4	$7.6	$1.9	$9.5
Audit premium (including EBUB)	$0.9	$0.3	$1.2	$0.7	$0.3	$1.0
Retention rate (1)	85%	95%	88%	87%	91%	88%
Change in renewal pricing (2)	1%	2%	1%	(2%)	(5%)	(3%)

	Six Months Ended June 30
	2018			2017
($ in millions)	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results
New business	$24.0	$5.4	$29.4	$17.1	$6.5	$23.6
Audit premium (including EBUB)	$2.1	$0.4	$2.5	$1.7	$0.5	$2.2
Retention rate (1)	85%	93%	87%	86%	94%	88%
Change in renewal pricing (2)	(2%)	—%	(1%)	(3%)	(4%)	(3%)

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

Ceded Premiums Written
Ceded premiums written reflected our external reinsurance programs and alternative market business ceded to unaffiliated captive insurance companies.
Ceded premiums written were as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2018	2017	Change		2018	2017	Change
Premiums ceded to external reinsurers
Traditional business	$3,166	$1,596	$1,570	98.4%	$6,073	$4,355	$1,718	39.4%
Alternative market business	2,027	1,612	415	25.7%	5,087	4,618	469	10.2%
Segment results	5,193	3,208	1,985	61.9%	11,160	8,973	2,187	24.4%
Change in return premium estimate under external reinsurance
Traditional business	462	212	250	117.9%	1,135	(592)	1,727	291.7%
Alternative market business	—	—	—	nm	—	—	—	nm
Segment results	462	212	250	117.9%	1,135	(592)	1,727	291.7%
Premiums ceded to unaffiliated captive insurers
Traditional business	—	—	—	nm	—	—	—	nm
Alternative market business	385	1,205	(820)	(68.0%)	3,768	4,903	(1,135)	(23.1%)
Segment results	385	1,205	(820)	(68.0%)	3,768	4,903	(1,135)	(23.1%)
Total ceded premiums written
Traditional business	3,628	1,808	1,820	100.7%	7,208	3,763	3,445	91.5%
Alternative market business	2,412	2,817	(405)	(14.4%)	8,855	9,521	(666)	(7.0%)
Segment results	$6,040	$4,625	$1,415	30.6%	$16,063	$13,284	$2,779	20.9%
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
Per our reinsurance agreements, we cede premiums related to our traditional business on an earned premium basis, whereas alternative market premiums are ceded on a written premium basis. The increase in traditional premiums ceded to external reinsurers during the three and six months ended June 30, 2018 was driven by a decrease in revenue sharing with our reinsurance broker, primarily due to a change in estimate during the second quarter of 2017. After removing the impact of the change in our revenue sharing estimate, premiums ceded to external reinsurers increased $0.6 million and $0.9 million during the three and six months ended June 30, 2018, respectively, which reflected an increase in premiums earned and an increase in reinsurance rates. The slight increase in alternative market premiums ceded to external reinsurers during the three and six months ended June 30, 2018 primarily reflected an increase in written premium. External reinsurance rates vary based on the alternative market program.
Changes in the return premium estimate reflected the loss experience under the reinsurance contract for the three and six months ended June 30, 2018 and 2017. The decrease in the return premium estimate for the three and six months ended June 30, 2018 primarily reflected severity-related claims activity during the six months ended June 30, 2018.
The decrease in premiums ceded to unaffiliated captive insurers during the three and six months ended June 30, 2018 reflected the impact of the 2017 designed consolidation of two unaffiliated captive programs. During 2017, we added one new alternative market program that writes business previously ceded to two non-renewed unaffiliated captive programs.

Ceded Premiums Ratio
Ceded premiums ratio was as follows:

	Three Months Ended June 30
	2018			2017			Change
	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results
Ceded premiums ratio, as reported	6.9%	13.3%	8.5%	4.1%	18.4%	7.8%	2.8	(5.1)	0.7
Less the effect of:
Return premium estimated under external reinsurance	0.9%	—%	0.7%	0.5%	—%	0.4%	0.4	—	0.3
Premiums ceded to unaffiliated captive insurers (100%)	—%	1.9%	0.5%	—%	7.0%	1.9%	—	(5.1)	(1.4)
Ceded premiums ratio, less the effects of above	6.0%	11.4%	7.3%	3.6%	11.4%	5.5%	2.4%	—%	1.8%

	Six Months Ended June 30
	2018			2017			Change
	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results
Ceded premiums ratio, as reported	6.5%	17.5%	9.9%	3.9%	20.5%	9.3%	2.6	(3.0)	0.6
Less the effect of:
Return premium estimated under external reinsurance	1.0%	—%	0.7%	(0.6%)	—%	(0.4%)	1.6	—	1.1
Premiums ceded to unaffiliated captive insurers (100%)	—%	6.6%	2.1%	—%	9.4%	3.2%	—	(2.8)	(1.1)
Ceded premiums ratio, less the effects of above	5.5%	10.9%	7.1%	4.5%	11.1%	6.5%	1.0	(0.2)	0.6
The above table reflects ceded premiums as a percent of gross premiums written. As discussed above, we cede premiums related to our traditional business on an earned premium basis, whereas alternative market premiums are ceded on a written premium basis. The increase in the traditional ceded premiums ratio for the 2018 three- and six-month periods when compared to the same respective periods of 2017 primarily reflected an increase in reinsurance rates and the impact of the increase in broker revenue sharing, as previously discussed. Traditional ceded premiums as a percent of traditional earned premiums increased in the 2018 three- and six-month periods when compared to the 2017 three- and six-month periods, which reflected an increase in reinsurance rates. The alternative markets ceded premiums ratio, less the effect of premiums ceded to the unaffiliated captive insurers, reflected premiums ceded to our external reinsurers related to the SPCs at Eastern Re and Inova Re. The reinsurance rates for our alternative market business vary by program.

Net Premiums Earned
Net premiums earned were as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2018	2017	Change		2018	2017	Change
Gross premiums earned
Traditional business*	$48,632	$42,501	$6,131	14.4%	$94,662	$84,269	$10,393	12.3%
Alternative market business	20,648	20,209	439	2.2%	40,029	39,655	374	0.9%
Segment results	69,280	62,710	6,570	10.5%	134,691	123,924	10,767	8.7%
Less: Ceded premiums earned
Traditional business	3,596	1,809	1,787	98.8%	7,129	3,763	3,366	89.4%
Alternative market business*	3,430	4,047	(617)	(15.2%)	6,902	8,024	(1,122)	(14.0%)
Segment results	7,026	5,856	1,170	20.0%	14,031	11,787	2,244	19.0%
Net premiums earned
Traditional business	45,036	40,692	4,344	10.7%	87,533	80,506	7,027	8.7%
Alternative market business	17,218	16,162	1,056	6.5%	33,127	31,631	1,496	4.7%
Segment results	$62,254	$56,854	$5,400	9.5%	$120,660	$112,137	$8,523	7.6%
* Traditional gross premiums earned and alternative market ceded premiums earned are reported net of alternative market premiums assumed by our traditional business totaling $0.2 million and $0.4 million for the 2018 three -and six-month periods, respectively, and $0.1 million and $0.2 million for the same respective periods of 2017.

Net premiums earned consist of gross premiums earned less the portion of earned premiums that we cede to our reinsurers for their assumption of a portion of our losses. Because premiums are generally earned pro rata over the entire policy period, fluctuations in premiums earned tend to lag those of premiums written. Our workers’ compensation policies are twelve-month policies and premiums are earned on a pro rata basis over the policy period. Net premiums earned also include premium adjustments related to the audit of our insureds' payrolls. Payroll audits are conducted subsequent to the end of the policy period and any related adjustments are recorded as fully earned in the current period. In addition, we record an estimate for EBUB and evaluate the estimate on a quarterly basis. We did not adjust the EBUB estimate during the three and six months ended June 30, 2018 or 2017. The increase in net premiums earned in our traditional business primarily reflected the pro rata effect of higher net premiums written during the preceding twelve months.

Losses and Loss Adjustment Expenses
The following table summarizes calendar year net loss ratios by separating losses between the current accident year and all prior accident years. Calendar year and current accident year net loss ratios by component were as follows:

	Three Months Ended June 30
	2018			2017			Change
	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results
Calendar year net loss ratio*	64.8%	47.4%	60.1%	65.0%	43.4%	58.9%	(0.2)	4.0	1.2
Less impact of prior accident years on the net loss ratio	(2.2%)	(17.8%)	(6.4%)	(0.9%)	(15.9%)	(5.2%)	(1.3)	(1.9)	(1.2)
Current accident year net loss ratio	67.0%	65.2%	66.5%	65.9%	59.3%	64.1%	1.1	5.9	2.4
Less impact of audit premium on loss ratio	—%	(1.0%)	(0.3%)	—%	(1.3%)	(0.4%)	—	0.3	0.1
Current accident year net loss ratio, excluding the effect of audit premium	67.0%	66.2%	66.8%	65.9%	60.6%	64.5%	1.1	5.6	2.3

	Six Months Ended June 30
	2018			2017			Change
	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results
Calendar year net loss ratio*	65.0%	51.8%	61.4%	65.0%	49.9%	60.8%	—	1.9	0.6
Less impact of prior accident years on the net loss ratio	(1.6%)	(13.8%)	(4.9%)	(1.0%)	(14.4%)	(4.7%)	(0.6)	0.6	(0.2)
Current accident year net loss ratio	66.6%	65.6%	66.3%	66.0%	64.3%	65.5%	0.6	1.3	0.8
Less impact of audit premium on loss ratio	—%	(0.7%)	(0.2%)	—%	(1.0%)	(0.3%)	—	0.3	0.1
Current accident year net loss ratio, excluding the effect of audit premium	66.6%	66.3%	66.5%	66.0%	65.3%	65.8%	0.6	1.0	0.7
* The net loss ratios for the 2018 three- and six-month periods in the above tables are calculated before the impact of $0.2 million and $0.4 million, respectively, and $0.1 million and $0.2 million for the same respective periods of 2017 of premiums earned that is assumed by and ceded from the traditional and alternative markets business.

The current accident year net loss ratio in our traditional business for the 2018 three- and six-month periods was 67.0% and 66.6%, respectively, as compared to 65.9% and 66.0% for the same respective periods of 2017. The increase in the current accident year net loss ratio reflected increased winter storm activity and economic growth trends. We continue to experience favorable trends in claims closing results, which has offset the impact of renewal rate decreases on the current accident year net loss ratio. The current accident year net loss ratio in our alternative market business reflected the aggregate loss ratio for all programs. Loss reserves are estimated for each program on a quarterly basis. Due to the size of some of the programs, quarterly claims activity can cause the current accident year net loss ratio to fluctuate significantly from period to period.
Calendar year incurred losses ceded to our external reinsurers in both our traditional and alternative market business totaled $2.3 million and $15.3 million for the three and six months ended June 30, 2018, respectively, compared to ceded incurred losses of $7.4 million and $12.5 million for the same respective periods of 2017. The increase in ceded incurred losses for the six months ended June 30, 2018 primarily reflected unfavorable development on prior year claims that resulted in losses exceeding the reinsurance retention and two large reinsured claims related to the current accident year.
We recognized net favorable prior year development related to our previously established reserve of $4.0 million and $5.9 million for the three and six months ended June 30, 2018, respectively, and $2.9 million and $5.3 million for the same respective periods of 2017. For the three and six months ended June 30, 2018, we recognized net favorable prior year development for our traditional business of $1.0 million and $1.4 million, respectively as compared to $0.4 million and $0.8 million for the same respective periods of 2017. The net favorable prior year development for the three and six months ended June 30, 2018 reflected overall favorable trends in claim closing patterns, primarily in the 2015 and 2016 accident years. The net favorable prior year development included $0.4 million and $0.8 million related to amortization of the purchase accounting fair value adjustment for our traditional business for both the three and six months ended June 30, 2018 and 2017, respectively. It also included net favorable prior year development in our alternative market business of $3.0 million and $4.5 million for the three and six months ended June 30, 2018, respectively, and $2.5 million and $4.5 million for the same respective periods of 2017, which primarily reflected better than expected claims trends in the 2015, 2016 and 2017 accident years.
Within our alternative market business, audit premium from insureds results in a decrease in the net loss ratio, whereas audit premium returned to insureds results in an increase in the net loss ratio. We recognized audit premium of $0.3 million and $0.4 million in the three and six months ended June 30, 2018, respectively, and $0.3 million and $0.5 million in the same respective periods of 2017, the effect of which is reflected in the previous table.
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
The table below provides a comparison of underwriting, policy acquisition and operating expenses:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2018	2017	Change		2018	2017	Change
Traditional business	$12,657	$12,146	$511	4.2%	$25,171	$24,123	$1,048	4.3%
Alternative market business	5,312	4,947	365	7.4%	10,130	9,661	469	4.9%
Underwriting, policy acquisition and operating expenses	$17,969	$17,093	$876	5.1%	$35,301	$33,784	$1,517	4.5%
The increase in underwriting, policy acquisition and operating expenses in our traditional business for the three and six months ended June 30, 2018 as compared to the same respective periods of 2017 primarily reflected an increase in compensation related costs and policy acquisition costs driven by the effect of higher gross premiums earned in the 2018 three- and six-month periods.

Underwriting Expense Ratio (the Expense Ratio)
The underwriting expense ratio included the impact of the following:

	Three Months Ended June 30
	2018			2017			Change
	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results
Underwriting expense ratio, as reported*	28.0%	31.2%	28.9%	29.7%	30.9%	30.1%	(1.7)	0.3	(1.2)
Less estimated ratio increase (decrease) attributable to:
Amortization of intangible assets	1.9%	—%	1.4%	1.8%	—%	1.3%	0.1	—	0.1
Management fee	1.2%	—%	0.9%	1.1%	—%	0.8%	0.1	—	0.1
Impact of audit premium	(0.5%)	(0.5%)	(0.5%)	(0.4%)	(0.7%)	(0.5%)	(0.1)	0.2	—
Impact of return premium estimate	0.3%	—%	0.2%	0.1%	—%	0.1%	0.2	—	0.1
Underwriting expense ratio, less listed effects	25.1%	31.7%	26.9%	27.1%	31.6%	28.4%	(2.0)	0.1	(1.5)

	Six Months Ended June 30
	2018			2017			Change
	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results
Underwriting expense ratio, as reported*	28.6%	31.0%	29.3%	29.9%	30.7%	30.1%	(1.3)	0.3	(0.8)
Less estimated ratio increase (decrease) attributable to:
Amortization of intangible assets	1.9%	—%	1.4%	1.8%	—%	1.3%	0.1	—	0.1
Management fee	1.4%	—%	1.0%	1.3%	—%	1.0%	0.1	—	—
Impact of audit premium	(0.6%)	(0.3%)	(0.5%)	(0.6%)	(0.5%)	(0.6%)	—	0.2	0.1
Impact of return premium estimate	0.3%	—%	0.3%	(0.2%)	—%	(0.2%)	0.5	—	0.5
Underwriting expense ratio, less listed effects	25.6%	31.3%	27.1%	27.6%	31.2%	28.6%	(2.0)	0.1	(1.5)
* The underwriting expense ratios for the 2018 three- and six-month periods in the above tables are calculated before the impact of $0.2 million and $0.4 million, respectively, and $0.1 million and $0.2 million for the same respective periods of 2017 of premiums earned that is assumed by and ceded from the traditional and alternative markets business.

The decrease in the traditional expense ratio for the three and six months ended June 30, 2018, exclusive of the items noted in the table, primarily reflected the increase in net premiums earned which included the effect of net retrospective return premium adjustments. Retrospective return premium adjustments increased earned premium by $0.1 million and $0.6 million for the three and six months ended June 30, 2018 and decreased earned premium by $0.3 million and $0.6 million for the same respective periods in 2017. There were no other individually significant variances by expense category that contributed to the remaining decrease in the traditional expense ratio. The change in the alternative market business expense ratio for the three and six months ended June 30, 2018 primarily reflected ceding commissions, which vary by program.

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

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2018	2017	Change		2018	2017	Change
Net premiums earned	$17,019	$16,014	$1,005	6.3%	$32,726	$31,431	$1,295	4.1%
Other income	60	29	31	106.9%	90	49	41	83.7%
Less: Net losses and loss adjustment expenses	8,065	6,954	1,111	16.0%	16,955	15,681	1,274	8.1%
Less: Underwriting, policy acquisition and operating expenses	5,312	4,947	365	7.4%	10,130	9,661	469	4.9%
Less: Income tax expense (benefit)	90	—	90	nm	90	—	90	nm
SPC net operating results - profit/(loss)	3,612	4,142	(530)	(12.8%)	5,641	6,138	(497)	(8.1%)
Less: PRA participation - profit/(loss)	861	1,444	(583)	(40.4%)	996	2,266	(1,270)	(56.0%)
SPC dividend expense (income)	$2,751	$2,698	$53	2.0%	$4,645	$3,872	$773	20.0%
For the 2018 three- and six-month periods, the decrease in SPC net operating results, prior to our participation, primarily reflected an increase in the current accident year net loss ratio as compared to the same respective periods of 2017. The decrease in our participation reflected the decreased net operating results as well as the impact of our share of the SPC investment results.

Segment Operating Results - Lloyd's Syndicates
Our Lloyd's Syndicates segment includes operating results from our participation in certain Syndicates in Lloyd's of London. We have a total capital commitment to support our Lloyd's Syndicate operations through 2022 of up to $200 million. For the 2018 underwriting year, we have satisfied our capital commitment with investment securities deposited with Lloyd's (also referred to as FAL) which at June 30, 2018 had a fair value of approximately $124.6 million, as discussed in Note 3 of the Notes to Condensed Consolidated Financial Statements.
We normally report results from our involvement in Lloyd's Syndicates on a quarter delay, except when information is available that is material to the current period. Furthermore, the investment results associated with our FAL investments and certain U.S. paid administrative expenses are reported concurrently as that information is available on an earlier time frame.
Lloyd's Syndicate 1729
We are the majority capital provider to Syndicate 1729, which covers a range of property and casualty insurance and reinsurance lines. For the 2018 underwriting year, we increased our participation in the operating results of Syndicate 1729 from 58% to 62% which, due to the quarter delay, was not reflected in our Lloyd's Syndicates segment results until the second quarter of 2018. The remaining capital for Syndicate 1729 is provided by unrelated third parties, including private names and other corporate members. Syndicate 1729 has a maximum underwriting capacity of £132.0 million for the 2018 underwriting year, of which £82.0 million ($108.3 million based on June 30, 2018 exchange rates) is our allocated underwriting capacity. We are satisfying our capital commitment to support Syndicate 1729 with our FAL securities, as discussed above.
Lloyd's Syndicate 6131
Beginning in the second quarter of 2018, our Lloyd's Syndicates segment includes the operating results of a newly formed SPA, Syndicate 6131, which began writing business effective January 1, 2018. As a SPA, Syndicate 6131 is only allowed to underwrite one quota share reinsurance contract with Syndicate 1729. We are the sole (100%) capital provider to Syndicate 6131 and are satisfying our capital commitment with our FAL securities, as previously discussed. Syndicate 6131 has a maximum underwriting capacity of £8.0 million ($10.6 million based on June 30, 2018 exchange rates) for the 2018 underwriting year and will focus on contingency and specialty property business.
For the three and six months ended June 30, 2018 and 2017, our Lloyd's Syndicates segment results include our participation in Lloyd's of London Syndicates, as discussed above, and 100% of the operating results of our wholly owned subsidiaries that support our Lloyd's Syndicates and were composed as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2018	2017	Change		2018	2017	Change
Gross premiums written	$24,201	$23,311	$890	3.8%	$36,561	$36,023	$538	1.5%
Ceded premiums written	(14,335)	(8,889)	(5,446)	61.3%	(14,853)	(10,241)	(4,612)	45.0%
Net premiums written	$9,866	$14,422	$(4,556)	(31.6%)	$21,708	$25,782	$(4,074)	(15.8%)

Net premiums earned	$17,490	$14,494	$2,996	20.7%	$29,965	$29,056	$909	3.1%
Net investment income	836	410	426	103.9%	1,587	782	805	102.9%
Net realized gains (losses)	(252)	47	(299)	(636.2%)	(306)	74	(380)	(513.5%)
Other income (expense)	(436)	(151)	(285)	(188.7%)	(105)	240	(345)	(143.8%)
Net losses and loss adjustment expenses	(12,505)	(10,768)	(1,737)	16.1%	(20,991)	(20,274)	(717)	3.5%
Underwriting, policy acquisition and operating expenses	(8,060)	(6,851)	(1,209)	17.6%	(15,306)	(13,062)	(2,244)	17.2%
Income tax benefit (expense)	—	548	(548)	(100.0%)	(6)	555	(561)	(101.1%)
Segment operating results	$(2,927)	$(2,271)	$(656)	28.9%	$(5,162)	$(2,629)	$(2,533)	96.3%

Net loss ratio	71.5%	74.3%	(2.8)	pts	70.1%	69.8%	0.3	pts
Underwriting expense ratio	46.1%	47.3%	(1.2)	pts	51.1%	45.0%	6.1	pts

Premiums Written
Changes in our premium volume within our Lloyd's Syndicates segment are driven by four primary factors: (1) the amount of new business and the channels in which the business is written, (2) our retention of existing business, (3) the premium charged for business that is renewed, which is affected by rates charged and by the amount and type of coverage an insured chooses to purchase and (4) the timing of premium written through multi-period policies.
Gross premiums written during the six months ended June 30, 2018 consisted of casualty coverages (40% of total gross premiums written), property insurance coverages (37%), property reinsurance coverages (7%), catastrophe reinsurance coverages (14%) and specialty property coverages (2%). The increase in gross premiums written during the 2018 three- and six-month periods as compared to the same respective periods of 2017 was primarily driven by our increased participation in the operating results of Syndicate 1729 and our participation in the operating results of Syndicate 6131.
As discussed in our Specialty P&C segment operating results, prior to January 1, 2018 Syndicate 1729 served as a reinsurer on a quota share basis for a wholly owned insurance subsidiary in our Specialty P&C segment. For premiums assumed, we include in gross premiums written an estimate of all premiums to be earned over the entire period covered by the reinsurance agreement, generally one year, in the quarter in which the reinsurance agreement becomes effective. Results from this ceding arrangement are reported in the Specialty P&C segment on the same quarter delay in order to be consistent with the Lloyd's Syndicates segment as the effect of doing so is not material. The quota share agreement with our Specialty P&C segment effective January 1, 2017 reflected revised contract terms which reduced premiums assumed by Syndicate 1729 by essentially half. Syndicate 1729 did not renew the quota share agreement with our Specialty P&C segment on January 1, 2018; however, due to the previously mentioned quarter delay the impact began to be reflected in each segment's operating results in second quarter of 2018.
The 2016 and 2015 calendar year quota share arrangements with our Specialty P&C segment were commuted in December 2017 and 2016, respectively. Due to the quarter delay, the effect of the 2016 and 2015 commutation was reported in both segments' results during the first quarters of 2018 and 2017, respectively, and is reflected in the Lloyd's Syndicates segment results for the six months ended June 30, 2018 and 2017, respectively. The commutations did not differ significantly from previously recorded amounts.
Syndicate 1729 utilizes reinsurance to provide capacity to write larger limits of liability on individual risks, to provide protection against catastrophic loss and to provide protection against losses in excess of policy limits. Ceded premiums written increased for the three and six months ended June 30, 2018 primarily due to the increased utilization of reinsurance on new business written directly by Syndicate 1729 to replace the business previously assumed through the quota share agreement with our Specialty P&C segment.
Net Premiums Earned
Net premiums earned consist of gross premiums earned less the portion of earned premiums that we cede to our reinsurers for their assumption of a portion of our losses. Premiums written through open-market channels are generally earned pro rata over the entire policy period, which is predominately twelve months, whereas premiums written through delegated underwriting authority arrangements are earned over twenty-four months. Therefore, net premiums earned is affected by shifts in the mix of policies written between the open-market and delegated underwriting authority arrangements. Additionally, fluctuations in premiums earned tend to lag those of premiums written. Premiums for certain policies and assumed reinsurance contracts are reported subsequent to the coverage period and/or may be subject to adjustment based on loss experience. These premium adjustments are earned when reported, which can result in further fluctuation in earned premium.
The increase in net premiums earned during the 2018 three- and six-month periods primarily reflected the pro rata effect of shifts in the mix of premiums written during the preceding twelve months; a larger proportion of premiums written through the open-market, as compared to previous years, which are predominately earned over twelve months. For the 2018 six-month period, the increase in gross premiums earned was largely offset by an increase in ceded premiums earned which primarily reflected the effect of higher ceded premiums written during the preceding twelve months due to a revision in our reinsurance agreements at the beginning of 2017. Net premiums earned for the three and six months ended June 30, 2018 included premium assumed from our Specialty P&C segment of approximately $1.4 million and $3.3 million, respectively, and approximately $3.1 million and $6.6 million for the same respective periods of 2017.
Net Losses and Loss Adjustment Expenses
Losses for the period were primarily recorded using the loss assumptions by risk category incorporated into the business plan submitted to Lloyd's for Syndicate 1729 with consideration given to loss experience incurred to date. The assumptions used in the business plan were consistent with loss results reflected in Lloyd's historical data for similar risks. Syndicate 6131, which began active operations effective January 1, 2018, follows a process similar to Syndicate 1729 for the establishment of initial reserves. We expect loss ratios to fluctuate from quarter to quarter as Syndicate 1729 writes more business and the book begins to mature. We also expect loss ratios of Syndicate 6131 to fluctuate from quarter to quarter as Syndicate 6131 assumes more business from Syndicate 1729. The loss ratios will also fluctuate due to the timing of earned premium adjustments (see discussion in this section under the heading "Net Premiums Earned"). Premium and exposure for some of Syndicate 1729's insurance policies and reinsurance contracts are initially estimated and subsequently adjusted over an extended period of time as underlying premium reports are received from cedants and insureds. When reports are received, the premium, exposure and corresponding loss estimates are revised accordingly. Changes in loss estimates due to premium or exposure fluctuations are incurred in the accident year in which the premium is earned.
The following table summarizes calendar year net loss ratios by separating losses between the current accident year and all prior accident years. Net loss ratios for the period were as follows:

	Net Loss Ratios
	Three Months Ended June 30				Six Months Ended June 30
	2018	2017	Change		2018	2017	Change
Calendar year net loss ratio	71.5%	74.3%	(2.8)	pts	70.1%	69.8%	0.3	pts
Less impact of prior accident years on the net loss ratio	7.3%	2.9%	4.4	pts	3.2%	(2.3%)	5.5	pts
Current accident year net loss ratio	64.2%	71.4%	(7.2)	pts	66.9%	72.1%	(5.2)	pts
The current accident year net loss ratio decreased by 7.2 and 5.2 percentage points for the three and six months ended June 30, 2018, respectively, as compared to the same periods of 2017 which primarily reflected shifts in the mix of business earned, as previously discussed.
We recognized unfavorable prior year development of $1.3 million and $0.9 million for the three and six months ended June 30, 2018, respectively, as compared to $0.4 million of unfavorable prior year development and $0.7 million of favorable prior year development for the same respective periods of 2017. The unfavorable prior year development for the three and six months ended June 30, 2018 was driven by higher than expected losses and development on certain large claims which resulted in unfavorable development with respect to a previous year of account.
Underwriting, Policy Acquisition and Operating Expenses
Underwriting, policy acquisition and operating expenses increased by $1.2 million and $2.2 million for the three and six months ended June 30, 2018, respectively, as compared to the same periods in 2017 which primarily reflected the anticipated growth in Syndicate 1729 operations and an increase in various operational expenses associated with establishing Syndicate 6131. In addition, the increase in underwriting, policy acquisition and operating expenses in both the three and six months ended June 30, 2018 reflected an increase in DPAC amortization primarily due to an increase in broker commissions.
The change in the underwriting expense ratio for both the three and six months ended June 30, 2018 reflected the previously mentioned increase in DPAC amortization and increase in operating expenses associated with establishing Syndicate 6131. However, the effect of these increases to the expense ratio was more than offset, for the 2018 three-month period, and partially offset, for the 2018 six-month period, by an increase in net premiums earned, as previously discussed.
Investments
Net investment income for the 2018 and 2017 three- and six-month periods was primarily attributable to interest earned on our FAL investments, which primarily includes investment-grade corporate debt securities. In the fourth quarter of 2017, Syndicate 1729 expanded its fixed maturities portfolio to include certain debt securities classified as trading securities. Investment results associated with these fixed maturity trading securities are reported on the same quarter delay.
Taxes
Operating results of this segment are subject to U.K. income tax law.

Segment Operating Results - Corporate
Our Corporate segment includes investment operations, interest expense and U.S. income taxes, all of which are managed at the corporate level with the exception of investment assets solely allocated to Lloyd's Syndicate operations as discussed in Note 13 of the Notes to Condensed Consolidated Financial Statements. Our Corporate segment operating results also reflect non-premium revenues generated outside of our insurance entities and corporate expenses. Segment operating results for our Corporate segment were net earnings of $21.9 million and $28.4 million for the three and six months ended June 30, 2018, respectively, and $10.2 million and $35.8 million for the same respective periods of 2017 and included the following:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2018	2017	Change		2018	2017	Change
Net investment income	$21,548	$22,267	$(719)	(3.2%)	$42,824	$45,081	$(2,257)	(5.0%)
Equity in earnings (loss) of unconsolidated subsidiaries	$5,380	$2,516	$2,864	113.8%	$7,019	$4,324	$2,695	62.3%
Net realized gains (losses)	$3,047	$(2,266)	$5,313	234.5%	$(9,416)	$10,987	$(20,403)	(185.7%)
Operating expense	$5,621	$7,757	$(2,136)	(27.5%)	$10,297	$16,073	$(5,776)	(35.9%)
Segregated portfolio cells dividend expense (income) (1)	$(84)	$994	$(1,078)	(108.5%)	$(201)	$2,223	$(2,424)	(109.0%)
Interest expense	$3,958	$4,145	$(187)	(4.5%)	$7,663	$8,278	$(615)	(7.4%)
Income tax expense (benefit)	$(311)	$216	$(527)	(244.0%)	$(3,739)	$(1,002)	$(2,737)	(273.2%)
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
Net investment income by investment category was as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2018	2017	Change		2018	2017	Change
Fixed maturities	$16,652	$18,427	$(1,775)	(9.6%)	$33,042	$38,152	$(5,110)	(13.4%)
Equities	4,998	4,298	700	16.3%	9,865	7,942	1,923	24.2%
Short-term investments, including Other	1,319	958	361	37.7%	2,540	1,736	804	46.3%
BOLI	455	442	13	2.9%	904	897	7	0.8%
Investment fees and expenses	(1,876)	(1,858)	(18)	1.0%	(3,527)	(3,646)	119	(3.3%)
Net investment income	$21,548	$22,267	$(719)	(3.2%)	$42,824	$45,081	$(2,257)	(5.0%)
Fixed Maturities
The decrease in our investment income from fixed maturity securities for the 2018 three- and six-month periods was due to lower average fixed maturity investment balances. We reduced the size of our fixed maturity portfolio over the last year in order to pay dividends and invest in other asset classes. On an overall basis, our average investment in fixed maturity securities was approximately 17% lower for both the 2018 three- and six-month periods as compared to the same respective periods of 2017.
Average yields for our fixed maturity portfolio were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
Average income yield	3.3%	3.0%	3.2%	3.1%
Average tax equivalent income yield	3.4%	3.4%	3.3%	3.5%

Equities
Income from our equity portfolio increased during the 2018 three- and six-month periods as compared to the same respective periods of 2017 which reflected an increase to our allocation to this asset category as well as a different mix of equities owned.
Other Investments and Short-term Investments
Short-term investments, which have a maturity at purchase of one year or less are carried at fair value, which approximates their cost basis, and are primarily composed of investments in U.S. treasury obligations, commercial paper and money market funds. Income from our other investments and short-term investments increased during the 2018 three- and six-month periods as compared to the same respective periods of 2017 primarily due to higher earnings from our short-term investment holdings due to higher interest rates.
Equity in Earnings (Loss) of Unconsolidated Subsidiaries
Equity in earnings (loss) of unconsolidated subsidiaries was as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2018	2017	Change		2018	2017	Change
All other investments, primarily investment fund LPs/LLCs	$12,497	$8,830	$3,667	41.5%	$20,113	$14,363	$5,750	40.0%
Tax credit partnerships	(7,117)	(6,314)	(803)	12.7%	(13,094)	(10,039)	(3,055)	30.4%
Equity in earnings (loss) of unconsolidated subsidiaries	$5,380	$2,516	$2,864	113.8%	$7,019	$4,324	$2,695	62.3%
We hold interests in certain LPs/LLCs that generate earnings from trading portfolios, secured debt, debt securities, multi-strategy funds and private equity investments. The performance of the LPs/LLCs is affected by the volatility of equity and credit markets. For our investments in LPs/LLCs, we record our allocable portion of the partnership operating income or loss as the results of the LPs/LLCs become available. Our investment results from our portfolio of investments in LPs/LLCs for the 2018 three- and six-month periods were affected primarily by the adoption of an accounting standard during the first quarter of 2018 around the recognition and measurement of financial assets and financial liabilities (see Note 1 of the Notes to Condensed Consolidated Financial Statements for additional detail regarding accounting changes adopted during the period). Under the new accounting standard, LPs/LLCs previously reported using the cost method are now reported at fair value with changes in fair value recognized in equity in earnings (loss) of unconsolidated subsidiaries. Excluding the effect of the adoption of the new accounting standard, our investment results from our portfolio of investments in LPs/LLCs for the 2018 three- and six-month periods was relatively flat as compared to the same respective periods in 2017.
Our tax credit partnership investments are designed to generate returns in the form of tax credits and tax-deductible project operating losses and are comprised of qualified affordable housing project tax credit partnerships and historic tax credit partnerships. We account for our tax credit partnership investments under the equity method and record our allocable portion of the operating losses of the underlying properties based on estimates provided by the partnerships. For our qualified affordable housing project tax credit partnerships, we adjust our estimates of our allocable portion of operating losses periodically as actual operating results of the underlying properties become available. Our historic tax credit partnerships are short-term in nature and remaining operating losses are expected to be recognized primarily in 2018. Based on operating results received, we increased our estimate of partnership operating losses by $2.7 million in the second quarter of 2018 as compared to $2.0 million in the second quarter of 2017. The results from our tax credit partnership investments for the three and six months ended June 30, 2018 reflected an increase in partnership operating losses as compared to the same respective periods of 2017.
The tax benefits received from our tax credit partnerships, which are not reflected in our investment results above, reduced our tax expenses in 2018 and 2017 as follows:

	Three Months Ended June 30		Six Months Ended June 30
(In millions)	2018	2017	2018	2017
Tax credits recognized during the period	$5.3	$5.4	$10.6	$11.8
Tax benefit of tax credit partnership operating losses	$1.5	$2.2	$2.7	$3.5
Tax credits provided by the underlying projects of the historic tax credit partnerships are typically available in the tax year in which the project is put into active service, whereas the tax credits provided by qualified affordable housing project tax credit partnerships are provided over approximately a ten year period. The decrease in tax credits recognized for the three and six months ended June 30, 2018 was primarily attributable to our qualified affordable housing project tax credit partnerships.

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

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2018	2017	2018	2017
GAAP net investment result:
Net investment income	$21,548	$22,267	$42,824	$45,081
Equity in earnings (loss) of unconsolidated subsidiaries	5,380	2,516	7,019	4,324
GAAP net investment result	$26,928	$24,783	$49,843	$49,405

Pro forma tax-equivalent investment result	$34,282	$36,208	$65,030	$74,179

Reconciliation of pro forma and GAAP tax-equivalent investment result:
GAAP net investment result	$26,928	$24,783	$49,843	$49,405
Taxable equivalent adjustments, calculated using the 21% and 35% federal statutory tax rate for 2018 and 2017, respectively:
State and municipal bonds	384	2,363	1,082	4,861
BOLI	121	238	240	483
Dividends received	119	467	458	1,201
Tax credit partnerships	6,730	8,357	13,407	18,229
Pro forma tax-equivalent investment result	$34,282	$36,208	$65,030	$74,179

Net Realized Investment Gains (Losses)
The following table provides detailed information regarding our net realized investment gains (losses).

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2018	2017	2018	2017
OTTI losses, total:
Corporate debt	$(404)	$—	$(404)	$(419)
Portion of OTTI losses recognized in other comprehensive income before taxes:
Corporate debt	—	—	—	248
Net impairment losses recognized in earnings	(404)	—	(404)	(171)
Gross realized gains, available-for-sale fixed maturities	436	732	4,900	2,574
Gross realized (losses), available-for-sale fixed maturities	(1,713)	(1,401)	(3,756)	(1,467)
Net realized gains (losses), equity investments	3,488	794	12,706	7,356
Net realized gains (losses), other investments	402	546	1,090	1,719
Change in unrealized holding gains (losses), equity investments	744	(3,224)	(23,099)	374
Change in unrealized holding gains (losses), convertible securities, carried at fair value as a part of other investments	90	285	(864)	598
Other	4	2	11	4
Net realized investment gains (losses)	$3,047	$(2,266)	$(9,416)	$10,987
We recognized OTTI in earnings of $0.4 million during the 2018 three- and six-month periods related to debt instruments from one issuer in the energy sector. For the 2017 six-month period, we recognized OTTI in earnings of $0.2 million and $0.2 million in non-credit impairments in OCI, both of which related to corporate bonds.

Operating Expenses
Corporate segment operating expenses were comprised as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2018	2017	Change		2018	2017	Change
Operating expenses	$9,605	$11,078	$(1,473)	(13.3%)	$18,240	$23,214	$(4,974)	(21.4%)
Management fee offset	(3,984)	(3,321)	(663)	20.0%	(7,943)	(7,141)	(802)	11.2%
Segment Total	$5,621	$7,757	$(2,136)	(27.5%)	$10,297	$16,073	$(5,776)	(35.9%)
The decrease in operating expenses for the three and six months ended June 30, 2018 was primarily driven by a decrease in share-based compensation expenses and other compensation related costs and, to a lesser extent, a decrease in professional fees as compared to the same respective periods of 2017. The decrease in share-based compensation expense in the 2018 three- and six-month periods was attributable to fewer awards outstanding and an adjustment of the projected award value based upon the decline, in both periods, of one of the performance metrics associated with a particular year's award.
Operating subsidiaries within our Specialty P&C and Workers' Compensation segments are charged a management fee by the Corporate segment for services provided to these subsidiaries. The management fee is based on the extent to which services are provided to the subsidiary and the amount of premium written by the subsidiary. Under the arrangement, the expenses associated with such services are reported as expenses of the Corporate segment, and the management fees charged are reported as an offset to Corporate operating expenses. While the terms of the management arrangement were consistent between 2017 and 2018, fluctuations in the amount of premium written by each subsidiary can result in corresponding variations in the management fee charged to each subsidiary during a particular period. The management fees charged during the three and six months ended June 30, 2018 primarily reflected the increase in premiums written in our Specialty P&C segment due to a loss portfolio transfer entered into during the second quarter of 2018 (see further discussion in our Segment Operating Results - Specialty Property & Casualty section).
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

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2018	2017	Change		2018	2017	Change
SPC dividend expense (income)	$(84)	$994	$(1,078)	(108.5%)	$(201)	$2,223	$(2,424)	(109.0%)
Interest Expense
Interest expense for three and six months ended June 30, 2018 and 2017 was comprised as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2018	2017	Change		2018	2017	Change
Senior Notes due 2023	$3,357	$3,357	$—	—%	$6,714	$6,714	$—	—%
Revolving Credit Agreement (including fees and amortization)	517	778	(261)	(33.5%)	1,124	1,545	(421)	(27.2%)
Mortgage Loans (including amortization)	357	—	357	nm	663	—	663	nm
(Gain)/loss on interest rate cap	(282)	—	(282)	nm	(857)	—	(857)	nm
Other	9	10	(1)	(10.0%)	19	19	—	—%
Interest expense	$3,958	$4,145	$(187)	(4.5%)	$7,663	$8,278	$(615)	(7.4%)
Interest expense decreased during the three and six months ended June 30, 2018 driven by the change in the fair value of our interest rate cap. The interest rate cap was entered into during the fourth quarter of 2017 and is designated as an economic hedge of interest rate risk associated with our variable rate Mortgage Loans. Excluding the impact of the change in the fair value of our interest rate cap, interest expense increased during the three and six months ended June 30, 2018 as compared to the same respective periods of 2017. The increase was attributable to interest expense incurred on our Mortgage Loans during the three and six months ended June 30, 2018, partially offset by lower interest expense on our Revolving Credit Agreement due to a decrease in our weighted average outstanding borrowings, which were $64 million and $83 million for the 2018 three- and six-month periods, respectively, as compared to $187 million and $193 million for the same respective periods of 2017. See further discussion of our outstanding debt in Note 8 and further discussion of our interest rate cap agreement in Note 9 of the Notes to Condensed Consolidated Financial Statements.
Taxes
Tax expense allocated to our Corporate segment includes U.S. tax only, which would include U.S. tax expense incurred from our corporate membership in Lloyd's of London. The U.K. tax expense incurred by the U.K. based subsidiaries of our Lloyd's Syndicates segment is allocated to that segment. Consolidated tax expense reflects tax expense of both segments, as shown in the table below:

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2018	2017	2018	2017
Corporate segment income tax expense (benefit)	$(311)	$216	$(3,739)	$(1,002)
Lloyd's Syndicates segment income tax expense (benefit)	—	(548)	6	(555)
Consolidated income tax expense (benefit)	$(311)	$(332)	$(3,733)	$(1,557)
Factors affecting our consolidated effective tax rate include the following:

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
Statutory rate (1)	21.0%	35.0%	21.0%	35.0%
Tax-exempt income (2)	(1.8%)	(10.5%)	(4.1%)	(7.6%)
Tax credits	(18.9%)	(28.3%)	(29.0%)	(19.9%)
Non-U.S. operating results	2.2%	2.2%	3.0%	0.7%
Excess tax benefit on share-based compensation	—%	(1.5%)	(0.1%)	(4.4%)
Other	(3.6%)	1.4%	(1.0%)	(6.4%)
Effective tax rate	(1.1%)	(1.7%)	(10.2%)	(2.6%)
(1) Effective January 1, 2018, the corporate statutory tax rate changed from 35% to 21% as a result of tax reform enacted by the TCJA.
(2) Includes tax-exempt interest, dividends received deduction and change in cash surrender value of BOLI.
The provision (benefit) for income taxes and the effective tax rate for the 2018 and 2017 three- and six-month periods are determined based upon our current estimate of our annual effective tax rate at the end of each quarterly reporting period (the projected annual effective tax rate) plus the impact of certain discrete items that are not included in the projected annual effective tax rate. Our projected annual effective tax rates for 2018 and 2017 were a benefit of 3.2% and an expense of 5.4% at June 30, 2018 and 2017, respectively, before those certain discrete items were considered. Our projected annual effective tax rates for both the 2018 and 2017 six-month periods were different from the statutory federal income tax rate primarily due to a portion of our investment income being tax-exempt and the utilization of tax credits transferred to us from our tax credit partnership investments. Tax credits utilized were $5.3 million and $10.6 million for the three and six months ended June 30, 2018, respectively, and $5.4 million and $11.8 million for the same respective periods of 2017. The effect of the lower statutory federal income tax rate as a result of the TCJA and our ability to utilize these tax credits in the current tax year as well as the previous tax year through carryback provisions of the tax law resulted in our projected annual effective tax rate of a benefit of 3.2% at June 30, 2018. While projected tax credits for 2018 are less than 2017, they continue to have a significant impact on the effective tax rate for the 2018 three- and six-month periods.
Our effective tax rates for the 2018 and 2017 six-month periods was a benefit of 10.2% and 2.6%, respectively, and differs from the projected annual effective tax rates due to certain discrete items. These discrete items reduced our projected annual effective tax rates by 7.0% and 8.0% for the 2018 and 2017 six-month periods, respectively.
For the 2018 six-month period, the most significant discrete item that decreased our effective tax rate was the treatment of net realized investment losses. Our calculation of our projected annual effective tax rate during interim periods has historically included an estimate of annual net realized investment gains and losses based on year-to-date results. Due to the recent volatility in the securities markets, we believe that projections for changes in net realized investment gains and losses during the year cannot be reliably estimated and could cause a significant distortion in the projected annual effective tax rate. Therefore, beginning in the first quarter of 2018, net realized investment gains and losses are treated as discrete items and reflected in the effective tax rate in the period in which they are included in income. This treatment of net realized investment losses of $9.7 million for the six months ended June 30, 2018 accounted for 6.0% of the 7.0% reduction in the projected annual effective tax rate due to discrete items.
For the 2017 three- and six-month periods, the most significant discrete item related to the treatment of a share-based compensation windfall due to the adoption of new accounting guidance in the first quarter of 2017, which lowered the effective tax rate by 1.5% and 4.4%, respectively.

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
The following tables summarize estimated changes in the fair value of our available-for-sale fixed maturity securities for specific hypothetical changes in interest rates by asset class at June 30, 2018 and December 31, 2017. There are principally two factors that determine interest rates on a given security: market interest rates and credit spreads. As different asset classes can be affected in different ways by movements in those two factors, we have separated our portfolio by asset class in the following tables.

	Interest Rate Shift in Basis Points
	June 30, 2018
($ in millions)	(200)	(100)	Current	100	200
Fair Value:
Fixed maturities, available for sale:
U.S. Treasury obligations	$155	$151	$146	$143	$139
U.S. Government-sponsored enterprise obligations	33	33	32	30	29
State and municipal bonds	355	343	331	320	308
Corporate debt	1,280	1,237	1,196	1,154	1,115
Asset-backed securities	445	434	421	406	391
Total fixed maturities, available for sale	$2,268	$2,198	$2,126	$2,053	$1,982

Duration:
Fixed maturities, available for sale:
U.S. Treasury obligations	2.88	2.81	2.74	2.67	2.61
U.S. Government-sponsored enterprise obligations	1.07	1.69	3.72	4.47	4.72
State and municipal bonds	3.50	3.47	3.48	3.58	3.69
Corporate debt	3.36	3.36	3.44	3.42	3.36
Asset-backed securities	2.16	2.71	3.31	3.65	3.77
Total fixed maturities, available for sale	3.08	3.19	3.38	3.45	3.46

	Interest Rate Shift in Basis Points
	December 31, 2017
($ in millions)	(200)	(100)	Current	100	200
Fair Value:
Fixed maturities, available for sale:
U.S. Treasury obligations	$142	$138	$134	$130	$126
U.S. Government-sponsored enterprise obligations	22	21	21	20	19
State and municipal bonds	683	657	632	609	585
Corporate debt	1,249	1,208	1,167	1,128	1,090
Asset-backed securities	341	335	326	315	302
Total fixed maturities, available for sale	$2,437	$2,359	$2,280	$2,202	$2,122

Duration:
Fixed maturities, available for sale:
U.S. Treasury obligations	3.11	3.02	2.94	2.86	2.79
U.S. Government-sponsored enterprise obligations	1.38	1.34	3.59	4.58	4.87
State and municipal bonds	3.83	3.79	3.78	3.80	3.85
Corporate debt	3.37	3.33	3.38	3.38	3.34
Asset-backed securities	1.72	2.21	3.15	3.89	4.24
Total fixed maturities, available for sale	3.23	3.26	3.43	3.55	3.59
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
At June 30, 2018, our fixed maturities portfolio includes an immaterial amount of fixed maturities classified as trading securities. Because these trading securities are immaterial, there is not a significant amount of exposure to market interest rates or credit spreads.
Our cash and short-term investment portfolio at June 30, 2018 was carried at fair value which approximates their cost basis due their short-term nature. Our cash and short-term investments portfolio lacks significant interest rate sensitivity due to its short duration.
Debt
Our variable interest rate Mortgage Loans are exposed to interest rate risk. However, a 1% change in LIBOR will not materially impact our annualized interest expense. Additionally, we have economically hedged the risk of a change in interest rates in excess of 1% on the Mortgage Loans through the purchase of an interest rate cap derivative instrument, which effectively caps our annual interest rate on the Mortgage Loans at a maximum of 3.675% (see Note 9 of the Notes to Condensed Consolidated Financial Statements for additional information). The fair value of the interest rate cap is not materially impacted by a 1% change in LIBOR, however, the carrying value of the interest rate cap is impacted by future expectations for LIBOR as well as estimations of volatility in the future yield curve.
Our Revolving Credit Agreement is exposed to interest rate risk as it is LIBOR based and a 1% change in LIBOR will impact annual interest expense only to the extent that there is an outstanding balance. For every $100 million drawn on our Revolving Credit Agreement, a 1% change in interest rates will change our annual interest expense by $1 million. Any outstanding balances on the Revolving Credit Agreement can be repaid on each maturity date, which has typically ranged from one to three months. As of June 30, 2018, no borrowings were outstanding under our Revolving Credit Agreement.

Credit Risk
We have exposure to credit risk primarily as a holder of fixed income securities. We control this exposure by emphasizing investment grade credit quality in the fixed income securities we purchase.
As of June 30, 2018, 94% of our fixed maturity securities were rated investment grade as determined by NRSROs, such as Fitch, Moody’s and Standard & Poor’s. We believe that this concentration in investment grade securities reduces our exposure to credit risk on our fixed income investments to an acceptable level. However, investment grade securities, in spite of their rating, can rapidly deteriorate and result in significant losses. Ratings published by the NRSROs are one of the tools used to evaluate the credit worthiness of our securities. The ratings reflect the subjective opinion of the rating agencies as to the credit worthiness of the securities; therefore, we may be subject to additional credit exposure should the rating prove to be unreliable.
We also have exposure to credit risk related to our receivables from reinsurers. Our receivables from reinsurers (with regard to both paid and unpaid losses) approximated $334 million at June 30, 2018 and $343 million at December 31, 2017. We monitor the credit risk associated with our reinsurers using publicly available financial and rating agency data.
Equity Price Risk
At June 30, 2018, the fair value of our equity investments, excluding our equity investments in bond investment funds as discussed in the following paragraph, was $294 million. These equity securities are subject to equity price risk, which is defined as the potential for loss in fair value due to a decline in equity prices. The weighted average beta of this group of securities was 0.92. Beta measures the price sensitivity of an equity security or group of equity securities to a change in the broader equity market, in this case the S&P 500 Index. If the value of the S&P 500 Index increased by 10%, the fair value of these securities would be expected to increase by 9.2% to $321 million. Conversely, a 10% decrease in the S&P 500 Index would imply a decrease of 9.2% in the fair value of these securities to $267 million. The selected hypothetical changes of plus or minus 10% do not reflect what could be considered the best or worst case scenarios and are used for illustrative purposes only.
Our equity investments include equity investments in certain bond investment funds which are not subject to significant equity price risk, and thus we have excluded these investments from the above analysis.

ITEM 4. CONTROLS AND PROCEDURES.
The Chief Executive Officer and Chief Financial Officer of the Company participated in management’s evaluation of our disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of June 30, 2018. ProAssurance’s disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, those controls during the quarter.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
See Note 7 of the Notes to Condensed Consolidated Financial Statements.
ITEM 1A. RISK FACTORS.
There are no changes to the "Risk Factors" in Part 1, Item 1A of the 2017 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)	Not applicable.

(b)	Not applicable.

(c)	Information required by Item 703 of Regulation S-K.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs* (In thousands)
April 1 - 30, 2018	—	N/A	—	$109,643
May 1 - 31, 2018	—	N/A	—	$109,643
June 1 - 30, 2018	—	N/A	—	$109,643
Total	—	$—	—

*
Under its current plan begun in November 2010, the Board has authorized $600 million for the repurchase of common shares or the retirement of outstanding debt. This is ProAssurance’s only plan for the repurchase of common shares, and the plan has no expiration date.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1
Amendment to Facility Agreement effective April 6, 2016, between ProAssurance and the Premiums Trust Fund of Syndicate 1729 filed as an Exhibit to ProAssurance's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.

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
August 7, 2018

/s/ Edward L. Rand, Jr.
Edward L. Rand, Jr.
Chief Operating Officer and Chief Financial Officer
(Duly authorized officer and principal financial officer)