Form 10-Q
period 2018-09-30
PROASSURANCE CORP
filed 2018-11-06
CIK 1127703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2018 or

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
As of October 31, 2018, there were 53,636,174 shares of the registrant’s common stock outstanding.

Glossary of Terms and Acronyms

When the following terms and acronyms appear in the text of this report, they have the meanings indicated below.

Term	Meaning
AOCI	Accumulated other comprehensive income (loss)
ASU	Accounting Standards Update
BEAT	Base erosion anti-abuse tax
Board	Board of Directors of ProAssurance Corporation
BOLI	Business owned life insurance
Council of Lloyd's	The governing body for Lloyd's of London
CODM	Chief Operating Decision Maker
DPAC	Deferred policy acquisition costs
Eastern Re	Eastern Re, LTD, S.P.C.
EBUB	Earned but unbilled premium
FAL	Funds at Lloyd's
FASB	Financial Accounting Standards Board
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FNMA	Federal National Mortgage Association
GAAP	Generally accepted accounting principles in the United States of America
GNMA	Government National Mortgage Association
HCPL	Healthcare professional liability
IBNR	Incurred but not reported
Inova Re	Inova Re, LTD, S.P.C.
IRS	Internal Revenue Service
LIBOR	London Interbank Offered Rate
LLC	Limited liability company
Lloyd's	Lloyd's of London market
LP	Limited partnership
LPT	Loss portfolio transfer
Medical technology liability	Medical technology and life sciences products liability
NAIC	National Association of Insurance Commissioners
NAV	Net asset value
NOL	Net operating loss
NRSRO	Nationally recognized statistical rating organization
NYSE	New York Stock Exchange
OCI	Other comprehensive income (loss)
OTTI	Other-than-temporary impairment
PCAOB	Public Company Accounting Oversight Board
Revolving Credit Agreement	ProAssurance's $250 million revolving credit agreement
ROE	Return on equity
SAP	Statutory accounting principles
SEC	Securities and Exchange Commission
SPA	Special Purpose Arrangement
SPC	Segregated portfolio cell
Specialty P&C	Specialty Property and Casualty
Syndicate 1729	Lloyd's of London Syndicate 1729

Term	Meaning
Syndicate 6131	Lloyd's of London Syndicate 6131, a Special Purpose Arrangement with Lloyd's of London Syndicate 1729
Syndicate Credit Agreement	Unconditional revolving credit agreement with the Premium Trust Fund of Syndicate 1729
TCJA	Tax Cuts and Jobs Act H.R.1 of 2017
U.K.	United Kingdom of Great Britain and Northern Ireland
VIE	Variable interest entity

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

•	changes in the interest and tax rate environment;
•	resolution of uncertain tax matters and changes in tax laws, including the impact of the TCJA;
•	changes in laws or government regulations regarding financial markets or market activity that may affect our business;
•	changes in the ability of the U.S. government to meet its obligations that may affect the U.S. economy and our business;
•	performance of financial markets affecting the fair value of our investments or making it difficult to determine the value of our investments;
•	changes in requirements or accounting policies and practices that may be adopted by our regulatory agencies, the FASB, the SEC, the PCAOB or the NYSE that may affect our business;
•	changes in laws or government regulations affecting the financial services industry, the property and casualty insurance industry or particular insurance lines underwritten by our subsidiaries;
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

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share data)

	September 30, 2018	December 31, 2017
Assets
Investments
Fixed maturities, at fair value; cost or amortized cost, $2,192,705 and $2,257,188, respectively	$2,165,117	$2,280,242
Equity investments, at fair value; cost, $494,157 and $425,942, respectively	523,768	470,609
Short-term investments	204,573	432,126
Business owned life insurance	63,638	62,113
Investment in unconsolidated subsidiaries	390,738	330,591
Other investments, $32,868 and $52,301 at fair value, respectively, otherwise at cost or amortized cost	35,798	110,847
Total Investments	3,383,632	3,686,528
Cash and cash equivalents	87,559	134,495
Premiums receivable	283,687	238,085
Receivable from reinsurers on paid losses and loss adjustment expenses	9,533	7,317
Receivable from reinsurers on unpaid losses and loss adjustment expenses	332,555	335,585
Prepaid reinsurance premiums	51,437	39,916
Deferred policy acquisition costs	56,250	50,261
Deferred tax asset, net	17,962	9,930
Real estate, net	31,307	31,975
Intangible assets, net	78,320	82,952
Goodwill	210,725	210,725
Other assets	110,475	101,428
Total Assets	$4,653,442	$4,929,197
Liabilities and Shareholders' Equity
Liabilities
Policy liabilities and accruals
Reserve for losses and loss adjustment expenses	$2,099,827	$2,048,381
Unearned premiums	444,998	398,884
Reinsurance premiums payable	54,174	37,726
Total Policy Liabilities	2,598,999	2,484,991
Other liabilities	179,534	437,600
Debt less debt issuance costs	288,014	411,811
Total Liabilities	3,066,547	3,334,402
Shareholders' Equity
Common shares, par value $0.01 per share, 100,000,000 shares authorized, 62,987,485 and 62,824,523 shares issued, respectively	630	628
Additional paid-in capital	384,638	383,077
Accumulated other comprehensive income (loss), net of deferred tax expense (benefit) of ($5,224) and $5,218, respectively	(20,107)	14,911
Retained earnings	1,639,743	1,614,186
Treasury shares, at cost, 9,367,545 shares and 9,367,502 shares, respectively	(418,009)	(418,007)
Total Shareholders' Equity	1,586,895	1,594,795
Total Liabilities and Shareholders' Equity	$4,653,442	$4,929,197
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Changes in Capital (Unaudited)
(In thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2017	$628	$383,077	$14,911	$1,614,186	$(418,007)	$1,594,795
Cumulative-effect adjustment- ASU 2016-01 adoption*	—	—	—	8,334	—	8,334
Cumulative-effect adjustment- ASU 2018-02 adoption*	—	—	3,416	(3,416)	—	—
Common shares issued for compensation and effect of shares reissued to stock purchase plan	—	1,350	—	—	(2)	1,348
Share-based compensation	—	4,083	—	—	—	4,083
Net effect of restricted and performance shares issued	2	(3,872)	—	—	—	(3,870)
Dividends to shareholders	—	—	—	(50,868)	—	(50,868)
Other comprehensive income (loss)	—	—	(38,434)	—	—	(38,434)
Net income	—	—	—	71,507	—	71,507
Balance at September 30, 2018	$630	$384,638	$(20,107)	$1,639,743	$(418,009)	$1,586,895

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2016	$627	$376,518	$17,399	$1,824,088	$(419,930)	$1,798,702
Cumulative-effect adjustment- ASU 2016-09 adoption	—	425	—	(276)	—	149
Common shares issued for compensation and effect of shares reissued to stock purchase plan	—	1,873	—	—	2	1,875
Share-based compensation	—	7,110	—	—	—	7,110
Net effect of restricted and performance shares issued	1	(5,331)	—	—	—	(5,330)
Dividends to shareholders	—	—	—	(49,598)	—	(49,598)
Other comprehensive income (loss)	—	—	8,060	—	—	8,060
Net income	—	—	—	89,922	—	89,922
Balance at September 30, 2017	$628	$380,595	$25,459	$1,864,136	$(419,928)	$1,850,890
* See Note 1 for discussion of accounting guidance adopted during the period.
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
Revenues
Net premiums earned	$206,070	$192,303	$616,819	$555,559
Net investment income	23,266	23,729	67,677	69,592
Equity in earnings (loss) of unconsolidated subsidiaries	5,228	4,164	12,247	8,489
Net realized investment gains (losses):
OTTI losses	(86)	—	(490)	(419)
Portion of OTTI losses recognized in other comprehensive income before taxes	—	—	—	248
Net impairment losses recognized in earnings	(86)	—	(490)	(171)
Other net realized investment gains (losses)	12,459	7,749	3,141	18,981
Total net realized investment gains (losses)	12,373	7,749	2,651	18,810
Other income	2,388	510	7,155	4,581
Total revenues	249,325	228,455	706,549	657,031
Expenses
Net losses and loss adjustment expenses	147,605	129,356	439,120	364,058
Underwriting, policy acquisition and operating expenses
Operating expense	35,213	32,606	101,634	102,062
DPAC amortization	26,631	24,505	77,178	70,044
Segregated portfolio cells dividend expense (income)	5,255	2,891	9,787	14,076
Interest expense	3,599	4,124	11,262	12,402
Total expenses	218,303	193,482	638,981	562,642
Income before income taxes	31,022	34,973	67,568	94,389
Provision for income taxes
Current expense (benefit)	(1,637)	13,690	(4,140)	12,111
Deferred expense (benefit)	1,431	(7,666)	201	(7,644)
Total income tax expense (benefit)	(206)	6,024	(3,939)	4,467
Net income	31,228	28,949	71,507	89,922
Other comprehensive income (loss), after tax, net of reclassification adjustments	(3,964)	(605)	(38,434)	8,060
Comprehensive income (loss)	$27,264	$28,344	$33,073	$97,982
Earnings per share
Basic	$0.58	$0.54	$1.33	$1.68
Diluted	$0.58	$0.54	$1.33	$1.68
Weighted average number of common shares outstanding:
Basic	53,620	53,413	53,585	53,377
Diluted	53,773	53,614	53,735	53,586
Cash dividends declared per common share	$0.31	$0.31	$0.93	$0.93
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended September 30
	2018	2017
Operating Activities
Net income	$71,507	$89,922
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net of accretion	16,544	21,024
(Increase) decrease in cash surrender value of BOLI	(1,525)	(1,518)
Net realized investment (gains) losses	(2,651)	(18,810)
Share-based compensation	4,145	7,110
Deferred income tax expense (benefit)	201	(7,644)
Policy acquisition costs, net of amortization (net deferral)	(5,989)	(4,882)
Equity in (earnings) loss of unconsolidated subsidiaries	(12,247)	(8,489)
Distributed earnings from unconsolidated subsidiaries	23,906	20,150
Other	490	(548)
Other changes in assets and liabilities:
Premiums receivable	(45,602)	(39,206)
Reinsurance related assets and liabilities	5,741	(45,401)
Other assets	(1,961)	1,188
Reserve for losses and loss adjustment expenses	51,446	47,270
Unearned premiums	46,114	49,446
Other liabilities	(3,725)	8,569
Net cash provided (used) by operating activities	146,394	118,181
Investing Activities
Purchases of:
Fixed maturities, available for sale	(717,119)	(449,717)
Fixed maturities, trading	(33,086)	—
Equity investments	(169,160)	(127,916)
Other investments	(22,557)	(35,445)
Funding of qualified affordable housing project tax credit partnerships	(74)	(394)
Investment in unconsolidated subsidiaries	(54,496)	(30,530)
Proceeds from sales or maturities of:
Fixed maturities, available for sale	809,095	599,374
Equity investments	138,423	116,833
Other investments	21,853	16,479
Return of invested capital from unconsolidated subsidiaries	48,545	27,214
Net sales or maturities (purchases) of short-term investments	227,513	141,538
Unsettled security transactions, net change	(4,273)	(10,935)
Purchases of capital assets	(7,672)	(8,620)
Purchases of intangible assets	—	(2,984)
Repayments (advances) under Syndicate Credit Agreement	(878)	(3,698)
Other	(1,331)	953
Net cash provided (used) by investing activities	234,783	232,152
Continued on the following page.

	Nine Months Ended September 30
	2018	2017
Continued from the previous page.
Financing Activities
Borrowings (repayments) under Revolving Credit Agreement	(123,000)	(48,000)
Repayments of Mortgage Loans	(1,047)	—
Dividends to shareholders	(299,894)	(298,704)
Capital contribution received from (return of capital to) external segregated portfolio cell owners	(267)	2,989
Other	(3,905)	(4,960)
Net cash provided (used) by financing activities	(428,113)	(348,675)
Increase (decrease) in cash and cash equivalents	(46,936)	1,658
Cash and cash equivalents at beginning of period	134,495	117,347
Cash and cash equivalents at end of period	$87,559	$119,005
Significant Non-Cash Transactions
Dividends declared and not yet paid	$16,622	$16,558
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2018

1. Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of ProAssurance Corporation and its consolidated subsidiaries (ProAssurance, PRA or the Company). The financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring adjustments, have been included. ProAssurance’s results for the nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes contained in ProAssurance’s December 31, 2017 report on Form 10-K. In connection with its preparation of the Condensed Consolidated Financial Statements, ProAssurance evaluated events that occurred subsequent to September 30, 2018 for recognition or disclosure in its financial statements and notes to financial statements.
Beginning in the third quarter of 2018, ProAssurance operates in five reportable segments as follows: Specialty P&C, Workers' Compensation Insurance, Segregated Portfolio Cell Reinsurance, Lloyd's Syndicates and Corporate. For more information on the Company's segment reporting, including the nature of products and services provided and financial information by segment, refer to Note 13.
Reclassifications
As a result of the third quarter 2018 segment reorganization, prior period segment information in Note 13 has been recast to conform to the Company's current segment reporting (see Note 13 for further information).
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

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2018

Other Liabilities
Other liabilities consisted of the following:

(In thousands)	September 30, 2018	December 31, 2017
SPC dividends payable	$54,591	$46,925
Unpaid dividends	16,622	267,292
All other	108,321	123,383
Total other liabilities	$179,534	$437,600
SPC dividends payable are the cumulative undistributed earnings contractually payable to the external cell owners of the SPCs operated by Eastern Re and Inova Re, ProAssurance's Cayman Islands reinsurance subsidiaries.
Unpaid dividends represent common stock dividends declared by ProAssurance's Board that had not yet been paid as of September 30, 2018. Unpaid dividends at December 31, 2017 reflected a special dividend declared in the fourth quarter of 2017 that was paid in January 2018.
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
Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15)
Effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, the FASB issued guidance related to the classification of certain cash receipts and cash payments presented in the statement of cash flows with the objective of reducing diversity in practice. ProAssurance adopted the guidance as of January 1, 2018 and elected to use the cumulative earnings approach for presenting distributions from equity method investees. Adoption of the guidance had no material effect on ProAssurance’s results of operations or financial position; however, ProAssurance reclassified approximately $20.2 million in distributions from unconsolidated subsidiaries from investing activities to operating activities in the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2017.
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
Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01)
Effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, the FASB issued guidance that requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. The new guidance also specifies that an entity use the exit price notion when measuring the fair value of financial instruments for disclosure purposes and present financial assets and liabilities by measurement category and form of financial asset. Other

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2018

provisions of the new guidance include: revised disclosure requirements related to the presentation in comprehensive income of changes in the fair value of liabilities; elimination, for public companies, of disclosure requirements relative to the methods and significant assumptions underlying fair values disclosed for financial instruments measured at amortized cost; and simplified impairment assessments for equity investments without readily determinable fair values. ProAssurance adopted the guidance as of January 1, 2018 using a modified retrospective application and recorded a cumulative-effect after-tax adjustment of approximately $8.3 million to beginning retained earnings in the Condensed Consolidated Statement of Changes in Capital for the nine months ended September 30, 2018. LPs/LLCs previously reported using the cost method are now reported at fair value with increases in fair value of approximately $5.2 million and $11.1 million recognized as a component of equity in earnings (loss) of unconsolidated subsidiaries on the Condensed Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2018, respectively.
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
Reclassification of Certain Tax Effects from AOCI (ASU 2018-02)
Effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with early adoption permitted, the FASB issued guidance which permits a reclassification from AOCI to retained earnings for stranded tax effects resulting from the newly enacted federal corporate tax rate from the TCJA. The amount of the reclassification from AOCI to retained earnings will be the difference between the historical corporate tax rate and the newly enacted 21% corporate tax rate on deferred tax items originally established through OCI and not net income. The guidance allows entities to adopt in any interim or annual period for which financial statements have not yet been issued and apply the guidance either (1) in the period of adoption or (2) retrospectively to each period in which the effect of the change in the tax rate is recognized. ProAssurance adopted this guidance as of January 1, 2018 and elected to apply this guidance in the period of adoption using the specific identification method. Using a modified retrospective application, ProAssurance recorded a cumulative-effect adjustment which increased beginning AOCI by approximately $3.4 million and decreased beginning retained earnings by the same amount in the Condensed Consolidated Statement of Changes in Capital for the nine months ended September 30, 2018. Adoption of this guidance had no material effect on ProAssurance's financial position, results of operations or cash flows.
Technical Corrections and Improvements to Financial Instruments - Overall (ASU 2018-03)
Effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years beginning after June 15, 2018, the FASB amended the new standard on recognizing and measuring financial assets and financial liabilities to clarify certain aspects of the guidance. Under the amended guidance, an entity that uses the measurement alternative for equity investments without readily determinable fair values can change its measurement approach to a fair value method through an irrevocable election that would apply to that security and all identical or similar investments of the same issuer. Also, entities are required to use the prospective transition approach only for equity investments they elect to measure using the new measurement alternative. Additionally, the guidance clarifies how to apply the measurement alternative and presentation requirements for financial liabilities measured under the fair value option. ProAssurance adopted the guidance as of July 1, 2018 and adoption had no material effect on ProAssurance's financial position, results of operations or cash flows as ProAssurance does not have any equity investments without readily determinable fair values or financial liabilities measured under the fair value option.
Accounting Changes Not Yet Adopted
Leases (ASU 2016-02)
Effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, the FASB issued guidance that requires a lessee to recognize for all leases (with the exception of short-term leases) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis, and a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. ProAssurance plans to adopt the guidance beginning January 1, 2019 using a modified retrospective application and plans to elect the transition option provided that allows companies to continue to apply legacy GAAP in comparative periods. As of September 30, 2018, ProAssurance is currently in the process of evaluating all of its leases. As the majority of ProAssurance's leases are real estate operating leases and are not considered to be material, adoption of the guidance is not expected to have a

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2018

material effect on ProAssurance’s results of operations, financial position or cash flows. In addition, ProAssurance's Revolving Credit Agreement contains a financial covenant regarding permitted leverage ratios based upon Consolidated Funded Indebtedness to Consolidated Total Capitalization; however, ProAssurance does not anticipate that the adoption of this guidance would have a material impact on the covenant. ProAssurance’s Mortgage Loans also contain a financial covenant regarding permitted leverage ratios, principally based upon SAP Consolidated Net Worth; however, as the NAIC is not anticipated to adopt the principles in the FASB guidance around capitalizing operating leases, adoption of the guidance would have no impact on the covenant.
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
Derivatives and Hedging (ASU 2017-12)
Effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, the FASB issued guidance to improve financial reporting of hedging relationships to better portray the entity's risk management activities in the consolidated financial statements. The new guidance eliminates the requirement to separately measure and report hedge ineffectiveness and requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. ProAssurance plans to adopt the guidance beginning January 1, 2019. ProAssurance's derivative instrument at September 30, 2018 is not designated as a hedging instrument; therefore, adoption is not expected to have a material effect on ProAssurance's results of operations, financial position or cash flows.
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

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2018

Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13)
Effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, the FASB issued guidance that eliminates, modifies and adds certain disclosure requirements related to fair value measurements. The new guidance eliminates the requirements to disclose the transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for the timing of transfers between levels of the fair value hierarchy and the valuation process for Level 3 fair value measurements while it modifies existing disclosure requirements related to measurement uncertainty and the requirement to disclose the timing of liquidation of an investee's assets for investments in certain entities that calculate NAV. The new guidance also adds requirements to disclose changes in unrealized gains and losses included in OCI for recurring Level 3 fair value measurements as well as the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. An entity is permitted to early adopt any eliminated or modified disclosure requirements and delay adoption of the additional disclosure requirements until the guidance is effective. As of September 30, 2018, ProAssurance has elected to early adopt the provisions that eliminate and modify certain disclosure requirements within Note 2 on a retrospective basis and adoption of these certain provisions had no material effect on ProAssurance’s results of operations, financial position or cash flows as it affected disclosures only. ProAssurance plans to adopt the additional disclosure requirements beginning January 1, 2020 and adoption is not expected to have a material effect on ProAssurance’s results of operations, financial position or cash flows.
Intangibles - Goodwill and Other-Internal-Use Software (ASU 2018-15)
Effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, the FASB amended the new standard regarding accounting for implementation costs in cloud computing arrangements. The amended guidance substantially aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ProAssurance plans to adopt the guidance beginning January 1, 2020. Adoption is not expected to have a material effect on ProAssurance’s results of operations, financial position or cash flows.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2018

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

Fair values of assets measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017 are shown in the following tables. Where applicable, the tables also indicate the fair value hierarchy of the valuation techniques utilized to determine those fair values. For some assets, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. When this is the case, the asset is categorized based on the level of the most significant input to the fair value measurement. Assessments of the significance of a particular input to the fair value measurement require judgment and consideration of factors specific to the assets being valued.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2018

	September 30, 2018
	Fair Value Measurements Using			Total
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Fixed maturities, available for sale
U.S. Treasury obligations	$—	$125,072	$—	$125,072
U.S. Government-sponsored enterprise obligations	—	35,882	—	35,882
State and municipal bonds	—	310,188	—	310,188
Corporate debt, multiple observable inputs	2,367	1,229,540	—	1,231,907
Corporate debt, limited observable inputs	—	—	9,405	9,405
Residential mortgage-backed securities	—	187,460	—	187,460
Agency commercial mortgage-backed securities	—	13,544	—	13,544
Other commercial mortgage-backed securities	—	31,411	—	31,411
Other asset-backed securities	—	180,307	7,159	187,466
Fixed maturities, trading
Corporate debt	—	32,782	—	32,782
Equity investments
Financial	77,159	—	—	77,159
Utilities/Energy	59,460	—	—	59,460
Consumer oriented	58,478	—	—	58,478
Industrial	50,776	—	—	50,776
Bond funds	211,513	—	—	211,513
All other	45,966	—	—	45,966
Short-term investments	171,061	33,512	—	204,573
Other investments	—	32,862	6	32,868
Other assets	—	2,852	—	2,852
Total assets categorized within the fair value hierarchy	$676,780	$2,215,412	$16,570	2,908,762
Assets carried at NAV, which approximates fair value and which are not categorized within the fair value hierarchy, reported as a part of:
Equity investments				20,416
Investment in unconsolidated subsidiaries				287,575
Total assets at fair value				$3,216,753

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2018

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
The fair values for securities included in the Level 2 category, with the few exceptions described below, were developed by one of several third party, nationally recognized pricing services, including services that price only certain types of securities. Each service uses complex methodologies to determine values for securities and subject the values they develop to quality control reviews. Management selected a primary source for each type of security in the portfolio and reviewed the values provided for reasonableness by comparing data to alternate pricing services and to available market and trade data. Values that appeared inconsistent were further reviewed for appropriateness. Any value that did not appear reasonable was discussed with the service that provided the value and adjusted, if necessary. There were no material changes to the values supplied by the pricing services during the three and nine months ended September 30, 2018 and 2017.
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
September 30, 2018

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
Other assets consisted of an interest rate cap derivative instrument, which is discussed in Note 9, valued using a model which considers the volatilities from other instruments with similar maturities, strike prices, durations and forward yield curves.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2018

Level 3 Valuations
Below is a summary description of the valuation methodologies used as well as quantitative information regarding securities in the Level 3 category, by security type:
Level 3 Valuation Methodologies
Corporate debt, limited observable inputs consisted of corporate bonds valued using dealer quotes for similar securities or discounted cash flow models using yields currently available for similar securities. Similar securities are defined as securities of comparable credit quality that have like terms and payment features. Assessments of credit quality were based on NRSRO ratings, if available, or were subjectively determined by management if not available. At September 30, 2018, 79% of the securities were rated and the average rating was BBB+. At December 31, 2017, 84% of the securities were rated and the average rating was BBB+.
Residential mortgage-backed and other asset-backed securities consisted of securitizations of receivables valued using dealer quotes for similar securities or discounted cash flow models using yields currently available for similar securities. Similar securities are defined as securities of comparable credit quality that have like terms and payment features. Assessments of credit quality were based on NRSRO ratings, if available, or were subjectively determined by management if not available. At September 30, 2018, 60% of the securities were rated and the average rating was AAA. At December 31, 2017, 21% of the securities were rated and the average rating was AAA.
Other investments consisted of convertible securities for which limited observable inputs were available at September 30, 2018 and December 31, 2017. The securities were valued internally based on expected cash flows, including the expected final recovery, discounted at a yield that considered the lack of liquidity and the financial status of the issuer.
Quantitative Information Regarding Level 3 Valuations

	Fair Value at
($ in thousands)	September 30, 2018	December 31, 2017	Valuation Technique	Unobservable Input	Range (Weighted Average)
Assets:
Corporate debt, limited observable inputs	$9,405	$13,703	Market Comparable Securities	Comparability Adjustment	0% - 5% (2.5%)
			Discounted Cash Flows	Comparability Adjustment	0% - 5% (2.5%)
Residential mortgage-backed and other asset-backed securities	$7,159	$4,986	Market Comparable Securities	Comparability Adjustment	0% - 5% (2.5%)
			Discounted Cash Flows	Comparability Adjustment	0% - 5% (2.5%)
Other investments	$6	$409	Discounted Cash Flows	Comparability Adjustment	0% - 10% (5%)
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
September 30, 2018

Fair Value Measurements - Level 3 Assets
The following tables (the Level 3 Tables) present summary information regarding changes in the fair value of assets measured at fair value using Level 3 inputs.

	September 30, 2018
	Level 3 Fair Value Measurements – Assets
(In thousands)	Corporate Debt	Asset-backed Securities	Other investments	Total
Balance June 30, 2018	$8,380	$9,420	$5	$17,805
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Net investment income	(37)	1	—	(36)
Net realized investment gains (losses)	—	—	1	1
Included in other comprehensive income	(12)	15	—	3
Purchases	2,000	—	—	2,000
Sales	(926)	—	—	(926)
Transfers in	—	—	—	—
Transfers out	—	(2,277)	—	(2,277)
Balance September 30, 2018	$9,405	$7,159	$6	$16,570
Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets held at period-end	$—	$—	$—	$—

	September 30, 2018
	Level 3 Fair Value Measurements – Assets
(In thousands)	Corporate Debt	Asset-backed Securities	Other investments	Total
Balance December 31, 2017	$13,703	$4,986	$409	$19,098
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Net investment income	(111)	2	—	(109)
Net realized investment gains (losses)	(8)	—	(37)	(45)
Included in other comprehensive income	(140)	(126)	—	(266)
Purchases	8,005	16,678	—	24,683
Sales	(5,475)	(185)	(366)	(6,026)
Transfers in	2,627	—	—	2,627
Transfers out	(9,196)	(14,196)	—	(23,392)
Balance September 30, 2018	$9,405	$7,159	$6	$16,570
Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets held at period-end	$—	$—	$—	$—

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2018

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
September 30, 2018

Transfers
Transfers shown in the preceding Level 3 tables were as of the end of the quarter in which the transfer occurred. All transfers were to or from Level 2.
All transfers during the three and nine months ended September 30, 2018 and 2017 related to securities held for which the level of market activity for identical or nearly identical securities varies from period to period. The securities were valued using multiple observable inputs when those inputs were available; otherwise the securities were valued using limited observable inputs.
Fair Values Not Categorized
At September 30, 2018 and December 31, 2017, certain LPs/LLCs and investment funds measure fund assets at fair value on a recurring basis and provide a NAV for ProAssurance's interest. The carrying value of these interests is based on the NAV provided and was considered to approximate the fair value of the interests. For investment in unconsolidated subsidiaries, ProAssurance recognizes any changes in the NAV of its interests in equity in earnings (loss) of unconsolidated subsidiaries during the period of change. In accordance with GAAP, the fair value of these investments was not classified within the fair value hierarchy. The amount of ProAssurance's unfunded commitments related to these investments as of September 30, 2018 and fair values of these investments as of September 30, 2018 and December 31, 2017 was as follows:

	Unfunded Commitments	Fair Value
(In thousands)	September 30, 2018	September 30, 2018	December 31, 2017
Equity investments:
Mortgage fund (1)*	None	$20,416	$—
Investment in unconsolidated subsidiaries:
Private debt funds (2)	$19,918	23,736	42,206
Long equity fund (3)	None	6,899	7,847
Long/short equity funds (4)	None	27,927	31,352
Non-public equity funds (5)	$73,795	113,669	100,062
Multi-strategy fund of funds (6)	None	9,447	9,100
Credit funds (7)	$8,916	29,485	6,561
Long/short commodities fund (8)	None	13,686	13,025
Strategy focused funds (9)	$29,693	62,726	606
		287,575	210,759
Other investments:
Mortgage fund (1)*	See above	—	20,130

Total investments carried at NAV		$307,991	$230,889
* In the first quarter of 2018, ProAssurance began presenting this investment previously reported as a part of other investments as a part of equity investments on the Condensed Consolidated Balance Sheet. Prior year amounts have not been reclassified.

Below is additional information regarding each of the investments listed in the table above as of September 30, 2018.

(1)
This investment fund is focused on the structured mortgage market. The fund will primarily invest in U.S. Agency mortgage-backed securities. Redemptions are allowed at the end of any calendar quarter with a prior notice requirement of 65 days and are paid within 45 days at the end of the redemption dealing day.

(2)
The investment is comprised of interests in three unrelated LP funds that are structured to provide interest distributions primarily through diversified portfolios of private debt instruments. One LP allows redemption by special consent; the other two do not permit redemption. Income and capital are to be periodically distributed at the discretion of the LPs over an anticipated time frame that spans from three to eight years.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2018

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

(7)
The investment is comprised of three unrelated LP funds. Two funds seek to obtain superior risk-adjusted absolute returns through a diversified portfolio of debt securities, including bonds, loans and other asset-backed instruments. The remaining fund seeks event driven opportunities across the corporate credit spectrum. Two funds are allowed redemptions at any quarter-end with a prior notice requirement of 90 days; one fund permits redemption at any quarter-end with a prior notice requirement of 180 days.

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
Nonrecurring Fair Value Measurement
At September 30, 2018, ProAssurance did not have any assets or liabilities that were measured at fair value on a nonrecurring basis. At December 31, 2017, ProAssurance held an equity method early stage business investment measured at fair value on a nonrecurring basis due to a recognized OTTI of $8.5 million. The investment was valued using significant unobservable inputs (Level 3) and had a fair value of $1.2 million at December 31, 2017. The fair value of the investment was measured as ProAssurance's ownership percentage in the projected earnings and cash flows expected to be generated by the investment.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2018

Financial Instruments - Methodologies Other Than Fair Value
The following table provides the estimated fair value of our financial instruments that, in accordance with GAAP for the type of investment, are measured using a methodology other than fair value. All fair values provided primarily fall within the Level 3 fair value category.

	September 30, 2018		December 31, 2017
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
BOLI	$63,638	$63,638	$62,113	$62,113
Other investments	$2,930	$2,930	$58,546	$69,095
Other assets	$38,405	$38,219	$34,020	$33,742
Financial liabilities:
Senior notes due 2023*	$250,000	$260,630	$250,000	$273,153
Revolving Credit Agreement*	$—	$—	$123,000	$123,000
Mortgage loans*	$39,413	$39,413	$40,460	$40,460
Other liabilities	$23,186	$23,186	$21,154	$21,154
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
Other assets and other liabilities primarily consisted of related investment assets and liabilities associated with funded deferred compensation agreements. The fair value of the funded deferred compensation assets was based upon quoted market prices, which is categorized as a Level 1 valuation, and had a fair value of $23.2 million and $20.2 million at September 30, 2018 and December 31, 2017, respectively. The deferred compensation liabilities are adjusted to match the fair value of the deferred compensation assets. Other assets also included a secured note receivable and unsecured note receivable under two separate line of credit agreements. Fair value of these notes receivable was based on the present value of expected cash flows from the notes receivable, discounted at market rates on the valuation date for receivables with similar credit standings and similar payment structures.
The fair value of the debt was estimated based on the present value of expected future cash outflows, discounted at rates available on the valuation date for similar debt issued by entities with a similar credit standing to ProAssurance.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2018

3. Investments
Available-for-sale fixed maturities at September 30, 2018 and December 31, 2017 included the following:

	September 30, 2018
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities, available for sale
U.S. Treasury obligations	$127,596	$164	$2,688	$125,072
U.S. Government-sponsored enterprise obligations	36,768	12	898	35,882
State and municipal bonds	308,712	3,900	2,424	310,188
Corporate debt	1,258,709	3,752	21,149	1,241,312
Residential mortgage-backed securities	192,859	793	6,192	187,460
Agency commercial mortgage-backed securities	13,893	—	349	13,544
Other commercial mortgage-backed securities	31,882	35	506	31,411
Other asset-backed securities	189,300	23	1,857	187,466
	$2,159,719	$8,679	$36,063	$2,132,335

	December 31, 2017
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities, available for sale
U.S. Treasury obligations	$134,323	$485	$1,181	$133,627
U.S. Government-sponsored enterprise obligations	21,089	73	206	20,956
State and municipal bonds	618,414	14,248	419	632,243
Corporate debt	1,157,660	15,205	5,707	1,167,158
Residential mortgage-backed securities	196,741	2,438	1,335	197,844
Agency commercial mortgage-backed securities	10,827	23	108	10,742
Other commercial mortgage-backed securities	16,004	91	134	15,961
Other asset-backed securities	102,130	47	466	101,711
	$2,257,188	$32,610	$9,556	$2,280,242

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2018

The recorded cost basis and estimated fair value of available-for-sale fixed maturities at September 30, 2018, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total Fair Value
Fixed maturities, available for sale
U.S. Treasury obligations	$127,596	$27,456	$76,463	$18,501	$2,652	$125,072
U.S. Government-sponsored enterprise obligations	36,768	3,276	12,973	19,502	131	35,882
State and municipal bonds	308,712	26,232	108,583	144,847	30,526	310,188
Corporate debt	1,258,709	144,784	714,013	352,691	29,824	1,241,312
Residential mortgage-backed securities	192,859					187,460
Agency commercial mortgage-backed securities	13,893					13,544
Other commercial mortgage-backed securities	31,882					31,411
Other asset-backed securities	189,300					187,466
	$2,159,719					$2,132,335
Excluding obligations of the U.S. Government, U.S. Government-sponsored enterprises and a U.S. Government obligations money market fund, no investment in any entity or its affiliates exceeded 10% of shareholders’ equity at September 30, 2018.
Cash and securities with a carrying value of $46.1 million at September 30, 2018 were on deposit with various state insurance departments to meet regulatory requirements.
As a member of Lloyd's and a capital provider to Syndicate 1729 and Syndicate 6131, which began active operations on January 1, 2018, ProAssurance is required to maintain capital at Lloyd's, referred to as FAL. ProAssurance's FAL investments at September 30, 2018 included available-for-sale fixed maturities with a fair value of $124.7 million and short-term investments with a fair value of approximately $0.7 million on deposit with Lloyd's in order to satisfy these FAL requirements.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2018

Investments Held in a Loss Position
The following tables provide summarized information with respect to investments held in an unrealized loss position at September 30, 2018 and December 31, 2017, including the length of time the investment had been held in a continuous unrealized loss position.

	September 30, 2018
	Total		Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Loss	Value	Loss	Value	Loss
Fixed maturities, available for sale
U.S. Treasury obligations	$118,159	$2,688	$62,352	$1,020	$55,807	$1,668
U.S. Government-sponsored enterprise obligations	34,713	898	22,082	364	12,631	534
State and municipal bonds	134,549	2,424	125,853	2,135	8,696	289
Corporate debt	967,853	21,149	746,194	13,342	221,659	7,807
Residential mortgage-backed securities	167,145	6,192	92,516	2,348	74,629	3,844
Agency commercial mortgage-backed securities	13,544	349	9,416	105	4,128	244
Other commercial mortgage-backed securities	29,076	506	24,184	322	4,892	184
Other asset-backed securities	167,353	1,857	131,437	1,308	35,916	549
	$1,632,392	$36,063	$1,214,034	$20,944	$418,358	$15,119

	December 31, 2017
	Total		Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Loss	Value	Loss	Value	Loss
Fixed maturities, available for sale
U.S. Treasury obligations	$110,788	$1,181	$67,135	$554	$43,653	$627
U.S. Government-sponsored enterprise obligations	17,032	206	10,182	64	6,850	142
State and municipal bonds	23,122	419	15,168	102	7,954	317
Corporate debt	487,578	5,707	365,541	2,730	122,037	2,977
Residential mortgage-backed securities	109,659	1,335	64,121	402	45,538	933
Agency commercial mortgage-backed securities	4,423	108	2,458	34	1,965	74
Other commercial mortgage-backed securities	12,878	134	7,939	82	4,939	52
Other asset-backed securities	85,358	466	70,924	346	14,434	120
	$850,838	$9,556	$603,468	$4,314	$247,370	$5,242
As of September 30, 2018, excluding U.S. Government or U.S. Government-sponsored enterprise obligations, there were 1,090 debt securities (52.2% of all available-for-sale fixed maturity securities held) in an unrealized loss position representing 571 issuers. The greatest and second greatest unrealized loss positions among those securities were approximately $0.5 million and $0.4 million, respectively. The securities were evaluated for OTTI as of September 30, 2018.
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
September 30, 2018

Each quarter, ProAssurance performs a detailed analysis for the purpose of assessing whether any of the securities it holds in an unrealized loss position has suffered an OTTI. A detailed discussion of the factors considered in the assessment is included in Note 1 of the Notes to Consolidated Financial Statements included in ProAssurance's December 31, 2017 Form 10-K.
Fixed maturity securities held in an unrealized loss position at September 30, 2018, excluding asset-backed securities, have paid all scheduled contractual payments and are expected to continue doing so. Expected future cash flows of asset-backed securities, excluding those issued by GNMA, FNMA and FHLMC, held in an unrealized loss position were estimated as part of the September 30, 2018 OTTI evaluation using the most recently available six-month historical performance data for the collateral (loans) underlying the security or, if historical data was not available, sector based assumptions, and equaled or exceeded the current amortized cost basis of the security.
Other information regarding sales and purchases of fixed maturity available-for-sale securities is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(In millions)	2018	2017	2018	2017
Proceeds from sales (exclusive of maturities and paydowns)	$61.3	$74.1	$556.3	$309.6
Purchases	$164.6	$90.6	$717.1	$449.7
Equity Investments
ProAssurance's equity investments are carried at fair value with changes in fair value recognized in income as a component of net realized investment gains (losses) during the period of change. Equity investments on the Condensed Consolidated Balance Sheet as of September 30, 2018 primarily included stocks, bonds and investment funds.
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
Net Investment Income
Net investment income by investment category was as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2018	2017	2018	2017
Fixed maturities	$17,228	$18,924	$51,814	$57,885
Equities	5,687	4,495	15,553	12,437
Short-term investments, including Other	1,330	1,147	3,968	2,926
BOLI	621	620	1,525	1,517
Investment fees and expenses	(1,600)	(1,457)	(5,183)	(5,173)
Net investment income	$23,266	$23,729	$67,677	$69,592

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2018

Investment in Unconsolidated Subsidiaries
ProAssurance's investment in unconsolidated subsidiaries were as follows:

	September 30, 2018	Carrying Value
(In thousands)	Percentage Ownership	September 30, 2018	December 31, 2017
Qualified affordable housing project tax credit partnerships	See below	$70,217	$84,607
Other tax credit partnerships	See below	4,414	6,118
All other investments, primarily investment fund LPs/LLCs	See below	316,107	239,866
		$390,738	$330,591
Qualified affordable housing project tax credit partnership interests held by ProAssurance generate investment returns by providing tax benefits to fund investors in the form of tax credits and project operating losses. The carrying value of these investments reflects ProAssurance's total commitments (both funded and unfunded) to the partnerships, less any amortization. ProAssurance's ownership percentage relative to two of the tax credit partnership interests is almost 100%; these interests had a carrying value of $26.7 million at September 30, 2018 and $32.5 million at December 31, 2017. ProAssurance's ownership percentage relative to the remaining tax credit partnership interests is less than 20%; these interests had a carrying value of $43.5 million at September 30, 2018 and $52.1 million at December 31, 2017. Since ProAssurance has the ability to exert influence over the partnerships but does not control them, all are accounted for using the equity method. See further discussion of the entities in which ProAssurance holds passive interests in Note 11.
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
ProAssurance holds interests in investment fund LPs/LLCs and other equity method investments and LPs/LLCs which are not considered to be investment funds. ProAssurance's ownership percentage relative to one of the LPs/LLCs is greater than 25%, which is expected to be reduced as the funds mature and other investors participate in the funds; these investments had a carrying value of $24.1 million at September 30, 2018 and $30.8 million at December 31, 2017. ProAssurance's ownership percentage relative to the remaining investments and LPs/LLCs is less than 25%; these interests had a carrying value of $292.0 million at September 30, 2018 and $209.1 million at December 31, 2017. ProAssurance does not have the ability to exert control over any of these funds.
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

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2018	2017	2018	2017
Qualified affordable housing project tax credit partnerships
Losses recorded	$4,661	$3,442	$14,373	$10,713
Tax credits recognized	$4,618	$4,608	$13,855	$13,833

Historic tax credit partnerships
Losses recorded	$1,394	$621	$4,776	$3,388
Tax credits recognized	$570	$1,352	$1,925	$3,976

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2018

Net Realized Investment Gains (Losses)
Realized investment gains and losses are recognized on the first-in, first-out basis. The following table provides detailed information regarding net realized investment gains (losses):

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2018	2017	2018	2017
Total OTTI losses:
Corporate debt	$(86)	$—	$(490)	$(419)
Portion of OTTI losses recognized in other comprehensive income before taxes:
Corporate debt	—	—	—	248
Net impairment losses recognized in earnings	(86)	—	(490)	(171)
Gross realized gains, available-for-sale fixed maturities	690	1,724	5,592	4,323
Gross realized (losses), available-for-sale fixed maturities	(1,400)	(262)	(5,172)	(1,730)
Net realized gains (losses), short-term investments	—	(1)	—	(1)
Net realized gains (losses), trading fixed maturities	(28)	—	(100)	—
Net realized gains (losses), equity investments	4,689	3,603	17,395	10,958
Net realized gains (losses), other investments	561	478	1,652	2,197
Change in unrealized holding gains (losses), trading fixed maturities	(42)	—	(261)	—
Change in unrealized holding gains (losses), equity investments	7,996	2,182	(15,104)	2,606
Change in unrealized holding gains (losses), convertible securities, carried at fair value	(260)	23	(1,126)	621
Other	253	2	265	7
Net realized investment gains (losses)	$12,373	$7,749	$2,651	$18,810
ProAssurance recognized OTTI in earnings of $0.1 million and $0.5 million during the three and nine months ended September 30, 2018, respectively, related to debt instruments from two issuers in the energy sector.
ProAssurance did not recognize any OTTI during the three months ended September 30, 2017. During the nine months ended September 30, 2017, ProAssurance recognized OTTI in earnings of $0.2 million and $0.2 million of non-credit OTTI in OCI, both of which related to corporate bonds.
The following table presents a roll forward of cumulative credit losses recorded in earnings related to impaired debt securities for which a portion of the OTTI was recorded in OCI.

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2018	2017	2018	2017
Balance beginning of period	$1,313	$1,313	$1,313	$1,158
Additional credit losses recognized during the period, related to securities for which:
No OTTI has been previously recognized	—	—	—	171
Reductions due to:
Securities sold during the period (realized)	(1,220)	—	(1,220)	(16)
Balance September 30	$93	$1,313	$93	$1,313

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2018

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
In the second quarter of 2018, ProAssurance entered into a loss portfolio transfer with a large healthcare organization. Per the agreement, ProAssurance will cover a specific inventory of existing claims as well as provide tail coverage. As the contract included both prospective (tail) coverage and retroactive coverage, ProAssurance bifurcated the provisions of the contract and accounted for each component separately. As of the contract effective date, ProAssurance recognized total net premiums written and earned of $26.6 million, comprised of $7.9 million of prospective coverage and $18.7 million of retroactive coverage, and total net losses and loss adjustment expenses of $25.4 million in the Condensed Consolidated Statements of Income and Comprehensive Income for the nine months ended September 30, 2018. In addition, ProAssurance recorded a deferred gain of $0.6 million in the reserve for losses and loss adjustment expenses on the Condensed Consolidated Balance Sheet in the second quarter of 2018 representing the excess of premiums received over losses assumed related to the retroactive coverage which are amortized into earnings over the estimated claim payment period. Amortization of this deferred gain was insignificant for the three and nine months ended September 30, 2018. For additional information regarding ProAssurance's accounting policy for retroactive insurance contracts, see Note 1.
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
ProAssurance had a total liability for federal and U.K. income taxes of $2.1 million at September 30, 2018 and $8.0 million at December 31, 2017, both carried as a part of other liabilities. The liability for unrecognized tax benefits, which is included in the total liability for federal and U.K. income taxes, was $5.1 million and $5.8 million at September 30, 2018 and December 31, 2017, respectively, which included an accrued liability for interest of approximately $0.6 million and $0.5 million, respectively.
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
Effective January 1, 2018, the TCJA introduced a minimum tax on payments made to related foreign entities referred to as the BEAT. The BEAT is imposed by adding back into the U.S. tax base any base erosion payment made by the U.S. taxpayer to a related foreign entity and applying a minimum tax rate to this newly calculated modified taxable income. Base erosion payments represent any amount paid or accrued by the U.S. taxpayer to a related foreign entity for which a deduction is allowed. Premiums the Company cedes to the SPCs at its newly formed wholly owned Cayman Islands reinsurance subsidiary, Inova Re, do not fall within the scope of base erosion payments as the SPCs at Inova Re intend to elect to be taxed as U.S. taxpayers. However, premiums the Company cedes to any active SPC at its wholly owned Cayman Islands reinsurance subsidiary, Eastern Re, fall within the scope of base erosion payments and therefore could be significantly impacted by the BEAT. See further discussion on the Company’s new subsidiary, Inova Re, and its Cayman Islands SPC operations in Note 13. Management has evaluated its exposure to the BEAT and has concluded that the Company’s expected outbound deductible payments to related foreign entities are below the threshold for application of the BEAT; therefore, ProAssurance has not recognized any incremental tax expense for the BEAT provision of the TCJA for the three and nine months ended September 30, 2018.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2018

ProAssurance was able to complete its accounting for all areas of the TCJA during the period of enactment except as described as follows:
Provisional amount finalized during the third quarter of 2018
As noted in ProAssurance's December 31, 2017 Form 10-K, ProAssurance was able to make a reasonable estimate of the effects on its existing deferred tax asset balances at December 31, 2017 as it relates to the limitation on the future deductibility of certain executive compensation and recorded a provisional charge to income tax expense from continuing operations for the year ended December 31, 2017. During the third quarter of 2018, the IRS issued guidance addressing the effects of the TCJA on executive compensation; therefore, ProAssurance was able to complete its accounting for the impact of the TCJA on the ProAssurance's December 31, 2017 deferred tax asset balances related to executive compensation. As a result, ProAssurance did not record any measurement-period adjustments to the previously recorded provisional amount.
Provisional amount not reasonably estimable
As noted in ProAssurance's December 31, 2017 Form 10-K, ProAssurance was unable to reasonably estimate the impact of the change in loss reserve discounting factors due to the TCJA; therefore, no provisional amount was recorded at December 31, 2017. As of September 30, 2018, the IRS has yet to release the 2018 discount factors; therefore, ProAssurance has not adjusted its deferred tax balances due to the enactment of the TCJA. ProAssurance continues to utilize the discount factors based on existing accounting guidance and the provisions of the tax laws that were in effect immediately prior to enactment of the TCJA. Once the IRS releases the 2018 loss reserve discount factors, ProAssurance will complete its analysis and include the effect of the difference in the reserve discount factors in the period the analysis is complete or the impact is reasonably estimable.
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
September 30, 2018

partitions of ProAssurance's business for purposes of this analysis. ProAssurance believes that the use of consulting actuaries provides an independent view of the loss data as well as a broader perspective on industry loss trends.
Activity in the reserve for losses and loss adjustment expenses is summarized as follows:

(In thousands)	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017	Year Ended December 31, 2017
Balance, beginning of year	$2,048,381	$1,993,428	$1,993,428
Less reinsurance recoverables on unpaid losses and loss adjustment expenses	335,585	273,475	273,475
Net balance, beginning of year	1,712,796	1,719,953	1,719,953
Net losses:
Current year*	506,269	454,121	603,518
Favorable development of reserves established in prior years, net	(67,149)	(90,063)	(134,360)
Total	439,120	364,058	469,158
Paid related to:
Current year	(69,881)	(63,667)	(106,633)
Prior years	(314,763)	(293,522)	(369,682)
Total paid	(384,644)	(357,189)	(476,315)
Net balance, end of period	1,767,272	1,726,822	1,712,796
Plus reinsurance recoverables on unpaid losses and loss adjustment expenses	332,555	313,876	335,585
Balance, end of period	$2,099,827	$2,040,698	$2,048,381
* Current year net losses during the 2018 nine-month period included incurred losses of $25.4 million related to a loss portfolio transfer entered into during the second quarter of 2018 (see Note 4).
The favorable loss development of $67.1 million recognized in the nine months ended September 30, 2018 primarily reflected a lower than anticipated claims severity trend (i.e., the average size of a claim) for accident years 2011 through 2015. The favorable loss development of $90.1 million recognized in the nine months ended September 30, 2017 primarily reflected a lower than anticipated claims severity trend for accident years 2010 through 2014. The favorable loss development of $134.4 million recognized in the twelve months ended December 31, 2017 primarily reflected a lower than anticipated claims severity trend for accident years 2010 through 2014.
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
As a member of Lloyd's, ProAssurance is required to provide capital to support its Lloyd's Syndicates through 2022 of up to $200 million, referred to as FAL. At September 30, 2018, ProAssurance is satisfying the FAL requirement with investment securities on deposit with Lloyd's with a carrying value of $125.4 million (see Note 3).
ProAssurance has issued an unconditional revolving credit agreement to the Premium Trust Fund of Syndicate 1729 for the purpose of providing working capital. Permitted borrowings were expanded from £20.0 million to £30.0 million under an amended Syndicate Credit Agreement executed in February 2018. Under the amended Syndicate Credit Agreement, advances bear interest at 3.8% annually and may be repaid at any time but are repayable upon demand after December 31, 2019. As of September 30, 2018, the unused commitment under the Syndicate Credit Agreement approximated £8.8 million (approximately $11.5 million).

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2018

On occasion, ProAssurance has entered into financial instrument transactions that may present off-balance sheet credit risk or market risk. These transactions include a short-term loan commitment and commitments to provide funding to non-public investment entities. Under the short-term loan commitment, ProAssurance has agreed to advance funds on a 30 day basis to a counterparty provided there is no violation of any condition established in the contract. As of September 30, 2018, ProAssurance had total funding commitments of approximately $272.1 million which primarily represented funding commitments related to non-public investment entities as well as a short-term loan commitment which included the amount at risk if the full short-term loan is extended and the counterparties default. However, the credit risk associated with the short-term loan commitment is minimal as the counterparties to the contract are highly rated commercial institutions and to-date have been performing in accordance with their contractual obligations.
8. Debt
ProAssurance’s outstanding debt consisted of the following:

(In thousands)	September 30, 2018	December 31, 2017
Senior Notes due 2023, unsecured, interest at 5.3% annually	$250,000	$250,000
Revolving Credit Agreement, outstanding borrowings were fully secured and carried at a weighted average interest rate of 1.91%. Outstanding borrowings are not permitted to exceed $250 million aggregately; Revolving Credit Agreement expires in 2020. The interest rate on borrowings is set at the time the respective borrowing is initiated or renewed.	—	123,000
Mortgage Loans, outstanding borrowings are secured by first priority liens on two office buildings, and bear an interest rate of three-month LIBOR plus 1.325% (3.66% and 2.86%, respectively) determined on a quarterly basis.	39,413	40,460
Total principal	289,413	413,460
Less debt issuance costs	1,399	1,649
Debt less debt issuance costs	$288,014	$411,811
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

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2018

9. Derivatives
ProAssurance is exposed to certain risks relating to its ongoing business and investment activities. ProAssurance utilizes derivative instruments as part of its risk management strategy to reduce the market risk related to fluctuations in future interest rates associated with a portion of its variable-rate debt. As of September 30, 2018, ProAssurance has not designated any derivative instruments as hedging instruments and does not use derivative instruments for trading purposes.
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
The following table provides a summary of the volume and fair value position of the interest rate cap as well as the reporting location in the Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017.

($ in thousands)		September 30, 2018			December 31, 2017
Derivatives Not Designated as Hedging Instruments	Location in the Condensed Consolidated Balance Sheets	Number of Instruments	Notional Amount (1)	Estimated Fair Value (2)	Number of Instruments	Notional Amount (1)	Estimated Fair Value (2)
Interest Rate Cap	Other assets	1	$35,000	$2,852	1	$35,000	$1,731
(1) Volume is represented by the derivative instrument's notional amount.
(2) Additional information regarding the fair value of the Company's interest rate cap is provided in Note 2.
The following table presents the pre-tax impact of the change in the fair value of the interest rate cap and the reporting location in the Condensed Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2018 and 2017.

		Gains (Losses) Recognized in Income on Derivatives
(In thousands)		Three Months Ended September 30		Nine Months Ended September 30
Derivatives Not Designated as Hedging Instruments	Location in the Condensed Consolidated Statements of Income and Comprehensive Income	2018	2017	2018	2017
Interest Rate Cap	Interest expense	$264	$—	$1,121	$—
As a result of this derivative instrument, ProAssurance is exposed to risk that the counterparty will fail to meet its contractual obligations. To mitigate this counterparty credit risk, ProAssurance only enters into derivative contracts with carefully selected major financial institutions based upon their credit ratings and monitors their creditworthiness. As of September 30, 2018, the counterparty had an investment grade rating of BBB- and has performed in accordance with their contractual obligations.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2018

10. Shareholders’ Equity
At September 30, 2018 and December 31, 2017, ProAssurance had 100 million shares of authorized common stock and 50 million shares of authorized preferred stock. The Board has the authority to determine provisions for the issuance of preferred shares, including the number of shares to be issued, the designations, powers, preferences and rights, and the qualifications, limitations or restrictions of such shares. To date, the Board has not approved the issuance of preferred stock.
ProAssurance declared cash dividends of $0.31 per share during each of the first three quarters of both 2018 and 2017, totaling $50.9 million and $49.6 million, for each respective nine-month period.
At September 30, 2018, Board authorizations for the repurchase of common shares or the retirement of outstanding debt of $109.6 million remained available for use. ProAssurance did not repurchase any common shares during the nine months ended September 30, 2018 and 2017.
Share-based compensation expense and related tax benefits were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2018	2017	2018	2017
Share-based compensation expense	$1,628	$1,018	$4,145	$7,110
Related tax benefits	$342	$356	$870	$2,489
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
Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)
For the three and nine months ended September 30, 2018 and 2017, OCI was almost entirely comprised of unrealized gains and losses, including non-credit impairment losses, arising during the period related to fixed maturity available-for-sale securities, less reclassification adjustments, as shown in the table that follows, net of tax. For the three and nine months ended September 30, 2018 and 2017, OCI included changes related to the reestimation of the defined benefit plan liability assumed in the Eastern acquisition which were nominal in amount. The defined benefit plan is frozen as to the earnings of additional benefits and the benefit plan liability is reestimated annually.
At September 30, 2018 and December 31, 2017, AOCI was almost entirely comprised of accumulated unrealized gains and losses from fixed maturity available-for-sale securities, including accumulated non-credit impairments recognized through OCI of $0.1 million and $0.5 million, respectively, net of tax. At September 30, 2018 and December 31, 2017, accumulated changes in the defined benefit plan liability not yet recognized in earnings were nominal in amount. Due to the adoption of accounting guidance in the first quarter of 2018 related to certain impacts of the TCJA, ProAssurance increased AOCI by approximately $3.4 million with a corresponding decrease to retained earnings of the same amount as of the beginning of 2018. See Note 1 for additional information on accounting guidance adopted during the period. At September 30, 2018 and December 31, 2017, tax effects were computed using the enacted federal corporate tax rate of 21% and 35%, respectively, with the exception of unrealized gains and losses on available-for-sale securities held at our U.K. and Cayman Islands entities which in both periods were immaterial in amount.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2018

Amounts reclassified from AOCI to net income and the amounts of deferred tax expense (benefit) included in OCI were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2018	2017	2018	2017
Reclassifications from AOCI to net income:
Realized investment gains (losses)	$(175)	$1,462	$551	$2,425
Non-credit impairment losses reclassified to earnings, due to sale of securities or reclassification as a credit loss	(621)	—	(621)	(3)
Total gains (losses) reclassified, before tax effect	(796)	1,462	(70)	2,422
Tax effect*	167	(512)	15	(848)
Net reclassification adjustments	$(629)	$950	$(55)	$1,574

Deferred tax expense (benefit) included in OCI	$(1,197)	$(373)	$(10,442)	$4,091
* Tax effects were computed using a 21% and 35% rate for the three and nine months ended September 30, 2018 and 2017, respectively.
11. Variable Interest Entities
ProAssurance holds passive interests in a number of entities that are considered to be VIEs under GAAP guidance. ProAssurance's VIE interests principally consist of interests in LPs/LLCs formed for the purpose of achieving diversified equity and debt returns. At September 30, 2018, ProAssurance's VIE interests totaled $304.7 million carried as a part of investment in unconsolidated subsidiaries.
ProAssurance does not have power over the activities that most significantly impact the economic performance of these VIEs and thus is not the primary beneficiary. Therefore, ProAssurance has not consolidated these VIEs. ProAssurance’s involvement with each VIE is limited to its direct ownership interest in the VIE. Except for the funding commitments disclosed in Note 7, ProAssurance has no arrangements with any of the VIEs to provide other financial support to or on behalf of the VIE. At September 30, 2018, ProAssurance’s maximum loss exposure relative to these investments was limited to the carrying value of ProAssurance’s investment in the VIE.
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

(In thousands, except per share data)	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
Weighted average number of common shares outstanding, basic	53,620	53,413	53,585	53,377
Dilutive effect of securities:
Restricted Share Units	83	87	78	81
Performance Share Units	48	88	52	105
Purchase Match Units	22	26	20	23
Weighted average number of common shares outstanding, diluted	53,773	53,614	53,735	53,586
Effect of dilutive shares on earnings per share	$—	$—	$—	$—
All dilutive common share equivalents are reflected in the earnings per share calculation while antidilutive common share equivalents are not reflected in the earnings per share calculation. There were no antidilutive common share equivalents for the three months ended September 30, 2018. The diluted weighted average number of common shares outstanding for the nine months ended September 30, 2018 excludes approximately 3,000 common share equivalents issuable under the Company's stock compensation plans, while the three and nine months ended September 30, 2017 periods exclude 28,000 and 9,000 common share equivalents, respectively, as their effect would be antidilutive.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2018

13. Segment Information
ProAssurance's segments are based on the Company's internal management reporting structure for which financial results are regularly evaluated by the Company's CODM to determine resource allocation and assess operating performance. The Company continually assesses its internal management reporting structure and information evaluated by the CODM to determine whether any changes have occurred that would impact its segment reporting structure.
Segment Reorganization
During the third quarter of 2018, ProAssurance altered its internal management reporting structure and the financial results evaluated by its CODM; therefore, ProAssurance changed its operating segments to align with how the CODM currently oversees the business, allocates resources and evaluates operating performance. As a result of the segment reorganization, ProAssurance added an operating and reportable segment: Segregated Portfolio Cell Reinsurance.
The Segregated Portfolio Cell Reinsurance segment provides the operating results of SPCs that assume workers’ compensation insurance, healthcare professional liability insurance or a combination of the two. The underwriting results of the SPCs that assume workers’ compensation business and healthcare professional liability business were previously reported in the Company's Workers’ Compensation and Specialty P&C segments, respectively, and the results of investment assets solely allocated to SPC operations, previously reported in the Company's Corporate segment, are now reported in the Segregated Portfolio Cell Reinsurance segment. The Workers' Compensation segment has also been renamed "Workers' Compensation Insurance." All prior period segment information has been recast to conform to the current period presentation. The segment reorganization had no impact on previously reported consolidated financial results.
Descriptions of ProAssurance's five operating and reportable segments are as follows:
Specialty P&C is primarily focused on professional liability insurance and medical technology liability insurance. Professional liability insurance is primarily offered to healthcare providers and institutions and to attorneys and their firms. Medical technology liability insurance is offered to medical technology and life sciences companies that manufacture or distribute products including entities conducting human clinical trials. Prior to 2018, the Specialty P&C segment ceded certain premium to the Lloyd's Syndicates segment under a quota share agreement with Syndicate 1729; however, this agreement was not renewed on January 1, 2018. As discussed below, the Lloyd's Syndicates segment results are typically reported on a quarter delay. For consistency purposes, results from this ceding arrangement, other than cash receipts or disbursements, are reported within the Specialty P&C segment on the same one-quarter delay. Additionally, the Specialty P&C segment cedes healthcare professional liability business to certain SPCs in the Company's Segregated Portfolio Cell Reinsurance segment.
Workers' Compensation Insurance provides workers' compensation products primarily to employers with 1,000 or fewer employees. The segment's products include guaranteed cost, policyholder dividend policies, retrospectively-rated policies, deductible polices and alternative market solutions. Alternative market products include program design, fronting, claims administration, risk management, SPC rental, asset management and SPC management services. Alternative market premiums are 100% ceded to either SPCs in the Company's Segregated Portfolio Cell Reinsurance segment or, to a limited extent, to captive insurers unaffiliated with ProAssurance.
Segregated Portfolio Cell Reinsurance reflects the operating results (underwriting profit or loss, plus investment results) of SPCs at Eastern Re and Inova Re, the Company's Cayman Islands SPC operations. The SPCs assume workers' compensation insurance, healthcare professional liability insurance or a combination of the two from the Workers' Compensation Insurance and Specialty P&C segments. Each SPC is owned, fully or in part, by an agency, group or association and the operating results of the SPCs are due to the owners of that cell. ProAssurance participates to a varying degree in the results of selected SPCs. SPC operating results due to external cell owners are reflected as a SPC dividend expense in the Segregated Portfolio Cell Reinsurance segment and in ProAssurance's Condensed Consolidated Statements of Income and Comprehensive Income. In addition, the Segregated Portfolio Cell Reinsurance segment includes the SPC investment results as the investments are solely for the benefit of the cell participants and investment results due to external cell owners are reflected in the SPC dividend expense. The segment operating results reflects ProAssurance's share of the underwriting and investment results of the SPCs in which ProAssurance participates.
During the first quarter of 2018, ProAssurance restructured its Cayman Islands SPC operations. Beginning in 2018, all new and renewing alternative market business previously ceded to the SPCs at Eastern Re, with the exception of one program, is now ceded to SPCs operated by a newly formed wholly owned Cayman Islands subsidiary, Inova Re. As part of the restructuring, all SPCs previously operated by Eastern Re, with the exception of one program, ceased assuming new and renewing business on or after January 1, 2018. The external cell owners' cumulative undistributed earnings and the results of all SPCs for the current period due to external cell owners continue to be reported as SPC dividends payable and SPC dividend expense, respectively.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2018

Lloyd's Syndicates includes operating results from ProAssurance's participation in Lloyd's of London Syndicate 1729 and Syndicate 6131, which is a SPA that began writing business effective January 1, 2018. The results of this segment are normally reported on a quarter delay, except when information is available that is material to the current period. Furthermore, investment results associated with the majority of investment assets solely allocated to Lloyd's Syndicate operations and certain U.S. paid administrative expenses are reported concurrently as that information is available on an earlier time frame. Beginning in 2018, ProAssurance increased its participation in the operating results of Syndicate 1729 from 58% to 62% and began its 100% participation in the operating results of Syndicate 6131; however, due to the quarter delay these changes were not reflected in the Lloyd's Syndicates segment results until the second quarter of 2018. Syndicate 1729 underwrites risks over a wide range of property and casualty insurance and reinsurance lines in both the U.S. and international markets. Syndicate 6131 focuses on contingency and specialty property business, also within the U.S. and international markets.
Corporate includes ProAssurance's investment operations, interest expense and U.S. income taxes, all of which are managed at the corporate level with the exception of investment assets solely allocated to either SPC operations or Lloyd's Syndicate operations, as previously discussed. The segment also includes non-premium revenues generated outside of the Company's insurance entities and corporate expenses.
The accounting policies of the segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements in ProAssurance’s December 31, 2017 report on Form 10-K and Note 1 of the Notes to Condensed Consolidated Financial Statements. ProAssurance evaluates the performance of its Specialty P&C and Workers' Compensation Insurance segments based on before tax underwriting profit or loss, which excludes investment performance. ProAssurance evaluates the performance of its Segregated Portfolio Cell Reinsurance segment based on before tax operating profit or loss, which includes the investment performance of assets solely allocated to SPC operations. Performance of the Lloyd's Syndicates segment is evaluated based on underwriting profit or loss, plus investment results of investment assets solely allocated to Lloyd's Syndicate operations, net of U.K. income tax expense. Performance of the Corporate segment is evaluated based on the contribution made to consolidated after-tax results. ProAssurance accounts for inter-segment transactions as if the transactions were to third parties at current market prices. Assets are not allocated to segments because investments, other than the investments discussed above that are solely allocated to the Segregated Portfolio Cell Reinsurance and Lloyd's Syndicates segments, and other assets are not managed at the segment level.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2018

Financial results by segment were as follows:

	Three Months Ended September 30, 2018
(In thousands)	Specialty P&C	Workers' Compensation Insurance	Segregated Portfolio Cell Reinsurance	Lloyd's Syndicates	Corporate	Inter-segment Eliminations	Consolidated
Net premiums earned	$120,789	$47,296	$18,963	$19,022	$—	$—	$206,070
Net investment income	—	—	371	783	22,112	—	23,266
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	—	5,228	—	5,228
Net realized gains (losses)	—	—	1,397	(98)	11,074	—	12,373
Other income (expense)(1)	1,426	376	86	352	699	(551)	2,388
Net losses and loss adjustment expenses	(98,363)	(30,650)	(8,560)	(10,032)	—	—	(147,605)
Underwriting, policy acquisition and operating expenses(1)	(27,931)	(15,410)	(5,516)	(8,439)	(5,053)	505	(61,844)
Segregated portfolio cells dividend (expense) income	—	—	(5,255)	—	—	—	(5,255)
Interest expense	—	—	—	—	(3,645)	46	(3,599)
Income tax benefit (expense)	—	—	—	361	(155)	—	206
Segment operating results	$(4,079)	$1,612	$1,486	$1,949	$30,260	$—	$31,228
Significant non-cash items:
Depreciation and amortization, net of accretion	$1,715	$959	$83	$(2)	$2,751	$—	$5,506

	Nine Months Ended September 30, 2018
(In thousands)	Specialty P&C	Workers' Compensation Insurance	Segregated Portfolio Cell Reinsurance	Lloyd's Syndicates	Corporate	Inter-segment Eliminations	Consolidated
Net premiums earned	$378,355	$135,230	$54,247	$48,987	$—	$—	$616,819
Net investment income	—	—	1,100	2,370	64,207	—	67,677
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	—	12,247	—	12,247
Net realized gains (losses)	—	—	467	(404)	2,588	—	2,651
Other income (expense)(1)	3,945	1,828	176	247	2,737	(1,778)	7,155
Net losses and loss adjustment expenses	(292,742)	(87,794)	(27,561)	(31,023)	—	—	(439,120)
Underwriting, policy acquisition and operating expenses(1)	(83,833)	(41,545)	(16,070)	(23,745)	(15,351)	1,732	(178,812)
Segregated portfolio cells dividend (expense) income	—	—	(9,787)	—	—	—	(9,787)
Interest expense	—	—	—	—	(11,308)	46	(11,262)
Income tax benefit (expense)	—	—	—	355	3,584	—	3,939
Segment operating results	$5,725	$7,719	$2,572	$(3,213)	$58,704	$—	$71,507
Significant non-cash items:
Depreciation and amortization, net of accretion	$5,343	$2,873	$393	$(5)	$7,940	$—	$16,544

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2018

	Three Months Ended September 30, 2017
(In thousands)	Specialty P&C	Workers' Compensation Insurance	Segregated Portfolio Cell Reinsurance	Lloyd's Syndicates	Corporate	Inter-segment Eliminations	Consolidated
Net premiums earned	$117,288	$41,540	$17,157	$16,318	$—	$—	$192,303
Net investment income	—	—	290	412	23,027	—	23,729
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	—	4,164	—	4,164
Net realized gains (losses)	—	—	944	31	6,774	—	7,749
Other income (expense)(1)	1,276	535	33	(1,881)	1,023	(476)	510
Net losses and loss adjustment expenses	(72,944)	(27,065)	(8,903)	(20,444)	—	—	(129,356)
Underwriting, policy acquisition and operating expenses(1)	(26,816)	(13,912)	(5,147)	(6,723)	(4,989)	476	(57,111)
Segregated portfolio cells dividend (expense) income	—	—	(2,891)	—	—	—	(2,891)
Interest expense	—	—	—	—	(4,124)	—	(4,124)
Income tax benefit (expense)	—	—	—	(61)	(5,963)	—	(6,024)
Segment operating results	$18,804	$1,098	$1,483	$(12,348)	$19,912	$—	$28,949
Significant non-cash items:
Depreciation and amortization, net of accretion	$1,933	$848	$176	$(6)	$4,124	$—	$7,075

	Nine Months Ended September 30, 2017
(In thousands)	Specialty P&C	Workers' Compensation Insurance	Segregated Portfolio Cell Reinsurance	Lloyd's Syndicates	Corporate	Inter-segment Eliminations	Consolidated
Net premiums earned	$337,287	$122,247	$50,651	$45,374	$—	$—	$555,559
Net investment income	—	—	742	1,194	67,656	—	69,592
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	—	8,489	—	8,489
Net realized gains (losses)	—	—	2,715	105	15,990	—	18,810
Other income (expense)(1)	3,943	1,716	83	(1,641)	1,974	(1,494)	4,581
Net losses and loss adjustment expenses	(217,512)	(79,520)	(26,308)	(40,718)	—	—	(364,058)
Underwriting, policy acquisition and operating expenses(1)	(78,601)	(38,912)	(15,239)	(19,786)	(21,062)	1,494	(172,106)
Segregated portfolio cells dividend (expense) income(2)	(5,181)	—	(8,895)	—	—	—	(14,076)
Interest expense	—	—	—	—	(12,402)	—	(12,402)
Income tax benefit (expense)(2)	—	—	—	495	(4,962)	—	(4,467)
Segment operating results	$39,936	$5,531	$3,749	$(14,977)	$55,683	$—	$89,922
Significant non-cash items:
Depreciation and amortization, net of accretion	$5,350	$2,516	$500	$(14)	$12,672	$—	$21,024
(1) As a result of the third quarter 2018 segment reorganization, certain fees for services provided to the SPCs at Eastern Re and Inova Re are recorded as expenses within the Segregated Portfolio Cell Reinsurance segment and as other income within the Workers' Compensation Insurance segment. These fees are eliminated between segments in consolidation. These services primarily include SPC rental fees and were previously eliminated within the Company's Workers' Compensation segment.

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
September 30, 2018

The following table provides detailed information regarding ProAssurance's gross premiums earned by product as well as a reconciliation to net premiums earned. All gross premiums earned are from external customers except as noted. ProAssurance's insured risks are primarily within the U.S.

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2018	2017	2018	2017
Specialty P&C Segment
Gross premiums earned:
Healthcare professional liability	$126,012	$125,377	$390,904	$358,209
Legal professional liability	6,606	6,483	19,486	19,217
Medical technology liability	9,080	8,459	26,372	25,160
Other	113	108	346	311
Ceded premiums earned	(21,022)	(23,139)	(58,753)	(65,610)
Segment net premiums earned	120,789	117,288	378,355	337,287

Workers' Compensation Insurance Segment
Gross premiums earned:
Traditional business	50,271	43,734	145,334	128,203
Alternative market business	21,564	20,200	61,593	59,855
Ceded premiums earned	(24,539)	(22,394)	(71,697)	(65,811)
Segment net premiums earned	47,296	41,540	135,230	122,247

Segregated Portfolio Cell Reinsurance Segment
Gross premiums earned:
Workers' compensation(1)	20,251	18,296	57,287	54,016
Healthcare professional liability(2)	1,225	1,044	3,782	3,106
Ceded premiums earned	(2,513)	(2,183)	(6,822)	(6,471)
Segment net premiums earned	18,963	17,157	54,247	50,651

Lloyd's Syndicates Segment
Gross premiums earned:
Property and casualty(3)	23,050	18,790	60,289	52,935
Ceded premiums earned	(4,028)	(2,472)	(11,302)	(7,561)
Segment net premiums earned	19,022	16,318	48,987	45,374

Consolidated net premiums earned	$206,070	$192,303	$616,819	$555,559
(1) Premium for all periods is assumed from the Workers' Compensation Insurance segment.
(2) Premium for all periods is assumed from the Specialty P&C segment.
(3) Includes premium assumed from the Specialty P&C segment of $1.2 million and $4.5 million for the three and nine months ended September 30, 2018, respectively, and $2.9 million and $9.5 million for the same respective periods of 2017.
14. Subsequent Events
In October 2018, ProAssurance entered into an agreement with a company to provide data analytics services for certain product lines within the Company's HCPL book of business. The agreement contains a minimum two year commitment with optional extension features for an annual fee of approximately $5 million per year with additional variable quarterly incentive fees based on service utilization metrics prescribed in the contract.

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
ProAssurance Overview
ProAssurance Corporation is a holding company for property and casualty insurance companies. Our wholly owned insurance subsidiaries provide professional liability insurance for healthcare professionals and facilities, professional liability insurance for attorneys, liability insurance for medical technology and life sciences risks and workers' compensation insurance. We are also the majority capital provider for Syndicate 1729 and the sole capital provider for Syndicate 6131.
Our segments are based on our internal management reporting structure for which financial results are regularly evaluated by our CODM to determine resource allocation and assess operating performance. During the third quarter of 2018, we reorganized our segment reporting and as a result, the number of our segments increased from four to five, described as follows:

•
Specialty P&C - This segment includes our professional liability business and medical technology liability business. Professional liability insurance is primarily offered to healthcare providers and institutions and to attorneys and their firms. Medical technology liability insurance is offered to medical technology and life sciences companies that manufacture or distribute products including entities conducting human clinical trials. The underwriting results of SPCs that assume healthcare professional liability business were previously reported in this segment and are now reported in our Segregated Portfolio Cell Reinsurance segment.

•
Workers' Compensation Insurance - This segment includes our workers' compensation insurance business which is provided primarily to employers with 1,000 or fewer employees. Our workers' compensation products include guaranteed cost, policyholder dividend policies, retrospectively-rated policies, deductible policies and alternative market solutions. The underwriting results of SPCs that assume workers’ compensation business were previously reported in this segment and are now reported in our Segregated Portfolio Cell Reinsurance segment.

•
Segregated Portfolio Cell Reinsurance - This segment reflects the operating results (underwriting profit or loss, plus investment results) of SPCs at Eastern Re and Inova Re, our Cayman Islands SPC operations. The SPCs assume workers' compensation insurance, healthcare professional liability insurance or a combination of the two from our Workers' Compensation Insurance and Specialty P&C segments.

•
Lloyd's Syndicates - This segment includes the operating results from our participation (62% for 2018) in Lloyd's of London Syndicate 1729 and our 100% participation in Syndicate 6131, which is a SPA that began writing business effective January 1, 2018. The results of this segment are normally reported on a quarter delay, except when information is available that is material to the current period. Syndicate 1729 underwrites risks over a wide range of property and casualty insurance and reinsurance lines in both the U.S. and international markets while Syndicate 6131 focuses on contingency and specialty property business, also within the U.S. and international markets.

•
Corporate - This segment includes our investment operations, interest expense and U.S. income taxes, all of which are managed at the corporate level with the exception of investment assets solely allocated to either SPC operations or Lloyd's Syndicate operations. The results of investment assets solely allocated to SPC operations were previously reported in this segment and are now reported in our Segregated Portfolio Cell Reinsurance segment. This segment also includes non-premium revenues generated outside of our insurance entities and corporate expenses.

All prior period segment information has been recast to conform to the current period presentation and the segment reorganization had no impact on previously reported consolidated financial results. Additional information regarding our segments is included in Note 13 of the Notes to Condensed Consolidated Financial Statements and the Segment Operating Results sections that follow.

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
As of September 30, 2018, our reserve is comprised almost entirely of long-tail exposures. The estimation of long-tailed losses is inherently difficult and is subject to significant judgment on the part of management. Due to the nature of our claims, our loss costs, even for claims with similar characteristics, can vary significantly depending upon many factors, including but not limited to the specific characteristics of the claim and the manner in which the claim is resolved. Long-tailed insurance is characterized by the extended period of time typically required both to assess the viability of a claim and potential damages, if any, and to reach a resolution of the claim. The claims resolution process may extend to more than five years. The combination of continually changing conditions and the extended time required for claim resolution results in a loss cost estimation process that requires actuarial skill and the application of significant judgment, and such estimates require periodic modification.
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
Workers' Compensation Insurance Segment. Many factors affect the ultimate losses incurred for our workers' compensation coverages (10% of our consolidated gross reserve for losses and loss adjustment expenses as of December 31, 2017) including but not limited to the type and severity of the injury, the age and occupation of the injured worker, the estimated length of disability, medical treatment and related costs, and the jurisdiction and workers' compensation laws of the state of the injury occurrence. We use various actuarial methodologies in developing our workers’ compensation reserve, combined with a review of the exposure base generally based upon payroll of the insured. For the current accident year, given the lack of seasoned information, the different actuarial methodologies produce results with significant variability; therefore, more emphasis is placed on supplementing results from the actuarial methodologies with trends in exposure base, medical expense inflation, general inflation, severity, and claim counts, among other things, to select an expected loss ratio.
Segregated Portfolio Cell Reinsurance Segment. The factors that affect the ultimate losses incurred for the workers' compensation and healthcare professional liability coverages assumed by the SPCs at Eastern Re and Inova Re (4% of our consolidated gross reserve for losses and loss adjustment expenses as of December 31, 2017) are consistent with that of our Workers’ Compensation Insurance and Specialty P&C segments, respectively.
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
Although the future degree and impact of the ultimate severity trend remains uncertain due to the long-tailed nature of our business, we have given consideration to observed loss costs in setting our rates. For our HCPL business this practice had generally resulted in rate reductions as claim frequency declined and remained at historically low levels. For example, on average, excluding our podiatry business acquired in 2009, we had gradually reduced the premium rates we charged on our standard physician renewal business (our largest HCPL line) by approximately 17% from the beginning of 2006 to December 31, 2016. However, from the beginning of 2017 to September 30, 2018, the average charged rates on our standard physician renewal business have increased by 4% and we anticipate further rate increases due to indications of increasing loss severity. Loss ratios for recent accident years have thus remained fairly constant because expected loss changes have been reflected in our rates; however, we have recognized a higher current accident year net loss ratio during 2018 due to those recent severity indications.
Workers' Compensation. The projection of changes in claim severity trend has not historically been an influential factor affecting our analysis of workers' compensation reserves, as claims are typically resolved more quickly than the industry norm. As previously mentioned, the determination and calculation of loss development factors, in particular, the selection of tail factors which are used to extend the projection of losses beyond historical data, requires considerable judgment.
Loss Development
We recognized net favorable reserve development of $21.5 million during the three months ended September 30, 2018, of which favorable development of $14.4 million related to our Specialty P&C segment, $2.8 million related to our Workers' Compensation Insurance segment, $3.7 million related to our Segregated Portfolio Cell Reinsurance segment and $0.6 million related to our Lloyd's Syndicates segment. We recognized net favorable development of $67.1 million during the nine months ended September 30, 2018, of which favorable development of $55.0 million related to our Specialty P&C segment, $4.2 million related to our Workers' Compensation Insurance segment and $8.2 million related to our Segregated Portfolio Cell Reinsurance segment, slightly offset by unfavorable development of $0.3 million related to our Lloyd's Syndicates segment.
Net favorable development recognized within our Specialty P&C segment was primarily attributable to the favorable resolution of HCPL claims during the period and an evaluation of established case reserves and paid claims data that indicated that the average severity trend associated with the remaining HCPL claims is less than we had previously estimated.
Net favorable development recognized within our Workers' Compensation Insurance segment reflected overall favorable trends in claim closing patterns primarily in the 2015 and 2016 accident years.
Net favorable development recognized within our Segregated Portfolio Cell Reinsurance segment primarily reflected better than expected claim trends in the 2015, 2016 and 2017 accident years. The improved claim trends reflected lower frequency and severity than anticipated at the time the reserves were established.
Net unfavorable development recognized within our Lloyd's Syndicates segment for the nine months ended September 30, 2018 was driven by higher than expected losses and development on certain large claims which resulted in unfavorable development with respect to a previous year of account. See further discussion in our Segment Operating Results - Lloyd's Syndicates section that follows.

Investment Valuations
We record the majority of our investments at fair value as shown in the table below. At September 30, 2018 the distribution of our investments based on GAAP fair value hierarchies (levels) was as follows:

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
Level 2 Investments
Most fixed income securities do not trade daily; and thus, exchange-traded prices are generally not available for these securities. However, market information (often referred to as observable inputs or market data, including but not limited to, last reported trade, non-binding broker quotes, bids, benchmark yield curves, issuer spreads, two-sided markets, benchmark securities, offers and recent data regarding assumed prepayment speeds, cash flow and loan performance data) is available for most of our fixed income securities. We determine fair value for a large portion of our fixed income securities using available market information. In accordance with GAAP, for disclosure purposes we classify securities valued based on multiple market observable inputs as Level 2 securities.
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
Fair Values Not Categorized
We hold interests in certain investment funds, primarily LPs/LLCs, which measure fund assets at fair value on a recurring basis and provide us with a NAV for our interest. As a practical expedient, we consider the NAV provided to approximate the fair value of the interest. In accordance with GAAP, for disclosure purposes we do not categorize these investments within the fair value hierarchy.
Nonrecurring Fair Value Measurements
We measure the fair value of certain assets on a nonrecurring basis when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. These assets include investments carried principally at cost, investments in tax credit partnerships and equity method investments that do not provide a NAV, fixed assets, goodwill and other intangible assets.

Investments - Other Valuation Methodologies
Certain of our investments, in accordance with GAAP for the type of investment, are measured using methodologies other than fair value. At September 30, 2018, these investments represented approximately 5% of total investments, and are detailed in the following table. Additional information about these investments is provided in Notes 2 and 3 of the Notes to Condensed Consolidated Financial Statements.

(In millions)	Carrying Value	GAAP Measurement Method
Other investments:
Other, principally FHLB capital stock	$2.9	Principally Cost
Investment in unconsolidated subsidiaries:
Investments in tax credit partnerships	74.6	Equity
Equity method investments, primarily LPs/LLCs	28.5	Equity
	103.1
BOLI	63.6	Cash surrender value
Total investments - Other valuation methodologies	$169.6
Other-than-temporary Impairments
We evaluate our available-for-sale investment securities on at least a quarterly basis for the purpose of determining whether declines in fair value below recorded cost basis represent OTTI. We consider an OTTI to have occurred:

•	if there is intent to sell the security;

•	if it is more likely than not that the security will be required to be sold before full recovery of its amortized cost basis; or

•	if the entire amortized basis of the security is not expected to be recovered.
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
Deferred Policy Acquisition Costs
Policy acquisition costs (primarily commissions, premium taxes and underwriting salaries) which are directly related to the successful acquisition of new and renewal premiums are capitalized as DPAC and charged to expense, net of ceding commissions earned, as the related premium revenue is recognized. We evaluate the recoverability of our DPAC at the segment level each reporting period, and any amounts estimated to be unrecoverable are charged to expense in the current period. As of September 30, 2018 we have not determined that any amounts are unrecoverable.
Estimation of Taxes / Tax Credits
For interim periods, we determine our provision (benefit) for income taxes based on the current estimate of our annual effective tax rate. Items which are unusual, infrequent, or that cannot be reliably estimated are considered in the effective tax rate in the period in which the item is included in income, and are referred to as discrete items. In calculating our estimated annual effective tax rate, we include the estimated benefit of tax credits for the annual period based on the most recently available information provided by the tax credit partnerships; the actual amounts of credits provided by the tax credit partnerships may prove to be different than our estimates. The effect of such a difference is recognized in the period identified.
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
Effective January 1, 2018, the TCJA introduced a minimum tax on payments made to related foreign entities referred to as the BEAT. The BEAT is imposed by adding back into the U.S. tax base any base erosion payment made by the U.S. taxpayer to a related foreign entity and applying a minimum tax rate to this newly calculated modified taxable income. Base erosion payments represent any amount paid or accrued by the U.S. taxpayer to a related foreign entity for which a deduction is allowed. Premiums we cede to the SPCs at our newly formed wholly owned Cayman Islands reinsurance subsidiary, Inova Re, do not fall within the scope of base erosion payments as the SPCs at Inova Re intend to elect to be taxed as U.S. taxpayers. However, premiums that we cede to any active SPC at our other wholly owned Cayman Islands reinsurance subsidiary, Eastern Re, fall within the scope of base erosion payments and therefore could be significantly impacted by the BEAT. We have evaluated our exposure to the BEAT and have concluded that our expected outbound deductible payments to related foreign entities are below the threshold for application of the BEAT; therefore, we have not recognized any incremental tax expense for the BEAT provision of the TCJA for the three and nine months ended September 30, 2018. See further discussion on our new subsidiary, Inova Re, and our Cayman Islands SPC operations in the Segment Operating Results - Segregated Portfolio Cell Reinsurance section that follows.
Unrecognized Tax Benefits
We evaluate tax positions taken on tax returns and recognize positions in our financial statements when it is more likely than not that we will sustain the position upon resolution with a taxing authority. If recognized, the benefit is measured as the largest amount of benefit that has a greater than 50% probability of being realized. We review uncertain tax positions each period, considering changes in facts and circumstances, such as changes in tax law, interactions with taxing authorities and developments in case law, and make adjustments as we consider necessary. Adjustments to our unrecognized tax benefits may affect our income tax expense, and settlement of uncertain tax positions may require the use of cash. Other than differences related to timing, no significant adjustments were considered necessary during the three and nine months ended September 30, 2018 or 2017. At September 30, 2018, our liability for unrecognized tax benefits approximated $4.5 million.
Goodwill
We evaluate goodwill for impairment annually on October 1 and upon the occurrence of certain triggering events or substantive changes in circumstances that indicate the fair value of goodwill may be impaired. Impairment of goodwill is tested at the reporting unit level, which is consistent with our reportable segments identified in Note 13 of the Notes to Condensed Consolidated Financial Statements.
As discussed in Note 13 of the Notes to Condensed Consolidated Financial Statements, we reorganized our segment reporting in the third quarter of 2018 to align with how our CODM currently oversees the business, allocates resources and evaluates operating performance. As a result of the segment reorganization, we added an operating and reportable segment: Segregated Portfolio Cell Reinsurance. The Segregated Portfolio Cell Reinsurance segment also became a reporting unit for purposes of testing goodwill impairment. We allocated goodwill to our revised reporting units using a relative fair value approach which resulted in a nominal amount of goodwill reallocated from the Workers' Compensation Insurance reporting unit to the Segregated Portfolio Cell Reinsurance reporting unit. We estimated the fair value of the reporting units using both an income approach and market approach. The estimate of fair value derived from the income approach is based on the present value of expected future cash flows, including terminal value, utilizing a market-based weighted average cost of capital determined separately for each reporting unit. The estimate of fair value derived from the market approach is based on earnings multiple data. The determination of fair value involves the use of significant estimates and assumptions, including revenue growth rates, operating margins, capital expenditures, working capital requirements, tax rates, terminal growth rates, discount rates, comparable public companies and synergistic benefits available to market participants. In addition, we make certain judgments and assumptions in allocating shared assets and liabilities to individual reporting units to determine the carrying amount of each reporting unit. To corroborate the reporting units’ valuation, we performed a reconciliation of the estimate of the aggregate fair value of the reporting units to ProAssurance's market capitalization, including consideration of a control premium. Additionally, we performed a quantitative goodwill impairment assessment for the Workers' Compensation Insurance reporting unit immediately prior to the reallocation and a quantitative goodwill impairment assessment for the Workers' Compensation Insurance and Segregated Portfolio Cell Reinsurance reporting units immediately after the reallocation and determined that no impairment existed.
The Specialty P&C reporting unit is the only other remaining reporting unit that has goodwill; the Specialty P&C reporting unit's net operating results were not impacted by the segment reorganization and there was no change to the amount of goodwill allocated to that reporting unit. Consistent with our accounting policy described in Note 1 of the Notes to Consolidated Financial Statements included in ProAssurance's December 31, 2017 Form 10-K, we will evaluate goodwill for impairment on October 1 under the new reporting unit structure.
Intangibles
Intangible assets with definite lives are amortized over the estimated useful life of the asset. Amortizable intangible assets primarily consist of agency and policyholder relationships, renewal rights and trade names. Intangible assets with an indefinite life, primarily state licenses, are not amortized. Intangible assets are evaluated for impairment on an annual basis. The third quarter 2018 segment reorganization had no impact on how we evaluate our intangible assets for impairment. Additional information regarding intangible assets is included in Note 1 of the Notes to Consolidated Financial Statements included in ProAssurance's December 31, 2017 Form 10-K.
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
Lloyd’s Premium Estimates
For certain insurance policies and reinsurance contracts written in our Lloyd’s Syndicates segment, premiums are initially recognized based upon estimates of ultimate premium. Estimated ultimate premium consists primarily of premium written under delegated underwriting authority arrangements, which consist primarily of binding authorities, and certain assumed reinsurance agreements. These estimates of ultimate premium are judgmental and are dependent upon certain assumptions, including historical premium trends for similar agreements. As reports are received from programs, ultimate premium estimates are revised, if necessary, with changes reflected in current operations.
Accounting Changes
We did not adopt any accounting changes or have any change in accounting estimate or policy that had a material effect on our results of operations or financial position during the nine months ended September 30, 2018. We are not aware of any accounting changes not yet adopted as of September 30, 2018 that would have a material effect on our results of operations or financial position. Note 1 of the Notes to Condensed Consolidated Financial Statements provides additional detail regarding accounting changes.

Liquidity and Capital Resources and Financial Condition
Overview
ProAssurance Corporation is a holding company and is a legal entity separate and distinct from its subsidiaries. As a holding company our principal source of external revenue is our investment revenues. In addition, dividends from our operating subsidiaries represent a significant source of funds for our obligations, including debt service and shareholder dividends. We also charge our operating subsidiaries within our Specialty P&C and Workers' Compensation Insurance segments a management fee based on the extent to which services are provided to the subsidiary and the amount of premium written by the subsidiary. At September 30, 2018, we held cash and liquid investments of approximately $214 million outside our insurance subsidiaries that were available for use without regulatory approval or other restriction. We also have $200 million in permitted borrowings under our Revolving Credit Agreement and an accordion feature available which, if subscribed successfully, would allow another $50 million in available funds. As of October 31, 2018, no borrowings were outstanding under our Revolving Credit Agreement.
To date, during 2018, our operating subsidiaries have paid dividends to us of approximately $178 million, which included $73 million that was paid in October 2018. Of the total dividends paid, $48 million were extraordinary dividends. Dividends paid in October 2018 have not been included in our cash and liquid investments held outside of our insurance subsidiaries at September 30, 2018. Our insurance subsidiaries, in the aggregate, do not intend to pay additional dividends over the remainder of 2018. The payment of any dividend requires prior notice to the insurance regulator in the state of domicile, and the regulator may reduce or prevent the dividend if, in its judgment, payment of the dividend would have an adverse effect on the surplus of the insurance subsidiary. We make the decision to pay dividends from an insurance subsidiary based on the capital needs of that subsidiary, and may pay less than the permitted dividend or may also request permission to pay an additional amount (an extraordinary dividend).
Cash Flows
Cash flows between periods compare as follows:

	Nine Months Ended September 30
(In thousands)	2018	2017	Change
Net cash provided (used) by:
Operating activities	$146,394	$118,181	$28,213
Investing activities	234,783	232,152	2,631
Financing activities	(428,113)	(348,675)	(79,438)
Increase (decrease) in cash and cash equivalents	$(46,936)	$1,658	$(48,594)

	Nine Months Ended September 30
(In thousands)	2017	2016	Change
Net cash provided (used) by:
Operating activities	$118,181	$132,458	$(14,277)
Investing activities	232,152	(147,194)	379,346
Financing activities	(348,675)	(97,461)	(251,214)
Increase (decrease) in cash and cash equivalents	$1,658	$(112,197)	$113,855
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
The increase in operating cash flows for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 of $28.2 million was primarily due to an increase in premium receipts of $52.9 million and a decrease in 2018 estimated tax payments as compared to 2017 of $9.9 million, partially offset by an increase in paid losses of

$28.6 million, an increase in cash paid for operating expenses of $5.4 million and a decrease in cash received from investment income of $2.6 million. The increase in premium receipts was driven by our Specialty P&C segment, primarily due to premium received from a loss portfolio transfer entered into during the second quarter of 2018 and, to a lesser extent, our Workers' Compensation Insurance segment, primarily due to premiums received related to the third quarter 2017 acquisition of the Great Falls book of business. The increase in paid losses was driven by all of our operating segments, particularly in our Lloyd's Syndicates segment, primarily due to storm-related losses related to 2017 Hurricanes Harvey, Irma and Maria, and our Specialty P&C segment. The increase in cash paid for operating expenses was primarily due to an increase in compensation related costs and commission expenses and the decrease in cash received from investment income was primarily due to a reduction in dividends received on our fixed maturities portfolio resulting from lower average balances.
The decrease in operating cash flows for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 of $14.3 million was primarily driven by an increase in tax payments of $27.1 million due to the effect of a $15.0 million tax refund received in 2016 for the 2015 tax year and a $12.1 million increase in 2017 estimated tax payments as compared to 2016. These decreases in operating cash flows were partially offset by an increase in cash received from investment income of $8.9 million and an increase in premium receipts of $5.1 million driven by our Workers' Compensation Insurance segment.
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
Operating Activities and Related Cash Flows
Reinsurance
Within our Specialty P&C segment, we use insurance and reinsurance (collectively, “reinsurance”) to provide capacity to write larger limits of liability, to provide reimbursement for losses incurred under the higher limit coverages we offer and to provide protection against losses in excess of policy limits. Within our Workers' Compensation Insurance segment, we use reinsurance to reduce our net liability on individual risks, to mitigate the effect of significant loss occurrences (including catastrophic events), to stabilize underwriting results, and to increase underwriting capacity by decreasing leverage. In both our Specialty P&C and Workers' Compensation Insurance segments, we use reinsurance in risk sharing arrangements to align our objectives with those of our strategic business partners and to provide custom insurance solutions for large customer groups. The purchase of reinsurance does not relieve us from the ultimate risk on our policies; however, it does provide reimbursement for certain losses we pay. We pay our reinsurers a premium in exchange for reinsurance of the risk. In the majority of our excess of loss arrangements, the premium due to the reinsurer is determined by the loss experience of the business reinsured, subject to certain minimum and maximum amounts. Until all loss amounts are known, we estimate the premium due to the reinsurer. Changes to the estimate of premium owed under reinsurance agreements related to prior periods are recorded in the period in which the change in estimate occurs and can have a significant effect on net premiums earned.
We offer alternative market solutions whereby we cede certain premiums from our Workers' Compensation Insurance and Specialty P&C segments to either the SPCs at Eastern Re or Inova Re, our Cayman Islands reinsurance subsidiaries which are reported in our Segregated Portfolio Cell Reinsurance segment, or, to a limited extent, unaffiliated captive insurers. During the three and nine months ended September 30, 2018, we wrote workers' compensation and healthcare professional liability policies in our alternative market business generating premium of approximately $17.3 million and $72.5 million, respectively. The majority of these policies ($16.8 million and $68.3 million of premium for the three and nine months ended September 30, 2018, respectively) are reinsured to the SPCs of our wholly owned subsidiaries, Eastern Re and Inova Re, domiciled in the Cayman Islands, net of a ceding commission, which are reported in our Segregated Portfolio Cell Reinsurance segment. See further discussion on our SPC operations at Eastern Re and Inova Re in the Segment Operating Results - Segregated Portfolio Cell Reinsurance section that follows. The alternative market workers' compensation policies are ceded from our Workers' Compensation Insurance segment to the SPCs under 100% quota share reinsurance agreements. The alternative market professional liability policies are ceded from our Specialty P&C segment to the SPCs under either excess of loss or quota share reinsurance agreements, depending on the structure of the individual program, and the portion of the risk that is not ceded to an SPC may also be reinsured under our standard healthcare professional liability reinsurance program depending on the policy limits provided. The remaining premium written in our alternative market business of $0.5 million and $4.3 million for the three and nine months ended September 30, 2018, respectively, is 100% ceded to unaffiliated captive insurers.

Prior to January 1, 2018, Syndicate 1729 served as a reinsurer on a quota share basis for a wholly owned insurance subsidiary in our Specialty P&C segment. Syndicate 1729 did not renew the quota share agreement with our Specialty P&C segment on January 1, 2018.
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
Excess of Loss Reinsurance Agreements
We generally reinsure risks under treaties (our excess of loss reinsurance agreements) pursuant to which the reinsurers agree to assume all or a portion of all risks that we insure above our individual risk retention levels, up to the maximum individual limits offered. These agreements are negotiated and renewed annually. Renewal dates for our healthcare professional liability, medical technology liability and workers' compensation treaties are October 1, January 1 and May 1, respectively. There were no significant changes in the cost or structure of our professional liability and medical technology liability treaties which renewed October 1, 2018 and January 1, 2018, respectively. Our workers' compensation treaty renewed May 1, 2018 at a higher rate than the previous agreement. The significant coverages provided by our current excess of loss reinsurance agreements are detailed in the following table.
Excess of Loss Reinsurance Agreements

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
Other Reinsurance Arrangements
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
(2) The attachment point is based on a percentage of written premium (average is 89%) and varies by cell.
Each SPC has preferred shareholders or participants and the operating profit or loss of each SPC accrues fully to these preferred shareholders or participants. We participate in certain SPCs and as of September 30, 2018, our ownership interest in the SPCs in which we participate is as low as 25% and as high as 85%. Each SPC maintains a loss fund initially equal to the difference between premium assumed by the cell and the ceding commission. The external owners of each cell provide a letter of credit to us that is initially equal to the difference between the loss fund of the SPC (amount of funds available to pay losses after deduction of ceding commission) and the aggregate attachment point of the reinsurance. Over time, a SPC's retained profits are considered in the determination of the collateral amount required to be provided by the cell's external owners.

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

•
Beginning in 2018, external excess of loss reinsurance is utilized by Syndicate 1729 to manage the net loss exposure on the specialty property and contingency coverages ceded to Syndicate 6131 (see further discussion in Segment Operating Results - Lloyd's Syndicates section that follows).

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
Litigation
We are involved in various legal actions related to insurance policies and claims handling including, but not limited to, claims asserted against us by policyholders. These types of legal actions arise in the ordinary course of business and, in accordance with GAAP for insurance entities, are generally considered as a part of our loss reserving process, which is described in detail in our Critical Accounting Estimates section under the heading "Reserve for Losses and Loss Adjustment Expenses." We also have other direct actions against the Company unrelated to our claims activity which we evaluate and account for as a part of our other liabilities. For these corporate legal actions, we evaluate each case separately and establish what we believe is an appropriate reserve based on GAAP guidance related to contingent liabilities. As of September 30, 2018 there were no material reserves established for corporate legal actions.
Taxes
We are subject to the tax laws and regulations of the U.S. and U.K. We file a consolidated U.S. federal income tax return that includes the holding company and its U.S. subsidiaries. Our filing obligations include a requirement to make quarterly payments of estimated taxes to the IRS using the corporate tax rate effective for the tax year. As a result of the TCJA that was signed into law at the end of 2017, the corporate tax rate effective for the 2018 tax year is 21% as compared to 35% for the 2017 tax year. The lower corporate tax rate had no material effect on our liquidity for the nine months ended September 30, 2018.

Investing Activities and Related Cash Flows
Our investments at September 30, 2018 and December 31, 2017 are comprised as follows:

	September 30, 2018		December 31, 2017
($ in thousands)	Carrying Value	% of Total Investment	Carrying Value	% of Total Investment
Fixed maturities, available for sale
U.S. Treasury obligations	$125,072	4%	$133,627	4%
U.S. Government-sponsored enterprise obligations	35,882	1%	20,956	1%
State and municipal bonds	310,188	9%	632,243	17%
Corporate debt	1,241,312	37%	1,167,158	31%
Residential mortgage-backed securities	187,460	6%	197,844	5%
Commercial mortgage-backed securities	44,955	1%	26,703	1%
Other asset-backed securities	187,466	5%	101,711	3%
Total fixed maturities, available for sale	2,132,335	63%	2,280,242	62%
Fixed maturities, trading	32,782	1%	—	—%
Total fixed maturities	2,165,117	64%	2,280,242	62%

Equity investments	523,768	15%	470,609	13%
Short-term investments	204,573	6%	432,126	12%
BOLI	63,638	2%	62,113	1%
Investment in unconsolidated subsidiaries	390,738	12%	330,591	9%
Other investments	35,798	1%	110,847	3%
Total investments	$3,383,632	100%	$3,686,528	100%

The distribution of our investments in available-for-sale fixed maturity securities by rating were as follows:

	September 30, 2018		December 31, 2017
($ in thousands)	Carrying Value	% of Total Investment	Carrying Value	% of Total Investment
Rating*
AAA	$645,708	31%	$617,091	27%
AA+	111,476	5%	183,221	8%
AA	123,393	6%	173,488	8%
AA-	157,030	7%	195,110	9%
A+	196,460	9%	210,263	9%
A	328,165	16%	296,852	13%
A-	163,811	8%	202,581	9%
BBB+	112,685	5%	103,023	4%
BBB	114,003	5%	100,025	4%
BBB-	50,722	2%	48,207	2%
Below investment grade	109,135	5%	119,310	6%
Not rated	19,747	1%	31,071	1%
Total	$2,132,335	100%	$2,280,242	100%
*Average of three NRSRO sources, presented as an S&P equivalent. Source: S&P, Copyright ©2018, S&P Global Market Intelligence

A detailed listing of our investment holdings as of September 30, 2018 is located under the Financial Information heading on the Investor Relations page of our website which can be reached directly at www.proassurance.com/investmentholdings, or through links from the Investor Relations section of our website, investor.proassurance.com.
We manage our investments to ensure that we will have sufficient liquidity to meet our obligations, taking into consideration the timing of cash flows from our investments, including interest payments, dividends and principal payments, as well as the expected cash flows to be generated by our operations. In addition to the interest and dividends we will receive, we anticipate that between $40 million and $80 million of our investments will mature (or be paid down) each quarter over the next twelve months and become available, if needed, to meet our cash flow requirements. The primary outflow of cash at our insurance subsidiaries is related to paid losses and operating costs, including income taxes. The payment of individual claims cannot be predicted with certainty; therefore, we rely upon the history of paid claims in estimating the timing of future claims payments. To the extent that we may have an unanticipated shortfall in cash, we may either liquidate securities or borrow funds under existing borrowing arrangements through our Revolving Credit Agreement and the FHLB system. As of October 31, 2018, $250 million could be made available for use through our Revolving Credit Agreement, as discussed in this section under the heading "Debt." Given the duration of our investments, we do not foresee a shortfall that would require us to meet operating cash needs through additional borrowings. Additional information regarding the Revolving Credit Agreement is detailed in Note 8 of the Notes to Condensed Consolidated Financial Statements.
As discussed in Note 3 of the Notes to Condensed Consolidated Financial Statements, our fixed maturity and short-term investments include securities deposited with Lloyd's in order to meet our FAL requirement. At September 30, 2018, securities on deposit with Lloyd's included fixed maturities having a fair value of $124.7 million and short-term investments with a fair value of $0.7 million.
Our investment portfolio continues to be primarily composed of high quality fixed income securities with approximately 94% of our fixed maturities being investment grade securities as determined by national rating agencies. The weighted average effective duration of our fixed maturity securities at September 30, 2018 was 3.18 years; the weighted average effective duration of our fixed maturity securities combined with our short-term securities was 2.90 years.
The carrying value and unfunded commitments for certain of our investments were as follows:

	Carrying Value		September 30, 2018
($ in thousands, except expected funding period)	September 30, 2018	December 31, 2017	Unfunded Commitment	Expected funding period in years
Qualified affordable housing project tax credit partnerships (1)	$70,217	$84,607	$1,134	6
Historic tax credit partnerships (2)	4,414	6,118	276	1
All other investments, primarily investment fund LPs/LLCs	316,107	294,924	195,681	6
Total	$390,738	$385,649	$197,091
(1) The carrying value reflects our total commitments (both funded and unfunded) to the partnerships, less any amortization, since our initial investment. We fund these investments based on funding schedules maintained by the partnerships.

(2) The carrying value reflects our funded commitments less any amortization.
Investment fund LPs/LLCs are by nature less liquid and may involve more risk than other investments. We manage our risk through diversification of asset class and geographic location. At September 30, 2018, we had investments in 35 separate investment funds with a total carrying value, as shown in the table above, which represented approximately 9% of our total investments. We review and monitor the performance of these investments on a quarterly basis.

Financing Activities and Related Cash Flows
Treasury Shares
During the nine months ended September 30, 2018 and 2017, we did not repurchase any common shares and, as of October 31, 2018, our remaining Board authorization was approximately $109.6 million.
ProAssurance Shareholder Dividends
Our Board declared quarterly cash dividends of $0.31 per share during each of the first three quarters of both 2018 and 2017, each of which was paid in the following quarter. Dividends paid in the first nine months of both 2018 and 2017 included a special dividend of $4.69 per share, declared in the fourth quarter of each of the previous years. Any decision to pay future cash dividends is subject to the Board’s final determination after a comprehensive review of financial performance, future expectations and other factors deemed relevant by the Board.
Debt
At September 30, 2018 our debt included $250 million of outstanding unsecured senior notes. The notes bear interest at 5.3% annually and are due in 2023 although they may be redeemed in whole or part prior to maturity. There are no financial covenants associated with these notes.
We have a Revolving Credit Agreement which may be used for general corporate purposes, including, but not limited to, short-term working capital, share repurchases as authorized by the Board and support for other activities. Our Revolving Credit Agreement permits borrowings of up to $200 million, and has available a $50 million accordion feature, which, if successfully subscribed, would expand permitted borrowings up to $250 million. At September 30, 2018, there were no outstanding borrowings on our Revolving Credit Agreement and we are in compliance with the financial covenants of the Revolving Credit Agreement, which expires in June 2020.
During 2017, two of our subsidiaries each entered into ten-year mortgage loans collectively totaling approximately $40 million (Mortgage Loans) with one lender in connection with the recapitalization of two office buildings. The Mortgage Loans accrue interest at three-month LIBOR plus 1.325% with principal and interest payable on a quarterly basis. At September 30, 2018, the outstanding balance of the Mortgage Loans was $39 million and we are in compliance with the financial covenant of the Mortgage Loans, which mature in December 2027.
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
Off-Balance Sheet Arrangements
We have no significant off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. See more information on our off-balance sheet arrangements in Note 7 of the Notes to Condensed Consolidated Financial Statements.

Results of Operations – Three and Nine Months Ended September 30, 2018 Compared to Three and Nine Months Ended September 30, 2017
Selected consolidated financial data for each period is summarized in the table below.

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands, except per share data)	2018	2017	Change		2018	2017	Change
Revenues:
Net premiums written	$229,329	$216,706	$12,623		$652,230	$596,584	$55,646
Net premiums earned	$206,070	$192,303	$13,767		$616,819	$555,559	$61,260
Net investment result	28,494	27,893	601		79,924	78,081	1,843
Net realized investment gains (losses)	12,373	7,749	4,624		2,651	18,810	(16,159)
Other income	2,388	510	1,878		7,155	4,581	2,574
Total revenues	249,325	228,455	20,870		706,549	657,031	49,518

Expenses:
Net losses and loss adjustment expenses	147,605	129,356	18,249		439,120	364,058	75,062
Underwriting, policy acquisition and operating expenses	61,844	57,111	4,733		178,812	172,106	6,706
Segregated portfolio cells dividend expense (income)	5,255	2,891	2,364		9,787	14,076	(4,289)
Interest expense	3,599	4,124	(525)		11,262	12,402	(1,140)
Total expenses	218,303	193,482	24,821		638,981	562,642	76,339
Income before income taxes	31,022	34,973	(3,951)		67,568	94,389	(26,821)
Income tax expense (benefit)	(206)	6,024	(6,230)		(3,939)	4,467	(8,406)
Net income	$31,228	$28,949	$2,279		$71,507	$89,922	$(18,415)
Non-GAAP operating income	$22,417	$24,263	$(1,846)		$69,858	$79,020	$(9,162)
Earnings per share:
Basic	$0.58	$0.54	$0.04		$1.33	$1.68	$(0.35)
Diluted	$0.58	$0.54	$0.04		$1.33	$1.68	$(0.35)
Non-GAAP operating earnings per share:
Basic	$0.42	$0.45	$(0.03)		$1.30	$1.48	$(0.18)
Diluted	$0.42	$0.45	$(0.03)		$1.30	$1.47	$(0.17)
Net loss ratio	71.6%	67.3%	4.3	pts	71.2%	65.5%	5.7	pts
Underwriting expense ratio	30.0%	29.7%	0.3	pts	29.0%	31.0%	(2.0)	pts
Combined ratio	101.6%	97.0%	4.6	pts	100.2%	96.5%	3.7	pts
Operating ratio	90.3%	84.7%	5.6	pts	89.2%	84.0%	5.2	pts
Effective tax rate	(0.7%)	17.2%	(17.9)	pts	(5.8%)	4.7%	(10.5)	pts
Return on equity*	7.9%	6.3%	1.6	pts	6.0%	6.6%	(0.6)	pts

* Annualized
In all tables that follow, the abbreviation "nm" indicates that the information or the percentage change is not meaningful.

Executive Summary of Operations
As previously discussed under the heading "ProAssurance Overview," we reorganized our segment reporting in the third quarter of 2018 to include a new segment: Segregated Portfolio Cell Reinsurance. The Segregated Portfolio Cell Reinsurance segment reflects the operating results (underwriting profit or loss, plus investment results) of SPCs which assume workers’ compensation, healthcare professional liability or a combination of the two from our Workers' Compensation Insurance and Specialty P&C segments. The underwriting results of the SPCs that assume workers’ compensation business and healthcare professional liability business were previously reported in our Workers’ Compensation and Specialty P&C segments, respectively, and the results of investment assets solely allocated to SPC operations were previously reported in our Corporate segment, are now reported in the Segregated Portfolio Cell Reinsurance segment. The Workers' Compensation segment has also been renamed "Workers' Compensation Insurance." All prior period segment information has been recast to conform to the current period presentation and the segment reorganization had no impact on previously reported consolidated financial results. See further information regarding the segment reorganization in Note 13 of the Notes to Condensed Consolidated Financial Statements.
The following sections provide an overview of our consolidated and segment results of operations for the three and nine months ended September 30, 2018 as compared to the three and nine months ended September 30, 2017. See the Segment Operating Results sections that follow for additional information regarding each segment's operating results.
Revenues
The following table shows our consolidated and segment net premiums earned:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2018	2017	Change		2018	2017	Change
Net premiums earned
Specialty P&C	$120,789	$117,288	$3,501	3.0%	$378,355	$337,287	$41,068	12.2%
Workers' Compensation Insurance	47,296	41,540	5,756	13.9%	135,230	122,247	12,983	10.6%
Segregated Portfolio Cell Reinsurance	18,963	17,157	1,806	10.5%	54,247	50,651	3,596	7.1%
Lloyd's Syndicates	19,022	16,318	2,704	16.6%	48,987	45,374	3,613	8.0%
Consolidated total	$206,070	$192,303	$13,767	7.2%	$616,819	$555,559	$61,260	11.0%
All of our operating segments contributed to the increase in net premiums earned during the three and nine months ended September 30, 2018 as compared to the same respective periods of 2017. The largest component of the increase in consolidated net premiums earned in the 2018 nine-month period was the $26.6 million of premium written and fully earned from a loss portfolio transfer entered into during the second quarter of 2018 in our Specialty P&C segment (see further discussion in our Segment Operating Results - Specialty Property & Casualty section that follows).
The following table shows our consolidated net investment result:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2018	2017	Change		2018	2017	Change
Net investment income	$23,266	$23,729	$(463)	(2.0%)	$67,677	$69,592	$(1,915)	(2.8%)
Equity in earnings (loss) of unconsolidated subsidiaries	5,228	4,164	1,064	25.6%	12,247	8,489	3,758	44.3%
Net investment result	$28,494	$27,893	$601	2.2%	$79,924	$78,081	$1,843	2.4%
The increase in our consolidated net investment result for the three and nine months ended September 30, 2018 was primarily attributable to an increase in earnings from our unconsolidated subsidiaries, partially offset by a decrease in net investment income due to reduced earnings from our fixed income portfolio, which reflected lower average investment balances. The increase in earnings from our unconsolidated subsidiaries for the three and nine months ended September 30, 2018 primarily reflected the impact of the adoption of an accounting standard during the first quarter of 2018 around the recognition and measurement of financial assets and financial liabilities (see Note 1 of the Notes to Condensed Consolidated Financial Statements for additional detail regarding accounting changes adopted during the period). Under the new accounting standard, LPs/LLCs previously reported using the cost method are now reported at fair value with changes in fair value recognized as a component of equity in earnings (loss) of unconsolidated subsidiaries. Excluding the effect of the adoption of the new accounting standard, the investment results from our portfolio of investments in LPs/LLCs for the 2018 three- and nine-month periods decreased primarily due to lower reported earnings from a few LP investments.

The following table shows our total consolidated net realized investment gains (losses):

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2018	2017	Change		2018	2017	Change
Net impairment losses recognized in earnings	$(86)	$—	$(86)	nm	$(490)	$(171)	$(319)	186.5%
Other net realized investment gains (losses)	12,459	7,749	4,710	60.8%	3,141	18,981	(15,840)	(83.5%)
Net realized investment gains (losses)	$12,373	$7,749	$4,624	59.7%	$2,651	$18,810	$(16,159)	(85.9%)
We recognized OTTI in earnings of $0.1 million and $0.5 million related to debt instruments from two issuers in the energy sector during the 2018 three- and nine-month periods, respectively. During the 2017 nine-month period, we recognized OTTI in earnings of $0.2 million related to corporate bonds.
Other net realized investment gains and losses during the three and nine months ended September 30, 2018 and 2017 primarily reflected changes in the value of our equity trading portfolio. See further discussion in our Segment Operating Results - Corporate section that follows.
Expenses
The following table shows our consolidated and segment net loss ratios and net loss development:

	Three Months Ended September 30				Nine Months Ended September 30
($ in millions)	2018	2017	Change		2018	2017	Change
Current accident year net loss ratio
Consolidated ratio	82.1%	84.1%	(2.0)	pts	82.1%	81.7%	0.4	pts
Specialty P&C	93.4%	87.9%	5.5	pts	91.9%	88.8%	3.1	pts
Workers' Compensation Insurance	70.7%	66.1%	4.6	pts	68.0%	66.0%	2.0	pts
Segregated Portfolio Cell Reinsurance	64.8%	62.9%	1.9	pts	66.0%	64.6%	1.4	pts
Lloyd's Syndicates	56.1%	124.6%	(68.5)	pts	62.7%	91.0%	(28.3)	pts

Calendar year net loss ratio
Consolidated ratio	71.6%	67.3%	4.3	pts	71.2%	65.5%	5.7	pts
Specialty P&C	81.4%	62.2%	19.2	pts	77.4%	64.5%	12.9	pts
Workers' Compensation Insurance	64.8%	65.2%	(0.4)	pts	64.9%	65.0%	(0.1)	pts
Segregated Portfolio Cell Reinsurance	45.1%	51.9%	(6.8)	pts	50.8%	51.9%	(1.1)	pts
Lloyd's Syndicates	52.7%	125.3%	(72.6)	pts	63.3%	89.7%	(26.4)	pts

Favorable (unfavorable) net loss development, prior accident years
Consolidated	$21.5	$32.3	$(10.8)		$67.1	$90.1	$(23.0)
Specialty P&C	$14.4	$30.1	$(15.7)		$55.0	$81.9	$(26.9)
Workers' Compensation Insurance	$2.8	$0.4	$2.4		$4.2	$1.2	$3.0
Segregated Portfolio Cell Reinsurance	$3.7	$1.9	$1.8		$8.2	$6.4	$1.8
Lloyd's Syndicates	$0.6	$(0.1)	$0.7		$(0.3)	$0.6	$(0.9)
The decrease in our consolidated current accident year net loss ratio in the 2018 three-month period was primarily due to the effect of storm-related losses recognized in the third quarter of 2017 in our Lloyd's Syndicates segment, partially offset by a higher current accident year net loss ratio in our Specialty P&C segment due to both changes in premium on loss sensitive policies and an increase in expected losses in our excess and surplus lines business.
The slight increase in our consolidated current accident year net loss ratio in the 2018 nine-month period was primarily due to an increase in expected losses in our excess and surplus lines business, as previously discussed, and, to a lesser extent, the effect of a loss portfolio transfer (net premiums earned at a 95% loss ratio) entered into during the second quarter of 2018 in our Specialty P&C segment (see further discussion in our Segment Operating Results - Specialty Property & Casualty section that follows). Partially offsetting the increase in the 2018 nine-month period was the effect of the aforementioned storm-related losses recognized in the third quarter of 2017 in our Lloyd's Syndicates segment.
In both the 2018 and 2017 three- and nine-month periods, our consolidated calendar year net loss ratio was lower than our consolidated current accident year net loss ratio due to the recognition of net favorable loss development, as shown in the previous table.
Our consolidated and segment underwriting expense ratios were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
	2018	2017	Change		2018	2017	Change
Underwriting Expense Ratio
Consolidated	30.0%	29.7%	0.3	pts	29.0%	31.0%	(2.0)	pts
Specialty P&C	23.1%	22.9%	0.2	pts	22.2%	23.3%	(1.1)	pts
Workers' Compensation Insurance	32.6%	33.5%	(0.9)	pts	30.7%	31.8%	(1.1)	pts
Segregated Portfolio Cell Reinsurance	29.1%	30.0%	(0.9)	pts	29.6%	30.1%	(0.5)	pts
Lloyd's Syndicates	44.4%	41.2%	3.2	pts	48.5%	43.6%	4.9	pts
Corporate*	2.5%	2.6%	(0.1)	pts	2.5%	3.8%	(1.3)	pts
*There are no net premiums earned associated with the Corporate segment. Ratios shown are the contribution of the Corporate segment to the consolidated ratio (Corporate operating expenses divided by consolidated net premium earned).

Our consolidated underwriting expense remained relatively flat for the 2018 three-month period which primarily reflected an increase in operating expenses in our Lloyd's Syndicates segment, primarily due to the establishment of Syndicate 6131, almost entirely offset by an increase in net premiums earned across all of our operating segments.
Our consolidated underwriting expense ratio decreased for the 2018 nine-month period driven by a loss portfolio transfer (net premiums earned with minimal associated operating expenses) entered into during the second quarter of 2018 in our Specialty P&C segment, which accounted for 1.4 percentage points of the decrease in the consolidated underwriting expense ratio (see further discussion in our Segment Operating Results - Specialty Property & Casualty section that follows). After removing the impact of the loss portfolio transfer, the remaining decrease in the consolidated underwriting expense ratio for the 2018 nine-month period was primarily due to an increase in net premiums earned across all of our operating segments, largely offset by an increase in DPAC amortization in our Specialty P&C segment, due to an increase in commission and brokerage expenses, and an increase in operating expenses in our Lloyd's Syndicates segment, as previously discussed.
Taxes
Our projected annual effective tax rates for 2018 and 2017 were a benefit of 3.0% and an expense of 9.8% as of September 30, 2018 and 2017, respectively, before discrete items were considered. Due to the TCJA, the statutory federal income tax rate used to develop the projected annual effective tax rate for 2018 was lower than the statutory federal income tax rate used to develop the projected annual effective tax rate for 2017. The effect of the lower statutory federal income tax rate and our ability to utilize tax credits in the current tax year as well as the previous tax year through carryback provisions of the tax law resulted in our projected annual effective tax rate of a benefit of 3.0% as of September 30, 2018.
Our projected annual effective tax rates as of September 30, 2018 and 2017 were different from the statutory federal income tax rate primarily due to a portion of our investment income being tax-exempt and the utilization of tax credits transferred to us from our tax credit partnership investments. Discrete items further reduced our annual effective tax rates during the 2018 and 2017 nine-month periods by 2.8% and 5.1%, respectively, resulting in a total effective tax rate of a benefit of 5.8% and an expense of 4.7%, respectively. See further discussion, including notable discrete items during 2018 and 2017, in the Segment Operating Results - Corporate section that follows under the heading "Taxes."

Operating Ratio
Our operating ratio is our combined ratio, less our investment income ratio. This ratio provides the combined effect of underwriting profitability and investment income. Our operating ratio for the three and nine months ended September 30, 2018 and 2017 was as follows:

	Three Months Ended September 30				Nine Months Ended September 30
	2018	2017	Change		2018	2017	Change
Operating ratio	90.3%	84.7%	5.6	pts	89.2%	84.0%	5.2	pts
The increase in both the 2018 three- and nine-month periods primarily reflected a higher net loss ratio in our Specialty P&C segment driven by a lower amount of prior year favorable development and a lower investment income ratio driven by a decline in income from our fixed maturity securities due to lower average investment balances. Increases in both the 2018 three- and nine-month periods were partially offset by a lower net loss ratio in our Lloyd's Syndicates segment due to the effect of prior period storm-related losses recognized during the third quarter of 2017 (see further discussion in the Segment Operating Results- Lloyd's Syndicates section that follows).
ROE
ROE is calculated as annualized net income for the period divided by the average of beginning and ending shareholders’ equity. This ratio measures our overall after-tax profitability and shows how efficiently capital is being used. ROE for the three and nine months ended September 30, 2018 and 2017 was as follows:

	Three Months Ended September 30				Nine Months Ended September 30
	2018	2017	Change		2018	2017	Change
ROE	7.9%	6.3%	1.6	pts	6.0%	6.6%	(0.6)	pts
The increase in the 2018 three-month period was primarily due to an increase in net income and a lower average equity base as compared to the same period of 2017. The increase in net income was driven by the reduction of storm-related losses recognized in our Lloyd's Syndicates segment, as previously discussed, and, to a lesser extent, the change in net realized investment gains and losses in our equity trading portfolio as compared to the 2017 three-month period, almost entirely offset by a lower amount of prior year favorable development in our Specialty P&C segment. The lower average equity base was primarily due to cumulative dividend declarations since the prior period and, to a lesser extent, lower AOCI resulting from changes in unrealized gains and losses in our fixed maturity available-for-sale securities.
The decrease in the 2018 nine-month period was primarily due to a decrease in net income, partially offset by a lower average equity base as compared to the same period of 2017. The decrease in net income was driven by a lower amount of prior year favorable development in our Specialty P&C segment and the change in net realized investment gains and losses in our equity trading portfolio. The lower average equity base was primarily due to cumulative dividend declarations since the prior period and, to a lesser extent, lower AOCI resulting from changes in unrealized gains and losses in our fixed maturity available-for-sale securities.
Book Value per Share
Book value per share is calculated as total shareholders’ equity at the balance sheet date divided by the total number of common shares outstanding. This ratio measures the net worth of the Company to shareholders on a per-share basis. Our book value per share at September 30, 2018 as compared to December 31, 2017 is shown in the following table.

Book Value Per Share
Book Value Per Share at December 31, 2017	$29.83
Increase (decrease) to book value per share during the nine months ended September 30, 2018 attributable to:
Dividends declared	(0.93)
Net income	1.33
Decrease in AOCI	(0.72)
Other	0.09
Book Value Per Share at September 30, 2018	$29.60

We believe the payment of dividends is currently our most effective tool for the deployment of excess capital even though, in the short-term, dividend declarations dampen growth in book value per share. In addition, our book value per share at September 30, 2018 as compared to December 31, 2017 was impacted by a decrease in AOCI as a result of unrealized losses arising during the nine months ended September 30, 2018 related to our fixed maturity available-for-sale securities which are recognized as a component of OCI.
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
The following table is a reconciliation of net income to Non-GAAP operating income:

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands, except per share data)	2018	2017	2018	2017
Net income	$31,228	$28,949	$71,507	$89,922
Items excluded in the calculation of Non-GAAP operating income:
Net realized investment (gains) losses	(12,373)	(7,749)	(2,651)	(18,810)
Net realized gains (losses) attributable to SPCs which no profit/loss is retained (1)	1,130	764	387	2,191
Guaranty fund assessments (recoupments)	90	(225)	177	(154)
Pre-tax effect of exclusions	(11,153)	(7,210)	(2,087)	(16,773)
Tax effect (2)	2,342	2,524	438	5,871
After-tax effect of exclusions	(8,811)	(4,686)	(1,649)	(10,902)
Non-GAAP operating income	$22,417	$24,263	$69,858	$79,020
Per diluted common share:
Net income	$0.58	$0.54	$1.33	$1.68
Effect of exclusions	(0.16)	(0.09)	(0.03)	(0.21)
Non-GAAP operating income per diluted common share	$0.42	$0.45	$1.30	$1.47
(1) Net realized investment gains (losses) on investments related to SPCs are recognized in our Segregated Portfolio Cell Reinsurance segment and the portion of operating earnings, including the gain or loss, net of our participation, is due to the external cell owners through the SPC dividend expense (income). To be consistent with our exclusion of net realized investment gains (losses) recognized in earnings, we are excluding the portion of net realized investment gains (losses) that is included in the SPC dividend expense (income) which is due to the external cell owners.
(2) The annual expected incremental tax rate for the three and nine months ended September 30, 2018 is 21% as compared to 35% for the same respective periods of 2017, associated with the taxable or tax deductible items listed above. Excluding certain discrete items, which are tax effected at the annual expected incremental tax rate in the period they are included in net income, the effective tax rate for each period was applied to these items in calculating net income. See previous discussion in this section under the heading "Taxes."

Segment Operating Results - Specialty Property & Casualty
As previously discussed under the heading "ProAssurance Overview," we reorganized our segment reporting in the third quarter of 2018 which resulted in the creation of a new segment: Segregated Portfolio Cell Reinsurance. The underwriting results of the SPCs that assume healthcare professional liability business were previously reported in our Specialty P&C segment and are now reported in our Segregated Portfolio Cell Reinsurance segment. All prior period segment information has been recast to conform to the current period presentation. See further information regarding our segments in Note 13 of the Notes to Condensed Consolidated Financial Statements.
Our Specialty P&C segment focuses on professional liability insurance and medical technology liability insurance. Segment operating results reflected pre-tax underwriting profit or loss from these insurance lines, exclusive of investment results, which are included in our Corporate segment. Segment operating results included the following:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2018	2017	Change		2018	2017	Change
Net premiums written	$143,921	$143,014	$907	0.6%	$394,601	$363,294	$31,307	8.6%

Net premiums earned	$120,789	$117,288	$3,501	3.0%	$378,355	$337,287	$41,068	12.2%
Other income	1,426	1,276	150	11.8%	3,945	3,943	2	0.1%
Net losses and loss adjustment expenses	(98,363)	(72,944)	(25,419)	34.8%	(292,742)	(217,512)	(75,230)	34.6%
Underwriting, policy acquisition and operating expenses	(27,931)	(26,816)	(1,115)	4.2%	(83,833)	(78,601)	(5,232)	6.7%
Segregated portfolio cells dividend (expense) income	—	—	—	—%	—	(5,181)	5,181	(100.0%)
Segment operating results	$(4,079)	$18,804	$(22,883)	(121.7%)	$5,725	$39,936	$(34,211)	(85.7%)

Net loss ratio	81.4%	62.2%	19.2	pts	77.4%	64.5%	12.9	pts
Underwriting expense ratio	23.1%	22.9%	0.2	pts	22.2%	23.3%	(1.1)	pts
In the second quarter of 2018, we entered into a loss portfolio transfer with a large healthcare organization. Per the agreement, we will cover a specific inventory of existing claims as well as provide tail coverage. As the contract included both prospective (tail) coverage and retroactive coverage, we bifurcated the provisions of the contract and accounted for each component separately. As of the effective date, we recognized total net premiums written and earned of $26.6 million, comprised of $7.9 million of prospective coverage and $18.7 million of retroactive coverage, and total net losses and loss adjustment expenses of $25.4 million within our Specialty P&C segment for the nine months ended September 30, 2018. See further discussion in Note 4 of the Notes to Condensed Consolidated Financial Statements.
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
Gross, ceded and net premiums written were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2018	2017	Change		2018	2017	Change
Gross premiums written	$167,639	$166,284	$1,355	0.8%	$456,137	$428,032	$28,105	6.6%
Less: Ceded premiums written	23,718	23,270	448	1.9%	61,536	64,738	(3,202)	(4.9%)
Net premiums written	$143,921	$143,014	$907	0.6%	$394,601	$363,294	$31,307	8.6%

Gross Premiums Written
Gross premiums written by component were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2018	2017	Change		2018	2017	Change
Professional liability
Physicians (1)(8)
Twelve month term	$110,730	$112,980	$(2,250)	(2.0%)	$274,494	$277,975	$(3,481)	(1.3%)
Twenty-four month term	4,898	8,229	(3,331)	(40.5%)	17,719	23,726	(6,007)	(25.3%)
Total Physicians	115,628	121,209	(5,581)	(4.6%)	292,213	301,701	(9,488)	(3.1%)
Healthcare facilities (2)(8)	20,178	11,213	8,965	80.0%	49,312	36,821	12,491	33.9%
Other healthcare providers (3)	9,972	9,844	128	1.3%	25,755	25,416	339	1.3%
Legal professionals (4)	6,771	6,381	390	6.1%	21,233	20,787	446	2.1%
Tail coverages (5)(6)	5,905	9,434	(3,529)	(37.4%)	21,676	17,600	4,076	23.2%
Retroactive coverages (6)	—	—	—	nm	18,708	—	18,708	nm
Total professional liability	158,454	158,081	373	0.2%	428,897	402,325	26,572	6.6%
Medical technology liability (7)	9,061	8,082	979	12.1%	26,882	25,401	1,481	5.8%
Other	124	121	3	2.5%	358	306	52	17.0%
Total	$167,639	$166,284	$1,355	0.8%	$456,137	$428,032	$28,105	6.6%

(1)
Physician policies were our greatest source of premium revenues in both 2018 and 2017. The decrease in twelve month term policies during the 2018 three- and nine-month periods was primarily driven by retention losses and, to a lesser extent, timing differences related to the shifting in renewal dates of a few large policies. Decreases in both the 2018 three- and nine-month periods were largely offset by new business written, an increase in premiums assumed in which we participate on a quota share basis and an increase in coverage from one insured who acquired an entity who was not previously insured by us. Renewal pricing increases in both the 2018 three- and nine-month periods is reflective of our concern about potential increases in loss severity as well as more moderate marketplace price competition. We also offer twenty-four month term policies to our physician insureds in one selected jurisdiction. The decrease in twenty-four month term policies during the 2018 three- and nine-month periods, as compared to the same periods in 2017, primarily reflected the normal cycle of renewals (policies subject to renewal in 2018 were previously written in 2016 rather than in 2017).

(2)
Our healthcare facilities premium (which includes hospitals, surgery centers and other similar facilities) increased during the 2018 three- and nine-month periods driven by new business written, primarily due to the addition of one large policy during the third quarter of 2018, and timing differences related to the renewal of certain policies, partially offset by retention losses. The increases in both the 2018 three- and nine-month periods also reflected increases in renewal pricing due to changes in loss experience related to a few large policies. Additionally, the 2018 nine-month period reflected an increase in coverage pertaining to one large entity which consolidated certain policies that were not previously insured by us during the first quarter of 2018.

(3)	Our other healthcare providers are primarily dentists, chiropractors and allied health professionals.

(4)
Our legal professionals policies are primarily individual and small group policies in select areas of practice. The increase during the 2018 three- and nine-month periods was primarily due to new business written and, to a lesser extent, an increase in the rate charged for certain renewed policies in select states due to rate filings, largely offset by retention losses.

(5)
We offer extended reporting endorsement or "tail" coverage to insureds who discontinue their claims-made coverage with us, and we also periodically offer tail coverage through custom policies. The amount of tail coverage premium written can vary significantly from period to period. The decrease in tail premiums during the 2018 three-month period primarily reflected the effect of tail coverage purchased during the third quarter of 2017 for a few large claims-made policies in one jurisdiction that were rewritten to occurrence coverage. These policies are a part of one of our shared risk arrangements and therefore, a large portion of the premium written was ceded during the third quarter of 2017 (see further discussion in the Ceded Premiums Written section that follows). The increase in tail premiums during the 2018 nine-month period was driven by $7.9 million of tail coverage provided in connection with a loss portfolio transfer with a large healthcare organization entered into during the second quarter of 2018 (see further discussion in footnote 6 that follows), partially offset by the effect of the aforementioned tail coverage purchased in the third quarter of 2017.

(6)
We offer custom alternative risk solutions including loss portfolio transfers for large healthcare entities who, most commonly, are exiting a line of business, changing an insurance approach, or simply preferring to transfer risk. In the second quarter of 2018, we entered into a loss portfolio transfer with a large healthcare organization. Per the agreement, we will cover a specific inventory of existing claims as well as provide tail coverage. The premiums received for the coverage provided for the existing inventory of claims was classified as retroactive coverage and resulted in $18.7 million of one-time premium written and fully earned in the 2018 nine-month period. The premiums received for the prospective (tail) coverage resulted in $7.9 million of one-time premium written and fully earned in the 2018 nine-month period. See Note 4 of the Notes to the Condensed Consolidated Financial Statements for further information on this transaction.

(7)
Our medical technology liability business is marketed throughout the U.S.; coverage is offered on a primary basis, within specified limits, to manufacturers and distributors of medical technology and life sciences products including entities conducting human clinical trials. In addition to the previously listed factors that affect our premium volume, our medical technology liability premium volume is impacted by the sales volume of insureds. The increase during the 2018 three- and nine-month periods was primarily due to new business written and, to a lesser extent, an increase in the premium charged for certain renewed policies as a result of an increase in the sales volume of certain insureds, partially offset by retention losses. Retention losses in both the 2018 three- and nine-month periods are largely attributable to an increase in competition on terms and pricing.

(8)
Certain components include alternative market premiums. We cede either all or a portion of the alternative market premium, net of reinsurance, to certain SPCs of our wholly owned Cayman Islands reinsurance subsidiaries, Eastern Re and Inova Re, which are reported in our Segregated Portfolio Cell Reinsurance segment (see further discussion in the Ceded Premiums Written section that follows). The portion not ceded to the SPCs is retained within our Specialty P&C segment. Alternative market gross premiums written by component were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in millions)	2018	2017	Change		2018	2017	Change
Physicians	$—	$—	$—	—%	$1.4	$1.2	$0.2	16.7%
Healthcare facilities	0.7	0.4	0.3	75.0%	4.2	3.0	1.2	40.0%
Total	$0.7	$0.4	$0.3	75.0%	$5.6	$4.2	$1.4	33.3%
The increase in our alternative market healthcare facilities premium during the 2018 three- and nine-month periods was primarily due to new business written and, to a lesser extent, an increase in renewal pricing primarily due to increases in exposure related to a few policies, partially offset by retention losses.
New business written by component on a direct basis was as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(In millions)	2018	2017	2018	2017
Physicians	$6.2	$7.0	$14.9	$17.9
Healthcare facilities	8.9	1.9	13.2	5.0
Other healthcare providers	0.4	0.7	2.1	1.8
Legal professionals	0.7	1.0	2.4	2.8
Medical technology liability	0.6	0.8	2.4	3.5
Total	$16.8	$11.4	$35.0	$31.0

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
Retention by component was as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
Physicians*	89%	90%	90%	90%
Healthcare facilities*	82%	82%	86%	87%
Other healthcare providers*	87%	83%	87%	85%
Legal professionals	89%	82%	85%	83%
Medical technology liability	93%	86%	90%	85%
* Excludes certain policies written on an excess and surplus lines basis.
We are committed to a rate structure that will allow us to fulfill our obligations to our insureds, while generating competitive returns for our shareholders. Our pricing continues to be based on expected losses, as indicated by our historical loss data and available industry loss data. In recent years, this practice has resulted in gradual rate increases and we anticipate further rate increases due to indications of increasing loss severity. Additionally, the pricing of our business includes the effects of filed rates, surcharges and discounts. Renewal pricing also reflects changes in our exposure base, deductibles, self-insurance retention limits and other policy items.
Changes in renewal pricing by component was as follows:

	Three Months Ended September 30	Nine Months Ended September 30
	2018	2018
Physicians (1)(2)	5%	3%
Healthcare facilities (1)(2)	7%	6%
Other healthcare providers (1)	4%	4%
Legal professionals (2)	4%	5%
Medical technology liability	4%	4%
(1) Excludes certain policies written on an excess and surplus lines basis.
(2) See Gross Premiums Written section for further explanation of renewal pricing increase.
Ceded Premiums Written
Ceded premiums represent the amounts owed to our reinsurers for their assumption of a portion of our losses. Through our current excess of loss reinsurance arrangements we generally retain the first $1 million in risk insured by us and cede coverages in excess of this amount. For our healthcare professional liability coverages, we also retain from 3% - 12.5% of the next $25 million of risk for coverages in excess of $1 million. For our medical technology liability coverages, we also retain 10% of the next $9 million of risk for coverages in excess of $1 million. We pay our reinsurers a ceding premium in exchange for their accepting the risk, the ultimate amount of which is determined by the loss experience of the business ceded, subject to certain minimum and maximum amounts.

Ceded premiums written were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2018	2017	Change		2018	2017	Change
Excess of loss reinsurance arrangements (1)	$9,722	$8,805	$917	10.4%	$27,460	$25,845	$1,615	6.2%
Premium ceded to Syndicate 1729 (2)	—	2,416	(2,416)	(100.0%)	2,105	8,906	(6,801)	(76.4%)
Other shared risk arrangements (3)	13,456	13,258	198	1.5%	28,321	27,923	398	1.4%
Premium ceded to SPCs (4)	524	273	251	91.9%	5,041	3,819	1,222	32.0%
Other ceded premiums written	856	1,038	(182)	(17.5%)	2,508	2,725	(217)	(8.0%)
Adjustment to premiums owed under reinsurance agreements, prior accident years, net (5)	(840)	(2,520)	1,680	(66.7%)	(3,899)	(4,480)	581	13.0%
Total ceded premiums written	$23,718	$23,270	$448	1.9%	$61,536	$64,738	$(3,202)	(4.9%)

(1)
We generally reinsure risks under our excess of loss reinsurance arrangements pursuant to which the reinsurers agree to assume all or a portion of all risks that we insure above our individual risk retention levels, up to the maximum individual limits offered. In the majority of our excess of loss reinsurance arrangements, the premium due to the reinsurer is determined by the loss experience of that business reinsured, subject to certain minimum and maximum amounts. The increase in ceded premiums written under our excess of loss reinsurance arrangements for the 2018 three- and nine-month periods primarily reflected an increase in the premiums we expect to owe our reinsurers based upon increases to our estimates of losses recoverable from our reinsurance partners.

(2)
As previously discussed, we are the majority participant in Syndicate 1729 and normally record our pro rata share of its operating results in our Lloyd's Syndicates segment on a quarter delay, except when information is available that is material to the current period. We also recorded the cession to the Lloyd's Syndicates segment from our Specialty P&C segment on a quarter delay as the amounts were not material and that permitted the cession to be reported by both the Lloyd's Syndicates segment and the Specialty P&C segment in the same reporting period. The decrease in premiums ceded to Syndicate 1729 during the 2018 three- and nine-month periods reflected the non-renewal of our quota share agreement with Syndicate 1729 on January 1, 2018; the impact of which was not reflected in ceded premiums written until the second quarter of 2018 due to the quarter delay. Additionally, the decrease in premiums ceded to Syndicate 1729 during the 2018 nine-month period reflected the revised contract terms on our previous quota share agreement effective January 1, 2017 which reduced the premiums ceded by essentially half. See the Segment Operating Results - Lloyd's Syndicates section for further discussion on the quota share agreement. As our premiums are earned, we recognize the related ceding commission income which reduces underwriting expense by offsetting DPAC amortization. For the 2018 nine-month period and 2017 three- and nine-month periods, the related ceding commission income was approximately 27% of ceded premiums written. For our consolidated results, eliminations of the inter-segment portion (58% of the Specialty P&C cession for the 2018 nine-month period and 2017 three- and nine-month periods) of the transactions are also recorded on a quarter delay.

(3)
We have entered into various shared risk arrangements, including quota share, fronting, and captive arrangements, with certain large healthcare systems and other insurance entities. These arrangements include our Ascension Health and CAPAssurance programs. While we cede a large portion of the premium written under these arrangements, they provide us an opportunity to grow net premium through strategic partnerships. The increase in the 2018 three- and nine-month periods was primarily driven by growth in our Ascension Health program, largely offset by a few large tail endorsements that were written, and substantially ceded, during the third quarter of 2017 related to one of these shared risk arrangements, as previously discussed.

(4)
As previously discussed, as a part of our alternative market solutions, all or a portion of certain healthcare premium written is ceded to the SPCs in our Segregated Portfolio Cell Reinsurance segment under either excess of loss or quota share reinsurance agreements, depending on the structure of the individual program. See the Segment Operating Results - Segregated Portfolio Cell Reinsurance section for further discussion on the cession to the SPCs from our Specialty P&C segment. The increase in premiums ceded to the SPCs for the 2018 three- and nine-month periods was primarily driven by new business written (see discussion in footnote 8 under the heading "Gross Premiums Written").

(5)
Given the length of time that it takes to resolve our claims, many years may elapse before all losses recoverable under a reinsurance arrangement are known. As a part of the process of estimating our loss reserve we also make estimates regarding the amounts recoverable under our reinsurance arrangements. As previously discussed, the premiums ultimately ceded under certain of our excess of loss reinsurance arrangements are subject to the losses ceded under the arrangements. For the 2018 and 2017 three- and nine-month periods, we reduced our estimate of expected losses and associated recoveries for prior year ceded losses, as well as our estimate of ceded premiums owed to reinsurers. The change in the adjustment to ceded premiums owed to reinsurers for the 2018 three- and nine-month periods as compared to the same periods of 2017 was due to a lower amount of favorable development on prior year ceded losses. Changes to estimates of premiums ceded related to prior accident years are fully earned in the period the changes in estimates occur.
Ceded Premiums Ratio
As shown in the table below, our ceded premiums ratio was affected in both 2018 and 2017 by revisions to our estimate of premiums owed to reinsurers related to coverages provided in prior accident years.

	Three Months Ended September 30				Nine Months Ended September 30
	2018	2017	Change		2018	2017	Change
Ceded premiums ratio, as reported	14.1%	14.0%	0.1	pts	13.5%	15.1%	(1.6)	pts
Less the effect of adjustments in premiums owed under reinsurance agreements, prior accident years (as previously discussed)	(0.5%)	(1.5%)	1.0	pts	(0.9%)	(1.0%)	0.1	pts
Ratio, current accident year	14.6%	15.5%	(0.9)	pts	14.4%	16.1%	(1.7)	pts
The decrease in the current accident year ceded premiums ratio for the 2018 three- and nine-month periods was primarily due to the decrease in premiums ceded to Syndicate 1729, as previously discussed (see discussion under the heading "Ceded Premiums Written"). Additionally, the decrease in the 2018 nine-month period reflected the effect of the loss portfolio transfer entered into during the second quarter of 2018 (increase in gross premiums written with no premium ceded) which resulted in a 0.9 percentage point decrease in the current accident year ceded premiums ratio (see discussion under the heading "Gross Premiums Written").
Net Premiums Earned
Net premiums earned were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2018	2017	Change		2018	2017	Change
Gross premiums earned	$141,811	$140,427	$1,384	1.0%	$437,108	$402,897	$34,211	8.5%
Less: Ceded premiums earned	21,022	23,139	(2,117)	(9.1%)	58,753	65,610	(6,857)	(10.5%)
Net premiums earned	$120,789	$117,288	$3,501	3.0%	$378,355	$337,287	$41,068	12.2%
Net premiums earned consist of gross premiums earned less the portion of earned premiums that we cede to our reinsurers for their assumption of a portion of our losses. Because premiums are generally earned pro rata over the entire policy period, fluctuations in premiums earned tend to lag those of premiums written. Generally, our policies carry a term of one year; however, as discussed above, we write certain policies with a twenty-four month term, and a few of our medical technology liability policies have a multi-year term. Tail coverage premiums are generally 100% earned in the period written because the policies insure only incidents that occurred in prior periods and are not cancellable. Retroactive coverage premiums are 100% earned at the inception of the contract, as all of the underlying loss events occurred in the past. Additionally, ceded premium changes due to changes to estimates of premiums owed under reinsurance agreements for prior accident years are fully earned in the period of change.
The increase in gross premiums earned during both the 2018 three- and nine-month periods included the pro rata effect of higher premiums written during the preceding twelve months, predominantly in our physicians line of business. The increase in both periods was partially offset by a few large tail policies written and earned during the third quarter of 2017 and a $2.3 million reduction in gross premiums earned in the third quarter of 2018 due to changes in premium on loss sensitive policies. The increase in the 2018 nine-month period, however, was driven by the effect of the loss portfolio transfer entered into during the second quarter of 2018 which resulted in $26.6 million of one-time premium written and fully earned in the current period (see discussion under the heading "Gross Premiums Written").
The decrease in ceded premiums earned during the 2018 three- and nine-month periods primarily reflected the pro rata effect of the decrease in premiums ceded to Syndicate 1729 during the preceding twelve months, partially offset by the change in prior accident year ceded premium adjustments, which were $1.7 million and $0.6 million lower as compared to the 2017 three- and nine-month periods, respectively (see discussion under the heading "Ceded Premiums Written").

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
For the nine months ended September 30, 2018, our net loss ratio was affected by a loss portfolio transfer entered into during the second quarter of 2018 which resulted in total net premiums written and earned of $26.6 million and total net losses and loss adjustment expenses of $25.4 million (see further information in Note 4 of the Notes to Condensed Consolidated Financial Statements).
The following table summarizes calendar year net loss ratios by separating losses between the current accident year and all prior accident years. Additionally, the table shows our current accident year net loss ratio was affected by revisions to our estimate of premiums owed to reinsurers related to coverages provided in prior accident years. Net loss ratios were as follows:

	Net Loss Ratios (1)
	Three Months Ended September 30				Nine Months Ended September 30
	2018	2017	Change		2018	2017	Change
Calendar year net loss ratio	81.4%	62.2%	19.2	pts	77.4%	64.5%	12.9	pts
Less impact of prior accident years on the net loss ratio	(12.0%)	(25.7%)	13.7	pts	(14.5%)	(24.3%)	9.8	pts
Current accident year net loss ratio	93.4%	87.9%	5.5	pts	91.9%	88.8%	3.1	pts
Less estimated ratio increase (decrease) attributable to:
Ceded premium adjustments, prior accident years (2)	(0.7%)	(1.9%)	1.2	pts	(1.0%)	(1.2%)	0.2	pts
Current accident year net loss ratio, excluding the effect of prior year ceded premium (3)	94.1%	89.8%	4.3	pts	92.9%	90.0%	2.9	pts

(1)	Net losses, as specified, divided by net premiums earned.

(2)
Reductions to premiums owed under reinsurance agreements for prior accident years increased net premiums earned (the denominator of the current accident year ratio) for the 2018 and 2017 three- and nine-month periods. See the discussion in the Premiums section for our Specialty P&C segment under the heading "Ceded Premiums Written" for additional information.

(3)
The current accident year net loss ratio, excluding the effect of prior year ceded premium adjustments, for the 2018 three- and nine-month periods increased 4.3 and 2.9 percentage points, respectively, as compared to the same respective periods of 2017. During the third quarter of 2018, we reduced net premiums earned by $2.3 million due to changes in premium on loss sensitive policies which accounted for approximately 2.7 and 0.6 percentage points of the increase in the current accident year net loss ratio for the 2018 three- and nine-month periods, respectively. In addition, the increase in both the 2018 three- and nine-month periods was driven by an increase in expected losses in our excess and surplus lines business, which accounted for approximately 1.8 and 2.0 percentage points of the increase, respectively. The current accident year net loss ratio for 2018 nine-month period also reflected the effect of a loss portfolio transfer (net premiums earned at a 95% loss ratio) entered into during the second quarter of 2018, as previously discussed.

We recognized net favorable loss development related to our previously established reserves of $14.4 million and $55.0 million during the three and nine months ended September 30, 2018, respectively, and $30.1 million and $81.9 million during the same respective periods of 2017. We re-evaluate our previously established reserve each quarter based on our most recently available claims data and currently available industry trend information. Development recognized during the three and nine months ended September 30, 2018 principally related to accident years 2011 through 2015. Development recognized during the three and nine months ended September 30, 2017 principally related to accident years 2010 through 2014.

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
Underwriting, Policy Acquisition and Operating Expenses
Our Specialty P&C segment underwriting, policy acquisition and operating expenses were comprised as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2018	2017	Change		2018	2017	Change
DPAC amortization	$12,901	$12,184	$717	5.9%	$38,886	$34,699	$4,187	12.1%
Management fees	2,018	2,004	14	0.7%	5,504	5,156	348	6.7%
Other underwriting and operating expenses	13,012	12,628	384	3.0%	39,443	38,746	697	1.8%
Total	$27,931	$26,816	$1,115	4.2%	$83,833	$78,601	$5,232	6.7%
DPAC amortization increased for the three and nine months ended September 30, 2018 as compared to the same respective periods of 2017 driven by an increase in commission and brokerage expenses and, to a lesser extent, a decrease in ceding commission income, which is an offset to expense, primarily due to a reduction in premiums ceded to Syndicate 1729.
Management fees are charged pursuant to a management agreement by the Corporate segment to the operating subsidiaries within our Specialty P&C segment for services provided, based on the extent to which services are provided to the subsidiary and the amount of premium written by the subsidiary. While the terms of the management agreement were consistent between 2017 and 2018, fluctuations in the amount of premium written by each subsidiary can result in corresponding variations in the management fee charged to each subsidiary during a particular period. The management fees charged to the Specialty P&C segment for the 2018 nine-month period primarily reflected the increase in premiums written due to a loss portfolio transfer entered into during the second quarter of 2018 (see discussion under the heading "Gross Premiums Written").
Other underwriting and operating expenses increased during the 2018 three- and nine-month periods as compared to the same respective periods of 2017 primarily driven by the effect of a guaranty fund recoupment received in the third quarter of 2017, which is an offset to expense.
Underwriting Expense Ratio (the Expense Ratio)
Our expense ratio for the Specialty P&C segment for the three and nine months ended September 30, 2018 and 2017, respectively, was as follows:

	Three Months Ended September 30				Nine Months Ended September 30
	2018	2017	Change		2018	2017	Change
Underwriting expense ratio	23.1%	22.9%	0.2	pts	22.2%	23.3%	(1.1)	pts
The underwriting expense ratio remained relatively flat for the 2018 three-month period and decreased for the 2018 nine-month period as compared to the same respective periods of 2017. The decrease in the underwriting expense ratio for the 2018 nine-month period was due to the impact of a loss portfolio transfer entered into during the second quarter of 2018 (net premiums earned with minimal associated operating expenses), which accounted for a 1.5 percentage point decrease in the underwriting expense ratio (see further discussion under the heading "Gross Premiums Written"). After removing the impact of the loss portfolio transfer, the underwriting expense ratio increased slightly in the 2018 nine-month period primarily due to the effect of the increase in DPAC amortization, as previously discussed, largely offset by an increase in net premiums earned as compared to the same respective period of 2017.

Segregated Portfolio Cell Dividend (Expense) Income
During the third quarter of 2018, we reorganized our segment reporting which resulted in the creation of a new segment: Segregated Portfolio Cell Reinsurance (see further discussion under the heading "ProAssurance Overview"). The Segregated Portfolio Cell Reinsurance segment provides the results of SPCs at our Eastern Re and Inova Re subsidiaries, including SPCs that assume healthcare professional liability business which were previously reported within our Specialty P&C segment. As such, there is no longer a SPC dividend expense reported in the Specialty P&C segment associated with these SPCs. See more information on our Cayman Islands SPC operations in the Segment Operating Results - Segregated Portfolio Cell Reinsurance section that follows.
The SPC dividend expense for the nine months ended September 30, 2017 represented a one-time $5.2 million pre-tax expense related to previously unrecognized SPC dividend expense for the cumulative earnings of unrelated parties that have owned SPCs at various times since 2003 within a Bermuda captive insurance operation. Historically, within our HCPL business, we have written a limited number of segregated cell captive programs through this Bermuda captive arrangement and the use of this facility has declined as the HCPL insurance market has softened. The SPC dividend expense attributable to those cells was unrelated to the captive operations of our Eastern Re subsidiary.

Segment Operating Results - Workers' Compensation Insurance
As previously discussed under the heading "ProAssurance Overview," we reorganized our segment reporting in the third quarter of 2018 which resulted in the creation of a new segment: Segregated Portfolio Cell Reinsurance. The underwriting results of the SPCs at Eastern Re and Inova Re that assume workers’ compensation business were previously reported in our Workers’ Compensation segment and are now reported in our Segregated Portfolio Cell Reinsurance segment. The traditional workers' compensation business remains in the Workers' Compensation segment which has been renamed to "Workers' Compensation Insurance." All prior period segment information has been recast to conform to the current period presentation. See further information regarding our segments in Note 13 of the Notes to Condensed Consolidated Financial Statements.
Our Workers' Compensation Insurance segment provides workers' compensation products to employers generally with 1,000 or fewer employees. Workers' compensation products offered include guaranteed cost policies, policyholder dividend policies, retrospectively-rated policies, deductible policies and alternative market solutions. Alternative market products include program design, fronting, claims administration, risk management, SPC rental, asset management and SPC management services. Alternative market premiums are 100% ceded to either the SPCs within our Segregated Portfolio Cell Reinsurance segment or, to a limited extent, unaffiliated captive insurers. Our Workers' Compensation Insurance segment operating results reflected pre-tax underwriting profit or loss from these workers' compensation products, exclusive of investment results, which are included in our Corporate segment. Segment operating results included the following:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2018	2017	Change		2018	2017	Change
Net premiums written	$45,945	$40,559	$5,386	13.3%	$150,581	$134,154	$16,427	12.2%

Net premiums earned	$47,296	$41,540	$5,756	13.9%	$135,230	$122,247	$12,983	10.6%
Other income	376	535	(159)	(29.7%)	1,828	1,716	112	6.5%
Net losses and loss adjustment expenses	(30,650)	(27,065)	(3,585)	13.2%	(87,794)	(79,520)	(8,274)	10.4%
Underwriting, policy acquisition and operating expenses	(15,410)	(13,912)	(1,498)	10.8%	(41,545)	(38,912)	(2,633)	6.8%
Segment operating results	$1,612	$1,098	$514	46.8%	$7,719	$5,531	$2,188	39.6%

Net loss ratio	64.8%	65.2%	(0.4)	pts	64.9%	65.0%	(0.1)	pts
Underwriting expense ratio	32.6%	33.5%	(0.9)	pts	30.7%	31.8%	(1.1)	pts
Premiums Written
Our workers’ compensation premium volume is driven by five primary factors: (1) the amount of new business written, (2) audit premium, (3) retention of our existing book of business, (4) premium rates charged on our renewal book of business and (5) changes in payroll exposure.
Gross, ceded and net premiums written were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2018	2017	Change		2018	2017	Change
Gross premiums written	$65,719	$59,843	$5,876	9.8%	$228,271	$203,733	$24,538	12.0%
Less: Ceded premiums written	19,774	19,284	490	2.5%	77,690	69,579	8,111	11.7%
Net premiums written	$45,945	$40,559	$5,386	13.3%	$150,581	$134,154	$16,427	12.2%

Gross Premiums Written
Gross premiums written by product were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2018	2017	Change		2018	2017	Change
Traditional business:
Guaranteed cost	$39,601	$33,728	$5,873	17.4%	$122,474	$106,982	$15,492	14.5%
Policyholder dividend	4,551	4,582	(31)	(0.7%)	17,737	16,088	1,649	10.2%
Deductible	2,277	1,939	338	17.4%	7,236	7,086	150	2.1%
Retrospective	369	27	342	1,266.7%	6,013	3,663	2,350	64.2%
Other	2,123	2,475	(352)	(14.2%)	7,305	6,290	1,015	16.1%
Alternative market business	16,798	17,092	(294)	(1.7%)	67,506	63,624	3,882	6.1%
Total	$65,719	$59,843	$5,876	9.8%	$228,271	$203,733	$24,538	12.0%
Gross premiums written in our traditional business increased during the three and nine months ended September 30, 2018 as compared to the same respective periods of 2017, which primarily reflected new business written, including $3.1 million and $11.1 million, respectively, of premiums written related to the third quarter 2017 acquisition of the Great Falls book of business and an improvement in renewal pricing. The growth in our alternative market business for the nine months ended September 30, 2018 primarily reflects new business written and an improvement in renewal pricing. We retained 16 of the 17 available alternative market programs up for renewal during the nine months ended September 30, 2018, including the 2 programs available for renewal during the third quarter of 2018.
New business, audit premium, retention and renewal price changes for both the traditional business and the alternative market business are shown in the table below:

	Three Months Ended September 30
	2018			2017
($ in millions)	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results
New business	$10.2	$1.6	$11.8	$7.1	$2.1	$9.2
Audit premium (including EBUB)	$0.6	$0.6	$1.2	$0.4	$0.3	$0.7
Retention rate (1)	85%	87%	85%	85%	92%	87%
Change in renewal pricing (2)	1%	1%	1%	(5%)	(4%)	(5%)

	Nine Months Ended September 30
	2018			2017
($ in millions)	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results
New business	$34.2	$7.0	$41.2	$24.2	$8.5	$32.7
Audit premium (including EBUB)	$2.6	$1.0	$3.6	$2.1	$0.7	$2.8
Retention rate (1)	85%	91%	87%	86%	94%	88%
Change in renewal pricing (2)	(1%)	—%	—%	(4%)	(4%)	(4%)

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

Ceded Premiums Written
Ceded premiums written were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2018	2017	Change		2018	2017	Change
Premiums ceded to SPCs	$16,275	$16,032	$243	1.5%	$63,214	$57,660	$5,554	9.6%
Premiums ceded to external reinsurers	3,429	2,573	856	33.3%	9,502	6,928	2,574	37.2%
Premiums ceded to unaffiliated captive insurers	523	1,059	(536)	(50.6%)	4,292	5,963	(1,671)	(28.0%)
Change in return premium estimate under external reinsurance	(453)	(380)	(73)	(19.2%)	682	(972)	1,654	170.2%
Total ceded premiums written	$19,774	$19,284	$490	2.5%	$77,690	$69,579	$8,111	11.7%
Our Workers' Compensation Insurance segment cedes alternative market business under a 100% quota share reinsurance agreement, net of a ceding commission, to SPCs in our Segregated Portfolio Cell Reinsurance segment. The ceding commission consists of an amount for fronting fees, cell rental fees, commissions, premium taxes, claims administration fees and risk management fees. The fronting fees, commissions, premium taxes and risk management fees are recorded as an offset to underwriting, policy acquisition and operating expenses (see discussion that follows under the heading "Underwriting, Policy Acquisition and Operating Expenses"). Cell rental fees are recorded as a component of other income and claims administration fees are recorded as ceded ULAE.
Under our external reinsurance agreement, we retain the first $0.5 million in risk insured by us and cede losses in excess of this amount on each loss occurrence under our primary external reinsurance contract. Per our reinsurance agreements, we cede premiums related to our traditional business on an earned premium basis. The increase in premiums ceded to external reinsurers during the three and nine months ended September 30, 2018 was driven by an increase in earned premium, an increase in reinsurance rates effective May 1, 2018 and a decrease in revenue sharing with our reinsurance broker, primarily due to a change in estimate during the second quarter of 2017.
The decrease in premiums ceded to unaffiliated captive insurers during the three and nine months ended September 30, 2018 reflected the impact of the 2017 designed consolidation of two unaffiliated captive programs. During 2017, we added one new alternative market program that writes business previously ceded to two non-renewed unaffiliated captive programs.
Changes in the return premium estimate reflected the loss experience under the reinsurance contract for the three and nine months ended September 30, 2018 and 2017. The decrease in the return premium estimate for the nine months ended September 30, 2018 primarily reflected unfavorable development on a reinsured claim in a prior contract year.
Ceded Premiums Ratio
Ceded premiums ratio was as follows:

	Three Months Ended September 30				Nine Months Ended September 30
	2018	2017	Change		2018	2017	Change
Ceded premiums ratio, as reported	34.2%	35.0%	(0.8)	pts	34.6%	35.0%	(0.4)	pts
Less the effect of:
Premiums ceded to SPCs (100%)	25.8%	26.0%	(0.2)	pts	25.0%	26.2%	(1.2)	pts
Premiums ceded to unaffiliated captive insurers (100%)	2.4%	4.0%	(1.6)	pts	2.7%	4.2%	(1.5)	pts
Return premium estimated under external reinsurance	(0.9%)	(0.9%)	—	pts	0.5%	(0.8%)	1.3	pts
Assumed premiums earned	(0.3%)	(0.3%)	—	pts	(0.3%)	(0.3%)	—	pts
Ceded premiums ratio, less the effects of above	7.2%	6.2%	1.0	pts	6.7%	5.7%	1.0	pts
The above table reflects ceded premiums earned as a percent of gross premiums earned. As discussed above, we cede premiums related to our traditional business to external reinsurers on an earned premium basis. The increase in the ceded premiums ratio for the three and nine months ended September 30, 2018 when compared to the same respective periods of 2017 primarily reflected an increase in reinsurance rates and the impact of broker revenue sharing, as previously discussed.

Net Premiums Earned
Net premiums earned were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2018	2017	Change		2018	2017	Change
Gross premiums earned	$71,835	$63,934	$7,901	12.4%	$206,927	$188,058	$18,869	10.0%
Less: Ceded premiums earned	24,539	22,394	2,145	9.6%	71,697	65,811	5,886	8.9%
Net premiums earned	$47,296	$41,540	$5,756	13.9%	$135,230	$122,247	$12,983	10.6%
Net premiums earned consist of gross premiums earned less the portion of earned premiums that we cede to SPCs in our Segregated Portfolio Cell Reinsurance segment, external reinsurers or unaffiliated captive insurers. Because premiums are generally earned pro rata over the entire policy period, fluctuations in premiums earned tend to lag those of premiums written. Our workers’ compensation policies are twelve-month policies and premiums are earned on a pro rata basis over the policy period. Net premiums earned also include premium adjustments related to the audit of our insureds' payrolls. Payroll audits are conducted subsequent to the end of the policy period and any related adjustments are recorded as fully earned in the current period. In addition, we record an estimate for EBUB and evaluate the estimate on a quarterly basis. We did not adjust the EBUB estimate during the three and nine months ended September 30, 2018 or 2017. The increase in net premiums earned primarily reflected the pro rata effect of higher net premiums written during the preceding twelve months.
Losses and Loss Adjustment Expenses
The following table summarizes calendar year net loss ratios by separating losses between the current accident year and all prior accident years. Calendar year and current accident year net loss ratios by component were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
	2018	2017	Change		2018	2017	Change
Calendar year net loss ratio	64.8%	65.2%	(0.4)	pts	64.9%	65.0%	(0.1)	pts
Less impact of prior accident years on the net loss ratio	(5.9%)	(0.9%)	(5.0)	pts	(3.1%)	(1.0%)	(2.1)	pts
Current accident year net loss ratio	70.7%	66.1%	4.6	pts	68.0%	66.0%	2.0	pts
The current accident year net loss ratio for the 2018 three- and nine-month periods was 70.7% and 68.0%, respectively, as compared to 66.1% and 66.0% for the same respective periods of 2017. The increase in the current accident year net loss ratio reflected an increase in claim trends in 2018, including the impact of severity-related claim activity related to economic growth trends and the increase in new and less experienced workers to the workforce.
Calendar year incurred losses ceded to our external reinsurers totaled $5.1 million and $18.2 million for the three and nine months ended September 30, 2018, respectively, compared to ceded incurred losses of $7.6 million and $14.7 million for the same respective periods of 2017. The increase in ceded incurred losses for the nine months ended September 30, 2018 primarily reflected the aforementioned increase in severity-related claim activity.
We recognized net favorable prior year development related to our previously established reserve of $2.8 million and $4.2 million for the three and nine months ended September 30, 2018, respectively, as compared to $0.4 million and $1.2 million for the same respective periods of 2017. The net favorable prior year development for the three and nine months ended September 30, 2018 reflected overall favorable trends in claim closing patterns, primarily in the 2015 and 2016 accident years. For both the three and nine months ended September 30, 2018 and 2017, the net favorable prior year development included $0.4 million and $1.2 million, respectively, related to the amortization of the purchase accounting fair value adjustment.
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
Our Workers' Compensation Insurance segment underwriting, policy acquisition and operating expenses were comprised as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2018	2017	Change		2018	2017	Change
DPAC amortization	$9,793	$8,514	$1,279	15.0%	$24,798	$23,451	$1,347	5.7%
Management fees	492	448	44	9.8%	1,707	1,524	183	12.0%
Other underwriting and operating expenses	9,957	9,265	692	7.5%	28,340	27,079	1,261	4.7%
SPC commission income offset	(4,832)	(4,315)	(517)	12.0%	(13,300)	(13,142)	(158)	1.2%
Total	$15,410	$13,912	$1,498	10.8%	$41,545	$38,912	$2,633	6.8%
The increase in DPAC amortization for the three and nine months ended September 30, 2018 as compared to the same respective periods of 2017 primarily reflected the increase in net premiums earned. The increase in other underwriting and operating expenses for the three and nine months ended September 30, 2018 as compared to the same respective periods of 2017 primarily reflected an increase in expenses associated with the start-up of our New England region through the Great Falls acquisition and an increase in compensation related costs.
Alternative market premiums written through our Workers' Compensation Insurance segment's alternative market business unit are 100% ceded, less a ceding commission, to either the SPCs in our Segregated Portfolio Cell Reinsurance segment or, to a limited extent, unaffiliated captive insurers. SPC ceding commission income includes fronting fees, commissions, premium taxes and risk management fees, which are reported as an offset to underwriting, policy acquisition and operating expenses.
Underwriting Expense Ratio (the Expense Ratio)
The underwriting expense ratio included the impact of the following:

	Three Months Ended September 30				Nine Months Ended September 30
	2018	2017	Change		2018	2017	Change
Underwriting expense ratio, as reported	32.6%	33.5%	(0.9)	pts	30.7%	31.8%	(1.1)	pts
Less estimated ratio increase (decrease) attributable to:
Impact of commission income received from SPCs	3.2%	4.0%	(0.8)	pts	2.9%	3.2%	(0.3)	pts
Amortization of intangible assets	1.2%	1.2%	—	pts	1.3%	1.2%	0.1	pts
Management fees	0.7%	0.7%	—	pts	0.9%	0.8%	0.1	pts
Impact of audit premium	(0.2%)	(0.2%)	—	pts	(0.3%)	(0.3%)	—	pts
Impact of return premium estimate	(0.2%)	(0.2%)	—	pts	0.1%	(0.1%)	0.2	pts
Underwriting expense ratio, less listed effects	27.9%	28.0%	(0.1)	pts	25.8%	27.0%	(1.2)	pts
The decrease in the expense ratio for the nine months ended September 30, 2018, exclusive of the items noted in the table, primarily reflected the increase in net premiums earned. There were no other individually significant variances by expense category that contributed to the remaining decrease in the expense ratio.

Segment Operating Results - Segregated Portfolio Cell Reinsurance
As previously discussed under the heading "ProAssurance Overview," we reorganized our segment reporting in the third quarter of 2018 which resulted in the creation of the Segregated Portfolio Cell Reinsurance segment. See further information regarding our segments in Note 13 of the Notes to Condensed Consolidated Financial Statements.
The Segregated Portfolio Cell Reinsurance segment reflects the operating results (underwriting profit or loss, plus investment results) of SPCs at Eastern Re and Inova Re, our Cayman Islands SPC operations. As of September 30, 2018, there were 24 (20 active) SPCs. The SPCs assume workers' compensation insurance, healthcare professional liability insurance or a combination of the two from our Workers' Compensation Insurance and Specialty P&C segments. SPCs are segregated pools of assets and liabilities that provide an insurance facility for a defined set of risks. Assets of each SPC are solely for the benefit of that individual cell and each SPC is solely responsible for the liabilities of that individual cell. Assets of one SPC are statutorily protected from the creditors of the others. Each SPC is owned, fully or in part, by an agency, group or association and the operating results of the SPCs are due to the owners of that cell. We participate to a varying degree in the results of selected SPCs and, for the SPCs in which we participate, our ownership interest is as low as 25% and as high as 85%. SPC operating results due to external cell owners are reflected as a SPC dividend expense in our Segregated Portfolio Cell Reinsurance segment. In addition, our Segregated Portfolio Cell Reinsurance segment includes the SPC investment results as the investments are solely for the benefit of the cell participants and investment results due to external cell owners are reflected in the SPC dividend expense. Segment operating results reflects our share of the underwriting and investment results of the SPCs in which we participate, and included the following:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2018	2017	Change		2018	2017	Change
Net premiums written	$14,832	$14,360	$472	3.3%	$60,709	$54,581	$6,128	11.2%

Net premiums earned	$18,963	$17,157	$1,806	10.5%	$54,247	$50,651	$3,596	7.1%
Net investment income	371	290	81	27.9%	1,100	742	358	48.2%
Net realized gains (losses)	1,397	944	453	48.0%	467	2,715	(2,248)	(82.8%)
Other income	86	33	53	160.6%	176	83	93	112.0%
Net losses and loss adjustment expenses	(8,560)	(8,903)	343	(3.9%)	(27,561)	(26,308)	(1,253)	4.8%
Underwriting, policy acquisition and operating expenses	(5,516)	(5,147)	(369)	7.2%	(16,070)	(15,239)	(831)	5.5%
SPC net operating results	6,741	4,374	2,367	54.1%	12,359	12,644	(285)	(2.3%)
SPC dividend (expense) income(1)	(5,255)	(2,891)	(2,364)	81.8%	(9,787)	(8,895)	(892)	10.0%
Segment operating results(2)	$1,486	$1,483	$3	0.2%	$2,572	$3,749	$(1,177)	(31.4%)

Net loss ratio	45.1%	51.9%	(6.8)	pts	50.8%	51.9%	(1.1)	pts
Underwriting expense ratio	29.1%	30.0%	(0.9)	pts	29.6%	30.1%	(0.5)	pts
(1) Represents the operating (profit) loss due to external cell owners.
(2) Represents our share of the operating profit (loss) of the SPCs in which we participate.
During the first quarter of 2018, we restructured our Cayman Islands SPC operations. Effective January 1, 2018, all new and renewing alternative market business previously ceded to the SPCs at Eastern Re, with the exception of one program, is now ceded to SPCs operated by a newly formed wholly owned Cayman Islands subsidiary, Inova Re. As part of the restructuring, all SPCs previously operated by Eastern Re, with the exception of one program, ceased assuming new and renewing business on or after January 1, 2018. The external cell owners' cumulative undistributed earnings and the results of all SPCs for the current period due to external cell owners continue to be reported as SPC dividends payable and SPC dividend expense, respectively.

Premiums Written
Premiums in our Segregated Portfolio Cell Reinsurance segment are 100% assumed from either our Workers' Compensation Insurance or Specialty P&C segments. SPC premium volume is driven by five primary factors: (1) the amount of new business written, (2) retention of the existing book of business, (3) premium rates charged on the renewal book of business and, for workers' compensation business, (4) audit premium and (5) changes in payroll exposure.
Gross, ceded and net premiums written were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2018	2017	Change		2018	2017	Change
Gross premiums written	$16,799	$16,305	$494	3.0%	$68,255	$61,479	$6,776	11.0%
Less: Ceded premiums written	1,967	1,945	22	1.1%	7,546	6,898	648	9.4%
Net premiums written	$14,832	$14,360	$472	3.3%	$60,709	$54,581	$6,128	11.2%
Gross Premiums Written
Gross premiums written reflected reinsurance premiums assumed by component as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2018	2017	Change		2018	2017	Change
Workers' compensation	$16,275	$16,032	$243	1.5%	$63,214	$57,660	$5,554	9.6%
Healthcare professional liability	524	273	251	91.9%	5,041	3,819	1,222	32.0%
Gross Premiums Written	$16,799	$16,305	$494	3.0%	$68,255	$61,479	$6,776	11.0%
Gross premiums written for the 2018 and 2017 three- and nine-month periods was primarily comprised of workers' compensation coverages assumed from our Workers' Compensation Insurance segment. Gross premiums written increased during the three and nine months ended September 30, 2018 as compared to the same respective periods of 2017, driven by new business written and an improvement in renewal pricing. We retained 16 of the 17 available alternative market programs up for renewal during the nine months ended September 30, 2018, including the 2 programs available for renewal during the third quarter of 2018.
New business, audit premium, retention and renewal price changes for the assumed workers' compensation premium is shown in the table below:

	Three Months Ended September 30		Nine Months Ended September 30
($ in millions)	2018	2017	2018	2017
New business	$1.6	$2.1	$7.0	$8.5
Audit premium (including EBUB)	$0.6	$0.3	$1.0	$0.7
Retention rate (1)	87%	92%	91%	94%
Change in renewal pricing (2)	1%	(4%)	—%	(4%)
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

Ceded Premiums Written
Ceded premiums written were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2018	2017	Change		2018	2017	Change
Ceded premiums written	$1,967	$1,945	$22	1.1%	$7,546	$6,898	$648	9.4%
For the workers' compensation business, each SPC has in place its own external reinsurance arrangements. The healthcare professional liability business is assumed net of reinsurance from our Specialty P&C segment; therefore, there are no ceded premiums related to the healthcare professional liability business reflected in the table above. The risk retention for each loss occurrence ranges from $0.3 million to $0.35 million based on the program. Per the SPC external reinsurance agreements, premiums are ceded on a written premium basis and the slight increase in premiums ceded to external reinsurers during the three and nine months ended September 30, 2018 primarily reflected an increase in written premium. External reinsurance rates vary based on the alternative market program.
Ceded Premiums Ratio
Ceded premiums ratio was as follows:

	Three Months Ended September 30				Nine Months Ended September 30
	2018	2017	Change		2018	2017	Change
Ceded premiums ratio	12.1%	12.1%	—	pts	11.9%	12.0%	(0.1)	pts
The above table reflects ceded premiums as a percent of gross premiums written for the workers' compensation business only; healthcare professional liability business is assumed net of reinsurance, as discussed above. The ceded premiums ratio remained relatively unchanged for both the 2018 three- and nine-month periods as compared to the same respective periods of 2017.
Net Premiums Earned
Gross, ceded and net premiums earned were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2018	2017	Change		2018	2017	Change
Gross premiums earned	$21,476	$19,340	$2,136	11.0%	$61,069	$57,122	$3,947	6.9%
Less: Ceded premiums earned	2,513	2,183	330	15.1%	6,822	6,471	351	5.4%
Net premiums earned	$18,963	$17,157	$1,806	10.5%	$54,247	$50,651	$3,596	7.1%
Net premiums earned consist of gross premiums earned less the portion of earned premiums that the SPCs cede to external reinsurers. Because premiums are generally earned pro rata over the entire policy period, fluctuations in premiums earned tend to lag those of premiums written. Policies ceded to the SPCs are twelve month term policies and premiums are earned on a pro rata basis over the policy period. Net premiums earned also include premium adjustments related to the audit of workers' compensation insureds' payrolls. Payroll audits are conducted subsequent to the end of the policy period and any related adjustments are recorded as fully earned in the current period. The increase in net premiums earned primarily reflected the pro rata effect of higher net premiums written during the preceding twelve months.
Net Investment Income and Net Realized Investment Gains (Losses)
Net investment income for the 2018 and 2017 three- and nine-month periods was primarily attributable to interest earned on available-for-sale fixed maturity investments, which primarily includes investment-grade corporate debt securities. Net realized investment gains during the 2018 and 2017 three- and nine-month periods primarily reflected changes in the value of the SPCs' equity trading portfolio.

Losses and Loss Adjustment Expenses
The following table summarizes the calendar year net loss ratios by separating losses between the current accident year and all prior accident years. Calendar year and current accident year net loss ratios were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
	2018	2017	Change		2018	2017	Change
Calendar year net loss ratio	45.1%	51.9%	(6.8)	pts	50.8%	51.9%	(1.1)	pts
Less impact of prior accident years on the net loss ratio	(19.7%)	(11.0%)	(8.7)	pts	(15.2%)	(12.7%)	(2.5)	pts
Current accident year net loss ratio	64.8%	62.9%	1.9	pts	66.0%	64.6%	1.4	pts
Less impact of audit premium related to workers' compensation business	(2.2%)	(0.9%)	(1.3)	pts	(1.2%)	(1.0%)	(0.2)	pts
Current accident year net loss ratio, excluding the effect of audit premium	67.0%	63.8%	3.2	pts	67.2%	65.6%	1.6	pts
The current accident year net loss ratio reflected the aggregate loss ratio for all programs. Loss reserves are estimated for each program on a quarterly basis. Due to the size of some of the programs, quarterly claims activity can cause the current accident year net loss ratio to fluctuate significantly from period to period. The increase in the accident year net loss ratio primarily reflected the impact of economic growth trends and an increase in new and less experienced workers to the workforce.
Calendar year incurred losses ceded to our external reinsurers increased $1.9 million and $0.3 million for the 2018 three- and nine-month periods, respectively, as compared to the same periods of 2017.
We recognized net favorable prior year development of $3.7 million and $8.2 million for the three and nine months ended September 30, 2018, respectively, and $1.9 million and $6.4 million for the same respective periods of 2017, which primarily reflected better than expected claim trends in the 2015, 2016 and 2017 accident years. The improved claim trends reflected lower frequency and severity than anticipated at the time the reserves were established.
Audit premium from workers' compensation insureds results in a decrease in the net loss ratio, whereas audit premium returned to workers' compensation insureds results in an increase in the net loss ratio. We recognized audit premium of $0.6 million and $1.0 million in the three and nine months ended September 30, 2018, respectively, and $0.3 million and $0.7 million in the same respective periods of 2017, the effect of which is reflected in the previous table. We estimate our current accident year losses and loss adjustment expenses based on the underlying actuarial methodologies without consideration of audit premium. As a result, we removed the effects of audit premium in the previous table for purposes of evaluating the current accident year net loss ratio.

Underwriting, Policy Acquisition and Operating Expenses
Our Segregated Portfolio Cell Reinsurance segment underwriting, policy acquisition and operating expenses were comprised as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2018	2017	Change		2018	2017	Change
DPAC amortization	$5,291	$4,995	$296	5.9%	$15,448	$14,773	$675	4.6%
Other underwriting and operating expenses	225	152	73	48.0%	622	466	156	33.5%
Total	$5,516	$5,147	$369	7.2%	$16,070	$15,239	$831	5.5%
DPAC amortization primarily represented the amortization of ceding commissions, which vary by program and are paid to our Workers' Compensation Insurance and Specialty P&C segments for premiums assumed. Ceding commissions include an amount for fronting fees, commissions, premium taxes and risk management fees, which are reported as an offset to underwriting, policy acquisition and operating expenses within our Workers' Compensation Insurance and Specialty P&C segments. In addition, ceding commissions paid to our Workers' Compensation Insurance segment include cell rental fees which are recorded as other income within our Workers' Compensation Insurance segment.
Underwriting Expense Ratio (the Expense Ratio)
The underwriting expense ratio included the impact of the following:

	Three Months Ended September 30				Nine Months Ended September 30
	2018	2017	Change		2018	2017	Change
Underwriting expense ratio, as reported	29.1%	30.0%	(0.9)	pts	29.6%	30.1%	(0.5)	pts
Less impact of audit premium on expense ratio	(1.0%)	(0.4%)	(0.6)	pts	(0.5%)	(0.5%)	—	pts
Underwriting expense ratio, excluding the effect of audit premium	30.1%	30.4%	(0.3)	pts	30.1%	30.6%	(0.5)	pts

Segment Operating Results - Lloyd's Syndicates
Our Lloyd's Syndicates segment includes operating results from our participation in certain Syndicates in Lloyd's of London. We have a total capital commitment to support our Lloyd's Syndicate operations through 2022 of up to $200 million. For the 2018 underwriting year, we have satisfied our capital commitment with investment securities deposited with Lloyd's (also referred to as FAL) which at September 30, 2018 had a fair value of approximately $125.4 million, as discussed in Note 3 of the Notes to Condensed Consolidated Financial Statements.
We normally report results from our involvement in Lloyd's Syndicates on a quarter delay, except when information is available that is material to the current period. Furthermore, the investment results associated with our FAL investments and certain U.S. paid administrative expenses are reported concurrently as that information is available on an earlier time frame.
Lloyd's Syndicate 1729. We are the majority capital provider to Syndicate 1729, which covers a range of property and casualty insurance and reinsurance lines. For the 2018 underwriting year, we increased our participation in the operating results of Syndicate 1729 from 58% to 62% which, due to the quarter delay, was not reflected in our Lloyd's Syndicates segment results until the second quarter of 2018. The remaining capital for Syndicate 1729 is provided by unrelated third parties, including private names and other corporate members. Syndicate 1729 has a maximum underwriting capacity of £132.0 million for the 2018 underwriting year, of which £82.0 million ($106.9 million based on September 30, 2018 exchange rates) is our allocated underwriting capacity. We are satisfying our capital commitment to support Syndicate 1729 with our FAL securities, as discussed above.
Lloyd's Syndicate 6131. Beginning in the second quarter of 2018, our Lloyd's Syndicates segment includes the operating results of a SPA, Syndicate 6131, which began writing business effective January 1, 2018. As a SPA, Syndicate 6131 is only allowed to underwrite one quota share reinsurance contract with Syndicate 1729. We are the sole (100%) capital provider to Syndicate 6131 and are satisfying our capital commitment with our FAL securities, as previously discussed. Syndicate 6131 has a maximum underwriting capacity of £8.0 million ($10.4 million based on September 30, 2018 exchange rates) for the 2018 underwriting year and will focus on contingency and specialty property business.
For the three and nine months ended September 30, 2018 and 2017, our Lloyd's Syndicates segment results include our participation in Lloyd's of London Syndicates, as discussed above, and 100% of the operating results of our wholly owned subsidiaries that support our Lloyd's Syndicates and were composed as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2018	2017	Change		2018	2017	Change
Gross premiums written	$26,387	$20,972	$5,415	25.8%	$62,949	$56,995	$5,954	10.4%
Ceded premiums written	(1,756)	(2,199)	443	(20.1%)	(16,610)	(12,440)	(4,170)	33.5%
Net premiums written	$24,631	$18,773	$5,858	31.2%	$46,339	$44,555	$1,784	4.0%

Net premiums earned	$19,022	$16,318	$2,704	16.6%	$48,987	$45,374	$3,613	8.0%
Net investment income	783	412	371	90.0%	2,370	1,194	1,176	98.5%
Net realized gains (losses)	(98)	31	(129)	(416.1%)	(404)	105	(509)	(484.8%)
Other income (expense)	352	(1,881)	2,233	118.7%	247	(1,641)	1,888	(115.1%)
Net losses and loss adjustment expenses	(10,032)	(20,444)	10,412	(50.9%)	(31,023)	(40,718)	9,695	(23.8%)
Underwriting, policy acquisition and operating expenses	(8,439)	(6,723)	(1,716)	25.5%	(23,745)	(19,786)	(3,959)	20.0%
Income tax benefit (expense)	361	(61)	422	(691.8%)	355	495	(140)	(28.3%)
Segment operating results	$1,949	$(12,348)	$14,297	(115.8%)	$(3,213)	$(14,977)	$11,764	(78.5%)

Net loss ratio	52.7%	125.3%	(72.6)	pts	63.3%	89.7%	(26.4)	pts
Underwriting expense ratio	44.4%	41.2%	3.2	pts	48.5%	43.6%	4.9	pts

As previously discussed, we normally report results from our involvement in Lloyd's Syndicates on a quarter delay. However, during the third quarter of 2017, Syndicate 1729 reported preliminary loss estimates in connection with Hurricanes Harvey, Irma and Maria, which affected Texas, several states in the southeastern U.S. and islands in the Caribbean. Due to the availability and significance of these estimates, we accelerated our reporting of these storm-related losses into the third quarter of 2017. We estimated our share (58% for the 2017 underwriting year) of the net pre-tax losses from these storms to be approximately $7.5 million net of reinsurance and reinstatement premiums, which were written and earned during the third quarter of 2017. No such adjustments were made during the nine months ended September 30, 2018.
Gross Premiums Written
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
Gross premiums written during the nine months ended September 30, 2018 consisted of casualty coverages (31% of total gross premiums written), property insurance coverages (37%), property reinsurance coverages (12%), catastrophe reinsurance coverages (17%) and specialty property coverages (3%). The increase in gross premiums written during the 2018 three- and nine-month periods as compared to the same respective periods of 2017 was primarily driven by our increased participation in the operating results of Syndicate 1729 and our participation in the operating results of Syndicate 6131, partially offset by the effect of reinstatement premiums received in the third quarter of 2017. The reinstatement premiums represented the additional premium payable to Syndicate 1729 to restore coverage limits that were exhausted under certain excess of loss reinsurance treaties as a result of the previously discussed reinsured storm-related losses and resulted in approximately $1.4 million of one-time premium written and fully earned during the third quarter of 2017.
As discussed in our Specialty P&C segment operating results, prior to January 1, 2018 Syndicate 1729 served as a reinsurer on a quota share basis for a wholly owned insurance subsidiary in our Specialty P&C segment. For premiums assumed, we include in gross premiums written an estimate of all premiums to be earned over the entire period covered by the reinsurance agreement, generally one year, in the quarter in which the reinsurance agreement becomes effective. Results from this ceding arrangement are reported in the Specialty P&C segment on the same quarter delay in order to be consistent with the Lloyd's Syndicates segment as the effect of doing so is not material. The quota share agreement with our Specialty P&C segment effective January 1, 2017 reflected revised contract terms which reduced premiums assumed by Syndicate 1729 by essentially half. Syndicate 1729 did not renew the quota share agreement with our Specialty P&C segment on January 1, 2018; however, due to the previously discussed quarter delay, the impact began to be reflected in each segment's operating results in second quarter of 2018.
The 2016 and 2015 calendar year quota share arrangements with our Specialty P&C segment were commuted in December 2017 and 2016, respectively. Due to the quarter delay, the effect of the 2016 and 2015 commutation was reported in both segments' results during the first quarters of 2018 and 2017, respectively, and is reflected in the Lloyd's Syndicates segment results for the nine months ended September 30, 2018 and 2017, respectively. The commutations did not differ significantly from previously recorded amounts.
Ceded Premiums Written
Syndicate 1729 utilizes reinsurance to provide capacity to write larger limits of liability on individual risks, to provide protection against catastrophic loss and to provide protection against losses in excess of policy limits. Ceded premiums written decreased in the three months ended September 30, 2018 primarily due to timing differences related to the purchase of reinsurance and changes to the estimate of premium owed under our reinsurance agreements as compared to the same period of 2017. Ceded premiums written increased for the nine months ended September 30, 2018 primarily due to the increased utilization of reinsurance on new business written directly by Syndicate 1729 to replace the business previously assumed through the quota share agreement with our Specialty P&C segment.
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

The increase in net premiums earned during the 2018 three- and nine-month periods primarily reflected the pro rata effect of shifts in the mix of premiums written during the preceding twelve months; a larger proportion of premiums were written through the open-market, as compared to previous years, which are predominately earned over twelve months. Increases in both the 2018 three- and nine-month periods were partially offset by the effect of reinstatement premiums earned associated with the storm-related losses in the third quarter of 2017, as previously discussed. For the 2018 nine-month period, the increase in gross premiums earned was largely offset by an increase in ceded premiums earned which primarily reflected the effect of higher ceded premiums written during the preceding twelve months due to a revision in our reinsurance agreements at the beginning of 2017. Net premiums earned for the three and nine months ended September 30, 2018 included premium assumed from our Specialty P&C segment of approximately $1.2 million and $4.5 million, respectively, and approximately $2.9 million and $9.5 million for the same respective periods of 2017.
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
The following table summarizes calendar year net loss ratios by separating losses between the current accident year and all prior accident years. Net loss ratios for the period were as follows:

	Net Loss Ratios
	Three Months Ended September 30				Nine Months Ended September 30
	2018	2017	Change		2018	2017	Change
Calendar year net loss ratio	52.7%	125.3%	(72.6)	pts	63.3%	89.7%	(26.4)	pts
Less impact of prior accident years on the net loss ratio	(3.4%)	0.7%	(4.1)	pts	0.6%	(1.3%)	1.9	pts
Current accident year net loss ratio	56.1%	124.6%	(68.5)	pts	62.7%	91.0%	(28.3)	pts
The current accident year net loss ratio decreased during the three and nine months ended September 30, 2018, respectively, as compared to the same periods of 2017 driven by the effect of the aforementioned storm-related losses and reinstatement premiums recognized during the third quarter of 2017, which accounted for approximately 40.3 and 18.6 points, respectively, of the decrease in the current accident year net loss ratio. After removing the impact of the prior period storm-related losses and reinstatement premiums, the decrease in the current accident year net loss ratio for the 2018 three- and nine-month periods reflected shifts in the mix of business earned, as previously discussed.
We recognized $0.6 million of favorable prior year development and $0.3 million of unfavorable prior year development for the three and nine months ended September 30, 2018, respectively, as compared to $0.1 million of unfavorable prior year development and $0.6 million of favorable prior year development for the same respective periods of 2017. The unfavorable prior year development for the nine months ended September 30, 2018 was driven by higher than expected losses and development on certain large claims which resulted in unfavorable development with respect to a previous year of account, slightly offset by the favorable prior year development recognized during the third quarter of 2018.
Underwriting, Policy Acquisition and Operating Expenses
Underwriting, policy acquisition and operating expenses increased by $1.7 million and $4.0 million for the three and nine months ended September 30, 2018, respectively, as compared to the same periods in 2017. The increase in both the 2018 three- and nine-month periods was primarily due to the anticipated growth in Syndicate 1729 operations, an increase in various operational expenses associated with establishing Syndicate 6131 and, to a lesser extent, an increase in DPAC amortization primarily due to an increase in broker commissions.
The increase in the underwriting expense ratio for the three and nine months ended September 30, 2018 was primarily due to the previously mentioned increase in operating expenses and broker commissions, partially offset by an increase in net premiums earned, as previously discussed.

Investments
Net investment income for the 2018 and 2017 three- and nine-month periods was primarily attributable to interest earned on our FAL investments, which primarily includes investment-grade corporate debt securities. In the fourth quarter of 2017, Syndicate 1729 expanded its fixed maturities portfolio to include certain debt securities classified as trading securities. Investment results associated with these fixed maturity trading securities are reported on the same quarter delay.
Taxes
Operating results of this segment are subject to U.K. income tax law.

Segment Operating Results - Corporate
As previously discussed under the heading "ProAssurance Overview," we reorganized our segment reporting in the third quarter of 2018 which resulted in the creation of a new segment: Segregated Portfolio Cell Reinsurance. The Segregated Portfolio Cell Reinsurance segment will include the results of investment assets solely allocated to SPC operations at our Cayman Islands reinsurance subsidiaries, Eastern Re and Inova Re, which were previously reported in our Corporate segment. All prior period segment information has been recast to conform to the current period presentation. See further information regarding our segments in Note 13 of the Notes to Condensed Consolidated Financial Statements.
Our Corporate segment includes investment operations, interest expense and U.S. income taxes, all of which are managed at the corporate level with the exception of investment assets solely allocated to either SPC operations or Lloyd's Syndicate operations. Our Corporate segment operating results also reflect non-premium revenues generated outside of our insurance entities and corporate expenses. Segment operating results for our Corporate segment were net earnings of $30.3 million and $58.7 million for the three and nine months ended September 30, 2018, respectively, and $19.9 million and $55.7 million for the same respective periods of 2017 and included the following:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2018	2017	Change		2018	2017	Change
Net investment income	$22,112	$23,027	$(915)	(4.0%)	$64,207	$67,656	$(3,449)	(5.1%)
Equity in earnings (loss) of unconsolidated subsidiaries	$5,228	$4,164	$1,064	25.6%	$12,247	$8,489	$3,758	44.3%
Net realized gains (losses)	$11,074	$6,774	$4,300	63.5%	$2,588	$15,990	$(13,402)	(83.8%)
Operating expense	$5,053	$4,989	$64	1.3%	$15,351	$21,062	$(5,711)	(27.1%)
Interest expense	$3,645	$4,124	$(479)	(11.6%)	$11,308	$12,402	$(1,094)	(8.8%)
Income tax expense (benefit)	$155	$5,963	$(5,808)	(97.4%)	$(3,584)	$4,962	$(8,546)	(172.2%)
Net Investment Income, Equity in Earnings (Loss) of Unconsolidated Subsidiaries, Net Realized Investment Gains (Losses)
Net Investment Income
Net investment income is primarily derived from the income earned by our fixed maturity securities and also includes dividend income from equity securities, income from our short-term and cash equivalent investments, earnings from other investments and increases in the cash surrender value of BOLI contracts. Investment fees and expenses are deducted from net investment income.
Net investment income by investment category was as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2018	2017	Change		2018	2017	Change
Fixed maturities	$16,038	$18,163	$(2,125)	(11.7%)	$48,244	$55,753	$(7,509)	(13.5%)
Equities	5,687	4,495	1,192	26.5%	15,553	12,437	3,116	25.1%
Short-term investments, including Other	1,276	1,125	151	13.4%	3,795	2,856	939	32.9%
BOLI	621	620	1	0.2%	1,525	1,517	8	0.5%
Investment fees and expenses	(1,510)	(1,376)	(134)	9.7%	(4,910)	(4,907)	(3)	0.1%
Net investment income	$22,112	$23,027	$(915)	(4.0%)	$64,207	$67,656	$(3,449)	(5.1%)

Fixed Maturities
The decrease in our investment income from fixed maturity securities for the 2018 three- and nine-month periods was due to lower average fixed maturity investment balances. We reduced the size of our fixed maturity portfolio over the last year in order to pay dividends and invest in other asset classes. On an overall basis, our average investment in fixed maturity securities was approximately 16% and 17% lower for the 2018 three- and nine-month periods, respectively, as compared to the same respective periods of 2017.
Average yields for our fixed maturity portfolio were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
Average income yield	3.3%	3.1%	3.3%	3.1%
Average tax equivalent income yield	3.4%	3.5%	3.4%	3.5%
Equities
Income from our equity portfolio increased during the 2018 three- and nine-month periods as compared to the same respective periods of 2017 which reflected an increase to our allocation to this asset category as well as a different mix of equities owned.
Other Investments and Short-term Investments
Short-term investments, which have a maturity at purchase of one year or less are carried at fair value, which approximates their cost basis, and are primarily composed of investments in U.S. treasury obligations, commercial paper and money market funds. Income from our other investments and short-term investments increased during the 2018 three- and nine-month periods as compared to the same respective periods of 2017 primarily due to higher earnings from our short-term investment holdings due to higher interest rates.
Equity in Earnings (Loss) of Unconsolidated Subsidiaries
Equity in earnings (loss) of unconsolidated subsidiaries was as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2018	2017	Change		2018	2017	Change
All other investments, primarily investment fund LPs/LLCs	$11,283	$8,227	$3,056	37.1%	$31,396	$22,590	$8,806	39.0%
Tax credit partnerships	(6,055)	(4,063)	(1,992)	49.0%	(19,149)	(14,101)	(5,048)	35.8%
Equity in earnings (loss) of unconsolidated subsidiaries	$5,228	$4,164	$1,064	25.6%	$12,247	$8,489	$3,758	44.3%
We hold interests in certain LPs/LLCs that generate earnings from trading portfolios, secured debt, debt securities, multi-strategy funds and private equity investments. The performance of the LPs/LLCs is affected by the volatility of equity and credit markets. For our investments in LPs/LLCs, we record our allocable portion of the partnership operating income or loss as the results of the LPs/LLCs become available. Our investment results from our portfolio of investments in LPs/LLCs for the 2018 three- and nine-month periods were affected primarily by the adoption of an accounting standard during the first quarter of 2018 around the recognition and measurement of financial assets and financial liabilities (see Note 1 of the Notes to Condensed Consolidated Financial Statements for additional detail regarding accounting changes adopted during the period). Under the new accounting standard, LPs/LLCs previously reported using the cost method are now reported at fair value with changes in fair value recognized in equity in earnings (loss) of unconsolidated subsidiaries. Excluding the effect of the adoption of the new accounting standard, our investment results from our portfolio of investments in LPs/LLCs decreased for the 2018 three- and nine-month periods primarily due to lower reported earnings from a few LP investments.
Our tax credit partnership investments are designed to generate returns in the form of tax credits and tax-deductible project operating losses and are comprised of qualified affordable housing project tax credit partnerships and historic tax credit partnerships. We account for our tax credit partnership investments under the equity method and record our allocable portion of the operating losses of the underlying properties based on estimates provided by the partnerships. For our qualified affordable housing project tax credit partnerships, we adjust our estimates of our allocable portion of operating losses periodically as actual operating results of the underlying properties become available. Our historic tax credit partnerships are short-term in nature and remaining operating losses are expected to be recognized primarily in 2018. Based on operating results received, we increased our estimate of partnership operating losses by $0.4 million and $3.1 million for the 2018 three- and nine-month periods as compared to $0.2 million and $2.3 million for the same respective periods of 2017. The results from our tax credit partnership investments for the three and nine months ended September 30, 2018 reflected an increase in partnership operating losses as compared to the same respective periods of 2017.
The tax benefits received from our tax credit partnerships, which are not reflected in our investment results above, reduced our tax expenses in 2018 and 2017 as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(In millions)	2018	2017	2018	2017
Tax credits recognized during the period	$5.2	$6.0	$15.8	$17.8
Tax benefit of tax credit partnership operating losses	$1.3	$1.4	$4.0	$4.9
Tax credits provided by the underlying projects of the historic tax credit partnerships are typically available in the tax year in which the project is put into active service, whereas the tax credits provided by qualified affordable housing project tax credit partnerships are provided over approximately a ten year period. The decrease in tax credits recognized for the three and nine months ended September 30, 2018 was primarily attributable to our qualified affordable housing project tax credit partnerships.
Non-GAAP Financial Measure – Tax Equivalent Investment Result
We believe that to fully understand our investment returns it is important to consider the current tax benefits associated with certain investments as the tax benefit received represents a portion of the return provided by our tax-exempt bonds, BOLI, common and preferred stocks, and tax credit partnership investments (collectively, our tax-preferred investments). We impute a pro forma tax-equivalent result by estimating the amount of fully-taxable income needed to achieve the same after-tax result as is currently provided by our tax-preferred investments. We believe this better reflects the economics behind our decision to invest in certain asset classes that are either taxed at lower rates and/or result in reductions to our current federal income tax expense. Our pro forma tax-equivalent investment result is shown in the table that follows as well as a reconciliation of our GAAP net investment result to our tax equivalent result.

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2018	2017	2018	2017
GAAP net investment result:
Net investment income	$22,112	$23,027	$64,207	$67,656
Equity in earnings (loss) of unconsolidated subsidiaries	5,228	4,164	12,247	8,489
GAAP net investment result	$27,340	$27,191	$76,454	$76,145

Pro forma tax-equivalent investment result	$34,554	$39,354	$98,524	$113,082

Reconciliation of pro forma and GAAP tax-equivalent investment result:
GAAP net investment result	$27,340	$27,191	$76,454	$76,145
Taxable equivalent adjustments, calculated using the 21% and 35% federal statutory tax rate for 2018 and 2017, respectively:
State and municipal bonds	332	2,219	1,082	7,080
BOLI	165	334	405	817
Dividends received	150	441	608	1,642
Tax credit partnerships	6,567	9,169	19,975	27,398
Pro forma tax-equivalent investment result	$34,554	$39,354	$98,524	$113,082

Net Realized Investment Gains (Losses)
The following table provides detailed information regarding our net realized investment gains (losses).

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2018	2017	2018	2017
OTTI losses, total:
Corporate debt	$(86)	$—	$(490)	$(419)
Portion of OTTI losses recognized in other comprehensive income before taxes:
Corporate debt	—	—	—	248
Net impairment losses recognized in earnings	(86)	—	(490)	(171)
Gross realized gains, available-for-sale fixed maturities	690	1,720	5,589	4,294
Gross realized (losses), available-for-sale fixed maturities	(1,371)	(257)	(5,099)	(1,716)
Net realized gains (losses), equity investments	4,689	3,602	17,208	10,484
Net realized gains (losses), other investments	561	478	1,652	2,197
Change in unrealized holding gains (losses), equity investments	6,599	1,207	(15,411)	274
Change in unrealized holding gains (losses), convertible securities, carried at fair value as a part of other investments	(260)	23	(1,126)	621
Other	252	1	265	7
Net realized investment gains (losses)	$11,074	$6,774	$2,588	$15,990
We recognized OTTI in earnings of $0.1 million and $0.5 million during the 2018 three- and nine-month periods, respectively, related to debt instruments from two issuers in the energy sector. For the 2017 nine-month period, we recognized OTTI in earnings of $0.2 million and $0.2 million in non-credit impairments in OCI, both of which related to corporate bonds.
Operating Expenses
Corporate segment operating expenses were comprised as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2018	2017	Change		2018	2017	Change
Operating expenses	$9,461	$9,333	$128	1.4%	$27,702	$32,546	$(4,844)	(14.9%)
Management fee offset	(4,408)	(4,344)	(64)	1.5%	(12,351)	(11,484)	(867)	7.5%
Segment Total	$5,053	$4,989	$64	1.3%	$15,351	$21,062	$(5,711)	(27.1%)
Operating expenses remained relatively flat for the 2018 three-month period and decreased for the 2018 nine-month period as compared to the same respective periods of 2017. The decrease in the 2018 nine-month period was primarily driven by a decrease in share-based compensation expenses and other compensation related costs and, to a lesser extent, a decrease in professional fees as compared to the same respective period of 2017. The decrease in share-based compensation expense in the 2018 nine-month period was attributable to fewer awards outstanding and an adjustment of the projected award value based upon the decline of one of the performance metrics associated with a particular year's award.
Operating subsidiaries within our Specialty P&C and Workers' Compensation Insurance segments are charged a management fee by the Corporate segment for services provided to these subsidiaries. The management fee is based on the extent to which services are provided to the subsidiary and the amount of premium written by the subsidiary. Under the arrangement, the expenses associated with such services are reported as expenses of the Corporate segment, and the management fees charged are reported as an offset to Corporate operating expenses. While the terms of the arrangement were consistent between 2017 and 2018, fluctuations in the amount of premium written by each subsidiary can result in corresponding variations in the management fee charged to each subsidiary during a particular period. The management fees charged during the nine months ended September 30, 2018 primarily reflected the increase in premiums written in our Specialty P&C segment due to a loss portfolio transfer entered into during the second quarter of 2018 (see further discussion in our Segment Operating Results - Specialty Property & Casualty section).

Interest Expense
Consolidated interest expense for three and nine months ended September 30, 2018 and 2017 was comprised as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2018	2017	Change		2018	2017	Change
Senior Notes due 2023	$3,357	$3,357	$—	—%	$10,071	$10,071	$—	—%
Revolving Credit Agreement (including fees and amortization)	131	757	(626)	(82.7%)	1,255	2,302	(1,047)	(45.5%)
Mortgage Loans (including amortization)	375	—	375	nm	1,038	—	1,038	nm
(Gain)/loss on interest rate cap	(264)	—	(264)	nm	(1,121)	—	(1,121)	nm
Other	—	10	(10)	(100.0%)	19	29	(10)	(34.5%)
Interest expense	$3,599	$4,124	$(525)	(12.7%)	$11,262	$12,402	$(1,140)	(9.2%)
Consolidated interest expense decreased during the three and nine months ended September 30, 2018 driven by a decrease in the weighted average outstanding borrowings on our Revolving Credit Agreement and the change in the fair value of our interest rate cap, partially offset by interest expense incurred on our Mortgage Loans. There were no outstanding borrowings on our Revolving Credit Agreement during the 2018 three-month period compared to weighted average outstanding borrowings of $158 million for the 2017 three-month period; interest expense for the third quarter of 2018 primarily reflected unused commitment fees. For the 2018 nine-month period, the weighted average outstanding borrowings on our Revolving Credit Agreement were $55 million as compared to $182 million for the same respective period of 2017. The interest rate cap was entered into during the fourth quarter of 2017 and is designated as an economic hedge of interest rate risk associated with our variable rate Mortgage Loans. See further discussion of our outstanding debt in Note 8 and further discussion of our interest rate cap agreement in Note 9 of the Notes to Condensed Consolidated Financial Statements.
Taxes
Tax expense allocated to our Corporate segment includes U.S. tax only, which would include U.S. tax expense incurred from our corporate membership in Lloyd's of London and tax expense incurred from SPCs at Inova Re, one of our Cayman Islands reinsurance subsidiaries, which intend to elect to be taxed as U.S. taxpayers. The U.K. tax expense incurred by the U.K. based subsidiaries of our Lloyd's Syndicates segment is allocated to that segment. Consolidated tax expense reflects tax expense of both segments, as shown in the table below:

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2018	2017	2018	2017
Corporate segment income tax expense (benefit)	$155	$5,963	$(3,584)	$4,962
Lloyd's Syndicates segment income tax expense (benefit)	(361)	61	(355)	(495)
Consolidated income tax expense (benefit)	$(206)	$6,024	$(3,939)	$4,467
Factors affecting our consolidated effective tax rate include the following:

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
Statutory rate (1)	21.0%	35.0%	21.0%	35.0%
Tax-exempt income (2)	(1.7%)	(5.6%)	(3.0%)	(6.8%)
Tax credits	(16.7%)	(17.0%)	(23.3%)	(18.9%)
Non-U.S. operating results	(1.1%)	15.3%	1.1%	6.1%
Excess tax benefit on share-based compensation	(0.1%)	—%	(0.1%)	(2.8%)
Other	(2.1%)	(10.5%)	(1.5%)	(7.9%)
Effective tax rate	(0.7%)	17.2%	(5.8%)	4.7%
(1) Effective January 1, 2018, the corporate statutory tax rate changed from 35% to 21% as a result of tax reform enacted by the TCJA.
(2) Includes tax-exempt interest, dividends received deduction and change in cash surrender value of BOLI.

The provision (benefit) for income taxes and the effective tax rate for the 2018 and 2017 three- and nine-month periods are determined based upon our current estimate of our annual effective tax rate at the end of each quarterly reporting period (the projected annual effective tax rate) plus the impact of certain discrete items that are not included in the projected annual effective tax rate. Our projected annual effective tax rates for 2018 and 2017 were a benefit of 3.0% and an expense of 9.8% at September 30, 2018 and 2017, respectively, before consideration of discrete items. Our projected annual effective tax rates for both the 2018 and 2017 nine-month periods were different from the statutory federal income tax rate primarily due to a portion of our investment income being tax-exempt and the utilization of tax credits transferred to us from our tax credit partnership investments. Tax credits utilized were $5.2 million and $15.8 million for the three and nine months ended September 30, 2018, respectively, and $6.0 million and $17.8 million for the same respective periods of 2017. The effect of the lower statutory federal income tax rate as a result of the TCJA and our ability to utilize these tax credits in the current tax year as well as the previous tax year through carryback provisions of the tax law resulted in our projected annual effective tax rate of a benefit of 3.0% at September 30, 2018. While projected tax credits for 2018 are less than 2017, they continue to have a significant impact on the effective tax rate for the 2018 three- and nine-month periods.
Our effective tax rates for the 2018 and 2017 nine-month periods was a benefit of 5.8% and an expense of 4.7%, respectively, and differs from the projected annual effective tax rates due to certain discrete items. These discrete items reduced our projected annual effective tax rates by 2.8% and 5.1% for the 2018 and 2017 nine-month periods, respectively.
For the 2018 nine-month period, one notable discrete item that increased our effective tax rate was the treatment of net realized investment gains. Our calculation of our projected annual effective tax rate during interim periods has historically included an estimate of annual net realized investment gains and losses based on year-to-date results. Due to the recent volatility in the securities markets, we believe that projections for changes in net realized investment gains and losses during the year cannot be reliably estimated and could cause a significant distortion in the projected annual effective tax rate. Therefore, beginning in the first quarter of 2018, net realized investment gains and losses are treated as discrete items and reflected in the effective tax rate in the period in which they are included in income. This treatment of net realized investment gains of $2.6 million in our Corporate segment and $0.5 million in our Segregated Portfolio Cell Reinsurance segment for the nine months ended September 30, 2018 accounted for an increase of 1.1% in the projected annual effective tax rate.
Additionally, discrete items for the 2018 nine-month period included a tax benefit of $2.6 million related to provision to return differences. These differences primarily reflected higher tax credits received for the 2017 tax year than the estimated tax benefit as well as the difference in the statutory federal income tax rates for current and deferred taxes as a result of the TCJA, as discussed above. The treatment of the provision to return differences decreased our effective tax rate by 3.8% and more than offset the increase related to the treatment of net realized investment gains.
For the 2017 nine-month period, the most significant discrete item that decreased our effective tax rate was the excess tax benefit on share-based compensation that resulted from the application of revised accounting guidance, which was effective January 1, 2017, and lowered the effective tax rate by 2.8%. Under the revised guidance, the difference between the deduction for tax purposes, which is based upon the fair market value of share-based awards and the time of vesting, and the compensation cost recognized for financial reporting purposes, which is based upon the fair market value of the share-based awards on the date of grant, is to be recognized as income tax expense (benefit) in the current period rather than an adjustment to OCI as was required under prior guidance. Another discrete item in 2017 which increased our effective tax rate was the exclusion of a tax benefit for U.K. losses in our Lloyd's Syndicate segment that resulted from the application of accounting guidance related to interim period taxes for entities subject to multiple tax jurisdictions. Under this accounting guidance, an entity anticipating an ordinary loss in a jurisdiction for which no tax benefit can be recognized must exclude the loss and related tax benefit from the overall calculations of the estimated annual effective tax rate and interim period tax.

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
The following tables summarize estimated changes in the fair value of our available-for-sale fixed maturity securities for specific hypothetical changes in interest rates by asset class at September 30, 2018 and December 31, 2017. There are principally two factors that determine interest rates on a given security: changes in the level of yield curves and credit spreads. As different asset classes can be affected in different ways by movements in those two factors, we have separated our portfolio by asset class in the following tables.

	Interest Rate Shift in Basis Points
	September 30, 2018
($ in millions)	(200)	(100)	Current	100	200
Fair Value:
Fixed maturities, available for sale:
U.S. Treasury obligations	$132	$129	$125	$122	$119
U.S. Government-sponsored enterprise obligations	37	37	36	34	33
State and municipal bonds	333	321	310	299	289
Corporate debt	1,320	1,280	1,241	1,202	1,164
Asset-backed securities	444	433	420	406	392
Total fixed maturities, available for sale	$2,266	$2,200	$2,132	$2,063	$1,997

Duration:
Fixed maturities, available for sale:
U.S. Treasury obligations	2.84	2.77	2.71	2.64	2.58
U.S. Government-sponsored enterprise obligations	0.87	1.83	3.72	4.32	4.52
State and municipal bonds	3.51	3.47	3.48	3.56	3.66
Corporate debt	3.09	3.14	3.13	3.09	3.10
Asset-backed securities	2.16	2.70	3.21	3.46	3.54
Total fixed maturities, available for sale	2.92	3.06	3.18	3.22	3.26

	Interest Rate Shift in Basis Points
	December 31, 2017
($ in millions)	(200)	(100)	Current	100	200
Fair Value:
Fixed maturities, available for sale:
U.S. Treasury obligations	$142	$138	$134	$130	$126
U.S. Government-sponsored enterprise obligations	22	21	21	20	19
State and municipal bonds	683	657	632	609	585
Corporate debt	1,249	1,208	1,167	1,128	1,090
Asset-backed securities	341	335	326	315	302
Total fixed maturities, available for sale	$2,437	$2,359	$2,280	$2,202	$2,122

Duration:
Fixed maturities, available for sale:
U.S. Treasury obligations	3.11	3.02	2.94	2.86	2.79
U.S. Government-sponsored enterprise obligations	1.38	1.34	3.59	4.58	4.87
State and municipal bonds	3.83	3.79	3.78	3.80	3.85
Corporate debt	3.37	3.33	3.38	3.38	3.34
Asset-backed securities	1.72	2.21	3.15	3.89	4.24
Total fixed maturities, available for sale	3.23	3.26	3.43	3.55	3.59
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
At September 30, 2018, our fixed maturities portfolio includes an immaterial amount of fixed maturities classified as trading securities. Because these trading securities are immaterial, there is not a significant amount of exposure to market interest rates or credit spreads.
Our cash and short-term investment portfolio at September 30, 2018 was carried at fair value which approximates their cost basis due their short-term nature. Our cash and short-term investments portfolio lacks significant interest rate sensitivity due to its short duration.
Debt
Our variable interest rate Mortgage Loans are exposed to interest rate risk. However, a 1% change in LIBOR will not materially impact our annualized interest expense. Additionally, we have economically hedged the risk of a change in interest rates in excess of 1% on the Mortgage Loans through the purchase of an interest rate cap derivative instrument, which effectively caps our annual interest rate on the Mortgage Loans at a maximum of 3.675% (see Note 9 of the Notes to Condensed Consolidated Financial Statements for additional information). The fair value of the interest rate cap is not materially impacted by a 1% change in LIBOR; however, the carrying value of the interest rate cap is impacted by future expectations for LIBOR as well as estimations of volatility in the future yield curve.
Our Revolving Credit Agreement is exposed to interest rate risk as it is LIBOR based and a 1% change in LIBOR will impact annual interest expense only to the extent that there is an outstanding balance. For every $100 million drawn on our Revolving Credit Agreement, a 1% change in interest rates will change our annual interest expense by $1 million. Any outstanding balances on the Revolving Credit Agreement can be repaid on each maturity date, which has typically ranged from one to three months. As of September 30, 2018, no borrowings were outstanding under our Revolving Credit Agreement.

Credit Risk
We have exposure to credit risk primarily as a holder of fixed income securities. We control this exposure by emphasizing investment grade credit quality in the fixed income securities we purchase.
As of September 30, 2018, 94% of our fixed maturity securities were rated investment grade as determined by NRSROs, such as Fitch, Moody’s and Standard & Poor’s. We believe that this concentration in investment grade securities reduces our exposure to credit risk on our fixed income investments to an acceptable level. However, investment grade securities, in spite of their rating, can rapidly deteriorate and result in significant losses. Ratings published by the NRSROs are one of the tools used to evaluate the credit worthiness of our securities. The ratings reflect the subjective opinion of the rating agencies as to the creditworthiness of the securities; therefore, we may be subject to additional credit exposure should the ratings prove to be unreliable.
We also have exposure to credit risk related to our receivables from reinsurers. Our receivables from reinsurers (with regard to both paid and unpaid losses) approximated $342 million at September 30, 2018 and $343 million at December 31, 2017. We monitor the credit risk associated with our reinsurers using publicly available financial and rating agency data.
Equity Price Risk
At September 30, 2018, the fair value of our equity investments, excluding our equity investments in bond investment funds as discussed in the following paragraph, was $292 million. These equity securities are subject to equity price risk, which is defined as the potential for loss in fair value due to a decline in equity prices. The weighted average beta of this group of securities was 0.92. Beta measures the price sensitivity of an equity security or group of equity securities to a change in the broader equity market, in this case the S&P 500 Index. If the value of the S&P 500 Index increased by 10%, the fair value of these securities would be expected to increase by 9.2% to $319 million. Conversely, a 10% decrease in the S&P 500 Index would imply a decrease of 9.2% in the fair value of these securities to $265 million. The selected hypothetical changes of plus or minus 10% do not reflect what could be considered the best or worst case scenarios and are used for illustrative purposes only.
Our equity investments include equity investments in certain bond investment funds which are not subject to significant equity price risk, and thus we have excluded these investments from the above analysis.

ITEM 4. CONTROLS AND PROCEDURES.
The principal executive officer and principal financial officer of the Company participated in management’s evaluation of our disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of September 30, 2018. ProAssurance’s disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on that evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, those controls during the quarter.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
See Note 7 of the Notes to Condensed Consolidated Financial Statements.
ITEM 1A. RISK FACTORS.
There are no changes to the "Risk Factors" in Part 1, Item 1A of the 2017 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)	Not applicable.

(b)	Not applicable.

(c)	Information required by Item 703 of Regulation S-K.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs* (In thousands)
July 1 - 31, 2018	—	N/A	—	$109,643
August 1 - 31, 2018	—	N/A	—	$109,643
September 1 - 30, 2018	—	N/A	—	$109,643
Total	—	$—	—

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

PROASSURANCE CORPORATION
November 6, 2018

/s/ Edward L. Rand, Jr.
Edward L. Rand, Jr.
Executive Vice President and Chief Operating Officer
(Duly authorized officer and principal financial officer)