Form 10-K
period 2018-12-31
PROASSURANCE CORP
filed 2019-02-21
CIK 1127703

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]
for the fiscal year ended December 31, 2018,
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section13(a) of the Exchange Act.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of voting stock held by non-affiliates of the registrant at June 30, 2018 was $1,865,211,215.
As of February 15, 2019, the registrant had outstanding approximately 53,640,178 shares of its common stock.
Documents incorporated by reference in this Form 10-K

(i)	The definitive proxy statement for the 2019 Annual Meeting of the Stockholders of ProAssurance Corporation (File No. 001-16533) is incorporated by reference into Part III of this report.

Glossary of Terms and Acronyms

When the following terms and acronyms appear in the text of this report, they have the meanings indicated below.

Term	Meaning
ACA	The Affordable Care Act
ALAE	Allocated loss adjustment expense
AOCI	Accumulated other comprehensive income (loss)
ASU	Accounting Standards Update
BEAT	Base erosion anti-abuse tax
Board	Board of Directors of ProAssurance Corporation
BOLI	Business owned life insurance
CIMA	Cayman Islands Monetary Authority
Council of Lloyd's	The governing body for Lloyd's of London
CODM	Chief Operating Decision Maker
COSO	Committee of Sponsoring Organizations of the Treadway Commission
Commutation	An agreement between a ceding insurer and the reinsurer that provides for the valuation, payment, and complete discharge of all obligations between the parties under a particular reinsurance contract
DDR	Death, disability and retirement
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act
DPAC	Deferred policy acquisition costs
Eastern Re	Eastern Re, LTD, S.P.C.
EBUB	Earned but unbilled premium
EEA	European Economic Area
ERM	Enterprise Risk Management
FAL	Funds at Lloyd's
FASB	Financial Accounting Standards Board
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FIO	Federal Insurance Office
FNMA	Federal National Mortgage Association
GAAP	Generally accepted accounting principles in the United States of America
GDPR	General Data Protection Regulation
GILTI	Global intangible low-taxed income
GNMA	Government National Mortgage Association
HCPL	Healthcare professional liability
IBNR	Incurred but not reported
Inova Re	Inova Re, LTD, S.P.C.
IRS	Internal Revenue Service
LAE	Loss adjustment expense
LIBOR	London Interbank Offered Rate
LLC	Limited liability company
Lloyd's	Lloyd's of London market
LP	Limited partnership
LPT	Loss portfolio transfer
Medical technology liability	Medical technology and life sciences products liability
Model Holding Co. Law	Model Insurance and Holding Company System Regulatory Act and Regulation

Term	Meaning
NAIC	National Association of Insurance Commissioners
NAV	Net asset value
NFIP	National Flood Insurance Program
NOL	Net operating loss
NRSRO	Nationally recognized statistical rating organization
NYDFS	New York Department of Financial Services
NYSE	New York Stock Exchange
OCI	Other comprehensive income (loss)
ORSA	Risk Management and Own Risk and Solvency Assessment Model Act
OTTI	Other-than-temporary impairment
PCAOB	Public Company Accounting Oversight Board
PICA	Podiatry Insurance Company of America
ProAssurance Plan	Non-qualified deferred compensation plan
ProAssurance Savings Plan	Defined contribution savings and retirement plan
Revolving Credit Agreement	ProAssurance's $250 million revolving credit agreement
ROE	Return on equity
SAB	Staff Accounting Bulletin, which reflects the SEC staff's views regarding accounting-related disclosure practices
SAP	Statutory accounting principles
SEC	Securities and Exchange Commission
SPA	Special Purpose Arrangement
SPC	Segregated portfolio cell
Specialty P&C	Specialty Property and Casualty
Syndicate 1729	Lloyd's of London Syndicate 1729
Syndicate 6131	Lloyd's of London Syndicate 6131, a Special Purpose Arrangement with Lloyd's of London Syndicate 1729
Syndicate Credit Agreement	Unconditional revolving credit agreement with the Premium Trust Fund of Syndicate 1729
TCJA	Tax Cuts and Jobs Act H.R.1 of 2017
TRIA	Federal Terrorism Risk Insurance Act
U.K.	United Kingdom of Great Britain and Northern Ireland
ULAE	Unallocated loss adjustment expense
VIE	Variable interest entity

General Information
Throughout this report, references to ProAssurance, “we,” “us,” “our” or the "Company" refer to ProAssurance Corporation and its consolidated subsidiaries. Because ProAssurance is an insurance holding company and certain terms and phrases common to the insurance industry are used in this report that carry special and specific meanings, we encourage you to read the Glossary of Selected Insurance and Related Financial Terms posted on our website on the Investor Relations page under Other Information (www.proassurance.com/glossary).
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
These forward-looking statements are subject to significant risks, assumptions and uncertainties, including, among other things, the following factors that could affect the actual outcome of future events:

•	changes in general economic conditions, including the impact of inflation or deflation and unemployment;
•	our ability to maintain our dividend payments;
•	regulatory, legislative and judicial actions or decisions that could affect our business plans or operations, including the impact of Brexit;
•	the enactment or repeal of tort reforms;
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

•
Lloyd's insurance and reinsurance relationships and distribution channels could be disrupted or Lloyd's trading licenses could be revoked, making it more difficult for a Lloyd's Syndicate to distribute and market its products;

•	rating agencies could downgrade their ratings of Lloyd's as a whole; and
•
Syndicate 1729 and Syndicate 6131 operations are dependent on a small, specialized management team and the loss of their services could adversely affect the Syndicate’s business. The inability to identify, hire and retain other highly qualified personnel in the future could adversely affect the quality and profitability of Syndicate 1729’s or Syndicate 6131's business.

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

PART I
ITEM 1. BUSINESS
Overview
ProAssurance Corporation is a holding company for property and casualty insurance companies. For the year ended December 31, 2018, our net premiums written totaled $835 million, and at December 31, 2018 we had total assets of $4.6 billion and $1.5 billion of shareholders' equity.
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
Our wholly owned insurance subsidiaries provide professional liability insurance for healthcare professionals and facilities, professional liability insurance for attorneys, liability insurance for medical technology and life sciences risks and workers' compensation insurance. We are also the majority capital provider for Syndicate 1729 which writes a range of property and casualty insurance and reinsurance lines. In addition, we are the sole (100%) capital provider of a SPA, Syndicate 6131, which began writing business effective January 1, 2018 and focuses on contingency and specialty property business.
Our executive offices are located at 100 Brookwood Place, Birmingham, Alabama 35209 and our telephone number is (205) 877-4400. Our stock trades on the NYSE under the symbol “PRA.” Our website is www.proassurance.com, and we maintain a dedicated Investor Relations section on that website (investor.proassurance.com) to provide specialized resources for investors and others seeking to learn more about us.
As part of our disclosure through the Investor Relations section of our website, we publish our annual report on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K and all other public SEC filings as soon as reasonably practicable after the report is electronically filed with, or furnished to, the SEC. These SEC filings can be found on our website at investor.proassurance.com/Docs. This section also includes information regarding stock trading by corporate insiders by providing access to SEC Forms 3, 4 and 5 when they are filed with the SEC. In addition to federal filings on our website, we make available other documents that provide important additional information about our financial condition and operations. Documents available on our website include the financial statements we file with state regulators (compiled under SAP as required by regulation), news releases that we issue, a listing of our investment holdings and certain investor presentations. The Governance section of our website provides copies of the charters for our governing committees and many of our governing policies. Printed copies of these documents may be obtained from our Investor Relations department, either by mail at P.O. Box 590009, Birmingham, Alabama 35259-0009, or by telephone at (205) 877-4400 or (800) 282-6242.
Our History
We were incorporated in Delaware in 2001 as the successor to Medical Assurance, Inc. in conjunction with its merger with Professionals Group, Inc. ProAssurance has a history of growth through acquisitions; the most significant and recent of which was the acquisition of Eastern Insurance Holdings, Inc., on January 1, 2014.
We provided the majority of the capital for Syndicate 1729 in November 2013, and Syndicate 1729 began active operations effective January 1, 2014. We provided 100% of the capital for a SPA, Syndicate 6131, in December 2017, and Syndicate 6131 began writing business effective January 1, 2018.
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

•
Provide superior workers' compensation products and services. We provide workers' compensation products and services that focus on increasing an organization's productivity while reducing costs. We do this by providing innovative programs and solutions that address the specific needs of our customers and return injured workers to wellness.

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

•
Pursue profitable underwriting opportunities. We emphasize profitability, not market share. Key elements of our approach are prudent risk selection using established underwriting guidelines, appropriate pricing, and adjusting our business mix as appropriate to effectively utilize capital and achieve market synergies.

•
Emphasize risk management. We actively manage our enterprise risk by maintaining strong internal controls. We also emphasize the importance of risk management to our insureds and offer them training in the use of risk reduction tools and techniques.

•
Manage claims effectively. Our experienced claims teams have industry and insurance expertise that, with our extensive local knowledge, allows us to resolve claims in an effective manner, considering the circumstances of each claim. When practicable, we utilize formalized claims management processes and protocols as a means of reducing claim costs.

•
Maintain a conservative investment strategy. We believe that we follow a conservative investment strategy designed to emphasize the preservation of our capital and provide adequate liquidity for the prompt payment of claims. Our investment portfolio consists primarily of investment-grade, fixed-maturity securities of short-to medium-term duration.

•	Maintain financial stability. We are committed to maintaining financial strength and adequate capital.
Organization and Segment Information
During the third quarter of 2018, we altered our internal management reporting structure and the financial results evaluated by our CODM; therefore, we changed our operating segments to align with how our CODM currently oversees the business, allocates resources and evaluates operating performance. As a result of the segment reorganization, we added an operating and reportable segment: Segregated Portfolio Cell Reinsurance.
We operate through multiple insurance organizations and report our operating results in five segments, as follows:

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

•
Workers' Compensation Insurance - This segment includes our workers' compensation insurance business which is provided primarily to employers with 1,000 or fewer employees. Our workers' compensation products include guaranteed cost policies, policyholder dividend policies, retrospectively-rated policies, deductible policies and alternative market solutions. The underwriting results of SPCs that assume workers’ compensation business were previously reported in this segment and are now reported in our Segregated Portfolio Cell Reinsurance segment.

•
Segregated Portfolio Cell Reinsurance - This segment reflects the operating results (underwriting profit or loss, plus investment results) of SPCs at Eastern Re and Inova Re, our Cayman Islands SPC operations. The SPCs assume workers' compensation insurance, healthcare professional liability insurance or a combination of the two from either our Workers' Compensation Insurance or Specialty P&C segments.

•
Lloyd's Syndicates - This segment includes the operating results from our participation in Lloyd's of London Syndicates 1729 and 6131. Syndicate 6131 is a SPA that began writing business effective January 1, 2018. The results of this segment are normally reported on a quarter delay, except when information is available that is material to the current period. Syndicate 1729 underwrites risks over a wide range of property and casualty insurance and reinsurance lines in both the U.S. and international markets while Syndicate 6131 focuses on contingency and specialty property business, also within the U.S. and international markets.

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

Gross Premiums Written
Gross premiums written for the years ended December 31, 2018, 2017 and 2016 were comprised as follows:

	Year Ended December 31
($ in thousands)	2018		2017		2016
Specialty P&C (1)	$577,196	60%	$549,323	63%	$535,725	64%
Workers' Compensation Insurance	293,230	31%	264,048	30%	248,875	30%
Segregated Portfolio Cell Reinsurance (2)	85,086	9%	77,675	9%	72,221	9%
Lloyd's Syndicates (3)	88,746	9%	70,224	8%	65,157	8%
Inter-segment revenues (2)(3)	(86,947)	(9%)	(86,394)	(10%)	(86,964)	(11%)
Total	$957,311	100%	$874,876	100%	$835,014	100%
(1) Primarily comprised of one-year term policies, but includes premium related to policies with a two-year term of $22.2 million in 2018, $27.4 million in 2017 and $21.9 million in 2016.
(2) Premiums in our Segregated Portfolio Cell Reinsurance segment are 100% assumed from either our Workers' Compensation Insurance or Specialty P&C segments. We eliminate this inter-segment revenue.

(3)
Our written premium includes our participation in Syndicates 1729 and 6131, including casualty premium assumed by Syndicate 1729 from our Specialty P&C segment through a quota share reinsurance agreement. Syndicate 1729 did not renew the quota share reinsurance agreement with our Specialty P&C segment on January 1, 2018; however, gross premiums written for the year ended December 31, 2018 included one quarter of cession due to the previously mentioned quarter delay. We eliminate this inter-segment revenue.

Because our investments and other assets are predominately managed at the Corporate level we do not allocate assets to segments for financial reporting purposes. Additional detailed information regarding premium by individual product type within each of our insurance segments is provided in Item 7, Management's Discussion and Analysis, in the Results of Operations section, under the headings "Premiums Written."
Our insurance exposures are primarily within the U.S. As a result of our participation in Lloyd's Syndicates 1729 and 6131, we had net written premium of $29.3 million in 2018, $21.3 million in 2017 and $12.2 million in 2016 associated with insurance exposures outside of the U.S.
Specialty Property and Casualty Segment
Our Specialty P&C segment focuses on professional liability insurance and medical technology liability insurance. Professional liability insurance is primarily offered to healthcare providers and institutions and, to a lesser extent, to attorneys and their firms. Medical technology liability insurance is offered to medical technology and life sciences companies that manufacture or distribute products including entities conducting human clinical trials.
Professional Liability Insurance
Our professional liability business is primarily focused on providing professional liability insurance to healthcare providers. We target the full spectrum of the HCPL market, covering multiple categories of healthcare professionals and healthcare entities, including hospitals and other healthcare facilities. While most of our business is written in the standard market, we also offer professional liability insurance on an excess and surplus lines basis; and we offer alternative risk and self-insurance products on a custom basis.
Our custom alternative risk solutions include complex risk valuation solutions and a loss portfolio transfer program for large healthcare entities who, most commonly, are exiting a line of business, changing an insurance approach or simply preferring to transfer risk. Our custom alternative risk solutions also include a turnkey captive solution whereby all or a portion of the healthcare premium written is ceded to certain SPCs of our wholly owned Cayman Islands reinsurance subsidiaries, Eastern Re and Inova Re, which are reported in our Segregated Portfolio Cell Reinsurance segment. The portion not ceded to the SPCs is retained within our Specialty P&C segment. Our Specialty P&C segment does not currently participate in the cells that assume HCPL premium; therefore, the segment retains no underwriting profit or loss. Total alternative market gross premiums written in this segment were approximately $5.8 million and $4.3 million during 2018 and 2017, respectively.

We utilize independent agencies and brokers as well as an internal sales force to write our HCPL business. For the year ended December 31, 2018, approximately 61% of our HCPL gross premiums written were produced through independent insurance agencies or brokers. The agencies and brokers we use typically sell through healthcare insurance specialists who are able to convey the factors that differentiate our professional liability insurance products. In 2018, our ten largest agents or brokers produced approximately 23% of our HCPL premium; individually, no one agency or broker produced more than 10% of our HCPL premium.
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
We also provide professional liability coverage to attorneys in select areas of practice; and this is a less significant portion of our business, accounting for approximately 3% of our 2018 gross premiums written. Our legal professional liability business offers errors and omissions liability insurance policies for law firms engaged in the private practice of law. The program generally insures solo practitioner and smaller firms; over 97% of our insured attorneys are members of a firm employing five or fewer attorneys. The areas of practice of our insured firms include plaintiff, real estate, criminal defense and general corporate law. The program does not insure firms practicing in areas that are considered high hazard such as securities and intellectual property law.
Underwriting decisions for our legal professional liability coverage consider the firm’s areas of practice, the experience of the attorneys and the management controls and loss mitigation practices of the applicant. Our legal professional liability line of business operates in 32 states written through independent brokers. Brokers are appointed and must specialize in legal professional liability. The territory of appointed brokers is restricted to a state or a small number of states in order to maintain a level of exclusivity.
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
Underwriting decisions for our medical technology liability coverages consider the type of risk, the amount of coverage being sought, the expertise and experience of the applicant and the expected volume of product sales. Close to 100% of our medical technology liability business is written through independent brokers. In 2018, our top ten largest brokers generated approximately 49% of our medical technology liability gross written premium, with no one broker representing more than 10%. We do not appoint agents for our medical technology liability business. We strongly defend our medical technology liability claims, with a negotiated settlement being the most frequent means of resolution.
Workers' Compensation Insurance Segment
Our Workers' Compensation Insurance segment offers workers' compensation products in the Mid-Atlantic, Southeast, Midwest, Gulf South and New England regions of the continental U.S. Our workers' compensation business consists of two major business activities:

•
Traditional workers' compensation insurance coverages provided to employers, generally those with 1,000 employees or less. Types of policies offered include guaranteed cost policies, policyholder dividend policies, retrospectively-rated policies and deductible policies.

•
Alternative market workers' compensation solutions provided to individual companies, groups and associations whereby the workers' compensation premium written is 100% ceded to either the SPCs at Eastern Re or Inova Re, which are reported in our Segregated Portfolio Cell Reinsurance segment, or, to a limited extent, unaffiliated captive insurers. Alternative market products include program design, fronting, claims administration, risk management, SPC rental, asset management and SPC management services. Of our total alternative market premiums written, approximately 95% in 2018 and 92% in 2017 was ceded to the SPCs operated through Eastern Re or Inova Re.
All of our workers' compensation products are distributed through a group of appointed independent agents.
We utilize an individual account underwriting strategy for our workers' compensation business that is focused on selecting quality accounts. Our goal is to underwrite a diverse book of business with respect to risk classification, hazard level and geographic location. We target accounts with strong return to wellness and safety programs in primarily low to middle hazard levels such as clerical offices, light manufacturing, healthcare, auto dealers and service industries and maintain a strong risk management unit in order to better serve our customers' needs. During 2017, we established our Eastern Specialty Risk unit, which focuses on higher hazard risks in select industries. New business written totaled $2.7 million and $4.6 million in this unit in 2018 and 2017, respectively.
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
Segregated Portfolio Cell Reinsurance Segment
Our Segregated Portfolio Cell Reinsurance segment reflects the operating results (underwriting profit or loss, plus investment results) of SPCs at Eastern Re and Inova Re, our Cayman Islands SPC operations. The SPCs assume workers' compensation insurance, healthcare professional liability insurance or a combination of the two from the Workers' Compensation Insurance and Specialty P&C segments. Each SPC is owned, fully or in part, by an agency, group or association and the operating results of the SPCs are due to the participants of that cell. The SPC is operated solely for the benefit of cell participants of that particular cell, and the pool of assets of one SPC are statutorily protected from the creditors of any other SPC. The underwriting results and investment income of the SPCs are shared with the cell participants in accordance with the terms of the cell agreements. We participate to a varying degree in the results of certain SPCs and, for the SPCs in which we participate, our participation interest is as low as 25% and as high as 85% as of December 31, 2018. In addition, the Segregated Portfolio Cell Reinsurance segment includes the SPCs' investment results as the investments are solely for the benefit of the cell participants and investment results due to external cell participants are reflected in the SPC dividend expense. The segment operating results reflect our share of the underwriting and investment results of the SPCs in which we participate.
During the first quarter of 2018, we restructured our Cayman Islands SPC operations. Beginning in 2018, all new and renewing alternative market business previously ceded to the SPCs at Eastern Re, with the exception of one program, is now ceded to SPCs operated by a newly formed wholly owned Cayman Islands subsidiary, Inova Re. As part of the restructuring, all SPCs previously operated by Eastern Re, with the exception of one program, ceased assuming new and renewing business on or after January 1, 2018. The external cell participants' cumulative undistributed earnings and the results of all SPCs for the current period due to external cell participants continue to be reported as SPC dividends payable and SPC dividend expense, respectively.
The marketing and distribution of alternative market policies are the same as that of the segment from which the policy was assumed: Workers' Compensation Insurance or Specialty P&C segments.
Lloyd's Syndicates Segment
Our Lloyd's Syndicates segment includes operating results from our participation in Syndicates 1729 and 6131. The results of this segment are normally reported on a quarter delay, except when information is available that is material to the current period. Furthermore, investment results associated with investment assets solely allocated to Lloyd's Syndicate operations and certain U.S. paid administrative expenses are reported concurrently as that information is available on an earlier time frame. We have a total capital commitment to support Syndicate 1729 and Syndicate 6131 through 2019 of up to $200 million, referred to as FAL. The Board, through a non-binding resolution, extended this commitment through 2022. For the 2019 underwriting year, our FAL was comprised of investment securities deposited with Lloyd's which at December 31, 2018 had a fair value of approximately $142.7 million.
Lloyd's Syndicate 1729
We are the majority capital provider to Syndicate 1729 with the remaining capital provided by unrelated third parties, including private names and other corporate members. For the 2019 underwriting year, we slightly decreased our participation in the operating results of Syndicate 1729 from 62% to 61%. Syndicate 1729 covers a range of property and casualty insurance and reinsurance lines, primarily for risks within the U.S. as well as international markets, and for the 2019 underwriting year has a maximum underwriting capacity of £128 million (approximately $163.3 million at December 31, 2018), of which £78 million (approximately $99.5 million at December 31, 2018) is our allocated underwriting capacity as a corporate member.
Lloyd's Syndicate 6131
Beginning in the second quarter of 2018, our Lloyd's Syndicates segment includes the operating results of a SPA, Syndicate 6131, which began writing business effective January 1, 2018. A Lloyd's SPA is only allowed to underwrite one quota share reinsurance contract with another Lloyd's syndicate, which in this arrangement is Syndicate 1729. We are the sole (100%) capital provider to Syndicate 6131 which focuses on contingency and specialty property business, primarily for risks within the U.S. as well as international markets. For the 2019 underwriting year, Syndicate 6131 has a maximum underwriting capacity of £12 million (approximately $15.3 million at December 31, 2018).
Our Lloyd's Syndicates segment products are distributed principally through retail brokers and coverholders (i.e., only those authorized by our retail brokers to enter into a contract but only in accordance with specified terms), which consist primarily of premium written through open-market channels and delegated underwriting authority arrangements. Our Lloyd's Syndicates write business in the Lloyd's marketplace and have access to international markets across the world.
Corporate Segment
Our Corporate segment includes our investment operations, other than those reported in our Segregated Portfolio Cell Reinsurance and Lloyd's Syndicates segments, interest expense and U.S. income taxes. The segment also includes non-premium revenues generated outside of our insurance entities and corporate expenses. We apply a consistent management strategy to the entire investment portfolio managed at the corporate level. Accordingly, we report those investment results and net realized investment gains and losses within our Corporate segment. Our overall investment strategy is to maximize current income from our investment portfolio while maintaining safety, liquidity, duration targets and portfolio diversification. The portfolio is generally managed by professional third-party asset managers whose results we monitor and evaluate. The asset managers typically have the authority to make investment decisions within the asset classes they are responsible for managing, subject to our investment policy and oversight, including a requirement that available-for-sale securities in a loss position cannot be sold without specific authorization from us. See Note 3 of the Notes to Consolidated Financial Statements for more information on our investments.
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
The workers’ compensation industry is highly competitive in the geographic markets in which we operate and price competition, including the leveraging of workers’ compensation business by multi-line insurers, continues to impact our renewal retention rate and we expect the trend to continue in 2019. We believe our product offerings allow us to provide flexibility in offering workers’ compensation solutions to our customers at a competitive price. In addition, we believe that our claims handling and risk management services are attractive to our customers and provide us with a competitive advantage even when our pricing is higher than our competitors.

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
Our ability to service current debt and potential debt is regularly evaluated and rated by four rating agencies: A.M. Best, S&P, Fitch and Moody’s. These financial strength ratings reflect each agency’s independent evaluation of our ability to meet our obligation to holders of our debt, if any. While financial strength ratings may be of greater interest to investors than our claims paying ratings, these ratings are not evaluations of our equity securities nor a recommendation to buy, hold or sell our equity securities.
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
United States
Our insurance subsidiaries are required to file detailed annual statements in their states of domicile, with the NAIC and, in some cases, with the state insurance regulators in each of the states in which they do business. The laws of the various states establish agencies with broad authority to regulate, among other things, licenses to transact business, premium rates for certain types of coverage, trade practices, agent licensing, policy forms, underwriting and claims practices, reserve adequacy, transactions with affiliates and insurer solvency. Such regulations may hamper our ability to meet operating or profitability goals, including preventing us from establishing premium rates for some classes of insureds that adequately reflect the level of risk assumed for those classes. Many states also regulate investment activities on the basis of quality, distribution and other quantitative criteria. States have also enacted legislation, typically based in whole or in part on NAIC model laws, which regulates insurance holding company systems, including acquisitions, the payment of dividends, the terms of affiliate transactions, enterprise risk and solvency management and other related matters.
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

Insurance Regulation Concerning Cybersecurity
In March 2017, the New York Cybersecurity Regulation took effect for financial institutions, insurers and other companies regulated by the NYDFS. The intent of the regulation is to encourage the protection of consumer information, as well as the technology systems of NYDFS regulated entities. We are currently compliant with the regulation according to the transition periods as defined in the NYDFS Cybersecurity Regulation.
In October 2017, the NAIC adopted the Insurance Data Security Model Law, which created rules for insurers, agents and other licensed entities covering data security and investigation and notification of breach. In May 2018, the European Union implemented the GDPR, designed to protect data privacy of individuals within the European Union and the EEA. We are compliant with the GDPR due to the global nature of our business, including a small amount of international activity in our Specialty P&C segment. In addition, managing agents of Lloyd's syndicates are required to ensure that they meet the requirements of the GDPR and any local data protection regulation based on territories in which they operate. Syndicate 1729 and Syndicate 6131, including their managing agent, are compliant with the GDPR.
Additionally, South Carolina enacted the South Carolina Department of Insurance Data Security Act effective January 1, 2019. California's Consumer Privacy Act of 2018 will go into effect January 1, 2020, and Michigan's Data Security Act will go into effect January 20, 2021. Ohio enacted the Data Protection Act which went into effect November 2, 2018. These regulations require an information security program based on an ongoing risk assessment, overseeing third-party service providers, investigating data breaches and notifying regulators of a cybersecurity event. The GDPR and the California Consumer Privacy Act of 2018 grant individuals the right to request that a company delete or de-identify their personal information. We expect other states, including our states of domicile, to either adopt the NAIC's Insurance Data Security Model Law or enact their own data security regulations. We do not expect compliance with the Insurance Data Security Model Law, the South Carolina Department of Insurance Data Security Act, the California Consumer Privacy Act, Michigan's Data Security Act and Ohio's Data Protection Act to have a material impact on our financial condition or results of operations, as they closely resemble the NYDFS Cybersecurity Regulation.
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
Risk-Based Capital and Risk Assessment
In order to enhance the regulation of insurer solvency, each state of domicile in accordance with an NAIC-defined formula specifies risk-based capital requirements for property and casualty insurance companies. At December 31, 2018, all of ProAssurance’s insurance subsidiaries substantially exceeded the minimum required risk-based capital levels.
In late 2010, the NAIC adopted the Model Holding Co. Law. The Model Holding Co. Law, as compared to previous NAIC guidance, increases regulatory oversight of and reporting by insurance holding companies, including reporting related to non-insurance entities, and requires reporting of risks affecting the holding company group. Additionally, in 2012 the NAIC adopted ORSA, which requires insurers to maintain a framework for identifying, assessing, monitoring, managing and reporting on the “material and relevant risks” associated with the insurer's (or insurance group's) current and future business plans. ORSA requires larger insurers, generally those with annual written premium volume greater than $1 billion as a group or $500 million as an individual insurer, to file an internal assessment of solvency with insurance regulators annually beginning in 2015. Although no specific capital adequacy standard is currently articulated in ORSA, it is possible that such standard will be developed over time. The Model Holding Co. Law and ORSA will be binding only if adopted by state legislatures and/or state insurance regulatory authorities and actual regulations adopted by any state may differ from that adopted by the NAIC. As of December 31, 2018, all states have adopted the Model Holding Co. Law and 49 states have adopted ORSA. ProAssurance was not required to file an internal assessment of solvency under the ORSA criteria in 2018.
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
In June 2017, the U.S. House of Representatives passed the Financial CHOICE Act, which amends or repeals certain regulations in the Dodd-Frank Act, specifically modifying provisions related to insurance regulation. Revisions include the consolidation of two conflicting federal insurance positions into a single position established to advocate for the U.S. insurance industry at domestic and international levels, while preserving the traditional state-based system of insurance regulation. In March 2018, this legislation was passed by the U.S. Senate and signed into law by the President of the U.S. in May 2018.
Although the potential impacts of the Dodd-Frank Act and potential amendments to the Dodd-Frank Act, such as the Financial CHOICE Act, on the U.S. insurance industry are not clear, our business could be affected by changes to the U.S. system of insurance regulation.
In June 2012, Congress passed the Biggert-Waters Bill, which provided for a five-year renewal of the NFIP and, among other things, authorized the Federal Emergency Management Agency to carry out initiatives to determine the capacity of private insurers, reinsurers, and financial markets to assume a greater portion of the flood risk exposure in the U.S. and to assess the capacity of the private reinsurance market to assume some of the program’s risk. In August 2017, the President of the U.S. signed an executive order revoking the establishment of a federal flood risk management standard. In November 2017, the U.S. House of Representatives adopted a bill to reauthorize the NFIP for five years and implement several reforms, including provisions designed to spur additional private insurer involvement in covering flood risk, but the U.S. Senate has yet to vote on the measure. Due to the 2017 hurricane season, Congress adopted a short-term extension to fund the NFIP through January 2018, which lapsed on January 19, 2018; however, Congress subsequently extended the program through February 2018. Since then, the NFIP has received multiple short-term extensions and currently expires in May 2019. We cannot predict whether the proposals will be adopted or what impact, if any, subsequently enacted laws might have on our business, financial condition or results of operations.
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
U.S. Tax Legislation
On December 22, 2017, the President of the U.S. signed the TCJA into law. The TCJA includes significant changes to the U.S. corporate income tax system, including a reduction in the federal corporate rate from 35% to 21% beginning after December 31, 2017, changes to loss reserve discounting factors, limitations on the deductibility of interest expense and executive compensation, and modifications of the taxation of non-U.S. subsidiaries. See further discussion of the impact of the TCJA on our results of operations and financial position provided in Item 7, Management's Discussion and Analysis, in the Critical Accounting Estimates section under the heading "Taxes" or Note 6 of the Notes to Consolidated Financial Statements.
Terrorism Risk Insurance Act
TRIA, initially enacted in 2002 and reauthorized in 2007 and 2015, ensures the availability of insurance coverage for certain acts of terrorism, as defined in the legislation. The 2015 reauthorization extended the program through 2020. TRIA currently provides that during 2019 a loss event must exceed $180 million to trigger coverage and that the federal government will reimburse 81% of an insurer’s losses in excess of the insurer’s deductible, up to the maximum annual federal liability of $100 billion. The event trigger will gradually increase to $200 million by 2020 and the reimbursement percentage will gradually decline to 80% by 2020. TRIA requires that we offer terrorism coverage to our commercial policyholders in our workers' compensation line of business, for which we may, when warranted, charge an additional premium. The policyholders may or may not accept such coverage.

International
Cayman Islands
Our SPC business operates through our subsidiaries, Eastern Re and Inova Re, which are organized and licensed as Cayman Islands unrestricted Class B insurance companies. Eastern Re and Inova Re are subject to regulation by the CIMA. Applicable laws and regulations govern the types of policies that Eastern Re and Inova Re can insure or reinsure, the amount of capital they must maintain and the way it can be invested, and the payment of dividends without approval by the CIMA. Eastern Re and Inova Re are required to maintain minimum capital of approximately $200,000 and must receive approval from the CIMA before they can pay any dividends.
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
In June 2016, the U.K. approved a referendum to exit the European Union, commonly referred to as "Brexit", which resulted in volatility in global stock markets and currency exchange rates, and has increased political, economic and global market uncertainty. The formal process for Brexit was triggered in March 2017 by the filing of a notice to withdraw and the legal deadline for the U.K. to withdraw from the European Union is set for March 2019. The effects of Brexit will depend in part on any agreements the U.K. makes to retain access to European Union markets either during a transitional period or more permanently. Until the withdrawal is finalized, Lloyd's is currently permitted to operate without the need for additional licensing or authorization from each individual country. In November 2018, Lloyd's opened a new European insurance company in Brussels in order to maintain access to European Union business for the 2019 renewal season. Lloyd's Brussels is Lloyd's first Europe wide operation and will bring Lloyd's expertise closer to its customers and partners in Europe. Lloyd's Brussels will also be moving all legacy EEA business to Brussels by the end of 2020 via a Part VII portfolio transfer, which allows insurers and reinsurers to transfer portfolios of insurance business from one legal entity to another, subject to court approval. We cannot predict the nature and extent of the impact that Brexit will have on regulation, interest rates, currency exchange rates and financial markets.
Employees
At December 31, 2018, we had 991 employees, none of whom were represented by a labor union. We consider our employee relations to be good.
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

ITEM 1A. RISK FACTORS.
There are a number of factors, many beyond our control, which may cause results to differ significantly from our expectations. Through our ERM program, as previously discussed, we have attempted to identify and understand the nature, caliber and sensitivity of material foreseeable risks, mitigate or avoid those risks and determine a course of action necessary to address such risks. These risk factors fall under the following three categories: Insurance, Financial and Operational. Any factor described in this report could by itself, or together with one or more other factors, have a negative effect on our business, results of operations and/or financial condition. There may be factors not described in this report that could also cause results to differ from our expectations.
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
As a property and casualty insurer, we are exposed to claims arising out of catastrophes, primarily through our workers' compensation and Lloyd's Syndicate operations. Catastrophes can be caused by various events, including hurricanes, tsunamis, tornadoes, windstorms, earthquakes, hailstorms, explosions, flooding, severe winter weather and fires and may include man-made events, such as terrorist attacks or a widespread financial crisis. The incidence, frequency and severity of catastrophes are inherently unpredictable. While we use historical data and modeling tools to assess our potential exposure to catastrophic losses under various conditions and probability scenarios, such assessments do not necessarily accurately predict future losses or accurately measure our potential exposure. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event.
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
We use analytical models to assist our decision-making in key areas such as pricing and reserving and may be adversely affected if actual results differ materially from the model outputs and related analyses.
We use various modeling techniques and data analytics to analyze and estimate exposures, loss trends and other risks associated with our assets and liabilities. This includes both proprietary and third party modeled outputs and related analyses to assist us in decision-making and maintain a competitive advantage. The modeled outputs and related analyses from both proprietary and third parties are subject to various assumptions, uncertainties, model design errors and the inherent limitations of any statistical analysis, including those arising from the use of historical internal and industry data and assumptions. In addition, the effectiveness of any model can be degraded by operational risks including, but not limited to, the improper use of the model. Consequently, actual results may differ materially from our modeled results. The profitability and financial condition of the Company substantially depends on the extent to which our actual experience is consistent with assumptions we use in our models and ultimate model outputs. If, based upon these models or other factors, we misprice our products or fail to appropriately estimate the risks we are exposed to, our business, financial condition, results of operations or liquidity may be adversely affected.
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
As part of our overall risk and capacity management strategy, we purchase reinsurance for significant amounts of risk underwritten by our insurance subsidiaries. Market conditions beyond our control determine the availability and cost of the reinsurance. We may be unable to maintain current reinsurance coverage or to obtain other reinsurance coverage in adequate amounts and at favorable rates. If we are unable to renew our expiring coverage or to obtain new reinsurance coverage, either our net exposure to risk would increase or, if we are unwilling to bear an increase in net risk exposures, we would need to reduce the amount of our underwritten risk.
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
The following table presents the claims paying ratings of our core insurance subsidiaries as of February 15, 2019.

Rating Agency (1)
	A.M. Best (www.ambest.com)	Fitch (www.fitchratings.com)	Moody’s (www.moodys.com)
ProAssurance Indemnity Company, Inc.	A+ (Superior)	A (Strong)	A2
ProAssurance Casualty Company	A+ (Superior)	A (Strong)	A2
ProAssurance Specialty Insurance Company, Inc.	A+ (Superior)	A (Strong)	NR
Podiatry Insurance Company of America	A+ (Superior)	A (Strong)	A2
PACO Assurance Company, Inc.	A- (Excellent)	A (Strong)	NR
Noetic Specialty Insurance Company	A+ (Superior)	A (Strong)	NR
Medmarc Casualty Insurance Company	A+ (Superior)	A (Strong)	NR
Lloyd's Syndicate 1729 and Syndicate 6131 (2)	A (Excellent)	AA- (Strong)	NR
Eastern Alliance Insurance Company	A (Excellent)	A (Strong)	A3
Allied Eastern Indemnity Company	A (Excellent)	A (Strong)	A3
Eastern Advantage Assurance Company	A (Excellent)	A (Strong)	NR
Eastern Re Ltd., SPC	A (Excellent)	NR	NR
Inova Re Ltd., SPC	NR	NR	NR
(1) NR indicates that the subsidiary has not been rated by the listed rating agency.
(2) Rating provided is the rating applicable to all Lloyd's syndicates.
In addition to the evaluation of our claims paying ability, four rating agencies evaluate and rate our ability to service current debt and potential debt. These financial strength ratings reflect each agency’s independent evaluation of our ability to meet our obligation to holders of our debt, if any. While these ratings may be of greater interest to investors than our claims-paying ratings, these are not ratings of our equity securities nor a recommendation to buy, hold or sell our equity securities.

Our business could be adversely affected by the loss or consolidation of independent agents, agencies, brokers or brokerage firms.
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
As a participant in Lloyd's Syndicates, we are subject to certain risks and uncertainties, including the following:

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
Financial
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
At December 31, 2018 our receivable from reinsurers on unpaid losses and loss adjustment expenses was $344 million and our receivable from reinsurers on paid losses and loss adjustment expenses was $12 million. As of December 31, 2018, no reinsurer, on an individual basis, had an estimated net amount due which exceeded $36 million.
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
Our investment portfolio is primarily comprised of interest-earning assets, marked to fair value each period. Thus, prevailing economic conditions, particularly changes in market interest rates, may significantly affect our results of operations. Significant movements in interest rates potentially expose us to lower yields or lower asset values. Changes in market interest rate levels generally affect our net income to the extent that reinvestment yields are different than the yields on maturing securities. Changes in interest rates also can affect the value of our interest-earning assets, which are principally comprised of fixed and adjustable-rate investment securities. Generally, the values of fixed-rate investment securities fluctuate inversely with changes in interest rates. Interest rate fluctuations could affect our shareholders’ equity, income and/or cash flows.

Our investments are subject to credit, prepayment and other risks.
A significant portion of our total assets ($3.3 billion or 73%) at December 31, 2018 are financial instruments whose value can be significantly affected by economic and market factors beyond our control including, among others, the unemployment rate, the strength of the domestic housing market, the price of oil, changes in interest rates and spreads, consumer confidence, investor confidence regarding the economic prospects of the entities in which we invest, corrective or remedial actions taken by the entities in which we invest, including mergers, spin-offs and bankruptcy filings, the actions of the U.S. government, and global perceptions regarding the stability of the U.S. economy. Adverse economic and market conditions could cause investment losses or OTTIs of our securities, which could affect our financial condition, results of operations or cash flows.
At December 31, 2018 approximately 13% of our investment portfolio was invested in mortgage and asset-backed securities. We utilize ratings determined by NRSROs (Moody’s, Standard & Poor’s and Fitch) as an element of our evaluation of the creditworthiness of our securities. The ratings are subject to error by the agencies; therefore, we may be subject to additional credit exposure should the rating be misstated.
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
At December 31, 2018 the fair value of our state/municipal portfolio was $293.8 million (amortized cost basis of $289.5 million). While our state/municipal portfolio had a high credit rating (AA on average), which indicates a strong ability to pay, there is no assurance that there will not be a credit related event which would cause fair values to decline. An economic downturn could lessen tax receipts and other revenues in many states and their municipalities. With U.S. corporate tax rates decreasing, the overall attractiveness of owning municipal bonds may decline and impact the market valuations.
Our tax credit partnership interests are subject to risks related to the potential forfeiture of the tax credits and all or a portion of the previously claimed tax credits. Loss of all or a portion of the tax credits might occur if the property owner fails to meet the specified requirements of planning and constructing or, in the case of the qualified affordable housing project tax credits, fails to operate the property as required or below expected capacity. With U.S. corporate tax rates decreasing, the utilization of our tax credits may take longer than anticipated. While this would not impact the amount of tax credits we receive, a delay in recognition could be impactful from an economic perspective due to the time value of money. Additionally, the value of losses embedded in our tax credits could decrease due to a lower deduction value, which would reduce the carrying value of the partnership interests and could result in an OTTI. At December 31, 2018 the carrying value of our tax credit partnership interests was approximately $69.4 million.
In a period of market illiquidity and instability, the fair values of our investments are more difficult to assess and our assessments may prove to be greater or less than amounts received in actual transactions.
At December 31, 2018 and in accordance with applicable GAAP, we valued 95% of our investments at fair value and the remaining 5% at cost, equity, or cash surrender value. See Notes 1, 2 and 3 of the Notes to Consolidated Financial Statements for additional information.
We determine the fair value of our investments using quoted exchange or over-the-counter prices, when available. At December 31, 2018, we valued approximately 20% of our investments in this manner. When exchange or over-the-counter quotes are not available, we estimate fair values based on broker dealer quotes and various other valuation methodologies, which may require us to choose among various input assumptions and utilize judgment. At December 31, 2018 approximately 66% of our investments were valued in this manner. When markets exhibit significant volatility, there is more risk that we may utilize a quoted market price, broker dealer quote, valuation technique or input assumption that results in a fair value estimate that is either over or understated as compared to actual amounts that would be received upon disposition of the security. At December 31, 2018 approximately 9% of our investments are investment funds which measure fund assets at fair value on a recurring basis and provide us with a NAV for our interest. As a practical expedient, we consider the NAV provided to approximate the fair value of the interest. NAV is provided by the asset managers and in some cases estimates are used for valuation and are subject to variations depending on those estimates. Our funds valued at NAV have various redemption requirements and lock-up provisions (see Note 2 of the Notes to the Consolidated Financial Statements for further information).

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
During 2013, we issued $250 million of unsecured Senior Notes Payable due in 2023 at a 5.3% interest rate. There is no guarantee that additional debt could be issued on similar terms in the future as rates available to us may change due to changes in the economic climate or shifts in the yield curve may occur or an increase in our level of debt may result in rating agencies lowering our debt rating. Additionally, our Revolving Credit Agreement requires that our consolidated debt to capital ratio (0.16 to 1.0 at December 31, 2018) be 0.35 to 1.0 or less.
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
The interest rates on our mortgage loans and Revolving Credit Agreement are priced using a spread over LIBOR, which may be phased out in the future.
LIBOR is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting interest rates on loans globally. The terms of certain of our debt agreements include interest rates which are calculated based on LIBOR.
On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time whether or not LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, announced replacement of U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by U.S. Treasury securities called the Secured Overnight Financing Rate (“SOFR”). The first publication of SOFR was released in April 2018 and was subsequently codified by the FASB in October 2018. The updated codification added the overnight index swap rate ("OIS") based on the SOFR to the list of U.S. benchmark interest rates that are eligible to be hedged. As a result, entities may designate changes in the OIS rate as the hedged risk in hedges of interest rate risk for fixed-rate financial instruments beginning in January 2019. If LIBOR ceases to exist, we may need to renegotiate our mortgage loans and Revolving Credit Agreement that utilize LIBOR as a factor in determining the interest rate to replace LIBOR with the new standard that is established.
Resolution of uncertain tax matters and changes in tax laws or taxing authority interpretations of tax laws could result in actual tax benefits or deductions that are different than we have estimated, both with regard to amounts recognized and the timing of recognition. Such differences could affect our results of operations or cash flows.
Our provision for income taxes, our recorded tax liabilities and net deferred tax assets, including any valuation allowances, are recorded based on estimates. These estimates require us to make significant judgments regarding a number of factors, including, among others, the applicability of various federal and state laws, the interpretations given to those tax laws by taxing authorities, courts and the Company, the timing of future income and deductions, and our expected levels and sources of future taxable income. We believe our tax positions are supportable under current tax laws and that our estimates are prepared in accordance with GAAP. Additionally, from time to time, due to changes in economic and/or political conditions, there are changes in tax laws and interpretations of tax laws which could significantly change our estimates of the amount of tax benefits or deductions expected to be available to us in future periods. Specifically, recent changes in federal tax law included a reduction in the U.S. corporate income tax rate, changes to the cost of cross border reinsurance, changes to the overall tax base and a limitation on the deductibility of certain executive compensation in future periods. Changes to our prior estimates in these cases would be reflected in the period changed and could have a material effect on our effective tax rate, financial position, results of operations and cash flows. As the Company has reinsurance operations domiciled in the Cayman Islands, changes in the tax laws of the Cayman Islands as well as the recent change in U.S. federal tax law regarding outbound cross border affiliate reinsurance could result in the loss of profitability of that business.
We are subject to U.S. federal and various state income taxes as well as U.K. related taxes. We are periodically under examination by federal, state and local authorities regarding income tax matters and our tax positions could be successfully challenged; the costs of defending our tax positions could be considerable. Our estimate of our potential liability for known uncertain tax positions is reflected in our financial statements. As of December 31, 2018 we had a federal income tax receivable of approximately $3.5 million. We also had a liability for unrecognized current tax benefits of $3.6 million, and we had a net deferred tax asset of approximately $29.1 million.

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
Operational
Changes in healthcare policy could have a material effect on our operations.
The ACA was enacted in March 2010, and many but not all of its provisions have become effective. To date, we do not believe that the primary provisions of ACA have directly affected our business. However, regulations to implement the law may be revised and the effect of currently enacted provisions may evolve over time. Specifically, presidential and congressional elections in the U.S. could result in significant changes in, and uncertainty with respect to, legislation, regulation and government policy. While it is not possible to predict whether and when any such changes will occur, proposals discussed by the current U.S. administration included the repeal or material amendment of the ACA. Thus, the ACA may yet have unanticipated or indirect effects on our business or alter the risk and cost environments in which we and our insureds operate. These risks include: further increases in the number of physicians choosing to practice as a part of a larger healthcare organization that utilizes a self-insurance or alternative risk management solution for its HCPL needs; use of electronic medical records may lead to additional medical malpractice litigation or increase the cost of litigation; patient dissatisfaction may increase due to greater strain on the patient-physician relationship; overall healthcare costs may increase which would increase loss costs for claims involving bodily injury; and additional health conditions may be identified as work-related which could increase the number of workers' compensation claims. Conversely, it is anticipated that there will be growth in the number of ancillary healthcare providers that will become customers for HCPL products. We are unable to predict with any certainty the effect that ACA or future related legislation will have on our insureds or our business.
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

During 2017, the U.S. House of Representatives passed the Financial CHOICE Act, which would amend or repeal certain regulations in the Dodd-Frank Act, specifically modifying provisions related to insurance regulation. Revisions include the consolidation of two conflicting federal insurance positions into a single position established to advocate for the U.S. insurance industry at domestic and international levels, while preserving the traditional state-based system of insurance regulation. In March 2018, this legislation was passed by the U.S. Senate and signed into law by the President of the U.S. in May 2018.
Although the potential impacts of the Dodd-Frank Act and potential amendments to the Dodd-Frank Act, such as the Financial CHOICE Act, on the U.S. insurance industry are not clear, our business could be affected by changes to the U.S. system of insurance regulation.
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
Our top five states, Pennsylvania, Alabama, Indiana, Texas and Michigan, represented 39% of our direct premiums written for the year ended December 31, 2018. Moreover, on a combined basis, Pennsylvania, Alabama and Indiana accounted for 30% of our direct premiums written for each of the years ended December 31, 2018, 2017 and 2016. Unfavorable business, economic or regulatory conditions in any of these states could have a disproportionately greater effect on us than they would if we were less geographically concentrated.
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
The operations of the Company are heavily dependent upon the delivery of superior customer service across a broad customer base, by which negative feedback from agents, brokers, insureds or internal staff could result in a loss of revenue for the Company.
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
We own two subsidiaries domiciled in the Cayman Islands and subject to the laws of the Cayman Islands and regulations promulgated by the CIMA. Failure to comply with these laws, regulations and requirements could result in consequences ranging from a regulatory examination to a regulatory takeover of our Cayman Islands subsidiaries, which could potentially impact profitability of alternative market solutions offered through these subsidiaries.
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
The U.K.'s referendum vote in favor of leaving the European Union could have a material effect on our operations.
In June 2016, the U.K. approved a referendum to exit the European Union, commonly referred to as "Brexit" as described in Part I under the heading "Insurance Regulatory Matters." The possible exit of the U.K. from the European Union could result in significant macroeconomic deterioration including, but not limited to, a decrease in global stock exchange indices and an increase in foreign exchange volatility (in particular a further weakening of the pound sterling against the U.S. dollar). The full effects of Brexit are uncertain and will depend on any agreements the U.K. may make to retain access to European Union markets. However, we do not expect Brexit to have a material effect on our Lloyd's Syndicate operations as Lloyd's has opened a new European insurance company in Brussels in order to maintain access to European Union business for the 2019 renewal season (see further discussion in Part I under the heading "Insurance Regulatory Matters").
The assessments that we are required to pay to state associations may increase or our participation in mandatory risk retention pools could be expanded and our results of operations and financial condition could suffer as a result.
Each state in which we operate has separate insurance guaranty fund laws requiring admitted property and casualty insurance companies doing business within their respective jurisdictions to be members of their guaranty associations. These associations are organized to pay covered claims (as defined and limited by the various guaranty association statutes) under insurance policies issued by insurance companies that have become insolvent. Most guaranty association laws enable the associations to make assessments against member insurers to obtain funds to pay covered claims after a member insurer becomes insolvent. These associations levy assessments (up to prescribed limits) on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the covered lines of business in that state. Maximum assessments generally vary between 1% and 2% of annual premiums written by a member in that state. Some states permit member insurers to recover assessments paid through surcharges on policyholders or through full or partial premium tax offsets, while other states permit recovery of assessments through the rate filing process. We had no significant guaranty fund recoupments or assessments in 2018, 2017 or 2016. Our practice is to accrue for insurance insolvencies when notified of assessments. We are not able to reasonably estimate assessments or develop a meaningful range of possible assessments prior to notice because the guaranty funds do not provide sufficient information for development of such estimates or ranges.
Certain states in which we write workers’ compensation insurance have established administrative and/or second injury funds that levy assessments against insurers that write business in their state. The assessments are generally based on an insurer’s proportionate share of premiums or losses in a particular state, and the assessment rate can vary from year to year.
Risk pooling mechanisms have been established in certain states that offer insurance coverage to individuals or entities who are otherwise unable to purchase coverage from private insurers. Authorized property and casualty insurers in these states are generally required to share in the underwriting results of these pooled risks, which are typically adverse. Should our mandatory participation in such pools be increased or if the assessments from such pools increased, our results of operations and financial condition would be negatively affected, although that was not the case in 2018, 2017 or 2016.
Our Board may decide that our financial condition does not allow the continued payment of a quarterly cash dividend, or requires that we reduce the amount of our quarterly cash dividend.
Our Board approved a cash dividend policy in September 2011, and we most recently paid a $0.81 per share dividend for the three months ended December 31, 2018, which included a $0.50 special dividend. However, any decision to pay future cash dividends is subject to the Board’s final determination after a comprehensive review of the Company’s financial performance, future expectations and other factors deemed relevant by the Board.
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
The Company carefully adheres to NYSE and SEC requirements as the loss of trading privileges on the NYSE or an SEC enforcement action could have a significant financial impact on the Company. Failure to comply with various SEC reporting and record keeping requirements could result in a decline in the value of our stock or a decline in investor confidence which could directly impact our ability to efficiently raise capital. Failure to adhere to NYSE requirements could result in fines, trading restrictions or delisting.
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
The operations of the Company are dependent upon the security, integrity and availability of our internal technology infrastructure and that of certain third parties. Any significant disruption of these infrastructures could result in unauthorized access to Company data or reduce our ability to conduct business effectively, or both.
The Company is dependent upon its technology infrastructure and that of certain third parties to operate and report financial and other Company information accurately and timely. We collect, use, store or transmit an increasingly large amount of confidential, proprietary and other information in connection with the operation of our business. Therefore, the Company has focused resources on securing and preserving the integrity of our data processing systems and related data. Despite our efforts to ensure the integrity of our systems, we are increasingly exposed to the risk that our technology infrastructure could be subject to cyber-attacks and unauthorized access, such as physical and electronic break-ins or unauthorized tampering.

The Company also evaluates the integrity and security of the technology infrastructure of third parties that access, process or store data that the Company considers to be significant. While we review and assess our third party providers' cybersecurity controls, as appropriate, and make changes to our business processes to manage these risks, there is no guarantee that measures taken to date will completely prevent possible disruption, damage or destruction by intentional or unintentional acts or events such as cyber-attacks, viruses, sabotage, human error, system failure or the occurrence of numerous other human or natural events.
Disruption, damage or destruction of any of our systems or data could cause our normal operations to be disrupted or unauthorized internal or external knowledge or misuse of confidential Company data could occur, all of which could be harmful to the Company from a financial, legal and reputational perspective. We continually enhance our cyber and information security in order to identify and neutralize emerging threats and improve our ability to prevent, detect and respond to attempts to gain unauthorized access to our data and systems. We regularly add additional security measures to our computer systems and network infrastructure to mitigate the possibility of cybersecurity breaches, including firewalls and penetration testing. However, it is impossible to defend against every risk being posed by changing technologies. The Company has a formal process in place for identifying, handling and disclosing of cybersecurity incidents. In addition, the Company's Board and Audit Committee are involved in the oversight of our cybersecurity policies and procedures and are continually updated on material cybersecurity risks and cybersecurity issues, if any, faced by executive management. To date, the Company has not suffered any material harm or loss relating to cyber-attacks or other security breaches at the Company or its third parties.

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

W. Stancil Starnes
Mr. Starnes was appointed as Chief Executive Officer in 2007 and has served as the Chairman of the Board since 2008. Mr. Starnes served as President of ProAssurance from 2012 to December 2018. Mr. Starnes previously served as President, Corporate Planning and Administration of Brasfield & Gorrie, Inc., a large national commercial contractor. Prior to 2006, Mr. Starnes served as the Senior and Managing Partner of the law firm of Starnes & Atchison, LLP, where he was extensively involved with ProAssurance and its predecessors in the defense of healthcare professional liability claims for over 25 years. Mr. Starnes served as a director of Infinity Property and Casualty Corporation, a public insurance holding company, from 2008 to May 2017 where he served on the Audit and Investment Committees. Mr. Starnes currently serves on the Board of Trustees for the University of Alabama. He also serves on the Board of Directors of National Commerce Corporation, located in Birmingham, Alabama, where he serves as Chairman of the Nominating and Corporate Governance Committee, Chairman of the Pricing Committee and is a member of the Compensation Committee. (Age 70)

Edward L. Rand, Jr.
Mr. Rand was appointed as Chief Operating Officer and President of ProAssurance in 2018. Mr. Rand was appointed as an Executive Vice President in 2014. Mr. Rand also has served as President of our Medmarc subsidiary since 2016. Mr. Rand has previously served as Chief Financial Officer and Senior Vice President of Finance. Prior to joining ProAssurance, Mr. Rand was the Chief Accounting Officer and Head of Corporate Finance for PartnerRe Ltd. Prior to that time Mr. Rand served as the Chief Financial Officer of Atlantic American Corporation. (Age 52)

Howard H. Friedman
Mr. Friedman was appointed as President of our Healthcare Professional Liability Group in 2014, and is also our Chief Underwriting Officer and Chief Actuary. Mr. Friedman has previously served as a Co-President of our Professional Liability Group, Chief Financial Officer, Corporate Secretary, and as the Senior Vice President of Corporate Development. Mr. Friedman joined our predecessor in 1996. Mr. Friedman is an Associate of the Casualty Actuarial Society and a member of the American Academy of Actuaries. (Age 60)

Dana S. Hendricks
Ms. Hendricks was appointed as our Chief Financial Officer in 2018. Ms. Hendricks has previously served as Senior Vice President of Business Operations for our PICA subsidiary. Prior to that time, Ms. Hendricks served PICA as Vice President of Finance and Corporate Controller. Prior to joining PICA in 2001, Ms. Hendricks held various finance and data analysis positions with American General Life & Accident Insurance Company. Ms. Hendricks is a Certified Public Accountant. (Age 51)

Jeffrey P. Lisenby
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
Mr. O’Neil was appointed as our Senior Vice President and Chief Communications Officer in 2001. Mr. O’Neil has previously served as our Senior Vice President of Corporate Communications, having joined our predecessor in 1987. (Age 65)

Michael L. Boguski
Mr. Boguski is President of our Eastern subsidiary. Prior to the acquisition of Eastern, Mr. Boguski served as President and Chief Executive Officer of Eastern, and first joined Eastern in 1997. (Age 56)

Ross E. Taubman
Dr. Taubman is President and Chief Medical Officer of our PICA subsidiary. Prior to joining PICA, Dr. Taubman practiced podiatry for 26 years. During that time, Dr. Taubman served as Treasurer, Vice-President and President of the Maryland Podiatric Medical Association. Dr. Taubman also served as President of The American Podiatric Medical Association (APMA) from 2008 through 2009, and served in a number of executive leadership positions for the APMA. Dr. Taubman is a diplomate in the American Board of Podiatric Surgery. (Age 61)

We have adopted a Code of Ethics and Conduct that applies to our directors and executive officers, including but not limited to our principal executive officers and principal financial officer. We also have share ownership guidelines in place to ensure that management maintains a significant portion of their personal investments in the stock of ProAssurance. Both our Code of Ethics and Conduct and our Share Ownership Guidelines are available on the Governance section of our website. Printed copies of these documents may be obtained from our Investor Relations department either by mail at P.O. Box 590009, Birmingham, Alabama 35259-0009, or by telephone at (205) 877-4400 or (800) 282-6242.

ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
At February 15, 2019, ProAssurance Corporation had 3,028 stockholders of record and 53,640,178 shares of common stock outstanding. ProAssurance’s common stock currently trades on the NYSE under the symbol “PRA.”

	2018		2017
Quarter	High	Low	High	Low
First	$56.00	$47.35	$61.85	$53.90
Second	$48.20	$35.35	$62.45	$57.80
Third	$49.40	$35.50	$61.80	$51.30
Fourth	$46.28	$37.18	$63.00	$55.00

	Dividends Declared		Dividends Paid
Quarter	2018	2017	2018	2017
First	$0.31	$0.31	$5.00	$5.00
Second	$0.31	$0.31	$0.31	$0.31
Third	$0.31	$0.31	$0.31	$0.31
Fourth*	$0.81	$5.00	$0.31	$0.31
* Includes a special dividend of $0.50 and $4.69 per common share declared in 2018 and 2017, respectively.
The Board declared a quarterly dividend in each quarter of 2018 and 2017. Each dividend was paid in the month following the quarter in which it was declared. The Board also declared special dividends of $0.50 and $4.69 per common share during the fourth quarters of 2018 and 2017, respectively, each of which were paid in January of the following year. Any decision to pay regular or special cash dividends in the future is subject to the Board’s final determination after a comprehensive review of financial performance, future expectations and other factors deemed relevant by the Board.
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
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information regarding ProAssurance’s equity compensation plans as of December 31, 2018.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)		(c)
Equity compensation plans approved by security holders	582,409	$—	*	1,976,325
Equity compensation plans not approved by security holders	—	—		—
* No outstanding options as of December 31, 2018. Other outstanding share units have no exercise price.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs* (In thousands)
October 1 - 31, 2018	—	N/A	—	$109,643
November 1 - 30, 2018	—	N/A	—	$109,643
December 1 - 31, 2018	—	N/A	—	$109,643
Total	—	$—	—
* Under its current plan begun in November 2010, the Board has authorized $600 million for the repurchase of common shares or the retirement of outstanding debt. This is ProAssurance's only plan for the repurchase of common shares, and the plan has no expiration date.
ITEM 6. SELECTED FINANCIAL DATA.

	Year Ended December 31
($ in thousands, except per share data)	2018	2017	2016	2015	2014
Selected Financial Data
Gross premiums written	$957,311	$874,876	$835,014	$812,218	$779,609
Net premiums earned	$818,853	$738,531	$733,281	$694,149	$699,731
Net investment income	$91,884	$95,662	$100,012	$108,660	$125,557
Equity in earnings (loss) of unconsolidated subsidiaries	$8,948	$8,033	$(5,762)	$3,682	$3,986
Net realized investment gains (losses)	$(43,488)	$16,409	$34,875	$(41,639)	$14,654
Other income	$9,833	$7,514	$7,808	$7,227	$8,398
Total revenues	$886,030	$866,149	$870,214	$772,079	$852,326
Net losses and loss adjustment expenses	$593,210	$469,158	$443,229	$410,711	$363,084
Net income	$47,057	$107,264	$151,081	$116,197	$196,565
Net income per share:
Basic	$0.88	$2.01	$2.84	$2.12	$3.32
Diluted	$0.88	$2.00	$2.83	$2.11	$3.30
Weighted average shares outstanding:
Basic	53,598	53,393	53,216	54,795	59,285
Diluted	53,749	53,611	53,448	55,017	59,525
Balance Sheet Data, as of December 31
Total investments	$3,349,382	$3,686,528	$3,925,696	$3,650,130	$4,009,707
Total assets (1)	$4,600,726	$4,929,197	$5,065,181	$4,906,021	$5,167,375
Reserve for losses and loss adjustment expenses	$2,119,847	$2,048,381	$1,993,428	$2,005,326	$2,058,266
Debt less debt issuance costs (1)	$287,757	$411,811	$448,202	$347,858	$248,215
Total liabilities (1)	$3,077,724	$3,334,402	$3,266,479	$2,947,667	$3,009,431
Total capital	$1,523,002	$1,594,795	$1,798,702	$1,958,354	$2,157,944
Total capital per share of common stock outstanding	$28.39	$29.83	$33.78	$36.88	$38.17
Common stock outstanding, period end	53,637	53,457	53,251	53,101	56,534
(1) For all periods presented, debt is shown net of unamortized debt issuance costs which were previously reported as a part of other assets.

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
ProAssurance Overview
ProAssurance Corporation is a holding company for property and casualty insurance companies. Our wholly owned insurance subsidiaries provide professional liability insurance for healthcare professionals and facilities, professional liability insurance for attorneys, liability insurance for medical technology and life sciences risks and workers' compensation insurance. We are also the majority capital provider for Syndicate 1729 and the sole capital provider for Syndicate 6131 at Lloyd's of London.
We operate in five segments which are based on our internal management reporting structure for which financial results are regularly evaluated by our CODM to determine resource allocation and assess operating performance. During the third quarter of 2018, we reorganized our segment reporting and as a result, the number of our segments increased from four to five, described as follows:

•
Specialty P&C - This segment includes our professional liability business and medical technology liability business. Professional liability insurance is primarily offered to healthcare providers and institutions and, to a lesser extent, to attorneys and their firms. Medical technology liability insurance is offered to medical technology and life sciences companies that manufacture or distribute products including entities conducting human clinical trials. The underwriting results of SPCs that assume healthcare professional liability business were previously reported in this segment and are now reported in our Segregated Portfolio Cell Reinsurance segment.

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

•
Lloyd's Syndicates - This segment includes the operating results from our participation (62% for 2018) in Lloyd's of London Syndicate 1729 and our 100% participation in Syndicate 6131, which is a SPA that began writing business effective January 1, 2018. For the 2019 underwriting year, we slightly decreased our participation in the operating results of Syndicate 1729 from 62% to 61%. The results of this segment are normally reported on a quarter delay, except when information is available that is material to the current period. Syndicate 1729 underwrites risks over a wide range of property and casualty insurance and reinsurance lines in both the U.S. and international markets while Syndicate 6131 focuses on contingency and specialty property business, also within the U.S. and international markets.

•
Corporate - This segment includes our investment operations, other than those reported in our Segregated Portfolio Cell Reinsurance and Lloyd's Syndicates segments, interest expense and U.S. income taxes. The results of investment assets solely allocated to SPC operations were previously reported in this segment and are now reported in our Segregated Portfolio Cell Reinsurance segment. This segment also includes non-premium revenues generated outside of our insurance entities and corporate expenses.

All prior period segment information has been recast to conform to the current period presentation and the segment reorganization had no impact on previously reported consolidated financial results. Additional information regarding our segments is included in Note 16 of the Notes to Consolidated Financial Statements, Part I and the Segment Operating Results sections that follow.

Growth Opportunities and Outlook
Over the long-term we expect our growth to come primarily through controlled expansion of our existing operations. In addition, from time to time, we may identify opportunities for growth through the acquisition of other insurers, service providers or books of business. Growth through acquisition is often opportunistic and cannot be predicted.
We operate in very competitive markets and face strong competition from other insurance companies for all of our insurance products. HCPL insurance represents the largest product line in our gross premiums written (49% in 2018, excluding tail) and the healthcare market has been trending toward the formation of larger medical practice groups and the employment of physicians by hospitals. Large medical groups and facilities frequently manage their healthcare professional liability exposure outside of the traditional first dollar insurance marketplace using self-insured mechanisms and other risk sharing arrangements. In response to these trends, we offer products designed to provide greater risk sharing options to hospitals and large physician groups.
In 2014, we strengthened our position in the healthcare liability space by acquiring Eastern, a provider of workers' compensation insurance which currently represents the second largest product line in our gross premiums written (31% in 2018, including alternative market premiums). The workers’ compensation industry is highly competitive in the geographic markets in which we operate and multi-line insurers continue to increase their leverage of workers’ compensation business in their product offerings. We believe our workers' compensation products allow us to provide flexibility in offering solutions to our customers at a competitive price. In addition, we believe that our claims handling and risk management services are attractive to our customers and provide us with a competitive advantage even when our pricing is higher than our competitors.
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
Late in 2013, we completed the process of establishing a corporate member of Lloyd's of London, an internationally recognized specialist insurance market, by providing the majority of the capital to Syndicate 1729. Syndicate 1729 covers a range of property and casualty insurance and reinsurance lines and began active operations effective January 1, 2014. For the 2019 underwriting year, we slightly decreased our participation in the operating results of Syndicate 1729 from 62% to 61%. Syndicate 1729 has a maximum underwriting capacity of £128 million (approximately $163.3 million at December 31, 2018) for the 2019 underwriting year, of which £78 million (approximately $99.5 million at December 31, 2018) is our allocated underwriting capacity as a corporate member.
Late in 2017, we began providing 100% of the capital for the newly formed SPA, Syndicate 6131. Syndicate 6131, which began writing business effective January 1, 2018, serves as a quota share reinsurer to Syndicate 1729 and focuses on contingency and specialty property business. For the 2019 underwriting year, Syndicate 6131 has a maximum underwriting capacity of £12 million (approximately $15.3 million at December 31, 2018). We have a total capital commitment to support our Lloyd's Syndicate operations through 2019 of up to $200 million, referred to as FAL. The Board, through a non-binding resolution, extended this commitment through 2022. See further discussion in our Segment Operating Results - Lloyd's Syndicates section that follows.
We believe our emphasis on the fair treatment of our insureds and other important stakeholders through our commitment to “Treated Fairly” has enhanced our market position and differentiated us from other insurers. We will continue to practice our values of integrity, leadership, relationships and enthusiasm in all of our activities. We will honor these values in the execution of “Treated Fairly” to perform our Mission and realize our Vision. We believe that as we reach more customers with this message we will continue to improve retention and add new insureds.

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
In evaluating our performance, we consider a number of performance measures, including the following:

•	The net loss ratio which is calculated as net losses incurred divided by net premiums earned and is a component of underwriting profitability.

•	The underwriting expense ratio which is calculated as underwriting, policy acquisition and operating expenses incurred divided by net premiums earned and is a component of underwriting profitability.

•	The combined ratio which is the sum of the net loss ratio and the underwriting expense ratio and measures underwriting profitability.

•	The investment income ratio which is calculated as net investment income divided by net premiums earned and measures the contribution investment earnings provide to our overall profitability.

•	The operating ratio which is the combined ratio, less the investment income ratio. This ratio provides the combined effect of underwriting profitability and investment income.

•	The tax ratio which is calculated as total income tax expense divided by income (loss) before income taxes and measures our effective tax rate.

•
ROE which is calculated as net income divided by the average of beginning and ending shareholders’ equity. This ratio measures our overall after-tax profitability and shows how efficiently capital is being used.

•
Book value per share which is calculated as total shareholders’ equity at the balance sheet date divided by the total number of common shares outstanding. This ratio measures the net worth of the company to shareholders on a per-share basis. The declaration of dividends decreases book value per share. Growth in book value per share, adjusted for dividends declared, is an indicator of overall profitability.

We particularly focus on our combined ratio and investment returns, both of which directly affect our ROE and growth in our book value. We currently target a dynamic ROE of 700 basis points above the 10-year U.S. Treasury rate, which at December 31, 2018 was approximately 9.7%.
Our emphasis on rate adequacy, selective underwriting, effective claims management and prudent investments is a key factor in our ability to achieve our ROE target. We closely monitor premium revenues, losses and loss adjustment costs, and underwriting and policy acquisition expenses. Our overall investment strategy is to focus on maximizing current income from our investment portfolio while maintaining safety, liquidity, duration and portfolio diversification. While we engage in activities that generate other income, these activities, such as insurance agency services, do not constitute a significant use of our resources or a significant source of revenues or profits.

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
As of December 31, 2018 our reserve is comprised almost entirely of long-tail exposures. The estimation of long-tailed losses is inherently difficult and is subject to significant judgment on the part of management. Due to the nature of our claims, our loss costs, even for claims with similar characteristics, can vary significantly depending upon many factors, including but not limited to the specific characteristics of the claim and the manner in which the claim is resolved. Long-tailed insurance is characterized by the extended period of time typically required both to assess the viability of a claim and potential damages, if any, and to reach a resolution of the claim. The claims resolution process may extend to more than five years. The combination of continually changing conditions and the extended time required for claim resolution results in a loss cost estimation process that requires actuarial skill and the application of significant judgment, and such estimates require periodic modification.
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
Our reserving process can be broadly grouped into three areas: the establishment of the reserve for the current accident year (the initial reserve), the re-estimation of the reserve for prior accident years (development of prior accident years) and the establishment of the initial reserve for risks assumed in business combinations, applicable only in periods in which acquisitions occur (the acquired reserve). A summary of the activity in our net reserve for losses during 2018, 2017 and 2016 is provided under the heading "Losses" in the Liquidity and Capital Resources and Financial Condition section that follows.
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
Specialty P&C Segment. Loss costs within this segment are impacted by many factors including but not limited to the nature of the claim, including whether or not the claim is an individual or a mass tort claim, the personal situation of the claimant or the claimant's family, the outcome of jury trials, the legislative and judicial climate where any potential litigation may occur, general economic conditions and, for claims involving bodily injury, the trend of healthcare costs. Within our Specialty P&C segment, for our HCPL business (75% of our consolidated gross reserve for losses and loss adjustment expenses as of December 31, 2018), we set an initial reserve using the average loss ratio used in our pricing, plus an additional provision in consideration of the historical loss volatility we and others in the industry have experienced. The current accident year reserve also includes provisions for any loss portfolio transfers we enter into during the current period. For our HCPL business our target loss ratio during recent accident years has ranged from 77% to 80% and the provision for loss volatility has ranged from 8 to 10 percentage points, producing an overall average initial loss ratio for our HCPL business of approximately 90%. Changes in observed claim frequency and/or severity can result in variations from these levels. The reasons for the variability in loss provisions from period to period have included additional loss activity within our excess and surplus lines business, provisions for losses in excess of policy limits, adjustments to ULAE, adjustment to the reserve for the DDR provisions in our policies and additional losses recorded for particular exposures, such as mass torts. These specific adjustments are made if we believe the results for a given accident year are likely to vary from those anticipated by our pricing. We believe use of a provision for volatility appropriately considers the inherent risks and limitations of our rate development process and the historic volatility of professional liability losses (the industry has experienced accident year loss ratios as high as 138% and as low as 54% over the past 30 years) and produces a reasonable best estimate of the reserve required to cover actual ultimate unpaid losses. A similar practice is followed for our legal professional liability business (3% of our consolidated gross reserve for losses and loss adjustment expenses as of December 31, 2018).
The risks insured in our medical technology liability business (4% of our consolidated gross reserve for losses and loss adjustment expenses as of December 31, 2018) are more varied, and policies are individually priced based on the risk characteristics of the policy and the account. The insured risks range from startup operations to large multinational entities and the larger entities often have significant deductibles or self-insured retentions. Reserves are established using our most recently developed actuarial estimates of losses expected to be incurred based on factors which include results from prior analysis of similar business, industry indications, observed trends and judgment. Claims in this line of business primarily involve bodily injury to individuals and are affected by factors similar to those of our HCPL line of business. For the medical technology liability business, we also establish an initial reserve using a loss ratio approach, including a provision in consideration of historical loss volatility that this line of business has exhibited.
Workers' Compensation Insurance Segment. Many factors affect the ultimate losses incurred for our workers' compensation coverages (11% of our consolidated gross reserve for losses and loss adjustment expenses as of December 31, 2018) including but not limited to the type and severity of the injury, the age and occupation of the injured worker, the estimated length of disability, medical treatment and related costs, and the jurisdiction and workers' compensation laws of the state of the injury occurrence. We use various actuarial methodologies in developing our workers’ compensation reserve, combined with a review of the exposure base generally based upon payroll of the insured. For the current accident year, given the lack of seasoned information, the different actuarial methodologies produce results with significant variability; therefore, more emphasis is placed on supplementing results from the actuarial methodologies with trends in exposure base, medical expense inflation, general inflation, severity, and claim counts, among other things, to select an expected loss ratio.
Segregated Portfolio Cell Reinsurance Segment. The factors that affect the ultimate losses incurred for the workers' compensation and healthcare professional liability coverages assumed by the SPCs at Eastern Re and Inova Re (3% of our consolidated gross reserve for losses and loss adjustment expenses as of December 31, 2018) are consistent with that of our Workers’ Compensation Insurance and Specialty P&C segments, respectively.
Lloyd's Syndicates Segment. Due to the relatively short history of Syndicate 1729 (January 1, 2014) we are influenced by historical claims experience of the Lloyd's market for similar risks in estimating the appropriate initial reserves for our Lloyd's Syndicates segment (4% of our consolidated gross reserve for losses and loss adjustment expenses as of December 31, 2018). We expect loss ratios to fluctuate from quarter to quarter as Syndicate 1729 writes more business and the book begins to mature. Loss ratios can also fluctuate due to the timing of earned premium adjustments. Such adjustments may be the result of premiums for certain policies and assumed reinsurance contracts being reported subsequent to the coverage period and may be subject to adjustment based on loss experience. Premium and exposure for some of Syndicate 1729's insurance policies and reinsurance contracts are initially estimated and subsequently recorded over an extended period of time as reports are received under delegated underwriting authority programs. When reports are received, the premium, exposure and corresponding loss estimates are revised accordingly. Changes in loss estimates due to premium or exposure fluctuations are incurred in the accident year in which the premium is earned.
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

Syndicate 6131, which began writing business effective January 1, 2018, follows a process similar to Syndicate 1729 for the establishment of initial reserves. Loss assumptions by risk category incorporated into the 2018 business plan submitted to Lloyd's were influenced by historical claims experience of the Lloyd's market for similar risks. We expect the loss ratios of Syndicate 6131 to fluctuate from quarter to quarter as Syndicate 6131 assumes more business from Syndicate 1729 and the book begins to mature.
Development of Prior Accident Years
In addition to setting the initial reserve for the current accident year, each period we reassess the amount of reserve required for prior accident years.
The foundation of our reserve re-estimation process is an actuarial analysis that is performed by both our internal and consulting actuaries. This very detailed analysis projects ultimate losses based on partitions which include line of business, geography, coverage layer and accident year. The procedure uses the most representative data for each partition, capturing its unique patterns of development and trends. In all there are over 200 different partitions of our business for purposes of this analysis. We believe that the use of consulting actuaries provides an independent view of our loss data as well as a broader perspective on industry loss trends.
For the Specialty P&C, Workers' Compensation Insurance and Segregated Portfolio Cell Reinsurance segments, the analysis performed by the consulting actuaries analyzes each partition of our business in a variety of ways and uses multiple actuarial methodologies in performing these analyses, including:

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
For our Workers’ Compensation Insurance segment and for the workers' compensation exposures in our Segregated Portfolio Cell Reinsurance segment, we utilize the reported development method, paid development method and Bornhuetter-Ferguson method, to develop our reserve for each accident year. The actuarial review includes the stratification of claims data (lost time claims, medical only claims) using different variations that allow us to identify trends that may not be readily identifiable if the data was evaluated only in the aggregate. Reported and paid loss development factors are key assumptions in the reserve estimation process and are based on our historical reported and paid loss development patterns. As accident years mature, the various actuarial methodologies produce more consistent loss estimates.
For our Lloyd's Syndicates segment we rely on the analysis of actual loss experience on the book of business written by Syndicate 1729 to determine loss development by accident year.
Acquired Reserve
The acquisition of Eastern on January 1, 2014 increased our loss reserve by $153.2 million which represented the fair value of Eastern's loss reserve at the time of the acquisition. The fair value of the reserve for losses and loss adjustment expenses and related reinsurance recoverables was based on an actuarial estimate of the expected future net cash flows, a reduction of those cash flows for the time value of money determined utilizing the U.S. Treasury Yield Curve, and a risk adjustment to reflect the net present value of profit that an investor would demand in return for the assumption of the associated risks. Expected net cash flows were derived from the expected loss payment patterns included in an actuarial analysis of Eastern's reserve performed as of December 31, 2013. The fair value of the reserve, including the risk margin discussed above, exceeded the undiscounted loss reserve previously established by Eastern by $9.3 million; this fair value adjustment is being amortized over the average expected life of the reserve of 6 years. The unamortized fair value adjustment included in the acquired reserve as of December 31, 2018 was $1.5 million.
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
HCPL. Over the past several years the most influential factor affecting the analysis of our HCPL reserves and the related development recognized has been the change in the severity of claims. The severity trend is an explicit component of our pricing models, whereas in our reserving process the severity trend's impact is implicit. Our estimate of this trend and our expectations about changes in this trend impact a variety of factors, from the selection of expected loss ratios to the ultimate point estimates established by management.
Because of the implicit and wide-ranging nature of severity trend assumptions on the loss reserving process, it is not practical to specifically isolate the impact of changing severity trends. However, because severity is an explicit component of our HCPL pricing process we can better isolate the impact that changing severity can have on our loss costs and loss ratios in regards to our pricing models for this business component. Our current HCPL pricing models assume a severity trend of approximately 3% in most states and products. We have observed potentially higher severity trends in our case reserve estimates but these have not yet been confirmed by actual claim payments. If the severity trend were to be higher by 1 percentage point, the impact would be an increase in our expected loss ratio for this business of 3.2 percentage points, based on current claim disposition patterns. An increase in the severity trend of 3 percentage points would result in a 10.1 percentage point increase in our expected loss ratio. Due to the long-tailed nature of our claims and the previously discussed historical volatility of loss costs, selection of a severity trend assumption is a subjective process that is inherently likely to prove inaccurate over time. Given the long tail and volatility, we are generally cautious in making changes to the severity assumptions within our pricing models. All open claims and accident years are generally impacted by a change in the severity trend, which compounds the effect of such a change.
Although the future degree and impact of the ultimate severity trend remains uncertain due to the long-tailed nature of our business, we have given consideration to observed loss costs in setting our rates. For our HCPL business this practice had generally resulted in rate reductions as claim frequency declined and remained at historically low levels. For example, on average, excluding our podiatry business acquired in 2009, we had gradually reduced the premium rates we charged on our standard physician renewal business (our largest HCPL line) by approximately 17% from the beginning of 2006 to December 31, 2016. However, from the beginning of 2017 to December 31, 2018, the average charged rates on our standard physician renewal business have increased by 4% and we anticipate further rate increases due to indications of increasing loss severity. Loss ratios for recent accident years have thus remained fairly constant because expected loss changes have been reflected in our rates; however, we have recognized a higher current accident year net loss ratio during 2018 due to those recent severity indications.
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
Loss Development
We recognized net favorable reserve development of $92.1 million for the year ended December 31, 2018, of which $77.1 million related to our Specialty P&C segment, $8.0 million related to our Workers' Compensation Insurance segment and $9.0 million related to our Segregated Portfolio Cell Reinsurance segment, slightly offset by unfavorable development of $2.0 million related to our Lloyd's Syndicates segment.
Net favorable development recognized within our Specialty P&C segment was primarily attributable to the favorable resolution of HCPL claims during the period and an evaluation of established case reserves and paid claims data that indicated that the average severity trend associated with the remaining HCPL claims is less than we had previously estimated, principally related to accident years 2011 through 2014. The favorable development in our Specialty P&C segment for the year ended December 31, 2018 included $13.3 million attributable to our medical technology liability line of business and $10.9 million attributable to our legal professionals liability line of business.
Net favorable development recognized within the Workers' Compensation Insurance segment reflected overall favorable trends in claim closing patterns primarily in the 2015 and 2016 accident years.
Net favorable development recognized within our Segregated Portfolio Cell Reinsurance segment primarily reflected better than expected claim trends in the 2015, 2016 and 2017 accident years. The improved claim trends reflected lower frequency and severity than anticipated at the time the reserves were established.
Net unfavorable development recognized within our Lloyd's Syndicates segment was driven by higher than expected losses and development on certain large claims which resulted in unfavorable development with respect to a previous year of account. See further discussion in our Segment Operating Results - Lloyd's Syndicates section that follows.

Loss Development by Line of Business
Professional Liability
Our professional liability line of business includes both our HCPL and legal professional lines, with our HCPL line representing the largest component of our reserve. In support of our concern that the decline in frequency will result in a higher severity trend for our HCPL claims, we saw our closed-with-indemnity-payment ratio (i.e., the number of claims closed with an indemnity or loss payment as compared to the total number of closed claims) for our claims increase from 10% in 2005 to 15% in 2018.
While this trend has been in keeping with our expectations, the anticipated increase in severity incorporated into our loss assumptions has not occurred. Rather, we have experienced lower than expected severity which has been the primary driver of the favorable development recognized in recent years.
The following table presents additional information about the loss development for our professional liability line of business:

($ in thousands)		2018		2017		2016
Accident Years	Estimated Ultimate Losses, Net of Reinsurance, December 31, 2018	Reserve Development (favorable) unfavorable	% of Known Claims Closed	Reserve Development (favorable) unfavorable	% of Known Claims Closed	Reserve Development (favorable) unfavorable	% of Known Claims Closed
2018	$447,267	N/A	18.0%	N/A	N/A	N/A	N/A
2017	$403,256	$13,637	46.4%	N/A	20.4%	N/A	N/A
2016	$403,185	$10,648	66.4%	$3,413	48.2%	N/A	17.6%
2015	$395,158	$(1,268)	80.8%	$1,510	68.7%	$304	47.5%
2014	$352,845	$(16,627)	89.4%	$(15,782)	82.3%	$(11,358)	71.8%
2013	$371,888	$(20,398)	94.7%	$(23,164)	90.4%	$(10,501)	83.4%
2012	$388,945	$(13,403)	97.4%	$(17,187)	95.3%	$(24,988)	92.0%
2011	$377,782	$(13,940)	97.8%	$(18,277)	96.4%	$(15,977)	94.0%
2010	$380,469	$(4,268)	99.1%	$(17,224)	98.7%	$(14,532)	97.6%
2009	$335,851	$(5,558)	99.5%	$(8,380)	99.0%	$(19,920)	98.4%
Prior to 2009	$7,209,070	$(12,616)		$(14,128)		$(28,674)
An extended period of time is required to get a more precise estimate of the loss cost for a given accident year. As an example, looking at the 2013 accident year for our professional liability reserves, we had resolved 83.4% of the known claims by the end of 2016, 90.4% of the known claims by the end of 2017, and 94.7% of the known claims by the end of 2018. These statistics are based on the number of reported claims; since many non-meritorious claims are resolved early, percentages of ultimate loss payments known at the same points in time are considerably lower. A similar pattern can be seen in each open accident year as demonstrated in the above table.
As a writer of third-party liability insurance, we have historically resolved more than 85% of our physician and hospital professional liability claims with no indemnity payment. As an accident year matures, the number of claims resolved with indemnity payments progressively increases. In a similar fashion, we typically expend more in loss adjustment expenses (legal fees) as claims mature.
At December 31, 2018, 2017 and 2016 management reserve estimates for the three most recent prior accident years (which have closed claim percentages at or below 85%) were influenced by the initial reserve estimate set for these years, moderated to reflect consideration of better than anticipated claims experience observed during the periods. Estimates for older accident years with higher percentages of closed claims were more heavily influenced by the more moderate severity trend, particularly with regard to claims closed during the periods.

This can be seen in looking at both the absolute amount of favorable reserve development recognized for the less developed accident years as well as the size of such development when compared to established ultimates for those same accident years at the end of the preceding calendar year. The following table provides this information for years ended December 31, 2018, 2017 and 2016 with respect to the three then most recent prior accident years:

($ in millions)	2018	2017	2016
Prior accident years	2015-2017	2014-2016	2013-2015
Net favorable (unfavorable) development recognized for the specified years	$(23.0)	$10.9	$21.6
Development as a % of established ultimates, prior calendar year end	(2.0%)	0.9%	2.3%
Medical Technology Liability
Our medical technology liability line of business has not experienced the change in claim frequency previously described for HCPL. However, the nature of the risks insured and volatility of the loss experience in this line of business has produced more variable loss development, as presented in the following table:

($ in thousands)		2018		2017		2016
Accident Years	Estimated Ultimate Losses, Net of Reinsurance, December 31, 2018	Reserve Development (favorable) unfavorable	% of Known Claims Closed	Reserve Development (favorable) unfavorable	% of Known Claims Closed	Reserve Development (favorable) unfavorable	% of Known Claims Closed
2018	$14,105	N/A	52.4%	N/A	N/A	N/A	N/A
2017	$14,228	$(695)	72.2%	N/A	42.2%	N/A	N/A
2016	$12,473	$(1,114)	62.8%	$(537)	53.3%	N/A	26.4%
2015	$10,832	$(1,511)	64.6%	$(1,755)	79.5%	$(440)	60.0%
2014	$11,971	$(1,526)	93.2%	$(187)	92.5%	$(845)	81.7%
2013	$5,312	$(1,526)	98.7%	$(2,622)	96.4%	$(2,400)	87.7%
2012	$9,867	$585	98.8%	$(1,251)	96.9%	$(1,826)	90.5%
2011	$9,608	$(5,273)	99.8%	$92	73.9%	$(1,591)	72.0%
2010	$24,330	$1,449	99.6%	$(1,385)	96.3%	$(800)	90.6%
2009	$20,876	$(753)	99.7%	$(1,178)	95.7%	$(1,382)	92.2%
Prior to 2009	$534,144	$(2,927)		$(1,250)		$(2,229)
Approximately $5.7 million of the $13.3 million total net favorable development recognized in 2018 related to the 2013 to 2016 accident years. The development for the 2013 to 2016 accident years represents a 12.3% reduction to the ultimates established for those reserves at December 31, 2017. Approximately $5.8 million of the $10.1 million total net favorable development recognized in 2017 related to the 2012 to 2015 accident years. The development for the 2012 to 2015 accident years represents a 12.1% reduction to the ultimates established for those reserves at December 31, 2016. Approximately $5.8 million of the $11.5 million total net favorable development recognized in 2016 related to the 2011 to 2013 accident years. The development for the 2011 to 2013 accident years represents a 14.3% reduction to the ultimates established for those reserves at December 31, 2015.
In 2018, 2017 and 2016 the development was largely attributable to favorable results from claims closed during the year. As time has elapsed we have recognized that actual loss experience has on average been better than estimated. We have been cautious in recognizing the improvement, but as claims have matured and claims are closed or have become more certain for the remaining open claims, we have revised reserve estimates. We believe the need for a cautious approach is required as outcomes are uncertain and results can be significantly affected by outcomes for a small number of cases.

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

($ in thousands)		2018		2017		2016
Accident Years	Estimated Ultimate Losses, Net of Reinsurance, December 31, 2017	Reserve Development (favorable) unfavorable	% of Known Claims Closed	Reserve Development (favorable) unfavorable	% of Known Claims Closed	Reserve Development (favorable) unfavorable	% of Known Claims Closed
2018	$139,426	N/A	40.0%	N/A	N/A	N/A	N/A
2017	$138,468	$(4,203)	80.8%	N/A	37.0%	N/A	N/A
2016	$123,146	$(8,257)	91.8%	$(7,546)	82.5%	N/A	41.3%
2015	$125,202	$(1,998)	95.3%	$(5,773)	92.4%	$(3,452)	82.6%
2014	$121,310	$(92)	98.4%	$(1,428)	97.0%	$77	92.5%
2013	$113,293	$(227)	99.2%	$441	98.3%	$944	97.1%
2012	$94,875	$(565)	99.5%	$(308)	99.3%	$(577)	98.4%
2011	$91,101	$(60)	99.3%	$241	99.0%	$156	98.9%
2010	$71,824	$(54)	99.4%	$(42)	99.4%	$(820)	99.3%
Prior to 2010	$401,859	$(11)		$1,710		$(782)
In 2018, we recognized $9.0 million of net favorable development in our Segregated Portfolio Cell Reinsurance segment and $8.0 million of net favorable development in our Workers' Compensation Insurance segment. In 2017, we recognized $8.5 million of net favorable development in our Segregated Portfolio Cell Reinsurance segment and $5.7 million of net favorable development in our Workers' Compensation Insurance segment. In 2016, we recognized $4.6 million of net favorable development in our Segregated Portfolio Cell Reinsurance segment and $1.6 million of net favorable development in our Workers' Compensation Insurance segment. In each of the years ended December 31, 2018, 2017 and 2016, net favorable development in our Workers' Compensation Insurance segment included $1.6 million related to the amortization of the purchase accounting fair value adjustment.
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
We have used this modeled statistical distribution to calculate an 80% and 60% confidence interval for the potential outcome of our consolidated net reserve for losses. The high and low end points of the distributions are as follows:

	Low End Point	Carried Net Reserve	High End Point
80% Confidence Level	$1.392 billion	$1.776 billion	$2.227 billion
60% Confidence Level	$1.497 billion	$1.776 billion	$2.030 billion
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
We evaluate each of our ceded reinsurance contracts at inception to confirm that there is sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting guidance. At December 31, 2018, all ceded contracts were accounted for as risk transferring contracts.
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
The financial strength of our reinsurers and their ability to pay us may change in the future due to forces or events we cannot control or anticipate. We have not experienced significant collection difficulties due to the financial condition of any reinsurer as of December 31, 2018; however, reinsurers may periodically dispute our demand for reimbursement from them based upon their interpretation of the terms of our agreements. We have established appropriate reserves for any balances that we believe may not be ultimately collected. Should future events lead us to believe that any reinsurer will not meet its obligations to us, adjustments to the amounts recoverable would be reflected in the results of current operations. Such an adjustment has the potential to be material to the results of operations in the period in which it is recorded; however, we would not expect such an adjustment to have a material effect on our capital position or our liquidity.
Investment Valuations
We record the majority of our investments at fair value as shown in the table below. At December 31, 2018, the distribution of our investments based on GAAP fair value hierarchies (levels) was as follows:

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

Investments - Other Valuation Methodologies
Certain of our investments, in accordance with GAAP for the type of investment, are measured using methodologies other than fair value. At December 31, 2018, these investments represented approximately 5% of total investments, and are detailed in the following table. Additional information about these investments is provided in Notes 2 and 3 of the Notes to Consolidated Financial Statements.

(In millions)	Carrying Value	GAAP Measurement Method
Other investments:
Other, principally FHLB capital stock	$2.9	Principally Cost
Investment in unconsolidated subsidiaries:
Investments in tax credit partnerships	69.4	Equity
Equity method investments, primarily LPs/LLCs	29.9	Equity
	99.3
BOLI	64.1	Cash surrender value
Total investments - Other valuation methodologies	$166.3
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
Deferred Policy Acquisition Costs
Policy acquisition costs (primarily commissions, premium taxes and underwriting salaries) which are directly related to the successful acquisition of new and renewal premiums are capitalized as DPAC and charged to expense, net of ceding commissions earned, as the related premium revenue is recognized. We evaluate the recoverability of our DPAC at the segment level each reporting period, and any amounts estimated to be unrecoverable are charged to expense in the current period. As of December 31, 2018 we have not determined that any amounts are unrecoverable.
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
A valuation allowance has been established against the full value of the deferred tax asset related to the NOL carryforwards for the U.K. operations as management concluded that it was more likely than not that the deferred tax asset will not be realized. In 2018, we also established a valuation allowance of $0.3 million against the deferred tax assets of certain SPCs at our newly formed wholly owned Cayman Islands reinsurance subsidiary, Inova Re. Due to the limited operations of these newly formed SPCs as of December 31, 2018, management concluded that a valuation allowance was required. See further discussion in Note 6 of the Notes to Consolidated Financial Statements.
Tax Cuts and Jobs Act
The TCJA was signed into law on December 22, 2017 and contains several key provisions that impact our business, including the reduction of the corporate tax rate to 21% effective January 1, 2018, the reduction in the amount of executive compensation that could qualify as a tax deduction, a change in how property and casualty taxpayers discount loss reserves, a minimum tax on payments made to related foreign entities and a new tax on certain income of controlled foreign corporations. See Note 6 of the Notes to Consolidated Financial Statements for discussion of the current status of our accounting for certain provisions of the TCJA.
The TCJA placed limitations on the future deductibility of certain executive compensation. At December 31, 2017, the IRS had not yet issued guidance in this area, and thus we made a reasonable estimate of the effects on our existing deferred tax balances related to executive compensation at that time. During the third quarter of 2018, the IRS issued guidance addressing the effects of the TCJA on executive compensation; therefore, we were able to complete our accounting for the impact of the TCJA on our December 31, 2017 deferred tax asset balances related to executive compensation. As a result, we did not record any measurement-period adjustments to the previously recorded provisional amount.
In computing taxable income, property and casualty insurance companies reduce their premiums earned by losses incurred. The tax deduction for losses incurred is discounted using interest rates and factors prescribed by the IRS. The TCJA modified the rules for discounting losses incurred by changing the definition of the applicable interest rate that is used and amending the time periods for the loss payment pattern. These new provisions are effective for tax years beginning after December 31, 2017 and are subject to a transition rule.
At December 31, 2017, the IRS had not yet released the information necessary for us to determine a reasonable estimate for the tax effects of the TCJA on our deferred tax balances related to loss reserve discounting; therefore, no provisional amount was recorded at that time. We were able to complete our analysis during the measurement period following the release of new discount factors by the IRS on December 19, 2018. We used the new discount factors to determine the impact of the TCJA on our deferred tax balances related to loss reserve discounting. The adjustment, which is referred to as the transition rule adjustment, will be reflected as a component of taxable income evenly over eight years beginning in 2018. The transition rule adjustment is a taxable temporary difference and has no impact on total tax expense for the current year. The ultimate impact of the TCJA on our deferred tax balances for loss reserve discounting could be materially impacted if the IRS publishes any future revisions to the loss discount factors used in our analysis.
Effective January 1, 2018, the TCJA introduced a minimum tax on payments made to related foreign entities referred to as the BEAT. The BEAT is imposed by adding back into the U.S. tax base any base erosion payment made by the U.S. taxpayer to a related foreign entity and applying a minimum tax rate to this newly calculated modified taxable income. Base erosion payments represent any amount paid or accrued by the U.S. taxpayer to a related foreign entity for which a deduction is allowed. Premiums we cede to the SPCs at our newly formed wholly owned Cayman Islands reinsurance subsidiary, Inova Re, do not fall within the scope of base erosion payments as the SPCs at Inova Re intend to elect to be taxed as U.S. taxpayers. However, premiums that we cede to any active SPC at our other wholly owned Cayman Islands reinsurance subsidiary, Eastern Re, fall within the scope of base erosion payments and therefore could be significantly impacted by the BEAT. We have evaluated our exposure to the BEAT and have concluded that our expected outbound deductible payments to related foreign entities are below the threshold for application of the BEAT; therefore, we have not recognized any incremental tax expense for the BEAT provision of the TCJA as of December 31, 2018. See further discussion on our new subsidiary, Inova Re, and our Cayman Islands SPC operations in the Segment Operating Results - Segregated Portfolio Cell Reinsurance section that follows.
The TCJA also requires a U.S. shareholder of a controlled foreign corporation to include its GILTI in U.S. taxable income. The GILTI amount is based on the U.S. shareholder’s aggregate share of the gross income of the controlled foreign corporation reduced by certain exceptions and a net deemed tangible income return. The net deemed tangible income return is based on the controlled foreign corporation’s basis in the tangible depreciable business property. Cell rental fee income earned by Inova Re and Eastern Re fall within the scope of the GILTI provisions of the TCJA. We have evaluated the new GILTI provisions of the TCJA and we have made an accounting policy election to treat the taxes due on inclusions of GILTI in U.S. taxable income as a current period expense when incurred.
Unrecognized Tax Benefits
We evaluate tax positions taken on tax returns and recognize positions in our financial statements when it is more likely than not that we will sustain the position upon resolution with a taxing authority. If recognized, the benefit is measured as the largest amount of benefit that has a greater than 50% probability of being realized. We review uncertain tax positions each period, considering changes in facts and circumstances, such as changes in tax law, interactions with taxing authorities and developments in case law, and make adjustments as we consider necessary. Adjustments to our unrecognized tax benefits may affect our income tax expense, and settlement of uncertain tax positions may require the use of cash. Other than differences related to timing, no significant adjustments were considered necessary during 2018 or 2017. At December 31, 2018, our liability for unrecognized tax benefits approximated $3.6 million.

Goodwill
Impairment of goodwill is tested at the reporting unit level, which is consistent with our reportable segments identified in Note 16 of the Notes to Consolidated Financial Statements. Of the five reporting units, three have goodwill - Specialty P&C, Workers' Compensation Insurance and Segregated Portfolio Cell Reinsurance. We evaluate goodwill for impairment annually on October 1, upon the occurrence of certain triggering events or substantive changes in circumstances that indicate the fair value of goodwill may be impaired, and immediately before and after a reorganization that affects the composition of one or more of our reporting units.
Annual Goodwill Impairment Test
When testing goodwill for impairment on our annual test date, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the estimated fair value of a reporting unit is less than its carrying amount. If we elect to perform a qualitative assessment and determine that an impairment is more likely than not, we are then required to perform the two-step quantitative impairment test, otherwise no further analysis is required. We also may elect not to perform the qualitative assessment and, instead, proceed directly to the two-step quantitative impairment test. As of the most recent annual evaluation date on October 1, 2018, we elected to perform a quantitative goodwill impairment assessment for our Specialty P&C, Workers' Compensation Insurance and Segregated Portfolio Cell Reinsurance reporting units.
In the first step of the two-step quantitative impairment test, the fair value of a reporting unit is determined using income and market approaches and is compared to its carrying value, as described above. The estimate of fair value derived from the income approach is based on the present value of expected future cash flows, including terminal value, utilizing a market based weighted average cost of capital determined separately for each reporting unit. The estimate of fair value derived from the market approach is based on earnings multiple data derived from market information. The determination of fair value involves the use of significant estimates and assumptions, including revenue growth rates, operating margins, capital expenditures, working capital requirements, tax rates, terminal growth rates, discount rates, comparable public companies and synergistic benefits available to market participants. In addition, we make certain judgments and assumptions in allocating shared assets and liabilities to individual reporting units to determine the carrying amount of each reporting unit. To corroborate the reporting units’ valuation, we perform a reconciliation of the estimate of the aggregate fair value of the reporting units to ProAssurance's market capitalization, including consideration of a control premium. Because not all of our reporting units have goodwill, we make certain assumptions regarding the fair value of our other reporting units in reconciling to our market capitalization.
If the carrying value of a reporting unit exceeds its fair value, the second step of the impairment test is performed for purposes of measuring the impairment of goodwill, if any. In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied fair value of goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of goodwill, an impairment loss will be recognized in an amount equal to that excess.
As a result of the quantitative assessments performed on October 1, 2018, management concluded that the fair value of each of our three reporting units that have goodwill were greater than their carrying value as of the testing date; therefore, goodwill was not impaired and no further impairment testing was required. No goodwill impairment was recorded in 2018, 2017 or 2016.
Goodwill Impairment Test - Result of Segment Reorganization
As discussed in Note 16 of the Notes to Consolidated Financial Statements, we reorganized our segment reporting in the third quarter of 2018 to align with how our CODM currently oversees the business, allocates resources and evaluates operating performance. As a result of the segment reorganization, we added an operating and reportable segment: Segregated Portfolio Cell Reinsurance. The Segregated Portfolio Cell Reinsurance segment also became a reporting unit for purposes of testing goodwill for impairment. We allocated goodwill to our revised reporting units using a relative fair value approach which resulted in a nominal amount of goodwill reallocated from the Workers' Compensation Insurance reporting unit to the Segregated Portfolio Cell Reinsurance reporting unit. We performed a quantitative goodwill impairment assessment for the Workers' Compensation Insurance reporting unit immediately prior to the reallocation and a quantitative goodwill impairment assessment for the Workers' Compensation Insurance and Segregated Portfolio Cell Reinsurance reporting units immediately after the reallocation and determined that no impairment existed.
We estimated the fair value of the Workers' Compensation Insurance and Segregated Portfolio Cell Reinsurance reporting units using both an income approach and market approach using the same valuation methodologies and process for developing assumptions that we use in our annual impairment assessment, as discussed above. To corroborate the reporting units’ valuation, we performed a reconciliation of the estimate of the aggregate fair value of the reporting units to ProAssurance's market capitalization, including consideration of a control premium. Because we were not required to estimate the fair value of all of our reporting units as part of this interim goodwill impairment assessment, we made certain assumptions regarding the fair value of our other reporting units in reconciling to our market capitalization.
The Specialty P&C reporting unit's net operating results were not impacted by the segment reorganization and there was no change to the amount of goodwill allocated to that reporting unit. Consequently, a quantitative goodwill impairment assessment was not required for this reporting unit due to the segment reorganization.
Intangibles
Intangible assets with definite lives are amortized over the estimated useful life of the asset. Amortizable intangible assets primarily consist of agency and policyholder relationships, renewal rights and trade names. Intangible assets with an indefinite life, primarily state licenses, are not amortized. Intangible assets are evaluated for impairment on an annual basis or upon the occurrence of certain triggering events or substantive changes in circumstances that indicate the fair value of the asset may be impaired. The third quarter 2018 segment reorganization had no impact on how we evaluate our intangible assets for impairment. Additional information regarding intangible assets is included in Note 1 of the Notes to Consolidated Financial Statements.
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
Accounting Changes
We did not have any change in accounting estimate or policy that had a material effect on our results of operations or financial position during 2018. We are not aware of any accounting changes not yet adopted as of December 31, 2018 that would have a material effect on our results of operations or financial position. Note 1 of the Notes to Consolidated Financial Statements provides additional detail regarding accounting changes.

Liquidity and Capital Resources and Financial Condition
Overview
ProAssurance Corporation is a holding company and is a legal entity separate and distinct from its subsidiaries. As a holding company our principal source of external revenue is our investment revenues. In addition, dividends from our operating subsidiaries represent a significant source of funds for our obligations, including debt service and shareholder dividends. We also charge our operating subsidiaries within our Specialty P&C and Workers' Compensation Insurance segments a management fee based on the extent to which services are provided to the subsidiary and the amount of gross premium written by the subsidiary. At December 31, 2018, we held cash and liquid investments of approximately $236 million outside our insurance subsidiaries that were available for use without regulatory approval or other restriction, of which $43 million was used to pay shareholder dividends in January 2019. We also have $200 million in permitted borrowings under our Revolving Credit Agreement and an accordion feature available which, if subscribed successfully, would allow another $50 million in available funds. As of February 15, 2019, no borrowings were outstanding under our Revolving Credit Agreement.
During 2018, our operating subsidiaries paid dividends to us of approximately $178 million, including extraordinary dividends from our insurance subsidiaries of approximately $48 million. Our insurance subsidiaries, in the aggregate, are permitted to pay dividends of approximately $128 million over the course of 2019 without prior approval of state insurance regulators. However, the payment of any dividend requires prior notice to the insurance regulator in the state of domicile, and the regulator may reduce or prevent the dividend if, in its judgment, payment of the dividend would have an adverse effect on the surplus of the insurance subsidiary. We make the decision to pay dividends from an insurance subsidiary based on the capital needs of that subsidiary, and may pay less than the permitted dividend or may also request permission to pay an additional amount (an extraordinary dividend).
Cash Flows
Cash flows between periods compare as follows:

	Year Ended December 31
(In thousands)	2018	2017	Change
Net cash provided (used) by:
Operating activities	$177,265	$173,388	$3,877
Investing activities	214,897	200,275	14,622
Financing activities	(446,186)	(356,515)	(89,671)
Increase (decrease) in cash and cash equivalents	$(54,024)	$17,148	$(71,172)

	Year Ended December 31
(In thousands)	2017	2016	Change
Net cash provided (used) by:
Operating activities	$173,388	$178,983	$(5,595)
Investing activities	200,275	(288,802)	489,077
Financing activities	(356,515)	(13,934)	(342,581)
Increase (decrease) in cash and cash equivalents	$17,148	$(123,753)	$140,901

	Year Ended December 31
(In thousands)	2016	2015	Change
Net cash provided (used) by:
Operating activities	$178,983	$139,141	$39,842
Investing activities	(288,802)	199,770	(488,572)
Financing activities	(13,934)	(294,851)	280,917
Increase (decrease) in cash and cash equivalents	$(123,753)	$44,060	$(167,813)
During the first quarter of 2018, we retrospectively adopted accounting guidance that resulted in a change in classification of distributions received from unconsolidated subsidiaries. Additional information regarding the impact of accounting guidance adopted during the current period can be found in Note 1 to the Notes to Consolidated Financial Statements.

The principal components of our operating cash flows are the excess of premiums collected and net investment income received over losses paid and operating costs, including income taxes. Timing delays exist between the collection of premiums and the payment of losses associated with the premiums. Premiums are generally collected within the twelve-month period after the policy is written, while our claim payments are generally paid over a more extended period of time. Likewise, timing delays exist between the payment of claims and the collection of any associated reinsurance recoveries.
The increase in operating cash flows in 2018 as compared to 2017 of $3.9 million was primarily due to an increase in premium receipts of $60.8 million, a decrease in 2018 estimated tax payments as compared to 2017 of $11.5 million and a decrease in cash paid for operating expenses of $1.6 million, partially offset by an increase in paid losses of $64.3 million and a decrease in cash received from investment income of $5.1 million. The increase in premium receipts was driven by our Specialty P&C segment, primarily due to premiums received from a loss portfolio transfer entered into during the second quarter of 2018 and, to a lesser extent, our Workers' Compensation Insurance segment, primarily due to premiums received related to the third quarter 2017 acquisition of the Great Falls book of business. The decrease in 2018 estimated tax payments was primarily due to the lower statutory federal income tax rate in 2018 as compared to 2017. The increase in paid losses was driven by all of our operating segments, particularly in our Specialty P&C segment, primarily due to the timing of loss payments between periods, and our Lloyd's Syndicates segment, primarily due to 2017 storm-related losses which were paid in the current year. The decrease in cash paid for operating expenses was primarily due to a decrease in compensation related costs, largely offset by an increase in cash paid for operating expenses in our Lloyd's Syndicates segment primarily due to the start-up of Syndicate 6131. The decrease in cash received from investment income was primarily due to a reduction in interest received on our fixed maturities portfolio resulting from lower average balances.
The decrease in operating cash flows in 2017 as compared to 2016 of $5.6 million was primarily driven by an increase in tax payments of $25.1 million and an increase in cash paid for other underwriting and operating expenses of approximately $17.0 million. The increase in tax payments was due to the effect of a $15.0 million tax refund received in 2016 for the 2015 tax year and a $10.1 million increase in 2017 estimated tax payments. The increase in cash paid for other underwriting and operating expenses was primarily due to an increase in policy acquisition costs and an increase in cash paid for interest, primarily due to the increase in our weighted average outstanding debt in 2017. These decreases in operating cash flows were largely offset by an increase in premium receipts of $16.1 million, driven by our Workers' Compensation Insurance segment, a decrease in loss payments of $11.9 million, driven by our Specialty P&C segment and an increase in cash received from investment income of $10.8 million primarily due to distributions from unconsolidated subsidiaries.
The increase in operating cash flows in 2016 as compared to 2015 of $39.8 million was primarily due to a decrease in net tax payments driven by a $35.5 million reduction in estimated tax payments and a $15.0 million refund received in 2016 for the 2015 tax year. In addition, the increase reflected premium receipts of $11.8 million from a novation entered into during the fourth quarter of 2016. The increase in operating cash flows was partially offset by a decrease in cash received from investment income of $33.0 million primarily due to a reduction in interest received on our fixed maturities portfolio resulting from lower average balances.
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

Analysis of Reserve Development

	December 31
(In thousands)	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
Reserve for losses, undiscounted and net of reinsurance recoverables	$2,111,112	$2,159,571	$2,136,664	$2,000,114	$1,860,076	$1,825,304	$1,820,300	$1,755,976	$1,719,953	$1,712,796	$1,776,027
Cumulative net paid, as of:
One Year Later	278,655	291,654	264,597	300,703	311,835	343,197	390,849	383,062	369,682	412,711
Two Years Later	468,277	476,682	491,657	526,903	563,805	571,690	646,878	633,246	644,422
Three Years Later	584,410	614,369	639,220	682,576	704,795	732,892	804,624	818,102
Four Years Later	666,105	706,091	737,253	763,703	800,189	826,384	917,236
Five Years Later	724,377	761,659	789,965	821,742	852,873	891,615
Six Years Later	758,863	793,528	828,043	852,119	893,529
Seven Years Later	778,795	811,333	844,810	876,840
Eight Years Later	790,950	821,435	859,561
Nine Years Later	796,125	829,217
Ten Years Later	798,022
Re-estimated net liability as of:
End of Year	2,111,112	2,159,571	2,136,664	2,000,114	1,860,076	1,825,304	1,820,300	1,755,976	1,719,953	1,712,796
One Year Later	1,903,812	1,925,581	1,810,799	1,728,076	1,644,203	1,644,516	1,659,120	1,612,198	1,612,198	1,620,680
Two Years Later	1,665,832	1,615,603	1,543,650	1,498,158	1,472,259	1,483,378	1,519,078	1,485,357	1,481,292
Three Years Later	1,383,189	1,362,538	1,324,906	1,342,996	1,331,828	1,358,560	1,396,130	1,380,687
Four Years Later	1,154,552	1,172,091	1,205,737	1,224,597	1,231,337	1,252,605	1,296,074
Five Years Later	1,019,407	1,086,027	1,111,591	1,148,793	1,157,493	1,173,975
Six Years Later	961,808	1,012,597	1,050,549	1,091,646	1,108,716
Seven Years Later	915,935	961,987	1,010,802	1,056,053
Eight Years Later	885,698	940,035	988,980
Nine Years Later	871,466	919,089
Ten Years Later	855,145

Net cumulative redundancy (deficiency)	$1,255,967	$1,240,482	$1,147,684	$944,061	$751,360	$651,329	$524,226	$375,289	$238,661	$92,116
Original gross liability - end of year	$2,379,468	$2,422,230	$2,414,100	$2,247,772	$2,051,428	$2,072,822	$2,058,266	$2,005,326	$1,993,428	$2,048,381
Reinsurance recoverables	(268,356)	(262,659)	(277,436)	(247,658)	(191,352)	(247,518)	(237,966)	(249,350)	(273,475)	(335,585)
Original net liability - end of year	$2,111,112	$2,159,571	$2,136,664	$2,000,114	$1,860,076	$1,825,304	$1,820,300	$1,755,976	$1,719,953	$1,712,796
Gross re-estimated liability - latest	$1,002,251	$1,049,576	$1,122,573	$1,195,275	$1,245,263	$1,338,250	$1,483,540	$1,598,594	$1,730,277	$1,937,847
Re-estimated reinsurance recoverables	(147,106)	(130,487)	(133,593)	(139,222)	(136,547)	(164,275)	(187,466)	(217,907)	(248,985)	(317,167)
Net re-estimated liability - latest	$855,145	$919,089	$988,980	$1,056,053	$1,108,716	$1,173,975	$1,296,074	$1,380,687	$1,481,292	$1,620,680
Gross cumulative redundancy (deficiency)	$1,377,217	$1,372,654	$1,291,527	$1,052,497	$806,165	$734,572	$574,726	$406,732	$263,151	$110,534
See table notes on following page.

Table Notes

•	Reserves for 2009 and thereafter include gross and net reserves acquired in 2009 business combinations of $169.4 million and $163.9 million, respectively.

•	Reserves for 2010 and thereafter include gross and net reserves acquired in 2010 business combinations of $88.1 million and $82.2 million, respectively.

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

•
In 2017, we became concerned again around potential higher severity trends in HCPL business and began to reflect this concern in our case reserve estimates for both 2017 and 2018. This concern was also reflected in more conservative estimates of ultimate losses for open claims for earlier accident years. Furthermore, we are responding to these initial loss indications by seeking rate increases where we believe appropriate and maintaining our underwriting discipline.

Activity in our net reserve for losses during 2018, 2017 and 2016 is summarized below:

	Year Ended December 31
(In thousands)	2018	2017	2016
Balance, beginning of year	$2,048,381	$1,993,428	$2,005,326
Less reinsurance recoverables on unpaid losses and loss adjustment expenses	335,585	273,475	249,350
Net balance, beginning of year	1,712,796	1,719,953	1,755,976
Net losses:
Current year	685,326	603,518	587,007
Favorable development of reserves established in prior years, net	(92,116)	(134,360)	(143,778)
Total	593,210	469,158	443,229
Paid related to:
Current year	(117,268)	(106,633)	(96,190)
Prior years	(412,711)	(369,682)	(383,062)
Total paid	(529,979)	(476,315)	(479,252)
Net balance, end of year	1,776,027	1,712,796	1,719,953
Plus reinsurance recoverables on unpaid losses and loss adjustment expenses	343,820	335,585	273,475
Balance, end of year	$2,119,847	$2,048,381	$1,993,428
At December 31, 2018 our gross reserve for losses included case reserves of approximately $1.4 billion and IBNR reserves of approximately $0.7 billion. Our consolidated gross reserve for losses on a GAAP basis exceeds the combined gross reserves of our insurance subsidiaries on a statutory basis by approximately $0.2 billion, which is principally due to the portion of the GAAP reserve for losses that is reflected for statutory accounting purposes as unearned premiums. These unearned premiums are applicable to extended reporting endorsements (“tail” coverage) issued without a premium charge upon death, disability or retirement of an insured who meets certain qualifications.
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
We offer alternative market solutions whereby we cede certain premiums from our Workers' Compensation Insurance and Specialty P&C segments to either the SPCs at Eastern Re or Inova Re, our Cayman Islands reinsurance subsidiaries which are reported in our Segregated Portfolio Cell Reinsurance segment, or, to a limited extent, unaffiliated captive insurers. During 2018 and 2017, we wrote total alternative market premium of approximately $89.6 million and $84.5 million, respectively. The majority of these policies ($85.1 million and $77.7 million in 2018 and 2017, respectively) are reinsured to the SPCs at Eastern Re or Inova Re, net of a ceding commission. Each SPC at Eastern Re and Inova Re is owned, fully or in part, by an agency, group or association and the operating results of the SPCs are due to the participants of that cell. We participate to a varying degree in the results of selected SPCs and, for the SPCs in which we participate, our participation interest is as low as 25% and as high as 85%. SPC operating results due to external cell participants are reflected as a SPC dividend expense in our Segregated Portfolio Cell Reinsurance segment. See further discussion on our SPC operations in the Segment Operating Results - Segregated Portfolio Cell Reinsurance section that follows. The alternative market workers' compensation policies are ceded from our Workers' Compensation Insurance segment to the SPCs under 100% quota share reinsurance agreements. The alternative market professional liability policies are ceded from our Specialty P&C segment to the SPCs under either excess of loss or quota share reinsurance agreements, depending on the structure of the individual program, and the portion of the risk that is not ceded to an SPC may also be reinsured under our standard healthcare professional liability reinsurance program depending on the policy limits provided. The remaining premium written in our alternative market business of $4.5 million and $6.8 million in 2018 and 2017, respectively, is 100% ceded to unaffiliated captive insurers.
Prior to January 1, 2018, Syndicate 1729 served as a reinsurer on a quota share basis for a wholly owned insurance subsidiary in our Specialty P&C segment. Syndicate 1729 did not renew the quota share agreement with our Specialty P&C segment on January 1, 2018.
For all of our segments, we make a determination of the amount of insurance risk we choose to retain based upon numerous factors, including our risk tolerance and the capital we have to support it, the price and availability of reinsurance, the volume of business, our level of experience with a particular set of claims and our analysis of the potential underwriting results. We purchase excess of loss reinsurance to limit the amount of risk we retain and we do so from a number of companies to mitigate concentrations of credit risk. We utilize reinsurance brokers to assist us in the placement of these reinsurance programs and in the analysis of the credit quality of our reinsurers. The determination of which reinsurers we choose to do business with is based upon an evaluation of their then current financial strength, rating and stability. However, the financial strength of our reinsurers and their corresponding ability to pay us may change in the future due to forces or events we cannot control or anticipate. As of December 31, 2018, there is no reinsurer, on an individual basis, for which our recoverables for both paid and unpaid claims (net of amounts due to the reinsurer) and our prepaid balances are aggregately $36 million or more.
Excess of Loss Reinsurance Agreements
We generally reinsure risks under treaties (our excess of loss reinsurance agreements) pursuant to which the reinsurers agree to assume all or a portion of all risks that we insure above our individual risk retention levels, up to the maximum individual limits offered. These agreements are negotiated and renewed annually. Renewal dates for our healthcare professional liability, medical technology liability and workers' compensation treaties are October 1, January 1 and May 1, respectively. There were no significant changes in the cost or structure of our healthcare professional liability and medical technology liability treaties which renewed October 1, 2018 and January 1, 2019, respectively. Our workers' compensation treaty renewed May 1, 2018 at a higher rate than the previous agreement. The significant coverages provided by our current excess of loss reinsurance agreements are detailed in the following table.
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
Each SPC has participants and the profit or loss of each cell accrues fully to these cell participants. We participate in certain SPCs and as of December 31, 2018, our ownership interest in the SPCs in which we participate is as low as 25% and as high as 85%. Each SPC maintains a loss fund initially equal to the difference between premium assumed by the cell and the ceding commission. The external participants of each cell provide a letter of credit to us that is initially equal to the difference between the loss fund of the SPC (amount of funds available to pay losses after deduction of ceding commission) and the aggregate attachment point of the reinsurance. Over time, a SPC's retained profits are considered in the determination of the collateral amount required to be provided by the cell's external participants.
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

•
External excess of loss reinsurance is utilized by Syndicate 1729 to manage the net loss exposure on the specialty property and contingency coverages ceded to Syndicate 6131 (see further discussion in Segment Operating Results - Lloyd’s Syndicates section that follows).

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
Litigation
We are involved in various legal actions related to insurance policies and claims handling including, but not limited to, claims asserted against us by policyholders. These types of legal actions arise in the ordinary course of business and, in accordance with GAAP for insurance entities, are generally considered as a part of our loss reserving process, which is described in detail in our Critical Accounting Estimates section under the heading "Reserve for Losses and Loss Adjustment Expenses." We also have other direct actions against the Company unrelated to our claims activity which we evaluate and account for as a part of our other liabilities. For these corporate legal actions, we evaluate each case separately and establish what we believe is an appropriate reserve based on GAAP guidance related to contingent liabilities. As of December 31, 2018 there were no material reserves established for corporate legal actions.
Taxes
We are subject to the tax laws and regulations of the U.S. and U.K. We file a consolidated U.S. federal income tax return that includes the holding company and its U.S. subsidiaries. Our filing obligations include a requirement to make quarterly payments of estimated taxes to the IRS using the corporate tax rate effective for the tax year. As a result of the TCJA that was signed into law at the end of 2017, the corporate tax rate effective for the 2018 tax year is 21% as compared to 35% for the 2017 tax year. The lower corporate tax rate had no material effect on our liquidity for the year ended December 31, 2018.

Investing Activities and Related Cash Flows
Our investments at December 31, 2018 and December 31, 2017 are comprised as follows:

	December 31, 2018		December 31, 2017
($ in thousands)	Carrying Value	% of Total Investment	Carrying Value	% of Total Investment
Fixed maturities, available for sale:
U.S. Treasury obligations	$120,201	4%	$133,627	4%
U.S. Government-sponsored enterprise obligations	35,354	1%	20,956	1%
State and municipal bonds	293,772	9%	632,243	17%
Corporate debt	1,223,475	37%	1,167,158	31%
Residential mortgage-backed securities	181,238	5%	197,844	5%
Commercial mortgage-backed securities	44,101	1%	26,703	1%
Other asset-backed securities	195,657	6%	101,711	3%
Total fixed maturities, available for sale	2,093,798	63%	2,280,242	62%
Fixed maturities, trading	38,188	1%	—	—%
Total fixed maturities	2,131,986	64%	2,280,242	62%

Equity investments	442,937	13%	470,609	13%
Short-term investments	308,319	9%	432,126	12%
BOLI	64,096	1%	62,113	1%
Investment in unconsolidated subsidiaries	367,757	11%	330,591	9%
Other investments	34,287	2%	110,847	3%
Total investments	$3,349,382	100%	$3,686,528	100%

The distribution of our investments in available-for-sale fixed-maturity securities by rating were as follows:

	December 31, 2018		December 31, 2017
($ in thousands)	Carrying Value	% of Total Investment	Carrying Value	% of Total Investment
Rating*
AAA	$645,300	31%	$617,091	27%
AA+	101,328	5%	183,221	8%
AA	120,801	6%	173,488	8%
AA-	155,352	7%	195,110	9%
A+	190,595	9%	210,263	9%
A	311,036	15%	296,852	13%
A-	146,721	7%	202,581	9%
BBB+	133,199	6%	103,023	4%
BBB	118,864	6%	100,025	4%
BBB-	50,466	2%	48,207	2%
Below investment grade	100,447	5%	119,310	6%
Not rated	19,689	1%	31,071	1%
Total	$2,093,798	100%	$2,280,242	100%
*Average of three NRSRO sources, presented as an S&P equivalent. Source: S&P, Copyright ©2018, S&P Global Market Intelligence

A detailed listing of our investment holdings as of December 31, 2018 is located under the Financial Information heading on the Investor Relations page of our website which can be reached directly at www.proassurance.com/investmentholdings, or through links from the Investor Relations section of our website, investor.proassurance.com.
We manage our investments to ensure that we will have sufficient liquidity to meet our obligations, taking into consideration the timing of cash flows from our investments, including interest payments, dividends and principal payments, as well as the expected cash flows to be generated by our operations. In addition to the interest and dividends we will receive, we anticipate that between $30 million and $70 million of our investments will mature (or be paid down) each quarter over the next twelve months and become available, if needed, to meet our cash flow requirements. The primary outflow of cash at our insurance subsidiaries is related to paid losses and operating costs, including income taxes. The payment of individual claims cannot be predicted with certainty; therefore, we rely upon the history of paid claims in estimating the timing of future claims payments. To the extent that we may have an unanticipated shortfall in cash, we may either liquidate securities or borrow funds under existing borrowing arrangements through our Revolving Credit Agreement and the FHLB system. As of February 15, 2019, $250 million could be made available for use through our Revolving Credit Agreement, as discussed in this section under the heading "Debt." Given the duration of our investments, we do not foresee a shortfall that would require us to meet operating cash needs through additional borrowings. Additional information regarding our Revolving Credit Agreement is detailed in Note 10 of the Notes to Consolidated Financial Statements.
As discussed in Note 3 of the Notes to Consolidated Financial Statements, our fixed maturity and short-term investments include securities deposited with Lloyd's in order to meet our FAL requirement. At December 31, 2018, securities on deposit with Lloyd's included fixed maturities having a fair value of $123.4 million and short-term investments with a fair value of $19.3 million.
Our investment portfolio continues to be primarily composed of high quality fixed income securities with approximately 94% of our fixed maturities being investment grade securities as determined by national rating agencies. The weighted average effective duration of our fixed maturity securities at December 31, 2018 was 2.99 years; the weighted average effective duration of our fixed maturity securities combined with our short-term securities was 2.60 years.
The carrying value and unfunded commitments for certain of our investments were as follows:

	Carrying Value		December 31, 2018
($ in thousands, except expected funding period)	December 31, 2018	December 31, 2017	Unfunded Commitment	Expected funding period in years
Qualified affordable housing project tax credit partnerships (1)	$65,677	$84,607	$960	6
Historic tax credit partnerships (2)	3,757	6,118	276	1
All other investments, primarily investment fund LPs/LLCs	298,323	294,924	221,612	5
Total	$367,757	$385,649	$222,848
(1) The carrying value reflects our total commitments (both funded and unfunded) to the partnerships, less any amortization, since our initial investment. We fund these investments based on funding schedules maintained by the partnerships.

(2) The carrying value reflects our funded commitments less any amortization.
Investment fund LPs/LLCs are by nature less liquid and may involve more risk than other investments. We manage our risk through diversification of asset class and geographic location. At December 31, 2018, we had investments in 34 separate investment funds with a total carrying value, as shown in the table above, which represented approximately 9% of our total investments. We review and monitor the performance of these investments on a quarterly basis.
Business Combinations and Ventures
There were no business combinations during the years ended December 31, 2018, 2017 or 2016.
In the fourth quarter of 2017, we provided 100% of the capital for the newly formed SPA, Syndicate 6131, which began writing business effective January 1, 2018. The capital for Syndicate 6131 was provided through an increase in our FAL securities, which at December 31, 2018 had a fair value of approximately $142.7 million, as discussed in Note 3 of the Notes to Consolidated Financial Statements. We have a total capital commitment to support our Lloyd's Syndicate operations through 2019 of up to $200 million, referred to as FAL. The Board, through a non-binding resolution, extended this commitment through 2022. See further discussion in our Segment Operating Results - Lloyd's Syndicates section that follows.
Financing Activities and Related Cash Flows
Treasury Shares
Treasury share activity for 2018, 2017 and 2016 was as follows:

(In thousands)	2018	2017	2016
Treasury shares at the beginning of the period	9,368	9,409	9,403
Shares reacquired, at cost of $2 million for 2016	—	—	44
Shares reissued, primarily those reissued pursuant to the ProAssurance 2011 Employee Stock Ownership Plan, had a fair value of approximately $1 million in 2018 and approximately $2 million in both 2017 and 2016	(16)	(41)	(38)
Treasury shares at the end of the period	9,352	9,368	9,409
We did not repurchase any common shares subsequent to December 31, 2018 and as of February 15, 2019 our remaining Board authorization was approximately $110 million.
Shareholder Dividends
Our Board declared cash dividends during 2018, 2017 and 2016 as follows:

	Quarterly Cash Dividends Declared, per Share
	2018	2017	2016
First Quarter	$0.31	$0.31	$0.31
Second Quarter	$0.31	$0.31	$0.31
Third Quarter	$0.31	$0.31	$0.31
Fourth Quarter	$0.31	$0.31	$0.31
Fourth Quarter - Special dividend	$0.50	$4.69	$4.69
Each dividend was paid in the month following the quarter in which it was declared. Cash dividends totaling $316 million, $315 million and $119 million were paid during the years ended December 31, 2018, 2017 and 2016, respectively. Any decision to pay future cash dividends is subject to the Board’s final determination after a comprehensive review of financial performance, future expectations and other factors deemed relevant by the Board.
Debt
At December 31, 2018, our debt included $250 million of outstanding unsecured senior notes. The notes bear interest at 5.3% annually and are due in 2023 although they may be redeemed in whole or part prior to maturity. There are no financial covenants associated with these notes.
We have a Revolving Credit Agreement which may be used for general corporate purposes, including, but not limited to, short-term working capital, share repurchases as authorized by the Board and support for other activities. Our Revolving Credit Agreement permits borrowings of up to $200 million, and has available a $50 million accordion feature, which, if successfully subscribed, would expand permitted borrowings up to $250 million. At December 31, 2018, there were no outstanding borrowings on our Revolving Credit Agreement and we are in compliance with the financial covenants of the Revolving Credit Agreement, which expires in June 2020.
During 2017, two of our subsidiaries each entered into ten-year mortgage loans collectively totaling approximately $40 million (Mortgage Loans) with one lender in connection with the recapitalization of two office buildings. The Mortgage Loans accrue interest at three-month LIBOR plus 1.325% with principal and interest payable on a quarterly basis. At December 31, 2018, the outstanding balance of the Mortgage Loans was approximately $39 million and we are in compliance with the financial covenant of the Mortgage Loans, which mature in December 2027.
Additional information regarding our debt is provided in Note 10 of the Notes to Consolidated Financial Statements.
During 2017, we entered into an interest rate cap agreement with a notional amount of $35 million to manage our exposure to increases in LIBOR on our Mortgage Loans. Per the interest rate cap agreement, we are entitled to receive cash payments if and when the three-month LIBOR exceeds 2.35%. Additional information on our interest rate cap agreement is provided in Note 11 of the Notes to Consolidated Financial Statements.
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
Off-Balance Sheet Arrangements/Guarantees
We have no significant off-balance sheet arrangements/guarantees that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. See more information on our off-balance sheet arrangements in Note 9 of the Notes to Consolidated Financial Statements.
Contractual Obligations
We believe that our operating cash flow and funds from our investment portfolio are adequate to meet our contractual obligations.
A schedule of our non-cancellable contractual obligations at December 31, 2018 was as follows:

	Payments due by period
(In thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Losses and loss adjustment expenses	$2,119,847	$580,902	$815,498	$381,397	$342,050
Debt obligations including interest and fees	366,010	19,640	32,684	60,678	253,008
Operating lease obligations	27,124	4,829	7,577	4,506	10,212
Funding commitments primarily related to non-public investment entities	231,942	107,585	87,914	36,325	118
Total	$2,744,923	$712,956	$943,673	$482,906	$605,388
The anticipated payout of losses and loss adjustment expenses is based upon our historical payout patterns. Both the timing and amount of these payments may vary from the payments indicated.
At December 31, 2018, there were no outstanding borrowings on our Revolving Credit Agreement; however, the above table includes unused commitment fees associated with our Revolving Credit Agreement as we presume the full unused facility will remain available through expiration of the agreement in June 2020. Additionally, we presume the current interest rate on our Mortgage Loans at December 31, 2018 will remain constant until maturity of the Mortgage Loans. For more information regarding these agreements see Note 10 of the Notes to Consolidated Financial Statements.
Our operating lease obligations are primarily for the rental of office space and, to a lesser extent, office equipment. Our funding commitments are primarily related to non-public investment entities but also include the unused commitment under our Syndicate Credit Agreement as we presume it will be fully advanced within the next year for purposes of the disclosure in the table above. For more information regarding these agreements see Note 9 of the Notes to Consolidated Financial Statements.
The above table excludes our remaining capital commitment to support our underwriting capacity in our Lloyd's Syndicates through 2019 of up to $200 million, referred to as FAL. The Board, through a non-binding resolution, extended this commitment through 2022. In order to satisfy the FAL requirement, we transfer funds from our Corporate segment to our Lloyd's Syndicates segment which are used to invest in securities that are placed on deposit with Lloyd's. See further discussion of the securities on deposit with Lloyd's in Note 3 of the Notes to Consolidated Financial Statements. In addition, the table above excludes a short-term loan commitment where we have agreed to advance funds on a 30 day basis. See more information regarding this agreement in Note 9 of the Notes to Consolidated Financial Statements.

Results of Operations - Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
Selected consolidated financial data for each period is summarized in the table below.

	Year Ended December 31
($ in thousands, except per share data)	2018	2017	Change
Revenues:
Net premiums written	$834,914	$764,018	$70,896
Net premiums earned	$818,853	$738,531	$80,322
Net investment result	100,832	103,695	(2,863)
Net realized investment gains (losses)	(43,488)	16,409	(59,897)
Other income	9,833	7,514	2,319
Total revenues	886,030	866,149	19,881

Expenses:
Net losses and loss adjustment expenses	593,210	469,158	124,052
Underwriting, policy acquisition and operating expenses	238,556	235,753	2,803
Segregated portfolio cells dividend expense (income)	9,122	15,771	(6,649)
Interest expense	16,117	16,844	(727)
Total expenses	857,005	737,526	119,479
Income before income taxes	29,025	128,623	(99,598)
Income tax expense (benefit)	(18,032)	21,359	(39,391)
Net income	$47,057	$107,264	$(60,207)
Non-GAAP operating income	$79,527	$108,538	$(29,011)
Earnings per share:
Basic	$0.88	$2.01	$(1.13)
Diluted	$0.88	$2.00	$(1.12)
Non-GAAP operating earnings per share:
Basic	$1.48	$2.03	$(0.55)
Diluted	$1.48	$2.02	$(0.54)
Net loss ratio	72.4%	63.5%	8.9	pts
Underwriting expense ratio	29.1%	31.9%	(2.8)	pts
Combined ratio	101.5%	95.4%	6.1	pts
Operating ratio	90.3%	82.4%	7.9	pts
Effective tax rate	(62.1%)	16.6%	(78.7)	pts
Return on equity	3.0%	6.3%	(3.3)	pts
In all tables that follow, the abbreviation "nm" indicates that the information or the percentage change is not meaningful.

Executive Summary of Operations
As previously discussed under the heading "ProAssurance Overview," we reorganized our segment reporting in the third quarter of 2018 to include a new segment: Segregated Portfolio Cell Reinsurance. The Segregated Portfolio Cell Reinsurance segment reflects the operating results (underwriting profit or loss, plus investment results) of SPCs which assume workers ‘compensation, healthcare professional liability or a combination of the two from our Workers' Compensation Insurance and Specialty P&C segments. The underwriting results of the SPCs that assume workers’ compensation business and healthcare professional liability business were previously reported in our Workers’ Compensation and Specialty P&C segments, respectively, and the results of investment assets solely allocated to SPC operations were previously reported in our Corporate segment, are now reported in the Segregated Portfolio Cell Reinsurance segment. The Workers' Compensation segment has also been renamed "Workers' Compensation Insurance." All prior period segment information has been recast to conform to the current period presentation and the segment reorganization had no impact on previously reported consolidated financial results. See further information regarding the segment reorganization in Note 16 of the Notes to Consolidated Financial Statements.
The following sections provide an overview of our consolidated and segment results of operations for the year ended December 31, 2018 as compared to 2017. See the Segment Operating Results sections that follow for additional information regarding each segment's operating results.
Revenues
The following table shows our consolidated and segment net premiums earned:

	Year Ended December 31
($ in thousands)	2018	2017	Change
Net Premiums Earned
Specialty P&C	$491,787	$449,823	$41,964	9.3%
Workers' Compensation Insurance	186,079	163,309	22,770	13.9%
Segregated Portfolio Cell Reinsurance	73,940	68,197	5,743	8.4%
Lloyd's Syndicates	67,047	57,202	9,845	17.2%
Consolidated total	$818,853	$738,531	$80,322	10.9%
All of our operating segments contributed to the increase in net premiums earned during the year ended December 31, 2018 as compared to 2017. The largest component of the increase in consolidated net premiums earned during 2018 was $26.6 million of premium written and fully earned from a loss portfolio transfer entered into during the second quarter of 2018 in our Specialty P&C segment (see further discussion in our Segment Operating Results - Specialty Property & Casualty section that follows). The increase in net premiums earned in our Workers' Compensation Insurance segment primarily reflected the late 2017 acquisition of the Great Falls book of business (see further discussion in our Segment Operating Results - Workers' Compensation Insurance section that follows).
The following table shows our consolidated net investment result:

	Year Ended December 31
($ in thousands)	2018	2017	Change
Net investment income	$91,884	$95,662	$(3,778)	(3.9%)
Equity in earnings (loss) of unconsolidated subsidiaries	8,948	8,033	915	11.4%
Net investment result	$100,832	$103,695	$(2,863)	(2.8%)
The decrease in our consolidated net investment result in 2018 as compared to 2017 was primarily attributable to a decrease in net investment income primarily due to reduced earnings from our fixed income portfolio which reflected lower average investment balances. The decrease in equity in earnings (loss) of unconsolidated subsidiaries was primarily due to lower reported earnings from a few LP investments and increases in the amortization on our tax credit partnerships. In addition, equity in earnings (loss) of unconsolidated subsidiaries reflected the impact of the adoption of an accounting standard during the first quarter of 2018 around the recognition and measurement of financial assets and financial liabilities (see Note 1 of the Notes to Consolidated Financial Statements for additional detail regarding accounting changes adopted during the period).

The following table shows our total consolidated net realized investment gains (losses):

	Year Ended December 31
($ in thousands)	2018	2017	Change
Net impairment losses recognized in earnings	$(490)	$(12,952)	$12,462	96.2%
Other net realized investment gains (losses)	(42,998)	29,361	(72,359)	(246.4%)
Net realized investment gains (losses)	$(43,488)	$16,409	$(59,897)	(365.0%)
During 2018, we recognized OTTI in earnings of $0.5 million related to debt instruments from two issuers in the energy sector. During 2017, we recognized OTTI in earnings of $13.0 million, including an $8.5 million impairment related to an early stage business investment. Other net realized investment losses during 2018 was driven by changes in the fair value of our equity trading portfolio, partially offset by gains realized on the sale of certain equity securities. See further discussion in our Segment Operating Results - Corporate section that follows.
Expenses
The following table shows our consolidated and segment net loss ratios and net loss development:

	Year Ended December 31
($ in millions)	2018	2017	Change
Current accident year net loss ratio
Consolidated ratio	83.7%	81.7%	2.0	pts
Specialty P&C	93.8%	89.9%	3.9	pts
Workers' Compensation Insurance	68.0%	66.1%	1.9	pts
Segregated Portfolio Cell Reinsurance	64.5%	67.4%	(2.9)	pts
Lloyd's Syndicates	74.0%	78.7%	(4.7)	pts

Calendar year net loss ratio
Consolidated ratio	72.4%	63.5%	8.9	pts
Specialty P&C	78.2%	63.4%	14.8	pts
Workers' Compensation Insurance	63.7%	62.6%	1.1	pts
Segregated Portfolio Cell Reinsurance	52.4%	54.9%	(2.5)	pts
Lloyd's Syndicates	76.9%	77.3%	(0.4)	pts

Favorable (unfavorable) net loss development, prior accident years
Consolidated	$92.1	$134.4	$(42.3)
Specialty P&C	$77.0	$119.4	$(42.4)
Workers' Compensation Insurance	$8.1	$5.7	$2.4
Segregated Portfolio Cell Reinsurance	$9.0	$8.5	$0.5
Lloyd's Syndicates	$(2.0)	$0.8	$(2.8)
The increase in our consolidated current accident year net loss ratio for the year ended December 31, 2018 as compared to 2017 was primarily due to a higher current accident year net loss ratio in our Specialty P&C segment. The higher current accident year net loss ratio in our Specialty P&C segment was driven by an increase in expected losses in our excess and surplus lines business and, to a lesser extent, the decrease to net premiums earned as a result of an increase in our estimate of premiums owed to reinsurers for expected recoveries on prior year ceded losses. Additionally, the higher current accident year net loss ratio in our Specialty P&C segment reflected the effect of a loss portfolio transfer (net premiums earned at a 95% loss ratio) entered into during the second quarter of 2018 (see further discussion in our Segment Operating Results - Specialty Property & Casualty section that follows). Partially offsetting the increase in the consolidated current accident year net loss ratio in 2018 was a decrease in the current accident year net loss ratio in our Lloyd's Syndicates segment driven by higher net premiums earned, partially offset by an increase in net losses incurred related to natural catastrophes and large property losses as compared to 2017, including the impact of estimated losses recognized in connection with Hurricane Michael (see further discussion in our Segment Operating Results - Lloyd's Syndicates section that follows).

In both 2018 and 2017, our consolidated calendar year net loss ratio was lower than our consolidated current accident year net loss ratio due to the recognition of net favorable loss development, as shown in the previous table.
Our consolidated and segment underwriting expense ratios were as follows:

	Year Ended December 31
	2018	2017	Change
Underwriting Expense Ratio
Consolidated	29.1%	31.9%	(2.8)	pts
Specialty P&C	22.9%	24.0%	(1.1)	pts
Workers' Compensation Insurance	29.9%	32.2%	(2.3)	pts
Segregated Portfolio Cell Reinsurance	30.3%	30.4%	(0.1)	pts
Lloyd's Syndicates	47.3%	47.1%	0.2	pts
Corporate*	2.3%	4.0%	(1.7)	pts
*There are no net premiums earned associated with the Corporate segment. Ratios shown are the contribution of the Corporate segment to the consolidated ratio (Corporate operating expenses divided by consolidated net premium earned).

Our consolidated underwriting expense ratio decreased for the year ended December 31, 2018 as compared to 2017 driven by an increase in net premiums earned across all of our operating segments and, to a lesser extent, a decrease in operating expenses in our Corporate segment, primarily driven by a decrease in share-based compensation expenses and other compensation related costs. In addition, the decrease reflected a loss portfolio transfer (net premiums earned with minimal associated operating expenses) entered into during the second quarter of 2018 in our Specialty P&C segment, which accounted for 1.0 percentage point of the decrease in our consolidated underwriting expense ratio (see further discussion in our Segment Operating Results - Specialty Property & Casualty section that follows). The decrease in our consolidated underwriting expense ratio for 2018 was partially offset by an increase in consolidated DPAC amortization, primarily in our Specialty P&C segment due to an increase in commission and brokerage expenses, and an increase in operating expenses in our Lloyd's Syndicates segment, primarily due to the establishment of Syndicate 6131.
Taxes
Our effective tax rates for the years ended December 31, 2018 and 2017 were a benefit of 62.1% and an expense of 16.6%, respectively. The largest drivers of the change in the effective tax rate between 2018 and 2017 were the lower statutory federal income tax rate in 2018 as compared to 2017 used to develop the effective tax rate due to the TCJA and the impact of tax credits on the effective tax rate due to lower pre-tax income in 2018 as compared to 2017.
Our effective tax rates for the years ended December 31, 2018 and 2017 were different from the statutory federal income tax rates in effect for each year primarily due to the utilization of tax credits transferred to us from our tax credit partnership investments and a portion of our investment income being tax-exempt. See further discussion, including notable items during 2018 and 2017 in the Segment Operating Results - Corporate section that follows under the heading "Taxes."
Operating Ratio
Our operating ratio is our combined ratio, less our investment income ratio. This ratio is the effect of underwriting profitability and investment income. Our operating ratio for the years ended December 31, 2018 and 2017 was as follows:

	Year Ended December 31
	2018	2017	Change
Operating ratio	90.3%	82.4%	7.9	pts
The increase in 2018 primarily reflected a higher consolidated net loss ratio driven by our Specialty P&C segment primarily due to a lower amount of prior year favorable development and a lower investment income ratio driven by a decline in income from our fixed maturity securities due to lower average investment balances. The lower investment income ratio also reflected the decrease to net investment income due to the adoption of an accounting standard during the first quarter of 2018 around the recognition and measurement of financial assets and financial liabilities (see previous discussion under the heading "Revenues"). The increase was partially offset by a lower expense ratio in our Corporate segment primarily driven by a decrease in share-based compensation expenses and other compensation related costs.

ROE
ROE is calculated as net income divided by the average of beginning and ending shareholders’ equity. This ratio measures our overall after-tax profitability and shows how efficiently capital is being used. ROE for the years ended December 31, 2018 and 2017 was as follows:

	Year Ended December 31
	2018	2017	Change
ROE	3.0%	6.3%	(3.3)	pts
The decrease in our ROE in 2018 was primarily due to the decrease in net income, partially offset by a lower average equity base as compared to 2017. The decrease in net income was driven by the change in the fair value of our equity trading portfolio and a lower amount of prior year favorable development in our Specialty P&C segment. The lower average equity base was primarily due to cumulative dividend declarations since the 2017 in excess of net income and, to a lesser extent, lower AOCI primarily resulting from changes in unrealized gains and losses in our fixed maturity available-for-sale securities.
Book Value per Share
We believe the payment of dividends is currently our most effective tool for the deployment of excess capital even though, in the short-term, dividend declarations dampen growth in book value per share. Our book value per share at December 31, 2018 as compared to December 31, 2017 is shown in the following table.

Book Value Per Share
Book Value Per Share at December 31, 2017	$29.83
Increase (decrease) to book value per share during the year ended December 31, 2018 attributable to:
Dividends declared	(1.74)
Net income	0.88
OCI	(0.66)
Other *	0.08
Book Value Per Share at December 31, 2018	$28.39
* Includes the impact of cumulative effect adjustments related to ASUs adopted during 2018.

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
The following table is a reconciliation of net income to Non-GAAP operating income:

	Year Ended December 31
(In thousands, except per share data)	2018	2017
Net income	$47,057	$107,264
Items excluded in the calculation of Non-GAAP operating income:
Net realized investment (gains) losses	43,488	(16,409)
Net realized gains (losses) attributable to SPCs which no profit/loss is retained (1)	(2,535)	3,083
Guaranty fund assessments (recoupments)	148	(157)
Pre-tax effect of exclusions	41,101	(13,483)
Tax effect (2)	(8,631)	4,719
After-tax effect of exclusions	32,470	(8,764)
Non-GAAP operating income, before tax reform adjustments	79,527	98,500
Tax reform adjustments on our deferred tax balances excluded in the calculation of Non-GAAP operating income:
Adjustment of deferred taxes upon the change in corporate tax rate (3)	—	6,541
Adjustment of deferred taxes upon the change in limitation of future deductibility of certain executive compensation (3)	—	3,497
Non-GAAP operating income	$79,527	$108,538
Per diluted common share:
Net income	$0.88	$2.00
Effect of exclusions	0.60	0.02
Non-GAAP operating income per diluted common share	$1.48	$2.02
(1) Net realized investment gains (losses) on investments related to SPCs are recognized in our Segregated Portfolio Cell Reinsurance segment and the portion of SPC operating earnings, including the gain or loss, net of our participation, is due to the external cell participants through the SPC dividend expense (income). To be consistent with our exclusion of net realized investment gains (losses) recognized in earnings, we are excluding the portion of net realized investment gains (losses) that is included in the SPC dividend expense (income) which is due to the external cell participants.
(2) The annual expected incremental tax rate for 2018 is 21% as compared to 35% for 2017, associated with the taxable or tax deductible items listed above. Excluding certain discrete items, which are tax effected at the annual expected incremental tax rate in the period they are included in net income, our effective tax rate for the respective years was applied to these items in calculating net income. See previous discussion in this section under the heading "Taxes."
(3) Due to tax reform enacted by the TCJA, we remeasured our deferred tax assets and liabilities based on the newly enacted tax rate of 21% and recognized a charge of $6.5 million, which is included as a component of income tax expense from continuing operations for the year ended December 31, 2017. In addition, we made a reasonable estimate of the effects on our deferred tax asset balances at December 31, 2017 as it related to the limitation on the future deductibility on certain executive compensation and recorded a provisional charge to income tax expense of $3.5 million for the year ended December 31, 2017. During 2018, we were able to complete our accounting for the impact of the TCJA on our December 31, 2017 deferred tax asset balances related to executive compensation; no measurement period adjustment was recorded in 2018 as a result (see further discussion in Note 6 of the Notes to Consolidated Financial Statements).

Segment Operating Results - Specialty Property & Casualty
As previously discussed under the heading "ProAssurance Overview," we reorganized our segment reporting in the third quarter of 2018 which resulted in the creation of a new segment: Segregated Portfolio Cell Reinsurance. The underwriting results of the SPCs that assume healthcare professional liability business were previously reported in our Specialty P&C segment and are now reported in our Segregated Portfolio Cell Reinsurance segment. All prior period segment information has been recast to conform to the current period presentation. See further information regarding our segments in Note 16 of the Notes to Consolidated Financial Statements.
Our Specialty P&C segment focuses on professional liability insurance and medical technology liability insurance. Segment operating results reflected pre-tax underwriting profit or loss from these insurance lines, exclusive of investment results, which are included in our Corporate segment. Segment operating results included the following:

	Year Ended December 31
($ in thousands)	2018	2017	Change
Net premiums written	$494,148	$466,621	$27,527	5.9%

Net premiums earned	$491,787	$449,823	$41,964	9.3%
Other income	5,844	5,688	156	2.7%
Net losses and loss adjustment expenses	(384,431)	(285,250)	(99,181)	34.8%
Underwriting, policy acquisition and operating expenses	(112,419)	(107,972)	(4,447)	4.1%
Segregated portfolio cells dividend (expense) income	—	(5,181)	5,181	(100.0%)
Segment operating results	$781	$57,108	$(56,327)	(98.6%)

Net loss ratio	78.2%	63.4%	14.8	pts
Underwriting expense ratio	22.9%	24.0%	(1.1)	pts
In the second quarter of 2018, we entered into a loss portfolio transfer with a large healthcare organization. Per the agreement, we will cover a specific inventory of existing claims as well as provide tail coverage. As the contract included both prospective (tail) coverage and retroactive coverage, we bifurcated the provisions of the contract and accounted for each component separately. As of the effective date, we recognized total net premiums written and earned of $26.6 million, comprised of $7.9 million of prospective coverage and $18.7 million of retroactive coverage, and total net losses and loss adjustment expenses of $25.4 million within our Specialty P&C segment for the year ended December 31, 2018. See further discussion in Note 4 of the Notes to Consolidated Financial Statements.
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
Gross, ceded and net premiums written were as follows:

	Year Ended December 31
($ in thousands)	2018	2017	Change
Gross premiums written	$577,196	$549,323	$27,873	5.1%
Less: Ceded premiums written	83,048	82,702	346	0.4%
Net premiums written	$494,148	$466,621	$27,527	5.9%

Gross Premiums Written
Gross premiums written by component were as follows:

	Year Ended December 31
($ in thousands)	2018	2017	Change
Professional liability
Physicians (1)(8)
Twelve month term	$352,279	$360,232	$(7,953)	(2.2%)
Twenty-four month term	22,171	27,370	(5,199)	(19.0%)
Total Physicians	374,450	387,602	(13,152)	(3.4%)
Healthcare facilities (2)(8)	65,014	47,697	17,317	36.3%
Other healthcare providers (3)	32,200	32,599	(399)	(1.2%)
Legal professionals (4)	26,227	25,628	599	2.3%
Tail coverages (5)(6)	25,579	21,206	4,373	20.6%
Retroactive coverages (6)	18,708	—	18,708	nm
Total professional liability	542,178	514,732	27,446	5.3%
Medical technology liability (7)	34,528	34,164	364	1.1%
Other	490	427	63	14.8%
Total	$577,196	$549,323	$27,873	5.1%

(1)
Physician policies were our greatest source of premium revenues in both 2018 and 2017. The decrease in twelve month term policies in 2018 was due to timing differences of $10.9 million primarily related to the shifting in 2018 renewal dates of a few large policies that were renewed in the first quarter of 2019. Excluding the effect of these timing differences, twelve month term policies increased $2.9 million as compared to 2017. This increase was primarily due to new business written, an increase in premiums assumed in which we participate on a quota share basis and an increase in renewal pricing, largely offset by retention losses during the period. Renewal pricing increases in 2018 is reflective of our concern about potential increases in loss severity as well as more moderate marketplace price competition. Twelve month term premium in 2018 also reflected an increase in coverage from one insured who acquired an entity that was not previously insured by us. We also offer twenty-four month term policies to our physician insureds in one selected jurisdiction. The decrease in twenty-four month term policies in 2018 as compared to 2017 primarily reflected the normal cycle of renewals (policies subject to renewal in 2018 were previously written in 2016 rather than in 2017).

(2)
Our healthcare facilities premium (which includes hospitals, surgery centers and other similar facilities) increased in 2018 as compared to 2017 driven by new business written, primarily due to the addition of two large policies in 2018, and, to a lesser extent, an increase in coverage pertaining to one large entity which consolidated certain policies that were not previously insured by us. Additionally, given the loss environment and initial loss indications we are seeing in the healthcare facilities space, we are seeking rate increases where we believe appropriate. These increases were partially offset by retention losses during the period.

(3)	Our other healthcare providers are primarily dentists, chiropractors and allied health professionals.

(4)
Our legal professionals policies are primarily individual and small group policies in select areas of practice. The increase in 2018 as compared to 2017 was primarily due to new business written and, to a lesser extent, an increase in the rate charged for certain renewed policies in select states due to rate filings, largely offset by retention losses.

(5)
We offer extended reporting endorsement or "tail" coverage to insureds who discontinue their claims-made coverage with us, and we also periodically offer tail coverage through custom policies. The amount of tail coverage premium written can vary significantly from period to period. The increase in tail premiums in 2018 was driven by $7.9 million of tail coverage provided in connection with a loss portfolio transfer with a large healthcare organization entered into during the second quarter of 2018 (see further discussion in footnote 6 that follows), partially offset by the effect of tail coverage purchased in 2017 for a few large claims-made policies in one jurisdiction that were rewritten to occurrence coverage. These policies are a part of one of our shared risk arrangements and therefore, a large portion of the premium written was also ceded during 2017 (see further discussion in the Ceded Premiums Written section that follows).

(6)
We offer custom alternative risk solutions including loss portfolio transfers for large healthcare entities who, most commonly, are exiting a line of business, changing an insurance approach, or simply preferring to transfer risk. In the second quarter of 2018, we entered into a loss portfolio transfer with a large healthcare organization. Per the agreement, we will cover a specific inventory of existing claims as well as provide tail coverage. The premiums received for the coverage provided for the existing inventory of claims was classified as retroactive coverage and resulted in $18.7 million of one-time premium written and fully earned during 2018. The premiums received for the prospective (tail) coverage resulted in $7.9 million of one-time premium written and fully earned during 2018. See Note 4 of the Notes to Consolidated Financial Statements for further information on this transaction.

(7)
Our medical technology liability business is marketed throughout the U.S.; coverage is offered on a primary basis, within specified limits, to manufacturers and distributors of medical technology and life sciences products including entities conducting human clinical trials. In addition to the previously listed factors that affect our premium volume, our medical technology liability premium volume is impacted by the sales volume of insureds. The slight increase in 2018 was primarily due to new business written and, to a lesser extent, an increase in the premium charged for certain renewed policies as a result of an increase in the sales volume of the insureds, partially offset by retention losses. Retention losses in 2018 are largely attributable to an increase in competition on terms and pricing.

(8)
Certain components of our gross premiums written include alternative market premiums. We cede either all or a portion of the alternative market premium, net of reinsurance, to certain SPCs of our wholly owned Cayman Islands reinsurance subsidiaries, Eastern Re and Inova Re, which are reported in our Segregated Portfolio Cell Reinsurance segment (see further discussion in the Ceded Premiums Written section that follows). The portion not ceded to the SPCs is retained within our Specialty P&C segment. Alternative market gross premiums written by component were as follows:

	Year Ended December 31
($ in millions)	2018	2017	Change
Physicians	$1.4	$1.2	$0.2	16.7%
Healthcare facilities	4.4	3.1	1.3	41.9%
Total	$5.8	$4.3	$1.5	34.9%
The increase in our alternative market healthcare facilities premium during 2018 was primarily due to new business written and, to a lesser extent, an increase in renewal pricing primarily due to increases in exposure related to a few policies, partially offset by retention losses.
New business written by component on a direct basis was as follows:

	Year Ended December 31
(In millions)	2018	2017
Physicians	$19.8	$31.6
Healthcare facilities	19.8	5.8
Other healthcare providers	2.5	2.1
Legal professionals	2.8	3.6
Medical technology liability	3.0	5.4
Total	$47.9	$48.5
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
Retention by component was as follows:

	Year Ended December 31
	2018	2017
Physicians*	90%	90%
Healthcare facilities*	87%	86%
Other healthcare providers*	87%	85%
Legal professionals	86%	84%
Medical technology liability	87%	87%
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
Changes in renewal pricing by component was as follows:

Year Ended December 31
2018
Physicians (1)(2)	3%
Healthcare facilities (1)(2)	7%
Other healthcare providers (1)	4%
Legal professionals (2)	5%
Medical technology liability	3%
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
Ceded premiums written were as follows:

	Year Ended December 31
($ in thousands)	2018	2017	Change
Excess of loss reinsurance arrangements (1)	$35,591	$31,853	$3,738	11.7%
Premium ceded to Syndicate 1729 (2)	2,105	13,983	(11,878)	(84.9%)
Other shared risk arrangements (3)	31,358	30,780	578	1.9%
Premium ceded to SPCs (4)	5,159	3,914	1,245	31.8%
Other ceded premiums written	3,310	3,361	(51)	(1.5%)
Adjustment to premiums owed under reinsurance agreements, prior accident years, net (5)	5,525	(1,189)	6,714	(564.7%)
Total ceded premiums written	$83,048	$82,702	$346	0.4%

(1)
We generally reinsure risks under our excess of loss reinsurance arrangements pursuant to which the reinsurers agree to assume all or a portion of all risks that we insure above our individual risk retention levels, up to the maximum individual limits offered. In the majority of our excess of loss reinsurance arrangements, the premium due to the reinsurer is determined by the loss experience of that business reinsured, subject to certain minimum and maximum amounts. The increase in ceded premiums written under our excess of loss reinsurance arrangements in 2018 primarily reflected an increase in the premiums we expect to owe our reinsurers based upon increases to our estimates of losses recoverable from our reinsurance partners.

(2)
As previously discussed, we are the majority participant in Syndicate 1729 and normally record our pro rata share of its operating results in our Lloyd's Syndicates segment on a quarter delay, except when information is available that is material to the current period. We also recorded the cession to Syndicate 1729 from our Specialty P&C segment on a quarter delay as the amounts were not material and that permitted the cession to be reported by both our Lloyd's Syndicates segment and our Specialty P&C segment in the same reporting period. The decrease in premiums ceded to Syndicate 1729 during 2018 primarily reflected the non-renewal of our quota share agreement with Syndicate 1729 on January 1, 2018; the impact of which was not reflected in ceded premiums written until the second quarter of 2018 due to the quarter delay. Additionally, the decrease in premiums ceded to Syndicate 1729 during 2018 reflected the revised contract terms on our previous quota share agreement effective January 1, 2017 which reduced the premiums ceded by essentially half. See the Segment Operating Results - Lloyd's Syndicates section for further discussion on the quota share agreement. As our premiums are earned, we recognize the related ceding commission income which reduces underwriting expense by offsetting DPAC amortization. For 2018 and 2017, the related ceding commission income was approximately 27% of ceded premiums written. For our consolidated results, eliminations of the inter-segment portion (58% of the Specialty P&C cession) of the transactions are also recorded on a quarter delay.

(3)
We have entered into various shared risk arrangements, including quota share, fronting, and captive arrangements, with certain large healthcare systems and other insurance entities. These arrangements include our Ascension Health and CAPAssurance programs. While we cede a large portion of the premium written under these arrangements, they provide us an opportunity to grow net premium through strategic partnerships. The increase in 2018 was primarily driven by growth in our Ascension Health and CAPAssurance programs, largely offset by the effect of a few large tail endorsements that were written, and substantially ceded, during 2017 related to one of these shared risk arrangements, as previously discussed under the heading "Gross Premiums Written."

(4)
As previously discussed, as a part of our alternative market solutions, all or a portion of certain healthcare premium written is ceded to the SPCs in our Segregated Portfolio Cell Reinsurance segment under either excess of loss or quota share reinsurance agreements, depending on the structure of the individual program. See the Segment Operating Results - Segregated Portfolio Cell Reinsurance section for further discussion on the cession to the SPCs from our Specialty P&C segment. The increase in premiums ceded to the SPCs during 2018 was primarily driven by new business written (see discussion in footnote 8 under the heading "Gross Premiums Written").

(5)
Given the length of time that it takes to resolve our claims, many years may elapse before all losses recoverable under a reinsurance arrangement are known. As a part of the process of estimating our loss reserve we also make estimates regarding the amounts recoverable under our reinsurance arrangements. As previously discussed, the premiums ultimately ceded under certain of our excess of loss reinsurance arrangements are subject to the losses ceded under the arrangements. For 2018, we increased our estimate of expected losses and associated recoveries for prior year ceded losses, as well as our estimate of ceded premiums owed to reinsurers. The increase in our estimate of ceded premiums owed to reinsurers during 2018 as compared to 2017 was due to an increase in the number of claims that exceeded our individual risk retention levels under certain loss-sensitive treaties. We believe that this increase in claim severity is reflective of the evolving loss trends within the industry. For 2017, we reduced our estimate of expected losses and associated recoveries for prior year ceded losses, as well as our estimate of ceded premiums owed to reinsurers. Changes to estimates of premiums ceded related to prior accident years are fully earned in the period the changes in estimates occur.

Ceded Premiums Ratio
As shown in the table below, our ceded premiums ratio was affected in both 2018 and 2017 by revisions to our estimate of premiums owed to reinsurers related to coverages provided in prior accident years.

	Year Ended December 31
	2018	2017	Change
Ceded premiums ratio, as reported	14.4%	15.1%	(0.7)	pts
Less the effect of adjustments in premiums owed under reinsurance agreements, prior accident years (as previously discussed)	1.0%	(0.2%)	1.2	pts
Ratio, current accident year	13.4%	15.3%	(1.9)	pts
The decrease in the current accident year ceded premiums ratio for the year ended December 31, 2018 was primarily due to the decrease in premiums ceded to Syndicate 1729 and the effect of the loss portfolio transfer entered into during the second quarter of 2018 (increase in gross premiums written with no premium ceded), partially offset by an increase in premiums ceded under our excess of loss reinsurance arrangements. See discussion above under the heading "Ceded Premiums Written."

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
Net premiums earned were as follows:

	Year Ended December 31
($ in thousands)	2018	2017	Change
Gross premiums earned	$580,022	$537,583	$42,439	7.9%
Less: Ceded premiums earned	88,235	87,760	475	0.5%
Net premiums earned	$491,787	$449,823	$41,964	9.3%
The increase in gross premiums earned in 2018 was driven by the effect of the loss portfolio transfer entered into during the second quarter of 2018 which resulted in $26.6 million of one-time premium written and fully earned in the current period (see discussion under the heading "Gross Premiums Written"). The increase also included the pro rata effect of higher premiums written during the preceding twelve months, predominantly in our healthcare facilities and physicians lines of business, partially offset by the effect of a few large tail policies written and earned during 2017.
The slight increase in ceded premiums earned during 2018 was driven by the increase in our estimate of ceded premiums owed to reinsurers for expected recoveries on prior year ceded losses in 2018 as compared to a decrease in our estimate in 2017 and, to a lesser extent, an increase in premium ceded under our excess of loss reinsurance arrangements. These increases in ceded premiums earned were offset by the decrease in premiums ceded to Syndicate 1729 during the preceding twelve months (see discussion under the heading "Ceded Premiums Written").
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

The following table summarizes calendar year net loss ratios by separating losses between the current accident year and all prior accident years. Additionally, the table shows our current accident year net loss ratio was affected by revisions to our estimate of premiums owed to reinsurers related to coverages provided in prior accident years. Net loss ratios were as follows:

	Net Loss Ratios (1)
	Year Ended December 31
	2018	2017	Change
Calendar year net loss ratio	78.2%	63.4%	14.8	pts
Less impact of prior accident years on the net loss ratio	(15.6%)	(26.5%)	10.9	pts
Current accident year net loss ratio	93.8%	89.9%	3.9	pts
Less estimated ratio increase (decrease) attributable to:
Ceded premium adjustments, prior accident years (2)	1.0%	(0.2%)	1.2	pts
Current accident year net loss ratio, excluding the effect of prior year ceded premium (3)	92.8%	90.1%	2.7	pts

(1)	Net losses, as specified, divided by net premiums earned.

(2)
During 2018, we increased the premiums owed under reinsurance agreements for prior accident years which decreased net premiums earned (the denominator of the current accident year ratio). During 2017, reductions to premiums owed under reinsurance agreements for prior accident years increased net premiums earned. See the discussion in the Premiums section for our Specialty P&C segment under the heading "Ceded Premiums Written" for additional information.

(3)
The current accident year net loss ratio, excluding the effect of prior year ceded premium adjustments, increased 2.7 percentage points as compared to 2017 driven by our consideration of potential higher severity trends associated with our excess and surplus lines business, which accounted for approximately 2.0 percentage points of the increase. The remaining increase in the current accident year net loss ratio was primarily due our continued concern around potential loss trends in the broader HCPL industry including large, more complex risks. The increase in the current accident year net loss ratio was partially offset by a decrease to our reserves related to DDR coverage endorsements as compared to an increase in 2017. In addition, the current accident year net loss ratio for 2018 also reflected the effect of a loss portfolio transfer (net premiums earned at a 95% loss ratio) entered into during the second quarter of 2018. See discussion in the Premiums section for our Specialty P&C segment under the heading "Gross Premiums Written" for additional information on the loss portfolio transfer.

We recognized net favorable loss development related to our previously established reserve of $77.0 million and $119.4 million for the years ended December 31, 2018 and 2017, respectively. The net favorable loss development in 2018 and 2017 included $13.3 million and $10.1 million, respectively, attributable to our medical technology liability line of business and $10.9 million and $5.2 million, respectively, attributable to our legal professionals liability line of business. We re-evaluate our previously established reserve each quarter based on our most recently available claims data and currently available industry trend information. Development recognized during 2018 principally related to accident years 2011 through 2014. Development recognized during 2017 principally related to accident years 2010 through 2014.
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

Underwriting, Policy Acquisition and Operating Expenses
Our Specialty P&C segment underwriting, policy acquisition and operating expenses for the years ended December 31, 2018 and 2017 were comprised as follows:

	Year Ended December 31
($ in thousands)	2018	2017	Change
DPAC amortization	$52,253	$47,611	$4,642	9.7%
Management fees	6,968	6,620	348	5.3%
Other underwriting and operating expenses	53,198	53,741	(543)	(1.0%)
Total	$112,419	$107,972	$4,447	4.1%
DPAC amortization increased during the year ended December 31, 2018 as compared to 2017 driven by an increase in commission and brokerage expenses due to the increase in written and assumed premium during 2018 and a decrease in ceding commission income, which is an offset to expense, due to the reduction in premiums ceded to Syndicate 1729.
Management fees are charged pursuant to a management agreement by the Corporate segment to the operating subsidiaries within our Specialty P&C segment for services provided, based on the extent to which services are provided to the subsidiary and the amount of gross premium written by the subsidiary. While the terms of the management agreement were consistent between 2018 and 2017, fluctuations in the amount of gross premium written by each subsidiary can result in corresponding variations in the management fee charged to each subsidiary during a particular period. The management fees charged to the Specialty P&C segment during 2018 primarily reflected the increase in gross premiums written due to a loss portfolio transfer entered into during the second quarter of 2018 (see discussion under the heading "Gross Premiums Written").
Other underwriting and operating expenses decreased slightly during the year ended December 31, 2018 as compared to 2017. Other underwriting and operating expenses in 2018 included $1.0 million associated with a data analytics services agreement entered into during the fourth quarter of 2018 (see Note 9 of the Notes to Consolidated Financial Statements for further information), which was more than offset by slight decreases in other expense categories as compared to 2017, none of which were individually significant.
Underwriting Expense Ratio (the Expense Ratio)
Our expense ratio for the Specialty P&C segment for the year ended December 31, 2018 as compared to 2017, was as follows:

	Year Ended December 31
	2018	2017	Change
Underwriting expense ratio	22.9%	24.0%	(1.1)	pts
The decrease in the underwriting expense ratio for 2018 was primarily due to the impact of the loss portfolio transfer entered into during the second quarter of 2018 (net premiums earned with minimal associated operating expenses), which accounted for 1.2 percentage points of decrease in the underwriting expense ratio (see further discussion under the heading "Gross Premiums Written"). After removing the impact of the loss portfolio transfer, the underwriting expense ratio for 2018 remained relatively flat as compared to 2017.
Segregated Portfolio Cell Dividend Expense (Income)
In the third quarter of 2018, we reorganized our segment reporting which resulted in the creation of a new segment: Segregated Portfolio Cell Reinsurance (see further discussion under the heading "ProAssurance Overview"). The Segregated Portfolio Cell Reinsurance segment provides the results of SPCs at our Eastern Re and Inova Re subsidiaries, including SPCs that assume healthcare professional liability business which were previously reported within our Specialty P&C segment. As such, there is no longer a SPC dividend expense reported in the Specialty P&C segment associated with these SPCs. See more information on our Cayman Islands SPC operations in the Segment Operating Results - Segregated Portfolio Cell Reinsurance section that follows.
The SPC dividend expense for the year ended December 31, 2017 represented a one-time $5.2 million pre-tax expense related to previously unrecognized SPC dividend expense for the cumulative earnings of unrelated parties that have owned SPCs at various times since 2003 within a Bermuda captive insurance operation. Historically, within our HCPL business, we have written a limited number of segregated cell captive programs through this Bermuda captive arrangement and the use of this facility declined as the HCPL insurance market has softened. The SPC dividend expense attributable to those cells was unrelated to our Cayman Islands captive operations.

Segment Operating Results - Workers' Compensation Insurance
As previously discussed under the heading "ProAssurance Overview," we reorganized our segment reporting in the third quarter of 2018 which resulted in the creation of a new segment: Segregated Portfolio Cell Reinsurance. The underwriting results of the SPCs at Eastern Re and Inova Re that assume workers' compensation business were previously reported in our Workers' Compensation segment and are now reported in our Segregated Portfolio Cell Reinsurance segment. The traditional workers' compensation business remains in the Workers' Compensation segment which has been renamed to "Workers' Compensation Insurance." All prior period segment information has been recast to conform to the current period presentation. See further information regarding our segments in Note 16 of the Notes to Consolidated Financial Statements.
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

	Year Ended December 31
($ in thousands)	2018	2017	Change
Net premiums written	$195,350	$173,566	$21,784	12.6%

Net premiums earned	$186,079	$163,309	$22,770	13.9%
Other income	2,412	2,096	316	15.1%
Net losses and loss adjustment expenses	(118,483)	(102,233)	(16,250)	15.9%
Underwriting, policy acquisition and operating expenses	(55,693)	(52,576)	(3,117)	5.9%
Segment operating results	$14,315	$10,596	$3,719	35.1%

Net loss ratio	63.7%	62.6%	1.1	pts
Underwriting expense ratio	29.9%	32.2%	(2.3)	pts
Premiums Written
Our workers’ compensation premium volume is driven by five primary factors: (1) the amount of new business written, (2) audit premium, (3) retention of our existing book of business, (4) premium rates charged on our renewal book of business and (5) changes in payroll exposure.
Gross, ceded and net premiums written were as follows:

	Year Ended December 31
($ in thousands)	2018	2017	Change
Gross premiums written	$293,230	$264,048	$29,182	11.1%
Less: Ceded premiums written	97,880	90,482	7,398	8.2%
Net premiums written	$195,350	$173,566	$21,784	12.6%

Gross Premiums Written
Gross premiums written by product were as follows:

	Year Ended December 31
($ in thousands)	2018	2017	Change
Traditional business:
Guaranteed cost	$163,138	$143,141	$19,997	14.0%
Policyholder dividend	21,203	20,388	815	4.0%
Deductible	8,143	8,362	(219)	(2.6%)
Retrospective	6,911	3,428	3,483	101.6%
Other	9,413	8,185	1,228	15.0%
Alternative market business	84,422	80,544	3,878	4.8%
Total	$293,230	$264,048	$29,182	11.1%
Gross premiums written in our traditional business increased during the year ended December 31, 2018 as compared to 2017, which primarily reflected new business written, including $11.7 million of new business premium related to the third quarter 2017 acquisition of the Great Falls book of business, an improvement in renewal pricing and an increase in audit premium. The growth in our alternative market business for the year ended December 31, 2018 primarily reflected new business written and an improvement in renewal pricing. We retained 22 of the 23 available alternative market programs up for renewal for the year ended December 31, 2018, including 6 programs available for renewal during the fourth quarter of 2018.
New business, audit premium, retention and renewal price changes for both the traditional business and the alternative market business are shown in the table below:

	Year Ended December 31
	2018			2017
($ in millions)	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results
New business	$43.2	$8.3	$51.5	$37.8	$9.9	$47.7
Audit premium (including EBUB)	$4.3	$1.6	$5.9	$2.7	$1.4	$4.1
Retention rate (1)	84%	91%	86%	85%	92%	87%
Change in renewal pricing (2)	(1%)	—%	(1%)	(3%)	(4%)	(3%)
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

Ceded Premiums Written
Ceded premiums written were as follows:

	Year Ended December 31
($ in thousands)	2018	2017	Change
Premiums ceded to SPCs	$79,927	$73,761	$6,166	8.4%
Premiums ceded to external reinsurers	13,515	9,823	3,692	37.6%
Premiums ceded to unaffiliated captive insurers	4,495	6,784	(2,289)	(33.7%)
Change in return premium estimate under external reinsurance	(57)	114	(171)	(150.0%)
Total ceded premiums written	$97,880	$90,482	$7,398	8.2%
Our Workers' Compensation Insurance segment cedes alternative market business under a 100% quota share reinsurance agreement, net of a ceding commission, to SPCs in our Segregated Portfolio Cell Reinsurance segment. The ceding commission consists of an amount for fronting fees, cell rental fees, commissions, premium taxes, claims administration fees and risk management fees. The fronting fees, commissions, premium taxes and risk management fees are recorded as an offset to underwriting, policy acquisition and operating expenses (see discussion that follows under the heading "Underwriting, Policy Acquisition and Operating Expenses"). Cell rental fees are recorded as a component of other income and claims administration fees are recorded as ceded ULAE. The increase in premiums ceded to SPCs in 2018 primarily reflected growth in our alternative market premium, as previously discussed, as well as the designed consolidation of certain unaffiliated captive insurers into SPCs at Inova Re (see discussion below).
Under our external reinsurance agreement, we retain the first $0.5 million in risk insured by us and cede losses in excess of this amount up to $119.5 million on each loss occurrence under our primary external reinsurance contract. Per our reinsurance agreements, we cede premiums related to our traditional business on an earned premium basis. The increase in premiums ceded to external reinsurers during the year ended December 31, 2018 was driven by an increase in earned premium, an increase in reinsurance rates effective May 1, 2018 and a decrease in revenue sharing with our reinsurance broker, primarily due to a change in estimate during the second quarter of 2017.
The decrease in premiums ceded to unaffiliated captive insurers during the year ended December 31, 2018 primarily reflected the impact of the 2017 designed consolidation of two unaffiliated captive programs. During 2017, we added one new SPC at Inova Re that writes business previously ceded to two non-renewed unaffiliated captive programs. The premium now written through this new SPC is reflected in premiums ceded to SPCs in the table above. During the fourth quarter of 2018, one of the two remaining unaffiliated captive programs was also moved to Inova Re.
Changes in the return premium estimate reflected the loss experience under the reinsurance contract for the years ended December 31, 2018 and 2017. The increase in the return premium estimate for the year ended December 31, 2018 primarily reflected favorable loss experience in prior contract years.
Ceded Premiums Ratio
The ceded premiums ratio was as follows:

	Year Ended December 31
	2018	2017	Change
Ceded premiums ratio, as reported	34.2%	35.7%	(1.5)	pts
Less the effect of:
Premiums ceded to SPCs (100%)	25.1%	25.9%	(0.8)	pts
Premiums ceded to unaffiliated captive insurers (100%)	2.4%	4.1%	(1.7)	pts
Return premium estimated under external reinsurance	—%	(0.1%)	0.1	pts
Assumed premiums earned (not ceded to external reinsurers)	(0.3%)	(0.3%)	—	pts
Ceded premiums ratio, less the effects of above	7.0%	6.1%	0.9	pts
The above table reflects ceded premiums earned as a percent of gross premiums earned. As discussed above, we cede premiums related to our traditional business to external reinsurers on an earned premium basis. The increase in the ceded premiums ratio for the year ended December 31, 2018 when compared to 2017 primarily reflected an increase in reinsurance rates and the impact of broker revenue sharing, as previously discussed.

Net Premiums Earned
Net premiums earned were as follows:

	Year Ended December 31
($ in thousands)	2018	2017	Change
Gross premiums earned	$282,974	$253,944	$29,030	11.4%
Less: Ceded premiums earned	96,895	90,635	6,260	6.9%
Net premiums earned	$186,079	$163,309	$22,770	13.9%
Net premiums earned consist of gross premiums earned less the portion of earned premiums that we cede to SPCs in our Segregated Portfolio Cell Reinsurance segment, external reinsurers or unaffiliated captive insurers. Because premiums are generally earned pro rata over the entire policy period, fluctuations in premiums earned tend to lag those of premiums written. Our workers’ compensation policies are twelve-month policies and premiums are earned on a pro rata basis over the policy period. Net premiums earned also include premium adjustments related to the audit of our insureds' payrolls. Payroll audits are conducted subsequent to the end of the policy period and any related adjustments are recorded as fully earned in the current period. In addition, we record an estimate for EBUB and evaluate the estimate on a quarterly basis. We did not adjust the EBUB estimate during the years ended December 31, 2018 or 2017. The increase in net premiums earned primarily reflected the pro rata effect of higher net premiums written during the preceding twelve months.
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

	Year Ended December 31
	2018	2017	Change
Calendar year net loss ratio	63.7%	62.6%	1.1	pts
Less impact of prior accident years on the net loss ratio	(4.3%)	(3.5%)	(0.8)	pts
Current accident year net loss ratio	68.0%	66.1%	1.9	pts
The current accident year net loss ratio for the year ended December 31, 2018 was 68.0% as compared to 66.1% for 2017. The increase in the current accident year net loss ratio reflected an increase in claim trends in 2018, including the impact of severity-related claim activity related to economic growth trends and the increase in new and less experienced workers to the workforce.
Current accident year incurred losses (excluding IBNR) ceded to our external reinsurers totaled $12.6 million for the year ended December 31, 2018 compared to $9.8 million for 2017. The increase in ceded incurred losses for the year ended December 31, 2018 primarily reflected the aforementioned increase in severity-related claim activity.
We recognized net favorable prior year development related to our previously established reserve of $8.0 million for the year ended December 31, 2018 as compared to $5.7 million for 2017. The net favorable prior year development for the year ended December 31, 2018 reflected overall favorable trends in claim closing patterns, primarily in the 2015 and 2016 accident years. For each of the years ended December 31, 2018 and 2017, the net favorable prior year development included $1.6 million related to the amortization of the purchase accounting fair value adjustment.

Underwriting, Policy Acquisition and Operating Expenses
Underwriting, policy acquisition and operating expenses includes the amortization of commissions, premium taxes and underwriting salaries, which are capitalized and deferred over the related workers’ compensation policy period, net of ceding commissions earned. The capitalization of underwriting salaries can vary as they are subject to the success rate of our contract acquisition efforts. These expenses also include a management fee charged by the Corporate segment, which represents intercompany charges pursuant to a management agreement, and the amortization of intangible assets, primarily related to the acquisition of Eastern by ProAssurance. The management fee is based on the extent to which services are provided to the subsidiary and the amount of gross premium written by the subsidiary.
Our Workers' Compensation Insurance segment underwriting, policy acquisition and operating expenses were comprised as follows:

	Year Ended December 31
($ in thousands)	2018	2017	Change
DPAC amortization	$33,352	$31,433	$1,919	6.1%
Management fees	2,193	1,975	218	11.0%
Other underwriting and operating expenses	37,407	36,791	616	1.7%
SPC ceding commission offset	(17,259)	(17,623)	364	(2.1%)
Total	$55,693	$52,576	$3,117	5.9%
The increase in DPAC amortization for the year ended December 31, 2018 as compared to 2017 primarily reflected the increase in net premiums earned. The increase in other underwriting and operating expenses for the year ended December 31, 2018 as compared to 2017 primarily reflected an increase in expenses associated with the start-up of our New England region through the Great Falls acquisition and an increase in compensation related costs.
As previously discussed, alternative market premiums written through our Workers' Compensation Insurance segment's alternative market business unit are 100% ceded, less a ceding commission, to either the SPCs in our Segregated Portfolio Cell Reinsurance segment or, to a limited extent, unaffiliated captive insurers. SPC ceding commission income includes fronting fees, commissions, premium taxes and risk management fees, which are reported as an offset to underwriting, policy acquisition and operating expenses. The increase in SPC ceding commissions earned in 2018 as compared to 2017 was due to growth in the alternative market business over the preceding twelve months.
Underwriting Expense Ratio (the Expense Ratio)
The underwriting expense ratio included the impact of the following:

	Year Ended December 31
	2018	2017	Change
Underwriting expense ratio, as reported	29.9%	32.2%	(2.3)	pts
Less estimated ratio increase (decrease) attributable to:
Impact of ceding commissions received from SPCs	2.9%	3.4%	(0.5)	pts
Amortization of intangible assets	1.3%	1.2%	0.1	pts
Management fees	0.8%	0.8%	—	pts
Impact of audit premium	(0.4%)	(0.3%)	(0.1)	pts
Underwriting expense ratio, less listed effects	25.3%	27.1%	(1.8)	pts
The decrease in the expense ratio for the year ended December 31, 2018, exclusive of the items noted in the table, primarily reflected the increase in net premiums earned. There were no other individually significant variances by expense category that contributed to the remaining decrease in the expense ratio.

Segment Operating Results - Segregated Portfolio Cell Reinsurance
As previously discussed under the heading "ProAssurance Overview," we reorganized our segment reporting during the third quarter of 2018 which resulted in the creation of the Segregated Portfolio Cell Reinsurance segment. See further information regarding our segments in Note 16 of the Notes to Consolidated Financial Statements.
The Segregated Portfolio Cell Reinsurance segment reflects the operating results (underwriting profit or loss, plus investment results) of SPCs at Eastern Re and Inova Re, our Cayman Islands SPC operations. As of December 31, 2018, there were 26 (22 active) SPCs. The SPCs assume workers' compensation insurance, healthcare professional liability insurance or a combination of the two from our Workers' Compensation Insurance and Specialty P&C segments. SPCs are segregated pools of assets and liabilities that provide an insurance facility for a defined set of risks. Assets of each SPC are solely for the benefit of that individual cell and each SPC is solely responsible for the liabilities of that individual cell. Assets of one SPC are statutorily protected from the creditors of the others. Each SPC is owned, fully or in part, by an agency, group or association and the operating results of the SPCs are due to the participants of that cell. We participate to a varying degree in the results of selected SPCs and, for the SPCs in which we participate, our participation interest is as low as 25% and as high as 85%. SPC operating results due to external cell participants are reflected as a SPC dividend expense in our Segregated Portfolio Cell Reinsurance segment. In addition, our Segregated Portfolio Cell Reinsurance segment includes the SPC investment results as the investments are solely for the benefit of the cell participants and investment results due to external cell participants are reflected in the SPC dividend expense.
Segment operating results reflects our share of the underwriting and investment results of the SPCs in which we participate, and included the following:

	Year Ended December 31
($ in thousands)	2018	2017	Change
Net premiums written	$75,547	$68,862	$6,685	9.7%

Net premiums earned	$73,940	$68,197	$5,743	8.4%
Net investment income	1,566	1,059	507	47.9%
Net realized gains (losses)	(3,149)	3,914	(7,063)	(180.5%)
Other income	211	115	96	83.5%
Net losses and loss adjustment expenses	(38,726)	(37,455)	(1,271)	3.4%
Underwriting, policy acquisition and operating expenses	(22,426)	(20,764)	(1,662)	8.0%
SPC net operating results	11,416	15,066	(3,650)	(24.2%)
SPC dividend (expense) income(1)	(9,122)	(10,590)	1,468	(13.9%)
Segment operating results(2)	$2,294	$4,476	$(2,182)	(48.7%)

Net loss ratio	52.4%	54.9%	(2.5)	pts
Underwriting expense ratio	30.3%	30.4%	(0.1)	pts
(1) Represents the operating (profit) loss due to external cell participants.
(2) Represents our share of the operating profit (loss) of the SPCs in which we participate.
In 2018, we restructured our Cayman Islands SPC operations. Effective January 1, 2018, all new and renewing alternative market business previously ceded to the SPCs at Eastern Re, with the exception of one program, is now ceded to SPCs operated by a newly formed wholly owned Cayman Islands subsidiary, Inova Re. As part of the restructuring, all SPCs previously operated by Eastern Re, with the exception of one program, ceased assuming new and renewing business on or after January 1, 2018. The external cell participants' cumulative undistributed earnings and the results of all SPCs for the current period due to external cell participants continue to be reported as SPC dividends payable and SPC dividend expense, respectively.

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
Gross, ceded and net premiums written were as follows:

	Year Ended December 31
($ in thousands)	2018	2017	Change
Gross premiums written	$85,086	$77,675	$7,411	9.5%
Less: Ceded premiums written	9,539	8,813	726	8.2%
Net premiums written	$75,547	$68,862	$6,685	9.7%
Gross Premiums Written
Gross premiums written reflected reinsurance premiums assumed by component as follows:

	Year Ended December 31
($ in thousands)	2018	2017	Change
Workers' compensation	$79,927	$73,761	$6,166	8.4%
Healthcare professional liability	5,159	3,914	1,245	31.8%
Gross Premiums Written	$85,086	$77,675	$7,411	9.5%
Gross premiums written for the years ended December 31, 2018 and 2017 was primarily comprised of workers' compensation coverages assumed from our Workers' Compensation Insurance segment. Gross premiums written increased during 2018 as compared to 2017, driven by new business written and an improvement in renewal pricing. We retained 22 of the 23 available alternative market programs up for renewal for the year ended December 31, 2018. In addition, we added a new program at Inova Re during the fourth quarter of 2018 related to the designed consolidation of an unaffiliated captive insurer (see further discussion in our Segment Operating Results - Workers' Compensation Insurance section).
New business, audit premium, retention and renewal price changes for the assumed workers' compensation premium is shown in the table below:

	Year Ended December 31
($ in millions)	2018	2017
New business	$8.3	$9.9
Audit premium (including EBUB)	$1.6	$1.4
Retention rate (1)	91%	92%
Change in renewal pricing (2)	—%	(4%)
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

Ceded Premiums Written
Ceded premiums written were as follows:

	Year Ended December 31
($ in thousands)	2018	2017	Change
Ceded premiums written	$9,539	$8,813	$726	8.2%
For the workers' compensation business, each SPC has in place its own external reinsurance arrangements. The healthcare professional liability business is assumed net of reinsurance from our Specialty P&C segment; therefore, there are no ceded premiums related to the healthcare professional liability business reflected in the table above. The risk retention for each loss occurrence ranges from $0.3 million to $0.35 million based on the program, with limits up to $119.7 million. In addition, each program has aggregate reinsurance coverage between $1.1 million and $2.1 million on a program year basis. Per the SPC external reinsurance agreements, premiums are ceded on a written premium basis and the slight increase in premiums ceded to external reinsurers for the year ended December 31, 2018 primarily reflected an increase in written premium. External reinsurance rates vary based on the alternative market program.
Ceded Premiums Ratio
Ceded premiums ratio was as follows:

	Year Ended December 31
	2018	2017	Change
Ceded premiums ratio	11.9%	11.9%	—	pts
The above table reflects ceded premiums as a percent of gross premiums written for the workers' compensation business only; healthcare professional liability business is assumed net of reinsurance, as discussed above. The ceded premiums ratio remained unchanged for the year ended December 31, 2018 as compared to 2017.
Net Premiums Earned
Gross, ceded and net premiums earned were as follows:

	Year Ended December 31
($ in thousands)	2018	2017	Change
Gross premiums earned	$83,264	$76,911	$6,353	8.3%
Less: Ceded premiums earned	9,324	8,714	610	7.0%
Net premiums earned	$73,940	$68,197	$5,743	8.4%
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
Net Investment Income and Net Realized Investment Gains (Losses)
Net investment income for the years ended December 31, 2018 and 2017 was primarily attributable to interest earned on available-for-sale fixed maturity investments, which primarily includes investment-grade corporate debt securities. Net realized investment losses for the years ended December 31, 2018 and 2017 primarily reflected changes in the value of the SPCs' equity portfolio.

Losses and Loss Adjustment Expenses
The following table summarizes the calendar year net loss ratios by separating losses between the current accident year and all prior accident years. Calendar year and current accident year net loss ratios were as follows:

	Year Ended December 31
	2018	2017	Change
Calendar year net loss ratio	52.4%	54.9%	(2.5)	pts
Less impact of prior accident years on the net loss ratio	(12.1%)	(12.5%)	0.4	pts
Current accident year net loss ratio	64.5%	67.4%	(2.9)	pts
Less impact of audit premium related to workers' compensation business	(1.5%)	(1.4%)	(0.1)	pts
Current accident year net loss ratio, excluding the effect of audit premium	66.0%	68.8%	(2.8)	pts
The current accident year net loss ratio reflected the aggregate loss ratio for all programs. Loss reserves are estimated for each program on a quarterly basis. Due to the size of some of the programs, quarterly claims activity can cause the current accident year net loss ratio to fluctuate significantly from period to period. The current accident year net loss ratio decreased as compared to 2017 primarily due to a decrease in severity-related claims activity.
Current accident year incurred losses (excluding IBNR) ceded to our external reinsurers totaled $2.0 million and $3.2 million for the years ended December 31, 2018 and 2017, respectively.
We recognized net favorable prior year development of $9.0 million and $8.5 million for the years ended December 31, 2018 and 2017, respectively, which primarily reflected better than expected claim trends in the 2015, 2016 and 2017 accident years. The improved claim trends reflected lower frequency and severity than anticipated at the time the reserves were established.
Audit premium from workers' compensation insureds results in a decrease in the net loss ratio, whereas audit premium returned to workers' compensation insureds results in an increase in the net loss ratio. We recognized audit premium of $1.6 million and $1.4 million for the years ended December 31, 2018 and 2017, respectively, the effect of which is reflected in the previous table. We estimate our current accident year losses and loss adjustment expenses based on the underlying actuarial methodologies without consideration of audit premium. As a result, we removed the effects of audit premium in the previous table for purposes of evaluating the current accident year net loss ratio.
Underwriting, Policy Acquisition and Operating Expenses
Our Segregated Portfolio Cell Reinsurance segment underwriting, policy acquisition and operating expenses were comprised as follows:

	Year Ended December 31
($ in thousands)	2018	2017	Change
DPAC amortization	$21,039	$19,927	$1,112	5.6%
Other underwriting and operating expenses	1,387	837	550	65.7%
Total	$22,426	$20,764	$1,662	8.0%
DPAC amortization primarily represented ceding commissions, which vary by program and are paid to our Workers' Compensation Insurance and Specialty P&C segments for premiums assumed. Ceding commissions include an amount for fronting fees, commissions, premium taxes and risk management fees, which are reported as an offset to underwriting, policy acquisition and operating expenses within our Workers' Compensation Insurance and Specialty P&C segments. In addition, ceding commissions paid to our Workers' Compensation Insurance segment include cell rental fees which are recorded as other income within our Workers' Compensation Insurance segment.

Underwriting Expense Ratio (the Expense Ratio)
The underwriting expense ratio included the impact of the following:

	Year Ended December 31
	2018	2017	Change
Underwriting expense ratio, as reported	30.3%	30.4%	(0.1)	pts
Less impact of audit premium on expense ratio	(0.7%)	(0.6%)	(0.1)	pts
Underwriting expense ratio, excluding the effect of audit premium	31.0%	31.0%	—	pts

Segment Operating Results - Lloyd's Syndicates
Our Lloyd's Syndicates segment includes operating results from our participation in certain Syndicates at Lloyd's of London. We have a total capital commitment to support our Lloyd's Syndicate operations through 2019 of up to $200 million, referred to as FAL. The Board, through a non-binding resolution, extended this commitment through 2022. For the 2018 underwriting year, our FAL was comprised of investment securities deposited with Lloyd's which at December 31, 2018 had a fair value of approximately $142.7 million, as discussed in Note 3 of the Notes to Consolidated Financial Statements. During the fourth quarter of 2018, we increased our FAL securities in order to support Syndicate 1729's accumulated losses from prior years, stemming primarily from property and natural catastrophe losses.
We normally report results from our involvement in Lloyd's Syndicates on a quarter delay, except when information is available that is material to the current period (see discussion that follows under the heading "Property and Natural Catastrophe Losses"). Furthermore, the investment results associated with our FAL investments and certain U.S. paid administrative expenses are reported concurrently as that information is available on an earlier time frame.
Lloyd's Syndicate 1729. We are the majority capital provider to Syndicate 1729, which covers a range of property and casualty insurance and reinsurance lines. For the 2018 underwriting year, we increased our participation in the operating results of Syndicate 1729 from 58% to 62% which, due to the quarter delay, was not reflected in our Lloyd's Syndicates segment results until the second quarter of 2018. The remaining capital for Syndicate 1729 is provided by unrelated third parties, including private names and other corporate members. Syndicate 1729 had a maximum underwriting capacity of £132.0 million for the 2018 underwriting year, of which £82.0 million ($104.6 million based on December 31, 2018 exchange rates) was our allocated underwriting capacity. For the 2019 underwriting year, we slightly decreased our participation in the operating results of Syndicate 1729 from 62% to 61% which, due to the quarter delay, will not be reflected in our Lloyd's Syndicates segment results until the second quarter of 2019. Syndicate 1729's maximum underwriting capacity for the 2019 underwriting year is £128 million (approximately $163.3 million at December 31, 2018), of which £78 million (approximately $99.5 million at December 31, 2018) is our allocated underwriting capacity.
Lloyd's Syndicate 6131. Beginning in the second quarter of 2018, our Lloyd's Syndicates segment includes the operating results of a SPA, Syndicate 6131, which began writing business effective January 1, 2018 and focuses on contingency and specialty property business. As a SPA, Syndicate 6131 is only allowed to underwrite one quota share reinsurance contract with Syndicate 1729. We are the sole (100%) capital provider to Syndicate 6131 and for the 2018 underwriting year Syndicate 6131 had a maximum underwriting capacity of £8.0 million ($10.2 million based on December 31, 2018 exchange rates). For the 2019 underwriting year, Syndicate 6131 has a maximum underwriting capacity of £12 million (approximately $15.3 million at December 31, 2018).
In addition to the results of our participation in Lloyd's Syndicates, as discussed above, our Lloyd's Syndicates segment also includes 100% of the operating results of our wholly owned subsidiaries that support our operations at Lloyd's. For the years ended December 31, 2018 and 2017, the results of our Lloyd's Syndicates segment were as follows:

	Year Ended December 31
($ in thousands)	2018	2017	Change
Gross premiums written	$88,746	$70,224	$18,522	26.4%
Ceded premiums written	(18,877)	(15,255)	(3,622)	23.7%
Net premiums written	$69,869	$54,969	$14,900	27.1%

Net premiums earned	$67,047	$57,202	$9,845	17.2%
Net investment income	3,358	1,736	1,622	93.4%
Net realized gains (losses)	(460)	107	(567)	(529.9%)
Other income (loss)	322	(1,476)	1,798	121.8%
Net losses and loss adjustment expenses	(51,570)	(44,220)	(7,350)	16.6%
Underwriting, policy acquisition and operating expenses	(31,686)	(26,963)	(4,723)	17.5%
Income tax benefit (expense)	317	568	(251)	(44.2%)
Segment operating results	$(12,672)	$(13,046)	$374	2.9%

Net loss ratio	76.9%	77.3%	(0.4)	pts
Underwriting expense ratio	47.3%	47.1%	0.2	pts

Property and Natural Catastrophe Losses
As previously mentioned, we normally report results from our involvement in Lloyd's Syndicates on a quarter delay; however, during the fourth quarter of 2018, Syndicate 1729 reported loss estimates in connection with Hurricane Michael, which affected the northwest portion of Florida during October 2018. We estimated our allocated share of the net pre-tax losses in connection with Hurricane Michael to be approximately $6.8 million, net of reinsurance and reinstatement premiums. These losses would normally be reported in the first quarter of 2019 due to the aforementioned quarter delay. However, due to the availability and significance of these estimates, we have accelerated our reporting of these storm-related losses into the fourth quarter of 2018, which is consistent with our policy of disclosing significant losses in the period in which they become known to us.
Segment operating results for both of the years ended December 31, 2018 and 2017 also included our allocated share of the estimates for losses in connection with other significant natural catastrophes that occurred during the past two years. These estimates also included reinstatement premiums we expect to receive from insureds as well as pay reinsurers, both of which were written and earned during the respective period. For the year ended December 31, 2018, we estimate our allocated share of the net pre-tax losses associated with these natural catastrophe and property losses to be approximately $12.1 million, which includes the estimated $6.8 million in losses in connection with Hurricane Michael, as discussed above. The remaining estimated losses in 2018 were primarily in connection with lava damage caused by the volcanic eruptions in Hawaii and storm damage related to Hurricane Florence, which affected several states along the Mid-Atlantic U.S. Estimated net pre-tax losses in 2018 were partially offset by subsequent adjustments of approximately $2.1 million related to prior year storm-related losses. For the year ended December 31, 2017, our estimated allocated share of net pre-tax losses associated with natural catastrophe and property losses was $7.1 million and was primarily in connection with Hurricanes Harvey, Irma and Maria, which affected Texas, several states in the Southeastern U.S. and islands in the Caribbean.
The impact of these natural catastrophe and property losses on our Lloyd's Syndicates segment's operating results for the years ended December 31, 2018 and 2017 was as follows:

	Year Ended December 31
($ in thousands)	2018	2017	Change
Gross premiums written	$913	$234	$679	290.2%
Ceded premiums written	(230)	(2,209)	1,979	(89.6%)
Net premiums written	$683	$(1,975)	$2,658	(134.6%)
Net premiums earned	$683	$(1,975)	$2,658	(134.6%)
Gross losses	(14,761)	(36,297)	21,536	(59.3%)
Reinsurance recoveries	1,952	31,198	(29,246)	(93.7%)
Net losses and loss adjustment expenses	(12,809)	(5,099)	(7,710)	151.2%
Segment operating results, current year, before tax	(12,126)	(7,074)	(5,052)	71.4%
Net adjustments to estimated losses, prior year	2,116	—	2,116	nm
Segment operating results, before tax	$(10,010)	$(7,074)	$(2,936)	41.5%
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
Gross premiums written in 2018 consisted of property insurance coverages (41% of total gross premiums written), casualty coverages (30%), catastrophe reinsurance coverages (21%), property reinsurance coverages (4%) and specialty property coverages (4%). The increase in gross premiums written during 2018 as compared to 2017 was primarily driven by our increased participation in the operating results of Syndicate 1729, our participation in the operating results of Syndicate 6131 and, to a lesser extent, the effect of reinstatement premiums received in 2018 of approximately $0.9 million as compared to $0.2 million in 2017. The reinstatement premiums represented the additional premium payable to Syndicate 1729 to restore coverage limits that were exhausted under certain excess of loss reinsurance treaties as a result of the previously discussed natural catastrophe-related losses.
As discussed in our Specialty P&C segment operating results, prior to January 1, 2018 Syndicate 1729 served as a reinsurer on a quota share basis for a wholly owned insurance subsidiary in our Specialty P&C segment. For premiums assumed, we include in gross premiums written an estimate of all premiums to be earned over the entire period covered by the reinsurance agreement, generally one year, in the quarter in which the reinsurance agreement becomes effective. Results from this ceding arrangement are reported in our Specialty P&C segment on the same quarter delay in order to be consistent with our Lloyd's Syndicates segment as the effect of doing so is not material. The quota share agreement with our Specialty P&C segment effective January 1, 2017 reflected revised contract terms which reduced premiums assumed by Syndicate 1729 by essentially half. Syndicate 1729 did not renew the quota share agreement with our Specialty P&C segment on January 1, 2018; however, due to the previously discussed quarter delay, the impact began to be reflected in each segment's operating results in second quarter of 2018.
The 2016 and 2015 calendar year quota share arrangements with our Specialty P&C segment were commuted in December 2017 and 2016, respectively. Due to the quarter delay, the effect of the 2016 and 2015 commutation was reported in both segments' results during the first quarters of 2018 and 2017, respectively, and is reflected in the Lloyd's Syndicates segment results for the years ended December 31, 2018 and 2017, respectively. The commutations did not differ significantly from previously recorded amounts.
Ceded Premiums Written
Syndicate 1729 utilizes reinsurance to provide the capacity to write larger limits of liability on individual risks, to provide protection against catastrophic loss and to provide protection against losses in excess of policy limits. Ceded premiums written increased for the year ended December 31, 2018 primarily due to the increased utilization of reinsurance on new business written directly by Syndicate 1729 to replace the business previously assumed through the quota share agreement with our Specialty P&C segment. The increase in ceded premiums written was partially offset by a decrease in reinsurance reinstatement premiums Syndicate 1729 expects to owe to reinsurers in connection to the previously mentioned natural catastrophe-related losses. Reinsurance reinstatement premiums were approximately $0.2 million in 2018 as compared to $2.2 million in 2017.
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
The increase in net premiums earned for the year ended December 31, 2018 primarily reflected the pro rata effect of shifts in the mix of premiums written during the preceding twelve months; a larger proportion of premiums were written through the open-market, as compared to previous years, which are predominately earned over twelve months. The increase in gross premiums earned in 2018 as compared to 2017 was partially offset by an increase in ceded premiums earned which reflected the effect of higher ceded premiums written during the preceding twelve months primarily due to a revision in our reinsurance agreements at the beginning of 2017 and, to a lesser extent, the effect of reinstatement premiums earned, net of reinsurance reinstatement premiums recognized, in 2018 as compared to 2017 in connection with the natural catastrophe-related losses, as previously discussed. Net premiums earned for the years ended December 31, 2018 and 2017 included premium assumed from our Specialty P&C segment of approximately $5.0 million and $11.8 million, respectively.
Net Losses and Loss Adjustment Expenses
Losses for the year were primarily recorded using the loss assumptions by risk category incorporated into the business plan submitted to Lloyd's for Syndicate 1729 with consideration given to loss experience incurred to date. The assumptions used in the business plan were consistent with loss results reflected in Lloyd's historical data for similar risks. Syndicate 6131, which began writing business effective January 1, 2018, follows a process similar to Syndicate 1729 for the establishment of initial reserves. We expect loss ratios to fluctuate from quarter to quarter as Syndicate 1729 writes more business and the book begins to mature. We also expect loss ratios of Syndicate 6131 to fluctuate from quarter to quarter as Syndicate 6131 assumes more business from Syndicate 1729. The loss ratios will also fluctuate due to the timing of earned premium adjustments (see discussion in this section under the heading "Net Premiums Earned"). Premium and exposure for some of Syndicate 1729's insurance policies and reinsurance contracts are initially estimated and subsequently adjusted over an extended period of time as underlying premium reports are received from cedants and insureds. When reports are received, the premium, exposure and corresponding loss estimates are revised accordingly. Changes in loss estimates due to premium or exposure fluctuations are incurred in the accident year in which the premium is earned.

The following table summarizes calendar year net loss ratios by separating losses between the current accident year and all prior accident years. Net loss ratios for the period were as follows:

	Year Ended December 31
	2018	2017	Change
Calendar year net loss ratio	76.9%	77.3%	(0.4)	pts
Less impact of prior accident years on the net loss ratio	2.9%	(1.4%)	4.3	pts
Current accident year net loss ratio	74.0%	78.7%	(4.7)	pts
The decrease in the current accident year net loss ratio was driven by the effect of higher net premiums earned, excluding reinstatement premiums recognized, and, to a lesser extent, lower non-catastrophe related current accident year losses. Partially offsetting this decrease was the net effect of natural catastrophes in 2018 as compared to 2017. While gross losses incurred related to natural catastrophes was lower in 2018, a larger portion of natural catastrophe-related losses in 2017 exceeded the reinsurance retention limits whereas Syndicate 1729 retained more of these losses in 2018 due to certain excess of loss reinsurance agreement terms; this impact on the current accident year net loss ratio was partially offset by the change in reinstatement premiums recognized in connection with these losses in 2018 as compared to 2017.
We recognized $2.0 million of unfavorable prior year development for the year ended December 31, 2018 as compared to $0.8 million of favorable prior year development for the year ended December 31, 2017. The unfavorable prior year development for the year ended December 31, 2018 was driven by higher than expected losses and development on certain large claims which resulted in unfavorable development with respect to a previous year of account.
Underwriting, Policy Acquisition and Operating Expenses
Underwriting, policy acquisition and operating expenses increased by $4.7 million for the year ended December 31, 2018 as compared to 2017 primarily due to the anticipated growth in Syndicate 1729 operations, an increase in various operational expenses associated with establishing Syndicate 6131 and, to a lesser extent, an increase in DPAC amortization primarily due to an increase in broker commissions.
The slight increase in the underwriting expense ratio for the year ended December 31, 2018 was primarily due to the previously mentioned increase in operating expenses and broker commissions, partially offset by an increase in net premiums earned, as previously discussed.
Investments
Net investment income for the years ended December 31, 2018 and 2017 was primarily attributable to interest earned on our FAL investments, which primarily includes investment-grade corporate debt securities. In the fourth quarter of 2017, Syndicate 1729 expanded its fixed maturities portfolio to include certain debt securities classified as trading securities. Investment results associated with these fixed maturity trading securities are reported on the same quarter delay.
Taxes
Operating results of this segment are subject to U.K. income tax law.

Segment Operating Results - Corporate
As previously discussed under the heading "ProAssurance Overview," we reorganized our segment reporting in the third quarter of 2018 which resulted in the creation of a new segment: Segregated Portfolio Cell Reinsurance. The Segregated Portfolio Cell Reinsurance segment includes the results of investment assets solely allocated to SPC operations at our Cayman Islands reinsurance subsidiaries, Eastern Re and Inova Re, which were previously reported in our Corporate segment. All prior period segment information has been recast to conform to the current period presentation. See further information regarding our segments in Note 16 of the Notes to Consolidated Financial Statements.
Our Corporate segment includes our investment operations, other than those reported in our Segregated Portfolio Cell Reinsurance and Lloyd's Syndicates segments, interest expense and U.S. income taxes. Our Corporate segment also includes non-premium revenues generated outside of our insurance entities and corporate expenses. Segment operating results for our Corporate segment were net earnings of $42.3 million and $48.1 million for the years ended December 31, 2018 and 2017, respectively, and included the following:

	Year Ended December 31
($ in thousands)	2018	2017	Change
Net investment income	$86,960	$92,867	$(5,907)	(6.4%)
Equity in earnings (loss) of unconsolidated subsidiaries	$8,948	$8,033	$915	11.4%
Net realized gains (losses)	$(39,879)	$12,388	$(52,267)	(421.9%)
Operating expense	$18,767	$29,275	$(10,508)	(35.9%)
Interest expense	$16,163	$16,844	$(681)	(4.0%)
Income tax expense (benefit)	$(17,715)	$21,927	$(39,642)	(180.8%)
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
Net investment income by investment category was as follows:

	Year Ended December 31
($ in thousands)	2018	2017	Change
Fixed maturities	$64,523	$72,665	$(8,142)	(11.2%)
Equities	21,418	17,198	4,220	24.5%
Short-term investments, including Other	5,351	7,643	(2,292)	(30.0%)
BOLI	1,983	1,979	4	0.2%
Investment fees and expenses	(6,315)	(6,618)	303	(4.6%)
Net investment income	$86,960	$92,867	$(5,907)	(6.4%)
Fixed Maturities
The decrease in our investment income from fixed maturity securities during 2018 was due to lower average fixed maturity investment balances. We reduced the size of our fixed portfolio over the last year in order to pay dividends and invest in other asset classes. On an overall basis, our average investment in fixed maturity securities was approximately 16.0% lower in 2018 as compared to 2017.
Average yields for our fixed maturity portfolio were as follows:

	Year Ended December 31
	2018	2017
Average income yield	3.3%	3.1%
Average tax equivalent income yield	3.4%	3.5%

Equities
Income from our equity portfolio increased during 2018 as compared to 2017 which reflected an increase in our allocation to this asset category as well as a different mix of equities owned.
Other Investments and Short-term Investments
Short-term investments, which have a maturity at purchase of one year or less are carried at fair value, which approximates their cost basis, and are primarily composed of investments in U.S. treasury obligations, commercial paper and money market funds. Income from our short-term and other investments decreased for the year ended December 31, 2018 as compared to 2017 primarily due to certain other investments which were affected by the adoption of an accounting standard during the first quarter of 2018 around the recognition and measurement of financial assets and financial liabilities (see further discussion in the Equity in Earnings (Loss) of Unconsolidated Subsidiaries section that follows).
Equity in Earnings (Loss) of Unconsolidated Subsidiaries
Equity in earnings (loss) of unconsolidated subsidiaries was as follows:

	Year Ended December 31
($ in thousands)	2018	2017	Change
All other investments, primarily investment fund LPs/LLCs	$33,270	$28,685	$4,585	16.0%
Tax credit partnerships	(24,322)	(20,652)	(3,670)	17.8%
Equity in earnings (loss) of unconsolidated subsidiaries	$8,948	$8,033	$915	11.4%
We hold interests in certain LPs/LLCs that generate earnings from trading portfolios, secured debt, debt securities, multi-strategy funds and private equity investments. The performance of the LPs/LLCs is affected by the volatility of equity and credit markets. For our investments in LPs/LLCs, we record our allocable portion of the partnership operating income or loss as the results of the LPs/LLCs become available. Our investment results from our portfolio of investments in LPs/LLCs decreased for the year ended December 31, 2018 primarily due to lower reported earnings from a few LP investments. In addition, our portfolio of investments in LPs/LLCs in 2018 were affected by the adoption of an accounting standard during the first quarter of 2018 around the recognition and measurement of financial assets and financial liabilities (see Note 1 of the Notes to Consolidated Financial Statements for additional detail regarding accounting changes adopted during the period). Under the new accounting standard, LPs/LLCs previously reported using the cost method are now reported at fair value with changes in fair value recognized in equity in earnings (loss) of unconsolidated subsidiaries.
Our tax credit partnership investments are designed to generate returns in the form of tax credits and tax-deductible project operating losses and are comprised of qualified affordable housing project tax credit partnerships and historic tax credit partnerships. We account for our tax credit partnership investments under the equity method and record our allocable portion of the operating losses of the underlying properties based on estimates provided by the partnerships. For our qualified affordable housing project tax credit partnerships, we adjust our estimates of our allocable portion of operating losses periodically as actual operating results of the underlying properties become available. Our historic tax credit partnerships are short-term in nature and remaining operating losses are expected to be recognized primarily in 2018. Based on operating results received, we increased our estimate of partnership operating losses by $3.0 million for the year ended December 31, 2018, as compared to $2.3 million for the same respective period in 2017. The results from our tax credit partnership investments for the year ended December 31, 2018 reflected an increase in partnership operating losses as compared to the same respective period of 2017.
The tax benefits received from our tax credit partnerships, which are not reflected in our investment results above, reduced our tax expenses in 2018 and 2017 as follows:

	Year Ended December 31
(In millions)	2018	2017
Tax credits recognized during the period	$21.0	$23.1
Tax benefit of tax credit partnership operating losses	$5.1	$7.2
Tax credits provided by the underlying projects of the historic tax credit partnerships are typically available in the tax year in which the project is put into active service, whereas the tax credits provided by qualified affordable housing project tax credit partnerships are provided over approximately a ten year period. The decrease in tax credits recognized in 2018 was primarily attributable to our qualified affordable housing project tax credit partnerships.

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

	Year Ended December 31
(In thousands)	2018	2017
GAAP net investment result:
Net investment income	$86,960	$92,867
Equity in earnings (loss) of unconsolidated subsidiaries	8,948	8,033
GAAP net investment result	$95,908	$100,900

Pro forma tax-equivalent investment result	$125,533	$148,553

Reconciliation of pro forma and GAAP tax-equivalent investment result:
GAAP net investment result	$95,908	$100,900
Taxable equivalent adjustments, calculated using the 21% and 35% federal statutory tax rate for 2018 and 2017, respectively:
State and municipal bonds	1,693	9,103
BOLI	527	1,065
Dividends received	772	1,930
Tax credit partnerships	26,633	35,555
Pro forma tax-equivalent investment result	$125,533	$148,553

Net Realized Investment Gains (Losses)
The following table provides detailed information regarding our net realized investment gains (losses).

	Year Ended December 31
(In thousands)	2018	2017
OTTI losses, total:
State and municipal bonds	$—	$(850)
Corporate debt	(490)	(419)
Investment in unconsolidated subsidiaries	—	(11,931)
Portion of OTTI losses recognized in other comprehensive income before taxes:
Corporate debt	—	248
Net impairment losses recognized in earnings	(490)	(12,952)
Gross realized gains, available-for-sale fixed maturities	5,940	6,622
Gross realized (losses), available-for-sale fixed maturities	(5,715)	(3,092)
Net realized gains (losses), equity investments	12,030	10,109
Net realized gains (losses), other investments	1,340	2,963
Change in unrealized holding gains (losses), equity investments	(49,398)	7,837
Change in unrealized holding gains (losses), convertible securities, carried at fair value as a part of other investments	(3,849)	896
Other	263	5
Net realized investment gains (losses)	$(39,879)	$12,388
During 2018, we recognized OTTI in earnings of $0.5 million related to debt instruments from two issuers in the energy sector. We recognized $39.9 million of net realized investment losses during 2018, primarily driven by unrealized holding losses on our equity trading portfolio of $49.4 million and, to a lesser extent, $3.8 million of unrealized holding losses on convertible securities. The primary driver of these unrealized holding losses was market volatility throughout 2018, which caused our equity securities to decline in value. The most significant sectors impacted were the financial and energy sectors, although all sectors were impacted. The net realized investment losses recognized in 2018 were partially offset by realized gains of $12.0 million on the sale of certain equity securities, primarily in the industrial sector.
During 2017, we recognized OTTI in earnings of $13.0 million, including an $8.5 million impairment related to an early stage business investment accounted for under the equity method. This impairment charge represented the difference between the investment's carrying value and fair value, which was measured as our ownership percentage in the projected earnings expected to be generated by the investment. In addition, we recognized OTTI in earnings of $3.4 million in 2017 related to our qualified affordable housing project tax credit investments. The current estimated tax benefits expected to be received from our allocable portion of the operating losses of the underlying properties have declined, due to the newly enacted corporate tax rate of 21%, as compared to those at the time the investments were acquired. During 2017, we also recognized credit-related OTTI in earnings of $0.2 million and non-credit OTTI of $0.2 million in OCI, both of which related to corporate bonds.

Operating Expenses
Corporate segment operating expenses were comprised as follows:

	Year Ended December 31
($ in thousands)	2018	2017	Change
Operating expenses	$34,437	$44,034	$(9,597)	(21.8%)
Management fee offset	(15,670)	(14,759)	(911)	6.2%
Segment Total	$18,767	$29,275	$(10,508)	(35.9%)
The decrease in operating expenses during 2018 was primarily driven by a decrease in share-based compensation expenses and other compensation related costs and, to a lesser extent, a decrease in professional fees. The decrease in share-based compensation expense in 2018 was attributable to fewer awards outstanding and an adjustment of the projected award value based upon the decline of one of the performance metrics associated with a particular year's award.
Operating subsidiaries within our Specialty P&C and Workers' Compensation Insurance segments are charged a management fee by the Corporate segment for services provided to these subsidiaries. The management fee is based on the extent to which services are provided to the subsidiary and the amount of gross premium written by the subsidiary. Under the arrangement, the expenses associated with such services are reported as expenses of the Corporate segment, and the management fees charged are reported as an offset to Corporate operating expenses. While the terms of the arrangement were consistent between 2017 and 2018, fluctuations in the amount of gross premium written by each subsidiary can result in corresponding variations in the management fee charged to each subsidiary during a particular period. The management fees charged during 2018 primarily reflected the increase in gross premiums written in our Specialty P&C segment due to a loss portfolio transfer entered into during 2018 (see further discussion in our Segment Operating Results - Specialty Property & Casualty section).
Interest Expense
Consolidated interest expense for the years ended December 31, 2018 and 2017 was comprised as follows:

	Year Ended December 31
($ in thousands)	2018	2017	Change
Senior Notes due 2023	$13,429	$13,429	$—	—%
Revolving Credit Agreement (including fees and amortization)	1,388	2,974	(1,586)	(53.3%)
Mortgage Loans (including amortization)	1,425	65	1,360	2,092.3%
(Gain)/loss on interest rate cap	(153)	339	(492)	(145.1%)
Other	28	37	(9)	(24.3%)
Interest expense	$16,117	$16,844	$(727)	(4.3%)
Consolidated interest expense decreased during 2018 as compared to 2017 driven primarily by a decrease in the weighted average outstanding borrowings on our Revolving Credit Agreement and, to a lesser extent, the change in the fair value of our interest rate cap, partially offset by interest expense incurred on our Mortgage Loans. The weighted average outstanding borrowings on our Revolving Credit Agreement were $41 million for the year ended December 31, 2018 as compared to $169 million for the year ended December 31, 2017. The interest rate cap was entered into during the fourth quarter of 2017 and is designated as an economic hedge of interest rate risk associated with our variable rate Mortgage Loans. See further discussion of our outstanding debt in Note 10 and further discussion of our interest rate cap agreement in Note 11 of the Notes to Consolidated Financial Statements.

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

	Year Ended December 31
(In thousands)	2018	2017
Corporate segment income tax expense (benefit)	$(17,715)	$21,927
Lloyd's Syndicates segment income tax expense (benefit)	(317)	(568)
Consolidated income tax expense (benefit)	$(18,032)	$21,359
Factors affecting our consolidated effective tax rate include the following:

	Year Ended December 31
	2018	2017
Statutory rate (1)	21.0%	35.0%
Tax-exempt income (2)	(8.6%)	(6.5%)
Tax credits	(72.6%)	(18.0%)
Non-U.S. operating results	7.8%	0.7%
Excess tax benefit on share-based compensation	(0.9%)	(2.1%)
Change in federal corporate tax rate	—%	5.1%
Change in limitation of future deductibility of certain executive compensation	—%	2.7%
Provision-to-return differences	(8.0%)	(1.5%)
Other	(0.8%)	1.2%
Effective tax rate	(62.1%)	16.6%
(1) Effective January 1, 2018, the corporate statutory tax rate changed from 35% to 21% as a result of tax reform enacted by the TCJA.
(2) Includes tax-exempt interest, dividends received deduction and change in cash surrender value of BOLI.
Our effective tax rate for 2018 and 2017 was a benefit of 62.1% and an expense of 16.6%, respectively, and differs from the statutory federal income tax rate primarily due to the utilization of tax credits transferred to us from our tax credit partnership investments and a portion of our investment income being tax-exempt. Tax credits utilized were $21.0 million for 2018 as compared to $23.1 million for 2017 while tax-exempt income was $2.5 million and $8.4 million in the same respective years. The impact of tax credits and tax-exempt income on our effective tax rate was greater in 2018 due to lower pre-tax income in 2018 as compared to 2017. While the enactment of the TCJA will not impact the amount of the tax credits we will receive, we expect the future utilization of our tax credits to take longer than in previous years due to the lower corporate tax rate. Additionally, our effective tax rate in 2018 was impacted by a tax benefit of 8.0% related to provision-to-return differences. These differences primarily reflected the impact of the change in the federal corporate tax rate on our temporary provision-to-return differences as well as higher tax credits received for the 2017 tax year than the previously estimated tax benefit.
For 2017, the most significant item that decreased our effective tax rate, other than the previously mentioned tax credits and tax-exempt investment income, was the excess tax benefit on share-based compensation that resulted from the application of revised accounting guidance, which was effective January 1, 2017, and lowered the effective tax rate by 2.1%. Under the revised guidance, the difference between the deduction for tax purposes, which is based upon the fair market value of share-based awards and the time of vesting, and the compensation cost recognized for financial reporting purposes, which is based upon the fair market value of the share-based awards on the date of grant, is to be recognized as income tax expense (benefit) in the current period rather than an adjustment to OCI as was required under prior guidance.
The effective tax rate for 2017 also reflects the impact of the remeasurement of our deferred tax assets and liabilities at December 31, 2017 and the impact of a change in the limitation of future deductibility of certain executive compensation as a result of the enactment of the TCJA. As previously discussed, the TCJA was signed into law on December 22, 2017. Under current accounting guidance, the effects of changes in tax rates and laws are recognized in the period in which the new legislation is enacted. Due to the enactment of the TCJA in 2017, we remeasured our deferred tax assets and liabilities based on the new corporate tax rate and recognized a charge of $6.5 million to income tax expense for the year ended December 31, 2017, which resulted in a 5.1% increase to our effective tax rate in 2017. Additionally, we made a reasonable estimate of the effects on our existing deferred tax asset balances at December 31, 2017 as it relates to the limitation on the future deductibility of certain executive compensation and recorded a provisional charge to income tax expense of $3.5 million, which resulted in a 2.7% increase to our effective tax rate in 2017. During 2018, we were able to complete our accounting for the impact of the TCJA on our December 31, 2017 deferred tax asset balances related to executive compensation; no measurement-period adjustment was recorded in 2018 as a result (see further discussion in Note 6 of the Notes to Consolidated Financial Statements). These one-time charges to income tax expense in 2017 as a result of the enactment of the TCJA did not reoccur in 2018.

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

Executive Summary of Operations
As previously discussed under the heading "ProAssurance Overview," we reorganized our segment reporting in the third quarter of 2018 to include a new segment: Segregated Portfolio Cell Reinsurance. All prior period segment information has been recast to conform to the current period presentation and the segment reorganization had no impact on previously reported consolidated financial results. See further information regarding the segment reorganization in Note 16 of the Notes to Consolidated Financial Statements.
The following sections provide an overview of our consolidated and segment results of operations for the year ended December 31, 2017 as compared to 2016. See the Segment Operating Results sections that follow for additional information regarding each segment's operating results.

Revenues
Our consolidated and segment net premiums earned were as follows:

	Year Ended December 31
($ in thousands)	2017	2016	Change
Net Premiums Earned
Specialty P&C	$449,823	$454,506	$(4,683)	(1.0%)
Workers' Compensation Insurance	163,309	161,988	1,321	0.8%
Segregated Portfolio Cell Reinsurance	68,197	62,137	6,060	9.8%
Lloyd's Syndicate	57,202	54,650	2,552	4.7%
Consolidated total	$738,531	$733,281	$5,250	0.7%
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
The following table shows our total consolidated net realized investment gains (losses):

	Year Ended December 31
($ in thousands)	2017	2016	Change
Net impairment losses recognized in earnings	$(12,952)	$(9,766)	$(3,186)	32.6%
Other net realized investment gains (losses)	29,361	44,641	(15,280)	(34.2%)
Net realized investment gains (losses)	$16,409	$34,875	$(18,466)	(52.9%)
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

Expenses
The following table shows our consolidated and segment net loss ratios:

	Year Ended December 31
($ in millions)	2017	2016	Change
Current accident year net loss ratio
Consolidated ratio	81.7%	80.1%	1.6	pts
Specialty P&C	89.9%	88.7%	1.2	pts
Workers' Compensation Insurance	66.1%	67.5%	(1.4)	pts
Segregated Portfolio Cell Reinsurance	67.4%	64.1%	3.3	pts
Lloyd's Syndicate	78.7%	63.3%	15.4	pts
Calendar year net loss ratio
Consolidated ratio	63.5%	60.4%	3.1	pts
Specialty P&C	63.4%	58.5%	4.9	pts
Workers' Compensation Insurance	62.6%	66.5%	(3.9)	pts
Segregated Portfolio Cell Reinsurance	54.9%	56.7%	(1.8)	pts
Lloyd's Syndicate	77.3%	62.4%	14.9	pts
Favorable (unfavorable) net loss development, prior accident years
Consolidated	$134.4	$143.8	$(9.4)
Specialty P&C	$119.4	$137.2	$(17.8)
Workers' Compensation Insurance	$5.7	$1.6	$4.1
Segregated Portfolio Cell Reinsurance	$8.5	$4.6	$3.9
Lloyd's Syndicate	$0.8	$0.5	$0.3
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
Our consolidated and segment underwriting expense ratios were as follows:

	Year Ended December 31
	2017	2016	Change
Underwriting Expense Ratio
Consolidated	31.9%	31.0%	0.9	pts
Specialty P&C	24.0%	22.8%	1.2	pts
Workers' Compensation Insurance	32.2%	33.1%	(0.9)	pts
Segregated Portfolio Cell Reinsurance	30.4%	30.5%	(0.1)	pts
Lloyd's Syndicate	47.1%	41.8%	5.3	pts
Corporate*	4.0%	4.2%	(0.2)	pts
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
(1) Net realized investment gains (losses) on investments related to SPCs are recognized in our Segregated Portfolio Cell Reinsurance segment and the portion of operating earnings, including the gain or loss, net of our participation, is due to the external cell participants through the SPC dividend expense (income). To be consistent with our exclusion of net realized investment gains (losses) recognized in earnings, we are excluding the portion of net realized investment gains (losses) that is included in the SPC dividend expense (income) which is due to the external cell participants.
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

Segment Operating Results - Specialty Property & Casualty
As previously discussed, we reorganized our segment reporting in the third quarter of 2018 which resulted in the creation of a new segment: Segregated Portfolio Cell Reinsurance. The underwriting results of the SPCs that assume healthcare professional liability business were previously reported in our Specialty P&C segment and are now reported in our Segregated Portfolio Cell Reinsurance segment. All prior period segment information has been recast to conform to the current period presentation. See further information regarding our segments in Note 16 of the Notes to Consolidated Financial Statements.
Our Specialty P&C segment focuses on professional liability insurance and medical technology liability insurance. Specialty P&C segment operating results reflect pre-tax underwriting profit or loss from these insurance lines, exclusive of investment results, which are included in our Corporate segment. Segment operating results included the following:

	Year Ended December 31
($ in thousands)	2017	2016	Change
Net premiums written	$466,621	$454,718	$11,903	2.6%

Net premiums earned	$449,823	$454,506	$(4,683)	(1.0%)
Other income	5,688	5,306	382	7.2%
Net losses and loss adjustment expenses	(285,250)	(266,090)	(19,160)	7.2%
Underwriting, policy acquisition and operating expenses	(107,972)	(103,656)	(4,316)	4.2%
Segregated portfolio cells dividend (expense) income	(5,181)	—	(5,181)	nm
Segment operating results	$57,108	$90,066	$(32,958)	(36.6%)

Net loss ratio	63.4%	58.5%	4.9	pts
Underwriting expense ratio	24.0%	22.8%	1.2	pts
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
Gross, ceded and net premiums written were as follows:

	Year Ended December 31
($ in thousands)	2017	2016	Change
Gross premiums written	$549,323	$535,725	$13,598	2.5%
Less: Ceded premiums written	82,702	81,007	1,695	2.1%
Net premiums written	$466,621	$454,718	$11,903	2.6%

Gross Premiums Written
Gross premiums written by component were as follows:

	Year Ended December 31
($ in thousands)	2017	2016	Change
Professional liability
Physicians (1)(7)
Twelve month term	$360,232	$344,150	$16,082	4.7%
Twenty-four month term	27,370	21,869	5,501	25.2%
Total Physicians	387,602	366,019	21,583	5.9%
Healthcare facilities (2)(7)	47,697	59,361	(11,664)	(19.6%)
Other healthcare providers (3)	32,599	33,353	(754)	(2.3%)
Legal professionals (4)	25,628	25,351	277	1.1%
Tail coverages (5)	21,206	18,092	3,114	17.2%
Total professional liability	514,732	502,176	12,556	2.5%
Medical technology liability (6)	34,164	33,067	1,097	3.3%
Other	427	482	(55)	(11.4%)
Total	$549,323	$535,725	$13,598	2.5%

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

(7)
Certain components of our gross premiums written include alternative market premiums. We cede either all or a portion of the alternative market premium, net of reinsurance, to certain SPCs of our wholly owned Cayman Islands reinsurance subsidiary, Eastern Re, which are reported in our Segregated Portfolio Cell Reinsurance segment (see further discussion in the Ceded Premiums Written section that follows). The portion not ceded to the SPCs is retained within our Specialty P&C segment. Alternative market gross premiums written by component were as follows:

	Year Ended December 31
($ in millions)	2017	2016	Change
Physicians	$1.2	$1.2	$—	—%
Healthcare facilities	3.1	2.9	0.2	6.9%
Total	$4.3	$4.1	$0.2	4.9%
The slight increase in our alternative market healthcare facilities premium during 2017 was primarily due to new business written and, to a lesser extent, an increase in renewal pricing primarily due to increases in exposure related to a few policies, partially offset by retention losses.
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

Changes in renewal pricing by component was as follows:

Year Ended December 31
2017
Physicians (1)(2)	1%
Healthcare facilities (1)(2)	8%
Other healthcare providers (1)	2%
Legal professionals (2)	3%
Medical technology liability	1%
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
Ceded premiums written for the years ended December 31, 2017 and 2016 were as follows:

	Year Ended December 31
($ in thousands)	2017	2016	Change
Excess of loss reinsurance arrangements (1)	$31,853	$30,037	$1,816	6.0%
Premium ceded to Syndicate 1729 (2)	13,983	23,832	(9,849)	(41.3%)
Other shared risk arrangements (3)	30,780	26,737	4,043	15.1%
Premiums ceded to SPCs (4)	3,914	3,963	(49)	(1.2%)
Other ceded premiums written	3,361	3,521	(160)	(4.5%)
Reduction in premiums owed under reinsurance agreements, prior accident years, net (5)	(1,189)	(7,083)	5,894	(83.2%)
Total ceded premiums written	$82,702	$81,007	$1,695	2.1%

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

(4)
As previously discussed, as a part of our alternative market solutions, all or a portion of certain healthcare premium written is ceded to the SPCs in our Segregated Portfolio Cell Reinsurance segment under either excess of loss or quota share reinsurance agreements, depending on the structure of the individual program. See the Segment Operating Results - Segregated Portfolio Cell Reinsurance section for further discussion on the cession to the SPCs from our Specialty P&C segment. The slight decrease in premiums ceded to the SPCs during 2017 was primarily driven by retention losses (see discussion in footnote 7 under the heading "Gross Premiums Written").

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

	Year Ended December 31
	2017	2016	Change
Ceded premiums ratio, as reported	15.1%	15.1%	—	pts
Less the effect of reduction in premiums owed under reinsurance agreements, prior accident years (as previously discussed)	(0.2%)	(1.3%)	1.1	pts
Ratio, current accident year	15.3%	16.4%	(1.1)	pts
The decline in the current accident year ceded premiums ratio for the year ended December 31, 2017 was primarily attributable to a decrease in premium ceded to Syndicate 1729, partially offset by an increase in premium ceded under our other shared risk and excess of loss reinsurance arrangements (see discussion under the heading "Ceded Premiums Written").
Net Premiums Earned
Net premiums earned were as follows:

	Year Ended December 31
($ in thousands)	2017	2016	Change
Gross premiums earned	$537,583	$535,931	$1,652	0.3%
Less: Ceded premiums earned	87,760	81,425	6,335	7.8%
Net premiums earned	$449,823	$454,506	$(4,683)	(1.0%)
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
The following table summarizes calendar year net loss ratios by separating losses between the current accident year and all prior accident years. Additionally, the table shows our current accident year net loss ratio was affected by revisions to our estimate of premiums owed to reinsurers related to coverages provided in prior accident years. Net loss ratios for 2017 and 2016 compare as follows:

	Net Loss Ratios (1)
	Year Ended December 31
	2017	2016	Change
Calendar year net loss ratio	63.4%	58.5%	4.9	pts
Less impact of prior accident years on the net loss ratio	(26.5%)	(30.2%)	3.7	pts
Current accident year net loss ratio	89.9%	88.7%	1.2	pts
Less estimated ratio increase (decrease) attributable to:
Ceded premium reductions, prior accident years (2)	(0.2%)	(1.4%)	1.2	pts
Current accident year net loss ratio, excluding the effect of prior year ceded premium (3)	90.1%	90.1%	—	pts

(1)	Net losses, as specified, divided by net premiums earned.

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

(3)
The current accident year net loss ratio was unchanged as compared to 2016 primarily due to offsetting factors. Changes in the mix of business resulted in an 1.2 percentage point increase in the current accident year net loss ratio in 2017 as compared to 2016. However, the effect of a DDR reinsurance commutation during the fourth quarter of 2017 (reduction in current year net losses) partially offset the increase by 0.5 percentage points and the effect of a prior year novation (net premiums earned at a high loss ratio) partially offset the increase by 0.4 percentage points. Additional information regarding the prior year novation is included in the Premiums section for our Specialty P&C segment under the heading "Gross Premiums Written."

We recognized net favorable loss development related to our previously established reserve of $119.4 million and $137.2 million for the years ended December 31, 2017 and 2016, respectively. The net favorable loss development in 2017 and 2016 included $10.1 million and $12.0 million, respectively, attributable to our medical technology liability line of business and $5.2 million and $9.4 million, respectively, attributable to our legal professionals liability line of business. We re-evaluate our previously established reserve each quarter based on our most recently available claims data and currently available industry trend information. Development recognized during 2017 principally related to accident years 2010 through 2014. Development recognized during 2016 principally related to accident years 2009 through 2013.
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
Underwriting, Policy Acquisition and Operating Expenses
Our Specialty P&C segment underwriting, policy acquisition and operating expenses for the years ended December 31, 2017 and 2016 were comprised as follows:

	Year Ended December 31
($ in thousands)	2017	2016	Change
Specialty P&C segment:
DPAC amortization	$47,611	$44,342	$3,269	7.4%
Management fees	6,620	6,447	173	2.7%
Other underwriting and operating expenses	53,741	52,867	874	1.7%
Total	$107,972	$103,656	$4,316	4.2%
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
Management fees are charged pursuant to a management agreement by the Corporate segment to the operating subsidiaries within our Specialty P&C segment for services provided, based on the extent to which services are provided to the subsidiary and the amount of gross premium written by the subsidiary. While the terms of the management agreement were consistent between 2017 and 2016, fluctuations in the amount of gross premium written by each subsidiary can result in corresponding variations in the management fee charged to each subsidiary during a particular period.
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

Segregated Portfolio Cell Dividend Expense (Income)
In the third quarter of 2018, we reorganized our segment reporting which resulted in the creation of a new segment: Segregated Portfolio Cell Reinsurance. The Segregated Portfolio Cell Reinsurance segment provides the results of SPCs at our Eastern Re and Inova Re subsidiaries, including SPCs that assume healthcare professional liability business which were previously reported within our Specialty P&C segment. As such, there is no longer an SPC dividend expense reported in the Specialty P&C segment associated with these SPCs and prior period information has been recast to conform to the current period presentation. See more information on our Cayman Islands SPC operations in the Segment Operating Results - Segregated Portfolio Cell Reinsurance section that follows.
The SPC dividend expense for the year ended December 31, 2017 represented a one-time $5.2 million pre-tax expense related to previously unrecognized SPC dividend expense for the cumulative earnings of unrelated parties that have owned SPCs at various times since 2003 within a Bermuda captive insurance operation. Historically, within our HCPL business, we have written a limited number of segregated cell captive programs through this Bermuda captive arrangement and the use of this facility has declined as the HCPL insurance market has softened. The SPC dividend expense attributable to those cells was unrelated to the captive operations of our Eastern Re subsidiary.

Segment Operating Results - Workers' Compensation Insurance
As previously discussed, we reorganized our segment reporting in the third quarter of 2018 which resulted in the creation of a new segment: Segregated Portfolio Cell Reinsurance. The underwriting results of the SPCs that assume workers' compensation business were previously reported in our Workers' Compensation segment and are now reported in our Segregated Portfolio Cell Reinsurance segment. The traditional workers' compensation business remains in the Workers' Compensation segment which has been renamed to "Workers' Compensation Insurance." All prior period segment information has been recast to conform to the current period presentation. See further information regarding our segments in Note 16 of the Notes to Consolidated Financial Statements.
Our Workers' Compensation Insurance segment provides workers' compensation products to employers generally with 1,000 or fewer employees. Workers' compensation products offered include guaranteed cost policies, policyholder dividend policies, retrospectively-rated policies, deductible policies and alternative market solutions. Alternative market products include program design, fronting, claims administration, risk management, SPC rental, asset management and SPC management services. Alternative market premiums are 100% ceded to either the SPCs within our Segregated Portfolio Cell Reinsurance segment or, to a limited extent, unaffiliated captive insurers. Our Workers' Compensation Insurance segment operating results reflected pre-tax underwriting profit or loss from these workers' compensation products, exclusive of investment results, which are included in our Corporate segment. See further information regarding our segments in Note 16 of the Notes to Consolidated Financial Statements. Segment operating results included the following:

	Year Ended December 31
($ in thousands)	2017	2016	Change
Net premiums written	$173,566	$163,513	$10,053	6.1%

Net premiums earned	$163,309	$161,988	$1,321	0.8%
Other income	2,096	2,218	(122)	(5.5%)
Net losses and loss adjustment expenses	(102,233)	(107,791)	5,558	(5.2%)
Underwriting, policy acquisition and operating expenses	(52,576)	(53,597)	1,021	(1.9%)
Segment operating results	$10,596	$2,818	$7,778	276.0%

Net loss ratio	62.6%	66.5%	(3.9)	pts
Underwriting expense ratio	32.2%	33.1%	(0.9)	pts

Premiums Written
Our workers’ compensation premium volume is driven by five primary factors: (1) the amount of new business written, (2) audit premium, (3) retention of our existing book of business, (4) premium rates charged on our renewal book of business and (5) changes in payroll exposure.
Gross, ceded and net premiums written were as follows:

	Year Ended December 31
($ in thousands)	2017	2016	Change
Gross premiums written	$264,048	$248,875	$15,173	6.1%
Less: Ceded premiums written	90,482	85,362	5,120	6.0%
Net premiums written	$173,566	$163,513	$10,053	6.1%

Gross Premiums Written
Gross premiums written by product were as follows:

	Year Ended December 31
($ in thousands)	2017	2016	Change
Traditional business:
Guaranteed cost	$143,141	$128,304	$14,837	11.6%
Policyholder dividend	20,388	21,547	(1,159)	(5.4%)
Deductible	8,362	9,006	(644)	(7.2%)
Retrospective	3,428	5,337	(1,909)	(35.8%)
Other	8,185	8,766	(581)	(6.6%)
Alternative market business	80,544	75,915	4,629	6.1%
Total	$264,048	$248,875	$15,173	6.1%
Gross premiums written in our traditional business business increased during the year ended December 31, 2017 as compared to 2016, which reflected new business written, partially offset by a decrease in renewal pricing and a decrease in audit premium. New business written included $4.6 million of premium related to our Eastern Specialty Risk unit and $3.4 million of premium related to the acquisition of Great Falls' book of business. The growth in our alternative market business was driven by new business written, partially offset by a decrease in renewal pricing. We retained the 23 alternative market programs up for renewal for the year ended December 31, 2017. During 2017, we added one new alternative market program at Eastern Re that was a designed consolidation of two unaffiliated captive programs.
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

Ceded Premiums Written
Ceded premiums written were as follows:

	Year Ended December 31
($ in thousands)	2017	2016	Change
Premiums ceded to SPCs	$73,761	$68,258	$5,503	8.1%
Premiums ceded to external reinsurers	9,823	10,255	(432)	(4.2%)
Premiums ceded to unaffiliated captive insurers	6,784	7,658	(874)	(11.4%)
Change in return premium estimate under external reinsurance	114	(809)	923	(114.1%)
Total ceded premiums written	$90,482	$85,362	$5,120	6.0%
Our Workers' Compensation Insurance segment cedes alternative market business under a 100% quota share reinsurance agreement, net of a ceding commission, to SPCs in our Segregated Portfolio Cell Reinsurance segment. The ceding commission consists of an amount for fronting fees, cell rental fees, commissions, premium taxes, claims administration fees and risk management fees. The fronting fees, commissions, premium taxes and risk management fees are recorded as an offset to underwriting, policy acquisition and operating expenses (see discussion that follows under the heading "Underwriting, Policy Acquisition and Operating Expenses"). Cell rental fees are recorded as a component of other income and claims administration fees are recorded as ceded ULAE. The increase in premiums ceded to SPCs primarily reflected growth in our alternative market business, as previously discussed.
Under our external reinsurance agreement, we retain the first $0.5 million in risk insured by us and cede losses in excess of this amount on each loss occurrence under our primary external reinsurance contract. Per our reinsurance agreements, we cede premiums related to our traditional business on an earned premium basis. The decrease in premiums ceded to external reinsurers during the year ended December 31, 2017 as compared to 2016 primarily reflected an increase in revenue sharing with our reinsurance broker, partially offset by an increase in premiums earned and reinsurance rates.
The decrease in premiums ceded to unaffiliated captive insurers reflected the consolidation of the two programs into the new alternative market program at Eastern Re, as discussed above under the heading "Gross Premiums Written."
Changes in the return premium estimate reflected the loss experience under the reinsurance contract for the years ended December 31, 2017 and 2016. The decrease in the return premium estimate for the year ended December 31, 2017 primarily reflected severity-related claims activity during 2017.
Ceded Premiums Ratio
Ceded premiums ratio was as follows:

	Year Ended December 31
	2017	2016	Change
Ceded premiums ratio, as reported	35.7%	34.4%	1.3	pts
Less the effect of:
Premiums ceded to SPCs (100%)	25.9%	24.3%	1.6	pts
Premiums ceded to unaffiliated captive insurer (100%)	4.1%	4.6%	(0.5)	pts
Return premium estimated under external reinsurance	(0.1%)	0.5%	(0.6)	pts
Assumed premiums earned	(0.3%)	(0.3%)	—	pts
Ceded premiums ratio, less the effects of above	6.1%	5.3%	0.8	pts
The above table reflects ceded premiums earned as a percent of gross premiums earned. As discussed above, we cede premiums related to our traditional business to external reinsurers on an earned premium basis. The increase in the ceded premiums ratio for the year ended December 31, 2017 as compared to 2016 primarily reflected the increase in reinsurance rates.

Net Premiums Earned
Net premiums earned were as follows:

	Year Ended December 31
($ in thousands)	2017	2016	Change
Gross premiums earned	$253,944	$247,092	$6,852	2.8%
Less: Ceded premiums earned	90,635	85,104	5,531	6.5%
Net premiums earned	$163,309	$161,988	$1,321	0.8%
Net premiums earned consist of gross premiums earned less the portion of earned premiums that we cede to SPCs in our Segregated Portfolio Cell Reinsurance segment, external reinsurers or unaffiliated captive insurers. Because premiums are generally earned pro rata over the entire policy period, fluctuations in premiums earned tend to lag those of premiums written. Our workers’ compensation policies are twelve-month policies and premiums are earned on a pro rata basis over the policy period. Net premiums earned also include premium adjustments related to the audit of our insureds' payrolls. Payroll audits are conducted subsequent to the end of the policy period and any related adjustments are recorded as fully earned in the current period. In addition, we record an estimate for EBUB and evaluate the estimate on a quarterly basis. We did not adjust the EBUB estimate for the year ended December 31, 2017. We increased the EBUB estimate by $0.4 million for the year ended December 31, 2016. The increase in net premiums earned primarily reflected the pro rata effect of higher net premiums written during the preceding twelve months.
Losses and Loss Adjustment Expenses
The following table summarizes calendar year net loss ratios by separating losses between the current accident year and all prior accident years. Calendar year and current accident year net loss ratios by component were as follows:

	Year Ended December 31
	2017	2016	Change
Calendar year net loss ratio	62.6%	66.5%	(3.9)	pts
Less impact of prior accident years on the net loss ratio	(3.5%)	(1.0%)	(2.5)	pts
Current accident year net loss ratio	66.1%	67.5%	(1.4)	pts
The current accident year net loss ratio for the year ended December 31, 2017 was 66.1% as compared to 67.5% for 2016. The improvement in the current accident year net loss ratio primarily reflected more favorable trends in claims closing results in 2017 as compared to 2016, which reduced loss indications for the 2017 accident year.
Current accident year incurred losses (excluding IBNR) ceded to our external reinsurers totaled $9.8 million for the year ended December 31, 2017 as compared to ceded incurred losses of $6.9 million for 2016. The increase in ceded incurred losses in 2017 primarily reflected the aforementioned increase in severity-related claim activity.
We recognized net favorable prior year development related to our previously established reserve of $5.7 million for the year ended December 31, 2017 as compared to $1.6 million for 2016. The net favorable prior year development in 2017 reflected overall favorable trends in claim closing patterns, primarily in the 2015 and 2016 accident years. For each of the years ended December 31, 2017 and 2016, the net favorable prior year development included $1.6 million related to amortization of the purchase accounting fair value adjustment.
We estimate our current accident year loss and loss adjustment expenses based on an expected loss ratio. Incurred losses and loss adjustment expenses are determined by applying the expected loss ratio to net premiums earned, which includes audit premium, for the respective period.

Underwriting, Policy Acquisition and Operating Expenses
Underwriting, policy acquisition and operating expenses includes the amortization of commissions, premium taxes and underwriting salaries, which are capitalized and deferred over the related workers’ compensation policy period, net of ceding commissions earned. The capitalization of underwriting salaries can vary as they are subject to the success rate of our contract acquisition efforts. These expenses also include a management fee charged by our Corporate segment, which represents intercompany charges pursuant to a management agreement, and the amortization of intangible assets, primarily related to the acquisition of Eastern by ProAssurance. The management fee is based on the extent to which services are provided to the subsidiary and the amount of gross premium written by the subsidiary.
Our Workers' Compensation Insurance segment underwriting, policy acquisition and operating expenses were comprised as follows:

	Year Ended December 31
($ in thousands)	2017	2016	Change
DPAC amortization	$31,433	$29,325	$2,108	7.2%
Management fees	1,975	1,857	118	6.4%
Other underwriting and operating expenses	36,791	39,159	(2,368)	(6.0%)
SPC commission income offset	(17,623)	(16,744)	(879)	5.2%
Total	$52,576	$53,597	$(1,021)	(1.9%)
The increase in DPAC amortization for the year ended December 31, 2017 as compared to 2016 primarily reflected the increase in net premiums earned. The decrease in other underwriting and operating expenses for the year ended December 31, 2017 as compared to 2016 was driven by a decrease in intangible asset amortization of $2.2 million and the effect of a $1.0 million pension settlement charge recorded during 2016 related to the termination of a legacy Eastern pension plan, partially offset by an increase in acquisition and operating expenses during 2017.
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
Underwriting Expense Ratio (the Expense Ratio)
The underwriting expense ratio included the impact of the following:

	Year Ended December 31
	2017	2016	Change
Underwriting expense ratio, as reported	32.2%	33.1%	(0.9)	pts
Less estimated ratio increase (decrease) attributable to:
Impact of commission income received from SPCs	3.4%	3.5%	(0.1)	pts
Amortization of intangible assets	1.2%	2.2%	(1.0)	pts
Management fees	0.8%	0.8%	—	pts
Impact of audit premium	(0.3%)	(0.6%)	0.3	pts
Underwriting expense ratio, less listed effects	27.1%	27.2%	(0.1)	pts
The expense ratio, exclusive of the items noted in the table above, was consistent from 2016 to 2017.

Segment Operating Results - Segregated Portfolio Cell Reinsurance
As previously discussed, we reorganized our segment reporting during the third quarter of 2018 which resulted in the creation of the Segregated Portfolio Cell Reinsurance segment. All prior period information has been recast to conform to the current period presentation. See further information regarding our segments in Note 16 of the Notes to Consolidated Financial Statements.
The Segregated Portfolio Cell Reinsurance segment for the years ended December 31, 2017 and 2016 reflects the operating results (underwriting profit or loss, plus investment results) of SPCs at Eastern Re, our Cayman Islands SPC operation. As of December 31, 2017, there were 24 (21 active) SPCs. The SPCs assume workers' compensation insurance, healthcare professional liability insurance or a combination of the two from our Workers' Compensation Insurance and Specialty P&C segments. SPCs are segregated pools of assets and liabilities that provide an insurance facility for a defined set of risks. Assets of each SPC are solely for the benefit of that individual cell and each SPC is solely responsible for the liabilities of that individual cell. Assets of one SPC are statutorily protected from the creditors of the others. Each SPC is owned, fully or in part, by an agency, group or association and the operating results of the SPCs are due to the participants of that cell. We participate to a varying degree in the results of selected SPCs and, for the SPCs in which we participate, our ownership interest is as low as 25% and as high as 85%. SPC operating results due to external cell participants are reflected as a SPC dividend expense in our Segregated Portfolio Cell Reinsurance segment. In addition, our Segregated Portfolio Cell Reinsurance segment includes the SPC investment results as the investments are solely for the benefit of the cell participants and investment results due to external cell participants are reflected in the SPC dividend expense. Segment operating results reflects our share of the underwriting and investment results of the SPCs in which we participate, and included the following:

	Year Ended December 31
($ in thousands)	2017	2016	Change
Net premiums written	$68,862	$64,028	$4,834	7.5%

Net premiums earned	$68,197	$62,137	$6,060	9.8%
Net investment income	1,059	711	348	48.9%
Net realized gains (losses)	3,914	2,525	1,389	55.0%
Other income	115	18	97	538.9%
Net losses and loss adjustment expenses	(37,455)	(35,232)	(2,223)	6.3%
Underwriting, policy acquisition and operating expenses	(20,764)	(18,936)	(1,828)	9.7%
SPC net operating results	15,066	11,223	3,843	34.2%
SPC dividend (expense) income(1)	(10,590)	(8,142)	(2,448)	30.1%
Segment operating results(2)	$4,476	$3,081	$1,395	45.3%

Net loss ratio	54.9%	56.7%	(1.8)	pts
Underwriting expense ratio	30.4%	30.5%	(0.1)	pts
(1) Represents the operating (profit) loss due to external cell participants.
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
Gross, ceded and net premiums written were as follows:

	Year Ended December 31
($ in thousands)	2017	2016	Change
Gross premiums written	$77,675	$72,221	$5,454	7.6%
Less: Ceded premiums written	8,813	8,193	620	7.6%
Net premiums written	$68,862	$64,028	$4,834	7.5%
Gross Premiums Written
Gross premiums written reflected reinsurance premiums assumed by component as follows:

	Year Ended December 31
($ in thousands)	2017	2016	Change
Workers' compensation	$73,761	$68,258	$5,503	8.1%
Healthcare professional liability	3,914	3,963	(49)	(1.2%)
Gross Premiums Written	$77,675	$72,221	$5,454	7.6%
Gross premiums written for the years ended December 31, 2017 and 2016 was primarily comprised of workers' compensation coverages assumed from our Workers' Compensation Insurance segment. Gross premiums written increased during 2017 as compared 2016, driven by new business written and an increase in the retention rate, partially offset by a decrease in renewal pricing. We retained the 23 alternative market programs up for renewal for the year ended December 31, 2017. During 2017, we added one new alternative market program at Eastern Re that was a designed consolidation of two unaffiliated captive insurers included our Workers' Compensation Insurance segment.
New business, audit premium, retention and renewal price changes for the assumed workers' compensation premium is shown in the table below:

	Year Ended December 31
($ in millions)	2017	2016
New business	$9.9	$10.2
Audit premium (including EBUB)	$1.4	$1.1
Retention rate (1)	92%	88%
Change in renewal pricing (2)	(4%)	(1%)
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

Ceded Premiums Written
Ceded premiums written were as follows:

	Year Ended December 31
($ in thousands)	2017	2016	Change
Ceded premiums written	$8,813	$8,193	$620	7.6%
For the workers' compensation business, each SPC has in place its own external reinsurance arrangements. The healthcare professional liability business is assumed net of reinsurance from our Specialty P&C segment; therefore, there are no ceded premiums related to the healthcare professional liability business reflected in the table above. The risk retention for each loss occurrence ranges from $0.3 million to $0.35 million based on the program. Per the SPC external reinsurance agreements, premiums are ceded on a written premium basis and the increase in premiums ceded to external reinsurers for the year ended December 31, 2017 primarily reflected an increase in premiums written in certain programs. External reinsurance rates vary based on the alternative market program.
Ceded Premiums Ratio
Ceded premiums ratio was as follows:

	Year Ended December 31
	2017	2016	Change
Ceded premiums ratio	11.9%	12.0%	(0.1)	pts
The above table reflects ceded premiums as a percent of gross premiums written for the workers' compensation business only; healthcare professional liability business is assumed net of reinsurance, as discussed above. The ceded premiums ratio remained relatively unchanged for the year ended December 31, 2017 as compared to 2016.
Net Premiums Earned
Gross, ceded and net premiums earned were as follows:

	Year Ended December 31
($ in thousands)	2017	2016	Change
Gross premiums earned	$76,911	$70,209	$6,702	9.5%
Less: Ceded premiums earned	8,714	8,072	642	8.0%
Net premiums earned	$68,197	$62,137	$6,060	9.8%
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
Net Investment Income and Net Realized Investment Gains (Losses)
Net investment income for the years ended December 31, 2017 and 2016 was primarily attributable to interest earned on available-for-sale fixed maturity investments, which primarily includes investment-grade corporate debt securities. Net realized investment gains for the years ended December 31, 2017 and 2016 primarily reflected changes in the value of the SPCs' equity trading portfolio.
Losses and Loss Adjustment Expenses
The following table summarizes the calendar year net loss ratios by separating losses between the current accident year and all prior accident years. Calendar year and current accident year net loss ratios were as follows:

	Year Ended December 31
	2017	2016	Change
Calendar year net loss ratio	54.9%	56.7%	(1.8)	pts
Less impact of prior accident years on the net loss ratio	(12.5%)	(7.4%)	(5.1)	pts
Current accident year net loss ratio	67.4%	64.1%	3.3	pts
Less impact of audit premium related to workers' compensation business	(1.4%)	(1.2%)	(0.2)	pts
Current accident year net loss ratio, excluding the effect of audit premium	68.8%	65.3%	3.5	pts

The current accident year net loss ratio reflected the aggregate loss ratio for all programs. Loss reserves are estimated for each program on a quarterly basis. Due to the size of some of the programs, quarterly claims activity can cause the current accident year net loss ratio to fluctuate significantly from period to period. The increase in the accident year net loss ratio primarily reflected severity-related claims activity during the fourth quarter of 2017.
Current accident year incurred losses ceded to our external reinsurers totaled $3.2 million for the year ended December 31, 2017, compared to $3.0 million for 2016.
We recognized net favorable prior year development of $8.5 million and $4.6 million for the years ended December 31, 2017 and 2016, respectively. The 2017 favorable development primarily reflected better than expected claim trends related to accident years 2015 and 2016, and the 2016 favorable development primarily reflected favorable claim trends related to accident year 2015. The improved claim trends reflected lower frequency and severity than anticipated at the time the reserves were established.
Audit premium from workers' compensation insureds results in a decrease in the net loss ratio, whereas audit premium returned to workers' compensation insureds results in an increase in the net loss ratio. We recognized audit premium of $1.4 million and $1.1 million for the years ended December 31, 2017 and 2016, respectively, the effect of which is reflected in the previous table. We estimate our current accident year losses and loss adjustment expenses based on the underlying actuarial methodologies without consideration of audit premium. As a result, we removed the effects of audit premium in the previous table for purposes of evaluating the current accident year net loss ratio.
Underwriting, Policy Acquisition and Operating Expenses
Our Segregated Portfolio Cell Reinsurance segment underwriting, policy acquisition and operating expenses were comprised as follows:

	Year Ended December 31
($ in thousands)	2017	2016	Change
DPAC amortization	$19,927	$18,385	$1,542	8.4%
Other underwriting and operating expenses	837	551	286	51.9%
Total	$20,764	$18,936	$1,828	9.7%
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
Underwriting Expense Ratio (the Expense Ratio)
The underwriting expense ratio included the impact of the following:

	Year Ended December 31
	2017	2016	Change
Underwriting expense ratio, as reported	30.4%	30.5%	(0.1)	pts
Less impact of audit premium on expense ratio	(0.6%)	(0.6%)	—	pts
Underwriting expense ratio, excluding the effect of audit premium	31.0%	31.1%	(0.1)	pts

Segment Operating Results - Lloyd's Syndicate
Our Lloyd's Syndicate segment includes operating results from our participation in Lloyd's of London. We have a total capital commitment to support our Lloyd's Syndicate operations through 2019 of up to $200 million, referred to as FAL. The Board, through a non-binding resolution, extended this commitment through 2022. For the 2018 underwriting year, our FAL was comprised of investment securities deposited with Lloyd's which at December 31, 2017 had a fair value of approximately $123.9 million, as discussed in Note 3 of the Notes to Consolidated Financial Statements.
We are the majority (58% for the 2017 underwriting year) capital provider to Syndicate 1729, which covers a range of property and casualty insurance and reinsurance lines. The remaining capital for Syndicate 1729 is provided by unrelated third parties, including private names and other corporate members. Syndicate 1729 had a maximum underwriting capacity of £100.0 million for the 2017 underwriting year, of which £57.6 million ($77.8 million based on December 31, 2017 exchange rates) was our allocated underwriting capacity. For the 2018 underwriting year, we increased our participation in the operating results of Syndicate 1729 from 58% to 62%.
Beginning in 2018, our Lloyd's Syndicate segment will include the operating results of a newly formed SPA, Syndicate 6131. As a SPA, Syndicate 6131 is only allowed to underwrite one quota share reinsurance contract with Syndicate 1729. We are the sole (100%) capital provider to Syndicate 6131 and for the 2018 underwriting year Syndicate 6131 had a maximum underwriting capacity of £8.0 million (approximately $10.8 million at December 31, 2017) and focuses on contingency and specialty property business.
We normally report results from our involvement in Lloyd's Syndicates on a quarter delay, except when information is available that is material to the current period. Furthermore, the investment results associated with our FAL investments and certain U.S. paid administrative expenses are reported concurrently as that information is available on an earlier time frame.
In addition to the results of our participation in Syndicate 1729, as discussed above, our Lloyd's Syndicate segment also includes 100% of the operating results of our wholly owned subsidiaries that support our operations at Lloyd's. For the years ended December 31, 2017 and 2016, the results of our Lloyd's Syndicate segment were as follows:

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
The net loss ratio increased 14.9 percentage points in 2017 as compared to 2016 driven by the storm-related losses and associated net reinsurance reinstatement premiums recognized during 2017, as previously discussed, which accounted for approximately 11.2 percentage points of the increase in the net loss ratio. Additionally, the net loss ratio for 2016 was lower than in prior periods and reflected reductions attributable to shifts in the mix of business.
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

Segment Operating Results - Corporate
As previously discussed, we reorganized our segment reporting during the third quarter of 2018 which resulted in the creation of a new segment: Segregated Portfolio Cell Reinsurance. The Segregated Portfolio Cell Reinsurance segment includes the results of investment assets solely allocated to SPC operations at our Cayman Islands reinsurance subsidiaries which were previously reported in our Corporate segment. All prior period segment information has been recast to conform to the current period presentation. See further information regarding our segments in Note 16 of the Notes to Consolidated Financial Statements.
Our Corporate segment includes our investment operations, other than those reported in our Segregated Portfolio Cell Reinsurance and Lloyd's Syndicate segments, interest expense and U.S. income taxes. Our Corporate segment also includes non-premium revenues generated outside of our insurance entities and corporate expenses. Segment operating results for our Corporate segment were net earnings of $48.1 million and $54.9 million for the years ended December 31, 2017 and 2016, respectively, and included the following:

	Year Ended December 31
($ in thousands)	2017	2016	Change
Net investment income	$92,867	$97,891	$(5,024)	(5.1%)
Equity in earnings (loss) of unconsolidated subsidiaries	$8,033	$(5,762)	$13,795	239.4%
Net realized gains (losses)	$12,388	$32,274	$(19,886)	61.6%
Operating expense	$29,275	$30,807	$(1,532)	(5.0%)
Interest expense	$16,844	$15,032	$1,812	12.1%
Income tax expense (benefit)	$21,927	$24,736	$(2,809)	(11.4%)
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
Net investment income by investment category was as follows:

	Year Ended December 31
($ in thousands)	2017	2016	Change
Fixed maturities	$72,665	$83,517	$(10,852)	(13.0%)
Equities	17,198	14,887	2,311	15.5%
Other investments, including Short-term	7,643	3,343	4,300	128.6%
BOLI	1,979	2,008	(29)	(1.4%)
Investment fees and expenses	(6,618)	(5,864)	(754)	12.9%
Net investment income	$92,867	$97,891	$(5,024)	(5.1%)
Fixed Maturities
The decrease in our income from fixed maturity securities during 2017 was due to lower yields and lower average investment balances. We reduced the size of our fixed portfolio over 2017 in order to pay dividends and invest in other asset classes. On an overall basis, our average investment in fixed maturity securities was approximately 8% lower in 2017 as compared to 2016.
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
Equity in Earnings (Loss) of Unconsolidated Subsidiaries
Equity in earnings (loss) of unconsolidated subsidiaries was as follows:

	Year Ended December 31
($ in thousands)	2017	2016	Change
Investment LPs/LLCs	$28,685	$19,055	$9,630	50.5%
Tax credit partnerships	(20,652)	(24,817)	4,165	(16.8%)
Equity in earnings (loss) of unconsolidated subsidiaries	$8,033	$(5,762)	$13,795	239.4%
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

	Year Ended December 31
(In thousands)	2017	2016
GAAP net investment result:
Net investment income	$92,867	$97,891
Equity in earnings (loss) of unconsolidated subsidiaries	8,033	(5,762)
GAAP net investment result	$100,900	$92,129

Pro forma tax-equivalent investment result	$148,553	$149,248

Reconciliation of pro forma and GAAP tax-equivalent investment result:
GAAP net investment result	$100,900	$92,129
Taxable equivalent adjustments, calculated using the 35% federal statutory tax rate:
State and municipal bonds	9,103	11,698
BOLI	1,065	1,081
Dividends received	1,930	1,957
Tax credit partnerships	35,555	42,383
Pro forma tax-equivalent investment result	$148,553	$149,248

Net Realized Investment Gains (Losses)
The following table provides detailed information regarding our net realized investment gains (losses).

	Year Ended December 31
(In thousands)	2017	2016
OTTI losses, total:
State and municipal bonds	$(850)	$(100)
Corporate debt	(419)	(7,604)
Investment in unconsolidated subsidiaries	(11,931)	—
Other investments	—	(3,130)
Portion recognized in OCI:
Corporate debt	248	1,068
Net impairment losses recognized in earnings	(12,952)	(9,766)
Gross realized gains, available-for-sale fixed maturities	6,622	12,369
Gross realized (losses), available-for-sale fixed maturities	(3,092)	(7,027)
Net realized gains (losses), equity investments	10,109	6,646
Net realized gains (losses), other investments	2,963	1,115
Change in unrealized holding gains (losses), equity investments	7,837	28,013
Change in unrealized holding gains (losses), convertible securities, carried at fair value as a part of other investments	896	899
Other	5	25
Net realized investment gains (losses)	$12,388	$32,274
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

Operating Expenses
Corporate segment operating expenses for the years ended December 31, 2017 and 2016 were comprised as follows:

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
Operating subsidiaries within our Specialty P&C and Workers' Compensation Insurance segments are charged a management fee by the Corporate segment for services provided to these subsidiaries. The management fee is based on the extent to which services are provided to the subsidiary and the amount of gross premium written by the subsidiary. Under the arrangement, the expenses associated with such services are reported as expenses of the Corporate segment, and the management fees charged are reported as an offset to Corporate operating expenses. While the terms of the management arrangement were consistent between 2016 and 2017, fluctuations in the amount of gross premium written by each subsidiary can result in corresponding variations in the management fee charged to each subsidiary during a particular period.
Interest Expense
Interest expense for the years ended December 31, 2017 and 2016 was comprised as follows:

	Year Ended December 31
($ in thousands)	2017	2016	Change
Senior Notes due 2023	$13,429	$13,429	$—	—%
Revolving Credit Agreement (including fees and amortization)	2,974	1,564	1,410	90.2%
Mortgage Loans (including amortization)	65	—	65	nm
(Gain)/loss on interest rate cap	339	—	339	nm
Other	37	39	(2)	(5.1%)
Interest expense	$16,844	$15,032	$1,812	12.1%
Interest expense increased during 2017 as compared to 2016 driven primarily by an increase in our weighted average outstanding debt, which was $421 million for the year ended December 31, 2017, as compared to $351 million for the same respective period of 2016, and, to a lesser extent, an increase in the average interest rate on the outstanding borrowings under our Revolving Credit Agreement. In addition, interest expense for the year ended December 31, 2017 included the change in fair value recognized on the interest rate cap entered into during the fourth quarter of 2017. The interest rate cap is designated as an economic hedge of interest rate risk associated with our variable rate Mortgage Loans. See further discussion of our outstanding debt in Note 10 and further discussion of our interest rate cap agreement in Note 11 of the Notes to Consolidated Financial Statements.

Taxes
Tax expense allocated to our Corporate segment includes U.S. tax only, which would include U.S. tax expense incurred from our corporate membership in Lloyd's of London. The U.K. tax expense incurred by the U.K. based subsidiaries of our Lloyd's Syndicate segment is allocated to that segment. Consolidated tax expense reflects tax expense of both segments, as shown in the table below:

	Year Ended December 31
(In thousands)	2017	2016
Corporate segment income tax expense (benefit)	$21,927	$24,736
Lloyd's Syndicate segment income tax expense (benefit)	(568)	384
Consolidated income tax expense (benefit)	$21,359	$25,120
Factors affecting our consolidated effective tax rate include the following:

	Year Ended December 31
	2017	2016
Statutory rate	35.0%	35.0%
Tax-exempt income*	(6.5%)	(5.6%)
Tax credits	(18.0%)	(15.6%)
Non-U.S. operating results	0.7%	(1.0%)
Excess tax benefit on share-based compensation	(2.1%)	—%
Change in federal corporate tax rate	5.1%	—%
Change in limitation of future deductibility of certain executive compensation	2.7%	—%
Provision-to-return differences	(1.5%)	0.7%
Other	1.2%	0.8%
Effective tax rate	16.6%	14.3%
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
One additional item of note impacting our effective tax rate in 2017 was the excess tax benefit on share-based compensation that resulted from the application of revised accounting guidance, which was effective January 1, 2017 and resulted in a 2.1% reduction to our effective tax rate in 2017. Under the revised accounting guidance, the difference between the income tax deduction, which is based upon the fair market value of share-based awards and the time of vesting, and the compensation cost recognized in the financial statements, which is based upon the fair market value of the share-based awards on the date of grant, is to be recognized as income tax expense (benefit) in the current period rather than an adjustment to OCI as was required under the previous guidance. See Note 1 of the Notes to Consolidated Financial Statements included in ProAssurance's December 31, 2017 Form 10-K for further discussion on the adoption of this guidance.

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
The following tables summarize estimated changes in the fair value of our available-for-sale fixed maturity securities for specific hypothetical changes in interest rates by asset class at December 31, 2018 and December 31, 2017. There are principally two factors that determine interest rates on a given security: changes in the level of yield curves and credit spreads. As different asset classes can be affected in different ways by movements in those two factors, we have separated our portfolio by asset class in the following tables.

	Interest Rate Shift in Basis Points
	December 31, 2018
($ in millions)	(200)	(100)	Current	100	200
Fair Value:
Fixed maturities, available for sale:
U.S. Treasury obligations	$127	$124	$120	$117	$114
U.S. Government-sponsored enterprise obligations	36	36	35	34	33
State and municipal bonds	316	305	294	283	273
Corporate debt	1,300	1,261	1,224	1,187	1,153
Asset-backed securities	443	432	421	409	396
Total fixed maturities, available for sale	$2,222	$2,158	$2,094	$2,030	$1,969

Duration:
Fixed maturities, available for sale:
U.S. Treasury obligations	2.77	2.70	2.63	2.57	2.50
U.S. Government-sponsored enterprise obligations	0.66	0.98	2.65	3.77	4.18
State and municipal bonds	3.61	3.58	3.59	3.64	3.73
Corporate debt	2.98	2.97	2.93	2.89	2.83
Asset-backed securities	2.18	2.46	2.86	3.11	3.23
Total fixed maturities, available for sale	2.86	2.91	2.99	3.04	3.04

	Interest Rate Shift in Basis Points
	December 31, 2017
($ in millions)	(200)	(100)	Current	100	200
Fair Value:
Fixed maturities, available for sale:
U.S. Treasury obligations	$142	$138	$134	$130	$126
U.S. Government-sponsored enterprise obligations	22	21	21	20	19
State and municipal bonds	683	657	632	609	585
Corporate debt	1,249	1,208	1,167	1,128	1,090
Asset-backed securities	341	335	326	315	302
Total fixed maturities, available for sale	$2,437	$2,359	$2,280	$2,202	$2,122

Duration:
Fixed maturities, available for sale:
U.S. Treasury obligations	3.11	3.02	2.94	2.86	2.79
U.S. Government-sponsored enterprise obligations	1.38	1.34	3.59	4.58	4.87
State and municipal bonds	3.83	3.79	3.78	3.80	3.85
Corporate debt	3.37	3.33	3.38	3.38	3.34
Asset-backed securities	1.72	2.21	3.15	3.89	4.24
Total fixed maturities, available for sale	3.23	3.26	3.43	3.55	3.59
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
At December 31, 2018, our fixed maturities portfolio includes an immaterial amount of fixed maturities classified as trading securities. Because these trading securities are immaterial, there is not a significant amount of exposure to market interest rates or credit spreads.
Our cash and short-term investments portfolio at December 31, 2018 was carried at fair value which approximates their cost basis due to their short-term nature. Our cash and short-term investments portfolio lacks significant interest rate sensitivity due to its short duration.
Debt
Our variable interest rate Mortgage Loans are exposed to interest rate risk. However, a 1% change in LIBOR will not materially impact our annualized interest expense. Additionally, we have economically hedged the risk of a change in interest rates in excess of 1% on the Mortgage Loans through the purchase of an interest rate cap derivative instrument, which effectively caps our annual interest rate on the Mortgage Loans at a maximum of 3.675% (see Note 11 of the Notes to Consolidated Financial Statements for additional information). The fair value of the interest rate cap is not materially impacted by a 1% change in LIBOR; however, the carrying value of the interest rate cap is impacted by future expectations for LIBOR as well as estimations of volatility in the future yield curve.
Our Revolving Credit Agreement is exposed to interest rate risk as it is LIBOR based and a 1% change in LIBOR will impact annual interest expense only to the extent that there is an outstanding balance. For every $100 million drawn on our Revolving Credit Agreement, a 1% change in interest rates will change our annual interest expense by $1 million. Any outstanding balances on the Revolving Credit Agreement can be repaid on each maturity date, which has typically ranged from one to three months. As of December 31, 2018, no borrowings were outstanding under our Revolving Credit Agreement.

Credit Risk
We have exposure to credit risk primarily as a holder of fixed income securities. We control this exposure by emphasizing investment grade credit quality in the fixed income securities we purchase.
As of December 31, 2018, 94% of our fixed maturity securities were rated investment grade as determined by NRSROs, such as Fitch, Moody’s and Standard & Poor’s. We believe that this concentration in investment grade securities reduces our exposure to credit risk on our fixed income investments to an acceptable level. However, investment grade securities, in spite of their rating, can rapidly deteriorate and result in significant losses. Ratings published by the NRSROs are one of the tools used to evaluate the credit worthiness of our securities. The ratings reflect the subjective opinion of the rating agencies as to the credit worthiness of the securities; therefore, we may be subject to additional credit exposure should the ratings prove to be unreliable.
We also have exposure to credit risk related to our receivables from reinsurers. Our receivables from reinsurers (with regard to both paid and unpaid losses) approximated $355 million at December 31, 2018 and $343 million at December 31, 2017. We monitor the credit risk associated with our reinsurers using publicly available financial and rating agency data.
Equity Price Risk
At December 31, 2018, the fair value of our equity investments, excluding our equity investments in bond investment funds as discussed in the following paragraph, was $248 million. These equity securities are subject to equity price risk, which is defined as the potential for loss in fair value due to a decline in equity prices. The weighted average beta of this group of securities was 0.90. Beta measures the price sensitivity of an equity security or group of equity securities to a change in the broader equity market, in this case the S&P 500 Index. If the value of the S&P 500 Index increased by 10%, the fair value of these securities would be expected to increase by 9.0% to $270 million. Conversely, a 10% decrease in the S&P 500 Index would imply a decrease of 9.0% in the fair value of these securities to $226 million. The selected hypothetical changes of plus or minus 10% do not reflect what could be considered the best or worst case scenarios and are used for illustrative purposes only.
Our equity investments include equity investments in certain bond investment funds which are not subject to significant equity price risk, and thus we have excluded these investments from the above analysis.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The Supplementary Financial Information required by Item 302 of Regulation S-K is included in Note 19 of the Notes to Consolidated Financial Statements of ProAssurance and its subsidiaries.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Not Applicable.
ITEM 9A. CONTROLS AND PROCEDURES.
Disclosure Controls
Under the supervision and with the participation of management, including the principal executive and principal financial officers, the Company has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2018. Based on that evaluation, the principal executive and principal financial officers have concluded that these controls and procedures are effective.
Disclosure controls and procedures are defined in Exchange Act Rule 13a-15(e) and include the Company’s controls and other procedures that are designed to ensure that information, required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 based on the framework in Internal Control–Integrated Framework issued by the COSO (2013 Framework). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2018 and that there was no change in the Company's internal controls during the fiscal year then ended that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
Ernst & Young LLP, an independent registered public accounting firm, has audited the effectiveness of our internal controls over financial reporting as of December 31, 2018 as stated in their report which is included elsewhere herein.
ITEM 9B. OTHER INFORMATION
None.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of ProAssurance Corporation

Opinion on Internal Control over Financial Reporting
We have audited ProAssurance Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, ProAssurance Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2018 and 2017, the related consolidated statements of changes of capital, income and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “financial statements”) of the Company and our report dated February 21, 2019 expressed an unqualified opinion thereon.

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
February 21, 2019

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT.
The information required by this Item regarding executive officers is included in Part I of the Form 10-K in accordance with Instruction 3 of the Instructions to Paragraph (b) of Item 401 of Regulation S-K.
The information required by this Item regarding directors is incorporated by reference pursuant to General Instruction G (3) of Form 10-K from ProAssurance’s definitive proxy statement for the 2019 Annual Meeting of its Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or about April 12, 2019.
ITEM 11. EXECUTIVE COMPENSATION.
The information required by this Item is incorporated by reference pursuant to General Instruction G (3) of Form 10-K from ProAssurance’s definitive proxy statement for the 2019 Annual Meeting of its Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or about April 12, 2019.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this Item is incorporated by reference pursuant to General Instruction G (3) of Form 10-K from ProAssurance’s definitive proxy statement for the 2019 Annual Meeting of its Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or about April 12, 2019.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this Item is incorporated by reference pursuant to General Instruction G (3) of Form 10-K from ProAssurance’s definitive proxy statement for the 2019 Annual Meeting of its Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or about April 12, 2019.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this Item is incorporated by reference pursuant to General Instruction G (3) of Form 10-K from ProAssurance’s definitive proxy statement for the 2019 Annual Meeting of its Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or about April 12, 2019.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Financial Statements. The following consolidated financial statements of ProAssurance Corporation and subsidiaries are included herein in accordance with Item 8 of Part II of this report.
Report of Registered Public Accounting Firm
Consolidated Balance Sheets – December 31, 2018 and 2017
Consolidated Statements of Changes in Capital – years ended December 31, 2018, 2017 and 2016
Consolidated Statements of Income and Comprehensive Income – years ended December 31, 2018, 2017 and 2016
Consolidated Statements of Cash Flows – years ended December 31, 2018, 2017 and 2016
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

SIGNATURES
Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this the 21st day of February 2019.

PROASSURANCE CORPORATION

By:	/S/ W. STANCIL STARNES
W. Stancil Starnes
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ W. STANCIL STARNES, J.D.	Chairman of the Board, Chief Executive Officer	February 21, 2019
W. Stancil Starnes, J.D.	(Principal Executive Officer)

/S/ EDWARD L. RAND, JR.	President and Chief Operating Officer	February 21, 2019
Edward L. Rand, Jr.	(Principal Financial Officer)

/S/ DANA S. HENDRICKS	Chief Financial Officer	February 21, 2019
Dana S. Hendricks	(Principal Accounting Officer)

/S/ SAMUEL A. DI PIAZZA, JR.	Director	February 21, 2019
Samuel A. Di Piazza, Jr.

/S/ ROBERT E. FLOWERS, M.D.	Director	February 21, 2019
Robert E. Flowers, M.D.

/S/ M. JAMES GORRIE	Director	February 21, 2019
M. James Gorrie

/S/ BRUCE D. ANGIOLILLO, J.D.	Director	February 21, 2019
Bruce D. Angiolillo, J.D.

/S/ JOHN J. MCMAHON, JR.	Director	February 21, 2019
John J. McMahon, Jr.

/S/ KATISHA T. VANCE, M.D.	Director	February 21, 2019
Katisha T. Vance, M.D.

/S/ FRANK A. SPINOSA, D.P.M.	Director	February 21, 2019
Frank A. Spinosa, D.P.M.

/S/ ZIAD R. HAYDAR, M.D.	Director	February 21, 2019
Ziad R. Haydar, M.D.

/S/ THOMAS A.S. WILSON, JR., M.D.	Director	February 21, 2019
Thomas A. S. Wilson, Jr., M.D.

/S/ KEDRICK D. ADKINS, JR.	Director	February 21, 2019
Kedrick D. Adkins, Jr.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of ProAssurance Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ProAssurance Corporation and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of changes in capital, income and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 21, 2019 expressed an unqualified opinion thereon.

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

Birmingham, Alabama
February 21, 2019

ProAssurance Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share data)

	December 31, 2018	December 31, 2017
Assets
Investments
Fixed maturities, at fair value; cost or amortized cost, $2,155,270 and $2,257,188, respectively	$2,131,986	$2,280,242
Equity investments, at fair value; cost, $450,931 and $425,942, respectively	442,937	470,609
Short-term investments	308,319	432,126
Business owned life insurance	64,096	62,113
Investment in unconsolidated subsidiaries	367,757	330,591
Other investments, $31,344 and $52,301 at fair value, respectively, otherwise at cost or amortized cost	34,287	110,847
Total Investments	3,349,382	3,686,528
Cash and cash equivalents	80,471	134,495
Premiums receivable	261,466	238,085
Receivable from reinsurers on paid losses and loss adjustment expenses	11,558	7,317
Receivable from reinsurers on unpaid losses and loss adjustment expenses	343,820	335,585
Prepaid reinsurance premiums	40,631	39,916
Deferred policy acquisition costs	54,116	50,261
Deferred tax asset, net	29,108	9,930
Real estate, net	31,114	31,975
Intangible assets, net	76,776	82,952
Goodwill	210,725	210,725
Other assets	111,559	101,428
Total Assets	$4,600,726	$4,929,197
Liabilities and Shareholders' Equity
Liabilities
Policy liabilities and accruals
Reserve for losses and loss adjustment expenses	$2,119,847	$2,048,381
Unearned premiums	415,211	398,884
Reinsurance premiums payable	55,614	37,726
Total Policy Liabilities	2,590,672	2,484,991
Other liabilities	199,295	437,600
Debt less debt issuance costs	287,757	411,811
Total Liabilities	3,077,724	3,334,402
Shareholders' Equity
Common shares, par value $0.01 per share, 100,000,000 shares authorized, 62,989,421 and 62,824,523 shares issued, respectively	630	628
Additional paid-in capital	384,713	383,077
Accumulated other comprehensive income (loss), net of deferred tax expense (benefit) of ($4,355) and $5,218, respectively	(16,911)	14,911
Retained earnings	1,571,847	1,614,186
Treasury shares, at cost, 9,352,373 shares and 9,367,502 shares, respectively	(417,277)	(418,007)
Total Shareholders' Equity	1,523,002	1,594,795
Total Liabilities and Shareholders' Equity	$4,600,726	$4,929,197
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Consolidated Statements of Changes in Capital
(In thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance at January 1, 2016	$625	$365,399	$23,855	$1,988,035	$(419,560)	$1,958,354
Common shares reacquired	—	—	—	—	(2,106)	(2,106)
Common shares issued for compensation and effect of shares reissued to stock purchase plan	—	1,696	—	—	1,736	3,432
Share-based compensation	—	12,455	—	—	—	12,455
Net effect of restricted and performance shares issued	2	(3,032)	—	—	—	(3,030)
Dividends to shareholders	—	—	—	(315,028)	—	(315,028)
Other comprehensive income (loss)	—	—	(6,456)	—	—	(6,456)
Net income	—	—	—	151,081	—	151,081
Balance at December 31, 2016	627	376,518	17,399	1,824,088	(419,930)	1,798,702
Cumulative-effect adjustment- ASU 2016-09 adoption	—	425	—	(276)	—	149
Common shares issued for compensation and effect of shares reissued to stock purchase plan	—	957	—	—	1,923	2,880
Share-based compensation	—	10,615	—	—	—	10,615
Net effect of restricted and performance shares issued	1	(5,438)	—	—	—	(5,437)
Dividends to shareholders	—	—	—	(316,890)	—	(316,890)
Other comprehensive income (loss)	—	—	(2,488)	—	—	(2,488)
Net income	—	—	—	107,264	—	107,264
Balance at December 31, 2017	628	383,077	14,911	1,614,186	(418,007)	1,594,795
Cumulative-effect adjustment- ASU 2016-01 adoption*	—	—	—	8,334	—	8,334
Cumulative-effect adjustment- ASU 2018-02 adoption*	—	—	3,416	(3,416)	—	—
Common shares issued for compensation and effect of shares reissued to stock purchase plan	—	314	—	—	730	1,044
Share-based compensation	—	5,258	—	—	—	5,258
Net effect of restricted and performance shares issued	2	(3,936)	—	—	—	(3,934)
Dividends to shareholders	—	—	—	(94,314)	—	(94,314)
Other comprehensive income (loss)	—	—	(35,238)	—	—	(35,238)
Net income	—	—	—	47,057	—	47,057
Balance at December 31, 2018	$630	$384,713	$(16,911)	$1,571,847	$(417,277)	$1,523,002
* See Note 1 of the Notes to Consolidated Financial Statements for discussion of accounting guidance adopted during the year.
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Consolidated Statements of Income and Comprehensive Income
(In thousands, except per share data)

	Year Ended December 31
	2018	2017	2016
Revenues
Net premiums earned	$818,853	$738,531	$733,281
Net investment income	91,884	95,662	100,012
Equity in earnings (loss) of unconsolidated subsidiaries	8,948	8,033	(5,762)
Net realized investment gains (losses):
OTTI losses	(490)	(13,200)	(10,834)
Portion of OTTI losses recognized in other comprehensive income before taxes	—	248	1,068
Net impairment losses recognized in earnings	(490)	(12,952)	(9,766)
Other net realized investment gains (losses)	(42,998)	29,361	44,641
Total net realized investment gains (losses)	(43,488)	16,409	34,875
Other income	9,833	7,514	7,808
Total revenues	886,030	866,149	870,214
Expenses
Net losses and loss adjustment expenses	593,210	469,158	443,229
Underwriting, policy acquisition and operating expenses
Operating expense	134,055	140,002	139,232
DPAC Amortization	104,501	95,751	88,378
Segregated portfolio cells dividend expense (income)	9,122	15,771	8,142
Interest expense	16,117	16,844	15,032
Total expenses	857,005	737,526	694,013
Income before income taxes	29,025	128,623	176,201
Provision for income taxes
Current expense (benefit)	(6,208)	19,666	16,586
Deferred expense (benefit)	(11,824)	1,693	8,534
Total income tax expense (benefit)	(18,032)	21,359	25,120
Net income	47,057	107,264	151,081
Other comprehensive income (loss), after tax, net of reclassification adjustments	(35,238)	(2,488)	(6,456)
Comprehensive income (loss)	$11,819	$104,776	$144,625
Earnings per share
Basic	$0.88	$2.01	$2.84
Diluted	$0.88	$2.00	$2.83
Weighted average number of common shares outstanding:
Basic	53,598	53,393	53,216
Diluted	53,749	53,611	53,448
Cash dividends declared per common share	$1.74	$5.93	$5.93
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31
	2018	2017	2016
Operating Activities
Net income	$47,057	$107,264	$151,081
Adjustments to reconcile income to net cash provided by operating activities:
Depreciation and amortization, net of accretion	21,255	28,796	32,789
(Increase) decrease in cash surrender value of BOLI	(1,983)	(1,979)	(2,008)
Net realized investment (gains) losses	43,488	(16,409)	(34,875)
Share-based compensation	5,321	10,615	12,455
Deferred income tax expense (benefit)	(11,824)	1,693	8,534
Policy acquisition costs, net of amortization (net deferral)	(3,855)	(3,452)	(2,421)
Equity in (earnings) loss of unconsolidated subsidiaries	(8,948)	(8,033)	5,762
Distributed earnings from unconsolidated subsidiaries	31,219	24,392	9,863
Other	1,168	108	1,772
Other changes in assets and liabilities:
Premiums receivable	(23,381)	(14,605)	(6,446)
Reinsurance related assets and liabilities	4,697	(56,449)	(26,108)
Other assets	(4,206)	(792)	15,665
Reserve for losses and loss adjustment expenses	71,466	54,953	(11,898)
Unearned premiums	16,327	26,321	10,497
Other liabilities	(10,536)	20,965	14,321
Net cash provided (used) by operating activities	177,265	173,388	178,983
Investing Activities
Purchases of:
Fixed maturities, available for sale	(780,698)	(614,440)	(636,377)
Fixed maturities, trading	(38,544)	—	—
Equity investments	(203,157)	(207,857)	(112,912)
Other investments	(32,153)	(50,362)	(18,613)
Funding of qualified affordable housing project tax credit partnerships	—	(507)	(1,019)
Investment in unconsolidated subsidiaries	(78,141)	(42,183)	(50,890)
Proceeds from sales or maturities of:
Fixed maturities, available for sale	914,021	932,070	752,516
Equity investments	210,481	146,356	85,226
Other investments	29,815	25,372	13,797
Return of invested capital from unconsolidated subsidiaries	84,534	32,539	7,084
Net sales or maturities (purchases) of short-term investments	123,886	4,167	(322,872)
Unsettled security transactions, net change	(4,022)	(2,031)	1,388
Purchases of capital assets	(9,636)	(10,485)	(10,922)
Repayments (advances) under Syndicate Credit Agreement	(184)	(10,339)	(1,395)
Other	(1,305)	(2,025)	6,187
Net cash provided (used) by investing activities	214,897	200,275	(288,802)
Continued on following page.

	Year Ended December 31
	2018	2017	2016
Continued from the previous page.
Financing Activities
Borrowings (repayments) under Revolving Credit Agreement	(123,000)	(77,000)	100,000
Proceeds (repayments) of Mortgage Loans	(1,396)	40,460	—
Repurchase of common stock	—	—	(2,106)
Dividends to shareholders	(316,476)	(315,228)	(118,812)
Capital contribution received from (return of capital to) external segregated portfolio cell participants	(1,005)	2,936	9,952
Other	(4,309)	(7,683)	(2,968)
Net cash provided (used) by financing activities	(446,186)	(356,515)	(13,934)
Increase (decrease) in cash and cash equivalents	(54,024)	17,148	(123,753)
Cash and cash equivalents at beginning of period	134,495	117,347	241,100
Cash and cash equivalents at end of period	$80,471	$134,495	$117,347

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for income taxes, net of refunds	$5,726	$17,193	$(8,683)
Cash paid during the year for interest	$16,165	$15,892	$14,732

Significant Non-Cash Transactions
Dividends declared and not yet paid	$43,446	$267,292	$265,659
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018

1. Accounting Policies
Organization and Nature of Business
ProAssurance Corporation (ProAssurance, PRA or the Company), a Delaware corporation, is an insurance holding company primarily for wholly owned specialty property and casualty insurance entities including an entity that is the majority capital provider to Syndicate 1729 and the sole (100%) capital provider of a SPA, Syndicate 6131 at Lloyd's. Risks insured are primarily liability risks located within the U.S.
Beginning in the third quarter of 2018, ProAssurance operates in five reportable segments as follows: Specialty P&C, Workers' Compensation Insurance, Segregated Portfolio Cell Reinsurance, Lloyd's Syndicates and Corporate. For more information on the Company's segment reporting, including the nature of products and services provided and financial information by segment, refer to Note 16.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of ProAssurance Corporation and its wholly owned subsidiaries. Investments in entities where ProAssurance holds a greater than minor interest but does not hold a controlling interest are accounted for using the equity method. All significant intercompany accounts and transactions are eliminated in consolidation. ProAssurance subsidiaries located in the U.K. are normally reported on a quarter delay due to timing issues regarding the availability of information, except when information is available that is material to the current period. Furthermore, investment results associated with ProAssurance's FAL investments and certain U.S. paid administrative expenses are reported concurrently as that information is available on an earlier time frame.
Basis of Presentation
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and disclosures related to these amounts at the date of the financial statements. Actual results could differ from those estimates.
Reclassifications
As a result of the third quarter of 2018 segment reorganization, prior year segment information in Note 16 has been recast to conform to the Company's current segment reporting (see Note 16 for further information).
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
Credit Losses
ProAssurance's premium and agency receivables are exposed to credit losses, but to-date have not experienced any significant amount of credit losses. Recorded allowances for credit losses were less than $1.5 million at both December 31, 2018 and 2017. Neither estimated credit losses nor actual credit write-offs, net of recoveries, exceeded $0.5 million during the years ended December 31, 2018 and 2017.
Earned But Unbilled Premiums
Workers’ compensation premiums are determined based upon the payroll of the insured, the applicable premium rates and an experience-based modification factor, where applicable. An audit of the policyholders’ records is conducted after policy expiration to make a final determination of applicable premiums. Audit premium due from or due to a policyholder as a result of an audit is reflected in net premiums written and earned when billed. ProAssurance tracks, by policy, the amount of

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018

additional premium billed in final audit invoices as a percentage of payroll exposure and uses this information to estimate the probable additional amount of EBUB premium as of the balance sheet date. Changes to the EBUB estimate are included in net premiums written and earned in the period recognized. As of December 31, 2018 and 2017, ProAssurance carried EBUB of $4.3 million as a part of premiums receivable.
Losses and Loss Adjustment Expenses
ProAssurance establishes its reserve for losses and LAE ("reserve for losses" or "reserve") based on estimates of the future amounts necessary to pay claims and expenses associated with the investigation and settlement of claims. The reserve for losses is determined on the basis of individual claims and payments thereon as well as actuarially determined estimates of future losses based on past loss experience, available industry data and projections as to future claims frequency, severity, inflationary trends, judicial trends, legislative changes and settlement patterns.
 Management establishes the reserve for losses after taking into consideration a variety of factors including premium rates, claims frequency and severity, historical paid and incurred loss development trends, the expected effect of inflation, general economic trends, the legal and political environment and the conclusions reached by internal and consulting actuaries. Management updates and reviews the data underlying the estimation of the reserve for losses each reporting period and makes adjustments to loss estimation assumptions that best reflect emerging data. Both internal and consulting actuaries perform an in-depth review of the reserve for losses on at least a semi-annual basis using the loss and exposure data of ProAssurance's subsidiaries. Consulting actuaries provide reports to management regarding the adequacy of reserves.
Estimating casualty insurance reserves, and particularly long-tailed insurance reserves, is a complex process. Long-tailed insurance is characterized by the extended period of time between collecting the premium for insuring a risk and the ultimate payment of losses. For a high proportion of the risks insured or reinsured by ProAssurance, the period of time required to resolve a claim is often five years or more, and claims may be subject to litigation. Estimating losses for these long-tailed claims requires ProAssurance to make and revise judgments and assessments regarding multiple uncertainties over an extended period of time. As a result, reserve estimates may vary significantly from the eventual outcome. Reserve estimates and the assumptions on which these estimates are predicated are regularly reviewed and updated as new information becomes available. Any adjustments necessary are reflected in then current operations. Due to the size of ProAssurance’s reserve for losses, even a small percentage adjustment to these estimates could have a material effect on earnings in the period in which the adjustment is made, as was the case in 2018, 2017 and 2016.
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
Receivable from reinsurers on paid losses and LAE is the estimated amount of losses already paid that will be recoverable from reinsurers. Receivable from reinsurers on unpaid losses and LAE is the estimated amount of future loss payments that will be recoverable from reinsurers. Reinsurance recoveries are the portion of losses incurred during the period that are estimated to be allocable to reinsurers. Premiums ceded are the estimated premiums that will be due to reinsurers with respect to premiums earned and losses incurred during the period.
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
December 31, 2018

Retroactive Insurance Contracts
In certain instances, ProAssurance’s insurance contracts cover losses both on a prospective basis and retroactive basis and, accordingly, ProAssurance bifurcates the prospective and retroactive provisions of these contracts and accounts for each component separately, where practicable.
Under the retroactive provisions of a contract, all premiums received and losses assumed are recognized immediately in earnings at the inception of the contract as all of the underlying loss events occurred in the past. If the estimated losses assumed differ from the premium received related to the retroactive provision of a contract, the resulting difference is deferred and recognized over the estimated claim payment period with the periodic amortization reflected in earnings as a component of net losses and LAE. Deferred gains are included as a component of the reserve for losses and LAE and deferred losses are included as a component of other assets on the Consolidated Balance Sheet. Subsequent changes to the estimated timing or amount of future loss payments in relation to the losses assumed under retroactive provisions also produce changes in deferred balances. Changes in such estimates are applied retrospectively and the resulting changes in deferred balances, together with periodic amortization, are included in earnings in the period of change.
Lloyd’s Premium Estimates
For certain insurance policies and reinsurance contracts written in the Lloyd’s Syndicates segment, premiums are initially recognized based upon estimates of ultimate premium. Estimated ultimate premium consists primarily of premium written under delegated underwriting authority arrangements, which consist primarily of binding authorities, and certain assumed reinsurance agreements. These estimates of ultimate premium are judgmental and are dependent upon certain assumptions, including historical premium trends for similar agreements. As reports are received from programs, ultimate premium estimates are revised, if necessary, with changes reflected in current operations.
Investments
Recurring Fair Value Measurements
Fair values of investment securities are primarily provided by independent pricing services. The pricing services provide an exchange-traded price, if available, or provide an estimated price determined using multiple observable inputs, including exchange-traded prices for similar assets. Management reviews valuations of securities obtained from the pricing services for accuracy based upon the specifics of the security, including class, maturity, credit rating, durations, collateral and comparable markets for similar securities. Multiple observable inputs are not available for certain of the Company's investments, including corporate debt not actively traded, other asset-backed securities and investments in LPs/LLCs. Management values the corporate debt not actively traded and the other asset-backed securities either using dealer quotes for similar securities or discounted cash flow models using yields currently available for similar securities. Management values certain investment funds, primarily LPs/LLCs, based on the NAV of the interest held, as provided by the fund.
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
Fixed Maturities
Fixed maturities are considered as either available-for-sale or trading securities.
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
Trading securities are carried at fair value, determined as described above, with the holding gains and losses included as a component of net realized investment gains (losses) during the period of change.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018

Equity Investments
Equity investments are carried at fair value, as described above, with the holding gains and losses included as a component of net realized investment gains (losses) during the period of change. Equity investments are primarily comprised of stocks, bond funds and investment funds.
Short-term Investments
Short-term investments, which have a maturity at purchase of one year or less, are primarily comprised of investments in U.S. Treasury obligations, commercial paper and money market funds. All balances are carried at fair value which approximates the cost of the securities due to their short-term nature.
Other Investments
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
Investments in certain funds measure fund assets at fair value on a recurring basis and provide ProAssurance with a NAV for its interest. As a practical expedient, ProAssurance considers the NAV provided to approximate the fair value of its interest. Changes in fair value are included as a component of net realized investment gains (losses) during the period of change.
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
Other-than-temporary Impairments
ProAssurance evaluates its available-for-sale investment securities, which at December 31, 2018 and 2017 consisted entirely of fixed maturity securities, on at least a quarterly basis for the purpose of determining whether declines in fair value below recorded cost basis represent OTTI. The Company considers an OTTI to have occurred:

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
December 31, 2018

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

•
for asset-backed securities, the origination date of the underlying loans, the remaining average life, the probability that credit performance of the underlying loans will deteriorate in the future, and the Company's assessment of the quality of the collateral underlying the loan;

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
Investments in tax credit partnerships are evaluated for OTTI by considering both qualitative and quantitative factors. These factors include, but are not limited to:

•	ProAssurance's ability and intent to hold the investment until the recovery of its carrying value; and

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

Investments which are accounted for under the equity method are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of the investment may not be recoverable. These circumstances include, but are not limited to, evidence of the inability to recover the carrying value of the investment, the inability of the investee to sustain an earnings capacity that would justify the carrying value of the investment or a current fair value of the investment that is less than the carrying value.
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

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018

Derivatives
ProAssurance records derivative instruments at fair value in the Consolidated Balance Sheets. ProAssurance accounts for the changes in fair value of derivatives depending on whether the derivative is designated as a hedging instrument and if so, the type of hedging relationship. For derivative instruments not designated as hedging instruments, ProAssurance recognizes the change in fair value of the derivative in earnings during the period of change. As of December 31, 2018, ProAssurance has not designated any derivative instruments as hedging instruments and does not use derivative instruments for trading purposes.
Foreign Currency
The functional currency of all ProAssurance foreign subsidiaries is the U.S. dollar. In recording foreign currency transactions, revenue and expense items are converted to U.S. dollars at the exchange rate prevailing at the transaction date. Monetary assets and liabilities originating in currencies other than the U.S. dollar are remeasured to U.S. dollars at the rates of exchange in effect as of the balance sheet date. The resulting foreign currency gains or losses are recognized in the Consolidated Statements of Income and Comprehensive Income as a component of other income. Monetary assets and liabilities include investments, cash and cash equivalents, accrued expenses and other liabilities. In addition, monetary assets and liabilities include certain premiums receivable and reserve for losses and LAE as a result of reinsurance transactions conducted with foreign cedants denominated in their local functional currencies.
Cash and Cash Equivalents
For purposes of the Consolidated Balance Sheets and Consolidated Statements of Cash Flows, ProAssurance considers all demand deposits and overnight investments to be cash equivalents.
Deferred Policy Acquisition Costs; Ceding Commission Income
Costs that vary with and are directly related to the successful production of new and renewal premiums (primarily premium taxes, commissions and underwriting salaries) are deferred to the extent they are recoverable against unearned premiums and are amortized as related premiums are earned. Unearned ceding commission income is reported as an offset to DPAC and ceding commission earned is reported as an offset to DPAC amortization.
Income Taxes/Deferred Taxes
ProAssurance files a consolidated federal income tax return. Tax-related interest and penalties are recognized as components of tax expense.
ProAssurance evaluates tax positions taken on tax returns and recognizes positions in the financial statements when it is more likely than not that the position will be sustained upon resolution with a taxing authority. If recognized, the benefit is measured as the largest amount of benefit that has a greater than fifty percent probability of being realized. Uncertain tax positions are reviewed each period by considering changes in facts and circumstances, such as changes in tax law, interactions with taxing authorities and developments in case law, and adjustments would be made if considered necessary. Adjustments to unrecognized tax benefits may affect income tax expense and the settlement of uncertain tax positions may require the use of cash. Other than differences related to timing, no significant adjustments were considered necessary during the years ended December 31, 2018 or 2017.
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
A valuation allowance has been established against the full value of the deferred tax asset related to the NOL carryforwards for the U.K. operations as management concluded that it was more likely than not that the deferred tax asset will not be realized. In 2018, ProAssurance also established a valuation allowance against the deferred tax assets of certain SPCs at its newly formed wholly owned Cayman Islands reinsurance subsidiary, Inova Re. As of December 31, 2018, these newly

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018

formed SPCs are in a cumulative pre-tax loss position, and management concluded that a valuation allowance was required based upon the weight of this negative evidence. See further discussion in Note 6.
Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. On December 22, 2017, the TCJA was signed into law and contains several key provisions that impact ProAssurance, including the reduction of the corporate tax rate to 21% effective January 1, 2018, the reduction in the amount of executive compensation that could qualify as a tax deduction, a minimum tax on payments made to related foreign entities, a change in how property and casualty taxpayers discount loss reserves, a minimum tax on payments made to related foreign entities and a new tax on certain income of controlled foreign corporations. See Note 6 for further discussion of the TCJA.
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
Real estate accumulated depreciation was approximately $25.2 million and $24.0 million at December 31, 2018 and 2017, respectively. Real estate depreciation expense was $1.2 million, $1.1 million and $1.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Intangible Assets
Intangible assets with definite lives are amortized over the estimated useful life of the asset. Amortizable intangible assets primarily consist of policyholder relationships, renewal rights and trade names. Intangible assets with an indefinite life, primarily state licenses, are not amortized. All intangible assets are evaluated for impairment on an annual basis or upon the occurrence of certain triggering events or substantive changes in circumstances that indicate the fair value of the asset may be impaired. The third quarter 2018 segment reorganization had no impact on how ProAssurance's evaluates intangible assets for impairment. The following table provides additional information regarding ProAssurance's intangible assets.

	Gross Carrying Value		Accumulated Amortization		Amortization Expense
	December 31		December 31		Year Ended December 31
(In millions)	2018	2017	2018	2017	2018	2017	2016
Intangible Assets
Non-amortizable	$25.8	$25.8
Amortizable	97.5	97.5	$46.5	$40.3	$6.2	$5.8	$8.1
Total Intangible Assets	$123.3	$123.3
Aggregate amortization expense for intangible assets is estimated to be $6.1 million for each of the years ended December 31, 2019 and 2020 and $6.0 million for each of the years ended December 31, 2021, 2022 and 2023.
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
Management evaluates goodwill for impairment annually on October 1, upon the occurrence of certain triggering events or substantive changes in circumstances that indicate the fair value of goodwill may be impaired, and immediately before and after a reorganization that affects the composition of one or more of the Company's reporting units. Impairment of goodwill is tested at the reporting unit level, which is consistent with the reportable segments identified in Note 16. Of the five reporting units, three have goodwill: Specialty P&C, Workers' Compensation Insurance and Segregated Portfolio Cell Reinsurance.
Annual Goodwill Impairment Test
When testing goodwill for impairment, management has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the estimated fair value of a

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018

reporting unit is less than its carrying amount. If management elects to perform a qualitative assessment and determines that an impairment is more likely than not, management is then required to perform the two-step quantitative impairment test, otherwise no further analysis is required. Management also may elect not to perform the qualitative assessment and, instead, proceed directly to the two-step quantitative impairment test. As of the most recent annual evaluation date on October 1, 2018, management elected to perform a quantitative goodwill impairment assessment for Specialty P&C, Workers' Compensation Insurance and Segregated Portfolio Cell Reinsurance reporting units.
In the first step of the two-step quantitative impairment test, the fair value of a reporting unit is determined using income and market approaches and is compared to its carrying value, as described above. The estimate of fair value derived from the income approach is based on the present value of expected future cash flows, including terminal value, utilizing a market based weighted average cost of capital determined separately for each reporting unit. The estimate of fair value derived from the market approach is based on earnings multiple data derived from market information. The determination of fair value involves the use of significant estimates and assumptions, including revenue growth rates, operating margins, capital expenditures, working capital requirements, tax rates, terminal growth rates, discount rates, comparable public companies and synergistic benefits available to market participants. In addition, management makes certain judgments and assumptions in allocating shared assets and liabilities to individual reporting units to determine the carrying amount of each reporting unit. To corroborate the reporting units’ valuation, management performs a reconciliation of the estimate of the aggregate fair value of the reporting units to ProAssurance's market capitalization, including consideration of a control premium. Because not all of ProAssurance's reporting units have goodwill, management makes certain assumptions regarding the fair value of the Company's other reporting units in reconciling to ProAssurance's market capitalization.
If the carrying value of a reporting unit exceeds its fair value, the second step of the impairment test is performed for purposes of measuring the impairment of goodwill, if any. In the second step, the fair value of the reporting unit is allocated to all of the assets and liabilities of the reporting unit to determine an implied fair value of goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of goodwill, an impairment loss will be recognized in an amount equal to that excess.
As a result of the quantitative assessments performed on October 1, 2018, management concluded that the fair value of each of the Company's three reporting units that have goodwill were greater than their carrying value as of the testing date; therefore, goodwill was not impaired and no further impairment testing was required. No goodwill impairment was recorded in 2018, 2017 or 2016.
Goodwill Impairment Test - Result of Segment Reorganization
As discussed in Note 16, ProAssurance reorganized its segment reporting in the third quarter of 2018 to align with how the Company's CODM currently oversees the business, allocates resources and evaluates operating performance. As a result of the segment reorganization, ProAssurance added an operating and reportable segment: Segregated Portfolio Cell Reinsurance. The Segregated Portfolio Cell Reinsurance segment also became a reporting unit for purposes of testing goodwill for impairment. Management allocated goodwill to the Company's revised reporting units using a relative fair value approach which resulted in a nominal amount of goodwill reallocated from the Workers' Compensation Insurance reporting unit to the Segregated Portfolio Cell Reinsurance reporting unit. Management performed a quantitative goodwill impairment assessment for the Workers' Compensation Insurance reporting unit immediately prior to the reallocation and a quantitative goodwill impairment assessment for the Workers' Compensation Insurance and Segregated Portfolio Cell Reinsurance reporting units immediately after the reallocation and determined that no impairment existed.
Management estimated the fair value of the Workers' Compensation Insurance and Segregated Portfolio Cell Reinsurance reporting units using both an income approach and market approach using the same valuation methodologies and process for developing assumptions that management uses in the annual impairment assessment, as discussed above. To corroborate the reporting units’ valuation, management performed a reconciliation of the estimate of the aggregate fair value of the reporting units to ProAssurance's market capitalization, including consideration of a control premium. Because management was not required to estimate the fair value of all of the Company's reporting units as part of this interim goodwill impairment assessment, management made certain assumptions regarding the fair value of the Company's other reporting units in reconciling to ProAssurance's market capitalization.
The Specialty P&C reporting unit's net operating results were not impacted by the segment reorganization and there was no change to the amount of goodwill allocated to that reporting unit. Consequently, a quantitative goodwill impairment assessment was not required for this reporting unit due to the segment reorganization.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018

Other Liabilities
Other liabilities at December 31, 2018 and 2017 consisted of the following:

(In thousands)	2018	2017
SPC dividends payable	$53,604	$46,925
Unpaid dividends	43,446	267,292
All other	102,245	123,383
Total other liabilities	$199,295	$437,600
SPC dividends payable are the cumulative undistributed earnings contractually payable to the external participants of SPCs operated by ProAssurance's Cayman Islands subsidiaries, Eastern Re and Inova Re.
Unpaid dividends represent common stock dividends declared by ProAssurance's Board that had not yet been paid. Unpaid dividends at both December 31, 2018 and 2017 included a special dividend declared in the fourth quarter period that was paid in January of the following year.
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
Subsequent Events
ProAssurance evaluates events that occurred subsequent to December 31, 2018, for recognition or disclosure in its Consolidated Financial Statements.
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
Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15)
Effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, the FASB issued guidance related to the classification of certain cash receipts and cash payments presented in the statement of cash flows with the objective of reducing diversity in practice. ProAssurance adopted the guidance as of January 1, 2018 and elected to use the cumulative earnings approach for presenting distributions from equity method investees. Adoption of the guidance had no

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018

material effect on ProAssurance’s results of operations or financial position; however, ProAssurance reclassified approximately $24.4 million and $9.9 million in distributions from unconsolidated subsidiaries from investing activities to operating activities in the Consolidated Statement of Cash Flows for the years ended December 31, 2017 and 2016, respectively.
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
Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01)
Effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, the FASB issued guidance that requires equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. The new guidance also specifies that an entity use the exit price notion when measuring the fair value of financial instruments for disclosure purposes and present financial assets and liabilities by measurement category and form of financial asset. Other provisions of the new guidance include: revised disclosure requirements related to the presentation in comprehensive income of changes in the fair value of liabilities; elimination, for public companies, of disclosure requirements relative to the methods and significant assumptions underlying fair values disclosed for financial instruments measured at amortized cost; and simplified impairment assessments for equity investments without readily determinable fair values. ProAssurance adopted the guidance as of January 1, 2018 using a modified retrospective application and recorded a cumulative-effect after-tax adjustment of approximately $8.3 million to beginning retained earnings in the Consolidated Statement of Changes in Capital for the year ended December 31, 2018. LPs/LLCs previously reported using the cost method are now reported at fair value with increases in fair value of approximately $12.8 million recognized as a component of equity in earnings (loss) of unconsolidated subsidiaries on the Consolidated Statements of Income and Comprehensive Income for the year ended December 31, 2018. ProAssurance received dividends of approximately $22.0 million from these investments during 2018 that was recorded as a reduction in the carrying value of the investments instead of as a component of net investment income on the Consolidated Statements of Income and Comprehensive Income for the year ended December 31, 2018.
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
Reclassification of Certain Tax Effects from AOCI (ASU 2018-02)
Effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, with early adoption permitted, the FASB issued guidance which permits a reclassification from AOCI to retained earnings for stranded tax effects resulting from the newly enacted federal corporate tax rate from the TCJA. The amount of the reclassification from AOCI to retained earnings will be the difference between the historical corporate tax rate and the newly enacted 21% corporate tax rate on deferred tax items originally established through OCI and not net income. The guidance allows entities to adopt in any interim or annual period for which financial statements have not yet been issued and apply the guidance either (1) in the period of adoption or (2) retrospectively to each period in which the effect of the change in the tax rate is recognized. ProAssurance adopted this guidance as of January 1, 2018 and elected to apply this guidance in the period of adoption using the specific identification method. Using a modified retrospective application, ProAssurance recorded a cumulative-effect adjustment which increased beginning AOCI by approximately $3.4 million and decreased beginning retained earnings by the same amount in the Consolidated Statement of Changes in Capital for the year ended December 31, 2018. Adoption of this guidance had no material effect on ProAssurance's financial position, results of operations or cash flows.
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

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018

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
Accounting Changes Not Yet Adopted
Leases (ASU 2016-02)
Effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, the FASB issued guidance that requires a lessee to recognize for all leases (with the exception of short-term leases) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis, and a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. ProAssurance plans to adopt the guidance beginning January 1, 2019 using a prospective application and plans to elect the transition option provided that allows companies to continue to apply legacy GAAP in comparative periods. Also, ProAssurance plans to elect the package of practical expedients permitted under the guidance, which allows the Company to carryforward its historical lease classification, its assessment on whether a contract is or contains a lease and its initial direct costs for any leases that exist prior to adoption of the new standard. Furthermore, ProAssurance plans to elect to combine lease and non-lease components and to keep leases with an initial term of 12 months or less off the Consolidated Balance Sheet and recognize the associated lease payments in the Consolidated Statements of Income and Comprehensive Income on a straight-line basis over the lease term. ProAssurance estimates approximately $19 million that would be recognized upon adoption as total right-of-use assets and total lease liabilities on the Consolidated Balance Sheet as of January 1, 2019 which relate to ProAssurance's real estate operating leases; the Company does not consider these leases to be material to its financial position. Adoption of this guidance will have no material impact on ProAssurance's results of operation or cash flows.
ProAssurance's Revolving Credit Agreement contains a financial covenant regarding permitted leverage ratios based upon Consolidated Funded Indebtedness to Consolidated Total Capitalization; however, adoption of this guidance would have no material impact on this covenant. ProAssurance’s Mortgage Loans also contain a financial covenant regarding permitted leverage ratios, principally based upon SAP Consolidated Net Worth; however, as the NAIC is not anticipated to adopt the principles found in ASU 2016-02, adoption of the guidance would have no impact on this covenant.
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
Derivatives and Hedging (ASU 2017-12)
Effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, the FASB issued guidance to improve financial reporting of hedging relationships to better portray the entity's risk management activities in the consolidated financial statements. The new guidance eliminates the requirement to separately measure and report hedge ineffectiveness and requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. ProAssurance plans to adopt the guidance beginning January 1, 2019. ProAssurance's derivative instrument at December 31, 2018 is not designated as a hedging instrument; therefore, adoption is not expected to have a material effect on ProAssurance's results of operations, financial position or cash flows.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018

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
Derivatives and Hedging - Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap as a Benchmark Interest Rate for Hedge Accounting Purposes (ASU 2018-16)
Effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, the FASB issued new guidance that permits the use of the Overnight Index Swap Rate based on the Secured Financing Rate as a U.S. benchmark interest rate for hedge accounting purposes. ProAssurance plans to adopt the guidance beginning January 1, 2019. ProAssurance's derivative instrument at December 31, 2018 is not designated as a hedging instrument; therefore, adoption is not expected to have a material effect on ProAssurance's results of operations, financial position or cash flows.
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
Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13)
Effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, the FASB issued guidance that eliminates, modifies and adds certain disclosure requirements related to fair value measurements. The new guidance eliminates the requirements to disclose the transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for the timing of transfers between levels of the fair value hierarchy and the valuation process for Level 3 fair value measurements while it modifies existing disclosure requirements related to measurement uncertainty and the requirement to disclose the timing of liquidation of an investee's assets for investments in certain entities that calculate NAV. The new guidance also adds requirements to disclose changes in unrealized gains and losses included in OCI for recurring Level 3 fair value measurements as well as the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. An entity is permitted to early adopt any eliminated or modified disclosure requirements and delay adoption of the additional disclosure requirements until the guidance is effective. As of December 31, 2018, ProAssurance has elected to early adopt the provisions that eliminate and modify certain disclosure requirements within Note 2 on a retrospective basis and adoption of these certain provisions had no material effect on ProAssurance’s results of operations, financial position or cash flows as it affected disclosures only. ProAssurance plans to adopt the additional disclosure requirements beginning January 1, 2020 and adoption is not expected to have a material effect on ProAssurance’s results of operations, financial position or cash flows.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018

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
Targeted Improvements to Related Party Guidance for VIEs (ASU 2018-17)
Effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, the FASB amended guidance which improves the consistency of the application of the VIE guidance for common control arrangements. The amended guidance requires an entity to consider indirect interests held through related parties under common control on a proportional basis rather than as the equivalent of a direct interest in its entirety when determining whether a decision-making fee is a variable interest. ProAssurance plans to adopt the guidance beginning January 1, 2020. As of December 31, 2018 ProAssurance does not have any material indirect interests held through related parties under common control; therefore, adoption is not expected to have a material effect on ProAssurance’s results of operations, financial position or cash flows.
Collaborative Arrangements (ASU 2018-18)
Effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, the FASB issued new guidance which clarifies how to assess whether certain transactions between participants in a collaborative arrangement should be accounted for under the revenue from contracts with customers accounting standard when the counterpart is a customer. In addition, the guidance precludes an entity from presenting consideration from a transaction in a collaborative arrangement as revenue from contracts with customers if the counterparty is not a customer for that transaction. ProAssurance plans to adopt the guidance beginning January 1, 2020 and adoption is not expected to have a material effect on ProAssurance’s results of operations, financial position or cash flows.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018

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

Fair values of assets measured at fair value on a recurring basis as of December 31, 2018 and December 31, 2017 are shown in the following tables. Where applicable, the tables also indicate the fair value hierarchy of the valuation techniques utilized to determine those fair values. For some assets, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. When this is the case, the asset is categorized based on the level of the most significant input to the fair value measurement. Assessments of the significance of a particular input to the fair value measurement require judgment and consideration of factors specific to the assets being valued.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018

	December 31, 2018
	Fair Value Measurements Using			Total
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Fixed maturities, available for sale
U.S. Treasury obligations	$—	$120,201	$—	$120,201
U.S. Government-sponsored enterprise obligations	—	35,354	—	35,354
State and municipal bonds	—	293,772	—	293,772
Corporate debt, multiple observable inputs	2,319	1,216,834	—	1,219,153
Corporate debt, limited observable inputs	—	—	4,322	4,322
Residential mortgage-backed securities	—	181,238	—	181,238
Agency commercial mortgage-backed securities	—	13,108	—	13,108
Other commercial mortgage-backed securities	—	30,993	—	30,993
Other asset-backed securities	—	191,807	3,850	195,657
Fixed maturities, trading	—	38,188	—	38,188
Equity investments
Financial	62,344	—	—	62,344
Utilities/Energy	46,533	—	—	46,533
Consumer oriented	47,462	—	—	47,462
Industrial	41,487	—	—	41,487
Bond funds	174,753	—	—	174,753
All other	50,066	—	—	50,066
Short-term investments	265,910	42,409	—	308,319
Other investments	—	31,341	3	31,344
Other assets	—	1,884	—	1,884
Total assets categorized within the fair value hierarchy	$690,874	$2,197,129	$8,175	2,896,178
Assets carried at NAV, which approximates fair value and which are not categorized within the fair value hierarchy, reported as a part of:
Equity investments				20,292
Investment in unconsolidated subsidiaries				268,436
Total assets at fair value				$3,184,906

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018

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
The fair values for securities included in the Level 2 category, with the few exceptions described below, were developed by one of several third party, nationally recognized pricing services, including services that price only certain types of securities. Each service uses complex methodologies to determine values for securities and subject the values they develop to quality control reviews. Management selected a primary source for each type of security in the portfolio and reviewed the values provided for reasonableness by comparing data to alternate pricing services and to available market and trade data. Values that appeared inconsistent were further reviewed for appropriateness. Any value that did not appear reasonable was discussed with the service that provided the value and adjusted, if necessary. There were no material changes to the values supplied by the pricing services during the years ended December 31, 2018 and 2017.
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
December 31, 2018

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
Fixed maturities, trading, are held by the Lloyd's Syndicates segment and include U.S. Treasury obligations, U.S. Government-sponsored enterprise obligations, corporate debt with multiple observable inputs and other asset-backed securities. These securities were valued using the respective valuation methodologies discussed above for each security type.
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
Other assets consisted of an interest rate cap derivative instrument, which is discussed in Note 11, valued using a model which considers the volatilities from other instruments with similar maturities, strike prices, durations and forward yield curves.
Level 3 Valuations
Below is a summary description of the valuation methodologies used as well as quantitative information regarding securities in the Level 3 category, by security type:
Level 3 Valuation Methodologies
Corporate debt, limited observable inputs consisted of corporate bonds valued using dealer quotes for similar securities or discounted cash flow models using yields currently available for similar securities. Similar securities are defined as securities of comparable credit quality that have like terms and payment features. Assessments of credit quality were based on NRSRO ratings, if available, or were subjectively determined by management if not available. At December 31, 2018, 54% of the securities were rated and the average rating was BBB+. At December 31, 2017, 84% of the securities were rated and the average rating was BBB+.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018

Residential mortgage-backed and other asset-backed securities consisted of securitizations of receivables valued using dealer quotes for similar securities or discounted cash flow models using yields currently available for similar securities. Similar securities are defined as securities of comparable credit quality that have like terms and payment features. Assessments of credit quality were based on NRSRO ratings, if available, or were subjectively determined by management if not available. At December 31, 2018, 25% of the securities were rated and the average rating was AAA. At December 31, 2017, 21% of the securities were rated and the average rating was AAA.
Other investments consisted of convertible securities for which limited observable inputs were available at December 31, 2018 and December 31, 2017. The securities were valued internally based on expected cash flows, including the expected final recovery, discounted at a yield that considered the lack of liquidity and the financial status of the issuer.
Quantitative Information Regarding Level 3 Valuations

	Fair Value at
($ in thousands)	December 31, 2018	December 31, 2017	Valuation Technique	Unobservable Input	Range (Weighted Average)
Assets:
Corporate debt, limited observable inputs	$4,322	$13,703	Market Comparable Securities	Comparability Adjustment	0% - 5% (2.5%)
			Discounted Cash Flows	Comparability Adjustment	0% - 5% (2.5%)
Residential mortgage-backed and other asset-backed securities	$3,850	$4,986	Market Comparable Securities	Comparability Adjustment	0% - 5% (2.5%)
			Discounted Cash Flows	Comparability Adjustment	0% - 5% (2.5%)
Other investments	$3	$409	Discounted Cash Flows	Comparability Adjustment	0% - 10% (5%)
The significant unobservable inputs used in the fair value measurement of the above listed securities were the valuations of comparable securities with similar issuers, credit quality and maturity. Changes in the availability of comparable securities could result in changes in the fair value measurements.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018

Fair Value Measurements - Level 3 Assets
The following tables (the Level 3 Tables) present summary information regarding changes in the fair value of assets measured at fair value using Level 3 inputs.

	December 31, 2018
	Level 3 Fair Value Measurements – Assets
(In thousands)	Corporate Debt	Asset-backed Securities	Other investments	Total
Balance December 31, 2017	$13,703	$4,986	$409	$19,098
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Net investment income	(148)	2	—	(146)
Net realized investment gains (losses)	(8)	—	(40)	(48)
Included in other comprehensive income	(233)	(105)	—	(338)
Purchases	8,005	20,093	—	28,098
Sales	(6,406)	(438)	(366)	(7,210)
Transfers in	2,627	—	—	2,627
Transfers out	(13,218)	(20,688)	—	(33,906)
Balance December 31, 2018	$4,322	$3,850	$3	$8,175
Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets held at period-end	$—	$—	$—	$—

	December 31, 2017
	Level 3 Fair Value Measurements – Assets
(In thousands)	Corporate Debt	Asset-backed Securities	Other investments	Total
Balance December 31, 2016	$14,810	$3,007	$3	$17,820
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Net investment income	(163)	—	—	(163)
Net realized investment gains (losses)	13	—	(143)	(130)
Included in other comprehensive income	(369)	(71)	140	(300)
Purchases	13,016	2,627	—	15,643
Sales	(4,837)	—	(912)	(5,749)
Transfers in	999	—	1,321	2,320
Transfers out	(9,766)	(577)	—	(10,343)
Balance December 31, 2017	$13,703	$4,986	$409	$19,098
Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets held at period-end	$—	$—	$—	$—
Transfers
Transfers shown in the preceding Level 3 tables were as of the end of the quarter in which the transfer occurred. All transfers during both 2018 and 2017 were to or from Level 2.
All transfers during 2018 and 2017 related to securities held for which the level of market activity for identical or nearly identical securities varies from period to period. The securities were valued using multiple observable inputs when those inputs were available; otherwise the securities were valued using limited observable inputs.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018

Fair Values Not Categorized
At December 31, 2018 and 2017, certain LPs/LLCs and investment funds measure fund assets at fair value on a recurring basis and provide a NAV for ProAssurance's interest. The carrying value of these interests is based on the NAV provided and was considered to approximate the fair value of the interests. For investment in unconsolidated subsidiaries, ProAssurance recognizes any changes in the NAV of its interests in equity in earnings (loss) of unconsolidated subsidiaries during the period of change. In accordance with GAAP, the fair value of these investments was not classified within the fair value hierarchy. The amount of ProAssurance's unfunded commitments related to these investments as of December 31, 2018 and fair values of these investments as of December 31, 2018 and 2017 was as follows:

	Unfunded Commitments	Fair Value
(In thousands)	December 31, 2018	December 31, 2018	December 31, 2017
Equity investments:
Mortgage fund (1)*	$—	$20,292	$—
Investment in unconsolidated subsidiaries:
Private debt funds (2)	$20,954	18,196	42,206
Long equity fund (3)	None	6,561	7,847
Long/short equity funds (4)	None	28,805	31,352
Non-public equity funds (5)	$80,076	114,811	100,062
Multi-strategy fund of funds (6)	None	9,322	9,100
Credit funds (7)	$8,916	29,164	6,561
Long/short commodities fund (8)	None	12,958	13,025
Strategy focused funds (9)	$24,539	48,619	606
		268,436	210,759
Other investments:
Mortgage fund (1)*	See above	—	20,130

Total investments carried at NAV		$288,728	$230,889
* In the first quarter of 2018, ProAssurance began presenting this investment previously reported as a part of other investments as a part of equity investments on the Consolidated Balance Sheet. Prior year amounts have not been reclassified.

Below is additional information regarding each of the investments listed in the table above as of December 31, 2018.

(1)
This investment fund is focused on the structured mortgage market. The fund will primarily invest in U.S. Agency mortgage-backed securities. Redemptions are allowed at the end of any calendar quarter with a prior notice requirement of 65 days and are paid within 45 days at the end of the redemption dealing day.

(2)
This investment is comprised of interests in three unrelated LP funds that are structured to provide interest distributions primarily through diversified portfolios of private debt instruments. One LP allows redemption by special consent; the other two do not permit redemption. Income and capital are to be periodically distributed at the discretion of the LPs over an anticipated time frame that spans from three to eight years.

(3)
This fund is a LP that holds long equities of public international companies. Redemptions are allowed at the end of any calendar month with a prior notice requirement of 15 days and are paid within 10 days of the end of the calendar month of the redemption request.

(4)
This investment is comprised of interests in multiple unrelated LP funds. The funds hold primarily long and short North American equities and target absolute returns using strategies designed to take advantage of market opportunities. The funds generally permit quarterly or semi-annual capital redemptions subject to notice requirements of 30 to 90 days. For some funds, redemptions above specified thresholds (lowest threshold is 90%) may be only partially payable until after a fund audit is completed and are then payable within 30 days.

(5)
This investment is comprised of interests in multiple unrelated LP funds, each structured to provide capital appreciation through diversified investments in private equity, which can include investments in buyout, venture capital, debt including senior, second lien and mezzanine, distressed debt and other private equity-oriented LPs. Two

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018

of the LPs allow redemption by terms set forth in the LP agreements; the others do not permit redemption. Income and capital are to be periodically distributed at the discretion of the LP over time frames that are anticipated to span up to nine years.

(6)
This fund is a LLC structured to build and manage low volatility, multi-manager portfolios that have little or no correlation to the broader fixed income and equity security markets. Redemptions are not permitted but offers to repurchase units of the LLC may be extended periodically.

(7)
This investment is comprised of three unrelated LP funds. Two funds seek to obtain superior risk-adjusted absolute returns through a diversified portfolio of debt securities, including bonds, loans and other asset-backed instruments. The remaining fund seeks event driven opportunities across the corporate credit spectrum. Two funds are allowed redemptions at any quarter-end with a prior notice requirement of 90 days; one fund permits redemption at any quarter-end with a prior notice requirement of 180 days.

(8)
This fund is a LLC invested across a broad range of commodities and focuses primarily on market neutral, relative value strategies, seeking to generate absolute returns with low correlation to broad commodity, equity and fixed income markets. Following an initial one-year lock-up period, redemptions are allowed with a prior notice requirement of 30 days and are payable within 30 days.

(9)
This investment is comprised of multiple unrelated LPs/LLCs funds. One fund is a LLC focused on investing in North American consumer products companies, comprised of equity and equity-related securities, as well as debt instruments. Redemptions are not permitted. Another fund is a LP focused on North American energy infrastructure assets that allows redemption with consent of the General Partner. The remaining funds are real estate focused LPs, one of which allows for redemption with prior notice.

ProAssurance may not sell, transfer or assign its interest in any of the above LPs/LLCs without special consent from the LPs/LLCs.
Nonrecurring Fair Value Measurement
At December 31, 2018, ProAssurance did not have any assets or liabilities that were measured at fair value on a nonrecurring basis. At December 31, 2017, ProAssurance held an equity method early stage business investment measured at fair value on a nonrecurring basis due to a recognized OTTI of $8.5 million. The investment was valued using significant unobservable inputs (Level 3) and had a fair value of $1.2 million at December 31, 2017. The fair value of the investment was measured as ProAssurance's ownership percentage in the projected earnings and cash flows expected to be generated by the investment.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018

Financial Instruments - Methodologies Other Than Fair Value
The following table provides the estimated fair value of ProAssurance's financial instruments that, in accordance with GAAP for the type of investment, are measured using a methodology other than fair value. All fair values provided primarily fall within the Level 3 fair value category.

	December 31, 2018		December 31, 2017
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
BOLI	$64,096	$64,096	$62,113	$62,113
Other investments	$2,943	$2,943	$58,546	$69,095
Other assets	$35,921	$35,468	$34,020	$33,742
Financial liabilities:
Senior notes due 2023*	$250,000	$264,810	$250,000	$273,153
Revolving Credit Agreement*	$—	$—	$123,000	$123,000
Mortgage Loans*	$39,064	$39,064	$40,460	$40,460
Other liabilities	$21,300	$21,300	$21,154	$21,154
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
Other assets and other liabilities primarily consisted of related investment assets and liabilities associated with funded deferred compensation agreements. The fair value of the funded deferred compensation assets was based upon quoted market prices, which is categorized as a Level 1 valuation, and had a fair value of $24.1 million and $20.2 million at December 31, 2018 and 2017, respectively. The deferred compensation liabilities are adjusted to match the fair value of the deferred compensation assets. Other assets also included a secured note receivable and unsecured note receivable under two separate line of credit agreements. Fair value of these notes receivable was based on the present value of expected cash flows from the notes receivable, discounted at market rates on the valuation date for receivables with similar credit standings and similar payment structures.
The fair value of the debt was estimated based on the present value of expected future cash outflows, discounted at rates available on the valuation date for similar debt issued by entities with a similar credit standing to ProAssurance.
3. Investments
Available-for-sale fixed maturities at December 31, 2018 and December 31, 2017 included the following:

	December 31, 2018
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities, available for sale
U.S. Treasury obligations	$121,274	$331	$1,404	$120,201
U.S. Government-sponsored enterprise obligations	35,758	25	429	35,354
State and municipal bonds	289,544	4,877	649	293,772
Corporate debt	1,244,577	3,328	24,430	1,223,475
Residential mortgage-backed securities	184,463	814	4,039	181,238
Agency commercial mortgage-backed securities	13,296	12	200	13,108
Other commercial mortgage-backed securities	31,330	38	375	30,993
Other asset-backed securities	196,583	254	1,180	195,657
	$2,116,825	$9,679	$32,706	$2,093,798

	December 31, 2017
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities, available for sale
U.S. Treasury obligations	$134,323	$485	$1,181	$133,627
U.S. Government-sponsored enterprise obligations	21,089	73	206	20,956
State and municipal bonds	618,414	14,248	419	632,243
Corporate debt	1,157,660	15,205	5,707	1,167,158
Residential mortgage-backed securities	196,741	2,438	1,335	197,844
Agency commercial mortgage-backed securities	10,827	23	108	10,742
Other commercial mortgage-backed securities	16,004	91	134	15,961
Other asset-backed securities	102,130	47	466	101,711
	$2,257,188	$32,610	$9,556	$2,280,242

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018

The recorded cost basis and estimated fair value of available-for-sale fixed maturities at December 31, 2018, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total Fair Value
Fixed maturities, available for sale
U.S. Treasury obligations	$121,274	$27,187	$74,196	$18,416	$402	$120,201
U.S. Government-sponsored enterprise obligations	35,758	3,279	12,301	19,640	134	35,354
State and municipal bonds	289,544	10,506	126,225	129,118	27,923	293,772
Corporate debt	1,244,577	147,223	726,570	324,467	25,215	1,223,475
Residential mortgage-backed securities	184,463					181,238
Agency commercial mortgage-backed securities	13,296					13,108
Other commercial mortgage-backed securities	31,330					30,993
Other asset-backed securities	196,583					195,657
	$2,116,825					$2,093,798
Excluding obligations of the U.S. Government, U.S. Government-sponsored enterprises and a U.S. Government obligations money market fund, no investment in any entity or its affiliates exceeded 10% of shareholders’ equity at December 31, 2018.
Cash and securities with a carrying value of $47.1 million at December 31, 2018 were on deposit with various state insurance departments to meet regulatory requirements.
As a member of Lloyd's and a capital provider to Syndicate 1729 and Syndicate 6131, ProAssurance is required to maintain capital at Lloyd's, referred to as FAL. ProAssurance's FAL investments at December 31, 2018 included available-for-sale fixed maturities with a fair value of $123.4 million and short-term investments with a fair value of $19.3 million on deposit with Lloyd's in order to satisfy these FAL requirements.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018

Investments Held in a Loss Position
The following tables provide summarized information with respect to investments held in an unrealized loss position at December 31, 2018 and December 31, 2017, including the length of time the investment had been held in a continuous unrealized loss position.

	December 31, 2018
	Total		Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Loss	Value	Loss	Value	Loss
Fixed maturities, available for sale
U.S. Treasury obligations	$97,969	$1,405	$20,221	$119	$77,748	$1,286
U.S. Government-sponsored enterprise obligations	33,677	429	20,479	126	13,198	303
State and municipal bonds	63,094	648	30,924	143	32,170	505
Corporate debt	938,651	24,429	447,891	8,804	490,760	15,625
Residential mortgage-backed securities	157,120	4,039	27,311	209	129,809	3,830
Agency commercial mortgage-backed securities	9,822	200	4,566	22	5,256	178
Other commercial mortgage-backed securities	22,924	375	13,348	164	9,576	211
Other asset-backed securities	142,470	1,181	70,218	236	72,252	945
	$1,465,727	$32,706	$634,958	$9,823	$830,769	$22,883

	December 31, 2017
	Total		Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Loss	Value	Loss	Value	Loss
Fixed maturities, available for sale
U.S. Treasury obligations	$110,788	$1,181	$67,135	$554	$43,653	$627
U.S. Government-sponsored enterprise obligations	17,032	206	10,182	64	6,850	142
State and municipal bonds	23,122	419	15,168	102	7,954	317
Corporate debt	487,578	5,707	365,541	2,730	122,037	2,977
Residential mortgage-backed securities	109,659	1,335	64,121	402	45,538	933
Agency commercial mortgage-backed securities	4,423	108	2,458	34	1,965	74
Other commercial mortgage-backed securities	12,878	134	7,939	82	4,939	52
Other asset-backed securities	85,358	466	70,924	346	14,434	120
	$850,838	$9,556	$603,468	$4,314	$247,370	$5,242
As of December 31, 2018, excluding U.S. Government or U.S. Government-sponsored enterprise obligations, there were 1,044 debt securities (50.6% of all available-for-sale fixed maturity securities held) in an unrealized loss position representing 550 issuers. The greatest and second greatest unrealized loss positions among those securities were approximately $0.6 million and $0.5 million, respectively. The securities were evaluated for OTTI as of December 31, 2018.
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
December 31, 2018

Each quarter, ProAssurance performs a detailed analysis for the purpose of assessing whether any of the securities it holds in an unrealized loss position has suffered an OTTI. A detailed discussion of the factors considered in the assessment is included in Note 1.
Fixed maturity securities held in an unrealized loss position at December 31, 2018, excluding asset-backed securities, have paid all scheduled contractual payments and are expected to continue doing so. Expected future cash flows of asset-backed securities, excluding those issued by GNMA, FNMA and FHLMC, held in an unrealized loss position were estimated as part of the December 31, 2018 OTTI evaluation using the most recently available six-month historical performance data for the collateral (loans) underlying the security or, if historical data was not available, sector based assumptions, and equaled or exceeded the current amortized cost basis of the security.
Other information regarding sales and purchases of fixed maturity available-for-sale securities is as follows:

	Year Ended December 31
(In millions)	2018	2017	2016
Proceeds from sales (exclusive of maturities and paydowns)	$599.6	$530.2	$361.8
Purchases	$780.7	$614.4	$636.4
Equity Investments
ProAssurance's equity investments are carried at fair value with changes in fair value recognized in income as a component of net realized investment gains (losses) during the period of change. Equity investments on the Consolidated Balance Sheet as of December 31, 2018 primarily included stocks, bonds and investment funds.
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
Net Investment Income
Net investment income by investment category was as follows:

	Year Ended December 31
(In thousands)	2018	2017	2016
Fixed maturities	$69,515	$75,669	$85,818
Equities	21,418	17,198	14,887
Short-term investments, including Other	5,649	7,793	3,402
BOLI	1,983	1,979	2,008
Investment fees and expenses	(6,681)	(6,977)	(6,103)
Net investment income	$91,884	$95,662	$100,012

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018

Investment in Unconsolidated Subsidiaries
ProAssurance's investment in unconsolidated subsidiaries were as follows:

	December 31, 2018	Carrying Value
(In thousands)	Percentage Ownership	December 31, 2018	December 31, 2017
Qualified affordable housing project tax credit partnerships	See below	$65,677	$84,607
Other tax credit partnerships	See below	3,757	6,118
All other investments, primarily investment fund LPs/LLCs	See below	298,323	239,866
		$367,757	$330,591
Qualified affordable housing project tax credit partnership interests held by ProAssurance generate investment returns by providing tax benefits to fund investors in the form of tax credits and project operating losses. The carrying value of these investments reflects ProAssurance's total commitments (both funded and unfunded) to the partnerships, less any amortization. ProAssurance's ownership percentage relative to two of the tax credit partnership interests is almost 100%; these interests had a carrying value of $25.0 million and $32.5 million at December 31, 2018 and 2017, respectively. ProAssurance's ownership percentage relative to the remaining tax credit partnership interests is less than 20%; these interests had a carrying value of $40.7 million and $52.1 million at December 31, 2018 and 2017, respectively. Since ProAssurance has the ability to exert influence over the partnerships but does not control them, all are accounted for using the equity method. See further discussion of the entities in which ProAssurance holds passive interests in Note 14.
Other tax credit partnerships are comprised entirely of investments in historic tax credit partnerships. The historic tax credit partnerships generate investment returns by providing benefits to fund investors in the form of tax credits, tax deductible project operating losses and positive cash flows. The carrying value of these investments reflects ProAssurance's total funded commitments less any amortization. ProAssurance's ownership percentage relative to the historic tax credit partnerships is almost 100%. Since ProAssurance has the ability to exert influence over the partnerships but does not control them, all are accounted for using the equity method. See further discussion of the entities in which ProAssurance holds passive interests in Note 14.
ProAssurance holds interests in investment fund LPs/LLCs and other equity method investments and LPs/LLCs which are not considered to be investment funds. ProAssurance's ownership percentage relative to one of the LPs/LLCs is greater than 25%, which is expected to be reduced as the funds mature and other investors participate in the funds; these investments had a carrying value of $25.9 million at December 31, 2018 and $30.8 million at December 31, 2017. ProAssurance's ownership percentage relative to the remaining investments and LPs/LLCs is less than 25%; these interests had a carrying value of $272.4 million at December 31, 2018 and $209.1 million at December 31, 2017. ProAssurance does not have the ability to exert control over any of these funds.
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

	Year Ended December 31
(In thousands)	2018	2017	2016
Qualified affordable housing project tax credit partnerships
Losses recorded	$18,889	$14,297	$20,047
Tax credits recognized	$18,474	$17,774	$18,531

Historic tax credit partnerships
Losses recorded	$5,434	$6,355	$4,771
Tax credits recognized	$2,567	$5,337	$9,018

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018

Net Realized Investment Gains (Losses)
Realized investment gains and losses are recognized on the first-in, first-out basis. The following table provides detailed information regarding net realized investment gains (losses):

	Year Ended December 31
(In thousands)	2018	2017	2016
Total OTTI losses:
State and municipal bonds	$—	$(850)	$(100)
Corporate debt	(490)	(419)	(7,604)
Investment in unconsolidated subsidiaries	—	(11,931)	—
Other investments	—	—	(3,130)
Portion of OTTI losses recognized in other comprehensive income before taxes:
Corporate debt	—	248	1,068
Net impairment losses recognized in earnings	(490)	(12,952)	(9,766)
Gross realized gains, available-for-sale fixed maturities	5,942	6,653	12,451
Gross realized (losses), available-for-sale fixed maturities	(5,799)	(3,123)	(7,038)
Net realized gains (losses), short-term investments	(1)	(2)	18
Net realized gains (losses), trading fixed maturities	(100)	—	—
Net realized gains (losses), equity investments	12,230	10,724	6,632
Net realized gains (losses), other investments	1,340	2,963	1,115
Change in unrealized holding gains (losses), trading fixed maturities	(317)	—	—
Change in unrealized holding gains (losses), equity investments	(52,707)	11,243	30,557
Change in unrealized holding gains (losses), convertible securities, carried at fair value	(3,849)	896	899
Other	263	7	7
Net realized investment gains (losses)	$(43,488)	$16,409	$34,875
During 2018, ProAssurance recognized OTTI in earnings of $0.5 million related to debt instruments from two issuers in the energy sector.
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
December 31, 2018

The following table presents a roll forward of cumulative credit losses recorded in earnings related to impaired debt securities for which a portion of the OTTI was recorded in OCI.

(In thousands)	2018	2017	2016
Balance beginning of period	$1,313	$1,158	$5,751
Additional credit losses recognized during the period, related to securities for which:
No OTTI has been previously recognized	—	171	2,398
OTTI has been previously recognized	—	—	2,154
Reductions due to:
Securities sold during the period (realized)	(1,220)	(16)	(9,145)
Balance December 31	$93	$1,313	$1,158

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018

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
In the second quarter of 2018, ProAssurance entered into a loss portfolio transfer with a large healthcare organization. Per the agreement, ProAssurance will cover a specific inventory of existing claims as well as provide tail coverage. As the contract included both prospective (tail) coverage and retroactive coverage, ProAssurance bifurcated the provisions of the contract and accounted for each component separately. As of the contract effective date, ProAssurance recognized total net premiums written and earned of $26.6 million, comprised of $7.9 million of prospective coverage and $18.7 million of retroactive coverage, and total net losses and loss adjustment expenses of $25.4 million in the Consolidated Statements of Income and Comprehensive Income for the year ended December 31, 2018. In addition, ProAssurance recorded a deferred gain of $0.6 million in the reserve for losses and loss adjustment expenses in the second quarter of 2018 representing the excess of premiums received over losses assumed related to the retroactive coverage which is amortized into earnings over the estimated claim payment period. ProAssurance recognized a nominal amount of amortization related to this deferred gain during the year ended December 31, 2018. For additional information regarding ProAssurance's accounting policy for retroactive insurance contracts, see Note 1.
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
The effects of reinsurance for the years ended December 31, 2018, 2017 and 2016 were as follows:

	Year Ended December 31
(In thousands)	2018	2017	2016
Direct	$910,198	$842,968	$794,377
Assumed	47,113	31,908	40,637
Ceded	(122,397)	(110,858)	(96,481)
Net premiums written	$834,914	$764,018	$738,533

Direct	$903,354	$821,249	$790,791
Assumed	41,535	27,629	37,805
Ceded	(126,036)	(110,347)	(95,315)
Net premiums earned	$818,853	$738,531	$733,281

Losses and loss adjustment expenses	$675,784	$592,218	$515,242
Reinsurance recoveries	(82,574)	(123,060)	(72,013)
Net losses and loss adjustment expenses	$593,210	$469,158	$443,229
The receivable from reinsurers on unpaid losses and LAE represents management’s estimated amount of future loss payments that will be recoverable under ProAssurance reinsurance agreements. Most Company reinsurance agreements base the amount of premium that is due to the reinsurer in part on losses reimbursed or to be reimbursed under the agreement, and terms may also include maximum and minimum amounts of ceded premium. Ceded premium amounts are estimated based on management’s expectation of ultimate losses and the portion of those losses that are allocable to reinsurers according to the terms of the agreements, including any minimums or maximums. Given the uncertainty of the ultimate amounts of losses, management’s estimates of losses and related amounts recoverable may vary significantly from the eventual outcome. Due to changes in management’s estimates of amounts due to reinsurers related to prior accident year loss recoveries, ProAssurance increased premiums ceded by $5.5 million during the year ended December 31, 2018 and reduced premiums ceded by $1.2 million and $7.1 million during the years ended December 31, 2017 and 2016, respectively.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018

Reinsurance contracts do not relieve ProAssurance from its obligations to policyholders and ProAssurance remains liable to its policyholders whether or not reinsurers honor their contractual obligations. ProAssurance continually monitors its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies.
At December 31, 2018, the net total amounts due from reinsurers was $340.4 million (receivables related to paid and unpaid losses and LAE and prepaid reinsurance premiums, less reinsurance premiums payable). No single reinsurer had an individual balance which exceeded $36.0 million.
At December 31, 2018 reinsurance recoverables totaling approximately $77.1 million were collateralized by letters of credit or funds withheld. ProAssurance had no allowance for credit losses related to its reinsurance receivables at December 31, 2018 or 2017 as all reinsurance balances were considered collectible. During the years ended December 31, 2018 and 2016, no reinsurance balances were written off for credit reasons. During the year ended December 31, 2017, reinsurance balances written off for credit reasons were nominal in amount.
During 2018, 2017 and 2016, ProAssurance commuted the 2016, 2015 and 2014 calendar year quota share reinsurance arrangements, respectively, between the Specialty P&C segment and Syndicate 1729 which resulted in a net cash receipt of approximately $6.1 million, $6.3 million and $6.8 million, respectively. The commutations reduced the receivable from reinsurers on unpaid losses and LAE, combined, by approximately $6.7 million, $6.6 million and $7.1 million during the years ended December 31, 2018, 2017 and 2016, respectively.
During 2017, ProAssurance commuted an outstanding DDR reinsurance arrangement with one of its reinsurers which resulted in a net cash receipt of approximately $7.8 million and reduced its receivable from reinsurers on unpaid losses and LAE by approximately $5.4 million.
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

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018

6. Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of ProAssurance’s deferred tax assets and liabilities were as follows:

	December 31
(In thousands)	2018	2017
Deferred tax assets
Unpaid loss discount	$30,629	$20,368
Unearned premium adjustment	16,620	14,449
Compensation related	9,879	11,467
Unrealized losses on investments, net	4,403	—
Basis differentials–investments	912	—
Intangibles	433	514
Foreign NOL	6,795	4,116
Total gross deferred tax assets	69,671	50,914
Valuation allowance	(7,074)	(4,116)
Total deferred tax assets, net of valuation allowance	62,597	46,798
Deferred tax liabilities
Deferred policy acquisition costs	(9,972)	(6,333)
Unpaid loss discount–transition	(10,128)	—
Unrealized gains on investments, net	—	(5,166)
Fixed assets	(542)	(826)
Basis differentials–investments	—	(10,397)
Intangibles	(11,243)	(12,548)
Other	(1,604)	(1,598)
Total deferred tax liabilities	(33,489)	(36,868)
Net deferred tax assets (liabilities)	$29,108	$9,930
ProAssurance had $34.0 million of available NOL carryforwards at December 31, 2018 related to the Company's U.K. operations which may be carried forward indefinitely. At December 31, 2018 and 2017, ProAssurance established a deferred tax asset related to the NOL carryforwards of $6.8 million and $4.1 million, respectively. In 2018 and 2017, management evaluated the realizability of the deferred tax asset related to the U.K. NOL carryforwards and concluded that it was more likely than not that the deferred tax asset will not be realized; therefore, a valuation allowance was recorded against the full value of the deferred tax asset related to the U.K. NOL carryforwards in both 2018 and 2017. The increase in the deferred tax asset related to the U.K. NOL carryforwards and the related valuation allowance in 2018 as compared to 2017 of $2.7 million was primarily due to natural catastrophe-related losses recognized in the Lloyd's Syndicates segment during 2018 related to Hurricanes Michael and Florence as well as volcanic eruptions in Hawaii.
During 2018, the Company restructured its Cayman Islands operations which resulted in the formation of a new subsidiary, Inova Re. Our deferred tax assets and liabilities include those of the SPCs at Inova Re, net of a valuation allowance of $0.3 million at December 31, 2018. Due to the limited operations of these newly formed SPCs as of December 31, 2018, management concluded that a valuation allowance was required.
ProAssurance had no available capital loss carryforwards or Alternative Minimum Tax credit carryforwards as of December 31, 2018.
ProAssurance files income tax returns in various states, the U.S. federal jurisdiction and the U.K. ProAssurance had a receivable for U.S. federal and U.K. income taxes of $3.5 million at December 31, 2018, carried as a part of other assets. At December 31, 2017, ProAssurance had a liability for U.S. federal and U.K. income taxes of $8.0 million, carried as a part other liabilities.
The statute of limitations is now closed for all tax years prior to 2015.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018

A reconciliation of the beginning and ending amounts of unrecognized tax benefits for 2018, 2017 and 2016, were as follows:

(In thousands)	2018	2017	2016
Balance at January 1	$5,341	$8,353	$8,195
Increases for tax positions taken during the current year	—	—	361
(Decreases) for tax positions taken during the current year	(777)	(3,500)	—
(Decreases)/increases for tax positions taken during prior years	(800)	700	—
(Decreases) relating to a lapse of the applicable statute of limitations	(163)	(212)	(203)
Balance at December 31	$3,601	$5,341	$8,353
At December 31, 2018 and 2017, approximately $1.2 million and $1.3 million, respectively, of ProAssurance's uncertain tax positions, if recognized, would affect the effective tax rate. As with any uncertain tax position, there is a possibility that the ultimate benefit realized could differ from the estimate management has established. Management believes that it is reasonably possible that a portion of unrecognized tax benefits at December 31, 2018 may change during the next twelve months. However, an estimate of the change cannot be made at this time.
ProAssurance recognizes interest and/or penalties related to income tax matters in income tax expense. Interest recognized in the income statement was nominal for the year ended December 31, 2018 and was approximately $0.3 million and $0.2 million for the years ended December 31, 2017 and 2016, respectively. The accrued liability for interest was approximately $0.6 million at December 31, 2018 and $0.5 million at December 31, 2017.
Income tax expense (benefit) for each of the years ended December 31, 2018, 2017 and 2016 consisted of the following:

(In thousands)	2018	2017	2016
Provision for income taxes
Current expense (benefit)
Federal and foreign	$(6,509)	$19,546	$15,857
State	301	120	729
Total current expense (benefit)	(6,208)	19,666	16,586
Deferred expense (benefit)
Federal and foreign	(11,765)	1,331	8,284
State	(59)	362	250
Total deferred expense (benefit)	(11,824)	1,693	8,534
Total income tax expense (benefit)	$(18,032)	$21,359	$25,120

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018

A reconciliation of “expected” income tax expense (benefit) (21% of income before income taxes for 2018; 35% of income before income taxes for 2017 and 2016) to actual income tax expense (benefit) for each of the years ended December 31, 2018, 2017 and 2016 were as follows:

(In thousands)	2018	2017	2016
Computed “expected” tax expense	$6,095	$45,018	$61,670
Tax-exempt income	(2,505)	(8,356)	(9,917)
Tax credits	(21,059)	(23,111)	(27,549)
Non-U.S. operating results	2,269	918	(1,688)
Excess tax benefit on share-based compensation	(275)	(2,762)	—
Change in federal corporate tax rate	—	6,541	—
Change in limitation of future deductibility of certain executive compensation	—	3,497	—
Provision-to-return differences	(2,309)	(1,979)	1,209
Other	(248)	1,593	1,395
Total income tax expense (benefit)	$(18,032)	$21,359	$25,120
Tax Cuts and Jobs Act
The TCJA was signed into law on December 22, 2017 and contains several key provisions that impact the Company's business, including the reduction of the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018, the reduction in the amount of executive compensation that could qualify as a tax deduction, a change in how property and casualty taxpayers discount loss reserves, a minimum tax on payments made to related foreign entities and a new tax on certain income of controlled foreign corporations.
Effective January 1, 2018, the TCJA introduced a minimum tax on payments made to related foreign entities referred to as the BEAT. The BEAT is imposed by adding back into the U.S. tax base any base erosion payment made by the U.S. taxpayer to a related foreign entity and applying a minimum tax rate to this newly calculated modified taxable income. Base erosion payments represent any amount paid or accrued by the U.S. taxpayer to a related foreign entity for which a deduction is allowed. Premiums the Company cedes to the SPCs at its newly formed wholly owned Cayman Islands reinsurance subsidiary, Inova Re, do not fall within the scope of base erosion payments as the SPCs at Inova Re intend to elect to be taxed as U.S. taxpayers. However, premiums the Company cedes to any active SPC at its wholly owned Cayman Islands reinsurance subsidiary, Eastern Re, fall within the scope of base erosion payments and therefore could be significantly impacted by the BEAT. See further discussion on the Company’s new subsidiary, Inova Re, and its Cayman Islands SPC operations in Note 16. Management has evaluated its exposure to the BEAT and has concluded that the Company’s expected outbound deductible payments to related foreign entities are below the threshold for application of the BEAT; therefore, ProAssurance has not recognized any incremental tax expense for the BEAT provision of the TCJA for the year ended December 31, 2018.
The TCJA also requires a U.S. shareholder of a controlled foreign corporation to include its GILTI in U.S. taxable income. The GILTI amount is based on the U.S. shareholder’s aggregate share of the gross income of the controlled foreign corporation reduced by certain exceptions and a net deemed tangible income return. The net deemed tangible income return is based on the controlled foreign corporation’s basis in the tangible depreciable business property. Cell rental fee income earned by Inova Re and Eastern Re fall within the scope of the GILTI provisions of the TCJA. Management has evaluated the new GILTI provisions of the TCJA and has made an accounting policy election to treat the taxes due on inclusions of GILTI in U.S. taxable income as a current period expense when incurred.
Under current accounting guidance, the effects of changes in tax rates and laws are recognized in the period in which the new legislation is enacted. However, due to the timing of the enactment of the TCJA and its proximity to December 31, 2017, the SEC issued SAB 118 which provided a framework for companies to account for uncertainties in applying the provisions of the TCJA. SAB 118 allowed companies to record a provisional amount in situations where a company did not have the necessary information available but could make a reasonable estimate. In situations where companies could not make a reasonable estimate due to various factors, including lack of information, a provisional amount was not recorded. Instead, companies continued to apply current accounting guidance based on the provision of the tax laws that were in effect immediately prior to the TCJA being enacted. The measurement period, as defined in SAB 118 for the TCJA, began on the enactment date of the TCJA and ended when a company obtained, prepared and analyzed the information that was needed in

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018

order to complete the accounting requirements under current accounting guidance. However, under no circumstances would the measurement period extend beyond one year from the enactment date of the TCJA.
Other than the areas discussed below, ProAssurance was able to complete its accounting for all areas of the TCJA during the period of enactment and recognized a charge of $6.5 million, which was included as a component of income tax expense from continuing operations for the year ended December 31, 2017.
Provisional amount finalized during the third quarter of 2018
The TCJA placed limitations on the future deductibility of certain executive compensation. At December 31, 2017, the IRS had not yet issued guidance in this area, and thus ProAssurance made a reasonable estimate of the effects on its existing deferred tax balances related to executive compensation at that time and recorded a provisional charge of $3.5 million to income tax expense from continuing operations for the year ended December 31, 2017.
During the third quarter of 2018, the IRS issued guidance addressing the effects of the TCJA on executive compensation; therefore, ProAssurance was able to complete its accounting for the impact of the TCJA on its December 31, 2017 deferred tax balances related to executive compensation. As a result, ProAssurance did not record any measurement-period adjustments to the previously recorded provisional amount.
Provisional amounts finalized during the fourth quarter of 2018
In computing taxable income, property and casualty insurance companies reduce their premiums earned by losses incurred. The tax deduction for losses incurred is discounted using interest rates and factors prescribed by the IRS. The TCJA modified the rules for discounting losses incurred by changing the definition of the applicable interest rate that is used and amending the time periods for the loss payment pattern. These new provisions are effective for tax years beginning after December 31, 2017 and are subject to a transition rule.
At December 31, 2017, the IRS had not yet released the information necessary for the Company to determine a reasonable estimate for the tax effects of the TCJA on its deferred tax balances related to loss reserve discounting; therefore, no provisional amount was recorded at that time. During the fourth quarter of 2018, ProAssurance was able to complete its analysis during the measurement period following the release of new discount factors by the IRS on December 19, 2018. ProAssurance used the new discount factors to determine the impact of the TCJA on its deferred tax balances related to loss reserve discounting. The adjustment, which is referred to as the transition rule adjustment, will be reflected as a component of taxable income evenly over eight years beginning in 2018. This transition rule adjustment is a taxable temporary difference and has no impact on total tax expense for the current year. The ultimate impact of the TCJA on the Company's deferred tax balances for loss reserve discounting could differ, perhaps materially, if the IRS publishes any future revisions to the loss discount factors used in its analysis.
7. Deferred Policy Acquisition Costs
Policy acquisition costs that are incremental and directly related to the successful production of new and renewal insurance contracts, most significantly agent commissions, premium taxes, and underwriting salaries and benefits, are capitalized as policy acquisition costs and amortized to expense, net of ceding commissions earned, as the related premium revenues are earned.
Amortization of DPAC was $104.5 million, $95.8 million and $88.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018

8. Reserve for Losses and Loss Adjustment Expenses
The reserve for losses is established based on estimates of individual claims and actuarially determined estimates of future losses based on ProAssurance’s past loss experience, available industry data and projections as to future claims frequency, severity, inflationary trends and settlement patterns. Estimating the reserve, particularly the reserve appropriate for liability exposures, is a complex process. For a high proportion of the risks insured or reinsured by ProAssurance, claims may be resolved over an extended period of time, often five years or more, and may be subject to litigation. Estimating losses requires ProAssurance to make and revise judgments and assessments regarding multiple uncertainties over an extended period of time. As a result, the reserve estimate may vary considerably from the eventual outcome. The assumptions used in establishing ProAssurance’s reserve are regularly reviewed and updated by management as new data becomes available. Changes to estimates of previously established reserves are included in earnings in the period in which the estimate is changed.
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
Development of Prior Accident Years
In addition to setting the initial reserve for the current accident year, each period ProAssurance reassesses the amount of reserve required for prior accident years. The foundation of ProAssurance’s reserve re-estimation process is an actuarial analysis that is performed by both the internal and consulting actuaries. This detailed analysis projects ultimate losses based on partitions which include line of business, geography, coverage layer and accident year. The procedure uses the most representative data for each partition, capturing its unique patterns of development and trends. In all, there are over 200 different partitions of ProAssurance's business for purposes of this analysis. ProAssurance believes that the use of consulting actuaries provides an independent view of the loss data as well as a broader perspective on industry loss trends.
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
For the workers’ compensation line of business in both the Workers' Compensation Insurance and Segregated Portfolio Cell Reinsurance segments, ProAssurance utilizes the Reported Development Method, Paid Loss Development Method and Bornhuetter-Ferguson, to develop the reserve for each accident year. The actuarial review includes the stratification of claims data (lost time claims and medical only claims) using different variations that allow for identification of trends that may not be readily identifiable if the data was evaluated only in the aggregate. Reported and paid loss development factors are key

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018

assumptions in the reserve estimation process and are based on ProAssurance’s historical reported and paid loss development patterns. As accident years mature, the various actuarial methodologies produce more consistent loss estimates.
For the Lloyd’s Syndicates segment business, given the immaturity of Syndicate 1729 and Syndicate 6131’s own experience, losses are initially estimated using the loss assumptions by risk category incorporated into the business plan submitted to Lloyd’s with consideration given to loss experience incurred to date. These assumptions were influenced by loss results reflected in Lloyd’s historical data for similar risks. As losses are reported and resolved and loss experience becomes more credible from a statistical perspective, actual loss experience is incorporated into the estimates.
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
Activity in the reserve for losses and loss adjustment expenses is summarized as follows:

(In thousands)	2018	2017	2016
Balance, beginning of year	$2,048,381	$1,993,428	$2,005,326
Less reinsurance recoverables on unpaid losses and loss adjustment expenses	335,585	273,475	249,350
Net balance, beginning of year	1,712,796	1,719,953	1,755,976
Net losses:
Current year*	685,326	603,518	587,007
Favorable development of reserves established in prior years, net	(92,116)	(134,360)	(143,778)
Total	593,210	469,158	443,229
Paid related to:
Current year	(117,268)	(106,633)	(96,190)
Prior years	(412,711)	(369,682)	(383,062)
Total paid	(529,979)	(476,315)	(479,252)
Net balance, end of year	1,776,027	1,712,796	1,719,953
Plus reinsurance recoverables on unpaid losses and loss adjustment expenses	343,820	335,585	273,475
Balance, end of year	$2,119,847	$2,048,381	$1,993,428
* Current year net losses in 2018 included incurred losses of $25.4 million related to a loss portfolio transfer entered into during the second quarter of 2018 (see Note 4).
As discussed in Note 1, estimating liability reserves is complex and requires the use of many assumptions. As time passes and ultimate losses for prior years are either known or become subject to a more precise estimation, ProAssurance increases or decreases the reserve estimates established in prior periods. The favorable loss development recognized in 2018 primarily reflected a lower than anticipated claims severity trend (i.e. the average size of a claim) for accident years 2011 through 2014. The favorable development recognized in 2017 and 2016 was primarily due to lower than anticipated claims severity trends for accident years 2010 through 2014 and accident years 2009 through 2013 , respectively.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018

On January 1, 2016, ProAssurance adopted new guidance that requires detailed disclosures related to its reserve for losses and loss adjustment expenses, including significant changes in methodologies and assumptions used in the calculation of its reserve. ProAssurance establishes its reserve and manages claims activity by coverage, product or line of business and various categories of reserves have similar characteristics. Therefore, ProAssurance has aggregated these reserve categories into several reserve groups that provide a more meaningful view of the amount, timing and uncertainty of cash flows arising from the liability. At the same time, these reserve groups present a disaggregated view of the major elements of the overall loss reserve liability. The reserve groups include HCPL claims-made reserve, HCPL occurrence reserve, medical technology liability claims-made reserve, workers’ compensation insurance reserve, segregated portfolio cell reinsurance - workers' compensation reserve, Syndicate 1729 casualty reserve, Syndicate 1729 property insurance reserve and Syndicate 1729 property reinsurance reserve. All other loss reserve categories are deemed to be less homogeneous or relatively small on a standalone basis and are included in other short-duration lines in the claims development reconciliation.
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
Workers' compensation reserves in the Workers' Compensation Insurance and the Segregated Portfolio Cell Reinsurance segment are each grouped separately due to the difference in the type of coverage provided and the differences in the claims resolution process as compared to other liability insurance. The small amount of HCPL reserves in the Segregated Portfolio Cell Reinsurance segment are included in other short-duration lines.
Finally, claims arising from the Company's involvement in Syndicate 1729 are segregated into casualty (insurance and reinsurance), property insurance and property reinsurance groups. Property insurance claims generally have a shorter reporting and resolution time frame as compared to most casualty claims. The reporting and resolution patterns of property reinsurance claims differs from that of property insurance claims due to predominant coverage of catastrophic loss events on an aggregate basis rather than coverage of individual claims. Casualty reinsurance, on the other hand, generally provides coverage on a per-claim basis and the reporting and resolution time frame for these claims is not substantially different than those arising from casualty insurance written by Syndicate 1729. The small amount of reserves associated with Syndicate 6131 related to contingency and special property business are included in other short-duration lines.
ProAssurance has elected to present reserve history for acquired entities in all periods shown in the tables below, including periods prior to acquisition. With the exception of the workers' compensation insurance and segregated portfolio cell workers' compensation reinsurance lines of business, virtually all other acquired entities are captured within the HCPL line of business.
All information prior to 2018 disclosed in the Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance, Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance and Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance tables that follow is presented as supplementary information. The “Cumulative Number of Reported Claims” in the tables that follow includes the combined number of claims for an accident year and excludes projected unreported IBNR claims. A claim is considered reported when ProAssurance becomes aware of and accepts it for coverage under the terms of the Company's insurance contracts.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018

Healthcare Professional Liability Reserve
HCPL loss costs are impacted by many factors, including but not limited to the nature of the claim, including whether or not the claim is an individual or a mass tort claim, the personal situation of the claimant or the claimant's family, the outcome of jury trials, the legislative and judicial climate where any potential litigation may occur, general economic conditions and, for claims involving bodily injury, the trend of healthcare costs. ProAssurance sets an initial reserve using the average loss ratio used in pricing, plus an additional provision in consideration of the historical loss volatility ProAssurance and others in the industry have experienced. The average initial loss ratio for HCPL business has approximated 90% for recent years, which is higher than the underlying expected loss ratio due to provisions for loss volatility. Changes in observed claim frequency, severity or a combination of the two can result in variations in loss provisions. The reasons for the variability in loss provisions from period to period have included additional loss activity within ProAssurance’s excess and surplus lines business, provisions for losses in excess of policy limits, adjustments to ULAE, adjustments to the reserve for the DDR provisions in ProAssurance's policies and additional losses recorded for particular exposures, such as mass torts. These specific adjustments are made if ProAssurance believes the results for a given accident year are likely to exceed those anticipated by pricing. ProAssurance believes the use of a provision for volatility appropriately considers the inherent risks and limitations of the rate development process and the historic volatility of professional liability losses and produces a reasonable best estimate of the reserve required to cover actual ultimate unpaid losses.
Healthcare Professional Liability Claims-Made

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											December 31, 2018
($ in thousands)	Year Ended December 31,										IBNR*	Cumulative Number of Reported Claims
	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
Accident Year	Unaudited
2009	$379,259	$370,642	$345,714	$320,368	$284,511	$265,478	$246,146	$230,849	$224,768	$220,703	$(455)	3,828
2010	—	$364,996	$354,787	$338,170	$312,813	$291,553	$279,713	$270,484	$258,466	257,714	$(243)	3,847
2011	—	—	$348,916	$344,808	$331,884	$305,540	$289,400	$278,258	$264,777	254,329	$(2,091)	3,532
2012	—	—	—	$341,289	$324,418	$319,613	$306,956	$291,075	$279,589	271,110	$276	3,702
2013	—	—	—	—	$315,346	$304,209	$296,550	$287,140	$272,364	258,251	$173	3,783
2014	—	—	—	—	—	$290,020	$289,397	$280,043	$267,442	256,968	$(5,200)	3,320
2015	—	—	—	—	—	—	$276,492	$269,980	$271,138	270,814	$(8,030)	3,266
2016	—	—	—	—	—	—	—	$271,765	$274,643	287,551	$(21,456)	3,481
2017	—	—	—	—	—	—	—	—	$283,746	295,883	$(11,228)	3,677
2018	—	—	—	—	—	—	—	—	—	320,772	$129,334	3,558
Total										$2,694,095
* Includes expected development on reported claims

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
(In thousands)	Year Ended December 31,
	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
Accident Year	Unaudited
2009	$15,051	$71,272	$114,318	$153,563	$178,445	$191,420	$200,425	$205,372	$209,016	$213,568
2010	—	$15,464	$69,551	$137,712	$180,432	$209,777	$221,693	$236,171	$240,945	243,675
2011	—	—	$14,417	$71,208	$133,004	$177,089	$198,112	$214,502	$224,982	233,103
2012	—	—	—	$15,382	$73,571	$145,488	$190,997	$215,220	$231,652	244,512
2013	—	—	—	—	$16,938	$69,657	$127,496	$171,681	$197,265	213,879
2014	—	—	—	—	—	$16,764	$59,485	$116,791	$154,236	186,239
2015	—	—	—	—	—	—	$9,172	$55,731	$111,741	161,896
2016	—	—	—	—	—	—	—	$9,027	$51,869	109,756
2017	—	—	—	—	—	—	—	—	$16,309	63,171
2018	—	—	—	—	—	—	—	—	—	14,051
Total										1,683,850

All outstanding liabilities before 2009, net of reinsurance										11,724
Liabilities for losses and loss adjustment expenses, net of reinsurance										$1,021,969

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018

Healthcare Professional Liability Occurrence

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											December 31, 2018
($ in thousands)	Year Ended December 31,										IBNR*	Cumulative Number of Reported Claims
	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
Accident Year	Unaudited
2009	$34,450	$35,366	$36,802	$37,437	$34,099	$32,675	$28,731	$26,340	$24,572	$23,387	$1,519	246
2010	—	$41,721	$43,238	$43,195	$42,233	$37,920	$35,831	$33,361	$29,338	26,501	$946	290
2011	—	—	$45,882	$44,956	$41,453	$39,917	$37,150	$35,004	$32,343	29,784	$2,136	342
2012	—	—	—	$45,703	$46,513	$44,848	$40,692	$34,774	$32,691	29,857	$3,816	399
2013	—	—	—	—	$32,746	$36,602	$35,624	$34,393	$30,906	26,919	$971	356
2014	—	—	—	—	—	$30,420	$29,918	$32,143	$29,869	25,885	$2,778	355
2015	—	—	—	—	—	—	$35,648	$35,347	$37,346	40,960	$4,667	355
2016	—	—	—	—	—	—	—	$29,609	$28,790	27,240	$6,244	322
2017	—	—	—	—	—	—	—	—	$24,571	23,760	$19,890	270
2018	—	—	—	—	—	—	—	—	—	38,420	$36,196	118
Total										$292,713
* Includes expected development on reported claims

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
(In thousands)	Year Ended December 31,
	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
Accident Year	Unaudited
2009	$175	$2,255	$5,067	$7,947	$10,823	$13,248	$15,380	$16,025	$16,270	$17,022
2010	—	$285	$1,881	$5,647	$9,120	$15,147	$21,837	$22,804	$23,313	23,832
2011	—	—	$291	$2,803	$8,059	$16,544	$19,197	$21,416	$23,194	24,539
2012	—	—	—	$363	$2,430	$7,705	$12,212	$19,275	$21,435	23,095
2013	—	—	—	—	$369	$3,170	$7,826	$14,753	$16,787	18,949
2014	—	—	—	—	—	$394	$2,260	$7,460	$10,519	14,604
2015	—	—	—	—	—	—	$(350)	$786	$4,854	11,626
2016	—	—	—	—	—	—	—	$(182)	$(195)	2,883
2017	—	—	—	—	—	—	—	—	$(6,809)	(5,858)
2018	—	—	—	—	—	—	—	—	—	65
Total										130,757

All outstanding liabilities before 2009, net of reinsurance										7,985
Liabilities for losses and loss adjustment expenses, net of reinsurance										$169,941

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance

Years	1	2	3	4	5	6	7	8	9	10
	Unaudited
Healthcare Professional Liability Claims-Made	5.4%	19.5%	22.8%	17.0%	10.4%	5.9%	4.6%	2.4%	1.4%	2.1%
Healthcare Professional Liability Occurrence	(2.3%)	6.1%	15.0%	17.6%	15.2%	11.7%	6.1%	3.1%	1.5%	3.2%

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018

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
Medical Technology Liability Claims-Made

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											December 31, 2018
($ in thousands)	Year Ended December 31,										IBNR*	Cumulative Number of Reported Claims
	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
Accident Year	Unaudited
2009	$30,462	$31,183	$27,523	$26,181	$23,425	$21,733	$20,551	$19,264	$18,176	$17,984	$251	699
2010	—	$26,077	$27,063	$25,175	$23,307	$19,315	$17,439	$16,047	$16,878	18,611	$402	498
2011	—	—	$17,249	$20,930	$19,166	$15,836	$13,794	$12,487	$12,358	8,202	$500	521
2012	—	—	—	$11,162	$9,989	$8,906	$7,441	$5,824	$4,797	5,051	$732	220
2013	—	—	—	—	$9,807	$9,955	$9,536	$7,226	$4,697	3,566	$380	218
2014	—	—	—	—	—	$9,989	$10,306	$9,012	$8,984	7,679	$2,544	272
2015	—	—	—	—	—	—	$9,376	$8,757	$7,193	5,929	$2,770	155
2016	—	—	—	—	—	—	—	$9,200	$8,467	7,413	$3,482	180
2017	—	—	—	—	—	—	—	—	$11,049	10,143	$7,834	95
2018	—	—	—	—	—	—	—	—	—	10,141	$9,818	188
Total										$94,719
* Includes expected development on reported claims

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
(In thousands)	Year Ended December 31,
	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
Accident Year	Unaudited
2009	$116	$5,071	$7,742	$14,675	$14,933	$15,097	$15,184	$15,186	$16,515	$17,522
2010	—	$485	$3,557	$8,491	$12,283	$11,725	$12,146	$12,253	$15,366	17,660
2011	—	—	$118	$2,034	$3,846	$5,062	$7,376	$7,240	$7,799	7,664
2012	—	—	—	$568	$1,520	$2,805	$3,247	$3,366	$3,676	3,800
2013	—	—	—	—	$102	$1,029	$1,967	$2,599	$3,092	3,102
2014	—	—	—	—	—	$388	$1,527	$2,564	$3,046	3,724
2015	—	—	—	—	—	—	$25	$440	$1,625	2,097
2016	—	—	—	—	—	—	—	$53	$1,690	2,365
2017	—	—	—	—	—	—	—	—	$56	1,681
2018	—	—	—	—	—	—	—	—	—	6
Total										59,621

All outstanding liabilities before 2009, net of reinsurance										1,101
Liabilities for losses and loss adjustment expenses, net of reinsurance										$36,199

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
	Unaudited
Medical Technology Liability	2.6%	19.1%	19.7%	16.4%	8.6%	1.6%	2.6%	5.0%	9.9%	5.6%

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018

Workers' Compensation Insurance Reserve
Many factors affect the ultimate losses incurred for the workers' compensation coverages in the Workers' Compensation Insurance segment including, but not limited to, the type and severity of the injury, the age and occupation of the injured worker, the estimated length of disability, medical treatment and related costs, and the jurisdiction and workers' compensation laws of the injury occurrence. ProAssurance uses various actuarial methodologies in developing the workers’ compensation reserve combined with a review of the exposure base generally based upon payroll of the insured. For the current accident year, given the lack of seasoned information, the different actuarial methodologies produce results with considerable variability; therefore, more emphasis is placed on supplementing results from the actuarial methodologies with trends in exposure base, medical expense inflation, general inflation, severity, and claim counts, among other things, to select an expected loss ratio.
Workers' Compensation Insurance

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											December 31, 2018
($ in thousands)	Year Ended December 31,										IBNR*	Cumulative Number of Reported Claims
	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
Accident Year	Unaudited
2009	$45,354	$45,354	$45,354	$45,354	$47,811	$48,372	$47,905	$47,480	$47,480	$47,480	$80	10,129
2010	—	$55,852	$55,852	$55,852	$54,837	$54,779	$55,200	$54,600	$54,600	54,600	$58	12,913
2011	—	—	$65,665	$65,783	$71,521	$72,280	$72,420	$72,495	$72,795	72,795	$354	15,244
2012	—	—	—	$80,285	$76,551	$75,848	$76,357	$75,836	$75,636	75,136	$724	16,204
2013	—	—	—	—	$86,973	$85,935	$86,928	$88,010	$88,810	88,810	$1,017	16,429
2014	—	—	—	—	—	$93,019	$93,529	$93,029	$92,229	92,229	$3,350	16,210
2015	—	—	—	—	—	—	$100,101	$100,454	$98,454	97,654	$8,522	16,548
2016	—	—	—	—	—	—	—	$101,348	$97,348	92,148	$13,540	15,972
2017	—	—	—	—	—	—	—	—	$99,874	99,874	$12,489	16,058
2018	—	—	—	—	—	—	—	—	—	118,095	$32,816	17,556
Total										$838,821
* Includes expected development on reported claims

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
(In thousands)	Year Ended December 31,
	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
Accident Year	Unaudited
2009	$14,701	$31,465	$39,351	$43,436	$45,689	$46,321	$46,928	$47,012	$47,089	$47,189
2010	—	$20,086	$39,098	$46,762	$51,117	$52,530	$53,443	$53,734	$53,974	54,014
2011	—	—	$21,993	$50,900	$62,307	$67,945	$70,146	$70,934	$71,662	71,856
2012	—	—	—	$27,448	$56,122	$65,908	$70,558	$72,766	$73,662	73,676
2013	—	—	—	—	$30,554	$63,825	$76,813	$82,369	$85,689	86,783
2014	—	—	—	—	—	$30,368	$65,922	$77,631	$85,022	87,314
2015	—	—	—	—	—	—	$32,078	$65,070	$78,947	83,483
2016	—	—	—	—	—	—	—	$28,377	$58,192	69,237
2017	—	—	—	—	—	—	—	—	$31,586	70,333
2018	—	—	—	—	—	—	—	—	—	41,619
Total										685,504

All outstanding liabilities before 2009, net of reinsurance										2,208
Liabilities for losses and loss adjustment expenses, net of reinsurance										$155,525

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
	Unaudited
Workers' Compensation Insurance	33.2%	36.5%	14.1%	7.1%	3.3%	1.3%	0.7%	0.3%	0.1%	0.2%

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018

Segregated Portfolio Cell Reinsurance - Workers' Compensation Reserve
The Company estimates and reserves for the workers' compensation business assumed by the Segregated Portfolio Cell Reinsurance segment in the same manner as for its workers' compensation business in the Workers' Compensation Insurance segment, as previously discussed.
Segregated Portfolio Cell Reinsurance - Workers' Compensation

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											December 31, 2018
($ in thousands)	Year Ended December 31,										IBNR*	Cumulative Number of Reported Claims
	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
Accident Year	Unaudited
2009	$17,790	$16,337	$15,886	$15,948	$15,809	$15,695	$15,618	$15,277	$15,277	$15,279	$107	2,962
2010	—	$19,767	$18,265	$17,715	$17,825	$17,736	$17,541	$17,320	$17,278	17,224	$275	2,914
2011	—	—	$18,790	$19,360	$19,629	$19,282	$18,644	$18,725	$18,666	18,606	$363	3,154
2012	—	—	—	$22,940	$21,513	$21,048	$20,028	$19,972	$19,864	19,799	$441	3,454
2013	—	—	—	—	$23,809	$25,310	$26,758	$26,619	$26,260	26,033	$544	3,723
2014	—	—	—	—	—	$28,248	$28,423	$29,000	$28,373	28,281	$942	4,433
2015	—	—	—	—	—	—	$36,423	$32,519	$28,746	27,548	$1,601	4,949
2016	—	—	—	—	—	—	—	$37,601	$34,055	30,998	$2,528	5,326
2017	—	—	—	—	—	—	—	—	$42,725	38,594	$7,314	5,699
2018	—	—	—	—	—	—	—	—	—	43,654	$18,788	6,228
Total										$266,016
* Includes expected development on reported claims

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
(In thousands)	Year Ended December 31,
	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
Accident Year	Unaudited
2009	$5,000	$10,782	$13,202	$14,660	$14,881	$14,954	$15,147	$15,165	$15,166	$15,172
2010	—	$6,503	$12,904	$15,087	$16,214	$16,757	$16,842	$16,810	$16,850	16,904
2011	—	—	$5,940	$14,045	$17,197	$17,869	$18,054	$18,177	$18,176	18,185
2012	—	—	—	$7,808	$14,740	$17,728	$18,474	$19,208	$19,402	19,328
2013	—	—	—	—	$8,131	$19,054	$24,268	$25,209	$25,366	25,489
2014	—	—	—	—	—	$9,933	$21,880	$26,173	$26,810	26,959
2015	—	—	—	—	—	—	$11,257	$21,706	$23,977	24,781
2016	—	—	—	—	—	—	—	$10,980	$23,003	26,285
2017	—	—	—	—	—	—	—	—	$12,404	24,791
2018	—	—	—	—	—	—	—	—	—	12,517
Total										210,411

All outstanding liabilities before 2009, net of reinsurance										912
Liabilities for losses and loss adjustment expenses, net of reinsurance										$56,517

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
	Unaudited
Segregated Portfolio Cell Reinsurance - Workers' Compensation	34.5%	38.5%	14.3%	4.6%	1.7%	0.6%	0.2%	0.1%	0.2%	—%

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018

Syndicate 1729 Reserve
Given the recent inception date for Syndicate 1729 (January 1, 2014) there is limited reliable historical claims data to use in establishing initial reserves for the exposures in the Lloyd's Syndicates segment. Consequently, ProAssurance estimates initial losses using the loss assumptions by risk category incorporated into the business plan submitted to Lloyd’s with consideration given to loss experience incurred to date. These assumptions are influenced by loss results in Lloyd's historical data for similar risks. In addition, Lloyd's market data for payment patterns is utilized to develop the payout patterns in the tables shown below. As the book of business matures and additional loss information becomes available, the actual loss experience of Syndicate 1729's book of business will be utilized to a greater extent. This will occur sooner for property coverages than for casualty coverages due to the shorter claim reporting and resolution time described above.
Claim count information for assumed reinsurance coverage written by Syndicate 1729 is not meaningful in many instances. Certain reinsurance contracts provide aggregate coverage for loss events involving numerous underlying claims, resulting in a single claim count for reinsurance purposes, while other reinsurance contracts provide individual per-claim coverage. Still others may provide aggregate stop loss coverage based on the total losses or loss ratio of a class of business. As a result, claim count information is not included in the Syndicate 1729 Casualty and Syndicate 1729 Property Reinsurance tables shown below.
Syndicate 1729 writes coverage in a variety of jurisdictions and currencies, although the majority of its business is in U.S. dollars. For purposes of the tables below, ProAssurance has elected to convert losses from their original currency to U.S. dollars using the exchange rate as of the end of the current period. This provides the purest trend information with respect to loss development, since the amounts in the table are not affected by exchange rate movements. However, the amounts for prior periods shown in the tables will not reconcile to previously-issued financial statements which used existing exchange rates at the date of the financial statement.
Syndicate 1729 Casualty

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance						December 31, 2018
($ in thousands)	Year Ended December 31,					IBNR(1)	Cumulative Number of Reported Claims(2)
	2014	2015	2016	2017	2018
Accident Year		Unaudited
2014	$6,110	$5,812	$5,610	$5,547	$5,472	$1,086	nm
2015	—	$14,810	$14,510	$14,398	14,232	$1,984	nm
2016	—	—	$19,535	$19,669	19,552	$5,098	nm
2017	—	—	—	$22,069	21,824	$9,960	nm
2018	—	—	—	—	18,688	$16,014	nm
Total					$79,768
(1) Includes expected development on reported claims
(2) The abbreviation "nm" indicates that the information is not meaningful

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
(In thousands)	Year Ended December 31,
	2014	2015	2016	2017	2018
Accident Year		Unaudited
2014	$20	$474	$4,092	$4,214	$4,320
2015	—	$724	$6,307	$10,313	10,947
2016	—	—	$2,495	$8,441	12,869
2017	—	—	—	$2,611	8,301
2018	—	—	—	—	1,852
Total					38,289

All outstanding liabilities before 2014, net of reinsurance					—
Liabilities for losses and loss adjustment expenses, net of reinsurance					$41,479

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018

Syndicate 1729 Property Insurance

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance						December 31, 2018
($ in thousands)	Year Ended December 31,					IBNR*	Cumulative Number of Reported Claims
	2014	2015	2016	2017	2018
Accident Year	Unaudited
2014	$890	$1,089	$888	$864	$866	$(6)	118
2015	—	$5,519	$5,917	$6,194	6,159	$1,128	921
2016	—	—	$11,896	$12,984	12,823	$12	2,484
2017	—	—	—	$15,018	17,634	$(883)	4,240
2018	—	—	—	—	20,636	$6,898	3,681
Total					$58,118
* Includes expected development on reported claims

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
(In thousands)	Year Ended December 31,
	2014	2015	2016	2017	2018
Accident Year	Unaudited
2014	$267	$1,005	$836	$854	$857
2015	—	$3,165	$4,022	$4,808	4,869
2016	—	—	$7,751	$10,939	12,343
2017	—	—	—	$8,221	16,439
2018	—	—	—	—	9,918
Total					44,426

All outstanding liabilities before 2014, net of reinsurance					—
Liabilities for losses and loss adjustment expenses, net of reinsurance					$13,692

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018

Syndicate 1729 Property Reinsurance

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance						December 31, 2018
($ in thousands)	Year Ended December 31,					IBNR(1)	Cumulative Number of Reported Claims (2)
	2014	2015	2016	2017	2018
Accident Year	Unaudited
2014	$831	$929	$989	$989	$1,125	$—	nm
2015		$2,788	$2,825	$2,275	2,328	$(91)	nm
2016			$4,497	$4,050	3,368	$943	nm
2017				$6,861	7,832	$371	nm
2018					8,840	$8,154	nm
Total					$23,493
(1) Includes expected development on reported claims
(2) The abbreviation "nm" indicates that the information is not meaningful

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
(In thousands)	Year Ended December 31,
	2014	2015	2016	2017	2018
Accident Year	Unaudited
2014	$79	$917	$984	$984	$1,125
2015	—	$1,313	$1,804	$1,996	2,234
2016	—	—	$613	$1,667	2,136
2017	—	—	—	$4,147	7,300
2018	—	—	—	—	547
Total					13,342

All outstanding liabilities before 2014, net of reinsurance					—
Liabilities for losses and loss adjustment expenses, net of reinsurance					$10,151

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
	Unaudited
Syndicate 1729 Casualty	18.7%	40.3%	22.6%	12.8%	3.2%	1.1%	1.0%	0.4%	—%	—%
Syndicate 1729 Property Insurance	81.4%	15.9%	2.1%	0.2%	0.2%	0.1%	0.1%	0.1%	—%	—%
Syndicate 1729 Property Reinsurance	82.0%	13.3%	2.8%	1.1%	0.4%	0.2%	0.1%	—%	—%	—%

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018

Below is a reconciliation of the claims development information to the Consolidated Balance Sheet:

(In thousands)	December 31, 2018
Net outstanding liabilities
Healthcare professional liability claims-made	$1,021,969
Healthcare professional liability occurrence	169,941
Medical technology liability claims-made	36,199
Workers' compensation insurance	155,525
Segregated portfolio cell reinsurance - workers' compensation	56,517
Syndicate 1729 casualty	41,479
Syndicate 1729 property insurance	13,692
Syndicate 1729 property reinsurance	10,151
Other short-duration lines	91,365
Liabilities for losses and loss adjustment expenses, net of reinsurance	1,596,838

Reinsurance recoverable on unpaid losses
Healthcare professional liability claims-made	151,870
Healthcare professional liability occurrence	37,683
Medical technology liability claims-made	32,604
Workers' compensation insurance	67,631
Segregated portfolio cell reinsurance - workers' compensation	24,177
Syndicate 1729 casualty	678
Syndicate 1729 property insurance	10,323
Syndicate 1729 property reinsurance	9,717
Other short-duration lines	9,137
Total reinsurance recoverable on unpaid losses and loss adjustment expenses	343,820

Reserve for the future utilization of the DDR benefit	67,200
Unallocated loss adjustment expenses	100,123
Loss portfolio transfer*	18,252
Purchase accounting	1,551
Other	(7,937)
179,189
Gross liability for losses and loss adjustment expenses	$2,119,847
* Represents the reserve for retroactive coverage, net of a deferred gain, related to a loss portfolio transfer entered into in the second quarter of 2018 (see Note 4).
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
On occasion, ProAssurance has entered into financial instrument transactions that may present off-balance sheet credit risk or market risk. These transactions include a short-term loan commitment and commitments to provide funding to non-public investment entities. Under the short-term loan commitment, ProAssurance has agreed to advance funds on a 30 day basis to a counterparty provided there is no violation of any condition established in the contract. ProAssurance had total funding commitments of approximately $297.8 million which primarily represented funding commitments related to non-public investment entities as well as the short-term loan commitment which included the amount at risk if the full short-term loan is extended and the counterparties default. However, the credit risk associated with the short-term loan commitment is minimal as the counterparties to the contract are highly rated commercial institutions and to-date have been performing in accordance with their contractual obligations. Of these total funding commitments, $1.0 million is related to qualified affordable housing project tax credit investments and is expected to be paid as follows: $0.2 million in 2019, $0.3 million in 2020 and 2021 combined, $0.4 million in 2022 and 2023 combined and $0.1 million thereafter.
As a member of Lloyd's, ProAssurance is required to provide capital to support its Lloyd's Syndicates through 2019 of up to $200.0 million, referred to as FAL. The Board, through a non-binding resolution, extended this commitment through 2022. At December 31, 2018, ProAssurance's FAL was comprised of investment securities on deposit with Lloyd's with a carrying value of $142.7 million (see Note 3).
ProAssurance has issued an unconditional revolving credit agreement to the Premium Trust Fund of Syndicate 1729 for the purpose of providing working capital. Permitted borrowings were expanded from £20.0 million to £30.0 million under an amended Syndicate Credit Agreement executed in February 2018. Under the amended Syndicate Credit Agreement advances bear interest at 3.8% annually, and may be repaid at any time but are repayable upon demand after December 31, 2019. As of December 31, 2018, the unused commitment under the Syndicate Credit Agreement approximated £7.1 million (approximately $9.1 million). In January 2019, the Syndicate Credit Agreement was amended to extend the current maturity to December 31, 2020 and to implement an annual auto-renewal feature which allows for ProAssurance to elect to non-renew if notice is given at least 30 days prior to the next auto-renewal date, which is one year prior to the maturity date.
In October 2018, ProAssurance entered into an agreement with a company to provide data analytics services for certain product lines within the Company's HCPL book of business. The agreement contains a minimum two year commitment with optional extension features for an annual fee of approximately $4.8 million per year with additional variable quarterly incentive fees based on service utilization metrics prescribed in the contract. ProAssurance incurred operating expense associated with this agreement of $1.0 million in the fourth quarter of 2018 and as of December 31, 2018, the remaining commitment under this agreement was approximately $8.6 million.
ProAssurance is involved in a number of operating leases, primarily for office space. The following is a schedule of future minimum lease payments for operating leases that had initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2018.

Operating Leases
(In thousands)
2019	$4,829
2020	4,020
2021	3,557
2022	2,618
2023	1,888
Thereafter	10,212
Total minimum lease payments	$27,124
ProAssurance incurred rent expense of $7.9 million, $6.7 million and $5.9 million in the years ended December 31, 2018, 2017 and 2016, respectively.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018

10. Debt
ProAssurance’s outstanding debt consisted of the following:

(In thousands)	December 31, 2018	December 31, 2017
Senior Notes due 2023, unsecured, interest at 5.3% annually	$250,000	$250,000
Revolving Credit Agreement, outstanding borrowings were fully secured and carried at a weighted average interest rate of 1.91%. The interest rate on borrowings is set at the time the respective borrowing is initiated or renewed.	—	123,000
Mortgage Loans, outstanding borrowings are secured by first priority liens on two office buildings, and bear an interest rate of three-month LIBOR plus 1.325% (4.10% and 2.86%, respectively) determined on a quarterly basis.	39,064	40,460
Total principal	289,064	413,460
Less debt issuance costs	1,307	1,649
Debt less debt issuance costs	$287,757	$411,811
Senior Notes due 2023 (the Senior Notes)
The Senior Notes are the unsecured obligations of ProAssurance Corporation, due in full in November 2023, unless redeemed sooner, with interest payable semiannually. Redemptions may be made prior to maturity, in whole or part, at the greater of par or the sum of the present values of the outstanding principal and remaining interest payments calculated at 0.4% above the then current rate for U.S. Treasury Notes with a term comparable to the remaining term of the Senior Notes. There are no financial covenants associated with the Senior Notes.
Revolving Credit Agreement
ProAssurance has entered into a Revolving Credit Agreement with seven participating lenders with an expiration date of June 2020. The Revolving Credit Agreement permits ProAssurance to borrow, repay and reborrow from the lenders during the term of the Revolving Credit Agreement; aggregate outstanding borrowings are not permitted to exceed $250 million at any time, which includes $50 million made available for use, if subscribed successfully, under an accordion feature. All borrowings are required to be repaid prior to the expiration date of the Revolving Credit Agreement. ProAssurance is required to pay a commitment fee, ranging from 0.125% to 0.25% based on ProAssurance’s credit ratings, on the average unused portion of the credit line during the term of the Revolving Credit Agreement. Borrowings under the Revolving Credit Agreement may be secured or unsecured and accrue interest at a selected base rate, adjusted by a margin, which can vary from 0% to 1.63%, based on ProAssurance’s credit ratings and whether the borrowing is secured or unsecured. The base rate selected may either be the current one-, three- or six-month LIBOR, with the LIBOR term selected fixing the interest period for which the rate is effective. If no selection is made, the base rate defaults to the highest of (1) the Prime rate (2) the Federal Funds rate plus 0.5% or (3) the one month LIBOR plus 1.0%, determined daily. Rates are reset each successive interest period until the borrowing is repaid.
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
Funds borrowed under the terms of the Revolving Credit Agreement will be used for general corporate purposes, including, but not limited to, use as short-term working capital, funding for share repurchases as authorized by the Board and support for other activities.
Mortgage Loans
During 2017, two of ProAssurance's subsidiaries each entered into ten-year mortgage loans collectively totaling $40.5 million (Mortgage Loans) with one lender in connection with the recapitalization of two office buildings. The Mortgage Loans, which mature in December 2027, accrue interest at three-month LIBOR plus 1.325% with principal and interest payable on a

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018

quarterly basis. To manage the Company's exposure to increases in LIBOR on the Mortgage Loans, ProAssurance entered into an interest rate cap agreement with a notional amount of $35.0 million. Per the interest rate cap agreement, the Company is entitled to receive cash payments if and when the three-month LIBOR exceeds 2.35%. Additional information on the Company's derivative instruments is provided in Note 11.
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

At December 31, 2018, contractual maturities of the Mortgages Loans for each of the next five years, excluding interest payments, are as follows:

(In thousands)	Principal Payments Due by Period

2019	$1,448
2020	1,503
2021	1,559
2022	1,617
2023	1,677
Thereafter	31,260
Total principal payments	$39,064
Covenant Compliance
ProAssurance is currently in compliance with all covenants.
11. Derivatives
ProAssurance is exposed to certain risks relating to its ongoing business and investment activities. ProAssurance utilizes derivative instruments as part of its risk management strategy to reduce the market risk related to fluctuations in future interest rates associated with a portion of its variable-rate debt. As of December 31, 2018, ProAssurance has not designated any derivative instruments as hedging instruments and does not use derivative instruments for trading purposes.
ProAssurance utilizes an interest rate cap agreement with the objective of reducing the Company's exposure to interest rate risk related to its variable-rate Mortgage Loans. Additional information regarding the Company's Mortgage Loans is provided in Note 10. Under the terms of the interest rate cap agreement, ProAssurance paid a premium of $2 million in 2017 for the right to receive cash payments based upon a notional amount of $35 million if and when the three-month LIBOR rises above 2.35%. The Company's variable-rate Mortgage Loans bear an interest rate of three-month LIBOR plus 1.325%. Therefore, this derivative instrument is effectively ensuring the interest rate related to the Mortgage Loans is capped at a maximum of 3.675% until expiration of the interest rate cap agreement in October 2027. ProAssurance has designated the interest rate cap as an economic hedge (non-hedging instrument) of interest rate exposure and any change in fair value of the derivative is immediately recognized in earnings during the period of change.
The following table provides a summary of the volume and fair value position of the interest rate cap as well as the reporting location in the Consolidated Balance Sheets as of December 31, 2018 and 2017.

($ in thousands)		December 31, 2018			December 31, 2017
Derivatives Not Designated as Hedging Instruments	Location in the Consolidated Balance Sheets	Number of Instruments	Notional Amount (1)	Estimated Fair Value (2)	Number of Instruments	Notional Amount (1)	Estimated Fair Value (2)
Interest Rate Cap	Other assets	1	$35,000	$1,884	1	$35,000	$1,731
(1) Volume is represented by the derivative instrument's notional amount.
(2) Additional information regarding the fair value of the Company's interest rate cap is provided in Note 2.
The following table presents the pre-tax impact of the change in the fair value of the interest rate cap and the reporting location in the Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2018, 2017 and 2016.

		Gains (Losses) Recognized in Income on Derivatives
(In thousands)		Year Ended December 31
Derivatives Not Designated as Hedging Instruments	Location in the Consolidated Statements of Income and Comprehensive Income	2018	2017	2016
Interest Rate Cap	Interest expense	$153	$(339)	$—
As a result of this derivative instrument, ProAssurance is exposed to risk that the counterparty will fail to meet its contractual obligations. To mitigate this counterparty credit risk, ProAssurance only enters into derivative contracts with carefully selected major financial institutions based upon their credit ratings and monitors their creditworthiness. As of December 31, 2018, the counterparty had an investment grade rating of BBB- and has performed in accordance with their contractual obligations.
12. Shareholders’ Equity
At December 31, 2018 and 2017, ProAssurance had 100 million shares of authorized common stock and 50 million shares of authorized preferred stock. The Board has the authority to determine provisions for the issuance of preferred shares, including the number of shares to be issued, the designations, powers, preferences and rights, and the qualifications, limitations or restrictions of such shares. To date, the Board has not approved the issuance of preferred stock.
The following is a summary of changes in common shares issued and outstanding during the years ended December 31, 2018, 2017 and 2016:

(In thousands)	2018	2017	2016
Issued and outstanding shares - January 1	53,457	53,251	53,101
Repurchase of shares, at cost of $2 million for 2016	—	—	(44)
Shares issued due to exercise of options and vesting of share-based compensation awards	135	132	108
Other shares issued for compensation and shares reissued to stock purchase plan*	45	74	86
Issued and outstanding shares - December 31	53,637	53,457	53,251
* Shares issued were valued at fair value (the market price of a ProAssurance common share on the date of issue).
As of December 31, 2018, approximately 2.0 million of ProAssurance's authorized common shares were reserved by the Board for award or issuance under the incentive compensation plans described in Note 13 and an additional 0.6 million of authorized common shares were reserved for the issuance of currently outstanding restricted share and performance share unit awards.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018

ProAssurance declared cash dividends during 2018, 2017 and 2016 as follows:

	Cash Dividends Declared, per Share
	2018	2017	2016
First Quarter	$0.31	$0.31	$0.31
Second Quarter	$0.31	$0.31	$0.31
Third Quarter	$0.31	$0.31	$0.31
Fourth Quarter*	$0.81	$5.00	$5.00
* Includes special dividends of $0.50 per share in 2018 and $4.69 per share in both 2017 and 2016.
Quarterly dividends were paid in the month following the quarter in which they were declared. Dividends declared during 2018, 2017 and 2016 totaled $94.3 million, $316.9 million and $315.0 million, respectively.
ProAssurance's ability to pay dividends to its shareholders is limited by its holding company structure, to the extent of the net assets held by its insurance subsidiaries, as discussed in Note 18. Otherwise, there are no other regulatory restrictions on ProAssurance's retained earnings or net income that materially impact its ability to pay dividends. Based on shareholders' equity at December 31, 2018, total equity of $165.3 million was free of debt covenant restrictions regarding the payment of dividends. However, any decision to pay future cash dividends is subject to the Board’s final determination after a comprehensive review of financial performance, future expectations and other factors deemed relevant by the Board.
As of December 31, 2018, Board authorizations for the repurchase of common shares or the retirement of outstanding debt of $109.6 million remained available for use. The timing and quantity of purchases depends upon market conditions and changes in ProAssurance's capital requirements and is subject to limitations that may be imposed on such purchases by applicable securities laws and regulations as well as the rules of the NYSE.
Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)
For the years ended December 31, 2018, 2017 and 2016, OCI was almost entirely comprised of unrealized gains and losses, including non-credit impairment losses, arising during the period related to fixed maturity available-for-sale securities, less reclassification adjustments as shown in the table that follows, net of tax. For the years ended December 31, 2018 and 2017, OCI included changes related to the reestimation of the defined benefit plan liability assumed in the Eastern acquisition which were nominal in amount. The defined benefit plan is frozen as to the earnings of additional benefits and the benefit plan liability is reestimated annually. For the year ended December 31, 2016, OCI included $1.0 million of unrecognized losses reclassified to earnings, net of tax, due to the termination of one of the defined benefit plans assumed in the Eastern acquisition.
At December 31, 2018 and 2017, AOCI was almost entirely comprised of accumulated unrealized gains and losses from fixed maturity available-for-sale securities, including accumulated non-credit impairments recognized through OCI of $0.1 million and $0.5 million, respectively, net of tax. At December 31, 2018 and 2017, accumulated changes in the defined benefit plan liability not yet recognized in earnings were nominal in amount. Due to the adoption of accounting guidance in the first quarter of 2018 related to certain impacts of the TCJA, ProAssurance increased AOCI by approximately $3.4 million with a corresponding decrease to retained earnings of the same amount as of the beginning of 2018. See Note 1 for additional information on accounting guidance adopted during the period. At December 31, 2018 and 2017, tax effects were computed using the enacted federal corporate tax rate of 21% and 35%, respectively, with the exception of unrealized gains and losses on available-for-sale securities held at our U.K. and Cayman Islands entities which in both periods were immaterial in amount.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018

Amounts reclassified from AOCI to net income and the amounts of deferred tax expense (benefit) included in OCI were as follows:

(In thousands)	2018	2017	2016
Reclassifications from AOCI to net income:
Realized investment gains (losses)	$274	$2,512	$2,417
Non-credit impairment losses reclassified to earnings, due to sale of securities or reclassification as a credit loss	(621)	(3)	(3,641)
Unrecognized losses in defined benefit plan liabilities reclassified to earnings, due to the termination and settlement of the plan	—	—	(1,500)
Total gains (losses) reclassified, before-tax effect	(347)	2,509	(2,724)
Tax effect*	73	(878)	953
Net reclassification adjustments	$(274)	$1,631	$(1,771)

Deferred tax expense (benefit) included in OCI	$(9,573)	$(4,676)	$(3,078)
* Tax effects were computed using a 21% for the year ended December 31, 2018 and a 35% rate for the years ended December 31, 2017 and 2016.
13. Share-Based Payments
Share-based compensation costs are primarily classified as a component of operating expense.
During 2018, 2017 and 2016, ProAssurance provided share-based compensation to employees utilizing three types of awards: restricted share units, performance share units and purchase match units. The awards were made under either the ProAssurance Corporation Amended and Restated 2014 Equity Incentive Plan or the ProAssurance Corporation 2008 Equity Incentive Plan. The Compensation Committee of the Board is responsible for the administration of both plans.
The following table provides a summary of compensation expense and the total related tax benefit recognized during each period as well as estimated compensation cost that will be charged to expense in future periods.

	Share-Based Compensation Expense			Unrecognized Compensation Cost
	Year Ended December 31			December 31, 2018
($ in millions, except remaining recognition period)	2018	2017	2016	Amount	Weighted Average Remaining Recognition Period
Total share-based compensation expense	$5.3	$10.6	$12.5	$5.9	1.5
Tax benefit recognized	$1.1	$3.7	$4.4
The majority of awards are equity classified awards and are charged to expense as an increase to additional paid-in capital over the service period (generally the vesting period) associated with the award. However, a nominal amount of awards are liability classified awards and are recorded as a liability as they are structured to be settled in cash. As of December 31, 2018, the majority of share-based compensation expense related to restricted share units. Restricted share and performance share units vest in their entirety at the end of a three-year period following the grant date based on a continuous service requirement and, for performance share units, achievement of a performance objective; partial vesting is permitted for retirees. Purchase match units vest over a three-year period based on a service requirement with partial vesting permitted for all participants. For the restricted share and purchase match units, a single share is issued per vested unit. For performance share units, the number of shares issued per vested unit varies based on performance goals achieved. For equity classified awards, units sufficient to satisfy required tax withholdings are paid in cash rather than in shares. Liability classified awards, which are nominal in amount, are settled in cash at the end of the vesting period.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018

Restricted Share Units
Activity for restricted share units during 2018, 2017 and 2016 is summarized below. Grant date fair values are based on the market value of a ProAssurance common share on the date of grant less the estimated net present value of dividends during the vesting period.

	2018		2017		2016
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Beginning non-vested balance	269,520	$48.63	240,149	$44.07	178,468	$43.13
Granted	85,797	$44.73	84,565	$58.35	109,181	$45.59
Forfeited	(3,878)	$50.07	(4,087)	$52.35	(5,954)	$43.99
Vested and released	(84,116)	$42.90	(51,107)	$43.01	(41,546)	$44.04
Ending non-vested balance	267,323	$49.16	269,520	$48.63	240,149	$44.07
The aggregate grant date fair value of restricted share units vested and released in 2018, 2017 and 2016 totaled $3.6 million, $2.2 million and $1.8 million, respectively. The aggregate intrinsic value of restricted share units vested and released in 2018, 2017 and 2016 (including units paid in cash to cover tax withholdings) totaled $4.1 million, $3.1 million and $2.1 million, respectively.
Performance Share Units
Performance share units vest only if minimum performance objectives are met, and the number of units earned varies from 50% to 200% of a base award depending upon the degree to which stated performance objectives are achieved. Performance share unit activity for 2018, 2017 and 2016 is summarized below. The table reflects the base number of units; actual awards that vest depend upon the extent to which performance objectives are achieved. Grant date fair values are based on the market value of a ProAssurance common share on the date of grant less the estimated net present value of dividends during the vesting period.

	2018		2017		2016
	Base Units	Weighted Average Grant Date Fair Value	Base Units	Weighted Average Grant Date Fair Value	Base Units	Weighted Average Grant Date Fair Value
Beginning non-vested balance	212,105	$47.11	305,240	$43.41	390,350	$44.65
Granted	27,202	$44.73	48,000	$58.35	60,000	$45.59
Forfeited	—	$—	(227)	$42.79	(5,162)	$43.02
Vested and released	(104,105)	$42.79	(140,908)	$42.95	(139,948)	$44.05
Ending non-vested balance	135,202	$49.95	212,105	$47.11	305,240	$43.41
The aggregate grant date fair value of performance share units (base level) vested and released in 2018, 2017 and 2016 totaled $4.5 million, $6.1 million and $6.2 million, respectively. The aggregate intrinsic value of performance share units (base level) vested and released in 2018, 2017 and 2016 (including units paid in cash to cover tax withholdings) totaled $5.0 million, $8.7 million and $6.9 million, respectively. The weighted average level at which the vested units were issued was 125%, 119% and 98% during 2018, 2017 and 2016, respectively, based on performance levels achieved.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018

Purchase Match Units
The ProAssurance Corporation 2011 Employee Stock Ownership Plan provides a purchase match unit for each share purchased with contributions by eligible plan participants, with participant contributions subject to a $5,000 annual limit per participant. During 2017, the ProAssurance Corporation 2011 Employee Stock Ownership Plan was discontinued and existing purchase match units will continue to vest according to the vesting period. Purchase match unit activity during 2018, 2017 and 2016 is summarized below. Grant date fair values are based on the market value of a ProAssurance common share on the date of grant less the estimated net present value of dividends during the vesting period.

	2018		2017		2016
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Beginning non-vested balance	70,292	$49.40	72,615	$45.77	74,483	$42.80
Granted	—	$—	24,444	$51.83	23,903	$50.18
Forfeited	(1,594)	$50.19	(2,012)	$48.29	(2,875)	$43.77
Vested and released	(24,016)	$46.28	(24,755)	$41.33	(22,896)	$40.88
Ending non-vested balance	44,682	$51.05	70,292	$49.40	72,615	$45.77
The aggregate grant date fair value of purchase match units vested and released in 2018, 2017 and 2016 totaled $1.1 million, $1.0 million and $0.9 million, respectively. The aggregate intrinsic value of purchase match share units vested and released in 2018, 2017 and 2016 (including units paid in cash to cover tax withholdings) totaled $1.1 million, $1.4 million and $1.2 million, respectively.
Stock Options
ProAssurance also had certain fully-vested employee stock options outstanding during 2016, as summarized below. ProAssurance had no options exercised during 2018 and 2017 and no outstanding options at December 31, 2018, 2017 or 2016.

	2018		2017		2016
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding, vested and exercisable, beginning of year	—	$—	—	$—	2,144	$25.02
Exercised	—	$—	—	$—	(2,144)	$25.02
Outstanding, vested and exercisable, end of year	—	$—	—	$—	—	$—
The aggregate intrinsic value of options exercised totaled $0.1 million for the year ended December 31, 2016. There were no cash proceeds from options exercised during the year ended December 31, 2016.
14. Variable Interest Entities
ProAssurance holds passive interests in a number of entities that are considered to be VIEs under GAAP guidance. ProAssurance's VIE interests principally consist of interests in LPs/LLCs formed for the purpose of achieving diversified equity and debt returns. ProAssurance's VIE interests, carried as a part of investment in unconsolidated subsidiaries, totaled $285.8 million at December 31, 2018 and $269.0 million at December 31, 2017. ProAssurance's VIE interests, carried as a part of other investments, totaled $33.9 million at December 31, 2017.
ProAssurance does not have power over the activities that most significantly impact     the economic performance of these VIEs and thus is not the primary beneficiary. Therefore, ProAssurance has not consolidated these VIEs. ProAssurance’s involvement with each VIE is limited to its direct ownership interest in the VIE. Except for the funding commitments disclosed in Note 9, ProAssurance has no arrangements with any of the VIEs to provide other financial support to or on behalf of the VIE. At December 31, 2018, ProAssurance’s maximum loss exposure relative to these investments was limited to the carrying value of ProAssurance’s investment in the VIE.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018

15. Earnings Per Share
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

(In thousands, except per share data)	Year Ended December 31
	2018	2017	2016
Weighted average number of common shares outstanding, basic	53,598	53,393	53,216
Dilutive effect of securities:
Restricted Share Units	70	85	73
Performance Share Units	63	110	135
Purchase Match Units	18	23	24
Weighted average number of common shares outstanding, diluted	53,749	53,611	53,448
Effect of dilutive shares on earnings per share	$—	$(0.01)	$(0.01)
All dilutive common share equivalents are reflected in the earnings per share calculation while antidilutive common share equivalents are not reflected in the earnings per share calculation. The diluted weighted average number of common shares outstanding for the years ended December 31, 2018 and 2017 exclude approximately 2,000 and 7,000 common share equivalents issuable under the Company's stock compensation plans, respectively, as their effect would be antidilutive. There were no common share equivalents that were antidilutive for the year ended December 31, 2016.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018

16. Segment Information
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
Segregated Portfolio Cell Reinsurance reflects the operating results (underwriting profit or loss, plus investment results) of SPCs at Eastern Re and Inova Re, the Company's Cayman Islands SPC operations. The SPCs assume workers' compensation insurance, healthcare professional liability insurance or a combination of the two from the Workers' Compensation Insurance and Specialty P&C segments. Each SPC is owned, fully or in part, by an agency, group or association and the operating results of the SPCs are due to the participants of that cell. ProAssurance participates to a varying degree in the results of selected SPCs. SPC operating results due to external cell participants are reflected as a SPC dividend expense in the Segregated Portfolio Cell Reinsurance segment and in ProAssurance's Consolidated Statements of Income and Comprehensive Income. In addition, the Segregated Portfolio Cell Reinsurance segment includes the SPC investment results as the investments are solely for the benefit of the cell participants and investment results due to external cell participants are reflected in the SPC dividend expense. The segment operating results reflects ProAssurance's share of the underwriting and investment results of the SPCs in which ProAssurance participates.
During the first quarter of 2018, ProAssurance restructured its Cayman Islands SPC operations. Beginning in 2018, all new and renewing alternative market business previously ceded to the SPCs at Eastern Re, with the exception of one program, is now ceded to SPCs operated by a newly formed wholly owned Cayman Islands subsidiary, Inova Re. As part of the restructuring, all SPCs previously operated by Eastern Re, with the exception of one program, ceased assuming new and renewing business on or after January 1, 2018. The external cell participants' cumulative undistributed earnings and the results of all SPCs for the current period due to external cell participants continue to be reported as SPC dividends payable and SPC dividend expense, respectively.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018

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
Corporate includes ProAssurance's investment operations, other than those reported in the Segregated Portfolio Cell Reinsurance and Lloyd's Syndicates segments, interest expense and U.S. income taxes. The segment also includes non-premium revenues generated outside of the Company's insurance entities and corporate expenses.
The accounting policies of the segments are described in Note 1. ProAssurance evaluates the performance of its Specialty P&C and Workers' Compensation Insurance segments based on before tax underwriting profit or loss, which excludes investment performance. ProAssurance evaluates the performance of its Segregated Portfolio Cell Reinsurance segment based on before tax operating profit or loss, which includes the investment performance of assets solely allocated to SPC operations. Performance of the Lloyd's Syndicates segment is evaluated based on underwriting profit or loss, plus investment results of investment assets solely allocated to Lloyd's Syndicate operations, net of U.K. income tax expense. Performance of the Corporate segment is evaluated based on the contribution made to consolidated after-tax results. ProAssurance accounts for inter-segment transactions as if the transactions were to third parties at current market prices. Assets are not allocated to segments because investments, other than the investments discussed above that are solely allocated to the Segregated Portfolio Cell Reinsurance and Lloyd's Syndicates segments, and other assets are not managed at the segment level.
Financial results by segment were as follows:

	Year Ended December 31, 2018
(In thousands)	Specialty P&C	Workers' Compensation Insurance	Segregated Portfolio Cell Reinsurance	Lloyd's Syndicates	Corporate	Inter-segment Eliminations	Consolidated
Net premiums earned	$491,787	$186,079	73,940	$67,047	$—	$—	$818,853
Net investment income	—	—	1,566	3,358	86,960	—	91,884
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	—	8,948	—	8,948
Net realized gains (losses)	—	—	(3,149)	(460)	(39,879)	—	(43,488)
Other income (expense)(1)	5,844	2,412	211	322	3,525	(2,481)	9,833
Net losses and loss adjustment expenses	(384,431)	(118,483)	(38,726)	(51,570)	—	—	(593,210)
Underwriting, policy acquisition and operating expenses(1)	(112,419)	(55,693)	(22,426)	(31,686)	(18,767)	2,435	(238,556)
Segregated portfolio cells dividend (expense) income	—	—	(9,122)	—	—	—	(9,122)
Interest expense	—	—	—	—	(16,163)	46	(16,117)
Income tax benefit (expense)	—	—	—	317	17,715	—	18,032
Segment operating results	$781	$14,315	$2,294	$(12,672)	$42,339	$—	$47,057
Significant non-cash items:
Depreciation and amortization, net of accretion	$7,050	$3,850	$441	$(8)	$9,922	$—	$21,255

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018

	Year Ended December 31, 2017
(In thousands)	Specialty P&C	Workers' Compensation Insurance	Segregated Portfolio Cell Reinsurance	Lloyd's Syndicates	Corporate	Inter-segment Eliminations	Consolidated
Net premiums earned	$449,823	$163,309	$68,197	$57,202	$—	$—	$738,531
Net investment income	—	—	1,059	1,736	92,867	—	95,662
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	—	8,033	—	8,033
Net realized gains (losses)	—	—	3,914	107	12,388	—	16,409
Other income (expense)(1)	5,688	2,096	115	(1,476)	2,888	(1,797)	7,514
Net losses and loss adjustment expenses	(285,250)	(102,233)	(37,455)	(44,220)	—	—	(469,158)
Underwriting, policy acquisition and operating expenses(1)	(107,972)	(52,576)	(20,764)	(26,963)	(29,275)	1,797	(235,753)
Segregated portfolio cells dividend (expense) income (2)	(5,181)	—	(10,590)	—	—	—	(15,771)
Interest expense	—	—	—	—	(16,844)	—	(16,844)
Income tax benefit (expense)(2)	—	—	—	568	(21,927)	—	(21,359)
Segment operating results	$57,108	$10,596	$4,476	$(13,046)	$48,130	$—	$107,264
Significant non-cash items:
Depreciation and amortization, net of accretion	$7,922	$3,480	$680	$(20)	$16,734	$—	$28,796

	Year Ended December 31, 2016
(In thousands)	Specialty P&C	Workers' Compensation Insurance	Segregated Portfolio Cell Reinsurance	Lloyd's Syndicates	Corporate	Inter-segment Eliminations	Consolidated
Net premiums earned	$454,506	$161,988	$62,137	$54,650	$—	$—	$733,281
Net investment income	—	—	711	1,410	97,891	—	100,012
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	—	(5,762)	—	(5,762)
Net realized gains (losses)	—	—	2,525	76	32,274	—	34,875
Other income (expense)(1)	5,306	2,218	18	1,415	1,069	(2,218)	7,808
Net losses and loss adjustment expenses	(266,090)	(107,791)	(35,232)	(34,116)	—	—	(443,229)
Underwriting, policy acquisition and operating expenses(1)	(103,656)	(53,597)	(18,936)	(22,832)	(30,807)	2,218	(227,610)
Segregated portfolio cells dividend (expense) income	—	—	(8,142)	—	—	—	(8,142)
Interest expense	—	—	—	—	(15,032)	—	(15,032)
Income tax benefit (expense)	—	—	—	(384)	(24,736)	—	(25,120)
Segment operating results	$90,066	$2,818	$3,081	$219	$54,897	$—	$151,081
Significant non-cash items:
Depreciation and amortization, net of accretion	$7,268	$5,600	$595	$132	$19,194	$—	$32,789
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

(2) During 2017, ProAssurance recognized a $5.2 million pre-tax expense related to previously unrecognized SPC dividend expense for the cumulative earnings of unrelated parties that have owned segregated portfolio cells at various periods since 2003 in a Bermuda captive insurance operation managed by the Company's HCPL line of business within the Specialty P&C segment. The expense recorded in 2017 related to periods prior to the then current period and was unrelated to the Company's Cayman Islands captive operations. The $1.8 million tax impact of the expense recognized in 2017 was included in the Corporate segment's income tax benefit (expense).

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2018

The following table provides detailed information regarding ProAssurance's gross premiums earned by product as well as a reconciliation to net premiums earned. All gross premiums earned are from external customers except as noted. ProAssurance's insured risks are primarily within the U.S.

	Year Ended December 31
(In thousands)	2018	2017	2016
Specialty P&C Segment
Gross premiums earned:
Healthcare professional liability	$518,303	$477,561	$474,981
Legal professional liability	26,094	25,771	26,125
Medical technology liability	35,157	33,836	34,158
Other	468	415	667
Ceded premiums earned	(88,235)	(87,760)	(81,425)
Segment net premiums earned	491,787	449,823	454,506

Workers' Compensation Insurance Segment
Gross premiums earned:
Traditional business	199,466	173,246	171,434
Alternative market business	83,508	80,698	75,658
Ceded premiums earned	(96,895)	(90,635)	(85,104)
Segment net premiums earned	186,079	163,309	161,988

Segregated Portfolio Cell Reinsurance Segment
Gross premiums earned:
Workers' compensation (1)	78,255	72,814	66,899
Healthcare professional liability(2)	5,009	4,097	3,310
Ceded premiums earned	(9,324)	(8,714)	(8,072)
Segment net premiums earned	73,940	68,197	62,137

Lloyd's Syndicates Segment
Gross premiums earned:
Property and casualty(3)	83,307	69,749	60,564
Ceded premiums earned	(16,260)	(12,547)	(5,914)
Segment net premiums earned	67,047	57,202	54,650

Consolidated net premiums earned	$818,853	$738,531	$733,281
(1) Premium for all periods is assumed from the Workers' Compensation Insurance segment.
(2) Premium for all periods is assumed from the Specialty P&C segment.
(3) Includes premium assumed from the Specialty P&C segment of $5.0 million, $11.8 million and $14.0 million for years ended December 31, 2018, 2017 and 2016, respectively.
17. Benefit Plans
ProAssurance maintains the ProAssurance Savings Plan that is intended to provide retirement income to eligible employees. ProAssurance provides employer contributions to the plan of up to 10% of salary for qualified employees. ProAssurance incurred expense related to the ProAssurance Savings Plan of $7.0 million, $7.8 million and $6.9 million during the years ended December 31, 2018, 2017 and 2016, respectively.
ProAssurance also maintains the ProAssurance Plan that allows participating management employees to defer a portion of their current salary. ProAssurance incurred expense related to the ProAssurance Plan of $0.3 million during each of the years ended December 31, 2018, 2017 and 2016. ProAssurance deferred compensation liabilities totaled $21.3 million and $20.5 million at December 31, 2018 and 2017, respectively. The liabilities included amounts due under the ProAssurance Plan and amounts due under individual agreements with current or former employees.
18. Statutory Accounting and Dividend Restrictions
ProAssurance’s domestic U.S. insurance subsidiaries are required to file statutory financial statements with state insurance regulatory authorities, prepared based upon SAP prescribed or permitted by regulatory authorities. ProAssurance did not use any prescribed or permitted SAP that differed from the NAIC's SAP at December 31, 2018, 2017 or 2016. Differences between net income prepared in accordance with GAAP and statutory net income are principally due to: (a) policy acquisition and certain software and equipment costs which are deferred under GAAP but expensed for statutory purposes and (b) certain deferred income taxes which are recognized under GAAP but are not recognized for statutory purposes.
The NAIC specifies risk-based capital requirements for property and casualty insurance providers. At December 31, 2018, actual statutory capital and surplus for each of ProAssurance’s insurance subsidiaries substantially exceeded the regulatory requirements. Net earnings and capital and surplus of ProAssurance’s insurance subsidiaries on a statutory basis are shown in the following table.

(In millions)
Statutory Net Earnings			Statutory Capital and Surplus
2018	2017	2016	2018	2017
$135	$139	$163	$1,041	$1,175
At December 31, 2018, $1.3 billion of ProAssurance's consolidated net assets were held at its domestic insurance subsidiaries, of which approximately $128 million are permitted to be paid as dividends over the course of 2019 without prior approval of state insurance regulators. However, the payment of any dividend requires prior notice to the insurance regulator in the state of domicile and the regulator may prevent the dividend if, in its judgment, payment of the dividend would have an adverse effect on the capital and surplus of the insurance subsidiary.
19. Quarterly Results of Operations (unaudited)
The following is a summary of unaudited quarterly results of operations for 2018 and 2017:

	2018*
(In thousands, except per share data)	1st	2nd	3rd	4th
Net premiums earned	$187,159	$223,591	$206,070	$202,033
Net losses and loss adjustment expenses:
Current year	$152,572	$184,543	$169,154	$179,056
Favorable development of reserves established in prior years, net	$(22,786)	$(22,815)	$(21,549)	$(24,967)
Net income (loss)	$11,856	$28,423	$31,228	$(24,450)
Basic earnings per share	$0.22	$0.53	$0.58	$(0.46)
Diluted earnings per share	$0.22	$0.53	$0.58	$(0.46)

	2017*
(In thousands, except per share data)	1st	2nd	3rd	4th
Net premiums earned	$182,903	$180,353	$192,303	$182,972
Net losses and loss adjustment expenses:
Current year	$147,927	$144,562	$161,631	$149,399
Favorable development of reserves established in prior years, net	$(28,776)	$(29,012)	$(32,275)	$(44,297)
Net income (loss)	$41,455	$19,518	$28,949	$17,342
Basic earnings per share	$0.78	$0.37	$0.54	$0.32
Diluted earnings per share	$0.77	$0.36	$0.54	$0.32
*Due to rounding, the sum of quarterly amounts may not equal the total amount for the respective year-to-date periods

ProAssurance Corporation and Subsidiaries
Schedule I -- Summary of Investments -- Other than Investments in Related Parties
(In thousands)

	December 31, 2018
Type of Investment	Recorded Cost Basis	Fair Value	Amount Which is Presented in the Balance Sheet
Fixed maturities
Bonds:
U.S. Government or government agencies and authorities	$171,770	$170,154	$170,154
States, municipalities and political subdivisions	289,544	293,772	293,772
Foreign governments	30,318	29,892	29,892
Public utilities	76,735	76,059	76,059
All other corporate bonds	1,160,474	1,140,356	1,140,356
Certificates of deposit	100	100	100
Mortgage-backed securities	426,329	421,653	421,653
Total Fixed Maturities	2,155,270	2,131,986	2,131,986
Equity Securities
Common Stocks:
Public utilities	7,553	9,177	9,177
Banks, trusts and insurance companies	64,148	62,344	62,344
Industrial, miscellaneous and all other	379,230	371,416	371,416
Total Equity Securities, trading	450,931	442,937	442,937
Other long-term investments	352,654	466,140	466,140
Short-term investments	308,367	308,319	308,319
Total Investments	$3,267,222	$3,349,382	$3,349,382

ProAssurance Corporation and Subsidiaries
Schedule II – Condensed Financial Information of Registrant
Condensed Balance Sheet
(In thousands)

	December 31, 2018	December 31, 2017
Assets
Investment in subsidiaries, at equity	$1,599,486	$1,713,656
Fixed maturities available for sale, at fair value	78,076	155,094
Short-term investments	76,347	268,181
Investment in unconsolidated subsidiaries	875	1,200
Cash and cash equivalents	25,757	81,009
Due from subsidiaries	—	2,666
Other assets	45,683	33,829
Total Assets	$1,826,224	$2,255,635
Liabilities and Shareholders’ Equity
Liabilities:
Due to subsidiaries	$4,067	$—
Dividends payable	43,446	267,292
Other liabilities	6,823	22,008
Debt less debt issuance costs	248,886	371,540
Total Liabilities	303,222	660,840
Shareholders’ Equity:
Common stock	630	628
Other shareholders’ equity, including unrealized gains (losses) on securities of subsidiaries	1,522,372	1,594,167
Total Shareholders’ Equity	1,523,002	1,594,795
Total Liabilities and Shareholders’ Equity	$1,826,224	$2,255,635

ProAssurance Corporation and Subsidiaries
Schedule II – Condensed Financial Information of Registrant
Condensed Statements of Income
(In thousands)

	Year Ended December 31
	2018	2017	2016
Revenues
Net investment income	$3,495	$7,646	$6,359
Equity in earnings (loss) of unconsolidated subsidiaries	(325)	(137)	(155)
Net realized investment gains (losses)	(789)	(8,606)	405
Other income (loss)	977	921	(960)
Total revenues	3,358	(176)	5,649
Expenses
Interest expense	14,844	16,440	15,030
Other expenses	17,092	26,351	28,305
Total expenses	31,936	42,791	43,335
Income (loss) before income tax expense (benefit) and equity in net income of consolidated subsidiaries	(28,578)	(42,967)	(37,686)
Income tax expense (benefit)	(7,142)	(13,293)	(12,583)
Income (loss) before equity in net income of consolidated subsidiaries	(21,436)	(29,674)	(25,103)
Equity in net income of consolidated subsidiaries	68,493	136,938	176,184
Net income	47,057	107,264	151,081
Other comprehensive income (loss)	(35,238)	(2,488)	(6,456)
Comprehensive income	$11,819	$104,776	$144,625

ProAssurance Corporation and Subsidiaries
Schedule II – Condensed Financial Information of Registrant
Condensed Statements of Cash Flow
(In thousands)

	Year Ended December 31
	2018	2017	2016
Net cash provided (used) by operating activities	$27,981	$67,779	$41,356
Investing activities
(Investments in) distributions from unconsolidated subsidiaries, net:
Other partnership investments	—	—	(1,000)
Proceeds from sales or maturities of:
Fixed maturities, available for sale	169,822	295,035	100,240
Net decrease (increase) in short-term investments	194,035	11,811	(262,169)
Dividends from subsidiaries	29,395	99,694	70,125
Contribution of capital to subsidiaries	—	—	(1,983)
Unsettled security transactions, net of change	—	1,100	(1,100)
Funds (advanced) repaid for Lloyd's FAL deposit	(21,576)	(25,449)	—
Funds (advanced) repaid under Syndicate Credit Agreement	(11,232)	(6,883)	1,695
Funds (advanced) repaid under a business investment line of credit	—	(4,066)	(3,090)
Other	330	(2,276)	(2,805)
Net cash provided (used) by investing activities	360,774	368,966	(100,087)
Financing activities
Borrowings (repayments) under Revolving Credit Agreement	(123,000)	(77,000)	100,000
Repurchase of common stock	—	—	(2,106)
Subsidiary payments for common shares and share-based compensation awarded to subsidiary employees	1,154	12,030	11,384
Dividends to shareholders	(316,476)	(315,228)	(118,812)
Other	(5,685)	(6,868)	(3,697)
Net cash provided (used) by financing activities	(444,007)	(387,066)	(13,231)
Increase (decrease) in cash and cash equivalents	(55,252)	49,679	(71,962)
Cash and cash equivalents at beginning of period	81,009	31,330	103,292
Cash and cash equivalents at end of period	$25,757	$81,009	$31,330

Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes, net of refunds	$4,966	$17,193	$(8,519)
Cash paid during the year for interest	$14,777	$15,892	$14,732

Significant non-cash transactions:
Dividends declared and not yet paid	$43,446	$267,292	$265,659
Securities transferred at fair value as dividends from subsidiaries	$98,292	$190,709	$174,270

ProAssurance Corporation and Subsidiaries
Schedule II – Condensed Financial Information of Registrant
Note to Condensed Financial Statements of Registrant

Basis of Presentation
The registrant-only financial statements should be read in conjunction with ProAssurance Corporation’s Consolidated Financial Statements and Notes thereto.
At December 31, 2018 and 2017, PRA investment in subsidiaries is stated at the initial consolidation value plus equity in the undistributed earnings of subsidiaries since the date of acquisition.
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
Reclassifications
Effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, ProAssurance Corporation adopted ASU 2016-15 which provides guidance related to the classification of certain cash receipts and cash payments presented in the statement of cash flows. As a result of the adoption, ProAssurance Corporation reclassified approximately $24.4 million and $9.9 million in distributions from unconsolidated subsidiaries from investing activities to operating activities in the registrant-only Condensed Statements of Cash Flow for the years ended December 31, 2017 and 2016, respectively. See Note 1 of the Notes to Consolidated Financial Statements for additional information.

ProAssurance Corporation and Subsidiaries
Schedule III – Supplementary Insurance Information
(In thousands)

	2018	2017	2016
Net premiums earned
Specialty P&C	$491,787	$449,823	$454,506
Workers' Compensation Insurance	186,079	163,309	161,988
Segregated Portfolio Cell Reinsurance	73,940	68,197	62,137
Lloyd's Syndicates	67,047	57,202	54,650
Consolidated	$818,853	$738,531	$733,281
Net investment income (1)
Segregated Portfolio Cell Reinsurance	$1,566	$1,059	$711
Lloyd's Syndicates	3,358	1,736	1,410
Corporate	86,960	92,867	97,891
Consolidated	$91,884	$95,662	$100,012
Losses and loss adjustment expenses incurred related to current year, net of reinsurance
Specialty P&C	$461,516	$404,543	$403,249
Workers' Compensation Insurance	126,534	107,975	109,342
Segregated Portfolio Cell Reinsurance	47,693	45,968	39,801
Lloyd's Syndicates	49,583	45,032	34,615
Consolidated	$685,326	$603,518	$587,007
Losses and loss adjustment expenses incurred related to prior year, net of reinsurance
Specialty P&C	$(77,085)	$(119,293)	$(137,159)
Workers' Compensation Insurance	(8,051)	(5,742)	(1,551)
Segregated Portfolio Cell Reinsurance	(8,967)	(8,513)	(4,569)
Lloyd's Syndicates	1,987	(812)	(499)
Consolidated	$(92,116)	$(134,360)	$(143,778)
Paid losses and loss adjustment expenses, net of reinsurance
Specialty P&C	$354,221	$320,776	$341,189
Workers' Compensation Insurance	108,742	96,734	89,418
Segregated Portfolio Cell Reinsurance	29,320	28,761	27,391
Lloyd's Syndicates	37,496	29,926	21,254
Inter-segment eliminations	200	118	—
Consolidated	$529,979	$476,315	$479,252
Amortization of DPAC
Specialty P&C	$52,253	$47,615	$44,344
Workers' Compensation Insurance	16,864	14,551	13,273
Segregated Portfolio Cell Reinsurance	21,039	19,927	18,385
Lloyd's Syndicate	15,913	15,194	13,769
Inter-segment eliminations	(1,568)	(1,536)	(1,393)
Consolidated	$104,501	$95,751	$88,378
Other underwriting, policy acquisition and operating expenses
Specialty P&C	$60,166	$60,357	$59,312
Workers' Compensation Insurance	38,829	38,025	40,324
Segregated Portfolio Cell Reinsurance	1,387	837	551
Lloyd's Syndicates	15,773	11,769	9,063
Corporate	18,767	29,275	30,807
Inter-segment eliminations	(867)	(261)	(825)
Consolidated	$134,055	$140,002	$139,232
Continued on the following page.

ProAssurance Corporation and Subsidiaries
Schedule III – Supplementary Insurance Information
(In thousands)

	2018	2017	2016
Continued from previous page
Net premiums written
Specialty P&C	$494,148	$466,621	$454,718
Workers' Compensation Insurance	195,350	173,566	163,513
Segregated Portfolio Cell Reinsurance	75,547	68,862	64,028
Lloyd's Syndicates	69,869	54,969	56,274
Consolidated	$834,914	$764,018	$738,533
Deferred policy acquisition costs (1)	$54,116	$50,261	$46,809
Reserve for losses and loss adjustment expenses (1)	$2,119,847	$2,048,381	$1,993,428
Unearned premiums (1)	$415,211	$398,884	$372,563
(1) Assets are not allocated to segments because investments and assets are not managed at the segment level.

ProAssurance Corporation and Subsidiaries
Schedule IV - Reinsurance
($ in thousands)

	2018	2017	2016
Property and Liability *
Premiums earned	$903,354	$821,249	$790,791
Premiums ceded	(126,036)	(110,347)	(95,315)
Premiums assumed	41,535	27,629	37,805
Net premiums earned	$818,853	$738,531	$733,281
Percentage of amount assumed to net	5.07%	3.74%	5.16%
* All of ProAssurance’s premiums are related to property and liability coverages.

EXHIBIT INDEX

Exhibit Number	Description

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
Howard H. Friedman Dana S. Hendricks Jeffrey P. Lisenby Frank B. O’Neil Edward L. Rand Jr.
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
Michael L. Boguski
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