Form 10-Q
period 2019-03-31
PROASSURANCE CORP
filed 2019-05-01
CIK 1127703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2019 or

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
As of April 25, 2019, there were 53,742,438 shares of the registrant’s common stock outstanding.

Glossary of Terms and Acronyms

When the following terms and acronyms appear in the text of this report, they have the meanings indicated below.

Term	Meaning
AOCI	Accumulated other comprehensive income (loss)
ASU	Accounting Standards Update
BEAT	Base erosion anti-abuse tax
Board	Board of Directors of ProAssurance Corporation
BOLI	Business owned life insurance
Council of Lloyd's	The governing body for Lloyd's of London
CODM	Chief Operating Decision Maker
DDR	Death, disability and retirement
DPAC	Deferred policy acquisition costs
Eastern Re	Eastern Re, LTD, S.P.C.
EBUB	Earned but unbilled premium
FAL	Funds at Lloyd's
FASB	Financial Accounting Standards Board
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FNMA	Federal National Mortgage Association
GAAP	Generally accepted accounting principles in the United States of America
GILTI	Global intangible low-taxed income
GNMA	Government National Mortgage Association
HCPL	Healthcare professional liability
IBNR	Incurred but not reported
Inova Re	Inova Re, LTD, S.P.C.
IRS	Internal Revenue Service
LIBOR	London Interbank Offered Rate
LLC	Limited liability company
Lloyd's	Lloyd's of London market
LP	Limited partnership
LPT	Loss portfolio transfer
Medical technology liability	Medical technology and life sciences products liability
Mortgage Loans	Two ten-year mortgage loans collectively with an original borrowing amount of approximately $40 million, each entered into by a subsidiary of ProAssurance
NAIC	National Association of Insurance Commissioners
NAV	Net asset value
NOL	Net operating loss
NRSRO	Nationally recognized statistical rating organization
NYSE	New York Stock Exchange
OCI	Other comprehensive income (loss)
OTTI	Other-than-temporary impairment
PCAOB	Public Company Accounting Oversight Board
Revolving Credit Agreement	ProAssurance's $250 million revolving credit agreement
ROE	Return on equity
ROU	Right-of-use
SAP	Statutory accounting principles

Term	Meaning
SEC	Securities and Exchange Commission
SPA	Special Purpose Arrangement
SPC	Segregated portfolio cell
Specialty P&C	Specialty Property and Casualty
Syndicate 1729	Lloyd's of London Syndicate 1729
Syndicate 6131	Lloyd's of London Syndicate 6131, a Special Purpose Arrangement with Lloyd's of London Syndicate 1729
Syndicate Credit Agreement	Unconditional revolving credit agreement with the Premium Trust Fund of Syndicate 1729
TCJA	Tax Cuts and Jobs Act H.R.1 of 2017
U.K.	United Kingdom of Great Britain and Northern Ireland
ULAE	Unallocated loss adjustment expense
VIE	Variable interest entity

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

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share data)

	March 31, 2019	December 31, 2018
Assets
Investments
Fixed maturities, available for sale, at fair value; amortized cost, $2,175,109 and $2,116,825, respectively	$2,185,798	$2,093,798
Fixed maturities, trading, at fair value; cost, $43,031 and $38,445, respectively	42,973	38,188
Equity investments, at fair value; cost, $451,925 and $450,931, respectively	476,324	442,937
Short-term investments	217,788	308,319
Business owned life insurance	64,549	64,096
Investment in unconsolidated subsidiaries	390,854	367,757
Other investments, $33,441 and $31,344 at fair value, respectively, otherwise at cost or amortized cost	36,328	34,287
Total Investments	3,414,614	3,349,382
Cash and cash equivalents	71,830	80,471
Premiums receivable	289,126	261,466
Receivable from reinsurers on paid losses and loss adjustment expenses	27,956	11,558
Receivable from reinsurers on unpaid losses and loss adjustment expenses	349,319	343,820
Prepaid reinsurance premiums	45,095	40,631
Deferred policy acquisition costs	56,923	54,116
Deferred tax asset, net	15,685	29,108
Real estate, net	30,688	31,114
Operating lease ROU assets	17,227	—
Intangible assets, net	75,267	76,776
Goodwill	210,725	210,725
Other assets	112,653	111,559
Total Assets	$4,717,108	$4,600,726
Liabilities and Shareholders' Equity
Liabilities
Policy liabilities and accruals
Reserve for losses and loss adjustment expenses	$2,158,995	$2,119,847
Unearned premiums	457,607	415,211
Reinsurance premiums payable	54,692	55,614
Total Policy Liabilities	2,671,294	2,590,672
Operating lease liabilities	18,036	—
Other liabilities	178,395	199,295
Debt less debt issuance costs	287,487	287,757
Total Liabilities	3,155,212	3,077,724
Shareholders' Equity
Common shares, par value $0.01 per share, 100,000,000 shares authorized, 63,093,580 and 62,989,421 shares issued, respectively	631	630
Additional paid-in capital	383,494	384,713
Accumulated other comprehensive income (loss), net of deferred tax expense (benefit) of $2,449 and ($4,355), respectively	8,655	(16,911)
Retained earnings	1,586,393	1,571,847
Treasury shares, at cost, 9,352,373 shares as of each respective period end	(417,277)	(417,277)
Total Shareholders' Equity	1,561,896	1,523,002
Total Liabilities and Shareholders' Equity	$4,717,108	$4,600,726
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Changes in Capital (Unaudited)
(In thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2018	$630	$384,713	$(16,911)	$1,571,847	$(417,277)	$1,523,002
Cumulative-effect adjustment- ASU 2018-07 adoption*	—	—	—	(444)	—	(444)
Common shares issued for compensation and effect of shares reissued to stock purchase plan	—	176	—	—	—	176
Share-based compensation	—	1,237	—	—	—	1,237
Net effect of restricted and performance shares issued	1	(2,632)	—	—	—	(2,631)
Dividends to shareholders	—	—	—	(16,660)	—	(16,660)
Other comprehensive income (loss)	—	—	25,566	—	—	25,566
Net income	—	—	—	31,650	—	31,650
Balance at March 31, 2019	$631	$383,494	$8,655	$1,586,393	$(417,277)	$1,561,896

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2017	$628	$383,077	$14,911	$1,614,186	$(418,007)	$1,594,795
Cumulative-effect adjustment- ASU 2016-01 adoption	—	—	—	8,334	—	8,334
Cumulative-effect adjustment- ASU 2018-02 adoption	—	—	3,416	(3,416)	—	—
Common shares issued for compensation and effect of shares reissued to stock purchase plan	—	122	—	—	(2)	120
Share-based compensation	—	902	—	—	—	902
Net effect of restricted and performance shares issued	2	(3,851)	—	—	—	(3,849)
Dividends to shareholders	—	—	—	(16,616)	—	(16,616)
Other comprehensive income (loss)	—	—	(26,373)	—	—	(26,373)
Net income	—	—	—	11,856	—	11,856
Balance at March 31, 2018	$630	$380,250	$(8,046)	$1,614,344	$(418,009)	$1,569,169
* See Note 1 for discussion of accounting guidance adopted during the period.
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31
	2019	2018
Revenues
Net premiums earned	$208,149	$187,159
Net investment income	22,818	22,027
Equity in earnings (loss) of unconsolidated subsidiaries	(810)	1,640
Net realized investment gains (losses):
OTTI losses	(136)	—
Portion of OTTI losses recognized in other comprehensive income before taxes	87	—
Net impairment losses recognized in earnings	(49)	—
Other net realized investment gains (losses)	36,672	(12,517)
Total net realized investment gains (losses)	36,623	(12,517)
Other income	2,095	2,723
Total revenues	268,875	201,032
Expenses
Net losses and loss adjustment expenses	159,755	129,786
Underwriting, policy acquisition and operating expenses
Operating expense	33,290	32,467
DPAC amortization	28,102	24,893
Segregated portfolio cells dividend expense (income)	4,787	1,747
Interest expense	4,330	3,705
Total expenses	230,264	192,598
Income before income taxes	38,611	8,434
Provision for income taxes
Current expense (benefit)	343	(1,328)
Deferred expense (benefit)	6,618	(2,094)
Total income tax expense (benefit)	6,961	(3,422)
Net income	31,650	11,856
Other comprehensive income (loss), after tax, net of reclassification adjustments	25,566	(26,373)
Comprehensive income (loss)	$57,216	$(14,517)
Earnings per share
Basic	$0.59	$0.22
Diluted	$0.59	$0.22
Weighted average number of common shares outstanding:
Basic	53,683	53,515
Diluted	53,808	53,682
Cash dividends declared per common share	$0.31	$0.31
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended March 31
	2019	2018
Operating Activities
Net income	$31,650	$11,856
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net of accretion	5,036	6,079
(Increase) decrease in cash surrender value of BOLI	(453)	(449)
Net realized investment (gains) losses	(36,623)	12,517
Share-based compensation	1,228	902
Deferred income tax expense (benefit)	6,618	(2,094)
Policy acquisition costs, net of amortization (net deferral)	(2,807)	(504)
Equity in (earnings) loss of unconsolidated subsidiaries	810	(1,640)
Distributed earnings from unconsolidated subsidiaries	1,938	7,018
Other	1,337	752
Other changes in assets and liabilities:
Premiums receivable	(27,660)	(9,559)
Reinsurance related assets and liabilities	(27,283)	9,651
Other assets	(1,447)	6,254
Reserve for losses and loss adjustment expenses	39,148	8,420
Unearned premiums	42,396	27,743
Other liabilities	504	(3,592)
Net cash provided (used) by operating activities	34,392	73,354
Investing Activities
Purchases of:
Fixed maturities, available for sale	(179,107)	(367,872)
Fixed maturities, trading	(4,614)	(4,162)
Equity investments	(25,016)	(67,129)
Other investments	(4,602)	(7,108)
Funding of qualified affordable housing project tax credit partnerships	(247)	—
Investment in unconsolidated subsidiaries	(31,150)	(21,985)
Proceeds from sales or maturities of:
Fixed maturities, available for sale	119,425	459,822
Equity investments	25,812	51,085
Other investments	4,738	6,092
Return of invested capital from unconsolidated subsidiaries	5,305	11,783
Net sales or maturities (purchases) of short-term investments	90,698	82,976
Unsettled security transactions, net change	5,440	22,421
Purchases of capital assets	(2,572)	(1,836)
Repayments (advances) under Syndicate Credit Agreement	(212)	(17,980)
Other	(30)	—
Net cash provided (used) by investing activities	3,868	146,107
Continued on the following page.

	Three Months Ended March 31
	2019	2018
Continued from the previous page.
Financing Activities
Borrowings (repayments) under Revolving Credit Agreement	—	(40,000)
Repayments of Mortgage Loans	(362)	(349)
Dividends to shareholders	(43,338)	(266,734)
Capital contribution received from (return of capital to) external segregated portfolio cell participants	(562)	251
Other	(2,639)	(3,877)
Net cash provided (used) by financing activities	(46,901)	(310,709)
Increase (decrease) in cash and cash equivalents	(8,641)	(91,248)
Cash and cash equivalents at beginning of period	80,471	134,495
Cash and cash equivalents at end of period	$71,830	$43,247
Significant Non-Cash Transactions
Dividends declared and not yet paid	$16,660	$16,616

See accompanying notes.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2019

1. Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of ProAssurance Corporation and its consolidated subsidiaries (ProAssurance, PRA or the Company). The financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring adjustments, have been included. ProAssurance’s results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes contained in ProAssurance’s December 31, 2018 report on Form 10-K. In connection with its preparation of the Condensed Consolidated Financial Statements, ProAssurance evaluated events that occurred subsequent to March 31, 2019 for recognition or disclosure in its financial statements and notes to financial statements.
Beginning in the third quarter of 2018, ProAssurance operates in five reportable segments as follows: Specialty P&C, Workers' Compensation Insurance, Segregated Portfolio Cell Reinsurance, Lloyd's Syndicates and Corporate. For more information on the Company's segment reporting, including the nature of products and services provided and financial information by segment, refer to Note 13.
Reclassifications
As a result of the third quarter of 2018 segment reorganization, prior period segment information in Note 13 has been recast to conform to the Company's current segment reporting (see Note 13 for further information).
Certain other insignificant prior period amounts have been reclassified to conform to the current period presentation.
Accounting Policies
Except as added below, the significant accounting policies followed by ProAssurance in making estimates that materially affect financial reporting are summarized in Note 1 of the Notes to Consolidated Financial Statements in ProAssurance’s December 31, 2018 report on Form 10-K.
Leases
ProAssurance is involved in a number of leases primarily for office facilities. The Company determines if an arrangement is a lease at the inception date of the contract and classifies all leases as either financing or operating. Operating leases are included in operating lease ROU assets and operating lease liabilities on the Condensed Consolidated Balance Sheet as of March 31, 2019. The ROU asset represents the right to use the underlying asset (office space) for the lease term. As of March 31, 2019, ProAssurance has no leases that are classified as financing leases.
Operating ROU assets and operating lease liabilities are recognized as of the lease commencement date based on the present value of the remaining lease payments, discounted over the term of the lease using a discount rate determined based on information available as of the commencement date. As the majority of ProAssurance's lessors do not provide an implicit discount rate, the Company uses its collateralized incremental borrowing rate in determining the present value of remaining lease payments. Due to the adoption of ASU 2016-02 (see further discussion that follows), the Company used its collateralized incremental borrowing rate as of January 1, 2019 for operating leases that commenced prior to that date. Leases with an initial term of twelve months or less are considered short-term and are not recorded on the Condensed Consolidated Balance Sheet; lease expense for these leases is recognized on a straight-line basis over the lease term. Additionally, for leases entered into or reassessed after the adoption of ASU 2016-02, ProAssurance accounts for lease and non-lease components of a contract as a single lease component. Operating lease expense is included as a component of operating expense on the Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2019 and 2018.
Operating lease ROU assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The carrying amount of a ROU asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the underlying leased asset over the remaining lease term. That assessment is based on the carrying amount of the ROU asset at the date it is tested for recoverability and an impairment loss is measured and recognized as the amount by which the carrying amount of the ROU asset exceeds its fair value.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2019

Other Liabilities
Other liabilities consisted of the following:

(In thousands)	March 31, 2019	December 31, 2018
SPC dividends payable	$59,129	$53,604
Unpaid dividends	16,660	43,446
All other	102,606	102,245
Total other liabilities	$178,395	$199,295

SPC dividends payable are the cumulative undistributed earnings contractually payable to the external cell participants of SPCs operated by ProAssurance's Cayman Islands subsidiaries, Eastern Re and Inova Re.
Unpaid dividends represent common stock dividends declared by ProAssurance's Board that had not yet been paid as of March 31, 2019. Unpaid dividends at December 31, 2018 included a special dividend declared in the fourth quarter of 2018 that was paid in January 2019.
Accounting Changes Adopted
Leases (ASU 2016-02)
Effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, the FASB issued guidance that requires a lessee to recognize for all leases (with the exception of short-term leases) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis, and a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. ProAssurance adopted the guidance as of January 1, 2019 using a modified retrospective application and elected the transition option provided that allows companies to continue to apply legacy GAAP in comparative periods. Also, ProAssurance elected the package of practical expedients permitted under the guidance, which allowed the Company to carryforward its historical lease classification, its assessment on whether a contract is or contains a lease and its initial direct costs for any leases that exist prior to adoption of the new standard. Furthermore, ProAssurance elected to combine lease and non-lease components and to keep leases with an initial term of 12 months or less off the Condensed Consolidated Balance Sheet and recognize the associated lease payments in the Condensed Consolidated Statements of Income and Comprehensive Income on a straight-line basis over the lease term. ProAssurance recognized a total ROU asset and total lease liabilities of approximately $19 million on the Condensed Consolidated Balance Sheet as of January 1, 2019 which relate to ProAssurance's real estate operating leases; the Company does not consider these leases to be material to its financial position. Adoption of this guidance had no material impact on ProAssurance's results of operation or cash flows.
ProAssurance's Revolving Credit Agreement contains a financial covenant regarding permitted leverage ratios based upon Consolidated Funded Indebtedness to Consolidated Total Capitalization; however, adoption of this guidance had no material impact on this covenant. ProAssurance’s Mortgage Loans also contain a financial covenant regarding permitted leverage ratios, principally based upon SAP Consolidated Net Worth; however, as the NAIC did not adopt the principles found in ASU 2016-02, adoption of the guidance had no impact on this covenant.
Premium Amortization on Purchased Callable Debt Securities (ASU 2017-08)
Effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, the FASB issued guidance that will require the premium for certain callable debt securities to be amortized over a shorter period than is currently required. Currently amortization is permitted over the contractual life of the instrument and the guidance shortens the amortization to the earliest call date. The purpose of the guidance is to more closely align the amortization period of premiums to expectations incorporated in market pricing on the underlying securities. ProAssurance adopted the guidance as of January 1, 2019. As ProAssurance amortizes premium on callable debt securities to the earliest call date, adoption of the guidance had no material effect on ProAssurance’s results of operations, financial position or cash flows.
Derivatives and Hedging (ASU 2017-12)
Effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, the FASB issued guidance to improve financial reporting of hedging relationships to better portray the entity's risk management activities in the consolidated financial statements. The new guidance eliminates the requirement to separately measure and report hedge ineffectiveness and requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. ProAssurance adopted the guidance as of January 1, 2019. ProAssurance's derivative

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2019

instrument at March 31, 2019 is not designated as a hedging instrument; therefore, adoption had no material effect on ProAssurance's results of operations, financial position or cash flows.
Improvements to Nonemployee Share-Based Payment Accounting (ASU 2018-07)
Effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, the FASB issued guidance which reduces the complexity in accounting for nonemployee share-based payment awards. The new guidance substantially aligns the accounting for nonemployee share-based payment awards with the accounting guidance for employee share-based payment awards with certain exceptions, including the inputs used in estimating the fair value of the nonemployee awards and the period of time and pattern of expense recognition. ProAssurance adopted the guidance as of January 1, 2019 using a modified retrospective application and recorded a cumulative-effect adjustment of approximately $0.4 million to beginning retained earnings in the Condensed Consolidated Statement of Changes in Capital for the three months ended March 31, 2019. Adoption had no material effect of ProAssurance's results of operations or cash flows.
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
benchmark interest rate for hedge accounting purposes. ProAssurance adopted the guidance as of January 1, 2019.
As of March 31, 2019, ProAssurance's derivative instrument is not designated as a hedging instrument; therefore, adoption had no material effect on ProAssurance's results of operations, financial position or cash flows.
Accounting Changes Not Yet Adopted
Improvements to Financial Instruments - Credit Losses (ASU 2016-13)
Effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, the FASB issued guidance that replaces the incurred loss impairment methodology, which delays recognition of credit losses until a probable loss has been incurred, with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Under the new guidance, credit losses are required to be recorded through an allowance for credit losses account and the income statement reflects the measurement for newly recognized financial assets, as well as increases or decreases of expected credit losses that have taken place during the period. Credit losses on available-for-sale fixed maturity securities will be required to be presented as an allowance, rather than as a write-down of the asset, limited to the amount by which the fair value is below amortized cost. Adoption of this guidance is not expected to have a material impact on ProAssurance's available-for-sale fixed maturity portfolio. In addition, ProAssurance's premiums receivable and receivables from reinsurers are also included in the scope of this new guidance; however, ProAssurance has not historically experienced material credit losses due to the financial condition of an insurer or reinsurer. ProAssurance plans to adopt the guidance beginning January 1, 2020 and is in the process of evaluating the effect the new guidance would have on its results of operations and financial position.
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
Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13)
Effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, the FASB issued guidance that eliminates, modifies and adds certain disclosure requirements related to fair value measurements. The new guidance eliminates the requirements to disclose the transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for the timing of transfers between levels of the fair value hierarchy and the valuation process for Level 3 fair value measurements while it modifies existing disclosure requirements related to measurement uncertainty and the requirement to disclose the timing of liquidation of an investee's assets for investments in certain entities that calculate NAV. The new guidance also adds requirements to disclose changes in unrealized gains and losses included in OCI for recurring Level 3 fair value measurements as well as the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. An entity is permitted to early adopt any eliminated or modified disclosure requirements and delay adoption of

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2019

the additional disclosure requirements until the guidance is effective. During the third quarter of 2018, ProAssurance elected to early adopt the provisions that eliminate and modify certain disclosure requirements within Note 2 on a retrospective basis and adoption of these certain provisions had no material effect on ProAssurance’s results of operations, financial position or cash flows as it affected disclosures only. ProAssurance plans to adopt the additional disclosure requirements beginning January 1, 2020 and adoption is not expected to have a material effect on ProAssurance’s results of operations, financial position or cash flows.
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
Targeted Improvements to Related Party Guidance for VIEs (ASU 2018-17)
Effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, the FASB amended guidance which improves the consistency of the application of the VIE guidance for common control arrangements. The amended guidance requires an entity to consider indirect interests held through related parties under common control on a proportional basis rather than as the equivalent of a direct interest in its entirety when determining whether a decision-making fee is a variable interest. ProAssurance plans to adopt the guidance beginning January 1, 2020. As of March 31, 2019 ProAssurance does not have any material indirect interests held through related parties under common control; therefore, adoption is not expected to have a material effect on ProAssurance’s results of operations, financial position or cash flows.
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
March 31, 2019

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

Fair values of assets measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018 are shown in the following tables. Where applicable, the tables also indicate the fair value hierarchy of the valuation techniques utilized to determine those fair values. For some assets, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. When this is the case, the asset is categorized based on the level of the most significant input to the fair value measurement. Assessments of the significance of a particular input to the fair value measurement require judgment and consideration of factors specific to the assets being valued.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2019

	March 31, 2019
	Fair Value Measurements Using			Total
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Fixed maturities, available for sale
U.S. Treasury obligations	$—	$119,590	$—	$119,590
U.S. Government-sponsored enterprise obligations	—	28,802	—	28,802
State and municipal bonds	—	297,812	—	297,812
Corporate debt, multiple observable inputs	—	1,256,519	—	1,256,519
Corporate debt, limited observable inputs	—	—	4,296	4,296
Residential mortgage-backed securities	—	189,513	—	189,513
Agency commercial mortgage-backed securities	—	11,541	—	11,541
Other commercial mortgage-backed securities	—	49,620	1,182	50,802
Other asset-backed securities	—	223,973	2,950	226,923
Fixed maturities, trading	—	42,973	—	42,973
Equity investments
Financial	73,849	—	—	73,849
Utilities/Energy	57,712	—	—	57,712
Consumer oriented	53,592	—	—	53,592
Industrial	48,334	—	—	48,334
Bond funds	178,309	—	—	178,309
All other	43,813	—	—	43,813
Short-term investments	180,058	37,730	—	217,788
Other investments	—	33,438	3	33,441
Other assets	—	1,447	—	1,447
Total assets categorized within the fair value hierarchy	$635,667	$2,292,958	$8,431	2,937,056
Assets carried at NAV, which approximates fair value and which are not categorized within the fair value hierarchy, reported as a part of:
Equity investments				20,715
Investment in unconsolidated subsidiaries				291,525
Total assets at fair value				$3,249,296

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2019

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

The fair values for securities included in the Level 2 category, with the few exceptions described below, were developed by one of several third party, nationally recognized pricing services, including services that price only certain types of securities. Each service uses complex methodologies to determine values for securities and subject the values they develop to quality control reviews. Management selected a primary source for each type of security in the portfolio and reviewed the values provided for reasonableness by comparing data to alternate pricing services and to available market and trade data. Values that appeared inconsistent were further reviewed for appropriateness. Any value that did not appear reasonable was discussed with the service that provided the value and adjusted, if necessary. There were no material changes to the values supplied by the pricing services during the three months ended March 31, 2019.
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
March 31, 2019

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
March 31, 2019

Level 3 Valuations
Below is a summary description of the valuation methodologies used as well as quantitative information regarding securities in the Level 3 category, by security type:
Level 3 Valuation Methodologies
Corporate debt, limited observable inputs consisted of corporate bonds valued using dealer quotes for similar securities or discounted cash flow models using yields currently available for similar securities. Similar securities are defined as securities of comparable credit quality that have like terms and payment features. Assessments of credit quality were based on NRSRO ratings, if available, or were subjectively determined by management if not available. At March 31, 2019, 53% of the securities were rated and the average rating was AA-. At December 31, 2018, 54% of the securities were rated and the average rating was BBB+.
Other commercial mortgage-backed and other asset-backed securities consisted of securitizations of receivables valued using dealer quotes for similar securities or discounted cash flow models using yields currently available for similar securities. Similar securities are defined as securities of comparable credit quality that have like terms and payment features. Assessments of credit quality were based on NRSRO ratings, if available, or were subjectively determined by management if not available. At March 31, 2019, 29% of the securities were rated and the average rating was A-. At December 31, 2018, 25% of the securities were rated and the average rating was AAA.
Other investments consisted of convertible securities for which limited observable inputs were available at March 31, 2019 and December 31, 2018. The securities were valued internally based on expected cash flows, including the expected final recovery, discounted at a yield that considered the lack of liquidity and the financial status of the issuer.
Quantitative Information Regarding Level 3 Valuations

	Fair Value at
($ in thousands)	March 31, 2019	December 31, 2018	Valuation Technique	Unobservable Input	Range (Weighted Average)
Assets:
Corporate debt, limited observable inputs	$4,296	$4,322	Market Comparable Securities	Comparability Adjustment	0% - 5% (2.5%)
			Discounted Cash Flows	Comparability Adjustment	0% - 5% (2.5%)
Other commercial mortgage-backed securities	$1,182	—	Market Comparable Securities	Comparability Adjustment	0% - 5% (2.5%)
			Discounted Cash Flows	Comparability Adjustment	0% - 5% (2.5%)
Other asset-backed securities	$2,950	$3,850	Market Comparable Securities	Comparability Adjustment	0% - 5% (2.5%)
			Discounted Cash Flows	Comparability Adjustment	0% - 5% (2.5%)
Other investments	$3	$3	Discounted Cash Flows	Comparability Adjustment	0% - 10% (5%)

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
March 31, 2019

Fair Value Measurements - Level 3 Assets
The following tables (the Level 3 Tables) present summary information regarding changes in the fair value of assets measured at fair value using Level 3 inputs.

	March 31, 2019
	Level 3 Fair Value Measurements – Assets
(In thousands)	Corporate Debt	Asset-backed Securities	Other investments	Total
Balance December 31, 2018	$4,322	$3,850	$3	$8,175
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Net investment income	2	(118)	—	(116)
Net realized investment gains (losses)	—	—	—	—
Included in other comprehensive income	3	157	—	160
Purchases	1,305	—	—	1,305
Sales	(136)	(6)	—	(142)
Transfers in	—	1,200	—	1,200
Transfers out	(1,200)	(951)	—	(2,151)
Balance March 31, 2019	$4,296	$4,132	$3	$8,431
Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets held at period-end	$—	$—	$—	$—

	March 31, 2018
	Level 3 Fair Value Measurements – Assets
(In thousands)	Corporate Debt	Asset-backed Securities	Other investments	Total
Balance December 31, 2017	$13,703	$4,986	$409	$19,098
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Net investment income	(38)	—	—	(38)
Net realized investment gains (losses)	—	—	(44)	(44)
Included in other comprehensive income	(38)	(30)	—	(68)
Purchases	6,005	13,453	—	19,458
Sales	(2,905)	(27)	—	(2,932)
Transfers in	2,069	—	—	2,069
Transfers out	(3,699)	(1,059)	—	(4,758)
Balance March 31, 2018	$15,097	$17,323	$365	$32,785
Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets held at period-end	$—	$—	$—	$—

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2019

Transfers
Transfers shown in the preceding Level 3 tables were as of the end of the quarter in which the transfer occurred. All transfers were to or from Level 2.
All transfers during the three months ended March 31, 2019 and 2018 related to securities held for which the level of market activity for identical or nearly identical securities varies from period to period. The securities were valued using multiple observable inputs when those inputs were available; otherwise the securities were valued using limited observable inputs.
Fair Values Not Categorized
At March 31, 2019 and December 31, 2018, certain LPs/LLCs and investment funds measure fund assets at fair value on a recurring basis and provide a NAV for ProAssurance's interest. The carrying value of these interests is based on the NAV provided and was considered to approximate the fair value of the interests. For investment in unconsolidated subsidiaries, ProAssurance recognizes any changes in the NAV of its interests in equity in earnings (loss) of unconsolidated subsidiaries during the period of change. In accordance with GAAP, the fair value of these investments was not classified within the fair value hierarchy. The amount of ProAssurance's unfunded commitments related to these investments as of March 31, 2019 and fair values of these investments as of March 31, 2019 and December 31, 2018 was as follows:

	Unfunded Commitments	Fair Value
(In thousands)	March 31, 2019	March 31, 2019	December 31, 2018
Equity investments:
Mortgage fund (1)	None	$20,715	$20,292
Investment in unconsolidated subsidiaries:
Private debt funds (2)	$19,850	16,474	18,196
Long equity fund (3)	None	6,811	6,561
Long/short equity funds (4)	None	28,966	28,805
Non-public equity funds (5)	$87,594	124,058	114,811
Multi-strategy fund of funds (6)	None	9,468	9,322
Credit funds (7)	$4,891	38,668	29,164
Long/short commodities fund (8)	None	14,276	12,958
Strategy focused funds (9)	$49,997	52,804	48,619
		291,525	268,436
Total investments carried at NAV		$312,240	$288,728
Below is additional information regarding each of the investments listed in the table above as of March 31, 2019.

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

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2019

(5)
This investment is comprised of interests in multiple unrelated LP funds, each structured to provide capital appreciation through diversified investments in private equity, which can include investments in buyout, venture capital, debt including senior, second lien and mezzanine, distressed debt, collateralized loan obligations and other private equity-oriented LPs. Two of the LPs allow redemption by terms set forth in the LP agreements; the others do not permit redemption. Income and capital are to be periodically distributed at the discretion of the LP over time frames that are anticipated to span up to ten years.

(6)
This fund is a LLC structured to build and manage low volatility, multi-manager portfolios that have little or no correlation to the broader fixed income and equity security markets. Redemptions are not permitted but offers to repurchase units of the LLC may be extended periodically.

(7)
This investment is comprised of four unrelated LP funds. Two funds seek to obtain superior risk-adjusted absolute returns through a diversified portfolio of debt securities, including bonds, loans and other asset-backed instruments. A third fund focuses on private middle market company mezzanine loans, while the remaining fund seeks event driven opportunities across the corporate credit spectrum. Two funds are allowed redemptions at any quarter-end with a prior notice requirement of 90 days, one fund permits redemption at any quarter-end with a prior notice requirement of 180 days and one fund does not allow redemptions.

(8)
This fund is a LLC invested across a broad range of commodities and focuses primarily on market neutral, relative value strategies, seeking to generate absolute returns with low correlation to broad commodity, equity and fixed income markets. Following an initial one-year lock-up period, redemptions are allowed with a prior notice requirement of 30 days and are payable within 30 days.

(9) This investment is comprised of multiple unrelated LPs/LLCs funds. One fund is a LLC focused on investing in North American consumer products companies, comprised of equity and equity-related securities, as well as debt instruments. A second fund is focused on aircraft investments, along with components and assets related to aircrafts. For both funds, redemptions are not permitted. Another fund is a LP focused on North American energy infrastructure assets that allows redemption with consent of the General Partner. The remaining funds are real estate focused LPs, one of which allows for redemption with prior notice.
ProAssurance may not sell, transfer or assign its interest in any of the above LPs/LLCs without special consent from the LPs/LLCs.
Nonrecurring Fair Value Measurement
At March 31, 2019 and December 31, 2018, ProAssurance did not have any assets or liabilities that were measured at fair value on a nonrecurring basis.
Financial Instruments - Methodologies Other Than Fair Value
The following table provides the estimated fair value of the Company's financial instruments that, in accordance with GAAP for the type of investment, are measured using a methodology other than fair value. All fair values provided primarily fall within the Level 3 fair value category.

	March 31, 2019		December 31, 2018
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
BOLI	$64,549	$64,549	$64,096	$64,096
Other investments	$2,887	$2,887	$2,943	$2,943
Other assets	$39,272	$38,921	$35,921	$35,468
Financial liabilities:
Senior notes due 2023*	$250,000	$267,008	$250,000	$264,810
Mortgage Loans*	$38,702	$38,702	$39,064	$39,064
Other liabilities	$23,928	$23,928	$21,300	$21,300
* Carrying value excludes debt issuance costs.

The fair value of the BOLI was equal to the cash surrender value associated with the policies on the valuation date.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2019

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
Other assets and other liabilities primarily consisted of related investment assets and liabilities associated with funded deferred compensation agreements. The fair value of the funded deferred compensation assets was based upon quoted market prices, which is categorized as a Level 1 valuation, and had a fair value of $23.9 million and $24.1 million at March 31, 2019 and December 31, 2018, respectively. The deferred compensation liabilities are adjusted to match the fair value of the deferred compensation assets. Other assets also included a secured note receivable and unsecured note receivable under two separate line of credit agreements. Fair value of these notes receivable was based on the present value of expected cash flows from the notes receivable, discounted at market rates on the valuation date for receivables with similar credit standings and similar payment structures.
The fair value of the debt was estimated based on the present value of expected future cash outflows, discounted at rates available on the valuation date for similar debt issued by entities with a similar credit standing to ProAssurance.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2019

3. Investments
Available-for-sale fixed maturities at March 31, 2019 and December 31, 2018 included the following:

	March 31, 2019
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities, available for sale
U.S. Treasury obligations	$119,631	$679	$720	$119,590
U.S. Government-sponsored enterprise obligations	28,873	70	141	28,802
State and municipal bonds	290,791	7,174	153	297,812
Corporate debt	1,256,756	10,680	6,621	1,260,815
Residential mortgage-backed securities	190,382	1,216	2,085	189,513
Agency commercial mortgage-backed securities	11,541	91	91	11,541
Other commercial mortgage-backed securities	50,527	500	225	50,802
Other asset-backed securities	226,608	817	502	226,923
	$2,175,109	$21,227	$10,538	$2,185,798

	December 31, 2018
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities, available for sale
U.S. Treasury obligations	$121,274	$331	$1,404	$120,201
U.S. Government-sponsored enterprise obligations	35,758	25	429	35,354
State and municipal bonds	289,544	4,877	649	293,772
Corporate debt	1,244,577	3,328	24,430	1,223,475
Residential mortgage-backed securities	184,463	814	4,039	181,238
Agency commercial mortgage-backed securities	13,296	12	200	13,108
Other commercial mortgage-backed securities	31,330	38	375	30,993
Other asset-backed securities	196,583	254	1,180	195,657
	$2,116,825	$9,679	$32,706	$2,093,798

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2019

The recorded cost basis and estimated fair value of available-for-sale fixed maturities at March 31, 2019, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total Fair Value
Fixed maturities, available for sale
U.S. Treasury obligations	$119,631	$19,650	$75,723	$23,806	$411	$119,590
U.S. Government-sponsored enterprise obligations	28,873	3,583	7,943	17,138	138	28,802
State and municipal bonds	290,791	9,665	130,868	134,130	23,149	297,812
Corporate debt	1,256,756	163,168	776,105	305,216	16,326	1,260,815
Residential mortgage-backed securities	190,382					189,513
Agency commercial mortgage-backed securities	11,541					11,541
Other commercial mortgage-backed securities	50,527					50,802
Other asset-backed securities	226,608					226,923
	$2,175,109					$2,185,798

Excluding obligations of the U.S. Government, U.S. Government-sponsored enterprises and a U.S. Government obligations money market fund, no investment in any entity or its affiliates exceeded 10% of shareholders’ equity at March 31, 2019.
Cash and securities with a carrying value of $47.1 million at March 31, 2019 were on deposit with various state insurance departments to meet regulatory requirements.
As a member of Lloyd's and a capital provider to Syndicate 1729 and Syndicate 6131, ProAssurance is required to maintain capital at Lloyd's, referred to as FAL. ProAssurance's FAL investments at March 31, 2019 included available-for-sale fixed maturities with a fair value of $137.1 million and short-term investments with a fair value of approximately $7.4 million on deposit with Lloyd's in order to satisfy these FAL requirements.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2019

Investments Held in a Loss Position
The following tables provide summarized information with respect to investments held in an unrealized loss position at March 31, 2019 and December 31, 2018, including the length of time the investment had been held in a continuous unrealized loss position.

	March 31, 2019
	Total		Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Loss	Value	Loss	Value	Loss
Fixed maturities, available for sale
U.S. Treasury obligations	$71,545	$720	$4,855	$39	$66,690	$681
U.S. Government-sponsored enterprise obligations	17,136	141	1,962	38	15,174	103
State and municipal bonds	19,776	153	2,470	23	17,306	130
Corporate debt	538,376	6,621	112,445	1,183	425,931	5,438
Residential mortgage-backed securities	128,567	2,085	10,327	12	118,240	2,073
Agency commercial mortgage-backed securities	7,048	91	1,384	2	5,664	89
Other commercial mortgage-backed securities	16,560	225	850	—	15,710	225
Other asset-backed securities	119,257	502	29,635	33	89,622	469
	$918,265	$10,538	$163,928	$1,330	$754,337	$9,208

	December 31, 2018
	Total		Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Loss	Value	Loss	Value	Loss
Fixed maturities, available for sale
U.S. Treasury obligations	$97,969	$1,405	$20,221	$119	$77,748	$1,286
U.S. Government-sponsored enterprise obligations	33,677	429	20,479	126	13,198	303
State and municipal bonds	63,094	648	30,924	143	32,170	505
Corporate debt	938,651	24,429	447,891	8,804	490,760	15,625
Residential mortgage-backed securities	157,120	4,039	27,311	209	129,809	3,830
Agency commercial mortgage-backed securities	9,822	200	4,566	22	5,256	178
Other commercial mortgage-backed securities	22,924	375	13,348	164	9,576	211
Other asset-backed securities	142,470	1,181	70,218	236	72,252	945
	$1,465,727	$32,706	$634,958	$9,823	$830,769	$22,883

As of March 31, 2019, excluding U.S. Government or U.S. Government-sponsored enterprise obligations, there were 666 debt securities (31.8% of all available-for-sale fixed maturity securities held) in an unrealized loss position representing 412 issuers. The greatest and second greatest unrealized loss positions among those securities were each approximately $0.2 million. The securities were evaluated for OTTI as of March 31, 2019.
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

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2019

Each quarter, ProAssurance performs a detailed analysis for the purpose of assessing whether any of the securities it holds in an unrealized loss position has suffered an OTTI. A detailed discussion of the factors considered in the assessment is included in Note 1 of the Notes to Consolidated Financial Statements included in ProAssurance's December 31, 2018 Form 10-K.
Fixed maturity securities held in an unrealized loss position at March 31, 2019, excluding asset-backed securities, have paid all scheduled contractual payments and are expected to continue doing so. Expected future cash flows of asset-backed securities, excluding those issued by GNMA, FNMA and FHLMC, held in an unrealized loss position were estimated as part of the March 31, 2019 OTTI evaluation using the most recently available six-month historical performance data for the collateral (loans) underlying the security or, if historical data was not available, sector based assumptions, and equaled or exceeded the current amortized cost basis of the security.
Other information regarding sales and purchases of fixed maturity available-for-sale securities is as follows:

	Three Months Ended March 31
(In millions)	2019	2018
Proceeds from sales (exclusive of maturities and paydowns)	$31.5	$379.2
Purchases	$179.1	$367.9

Equity Investments
ProAssurance's equity investments are carried at fair value with changes in fair value recognized in income as a component of net realized investment gains (losses) during the period of change. Equity investments on the Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018 primarily included stocks, bond funds and investment funds.
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
Net Investment Income
Net investment income by investment category was as follows:

	Three Months Ended March 31
(In thousands)	2019	2018
Fixed maturities	$17,517	$17,080
Equities	4,823	4,867
Short-term investments, including Other	1,835	1,308
BOLI	453	449
Investment fees and expenses	(1,810)	(1,677)
Net investment income	$22,818	$22,027

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2019

Investment in Unconsolidated Subsidiaries
ProAssurance's investment in unconsolidated subsidiaries were as follows:

	March 31, 2019	Carrying Value
(In thousands)	Percentage Ownership	March 31, 2019	December 31, 2018
Qualified affordable housing project tax credit partnerships	See below	$61,247	$65,677
Other tax credit partnerships	See below	3,568	3,757
All other investments, primarily investment fund LPs/LLCs	See below	326,039	298,323
		$390,854	$367,757

Qualified affordable housing project tax credit partnership interests held by ProAssurance generate investment returns by providing tax benefits to fund investors in the form of tax credits and project operating losses. The carrying value of these investments reflects ProAssurance's total commitments (both funded and unfunded) to the partnerships, less any amortization. ProAssurance's ownership percentage relative to two of the tax credit partnership interests is almost 100%; these interests had a carrying value of $23.0 million at March 31, 2019 and $25.0 million at December 31, 2018. ProAssurance's ownership percentage relative to the remaining tax credit partnership interests is less than 20%; these interests had a carrying value of $38.2 million at March 31, 2019 and $40.7 million at December 31, 2018. Since ProAssurance has the ability to exert influence over the partnerships but does not control them, all are accounted for using the equity method. See further discussion of the entities in which ProAssurance holds passive interests in Note 11.
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
ProAssurance holds interests in investment fund LPs/LLCs and other equity method investments and LPs/LLCs which are not considered to be investment funds. ProAssurance's ownership percentage relative to two of the LPs/LLCs is greater than 25%, which is expected to be reduced as the funds mature and other investors participate in the funds; these investments had a carrying value of $34.0 million at March 31, 2019 and $25.9 million at December 31, 2018. ProAssurance's ownership percentage relative to the remaining investments and LPs/LLCs is less than 25%; these interests had a carrying value of $292.0 million at March 31, 2019 and $272.4 million at December 31, 2018. ProAssurance does not have the ability to exert control over any of these funds.
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

	Three Months Ended March 31
(In thousands)	2019	2018
Qualified affordable housing project tax credit partnerships
Losses recorded	$4,430	$4,100
Tax credits recognized	$4,531	$4,612

Historic tax credit partnerships
Losses recorded	$189	$1,876
Tax credits recognized	$103	$663

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2019

Net Realized Investment Gains (Losses)
Realized investment gains and losses are recognized on the first-in, first-out basis. The following table provides detailed information regarding net realized investment gains (losses):

	Three Months Ended March 31
(In thousands)	2019	2018
Total OTTI losses:
Corporate debt	$(136)	$—
Portion of OTTI losses recognized in other comprehensive income before taxes:
Corporate debt	87	—
Net impairment losses recognized in earnings	(49)	—
Gross realized gains, available-for-sale fixed maturities	367	4,464
Gross realized (losses), available-for-sale fixed maturities	(336)	(2,047)
Net realized gains (losses), trading fixed maturities	(28)	—
Net realized gains (losses), equity investments	1,790	9,219
Net realized gains (losses), other investments	379	688
Change in unrealized holding gains (losses), trading fixed maturities	210	(49)
Change in unrealized holding gains (losses), equity investments	32,394	(23,845)
Change in unrealized holding gains (losses), convertible securities, carried at fair value	1,895	(954)
Other	1	7
Net realized investment gains (losses)	$36,623	$(12,517)

For the 2019 three-month period, ProAssurance recognized a nominal amount of both credit related OTTI in earnings and non-credit OTTI in OCI, both of which related to a corporate bond. ProAssurance did not recognize any OTTI during the 2018 three-month period.
The following table presents a roll forward of cumulative credit losses recorded in earnings related to impaired debt securities for which a portion of the OTTI was recorded in OCI.

	Three Months Ended March 31
(In thousands)	2019	2018
Balance beginning of period	$93	$1,313
Additional credit losses recognized during the period, related to securities for which:
No OTTI has been previously recognized	49	—
Balance March 31	$142	$1,313

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2019

4. Income Taxes
ProAssurance estimates its annual effective tax rate at the end of each quarterly reporting period and uses this estimated rate as well as the tax effect of discrete items to record the provision for income taxes in the interim financial statements. The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes primarily because a portion of ProAssurance’s investment income is tax-exempt, and because ProAssurance utilizes tax credit benefits transferred from tax credit partnership investments.
ProAssurance had a receivable for federal and U.K. income taxes carried as a part of other assets of $3.3 million at March 31, 2019 and $3.5 million at December 31, 2018. The liability for unrecognized tax benefits, which is included in the total receivable for federal and U.K. income taxes, was $4.4 million and $4.2 million at March 31, 2019 and December 31, 2018, respectively, which included an accrued liability for interest of approximately $0.7 million and $0.6 million, respectively.
Tax Cuts and Jobs Act
ProAssurance recognized a nominal amount of tax expense related to the GILTI provision of the TCJA during the three months ended March 31, 2019. ProAssurance has not recognized any incremental tax expense related to the BEAT provision of the TCJA during the three months ended March 31, 2019. For additional information regarding ProAssurance's accounting for certain provisions of the TCJA, in Note 6 of the Notes to Consolidated Financial Statements in ProAssurance's December 31, 2018 Form 10-K.
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

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2019

Activity in the reserve for losses and loss adjustment expenses is summarized as follows:

(In thousands)	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018	Year Ended December 31, 2018
Balance, beginning of year	$2,119,847	$2,048,381	$2,048,381
Less reinsurance recoverables on unpaid losses and loss adjustment expenses	343,820	335,585	335,585
Net balance, beginning of year	1,776,027	1,712,796	1,712,796
Net losses:
Current year*	170,032	152,572	685,326
Favorable development of reserves established in prior years, net	(10,277)	(22,786)	(92,116)
Total	159,755	129,786	593,210
Paid related to:
Current year	(17,027)	(14,243)	(117,268)
Prior years	(109,079)	(101,078)	(412,711)
Total paid	(126,106)	(115,321)	(529,979)
Net balance, end of period	1,809,676	1,727,261	1,776,027
Plus reinsurance recoverables on unpaid losses and loss adjustment expenses	349,319	329,540	343,820
Balance, end of period	$2,158,995	$2,056,801	$2,119,847
* Current year net losses for the year ended December 31, 2018 included incurred losses of $25.4 million related to a loss portfolio transfer entered into during 2018. For additional information regarding the loss portfolio transfer, see Note 4 of the Notes to Consolidated Financial Statements included in ProAssurance's December 31, 2018 Form 10-K.

The favorable loss development recognized in the three months ended March 31, 2019 primarily reflected a lower than anticipated claims severity trend (i.e., the average size of a claim) for accident years 2012 through 2015. The favorable loss development recognized in the three months ended March 31, 2018 primarily reflected a lower than anticipated claims severity trend for accident years 2011 through 2015. The favorable loss development recognized in the twelve months ended December 31, 2018 primarily reflected a lower than anticipated claims severity trend for accident years 2011 through 2014.
For additional information regarding ProAssurance's reserve for losses, see Note 1 and Note 8 of the Notes to Consolidated Financial Statements included in ProAssurance's December 31, 2018 Form 10-K.
6. Commitments and Contingencies
ProAssurance is involved in various legal actions related to insurance policies and claims handling including, but not limited to, claims asserted by policyholders. These types of legal actions arise in the Company's ordinary course of business and, in accordance with GAAP for insurance entities, are considered as a part of the Company's loss reserving process, which is described in detail under the heading "Losses and Loss Adjustment Expenses" in the Accounting Policies section in Note 1 of the Notes to Consolidated Financial Statements in ProAssurance's December 31, 2018 Form 10-K.
As a member of Lloyd's, ProAssurance is required to provide capital to support its Lloyd's Syndicates through 2019 of up to $200 million, referred to as FAL. The Board, through a non-binding resolution, extended this commitment through 2022. At March 31, 2019, ProAssurance's FAL was comprised of investment securities on deposit with Lloyd's with a carrying value of $144.5 million (see Note 3).
ProAssurance has issued an unconditional revolving credit agreement to the Premium Trust Fund of Syndicate 1729 for the purpose of providing working capital with permitted borrowings of £30.0 million. In January 2019, the Syndicate Credit Agreement was amended to extend the current maturity to December 31, 2020 and to implement an annual auto-renewal feature which allows for ProAssurance to elect to non-renew if notice is given at least 30 days prior to the next auto-renewal date, which is one year prior to the maturity date. Under the Syndicate Credit Agreement, advances bear interest at 3.8% annually and may be repaid at any time but are repayable upon demand after December 31, 2020, subject to extension through the auto-renewal feature. As of March 31, 2019, the unused commitment under the Syndicate Credit Agreement approximated £6.5 million (approximately $8.5 million).

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2019

On occasion, ProAssurance has entered into financial instrument transactions that may present off-balance sheet credit risk or market risk. These transactions include a short-term loan commitment and commitments to provide funding to non-public investment entities. Under the short-term loan commitment, ProAssurance has agreed to advance funds on a 30 day basis to a counterparty provided there is no violation of any condition established in the contract. As of March 31, 2019, ProAssurance had total funding commitments of approximately $274.7 million which primarily represented funding commitments related to non-public investment entities as well as the short-term loan commitment which included the amount at risk if the full short-term loan is extended and the counterparties default. However, the credit risk associated with the short-term loan commitment is minimal as the counterparties to the contract are highly rated commercial institutions and to-date have been performing in accordance with their contractual obligations.
In October 2018, ProAssurance entered into an agreement with a company to provide data analytics services for certain product lines within the Company's HCPL book of business. The agreement contains a minimum two year commitment with optional extension features for an annual fee of approximately $4.8 million per year with additional variable quarterly incentive fees based on service utilization metrics prescribed in the contract. ProAssurance incurred operating expense associated with this agreement of $1.0 million in the first quarter of 2019 and as of March 31, 2019, the remaining commitment under this agreement was approximately $7.6 million.
7. Leases
ProAssurance is involved in a number of operating leases primarily for office facilities. Office facility leases have remaining lease terms ranging from one year to thirteen years; some of which include options to extend the leases for up to ten years, and some of which include an option to terminate the lease within one year. ProAssurance subleases certain office facilities to third parties and classifies these leases as operating leases.
The following table provides a summary of the components of lease expense as well as the reporting location in the Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2019 and 2018.

(In thousands)	Location in the Condensed Consolidated Statements of Income and Comprehensive Income	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Operating lease expense (1)	Operating expense	$774	$1,254
Sublease income (2)	Other income	(38)	(38)
Net lease expense		$736	$1,216
(1) Includes short-term lease costs and variable lease costs. For the three months ended March 31, 2019, no short-term lease costs were recognized and variable lease costs were nominal in amount. For the three months ended March 31, 2018, short-term lease costs and variable lease costs were each nominal in amount.

(2) Sublease income excludes rental income from owned properties of $0.6 million during each of the three months ended March 31, 2019 and 2018 which is included in other income. See “Item 2. Properties” in ProAssurance's December 31, 2018 report on Form 10-K for a listing of currently owned properties.

The following table provides supplemental lease information for operating leases on the Condensed Consolidated Balance Sheet as of March 31, 2019.

($ in thousands)	March 31, 2019
Operating lease ROU assets	$17,227
Operating lease liabilities	$18,036
Weighted-average remaining lease term	8.57 years
Weighted-average discount rate	3.26%

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2019

The following table provides supplemental lease information for the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018.

	Three Months Ended March 31
(In thousands)	2019	2018
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$809	$118

The following table is a schedule of remaining future minimum lease payments for operating leases that had an initial or remaining non-cancellable lease term in excess of one year as of March 31, 2019. Operating lease payments exclude $4.4 million of future minimum lease payments for a lease signed but not yet commenced as of March 31, 2019. This lease will commence in the second quarter of 2019 with a lease term of eleven years.

(In thousands)
2019	$3,049
2020	3,443
2021	3,078
2022	2,184
2023	1,479
Thereafter	7,461
Total future minimum lease payments	$20,694
Less: Imputed interest	2,658
Total operating lease liabilities	$18,036

8. Debt
ProAssurance’s outstanding debt consisted of the following:

(In thousands)	March 31, 2019	December 31, 2018
Senior Notes due 2023, unsecured, interest at 5.3% annually	$250,000	$250,000
Revolving Credit Agreement, outstanding borrowings are not permitted to exceed $250 million aggregately; Revolving Credit Agreement expires in 2020. The interest rate on borrowings is set at the time the borrowing is initiated or renewed.	—	—
Mortgage Loans, outstanding borrowings are secured by first priority liens on two office buildings, and bear an interest rate of three-month LIBOR plus 1.325% (3.93% and 4.10%, respectively) determined on a quarterly basis.	38,702	39,064
Total principal	288,702	289,064
Less debt issuance costs	1,215	1,307
Debt less debt issuance costs	$287,487	$287,757

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

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2019

Additional Information
For additional information regarding ProAssurance's debt, see Note 10 of the Notes to Consolidated Financial Statements included in ProAssurance's December 31, 2018 Form 10-K.
9. Derivatives
ProAssurance is exposed to certain risks relating to its ongoing business and investment activities. ProAssurance utilizes derivative instruments as part of its risk management strategy to reduce the market risk related to fluctuations in future interest rates associated with a portion of its variable-rate debt. As of March 31, 2019, ProAssurance has not designated any derivative instruments as hedging instruments and does not use derivative instruments for trading purposes.
ProAssurance utilizes an interest rate cap agreement with the objective of reducing the Company's exposure to interest rate risk related to its variable-rate Mortgage Loans. Additional information regarding the Company's Mortgage Loans is provided in Note 8. Under the terms of the interest rate cap agreement, ProAssurance paid a premium of $2 million for the right to receive cash payments based upon a notional amount of $35 million if and when the three-month LIBOR rises above 2.35%. The Company's variable-rate Mortgage Loans bear an interest rate of three-month LIBOR plus 1.325%. Therefore, this derivative instrument is effectively ensuring the interest rate related to the Mortgage Loans is capped at a maximum of 3.675% until expiration of the interest rate cap agreement in October 2027. During the three months ended March 31, 2019, ProAssurance received a nominal cash payment associated with this agreement as a result of the three-month LIBOR rising above 2.35%, which was recorded as a reduction to interest expense. ProAssurance has designated the interest rate cap as an economic hedge (non-hedging instrument) of interest rate exposure and any change in fair value of the derivative is immediately recognized in earnings during the period of change.
The following table provides a summary of the volume and fair value position of the interest rate cap as well as the reporting location in the Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018.

($ in thousands)		March 31, 2019			December 31, 2018
Derivatives Not Designated as Hedging Instruments	Location in the Condensed Consolidated Balance Sheets	Number of Instruments	Notional Amount (1)	Estimated Fair Value (2)	Number of Instruments	Notional Amount (1)	Estimated Fair Value (2)
Interest Rate Cap	Other assets	1	$35,000	$1,447	1	$35,000	$1,884
(1) Volume is represented by the derivative instrument's notional amount.
(2) Additional information regarding the fair value of the Company's interest rate cap is provided in Note 2.
The following table presents the pre-tax impact of the change in the fair value of the interest rate cap and the reporting location in the Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2019 and 2018.

		Gains (Losses) Recognized in Income on Derivatives
(In thousands)		Three Months Ended March 31
Derivatives Not Designated as Hedging Instruments	Location in the Condensed Consolidated Statements of Income and Comprehensive Income	2019	2018
Interest Rate Cap	Interest expense	$(437)	$575

As a result of this derivative instrument, ProAssurance is exposed to risk that the counterparty will fail to meet its contractual obligations. To mitigate this counterparty credit risk, ProAssurance only enters into derivative contracts with carefully selected major financial institutions based upon their credit ratings and monitors their creditworthiness. As of March 31, 2019, the counterparty had an investment grade rating of BBB- and has performed in accordance with their contractual obligations.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2019

10. Shareholders’ Equity
At March 31, 2019 and December 31, 2018, ProAssurance had 100 million shares of authorized common stock and 50 million shares of authorized preferred stock. The Board has the authority to determine provisions for the issuance of preferred shares, including the number of shares to be issued, the designations, powers, preferences and rights, and the qualifications, limitations or restrictions of such shares. To date, the Board has not approved the issuance of preferred stock.
ProAssurance declared cash dividends of $0.31 per share during the first quarters of both 2019 and 2018, totaling $16.7 million and $16.6 million, respectively.
At March 31, 2019, Board authorizations for the repurchase of common shares or the retirement of outstanding debt of $109.6 million remained available for use. ProAssurance did not repurchase any common shares during the three months ended March 31, 2019 and 2018.
Share-based compensation expense and related tax benefits were as follows:

	Three Months Ended March 31
(In thousands)	2019	2018
Share-based compensation expense	$1,228	$902
Related tax benefits	$258	$190

ProAssurance awarded approximately 109,000 restricted share units and 25,000 base performance share units to employees in February 2019. The fair value of each unit awarded was estimated at $40.18, equal to the market value of a ProAssurance common share on the date of grant less the estimated present value of dividends during the vesting period. The majority of awards are charged to expense as an increase to additional paid-in capital over the service period (generally the vesting period) associated with the award. However, a nominal amount of awards are recorded as a liability as they are structured to be settled in cash. Restricted share units and performance share units vest in their entirety at the end of a three-year period following the grant date based on a continuous service requirement and, for performance share units, achievement of a performance objective. Partial vesting is permitted for retirees. For equity classified awards, a ProAssurance common share is issued for each unit once vesting requirements are met, except that units sufficient to satisfy required tax withholdings are paid in cash. The number of common shares issued for performance share units varies from 50% to 200% of base awards depending upon the degree to which stated performance objectives are achieved. ProAssurance issued approximately 64,500 and 34,300 common shares to employees in February 2019 related to restricted share units and performance share units, respectively, granted in 2016. Performance share units for the 2016 award were issued at a level of 95%. Liability classified awards, which are nominal in amount, are settled in cash at the end of the vesting period.
ProAssurance issued approximately 2,000 common shares to employees in February 2019 as bonus compensation, as approved by the Compensation Committee of the Board. The shares issued were valued at fair value (the market price of a ProAssurance common share on the date of award).
Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)
For the three months ended March 31, 2019 and 2018, OCI was almost entirely comprised of unrealized gains and losses, including non-credit impairment losses, arising during the period related to fixed maturity available-for-sale securities, less reclassification adjustments, as shown in the table that follows, net of tax. For the three months ended March 31, 2019 and 2018, OCI included changes related to the reestimation of the defined benefit plan liability assumed in the Eastern acquisition which were nominal in amount. The defined benefit plan is frozen as to the earnings of additional benefits and the benefit plan liability is reestimated annually.
At March 31, 2019 and December 31, 2018, AOCI was almost entirely comprised of accumulated unrealized gains and losses from fixed maturity available-for-sale securities, including accumulated non-credit impairments recognized through OCI of $0.2 million and $0.1 million, respectively, net of tax. At March 31, 2019 and December 31, 2018, accumulated changes in the defined benefit plan liability not yet recognized in earnings were nominal in amount. Due to the adoption of accounting guidance in the first quarter of 2018 related to certain impacts of the TCJA, ProAssurance increased AOCI by approximately $3.4 million with a corresponding decrease to retained earnings of the same amount as of the beginning of 2018. At March 31, 2019 and December 31, 2018, tax effects were computed using the enacted federal corporate tax rate of 21% with the exception of unrealized gains and losses on available-for-sale securities held at the Company's U.K. and Cayman Islands entities which in both periods were immaterial in amount.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2019

Amounts reclassified from AOCI to net income and the amounts of deferred tax expense (benefit) included in OCI were as follows:

	Three Months Ended March 31
(In thousands)	2019	2018
Reclassifications from AOCI to net income:
Realized investment gains (losses)	$(17)	$2,417
Tax effect, calculated using the 21% federal statutory tax rate	4	(508)
Net reclassification adjustments	$(13)	$1,909

Deferred tax expense (benefit) included in OCI	$6,804	$(7,060)

11. Variable Interest Entities
ProAssurance holds passive interests in a number of entities that are considered to be VIEs under GAAP guidance. ProAssurance's VIE interests principally consist of interests in LPs/LLCs formed for the purpose of achieving diversified equity and debt returns. ProAssurance's VIE interests, carried as a part of investment in unconsolidated subsidiaries, totaled $308.3 million at March 31, 2019 and $285.8 million at December 31, 2018.
ProAssurance does not have power over the activities that most significantly impact the economic performance of these VIEs and thus is not the primary beneficiary. Therefore, ProAssurance has not consolidated these VIEs. ProAssurance’s involvement with each VIE is limited to its direct ownership interest in the VIE. Except for the funding commitments disclosed in Note 6, ProAssurance has no arrangements with any of the VIEs to provide other financial support to or on behalf of the VIE. At March 31, 2019, ProAssurance’s maximum loss exposure relative to these investments was limited to the carrying value of ProAssurance’s investment in the VIE.
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

(In thousands, except per share data)	Three Months Ended March 31
	2019	2018
Weighted average number of common shares outstanding, basic	53,683	53,515
Dilutive effect of securities:
Restricted Share Units	82	82
Performance Share Units	29	66
Purchase Match Units	14	19
Weighted average number of common shares outstanding, diluted	53,808	53,682
Effect of dilutive shares on earnings per share	$—	$—

All dilutive common share equivalents are reflected in the earnings per share calculation while antidilutive common share equivalents are not reflected in the earnings per share calculation. There were no antidilutive common share equivalents for the three months ended March 31, 2019 or 2018.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2019

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
Descriptions of ProAssurance's five operating and reportable segments are as follows:
Specialty P&C is primarily focused on professional liability insurance and medical technology liability insurance. Professional liability insurance is primarily offered to healthcare providers and institutions and to attorneys and their firms. Medical technology liability insurance is offered to medical technology and life sciences companies that manufacture or distribute products including entities conducting human clinical trials. Prior to 2018, the Specialty P&C segment ceded certain premium to the Lloyd's Syndicates segment under a quota share agreement with Syndicate 1729; however, this agreement was not renewed on January 1, 2018. As discussed below, the Lloyd's Syndicates segment results are typically reported on a quarter delay. For consistency purposes, results from this ceding arrangement, other than cash receipts or disbursements, are reported within the Specialty P&C segment on the same one-quarter delay. Additionally, the Specialty P&C segment cedes healthcare professional liability business to certain SPCs in the Segregated Portfolio Cell Reinsurance segment.
Workers' Compensation Insurance provides workers' compensation products primarily to employers with 1,000 or fewer employees. The segment's products include guaranteed cost, policyholder dividend policies, retrospectively-rated policies, deductible polices and alternative market solutions. Alternative market products include program design, fronting, claims administration, risk management, SPC rental, asset management and SPC management services. Alternative market premiums are 100% ceded to either SPCs in the Company's Segregated Portfolio Cell Reinsurance segment or, to a limited extent, to a captive insurer unaffiliated with ProAssurance.
Segregated Portfolio Cell Reinsurance reflects the operating results (underwriting profit or loss, plus investment results) of SPCs at Eastern Re and Inova Re, the Company's Cayman Islands SPC operations. The majority of SPCs assume workers' compensation insurance, healthcare professional liability insurance or a combination of the two from the Workers' Compensation Insurance and Specialty P&C segments. During the first quarter of 2019, one SPC at Eastern Re assumed an errors and omissions liability policy from a captive insurer unaffiliated with ProAssurance. Each SPC is owned, fully or in part, by an agency, group or association and the operating results of the SPCs are due to the participants of that cell. ProAssurance participates to a varying degree in the results of selected SPCs. SPC operating results due to external cell participants are reflected as a SPC dividend expense in the Segregated Portfolio Cell Reinsurance segment and in ProAssurance's Condensed Consolidated Statements of Income and Comprehensive Income. In addition, the Segregated Portfolio Cell Reinsurance segment includes the SPC investment results as the investments are solely for the benefit of the cell participants and investment results due to external cell participants are reflected in the SPC dividend expense. The segment operating results reflects ProAssurance's share of the underwriting and investment results of the SPCs in which ProAssurance participates.
Lloyd's Syndicates includes operating results from ProAssurance's participation in Lloyd's of London Syndicate 1729 and Syndicate 6131, which is an SPA that underwrites on a quota share basis with Syndicate 1729. The results of this segment are normally reported on a quarter delay, except when information is available that is material to the current period. Furthermore, investment results associated with the majority of investment assets solely allocated to Lloyd's Syndicate operations and certain U.S. paid administrative expenses are reported concurrently as that information is available on an earlier time frame. For the 2019 underwriting year, ProAssurance slightly decreased its participation in the operating results of Syndicate 1729 from 62% to 61%; however, due to the quarter delay these changes will not be reflected in the Lloyd's Syndicates segment results until the

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2019

second quarter of 2019. Furthermore, ProAssurance's 100% participation in Syndicate 6131 was not reflected in the Lloyd's Syndicates segment results until the second quarter of 2018 as Syndicate 6131 began writing business effective January 1, 2018. Syndicate 1729 underwrites risks over a wide range of property and casualty insurance and reinsurance lines in both the U.S. and international markets. Syndicate 6131 focuses on contingency and specialty property business, also within the U.S. and international markets.
Corporate includes ProAssurance's investment operations, other than those reported in the Segregated Portfolio Cell Reinsurance and Lloyd's Syndicates segments, interest expense and U.S. income taxes. The segment also includes non-premium revenues generated outside of the Company's insurance entities and corporate expenses.
The accounting policies of the segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements in ProAssurance’s December 31, 2018 report on Form 10-K and Note 1 herein. ProAssurance evaluates the performance of its Specialty P&C and Workers' Compensation Insurance segments based on before tax underwriting profit or loss, which excludes investment performance. ProAssurance evaluates the performance of its Segregated Portfolio Cell Reinsurance segment based on before tax operating profit or loss, which includes the investment performance of assets solely allocated to SPC operations. Performance of the Lloyd's Syndicates segment is evaluated based on underwriting profit or loss, plus investment results of investment assets solely allocated to Lloyd's Syndicate operations, net of U.K. income tax expense. Performance of the Corporate segment is evaluated based on the contribution made to consolidated after-tax results. ProAssurance accounts for inter-segment transactions as if the transactions were to third parties at current market prices. Assets are not allocated to segments because investments, other than the investments discussed above that are solely allocated to the Segregated Portfolio Cell Reinsurance and Lloyd's Syndicates segments, and other assets are not managed at the segment level.
Financial results by segment were as follows:

	Three Months Ended March 31, 2019
(In thousands)	Specialty P&C	Workers' Compensation Insurance	Segregated Portfolio Cell Reinsurance	Lloyd's Syndicates	Corporate	Inter-segment Eliminations	Consolidated
Net premiums earned	$124,067	$45,939	$19,502	$18,641	$—	$—	$208,149
Net investment income	—	—	448	1,006	21,364	—	22,818
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	—	(810)	—	(810)
Net realized gains (losses)	—	—	2,141	178	34,304	—	36,623
Other income (expense)*	1,209	729	87	(146)	905	(689)	2,095
Net losses and loss adjustment expenses	(107,658)	(30,443)	(10,745)	(10,909)	—	—	(159,755)
Underwriting, policy acquisition and operating expenses*	(29,615)	(14,192)	(5,235)	(8,469)	(4,570)	689	(61,392)
Segregated portfolio cells dividend (expense) income	—	—	(4,787)	—	—	—	(4,787)
Interest expense	—	—	—	—	(4,330)	—	(4,330)
Income tax benefit (expense)	—	—	—	(304)	(6,657)	—	(6,961)
Segment operating results	$(11,997)	$2,033	$1,411	$(3)	$40,206	$—	$31,650
Significant non-cash items:
Depreciation and amortization, net of accretion	$1,736	$977	$46	$(3)	$2,280	$—	$5,036

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2019

	Three Months Ended March 31, 2018
(In thousands)	Specialty P&C	Workers' Compensation Insurance	Segregated Portfolio Cell Reinsurance	Lloyd's Syndicates	Corporate	Inter-segment Eliminations	Consolidated
Net premiums earned	$114,947	$42,700	$17,036	$12,476	$—	$—	$187,159
Net investment income	—	—	356	751	20,920	—	22,027
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	—	1,640	—	1,640
Net realized gains (losses)	—	—	(473)	(54)	(11,990)	—	(12,517)
Other income (expense)*	1,256	851	30	331	943	(688)	2,723
Net losses and loss adjustment expenses	(83,522)	(27,825)	(9,953)	(8,486)	—	—	(129,786)
Underwriting, policy acquisition and operating expenses*	(27,980)	(13,030)	(5,114)	(7,246)	(4,678)	688	(57,360)
Segregated portfolio cells dividend (expense) income	—	—	(1,747)	—	—	—	(1,747)
Interest expense	—	—	—	—	(3,705)	—	(3,705)
Income tax benefit (expense)	—	—	—	(6)	3,428	—	3,422
Segment operating results	$4,701	$2,696	$135	$(2,234)	$6,558	$—	$11,856
Significant non-cash items:
Depreciation and amortization, net of accretion	$1,867	$956	$165	$(1)	$3,092	$—	$6,079
* As a result of the third quarter 2018 segment reorganization, certain fees for services provided to the SPCs at Eastern Re and Inova Re are recorded as expenses within the Segregated Portfolio Cell Reinsurance segment and as other income within the Workers' Compensation Insurance segment. These fees are eliminated between segments in consolidation. These services primarily include SPC rental fees and were previously eliminated within the Company's Workers' Compensation segment.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2019

The following table provides detailed information regarding ProAssurance's gross premiums earned by product as well as a reconciliation to net premiums earned. All gross premiums earned are from external customers except as noted. ProAssurance's insured risks are primarily within the U.S.

	Three Months Ended March 31
(In thousands)	2019	2018
Specialty P&C Segment
Gross premiums earned:
Healthcare professional liability	$128,021	$118,685
Legal professional liability	6,560	6,391
Medical technology liability	8,302	8,512
Other	136	110
Ceded premiums earned	(18,952)	(18,751)
Segment net premiums earned	124,067	114,947

Workers' Compensation Insurance Segment
Gross premiums earned:
Traditional business	49,285	46,233
Alternative market business	20,991	19,381
Ceded premiums earned	(24,337)	(22,914)
Segment net premiums earned	45,939	42,700

Segregated Portfolio Cell Reinsurance Segment
Gross premiums earned:
Workers' compensation(1)	20,496	17,839
Healthcare professional liability(2)	1,323	1,329
Other	120	—
Ceded premiums earned	(2,437)	(2,132)
Segment net premiums earned	19,502	17,036

Lloyd's Syndicates Segment
Gross premiums earned:
Property and casualty(3)	23,828	17,967
Ceded premiums earned	(5,187)	(5,491)
Segment net premiums earned	18,641	12,476

Consolidated net premiums earned	$208,149	$187,159
(1) Premium for all periods is assumed from the Workers' Compensation Insurance segment.
(2) Premium for all periods is assumed from the Specialty P&C segment.
(3) Includes premium assumed from the Specialty P&C segment of $0.1 million and $1.9 million for the three months ended March 31, 2019 and 2018, respectively.

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
ProAssurance Overview
ProAssurance Corporation is a holding company for property and casualty insurance companies. Our wholly owned insurance subsidiaries provide professional liability insurance for healthcare professionals and facilities, professional liability insurance for attorneys and their firms, liability insurance for medical technology and life sciences risks and workers' compensation insurance. We are also the majority capital provider for Syndicate 1729 and the sole capital provider for Syndicate 6131 at Lloyd's of London.
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

•
Segregated Portfolio Cell Reinsurance - This segment reflects the operating results (underwriting profit or loss, plus investment results) of SPCs at Eastern Re and Inova Re, our Cayman Islands SPC operations. The majority of SPCs only assume workers' compensation insurance, healthcare professional liability insurance or a combination of the two from our Workers' Compensation Insurance and Specialty P&C segments. During the first quarter of 2019, one SPC at Eastern Re assumed an errors and omissions liability policy from a captive insurer unaffiliated with ProAssurance.

•
Lloyd's Syndicates - This segment includes the operating results from our participation in Lloyd's of London Syndicate 1729 and our 100% participation in Syndicate 6131, which is an SPA that underwrites on a quota share basis with Syndicate 1729. The results of this segment are normally reported on a quarter delay, except when information is available that is material to the current period. For the 2019 underwriting year, we slightly decreased our participation in the operating results of Syndicate 1729 from 62% to 61%; however, due to the quarter delay these changes will not be reflected in our Lloyd's Syndicates segment results until the second quarter of 2019. Furthermore, our participation in Syndicate 6131 was not reflected in our Lloyd's Syndicates segment results until the second quarter of 2018 as Syndicate 6131 began writing business effective January 1, 2018. Syndicate 1729 underwrites risks over a wide range of property and casualty insurance and reinsurance lines in both the U.S. and international markets while Syndicate 6131 focuses on contingency and specialty property business, also within the U.S. and international markets.

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
As of March 31, 2019, our reserve is comprised almost entirely of long-tail exposures. The estimation of long-tailed losses is inherently difficult and is subject to significant judgment on the part of management. Due to the nature of our claims, our loss costs, even for claims with similar characteristics, can vary significantly depending upon many factors, including but not limited to the specific characteristics of the claim and the manner in which the claim is resolved. Long-tailed insurance is characterized by the extended period of time typically required both to assess the viability of a claim and potential damages, if any, and to reach a resolution of the claim. The claims resolution process may extend to more than five years. The combination of continually changing conditions and the extended time required for claim resolution results in a loss cost estimation process that requires actuarial skill and the application of significant judgment, and such estimates require periodic modification.
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
Specialty P&C Segment. Loss costs within this segment are impacted by many factors including but not limited to the nature of the claim, including whether or not the claim is an individual or a mass tort claim, the personal situation of the claimant or the claimant's family, the outcome of jury trials, the legislative and judicial climate where any potential litigation may occur, general economic conditions and, for claims involving bodily injury, the trend of healthcare costs. Within our Specialty P&C segment, for our HCPL business (75% of our consolidated gross reserve for losses and loss adjustment expenses as of December 31, 2018), we set an initial reserve using the average loss ratio used in our pricing, plus an additional provision in consideration of the historical loss volatility we and others in the industry have experienced. The current accident year reserve also includes provisions for any loss portfolio transfers we enter into during the current period. For our HCPL business our target loss ratio during recent accident years has ranged from 79% to 82% and the provision for loss volatility has ranged from 8 to 10 percentage points, producing an overall average initial loss ratio for our HCPL business ranging from 87% to 92%; however, we have recently trended towards the higher end of the range. Changes in observed claim frequency and/or severity can result in variations from these levels. The reasons for the variability in loss provisions from period to period have included additional loss activity within our excess and surplus lines business, provisions for losses in excess of policy limits, adjustments to ULAE, adjustment to the reserve for the DDR provisions in our policies and additional losses recorded for particular exposures, such as mass torts. These specific adjustments are made if we believe the results for a given accident year are likely to vary from those anticipated by our pricing. We believe use of a provision for volatility appropriately considers the inherent risks and limitations of our rate development process and the historic volatility of professional liability losses (the industry has experienced accident year loss ratios as high as 138% and as low as 54% over the past 30 years) and produces a reasonable best estimate of the reserve required to cover actual ultimate unpaid losses. A similar practice is followed for our legal professional liability business (3% of our consolidated gross reserve for losses and loss adjustment expenses as of December 31, 2018).
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
Syndicate 6131 follows a process similar to Syndicate 1729 for the establishment of initial reserves. Loss assumptions by risk category incorporated into the 2018 business plan submitted to Lloyd's were influenced by historical claims experience of the Lloyd's market for similar risks. We expect the loss ratios of Syndicate 6131 to fluctuate from quarter to quarter as Syndicate 6131 assumes more business from Syndicate 1729 and the book begins to mature.

Development of Prior Accident Years
In addition to setting the initial reserve for the current accident year, each period we reassess the amount of reserve required for prior accident years.
Our reserve re-estimation process is based upon the most recently completed actuarial analysis supplemented by any new analysis, information or trends that have emerged since the date of that study. We also take into account currently available industry trend information. Changes to previously established reserve estimates are recognized in the current period if management’s best estimate of ultimate losses differs from the estimate previously established. While management considers a variety of variables in determining its best estimate, in general, as claims age, our methodologies give more weight to actual loss costs which, for the majority of our reserves, continue to indicate that ultimate loss costs will be lower than our previous estimates. The discussion in our Critical Accounting Estimates section in Item 7 of our 2018 Form 10-K includes additional information regarding the methodologies used to evaluate our reserve.
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
HCPL. Over the past several years the most influential factor affecting the analysis of our HCPL reserves and the related development recognized has been an observed increase in claim severity for the broader HCPL industry as well as higher initial loss expectations on incurred claims. The severity trend is an explicit component of our pricing models, whereas in our reserving process the severity trend's impact is implicit. Our estimate of this trend and our expectations about changes in this trend impact a variety of factors, from the selection of expected loss ratios to the ultimate point estimates established by management.
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
Although the future degree and impact of the ultimate severity trend remains uncertain due to the long-tailed nature of our business, we have given consideration to observed loss costs in setting our rates. For our HCPL business this practice had generally resulted in rate reductions as claim frequency declined and remained at historically low levels. For example, on average, excluding our podiatry business acquired in 2009, we had gradually reduced the premium rates we charged on our standard physician renewal business (our largest HCPL line) by approximately 17% from the beginning of 2006 to December 31, 2016. However, from the beginning of 2017 to March 31, 2019, the average charged premium rates on our standard physician renewal business have increased by approximately 3% per annum and we anticipate further rate increases due to indications of increasing loss severity. Loss ratios for recent accident years have thus remained fairly constant because expected loss changes have been reflected in our rates; however, we have recognized a higher current accident year net loss ratio during 2019 due to those recent severity indications.
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
Loss Development
We recognized net favorable reserve development of $10.3 million during the three months ended March 31, 2019, of which favorable development of $7.9 million related to our Specialty P&C segment, $0.9 million related to our Workers' Compensation Insurance segment, $2.3 million related to our Segregated Portfolio Cell Reinsurance segment, slightly offset by unfavorable development of $0.8 million related to our Lloyd's Syndicates segment.
Net favorable development recognized within our Specialty P&C segment principally related to accident years 2012 through 2015 and was primarily attributable to the favorable resolution of HCPL claims during the period and an evaluation of established case reserves. While we are observing an increase in claim severity in the broader HCPL industry, this severity is modestly more favorable than the cautious expectations we have established for our reserves for prior periods.
Net favorable development recognized within our Workers' Compensation Insurance segment reflected overall favorable trends in claim closing patterns primarily in the 2016 accident year.
Net favorable development recognized within our Segregated Portfolio Cell Reinsurance segment primarily reflected better than expected claim trends in the 2015, 2016 and 2017 accident years. The improved claim trends reflected lower frequency and severity than anticipated at the time the reserves were established.
Net unfavorable development recognized within our Lloyd's Syndicates segment for the three months ended March 31, 2019 was driven by higher than expected losses and development on certain large claims which resulted in unfavorable development with respect to a previous year of account. See further discussion in our Segment Operating Results - Lloyd's Syndicates section that follows.
Investment Valuations
We record the majority of our investments at fair value as shown in the table below. At March 31, 2019 the distribution of our investments based on GAAP fair value hierarchies (levels) was as follows:

	Distribution by GAAP Fair Value Hierarchy
	Level 1	Level 2	Level 3	Not Categorized	Total Investments
Investments recorded at:
Fair value	19%	66%	1%	9%	95%
Other valuations					5%
Total Investments					100%
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
Level 1 Investments
Fair values for a majority of our equity securities and portions of our corporate debt, short-term and convertible securities are determined using exchange-traded prices. There is little judgment involved when fair value is determined using an exchange-traded price. In accordance with GAAP, we classify securities valued using an exchange-traded price as Level 1 securities.
Level 2 Investments
Most fixed income securities do not trade daily; and thus, exchange-traded prices are generally not available for these securities. However, market information (often referred to as observable inputs or market data, including but not limited to, last reported trade, non-binding broker quotes, bids, benchmark yield curves, issuer spreads, two-sided markets, benchmark securities, offers and recent data regarding assumed prepayment speeds, cash flow and loan performance data) is available for most of our fixed income securities. We determine fair value for a large portion of our fixed income securities using available market information. In accordance with GAAP, we classify securities valued based on multiple market observable inputs as Level 2 securities.
Level 3 Investments
When a pricing service does not provide a value for one of our fixed maturity securities, management estimates fair value using either a single non-binding broker quote or pricing models that utilize market based assumptions which have limited observable inputs. The process involves significant judgment in selecting the appropriate data and modeling techniques to use in the valuation process. In accordance with GAAP, we classify securities valued using limited observable inputs as Level 3 securities.
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

Investments - Other Valuation Methodologies
Certain of our investments, in accordance with GAAP for the type of investment, are measured using methodologies other than fair value. At March 31, 2019, these investments represented approximately 5% of total investments, and are detailed in the following table. Additional information about these investments is provided in Notes 2 and 3 of the Notes to Condensed Consolidated Financial Statements.

(In millions)	Carrying Value	GAAP Measurement Method
Other investments:
Other, principally FHLB capital stock	$2.9	Principally Cost
Investment in unconsolidated subsidiaries:
Investments in tax credit partnerships	64.8	Equity
Equity method investments, primarily LPs/LLCs	34.5	Equity
	99.3
BOLI	64.5	Cash surrender value
Total investments - Other valuation methodologies	$166.7
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
For structured securities (primarily asset-backed securities), management estimates the present value of the security’s cash flows using the effective yield of the security at the date of acquisition (or the most recent implied rate used to accrete the security if the implied rate has changed as a result of a previous impairment or changes in expected cash flows). We consider the most recently available six month averages of the levels of delinquencies, defaults, severities, and prepayments for the collateral (loans) underlying the securitization or, if historical data is not available, sector based assumptions to estimate expected future cash flows of these securities.

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

Investments which are accounted for under the equity method are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of the investment might not be recoverable. These circumstances include, but are not limited to, evidence of the inability to recover the carrying value of the investment, the inability of the investee to sustain an earnings capacity that would justify the carrying value of the investment or the current fair value of the investment is less than the carrying value.
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
Deferred Policy Acquisition Costs
Policy acquisition costs (primarily commissions, premium taxes and underwriting salaries) which are directly related to the successful acquisition of new and renewal premiums are capitalized as DPAC and charged to expense, net of ceding commissions earned, as the related premium revenue is recognized. We evaluate the recoverability of our DPAC at the segment level each reporting period, and any amounts estimated to be unrecoverable are charged to expense in the current period. As of March 31, 2019 we have not determined that any amounts are unrecoverable.
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

A valuation allowance has been established against the full value of the deferred tax asset related to the NOL carryforwards for the U.K. operations as management concluded that it was more likely than not that the deferred tax asset will not be realized. In 2018, management also established a valuation allowance against the deferred tax assets of certain SPCs at our recently formed wholly owned Cayman Islands reinsurance subsidiary, Inova Re. Due to the limited operations of these recently formed SPCs as of December 31, 2018, management concluded that a valuation allowance was required. As of March 31, 2019, management concluded a valuation allowance was still required against the deferred tax assets related to the NOL carryforwards for the U.K. operations and against the deferred tax assets at Inova Re. See further discussion in Note 6 of the Notes to Consolidated Financial Statements in our December 31, 2018 Form 10-K.
Tax Cuts and Jobs Act
The TCJA introduced a minimum tax on payments made to related foreign entities referred to as the BEAT. The BEAT is imposed by adding back into the U.S. tax base any base erosion payment made by the U.S. taxpayer to a related foreign entity and applying a minimum tax rate to this newly calculated modified taxable income. Base erosion payments represent any amount paid or accrued by the U.S. taxpayer to a related foreign entity for which a deduction is allowed. Premiums we cede to the SPCs at our newly formed wholly owned Cayman Islands reinsurance subsidiary, Inova Re, do not fall within the scope of base erosion payments as the SPCs at Inova Re intend to elect to be taxed as U.S. taxpayers. However, premiums that we cede to any active SPC at our other wholly owned Cayman Islands reinsurance subsidiary, Eastern Re, fall within the scope of base erosion payments and therefore could be significantly impacted by the BEAT. We have evaluated our exposure to the BEAT and have concluded that our expected outbound deductible payments to related foreign entities are below the threshold for application of the BEAT; therefore, we have not recognized any incremental tax expense for the BEAT provision of the TCJA for the three months ended March 31, 2019. See further discussion on our new subsidiary, Inova Re, and our Cayman Islands SPC operations in the Segment Operating Results - Segregated Portfolio Cell Reinsurance section that follows. See further discussion in Note 4 of the Notes to Condensed Consolidated Financial Statements.
The TCJA also requires a U.S. shareholder of a controlled foreign corporation to include its GILTI in U.S. taxable income. The GILTI amount is based on the U.S. shareholder’s aggregate share of the gross income of the controlled foreign corporation reduced by certain exceptions and a net deemed tangible income return. The net deemed tangible income return is based on the controlled foreign corporation’s basis in the tangible depreciable business property. Cell rental fee income earned by Inova Re and Eastern Re fall within the scope of the GILTI provisions of the TCJA. We have evaluated the new GILTI provisions of the TCJA and we have made an accounting policy election to treat the taxes due on inclusions of GILTI in U.S. taxable income as a current period expense when incurred. We recognized a nominal amount of tax expense for the GILTI provision of the TCJA during the three months ended March 31, 2019. See further discussion in Note 4 of the Notes to Condensed Consolidated Financial Statements.
Unrecognized Tax Benefits
We evaluate tax positions taken on tax returns and recognize positions in our financial statements when it is more likely than not that we will sustain the position upon resolution with a taxing authority. If recognized, the benefit is measured as the largest amount of benefit that has a greater than 50% probability of being realized. We review uncertain tax positions each period, considering changes in facts and circumstances, such as changes in tax law, interactions with taxing authorities and developments in case law, and make adjustments as we consider necessary. Adjustments to our unrecognized tax benefits may affect our income tax expense, and settlement of uncertain tax positions may require the use of cash. Other than differences related to timing, no significant adjustments were considered necessary during the three months ended March 31, 2019 or 2018. At March 31, 2019, our liability for unrecognized tax benefits approximated $3.7 million.
Goodwill
Impairment of goodwill is tested at the reporting unit level, which is consistent with our reportable segments identified in Note 13 of the Notes to Condensed Consolidated Financial Statements. Of the five reporting units, three have goodwill - Specialty P&C, Workers' Compensation Insurance and Segregated Portfolio Cell Reinsurance. We evaluate goodwill for impairment annually on October 1, upon the occurrence of certain triggering events or substantive changes in circumstances that indicate the fair value of goodwill may be impaired, and immediately before and after a reorganization that affects the composition of one or more of our reporting units. As of the most recent evaluation date on October 1, 2018, we elected to perform a quantitative goodwill impairment assessment for our Specialty P&C, Workers' Compensation Insurance and Segregated Portfolio Cell Reinsurance reporting units. As of that evaluation date, management concluded that the fair value of each of our three reporting units that have goodwill were greater than their carrying value; therefore, goodwill was not impaired and no further impairment testing was required. There have been no events or changes in circumstances since that evaluation date that would indicate the carrying amount of goodwill is not recoverable. Additional information regarding our goodwill assessment at the reporting unit level is included in Note 1 of the Notes to Consolidated Financial Statements included in ProAssurance's December 31, 2018 Form 10-K.

Intangibles
Intangible assets with definite lives are amortized over the estimated useful life of the asset. Amortizable intangible assets primarily consist of agency and policyholder relationships, renewal rights and trade names. Intangible assets with an indefinite life, primarily state licenses, are not amortized. Intangible assets are evaluated for impairment on an annual basis or upon the occurrence of certain triggering events or substantive changes in circumstances that indicate the fair value of the asset may be impaired. Additional information regarding intangible assets is included in Note 1 of the Notes to Consolidated Financial Statements included in ProAssurance's December 31, 2018 Form 10-K.
Leases
During the first quarter of 2019, we adopted ASU 2016-02, which requires us to make certain estimates and assumptions in applying the requirements of this new guidance. We are involved in a number of leases, primarily for office facilities. We determine if an arrangement is a lease at the inception date of the contract and classify all leases as either financing or operating. As of March 31, 2019, all of our leases were classified as operating. Operating ROU assets and operating lease liabilities are recognized as of the lease commencement date based on the present value of the remaining lease payments, discounted over the term of the lease using a discount rate determined based on information available as of the commencement date. The ROU asset represents the right to use the underlying asset (office space) for the lease term. As the majority of our lessors do not provide an implicit discount rate, we use our collateralized incremental borrowing rate in determining the present value of remaining lease payments. For leases entered into or reassessed after the adoption of ASU 2016-02, we account for lease and non-lease components of a contract as a single lease component.
We evaluate our operating lease ROU assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The carrying amount of a ROU asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the underlying leased asset over the remaining lease term. That assessment is based on the carrying amount of the ROU asset at the date it is tested for recoverability and an impairment loss is measured and recognized as the amount by which the carrying amount of the ROU asset exceeds its fair value. Additional information regarding our leases is included in Note 1 and Note 7 of the Notes to Condensed Consolidated Financial Statements.
Audit Premium
Workers’ compensation premiums are determined based upon the payroll of the insured, respective premium rates and, where applicable, an experience-based modification factor. An audit of the policyholders’ records is conducted after policy expiration to make a final determination of applicable premiums. Audit premium due from or due to a policyholder as a result of an audit is reflected in net premiums written and earned when billed. We track, by policy, the amount of additional premium billed in final audit invoices as a percentage of payroll exposure and use this information to estimate the probable additional amount of EBUB premium as of the balance sheet date. We include changes to the EBUB premium estimate in net premiums written and earned in the period recognized.
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
Accounting Changes
We did not have any change in accounting estimate or policy that had a material effect on our results of operations or financial position during the three months ended March 31, 2019. We are not aware of any accounting changes not yet adopted as of March 31, 2019 that would have a material effect on our results of operations or financial position. Note 1 of the Notes to Condensed Consolidated Financial Statements provides additional detail regarding accounting changes.

Liquidity and Capital Resources and Financial Condition
Overview
ProAssurance Corporation is a holding company and is a legal entity separate and distinct from its subsidiaries. As a holding company our principal source of external revenue is our investment revenues. In addition, dividends from our operating subsidiaries represent a significant source of funds for our obligations, including debt service and shareholder dividends. We also charge our operating subsidiaries within our Specialty P&C and Workers' Compensation Insurance segments a management fee based on the extent to which services are provided to the subsidiary and the amount of gross premium written by the subsidiary. At March 31, 2019, we held cash and liquid investments of approximately $192 million outside our insurance subsidiaries that were available for use without regulatory approval or other restriction. We also have $200 million in permitted borrowings under our Revolving Credit Agreement and an accordion feature available which, if subscribed successfully, would allow another $50 million in available funds. As of April 25, 2019, no borrowings were outstanding under our Revolving Credit Agreement.
To date, during 2019, our operating subsidiaries did not pay us any dividends and, in the aggregate, are permitted to pay dividends of approximately $128 million over the remainder of 2019 without the prior approval of state insurance regulators. However, the payment of any dividend requires prior notice to the insurance regulator in the state of domicile, and the regulator may reduce or prevent the dividend if, in its judgment, payment of the dividend would have an adverse effect on the surplus of the insurance subsidiary. We make the decision to pay dividends from an insurance subsidiary based on the capital needs of that subsidiary, and may pay less than the permitted dividend or may also request permission to pay an additional amount (an extraordinary dividend).
Cash Flows
Cash flows between periods compare as follows:

	Three Months Ended March 31
(In thousands)	2019	2018	Change
Net cash provided (used) by:
Operating activities	$34,392	$73,354	$(38,962)
Investing activities	3,868	146,107	(142,239)
Financing activities	(46,901)	(310,709)	263,808
Increase (decrease) in cash and cash equivalents	$(8,641)	$(91,248)	$82,607

	Three Months Ended March 31
(In thousands)	2018	2017	Change
Net cash provided (used) by:
Operating activities	$73,354	$69,372	$3,982
Investing activities	146,107	185,681	(39,574)
Financing activities	(310,709)	(270,482)	(40,227)
Increase (decrease) in cash and cash equivalents	$(91,248)	$(15,429)	$(75,819)
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
The decrease in operating cash flows for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 of $39.0 million was primarily due to the timing of the cash settlement of the 2017 and 2016 calendar year quota share reinsurance arrangements between our Specialty P&C segment and Syndicate 1729. The 2017 and 2016 calendar year quota share reinsurance arrangements were commuted in December of 2018 and 2017, respectively, and the cash settlements typically occur in the first quarter of the following year. The commutation of the 2016 calendar year quota share reinsurance arrangement resulted in a net cash receipt of $14.5 million in the first quarter of 2018. We received the cash settlement for the commutation of the 2017 calendar year quota share reinsurance arrangement in the second quarter of 2019 which is causing a $14.5 million decrease in operating cash flows as compared to the first quarter of 2018. Additionally, the decrease in operating cash flows reflected a decrease in cash received from investment income of $9.4 million, a decrease in net premium receipts of $5.2 million, an increase in cash paid for operating expenses of $5.2 million and an increase in paid losses of $4.9 million. The decrease in cash received from investment income was primarily due to a decline in distributed earnings from our unconsolidated subsidiaries. The increase in cash paid for operating expenses was primarily due to an increase in operating expenses in our Lloyd's Syndicates segment primarily due to the growth in Syndicate 1729 operations and the addition of Syndicate 6131 and, to a lesser extent, an increase in operating expenses in our Specialty P&C segment primarily due to a data analytics services agreement entered into during the fourth quarter of 2018. The decrease in net premium receipts was primarily due to an increase in cash paid to reinsurers in our Specialty P&C segment as a result of unfavorable prior year development on ceded losses over the past year, partially offset by an increase in premium receipts due to the growth of written premium. The increase in paid losses was driven by our Workers' Compensation Insurance and Specialty P&C segments primarily due to the timing of loss payments between periods.
The increase in operating cash flows for the three months ended March 31, 2018 as compared to three months ended March 31, 2017 was primarily due to an increase in net premium receipts of $10.6 million, driven by our Workers' Compensation Insurance segment, and a decrease in cash paid for operating expenses of $2.8 million, driven by a decrease in compensation related costs in our Corporate segment. These increases in operating cash flows were partially offset by an increase in paid losses of $6.5 million, driven by our Lloyd's Syndicates segment primarily due to losses related to 2017 Hurricanes Harvey, Irma and Maria, and a decrease in cash received from investment income of $2.3 million due to a decline in distributed earnings from our unconsolidated subsidiaries.
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
We offer alternative market solutions whereby we cede certain premiums from our Workers' Compensation Insurance and Specialty P&C segments to either the SPCs at Eastern Re or Inova Re, our Cayman Islands reinsurance subsidiaries which are reported in our Segregated Portfolio Cell Reinsurance segment, or, to a limited extent, an unaffiliated captive insurer. During the three months ended March 31, 2019 and 2018, we wrote total alternative market premium of approximately $38.3 million and $35.7 million, respectively. The majority of these policies ($35.9 million and $32.3 million of premium for the three months ended March 31, 2019 and 2018, respectively) are reinsured to the SPCs at Eastern Re or Inova Re, net of a ceding commission. Each SPC at Eastern Re and Inova Re is owned, fully or in part, by an agency, group or association and the operating results of the SPCs are due to the participants of that cell. We participate to a varying degree in the results of selected SPCs and, for the SPCs in which we participate, our participation interest is as low as 25% and as high as 85%. SPC operating results due to external cell participants are reflected as a SPC dividend expense in our Segregated Portfolio Cell Reinsurance segment. See further discussion on our SPC operations in the Segment Operating Results - Segregated Portfolio Cell Reinsurance section that follows. The alternative market workers' compensation policies are ceded from our Workers' Compensation Insurance segment to the SPCs under 100% quota share reinsurance agreements. The alternative market professional liability policies are ceded from our Specialty P&C segment to the SPCs under either excess of loss or quota share reinsurance agreements, depending on the structure of the individual program, and the portion of the risk that is not ceded to an SPC may also be reinsured under our standard healthcare professional liability reinsurance program depending on the policy limits provided. The remaining premium written in our alternative market business of $2.3 million and $3.4 million for the three months ended March 31, 2019 and 2018, respectively, is 100% ceded to an unaffiliated captive insurer.
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
Each SPC has participants and the profit or loss of each cell accrues fully to these cell participants. We participate in certain SPCs and as of March 31, 2019, our ownership interest in the SPCs in which we participate is as low as 25% and as high as 85%. Each SPC maintains a loss fund initially equal to the difference between premium assumed by the cell and the ceding commission. The external participants of each cell provide a letter of credit to us that is initially equal to the difference between the loss fund of the SPC (amount of funds available to pay losses after deduction of ceding commission) and the aggregate attachment point of the reinsurance. Over time, a SPC's retained profits are considered in the determination of the collateral amount required to be provided by the cell's external participants.
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
Litigation
We are involved in various legal actions related to insurance policies and claims handling including, but not limited to, claims asserted against us by policyholders. These types of legal actions arise in the ordinary course of business and, in accordance with GAAP for insurance entities, are generally considered as a part of our loss reserving process, which is described in detail in our Critical Accounting Estimates section under the heading "Reserve for Losses and Loss Adjustment Expenses." We also have other direct actions against the Company unrelated to our claims activity which we evaluate and account for as a part of our other liabilities. For these corporate legal actions, we evaluate each case separately and establish what we believe is an appropriate reserve based on GAAP guidance related to contingent liabilities. As of March 31, 2019 there were no material reserves established for corporate legal actions.

Investing Activities and Related Cash Flows
Our investments at March 31, 2019 and December 31, 2018 are comprised as follows:

	March 31, 2019		December 31, 2018
($ in thousands)	Carrying Value	% of Total Investment	Carrying Value	% of Total Investment
Fixed maturities, available for sale
U.S. Treasury obligations	$119,590	4%	$120,201	4%
U.S. Government-sponsored enterprise obligations	28,802	1%	35,354	1%
State and municipal bonds	297,812	9%	293,772	9%
Corporate debt	1,260,815	37%	1,223,475	37%
Residential mortgage-backed securities	189,513	6%	181,238	5%
Commercial mortgage-backed securities	62,343	2%	44,101	1%
Other asset-backed securities	226,923	6%	195,657	6%
Total fixed maturities, available for sale	2,185,798	65%	2,093,798	63%
Fixed maturities, trading	42,973	1%	38,188	1%
Total fixed maturities	2,228,771	66%	2,131,986	64%

Equity investments	476,324	14%	442,937	13%
Short-term investments	217,788	6%	308,319	9%
BOLI	64,549	2%	64,096	1%
Investment in unconsolidated subsidiaries	390,854	11%	367,757	11%
Other investments	36,328	1%	34,287	2%
Total investments	$3,414,614	100%	$3,349,382	100%

The distribution of our investments in available-for-sale fixed maturity securities by rating were as follows:

	March 31, 2019		December 31, 2018
($ in thousands)	Carrying Value	% of Total Investment	Carrying Value	% of Total Investment
Rating*
AAA	$677,646	31%	$645,300	31%
AA+	100,756	5%	101,328	5%
AA	121,195	6%	120,801	6%
AA-	161,543	7%	155,352	7%
A+	196,165	9%	190,595	9%
A	316,004	14%	311,036	15%
A-	157,007	7%	146,721	7%
BBB+	157,785	7%	133,199	6%
BBB	123,191	6%	118,864	6%
BBB-	54,035	2%	50,466	2%
Below investment grade	105,721	5%	100,447	5%
Not rated	14,750	1%	19,689	1%
Total	$2,185,798	100%	$2,093,798	100%
*Average of three NRSRO sources, presented as an S&P equivalent. Source: S&P, Copyright ©2019, S&P Global Market Intelligence

A detailed listing of our investment holdings as of March 31, 2019 is located under the Financial Information heading on the Investor Relations page of our website which can be reached directly at www.proassurance.com/investmentholdings or through links from the Investor Relations section of our website, investor.proassurance.com.
We manage our investments to ensure that we will have sufficient liquidity to meet our obligations, taking into consideration the timing of cash flows from our investments, including interest payments, dividends and principal payments, as well as the expected cash flows to be generated by our operations. In addition to the interest and dividends we will receive, we anticipate that between $40 million and $70 million of our investments will mature (or be paid down) each quarter over the next twelve months and become available, if needed, to meet our cash flow requirements. The primary outflow of cash at our insurance subsidiaries is related to paid losses and operating costs, including income taxes. The payment of individual claims cannot be predicted with certainty; therefore, we rely upon the history of paid claims in estimating the timing of future claims payments. To the extent that we may have an unanticipated shortfall in cash, we may either liquidate securities or borrow funds under existing borrowing arrangements through our Revolving Credit Agreement and the FHLB system. As of April 25, 2019, $250 million could be made available for use through our Revolving Credit Agreement, as discussed in this section under the heading "Debt." Given the duration of our investments, we do not foresee a shortfall that would require us to meet operating cash needs through additional borrowings. Additional information regarding our Revolving Credit Agreement is detailed in Note 8 of the Notes to Condensed Consolidated Financial Statements.
As discussed in Note 3 of the Notes to Condensed Consolidated Financial Statements, our fixed maturity and short-term investments include securities deposited with Lloyd's in order to meet our FAL requirement. At March 31, 2019, securities on deposit with Lloyd's included fixed maturities having a fair value of $137.1 million and short-term investments with a fair value of $7.4 million.
Our investment portfolio continues to be primarily composed of high quality fixed income securities with approximately 94% of our fixed maturities being investment grade securities as determined by national rating agencies. The weighted average effective duration of our fixed maturity securities at March 31, 2019 was 2.88 years; the weighted average effective duration of our fixed maturity securities combined with our short-term securities was 2.62 years.
The carrying value and unfunded commitments for certain of our investments were as follows:

	Carrying Value		March 31, 2019
($ in thousands, except expected funding period)	March 31, 2019	December 31, 2018	Unfunded Commitment	Expected funding period in years
Qualified affordable housing project tax credit partnerships (1)	$61,247	$65,677	$960	6
Historic tax credit partnerships (2)	3,568	3,757	276	1
All other investments, primarily investment fund LPs/LLCs	326,039	298,323	198,420	5
Total	$390,854	$367,757	$199,656
(1) The carrying value reflects our total commitments (both funded and unfunded) to the partnerships, less any amortization, since our initial investment. We fund these investments based on funding schedules maintained by the partnerships.

(2) The carrying value reflects our funded commitments less any amortization.
Investment fund LPs/LLCs are by nature less liquid and may involve more risk than other investments. We manage our risk through diversification of asset class and geographic location. At March 31, 2019, we had investments in 39 separate investment funds with a total carrying value, as shown in the table above, which represented approximately 10% of our total investments. We review and monitor the performance of these investments on a quarterly basis.

Financing Activities and Related Cash Flows
Treasury Shares
During the three months ended March 31, 2019 and 2018, we did not repurchase any common shares and, as of April 25, 2019, our remaining Board authorization was approximately $110 million.
ProAssurance Shareholder Dividends
Our Board declared quarterly cash dividends of $0.31 per share during the first quarters of both 2019 and 2018, each of which was paid in the following quarter. Dividends paid in the first quarters of 2019 and 2018 included special dividends of $0.50 and $4.69 per share, respectively, declared in the fourth quarters of 2018 and 2017, respectively. Any decision to pay future cash dividends is subject to the Board’s final determination after a comprehensive review of financial performance, future expectations and other factors deemed relevant by the Board.
Debt
At March 31, 2019 our debt included $250 million of outstanding unsecured senior notes. The notes bear interest at 5.3% annually and are due in 2023 although they may be redeemed in whole or part prior to maturity. There are no financial covenants associated with these notes.
We have a Revolving Credit Agreement, which expires in June 2020, that may be used for general corporate purposes, including, but not limited to, short-term working capital, share repurchases as authorized by the Board and support for other activities. Our Revolving Credit Agreement permits borrowings of up to $200 million, and has available a $50 million accordion feature, which, if successfully subscribed, would expand permitted borrowings up to $250 million. At March 31, 2019, there were no outstanding borrowings on our Revolving Credit Agreement and we are in compliance with the financial covenants of the Revolving Credit Agreement.
We have Mortgage Loans with one lender in connection with the recapitalization of two office buildings, which mature in December 2027. The Mortgage Loans accrue interest at three-month LIBOR plus 1.325% with principal and interest payable on a quarterly basis. At March 31, 2019, the outstanding balance of the Mortgage Loans was approximately $39 million and we are in compliance with the financial covenant of the Mortgage Loans.
Additional information regarding our debt is provided in Note 8 of the Notes to Condensed Consolidated Financial Statements.
We utilize an interest rate cap agreement with a notional amount of $35 million to manage our exposure to increases in LIBOR on our Mortgage Loans. Per the interest rate cap agreement, we are entitled to receive cash payments if and when the three-month LIBOR exceeds 2.35%. Additional information on our interest rate cap agreement is provided in Note 9 of the Notes to Condensed Consolidated Financial Statements.
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
Off-Balance Sheet Arrangements
We have no significant off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. See more information on our off-balance sheet arrangements in Note 6 of the Notes to Condensed Consolidated Financial Statements.

Results of Operations – Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
Selected consolidated financial data for each period is summarized in the table below.

	Three Months Ended March 31
($ in thousands, except per share data)	2019	2018	Change
Revenues:
Net premiums written	$245,742	$215,132	$30,610
Net premiums earned	$208,149	$187,159	$20,990
Net investment result	22,008	23,667	(1,659)
Net realized investment gains (losses)	36,623	(12,517)	49,140
Other income	2,095	2,723	(628)
Total revenues	268,875	201,032	67,843

Expenses:
Net losses and loss adjustment expenses	159,755	129,786	29,969
Underwriting, policy acquisition and operating expenses	61,392	57,360	4,032
Segregated portfolio cells dividend expense (income)	4,787	1,747	3,040
Interest expense	4,330	3,705	625
Total expenses	230,264	192,598	37,666
Income before income taxes	38,611	8,434	30,177
Income tax expense (benefit)	6,961	(3,422)	10,383
Net income	$31,650	$11,856	$19,794
Non-GAAP operating income	$4,163	$21,487	$(17,324)
Earnings per share:
Basic	$0.59	$0.22	$0.37
Diluted	$0.59	$0.22	$0.37
Non-GAAP operating earnings per share:
Basic	$0.08	$0.40	$(0.32)
Diluted	$0.08	$0.40	$(0.32)
Net loss ratio	76.8%	69.3%	7.5	pts
Underwriting expense ratio	29.5%	30.6%	(1.1)	pts
Combined ratio	106.3%	99.9%	6.4	pts
Operating ratio	95.3%	88.1%	7.2	pts
Effective tax rate	18.0%	(40.6%)	58.6	pts
Return on equity*	8.2%	3.0%	5.2	pts

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
The following sections provide an overview of our consolidated and segment results of operations for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018. See the Segment Operating Results sections that follow for additional information regarding each segment's operating results.
Revenues
The following table shows our consolidated and segment net premiums earned:

	Three Months Ended March 31
($ in thousands)	2019	2018	Change
Net premiums earned
Specialty P&C	$124,067	$114,947	$9,120	7.9%
Workers' Compensation Insurance	45,939	42,700	3,239	7.6%
Segregated Portfolio Cell Reinsurance	19,502	17,036	2,466	14.5%
Lloyd's Syndicates	18,641	12,476	6,165	49.4%
Consolidated total	$208,149	$187,159	$20,990	11.2%
All of our operating segments contributed to the increase in consolidated net premiums earned during the three months ended March 31, 2019 as compared to the same respective period of 2018. The increase in gross premiums earned in our Specialty P&C segment reflected the pro rata effect of higher premiums written during the preceding twelve months, predominantly in our healthcare facilities and physicians lines of business. For our Lloyd's Syndicates segment, the increase in net premiums earned was primarily due to shifts in the mix of premiums written over the preceding twelve months, the increase in our participation in Syndicate 1729 from 58% to 62% for the 2018 underwriting year and the establishment of Syndicate 6131 at the beginning of 2018. The increase in net premiums earned in both our Workers' Compensation Insurance and Segregated Portfolio Cell Reinsurance segments primarily reflected the pro rata effect of higher net premiums written during the preceding twelve months.
The following table shows our consolidated net investment result:

	Three Months Ended March 31
($ in thousands)	2019	2018	Change
Net investment income	$22,818	$22,027	$791	3.6%
Equity in earnings (loss) of unconsolidated subsidiaries	(810)	1,640	(2,450)	(149.4%)
Net investment result	$22,008	$23,667	$(1,659)	(7.0%)
The decrease in our consolidated net investment result for the three months ended March 31, 2019 was primarily attributable to a decrease in earnings from our unconsolidated subsidiaries, partially offset by an increase in net investment income due to higher earnings from our short-term investment holdings due to higher interest rates and, to a lesser extent, an increase in income from our fixed maturity securities due to higher yields from all asset classes within that portfolio.

The following table shows our total consolidated net realized investment gains (losses):

	Three Months Ended March 31
($ in thousands)	2019	2018	Change
Net impairment losses recognized in earnings	$(49)	$—	$(49)	nm
Other net realized investment gains (losses)	36,672	(12,517)	49,189	393.0%
Net realized investment gains (losses)	$36,623	$(12,517)	$49,140	392.6%
During the 2019 three-month period, we recognized a nominal amount of both credit related OTTI in earnings and non-credit OTTI in OCI, both of which related to a corporate bond. During the 2018 three-month period, we did not recognize any OTTI in earnings.
Other net realized investment gains and losses during the three months ended March 31, 2019 and 2018 primarily reflected changes in the value of our equity trading portfolio. See further discussion in our Segment Operating Results - Corporate section that follows.
Expenses
The following table shows our consolidated and segment net loss ratios and net loss development:

	Three Months Ended March 31
($ in millions)	2019	2018	Change
Current accident year net loss ratio
Consolidated ratio	81.7%	81.5%	0.2	pts
Specialty P&C	93.1%	90.6%	2.5	pts
Workers' Compensation Insurance	68.2%	66.1%	2.1	pts
Segregated Portfolio Cell Reinsurance	66.7%	67.2%	(0.5)	pts
Lloyd's Syndicates	54.5%	70.7%	(16.2)	pts

Calendar year net loss ratio
Consolidated ratio	76.8%	69.3%	7.5	pts
Specialty P&C	86.8%	72.7%	14.1	pts
Workers' Compensation Insurance	66.3%	65.2%	1.1	pts
Segregated Portfolio Cell Reinsurance	55.1%	58.4%	(3.3)	pts
Lloyd's Syndicates	58.5%	68.0%	(9.5)	pts

Favorable (unfavorable) net loss development, prior accident years
Consolidated	$10.3	$22.8	$(12.5)
Specialty P&C	$7.9	$20.6	$(12.7)
Workers' Compensation Insurance	$0.9	$0.4	$0.5
Segregated Portfolio Cell Reinsurance	$2.3	$1.5	$0.8
Lloyd's Syndicates	$(0.8)	$0.3	$(1.1)
The slight increase in our consolidated current accident year net loss ratio during the 2019 three-month period as compared to the same respective period of 2018 was primarily due to a higher current accident year net loss ratio in our Specialty P&C segment, largely offset by a lower current accident year net loss ratio in our Lloyd's Syndicates segment. The current accident year net loss ratio in our Specialty P&C segment is higher due to our continued concern around potential loss trends in the broader HCPL industry including large, more complex risks. Additionally, as compared to the 2018 three-month period, the current accident year net loss ratio in our Specialty P&C segment was higher due to the effect of a reduction during the first quarter of 2018 to ceded premiums owed under reinsurance agreements for prior accident years which increased net premiums earned during the 2018 three-month period; however, no such adjustments were made during the 2019 three-month period (see further discussion in our Segment Operating Results - Specialty P&C section that follows under the heading "Ceded Premiums Written"). Furthermore, the increase in the current accident year net loss ratio in our Specialty P&C segment was due to changes in the mix of business including a higher volume of earned premium in our excess and surplus lines of business. The lower current accident year net loss ratio in our Lloyd's Syndicates segment was driven by the effect of higher net premiums earned during the 2019 three-month period.
In both the 2019 and 2018 three-month periods, our consolidated calendar year net loss ratio was lower than our consolidated current accident year net loss ratio due to the recognition of net favorable prior year reserve development, as shown in the previous table. Net favorable prior year reserve development recognized in the 2019 three-month period was lower as compared to same respective period of 2018 due to the observed increase in claim severity in the broader HCPL industry.
Our consolidated and segment underwriting expense ratios were as follows:

	Three Months Ended March 31
	2019	2018	Change
Underwriting Expense Ratio
Consolidated	29.5%	30.6%	(1.1)	pts
Specialty P&C	23.9%	24.3%	(0.4)	pts
Workers' Compensation Insurance	30.9%	30.5%	0.4	pts
Segregated Portfolio Cell Reinsurance	26.8%	30.0%	(3.2)	pts
Lloyd's Syndicates	45.4%	58.1%	(12.7)	pts
Corporate*	2.2%	2.5%	(0.3)	pts
*There are no net premiums earned associated with the Corporate segment. Ratios shown are the contribution of the Corporate segment to the consolidated ratio (Corporate operating expenses divided by consolidated net premium earned).

Our consolidated underwriting expense ratio decreased for the 2019 three-month period as compared to the same respective period of 2018 driven by an increase in net premiums earned across all of our operating segments which outpaced the increase in consolidated DPAC amortization.
Taxes
Our effective tax rates for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31
	2019	2018
Projected annual effective tax rate	(13.1%)	(2.4%)
Tax effect of discrete items	31.1%	(38.2%)
Total effective tax rate	18.0%	(40.6%)
Our projected annual effective tax rates were benefits of 13.1% and 2.4% as of March 31, 2019 and 2018, respectively, before discrete items were considered. For the 2019 and 2018 three-month periods, the most significant discrete item that affected our effective tax rate was the treatment of net realized investment gains and losses. This treatment of net realized investment gains of $34.3 million in our Corporate segment for the three months ended March 31, 2019 accounted for 30.3% of the 31.1% increase in the projected annual effective tax rate due to discrete items. For the three months ended March 31, 2018, this treatment of net realized investment losses of $12.0 million in our Corporate segment accounted for 34.7% of the 38.2% reduction in the projected annual effective tax rate due to discrete items.
Our projected annual effective tax rates as of March 31, 2019 and 2018 were different from the statutory federal income tax rate of 21% primarily due to a portion of our investment income being tax-exempt and the utilization of tax credits transferred to us from our tax credit partnership investments. See further discussion in the Segment Operating Results - Corporate section that follows under the heading "Taxes."

Operating Ratio
Our operating ratio is our combined ratio, less our investment income ratio. This ratio provides the combined effect of underwriting profitability and investment income. Our operating ratio for the three months ended March 31, 2019 and 2018 was as follows:

	Three Months Ended March 31
	2019	2018	Change
Operating ratio	95.3%	88.1%	7.2	pts
The increase in our operating ratio for the 2019 three-month period was driven by a higher net loss ratio in our Specialty P&C segment due to an increase in current accident year net losses primarily due to changes in the in mix of premiums earned and a lower amount of prior year favorable development. The increase in our operating ratio was partially offset by a lower net loss ratio in our Lloyd's Syndicates segment driven by an increase in net premiums earned.
ROE
ROE is calculated as annualized net income for the period divided by the average of beginning and ending shareholders’ equity. This ratio measures our overall after-tax profitability and shows how efficiently capital is being used. ROE for the three months ended March 31, 2019 and 2018 was as follows:

	Three Months Ended March 31
	2019	2018	Change
ROE	8.2%	3.0%	5.2	pts
The increase in our ROE in the 2019 three-month period was primarily due to an increase in net income driven by the change in the fair value of our equity trading portfolio, partially offset by higher current accident year net losses and a lower amount of prior year favorable development in our Specialty P&C segment.
Book Value per Share
Book value per share is calculated as total shareholders’ equity at the balance sheet date divided by the total number of common shares outstanding. This ratio measures the net worth of the Company to shareholders on a per-share basis. Our book value per share at March 31, 2019 as compared to December 31, 2018 is shown in the following table.

Book Value Per Share
Book Value Per Share at December 31, 2018	$28.39
Increase (decrease) to book value per share during the three months ended March 31, 2019 attributable to:
Dividends declared	(0.31)
Net income	0.59
OCI	0.48
Other *	(0.09)
Book Value Per Share at March 31, 2019	$29.06
* Includes the impact of cumulative effect adjustments related to ASUs adopted during 2019.

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
The following table is a reconciliation of net income to Non-GAAP operating income:

	Three Months Ended March 31
(In thousands, except per share data)	2019	2018
Net income	$31,650	$11,856
Items excluded in the calculation of Non-GAAP operating income:
Net realized investment (gains) losses	(36,623)	12,517
Net realized gains (losses) attributable to SPCs which no profit/loss is retained (1)	1,741	(410)
Guaranty fund assessments (recoupments)	88	84
Pre-tax effect of exclusions	(34,794)	12,191
Tax effect, at 21% (2)	7,307	(2,560)
After-tax effect of exclusions	(27,487)	9,631
Non-GAAP operating income	$4,163	$21,487
Per diluted common share:
Net income	$0.59	$0.22
Effect of exclusions	(0.51)	0.18
Non-GAAP operating income per diluted common share	$0.08	$0.40
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
(2) The 21% rate is the annual expected statutory tax rate associated with the taxable or tax deductible items listed above. Excluding net realized investment (gains) losses, which are discrete items and are tax effected at the annual expected statutory tax rate in the period they are included in net income, our effective tax rate for the respective periods was applied to these items in calculating net income. See previous discussion in this section under the heading "Taxes."

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
Our Specialty P&C segment focuses on professional liability insurance and medical technology liability insurance. Segment operating results reflected pre-tax underwriting profit or loss from these insurance lines, exclusive of investment results, which are included in our Corporate segment. Segment operating results included the following:

	Three Months Ended March 31
($ in thousands)	2019	2018	Change
Net premiums written	$140,657	$118,848	$21,809	18.4%

Net premiums earned	$124,067	$114,947	$9,120	7.9%
Other income	1,209	1,256	(47)	(3.7%)
Net losses and loss adjustment expenses	(107,658)	(83,522)	(24,136)	28.9%
Underwriting, policy acquisition and operating expenses	(29,615)	(27,980)	(1,635)	5.8%
Segment operating results	$(11,997)	$4,701	$(16,698)	(355.2%)

Net loss ratio	86.8%	72.7%	14.1	pts
Underwriting expense ratio	23.9%	24.3%	(0.4)	pts
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
Gross, ceded and net premiums written were as follows:

	Three Months Ended March 31
($ in thousands)	2019	2018	Change
Gross premiums written	$166,431	$140,520	$25,911	18.4%
Less: Ceded premiums written	25,774	21,672	4,102	18.9%
Net premiums written	$140,657	$118,848	$21,809	18.4%

Gross Premiums Written
Gross premiums written by component were as follows:

	Three Months Ended March 31
($ in thousands)	2019	2018	Change
Professional liability
Physicians (1)
Twelve month term	$107,788	$87,845	$19,943	22.7%
Twenty-four month term	6,605	8,249	(1,644)	(19.9%)
Total Physicians	114,393	96,094	18,299	19.0%
Healthcare facilities (2)(7)	22,220	15,083	7,137	47.3%
Other healthcare providers (3)	9,951	8,991	960	10.7%
Legal professionals (4)	8,070	7,799	271	3.5%
Tail coverages (5)	4,429	4,349	80	1.8%
Total professional liability	159,063	132,316	26,747	20.2%
Medical technology liability (6)	7,203	8,098	(895)	(11.1%)
Other	165	106	59	55.7%
Total	$166,431	$140,520	$25,911	18.4%

(1)
Physician policies were our greatest source of premium revenues in both 2019 and 2018. The increase in twelve month term policies during the 2019 three-month period reflected timing differences of $6.8 million primarily related to the renewal of a few large policies that shifted their 2018 renewal dates to the first quarter of 2019. Excluding the effect of these timing differences, twelve month term policies increased $13.1 million as compared to the first quarter of 2018. This increase was primarily due to new business written, including the addition of two large policies, an increase in premium assumed in which we participate on a quota share basis and an increase in renewal pricing, partially offset by retention losses. The increase in renewal pricing is reflective of our concern about potential increases in loss severity as well as more moderate marketplace price competition. We also offer twenty-four month term policies to our physician insureds in one selected jurisdiction. The decrease in twenty-four month term policies during the 2019 three-month period, as compared to the same respective period in 2018, primarily reflected the normal cycle of renewals (policies subject to renewal in 2019 were previously written in 2017 rather than in 2018).

(2)
Our healthcare facilities premium (which includes hospitals, surgery centers and other similar facilities) increased during the 2019 three-month period driven by new business written, primarily due to the addition of two large policies, timing differences of $1.6 million related to the renewal of certain policies and, to a lesser extent, an increase in exposure related to a few alternative market policies (see further discussion in footnote 7 that follows). The increase in the 2019 three-month period also reflected an increase in renewal pricing primarily due to changes in the loss experience of a few large policies. Additionally, given the loss environment and initial loss indications we are seeing in the healthcare facilities space, we are seeking rate increases where we believe appropriate. The increase in healthcare facilities premium in the 2019 three-month period was partially offset by retention losses, driven by the loss of one large policy due to price competition.

(3)	Our other healthcare providers are primarily dentists, chiropractors and allied health professionals.

(4)
Our legal professionals policies are primarily individual and small group policies in select areas of practice. The increase during the 2019 three-month period was primarily due to new business written and, to a lesser extent, an increase in the rate charged for certain renewed policies in select states due to rate filings, largely offset by retention losses.

(5)
We offer extended reporting endorsement or "tail" coverage to insureds who discontinue their claims-made coverage with us, and we also periodically offer tail coverage through custom policies. The amount of tail coverage premium written can vary significantly from period to period.

(6)
Our medical technology liability business is marketed throughout the U.S.; coverage is typically offered on a primary basis, within specified limits, to manufacturers and distributors of medical technology and life sciences products including entities conducting human clinical trials. In addition to the previously listed factors that affect our premium volume, our medical technology liability premium volume is impacted by the sales volume of insureds. The decrease during the 2019 three-month period was primarily due to retention losses, partially offset by new business written and, to a lesser extent, an increase in the renewal pricing for certain policies as a result of an increase in the sales volume of the insureds. Retention losses in the 2019 three-month period are largely attributable to an increase in competition on terms and pricing.

(7)
Certain components of our gross premiums written include alternative market premiums. We cede either all or a portion of the alternative market premium, net of reinsurance, to certain SPCs of our wholly owned Cayman Islands reinsurance subsidiaries, Eastern Re and Inova Re, which are reported in our Segregated Portfolio Cell Reinsurance segment (see further discussion in the Ceded Premiums Written section that follows). The portion not ceded to the SPCs is retained within our Specialty P&C segment. For the 2019 and 2018 three-month periods, we wrote alternative market gross premiums written only in our healthcare facilities line of business as follows:

	Three Months Ended March 31
($ in millions)	2019	2018	Change
Healthcare facilities	$3.7	$3.2	$0.5	15.6%
The increase in our alternative market healthcare facilities premium during the 2019 three-month period as compared to the same respective period of 2018 was primarily due to new business written and an increase in renewal pricing driven by increases in exposure related to a few policies, partially offset by retention losses.
New business written by component on a direct basis was as follows:

	Three Months Ended March 31
(In millions)	2019	2018
Physicians	$14.4	$5.0
Healthcare facilities	4.3	2.1
Other healthcare providers	0.4	1.4
Legal professionals	0.9	0.8
Medical technology liability	0.9	0.9
Total	$20.9	$10.2
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
Retention by component was as follows:

	Three Months Ended March 31
	2019	2018
Physicians(1)	91%	91%
Healthcare facilities(1)(2)	71%	86%
Other healthcare providers(1)	89%	87%
Legal professionals	89%	82%
Medical technology liability(2)	80%	87%
(1) Excludes certain policies written on an excess and surplus lines basis.
(2) See Gross Premiums Written section for further explanation of retention decline in 2019.
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

Changes in renewal pricing by component was as follows:

Three Months Ended March 31
2019
Physicians (1)(2)	4%
Healthcare facilities (1)(2)	13%
Other healthcare providers (1)	4%
Legal professionals (2)	3%
Medical technology liability	2%
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
Ceded premiums written were as follows:

	Three Months Ended March 31
($ in thousands)	2019	2018	Change
Excess of loss reinsurance arrangements (1)	$9,321	$8,923	$398	4.5%
Premium ceded to Syndicate 1729 (2)	—	2,105	(2,105)	nm
Other shared risk arrangements (3)	11,718	8,513	3,205	37.6%
Premium ceded to SPCs (4)	3,738	3,118	620	19.9%
Other ceded premiums written	997	938	59	6.3%
Adjustment to premiums owed under reinsurance agreements, prior accident years, net (5)	—	(1,925)	1,925	nm
Total ceded premiums written	$25,774	$21,672	$4,102	18.9%

(1)
We generally reinsure risks under our excess of loss reinsurance arrangements pursuant to which the reinsurers agree to assume all or a portion of all risks that we insure above our individual risk retention levels, up to the maximum individual limits offered. In the majority of our excess of loss reinsurance arrangements, the premium due to the reinsurer is determined by the loss experience of that business reinsured, subject to certain minimum and maximum amounts. The increase in ceded premiums written under our excess of loss reinsurance arrangements for the 2019 three-month period primarily reflected an increase in the premiums we expect to owe our reinsurers based upon increases to our estimates of losses recoverable from our reinsurance partners.

(2)
Prior to January 1, 2018, our Specialty P&C segment ceded premiums to Syndicate 1729 under a quota share reinsurance agreement. We record our participation in Syndicate 1729 in our Lloyd's Syndicates segment on a quarter delay, except when information is material to the current period. We also recorded the cession to Syndicate 1729 from our Specialty P&C segment on the same quarter delay as the amounts were not material and that permitted the cession to be reported by both our Lloyd's Syndicates segment and our Specialty P&C segment in the same reporting period. The decrease in premiums ceded to Syndicate 1729 is due to the non-renewal of the quota share reinsurance agreement with Syndicate 1729 on January 1, 2018; the impact of which was not reflected in ceded premiums written until the second quarter of 2018 due to the previously mentioned quarter delay. See the Segment Operating Results - Lloyd's Syndicates section for further discussion on the quota share agreement.

(3)
We have entered into various shared risk arrangements, including quota share, fronting, and captive arrangements, with certain large healthcare systems and other insurance entities. These arrangements include our Ascension Health and CAPAssurance programs. While we cede a large portion of the premium written under these arrangements, they provide us an opportunity to grow net premium through strategic partnerships. The increase in the 2019 three-month period was primarily driven by growth in our CAPAssurance program.

(4)
As previously discussed, as a part of our alternative market solutions, all or a portion of certain healthcare premium written is ceded to the SPCs in our Segregated Portfolio Cell Reinsurance segment under either excess of loss or quota share reinsurance agreements, depending on the structure of the individual program. See the Segment Operating Results - Segregated Portfolio Cell Reinsurance section for further discussion on the cession to the SPCs from our Specialty P&C segment. The increase in premiums ceded to the SPCs during the 2019 three-month period was primarily driven by new business written and an increase in renewal pricing (see discussion in footnote 7 under the heading "Gross Premiums Written").

(5)
Given the length of time that it takes to resolve our claims, many years may elapse before all losses recoverable under a reinsurance arrangement are known. As a part of the process of estimating our loss reserve we also make estimates regarding the amounts recoverable under our reinsurance arrangements. As previously discussed, the premiums ultimately ceded under certain of our excess of loss reinsurance arrangements are subject to the losses ceded under the arrangements. As part of the review of our reserves during the first quarter of 2019, we concluded that our current estimate of expected losses and associated recoveries for prior year ceded losses was reasonable; therefore, we did not adjust our estimate of ceded premiums owed to reinsurers during the 2019 three-month period. For the 2018 three-month period, we reduced our estimate of expected losses and associated recoveries for prior year ceded losses, as well as our estimate of ceded premiums owed to reinsurers. Changes to estimates of premiums ceded related to prior accident years are fully earned in the period the changes in estimates occur.

Ceded Premiums Ratio
As shown in the table below, our ceded premiums ratio was affected in both 2019 and 2018 by revisions to our estimate of premiums owed to reinsurers related to coverages provided in prior accident years.

	Three Months Ended March 31
	2019	2018	Change
Ceded premiums ratio, as reported	15.5%	15.4%	0.1	pts
Less the effect of adjustments in premiums owed under reinsurance agreements, prior accident years (as previously discussed)	—%	(1.4%)	1.4	pts
Ratio, current accident year	15.5%	16.8%	(1.3)	pts
The decrease in the current accident year ceded premiums ratio for the 2019 three-month period was driven by the effect of the non-renewal of the quota share reinsurance agreement with Syndicate 1729, partially offset by an increase in premiums ceded under our other shared risk arrangements. See discussion above under the heading "Ceded Premiums Written."

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
Net premiums earned were as follows:

	Three Months Ended March 31
($ in thousands)	2019	2018	Change
Gross premiums earned	$143,019	$133,698	$9,321	7.0%
Less: Ceded premiums earned	18,952	18,751	201	1.1%
Net premiums earned	$124,067	$114,947	$9,120	7.9%
The increase in gross premiums earned during the 2019 three-month period included the pro rata effect of higher premiums written during the preceding twelve months, predominantly in our healthcare facilities and physicians lines of business.
The slight increase in ceded premiums earned during the 2019 three-month period was driven by the effect of an adjustment made during the first quarter of 2018 to ceded premiums owed under reinsurance agreements related to prior accident year losses; no adjustment was made during the first quarter of 2019 (see previous discussion in footnote 5 under the heading "Ceded Premiums Written"). After removing the effect of the prior accident year ceded premium adjustment from the 2018 three-month period, ceded premiums earned decreased primarily due to the non-renewal of the quota share reinsurance agreement with Syndicate 1729, partially offset by the pro rata effect of an increase in premiums ceded under our shared risk arrangements during the preceding twelve months, predominately in our CAPAssurance program.

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
The following table summarizes calendar year net loss ratios by separating losses between the current accident year and all prior accident years. Additionally, the table shows our current accident year net loss ratio was affected by revisions to our estimate of premiums owed to reinsurers related to coverages provided in prior accident years. Net loss ratios were as follows:

	Net Loss Ratios (1)
	Three Months Ended March 31
	2019	2018	Change
Calendar year net loss ratio	86.8%	72.7%	14.1	pts
Less impact of prior accident years on the net loss ratio	(6.3%)	(17.9%)	11.6	pts
Current accident year net loss ratio	93.1%	90.6%	2.5	pts
Less estimated ratio increase (decrease) attributable to:
Ceded premium adjustments, prior accident years (2)	—%	(1.5%)	1.5	pts
Current accident year net loss ratio, excluding the effect of prior year ceded premium (3)	93.1%	92.1%	1.0	pts

(1)	Net losses, as specified, divided by net premiums earned.

(2)
Reductions to premiums owed under reinsurance agreements for prior accident years increased net premiums earned (the denominator of the current accident year ratio) for the 2018 three-month period. No such adjustments were made during the 2019 three-month period. See the discussion in the Premiums section for our Specialty P&C segment under the heading "Ceded Premiums Written" for additional information.

(3)
The current accident year net loss ratio, excluding the effect of prior year ceded premium adjustments, is higher due to our continued concern around potential loss trends in the broader HCPL industry including large, more complex risks. Furthermore, the increase in the current accident year net loss ratio was due to changes in the mix of business including a higher volume of earned premium in our excess and surplus lines of business.

We recognized net favorable loss development related to our previously established reserves of $7.9 million during the three months ended March 31, 2019 and $20.6 million during the same respective period of 2018. We re-evaluate our previously established reserve each quarter based upon the most recently completed actuarial analysis supplemented by any new analysis, information or trends that have emerged since the date of that study. We also take into account currently available industry trend information. Development recognized during the three months ended March 31, 2019 principally related to accident years 2012 through 2015. Development recognized during the three months ended March 31, 2018 principally related to accident years 2011 through 2015. While our reserves continue to develop favorably, net favorable prior year reserve development recognized in the 2019 three-month period was lower as compared to same respective period of 2018 due to the observed increase in claim severity in the broader HCPL industry.
A detailed discussion of factors influencing our recognition of loss development is included in our Critical Accounting Estimates section under the heading "Reserve for Losses and Loss Adjustment Expenses" and in our 2018 Form 10-K under the same heading. Assumptions used in establishing our reserve are regularly reviewed and updated by management as new data becomes available. Any adjustments necessary are reflected in the then current operations. Due to the size of our reserve, even a small percentage adjustment to the assumptions can have a material effect on our results of operations for the period in which the change is made, as was the case in both 2019 and 2018.

Underwriting, Policy Acquisition and Operating Expenses
Our Specialty P&C segment underwriting, policy acquisition and operating expenses were comprised as follows:

	Three Months Ended March 31
($ in thousands)	2019	2018	Change
DPAC amortization	$14,091	$12,738	$1,353	10.6%
Management fees	1,966	1,697	269	15.9%
Other underwriting and operating expenses	13,558	13,545	13	0.1%
Total	$29,615	$27,980	$1,635	5.8%
DPAC amortization increased for the three months ended March 31, 2019 as compared to the same respective period of 2018 driven by the increase net premiums earned and, to a lesser extent, an increase in commission and brokerage expenses and a decrease in ceding commission income, which is an offset to expense, due to a reduction in premiums ceded to Syndicate 1729.
Management fees are charged pursuant to a management agreement by the Corporate segment to the operating subsidiaries within our Specialty P&C segment for services provided, based on the extent to which services are provided to the subsidiary and the amount of premium written by the subsidiary. While the terms of the management agreement were consistent between 2018 and 2019, fluctuations in the amount of premium written by each subsidiary can result in corresponding variations in the management fee charged to each subsidiary during a particular period.
Other underwriting and operating expenses was relatively flat during the 2019 three-month period as compared to the same respective period of 2018 due to offsetting factors. Other underwriting and operating expenses for the 2019 three-month period included $1.0 million associated with a data analytics services agreement entered into during the fourth quarter of 2018 (see Note 6 of the Notes to Condensed Consolidated Financial Statements for further information), offset by a decrease in compensation related costs as a result of lower bonuses as compared to the same period of 2018.
Underwriting Expense Ratio (the Expense Ratio)
Our expense ratio for the Specialty P&C segment for the three months ended March 31, 2019 and 2018, respectively, was as follows:

	Three Months Ended March 31
	2019	2018	Change
Underwriting expense ratio	23.9%	24.3%	(0.4)	pts
The slight decrease in the underwriting expense ratio for the 2019 three-month period was due to the effect of an increase in net premiums earned, almost entirely offset by the increase in DPAC amortization, as previously discussed, as compared to the same period of 2018.

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
Our Workers' Compensation Insurance segment provides workers' compensation products to employers generally with 1,000 or fewer employees. Workers' compensation products offered include guaranteed cost policies, policyholder dividend policies, retrospectively-rated policies, deductible policies and alternative market solutions. Alternative market products include program design, fronting, claims administration, risk management, SPC rental, asset management and SPC management services. Alternative market premiums are 100% ceded to either the SPCs within our Segregated Portfolio Cell Reinsurance segment or, to a limited extent, an unaffiliated captive insurer. Our Workers' Compensation Insurance segment operating results reflected pre-tax underwriting profit or loss from these workers' compensation products, exclusive of investment results, which are included in our Corporate segment. Segment operating results included the following:

	Three Months Ended March 31
($ in thousands)	2019	2018	Change
Net premiums written	$51,407	$55,481	$(4,074)	(7.3%)

Net premiums earned	$45,939	$42,700	$3,239	7.6%
Other income	729	851	(122)	(14.3%)
Net losses and loss adjustment expenses	(30,443)	(27,825)	(2,618)	9.4%
Underwriting, policy acquisition and operating expenses	(14,192)	(13,030)	(1,162)	8.9%
Segment operating results	$2,033	$2,696	$(663)	(24.6%)

Net loss ratio	66.3%	65.2%	1.1	pts
Underwriting expense ratio	30.9%	30.5%	0.4	pts
Premiums Written
Our workers’ compensation premium volume is driven by five primary factors: (1) the amount of new business written, (2) audit premium, (3) retention of our existing book of business, (4) premium rates charged on our renewal book of business and (5) changes in payroll exposure.
Gross, ceded and net premiums written were as follows:

	Three Months Ended March 31
($ in thousands)	2019	2018	Change
Gross premiums written	$89,354	$91,667	$(2,313)	(2.5%)
Less: Ceded premiums written	37,947	36,186	1,761	4.9%
Net premiums written	$51,407	$55,481	$(4,074)	(7.3%)

Gross Premiums Written
Gross premiums written by product were as follows:

	Three Months Ended March 31
($ in thousands)	2019	2018	Change
Traditional business:
Guaranteed cost	$42,737	$43,484	$(747)	(1.7%)
Policyholder dividend	7,186	8,330	(1,144)	(13.7%)
Deductible	2,246	3,086	(840)	(27.2%)
Retrospective	763	2,007	(1,244)	(62.0%)
Other	1,827	2,155	(328)	(15.2%)
Alternative market business	34,595	32,605	1,990	6.1%
Total	$89,354	$91,667	$(2,313)	(2.5%)
Gross premiums written in our traditional business decreased during the three months ended March 31, 2019 as compared to the same respective period of 2018, which primarily reflected a decrease in new business, a decrease in audit premium and renewal pricing declines of 2%, partially offset by a one-point increase in the renewal retention rate to 87%. The renewal pricing declines and decrease in new business reflect the very competitive workers' compensation marketplace. New business written for the three months ended March 31, 2018 also included approximately $3.7 million of premiums written related to the acquisition of the Great Falls renewal book of business. Retrospective policy premiums written include an estimate for retrospective premium adjustments, which decreased premiums written by $0.3 million in the 2019 three-month period, compared to adjustments that increased premiums written by $0.5 million in the 2018 three-month period.
The growth in our alternative market business for the three months ended March 31, 2019 primarily reflected an increase in the renewal retention rate and an increase in payroll exposure, partially offset by renewal pricing declines of 2% and a decrease in new business written. We retained all 9 of the available workers' compensation alternative market programs up for renewal during the three months ended March 31, 2019.
New business, audit premium, retention and renewal price changes for both the traditional business and the alternative market business are shown in the table below:

	Three Months Ended March 31
	2019			2018
($ in millions)	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results
New business	$6.4	$1.1	$7.5	$13.7	$2.9	$16.6
Audit premium (including EBUB)	$0.2	$0.5	$0.7	$1.2	$0.1	$1.3
Retention rate (1)	82%	97%	87%	83%	91%	86%
Change in renewal pricing (2)	(3%)	(2%)	(2%)	(4%)	(1%)	(3%)

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

Ceded Premiums Written
Ceded premiums written were as follows:

	Three Months Ended March 31
($ in thousands)	2019	2018	Change
Premiums ceded to SPCs	$32,146	$29,222	$2,924	10.0%
Premiums ceded to external reinsurers	3,442	2,907	535	18.4%
Premiums ceded to unaffiliated captive insurers	2,449	3,383	(934)	(27.6%)
Change in return premium estimate under external reinsurance	(90)	674	(764)	(113.4%)
Total ceded premiums written	$37,947	$36,186	$1,761	4.9%
Our Workers' Compensation Insurance segment cedes alternative market business under a 100% quota share reinsurance agreement, net of a ceding commission, to SPCs in our Segregated Portfolio Cell Reinsurance segment. The ceding commission consists of an amount for fronting fees, cell rental fees, commissions, premium taxes, claims administration fees and risk management fees. The fronting fees, commissions, premium taxes and risk management fees are recorded as an offset to underwriting, policy acquisition and operating expenses (see discussion that follows under the heading "Underwriting, Policy Acquisition and Operating Expenses"). Cell rental fees are recorded as a component of other income and claims administration fees are recorded as ceded ULAE. The increase in premiums ceded to SPCs during the three months ended March 31, 2019 reflected growth in our alternative market premium, as previously discussed.
Under our external reinsurance agreement, we retain the first $0.5 million in risk insured by us and cede losses in excess of this amount on each loss occurrence under our primary external reinsurance contract. Per our reinsurance agreements, we cede premiums related to our traditional business on an earned premium basis. The increase in premiums ceded to external reinsurers during the three months ended March 31, 2019 was driven by an increase in earned premium and an increase in reinsurance rates effective May 1, 2018.
Changes in the return premium estimate reflected the loss experience under the reinsurance contract for the three months ended March 31, 2019 and 2018. The change in estimated return premium for the three months ended March 31, 2019 reflected favorable loss development on prior year reinsured claims as compared to unfavorable loss development on prior year reinsured claims for the same respective period of 2018.
Ceded Premiums Ratio
Ceded premiums ratio was as follows:

	Three Months Ended March 31
	2019	2018	Change
Ceded premiums ratio, as reported	34.6%	34.9%	(0.3)	pts
Less the effect of:
Premiums ceded to SPCs (100%)	26.9%	24.3%	2.6	pts
Retrospective premium adjustments	—%	0.1%	(0.1)	pts
Premiums ceded to unaffiliated captive insurers (100%)	0.9%	3.0%	(2.1)	pts
Return premium estimated under external reinsurance	(0.2%)	1.5%	(1.7)	pts
Assumed premiums earned (not ceded to external reinsurers)	(0.3%)	(0.3%)	—	pts
Ceded premiums ratio, less the effects of above	7.3%	6.3%	1.0	pts
The above table reflects ceded premiums earned as a percent of gross premiums earned. As discussed above, we cede premiums related to our traditional business to external reinsurers on an earned premium basis. The increase in the ceded premiums ratio for the three months ended March 31, 2019 when compared to the same respective period of 2018 primarily reflected an increase in reinsurance rates.

Net Premiums Earned
Net premiums earned were as follows:

	Three Months Ended March 31
($ in thousands)	2019	2018	Change
Gross premiums earned	$70,276	$65,614	$4,662	7.1%
Less: Ceded premiums earned	24,337	22,914	1,423	6.2%
Net premiums earned	$45,939	$42,700	$3,239	7.6%
Net premiums earned consist of gross premiums earned less the portion of earned premiums that we cede to SPCs in our Segregated Portfolio Cell Reinsurance segment, external reinsurers or to any unaffiliated captive insurers. Because premiums are generally earned pro rata over the entire policy period, fluctuations in premiums earned tend to lag those of premiums written. Our workers’ compensation policies are twelve month term policies and premiums are earned on a pro rata basis over the policy period. Net premiums earned also include premium adjustments related to the audit of our insureds' payrolls. Payroll audits are conducted subsequent to the end of the policy period and any related adjustments are recorded as fully earned in the current period. In addition, we record an estimate for EBUB and evaluate the estimate on a quarterly basis. We did not adjust the EBUB estimate during the three months ended March 31, 2019 or 2018. The increase in net premiums earned primarily reflected the pro rata effect of higher net premiums written during the preceding twelve months.
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

	Three Months Ended March 31
	2019	2018	Change
Calendar year net loss ratio	66.3%	65.2%	1.1	pts
Less impact of prior accident years on the net loss ratio	(1.9%)	(0.9%)	(1.0)	pts
Current accident year net loss ratio	68.2%	66.1%	2.1	pts
The current accident year net loss ratio for the 2019 three-month period was 68.2% as compared to 66.1% for the same respective period of 2018. The increase in the current accident year net loss ratio primarily reflected the effect of the continuation of intense price competition and the resulting renewal rate decreases.
Calendar year incurred losses (excluding IBNR) ceded to our external reinsurers totaled $1.0 million for the three months ended March 31, 2019, compared to ceded incurred losses of $3.7 million for the same respective period of 2018. Ceded incurred losses reflected unfavorable development on prior year reinsured claims. There were no current accident year ceded incurred losses reported in the 2019 or 2018 three-month periods.
We recognized net favorable prior year development related to our previously established reserve of $0.9 million for the three months ended March 31, 2019 as compared to $0.4 million for the same respective period of 2018. The net favorable prior year development for the three months ended March 31, 2019 reflected overall favorable trends in claim closing patterns, primarily in the 2016 accident year. For both the three months ended March 31, 2019 and 2018, the net favorable prior year development included $0.4 million related to the amortization of the purchase accounting fair value adjustment.

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
Our Workers' Compensation Insurance segment underwriting, policy acquisition and operating expenses were comprised as follows:

	Three Months Ended March 31
($ in thousands)	2019	2018	Change
DPAC amortization	$8,450	$7,503	$947	12.6%
Management fees	670	685	(15)	(2.2%)
Other underwriting and operating expenses	9,385	9,037	348	3.9%
SPC ceding commission offset	(4,313)	(4,195)	(118)	2.8%
Total	$14,192	$13,030	$1,162	8.9%
The increase in DPAC amortization for the three months ended March 31, 2019 as compared to the same respective period of 2018 primarily reflected the increase in net premiums earned and the effect of an increase in capitalized underwriting salaries during 2018. Other underwriting and operating expenses for the three months ended March 31, 2019 were relatively flat as compared to the same respective period of 2018.
As previously discussed, alternative market premiums written through our Workers' Compensation Insurance segment's alternative market business unit are 100% ceded, less a ceding commission, to either the SPCs in our Segregated Portfolio Cell Reinsurance segment or, to a limited extent, an unaffiliated captive insurer. SPC ceding commission income includes fronting fees, commissions, premium taxes and risk management fees, and is reported as an offset to underwriting, policy acquisition and operating expenses. The increase in SPC ceding commissions earned for three months ended March 31, 2019 as compared to the same respective period of 2018 was due to growth in the alternative market business over the preceding twelve months.
Underwriting Expense Ratio (the Expense Ratio)
The underwriting expense ratio included the impact of the following:

	Three Months Ended March 31
	2019	2018	Change
Underwriting expense ratio, as reported	30.9%	30.5%	0.4	pts
Less estimated ratio increase (decrease) attributable to:
Impact of ceding commissions received from SPCs	3.2%	2.8%	0.4	pts
Amortization of intangible assets	1.3%	1.4%	(0.1)	pts
Management fees	1.0%	1.1%	(0.1)	pts
Impact of audit premium	(0.1%)	(0.5%)	0.4	pts
Underwriting expense ratio, less listed effects	25.5%	25.7%	(0.2)	pts
The decrease in the expense ratio for the three months ended March 31, 2019, exclusive of the items noted in the table, primarily reflected the increase in net premiums earned, partially offset by the increase in DPAC amortization, as previously discussed. There were no other individually significant variances by expense category that contributed to the remaining decrease in the expense ratio.

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
The Segregated Portfolio Cell Reinsurance segment reflects the operating results (underwriting profit or loss, plus investment results) of SPCs at Eastern Re and Inova Re, our Cayman Islands SPC operations. As of March 31, 2019, there were 26 (22 active) SPCs. The majority of SPCs only assume workers' compensation insurance, healthcare professional liability insurance or a combination of the two from our Workers' Compensation Insurance and Specialty P&C segments. During the first quarter of 2019, one SPC at Eastern Re assumed an errors and omissions liability policy from a captive insurer unaffiliated with ProAssurance. SPCs are segregated pools of assets and liabilities that provide an insurance facility for a defined set of risks. Assets of each SPC are solely for the benefit of that individual cell and each SPC is solely responsible for the liabilities of that individual cell. Assets of one SPC are statutorily protected from the creditors of the others. Each SPC is owned, fully or in part, by an agency, group or association and the operating results of the SPCs are due to the participants of that cell. We participate to a varying degree in the results of selected SPCs and, for the SPCs in which we participate, our participation interest is as low as 25% and as high as 85%. SPC operating results due to external cell participants are reflected as a SPC dividend expense in our Segregated Portfolio Cell Reinsurance segment. In addition, our Segregated Portfolio Cell Reinsurance segment includes the SPC investment results as the investments are solely for the benefit of the cell participants and investment results due to external cell participants are reflected in the SPC dividend expense. Segment operating results reflects our share of the underwriting and investment results of the SPCs in which we participate, and included the following:

	Three Months Ended March 31
($ in thousands)	2019	2018	Change
Net premiums written	$32,682	$28,962	$3,720	12.8%

Net premiums earned	$19,502	$17,036	$2,466	14.5%
Net investment income	448	356	92	25.8%
Net realized gains (losses)	2,141	(473)	2,614	552.6%
Other income	87	30	57	190.0%
Net losses and loss adjustment expenses	(10,745)	(9,953)	(792)	8.0%
Underwriting, policy acquisition and operating expenses	(5,235)	(5,114)	(121)	2.4%
SPC net operating results	6,198	1,882	4,316	229.3%
SPC dividend (expense) income (1)	(4,787)	(1,747)	(3,040)	174.0%
Segment operating results (2)	$1,411	$135	$1,276	945.2%

Net loss ratio	55.1%	58.4%	(3.3)	pts
Underwriting expense ratio	26.8%	30.0%	(3.2)	pts
(1) Represents the operating (profit) loss due to external cell participants.
(2) Represents our share of the operating profit (loss) of the SPCs in which we participate.
Premiums Written
The majority of premiums in our Segregated Portfolio Cell Reinsurance segment are assumed from either our Workers' Compensation Insurance or Specialty P&C segments. Premium volume is driven by five primary factors: (1) the amount of new business written, (2) retention of the existing book of business, (3) premium rates charged on the renewal book of business and, for workers' compensation business, (4) audit premium and (5) changes in payroll exposure.
Gross, ceded and net premiums written were as follows:

	Three Months Ended March 31
($ in thousands)	2019	2018	Change
Gross premiums written	$36,365	$32,340	$4,025	12.4%
Less: Ceded premiums written	3,683	3,378	305	9.0%
Net premiums written	$32,682	$28,962	$3,720	12.8%

Gross Premiums Written
Gross premiums written reflected reinsurance premiums assumed by component as follows:

	Three Months Ended March 31
($ in thousands)	2019	2018	Change
Workers' compensation	$32,146	$29,222	$2,924	10.0%
Healthcare professional liability	3,738	3,118	620	19.9%
Other	481	—	481	nm
Gross Premiums Written	$36,365	$32,340	$4,025	12.4%
Gross premiums written for the 2019 and 2018 three-month periods was primarily comprised of workers' compensation coverages assumed from our Workers' Compensation Insurance segment. Gross premiums written increased during the three months ended March 31, 2019 as compared to the same respective period of 2018, which primarily reflected an increase in the renewal retention rate and an increase in payroll exposure, partially offset by a decline in renewal pricing and a decrease in new business written. We retained all 10 of the available alternative market programs, including 9 workers' compensation programs and 1 healthcare professional liability program up for renewal during the three months ended March 31, 2019.
During the first quarter of 2019, one SPC at Eastern Re assumed an errors and omissions liability policy that provides coverage for losses up to a lifetime maximum of $10 million from a captive insurer unaffiliated with ProAssurance. The assumed premium related to this policy was $0.5 million. We do not participate in the SPC that assumed this policy; therefore, the underwriting results of this policy will be reflected in the SPC dividend expense in our Segregated Portfolio Cell Reinsurance segment.
New business, audit premium, retention and renewal price changes for the assumed workers' compensation premium is shown in the table below:

	Three Months Ended March 31
($ in millions)	2019	2018
New business	$1.1	$2.9
Audit premium (including EBUB)	$0.5	$0.1
Retention rate (1)	97%	91%
Change in renewal pricing (2)	(2%)	(1%)
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

Ceded Premiums Written
Ceded premiums written were as follows:

	Three Months Ended March 31
($ in thousands)	2019	2018	Change
Ceded premiums written	$3,683	$3,378	$305	9.0%
For the workers' compensation business, each SPC has in place its own external reinsurance arrangements. The healthcare professional liability business is assumed net of reinsurance from our Specialty P&C segment; therefore, there are no ceded premiums related to the healthcare professional liability business reflected in the table above. The risk retention for each loss occurrence ranges from $0.3 million to $0.35 million based on the program, with limits up to $119.7 million. In addition, each program has aggregate reinsurance coverage between $1.1 million and $2.1 million on a program year basis. Per the SPC external reinsurance agreements, premiums are ceded on a written premium basis and the slight increase in premiums ceded to external reinsurers during the three months ended March 31, 2019 primarily reflected an increase in written premium. External reinsurance rates vary based on the alternative market program.
Ceded Premiums Ratio
Ceded premiums ratio was as follows:

	Three Months Ended March 31
	2019	2018	Change
Ceded premiums ratio	11.5%	11.6%	(0.1)	pts
The above table reflects ceded premiums as a percent of gross premiums written for the workers' compensation business only; healthcare professional liability business is assumed net of reinsurance, as discussed above. The ceded premiums ratio remained relatively unchanged for the 2019 three-month period as compared to the same respective period of 2018.
Net Premiums Earned
Gross, ceded and net premiums earned were as follows:

	Three Months Ended March 31
($ in thousands)	2019	2018	Change
Gross premiums earned	$21,939	$19,168	$2,771	14.5%
Less: Ceded premiums earned	2,437	2,132	305	14.3%
Net premiums earned	$19,502	$17,036	$2,466	14.5%
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
Net Investment Income and Net Realized Investment Gains (Losses)
Net investment income for the 2019 and 2018 three-month periods was primarily attributable to interest earned on available-for-sale fixed maturity investments, which primarily includes investment-grade corporate debt securities. Net realized investment losses during the 2019 and 2018 three-month periods primarily reflected changes in the value of the SPCs' equity portfolio.

Losses and Loss Adjustment Expenses
The following table summarizes the calendar year net loss ratios by separating losses between the current accident year and all prior accident years. Calendar year and current accident year net loss ratios were as follows:

	Three Months Ended March 31
	2019	2018	Change
Calendar year net loss ratio	55.1%	58.4%	(3.3)	pts
Less impact of prior accident years on the net loss ratio	(11.6%)	(8.8%)	(2.8)	pts
Current accident year net loss ratio	66.7%	67.2%	(0.5)	pts
The current accident year net loss ratio reflected the aggregate loss ratio for all programs. Loss reserves are estimated for each program on a quarterly basis. Due to the size of some of the programs, quarterly claims activity can cause the current accident year net loss ratio to fluctuate significantly from period to period. The decrease in the current accident year net loss ratio primarily reflected a decline in severity-related claim activity, partially offset by the effect of the continuation of intense price competition and the resulting renewal rate decreases.
Calendar year incurred losses ceded to our external reinsurers totaled $2.6 million and $2.3 million for the 2019 and 2018 three-month periods, respectively, which primarily reflected unfavorable development on prior year reinsured claims. There were no current accident year ceded incurred losses reported in the 2019 three-month period. Current accident year ceded incurred losses reported in the 2018 three-month period were $1.3 million.
We recognized net favorable prior year development of $2.3 million and $1.5 million for the three months ended March 31, 2019 and 2018, respectively, which primarily reflected better than expected claim trends in the 2015, 2016 and 2017 accident years. The improved claim trends reflected lower frequency and severity than anticipated at the time the reserves were established.
Underwriting, Policy Acquisition and Operating Expenses
Our Segregated Portfolio Cell Reinsurance segment underwriting, policy acquisition and operating expenses were comprised as follows:

	Three Months Ended March 31
($ in thousands)	2019	2018	Change
DPAC amortization	$5,150	$4,970	$180	3.6%
Other underwriting and operating expenses	85	144	(59)	(41.0%)
Total	$5,235	$5,114	$121	2.4%
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
Underwriting Expense Ratio (the Expense Ratio)
The underwriting expense ratio included the impact of the following:

	Three Months Ended March 31
	2019	2018	Change
Underwriting expense ratio, as reported	26.8%	30.0%	(3.2)	pts
Less impact of audit premium on expense ratio	(0.6%)	(0.1%)	(0.5)	pts
Underwriting expense ratio, excluding the effect of audit premium	27.4%	30.1%	(2.7)	pts
The underwriting expense ratio primarily reflects the weighted average ceding commission percentage of all SPC programs. The decrease in the underwriting expense ratio also reflected a reduction in other underwriting and operating expenses, primarily related to changes in incurred policyholder dividends for the three months ended March 31, 2019 as compared to the same respective period in 2018.

Segment Operating Results - Lloyd's Syndicates
Our Lloyd's Syndicates segment includes operating results from our participation in certain Syndicates at Lloyd's of London. We have a total capital commitment to support our Lloyd's Syndicate operations through 2019 of up to $200 million, referred to as FAL. The Board, through a non-binding resolution, extended this commitment through 2022. For the 2019 underwriting year, our FAL was comprised of investment securities deposited with Lloyd's which at March 31, 2019 had a fair value of approximately $144.5 million, as discussed in Note 3 of the Notes to Condensed Consolidated Financial Statements.
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
Lloyd's Syndicate 1729. We are the majority capital provider to Syndicate 1729, which covers a range of property and casualty insurance and reinsurance lines. For the 2019 underwriting year, we slightly decreased our participation in the operating results of Syndicate 1729 from 62% to 61% which, due to the quarter delay, will not be reflected in our Lloyd's Syndicates segment results until the second quarter of 2019. The remaining capital for Syndicate 1729 is provided by unrelated third parties, including private names and other corporate members. Syndicate 1729 has a maximum underwriting capacity of £128 million for the 2019 underwriting year, of which £78 million (approximately $101.7 million based on March 31, 2019 exchange rates) is our allocated underwriting capacity.
Lloyd's Syndicate 6131. We are the sole (100%) capital provider to an SPA, Syndicate 6131, which focuses on contingency and specialty property business. As an SPA, Syndicate 6131 is only allowed to underwrite one quota share reinsurance contract with Syndicate 1729. Due to the quarter delay, our participation in Syndicate 6131 was not reflected in our Lloyd's Syndicates segment results until the second quarter of 2018 as Syndicate 6131 began writing business effective January 1, 2018. For the 2019 underwriting year, Syndicate 6131 has a maximum underwriting capacity of £12 million (approximately $15.6 million based on March 31, 2019 exchange rates).
In addition to the results of our participation in Lloyd's Syndicates, as discussed above, our Lloyd's Syndicates segment also includes 100% of the operating results of our wholly owned subsidiaries that support our operations at Lloyd's. For the three months ended March 31, 2019 and 2018, the results of our Lloyd's Syndicates segment were as follows:

	Three Months Ended March 31
($ in thousands)	2019	2018	Change
Gross premiums written	$23,588	$12,361	$11,227	90.8%
Ceded premiums written	(2,592)	(520)	(2,072)	398.5%
Net premiums written	$20,996	$11,841	$9,155	77.3%

Net premiums earned	$18,641	$12,476	$6,165	49.4%
Net investment income	1,006	751	255	34.0%
Net realized gains (losses)	178	(54)	232	429.6%
Other income (loss)	(146)	331	(477)	(144.1%)
Net losses and loss adjustment expenses	(10,909)	(8,486)	(2,423)	28.6%
Underwriting, policy acquisition and operating expenses	(8,469)	(7,246)	(1,223)	16.9%
Income tax benefit (expense)	(304)	(6)	(298)	4,966.7%
Segment operating results	$(3)	$(2,234)	$2,231	(99.9%)

Net loss ratio	58.5%	68.0%	(9.5)	pts
Underwriting expense ratio	45.4%	58.1%	(12.7)	pts
Property and Natural Catastrophe Losses
As previously mentioned, we normally report results from our involvement in Lloyd's Syndicates on a quarter delay; however, during the fourth quarter of 2018, we accelerated our reporting of approximately $6.8 million, net of reinsurance and reinstatement premiums, of storm-related losses in connection with Hurricane Michael, which affected the northwest portion of Florida during October 2018. These losses would have normally been reported in the first quarter of 2019 due to the aforementioned quarter delay. However, due to the availability and significance of these estimates, we accelerated our reporting of these storm-related losses into the fourth quarter of 2018, which is consistent with our policy of disclosing significant losses in the period in which they become known to us. No such adjustments were made during the three months ended March 31, 2019 or 2018.

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
Gross premiums written during the three months ended March 31, 2019 consisted of property insurance coverages (50% of total gross premiums written), casualty coverages (37%), specialty property coverages (8%), property reinsurance coverages (3%) and catastrophe reinsurance coverages (2%). Gross premiums written during the three months ended March 31, 2019 reflects our increased participation in the operating results of Syndicate 1729 from 58% to 62% and our participation in the operating results of Syndicate 6131. The increase in gross premiums written during the 2019 three-month period as compared to the same respective period of 2018 was primarily driven by new business written, primarily property insurance coverages, and, to a lesser extent, volume increases on renewal business.
As discussed in our Specialty P&C segment operating results, prior to January 1, 2018 Syndicate 1729 served as a reinsurer on a quota share basis for a wholly owned insurance subsidiary in our Specialty P&C segment. Premiums assumed from our Specialty P&C segment were approximately $1.2 million during the three months ended March 31, 2018. The 2017 and 2016 calendar year quota share arrangements with our Specialty P&C segment were commuted in December 2018 and 2017, respectively. Due to the quarter delay, the effects of the 2017 and 2016 commutations were reported in both segments' results during the first quarters of 2019 and 2018, respectively, and is reflected in the Lloyd's Syndicates segment results for the three months ended March 31, 2019 and 2018, respectively. The commutations did not differ significantly from previously recorded amounts.
Ceded Premiums Written
Syndicate 1729 utilizes reinsurance to provide the capacity to write larger limits of liability on individual risks, to provide protection against catastrophic loss and to provide protection against losses in excess of policy limits. Ceded premiums written increased for the three months ended March 31, 2019 primarily due to the increased utilization of reinsurance on new business written directly by Syndicate 1729 to replace the business previously assumed through the quota share agreement with our Specialty P&C segment.
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
The increase in net premiums earned during the 2019 three-month period primarily reflected the pro rata effect of shifts in the mix of premiums written during the preceding twelve months; a larger proportion of premiums were written through the open-market, as compared to previous years, which are predominately earned over twelve months. The increase in the 2019 three-month period also reflected the increase in our participation in Syndicate 1729 and Syndicate 6131 at the beginning of 2018. Net premiums earned for the three months ended March 31, 2019 and 2018 included premium assumed from our Specialty P&C segment of approximately $0.1 million and $1.9 million, respectively.
Net Losses and Loss Adjustment Expenses
Losses for the period were primarily recorded using the loss assumptions by risk category incorporated into the business plan submitted to Lloyd's for Syndicate 1729 with consideration given to loss experience incurred to date. The assumptions used in the business plan were consistent with loss results reflected in Lloyd's historical data for similar risks. Syndicate 6131follows a process similar to Syndicate 1729 for the establishment of initial reserves. We expect loss ratios to fluctuate from quarter to quarter as Syndicate 1729 writes more business and the book begins to mature. We also expect loss ratios of Syndicate 6131 to fluctuate from quarter to quarter as Syndicate 6131 assumes more business from Syndicate 1729. The loss ratios will also fluctuate due to the timing of earned premium adjustments (see discussion in this section under the heading "Net Premiums Earned"). Premium and exposure for some of Syndicate 1729's insurance policies and reinsurance contracts are initially estimated and subsequently adjusted over an extended period of time as underlying premium reports are received from cedants and insureds. When reports are received, the premium, exposure and corresponding loss estimates are revised accordingly. Changes in loss estimates due to premium or exposure fluctuations are incurred in the accident year in which the premium is earned.
The following table summarizes calendar year net loss ratios by separating losses between the current accident year and all prior accident years. Net loss ratios for the period were as follows:

	Net Loss Ratios
	Three Months Ended March 31
	2019	2018	Change
Calendar year net loss ratio	58.5%	68.0%	(9.5)	pts
Less impact of prior accident years on the net loss ratio	4.0%	(2.7%)	6.7	pts
Current accident year net loss ratio	54.5%	70.7%	(16.2)	pts
The current accident year net loss ratio decreased by 16.2 percentage points during the three months ended March 31, 2019 as compared to the same period of 2018 driven by the effect of higher net premiums earned.
We recognized $0.8 million of unfavorable prior year development for the three months ended March 31, 2019, as compared to $0.3 million of favorable prior year development for the same respective period of 2018. The unfavorable prior year development for the three months ended March 31, 2019 was driven by higher than expected losses and development on certain large claims which resulted in unfavorable development with respect to a previous year of account.
Underwriting, Policy Acquisition and Operating Expenses
Underwriting, policy acquisition and operating expenses increased by $1.2 million for the three months ended March 31, 2019 as compared to the same respective period in 2018. The increase was primarily due to the anticipated growth in Syndicate 1729 operations, an increase in DPAC amortization primarily due to an increase in net premiums earned and broker commissions, and, to a lesser extent, increases in various operational expenses associated with establishing Syndicate 6131.
The decrease in the underwriting expense ratio for the three months ended March 31, 2019 was primarily due to the increase in net premiums earned, partially offset by an increase in broker commissions and operating expenses, as previously discussed.
Investments
Net investment income for the 2019 and 2018 three-month periods was primarily attributable to interest earned on our FAL investments, which primarily includes investment-grade corporate debt securities. Syndicate 1729's fixed maturities portfolio includes certain debt securities classified as trading securities. Investment results associated with these fixed maturity trading securities are reported on the same quarter delay.
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
Our Corporate segment includes investment operations, other than those reported in our Segregated Portfolio Cell Reinsurance and Lloyd's Syndicates segments, interest expense and U.S. income taxes. Our Corporate segment also includes non-premium revenues generated outside of our insurance entities and corporate expenses. Segment operating results for our Corporate segment were net earnings of $40.2 million and $6.6 million for the three months ended March 31, 2019 and 2018, respectively, and included the following:

	Three Months Ended March 31
($ in thousands)	2019	2018	Change
Net investment income	$21,364	$20,920	$444	2.1%
Equity in earnings (loss) of unconsolidated subsidiaries	$(810)	$1,640	$(2,450)	(149.4%)
Net realized gains (losses)	$34,304	$(11,990)	$46,294	386.1%
Operating expense	$4,570	$4,678	$(108)	(2.3%)
Interest expense	$4,330	$3,705	$625	16.9%
Income tax expense (benefit)	$6,657	$(3,428)	$10,085	294.2%
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
Net investment income by investment category was as follows:

	Three Months Ended March 31
($ in thousands)	2019	2018	Change
Fixed maturities	$16,151	$15,981	$170	1.1%
Equities	4,823	4,867	(44)	(0.9%)
Short-term investments, including Other	1,667	1,209	458	37.9%
BOLI	453	449	4	0.9%
Investment fees and expenses	(1,730)	(1,586)	(144)	9.1%
Net investment income	$21,364	$20,920	$444	2.1%
Fixed Maturities
While on an overall basis, our average investment in fixed maturity securities was approximately 2% lower for the 2019 three-month period as compared to the same respective period of 2018, investment income from fixed maturity securities increased for the 2019 three-month period as compared to the 2018 three-month period primarily due to higher yields from all asset classes in our fixed maturity portfolio.
Average yields for our fixed maturity portfolio were as follows:

	Three Months Ended March 31
	2019	2018
Average income yield	3.3%	3.2%
Average tax equivalent income yield	3.4%	3.4%

Equities
Income from our equity portfolio decreased slightly during the 2019 three-month period as compared to the same respective period of 2018 which reflected a decrease in our allocation to this asset category as well as a different mix of equities owned.
Other Investments and Short-term Investments
Short-term investments, which have a maturity at purchase of one year or less are carried at fair value, which approximates their cost basis, and are primarily composed of investments in U.S. treasury obligations, commercial paper and money market funds. Income from our other investments and short-term investments increased during the 2019 three-month period as compared to the same respective period of 2018 primarily attributable to higher earnings from our short-term investment holdings due to higher interest rates.
Equity in Earnings (Loss) of Unconsolidated Subsidiaries
Equity in earnings (loss) of unconsolidated subsidiaries was as follows:

	Three Months Ended March 31
($ in thousands)	2019	2018	Change
All other investments, primarily investment fund LPs/LLCs	$3,809	$7,616	$(3,807)	(50.0%)
Tax credit partnerships	(4,619)	(5,976)	1,357	(22.7%)
Equity in earnings (loss) of unconsolidated subsidiaries	$(810)	$1,640	$(2,450)	(149.4%)
We hold interests in certain LPs/LLCs that generate earnings from trading portfolios, secured debt, debt securities, multi-strategy funds and private equity investments. The performance of the LPs/LLCs is affected by the volatility of equity and credit markets. For our investments in LPs/LLCs, we record our allocable portion of the partnership operating income or loss as the results of the LPs/LLCs become available. Our investment results from our portfolio of investments in LPs/LLCs decreased for the 2019 three-month period as compared to the 2018 three-month period due to a net decrease in the reported earnings from our LP/LLC investment portfolio.
Our tax credit partnership investments are designed to generate returns in the form of tax credits and tax-deductible project operating losses and are comprised of qualified affordable housing project tax credit partnerships and historic tax credit partnerships. We account for our tax credit partnership investments under the equity method and record our allocable portion of the operating losses of the underlying properties based on estimates provided by the partnerships. For our qualified affordable housing project tax credit partnerships, we adjust our estimates of our allocable portion of operating losses periodically as actual operating results of the underlying properties become available. Our historic tax credit partnerships are short-term in nature and remaining operating losses are expected to be recognized primarily in 2019. The results from our tax credit partnership investments for the three months ended March 31, 2019 reflected lower partnership operating losses as compared to the same respective period of 2018.
The tax benefits received from our tax credit partnerships, which are not reflected in our investment results above, reduced our tax expense in 2019 and 2018 as follows:

	Three Months Ended March 31
(In millions)	2019	2018
Tax credits recognized during the period	$4.6	$5.3
Tax benefit of tax credit partnership operating losses	$1.0	$1.3
Tax credits provided by the underlying projects of the historic tax credit partnerships are typically available in the tax year in which the project is put into active service, whereas the tax credits provided by qualified affordable housing project tax credit partnerships are provided over approximately a ten year period. The decrease in tax credits recognized for the three months ended March 31, 2019 was primarily attributable to our historic tax credit partnership investments.

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

	Three Months Ended March 31
(In thousands)	2019	2018
GAAP net investment result:
Net investment income	$21,364	$20,920
Equity in earnings (loss) of unconsolidated subsidiaries	(810)	1,640
GAAP net investment result	$20,554	$22,560

Pro forma tax-equivalent investment result	$26,928	$30,393

Reconciliation of pro forma and GAAP tax-equivalent investment result:
GAAP net investment result	$20,554	$22,560
Taxable equivalent adjustments, calculated using the 21% federal statutory tax rate
State and municipal bonds	247	698
BOLI	120	119
Dividends received	141	339
Tax credit partnerships	5,866	6,677
Pro forma tax-equivalent investment result	$26,928	$30,393

Net Realized Investment Gains (Losses)
The following table provides detailed information regarding our net realized investment gains (losses).

	Three Months Ended March 31
(In thousands)	2019	2018
OTTI losses, total:
Corporate debt	$(136)	$—
Portion of OTTI losses recognized in other comprehensive income before taxes:
Corporate debt	87	—
Net impairment losses recognized in earnings	(49)	—
Gross realized gains, available-for-sale fixed maturities	259	4,464
Gross realized (losses), available-for-sale fixed maturities	(308)	(2,035)
Net realized gains (losses), equity investments	1,790	9,101
Net realized gains (losses), other investments	379	688
Change in unrealized holding gains (losses), equity investments	30,337	(23,261)
Change in unrealized holding gains (losses), convertible securities, carried at fair value as a part of other investments	1,895	(954)
Other	1	7
Net realized investment gains (losses)	$34,304	$(11,990)
For the 2019 three-month period, we recognized a nominal amount of both credit related OTTI in earnings and non-credit OTTI in OCI, both of which related to a corporate bond. We did not recognize any OTTI during the 2018 three-month period.

We recognized $34.3 million of net realized investment gains during 2019 three-month period, primarily driven by unrealized holding gains on our equity trading portfolio of $30.3 million. The primary driver of these unrealized holding gains was the improvement in the market during the first quarter of 2019, which caused our equity securities to increase in value. The most significant sectors that benefited were the financial and energy sectors, although all sectors improved.
Operating Expenses
Corporate segment operating expenses were comprised as follows:

	Three Months Ended March 31
($ in thousands)	2019	2018	Change
Operating expenses	$9,172	$8,637	$535	6.2%
Management fee offset	(4,602)	(3,959)	(643)	16.2%
Segment Total	$4,570	$4,678	$(108)	(2.3%)
The increase in operating expenses for the three months ended March 31, 2019 was primarily driven by an increase in share-based compensation expenses and other compensation related costs and, to a lesser extent, an increase in professional fees as compared to the same respective period of 2018. The increase in share-based compensation expense in the 2019 three-month period was attributable to the effect of an adjustment made during the first quarter of 2018 to a particular year's award as the value of the projected award decreased based upon the decline of one of the associated performance metrics.
Operating subsidiaries within our Specialty P&C and Workers' Compensation Insurance segments are charged a management fee by the Corporate segment for services provided to these subsidiaries. The management fee is based on the extent to which services are provided to the subsidiary and the amount of gross premium written by the subsidiary. Under the arrangement, the expenses associated with such services are reported as expenses of the Corporate segment, and the management fees charged are reported as an offset to Corporate operating expenses. While the terms of the arrangement were consistent between 2018 and 2019, fluctuations in the amount of gross premium written by each subsidiary can result in corresponding variations in the management fee charged to each subsidiary during a particular period.
Interest Expense
Consolidated interest expense for three months ended March 31, 2019 and 2018 was comprised as follows:

	Three Months Ended March 31
($ in thousands)	2019	2018	Change
Senior Notes due 2023	$3,357	$3,357	$—	—%
Revolving Credit Agreement (including fees and amortization)	141	607	(466)	(76.8%)
Mortgage Loans (including amortization)	395	306	89	29.1%
(Gain)/loss on interest rate cap	437	(575)	1,012	(176.0%)
Other	—	10	(10)	(100.0%)
Interest expense	$4,330	$3,705	$625	16.9%
Consolidated interest expense increased during the three months ended March 31, 2019 as compared to the same three-month period of 2018 driven by the change in fair value of our interest rate cap. The interest rate cap is designated as an economic hedge of interest rate risk associated with our variable rate Mortgage Loans. Excluding the impact of the change in fair value of our interest rate cap, consolidated interest expense decreased during the three months ended March 31, 2019. The decrease was due to lower interest expense on our Revolving Credit Agreement as we did not have any outstanding borrowings during the first quarter of 2019 compared to weighted average outstanding borrowings of $103 million during the first quarter of 2018. Interest expense on our Revolving Credit Agreement for the first quarter of 2019 primarily reflected unused commitment fees. See further discussion of our outstanding debt in Note 8 and further discussion of our interest rate cap agreement in Note 9 of the Notes to Condensed Consolidated Financial Statements.

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

	Three Months Ended March 31
(In thousands)	2019	2018
Corporate segment income tax expense (benefit)	$6,657	$(3,428)
Lloyd's Syndicates segment income tax expense (benefit)	304	6
Consolidated income tax expense (benefit)	$6,961	$(3,422)
Factors affecting our consolidated effective tax rate include the following:

	Three Months Ended March 31
	2019	2018
Statutory rate	21.0%	21.0%
Tax-exempt income (1)	(1.1%)	(11.8%)
Tax credits	(12.0%)	(62.5%)
Non-U.S. operating results	0.4%	5.5%
Tax deficiency (excess tax benefit) on share-based compensation	0.4%	(0.5%)
Other	9.3%	7.7%
Total effective tax rate	18.0%	(40.6%)
(1) Includes tax-exempt interest, dividends received deduction and change in cash surrender value of BOLI.
The provision (benefit) for income taxes and the effective tax rate for the 2019 and 2018 three-month periods are determined based upon our current estimate of our annual effective tax rate at the end of each quarterly reporting period (the projected annual effective tax rate) plus the impact of certain discrete items that are not included in the projected annual effective tax rate. Our projected annual effective tax rates for 2019 and 2018 were benefits of 13.1% and 2.4% at March 31, 2019 and 2018, respectively, before consideration of discrete items. Our projected annual effective tax rates for both the 2019 and 2018 three-month periods were different from the statutory federal income tax rate primarily due to a portion of our investment income being tax-exempt and the utilization of tax credits transferred to us from our tax credit partnership investments. Tax credits utilized were $4.6 million and $5.3 million for the three months ended March 31, 2019 and 2018, respectively. While projected tax credits for 2019 are less than 2018, they continue to have a significant impact on the effective tax rate for the 2019 three-month period.
Our effective tax rates for the 2019 and 2018 three-month periods were an expense of 18.0% and a benefit of 40.6%, respectively, and differs from the projected annual effective tax rates due to certain discrete items. These discrete items increased our projected annual effective tax rate by 31.1% and reduced our projected annual effective tax rate by 38.2% for the 2019 and 2018 three-month periods, respectively.
For the 2019 and 2018 three-month periods, the most significant discrete item that affected our effective tax rate was the treatment of net realized investment gains and losses. Net realized investment gains and losses are treated as discrete items and reflected in the effective tax rate in the period in which they are included in income. This treatment of net realized investment gains of $34.3 million in our Corporate segment for the three months ended March 31, 2019 accounted for an increase of 30.3% in the projected annual effective tax rate. For the three months ended March 31, 2018, this treatment of net realized investment losses of $12.0 million in our Corporate segment accounted for a decrease of 34.7% in the projected annual effective tax rate.

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
The following tables summarize estimated changes in the fair value of our available-for-sale fixed maturity securities for specific hypothetical changes in interest rates by asset class at March 31, 2019 and December 31, 2018. There are principally two factors that determine interest rates on a given security: changes in the level of yield curves and credit spreads. As different asset classes can be affected in different ways by movements in those two factors, we have separated our portfolio by asset class in the following tables.

	Interest Rate Shift in Basis Points
	March 31, 2019
($ in millions)	(200)	(100)	Current	100	200
Fair Value:
Fixed maturities, available for sale:
U.S. Treasury obligations	$127	$123	$119	$116	$113
U.S. Government-sponsored enterprise obligations	29	29	29	28	27
State and municipal bonds	319	308	298	287	278
Corporate debt	1,339	1,299	1,261	1,224	1,188
Asset-backed securities	511	490	479	466	441
Total fixed maturities, available for sale	$2,325	$2,249	$2,186	$2,121	$2,047

Duration:
Fixed maturities, available for sale:
U.S. Treasury obligations	3.06	2.98	2.90	2.82	2.74
U.S. Government-sponsored enterprise obligations	0.68	0.69	2.03	3.32	3.77
State and municipal bonds	3.50	3.46	3.45	3.48	3.54
Corporate debt	2.92	2.89	2.89	2.87	2.83
Asset-backed securities	1.95	2.17	2.54	2.82	2.93
Total fixed maturities, available for sale	2.77	2.79	2.88	2.94	2.96

	Interest Rate Shift in Basis Points
	December 31, 2018
($ in millions)	(200)	(100)	Current	100	200
Fair Value:
Fixed maturities, available for sale:
U.S. Treasury obligations	$127	$124	$120	$117	$114
U.S. Government-sponsored enterprise obligations	36	36	35	34	33
State and municipal bonds	316	305	294	283	273
Corporate debt	1,300	1,261	1,224	1,187	1,153
Asset-backed securities	443	432	421	409	396
Total fixed maturities, available for sale	$2,222	$2,158	$2,094	$2,030	$1,969

Duration:
Fixed maturities, available for sale:
U.S. Treasury obligations	2.77	2.70	2.63	2.57	2.50
U.S. Government-sponsored enterprise obligations	0.66	0.98	2.65	3.77	4.18
State and municipal bonds	3.61	3.58	3.59	3.64	3.73
Corporate debt	2.98	2.97	2.93	2.89	2.83
Asset-backed securities	2.18	2.46	2.86	3.11	3.23
Total fixed maturities, available for sale	2.86	2.91	2.99	3.04	3.04
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
At March 31, 2019, our fixed maturities portfolio includes fixed maturities classified as trading securities which do not have a significant amount of exposure to market interest rates or credit spreads.
Our cash and short-term investment portfolio at March 31, 2019 was carried at fair value which approximates their cost basis due to their short-term nature. Our cash and short-term investments portfolio lacks significant interest rate sensitivity due to its short duration.
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
Our Revolving Credit Agreement is exposed to interest rate risk as it is LIBOR based and a 1% change in LIBOR will impact annual interest expense only to the extent that there is an outstanding balance. For every $100 million drawn on our Revolving Credit Agreement, a 1% change in interest rates will change our annual interest expense by $1 million. Any outstanding balances on the Revolving Credit Agreement can be repaid on each maturity date, which has typically ranged from one to three months. As of March 31, 2019, no borrowings were outstanding under our Revolving Credit Agreement.

Credit Risk
We have exposure to credit risk primarily as a holder of fixed income securities. We control this exposure by emphasizing investment grade credit quality in the fixed income securities we purchase.
As of March 31, 2019, 94% of our fixed maturity securities were rated investment grade as determined by NRSROs, such as Fitch, Moody’s and Standard & Poor’s. We believe that this concentration in investment grade securities reduces our exposure to credit risk on our fixed income investments to an acceptable level. However, investment grade securities, in spite of their rating, can rapidly deteriorate and result in significant losses. Ratings published by the NRSROs are one of the tools used to evaluate the creditworthiness of our securities. The ratings reflect the subjective opinion of the rating agencies as to the creditworthiness of the securities; therefore, we may be subject to additional credit exposure should the ratings prove to be unreliable.
We also have exposure to credit risk related to our receivables from reinsurers. Our receivables from reinsurers (with regard to both paid and unpaid losses) approximated $377 million at March 31, 2019 and $355 million at December 31, 2018. We monitor the credit risk associated with our reinsurers using publicly available financial and rating agency data.
Equity Price Risk
At March 31, 2019, the fair value of our equity investments, excluding our equity investments in bond investment funds as discussed in the following paragraph, was $277 million. These equity securities are subject to equity price risk, which is defined as the potential for loss in fair value due to a decline in equity prices. The weighted average beta of this group of securities was 0.9. Beta measures the price sensitivity of an equity security or group of equity securities to a change in the broader equity market, in this case the S&P 500 Index. If the value of the S&P 500 Index increased by 10%, the fair value of these securities would be expected to increase by 9.0% to $302 million. Conversely, a 10% decrease in the S&P 500 Index would imply a decrease of 9.0% in the fair value of these securities to $252 million. The selected hypothetical changes of plus or minus 10% do not reflect what could be considered the best or worst case scenarios and are used for illustrative purposes only.
Our equity investments include equity investments in certain bond investment funds which are not subject to significant equity price risk, and thus we have excluded these investments from the above analysis.

ITEM 4. CONTROLS AND PROCEDURES.
The principal executive officer and principal financial officer of the Company participated in management’s evaluation of our disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of March 31, 2019. ProAssurance’s disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on that evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, those controls during the quarter.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
See Note 6 of the Notes to Condensed Consolidated Financial Statements.
ITEM 1A. RISK FACTORS.
There are no changes to the "Risk Factors" in Part 1, Item 1A of the December 31, 2018 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)	Not applicable.

(b)	Not applicable.

(c)	Information required by Item 703 of Regulation S-K.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs* (In thousands)
January 1 - 31, 2019	—	N/A	—	$109,643
February 1 - 28, 2019	—	N/A	—	$109,643
March 1 - 31, 2019	—	N/A	—	$109,643
Total	—	$—	—

*
Under its current plan begun in November 2010, the Board has authorized $600 million for the repurchase of common shares or the retirement of outstanding debt. This is ProAssurance’s only plan for the repurchase of common shares, and the plan has no expiration date.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1
Amendment to Facility Agreement dated November 15, 2013 and the Amendments to the Facility Agreement dated April 6, 2016 and Mary 22, 2018, effective March 13, 2019 between ProAssurance and the Premiums Trust Fund of Syndicate 1729.

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

PROASSURANCE CORPORATION
May 1, 2019

/s/ Dana S. Hendricks
Dana S. Hendricks
Chief Financial Officer
(Duly authorized officer and principal financial officer)