Form 10-Q
period 2019-06-30
PROASSURANCE CORP
filed 2019-08-07
CIK 1127703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2019 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from              to
Commission file number 0-16533
ProAssurance Corporation
(Exact Name of Registrant as Specified in Its Charter)

Delaware			63-1261433
(State or Other Jurisdiction of Incorporation or Organization)			(IRS Employer Identification No.)

100 Brookwood Place,	Birmingham,	AL	35209
(Address of Principal Executive Offices)			(Zip Code)

(205)	877-4400
(Registrant’s Telephone Number, Including Area Code)			(Former Name, Former Address, and Former Fiscal Year, if Changed Since Last Report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	PRA	New York Stock Exchange
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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
As of July 31, 2019, there were 53,760,019 shares of the registrant’s common stock outstanding.

Glossary of Terms and Acronyms

When the following terms and acronyms appear in the text of this report, they have the meanings indicated below.

Term	Meaning
AAD	Annual aggregate deductible
AOCI	Accumulated other comprehensive income (loss)
ASU	Accounting Standards Update
BEAT	Base erosion anti-abuse tax
Board	Board of Directors of ProAssurance Corporation
BOLI	Business owned life insurance
Council of Lloyd's	The governing body for Lloyd's of London
CODM	Chief Operating Decision Maker
Commutation	An agreement between a ceding insurer and the reinsurer that provides for the valuation, payment, and complete discharge of all obligations between the parties under a particular reinsurance contract
DDR	Death, disability and retirement
DPAC	Deferred policy acquisition costs
Eastern Re	Eastern Re, LTD, S.P.C.
EBUB	Earned but unbilled premium
E&O	Errors and Omissions
FAL	Funds at Lloyd's
FASB	Financial Accounting Standards Board
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FNMA	Federal National Mortgage Association
GAAP	Generally accepted accounting principles in the United States of America
GILTI	Global intangible low-taxed income
GNMA	Government National Mortgage Association
HCPL	Healthcare professional liability
IBNR	Incurred but not reported
Inova Re	Inova Re, LTD, S.P.C.
IRS	Internal Revenue Service
LIBOR	London Interbank Offered Rate
LLC	Limited liability company
Lloyd's	Lloyd's of London market
LP	Limited partnership
LPT	Loss portfolio transfer
Medical technology liability	Medical technology and life sciences products liability
Mortgage Loans	Two ten-year mortgage loans collectively with an original borrowing amount of approximately $40 million, each entered into by a subsidiary of ProAssurance
NAIC	National Association of Insurance Commissioners
NAV	Net asset value
NOL	Net operating loss
NRSRO	Nationally recognized statistical rating organization
NYSE	New York Stock Exchange
OCI	Other comprehensive income (loss)
OTTI	Other-than-temporary impairment
PCAOB	Public Company Accounting Oversight Board

Term	Meaning
Revolving Credit Agreement	ProAssurance's $250 million revolving credit agreement
ROE	Return on equity
ROU	Right-of-use
SAP	Statutory accounting principles
SEC	Securities and Exchange Commission
SPA	Special Purpose Arrangement
SPC	Segregated portfolio cell
Specialty P&C	Specialty Property and Casualty
Syndicate 1729	Lloyd's of London Syndicate 1729
Syndicate 6131	Lloyd's of London Syndicate 6131, a Special Purpose Arrangement with Lloyd's of London Syndicate 1729
Syndicate Credit Agreement	Unconditional revolving credit agreement with the Premium Trust Fund of Syndicate 1729
TCJA	Tax Cuts and Jobs Act H.R.1 of 2017
U.K.	United Kingdom of Great Britain and Northern Ireland
ULAE	Unallocated loss adjustment expense
VIE	Variable interest entity

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

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share data)

	June 30, 2019	December 31, 2018
Assets
Investments
Fixed maturities, available for sale, at fair value; amortized cost, $2,188,547 and $2,116,825, respectively	$2,229,346	$2,093,798
Fixed maturities, trading, at fair value; cost, $42,905 and $38,445, respectively	43,156	38,188
Equity investments, at fair value; cost, $398,489 and $450,931, respectively	420,425	442,937
Short-term investments	287,009	308,319
Business owned life insurance	65,008	64,096
Investment in unconsolidated subsidiaries	385,631	367,757
Other investments, $33,824 and $31,344 at fair value, respectively, otherwise at cost or amortized cost	36,725	34,287
Total Investments	3,467,300	3,349,382
Cash and cash equivalents	91,879	80,471
Premiums receivable	278,828	261,466
Receivable from reinsurers on paid losses and loss adjustment expenses	17,418	11,558
Receivable from reinsurers on unpaid losses and loss adjustment expenses	352,012	343,820
Prepaid reinsurance premiums	48,392	40,631
Deferred policy acquisition costs	55,871	54,116
Deferred tax asset, net	11,290	29,108
Real estate, net	30,841	31,114
Operating lease ROU assets	20,374	—
Intangible assets, net	73,815	76,776
Goodwill	210,725	210,725
Other assets	127,373	111,559
Total Assets	$4,786,118	$4,600,726
Liabilities and Shareholders' Equity
Liabilities
Policy liabilities and accruals
Reserve for losses and loss adjustment expenses	$2,195,460	$2,119,847
Unearned premiums	441,923	415,211
Reinsurance premiums payable	54,891	55,614
Total Policy Liabilities	2,692,274	2,590,672
Operating lease liabilities	21,131	—
Other liabilities	203,940	199,295
Debt less debt issuance costs	287,217	287,757
Total Liabilities	3,204,562	3,077,724
Shareholders' Equity
Common shares, par value $0.01 per share, 100,000,000 shares authorized, 63,112,288 and 62,989,421 shares issued, respectively	631	630
Additional paid-in capital	385,200	384,713
Accumulated other comprehensive income (loss), net of deferred tax expense (benefit) of $8,627 and ($4,355), respectively	31,729	(16,911)
Retained earnings	1,581,273	1,571,847
Treasury shares, at cost, 9,352,373 shares as of each respective period end	(417,277)	(417,277)
Total Shareholders' Equity	1,581,556	1,523,002
Total Liabilities and Shareholders' Equity	$4,786,118	$4,600,726
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Changes in Capital (Unaudited)
(In thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance at April 1, 2019	$631	$383,494	$8,655	$1,586,393	$(417,277)	$1,561,896
Common shares issued for compensation and effect of shares reissued to stock purchase plan	—	636	—	—	—	636
Share-based compensation	—	1,083	—	—	—	1,083
Net effect of restricted and performance shares issued	—	(13)	—	—	—	(13)
Dividends to shareholders	—	—	—	(16,656)	—	(16,656)
Other comprehensive income (loss)	—	—	23,074	—	—	23,074
Net income	—	—	—	11,536	—	11,536
Balance at June 30, 2019	$631	$385,200	$31,729	$1,581,273	$(417,277)	$1,581,556

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2018	$630	$384,713	$(16,911)	$1,571,847	$(417,277)	$1,523,002
Cumulative-effect adjustment- ASU 2018-07 adoption*	—	—	—	(444)	—	(444)
Common shares issued for compensation and effect of shares reissued to stock purchase plan	—	812	—	—	—	812
Share-based compensation	—	2,320	—	—	—	2,320
Net effect of restricted and performance shares issued	1	(2,645)	—	—	—	(2,644)
Dividends to shareholders	—	—	—	(33,316)	—	(33,316)
Other comprehensive income (loss)	—	—	48,640	—	—	48,640
Net income	—	—	—	43,186	—	43,186
Balance at June 30, 2019	$631	$385,200	$31,729	$1,581,273	$(417,277)	$1,581,556
* See Note 1 for discussion of accounting guidance adopted during the period.
Continued on the following page.

Continued from the previous page.
	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance at April 1, 2018	$630	$380,250	$(8,046)	$1,614,344	$(418,009)	$1,569,169
Common shares issued for compensation and effect of shares reissued to stock purchase plan	—	1,194	—	—	—	1,194
Share-based compensation	—	1,577	—	—	—	1,577
Net effect of restricted and performance shares issued	—	(20)	—	—	—	(20)
Dividends to shareholders	—	—	—	(17,630)	—	(17,630)
Other comprehensive income (loss)	—	—	(8,097)	—	—	(8,097)
Net income	—	—	—	28,423	—	28,423
Balance at June 30, 2018	$630	$383,001	$(16,143)	$1,625,137	$(418,009)	$1,574,616

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2017	$628	$383,077	$14,911	$1,614,186	$(418,007)	$1,594,795
Cumulative-effect adjustment- ASU 2016-01 adoption	—	—	—	8,334	—	8,334
Cumulative-effect adjustment- ASU 2018-02 adoption	—	—	3,416	(3,416)	—	—
Common shares issued for compensation and effect of shares reissued to stock purchase plan	—	1,316	—	—	(2)	1,314
Share-based compensation	—	2,479	—	—	—	2,479
Net effect of restricted and performance shares issued	2	(3,871)	—	—	—	(3,869)
Dividends to shareholders	—	—	—	(34,246)	—	(34,246)
Other comprehensive income (loss)	—	—	(34,470)	—	—	(34,470)
Net income	—	—	—	40,279	—	40,279
Balance at June 30, 2018	$630	$383,001	$(16,143)	$1,625,137	$(418,009)	$1,574,616

See accompanying notes.

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Revenues
Net premiums earned	$209,149	$223,591	$417,298	$410,750
Net investment income	23,539	22,384	46,357	44,411
Equity in earnings (loss) of unconsolidated subsidiaries	(5,152)	5,380	(5,962)	7,019
Net realized investment gains (losses):
OTTI losses	—	(404)	(136)	(404)
Portion of OTTI losses recognized in other comprehensive income before taxes	—	—	87	—
Net impairment losses recognized in earnings	—	(404)	(49)	(404)
Other net realized investment gains (losses)	9,308	3,199	45,980	(9,318)
Total net realized investment gains (losses)	9,308	2,795	45,931	(9,722)
Other income	2,777	2,044	4,872	4,767
Total revenues	239,621	256,194	508,496	457,225
Expenses
Net losses and loss adjustment expenses	168,440	161,728	328,195	291,515
Underwriting, policy acquisition and operating expenses
Operating expense	34,661	33,958	67,951	66,422
DPAC amortization	28,047	25,653	56,149	50,547
Segregated portfolio cells dividend expense (income)	(7,033)	2,785	(2,246)	4,532
Interest expense	4,247	3,958	8,576	7,663
Total expenses	228,362	228,082	458,625	420,679
Income before income taxes	11,259	28,112	49,871	36,546
Provision for income taxes
Current expense (benefit)	1,507	(1,175)	1,851	(2,503)
Deferred expense (benefit)	(1,784)	864	4,834	(1,230)
Total income tax expense (benefit)	(277)	(311)	6,685	(3,733)
Net income	11,536	28,423	43,186	40,279
Other comprehensive income (loss), after tax, net of reclassification adjustments	23,074	(8,097)	48,640	(34,470)
Comprehensive income (loss)	$34,610	$20,326	$91,826	$5,809
Earnings per share
Basic	$0.21	$0.53	$0.80	$0.75
Diluted	$0.21	$0.53	$0.80	$0.75
Weighted average number of common shares outstanding:
Basic	53,750	53,610	53,716	53,567
Diluted	53,828	53,741	53,818	53,716
Cash dividends declared per common share	$0.31	$0.31	$0.62	$0.62
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended June 30
	2019	2018
Operating Activities
Net income	$43,186	$40,279
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net of accretion	9,653	11,036
(Increase) decrease in cash surrender value of BOLI	(912)	(904)
Net realized investment (gains) losses	(45,931)	9,722
Share-based compensation	2,320	2,517
Deferred income tax expense (benefit)	4,834	(1,230)
Policy acquisition costs, net of amortization (net deferral)	(1,755)	(1,932)
Equity in (earnings) loss of unconsolidated subsidiaries	5,962	(7,019)
Distributed earnings from unconsolidated subsidiaries	7,298	4,595
Other	1,643	796
Other changes in assets and liabilities:
Premiums receivable	(17,362)	(41,560)
Reinsurance related assets and liabilities	(22,536)	11,980
Other assets	(2,557)	969
Reserve for losses and loss adjustment expenses	75,613	30,436
Unearned premiums	26,712	22,181
Other liabilities	(7,153)	(16,300)
Net cash provided (used) by operating activities	79,015	65,566
Investing Activities
Purchases of:
Fixed maturities, available for sale	(350,937)	(552,451)
Fixed maturities, trading	(4,486)	(29,999)
Equity investments	(38,959)	(91,054)
Other investments	(13,769)	(15,228)
Funding of qualified affordable housing project tax credit partnerships	(322)	(74)
Investment in unconsolidated subsidiaries	(41,947)	(27,734)
Proceeds from sales or maturities of:
Fixed maturities, available for sale	277,592	658,337
Equity investments	102,410	75,376
Other investments	14,715	14,725
Return of invested capital from unconsolidated subsidiaries	10,800	36,154
Net sales or maturities (purchases) of short-term investments	21,623	219,053
Unsettled security transactions, net change	(4,171)	(3,044)
Purchases of capital assets	(5,042)	(5,113)
Repayments (advances) under Syndicate Credit Agreement	29,790	(1,050)
Other	(17)	—
Net cash provided (used) by investing activities	(2,720)	277,898
Continued on the following page.

	Six Months Ended June 30
	2019	2018
Continued from the previous page.
Financing Activities
Repayments under Revolving Credit Agreement	—	(123,000)
Repayments of Mortgage Loans	(724)	(698)
Dividends to shareholders	(59,956)	(283,313)
Capital contribution received from (return of capital to) external segregated portfolio cell participants	(1,544)	(329)
Other	(2,663)	(3,904)
Net cash provided (used) by financing activities	(64,887)	(411,244)
Increase (decrease) in cash and cash equivalents	11,408	(67,780)
Cash and cash equivalents at beginning of period	80,471	134,495
Cash and cash equivalents at end of period	$91,879	$66,715
Significant Non-Cash Transactions
Dividends declared and not yet paid	$16,656	$17,630
Operating ROU assets obtained in exchange for operating lease liabilities	$3,729	$—

See accompanying notes.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2019

1. Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of ProAssurance Corporation and its consolidated subsidiaries (ProAssurance, PRA or the Company). The financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring adjustments, have been included. ProAssurance’s results for the six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes contained in ProAssurance’s December 31, 2018 report on Form 10-K. In connection with its preparation of the Condensed Consolidated Financial Statements, ProAssurance evaluated events that occurred subsequent to June 30, 2019 for recognition or disclosure in its financial statements and notes to financial statements.
Beginning in the third quarter of 2018, ProAssurance operates in five reportable segments as follows: Specialty P&C, Workers' Compensation Insurance, Segregated Portfolio Cell Reinsurance, Lloyd's Syndicates and Corporate. For more information on the Company's segment reporting, including the nature of products and services provided and financial information by segment, refer to Note 14.
Reclassifications
As a result of the third quarter of 2018 segment reorganization, prior period segment information in Note 14 has been recast to conform to the Company's current segment reporting (see Note 14 for further information).
Accounting Policies
Except as added below, the significant accounting policies followed by ProAssurance in making estimates that materially affect financial reporting are summarized in Note 1 of the Notes to Consolidated Financial Statements in ProAssurance’s December 31, 2018 report on Form 10-K.
Leases
ProAssurance is involved in a number of leases, primarily for office facilities. The Company determines if an arrangement is a lease at the inception date of the contract and classifies all leases as either financing or operating. Operating leases are included in operating lease ROU assets and operating lease liabilities on the Condensed Consolidated Balance Sheet as of June 30, 2019. The ROU asset represents the right to use the underlying asset for the lease term. As of June 30, 2019, ProAssurance has no leases that are classified as financing leases.
Operating ROU assets and operating lease liabilities are initially recognized as of the lease commencement date based on the present value of the remaining lease payments, discounted over the term of the lease using a discount rate determined based on information available as of the commencement date. As the majority of ProAssurance's lessors do not provide an implicit discount rate, the Company uses its collateralized incremental borrowing rate in determining the present value of remaining lease payments. Due to the adoption of ASU 2016-02 (see further discussion that follows), the Company used its collateralized incremental borrowing rate as of January 1, 2019 for operating leases that commenced prior to that date. Subsequent to the initial recognition, the operating ROU asset is amortized over the lease term on a straight-line basis as operating lease expense which is included as a component of operating expense on the Condensed Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2019 and 2018. Leases with an initial term of twelve months or less are considered short-term and are not recorded on the Condensed Consolidated Balance Sheet; lease expense for these leases is also recognized on a straight-line basis over the lease term. Additionally, for leases entered into or reassessed after the adoption of ASU 2016-02, ProAssurance accounts for lease and non-lease components of a contract as a single lease component.
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

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2019

Other Liabilities
Other liabilities consisted of the following:

(In thousands)	June 30, 2019	December 31, 2018
SPC dividends payable	$51,952	$53,604
Unpaid shareholder dividends	16,656	43,446
All other	135,332	102,245
Total other liabilities	$203,940	$199,295

SPC dividends payable are the cumulative undistributed earnings contractually payable to the external cell participants of SPCs operated by ProAssurance's Cayman Islands subsidiaries, Inova Re and Eastern Re.
Unpaid dividends represent common stock dividends declared by ProAssurance's Board that had not yet been paid as of June 30, 2019. Unpaid dividends at December 31, 2018 included a special dividend declared in the fourth quarter of 2018 that was paid in January 2019.
Accounting Changes Adopted
Leases (ASU 2016-02)
Effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, the FASB issued guidance that requires a lessee to recognize for all leases (with the exception of short-term leases) a lease liability, which is a lessee's obligation to make lease payments arising from a lease, measured on a discounted basis, and a right-of-use asset, which is an asset that represents the lessee's right to use, or control the use of, a specified asset for the lease term. ProAssurance adopted the guidance as of January 1, 2019 using a modified retrospective application and elected the transition option provided that allows companies to continue to apply legacy GAAP in comparative periods. Also, ProAssurance elected the package of practical expedients permitted under the guidance, which allowed the Company to carryforward its historical lease classification, its assessment on whether a contract is or contains a lease and its initial direct costs for any leases that existed prior to adoption of the new standard. Furthermore, ProAssurance elected to combine lease and non-lease components and to keep leases with an initial term of 12 months or less off the Condensed Consolidated Balance Sheet and recognize the associated lease payments in the Condensed Consolidated Statements of Income and Comprehensive Income on a straight-line basis over the lease term. ProAssurance recognized total ROU assets and total lease liabilities of approximately $19 million on the Condensed Consolidated Balance Sheet as of January 1, 2019 which relate to ProAssurance's real estate operating leases; the Company does not consider these leases to be material to its financial position. Adoption of this guidance had no material impact on ProAssurance's results of operation or cash flows.
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

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2019

Derivatives and Hedging (ASU 2017-12)
Effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, the FASB issued guidance to improve financial reporting of hedging relationships to better portray the entity's risk management activities in the consolidated financial statements. The new guidance eliminates the requirement to separately measure and report hedge ineffectiveness and requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. ProAssurance adopted the guidance as of January 1, 2019. ProAssurance's derivative instrument at June 30, 2019 is not designated as a hedging instrument; therefore, adoption had no effect on ProAssurance's results of operations, financial position or cash flows.
Improvements to Nonemployee Share-Based Payment Accounting (ASU 2018-07)
Effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, the FASB issued guidance which reduces the complexity in accounting for nonemployee share-based payment awards. The new guidance substantially aligns the accounting for nonemployee share-based payment awards with the accounting guidance for employee share-based payment awards with certain exceptions, including the inputs used in estimating the fair value of the nonemployee awards and the period of time and pattern of expense recognition. ProAssurance adopted the guidance as of January 1, 2019 using a modified retrospective application and recorded a cumulative-effect adjustment of approximately $0.4 million to beginning retained earnings in the Condensed Consolidated Statement of Changes in Capital for the six months ended June 30, 2019. Adoption had no material effect of ProAssurance's results of operations or cash flows.
Derivatives and Hedging - Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap as a Benchmark Interest Rate for Hedge Accounting Purposes (ASU 2018-16)
Effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, the FASB issued new guidance that permits the use of the Overnight Index Swap Rate based on the Secured Financing Rate as a U.S. benchmark interest rate for hedge accounting purposes. ProAssurance adopted the guidance as of January 1, 2019. As of June 30, 2019, ProAssurance's derivative instrument is not designated as a hedging instrument; therefore, adoption had no effect on ProAssurance's results of operations, financial position or cash flows.
Accounting Changes Not Yet Adopted
Improvements to Financial Instruments - Credit Losses (ASU 2016-13)
Effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, the FASB issued guidance that replaces the incurred loss impairment methodology, which delays recognition of credit losses until a probable loss has been incurred, with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Under the new guidance, credit losses are required to be recorded through an allowance for credit losses account and the income statement will reflect the initial recognition of lifetime expected credit losses for any newly recognized financial assets as well as increases or decreases of expected credit losses that have taken place during the period. Credit losses on available-for-sale fixed maturity securities will be required to be presented as an allowance, rather than as a write-down of the asset, limited to the amount by which the fair value is below amortized cost. Adoption of this guidance is not expected to have a material impact on ProAssurance's available-for-sale fixed maturity portfolio. In addition, ProAssurance's premiums receivable and receivables from reinsurers are also included in the scope of this new guidance; however, ProAssurance has not historically experienced material credit losses due to the financial condition of an insured or reinsurer. ProAssurance plans to adopt the guidance beginning January 1, 2020 and is in the process of evaluating the effect the new guidance would have on its results of operations and financial position.
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
June 30, 2019

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
Targeted Improvements to Related Party Guidance for VIEs (ASU 2018-17)
Effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, the FASB amended guidance which improves the consistency of the application of the VIE guidance for common control arrangements. The amended guidance requires an entity to consider indirect interests held through related parties under common control on a proportional basis rather than as the equivalent of a direct interest in its entirety when determining whether a decision-making fee is a variable interest. ProAssurance plans to adopt the guidance beginning January 1, 2020. As of June 30, 2019 ProAssurance does not have any material indirect interests held through related parties under common control; therefore, adoption is not expected to have a material effect on ProAssurance’s results of operations, financial position or cash flows.
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
June 30, 2019

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

Fair values of assets measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018 are shown in the following tables. Where applicable, the tables also indicate the fair value hierarchy of the valuation techniques utilized to determine those fair values. For some assets, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. When this is the case, the asset is categorized based on the level of the most significant input to the fair value measurement. Assessments of the significance of a particular input to the fair value measurement require judgment and consideration of factors specific to the assets being valued.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2019

	June 30, 2019
	Fair Value Measurements Using			Total
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Fixed maturities, available for sale
U.S. Treasury obligations	$—	$110,449	$—	$110,449
U.S. Government-sponsored enterprise obligations	—	29,147	—	29,147
State and municipal bonds	—	290,243	—	290,243
Corporate debt, multiple observable inputs	—	1,304,560	—	1,304,560
Corporate debt, limited observable inputs	—	—	2,304	2,304
Residential mortgage-backed securities	—	182,258	—	182,258
Agency commercial mortgage-backed securities	—	11,475	—	11,475
Other commercial mortgage-backed securities	—	62,769	1,171	63,940
Other asset-backed securities	—	231,978	2,992	234,970
Fixed maturities, trading	—	43,156	—	43,156
Equity investments
Financial	58,517	—	—	58,517
Utilities/Energy	42,788	—	—	42,788
Consumer oriented	40,588	—	—	40,588
Industrial	39,186	—	—	39,186
Bond funds	174,795	—	—	174,795
All other	43,268	—	—	43,268
Short-term investments	243,908	43,101	—	287,009
Other investments	—	33,200	624	33,824
Other assets	—	1,085	—	1,085
Total assets categorized within the fair value hierarchy	$643,050	$2,343,421	$7,091	2,993,562
Assets carried at NAV, which approximates fair value and which are not categorized within the fair value hierarchy, reported as a part of:
Equity investments				21,283
Investment in unconsolidated subsidiaries				291,000
Total assets at fair value				$3,305,845

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2019

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

The fair values for securities included in the Level 2 category, with the few exceptions described below, were developed by one of several third party, nationally recognized pricing services, including services that price only certain types of securities. Each service uses complex methodologies to determine values for securities and subject the values they develop to quality control reviews. Management selected a primary source for each type of security in the portfolio and reviewed the values provided for reasonableness by comparing data to alternate pricing services and to available market and trade data. Values that appeared inconsistent were further reviewed for appropriateness. Any value that did not appear reasonable was discussed with the service that provided the value and adjusted, if necessary. There were no material changes to the values supplied by the pricing services during the three and six months ended June 30, 2019.
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
June 30, 2019

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
Other assets consisted of an interest rate cap derivative instrument, which is discussed in Note 10, valued using a model which considers the volatilities from other instruments with similar maturities, strike prices, durations and forward yield curves.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2019

Level 3 Valuations
Below is a summary description of the valuation methodologies used as well as quantitative information regarding securities in the Level 3 category, by security type:
Level 3 Valuation Methodologies
Corporate debt, limited observable inputs consisted of corporate bonds valued using dealer quotes for similar securities or discounted cash flow models using yields currently available for similar securities. Similar securities are defined as securities of comparable credit quality that have like terms and payment features. Assessments of credit quality were based on NRSRO ratings, if available, or were subjectively determined by management if not available. At June 30, 2019, 100% of the securities were rated and the average rating was AA-. At December 31, 2018, 54% of the securities were rated and the average rating was BBB+.
Other commercial mortgage-backed and other asset-backed securities consisted of securitizations of receivables valued using dealer quotes for similar securities or discounted cash flow models using yields currently available for similar securities. Similar securities are defined as securities of comparable credit quality that have like terms and payment features. Assessments of credit quality were based on NRSRO ratings, if available, or were subjectively determined by management if not available. At June 30, 2019, 28% of the securities were rated and the average rating was A-. At December 31, 2018, 25% of the securities were rated and the average rating was AAA.
Other investments consisted of convertible securities for which limited observable inputs were available at June 30, 2019 and December 31, 2018. The securities were valued internally based on expected cash flows, including the expected final recovery, discounted at a yield that considered the lack of liquidity and the financial status of the issuer.
Quantitative Information Regarding Level 3 Valuations

	Fair Value at
($ in thousands)	June 30, 2019	December 31, 2018	Valuation Technique	Unobservable Input	Range (Weighted Average)
Assets:
Corporate debt, limited observable inputs	$2,304	$4,322	Market Comparable Securities	Comparability Adjustment	0% - 5% (2.5%)
			Discounted Cash Flows	Comparability Adjustment	0% - 5% (2.5%)
Other commercial mortgage-backed securities	$1,171	—	Market Comparable Securities	Comparability Adjustment	0% - 5% (2.5%)
			Discounted Cash Flows	Comparability Adjustment	0% - 5% (2.5%)
Other asset-backed securities	$2,992	$3,850	Market Comparable Securities	Comparability Adjustment	0% - 5% (2.5%)
			Discounted Cash Flows	Comparability Adjustment	0% - 5% (2.5%)
Other investments	$624	$3	Discounted Cash Flows	Comparability Adjustment	0% - 10% (5%)

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
June 30, 2019

Fair Value Measurements - Level 3 Assets
The following tables (the Level 3 Tables) present summary information regarding changes in the fair value of assets measured at fair value using Level 3 inputs.

	June 30, 2019
	Level 3 Fair Value Measurements – Assets
(In thousands)	Corporate Debt	Asset-backed Securities	Other investments	Total
Balance March 31, 2019	$4,296	$4,132	$3	$8,431
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Net investment income	—	(22)	—	(22)
Net realized investment gains (losses)	—	—	33	33
Included in other comprehensive income	8	53	—	61
Purchases	—	—	170	170
Sales	(2,000)	—	—	(2,000)
Transfers in	—	—	418	418
Transfers out	—	—	—	—
Balance June 30, 2019	$2,304	$4,163	$624	$7,091
Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets held at period-end	$—	$—	$—	$—

	June 30, 2019
	Level 3 Fair Value Measurements – Assets
(In thousands)	Corporate Debt	Asset-backed Securities	Other investments	Total
Balance December 31, 2018	$4,322	$3,850	$3	$8,175
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Net investment income	2	(140)	—	(138)
Net realized investment gains (losses)	—	—	33	33
Included in other comprehensive income	11	210	—	221
Purchases	1,305	—	170	1,475
Sales	(2,136)	(6)	—	(2,142)
Transfers in	—	1,200	418	1,618
Transfers out	(1,200)	(951)	—	(2,151)
Balance June 30, 2019	$2,304	$4,163	$624	$7,091
Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets held at period-end	$—	$—	$—	$—

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2019

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
June 30, 2019

Transfers
Transfers shown in the preceding Level 3 tables were as of the end of the quarter in which the transfer occurred. All transfers were to or from Level 2.
All transfers during the three and six months ended June 30, 2019 and 2018 related to securities held for which the level of market activity for identical or nearly identical securities varies from period to period. The securities were valued using multiple observable inputs when those inputs were available; otherwise the securities were valued using limited observable inputs.
Fair Values Not Categorized
At June 30, 2019 and December 31, 2018, certain LPs/LLCs and investment funds measure fund assets at fair value on a recurring basis and provide a NAV for ProAssurance's interest. The carrying value of these interests is based on the NAV provided and was considered to approximate the fair value of the interests. For investment in unconsolidated subsidiaries, ProAssurance recognizes any changes in the NAV of its interests in equity in earnings (loss) of unconsolidated subsidiaries during the period of change. In accordance with GAAP, the fair value of these investments was not classified within the fair value hierarchy. The amount of ProAssurance's unfunded commitments related to these investments as of June 30, 2019 and fair values of these investments as of June 30, 2019 and December 31, 2018 was as follows:

	Unfunded Commitments	Fair Value
(In thousands)	June 30, 2019	June 30, 2019	December 31, 2018
Equity investments:
Mortgage fund (1)	None	$21,283	$20,292
Investment in unconsolidated subsidiaries:
Private debt funds (2)	$18,333	14,032	18,196
Long equity fund (3)	None	6,511	6,561
Long/short equity funds (4)	None	29,066	28,805
Non-public equity funds (5)	$82,544	122,411	114,811
Multi-strategy fund of funds (6)	None	9,596	9,322
Credit funds (7)	$2,971	40,838	29,164
Long/short commodities fund (8)	None	14,287	12,958
Strategy focused funds (9)	$48,228	54,259	48,619
		291,000	268,436
Total investments carried at NAV		$312,283	$288,728
Below is additional information regarding each of the investments listed in the table above as of June 30, 2019.

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
June 30, 2019

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
Nonrecurring Fair Value Measurement
At June 30, 2019 and December 31, 2018, ProAssurance did not have any assets or liabilities that were measured at fair value on a nonrecurring basis.
Financial Instruments - Methodologies Other Than Fair Value
The following table provides the estimated fair value of the Company's financial instruments that, in accordance with GAAP for the type of investment, are measured using a methodology other than fair value. All fair values provided primarily fall within the Level 3 fair value category.

	June 30, 2019		December 31, 2018
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
BOLI	$65,008	$65,008	$64,096	$64,096
Other investments	$2,901	$2,902	$2,943	$2,943
Other assets	$27,324	$27,323	$35,921	$35,468
Financial liabilities:
Senior notes due 2023*	$250,000	$272,115	$250,000	$264,810
Mortgage Loans*	$38,340	$38,340	$39,064	$39,064
Other liabilities	$41,095	$41,095	$21,300	$21,300
* Carrying value excludes debt issuance costs.

The fair value of the BOLI was equal to the cash surrender value associated with the policies on the valuation date.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2019

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
Other assets and other liabilities primarily consisted of related investment assets and liabilities associated with funded deferred compensation agreements. The fair value of the funded deferred compensation assets was based upon quoted market prices, which is categorized as a Level 1 valuation, and had a fair value of $25.0 million and $24.1 million at June 30, 2019 and December 31, 2018, respectively. The deferred compensation liabilities are adjusted to match the fair value of the deferred compensation assets. Other assets also included a secured note receivable and unsecured note receivable under two separate line of credit agreements. Fair value of these notes receivable was based on the present value of expected cash flows from the notes receivable, discounted at market rates on the valuation date for receivables with similar credit standings and similar payment structures.
The fair value of the debt was estimated based on the present value of expected future cash outflows, discounted at rates available on the valuation date for similar debt issued by entities with a similar credit standing to ProAssurance.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2019

3. Investments
Available-for-sale fixed maturities at June 30, 2019 and December 31, 2018 included the following:

	June 30, 2019
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities, available for sale
U.S. Treasury obligations	$108,961	$1,655	$167	$110,449
U.S. Government-sponsored enterprise obligations	29,035	141	29	29,147
State and municipal bonds	279,664	10,591	12	290,243
Corporate debt	1,283,074	26,112	2,322	1,306,864
Residential mortgage-backed securities	181,183	2,140	1,065	182,258
Agency commercial mortgage-backed securities	11,271	224	20	11,475
Other commercial mortgage-backed securities	62,593	1,381	34	63,940
Other asset-backed securities	232,766	2,292	88	234,970
	$2,188,547	$44,536	$3,737	$2,229,346

	December 31, 2018
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities, available for sale
U.S. Treasury obligations	$121,274	$331	$1,404	$120,201
U.S. Government-sponsored enterprise obligations	35,758	25	429	35,354
State and municipal bonds	289,544	4,877	649	293,772
Corporate debt	1,244,577	3,328	24,430	1,223,475
Residential mortgage-backed securities	184,463	814	4,039	181,238
Agency commercial mortgage-backed securities	13,296	12	200	13,108
Other commercial mortgage-backed securities	31,330	38	375	30,993
Other asset-backed securities	196,583	254	1,180	195,657
	$2,116,825	$9,679	$32,706	$2,093,798

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2019

The recorded cost basis and estimated fair value of available-for-sale fixed maturities at June 30, 2019, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total Fair Value
Fixed maturities, available for sale
U.S. Treasury obligations	$108,961	$16,545	$71,405	$22,076	$423	$110,449
U.S. Government-sponsored enterprise obligations	29,035	5,391	6,005	17,608	143	29,147
State and municipal bonds	279,664	14,647	116,908	133,199	25,489	290,243
Corporate debt	1,283,074	154,196	782,386	343,561	26,721	1,306,864
Residential mortgage-backed securities	181,183					182,258
Agency commercial mortgage-backed securities	11,271					11,475
Other commercial mortgage-backed securities	62,593					63,940
Other asset-backed securities	232,766					234,970
	$2,188,547					$2,229,346

Excluding obligations of the U.S. Government, U.S. Government-sponsored enterprises and a U.S. Government obligations money market fund, no investment in any entity or its affiliates exceeded 10% of shareholders’ equity at June 30, 2019.
Cash and securities with a carrying value of $45.2 million at June 30, 2019 were on deposit with various state insurance departments to meet regulatory requirements.
As a member of Lloyd's and a capital provider to Syndicate 1729 and Syndicate 6131, ProAssurance is required to maintain capital at Lloyd's, referred to as FAL. ProAssurance's FAL investments at June 30, 2019 included available-for-sale fixed maturities with a fair value of $129.6 million and short-term investments with a fair value of approximately $5.2 million on deposit with Lloyd's in order to satisfy these FAL requirements.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2019

Investments Held in a Loss Position
The following tables provide summarized information with respect to investments held in an unrealized loss position at June 30, 2019 and December 31, 2018, including the length of time the investment had been held in a continuous unrealized loss position.

	June 30, 2019
	Total		Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Loss	Value	Loss	Value	Loss
Fixed maturities, available for sale
U.S. Treasury obligations	$34,577	$167	$2,006	$12	$32,571	$155
U.S. Government-sponsored enterprise obligations	9,372	29	1,986	14	7,386	15
State and municipal bonds	4,589	12	2,663	7	1,926	5
Corporate debt	242,882	2,322	46,959	514	195,923	1,808
Residential mortgage-backed securities	81,377	1,065	1,166	1	80,211	1,064
Agency commercial mortgage-backed securities	317	20	—	—	317	20
Other commercial mortgage-backed securities	4,163	34	—	—	4,163	34
Other asset-backed securities	42,436	88	4,660	1	37,776	87
	$419,713	$3,737	$59,440	$549	$360,273	$3,188

	December 31, 2018
	Total		Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Loss	Value	Loss	Value	Loss
Fixed maturities, available for sale
U.S. Treasury obligations	$97,969	$1,405	$20,221	$119	$77,748	$1,286
U.S. Government-sponsored enterprise obligations	33,677	429	20,479	126	13,198	303
State and municipal bonds	63,094	648	30,924	143	32,170	505
Corporate debt	938,651	24,429	447,891	8,804	490,760	15,625
Residential mortgage-backed securities	157,120	4,039	27,311	209	129,809	3,830
Agency commercial mortgage-backed securities	9,822	200	4,566	22	5,256	178
Other commercial mortgage-backed securities	22,924	375	13,348	164	9,576	211
Other asset-backed securities	142,470	1,181	70,218	236	72,252	945
	$1,465,727	$32,706	$634,958	$9,823	$830,769	$22,883

As of June 30, 2019, excluding U.S. Government or U.S. Government-sponsored enterprise obligations, there were 328 debt securities (15.5% of all available-for-sale fixed maturity securities held) in an unrealized loss position representing 248 issuers. The greatest and second greatest unrealized loss positions among those securities were each approximately $0.2 million. The securities were evaluated for OTTI as of June 30, 2019.
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
June 30, 2019

Each quarter, ProAssurance performs a detailed analysis for the purpose of assessing whether any of the securities it holds in an unrealized loss position has suffered an OTTI. A detailed discussion of the factors considered in the assessment is included in Note 1 of the Notes to Consolidated Financial Statements included in ProAssurance's December 31, 2018 Form 10-K.
Fixed maturity securities held in an unrealized loss position at June 30, 2019, excluding asset-backed securities, have paid all scheduled contractual payments and are expected to continue doing so. Expected future cash flows of asset-backed securities, excluding those issued by GNMA, FNMA and FHLMC, held in an unrealized loss position were estimated as part of the June 30, 2019 OTTI evaluation using the most recently available six-month historical performance data for the collateral (loans) underlying the security or, if historical data was not available, sector based assumptions, and equaled or exceeded the current amortized cost basis of the security.
Other information regarding sales and purchases of fixed maturity available-for-sale securities is as follows:

	Three Months Ended June 30		Six Months Ended June 30
(In millions)	2019	2018	2019	2018
Proceeds from sales (exclusive of maturities and paydowns)	$61.8	$115.8	$93.3	$495.0
Purchases	$171.8	$184.6	$350.9	$552.5

Equity Investments
ProAssurance's equity investments are carried at fair value with changes in fair value recognized in income as a component of net realized investment gains (losses) during the period of change. Equity investments on the Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018 primarily included stocks, bond funds and investment funds.
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
Net Investment Income
Net investment income by investment category was as follows:

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2019	2018	2019	2018
Fixed maturities	$18,275	$17,506	$35,792	$34,586
Equities	4,990	4,998	9,813	9,865
Short-term investments, including Other	1,619	1,332	3,454	2,639
BOLI	459	455	912	904
Investment fees and expenses	(1,804)	(1,907)	(3,614)	(3,583)
Net investment income	$23,539	$22,384	$46,357	$44,411

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2019

Investment in Unconsolidated Subsidiaries
ProAssurance's investment in unconsolidated subsidiaries were as follows:

	June 30, 2019	Carrying Value
(In thousands)	Percentage Ownership	June 30, 2019	December 31, 2018
Qualified affordable housing project tax credit partnerships	See below	$56,067	$65,677
Other tax credit partnerships	See below	3,266	3,757
All other investments, primarily investment fund LPs/LLCs	See below	326,298	298,323
		$385,631	$367,757

Qualified affordable housing project tax credit partnership interests held by ProAssurance generate investment returns by providing tax benefits to fund investors in the form of tax credits and project operating losses. The carrying value of these investments reflects ProAssurance's total commitments (both funded and unfunded) to the partnerships, less any amortization. ProAssurance's ownership percentage relative to two of the tax credit partnership interests is almost 100%; these interests had a carrying value of $21.1 million at June 30, 2019 and $25.0 million at December 31, 2018. ProAssurance's ownership percentage relative to the remaining tax credit partnership interests is less than 20%; these interests had a carrying value of $35.0 million at June 30, 2019 and $40.7 million at December 31, 2018. Since ProAssurance has the ability to exert influence over the partnerships but does not control them, all are accounted for using the equity method. See further discussion of the entities in which ProAssurance holds passive interests in Note 12.
Other tax credit partnerships are comprised entirely of investments in historic tax credit partnerships. The historic tax credit partnerships generate investment returns by providing benefits to fund investors in the form of tax credits, tax deductible project operating losses and positive cash flows. The carrying value of these investments reflects ProAssurance's total funded commitments less any amortization. ProAssurance's ownership percentage relative to the historic tax credit partnerships is almost 100%. Since ProAssurance has the ability to exert influence over the partnerships but does not control them, all are accounted for using the equity method. See further discussion of the entities in which ProAssurance holds passive interests in Note 12.
ProAssurance holds interests in investment fund LPs/LLCs and other equity method investments and LPs/LLCs which are not considered to be investment funds. ProAssurance's ownership percentage relative to two of the LPs/LLCs is greater than 25%, which is expected to be reduced as the funds mature and other investors participate in the funds; these investments had a carrying value of $37.5 million at June 30, 2019 and $25.9 million at December 31, 2018. ProAssurance's ownership percentage relative to the remaining investments and LPs/LLCs is less than 25%; these interests had a carrying value of $288.8 million at June 30, 2019 and $272.4 million at December 31, 2018. ProAssurance does not have the ability to exert control over any of these funds.
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

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2019	2018	2019	2018
Qualified affordable housing project tax credit partnerships
Losses recorded	$5,167	$5,612	$9,597	$9,712
Tax credits recognized	$4,531	$4,624	$9,063	$9,237

Historic tax credit partnerships
Losses recorded	$302	$1,506	$491	$3,382
Tax credits recognized	$103	$693	$206	$1,355

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2019

Net Realized Investment Gains (Losses)
Realized investment gains and losses are recognized on the first-in, first-out basis. The following table provides detailed information regarding net realized investment gains (losses):

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2019	2018	2019	2018
Total OTTI losses:
Corporate debt	$—	$(404)	$(136)	$(404)
Portion of OTTI losses recognized in other comprehensive income before taxes:
Corporate debt	—	—	87	—
Net impairment losses recognized in earnings	—	(404)	(49)	(404)
Gross realized gains, available-for-sale fixed maturities	1,006	438	1,374	4,902
Gross realized (losses), available-for-sale fixed maturities	(33)	(1,725)	(369)	(3,772)
Net realized gains (losses), trading fixed maturities	2	(73)	(25)	(73)
Net realized gains (losses), equity investments	9,218	3,488	11,008	12,706
Net realized gains (losses), other investments	198	402	577	1,090
Change in unrealized holding gains (losses), trading fixed maturities	265	(170)	475	(219)
Change in unrealized holding gains (losses), equity investments	(2,459)	745	29,932	(23,099)
Change in unrealized holding gains (losses), convertible securities, carried at fair value	1,110	90	3,006	(864)
Other	1	4	2	11
Net realized investment gains (losses)	$9,308	$2,795	$45,931	$(9,722)

ProAssurance did not recognize any OTTI for the three months ended June 30, 2019. For the 2019 six-month period, ProAssurance recognized a nominal amount of both credit related OTTI in earnings and non-credit OTTI in OCI, both of which related to a corporate bond. ProAssurance recognized OTTI in earnings of $0.4 million during the 2018 three- and six- month periods related to debt instruments from one issuer in the energy sector.
The following table presents a roll forward of cumulative credit losses recorded in earnings related to impaired debt securities for which a portion of the OTTI was recorded in OCI.

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2019	2018	2019	2018
Balance beginning of period	$142	$1,313	$93	$1,313
Additional credit losses recognized during the period, related to securities for which:
No OTTI has been previously recognized	—	—	49	—
Balance June 30	$142	$1,313	$142	$1,313

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2019

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
In the second quarter of 2018, ProAssurance entered into a loss portfolio transfer with a large healthcare organization to cover a specific inventory of existing claims as well as provide tail coverage. As the contract included both prospective (tail) coverage and retroactive coverage, ProAssurance bifurcated the provisions of the contract and accounted for each component separately. As of the contract effective date, ProAssurance recognized total net premiums written and earned of $26.6 million, comprised of $7.9 million of prospective coverage and $18.7 million of retroactive coverage, and total net losses and loss adjustment expenses of $25.4 million in the Condensed Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2018. In addition, ProAssurance recorded a deferred gain of $0.6 million in the reserve for losses and loss adjustment expenses on the Condensed Consolidated Balance Sheet in the second quarter of 2018 representing the excess of premiums received over losses assumed related to the retroactive coverage which are amortized into earnings over the estimated claim payment period. Amortization of this deferred gain was insignificant for the three and six months ended June 30, 2019 and 2018. For additional information regarding ProAssurance's accounting policy for retroactive insurance contracts, see Note 1 of the Notes to Consolidated Financial Statements included in ProAssurance's December 31, 2018 report on Form 10-K.
5. Income Taxes
ProAssurance estimates its annual effective tax rate at the end of each quarterly reporting period and uses this estimated rate as well as the tax effect of discrete items to record the provision for income taxes in the interim financial statements. The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes primarily because ProAssurance utilizes tax credit benefits transferred from tax credit partnership investments and because a portion of ProAssurance’s investment income is tax-exempt.
ProAssurance had a receivable for federal and U.K. income taxes carried as a part of other assets of $4.1 million at June 30, 2019 and $3.5 million at December 31, 2018. The liability for unrecognized tax benefits, which is included in the total receivable for federal and U.K. income taxes, was $4.5 million and $4.2 million at June 30, 2019 and December 31, 2018, respectively, which included an accrued liability for interest of approximately $0.8 million and $0.6 million, respectively.
Tax Cuts and Jobs Act
ProAssurance recognized a nominal amount of tax expense related to the GILTI provision of the TCJA during the three and six months ended June 30, 2019. ProAssurance has not recognized any incremental tax expense related to the BEAT provision of the TCJA during the three and six months ended June 30, 2019. For additional information regarding ProAssurance's accounting for certain provisions of the TCJA, see Note 6 of the Notes to Consolidated Financial Statements in ProAssurance's December 31, 2018 report on Form 10-K.
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
June 30, 2019

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
Activity in the reserve for losses and loss adjustment expenses is summarized as follows:

(In thousands)	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018	Year Ended December 31, 2018
Balance, beginning of year	$2,119,847	$2,048,381	$2,048,381
Less reinsurance recoverables on unpaid losses and loss adjustment expenses	343,820	335,585	335,585
Net balance, beginning of year	1,776,027	1,712,796	1,712,796
Net losses:
Current year*	354,466	337,116	685,326
Favorable development of reserves established in prior years, net	(26,271)	(45,601)	(92,116)
Total	328,195	291,515	593,210
Paid related to:
Current year	(39,396)	(34,174)	(117,268)
Prior years	(221,378)	(215,488)	(412,711)
Total paid	(260,774)	(249,662)	(529,979)
Net balance, end of period	1,843,448	1,754,649	1,776,027
Plus reinsurance recoverables on unpaid losses and loss adjustment expenses	352,012	324,168	343,820
Balance, end of period	$2,195,460	$2,078,817	$2,119,847
* Current year net losses for the six months ended June 30, 2018 and year ended December 31, 2018 included incurred losses of $25.4 million related to a loss portfolio transfer entered into during 2018. For additional information regarding the loss portfolio transfer see Note 4.

The favorable loss development recognized in the six months ended June 30, 2019 primarily reflected a lower than anticipated claims severity trend (i.e., the average size of a claim) for accident years 2012 through 2015. The favorable loss development recognized in the six months ended June 30, 2018 primarily reflected a lower than anticipated claims severity trend for accident years 2011 through 2015. The favorable loss development recognized in the twelve months ended December 31, 2018 primarily reflected a lower than anticipated claims severity trend for accident years 2011 through 2014.
For additional information regarding ProAssurance's reserve for losses, see Note 1 and Note 8 of the Notes to Consolidated Financial Statements included in ProAssurance's December 31, 2018 report on Form 10-K.
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
As a member of Lloyd's, ProAssurance is required to provide capital to support its Lloyd's Syndicates through 2019 of up to $200 million, referred to as FAL. The Board, through a non-binding resolution, extended this commitment through 2022. At June 30, 2019, ProAssurance's FAL was comprised of investment securities on deposit with Lloyd's with a carrying value of $134.8 million (see Note 3).
ProAssurance has issued an unconditional revolving credit agreement to the Premium Trust Fund of Syndicate 1729 for the purpose of providing working capital with permitted borrowings of £30.0 million. In January 2019, the Syndicate Credit Agreement was amended to extend the current maturity to December 31, 2020 and to implement an annual auto-renewal feature which allows for ProAssurance to elect to non-renew if notice is given at least 30 days prior to the next auto-renewal date, which is one year prior to the maturity date. Under the Syndicate Credit Agreement, advances bear interest at 3.8% annually and may be repaid at any time but are repayable upon demand after December 31, 2020, subject to extension through the auto-renewal feature. During the second quarter of 2019, Syndicate 1729 repaid £24.2 million (approximately $30.7 million) of the balance outstanding and as of June 30, 2019, the unused commitment under this agreement approximated £28.4 million (approximately $36.1 million).
On occasion, ProAssurance has entered into financial instrument transactions that may present off-balance sheet credit risk or market risk. These transactions include a short-term loan commitment and commitments to provide funding to non-public investment entities. Under the short-term loan commitment, ProAssurance has agreed to advance funds on a 30 day basis to a counterparty provided there is no violation of any condition established in the contract. As of June 30, 2019, ProAssurance had total funding commitments of approximately $263.9 million which primarily represented funding commitments related to non-public investment entities as well as the short-term loan commitment which included the amount at risk if the full short-term loan is extended and the counterparties default. However, the credit risk associated with the short-term loan commitment is minimal as the counterparties to the contract are highly rated commercial institutions and to-date have been performing in accordance with their contractual obligations.
In October 2018, ProAssurance entered into an agreement with a company to provide data analytics services for certain product lines within the Company's HCPL book of business. The agreement contains a minimum two year commitment with optional extension features for an annual fee of approximately $4.8 million per year with additional variable quarterly incentive fees based on service utilization metrics prescribed in the contract. ProAssurance incurred operating expense associated with this agreement of $1.3 million and $2.3 million during the 2019 three- and six- month periods, respectively, and as of June 30, 2019, the remaining commitment under this agreement was approximately $6.3 million.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2019

8. Leases
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
The following table provides a summary of the components of lease expense as well as the reporting location in the Condensed Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2019 and 2018.

(In thousands)	Location in the Condensed Consolidated Statements of Income and Comprehensive Income	Three Months Ended June 30		Six Months Ended June 30
		2019	2018	2019	2018
Operating lease expense (1)	Operating expense	$1,141	$1,261	$1,915	$2,528
Sublease income (2)	Other income	(38)	(34)	(76)	(72)
Net lease expense		$1,103	$1,227	$1,839	$2,456
(1) Includes short-term lease costs and variable lease costs. For the three and six months ended June 30, 2019, no short-term lease costs were recognized and variable lease costs were nominal in amount. For the three and six months ended June 30, 2018, short-term lease costs and variable lease costs were each nominal in amount.

(2) Sublease income excludes rental income from owned properties of $0.6 million and $1.2 million during the three and six months ended June 30, 2019, respectively, and $0.5 million and $1.1 million during the same respective periods of 2018, which is included in other income. See “Item 2. Properties” in ProAssurance's December 31, 2018 report on Form 10-K for a listing of currently owned properties.

The following table provides supplemental lease information for operating leases on the Condensed Consolidated Balance Sheet as of June 30, 2019.

($ in thousands)	June 30, 2019
Operating lease ROU assets	$20,374
Operating lease liabilities	$21,131
Weighted-average remaining lease term	8.89 years
Weighted-average discount rate	3.21%
The following table provides supplemental lease information for the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018.

	Six Months Ended June 30
(In thousands)	2019	2018
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$757	$178

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2019

The following table is a schedule of remaining future minimum lease payments for operating leases that had an initial or remaining non-cancellable lease term in excess of one year as of June 30, 2019. Operating lease payments exclude $1.9 million of future minimum lease payments for a lease signed but not yet commenced as of June 30, 2019. This lease will commence in the third quarter of 2019 with a lease term of approximately eleven years.

(In thousands)
2019	$2,178
2020	3,883
2021	3,530
2022	2,648
2023	1,955
Thereafter	10,142
Total future minimum lease payments	$24,336
Less: Imputed interest	3,205
Total operating lease liabilities	$21,131

9. Debt
ProAssurance’s outstanding debt consisted of the following:

(In thousands)	June 30, 2019	December 31, 2018
Senior Notes due 2023, unsecured, interest at 5.3% annually	$250,000	$250,000
Revolving Credit Agreement, outstanding borrowings are not permitted to exceed $250 million aggregately; Revolving Credit Agreement expires in 2020. The interest rate on borrowings is set at the time the borrowing is initiated or renewed.	—	—
Mortgage Loans, outstanding borrowings are secured by first priority liens on two office buildings, and bear an interest rate of three-month LIBOR plus 1.325% (3.77% and 4.10%, respectively) determined on a quarterly basis.	38,340	39,064
Total principal	288,340	289,064
Less debt issuance costs	1,123	1,307
Debt less debt issuance costs	$287,217	$287,757

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
Additional Information
For additional information regarding ProAssurance's debt, see Note 10 of the Notes to Consolidated Financial Statements included in ProAssurance's December 31, 2018 report on Form 10-K.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2019

10. Derivatives
ProAssurance is exposed to certain risks relating to its ongoing business and investment activities. ProAssurance utilizes derivative instruments as part of its risk management strategy to reduce the market risk related to fluctuations in future interest rates associated with a portion of its variable-rate debt. As of June 30, 2019, ProAssurance has not designated any derivative instruments as hedging instruments and does not use derivative instruments for trading purposes.
ProAssurance utilizes an interest rate cap agreement with the objective of reducing the Company's exposure to interest rate risk related to its variable-rate Mortgage Loans. Additional information regarding the Company's Mortgage Loans is provided in Note 9. Under the terms of the interest rate cap agreement, ProAssurance paid a premium of $2 million for the right to receive cash payments based upon a notional amount of $35 million if and when the three-month LIBOR rises above 2.35%. The Company's variable-rate Mortgage Loans bear an interest rate of three-month LIBOR plus 1.325%. Therefore, this derivative instrument is effectively ensuring the interest rate related to the Mortgage Loans is capped at a maximum of 3.675% until expiration of the interest rate cap agreement in October 2027. During each of the three and six months ended June 30, 2019, ProAssurance received a nominal cash payment associated with this agreement as a result of the three-month LIBOR rising above 2.35%, which was recorded as a reduction to interest expense. ProAssurance has designated the interest rate cap as an economic hedge (non-hedging instrument) of interest rate exposure and any change in fair value of the derivative is immediately recognized in earnings during the period of change.
The following table provides a summary of the volume and fair value position of the interest rate cap as well as the reporting location in the Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018.

($ in thousands)		June 30, 2019			December 31, 2018
Derivatives Not Designated as Hedging Instruments	Location in the Condensed Consolidated Balance Sheets	Number of Instruments	Notional Amount (1)	Estimated Fair Value (2)	Number of Instruments	Notional Amount (1)	Estimated Fair Value (2)
Interest Rate Cap	Other assets	1	$35,000	$1,085	1	$35,000	$1,884
(1) Volume is represented by the derivative instrument's notional amount.
(2) Additional information regarding the fair value of the Company's interest rate cap is provided in Note 2.
The following table presents the pre-tax impact of the change in the fair value of the interest rate cap and the reporting location in the Condensed Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2019 and 2018.

		Gains (Losses) Recognized in Income on Derivatives
(In thousands)		Three Months Ended June 30		Six Months Ended June 30
Derivatives Not Designated as Hedging Instruments	Location in the Condensed Consolidated Statements of Income and Comprehensive Income	2019	2018	2019	2018
Interest Rate Cap	Interest expense	$(362)	$282	$(799)	$857

As a result of this derivative instrument, ProAssurance is exposed to risk that the counterparty will fail to meet its contractual obligations. To mitigate this counterparty credit risk, ProAssurance only enters into derivative contracts with carefully selected major financial institutions based upon their credit ratings and monitors their creditworthiness. As of June 30, 2019, the counterparty had an investment grade rating of BBB- and has performed in accordance with their contractual obligations.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2019

11. Shareholders’ Equity
At June 30, 2019 and December 31, 2018, ProAssurance had 100 million shares of authorized common stock and 50 million shares of authorized preferred stock. The Board has the authority to determine provisions for the issuance of preferred shares, including the number of shares to be issued, the designations, powers, preferences and rights, and the qualifications, limitations or restrictions of such shares. To date, the Board has not approved the issuance of preferred stock.
ProAssurance declared cash dividends of $0.31 per share during each of the first two quarters of both 2019 and 2018, totaling $33.3 million and $34.2 million, for each respective six-month period.
At June 30, 2019, Board authorizations for the repurchase of common shares or the retirement of outstanding debt of $110 million remained available for use. ProAssurance did not repurchase any common shares during the six months ended June 30, 2019 and 2018.
Share-based compensation expense and related tax benefits were as follows:

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2019	2018	2019	2018
Share-based compensation expense	$1,092	$1,615	$2,320	$2,517
Related tax benefits	$229	$339	$487	$529

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
Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)
For the three and six months ended June 30, 2019 and 2018, OCI was almost entirely comprised of unrealized gains and losses, including non-credit impairment losses, arising during the period related to fixed maturity available-for-sale securities, less reclassification adjustments, as shown in the table that follows, net of tax. For the three and six months ended June 30, 2019 and 2018, OCI included changes related to the reestimation of the defined benefit plan liability assumed in the Eastern acquisition which were nominal in amount. The defined benefit plan is frozen as to the earnings of additional benefits and the benefit plan liability is reestimated annually.
At June 30, 2019 and December 31, 2018, AOCI was almost entirely comprised of accumulated unrealized gains and losses from fixed maturity available-for-sale securities, including accumulated non-credit impairments recognized through OCI of $0.2 million and $0.1 million, respectively, net of tax. At June 30, 2019 and December 31, 2018, accumulated changes in the defined benefit plan liability not yet recognized in earnings were nominal in amount. Due to the adoption of accounting guidance in the first quarter of 2018 related to certain impacts of the TCJA, ProAssurance increased AOCI by approximately $3.4 million with a corresponding decrease to retained earnings of the same amount as of the beginning of 2018. At June 30, 2019 and December 31, 2018, tax effects were computed using the enacted federal corporate tax rate of 21% with the exception of unrealized gains and losses on available-for-sale securities held at the Company's U.K. and Cayman Islands entities which in both periods were immaterial in amount.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2019

Amounts reclassified from AOCI to net income and the amounts of deferred tax expense (benefit) included in OCI were as follows:

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2019	2018	2019	2018
Reclassifications from AOCI to net income:
Realized investment gains (losses)	$974	$(1,691)	$957	$726
Tax effect, calculated using the 21% federal statutory tax rate	(205)	355	(201)	(153)
Net reclassification adjustments	$769	$(1,336)	$756	$573

Deferred tax expense (benefit) included in OCI	$6,177	$(2,185)	$12,982	$(9,245)

12. Variable Interest Entities
ProAssurance holds passive interests in a number of entities that are considered to be VIEs under GAAP guidance. ProAssurance's VIE interests principally consist of interests in LPs/LLCs formed for the purpose of achieving diversified equity and debt returns. ProAssurance's VIE interests, carried as a part of investment in unconsolidated subsidiaries, totaled $303.2 million at June 30, 2019 and $285.8 million at December 31, 2018.
ProAssurance does not have power over the activities that most significantly impact the economic performance of these VIEs and thus is not the primary beneficiary. Therefore, ProAssurance has not consolidated these VIEs. ProAssurance’s involvement with each VIE is limited to its direct ownership interest in the VIE. Except for the funding commitments disclosed in Note 7, ProAssurance has no arrangements with any of the VIEs to provide other financial support to or on behalf of the VIE. At June 30, 2019, ProAssurance’s maximum loss exposure relative to these investments was limited to the carrying value of ProAssurance’s investment in the VIE.
13. Earnings Per Share
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

(In thousands, except per share data)	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Weighted average number of common shares outstanding, basic	53,750	53,610	53,716	53,567
Dilutive effect of securities:
Restricted Share Units	53	69	67	75
Performance Share Units	10	42	20	54
Purchase Match Units	15	20	15	20
Weighted average number of common shares outstanding, diluted	53,828	53,741	53,818	53,716
Effect of dilutive shares on earnings per share	$—	$—	$—	$—

All dilutive common share equivalents are reflected in the earnings per share calculation while antidilutive common share equivalents are not reflected in the earnings per share calculation. There were no antidilutive common share equivalents for the three and six months ended June 30, 2019. The diluted weighted average number of common shares outstanding for the three and six months ended June 30, 2018 excludes approximately 8,000 common share equivalents issuable under the Company's stock compensation plans, as their effect would be antidilutive.
14. Segment Information
ProAssurance's segments are based on the Company's internal management reporting structure for which financial results are regularly evaluated by the Company's CODM to determine resource allocation and assess operating performance. The Company continually assesses its internal management reporting structure and information evaluated by its CODM to determine whether any changes have occurred that would impact its segment reporting structure.
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
The Segregated Portfolio Cell Reinsurance segment provides the operating results of SPCs that predominately assume workers’ compensation insurance, healthcare professional liability insurance or a combination of the two. The underwriting results of the SPCs that assume workers’ compensation business and healthcare professional liability business were previously reported in the Company's Workers’ Compensation and Specialty P&C segments, respectively, and the results of investment assets solely allocated to SPC operations, previously reported in the Company's Corporate segment, are now reported in the Segregated Portfolio Cell Reinsurance segment. The Workers' Compensation segment has also been renamed "Workers' Compensation Insurance." All prior period segment information has been recast to conform to the current period presentation. The segment reorganization had no impact on previously reported consolidated financial results.
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
Segregated Portfolio Cell Reinsurance reflects the operating results (underwriting profit or loss, plus investment results) of SPCs at Inova Re and Eastern Re, the Company's Cayman Islands SPC operations. Each SPC is owned, fully or in part, by an agency, group or association, and the operating results of the SPCs are due to the participants of that cell. ProAssurance participates to a varying degree in the results of selected SPCs. SPC operating results due to external cell participants are reflected as an SPC dividend expense (income) in the Segregated Portfolio Cell Reinsurance segment and in ProAssurance's Condensed Consolidated Statements of Income and Comprehensive Income. In addition, the Segregated Portfolio Cell Reinsurance segment includes the SPC investment results as the investments are solely for the benefit of the cell participants, and investment results due to external cell participants are reflected in the SPC dividend expense (income). The majority of SPCs assume workers' compensation insurance, healthcare professional liability insurance or a combination of the two from the Workers' Compensation Insurance and Specialty P&C segments. In addition, one SPC at Eastern Re assumed an errors and omissions liability policy from a captive insurer unaffiliated with ProAssurance; the Company does not participate in the SPC that assumed this policy; therefore, the operating results of this policy are reflected in the SPC dividend expense (income).
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
June 30, 2019

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
Financial results by segment were as follows:

	Three Months Ended June 30, 2019
(In thousands)	Specialty P&C	Workers' Compensation Insurance	Segregated Portfolio Cell Reinsurance	Lloyd's Syndicates	Corporate	Inter-segment Eliminations	Consolidated
Net premiums earned	$126,011	$46,574	$19,284	$17,280	$—	$—	$209,149
Net investment income	—	—	368	1,199	21,972	—	23,539
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	—	(5,152)	—	(5,152)
Net realized gains (losses)	—	—	(94)	262	9,140	—	9,308
Other income (expense)*	1,470	725	135	32	833	(418)	2,777
Net losses and loss adjustment expenses	(106,017)	(30,625)	(19,973)	(11,825)	—	—	(168,440)
Underwriting, policy acquisition and operating expenses*	(29,863)	(14,368)	(5,905)	(7,564)	(5,426)	418	(62,708)
Segregated portfolio cells dividend (expense) income	—	—	7,033	—	—	—	7,033
Interest expense	—	—	—	—	(4,247)	—	(4,247)
Income tax benefit (expense)	—	—	—	304	(27)	—	277
Segment operating results	$(8,399)	$2,306	$848	$(312)	$17,093	$—	$11,536
Significant non-cash items:
Depreciation and amortization, net of accretion	$1,623	$959	$(32)	$(4)	$2,071	$—	$4,617

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2019

	Six Months Ended June 30, 2019
(In thousands)	Specialty P&C	Workers' Compensation Insurance	Segregated Portfolio Cell Reinsurance	Lloyd's Syndicates	Corporate	Inter-segment Eliminations	Consolidated
Net premiums earned	$250,079	$92,512	$38,787	$35,920	$—	$—	$417,298
Net investment income	—	—	815	2,205	43,337	—	46,357
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	—	(5,962)	—	(5,962)
Net realized gains (losses)	—	—	2,047	440	43,444	—	45,931
Other income (expense)*	2,680	1,454	221	(114)	1,738	(1,107)	4,872
Net losses and loss adjustment expenses	(213,675)	(61,068)	(30,719)	(22,733)	—	—	(328,195)
Underwriting, policy acquisition and operating expenses*	(59,480)	(28,559)	(11,138)	(16,033)	(9,997)	1,107	(124,100)
Segregated portfolio cells dividend (expense) income	—	—	2,246	—	—	—	2,246
Interest expense	—	—	—	—	(8,576)	—	(8,576)
Income tax benefit (expense)	—	—	—	—	(6,685)	—	(6,685)
Segment operating results	$(20,396)	$4,339	$2,259	$(315)	$57,299	$—	$43,186
Significant non-cash items:
Depreciation and amortization, net of accretion	$3,359	$1,936	$14	$(7)	$4,351	$—	$9,653

	Three Months Ended June 30, 2018
(In thousands)	Specialty P&C	Workers' Compensation Insurance	Segregated Portfolio Cell Reinsurance	Lloyd's Syndicates	Corporate	Inter-segment Eliminations	Consolidated
Net premiums earned	$142,619	$45,234	$18,248	$17,490	$—	$—	$223,591
Net investment income	—	—	373	836	21,175	—	22,384
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	—	5,380	—	5,380
Net realized gains (losses)	—	—	(457)	(252)	3,504	—	2,795
Other income (expense)*	1,262	602	60	(436)	1,095	(539)	2,044
Net losses and loss adjustment expenses	(110,856)	(29,319)	(9,048)	(12,505)	—	—	(161,728)
Underwriting, policy acquisition and operating expenses*	(27,922)	(13,107)	(5,440)	(8,060)	(5,621)	539	(59,611)
Segregated portfolio cells dividend (expense) income	—	—	(2,785)	—	—	—	(2,785)
Interest expense	—	—	—	—	(3,958)	—	(3,958)
Income tax benefit (expense)	—	—	—	—	311	—	311
Segment operating results	$5,103	$3,410	$951	$(2,927)	$21,886	$—	$28,423
Significant non-cash items:
Depreciation and amortization, net of accretion	$1,761	$958	$149	$(2)	$2,091	$—	$4,957

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2019

	Six Months Ended June 30, 2018
(In thousands)	Specialty P&C	Workers' Compensation Insurance	Segregated Portfolio Cell Reinsurance	Lloyd's Syndicates	Corporate	Inter-segment Eliminations	Consolidated
Net premiums earned	$257,567	$87,934	$35,284	$29,965	$—	$—	$410,750
Net investment income	—	—	729	1,587	42,095	—	44,411
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	—	7,019	—	7,019
Net realized gains (losses)	—	—	(930)	(306)	(8,486)	—	(9,722)
Other income (expense)*	2,519	1,453	90	(105)	2,037	(1,227)	4,767
Net losses and loss adjustment expenses	(194,380)	(57,143)	(19,001)	(20,991)	—	—	(291,515)
Underwriting, policy acquisition and operating expenses*	(55,902)	(26,137)	(10,554)	(15,306)	(10,297)	1,227	(116,969)
Segregated portfolio cells dividend (expense) income	—	—	(4,532)	—	—	—	(4,532)
Interest expense	—	—	—	—	(7,663)	—	(7,663)
Income tax benefit (expense)	—	—	—	(6)	3,739	—	3,733
Segment operating results	$9,804	$6,107	$1,086	$(5,162)	$28,444	$—	$40,279
Significant non-cash items:
Depreciation and amortization, net of accretion	$3,628	$1,914	$310	$(3)	$5,187	$—	$11,036
* As a result of the third quarter 2018 segment reorganization, certain fees for services provided to the SPCs at Inova Re and Eastern Re are recorded as expenses within the Segregated Portfolio Cell Reinsurance segment and as other income within the Workers' Compensation Insurance segment. These fees are eliminated between segments in consolidation. These services primarily include SPC rental fees and were previously eliminated within the Company's Workers' Compensation segment.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2019

The following table provides detailed information regarding ProAssurance's gross premiums earned by product as well as a reconciliation to net premiums earned. All gross premiums earned are from external customers except as noted. ProAssurance's insured risks are primarily within the U.S.

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2019	2018	2019	2018
Specialty P&C Segment
Gross premiums earned:
Healthcare professional liability	$128,893	$146,208	$256,914	$264,892
Legal professional liability	6,708	6,489	13,268	12,880
Medical technology liability	8,356	8,780	16,658	17,292
Other	1,212	119	1,346	230
Ceded premiums earned	(19,158)	(18,977)	(38,107)	(37,727)
Segment net premiums earned	126,011	142,619	250,079	257,567

Workers' Compensation Insurance Segment
Gross premiums earned:
Traditional business	50,036	48,830	99,321	95,063
Alternative market business	20,846	20,648	41,837	40,029
Ceded premiums earned	(24,308)	(24,244)	(48,646)	(47,158)
Segment net premiums earned	46,574	45,234	92,512	87,934

Segregated Portfolio Cell Reinsurance Segment
Gross premiums earned:
Workers' compensation(1)	20,229	19,197	40,726	37,036
Healthcare professional liability(2)	1,349	1,228	2,672	2,558
Other	120	—	240	—
Ceded premiums earned	(2,414)	(2,177)	(4,851)	(4,310)
Segment net premiums earned	19,284	18,248	38,787	35,284

Lloyd's Syndicates Segment
Gross premiums earned:
Property and casualty(3)	21,997	19,273	45,825	37,240
Ceded premiums earned	(4,717)	(1,783)	(9,905)	(7,275)
Segment net premiums earned	17,280	17,490	35,920	29,965

Consolidated net premiums earned	$209,149	$223,591	$417,298	$410,750
(1) Premium for all periods is assumed from the Workers' Compensation Insurance segment.
(2) Premium for all periods is assumed from the Specialty P&C segment.
(3) Includes premium assumed from the Specialty P&C segment of $0.1 million for the six months ended June 30, 2019 and $1.4 million and $3.3 million for three and six months ended June 30, 2018, respectively.

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

•
Segregated Portfolio Cell Reinsurance - This segment reflects the operating results (underwriting profit or loss, plus investment results) of SPCs at Inova Re and Eastern Re, our Cayman Islands SPC operations. Each SPC is owned, fully or in part, by an agency, group or association and the operating results of the SPCs are due to the participants of that cell. We participate to a varying degree in the results of selected SPCs and, for the SPCs in which we participate, our participation interest ranges from a low of 20% to high of 85%. SPC operating results due to external cell participants are reflected as an SPC dividend expense (income) in our Segregated Portfolio Cell Reinsurance segment. The majority of SPCs only assume workers' compensation insurance, healthcare professional liability insurance or a combination of the two from our Workers' Compensation Insurance and Specialty P&C segments. In addition, an SPC at Eastern Re assumed an errors and omissions liability policy from a captive insurer unaffiliated with ProAssurance. We do not participate in the SPC that assumed this policy; therefore, the operating results of this policy are reflected in the SPC dividend expense (income).

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

All prior period segment information has been recast to conform to the current period presentation and the segment reorganization had no impact on previously reported consolidated financial results. Additional information regarding our segments is included in Note 14 of the Notes to Condensed Consolidated Financial Statements and in the Segment Operating Results sections that follow.
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
As of June 30, 2019, our reserve is comprised almost entirely of long-tail exposures. The estimation of long-tailed losses is inherently difficult and is subject to significant judgment on the part of management. Due to the nature of our claims, our loss costs, even for claims with similar characteristics, can vary significantly depending upon many factors, including but not limited to the specific characteristics of the claim and the manner in which the claim is resolved. Long-tailed insurance is characterized by the extended period of time typically required both to assess the viability of a claim and potential damages, if any, and to reach a resolution of the claim. The claims resolution process may extend to more than five years. The combination of continually changing conditions and the extended time required for claim resolution results in a loss cost estimation process that requires actuarial skill and the application of significant judgment, and such estimates require periodic modification.
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
Specialty P&C Segment. Loss costs within this segment are impacted by many factors including but not limited to the nature of the claim, including whether or not the claim is an individual or a mass tort claim, the personal situation of the claimant or the claimant's family, the outcome of jury trials, the legislative and judicial climate where any potential litigation may occur, general economic conditions and, for claims involving bodily injury, the trend of healthcare costs. Within our

Specialty P&C segment, for our HCPL business (75% of our consolidated gross reserve for losses and loss adjustment expenses as of December 31, 2018), we set an initial reserve using the average loss ratio used in our pricing, plus an additional provision in consideration of the historical loss volatility we and others in the industry have experienced. The current accident year reserve also includes provisions for any loss portfolio transfers we enter into during the current period. For our HCPL business our target loss ratio during recent accident years has ranged from 79% to 82% and the provision for loss volatility has ranged from 8 to 12 percentage points, producing an overall average initial loss ratio for our HCPL business ranging from 87% to 94%; however, we have recently trended towards the higher end of the range. Changes in observed claim frequency and/or severity can result in variations from these levels. The reasons for the variability in loss provisions from period to period have included additional loss activity within our excess and surplus lines business, provisions for losses in excess of policy limits, adjustments to ULAE, adjustment to the reserve for the DDR provisions in our policies and additional losses recorded for particular exposures, such as mass torts. These specific adjustments are made if we believe the results for a given accident year are likely to vary from those anticipated by our pricing. We believe use of a provision for volatility appropriately considers the inherent risks and limitations of our rate development process and the historic volatility of professional liability losses (the industry has experienced accident year loss ratios as high as 138% and as low as 54% over the past 30 years) and produces a reasonable best estimate of the reserve required to cover actual ultimate unpaid losses. A similar practice is followed for our legal professional liability business (3% of our consolidated gross reserve for losses and loss adjustment expenses as of December 31, 2018).
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
Segregated Portfolio Cell Reinsurance Segment. The factors that affect the ultimate losses incurred for the workers' compensation and healthcare professional liability coverages assumed by the SPCs at Inova Re and Eastern Re (3% of our consolidated gross reserve for losses and loss adjustment expenses as of December 31, 2018) are consistent with that of our Workers’ Compensation Insurance and Specialty P&C segments, respectively.
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

Syndicate 6131 follows a process similar to Syndicate 1729 for the establishment of initial reserves. Loss assumptions by risk category incorporated into the 2019 business plan submitted to Lloyd's were influenced by historical claims experience of the Lloyd's market for similar risks. We expect the loss ratios of Syndicate 6131 to fluctuate from quarter to quarter as Syndicate 6131 assumes more business from Syndicate 1729 and the book begins to mature.
Development of Prior Accident Years
In addition to setting the initial reserve for the current accident year, each period we reassess the amount of reserve required for prior accident years.
Our reserve re-estimation process is based upon the most recently completed actuarial analysis supplemented by any new analysis, information or trends that have emerged since the date of that study. We also take into account currently available industry trend information. Changes to previously established reserve estimates are recognized in the current period if management’s best estimate of ultimate losses differs from the estimate previously established. While management considers a variety of variables in determining its best estimate, in general, as claims age, our methodologies give more weight to actual loss costs which, for the majority of our reserves, continue to indicate that ultimate loss costs will be lower than our previous estimates. The discussion in our Critical Accounting Estimates section in Item 7 of our December 31, 2018 report on Form 10-K includes additional information regarding the methodologies used to evaluate our reserve.
Any change in our estimate of net ultimate losses for prior accident years is reflected in net income in the period in which such changes are made. In recent years such changes have reduced our estimate of net ultimate losses, resulting in a reduction of reported losses for the period and a corresponding increase in pre-tax income.
Due to the size of our consolidated reserve for losses and the large number of claims outstanding at any point in time, even a small percentage adjustment to our total reserve estimate could have a material effect on our results of operations for the period in which the adjustment is made.
Use of Judgment
Even though the actuarial process is highly technical, it is also highly judgmental, both as to the selection of the data used in the various actuarial methodologies (e.g., initial expected loss ratios and loss development factors) and in the interpretation of the output of the various methods used. Each actuarial method generally returns a different value and for the more recent accident years the variations among the various methodologies can be significant. In order to project ultimate losses, we partition our reserves for analysis such as by line of business, geography, coverage layer or accident year; in all, there are over 200 different partitions of our business used for actuarial evaluation. For each partition of our reserves, we evaluate the results of the various methods, along with the supplementary statistical data regarding such factors as closed with and without indemnity ratios, claim severity trends, the expected duration of such trends, changes in the legal and legislative environment and the current economic environment to develop a point estimate based upon management's judgment and past experience. The series of selected point estimates is then combined to produce an overall point estimate for ultimate losses.
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
Although the future degree and impact of the ultimate severity trend remains uncertain due to the long-tailed nature of our business, we have given consideration to observed loss costs in setting our rates. For our HCPL business this practice had generally resulted in rate reductions as claim frequency declined and remained at historically low levels. For example, on average, excluding our podiatry business acquired in 2009, we had gradually reduced the premium rates we charged on our standard physician renewal business (our largest HCPL line) by approximately 17% from the beginning of 2006 to December 31, 2016. However, from the beginning of 2017 to June 30, 2019, the average charged premium rates on our standard physician renewal business have increased by approximately 3% per annum and we anticipate further rate increases due to indications of increasing loss severity. Initial target loss ratios for recent accident years have thus remained fairly constant because expected loss changes have generally been offset by higher rates; however, we have recognized a higher current accident year net loss ratio during 2019 due to continued concern regarding recent severity indications and variability in loss provisions.
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
Loss Development
We recognized net favorable reserve development of $16.0 million during the three months ended June 30, 2019, of which favorable development of $12.4 million related to our Specialty P&C segment, $1.1 million related to our Workers' Compensation Insurance segment, $2.3 million related to our Segregated Portfolio Cell Reinsurance segment and $0.2 million related to our Lloyd's Syndicates segment. We recognized net favorable reserve development of $26.3 million during the six months ended June 30, 2019, of which favorable development of $20.3 million related to our Specialty P&C segment, $2.0 million related to our Workers' Compensation Insurance segment, $4.5 million related to our Segregated Portfolio Cell Reinsurance segment, slightly offset by unfavorable development of $0.5 million related to our Lloyd's Syndicates segment.
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
Net unfavorable development recognized within our Lloyd's Syndicates segment for the six months ended June 30, 2019 was driven by higher than expected losses and development on certain large claims which resulted in unfavorable development with respect to a previous year of account. See further discussion in our Segment Operating Results - Lloyd's Syndicates section that follows.
Investment Valuations
We record the majority of our investments at fair value as shown in the table below. At June 30, 2019, the distribution of our investments based on GAAP fair value hierarchies (levels) was as follows:

	Distribution by GAAP Fair Value Hierarchy
	Level 1	Level 2	Level 3	Not Categorized	Total Investments
Investments recorded at:
Fair value	18%	67%	1%	9%	95%
Other valuations					5%
Total Investments					100%
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

Investments - Other Valuation Methodologies
Certain of our investments, in accordance with GAAP for the type of investment, are measured using methodologies other than fair value. At June 30, 2019, these investments represented approximately 5% of total investments, and are detailed in the following table. Additional information about these investments is provided in Notes 2 and 3 of the Notes to Condensed Consolidated Financial Statements.

(In millions)	Carrying Value	GAAP Measurement Method
Other investments:
Other, principally FHLB capital stock	$2.9	Principally Cost
Investment in unconsolidated subsidiaries:
Investments in tax credit partnerships	59.3	Equity
Equity method investments, primarily LPs/LLCs	35.3	Equity
	94.6
BOLI	65.0	Cash surrender value
Total investments - Other valuation methodologies	$162.5
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
Deferred Policy Acquisition Costs
Policy acquisition costs (primarily commissions, premium taxes and underwriting salaries) which are directly related to the successful acquisition of new and renewal premiums are capitalized as DPAC and charged to expense, net of ceding commissions earned, as the related premium revenue is recognized. We evaluate the recoverability of our DPAC at the segment level each reporting period, and any amounts estimated to be unrecoverable are charged to expense in the current period. As of June 30, 2019 we have not determined that any amounts are unrecoverable.
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

A valuation allowance has been established against the full value of the deferred tax asset related to the NOL carryforwards for the U.K. operations as management concluded that it was more likely than not that the deferred tax asset will not be realized. In 2018, management also established a valuation allowance against the deferred tax assets of certain SPCs at our recently formed wholly owned Cayman Islands reinsurance subsidiary, Inova Re. Due to the limited operations of these recently formed SPCs as of December 31, 2018, management concluded that a valuation allowance was required. As of June 30, 2019, management concluded a valuation allowance was still required against the deferred tax assets related to the NOL carryforwards for the U.K. operations and against the deferred tax assets at Inova Re. See further discussion in Note 6 of the Notes to Consolidated Financial Statements in our December 31, 2018 Form 10-K.
Tax Cuts and Jobs Act
The TCJA introduced a minimum tax on payments made to related foreign entities referred to as the BEAT. The BEAT is imposed by adding back into the U.S. tax base any base erosion payment made by the U.S. taxpayer to a related foreign entity and applying a minimum tax rate to this newly calculated modified taxable income. Base erosion payments represent any amount paid or accrued by the U.S. taxpayer to a related foreign entity for which a deduction is allowed. Premiums we cede to the SPCs at Inova Re, one of our wholly owned Cayman Islands reinsurance subsidiaries, do not fall within the scope of base erosion payments as the SPCs at Inova Re intend to elect to be taxed as U.S. taxpayers. However, premiums that we cede to any active SPC at our other wholly owned Cayman Islands reinsurance subsidiary, Eastern Re, fall within the scope of base erosion payments and therefore could be significantly impacted by the BEAT. We have evaluated our exposure to the BEAT and have concluded that our expected outbound deductible payments to related foreign entities are below the threshold for application of the BEAT; therefore, we have not recognized any incremental tax expense for the BEAT provision of the TCJA for the three and six months ended June 30, 2019. See further discussion on our Cayman Islands SPC operations in the Segment Operating Results - Segregated Portfolio Cell Reinsurance section that follows. See further discussion in Note 5 of the Notes to Condensed Consolidated Financial Statements.
The TCJA also requires a U.S. shareholder of a controlled foreign corporation to include its GILTI in U.S. taxable income. The GILTI amount is based on the U.S. shareholder’s aggregate share of the gross income of the controlled foreign corporation reduced by certain exceptions and a net deemed tangible income return. The net deemed tangible income return is based on the controlled foreign corporation’s basis in the tangible depreciable business property. Cell rental fee income earned by Inova Re and Eastern Re fall within the scope of the GILTI provisions of the TCJA. We have evaluated the new GILTI provisions of the TCJA and we have made an accounting policy election to treat the taxes due on inclusions of GILTI in U.S. taxable income as a current period expense when incurred. We recognized a nominal amount of tax expense for the GILTI provision of the TCJA during the three and six months ended June 30, 2019. See further discussion in Note 5 of the Notes to Condensed Consolidated Financial Statements.
Unrecognized Tax Benefits
We evaluate tax positions taken on tax returns and recognize positions in our financial statements when it is more likely than not that we will sustain the position upon resolution with a taxing authority. If recognized, the benefit is measured as the largest amount of benefit that has a greater than 50% probability of being realized. We review uncertain tax positions each period, considering changes in facts and circumstances, such as changes in tax law, interactions with taxing authorities and developments in case law, and make adjustments as we consider necessary. Adjustments to our unrecognized tax benefits may affect our income tax expense, and settlement of uncertain tax positions may require the use of cash. Other than differences related to timing, no significant adjustments were considered necessary during the three and six months ended June 30, 2019 or 2018. At June 30, 2019, our liability for unrecognized tax benefits approximated $3.7 million.
Goodwill
Impairment of goodwill is tested at the reporting unit level, which is consistent with our reportable segments identified in Note 14 of the Notes to Condensed Consolidated Financial Statements. Of the five reporting units, three have goodwill - Specialty P&C, Workers' Compensation Insurance and Segregated Portfolio Cell Reinsurance. We evaluate goodwill for impairment annually on October 1, upon the occurrence of certain triggering events or substantive changes in circumstances that indicate the fair value of goodwill may be impaired, and immediately before and after a reorganization that affects the composition of one or more of our reporting units. As of the most recent evaluation date on October 1, 2018, we elected to perform a quantitative goodwill impairment assessment for our Specialty P&C, Workers' Compensation Insurance and Segregated Portfolio Cell Reinsurance reporting units. As of that evaluation date, management concluded that the fair value of each of our three reporting units that have goodwill were greater than their carrying value; therefore, goodwill was not impaired and no further impairment testing was required. There have been no events or changes in circumstances since that evaluation date that would indicate the carrying amount of goodwill is not recoverable. Additional information regarding our goodwill assessment at the reporting unit level is included in Note 1 of the Notes to Consolidated Financial Statements included in ProAssurance's December 31, 2018 report on Form 10-K.

Intangibles
Intangible assets with definite lives are amortized over the estimated useful life of the asset. Amortizable intangible assets primarily consist of agency and policyholder relationships, renewal rights and trade names. Intangible assets with an indefinite life, primarily state licenses, are not amortized. Intangible assets are evaluated for impairment on an annual basis or upon the occurrence of certain triggering events or substantive changes in circumstances that indicate the fair value of the asset may be impaired. Additional information regarding our intangible assets is included in Note 1 of the Notes to Consolidated Financial Statements included in ProAssurance's December 31, 2018 report on Form 10-K.
Leases
During the first quarter of 2019, we adopted ASU 2016-02, which requires us to make certain estimates and assumptions in applying the requirements of this new guidance. We are involved in a number of leases, primarily for office facilities. We determine if an arrangement is a lease at the inception date of the contract and classify all leases as either financing or operating. As of June 30, 2019, all of our leases were classified as operating. Operating ROU assets and operating lease liabilities are recognized as of the lease commencement date based on the present value of the remaining lease payments, discounted over the term of the lease using a discount rate determined based on information available as of the commencement date. The ROU asset represents the right to use the underlying asset (office space) for the lease term. As the majority of our lessors do not provide an implicit discount rate, we use our collateralized incremental borrowing rate in determining the present value of remaining lease payments. For leases entered into or reassessed after the adoption of ASU 2016-02, we account for lease and non-lease components of a contract as a single lease component.
We evaluate our operating lease ROU assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The carrying amount of a ROU asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of the underlying leased asset over the remaining lease term. That assessment is based on the carrying amount of the ROU asset at the date it is tested for recoverability and an impairment loss is measured and recognized as the amount by which the carrying amount of the ROU asset exceeds its fair value. Additional information regarding our leases is included in Note 1 and Note 8 of the Notes to Condensed Consolidated Financial Statements.
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
Accounting Changes
We did not have any change in accounting estimate or policy that had a material effect on our results of operations or financial position during the six months ended June 30, 2019. We are not aware of any accounting changes not yet adopted as of June 30, 2019 that would have a material effect on our results of operations or financial position. Note 1 of the Notes to Condensed Consolidated Financial Statements provides additional detail regarding accounting changes not yet adopted.

Liquidity and Capital Resources and Financial Condition
Overview
ProAssurance Corporation is a holding company and is a legal entity separate and distinct from its subsidiaries. As a holding company our principal source of external revenue is our investment revenues. In addition, dividends from our operating subsidiaries represent a significant source of funds for our obligations, including debt service and shareholder dividends. We also charge our operating subsidiaries within our Specialty P&C and Workers' Compensation Insurance segments a management fee based on the extent to which services are provided to the subsidiary and the amount of gross premium written by the subsidiary. At June 30, 2019, we held cash and liquid investments of approximately $187 million outside our insurance subsidiaries that were available for use without regulatory approval or other restriction. We also have $200 million in permitted borrowings under our Revolving Credit Agreement and an accordion feature available which, if subscribed successfully, would allow another $50 million in available funds. As of July 31, 2019, no borrowings were outstanding under our Revolving Credit Agreement.
To date, during 2019, our operating subsidiaries have paid dividends to us of approximately $14 million, all of which were paid in July 2019. Dividends paid in July 2019 have not been included in our cash and liquid investments held outside of our insurance subsidiaries at June 30, 2019. Excluding the dividends paid in July 2019, our insurance subsidiaries, in the aggregate, are permitted to pay additional dividends of approximately $114 million over the remainder of 2019 without prior approval of state insurance regulators. However, the payment of any dividend requires prior notice to the insurance regulator in the state of domicile, and the regulator may reduce or prevent the dividend if, in its judgment, payment of the dividend would have an adverse effect on the surplus of the insurance subsidiary. We make the decision to pay dividends from an insurance subsidiary based on the capital needs of that subsidiary, and may pay less than the permitted dividend or may also request permission to pay an additional amount (an extraordinary dividend).
Cash Flows
Cash flows between periods compare as follows:

	Six Months Ended June 30
(In thousands)	2019	2018	Change
Net cash provided (used) by:
Operating activities	$79,015	$65,566	$13,449
Investing activities	(2,720)	277,898	(280,618)
Financing activities	(64,887)	(411,244)	346,357
Increase (decrease) in cash and cash equivalents	$11,408	$(67,780)	$79,188

	Six Months Ended June 30
(In thousands)	2018	2017	Change
Net cash provided (used) by:
Operating activities	$65,566	$66,908	$(1,342)
Investing activities	277,898	242,177	35,721
Financing activities	(411,244)	(308,969)	(102,275)
Increase (decrease) in cash and cash equivalents	$(67,780)	$116	$(67,896)
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
The increase in operating cash flows for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 of $13.4 million was primarily due to an increase in net premium receipts of $18.7 million and a decrease in paid losses of $2.9 million, partially offset by an increase in cash paid for operating expenses of $0.9 million and a decrease in cash received from investment income of $0.8 million. Additionally, the increase in operating cash flows was partially offset by a decrease in net cash received of $7.1 million associated with the cash settlement of the 2017 and 2016 calendar year quota share reinsurance arrangements between our Specialty P&C segment and Syndicate 1729 due to the reduction in premiums ceded to Syndicate 1729. The increase in net premium receipts was primarily due to the growth in written premium in our Specialty P&C and Lloyd's Syndicates segments as well as the timing of premium receipts related to the 2018 loss portfolio transfer in our Specialty P&C segment (see further discussion in our Segment Operating Results - Specialty Property & Casualty section that follows). The decrease in paid losses was driven by our Lloyd's Syndicates segment primarily due to the effect of higher losses paid in 2018 related to the 2017 hurricane season and, to a lesser extent, our Specialty P&C segment primarily due to the timing of loss payments between periods. The increase in cash paid for operating expenses was primarily due to an increase in operating expenses in our Lloyd's Syndicates segment primarily due to the growth in Syndicate 1729 operations and the addition of Syndicate 6131 and, to a lesser extent, an increase in operating expenses in our Specialty P&C segment primarily due to a data analytics services agreement entered into during the fourth quarter of 2018. The decrease in cash received from investment income was primarily due to a decline in distributed earnings from our unconsolidated subsidiaries.
The decrease in operating cash flows for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 of $1.3 million was primarily due to an increase in paid losses of $15.4 million driven by increases in all of our operating segments, particularly in our Lloyd's Syndicates and Specialty P&C segments. The increase in paid losses in our Lloyd's Syndicates segment was primarily due to losses related to the 2017 hurricane season. Additionally, the decrease in operating cash flows reflected an $11.0 million decrease in cash received from investment income due to a decline in distributed earnings from our unconsolidated subsidiaries. These decreases in operating cash flows were almost entirely offset by an increase in net premium receipts of $13.1 million, driven by our Workers' Compensation Insurance segment, a decrease in 2018 estimated tax payments as compared to 2017 of $6.3 million and a decrease in cash paid for operating expenses of $6.0 million, primarily due to a decrease in compensation related costs and commission expenses.
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
We offer alternative market solutions whereby we cede certain premiums from our Workers' Compensation Insurance and Specialty P&C segments to either the SPCs at Inova Re or Eastern Re, our Cayman Islands reinsurance subsidiaries which are reported in our Segregated Portfolio Cell Reinsurance segment, or, to a limited extent, an unaffiliated captive insurer. During the three and six months ended June 30, 2019, we wrote total alternative market premium of approximately $17.3 million and $55.6 million, respectively, and approximately $19.8 million and $55.7 million during the same respective periods of 2018. The majority of these policies ($16.9 million and $52.8 million of premium for the three and six months ended June 30, 2019, respectively, and $19.1 million and $51.5 million for the same respective periods of 2018) are reinsured to the SPCs at Inova Re or Eastern Re, net of a ceding commission. Each SPC at Inova Re and Eastern Re is owned, fully or in part, by an agency, group or association and the operating results of the SPCs are due to the participants of that cell. We participate to a varying degree in the results of selected SPCs and, for the SPCs in which we participate, our participation interest ranges from a low of 20% to high of 85%. SPC operating results due to external cell participants are reflected as an SPC dividend expense (income) in our Segregated Portfolio Cell Reinsurance segment. See further discussion on our SPC operations in the Segment Operating Results - Segregated Portfolio Cell Reinsurance section that follows. The alternative market workers' compensation policies are ceded from our Workers' Compensation Insurance segment to the SPCs under 100% quota share reinsurance agreements. The alternative market professional liability policies are ceded from our Specialty P&C segment to the SPCs under either excess of loss or quota share reinsurance agreements, depending on the structure of the individual program, and the nominal portion of the risk that is not ceded to an SPC is retained in our Specialty P&C segment and may also be reinsured under our standard healthcare professional liability reinsurance program depending on the policy limits provided. The remaining premium written in our alternative market business of $2.4 million for the 2019 six-month period and $0.4 million and $3.8 million for the 2018 three- and six- month periods, respectively, is 100% ceded to an unaffiliated captive insurer.
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
Excess of Loss Reinsurance Agreements
We generally reinsure risks under treaties (our excess of loss reinsurance agreements) pursuant to which the reinsurers agree to assume all or a portion of all risks that we insure above our individual risk retention levels, up to the maximum individual limits offered. These agreements are negotiated and renewed annually. Renewal dates for our healthcare professional liability, medical technology liability and workers' compensation treaties are October 1, January 1 and May 1, respectively. There were no significant changes in the cost or structure of our professional liability and medical technology liability treaties which renewed October 1, 2018 and January 1, 2019, respectively. Our workers' compensation treaty renewed May 1, 2019 at a lower rate; however, the renewed treaty includes the addition of an AAD and the elimination of the return premium component of the contract. The significant coverages provided by our current excess of loss reinsurance agreements are detailed in the following table.
Excess of Loss Reinsurance Agreements

Healthcare Professional Liability	Medical Technology & Life Sciences Products	Workers' Compensation - Traditional
(1) Historically, retention has ranged from 5% to 32.5%.
(2) Historically, retention has been as high as $2M.
(3) Includes an AAD where retention is the greater of $3.9M or 2.1% of subject premium in annual losses otherwise recoverable in excess of the $500k retention per loss occurrence.

Large professional liability risks that are above the limits of our basic reinsurance treaties are reinsured on a facultative basis, whereby the reinsurer agrees to insure a particular risk up to a designated limit. We also have in place a number of risk sharing arrangements that apply to the first $1 million of losses for certain large healthcare systems and other insurance entities, as well as with certain insurance agencies that produce business for us.
Other Reinsurance Arrangements
For the workers' compensation business ceded to Inova Re and Eastern Re, each SPC has in place its own reinsurance arrangements; which are illustrated in the following table.
Segregated Portfolio Cell Reinsurance

Per Occurrence Coverage	Aggregate Coverage (1)
(1) Prior to May 1, 2018, ProAssurance assumed 100% of aggregate losses in excess of an aggregate attachment point with a maximum loss limit of $100K. Effective May 1, 2018, ProAssurance no longer participates in the aggregate reinsurance coverage.
(2) The attachment point is based on a percentage of written premium within individual cells (average is 89%) and varies by cell.
Each SPC has participants and the profit or loss of each cell accrues fully to these cell participants. We participate in certain SPCs and as of June 30, 2019, our ownership interest in the SPCs in which we participate ranges from a low of 20% to a high of 85%. Each SPC maintains a loss fund initially equal to the difference between premium assumed by the cell and the ceding commission. The external participants of each cell provide a letter of credit to us that is initially equal to the difference between the loss fund of the SPC (amount of funds available to pay losses after deduction of ceding commission) and the aggregate attachment point of the reinsurance. Over time, an SPC's retained profits are considered in the determination of the collateral amount required to be provided by the cell's external participants.

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
Litigation
We are involved in various legal actions related to insurance policies and claims handling including, but not limited to, claims asserted against us by policyholders. These types of legal actions arise in the ordinary course of business and, in accordance with GAAP for insurance entities, are generally considered as a part of our loss reserving process, which is described in detail in our Critical Accounting Estimates section under the heading "Reserve for Losses and Loss Adjustment Expenses." We also have other direct actions against the Company unrelated to our claims activity which we evaluate and account for as a part of our other liabilities. For these corporate legal actions, we evaluate each case separately and establish what we believe is an appropriate reserve based on GAAP guidance related to contingent liabilities. As of June 30, 2019 there were no material reserves established for corporate legal actions.

Investing Activities and Related Cash Flows
Our investments at June 30, 2019 and December 31, 2018 are comprised as follows:

	June 30, 2019		December 31, 2018
($ in thousands)	Carrying Value	% of Total Investment	Carrying Value	% of Total Investment
Fixed maturities, available for sale
U.S. Treasury obligations	$110,449	3%	$120,201	4%
U.S. Government-sponsored enterprise obligations	29,147	1%	35,354	1%
State and municipal bonds	290,243	8%	293,772	9%
Corporate debt	1,306,864	38%	1,223,475	37%
Residential mortgage-backed securities	182,258	5%	181,238	5%
Commercial mortgage-backed securities	75,415	2%	44,101	1%
Other asset-backed securities	234,970	7%	195,657	6%
Total fixed maturities, available for sale	2,229,346	64%	2,093,798	63%
Fixed maturities, trading	43,156	1%	38,188	1%
Total fixed maturities	2,272,502	65%	2,131,986	64%

Equity investments	420,425	12%	442,937	13%
Short-term investments	287,009	9%	308,319	9%
BOLI	65,008	2%	64,096	1%
Investment in unconsolidated subsidiaries	385,631	11%	367,757	11%
Other investments	36,725	1%	34,287	2%
Total investments	$3,467,300	100%	$3,349,382	100%

At June 30, 2019, 99% of our investments in available-for-sale fixed maturity securities were rated and the average rating was A+. The distribution of our investments in available-for-sale fixed maturity securities by rating were as follows:

	June 30, 2019		December 31, 2018
($ in thousands)	Carrying Value	% of Total Investment	Carrying Value	% of Total Investment
Rating*
AAA	$691,103	31%	$645,300	31%
AA+	88,607	4%	101,328	5%
AA	121,091	5%	120,801	6%
AA-	165,754	7%	155,352	7%
A+	184,925	8%	190,595	9%
A	325,149	15%	311,036	15%
A-	152,460	7%	146,721	7%
BBB+	179,437	8%	133,199	6%
BBB	144,283	7%	118,864	6%
BBB-	51,541	2%	50,466	2%
Below investment grade	115,106	5%	100,447	5%
Not rated	9,890	1%	19,689	1%
Total	$2,229,346	100%	$2,093,798	100%
*Average of three NRSRO sources, presented as an S&P equivalent. Source: S&P, Copyright ©2019, S&P Global Market Intelligence

A detailed listing of our investment holdings as of June 30, 2019 is located under the Financial Information heading on the Investor Relations page of our website which can be reached directly at www.proassurance.com/investmentholdings or through links from the Investor Relations section of our website, investor.proassurance.com.
We manage our investments to ensure that we will have sufficient liquidity to meet our obligations, taking into consideration the timing of cash flows from our investments, including interest payments, dividends and principal payments, as well as the expected cash flows to be generated by our operations. In addition to the interest and dividends we will receive, we anticipate that between $50 million and $70 million of our investments will mature (or be paid down) each quarter over the next twelve months and become available, if needed, to meet our cash flow requirements. The primary outflow of cash at our insurance subsidiaries is related to paid losses and operating costs, including income taxes. The payment of individual claims cannot be predicted with certainty; therefore, we rely upon the history of paid claims in estimating the timing of future claims payments. To the extent that we may have an unanticipated shortfall in cash, we may either liquidate securities or borrow funds under existing borrowing arrangements through our Revolving Credit Agreement and the FHLB system. As of July 31, 2019, $250 million could be made available for use through our Revolving Credit Agreement, as discussed in this section under the heading "Debt." Given the duration of our investments, we do not foresee a shortfall that would require us to meet operating cash needs through additional borrowings. Additional information regarding our Revolving Credit Agreement is detailed in Note 9 of the Notes to Condensed Consolidated Financial Statements.
As discussed in Note 3 of the Notes to Condensed Consolidated Financial Statements, our fixed maturity and short-term investments include securities deposited with Lloyd's in order to meet our FAL requirement. At June 30, 2019, securities on deposit with Lloyd's included fixed maturities having a fair value of $129.6 million and short-term investments with a fair value of $5.2 million.
Our investment portfolio continues to be primarily composed of high quality fixed income securities with approximately 94% of our fixed maturities being investment grade securities as determined by national rating agencies. The weighted average effective duration of our fixed maturity securities at June 30, 2019 was 2.92 years; the weighted average effective duration of our fixed maturity securities combined with our short-term securities was 2.59 years.
The carrying value and unfunded commitments for certain of our investments were as follows:

	Carrying Value		June 30, 2019
($ in thousands, except expected funding period)	June 30, 2019	December 31, 2018	Unfunded Commitment	Expected funding period in years
Qualified affordable housing project tax credit partnerships (1)	$56,067	$65,677	$885	6
Historic tax credit partnerships (2)	3,266	3,757	276	1
All other investments, primarily investment fund LPs/LLCs	326,298	298,323	187,757	4
Total	$385,631	$367,757	$188,918
(1) The carrying value reflects our total commitments (both funded and unfunded) to the partnerships, less any amortization, since our initial investment. We fund these investments based on funding schedules maintained by the partnerships.

(2) The carrying value reflects our funded commitments less any amortization.
Investment fund LPs/LLCs are by nature less liquid and may involve more risk than other investments. We manage our risk through diversification of asset class and geographic location. At June 30, 2019, we had investments in 39 separate investment funds with a total carrying value, as shown in the table above, which represented approximately 9% of our total investments. We review and monitor the performance of these investments on a quarterly basis.

Financing Activities and Related Cash Flows
Treasury Shares
During the six months ended June 30, 2019 and 2018, we did not repurchase any common shares and, as of July 31, 2019, our remaining Board authorization was approximately $110 million.
ProAssurance Shareholder Dividends
Our Board declared quarterly cash dividends of $0.31 per share during the first and second quarters of both 2019 and 2018, each of which was paid in the following quarter. Dividends paid in the first six months of 2019 and 2018 included special dividends of $0.50 and $4.69 per share, respectively, declared in the fourth quarters of 2018 and 2017, respectively. Any decision to pay future cash dividends is subject to the Board’s final determination after a comprehensive review of financial performance, future expectations and other factors deemed relevant by the Board.
Debt
At June 30, 2019 our debt included $250 million of outstanding unsecured senior notes. The notes bear interest at 5.3% annually and are due in 2023 although they may be redeemed in whole or part prior to maturity. There are no financial covenants associated with these notes.
We have a Revolving Credit Agreement, which expires in June 2020, that may be used for general corporate purposes, including, but not limited to, short-term working capital, share repurchases as authorized by the Board and support for other activities. Our Revolving Credit Agreement permits borrowings of up to $200 million, and has available a $50 million accordion feature, which, if successfully subscribed, would expand permitted borrowings up to $250 million. At June 30, 2019, there were no outstanding borrowings on our Revolving Credit Agreement; we are in compliance with the financial covenants of the Revolving Credit Agreement.
We have Mortgage Loans with one lender in connection with the recapitalization of two office buildings, which mature in December 2027. The Mortgage Loans accrue interest at three-month LIBOR plus 1.325% with principal and interest payable on a quarterly basis. At June 30, 2019, the outstanding balance of the Mortgage Loans was approximately $38 million; we are in compliance with the financial covenant of the Mortgage Loans.
Additional information regarding our debt is provided in Note 9 of the Notes to Condensed Consolidated Financial Statements.
We utilize an interest rate cap agreement with a notional amount of $35 million to manage our exposure to increases in LIBOR on our Mortgage Loans. Per the interest rate cap agreement, we are entitled to receive cash payments if and when the three-month LIBOR exceeds 2.35%. Additional information on our interest rate cap agreement is provided in Note 10 of the Notes to Condensed Consolidated Financial Statements.
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

Results of Operations – Three and Six Months Ended June 30, 2019 Compared to Three and Six Months Ended June 30, 2018
Selected consolidated financial data for each period is summarized in the table below.

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands, except per share data)	2019	2018	Change		2019	2018	Change
Revenues:
Net premiums written	$189,984	$207,769	$(17,785)		$435,725	$422,901	$12,824
Net premiums earned	$209,149	$223,591	$(14,442)		$417,298	$410,750	$6,548
Net investment result	18,387	27,764	(9,377)		40,395	51,430	(11,035)
Net realized investment gains (losses)	9,308	2,795	6,513		45,931	(9,722)	55,653
Other income	2,777	2,044	733		4,872	4,767	105
Total revenues	239,621	256,194	(16,573)		508,496	457,225	51,271

Expenses:
Net losses and loss adjustment expenses	168,440	161,728	6,712		328,195	291,515	36,680
Underwriting, policy acquisition and operating expenses	62,708	59,611	3,097		124,100	116,969	7,131
Segregated portfolio cells dividend expense (income)	(7,033)	2,785	(9,818)		(2,246)	4,532	(6,778)
Interest expense	4,247	3,958	289		8,576	7,663	913
Total expenses	228,362	228,082	280		458,625	420,679	37,946
Income before income taxes	11,259	28,112	(16,853)		49,871	36,546	13,325
Income tax expense (benefit)	(277)	(311)	34		6,685	(3,733)	10,418
Net income	$11,536	$28,423	$(16,887)		$43,186	$40,279	$2,907
Non-GAAP operating income	$4,134	$25,953	$(21,819)		$8,298	$47,440	$(39,142)
Earnings per share:
Basic	$0.21	$0.53	$(0.32)		$0.80	$0.75	$0.05
Diluted	$0.21	$0.53	$(0.32)		$0.80	$0.75	$0.05
Non-GAAP operating earnings per share:
Basic	$0.08	$0.48	$(0.40)		$0.15	$0.89	$(0.74)
Diluted	$0.08	$0.48	$(0.40)		$0.15	$0.88	$(0.73)
Net loss ratio	80.5%	72.3%	8.2	pts	78.6%	71.0%	7.6	pts
Underwriting expense ratio	30.0%	26.7%	3.3	pts	29.7%	28.5%	1.2	pts
Combined ratio	110.5%	99.0%	11.5	pts	108.3%	99.5%	8.8	pts
Operating ratio	99.2%	89.0%	10.2	pts	97.2%	88.7%	8.5	pts
Effective tax rate	(2.5%)	(1.1%)	(1.4)	pts	13.4%	(10.2%)	23.6	pts
Return on equity*	2.9%	7.2%	(4.3)	pts	5.6%	5.1%	0.5	pts

* Annualized
In all tables that follow, the abbreviation "nm" indicates that the information or the percentage change is not meaningful.

Executive Summary of Operations
As previously discussed under the heading "ProAssurance Overview," we reorganized our segment reporting in the third quarter of 2018 to include a new segment: Segregated Portfolio Cell Reinsurance. The Segregated Portfolio Cell Reinsurance segment reflects the operating results (underwriting profit or loss, plus investment results) of SPCs which assume workers’ compensation, healthcare professional liability or a combination of the two from our Workers' Compensation Insurance and Specialty P&C segments. The underwriting results of the SPCs that assume workers’ compensation business and healthcare professional liability business were previously reported in our Workers’ Compensation and Specialty P&C segments, respectively, and the results of investment assets solely allocated to SPC operations were previously reported in our Corporate segment, are now reported in the Segregated Portfolio Cell Reinsurance segment. The Workers' Compensation segment has also been renamed "Workers' Compensation Insurance." All prior period segment information has been recast to conform to the current period presentation and the segment reorganization had no impact on previously reported consolidated financial results. See further information regarding the segment reorganization in Note 14 of the Notes to Condensed Consolidated Financial Statements.
The following sections provide an overview of our consolidated and segment results of operations for the three and six months ended June 30, 2019 as compared to the three and six months ended June 30, 2018. See the Segment Operating Results sections that follow for additional information regarding each segment's operating results.
Revenues
The following table shows our consolidated and segment net premiums earned:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2019	2018	Change		2019	2018	Change
Net premiums earned
Specialty P&C	$126,011	$142,619	$(16,608)	(11.6%)	$250,079	$257,567	$(7,488)	(2.9%)
Workers' Compensation Insurance	46,574	45,234	1,340	3.0%	92,512	87,934	4,578	5.2%
Segregated Portfolio Cell Reinsurance	19,284	18,248	1,036	5.7%	38,787	35,284	3,503	9.9%
Lloyd's Syndicates	17,280	17,490	(210)	(1.2%)	35,920	29,965	5,955	19.9%
Consolidated total	$209,149	$223,591	$(14,442)	(6.5%)	$417,298	$410,750	$6,548	1.6%
Consolidated net premiums earned for the 2018 three- and six- month periods included $26.6 million of premium written and fully earned during the second quarter of 2018 from a loss portfolio transfer in our Specialty P&C segment (see further discussion in our Segment Operating Results - Specialty Property & Casualty section that follows). After removing the impact of the loss portfolio transfer, consolidated net premiums earned increased $12.2 million and $33.1 million during the 2019 three- and six- month periods, respectively, as compared to the same periods of 2018. The increase in both the 2019 three- and six- month periods was driven by our Specialty P&C segment due to the pro rata effect of higher premiums written during the preceding twelve months, predominantly in our healthcare facilities and physicians lines of business.
The following table shows our consolidated net investment result:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2019	2018	Change		2019	2018	Change
Net investment income	$23,539	$22,384	$1,155	5.2%	$46,357	$44,411	$1,946	4.4%
Equity in earnings (loss) of unconsolidated subsidiaries	(5,152)	5,380	(10,532)	(195.8%)	(5,962)	7,019	(12,981)	(184.9%)
Net investment result	$18,387	$27,764	$(9,377)	(33.8%)	$40,395	$51,430	$(11,035)	(21.5%)
The decrease in our consolidated net investment result for the three and six months ended June 30, 2019 was primarily attributable to a decrease in earnings from our unconsolidated subsidiaries, partially offset by an increase in net investment income. The decrease in earnings from our unconsolidated subsidiaries for the three and six months ended June 30, 2019 was driven by lower reported earnings from two LP investments. The increase in net investment income for the three and six months ended June 30, 2019 was primarily due to higher earnings from our fixed maturity securities and short-term investments due to higher yields in certain asset classes within those portfolios as compared to the same periods of 2018.

The following table shows our total consolidated net realized investment gains (losses):

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2019	2018	Change		2019	2018	Change
Net impairment losses recognized in earnings	$—	$(404)	$404	nm	$(49)	$(404)	$355	87.9%
Other net realized investment gains (losses)	9,308	3,199	6,109	191.0%	45,980	(9,318)	55,298	593.5%
Net realized investment gains (losses)	$9,308	$2,795	$6,513	233.0%	$45,931	$(9,722)	$55,653	572.4%
We did not recognize any OTTI during the 2019 three-month period. For the 2019 six-month period, we recognized a nominal amount of both credit related OTTI in earnings and non-credit OTTI in OCI, both of which related to a corporate bond. During the 2018 three- and six- month periods, we recognized OTTI in earnings of $0.4 million related to debt instruments from one issuer in the energy sector.
Other net realized investment gains and losses primarily reflects changes in the value of our equity trading portfolio and realized gains and losses from the sale of equity securities during the period. See further discussion in our Segment Operating Results - Corporate section that follows.
Expenses
The following table shows our consolidated and segment net loss ratios and net loss development:

	Three Months Ended June 30				Six Months Ended June 30
($ in millions)	2019	2018	Change		2019	2018	Change
Current accident year net loss ratio
Consolidated ratio	88.2%	82.5%	5.7	pts	84.9%	82.1%	2.8	pts
Specialty P&C	94.0%	91.8%	2.2	pts	93.6%	91.2%	2.4	pts
Workers' Compensation Insurance	68.2%	67.0%	1.2	pts	68.2%	66.5%	1.7	pts
Segregated Portfolio Cell Reinsurance	115.2%	66.1%	49.1	pts	90.8%	66.7%	24.1	pts
Lloyd's Syndicates	69.7%	64.2%	5.5	pts	61.8%	66.9%	(5.1)	pts

Calendar year net loss ratio
Consolidated ratio	80.5%	72.3%	8.2	pts	78.6%	71.0%	7.6	pts
Specialty P&C	84.1%	77.7%	6.4	pts	85.4%	75.5%	9.9	pts
Workers' Compensation Insurance	65.8%	64.8%	1.0	pts	66.0%	65.0%	1.0	pts
Segregated Portfolio Cell Reinsurance	103.6%	49.6%	54.0	pts	79.2%	53.9%	25.3	pts
Lloyd's Syndicates	68.4%	71.5%	(3.1)	pts	63.3%	70.1%	(6.8)	pts

Favorable (unfavorable) net loss development, prior accident years
Consolidated	$16.0	$22.8	$(6.8)		$26.3	$45.6	$(19.3)
Specialty P&C	$12.4	$20.1	$(7.7)		$20.3	$40.6	$(20.3)
Workers' Compensation Insurance	$1.1	$1.0	$0.1		$2.0	$1.4	$0.6
Segregated Portfolio Cell Reinsurance	$2.3	$3.0	$(0.7)		$4.5	$4.5	$—
Lloyd's Syndicates	$0.2	$(1.3)	$1.5		$(0.5)	$(0.9)	$0.4
For the three and six months ended June 30, 2019, our consolidated and Segregated Portfolio Cell Reinsurance segment net loss ratios were affected by a $10 million reserve that an SPC at Eastern Re established during the second quarter of 2019 associated with an assumed errors and omissions liability policy. We do not participate in the SPC that assumed this policy; therefore, these losses are distributed to the external cell participants as reflected in the SPC dividend expense (income), which is an offset to expenses, and thus has no effect on our net income or Segregated Portfolio Cell Reinsurance segment operating results for the three and six months ended June 30, 2019 (see further discussion in our Segment Operating Results - Segregated Portfolio Cell Reinsurance section that follows). Furthermore, for the three and six months ended June 30, 2018, our consolidated and Specialty P&C segment net loss ratios were affected by the 2018 loss portfolio transfer ($26.6 million of net premiums earned at a 95% loss ratio) entered into during the second quarter of 2018 (see further discussion in our Segment

Operating Results - Specialty Property & Casualty sections that follows). Given the significance of these two events, we have removed the impact of each from the consolidated ratios below (as shown in the columns labeled "Adjusted") in order to assist in the comparability between periods (see the Segment Operating Results sections that follow for our Specialty P&C and Segregated Portfolio Cell Reinsurance segments' loss ratios excluding the respective event). Consolidated net loss ratios were as follows:

	Three Months Ended June 30
	2019				2018				Change
	As reported	E&O reserve impact		Adjusted	As reported	LPT impact		Adjusted	As reported		Adjusted
Calendar year net loss ratio	80.5%	4.7	pts	75.8%	72.3%	3.3	pts	69.0%	8.2	pts	6.8	pts
Less impact of prior accident years on the net loss ratio	(7.7%)	—	pts	(7.7%)	(10.2%)	1.4	pts	(11.6%)	2.5	pts	3.9	pts
Current accident year net loss ratio	88.2%	4.7	pts	83.5%	82.5%	1.9	pts	80.6%	5.7	pts	2.9	pts

	Six Months Ended June 30
	2019				2018				Change
	As reported	E&O reserve impact		Adjusted	As reported	LPT impact		Adjusted	As reported		Adjusted
Calendar year net loss ratio	78.6%	2.3	pts	76.3%	71.0%	1.8	pts	69.2%	7.6	pts	7.1	pts
Less impact of prior accident years on the net loss ratio	(6.3%)	—	pts	(6.3%)	(11.1%)	0.8	pts	(11.9%)	4.8	pts	5.6	pts
Current accident year net loss ratio	84.9%	2.3	pts	82.6%	82.1%	1.0	pts	81.1%	2.8	pts	1.5	pts
Excluding the impact of the previously discussed events and as shown in the tables above, the consolidated current accident year net loss ratio for the 2019 three- and six- month periods increased approximately 2.9 and 1.5 percentage points, respectively, as compared to the same periods of 2018. The increase during the 2019 three- and six- month periods was primarily due to a higher current accident year net loss ratio in our Specialty P&C segment due to our continued concern around potential loss trends in the broader HCPL industry. Additionally, as compared to the 2018 three- and six- month periods, the current accident year net loss ratio in our Specialty P&C segment was higher due to the effect of a reduction in both the 2018 three- and six- month periods to ceded premiums owed under reinsurance agreements for prior accident years which increased net premiums earned during both the 2018 three- and six- month periods; however, no such adjustments were made during the 2019 three- and six- month periods (see further discussion in our Segment Operating Results - Specialty P&C section that follows under the heading "Ceded Premiums Written"). Furthermore, the increase in the current accident year net loss ratio in our Specialty P&C segment during both periods was due to changes in the mix of business including a higher volume of earned premium in our excess and surplus lines of business, which carries a higher loss ratio as compared to the segment's total book of business.
In both the 2019 and 2018 three- and six- month periods, our consolidated calendar year net loss ratio was lower than our consolidated current accident year net loss ratio due to the recognition of net favorable prior year reserve development, as shown in the previous tables. Net favorable prior year reserve development recognized in the 2019 three- and six- month periods was lower as compared to same respective periods of 2018 due to the observed increase in claim severity in the broader HCPL industry.

Our consolidated and segment underwriting expense ratios were as follows:

	Three Months Ended June 30				Six Months Ended June 30
	2019	2018	Change		2019	2018	Change
Underwriting Expense Ratio
Consolidated	30.0%	26.7%	3.3	pts	29.7%	28.5%	1.2	pts
Specialty P&C	23.7%	19.6%	4.1	pts	23.8%	21.7%	2.1	pts
Workers' Compensation Insurance	30.8%	29.0%	1.8	pts	30.9%	29.7%	1.2	pts
Segregated Portfolio Cell Reinsurance	30.6%	29.8%	0.8	pts	28.7%	29.9%	(1.2)	pts
Lloyd's Syndicates	43.8%	46.1%	(2.3)	pts	44.6%	51.1%	(6.5)	pts
Corporate*	2.6%	2.5%	0.1	pts	2.4%	2.5%	(0.1)	pts
*There are no net premiums earned associated with the Corporate segment. Ratios shown are the contribution of the Corporate segment to the consolidated ratio (Corporate operating expenses divided by consolidated net premium earned).

Our consolidated underwriting expense ratio increased for the 2019 three- and six- month periods as compared to the same respective periods of 2018 driven by a loss portfolio transfer (net premiums earned with minimal associated operating expenses) entered into during the second quarter of 2018 in our Specialty P&C segment (see further discussion in our Segment Operating Results - Specialty Property & Casualty section that follows). Excluding the impact of the 2018 loss portfolio transfer, our consolidated underwriting expense ratio decreased for the 2019 three- and six- month periods by approximately 0.4 and 0.7 percentage points, respectively, and our underwriting expense ratio in our Specialty P&C segment remained relatively unchanged for both the 2019 three- and six- month periods as compared to the same periods of 2018. The decrease in the consolidated underwriting expense ratio for the 2019 three- and six- month periods was driven by an increase in consolidated net premiums earned, excluding the impact of the 2018 loss portfolio transfer, which outpaced the increase in consolidated DPAC amortization.
Taxes
Our effective tax rates for the six months ended June 30, 2019 and 2018 were as follows:

	Six Months Ended June 30
	2019	2018
Projected annual effective tax rate	(39.0%)	(3.2%)
Tax effect of discrete items	52.4%	(7.0%)
Total effective tax rate	13.4%	(10.2%)
Our projected annual effective tax rates were benefits of 39.0% and 3.2% as of June 30, 2019 and 2018, respectively, before discrete items were considered. For the 2019 and 2018 six-month periods, the most significant discrete item that affected our effective tax rate was the treatment of net realized investment gains and losses. This treatment of net realized investment gains of $43.4 million in our Corporate segment for the six months ended June 30, 2019 accounted for 52.3% of the 52.4% increase in the projected annual effective tax rate due to discrete items. For the six months ended June 30, 2018, this treatment of net realized investment losses of $8.5 million in our Corporate segment accounted for 5.8% of the 7.0% reduction in the projected annual effective tax rate due to discrete items.
Our projected annual effective tax rates as of June 30, 2019 and 2018 were different from the statutory federal income tax rate of 21% primarily due to a portion of our investment income being tax-exempt and the utilization of tax credits transferred to us from our tax credit partnership investments. See further discussion in the Segment Operating Results - Corporate section that follows under the heading "Taxes."

Operating Ratio
Our operating ratio is our combined ratio, less our investment income ratio. This ratio provides the combined effect of underwriting profitability and investment income. During the three and six months ended June 30, 2019, an SPC at Eastern Re established a $10 million reserve, as previously discussed, which increased our consolidated net loss ratio (see further discussion in our Segment Operating Results - Segregated Portfolio Cell Reinsurance section that follows). We do not participate in the SPC that assumed this policy; therefore, these losses are distributed to the external cell participants and reflected in the SPC dividend expense (income). As the SPC dividend expense (income) is not included in the calculation of our expense ratio, our combined ratio for the three and six months ended June 30, 2019 was affected by this reserve. Furthermore, for the three and six months ended June 30, 2018, our investment income ratio was affected by the 2018 loss portfolio transfer ($26.6 million of net premiums earned with no immediate effect on net investment income) entered into during the second quarter of 2018.
Given the significance of these two events, we have removed the impact of each from the ratios below (as shown in the columns labeled "Adjusted") in order to assist in the comparability between periods. Our operating ratio for the three and six months ended June 30, 2019 and 2018 was as follows:

	Three Months Ended June 30
	2019				2018				Change
	As reported	E&O reserve impact		Adjusted	As reported	LPT impact		Adjusted	As reported		Adjusted
Combined ratio	110.5%	4.7	pts	105.8%	99.0%	(0.4)	pts	99.4%	11.5	pts	6.4	pts
Less: investment income ratio	11.3%	—	pts	11.3%	10.0%	(1.4)	pts	11.4%	1.3	pts	(0.1)	pts
Operating ratio	99.2%	4.7	pts	94.5%	89.0%	1.0	pts	88.0%	10.2	pts	6.5	pts

	Six Months Ended June 30
	2019				2018				Change
	As reported	E&O reserve impact		Adjusted	As reported	LPT impact		Adjusted	As reported		Adjusted
Combined ratio	108.3%	2.2	pts	106.1%	99.5%	(0.2)	pts	99.7%	8.8	pts	6.4	pts
Less: investment income ratio	11.1%	—	pts	11.1%	10.8%	(0.8)	pts	11.6%	0.3	pts	(0.5)	pts
Operating ratio	97.2%	2.2	pts	95.0%	88.7%	0.6	pts	88.1%	8.5	pts	6.9	pts
Excluding the impact of the previously discussed events and as shown in the tables above, our operating ratio for the 2019 three- and six- month periods increased by approximately 6.5 and 6.9 percentage points, respectively, driven by a higher net loss ratio in our Specialty P&C segment due to an increase in current accident year net losses primarily due to changes in the in mix of premiums earned and a lower amount of prior accident year favorable development.
ROE
ROE is calculated as annualized net income for the period divided by the average of beginning and ending shareholders’ equity. This ratio measures our overall after-tax profitability and shows how efficiently capital is being used. ROE for the three and six months ended June 30, 2019 and 2018 was as follows:

	Three Months Ended June 30				Six Months Ended June 30
	2019	2018	Change		2019	2018	Change
ROE	2.9%	7.2%	(4.3)	pts	5.6%	5.1%	0.5	pts
The decrease in our ROE for the 2019 three-month period as compared to the same period of 2018 was due to the decrease in net income, driven by the higher current accident year net loss ratio and lower amount of net prior accident year favorable development in our Specialty P&C segment. Our ROE in the 2019 six-month period was relatively flat as compared to the same period of 2018 as the higher current accident year net loss ratio and lower amount of prior year favorable development in our Specialty P&C segment was offset by the change in the fair value of our equity trading portfolio.

Book Value per Share
Book value per share is calculated as total shareholders’ equity at the balance sheet date divided by the total number of common shares outstanding. This ratio measures the net worth of the Company to shareholders on a per-share basis. Our book value per share at June 30, 2019 as compared to December 31, 2018 is shown in the following table.

Book Value Per Share
Book Value Per Share at December 31, 2018	$28.39
Increase (decrease) to book value per share during the six months ended June 30, 2019 attributable to:
Dividends declared	(0.62)
Net income	0.80
OCI	0.91
Other *	(0.06)
Book Value Per Share at June 30, 2019	$29.42
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
The following table is a reconciliation of net income to Non-GAAP operating income:

	Three Months Ended June 30		Six Months Ended June 30
(In thousands, except per share data)	2019	2018	2019	2018
Net income	$11,536	$28,423	$43,186	$40,279
Items excluded in the calculation of Non-GAAP operating income:
Net realized investment (gains) losses	(9,308)	(2,795)	(45,931)	9,722
Net realized gains (losses) attributable to SPCs which no profit/loss is retained (1)	(79)	(334)	1,663	(744)
Guaranty fund assessments (recoupments)	18	3	106	87
Pre-tax effect of exclusions	(9,369)	(3,126)	(44,162)	9,065
Tax effect, at 21% (2)	1,967	656	9,274	(1,904)
After-tax effect of exclusions	(7,402)	(2,470)	(34,888)	7,161
Non-GAAP operating income	$4,134	$25,953	$8,298	$47,440
Per diluted common share:
Net income	$0.21	$0.53	$0.80	$0.75
Effect of exclusions	(0.13)	(0.05)	(0.65)	0.13
Non-GAAP operating income per diluted common share	$0.08	$0.48	$0.15	$0.88
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

Segment Operating Results - Specialty Property & Casualty
As previously discussed under the heading "ProAssurance Overview," we reorganized our segment reporting in the third quarter of 2018 which resulted in the creation of a new segment: Segregated Portfolio Cell Reinsurance. The underwriting results of the SPCs that assume healthcare professional liability business were previously reported in our Specialty P&C segment and are now reported in our Segregated Portfolio Cell Reinsurance segment. All prior period segment information has been recast to conform to the current period presentation. See further information regarding our segments in Note 14 of the Notes to Condensed Consolidated Financial Statements.
Our Specialty P&C segment focuses on professional liability insurance and medical technology liability insurance. Segment operating results reflected pre-tax underwriting profit or loss from these insurance lines, exclusive of investment results, which are included in our Corporate segment. Segment operating results included the following:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2019	2018	Change		2019	2018	Change
Net premiums written	$111,253	$131,833	$(20,580)	(15.6%)	$251,909	$250,679	$1,230	0.5%

Net premiums earned	$126,011	$142,619	$(16,608)	(11.6%)	$250,079	$257,567	$(7,488)	(2.9%)
Other income	1,470	1,262	208	16.5%	2,680	2,519	161	6.4%
Net losses and loss adjustment expenses	(106,017)	(110,856)	4,839	(4.4%)	(213,675)	(194,380)	(19,295)	9.9%
Underwriting, policy acquisition and operating expenses	(29,863)	(27,922)	(1,941)	7.0%	(59,480)	(55,902)	(3,578)	6.4%
Segment operating results	$(8,399)	$5,103	$(13,502)	(264.6%)	$(20,396)	$9,804	$(30,200)	(308.0%)

Net loss ratio	84.1%	77.7%	6.4	pts	85.4%	75.5%	9.9	pts
Underwriting expense ratio	23.7%	19.6%	4.1	pts	23.8%	21.7%	2.1	pts
Segment operating results for the three and six months ended June 30, 2018 included the effects of a loss portfolio transfer entered into during the second quarter of 2018 with a large healthcare organization to cover a specific inventory of existing claims as well as provide tail coverage. As a result of the transaction, we recognized total net premiums written and earned of $26.6 million, comprised of $7.9 million of prospective coverage and $18.7 million of retroactive coverage, and total net losses and loss adjustment expenses of $25.4 million within our Specialty P&C segment for the three and six months ended June 30, 2018. See further discussion in Note 4 of the Notes to Condensed Consolidated Financial Statements.
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
Gross, ceded and net premiums written were as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2019	2018	Change		2019	2018	Change
Gross premiums written	$127,901	$147,978	$(20,077)	(13.6%)	$294,333	$288,498	$5,835	2.0%
Less: Ceded premiums written	16,648	16,145	503	3.1%	42,424	37,819	4,605	12.2%
Net premiums written	$111,253	$131,833	$(20,580)	(15.6%)	$251,909	$250,679	$1,230	0.5%

Gross Premiums Written
Gross premiums written by component were as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2019	2018	Change		2019	2018	Change
Professional liability
Physicians (1)(8)
Twelve month term	$73,309	$75,920	$(2,611)	(3.4%)	$181,097	$163,764	$17,333	10.6%
Twenty-four month term	10,081	4,572	5,509	120.5%	16,686	12,821	3,865	30.1%
Total Physicians	83,390	80,492	2,898	3.6%	197,783	176,585	21,198	12.0%
Healthcare facilities (2)(8)	14,068	14,051	17	0.1%	36,288	29,134	7,154	24.6%
Other healthcare providers (3)	7,331	6,792	539	7.9%	17,282	15,783	1,499	9.5%
Legal professionals (4)	6,745	6,663	82	1.2%	14,815	14,462	353	2.4%
Tail coverages (5)(6)	4,752	11,422	(6,670)	(58.4%)	9,181	15,771	(6,590)	(41.8%)
Retroactive coverages (6)	—	18,708	(18,708)	nm	—	18,708	(18,708)	nm
Total professional liability	116,286	138,128	(21,842)	(15.8%)	275,349	270,443	4,906	1.8%
Medical technology liability (7)	9,937	9,723	214	2.2%	17,140	17,821	(681)	(3.8%)
Other (9)	1,678	127	1,551	1,221.3%	1,844	234	1,610	688.0%
Total	$127,901	$147,978	$(20,077)	(13.6%)	$294,333	$288,498	$5,835	2.0%

(1)
Physician policies were our greatest source of premium revenues in both 2019 and 2018. The decrease in twelve month term policies during the 2019 three-month period was primarily driven by retention losses, partially offset by new business written, including the addition of one large policy, an increase in renewal pricing and, to a lesser extent, timing differences of $0.8 million primarily related to the shifting in renewal dates of a few large policies. The increase in twelve month term policies during the 2019 six-month period included timing differences of $7.6 million primarily related to the renewal of a few large policies that shifted their 2018 renewal dates to the first quarter of 2019. Excluding the effect of these timing differences, twelve month term policies increased approximately $9.7 million as compared to the same period of 2018. The remaining increase during the 2019 six-month period was due to new business written, including the addition of three large policies totaling $10.3 million, and an increase in renewal pricing, partially offset by retention losses. Additionally, both the 2019 three- and six- month periods included an increase in premiums assumed in which we participate on a quota share basis. Renewal pricing increases in both periods are reflective of our concern about potential increases in loss severity, and the lower retention is largely attributable to the corresponding increase in price competition. We anticipate a lower than average level of retention to persist as we continue to set our rates to reflect our observations of potentially higher severity trends. We also offer twenty-four month term policies to our physician insureds in one selected jurisdiction. The increase in twenty-four month term policies during the 2019 three- and six- month periods, as compared to the same respective periods in 2018, primarily reflected the normal cycle of renewals (policies subject to renewal in 2019 were previously written in 2017 rather than in 2018).

(2)
Our healthcare facilities premium (which includes hospitals, surgery centers and other similar facilities) remained relatively flat during the 2019 three-month period as compared to the same period of 2018. The increase in the 2019 six-month period was driven by new business written, including three large policies totaling $4.1 million, and renewal pricing increases, partially offset by retention losses. Renewal pricing increases are primarily due to changes in the loss experience of a few large policies as well as more moderate marketplace price competition. Additionally, given the loss environment and initial loss indications we are seeing in the healthcare facilities space, we are seeking rate increases where we believe appropriate. The lower retention rate in the 2019 six-month period is primarily driven by the loss of one large policy in the first quarter of 2019 due to price competition.

(3)	Our other healthcare providers are primarily dentists, chiropractors and allied health professionals.

(4)
Our legal professionals policies are primarily individual and small group policies in select areas of practice. The increase during the 2019 three- and six- month periods was driven by new business written and, to a lesser extent, an increase in the rate charged for certain renewed policies in select states due to rate filings, largely offset by retention losses.

(5)
We offer extended reporting endorsement or "tail" coverage to insureds who discontinue their claims-made coverage with us, and we also periodically offer tail coverage through custom policies. The amount of tail coverage premium written can vary significantly from period to period. The decrease in tail premiums during the 2019 three- and six- month periods as compared to the same periods of 2018 was driven by $7.9 million of tail coverage provided in connection with a loss portfolio transfer entered into during the second quarter of 2018 (see further discussion in footnote 6 that follows).

(6)
We offer custom alternative risk solutions including loss portfolio transfers for large healthcare entities who, most commonly, are exiting a line of business, changing an insurance approach or simply preferring to transfer risk. In the second quarter of 2018, we entered into a loss portfolio transfer with a large healthcare organization to cover a specific inventory of existing claims as well as provide tail coverage. The premiums received for the coverage provided for the existing inventory of claims was classified as retroactive coverage and resulted in $18.7 million of one-time premium written and fully earned in the 2018 three- and six- month periods. The premiums received for the prospective (tail) coverage resulted in $7.9 million of one-time premium written and fully earned in the 2018 three- and six- month periods. See Note 4 of the Notes to the Condensed Consolidated Financial Statements for further information on this transaction.

(7)
Our medical technology liability business is marketed throughout the U.S.; coverage is typically offered on a primary basis, within specified limits, to manufacturers and distributors of medical technology and life sciences products including entities conducting human clinical trials. In addition to the previously listed factors that affect our premium volume, our medical technology liability premium volume is impacted by the sales volume of insureds. The increase during the 2019 three-month period was driven by new business written and, to a lesser extent, an increase in renewal pricing, largely offset by retention losses. The decrease during the 2019 six-month period was primarily due to retention losses, partially offset by new business written and, to a lesser extent, an increase in renewal pricing. The increase in renewal pricing during both the 2019 three- and six- month periods was primarily due to an increase in the sales volume of certain insureds. Retention losses in the 2019 three- and six- month periods are largely attributable to an increase in competition on terms and pricing.

(8)
Certain components of our gross premiums written include alternative market premiums. We cede either all or a portion of the alternative market premium, net of reinsurance, to certain SPCs of our wholly owned Cayman Islands reinsurance subsidiaries, Inova Re and Eastern Re, which are reported in our Segregated Portfolio Cell Reinsurance segment (see further discussion in the Ceded Premiums Written section that follows). The portion not ceded to the SPCs is retained within our Specialty P&C segment. Alternative market gross premiums written by component for the 2019 and 2018 three- and six- month periods were as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in millions)	2019	2018	Change		2019	2018	Change
Physicians	$1.4	$1.3	$0.1	7.7%	$1.4	$1.4	$—	—%
Healthcare facilities	0.2	0.4	(0.2)	(50.0%)	3.9	3.6	0.3	8.3%
Total	$1.6	$1.7	$(0.1)	(5.9%)	$5.3	$5.0	$0.3	6.0%
Alternative market gross premiums written remained relatively unchanged during the 2019 three- and six- month periods as compared to the same periods of 2018.

(9)
This component of gross premiums written includes all other product lines within our Specialty P&C segment. The increase during the 2019 three- and six- month periods was due to a $1.5 million specialty contractual liability policy.

We are committed to a rate structure that will allow us to fulfill our obligations to our insureds, while generating competitive returns for our shareholders. Our pricing continues to be based on expected losses as indicated by our historical loss data and available industry loss data. In recent years, this practice has resulted in gradual rate increases and we anticipate further rate increases due to indications of increasing loss severity. Additionally, the pricing of our business includes the effects of filed rates, surcharges and discounts. Renewal pricing also reflects changes in our exposure base, deductibles, self-insurance retention limits and other policy items.
The change in renewal pricing for our Specialty P&C segment, including by major component, was as follows:

	Three Months Ended June 30	Six Months Ended June 30
	2019	2019
Specialty P&C segment (1)	4%	4%
Physicians (1)(2)	3%	3%
Healthcare facilities (1)(2)	17%	16%
Other healthcare providers (1)	5%	4%
Legal professionals (2)	1%	2%
Medical technology liability (2)	2%	2%
(1) Excludes certain policies written on an excess and surplus lines basis.
(2) See Gross Premiums Written section for further explanation of renewal pricing increase.
New business written by major component on a direct basis was as follows:

	Three Months Ended June 30		Six Months Ended June 30
(In millions)	2019	2018	2019	2018
Physicians	$3.1	$3.7	$17.5	$8.7
Healthcare facilities	2.6	2.2	6.9	4.3
Other healthcare providers	0.3	0.3	0.7	1.7
Legal professionals	0.8	0.9	1.7	1.7
Medical technology liability	1.3	0.9	2.2	1.8
Total	$8.1	$8.0	$29.0	$18.2
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
Retention for our Specialty P&C segment, including by major component, was as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Specialty P&C segment (1)	87%	90%	88%	90%
Physicians (1)(2)	88%	90%	90%	91%
Healthcare facilities (1)(2)	80%	90%	77%	89%
Other healthcare providers (1)	87%	84%	88%	86%
Legal professionals	87%	85%	88%	83%
Medical technology liability (2)	89%	91%	85%	89%
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
Ceded premiums written were as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2019	2018	Change		2019	2018	Change
Excess of loss reinsurance arrangements (1)	$8,661	$8,815	$(154)	(1.7%)	$17,982	$17,738	$244	1.4%
Premium ceded to Syndicate 1729 (2)	—	—	—	—%	—	2,105	(2,105)	nm
Other shared risk arrangements (3)	6,135	6,352	(217)	(3.4%)	17,853	14,865	2,988	20.1%
Premium ceded to SPCs (4)	1,152	1,399	(247)	(17.7%)	4,890	4,517	373	8.3%
Other ceded premiums written	700	713	(13)	(1.8%)	1,699	1,653	46	2.8%
Adjustment to premiums owed under reinsurance agreements, prior accident years, net (5)	—	(1,134)	1,134	nm	—	(3,059)	3,059	nm
Total ceded premiums written	$16,648	$16,145	$503	3.1%	$42,424	$37,819	$4,605	12.2%

(1)
We generally reinsure risks under our excess of loss reinsurance arrangements pursuant to which the reinsurers agree to assume all or a portion of all risks that we insure above our individual risk retention levels, up to the maximum individual limits offered. In the majority of our excess of loss reinsurance arrangements, the premium due to the reinsurer is determined by the loss experience of that business reinsured, subject to certain minimum and maximum amounts. Premium due to reinsurers also fluctuates with the volume of written premium subject to cession under the arrangement. For the 2019 three- and six- month periods, the change in ceded premiums written under our excess of loss reinsurance arrangements primarily reflected changes in the overall volume of gross premiums written subject to cession.

(2)
Prior to January 1, 2018, our Specialty P&C segment ceded premiums to Syndicate 1729 under a quota share reinsurance agreement. We record our participation in Syndicate 1729 in our Lloyd's Syndicates segment on a quarter delay, except when information is material to the current period. We also recorded the cession to Syndicate 1729 from our Specialty P&C segment on the same quarter delay as the amounts were not material and that permitted the cession to be reported by both our Lloyd's Syndicates segment and our Specialty P&C segment in the same reporting period. The decrease in premiums ceded to Syndicate 1729 during the 2019 six-month period is due to the non-renewal of the quota share reinsurance agreement with Syndicate 1729 on January 1, 2018; the impact of which was not reflected in ceded premiums written until the second quarter of 2018 due to the previously mentioned quarter delay. See the Segment Operating Results - Lloyd's Syndicates section for further discussion on the quota share agreement.

(3)
We have entered into various shared risk arrangements, including quota share, fronting, and captive arrangements, with certain large healthcare systems and other insurance entities. These arrangements include our Ascension Health and CAPAssurance programs. While we cede a large portion of the premium written under these arrangements, they provide us an opportunity to grow net premium through strategic partnerships. For the 2019 three-month period, the decrease in ceded premiums written under our shared risk arrangements was primarily due to a decrease in premium ceded to our Ascension Health program. For the 2019 six-month period, the increase in ceded premiums written under our shared risk arrangements was primarily driven by growth in our CAPAssurance program.

(4)
As previously discussed, as a part of our alternative market solutions, all or a portion of certain healthcare premium written is ceded to SPCs in our Segregated Portfolio Cell Reinsurance segment under either excess of loss or quota share reinsurance agreements, depending on the structure of the individual program. See the Segment Operating Results - Segregated Portfolio Cell Reinsurance section for further discussion on the cession to the SPCs from our Specialty P&C segment. Premiums ceded to SPCs during the 2019 three- and six- month periods remained relatively unchanged as compared to the same periods of 2018.

(5)
Given the length of time that it takes to resolve our claims, many years may elapse before all losses recoverable under a reinsurance arrangement are known. As a part of the process of estimating our loss reserve we also make estimates regarding the amounts recoverable under our reinsurance arrangements. As previously discussed, the premiums ultimately ceded under certain of our excess of loss reinsurance arrangements are subject to the losses ceded under the arrangements. As part of the review of our reserves during both the 2019 three- and six- month periods, we concluded that our current estimate of expected losses and associated recoveries for prior year ceded losses was reasonable; therefore, we did not adjust our estimate of ceded premiums owed to reinsurers during the 2019 three- and six- month periods. For the 2018 three- and six- month periods, we reduced our estimate of expected losses and associated recoveries for prior year ceded losses, as well as our estimate of ceded premiums owed to reinsurers. Changes to estimates of premiums ceded related to prior accident years are fully earned in the period the changes in estimates occur.

Ceded Premiums Ratio
As shown in the table below, our ceded premiums ratio was affected in 2018 by revisions to our estimate of premiums owed to reinsurers related to coverages provided in prior accident years.

	Three Months Ended June 30				Six Months Ended June 30
	2019	2018	Change		2019	2018	Change
Ceded premiums ratio, as reported	13.0%	10.9%	2.1	pts	14.4%	13.1%	1.3	pts
Less the effect of adjustments in premiums owed under reinsurance agreements, prior accident years (as previously discussed)	—%	(0.8%)	0.8	pts	—%	(1.1%)	1.1	pts
Ratio, current accident year	13.0%	11.7%	1.3	pts	14.4%	14.2%	0.2	pts
The increase in the current accident year ceded premiums ratio during the 2019 three- and six- month periods was due to the effect of the loss portfolio transfer entered into during the second quarter of 2018 (increase in gross premiums written with no premium ceded) which resulted in a 2.6 and 1.4 percentage point increase in the current accident year ceded premiums ratio, respectively (see discussion under the heading "Gross Premiums Written"). After removing the impact of the loss portfolio transfer, the current accident year ceded premiums ratio decreased 1.3 and 1.2 percentage points during the 2019 three- and six- month periods as compared to the same periods of 2018. The decrease during the 2019 three-month period was primarily due to the decrease in premiums ceded under our excess of loss reinsurance arrangements and our other shared risk arrangements. The decrease for the 2019 six-month period was primarily due to the effect of the non-renewal of the quota share reinsurance agreement with Syndicate 1729 and a decrease in premiums ceded under our excess of loss reinsurance arrangements, partially offset by an increase in premiums ceded under our shared risk arrangements. See discussion above under the heading "Ceded Premiums Written."
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
Net premiums earned were as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2019	2018	Change		2019	2018	Change
Gross premiums earned	$145,169	$161,596	$(16,427)	(10.2%)	$288,186	$295,294	$(7,108)	(2.4%)
Less: Ceded premiums earned	19,158	18,977	181	1.0%	38,107	37,727	380	1.0%
Net premiums earned	$126,011	$142,619	$(16,608)	(11.6%)	$250,079	$257,567	$(7,488)	(2.9%)

The decrease in gross premiums earned during the 2019 three- and six- month periods was due to the loss portfolio transfer entered into during the second quarter of 2018 which resulted in $26.6 million of one-time premium written and fully earned in the prior period (see discussion under the heading "Gross Premiums Written"). After removing the impact of the loss portfolio transfer, gross premiums earned increased in both periods driven by the pro rata effect of higher premiums written during the preceding twelve months, predominantly in our healthcare facilities and physicians lines of business.
The increase in ceded premiums earned during the 2019 three- and six- month periods was due to the effect of adjustments made during the 2018 three- and six- month periods to ceded premiums owed under reinsurance agreements related to prior accident year losses; no such adjustments were made during the same respective periods of 2019 (see previous discussion in footnote 5 under the heading "Ceded Premiums Written"). After removing the effect of the prior accident year ceded premium adjustments, ceded premiums earned decreased approximately $1.0 million and $2.7 million during the 2019 three- and six- month periods as compared to the same periods of 2018. The decrease in ceded premiums earned in both the 2019 three- and six- month periods was driven by the non-renewal of the quota share reinsurance agreement with Syndicate 1729, partially offset by the pro rata effect of an increase in premiums ceded under our shared risk arrangements during the preceding twelve months, predominately in our CAPAssurance program.
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
The following table summarizes calendar year net loss ratios by separating losses between the current accident year and all prior accident years. Additionally, the table shows our current accident year net loss ratio was affected by revisions to our estimate of premiums owed to reinsurers related to coverages provided in prior accident years. For the three and six months ended June 30, 2018, our net loss ratios were affected by a loss portfolio transfer entered into during the second quarter of 2018 which resulted in total net premiums written and earned of $26.6 million and total net losses and loss adjustment expenses of $25.4 million (see further information in Note 4 of the Notes to Condensed Consolidated Financial Statements). Given the significance of the premium and losses recognized associated with this transaction, we have removed the impact of the loss portfolio transfer from each of the ratios in 2018 below (as shown in the columns labeled "Adjusted") in order to assist in the comparability between periods. The net loss ratios for our Specialty P&C segment were as follows:

	Net Loss Ratios (1)
	Three Months Ended June 30
	2019	2018				Change
	As reported	As reported	LPT impact		Adjusted	As reported		Adjusted
Calendar year net loss ratio	84.1%	77.7%	4.3	pts	73.4%	6.4	pts	10.7	pts
Less impact of prior accident years on the net loss ratio	(9.9%)	(14.1%)	3.2	pts	(17.3%)	4.2	pts	7.4	pts
Current accident year net loss ratio	94.0%	91.8%	1.1	pts	90.7%	2.2	pts	3.3	pts
Less estimated ratio increase (decrease) attributable to:
Ceded premium adjustments, prior accident years (2)	—%	(0.7%)	0.3	pts	(1.0%)	0.7	pts	1.0	pts
Current accident year net loss ratio, excluding the effect of prior year ceded premium (3)	94.0%	92.5%	0.8	pts	91.7%	1.5	pts	2.3	pts

	Net Loss Ratios (1)
	Six Months Ended June 30
	2019	2018				Change
	As reported	As reported	LPT impact		Adjusted	As reported		Adjusted
Calendar year net loss ratio	85.4%	75.5%	2.5	pts	73.0%	9.9	pts	12.4	pts
Less impact of prior accident years on the net loss ratio	(8.2%)	(15.7%)	1.9	pts	(17.6%)	7.5	pts	9.4	pts
Current accident year net loss ratio	93.6%	91.2%	0.6	pts	90.6%	2.4	pts	3.0	pts
Less estimated ratio increase (decrease) attributable to:
Ceded premium adjustments, prior accident years (2)	—%	(1.1%)	0.2	pts	(1.3%)	1.1	pts	1.3	pts
Current accident year net loss ratio, excluding the effect of prior year ceded premium (3)	93.6%	92.3%	0.4	pts	91.9%	1.3	pts	1.7	pts

(1)	Net losses, as specified, divided by net premiums earned.

(2)
Reductions to premiums owed under reinsurance agreements for prior accident years increased net premiums earned (the denominator of the current accident year ratio) for the 2018 three- and six- month periods. No such adjustments were made during the 2019 three- and six- month periods. See the discussion in the Premiums section for our Specialty P&C segment under the heading "Ceded Premiums Written" for additional information.

(3)
The current accident year net loss ratio for the 2019 three- and six- month periods, excluding the effect of the 2018 loss portfolio transfer and prior year ceded premium adjustments, as shown in the table above, was higher as compared to the same periods of 2018 due to our continued concern around potential loss trends in the broader HCPL industry. Furthermore, the increase in the current accident year net loss ratio during the 2019 three- and six- month periods was due to changes in the mix of business including a higher volume of earned premium in our excess and surplus lines of business, which carries a higher loss ratio as compared to the segment's total book of business.

We recognized net favorable loss development related to our previously established reserves of $12.4 million and $20.3 million during the three and six months ended June 30, 2019, respectively, and $20.1 million and $40.6 million during the same respective periods of 2018. We re-evaluate our previously established reserve each quarter based upon the most recently completed actuarial analysis supplemented by any new analysis, information or trends that have emerged since the date of that study. We also take into account currently available industry trend information. Development recognized during the three and six months ended June 30, 2019 principally related to accident years 2012 through 2015. Development recognized during the three and six months ended June 30, 2018 principally related to accident years 2011 through 2015. While our reserves continue to develop favorably, net favorable prior year reserve development recognized in the 2019 three- and six- month periods was lower as compared to same respective periods of 2018 due to the observed increase in claim severity in the broader HCPL industry.
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

Underwriting, Policy Acquisition and Operating Expenses
Our Specialty P&C segment underwriting, policy acquisition and operating expenses were comprised as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2019	2018	Change		2019	2018	Change
DPAC amortization	$14,444	$13,246	$1,198	9.0%	$28,535	$25,983	$2,552	9.8%
Management fees	1,474	1,789	(315)	(17.6%)	3,440	3,486	(46)	(1.3%)
Other underwriting and operating expenses	13,945	12,887	1,058	8.2%	27,505	26,433	1,072	4.1%
Total	$29,863	$27,922	$1,941	7.0%	$59,480	$55,902	$3,578	6.4%
DPAC amortization increased for the three and six months ended June 30, 2019 as compared to the same respective periods of 2018 driven by an increase in earned premium, excluding the effect of the premium earned from the loss portfolio transfer from the second quarter of 2018 as there were no deferred acquisition costs associated with that transaction (see discussion under the heading "Gross Premiums Written"). In addition, the increase in DPAC amortization for both the 2019 three- and six- month periods reflected a decrease in ceding commission income, which is an offset to expense, due to the reduction in premiums ceded to Syndicate 1729.
Management fees are charged pursuant to a management agreement by the Corporate segment to the operating subsidiaries within our Specialty P&C segment for services provided, based on the extent to which services are provided to the subsidiary and the amount of premium written by the subsidiary. While the terms of the management agreement were consistent between 2018 and 2019, fluctuations in the amount of premium written by each subsidiary can result in corresponding variations in the management fee charged to each subsidiary during a particular period. The decrease in the management fees charged to the Specialty P&C segment during the three and six months ended June 30, 2019 primarily reflected the effect of additional fees charged during the the second quarter of 2018 associated with a loss portfolio transfer (see discussion under the heading "Gross Premiums Written").
Other underwriting and operating expenses increased during the 2019 three- and six- month periods as compared to the same respective periods of 2018. Other underwriting and operating expenses for the 2019 three- and six- month periods included $1.3 million and $2.3 million, respectively, associated with a data analytics services agreement entered into during the fourth quarter of 2018 (see Note 7 of the Notes to Condensed Consolidated Financial Statements for further information), partially offset by a decrease in compensation related costs as a result of lower bonuses as compared to the same periods of 2018.
Underwriting Expense Ratio (the Expense Ratio)
Our expense ratio for the Specialty P&C segment for the three and six months ended June 30, 2019 and 2018, respectively, was as follows:

	Three Months Ended June 30				Six Months Ended June 30
	2019	2018	Change		2019	2018	Change
Underwriting expense ratio	23.7%	19.6%	4.1	pts	23.8%	21.7%	2.1	pts
The underwriting expense ratio increased in the 2019 three- and six- month periods as compared to the same periods of 2018 due to the effect of the loss portfolio transfer entered into during the second quarter of 2018 (net premiums earned with minimal associated operating expenses) which increased the underwriting expense ratio by 4.2 and 2.4 percentage points, respectively, as compared to the same periods of 2018. After removing the impact of the loss portfolio transfer, the underwriting expense ratio remained relatively unchanged in the 2019 three- and six- month periods as compared to the same periods of 2018.

Segment Operating Results - Workers' Compensation Insurance
As previously discussed under the heading "ProAssurance Overview," we reorganized our segment reporting in the third quarter of 2018 which resulted in the creation of a new segment: Segregated Portfolio Cell Reinsurance. The underwriting results of the SPCs at Inova Re and Eastern Re that assume workers’ compensation business were previously reported in our Workers’ Compensation segment and are now reported in our Segregated Portfolio Cell Reinsurance segment. The traditional workers' compensation business remains in the Workers' Compensation segment which has been renamed to "Workers' Compensation Insurance." All prior period segment information has been recast to conform to the current period presentation. See further information regarding our segments in Note 14 of the Notes to Condensed Consolidated Financial Statements.
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

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2019	2018	Change		2019	2018	Change
Net premiums written	$45,031	$49,155	$(4,124)	(8.4%)	$96,438	$104,637	$(8,199)	(7.8%)

Net premiums earned	$46,574	$45,234	$1,340	3.0%	$92,512	$87,934	$4,578	5.2%
Other income	725	602	123	20.4%	1,454	1,453	1	0.1%
Net losses and loss adjustment expenses	(30,625)	(29,319)	(1,306)	4.5%	(61,068)	(57,143)	(3,925)	6.9%
Underwriting, policy acquisition and operating expenses	(14,368)	(13,107)	(1,261)	9.6%	(28,559)	(26,137)	(2,422)	9.3%
Segment operating results	$2,306	$3,410	$(1,104)	(32.4%)	$4,339	$6,107	$(1,768)	(29.0%)

Net loss ratio	65.8%	64.8%	1.0	pts	66.0%	65.0%	1.0	pts
Underwriting expense ratio	30.8%	29.0%	1.8	pts	30.9%	29.7%	1.2	pts
Premiums Written
Our workers’ compensation premium volume is driven by five primary factors: (1) the amount of new business written, (2) audit premium, (3) retention of our existing book of business, (4) premium rates charged on our renewal book of business and (5) changes in payroll exposure.
Gross, ceded and net premiums written were as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2019	2018	Change		2019	2018	Change
Gross premiums written	$64,218	$70,885	$(6,667)	(9.4%)	$153,572	$162,552	$(8,980)	(5.5%)
Less: Ceded premiums written	19,187	21,730	(2,543)	(11.7%)	57,134	57,915	(781)	(1.3%)
Net premiums written	$45,031	$49,155	$(4,124)	(8.4%)	$96,438	$104,637	$(8,199)	(7.8%)

Gross Premiums Written
Gross premiums written by product were as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2019	2018	Change		2019	2018	Change
Traditional business:
Guaranteed cost	$37,559	$39,389	$(1,830)	(4.6%)	$80,296	$82,873	$(2,577)	(3.1%)
Policyholder dividend	5,068	4,856	212	4.4%	12,254	13,186	(932)	(7.1%)
Deductible	831	1,873	(1,042)	(55.6%)	3,077	4,959	(1,882)	(38.0%)
Retrospective	2,274	3,637	(1,363)	(37.5%)	3,037	5,644	(2,607)	(46.2%)
Other	2,775	3,028	(253)	(8.4%)	4,602	5,183	(581)	(11.2%)
Alternative market business	15,711	18,102	(2,391)	(13.2%)	50,306	50,707	(401)	(0.8%)
Total	$64,218	$70,885	$(6,667)	(9.4%)	$153,572	$162,552	$(8,980)	(5.5%)
Gross premiums written in our traditional business decreased during the three and six months ended June 30, 2019 as compared to the same periods of 2018, which reflected our reaction to underpricing that is occurring in a very competitive market. New business written, renewal pricing and the renewal retention rate all declined during the 2019 three- and six- month periods as compared to the same periods of 2018. Retrospective policy premiums written include an estimate for retrospective premium adjustments, which are based on the loss experience of the underlying policies. Retrospective premium adjustments decreased premiums written by $1.1 million and $1.4 million in the 2019 three- and six- month periods, respectively, compared to adjustments that increased premiums written by $0.1 million and $0.6 million during the same respective periods of 2018. In addition, audit premium decreased during the 2019 three- and six- month periods as compared to the same periods of 2018.
New business opportunities and renewal pricing continue to be a challenge as a result of intense competition, especially from package carriers that are willing to underprice their workers’ compensation products to offset other coverages. This has resulted in fewer new business opportunities, which is reflected in a 26% decline in submissions during the 2019 six-month period. However, new business written for the three and six months ended June 30, 2018 included approximately $4.3 million and $7.9 million, respectively, of premiums written related to the acquisition of the Great Falls renewal book of business. Renewal pricing decreases reflect the competitive market, as well as the impact of state loss cost decreases in the majority of the states in which we write business. The decrease in the retention rate during the 2019 three- and six- month periods was primarily attributable to the loss of two large policies totaling approximately $3.3 million during the second quarter of 2019. If these two large policies would have renewed, the retention rate during the 2019 three- and six- month periods would have been 4.7 and 2.0 percentage points higher, respectively, as compared to the same periods of 2018.
Gross premiums written in our alternative market business decreased during the three months ended June 30, 2019 and remained relatively unchanged during the six months ended June 30, 2019 as compared to the same periods of 2018. New business written, renewal pricing and renewal retention rate trends in our alternative market business for the three and six months ended June 30, 2019 were relatively consistent with the trends in our traditional business. Audit premium increased during the 2019 three- and six- month periods as compared to the same periods of 2018. We retained all 14 of the available workers' compensation alternative market programs up for renewal during the six months ended June 30, 2019.

New business, audit premium, retention and renewal price changes for both the traditional business and the alternative market business are shown in the table below:

	Three Months Ended June 30
	2019			2018
($ in millions)	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results
New business	$5.4	$1.2	$6.6	$10.6	$2.8	$13.4
Audit premium (including EBUB)	$0.7	$0.5	$1.2	$0.9	$0.3	$1.2
Retention rate (1)	79%	85%	81%	85%	95%	88%
Change in renewal pricing (2)	(3%)	(7%)	(4%)	1%	2%	1%

	Six Months Ended June 30
	2019			2018
($ in millions)	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results
New business	$11.8	$2.3	$14.1	$24.0	$5.4	$29.4
Audit premium (including EBUB)	$0.9	$1.0	$1.9	$2.1	$0.4	$2.5
Retention rate (1)	81%	93%	84%	85%	93%	87%
Change in renewal pricing (2)	(3%)	(4%)	(3%)	(2%)	—%	(1%)

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

Ceded Premiums Written
Ceded premiums written were as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2019	2018	Change		2019	2018	Change
Premiums ceded to SPCs	$15,758	$17,717	$(1,959)	(11.1%)	$47,903	$46,939	$964	2.1%
Premiums ceded to external reinsurers	3,373	3,166	207	6.5%	6,817	6,073	744	12.3%
Premiums ceded to unaffiliated captive insurers	(47)	385	(432)	(112.2%)	2,403	3,768	(1,365)	(36.2%)
Change in return premium estimate under external reinsurance	103	462	(359)	(77.7%)	11	1,135	(1,124)	(99.0%)
Total ceded premiums written	$19,187	$21,730	$(2,543)	(11.7%)	$57,134	$57,915	$(781)	(1.3%)
Our Workers' Compensation Insurance segment cedes alternative market business under a 100% quota share reinsurance agreement, net of a ceding commission, to SPCs in our Segregated Portfolio Cell Reinsurance segment.
Under our external reinsurance agreement, we retain the first $0.5 million in risk insured by us and cede losses in excess of this amount on each loss occurrence under our primary external reinsurance treaty. Effective May 1, 2019, our primary reinsurance layer was renewed with an AAD equal to the greater of $3.9 million or 2.1% of subject premium, in excess of the $0.5 million retention per loss occurrence, and the elimination of the return premium component of the contract. The addition of the AAD was partially offset by a reduction in the reinsurance rates under our renewed program. Per our reinsurance agreements, we cede premiums related to our traditional business on an earned premium basis. The increase in premiums ceded to external reinsurers during the three and six months ended June 30, 2019 was driven by an increase in earned premium and the impact of higher reinsurance rates for the treaty year effective May 1, 2018.
Changes in the return premium estimate reflected the loss experience under the reinsurance contract for the three and six months ended June 30, 2019 and 2018. The change in estimated return premium for the three and six months ended June 30, 2019 reflected prior year net unfavorable loss development on reinsured claims.

Ceded Premiums Ratio
Ceded premiums ratio was as follows:

	Three Months Ended June 30				Six Months Ended June 30
	2019	2018	Change		2019	2018	Change
Ceded premiums ratio, as reported	34.3%	34.9%	(0.6)	pts	34.5%	34.9%	(0.4)	pts
Less the effect of:
Premiums ceded to SPCs (100%)	26.2%	24.9%	1.3	pts	26.6%	24.6%	2.0	pts
Retrospective premium adjustments	0.2%	—%	0.2	pts	0.1%	—%	0.1	pts
Premiums ceded to unaffiliated captive insurers (100%)	1.1%	2.7%	(1.6)	pts	1.0%	2.8%	(1.8)	pts
Return premium estimated under external reinsurance	0.2%	0.9%	(0.7)	pts	—%	1.2%	(1.2)	pts
Assumed premiums earned (not ceded to external reinsurers)	(0.3%)	(0.3%)	—	pts	(0.3%)	(0.3%)	—	pts
Ceded premiums ratio (related to external reinsurance), less the effects of above	6.9%	6.7%	0.2	pts	7.1%	6.6%	0.5	pts
The above table reflects ceded premiums earned as a percent of gross premiums earned. As discussed above, we cede premiums related to our traditional business to external reinsurers on an earned premium basis. For the three and six months ended June 30, 2019, the ceded premiums ratio, excluding the effects in the table above, increased as compared to the same respective periods of 2018 primarily due to higher reinsurance rates for the treaty year effective May 1, 2018.
Net Premiums Earned
Net premiums earned were as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2019	2018	Change		2019	2018	Change
Gross premiums earned	$70,882	$69,478	$1,404	2.0%	$141,158	$135,092	$6,066	4.5%
Less: Ceded premiums earned	24,308	24,244	64	0.3%	48,646	47,158	1,488	3.2%
Net premiums earned	$46,574	$45,234	$1,340	3.0%	$92,512	$87,934	$4,578	5.2%
Net premiums earned consist of gross premiums earned less the portion of earned premiums that we cede to SPCs in our Segregated Portfolio Cell Reinsurance segment, external reinsurers or to any unaffiliated captive insurers. Because premiums are generally earned pro rata over the entire policy period, fluctuations in premiums earned tend to lag those of premiums written. Our workers’ compensation policies are twelve month term policies, and premiums are earned on a pro rata basis over the policy period. Net premiums earned also include premium adjustments related to the audit of our insureds' payrolls. Payroll audits are conducted subsequent to the end of the policy period and any related adjustments are recorded as fully earned in the current period. In addition, we record an estimate for EBUB and evaluate the estimate on a quarterly basis. We did not adjust the EBUB estimate during the three and six months ended June 30, 2019 or 2018. The increase in net premiums earned primarily reflected the pro rata effect of higher net premiums written during the preceding twelve months, partially offset by retrospective premium adjustments, as previously discussed. However, as a result of the reduction in written premium in both the first and second quarters of 2019, we expect to see a decrease in earned premium during the remainder of 2019.

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

	Three Months Ended June 30				Six Months Ended June 30
	2019	2018	Change		2019	2018	Change
Calendar year net loss ratio	65.8%	64.8%	1.0	pts	66.0%	65.0%	1.0	pts
Less impact of prior accident years on the net loss ratio	(2.4%)	(2.2%)	(0.2)	pts	(2.2%)	(1.5%)	(0.7)	pts
Current accident year net loss ratio	68.2%	67.0%	1.2	pts	68.2%	66.5%	1.7	pts
The increase in the current accident year net loss ratio for the 2019 three- and six- month periods as compared to the same periods of 2018 primarily reflected the impact of the AAD under the reinsurance treaty effective May 1, 2019 (see previous discussion under the heading "Ceded Premiums Written"). The impact of renewal rate decreases on the current accident year net loss ratio for the 2019 three- and six- month periods was offset by favorable claim trends.
Calendar year incurred losses (excluding IBNR) ceded to our external reinsurers decreased $3.3 million and $6.0 million for the 2019 three- and six- month periods, respectively, as compared to the same periods of 2018. Current accident year ceded incurred losses increased $2.9 million during both the three and six months ended June 30, 2019 as compared to the same periods of 2018.
We recognized net favorable prior year development related to our previously established reserve of $1.1 million and $2.0 million for the three and six months ended June 30, 2019 as compared to $1.0 million and $1.4 million for the same respective periods of 2018. The net favorable prior year development for the three and six months ended June 30, 2019 reflected overall favorable trends in claim closing patterns, primarily in the 2016 accident year. Net favorable development for the three and six months ended June 30, 2018 primarily related to the 2015 and 2016 accident years. For both the three and six months ended June 30, 2019 and 2018, the net favorable prior year development included $0.4 million and $0.8 million, respectively, related to the amortization of the purchase accounting fair value adjustment.
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
Our Workers' Compensation Insurance segment underwriting, policy acquisition and operating expenses were comprised as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2019	2018	Change		2019	2018	Change
DPAC amortization	$8,601	$7,503	$1,098	14.6%	$17,051	$15,375	$1,676	10.9%
Management fees	482	530	(48)	(9.1%)	1,152	1,215	(63)	(5.2%)
Other underwriting and operating expenses	9,798	9,348	450	4.8%	19,181	18,015	1,166	6.5%
SPC ceding commission offset	(4,513)	(4,274)	(239)	5.6%	(8,825)	(8,468)	(357)	4.2%
Total	$14,368	$13,107	$1,261	9.6%	$28,559	$26,137	$2,422	9.3%

The increase in DPAC amortization for the three and six months ended June 30, 2019 as compared to the same respective periods of 2018 primarily reflected the increase in net premiums earned and the effect of an increase in capitalized underwriting salaries during 2018. The increase in other underwriting and operating expenses for the three and six months ended June 30, 2019 primarily reflected an increase in employee benefit costs, as compared to the same respective periods of 2018. Additionally, the increase in other underwriting and operating expenses for the six months ended June 30, 2019 reflected an increase in professional fees and, to a lesser extent, technology expenses as a result of an increase in the allocation of technology costs charged by our Corporate segment.
As previously discussed, alternative market premiums written through our Workers' Compensation Insurance segment's alternative market business unit are 100% ceded, less a ceding commission, to either the SPCs in our Segregated Portfolio Cell Reinsurance segment or, to a limited extent, an unaffiliated captive insurer. The ceding commission consists of an amount for fronting fees, cell rental fees, commissions, premium taxes, claims administration fees and risk management fees. The fronting fees, commissions, premium taxes and risk management fees are recorded as an offset to underwriting, policy acquisition and operating expenses. Cell rental fees are recorded as a component of other income and claims administration fees are recorded as ceded ULAE. The increase in SPC ceding commissions earned for three and six months ended June 30, 2019 as compared to the same respective periods of 2018 primarily reflected the increase in alternative market earned premium.
Underwriting Expense Ratio (the Expense Ratio)
The underwriting expense ratio included the impact of the following:

	Three Months Ended June 30				Six Months Ended June 30
	2019	2018	Change		2019	2018	Change
Underwriting expense ratio, as reported	30.8%	29.0%	1.8	pts	30.9%	29.7%	1.2	pts
Less estimated ratio increase (decrease) attributable to:
Impact of ceding commissions received from SPCs	2.8%	2.6%	0.2	pts	3.0%	2.7%	0.3	pts
Retrospective premium adjustment	0.5%	—%	0.5	pts	0.3%	(0.1%)	0.4	pts
Impact of audit premium	(0.3%)	(0.4%)	0.1	pts	(0.2%)	(0.4%)	0.2	pts
Impact of return premium estimate	—%	0.2%	(0.2)	pts	—%	0.2%	(0.2)	pts
Underwriting expense ratio, less listed effects	27.8%	26.6%	1.2	pts	27.8%	27.3%	0.5	pts
The increase in the expense ratio for the three and six months ended June 30, 2019, excluding the items noted in the table, primarily reflected the increase in DPAC amortization and an increase in employee benefit costs, professional fees and technology costs charged by our Corporate segment, as previously discussed.

Segment Operating Results - Segregated Portfolio Cell Reinsurance
As previously discussed under the heading "ProAssurance Overview," we reorganized our segment reporting during the third quarter of 2018 which resulted in the creation of the Segregated Portfolio Cell Reinsurance segment. See further information regarding our segments in Note 14 of the Notes to Condensed Consolidated Financial Statements.
The Segregated Portfolio Cell Reinsurance segment reflects the operating results (underwriting profit or loss, plus investment results) of SPCs at Inova Re and Eastern Re, our Cayman Islands SPC operations. SPCs are segregated pools of assets and liabilities that provide an insurance facility for a defined set of risks. Assets of each SPC are solely for the benefit of that individual cell and each SPC is solely responsible for the liabilities of that individual cell. Assets of one SPC are statutorily protected from the creditors of the others. Each SPC is owned, fully or in part, by an agency, group or association and the operating results of the SPCs are due to the participants of that cell. We participate to a varying degree in the results of selected SPCs and, for the SPCs in which we participate, our participation interest ranges from a low of 20% to a high of 85%. SPC operating results due to external cell participants are reflected as an SPC dividend expense (income) in our Segregated Portfolio Cell Reinsurance segment. In addition, our Segregated Portfolio Cell Reinsurance segment includes the SPC investment results as the investments are solely for the benefit of the cell participants and investment results due to external cell participants are reflected in the SPC dividend expense (income). As of June 30, 2019, there were 26 (22 active) SPCs. The majority of the SPCs only assume workers' compensation insurance, healthcare professional liability insurance or a combination of the two from our Workers' Compensation Insurance and Specialty P&C segments. In addition, an SPC at Eastern Re assumed an errors and omissions liability policy from a captive insurer unaffiliated with ProAssurance.
Segment operating results reflects our share of the underwriting and investment results of the SPCs in which we participate, and included the following:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2019	2018	Change		2019	2018	Change
Net premiums written	$14,937	$16,915	$(1,978)	(11.7%)	$47,618	$45,877	$1,741	3.8%

Net premiums earned	$19,284	$18,248	$1,036	5.7%	$38,787	$35,284	$3,503	9.9%
Net investment income	368	373	(5)	(1.3%)	815	729	86	11.8%
Net realized gains (losses)	(94)	(457)	363	79.4%	2,047	(930)	2,977	320.1%
Other income	135	60	75	125.0%	221	90	131	145.6%
Net losses and loss adjustment expenses	(19,973)	(9,048)	(10,925)	120.7%	(30,719)	(19,001)	(11,718)	61.7%
Underwriting, policy acquisition and operating expenses	(5,905)	(5,440)	(465)	8.5%	(11,138)	(10,554)	(584)	5.5%
SPC net operating results	(6,185)	3,736	(9,921)	(265.6%)	13	5,618	(5,605)	(99.8%)
SPC dividend (expense) income (1)	7,033	(2,785)	9,818	(352.5%)	2,246	(4,532)	6,778	(149.6%)
Segment operating results (2)	$848	$951	$(103)	(10.8%)	$2,259	$1,086	$1,173	108.0%

Net loss ratio	103.6%	49.6%	54.0	pts	79.2%	53.9%	25.3	pts
Underwriting expense ratio	30.6%	29.8%	0.8	pts	28.7%	29.9%	(1.2)	pts
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
Gross, ceded and net premiums written were as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2019	2018	Change		2019	2018	Change
Gross premiums written	$16,910	$19,116	$(2,206)	(11.5%)	$53,274	$51,456	$1,818	3.5%
Less: Ceded premiums written	1,973	2,201	(228)	(10.4%)	5,656	5,579	77	1.4%
Net premiums written	$14,937	$16,915	$(1,978)	(11.7%)	$47,618	$45,877	$1,741	3.8%
Gross Premiums Written
Gross premiums written reflected reinsurance premiums assumed by component as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2019	2018	Change		2019	2018	Change
Workers' compensation	$15,758	$17,717	$(1,959)	(11.1%)	$47,903	$46,939	$964	2.1%
Healthcare professional liability	1,152	1,399	(247)	(17.7%)	4,890	4,517	373	8.3%
Other	—	—	—	nm	481	—	481	nm
Gross Premiums Written	$16,910	$19,116	$(2,206)	(11.5%)	$53,274	$51,456	$1,818	3.5%
Gross premiums written for the 2019 and 2018 three- and six- month periods were primarily comprised of workers' compensation coverages assumed from our Workers' Compensation Insurance segment. Gross premiums written decreased during the three months ended June 30, 2019, which primarily reflected the competitive workers’ compensation marketplace. The increase in gross premiums written during the six months ended June 30, 2019 primarily reflected new business written and an increase in audit premium, partially offset by a decrease in renewal pricing related to the competitive market conditions. We retained all 16 of the available alternative market programs, including 14 workers' compensation programs and 2 healthcare professional liability programs up for renewal during the six months ended June 30, 2019.
New business, audit premium, retention and renewal price changes for the assumed workers' compensation premium is shown in the table below:

	Three Months Ended June 30		Six Months Ended June 30
($ in millions)	2019	2018	2019	2018
New business	$1.2	$2.8	$2.3	$5.4
Audit premium (including EBUB)	$0.5	$0.3	$1.0	$0.4
Retention rate (1)	85%	95%	93%	93%
Change in renewal pricing (2)	(7%)	2%	(4%)	—%
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

Ceded Premiums Written
Ceded premiums written were as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2019	2018	Change		2019	2018	Change
Ceded premiums written	$1,973	$2,201	$(228)	(10.4%)	$5,656	$5,579	$77	1.4%
For the workers' compensation business, each SPC has in place its own external reinsurance arrangements. The healthcare professional liability business is assumed net of reinsurance from our Specialty P&C segment; therefore, there are no ceded premiums related to the healthcare professional liability business reflected in the table above. The risk retention for each loss occurrence for the workers' compensation business ranges from $0.3 million to $0.35 million based on the program, with limits up to $119.7 million. In addition, each program has aggregate reinsurance coverage between $1.1 million and $2.1 million on a program year basis. Per the SPC external reinsurance agreements, premiums are ceded on a written premium basis and changes in ceded premiums written during the 2019 three- and six- month periods primarily reflected changes in gross written premium, as compared to the same respective periods in 2018. External reinsurance rates vary based on the alternative market program.
Ceded Premiums Ratio
Ceded premiums ratio was as follows:

	Three Months Ended June 30				Six Months Ended June 30
	2019	2018	Change		2019	2018	Change
Ceded premiums ratio	12.5%	12.4%	0.1	pts	11.8%	11.9%	(0.1)	pts
The above table reflects ceded premiums as a percent of gross premiums written for the workers' compensation business only; healthcare professional liability business is assumed net of reinsurance, as discussed above. The ceded premiums ratio remained relatively unchanged for the 2019 three- and six- month periods as compared to the same respective periods of 2018.
Net Premiums Earned
Gross, ceded and net premiums earned were as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2019	2018	Change		2019	2018	Change
Gross premiums earned	$21,698	$20,425	$1,273	6.2%	$43,638	$39,594	$4,044	10.2%
Less: Ceded premiums earned	2,414	2,177	237	10.9%	4,851	4,310	541	12.6%
Net premiums earned	$19,284	$18,248	$1,036	5.7%	$38,787	$35,284	$3,503	9.9%
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
Net Investment Income and Net Realized Investment Gains (Losses)
Net investment income for the 2019 and 2018 three- and six- month periods was primarily attributable to interest earned on available-for-sale fixed maturity investments, which primarily includes investment-grade corporate debt securities. Net realized investment gains and losses during the 2019 and 2018 three- and six- month periods primarily reflected changes in the value of the SPCs' equity securities portfolio.

Losses and Loss Adjustment Expenses
The following table summarizes the calendar year net loss ratios by separating losses between the current accident year and all prior accident years. The current accident year net loss ratio for our Segregated Portfolio Cell Reinsurance segment reflects the aggregate loss ratio for all programs. Loss reserves are estimated for each program on a quarterly basis. Due to the size of some of the programs, quarterly claims activity can cause the current accident year net loss ratio to fluctuate significantly from period to period.
For the three and six months ended June 30, 2019, our Segregated Portfolio Cell Reinsurance segment net loss ratios were affected by a $10 million reserve that an SPC at Eastern Re established during the second quarter of 2019. This SPC previously assumed an errors and omissions liability policy that provides coverage for losses up to a lifetime maximum of $10 million from a captive insurer unaffiliated with ProAssurance. During the second quarter of 2019, a claim was filed under this policy that met the lifetime maximum limit and, accordingly, a $10 million reserve was recorded. We do not participate in the SPC that assumed this policy; therefore, these losses are distributed to the external cell participants as reflected in the SPC dividend expense (income) and have no effect on our Segregated Portfolio Cell Reinsurance segment operating results for the three and six months ended June 30, 2019. Given the significance of this event, we have removed the impact of the policy from each of the ratios below (as shown in the columns labeled "Adjusted") in order to assist in the comparability between periods. Calendar year and current accident year net loss ratios were as follows:

	Three Months Ended June 30
	2019				2018	Change
	As reported	E&O reserve impact		Adjusted	As reported	As reported		Adjusted
Calendar year net loss ratio	103.6%	51.6	pts	52.0%	49.6%	54.0	pts	2.4	pts
Less impact of prior accident years on the net loss ratio	(11.6%)	0.2	pts	(11.8%)	(16.5%)	4.9	pts	4.7	pts
Current accident year net loss ratio	115.2%	51.4	pts	63.8%	66.1%	49.1	pts	(2.3)	pts

	Six Months Ended June 30
	2019				2018	Change
	As reported	E&O reserve impact		Adjusted	As reported	As reported		Adjusted
Calendar year net loss ratio	79.2%	25.5	pts	53.7%	53.9%	25.3	pts	(0.2)	pts
Less impact of prior accident years on the net loss ratio	(11.6%)	0.2	pts	(11.8%)	(12.8%)	1.2	pts	1.0	pts
Current accident year net loss ratio	90.8%	25.3	pts	65.5%	66.7%	24.1	pts	(1.2)	pts
Excluding the impact of the errors and omissions liability policy, as previously discussed and as shown in the tables above, the current accident year net loss ratio for the 2019 three- and six- month periods decreased approximately 2.3 and 1.2 percentage points, respectively, as compared to the same periods of 2018. The decrease during the 2019 three- and six- month periods primarily reflected a decline in severity-related claim activity, partially offset by the effect of the continuation of intense price competition and the resulting renewal rate decreases.
Calendar year incurred losses ceded to our external reinsurers increased $0.9 million and $1.4 million for the 2019 three- and six- month periods, respectively, as compared to the same periods of 2018. Current accident year ceded incurred losses totaled $0.2 million for the 2019 three- and six- month periods compared to $1.3 million for the 2018 six-month period. There were no current accident year ceded incurred losses reported in the 2018 three-month period.
We recognized net favorable prior year development of $2.3 million and $4.5 million for the three and six months ended June 30, 2019, respectively, and $3.0 million and $4.5 million for the same respective periods of 2018, which primarily reflected better than expected claim trends in the 2015, 2016 and 2017 accident years. The improved claim trends reflected lower frequency and severity than anticipated at the time the reserves were established.

Underwriting, Policy Acquisition and Operating Expenses
Our Segregated Portfolio Cell Reinsurance segment underwriting, policy acquisition and operating expenses were comprised as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2019	2018	Change		2019	2018	Change
DPAC amortization	$5,516	$5,183	$333	6.4%	$10,666	$10,156	$510	5.0%
Other underwriting and operating expenses	389	257	132	51.4%	472	398	74	18.6%
Total	$5,905	$5,440	$465	8.5%	$11,138	$10,554	$584	5.5%
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
Underwriting Expense Ratio (the Expense Ratio)
The underwriting expense ratio included the impact of the following:

	Three Months Ended June 30				Six Months Ended June 30
	2019	2018	Change		2019	2018	Change
Underwriting expense ratio, as reported	30.6%	29.8%	0.8	pts	28.7%	29.9%	(1.2)	pts
Less impact of audit premium on expense ratio	(0.8%)	(0.5%)	(0.3)	pts	(0.7%)	(0.3%)	(0.4)	pts
Underwriting expense ratio, excluding the effect of audit premium	31.4%	30.3%	1.1	pts	29.4%	30.2%	(0.8)	pts
The underwriting expense ratio primarily reflects the weighted average ceding commission percentage of all SPC programs.

Segment Operating Results - Lloyd's Syndicates
Our Lloyd's Syndicates segment includes operating results from our participation in certain Syndicates at Lloyd's of London. We have a total capital commitment to support our Lloyd's Syndicate operations through 2019 of up to $200 million, referred to as FAL. The Board, through a non-binding resolution, extended this commitment through 2022. For the 2019 underwriting year, our FAL was comprised of investment securities deposited with Lloyd's which at June 30, 2019 had a fair value of approximately $134.8 million, as discussed in Note 3 of the Notes to Condensed Consolidated Financial Statements.
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
Lloyd's Syndicate 1729. We are the majority capital provider to Syndicate 1729, which covers a range of property and casualty insurance and reinsurance lines. For the 2019 underwriting year, we slightly decreased our participation in the operating results of Syndicate 1729 from 62% to 61% which, due to the quarter delay, was not reflected in our Lloyd's Syndicates segment results until the second quarter of 2019. The remaining capital for Syndicate 1729 is provided by unrelated third parties, including private names and other corporate members. Syndicate 1729 has a maximum underwriting capacity of £128 million for the 2019 underwriting year, of which £78 million (approximately $99 million based on June 30, 2019 exchange rates) is our allocated underwriting capacity.
Lloyd's Syndicate 6131. We are the sole (100%) capital provider to an SPA, Syndicate 6131, which focuses on contingency and specialty property business. As an SPA, Syndicate 6131 is only allowed to underwrite one quota share reinsurance contract with Syndicate 1729. Due to the quarter delay, our participation in Syndicate 6131 was not reflected in our Lloyd's Syndicates segment results until the second quarter of 2018 as Syndicate 6131 began writing business effective January 1, 2018. For the 2019 underwriting year, Syndicate 6131 has a maximum underwriting capacity of £12 million (approximately $15 million based on June 30, 2019 exchange rates).
In addition to the results of our participation in Lloyd's Syndicates, as discussed above, our Lloyd's Syndicates segment also includes 100% of the operating results of our wholly owned subsidiaries that support our operations at Lloyd's. For the three and six months ended June 30, 2019 and 2018, the results of our Lloyd's Syndicates segment were as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2019	2018	Change		2019	2018	Change
Gross premiums written	$29,233	$24,201	$5,032	20.8%	$52,821	$36,561	$16,260	44.5%
Ceded premiums written	(10,470)	(14,335)	3,865	(27.0%)	(13,061)	(14,853)	1,792	(12.1%)
Net premiums written	$18,763	$9,866	$8,897	90.2%	$39,760	$21,708	$18,052	83.2%

Net premiums earned	$17,280	$17,490	$(210)	(1.2%)	$35,920	$29,965	$5,955	19.9%
Net investment income	1,199	836	363	43.4%	2,205	1,587	618	38.9%
Net realized gains (losses)	262	(252)	514	204.0%	440	(306)	746	243.8%
Other income (loss)	32	(436)	468	107.3%	(114)	(105)	(9)	(8.6%)
Net losses and loss adjustment expenses	(11,825)	(12,505)	680	(5.4%)	(22,733)	(20,991)	(1,742)	8.3%
Underwriting, policy acquisition and operating expenses	(7,564)	(8,060)	496	(6.2%)	(16,033)	(15,306)	(727)	4.7%
Income tax benefit (expense)	304	—	304	nm	—	(6)	6	nm
Segment operating results	$(312)	$(2,927)	$2,615	89.3%	$(315)	$(5,162)	$4,847	93.9%

Net loss ratio	68.4%	71.5%	(3.1)	pts	63.3%	70.1%	(6.8)	pts
Underwriting expense ratio	43.8%	46.1%	(2.3)	pts	44.6%	51.1%	(6.5)	pts

Property and Natural Catastrophe Losses
As previously mentioned, we normally report results from our involvement in Lloyd's Syndicates on a quarter delay; however, during the fourth quarter of 2018, we accelerated our reporting of approximately $6.8 million, net of reinsurance and reinstatement premiums, of storm-related losses in connection with Hurricane Michael, which affected the northwest portion of Florida during October 2018. These losses would have normally been reported in the first quarter of 2019 due to the aforementioned quarter delay. However, due to the availability and significance of these estimates, we accelerated our reporting of these storm-related losses into the fourth quarter of 2018, which is consistent with our policy of reporting significant losses in the period in which they become known to us. No such adjustments were made during the three and six months ended June 30, 2019 or 2018.
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
Gross premiums written during the six months ended June 30, 2019 consisted of property insurance coverages (44% of total gross premiums written), casualty coverages (34%), catastrophe reinsurance coverages (12%), specialty property coverages (7%) and property reinsurance coverages (3%). Gross premiums written increased during the 2019 three- and six- month periods as compared to the same respective periods of 2018 driven by volume increases on renewal business and renewal pricing increases, as well as new business written, primarily property insurance coverages.
As discussed in our Specialty P&C segment operating results, prior to January 1, 2018 Syndicate 1729 served as a reinsurer on a quota share basis for a wholly owned insurance subsidiary in our Specialty P&C segment. Premiums assumed from our Specialty P&C segment were approximately $1.2 million during the six months ended June 30, 2018. The 2017 and 2016 calendar year quota share arrangements with our Specialty P&C segment were commuted in December 2018 and 2017, respectively. Due to the quarter delay, the effects of the 2017 and 2016 commutations were reported in both segments' results during the first quarters of 2019 and 2018, respectively, and are reflected in the Lloyd's Syndicates segment results for the six months ended June 30, 2019 and 2018, respectively. The commutations did not differ significantly from previously recorded amounts.
Ceded Premiums Written
Syndicate 1729 utilizes reinsurance to provide the capacity to write larger limits of liability on individual risks, to provide protection against catastrophic loss and to provide protection against losses in excess of policy limits. Ceded premiums written decreased for the three and six months ended June 30, 2019 primarily due to the timing of and revised contract terms related to the renewal of a catastrophe reinsurance agreement during the second quarter of 2019, partially offset by the increased utilization of reinsurance on new business written directly by Syndicate 1729 to replace the business previously assumed through the quota share agreement with our Specialty P&C segment.
Net Premiums Earned
Net premiums earned consist of gross premiums earned less the portion of earned premiums that we cede to our reinsurers for their assumption of a portion of our losses. Premiums written through open-market channels are generally earned pro rata over the entire policy period, which is predominately twelve months; whereas premiums written through delegated underwriting authority arrangements are earned over twenty-four months. Therefore, net premiums earned is affected by shifts in the mix of policies written between the open-market and delegated underwriting authority arrangements. Additionally, fluctuations in premiums earned tend to lag those of premiums written. Premiums for certain policies and assumed reinsurance contracts are reported subsequent to the coverage period and/or may be subject to adjustment based on loss experience. These premium adjustments are earned when reported, which can result in further fluctuation in earned premium.
Gross, ceded and net premiums earned were as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2019	2018	Change		2019	2018	Change
Gross premiums earned	$21,997	$19,273	$2,724	14.1%	$45,825	$37,240	$8,585	23.1%
Less: Ceded premiums earned	4,717	1,783	2,934	164.6%	9,905	7,275	2,630	36.2%
Net premiums earned	$17,280	$17,490	$(210)	(1.2%)	$35,920	$29,965	$5,955	19.9%

The increase in gross premiums earned during the three and six months ended June 30, 2019 as compared to the same respective periods of 2018 was driven by the pro rata effect of higher premiums written during the preceding twelve months, primarily property insurance coverages and, to a greater extent for the 2019 six-month period, the pro rata effect of shifts in the mix of premiums written during the preceding twelve months; a larger proportion of premiums were written through the open-market, as compared to previous years, which are predominately earned over twelve months. For the 2019 six-month period, the increase in gross premiums earned also reflected the increase in our participation in Syndicate 1729 and Syndicate 6131 at the beginning of 2018 which was not reflected in our Lloyd's Syndicates segment results until the second quarter of 2018.
The increase in ceded premiums earned during the 2019 three- and six- month periods was driven by the pro rata effect of an increase in premiums ceded under reinsurance arrangements during the preceding twelve months.
Net premiums earned included a nominal amount of premium assumed from our Specialty P&C segment during the 2019 six-month period as compared to approximately $1.4 million and $3.3 million during the 2018 three- and six- month periods, respectively.
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
The following table summarizes calendar year net loss ratios by separating losses between the current accident year and all prior accident years. Net loss ratios for the period were as follows:

	Net Loss Ratios
	Three Months Ended June 30				Six Months Ended June 30
	2019	2018	Change		2019	2018	Change
Calendar year net loss ratio	68.4%	71.5%	(3.1)	pts	63.3%	70.1%	(6.8)	pts
Less impact of prior accident years on the net loss ratio	(1.3%)	7.3%	(8.6)	pts	1.5%	3.2%	(1.7)	pts
Current accident year net loss ratio	69.7%	64.2%	5.5	pts	61.8%	66.9%	(5.1)	pts
The current accident year net loss ratio increased during the three months ended June 30, 2019 as compared to the same period of 2018 driven by the effect of the increase in ceded premiums earned, as previously discussed. The decrease in the current accident year net loss ratio during the six months ended June 30, 2019 as compared to the same period of 2018 was driven by an increase in estimated reinsurance recoveries related to property and catastrophe related losses as compared to the prior year period, partially offset by the increase in ceded premiums earned.
We recognized $0.2 million of favorable prior year development and $0.5 million of unfavorable prior year development for the three and six months ended June 30, 2019, respectively, as compared to $1.3 million and $0.9 million of unfavorable prior year development for the same respective periods of 2018. The unfavorable prior year development for the six months ended June 30, 2019 was driven by higher than expected losses and development on certain large claims which resulted in unfavorable development with respect to a previous year of account.
Underwriting, Policy Acquisition and Operating Expenses
Underwriting, policy acquisition and operating expenses decreased by $0.5 million for the 2019 three-month period and increased by $0.7 million for the 2019 six-month period as compared to the same respective periods in 2018. The decrease during the 2019 three-month period was primarily due to the effect of higher operational expenses incurred during the second quarter of 2018 associated with establishing Syndicate 6131 and, to a lesser extent, a decrease in DPAC amortization primarily due to adjustments to estimated brokerage expenses associated with business written through delegated underwriting authority arrangements. The increase during the 2019 six-month period was primarily due to the anticipated growth in Syndicate 1729 operations and an increase in DPAC amortization primarily due to an increase in net premiums earned.

The underwriting expense ratio decreased during the three and six months ended June 30, 2019 as compared to the same periods in 2018 primarily due to the increased volume of earned premium as a result of the growth of the Syndicates. In addition, the decrease in the underwriting expense ratio in both periods as compared to the same periods of 2018 reflected the effect of higher operational expenses in 2018 associated with the establishment of Syndicate 6131.
Investments
Net investment income for the 2019 and 2018 three- and six- month periods was primarily attributable to interest earned on our FAL investments, which primarily includes investment-grade corporate debt securities. Syndicate 1729's fixed maturities portfolio includes certain debt securities classified as trading securities. Investment results associated with these fixed maturity trading securities are reported on the same quarter delay.
Taxes
Operating results of this segment are subject to U.K. income tax law.

Segment Operating Results - Corporate
As previously discussed under the heading "ProAssurance Overview," we reorganized our segment reporting in the third quarter of 2018 which resulted in the creation of a new segment: Segregated Portfolio Cell Reinsurance. The Segregated Portfolio Cell Reinsurance segment includes the results of investment assets solely allocated to SPC operations at our Cayman Islands reinsurance subsidiaries, Inova Re and Eastern Re, which were previously reported in our Corporate segment. All prior period segment information has been recast to conform to the current period presentation. See further information regarding our segments in Note 14 of the Notes to Condensed Consolidated Financial Statements.
Our Corporate segment includes investment operations, other than those reported in our Segregated Portfolio Cell Reinsurance and Lloyd's Syndicates segments, interest expense and U.S. income taxes. Our Corporate segment also includes non-premium revenues generated outside of our insurance entities and corporate expenses. Segment operating results for our Corporate segment were net earnings of $17.1 million and $57.3 million for the three and six months ended June 30, 2019, respectively, as compared to $21.9 million and $28.4 million for the same respective periods of 2018 and included the following:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2019	2018	Change		2019	2018	Change
Net investment income	$21,972	$21,175	$797	3.8%	$43,337	$42,095	$1,242	3.0%
Equity in earnings (loss) of unconsolidated subsidiaries	$(5,152)	$5,380	$(10,532)	(195.8%)	$(5,962)	$7,019	$(12,981)	(184.9%)
Net realized gains (losses)	$9,140	$3,504	$5,636	160.8%	$43,444	$(8,486)	$51,930	611.9%
Other income	$833	$1,095	$(262)	(23.9%)	$1,738	$2,037	$(299)	(14.7%)
Operating expense	$5,426	$5,621	$(195)	(3.5%)	$9,997	$10,297	$(300)	(2.9%)
Interest expense	$4,247	$3,958	$289	7.3%	$8,576	$7,663	$913	11.9%
Income tax expense (benefit)	$27	$(311)	$338	108.7%	$6,685	$(3,739)	$10,424	278.8%
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
Net investment income by investment category was as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2019	2018	Change		2019	2018	Change
Fixed maturities	$16,680	$16,225	$455	2.8%	$32,832	$32,206	$626	1.9%
Equities	4,990	4,998	(8)	(0.2%)	9,813	9,865	(52)	(0.5%)
Short-term investments, including Other	1,449	1,311	138	10.5%	3,116	2,519	597	23.7%
BOLI	459	455	4	0.9%	912	904	8	0.9%
Investment fees and expenses	(1,606)	(1,814)	208	(11.5%)	(3,336)	(3,399)	63	(1.9%)
Net investment income	$21,972	$21,175	$797	3.8%	$43,337	$42,095	$1,242	3.0%

Fixed Maturities
The increase in income from our fixed maturities during the 2019 three- and six- month periods was primarily due to higher yields from certain asset classes in our fixed maturity portfolio and, for the 2019 three-month period, an increase in our average investment in fixed maturity securities which was approximately 2% higher as compared to the same respective period of 2018.
Average yields for our fixed maturity portfolio were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Average income yield	3.4%	3.3%	3.4%	3.3%
Average tax equivalent income yield	3.4%	3.4%	3.4%	3.4%
Equities
Income from our equity portfolio decreased slightly during the 2019 three- and six- month periods as compared to the same respective periods of 2018 which reflected a decrease in our allocation to this asset category as well as a different mix of equities owned.
Other Investments and Short-term Investments
Short-term investments, which have a maturity at purchase of one year or less are carried at fair value, which approximates their cost basis, and are primarily composed of investments in U.S. treasury obligations, commercial paper and money market funds. Income from our other investments and short-term investments increased during the 2019 three- and six- month periods primarily attributable to higher yields as compared to the same respective periods of 2018.
Equity in Earnings (Loss) of Unconsolidated Subsidiaries
Equity in earnings (loss) of unconsolidated subsidiaries was as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2019	2018	Change		2019	2018	Change
All other investments, primarily investment fund LPs/LLCs	$317	$12,497	$(12,180)	(97.5%)	$4,126	$20,113	$(15,987)	(79.5%)
Tax credit partnerships	(5,469)	(7,117)	1,648	(23.2%)	(10,088)	(13,094)	3,006	(23.0%)
Equity in earnings (loss) of unconsolidated subsidiaries	$(5,152)	$5,380	$(10,532)	(195.8%)	$(5,962)	$7,019	$(12,981)	(184.9%)
We hold interests in certain LPs/LLCs that generate earnings from trading portfolios, secured debt, debt securities, multi-strategy funds and private equity investments. The performance of the LPs/LLCs is affected by the volatility of equity and credit markets. For our investments in LPs/LLCs, we record our allocable portion of the partnership operating income or loss as the results of the LPs/LLCs become available. Our investment results from our portfolio of investments in LPs/LLCs decreased for the 2019 three- and six- month periods driven by lower reported earnings from two LP investments which accounted for $9.4 million and $11.5 million, respectively, of the decrease as compared to the 2018 three- and six- month periods.
Our tax credit partnership investments are designed to generate returns in the form of tax credits and tax-deductible project operating losses and are comprised of qualified affordable housing project tax credit partnerships and historic tax credit partnerships. We account for our tax credit partnership investments under the equity method and record our allocable portion of the operating losses of the underlying properties based on estimates provided by the partnerships. For our qualified affordable housing project tax credit partnerships, we adjust our estimates of our allocable portion of operating losses periodically as actual operating results of the underlying properties become available. Our historic tax credit partnerships are short-term in nature and remaining operating losses are expected to be recognized primarily in 2019. The results from our tax credit partnership investments for the three and six months ended June 30, 2019 reflected lower partnership operating losses as compared to the same respective periods of 2018. In addition, based on operating results received, we increased our estimate of partnership operating losses by $1.5 million in the three and six months ended June 30, 2019 as compared to $2.7 million in the three and six months ended June 30, 2018.

The tax benefits received from our tax credit partnerships, which are not reflected in our investment results above, reduced our tax expense in 2019 and 2018 as follows:

	Three Months Ended June 30		Six Months Ended June 30
(In millions)	2019	2018	2019	2018
Tax credits recognized during the period	$4.7	$5.3	$9.3	$10.6
Tax benefit of tax credit partnership operating losses	$1.1	$1.5	$2.1	$2.7
Tax credits provided by the underlying projects of the historic tax credit partnerships are typically available in the tax year in which the project is put into active service, whereas the tax credits provided by qualified affordable housing project tax credit partnerships are provided over approximately a ten year period. The decrease in tax credits recognized for the three and six months ended June 30, 2019 was primarily attributable to our historic tax credit partnership investments.
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

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2019	2018	2019	2018
GAAP net investment result:
Net investment income	$21,972	$21,175	$43,337	$42,095
Equity in earnings (loss) of unconsolidated subsidiaries	(5,152)	5,380	(5,962)	7,019
GAAP net investment result	$16,820	$26,555	$37,375	$49,114

Pro forma tax-equivalent investment result	$23,195	$33,909	$50,097	$64,301

Reconciliation of pro forma and GAAP tax-equivalent investment result:
GAAP net investment result	$16,820	$26,555	$37,375	$49,114
Taxable equivalent adjustments, calculated using the 21% federal statutory tax rate
State and municipal bonds	247	384	467	1,082
BOLI	122	121	242	240
Dividends received	139	119	280	458
Tax credit partnerships	5,867	6,730	11,733	13,407
Pro forma tax-equivalent investment result	$23,195	$33,909	$50,097	$64,301

Net Realized Investment Gains (Losses)
The following table provides detailed information regarding our net realized investment gains (losses).

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2019	2018	2019	2018
OTTI losses, total:
Corporate debt	$—	$(404)	$(136)	$(404)
Portion of OTTI losses recognized in other comprehensive income before taxes:
Corporate debt	—	—	87	—
Net impairment losses recognized in earnings	—	(404)	(49)	(404)
Gross realized gains, available-for-sale fixed maturities	966	436	1,226	4,900
Gross realized (losses), available-for-sale fixed maturities	(20)	(1,693)	(328)	(3,728)
Net realized gains (losses), equity investments	9,179	3,419	10,969	12,519
Net realized gains (losses), other investments	198	402	577	1,090
Change in unrealized holding gains (losses), equity investments	(2,294)	1,250	27,931	(22,010)
Change in unrealized holding gains (losses), convertible securities, carried at fair value as a part of other investments	1,110	90	3,116	(864)
Other	1	4	2	11
Net realized investment gains (losses)	$9,140	$3,504	$43,444	$(8,486)
We did not recognize any OTTI during the three months ended June 30, 2019. For the 2019 six-month period, we recognized a nominal amount of both credit related OTTI in earnings and non-credit OTTI in OCI, both of which related to a corporate bond. We recognized OTTI in earnings of $0.4 million during the 2018 three- and six- month periods related to debt instruments from one issuer in the energy sector.
We recognized $9.1 million and $43.4 million of net realized investment gains during the 2019 three- and six- month periods, respectively. Net realized investment gains for the 2019 three-month period were driven by realized gains from the sale of equity investments during the period. For the 2019 six-month period, net realized investment gains were driven by unrealized holding gains on our equity portfolio and realized gains from the sale of equity investments during the period. The primary driver of the unrealized holding gains during the 2019 six-month period was the improvement in the market since December 31, 2018, which caused our equity securities to increase in value. The most significant sectors that benefited were the financial and energy sectors.

Operating Expenses
Corporate segment operating expenses were comprised as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2019	2018	Change		2019	2018	Change
Operating expenses	$8,856	$9,605	$(749)	(7.8%)	$18,027	$18,240	$(213)	(1.2%)
Management fee offset	(3,430)	(3,984)	554	(13.9%)	(8,030)	(7,943)	(87)	1.1%
Segment Total	$5,426	$5,621	$(195)	(3.5%)	$9,997	$10,297	$(300)	(2.9%)
The decrease in operating expenses for the 2019 three- and six- month periods was primarily driven by a decrease in share-based compensation expenses and other compensation related costs, primarily as a result of lower bonuses. The decrease in share-based compensation expenses in the 2019 three- and six- month periods was attributable to a decrease in the value of the projected awards based upon the decline of one of the associated performance metrics as well as fewer awards outstanding as compared to the same periods of 2018. In addition, the 2019 three- and six- month periods reflected a decrease in technology expenses due to an increase in the allocation of technology costs to the operating subsidiaries within our Specialty P&C and Workers' Compensation Insurance segments from our Corporate segment.
Operating subsidiaries within our Specialty P&C and Workers' Compensation Insurance segments are charged a management fee by the Corporate segment for services provided to these subsidiaries. The management fee is based on the extent to which services are provided to the subsidiary and the amount of gross premium written by the subsidiary. Under the arrangement, the expenses associated with such services are reported as expenses of the Corporate segment, and the management fees charged are reported as an offset to Corporate operating expenses. While the terms of the arrangement were consistent between 2018 and 2019, fluctuations in the amount of gross premium written by each subsidiary can result in corresponding variations in the management fee charged to each subsidiary during a particular period. The management fees charged during the 2018 three- and six- month periods included additional fees charged to our Specialty P&C segment associated with a loss portfolio transfer entered into during the second quarter of 2018 (see further discussion in our Segment Operating Results - Specialty Property & Casualty section).
Interest Expense
Consolidated interest expense for the three and six months ended June 30, 2019 and 2018 was comprised as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2019	2018	Change		2019	2018	Change
Senior Notes due 2023	$3,357	$3,357	$—	—%	$6,714	$6,714	$—	—%
Revolving Credit Agreement (including fees and amortization)	177	517	(340)	(65.8%)	318	1,124	(806)	(71.7%)
Mortgage Loans (including amortization)*	351	357	(6)	(1.7%)	745	663	82	12.4%
(Gain)/loss on interest rate cap	362	(282)	644	(228.4%)	799	(857)	1,656	(193.2%)
Other	—	9	(9)	nm	—	19	(19)	nm
Interest expense	$4,247	$3,958	$289	7.3%	$8,576	$7,663	$913	11.9%
* During each of the three and six months ended June 30, 2019, we received a nominal cash payment associated with our interest rate cap as a result of the three-month LIBOR rising above 2.35%, which was recorded as a reduction to interest expense associated with our Mortgage Loans.

Consolidated interest expense increased during the three and six months ended June 30, 2019 as compared to the same respective periods of 2018 driven by the change in fair value of our interest rate cap. The interest rate cap is designated as an economic hedge of interest rate risk associated with our variable rate Mortgage Loans. Excluding the impact of the change in fair value of our interest rate cap, consolidated interest expense decreased during the three and six months ended June 30, 2019. The decrease was due to lower interest expense on our Revolving Credit Agreement as we did not have any outstanding borrowings during the 2019 three- and six- month periods compared to weighted average outstanding borrowings of $64 million and $83 million during the 2018 three- and six- month periods, respectively. Interest expense on our Revolving Credit Agreement for the 2019 three- and six- month periods primarily reflected unused commitment fees. See further discussion of our outstanding debt in Note 9 and further discussion of our interest rate cap agreement in Note 10 of the Notes to Condensed Consolidated Financial Statements.

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

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2019	2018	2019	2018
Corporate segment income tax expense (benefit)	$27	$(311)	$6,685	$(3,739)
Lloyd's Syndicates segment income tax expense (benefit)	(304)	—	—	6
Consolidated income tax expense (benefit)	$(277)	$(311)	$6,685	$(3,733)
Factors affecting our consolidated effective tax rate include the following:

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Statutory rate	21.0%	21.0%	21.0%	21.0%
Tax-exempt income*	(3.5%)	(1.8%)	(1.6%)	(4.1%)
Tax credits	(41.2%)	(18.9%)	(18.6%)	(29.0%)
Non-U.S. operating results	(0.6%)	2.2%	0.1%	3.0%
Tax deficiency (excess tax benefit) on share-based compensation	(0.8%)	—%	0.1%	(0.1%)
Other	22.6%	(3.6%)	12.4%	(1.0%)
Total effective tax rate	(2.5%)	(1.1%)	13.4%	(10.2%)
*Includes tax-exempt interest, dividends received deduction and change in cash surrender value of BOLI.
The provision (benefit) for income taxes and the effective tax rate for the 2019 and 2018 three- and six- month periods are determined based upon our current estimate of our annual effective tax rate at the end of each quarterly reporting period (the projected annual effective tax rate) plus the impact of certain discrete items that are not included in the projected annual effective tax rate. Our projected annual effective tax rates for 2019 and 2018 were benefits of 39.0% and 3.2% at June 30, 2019 and 2018, respectively, before consideration of discrete items. Our projected annual effective tax rates for both the 2019 and 2018 six-month periods were different from the statutory federal income tax rate primarily due to the utilization of tax credits transferred to us from our tax credit partnership investments and a portion of our investment income being tax-exempt. Tax credits utilized were $4.7 million and $9.3 million for the three and six months ended June 30, 2019, respectively, as compared to $5.3 million and $10.6 million for the same respective periods of 2018. While projected tax credits for 2019 are less than 2018, they continue to have a significant impact on the effective tax rate for the 2019 three- and six- month periods.
Our effective tax rates for the 2019 and 2018 six-month periods were an expense of 13.4% and a benefit of 10.2%, respectively, and differs from the projected annual effective tax rates due to certain discrete items. These discrete items increased our effective tax rate by 52.4% and reduced our effective tax rate by 7.0% for the 2019 and 2018 six-month periods, respectively.
For the 2019 and 2018 six-month periods, the most significant discrete item that affected our effective tax rate was the treatment of net realized investment gains and losses. Net realized investment gains and losses are treated as discrete items and reflected in the effective tax rate in the period in which they are included in income. This treatment of net realized investment gains of $43.4 million in our Corporate segment for the six months ended June 30, 2019 accounted for an increase of 52.3% in the effective tax rate. For the six months ended June 30, 2018, this treatment of net realized investment losses of $8.5 million in our Corporate segment accounted for a decrease of 5.8% in the effective tax rate.

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
Interest Rate Risk
Investments
Our fixed maturities portfolio is exposed to interest rate risk. Fluctuations in interest rates have a direct impact on the market valuation of these securities. As interest rates rise, market values of fixed income portfolios fall and vice versa. Certain of the securities are held in an unrealized loss position; we do not intend to sell and believe we will not be required to sell any debt security held in an unrealized loss position before its anticipated recovery.
The following tables summarize estimated changes in the fair value of our available-for-sale fixed maturity securities for specific hypothetical changes in interest rates by asset class at June 30, 2019 and December 31, 2018. There are principally two factors that determine interest rates on a given security: changes in the level of yield curves and credit spreads. As different asset classes can be affected in different ways by movements in those two factors, we have separated our portfolio by asset class in the following tables.

	Interest Rate Shift in Basis Points
	June 30, 2019
($ in millions)	(200)	(100)	Current	100	200
Fair Value:
Fixed maturities, available for sale:
U.S. Treasury obligations	$117	$114	$110	$107	$104
U.S. Government-sponsored enterprise obligations	30	29	29	29	28
State and municipal bonds	311	300	290	280	270
Corporate debt	1,392	1,349	1,307	1,267	1,228
Asset-backed securities	514	504	493	480	467
Total fixed maturities, available for sale	$2,364	$2,296	$2,229	$2,163	$2,097

Duration:
Fixed maturities, available for sale:
U.S. Treasury obligations	3.09	3.01	2.93	2.86	2.79
U.S. Government-sponsored enterprise obligations	0.66	0.60	1.16	2.97	3.86
State and municipal bonds	3.46	3.41	3.43	3.52	3.61
Corporate debt	3.09	3.04	3.02	3.01	2.97
Asset-backed securities	2.06	2.18	2.46	2.77	2.90
Total fixed maturities, available for sale	2.88	2.87	2.92	3.01	3.04

	Interest Rate Shift in Basis Points
	December 31, 2018
($ in millions)	(200)	(100)	Current	100	200
Fair Value:
Fixed maturities, available for sale:
U.S. Treasury obligations	$127	$124	$120	$117	$114
U.S. Government-sponsored enterprise obligations	36	36	35	34	33
State and municipal bonds	316	305	294	283	273
Corporate debt	1,300	1,261	1,224	1,187	1,153
Asset-backed securities	443	432	421	409	396
Total fixed maturities, available for sale	$2,222	$2,158	$2,094	$2,030	$1,969

Duration:
Fixed maturities, available for sale:
U.S. Treasury obligations	2.77	2.70	2.63	2.57	2.50
U.S. Government-sponsored enterprise obligations	0.66	0.98	2.65	3.77	4.18
State and municipal bonds	3.61	3.58	3.59	3.64	3.73
Corporate debt	2.98	2.97	2.93	2.89	2.83
Asset-backed securities	2.18	2.46	2.86	3.11	3.23
Total fixed maturities, available for sale	2.86	2.91	2.99	3.04	3.04
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
At June 30, 2019, our fixed maturities portfolio includes fixed maturities classified as trading securities which do not have a significant amount of exposure to market interest rates or credit spreads.
Our cash and short-term investments at June 30, 2019 were carried at fair value which approximates their cost basis due to their short-term nature. Our cash and short-term investments lack significant interest rate sensitivity due to their short duration.
Debt
Our variable interest rate Mortgage Loans are exposed to interest rate risk. However, a 1% change in LIBOR will not materially impact our annualized interest expense. Additionally, we have economically hedged the risk of a change in interest rates in excess of 1% on the Mortgage Loans through the purchase of an interest rate cap derivative instrument, which effectively caps our annual interest rate on the Mortgage Loans at a maximum of 3.675% (see Note 10 of the Notes to Condensed Consolidated Financial Statements for additional information). The fair value of the interest rate cap is not materially impacted by a 1% change in LIBOR; however, the carrying value of the interest rate cap is impacted by future expectations for LIBOR as well as estimations of volatility in the future yield curve.
Our Revolving Credit Agreement is exposed to interest rate risk as it is LIBOR based and a 1% change in LIBOR will impact annual interest expense only to the extent that there is an outstanding balance. For every $100 million drawn on our Revolving Credit Agreement, a 1% change in interest rates will change our annual interest expense by $1 million. Any outstanding balances on the Revolving Credit Agreement can be repaid on each maturity date, which has typically ranged from one to three months. As of June 30, 2019, no borrowings were outstanding under our Revolving Credit Agreement.

Credit Risk
We have exposure to credit risk primarily as a holder of fixed income securities. We control this exposure by emphasizing investment grade credit quality in the fixed income securities we purchase.
As of June 30, 2019, 94% of our fixed maturity securities were rated investment grade as determined by NRSROs, such as Fitch, Moody’s and Standard & Poor’s. We believe that this concentration in investment grade securities reduces our exposure to credit risk on our fixed income investments to an acceptable level. However, investment grade securities, in spite of their rating, can rapidly deteriorate and result in significant losses. Ratings published by the NRSROs are one of the tools used to evaluate the creditworthiness of our securities. The ratings reflect the subjective opinion of the rating agencies as to the creditworthiness of the securities; therefore, we may be subject to additional credit exposure should the ratings prove to be unreliable.
We also have exposure to credit risk related to our receivables from reinsurers. Our receivables from reinsurers (with regard to both paid and unpaid losses) approximated $369 million at June 30, 2019 and $355 million at December 31, 2018. We monitor the credit risk associated with our reinsurers using publicly available financial and rating agency data.
Equity Price Risk
At June 30, 2019, the fair value of our equity investments, excluding our equity investments in bond investment funds as discussed in the following paragraph, was $224 million. These equity securities are subject to equity price risk, which is defined as the potential for loss in fair value due to a decline in equity prices. The weighted average beta of this group of securities was 0.91. Beta measures the price sensitivity of an equity security or group of equity securities to a change in the broader equity market, in this case the S&P 500 Index. If the value of the S&P 500 Index increased by 10%, the fair value of these securities would be expected to increase by 9.1% to $245 million. Conversely, a 10% decrease in the S&P 500 Index would imply a decrease of 9.1% in the fair value of these securities to $204 million. The selected hypothetical changes of plus or minus 10% do not reflect what could be considered the best or worst case scenarios and are used for illustrative purposes only.
Our equity investments include equity investments in certain bond investment funds which are not subject to significant equity price risk, and thus we have excluded these investments from the above analysis.

ITEM 4. CONTROLS AND PROCEDURES.
The principal executive officer and principal financial officer of the Company participated in management’s evaluation of our disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of June 30, 2019. ProAssurance’s disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on that evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, those controls during the quarter.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
See Note 7 of the Notes to Condensed Consolidated Financial Statements.
ITEM 1A. RISK FACTORS.
There are no changes to the "Risk Factors" in Part 1, Item 1A of the December 31, 2018 report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)	Not applicable.

(b)	Not applicable.

(c)	Information required by Item 703 of Regulation S-K.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs* (In thousands)
April 1 - 30, 2019	—	N/A	—	$109,643
May 1 - 31, 2019	—	N/A	—	$109,643
June 1 - 30, 2019	—	N/A	—	$109,643
Total	—	$—	—

*
Under its current plan begun in November 2010, the Board has authorized $600 million for the repurchase of common shares or the retirement of outstanding debt. This is ProAssurance’s only plan for the repurchase of common shares, and the plan has no expiration date.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1	Employment Agreement between ProAssurance and Michael Boguski dated as of May 1, 2019.

31.1	Certification of Principal Executive Officer of ProAssurance as required under SEC rule 13a-14(a).

31.2	Certification of Principal Financial and Accounting Officer of ProAssurance as required under SEC rule 13a-14(a).

32.1	Certification of Principal Executive Officer of ProAssurance as required under SEC Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as amended (18 U.S.C. 1350).

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
August 7, 2019

/s/ Dana S. Hendricks
Dana S. Hendricks
Chief Financial Officer
(Duly authorized officer and principal financial officer)