Form 10-Q
period 2019-09-30
PROASSURANCE CORP
filed 2019-11-05
CIK 1127703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2019 or

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
As of October 31, 2019, there were 53,791,436 shares of the registrant’s common stock outstanding.

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

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share data)

	September 30, 2019	December 31, 2018
Assets
Investments
Fixed maturities, available for sale, at fair value; amortized cost, $2,251,040 and $2,116,825, respectively	$2,301,535	$2,093,798
Fixed maturities, trading, at fair value; cost, $44,766 and $38,445, respectively	45,295	38,188
Equity investments, at fair value; cost, $389,319 and $450,931, respectively	409,100	442,937
Short-term investments	270,836	308,319
Business owned life insurance	65,653	64,096
Investment in unconsolidated subsidiaries	366,606	367,757
Other investments, $34,133 and $31,344 at fair value, respectively, otherwise at cost or amortized cost	37,049	34,287
Total Investments	3,496,074	3,349,382
Cash and cash equivalents	102,211	80,471
Premiums receivable	283,944	261,466
Receivable from reinsurers on paid losses and loss adjustment expenses	15,089	11,558
Receivable from reinsurers on unpaid losses and loss adjustment expenses	357,811	343,820
Prepaid reinsurance premiums	53,232	40,631
Deferred policy acquisition costs	58,099	54,116
Deferred tax asset, net	19,016	29,108
Real estate, net	30,629	31,114
Operating lease ROU assets	20,563	—
Intangible assets, net	72,284	76,776
Goodwill	210,725	210,725
Other assets	104,682	111,559
Total Assets	$4,824,359	$4,600,726
Liabilities and Shareholders' Equity
Liabilities
Policy liabilities and accruals
Reserve for losses and loss adjustment expenses	$2,215,775	$2,119,847
Unearned premiums	459,260	415,211
Reinsurance premiums payable	58,552	55,614
Total Policy Liabilities	2,733,587	2,590,672
Operating lease liabilities	21,298	—
Other liabilities	193,069	199,295
Debt less unamortized debt issuance costs	286,947	287,757
Total Liabilities	3,234,901	3,077,724
Shareholders' Equity
Common shares, par value $0.01 per share, 100,000,000 shares authorized, 63,115,253 and 62,989,421 shares issued, respectively	631	630
Additional paid-in capital	385,181	384,713
Accumulated other comprehensive income (loss), net of deferred tax expense (benefit) of $10,602 and ($4,355), respectively	39,134	(16,911)
Retained earnings	1,581,789	1,571,847
Treasury shares, at cost, 9,352,373 shares as of each respective period end	(417,277)	(417,277)
Total Shareholders' Equity	1,589,458	1,523,002
Total Liabilities and Shareholders' Equity	$4,824,359	$4,600,726
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Changes in Capital (Unaudited)
(In thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance at July 1, 2019	$631	$385,200	$31,729	$1,581,273	$(417,277)	$1,581,556
Common shares issued for compensation and effect of shares reissued to stock purchase plan	—	20	—	—	—	20
Share-based compensation	—	(11)	—	—	—	(11)
Net effect of restricted and performance shares issued	—	(28)	—	—	—	(28)
Dividends to shareholders	—	—	—	(16,677)	—	(16,677)
Other comprehensive income (loss)	—	—	7,405	—	—	7,405
Net income	—	—	—	17,193	—	17,193
Balance at September 30, 2019	$631	$385,181	$39,134	$1,581,789	$(417,277)	$1,589,458

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2018	$630	$384,713	$(16,911)	$1,571,847	$(417,277)	$1,523,002
Cumulative-effect adjustment- ASU 2018-07 adoption*	—	—	—	(444)	—	(444)
Common shares issued for compensation and effect of shares reissued to stock purchase plan	—	832	—	—	—	832
Share-based compensation	—	2,309	—	—	—	2,309
Net effect of restricted and performance shares issued	1	(2,673)	—	—	—	(2,672)
Dividends to shareholders	—	—	—	(49,992)	—	(49,992)
Other comprehensive income (loss)	—	—	56,045	—	—	56,045
Net income	—	—	—	60,378	—	60,378
Balance at September 30, 2019	$631	$385,181	$39,134	$1,581,789	$(417,277)	$1,589,458
* See Note 1 for discussion of accounting guidance adopted during the period.
Continued on the following page.

Continued from the previous page.
	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance at July 1, 2018	$630	$383,001	$(16,143)	$1,625,137	$(418,009)	$1,574,616
Common shares issued for compensation and effect of shares reissued to stock purchase plan	—	34	—	—	—	34
Share-based compensation	—	1,604	—	—	—	1,604
Net effect of restricted and performance shares issued	—	(1)	—	—	—	(1)
Dividends to shareholders	—	—	—	(16,622)	—	(16,622)
Other comprehensive income (loss)	—	—	(3,964)	—	—	(3,964)
Net income	—	—	—	31,228	—	31,228
Balance at September 30, 2018	$630	$384,638	$(20,107)	$1,639,743	$(418,009)	$1,586,895

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2017	$628	$383,077	$14,911	$1,614,186	$(418,007)	$1,594,795
Cumulative-effect adjustment- ASU 2016-01 adoption	—	—	—	8,334	—	8,334
Cumulative-effect adjustment- ASU 2018-02 adoption	—	—	3,416	(3,416)	—	—
Common shares issued for compensation and effect of shares reissued to stock purchase plan	—	1,350	—	—	(2)	1,348
Share-based compensation	—	4,083	—	—	—	4,083
Net effect of restricted and performance shares issued	2	(3,872)	—	—	—	(3,870)
Dividends to shareholders	—	—	—	(50,868)	—	(50,868)
Other comprehensive income (loss)	—	—	(38,434)	—	—	(38,434)
Net income	—	—	—	71,507	—	71,507
Balance at September 30, 2018	$630	$384,638	$(20,107)	$1,639,743	$(418,009)	$1,586,895

See accompanying notes.

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
Revenues
Net premiums earned	$215,788	$206,070	$633,086	$616,819
Net investment income	23,681	23,266	70,038	67,677
Equity in earnings (loss) of unconsolidated subsidiaries	(1,277)	5,228	(7,240)	12,247
Net realized investment gains (losses):
OTTI losses	(66)	(86)	(202)	(490)
Portion of OTTI losses recognized in other comprehensive income before taxes	36	—	124	—
Net impairment losses recognized in earnings	(30)	(86)	(78)	(490)
Other net realized investment gains (losses)	1,164	12,459	47,142	3,141
Total net realized investment gains (losses)	1,134	12,373	47,064	2,651
Other income	2,548	2,388	7,419	7,155
Total revenues	241,874	249,325	750,367	706,549
Expenses
Net losses and loss adjustment expenses	161,614	147,605	489,808	439,120
Underwriting, policy acquisition and operating expenses
Operating expense	32,778	35,213	100,729	101,634
DPAC amortization	29,083	26,631	85,231	77,178
Segregated portfolio cells dividend expense (income)	3,621	5,255	1,375	9,787
Interest expense	4,274	3,599	12,850	11,262
Total expenses	231,370	218,303	689,993	638,981
Income before income taxes	10,504	31,022	60,374	67,568
Provision for income taxes
Current expense (benefit)	3,013	(1,637)	4,864	(4,140)
Deferred expense (benefit)	(9,702)	1,431	(4,868)	201
Total income tax expense (benefit)	(6,689)	(206)	(4)	(3,939)
Net income	17,193	31,228	60,378	71,507
Other comprehensive income (loss), after tax, net of reclassification adjustments	7,405	(3,964)	56,045	(38,434)
Comprehensive income (loss)	$24,598	$27,264	$116,423	$33,073
Earnings per share
Basic	$0.32	$0.58	$1.12	$1.33
Diluted	$0.32	$0.58	$1.12	$1.33
Weighted average number of common shares outstanding:
Basic	53,762	53,620	53,732	53,585
Diluted	53,856	53,773	53,831	53,735
Cash dividends declared per common share	$0.31	$0.31	$0.93	$0.93
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended September 30
	2019	2018
Operating Activities
Net income	$60,378	$71,507
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net of accretion	14,073	16,544
(Increase) decrease in cash surrender value of BOLI	(1,557)	(1,525)
Net realized investment (gains) losses	(47,064)	(2,651)
Share-based compensation	2,323	4,145
Deferred income tax expense (benefit)	(4,868)	201
Policy acquisition costs, net of amortization (net deferral)	(3,983)	(5,989)
Equity in (earnings) loss of unconsolidated subsidiaries	7,240	(12,247)
Distributed earnings from unconsolidated subsidiaries	11,690	23,906
Other	2,026	490
Other changes in assets and liabilities:
Premiums receivable	(22,478)	(45,602)
Reinsurance related assets and liabilities	(27,185)	5,741
Other assets	(3,552)	(1,961)
Reserve for losses and loss adjustment expenses	95,928	51,446
Unearned premiums	44,049	46,114
Other liabilities	1,783	(3,725)
Net cash provided (used) by operating activities	128,803	146,394
Investing Activities
Purchases of:
Fixed maturities, available for sale	(553,186)	(717,119)
Fixed maturities, trading	(6,339)	(33,086)
Equity investments	(74,649)	(169,160)
Other investments	(24,088)	(22,557)
Funding of qualified affordable housing project tax credit partnerships	(322)	(74)
Investment in unconsolidated subsidiaries	(53,630)	(54,496)
Proceeds from sales or maturities of:
Fixed maturities, available for sale	416,805	809,095
Equity investments	149,720	138,423
Other investments	24,583	21,853
Return of invested capital from unconsolidated subsidiaries	35,902	48,545
Net sales or maturities (purchases) of short-term investments	37,975	227,513
Unsettled security transactions, net change	15,211	(4,273)
Purchases of capital assets	(7,133)	(7,672)
Repayments (advances) under Syndicate Credit Agreement	13,450	(878)
Other	(16)	(1,331)
Net cash provided (used) by investing activities	(25,717)	234,783
Continued on the following page.

	Nine Months Ended September 30
	2019	2018
Continued from the previous page.
Financing Activities
Repayments under Revolving Credit Agreement	—	(123,000)
Repayments of Mortgage Loans	(1,086)	(1,047)
Dividends to shareholders	(76,574)	(299,894)
Capital contribution received from (return of capital to) external segregated portfolio cell participants	(983)	(267)
Other	(2,703)	(3,905)
Net cash provided (used) by financing activities	(81,346)	(428,113)
Increase (decrease) in cash and cash equivalents	21,740	(46,936)
Cash and cash equivalents at beginning of period	80,471	134,495
Cash and cash equivalents at end of period	$102,211	$87,559
Significant Non-Cash Transactions
Dividends declared and not yet paid	$16,677	$16,622
Operating ROU assets obtained in exchange for operating lease liabilities	$3,729	$—

See accompanying notes.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2019

1. Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of ProAssurance Corporation and its consolidated subsidiaries (ProAssurance, PRA or the Company). The financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring adjustments, have been included. ProAssurance’s results for the nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes contained in ProAssurance’s December 31, 2018 report on Form 10-K. In connection with its preparation of the Condensed Consolidated Financial Statements, ProAssurance evaluated events that occurred subsequent to September 30, 2019 for recognition or disclosure in its financial statements and notes to financial statements.
ProAssurance operates in five reportable segments as follows: Specialty P&C, Workers' Compensation Insurance, Segregated Portfolio Cell Reinsurance, Lloyd's Syndicates and Corporate. For more information on the Company's segment reporting, including the nature of products and services provided and financial information by segment, refer to Note 14.
Other Liabilities
Other liabilities consisted of the following:

(In thousands)	September 30, 2019	December 31, 2018
SPC dividends payable	$56,417	$53,604
Unpaid shareholder dividends	16,677	43,446
All other	119,975	102,245
Total other liabilities	$193,069	$199,295

SPC dividends payable represents the undistributed equity contractually payable to the external cell participants of SPCs operated by ProAssurance's Cayman Islands subsidiaries, Inova Re and Eastern Re.
Unpaid dividends represent common stock dividends declared by ProAssurance's Board that had not yet been paid as of September 30, 2019. Unpaid dividends at December 31, 2018 included a special dividend declared in the fourth quarter of 2018 that was paid in January 2019.
Accounting Policies
Except as added below, the significant accounting policies followed by ProAssurance in making estimates that materially affect financial reporting are summarized in Note 1 of the Notes to Consolidated Financial Statements in ProAssurance’s December 31, 2018 report on Form 10-K.
Due to the adoption of ASU 2016-02 at the beginning of 2019, ProAssurance began following the accounting policy described below:
Leases
ProAssurance is involved in a number of leases, primarily for office facilities. The Company determines if an arrangement is a lease at the inception date of the contract and classifies all leases as either financing or operating. Operating leases are included in operating lease ROU assets and operating lease liabilities on the Condensed Consolidated Balance Sheet as of September 30, 2019. The ROU asset represents the right to use the underlying asset for the lease term. As of September 30, 2019, ProAssurance has no leases that are classified as financing leases.
Operating ROU assets and operating lease liabilities are initially recognized as of the lease commencement date based on the present value of the remaining lease payments, discounted over the term of the lease using a discount rate determined based on information available as of the commencement date. As the majority of ProAssurance's lessors do not provide an implicit discount rate, the Company uses its collateralized incremental borrowing rate in determining the present value of remaining lease payments. Due to the adoption of ASU 2016-02 (see further discussion that follows), the Company used its collateralized incremental borrowing rate as of January 1, 2019 for operating leases that commenced prior to that date. Subsequent to the initial recognition, the operating ROU asset is amortized over the lease term on a straight-line basis as operating lease expense which is included as a component of operating expense on the Condensed Consolidated Statements of Income and

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2019

Comprehensive Income for the three and nine months ended September 30, 2019 and 2018. Leases with an initial term of twelve months or less are considered short-term and are not recorded on the Condensed Consolidated Balance Sheet; lease expense for these leases is also recognized on a straight-line basis over the lease term. Additionally, for leases entered into or reassessed after the adoption of ASU 2016-02, ProAssurance accounts for lease and non-lease components of a contract as a single lease component.
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
Premium Amortization on Purchased Callable Debt Securities (ASU 2017-08)
Effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, the FASB issued guidance that will require the premium for certain callable debt securities to be amortized over a shorter period than is currently required. Currently, amortization is permitted over the contractual life of the instrument, and the guidance shortens the amortization to the earliest call date. The purpose of the guidance is to more closely align the amortization period of premiums to expectations incorporated in market pricing on the underlying securities. ProAssurance adopted the guidance as of January 1, 2019. As ProAssurance amortizes the premium on callable debt securities to the earliest call date, adoption of the guidance had no material effect on ProAssurance’s results of operations, financial position or cash flows.
Derivatives and Hedging (ASU 2017-12)
Effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, the FASB issued guidance to improve financial reporting of hedging relationships to better portray the entity's risk management activities in the consolidated financial statements. The new guidance eliminates the requirement to separately measure and report hedge ineffectiveness and requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. ProAssurance adopted the guidance as of January 1, 2019. ProAssurance's derivative instrument at September 30, 2019 is not designated as a hedging instrument; therefore, adoption had no effect on ProAssurance's results of operations, financial position or cash flows.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2019

Improvements to Nonemployee Share-Based Payment Accounting (ASU 2018-07)
Effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, the FASB issued guidance which reduces the complexity in accounting for nonemployee share-based payment awards. The new guidance substantially aligns the accounting for nonemployee share-based payment awards with the accounting guidance for employee share-based payment awards with certain exceptions, including the inputs used in estimating the fair value of the nonemployee awards and the period of time and pattern of expense recognition. ProAssurance adopted the guidance as of January 1, 2019 using a modified retrospective application and recorded a cumulative-effect adjustment of approximately $0.4 million to beginning retained earnings in the Condensed Consolidated Statement of Changes in Capital for the nine months ended September 30, 2019. Adoption had no material effect on ProAssurance's results of operations, financial position or cash flows.
Derivatives and Hedging - Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap as a Benchmark Interest Rate for Hedge Accounting Purposes (ASU 2018-16)
Effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years, the FASB issued new guidance that permits the use of the Overnight Index Swap Rate based on the Secured Financing Rate as a U.S. benchmark interest rate for hedge accounting purposes. ProAssurance adopted the guidance as of January 1, 2019. As of September 30, 2019, ProAssurance's derivative instrument is not designated as a hedging instrument; therefore, adoption had no effect on ProAssurance's results of operations, financial position or cash flows.
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
September 30, 2019

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
Targeted Improvements to Related Party Guidance for VIEs (ASU 2018-17)
Effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, the FASB amended guidance which improves the consistency of the application of the VIE guidance for common control arrangements. The amended guidance requires an entity to consider indirect interests held through related parties under common control on a proportional basis rather than as the equivalent of a direct interest in its entirety when determining whether a decision-making fee is a variable interest. ProAssurance plans to adopt the guidance beginning January 1, 2020. As of September 30, 2019 ProAssurance does not have any material indirect interests held through related parties under common control; therefore, adoption is not expected to have a material effect on ProAssurance’s results of operations, financial position or cash flows.
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
September 30, 2019

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

Fair values of assets measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018 are shown in the following tables. Where applicable, the tables also indicate the fair value hierarchy of the valuation techniques utilized to determine those fair values. For some assets, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. When this is the case, the asset is categorized based on the level of the most significant input to the fair value measurement. Assessments of the significance of a particular input to the fair value measurement require judgment and consideration of factors specific to the assets being valued.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2019

	September 30, 2019
	Fair Value Measurements Using			Total
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Fixed maturities, available for sale
U.S. Treasury obligations	$—	$120,920	$—	$120,920
U.S. Government-sponsored enterprise obligations	—	22,334	—	22,334
State and municipal bonds	—	293,397	—	293,397
Corporate debt, multiple observable inputs	—	1,344,542	—	1,344,542
Corporate debt, limited observable inputs	—	—	4,107	4,107
Residential mortgage-backed securities	—	201,843	—	201,843
Agency commercial mortgage-backed securities	—	10,182	—	10,182
Other commercial mortgage-backed securities	—	71,411	1,126	72,537
Other asset-backed securities	—	227,653	4,020	231,673
Fixed maturities, trading	—	45,295	—	45,295
Equity investments
Financial	60,565	—	—	60,565
Utilities/Energy	42,074	—	—	42,074
Consumer oriented	41,307	—	—	41,307
Industrial	40,880	—	—	40,880
Bond funds	164,399	—	—	164,399
All other	38,021	—	—	38,021
Short-term investments	229,787	41,049	—	270,836
Other investments	18	32,598	1,517	34,133
Other assets	—	675	—	675
Total assets categorized within the fair value hierarchy	$617,051	$2,411,899	$10,770	3,039,720
Assets carried at NAV, which approximates fair value and which are not categorized within the fair value hierarchy, reported as a part of:
Equity investments				21,854
Investment in unconsolidated subsidiaries				274,517
Total assets at fair value				$3,336,091

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2019

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

The fair values for securities included in the Level 2 category, with the few exceptions described below, were developed by one of several third party, nationally recognized pricing services, including services that price only certain types of securities. Each service uses complex methodologies to determine values for securities and subject the values they develop to quality control reviews. Management selected a primary source for each type of security in the portfolio and reviewed the values provided for reasonableness by comparing data to alternate pricing services and to available market and trade data. Values that appeared inconsistent were further reviewed for appropriateness. Any value that did not appear reasonable was discussed with the service that provided the value and adjusted, if necessary. There were no material changes to the values supplied by the pricing services during the three and nine months ended September 30, 2019.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2019

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
September 30, 2019

Level 3 Valuations
Below is a summary description of the valuation methodologies used as well as quantitative information regarding securities in the Level 3 category, by security type:
Level 3 Valuation Methodologies
Corporate debt, limited observable inputs consisted of corporate bonds valued using dealer quotes for similar securities or discounted cash flow models using yields currently available for similar securities. Similar securities are defined as securities of comparable credit quality that have like terms and payment features. Assessments of credit quality were based on NRSRO ratings, if available, or were determined by management if not available. At September 30, 2019, 57% of the securities were rated and the average rating was BBB+. At December 31, 2018, 54% of the securities were rated and the average rating was BBB+.
Other commercial mortgage-backed and other asset-backed securities consisted of securitizations of receivables valued using dealer quotes for similar securities or discounted cash flow models using yields currently available for similar securities. Similar securities are defined as securities of comparable credit quality that have like terms and payment features. Assessments of credit quality were based on NRSRO ratings, if available, or were subjectively determined by management if not available. At September 30, 2019, 42% of the securities were rated and the average rating was AA-. At December 31, 2018, 25% of the securities were rated and the average rating was AAA.
Other investments consisted of convertible securities for which limited observable inputs were available at September 30, 2019 and December 31, 2018. The securities were valued internally based on expected cash flows, including the expected final recovery, discounted at a yield that considered the lack of liquidity and the financial status of the issuer.
Quantitative Information Regarding Level 3 Valuations

	Fair Value at
($ in thousands)	September 30, 2019	December 31, 2018	Valuation Technique	Unobservable Input	Range (Weighted Average)
Assets:
Corporate debt, limited observable inputs	$4,107	$4,322	Market Comparable Securities	Comparability Adjustment	0% - 5% (2.5%)
			Discounted Cash Flows	Comparability Adjustment	0% - 5% (2.5%)
Other commercial mortgage-backed securities	$1,126	—	Market Comparable Securities	Comparability Adjustment	0% - 5% (2.5%)
			Discounted Cash Flows	Comparability Adjustment	0% - 5% (2.5%)
Other asset-backed securities	$4,020	$3,850	Market Comparable Securities	Comparability Adjustment	0% - 5% (2.5%)
			Discounted Cash Flows	Comparability Adjustment	0% - 5% (2.5%)
Other investments	$1,517	$3	Discounted Cash Flows	Comparability Adjustment	0% - 10% (5%)

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
September 30, 2019

Fair Value Measurements - Level 3 Assets
The following tables (the Level 3 Tables) present summary information regarding changes in the fair value of assets measured at fair value using Level 3 inputs.

	September 30, 2019
	Level 3 Fair Value Measurements – Assets
(In thousands)	Corporate Debt	Asset-backed Securities	Other investments	Total
Balance June 30, 2019	$2,304	$4,163	$624	$7,091
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Net investment income	—	(23)	—	(23)
Net realized investment gains (losses)	—	—	2	2
Included in other comprehensive income	74	14	—	88
Purchases	1,545	—	1,296	2,841
Sales	(1,566)	(24)	—	(1,590)
Transfers in	1,750	1,016	—	2,766
Transfers out	—	—	(405)	(405)
Balance September 30, 2019	$4,107	$5,146	$1,517	$10,770
Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets held at period-end	$—	$—	$2	$2

	September 30, 2019
	Level 3 Fair Value Measurements – Assets
(In thousands)	Corporate Debt	Asset-backed Securities	Other investments	Total
Balance December 31, 2018	$4,322	$3,850	$3	$8,175
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Net investment income	2	(163)	—	(161)
Net realized investment gains (losses)	—	—	35	35
Included in other comprehensive income	85	224	—	309
Purchases	2,850	—	1,466	4,316
Sales	(3,702)	(30)	—	(3,732)
Transfers in	1,750	2,216	418	4,384
Transfers out	(1,200)	(951)	(405)	(2,556)
Balance September 30, 2019	$4,107	$5,146	$1,517	$10,770
Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets held at period-end	$—	$—	$35	$35

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2019

	September 30, 2018
	Level 3 Fair Value Measurements – Assets
(In thousands)	Corporate Debt	Asset-backed Securities	Other investments	Total
Balance June 30, 2018	$8,380	$9,420	$5	$17,805
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Net investment income	(37)	1	—	(36)
Net realized investment gains (losses)	—	—	1	1
Included in other comprehensive income	(12)	15	—	3
Purchases	2,000	—	—	2,000
Sales	(926)	—	—	(926)
Transfers in	—	—	—	—
Transfers out	—	(2,277)	—	(2,277)
Balance September 30, 2018	$9,405	$7,159	$6	$16,570
Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets held at period-end	$—	$—	$1	$1

	September 30, 2018
	Level 3 Fair Value Measurements – Assets
(In thousands)	Corporate Debt	Asset-backed Securities	Other investments	Total
Balance December 31, 2017	$13,703	$4,986	$409	$19,098
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Net investment income	(111)	2	—	(109)
Net realized investment gains (losses)	(8)	—	(37)	(45)
Included in other comprehensive income	(140)	(126)	—	(266)
Purchases	8,005	16,678	—	24,683
Sales	(5,475)	(185)	(366)	(6,026)
Transfers in	2,627	—	—	2,627
Transfers out	(9,196)	(14,196)	—	(23,392)
Balance September 30, 2018	$9,405	$7,159	$6	$16,570
Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets held at period-end	$—	$—	$(37)	$(37)

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2019

Transfers
Transfers shown in the preceding Level 3 tables were as of the end of the quarter in which the transfer occurred. All transfers were to or from Level 2.
All transfers during the three and nine months ended September 30, 2019 and 2018 related to securities held for which the level of market activity for identical or nearly identical securities varies from period to period. The securities were valued using multiple observable inputs when those inputs were available; otherwise the securities were valued using limited observable inputs.
Fair Values Not Categorized
At September 30, 2019 and December 31, 2018, certain LPs/LLCs and investment funds measure fund assets at fair value on a recurring basis and provide a NAV for ProAssurance's interest. The carrying value of these interests is based on the NAV provided and was considered to approximate the fair value of the interests. For investment in unconsolidated subsidiaries, ProAssurance recognizes any changes in the NAV of its interests in equity in earnings (loss) of unconsolidated subsidiaries during the period of change. In accordance with GAAP, the fair value of these investments was not classified within the fair value hierarchy. The amount of ProAssurance's unfunded commitments related to these investments as of September 30, 2019 and fair values of these investments as of September 30, 2019 and December 31, 2018 were as follows:

	Unfunded Commitments	Fair Value
(In thousands)	September 30, 2019	September 30, 2019	December 31, 2018
Equity investments:
Mortgage fund (1)	None	$21,854	$20,292
Investment in unconsolidated subsidiaries:
Private debt funds (2)	$16,869	14,651	18,196
Long equity fund (3)	None	4,787	6,561
Long/short equity funds (4)	None	29,808	28,805
Non-public equity funds (5)	$77,188	124,759	114,811
Multi-strategy fund of funds (6)	None	9,739	9,322
Credit funds (7)	$2,216	41,889	29,164
Long/short commodities fund (8)	None	14,329	12,958
Strategy focused funds (9)	$46,945	34,555	48,619
		274,517	268,436
Total investments carried at NAV		$296,371	$288,728
Below is additional information regarding each of the investments listed in the table above as of September 30, 2019.

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
September 30, 2019

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
Nonrecurring Fair Value Measurement
At September 30, 2019 and December 31, 2018, ProAssurance did not have any assets or liabilities that were measured at fair value on a nonrecurring basis.
Financial Instruments - Methodologies Other Than Fair Value
The following table provides the estimated fair value of the Company's financial instruments that, in accordance with GAAP for the type of investment, are measured using a methodology other than fair value. Fair values provided primarily fall within the Level 3 fair value category.

	September 30, 2019		December 31, 2018
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
BOLI	$65,653	$65,653	$64,096	$64,096
Other investments	$2,916	$2,916	$2,943	$2,943
Other assets	$27,880	$27,885	$35,921	$35,468
Financial liabilities:
Senior notes due 2023*	$250,000	$272,735	$250,000	$264,810
Mortgage Loans*	$37,978	$37,978	$39,064	$39,064
Other liabilities	$25,014	$25,014	$21,300	$21,300
* Carrying value excludes unamortized debt issuance costs.

The fair value of the BOLI was equal to the cash surrender value associated with the policies on the valuation date.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2019

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
Other assets and other liabilities primarily consisted of related investment assets and liabilities associated with funded deferred compensation agreements. The fair value of the funded deferred compensation assets was based upon quoted market prices, which is categorized as a Level 1 valuation, and had a fair value of $25.2 million and $24.1 million at September 30, 2019 and December 31, 2018, respectively. The deferred compensation liabilities are adjusted to match the fair value of the deferred compensation assets. Other assets also included a secured note receivable and unsecured note receivable under two separate line of credit agreements. Fair value of these notes receivable was based on the present value of expected cash flows from the notes receivable, discounted at market rates on the valuation date for receivables with similar credit standings and similar payment structures.
The fair value of the debt was estimated based on the present value of expected future cash outflows, discounted at rates available on the valuation date for similar debt issued by entities with a similar credit standing to ProAssurance.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2019

3. Investments
Available-for-sale fixed maturities at September 30, 2019 and December 31, 2018 included the following:

	September 30, 2019
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities, available for sale
U.S. Treasury obligations	$118,938	$2,095	$113	$120,920
U.S. Government-sponsored enterprise obligations	22,195	147	8	22,334
State and municipal bonds	282,398	11,093	94	293,397
Corporate debt	1,318,250	33,313	2,914	1,348,649
Residential mortgage-backed securities	199,386	2,980	523	201,843
Agency commercial mortgage-backed securities	9,926	274	18	10,182
Other commercial mortgage-backed securities	70,579	2,061	103	72,537
Other asset-backed securities	229,368	2,351	46	231,673
	$2,251,040	$54,314	$3,819	$2,301,535

	December 31, 2018
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities, available for sale
U.S. Treasury obligations	$121,274	$331	$1,404	$120,201
U.S. Government-sponsored enterprise obligations	35,758	25	429	35,354
State and municipal bonds	289,544	4,877	649	293,772
Corporate debt	1,244,577	3,328	24,430	1,223,475
Residential mortgage-backed securities	184,463	814	4,039	181,238
Agency commercial mortgage-backed securities	13,296	12	200	13,108
Other commercial mortgage-backed securities	31,330	38	375	30,993
Other asset-backed securities	196,583	254	1,180	195,657
	$2,116,825	$9,679	$32,706	$2,093,798

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2019

The recorded cost basis and estimated fair value of available-for-sale fixed maturities at September 30, 2019, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total Fair Value
Fixed maturities, available for sale
U.S. Treasury obligations	$118,938	$20,157	$79,402	$20,928	$433	$120,920
U.S. Government-sponsored enterprise obligations	22,195	2,498	6,005	13,683	148	22,334
State and municipal bonds	282,398	12,027	119,996	128,137	33,237	293,397
Corporate debt	1,318,250	152,152	783,362	379,830	33,305	1,348,649
Residential mortgage-backed securities	199,386					201,843
Agency commercial mortgage-backed securities	9,926					10,182
Other commercial mortgage-backed securities	70,579					72,537
Other asset-backed securities	229,368					231,673
	$2,251,040					$2,301,535

Excluding obligations of the U.S. Government, U.S. Government-sponsored enterprises and a U.S. Government obligations money market fund, no investment in any entity or its affiliates exceeded 10% of shareholders’ equity at September 30, 2019.
Cash and securities with a carrying value of $45.4 million at September 30, 2019 were on deposit with various state insurance departments to meet regulatory requirements.
As a member of Lloyd's and a capital provider to Syndicate 1729 and Syndicate 6131, ProAssurance is required to maintain capital at Lloyd's, referred to as FAL. At September 30, 2019, ProAssurance's FAL was comprised of available-for-sale fixed maturities with a fair value of $124.6 million and cash and cash equivalents of $10.1 million on deposit with Lloyd's in order to satisfy these FAL requirements.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2019

Investments Held in a Loss Position
The following tables provide summarized information with respect to investments held in an unrealized loss position at September 30, 2019 and December 31, 2018, including the length of time the investment had been held in a continuous unrealized loss position.

	September 30, 2019
	Total		Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Loss	Value	Loss	Value	Loss
Fixed maturities, available for sale
U.S. Treasury obligations	$36,227	$113	$14,341	$54	$21,886	$59
U.S. Government-sponsored enterprise obligations	5,492	8	—	—	5,492	8
State and municipal bonds	15,047	94	11,582	90	3,465	4
Corporate debt	171,938	2,914	87,163	1,530	84,775	1,384
Residential mortgage-backed securities	74,952	523	30,959	81	43,993	442
Agency commercial mortgage-backed securities	531	18	212	—	319	18
Other commercial mortgage-backed securities	8,950	103	5,081	87	3,869	16
Other asset-backed securities	37,152	46	16,362	13	20,790	33
	$350,289	$3,819	$165,700	$1,855	$184,589	$1,964

	December 31, 2018
	Total		Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Loss	Value	Loss	Value	Loss
Fixed maturities, available for sale
U.S. Treasury obligations	$97,969	$1,405	$20,221	$119	$77,748	$1,286
U.S. Government-sponsored enterprise obligations	33,677	429	20,479	126	13,198	303
State and municipal bonds	63,094	648	30,924	143	32,170	505
Corporate debt	938,651	24,429	447,891	8,804	490,760	15,625
Residential mortgage-backed securities	157,120	4,039	27,311	209	129,809	3,830
Agency commercial mortgage-backed securities	9,822	200	4,566	22	5,256	178
Other commercial mortgage-backed securities	22,924	375	13,348	164	9,576	211
Other asset-backed securities	142,470	1,181	70,218	236	72,252	945
	$1,465,727	$32,706	$634,958	$9,823	$830,769	$22,883

As of September 30, 2019, excluding U.S. Government or U.S. Government-sponsored enterprise obligations, there were 291 debt securities (13.4% of all available-for-sale fixed maturity securities held) in an unrealized loss position representing 220 issuers. The greatest and second greatest unrealized loss positions among those securities were each approximately $0.2 million. The securities were evaluated for OTTI as of September 30, 2019.
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
September 30, 2019

Each quarter, ProAssurance performs a detailed analysis for the purpose of assessing whether any of the securities it holds in an unrealized loss position has suffered an OTTI. A detailed discussion of the factors considered in the assessment is included in Note 1 of the Notes to Consolidated Financial Statements included in ProAssurance's December 31, 2018 Form 10-K.
Fixed maturity securities held in an unrealized loss position at September 30, 2019, excluding asset-backed securities, have paid all scheduled contractual payments and are expected to continue doing so. Expected future cash flows of asset-backed securities, excluding those issued by GNMA, FNMA and FHLMC, held in an unrealized loss position were estimated as part of the September 30, 2019 OTTI evaluation using the most recently available six-month historical performance data for the collateral (loans) underlying the security or, if historical data was not available, sector based assumptions, and equaled or exceeded the current amortized cost basis of the security.
Other information regarding sales and purchases of fixed maturity available-for-sale securities is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(In millions)	2019	2018	2019	2018
Proceeds from sales (exclusive of maturities and paydowns)	$21.9	$61.3	$115.2	$556.3
Purchases	$202.3	$164.6	$553.2	$717.1

Equity Investments
ProAssurance's equity investments are carried at fair value with changes in fair value recognized in income as a component of net realized investment gains (losses) during the period of change. Equity investments on the Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018 primarily included stocks, bond funds and investment funds.
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
Net Investment Income
Net investment income by investment category was as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2019	2018	2019	2018
Fixed maturities	$18,362	$17,228	$54,154	$51,814
Equities	3,942	5,687	13,755	15,553
Short-term investments, including Other	2,012	1,330	5,466	3,968
BOLI	645	621	1,557	1,525
Investment fees and expenses	(1,280)	(1,600)	(4,894)	(5,183)
Net investment income	$23,681	$23,266	$70,038	$67,677

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2019

Investment in Unconsolidated Subsidiaries
ProAssurance's investment in unconsolidated subsidiaries were as follows:

	September 30, 2019	Carrying Value
(In thousands)	Percentage Ownership	September 30, 2019	December 31, 2018
Qualified affordable housing project tax credit partnerships	See below	$50,989	$65,677
Other tax credit partnerships	See below	2,570	3,757
All other investments, primarily investment fund LPs/LLCs	See below	313,047	298,323
		$366,606	$367,757

Qualified affordable housing project tax credit partnership interests held by ProAssurance generate investment returns by providing tax benefits to fund investors in the form of tax credits and project operating losses. The carrying value of these investments reflects ProAssurance's total commitments (both funded and unfunded) to the partnerships, less any amortization. ProAssurance's ownership percentage relative to two of the tax credit partnership interests is almost 100%; these interests had a carrying value of $19.1 million at September 30, 2019 and $25.0 million at December 31, 2018. ProAssurance's ownership percentage relative to the remaining tax credit partnership interests is less than 20%; these interests had a carrying value of $31.9 million at September 30, 2019 and $40.7 million at December 31, 2018. Since ProAssurance has the ability to exert influence over the partnerships but does not control them, all are accounted for using the equity method. See further discussion of the entities in which ProAssurance holds passive interests in Note 12.
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
ProAssurance holds interests in investment fund LPs/LLCs and other equity method investments and LPs/LLCs which are not considered to be investment funds. ProAssurance's ownership percentage relative to two of the LPs/LLCs is greater than 25%, which is expected to be reduced as the funds mature and other investors participate in the funds; these investments had a carrying value of $37.9 million at September 30, 2019 and $25.9 million at December 31, 2018. ProAssurance's ownership percentage relative to the remaining investments and LPs/LLCs is less than 25%; these interests had a carrying value of $275.1 million at September 30, 2019 and $272.4 million at December 31, 2018. ProAssurance does not have the ability to exert control over any of these funds.
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

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2019	2018	2019	2018
Qualified affordable housing project tax credit partnerships
Losses recorded	$5,077	$4,661	$14,674	$14,373
Tax credits recognized	$4,531	$4,618	$13,594	$13,855

Historic tax credit partnerships
Losses recorded	$695	$1,394	$1,187	$4,776
Tax credits recognized	$103	$570	$309	$1,925

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2019

Net Realized Investment Gains (Losses)
Realized investment gains and losses are recognized on the first-in, first-out basis. The following table provides detailed information regarding net realized investment gains (losses):

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2019	2018	2019	2018
Total OTTI losses:
Corporate debt	$(66)	$(86)	$(202)	$(490)
Portion of OTTI losses recognized in other comprehensive income before taxes:
Corporate debt	36	—	124	—
Net impairment losses recognized in earnings	(30)	(86)	(78)	(490)
Gross realized gains, available-for-sale fixed maturities	654	690	2,028	5,592
Gross realized (losses), available-for-sale fixed maturities	(124)	(1,400)	(493)	(5,172)
Net realized gains (losses), trading fixed maturities	8	(28)	(18)	(100)
Net realized gains (losses), equity investments	2,451	4,689	13,459	17,395
Net realized gains (losses), other investments	397	561	974	1,652
Change in unrealized holding gains (losses), trading fixed maturities	278	(42)	753	(261)
Change in unrealized holding gains (losses), equity investments	(2,157)	7,996	27,775	(15,104)
Change in unrealized holding gains (losses), convertible securities, carried at fair value	(408)	(260)	2,597	(1,126)
Other	65	253	67	265
Net realized investment gains (losses)	$1,134	$12,373	$47,064	$2,651

For the three and nine months ended September 30, 2019, ProAssurance recognized a nominal amount of both credit related OTTI in earnings and non-credit OTTI in OCI, both of which related to a corporate bond. ProAssurance recognized OTTI in earnings of $0.1 million and $0.5 million during the three and nine months ended September 30, 2018, respectively, related to debt instruments from two issuers in the energy sector.
The following table presents a roll forward of cumulative credit losses recorded in earnings related to impaired debt securities for which a portion of the OTTI was recorded in OCI.

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2019	2018	2019	2018
Balance beginning of period	$142	$1,313	$93	$1,313
Additional credit losses recognized during the period, related to securities for which:
No OTTI has been previously recognized	—	—	49	—
OTTI has been previously recognized	30	—	30	—
Reductions due to:
Securities sold during the period (realized)	—	(1,220)	—	(1,220)
Balance September 30	$172	$93	$172	$93

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2019

4. Retroactive Insurance Contracts
ProAssurance offers custom alternative risk solutions including loss portfolio transfers for healthcare entities who, most commonly, are exiting a line of business, changing an insurance approach or simply preferring to transfer risk. A loss portfolio transfer is a form of retroactive insurance coverage as the Company is assuming and accepting an entity’s existing open and future claim liabilities through the transfer of the entity’s loss reserves. If the contract includes both prospective (tail) coverage and retroactive coverage, ProAssurance bifurcates the provisions of the contract and accounts for each component separately. Retroactive and prospective (tail) coverages are fully written and earned as of the contract effective date. For additional information regarding ProAssurance's accounting policy for retroactive insurance contracts, see Note 1 of the Notes to Consolidated Financial Statements included in ProAssurance's December 31, 2018 report on Form 10-K.
During the third quarter of 2019, ProAssurance entered into a loss portfolio transfer with a regional hospital group to cover a specific inventory of existing claims as well as provide tail coverage. During the second quarter of 2018, ProAssurance entered into a loss portfolio transfer with a large healthcare organization to also cover a specific inventory of existing claims as well as provide tail coverage. The impact of each of these loss portfolio transfers on the Condensed Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2019 and 2018 is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(In millions)	2019	2018	2019	2018
Retroactive coverage	$0.9	$—	$0.9	$18.7
Prospective (tail) coverage	1.8	—	1.8	7.9
Net premiums earned	$2.7	$—	$2.7	$26.6

Net losses and loss adjustment expenses	$2.1	$—	$2.1	$25.4

For the loss portfolio transfer entered into during the second quarter of 2018, ProAssurance recorded a deferred gain of $0.6 million in the reserve for losses and loss adjustment expenses on the Condensed Consolidated Balance Sheet at June 30, 2018 representing the excess of premiums received over losses assumed related to the retroactive coverage which are amortized into earnings over the estimated claim payment period. Amortization of this deferred gain was insignificant during the three and nine months ended September 30, 2019 and 2018.
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
ProAssurance had a receivable for federal and U.K. income taxes carried as a part of other assets of $1.8 million at September 30, 2019 and $3.5 million at December 31, 2018. The liability for unrecognized tax benefits, which is included in the total receivable for federal and U.K. income taxes, was $4.5 million and $4.2 million at September 30, 2019 and December 31, 2018, respectively, which included an accrued liability for interest of approximately $0.8 million and $0.6 million, respectively.
Tax Cuts and Jobs Act
ProAssurance recognized a nominal amount of tax expense related to the GILTI provision of the TCJA during the three and nine months ended September 30, 2019. ProAssurance has not recognized any incremental tax expense related to the BEAT provision of the TCJA during the three and nine months ended September 30, 2019. For additional information regarding ProAssurance's accounting for certain provisions of the TCJA, see Note 6 of the Notes to Consolidated Financial Statements in ProAssurance's December 31, 2018 report on Form 10-K.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2019

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

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2019

Activity in the reserve for losses and loss adjustment expenses is summarized as follows:

(In thousands)	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018	Year Ended December 31, 2018
Balance, beginning of year	$2,119,847	$2,048,381	$2,048,381
Less reinsurance recoverables on unpaid losses and loss adjustment expenses	343,820	335,585	335,585
Net balance, beginning of year	1,776,027	1,712,796	1,712,796
Net losses:
Current year*	532,020	506,269	685,326
Favorable development of reserves established in prior years, net	(42,212)	(67,149)	(92,116)
Total	489,808	439,120	593,210
Paid related to:
Current year	(69,419)	(69,881)	(117,268)
Prior years	(338,452)	(314,763)	(412,711)
Total paid	(407,871)	(384,644)	(529,979)
Net balance, end of period	1,857,964	1,767,272	1,776,027
Plus reinsurance recoverables on unpaid losses and loss adjustment expenses	357,811	332,555	343,820
Balance, end of period	$2,215,775	$2,099,827	$2,119,847
* Current year net losses for the nine months ended September 30, 2019 included incurred losses of $2.1 million related to a loss portfolio transfer entered into during 2019. Current year net losses for the nine months ended September 30, 2018 and year ended December 31, 2018 included incurred losses of $25.4 million related to a loss portfolio transfer entered into during 2018. For additional information regarding these loss portfolio transfers see Note 4.

The favorable loss development recognized in the nine months ended September 30, 2019 primarily reflected a lower than anticipated claims severity trend (i.e., the average size of a claim) for accident years 2012 through 2015. The favorable loss development recognized in the nine months ended September 30, 2018 primarily reflected a lower than anticipated claims severity trend for accident years 2011 through 2015. The favorable loss development recognized in the twelve months ended December 31, 2018 primarily reflected a lower than anticipated claims severity trend for accident years 2011 through 2014.
For additional information regarding ProAssurance's reserve for losses, see Note 1 and Note 8 of the Notes to Consolidated Financial Statements included in ProAssurance's December 31, 2018 report on Form 10-K.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2019

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
As a member of Lloyd's, ProAssurance is required to provide capital to support its Lloyd's Syndicates through 2019 of up to $200 million, referred to as FAL. The Board, through a non-binding resolution, extended this commitment through 2022. At September 30, 2019, ProAssurance's FAL was comprised of investment securities and cash and cash equivalents on deposit with Lloyd's with a carrying value of $134.7 million (see Note 3).
ProAssurance has issued an unconditional revolving credit agreement to the Premium Trust Fund of Syndicate 1729 for the purpose of providing working capital with permitted borrowings of £30.0 million. In January 2019, the Syndicate Credit Agreement was amended to extend the current maturity to December 31, 2020 and to implement an annual auto-renewal feature which allows for ProAssurance to elect to non-renew if notice is given at least 30 days prior to the next auto-renewal date, which is one year prior to the maturity date. Under the Syndicate Credit Agreement, advances bear interest at 3.8% annually and may be repaid at any time but are repayable upon demand after December 31, 2020, subject to extension through the auto-renewal feature. During the second quarter of 2019, Syndicate 1729 repaid £24.2 million (approximately $30.7 million based on June 30, 2019 exchange rates) of the balance outstanding. As of September 30, 2019, the unused commitment under this agreement approximated £28.4 million (approximately $34.9 million).
ProAssurance has entered into financial instrument transactions that may present off-balance sheet credit risk or market risk. These transactions include a short-term loan commitment and commitments to provide funding to non-public investment entities. Under the short-term loan commitment, ProAssurance has agreed to advance funds on a 30 day basis to a counterparty provided there is no violation of any condition established in the contract. As of September 30, 2019, ProAssurance had total funding commitments of approximately $252.5 million which primarily represented funding commitments related to non-public investment entities as well as the short-term loan commitment which included the amount at risk if the full short-term loan is extended and the counterparties default. However, the credit risk associated with the short-term loan commitment is minimal as the counterparties to the contract are highly rated commercial institutions and to-date have been performing in accordance with their contractual obligations.
In October 2018, ProAssurance entered into an agreement with a company to provide data analytics services for certain product lines within the Company's HCPL book of business. The agreement contains a minimum two year commitment with optional extension features for an annual fee of approximately $4.8 million per year with additional variable quarterly incentive fees based on service utilization metrics prescribed in the contract. ProAssurance incurred operating expense associated with this agreement of $1.4 million and $3.7 million during the three and nine months ended September 30, 2019, respectively, and as of September 30, 2019, the remaining commitment under this agreement was approximately $4.9 million.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2019

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
The following table provides a summary of the components of lease expense as well as the reporting location in the Condensed Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2019 and 2018.

(In thousands)	Location in the Condensed Consolidated Statements of Income and Comprehensive Income	Three Months Ended September 30		Nine Months Ended September 30
		2019	2018	2019	2018
Operating lease expense (1)	Operating expense	$1,184	$1,246	$3,112	$3,774
Sublease income (2)	Other income	(38)	(42)	(114)	(121)
Net lease expense		$1,146	$1,204	$2,998	$3,653
(1) Includes short-term lease costs and variable lease costs, if applicable. For the three and nine months ended September 30, 2019, no short-term lease costs were recognized and variable lease costs were nominal in amount. For the three and nine months ended September 30, 2018, short-term lease costs and variable lease costs were each nominal in amount.

(2) Sublease income excludes rental income from owned properties of $0.7 million and $1.9 million during the three and nine months ended September 30, 2019, respectively, and $0.6 million and $1.7 million during the same respective periods of 2018, which is included in other income. See “Item 2. Properties” in ProAssurance's December 31, 2018 report on Form 10-K for a listing of currently owned properties.

The following table provides supplemental lease information for operating leases on the Condensed Consolidated Balance Sheet as of September 30, 2019.

($ in thousands)	September 30, 2019
Operating lease ROU assets	$20,563
Operating lease liabilities	$21,298
Weighted-average remaining lease term	8.66 years
Weighted-average discount rate	3.16%
The following table provides supplemental lease information for the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018.

	Nine Months Ended September 30
(In thousands)	2019	2018
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$735	$246

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2019

The following table is a schedule of remaining future minimum lease payments for operating leases that had an initial or remaining non-cancellable lease term in excess of one year as of September 30, 2019. Operating lease payments exclude $3.4 million of total future minimum lease payments for two leases signed but not yet commenced as of September 30, 2019. One lease will commence in the fourth quarter of 2019 and the other will commence in the first quarter of 2020. The lease term for both leases is approximately eleven years.

(In thousands)
2019	$1,121
2020	4,030
2021	3,764
2022	2,873
2023	2,165
Thereafter	10,448
Total future minimum lease payments	24,401
Less: Imputed interest	3,103
Total operating lease liabilities	$21,298

9. Debt
ProAssurance’s outstanding debt consisted of the following:

(In thousands)	September 30, 2019	December 31, 2018
Senior Notes due 2023, unsecured, interest at 5.3% annually	$250,000	$250,000
Revolving Credit Agreement, outstanding borrowings are not permitted to exceed $250 million aggregately; Revolving Credit Agreement expires in 2020. The interest rate on borrowings is set at the time the borrowing is initiated or renewed.	—	—
Mortgage Loans, outstanding borrowings are secured by first priority liens on two office buildings, and bear an interest rate of three-month LIBOR plus 1.325% (3.45% and 4.10%, respectively) determined on a quarterly basis.	37,978	39,064
Total principal	287,978	289,064
Less unamortized debt issuance costs	1,031	1,307
Debt less unamortized debt issuance costs	$286,947	$287,757

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

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2019

10. Derivatives
ProAssurance is exposed to certain risks relating to its ongoing business and investment activities. ProAssurance utilizes derivative instruments as part of its risk management strategy to reduce the market risk related to fluctuations in future interest rates associated with a portion of its variable-rate debt. As of September 30, 2019, ProAssurance has not designated any derivative instruments as hedging instruments and does not use derivative instruments for trading purposes.
ProAssurance utilizes an interest rate cap agreement with the objective of reducing the Company's exposure to interest rate risk related to its variable-rate Mortgage Loans. Additional information regarding the Company's Mortgage Loans is provided in Note 9. Under the terms of the interest rate cap agreement, ProAssurance paid a premium of $2 million for the right to receive cash payments based upon a notional amount of $35 million if and when the three-month LIBOR rises above 2.35%. The Company's variable-rate Mortgage Loans bear an interest rate of three-month LIBOR plus 1.325%. Therefore, this derivative instrument is effectively ensuring the interest rate related to the Mortgage Loans is capped at a maximum of 3.675% until expiration of the interest rate cap agreement in October 2027. During each of the three and nine months ended September 30, 2019, ProAssurance received a nominal cash payment associated with this agreement, which was recorded as a reduction to interest expense. ProAssurance has designated the interest rate cap as an economic hedge (non-hedging instrument) of interest rate exposure and any change in fair value of the derivative is immediately recognized in earnings during the period of change.
The following table provides a summary of the volume and fair value position of the interest rate cap as well as the reporting location in the Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018.

($ in thousands)		September 30, 2019			December 31, 2018
Derivatives Not Designated as Hedging Instruments	Location in the Condensed Consolidated Balance Sheets	Number of Instruments	Notional Amount (1)	Estimated Fair Value (2)	Number of Instruments	Notional Amount (1)	Estimated Fair Value (2)
Interest Rate Cap	Other assets	1	$35,000	$675	1	$35,000	$1,884
(1) Volume is represented by the derivative instrument's notional amount.
(2) Additional information regarding the fair value of the Company's interest rate cap is provided in Note 2.
The following table presents the pre-tax impact of the change in the fair value of the interest rate cap and the reporting location in the Condensed Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2019 and 2018.

		Gains (Losses) Recognized in Income on Derivatives
(In thousands)		Three Months Ended September 30		Nine Months Ended September 30
Derivatives Not Designated as Hedging Instruments	Location in the Condensed Consolidated Statements of Income and Comprehensive Income	2019	2018	2019	2018
Interest Rate Cap	Interest expense	$(410)	$264	$(1,209)	$1,121

As a result of this derivative instrument, ProAssurance is exposed to risk that the counterparty will fail to meet its contractual obligations. To mitigate this counterparty credit risk, ProAssurance only enters into derivative contracts with carefully selected major financial institutions based upon their credit ratings and monitors their creditworthiness. As of September 30, 2019, the counterparty had an investment grade rating of BBB- and has performed in accordance with their contractual obligations.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2019

11. Shareholders’ Equity
At September 30, 2019 and December 31, 2018, ProAssurance had 100 million shares of authorized common stock and 50 million shares of authorized preferred stock. The Board has the authority to determine provisions for the issuance of preferred shares, including the number of shares to be issued, the designations, powers, preferences and rights, and the qualifications, limitations or restrictions of such shares. To date, the Board has not approved the issuance of preferred stock.
ProAssurance declared cash dividends of $0.31 per share during each of the first three quarters of both 2019 and 2018, totaling $50.0 million and $50.9 million, for each respective nine-month period.
At September 30, 2019, Board authorizations for the repurchase of common shares or the retirement of outstanding debt of $110 million remained available for use. ProAssurance did not repurchase any common shares during the nine months ended September 30, 2019 and 2018.
Share-based compensation expense and related tax benefits were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2019	2018	2019	2018
Share-based compensation expense	$3	$1,628	$2,323	$4,145
Related tax benefits	$1	$342	$488	$870

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
Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)
For the three and nine months ended September 30, 2019 and 2018, OCI was almost entirely comprised of unrealized gains and losses, including non-credit impairment losses, arising during the period related to fixed maturity available-for-sale securities, less reclassification adjustments, as shown in the table that follows, net of tax. For the three and nine months ended September 30, 2019 and 2018, OCI also included changes related to the reestimation of the defined benefit plan liability assumed in the Eastern acquisition which were nominal in amount. The defined benefit plan is frozen as to the earnings of additional benefits and the benefit plan liability is reestimated annually.
At September 30, 2019 and December 31, 2018, AOCI was almost entirely comprised of accumulated unrealized gains and losses from fixed maturity available-for-sale securities, including accumulated non-credit impairments recognized through OCI of $0.2 million and $0.1 million, respectively, net of tax. At September 30, 2019 and December 31, 2018, accumulated changes in the defined benefit plan liability not yet recognized in earnings were nominal in amount. Due to the adoption of accounting guidance in the first quarter of 2018 related to certain impacts of the TCJA, ProAssurance increased AOCI by approximately $3.4 million with a corresponding decrease to retained earnings of the same amount as of the beginning of 2018. At September 30, 2019 and December 31, 2018, tax effects were computed using the enacted federal corporate tax rate of 21% with the exception of unrealized gains and losses on available-for-sale securities held at the Company's U.K. and Cayman Islands entities which in both periods were immaterial in amount.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2019

Amounts reclassified from AOCI to net income and the amounts of deferred tax expense (benefit) included in OCI were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2019	2018	2019	2018
Reclassifications from AOCI to net income:
Realized investment gains (losses)	$500	$(175)	$1,457	$551
Non-credit impairment losses reclassified to earnings, due to sale of securities or reclassification as a credit loss	—	(621)	—	(621)
Total gains (losses) reclassified, before tax effect	500	(796)	1,457	(70)
Tax effect, calculated using the 21% federal statutory tax rate	(105)	167	(306)	15
Net reclassification adjustments	$395	$(629)	$1,151	$(55)

Deferred tax expense (benefit) included in OCI	$1,975	$(1,197)	$14,957	$(10,442)

12. Variable Interest Entities
ProAssurance holds passive interests in a number of entities that are considered to be VIEs under GAAP guidance. ProAssurance's VIE interests principally consist of interests in LPs/LLCs formed for the purpose of achieving diversified equity and debt returns. ProAssurance's VIE interests, carried as a part of investment in unconsolidated subsidiaries, totaled $304.0 million at September 30, 2019 and $285.8 million at December 31, 2018.
ProAssurance does not have power over the activities that most significantly impact the economic performance of these VIEs and thus is not the primary beneficiary. Therefore, ProAssurance has not consolidated these VIEs. ProAssurance’s involvement with each VIE is limited to its direct ownership interest in the VIE. Except for the funding commitments disclosed in Note 7, ProAssurance has no arrangements with any of the VIEs to provide other financial support to or on behalf of the VIE. At September 30, 2019, ProAssurance’s maximum loss exposure relative to these investments was limited to the carrying value of ProAssurance’s investment in the VIE.
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

(In thousands, except per share data)	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
Weighted average number of common shares outstanding, basic	53,762	53,620	53,732	53,585
Dilutive effect of securities:
Restricted Share Units	73	83	69	78
Performance Share Units	—	48	13	52
Purchase Match Units	21	22	17	20
Weighted average number of common shares outstanding, diluted	53,856	53,773	53,831	53,735
Effect of dilutive shares on earnings per share	$—	$—	$—	$—

All dilutive common share equivalents are reflected in the earnings per share calculation while antidilutive common share equivalents are not reflected in the earnings per share calculation. There were no antidilutive common share equivalents for the three and nine months ended September 30, 2019. There were no antidilutive common share equivalents for the three months ended September 30, 2018. The diluted weighted average number of common shares outstanding for the nine months ended September 30, 2018 excludes approximately 3,000 common share equivalents issuable under the Company's stock compensation plans, as their effect would be antidilutive.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2019

14. Segment Information
ProAssurance's segments are based on the Company's internal management reporting structure for which financial results are regularly evaluated by the Company's CODM to determine resource allocation and assess operating performance. The Company continually assesses its internal management reporting structure and information evaluated by its CODM to determine whether any changes have occurred that would impact its segment reporting structure. The Company operates in five segments that are organized around the nature of the products and services provided: Specialty P&C, Workers' Compensation Insurance, Segregated Portfolio Cell Reinsurance, Lloyd's Syndicates and Corporate. A description of each segment follows.
Specialty P&C includes professional liability insurance and medical technology liability insurance. Professional liability insurance is primarily offered to healthcare providers and institutions and, to a lesser extent, to attorneys and their firms. Medical technology liability insurance is offered to medical technology and life sciences companies that manufacture or distribute products including entities conducting human clinical trials. Prior to 2018, the Specialty P&C segment ceded certain premium to the Lloyd's Syndicates segment under a quota share agreement with Syndicate 1729; however, this agreement was not renewed on January 1, 2018. As discussed below, the Lloyd's Syndicates segment results are typically reported on a quarter lag. For consistency purposes, results from this ceding arrangement, other than cash receipts or disbursements, are reported within the Specialty P&C segment on the same one-quarter lag. In addition, the Specialty P&C segment's healthcare professional liability products also include custom alternative risk solutions including loss portfolio transfers and captive cell programs. For the alternative market captive cell programs, the Specialty P&C segment cedes either all or a portion of the premium to certain SPCs in the Company's Segregated Portfolio Cell Reinsurance segment.
Workers' Compensation Insurance includes workers' compensation products provided to employers with 1,000 or fewer employees. The segment's products include guaranteed cost, policyholder dividend policies, retrospectively-rated policies, deductible polices and alternative market solutions. Alternative market products include program design, fronting, claims administration, risk management, SPC rental, asset management and SPC management services. Alternative market premiums are 100% ceded to either SPCs in the Company's Segregated Portfolio Cell Reinsurance segment or, to a limited extent, to a captive insurer unaffiliated with ProAssurance.
Segregated Portfolio Cell Reinsurance reflects the operating results (underwriting profit or loss, plus investment results) of SPCs at Inova Re and Eastern Re, the Company's Cayman Islands SPC operations. Each SPC is owned, fully or in part, by an agency, group or association, and the operating results of the SPCs are due to the participants of that cell. ProAssurance participates to a varying degree in the results of selected SPCs. SPC operating results due to external cell participants are reflected as an SPC dividend expense (income) in the Segregated Portfolio Cell Reinsurance segment and in ProAssurance's Condensed Consolidated Statements of Income and Comprehensive Income. In addition, the Segregated Portfolio Cell Reinsurance segment includes the SPC investment results as the investments are solely for the benefit of the cell participants, and investment results due to external cell participants are reflected in the SPC dividend expense (income). The majority of SPCs assume workers' compensation insurance, healthcare professional liability insurance or a combination of the two from the Company's Workers' Compensation Insurance and Specialty P&C segments. In addition, one SPC at Eastern Re assumed an errors and omissions liability policy from a captive insurer unaffiliated with ProAssurance; the Company does not participate in the SPC that assumed this policy; therefore, the operating results of this policy are reflected in the SPC dividend expense (income).
Lloyd's Syndicates includes operating results from ProAssurance's participation in Lloyd's of London Syndicate 1729 and Syndicate 6131, which is an SPA that underwrites on a quota share basis with Syndicate 1729. The results of this segment are normally reported on a quarter lag, except when information is available that is material to the current period. Furthermore, investment results associated with the majority of investment assets solely allocated to Lloyd's Syndicate operations and certain U.S. paid administrative expenses are reported concurrently as that information is available on an earlier time frame. For the 2019 underwriting year, ProAssurance slightly decreased its participation in the operating results of Syndicate 1729 from 62% to 61%; however, due to the quarter lag these changes were not reflected in the Lloyd's Syndicates segment results until the second quarter of 2019. Furthermore, ProAssurance's 100% participation in Syndicate 6131 was not reflected in the Lloyd's Syndicates segment results until the second quarter of 2018 as Syndicate 6131 began writing business effective January 1, 2018. Syndicate 1729 underwrites risks over a wide range of property and casualty insurance and reinsurance lines in both the U.S. and international markets. Syndicate 6131 focuses on contingency and specialty property business, also within the U.S. and international markets.
Corporate includes ProAssurance's investment operations, other than those reported in the Company's Segregated Portfolio Cell Reinsurance and Lloyd's Syndicates segments, interest expense and U.S. income taxes. The segment also includes non-premium revenues generated outside of the Company's insurance entities and corporate expenses.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2019

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
Financial results by segment were as follows:

	Three Months Ended September 30, 2019
(In thousands)	Specialty P&C	Workers' Compensation Insurance	Segregated Portfolio Cell Reinsurance	Lloyd's Syndicates	Corporate	Inter-segment Eliminations	Consolidated
Net premiums earned	$125,237	$49,477	$19,779	$21,295	$—	$—	$215,788
Net investment income	—	—	445	1,077	22,159	—	23,681
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	—	(1,277)	—	(1,277)
Net realized gains (losses)	—	—	(98)	285	947	—	1,134
Other income (expense)*	1,858	494	176	(165)	963	(778)	2,548
Net losses and loss adjustment expenses	(107,573)	(32,356)	(9,778)	(11,907)	—	—	(161,614)
Underwriting, policy acquisition and operating expenses*	(29,700)	(14,895)	(5,951)	(9,411)	(2,682)	778	(61,861)
Segregated portfolio cells dividend (expense) income	—	—	(3,621)	—	—	—	(3,621)
Interest expense	—	—	—	—	(4,274)	—	(4,274)
Income tax benefit (expense)	—	—	—	161	6,528	—	6,689
Segment operating results	$(10,178)	$2,720	$952	$1,335	$22,364	$—	$17,193
Significant non-cash items:
Depreciation and amortization, net of accretion	$1,568	$957	$(59)	$(1)	$1,955	$—	$4,420

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2019

	Nine Months Ended September 30, 2019
(In thousands)	Specialty P&C	Workers' Compensation Insurance	Segregated Portfolio Cell Reinsurance	Lloyd's Syndicates	Corporate	Inter-segment Eliminations	Consolidated
Net premiums earned	$375,315	$141,990	$58,566	$57,215	$—	$—	$633,086
Net investment income	—	—	1,261	3,282	65,495	—	70,038
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	—	(7,240)	—	(7,240)
Net realized gains (losses)	—	—	1,949	725	44,390	—	47,064
Other income (expense)*	4,536	1,948	397	(278)	2,701	(1,885)	7,419
Net losses and loss adjustment expenses	(321,248)	(93,424)	(40,496)	(34,640)	—	—	(489,808)
Underwriting, policy acquisition and operating expenses*	(89,177)	(43,456)	(17,091)	(25,445)	(12,676)	1,885	(185,960)
Segregated portfolio cells dividend (expense) income	—	—	(1,375)	—	—	—	(1,375)
Interest expense	—	—	—	—	(12,850)	—	(12,850)
Income tax benefit (expense)	—	—	—	161	(157)	—	4
Segment operating results	$(30,574)	$7,058	$3,211	$1,020	$79,663	$—	$60,378
Significant non-cash items:
Depreciation and amortization, net of accretion	$4,927	$2,893	$(45)	$(8)	$6,306	$—	$14,073

	Three Months Ended September 30, 2018
(In thousands)	Specialty P&C	Workers' Compensation Insurance	Segregated Portfolio Cell Reinsurance	Lloyd's Syndicates	Corporate	Inter-segment Eliminations	Consolidated
Net premiums earned	$120,789	$47,296	$18,963	$19,022	$—	$—	$206,070
Net investment income	—	—	371	783	22,112	—	23,266
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	—	5,228	—	5,228
Net realized gains (losses)	—	—	1,397	(98)	11,074	—	12,373
Other income (expense)*	1,426	376	86	352	699	(551)	2,388
Net losses and loss adjustment expenses	(98,363)	(30,650)	(8,560)	(10,032)	—	—	(147,605)
Underwriting, policy acquisition and operating expenses*	(27,931)	(15,410)	(5,516)	(8,439)	(5,053)	505	(61,844)
Segregated portfolio cells dividend (expense) income	—	—	(5,255)	—	—	—	(5,255)
Interest expense	—	—	—	—	(3,645)	46	(3,599)
Income tax benefit (expense)	—	—	—	361	(155)	—	206
Segment operating results	$(4,079)	$1,612	$1,486	$1,949	$30,260	$—	$31,228
Significant non-cash items:
Depreciation and amortization, net of accretion	$1,715	$959	$83	$(2)	$2,751	$—	$5,506

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2019

	Nine Months Ended September 30, 2018
(In thousands)	Specialty P&C	Workers' Compensation Insurance	Segregated Portfolio Cell Reinsurance	Lloyd's Syndicates	Corporate	Inter-segment Eliminations	Consolidated
Net premiums earned	$378,355	$135,230	$54,247	$48,987	$—	$—	$616,819
Net investment income	—	—	1,100	2,370	64,207	—	67,677
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	—	12,247	—	12,247
Net realized gains (losses)	—	—	467	(404)	2,588	—	2,651
Other income (expense)*	3,945	1,828	176	247	2,737	(1,778)	7,155
Net losses and loss adjustment expenses	(292,742)	(87,794)	(27,561)	(31,023)	—	—	(439,120)
Underwriting, policy acquisition and operating expenses*	(83,833)	(41,545)	(16,070)	(23,745)	(15,351)	1,732	(178,812)
Segregated portfolio cells dividend (expense) income	—	—	(9,787)	—	—	—	(9,787)
Interest expense	—	—	—	—	(11,308)	46	(11,262)
Income tax benefit (expense)	—	—	—	355	3,584	—	3,939
Segment operating results	$5,725	$7,719	$2,572	$(3,213)	$58,704	$—	$71,507
Significant non-cash items:
Depreciation and amortization, net of accretion	$5,343	$2,873	$393	$(5)	$7,940	$—	$16,544
* Certain fees for services provided to the SPCs at Inova Re and Eastern Re are recorded as expenses within the Segregated Portfolio Cell Reinsurance segment and as other income within the Workers' Compensation Insurance segment. These fees are primarily SPC rental fees and are eliminated between segments in consolidation.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2019

The following table provides detailed information regarding ProAssurance's gross premiums earned by product as well as a reconciliation to net premiums earned. All gross premiums earned are from external customers except as noted. ProAssurance's insured risks are primarily within the U.S.

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2019	2018	2019	2018
Specialty P&C Segment
Gross premiums earned:
Healthcare professional liability	$130,633	$126,012	$387,547	$390,904
Legal professional liability	6,771	6,606	20,039	19,486
Medical technology liability	8,519	9,080	25,177	26,372
Other	591	113	1,936	346
Ceded premiums earned	(21,277)	(21,022)	(59,384)	(58,753)
Segment net premiums earned	125,237	120,789	375,315	378,355

Workers' Compensation Insurance Segment
Gross premiums earned:
Traditional business	53,156	50,271	152,477	145,334
Alternative market business	21,247	21,564	63,084	61,593
Ceded premiums earned	(24,926)	(24,539)	(73,571)	(71,697)
Segment net premiums earned	49,477	47,296	141,990	135,230

Segregated Portfolio Cell Reinsurance Segment
Gross premiums earned:
Workers' compensation(1)	20,579	20,251	61,305	57,287
Healthcare professional liability(2)	1,399	1,225	4,071	3,782
Other	240	—	480	—
Ceded premiums earned	(2,439)	(2,513)	(7,290)	(6,822)
Segment net premiums earned	19,779	18,963	58,566	54,247

Lloyd's Syndicates Segment
Gross premiums earned:
Property and casualty(3)	26,399	23,050	72,225	60,289
Ceded premiums earned	(5,104)	(4,028)	(15,010)	(11,302)
Segment net premiums earned	21,295	19,022	57,215	48,987

Consolidated net premiums earned	$215,788	$206,070	$633,086	$616,819
(1) Premium for all periods is assumed from the Workers' Compensation Insurance segment.
(2) Premium for all periods is assumed from the Specialty P&C segment.
(3) Includes premium assumed from the Specialty P&C segment of $0.1 million for the nine months ended September 30, 2019 and $1.2 million and $4.5 million for three and nine months ended September 30, 2018, respectively.

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
We operate in five segments which are based on our internal management reporting structure for which financial results are regularly evaluated by our CODM to determine resource allocation and assess operating performance. Descriptions of ProAssurance's five operating and reportable segments are as follows:

•
Specialty P&C - This segment includes our professional liability business and medical technology liability business. Professional liability insurance is primarily offered to healthcare providers and institutions and, to a lesser extent, to attorneys and their firms. Medical technology liability insurance is offered to medical technology and life sciences companies that manufacture or distribute products including entities conducting human clinical trials. Our healthcare professional liability insurance products also include custom alternative risk solutions including loss portfolio transfers and captive cell programs. For our alternative market captive cell programs, we cede either all or a portion of the premium to certain SPCs in our Segregated Portfolio Cell Reinsurance segment.

•
Workers' Compensation Insurance - This segment includes our workers' compensation insurance business which is provided primarily to employers with 1,000 or fewer employees. Our workers' compensation products include guaranteed cost, policyholder dividend policies, retrospectively-rated policies, deductible policies and alternative market solutions. Alternative market premiums are 100% ceded to either SPCs in our Segregated Portfolio Cell Reinsurance segment or, to a limited extent, an unaffiliated captive insurer.

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

•
Lloyd's Syndicates - This segment includes the operating results from our participation in Lloyd's of London Syndicate 1729 and our 100% participation in Syndicate 6131, which is an SPA that underwrites on a quota share basis with Syndicate 1729. The results of this segment are normally reported on a quarter lag, except when information is available that is material to the current period. For the 2019 underwriting year, we slightly decreased our participation in the operating results of Syndicate 1729 from 62% to 61%; however, due to the quarter lag these changes were not reflected in our Lloyd's Syndicates segment results until the second quarter of 2019. Furthermore, our participation in Syndicate 6131 was not reflected in our Lloyd's Syndicates segment results until the second quarter of 2018 as Syndicate 6131 began writing business effective January 1, 2018. Syndicate 1729 underwrites risks over a wide range of property and casualty insurance and reinsurance lines in both the U.S. and international markets while Syndicate 6131 focuses on contingency and specialty property business, also within the U.S. and international markets.

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
As of September 30, 2019, our reserve is comprised almost entirely of long-tail exposures. The estimation of long-tailed losses is inherently difficult and is subject to significant judgment on the part of management. Due to the nature of our claims, our loss costs, even for claims with similar characteristics, can vary significantly depending upon many factors, including but not limited to the specific characteristics of the claim and the manner in which the claim is resolved. Long-tailed insurance is characterized by the extended period of time typically required both to assess the viability of a claim and potential damages, if any, and to reach a resolution of the claim. The claims resolution process may extend to more than five years. The combination of continually changing conditions and the extended time required for claim resolution results in a loss cost estimation process that requires actuarial skill and the application of significant judgment, and such estimates require periodic modification.
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
Specialty P&C Segment. Loss costs within this segment are impacted by many factors including but not limited to the nature of the claim, including whether or not the claim is an individual or a mass tort claim, the personal situation of the claimant or the claimant's family, the outcome of jury trials, the legislative and judicial climate where any potential litigation may occur, general economic conditions and, for claims involving bodily injury, the trend of healthcare costs. Within our Specialty P&C segment, for our HCPL business (75% of our consolidated gross reserve for losses and loss adjustment expenses as of December 31, 2018), we set an initial reserve upon our evaluation of the current loss environment, plus an additional provision in consideration of the historical loss volatility we and others in the industry have experienced. For our HCPL business, our expected loss ratio during recent accident years has ranged from 79% to 87%. Changes in the overall claims environment as well as pricing adequacy can result in variations from these levels. The additional provision for loss volatility has ranged from 8 to 12 percentage points. We believe the use of an additional provision for volatility appropriately considers the inherent risks and limitations of our rate development process and the historic volatility of professional liability losses (the industry has experienced accident year loss ratios as high as 138% and as low as 54% over the past 30 years) and produces a reasonable best estimate of the reserve required to cover actual ultimate unpaid losses for the current accident year. This practice has produced an overall average initial loss ratio for our HCPL business ranging from 87% to 99%. We have recently trended towards the higher end of this range given our concern around increases in loss severity in the broader HCPL industry. A similar practice is followed for our legal professional liability business (3% of our consolidated gross reserve for losses and loss adjustment expenses as of December 31, 2018).
The risks insured in our medical technology liability business (4% of our consolidated gross reserve for losses and loss adjustment expenses as of December 31, 2018) are more varied, and policies are individually priced based on the risk characteristics of the policy and the account. The insured risks range from startup operations to large multinational entities, and the larger entities often have significant deductibles or self-insured retentions. Reserves are established using our most recently developed actuarial estimates of losses expected to be incurred based on factors which include results from prior analysis of similar business, industry indications, observed trends and judgment. Claims in this line of business primarily involve bodily injury to individuals and are affected by factors similar to those of our HCPL line of business. For the medical technology liability business, we also establish an initial reserve using a loss ratio approach, including a provision in consideration of historical loss volatility that this line of business has exhibited.
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
Because of the implicit and wide-ranging nature of severity trend assumptions on the loss reserving process, it is not practical to specifically isolate the impact of changing severity trends. However, because severity is an explicit component of our HCPL pricing process we can better isolate the impact that changing severity can have on our loss costs and loss ratios in regards to our pricing models for this business component. Our current HCPL pricing models assume a severity trend of approximately 3% in most states and products. We have observed higher severity trends in our case reserve estimates; however, we are not yet certain of the impact that this will have on our future claim payments. If the severity trend were to be higher by 1 percentage point, the impact would be an increase in our expected loss ratio for this business of 3.2 percentage points, based on current claim disposition patterns. An increase in the severity trend of 3 percentage points would result in a 10.1 percentage point increase in our expected loss ratio. Due to the long-tailed nature of our claims and the previously discussed historical volatility of loss costs, selection of a severity trend assumption is a subjective process that is inherently likely to prove inaccurate over time. Given the long tail and volatility, we are generally cautious in making changes to the severity assumptions within our pricing models. All open claims and accident years are generally impacted by a change in the severity trend, which compounds the effect of such a change.

Although the future degree and impact of the ultimate severity trend remains uncertain due to the long-tailed nature of our business, we have given consideration to observed loss costs in setting our rates. For our HCPL business this practice had generally resulted in rate reductions as claim frequency declined and remained at historically low levels. For example, on average, excluding our podiatry business acquired in 2009, we had gradually reduced the premium rates we charged on our standard physician renewal business (our largest HCPL line) by approximately 17% from the beginning of 2006 to December 31, 2016. However, from early 2017 to September 30, 2019, the average charged premium rates on our standard physician renewal business have increased by approximately 4% per annum, and we anticipate further rate increases due to indications of increasing loss severity. Initial loss ratios for recent accident years have thus remained fairly constant because expected loss changes have generally been offset by higher rates; however, we have recognized a higher current accident year net loss ratio during 2019 due to continued concern regarding recent severity indications.
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
Loss Development
We recognized net favorable reserve development of $15.9 million during the three months ended September 30, 2019, of which favorable development of $10.8 million related to our Specialty P&C segment, $1.4 million related to our Workers' Compensation Insurance segment, $3.3 million related to our Segregated Portfolio Cell Reinsurance segment and $0.5 million related to our Lloyd's Syndicates segment. We recognized net favorable reserve development of $42.2 million during the nine months ended September 30, 2019, of which favorable development of $31.0 million related to our Specialty P&C segment, $3.4 million related to our Workers' Compensation Insurance segment, $7.8 million related to our Segregated Portfolio Cell Reinsurance segment, slightly offset by a nominal amount of unfavorable development related to our Lloyd's Syndicates segment.
Net favorable development recognized within our Specialty P&C segment primarily reflected a lower than anticipated claims severity trend (i.e., the average size of a claim) for accident years 2012 through 2015. While we are observing an increase in claim severity in the broader HCPL industry, this severity is modestly more favorable than the cautious expectations we have established for our reserves for prior periods.
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
Net unfavorable development recognized within our Lloyd's Syndicates segment for the nine months ended September 30, 2019 was driven by higher than expected losses and development on certain large claims which resulted in unfavorable development with respect to a previous year of account. See further discussion in our Segment Operating Results - Lloyd's Syndicates section that follows.
Investment Valuations
We record the majority of our investments at fair value as shown in the table below. At September 30, 2019, the distribution of our investments based on GAAP fair value hierarchies (levels) was as follows:

	Distribution by GAAP Fair Value Hierarchy
	Level 1	Level 2	Level 3	Not Categorized	Total Investments
Investments recorded at:
Fair value	18%	68%	1%	8%	95%
Other valuations					5%
Total Investments					100%
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
Nonrecurring Fair Value Measurements
We measure the fair value of certain assets on a nonrecurring basis when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. These assets include investments carried principally at cost, investments in tax credit partnerships, fixed assets, goodwill and other intangible assets. These assets would also include any equity method investments that do not provide a NAV.

Investments - Other Valuation Methodologies
Certain of our investments, in accordance with GAAP for the type of investment, are measured using methodologies other than fair value. At September 30, 2019, these investments represented approximately 5% of total investments, and are detailed in the following table. Additional information about these investments is provided in Notes 2 and 3 of the Notes to Condensed Consolidated Financial Statements.

(In millions)	Carrying Value	GAAP Measurement Method
Other investments:
Other, principally FHLB capital stock	$2.9	Principally Cost
Investment in unconsolidated subsidiaries:
Investments in tax credit partnerships	53.6	Equity
Equity method investments, primarily LPs/LLCs	38.5	Equity
	92.1
BOLI	65.7	Cash surrender value
Total investments - Other valuation methodologies	$160.7
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

•
for asset-backed securities, the origination date of the underlying loans, the remaining average life, the probability that credit performance of the underlying loans will deteriorate in the future and our assessment of the quality of the collateral underlying the loan;

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
Deferred Policy Acquisition Costs
Policy acquisition costs (primarily commissions, premium taxes and underwriting salaries) which are directly related to the successful acquisition of new and renewal premiums are capitalized as DPAC and charged to expense, net of ceding commissions earned, as the related premium revenue is recognized. We evaluate the recoverability of our DPAC at the segment level each reporting period, and any amounts estimated to be unrecoverable are charged to expense in the current period. As of September 30, 2019 we have not determined any amounts to be unrecoverable.
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

A valuation allowance has been established against the deferred tax asset related to the NOL carryforwards for the U.K. operations as management concluded that it was more likely than not that the deferred tax asset will not be realized. In 2018, management also established a valuation allowance against the deferred tax assets of certain SPCs at our recently formed wholly owned Cayman Islands reinsurance subsidiary, Inova Re. Due to the limited operations of these recently formed SPCs as of December 31, 2018, management concluded that a valuation allowance was required. As of September 30, 2019, management concluded a valuation allowance was still required against the deferred tax assets related to the NOL carryforwards for the U.K. operations and against the deferred tax assets at Inova Re. See further discussion in Note 6 of the Notes to Consolidated Financial Statements in our December 31, 2018 Form 10-K.
Tax Cuts and Jobs Act
The TCJA introduced a minimum tax on payments made to related foreign entities referred to as the BEAT. The BEAT is imposed by adding back into the U.S. tax base any base erosion payment made by the U.S. taxpayer to a related foreign entity and applying a minimum tax rate to this newly calculated modified taxable income. Base erosion payments represent any amount paid or accrued by the U.S. taxpayer to a related foreign entity for which a deduction is allowed. Premiums we cede to the SPCs at Inova Re, one of our wholly owned Cayman Islands reinsurance subsidiaries, do not fall within the scope of base erosion payments as the SPCs at Inova Re intend to elect to be taxed as U.S. taxpayers. However, premiums that we cede to any active SPC at our other wholly owned Cayman Islands reinsurance subsidiary, Eastern Re, fall within the scope of base erosion payments and therefore could be significantly impacted by the BEAT. We have evaluated our exposure to the BEAT and have concluded that our expected outbound deductible payments to related foreign entities are below the threshold for application of the BEAT; therefore, we have not recognized any incremental tax expense for the BEAT provision of the TCJA for the three and nine months ended September 30, 2019. See further discussion on our Cayman Islands SPC operations in the Segment Operating Results - Segregated Portfolio Cell Reinsurance section that follows. See further discussion in Note 5 of the Notes to Condensed Consolidated Financial Statements.
The TCJA also requires a U.S. shareholder of a controlled foreign corporation to include its GILTI in U.S. taxable income. The GILTI amount is based on the U.S. shareholder’s aggregate share of the gross income of the controlled foreign corporation reduced by certain exceptions and a net deemed tangible income return. The net deemed tangible income return is based on the controlled foreign corporation’s basis in the tangible depreciable business property. Cell rental fee income earned by Inova Re and Eastern Re fall within the scope of the GILTI provisions of the TCJA. We have evaluated the new GILTI provisions of the TCJA and we have made an accounting policy election to treat the taxes due on inclusions of GILTI in U.S. taxable income as a current period expense when incurred. We recognized a nominal amount of tax expense for the GILTI provision of the TCJA during the three and nine months ended September 30, 2019. See further discussion in Note 5 of the Notes to Condensed Consolidated Financial Statements.
Unrecognized Tax Benefits
We evaluate tax positions taken on tax returns and recognize positions in our financial statements when it is more likely than not that we will sustain the position upon resolution with a taxing authority. If recognized, the benefit is measured as the largest amount of benefit that has a greater than 50% probability of being realized. We review uncertain tax positions each period, considering changes in facts and circumstances, such as changes in tax law, interactions with taxing authorities and developments in case law, and make adjustments as we consider necessary. Adjustments to our unrecognized tax benefits may affect our income tax expense, and settlement of uncertain tax positions may require the use of cash. Other than differences related to timing, no significant adjustments were considered necessary during the three and nine months ended September 30, 2019 or 2018. At September 30, 2019, our liability for unrecognized tax benefits approximated $3.7 million.
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
Leases
During the first quarter of 2019, we adopted ASU 2016-02, which requires us to make certain estimates and assumptions in applying the requirements of this new guidance. We are involved in a number of leases, primarily for office facilities. We determine if an arrangement is a lease at the inception date of the contract and classify all leases as either financing or operating. As of September 30, 2019, all of our leases were classified as operating. Operating ROU assets and operating lease liabilities are recognized as of the lease commencement date based on the present value of the remaining lease payments, discounted over the term of the lease using a discount rate determined based on information available as of the commencement date. The ROU asset represents the right to use the underlying asset (office space) for the lease term. As the majority of our lessors do not provide an implicit discount rate, we use our collateralized incremental borrowing rate in determining the present value of remaining lease payments. For leases entered into or reassessed after the adoption of ASU 2016-02, we account for lease and non-lease components of a contract as a single lease component.
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
Accounting Changes
We did not have any change in accounting estimate or policy that had a material effect on our results of operations or financial position during the nine months ended September 30, 2019. We are not aware of any accounting changes not yet adopted as of September 30, 2019 that would have a material effect on our results of operations or financial position. Note 1 of the Notes to Condensed Consolidated Financial Statements provides additional detail regarding accounting changes not yet adopted.

Liquidity and Capital Resources and Financial Condition
Overview
ProAssurance Corporation is a holding company and is a legal entity separate and distinct from its subsidiaries. As a holding company our principal source of external revenue is our investment revenues. In addition, dividends from our operating subsidiaries represent a significant source of funds for our obligations, including debt service and shareholder dividends. We also charge our operating subsidiaries within our Specialty P&C and Workers' Compensation Insurance segments a management fee based on the extent to which services are provided to the subsidiary and the amount of gross premium written by the subsidiary. At September 30, 2019, we held cash and liquid investments of approximately $227 million outside our insurance subsidiaries that were available for use without regulatory approval or other restriction. We also have $200 million in permitted borrowings under our Revolving Credit Agreement and an accordion feature available which, if subscribed successfully, would allow another $50 million in available funds. As of October 31, 2019, no borrowings were outstanding under our Revolving Credit Agreement.
To date, during 2019, our operating subsidiaries have paid dividends to us of approximately $103 million, which included $52 million that was paid in October 2019. Dividends paid in October 2019 have not been included in our cash and liquid investments held outside of our insurance subsidiaries at September 30, 2019. After considering the dividends paid in October 2019, our insurance subsidiaries, in the aggregate, are permitted to pay additional dividends of approximately $28 million over the remainder of 2019 without prior approval of state insurance regulators. However, the payment of any dividend requires prior notice to the insurance regulator in the state of domicile, and the regulator may reduce or prevent the dividend if, in its judgment, payment of the dividend would have an adverse effect on the surplus of the insurance subsidiary. We make the decision to pay dividends from an insurance subsidiary based on the capital needs of that subsidiary, and may pay less than the permitted dividend or may also request permission to pay an additional amount (an extraordinary dividend).
Cash Flows
Cash flows between periods compare as follows:

	Nine Months Ended September 30
(In thousands)	2019	2018	Change
Net cash provided (used) by:
Operating activities	$128,803	$146,394	$(17,591)
Investing activities	(25,717)	234,783	(260,500)
Financing activities	(81,346)	(428,113)	346,767
Increase (decrease) in cash and cash equivalents	$21,740	$(46,936)	$68,676

	Nine Months Ended September 30
(In thousands)	2018	2017	Change
Net cash provided (used) by:
Operating activities	$146,394	$118,181	$28,213
Investing activities	234,783	232,152	2,631
Financing activities	(428,113)	(348,675)	(79,438)
Increase (decrease) in cash and cash equivalents	$(46,936)	$1,658	$(48,594)
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
The decrease in operating cash flows for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 of $17.6 million was primarily due to an increase in paid losses of $19.0 million and a decrease in cash received from investment income of $16.0 million. The increase in paid losses was driven by our Workers' Compensation Insurance and Specialty P&C segments primarily due to the timing of loss payments between periods. The decrease in cash received from investment income was primarily due to a decline in distributed earnings from our unconsolidated subsidiaries. In addition, the decrease in operating cash flows reflected a decrease in net cash received of $7.1 million associated with the cash settlement of the 2017 and 2016 calendar year quota share reinsurance arrangements between our Specialty P&C segment and Syndicate 1729 due to the reduction in premiums ceded to Syndicate 1729. The decrease in operating cash flows was partially offset by an increase in net premium receipts of $20.5 million and a decrease in cash paid for operating expenses of $3.7 million. The increase in net premium receipts was primarily due to the growth in written premium in our Lloyd's Syndicates and Specialty P&C segments. The decrease in cash paid for operating expenses was largely attributable to a decrease in other compensation related costs in our Corporate segment, primarily as a result of lower bonuses, and, to a lesser extent, our Lloyd's Syndicates segment primarily due to the effect of higher operational expenses incurred during 2018 associated with the establishment of Syndicate 6131. The remaining variance in operating cash flows for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 was comprised of individually insignificant components.
The increase in operating cash flows for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 of $28.2 million was primarily due to an increase in premium receipts of $52.9 million and a decrease in 2018 estimated tax payments as compared to 2017 of $9.9 million, partially offset by an increase in paid losses of $28.6 million, an increase in cash paid for operating expenses of $5.4 million and a decrease in cash received from investment income of $2.6 million. The increase in premium receipts was driven by our Specialty P&C segment, primarily due to premium received from a loss portfolio transfer entered into during the second quarter of 2018 and, to a lesser extent, our Workers' Compensation Insurance segment, primarily due to premiums received related to the third quarter 2017 acquisition of the Great Falls book of business. The increase in paid losses was driven by all of our operating segments, particularly in our Lloyd's Syndicates segment, primarily due to storm-related losses related to 2017 Hurricanes Harvey, Irma and Maria, and our Specialty P&C segment. The increase in cash paid for operating expenses was primarily due to an increase in compensation related costs and commission expenses and the decrease in cash received from investment income was primarily due to a reduction in dividends received on our fixed maturities portfolio resulting from lower average balances. The remaining variance in operating cash flows for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 was comprised of individually insignificant components.
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

Operating Activities and Related Cash Flows
Reinsurance
Within our Specialty P&C segment, we use insurance and reinsurance (collectively, “reinsurance”) to provide capacity to write larger limits of liability, to provide reimbursement for losses incurred under the higher limit coverages we offer and to provide protection against losses in excess of policy limits. Within our Workers' Compensation Insurance segment, we use reinsurance to reduce our net liability on individual risks, to mitigate the effect of significant loss occurrences (including catastrophic events), to stabilize underwriting results, and to increase underwriting capacity by decreasing leverage. In both our Specialty P&C and Workers' Compensation Insurance segments, we use reinsurance in risk sharing arrangements to align our objectives with those of our strategic business partners and to provide custom insurance solutions for large customer groups. The purchase of reinsurance does not relieve us from the ultimate risk on our policies; however, it does provide reimbursement for certain losses we pay. We pay our reinsurers a premium in exchange for reinsurance of the risk. In certain of our excess of loss arrangements, the premium due to the reinsurer is determined by the loss experience of the business reinsured, subject to certain minimum and maximum amounts. Until all loss amounts are known, we estimate the premium due to the reinsurer. Changes to the estimate of premium owed under reinsurance agreements related to prior periods are recorded in the period in which the change in estimate occurs and can have a significant effect on net premiums earned.
We offer alternative market solutions whereby we cede certain premiums from our Workers' Compensation Insurance and Specialty P&C segments to either the SPCs at Inova Re or Eastern Re, our Cayman Islands reinsurance subsidiaries which are reported in our Segregated Portfolio Cell Reinsurance segment, or, to a limited extent, an unaffiliated captive insurer. During the three and nine months ended September 30, 2019, we wrote total alternative market premium of approximately $17.4 million and $73.0 million, respectively, and approximately $17.5 million and $73.1 million during the same respective periods of 2018. The majority of these policies ($17.3 million and $70.1 million of premium for the three and nine months ended September 30, 2019, respectively, and $16.8 million and $68.3 million for the same respective periods of 2018) are reinsured to the SPCs at Inova Re or Eastern Re, net of a ceding commission. Each SPC at Inova Re and Eastern Re is owned, fully or in part, by an agency, group or association and the operating results of the SPCs are due to the participants of that cell. We participate to a varying degree in the results of selected SPCs and, for the SPCs in which we participate, our participation interest ranges from a low of 20% to high of 85%. SPC operating results due to external cell participants are reflected as an SPC dividend expense (income) in our Segregated Portfolio Cell Reinsurance segment. See further discussion on our SPC operations in the Segment Operating Results - Segregated Portfolio Cell Reinsurance section that follows. The alternative market workers' compensation policies are ceded from our Workers' Compensation Insurance segment to the SPCs under 100% quota share reinsurance agreements. The alternative market professional liability policies are ceded from our Specialty P&C segment to the SPCs under either excess of loss or quota share reinsurance agreements, depending on the structure of the individual program, and the nominal portion of the risk that is not ceded to an SPC is retained in our Specialty P&C segment and may also be reinsured under our standard healthcare professional liability reinsurance program depending on the policy limits provided. The remaining premium written in our alternative market business of $2.4 million for the 2019 nine-month period and $0.5 million and $4.3 million for the 2018 three- and nine- month periods, respectively, is 100% ceded to an unaffiliated captive insurer.
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

Excess of Loss Reinsurance Agreements
We generally reinsure risks under treaties (our excess of loss reinsurance agreements) pursuant to which the reinsurers agree to assume all or a portion of all risks that we insure above our individual risk retention levels, up to the maximum individual limits offered. These agreements are negotiated and renewed annually. Renewal dates for our healthcare professional liability, medical technology liability and workers' compensation treaties are October 1, January 1 and May 1, respectively. There were no significant changes in the cost or structure of our professional liability and medical technology liability treaties which renewed October 1, 2019 and January 1, 2019, respectively. Our workers' compensation treaty renewed May 1, 2019 at a lower rate; however, the renewed treaty includes the addition of an AAD and the elimination of the return premium component of the contract. The significant coverages provided by our current excess of loss reinsurance agreements are detailed in the following table.
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
Each SPC has participants and the profit or loss of each cell accrues fully to these cell participants. As previously discussed, we participate in certain SPCs to a varying degree. Each SPC maintains a loss fund initially equal to the difference between premium assumed by the cell and the ceding commission. The external participants of each cell provide a letter of credit to us that is initially equal to the difference between the loss fund of the SPC (amount of funds available to pay losses after deduction of ceding commission) and the aggregate attachment point of the reinsurance. Over time, an SPC's retained profits are considered in the determination of the collateral amount required to be provided by the cell's external participants.
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
Litigation
We are involved in various legal actions related to insurance policies and claims handling including, but not limited to, claims asserted against us by policyholders. These types of legal actions arise in the ordinary course of business and, in accordance with GAAP for insurance entities, are generally considered as a part of our loss reserving process, which is described in detail in our Critical Accounting Estimates section under the heading "Reserve for Losses and Loss Adjustment Expenses." We also have other direct actions against the Company unrelated to our claims activity which we evaluate and account for as a part of our other liabilities. For these corporate legal actions, we evaluate each case separately and establish what we believe is an appropriate reserve based on GAAP guidance related to contingent liabilities. As of September 30, 2019 there were no material reserves established for corporate legal actions.

Investing Activities and Related Cash Flows
Our investments at September 30, 2019 and December 31, 2018 are comprised as follows:

	September 30, 2019		December 31, 2018
($ in thousands)	Carrying Value	% of Total Investment	Carrying Value	% of Total Investment
Fixed maturities, available for sale
U.S. Treasury obligations	$120,920	3%	$120,201	4%
U.S. Government-sponsored enterprise obligations	22,334	1%	35,354	1%
State and municipal bonds	293,397	8%	293,772	9%
Corporate debt	1,348,649	39%	1,223,475	37%
Residential mortgage-backed securities	201,843	6%	181,238	5%
Commercial mortgage-backed securities	82,719	2%	44,101	1%
Other asset-backed securities	231,673	7%	195,657	6%
Total fixed maturities, available for sale	2,301,535	66%	2,093,798	63%
Fixed maturities, trading	45,295	1%	38,188	1%
Total fixed maturities	2,346,830	67%	2,131,986	64%

Equity investments	409,100	12%	442,937	13%
Short-term investments	270,836	8%	308,319	9%
BOLI	65,653	2%	64,096	1%
Investment in unconsolidated subsidiaries	366,606	10%	367,757	11%
Other investments	37,049	1%	34,287	2%
Total investments	$3,496,074	100%	$3,349,382	100%
At September 30, 2019, 99% of our investments in available-for-sale fixed maturity securities were rated and the average rating was A+. The distribution of our investments in available-for-sale fixed maturity securities by rating were as follows:

	September 30, 2019		December 31, 2018
($ in thousands)	Carrying Value	% of Total Investment	Carrying Value	% of Total Investment
Rating*
AAA	$706,875	31%	$645,300	31%
AA+	83,868	3%	101,328	5%
AA	138,901	6%	120,801	6%
AA-	155,946	7%	155,352	7%
A+	177,490	8%	190,595	9%
A	341,298	15%	311,036	15%
A-	157,089	7%	146,721	7%
BBB+	187,486	8%	133,199	6%
BBB	159,508	7%	118,864	6%
BBB-	53,222	2%	50,466	2%
Below investment grade	130,710	5%	100,447	5%
Not rated	9,142	1%	19,689	1%
Total	$2,301,535	100%	$2,093,798	100%
*Average of three NRSRO sources, presented as an S&P equivalent. Source: S&P, Copyright ©2019, S&P Global Market Intelligence

A detailed listing of our investment holdings as of September 30, 2019 is located under the Financial Information heading on the Investor Relations page of our website which can be reached directly at www.proassurance.com/investmentholdings or through links from the Investor Relations section of our website, investor.proassurance.com.
We manage our investments to ensure that we will have sufficient liquidity to meet our obligations, taking into consideration the timing of cash flows from our investments, including interest payments, dividends and principal payments, as well as the expected cash flows to be generated by our operations. In addition to the interest and dividends we will receive, we anticipate that between $40 million and $90 million of our investments will mature (or be paid down) each quarter over the next twelve months and become available, if needed, to meet our cash flow requirements. The primary outflow of cash at our insurance subsidiaries is related to paid losses and operating costs, including income taxes. The payment of individual claims cannot be predicted with certainty; therefore, we rely upon the history of paid claims in estimating the timing of future claims payments. To the extent that we may have an unanticipated shortfall in cash, we may either liquidate securities or borrow funds under existing borrowing arrangements through our Revolving Credit Agreement and the FHLB system. As of October 31, 2019, $250 million could be made available for use through our Revolving Credit Agreement, as discussed in this section under the heading "Debt." Given the duration of our investments, we do not foresee a shortfall that would require us to meet operating cash needs through additional borrowings. Additional information regarding our Revolving Credit Agreement is detailed in Note 9 of the Notes to Condensed Consolidated Financial Statements.
At September 30, 2019, our FAL was comprised of fixed maturity securities with a fair value of $124.6 million and cash and cash equivalents of $10.1 million deposited with Lloyd's. See further discussion in Note 3 of the Notes to Condensed Consolidated Financial Statements.
Our investment portfolio continues to be primarily composed of high quality fixed income securities with approximately 94% of our fixed maturities being investment grade securities as determined by national rating agencies. The weighted average effective duration of our fixed maturity securities at September 30, 2019 was 2.95 years; the weighted average effective duration of our fixed maturity securities combined with our short-term securities was 2.64 years.
The carrying value and unfunded commitments for certain of our investments were as follows:

	Carrying Value		September 30, 2019
($ in thousands, except expected funding period)	September 30, 2019	December 31, 2018	Unfunded Commitment	Expected funding period in years
Qualified affordable housing project tax credit partnerships (1)	$50,989	$65,677	$885	6
Historic tax credit partnerships (2)	2,570	3,757	276	1
All other investments, primarily investment fund LPs/LLCs	313,047	298,323	176,343	5
Total	$366,606	$367,757	$177,504
(1) The carrying value reflects our total commitments (both funded and unfunded) to the partnerships, less any amortization, since our initial investment. We fund these investments based on funding schedules maintained by the partnerships.

(2) The carrying value reflects our funded commitments less any amortization.
Investment fund LPs/LLCs are by nature less liquid and may involve more risk than other investments. We manage our risk through diversification of asset class and geographic location. At September 30, 2019, we had investments in 38 separate investment funds with a total carrying value of $313.0 million which represented approximately 9% of our total investments. We review and monitor the performance of these investments on a quarterly basis.

Financing Activities and Related Cash Flows
Treasury Shares
During the nine months ended September 30, 2019 and 2018, we did not repurchase any common shares and, as of October 31, 2019, our remaining Board authorization was approximately $110 million.
ProAssurance Shareholder Dividends
Our Board declared quarterly cash dividends of $0.31 per share during each of the first three quarters of both 2019 and 2018, each of which was paid in the following quarter. Dividends paid in the first nine months of 2019 and 2018 included special dividends of $0.50 and $4.69 per share, respectively, declared in the fourth quarters of 2018 and 2017, respectively. Any decision to pay future cash dividends is subject to the Board’s final determination after a comprehensive review of financial performance, future expectations and other factors deemed relevant by the Board.
Debt
At September 30, 2019 our debt included $250 million of outstanding unsecured senior notes. The notes bear interest at 5.3% annually and are due in 2023 although they may be redeemed in whole or part prior to maturity. There are no financial covenants associated with these notes.
We have a Revolving Credit Agreement, which expires in June 2020, that may be used for general corporate purposes, including, but not limited to, short-term working capital, share repurchases as authorized by the Board and support for other activities. Our Revolving Credit Agreement permits borrowings of up to $200 million, and has available a $50 million accordion feature, which, if successfully subscribed, would expand permitted borrowings up to $250 million. At September 30, 2019, there were no outstanding borrowings on our Revolving Credit Agreement; we are in compliance with the financial covenants of the Revolving Credit Agreement.
We have Mortgage Loans with one lender in connection with the recapitalization of two office buildings, which mature in December 2027. The Mortgage Loans accrue interest at three-month LIBOR plus 1.325% with principal and interest payable on a quarterly basis. At September 30, 2019, the outstanding balance of the Mortgage Loans was approximately $38 million; we are in compliance with the financial covenant of the Mortgage Loans.
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

Results of Operations – Three and Nine Months Ended September 30, 2019 Compared to Three and Nine Months Ended September 30, 2018
Selected consolidated financial data for each period is summarized in the table below.

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands, except per share data)	2019	2018	Change		2019	2018	Change
Revenues:
Net premiums written	$228,058	$229,329	$(1,271)		$663,784	$652,230	$11,554
Net premiums earned	$215,788	$206,070	$9,718		$633,086	$616,819	$16,267
Net investment result	22,404	28,494	(6,090)		62,798	79,924	(17,126)
Net realized investment gains (losses)	1,134	12,373	(11,239)		47,064	2,651	44,413
Other income	2,548	2,388	160		7,419	7,155	264
Total revenues	241,874	249,325	(7,451)		750,367	706,549	43,818

Expenses:
Net losses and loss adjustment expenses	161,614	147,605	14,009		489,808	439,120	50,688
Underwriting, policy acquisition and operating expenses	61,861	61,844	17		185,960	178,812	7,148
Segregated portfolio cells dividend expense (income)	3,621	5,255	(1,634)		1,375	9,787	(8,412)
Interest expense	4,274	3,599	675		12,850	11,262	1,588
Total expenses	231,370	218,303	13,067		689,993	638,981	51,012
Income before income taxes	10,504	31,022	(20,518)		60,374	67,568	(7,194)
Income tax expense (benefit)	(6,689)	(206)	(6,483)		(4)	(3,939)	3,935
Net income	$17,193	$31,228	$(14,035)		$60,378	$71,507	$(11,129)
Non-GAAP operating income	$16,269	$22,417	$(6,148)		$24,567	$69,858	$(45,291)
Earnings per share:
Basic	$0.32	$0.58	$(0.26)		$1.12	$1.33	$(0.21)
Diluted	$0.32	$0.58	$(0.26)		$1.12	$1.33	$(0.21)
Non-GAAP operating earnings per share:
Basic	$0.30	$0.42	$(0.12)		$0.46	$1.30	$(0.84)
Diluted	$0.30	$0.42	$(0.12)		$0.46	$1.30	$(0.84)
Net loss ratio	74.9%	71.6%	3.3	pts	77.4%	71.2%	6.2	pts
Underwriting expense ratio	28.7%	30.0%	(1.3)	pts	29.4%	29.0%	0.4	pts
Combined ratio	103.6%	101.6%	2.0	pts	106.8%	100.2%	6.6	pts
Operating ratio	92.6%	90.3%	2.3	pts	95.7%	89.2%	6.5	pts
Effective tax rate	(63.7%)	(0.7%)	(63.0)	pts	—%	(5.8%)	5.8	pts
Return on equity*	4.3%	7.9%	(3.6)	pts	5.2%	6.0%	(0.8)	pts

* Annualized
In all tables that follow, the abbreviation "nm" indicates that the information or the percentage change is not meaningful.

Executive Summary of Operations
The following sections provide an overview of our consolidated and segment results of operations for the three and nine months ended September 30, 2019 as compared to the three and nine months ended September 30, 2018. See the Segment Operating Results sections that follow for additional information regarding each segment's operating results.
Revenues
The following table shows our consolidated and segment net premiums earned:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2019	2018	Change		2019	2018	Change
Net premiums earned
Specialty P&C	$125,237	$120,789	$4,448	3.7%	$375,315	$378,355	$(3,040)	(0.8%)
Workers' Compensation Insurance	49,477	47,296	2,181	4.6%	141,990	135,230	6,760	5.0%
Segregated Portfolio Cell Reinsurance	19,779	18,963	816	4.3%	58,566	54,247	4,319	8.0%
Lloyd's Syndicates	21,295	19,022	2,273	11.9%	57,215	48,987	8,228	16.8%
Consolidated total	$215,788	$206,070	$9,718	4.7%	$633,086	$616,819	$16,267	2.6%
Consolidated net premiums earned for the three and nine months ended September 30, 2019 included $2.7 million of premium written and fully earned from a loss portfolio transfer entered into during the third quarter of 2019 in our Specialty P&C segment. For the nine months ended September 30, 2018, our consolidated net premiums earned included $26.6 million of premium written and fully earned from a loss portfolio transfer entered into during the second quarter of 2018 in our Specialty P&C segment. See further discussion of these loss portfolio transfers in our Segment Operating Results - Specialty Property & Casualty section that follows. After removing the impacts of the 2019 and 2018 loss portfolio transfers, consolidated net premiums earned increased $7.0 million and $40.2 million during the three and nine months ended September 30, 2019, respectively, as compared to the same periods of 2018. All of our operating segments contributed to the remaining increase in consolidated net premiums earned during three and nine months ended September 30, 2019 as compared to the same respective periods of 2018. For the 2019 nine-month period, the remaining increase was driven by our Specialty P&C segment due to the pro rata effect of an increase in the volume of written premium during the preceding twelve months, predominantly in our healthcare facilities and physicians lines of business, driven by an increase in renewal pricing.
The following table shows our consolidated net investment result:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2019	2018	Change		2019	2018	Change
Net investment income	$23,681	$23,266	$415	1.8%	$70,038	$67,677	$2,361	3.5%
Equity in earnings (loss) of unconsolidated subsidiaries	(1,277)	5,228	(6,505)	(124.4%)	(7,240)	12,247	(19,487)	(159.1%)
Net investment result	$22,404	$28,494	$(6,090)	(21.4%)	$62,798	$79,924	$(17,126)	(21.4%)
The decrease in our consolidated net investment result for the three and nine months ended September 30, 2019 as compared to the same periods of 2018 was primarily attributable to a decrease in earnings from our unconsolidated subsidiaries, somewhat offset by an increase in net investment income. The decrease in earnings from our unconsolidated subsidiaries for the three and nine months ended September 30, 2019 was driven by lower reported earnings from two LP investments. The increase in net investment income for the three and nine months ended September 30, 2019 was primarily due to higher earnings from our fixed maturity securities and short-term investments due to higher yields in certain asset classes within those portfolios as compared to the same periods of 2018.

The following table shows our total consolidated net realized investment gains (losses):

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2019	2018	Change		2019	2018	Change
Net impairment losses recognized in earnings	$(30)	$(86)	$56	(65.1%)	$(78)	$(490)	$412	(84.1%)
Other net realized investment gains (losses)	1,164	12,459	(11,295)	(90.7%)	47,142	3,141	44,001	1,400.9%
Net realized investment gains (losses)	$1,134	$12,373	$(11,239)	(90.8%)	$47,064	$2,651	$44,413	1,675.3%
For the three and nine months ended September 30, 2019, we recognized a nominal amount of both credit related OTTI in earnings and non-credit OTTI in OCI, both of which related to a corporate bond. We recognized OTTI in earnings of $0.1 million and $0.5 million during the 2018 three- and nine- month periods, respectively, related to debt instruments from two issuers in the energy sector.
Other net realized investment gains primarily reflected changes in the value of our equity trading portfolio and realized gains and losses from the sale of equity securities during the 2019 three- and nine- month periods. See further discussion in our Segment Operating Results - Corporate section that follows.
Expenses
The following table shows our consolidated and segment net loss ratios and net prior accident year loss development:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2019	2018	Change		2019	2018	Change
Current accident year net loss ratio
Consolidated ratio	82.3%	82.1%	0.2	pts	84.0%	82.1%	1.9	pts
Specialty P&C	94.5%	93.4%	1.1	pts	93.9%	91.9%	2.0	pts
Workers' Compensation Insurance	68.2%	70.7%	(2.5)	pts	68.2%	68.0%	0.2	pts
Segregated Portfolio Cell Reinsurance	66.1%	64.8%	1.3	pts	82.5%	66.0%	16.5	pts
Lloyd's Syndicates	58.3%	56.1%	2.2	pts	60.5%	62.7%	(2.2)	pts

Calendar year net loss ratio
Consolidated ratio	74.9%	71.6%	3.3	pts	77.4%	71.2%	6.2	pts
Specialty P&C	85.9%	81.4%	4.5	pts	85.6%	77.4%	8.2	pts
Workers' Compensation Insurance	65.4%	64.8%	0.6	pts	65.8%	64.9%	0.9	pts
Segregated Portfolio Cell Reinsurance	49.4%	45.1%	4.3	pts	69.1%	50.8%	18.3	pts
Lloyd's Syndicates	55.9%	52.7%	3.2	pts	60.5%	63.3%	(2.8)	pts

Favorable (unfavorable) net loss development, prior accident years
Consolidated	$15,941	$21,549	$(5,608)		$42,212	$67,149	$(24,937)
Specialty P&C	$10,750	$14,400	$(3,650)		$31,030	$55,045	$(24,015)
Workers' Compensation Insurance	$1,388	$2,788	$(1,400)		$3,413	$4,163	$(750)
Segregated Portfolio Cell Reinsurance	$3,301	$3,724	$(423)		$7,815	$8,248	$(433)
Lloyd's Syndicates	$502	$637	$(135)		$(46)	$(307)	$261
The slight increase in our consolidated current accident year net loss ratio during the 2019 three-month period as compared to the same respective period of 2018 was primarily due to a higher current accident year net loss ratio in our Specialty P&C segment, largely offset by a lower current accident year net loss ratio in our Workers' Compensation Insurance segment. The current accident year net loss ratio in our Specialty P&C segment was higher due to our continued concern around loss trends in the broader HCPL industry. Additionally, as compared to the 2018 three-month period, the current accident year net loss ratio in our Specialty P&C segment was higher due to the effect of a reduction in the 2018 three-month period to ceded premiums owed under reinsurance agreements with variable premium components for prior accident years which increased net premiums earned during the 2018 three-month period; however, no such adjustment was made during the 2019 three-month period (see further discussion in our Segment Operating Results - Specialty P&C section that follows under the heading "Ceded Premiums Written"). Furthermore, the increase in the current accident year net loss ratio in our Specialty P&C segment during the three-month period was due to changes in the mix of business including a higher volume of earned premium in our excess and surplus lines of business, which carries a higher loss ratio as compared to the segment's overall book of business. In our Workers' Compensation Insurance segment, the current accident year net loss ratio for the 2018 three-month period was higher as compared to the 2019 three-month period due to an increase to the ratio during the third quarter of 2018 driven by the impact of severity-related claim activity related to economic growth trends and the increase in new and less experienced workers to the workforce.
As shown in the table below, two one-time events impacted our net loss ratios and affected the comparability between the nine months ended September 30, 2019 and the nine months ended September 30, 2018. For the nine months ended September 30, 2019, our consolidated and Segregated Portfolio Cell Reinsurance segment net loss ratios were affected by a $10 million reserve that an SPC at Eastern Re established during the second quarter of 2019 associated with an errors and omissions ("E&O") liability policy. We do not participate in the SPC that assumed this policy; therefore, these losses are the obligation of the external cell participants and are reflected in the SPC dividend expense (income), which is an offset to expenses, and thus has no effect on our net income or Segregated Portfolio Cell Reinsurance segment operating results for the nine months ended September 30, 2019 (see further discussion in our Segment Operating Results - Segregated Portfolio Cell Reinsurance section that follows). Furthermore, for the nine months ended September 30, 2018, our consolidated and Specialty P&C segment net loss ratios were affected by a loss portfolio transfer ($26.6 million of net premiums earned at a 95% loss ratio) entered into during the second quarter of 2018 (see further discussion in our Segment Operating Results - Specialty Property & Casualty section that follows).
Given the significance of these two one-time events, we have removed the impact of each from the consolidated loss ratios below (as shown in the columns labeled "Adjusted") in order to assist in the comparability between periods. Consolidated net loss ratios for the nine months ended September 30, 2019 and 2018 were as follows:

	Nine Months Ended September 30
	2019				2018				Change
	As reported	E&O reserve impact		Adjusted	As reported	LPT impact		Adjusted	As reported		Adjusted
Calendar year net loss ratio	77.4%	1.6	pts	75.8%	71.2%	1.2	pts	70.0%	6.2	pts	5.8	pts
Less impact of prior accident years on the net loss ratio	(6.6%)	0.1	pts	(6.7%)	(10.9%)	0.5	pts	(11.4%)	4.3	pts	4.7	pts
Current accident year net loss ratio	84.0%	1.5	pts	82.5%	82.1%	0.7	pts	81.4%	1.9	pts	1.1	pts
Excluding the impact of the previously discussed one-time events as shown in the table above, our consolidated current accident year net loss ratio for the 2019 nine-month period increased approximately 1.1 percentage points as compared to the same period of 2018. The increase during the 2019 nine-month period was primarily due to a higher current accident year net loss ratio in our Specialty P&C segment due to the same factors as previously discussed that drove the segment's higher loss ratio for the 2019 three-month period, partially offset by a lower current accident year net loss ratio in our Lloyd's Syndicates segment driven by an increase in estimated reinsurance recoveries related to property and catastrophe related losses as compared to the prior year period.
In both the 2019 and 2018 three- and nine- month periods, our consolidated calendar year net loss ratio was lower than our consolidated current accident year net loss ratio due to the recognition of net favorable prior year reserve development, as shown in the previous tables. Net favorable prior year reserve development recognized in the 2019 three- and nine- month periods was lower as compared to same respective periods of 2018 primarily due to the observed increase in claim severity in the broader HCPL industry as well as prior year loss volatility in large account business in our Specialty P&C segment.

Our consolidated and segment underwriting expense ratios were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
	2019	2018	Change		2019	2018	Change
Underwriting Expense Ratio
Consolidated	28.7%	30.0%	(1.3)	pts	29.4%	29.0%	0.4	pts
Specialty P&C	23.7%	23.1%	0.6	pts	23.8%	22.2%	1.6	pts
Workers' Compensation Insurance	30.1%	32.6%	(2.5)	pts	30.6%	30.7%	(0.1)	pts
Segregated Portfolio Cell Reinsurance	30.1%	29.1%	1.0	pts	29.2%	29.6%	(0.4)	pts
Lloyd's Syndicates	44.2%	44.4%	(0.2)	pts	44.5%	48.5%	(4.0)	pts
Corporate*	1.2%	2.5%	(1.3)	pts	2.0%	2.5%	(0.5)	pts
*There are no net premiums earned associated with the Corporate segment. Ratios shown are the contribution of the Corporate segment to the consolidated ratio (Corporate operating expenses divided by consolidated net premium earned).

Our consolidated underwriting expense ratio decreased for the 2019 three-month period as compared to the same respective period of 2018 driven by a decrease in consolidated share-based compensation expenses and other compensation related costs and, to a lesser extent, a decrease in operating expenses in our Lloyd's Syndicates segment primarily due to the effect of higher operational expenses incurred during the 2018 three- and nine- month periods associated with the establishment of Syndicate 6131. The decrease in our consolidated underwriting expense ratio for the 2019 three-month period was partially offset by an increase in operating expenses in our Specialty P&C segment driven by fees associated with a data analytics services agreement entered into in the fourth quarter of 2018 and, to a lesser extent, an increase in consolidated DPAC amortization which somewhat outpaced the increase in consolidated net premiums earned.
Our consolidated underwriting expense ratio slightly increased for the 2019 nine-month period as compared to the same respective period of 2018 due to the effect of a loss portfolio transfer (net premiums earned with minimal associated operating expenses) entered into during the second quarter of 2018 in our Specialty P&C segment (see further discussion in our Segment Operating Results - Specialty Property & Casualty section that follows). Excluding the impact of the 2018 loss portfolio transfer, our consolidated underwriting expense ratio for the 2019 nine-month period decreased approximately 1.0 percentage point driven by an increase in consolidated net premiums earned, excluding the impact of the 2018 loss portfolio transfer, which outpaced the increase in consolidated DPAC amortization and a decrease in consolidated share-based compensation expenses and other compensation related costs.
Taxes
Our effective tax rates for the nine months ended September 30, 2019 and 2018 were as follows:

	Nine Months Ended September 30
	2019	2018
Projected annual effective tax rate	(54.4%)	(3.0%)
Tax effect of discrete items	54.4%	(2.8%)
Total effective tax rate	—%	(5.8%)
Our projected annual effective tax rates were benefits of 54.4% and 3.0% as of September 30, 2019 and 2018, respectively, before discrete items were considered. These discrete items increased our effective tax rate by 54.4% and reduced our effective tax rate by 2.8% for the 2019 and 2018 nine-month periods, respectively, as shown in the table above. For the 2019 and 2018 nine-month periods, the most significant discrete item that affected our effective tax rate was the treatment of net realized investment gains. This treatment of net realized investment gains of $44.4 million and $2.6 million in our Corporate segment for the nine months ended September 30, 2019 and 2018, respectively, accounted for an increase of 55.4% and 0.9% in the effective tax rate in the same respective periods.
Our projected annual effective tax rates as of September 30, 2019 and 2018 were different from the statutory federal income tax rate of 21% primarily due to a portion of our investment income being tax-exempt and the utilization of tax credits transferred to us from our tax credit partnership investments. See further discussion in the Segment Operating Results - Corporate section that follows under the heading "Taxes."

Operating Ratio
Our operating ratio is our combined ratio, less our investment income ratio. This ratio provides the combined effect of underwriting profitability and investment income. Our operating ratio for the three months ended September 30, 2019 and 2018 was as follows:

	Three Months Ended September 30
	2019	2018	Change
Combined ratio	103.6%	101.6%	2.0	pts
Less: investment income ratio	11.0%	11.3%	(0.3)	pts
Operating ratio	92.6%	90.3%	2.3	pts
Our operating ratio for the 2019 three-month period as compared to the same period of 2018 increased by approximately 2.3 percentage points driven by a higher combined ratio in our Specialty P&C segment, partially offset by a lower expense ratio in our Corporate segment. The higher combined ratio in our Specialty P&C segment was due to our continued concern around loss trends in the broader HCPL industry and prior year loss volatility on large account business, both of which led to a lower amount of prior accident year favorable development, and, to a lesser extent, changes in the mix of premiums earned which contributed to a higher current accident year net loss ratio. The lower expense ratio in our Corporate segment was driven by a decrease in share-based compensation expenses and other compensation related costs.
As shown in the table below, two one-time events impacted our operating ratios and affected the comparability between the nine months ended September 30, 2019 and the nine months ended September 30, 2018. During the nine months ended September 30, 2019, an SPC at Eastern Re established a $10 million reserve, as previously discussed, which increased our consolidated net loss ratio (see further discussion in our Segment Operating Results - Segregated Portfolio Cell Reinsurance section that follows). We do not participate in the SPC that assumed this policy; therefore, these losses are the obligation of the external cell participants and are reflected in the SPC dividend expense (income). As the SPC dividend expense (income) is not included in the calculation of our expense ratio, our combined ratio for the nine months ended September 30, 2019 was affected by this reserve. Furthermore, for the nine months ended September 30, 2018, our investment income ratio was affected by the 2018 loss portfolio transfer ($26.6 million of net premiums earned with no immediate effect on net investment income).
Given the significance of these two one-time events, we have removed the impact of each from the ratios below for the nine months ended September 30, 2019 and 2018 (as shown in the columns labeled "Adjusted") in order to assist in the comparability between periods. Our operating ratio for the nine months ended September 30, 2019 and 2018 was as follows:

	Nine Months Ended September 30
	2019				2018				Change
	As reported	E&O reserve impact		Adjusted	As reported	LPT impact		Adjusted	As reported		Adjusted
Combined ratio	106.8%	1.6	pts	105.2%	100.2%	(0.2)	pts	100.4%	6.6	pts	4.8	pts
Less: investment income ratio	11.1%	—	pts	11.1%	11.0%	(0.5)	pts	11.5%	0.1	pts	(0.4)	pts
Operating ratio	95.7%	1.6	pts	94.1%	89.2%	0.3	pts	88.9%	6.5	pts	5.2	pts
Excluding the impact of the previously discussed one-time events as shown in the table above, our operating ratio for the 2019 nine-month period increased by approximately 5.2 percentage points driven by the same factors as previously discussed that drove the higher operating ratio for the 2019 three-month period.

ROE
ROE is calculated as annualized net income for the period divided by the average of beginning and ending shareholders’ equity. This ratio measures our overall after-tax profitability and shows how efficiently capital is being used. ROE for the three and nine months ended September 30, 2019 and 2018 was as follows:

	Three Months Ended September 30				Nine Months Ended September 30
	2019	2018	Change		2019	2018	Change
ROE	4.3%	7.9%	(3.6)	pts	5.2%	6.0%	(0.8)	pts
The decrease in our ROE for the 2019 three- and nine- month periods as compared to the same periods of 2018 was due to the decrease in net income, driven by a higher combined ratio in our Specialty P&C segment, as previously discussed, and, to a lesser extent, a decrease in earnings from our unconsolidated subsidiaries. For the 2019 three-month period, the decrease in our ROE also reflected a decrease in net realized investment gains as compared to the same period of 2018. For the 2019 nine-month period, the increase in net realized investment gains as compared to the same period of 2018 largely offset the decreasing effect of a higher combined ratio in our Specialty P&C segment on our ROE.
Book Value per Share
Book value per share is calculated as total shareholders’ equity at the balance sheet date divided by the total number of common shares outstanding. This ratio measures the net worth of the Company to shareholders on a per-share basis. Our book value per share at September 30, 2019 as compared to December 31, 2018 is shown in the following table.

Book Value Per Share
Book Value Per Share at December 31, 2018	$28.39
Increase (decrease) to book value per share during the nine months ended September 30, 2019 attributable to:
Dividends declared	(0.93)
Net income	1.12
OCI	1.04
Other *	(0.06)
Book Value Per Share at September 30, 2019	$29.56
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
The following table is a reconciliation of net income to Non-GAAP operating income:

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands, except per share data)	2019	2018	2019	2018
Net income	$17,193	$31,228	$60,378	$71,507
Items excluded in the calculation of Non-GAAP operating income:
Net realized investment (gains) losses	(1,134)	(12,373)	(47,064)	(2,651)
Net realized gains (losses) attributable to SPCs which no profit/loss is retained (1)	(132)	1,130	1,531	387
Guaranty fund assessments (recoupments)	96	90	202	177
Pre-tax effect of exclusions	(1,170)	(11,153)	(45,331)	(2,087)
Tax effect, at 21% (2)	246	2,342	9,520	438
After-tax effect of exclusions	(924)	(8,811)	(35,811)	(1,649)
Non-GAAP operating income	$16,269	$22,417	$24,567	$69,858
Per diluted common share:
Net income	$0.32	$0.58	$1.12	$1.33
Effect of exclusions	(0.02)	(0.16)	(0.66)	(0.03)
Non-GAAP operating income per diluted common share	$0.30	$0.42	$0.46	$1.30
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

Segment Operating Results - Specialty Property & Casualty
Our Specialty P&C segment focuses on professional liability insurance and medical technology liability insurance as discussed in Note 14 of the Notes to Condensed Consolidated Financial Statements. Segment operating results reflected pre-tax underwriting profit or loss from these insurance lines, exclusive of investment results, which are included in our Corporate segment. Segment operating results included the following:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2019	2018	Change		2019	2018	Change
Net premiums written	$141,299	$143,921	$(2,622)	(1.8%)	$393,210	$394,601	$(1,391)	(0.4%)

Net premiums earned	$125,237	$120,789	$4,448	3.7%	$375,315	$378,355	$(3,040)	(0.8%)
Other income	1,858	1,426	432	30.3%	4,536	3,945	591	15.0%
Net losses and loss adjustment expenses	(107,573)	(98,363)	(9,210)	9.4%	(321,248)	(292,742)	(28,506)	9.7%
Underwriting, policy acquisition and operating expenses	(29,700)	(27,931)	(1,769)	6.3%	(89,177)	(83,833)	(5,344)	6.4%
Segment operating results	$(10,178)	$(4,079)	$(6,099)	149.5%	$(30,574)	$5,725	$(36,299)	(634.0%)

Net loss ratio	85.9%	81.4%	4.5	pts	85.6%	77.4%	8.2	pts
Underwriting expense ratio	23.7%	23.1%	0.6	pts	23.8%	22.2%	1.6	pts
Segment operating results for the three and nine months ended September 30, 2019 and nine months ended September 30, 2018 included the effect of two separate loss portfolio transfers; one entered into during the third quarter of 2019 and one entered into during the second quarter of 2018. A loss portfolio transfer is a form of retroactive insurance coverage as we are assuming and accepting an entity’s existing open and future claim liabilities through the transfer of the entity’s loss reserves. The loss portfolio transfer entered into during the third quarter of 2019 resulted in total net premiums written and earned of $2.7 million (consisting of $0.9 million of retroactive premium and $1.8 million of prospective (tail) premium) and total net losses and loss adjustment expenses of $2.1 million. The loss portfolio transfer entered into during the second quarter of 2018 resulted in total net premiums written and earned of $26.6 million (consisting of $18.7 million of retroactive premium and $7.9 million of prospective (tail) premium) and total net losses and loss adjustment expenses of $25.4 million. See further discussion of these loss portfolio transfers in Note 4 of the Notes to Condensed Consolidated Financial Statements.
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
Gross, ceded and net premiums written were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2019	2018	Change		2019	2018	Change
Gross premiums written	$164,991	$167,639	$(2,648)	(1.6%)	$459,324	$456,137	$3,187	0.7%
Less: Ceded premiums written	23,692	23,718	(26)	(0.1%)	66,114	61,536	4,578	7.4%
Net premiums written	$141,299	$143,921	$(2,622)	(1.8%)	$393,210	$394,601	$(1,391)	(0.4%)

Gross Premiums Written
Gross premiums written by component were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2019	2018	Change		2019	2018	Change
Professional liability
Physicians (1)(8)
Twelve month term	$106,993	$110,730	$(3,737)	(3.4%)	$288,090	$274,494	$13,596	5.0%
Twenty-four month term	6,368	4,898	1,470	30.0%	23,054	17,719	5,335	30.1%
Total Physicians	113,361	115,628	(2,267)	(2.0%)	311,144	292,213	18,931	6.5%
Healthcare facilities (2)(8)	17,329	20,178	(2,849)	(14.1%)	53,617	49,312	4,305	8.7%
Other healthcare providers (3)	10,189	9,972	217	2.2%	27,471	25,755	1,716	6.7%
Legal professionals (4)	6,595	6,771	(176)	(2.6%)	21,410	21,233	177	0.8%
Tail coverages (5)(6)	7,237	5,905	1,332	22.6%	16,418	21,676	(5,258)	(24.3%)
Retroactive coverages (6)	900	—	900	nm	900	18,708	(17,808)	(95.2%)
Total professional liability	155,611	158,454	(2,843)	(1.8%)	430,960	428,897	2,063	0.5%
Medical technology liability (7)	9,223	9,061	162	1.8%	26,363	26,882	(519)	(1.9%)
Other (9)	157	124	33	26.6%	2,001	358	1,643	458.9%
Total	$164,991	$167,639	$(2,648)	(1.6%)	$459,324	$456,137	$3,187	0.7%

(1)
Physician policies were our greatest source of premium revenues in both 2019 and 2018. The decrease in twelve month term premiums during the 2019 three-month period as compared to the same period of 2018 was driven by the pending renewal of a $3.6 million policy. Excluding the effect of this timing difference, twelve month term premiums remained relatively unchanged during the 2019 three-month period as compared to the same period of 2018 primarily due to an increase in renewal pricing and new business written, almost entirely offset by retention losses and a decrease in premiums assumed in which we participate on a quota share basis due to the timing of the prior year policy renewal. The increase in twelve month term premiums during the 2019 nine-month period included net timing differences of $4.0 million primarily related to the prior year renewal of certain policies. Excluding the effect of these timing differences, twelve month term premiums increased approximately $9.6 million as compared to the same period of 2018. The remaining increase during the 2019 nine-month period was due to new business written, including the addition of three large policies totaling $10.3 million and, to a lesser extent, an increase in renewal pricing, partially offset by retention losses. Renewal pricing increases in both the 2019 three- and nine- month periods are reflective of our concern about increases in loss severity. We also offer twenty-four month term premiums to our physician insureds in one selected jurisdiction. The increase in twenty-four month term premiums during the 2019 three- and nine- month periods, as compared to the same respective periods in 2018, primarily reflected the normal cycle of renewals (policies subject to renewal in 2019 were previously written in 2017 rather than in 2018).

(2)
Our healthcare facilities premium (which includes hospitals, surgery centers and other similar facilities) decreased for the 2019 three-month period driven by retention losses, partially offset by timing differences of $1.0 million primarily related to the renewal of a few large policies, new business written and an increase in renewal pricing. The increase in the 2019 nine-month period was driven by new business written, including three large policies totaling $4.1 million, and an increase in renewal pricing, partially offset by retention losses and, to a lesser extent, timing differences of $1.7 million primarily related to the renewal of a few large policies. Given the loss environment and initial loss indications we are seeing in the healthcare facilities space, we are seeking rate increases where we believe appropriate. As a result of our underwriting evaluation, we decided not to renew certain products written on an excess and surplus lines basis which drove the lower retention in both periods. As we continue to reevaluate certain books of business, we anticipate our retention to remain at a lower than historic level. In addition, retention in both periods was impacted by the loss of two large policies totaling $1.7 million due to price competition.

(3)	Our other healthcare providers are primarily dentists, chiropractors and allied health professionals.

(4)
Our legal professionals policies are primarily individual and small group policies in select areas of practice. Our legal professionals premium remained relatively unchanged for both the 2019 three- and nine- month periods as compared to the same periods of 2018 as new business written and renewal pricing increases were offset by retention losses. The increase in renewal pricing in both periods was primarily the result of an increase in the rate charged for certain renewed policies in select states due to rate filings.

(5)
We offer extended reporting endorsement or "tail" coverage to insureds who discontinue their claims-made coverage with us, and we also periodically offer tail coverage through custom policies. Tail coverage premiums are generally 100% earned in the period written because the policies insure only incidents that occurred in prior periods and are not cancellable. The amount of tail coverage premium written can vary significantly from period to period. The increase in tail premiums during the 2019 three-month period as compared to the same period of 2018 was driven by $1.8 million of tail coverage provided in connection with a loss portfolio transfer entered into during the third quarter of 2019, as previously discussed. The decrease in tail premiums during the 2019 nine-month period was driven by $7.9 million of tail coverage provided in connection with a loss portfolio transfer entered into during the second quarter of 2018, partially offset by the aforementioned third quarter 2019 loss portfolio transfer.

(6)
We offer custom alternative risk solutions including loss portfolio transfers for healthcare entities who, most commonly, are exiting a line of business, changing an insurance approach or simply preferring to transfer risk. In the third quarter of 2019, we entered into a loss portfolio transfer with a regional hospital group which resulted in $0.9 million of retroactive premium written and fully earned in the 2019 three- and nine- month periods. In the second quarter of 2018, we entered into a loss portfolio transfer with a large healthcare organization which resulted in $18.7 million of retroactive premium written and fully earned in the 2018 nine-month period. See Note 4 of the Notes to the Condensed Consolidated Financial Statements for further information on these transactions.

(7)
Our medical technology liability business is marketed throughout the U.S.; coverage is typically offered on a primary basis, within specified limits, to manufacturers and distributors of medical technology and life sciences products including entities conducting human clinical trials. In addition to the previously listed factors that affect our premium volume, our medical technology liability premium is impacted by the sales volume of insureds. Our medical technology liability premium remained relatively unchanged during the 2019 three-month period. The decrease during the 2019 nine-month period was primarily due to retention losses, partially offset by new business written and, to a lesser extent, an increase in renewal pricing. Changes in renewal pricing during the 2019 three- and nine- month periods were primarily due to changes in the sales volume of certain insureds. Retention losses in the 2019 three- and nine- month periods are largely attributable to an increase in competition on terms and pricing.

(8)
Certain components of our gross premiums written include alternative market premiums. We cede either all or a portion of the alternative market premium, net of reinsurance, to certain SPCs of our wholly owned Cayman Islands reinsurance subsidiaries, Inova Re and Eastern Re, which are reported in our Segregated Portfolio Cell Reinsurance segment (see further discussion in the Ceded Premiums Written section that follows). The portion not ceded to the SPCs is retained within our Specialty P&C segment. Alternative market gross premiums written by component for the 2019 and 2018 three- and nine- month periods were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in millions)	2019	2018	Change		2019	2018	Change
Physicians	$—	$—	$—	—%	$1.4	$1.4	$—	—%
Healthcare facilities	0.7	0.7	—	—%	4.6	4.2	0.4	9.5%
Total	$0.7	$0.7	$—	—%	$6.0	$5.6	$0.4	7.1%
Alternative market gross premiums written remained relatively unchanged during the 2019 three- and nine- month periods as compared to the same periods of 2018.

(9)
This component of gross premiums written includes all other product lines within our Specialty P&C segment. The increase during the 2019 nine-month period was due to a $1.5 million specialty contractual liability policy.

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

The change in renewal pricing for our Specialty P&C segment, including by major component, was as follows:

	Three Months Ended September 30	Nine Months Ended September 30
	2019	2019
Specialty P&C segment (1)	7%	6%
Physicians (1)(2)	8%	6%
Healthcare facilities (1)(2)	12%	15%
Other healthcare providers (1)	5%	5%
Legal professionals (2)	3%	2%
Medical technology liability (2)	(1%)	1%
(1) Excludes certain policies written on an excess and surplus lines basis as the terms and conditions of these policies are not consistent between periods.
(2) See Gross Premiums Written section for further explanation of changes in renewal pricing.
New business written by major component on a direct basis was as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(In millions)	2019	2018	2019	2018
Physicians	$5.8	$6.2	$23.3	$14.9
Healthcare facilities	0.9	8.9	7.8	13.2
Other healthcare providers	0.6	0.4	1.3	2.1
Legal professionals	0.4	0.7	2.1	2.4
Medical technology liability	1.3	0.6	3.5	2.4
Total	$9.0	$16.8	$38.0	$35.0
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
Retention for our Specialty P&C segment, including by major component, was as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
Specialty P&C segment (1)	86%	89%	87%	89%
Physicians (1)	89%	89%	89%	90%
Healthcare facilities (1)(2)	57%	82%	69%	86%
Other healthcare providers (1)	87%	87%	88%	87%
Legal professionals	88%	89%	88%	85%
Medical technology liability (2)	85%	93%	85%	90%
(1) Excludes certain policies written on an excess and surplus lines basis as the terms and conditions of these policies are not consistent between periods.
(2) See Gross Premiums Written section for further explanation of retention decline in 2019.

Ceded Premiums Written
Ceded premiums represent the amounts owed to our reinsurers for their assumption of a portion of our losses. Through our current excess of loss reinsurance arrangements we generally retain the first $1 million in risk insured by us and cede coverages in excess of this amount. For our healthcare professional liability coverages, we also retain from 4% - 9% of the next $25 million of risk for coverages in excess of $1 million. For our medical technology liability coverages, we also retain 10% of the next $9 million of risk for coverages in excess of $1 million. We pay our reinsurers a ceding premium in exchange for their accepting the risk, and in certain of our excess of loss arrangements, the ultimate amount of which is determined by the loss experience of the business ceded, subject to certain minimum and maximum amounts.
Ceded premiums written were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2019	2018	Change		2019	2018	Change
Excess of loss reinsurance arrangements (1)	$9,580	$9,722	$(142)	(1.5%)	$27,562	$27,460	$102	0.4%
Premium ceded to Syndicate 1729 (2)	—	—	—	—%	—	2,105	(2,105)	nm
Other shared risk arrangements (3)	12,703	13,456	(753)	(5.6%)	30,556	28,321	2,235	7.9%
Premium ceded to SPCs (4)	575	524	51	9.7%	5,465	5,041	424	8.4%
Other ceded premiums written	834	856	(22)	(2.6%)	2,531	2,508	23	0.9%
Adjustment to premiums owed under reinsurance agreements, prior accident years, net (5)	—	(840)	840	nm	—	(3,899)	3,899	nm
Total ceded premiums written	$23,692	$23,718	$(26)	(0.1%)	$66,114	$61,536	$4,578	7.4%

(1)
We generally reinsure risks under our excess of loss reinsurance arrangements pursuant to which the reinsurers agree to assume all or a portion of all risks that we insure above our individual risk retention levels, up to the maximum individual limits offered. In certain of our excess of loss reinsurance arrangements, the premium due to the reinsurer is determined by the loss experience of that business reinsured, subject to certain minimum and maximum amounts. Premium due to reinsurers also fluctuates with the volume of written premium subject to cession under the arrangement. For the 2019 three- and nine- month periods, the change in ceded premiums written under our excess of loss reinsurance arrangements primarily reflected changes in the overall volume of gross premiums written subject to cession.

(2)
Prior to January 1, 2018, our Specialty P&C segment ceded premiums to Syndicate 1729 under a quota share reinsurance agreement. We record our participation in Syndicate 1729 in our Lloyd's Syndicates segment on a quarter lag, except when information is material to the current period. We also recorded the cession to Syndicate 1729 from our Specialty P&C segment on the same quarter lag as the amounts were not material and that permitted the cession to be reported by both our Lloyd's Syndicates segment and our Specialty P&C segment in the same reporting period. The decrease in premiums ceded to Syndicate 1729 during the 2019 nine-month period is due to the non-renewal of the quota share reinsurance agreement with Syndicate 1729 on January 1, 2018; the impact of which was not reflected in ceded premiums written until the second quarter of 2018 due to the previously mentioned quarter lag. See the Segment Operating Results - Lloyd's Syndicates section for further discussion on the quota share agreement.

(3)
We have entered into various shared risk arrangements, including quota share, fronting, and captive arrangements, with certain large healthcare systems and other insurance entities. These arrangements include our Ascension Health and CAPAssurance programs. While we cede a large portion of the premium written under these arrangements, they provide us an opportunity to grow net premium through strategic partnerships. For the 2019 three-month period, the decrease in ceded premiums written under our shared risk arrangements was primarily due to changes in exposure related to one of our Ascension Health programs, partially offset by growth in certain of our other shared risk arrangements. For the 2019 nine-month period, the increase in ceded premiums written under our shared risk arrangements was primarily driven by growth in our CAPAssurance program.

(4)
As previously discussed, as a part of our alternative market solutions, all or a portion of certain healthcare premium written is ceded to SPCs in our Segregated Portfolio Cell Reinsurance segment under either excess of loss or quota share reinsurance agreements, depending on the structure of the individual program. See the Segment Operating Results - Segregated Portfolio Cell Reinsurance section for further discussion on the cession to the SPCs from our Specialty P&C segment. Premiums ceded to SPCs during the 2019 three- and nine- month periods remained relatively unchanged as compared to the same periods of 2018.

(5)
Given the length of time that it takes to resolve our claims, many years may elapse before all losses recoverable under a reinsurance arrangement are known. As a part of the process of estimating our loss reserve we also make estimates regarding the amounts recoverable under our reinsurance arrangements. As previously discussed, the premiums ultimately ceded under certain of our excess of loss reinsurance arrangements are subject to the losses ceded under the arrangements. As part of the review of our reserves during both the 2019 three- and nine- month periods, we concluded that our current estimate of expected losses and associated recoveries for prior year ceded losses was reasonable; therefore, we did not adjust our estimate of ceded premiums owed to reinsurers during the 2019 three- and nine- month periods. For the 2018 three- and nine- month periods, we reduced our estimate of expected losses and associated recoveries for prior year ceded losses, as well as our estimate of ceded premiums owed to reinsurers. Changes to estimates of premiums ceded related to prior accident years are fully earned in the period the changes in estimates occur.

Ceded Premiums Ratio
As shown in the table below, our ceded premiums ratio was affected in 2018 by revisions to our estimate of premiums owed to reinsurers related to coverages provided in prior accident years.

	Three Months Ended September 30				Nine Months Ended September 30
	2019	2018	Change		2019	2018	Change
Ceded premiums ratio, as reported	14.4%	14.1%	0.3	pts	14.4%	13.5%	0.9	pts
Less the effect of adjustments in premiums owed under reinsurance agreements, prior accident years (as previously discussed)	—%	(0.5%)	0.5	pts	—%	(0.9%)	0.9	pts
Ratio, current accident year	14.4%	14.6%	(0.2)	pts	14.4%	14.4%	—	pts
The slight decrease in the current accident year ceded premiums ratio during the 2019 three-month period was primarily due to a decrease in premiums ceded under our other shared risk arrangements, primarily due to changes in exposure related to one of our Ascension Health programs. For the 2019 nine-month period, the current accident year ceded premiums ratio was unchanged as compared to the same period of 2018 due to offsetting factors. While the effect of the non-renewal of the quota share reinsurance agreement with Syndicate 1729 decreased the current accident year ceded premiums ratio, the impact was offset by the effect of the loss portfolio transfer entered into during the second quarter of 2018 (increase in gross premiums written with no premium ceded). See discussion above under the heading "Ceded Premiums Written."
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
Net premiums earned were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2019	2018	Change		2019	2018	Change
Gross premiums earned	$146,514	$141,811	$4,703	3.3%	$434,699	$437,108	$(2,409)	(0.6%)
Less: Ceded premiums earned	21,277	21,022	255	1.2%	59,384	58,753	631	1.1%
Net premiums earned	$125,237	$120,789	$4,448	3.7%	$375,315	$378,355	$(3,040)	(0.8%)
The increase in gross premiums earned during the 2019 three-month period was primarily due to a loss portfolio transfer entered into during the third quarter of 2019 which resulted in $2.7 million of one-time premium written and fully earned in the current period (see discussion under the heading "Gross Premiums Written"). Additionally, the increase in gross premiums earned during the 2019 three-month period reflected the pro rata effect of an increase in the volume of written premium during the preceding twelve months, predominantly in our physicians line of business driven by increases in renewal pricing. The decrease in gross premiums earned during the 2019 nine-month period was due to the loss portfolio transfer entered into during the second quarter of 2018 which resulted in $26.6 million of one-time premium written and fully earned in the prior period (see discussion under the heading "Gross Premiums Written"). After removing the impact of the loss portfolio transfer, gross premiums earned increased during the 2019 nine-month period driven by the pro rata effect of an increase in the volume of written premium during the preceding twelve months, predominantly in our healthcare facilities and physicians lines of business driven by an increase in renewal pricing.
The increase in ceded premiums earned during the 2019 three- and nine- month periods as compared to the same periods of 2018 reflected the effect of adjustments made during the 2018 three- and nine- month periods to ceded premiums owed under reinsurance agreements related to prior accident year losses; no such adjustments were made during the same respective periods of 2019 (see previous discussion in footnote 5 under the heading "Ceded Premiums Written"). After removing the effect of the prior accident year ceded premium adjustments in 2018, ceded premiums earned decreased during the 2019 three- and nine- month periods approximately $0.6 million and $3.3 million, respectively, as compared to the same periods of 2018. The decrease in ceded premiums earned during both the 2019 three- and nine- month periods was driven by the non-renewal of the quota share reinsurance agreement with Syndicate 1729, partially offset by the pro rata effect of an increase in premiums ceded under our shared risk arrangements during the preceding twelve months, predominately in our CAPAssurance program.
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
The following table summarizes calendar year net loss ratios by separating losses between the current accident year and all prior accident years. Additionally, the table shows our current accident year net loss ratios for the three and nine months ended September 30, 2018 were affected by revisions to our estimate of premiums owed to reinsurers related to coverages provided in prior accident years. The net loss ratios for our Specialty P&C segment were as follows:

	Net Loss Ratios (1)
	Three Months Ended September 30				Nine Months Ended September 30
	2019	2018	Change		2019	2018	Change
Calendar year net loss ratio	85.9%	81.4%	4.5	pts	85.6%	77.4%	8.2	pts
Less impact of prior accident years on the net loss ratio	(8.6%)	(12.0%)	3.4	pts	(8.3%)	(14.5%)	6.2	pts
Current accident year net loss ratio	94.5%	93.4%	1.1	pts	93.9%	91.9%	2.0	pts
Less estimated ratio increase (decrease) attributable to:
Ceded premium adjustments, prior accident years (2)	—%	(0.7%)	0.7	pts	—%	(1.0%)	1.0	pts
Current accident year net loss ratio, excluding the effect of prior year ceded premium (3)	94.5%	94.1%	0.4	pts	93.9%	92.9%	1.0	pts

(1)	Net losses, as specified, divided by net premiums earned.

(2)
Reductions to premiums owed under reinsurance agreements for prior accident years increased net premiums earned (the denominator of the current accident year ratio) for the 2018 three- and nine- month periods. No such adjustments were made during the 2019 three- and nine- month periods. See the discussion in the Premiums section for our Specialty P&C segment under the heading "Ceded Premiums Written" for additional information.

(3)
The current accident year net loss ratio for the 2019 three- and nine- month periods as compared to the same periods of 2018, excluding the effect of prior year ceded premium adjustments (as shown in the table above), was higher due to our continued concern around loss trends in the broader HCPL industry. Furthermore, the increase in the current accident year net loss ratio during the 2019 three- and nine- month periods was due to changes in the mix of business including a higher volume of earned premium in our excess and surplus lines of business, which carries a higher loss ratio as compared to the segment's overall book of business. The increase in the current accident year net loss ratio during the 2019 nine-month period was partially offset by the effect of the loss portfolio transfer (net premiums earned at a 95% loss ratio) entered into during the second quarter of 2018, as previously discussed under the heading "Gross Premiums Written."

We recognized net favorable loss development related to our previously established reserves of $10.8 million and $31.0 million during the three and nine months ended September 30, 2019, respectively, and $14.4 million and $55.0 million during the same respective periods of 2018. We re-evaluate our previously established reserve each quarter based upon the most recently completed actuarial analysis supplemented by any new analysis, information or trends that have emerged since the date of that study. We also take into account currently available industry trend information. Development recognized during the three and nine months ended September 30, 2019 principally related to accident years 2012 through 2015. Development recognized during the three and nine months ended September 30, 2018 principally related to accident years 2011 through 2015. While our reserves continue to develop favorably, net favorable prior year reserve development recognized in the 2019 three- and nine- month periods was lower as compared to the same respective periods of 2018 primarily due to the observed increase in claim severity in the broader HCPL industry as well as prior year loss volatility in large account business.
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
Underwriting, Policy Acquisition and Operating Expenses
Our Specialty P&C segment underwriting, policy acquisition and operating expenses were comprised as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2019	2018	Change		2019	2018	Change
DPAC amortization	$13,733	$12,901	$832	6.4%	$42,268	$38,886	$3,382	8.7%
Management fees	1,925	2,018	(93)	(4.6%)	5,365	5,504	(139)	(2.5%)
Other underwriting and operating expenses	14,042	13,012	1,030	7.9%	41,544	39,443	2,101	5.3%
Total	$29,700	$27,931	$1,769	6.3%	$89,177	$83,833	$5,344	6.4%
DPAC amortization increased for the three and nine months ended September 30, 2019 as compared to the same respective periods of 2018 driven by an increase in earned premium, excluding the effects of the premium earned from the loss portfolio transfers from the third quarter of 2019 and the second quarter of 2018 as there were no deferred acquisition costs associated with those transactions (see discussion under the heading "Gross Premiums Written"). For the 2019 three-month period, the increase in DPAC amortization was partially offset by an increase in ceding commission income, which is an offset to expense, primarily due to growth in certain of our shared risk arrangements. For the 2019 nine-month period, the increase in DPAC amortization also reflected a decrease in ceding commission income due to the reduction in premiums ceded to Syndicate 1729, partially offset by an increase in ceding commission income from certain of our shared risk arrangements.
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
Other underwriting and operating expenses increased during the 2019 three- and nine- month periods as compared to the same respective periods of 2018 due to fees incurred associated with a data analytics services agreement entered into during the fourth quarter of 2018 of $1.4 million and $3.7 million, respectively, partially offset by a decrease in compensation related costs as a result of lower bonuses. See Note 7 of the Notes to Condensed Consolidated Financial Statements for further information on the data analytics services agreement.

Underwriting Expense Ratio (the Expense Ratio)
Our expense ratio for the Specialty P&C segment for the three and nine months ended September 30, 2019 and 2018, respectively, was as follows:

	Three Months Ended September 30				Nine Months Ended September 30
	2019	2018	Change		2019	2018	Change
Underwriting expense ratio	23.7%	23.1%	0.6	pts	23.8%	22.2%	1.6	pts
The underwriting expense ratio increased in the 2019 three- and nine- month periods as compared to the same periods of 2018. Excluding the impacts of the loss portfolio transfers entered into during the third quarter of 2019 and the second quarter of 2018 (net premiums earned with minimal associated operating expenses), the underwriting expense ratio for the 2019 three- and nine- month periods increased 1.1 percentage points and 0.2 percentage points, respectively, as compared to the same periods of 2018. The increase in the underwriting expense ratio in the 2019 three- and nine- month periods as compared to the same periods of 2018 was driven by the fees associated with a data analytics services agreement, as discussed above, partially offset by a decrease in compensation related costs as a result of lower bonuses.

Segment Operating Results - Workers' Compensation Insurance
Our Workers' Compensation Insurance segment includes workers' compensation products provided to employers generally with 1,000 or fewer employees, as discussed in Note 14 of the Notes to Condensed Consolidated Financial Statements. Workers' compensation products offered include guaranteed cost policies, policyholder dividend policies, retrospectively-rated policies, deductible policies and alternative market solutions. Alternative market products include program design, fronting, claims administration, risk management, SPC rental, asset management and SPC management services. Alternative market premiums are 100% ceded to either the SPCs within our Segregated Portfolio Cell Reinsurance segment or, to a limited extent, an unaffiliated captive insurer. Our Workers' Compensation Insurance segment operating results reflected pre-tax underwriting profit or loss from these workers' compensation products, exclusive of investment results, which are included in our Corporate segment. Segment operating results included the following:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2019	2018	Change		2019	2018	Change
Net premiums written	$49,663	$45,945	$3,718	8.1%	$146,101	$150,581	$(4,480)	(3.0%)

Net premiums earned	$49,477	$47,296	$2,181	4.6%	$141,990	$135,230	$6,760	5.0%
Other income	494	376	118	31.4%	1,948	1,828	120	6.6%
Net losses and loss adjustment expenses	(32,356)	(30,650)	(1,706)	5.6%	(93,424)	(87,794)	(5,630)	6.4%
Underwriting, policy acquisition and operating expenses	(14,895)	(15,410)	515	(3.3%)	(43,456)	(41,545)	(1,911)	4.6%
Segment operating results	$2,720	$1,612	$1,108	68.7%	$7,058	$7,719	$(661)	(8.6%)

Net loss ratio	65.4%	64.8%	0.6	pts	65.8%	64.9%	0.9	pts
Underwriting expense ratio	30.1%	32.6%	(2.5)	pts	30.6%	30.7%	(0.1)	pts
Premiums Written
Our workers’ compensation premium volume is driven by five primary factors: (1) the amount of new business written, (2) audit premium, (3) retention of our existing book of business, (4) premium rates charged on our renewal book of business and (5) changes in payroll exposure.
Gross, ceded and net premiums written were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2019	2018	Change		2019	2018	Change
Gross premiums written	$70,066	$65,719	$4,347	6.6%	$223,638	$228,271	$(4,633)	(2.0%)
Less: Ceded premiums written	20,403	19,774	629	3.2%	77,537	77,690	(153)	(0.2%)
Net premiums written	$49,663	$45,945	$3,718	8.1%	$146,101	$150,581	$(4,480)	(3.0%)
Gross Premiums Written
Gross premiums written by product were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2019	2018	Change		2019	2018	Change
Traditional business:
Guaranteed cost	$44,164	$39,601	$4,563	11.5%	$124,460	$122,474	$1,986	1.6%
Policyholder dividend	4,718	4,551	167	3.7%	16,972	17,737	(765)	(4.3%)
Deductible	2,199	2,277	(78)	(3.4%)	5,276	7,236	(1,960)	(27.1%)
Retrospective	36	369	(333)	(90.2%)	3,073	6,013	(2,940)	(48.9%)
Other	2,220	2,123	97	4.6%	6,822	7,305	(483)	(6.6%)
Alternative market business	16,729	16,798	(69)	(0.4%)	67,035	67,506	(471)	(0.7%)
Total	$70,066	$65,719	$4,347	6.6%	$223,638	$228,271	$(4,633)	(2.0%)

Gross premiums written in our traditional business increased during the three months ended September 30, 2019 as compared to the same period of 2018, which primarily reflected new business written, including the addition of four large policies totaling $3.9 million, and an increase in audit premium, partially offset by a decrease in renewal pricing and the renewal retention rate. Gross premiums written in our traditional business decreased during the nine months ended September 30, 2019 as compared to the same period of 2018, which reflected our reaction to underpricing that is occurring in a very competitive market. New business written, renewal pricing and the renewal retention rate all declined during the 2019 nine-month period as compared to the same period of 2018. Retrospective policy premiums written include an estimate for retrospective premium adjustments, which are based on the loss experience of the underlying policies. Retrospective premium adjustments decreased premiums written by $0.4 million and $1.8 million in the 2019 three- and nine- month periods, respectively, compared to adjustments that decreased premiums written by $0.2 million and increased premiums written by $0.4 million for the same respective periods of 2018.
New business opportunities, renewal pricing and retention continue to be a challenge as a result of intense competition, especially from package carriers that are willing to underprice their workers’ compensation products to offset other coverages. This has resulted in fewer new business opportunities, which is reflected in a 13% decline in submissions during the 2019 nine-month period. However, new business written was higher for the three and nine months ended September 30, 2018 as it included approximately $3.1 million and $11.1 million, respectively, of premiums written related to the acquisition of the Great Falls renewal book of business. Renewal pricing decreases reflect the competitive market, as well as the impact of state loss cost decreases in the majority of the states in which we write business. In addition, the decrease in the retention rate during the 2019 nine-month period reflected the loss of two large policies totaling approximately $3.3 million during the second quarter of 2019. If these two policies would have renewed, the retention rate for the segment during the 2019 nine-month period would have been 1.4 percentage points higher as compared to the same period of 2018.
Gross premiums written in our alternative market business decreased during the 2019 three- and nine- month periods as compared to the same periods in 2018. New business and renewal pricing trends in our alternative market business for the 2019 nine-month period were relatively consistent with the trends in our traditional business. We retained all 16 of the available workers' compensation alternative market programs up for renewal during the nine months ended September 30, 2019. During the third quarter of 2019, we added one new alternative market program at Inova Re.
New business, audit premium, retention and renewal price changes for both the traditional business and the alternative market business are shown in the table below:

	Three Months Ended September 30
	2019			2018
($ in millions)	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results
New business	$10.5	$0.8	$11.3	$10.2	$1.6	$11.8
Audit premium (including EBUB)	$1.4	$0.4	$1.8	$0.6	$0.6	$1.2
Retention rate (1)	81%	96%	84%	85%	87%	85%
Change in renewal pricing (2)	(4%)	(5%)	(4%)	1%	1%	1%

	Nine Months Ended September 30
	2019			2018
($ in millions)	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results
New business	$22.3	$3.0	$25.3	$34.2	$7.0	$41.2
Audit premium (including EBUB)	$2.3	$1.3	$3.6	$2.6	$1.0	$3.6
Retention rate (1)	81%	93%	84%	85%	91%	87%
Change in renewal pricing (2)	(3%)	(4%)	(3%)	(1%)	—%	—%

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

Ceded Premiums Written
Ceded premiums written were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2019	2018	Change		2019	2018	Change
Premiums ceded to SPCs	$16,706	$16,275	$431	2.6%	$64,610	$63,214	$1,396	2.2%
Premiums ceded to external reinsurers	3,471	3,429	42	1.2%	10,287	9,502	785	8.3%
Premiums ceded to unaffiliated captive insurers	23	523	(500)	(95.6%)	2,425	4,292	(1,867)	(43.5%)
Change in return premium estimate under external reinsurance	203	(453)	656	144.8%	215	682	(467)	(68.5%)
Total ceded premiums written	$20,403	$19,774	$629	3.2%	$77,537	$77,690	$(153)	(0.2%)
Our Workers' Compensation Insurance segment cedes alternative market business under a 100% quota share reinsurance agreement, net of a ceding commission, to SPCs in our Segregated Portfolio Cell Reinsurance segment.
Under our external reinsurance agreement, we retain the first $0.5 million in risk insured by us and cede losses in excess of this amount on each loss occurrence under our primary external reinsurance treaty. Effective May 1, 2019, our primary reinsurance layer was renewed with an AAD equal to the greater of $3.9 million or 2.1% of subject premium, in excess of the $0.5 million retention per loss occurrence, and the elimination of the return premium component of the contract. The addition of the AAD was partially offset by a reduction in the reinsurance rates under our renewed program. Per our reinsurance agreements, we cede premiums related to our traditional business on an earned premium basis. The increase in premiums ceded to external reinsurers during the three and nine months ended September 30, 2019 primarily reflected an increase in earned premium, partially offset by the impact of lower reinsurance rates for the treaty year effective May 1, 2019.
The decrease in premiums ceded to unaffiliated captive insurers during the three and nine months ended September 30, 2019 reflected the impact of a novation of an unaffiliated captive program into an SPC at Inova Re during the fourth quarter of 2018. The premium now written through this SPC is reflected in premiums ceded to SPCs in the table above. As of September 30, 2019, there is only one remaining unaffiliated captive program.
Changes in the return premium estimate reflected the loss experience under the reinsurance contract for the three and nine months ended September 30, 2019 and 2018. The change in estimated return premium for the three and nine months ended September 30, 2019 reflected prior year unfavorable loss development on reinsured claims.
Ceded Premiums Ratio
Ceded premiums ratio was as follows:

	Three Months Ended September 30				Nine Months Ended September 30
	2019	2018	Change		2019	2018	Change
Ceded premiums ratio, as reported	33.5%	34.2%	(0.7)	pts	34.1%	34.6%	(0.5)	pts
Less the effect of:
Premiums ceded to SPCs (100%)	25.4%	25.8%	(0.4)	pts	26.2%	25.0%	1.2	pts
Retrospective premium adjustments	—%	—%	—	pts	0.1%	—%	0.1	pts
Premiums ceded to unaffiliated captive insurers (100%)	1.2%	2.4%	(1.2)	pts	1.1%	2.7%	(1.6)	pts
Return premium estimated under external reinsurance	0.4%	(0.9%)	1.3	pts	0.1%	0.5%	(0.4)	pts
Assumed premiums earned (not ceded to external reinsurers)	(0.3%)	(0.3%)	—	pts	(0.3%)	(0.3%)	—	pts
Ceded premiums ratio (related to external reinsurance), less the effects of above	6.8%	7.2%	(0.4)	pts	6.9%	6.7%	0.2	pts
The above table reflects ceded premiums earned as a percent of gross premiums earned. As discussed above, we cede premiums related to our traditional business to external reinsurers on an earned premium basis. For the three months ended September 30, 2019, the ceded premiums ratio, excluding the effects in the table above, decreased as compared to the same period in 2018 which primarily reflected the impact of lower reinsurance rates for the treaty year effective May 1, 2019.

Net Premiums Earned
Net premiums earned were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2019	2018	Change		2019	2018	Change
Gross premiums earned	$74,403	$71,835	$2,568	3.6%	$215,561	$206,927	$8,634	4.2%
Less: Ceded premiums earned	24,926	24,539	387	1.6%	73,571	71,697	1,874	2.6%
Net premiums earned	$49,477	$47,296	$2,181	4.6%	$141,990	$135,230	$6,760	5.0%
Net premiums earned consist of gross premiums earned less the portion of earned premiums that we cede to SPCs in our Segregated Portfolio Cell Reinsurance segment, external reinsurers or to any unaffiliated captive insurers. Because premiums are generally earned pro rata over the entire policy period, fluctuations in premiums earned tend to lag those of premiums written. Our workers’ compensation policies are twelve month term policies, and premiums are earned on a pro rata basis over the policy period. Net premiums earned also include premium adjustments related to the audit of our insureds' payrolls. Payroll audits are conducted subsequent to the end of the policy period and any related adjustments are recorded as fully earned in the current period. In addition, we record an estimate for EBUB and evaluate the estimate on a quarterly basis. We did not adjust the EBUB estimate during the three and nine months ended September 30, 2019 or 2018. The increase in net premiums earned primarily reflected the pro rata effect of higher net premiums written during the preceding twelve months, partially offset by retrospective premium adjustments, as previously discussed.
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

	Three Months Ended September 30				Nine Months Ended September 30
	2019	2018	Change		2019	2018	Change
Calendar year net loss ratio	65.4%	64.8%	0.6	pts	65.8%	64.9%	0.9	pts
Less impact of prior accident years on the net loss ratio	(2.8%)	(5.9%)	3.1	pts	(2.4%)	(3.1%)	0.7	pts
Current accident year net loss ratio	68.2%	70.7%	(2.5)	pts	68.2%	68.0%	0.2	pts
The addition of the AAD under the reinsurance treaty effective May 1, 2019 slightly increased the current accident year net loss ratios for both the three and nine months ended September 30, 2019 as compared to the same periods of 2018 (see previous discussion under the heading "Ceded Premiums Written"). For the 2019 three-month period, the impact of the AAD on the change in the current accident year net loss ratio as compared to the 2018 three-month period was more than offset by the effect of a higher current accident year net loss ratio in the 2018 three-month period due to an increase to the ratio during the third quarter of 2018 driven by the impact of severity-related claim activity related to economic growth trends and the increase in new and less experienced workers to the workforce. The impact of renewal rate decreases on the current accident year net loss ratio for the 2019 three- and nine- month periods was offset by favorable claim trends during 2019.
Calendar year incurred losses (excluding IBNR) ceded to our external reinsurers decreased $5.2 million and $11.2 million for the 2019 three- and nine- month periods, respectively, as compared to the same periods of 2018. Current accident year ceded incurred losses decreased $9.9 million and $7.0 million during the 2019 three- and nine- month periods, respectively, as compared to the same periods of 2018.
We recognized net favorable prior year development related to our previously established reserve of $1.4 million and $3.4 million for the three and nine months ended September 30, 2019, respectively, as compared to $2.8 million and $4.2 million for the same respective periods of 2018. The net favorable prior year development for the three and nine months ended September 30, 2019 reflected overall favorable trends in claim closing patterns, primarily in the 2016 accident year. Net favorable development for the three and nine months ended September 30, 2018 primarily related to the 2015 and 2016 accident years. For both the three and nine months ended September 30, 2019 and 2018, the net favorable prior year development included $0.4 million and $1.2 million, respectively, related to the amortization of the purchase accounting fair value adjustment.

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
Our Workers' Compensation Insurance segment underwriting, policy acquisition and operating expenses were comprised as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2019	2018	Change		2019	2018	Change
DPAC amortization	$9,021	$9,793	$(772)	(7.9%)	$26,072	$24,798	$1,274	5.1%
Management fees	525	492	33	6.7%	1,677	1,707	(30)	(1.8%)
Other underwriting and operating expenses	9,939	9,957	(18)	(0.2%)	29,122	28,340	782	2.8%
SPC ceding commission offset	(4,590)	(4,832)	242	(5.0%)	(13,415)	(13,300)	(115)	0.9%
Total	$14,895	$15,410	$(515)	(3.3%)	$43,456	$41,545	$1,911	4.6%
The decrease in DPAC amortization for the three months ended September 30, 2019 as compared to the same respective period in 2018 was driven by the impact of higher capitalized underwriting salaries during the first half of 2018 and the resulting increase in amortization recognized during the third quarter of 2018. The increase in DPAC amortization for the nine months ended September 30, 2019 primarily reflected the increase in net premiums earned. The increase in other underwriting and operating expenses for the nine months ended September 30, 2019 reflected an increase in compensation and benefit related costs, professional fees and, to a lesser extent, an increase in the allocation of technology costs charged by our Corporate segment. As previously discussed, alternative market premiums written through our Workers' Compensation Insurance segment's alternative market business unit are 100% ceded, less a ceding commission, to either the SPCs in our Segregated Portfolio Cell Reinsurance segment or, to a limited extent, an unaffiliated captive insurer. The ceding commission consists of an amount for fronting fees, cell rental fees, commissions, premium taxes, claims administration fees and risk management fees. The fronting fees, commissions, premium taxes and risk management fees are recorded as an offset to underwriting, policy acquisition and operating expenses. Cell rental fees are recorded as a component of other income and claims administration fees are recorded as ceded ULAE. The increase in SPC ceding commissions earned for nine months ended September 30, 2019 as compared to the same respective period of 2018 primarily reflected the increase in alternative market earned premium.
Underwriting Expense Ratio (the Expense Ratio)
The underwriting expense ratio included the impact of the following:

	Three Months Ended September 30				Nine Months Ended September 30
	2019	2018	Change		2019	2018	Change
Underwriting expense ratio, as reported	30.1%	32.6%	(2.5)	pts	30.6%	30.7%	(0.1)	pts
Less estimated ratio increase (decrease) attributable to:
Impact of ceding commissions received from SPCs	2.6%	3.2%	(0.6)	pts	2.9%	2.9%	—	pts
Retrospective premium adjustment	0.1%	0.1%	—	pts	0.2%	(0.1%)	0.3	pts
Impact of audit premium	(0.6%)	(0.2%)	(0.4)	pts	(0.3%)	(0.4%)	0.1	pts
Impact of return premium estimate	0.1%	(0.2%)	0.3	pts	—%	0.1%	(0.1)	pts
Underwriting expense ratio, less listed effects	27.9%	29.7%	(1.8)	pts	27.8%	28.2%	(0.4)	pts
The decrease in the expense ratio for the three and nine months ended September 30, 2019, excluding the items noted in the table, primarily reflected the increase in net premiums earned. Additionally, the decrease for the 2019 three-month period also reflected a decrease in DPAC amortization, as previously discussed.

Segment Operating Results - Segregated Portfolio Cell Reinsurance
The Segregated Portfolio Cell Reinsurance segment reflects the operating results (underwriting profit or loss, plus investment results) of SPCs at Inova Re and Eastern Re, our Cayman Islands SPC operations, as discussed in Note 14 of the Notes to Condensed Consolidated Financial Statements. SPCs are segregated pools of assets and liabilities that provide an insurance facility for a defined set of risks. Assets of each SPC are solely for the benefit of that individual cell and each SPC is solely responsible for the liabilities of that individual cell. Assets of one SPC are statutorily protected from the creditors of the others. Each SPC is owned, fully or in part, by an agency, group or association and the operating results of the SPCs are due to the participants of that cell. We participate to a varying degree in the results of selected SPCs and, for the SPCs in which we participate, our participation interest ranges from a low of 20% to a high of 85%. SPC operating results due to external cell participants are reflected as an SPC dividend expense (income) in our Segregated Portfolio Cell Reinsurance segment. In addition, our Segregated Portfolio Cell Reinsurance segment includes the SPC investment results as the investments are solely for the benefit of the cell participants and investment results due to external cell participants are reflected in the SPC dividend expense (income). As of September 30, 2019, there were 27 (23 active) SPCs. The majority of the SPCs only assume workers' compensation insurance, healthcare professional liability insurance or a combination of the two from our Workers' Compensation Insurance and Specialty P&C segments. In addition, an SPC at Eastern Re assumed an errors and omissions liability policy from a captive insurer unaffiliated with ProAssurance.
Segment operating results reflects our share of the underwriting and investment results of the SPCs in which we participate, and included the following:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2019	2018	Change		2019	2018	Change
Net premiums written	$15,268	$14,832	$436	2.9%	$62,886	$60,709	$2,177	3.6%

Net premiums earned	$19,779	$18,963	$816	4.3%	$58,566	$54,247	$4,319	8.0%
Net investment income	445	371	74	19.9%	1,261	1,100	161	14.6%
Net realized gains (losses)	(98)	1,397	(1,495)	(107.0%)	1,949	467	1,482	317.3%
Other income	176	86	90	104.7%	397	176	221	125.6%
Net losses and loss adjustment expenses	(9,778)	(8,560)	(1,218)	14.2%	(40,496)	(27,561)	(12,935)	46.9%
Underwriting, policy acquisition and operating expenses	(5,951)	(5,516)	(435)	7.9%	(17,091)	(16,070)	(1,021)	6.4%
SPC net operating results	4,573	6,741	(2,168)	(32.2%)	4,586	12,359	(7,773)	(62.9%)
SPC dividend (expense) income (1)	(3,621)	(5,255)	1,634	(31.1%)	(1,375)	(9,787)	8,412	(86.0%)
Segment operating results (2)	$952	$1,486	$(534)	(35.9%)	$3,211	$2,572	$639	24.8%

Net loss ratio	49.4%	45.1%	4.3	pts	69.1%	50.8%	18.3	pts
Underwriting expense ratio	30.1%	29.1%	1.0	pts	29.2%	29.6%	(0.4)	pts
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
Gross, ceded and net premiums written were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2019	2018	Change		2019	2018	Change
Gross premiums written	$17,281	$16,799	$482	2.9%	$70,556	$68,255	$2,301	3.4%
Less: Ceded premiums written	2,013	1,967	46	2.3%	7,670	7,546	124	1.6%
Net premiums written	$15,268	$14,832	$436	2.9%	$62,886	$60,709	$2,177	3.6%
Gross Premiums Written
Gross premiums written reflected reinsurance premiums assumed by component as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2019	2018	Change		2019	2018	Change
Workers' compensation	$16,706	$16,275	$431	2.6%	$64,610	$63,214	$1,396	2.2%
Healthcare professional liability	575	524	51	9.7%	5,465	5,041	424	8.4%
Other	—	—	—	nm	481	—	481	nm
Gross Premiums Written	$17,281	$16,799	$482	2.9%	$70,556	$68,255	$2,301	3.4%
Gross premiums written for the 2019 and 2018 three- and nine- month periods were primarily comprised of workers' compensation coverages assumed from our Workers' Compensation Insurance segment. The increase in gross premiums written during the 2019 three- and nine- month periods as compared to the same periods of 2018 was driven by new business written and an increase in the renewal retention rate, partially offset by a decrease in renewal pricing related to the competitive workers' compensation marketplace. We retained all 18 of the available alternative market programs, including 16 workers' compensation programs and 2 healthcare professional liability programs up for renewal during the nine months ended September 30, 2019. During the third quarter of 2019, we added one new alternative market program at Inova Re.
New business, audit premium, retention and renewal price changes for the assumed workers' compensation premium is shown in the table below:

	Three Months Ended September 30		Nine Months Ended September 30
($ in millions)	2019	2018	2019	2018
New business	$0.8	$1.6	$3.0	$7.0
Audit premium (including EBUB)	$0.4	$0.6	$1.3	$1.0
Retention rate (1)	96%	87%	93%	91%
Change in renewal pricing (2)	(5%)	1%	(4%)	—%
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

Ceded Premiums Written
Ceded premiums written were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2019	2018	Change		2019	2018	Change
Ceded premiums written	$2,013	$1,967	$46	2.3%	$7,670	$7,546	$124	1.6%
For the workers' compensation business, each SPC has in place its own external reinsurance arrangements. The healthcare professional liability business is assumed net of reinsurance from our Specialty P&C segment; therefore, there are no ceded premiums related to the healthcare professional liability business reflected in the table above. The risk retention for each loss occurrence for the workers' compensation business ranges from $0.3 million to $0.35 million based on the program, with limits up to $119.7 million. In addition, each program has aggregate reinsurance coverage between $1.1 million and $2.1 million on a program year basis. Per the SPC external reinsurance agreements, premiums are ceded on a written premium basis and changes in ceded premiums written during the 2019 three- and nine- month periods primarily reflected changes in gross written premium, as compared to the same respective periods in 2018. External reinsurance rates vary based on the alternative market program.
Ceded Premiums Ratio
Ceded premiums ratio was as follows:

	Three Months Ended September 30				Nine Months Ended September 30
	2019	2018	Change		2019	2018	Change
Ceded premiums ratio	12.0%	12.1%	(0.1)	pts	11.9%	11.9%	—	pts
The above table reflects ceded premiums as a percent of gross premiums written for the workers' compensation business only; healthcare professional liability business is assumed net of reinsurance, as discussed above. The ceded premiums ratio remained relatively unchanged for the 2019 three- and nine- month periods as compared to the same respective periods of 2018.
Net Premiums Earned
Gross, ceded and net premiums earned were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2019	2018	Change		2019	2018	Change
Gross premiums earned	$22,218	$21,476	$742	3.5%	$65,856	$61,069	$4,787	7.8%
Less: Ceded premiums earned	2,439	2,513	(74)	(2.9%)	7,290	6,822	468	6.9%
Net premiums earned	$19,779	$18,963	$816	4.3%	$58,566	$54,247	$4,319	8.0%
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
Net Investment Income and Net Realized Investment Gains (Losses)
Net investment income for the 2019 and 2018 three- and nine- month periods was primarily attributable to interest earned on available-for-sale fixed maturity investments, which primarily includes investment-grade corporate debt securities. Net realized investment gains and losses during the 2019 and 2018 three- and nine- month periods primarily reflected changes in the value of the SPCs' equity securities portfolio.

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
Calendar year and current accident year net loss ratios for the three months ended September 30, 2019 and 2018 was as follows:

	Three Months Ended September 30
	2019	2018	Change
Calendar year net loss ratio	49.4%	45.1%	4.3	pts
Less impact of prior accident years on the net loss ratio	(16.7%)	(19.7%)	3.0	pts
Current accident year net loss ratio	66.1%	64.8%	1.3	pts
The increase in the current accident year net loss ratio for the 2019 three-month period primarily reflected the effect of the continuation of intense price competition and the resulting renewal rate decreases.
For the nine months ended September 30, 2019, our Segregated Portfolio Cell Reinsurance segment net loss ratios were affected by a $10 million reserve that an SPC at Eastern Re established during the second quarter of 2019. This SPC previously assumed an errors and omissions liability policy that provides coverage for losses up to a lifetime maximum of $10 million from a captive insurer unaffiliated with ProAssurance. During the second quarter of 2019, a claim was filed under this policy that met the lifetime maximum limit and, accordingly, a $10 million reserve was recorded. We do not participate in the SPC that assumed this policy; therefore, these losses are the obligation of the external cell participants and are reflected in the SPC dividend expense (income) and have no effect on our Segregated Portfolio Cell Reinsurance segment operating results for the nine months ended September 30, 2019. Given the significance of this one-time event, we have removed the impact of the policy from each of the ratios below (as shown in the columns labeled "Adjusted") in order to assist in the comparability between periods. Calendar year and current accident year net loss ratios for the nine months ended September 30, 2019 and 2018 was as follows:

	Nine Months Ended September 30
	2019				2018	Change
	As reported	E&O reserve impact		Adjusted	As reported	As reported		Adjusted
Calendar year net loss ratio	69.1%	16.6	pts	52.5%	50.8%	18.3	pts	1.7	pts
Less impact of prior accident years on the net loss ratio	(13.4%)	0.1	pts	(13.5%)	(15.2%)	1.8	pts	1.7	pts
Current accident year net loss ratio	82.5%	16.5	pts	66.0%	66.0%	16.5	pts	—	pts
Excluding the impact of the errors and omissions liability policy, as shown in the table above, the current accident year net loss ratio for the 2019 nine-month period was unchanged as compared to the same period of 2018.
Calendar year incurred losses ceded to our external reinsurers increased $0.5 million and $1.9 million for the 2019 three- and nine- month periods, respectively, as compared to the same periods of 2018. Current accident year ceded incurred losses totaled $1.8 million and $2.0 million for the 2019 three- and nine- month periods, respectively, compared to $1.3 million for the 2018 nine-month period. There were no current accident year ceded incurred losses reported in the 2018 three-month period.
We recognized net favorable prior year reserve development of $3.3 million and $7.8 million for the three and nine months ended September 30, 2019, respectively, and $3.7 million and $8.2 million for the same respective periods of 2018. The net favorable prior year reserve development for the three and nine months ended September 30, 2019 primarily reflected better than expected claim trends in the 2015 through 2018 accident years due to lower frequency and severity than anticipated at the time the reserves were established. The net favorable prior year reserve development for the three and nine months ended September 30, 2018 reflected overall favorable trends in claim closing patterns, primarily in the 2015 and 2016 accident years.

Underwriting, Policy Acquisition and Operating Expenses
Our Segregated Portfolio Cell Reinsurance segment underwriting, policy acquisition and operating expenses were comprised as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2019	2018	Change		2019	2018	Change
DPAC amortization	$5,493	$5,291	$202	3.8%	$16,159	$15,448	$711	4.6%
Other underwriting and operating expenses	458	225	233	103.6%	932	622	310	49.8%
Total	$5,951	$5,516	$435	7.9%	$17,091	$16,070	$1,021	6.4%
DPAC amortization primarily represented ceding commissions, which vary by program and are paid to our Workers' Compensation Insurance and Specialty P&C segments for premiums assumed. Ceding commissions include an amount for fronting fees, commissions, premium taxes and risk management fees, which are reported as an offset to underwriting, policy acquisition and operating expenses within our Workers' Compensation Insurance and Specialty P&C segments. In addition, ceding commissions paid to our Workers' Compensation Insurance segment include cell rental fees which are recorded as other income within our Workers' Compensation Insurance segment. The increase in other underwriting and operating expenses for the three and nine months ended September 30, 2019 as compared to the same periods of 2018 primarily reflected an increase in fees related to letters of credit posted as program collateral.
Underwriting Expense Ratio (the Expense Ratio)
The underwriting expense ratio included the impact of the following:

	Three Months Ended September 30				Nine Months Ended September 30
	2019	2018	Change		2019	2018	Change
Underwriting expense ratio, as reported	30.1%	29.1%	1.0	pts	29.2%	29.6%	(0.4)	pts
Less impact of audit premium on expense ratio	(0.5%)	(1.0%)	0.5	pts	(0.5%)	(0.5%)	—	pts
Underwriting expense ratio, excluding the effect of audit premium	30.6%	30.1%	0.5	pts	29.7%	30.1%	(0.4)	pts
The underwriting expense ratio primarily reflects the weighted average ceding commission percentage of all SPC programs.

Segment Operating Results - Lloyd's Syndicates
Our Lloyd's Syndicates segment includes operating results from our participation in certain Syndicates at Lloyd's of London. We have a total capital commitment to support our Lloyd's Syndicate operations through 2019 of up to $200 million, referred to as FAL. The Board, through a non-binding resolution, extended this commitment through 2022. For the 2019 underwriting year, our FAL was comprised of investment securities and cash and cash equivalents deposited with Lloyd's which at September 30, 2019 had a fair value of approximately $134.7 million, as discussed in Note 3 of the Notes to Condensed Consolidated Financial Statements.
We normally report results from our involvement in Lloyd's Syndicates on a quarter lag, except when information is available that is material to the current period (see discussion that follows under the heading "Property and Natural Catastrophe Losses"). Furthermore, the investment results associated with our FAL investments and certain U.S. paid administrative expenses are reported concurrently as that information is available on an earlier time frame.
Lloyd's Syndicate 1729. We are the majority capital provider to Syndicate 1729, which covers a range of property and casualty insurance and reinsurance lines. For the 2019 underwriting year, we slightly decreased our participation in the operating results of Syndicate 1729 from 62% to 61% which, due to the quarter lag, was not reflected in our Lloyd's Syndicates segment results until the second quarter of 2019. The remaining capital for Syndicate 1729 is provided by unrelated third parties, including private names and other corporate members. Syndicate 1729 has a maximum underwriting capacity of £128 million for the 2019 underwriting year, of which £78 million (approximately $96 million based on September 30, 2019 exchange rates) is our allocated underwriting capacity.
Lloyd's Syndicate 6131. We are the sole (100%) capital provider to an SPA, Syndicate 6131, which focuses on contingency and specialty property business. As an SPA, Syndicate 6131 is only allowed to underwrite one quota share reinsurance contract with Syndicate 1729. Due to the quarter lag, our participation in Syndicate 6131 was not reflected in our Lloyd's Syndicates segment results until the second quarter of 2018 as Syndicate 6131 began writing business effective January 1, 2018. For the 2019 underwriting year, Syndicate 6131 has a maximum underwriting capacity of £12 million (approximately $15 million based on September 30, 2019 exchange rates).
In addition to the results of our participation in Lloyd's Syndicates, as discussed above, our Lloyd's Syndicates segment also includes 100% of the operating results of our wholly owned subsidiaries that support our operations at Lloyd's. For the three and nine months ended September 30, 2019 and 2018, the results of our Lloyd's Syndicates segment were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2019	2018	Change		2019	2018	Change
Gross premiums written	$30,427	$26,387	$4,040	15.3%	$83,247	$62,949	$20,298	32.2%
Ceded premiums written	(8,599)	(1,756)	(6,843)	389.7%	(21,660)	(16,610)	(5,050)	30.4%
Net premiums written	$21,828	$24,631	$(2,803)	(11.4%)	$61,587	$46,339	$15,248	32.9%

Net premiums earned	$21,295	$19,022	$2,273	11.9%	$57,215	$48,987	$8,228	16.8%
Net investment income	1,077	783	294	37.5%	3,282	2,370	912	38.5%
Net realized gains (losses)	285	(98)	383	390.8%	725	(404)	1,129	279.5%
Other income (loss)	(165)	352	(517)	(146.9%)	(278)	247	(525)	(212.6%)
Net losses and loss adjustment expenses	(11,907)	(10,032)	(1,875)	18.7%	(34,640)	(31,023)	(3,617)	11.7%
Underwriting, policy acquisition and operating expenses	(9,411)	(8,439)	(972)	11.5%	(25,445)	(23,745)	(1,700)	7.2%
Income tax benefit (expense)	161	361	(200)	(55.4%)	161	355	(194)	(54.6%)
Segment operating results	$1,335	$1,949	$(614)	(31.5%)	$1,020	$(3,213)	$4,233	131.7%

Net loss ratio	55.9%	52.7%	3.2	pts	60.5%	63.3%	(2.8)	pts
Underwriting expense ratio	44.2%	44.4%	(0.2)	pts	44.5%	48.5%	(4.0)	pts

Property and Natural Catastrophe Losses
As previously mentioned, we normally report results from our involvement in Lloyd's Syndicates on a quarter lag; however, during the fourth quarter of 2018, we accelerated our reporting of approximately $6.8 million, net of reinsurance and reinstatement premiums, of storm-related losses in connection with Hurricane Michael, which affected the northwest portion of Florida during October 2018. These losses would have normally been reported in the first quarter of 2019 due to the aforementioned quarter lag. However, due to the availability and significance of these estimates, we accelerated our reporting of these storm-related losses into the fourth quarter of 2018, which is consistent with our policy of reporting significant losses in the period in which they become known to us. No such adjustments were made during the three and nine months ended September 30, 2019 or 2018.
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
Gross premiums written during the nine months ended September 30, 2019 consisted of property insurance coverages (45% of total gross premiums written), casualty coverages (30%), catastrophe reinsurance coverages (15%), specialty property coverages (7%) and property reinsurance coverages (3%). Gross premiums written increased during the 2019 three- and nine- month periods as compared to the same respective periods of 2018 driven by volume increases on renewal business and renewal pricing increases, as well as new business written, primarily property insurance coverages.
As discussed in our Specialty P&C segment operating results, prior to January 1, 2018 Syndicate 1729 served as a reinsurer on a quota share basis for a wholly owned insurance subsidiary in our Specialty P&C segment. Premiums assumed from our Specialty P&C segment were approximately $1.2 million during the nine months ended September 30, 2018. The 2017 and 2016 calendar year quota share arrangements with our Specialty P&C segment were commuted in December 2018 and 2017, respectively. Due to the quarter lag, the effects of the 2017 and 2016 commutations were reported in both segments' results during the first quarters of 2019 and 2018, respectively, and are reflected in the Lloyd's Syndicates segment results for the nine months ended September 30, 2019 and 2018, respectively. The commutations did not differ significantly from previously recorded amounts.
Ceded Premiums Written
Syndicate 1729 utilizes reinsurance to provide the capacity to write larger limits of liability on individual risks, to provide protection against catastrophic loss and to provide protection against losses in excess of policy limits. Ceded premiums written increased for the three and nine months ended September 30, 2019 primarily due to the increased utilization and cost associated with reinsurance on property and catastrophe business. For the 2019 three-month period, the increase in ceded premiums written also reflected the timing of and revised contract terms related to the renewal of a catastrophe reinsurance agreement that renewed during the third quarter of 2019 instead of during the second quarter, which has been the typical renewal period.
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
Gross, ceded and net premiums earned were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2019	2018	Change		2019	2018	Change
Gross premiums earned	$26,399	$23,050	$3,349	14.5%	$72,225	$60,289	$11,936	19.8%
Less: Ceded premiums earned	5,104	4,028	1,076	26.7%	15,010	11,302	3,708	32.8%
Net premiums earned	$21,295	$19,022	$2,273	11.9%	$57,215	$48,987	$8,228	16.8%

The increase in gross premiums earned during the three and nine months ended September 30, 2019 as compared to the same respective periods of 2018 was driven by the pro rata effect of higher premiums written during the preceding twelve months, primarily property insurance coverages, and, to a greater extent for the 2019 nine-month period, the pro rata effect of shifts in the mix of premiums written during the preceding twelve months; a larger proportion of premiums were written through the open-market, as compared to previous years, which are predominately earned over twelve months. For the 2019 nine-month period, the increase in gross premiums earned also reflected the increase in our participation in Syndicate 1729 and Syndicate 6131 at the beginning of 2018 which was not reflected in our Lloyd's Syndicates segment results until the second quarter of 2018.
The increase in ceded premiums earned during the 2019 three- and nine- month periods was driven by the pro rata effect of an increase in premiums ceded under reinsurance arrangements during the preceding twelve months.
Gross and net premiums earned included a nominal amount of premium assumed from our Specialty P&C segment during the 2019 nine-month period as compared to approximately $1.2 million and $4.5 million during the 2018 three- and nine- month periods, respectively.
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
The following table summarizes calendar year net loss ratios by separating losses between the current accident year and all prior accident years. Net loss ratios for the period were as follows:

	Net Loss Ratios
	Three Months Ended September 30				Nine Months Ended September 30
	2019	2018	Change		2019	2018	Change
Calendar year net loss ratio	55.9%	52.7%	3.2	pts	60.5%	63.3%	(2.8)	pts
Less impact of prior accident years on the net loss ratio	(2.4%)	(3.4%)	1.0	pts	—%	0.6%	(0.6)	pts
Current accident year net loss ratio	58.3%	56.1%	2.2	pts	60.5%	62.7%	(2.2)	pts
The current accident year net loss ratio increased during the three months ended September 30, 2019 as compared to the same period of 2018 driven by a decrease in estimated reinsurance recoveries related to property and catastrophe related losses as compared to the same period of 2018 and, to a lesser extent, the effect of the increase in ceded premiums earned, as previously discussed. A larger portion of property and catastrophe related losses during the 2018 three-month period exceeded the reinsurance retention limits whereas Syndicate 1729 retained more of these losses during the 2019 three-month period due to certain excess of loss reinsurance agreement terms. The decrease in the current accident year net loss ratio during the nine months ended September 30, 2019 as compared to the same period of 2018 was driven by an increase in estimated reinsurance recoveries related to property and catastrophe related losses as compared to the prior year period, partially offset by the increase in ceded premiums earned.
We recognized $0.5 million of favorable prior year development and a nominal amount of unfavorable prior year development for the three and nine months ended September 30, 2019, respectively, as compared to $0.6 million of favorable prior year development and $0.3 million of unfavorable prior year development for the same respective periods of 2018.

Underwriting, Policy Acquisition and Operating Expenses
Underwriting, policy acquisition and operating expenses increased by $1.0 million and $1.7 million for the 2019 three- and nine- month periods, respectively, as compared to the same periods in 2018. The increase during the 2019 three- and nine- month periods was primarily due to the growth in Syndicate 1729 operations and an increase in DPAC amortization primarily due to an increase in net premiums earned, partially offset by the effect of higher operational expenses incurred during the 2018 three- and nine- month periods associated with establishing Syndicate 6131.
The underwriting expense ratio decreased during the 2019 three- and nine- month periods as compared to the same periods in 2018 primarily due to the increased volume of earned premium as a result of the growth of the Syndicates. In addition, the decrease in the underwriting expense ratio in both periods as compared to the same periods in 2018 reflected the effect of higher operational expenses incurred during the 2018 three- and nine- month periods associated with the establishment of Syndicate 6131.
Investments
Net investment income for the 2019 and 2018 three- and nine- month periods was primarily attributable to interest earned on our FAL investments, which primarily includes investment-grade corporate debt securities. Syndicate 1729's fixed maturities portfolio includes certain debt securities classified as trading securities. Investment results associated with these fixed maturity trading securities are reported on the same quarter lag.
Taxes
Operating results of this segment are subject to U.K. income tax law.

Segment Operating Results - Corporate
Our Corporate segment includes investment operations, other than those reported in our Segregated Portfolio Cell Reinsurance and Lloyd's Syndicates segments, interest expense and U.S. income taxes as discussed in Note 14 of the Notes to Condensed Consolidated Financial Statements. Our Corporate segment also includes non-premium revenues generated outside of our insurance entities and corporate expenses. Segment operating results for our Corporate segment were net earnings of $22.4 million and $79.7 million for the three and nine months ended September 30, 2019, respectively, as compared to $30.3 million and $58.7 million for the same respective periods of 2018 and included the following:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2019	2018	Change		2019	2018	Change
Net investment income	$22,159	$22,112	$47	0.2%	$65,495	$64,207	$1,288	2.0%
Equity in earnings (loss) of unconsolidated subsidiaries	$(1,277)	$5,228	$(6,505)	(124.4%)	$(7,240)	$12,247	$(19,487)	(159.1%)
Net realized gains (losses)	$947	$11,074	$(10,127)	(91.4%)	$44,390	$2,588	$41,802	1,615.2%
Other income	$963	$699	$264	37.8%	$2,701	$2,737	$(36)	(1.3%)
Operating expense	$2,682	$5,053	$(2,371)	(46.9%)	$12,676	$15,351	$(2,675)	(17.4%)
Interest expense	$4,274	$3,645	$629	17.3%	$12,850	$11,308	$1,542	13.6%
Income tax expense (benefit)	$(6,528)	$155	$(6,683)	(4,311.6%)	$157	$(3,584)	$3,741	104.4%
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
Net investment income by investment category was as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2019	2018	Change		2019	2018	Change
Fixed maturities	$17,020	$16,038	$982	6.1%	$49,852	$48,244	$1,608	3.3%
Equities	3,943	5,687	(1,744)	(30.7%)	13,756	15,553	(1,797)	(11.6%)
Short-term investments, including Other	1,758	1,276	482	37.8%	4,874	3,795	1,079	28.4%
BOLI	645	621	24	3.9%	1,557	1,525	32	2.1%
Investment fees and expenses	(1,207)	(1,510)	303	(20.1%)	(4,544)	(4,910)	366	(7.5%)
Net investment income	$22,159	$22,112	$47	0.2%	$65,495	$64,207	$1,288	2.0%
Fixed Maturities
The increase in income from our fixed maturities during the 2019 three- and nine- month periods was primarily due to higher yields from certain asset classes in our fixed maturity portfolio. In addition, on an overall basis, our average investment in fixed maturity securities was approximately 5% and 1% higher for the 2019 three- and nine- month periods, respectively, as compared to the same respective periods of 2018.
Average yields for our fixed maturity portfolio were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
Average income yield	3.4%	3.3%	3.4%	3.3%
Average tax equivalent income yield	3.4%	3.4%	3.4%	3.4%

Equities
Income from our equity portfolio decreased during the 2019 three- and nine- month periods as compared to the same respective periods of 2018 which reflected a decrease in our allocation to this asset category as well as a different mix of equities owned.
Other Investments and Short-term Investments
Short-term investments, which have a maturity at purchase of one year or less are carried at fair value, which approximates their cost basis, and are primarily composed of investments in U.S. treasury obligations, commercial paper and money market funds. Income from our other investments and short-term investments increased during the 2019 three- and nine- month periods primarily attributable to higher yields as compared to the same respective periods of 2018.
Equity in Earnings (Loss) of Unconsolidated Subsidiaries
Equity in earnings (loss) of unconsolidated subsidiaries was as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2019	2018	Change		2019	2018	Change
All other investments, primarily investment fund LPs/LLCs	$4,495	$11,283	$(6,788)	(60.2%)	$8,621	$31,396	$(22,775)	(72.5%)
Tax credit partnerships	(5,772)	(6,055)	283	(4.7%)	(15,861)	(19,149)	3,288	(17.2%)
Equity in earnings (loss) of unconsolidated subsidiaries	$(1,277)	$5,228	$(6,505)	(124.4%)	$(7,240)	$12,247	$(19,487)	(159.1%)
We hold interests in certain LPs/LLCs that generate earnings from trading portfolios, secured debt, debt securities, multi-strategy funds and private equity investments. The performance of the LPs/LLCs is affected by the volatility of equity and credit markets. For our investments in LPs/LLCs, we record our allocable portion of the partnership operating income or loss as the results of the LPs/LLCs become available. Our investment results from our portfolio of investments in LPs/LLCs decreased for the 2019 three- and nine- month periods driven by lower reported earnings from two LP investments which accounted for $6.2 million and $17.7 million, respectively, of the decrease as compared to the 2018 three- and nine- month periods.
Our tax credit partnership investments are designed to generate returns in the form of tax credits and tax-deductible project operating losses and are comprised of qualified affordable housing project tax credit partnerships and historic tax credit partnerships. We account for our tax credit partnership investments under the equity method and record our allocable portion of the operating losses of the underlying properties based on estimates provided by the partnerships. For our qualified affordable housing project tax credit partnerships, we adjust our estimates of our allocable portion of operating losses periodically as actual operating results of the underlying properties become available. Our historic tax credit partnerships are short-term in nature and remaining operating losses are expected to be recognized primarily in 2019. The results from our tax credit partnership investments for the three and nine months ended September 30, 2019 reflected lower partnership operating losses as compared to the same respective periods of 2018. In addition, based on operating results received, we increased our estimate of partnership operating losses by $1.5 million and $3.0 million in the three and nine months ended September 30, 2019, respectively, as compared to $0.4 million and $3.1 million for the same respective periods of 2018.
The tax benefits received from our tax credit partnerships, which are not reflected in our investment results above, reduced our tax expense in 2019 and 2018 as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(In millions)	2019	2018	2019	2018
Tax credits recognized during the period	$4.6	$5.2	$13.9	$15.8
Tax benefit of tax credit partnership operating losses	$1.2	$1.3	$3.3	$4.0
Tax credits provided by the underlying projects of the historic tax credit partnerships are typically available in the tax year in which the project is put into active service, whereas the tax credits provided by qualified affordable housing project tax credit partnerships are provided over approximately a ten year period. The decrease in tax credits recognized for the three and nine months ended September 30, 2019 was primarily attributable to our historic tax credit partnership investments.

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

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2019	2018	2019	2018
GAAP net investment result:
Net investment income	$22,159	$22,112	$65,495	$64,207
Equity in earnings (loss) of unconsolidated subsidiaries	(1,277)	5,228	(7,240)	12,247
GAAP net investment result	$20,882	$27,340	$58,255	$76,454

Pro forma tax-equivalent investment result	$27,209	$34,554	$77,306	$98,524

Reconciliation of pro forma and GAAP tax-equivalent investment result:
GAAP net investment result	$20,882	$27,340	$58,255	$76,454
Taxable equivalent adjustments, calculated using the 21% federal statutory tax rate
State and municipal bonds	191	332	659	1,082
BOLI	171	165	414	405
Dividends received	99	150	379	608
Tax credit partnerships	5,866	6,567	17,599	19,975
Pro forma tax-equivalent investment result	$27,209	$34,554	$77,306	$98,524

Net Realized Investment Gains (Losses)
The following table provides detailed information regarding our net realized investment gains (losses).

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2019	2018	2019	2018
OTTI losses, total:
Corporate debt	$(66)	$(86)	$(202)	$(490)
Portion of OTTI losses recognized in other comprehensive income before taxes:
Corporate debt	36	—	124	—
Net impairment losses recognized in earnings	(30)	(86)	(78)	(490)
Gross realized gains, available-for-sale fixed maturities	651	690	1,877	5,589
Gross realized (losses), available-for-sale fixed maturities	(125)	(1,371)	(453)	(5,099)
Net realized gains (losses), equity investments	1,935	4,689	12,902	17,208
Net realized gains (losses), other investments	397	561	974	1,652
Change in unrealized holding gains (losses), equity investments	(1,427)	6,599	26,504	(15,411)
Change in unrealized holding gains (losses), convertible securities, carried at fair value as a part of other investments	(519)	(260)	2,597	(1,126)
Other	65	252	67	265
Net realized investment gains (losses)	$947	$11,074	$44,390	$2,588
For the three and nine months ended September 30, 2019, we recognized a nominal amount of both credit related OTTI in earnings and non-credit OTTI in OCI, both of which related to a corporate bond. We recognized OTTI in earnings of $0.1 million and $0.5 million during the 2018 three- and nine- month periods, respectively, related to debt instruments from two issuers in the energy sector.
We recognized $0.9 million and $44.4 million of net realized investment gains during the 2019 three- and nine- month periods, respectively. Net realized investment gains for the 2019 three-month period were driven by realized gains from the sale of equity investments, partially offset by unrealized holding losses on our equity portfolio during the period. For the 2019 nine-month period, net realized investment gains were driven by unrealized holding gains on our equity portfolio and realized gains from the sale of equity investments during the period. The primary driver of the unrealized holding gains during the 2019 nine-month period was the improvement in the market since December 31, 2018, which caused our equity securities to increase in value. The most significant sectors that benefited were the financial and energy sectors.

Operating Expenses
Corporate segment operating expenses were comprised as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2019	2018	Change		2019	2018	Change
Operating expenses	$7,056	$9,461	$(2,405)	(25.4%)	$25,083	$27,702	$(2,619)	(9.5%)
Management fee offset	(4,374)	(4,408)	34	(0.8%)	(12,407)	(12,351)	(56)	0.5%
Segment Total	$2,682	$5,053	$(2,371)	(46.9%)	$12,676	$15,351	$(2,675)	(17.4%)
The decrease in operating expenses for the 2019 three- and nine- month periods was primarily driven by a decrease in share-based compensation expenses and other compensation related costs, primarily as a result of lower bonuses. The decrease in share-based compensation expenses in the 2019 three- and nine- month periods was attributable to a decrease in the value of the projected awards based upon the decline of one of the associated performance metrics as well as fewer awards outstanding as compared to the same periods of 2018. In addition, the 2019 three- and nine- month periods reflected a decrease in technology expenses due to an increase in the allocation of technology costs to the operating subsidiaries within our Specialty P&C and Workers' Compensation Insurance segments from our Corporate segment.
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
Interest Expense
Consolidated interest expense for the three and nine months ended September 30, 2019 and 2018 was comprised as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2019	2018	Change		2019	2018	Change
Senior Notes due 2023	$3,357	$3,357	$—	—%	$10,071	$10,071	$—	—%
Revolving Credit Agreement (including fees and amortization)	156	131	25	19.1%	474	1,255	(781)	(62.2%)
Mortgage Loans (including amortization)*	351	375	(24)	(6.4%)	1,096	1,038	58	5.6%
(Gain)/loss on interest rate cap	410	(264)	674	(255.3%)	1,209	(1,121)	2,330	(207.9%)
Other	—	—	—	nm	—	19	(19)	nm
Interest expense	$4,274	$3,599	$675	18.8%	$12,850	$11,262	$1,588	14.1%
* During each of the three and nine months ended September 30, 2019, we received a nominal cash payment associated with our interest rate cap which was recorded as a reduction to interest expense associated with our Mortgage Loans.

Consolidated interest expense increased during the three and nine months ended September 30, 2019 as compared to the same respective periods of 2018 driven by the change in fair value of our interest rate cap. The interest rate cap is designated as an economic hedge of interest rate risk associated with our variable rate Mortgage Loans. Excluding the impact of the change in fair value of our interest rate cap, consolidated interest expense remained relatively unchanged for the 2019 three-month period and decreased for the 2019 nine-month period as compared to the same respective periods of 2018. The decrease during the nine months ended September 30, 2019 was due to lower interest expense on our Revolving Credit Agreement as we did not have any outstanding borrowings during the 2019 nine-month period compared to weighted average outstanding borrowings of $55 million during the 2018 nine-month period. Interest expense on our Revolving Credit Agreement for the three and nine months ended September 30, 2019 and for the three months ended September 30, 2018 primarily reflected unused commitment fees as there were no outstanding borrowings during those periods. See further discussion of our outstanding debt in Note 9 and further discussion of our interest rate cap agreement in Note 10 of the Notes to Condensed Consolidated Financial Statements.

Taxes
Tax expense allocated to our Corporate segment includes U.S. tax only, which would include U.S. tax expense incurred from our corporate membership in Lloyd's of London and tax expense incurred from SPCs at Inova Re, one of our Cayman Islands reinsurance subsidiaries, which intend to elect to be taxed as U.S. taxpayers. The U.K. tax expense incurred by the U.K. based subsidiaries of our Lloyd's Syndicates segment is allocated to that segment. Consolidated tax expense (benefit) reflects the tax expense (benefit) of both segments, as shown in the table below:

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2019	2018	2019	2018
Corporate segment income tax expense (benefit)	$(6,528)	$155	$157	$(3,584)
Lloyd's Syndicates segment income tax expense (benefit)	(161)	(361)	(161)	(355)
Consolidated income tax expense (benefit)	$(6,689)	$(206)	$(4)	$(3,939)
Factors affecting our consolidated effective tax rate include the following:

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
Statutory rate	21.0%	21.0%	21.0%	21.0%
Tax-exempt income*	(3.7%)	(1.7%)	(2.0%)	(3.0%)
Tax credits	(44.1%)	(16.7%)	(23.1%)	(23.3%)
Non-U.S. operating results	(2.4%)	(1.1%)	(0.3%)	1.1%
Tax deficiency (excess tax benefit) on share-based compensation	(0.6%)	(0.1%)	—%	(0.1%)
Other	(33.9%)	(2.1%)	4.4%	(1.5%)
Total effective tax rate	(63.7%)	(0.7%)	—%	(5.8%)
*Includes tax-exempt interest, dividends received deduction and change in cash surrender value of BOLI.
The provision (benefit) for income taxes and the effective tax rate for the 2019 and 2018 three- and nine- month periods are determined based upon our current estimate of our annual effective tax rate at the end of each quarterly reporting period (the projected annual effective tax rate) plus the impact of certain discrete items that are not included in the projected annual effective tax rate. Our projected annual effective tax rates for 2019 and 2018 were benefits of 54.4% and 3.0% at September 30, 2019 and 2018, respectively, before consideration of discrete items. Our projected annual effective tax rates for both the 2019 and 2018 nine-month periods were different from the statutory federal income tax rate primarily due to the utilization of tax credits transferred to us from our tax credit partnership investments and a portion of our investment income being tax-exempt. Tax credits recognized during the three and nine months ended September 30, 2019 were $4.6 million and $13.9 million, respectively, as compared to $5.2 million and $15.8 million for the same respective periods of 2018. While projected tax credits for 2019 are less than 2018, they continue to have a significant impact on the effective tax rate for the 2019 three- and nine- month periods.
Our projected annual effective tax rate was a benefit of 54.4% as of September 30, 2019, which was entirely offset by the impact of discrete items of 54.4% resulting in an effective tax rate for the 2019 nine-month period of 0.0%. Our projected annual effective tax rate was a benefit of 3.0% as of September 30, 2018, which was reduced by the impact of discrete items of 2.8% resulting in an effective tax rate for the 2018 nine-month period of a benefit of 5.8%.
For the 2019 and 2018 nine-month periods, the most significant discrete item that affected our effective tax rate was the treatment of net realized investment gains and losses. Net realized investment gains and losses are treated as discrete items and reflected in the effective tax rate in the period in which they are included in income. This treatment of net realized investment gains of $44.4 million and $2.6 million in our Corporate segment for the nine months ended September 30, 2019 and 2018, respectively, accounted for an increase of 55.4% and 0.9% in the effective tax rate in the same respective periods.

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
The following tables summarize estimated changes in the fair value of our available-for-sale fixed maturity securities for specific hypothetical changes in interest rates by asset class at September 30, 2019 and December 31, 2018. There are principally two factors that determine interest rates on a given security: changes in the level of yield curves and credit spreads. As different asset classes can be affected in different ways by movements in those two factors, we have separated our portfolio by asset class in the following tables.

	Interest Rate Shift in Basis Points
	September 30, 2019
($ in millions)	(200)	(100)	Current	100	200
Fair Value:
Fixed maturities, available for sale:
U.S. Treasury obligations	$128	$125	$121	$117	$114
U.S. Government-sponsored enterprise obligations	23	23	22	22	21
State and municipal bonds	316	304	293	283	272
Corporate debt	1,437	1,392	1,349	1,307	1,267
Asset-backed securities	539	528	516	504	491
Total fixed maturities, available for sale	$2,443	$2,372	$2,301	$2,233	$2,165

Duration:
Fixed maturities, available for sale:
U.S. Treasury obligations	3.04	2.96	2.89	2.81	2.74
U.S. Government-sponsored enterprise obligations	0.77	0.72	1.26	3.04	4.07
State and municipal bonds	3.66	3.61	3.61	3.67	3.75
Corporate debt	3.18	3.12	3.10	3.09	3.06
Asset-backed securities	2.03	2.07	2.27	2.57	2.74
Total fixed maturities, available for sale	2.96	2.92	2.95	3.03	3.07

	Interest Rate Shift in Basis Points
	December 31, 2018
($ in millions)	(200)	(100)	Current	100	200
Fair Value:
Fixed maturities, available for sale:
U.S. Treasury obligations	$127	$124	$120	$117	$114
U.S. Government-sponsored enterprise obligations	36	36	35	34	33
State and municipal bonds	316	305	294	283	273
Corporate debt	1,300	1,261	1,224	1,187	1,153
Asset-backed securities	443	432	421	409	396
Total fixed maturities, available for sale	$2,222	$2,158	$2,094	$2,030	$1,969

Duration:
Fixed maturities, available for sale:
U.S. Treasury obligations	2.77	2.70	2.63	2.57	2.50
U.S. Government-sponsored enterprise obligations	0.66	0.98	2.65	3.77	4.18
State and municipal bonds	3.61	3.58	3.59	3.64	3.73
Corporate debt	2.98	2.97	2.93	2.89	2.83
Asset-backed securities	2.18	2.46	2.86	3.11	3.23
Total fixed maturities, available for sale	2.86	2.91	2.99	3.04	3.04
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
At September 30, 2019, our fixed maturities portfolio includes fixed maturities classified as trading securities which do not have a significant amount of exposure to market interest rates or credit spreads.
Our cash and short-term investments at September 30, 2019 were carried at fair value which approximates their cost basis due to their short-term nature. Our cash and short-term investments lack significant interest rate sensitivity due to their short duration.
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
Our Revolving Credit Agreement is exposed to interest rate risk as it is LIBOR based and a 1% change in LIBOR will impact annual interest expense only to the extent that there is an outstanding balance. For every $100 million drawn on our Revolving Credit Agreement, a 1% change in interest rates will change our annual interest expense by $1 million. Any outstanding balances on the Revolving Credit Agreement can be repaid on each maturity date, which has typically ranged from one to three months. As of September 30, 2019, no borrowings were outstanding under our Revolving Credit Agreement.

Credit Risk
We have exposure to credit risk primarily as a holder of fixed income securities. We control this exposure by emphasizing investment grade credit quality in the fixed income securities we purchase.
As of September 30, 2019, 94% of our fixed maturity securities were rated investment grade as determined by NRSROs, such as Fitch, Moody’s and Standard & Poor’s. We believe that this concentration in investment grade securities reduces our exposure to credit risk on our fixed income investments to an acceptable level. However, investment grade securities, in spite of their rating, can rapidly deteriorate and result in significant losses. Ratings published by the NRSROs are one of the tools used to evaluate the creditworthiness of our securities. The ratings reflect the subjective opinion of the rating agencies as to the creditworthiness of the securities; therefore, we may be subject to additional credit exposure should the ratings prove to be unreliable.
We also have exposure to credit risk related to our receivables from reinsurers. Our receivables from reinsurers (with regard to both paid and unpaid losses) approximated $373 million at September 30, 2019 and $355 million at December 31, 2018. We monitor the credit risk associated with our reinsurers using publicly available financial and rating agency data. We have not historically experienced material credit losses due to the financial condition of a reinsurer.
Equity Price Risk
At September 30, 2019, the fair value of our equity investments, excluding our equity investments in bond investment funds as discussed in the following paragraph, was $223 million. These equity securities are subject to equity price risk, which is defined as the potential for loss in fair value due to a decline in equity prices. The weighted average beta of this group of securities was 0.91. Beta measures the price sensitivity of an equity security or group of equity securities to a change in the broader equity market, in this case the S&P 500 Index. If the value of the S&P 500 Index increased by 10%, the fair value of these securities would be expected to increase by 9.1% to $243 million. Conversely, a 10% decrease in the S&P 500 Index would imply a decrease of 9.1% in the fair value of these securities to $203 million. The selected hypothetical changes of plus or minus 10% do not reflect what could be considered the best or worst case scenarios and are used for illustrative purposes only.
Our equity investments include equity investments in certain bond investment funds which are not subject to significant equity price risk, and thus we have excluded these investments from the above analysis.

ITEM 4. CONTROLS AND PROCEDURES.
The principal executive officer and principal financial officer of the Company participated in management’s evaluation of our disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of September 30, 2019. ProAssurance’s disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on that evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, those controls during the quarter.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
See Note 7 of the Notes to Condensed Consolidated Financial Statements.
ITEM 1A. RISK FACTORS.
There are no changes to the "Risk Factors" in Part 1, Item 1A of the December 31, 2018 report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)	Not applicable.

(b)	Not applicable.

(c)	Information required by Item 703 of Regulation S-K.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs* (In thousands)
July 1 - 31, 2019	—	N/A	—	$109,643
August 1 - 31, 2019	—	N/A	—	$109,643
September 1 - 30, 2019	—	N/A	—	$109,643
Total	—	$—	—

*
Under its current plan begun in November 2010, the Board has authorized $600 million for the repurchase of common shares or the retirement of outstanding debt. This is ProAssurance’s only plan for the repurchase of common shares, and the plan has no expiration date.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1	Employment Agreement between ProAssurance and Edward L. Rand, Jr. dated as of July 1, 2019.

31.1	Certification of Principal Executive Officer of ProAssurance as required under SEC rule 13a-14(a).

31.2	Certification of Principal Financial and Accounting Officer of ProAssurance as required under SEC rule 13a-14(a).

32.1	Certification of Principal Executive Officer of ProAssurance as required under SEC Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as amended (18 U.S.C. 1350).

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
November 5, 2019

/s/ Dana S. Hendricks
Dana S. Hendricks
Chief Financial Officer
(Duly authorized officer and principal financial officer)