Form 10-Q
period 2020-03-31
PROASSURANCE CORP
filed 2020-05-07
CIK 1127703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number: 0-16533
ProAssurance Corporation
(Exact name of registrant as specified in its charter)

Delaware			63-1261433
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

100 Brookwood Place,	Birmingham,	AL	35209
(Address of principal executive offices)			(Zip Code)

(205)	877-4400
(Registrant’s telephone number, including area code)			(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	PRA	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐   No  ☒
As of May 1, 2020, there were 53,844,495 shares of the registrant’s common stock outstanding.

Glossary of Terms and Acronyms

When the following terms and acronyms appear in the text of this report, they have the meanings indicated below.

Term	Meaning
AAD	Annual aggregate deductible
AOCI	Accumulated other comprehensive income (loss)
ASU	Accounting Standards Update
BEAT	Base erosion anti-abuse tax
Board	Board of Directors of ProAssurance Corporation
BOLI	Business owned life insurance
CARES Act	Coronavirus Aid, Relief and Economic Security Act
Council of Lloyd's	The governing body for Lloyd's of London
CODM	Chief Operating Decision Maker
Commutation	An agreement between a ceding insurer and the reinsurer that provides for the valuation, payment, and complete discharge of all obligations between the parties under a particular reinsurance contract
COVID-19	Coronavirus Disease 2019
DPAC	Deferred policy acquisition costs
Eastern Re	Eastern Re, LTD, S.P.C.
EBUB	Earned but unbilled premium
ECO/XPL	Extra-contractual obligations /excess of policy limit claims
FAL	Funds at Lloyd's
FASB	Financial Accounting Standards Board
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FNMA	Federal National Mortgage Association
GAAP	Generally accepted accounting principles in the United States of America
GILTI	Global intangible low-taxed income
GNMA	Government National Mortgage Association
HCPL	Healthcare professional liability
IBNR	Incurred but not reported
Inova Re	Inova Re, LTD, S.P.C.
IRS	Internal Revenue Service
LIBOR	London Interbank Offered Rate
LLC	Limited liability company
Lloyd's	Lloyd's of London market
LP	Limited partnership
Medical technology liability	Medical technology and life sciences products liability
Mortgage Loans	Two ten-year mortgage loans collectively with an original borrowing amount of approximately $40 million, each entered into by a subsidiary of ProAssurance
NAV	Net asset value
NOL	Net operating loss
NORCAL	NORCAL Group
NORCAL Mutual	NORCAL Mutual Insurance Company
NRSRO	Nationally recognized statistical rating organization
NYSE	New York Stock Exchange
OCI	Other comprehensive income (loss)
PCAOB	Public Company Accounting Oversight Board

Term	Meaning
PDR	Premium deficiency reserve
PREP Act	The Public Readiness and Emergency Preparedness Act
Revolving Credit Agreement	ProAssurance's $250 million revolving credit agreement
ROE	Return on equity
ROU	Right-of-use
SEC	Securities and Exchange Commission
SPA	Special Purpose Arrangement
SPC	Segregated portfolio cell
Specialty P&C	Specialty Property and Casualty
Syndicate 1729	Lloyd's of London Syndicate 1729
Syndicate 6131	Lloyd's of London Syndicate 6131, a Special Purpose Arrangement with Lloyd's of London Syndicate 1729
Syndicate Credit Agreement	Unconditional revolving credit agreement with the Premium Trust Fund of Syndicate 1729
TCJA	Tax Cuts and Jobs Act H.R.1 of 2017
U.K.	United Kingdom of Great Britain and Northern Ireland
ULAE	Unallocated loss adjustment expense
VIE	Variable interest entity

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
Forward-looking statements relating to our business include among other things: statements concerning future liquidity and capital requirements, investment valuation and performance, return on equity, financial ratios, net income, premiums, losses and loss reserve, premium rates and retention of current business, competition and market conditions, the expansion of product lines, the development or acquisition of business in new geographical areas, the pricing or availability of acceptable reinsurance, actions by regulators and rating agencies, court actions, legislative actions, payment or performance of obligations under indebtedness, payment of dividends and other matters.
These forward-looking statements are subject to significant risks, assumptions and uncertainties, including, among other things, the following factors that could affect the actual outcome of future events:

•	changes in general economic conditions, including the impact of inflation or deflation and unemployment;
•	our ability to maintain our dividend payments;
•
regulatory, legislative and judicial actions or decisions that could affect our business plans or operations, including the impact of Brexit and the impact of changes in interpretations of certain coverages as a result of COVID-19;

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

•	the effect of cyclical insurance industry trends on our underwriting, including demand and pricing in the insurance and reinsurance markets in which we operate;
•	uncertainties inherent in the estimate of our loss and loss adjustment expense reserve and reinsurance recoverable;
•	changes in the availability, cost, quality or collectability of insurance/reinsurance;
•	the results of litigation, including pre- or post-trial motions, trials and/or appeals we undertake;
•	effects on our claims costs from mass tort litigation that are different from that anticipated by us;
•	allegations of bad faith which may arise from our handling of any particular claim, including failure to settle;
•	loss or consolidation of independent agents, agencies, brokers or brokerage firms;

•	changes in our organization, compensation and benefit plans;
•	changes in the business or competitive environment may limit the effectiveness of our business strategy and impact our revenues;
•	our ability to retain and recruit senior management and other qualified personnel;
•
the availability, integrity and security of our technology infrastructure or that of our third-party providers of technology infrastructure, including any susceptibility to cyber-attacks which might result in a loss of information or operating capability;

•	the impact of a catastrophic event, including the recent COVID-19 pandemic, as it relates to our operations, investment results, Lloyd's Syndicates and our insured risks;
•	the impact of acts of terrorism and acts of war;
•	the effects of terrorism-related insurance legislation and laws;
•	guaranty funds and other state assessments;
•	our ability to achieve continued growth through expansion into new markets or through acquisitions or business combinations;
•	our ability to complete our planned acquisition of NORCAL due to regulatory approval or inability to fund the transaction, or inability to successfully integrate NORCAL and achieve expected synergies;
•	changes to the ratings assigned by rating agencies to our insurance subsidiaries, individually or as a group;
•	provisions in our charter documents, Delaware law and state insurance laws may impede attempts to replace or remove management or may impede a takeover;
•	state insurance restrictions may prohibit assets held by our insurance subsidiaries, including cash and investment securities, from being used for general corporate purposes;
•
taxing authorities can take exception to our tax positions and cause us to incur significant amounts of legal and accounting costs and, if our defense is not successful, additional tax costs, including interest and penalties; and

•
expected benefits from completed and proposed acquisitions may not be achieved or may be delayed longer than expected due to business disruption; loss of customers, employees or key agents; increased operating costs or inability to achieve cost savings and synergies; and assumption of greater than expected liabilities, among other reasons.

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
•
Syndicate 1729 and Syndicate 6131 operations are dependent on a small, specialized management team, and the loss of their services could adversely affect the Syndicate’s business. The inability to identify, hire and retain other highly qualified personnel in the future could adversely affect the quality and profitability of Syndicate 1729’s or Syndicate 6131's business.

Our results may differ materially from those we expect and discuss in any forward-looking statements. The principal risk factors that may cause these differences are described in "Item 1A, Risk Factors" in our December 31, 2019 report on Form 10-K, in "Item 1A, Risk Factors" included in this report and other documents we file with the SEC, such as our current reports on Form 8-K and our regular reports on Form 10-Q.
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

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share data)

	March 31, 2020	December 31, 2019
Assets
Investments
Fixed maturities, available-for-sale, at fair value (amortized cost, $2,287,956 and $2,241,304, respectively; allowance for expected credit losses, $1,163 as of current period end)	$2,281,664	$2,288,785
Fixed maturities, trading, at fair value (cost, $47,282 and $46,772, respectively)	47,680	47,284
Equity investments, at fair value (cost, $108,548 and $227,873, respectively)	92,750	250,552
Short-term investments	347,340	339,907
Business owned life insurance	66,569	66,112
Investment in unconsolidated subsidiaries	371,372	358,820
Other investments (at fair value, $30,871 and $36,018, respectively, otherwise at cost or amortized cost)	33,778	38,949
Total Investments	3,241,153	3,390,409
Cash and cash equivalents	217,169	175,369
Premiums receivable, net	266,822	249,540
Receivable from reinsurers on paid losses and loss adjustment expenses	16,375	12,739
Receivable from reinsurers on unpaid losses and loss adjustment expenses	389,792	390,708
Prepaid reinsurance premiums	44,120	42,796
Deferred policy acquisition costs	56,166	55,567
Deferred tax asset, net	66,710	44,387
Real estate, net	31,122	30,410
Operating lease ROU assets	19,722	21,074
Intangible assets, net	70,167	70,757
Goodwill	210,725	210,725
Other assets	100,807	111,118
Total Assets	$4,730,850	$4,805,599
Liabilities and Shareholders' Equity
Liabilities
Policy liabilities and accruals
Reserve for losses and loss adjustment expenses	$2,331,048	$2,346,526
Unearned premiums	443,288	413,086
Reinsurance premiums payable	52,367	52,946
Total Policy Liabilities	2,826,703	2,812,558
Operating lease liabilities	21,311	22,051
Other liabilities	169,783	173,256
Debt less unamortized debt issuance costs	285,544	285,821
Total Liabilities	3,303,341	3,293,686
Shareholders' Equity
Common shares (par value $0.01 per share, 100,000,000 shares authorized, 63,165,667 and 63,117,235 shares issued, respectively)	632	631
Additional paid-in capital	384,732	384,551
Accumulated other comprehensive income (loss) (net of deferred tax expense (benefit) of ($1,162) and $9,795, respectively)	(4,910)	36,955
Retained earnings	1,463,017	1,505,738
Treasury shares, at cost (9,325,180 shares as of each respective period end)	(415,962)	(415,962)
Total Shareholders' Equity	1,427,509	1,511,913
Total Liabilities and Shareholders' Equity	$4,730,850	$4,805,599
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Changes in Capital (Unaudited)
(In thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2019	$631	$384,551	$36,955	$1,505,738	$(415,962)	$1,511,913
Cumulative-effect adjustment- ASU 2016-13 adoption*	—	—	—	(4,076)	—	(4,076)
Common shares issued for compensation and effect of shares reissued to stock purchase plan	—	33	—	—	—	33
Share-based compensation	—	1,017	—	—	—	1,017
Net effect of restricted and performance shares issued	1	(869)	—	—	—	(868)
Dividends to shareholders	—	—	—	(16,691)	—	(16,691)
Other comprehensive income (loss)	—	—	(41,865)	—	—	(41,865)
Net income (loss)	—	—	—	(21,954)	—	(21,954)
Balance at March 31, 2020	$632	$384,732	$(4,910)	$1,463,017	$(415,962)	$1,427,509

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2018	$630	$384,713	$(16,911)	$1,571,847	$(417,277)	$1,523,002
Cumulative-effect adjustment- ASU 2018-07 adoption	—	—	—	(444)	—	(444)
Common shares issued for compensation and effect of shares reissued to stock purchase plan	—	176	—	—	—	176
Share-based compensation	—	1,237	—	—	—	1,237
Net effect of restricted and performance shares issued	1	(2,632)	—	—	—	(2,631)
Dividends to shareholders	—	—	—	(16,660)	—	(16,660)
Other comprehensive income (loss)	—	—	25,566	—	—	25,566
Net income	—	—	—	31,650	—	31,650
Balance at March 31, 2019	$631	$383,494	$8,655	$1,586,393	$(417,277)	$1,561,896
* See Note 1 for discussion of accounting guidance adopted during the period.
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31
	2020	2019
Revenues
Net premiums earned	$203,855	$208,149
Net investment income	20,830	22,818
Equity in earnings (loss) of unconsolidated subsidiaries	(1,562)	(810)
Net realized investment gains (losses):
Impairment losses	(1,817)	(136)
Portion of impairment losses recognized in other comprehensive income (loss) before taxes	654	87
Net impairment losses recognized in earnings	(1,163)	(49)
Other net realized investment gains (losses)	(27,510)	36,672
Total net realized investment gains (losses)	(28,673)	36,623
Other income	2,251	2,095
Total revenues	196,701	268,875
Expenses
Net losses and loss adjustment expenses	164,832	159,755
Underwriting, policy acquisition and operating expenses:
Operating expense	34,773	33,290
DPAC amortization	27,283	28,102
SPC U.S. federal income tax expense	222	—
SPC dividend expense (income)	(508)	4,787
Interest expense	4,129	4,330
Total expenses	230,731	230,264
Income (loss) before income taxes	(34,030)	38,611
Provision for income taxes:
Current expense (benefit)	(1,852)	343
Deferred expense (benefit)	(10,224)	6,618
Total income tax expense (benefit)	(12,076)	6,961
Net income (loss)	(21,954)	31,650
Other comprehensive income (loss), after tax, net of reclassification adjustments	(41,865)	25,566
Comprehensive income (loss)	$(63,819)	$57,216
Earnings (loss) per share
Basic	$(0.41)	$0.59
Diluted	$(0.41)	$0.59
Weighted average number of common shares outstanding:
Basic	53,808	53,683
Diluted	53,885	53,808
Cash dividends declared per common share	$0.31	$0.31
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended March 31
	2020	2019
Operating Activities
Net income	$(21,954)	$31,650
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, net of accretion	4,734	5,036
(Increase) decrease in cash surrender value of BOLI	(457)	(453)
Net realized investment (gains) losses	28,673	(36,623)
Share-based compensation	1,011	1,228
Deferred income tax expense (benefit)	(10,224)	6,618
Policy acquisition costs, net of amortization (net deferral)	(599)	(2,807)
Equity in (earnings) loss of unconsolidated subsidiaries	1,562	810
Distributed earnings from unconsolidated subsidiaries	1,585	1,938
Other	(703)	1,337
Other changes in assets and liabilities:
Premiums receivable	(22,442)	(27,660)
Reinsurance related assets and liabilities	(4,623)	(27,283)
Other assets	14,268	(1,447)
Reserve for losses and loss adjustment expenses	(15,478)	39,148
Unearned premiums	30,202	42,396
Other liabilities	(17,604)	504
Net cash provided (used) by operating activities	(12,049)	34,392
Investing Activities
Purchases of:
Fixed maturities, available-for-sale	(227,503)	(179,107)
Fixed maturities, trading	(407)	(4,614)
Equity investments	(23,136)	(25,016)
Other investments	(6,065)	(4,602)
Funding of qualified affordable housing project tax credit partnerships	(281)	(247)
Investment in unconsolidated subsidiaries	(17,180)	(31,150)
Proceeds from sales or maturities of:
Fixed maturities, available-for-sale	180,698	119,425
Equity investments	157,652	25,812
Other investments	6,026	4,738
Return of invested capital from unconsolidated subsidiaries	1,481	5,305
Net sales or maturities (purchases) of short-term investments	(7,441)	90,698
Unsettled security transactions, net change	12,937	5,440
Purchases of capital assets	(2,750)	(2,572)
Other	(2,206)	(242)
Net cash provided (used) by investing activities	71,825	3,868
Continued on the following page.

	Three Months Ended March 31
	2020	2019
Continued from the previous page.
Financing Activities
Proceeds (repayments) of Mortgage Loans	(376)	(362)
Dividends to shareholders	(16,714)	(43,338)
Capital contribution received from (return of capital to) external segregated portfolio cell participants	204	(562)
Other	(1,090)	(2,639)
Net cash provided (used) by financing activities	(17,976)	(46,901)
Increase (decrease) in cash and cash equivalents	41,800	(8,641)
Cash and cash equivalents at beginning of period	175,369	80,471
Cash and cash equivalents at end of period	$217,169	$71,830
Significant Non-Cash Transactions
Dividends declared and not yet paid	$16,691	$16,660

See accompanying notes.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2020

1. Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of ProAssurance Corporation and its consolidated subsidiaries (ProAssurance, PRA or the Company). The financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring adjustments, have been included. ProAssurance’s results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes contained in ProAssurance’s December 31, 2019 report on Form 10-K.
ProAssurance operates in five reportable segments as follows: Specialty P&C, Workers' Compensation Insurance, Segregated Portfolio Cell Reinsurance, Lloyd's Syndicates and Corporate. For more information on the Company's segment reporting, including the nature of products and services provided and financial information by segment, refer to Note 12.
Other Liabilities
Other liabilities consisted of the following:

(In thousands)	March 31, 2020	December 31, 2019
SPC dividends payable	$55,669	$55,763
Unpaid shareholder dividends	16,691	16,676
All other	97,423	100,817
Total other liabilities	$169,783	$173,256

SPC dividends payable represents the undistributed equity contractually payable to the external cell participants of SPCs operated by ProAssurance's Cayman Islands subsidiaries, Inova Re and Eastern Re.
Unpaid shareholder dividends represent common stock dividends declared by ProAssurance's Board that had not yet been paid as of March 31, 2020.
Accounting Policies
The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and disclosures related to these amounts at the date of the financial statements. The Company evaluates these estimates and assumptions on an ongoing basis based on current and historical developments, market conditions, industry trends and other information that the Company believes to be reasonable under the circumstances. The Company can make no assurance that actual results will conform to its estimates and assumptions; reported results of operations may be materially affected by changes in these estimates and assumptions.
While the Company did not incur significant operational or financial disruptions during the three months ended March 31, 2020, as a result of the COVID-19 pandemic, the Company may reevaluate certain of these estimates and assumptions in future periods which could result in material changes to its results of operations including, but not limited to, higher losses and loss adjustment expenses, lower premium volume, asset impairment charges, declines in investment valuations, reductions in audit premium estimates, deferred tax valuation allowances and increases in the allowance for expected credit losses related to available-for-sale securities, premiums receivable and reinsurance receivables. The extent to which the COVID-19 pandemic impacts the Company's business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted. These factors include, but are not limited to, the duration, spread, severity, reemergence or mutation of the COVID-19 pandemic, the effects of the COVID-19 pandemic on the Company's insureds, the loss environment, the healthcare industry, the labor market and Lloyd's, the actions and stimulus measures taken by governments and governmental agencies, and to what extent normal economic and operating conditions can resume. Even after the COVID-19 pandemic has subsided, the Company may experience an impact to its business as a result of any economic recession that has occurred or may occur in the future. Please see Note 13 for additional information.
Except as added below, the significant accounting policies followed by ProAssurance in making estimates that materially affect financial reporting are summarized in Note 1 of the Notes to Consolidated Financial Statements in ProAssurance’s December 31, 2019 report on Form 10-K.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2020

Due to the adoption of ASU 2016-13 at the beginning of 2020, ProAssurance began following the accounting policies described below:
Credit Losses
ProAssurance's premiums receivable and reinsurance receivables are exposed to credit losses but to-date have not experienced any significant amount of credit losses. ProAssurance measures expected credit losses on its premiums receivables and reinsurance receivables on a collective (pool) basis when similar risk characteristics exist, and the Company will reassess its pools each reporting period to ensure all receivables within the pool continue to share similar risk characteristics. If the Company determines that a receivable does not share risk characteristics with its other receivables within a pool, it will evaluate that receivable for expected credit losses on an individual basis. ProAssurance measures expected credit losses associated with its premium receivables at the segment level as each segment’s premium receivables share similar risk characteristics including term, type of financial asset and similar historical and expected credit loss patterns. ProAssurance measures expected credit losses associated with its reinsurance receivables (related to both paid and unpaid losses) at the consolidated level as its reinsurance receivables share similar risk characteristics including type of financial asset, type of industry and similar historical and expected credit loss patterns.
ProAssurance measures expected credit losses over the contractual term of each pool utilizing a loss rate method. Historical internal credit loss experience for each pool is the basis for the Company’s assessment of expected credit losses; however, the Company may also consider historical credit loss information from external sources. In addition to historical credit loss data, the Company also considers reasonable and supportable forecasts of future economic conditions in its estimate of expected credit losses by utilizing industry and macroeconomic factors that it believes most relevant to the collectability of each pool.
ProAssurance’s premiums receivable on its Condensed Consolidated Balance Sheet as of March 31, 2020 is reported net of the related allowance for expected credit losses of $6.2 million. The following table presents a roll forward of the allowance for expected credit losses related to the Company's premiums receivable for the three months ended March 31, 2020.

(In thousands)	Premiums Receivable, Net	Allowance for Expected Credit Losses
Balance, December 31, 2019	$249,540	$1,590
Cumulative-effect adjustment on January 1, 2020, before tax - ASU 2016-13 adoption		5,160
Provision for expected credit losses		88
Write offs charged against the allowance		(689)
Recoveries of amounts previously written off		48
Balance, March 31, 2020	$266,822	$6,197

ProAssurance’s expected credit losses associated with its reinsurance receivables (related to both paid and unpaid losses) were nominal in amount as of March 31, 2020. ProAssurance has other financial assets and off-balance-sheet commitments that are exposed to credit losses; however, expected credit losses associated with these assets and commitments were nominal in amount as of March 31, 2020.
Investments
Impairments
ProAssurance evaluates its available-for-sale investment securities, which at March 31, 2020 and December 31, 2019 consisted entirely of fixed maturity securities, on at least a quarterly basis for the purpose of determining whether declines in fair value below recorded cost basis represent impairment. The Company considers an impairment to have occurred:

•	if there is intent to sell the security;

•	if it is more likely than not that the security will be required to be sold before full recovery of its amortized cost basis; or

•	if the entire amortized basis of the security is not expected to be recovered.
The assessment of whether the amortized cost basis of a security is expected to be recovered requires management to make assumptions regarding various matters affecting future cash flows. The choice of assumptions is subjective and requires the use of judgment. Actual credit losses experienced in future periods may differ from management’s estimates of those credit losses. Methodologies used to estimate the present value of expected cash flows are:

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2020

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

•
for asset-backed securities, the origination date of the underlying loans, the remaining average life, the probability that credit performance of the underlying loans will deteriorate in the future and ProAssurance's assessment of the quality of the collateral underlying the loan;

•	failure of the issuer of the security to make scheduled interest or principal payments;

•	any changes to the rating of the security by a rating agency;

•	recoveries or additional declines in fair value subsequent to the balance sheet date;

•	adverse legal or regulatory events;

•	significant deterioration in the market environment that may affect the value of collateral (e.g. decline in real estate prices);

•	significant deterioration in economic conditions; and

•	disruption in the business model resulting from changes in technology or new entrants to the industry.
If deemed appropriate and necessary, a discounted cash flow analysis is performed to confirm whether a credit loss exists and, if so, the amount of the credit loss. ProAssurance uses the single best estimate approach for available-for-sale debt securities and considers all reasonably available data points, including industry analyses, credit ratings, expected defaults and the remaining payment terms of the debt security. For fixed rate available-for-sale debt securities, cash flows are discounted at the security's effective interest rate implicit in the security at the date of acquisition. If the available-for-sale debt security’s contractual interest rate varies based on subsequent changes in an independent factor, such as an index or rate, for example, the prime rate, the LIBOR, or the U.S. Treasury bill weekly average, that security’s effective interest rate is calculated based on the factor as it changes over the life of the security.
If ProAssurance intends to sell a debt security or believes it will more likely than not be required to sell a debt security before the amortized cost basis is recovered, any existing allowance will be written off against the security's amortized cost basis, with any remaining difference between the debt security's amortized cost basis and fair value recognized as an impairment loss in earnings.
Exclusive of securities where there is an intent to sell or where it is not more likely than not that the security will be required to be sold before recovery of its amortized cost basis, impairment for debt securities is separated into a credit component and a non-credit component. The credit component of an impairment is the difference between the security’s amortized cost basis and the present value of its expected future cash flows, while the non-credit component is the remaining difference between the security’s fair value and the present value of expected future cash flows. An allowance for expected credit losses will be recorded for the expected credit losses through income and the non-credit component is recognized in OCI. The amount of impairment recognized is limited to the excess of the amortized cost over the fair value of the available-for-sale debt security.
Accounting Changes Adopted
Improvements to Financial Instruments - Credit Losses (ASU 2016-13)
Effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, the FASB issued guidance that replaces the incurred loss impairment methodology, which delays recognition of credit losses until a probable loss has been incurred, with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Included in the scope of this guidance are the Company's available-for-sale fixed maturity securities and its financial assets held at amortized cost. Under the new guidance, credit losses are required to be recorded through an allowance for expected credit losses account and the income statement will reflect the initial recognition of lifetime expected credit losses for any newly recognized financial assets as well as increases or decreases of expected credit losses that have taken place during the period. Credit losses on available-for-sale fixed maturity securities are required to be presented as an allowance, rather than as a write-down of the asset, limited to the amount by which

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2020

the fair value is below amortized cost. ProAssurance adopted this guidance beginning January 1, 2020 using a modified retrospective application for the portion of the new guidance that relates to its premiums and reinsurance receivables and a prospective application for the portion of the new guidance that relates to its available-for-sale fixed maturity securities. ProAssurance recorded a cumulative-effect adjustment of $4.1 million, net of related tax impacts, to beginning retained earnings as of January 1, 2020 to increase its consolidated allowance for expected credit losses related to its premiums receivable. ProAssurance determined that estimated expected credit losses associated with the Company's other financial assets held at amortized cost included in the scope of this new guidance was nominal as of January 1, 2020. Adoption of this guidance had no material effect on ProAssurance's results of operations, financial position or cash flows.
Simplifying the Test for Goodwill Impairment (ASU 2017-04)
Effective for the fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, the FASB issued guidance that simplifies the requirements to test goodwill for impairment for business entities that have goodwill reported in their financial statements. The guidance eliminates the second step of the impairment test which measures a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount which is expected to reduce the complexity and cost of future tests of goodwill for impairment. In addition, the guidance also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment. ProAssurance adopted the guidance beginning January 1, 2020, and adoption had no material effect on ProAssurance’s results of operations, financial position or cash flows.
Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13)
Effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, the FASB issued guidance that eliminates, modifies and adds certain disclosure requirements related to fair value measurements. The new guidance eliminates the requirements to disclose the transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for the timing of transfers between levels of the fair value hierarchy and the valuation process for Level 3 fair value measurements while it modifies existing disclosure requirements related to measurement uncertainty and the requirement to disclose the timing of liquidation of an investee's assets for investments in certain entities that calculate NAV. The new guidance also adds requirements to disclose changes in unrealized gains and losses included in OCI for recurring Level 3 fair value measurements as well as the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. An entity is permitted to early adopt any eliminated or modified disclosure requirements and delay adoption of the additional disclosure requirements until the guidance is effective. During the third quarter of 2018, ProAssurance elected to early adopt the provisions that eliminate and modify certain disclosure requirements within Note 2 on a retrospective basis, and adopted the additional disclosure requirements beginning January 1, 2020. Adoption of this guidance had no material effect on ProAssurance’s results of operations, financial position or cash flows as it affected disclosures only.
Intangibles - Goodwill and Other-Internal-Use Software (ASU 2018-15)
Effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, the FASB amended the new standard regarding accounting for implementation costs in cloud computing arrangements. The amended guidance substantially aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ProAssurance adopted the guidance beginning January 1, 2020, and adoption had no material effect on ProAssurance’s results of operations, financial position or cash flows.
Targeted Improvements to Related Party Guidance for VIEs (ASU 2018-17)
Effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, the FASB amended guidance which improves the consistency of the application of the VIE guidance for common control arrangements. The amended guidance requires an entity to consider indirect interests held through related parties under common control on a proportional basis rather than as the equivalent of a direct interest in its entirety when determining whether a decision-making fee is a variable interest. ProAssurance adopted the guidance beginning January 1, 2020. ProAssurance does not have any material indirect interests held through related parties under common control; therefore, adoption had no material effect on ProAssurance’s results of operations, financial position or cash flows.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2020

Collaborative Arrangements (ASU 2018-18)
Effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, the FASB issued new guidance which clarifies how to assess whether certain transactions between participants in a collaborative arrangement should be accounted for under the revenue from contracts with customers accounting standard when the counterpart is a customer. In addition, the guidance precludes an entity from presenting consideration from a transaction in a collaborative arrangement as revenue from contracts with customers if the counterparty is not a customer for that transaction. ProAssurance adopted the guidance beginning January 1, 2020, and adoption had no material effect on ProAssurance’s results of operations, financial position or cash flows.
Reference Rate Reform (ASU 2020-04)
The FASB issued guidance intended to assist stakeholders during the market-wide reference rate transition period and is effective for a limited period between March 12, 2020 and December 31, 2022. The guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate that is expected to be discontinued because of reference rate reform. ProAssurance has exposure to LIBOR-based financial instruments through its variable rate Mortgage Loans and Revolving Credit Agreement; however, these agreements include provisions for an alternative benchmark rate if LIBOR ceases to exist, which do not materially change the liability exposure. Additionally, ProAssurance has exposure to LIBOR in its available-for-sale fixed maturities portfolio which represented approximately 6% of total investments, or $185 million, as of March 31, 2020; 25% of these investments with exposure to LIBOR were issued during 2020 or 2019 and include provisions for an alternative benchmark rate. Optional expedients for contract modifications include a prospective adjustment that does not require contract remeasurement or reassessment of a previous accounting determination; therefore, the modified contract is accounted for as a continuation of the existing contract. ProAssurance adopted the guidance beginning March 12, 2020, and adoption had no material effect on ProAssurance's results of operations, financial position or cash flows.
Accounting Changes Not Yet Adopted
Simplifying the Accounting for Income Taxes (ASU 2019-12)
Effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years, the FASB issued new guidance which is intended to simplify various aspects related to accounting for income taxes. In addition, it removes certain exceptions to the general principles in the income tax guidance in the codification and also clarifies and amends existing guidance to improve consistent application. ProAssurance plans to adopt the guidance beginning January 1, 2021, and adoption is not expected to have a material effect on ProAssurance's results of operations, financial position or cash flows.
Clarifying the Interactions between Investments - Equity Securities, Investments - Equity Method and Joint Ventures, and Derivatives and Hedging (ASU 2020-01)
Effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years, the FASB amended guidance that clarifies the accounting for the transition into and out of the equity method and measuring certain purchased options and forward contracts to acquire investments. ProAssurance plans to adopt the guidance beginning January 1, 2021, and adoption is not expected to have a material effect on ProAssurance's results of operations, financial position or cash flows.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2020

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

Fair values of assets measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019 are shown in the following tables. Where applicable, the tables also indicate the fair value hierarchy of the valuation techniques utilized to determine those fair values. For some assets, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. When this is the case, the asset is categorized based on the level of the most significant input to the fair value measurement. Assessments of the significance of a particular input to the fair value measurement require judgment and consideration of factors specific to the assets being valued.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2020

	March 31, 2020
	Fair Value Measurements Using			Total
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Fixed maturities, available-for-sale
U.S. Treasury obligations	$—	$129,260	$—	$129,260
U.S. Government-sponsored enterprise obligations	—	12,410	—	12,410
State and municipal bonds	—	291,667	—	291,667
Corporate debt, multiple observable inputs	—	1,285,278	—	1,285,278
Corporate debt, limited observable inputs	—	—	3,440	3,440
Residential mortgage-backed securities	—	229,905	693	230,598
Agency commercial mortgage-backed securities	—	13,363	—	13,363
Other commercial mortgage-backed securities	—	78,519	605	79,124
Other asset-backed securities	—	230,925	5,599	236,524
Fixed maturities, trading	—	47,680	—	47,680
Equity investments
Financial	14,953	—	—	14,953
Utilities/Energy	447	—	—	447
Consumer oriented	1,067	—	—	1,067
Industrial	1,286	—	—	1,286
Bond funds	34,923	—	—	34,923
All other	17,135	—	—	17,135
Short-term investments	336,426	10,914	—	347,340
Other investments	380	29,153	1,338	30,871
Other assets	—	465	—	465
Total assets categorized within the fair value hierarchy	$406,617	$2,359,539	$11,675	2,777,831
Assets carried at NAV, which approximates fair value and which are not categorized within the fair value hierarchy, reported as a part of:
Equity investments				22,939
Investment in unconsolidated subsidiaries				280,842
Total assets at fair value				$3,081,612

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2020

	December 31, 2019
	Fair Value Measurements Using			Total
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Fixed maturities, available-for-sale
U.S. Treasury obligations	$—	$110,467	$—	$110,467
U.S. Government-sponsored enterprise obligations	—	17,340	—	17,340
State and municipal bonds	—	296,093	—	296,093
Corporate debt, multiple observable inputs	—	1,335,285	—	1,335,285
Corporate debt, limited observable inputs	—	—	5,079	5,079
Residential mortgage-backed securities	—	208,408	—	208,408
Agency commercial mortgage-backed securities	—	8,221	—	8,221
Other commercial mortgage-backed securities	—	71,868	—	71,868
Other asset-backed securities	—	233,032	2,992	236,024
Fixed maturities, trading	—	47,284	—	47,284
Equity investments
Financial	40,294	—	—	40,294
Utilities/Energy	21,195	—	—	21,195
Consumer oriented	29,288	—	—	29,288
Industrial	26,440	—	—	26,440
Bond funds	58,346	—	—	58,346
All other	52,512	—	—	52,512
Short-term investments	317,313	22,594	—	339,907
Other investments	219	32,713	3,086	36,018
Other assets	—	760	—	760
Total assets categorized within the fair value hierarchy	$545,607	$2,384,065	$11,157	2,940,829
Assets carried at NAV, which approximates fair value and which are not categorized within the fair value hierarchy, reported as a part of:
Equity investments				22,477
Investment in unconsolidated subsidiaries				270,524
Total assets at fair value				$3,233,830

The fair values for securities included in the Level 2 category, with the few exceptions described below, were developed by one of several third party, nationally recognized pricing services, including services that price only certain types of securities. Each service uses complex methodologies to determine values for securities and subject the values they develop to quality control reviews. Management selected a primary source for each type of security in the portfolio and reviewed the values provided for reasonableness by comparing data to alternate pricing services and to available market and trade data. Values that appeared inconsistent were further reviewed for appropriateness. Any value that did not appear reasonable was discussed with the service that provided the value and adjusted, if necessary. There were no material changes to the values supplied by the pricing services as of March 31, 2020 and December 31, 2019.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2020

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
Fixed maturities, trading, are held by the Lloyd's Syndicates segment and include U.S. Treasury obligations, corporate debt with multiple observable inputs and residential mortgage-backed securities. These securities were valued using the respective valuation methodologies discussed above for each security type.
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
Other assets consisted of an interest rate cap derivative instrument, valued using a model which considers the volatilities from other instruments with similar maturities, strike prices, durations and forward yield curves. Under the terms of the interest rate cap agreement, ProAssurance paid a premium of $2 million for the right to receive cash payments based upon a notional amount of $35 million if and when the three-month LIBOR rises above 2.35%. The Company's variable-rate Mortgage Loans bear an interest rate of three-month LIBOR plus 1.325%. For additional information regarding the interest rate cap agreement, see Note 12 of the Notes to Consolidated Financial Statements in ProAssurance's December 31, 2019 report on Form 10-K.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2020

Level 3 Valuations
Below is a summary description of the valuation methodologies used as well as quantitative information regarding securities in the Level 3 category, by security type:
Level 3 Valuation Methodologies
Corporate debt, limited observable inputs consisted of corporate bonds valued using dealer quotes for similar securities or discounted cash flow models using yields currently available for similar securities. Similar securities are defined as securities of comparable credit quality that have like terms and payment features. Assessments of credit quality were based on NRSRO ratings, if available, or were determined by management if not available. At March 31, 2020, 100% of the securities were rated and the average rating was BB+. At December 31, 2019, 66% of the securities were rated and the average rating was BBB-.
Residential mortgage-backed, other commercial mortgage-backed and other asset-backed securities consisted of securitizations of receivables valued using dealer quotes for similar securities or discounted cash flow models using yields currently available for similar securities. Similar securities are defined as securities of comparable credit quality that have like terms and payment features. Assessments of credit quality were based on NRSRO ratings, if available, or were subjectively determined by management if not available. At March 31, 2020, 75% of the securities were rated and the average rating was AA-. At December 31, 2019, 100% of the securities were rated and the average rating was AA.
Other investments consisted of convertible securities for which limited observable inputs were available at March 31, 2020 and December 31, 2019. The securities were valued internally based on expected cash flows, including the expected final recovery, discounted at a yield that considered the lack of liquidity and the financial status of the issuer.
Quantitative Information Regarding Level 3 Valuations

	Fair Value at
($ in thousands)	March 31, 2020	December 31, 2019	Valuation Technique	Unobservable Input	Range (Weighted Average)
Assets:
Corporate debt, limited observable inputs	$3,440	$5,079	Market Comparable Securities	Comparability Adjustment	0% - 5% (2.5%)
			Discounted Cash Flows	Comparability Adjustment	0% - 5% (2.5%)
Residential mortgage-backed and other commercial mortgage-backed securities	$1,298	—	Market Comparable Securities	Comparability Adjustment	0% - 5% (2.5%)
			Discounted Cash Flows	Comparability Adjustment	0% - 5% (2.5%)
Other asset-backed securities	$5,599	$2,992	Market Comparable Securities	Comparability Adjustment	0% - 5% (2.5%)
			Discounted Cash Flows	Comparability Adjustment	0% - 5% (2.5%)
Other investments	$1,338	3,086	Discounted Cash Flows	Comparability Adjustment	0% - 10% (5%)

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
March 31, 2020

Fair Value Measurements - Level 3 Assets
The following tables (the Level 3 Tables) present summary information regarding changes in the fair value of assets measured at fair value using Level 3 inputs.

	March 31, 2020
	Level 3 Fair Value Measurements – Assets
(In thousands)	Corporate Debt	Asset-backed Securities	Other investments	Total
Balance December 31, 2019	$5,079	$2,992	$3,086	$11,157
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Net investment income	—	—	—	—
Net realized investment gains (losses)	—	—	(222)	(222)
Included in other comprehensive income	(83)	(122)	—	(205)
Purchases	—	3,422	—	3,422
Sales	(1,707)	—	—	(1,707)
Transfers in	945	605	—	1,550
Transfers out	(794)	—	(1,526)	(2,320)
Balance March 31, 2020	$3,440	$6,897	$1,338	$11,675
Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets held at period-end	$—	$—	$(222)	$(222)

	March 31, 2019
	Level 3 Fair Value Measurements – Assets
(In thousands)	Corporate Debt	Asset-backed Securities	Other investments	Total
Balance December 31, 2018	$4,322	$3,850	$3	$8,175
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Net investment income	2	(118)	—	(116)
Net realized investment gains (losses)	—	—	—	—
Included in other comprehensive income	3	157	—	160
Purchases	1,305	—	—	1,305
Sales	(136)	(6)	—	(142)
Transfers in	—	1,200	—	1,200
Transfers out	(1,200)	(951)	—	(2,151)
Balance March 31, 2019	$4,296	$4,132	$3	$8,431
Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets held at period-end	$—	$—	$—	$—

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2020

Transfers
Transfers shown in the preceding Level 3 tables were as of the end of the quarter in which the transfer occurred. All transfers were to or from Level 2.
All transfers in and out of Level 3 during the three months ended March 31, 2020 and 2019 related to securities held for which the level of market activity for identical or nearly identical securities varies from period to period. The securities were valued using multiple observable inputs when those inputs were available; otherwise the securities were valued using limited observable inputs.
Fair Values Not Categorized
At March 31, 2020 and December 31, 2019, certain LPs/LLCs and investment funds measure fund assets at fair value on a recurring basis and provide a NAV for ProAssurance's interest. The carrying value of these interests is based on the NAV provided and was considered to approximate the fair value of the interests. For investment in unconsolidated subsidiaries, ProAssurance recognizes any changes in the NAV of its interests in equity in earnings (loss) of unconsolidated subsidiaries during the period of change. In accordance with GAAP, the fair value of these investments was not classified within the fair value hierarchy. The amount of ProAssurance's unfunded commitments related to these investments as of March 31, 2020 and fair values of these investments as of March 31, 2020 and December 31, 2019 were as follows:

	Unfunded Commitments	Fair Value
(In thousands)	March 31, 2020	March 31, 2020	December 31, 2019
Equity investments:
Mortgage fund (1)	$—	$22,939	$22,477
Investment in unconsolidated subsidiaries:
Private debt funds (2)	$12,040	19,275	19,011
Long equity fund (3)	None	4,863	5,293
Long/short equity funds (4)	None	29,107	30,542
Non-public equity funds (5)	$62,272	131,238	120,343
Multi-strategy fund of funds (6)	None	1,993	1,951
Credit funds (7)	$2,048	42,959	42,415
Long/short commodities fund (8)	None	14,409	14,519
Strategy focused funds (9)	$42,991	36,998	36,450
		280,842	270,524
Total investments carried at NAV		$303,781	$293,001
Below is additional information regarding each of the investments listed in the table above as of March 31, 2020.

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
March 31, 2020

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

(7)
This investment is comprised of four unrelated LP funds. Two funds seek to obtain superior risk-adjusted absolute returns through a diversified portfolio of debt securities, including bonds, loans and other asset-backed instruments. A third fund focuses on private middle market company mezzanine loans, while the remaining fund seeks event driven opportunities across the corporate credit spectrum. Two funds are allowed redemptions at any quarter-end with a prior notice requirement of 90 days; one fund permits redemption at any quarter-end with a prior notice requirement of 180 days and one fund does not allow redemptions. For the fund that does not allow redemptions, income and capital are to be periodically distributed at the discretion of the LP over time frames that are anticipated to span up to twelve years.

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
Nonrecurring Fair Value Measurement
At March 31, 2020 and December 31, 2019, ProAssurance did not have any assets or liabilities that were measured at fair value on a nonrecurring basis.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2020

Financial Instruments - Methodologies Other Than Fair Value
The following table provides the estimated fair value of the Company's financial instruments that, in accordance with GAAP for the type of investment, are measured using a methodology other than fair value. Fair values provided primarily fall within the Level 3 fair value category.

	March 31, 2020		December 31, 2019
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
BOLI	$66,569	$66,569	$66,112	$66,112
Other investments	$2,907	$2,907	$2,931	$2,931
Other assets	$23,353	$23,361	$28,645	$28,650
Financial liabilities:
Senior notes due 2023*	$250,000	$255,235	$250,000	$273,865
Mortgage Loans*	$37,240	$37,240	$37,617	$37,617
Other liabilities	$22,495	$22,495	$27,953	$27,953
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
Other assets and other liabilities primarily consisted of related investment assets and liabilities associated with funded deferred compensation agreements. The fair value of the funded deferred compensation assets was based upon quoted market prices, which is categorized as a Level 1 valuation, and had a fair value of $22.6 million and $26.9 million at March 31, 2020 and December 31, 2019, respectively. The deferred compensation liabilities are adjusted to match the fair value of the deferred compensation assets. Other assets also included an unsecured note receivable under a separate line of credit agreement. Fair value of the note receivable was based on the present value of expected cash flows from the note receivable, discounted at market rates on the valuation date for receivables with similar credit standings and similar payment structures.
The fair value of the debt was estimated based on the present value of expected future cash outflows, discounted at rates available on the valuation date for similar debt issued by entities with a similar credit standing to ProAssurance.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2020

3. Investments
Available-for-sale fixed maturities at March 31, 2020 and December 31, 2019 included the following:

	March 31, 2020
(In thousands)	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities, available-for-sale
U.S. Treasury obligations	$123,840	$—	$5,420	$—	$129,260
U.S. Government-sponsored enterprise obligations	12,205	—	205	—	12,410
State and municipal bonds	282,451	—	9,795	579	291,667
Corporate debt	1,302,979	1,163	20,157	33,255	1,288,718
Residential mortgage-backed securities	228,584	—	7,174	5,160	230,598
Agency commercial mortgage-backed securities	12,901	—	464	2	13,363
Other commercial mortgage-backed securities	80,470	—	1,446	2,792	79,124
Other asset-backed securities	244,526	—	1,130	9,132	236,524
	$2,287,956	$1,163	$45,791	$50,920	$2,281,664

	December 31, 2019
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities, available-for-sale
U.S. Treasury obligations	$109,060	$1,533	$126	$110,467
U.S. Government-sponsored enterprise obligations	17,215	125	—	17,340
State and municipal bonds	287,658	9,110	675	296,093
Corporate debt	1,308,889	33,050	1,575	1,340,364
Residential mortgage-backed securities	205,588	3,139	319	208,408
Agency commercial mortgage-backed securities	8,054	182	15	8,221
Other commercial mortgage-backed securities	70,621	1,468	221	71,868
Other asset-backed securities	234,219	1,958	153	236,024
	$2,241,304	$50,565	$3,084	$2,288,785

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2020

The recorded cost basis and estimated fair value of available-for-sale fixed maturities at March 31, 2020, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total Fair Value
Fixed maturities, available-for-sale
U.S. Treasury obligations	$123,840	$28,290	$79,453	$21,059	$458	$129,260
U.S. Government-sponsored enterprise obligations	12,205	2,001	5,057	5,197	155	12,410
State and municipal bonds	282,451	22,973	113,255	123,840	31,599	291,667
Corporate debt	1,302,979	130,833	762,741	371,657	23,487	1,288,718
Residential mortgage-backed securities	228,584					230,598
Agency commercial mortgage-backed securities	12,901					13,363
Other commercial mortgage-backed securities	80,470					79,124
Other asset-backed securities	244,526					236,524
	$2,287,956					$2,281,664

Excluding obligations of the U.S. Government, U.S. Government-sponsored enterprises and a U.S. Government obligations money market fund, no investment in any entity or its affiliates exceeded 10% of shareholders’ equity at March 31, 2020.
Cash and securities with a carrying value of $44.0 million at March 31, 2020 were on deposit with various state insurance departments to meet regulatory requirements.
As a member of Lloyd's, ProAssurance is required to maintain capital at Lloyd's, referred to as FAL, to support underwriting by Syndicate 1729 and Syndicate 6131. At March 31, 2020, ProAssurance's FAL investments were comprised of available-for-sale fixed maturities with a fair value of $123.7 million and cash and cash equivalents of $12.5 million on deposit with Lloyd's in order to satisfy these FAL requirements.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2020

Investments Held in a Loss Position
The following tables provide summarized information with respect to investments held in an unrealized loss position at March 31, 2020 and December 31, 2019, including the length of time the investment had been held in a continuous unrealized loss position.

	March 31, 2020
	Total		Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Loss	Value	Loss	Value	Loss
Fixed maturities, available-for-sale
State and municipal bonds	$26,636	$579	$26,636	$579	$—	$—
Corporate debt	532,748	33,255	510,054	30,631	22,694	2,624
Residential mortgage-backed securities	66,200	5,160	62,274	5,143	3,926	17
Agency commercial mortgage-backed securities	311	2	—	—	311	2
Other commercial mortgage-backed securities	36,679	2,792	36,059	2,771	620	21
Other asset-backed securities	159,054	9,132	157,064	9,116	1,990	16
	$821,628	$50,920	$792,087	$48,240	$29,541	$2,680

	December 31, 2019
	Total		Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Loss	Value	Loss	Value	Loss
Fixed maturities, available-for-sale
U.S. Treasury obligations	$25,959	$126	$15,305	$103	$10,654	$23
State and municipal bonds	36,565	675	35,621	674	944	1
Corporate debt	128,254	1,575	88,582	932	39,672	643
Residential mortgage-backed securities	59,291	319	28,048	63	31,243	256
Agency commercial mortgage-backed securities	459	15	158	—	301	15
Other commercial mortgage-backed securities	18,339	221	16,924	206	1,415	15
Other asset-backed securities	48,912	153	37,322	145	11,590	8
	$317,779	$3,084	$221,960	$2,123	$95,819	$961

As of March 31, 2020, excluding U.S. Government or U.S. Government-sponsored enterprise obligations, there were 932 debt securities (39.4% of all available-for-sale fixed maturity securities held) in an unrealized loss position representing 547 issuers. The greatest and second greatest unrealized loss positions among those securities were approximately $2.0 million and $1.3 million, respectively. The securities were evaluated for impairment as of March 31, 2020.
As of December 31, 2019, excluding U.S. Government or U.S. Government-sponsored enterprise obligations, there were 263 debt securities (12.1% of all available-for-sale fixed maturity securities held) in an unrealized loss position representing 204 issuers. The greatest and second greatest unrealized loss positions among those securities were approximately $0.2 million and $0.1 million, respectively. The securities were evaluated for impairment as of December 31, 2019.
Each quarter, ProAssurance performs a detailed analysis for the purpose of assessing whether any of the securities it holds in an unrealized loss position has suffered an impairment due to credit or non-credit factors. A detailed discussion of the factors considered in the assessment is included in Note 1.
Fixed maturity securities held in an unrealized loss position at March 31, 2020, excluding asset-backed securities, have paid all scheduled contractual payments and are expected to continue doing so. Expected future cash flows of asset-backed

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2020

securities, excluding those issued by GNMA, FNMA and FHLMC, held in an unrealized loss position were estimated as part of the March 31, 2020 impairment evaluation using the most recently available six-month historical performance data for the collateral (loans) underlying the security or, if historical data was not available, sector based assumptions, and equaled or exceeded the current amortized cost basis of the security.
The following table presents a roll forward of the allowance for expected credit losses on available-for-sale fixed maturities for the three months ended March 31, 2020.

(In thousands)	Corporate Debt	Total
Balance December 31, 2019	$—	$—
Additional credit losses related to securities for which:
No allowance for credit losses has been previously recognized	1,163	1,163
Balance March 31, 2020	$1,163	$1,163

Other information regarding sales and purchases of fixed maturity available-for-sale securities is as follows:

	Three Months Ended March 31
(In millions)	2020	2019
Proceeds from sales (exclusive of maturities and paydowns)	$64.9	$31.5
Purchases	$227.5	$179.1

Equity Investments
ProAssurance's equity investments are carried at fair value with changes in fair value recognized in income as a component of net realized investment gains (losses) during the period of change. Equity investments on the Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019 primarily included stocks, bond funds and investment funds.
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
Net Investment Income
Net investment income by investment category was as follows:

	Three Months Ended March 31
(In thousands)	2020	2019
Fixed maturities	$18,285	$17,517
Equities	1,909	4,823
Short-term investments, including Other	1,472	1,835
BOLI	456	453
Investment fees and expenses	(1,292)	(1,810)
Net investment income	$20,830	$22,818

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2020

Investment in Unconsolidated Subsidiaries
ProAssurance's investment in unconsolidated subsidiaries were as follows:

	March 31, 2020	Carrying Value
(In thousands)	Percentage Ownership	March 31, 2020	December 31, 2019
Qualified affordable housing project tax credit partnerships	See below	$42,079	$46,421
Other tax credit partnerships	See below	1,763	2,085
All other investments, primarily investment fund LPs/LLCs	See below	327,530	310,314
		$371,372	$358,820

Qualified affordable housing project tax credit partnership interests held by ProAssurance generate investment returns by providing tax benefits to fund investors in the form of tax credits and project operating losses. The carrying value of these investments reflects ProAssurance's total commitments (both funded and unfunded) to the partnerships, less any amortization. ProAssurance's ownership percentage relative to two of the tax credit partnership interests is almost 100%; these interests had a carrying value of $15.2 million at March 31, 2020 and $17.2 million at December 31, 2019. ProAssurance's ownership percentage relative to the remaining tax credit partnership interests is less than 20%; these interests had a carrying value of $26.9 million at March 31, 2020 and $29.2 million at December 31, 2019. Since ProAssurance has the ability to exert influence over the partnerships but does not control them, all are accounted for using the equity method. See further discussion of the entities in which ProAssurance holds passive interests in Note 10.
Other tax credit partnerships are comprised entirely of an investment in a historic tax credit partnership. The historic tax credit partnership generates investment returns by providing benefits to fund investors in the form of tax credits, tax deductible project operating losses and positive cash flows. The carrying value of this investment reflects ProAssurance's total funded commitment less any amortization. ProAssurance's ownership percentage relative to the historic tax credit partnership is almost 100%. Since ProAssurance has the ability to exert influence over the partnership but does not control it, it is accounted for using the equity method. See further discussion of the entities in which ProAssurance holds passive interests in Note 10.
ProAssurance holds interests in investment fund LPs/LLCs and other equity method investments and LPs/LLCs which are not considered to be investment funds. ProAssurance's ownership percentage relative to three of the LPs/LLCs is greater than 25%, which is expected to be reduced as the funds mature and other investors participate in the funds; these investments had a carrying value of $41.0 million at both March 31, 2020 and December 31, 2019. ProAssurance's ownership percentage relative to the remaining investments and LPs/LLCs is less than 25%; these interests had a carrying value of $286.5 million at March 31, 2020 and $269.3 million at December 31, 2019. ProAssurance does not have the ability to exert control over any of these funds.
Equity in Earnings (Loss) of Unconsolidated Subsidiaries
Equity in earnings (loss) of unconsolidated subsidiaries included losses from qualified affordable housing project tax credit partnerships and a historic tax credit partnership. Losses recorded reflect ProAssurance's allocable portion of partnership operating losses. Tax credits reduce income tax expense in the period they are recognized. Losses recorded and tax credits recognized related to ProAssurance's tax credit partnership investments were as follows:

	Three Months Ended March 31
(In thousands)	2020	2019
Qualified affordable housing project tax credit partnerships
Losses recorded	$4,342	$4,430
Tax credits recognized	$4,369	$4,531

Historic tax credit partnership
Losses recorded	$323	$189
Tax credits recognized	$103	$103

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2020

Due to the consolidated loss before income taxes recognized for the three months ended March 31, 2020, the tax credits generated in the first quarter of 2020 from tax credit partnership investments of $4.5 million were deferred and are expected to be utilized in future periods.
Net Realized Investment Gains (Losses)
Realized investment gains and losses are recognized on the first-in, first-out basis. The following table provides detailed information regarding net realized investment gains (losses):

	Three Months Ended March 31
(In thousands)	2020	2019
Total impairment losses:
Corporate debt	$(1,817)	$(136)
Portion of impairment losses recognized in other comprehensive income before taxes:
Corporate debt	654	87
Net impairment losses recognized in earnings	(1,163)	(49)
Gross realized gains, available-for-sale fixed maturities	2,427	367
Gross realized (losses), available-for-sale fixed maturities	(1,403)	(336)
Net realized gains (losses), trading fixed maturities	103	(28)
Net realized gains (losses), equity investments	15,190	1,790
Net realized gains (losses), other investments	48	379
Change in unrealized holding gains (losses), trading fixed maturities	(118)	210
Change in unrealized holding gains (losses), equity investments	(38,477)	32,394
Change in unrealized holding gains (losses), convertible securities, carried at fair value	(5,273)	1,895
Other	(7)	1
Net realized investment gains (losses)	$(28,673)	$36,623

For the three months ended March 31, 2020, ProAssurance recognized credit-related impairment losses in earnings of approximately $1.2 million and non-credit impairment losses in OCI of approximately $0.7 million. The credit-related impairment losses related to four corporate bonds in the energy, consumer and entertainment sectors. The non-credit related impairment losses related related to three corporate bonds in the energy and consumer sectors. For the three months ended March 31, 2019, ProAssurance recognized a nominal amount of both credit related impairment losses in earnings and non-credit impairment losses in OCI, both of which related to a corporate bond.
ProAssurance recognized $28.7 million of net realized investment losses during the 2020 three-month period driven by the impact of decreases in fair value on its equity portfolio of $38.5 million and convertible securities of $5.3 million attributable to the recent disruptions in global financial markets related to COVID-19. During the 2019 three-month period, ProAssurance recognized $36.6 million of net realized investment gains driven by increases in fair value on its equity portfolio of $32.4 million due to the improvement of the market during the first quarter of 2019.
The following table presents a roll forward of cumulative credit losses recorded in earnings related to impaired debt securities for which a portion of the impairment was recorded in OCI.

	Three Months Ended March 31
(In thousands)	2020	2019
Balance beginning of period	$470	$93
Additional credit losses recognized during the period, related to securities for which:
No impairment has been previously recognized	1,064	49
Balance March 31	$1,534	$142

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2020

4. Income Taxes
For interim periods, ProAssurance generally utilizes the estimated annual effective tax rate method under which the Company determines its provision (benefit) for income taxes based on the current estimate of its annual effective tax rate. For the three months ended March 31, 2020, ProAssurance adopted the discrete effective tax rate method to record its provision for income taxes after the estimated annual effective tax rate method produced an unusually low estimated annual tax rate. The discrete effective tax rate method is applied when the application of the estimated annual effective tax rate method is impractical because it is not possible to reliably estimate the annual effective tax rate. The Company believes the use of the discrete effective tax rate method is more appropriate for the current period than the annual effective tax rate method, as minor changes in the Company's estimated ordinary income would have a significant effect on the estimated annual effective tax rate and would result in sizeable variations in the customary relationship between income tax expense (benefit) and pretax accounting income (loss). ProAssurance will reevaluate its use of this method each quarter until the Company believes a return to the estimated annual effective tax rate method is deemed appropriate. The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income (loss) before income taxes primarily due to the tax benefit recognized from tax credits transferred from tax credit partnership investments.
ProAssurance had a receivable for federal and U.K. income taxes carried as a part of other assets of $3.8 million at March 31, 2020 and $8.0 million at December 31, 2019. The liability for unrecognized tax benefits, which is included in the total receivable for federal and U.K. income taxes, was $11.0 million and $5.7 million at March 31, 2020 and December 31, 2019, respectively, which included an accrued liability for interest of approximately $0.6 million at both March 31, 2020 and December 31, 2019.
Tax Cuts and Jobs Act
ProAssurance recognized a nominal amount of tax expense related to the GILTI provision of the TCJA during each of the three months ended March 31, 2020 and 2019. During the three months ended March 31, 2020 and 2019, ProAssurance did not recognize any incremental tax expense related to the BEAT provision of the TCJA. For additional information regarding ProAssurance's accounting for certain provisions of the TCJA, see Note 6 of the Notes to Consolidated Financial Statements in ProAssurance's December 31, 2019 report on Form 10-K.
Coronavirus Aid, Relief and Economic Security Act
In response to COVID-19, the CARES Act was signed into law on March 27, 2020 and contains several provisions for corporations and eases certain deduction limitations originally imposed by the TCJA. The CARES Act, among other things, includes temporary changes regarding the prior and future utilization of NOLs, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of Social Security taxes and the creation of certain refundable employee retention credits. ProAssurance has an NOL of approximately $34.4 million from the 2019 tax year that will be carried back to the 2014 tax year and is expected to generate a tax refund of approximately $12.0 million. ProAssurance is currently evaluating the other provisions of the CARES Act and how certain elections may impact its financial position and results of operations, if elected.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2020

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
ProAssurance believes that the methods it uses to establish reserves are reasonable and appropriate. Each year, ProAssurance uses internal actuaries to review the reserve for losses of each insurance subsidiary. ProAssurance also engages consulting actuaries to review ProAssurance claims data and provide observations regarding cost trends, rate adequacy and ultimate loss costs. ProAssurance considers the views of the actuaries as well as other factors, such as premium rates, claims frequency and severity, historical paid and incurred loss development trends, the expected effect of inflation, general economic and social trends and the legal and political environment in establishing the amount of its reserve for losses. The statutory filings of each insurance company with the insurance regulators must be accompanied by a consulting actuary's certification as to their respective reserves.
ProAssurance partitions its reserve by accident year, which is the year in which the claim becomes its liability. For claims-made policies, the insured event generally becomes a liability when the event is first reported to the Company. For occurrence policies, the insured event becomes a liability when the event takes place. For retroactive coverages, the insured event becomes a liability at inception of the underlying contract. As claims are incurred (reported) and claim payments are made, they are aggregated by accident year for analysis purposes. ProAssurance also partitions its reserve by reserve type: case reserves and IBNR reserves. Case reserves are established by the claims department based upon the particular circumstances of each reported claim and represent ProAssurance’s estimate of the future loss costs (often referred to as expected losses) that will be paid on reported claims. Case reserves are decremented as claim payments are made and are periodically adjusted upward or downward as estimates regarding the amount of future losses are revised; a reported loss for an individual claim equates to the case reserve at any point in time plus the claim payments that have been made to date. IBNR reserves represent an estimate, in the aggregate, of future development on losses that have been reported to ProAssurance plus an estimate of losses that have been incurred but not reported.
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

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2020

Activity in the reserve for losses and loss adjustment expenses is summarized as follows:

(In thousands)	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019	Year Ended December 31, 2019
Balance, beginning of year	$2,346,526	$2,119,847	$2,119,847
Less reinsurance recoverables on unpaid losses and loss adjustment expenses	390,708	343,820	343,820
Net balance, beginning of year	1,955,818	1,776,027	1,776,027
Net losses:
Current year(1)	170,874	170,032	765,698
Favorable development of reserves established in prior years, net	(6,042)	(10,277)	(11,783)
Total	164,832	159,755	753,915
Paid related to:
Current year	(15,876)	(17,027)	(115,133)
Prior years	(163,518)	(109,079)	(458,991)
Total paid	(179,394)	(126,106)	(574,124)
Net balance, end of period	1,941,256	1,809,676	1,955,818
Plus reinsurance recoverables on unpaid losses and loss adjustment expenses	389,792	349,319	390,708
Balance, end of period	$2,331,048	$2,158,995	$2,346,526

(1) Current year net losses for the year ended December 31, 2019 included a PDR of $9.2 million associated with the unearned premium of a large national healthcare account in the Specialty P&C segment. Current year net losses for the three months ended March 31, 2020 included $5.5 million of amortization of the aforementioned PDR which offsets the impact of the losses incurred associated with the premium earned during the fist quarter of 2020 related to the large national healthcare account. For additional information regarding the PDR, see Note 7 of the Notes to Consolidated Financial Statements included in ProAssurance's December 31, 2019 Form 10-K.
The net favorable loss development recognized in the three months ended March 31, 2020 primarily reflected overall favorable trends in claim closing patterns in the Segregated Portfolio Cell Reinsurance and Workers' Compensation Insurance segments as well as a reduction in the reserve for potential ECO/XPL claims in the Specialty P&C segment. The net favorable loss development recognized in the Segregated Portfolio Cell Reinsurance segment primarily related to the 2016 through 2018 accident years and the net favorable loss development recognized in the Workers' Compensation Insurance segment primarily related to the 2015 and 2016 accident years. The net favorable loss development recognized in the three months ended March 31, 2019 primarily reflected a lower than anticipated claims severity trend (i.e., the average size of a claim) for accident years 2012 through 2015 in the Specialty P&C segment. The net favorable loss development recognized in the twelve months ended December 31, 2019 primarily reflected overall favorable trends in claim closing patterns in the Workers' Compensation Insurance and Segregated Portfolio Cell Reinsurance segments, largely offset by net unfavorable loss development recognized in the Specialty P&C segment. The net favorable loss development recognized in the Workers' Compensation Insurance segment primarily related to the 2015 and 2016 accident years and the net favorable loss development recognized in the Segregated Portfolio Cell Reinsurance segment primarily related to the 2015 through 2018 accident years. The net unfavorable loss development recognized in the Specialty P&C segment primarily related to accident years 2012 through 2015.
For additional information regarding ProAssurance's reserve for losses, see Note 1 and Note 8 of the Notes to Consolidated Financial Statements included in ProAssurance's December 31, 2019 report on Form 10-K.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2020

6. Commitments and Contingencies
ProAssurance is involved in various legal actions related to insurance policies and claims handling including, but not limited to, claims asserted by policyholders. These types of legal actions arise in the Company's ordinary course of business and, in accordance with GAAP for insurance entities, are considered as a part of the Company's loss reserving process, which is described in detail under the heading "Losses and Loss Adjustment Expenses" in the Accounting Policies section in Note 1 of the Notes to Consolidated Financial Statements in ProAssurance's December 31, 2019 Form 10-K.
As a member of Lloyd's, ProAssurance has obligations to Syndicate 1729 and Syndicate 6131 including a Syndicate Credit Agreement and FAL requirements. The Syndicate Credit Agreement is an unconditional revolving credit agreement to the Premium Trust Fund of Syndicate 1729 for the purpose of providing working capital with maximum permitted borrowings of £30.0 million (approximately $37.3 million as of March 31, 2020). The Syndicate Credit Agreement has a maturity date of December 31, 2021 and contains an annual auto-renewal feature which allows for ProAssurance to elect to non-renew if notice is given at least 30 days prior to the next auto-renewal date, which is one year prior to the maturity date. Under the Syndicate Credit Agreement, advances bear interest at 3.8% annually and may be repaid at any time but are repayable upon demand after December 31, 2021, subject to extension through the auto-renewal feature. As of March 31, 2020, there were no outstanding borrowings under the Syndicate Credit Agreement. ProAssurance provides FAL to support underwriting by Syndicate 1729 and Syndicate 6131 which is comprised of investment securities and cash and cash equivalents deposited with Lloyd's with a total fair value of approximately $136.2 million at March 31, 2020 (see Note 3).
ProAssurance has entered into financial instrument transactions that may present off-balance sheet credit risk or market risk. These transactions include a short-term loan commitment and commitments to provide funding to non-public investment entities. Under the short-term loan commitment, ProAssurance has agreed to advance funds on a 30 day basis to a counterparty provided there is no violation of any condition established in the contract. As of March 31, 2020, ProAssurance had total funding commitments related to non-public investment entities as well as the short-term loan commitment of approximately $223.5 million which included the amount at risk if the full short-term loan is extended and the counterparties default. However, the credit risk associated with the short-term loan commitment is minimal as the counterparties to the contract are highly rated commercial institutions and to-date have been performing in accordance with their contractual obligations. ProAssurance’s expected credit losses associated with this short-term loan commitment were nominal in amount as of March 31, 2020.
ProAssurance entered into an agreement with a company to provide data analytics services for certain product lines within the Company's HCPL book of business. The agreement contains a minimum two year commitment with optional extension features for an annual fee of approximately $4.8 million per year with additional variable quarterly incentive fees based on service utilization metrics prescribed in the contract. ProAssurance incurred operating expenses associated with this agreement of $1.2 million and $1.0 million for the three months ended March 31, 2020 and 2019, respectively, and as of March 31, 2020, the remaining commitment under this agreement was between $2.4 million and $3.2 million.
ProAssurance has entered into a definitive agreement to acquire NORCAL, an underwriter of medical professional liability insurance, subject to the demutualization of NORCAL Mutual, NORCAL's ultimate controlling party. ProAssurance will pay base consideration of $450 million and is expected to be funded with cash and debt; with a contingent consideration of up to $150 million should NORCAL reserves as of the acquisition date develop favorably to estimates made by ProAssurance. The demutualization and the definitive agreement are mutually contingent, and are subject to customary conditions, including approval by NORCAL Mutual policyholders and appropriate state and federal regulators. The companies are targeting to close the transaction either by the end of 2020 or early 2021.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2020

7. Leases
ProAssurance is involved in a number of operating leases primarily for office facilities. Office facility leases have remaining lease terms ranging from one year to twelve years; some of which include options to extend the leases for up to ten years, and some of which include an option to terminate the lease within one year. ProAssurance subleases certain office facilities to third parties and classifies these leases as operating leases.
The following table provides a summary of the components of net lease expense as well as the reporting location in the Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2020 and 2019.

(In thousands)	Location in the Condensed Consolidated Statements of Income and Comprehensive Income	Three Months Ended March 31
		2020	2019
Operating lease expense (1)	Operating expense	$1,625	$774
Sublease income (2)	Other income	(38)	(38)
Net lease expense		$1,587	$736
(1) Includes short-term lease costs and variable lease costs, if applicable. For the three months ended March 31, 2020 and 2019, no short-term lease costs were recognized and variable lease costs were nominal in amount.
(2) Sublease income excludes rental income from owned properties of $0.6 million during each of the three months ended March 31, 2020 and 2019 which is included in other income. See “Item 2. Properties” in ProAssurance's December 31, 2019 report on Form 10-K for a listing of currently owned properties.
The following table provides supplemental lease information for operating leases on the Condensed Consolidated Balance Sheet as of March 31, 2020 and December 31, 2019.

($ in thousands)	March 31, 2020	December 31, 2019
Operating lease ROU assets	$19,722	$21,074
Operating lease liabilities	$21,311	$22,051
Weighted-average remaining lease term	8.67 years	8.74 years
Weighted-average discount rate	3.08%	3.08%
The following table provides supplemental lease information for the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019.

	Three Months Ended March 31
(In thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$613	$809

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2020

The following table is a schedule of remaining future minimum lease payments for operating leases that had an initial or remaining non-cancellable lease term in excess of one year as of March 31, 2020. Operating lease payments exclude $0.5 million of future minimum lease payments for one lease signed but not yet commenced as of March 31, 2020. This lease will commence in the first quarter of 2021 with a lease term of approximately seven years.

(In thousands)
2020	$3,139
2021	3,951
2022	3,064
2023	2,361
2024	1,773
Thereafter	10,047
Total future minimum lease payments	24,335
Less: Imputed interest	3,024
Total operating lease liabilities	$21,311

8. Debt
ProAssurance’s outstanding debt consisted of the following:

(In thousands)	March 31, 2020	December 31, 2019
Senior Notes due 2023, unsecured, interest at 5.3% annually	$250,000	$250,000
Mortgage Loans, outstanding borrowings are secured by first priority liens on two office buildings, and bear an interest rate of three-month LIBOR plus 1.325% (2.14% and 3.21%, respectively) determined on a quarterly basis.	37,240	37,617
Total principal	287,240	287,617
Less unamortized debt issuance costs	1,696	1,796
Debt less unamortized debt issuance costs	$285,544	$285,821

Revolving Credit Agreement
ProAssurance has a Revolving Credit Agreement, which expires November 2024, that may be used for general corporate purposes, including, but not limited to, short-term working capital, share repurchases as authorized by the Board and support for other activities. ProAssurance's Revolving Credit Agreement permits borrowings up to $250 million, and has available a $50 million accordion feature which, if successfully subscribed, would expand the permitted borrowings to a maximum of $300 million. As of March 31, 2020 and December 31, 2019, there were no outstanding borrowings on the Revolving Credit Agreement.
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
Additional Information
For additional information regarding ProAssurance's debt, see Note 11 of the Notes to Consolidated Financial Statements included in ProAssurance's December 31, 2019 report on Form 10-K.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2020

9. Shareholders’ Equity
At March 31, 2020 and December 31, 2019, ProAssurance had 100 million shares of authorized common stock and 50 million shares of authorized preferred stock. The Board has the authority to determine provisions for the issuance of preferred shares, including the number of shares to be issued, the designations, powers, preferences and rights, and the qualifications, limitations or restrictions of such shares. To date, the Board has not approved the issuance of preferred stock.
ProAssurance declared cash dividends of $0.31 per share during the first quarter of both 2020 and 2019, totaling $16.7 million during each period.
At March 31, 2020, Board authorizations for the repurchase of common shares or the retirement of outstanding debt of $110 million remained available for use. ProAssurance did not repurchase any common shares during the three months ended March 31, 2020 and 2019.
Share-based compensation expense and related tax benefits were as follows:

	Three Months Ended March 31
(In thousands)	2020	2019
Share-based compensation expense	$1,011	$1,228
Related tax benefits	$212	$258

ProAssurance awarded approximately 112,000 restricted share units and 39,000 base performance share units to employees in February 2020. The fair value of each unit awarded was estimated at $29.18, equal to the market value of a ProAssurance common share on the date of grant less the estimated present value of expected dividends during the vesting period. The majority of awards are charged to expense as an increase to additional paid-in capital over the service period (generally the vesting period) associated with the award. However, a nominal amount of awards are recorded as a liability as they are structured to be settled in cash. Restricted share units and performance share units vest in their entirety at the end of a three-year period following the grant date based on a continuous service requirement and, for performance share units, achievement of a performance objective. Partial vesting is permitted for retirees. For equity classified awards, a ProAssurance common share is issued for each unit once vesting requirements are met, except that units sufficient to satisfy required tax withholdings are paid in cash. The number of common shares issued for performance share units varies from 50% to 200% of base awards depending upon the degree to which stated performance objectives are achieved. ProAssurance issued approximately 47,000 common shares to employees in February 2020 related to restricted share units granted in 2017. Liability classified awards, which are nominal in amount, are settled in cash at the end of the vesting period.
Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)
The following tables provide a detailed breakout of the components of AOCI and the amounts reclassified from AOCI to net income (loss). The tax effects of all amounts in the table below, except for an immaterial amount of unrealized gains and losses on available-for-sale securities held at the Company's U.K. subsidiary, were computed using the enacted U.S. federal corporate tax rate of 21%. For the three months ended March 31, 2020 and 2019, OCI included a deferred tax benefit of $11.0 million and a deferred tax expense of $6.8 million, respectively.
The changes in the balance of each component of AOCI for the three months ended March 31, 2020 and 2019 were as follows:

(In thousands)	Unrealized Investment Gains (Losses)	Non-credit Impairments	Unrecognized Change in Defined Benefit Plan Liabilities*	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2019	$36,577	$300	$78	$36,955
OCI, before reclassifications, net of tax	$(42,497)	$517	$—	$(41,980)
Amounts reclassified from AOCI, net of tax	115	—	—	115
Net OCI, current period	$(42,382)	$517	$—	$(41,865)
Balance March 31, 2020	$(5,805)	$817	$78	$(4,910)

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2020

(In thousands)	Unrealized Investment Gains (Losses)	Non-credit Impairments	Unrecognized Change in Defined Benefit Plan Liabilities*	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2018	$(17,089)	$121	$57	$(16,911)
OCI, before reclassifications, net of tax	$25,477	$69	$7	$25,553
Amounts reclassified from AOCI, net of tax	13	—	—	13
Net OCI, current period	$25,490	$69	$7	$25,566
Balance March 31, 2019	$8,401	$190	$64	$8,655
* Represents the reestimation of the defined benefit plan liability assumed in the Eastern acquisition. The defined benefit plan is frozen as to the earnings of additional benefits and the benefit plan liability is reestimated annually.

10. Variable Interest Entities
ProAssurance holds passive interests in a number of entities that are considered to be VIEs under GAAP guidance. ProAssurance's VIE interests principally consist of interests in LPs/LLCs formed for the purpose of achieving diversified equity and debt returns. ProAssurance's VIE interests, carried as a part of investment in unconsolidated subsidiaries, totaled $322.7 million at March 31, 2020 and $309.0 million at December 31, 2019.
ProAssurance does not have power over the activities that most significantly impact the economic performance of these VIEs and thus is not the primary beneficiary. Investments in entities where ProAssurance holds a greater than minor interest but does not hold a controlling interest are accounted for using the equity method. Therefore, ProAssurance has not consolidated these VIEs. ProAssurance’s involvement with each VIE is limited to its direct ownership interest in the VIE. Except for the funding commitments disclosed in Note 6, ProAssurance has no arrangements with any of the VIEs to provide other financial support to or on behalf of the VIE. At March 31, 2020, ProAssurance’s maximum loss exposure relative to these investments was limited to the carrying value of ProAssurance’s investment in the VIE.
11. Earnings (Loss) Per Share
Diluted weighted average shares is calculated as basic weighted average shares plus the effect, calculated using the treasury stock method, of assuming that restricted share units, performance share units and purchase match units have vested. The following table provides the weighted average number of common shares outstanding used in the calculation of the Company's basic and diluted earnings (loss) per share:

(In thousands, except per share data)	Three Months Ended March 31
	2020	2019
Weighted average number of common shares outstanding, basic	53,808	53,683
Dilutive effect of securities:
Restricted Share Units	74	82
Performance Share Units	3	29
Purchase Match Units	—	14
Weighted average number of common shares outstanding, diluted	53,885	53,808
Effect of dilutive shares on earnings (loss) per share	$—	$—

Dilutive common share equivalents are reflected in the earnings (loss) per share calculation while antidilutive common share equivalents are not reflected in the earnings (loss) per share calculation. For the three months ended March 31, 2020, all incremental common share equivalents were not included in the computation of diluted earnings (loss) per share because to do so would have been antidilutive for the period. There were no antidilutive common share equivalents for the three months ended March 31, 2019.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2020

12. Segment Information
ProAssurance's segments are based on the Company's internal management reporting structure for which financial results are regularly evaluated by the Company's CODM to determine resource allocation and assess operating performance. The Company continually assesses its internal management reporting structure and information evaluated by its CODM to determine whether any changes have occurred that would impact its segment reporting structure. The Company operates in five segments that are organized around the nature of the products and services provided: Specialty P&C, Workers' Compensation Insurance, Segregated Portfolio Cell Reinsurance, Lloyd's Syndicates and Corporate. A description of each of ProAssurance's five operating and reportable segments follows.
Specialty P&C includes professional liability insurance and medical technology liability insurance. Professional liability insurance is primarily offered to healthcare providers and institutions and, to a lesser extent, to attorneys and their firms. Medical technology liability insurance is offered to medical technology and life sciences companies that manufacture or distribute products including entities conducting human clinical trials. In addition, the Specialty P&C segment also offers custom alternative risk solutions including loss portfolio transfers and captive cell programs for healthcare professional liability insureds. For the alternative market captive cell programs, the Specialty P&C segment cedes either all or a portion of the premium to certain SPCs in the Company's Segregated Portfolio Cell Reinsurance segment.
Workers' Compensation Insurance includes workers' compensation products provided to employers with 1,000 or fewer employees. The segment's products include guaranteed cost policies, policyholder dividend policies, retrospectively-rated policies, deductible polices and alternative market solutions. Alternative market products include program design, fronting, claims administration, risk management, SPC rental, asset management and SPC management services. Alternative market program premiums are 100% ceded to either SPCs in the Company's Segregated Portfolio Cell Reinsurance segment or, to a limited extent, to a captive insurer unaffiliated with ProAssurance.
Segregated Portfolio Cell Reinsurance reflects the net operating results (underwriting profit or loss, plus investment results, net of U.S. federal income taxes) of SPCs at Inova Re and Eastern Re, the Company's Cayman Islands SPC operations. Each SPC is owned, fully or in part, by an agency, group or association, and the operating results of the SPCs are due to the participants of that cell. ProAssurance participates to a varying degree in the results of selected SPCs. SPC operating results attributable to external cell participants are reflected as SPC dividend expense (income) in the Segregated Portfolio Cell Reinsurance segment and in ProAssurance's Condensed Consolidated Statements of Income and Comprehensive Income. In addition, the Segregated Portfolio Cell Reinsurance segment includes the SPC investment results as the investments are solely for the benefit of the cell participants, and investment results attributable to external cell participants are reflected in the SPC dividend expense (income). The SPCs assume workers' compensation insurance, healthcare professional liability insurance or a combination of the two from the Company's Workers' Compensation Insurance and Specialty P&C segments.
Lloyd's Syndicates includes operating results from ProAssurance's participation in Lloyd's of London Syndicate 1729 and its 100% participation in Syndicate 6131, which is an SPA that underwrites on a quota share basis with Syndicate 1729. The results of this segment are normally reported on a quarter lag, except when information is available that is material to the current period. Furthermore, investment results associated with the majority of investment assets solely allocated to Lloyd's Syndicate operations and certain U.S. paid administrative expenses are reported concurrently as that information is available on an earlier time frame. For the 2020 underwriting year, ProAssurance decreased its participation in the operating results of Syndicate 1729 to 29% from 61% ; however, due to the quarter lag these changes will not be reflected in the Company's results until the second quarter of 2020. Syndicate 1729 underwrites risks over a wide range of property and casualty insurance and reinsurance lines in both the U.S. and international markets. Syndicate 6131 focuses on contingency and specialty property business, also within the U.S. and international markets.
Corporate includes ProAssurance's investment operations, other than those reported in the Company's Segregated Portfolio Cell Reinsurance and Lloyd's Syndicates segments, interest expense and U.S. income taxes. The segment also includes non-premium revenues generated outside of the Company's insurance entities and corporate expenses.
The accounting policies of the segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements in ProAssurance’s December 31, 2019 report on Form 10-K and Note 1 herein. ProAssurance evaluates the performance of its Specialty P&C and Workers' Compensation Insurance segments based on before tax underwriting profit or loss, which excludes investment performance. ProAssurance evaluates the performance of its Segregated Portfolio Cell Reinsurance segment based on operating profit or loss, which includes investment results of investment assets solely allocated to SPC operations, net of U.S. federal income taxes. Performance of the Lloyd's Syndicates segment is evaluated based on operating profit or loss, which includes investment results of investment assets solely allocated to Lloyd's Syndicate operations, net of U.K. income tax expense. Performance of the Corporate segment is evaluated based on the contribution made to consolidated after-tax results. ProAssurance accounts for inter-segment transactions as if the transactions were to third parties at

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2020

current market prices. Assets are not allocated to segments because investments, other than the investments discussed above that are solely allocated to the Segregated Portfolio Cell Reinsurance and Lloyd's Syndicates segments, and other assets are not managed at the segment level.
Financial results by segment were as follows:

	Three Months Ended March 31, 2020
(In thousands)	Specialty P&C	Workers' Compensation Insurance	Segregated Portfolio Cell Reinsurance	Lloyd's Syndicates	Corporate	Inter-segment Eliminations	Consolidated
Net premiums earned	$120,359	$44,515	$16,980	$22,001	$—	$—	$203,855
Net investment income	—	—	254	1,159	19,417	—	20,830
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	—	(1,562)	—	(1,562)
Net realized gains (losses)	—	—	(3,207)	81	(25,547)	—	(28,673)
Other income (expense)(1)	1,698	757	136	(232)	633	(741)	2,251
Net losses and loss adjustment expenses	(110,931)	(29,769)	(9,352)	(14,780)	—	—	(164,832)
Underwriting, policy acquisition and operating expenses(1)	(29,585)	(14,164)	(5,079)	(9,142)	(4,827)	741	(62,056)
SPC U.S. federal income tax expense(2)	—	—	(222)	—	—	—	(222)
SPC dividend (expense) income	—	—	508	—	—	—	508
Interest expense	—	—	—	—	(4,129)	—	(4,129)
Income tax benefit (expense)	—	—	—	29	12,047	—	12,076
Segment operating results	$(18,459)	$1,339	$18	$(884)	$(3,968)	$—	$(21,954)
Significant non-cash items:
Depreciation and amortization, net of accretion	$1,580	$926	$69	$9	$2,150	$—	$4,734

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2020

	Three Months Ended March 31, 2019
(In thousands)	Specialty P&C	Workers' Compensation Insurance	Segregated Portfolio Cell Reinsurance	Lloyd's Syndicates	Corporate	Inter-segment Eliminations	Consolidated
Net premiums earned	$124,067	$45,939	$19,502	$18,641	$—	$—	$208,149
Net investment income	—	—	448	1,006	21,364	—	22,818
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	—	(810)	—	(810)
Net realized gains (losses)	—	—	2,141	178	34,304	—	36,623
Other income (expense)(1)	1,209	729	87	(146)	905	(689)	2,095
Net losses and loss adjustment expenses	(107,658)	(30,443)	(10,745)	(10,909)	—	—	(159,755)
Underwriting, policy acquisition and operating expenses(1)	(29,615)	(14,192)	(5,235)	(8,469)	(4,570)	689	(61,392)
SPC U.S. federal income tax expense(2)	—	—	—	—	—	—	—
SPC dividend (expense) income	—	—	(4,787)	—	—	—	(4,787)
Interest expense	—	—	—	—	(4,330)	—	(4,330)
Income tax benefit (expense)	—	—	—	(304)	(6,657)	—	(6,961)
Segment operating results	$(11,997)	$2,033	$1,411	$(3)	$40,206	$—	$31,650
Significant non-cash items:
Depreciation and amortization, net of accretion	$1,736	$977	$46	$(3)	$2,280	$—	$5,036
(1) Certain fees for services provided to the SPCs at Inova Re and Eastern Re are recorded as expenses within the Segregated Portfolio Cell Reinsurance segment and as other income within the Workers' Compensation Insurance segment. These fees are primarily SPC rental fees and are eliminated between segments in consolidation.

(2) Represents the provision for U.S. federal income taxes for SPCs at Inova Re, which have elected to be taxed as a U.S. corporation under Section 953(d) of the Internal Revenue Code. U.S. federal income taxes are included in the total SPC net operating results and are paid by the individual SPCs.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2020

The following table provides detailed information regarding ProAssurance's gross premiums earned by product as well as a reconciliation to net premiums earned. All gross premiums earned are from external customers except as noted. ProAssurance's insured risks are primarily within the U.S.

	Three Months Ended March 31
(In thousands)	2020	2019
Specialty P&C Segment
Gross premiums earned:
Healthcare professional liability	$123,366	$128,021
Legal professional liability	6,751	6,560
Medical technology liability	8,529	8,302
Other	377	136
Ceded premiums earned	(18,664)	(18,952)
Segment net premiums earned	120,359	124,067

Workers' Compensation Insurance Segment
Gross premiums earned:
Traditional business	47,485	49,285
Alternative market business	18,128	20,991
Ceded premiums earned	(21,098)	(24,337)
Segment net premiums earned	44,515	45,939

Segregated Portfolio Cell Reinsurance Segment
Gross premiums earned:
Workers' compensation(1)	17,513	20,496
Healthcare professional liability(2)	1,677	1,323
Other	—	120
Ceded premiums earned	(2,210)	(2,437)
Segment net premiums earned	16,980	19,502

Lloyd's Syndicates Segment
Gross premiums earned:
Property and casualty(3)	28,196	23,828
Ceded premiums earned	(6,195)	(5,187)
Segment net premiums earned	22,001	18,641

Consolidated net premiums earned	$203,855	$208,149
(1) Premium for all periods is assumed from the Workers' Compensation Insurance segment.
(2) Premium for all periods is assumed from the Specialty P&C segment.
(3) Includes a nominal amount of premium assumed from the Specialty P&C segment for the three months ended March 31, 2019.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2020

13. Subsequent Events
In connection with its preparation of the Condensed Consolidated Financial Statements, ProAssurance evaluated events that occurred subsequent to March 31, 2020 for recognition or disclosure in its financial statements and notes to financial statements.
Large National Healthcare Account
During the fourth quarter of 2019, the Company increased reserve estimates for a large national healthcare account in its Specialty P&C segment that exceeded the assumptions the Company made when originally underwriting the account. The policy term for this account expires towards the end of the second quarter of 2020. Based on underwriting negotiations with the insured to-date, the Company believes it is more likely than not that the account will not renew on terms offered by ProAssurance and the insured will exercise its option to purchase the extended reporting endorsement or "tail" coverage. Based on preliminary projected exposure data provided to the Company, if the account exercises its option to purchase tail coverage, a net loss of up to approximately $50 million could be recognized in the second quarter of 2020; if the insured chooses to exercise this tail policy all premium and corresponding losses will be fully recognized in the same period the tail policy is written.
COVID-19
The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business and geographies, including how it will impact its insureds, the loss environment, the healthcare industry, the labor market and Lloyd's. While the Company did not incur significant operational or financial disruptions during the three months ended March 31, 2020 from the COVID-19 pandemic, it is unable to predict the impact that the COVID-19 pandemic will have on its financial condition, results of operations and cash flows due to numerous uncertainties.
Subsequent to March 31, 2020, the Company has started granting certain premium relief requests as a result of COVID-19, most often in the form of premium credits or deferrals. These premium relief efforts are intended for insureds adversely impacted by the COVID-19 pandemic, and to adjust for changes in exposures given payroll reductions, suspension of elective medical procedures and general reduction in non-COVID-19 healthcare consumption. The Company is evaluating each request on an individual basis, considering a number of factors; however, it is unable to predict the impact that premium relief efforts will have on its financial condition, results of operations and cash flows.
In response to COVID-19, the federal government and a number of states have started enacting legislative changes. The PREP Act was amended on March 27, 2020 to extend liability immunity for activities related to medical countermeasures against COVID-19, except for claims involving "willful misconduct" as defined in the PREP Act. Certain states have started enacting legislative changes designed to effectively expand workers’ compensation coverage by potentially incorporating a presumption of compensability for certain types of workers. Other states are considering similar measures. Depending on the number of states that institute such changes and the terms of the changes, as well as the impact of the amendment to the PREP Act and any related legal challenges, the Company may experience increases in claims frequency and severity for its healthcare professional liability and workers’ compensation books of business, which could have an effect on its financial condition, results of operations and cash flows.
Furthermore, the Company is closely monitoring the impact of potential legislation or court decisions that could retroactively require insurers to extend certain insurance to cover COVID-19 claims, even if the original contract excluded the cover of communicable diseases as is typical in certain policies. These actions could result in a significant increase in claim frequency and severity due to an unintended increase in exposure for Syndicate 1729 and 6131 which could have an effect on the Company's financial condition, results of operations and cash flows given its participation in those Syndicates.
Capital Management
Given the Company’s current earnings profile, the effects that underlying conditions in the broader insurance marketplace continue to have on the Company’s results, and the uncertainties introduced by the COVID-19 pandemic, as described above, the Board has made the decision to reduce the quarterly cash dividend from $0.31 per share to $0.05 per share, beginning with the dividend declared for the second quarter of 2020 on May 7, 2020. Any decision to pay future cash dividends is subject to the Board’s final determination after a comprehensive review of financial performance, future expectations and other factors deemed relevant by the Board.

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
ProAssurance Overview
ProAssurance Corporation is a holding company for property and casualty insurance companies. Our wholly owned insurance subsidiaries provide professional liability insurance for healthcare professionals and facilities, professional liability insurance for attorneys and their firms, liability insurance for medical technology and life sciences risks and workers' compensation insurance. We also provide capital to Syndicate 1729 and are the sole (100%) capital provider for Syndicate 6131 at Lloyd's of London.
We operate in five segments which are based on our internal management reporting structure for which financial results are regularly evaluated by our CODM to determine resource allocation and assess operating performance. Descriptions of ProAssurance's five operating and reportable segments are as follows:

•
Specialty P&C - This segment includes our professional liability business and medical technology liability business. Professional liability insurance is primarily offered to healthcare providers and institutions and, to a lesser extent, to attorneys and their firms. Medical technology liability insurance is offered to medical technology and life sciences companies that manufacture or distribute products including entities conducting human clinical trials. We also offer custom alternative risk solutions including loss portfolio transfers, assumed reinsurance and captive cell programs for healthcare professional liability insureds. For our alternative market captive cell programs, we cede either all or a portion of the premium to certain SPCs in our Segregated Portfolio Cell Reinsurance segment.

•
Workers' Compensation Insurance - This segment includes our workers' compensation insurance business which is provided primarily to employers with 1,000 or fewer employees. Our workers' compensation products include guaranteed cost policies, policyholder dividend policies, retrospectively-rated policies, deductible policies and alternative market solutions. Alternative market program premiums are 100% ceded to either SPCs in our Segregated Portfolio Cell Reinsurance segment or, to a limited extent, an unaffiliated captive insurer.

•
Segregated Portfolio Cell Reinsurance - This segment includes the operating results (underwriting profit or loss, plus investment results, net of U.S. federal income taxes) of SPCs at Inova Re and Eastern Re, our Cayman Islands SPC operations. Each SPC is owned, fully or in part, by an agency, group or association, and the operating results of the SPCs are due to the participants of that cell. We participate to a varying degree in the results of selected SPCs and, for the SPCs in which we participate, our participation interest ranges from a low of 20% to a high of 85%. SPC operating results attributable to external cell participants are reflected as an SPC dividend expense (income) in our Segregated Portfolio Cell Reinsurance segment. The SPCs assume workers' compensation insurance, healthcare professional liability insurance or a combination of the two from our Workers' Compensation Insurance and Specialty P&C segments.

•
Lloyd's Syndicates - This segment includes the operating results from our participation in Lloyd's of London Syndicate 1729 and our 100% participation in Syndicate 6131, which is an SPA that underwrites on a quota share basis with Syndicate 1729. The results of this segment are normally reported on a quarter lag, except when information is available that is material to the current period. To reduce our exposure and the associated earnings volatility, we decreased our participation in the operating results of Syndicate 1729 for the 2020 underwriting year to 29% from 61%; however, due to the quarter lag, these changes will not be reflected in our results until the second quarter of 2020. Syndicate 1729 underwrites risks over a wide range of property and casualty insurance and reinsurance lines in both the U.S. and international markets while Syndicate 6131 focuses on contingency and specialty property business, also within the U.S. and international markets.

•
Corporate - This segment includes our investment operations, other than those reported in our Segregated Portfolio Cell Reinsurance and Lloyd's Syndicates segments, interest expense and U.S. income taxes. This segment also includes non-premium revenues generated outside of our insurance entities and corporate expenses.

Additional information regarding our segments is included in Note 12 of the Notes to Condensed Consolidated Financial Statements and in the Segment Operating Results sections that follow.
Critical Accounting Estimates
Our Condensed Consolidated Financial Statements are prepared in conformity with GAAP. Preparation of these financial statements requires us to make estimates and assumptions that affect the amounts we report on those statements. We evaluate these estimates and assumptions on an ongoing basis based on current and historical developments, market conditions, industry trends and other information that we believe to be reasonable under the circumstances. We can make no assurance that actual results will conform to our estimates and assumptions; reported results of operations may be materially affected by changes in these estimates and assumptions.
While we did not incur significant operational or financial disruptions during the three months ended March 31, 2020, as a result of the COVID-19 pandemic, we may reevaluate certain of these estimates and assumptions in future periods which could result in material changes to our results of operations including, but not limited to, higher losses and loss adjustment expenses, lower premium volume, asset impairment charges, declines in investment valuations, reductions in audit premium estimates, deferred tax valuation allowances and increases in the allowance for expected credit losses related to available-for-sale securities, premiums receivable and reinsurance receivables. The extent to which the COVID-19 pandemic impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted. These factors include, but are not limited to, the duration, spread, severity, reemergence or mutation of the COVID-19 pandemic, the effects of the COVID-19 pandemic on our insureds, the loss environment, the healthcare industry, the labor market and Lloyd's, the actions and stimulus measures taken by governments and governmental agencies, and to what extent normal economic and operating conditions can resume. Even after the COVID-19 pandemic has subsided, we may experience an impact to our business as a result of any economic recession that has occurred or may occur in the future. Please see Note 13 of the Notes to Condensed Consolidated Financial Statements for additional information.
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
As of March 31, 2020, our reserve is comprised almost entirely of long-tail exposures. The estimation of long-tailed losses is inherently difficult and is subject to significant judgment on the part of management. Due to the nature of our claims, our loss costs, even for claims with similar characteristics, can vary significantly depending upon many factors, including but not limited to the specific characteristics of the claim and the manner in which the claim is resolved. Long-tailed insurance is characterized by the extended period of time typically required both to assess the viability of a claim and potential damages, if any, and to reach a resolution of the claim. The claims resolution process may extend to more than five years. The combination of continually changing conditions and the extended time required for claim resolution results in a loss cost estimation process that requires actuarial skill and the application of significant judgment, and such estimates require periodic modification.
Our reserve is established by management after taking into consideration a variety of factors including premium rates, claims frequency and severity, historical paid and incurred loss development trends, the expected effect of inflation, general economic and social trends, the legal and political environment and the conclusions reached by our internal and consulting actuaries. We update and review the data underlying the estimation of our reserve for losses each reporting period and make adjustments to loss estimation assumptions that we believe best reflect emerging data. Both our internal and consulting actuaries perform an in-depth review of our reserve for losses on at least a semi-annual basis using the loss and exposure data of our insurance subsidiaries.
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
Specialty P&C Segment. Loss costs within this segment are impacted by many factors including but not limited to the nature of the claim, including whether or not the claim is an individual or a mass tort claim, the personal situation of the claimant or the claimant's family, the outcome of jury trials, the legislative and judicial climate where any potential litigation may occur, general economic and social trends and, for claims involving bodily injury, the trend of healthcare costs. Within our Specialty P&C segment, for our HCPL business (76% of our consolidated gross reserve for losses and loss adjustment expenses as of December 31, 2019), we set an initial reserve based upon our evaluation of the current loss environment including frequency, severity, economic inflation, social inflation and legal trends. The initial loss ratio for our HCPL business has ranged from 87% to 106% in recent years. We have recently trended towards the higher end of this range due to increases in loss severity in the broader HCPL industry, including our excess and surplus lines of business (see further discussion in our Segment Operating Results - Specialty Property & Casualty section that follows under the heading "Losses"). This range also reflects the higher than average current accident year net loss ratio recorded in 2019 due to increased reserve estimates for a large national healthcare account that exceeded the assumptions we made when originally underwriting the account. The policy term for this account expires towards the end of the second quarter of 2020. Based on underwriting negotiations with the insured to-date, we believe it is more likely than not that the account will not renew on terms offered by us and the insured will exercise its option to purchase the extended reporting endorsement or "tail" coverage. Based on preliminary projected exposure data provided, if the account exercises its option to purchase tail coverage, a net loss of up to approximately $50 million could be recognized in the second quarter of 2020; if the insured chooses to exercise this tail policy all premium and corresponding losses will be fully recognized in the same period the tail policy is written.
A practice similar to our HCPL business is followed for our legal professional liability business (3% of our consolidated gross reserve for losses and loss adjustment expenses as of December 31, 2019).
The risks insured in our medical technology liability business (3% of our consolidated gross reserve for losses and loss adjustment expenses as of December 31, 2019) are more varied, and policies are individually priced based on the risk characteristics of the policy and the account. The insured risks range from startup operations to large multinational entities, and the larger entities often have significant deductibles or self-insured retentions. Reserves are established using our most recently developed actuarial estimates of losses expected to be incurred based on factors which include results from prior analysis of similar business, industry indications, observed trends and judgment. Claims in this line of business primarily involve bodily injury to individuals and are affected by factors similar to those of our HCPL line of business. For the medical technology liability business, we also establish an initial reserve using a loss ratio approach, including a provision in consideration of historical loss volatility that this line of business has exhibited.
Workers' Compensation Insurance Segment. Many factors affect the ultimate losses incurred for our workers' compensation coverages (10% of our consolidated gross reserve for losses and loss adjustment expenses as of December 31, 2019) including but not limited to the type and severity of the injury, the age, health and occupation of the injured worker, the estimated length of disability, medical treatment and related costs, and the jurisdiction and workers' compensation laws of the state of the injury occurrence. Recently, legislative and regulatory bodies in certain states have changed or are attempting to change compensability requirements and presumptions for certain types of workers related to COVID-19 claims and, if successful, could result in an increase in clams frequency and severity for the current accident year. See Note 13 of the Notes to Condensed Consolidated Financial Statements for further information.
We use various actuarial methodologies in developing our workers’ compensation reserve, combined with a review of the payroll exposure base. For the current accident year, given the lack of seasoned information, the different actuarial methodologies produce results with significant variability; therefore, more emphasis is placed on supplementing results from the actuarial methodologies with trends in exposure base, medical expense inflation, general inflation, severity, and claim counts, among other things, to select an expected loss ratio.
Segregated Portfolio Cell Reinsurance Segment. The factors that affect the ultimate losses incurred for the workers' compensation and healthcare professional liability coverages assumed by the SPCs at Inova Re and Eastern Re (4% of our consolidated gross reserve for losses and loss adjustment expenses as of December 31, 2019) are consistent with that of our Workers’ Compensation Insurance and Specialty P&C segments, respectively.
Lloyd's Syndicates Segment. Initial reserves for Syndicate 1729 and Syndicate 6131 are primarily recorded using the loss assumptions by risk category incorporated into each Syndicate's business plan submitted to Lloyd's with consideration given to loss experience incurred to date (4% of our consolidated gross reserve for losses and loss adjustment expenses as of December 31, 2019). The assumptions used in each business plan are consistent with loss results reflected in Lloyd's historical data for similar risks. The loss ratios may also fluctuate due to the timing of earned premium adjustments. Such adjustments may be the result of premiums for certain policies and assumed reinsurance contracts being reported subsequent to the coverage period and may be subject to adjustment based on loss experience. Premium and exposure for some of Syndicate 1729's insurance policies and reinsurance contracts are initially estimated and subsequently recorded over an extended period of time as reports are received under delegated underwriting authority programs. When reports are received, the premium, exposure and corresponding loss estimates are revised accordingly. Changes in loss estimates due to premium or exposure fluctuations are incurred in the accident year in which the premium is earned.
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
Our reserve re-estimation process is based upon the most recently completed actuarial analysis supplemented by any new analysis, information or trends that have emerged since the date of that study. We also take into account currently available industry trend information. Changes to previously established reserve estimates are recognized in the current period if management’s best estimate of ultimate losses differs from the estimate previously established. While management considers a variety of variables in determining its best estimate, in general, as claims age, our methodologies give more weight to actual loss costs which, for the majority of our reserves, continue to indicate that ultimate loss costs will be lower than our previous estimates. The discussion in our Critical Accounting Estimates section in Item 7 of our December 31, 2019 report on Form 10-K includes additional information regarding the methodologies used to evaluate our reserve.
Any change in our estimate of net ultimate losses for prior accident years is reflected in net income (loss) in the period in which such changes are made. In recent years such changes have reduced our estimate of consolidated net ultimate losses, resulting in a reduction of reported losses for the period and a corresponding increase in pre-tax income.
Due to the size of our consolidated reserve for losses and the large number of claims outstanding at any point in time, even a small percentage adjustment to our total reserve estimate could have a material effect on our results of operations for the period in which the adjustment is made.
Use of Judgment
The process of estimating reserves involves a high degree of judgment and is subject to a number of variables. These variables can be affected by both views of internal and external events, such as changes in views of economic inflation, legal trends and legislative changes, as well as differentiating views of individuals involved in the reserve estimation process, among others. We continually refine our estimates in a regular, ongoing process as historical loss experience develops and additional claims are reported and settled. Our objective is to consider all significant facts and circumstances known at the time.
Changes in economic conditions and steps taken by the federal government and the Federal Reserve in response to COVID-19 could lead to inflation trends that are different from those we had anticipated when establishing our reserves, which could in turn lead to an increase or decrease in our loss costs and the need to strengthen or reduce reserves. These impacts of inflation on loss costs and reserves could be more pronounced for our HCPL line of business as that business generally requires a longer period of time to settle claims for a given accident year and, accordingly, is relatively more inflation sensitive.
We use various actuarial methods in the process of setting reserves. Each actuarial method generally returns a different value, and for the more recent accident years the variations among the various methodologies can be significant. In order to project ultimate losses, we partition our reserves for analysis such as by line of business, geography, coverage layer or accident year; in all, there are over 200 different partitions of our business used for actuarial evaluation. For each partition of our reserves, we evaluate the results of the various methods, along with the supplementary statistical data regarding such factors as closed with and without indemnity ratios, claim severity trends, the expected duration of such trends, changes in the legal and legislative environment and the current economic environment to develop a point estimate based upon management's judgment and past experience. The series of selected point estimates is then combined to produce an overall point estimate for ultimate losses.
HCPL. Over the past several years, the most influential factor affecting the analysis of our HCPL reserves and the related development recognized has been an observed increase in claim severity for the broader HCPL industry as well as higher initial loss expectations on incurred claims. The severity trend is an explicit component of our pricing models, whereas in our reserving process the severity trend's impact is implicit. Our estimate of this trend and our expectations about changes in this trend impact a variety of factors, from the selection of expected loss ratios to the ultimate point estimates established by management.
Because of the implicit and wide-ranging nature of severity trend assumptions on the loss reserving process, it is not practical to specifically isolate the impact of changing severity trends. However, because severity is an explicit component of our HCPL pricing process we can better isolate the impact that changing severity can have on our loss costs and loss ratios in regards to our pricing models for this business component. Our current HCPL pricing models assume severity trends in the range of 2% to 5% depending on state, territory and specialty. In some portions of our HCPL business we have observed and reflected higher severity trends in our estimates of losses and loss adjustment expenses.
If the severity trend were to be higher by 1 percentage point, the impact would be an increase in our initial expected loss ratio for this business of 3.2 percentage points, based on current claim disposition patterns. An increase in the severity trend of 3 percentage points would result in a 10.1 percentage point increase in our initial expected loss ratio. Due to the long-tailed nature of our claims and the previously discussed historical volatility of loss costs, selection of a severity trend assumption is a subjective process that is inherently likely to prove inaccurate over time. Given the long tail and volatility, we are generally cautious in making changes to the severity assumptions within our pricing models. All open claims and accident years are generally impacted by a change in the severity trend, which compounds the effect of such a change.
Although the future degree and impact of the ultimate severity trend remains uncertain due to the long-tailed nature of our business, we have given consideration to observed loss costs in setting our rates. For our HCPL business, this practice had generally resulted in rate reductions as claim frequency declined and remained at historically low levels. For example, on average, excluding our podiatry business acquired in 2009, we had gradually reduced the premium rates we charged on our standard physician renewal business (our largest HCPL line) by approximately 17% from the beginning of 2006 to December 31, 2016. However, from early 2017 to March 31, 2020, the average charged premium rates on our standard physician renewal business have increased by approximately 7% per annum, and we anticipate further rate increases due to increasing loss severity.
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
Loss Development - Prior Accident Years
We recognized net favorable reserve development of $6.0 million during the three months ended March 31, 2020 of which favorable development of $2.4 million related to our Specialty P&C segment, $1.8 million related to our Segregated Portfolio Cell Reinsurance segment, $1.5 million related to our Workers' Compensation Insurance segment and $0.3 million related to our Lloyd's Syndicates segment.
Net favorable reserve development recognized within our Specialty P&C segment reflected a reduction in our reserve for potential ECO/XPL claims. As previously discussed, we continue to see elevated loss severity in the broader HCPL industry, including our excess and surplus lines of business, and are observing early indications of these increased severity trends in our paid loss data. Furthermore, there are uncertainties around the impact that the COVID-19 pandemic will have on variables such as premium volume, claims frequency and severity, historical paid and incurred loss trends, general economic and social trends, inflation and the legal and political environment. Given these factors and uncertainties as well as a lack of sufficient and reliable related data, we have taken no action to change our previously established reserve estimates during the first quarter of 2020 outside of the reduction in our reserve for potential ECO/XPL claims.
Net favorable development recognized within our Segregated Portfolio Cell Reinsurance segment included $1.0 million related to the healthcare professional liability business and $0.8 million related to workers' compensation business, which primarily reflected the overall favorable trends in claim closing patterns.
Net favorable development recognized within our Workers' Compensation Insurance segment reflected overall favorable trends in claim closing patterns, primarily in the 2015 and 2016 accident years. As it relates to both our Workers' Compensation Insurance and Segregated Portfolio Cell Reinsurance segments, the current economic conditions resulting from the COVID-19 pandemic have introduced significant risk of a prolonged recession, which could have an adverse impact on our return to wellness efforts and the ability of injured workers to return to work, resulting in a potential reduction in favorable claim trends in future periods.

Investment Valuations
We record the majority of our investments at fair value as shown in the table below. At March 31, 2020, the distribution of our investments based on GAAP fair value hierarchies (levels) was as follows:

	Distribution by GAAP Fair Value Hierarchy
	Level 1	Level 2	Level 3	Not Categorized	Total Investments
Investments recorded at:
Fair value	13%	72%	1%	9%	95%
Other valuations					5%
Total Investments					100%
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
Investments - Other Valuation Methodologies
Certain of our investments, in accordance with GAAP for the type of investment, are measured using methodologies other than fair value. At March 31, 2020, these investments represented approximately 5% of total investments, and are detailed in the following table. Additional information about these investments is provided in Notes 2 and 3 of the Notes to Condensed Consolidated Financial Statements.

(In millions)	Carrying Value	GAAP Measurement Method
Other investments:
Other, principally FHLB capital stock	$2.9	Principally Cost
Investment in unconsolidated subsidiaries:
Investments in tax credit partnerships	43.8	Equity
Equity method investments, primarily LPs/LLCs	46.7	Equity
	90.5
BOLI	66.6	Cash surrender value
Total investments - Other valuation methodologies	$160.0
Impairments
We evaluate our available-for-sale investment securities, which at March 31, 2020 and December 31, 2019 consisted entirely of fixed maturity securities, on at least a quarterly basis for the purpose of determining whether declines in fair value below recorded cost basis represent impairment. We consider an impairment to have occurred:

•	if there is intent to sell the security;

•	if it is more likely than not that the security will be required to be sold before full recovery of its amortized cost basis; or

•	if the entire amortized basis of the security is not expected to be recovered.
The assessment of whether the amortized cost basis of a security is expected to be recovered requires management to make assumptions regarding various matters affecting future cash flows. The choice of assumptions is subjective and requires the use of judgment. Actual credit losses experienced in future periods may differ from management’s estimates of those credit losses. Methodologies used to estimate the present value of expected cash flows are:
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

•	failure of the issuer of the security to make scheduled interest or principal payments;

•	any changes to the rating of the security by a rating agency;

•	recoveries or additional declines in fair value subsequent to the balance sheet date;

•	adverse legal or regulatory events;

•	significant deterioration in the market environment that may affect the value of collateral (e.g. decline in real estate prices);

•	significant deterioration in economic conditions; and

•	disruption in the business model resulting from changes in technology or new entrants to the industry.
If deemed appropriate and necessary, a discounted cash flow analysis is performed to confirm whether a credit loss exists and, if so, the amount of the credit loss. We use the single best estimate approach for available-for-sale debt securities and consider all reasonably available data points, including industry analyses, credit ratings, expected defaults and the remaining payment terms of the debt security. For fixed rate available-for-sale debt securities, cash flows are discounted at the security's effective interest rate implicit in the security at the date of acquisition. If the available-for-sale debt security’s contractual interest rate varies based on subsequent changes in an independent factor, such as an index or rate, for example, the prime rate, the LIBOR, or the U.S. Treasury bill weekly average, that security’s effective interest rate is calculated based on the factor as it changes over the life of the security. If we intend to sell a debt security or believe we will more likely than not be required to sell a debt security before the amortized cost basis is recovered, any existing allowance will be written off against the security's amortized cost basis, with any remaining difference between the debt security's amortized cost basis and fair value recognized as an impairment loss in earnings.
Exclusive of securities where there is an intent to sell or where it is not more likely than not that the security will be required to be sold before recovery of its amortized cost basis, impairment for debt securities is separated into a credit component and a non-credit component. The credit component of an impairment is the difference between the security’s amortized cost basis and the present value of its expected future cash flows, while the non-credit component is the remaining difference between the security’s fair value and the present value of expected future cash flows. An allowance for expected credit losses will be recorded for the expected credit losses through income and the non-credit component is recognized in OCI. The amount of impairment recognized is limited to the excess of the amortized cost over the fair value of the available-for-sale debt security.
Deferred Policy Acquisition Costs
Policy acquisition costs (primarily commissions, premium taxes and underwriting salaries) which are directly related to the successful acquisition of new and renewal premiums are capitalized as DPAC and charged to expense, net of ceding commissions earned, as the related premium revenue is recognized. We evaluate the recoverability of our DPAC typically at the segment level each reporting period or in a manner that is consistent with the way we manage our business. Any amounts estimated to be unrecoverable are charged to expense in the current period.
As part of our evaluation of the recoverability of DPAC, we also evaluate our unearned premiums for premium deficiencies. A premium deficiency is recognized if the sum of anticipated losses and loss adjustment expenses, unamortized DPAC and maintenance costs, net of anticipated investment income, exceeds the related unearned premium. If a premium deficiency is identified, the associated DPAC is written off, and a PDR is recorded for the excess deficiency as a component of net losses and loss adjustment expenses in our Consolidated Statement of Income and Comprehensive Income and as a component of the reserve for losses on our Consolidated Balance Sheet. During the three months ended March 31, 2020 we did not determine any DPAC to be unrecoverable.
Estimation of Taxes / Tax Credits
For interim periods, we generally utilize the estimated annual effective tax rate method under which we determine our provision (benefit) for income taxes based on the current estimate of our annual effective tax rate. For the three months ended March 31, 2020, we adopted the discrete effective tax rate method for recording income taxes in the period. The discrete method is applied when the application of the estimated annual effective tax rate method is impractical and does not provide a reliable estimate of the annual effective tax rate. We believe the use of the discrete effective tax rate method is more appropriate than the annual effective tax rate method as minor changes in our estimated ordinary income would have a significant effect on the estimated annual effective tax rate and would result in sizeable variations in the customary relationship between income tax expense (benefit) and pretax accounting income (loss). We will reevaluate our use of this method each quarter until we believe a return to the estimated annual effective tax rate method is deemed appropriate. In calculating our year-to-date income tax expense (benefit), we include the estimated benefit of tax credits for the year-to-date period based on the most recently available information provided by the tax credit partnerships; the actual amounts of credits provided by the tax credit partnerships may prove to be different than our estimates. The effect of such a difference is recognized in the period identified.
Deferred Taxes
Deferred federal income taxes arise from the recognition of temporary differences between the basis of assets and liabilities determined for financial reporting purposes and the basis determined for income tax purposes. Our temporary differences principally relate to our loss reserves, unearned and advanced premiums, DPAC, compensation related items, unrealized investment gains (losses) and basis differences on fixed assets, intangible assets and operating leases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to be in effect when such benefits are realized. We review our deferred tax assets quarterly for impairment. If we determine that it is more likely than not that some or all of a deferred tax asset will not be realized, a valuation allowance is recorded to reduce the carrying value of the asset. In assessing the need for a valuation allowance, management is required to make certain judgments and assumptions about our future operations based on historical experience and information as of the measurement period regarding reversal of existing temporary differences, carryback capacity, future taxable income (including its capital and operating characteristics) and tax planning strategies.
A valuation allowance was established in a prior year against the deferred tax asset related to the NOL carryforwards for the U.K. operations as management concluded that it was more likely than not that the deferred tax asset will not be realized. We also established a valuation allowance in a prior year against the deferred tax assets of certain SPCs at our wholly owned Cayman Islands reinsurance subsidiary, Inova Re. Due to the limited operations of these SPCs, management concluded that a valuation allowance was required. As of March 31, 2020, management concluded that a valuation allowance was still required against the deferred tax assets related to the NOL carryforwards for the U.K. operations and against the deferred tax assets of certain SPCs at Inova Re. See further discussion in Note 6 of the Notes to Consolidated Financial Statements in our December 31, 2019 Form 10-K.
Tax Cuts and Jobs Act
The TCJA introduced a minimum tax on payments made to related foreign entities referred to as the BEAT. The BEAT is imposed by adding back into the U.S. tax base any base erosion payment made by the U.S. taxpayer to a related foreign entity and applying a minimum tax rate to this newly calculated modified taxable income. Base erosion payments represent any amount paid or accrued by the U.S. taxpayer to a related foreign entity for which a deduction is allowed. Premiums we cede to the SPCs at Inova Re, one of our wholly owned Cayman Islands reinsurance subsidiaries, do not fall within the scope of base erosion payments as the SPCs at Inova Re have elected to be taxed as U.S. taxpayers. However, premiums that we cede to any active SPC at our other wholly owned Cayman Islands reinsurance subsidiary, Eastern Re, fall within the scope of base erosion payments and therefore could be significantly impacted by the BEAT. We have evaluated our exposure to the BEAT and have concluded that our expected outbound deductible payments to related foreign entities are below the threshold for application of the BEAT; therefore, we have not recognized any incremental tax expense for the BEAT provision of the TCJA during the three months ended March 31, 2020 or 2019. See further discussion on our Cayman Islands SPC operations in the Segment Operating Results - Segregated Portfolio Cell Reinsurance section that follows. See further discussion in Note 4 of the Notes to Condensed Consolidated Financial Statements.
The TCJA also requires a U.S. shareholder of a controlled foreign corporation to include its GILTI in U.S. taxable income. The GILTI amount is based on the U.S. shareholder’s aggregate share of the gross income of the controlled foreign corporation reduced by certain exceptions and a net deemed tangible income return. The net deemed tangible income return is based on the controlled foreign corporation’s basis in the tangible depreciable business property. Cell rental fee income earned by Inova Re and Eastern Re fall within the scope of the GILTI provisions of the TCJA. We have evaluated the new GILTI provisions of the TCJA and we have made an accounting policy election to treat the taxes due on inclusions of GILTI in U.S. taxable income as a current period expense when incurred. We recognized a nominal amount of tax expense for the GILTI provision of the TCJA during each of the three months ended March 31, 2020 and 2019. See further discussion in Note 4 of the Notes to Condensed Consolidated Financial Statements.
Coronavirus Aid, Relief and Economic Security Act
In response to COVID-19, the CARES Act was signed into law on March 27, 2020 and contains several provisions for corporations and eases certain deduction limitations originally imposed by the TCJA. The CARES Act, among other things, includes temporary changes regarding the prior and future utilization of NOLs, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of Social Security taxes and the creation of certain refundable employee retention credits. We anticipate the temporary changes regarding

NOL carryback provisions will have a favorable impact on our liquidity (see discussion that follows in the Liquidity and Capital Resources and Financial Condition section under the heading "Taxes"). We are currently evaluating the other provisions of the CARES Act and how certain elections may impact our financial position and results of operations if elected. See discussion in Note 4 of the Notes to Condensed Consolidated Financial Statements.
Unrecognized Tax Benefits
We evaluate tax positions taken on tax returns and recognize positions in our financial statements when it is more likely than not that we will sustain the position upon resolution with a taxing authority. If recognized, the benefit is measured as the largest amount of benefit that has a greater than 50% probability of being realized. We review uncertain tax positions each period, considering changes in facts and circumstances, such as changes in tax law, interactions with taxing authorities and developments in case law, and make adjustments as we consider necessary. Adjustments to our unrecognized tax benefits may affect our income tax expense, and settlement of uncertain tax positions may require the use of cash. Other than differences related to timing, no significant adjustments were considered necessary during the three months ended March 31, 2020 or 2019. At March 31, 2020, our liability for unrecognized tax benefits approximated $10.4 million.
Goodwill / Intangibles
We test goodwill and intangible assets for impairment on an annual basis, in the fourth quarter, or on an interim basis if there is an indicator of impairment. Impairment of goodwill is tested at the reporting unit level, which is consistent with our reportable segments identified in Note 12 of the Notes to Condensed Consolidated Financial Statements. Of the five reporting units, three have goodwill - Specialty P&C, Workers' Compensation Insurance and Segregated Portfolio Cell Reinsurance. At the last evaluation date, management determined that it was more likely than not that the fair value of each reporting unit with goodwill and the fair value of our intangible assets was greater than their respective carrying amounts. As of March 31, 2020, we considered various estimates and sensitivities utilized in the previous impairment testing in light of information that was reasonably available to us at that time and determined that an interim impairment assessment was not necessary. While we do not believe that our operating results and impacts from the COVID-19 pandemic have triggered the need to perform an impairment test on goodwill, we will continue to assess the impact on our business plans throughout 2020. As additional information becomes available to us, our future assessments of estimates, including our expectations at that time could change. Additional information regarding our goodwill and intangible assets is included in Note 1 of the Notes to Consolidated Financial Statements included in ProAssurance's December 31, 2019 report on Form 10-K.
Leases
We are involved in a number of leases, primarily for office facilities. We determine if an arrangement is a lease at the inception date of the contract and classify all leases as either financing or operating. As of March 31, 2020, all of our leases were classified as operating. Operating lease ROU assets and operating lease liabilities are recognized as of the lease commencement date based on the present value of the remaining lease payments, discounted over the term of the lease using a discount rate determined based on information available as of the commencement date. The ROU asset represents the right to use the underlying asset (office space) for the lease term. As the majority of our lessors do not provide an implicit discount rate, we use our collateralized incremental borrowing rate in determining the present value of remaining lease payments. For leases entered into or reassessed after the adoption of ASU 2016-02 on January 1, 2019, we account for lease and non-lease components of a contract as a single lease component.
We evaluate our operating lease ROU assets for impairment at the asset group level whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable. The carrying amount of an asset group, which includes the operating lease ROU asset and the related operating lease liability, is not recoverable if the carrying amount exceeds the sum of the undiscounted cash flows expected to result from the use of the asset group over the life of the primary asset in the asset group. That assessment is based on the carrying amount of the asset group, including the operating lease ROU asset and the related operating lease liability, at the date it is tested for recoverability, and an impairment loss is measured and recognized as the amount by which the carrying amount of the asset group exceeds its fair value. Any impairment loss is allocated to each asset in the asset group, including the operating ROU asset.
When a lease of an office facility is to be abandoned and will not be subleased, we first evaluate whether or not the operating lease ROU asset’s inclusion in an existing asset group continues to be appropriate and if the commitment to abandon the lease constitutes a change in circumstances requiring the operating lease ROU asset, or the larger asset group, to be tested for impairment. If an impairment test is required, it is performed in the same manner as discussed above. Any remaining carrying value of the operating lease ROU asset is amortized from the date we commit to a plan to abandon the lease to the expected date that we will cease to use the leased property. Leases to be abandoned in which we have the intent or practical ability to sublease continue to be accounted for under a held and use model, with no change to the amortization period of the operating lease ROU asset, and are evaluated for impairment as a separate asset group at the date the sublease is executed.

Additional information regarding our leases is included in Note 7 of the Notes to Condensed Consolidated Financial Statements herein and Note 1 of the Notes to Consolidated Financial Statements included in ProAssurance's December 31, 2019 report on Form 10-K.
Audit Premium
Workers’ compensation premiums are determined based upon the payroll of the insured, respective premium rates and, where applicable, an experience-based modification factor. An audit of the policyholders’ records is conducted after policy expiration to make a final determination of applicable premiums. Audit premium due from or due to a policyholder as a result of an audit is reflected in net premiums written and earned when billed. We track, by policy, the amount of additional premium billed in final audit invoices as a percentage of payroll exposure and use this information to estimate the probable additional amount of EBUB premium as of the balance sheet date. We include changes to the EBUB premium estimate in net premiums written and earned in the period recognized. Subsequent to the first quarter of 2020 and as a result of the economic impact of COVID-19, we expect insured payroll exposure to decrease which could result in significant reductions in our EBUB premium estimate; however, the length and magnitude of such changes depends on future developments, which are highly uncertain and cannot be predicted. See Note 13 of the Notes to Condensed Consolidated Financial Statements for further information.
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
Accounting Changes
We did not have any change in accounting estimate or policy that had a material effect on our results of operations or financial position during the three months ended March 31, 2020. We are not aware of any accounting changes not yet adopted as of March 31, 2020 that would have a material effect on our results of operation, financial position or cash flows. Note 1 of the Notes to Condensed Consolidated Financial Statements provides additional detail regarding accounting changes not yet adopted.

Liquidity and Capital Resources and Financial Condition
Overview
ProAssurance Corporation is a holding company and is a legal entity separate and distinct from its subsidiaries. As a holding company, our principal source of external revenue is our investment revenues. In addition, dividends from our operating subsidiaries represent another source of funds for our obligations, including debt service and shareholder dividends. We also charge our operating subsidiaries within our Specialty P&C and Workers' Compensation Insurance segments a management fee based on the extent to which services are provided to the subsidiary and the amount of gross premium written by the subsidiary. At March 31, 2020, we held cash and liquid investments of approximately $242 million outside our insurance subsidiaries that were available for use without regulatory approval or other restriction. We also have $250 million in permitted borrowings available under our Revolving Credit Agreement as well as the possibility of a $50 million accordion feature; however, the potential subscription of this feature as of May 1, 2020 is uncertain due to recent COVID-19 related events (see further discussion in this section under the heading "Debt"). As of May 1, 2020, no borrowings were outstanding under our Revolving Credit Agreement.
To date, during 2020, our operating subsidiaries have paid dividends to us of approximately $1 million. Our insurance subsidiaries, in the aggregate, are permitted to pay additional dividends of approximately $88 million over the remainder of 2020 without prior approval of state insurance regulators. However, the payment of any dividend requires prior notice to the insurance regulator in the state of domicile, and the regulator may reduce or prevent the dividend if, in its judgment, payment of the dividend would have an adverse effect on the surplus of the insurance subsidiary. We make the decision to pay dividends from an insurance subsidiary based on the capital needs of that subsidiary and may pay less than the permitted dividend or may also request permission to pay an additional amount (an extraordinary dividend).
Cash Flows
Cash flows between periods compare as follows:

	Three Months Ended March 31
(In thousands)	2020	2019	Change
Net cash provided (used) by:
Operating activities	$(12,049)	$34,392	$(46,441)
Investing activities	71,825	3,868	67,957
Financing activities	(17,976)	(46,901)	28,925
Increase (decrease) in cash and cash equivalents	$41,800	$(8,641)	$50,441

	Three Months Ended March 31
(In thousands)	2019	2018	Change
Net cash provided (used) by:
Operating activities	$34,392	$73,354	$(38,962)
Investing activities	3,868	146,107	(142,239)
Financing activities	(46,901)	(310,709)	263,808
Increase (decrease) in cash and cash equivalents	$(8,641)	$(91,248)	$82,607
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
The decrease in operating cash flows for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 of $46.4 million was primarily due to an increase in paid losses of $54.2 million and a decrease in net premium receipts of $9.3 million. The increase in paid losses was driven by our Specialty P&C and Segregated Portfolio Cell Reinsurance segments. The increase in paid losses in our Specialty P&C segment was primarily due to higher average claim payments and we believe is an early indication that the higher severity trends that we are experiencing in our HCPL case reserve estimates are starting to emerge in actual claim payments. The increase in paid losses in our Segregated Portfolio Cell Reinsurance segment reflected the payment of a $10 million claim by an SPC at Eastern Re in which we do not participate. The payment related to a reserve established by the SPC in 2019 related to an errors and omissions liability policy. The decrease in net premium receipts was primarily due to a decline in written premium in our Specialty P&C and Workers' Compensation

Insurance segments. The decrease in operating cash flows was somewhat offset by a decrease in 2020 tax payments as compared to 2019 of $6.4 million and a decrease in paid bonuses of $3.0 million. The decrease in tax payments was primarily due to refunds received during the three months ended March 31, 2020. The remaining variance in operating cash flows for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 was comprised of individually insignificant components.
The decrease in operating cash flows for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 of $39.0 million was primarily due to the timing of the cash settlement of the 2017 and 2016 calendar year quota share reinsurance arrangements between our Specialty P&C segment and Syndicate 1729. The 2017 and 2016 calendar year quota share reinsurance arrangements were commuted in December of 2018 and 2017, respectively, and the cash settlements typically occur in the first quarter of the following year. The commutation of the 2016 calendar year quota share reinsurance arrangement resulted in a net cash receipt of $14.5 million in the first quarter of 2018. We received the cash settlement for the commutation of the 2017 calendar year quota share reinsurance arrangement in the second quarter of 2019 which caused a $14.5 million decrease in operating cash flows as compared to the first quarter of 2018. Additionally, the decrease in operating cash flows reflected a decrease in cash received from investment income of $9.4 million, a decrease in net premium receipts of $5.2 million, an increase in cash paid for operating expenses of $5.2 million and an increase in paid losses of $4.9 million. The decrease in cash received from investment income was primarily due to a decline in distributed earnings from our unconsolidated subsidiaries. The increase in cash paid for operating expenses was primarily due to an increase in operating expenses in our Lloyd's Syndicates segment primarily due to the growth in Syndicate 1729 operations and the addition of Syndicate 6131 and, to a lesser extent, an increase in operating expenses in our Specialty P&C segment primarily due to a data analytics services agreement entered into during the fourth quarter of 2018. The decrease in net premium receipts was primarily due to an increase in cash paid to reinsurers in our Specialty P&C segment as a result of unfavorable prior year development on ceded losses over the past year, partially offset by an increase in premium receipts due to the growth of written premium. The increase in paid losses was driven by our Workers' Compensation Insurance and Specialty P&C segments primarily due to the timing of loss payments between periods.
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

Operating Activities and Related Cash Flows
Reinsurance
Within our Specialty P&C segment, we use insurance and reinsurance (collectively, “reinsurance”) to provide capacity to write larger limits of liability, to provide reimbursement for losses incurred under the higher limit coverages we offer and to provide protection against losses in excess of policy limits. Within our Workers' Compensation Insurance segment, we use reinsurance to reduce our net liability on individual risks, to mitigate the effect of significant loss occurrences (including catastrophic events), to stabilize underwriting results and to increase underwriting capacity by decreasing leverage. In both our Specialty P&C and Workers' Compensation Insurance segments, we use reinsurance in risk sharing arrangements to align our objectives with those of our strategic business partners and to provide custom insurance solutions for large customer groups. The purchase of reinsurance does not relieve us from the ultimate risk on our policies; however, it does provide reimbursement for certain losses we pay. We pay our reinsurers a premium in exchange for reinsurance of the risk. In certain of our excess of loss arrangements, the premium due to the reinsurer is determined by the loss experience of the business reinsured, subject to certain minimum and maximum amounts. Until all loss amounts are known, we estimate the premium due to the reinsurer. Changes to the estimate of premium owed under reinsurance agreements related to prior periods are recorded in the period in which the change in estimate occurs and can have a significant effect on net premiums earned.
We offer alternative market solutions whereby we cede certain premiums from our Workers' Compensation Insurance and Specialty P&C segments to either the SPCs at Inova Re or Eastern Re, our Cayman Islands reinsurance subsidiaries which are reported in our Segregated Portfolio Cell Reinsurance segment, or, to a limited extent, an unaffiliated captive insurer for one program. During the three months ended March 31, 2020 and 2019, we wrote total alternative market premium of approximately $29.8 million and $38.3 million, respectively. The majority of these policies ($27.1 million and $35.9 million of premium for the three months ended March 31, 2020 and 2019, respectively) are reinsured to the SPCs at Inova Re or Eastern Re, net of a ceding commission. Each SPC at Inova Re and Eastern Re is owned, fully or in part, by an agency, group or association, and the operating results of the SPCs are due to the participants of that cell. We participate to a varying degree in the results of selected SPCs and, for the SPCs in which we participate, our participation interest ranges from a low of 20% to a high of 85%. SPC operating results attributable to external cell participants are reflected as an SPC dividend expense (income) in our Segregated Portfolio Cell Reinsurance segment. See further discussion on our SPC operations in the Segment Operating Results - Segregated Portfolio Cell Reinsurance section that follows. The alternative market workers' compensation policies are ceded from our Workers' Compensation Insurance segment to the SPCs under 100% quota share reinsurance agreements. The alternative market healthcare professional liability policies are ceded from our Specialty P&C segment to the SPCs under either excess of loss or quota share reinsurance agreements, depending on the structure of the individual program. The nominal portion of the risk that is not ceded to an SPC is retained in our Specialty P&C segment and may also be reinsured under our standard healthcare professional liability reinsurance program depending on the policy limits provided. The remaining premium written in our alternative market business of $2.6 million and $2.4 million for the three months ended March 31, 2020 and 2019, respectively, related to one program that was 100% ceded to an unaffiliated captive insurer.
For all of our segments, we make a determination of the amount of insurance risk we choose to retain based upon numerous factors, including our risk tolerance and the capital we have to support it, the price and availability of reinsurance, the volume of business, our level of experience with a particular set of exposures and our analysis of the potential underwriting results. We purchase excess of loss reinsurance to limit the amount of risk we retain and we do so from a number of companies to mitigate concentrations of credit risk. We utilize reinsurance brokers to assist us in the placement of these reinsurance programs and in the analysis of the credit quality of our reinsurers. The determination of which reinsurers we choose to do business with is based upon an evaluation of their then current financial strength, rating and stability. However, the financial strength of our reinsurers and their corresponding ability to pay us may change in the future due to circumstances or events we cannot control or anticipate.

Excess of Loss Reinsurance Agreements
We generally reinsure risks under treaties (our excess of loss reinsurance agreements) pursuant to which the reinsurers agree to assume all or a portion of all risks that we insure above our individual risk retention levels, up to the maximum individual limits offered. These agreements are negotiated and renewed annually. Renewal dates for our healthcare professional liability, medical technology liability and workers' compensation treaties are October 1, January 1 and May 1, respectively. Our healthcare professional liability treaty renewed October 1, 2019 at a higher rate than the previous agreement, partially offset by a lower intermediary compensation rate. Our medical technology liability treaty renewed January 1, 2020 at a lower rate than the previous agreement. Our traditional workers' compensation treaty renewed May 1, 2020 at a higher rate than the previous agreement, with an increase in the AAD from $3.9 million to $6.0 million and an increase in the percentage of subject premium from 2.1% to 3.2%; all other material treaty terms were consistent with the expiring agreement. The significant coverages provided by our current excess of loss reinsurance agreements are detailed in the following table.
Excess of Loss Reinsurance Agreements

Healthcare Professional Liability	Medical Technology & Life Sciences Products	Workers' Compensation - Traditional
(1) Historically, retention has ranged from 5% to 32.5%.
(2) Historically, retention has been as high as $2M.
(3) Includes an AAD where retention is the greater of $3.9M or 2.1% of subject premium (2019 treaty)/$6.0M or 3.2% of subject premium (2020 treaty) in annual losses otherwise recoverable in excess of the $500k retention per loss occurrence.
Large healthcare professional liability risks that are above the limits of our basic reinsurance treaties are reinsured on a facultative basis, whereby the reinsurer agrees to insure a particular risk up to a designated limit. We also have in place a number of risk sharing arrangements that apply to the first $1 million of losses for certain large healthcare systems and other insurance entities, as well as with certain insurance agencies that produce business for us.

Other Reinsurance Arrangements
For the workers' compensation business ceded to Inova Re and Eastern Re, each SPC has in place its own reinsurance arrangements; which are illustrated in the following table.
Segregated Portfolio Cell Reinsurance

Per Occurrence Coverage	Aggregate Coverage
(1) The attachment point is based on a percentage of written premium within individual cells (average is 89%) and varies by cell.
Each SPC has participants and the profit or loss of each cell accrues fully to these cell participants. As previously discussed, we participate in certain SPCs to a varying degree. Each SPC maintains a loss fund initially equal to the difference between premium assumed by the cell and the ceding commission. The external participants of each cell provide collateral to us, typically in the form of a letter of credit, that is initially equal to the difference between the loss fund of the SPC (amount of funds available to pay losses after deduction of ceding commission) and the aggregate attachment point of the reinsurance. Over time, an SPC's retained profits are considered in the determination of the collateral amount required to be provided by the cell's external participants.
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
Taxes
We are subject to the tax laws and regulations of the U.S. and U.K. We file a consolidated U.S. federal income tax return that includes the holding company and its U.S. subsidiaries. Our filing obligations include a requirement to make quarterly payments of estimated taxes to the IRS using the corporate tax rate effective for the tax year. We did not make any quarterly estimated tax payments during either of the three months ended March 31, 2020 or 2019.
As a result of the CARES Act that was signed into law on March 27, 2020, as previously discussed, we now have the ability to carryback NOLs generated in tax years 2018, 2019, and 2020 for up to five years. We have an NOL of approximately $34.4 million from the 2019 tax year that will be carried back to the 2014 tax year and is expected to generate a tax refund of approximately $12.0 million. Furthermore, our effective tax rate for the three months ended March 31, 2020 was affected by the tax rate differential on the carryback of the 2019 NOL to the 2014 tax year when the federal statutory tax rate was 35% as compared to the current tax rate of 21%. See further discussion on our effective tax rate for the three months ended March 31, 2020 in the Segment Operating Results - Corporate section that follows under the heading "Taxes." We are currently evaluating the other provisions of the CARES Act and how certain elections may impact our liquidity, financial position and results of operations if elected. See further discussion in Note 4 of the Notes to Condensed Consolidated Financial Statements.
Litigation
We are involved in various legal actions related to insurance policies and claims handling including, but not limited to, claims asserted against us by policyholders. These types of legal actions arise in the ordinary course of business and, in accordance with GAAP for insurance entities, are generally considered as a part of our loss reserving process, which is described in detail in our Critical Accounting Estimates section under the heading "Reserve for Losses and Loss Adjustment Expenses." We also have other direct actions against the Company unrelated to our claims activity which we evaluate and account for as a part of our other liabilities. For these corporate legal actions, we evaluate each case separately and establish what we believe is an appropriate reserve based on GAAP guidance related to contingent liabilities. As of March 31, 2020 there were no material reserves established for corporate legal actions.

Investing Activities and Related Cash Flows
Our investments at March 31, 2020 and December 31, 2019 are comprised as follows:

	March 31, 2020		December 31, 2019
($ in thousands)	Carrying Value	% of Total Investment	Carrying Value	% of Total Investment
Fixed maturities, available-for-sale
U.S. Treasury obligations	$129,260	4%	$110,467	3%
U.S. Government-sponsored enterprise obligations	12,410	1%	17,340	1%
State and municipal bonds	291,667	9%	296,093	9%
Corporate debt	1,288,718	40%	1,340,364	40%
Residential mortgage-backed securities	230,598	7%	208,408	6%
Commercial mortgage-backed securities	92,487	3%	80,089	2%
Other asset-backed securities	236,524	6%	236,024	7%
Total fixed maturities, available-for-sale	2,281,664	70%	2,288,785	68%
Fixed maturities, trading	47,680	1%	47,284	1%
Total fixed maturities	2,329,344	71%	2,336,069	69%

Equity investments	92,750	3%	250,552	7%
Short-term investments	347,340	11%	339,907	10%
BOLI	66,569	2%	66,112	2%
Investment in unconsolidated subsidiaries	371,372	12%	358,820	11%
Other investments	33,778	1%	38,949	1%
Total investments	$3,241,153	100%	$3,390,409	100%
At March 31, 2020, 99% of our investments in available-for-sale fixed maturity securities were rated and the average rating was A+. The distribution of our investments in available-for-sale fixed maturity securities by rating were as follows:

	March 31, 2020		December 31, 2019
($ in thousands)	Carrying Value	% of Total Investment	Carrying Value	% of Total Investment
Rating*
AAA	$689,388	30%	$677,554	30%
AA+	87,194	3%	84,991	3%
AA	147,652	6%	152,118	7%
AA-	130,468	6%	153,377	7%
A+	197,781	9%	182,966	8%
A	359,992	16%	338,697	15%
A-	172,052	8%	171,553	7%
BBB+	178,510	8%	182,041	8%
BBB	151,120	7%	155,935	7%
BBB-	41,269	2%	52,523	2%
Below investment grade	119,271	4%	130,929	5%
Not rated	6,967	1%	6,101	1%
Total	$2,281,664	100%	$2,288,785	100%
*Average of three NRSRO sources, presented as an S&P equivalent. Source: S&P, Copyright ©2020, S&P Global Market Intelligence

A detailed listing of our investment holdings as of March 31, 2020 is located under the Financial Information heading on the Investor Relations page of our website which can be reached directly at www.proassurance.com/investmentholdings or through links from the Investor Relations section of our website, investor.proassurance.com.
We manage our investments to ensure that we will have sufficient liquidity to meet our obligations, taking into consideration the timing of cash flows from our investments, including interest payments, dividends and principal payments, as well as the expected cash flows to be generated by our operations. After the end of the first quarter of 2020, we have received and granted requests for premium relief for certain insureds that have been adversely impacted by the recent COVID-19 pandemic in the form of either premium credits or premium deferrals which could have an impact on our cash flows to be generated from our operations in future quarters and could result in an increase to our allowance for expected credit losses related to our premiums receivable. In addition to the interest and dividends we will receive from our investments, we anticipate that between $40 million and $80 million of our portfolio will mature (or be paid down) each quarter over the next twelve months and become available, if needed, to meet our cash flow requirements. In response to COVID-19, we have restricted the reinvestment of these cash flows in order to maximize cash availability. The primary outflow of cash at our insurance subsidiaries is related to paid losses and operating costs, including income taxes. The payment of individual claims cannot be predicted with certainty; therefore, we rely upon the history of paid claims in estimating the timing of future claims payments with consideration to current and anticipated industry trends and macroeconomic conditions, including the impacts of COVID-19. To the extent that we may have an unanticipated shortfall in cash, we may either liquidate securities or borrow funds under existing borrowing arrangements through our Revolving Credit Agreement and the FHLB system. Permitted borrowings under our Revolving Credit Agreement are $250 million with the possibility of an additional $50 million accordion feature; however, the potential subscription of this feature as of May 1, 2020 is uncertain due to recent COVID-19 related events, as discussed in this section under the heading "Debt." Given the duration of our investments, we do not foresee a shortfall that would require us to meet operating cash needs through additional borrowings. Additional information regarding our Revolving Credit Agreement is detailed in Note 8 of the Notes to Condensed Consolidated Financial Statements.
At March 31, 2020, our FAL was comprised of fixed maturity securities with a fair value of $123.7 million and cash and cash equivalents of $12.5 million deposited with Lloyd's. See further discussion in Note 3 of the Notes to Condensed Consolidated Financial Statements. We expect to receive a return of approximately $33.0 million of FAL in the second quarter of 2020 given our reduced participation in the operating results of Syndicate 1729 for the 2020 underwriting year to 29% from 61%.
Our investment portfolio continues to be primarily composed of high quality fixed income securities with approximately 95% of our fixed maturities being investment grade securities as determined by national rating agencies. The weighted average effective duration of our fixed maturity securities at March 31, 2020 was 2.97 years; the weighted average effective duration of our fixed maturity securities combined with our short-term securities was 2.57 years.
The carrying value and unfunded commitments for certain of our investments were as follows:

	Carrying Value		March 31, 2020
($ in thousands, except expected funding period)	March 31, 2020	December 31, 2019	Unfunded Commitment	Expected funding period in years
Qualified affordable housing project tax credit partnerships (1)	$42,079	$46,421	$847	6
Historic tax credit partnership (2)	1,763	2,085	276	1
All other investments, primarily investment fund LPs/LLCs	327,530	310,314	147,384	4
Total	$371,372	$358,820	$148,507
(1) The carrying value reflects our total commitments (both funded and unfunded) to the partnerships, less any amortization, since our initial investment. We fund these investments based on funding schedules maintained by the partnerships.

(2) The carrying value reflects our funded commitments less any amortization.
Investment fund LPs/LLCs are by nature less liquid and may involve more risk than other investments. We manage our risk through diversification of asset class and geographic location. At March 31, 2020, we had investments in 37 separate investment funds with a total carrying value of $327.5 million which represented approximately 10% of our total investments. Our investment fund LPs/LLCs generate earnings from trading portfolios, secured debt, debt securities, multi-strategy funds and private equity investments, and the performance of these LPs/LLCs is affected by the volatility of equity and credit markets. For our investments in LPs/LLCs, we record our allocable portion of the partnership operating income or loss as the results of the LPs/LLCs become available, typically following the end of a reporting period. Due to this lack of availability, the impact of the recent disruption in global financial markets due to COVID-19 on these investments was not fully reflected in our results for the first quarter of 2020.

Acquisitions
We have entered into a definitive agreement to acquire NORCAL, an underwriter of medical professional liability insurance, subject to the demutualization of NORCAL Mutual, NORCAL's ultimate controlling party. We are targeting to close the transaction either by the end of 2020 or early 2021. We will pay base consideration of $450 million with a contingent consideration of up to $150 million should NORCAL reserves as of the acquisition date develop favorably to our estimates. We plan to utilize our Revolving Credit Agreement to partially finance the acquisition (see further discussion on our Revolving Credit Agreement in this section under the heading "Debt"). The COVID-19 pandemic’s potential disruption to our business operations may require us to access our Revolving Credit Agreement for other purposes including working capital, capital expenditures or other general corporate requirements. If needed, we may be required to obtain additional financing and our ability to arrange such financing or refinancing will depend on, among other factors, our financial position and performance, as well as prevailing market conditions and other factors beyond our control. As a result, we may be compelled to take additional measures to preserve our cash flow, including the reduction of operating expenses or reduction or suspension of dividend payments, at least until the impacts of the COVID-19 pandemic improve. We believe that funds available under the Revolving Credit Agreement, along with cash generated from our operations and investment portfolio, will be sufficient to meet our liquidity needs, including the planned acquisition of NORCAL.
Financing Activities and Related Cash Flows
Treasury Shares
During the three months ended March 31, 2020 and 2019, we did not repurchase any common shares and, as of May 1, 2020, our remaining Board authorization was approximately $110 million.
ProAssurance Shareholder Dividends
Our Board declared quarterly cash dividends of $0.31 per share during the first quarters of both 2020 and 2019, each of which was paid in the following quarter. Dividends paid in the first quarter of 2019 included a special dividend of $0.50 per share declared in the fourth quarter of 2018. Given our current earnings profile, the effects that underlying conditions in the broader insurance marketplace continue to have on or results and the uncertainties introduced by the COVID-19 pandemic, our Board has made the decision to reduce our quarterly cash dividend from $0.31 per share to $0.05 per share, beginning with the dividend declared for the second quarter of 2020 on May 7, 2020. Any decision to pay future cash dividends is subject to the Board’s final determination after a comprehensive review of financial performance, future expectations and other factors deemed relevant by the Board.
Debt
At March 31, 2020 our debt included $250 million of outstanding unsecured senior notes. The notes bear interest at 5.3% annually and are due in 2023 although they may be redeemed in whole or part prior to maturity. There are no financial covenants associated with these notes.
We have a Revolving Credit Agreement, which expires in November 2024, that may be used for general corporate purposes, including, but not limited to, short-term working capital, share repurchases as authorized by the Board and support for other activities, such as the planned acquisition of NORCAL, as previously discussed under the heading "Acquisitions." Our Revolving Credit Agreement permits borrowings of up to $250 million as well as the possibility of a $50 million accordion feature; however, the subscription of this feature as of May 1, 2020 is uncertain due to recent COVID-19 related events. At March 31, 2020, there were no outstanding borrowings on our Revolving Credit Agreement; we are in compliance with the financial covenants of the Revolving Credit Agreement.
We have Mortgage Loans with one lender in connection with the recapitalization of two office buildings, which mature in December 2027. The Mortgage Loans accrue interest at three-month LIBOR plus 1.325% with principal and interest payable on a quarterly basis. At March 31, 2020, the outstanding balance of the Mortgage Loans was approximately $37 million; we are in compliance with the financial covenant of the Mortgage Loans.
Additional information regarding our debt is provided in Note 8 of the Notes to Condensed Consolidated Financial Statements.
We utilize an interest rate cap agreement with a notional amount of $35 million to manage our exposure to increases in LIBOR on our Mortgage Loans. Per the interest rate cap agreement, we are entitled to receive cash payments if and when the three-month LIBOR exceeds 2.35%. Additional information on our interest rate cap agreement is provided in Note 12 of the Notes to Consolidated Financial Statements in ProAssurance's December 31, 2019 report on Form 10-K.

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

Results of Operations – Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
Selected consolidated financial data for each period is summarized in the table below.

	Three Months Ended March 31
($ in thousands, except per share data)	2020	2019	Change
Revenues:
Net premiums written	$232,217	$245,742	$(13,525)
Net premiums earned	$203,855	$208,149	$(4,294)
Net investment result	19,268	22,008	(2,740)
Net realized investment gains (losses)	(28,673)	36,623	(65,296)
Other income	2,251	2,095	156
Total revenues	196,701	268,875	(72,174)

Expenses:
Net losses and loss adjustment expenses	164,832	159,755	5,077
Underwriting, policy acquisition and operating expenses	62,056	61,392	664
SPC U.S. federal income tax expense	222	—	222
Segregated portfolio cell dividend expense (income)	(508)	4,787	(5,295)
Interest expense	4,129	4,330	(201)
Total expenses	230,731	230,264	467
Income (loss) before income taxes	(34,030)	38,611	(72,641)
Income tax expense (benefit)	(12,076)	6,961	(19,037)
Net income (loss)	$(21,954)	$31,650	$(53,604)
Non-GAAP operating income (loss)	$(1,146)	$4,163	$(5,309)
Earnings (loss) per share:
Basic	$(0.41)	$0.59	$(1.00)
Diluted	$(0.41)	$0.59	$(1.00)
Non-GAAP operating earnings (loss) per share:
Basic	$(0.02)	$0.08	$(0.10)
Diluted	$(0.02)	$0.08	$(0.10)
Net loss ratio	80.9%	76.8%	4.1	pts
Underwriting expense ratio	30.4%	29.5%	0.9	pts
Combined ratio	111.3%	106.3%	5.0	pts
Operating ratio	101.1%	95.3%	5.8	pts
Effective tax rate	35.5%	18.0%	17.5	pts
Return on equity*	(6.0%)	8.2%	(14.2	pts)

* Annualized
In all tables that follow, the abbreviation "nm" indicates that the information or the percentage change is not meaningful.

Executive Summary of Operations
The following sections provide an overview of our consolidated and segment results of operations for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. See the Segment Operating Results sections that follow for additional information regarding each segment's operating results.
Revenues
The following table shows our consolidated and segment net premiums earned:

	Three Months Ended March 31
($ in thousands)	2020	2019	Change
Net premiums earned
Specialty P&C	$120,359	$124,067	$(3,708)	(3.0%)
Workers' Compensation Insurance	44,515	45,939	(1,424)	(3.1%)
Segregated Portfolio Cell Reinsurance	16,980	19,502	(2,522)	(12.9%)
Lloyd's Syndicates	22,001	18,641	3,360	18.0%
Consolidated total	$203,855	$208,149	$(4,294)	(2.1%)
Consolidated net premiums earned decreased during the three months ended March 31, 2020 as compared to the same period of 2019 driven by decreases in net premiums earned in our Specialty P&C, Segregated Portfolio Cell Reinsurance and Workers' Compensation Insurance segments, partially offset by an increase in net premiums earned in our Lloyd's Syndicates segment. The decrease in net premiums earned in our Specialty P&C segment was primarily due to our focus on underwriting discipline as we continue to emphasize careful risk selection, rate adequacy and a willingness to walk away from business that does not fit our goal of achieving a long-term underwriting profit (see further discussion in our Segment Operating Results - Specialty P&C section that follows). For our Segregated Portfolio Cell Reinsurance segment, the decrease in net premiums earned reflected the reduction in premium funding for a large workers' compensation alternative market program and the competitive workers' compensation market conditions (see further discussion in our Segment Operating Results - Segregated Portfolio Cell Reinsurance section that follows). The decrease in net premiums earned in our Workers' Compensation Insurance segment also reflected the competitive workers' compensation market conditions as well as a reduction in our EBUB premium estimate. The increase in net premiums earned in our Lloyd's Syndicates segment was driven by the pro rata effect of higher premiums written during the preceding twelve months, primarily property insurance coverages.
The following table shows our consolidated net investment result:

	Three Months Ended March 31
($ in thousands)	2020	2019	Change
Net investment income	$20,830	$22,818	$(1,988)	(8.7%)
Equity in earnings (loss) of unconsolidated subsidiaries	(1,562)	(810)	(752)	(92.8%)
Net investment result	$19,268	$22,008	$(2,740)	(12.5%)
The decrease in our consolidated net investment result for the three months ended March 31, 2020 as compared to the same period of 2019 primarily reflected a decrease in our allocation to equities and partial reinvestment in fixed maturities, as well as lower overall investment balances as compared to the prior year period. Equity in earnings (loss) of unconsolidated subsidiaries includes our share of the operating results of interests we hold in certain LPs/LLCs as well as operating losses associated with our tax credit partnership investments, which are designed to generate returns in the form of tax credits and tax-deductible project operating losses. For both the three months ended March 31, 2020 and 2019, the earnings generated from our LPs/LLCs did not exceed the tax-deductible operating losses recorded from our tax credit partnership investments resulting in an overall loss from our investment in unconsolidated subsidiaries. The increase in our loss of unconsolidated subsidiaries for the three months ended March 31, 2020 as compared to the same period of 2019 was primarily due to lower reported earnings from two LPs reflecting the market environment during the early part of the first quarter of 2020.

The following table shows our total consolidated net realized investment gains (losses):

	Three Months Ended March 31
($ in thousands)	2020	2019	Change
Net impairment losses recognized in earnings	$(1,163)	$(49)	$(1,114)	2,273.5%
Other net realized investment gains (losses)	(27,510)	36,672	(64,182)	(175.0%)
Net realized investment gains (losses)	$(28,673)	$36,623	$(65,296)	(178.3%)
For the three months ended March 31, 2020, we recognized credit-related impairment losses in earnings of $1.2 million and non-credit impairment losses in OCI of $0.7 million. The credit-related impairment losses related to four corporate bonds in the energy, consumer and entertainment sectors. The non-credit impairment losses related to three corporate bonds in the energy and consumer sectors.
For the three months ended March 31, 2020, we recognized other net realized investment losses of $27.5 million which was driven by the impact of decreases in fair value on our equity portfolio and convertible securities attributable to the recent disruptions in the global financial markets related to COVID-19. Other net realized investment gains of $36.7 million recognized during the three months ended March 31, 2019 reflected the improvement in the market during the first quarter of 2019, which caused our equity portfolio to increase in value. See further discussion in our Segment Operating Results - Corporate section that follows.
Expenses
The following table shows our consolidated and segment net loss ratios and net loss development:

	Three Months Ended March 31
($ in millions)	2020	2019	Change
Current accident year net loss ratio
Consolidated ratio	83.8%	81.7%	2.1	pts
Specialty P&C	94.2%	93.1%	1.1	pts
Workers' Compensation Insurance	70.2%	68.2%	2.0	pts
Segregated Portfolio Cell Reinsurance	65.7%	66.7%	(1.0	pts)
Lloyd's Syndicates	68.7%	54.5%	14.2	pts

Calendar year net loss ratio
Consolidated ratio	80.9%	76.8%	4.1	pts
Specialty P&C	92.2%	86.8%	5.4	pts
Workers' Compensation Insurance	66.9%	66.3%	0.6	pts
Segregated Portfolio Cell Reinsurance	55.1%	55.1%	—
Lloyd's Syndicates	67.2%	58.5%	8.7	pts

Favorable (unfavorable) net loss development, prior accident years
Consolidated	$6.0	$10.3	$(4.3)
Specialty P&C	$2.4	$7.9	$(5.5)
Workers' Compensation Insurance	$1.5	$0.9	$0.6
Segregated Portfolio Cell Reinsurance	$1.8	$2.3	$(0.5)
Lloyd's Syndicates	$0.3	$(0.8)	$1.1
The increase in our consolidated current accident year net loss ratio during the 2020 three-month period as compared to the same period of 2019 was primarily due to a higher current accident year net loss ratio in our Lloyd's Syndicates, Workers' Compensation Insurance and Specialty P&C segments. The higher current accident year net loss ratio in our Lloyd's Syndicates segment was driven by a decrease in estimated reinsurance recoveries as Syndicate 1729 experienced fewer significant storm-related property and catastrophe related losses as compared to the prior year period; therefore, fewer losses in the current period breached the reinsurance retention limits. In addition, the higher current accident year net loss ratio in our Lloyd's Syndicates segment reflected certain large losses incurred by Syndicate 6131 during the first quarter of 2020. For our Workers' Compensation Insurance segment, the higher current accident year net loss ratio was driven by the continuation of intense price competition and the resulting renewal rate decreases, as well as the effect of lower net premiums earned during the 2020 three-month period (see previous discussion in this section under the heading "Net Premiums Earned" and further discussion in our Segment Operating Results - Workers' Compensation Insurance section that follows). The higher current accident year net loss ratio in our Specialty P&C segment was driven by higher severity trends in our HCPL book of business, particularly in our healthcare facilities and excess and surplus lines (see further discussion in our Segment Operating Results - Specialty P&C section that follows).
In both the 2020 and 2019 three-month periods, our consolidated calendar year net loss ratio was lower than our consolidated current accident year net loss ratio due to the recognition of net favorable prior year reserve development, as shown in the previous table. Net favorable prior year reserve development recognized in the 2020 three-month period was lower as compared to the same respective period of 2019 driven by our Specialty P&C segment given our concerns around elevated loss severity in the broader HCPL industry, including our excess and surplus lines of business, and uncertainties around the impact that the COVID-19 pandemic will have on variables such as premium volume, claims frequency and severity, historical paid and incurred loss trends, general economic and social trends, inflation and the legal and political environment. Given these factors and uncertainties as well as a lack of sufficient and reliable related data, we have taken no action to change our previously established reserve estimates in our Specialty P&C segment outside of the $2.4 million reduction in our reserve for potential ECO/XPL claims. As it relates to both our Workers' Compensation Insurance and Segregated Portfolio Cell Reinsurance segments, the current economic conditions resulting from the COVID-19 pandemic have introduced significant risk of a prolonged recession, which could have an adverse impact on our return to wellness efforts and the ability of injured workers to return to work, resulting in a potential reduction in favorable claim trends in future periods. See Note 13 of the Notes to Condensed Consolidated Financial Statements for further information.
Our consolidated and segment underwriting expense ratios were as follows:

	Three Months Ended March 31
	2020	2019	Change
Underwriting Expense Ratio
Consolidated	30.4%	29.5%	0.9	pts
Specialty P&C	24.6%	23.9%	0.7	pts
Workers' Compensation Insurance	31.8%	30.9%	0.9	pts
Segregated Portfolio Cell Reinsurance	29.9%	26.8%	3.1	pts
Lloyd's Syndicates	41.6%	45.4%	(3.8	pts)
Corporate*	2.4%	2.2%	0.2	pts
*There are no net premiums earned associated with the Corporate segment. Ratios shown are the contribution of the Corporate segment to the consolidated ratio (Corporate operating expenses divided by consolidated net premium earned).

Our consolidated underwriting expense ratio increased for the 2020 three-month period as compared to the same respective period of 2019 primarily due to a decrease in consolidated net premiums earned driven by our Specialty P&C and Segregated Portfolio Cell Reinsurance segments (see previous discussion in this section under the heading "Net Premiums Earned"). Additionally, the increase in our consolidated underwriting expense ratio reflected an increase in operating expenses in our Specialty P&C segment driven by $1.4 million of one-time expenses primarily related to the restructuring of our HCPL field office organization (see further discussion in our Segment Operating Results - Specialty P&C section that follows). Furthermore, the increase in our consolidated underwriting expense ratio reflected an increase in operating expenses in our Workers' Compensation Insurance segment primarily due to compensation-related expenses and costs related to the implementation of a new policy administration and claims system (see further discussion in our Segment Operating Results - Workers' Compensation Insurance section that follows).

Taxes
Our provision for income taxes and effective tax rates for the three months ended March 31, 2020 and 2019 were as follows:

($ in thousands)	Three Months Ended March 31
	2020	2019	Change
Income (loss) before income taxes	$(34,030)	$38,611	$(72,641)	(188.1%)
Income tax expense (benefit)	(12,076)	6,961	(19,037)	(273.5%)
Net income (loss)	$(21,954)	$31,650	$(53,604)	(169.4%)
Effective tax rate	35.5%	18.0%	17.5 pts
We recognized an income tax benefit of $12.1 million for the three months ended March 31, 2020 as compared to income tax expense of $7.0 million for the three months ended March 31, 2019; however, the comparability of our effective tax rates is impacted by the pre-tax loss recognized during the 2020 three-month period as compared to pre-tax income recognized in the 2019 three-month period. Our effective tax rates as of March 31, 2020 and 2019 were different from the statutory federal income tax rate of 21% primarily due to the benefit recognized from the tax credits transferred to us from our tax credit partnership investments. See further discussion in the Segment Operating Results - Corporate section that follows under the heading "Taxes."
Operating Ratio
Our operating ratio is our combined ratio, less our investment income ratio. This ratio provides the combined effect of underwriting profitability and investment income. Our operating ratio for the three months ended March 31, 2020 and 2019 was as follows:

	Three Months Ended March 31
	2020	2019	Change
Combined ratio	111.3%	106.3%	5.0	pts
Less: investment income ratio	10.2%	11.0%	(0.8	pts)
Operating ratio	101.1%	95.3%	5.8	pts
Our operating ratio for the 2020 three-month period as compared to the same period of 2019 increased by approximately 5.8 percentage points driven by a higher combined ratio in our Specialty P&C segment. The combined ratio in our Specialty P&C segment was higher as compared to the prior year period driven by our continued concern with elevated loss severity in the broader HCPL industry, including our excess and surplus lines of business, which influenced our current accident year net loss ratio and resulted in a lower amount of prior accident year favorable development. See further discussion in our Segment Operating Results - Specialty Property & Casualty section that follows under the heading "Losses."
ROE
ROE is calculated as annualized net income (loss) for the period divided by the average of beginning and ending shareholders’ equity. This ratio measures our overall after-tax profitability and shows how efficiently capital is being used. ROE for the three months ended March 31, 2020 and 2019 was as follows:

	Three Months Ended March 31
	2020	2019	Change
ROE	(6.0%)	8.2%	(14.2	pts)
The decrease in our ROE was driven by the change in market conditions during the first quarter of 2020 as compared to the first quarter of 2019 and the corresponding impact on the fair value on our equity portfolio. During the first quarter of 2020, global financial markets experienced disruptions due to COVID-19 which resulted in a decrease in fair value on our equity portfolio of $38.5 million. In contrast, the fair value of our equity portfolio increased $32.4 million during the first quarter of 2019 as a result of the market recovering from the volatility experienced at the end of 2018.

Book Value per Share
Book value per share is calculated as total shareholders’ equity at the balance sheet date divided by the total number of common shares outstanding. This ratio measures the net worth of the Company to shareholders on a per-share basis. Our book value per share at March 31, 2020 as compared to December 31, 2019 is shown in the following table.

Book Value Per Share
Book Value Per Share at December 31, 2019	$28.11
Increase (decrease) to book value per share during the three months ended March 31, 2020 attributable to:
Dividends declared	(0.31)
Net income (loss)	(0.41)
OCI	(0.78)
Other *	(0.10)
Book Value Per Share at March 31, 2020	$26.51
* Includes the impact of cumulative effect adjustments related to ASUs adopted during 2020 and the impact of share-based compensation.
Non-GAAP Financial Measures
Non-GAAP operating income (loss) is a financial measure that is widely used to evaluate performance within the insurance sector. In calculating Non-GAAP operating income (loss), we have excluded the effects of the items listed in the following table that do not reflect normal operating results. We believe Non-GAAP operating income (loss) presents a useful view of the performance of our insurance operations, however it should be considered in conjunction with net income (loss) computed in accordance with GAAP.
The following table is a reconciliation of net income (loss) to Non-GAAP operating income (loss):

	Three Months Ended March 31
(In thousands, except per share data)	2020	2019
Net income (loss)	$(21,954)	$31,650
Items excluded in the calculation of Non-GAAP operating income (loss):
Net realized investment (gains) losses	28,673	(36,623)
Net realized gains (losses) attributable to SPCs which no profit/loss is retained (1)	(2,498)	1,741
Guaranty fund assessments (recoupments)	(2)	88
Pre-tax effect of exclusions	26,173	(34,794)
Tax effect, at 21% (2)	(5,365)	7,307
After-tax effect of exclusions	20,808	(27,487)
Non-GAAP operating income (loss)	$(1,146)	$4,163
Per diluted common share:
Net income (loss)	$(0.41)	$0.59
Effect of exclusions	0.39	(0.51)
Non-GAAP operating income (loss) per diluted common share	$(0.02)	$0.08
(1) Net realized investment gains (losses) on investments related to SPCs are recognized in our Segregated Portfolio Cell Reinsurance segment. SPC operating results, including any realized gain or loss, that are attributable to external cell participants are reflected in the SPC dividend expense (income). To be consistent with our exclusion of net realized investment gains (losses) recognized in earnings, we are excluding the portion of net realized investment gains (losses) that is included in the SPC dividend expense (income) which is attributable to the external cell participants.

(2) The 21% rate is the annual expected statutory tax rate associated with the taxable or tax deductible items listed above. Our effective tax rate for the respective periods was applied to these items in calculating net income (loss), excluding net realized investment gains (losses) and related adjustments. Net realized investment gains (losses) in our Corporate segment are discrete items and are tax affected at the annual expected statutory tax rate (21%) in the period they are included in our consolidated tax provision and net income (loss). See previous discussion in this section under the heading "Taxes." The taxes associated with the net realized investment gains (losses) related to SPCs in our Segregated Portfolio Cell Reinsurance segment are paid by the individual SPCs and are not included in our consolidated tax provision or net income (loss); therefore, both the net realized investment gains (losses) from our Segregated Portfolio Cell Reinsurance segment and the adjustment to exclude the portion of net realized investment gains (losses) included in the SPC dividend expense (income) in the table above are not tax effected.

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

	Three Months Ended March 31
($ in thousands)	2020	2019	Change
Net premiums written	$131,255	$140,657	$(9,402)	(6.7%)

Net premiums earned	$120,359	$124,067	$(3,708)	(3.0%)
Other income	1,698	1,209	489	40.4%
Net losses and loss adjustment expenses	(110,931)	(107,658)	(3,273)	3.0%
Underwriting, policy acquisition and operating expenses	(29,585)	(29,615)	30	(0.1%)
Segment operating results	$(18,459)	$(11,997)	$(6,462)	(53.9%)

Net loss ratio	92.2%	86.8%	5.4	pts
Underwriting expense ratio	24.6%	23.9%	0.7	pts
Premiums Written
Changes in our premium volume within our Specialty P&C segment are driven by four primary factors: (1) the amount of new business, (2) our retention of existing business, (3) the premium charged for business that is renewed, which is affected by rates charged and by the amount and type of coverage an insured chooses to purchase and (4) the timing of premium written through multi-period policies. In addition, premium volume may periodically be affected by shifts in the timing of renewals between periods. The healthcare professional liability market, which accounts for a majority of the revenues in this segment, remains challenging as physicians continue joining hospitals or larger group practices and are thus no longer purchasing individual or group policies in the standard market. In addition, some competitors have chosen to compete primarily on price; both factors may impact our ability to write new business and retain existing business. Furthermore, the insurance and reinsurance markets have historically been cyclical, characterized by extended periods of intense price competition due to excessive underwriting capacity as well as periods when shortages of capacity permitted more favorable premium levels. Changes in the frequency and severity of losses may affect the cycles of the insurance and reinsurance markets significantly. During soft markets, it could be very difficult for us to grow or maintain premium volume levels without sacrificing underwriting profits. Conversely, during hard markets, rising prices may pressure retention levels. Subsequent to the first quarter of 2020 and as a result of the impact of COVID-19, we expect downward pressure in future quarters on our premium volume resulting from new business disruptions and reductions in exposure due to suspension of elective medical procedures and general reduction in non-COVID-19 healthcare consumption; however, the length and magnitude of such changes depends on future developments, which are highly uncertain and cannot be predicted. See Note 13 of the Notes to Condensed Consolidated Financial Statements for further information.
Gross, ceded and net premiums written were as follows:

	Three Months Ended March 31
($ in thousands)	2020	2019	Change
Gross premiums written	$155,381	$166,431	$(11,050)	(6.6%)
Less: Ceded premiums written	24,126	25,774	(1,648)	(6.4%)
Net premiums written	$131,255	$140,657	$(9,402)	(6.7%)

Gross Premiums Written
Gross premiums written by component were as follows:

	Three Months Ended March 31
($ in thousands)	2020	2019	Change
Professional liability
Physicians (1)
Twelve month term	$100,489	$107,788	$(7,299)	(6.8%)
Twenty-four month term	7,366	6,605	761	11.5%
Total Physicians	107,855	114,393	(6,538)	(5.7%)
Healthcare facilities (2)(7)	17,822	22,220	(4,398)	(19.8%)
Other healthcare providers (3)	8,500	9,951	(1,451)	(14.6%)
Legal professionals (4)	8,438	8,070	368	4.6%
Tail coverages (5)	6,189	4,429	1,760	39.7%
Total professional liability	148,804	159,063	(10,259)	(6.4%)
Medical technology liability (6)	6,219	7,203	(984)	(13.7%)
Other (8)	358	165	193	117.0%
Total	$155,381	$166,431	$(11,050)	(6.6%)

(1)
Physician policies were our greatest source of premium revenues in both 2020 and 2019. The decrease in twelve month term policies during the 2020 three-month period included the effect of timing differences of $2.0 million related to the prior year renewal of certain policies. Excluding the effect of these timing differences, twelve month term premiums decreased $5.3 million as compared to the same period of 2019. This decrease was driven by retention losses and our non-renewal of two large policies written on an excess and surplus lines basis totaling $2.6 million, partially offset by an increase in renewal pricing and, to a lesser extent, new business written. Renewal pricing increases in 2020 are reflective of the rising loss cost environment. The lower retention for the 2020 three-month period is largely attributable to our focus on underwriting discipline as we continue to emphasize careful risk selection, rate adequacy and a willingness to walk away from business that does not fit our goal of achieving a long-term underwriting profit. We anticipate a lower than average level of retention to persist as we continue to reevaluate certain books of business and set our rates to reflect our observations of higher severity trends. We also offer twenty-four month term premiums to our physician insureds in one selected jurisdiction. The increase in twenty-four month term premiums during the 2020 three-month period, as compared to the same respective period in 2019, primarily reflected the normal cycle of renewals (policies subject to renewal in 2020 were previously written in 2018 rather than in 2019).

(2)
Our healthcare facilities premium (which includes hospitals, surgery centers and other similar facilities) decreased for the 2020 three-month period as compared to the same respective period of 2019 primarily due to retention losses, partially offset by an increase in renewal pricing and, to a lesser extent, new business written. Retention losses in 2020 were driven by our decision not to renew certain products written on an excess and surplus lines basis after our underwriting evaluation and, to a lesser extent, the loss of one large policy totaling $1.4 million due to price competition. As we continue to reevaluate certain books of business, we anticipate our retention to remain at a lower than historic level. Renewal pricing increases in 2020 reflect rate increases where we believe appropriate given the loss environment and loss indications we are seeing in the healthcare facilities space.

(3)
Our other healthcare providers are primarily dentists, chiropractors and allied health professionals. The decrease for the 2020 three-month period is primarily driven by retention losses, including the loss of one large policy totaling $1.1 million due to price competition.

(4)
Our legal professionals policies are primarily individual and small group policies in select areas of practice. Our legal professionals premium remained relatively unchanged in the 2020 three-month period as compared to the same period of 2019 as new business written and renewal pricing increases were largely offset by retention losses. The increase in renewal pricing was primarily the result of an increase in the rate charged for certain renewed policies in select states due to rate filings.

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

(6)
Our medical technology liability business is marketed throughout the U.S.; coverage is typically offered on a primary basis, within specified limits, to manufacturers and distributors of medical technology and life sciences products including entities conducting human clinical trials. In addition to the previously listed factors that affect our premium volume, our medical technology liability premium is impacted by the sales volume of insureds. The decrease during the 2020 three-month period was primarily due to retention losses and, to a lesser extent, renewal pricing decreases, partially offset by new business written. Retention losses in the 2020 three-month period are primarily attributable to an increase in competition on terms and pricing. Renewal pricing decreases during the 2020 three-month period are primarily due to changes in exposure on several renewing policies as well as changes in the sales volume of certain insureds.

(7)
Certain components of our gross premiums written include alternative market premiums. We currently cede either all or a portion of the alternative market premium, net of reinsurance, to three SPCs of our wholly owned Cayman Islands reinsurance subsidiaries, Inova Re and Eastern Re, which are reported in our Segregated Portfolio Cell Reinsurance segment (see further discussion in the Ceded Premiums Written section that follows). The portion not ceded to the SPCs is retained within our Specialty P&C segment. During the 2020 and 2019 three-month periods, we wrote alternative market premiums of $3.8 million and $3.7 million, respectively, in our healthcare facilities line of business.

(8)	This component of gross premiums written includes all other product lines within our Specialty P&C segment.
We are committed to a rate structure that will allow us to fulfill our obligations to our insureds, while generating competitive long-term returns for our shareholders. Our pricing continues to be based on expected losses as indicated by our historical loss data and available industry loss data. In recent years, this practice has resulted in gradual rate increases and we anticipate further rate increases due to indications of increasing loss severity. Additionally, the pricing of our business includes the effects of filed rates, surcharges and discounts. Renewal pricing also reflects changes in our exposure base, deductibles, self-insurance retention limits and other policy items.
The change in renewal pricing for our Specialty P&C segment, including by major component, was as follows:

Three Months Ended March 31
2020
Specialty P&C segment (1)	11%
Physicians (1)(2)	13%
Healthcare facilities (1)(2)	20%
Other healthcare providers (1)	4%
Legal professionals (2)	5%
Medical technology liability (2)	(3%)
(1) Excludes certain policies written on an excess and surplus lines basis as the terms and conditions of these policies are not consistent between periods.
(2) See Gross Premiums Written section for further explanation of changes in renewal pricing.
New business written by major component on a direct basis was as follows:

	Three Months Ended March 31
(In millions)	2020	2019
Physicians	$2.1	$14.4
Healthcare facilities	0.5	4.3
Other healthcare providers	0.2	0.4
Legal professionals	0.9	0.9
Medical technology liability	0.7	0.9
Total	$4.4	$20.9

For our Specialty P&C segment, we calculate retention as annualized renewed premium divided by all annualized premium subject to renewal. Retention is affected by a number of factors. We may lose insureds to competitors or to alternative insurance mechanisms such as risk retention groups or self-insurance entities (often when physicians join hospitals or large group practices) or due to pricing or other issues. We may choose not to renew an insured as a result of our underwriting evaluation. Insureds may also terminate coverage because they have left the practice of medicine for various reasons, principally for retirement, death or disability, but also for personal reasons.
Retention for our Specialty P&C segment, including by major component, was as follows:

	Three Months Ended March 31
	2020	2019
Specialty P&C segment (1)	81%	89%
Physicians (1)(2)	84%	91%
Healthcare facilities (1)(2)	54%	71%
Other healthcare providers (1)(2)	67%	89%
Legal professionals	88%	89%
Medical technology liability (2)	78%	80%
(1) Excludes certain policies written on an excess and surplus lines basis as the terms and conditions of these policies are not consistent between periods.
(2) See Gross Premiums Written section for further explanation of retention decline in 2020.
Ceded Premiums Written
Ceded premiums represent the amounts owed to our reinsurers for their assumption of a portion of our losses. Through our current excess of loss reinsurance arrangements we generally retain the first $1 million in risk insured by us and cede coverages in excess of this amount. For our healthcare professional liability coverages, we also retain from 4% to 9% of the next $25 million of risk for coverages in excess of $1 million. For our medical technology liability coverages, we also retain 10% of the next $9 million of risk for coverages in excess of $1 million. We pay our reinsurers a ceding premium in exchange for their accepting the risk, and in certain of our excess of loss arrangements, the ultimate amount of which is determined by the loss experience of the business ceded, subject to certain minimum and maximum amounts.
Ceded premiums written were as follows:

	Three Months Ended March 31
($ in thousands)	2020	2019	Change
Excess of loss reinsurance arrangements (1)	$8,617	$9,321	$(704)	(7.6%)
Other shared risk arrangements (2)	10,864	11,718	(854)	(7.3%)
Premium ceded to SPCs (3)	3,784	3,738	46	1.2%
Other ceded premiums written	861	997	(136)	(13.6%)
Adjustment to premiums owed under reinsurance agreements, prior accident years, net (4)	—	—	—	nm
Total ceded premiums written	$24,126	$25,774	$(1,648)	(6.4%)

(1)
We generally reinsure risks under our excess of loss reinsurance arrangements pursuant to which the reinsurers agree to assume all or a portion of all risks that we insure above our individual risk retention levels, up to the maximum individual limits offered. Premium due to reinsurers also fluctuates with the volume of written premium subject to cession under the arrangement. In certain of our excess of loss reinsurance arrangements, the premium due to the reinsurer is determined by the loss experience of that business reinsured, subject to certain minimum and maximum amounts. Premium due to reinsurers also fluctuates with the volume of written premium subject to cession under the arrangement. The decrease in ceded premiums written under our excess of loss reinsurance arrangements during the 2020 three-month period as compared to the same period of 2019 primarily reflected a decrease in the overall volume of gross premiums written subject to cession.

(2)
We have entered into various shared risk arrangements, including quota share, fronting, and captive arrangements, with certain large healthcare systems and other insurance entities. These arrangements include our Ascension Health and CAPAssurance programs. While we cede a large portion of the premium written under these arrangements, they provide us an opportunity to grow net premium through strategic partnerships. The decrease in ceded premiums written under our shared risk arrangements during the 2020 three-month period as compared to the same period of 2019 reflected a timing difference of $0.9 million related to the prior year renewal of a policy in our CAPAssurance program. Excluding the effect of this timing difference, ceded premiums written under our shared risk arrangements remained relatively unchanged.

(3)
As previously discussed, as a part of our alternative market solutions, all or a portion of certain healthcare premium written is ceded to SPCs in our Segregated Portfolio Cell Reinsurance segment under either excess of loss or quota share reinsurance agreements, depending on the structure of the individual program. See the Segment Operating Results - Segregated Portfolio Cell Reinsurance section for further discussion on the cession to the SPCs from our Specialty P&C segment. Premiums ceded to SPCs during the 2020 three-month period remained relatively unchanged as compared to the same period of 2019.

(4)
Given the length of time that it takes to resolve our claims, many years may elapse before all losses recoverable under a reinsurance arrangement are known. As a part of the process of estimating our loss reserve we also make estimates regarding the amounts recoverable under our reinsurance arrangements. As previously discussed, the premiums ultimately ceded under certain of our excess of loss reinsurance arrangements are subject to the losses ceded under the arrangements. As part of the review of our reserves during both the 2020 and 2019 three-month periods, we concluded that our current estimate of expected losses and associated recoveries for prior year ceded losses was reasonable; therefore, we did not adjust our estimate of ceded premiums owed to reinsurers.

Ceded Premiums Ratio
The ceded premiums ratios were as follows:

	Three Months Ended March 31
	2020	2019	Change
Ceded premiums ratio, as reported	15.5%	15.5%	—	pts
Less the effect of adjustments in premiums owed under reinsurance agreements, prior accident years (as previously discussed)	—%	—%	—	pts
Ratio, current accident year	15.5%	15.5%	—	pts
The ceded premiums ratio during the 2020 three-month period was unchanged as compared to the same period of 2019 as the increase in premium ceded to the SPCs in our Segregated Portfolio Cell Reinsurance segment was offset by the decrease in premium ceded under our excess of loss reinsurance arrangements.
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
Net premiums earned were as follows:

	Three Months Ended March 31
($ in thousands)	2020	2019	Change
Gross premiums earned	$139,023	$143,019	$(3,996)	(2.8%)
Less: Ceded premiums earned	18,664	18,952	(288)	(1.5%)
Net premiums earned	$120,359	$124,067	$(3,708)	(3.0%)
The decrease in gross premiums earned during the 2020 three-month period reflected the pro rata effect of a decrease in the volume of written premium during the preceding twelve months, predominantly in our healthcare facilities line of business due to our focus on underwriting discipline (see previous discussion in footnote 2 under the heading "Gross Premiums Written").
Ceded premiums earned remained relatively unchanged during the 2020 three-month period as compared to the same period of 2019.

Losses and Loss Adjustment Expenses
The determination of calendar year losses involves the actuarial evaluation of incurred losses for the current accident year and the actuarial re-evaluation of incurred losses for prior accident years, including an evaluation of the reserve amounts required for ECO/XPL losses.
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
The following table summarizes calendar year net loss ratios by separating losses between the current accident year and all prior accident years. The net loss ratios for our Specialty P&C segment were as follows:

	Net Loss Ratios (1)
	Three Months Ended March 31
	2020	2019	Change
Calendar year net loss ratio	92.2%	86.8%	5.4
Less impact of prior accident years on the net loss ratio	(2.0%)	(6.3%)	4.3
Current accident year net loss ratio	94.2%	93.1%	1.1
Less estimated ratio increase (decrease) attributable to:
Ceded premium adjustments, prior accident years (2)	—%	—%	—
Current accident year net loss ratio, excluding the effect of prior year ceded premium (3)	94.2%	93.1%	1.1

(1)	Net losses, as specified, divided by net premiums earned.

(2)
As part of the review of our reserves during both the 2020 and 2019 three-month periods, we concluded that our current estimate of expected losses and associated recoveries for prior year ceded losses was reasonable; therefore, we did not adjust our estimate of ceded premiums owed to reinsurers. See the discussion in the Premiums section for our Specialty P&C segment under the heading "Ceded Premiums Written" for additional information.

(3)
The current accident year net loss ratio was higher during the three months ended March 31, 2020 as compared to the same period of 2019 driven by higher severity trends in our HCPL book of business, particularly in our healthcare facilities and excess and surplus lines. We reflected higher severity trends in our estimates of losses at the end of 2019; however, the current accident year net loss ratio for the first quarter of 2020 is slightly improved as compared to the current accident year net loss ratio for the full year 2019 due to our re-underwriting efforts and focus on rate adequacy.

We recognized net favorable loss development related to our previously established reserves of $2.4 million and $7.9 million during the three months ended March 31, 2020 and 2019, respectively. Net favorable loss development recognized during the three months ended March 31, 2020 was due to a reduction in our reserve for potential ECO/XPL claims. We re-evaluate our previously established reserve each quarter based upon the most recently completed actuarial analysis supplemented by any new analysis, information or trends that have emerged since the date of that study. We also take into account currently available industry trend information. We continue to see elevated loss severity in the broader HCPL industry, including our excess and surplus lines of business, and are observing early indications of these increased severity trends in our paid loss data. Furthermore, there are uncertainties around the impact that the COVID-19 pandemic will have on variables such as premium volume, claims frequency and severity, historical paid and incurred loss trends, general economic and social trends, inflation and the legal and political environment. Given these factors and uncertainties as well as a lack of sufficient and reliable related data, we have taken no action to change our previously established reserve estimates during the first quarter of 2020 outside of the reduction in our reserve for potential ECO/XPL claims.
A detailed discussion of factors influencing our recognition of loss development is included in our Critical Accounting Estimates section under the heading "Reserve for Losses and Loss Adjustment Expenses" and in our December 31, 2019 report on Form 10-K under the same heading. Assumptions used in establishing our reserve are regularly reviewed and updated by management as new data becomes available. Any adjustments necessary are reflected in the then current operations. Due to the size of our reserve, even a small percentage adjustment to the assumptions can have a material effect on our results of operations for the period in which the change is made, as was the case in both 2020 and 2019.

Underwriting, Policy Acquisition and Operating Expenses
Our Specialty P&C segment underwriting, policy acquisition and operating expenses were comprised as follows:

	Three Months Ended March 31
($ in thousands)	2020	2019	Change
DPAC amortization	$13,916	$14,091	$(175)	(1.2%)
Management fees	1,832	1,966	(134)	(6.8%)
Other underwriting and operating expenses	13,837	13,558	279	2.1%
Total	$29,585	$29,615	$(30)	(0.1%)
DPAC amortization decreased for the three months ended March 31, 2020 as compared to the same respective period of 2019 driven by a decrease in earned premium. In addition, the decrease in DPAC amortization reflected a decrease in brokerage expenses due to our non-renewal of certain products written on an excess and surplus lines basis in our healthcare facilities business (see discussion under the heading "Gross Premiums Written"), partially offset by an increase in medical costs associated with employee health plans. Furthermore, the decrease in DPAC amortization reflected an increase in ceding commission income, which is an offset to expense, from certain of our shared risk arrangements.
Management fees are charged pursuant to a management agreement by the Corporate segment to the operating subsidiaries within our Specialty P&C segment for services provided based on the extent to which services are provided to the subsidiary and the amount of premium written by the subsidiary. While the terms of the management agreement were consistent between 2020 and 2019, fluctuations in the amount of premium written by each subsidiary can result in corresponding variations in the management fee charged to each subsidiary during a particular period.
Other underwriting and operating expenses increased during the 2020 three-month period as compared to the same respective period of 2019 primarily due to $1.4 million of one-time expenses primarily related to the restructuring of our HCPL field office organization and, to a lesser extent, an increase in the allocation of facilities costs charged by our Corporate segment. One-time restructuring expenses were comprised of lease exit costs due to a reduction in physical office locations and employee severance charges.
Underwriting Expense Ratio (the Expense Ratio)
Our expense ratio for the Specialty P&C segment for the three months ended March 31, 2020 and 2019, respectively, was as follows:

	Three Months Ended March 31
	2020	2019	Change
Underwriting expense ratio	24.6%	23.9%	0.7
The increase in the underwriting expense ratio for the three months ended March 31, 2020 as compared to the same period of 2019 was driven by a decrease in net premiums earned and one-time expenses related to our HCPL field office reorganization, as previously discussed, which increased the underwriting expense ratio approximately 1.2 percentage points.

Segment Operating Results - Workers' Compensation Insurance
Our Workers' Compensation Insurance segment includes workers' compensation products provided to employers generally with 1,000 or fewer employees, as discussed in Note 12 of the Notes to Condensed Consolidated Financial Statements. Workers' compensation products offered include guaranteed cost policies, policyholder dividend policies, retrospectively-rated policies, deductible policies and alternative market programs. Alternative market programs include program design, fronting, claims administration, risk management, SPC rental, asset management and SPC management services. Alternative market program premiums are 100% ceded to either the SPCs within our Segregated Portfolio Cell Reinsurance segment or, to a limited extent, an unaffiliated captive insurer for one program. Our Workers' Compensation Insurance segment operating results reflected pre-tax underwriting profit or loss from these workers' compensation products, exclusive of investment results, which are included in our Corporate segment. Segment operating results included the following:

	Three Months Ended March 31
($ in thousands)	2020	2019	Change
Net premiums written	$50,312	$51,407	$(1,095)	(2.1%)

Net premiums earned	$44,515	$45,939	$(1,424)	(3.1%)
Other income	757	729	28	3.8%
Net losses and loss adjustment expenses	(29,769)	(30,443)	674	(2.2%)
Underwriting, policy acquisition and operating expenses	(14,164)	(14,192)	28	(0.2%)
Segment operating results	$1,339	$2,033	$(694)	(34.1%)

Net loss ratio	66.9%	66.3%	0.6	pts
Underwriting expense ratio	31.8%	30.9%	0.9	pts
Premiums Written
Our workers’ compensation premium volume is driven by five primary factors: (1) the amount of new business written, (2) retention of our existing book of business, (3) premium rates charged on our renewal book of business, (4) changes in payroll exposure and (5) audit premium.
Gross, ceded and net premiums written were as follows:

	Three Months Ended March 31
($ in thousands)	2020	2019	Change
Gross premiums written	$79,243	$89,354	$(10,111)	(11.3%)
Less: Ceded premiums written	28,931	37,947	(9,016)	(23.8%)
Net premiums written	$50,312	$51,407	$(1,095)	(2.1%)

Gross Premiums Written
Gross premiums written by product were as follows:

	Three Months Ended March 31
($ in thousands)	2020	2019	Change
Traditional business:
Guaranteed cost	$42,062	$42,737	$(675)	(1.6%)
Policyholder dividend	8,031	7,186	845	11.8%
Deductible	1,926	2,246	(320)	(14.2%)
Retrospective*	344	763	(419)	(54.9%)
Other	1,781	1,827	(46)	(2.5%)
Alternative market business	25,959	34,595	(8,636)	(25.0%)
Change in EBUB estimate	(860)	—	(860)	nm
Total	$79,243	$89,354	$(10,111)	(11.3%)
*The change in retrospective-related policies included premium adjustments of $0.2 million and $0.3 million for the three months ended March 31, 2020 and 2019, respectively.
Gross premiums written decreased during the three months ended March 31, 2020 as compared to the same period of 2019, primarily reflecting the continuation of intense price competition, a decrease in renewal retention and a reduction in our EBUB premium estimate. Renewal rate decreases were 4% during the three months ended March 31, 2020, as compared to 2% for the same period in 2019. Renewal retention was 83% for the three months ended March 31, 2020. Retention was impacted by the reduction in premium funding for a large alternative market program (see further discussion in our Segment Operating Results - Segregated Portfolio Cell Reinsurance section that follows). Retention in our traditional business was 85% and 82% for the three months ended March 31, 2020 and 2019, respectively.
In our traditional business, gross premiums written decreased slightly from 2019 to 2020, primarily reflecting renewal rate decreases of 4%, partially offset by new business written and an increase in audit premium. The increase in our policyholder dividend premium primarily reflected new business written. The decrease in our deductible premium primarily reflected retention losses, while the decrease in our retrospective-rated premium primarily reflected estimated premium adjustments and retention losses.
In our alternative market business, the decrease in gross premiums written during the three months ended March 31, 2020 primarily reflected the reduction in premium funding for one of our large alternative market programs and the continuation of intense price competition, as discussed above. Renewal rate decreases were 6% for the three months ended March 31, 2020, as compared to 2% for the same period in 2019. Renewal rate decreases and retention losses were partially offset by new business of $1.1 million. We retained 100% of the 9 alternative market programs up for renewal during the three months ended March 31, 2020.
Subsequent to the first quarter of 2020 and as a result of the economic impact of COVID-19, we expect downward pressure in future quarters on our workers' compensation premium resulting from reductions in insured payroll exposure; however, the length and magnitude of such changes depends on future developments, which are highly uncertain and cannot be predicted. See Note 13 of the Notes to Condensed Consolidated Financial Statements for further information.

New business, audit premium, retention and renewal price changes for both the traditional business and the alternative market business are shown in the table below:

	Three Months Ended March 31
	2020			2019
($ in millions)	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results
New business	$8.0	$1.1	$9.1	$6.4	$1.1	$7.5
Audit premium (including EBUB)	$1.2	$(0.3)	$0.9	$0.2	$0.5	$0.7
Retention rate (1)	85%	78%	83%	82%	97%	87%
Change in renewal pricing (2)	(4%)	(6%)	(4%)	(3%)	(2%)	(2%)

(1) We calculate our workers' compensation retention rate as annualized expiring renewed premium divided by all annualized expiring premium subject to renewal. Our retention rate can be impacted by various factors, including price or other competitive issues, insureds being acquired, or a decision not to renew based on our underwriting evaluation.

(2) The pricing of our business includes an assessment of the underlying policy exposure and market conditions. We continue to base our pricing on expected losses, as indicated by our historical loss data.

Ceded Premiums Written
Ceded premiums written were as follows:

	Three Months Ended March 31
($ in thousands)	2020	2019	Change
Premiums ceded to SPCs	$23,356	$32,146	$(8,790)	(27.3%)
Premiums ceded to external reinsurers	2,941	3,442	(501)	(14.6%)
Premiums ceded to unaffiliated captive insurers	2,603	2,449	154	6.3%
Change in return premium estimate under external reinsurance	31	(90)	121	134.4%
Total ceded premiums written	$28,931	$37,947	$(9,016)	(23.8%)
Our Workers' Compensation Insurance segment cedes alternative market business under a 100% quota share reinsurance agreement, net of a ceding commission, to SPCs in our Segregated Portfolio Cell Reinsurance segment and, to a limited extent, to an unaffiliated captive insurer. The decrease in premiums ceded to SPCs during the three months ended March 31, 2020 reflects the reduction in alternative market gross premiums written as discussed above under the heading "Gross Premiums Written".
Under our external reinsurance agreement for traditional business, we retain the first $0.5 million in risk insured by us and cede losses in excess of this amount on each loss occurrence under our primary external reinsurance treaty. Effective May 1, 2019, our primary reinsurance layer was renewed with an AAD equal to the greater of $3.9 million or 2.1% of subject premium, in excess of the $0.5 million retention per loss occurrence, and the elimination of the return premium component of the contract. The addition of the AAD was partially offset by a reduction in the reinsurance rates under our renewed treaty. Effective May 1, 2020, our primary reinsurance layer was renewed at a higher rate than the expiring year, with an increase in the AAD to $6.0 million or 3.2% of subject premium, in excess of the $0.5 million retention per loss occurrence, and the elimination of the return premium component of the contract. Per our reinsurance agreements, we cede premiums related to our traditional business on an earned premium basis. The decrease in premiums ceded to external reinsurers during the three months ended March 31, 2020 primarily reflected the decrease in traditional earned premium and the impact of lower reinsurance rates for the treaty year effective May 1, 2019.
Changes in the return premium estimate reflected the loss experience under the reinsurance contract for the three months ended March 31, 2020 and 2019. The change in estimated return premium for the three months ended March 31, 2020 reflected prior year loss development on previously reported reinsured claims.

Ceded Premiums Ratio
Ceded premiums ratio was as follows:

	Three Months Ended March 31
	2020	2019	Change
Ceded premiums ratio, as reported	32.2%	34.6%	(2.4	pts)
Less the effect of:
Premiums ceded to SPCs (100%)	24.7%	26.9%	(2.2	pts)
Premiums ceded to unaffiliated captive insurers (100%)	1.2%	0.9%	0.3	pts
Change in EBUB	0.1%	—%	0.1	pts
Return premium estimated under external reinsurance	0.1%	(0.2%)	0.3	pts
Assumed premiums earned (not ceded to external reinsurers)	(0.2%)	(0.3%)	0.1	pts
Ceded premiums ratio (related to external reinsurance), less the effects of above	6.3%	7.3%	(1.0	pts)
The above table reflects ceded premiums earned as a percent of gross premiums earned. As discussed above, we cede premiums related to our traditional business to external reinsurers on an earned premium basis. For the three months ended March 31, 2020, the ceded premiums ratio, excluding the effects in the table above, decreased as compared to the same period in 2019, which primarily reflected the impact of lower reinsurance rates for the treaty year effective May 1, 2019.
Net Premiums Earned
Net premiums earned were as follows:

	Three Months Ended March 31
($ in thousands)	2020	2019	Change
Gross premiums earned	$65,613	$70,276	$(4,663)	(6.6%)
Less: Ceded premiums earned	21,098	24,337	(3,239)	(13.3%)
Net premiums earned	$44,515	$45,939	$(1,424)	(3.1%)
Net premiums earned consist of gross premiums earned less the portion of earned premiums that we cede to SPCs in our Segregated Portfolio Cell Reinsurance segment, external reinsurers or to any unaffiliated captive insurers. Because premiums are generally earned pro rata over the entire policy period, fluctuations in premiums earned tend to lag those of premiums written. Our workers’ compensation policies are twelve month term policies, and premiums are earned on a pro rata basis over the policy period. Net premiums earned also include premium adjustments related to the audit of our insureds' payrolls, changes in our EBUB premium estimate and premium adjustments related to retrospectively-rated policies. Payroll audits are conducted subsequent to the end of the policy period and any related adjustments are recorded as fully earned in the current period. In addition, we record an estimate for EBUB premium and evaluate the estimate on a quarterly basis. We reduced our EBUB premium estimate by $0.9 million during the three months ended March 31, 2020, primarily reflecting a reduction in earned payroll exposure. There was no adjustment to our EBUB premium estimate during the three months ended March 31, 2019. Premium adjustments related to retrospectively-rated policies totaled $0.2 million and $0.3 million for the three months ended March 31, 2020 and 2019, respectively. The decrease in net premiums earned during the three months ended March 31, 2020 primarily reflected the pro rata effect of a reduction in net premiums written during the preceding twelve months and the reduction in our EBUB premium estimate.

Losses and Loss Adjustment Expenses
We estimate our current accident year loss and loss adjustment expenses based on an expected loss ratio. Incurred losses and loss adjustment expenses for the current accident year are determined by applying the expected loss ratio to net premiums earned for the respective period. The following table summarizes calendar year net loss ratios by separating losses between the current accident year and all prior accident years. Calendar year and current accident year net loss ratios by component were as follows:

	Three Months Ended March 31
	2020	2019	Change
Calendar year net loss ratio	66.9%	66.3%	0.6	pts
Less impact of prior accident years on the net loss ratio	(3.3%)	(1.9%)	(1.4	pts)
Current accident year net loss ratio	70.2%	68.2%	2.0	pts
The increase in the current accident year loss ratio for the three months ended March 31, 2020 primarily reflected the continuation of intense price competition and the resulting renewal rate decreases, as well as the effect of lower net premiums earned driven by a reduction in our EBUB premium estimate. Due to the recent COVID-19 pandemic, legislative and regulatory bodies in certain states have changed or are attempting to change compensability requirements and presumptions for certain types of workers related to COVID-19 claims. If successful, these endeavors could result in an increase in claims frequency and severity which may result in a higher current accident year net loss ratio in future quarters.
Calendar year incurred losses (excluding IBNR) ceded to our external reinsurers totaled $0.2 million for the three months ended March 31, 2020, compared to ceded incurred losses of $1.0 million for the same respective period of 2019. There were no current accident year ceded incurred losses during the three months ended March 31, 2020 or 2019.
We recognized net favorable prior year development related to our previously established reserve of $1.5 million and $0.9 million for the three months ended March 31, 2020 and 2019, respectively. The net favorable prior year development for the three months ended March 31, 2020 reflected overall favorable trends in claim closing patterns, primarily in the 2015 and 2016 accident years. Net favorable development for the three months ended March 31, 2019 included $0.4 million related to the amortization of purchase accounting adjustments, which were fully amortized at December 31, 2019. The current economic conditions resulting from the COVID-19 pandemic have introduced significant risk of a prolonged recession, which could have an adverse impact on our return to wellness efforts and the ability of injured workers to return to work, resulting in a potential reduction in favorable claim trends in future periods.
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
Our Workers' Compensation Insurance segment underwriting, policy acquisition and operating expenses were comprised as follows:

	Three Months Ended March 31
($ in thousands)	2020	2019	Change
DPAC amortization	$7,850	$8,450	$(600)	(7.1%)
Management fees	601	670	(69)	(10.3%)
Other underwriting and operating expenses	10,032	9,385	647	6.9%
SPC ceding commission offset	(4,319)	(4,313)	(6)	0.1%
Total	$14,164	$14,192	$(28)	(0.2%)

The decrease in DPAC amortization for the three months ended March 31, 2020, as compared to the same period in 2019, primarily reflects the decrease in net premiums earned. The increase in other underwriting and operating expenses for the three months ended March 31, 2020 primarily reflects higher compensation-related expenses due to an increase in headcount as we have secured talent for most of the positions that were open during the first quarter of 2019. In addition, the increase in other underwriting and operating expenses reflected costs related to the implementation of a new policy administration and claims system.
As previously discussed, alternative market premiums written through our Workers' Compensation Insurance segment's alternative market business unit are 100% ceded, less a ceding commission, to either the SPCs in our Segregated Portfolio Cell Reinsurance segment or, to a limited extent, an unaffiliated captive insurer. The ceding commission consists of an amount for fronting fees, cell rental fees, commissions, premium taxes and risk management fees. The fronting fees, commissions, premium taxes and risk management fees are recorded as an offset to underwriting, policy acquisition and operating expenses. Cell rental fees are recorded as a component of other income and claims administration fees are recorded as ceded ULAE. SPC ceding commissions earned were relatively unchanged for three months ended March 31, 2020 as compared to the same respective period of 2019.
Underwriting Expense Ratio (the Expense Ratio)
The underwriting expense ratio included the impact of the following:

	Three Months Ended March 31
	2020	2019	Change
Underwriting expense ratio, as reported	31.8%	30.9%	0.9	pts
Less estimated ratio increase (decrease) attributable to:
Impact of ceding commissions received from SPCs	2.3%	3.2%	(0.9	pts)
Retrospective premium adjustment	0.1%	0.1%	—
Impact of audit premium	(0.2%)	(0.1%)	(0.1	pts)
Underwriting expense ratio, less listed effects	29.6%	27.7%	1.9	pts
The increase in the expense ratio for the three months ended March 31, 2020, excluding the items noted in the table, primarily reflected the decrease in net premiums earned, including the adjustment to our EBUB premium estimate, and the increase in underwriting and operating expenses, as previously discussed, partially offset by the decrease in DPAC amortization.

Segment Operating Results - Segregated Portfolio Cell Reinsurance
The Segregated Portfolio Cell Reinsurance segment reflects the operating results (underwriting profit or loss, plus investment results, net of U.S. federal income taxes) of SPCs at Inova Re and Eastern Re, our Cayman Islands SPC operations, as discussed in Note 12 of the Notes to Condensed Consolidated Financial Statements. SPCs are segregated pools of assets and liabilities that provide an insurance facility for a defined set of risks. Assets of each SPC are solely for the benefit of that individual cell and each SPC is solely responsible for the liabilities of that individual cell. Assets of one SPC are statutorily protected from the creditors of the others. Each SPC is owned, fully or in part, by an agency, group or association and the operating results of the SPCs are attributable to the participants of that cell. We participate to a varying degree in the results of selected SPCs and, for the SPCs in which we participate, our participation interest ranges from a low of 20% to a high of 85%. SPC operating results attributable to external cell participants are reflected as SPC dividend (expense) income in our Segregated Portfolio Cell Reinsurance segment. In addition, our Segregated Portfolio Cell Reinsurance segment includes the SPC investment results as the investments are solely for the benefit of the cell participants and investment results attributable to external cell participants are reflected in the SPC dividend (expense) income. As of March 31, 2020, there were 26 (23 active) SPCs. The SPCs assume workers' compensation insurance, healthcare professional liability insurance or a combination of the two from our Workers' Compensation Insurance and Specialty P&C segments. As of March 31, 2020, there were two SPCs that assumed both workers' compensation insurance and healthcare professional liability insurance and one SPC that assumed only healthcare professional liability insurance.
Segment operating results reflects our share of the underwriting and investment results of the SPCs in which we participate, and included the following:

	Three Months Ended March 31
($ in thousands)	2020	2019	Change
Net premiums written	$23,990	$32,682	$(8,692)		(26.6%)

Net premiums earned	$16,980	$19,502	$(2,522)		(12.9%)
Net investment income	254	448	(194)		(43.3%)
Net realized gains (losses)	(3,207)	2,141	(5,348)		(249.8%)
Other income	136	87	49		56.3%
Net losses and loss adjustment expenses	(9,352)	(10,745)	1,393		(13.0%)
Underwriting, policy acquisition and operating expenses	(5,079)	(5,235)	156		(3.0%)
SPC U.S. federal income tax expense(1)	(222)	—	(222)		nm
SPC net operating results	(490)	6,198	(6,688)		(107.9%)
SPC dividend (expense) income (2)	508	(4,787)	5,295		(110.6%)
Segment operating results (3)	$18	$1,411	$(1,393)		(98.7%)

Net loss ratio	55.1%	55.1%	—
Underwriting expense ratio	29.9%	26.8%	3.1	pts
(1) Represents the provision for U.S. federal income taxes for SPCs at Inova Re, which have elected to be taxed as a U.S. corporation under Section 953(d) of the Internal Revenue Code. U.S. federal income taxes are included in the total SPC net operating results and are paid by the individual SPCs.

(2) Represents the net operating (profit) loss due to external cell participants.
(3) Represents our share of the net operating profit (loss) of the SPCs in which we participate.

Premiums Written
The majority of premiums in our Segregated Portfolio Cell Reinsurance segment are assumed from either our Workers' Compensation Insurance or Specialty P&C segments. Premium volume is driven by five primary factors: (1) the amount of new business written, (2) retention of the existing book of business, (3) premium rates charged on the renewal book of business and, for workers' compensation business, (4) changes in payroll exposure and (5) audit premium.
Gross, ceded and net premiums written were as follows:

	Three Months Ended March 31
($ in thousands)	2020	2019	Change
Gross premiums written	$27,140	$36,365	$(9,225)	(25.4%)
Less: Ceded premiums written	3,150	3,683	(533)	(14.5%)
Net premiums written	$23,990	$32,682	$(8,692)	(26.6%)
Gross Premiums Written
Gross premiums written reflected reinsurance premiums assumed by component as follows:

	Three Months Ended March 31
($ in thousands)	2020	2019	Change
Workers' compensation	$23,356	$32,146	$(8,790)	(27.3%)
Healthcare professional liability	3,784	3,738	46	1.2%
Other	—	481	(481)	nm
Gross Premiums Written	$27,140	$36,365	$(9,225)	(25.4%)
Gross premiums written for the 2020 and 2019 three-month period were primarily comprised of workers' compensation coverages assumed from our Workers' Compensation Insurance segment. The decrease in gross premiums written and the renewal retention rate during the 2020 three-month period as compared to the same period of 2019 was primarily driven by a reduction in premium funding for a large workers' compensation alternative market program. We do not participate in this program; therefore, the reduction in premium funding has no effect on our share of the segment operating results for the three months ended March 31, 2020. The reduction in premiums also reflected the competitive workers' compensation market conditions and the resulting renewal rate decreases of 6% for the three months ended March 31, 2020. Healthcare professional liability gross premiums written remained relatively unchanged during the 2020 three-month period as compared to the same period of 2019. We retained 100% of the 9 workers' compensation programs and 1 healthcare professional liability program up for renewal during the three months ended March 31, 2020.
Subsequent to the first quarter of 2020 and as a result of the economic impact of COVID-19, we expect downward pressure in future quarters on premium in certain SPCs, primarily those related to more economically sensitive business, resulting from reductions in insured payroll estimates and healthcare professional liability exposures; however, the length and magnitude of such changes depends on future developments, which are highly uncertain and cannot be predicted. See Note 13 of the Notes to Condensed Consolidated Financial Statements for further information.
New business, audit premium, retention and renewal price changes for the assumed workers' compensation premium is shown in the table below:

	Three Months Ended March 31
($ in millions)	2020	2019
New business	$1.1	$1.1
Audit premium (including EBUB)	$(0.3)	$0.5
Retention rate (1)	78%	97%
Change in renewal pricing (2)	(6%)	(2%)
(1) We calculate our workers' compensation retention rate as annualized expiring renewed premium divided by all annualized expiring premium subject to renewal. Our retention rate can be impacted by various factors, including price or other competitive issues, insureds being acquired, or a decision not to renew based on our underwriting evaluation.

(2) The pricing of our business includes an assessment of the underlying policy exposure and market conditions. We continue to base our pricing on expected losses, as indicated by our historical loss data.

Ceded Premiums Written
Ceded premiums written were as follows:

	Three Months Ended March 31
($ in thousands)	2020	2019	Change
Ceded premiums written	$3,150	$3,683	$(533)	(14.5%)
For the workers' compensation business, each SPC has in place its own external reinsurance arrangements. The healthcare professional liability business is assumed net of reinsurance from our Specialty P&C segment; therefore, there are no ceded premiums related to the healthcare professional liability business reflected in the table above. The risk retention for each loss occurrence for the workers' compensation business ranges from $0.3 million to $0.35 million based on the program, with limits up to $119.7 million. In addition, each program has aggregate reinsurance coverage between $1.1 million and $2.1 million on a program year basis. Per the SPC external reinsurance agreements, premiums are ceded on a written premium basis and changes in ceded premiums written during the 2020 three-month period primarily reflected changes in workers' compensation gross premiums written, as compared to the same respective period in 2019. External reinsurance rates vary based on the alternative market program.
Ceded Premiums Ratio
Ceded premiums ratio was as follows:

	Three Months Ended March 31
	2020	2019	Change
Ceded premiums ratio	13.5%	11.5%	2.0
The above table reflects ceded premiums as a percent of gross premiums written for the workers' compensation business only; healthcare professional liability business is assumed net of reinsurance, as discussed above. The ceded premiums ratio reflects the weighted average reinsurance rates of all SPC programs. The increase in the ceded premiums ratio for the 2020 three-month period as compared to the same respective period of 2019 primarily reflected the reduction in premium funding for a large workers' compensation alternative market program (see previous discussion under the heading "Gross Premiums Written"). The reinsurance costs associated with this program are fixed, which resulted in an increase in the ceded ratio.
Net Premiums Earned
Gross, ceded and net premiums earned were as follows:

	Three Months Ended March 31
($ in thousands)	2020	2019	Change
Gross premiums earned	$19,190	$21,939	$(2,749)	(12.5%)
Less: Ceded premiums earned	2,210	2,437	(227)	(9.3%)
Net premiums earned	$16,980	$19,502	$(2,522)	(12.9%)
Net premiums earned consist of gross premiums earned less the portion of earned premiums that the SPCs cede to external reinsurers. Because premiums are generally earned pro rata over the entire policy period, fluctuations in premiums earned tend to lag those of premiums written. Policies ceded to the SPCs are twelve month term policies and premiums are earned on a pro rata basis over the policy period. Net premiums earned also include premium adjustments related to the audit of workers' compensation insureds' payrolls. Payroll audits are conducted subsequent to the end of the policy period and any related adjustments are recorded as fully earned in the current period. The decrease in net premiums earned during the 2020 three-month period primarily reflected the reduction in premium funding for a large workers' compensation alternative market program compensation alternative market program and the pro rata effect of a reduction in net premiums written during the preceding twelve months (see previous discussion under the heading "Gross Premiums Written").

Net Investment Income and Net Realized Investment Gains (Losses)
Net investment income for the 2020 and 2019 three-month period was primarily attributable to interest earned on available-for-sale fixed maturity investments, which primarily includes investment-grade corporate debt securities. We recognized $3.2 million of net realized investment losses during the 2020 three-month period driven by the impact of decreases in fair value on our equity portfolio attributable to the recent disruptions in global financial markets related to COVID-19. We recognized $2.1 million of net realized investment gains during the 2019 three-month period driven by changes in the fair value of the SPCs' equity securities portfolio as a result of the market volatility experienced at the end of 2018.
Losses and Loss Adjustment Expenses
The following table summarizes the calendar year net loss ratios by separating losses between the current accident year and all prior accident years. The current accident year net loss ratio reflected the aggregate loss ratio for all programs. Loss reserves are estimated for each program on a quarterly basis. Due to the size of some of the programs, quarterly loss results can create volatility in the current accident year net loss ratio to fluctuate significantly from period to period.
Calendar year and current accident year net loss ratios for the three months ended March 31, 2020 and 2019 was as follows:

	Three Months Ended March 31
	2020	2019	Change
Calendar year net loss ratio	55.1%	55.1%	—
Less impact of prior accident years on the net loss ratio	(10.6%)	(11.6%)	1.0	pts
Current accident year net loss ratio	65.7%	66.7%	(1.0	pts)
The decrease in the current accident year net loss ratio for the three months ended March 31, 2020 as compared to the same respective period of 2019 primarily reflected overall favorable trends in claim closing patterns, partially offset by the effect of the continuation of intense price competition and the resulting renewal rate decreases. Due to the recent COVID-19 pandemic, legislative and regulatory bodies in certain states have changed or are attempting to change compensability requirements and presumptions for certain types of workers related to COVID-19 claims. If successful, these endeavors could result in an increase in claims frequency and severity which may result in a higher current accident year net loss ratio in future quarters.
Calendar year ceded incurred losses ceded to our external reinsurers decreased $2.0 million for the 2020 three-month period as compared to the same period of 2019. Current accident year ceded incurred losses increased $0.6 million for the 2020 three-month period as compared to the same respective period of 2019. Current accident year ceded incurred losses for the 2020 three-month period primarily related to healthcare professional liability business.
We recognized net favorable prior year development of $1.8 million and $2.3 million for the three months ended March 31, 2020 and 2019, respectively. The net favorable prior year reserve development for the three months ended March 31, 2020 included $0.8 million related to the workers’ compensation business and $1.0 million related to the healthcare professional liability business, which primarily reflected the overall favorable trends in claim closing patterns. The current economic conditions resulting from the COVID-19 pandemic have introduced significant risk of a prolonged recession, which could have an adverse impact on our return to wellness efforts and the ability of injured workers to return to work, resulting in a potential reduction in favorable claim trends in future periods.

Underwriting, Policy Acquisition and Operating Expenses
Our Segregated Portfolio Cell Reinsurance segment underwriting, policy acquisition and operating expenses were comprised as follows:

	Three Months Ended March 31
($ in thousands)	2020	2019	Change
DPAC amortization	$5,135	$5,150	$(15)	(0.3%)
Other underwriting and operating expenses	(56)	85	(141)	(165.9%)
Total	$5,079	$5,235	$(156)	(3.0%)
DPAC amortization primarily represents ceding commissions, which vary by program and are paid to our Workers' Compensation Insurance and Specialty P&C segments for premiums assumed. Ceding commissions include an amount for fronting fees, commissions, premium taxes and risk management fees, which are reported as an offset to underwriting, policy acquisition and operating expenses within our Workers' Compensation Insurance and Specialty P&C segments. In addition, ceding commissions paid to our Workers' Compensation Insurance segment include cell rental fees which are recorded as other income within our Workers' Compensation Insurance segment.
Other underwriting and operating expenses primarily include bank fees, professional fees and recoveries of premiums receivables previously written off. The decrease in other underwriting and operating expenses for the three months ended March 31, 2020 as compared to the same period of 2019 primarily reflected recoveries of premiums receivables previously written off, resulting in an adjustment to our allowance for expected credit losses.
Underwriting Expense Ratio (the Expense Ratio)
The underwriting expense ratio included the impact of the following:

	Three Months Ended March 31
	2020	2019	Change
Underwriting expense ratio, as reported	29.9%	26.8%	3.1
Less
Impact of audit premium on expense ratio	0.6%	(0.6%)	1.2
Underwriting expense ratio, excluding the effect of audit premium	29.3%	27.4%	1.9
Excluding the effect of audit premium, the underwriting expense ratio primarily reflected the weighted average ceding commission percentage of all SPC programs. The increase in the expense ratio during the 2020 three-month period as compared to the same period of 2019 primarily reflected the impact of the reduction in premium funding for a large workers' compensation alternative market program as the ceding commissions associated with this program are fixed and do not vary directly with changes in premium (see previous discussion under the heading "Gross Premiums Written").
SPC U.S. Federal Income Tax Expense
The SPCs at Inova Re have made a 953(d) election under the U.S. Internal Revenue Code and are subject to U.S. federal income tax. U.S. federal income taxes incurred totaled $0.2 million for the three months ended March 31, 2020. There was no provision for U.S. federal income taxes for the three months ended March 31, 2019. U.S. federal income taxes are included in the total SPC net operating results and are paid by the individual SPCs.

Segment Operating Results - Lloyd's Syndicates
Our Lloyd's Syndicates segment includes operating results from our participation in certain Syndicates at Lloyd's of London. In addition to our participation in Syndicate operating results, we have investments in and other obligations to our Lloyd's Syndicates consisting of a Syndicate Credit Agreement and FAL requirements. For the 2020 underwriting year, our FAL was comprised of investment securities and cash and cash equivalents deposited with Lloyd's which at March 31, 2020 had a fair value of approximately $136.2 million, as discussed in Note 3 of the Notes to Condensed Consolidated Financial Statements.
We normally report results from our involvement in Lloyd's Syndicates on a quarter lag, except when information is available that is material to the current period. Furthermore, the investment results associated with our FAL investments and certain U.S. paid administrative expenses are reported concurrently as that information is available on an earlier time frame.
Lloyd's Syndicate 1729. We provide capital to Syndicate 1729, which covers a range of property and casualty insurance and reinsurance lines in both the U.S. and international markets. The remaining capital for Syndicate 1729 is provided by unrelated third parties, including private names and other corporate members. To reduce our exposure and the associated earnings volatility, we decreased our participation in the operating results of Syndicate 1729 for the 2020 underwriting year to 29% from 61% which, due to the quarter lag, will not be reflected in our results until the second quarter of 2020. Syndicate 1729's maximum underwriting capacity for the 2020 underwriting year is £135 million (approximately $168 million based on March 31, 2020 exchange rates), of which £39 million (approximately $48 million based on March 31, 2020 exchange rates) is our allocated underwriting capacity.
Lloyd's Syndicate 6131. We are the sole (100%) capital provider to an SPA, Syndicate 6131, which focuses on contingency and specialty property business in both the U.S. and international markets. As an SPA, Syndicate 6131 is only allowed to underwrite one quota share reinsurance contract with Syndicate 1729. For the 2020 underwriting year, Syndicate 6131 has a maximum underwriting capacity of £12 million (approximately $15 million based on March 31, 2020 exchange rates).
We have exposures to potential COVID-19 claims through our participation in Syndicate 1729 and 6131. As of May 1, 2020, we anticipate losses related to COVID-19 of approximately $1.5 million, net of reinsurance, will be reflected in our results for the second quarter of 2020, due to the quarter lag. The largest risk the Syndicates have identified to-date is related to Syndicate 6131's contingency book of business, and we estimate that additional potential exposure to be approximately $2.5 million, net of reinsurance. Furthermore, we are closely monitoring the impact of potential legislation or court decisions that could retroactively require Syndicate 1729 and 6131 to extend certain insurance to cover COVID-19 claims, even if the original contract excluded the cover of communicable diseases as is typical in certain policies the Syndicates write. These actions could result in a significant increase in claim frequency and severity due to an unintended increase in exposure for Syndicate 1729 and 6131 which could have a material effect on our financial condition, results of operations and cash flows given our participation in the Syndicates.
In addition to the results of our participation in Lloyd's Syndicates, as discussed above, our Lloyd's Syndicates segment also includes 100% of the operating results of our wholly owned subsidiaries that support our operations at Lloyd's. For the three months ended March 31, 2020 and 2019, the results of our Lloyd's Syndicates segment were as follows:

	Three Months Ended March 31
($ in thousands)	2020	2019	Change
Gross premiums written	$27,861	$23,588	$4,273		18.1%
Ceded premiums written	(1,201)	(2,592)	1,391		(53.7%)
Net premiums written	$26,660	$20,996	$5,664		27.0%

Net premiums earned	$22,001	$18,641	$3,360		18.0%
Net investment income	1,159	1,006	153		15.2%
Net realized gains (losses)	81	178	(97)		(54.5%)
Other income (loss)	(232)	(146)	(86)		58.9%
Net losses and loss adjustment expenses	(14,780)	(10,909)	(3,871)		35.5%
Underwriting, policy acquisition and operating expenses	(9,142)	(8,469)	(673)		7.9%
Income tax benefit (expense)	29	(304)	333		109.5%
Segment operating results	$(884)	$(3)	$(881)		(29,366.7%)

Net loss ratio	67.2%	58.5%	8.7	pts
Underwriting expense ratio	41.6%	45.4%	(3.8	pts)

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
Gross premiums written during the three months ended March 31, 2020 consisted of property insurance coverages (45% of total gross premiums written), casualty coverages (35%), specialty property coverages (9%), contingency coverages (5%), catastrophe reinsurance coverages (4%) and property reinsurance coverages (2%). The increase in gross premiums written during the 2020 three-month period as compared to the same respective period of 2019 was primarily driven by volume increases on renewal business and renewal pricing increases, primarily property insurance coverages, as well as new business written, primarily casualty coverages.
Ceded Premiums Written
Syndicate 1729 utilizes reinsurance to provide the capacity to write larger limits of liability on individual risks, to provide protection against catastrophic loss and to provide protection against losses in excess of policy limits. Ceded premiums written decreased for the three months ended March 31, 2020 as compared to the same period of 2019 primarily due to the effect of a revision to our estimates of premiums due to reinsurers during the three months ended March 31, 2019.
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
Gross, ceded and net premiums earned were as follows:

	Three Months Ended March 31
($ in thousands)	2020	2019	Change
Gross premiums earned	$28,196	$23,828	$4,368	18.3%
Less: Ceded premiums earned	6,195	5,187	1,008	19.4%
Net premiums earned	$22,001	$18,641	$3,360	18.0%
The increase in gross premiums earned during the three months ended March 31, 2020 as compared to the same period of 2019 was driven by the pro rata effect of higher premiums written during the preceding twelve months, primarily property insurance coverages.
The increase in ceded premiums earned during the 2020 three-month period was driven by the pro rata effect of an increase in premiums ceded under reinsurance arrangements during the preceding twelve months due to the increase in gross premiums earned, as previously discussed.
Net Losses and Loss Adjustment Expenses
Losses for the period were primarily recorded using the loss assumptions by risk category incorporated into the business plans submitted to Lloyd's for Syndicate 1729 and Syndicate 6131 with consideration given to loss experience incurred to date. The assumptions used in each business plan were consistent with loss results reflected in Lloyd's historical data for similar risks. The loss ratios may fluctuate due to the timing of earned premium adjustments (see discussion in this section under the heading "Net Premiums Earned"). Premium and exposure for some of Syndicate 1729's insurance policies and reinsurance contracts are initially estimated and subsequently adjusted over an extended period of time as underlying premium reports are received from cedants and insureds. When reports are received, the premium, exposure and corresponding loss estimates are revised accordingly. Changes in loss estimates due to premium or exposure fluctuations are incurred in the accident year in which the premium is earned.

The following table summarizes calendar year net loss ratios by separating losses between the current accident year and all prior accident years. Net loss ratios for the period were as follows:

	Net Loss Ratios
	Three Months Ended March 31
	2020	2019	Change
Calendar year net loss ratio	67.2%	58.5%	8.7	pts
Less impact of prior accident years on the net loss ratio	(1.5%)	4.0%	(5.5	pts)
Current accident year net loss ratio	68.7%	54.5%	14.2	pts
The current accident year net loss ratio increased during the three months ended March 31, 2020 as compared to the same period of 2019 driven by a decrease in estimated reinsurance recoveries related to property and catastrophe related losses. A larger portion of property and catastrophe related losses exceeded the reinsurance retention limits during the 2019 three-month period whereas Syndicate 1729 retained more of these losses during the 2020 three-month period due to fewer significant storm-related catastrophes. Additionally, the higher current accident year net loss ratio reflected certain large contingency losses incurred during the first quarter of 2020.
We recognized $0.3 million of favorable prior year development for the three months ended March 31, 2020 as compared to $0.8 million of unfavorable prior year development for the same respective period of 2019. The unfavorable prior year development for the three months ended March 31, 2019 was driven by higher than expected losses and development on certain large claims which resulted in unfavorable development with respect to a previous year of account.
Underwriting, Policy Acquisition and Operating Expenses
Underwriting, policy acquisition and operating expenses increased by $0.7 million during the three months ended March 31, 2020 as compared to the same respective period of 2019 primarily due to an increase in DPAC amortization driven by an increase in net premiums earned, partially offset by the effect of higher operational expenses incurred associated with establishing Syndicate 6131 during the 2019 three-month period.
The underwriting expense ratio decreased during the 2020 three-month period as compared to the prior year period primarily due to the increased volume of earned premium as a result of the growth of the Syndicates, as discussed above.
Investments
Net investment income increased during the three months ended March 31, 2020 as compared to the same period of 2019 due to an increase in interest earned on our FAL due to a higher average FAL balance for the 2020 three-month period as compared to the same period of 2019. Our FAL primarily includes investment-grade corporate debt securities. Syndicate 1729's fixed maturities portfolio includes certain debt securities classified as trading securities. Investment results associated with these fixed maturity trading securities are reported on the same quarter lag; therefore, any impact from the recent disruption in global financial markets due to COVID-19 on these investments will not be reported in our results until the second quarter of 2020.
Taxes
Operating results of this segment are subject to U.K. income tax law.

Segment Operating Results - Corporate
Our Corporate segment includes our investment operations, other than those reported in our Segregated Portfolio Cell Reinsurance and Lloyd's Syndicates segments, interest expense and U.S. income taxes as discussed in Note 12 of the Notes to Condensed Consolidated Financial Statements. Our Corporate segment also includes non-premium revenues generated outside of our insurance entities and corporate expenses. Segment operating results for our Corporate segment was a net loss of $4.0 million for the three months ended March 31, 2020 as compared to net earnings of $40.2 million for the same respective period of 2019 and included the following:

	Three Months Ended March 31
($ in thousands)	2020	2019	Change
Net investment income	$19,417	$21,364	$(1,947)	(9.1%)
Equity in earnings (loss) of unconsolidated subsidiaries	$(1,562)	$(810)	$(752)	(92.8%)
Net realized gains (losses)	$(25,547)	$34,304	$(59,851)	(174.5%)
Other income	$633	$905	$(272)	(30.1%)
Operating expense	$4,827	$4,570	$257	5.6%
Interest expense	$4,129	$4,330	$(201)	(4.6%)
Income tax expense (benefit)	$(12,047)	$6,657	$(18,704)	(281.0%)
Net Investment Income, Equity in Earnings (Loss) of Unconsolidated Subsidiaries, Net Realized Investment Gains (Losses)
Net Investment Income
Net investment income is primarily derived from the income earned by our fixed maturity securities and also includes dividend income from equity securities, income from our short-term and cash equivalent investments, earnings from other investments and increases in the cash surrender value of BOLI contracts, net of investment fees and expenses.
Net investment income by investment category was as follows:

	Three Months Ended March 31
($ in thousands)	2020	2019	Change
Fixed maturities	$16,931	$16,151	$780	4.8%
Equities	1,909	4,823	(2,914)	(60.4%)
Short-term investments, including Other	1,342	1,667	(325)	(19.5%)
BOLI	456	453	3	0.7%
Investment fees and expenses	(1,221)	(1,730)	509	(29.4%)
Net investment income	$19,417	$21,364	$(1,947)	(9.1%)
Fixed Maturities
The increase in income from our fixed maturities during the 2020 three-month period was primarily due to higher yields from certain asset classes in our fixed maturity portfolio. In addition, on an overall basis, our average investment in fixed maturity securities was approximately 7% higher for the 2020 three-month period as compared to the same respective period of 2019.
Average yields for our fixed maturity portfolio were as follows:

	Three Months Ended March 31
	2020	2019
Average income yield	3.4%	3.3%
Average tax equivalent income yield	3.4%	3.4%
Equities
Income from our equity portfolio decreased during the 2020 three-month period as compared to the same respective period of 2019 which reflected a decrease in our allocation to this asset category.

Short-term Investments and Other Investments
Short-term investments, which have a maturity at purchase of one year or less are carried at fair value, which approximates their cost basis, and are primarily composed of investments in U.S. treasury obligations, commercial paper and money market funds. Income from our short-term and other investments decreased during the 2020 three-month period primarily attributable to lower yields as compared to the same respective period of 2019.
Equity in Earnings (Loss) of Unconsolidated Subsidiaries
Equity in earnings (loss) of unconsolidated subsidiaries was comprised as follows:

	Three Months Ended March 31
($ in thousands)	2020	2019	Change
All other investments, primarily investment fund LPs/LLCs	$3,103	$3,809	$(706)	(18.5%)
Tax credit partnerships	(4,665)	(4,619)	(46)	1.0%
Equity in earnings (loss) of unconsolidated subsidiaries	$(1,562)	$(810)	$(752)	92.8%
We hold interests in certain LPs/LLCs that generate earnings from trading portfolios, secured debt, debt securities, multi-strategy funds and private equity investments. The performance of the LPs/LLCs is affected by the volatility of equity and credit markets. For our investments in LPs/LLCs, we record our allocable portion of the partnership operating income or loss as the results of the LPs/LLCs become available, typically following the end of a reporting period. Due to this lack of availability, the impact of the recent disruption in global financial markets due to COVID-19 on these investments was not fully reflected in our results for the first quarter of 2020. Our investment results from our portfolio of investments in LPs/LLCs decreased for the 2020 three-month period as compared to the 2019 three-month period primarily due to lower reported earnings from two LPs reflecting the market environment during the early part of the first quarter of 2020.
Our tax credit partnership investments are designed to generate returns in the form of tax credits and tax-deductible project operating losses and are comprised of qualified affordable housing project tax credit partnerships and a historic tax credit partnership. We account for our tax credit partnership investments under the equity method and record our allocable portion of the operating losses of the underlying properties based on estimates provided by the partnerships. For our qualified affordable housing project tax credit partnerships, we adjust our estimates of our allocable portion of operating losses periodically as actual operating results of the underlying properties become available. Our historic tax credit partnership is short-term in nature and the majority of the remaining operating losses are expected to be recognized in 2020. The results from our tax credit partnership investments were relatively unchanged for the three months ended March 31, 2020 as compared to the same respective period of 2019.
The tax benefits received from our tax credit partnerships, which are not reflected in our investment results above, reduced our tax expense in 2020 and 2019 as follows:

	Three Months Ended March 31
(In millions)	2020	2019
Tax credits recognized during the period	$4.5	$4.6
Tax benefit of tax credit partnership operating losses	$1.0	$1.0
Tax credits provided by the underlying projects of our historic tax credit partnership are typically available in the tax year in which the project is put into active service, whereas the tax credits provided by qualified affordable housing project tax credit partnerships are provided over approximately a ten year period.

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

	Three Months Ended March 31
(In thousands)	2020	2019
GAAP net investment result:
Net investment income	$19,417	$21,364
Equity in earnings (loss) of unconsolidated subsidiaries	(1,562)	(810)
GAAP net investment result	$17,855	$20,554

Pro forma tax-equivalent investment result	$23,871	$26,928

Reconciliation of pro forma and GAAP tax-equivalent investment result:
GAAP net investment result	$17,855	$20,554
Taxable equivalent adjustments, calculated using the 21% federal statutory tax rate
State and municipal bonds	161	247
BOLI	121	120
Dividends received	73	141
Tax credit partnerships	5,661	5,866
Pro forma tax-equivalent investment result	$23,871	$26,928

Net Realized Investment Gains (Losses)
The following table provides detailed information regarding our net realized investment gains (losses).

	Three Months Ended March 31
(In thousands)	2020	2019
Total impairment losses
Corporate debt	$(1,817)	$(136)
Portion of impairment losses recognized in other comprehensive income before taxes:
Corporate debt	654	87
Net impairment losses recognized in earnings	(1,163)	(49)
Gross realized gains, available-for-sale fixed maturities	2,279	259
Gross realized (losses), available-for-sale fixed maturities	(1,403)	(308)
Net realized gains (losses), equity investments	15,197	1,790
Net realized gains (losses), other investments	48	379
Change in unrealized holding gains (losses), equity investments	(35,225)	30,337
Change in unrealized holding gains (losses), convertible securities, carried at fair value as a part of other investments	(5,273)	1,895
Other	(7)	1
Net realized investment gains (losses)	$(25,547)	$34,304
For the three months ended March 31, 2020, we recognized credit-related impairment losses in earnings of $1.2 million and non-credit impairment losses in OCI of $0.7 million. The credit-related impairment losses related to four corporate bonds in the energy, consumer and entertainment sectors. The non-credit related impairment losses related to three corporate bonds in the energy and consumer sectors. For the 2019 three-month period, we recognized a nominal amount of both credit-related impairment losses in earnings and non-credit impairment losses in OCI, both of which related to a corporate bond.
We recognized $25.5 million of net realized investment losses during the 2020 three-month period driven by the impact of decreases in fair value on our equity portfolio of $35.2 million and convertible securities of $5.3 million attributable to the recent disruptions in global financial markets related to COVID-19. During the 2019 three-month period, we recognized $34.3 million of net realized investment gains driven by increases in fair value on our equity portfolio of $30.3 million due to the improvement of the market during the first quarter of 2019.
Operating Expenses
Corporate segment operating expenses were comprised as follows:

	Three Months Ended March 31
($ in thousands)	2020	2019	Change
Operating expenses	$9,093	$9,172	$(79)	(0.9%)
Management fee offset	(4,266)	(4,602)	336	(7.3%)
Segment Total	$4,827	$4,570	$257	5.6%
Operating expenses decreased during the 2020 three-month period as compared to the same period of 2019 primarily due to a decrease in facilities expenses partially offset by an increase in professional fees. The decrease in facilities expenses was due to an increase in the allocation of facilities costs to the operating subsidiaries within our Specialty P&C segment from our Corporate segment. The increase in professional fees was driven by transaction-related costs associated with our planned acquisition of NORCAL (see Note 6 of the Notes to Condensed Consolidated Financial Statements).
Operating subsidiaries within our Specialty P&C and Workers' Compensation Insurance segments are charged a management fee by the Corporate segment for services provided to these subsidiaries. The management fee is based on the extent to which services are provided to the subsidiary and the amount of premium written by the subsidiary. Under the arrangement, the expenses associated with such services are reported as expenses of the Corporate segment, and the management fees charged are reported as an offset to Corporate operating expenses. While the terms of the arrangement were consistent between 2019 and 2020, fluctuations in the amount of premium written by each subsidiary can result in corresponding variations in the management fee charged to each subsidiary during a particular period.

Interest Expense
Consolidated interest expense for the three months ended March 31, 2020 and 2019 was comprised as follows:

	Three Months Ended March 31
($ in thousands)	2020	2019	Change
Senior Notes due 2023	$3,357	$3,357	$—	—%
Revolving Credit Agreement (including fees and amortization)	184	141	43	30.5%
Mortgage Loans (including amortization)*	293	395	(102)	(25.8%)
(Gain)/loss on interest rate cap	295	437	(142)	(32.5%)
Interest expense	$4,129	$4,330	$(201)	(4.6%)
* During the three months ended March 31, 2019, we received a nominal cash payment associated with our interest rate cap which was recorded as a reduction to interest expense associated with our Mortgage Loans.

Consolidated interest expense decreased during the three months ended March 31, 2020 as compared to the same respective period of 2019 driven by the change in the fair value of our interest rate cap and lower interest expense on our Mortgage Loans. The interest rate cap is designated as an economic hedge of interest rate risk associated with our variable rate Mortgage Loans. Our Mortgage Loans accrue interest at three month LIBOR plus 1.325%, and the decrease in interest expense during the three months ended March 31, 2020 as compared to the prior year period was primarily due to a decrease in the average three-month LIBOR. Interest expense on our Revolving Credit Agreement for the three months ended March 31, 2020 and 2019 primarily reflected unused commitment fees as there were no outstanding borrowings during either period. See further discussion of our outstanding debt in Note 8 of the Notes to Condensed Consolidated Financial Statements and further discussion of our interest rate cap agreement in Note 12 of the Notes to Consolidated Financial Statements in ProAssurance's December 31, 2019 report on Form 10-K.
Taxes
Tax expense allocated to our Corporate segment includes U.S. tax only, which would include U.S. tax expense incurred from our corporate membership in Lloyd's of London. The U.K. tax expense incurred by the U.K. based subsidiaries of our Lloyd's Syndicates segment is allocated to that segment. The SPCs at Inova Re, one of our Cayman Islands reinsurance subsidiaries, have made a 953(d) election under the U.S. Internal Revenue Code and are subject to U.S. federal income tax; therefore, tax expense allocated to our Corporate segment also includes tax expense incurred from any SPC at Inova Re in which we have a participation interest of 80% or greater as those SPCs are required to be included in our consolidated tax return. Consolidated tax expense reflects the tax expense of both segments, as shown in the table below:

	Three Months Ended March 31
(In thousands)	2020	2019
Corporate segment income tax expense (benefit)	$(12,047)	$6,657
Lloyd's Syndicates segment income tax expense (benefit)	(29)	304
Consolidated income tax expense (benefit)	$(12,076)	$6,961

Listed below are the primary factors affecting our consolidated effective tax rate for three months ended March 31, 2020 and 2019. The comparability of each factor's impact on our effective tax rate is affected by the consolidated pre-tax loss recognized during the three months ended March 31, 2020 as compared to the consolidated pre-tax income recognized during the same period of 2019. Factors that have the same directional impact on income tax expense in each period have an opposite impact on our effective tax rate due to the effective tax rate being calculated based upon on a pre-tax loss during the three months ended March 31, 2020 versus pre-tax income during the same period of 2019. These factors include the following:

	Three Months Ended March 31
	2020		2019
($ in thousands)	Income tax (benefit) expense	Rate Impact	Income tax (benefit) expense	Rate Impact
Computed "expected" tax expense (benefit) at statutory rate	$(7,146)	21.0%	$8,108	21.0%
Tax-exempt income*	(280)	0.9%	(433)	(1.1%)
Tax credits	(4,471)	13.1%	(4,634)	(12.0%)
Non-U.S. operating results	186	(0.5%)	132	0.4%
Tax deficiency (excess tax benefit) on share-based compensation	405	(1.2%)	137	0.4%
Tax rate differential on loss carryback	(1,424)	4.2%	—	—%
Change in uncertain tax positions	712	(2.1%)	156	0.4%
Other	(58)	0.1%	3,495	8.9%
Total income tax expense (benefit)	$(12,076)	35.5%	$6,961	18.0%
*Includes tax-exempt interest, dividends received deduction and change in cash surrender value of BOLI.
For the three months ended March 31, 2020, we adopted the discrete effective tax rate method for recording the provision (benefit) for income taxes which treats the income tax expense (benefit) for the quarter as if it were the income tax expense (benefit) for the full year and determines the income tax expense (benefit) on that basis (see further discussion on this new method in the Critical Accounting Estimates section under the heading "Estimation of Taxes/Tax Credits"). For the three months ended March 31, 2019, the provision (benefit) for income taxes and the effective tax rate were determined utilizing the estimated annual effective tax rate method which is based upon our current estimate of our annual effective tax rate at the end of the quarterly reporting period (the projected annual effective tax rate) plus the impact of certain discrete items that are not included in the projected annual effective tax rate. Our effective tax rates for both the 2020 and 2019 three-month periods were different from the statutory federal income tax rate primarily due to the benefit recognized from the tax credits transferred to us from our tax credit partnership investments. For the 2020 three-month period, our effective tax rate was also affected by the additional tax rate differential of 14% on the carryback of our 2019 NOL to the 2014 tax year as a result of changes made by the CARES Act to the NOL provisions of the tax law.
Our effective tax rate for the 2019 three-month period, as shown in the table above, differed from the projected annual effective tax rate of a benefit of 13.1% as of the first quarter of 2019 due to certain discrete items. These discrete items increased our effective tax rate by 31.1% for the 2019 three-month period mainly due to the treatment of net realized investment gains. When we utilize the annual effective tax rate method, net realized investment gains or losses are treated as discrete items and reflected in the effective tax rate in the period in which they are included in income. This treatment of net realized investment gains of $34.3 million in our Corporate segment for the three months ended March 31, 2019 accounted for an increase of 30.3% in the effective tax rate.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We believe that we are principally exposed to three types of market risk; interest rate risk, credit risk and equity price risk. We have limited exposure to foreign currency risk as we issue few insurance contracts denominated in currencies other than the U.S. dollar and we have few monetary assets or obligations denominated in foreign currencies.
Interest Rate Risk
Investments
Our fixed maturities portfolio is exposed to interest rate risk. Fluctuations in interest rates have a direct impact on the market valuation of these securities. As interest rates rise, market values of fixed income portfolios fall and vice versa. Future market interest rates are particularly uncertain at this time given the abrupt interest rate cuts recently made by the Federal Reserve in response to the COVID-19 pandemic. Certain of the securities are held in an unrealized loss position; we do not intend to sell and believe we will not be required to sell any debt security held in an unrealized loss position before its anticipated recovery.
The following tables summarize estimated changes in the fair value of our available-for-sale fixed maturity securities for specific hypothetical changes in interest rates by asset class at March 31, 2020 and December 31, 2019. There are principally two factors that determine interest rates on a given security: changes in the level of yield curves and credit spreads. As different asset classes can be affected in different ways by movements in those two factors, we have separated our portfolio by asset class in the following tables.

	Interest Rate Shift in Basis Points
	March 31, 2020
($ in millions)	(200)	(100)	Current	100	200
Fair Value:
Fixed maturities, available-for-sale:
U.S. Treasury obligations	$137	$133	$129	$126	$122
U.S. Government-sponsored enterprise obligations	13	13	12	12	12
State and municipal bonds	315	303	292	281	270
Corporate debt	1,379	1,332	1,289	1,247	1,209
Asset-backed securities	583	571	560	547	533
Total fixed maturities, available-for-sale	$2,427	$2,352	$2,282	$2,213	$2,146

Duration:
Fixed maturities, available-for-sale:
U.S. Treasury obligations	3.11	3.03	2.95	2.87	2.80
U.S. Government-sponsored enterprise obligations	0.88	0.86	1.06	2.68	3.63
State and municipal bonds	3.86	3.79	3.75	3.73	3.73
Corporate debt	3.19	3.17	3.12	3.17	3.00
Asset-backed securities	2.17	2.14	2.25	2.61	2.89
Total fixed maturities, available-for-sale	3.02	2.98	2.97	3.08	3.06

	Interest Rate Shift in Basis Points
	December 31, 2019
($ in millions)	(200)	(100)	Current	100	200
Fair Value:
Fixed maturities, available-for-sale:
U.S. Treasury obligations	$117	$113	$111	$108	$105
U.S. Government-sponsored enterprise obligations	18	17	17	17	16
State and municipal bonds	320	308	296	285	274
Corporate debt	1,425	1,382	1,340	1,300	1,261
Asset-backed securities	548	537	525	511	497
Total fixed maturities, available-for-sale	$2,428	$2,357	$2,289	$2,221	$2,153

Duration:
Fixed maturities, available-for-sale:
U.S. Treasury obligations	2.78	2.71	2.64	2.58	2.52
U.S. Government-sponsored enterprise obligations	0.75	0.71	0.98	3.07	3.87
State and municipal bonds	3.91	3.84	3.82	3.89	3.93
Corporate debt	3.10	3.04	3.02	3.01	2.99
Asset-backed securities	2.12	2.21	2.46	2.73	2.87
Total fixed maturities, available-for-sale	2.95	2.92	2.96	3.04	3.07
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
At March 31, 2020, our fixed maturities portfolio includes fixed maturities classified as trading securities which do not have a significant amount of exposure to market interest rates or credit spreads.
Our cash and short-term investments at March 31, 2020 were carried at fair value which approximates their cost basis due to their short-term nature. Our cash and short-term investments lack significant interest rate sensitivity due to their short duration.
Debt
Our Mortgage Loans are exposed to interest rate risk as they accrue interest at three-month LIBOR plus 1.325%. However, a 1% change in LIBOR will not materially impact our annualized interest expense. Additionally, we have economically hedged the risk of a change in interest rates in excess of 1% on the Mortgage Loans through the purchase of an interest rate cap derivative instrument, which effectively caps our annual interest rate on the Mortgage Loans at a maximum of 3.675% (see Note 12 of the Notes to Consolidated Financial Statements in ProAssurance's December 31, 2019 report on Form 10-K for additional information). The fair value of the interest rate cap is not materially impacted by a 1% change in LIBOR; however, the carrying value of the interest rate cap is impacted by future expectations for LIBOR as well as estimations of volatility in the future yield curve.
Our Revolving Credit Agreement is exposed to interest rate risk as it is LIBOR based and a 1% change in LIBOR will impact annual interest expense only to the extent that there is an outstanding balance. For every $100 million drawn on our Revolving Credit Agreement, a 1% change in interest rates will change our annual interest expense by $1 million. Any outstanding balances on the Revolving Credit Agreement can be repaid on each maturity date, which has typically ranged from one to three months. As of March 31, 2020, no borrowings were outstanding under our Revolving Credit Agreement.

Credit Risk
We have exposure to credit risk primarily as a holder of fixed income securities. We control this exposure by emphasizing investment grade credit quality in the fixed income securities we purchase.
As of March 31, 2020, 95% of our fixed maturity securities were rated investment grade as determined by NRSROs, such as Fitch, Moody’s and Standard & Poor’s. We believe that this concentration in investment grade securities reduces our exposure to credit risk on our fixed income investments to an acceptable level. However, investment grade securities, in spite of their rating, can rapidly deteriorate and result in significant losses. Ratings published by the NRSROs are one of the tools used to evaluate the creditworthiness of our securities. The ratings reflect the subjective opinion of the rating agencies as to the creditworthiness of the securities; therefore, we may be subject to additional credit exposure should the ratings prove to be unreliable.
We also have exposure to credit risk related to our premiums receivable and receivables from reinsurers; however, to-date we have not experienced any significant amount of credit losses. At March 31, 2020, our premiums receivable was approximately $267 million, net of an allowance for expected credit losses of approximately $6 million. See Note 1 of the Notes to the Condensed Consolidated Financial Statements for further information on our allowance for expected credit losses related to our premiums receivable. Our receivables from reinsurers (with regard to both paid and unpaid losses) approximated $406 million at March 31, 2020 and $403 million at December 31, 2019. We monitor the credit risk associated with our reinsurers using publicly available financial and rating agency data. We have not historically experienced material credit losses due to the financial condition of a reinsurer, and as of March 31, 2020 our expected credit losses associated with our receivables from reinsurers were nominal in amount. After the end of the first quarter of 2020, we started to grant premium relief requests for certain insureds that have been adversely impacted by the recent COVID-19 pandemic in the form of either premium credits or premium deferrals. These efforts, along with the recent economic disruptions caused by COVID-19, may result in future increases in our allowance for expected credit losses associated with our premiums and reinsurance receivables.
Equity Price Risk
At March 31, 2020, the fair value of our equity investments, excluding our equity investments in bond investment funds as discussed in the following paragraph, was $35 million. These equity securities are subject to equity price risk, which is defined as the potential for loss in fair value due to a decline in equity prices. Recent disruptions in global financial markets related to COVID-19 have resulted in volatility in the fair value of our equity securities as of the end of the first quarter of 2020. We cannot predict the level of market disruption and subsequent declines in fair value that may occur should the COVID-19 pandemic and its related macro-economic impacts continue for an extended period of time. The weighted average beta of this group of securities was 1.15. Beta measures the price sensitivity of an equity security or group of equity securities to a change in the broader equity market, in this case the S&P 500 Index. If the value of the S&P 500 Index increased by 10%, the fair value of these securities would be expected to increase by 11.5% to $39 million. Conversely, a 10% decrease in the S&P 500 Index would imply a decrease of 11.5% in the fair value of these securities to $31 million. The selected hypothetical changes of plus or minus 10% do not reflect what could be considered the best or worst case scenarios and are used for illustrative purposes only.
Our equity investments include equity investments in certain bond investment funds which are not subject to significant equity price risk, and thus we have excluded these investments from the above analysis.

ITEM 4. CONTROLS AND PROCEDURES.
The principal executive officer and principal financial officer of the Company participated in management’s evaluation of our disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of March 31, 2020. ProAssurance’s disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on that evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, those controls during the quarter.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
See Note 6 of the Notes to Condensed Consolidated Financial Statements.
ITEM 1A. RISK FACTORS.
Our results may differ materially from those we expect and discuss in any forward-looking statements. The principal risk factors that may cause these differences are described in "Item 1A, Risk Factors" in our December 31, 2019 report on Form 10-K and other documents we file with the SEC, such as our current reports on Form 8-K. Other than as described below, there have been no material changes to the "Risk Factors" disclosed in Part 1, Item 1A of ProAssurance's December 31, 2019 report on Form 10-K.
The Company's results of operations could be adversely impacted by catastrophes, both natural and man-made, pandemics, severe weather conditions, climate change or closely related series of events.
Catastrophes can be caused by unpredictable natural events such as hurricanes, windstorms, severe storms, tornadoes, floods, hailstorms, severe winter weather, earthquakes, explosions and fire, and by other natural and man-made events, such as terrorist attacks, as well as pandemics and other similar outbreaks in many parts of the world, including the recent outbreak of a coronavirus referred to as “COVID-19”. These events may have a material adverse effect on our workforce and business operations as well as the workforce and operations of our insureds and independent agents. Some of the assets in our investment portfolio may be adversely affected by declines in the equity markets, changes in interest rates, reduced liquidity and economic activity caused by large-scale catastrophes, pandemics, terrorist attacks or similar events which could have a material adverse effect on our financial position, results of operations and liquidity.
The Company's disaster preparedness encompasses our Business Continuity Plan, Disaster Recovery Plan, Operations Plan and Pandemic Response Plan. Our disaster preparedness is focused on maintaining the continuity of the Company's data processing and network and telecommunications system as well as the use of alternate and temporary facilities in the event of a natural disaster or medical event. The Company's plans are externally reviewed during the insurance department examinations of the statutory insurance companies. While the Company has plans in place to respond to both short- and long-term disaster scenarios, the loss of certain key operating facilities or data processing capabilities could have a significant impact on Company operations.
There are numerous risks and uncertainties around the Company's planned acquisition of NORCAL
We have entered into a definitive agreement to acquire NORCAL, an underwriter of medical professional liability insurance, subject to the demutualization of NORCAL Mutual, NORCAL's ultimate controlling party. See Note 6 of the Notes to Condensed Consolidated Financial Statements for further information. If consummated, the transaction will provide strategic and financial benefits including additional scale and geographic diversification in the physician professional liability market and is expected to be accretive to earnings over time; nevertheless, there are numerous risks and uncertainties around transaction. The completion of our planned acquisition of NORCAL is subject to a number of conditions, including required regulatory approvals. The failure to satisfy all the required conditions could prevent the acquisition from occurring. In addition, regulators could impose additional requirements or obligations as conditions for their approval. We can provide no assurance that we will obtain the necessary approvals within the estimated timeframe or at all, or that any such requirements that are imposed by regulators would not result in the termination of the transaction. Investors’ reactions to a failure to complete the acquisition of NORCAL, including possible speculation about alternative uses of capital, may cause volatility in our stock price. A failure to complete a proposed transaction of this nature could also result in litigation by stockholders and other affected parties.
In addition, even if we complete the proposed NORCAL acquisition, we may not be able to successfully integrate NORCAL into our business and therefore may not be able to achieve the synergies we would expect as a result of the acquisition. The process of integrating an acquired company or business can be complex and costly and may create unforeseen operating difficulties including ineffective integration of underwriting, risk management, claims handling, finance, information technology and actuarial practices and the design and operation of internal controls over financial reporting. Difficulties integrating an acquired business may also result in the acquired business performing differently than we expected including the loss of customers or in our failure to realize anticipated growth or expense-related efficiencies. We could be adversely affected by the acquisition due to unanticipated performance issues and additional expense, unforeseen or adverse changes in liabilities, including liabilities arising from events prior to the acquisition or that were unknown to us at the time of the acquisition, transaction-related charges, diversion of management time and resources to integration challenges, loss of key employees, regulatory requirements, exposure to tax liabilities, exposure to pension liabilities, amortization of expenses related to intangibles, and charges for impairment of assets or goodwill. Furthermore, the significant disruptions on global financial markets as of result of the recent COVID-19 pandemic could impact the future operating performance of NORCAL negatively, as well as negatively impact the fair value of its assets and liabilities. Therefore, our liquidity may be adversely impacted should NORCAL's operating performance deteriorate, requiring our holding company to infuse capital into NORCAL or preventing the ability to distribute capital from NORCAL to our holding company due to regulatory restrictions or other reasons.
In late 2020 or early 2021, we plan to utilize debt financing to partially fund our acquisition of NORCAL. The COVID-19 pandemic’s potential disruption to our business operations may require us to access our Revolving Credit Agreement which we have anticipated utilizing to partially fund the NORCAL transaction. Thus, we may be required to raise substantial additional financing to fund working capital, capital expenditures, acquisitions or other general corporate requirements. Our ability to arrange additional financing or refinancing will depend on, among other factors, our financial position and performance, as well as prevailing market conditions and other factors beyond our control. There can be no assurance that we will be able to obtain additional financing or refinancing, if needed, on terms acceptable to us or at all. If we are not able to access capital on acceptable terms, we may encounter difficulty funding the transaction, our business requirements, including debt repayments when they become due, or both. In addition, due to the impacts of the COVID-19 pandemic, we could experience loss of revenue and profits due to delayed payments or insolvency of insureds facing liquidity issues as well as lower yields on our investment portfolio. As a result, we may be compelled to take additional measures to preserve our cash flow, including the reduction of operating expenses or reduction or suspension of dividend payments, at least until the impacts of the COVID-19 pandemic improve.
Increased levels of indebtedness associated with the NORCAL transaction or due to meeting our operational needs could make us more vulnerable to general adverse economic, regulatory and industry conditions in a period of uncertainty and volatility. This indebtedness could have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions and increasing interest expense. The increased levels of indebtedness following completion of the acquisition could also reduce funds available for working capital, capital expenditures, acquisitions and other general corporate purposes and may create competitive disadvantages relative to other companies with lower debt levels. If we do not achieve the expected benefits and cost savings from the NORCAL acquisition, or if the financial performance of the combined company does not meet current expectations, our ability to service our indebtedness may be adversely impacted.
Any of these events could materially adversely affect our business, financial condition, results of operations, cash flows, liquidity and stock price.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)	Not applicable.

(b)	Not applicable.

(c)	Information required by Item 703 of Regulation S-K.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs* (In thousands)
January 1 - 31, 2020	—	N/A	—	$109,643
February 1 - 29, 2020	—	N/A	—	$109,643
March 1 - 31, 2020	—	N/A	—	$109,643
Total	—	$—	—

*
Under its current plan begun in November 2010, the Board has authorized $600 million for the repurchase of common shares or the retirement of outstanding debt. This is ProAssurance’s only plan for the repurchase of common shares, and the plan has no expiration date.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1
Agreement and Plan of Acquisition by and among ProAssurance Corporation, PRA Professional Liability Group, Inc. and NORCAL Mutual Insurance Company dated as of February 20, 2020 filed as an exhibit herein.

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
May 7, 2020

/s/ Dana S. Hendricks
Dana S. Hendricks
Chief Financial Officer
(Duly authorized officer and principal financial officer)