Form 10-Q
period 2020-09-30
PROASSURANCE CORP
filed 2020-11-05
CIK 1127703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020 or

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
As of October 30, 2020, there were 53,889,765 shares of the registrant’s common stock outstanding.

Glossary of Terms and Acronyms

When the following terms and acronyms appear in the text of this report, they have the meanings indicated below.

Term	Meaning
AAD	Annual aggregate deductible
AOCI	Accumulated other comprehensive income (loss)
ASU	Accounting Standards Update
BEAT	Base erosion anti-abuse tax
Board	Board of Directors of ProAssurance Corporation
BOLI	Business owned life insurance
CARES Act	Coronavirus Aid, Relief and Economic Security Act
Council of Lloyd's	The governing body for Lloyd's of London
CODM	Chief Operating Decision Maker
Commutation	An agreement between a ceding insurer and the reinsurer that provides for the valuation, payment, and complete discharge of all obligations between the parties under a particular reinsurance contract
COVID-19	Coronavirus Disease 2019
DPAC	Deferred policy acquisition costs
Eastern Re	Eastern Re, LTD, S.P.C.
EBUB	Earned but unbilled premium
ECO/XPL	Extra-contractual obligations/excess of policy limit claims
E&O	Errors and Omissions
FAL	Funds at Lloyd's
FASB	Financial Accounting Standards Board
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FNMA	Federal National Mortgage Association
GAAP	Generally accepted accounting principles in the United States of America
GILTI	Global intangible low-taxed income
GNMA	Government National Mortgage Association
HCPL	Healthcare professional liability
IBNR	Incurred but not reported
Inova Re	Inova Re, LTD, S.P.C.
IRS	Internal Revenue Service
LIBOR	London Interbank Offered Rate
LLC	Limited liability company
Lloyd's	Lloyd's of London market
LP	Limited partnership
Medical Technology Liability	Medical technology and life sciences products liability
Mortgage Loans	Two ten-year mortgage loans collectively with an original borrowing amount of approximately $40 million, each entered into by a subsidiary of ProAssurance
NAV	Net asset value
NOL	Net operating loss
NORCAL	NORCAL Group
NORCAL Mutual	NORCAL Mutual Insurance Company
NRSRO	Nationally recognized statistical rating organization
NYSE	New York Stock Exchange
OCI	Other comprehensive income (loss)

Term	Meaning
PCAOB	Public Company Accounting Oversight Board
PDR	Premium deficiency reserve
PREP Act	The Public Readiness and Emergency Preparedness Act
Revolving Credit Agreement	ProAssurance's $250 million revolving credit agreement
ROE	Return on equity
ROU	Right-of-use
SEC	Securities and Exchange Commission
SPA	Special Purpose Arrangement
SPC	Segregated portfolio cell
Specialty P&C	Specialty Property and Casualty
Syndicate 1729	Lloyd's of London Syndicate 1729
Syndicate 6131	Lloyd's of London Syndicate 6131, a Special Purpose Arrangement with Lloyd's of London Syndicate 1729
Syndicate Credit Agreement	Unconditional revolving credit agreement with the Premium Trust Fund of Syndicate 1729
TCJA	Tax Cuts and Jobs Act H.R.1 of 2017
U.K.	United Kingdom of Great Britain and Northern Ireland
ULAE	Unallocated loss adjustment expense
VIE	Variable interest entity

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
These forward-looking statements are subject to significant risks, assumptions and uncertainties, including, among other things, the following factors that could affect the actual outcome of future events:

•	changes in general economic conditions, including the impact of inflation or deflation and unemployment;
•	our ability to maintain our dividend payments;
•	regulatory, legislative and judicial actions or decisions that could affect our business plans or operations, including changes in interpretations of certain coverages as a result of COVID-19;
•	the enactment or repeal of tort reforms;
•
formation or dissolution of state-sponsored insurance entities providing coverages now offered by ProAssurance which could remove or add sizable numbers of insureds from or to the private insurance market;

•	changes in the interest and tax rate environment, including the actions taken by the federal government and Federal Reserve in response to COVID-19;
•	resolution of uncertain tax matters and changes in tax laws, including the impact of the TCJA and CARES Act;
•	changes in laws or government regulations regarding financial markets or market activity that may affect our business;
•	changes in the ability, or perception thereof, of the U.S. government to meet its obligations that may affect the U.S. economy and our business;
•	performance of financial markets affecting the fair value of our investments or making it difficult to determine the value of our investments;
•	changes in requirements or accounting policies and practices that may be adopted by our regulatory agencies, the FASB, the SEC, the PCAOB or the NYSE that may affect our business;
•
changes in laws or government regulations affecting the financial services industry, the property and casualty insurance industry or particular insurance lines underwritten by our subsidiaries or by Syndicates 1729 and 6131;

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

•	the impact of a catastrophic event, including the recent COVID-19 pandemic, as it relates to our business and insurance operations, investment results, Lloyd's Syndicates and our insured risks;
•	the impact of the COVID-19 pandemic and related economic conditions on our premium volume, loss reserves, investment portfolio, asset valuations, business operations and workforce;
•	the impact of acts of terrorism and acts of war;
•	the effects of terrorism-related insurance legislation and laws;
•	guaranty funds and other state assessments;
•	our ability to achieve continued growth through expansion into new markets or through acquisitions or business combinations;
•
failure to complete our planned acquisition of NORCAL for any reason including but not limited to failure to obtain required regulatory approvals, or failure of any other condition set forth in the acquisition agreement, or our inability to fund the transaction; and if completed, our failure to successfully integrate NORCAL to achieve expected results or synergies after closing;

•	changes to the ratings assigned by rating agencies to our holding company or insurance subsidiaries, individually or as a group;
•	provisions in our charter documents, Delaware law and state insurance laws may impede attempts to replace or remove management or may impede a takeover;
•	state insurance restrictions may prohibit assets held by our insurance subsidiaries, including cash and investment securities, from being used for general corporate purposes;
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
•
Syndicate results can be affected by decisions made by the Council of Lloyd's which the management of Syndicate 1729 and Syndicate 6131 have little ability to control, such as a decision to not approve the business plan of Syndicate 1729 or Syndicate 6131, or a decision to increase the capital required to continue operations, and by our obligation to pay levies to Lloyd's;

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

Our results may differ materially from those we expect and discuss in any forward-looking statements. The principal risk factors that may cause these differences are described in "Item 1A, Risk Factors" in our December 31, 2019 report on Form 10-

K, in "Item 1A, Risk Factors" included in this report and other documents we file with the SEC, such as our current reports on Form 8-K and our regular reports on Form 10-Q.
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

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share data)

	September 30, 2020	December 31, 2019
Assets
Investments
Fixed maturities, available-for-sale, at fair value (amortized cost, $2,298,913 and $2,241,304, respectively; allowance for expected credit losses, $552 as of current period end)	$2,386,085	$2,288,785
Fixed maturities, trading, at fair value (cost, $52,357 and $46,772, respectively)	53,081	47,284
Equity investments, at fair value (cost, $127,719 and $227,873, respectively)	129,385	250,552
Short-term investments	377,539	339,907
Business owned life insurance	67,393	66,112
Investment in unconsolidated subsidiaries	312,848	358,820
Other investments (at fair value, $37,714 and $36,018, respectively, otherwise at cost or amortized cost)	40,650	38,949
Total Investments	3,366,981	3,390,409
Cash and cash equivalents	231,948	175,369
Premiums receivable, net	237,894	249,540
Receivable from reinsurers on paid losses and loss adjustment expenses	13,697	12,739
Receivable from reinsurers on unpaid losses and loss adjustment expenses	391,637	390,708
Prepaid reinsurance premiums	45,159	42,796
Deferred policy acquisition costs	53,038	55,567
Deferred tax asset, net	59,585	44,387
Real estate, net	29,990	30,410
Operating lease ROU assets	18,925	21,074
Intangible assets, net	67,284	70,757
Goodwill	49,610	210,725
Other assets	126,749	111,118
Total Assets	$4,692,497	$4,805,599
Liabilities and Shareholders' Equity
Liabilities
Policy liabilities and accruals
Reserve for losses and loss adjustment expenses	$2,407,488	$2,346,526
Unearned premiums	415,184	413,086
Reinsurance premiums payable	46,117	52,946
Total Policy Liabilities	2,868,789	2,812,558
Operating lease liabilities	20,194	22,051
Other liabilities	188,631	173,256
Debt less unamortized debt issuance costs	284,990	285,821
Total Liabilities	3,362,604	3,293,686
Shareholders' Equity
Common shares (par value $0.01 per share, 100,000,000 shares authorized, 63,214,475 and 63,117,235 shares issued, respectively)	632	631
Additional paid-in capital	387,386	384,551
Accumulated other comprehensive income (loss) (net of deferred tax expense (benefit) of $17,488 and $9,795, respectively)	68,285	36,955
Retained earnings	1,289,552	1,505,738
Treasury shares, at cost (9,325,180 shares as of each respective period end)	(415,962)	(415,962)
Total Shareholders' Equity	1,329,893	1,511,913
Total Liabilities and Shareholders' Equity	$4,692,497	$4,805,599
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Changes in Capital (Unaudited)
(In thousands)

	ProAssurance Shareholders' Equity
	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance at July 1, 2020	$632	$386,365	$61,130	$1,442,225	$(415,962)	$1,474,390
Common shares issued for compensation and effect of shares reissued to stock purchase plan	—	8	—	—	—	8
Share-based compensation	—	1,017	—	—	—	1,017
Net effect of restricted and performance shares issued	—	(4)	—	—	—	(4)
Dividends to shareholders	—	—	—	(2,694)	—	(2,694)
Other comprehensive income (loss)	—	—	7,155	—	—	7,155
Net income (loss)	—	—	—	(149,979)	—	(149,979)
Balance at September 30, 2020	$632	$387,386	$68,285	$1,289,552	$(415,962)	$1,329,893

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2019	$631	$384,551	$36,955	$1,505,738	$(415,962)	$1,511,913
Cumulative-effect adjustment- ASU 2016-13 adoption*	—	—	—	(4,076)	—	(4,076)
Common shares issued for compensation and effect of shares reissued to stock purchase plan	—	683	—	—	—	683
Share-based compensation	—	3,061	—	—	—	3,061
Net effect of restricted and performance shares issued	1	(909)	—	—	—	(908)
Dividends to shareholders	—	—	—	(22,078)	—	(22,078)
Other comprehensive income (loss)	—	—	31,330	—	—	31,330
Net income (loss)	—	—	—	(190,032)	—	(190,032)
Balance at September 30, 2020	$632	$387,386	$68,285	$1,289,552	$(415,962)	$1,329,893
* See Note 1 for discussion of accounting guidance adopted during the period.
Continued on the following page.

Continued from the previous page.
	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance at July 1, 2019	$631	$385,200	$31,729	$1,581,273	$(417,277)	$1,581,556
Common shares issued for compensation and effect of shares reissued to stock purchase plan	—	20	—	—	—	20
Share-based compensation	—	(11)	—	—	—	(11)
Net effect of restricted and performance shares issued	—	(28)	—	—	—	(28)
Dividends to shareholders	—	—	—	(16,677)	—	(16,677)
Other comprehensive income (loss)	—	—	7,405	—	—	7,405
Net income	—	—	—	17,193	—	17,193
Balance at September 30, 2019	$631	$385,181	$39,134	$1,581,789	$(417,277)	$1,589,458

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2018	$630	$384,713	$(16,911)	$1,571,847	$(417,277)	$1,523,002
Cumulative-effect adjustment- ASU 2018-07 adoption	—	—	—	(444)	—	(444)
Common shares issued for compensation and effect of shares reissued to stock purchase plan	—	832	—	—	—	832
Share-based compensation	—	2,309	—	—	—	2,309
Net effect of restricted and performance shares issued	1	(2,673)	—	—	—	(2,672)
Dividends to shareholders	—	—	—	(49,992)	—	(49,992)
Other comprehensive income (loss)	—	—	56,045	—	—	56,045
Net income	—	—	—	60,378	—	60,378
Balance at September 30, 2019	$631	$385,181	$39,134	$1,581,789	$(417,277)	$1,589,458
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Revenues
Net premiums earned	$194,559	$215,788	$605,708	$633,086
Net investment income	16,924	23,681	55,877	70,038
Equity in earnings (loss) of unconsolidated subsidiaries	4,853	(1,277)	(22,065)	(7,240)
Net realized investment gains (losses):
Impairment losses	—	(66)	(1,745)	(202)
Portion of impairment losses recognized in other comprehensive income (loss) before taxes	—	36	237	124
Net impairment losses recognized in earnings	—	(30)	(1,508)	(78)
Other net realized investment gains (losses)	8,838	1,164	1,658	47,142
Total net realized investment gains (losses)	8,838	1,134	150	47,064
Other income	1,723	2,548	5,668	7,419
Total revenues	226,897	241,874	645,338	750,367
Expenses
Net losses and loss adjustment expenses	145,581	161,614	521,412	489,808
Underwriting, policy acquisition and operating expenses:
Operating expense	32,419	32,778	96,650	100,729
DPAC amortization	27,014	29,083	83,528	85,231
SPC U.S. federal income tax expense	871	—	1,573	—
SPC dividend expense (income)	3,854	3,621	7,988	1,375
Interest expense	3,881	4,274	11,725	12,850
Goodwill impairment	161,115	—	161,115	—
Total expenses	374,735	231,370	883,991	689,993
Income (loss) before income taxes	(147,838)	10,504	(238,653)	60,374
Provision for income taxes:
Current expense (benefit)	11,314	3,013	(26,621)	4,864
Deferred expense (benefit)	(9,173)	(9,702)	(22,000)	(4,868)
Total income tax expense (benefit)	2,141	(6,689)	(48,621)	(4)
Net income (loss)	(149,979)	17,193	(190,032)	60,378
Other comprehensive income (loss), after tax, net of reclassification adjustments	7,155	7,405	31,330	56,045
Comprehensive income (loss)	$(142,824)	$24,598	$(158,702)	$116,423
Earnings (loss) per share
Basic	$(2.78)	$0.32	$(3.53)	$1.12
Diluted	$(2.78)	$0.32	$(3.53)	$1.12
Weighted average number of common shares outstanding:
Basic	53,889	53,762	53,854	53,732
Diluted	53,918	53,856	53,896	53,831
Cash dividends declared per common share	$0.05	$0.31	$0.41	$0.93
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended September 30
	2020	2019
Operating Activities
Net income (loss)	$(190,032)	$60,378
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Goodwill impairment	161,115	—
Depreciation and amortization, net of accretion	16,168	14,073
(Increase) decrease in cash surrender value of BOLI	(1,281)	(1,557)
Net realized investment (gains) losses	(150)	(47,064)
Share-based compensation	3,052	2,323
Deferred income tax expense (benefit)	(22,000)	(4,868)
Policy acquisition costs, net of amortization (net deferral)	2,529	(3,983)
Equity in (earnings) loss of unconsolidated subsidiaries	22,065	7,240
Distributed earnings from unconsolidated subsidiaries	29,844	11,690
Other	2,605	2,026
Other changes in assets and liabilities:
Premiums receivable	6,486	(22,478)
Reinsurance related assets and liabilities	(11,079)	(27,185)
Other assets	(13,297)	(3,552)
Reserve for losses and loss adjustment expenses	60,962	95,928
Unearned premiums	2,098	44,049
Other liabilities	4,088	1,783
Net cash provided (used) by operating activities	73,173	128,803
Investing Activities
Purchases of:
Fixed maturities, available-for-sale	(689,429)	(553,186)
Equity investments	(63,386)	(74,649)
Other investments	(26,432)	(24,088)
Funding of qualified affordable housing project tax credit partnerships	(1,307)	(322)
Investment in unconsolidated subsidiaries	(32,768)	(53,630)
Proceeds from sales or maturities of:
Fixed maturities, available-for-sale	635,392	416,805
Equity investments	174,130	149,720
Other investments	27,279	24,583
Net sales or (purchases) of fixed maturities, trading	(4,893)	(6,339)
Return of invested capital from unconsolidated subsidiaries	26,831	35,902
Net sales or maturities (purchases) of short-term investments	(37,549)	37,975
Unsettled security transactions, net change	22,805	15,211
Purchases of capital assets	(6,665)	(7,133)
Purchases of intangible assets	(1,198)	—
Repayments under Syndicate Credit Agreement	—	13,450
Other	(811)	(16)
Net cash provided (used) by investing activities	21,999	(25,717)
Continued on the following page.

	Nine Months Ended September 30
	2020	2019
Continued from the previous page.
Financing Activities
Repayments of Mortgage Loans	(1,127)	(1,086)
Dividends to shareholders	(35,978)	(76,574)
Capital contribution received from (return of capital to) external segregated portfolio cell participants	(581)	(983)
Other	(907)	(2,703)
Net cash provided (used) by financing activities	(38,593)	(81,346)
Increase (decrease) in cash and cash equivalents	56,579	21,740
Cash and cash equivalents at beginning of period	175,369	80,471
Cash and cash equivalents at end of period	$231,948	$102,211
Significant Non-Cash Transactions
Dividends declared and not yet paid	$2,694	$16,677
Operating ROU assets obtained in exchange for operating lease liabilities	$478	$3,729

See accompanying notes.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2020

1. Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of ProAssurance Corporation and its consolidated subsidiaries (ProAssurance, PRA or the Company). The financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring adjustments, have been included. ProAssurance’s results for the nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes contained in ProAssurance’s December 31, 2019 report on Form 10-K.
ProAssurance operates in five reportable segments as follows: Specialty P&C, Workers' Compensation Insurance, Segregated Portfolio Cell Reinsurance, Lloyd's Syndicates and Corporate. For more information on the Company's segment reporting, including the nature of products and services provided and financial information by segment, refer to Note 13.
Certain insignificant prior period amounts have been reclassified to conform to the current period presentation.
Other Liabilities
Other liabilities consisted of the following:

(In thousands)	September 30, 2020	December 31, 2019
SPC dividends payable	$64,237	$55,763
Unpaid shareholder dividends	2,694	16,676
All other	121,700	100,817
Total other liabilities	$188,631	$173,256

SPC dividends payable represents the undistributed equity contractually payable to the external cell participants of SPCs operated by ProAssurance's Cayman Islands subsidiaries, Inova Re and Eastern Re.
Unpaid shareholder dividends represent common stock dividends declared by ProAssurance's Board that had not yet been paid as of September 30, 2020.
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
As a result of the COVID-19 pandemic, the Company is reevaluating certain of these estimates and assumptions which could result in material changes to its results of operations including, but not limited to, higher losses and loss adjustment expenses, lower premium volume, asset impairment charges, declines in investment valuations, reductions in audit premium estimates, deferred tax valuation allowances and increases in the allowance for expected credit losses related to available-for-sale securities, premiums receivable and reinsurance receivables. The extent to which the COVID-19 pandemic impacts the Company's business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted. These factors include, but are not limited to, the duration, spread, severity, reemergence or mutation of the COVID-19 pandemic, development and wide-scale distribution of medicines or vaccines that effectively treat the virus, the effects of the COVID-19 pandemic on the Company's insureds, the loss environment, the healthcare industry, the labor market and Lloyd's, the actions and stimulus measures taken by governments and governmental agencies, and to what extent normal economic and operating conditions can resume. Even after the COVID-19 pandemic has subsided, the Company may experience an impact to its business as a result of any economic recession that has occurred or may occur in the future.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2020

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
ProAssurance’s premiums receivable on its Condensed Consolidated Balance Sheet as of September 30, 2020 is reported net of the related allowance for expected credit losses of $6.6 million. The following tables present a roll forward of the allowance for expected credit losses related to the Company's premiums receivable for the three and nine months ended September 30, 2020.

(In thousands)	Premiums Receivable, Net	Allowance for Expected Credit Losses
Balance, July 1, 2020	$234,840	$6,627
Provision for expected credit losses		123
Write offs charged against the allowance		(404)
Recoveries of amounts previously written off		270
Balance, September 30, 2020	$237,894	$6,616

(In thousands)	Premiums Receivable, Net	Allowance for Expected Credit Losses
Balance, December 31, 2019	$249,540	$1,590
Cumulative-effect adjustment on January 1, 2020, before tax - ASU 2016-13 adoption		5,160
Provision for expected credit losses		616
Write offs charged against the allowance		(1,078)
Recoveries of amounts previously written off		328
Balance, September 30, 2020	$237,894	$6,616

ProAssurance’s expected credit losses associated with its reinsurance receivables (related to both paid and unpaid losses) were nominal in amount as of September 30, 2020. ProAssurance has other financial assets and off-balance-sheet commitments that are exposed to credit losses; however, expected credit losses associated with these assets and commitments were nominal in amount as of September 30, 2020.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2020

Investments
Impairments
ProAssurance evaluates its available-for-sale investment securities, which at September 30, 2020 and December 31, 2019 consisted entirely of fixed maturity securities, on at least a quarterly basis for the purpose of determining whether declines in fair value below recorded cost basis represent a credit loss. The Company considers a credit loss to have occurred:

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
September 30, 2020

The amount of impairment recognized is limited to the excess of the amortized cost over the fair value of the available-for-sale debt security.
Goodwill/Intangibles
Intangible Assets
Intangible assets with definite lives are amortized over the estimated useful life of the asset. Amortizable intangible assets primarily consist of policyholder relationships, renewal rights and trade names. Intangible assets with an indefinite life, primarily state licenses, are not amortized. Indefinite lived intangible assets are evaluated for impairment on an annual basis or upon the occurrence of certain triggering events or substantive changes in circumstances that indicate the intangible asset may be impaired. Amortizable intangible assets and other long-lived assets are tested for impairment at the asset group level upon the occurrence of certain triggering events or substantive changes in circumstances that indicate the carrying amount of the asset group may not be recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset group are less than the carrying amounts of the related asset group. Impairment losses are measured as the amount by which the carrying amount of the asset groups exceed their fair values. The Company's asset groups generally correspond to the same level at which goodwill is tested for impairment.
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
Goodwill is tested for impairment annually or more frequently if circumstances indicate an impairment may have occurred. The date of the Company's annual goodwill impairment testing is October 1. For the Company's last annual impairment test at October 1, 2019, the Company performed qualitative assessments that supported a conclusion that the fair value of all of the reporting units with goodwill exceeded their carrying value.
Impairment of goodwill is tested at the reporting unit level, which is consistent with the Company's reportable segments identified in Note 13. Of the five reporting units, three have goodwill - Specialty P&C, Workers' Compensation Insurance and Segregated Portfolio Cell Reinsurance.
Interim Impairment Assessments
As disclosed in the Company's June 30, 2020 report on Form 10-Q, COVID-19 has caused significant market volatility impacting the Company's actual and projected results along with a decline in its stock price. These impacts have persisted into the third quarter; and as a result, management performed new quantitative assessments of goodwill on its Specialty P&C and Workers' Compensation Insurance reporting units using updated marketplace data. The updated data, which is significantly influenced by the Company's continued depressed stock price relative to both its own book value and the comparable stock prices of its peers, impacted a number of key variables in the Company's analysis including the determination of a higher discount rate and lower valuation multiples. In addition, new guidance given by the Federal Reserve during the current quarter regarding the expectation of a prolonged low interest rate environment impacted the Company's analysis.
For each of the interim impairment assessments in the second and third quarters of 2020, management estimated the fair value of the reporting units using both an income approach and a market approach using marketplace data that was current at the time of each respective analysis. The estimate of fair value derived from the income approach was based on the present value of expected future cash flows, including terminal value, utilizing a market-based weighted average cost of capital determined separately for each reporting unit. The estimate of fair value derived from the market approach was based on price to book multiple data. The determination of fair value involved the use of significant estimates and assumptions, including revenue growth rates, operating margins, capital requirements, tax rates, terminal growth rates, discount rates, comparable public companies and synergistic benefits available to market participants. In addition, management made certain judgments and assumptions in allocating shared assets and liabilities to individual reporting units to determine the carrying amount of each reporting unit.
This analysis during the third quarter of 2020 indicated an impairment of the goodwill associated with the Company's Specialty P&C reporting unit and accordingly the Company recorded a $161.1 million charge to goodwill in the current quarter.
Management also performed impairment tests of certain of its definite and indefinite lived intangible assets for which a triggering event was deemed to have occurred. Based upon these impairment tests, no impairment of the Company's definite or indefinite lived intangible assets was identified at September 30, 2020.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2020

Given the evolving, uncertain nature of the COVID-19 pandemic, the estimates and assumptions used by management in these impairment tests have inherent uncertainties, and different assumptions could lead to materially different results including impairment charges in the future. Management expects to continue to monitor developments and perform updated analyses as necessary.
See Note 5 for additional information about the Company's goodwill.
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
Simplifying the Test for Goodwill Impairment (ASU 2017-04)
Effective for the fiscal years beginning after December 15, 2019 and interim periods within those fiscal years, the FASB issued guidance that simplifies the requirements to test goodwill for impairment for business entities that have goodwill reported in their financial statements. The guidance eliminates the second step of the impairment test which measures a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount or the reporting unit, with the impairment loss not to exceed the carrying amount of goodwill. This new guidance is expected to reduce the complexity and cost of future tests of goodwill for impairment. In addition, the guidance also eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment. ProAssurance adopted the guidance beginning January 1, 2020.
Adoption of this guidance did not have a significant impact on the Company's interim quantitative goodwill impairment tests for the Workers' Compensation Insurance or Specialty P&C reporting units performed during the second quarter of 2020 or on the interim quantitative goodwill impairment tests for the Workers' Compensation Insurance or Segregated Portfolio Cell Reinsurance reporting units performed during the third quarter of 2020 as the fair value of each of these reporting units exceeded their carrying amounts (see previous discussion of these interim impairment assessments). Adoption of this guidance simplified the Company's interim quantitative goodwill impairment test for the Specialty P&C reporting unit during the third quarter of 2020 as the Company measured the impairment loss on this reporting unit by the amount that the carrying amount of the reporting unit exceeded its fair value, with the impairment charge not to exceed the carrying amount of goodwill.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2020

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
Reference Rate Reform (ASU 2020-04)
The FASB issued guidance intended to assist stakeholders during the market-wide reference rate transition period and is effective for a limited period between March 12, 2020 and December 31, 2022. The guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate that is expected to be discontinued because of reference rate reform. ProAssurance has exposure to LIBOR-based financial instruments through its variable rate Mortgage Loans and Revolving Credit Agreement; however, these agreements include provisions for an alternative benchmark rate if LIBOR ceases to exist, which do not materially change the liability exposure. Additionally, ProAssurance has exposure to LIBOR in its available-for-sale fixed maturities portfolio which represented approximately 6% of total investments, or $188 million, as of September 30, 2020; 31% of these investments with exposure to LIBOR were issued during 2020 or 2019 and include provisions for an alternative benchmark rate. Optional expedients for contract modifications include a prospective adjustment that does not require contract remeasurement or reassessment of a previous accounting determination; therefore, the modified contract is accounted for as a continuation of the existing contract. ProAssurance adopted the guidance beginning March 12, 2020, and adoption had no material effect on ProAssurance's results of operations, financial position or cash flows.
Simplifying the Accounting for Income Taxes (ASU 2019-12)

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2020

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
September 30, 2020

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

Fair values of assets measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019 are shown in the following tables. Where applicable, the tables also indicate the fair value hierarchy of the valuation techniques utilized to determine those fair values. For some assets, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. When this is the case, the asset is categorized based on the level of the most significant input to the fair value measurement. Assessments of the significance of a particular input to the fair value measurement require judgment and consideration of factors specific to the assets being valued.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2020

	September 30, 2020
	Fair Value Measurements Using			Total
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Fixed maturities, available-for-sale
U.S. Treasury obligations	$—	$117,364	$—	$117,364
U.S. Government-sponsored enterprise obligations	—	11,055	—	11,055
State and municipal bonds	—	319,092	—	319,092
Corporate debt, multiple observable inputs	—	1,303,186	—	1,303,186
Corporate debt, limited observable inputs	—	—	3,995	3,995
Residential mortgage-backed securities	—	243,198	4,120	247,318
Agency commercial mortgage-backed securities	—	14,171	—	14,171
Other commercial mortgage-backed securities	—	99,076	—	99,076
Other asset-backed securities	—	261,994	8,834	270,828
Fixed maturities, trading	—	53,081	—	53,081
Equity investments
Financial	10,622	—	—	10,622
Utilities/Energy	436	—	—	436
Consumer oriented	1,144	—	—	1,144
Industrial	1,707	—	—	1,707
Bond funds	72,044	—	—	72,044
All other	19,285	—	—	19,285
Short-term investments	351,206	26,333	—	377,539
Other investments	1,493	36,221	—	37,714
Other assets	—	341	—	341
Total assets categorized within the fair value hierarchy	$457,937	$2,485,112	$16,949	2,959,998
Assets carried at NAV, which approximates fair value and which are not categorized within the fair value hierarchy, reported as a part of:
Equity investments				24,147
Investment in unconsolidated subsidiaries				233,142
Total assets at fair value				$3,217,287

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2020

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

The fair values for securities included in the Level 2 category, with the few exceptions described below, were developed by one of several third party, nationally recognized pricing services, including services that price only certain types of securities. Each service uses complex methodologies to determine values for securities and subject the values they develop to quality control reviews. Management selected a primary source for each type of security in the portfolio and reviewed the values provided for reasonableness by comparing data to alternate pricing services and to available market and trade data. Values that appeared inconsistent were further reviewed for appropriateness. Any value that did not appear reasonable was discussed with the service that provided the value and adjusted, if necessary. There were no material changes to the values supplied by the pricing services as of September 30, 2020 and December 31, 2019.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2020

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
September 30, 2020

Level 3 Valuations
Below is a summary description of the valuation methodologies used as well as quantitative information regarding securities in the Level 3 category, by security type:
Level 3 Valuation Methodologies
Corporate debt, limited observable inputs consisted of corporate bonds valued using dealer quotes for similar securities or discounted cash flow models using yields currently available for similar securities. Similar securities are defined as securities of comparable credit quality that have like terms and payment features. Assessments of credit quality were based on NRSRO ratings, if available, or were determined by management if not available. At September 30, 2020, 100% of the securities were rated and the average rating was BB. At December 31, 2019, 66% of the securities were rated and the average rating was BBB-.
Residential mortgage-backed and other asset-backed securities consisted of securitizations of receivables valued using dealer quotes for similar securities or discounted cash flow models using yields currently available for similar securities. Similar securities are defined as securities of comparable credit quality that have like terms and payment features. Assessments of credit quality were based on NRSRO ratings, if available, or were subjectively determined by management if not available. At September 30, 2020, 88% of the securities were rated and the average rating was AA+. At December 31, 2019, 100% of the securities were rated and the average rating was AA.
Other investments consisted of convertible securities for which limited observable inputs were available at December 31, 2019. The securities were valued internally based on expected cash flows, including the expected final recovery, discounted at a yield that considered the lack of liquidity and the financial status of the issuer.
Quantitative Information Regarding Level 3 Valuations

	Fair Value at
($ in thousands)	September 30, 2020	December 31, 2019	Valuation Technique	Unobservable Input	Range (Weighted Average)
Assets:
Corporate debt, limited observable inputs	$3,995	$5,079	Market Comparable Securities	Comparability Adjustment	0% - 5% (2.5%)
			Discounted Cash Flows	Comparability Adjustment	0% - 5% (2.5%)
Residential mortgage-backed securities	$4,120	—	Market Comparable Securities	Comparability Adjustment	0% - 5% (2.5%)
			Discounted Cash Flows	Comparability Adjustment	0% - 5% (2.5%)
Other asset-backed securities	$8,834	$2,992	Market Comparable Securities	Comparability Adjustment	0% - 5% (2.5%)
			Discounted Cash Flows	Comparability Adjustment	0% - 5% (2.5%)
Other investments	$—	$3,086	Discounted Cash Flows	Comparability Adjustment	0% - 10% (5%)

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
September 30, 2020

Fair Value Measurements - Level 3 Assets
The following tables (the Level 3 Tables) present summary information regarding changes in the fair value of assets measured at fair value using Level 3 inputs.

	September 30, 2020
	Level 3 Fair Value Measurements – Assets
(In thousands)	Corporate Debt	Asset-backed Securities	Other Investments	Total
Balance June 30, 2020	$3,117	$5,978	$1,568	$10,663
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Net realized investment gains (losses)	—	(2)	143	141
Included in other comprehensive income	(6)	(58)	—	(64)
Purchases	900	8,513	—	9,413
Sales	(16)	(99)	—	(115)
Transfers out	—	(1,378)	(1,711)	(3,089)
Balance September 30, 2020	$3,995	$12,954	$—	$16,949
Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets held at period-end	$—	$—	$143	$143

	September 30, 2020
	Level 3 Fair Value Measurements – Assets
(In thousands)	Corporate Debt	Asset-backed Securities	Other Investments	Total
Balance December 31, 2019	$5,079	$2,992	$3,086	$11,157
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Net investment income	—	(10)	—	(10)
Net realized investment gains (losses)	—	(2)	151	149
Included in other comprehensive income	38	23	—	61
Purchases	900	13,341	—	14,241
Sales	(2,173)	(888)	—	(3,061)
Transfers in	945	605	—	1,550
Transfers out	(794)	(3,107)	(3,237)	(7,138)
Balance September 30, 2020	$3,995	$12,954	$—	$16,949
Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets held at period-end	$—	$—	$151	$151

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2020

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
September 30, 2020

Transfers
Transfers shown in the preceding Level 3 tables were as of the end of the quarter in which the transfer occurred. All transfers were to or from Level 2.
All transfers in and out of Level 3 during the three and nine months ended September 30, 2020 and 2019 related to securities held for which the level of market activity for identical or nearly identical securities varies from period to period. The securities were valued using multiple observable inputs when those inputs were available; otherwise the securities were valued using limited observable inputs.
Fair Values Not Categorized
At September 30, 2020 and December 31, 2019, certain LPs/LLCs and investment funds measure fund assets at fair value on a recurring basis and provide a NAV for ProAssurance's interest. The carrying value of these interests is based on the NAV provided and was considered to approximate the fair value of the interests. For investment in unconsolidated subsidiaries, ProAssurance recognizes any changes in the NAV of its interests in equity in earnings (loss) of unconsolidated subsidiaries during the period of change. In accordance with GAAP, the fair value of these investments was not classified within the fair value hierarchy. The amount of ProAssurance's unfunded commitments related to these investments as of September 30, 2020 and fair values of these investments as of September 30, 2020 and December 31, 2019 were as follows:

	Unfunded Commitments	Fair Value
(In thousands)	September 30, 2020	September 30, 2020	December 31, 2019
Equity investments:
Mortgage fund (1)	None	$24,147	$22,477
Investment in unconsolidated subsidiaries:
Private debt funds (2)	$11,961	18,054	19,011
Long equity fund (3)	None	—	5,293
Long/short equity funds (4)	None	608	30,542
Non-public equity funds (5)	$46,956	133,777	120,343
Multi-strategy fund of funds (6)	None	2,092	1,951
Credit funds (7)	$1,962	39,638	42,415
Long/short commodities fund (8)	None	—	14,519
Strategy focused funds (9)	$41,441	38,973	36,450
		233,142	270,524
Total investments carried at NAV		$257,289	$293,001
Below is additional information regarding each of the investments listed in the table above as of September 30, 2020.

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
September 30, 2020

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
Nonrecurring Fair Value Measurement
During the three months ended September 30, 2020, ProAssurance recognized a nonrecurring fair value measurement related to the goodwill in its Specialty P&C reporting unit with a carrying value of $161.1 million prior to the fair value measurement. This nonrecurring fair value measurement resulted in the goodwill being written down to its implied fair value of zero resulting in an impairment of the goodwill of $161.1 million. The inputs used in the fair value measurement were non-observable and, as such, were categorized as a Level 3 valuation. ProAssurance did not have any other assets or liabilities that were measured at fair value on a nonrecurring basis at September 30, 2020 or December 31, 2019.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2020

Financial Instruments - Methodologies Other Than Fair Value
The following table provides the estimated fair value of the Company's financial instruments that, in accordance with GAAP for the type of investment, are measured using a methodology other than fair value. Fair values provided primarily fall within the Level 3 fair value category.

	September 30, 2020		December 31, 2019
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
BOLI	$67,393	$67,393	$66,112	$66,112
Other investments	$2,936	$2,936	$2,931	$2,931
Other assets	$27,697	$27,710	$28,645	$28,650
Financial liabilities:
Senior notes due 2023*	$250,000	$266,585	$250,000	$273,865
Mortgage Loans*	$36,489	$36,489	$37,617	$37,617
Other liabilities	$27,077	$27,077	$27,953	$27,953
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
Other assets and other liabilities primarily consisted of related investment assets and liabilities associated with funded deferred compensation agreements. The fair value of the funded deferred compensation assets was based upon quoted market prices, which is categorized as a Level 1 valuation, and had a fair value of $27.2 million and $26.9 million at September 30, 2020 and December 31, 2019, respectively. The deferred compensation liabilities are adjusted to match the fair value of the deferred compensation assets. Other assets also included an unsecured note receivable under a separate line of credit agreement. The fair value of the note receivable was based on the present value of expected cash flows from the note receivable, discounted at market rates on the valuation date for receivables with similar credit standings and similar payment structures.
The fair value of the debt was estimated based on the present value of expected future cash outflows, discounted at rates available on the valuation date for similar debt issued by entities with a similar credit standing to ProAssurance.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2020

3. Investments
Available-for-sale fixed maturities at September 30, 2020 and December 31, 2019 included the following:

	September 30, 2020
(In thousands)	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities, available-for-sale
U.S. Treasury obligations	$113,155	$—	$4,215	$6	$117,364
U.S. Government-sponsored enterprise obligations	10,888	—	168	1	11,055
State and municipal bonds	301,542	—	17,664	114	319,092
Corporate debt	1,255,139	552	58,359	5,765	1,307,181
Residential mortgage-backed securities	240,239	—	7,518	439	247,318
Agency commercial mortgage-backed securities	13,461	—	711	1	14,171
Other commercial mortgage-backed securities	96,414	—	4,055	1,393	99,076
Other asset-backed securities	268,075	—	4,048	1,295	270,828
	$2,298,913	$552	$96,738	$9,014	$2,386,085

	December 31, 2019
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities, available-for-sale
U.S. Treasury obligations	$109,060	$1,533	$126	$110,467
U.S. Government-sponsored enterprise obligations	17,215	125	—	17,340
State and municipal bonds	287,658	9,110	675	296,093
Corporate debt	1,308,889	33,050	1,575	1,340,364
Residential mortgage-backed securities	205,588	3,139	319	208,408
Agency commercial mortgage-backed securities	8,054	182	15	8,221
Other commercial mortgage-backed securities	70,621	1,468	221	71,868
Other asset-backed securities	234,219	1,958	153	236,024
	$2,241,304	$50,565	$3,084	$2,288,785

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2020

The recorded cost basis and estimated fair value of available-for-sale fixed maturities at September 30, 2020, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total Fair Value
Fixed maturities, available-for-sale
U.S. Treasury obligations	$113,155	$27,797	$73,917	$15,650	$—	$117,364
U.S. Government-sponsored enterprise obligations	10,888	—	7,895	3,004	156	11,055
State and municipal bonds	301,542	21,703	120,512	147,827	29,050	319,092
Corporate debt	1,255,139	135,080	715,768	408,824	47,509	1,307,181
Residential mortgage-backed securities	240,239					247,318
Agency commercial mortgage-backed securities	13,461					14,171
Other commercial mortgage-backed securities	96,414					99,076
Other asset-backed securities	268,075					270,828
	$2,298,913					$2,386,085

Excluding obligations of the U.S. Government, U.S. Government-sponsored enterprises and a U.S. Government obligations money market fund, no investment in any entity or its affiliates exceeded 10% of shareholders’ equity at September 30, 2020.
Cash and securities with a carrying value of $42.6 million at September 30, 2020 were on deposit with various state insurance departments to meet regulatory requirements.
As a member of Lloyd's, ProAssurance is required to maintain capital at Lloyd's, referred to as FAL, to support underwriting by Syndicate 1729 and Syndicate 6131. At September 30, 2020, ProAssurance's FAL investments were comprised of available-for-sale fixed maturities with a fair value of $98.3 million and cash and cash equivalents of $7.5 million on deposit with Lloyd's in order to satisfy these FAL requirements. During the third quarter of 2020, ProAssurance received a return of approximately $32.3 million of cash and cash equivalents from its FAL balances given the Company's reduced participation in the results of Syndicate 1729 for the 2020 underwriting year to 29% from 61%.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2020

Investments Held in a Loss Position
The following tables provide summarized information with respect to investments held in an unrealized loss position at September 30, 2020 and December 31, 2019, including the length of time the investment had been held in a continuous unrealized loss position.

	September 30, 2020
	Total		Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Loss	Value	Loss	Value	Loss
Fixed maturities, available-for-sale
U.S. Treasury obligations	$11,069	$6	$11,069	$6	$—	$—
U.S. Government-sponsored enterprise obligations	1,420	1	1,420	1	—	—
State and municipal bonds	13,021	114	13,021	114	—	—
Corporate debt	171,059	5,765	152,089	4,737	18,970	1,028
Residential mortgage-backed securities	28,926	439	28,475	435	451	4
Agency commercial mortgage-backed securities	834	1	834	1	—	—
Other commercial mortgage-backed securities	23,189	1,393	22,825	1,386	364	7
Other asset-backed securities	80,142	1,295	74,277	1,231	5,865	64
	$329,660	$9,014	$304,010	$7,911	$25,650	$1,103

	December 31, 2019
	Total		Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Loss	Value	Loss	Value	Loss
Fixed maturities, available-for-sale
U.S. Treasury obligations	$25,959	$126	$15,305	$103	$10,654	$23
State and municipal bonds	36,565	675	35,621	674	944	1
Corporate debt	128,254	1,575	88,582	932	39,672	643
Residential mortgage-backed securities	59,291	319	28,048	63	31,243	256
Agency commercial mortgage-backed securities	459	15	158	—	301	15
Other commercial mortgage-backed securities	18,339	221	16,924	206	1,415	15
Other asset-backed securities	48,912	153	37,322	145	11,590	8
	$317,779	$3,084	$221,960	$2,123	$95,819	$961

As of September 30, 2020, excluding U.S. Government or U.S. Government-sponsored enterprise obligations, there were 490 debt securities (19.2% of all available-for-sale fixed maturity securities held) in an unrealized loss position representing 358 issuers. The greatest and second greatest unrealized loss positions among those securities were approximately $0.7 million and $0.5 million, respectively. The securities were evaluated for impairment as of September 30, 2020.
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
September 30, 2020

Each quarter, ProAssurance performs a detailed analysis for the purpose of assessing whether any of the securities it holds in an unrealized loss position has suffered an impairment due to credit or non-credit factors. A detailed discussion of the factors considered in the assessment is included in Note 1.
Fixed maturity securities held in an unrealized loss position at September 30, 2020, excluding asset-backed securities, have paid all scheduled contractual payments and are expected to continue doing so. Expected future cash flows of asset-backed securities, excluding those issued by GNMA, FNMA and FHLMC, held in an unrealized loss position were estimated as part of the September 30, 2020 impairment evaluation using the most recently available six-month historical performance data for the collateral (loans) underlying the security or, if historical data was not available, sector based assumptions, and equaled or exceeded the current amortized cost basis of the security.
The following tables present a roll forward of the allowance for expected credit losses on available-for-sale fixed maturities for the three and nine months ended September 30, 2020.

	Three Months Ended September 30, 2020
(In thousands)	Corporate Debt	Total
Balance July 1, 2020	$1,408	$1,408
Reductions related to:
Securities sold during the period	(856)	(856)
Balance September 30, 2020	$552	$552

	Nine Months Ended September 30, 2020
(In thousands)	Corporate Debt	Total
Balance December 31, 2019	$—	$—
Additional credit losses related to securities for which:
No allowance for credit losses has been previously recognized	1,508	1,508
Reductions related to:
Securities sold during the period	(956)	(956)
Balance September 30, 2020	$552	$552

Other information regarding sales and purchases of fixed maturity available-for-sale securities is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(In millions)	2020	2019	2020	2019
Proceeds from sales (exclusive of maturities and paydowns)	$86.9	$21.9	$304.6	$115.2
Purchases	$317.5	$202.3	$689.4	$553.2

Equity Investments
ProAssurance's equity investments are carried at fair value with changes in fair value recognized in income as a component of net realized investment gains (losses) during the period of change. Equity investments on the Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019 primarily included stocks, bond funds and investment funds.
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

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2020

Net Investment Income
Net investment income by investment category was as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2020	2019	2020	2019
Fixed maturities	$16,902	$18,362	$52,863	$54,154
Equities	706	3,942	3,598	13,755
Short-term investments, including Other	405	2,012	2,386	5,466
BOLI	655	645	1,568	1,557
Investment fees and expenses	(1,744)	(1,280)	(4,538)	(4,894)
Net investment income	$16,924	$23,681	$55,877	$70,038

Investment in Unconsolidated Subsidiaries
ProAssurance's investment in unconsolidated subsidiaries were as follows:

	September 30, 2020	Carrying Value
(In thousands)	Percentage Ownership	September 30, 2020	December 31, 2019
Qualified affordable housing project tax credit partnerships	See below	$32,263	$46,421
Other tax credit partnerships	See below	—	2,085
All other investments, primarily investment fund LPs/LLCs	See below	280,585	310,314
		$312,848	$358,820

Qualified affordable housing project tax credit partnership interests held by ProAssurance generate investment returns by providing tax benefits to fund investors in the form of tax credits and project operating losses. The carrying value of these investments reflects ProAssurance's total commitments (both funded and unfunded) to the partnerships, less any amortization. ProAssurance's ownership percentage relative to two of the tax credit partnership interests is almost 100%; these interests had a carrying value of $11.4 million at September 30, 2020 and $17.2 million at December 31, 2019. ProAssurance's ownership percentage relative to the remaining tax credit partnership interests is less than 20%; these interests had a carrying value of $20.9 million at September 30, 2020 and $29.2 million at December 31, 2019. Since ProAssurance has the ability to exert influence over the partnerships but does not control them, all are accounted for using the equity method. See further discussion of the entities in which ProAssurance holds passive interests in Note 11.
ProAssurance's other tax credit partnership is an investment in a historic tax credit partnership that generates investment returns by providing benefits to fund investors in the form of tax credits, tax deductible project operating losses and positive cash flows. The carrying value of this investment reflects ProAssurance's total funded commitment less any amortization. During the second quarter of 2020, this investment was fully amortized up to the total current funded commitment. However, during the third quarter of 2020, ProAssurance received a distribution associated with this investment and, as such, amortization of this distribution resulted in ProAssurance recognizing a project operating gain during the current period. ProAssurance's ownership percentage relative to the historic tax credit partnership is almost 100%. Since ProAssurance has the ability to exert influence over the partnership but does not control it, it is accounted for using the equity method. See further discussion of the entities in which ProAssurance holds passive interests in Note 11.
ProAssurance holds interests in investment fund LPs/LLCs and other equity method investments and LPs/LLCs which are not considered to be investment funds. ProAssurance's ownership percentage relative to four of the LPs/LLCs is greater than 25%, which is expected to be reduced as the funds mature and other investors participate in the funds; these investments had a carrying value of $48.2 million at September 30, 2020 and $41.0 million at December 31, 2019. ProAssurance's ownership percentage relative to the remaining investments and LPs/LLCs is less than 25%; these interests had a carrying value of $232.4 million at September 30, 2020 and $269.3 million at December 31, 2019. ProAssurance does not have the ability to exert control over any of these funds.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2020

Equity in Earnings (Loss) of Unconsolidated Subsidiaries
Equity in earnings (loss) of unconsolidated subsidiaries included losses from qualified affordable housing project tax credit partnerships and a historic tax credit partnership. Investment results recorded reflect ProAssurance's allocable portion of partnership operating results. Tax credits reduce income tax expense in the period they are recognized. The results recorded and tax credits recognized related to ProAssurance's tax credit partnership investments were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2020	2019	2020	2019
Qualified affordable housing project tax credit partnerships
Losses recorded	$4,798	$5,077	$14,152	$14,674
Tax credits recognized	$4,369	$4,531	$13,106	$13,594

Historic tax credit partnership
Losses (gains) recorded	$(264)	$695	$1,820	$1,187
Tax credits recognized	$103	$103	$309	$309

Due to the consolidated loss before income taxes recognized during the three and nine months ended September 30, 2020, the tax credits generated in 2020 from tax credit partnership investments of $4.5 million and $13.4 million, respectively, were deferred and are expected to be utilized in future periods.
Net Realized Investment Gains (Losses)
Realized investment gains and losses are recognized on the first-in, first-out basis. The following table provides detailed information regarding net realized investment gains (losses):

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2020	2019	2020	2019
Total impairment losses:
Corporate debt	$—	$(66)	$(1,745)	$(202)
Portion of impairment losses recognized in other comprehensive income before taxes:
Corporate debt	—	36	237	124
Net impairment losses recognized in earnings	—	(30)	(1,508)	(78)
Gross realized gains, available-for-sale fixed maturities	3,996	654	10,941	2,028
Gross realized (losses), available-for-sale fixed maturities	(396)	(124)	(2,266)	(493)
Net realized gains (losses), trading fixed maturities	116	8	268	(18)
Net realized gains (losses), equity investments	31	2,451	10,589	13,459
Net realized gains (losses), other investments	530	397	2,442	974
Change in unrealized holding gains (losses), trading fixed maturities	373	278	637	753
Change in unrealized holding gains (losses), equity investments	2,766	(2,157)	(21,012)	27,775
Change in unrealized holding gains (losses), convertible securities, carried at fair value	1,170	(408)	(190)	2,597
Other	252	65	249	67
Net realized investment gains (losses)	$8,838	$1,134	$150	$47,064

ProAssurance did not recognize any credit-related impairment losses in earnings or non-credit impairment losses in OCI for the three months ended September 30, 2020. For the nine months ended September 30, 2020, ProAssurance recognized credit-related impairment losses in earnings of approximately $1.5 million and a nominal amount of non-credit impairment losses in OCI. The credit-related impairment losses recognized during the 2020 nine-month period related to corporate bonds in the energy and consumer sectors. Additionally, the 2020 nine-month period included credit-related impairment losses related to four corporate bonds in various sectors, which were sold during 2020. The non-credit impairment losses recognized during the 2020 nine-month period related to three corporate bonds in the energy and consumer sectors. For the three and nine months

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2020

ended September 30, 2019, ProAssurance recognized a nominal amount of both credit-related impairment losses in earnings and non-credit impairment losses in OCI, both of which related to a corporate bond.
ProAssurance recognized $8.8 million and $0.2 million of net realized investment gains during the three and nine months ended September 30, 2020, respectively. Net realized investment gains during the 2020 three-month period were driven by gains in the Company's available-for-sale fixed maturities due to the sale of corporate bonds and, to a lesser extent, unrealized holding gains resulting from an increase in fair value on the Company's equity portfolio and convertible securities. Net realized investment gains for the 2020 nine-month period were driven by realized gains on the sale of available-for-sale fixed maturities and equity investments and, to a lesser extent, unrealized holding gains on trading securities, which were almost entirely offset by unrealized holding losses resulting from decreases in the fair value on the Company's equity portfolio due to the volatility in the global financial markets related to COVID-19. ProAssurance recognized $1.1 million and $47.1 million of net realized investment gains during the three and nine months ended September 30, 2019, respectively. Net realized investment gains for the three months ended September 30, 2019 were driven by realized gains from the sale of equity investments, partially offset by unrealized holding losses on the Company's equity portfolio during the period. For the nine months ended September 30, 2019, net realized investment gains were driven by unrealized holding gains on the Company's equity portfolio and realized gains from the sale of equity investments during the period. The primary driver of the unrealized holding gains during the nine months ended September 30, 2019 was the improvement in the market since December 31, 2018, which caused the Company's equity securities to increase in value. The most significant sectors that benefited were the financial and energy sectors.
The following table presents a roll forward of cumulative credit losses recorded in earnings related to impaired debt securities for which a portion of the impairment was recorded in OCI.

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2020	2019	2020	2019
Balance beginning of period	$1,322	$142	$470	$93
Additional credit losses recognized during the period, related to securities for which:
No impairment has been previously recognized	—	—	1,064	49
Impairment has been previously recognized	—	30	258	30
Reductions due to:
Securities sold during the period (realized)	(770)	—	(1,240)	—
Balance September 30	$552	$172	$552	$172

4. Income Taxes
For interim periods, ProAssurance generally utilizes the estimated annual effective tax rate method under which the Company determines its provision (benefit) for income taxes based on the current estimate of its annual effective tax rate. Under the estimated annual effective tax rate method, items which are unusual, infrequent, or that cannot be reliably estimated are considered in the effective tax rate in the period in which the item is included in income, and are referred to as discrete items. In calculating the Company's year-to-date income tax expense (benefit), the Company includes the estimated benefit of tax credits for the year-to-date period based on the most recently available information provided by the tax credit partnerships; the actual amounts of credits provided by the tax credit partnerships may prove to be different than the Company's estimates. The effect of such a difference is recognized in the period identified. Furthermore the Company's pre-tax loss included a $161.1 million goodwill impairment recognized in relation to the Specialty P&C reporting unit during the third quarter of 2020 which was treated as a discrete item as the Company considered it to be an unusual and infrequent item. Of the $161.1 million goodwill impairment, $149.6 million was non-deductible for which no tax benefit was recognized while the remaining $11.5 million was deductible for which a 21% tax benefit was recognized. See further discussion on this goodwill impairment in Notes 1 and 5.
ProAssurance had a receivable for federal and U.K. income taxes carried as a part of other assets of $25.6 million at September 30, 2020 and $8.0 million at December 31, 2019. The liability for unrecognized tax benefits, which is included in the total receivable for federal and U.K. income taxes, was $11.2 million and $5.7 million at September 30, 2020 and December 31, 2019, respectively, which included an accrued liability for interest of approximately $0.8 million and $0.6 million, respectively.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2020

Tax Cuts and Jobs Act
ProAssurance recognized a nominal amount of tax expense related to the GILTI provision of the TCJA during each of the three and nine months ended September 30, 2020 and 2019. During the three and nine months ended September 30, 2020 and 2019, ProAssurance did not recognize any incremental tax expense related to the BEAT provision of the TCJA. For additional information regarding ProAssurance's accounting for certain provisions of the TCJA, see Note 6 of the Notes to Consolidated Financial Statements in ProAssurance's December 31, 2019 report on Form 10-K.
Coronavirus Aid, Relief and Economic Security Act
In response to COVID-19, the CARES Act was signed into law on March 27, 2020 and contains several provisions for corporations and eases certain deduction limitations originally imposed by the TCJA. The CARES Act, among other things, includes temporary changes regarding the prior and future utilization of NOLs, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of Social Security taxes and the creation of certain refundable employee retention credits. ProAssurance has an NOL of approximately $26.1 million from the 2019 tax year that will be carried back to the 2014 tax year and is expected to generate a tax refund of approximately $9.1 million. ProAssurance has evaluated the other provisions of the CARES Act and has concluded that they will not have a material impact on the Company's financial position or results of operations.
5. Goodwill
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
Goodwill is tested for impairment annually or more frequently if circumstances indicate an impairment may have occurred. The date of the Company's annual goodwill impairment test is October 1. Impairment of goodwill is tested at the reporting unit level, which is consistent with the Company's reportable segments identified in Note 13. Of the Company's five reporting units, three have goodwill - Specialty P&C, Workers' Compensation Insurance and Segregated Portfolio Cell Reinsurance.
As discussed in Note 1, during the three and nine months ended September 30, 2020 the Company recorded a pre-tax impairment charge of $161.1 million to fully impair the goodwill in the Specialty P&C reporting unit.
There were no changes in the carrying amount of goodwill or accumulated impairment losses for the nine months ended September 30, 2019. The table below presents the carrying amount of goodwill and accumulated impairment losses by reporting unit at September 30, 2020:

	Reporting Unit
(In thousands)	Specialty P&C	Workers' Compensation Insurance	Segregated Portfolio Cell Reinsurance	Total
Goodwill, gross as of January 1, 2020	$161,115	$44,110	$5,500	$210,725
Accumulated impairment losses*	(161,115)	—	—	(161,115)
Goodwill, net as of September 30, 2020	$—	$44,110	$5,500	$49,610
*Accumulated impairment losses represents the pre-tax impairment loss of $161.1 million recognized in relation to the Specialty P&C reporting unit during the three and nine months ended September 30, 2020. There were no other impairment losses taken prior to 2020.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2020

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
ProAssurance believes that the methods it uses to establish reserves are reasonable and appropriate. Each year, ProAssurance uses internal actuaries to review the reserve for losses of each insurance subsidiary. ProAssurance also engages consulting actuaries to review ProAssurance claims data and provide observations regarding cost trends, rate adequacy and ultimate loss costs. The statutory filings of each insurance company with the insurance regulators must be accompanied by a consulting actuary's certification as to their respective reserves. ProAssurance considers the views of the actuaries as well as other factors, such as premium rates, claims frequency and severity, historical paid and incurred loss development trends, the expected effect of inflation, general economic and social trends and the legal and political environment in establishing the amount of its reserve for losses. As of September 30, 2020, the Company expects there will be impacts to these factors as well as to the timing of loss emergence and ultimate loss ratios for certain coverages it underwrites as a result of COVID-19 and the related economic shutdown; however, the extent to which COVID-19 impacts these factors is highly uncertain and cannot be predicted. The industry is experiencing new conditions, including the postponement of court cases, changes in settlement trends and a significant reduction in economic activity and insured exposure in some classes. ProAssurance's booked reserves as of September 30, 2020 include consideration of these factors, but the duration and degree to which these issues persist, along with potential legislative, regulatory or judicial actions, could result in significant changes to the Company's reserve estimates in future periods.
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

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2020

Activity in the reserve for losses and loss adjustment expenses is summarized as follows:

(In thousands)	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019	Year Ended December 31, 2019
Balance, beginning of year	$2,346,526	$2,119,847	$2,119,847
Less reinsurance recoverables on unpaid losses and loss adjustment expenses	390,708	343,820	343,820
Net balance, beginning of year	1,955,818	1,776,027	1,776,027
Net losses:
Current year(1)(2)(3)	555,969	532,020	765,698
Favorable development of reserves established in prior years, net	(34,557)	(42,212)	(11,783)
Total	521,412	489,808	753,915
Paid related to:
Current year	(60,449)	(69,419)	(115,133)
Prior years	(400,930)	(338,452)	(458,991)
Total paid	(461,379)	(407,871)	(574,124)
Net balance, end of period	2,015,851	1,857,964	1,955,818
Plus reinsurance recoverables on unpaid losses and loss adjustment expenses	391,637	357,811	390,708
Balance, end of period	$2,407,488	$2,215,775	$2,346,526

(1) Current year net losses for the nine months ended September 30, 2019 included incurred losses of $2.1 million related to a loss portfolio transfer entered into during 2019 in the Specialty P&C segment. For additional information regarding the loss portfolio transfer, see Note 4 of the Notes to Consolidated Financial Statements included in ProAssurance's December 31, 2019 Form 10-K.
(2) Current year net losses for the year ended December 31, 2019 included a PDR of $9.2 million associated with the unearned premium of a large national healthcare account's claims-made policy in the Specialty P&C segment. Current year net losses for the nine months ended September 30, 2020 included the amortization of the aforementioned $9.2 million PDR which offsets the impact of the losses incurred associated with the premium earned related to the large national healthcare account's claims-made policy. For additional information regarding the PDR, see Note 7 of the Notes to Consolidated Financial Statements included in ProAssurance's December 31, 2019 Form 10-K.
(3) During the second quarter of 2020, the aforementioned large national healthcare account did not renew on terms offered by the Company and exercised its contractual option to purchase extended reporting endorsement or "tail" coverage. As a result, ProAssurance recognized total current year losses of $60.0 million (assumes a full limit loss) within the Specialty P&C segment for the nine months ended September 30, 2020.
The net favorable loss development recognized in the nine months ended September 30, 2020 primarily reflected a lower than anticipated claims severity trend (i.e., the average size of a claim) in the Specialty P&C segment, primarily related to the 2014 through 2018 accident years. The net favorable development also reflected overall favorable trends in claim closing patterns in the Segregated Portfolio Cell Reinsurance and Workers' Compensation Insurance segments. The net favorable loss development recognized in the Segregated Portfolio Cell Reinsurance segment primarily related to the 2016 through 2018 accident years and the net favorable loss development recognized in the Workers' Compensation Insurance segment primarily related to the 2013 through 2016 accident years and accident years prior to 2010.
The net favorable loss development recognized in the nine months ended September 30, 2019 primarily reflected a lower than anticipated claims severity trend in the Specialty P&C segment for accident years 2012 through 2015.
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
September 30, 2020

For additional information regarding ProAssurance's reserve for losses, see Note 1 and Note 8 of the Notes to Consolidated Financial Statements included in ProAssurance's December 31, 2019 report on Form 10-K.
7. Commitments and Contingencies
ProAssurance is involved in various legal actions related to insurance policies and claims handling including, but not limited to, claims asserted by policyholders. These types of legal actions arise in the Company's ordinary course of business and, in accordance with GAAP for insurance entities, are considered as a part of the Company's loss reserving process, which is described in detail under the heading "Losses and Loss Adjustment Expenses" in the Accounting Policies section in Note 1 of the Notes to Consolidated Financial Statements in ProAssurance's December 31, 2019 Form 10-K. ProAssurance also has other direct actions against the Company unrelated to its claims activity which are evaluated and accounted for as a part of other liabilities. For these corporate legal actions, the Company evaluates each case separately and establishes what it believes is an appropriate reserve based on GAAP guidance related to contingent liabilities. As of September 30, 2020 there were no material reserves established for corporate legal actions.
As a member of Lloyd's, ProAssurance has obligations to Syndicate 1729 and Syndicate 6131 including a Syndicate Credit Agreement and FAL requirements. The Syndicate Credit Agreement is an unconditional revolving credit agreement to the Premium Trust Fund of Syndicate 1729 for the purpose of providing working capital with maximum permitted borrowings of £30.0 million (approximately $38.8 million as of September 30, 2020). The Syndicate Credit Agreement has a maturity date of December 31, 2021 and contains an annual auto-renewal feature which allows for ProAssurance to elect to non-renew if notice is given at least 30 days prior to the next auto-renewal date, which is one year prior to the maturity date. Under the Syndicate Credit Agreement, advances bear interest at 3.8% annually and may be repaid at any time but are repayable upon demand after December 31, 2021, subject to extension through the auto-renewal feature. As of September 30, 2020, there were no outstanding borrowings under the Syndicate Credit Agreement. ProAssurance provides FAL to support underwriting by Syndicate 1729 and Syndicate 6131 and is comprised of investment securities and cash and cash equivalents deposited with Lloyd's with a total fair value of approximately $105.8 million at September 30, 2020 (see Note 3). During the third quarter of 2020, ProAssurance received a return of approximately $32.3 million of cash and cash equivalents from its FAL balances given the Company's reduced participation in the results of Syndicate 1729 for the 2020 underwriting year to 29% from 61%.
ProAssurance has entered into financial instrument transactions that may present off-balance sheet credit risk or market risk. These transactions include a short-term loan commitment and commitments to provide funding to non-public investment entities. Under the short-term loan commitment, ProAssurance has agreed to advance funds on a 30 day basis to a counterparty provided there is no violation of any condition established in the contract. As of September 30, 2020, ProAssurance had total funding commitments related to non-public investment entities as well as the short-term loan commitment of approximately $203.8 million which included the amount at risk if the full short-term loan is extended and the counterparties default. However, the credit risk associated with the short-term loan commitment is minimal as the counterparties to the contract are highly rated commercial institutions and to-date have been performing in accordance with their contractual obligations. ProAssurance’s expected credit losses associated with this short-term loan commitment were nominal in amount as of September 30, 2020.
In October 2018, ProAssurance entered into an agreement with a company for a minimum commitment of two years to provide data analytics services for certain product lines within the Company's HCPL book of business. In October 2020, ProAssurance executed an amendment to this agreement which extended the commitment an additional one year for an annual fee of approximately $2.4 million and additional variable quarterly incentive fees based on service utilization metrics prescribed in the contract. In addition, the amended agreement includes an optional three-month extension feature if notice is given at least 30 days prior to the end of the contract. ProAssurance incurred operating expenses associated with this agreement of $1.2 million and $3.6 million during the three and nine months ended September 30, 2020, respectively, and $1.4 million and $3.7 million for the same respective periods of 2019. As of September 30, 2020, the remaining commitment under this agreement was estimated to be approximately $2.5 million, which includes estimated variable quarterly incentive fees.
ProAssurance has entered into a definitive agreement to acquire NORCAL, an underwriter of medical professional liability insurance, subject to the demutualization of NORCAL Mutual, NORCAL's ultimate controlling party. Given the various remaining regulatory approvals required, both companies are targeting to close the transaction in early 2021. Subject to NORCAL’s conversion from a mutual company to a stock company, ProAssurance has agreed to acquire 100% of the converted company stock in exchange for base consideration of $450 million and contingent consideration of up to an additional $150 million depending on the development of NORCAL’s ultimate losses over a three-year period following the acquisition date. The actual final cost of the transaction could vary due to the ability of NORCAL’s policyholders to elect forms of consideration other than stock in the demutualization transaction as provided by California law. Those alternative consideration options are tied to an appraised value of NORCAL as determined by the California insurance regulator rather than the price per

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2020

share ProAssurance has agreed to pay for 100% of NORCAL assuming that all policyholders elect to receive stock. Further, the transaction is subject to a number of closing conditions, including a maximum threshold for one of the alternative forms of consideration in the demutualization, a minimum threshold for the number of NORCAL shares tendered to ProAssurance, and various required regulatory approvals. The Agreement and Plan of Acquisition was previously filed as Exhibit 10.1 to ProAssurance's March 31, 2020 report on Form 10-Q.
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
The following table provides a summary of the components of net lease expense as well as the reporting location in the Condensed Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2020 and 2019.

(In thousands)	Location in the Condensed Consolidated Statements of Income and Comprehensive Income	Three Months Ended September 30		Nine Months Ended September 30
		2020	2019	2020	2019
Operating lease expense (1)	Operating expense	$905	$1,184	$3,421	$3,112
Sublease income (2)	Other income	(42)	(38)	(118)	(114)
Net lease expense		$863	$1,146	$3,303	$2,998
(1) Includes short-term lease costs and variable lease costs, if applicable. For the three and nine months ended September 30, 2020 and 2019, no short-term lease costs were recognized and variable lease costs were nominal in amount.
(2) Sublease income excludes rental income from owned properties of $0.7 million and $1.9 million during each of the three and nine months ended September 30, 2020 and 2019, respectively, which is included in other income. See “Item 2. Properties” in ProAssurance's December 31, 2019 report on Form 10-K for a listing of currently owned properties.
The following table provides supplemental lease information for operating leases on the Condensed Consolidated Balance Sheet as of September 30, 2020 and December 31, 2019.

($ in thousands)	September 30, 2020	December 31, 2019
Operating lease ROU assets	$18,925	$21,074
Operating lease liabilities	$20,194	$22,051
Weighted-average remaining lease term	8.44 years	8.74 years
Weighted-average discount rate	3.04%	3.08%
The following table provides supplemental lease information for the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019.

	Nine Months Ended September 30
(In thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$292	$735

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2020

The following table is a schedule of remaining future minimum lease payments for operating leases that had an initial or remaining non-cancellable lease term in excess of one year as of September 30, 2020.

(In thousands)
2020	$1,092
2021	4,061
2022	3,175
2023	2,473
2024	1,887
Thereafter	10,244
Total future minimum lease payments	22,932
Less: Imputed interest	2,738
Total operating lease liabilities	$20,194

9. Debt
ProAssurance’s outstanding debt consisted of the following:

(In thousands)	September 30, 2020	December 31, 2019
Senior Notes due 2023, unsecured, interest at 5.3% annually	$250,000	$250,000
Mortgage Loans, outstanding borrowings are secured by first priority liens on two office buildings, and bear an interest rate of three-month LIBOR plus 1.325% (1.64% and 3.21%, respectively) determined on a quarterly basis.	36,489	37,617
Total principal	286,489	287,617
Less unamortized debt issuance costs	1,499	1,796
Debt less unamortized debt issuance costs	$284,990	$285,821

Revolving Credit Agreement
ProAssurance has a Revolving Credit Agreement, which expires November 2024, that may be used for general corporate purposes, including, but not limited to, short-term working capital, share repurchases as authorized by the Board and support for other activities. ProAssurance's Revolving Credit Agreement permits borrowings up to $250 million, and has available a $50 million accordion feature which, if successfully subscribed, would expand the permitted borrowings to a maximum of $300 million. As of September 30, 2020 and December 31, 2019, there were no outstanding borrowings on the Revolving Credit Agreement.
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

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2020

10. Shareholders’ Equity
At September 30, 2020 and December 31, 2019, ProAssurance had 100 million shares of authorized common stock and 50 million shares of authorized preferred stock. The Board has the authority to determine provisions for the issuance of preferred shares, including the number of shares to be issued, the designations, powers, preferences and rights, and the qualifications, limitations or restrictions of such shares.
ProAssurance declared cash dividends of $0.31 per share during the first quarter of 2020, $0.05 per share during each of the second and third quarters of 2020 and $0.31 per share during each of the first three quarters of 2019. Dividends declared during the 2020 and 2019 nine-month periods totaled $22.1 million and $50.0 million, respectively. Given the Company’s current earnings profile, the effects that underlying conditions in the broader insurance marketplace continue to have on the Company’s results and the uncertainties introduced by the COVID-19 pandemic, the Board made the decision to reduce the quarterly cash dividend from $0.31 per share to $0.05 per share, beginning with the dividend declared during the second quarter of 2020. Any decision to pay future cash dividends is subject to the Board’s final determination after a comprehensive review of financial performance, future expectations and other factors deemed relevant by the Board.
At September 30, 2020, Board authorizations for the repurchase of common shares or the retirement of outstanding debt of $110 million remained available for use. ProAssurance did not repurchase any common shares during the nine months ended September 30, 2020 and 2019.
Share-based compensation expense and related tax benefits were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2020	2019	2020	2019
Share-based compensation expense	$1,020	$3	$3,052	$2,323
Related tax benefits	$214	$1	$641	$488

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
Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)
The following tables provide a detailed breakout of the components of AOCI and the amounts reclassified from AOCI to net income (loss). The tax effects of all amounts in the tables below, except for an immaterial amount of unrealized gains and losses on available-for-sale securities held at the Company's U.K. subsidiary, were computed using the enacted U.S. federal corporate tax rate of 21%. For the three and nine months ended September 30, 2020, OCI included a deferred tax expense of $1.9 million and $7.7 million, respectively, as compared to $2.0 million and $15.0 million for the same respective periods of 2019.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2020

The changes in the balance of each component of AOCI for the three and nine months ended September 30, 2020 and 2019 were as follows:

(In thousands)	Unrealized Investment Gains (Losses)	Non-credit Impairments	Unrecognized Change in Defined Benefit Plan Liabilities*	Accumulated Other Comprehensive Income (Loss)
Balance July 1, 2020	$61,912	$(704)	$(78)	$61,130
OCI, before reclassifications, net of tax	9,505	—	(22)	9,483
Amounts reclassified from AOCI, net of tax	(2,975)	647	—	(2,328)
Net OCI, current period	6,530	647	(22)	7,155
Balance September 30, 2020	$68,442	$(57)	$(100)	$68,285

(In thousands)	Unrealized Investment Gains (Losses)	Non-credit Impairments	Unrecognized Change in Defined Benefit Plan Liabilities*	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2019	$37,333	$(300)	$(78)	$36,955
OCI, before reclassifications, net of tax	37,199	(187)	(22)	36,990
Amounts reclassified from AOCI, net of tax	(6,090)	430	—	(5,660)
Net OCI, current period	31,109	243	(22)	31,330
Balance September 30, 2020	$68,442	$(57)	$(100)	$68,285

(In thousands)	Unrealized Investment Gains (Losses)	Non-credit Impairments	Unrecognized Change in Defined Benefit Plan Liabilities*	Accumulated Other Comprehensive Income (Loss)
Balance July 1, 2019	$31,988	$(190)	$(69)	$31,729
OCI, before reclassifications, net of tax	7,834	(29)	(5)	7,800
Amounts reclassified from AOCI, net of tax	(395)	—	—	(395)
Net OCI, current period	7,439	(29)	(5)	7,405
Balance September 30, 2019	$39,427	$(219)	$(74)	$39,134

(In thousands)	Unrealized Investment Gains (Losses)	Non-credit Impairments	Unrecognized Change in Defined Benefit Plan Liabilities*	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2018	$(16,733)	$(121)	$(57)	$(16,911)
OCI, before reclassifications, net of tax	57,311	(98)	(17)	57,196
Amounts reclassified from AOCI, net of tax	(1,151)	—	—	(1,151)
Net OCI, current period	56,160	(98)	(17)	56,045
Balance September 30, 2019	$39,427	$(219)	$(74)	$39,134
* Represents the reestimation of the defined benefit plan liability assumed in the Eastern acquisition. The defined benefit plan is frozen as to the earnings of additional benefits and the benefit plan liability is reestimated annually.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2020

11. Variable Interest Entities
ProAssurance holds passive interests in a number of entities that are considered to be VIEs under GAAP guidance. ProAssurance's VIE interests principally consist of interests in LPs/LLCs formed for the purpose of achieving diversified equity and debt returns. ProAssurance's VIE interests, carried as a part of investment in unconsolidated subsidiaries, totaled $284.2 million at September 30, 2020 and $309.0 million at December 31, 2019.
ProAssurance does not have power over the activities that most significantly impact the economic performance of these VIEs and thus is not the primary beneficiary. Investments in entities where ProAssurance holds a greater than minor interest but does not hold a controlling interest are accounted for using the equity method. Therefore, ProAssurance has not consolidated these VIEs. ProAssurance’s involvement with each VIE is limited to its direct ownership interest in the VIE. Except for the funding commitments disclosed in Note 7, ProAssurance has no arrangements with any of the VIEs to provide other financial support to or on behalf of the VIE. At September 30, 2020, ProAssurance’s maximum loss exposure relative to these investments was limited to the carrying value of ProAssurance’s investment in the VIE.
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

(In thousands, except per share data)	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Weighted average number of common shares outstanding, basic	53,889	53,762	53,854	53,732
Dilutive effect of securities:
Restricted Share Units	29	73	41	69
Performance Share Units	—	—	1	13
Purchase Match Units	—	21	—	17
Weighted average number of common shares outstanding, diluted	53,918	53,856	53,896	53,831
Effect of dilutive shares on earnings (loss) per share	$—	$—	$—	$—

The diluted weighted average number of common shares outstanding for the three and nine months ended September 30, 2020 excludes approximately 177,000 and 119,000, respectively, common share equivalents issuable under the Company's stock compensation plans, as their effect would be antidilutive. There were no antidilutive common share equivalents for the three and nine months ended September 30, 2019.
Dilutive common share equivalents are reflected in the earnings (loss) per share calculation while antidilutive common share equivalents are not reflected in the earnings (loss) per share calculation. For the three and nine months ended September 30, 2020, all incremental common share equivalents were not included in the computation of diluted earnings (loss) per share because to do so would have been antidilutive.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2020

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
Segregated Portfolio Cell Reinsurance reflects the results (underwriting profit or loss, plus investment results, net of U.S. federal income taxes) of SPCs at Inova Re and Eastern Re, the Company's Cayman Islands SPC operations. Each SPC is owned, fully or in part, by an agency, group or association, and the results of the SPCs are due to the participants of that cell. ProAssurance participates to a varying degree in the results of selected SPCs. SPC results attributable to external cell participants are reflected as SPC dividend expense (income) in the Segregated Portfolio Cell Reinsurance segment and in ProAssurance's Condensed Consolidated Statements of Income and Comprehensive Income. In addition, the Segregated Portfolio Cell Reinsurance segment includes the investment results of the SPCs as the investments are solely for the benefit of the cell participants, and investment results attributable to external cell participants are reflected in the SPC dividend expense (income). The SPCs assume workers' compensation insurance, healthcare professional liability insurance or a combination of the two from the Company's Workers' Compensation Insurance and Specialty P&C segments.
Lloyd's Syndicates includes the results from ProAssurance's participation in Lloyd's of London Syndicate 1729 and its 100% participation in Syndicate 6131. The results of this segment are normally reported on a quarter lag, except when information is available that is material to the current period. Furthermore, investment results associated with the majority of investment assets solely allocated to Lloyd's Syndicate operations and certain U.S. paid administrative expenses are reported concurrently as that information is available on an earlier time frame. For the 2020 underwriting year, ProAssurance decreased its participation in the results of Syndicate 1729 to 29% from 61%; however, due to the quarter lag these changes were not reflected in the Company's results until the second quarter of 2020. Syndicate 6131 is an SPA that underwrites on a quota share basis with Syndicate 1729. Effective July 1, 2020, Syndicate 6131 entered into a quota share reinsurance agreement with an unaffiliated insurer. Under this agreement, Syndicate 6131 will cede essentially half of the premium assumed from Syndicate 1729 to the unaffiliated insurer. Due to the quarter lag, the effect of this reinsurance arrangement will not be reflected in our results until the fourth quarter of 2020. Syndicate 1729 underwrites risks over a wide range of property and casualty insurance and reinsurance lines in both the U.S. and international markets. Syndicate 6131 focuses on contingency and specialty property business, also within the U.S. and international markets.
Corporate includes ProAssurance's investment operations, other than those reported in the Company's Segregated Portfolio Cell Reinsurance and Lloyd's Syndicates segments, interest expense and U.S. income taxes. The segment also includes non-premium revenues generated outside of the Company's insurance entities and corporate expenses.
The accounting policies of the segments are the same as those described in Note 1 of the Notes to Consolidated Financial Statements in ProAssurance’s December 31, 2019 report on Form 10-K and Note 1 herein. ProAssurance evaluates the performance of its Specialty P&C and Workers' Compensation Insurance segments based on before tax underwriting profit or loss. ProAssurance evaluates the performance of its Segregated Portfolio Cell Reinsurance segment based on operating profit or loss, which includes investment results of investment assets solely allocated to SPC operations, net of U.S. federal income

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2020

taxes. Performance of the Lloyd's Syndicates segment is evaluated based on operating profit or loss, which includes investment results of investment assets solely allocated to Lloyd's Syndicate operations, net of U.K. income tax expense. Performance of the Corporate segment is evaluated based on the contribution made to consolidated after-tax results. ProAssurance accounts for inter-segment transactions as if the transactions were to third parties at current market prices. Assets are not allocated to segments because investments, other than the investments discussed above that are solely allocated to the Segregated Portfolio Cell Reinsurance and Lloyd's Syndicates segments, and other assets are not managed at the segment level. The tabular information that follows shows the financial results of the Company's reportable segments reconciled to results reflected in the Condensed Consolidated Statements of Income and Comprehensive Income. ProAssurance does not consider asset impairments, including goodwill and intangible asset impairments, in assessing the financial performance of its operating and reportable segments, and thus are included in the reconciliation of segment results to consolidated results.
Financial results by segment were as follows:

	Three Months Ended September 30, 2020
(In thousands)	Specialty P&C	Workers' Compensation Insurance	Segregated Portfolio Cell Reinsurance	Lloyd's Syndicates	Corporate	Inter-segment Eliminations	Consolidated
Net premiums earned	$117,849	$42,516	$16,052	$18,142	$—	$—	$194,559
Net investment income	—	—	273	951	15,700	—	16,924
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	—	4,853	—	4,853
Net realized gains (losses)	—	—	1,495	489	6,854	—	8,838
Other income (expense)(1)	726	441	12	411	775	(642)	1,723
Net losses and loss adjustment expenses	(102,951)	(26,455)	(6,858)	(9,317)	—	—	(145,581)
Underwriting, policy acquisition and operating expenses(1)	(28,074)	(14,983)	(5,036)	(6,938)	(5,044)	642	(59,433)
SPC U.S. federal income tax expense(2)	—	—	(871)	—	—	—	(871)
SPC dividend (expense) income	—	—	(3,854)	—	—	—	(3,854)
Interest expense	—	—	—	—	(3,881)	—	(3,881)
Income tax benefit (expense)	—	—	—	—	(2,141)	—	(2,141)
Segment results	$(12,450)	$1,519	$1,213	$3,738	$17,116	$—	$11,136

Reconciliation of segments to consolidated results:
Goodwill impairment							(161,115)
Net income (loss)							$(149,979)

Significant non-cash items:
Goodwill impairment	$—	$—	$—	$—	$—	$—	$161,115
Depreciation and amortization, net of accretion	$2,669	$923	$210	$3	$2,540	$—	$6,345

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2020

	Nine Months Ended September 30, 2020
(In thousands)	Specialty P&C	Workers' Compensation Insurance	Segregated Portfolio Cell Reinsurance	Lloyd's Syndicates	Corporate	Inter-segment Eliminations	Consolidated
Net premiums earned	$365,305	$129,437	$49,780	$61,186	$—	$—	$605,708
Net investment income	—	—	832	3,236	51,809	—	55,877
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	—	(22,065)	—	(22,065)
Net realized gains (losses)	—	—	894	1,100	(1,844)	—	150
Other income (expense)(1)	3,515	1,717	203	219	1,813	(1,799)	5,668
Net losses and loss adjustment expenses	(373,442)	(84,648)	(23,890)	(39,432)	—	—	(521,412)
Underwriting, policy acquisition and operating expenses(1)	(82,894)	(42,604)	(15,474)	(23,373)	(17,632)	1,799	(180,178)
SPC U.S. federal income tax expense(2)	—	—	(1,573)	—	—	—	(1,573)
SPC dividend (expense) income	—	—	(7,988)	—	—	—	(7,988)
Interest expense	—	—	—	—	(11,725)	—	(11,725)
Income tax benefit (expense)	—	—	—	29	48,592	—	48,621
Segment results	$(87,516)	$3,902	$2,784	$2,965	$48,948	$—	$(28,917)

Reconciliation of segments to consolidated results:
Goodwill impairment							(161,115)
Net income (loss)							$(190,032)

Significant non-cash items:
Goodwill impairment	$—	$—	$—	$—	$—	$—	$161,115
Depreciation and amortization, net of accretion	$5,930	$2,771	$371	$26	$7,070	$—	$16,168

	Three Months Ended September 30, 2019
(In thousands)	Specialty P&C	Workers' Compensation Insurance	Segregated Portfolio Cell Reinsurance	Lloyd's Syndicates	Corporate	Inter-segment Eliminations	Consolidated
Net premiums earned	$125,237	$49,477	$19,779	$21,295	$—	$—	$215,788
Net investment income	—	—	445	1,077	22,159	—	23,681
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	—	(1,277)	—	(1,277)
Net realized gains (losses)	—	—	(98)	285	947	—	1,134
Other income (expense)(1)	1,858	494	176	(165)	963	(778)	2,548
Net losses and loss adjustment expenses	(107,573)	(32,356)	(9,778)	(11,907)	—	—	(161,614)
Underwriting, policy acquisition and operating expenses(1)	(29,700)	(14,895)	(5,951)	(9,411)	(2,682)	778	(61,861)
SPC U.S. federal income tax expense(2)	—	—	—	—	—	—	—
SPC dividend (expense) income	—	—	(3,621)	—	—	—	(3,621)
Interest expense	—	—	—	—	(4,274)	—	(4,274)
Income tax benefit (expense)	—	—	—	161	6,528	—	6,689
Segment results	$(10,178)	$2,720	$952	$1,335	$22,364	$—	$17,193

Net income (loss)							$17,193

Significant non-cash items:
Depreciation and amortization, net of accretion	$1,568	$957	$(59)	$(1)	$1,955	$—	$4,420

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2020

	Nine Months Ended September 30, 2019
(In thousands)	Specialty P&C	Workers' Compensation Insurance	Segregated Portfolio Cell Reinsurance	Lloyd's Syndicates	Corporate	Inter-segment Eliminations	Consolidated
Net premiums earned	$375,315	$141,990	$58,566	$57,215	$—	$—	$633,086
Net investment income	—	—	1,261	3,282	65,495	—	70,038
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	—	(7,240)	—	(7,240)
Net realized gains (losses)	—	—	1,949	725	44,390	—	47,064
Other income (expense)(1)	4,536	1,948	397	(278)	2,701	(1,885)	7,419
Net losses and loss adjustment expenses	(321,248)	(93,424)	(40,496)	(34,640)	—	—	(489,808)
Underwriting, policy acquisition and operating expenses(1)	(89,177)	(43,456)	(17,091)	(25,445)	(12,676)	1,885	(185,960)
SPC U.S. federal income tax expense(2)	—	—	—	—	—	—	—
SPC dividend (expense) income	—	—	(1,375)	—	—	—	(1,375)
Interest expense	—	—	—	—	(12,850)	—	(12,850)
Income tax benefit (expense)	—	—	—	161	(157)	—	4
Segment results	$(30,574)	$7,058	$3,211	$1,020	$79,663	$—	$60,378

Net income (loss)							$60,378

Significant non-cash items:
Depreciation and amortization, net of accretion	$4,927	$2,893	$(45)	$(8)	$6,306	$—	$14,073
(1) Certain fees for services provided to the SPCs at Inova Re and Eastern Re are recorded as expenses within the Segregated Portfolio Cell Reinsurance segment and as other income within the Workers' Compensation Insurance segment. These fees are primarily SPC rental fees and are eliminated between segments in consolidation.

(2) Represents the provision for U.S. federal income taxes for SPCs at Inova Re, which have elected to be taxed as a U.S. corporation under Section 953(d) of the Internal Revenue Code. U.S. federal income taxes are included in the total SPC net results and are paid by the individual SPCs.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2020

The following table provides detailed information regarding ProAssurance's gross premiums earned by product as well as a reconciliation to net premiums earned. All gross premiums earned are from external customers except as noted. ProAssurance's insured risks are primarily within the U.S.

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2020	2019	2020	2019
Specialty P&C Segment
Gross premiums earned:
HCPL	$101,785	$109,484	$317,088	$325,245
Small Business Unit	26,372	27,920	77,937	82,341
Medical Technology Liability	8,749	8,519	25,918	25,177
Other	138	591	671	1,936
Ceded premiums earned	(19,195)	(21,277)	(56,309)	(59,384)
Segment net premiums earned	117,849	125,237	365,305	375,315

Workers' Compensation Insurance Segment
Gross premiums earned:
Traditional business	45,620	53,156	138,628	152,477
Alternative market business	17,187	21,247	53,221	63,084
Ceded premiums earned	(20,291)	(24,926)	(62,412)	(73,571)
Segment net premiums earned	42,516	49,477	129,437	141,990

Segregated Portfolio Cell Reinsurance Segment
Gross premiums earned:
Workers' compensation(1)	16,476	20,579	51,178	61,305
HCPL(2)	1,699	1,399	5,099	4,071
Other	—	240	—	480
Ceded premiums earned	(2,123)	(2,439)	(6,497)	(7,290)
Segment net premiums earned	16,052	19,779	49,780	58,566

Lloyd's Syndicates Segment
Gross premiums earned:
Property and casualty(3)	22,777	26,399	77,309	72,225
Ceded premiums earned	(4,635)	(5,104)	(16,123)	(15,010)
Segment net premiums earned	18,142	21,295	61,186	57,215

Consolidated net premiums earned	$194,559	$215,788	$605,708	$633,086
(1) Premium for all periods is assumed from the Workers' Compensation Insurance segment.
(2) Premium for all periods is assumed from the Specialty P&C segment.
(3) Includes a nominal amount of premium assumed from the Specialty P&C segment for the nine months ended September 30, 2019.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes to those statements which accompany this report. Throughout the discussion we use certain terms and abbreviations, which can be found in the Glossary of Terms and Acronyms at the beginning of this report. In addition, a glossary of insurance terms and phrases is available on the investor section of our website. Throughout the discussion, references to "ProAssurance," "PRA," "Company," "we," "us" and "our" refer to ProAssurance Corporation and its consolidated subsidiaries. The discussion contains certain forward-looking information that involves significant risks, assumptions and uncertainties. As discussed under the heading "Caution Regarding Forward-Looking Statements," our actual financial condition and results of operations could differ significantly from these forward-looking statements.
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

•
Segregated Portfolio Cell Reinsurance - This segment includes the results (underwriting profit or loss, plus investment results, net of U.S. federal income taxes) of SPCs at Inova Re and Eastern Re, our Cayman Islands SPC operations. Each SPC is owned, fully or in part, by an agency, group or association, and the results of the SPCs are attributable to the participants of that cell. We participate to a varying degree in the results of selected SPCs and, for the SPCs in which we participate, our participation interest ranges from a low of 20% to a high of 85%. SPC results attributable to external cell participants are reflected as an SPC dividend expense (income) in our Segregated Portfolio Cell Reinsurance segment. The SPCs assume workers' compensation insurance, healthcare professional liability insurance or a combination of the two from our Workers' Compensation Insurance and Specialty P&C segments.

•
Lloyd's Syndicates - This segment includes the results from our participation in Lloyd's of London Syndicate 1729 and Syndicate 6131. The results of this segment are normally reported on a quarter lag, except when information is available that is material to the current period. To reduce our exposure and the associated earnings volatility, we decreased our participation in the results of Syndicate 1729 for the 2020 underwriting year to 29% from 61%; however, due to the quarter lag, these changes were not reflected in our results until the second quarter of 2020. Syndicate 6131 is an SPA that underwrites on a quota share basis with Syndicate 1729. Effective July 1, 2020, Syndicate 6131 entered into a quota share reinsurance agreement with an unaffiliated insurer. Under this agreement, Syndicate 6131 will cede essentially half of the premium assumed from Syndicate 1729 to the unaffiliated insurer. Due to the quarter lag, the effect of this reinsurance arrangement will not be reflected in our results until the fourth quarter of 2020. Syndicate 1729 underwrites risks over a wide range of property and casualty insurance and reinsurance lines in both the U.S. and international markets while Syndicate 6131 focuses on contingency and specialty property business, also within the U.S. and international markets.

•
Corporate - This segment includes our investment operations, other than those reported in our Segregated Portfolio Cell Reinsurance and Lloyd's Syndicates segments, interest expense and U.S. income taxes. This segment also includes non-premium revenues generated outside of our insurance entities and corporate expenses.

Additional information regarding our segments is included in Note 13 of the Notes to Condensed Consolidated Financial Statements and in the Segment Results sections that follow.
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
Furthermore, we are closely monitoring the impact of potential legislation or court decisions that could retroactively require insurers to extend certain insurance to cover COVID-19 claims, even if the original contract excluded the cover of communicable diseases as is typical in certain policies; however, to date, legislative attempts have been unsuccessful. If successful, these actions could result in an increase in claim frequency and severity due to an unintended increase in exposure for Syndicate 1729 and 6131 which could have an effect on our financial condition, results of operations and cash flows given our participation in those Syndicates.
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
As a result of the COVID-19 pandemic, we are reevaluating certain of these estimates and assumptions which could result in material changes to our results of operations including, but not limited to, higher losses and loss adjustment expenses, lower premium volume, asset impairment charges, declines in investment valuations, reductions in audit premium estimates, deferred tax valuation allowances and increases in the allowance for expected credit losses related to available-for-sale securities, premiums receivable and reinsurance receivables. The extent to which the COVID-19 pandemic impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted. These factors include, but are not limited to, the duration, spread, severity, reemergence or mutation of the COVID-19 pandemic, development and wide-scale distribution of medicines or vaccines that effectively treat the virus, the effects of the COVID-19 pandemic on our insureds, the loss environment, the healthcare industry, the labor market and Lloyd's, the actions and stimulus measures taken by governments and governmental agencies, and to what extent normal economic and operating conditions can resume. Even after the COVID-19 pandemic has subsided, we may experience an impact to our business as a result of any economic recession that has occurred or may occur in the future. Please see "Item 1A, Risk Factors" included in this report for additional information.
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
As of September 30, 2020, our reserve is comprised almost entirely of long-tail exposures. The estimation of long-tailed losses is inherently difficult and is subject to significant judgment on the part of management. Due to the nature of our claims, our loss costs, even for claims with similar characteristics, can vary significantly depending upon many factors, including but not limited to the specific characteristics of the claim and the manner in which the claim is resolved. Long-tailed insurance is characterized by the extended period of time typically required both to assess the viability of a claim and potential damages, if any, and to reach a resolution of the claim. The claims resolution process may extend to more than five years. The combination of continually changing conditions and the extended time required for claim resolution results in a loss cost estimation process that requires actuarial skill and the application of significant judgment, and such estimates require periodic modification.
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
The current accident year net loss ratio in the Specialty P&C segment has ranged from 87% to 106% in recent years, excluding the effect of a large national healthcare account. We recorded a higher than average current accident year net loss ratio in 2019 due to increased reserve estimates related to this large national healthcare account that exceeded the assumptions we made when originally underwriting the account. During the second quarter of 2020, the policy term associated with this account's claims-made coverage expired. This account did not renew on terms offered by us and the insured exercised its contractual option to purchase the extended reporting endorsement or "tail" coverage resulting in a net underwriting loss of $45.7 million recognized in the second quarter of 2020 associated with this policy, which increased our current accident year net loss ratio for the nine months ended September 30, 2020. Excluding the impact of this large national healthcare account, we have trended towards the middle of the aforementioned current accident year net loss ratio range. This reflects loss severity in the broader medical professional liability industry and a higher loss pick in our Specialty line of business. In addition, this range also reflects the impact of a $10 million reserve established during the second quarter of 2020 related to COVID-19. This reserve represents our best estimate of ultimate COVID-19 related losses based on currently available information and reported incidents; no adjustment was made to this reserve during the three months ended September 30, 2020. While we have established a reserve for COVID-19 related losses, we have also observed a reduction in claims frequency as compared to 2019, likely associated with the COVID-19 pandemic; however, we have remained cautious in recognizing these favorable frequency trends in our current accident year reserve due to the possibility of delays in reporting and uncertainty surrounding the length and severity of the pandemic. See further discussion in our Segment Results - Specialty Property & Casualty section that follows under the heading "Losses."
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
Similar to our Specialty P&C segment, we have also observed a reduction in claims frequency in our Workers' Compensation Insurance segment, likely associated with the COVID-19 pandemic. During the third quarter of 2020, we reduced our current accident year net loss ratio in response to the continuation of favorable trends in 2020, including lower claims frequency and severity; however, we remain cautious in our evaluation of the current accident year reserve due to uncertainty surrounding the length and severity of the pandemic, and legislative and regulatory bodies in certain states changing or attempting to broaden compensability requirements for COVID-19 claims. If these legislative and regulatory bodies are successful, it could result in an increase in claims frequency and severity for the current accident year. See previous discussion under the heading "Regulatory Environment." Furthermore, as it relates to both our Workers' Compensation Insurance and Segregated Portfolio Cell Reinsurance segments, the current economic conditions resulting from the COVID-19 pandemic have introduced significant risk of a prolonged recession, which could have an adverse impact on our return to wellness efforts and the ability of injured workers to return to work, resulting in a potential reduction in favorable claim trends in future periods.
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
Lloyd's Syndicates Segment. Initial reserves for Syndicate 1729 and Syndicate 6131 are primarily recorded using the loss assumptions by risk category incorporated into each Syndicate's business plan submitted to Lloyd's with consideration given to loss experience incurred to date (4% of our consolidated gross reserve for losses and loss adjustment expenses as of December 31, 2019). The assumptions used in each business plan are consistent with loss results reflected in Lloyd's historical data for similar risks. The loss ratios may also fluctuate due to the mix of earned premium from different open underwriting years to which we participate in to varying degrees, as well as the timing of earned premium adjustments. Such adjustments may be the result of premiums for certain policies and assumed reinsurance contracts being reported subsequent to the coverage period and may be subject to adjustment based on loss experience. Premium and exposure for some of Syndicate 1729's insurance policies and reinsurance contracts are initially estimated and subsequently recorded over an extended period of time as reports are received under delegated underwriting authority programs. When reports are received, the premium, exposure and corresponding loss estimates are revised accordingly. Changes in loss estimates due to premium or exposure fluctuations are incurred in the accident year in which the premium is earned.
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
Due to the size of our consolidated reserve for losses and the large number of claims outstanding at any point in time, even a small percentage adjustment to our total reserve estimate could have a material effect on our results of operations for the period in which the adjustment is made. Please refer to the Executive Summary of Operations and Segment Results sections that follow for a discussion on consolidated and segment prior accident year loss development recognized in the current period.
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
Investment Valuations
We record the majority of our investments at fair value as shown in the table below. At September 30, 2020, the distribution of our investments based on GAAP fair value hierarchies (levels) was as follows:

	Distribution by GAAP Fair Value Hierarchy
	Level 1	Level 2	Level 3	Not Categorized	Total Investments
Investments recorded at:
Fair value	14%	73%	1%	8%	96%
Other valuations					4%
Total Investments					100%
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
Nonrecurring Fair Value Measurements
We measure the fair value of certain assets on a nonrecurring basis when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. These assets include investments carried principally at cost, investments in tax credit partnerships, fixed assets, goodwill and other intangible assets. These assets would also include any equity method investments that do not provide a NAV. At September 30, 2020, we recognized a nonrecurring fair value measurement related to the goodwill in our Specialty P&C reporting unit with a carrying value of $161.1 million prior to the fair value measurement. This nonrecurring fair value measurement resulted in the goodwill being written down to its implied fair value of zero resulting in an impairment of the goodwill of $161.1 million (see following discussion under the heading "Goodwill / Intangibles"). The inputs used in the fair value measurement were non-observable and, as such, were categorized as a Level 3 valuation. We did not have any other assets or liabilities that were measured at fair value on a nonrecurring basis at September 30, 2020 or December 31, 2019.
Investments - Other Valuation Methodologies
Certain of our investments, in accordance with GAAP for the type of investment, are measured using methodologies other than fair value. At September 30, 2020, these investments represented approximately 4% of total investments, and are detailed in the following table. Additional information about these investments is provided in Notes 2 and 3 of the Notes to Condensed Consolidated Financial Statements.

(In millions)	Carrying Value	GAAP Measurement Method
Other investments:
Other, principally FHLB capital stock	$2.9	Principally Cost
Investment in unconsolidated subsidiaries:
Investments in tax credit partnerships	32.3	Equity
Equity method investments, primarily LPs/LLCs	47.4	Equity
	79.7
BOLI	67.4	Cash surrender value
Total investments - Other valuation methodologies	$150.0

Impairments
We evaluate our available-for-sale investment securities, which at September 30, 2020 and December 31, 2019 consisted entirely of fixed maturity securities, on at least a quarterly basis for the purpose of determining whether declines in fair value below recorded cost basis represent an impairment loss. We consider a credit-related impairment loss to have occurred:

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
As part of our evaluation of the recoverability of DPAC, we also evaluate our unearned premiums for premium deficiencies. A premium deficiency is recognized if the sum of anticipated losses and loss adjustment expenses, unamortized DPAC and maintenance costs, net of anticipated investment income, exceeds the related unearned premium. If a premium deficiency is identified, the associated DPAC is written off, and a PDR is recorded for the excess deficiency as a component of net losses and loss adjustment expenses in our Consolidated Statement of Income and Comprehensive Income and as a component of the reserve for losses on our Consolidated Balance Sheet. During the three and nine months ended September 30, 2020 we did not determine any DPAC to be unrecoverable.
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
A valuation allowance was established in a prior year against the deferred tax asset related to the NOL carryforwards for the U.K. operations as management concluded that it was more likely than not that the deferred tax asset will not be realized. We also established a valuation allowance in a prior year against the deferred tax assets of certain SPCs at our wholly owned Cayman Islands reinsurance subsidiary, Inova Re. Due to the limited operations of these SPCs, management concluded that a valuation allowance was required. As of September 30, 2020, management concluded that a valuation allowance was still required against the deferred tax assets related to the NOL carryforwards for the U.K. operations and against the deferred tax assets of certain SPCs at Inova Re. See further discussion in Note 6 of the Notes to Consolidated Financial Statements in our December 31, 2019 Form 10-K.
Tax Cuts and Jobs Act
The TCJA introduced a minimum tax on payments made to related foreign entities referred to as the BEAT. The BEAT is imposed by adding back into the U.S. tax base any base erosion payment made by the U.S. taxpayer to a related foreign entity and applying a minimum tax rate to this newly calculated modified taxable income. Base erosion payments represent any amount paid or accrued by the U.S. taxpayer to a related foreign entity for which a deduction is allowed. Premiums we cede to the SPCs at Inova Re, one of our wholly owned Cayman Islands reinsurance subsidiaries, do not fall within the scope of base erosion payments as the SPCs at Inova Re have elected to be taxed as U.S. taxpayers. However, premiums that we cede to any active SPC at our other wholly owned Cayman Islands reinsurance subsidiary, Eastern Re, fall within the scope of base erosion payments and therefore could be significantly impacted by the BEAT. We have evaluated our exposure to the BEAT and have concluded that our expected outbound deductible payments to related foreign entities are below the threshold for application of the BEAT; therefore, we have not recognized any incremental tax expense for the BEAT provision of the TCJA during the three and nine months ended September 30, 2020 or 2019. See further discussion on our Cayman Islands SPC operations in the Segment Results - Segregated Portfolio Cell Reinsurance section that follows. See further discussion in Note 4 of the Notes to Condensed Consolidated Financial Statements.
The TCJA also requires a U.S. shareholder of a controlled foreign corporation to include its GILTI in U.S. taxable income. The GILTI amount is based on the U.S. shareholder’s aggregate share of the gross income of the controlled foreign corporation reduced by certain exceptions and a net deemed tangible income return. The net deemed tangible income return is based on the controlled foreign corporation’s basis in the tangible depreciable business property. Cell rental fee income earned by Inova Re and Eastern Re fall within the scope of the GILTI provisions of the TCJA. We have evaluated the new GILTI provisions of the TCJA, and we have made an accounting policy election to treat the taxes due on the inclusion of GILTI in U.S. taxable income as a current period expense when incurred. We recognized a nominal amount of tax expense for the GILTI provision of the TCJA during each of the three and nine months ended September 30, 2020 and 2019. See further discussion in Note 4 of the Notes to Condensed Consolidated Financial Statements.
Coronavirus Aid, Relief and Economic Security Act
In response to COVID-19, the CARES Act was signed into law on March 27, 2020 and contains several provisions for corporations and eases certain deduction limitations originally imposed by the TCJA. The CARES Act, among other things, includes temporary changes regarding the prior and future utilization of NOLs, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of Social Security taxes and the creation of certain refundable employee retention credits. We anticipate the temporary changes regarding NOL carryback provisions will have a favorable impact on our liquidity (see discussion that follows in the Liquidity and Capital Resources and Financial Condition section under the heading "Taxes"). We have evaluated the other provisions of the CARES Act and concluded that they will not have a material impact on our financial position or results of operations. See discussion in Note 4 of the Notes to Condensed Consolidated Financial Statements.
Unrecognized Tax Benefits
We evaluate tax positions taken on tax returns and recognize positions in our financial statements when it is more likely than not that we will sustain the position upon resolution with a taxing authority. If recognized, the benefit is measured as the largest amount of benefit that has a greater than 50% probability of being realized. We review uncertain tax positions each period, considering changes in facts and circumstances, such as changes in tax law, interactions with taxing authorities and developments in case law, and make adjustments as we consider necessary. Adjustments to our unrecognized tax benefits may affect our income tax expense, and settlement of uncertain tax positions may require the use of cash. Other than differences related to timing, no significant adjustments were considered necessary during the three and nine months ended September 30, 2020 or 2019. At September 30, 2020, our liability for unrecognized tax benefits approximated $10.4 million.
Goodwill / Intangibles
Goodwill is tested for impairment annually or more frequently if circumstances indicate an impairment may have occurred. The date of our annual goodwill impairment testing is October 1. For our last annual impairment test at October 1, 2019, we performed qualitative assessments that supported a conclusion that the fair value of all of the reporting units with goodwill exceeded their carrying value.
Impairment of goodwill is tested at the reporting unit level, which is consistent with our reportable segments identified in Note 13 of the Notes to Condensed Consolidated Financial Statements. Of the five reporting units, the three with goodwill were tested for impairment in the third quarter of 2020 - Specialty P&C, Workers' Compensation Insurance and Segregated Portfolio Cell Reinsurance.
As disclosed in our June 30, 2020 report on Form 10-Q, COVID-19 has caused significant market volatility impacting our actual and projected results along with a decline in our stock price. These impacts have persisted into the third quarter; and as a result, management performed new quantitative assessments of goodwill on our Specialty P&C and Workers' Compensation Insurance reporting units using updated marketplace data. The updated data, which is significantly influenced by our continued depressed stock price relative to both our own book value and the comparable stock prices of our peers, impacted a number of key variables in our analysis including the determination of a higher discount rate and lower valuation multiples. In addition, new guidance given by the Federal Reserve during the current quarter regarding the expectation of a prolonged low interest rate environment impacted our analysis.
For each of the interim impairment assessments in the second and third quarters of 2020, management estimated the fair value of the reporting units using both an income approach and a market approach using marketplace data that was current at the time of each respective analysis. The estimate of fair value derived from the income approach was based on the present value of expected future cash flows, including terminal value, utilizing a market-based weighted average cost of capital determined separately for each reporting unit. The estimate of fair value derived from the market approach was based on price to book multiple data. The determination of fair value involved the use of significant estimates and assumptions, including revenue growth rates, operating margins, capital requirements, tax rates, terminal growth rates, discount rates, comparable public companies and synergistic benefits available to market participants. In addition, management made certain judgments and assumptions in allocating shared assets and liabilities to individual reporting units to determine the carrying amount of each reporting unit.
This analysis during the third quarter of 2020 indicated an impairment of the goodwill associated with our Specialty P&C reporting unit and accordingly we recorded a $161.1 million charge to goodwill in the current quarter.
Management also performed impairment tests of certain of our definite and indefinite lived intangible assets for which a triggering event was deemed to have occurred. Based upon these impairment tests, no impairment of our definite or indefinite lived intangible assets was identified at September 30, 2020.
Given the evolving, uncertain nature of the COVID-19 pandemic, the estimates and assumptions used by management in these impairment tests have inherent uncertainties, and different assumptions could lead to materially different results including impairment charges in the future. Management expects to continue to monitor developments and perform updated analyses as necessary. See Note 5 of the Notes to Condensed Consolidated Financial Statements for additional information about our goodwill.
Leases
We are involved in a number of leases, primarily for office facilities. We determine if an arrangement is a lease at the inception date of the contract and classify all leases as either financing or operating. As of September 30, 2020, all of our leases were classified as operating. Operating lease ROU assets and operating lease liabilities are recognized as of the lease commencement date based on the present value of the remaining lease payments, discounted over the term of the lease using a discount rate determined based on information available as of the commencement date. The ROU asset represents the right to use the underlying asset (office space) for the lease term. As the majority of our lessors do not provide an implicit discount rate, we use our collateralized incremental borrowing rate in determining the present value of remaining lease payments. For leases entered into or reassessed after the adoption of ASU 2016-02 on January 1, 2019, we account for lease and non-lease components of a contract as a single lease component.
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
Additional information regarding our leases is included in Note 8 of the Notes to Condensed Consolidated Financial Statements herein and Note 1 of the Notes to Consolidated Financial Statements included in ProAssurance's December 31, 2019 report on Form 10-K.
Audit Premium
Workers’ compensation premiums are determined based upon the payroll of the insured, respective premium rates and, where applicable, an experience-based modification factor. An audit of the policyholders’ records is conducted after policy expiration to make a final determination of applicable premiums. Audit premium due from or due to a policyholder as a result of an audit is reflected in net premiums written and earned when billed. We track, by policy, the amount of additional premium billed in final audit invoices as a percentage of payroll exposure and use this information to estimate the probable additional amount of EBUB premium as of the balance sheet date. We include changes to the EBUB premium estimate in net premiums written and earned in the period recognized. We reduced our EBUB premium estimate by $0.4 million and $1.3 million during the three and nine months ended September 30, 2020, respectively, which primarily reflected a reduction in earned payroll exposure. As a result of the economic impact of COVID-19, we expect future reductions in payroll exposure related to in-force policies that could result in a significant decrease in audit premium and our EBUB estimate. We will continue to monitor and adjust the estimate, if necessary, based on changes in insured payrolls and economic conditions, as experience develops or new information becomes known; however, the length and magnitude of such changes depends on future developments, which are highly uncertain and cannot be predicted.
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
We did not have any other change in accounting estimate or policy that had a material effect on our results of operations or financial position during the nine months ended September 30, 2020. We are not aware of any accounting changes not yet adopted as of September 30, 2020 that would have a material effect on our results of operation, financial position or cash flows. Note 1 of the Notes to Condensed Consolidated Financial Statements provides additional detail regarding accounting changes not yet adopted.
Liquidity and Capital Resources and Financial Condition
Overview
ProAssurance Corporation is a holding company and is a legal entity separate and distinct from its subsidiaries. As a holding company, our principal source of external revenue is our investment revenues. In addition, dividends from our operating subsidiaries represent another source of funds for our obligations, including debt service and shareholder dividends. We also charge our operating subsidiaries within our Specialty P&C and Workers' Compensation Insurance segments a management fee based on the extent to which services are provided to the subsidiary and the amount of gross premium written by the subsidiary. At September 30, 2020, we held cash and liquid investments of approximately $266 million outside our insurance subsidiaries that were available for use without regulatory approval or other restriction. We also have $250 million in permitted borrowings available under our Revolving Credit Agreement as well as the possibility of a $50 million accordion feature, if successfully subscribed. As of October 30, 2020, no borrowings were outstanding under our Revolving Credit Agreement.
To date, during 2020, our operating subsidiaries have paid dividends to us of approximately $117 million, which included extraordinary dividends of $64 million. In the aggregate, our insurance subsidiaries are permitted to pay additional dividends of approximately $46 million over the remainder of 2020 without prior approval of state insurance regulators. However, the payment of any dividend requires prior notice to the insurance regulator in the state of domicile, and the regulator may reduce or prevent the dividend if, in its judgment, payment of the dividend would have an adverse effect on the surplus of the insurance subsidiary. We make the decision to pay dividends from an insurance subsidiary based on the capital needs of that subsidiary and may pay less than the permitted dividend or may also request permission to pay an additional amount (an extraordinary dividend).

Cash Flows
Cash flows between periods compare as follows:

	Nine Months Ended September 30
(In thousands)	2020	2019	Change
Net cash provided (used) by:
Operating activities	$73,173	$128,803	$(55,630)
Investing activities	21,999	(25,717)	47,716
Financing activities	(38,593)	(81,346)	42,753
Increase (decrease) in cash and cash equivalents	$56,579	$21,740	$34,839

	Nine Months Ended September 30
(In thousands)	2019	2018	Change
Net cash provided (used) by:
Operating activities	$128,803	$146,394	$(17,591)
Investing activities	(25,717)	234,783	(260,500)
Financing activities	(81,346)	(428,113)	346,767
Increase (decrease) in cash and cash equivalents	$21,740	$(46,936)	$68,676
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
The decrease in operating cash flows for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 of $55.6 million was primarily due to an increase in paid losses of $85.8 million driven by our Specialty P&C and Segregated Portfolio Cell Reinsurance segments. The increase in paid losses in our Specialty P&C segment was primarily due to higher average claim payments which we believe is an early indication that the higher severity trends that we are experiencing in our HCPL case reserve estimates are starting to emerge in actual claim payments. The increase in paid losses in our Segregated Portfolio Cell Reinsurance segment reflected the payment of a $10 million claim during the first quarter of 2020 by an SPC at Eastern Re in which we do not participate. The payment related to a reserve established by the SPC in 2019 related to an errors and omissions liability policy. Additionally, the decrease in operating cash flows reflected a decrease in net cash received of $7.4 million associated with the cash settlement of the 2017 calendar year quota share reinsurance arrangement between our Specialty P&C segment and Syndicate 1729 due to the reduction in premiums ceded to Syndicate 1729. Furthermore, the decrease in operating cash flows also reflected one-time expenses of $3.2 million primarily related to employee severance and early retirement benefits paid to certain employees during the third quarter of 2020. The decrease in operating cash flows was somewhat offset by an increase in net premium receipts of $34.6 million, a decrease in 2020 net tax payments as compared to 2019 of $7.8 million and an increase in cash received from investment income of $3.8 million. The increase in net premium receipts was driven by our Specialty P&C segment due to $14.3 million of tail premium received from a large national healthcare account during the second quarter of 2020 (see further discussion in our Segment Results - Specialty Property & Casualty section that follows). The decrease in net tax payments was primarily due to refunds received during the nine months ended September 30, 2020. The increase in cash received from investment income was primarily due to an increase in distributed earnings and redemptions from our portfolio of investments in LPs/LLCs. The remaining variance in operating cash flows for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 was comprised of individually insignificant components.
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
We offer alternative market solutions whereby we cede certain premiums from our Workers' Compensation Insurance and Specialty P&C segments to either the SPCs at Inova Re or Eastern Re, our Cayman Islands reinsurance subsidiaries which are reported in our Segregated Portfolio Cell Reinsurance segment, or, to a limited extent, an unaffiliated captive insurer for one program. During the three and nine months ended September 30, 2020, we wrote total alternative market premium of approximately $16.1 million and $61.5 million, respectively, and approximately $17.4 million and $73.0 million during the same respective periods of 2019. The majority of these policies ($15.9 million and $58.1 million of premium for the three and nine months ended September 30, 2020, respectively, and $17.3 million and $70.1 million for the same respective periods of 2019) are reinsured to the SPCs at Inova Re or Eastern Re, net of a ceding commission. Each SPC at Inova Re and Eastern Re is owned, fully or in part, by an agency, group or association, and the results of the SPCs are due to the participants of that cell. We participate to a varying degree in the results of selected SPCs and, for the SPCs in which we participate, our participation interest ranges from a low of 20% to a high of 85%. SPC results attributable to external cell participants are reflected as an SPC dividend expense (income) in our Segregated Portfolio Cell Reinsurance segment. See further discussion on our SPC operations in the Segment Results - Segregated Portfolio Cell Reinsurance section that follows. The alternative market workers' compensation policies are ceded from our Workers' Compensation Insurance segment to the SPCs under 100% quota share reinsurance agreements. The alternative market healthcare professional liability policies are ceded from our Specialty P&C segment to the SPCs under either excess of loss or quota share reinsurance agreements, depending on the structure of the individual program. The nominal portion of the risk that is not ceded to an SPC is retained in our Specialty P&C segment and may also be reinsured under our standard healthcare professional liability reinsurance program depending on the policy limits provided. The remaining premium written in our alternative market business of $0.1 million and $2.8 million for the three and nine months ended September 30, 2020, respectively, and $2.4 million for the nine months ended September 30, 2019 related to one program that was 100% ceded to an unaffiliated captive insurer.
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

Excess of Loss Reinsurance Agreements
We generally reinsure risks under treaties (our excess of loss reinsurance agreements) pursuant to which the reinsurers agree to assume all or a portion of all risks that we insure above our individual risk retention levels, up to the maximum individual limits offered. Generally, these agreements are negotiated and renewed annually. Our HCPL treaty renews annually on October 1 and, for the October 1, 2020 renewal, we increased our retention to $2 million from $1 million and added provisions for reinstatement premiums which resulted in a reduction to the gross rate paid under the renewed treaty. Historically, our Medical Technology Liability treaty renewed annually on January 1; however, the treaty that renewed on January 1, 2020 renewed on a short-term basis and was renewed again for a full year term on October 1, 2020 along with our HCPL treaty. Our Medical Technology Liability treaty which renewed on October 1, 2020 renewed at a lower rate than the previous agreement, with an increase in retention to $2 million from $1 million. Our Workers' Compensation treaty renews annually on May 1. Our traditional workers' compensation treaty renewed May 1, 2020 at a higher rate than the previous agreement, with an increase in the AAD to 3.16% from 2.1% of subject earned premium, in excess of the $0.5 million retention per loss occurrence; all other material treaty terms were consistent with the expiring agreement. The significant coverages provided by our current excess of loss reinsurance agreements are detailed in the following table.
Excess of Loss Reinsurance Agreements

Healthcare Professional Liability	Medical Technology & Life Sciences Products	Workers' Compensation - Traditional
(1) Effective October 1, 2020, one prepaid limit reinstatement of $21M and a second limit reinstatement of up to $21M for the second layer, subject to reinstatement premium, which attaches after the first reinstatement has been completely exhausted. All limit reinstatements thereafter require no additional premium.
(2) Prior to October 1, 2020, retention has been $1M.
(3) Historically, retention has ranged from 5% to 32.5%.
(4) Historically, retention has ranged from $1M to $2M.
(5) Includes an AAD where retention is 3.16% of subject earned premium in annual losses otherwise recoverable in excess of the $500K retention per loss occurrence.
Large HCPL risks that are above the limits of our basic reinsurance treaties are reinsured on a facultative basis, whereby the reinsurer agrees to insure a particular risk up to a designated limit. We also have in place a number of risk sharing arrangements that apply to the first $2 million of losses for certain large healthcare systems and other insurance entities, as well as with certain insurance agencies that produce business for us.

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

•
External excess of loss reinsurance is utilized by Syndicate 1729 to manage the net loss exposure on the specialty property and contingency coverages ceded to Syndicate 6131. Beginning on July 1, 2020, external quota share reinsurance is utilized by Syndicate 6131 to manage the net loss exposure on the specialty property and contingency coverages it assumes from Syndicate 1729 (see further discussion in Segment Results - Lloyd's Syndicates section that follows).

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
Taxes
We are subject to the tax laws and regulations of the U.S. and U.K. We file a consolidated U.S. federal income tax return that includes the holding company and its U.S. subsidiaries. Our filing obligations include a requirement to make quarterly payments of estimated taxes to the IRS using the corporate tax rate effective for the tax year. We did not make any quarterly estimated tax payments during either of the three and nine months ended September 30, 2020 or 2019.
As a result of the CARES Act that was signed into law on March 27, 2020, as previously discussed, we now have the ability to carryback NOLs generated in tax years 2018, 2019, and 2020 for up to five years. We have an NOL of approximately $26.1 million from the 2019 tax year that will be carried back to the 2014 tax year and is expected to generate a tax refund of approximately $9.1 million. Furthermore, our effective tax rate for the three and nine months ended September 30, 2020 was affected by the tax rate differential on the carryback of the 2020 and 2019 NOLs to the 2015 and 2014 tax years, respectively, when the federal statutory tax rate was 35% as compared to the current tax rate of 21%. See further discussion on our effective tax rate for the three and nine months ended September 30, 2020 in the Segment Results - Corporate section that follows under the heading "Taxes." We have evaluated the other provisions of the CARES Act and concluded that they will not have a material impact on our financial position or results of operations. See further discussion in Note 4 of the Notes to Condensed Consolidated Financial Statements.
Litigation
We are involved in various legal actions related to insurance policies and claims handling including, but not limited to, claims asserted against us by policyholders. These types of legal actions arise in the ordinary course of business and, in accordance with GAAP for insurance entities, are generally considered as a part of our loss reserving process, which is described in detail in our Critical Accounting Estimates section under the heading "Reserve for Losses and Loss Adjustment Expenses." We also have other direct actions against the Company unrelated to our claims activity which we evaluate and account for as a part of our other liabilities. For these corporate legal actions, we evaluate each case separately and establish what we believe is an appropriate reserve based on GAAP guidance related to contingent liabilities. As of September 30, 2020 there were no material reserves established for corporate legal actions.

Investing Activities and Related Cash Flows
Our investments at September 30, 2020 and December 31, 2019 are comprised as follows:

	September 30, 2020		December 31, 2019
($ in thousands)	Carrying Value	% of Total Investment	Carrying Value	% of Total Investment
Fixed maturities, available-for-sale
U.S. Treasury obligations	$117,364	3%	$110,467	3%
U.S. Government-sponsored enterprise obligations	11,055	1%	17,340	1%
State and municipal bonds	319,092	9%	296,093	9%
Corporate debt	1,307,181	39%	1,340,364	40%
Residential mortgage-backed securities	247,318	7%	208,408	6%
Commercial mortgage-backed securities	113,247	3%	80,089	2%
Other asset-backed securities	270,828	8%	236,024	7%
Total fixed maturities, available-for-sale	2,386,085	70%	2,288,785	68%
Fixed maturities, trading	53,081	2%	47,284	1%
Total fixed maturities	2,439,166	72%	2,336,069	69%
Equity investments	129,385	4%	250,552	7%
Short-term investments	377,539	12%	339,907	10%
BOLI	67,393	2%	66,112	2%
Investment in unconsolidated subsidiaries	312,848	9%	358,820	11%
Other investments	40,650	1%	38,949	1%
Total investments	$3,366,981	100%	$3,390,409	100%
At September 30, 2020, 99% of our investments in available-for-sale fixed maturity securities were rated and the average rating was A+. The distribution of our investments in available-for-sale fixed maturity securities by rating were as follows:

	September 30, 2020		December 31, 2019
($ in thousands)	Carrying Value	% of Total Investment	Carrying Value	% of Total Investment
Rating*
AAA	$689,929	29%	$677,554	30%
AA+	97,227	4%	84,991	3%
AA	165,896	7%	152,118	7%
AA-	117,084	5%	153,377	7%
A+	204,922	9%	182,966	8%
A	316,729	13%	338,697	15%
A-	240,140	10%	171,553	7%
BBB+	178,727	7%	182,041	8%
BBB	179,415	7%	155,935	7%
BBB-	56,809	2%	52,523	2%
Below investment grade	133,107	6%	130,929	5%
Not rated	6,100	1%	6,101	1%
Total	$2,386,085	100%	$2,288,785	100%
*Average of three NRSRO sources, presented as an S&P equivalent. Source: S&P, Copyright ©2020, S&P Global Market Intelligence

A detailed listing of our investment holdings as of September 30, 2020 is located under the Financial Information heading on the Investor Relations page of our website which can be reached directly at www.proassurance.com/investmentholdings or through links from the Investor Relations section of our website, investor.proassurance.com.
We manage our investments to ensure that we will have sufficient liquidity to meet our obligations, taking into consideration the timing of cash flows from our investments, including interest payments, dividends and principal payments, as well as the expected cash flows to be generated by our operations. During the three and nine months ended September 30, 2020, we received and granted requests for premium relief for certain insureds that have been adversely impacted by the recent COVID-19 pandemic in the form of either premium credits or premium deferrals. While premium credits and deferrals granted during the three and nine months ended September 30, 2020 did not have a significant impact on our liquidity, additional premium relief efforts could have an impact on our cash flows to be generated from our operations in future quarters and could result in an increase to our allowance for expected credit losses related to our premiums receivable. In addition to the interest and dividends we will receive from our investments, we anticipate that between $50 million and $120 million of our portfolio will mature (or be paid down) each quarter over the next twelve months and become available, if needed, to meet our cash flow requirements. In response to COVID-19, we have reduced the rate of reinvestment of these cash flows in order to allow for additional cash availability. The primary outflow of cash at our insurance subsidiaries is related to paid losses and operating costs, including income taxes. The payment of individual claims cannot be predicted with certainty; therefore, we rely upon the history of paid claims in estimating the timing of future claims payments with consideration to current and anticipated industry trends and macroeconomic conditions, including the impacts of COVID-19. To the extent that we may have an unanticipated shortfall in cash, we may either liquidate securities or borrow funds under existing borrowing arrangements through our Revolving Credit Agreement and the FHLB system. Permitted borrowings under our Revolving Credit Agreement are $250 million with the possibility of an additional $50 million accordion feature, if successfully subscribed. Given the duration of our investments, we do not foresee a shortfall that would require us to meet operating cash needs through additional borrowings. Additional information regarding our Revolving Credit Agreement is detailed in Note 9 of the Notes to Condensed Consolidated Financial Statements.
At September 30, 2020, our FAL was comprised of fixed maturity securities with a fair value of $98.3 million and cash and cash equivalents of $7.5 million deposited with Lloyd's. See further discussion in Note 3 of the Notes to Condensed Consolidated Financial Statements. During the third quarter of 2020, we received a return of approximately $32.3 million of FAL given the reduction in our participation in the results of Syndicate 1729 for the 2020 underwriting year to 29% from 61%.
Our investment portfolio continues to be primarily composed of high quality fixed income securities with approximately 93% of our fixed maturities being investment grade securities as determined by national rating agencies. The weighted average effective duration of our fixed maturity securities at September 30, 2020 was 3.17 years; the weighted average effective duration of our fixed maturity securities combined with our short-term securities was 2.74 years.
The carrying value and unfunded commitments for certain of our investments were as follows:

	Carrying Value		September 30, 2020
($ in thousands, except expected funding period)	September 30, 2020	December 31, 2019	Unfunded Commitment	Expected funding period in years
Qualified affordable housing project tax credit partnerships (1)	$32,263	$46,421	$771	6
Historic tax credit partnership (2)	—	2,085	276	1
All other investments, primarily investment fund LPs/LLCs	280,585	310,314	127,734	4
Total	$312,848	$358,820	$128,781
(1) The carrying value reflects our total commitments (both funded and unfunded) to the partnerships, less any amortization, since our initial investment. We fund these investments based on funding schedules maintained by the partnerships.

(2) The carrying value reflects our funded commitments less any amortization.
Investment fund LPs/LLCs are by nature less liquid and may involve more risk than other investments. We manage our risk through diversification of asset class and geographic location. At September 30, 2020, we had investments in 32 separate investment funds with a total carrying value of $280.6 million which represented approximately 8% of our total investments. Our investment fund LPs/LLCs generate earnings from trading portfolios, secured debt, debt securities, multi-strategy funds and private equity investments, and the performance of these LPs/LLCs is affected by the volatility of equity and credit markets. For our investments in LPs/LLCs, we record our allocable portion of the partnership operating income or loss as the results of the LPs/LLCs become available, typically following the end of a reporting period.

Acquisitions
We have entered into a definitive agreement to acquire NORCAL, an underwriter of medical professional liability insurance, subject to the demutualization of NORCAL Mutual, NORCAL's ultimate controlling party. Given the various remaining regulatory approvals required, we are targeting to close the transaction in early 2021. Subject to NORCAL’s conversion from a mutual company to a stock company, we have agreed to acquire 100% of the converted company stock in exchange for base consideration of $450 million and contingent consideration of up to an additional $150 million depending on the development of NORCAL’s ultimate losses over a three-year period following the acquisition date. The actual final cost of the transaction could vary due to the ability of NORCAL’s policyholders to elect forms of consideration other than stock in the demutualization transaction as provided by California law. Those alternative consideration options are tied to an appraised value of NORCAL as determined by the California insurance regulator rather than the price per share we have agreed to pay for 100% of NORCAL assuming that all policyholders elect to receive stock. Further, the transaction is subject to a number of closing conditions, including a maximum threshold for one of the alternative forms of consideration in the demutualization, a minimum threshold for the number of NORCAL shares tendered to us, and various required regulatory approvals, as previously mentioned. The Agreement and Plan of Acquisition was previously filed as Exhibit 10.1 to ProAssurance's March 31, 2020 report on Form 10-Q. We plan to utilize our Revolving Credit Agreement to partially finance the acquisition (see further discussion on our Revolving Credit Agreement in this section under the heading "Debt"). The COVID-19 pandemic’s potential disruption to our business operations may require us to access our Revolving Credit Agreement for other purposes including working capital, capital expenditures or other general corporate requirements. If needed, we may be required to obtain additional financing and our ability to arrange such financing or refinancing will depend on, among other factors, our financial position and performance, as well as prevailing market conditions and other factors beyond our control. As a result, we may be compelled to take additional measures to preserve our cash flow, including the reduction of operating expenses or reduction or suspension of dividend payments, at least until the impacts of the COVID-19 pandemic improve. We believe that funds available under the Revolving Credit Agreement, along with cash generated from our operations and investment portfolio, will be sufficient to meet our liquidity needs.
Financing Activities and Related Cash Flows
Treasury Shares
During the nine months ended September 30, 2020 and 2019, we did not repurchase any common shares and, as of October 30, 2020, our remaining Board authorization was approximately $110 million.
ProAssurance Shareholder Dividends
Our Board declared quarterly cash dividends of $0.31 per share during the first quarter of 2020, $0.05 per share during each of the second and third quarters of 2020 and $0.31 per share during each of the first three quarters of 2019. Dividends are paid the month following the quarter in which they are declared. Dividends paid in the first nine months of 2019 included a special dividend of $0.50 per share declared in the fourth quarter of 2018. Given our current earnings profile, the effects that underlying conditions in the broader insurance marketplace continue to have on our results and the uncertainties introduced by the COVID-19 pandemic, our Board made the decision to reduce our quarterly cash dividend from $0.31 per share to $0.05 per share, beginning with the dividend that was declared during the second quarter of 2020. Any decision to pay future cash dividends is subject to the Board’s final determination after a comprehensive review of financial performance, future expectations and other factors deemed relevant by the Board.
Debt
At September 30, 2020 our debt included $250 million of outstanding unsecured senior notes. The notes bear interest at 5.3% annually and are due in 2023 although they may be redeemed in whole or part prior to maturity. There are no financial covenants associated with these notes.
We have a Revolving Credit Agreement, which expires in November 2024, that may be used for general corporate purposes, including, but not limited to, short-term working capital, share repurchases as authorized by the Board and support for other activities, such as the planned acquisition of NORCAL, as previously discussed under the heading "Acquisitions." Our Revolving Credit Agreement permits borrowings of up to $250 million as well as the possibility of a $50 million accordion feature, if successfully subscribed. At September 30, 2020, there were no outstanding borrowings on our Revolving Credit Agreement; we are in compliance with the financial covenants of the Revolving Credit Agreement.
We have Mortgage Loans with one lender in connection with the recapitalization of two office buildings, which mature in December 2027. The Mortgage Loans accrue interest at three-month LIBOR plus 1.325% with principal and interest payable on a quarterly basis. At September 30, 2020, the outstanding balance of the Mortgage Loans was approximately $36 million; we are in compliance with the financial covenant of the Mortgage Loans.

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
Off-Balance Sheet Arrangements
We have no significant off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, capital balances, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. See more information on our off-balance sheet arrangements in Note 7 of the Notes to Condensed Consolidated Financial Statements.

Results of Operations – Three and Nine Months Ended September 30, 2020 Compared to Three and Nine Months Ended September 30, 2019
Selected consolidated financial data for each period is summarized in the table below.

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands, except per share data)	2020	2019	Change		2020	2019	Change
Revenues:
Net premiums written	$213,260	$228,058	$(14,798)		$605,222	$663,784	$(58,562)
Net premiums earned	$194,559	$215,788	$(21,229)		$605,708	$633,086	$(27,378)
Net investment result	21,777	22,404	(627)		33,812	62,798	(28,986)
Net realized investment gains (losses)	8,838	1,134	7,704		150	47,064	(46,914)
Other income	1,723	2,548	(825)		5,668	7,419	(1,751)
Total revenues	226,897	241,874	(14,977)		645,338	750,367	(105,029)

Expenses:
Net losses and loss adjustment expenses	145,581	161,614	(16,033)		521,412	489,808	31,604
Underwriting, policy acquisition and operating expenses	59,433	61,861	(2,428)		180,178	185,960	(5,782)
SPC U.S. federal income tax expense	871	—	871		1,573	—	1,573
Segregated portfolio cell dividend expense (income)	3,854	3,621	233		7,988	1,375	6,613
Interest expense	3,881	4,274	(393)		11,725	12,850	(1,125)
Goodwill impairment	161,115	—	161,115		161,115	—	161,115
Total expenses	374,735	231,370	143,365		883,991	689,993	193,998
Income (loss) before income taxes	(147,838)	10,504	(158,342)		(238,653)	60,374	(299,027)
Income tax expense (benefit)	2,141	(6,689)	8,830		(48,621)	(4)	(48,617)
Net income (loss)	$(149,979)	$17,193	$(167,172)		$(190,032)	$60,378	$(250,410)
Non-GAAP operating income (loss)	$2,559	$16,269	$(13,710)		$(31,029)	$24,567	$(55,596)
Earnings (loss) per share:
Basic	$(2.78)	$0.32	$(3.10)		$(3.53)	$1.12	$(4.65)
Diluted	$(2.78)	$0.32	$(3.10)		$(3.53)	$1.12	$(4.65)
Non-GAAP operating income (loss) per share:
Basic	$0.05	$0.30	$(0.25)		$(0.58)	$0.46	$(1.04)
Diluted	$0.05	$0.30	$(0.25)		$(0.58)	$0.46	$(1.04)
Net loss ratio	74.8%	74.9%	(0.1	pts)	86.1%	77.4%	8.7	pts
Underwriting expense ratio	30.5%	28.7%	1.8	pts	29.7%	29.4%	0.3	pts
Combined ratio	105.3%	103.6%	1.7	pts	115.8%	106.8%	9.0	pts
Operating ratio	96.6%	92.6%	4.0	pts	106.6%	95.7%	10.9	pts
Effective tax rate	(1.4%)	(63.7%)	62.3	pts	20.4%	—%	20.4	pts
Return on equity*	(8.8%)	4.3%	(13.1	pts)	(14.1%)	5.2%	(19.3	pts)

* Annualized. The 2020 goodwill impairment was not annualized in our calculation of ROE.
In all tables that follow, the abbreviation "nm" indicates that the information or the percentage change is not meaningful.

Executive Summary of Operations
The following sections provide an overview of our consolidated and segment results of operations for the three and nine months ended September 30, 2020 as compared to the three and nine months ended September 30, 2019. See the Segment Results sections that follow for additional information regarding each segment's results.
Revenues
The following table shows our consolidated and segment net premiums earned:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2020	2019	Change		2020	2019	Change
Net premiums earned
Specialty P&C	$117,849	$125,237	$(7,388)	(5.9%)	$365,305	$375,315	$(10,010)	(2.7%)
Workers' Compensation Insurance	42,516	49,477	(6,961)	(14.1%)	129,437	141,990	(12,553)	(8.8%)
Segregated Portfolio Cell Reinsurance	16,052	19,779	(3,727)	(18.8%)	49,780	58,566	(8,786)	(15.0%)
Lloyd's Syndicates	18,142	21,295	(3,153)	(14.8%)	61,186	57,215	3,971	6.9%
Consolidated total	$194,559	$215,788	$(21,229)	(9.8%)	$605,708	$633,086	$(27,378)	(4.3%)
For the nine months ended September 30, 2020, our consolidated net premiums earned included $14.3 million of tail premium written and fully earned during the second quarter of 2020 in connection with a large national healthcare account in our Specialty P&C segment (see further discussion under the heading "Expenses" in this section and in our Segment Results - Specialty Property & Casualty section that follows). Consolidated net premiums earned for the three and nine months ended September 30, 2019 included $2.7 million of premium written and fully earned from a loss portfolio transfer entered into during the third quarter of 2019 in our Specialty P&C segment (see further discussion in our Segment Results - Specialty Property & Casualty section that follows). Excluding the impact of the large national healthcare account's tail policy premium and the 2019 loss portfolio transfer, consolidated net premiums earned decreased $18.5 million and $39.0 million during the 2020 three- and nine-month periods, respectively, as compared to the same periods of 2019. The decrease in net premiums earned in our Specialty P&C segment for the 2020 three- and nine-month periods was primarily due to our focus on underwriting discipline as we continue to emphasize careful risk selection, rate adequacy and a willingness to walk away from business that does not fit our goal of achieving a long-term underwriting profit, partially offset by changes in premium adjustments related to loss sensitive policies. For our Workers' Compensation Insurance segment, the decrease in net premiums earned for the 2020 three- and nine-month periods reflected the competitive workers' compensation market conditions, a reduction in our EBUB premium estimate and, for the 2020 nine-month period, the reduction in premium funding for a large workers' compensation alternative market program and the impact of retrospectively-rated policy adjustments. The decrease in net premiums earned in our Segregated Portfolio Cell Reinsurance segment for the 2020 three- and nine-month periods also reflected the competitive workers' compensation market conditions. The decrease in net premiums earned in our Lloyd's Syndicates segment for the 2020 three-month period was driven by our decreased participation in Syndicate 1729 for the 2020 underwriting year to 29% from 61%. The increase in net premiums earned in our Lloyd's Syndicates segment for the 2020 nine-month period was driven by the pro rata effect of higher premiums written during the preceding twelve months, primarily property insurance coverages, partially offset by our decreased participation in Syndicate 1729, as previously discussed, which was not reflected in our results until the second quarter of 2020.
The following table shows our consolidated net investment result:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2020	2019	Change		2020	2019	Change
Net investment income	$16,924	$23,681	$(6,757)	(28.5%)	$55,877	$70,038	$(14,161)	(20.2%)
Equity in earnings (loss) of unconsolidated subsidiaries	4,853	(1,277)	6,130	480.0%	(22,065)	(7,240)	(14,825)	(204.8%)
Net investment result	$21,777	$22,404	$(627)	(2.8%)	$33,812	$62,798	$(28,986)	(46.2%)
The decrease in our consolidated net investment result for the three and nine months ended September 30, 2020 as compared to the same respective periods of 2019 was driven by a decrease in our allocation to equities and lower yields on our short-term investments and corporate debt securities given the actions taken by the Federal Reserve to aggressively reduce interest rates in response to COVID-19. Equity in earnings (loss) of unconsolidated subsidiaries includes our share of the results of interests we hold in certain LPs/LLCs as well as operating losses associated with our tax credit partnership investments. Our tax credit partnerships are designed to generate returns in the form of tax credits and tax-deductible project operating losses. The change in our investment results from our portfolio of investments in LPs/LLCs for the 2020 three- and nine-month periods as compared to the same periods of 2019 was driven by the volatility in the global financial markets related to COVID-19.
The following table shows our total consolidated net realized investment gains (losses):

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2020	2019	Change		2020	2019	Change
Net impairment losses recognized in earnings	$—	$(30)	$30	nm	$(1,508)	$(78)	$(1,430)	1,833.3%
Other net realized investment gains (losses)	8,838	1,164	7,674	659.3%	1,658	47,142	(45,484)	(96.5%)
Net realized investment gains (losses)	$8,838	$1,134	$7,704	679.4%	$150	$47,064	$(46,914)	(99.7%)
We did not recognize any credit-related impairment losses in earnings or non-credit impairment losses in OCI for the three months ended September 30, 2020. For the nine months ended September 30, 2020, we recognized $1.5 million of credit-related impairment losses in earnings and $0.2 million of non-credit impairment losses in OCI in our Corporate segment. The credit-related impairment losses recognized during the 2020 nine-month period related to corporate bonds in the energy and consumer sectors. Additionally, the 2020 nine-month period included credit-related impairment losses related to four corporate bonds in various sectors, which were sold during 2020. The non-credit impairment losses recognized during the 2020 nine-month period related to three corporate bonds in the energy and consumer sectors.
Other net realized investment gains during the 2020 three-month period were driven by gains in our available-for-sale fixed maturities in our Corporate segment due to the sale of corporate bonds and, to a lesser extent, unrealized holding gains resulting from an increase in fair value on our equity portfolio and convertible securities. Other net realized investment gains recognized during the 2020 nine-month period were driven by realized gains on the sale of available-for-sale fixed maturities and equity investments in our Corporate segment and, to a lesser extent, unrealized holding gains on trading securities in our Lloyd's Syndicates segment, which were almost entirely offset by unrealized holding losses in our Corporate segment resulting from decreases in the fair value on our equity portfolio due to the volatility in the global financial markets related to COVID-19. Other net realized investment gains recognized during 2019 reflected changes in the value of our equity trading portfolio and realized gains and losses from the sale of equity securities during the periods. See further discussion in our Segment Results - Corporate section that follows.

Expenses
The following table shows our consolidated and segment net loss ratios and net loss development:

	Three Months Ended September 30				Nine Months Ended September 30
($ in millions)	2020	2019	Change		2020	2019	Change
Current accident year net loss ratio
Consolidated ratio	80.7%	82.3%	(1.6	pts)	91.8%	84.0%	7.8	pts
Specialty P&C	89.8%	94.5%	(4.7	pts)	107.9%	93.9%	14.0	pts
Workers' Compensation Insurance	66.9%	68.2%	(1.3	pts)	69.2%	68.2%	1.0	pts
Segregated Portfolio Cell Reinsurance	67.3%	66.1%	1.2	pts	63.3%	82.5%	(19.2	pts)
Lloyd's Syndicates	65.9%	58.3%	7.6	pts	66.5%	60.5%	6.0	pts

Calendar year net loss ratio
Consolidated ratio	74.8%	74.9%	(0.1	pts)	86.1%	77.4%	8.7	pts
Specialty P&C	87.4%	85.9%	1.5	pts	102.2%	85.6%	16.6	pts
Workers' Compensation Insurance	62.2%	65.4%	(3.2	pts)	65.4%	65.8%	(0.4	pts)
Segregated Portfolio Cell Reinsurance	42.7%	49.4%	(6.7	pts)	48.0%	69.1%	(21.1	pts)
Lloyd's Syndicates	51.4%	55.9%	(4.5	pts)	64.4%	60.5%	3.9	pts

Favorable (unfavorable) net loss development, prior accident years
Consolidated	$11.5	$15.9	$(4.4)		$34.6	$42.2	$(7.6)
Specialty P&C	$2.9	$10.7	$(7.8)		$20.7	$31.0	$(10.3)
Workers' Compensation Insurance	$2.0	$1.4	$0.6		$5.0	$3.4	$1.6
Segregated Portfolio Cell Reinsurance	$4.0	$3.3	$0.7		$7.6	$7.8	$(0.2)
Lloyd's Syndicates	$2.6	$0.5	$2.1		$1.3	$—	$1.3
The primary drivers of the change in our consolidated current accident year net loss ratio for the three and nine months ended September 30, 2020 as compared to the same periods of 2019 were as follows:

(In percentage points)	Increase (Decrease), 2020 versus 2019
	Comparative three-month period	Comparative nine-month period
Estimated ratio increase (decrease) attributable to:
Premium adjustments on loss sensitive policies	(1.6 pts)	(0.6 pts)
Large national healthcare account tail policy	—	8.0 pts
COVID-19 reserve	—	1.7 pts
E&O liability policy reserve	—	(1.5 pts)
All other, net	—	0.2 pts
Increase (decrease) in the consolidated current accident year net loss ratio	(1.6 pts)	7.8 pts
Our consolidated current accident year net loss ratio for the 2020 three- and nine-month periods was impacted by changes in premium adjustments related to loss sensitive policies in our Specialty P&C segment which accounted for approximately 1.6 and 0.6 percentage points, respectively, of the decrease in the ratio as compared to the same periods of 2019. For the 2020 nine-month period our consolidated current accident year net loss ratio was also impacted by a tail policy purchased by a large national healthcare account and a COVID-19 reserve in our Specialty P&C segment which accounted for an 8.0 and 1.7 percentage point increase in the ratio, respectively (see further discussion in our Segment Results - Specialty Property & Casualty section that follows). Our consolidated current accident year net loss ratio for the nine months ended September 30, 2019 was affected by a $10 million reserve that an SPC at Eastern Re established during the second quarter of 2019 associated with an assumed E&O liability policy which accounted for a 1.5 percentage point decrease to our consolidated current accident year net loss ratio for the nine months ended September 30, 2020 as compared to the same period of 2019 (see further discussion in our Segment Results - Segregated Portfolio Cell Reinsurance section that follows). Excluding the impacts of the previously discussed items, our consolidated current accident year net loss ratio was unchanged during the 2020 three-month period and increased 0.2 percentage points during the 2020 nine-month period as compared to the same respective periods of 2019. The remaining increase in the ratio during the 2020 nine-month period was driven by a higher current accident year net loss ratio in our Lloyd's Syndicates and Workers' Compensation Insurance segments, partially offset by a lower current accident year net loss ratio in our Specialty P&C segment. In our Lloyd's Syndicates segment, the higher current accident year net loss ratio was driven by certain property and catastrophe related losses incurred during 2020. For our Workers' Compensation Insurance segment, the higher current accident year net loss ratio was driven by the continuation of intense price competition and the resulting renewal rate decreases, as well as the effect of lower net premiums earned, partially offset by favorable trends in claim closing patterns that reduced loss development factors. The lower current accident year net loss ratio in our Specialty P&C segment, excluding the items discussed above, was primarily due to decreases in certain loss ratios during the second quarter of 2020 in our Standard Physician and Small Business Unit lines as a result of our re-underwriting efforts and focus on rate adequacy (see further discussion in our Segment Results - Specialty P&C section that follows).
In both the 2020 and 2019 three- and nine-month periods, our consolidated calendar year net loss ratio was lower than our consolidated current accident year net loss ratio due to the recognition of net favorable prior year reserve development, as shown in a previous table. Net favorable prior year reserve development recognized in the 2020 nine-month period was lower as compared to the same respective period of 2019 driven by our Specialty P&C segment given our concerns around elevated loss severity in the broader medical professional liability industry, including our Specialty lines of business, and uncertainties around the impact that the COVID-19 pandemic will ultimately have on variables such as premium volume, claims frequency and severity, historical paid and incurred loss trends, general economic and social trends, inflation and the legal and political environment. In both our Specialty P&C and Workers' Compensation Insurance segments, we have observed a reduction in claims frequency as compared to 2019, likely associated with the COVID-19 pandemic. During the third quarter of 2020, we reduced our current accident year net loss ratio in our Workers' Compensation Insurance segment in response to the continuation of favorable trends in 2020, including lower claims frequency and severity; however, we have remained cautious in recognizing these favorable frequency trends in our current accident year reserve due to the possibility of delays in reporting and uncertainty surrounding the length and severity of the pandemic. As it relates to our Workers' Compensation Insurance segment, legislative and regulatory bodies in certain states are attempting to broaden compensability requirements for COVID-19 claims and, if successful, could result in an increase in claims frequency and severity for the current accident year. Furthermore, as it relates to both our Workers' Compensation Insurance and Segregated Portfolio Cell Reinsurance segments, the current economic conditions resulting from the COVID-19 pandemic have introduced significant risk of a prolonged recession, which could have an adverse impact on our return to wellness efforts and the ability of injured workers to return to work, resulting in a potential reduction in favorable claim trends in future periods.
Our consolidated and segment underwriting expense ratios were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
	2020	2019	Change		2020	2019	Change
Underwriting Expense Ratio
Consolidated	30.5%	28.7%	1.8	pts	29.7%	29.4%	0.3	pts
Specialty P&C	23.8%	23.7%	0.1	pts	22.7%	23.8%	(1.1	pts)
Workers' Compensation Insurance	35.2%	30.1%	5.1	pts	32.9%	30.6%	2.3	pts
Segregated Portfolio Cell Reinsurance	31.4%	30.1%	1.3	pts	31.1%	29.2%	1.9	pts
Lloyd's Syndicates	38.2%	44.2%	(6.0	pts)	38.2%	44.5%	(6.3	pts)
Corporate*	2.6%	1.2%	1.4	pts	2.9%	2.0%	0.9	pts
*There are no net premiums earned associated with the Corporate segment. Ratios shown are the contribution of the Corporate segment to the consolidated ratio (Corporate operating expenses divided by consolidated net premium earned).

The primary drivers of the change in our consolidated underwriting expense ratio for the three and nine months ended September 30, 2020 as compared to the same periods of 2019 were as follows:

(In percentage points)	Increase (Decrease), 2020 versus 2019
	Comparative three-month period	Comparative nine-month period
Estimated ratio increase (decrease) attributable to:
Decrease in consolidated net premiums earned and DPAC amortization(1)	1.8 pts	1.7 pts
One-time expenses	1.6 pts	0.9 pts
Professional fees	0.5 pts	0.5 pts
Large national healthcare account tail policy premium(2)	— pts	(0.8 pts)
All other, net	(2.1 pts)	(2.0 pts)
Increase (decrease) in the consolidated underwriting expense ratio	1.8 pts	0.3 pts
(1) Excludes the large national healthcare account tail policy premium in 2020 and certain one-time expenses included in DPAC amortization of $0.3 million and $0.6 million in the three and nine-months ended September 30, 2020, respectively. See further discussion in Segment Results - Specialty Property & Casualty section.

(2) See previous discussion under the heading "Revenues"
Our consolidated underwriting expense ratio for the 2020 three- and nine-month periods was impacted by a decline in consolidated net premiums earned which outpaced the decline in consolidated DPAC amortization, accounting for 1.8 and 1.7 percentage points, respectively, of the increase in the ratio, driven by our Specialty P&C and Workers' Compensation Insurance segments. Our consolidated underwriting expense ratio also reflected one-time expenses of $3.2 million and $5.4 million during the 2020 three- and nine-month periods, respectively, mainly comprised of early retirement benefits granted to certain employees during the third quarter of 2020 and expenses associated with the restructuring of our HCPL field office organization, largely during the first half of 2020. In addition, our consolidated underwriting expense ratio for the 2020 three- and nine-month periods also reflected an increase in professional fees in our Corporate segment associated with our planned acquisition of NORCAL and, for the 2020 nine-month period, corporate legal expenses. The remaining decrease in our consolidated underwriting expense ratio for the 2020 three- and nine-month periods of 2.1 and 2.0 percentage points, respectively, primarily reflected lower operating expenses in our Lloyd's Syndicates segment due to our reduced participation in Syndicate 1729 and lower consolidated travel-related costs due to COVID-19. The remaining decrease in our consolidated underwriting expense ratio also reflected the impact of a decrease in various operational expenses resulting from incremental improvements over the past year in our Specialty P&C segment including organizational structure enhancements and improved operating efficiencies.
Taxes
Our provision for income taxes and effective tax rates for the nine months ended September 30, 2020 and 2019 were as follows:

($ in thousands)	Nine Months Ended September 30
	2020	2019	Change
Income (loss) before income taxes	$(238,653)	$60,374	$(299,027)	(495.3%)
Income tax expense (benefit)	(48,621)	(4)	(48,617)	nm
Net income (loss)	$(190,032)	$60,378	$(250,410)	(414.7%)
Effective tax rate	20.4%	—%

	Nine Months Ended September 30
	2020	2019
Projected annual effective tax rate	59.3%	(54.4%)
Tax effect of discrete items	(38.9%)	54.4%
Total effective tax rate	20.4%	—%
We recognized an income tax benefit of $48.6 million for the nine months ended September 30, 2020 as compared to a nominal income tax benefit during the same period of 2019; however, the comparability of our effective tax rates is impacted by the consolidated pre-tax loss recognized during the 2020 nine-month period as compared to the consolidated pre-tax income recognized in the 2019 nine-month period.
Our projected annual effective tax rates were 59.3% and (54.4%) as of September 30, 2020 and 2019, respectively, before discrete items were considered. Our projected annual effective tax rate as of September 30, 2020 and September 30, 2019 represents an expected benefit; however, the comparability of our projected annual effective tax rates is impacted by our projection of a pre-tax loss at September 30, 2020 compared to our projection of pre-tax income at September 30, 2019. Discrete items decreased our effective tax rate by 38.9% and increased our effective tax rate by 54.4% for the 2020 and 2019 nine-month periods, respectively, as shown in the table above. Our projected annual effective tax rates as of September 30, 2020 and 2019 were different from the statutory federal income tax rate of 21% primarily due to the benefit recognized from the tax credits transferred to us from our tax credit partnership investments. For further discussion of the discrete items impacting our effective tax rates and the differences between our projected annual effective tax rates and the statutory federal income tax rate of 21%, see discussion in the Segment Results - Corporate section that follows under the heading "Taxes."
Operating Ratio
Our operating ratio is our combined ratio, less our investment income ratio. This ratio provides the combined effect of underwriting profitability and investment income. Our operating ratio for the three and nine months ended September 30, 2020 and 2019 was as follows:

	Three Months Ended September 30				Nine Months Ended September 30
	2020	2019	Change		2020	2019	Change
Combined ratio	105.3%	103.6%	1.7	pts	115.8%	106.8%	9.0	pts
Less: investment income ratio	8.7%	11.0%	(2.3	pts)	9.2%	11.1%	(1.9	pts)
Operating ratio	96.6%	92.6%	4.0	pts	106.6%	95.7%	10.9	pts
For the three and nine months ended September 30, 2020, our operating ratio increased by approximately 4.0 and 10.9 percentage points, respectively, as compared to the same periods of 2019. The increase in the operating ratio for the 2020 three-month period was driven by a lower investment income ratio primarily due to a decrease in our allocation to equities and lower yields on our short-term investments and corporate debt securities given the recent actions taken by the Federal Reserve in response to COVID-19. The increase in the ratio for the 2020 three-month period also reflected a higher net loss ratio in our Specialty P&C segment due to a lower amount of net favorable prior year reserve development recognized as compared to the same period of 2019, partially offset by a lower current accident year net loss ratio (see previous discussion in this section under the heading "Expenses"). For the 2020 nine-month period, the increase in the operating ratio reflects the impact of the large national healthcare account's tail policy, the 2020 COVID-19 reserve and the 2019 E&O liability policy reserve, which collectively accounted for approximately 10.8 percentage points of the increase in the ratio (see previous discussion in this section under the heading "Expenses"). Excluding the impacts of these items, our operating ratio was relatively unchanged for the 2020 nine-month period as compared to the same period of 2019.
ROE
ROE is calculated as annualized net income (loss) for the period divided by the average of beginning and ending shareholders’ equity. The goodwill impairment recognized during the third quarter of 2020 was not annualized in our calculation of ROE for the three and nine months ended September 30, 2020 as it is a non-recurring charge. See further discussion of the goodwill impairment under the heading "Goodwill / Intangibles" in the Critical Accounting Estimates section and Notes 1 and 5 of the Notes to Condensed Consolidated Financial Statements. This ratio measures our overall after-tax profitability and shows how efficiently capital is being used. ROE for the three and nine months ended September 30, 2020 and 2019 was as follows:

	Three Months Ended September 30				Nine Months Ended September 30
	2020	2019	Change		2020	2019	Change
ROE	(8.8%)	4.3%	(13.1	pts)	(14.1%)	5.2%	(19.3	pts)
Our ROE for the 2020 three- and nine-month periods primarily reflected a $161.1 million pre-tax goodwill impairment recognized related to the Specialty P&C reporting unit during the third quarter of 2020, which decreased our ROE by approximately 11.2 and 11.3 percentage points, respectively. Additionally, the decrease in our ROE for the 2020 three- and nine-month periods as compared to the same periods of 2019 reflected a decrease in our consolidated net investment income (see previous discussion in this section under the heading "Revenues") and, for the 2020 three-month period, a higher net loss ratio in our Specialty P&C segment, as previously discussed. For the 2020 nine-month period, the decrease in our ROE reflected a net underwriting loss of $45.7 million recognized during the second quarter of 2020 related to a tail policy for a large national healthcare account in our Specialty P&C segment, as previously discussed, and net realized investment losses in our Corporate segment driven by unrealized holding losses resulting from decreases in the fair value on our equity portfolio due to the volatility in the global financial markets related to COVID-19.
Book Value per Share
Book value per share is calculated as total shareholders’ equity at the balance sheet date divided by the total number of common shares outstanding. This ratio measures the net worth of the Company to shareholders on a per-share basis. Our book value per share at September 30, 2020 as compared to December 31, 2019 is shown in the following table.

Book Value Per Share
Book Value Per Share at December 31, 2019	$28.11
Increase (decrease) to book value per share during the nine months ended September 30, 2020 attributable to:
Dividends declared	(0.41)
Net income (loss)	(3.53)
OCI	0.58
Other *	(0.07)
Book Value Per Share at September 30, 2020	$24.68
* Includes the impact of cumulative effect adjustments related to ASUs adopted during 2020 and the impact of share-based compensation.

Non-GAAP Financial Measures
Non-GAAP operating income (loss) is a financial measure that is widely used to evaluate performance within the insurance sector. In calculating Non-GAAP operating income (loss), we have excluded the effects of the items listed in the following table that do not reflect normal results. We believe Non-GAAP operating income (loss) presents a useful view of the performance of our insurance operations, however it should be considered in conjunction with net income (loss) computed in accordance with GAAP.
The following table is a reconciliation of net income (loss) to Non-GAAP operating income (loss):

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands, except per share data)	2020	2019	2020	2019
Net income (loss)	$(149,979)	$17,193	$(190,032)	$60,378
Items excluded in the calculation of Non-GAAP operating income (loss):
Net realized investment (gains) losses	(8,838)	(1,134)	(150)	(47,064)
Net realized gains (losses) attributable to SPCs which no profit/loss is retained (1)	1,155	(132)	732	1,531
Goodwill impairment	161,115	—	161,115	—
Guaranty fund assessments (recoupments)	88	96	114	202
Pre-tax effect of exclusions	153,520	(1,170)	161,811	(45,331)
Tax effect, at 21% (2)	(982)	246	(2,808)	9,520
After-tax effect of exclusions	152,538	(924)	159,003	(35,811)
Non-GAAP operating income (loss)	$2,559	$16,269	$(31,029)	$24,567
Per diluted common share:
Net income (loss)	$(2.78)	$0.32	$(3.53)	$1.12
Effect of exclusions	2.83	(0.02)	2.95	(0.66)
Non-GAAP operating income (loss) per diluted common share	$0.05	$0.30	$(0.58)	$0.46
(1) Net realized investment gains (losses) on investments related to SPCs are recognized in our Segregated Portfolio Cell Reinsurance segment. SPC results, including any realized gain or loss, that are attributable to external cell participants are reflected in the SPC dividend expense (income). To be consistent with our exclusion of net realized investment gains (losses) recognized in earnings, we are excluding the portion of net realized investment gains (losses) that is included in the SPC dividend expense (income) which is attributable to the external cell participants.

(2) The 21% rate is the annual expected statutory tax rate associated with the taxable or tax deductible items listed above. Our effective tax rate for the respective periods was applied to these items in calculating net income (loss), excluding the 2020 goodwill impairment loss and net realized investment gains (losses) and related adjustments. Net realized investment gains (losses) in our Corporate segment are discrete items and are tax affected at the annual expected statutory tax rate (21%) in the period they are included in our consolidated tax provision and net income (loss). See previous discussion in this section under the heading "Taxes." The taxes associated with the net realized investment gains (losses) related to SPCs in our Segregated Portfolio Cell Reinsurance segment are paid by the individual SPCs and are not included in our consolidated tax provision or net income (loss); therefore, both the net realized investment gains (losses) from our Segregated Portfolio Cell Reinsurance segment and the adjustment to exclude the portion of net realized investment gains (losses) included in the SPC dividend expense (income) in the table above are not tax effected. The 2020 goodwill impairment loss was treated as a discrete item in our consolidated tax provision and the portion that is tax deductible was tax affected at the annual expected statutory tax rate (21%). The remaining portion of the 2020 goodwill impairment loss is not tax deductible and therefore had no associated income tax benefit.

Segment Results - Specialty Property & Casualty
Our Specialty P&C segment focuses on professional liability insurance and medical technology liability insurance as discussed in Note 13 of the Notes to Condensed Consolidated Financial Statements. Segment results reflected pre-tax underwriting profit or loss from these insurance lines. Segment results included the following:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2020	2019	Change		2020	2019	Change
Net premiums written	$135,399	$141,299	$(5,900)	(4.2%)	$359,337	$393,210	$(33,873)	(8.6%)

Net premiums earned	$117,849	$125,237	$(7,388)	(5.9%)	$365,305	$375,315	$(10,010)	(2.7%)
Other income	726	1,858	(1,132)	(60.9%)	3,515	4,536	(1,021)	(22.5%)
Net losses and loss adjustment expenses	(102,951)	(107,573)	4,622	(4.3%)	(373,442)	(321,248)	(52,194)	16.2%
Underwriting, policy acquisition and operating expenses	(28,074)	(29,700)	1,626	(5.5%)	(82,894)	(89,177)	6,283	(7.0%)
Segment results	$(12,450)	$(10,178)	$(2,272)	(22.3%)	$(87,516)	$(30,574)	$(56,942)	(186.2%)

Net loss ratio	87.4%	85.9%	1.5 pts		102.2%	85.6%	16.6 pts
Underwriting expense ratio	23.8%	23.7%	0.1 pts		22.7%	23.8%	(1.1 pts)
During the second quarter of 2020, a large national healthcare account did not renew on terms offered by us and exercised its contractual option to purchase extended reporting endorsement or "tail" coverage. As a result, we recognized a net underwriting loss of $45.7 million related to this policy within our Specialty P&C segment for the nine months ended September 30, 2020. Furthermore, during the second quarter of 2020, we established a $10 million reserve representing our best estimate of ultimate COVID-19 related losses based on currently available information. See further discussion that follows under the headings "Gross Premiums Written" and "Losses."
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
As a result of COVID-19, we continue to experience downward pressure on our premium volume resulting from new business disruptions. We have also experienced reductions in exposure due to insureds moving to part-time as a result of a general reduction in non-COVID-19 healthcare consumption and suspension of elective medical procedures. However, the length and magnitude of such changes depends on future developments, which are highly uncertain and cannot be predicted. In an effort to provide premium relief for insureds adversely impacted by the COVID-19 pandemic and to adjust for changes in exposures we granted premium credits totaling $0.4 million and $4.1 million during the three and nine months ended September 30, 2020, respectively.

Gross, ceded and net premiums written were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2020	2019	Change		2020	2019	Change
Gross premiums written	$158,257	$164,991	$(6,734)	(4.1%)	$420,702	$459,324	$(38,622)	(8.4%)
Less: Ceded premiums written	22,858	23,692	(834)	(3.5%)	61,365	66,114	(4,749)	(7.2%)
Net premiums written	$135,399	$141,299	$(5,900)	(4.2%)	$359,337	$393,210	$(33,873)	(8.6%)
Gross Premiums Written
During the second quarter of 2020, we reorganized our presentation of gross premiums written by component and related metrics below to better align with the current internal management reporting structure within the segment. All prior period information has been recast to conform to the current period presentation.
Gross premiums written by component were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2020	2019	Change		2020	2019	Change
Professional Liability
HCPL
Standard Physician(1)(10)
Twelve month term	$72,641	$71,353	$1,288	1.8%	$168,950	$174,257	$(5,307)	(3.0%)
Twenty-four month term	—	6,187	(6,187)	nm	8,314	23,054	(14,740)	(63.9%)
Total Standard physician	72,641	77,540	(4,899)	(6.3%)	177,264	197,311	(20,047)	(10.2%)
Specialty
Custom Physician(2)(10)	11,600	10,515	1,085	10.3%	48,042	62,310	(14,268)	(22.9%)
Hospitals and Facilities(3)(10)	14,610	10,463	4,147	39.6%	40,543	37,959	2,584	6.8%
Senior Care(4)(10)	1,485	8,122	(6,637)	(81.7%)	5,589	19,906	(14,317)	(71.9%)
Reinsurance (assumed)	3,736	1,485	2,251	151.6%	11,002	8,663	2,339	27.0%
Loss portfolio transfers (retroactive)(5)	—	900	(900)	nm	—	900	(900)	nm
Total Specialty	31,431	31,485	(54)	(0.2%)	105,176	129,738	(24,562)	(18.9%)
Total HCPL	104,072	109,025	(4,953)	(4.5%)	282,440	327,049	(44,609)	(13.6%)
Small Business Unit(6)	38,203	39,349	(1,146)	(2.9%)	81,608	87,493	(5,885)	(6.7%)
Tail Coverages(5)(7)	6,045	7,237	(1,192)	(16.5%)	30,052	16,418	13,634	83.0%
Total Professional Liability	148,320	155,611	(7,291)	(4.7%)	394,100	430,960	(36,860)	(8.6%)
Medical Technology Liability(8)	9,822	9,223	599	6.5%	25,926	26,363	(437)	(1.7%)
Other(9)	115	157	(42)	(26.8%)	676	2,001	(1,325)	(66.2%)
Total	$158,257	$164,991	$(6,734)	(4.1%)	$420,702	$459,324	$(38,622)	(8.4%)

(1)
Standard Physician premium was our greatest source of premium revenues in both 2020 and 2019 and is predominately comprised of twelve month term policies. The increase in twelve month term policies during the 2020 three-month period was driven by an increase in renewal pricing, conversion of twenty-four month term polices and, to a lesser extent, new business written, largely offset by retention losses. The decrease in twelve month term policies during the 2020 nine-month period was driven by retention losses and, to a lesser extent, premium credits granted as a result of the COVID-19 pandemic, partially offset by an increase in renewal pricing, conversion of twenty-four month term policies and, to a lesser extent, new business written. In addition, twelve month term policies during the 2020 three- and nine-month periods included adjustments related to loss sensitive policies which increased written and earned premium in the current period. For the 2020 three- and nine-month periods, renewal pricing increases reflect the rising loss cost environment and new business written reflects the impact of lower submissions as a result of the COVID-19 pandemic as well as general market conditions. The lower retention for the 2020 three- and nine-month periods is largely attributable to our focus on underwriting discipline as we continue to emphasize careful risk selection, rate adequacy, improved contract terms and a willingness to walk away from business that does not fit our goal of achieving a long-term underwriting profit. In addition, we have implemented a targeted state strategy to reassess our underwriting appetite in certain unprofitable states which impacted our retention rate in the current period. We will continue to perform a detailed evaluation of venues, specialties and other areas to improve our underwriting results. These strategies resulted in our non-renewal of a few large policies totaling $2.7 million and $6.0 million during the 2020 three- and nine-month periods, respectively. We anticipate a lower than average level of retention to persist as we continue to reevaluate certain states and books of business and set our rates to reflect our observations of higher severity trends. Standard Physician premium includes twenty-four month term premiums that were offered to physician insureds in one selected jurisdiction. The decrease in twenty-four month term premiums during the 2020 three- and nine-month periods primarily reflected the normal cycle of renewals (policies subject to renewal in 2020 were previously written in 2018, rather than in 2019). In addition, the decrease in twenty-four month term premiums during the 2020 three- and nine-month periods also reflected the majority of renewed policies converting to twelve-month term policies, as we have ceased offering twenty-four month term policies beginning in the second quarter of 2020.

(2)
Custom Physician premium includes large complex physician groups, multi-state physician groups and non-standard physicians and is written primarily on an excess and surplus lines basis. The increase in premium during the 2020 three-month period was driven by the timing of the renewal of a $4.6 million policy between periods; this policy renewed in the third quarter of 2020 as compared to the fourth quarter of 2019. Excluding the effect of this timing difference, Custom Physician premium decreased $3.5 million during the 2020 three-month period as compared to the same period of 2019 primarily due to retention losses, partially offset by an increase in renewal pricing and, to a lesser extent, new business written. The decrease in premium during the 2020 nine-month period was driven by a large national healthcare account that did not renew on terms offered by us during the second quarter of 2020 which resulted in a $9.0 million decrease in Custom Physician premium; this account exercised its contractual option to purchase extended reporting endorsement or "tail" coverage (see further discussion in footnote 7 that follows). Excluding the effect of this policy, Custom Physician premium decreased $5.3 million during the 2020 nine-month period as compared to the same period of 2019 driven by retention losses, partially offset by an increase in renewal pricing, net timing differences of $3.3 million primarily related to the prior year renewal of certain policies and, to a lesser extent, new business written. For the 2020 three- and nine-month periods renewal pricing increases reflect the rising loss cost environment and new business written reflects the impact of lower submissions as a result of the COVID-19 pandemic as well as general market conditions. The lower retention in 2020 reflects our focus on underwriting discipline as we continue to emphasize careful risk selection, rate adequacy, improved contract terms and a willingness to walk away from business that does not fit our goal of achieving a long-term underwriting profit. The lower retention for the 2020 nine-month period also reflects the non-renewal of the aforementioned large national healthcare account, which resulted in a decrease to our Specialty retention rate of 6 percentage points. We anticipate retention rates to begin to normalize going forward as we have substantially completed our re-underwriting efforts as of the end of the third quarter of 2020.

(3)
Hospitals and Facilities premium (which includes hospitals, surgery centers and miscellaneous medical facilities) increased for the 2020 three- and nine-month periods as compared to the same periods in 2019 primarily due to new business written, including the addition of a $2.6 million policy during the current period, and, to a lesser extent, an increase in renewal pricing, partially offset by retention losses. For the 2020 three- and nine-month periods, renewal pricing increases reflect rate increases and contract modifications that we believe are appropriate given the current loss environment and new business written reflects lower submissions as a result of COVID-19 as well as general market conditions. Retention losses in the 2020 three- and nine-month periods were driven by our decision not to renew certain products and, for the 2020 nine-month period, the loss of one large policy totaling $2.7 million during the second quarter of 2020. As we have substantially completed our re-underwriting efforts on certain books of business as of the end of the third quarter of 2020, we anticipate retention rates to begin to normalize going forward.

(4)
Senior Care premium includes facilities specializing in long term residential care primarily for the elderly ranging from independent living through skilled nursing. Our Senior Care premium decreased for the 2020 three- and nine-month periods as compared to the same respective periods of 2019 primarily due to retention losses, partially offset by an increase in renewal pricing and, to a lesser extent, new business written. Retention losses in the 2020 three- and nine-month periods were driven by our decision not to renew certain classes of Senior Care business based on our expectations of poor loss performance, including our non-renewal of a $5.6 million policy in the current period. As of the end of the third quarter of 2020, we have completed our re-underwriting efforts on certain books of business and anticipate retention rates to begin to normalize going forward. Renewal pricing increases in 2020 reflect rate increases where we believe appropriate given the loss environment in this space.

(5)
We offer custom alternative risk solutions including loss portfolio transfers for healthcare entities who, most commonly, are exiting a line of business, changing an insurance approach or simply preferring to transfer risk. In the third quarter of 2019, we entered into a loss portfolio transfer with a regional hospital group which resulted in $0.9 million of retroactive premium written and fully earned in the 2019 three- and nine-month periods (see further discussion in footnote 7 that follows).

(6)
Our Small Business Unit is primarily comprised of premium associated with podiatrists, legal professionals, dentists and chiropractors. Our Small Business Unit premium decreased for the 2020 three- and nine-month periods as compared to the same respective periods of 2019 driven by retention losses and, for the 2020 nine-month period, reductions in exposure of $2.0 million primarily due to our insureds moving to part-time as a result of a general reduction in non-COVID-19 healthcare consumption, partially offset by an increase in renewal pricing and, to a lesser extent, new business written. The increase in renewal pricing was primarily the result of an increase in the rate charged for certain renewed policies in select states.

(7)
We offer extended reporting endorsement or "tail" coverage to insureds who discontinue their claims-made coverage with us, and we also periodically offer tail coverage through stand-alone policies. Tail coverage premiums are generally 100% earned in the period written because the policies insure only incidents that occurred in prior periods and are not cancellable. The amount of tail coverage premium written can vary significantly from period to period. The decrease in tail premium during the 2020 three-month period as compared to the same period of 2019 was driven by $1.8 million of tail coverage provided in connection with a loss portfolio transfer entered into during the third quarter of 2019, as previously discussed. The increase during the 2020 nine-month period was due to a large national healthcare account that exercised its contractual option to purchase tail coverage which resulted in $14.3 million of one-time premium written and fully earned in the second quarter of 2020, somewhat offset by the tail coverage provided in connection with the aforementioned third quarter 2019 loss portfolio transfer.

(8)
Our Medical Technology Liability business is marketed throughout the U.S.; coverage is typically offered on a primary basis, within specified limits, to manufacturers and distributors of medical technology and life sciences products including entities conducting human clinical trials. In addition to the previously listed factors that affect our premium volume, our Medical Technology Liability premium is impacted by the sales volume of insureds. The increase in premium during the 2020 three-month period was driven by new business written, partially offset by retention losses and, to a lesser extent, renewal pricing decreases. The decrease in premium during the 2020 nine-month period was primarily due to retention losses and, to a lesser extent, renewal pricing decreases, partially offset by new business written. For the 2020 three- and nine-month periods new business written reflects the addition of a few COVID-19 related policies. Retention losses in the 2020 three- and nine-month periods are primarily attributable to an increase in competition on terms and pricing. Renewal pricing decreases during the 2020 three- and nine-month periods are primarily due to changes in the sales volume of certain insureds, including changes in COVID-19 related exposure on several renewing policies.

(9)
This component of gross premiums written includes all other product lines within our Specialty P&C segment. The decrease during the 2020 nine-month period was due to the effect of our non-renewal of a $1.5 million specialty contractual liability policy.

(10)
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

	Three Months Ended September 30				Nine Months Ended September 30
($ in millions)	2020	2019	Change		2020	2019	Change
Standard Physician	$—	$—	$—	nm	$1.6	$1.4	$0.2	14.3%
Custom Physician	—	—	—	nm	0.1	0.2	(0.1)	(50.0%)
Hospitals and Facilities	0.6	—	0.6	nm	0.7	—	0.7	nm
Senior Care	0.4	0.7	(0.3)	(42.9%)	4.2	4.4	(0.2)	(4.5%)
Total	$1.0	$0.7	$0.3	42.9%	$6.6	$6.0	$0.6	10.0%
Alternative market gross premiums written remained relatively unchanged during the 2020 three- and nine-month periods as compared to the same periods of 2019.

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
The change in renewal pricing for our Specialty P&C segment, including by major component, was as follows:

	Three Months Ended September 30	Nine Months Ended September 30
	2020	2020
Specialty P&C segment	8%	10%
HCPL
Standard Physician(1)	10%	11%
Specialty(1)	14%	17%
Total HCPL	11%	13%
Small Business Unit(1)	5%	4%
Medical Technology Liability(1)	(1%)	(2%)
(1) See Gross Premiums Written section for further explanation of changes in renewal pricing.
New business written by major component on a direct basis was as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(In millions)	2020	2019	2020	2019
HCPL
Standard Physician	$1.1	$1.9	$2.1	$8.2
Specialty	4.2	4.6	7.2	22.8
Total HCPL	5.3	6.5	9.3	31.0
Small Business Unit	1.4	1.2	3.7	3.5
Medical Technology Liability	2.0	1.3	4.7	3.5
Total	$8.7	$9.0	$17.7	$38.0
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
Retention for our Specialty P&C segment, including by major component, was as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Specialty P&C segment	81%	86%	78%	87%
HCPL
Standard Physician(1)	85%	87%	82%	88%
Specialty(1)	55%	69%	59%	81%
Total HCPL	76%	82%	74%	86%
Small Business Unit	92%	93%	90%	92%
Medical Technology Liability	85%	85%	84%	85%
(1) See Gross Premiums Written section for further explanation of retention decline in 2020.

Ceded Premiums Written
Ceded premiums represent the amounts owed to our reinsurers for their assumption of a portion of our losses. For our HCPL and Medical Technology Liability excess of loss reinsurance arrangements in effect prior to October 1, 2020, we generally retained the first $1 million in risk insured by us and ceded coverages in excess of this amount. Effective October 1, 2020, we will generally retain the first $2 million in risk insured by us and cede coverages in excess of this amount. For our HCPL coverages, we will also retain from 0% to 14.5% of the next $24 million of risk for coverages in excess of $2 million. For our Medical Technology Liability treaty which also renewed effective October 1, 2020, we will also retain 2.5% of the next $8 million of risk for coverages in excess of $2 million. These changes in terms for both our HCPL and Medical Technology Liability treaties resulted in a reduction to the gross rate paid for the treaty year effective October 1, 2020. We pay our reinsurers a ceding premium in exchange for their accepting the risk, and in certain of our excess of loss arrangements, the ultimate amount of which is determined by the loss experience of the business ceded, subject to certain minimum and maximum amounts.
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
Ceded premiums written were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2020	2019	Change		2020	2019	Change
Excess of loss reinsurance arrangements (1)	$9,351	$9,580	$(229)	(2.4%)	$26,079	$27,562	$(1,483)	(5.4%)
Other shared risk arrangements (2)	11,784	12,703	(919)	(7.2%)	26,962	30,556	(3,594)	(11.8%)
Premium ceded to SPCs (3)	876	575	301	52.3%	5,958	5,465	493	9.0%
Other ceded premiums written	847	834	13	1.6%	2,366	2,531	(165)	(6.5%)
Total ceded premiums written	$22,858	$23,692	$(834)	(3.5%)	$61,365	$66,114	$(4,749)	(7.2%)

(1)
We generally reinsure risks under our excess of loss reinsurance arrangements pursuant to which the reinsurers agree to assume all or a portion of all risks that we insure above our individual risk retention levels, up to the maximum individual limits offered. Premium due to reinsurers also fluctuates with the volume of written premium subject to cession under the arrangement. In certain of our excess of loss reinsurance arrangements, the premium due to the reinsurer is determined by the loss experience of that business reinsured, subject to certain minimum and maximum amounts. Premium ceded under our excess of loss reinsurance arrangements during the 2020 three-month period remained relatively unchanged as compared to the same period of 2019. The decrease in ceded premiums written under our excess of loss reinsurance arrangements during the 2020 nine-month period as compared to the same period of 2019 primarily reflected a decrease in the overall volume of gross premiums written subject to cession and, to a lesser extent, certain of our reinsurance arrangements reaching maximum limits eligible for cession on treaty years effective October 1, 2017 and 2018. The decrease in ceded premiums written during the 2020 nine-month period was partially offset by the effect of changes to both minimum and maximum limits for the treaty year effective October 1, 2019.

(2)
We have entered into various shared risk arrangements, including quota share, fronting, and captive arrangements, with certain large healthcare systems and other insurance entities. These arrangements include our Ascension Health and CAPAssurance programs. While we cede a large portion of the premium written under these arrangements, they provide us an opportunity to grow net premium through strategic partnerships. Effective October 1, 2020, our arrangement with CAPAssurance was mutually dissolved as a result of our pending acquisition with NORCAL and their concentration in the state of California. The decrease in ceded premiums written under our shared risk arrangements during the 2020 three- and nine-month periods as compared to the same respective periods of 2019 was primarily due to a decrease in premium ceded to our Ascension Health program and our non-renewal of two large policies in certain of our other shared risk arrangements during the current period, partially offset by growth in our CAPAssurance program.

(3)
As previously discussed, as a part of our alternative market solutions, all or a portion of certain healthcare premium written is ceded to SPCs in our Segregated Portfolio Cell Reinsurance segment under either excess of loss or quota share reinsurance agreements, depending on the structure of the individual program. See the Segment Results - Segregated Portfolio Cell Reinsurance section for further discussion on the cession to the SPCs from our Specialty

P&C segment. Premiums ceded to SPCs during the 2020 three- and nine-month periods remained relatively unchanged as compared to the same periods of 2019.
Ceded Premiums Ratio
The ceded premiums ratios were as follows:

	Three Months Ended September 30			Nine Months Ended September 30
	2020	2019	Change	2020	2019	Change
Ceded premiums ratio	14.4%	14.4%	—	14.6%	14.4%	0.2 pts
For the 2020 three- and nine-month periods the ceded premiums ratio was relatively unchanged as compared to the same periods of 2019.
Net Premiums Earned
Net premiums earned consist of gross premiums earned less the portion of earned premiums that we cede to our reinsurers for their assumption of a portion of our losses. Because premiums are generally earned pro rata over the entire policy period, fluctuations in premiums earned tend to lag those of premiums written. Generally, our policies carry a term of one year; however, prior to the third quarter of 2020, we wrote certain Standard Physician policies with a twenty-four month term, and a few of our Medical Technology Liability policies have a multi-year term. Tail coverage premiums are generally 100% earned in the period written because the policies insure only incidents that occurred in prior periods and are not cancellable. Retroactive coverage premiums are 100% earned at the inception of the contract, as all of the associated underlying loss events occurred in the past. Additionally, any ceded premium changes due to changes to estimates of premiums owed under reinsurance agreements for prior accident years are fully earned in the period of change.
Net premiums earned were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2020	2019	Change		2020	2019	Change
Gross premiums earned	$137,044	$146,514	$(9,470)	(6.5%)	$421,614	$434,699	$(13,085)	(3.0%)
Less: Ceded premiums earned	19,195	21,277	(2,082)	(9.8%)	56,309	59,384	(3,075)	(5.2%)
Net premiums earned	$117,849	$125,237	$(7,388)	(5.9%)	$365,305	$375,315	$(10,010)	(2.7%)
The decrease in gross premiums earned during the 2020 three- and nine-month periods as compared to the same periods of 2019 was driven by the pro rata effect of a decrease in the volume of written premium during the preceding twelve months, predominantly in our Specialty line of business, due to our re-underwriting efforts. For the 2020 three- and nine-month periods, the decrease in gross premiums earned also reflects the effect of a prior year loss portfolio transfer which resulted in $2.7 million of one-time premium written and fully earned in the third quarter of 2019 (see previous discussion in footnotes 5 and 7 under the heading "Gross Premiums Written"). The decrease in gross premiums earned in both the 2020 three- and nine-month periods was somewhat offset by premium adjustments related to loss sensitive policies which increased earned premium by $2.3 million and $2.6 million for the 2020 three- and nine-month periods, respectively, and decreased earned premium by $1.6 million for each of the 2019 three- and nine-month periods. In addition, the decrease in gross premiums earned for the 2020 nine-month period was largely offset by $14.3 million of one-time premium written and fully earned in the second quarter of 2020 associated with the tail coverage purchased by a large national healthcare account (see previous discussion in footnote 7 under the heading "Gross Premiums Written").
The decrease in ceded premiums earned during both the 2020 three- and nine-month periods as compared to the same periods of 2019 was driven by the pro rata effect of a decrease in premium ceded under our shared risk and excess of loss arrangements during the preceding twelve months.

Losses and Loss Adjustment Expenses
The determination of calendar year losses involves the actuarial evaluation of incurred losses for the current accident year and the actuarial re-evaluation of incurred losses for prior accident years, including an evaluation of the reserve amounts required for ECO/XPL losses. As part of the review of our prior accident year reserves, we also make estimates of expected losses and associated recoveries for prior year ceded losses under certain loss sensitive reinsurance agreements. This analysis may result in reductions to estimates of premiums owed under reinsurance agreements for prior accident years which impacts net premiums earned (the denominator of the net loss ratio) in the period the adjustment is made; no such adjustments were made during the three and nine months ended September 30, 2020 or 2019. See previous discussion under the heading "Ceded Premiums Written" for additional information.
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
The following table summarizes calendar year net loss ratios by separating losses between the current accident year and all prior accident years. The net loss ratios for our Specialty P&C segment were as follows:

	Net Loss Ratios (1)
	Three Months Ended September 30			Nine Months Ended September 30
	2020	2019	Change	2020	2019	Change
Calendar year net loss ratio	87.4%	85.9%	1.5 pts	102.2%	85.6%	16.6 pts
Less impact of prior accident years on the net loss ratio	(2.4%)	(8.6%)	6.2 pts	(5.7%)	(8.3%)	2.6 pts
Current accident year net loss ratio (2)	89.8%	94.5%	(4.7 pts)	107.9%	93.9%	14.0 pts

(1)	Net losses, as specified, divided by net premiums earned.

(2)
The current accident year net loss ratio (as shown in the table above) decreased 4.7 percentage points for the 2020 three-month period and increased 14.0 percentage points for the 2020 nine-month period as compared to the same respective periods of 2019 primarily attributable to the following:

(In percentage points)	Increase (Decrease), 2020 versus 2019
	Comparative three-month period	Comparative nine-month period
Estimated ratio increase (decrease) attributable to:
Premium adjustments on loss sensitive policies	(3.0 pts)	(1.2 pts)
Large national healthcare account tail policy	—	12.8 pts
COVID-19 reserve	—	2.9 pts
All other, net	(1.7 pts)	(0.5 pts)
Increase (decrease) in the current accident year net loss ratio	(4.7 pts)	14.0 pts
Our current accident year net loss ratio for the 2020 three- and nine-month periods was impacted by changes in premium adjustments related to loss sensitive policies which accounted for approximately 3.0 and 1.2 percentage points, respectively, of the decrease in the ratio as compared to the same periods of 2019 (see previous discussion under the heading "Net Premiums Earned"). For the 2020 nine-month period, our current accident year net loss ratio was also impacted by a tail policy purchased by a large national healthcare account and a COVID-19 reserve. During the second quarter of 2020, a large national healthcare account exercised its contractual option to purchase the extended reporting endorsement or "tail" coverage, resulting in a net underwriting loss of $45.7 million which accounted for 12.8 percentage points of the increase in our current accident year net loss ratio for the 2020 nine-month period. Also during the second quarter of 2020, we established a $10 million reserve for COVID-19; no adjustment was made to this reserve during the three months ended September 30, 2020. This reserve represents our best estimate of ultimate COVID-19 related losses based on currently available information and reported incidents, and accounted for 2.9 percentage points of the increase in our current accident year net loss ratio for the 2020 nine-month period. The remaining change in our current accident year net loss ratio for the 2020 three- and nine-month periods, as shown in the table above, primarily reflected the impact of decreases to certain loss ratios during the second quarter of 2020 in our Standard Physician and Small Business Unit lines as a result of our re-underwriting efforts and focus on rate adequacy. For the 2020 nine-month period, this impact was partially offset by higher severity trends in our HCPL book of business, particularly in our Specialty lines, as compared to what was reflected in our loss ratios during the first nine months of 2019. We reflected higher severity trends in our estimates of losses at the end of 2019; however, the current accident year net loss ratio for the first nine months of 2020, excluding the large national healthcare account tail policy and the COVID-19 reserve, is approximately 6.5 percentage points lower as compared to the current accident year net loss ratio for the full year of 2019, excluding the 2019 impact of the large national healthcare account, due to our re-underwriting efforts.
We re-evaluate our previously established reserve each quarter based upon the most recently completed actuarial analysis supplemented by any new analysis, information or trends that have emerged since the date of that study. We also take into account currently available industry trend information. We continue to see elevated loss severity in the broader medical professional liability industry and are observing early indications of these increased severity trends in our paid loss data. Furthermore, there remain uncertainties around the impact that the COVID-19 pandemic will ultimately have on variables such as premium volume, claims frequency and severity, historical paid and incurred loss trends, general economic and social trends, inflation and the legal and political environment. While we have established a reserve for COVID-19 related losses, we have also observed a significant reduction in claims frequency as compared to 2019, likely associated with the COVID-19 pandemic and the disruption of the court systems; however, we have remained cautious in recognizing these favorable frequency trends in our current accident year reserve due to the possibility of delays in reporting and uncertainty surrounding the length and severity of the pandemic.
We recognized net favorable loss development related to our previously established reserves of $2.9 million and $20.7 million during the three and nine months ended September 30, 2020, respectively, as compared to $10.8 million and $31.0 million during the same respective periods of 2019. Prior accident year development recognized during the three and nine months ended September 30, 2020 included a reduction in our reserve for potential ECO/XPL claims of $0.4 million and $3.2 million, respectively, as compared to $0.6 million and $1.0 million during the same respective periods of 2019. Development recognized during the three and nine months ended September 30, 2020 principally related to accident years 2014 through 2018. Development recognized during the three and nine months ended September 30, 2019 principally related to accident years 2012 through 2015.
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
Underwriting, Policy Acquisition and Operating Expenses
Our Specialty P&C segment underwriting, policy acquisition and operating expenses were comprised as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2020	2019	Change		2020	2019	Change
DPAC amortization	$13,101	$13,733	$(632)	(4.6%)	$40,652	$42,268	$(1,616)	(3.8%)
Management fees	1,838	1,925	(87)	(4.5%)	4,928	5,365	(437)	(8.1%)
Other underwriting and operating expenses	13,135	14,042	(907)	(6.5%)	37,314	41,544	(4,230)	(10.2%)
Total	$28,074	$29,700	$(1,626)	(5.5%)	$82,894	$89,177	$(6,283)	(7.0%)
DPAC amortization decreased for the three and nine months ended September 30, 2020 as compared to the same respective periods of 2019 driven by a decrease in earned premium, excluding the effect of the premium earned from the tail coverage associated with a large national healthcare account from the second quarter of 2020 as there were no deferred acquisition costs associated with the tail premium (see discussion under the heading "Gross Premiums Written"). In addition, the decrease in DPAC amortization during the 2020 three- and nine-month periods reflected a decrease in brokerage expenses due to our non-renewal of certain products written on an excess and surplus lines basis in our Specialty line of business (see discussion under the heading "Gross Premiums Written") as well as a decrease in agent commissions and premium taxes due to a lower volume of premium written. Partially offsetting the decrease in DPAC amortization for both the 2020 three- and nine-month periods was a decrease in ceding commission income, which is an offset to expense, from certain of our shared risk arrangements, an increase in medical costs associated with employee health plans and, to a lesser extent, one-time employee severance charges of $0.3 million and $0.6 million, respectively.
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
Other underwriting and operating expenses decreased during the 2020 three- and nine-month periods as compared to the same respective periods of 2019 driven by a decrease in various operational expenses resulting from incremental improvements over the past year including organizational structure enhancements and improved operating efficiencies, as well as a reduction in travel-related costs of $1.1 million and $2.2 million during the 2020 three- and nine-month periods, respectively, as a result of the COVID-19 pandemic. The decrease during the 2020 three- and nine-month periods was largely offset by one-time expenses of $1.5 million and $3.4 million, respectively. One-time expenses in both the 2020 three- and nine-month periods were mainly comprised of early retirement benefits granted to certain employees during the third quarter of 2020. The remaining one-time costs were primarily expenses associated with the restructuring of our HCPL field office organization, largely during the first half of 2020, consisting of employee severance charges and lease exit costs due to a reduction in physical office locations.
Underwriting Expense Ratio (the Expense Ratio)
Our expense ratio for the Specialty P&C segment for the three and nine months ended September 30, 2020 and 2019, respectively, was as follows:

	Three Months Ended September 30			Nine Months Ended September 30
	2020	2019	Change	2020	2019	Change
Underwriting expense ratio	23.8%	23.7%	0.1	22.7%	23.8%	(1.1	pts)
The change in our expense ratio for both the 2020 three- and nine-month periods as compared to the same respective periods of 2019 was primarily attributable to the following:

(In percentage points)	Increase (Decrease), 2020 versus 2019
	Comparative three-month period	Comparative nine-month period
Estimated ratio increase (decrease) attributable to:
Decrease in net premiums earned and DPAC amortization(1)	0.6 pts	1.0 pts
One-time expenses	1.6 pts	1.1 pts
Travel-related cost savings due to COVID-19	(0.9 pts)	(0.6 pts)
Large national healthcare account tail policy premium(2)	— pts	(0.9 pts)
All other, net	(1.2 pts)	(1.7 pts)
Increase (decrease) in the underwriting expense ratio	0.1 pts	(1.1 pts)
(1) Excludes the large national healthcare account tail policy premium in 2020 and certain one-time expenses included in DPAC amortization of $0.3 million and $0.6 million in the three and nine-months ended September 30, 2020, respectively.

(2) See previous discussion under the heading "Gross Premiums Written"
The remaining decrease in our expense ratio for the 2020 three- and nine-month periods of 1.2 and 1.7 percentage points, respectively, primarily reflected the impact of a decrease in various operational expenses resulting from incremental improvements over the past year including organizational structure enhancements and improved operating efficiencies.

Segment Results - Workers' Compensation Insurance
Our Workers' Compensation Insurance segment includes workers' compensation products provided to employers generally with 1,000 or fewer employees, as discussed in Note 13 of the Notes to Condensed Consolidated Financial Statements. Workers' compensation products offered include guaranteed cost policies, policyholder dividend policies, retrospectively-rated policies, deductible policies and alternative market programs. Alternative market programs include program design, fronting, claims administration, risk management, SPC rental, asset management and SPC management services. Alternative market program premiums are 100% ceded to either the SPCs within our Segregated Portfolio Cell Reinsurance segment or, to a limited extent, an unaffiliated captive insurer for one program. Our Workers' Compensation Insurance segment results reflected pre-tax underwriting profit or loss from these workers' compensation products, exclusive of investment results, which are included in our Corporate segment. Segment results included the following:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2020	2019	Change		2020	2019	Change
Net premiums written	$44,758	$49,663	$(4,905)	(9.9%)	$135,370	$146,101	$(10,731)	(7.3%)

Net premiums earned	$42,516	$49,477	$(6,961)	(14.1%)	$129,437	$141,990	$(12,553)	(8.8%)
Other income	441	494	(53)	(10.7%)	1,717	1,948	(231)	(11.9%)
Net losses and loss adjustment expenses	(26,455)	(32,356)	5,901	(18.2%)	(84,648)	(93,424)	8,776	(9.4%)
Underwriting, policy acquisition and operating expenses	(14,983)	(14,895)	(88)	0.6%	(42,604)	(43,456)	852	(2.0%)
Segment results	$1,519	$2,720	$(1,201)	(44.2%)	$3,902	$7,058	$(3,156)	(44.7%)

Net loss ratio	62.2%	65.4%	(3.2 pts)		65.4%	65.8%	(0.4 pts)
Underwriting expense ratio	35.2%	30.1%	5.1 pts		32.9%	30.6%	2.3 pts
Premiums Written
Our workers’ compensation premium volume is driven by five primary factors: (1) the amount of new business written, (2) retention of our existing book of business, (3) premium rates charged on our renewal book of business, (4) changes in payroll exposure and (5) audit premium.
Gross, ceded and net premiums written were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2020	2019	Change		2020	2019	Change
Gross premiums written	$62,996	$70,066	$(7,070)	(10.1%)	$199,447	$223,638	$(24,191)	(10.8%)
Less: Ceded premiums written	18,238	20,403	(2,165)	(10.6%)	64,077	77,537	(13,460)	(17.4%)
Net premiums written	$44,758	$49,663	$(4,905)	(9.9%)	$135,370	$146,101	$(10,731)	(7.3%)

Gross Premiums Written
Gross premiums written by product were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2020	2019	Change		2020	2019	Change
Traditional business:
Guaranteed cost	$40,540	$44,164	$(3,624)	(8.2%)	$117,651	$124,460	$(6,809)	(5.5%)
Policyholder dividend	4,057	4,718	(661)	(14.0%)	17,233	16,972	261	1.5%
Deductible	1,642	2,199	(557)	(25.3%)	4,120	5,276	(1,156)	(21.9%)
Retrospective*	308	36	272	755.6%	1,646	3,073	(1,427)	(46.4%)
Other	1,741	2,220	(479)	(21.6%)	5,208	6,822	(1,614)	(23.7%)
Alternative market business	15,138	16,729	(1,591)	(9.5%)	54,879	67,035	(12,156)	(18.1%)
Change in EBUB estimate	(430)	—	(430)	nm	(1,290)	—	(1,290)	nm
Total	$62,996	$70,066	$(7,070)	(10.1%)	$199,447	$223,638	$(24,191)	(10.8%)
*The change in retrospectively-related policies included adjustments that increased premium by $0.1 million and decreased premium by $1.6 million for the three and nine months ended September 30, 2020, respectively, as compared to a decrease in premium of $0.4 million and $1.8 million for the same respective periods of 2019.
Gross premiums written in our traditional business decreased during the three and nine months ended September 30, 2020 as compared to the same periods of 2019, which primarily reflected renewal rate decreases, retention losses and a reduction in audit premium and new business. Additionally, the 2020 three- and nine-month periods reflect a decrease in our EBUB estimate of $0.4 million and $1.3 million, respectively. Renewal rate decreases were 3% and 4% during the three and nine months ended September 30, 2020, respectively, as compared to decreases of 4% and 3% for the same respective periods in 2019. Renewal retention was 84% and 85% for the 2020 three- and nine-month periods, respectively, as compared to 81% for each of the 2019 three- and nine-month periods.
Gross premiums written in our alternative market business decreased during the three and nine months ended September 30, 2020 as compared to the same periods of 2019, which primarily reflected renewal rate decreases, retention losses and a decrease in audit premium. The 2020 nine-month period reflected the reduction in premium funding for one of our large alternative market programs (see further discussion in our Segment Results - Segregated Portfolio Cell Reinsurance section that follows). Renewal rate decreases were 1% and 4% for the three and nine months ended September 30, 2020, respectively, as compared to 5% and 4% for the same periods in 2019. Retention in our alternative market business was 90% and 83% for the three and nine months ended September 30, 2020, respectively, as compared to 96% and 93% for the same respective periods of 2019. Renewal rate decreases and retention losses were partially offset by new business of $1.2 million and $3.0 million for the three and nine months ended September 30, 2020, respectively. We retained 100% of the 17 workers' compensation alternative market programs up for renewal during the nine months ended September 30, 2020. During the second quarter of 2020, we added one new workers' compensation alternative market program at Inova Re with $0.3 million and $0.9 million in premiums written during the three and nine months ended September 30, 2020, respectively.
Our traditional and alternative market premiums written were impacted by reductions in payroll exposure and policy cancellations related to the economic impact of COVID-19. Reductions in payroll exposure and policy cancellations related to the economic impact of COVID-19 reduced premiums written by approximately $2.3 million and $1.1 million, respectively, for the nine months ended September 30, 2020. We expect continued downward pressure in future quarters on our workers' compensation premium resulting from further reductions in insured payroll exposure; however, the length and magnitude of such changes depends on future developments, which are highly uncertain and cannot be predicted.

New business, audit premium, retention and renewal price changes for both the traditional business and the alternative market business are shown in the tables below:

	Three Months Ended September 30
	2020			2019
($ in millions)	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results
New business	$6.2	$1.2	$7.4	$10.5	$0.8	$11.3
Audit premium (including EBUB)	$(1.3)	$(0.3)	$(1.6)	$1.4	$0.4	$1.8
Retention rate (1)	84%	90%	86%	81%	96%	84%
Change in renewal pricing (2)	(3%)	(1%)	(3%)	(4%)	(5%)	(4%)

	Nine Months Ended September 30
	2020			2019
($ in millions)	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results
New business	$20.0	$3.0	$23.0	$22.3	$3.0	$25.3
Audit premium (including EBUB)	$(0.8)	$(0.5)	$(1.3)	$2.3	$1.3	$3.6
Retention rate (1)	85%	83%	85%	81%	93%	84%
Change in renewal pricing (2)	(4%)	(4%)	(4%)	(3%)	(4%)	(3%)

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

Ceded Premiums Written
Ceded premiums written were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2020	2019	Change		2020	2019	Change
Premiums ceded to SPCs	$15,057	$16,706	$(1,649)	(9.9%)	$52,110	$64,610	$(12,500)	(19.3%)
Premiums ceded to external reinsurers	2,900	3,471	(571)	(16.5%)	8,951	10,287	(1,336)	(13.0%)
Premiums ceded to unaffiliated captive insurers	81	23	58	252.2%	2,769	2,425	344	14.2%
Change in return premium estimate under external reinsurance	200	203	(3)	(1.5%)	247	215	32	14.9%
Total ceded premiums written	$18,238	$20,403	$(2,165)	(10.6%)	$64,077	$77,537	$(13,460)	(17.4%)
Our Workers' Compensation Insurance segment cedes alternative market business under a 100% quota share reinsurance agreement, net of a ceding commission, to SPCs in our Segregated Portfolio Cell Reinsurance segment and, to a limited extent, to an unaffiliated captive insurer. The decrease in premiums ceded to SPCs during the three and nine months ended September 30, 2020 reflects the reduction in alternative market gross premiums written as discussed above under the heading "Gross Premiums Written".
Under our external reinsurance agreement for traditional business, we retain the first $0.5 million in risk insured by us and cede losses in excess of this amount on each loss occurrence under our primary external reinsurance treaty, subject to an AAD. The AAD for the contract year effective May, 1 2019 was $3.9 million, or approximately 2.1% of subject earned premium. Effective May 1, 2020, our primary reinsurance layer was renewed at a slightly higher rate than the expiring year, with an increase in the AAD to 3.16% of subject earned premium, in excess of the $0.5 million retention per loss occurrence. Per our reinsurance agreements, we cede premiums related to our traditional business on an earned premium basis. The decrease in premiums ceded to external reinsurers during the 2020 three- and nine-month periods primarily reflected the decrease in traditional earned premium.

Changes in the return premium estimate reflected the loss experience under the reinsurance contract for the three and nine months ended September 30, 2020 and 2019. The change in estimated return premium for the three and nine months ended September 30, 2020 reflected prior year loss development on previously reported reinsured claims.
Ceded Premiums Ratio
Ceded premiums ratio was as follows:

	Three Months Ended September 30				Nine Months Ended September 30
	2020	2019	Change		2020	2019	Change
Ceded premiums ratio, as reported	32.3%	33.5%	(1.2	pts)	32.5%	34.1%	(1.6	pts)
Less the effect of:
Premiums ceded to SPCs (100%)	24.1%	25.4%	(1.3	pts)	24.5%	26.2%	(1.7	pts)
Retrospective premium adjustments	—%	—%	—		0.1%	0.1%	—
Premiums ceded to unaffiliated captive insurers (100%)	1.4%	1.2%	0.2	pts	1.4%	1.1%	0.3	pts
Change in EBUB	0.1%	—%	0.1	pts	0.1%	—%	0.1	pts
Return premium estimated under external reinsurance	0.4%	0.4%	—		0.1%	0.1%	—
Assumed premiums earned (not ceded to external reinsurers)	(0.2%)	(0.3%)	0.1	pts	(0.2%)	(0.3%)	0.1	pts
Ceded premiums ratio (related to external reinsurance), less the effects of above	6.5%	6.8%	(0.3	pts)	6.5%	6.9%	(0.4	pts)
The above table reflects ceded premiums earned as a percent of gross premiums earned. As discussed above, we cede premiums related to our traditional business to external reinsurers on an earned premium basis. The ceded premiums ratio for the three and nine months ended September 30, 2020 primarily reflects the reinsurance rates in effect for the contract period beginning May 1, 2020.
Net Premiums Earned
Net premiums earned consist of gross premiums earned less the portion of earned premiums that we cede to SPCs in our Segregated Portfolio Cell Reinsurance segment, external reinsurers and the unaffiliated captive insurer. Because premiums are generally earned pro rata over the entire policy period, fluctuations in premiums earned tend to lag those of premiums written. Our workers’ compensation policies are twelve month term policies, and premiums are earned on a pro rata basis over the policy period. Net premiums earned also include premium adjustments related to the audit of our insureds' payrolls, changes in our EBUB premium estimate and premium adjustments related to retrospectively-rated policies. Payroll audits are conducted subsequent to the end of the policy period and any related adjustments are recorded as fully earned in the current period. In addition, we record an estimate for EBUB premium and evaluate the estimate on a quarterly basis.
Net premiums earned were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2020	2019	Change		2020	2019	Change
Gross premiums earned	$62,807	$74,403	$(11,596)	(15.6%)	$191,849	$215,561	$(23,712)	(11.0%)
Less: Ceded premiums earned	20,291	24,926	(4,635)	(18.6%)	62,412	73,571	(11,159)	(15.2%)
Net premiums earned	$42,516	$49,477	$(6,961)	(14.1%)	$129,437	$141,990	$(12,553)	(8.8%)
The decrease in net premiums earned during the three and nine months ended September 30, 2020 primarily reflected the pro rata effect of a reduction in net premiums written during the preceding twelve months, the impact of retrospectively-rated policy adjustments and the reduction in our EBUB premium estimate. We reduced our EBUB premium estimate by $0.4 million and $1.3 million during the three and nine months ended September 30, 2020, respectively, which primarily reflected a reduction in earned payroll exposure. As a result of the economic impact of COVID-19, we expect future reductions in payroll exposure related to in-force policies that could result in a significant decrease in audit premium and our EBUB estimate. We will continue to monitor and adjust the estimate, if necessary, based on changes in insured payrolls and economic conditions, as experience develops or new information becomes known; however, the length and magnitude of such changes depends on future developments, which are highly uncertain and cannot be predicted. There was no adjustment to our EBUB premium estimate during the three and nine months ended September 30, 2019. Premium adjustments related to retrospectively-rated policies increased premiums by $0.1 million and decreased premiums by $1.6 million for the three and nine months ended

September 30, 2020, respectively, as compared to a decrease in premiums of $0.4 million and $1.8 million for the same respective periods of 2019.
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

	Three Months Ended September 30				Nine Months Ended September 30
	2020	2019	Change		2020	2019	Change
Calendar year net loss ratio	62.2%	65.4%	(3.2	pts)	65.4%	65.8%	(0.4	pts)
Less impact of prior accident years on the net loss ratio	(4.7%)	(2.8%)	(1.9	pts)	(3.8%)	(2.4%)	(1.4	pts)
Current accident year net loss ratio	66.9%	68.2%	(1.3	pts)	69.2%	68.2%	1.0	pts
The increase in the current accident year loss ratio for the nine months ended September 30, 2020 primarily reflected the continuation of intense price competition and the resulting renewal rate decreases, partially offset by favorable trends in claim closing patterns that reduced loss development factors. During the third quarter of 2020, we reduced our accident year loss ratio for the nine months ended September 30, 2020 to 69.2%, from 70.4% as of June 30, 2020, resulting in a current quarter accident year loss ratio of 66.9% for the three months ended September 30, 2020, which primarily reflected the continuation of favorable trends in 2020, including lower claims frequency and severity. As a result of the COVID-19 pandemic, we have observed a reduction in claims frequency and, while we did reduce our current accident year loss ratio in the third quarter of 2020, we continue to remain cautious in our evaluation of the current accident year reserve due to uncertainty surrounding the length and severity of the pandemic, as well as legislative and regulatory bodies in certain states changing or attempting to change compensability requirements and presumptions for certain types of workers related to COVID-19 claims. If successful, these endeavors could result in an increase in claims frequency and severity which may result in a higher current accident year net loss ratio in future quarters. Furthermore, the current economic conditions resulting from the COVID-19 pandemic have introduced significant risk of a prolonged recession, which could have an adverse impact on our return to wellness efforts and the ability of injured workers to return to work, resulting in a potential reduction in favorable claim trends in future periods.
Calendar year incurred losses (excluding IBNR) ceded to our external reinsurers decreased $3.5 million and $2.8 million for the three and nine months ended September 30, 2020, respectively, as compared to the same periods of 2019. Current accident year ceded incurred losses decreased $2.1 million during both the three and nine months ended September 30, 2020, respectively, as compared to the same periods of 2019. The decrease in ceded incurred losses for both the three and nine months ended September 30, 2020 reflects lower severity-related claim activity in 2020.
We recognized net favorable prior year development related to our previously established reserve of $2.0 million and $5.0 million for the three and nine months ended September 30, 2020, respectively, as compared to $1.4 million and $3.4 million for the same respective periods of 2019. The net favorable prior year reserve development for the three and nine months ended September 30, 2020 reflected overall favorable trends in claim closing patterns. Net favorable development for the 2020 three-month period was primarily related to the 2013 and 2015 accident years and accident years prior to 2010. Net favorable development for the 2020 nine-month period was primarily related to the 2013 through 2016 accident years and accident years prior to 2010. Net favorable development for the three and nine months ended September 30, 2019 included $0.4 million and $1.2 million, respectively, related to the amortization of purchase accounting adjustments, which were fully amortized at December 31, 2019.

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
Our Workers' Compensation Insurance segment underwriting, policy acquisition and operating expenses were comprised as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2020	2019	Change		2020	2019	Change
DPAC amortization	$8,410	$9,021	$(611)	(6.8%)	$23,547	$26,072	$(2,525)	(9.7%)
Management fees	476	525	(49)	(9.3%)	1,505	1,677	(172)	(10.3%)
Other underwriting and operating expenses	10,131	9,939	192	1.9%	29,468	29,122	346	1.2%
SPC ceding commission offset	(4,034)	(4,590)	556	(12.1%)	(11,916)	(13,415)	1,499	(11.2%)
Total	$14,983	$14,895	$88	0.6%	$42,604	$43,456	$(852)	(2.0%)
The decrease in DPAC amortization for the three and nine months ended September 30, 2020 as compared to the same periods in 2019 primarily reflects the decrease in net premiums earned. The increase in other underwriting and operating expenses for the three and nine months ended September 30, 2020 primarily reflected one-time costs of $0.9 million primarily comprised of employee severance costs associated with the restructuring of our workers' compensation business during the current period, partially offset by a decrease in employee benefit and travel-related costs. The decrease in travel-related costs for the three and nine months ended September 30, 2020 are directly attributable to COVID-19, as company business travel has been substantially reduced.
As previously discussed, alternative market premiums written through our Workers' Compensation Insurance segment's alternative market business unit are 100% ceded, less a ceding commission, to either the SPCs in our Segregated Portfolio Cell Reinsurance segment or, to a limited extent, an unaffiliated captive insurer. The ceding commission consists of an amount for fronting fees, cell rental fees, commissions, premium taxes and risk management fees. The fronting fees, commissions, premium taxes and risk management fees are recorded as an offset to underwriting, policy acquisition and operating expenses. Cell rental fees are recorded as a component of other income and claims administration fees are recorded as ceded ULAE. SPC ceding commissions earned decreased for the three and nine months ended September 30, 2020 as compared to the same respective periods of 2019, primarily reflecting the decrease in alternative market ceded earned premium.
Underwriting Expense Ratio (the Expense Ratio)
The underwriting expense ratio included the impact of the following:

	Three Months Ended September 30				Nine Months Ended September 30
	2020	2019	Change		2020	2019	Change
Underwriting expense ratio, as reported	35.2%	30.1%	5.1	pts	32.9%	30.6%	2.3
Less estimated ratio increase (decrease) attributable to:
Impact of ceding commissions received from SPCs	2.6%	2.6%	—		3.1%	2.9%	0.2
Retrospective premium adjustment	—%	0.1%	(0.1	pts)	0.3%	0.2%	0.1
Impact of audit premium	0.7%	(0.6%)	1.3	pts	0.3%	(0.3%)	0.6
Impact of return premium estimate	0.1%	0.1%	—		—%	—%	—
Underwriting expense ratio, less listed effects	31.8%	27.9%	3.9	pts	29.2%	27.8%	1.4
Excluding the items noted in the table above, the increase in the expense ratio for the three and nine months ended September 30, 2020 primarily reflects the aforementioned one-time charges, costs related to the implementation of a new policy administration and claims system and, to a lesser extent, the effect of the decrease in net premiums earned.

Segment Results - Segregated Portfolio Cell Reinsurance
The Segregated Portfolio Cell Reinsurance segment reflects the results (underwriting profit or loss, plus investment results, net of U.S. federal income taxes) of SPCs at Inova Re and Eastern Re, our Cayman Islands SPC operations, as discussed in Note 13 of the Notes to Condensed Consolidated Financial Statements. SPCs are segregated pools of assets and liabilities that provide an insurance facility for a defined set of risks. Assets of each SPC are solely for the benefit of that individual cell and each SPC is solely responsible for the liabilities of that individual cell. Assets of one SPC are statutorily protected from the creditors of the others. Each SPC is owned, fully or in part, by an agency, group or association and the results of the SPCs are attributable to the participants of that cell. We participate to a varying degree in the results of selected SPCs and, for the SPCs in which we participate, our participation interest ranges from a low of 20% to a high of 85%. SPC results attributable to external cell participants are reflected as SPC dividend (expense) income in our Segregated Portfolio Cell Reinsurance segment. In addition, our Segregated Portfolio Cell Reinsurance segment includes the investment results of the SPCs as the investments are solely for the benefit of the cell participants and investment results attributable to external cell participants are reflected in the SPC dividend (expense) income. As of September 30, 2020, there were 27 (24 active) SPCs. The SPCs assume workers' compensation insurance, healthcare professional liability insurance or a combination of the two from our Workers' Compensation Insurance and Specialty P&C segments. As of September 30, 2020, there were two SPCs that assumed both workers' compensation insurance and healthcare professional liability insurance and one SPC that assumed only healthcare professional liability insurance.
Segment results reflects our share of the underwriting and investment results of the SPCs in which we participate, and included the following:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2020	2019	Change		2020	2019	Change
Net premiums written	$14,011	$15,268	$(1,257)	(8.2%)	$51,246	$62,886	$(11,640)	(18.5%)

Net premiums earned	$16,052	$19,779	$(3,727)	(18.8%)	$49,780	$58,566	$(8,786)	(15.0%)
Net investment income	273	445	(172)	(38.7%)	832	1,261	(429)	(34.0%)
Net realized gains (losses)	1,495	(98)	1,593	(1,625.5%)	894	1,949	(1,055)	(54.1%)
Other income	12	176	(164)	(93.2%)	203	397	(194)	(48.9%)
Net losses and loss adjustment expenses	(6,858)	(9,778)	2,920	(29.9%)	(23,890)	(40,496)	16,606	(41.0%)
Underwriting, policy acquisition and operating expenses	(5,036)	(5,951)	915	(15.4%)	(15,474)	(17,091)	1,617	(9.5%)
SPC U.S. federal income tax expense(1)	(871)	—	(871)	nm	(1,573)	—	(1,573)	nm
SPC net results	5,067	4,573	494	10.8%	10,772	4,586	6,186	134.9%
SPC dividend (expense) income (2)	(3,854)	(3,621)	(233)	6.4%	(7,988)	(1,375)	(6,613)	480.9%
Segment results (3)	$1,213	$952	$261	27.4%	$2,784	$3,211	$(427)	(13.3%)

Net loss ratio	42.7%	49.4%	(6.7 pts)		48.0%	69.1%	(21.1 pts)
Underwriting expense ratio	31.4%	30.1%	1.3 pts		31.1%	29.2%	1.9 pts
(1) Represents the provision for U.S. federal income taxes for SPCs at Inova Re, which have elected to be taxed as a U.S. corporation under Section 953(d) of the Internal Revenue Code. U.S. federal income taxes are included in the total SPC net results and are paid by the individual SPCs.

(2) Represents the net (profit) loss due to external cell participants.
(3) Represents our share of the net profit (loss) of the SPCs in which we participate.

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
Gross, ceded and net premiums written were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2020	2019	Change		2020	2019	Change
Gross premiums written	$15,933	$17,281	$(1,348)	(7.8%)	$58,068	$70,556	$(12,488)	(17.7%)
Less: Ceded premiums written	1,922	2,013	(91)	(4.5%)	6,822	7,670	(848)	(11.1%)
Net premiums written	$14,011	$15,268	$(1,257)	(8.2%)	$51,246	$62,886	$(11,640)	(18.5%)
Gross Premiums Written
Gross premiums written reflected reinsurance premiums assumed by component as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2020	2019	Change		2020	2019	Change
Workers' compensation	$15,057	$16,706	$(1,649)	(9.9%)	$52,110	$64,610	$(12,500)	(19.3%)
Healthcare professional liability	876	575	301	52.3%	5,958	5,465	493	9.0%
Other	—	—	—	nm	—	481	(481)	nm
Gross Premiums Written	$15,933	$17,281	$(1,348)	(7.8%)	$58,068	$70,556	$(12,488)	(17.7%)
Gross premiums written for the three and nine months ended September 30, 2020 and 2019 were primarily comprised of workers' compensation coverages assumed from our Workers' Compensation Insurance segment. The decrease in gross premiums written during the three and nine months ended September 30, 2020 as compared to the same periods of 2019 primarily reflected the competitive workers’ compensation market conditions and the resulting renewal rate decreases of 1% and 4%, respectively, retention losses and a decrease in audit premium. Additionally, the decrease in gross premiums written during the 2020 nine-month period reflected a reduction in premium funding for a large workers' compensation alternative market program. We do not participate in this program; therefore, the reduction in premium funding had no effect on our share of the segment results for the nine months ended September 30, 2020. Healthcare professional liability gross premiums written increased during the 2020 three- and nine-month periods as compared to the same periods of 2019, primarily reflecting new business, partially offset by retention losses. We retained 100% of the 16 workers' compensation programs and 2 healthcare professional liability programs up for renewal during the nine months ended September 30, 2020. During the second quarter of 2020, we added one new alternative market program at Inova Re with $0.3 million and $0.9 million in premiums written during the three and nine months ended September 30, 2020, respectively.
Our workers’ compensation premiums written were impacted by reductions in payroll exposure and policy cancellations related to the economic impact of COVID-19, and we expect continued downward pressure in future quarters on our workers' compensation premium resulting from further reductions in insured payroll exposure; however, the length and magnitude of such changes depends on future developments, which are highly uncertain and cannot be predicted.

New business, audit premium, retention and renewal price changes for the assumed workers' compensation premium is shown in the table below:

	Three Months Ended September 30		Nine Months Ended September 30
($ in millions)	2020	2019	2020	2019
New business	$1.2	$0.8	$3.0	$3.0
Audit premium (including EBUB)	$(0.3)	$0.4	$(0.5)	$1.3
Retention rate (1)	90%	96%	83%	93%
Change in renewal pricing (2)	(1%)	(5%)	(4%)	(4%)
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

Ceded Premiums Written
Ceded premiums written were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2020	2019	Change		2020	2019	Change
Ceded premiums written	$1,922	$2,013	$(91)	(4.5%)	$6,822	$7,670	$(848)	(11.1%)
For the workers' compensation business, each SPC has in place its own external reinsurance arrangements. The healthcare professional liability business is assumed net of reinsurance from our Specialty P&C segment; therefore, there are no ceded premiums related to the healthcare professional liability business reflected in the table above. The risk retention for each loss occurrence for the workers' compensation business ranges from $0.3 million to $0.4 million based on the program, with limits up to $119.7 million. In addition, each program has aggregate reinsurance coverage between $1.1 million and $2.1 million on a program year basis. Per the SPC external reinsurance agreements, premiums are ceded on a written premium basis and changes in ceded premiums written during the 2020 three- and nine-month periods primarily reflected changes in workers' compensation gross premiums written as compared to the same respective periods in 2019. External reinsurance rates vary based on the alternative market program.
Ceded Premiums Ratio
Ceded premiums ratio was as follows:

	Three Months Ended September 30			Nine Months Ended September 30
	2020	2019	Change	2020	2019	Change
Ceded premiums ratio	12.8%	12.0%	0.8 pts	13.1%	11.9%	1.2 pts
The above table reflects ceded premiums as a percent of gross premiums written for the workers' compensation business only; healthcare professional liability business is assumed net of reinsurance, as discussed above. The ceded premiums ratio reflects the weighted average reinsurance rates of all SPC programs. The increase in the ceded premiums ratio for the three and nine months ended September 30, 2020 primarily reflects an increase in reinsurance rates for programs renewing on or after May 1, 2020. For the 2020 nine-month period, the increase also reflected the reduction in premium funding for a large workers' compensation alternative market program (see previous discussion under the heading "Gross Premiums Written"). The reinsurance costs associated with this program are fixed, which resulted in an increase in the ceded ratio.

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
Gross, ceded and net premiums earned were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2020	2019	Change		2020	2019	Change
Gross premiums earned	$18,175	$22,218	$(4,043)	(18.2%)	$56,277	$65,856	$(9,579)	(14.5%)
Less: Ceded premiums earned	2,123	2,439	(316)	(13.0%)	6,497	7,290	(793)	(10.9%)
Net premiums earned	$16,052	$19,779	$(3,727)	(18.8%)	$49,780	$58,566	$(8,786)	(15.0%)
The decrease in net premiums earned during the three and nine months ended September 30, 2020 primarily reflected the pro rata effect of a reduction in net premiums written during the preceding twelve months and, for the 2020 nine-month period, the reduction in premium funding for a large workers' compensation alternative market program compensation alternative market program (see previous discussion under the heading "Gross Premiums Written").
Net Investment Income and Net Realized Investment Gains (Losses)
Net investment income for the three and nine months ended September 30, 2020 and 2019 was primarily attributable to interest earned on available-for-sale fixed maturity investments, which primarily includes investment-grade corporate debt securities. We recognized $1.5 million and $0.9 million of net realized investment gains during the three and nine months ended September 30, 2020, respectively, driven by an increase in fair value on our equity portfolio due to an improvement in the global financial markets since the first quarter of 2020, which was depressed due to the onset of COVID-19. We recognized $0.1 million of net realized investment losses during the three months ended September 30, 2019 and $1.9 million of net realized investment gains during the nine months ended September 30, 2019 driven by changes in the fair value of our equity securities portfolio.
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
Calendar year and current accident year net loss ratios for the three months ended September 30, 2020 and 2019 was as follows:

	Three Months Ended September 30
	2020	2019	Change
Calendar year net loss ratio	42.7%	49.4%	(6.7	pts)
Less impact of prior accident years on the net loss ratio	(24.6%)	(16.7%)	(7.9	pts)
Current accident year net loss ratio	67.3%	66.1%	1.2	pts
The increase in the current accident year net loss ratio for the 2020 three-month period primarily reflects the impact of the continuation of intense price competition and resulting renewal rate decreases, partially offset by favorable claim trends and lower severity-related claim activity.
For the nine months ended September 30, 2019, our Segregated Portfolio Cell Reinsurance segment net loss ratios were affected by a $10 million reserve that an SPC at Eastern Re established during the second quarter of 2019. This SPC had previously assumed an errors and omissions liability policy that provides coverage for losses up to a lifetime maximum of $10 million from a captive insurer unaffiliated with ProAssurance. During the second quarter of 2019, a claim was filed under this policy that met the lifetime maximum limit and, accordingly, a $10 million reserve was recorded. We do not participate in the SPC that assumed this policy; therefore, these losses were attributable to the external cell participants as reflected in the SPC dividend expense (income) and had no effect on our Segregated Portfolio Cell Reinsurance segment results for the nine months ended September 30, 2019. Given the significance of this event, we have removed the impact of the policy from each of the ratios below (as shown in the columns labeled "Adjusted") in order to assist in the comparability between periods. Calendar year and current accident year net loss ratios for the nine months ended September 30, 2020 and 2019 was as follows:

	Nine Months Ended September 30
	2020	2019				Change
	As reported	As reported	E&O Reserve Impact		Adjusted	As reported		Adjusted
Calendar year net loss ratio	48.0%	69.1%	16.6	pts	52.5%	(21.1	pts)	(4.5	pts)
Less impact of prior accident years on the net loss ratio	(15.3%)	(13.4%)	0.1	pts	(13.5%)	(1.9	pts)	(1.8	pts)
Current accident year net loss ratio	63.3%	82.5%	16.5	pts	66.0%	(19.2	pts)	(2.7	pts)
Excluding the impact of the errors and omissions liability policy, as previously discussed and as shown in the table above, the current accident year net loss ratio for the 2020 nine-month period decreased 2.7 percentage points as compared to the same respective period of 2019. The decrease during the 2020 nine-month period primarily reflected overall favorable trends in workers' compensation claim closing patterns, including lower severity, partially offset by the effect of the continuation of intense price competition and the resulting renewal rate decreases. As a result of the COVID-19 pandemic, legislative and regulatory bodies in certain states have changed or are attempting to change compensability requirements and presumptions for certain types of workers related to COVID-19 claims. If successful, these endeavors could result in an increase in claims frequency and severity which may result in a higher current accident year net loss ratio in future quarters.
Calendar year ceded incurred losses (excluding IBNR) ceded to our external reinsurers decreased $2.2 million and $3.9 million for the 2020 three- and nine-month periods, respectively, as compared to the same periods of 2019. Current accident year ceded incurred losses decreased $1.8 million and $2.0 million for the 2020 three- and nine-month periods, respectively, as compared to the same respective periods of 2019.
We recognized net favorable prior year reserve development of $4.0 million and $7.6 million for the three and nine months ended September 30, 2020, respectively, and $3.3 million and $7.8 million for the same periods of 2019. The net favorable prior year reserve development for the three and nine months ended September 30, 2020 included $4.0 million and $6.6 million related to the workers’ compensation business, respectively. In addition, net favorable prior year reserve development for the nine months ended September 30, 2020 included $1.0 million related to the healthcare professional liability business. Development recognized for the three and nine months ended September 30, 2020 primarily reflected the overall favorable trends in claim closing patterns in the 2016 through 2018 accident years. The current economic conditions resulting from the COVID-19 pandemic have introduced significant risk of a prolonged recession, which could have an adverse impact on our return to wellness efforts and the ability of injured workers to return to work, resulting in a potential reduction in favorable claim trends in future periods.
Underwriting, Policy Acquisition and Operating Expenses
Our Segregated Portfolio Cell Reinsurance segment underwriting, policy acquisition and operating expenses were comprised as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2020	2019	Change		2020	2019	Change
DPAC amortization	$4,714	$5,493	$(779)	(14.2%)	$14,787	$16,159	$(1,372)	(8.5%)
Other underwriting and operating expenses	322	458	(136)	(29.7%)	687	932	(245)	(26.3%)
Total	$5,036	$5,951	$(915)	(15.4%)	$15,474	$17,091	$(1,617)	(9.5%)
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
Other underwriting and operating expenses primarily include bank fees, professional fees and bad debt expense. The decrease in other underwriting and operating expenses for the three and nine months ended September 30, 2020 as compared to the same periods in 2019 primarily reflected recoveries of premiums receivables previously written off, which resulted in an adjustment to our allowance for expected credit losses.

Underwriting Expense Ratio (the Expense Ratio)
The underwriting expense ratio included the impact of the following:

	Three Months Ended September 30			Nine Months Ended September 30
	2020	2019	Change	2020	2019	Change
Underwriting expense ratio, as reported	31.4%	30.1%	1.3 pts	31.1%	29.2%	1.9 pts
Less: impact of audit premium on expense ratio	0.6%	(0.5%)	1.1 pts	0.4%	(0.5%)	0.9 pts
Underwriting expense ratio, excluding the effect of audit premium	30.8%	30.6%	0.2 pts	30.7%	29.7%	1.0 pts
Excluding the effect of audit premium, the underwriting expense ratio primarily reflected the weighted average ceding commission percentage of all SPC programs. The increase in the expense ratio during the 2020 three- and nine-month periods was driven by the effect of a reduction in net premiums earned, as previously discussed. Additionally, the increase in the expense ratio during the 2020 nine-month period reflected the impact of the reduction in premium funding for a large workers' compensation alternative market program as the ceding commissions associated with this program are fixed and do not vary directly with changes in premium (see previous discussion under the heading "Gross Premiums Written").
SPC U.S. Federal Income Tax Expense
The SPCs at Inova Re have made a 953(d) election under the U.S. Internal Revenue Code and are subject to U.S. federal income tax. U.S. federal income taxes incurred totaled $0.9 million and $1.6 million for the three and nine months ended September 30, 2020, respectively. There was no provision for U.S. federal income taxes for the three and nine months ended September 30, 2019. U.S. federal income taxes are included in the total SPC net results and are paid by the individual SPCs.

Segment Results - Lloyd's Syndicates
Our Lloyd's Syndicates segment includes the results from our participation in certain Syndicates at Lloyd's of London. In addition to our participation in Syndicate results, we have investments in and other obligations to our Lloyd's Syndicates consisting of a Syndicate Credit Agreement and FAL requirements. For the 2020 underwriting year, our FAL was comprised of investment securities and cash and cash equivalents deposited with Lloyd's which at September 30, 2020 had a fair value of approximately $105.8 million, as discussed in Note 3 of the Notes to Condensed Consolidated Financial Statements. During the third quarter of 2020, we received a return of approximately $32.3 million of cash and cash equivalents from our FAL balances given the reduction in our participation in the results of Syndicate 1729 for the 2020 underwriting year to 29% from 61%.
We normally report results from our involvement in Lloyd's Syndicates on a quarter lag, except when information is available that is material to the current period. Furthermore, the investment results associated with our FAL investments and certain U.S. paid administrative expenses are reported concurrently as that information is available on an earlier time frame.
Lloyd's Syndicate 1729. We provide capital to Syndicate 1729, which covers a range of property and casualty insurance and reinsurance lines in both the U.S. and international markets. The remaining capital for Syndicate 1729 is provided by unrelated third parties, including private names and other corporate members. As previously discussed, we decreased our participation in the results of Syndicate 1729 for the 2020 underwriting year to reduce our exposure and the associated earnings volatility. Due to the quarter lag, this reduced participation was not reflected in our results until the second quarter of 2020. Syndicate 1729's maximum underwriting capacity for the 2020 underwriting year is £135 million (approximately $174 million based on September 30, 2020 exchange rates), of which £39 million (approximately $50 million based on September 30, 2020 exchange rates) is our allocated underwriting capacity.
Lloyd's Syndicate 6131. We are the sole (100%) capital provider to an SPA, Syndicate 6131, which focuses on contingency and specialty property business in both the U.S. and international markets. For the 2020 underwriting year, Syndicate 6131 has a maximum underwriting capacity of £12 million (approximately $16 million based on September 30, 2020 exchange rates). As an SPA, Syndicate 6131 underwrites on a quota share basis with Syndicate 1729. Effective July 1, 2020, Syndicate 6131 entered into a quota share reinsurance agreement with an unaffiliated insurer. Under this agreement, Syndicate 6131 will cede essentially half of the premium assumed from Syndicate 1729 to the unaffiliated insurer. Due to the quarter lag, the effect of this reinsurance arrangement will not be reflected in our results until the fourth quarter of 2020.
In addition to the results of our participation in Lloyd's Syndicates, as discussed above, our Lloyd's Syndicates segment also includes 100% of the results of our wholly owned subsidiaries that support our operations at Lloyd's. For the three and nine months ended September 30, 2020 and 2019, the results of our Lloyd's Syndicates segment were as follows:

	Three Months Ended September 30					Nine Months Ended September 30
($ in thousands)	2020	2019	Change			2020	2019	Change
Gross premiums written	$23,862	$30,427	$(6,565)		(21.6%)	$72,441	$83,247	$(10,806)		(13.0%)
Ceded premiums written	(4,770)	(8,599)	3,829		(44.5%)	(13,172)	(21,660)	8,488		(39.2%)
Net premiums written	$19,092	$21,828	$(2,736)		(12.5%)	$59,269	$61,587	$(2,318)		(3.8%)

Net premiums earned	$18,142	$21,295	$(3,153)		(14.8%)	$61,186	$57,215	$3,971		6.9%
Net investment income	951	1,077	(126)		(11.7%)	3,236	3,282	(46)		(1.4%)
Net realized gains (losses)	489	285	204		71.6%	1,100	725	375		51.7%
Other income (loss)	411	(165)	576		349.1%	219	(278)	497		178.8%
Net losses and loss adjustment expenses	(9,317)	(11,907)	2,590		(21.8%)	(39,432)	(34,640)	(4,792)		13.8%
Underwriting, policy acquisition and operating expenses	(6,938)	(9,411)	2,473		(26.3%)	(23,373)	(25,445)	2,072		(8.1%)
Income tax benefit (expense)	—	161	(161)		nm	29	161	(132)		(82.0%)
Segment results	$3,738	$1,335	$2,403		180.0%	$2,965	$1,020	$1,945		190.7%

Net loss ratio	51.4%	55.9%	(4.5	pts)		64.4%	60.5%	3.9	pts
Underwriting expense ratio	38.2%	44.2%	(6.0	pts)		38.2%	44.5%	(6.3	pts)

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
Gross premiums written during the nine months ended September 30, 2020 consisted of property insurance coverages (41% of total gross premiums written), casualty coverages (30%), catastrophe reinsurance coverages (14%), specialty property coverages (9%), contingency coverages (4%) and property reinsurance coverages (2%). The decrease in gross premiums written during the 2020 three- and nine-month periods as compared to the same respective periods of 2019 was primarily driven by our decreased participation in the results of Syndicate 1729, partially offset by volume increases on renewal business and renewal pricing increases, primarily property insurance coverages, as well as new business written, primarily property insurance and casualty coverages.
Ceded Premiums Written
Syndicate 1729 utilizes reinsurance to provide the capacity to write larger limits of liability on individual risks, to provide protection against catastrophic loss and to provide protection against losses in excess of policy limits. Ceded premiums written decreased for the three and nine months ended September 30, 2020 as compared to the same periods of 2019 primarily driven by our decreased participation in the results of Syndicate 1729. In addition, the decrease in ceded premiums written during the 2020 nine-month period as compared to the same period of 2019 included the effect of a revision to the Syndicates' estimates of premiums due to reinsurers during the first quarter of 2019.
Net Premiums Earned
Net premiums earned consist of gross premiums earned less the portion of earned premiums that the Syndicates cede to reinsurers for their assumption of a portion of losses. Premiums written through open-market channels are generally earned pro rata over the entire policy period, which is predominately twelve months, whereas premiums written through delegated underwriting authority arrangements are earned over twenty-four months. Therefore, net premiums earned is affected by shifts in the mix of policies written between the open-market and delegated underwriting authority arrangements. Additionally, net premiums earned consists of a mix of policies earned from different open underwriting years. As previously discussed, we participate to a varying degree in each open underwriting year which may cause fluctuations in premiums earned. Furthermore, fluctuations in premiums earned tend to lag those of premiums written. Premiums for certain policies and assumed reinsurance contracts are reported subsequent to the coverage period and/or may be subject to adjustment based on loss experience. These premium adjustments are earned when reported, which can result in further fluctuation in earned premium.
Gross, ceded and net premiums earned were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2020	2019	Change		2020	2019	Change
Gross premiums earned	$22,777	$26,399	$(3,622)	(13.7%)	$77,309	$72,225	$5,084	7.0%
Less: Ceded premiums earned	4,635	5,104	(469)	(9.2%)	16,123	15,010	1,113	7.4%
Net premiums earned	$18,142	$21,295	$(3,153)	(14.8%)	$61,186	$57,215	$3,971	6.9%
The decrease in gross premiums earned during the three months ended September 30, 2020 as compared to the same period of 2019 was driven by our decreased participation in Syndicate 1729, somewhat offset by the pro rata effect of higher premiums written during the preceding twelve months, primarily property insurance coverages. Gross premiums earned increased during the nine months ended September 30, 2020 as compared to the same period of 2019 driven by the pro rata effect of higher premiums written during the preceding twelve months, primarily property insurance coverages. The increase in gross premiums earned during the nine months ended September 30, 2020 was partially offset by our decreased participation in Syndicate 1729, which was not reflected in our results until the second quarter of 2020.
The decrease in ceded premiums earned during the three months ended September 30, 2020 as compared to the same period of 2019 was driven by our decreased participation in Syndicate 1729. The increase in ceded premiums earned during the nine months ended September 30, 2020 as compared to the same period of 2019 was driven by the pro rata effect of an increase in premiums ceded under reinsurance arrangements during the preceding twelve months due to the increase in gross premiums earned, as previously discussed.

Net Losses and Loss Adjustment Expenses
Losses for the period were primarily recorded using the loss assumptions by risk category incorporated into the business plans submitted to Lloyd's for Syndicate 1729 and Syndicate 6131 with consideration given to loss experience incurred to date. The assumptions used in each business plan were consistent with loss results reflected in Lloyd's historical data for similar risks. The loss ratios may fluctuate due to the mix of earned premium and the timing of earned premium adjustments (see discussion in this section under the heading "Net Premiums Earned"). Premium and exposure for some of Syndicate 1729's insurance policies and reinsurance contracts are initially estimated and subsequently adjusted over an extended period of time as underlying premium reports are received from cedants and insureds. When reports are received, the premium, exposure and corresponding loss estimates are revised accordingly. Changes in loss estimates due to premium or exposure fluctuations are incurred in the accident year in which the premium is earned.
The following table summarizes calendar year net loss ratios by separating losses between the current accident year and all prior accident years. Net loss ratios for the period were as follows:

	Net Loss Ratios
	Three Months Ended September 30			Nine Months Ended September 30
	2020	2019	Change	2020	2019	Change
Calendar year net loss ratio	51.4%	55.9%	(4.5 pts)	64.4%	60.5%	3.9 pts
Less impact of prior accident years on the net loss ratio	(14.5%)	(2.4%)	(12.1 pts)	(2.1%)	—%	(2.1 pts)
Current accident year net loss ratio	65.9%	58.3%	7.6 pts	66.5%	60.5%	6.0 pts
For the three and nine months ended September 30, 2020, the current accident year net loss ratio increased 7.6 and 6.0 percentage points, respectively, as compared to the same periods of 2019. The increase in the current accident year net loss ratio for the 2020 three-month period was driven by lower reinsurance recoveries as a proportion of gross losses as compared to the prior year period associated with property and catastrophe related losses and, to a lesser extent, the effect of a decrease in net premiums earned, as previously discussed. For the 2020 nine-month period, the increase in the ratio was driven by certain property and catastrophe related losses and, to a lesser extent, contingency related losses incurred during 2020.
We recognized $2.6 million and $1.3 million of favorable prior year development for the three and nine months ended September 30, 2020, respectively, as compared to $0.5 million of favorable prior year development and a nominal amount of unfavorable prior year development for the same respective periods of 2019. The favorable development recognized during the three and nine months ended September 30, 2020 was driven by lower than expected losses and development on certain large claims, primarily property and catastrophe related losses, which resulted in favorable development with respect to a previous underwriting year.
We have exposures to potential COVID-19 claims through our participation in Syndicate 1729 and 6131. During the three and nine months ended September 30, 2020, we recognized losses related to COVID-19 of approximately $1.4 million and $2.9 million, respectively, net of reinsurance, primarily in Syndicate 6131's contingency and Syndicate 1729's casualty books of business. We are closely monitoring the impact of potential legislation or court decisions that could retroactively require Syndicate 1729 and 6131 to extend certain insurance to cover COVID-19 claims, even if the original contract excluded the cover of communicable diseases as is typical in certain policies the Syndicates write; however, to date, legislative attempts have been unsuccessful. If successful, these actions could result in an increase in claim frequency and severity due to an unintended increase in exposure for Syndicate 1729 and 6131 which could have a material effect on our financial condition, results of operations and cash flows given our participation in the Syndicates. See previous discussion in the Regulatory Environment section under the heading "COVID-19".
Underwriting, Policy Acquisition and Operating Expenses
Underwriting, policy acquisition and operating expenses decreased by $2.5 million and $2.1 million for the 2020 three- and nine-month periods, respectively, as compared to the same periods of 2019 and reflected our decreased participation in Syndicate 1729. The decrease for the 2020 nine-month period also reflected the effect of higher operational expenses incurred associated with establishing Syndicate 6131 during 2019, partially offset by an increase in DPAC amortization due to the increase in net premiums earned, as previously discussed.
For the three and nine months ended September 30, 2020, the underwriting expense ratio decreased by 6.0 and 6.3 percentage points, respectively, as compared to the same periods of 2019 driven by lower operating expenses due to our reduced participation in Syndicate 1729. Operating expenses incurred during the 2020 three- and nine-month periods primarily were related to the 2020 underwriting year for which our participation is 29%, whereas the net premiums earned during the same periods also includes premium from other open underwriting years to which we participate at a higher degree.

Investments
The change in net investment income for the 2020 and 2019 three- and nine-month periods was primarily attributable to interest earned on our FAL investments, which primarily includes investment-grade corporate debt securities. During the second quarter of 2020, certain corporate debt securities included in our FAL investments were liquidated. During the third quarter of 2020, approximately $32.3 million of cash and cash equivalents was returned to ProAssurance, as previously discussed, which is anticipated to impact the segment's net investment income in future periods. Syndicate 1729's fixed maturities portfolio includes certain debt securities classified as trading securities. Investment results associated with these fixed maturity trading securities are reported on the same quarter lag.
Taxes
The results of this segment are subject to U.K. income tax law.

Segment Results - Corporate
Our Corporate segment includes our investment operations, other than those reported in our Segregated Portfolio Cell Reinsurance and Lloyd's Syndicates segments, interest expense and U.S. income taxes as discussed in Note 13 of the Notes to Condensed Consolidated Financial Statements. Our Corporate segment also includes non-premium revenues generated outside of our insurance entities and corporate expenses. Segment results for our Corporate segment were net earnings of $17.1 million and $48.9 million for the three and nine months ended September 30, 2020, respectively, as compared to $22.4 million and $79.7 million for the same respective periods of 2019 and included the following:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2020	2019	Change		2020	2019	Change
Net investment income	$15,700	$22,159	$(6,459)	(29.1%)	$51,809	$65,495	$(13,686)	(20.9%)
Equity in earnings (loss) of unconsolidated subsidiaries	$4,853	$(1,277)	$6,130	480.0%	$(22,065)	$(7,240)	$(14,825)	(204.8%)
Net realized gains (losses)	$6,854	$947	$5,907	623.8%	$(1,844)	$44,390	$(46,234)	(104.2%)
Other income	$775	$963	$(188)	(19.5%)	$1,813	$2,701	$(888)	(32.9%)
Operating expense	$5,044	$2,682	$2,362	88.1%	$17,632	$12,676	$4,956	39.1%
Interest expense	$3,881	$4,274	$(393)	(9.2%)	$11,725	$12,850	$(1,125)	(8.8%)
Income tax expense (benefit)	$2,141	$(6,528)	$8,669	132.8%	$(48,592)	$157	$(48,749)	nm
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
Net investment income by investment category was as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2020	2019	Change		2020	2019	Change
Fixed maturities	$15,731	$17,020	$(1,289)	(7.6%)	$49,037	$49,852	$(815)	(1.6%)
Equities	706	3,943	(3,237)	(82.1%)	3,598	13,756	(10,158)	(73.8%)
Short-term investments, including Other	297	1,758	(1,461)	(83.1%)	1,995	4,874	(2,879)	(59.1%)
BOLI	655	645	10	1.6%	1,568	1,557	11	0.7%
Investment fees and expenses	(1,689)	(1,207)	(482)	39.9%	(4,389)	(4,544)	155	(3.4%)
Net investment income	$15,700	$22,159	$(6,459)	(29.1%)	$51,809	$65,495	$(13,686)	(20.9%)
Fixed Maturities
Income from our fixed maturities decreased during the 2020 three- and nine-month periods as compared to the same periods of 2019 primarily due to lower yields from our corporate debt securities, partially offset by higher average investment balances. Average investment balances were approximately 3% and 5% higher for the 2020 three- and nine-month periods, respectively, as compared to the same respective periods of 2019.
Average yields for our fixed maturity portfolio were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Average income yield	3.0%	3.4%	3.1%	3.4%
Average tax equivalent income yield	3.0%	3.4%	3.2%	3.4%
Equities
Income from our equity portfolio decreased during the 2020 three- and nine-month periods as compared to the same respective periods of 2019 which reflected a decrease in our allocation to this asset category.

Short-term Investments and Other Investments
Short-term investments, which have a maturity at purchase of one year or less are carried at fair value, which approximates their cost basis, and are primarily composed of investments in U.S. treasury obligations, commercial paper and money market funds. Income from our short-term and other investments decreased during the 2020 three- and nine-month periods as compared to the same respective periods of 2019 primarily attributable to lower yields given the actions taken by the Federal Reserve to aggressively reduce interest rates in response to COVID-19.
Equity in Earnings (Loss) of Unconsolidated Subsidiaries
Equity in earnings (loss) of unconsolidated subsidiaries was comprised as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2020	2019	Change		2020	2019	Change
All other investments, primarily investment fund LPs/LLCs	$9,387	$4,495	$4,892	108.8%	$(6,093)	$8,621	$(14,714)	(170.7%)
Tax credit partnerships	(4,534)	(5,772)	1,238	(21.4%)	(15,972)	(15,861)	(111)	0.7%
Equity in earnings (loss) of unconsolidated subsidiaries	$4,853	$(1,277)	$6,130	480.0%	$(22,065)	$(7,240)	$(14,825)	204.8%
We hold interests in certain LPs/LLCs that generate earnings from trading portfolios, secured debt, debt securities, multi-strategy funds and private equity investments. The performance of the LPs/LLCs is affected by the volatility of equity and credit markets. For our investments in LPs/LLCs, we record our allocable portion of the partnership operating income or loss as the results of the LPs/LLCs become available, typically following the end of a reporting period. The change in our investment results from our portfolio of investments in LPs/LLCs for the 2020 three- and nine-month periods as compared to the same periods of 2019 was driven by the volatility in the global financial markets related to COVID-19.
Our tax credit partnership investments are designed to generate returns in the form of tax credits and tax-deductible project operating losses and are comprised of qualified affordable housing project tax credit partnerships and a historic tax credit partnership. We account for our tax credit partnership investments under the equity method and record our allocable portion of the operating losses of the underlying properties based on estimates provided by the partnerships. For our qualified affordable housing project tax credit partnerships, we adjust our estimates of our allocable portion of operating losses periodically as actual operating results of the underlying properties become available. Our historic tax credit partnership is short-term in nature and the remaining operating losses, up to our total current funded commitment, were recognized during the second quarter of 2020. The results from our tax credit partnership investments for the three and nine months ended September 30, 2020 reflected lower partnership operating losses during the 2020 three-month period and higher partnership operating losses during the 2020 nine-month period as compared to the same periods of 2019. In addition, based on results received, we increased our estimate of operating losses by $0.8 million and $4.2 million during the three and nine months ended September 30, 2020, respectively, as compared to $1.5 million and $3.0 million during the same periods of 2019.
The tax benefits received from our tax credit partnerships, which are not reflected in our investment results above, reduced our tax expense in 2020 and 2019 as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(In millions)	2020	2019	2020	2019
Tax credits recognized during the period	$4.5	$4.6	$13.4	$13.9
Tax benefit of tax credit partnership operating losses	$1.0	$1.2	$3.4	$3.3
Due to our consolidated loss before income taxes recognized during the three and nine months ended September 30, 2020, the tax credits generated in 2020 from our tax credit partnership investments of $4.5 million and $13.4 million, respectively, were deferred and are expected to be utilized in future periods.
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

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2020	2019	2020	2019
GAAP net investment result:
Net investment income	$15,700	$22,159	$51,809	$65,495
Equity in earnings (loss) of unconsolidated subsidiaries	4,853	(1,277)	(22,065)	(7,240)
GAAP net investment result	$20,553	$20,882	$29,744	$58,255

Pro forma tax-equivalent investment result	$20,872	$27,209	$30,705	$77,306

Reconciliation of pro forma and GAAP tax-equivalent investment result:
GAAP net investment result	$20,553	$20,882	$29,744	$58,255
Taxable equivalent adjustments, calculated using the 21% federal statutory tax rate
State and municipal bonds	143	191	461	659
BOLI	174	171	417	414
Dividends received	2	99	83	379
Tax credit partnerships*	—	5,866	—	17,599
Pro forma tax-equivalent investment result	$20,872	$27,209	$30,705	$77,306
*Due to our consolidated pre-tax loss during the three and nine months ended September 30, 2020, the tax credits recognized from our tax credit partnership investments were deferred to be utilized in future periods; therefore, there is no tax-equivalent adjustment required as tax credits had no impact on our current tax expense during the three and nine months ended September 30, 2020.

Net Realized Investment Gains (Losses)
The following table provides detailed information regarding our net realized investment gains (losses).

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2020	2019	2020	2019
Total impairment losses
Corporate debt	$—	$(66)	$(1,745)	$(202)
Portion of impairment losses recognized in other comprehensive income before taxes:
Corporate debt	—	36	237	124
Net impairment losses recognized in earnings	—	(30)	(1,508)	(78)
Gross realized gains, available-for-sale fixed maturities	3,903	651	10,573	1,877
Gross realized (losses), available-for-sale fixed maturities	(395)	(125)	(2,264)	(453)
Net realized gains (losses), equity investments	(6)	1,935	10,627	12,902
Net realized gains (losses), other investments	530	397	2,442	974
Change in unrealized holding gains (losses), equity investments	1,400	(1,427)	(21,772)	26,504
Change in unrealized holding gains (losses), convertible securities, carried at fair value as a part of other investments	1,170	(519)	(190)	2,597
Other	252	65	248	67
Net realized investment gains (losses)	$6,854	$947	$(1,844)	$44,390
We did not recognize any credit-related impairment losses in earnings or non-credit impairment losses in OCI for the three months ended September 30, 2020. For the nine months ended September 30, 2020 we recognized $1.5 million of credit-related impairment losses in earnings and a nominal amount of non-credit impairment losses in OCI. The credit-related impairment losses recognized during the 2020 nine-month period related to corporate bonds in the energy and consumer sectors. Additionally, the 2020 nine-month period included credit-related impairment losses related to four corporate bonds in various sectors, which were sold during 2020. The non-credit impairment losses recognized during the 2020 nine-month period related to three corporate bonds in the energy and consumer sectors. For the three and nine months ended September 30, 2019, we recognized a nominal amount of both credit-related impairment losses and non-credit impairment losses in OCI, both of which related to a corporate bond.
We recognized $6.9 million of net realized investment gains during the 2020 three-month period, driven primarily by gains in our available-for-sale fixed maturities due to the sale of corporate bonds and, to a lesser extent, unrealized holding gains resulting from an increase in fair value on our equity portfolio and convertible securities. We recognized $1.8 million of net realized investment losses during the 2020 nine-month period driven by unrealized holding losses resulting from decreases in the fair value on our equity portfolio due to the volatility in the global financial markets related to COVID-19 which were partially offset by realized gains on the sale of available-for-sale fixed maturities and equity investments. During the 2019 three- and nine-month periods we recognized $0.9 million and $44.4 million of net realized investment gains, respectively. Net realized investment gains for the 2019 three-month period were driven by realized gains from the sale of equity investments, partially offset by unrealized holding losses on our equity portfolio during the period. For the 2019 nine-month period, net realized investment gains were driven by unrealized holding gains on our equity portfolio and realized gains from the sale of equity investments during the period. The primary driver of the unrealized holding gains during the 2019 nine-month period was the improvement in the market since December 31, 2018, which caused our equity securities to increase in value. The most significant sectors that benefited were the financial and energy sectors.

Operating Expenses
Corporate segment operating expenses were comprised as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2020	2019	Change		2020	2019	Change
Operating expenses	$9,196	$7,056	$2,140	30.3%	$28,994	$25,083	$3,911	15.6%
Management fee offset	(4,152)	(4,374)	222	(5.1%)	(11,362)	(12,407)	1,045	(8.4%)
Segment Total	$5,044	$2,682	$2,362	88.1%	$17,632	$12,676	$4,956	39.1%
Operating expenses increased during the 2020 three- and nine-month periods as compared to the same periods of 2019 primarily due to an increase in professional fees and, to a lesser extent, an increase in share-based compensation expenses. The increase in professional fees during the 2020 three- and nine-month periods was driven by an increase in transaction-related costs associated with our planned acquisition of NORCAL (see Note 7 of the Notes to Condensed Consolidated Financial Statements) and, for the 2020 nine-month period, corporate legal expenses. The increase in share-based compensation expenses for the 2020 three- and nine-month periods as compared to the same periods of 2019 was primarily attributable to the effect of a decrease in the value of projected awards during 2019 based upon the decline of one of the associated performance metrics. In addition, the increase in operating expenses during the 2020 three- and nine-month periods included one-time costs of $0.5 million primarily comprised of employee severance and early retirement benefits granted to certain employees during the third quarter of 2020. The increase in operating expenses during the 2020 three- and nine-month periods was partially offset by a decrease in various operational expenses, primarily other compensation-related costs and, to a lesser extent, travel-related costs as a result of the COVID-19 pandemic.
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
Interest Expense
Consolidated interest expense for the three and nine months ended September 30, 2020 and 2019 was comprised as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2020	2019	Change		2020	2019	Change
Senior Notes due 2023	$3,357	$3,357	$—	—%	$10,071	$10,071	$—	—%
Revolving Credit Agreement (including fees and amortization)	312	156	156	100.0%	579	474	105	22.2%
Mortgage Loans (including amortization)*	166	351	(185)	(52.7%)	657	1,096	(439)	(40.1%)
(Gain)/loss on interest rate cap	46	410	(364)	(88.8%)	418	1,209	(791)	(65.4%)
Interest expense	$3,881	$4,274	$(393)	(9.2%)	$11,725	$12,850	$(1,125)	(8.8%)
* During each of the three and nine months ended September 30, 2019, we received a nominal cash payment associated with our interest rate cap which was recorded as a reduction to interest expense associated with our Mortgage Loans.
Consolidated interest expense decreased during the three and nine months ended September 30, 2020 as compared to the same respective periods of 2019 driven by the change in the fair value of our interest rate cap and lower interest expense on our Mortgage Loans. The interest rate cap is designated as an economic hedge of interest rate risk associated with our variable rate Mortgage Loans. Our Mortgage Loans accrue interest at three month LIBOR plus 1.325%, and the decrease in interest expense during the three and nine months ended September 30, 2020 as compared to the same respective periods of 2019 was primarily due to a decrease in the average three-month LIBOR. Interest expense on our Revolving Credit Agreement for the three and nine months ended September 30, 2020 and 2019 primarily reflected unused commitment fees as there were no outstanding borrowings during those periods. See further discussion of our outstanding debt in Note 9 of the Notes to Condensed Consolidated Financial Statements and further discussion of our interest rate cap agreement in Note 12 of the Notes to Consolidated Financial Statements in ProAssurance's December 31, 2019 report on Form 10-K.

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

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2020	2019	2020	2019
Corporate segment income tax expense (benefit)	$2,141	$(6,528)	$(48,592)	$157
Lloyd's Syndicates segment income tax expense (benefit)	—	(161)	(29)	(161)
Consolidated income tax expense (benefit)	$2,141	$(6,689)	$(48,621)	$(4)
Listed below are the primary factors affecting our consolidated effective tax rate for the three and nine months ended September 30, 2020 and 2019. The comparability of each factor's impact on our effective tax rate is affected by the consolidated pre-tax loss recognized during the three and nine months ended September 30, 2020 as compared to the consolidated pre-tax income recognized during the same periods of 2019. Factors that have the same directional impact on income tax expense in each period have an opposite impact on our effective tax rate due to the effective tax rate being calculated based upon a pre-tax loss during the three and nine months ended September 30, 2020 versus pre-tax income during the same periods of 2019. These factors include the following:

	Three Months Ended September 30
	2020		2019
($ in thousands)	Income tax (benefit) expense	Rate Impact	Income tax (benefit) expense	Rate Impact
Computed "expected" tax expense (benefit) at statutory rate	$(31,046)	21.0%	$2,206	21.0%
Tax-exempt income (1)	(252)	0.1%	(386)	(3.7%)
Tax credits	(4,472)	3.0%	(4,634)	(44.1%)
Non-U.S. operating results	(785)	0.6%	(246)	(2.4%)
Tax deficiency (excess tax benefit) on share-based compensation	6	—%	(63)	(0.6%)
Tax rate differential on loss carryback	2,848	(1.9%)	—	—%
Goodwill impairment (2)	31,413	(21.3%)	—	—%
Estimated annual tax rate differential (3)	4,171	(2.9%)	(2,009)	(19.1%)
Other	258	—%	(1,557)	(14.8%)
Total income tax expense (benefit)	$2,141	(1.4%)	$(6,689)	(63.7%)

	Nine Months Ended September 30
	2020		2019
($ in thousands)	Income tax (benefit) expense	Rate Impact	Income tax (benefit) expense	Rate Impact
Computed "expected" tax expense (benefit) at statutory rate	$(50,117)	21.0%	$12,679	21.0%
Tax-exempt income (1)	(759)	0.3%	(1,210)	(2.0%)
Tax credits	(13,415)	5.6%	(13,903)	(23.1%)
Non-U.S. operating results	(622)	0.2%	(180)	(0.3%)
Tax deficiency (excess tax benefit) on share-based compensation	434	(0.2%)	(17)	—%
Tax rate differential on loss carryback	(6,482)	2.7%	—	—%
Goodwill impairment (2)	31,413	(13.2%)	—	—%
Estimated annual tax rate differential (3)	(9,984)	4.2%	4,292	7.0%
Other	911	(0.2%)	(1,665)	(2.6%)
Total income tax expense (benefit)	$(48,621)	20.4%	$(4)	—%

(1) Includes tax-exempt interest, dividends received deduction and change in cash surrender value of BOLI.
(2) Represents the tax impact of the impairment of non-deductible goodwill in relation to the Specialty P&C reporting unit during the third quarter of 2020. See further discussion on the impairment charge under the heading "Goodwill / Intangibles" in the Critical Accounting Estimates section.
(3) Represents the tax rate differential between our actual effective tax rate for the nine months ended September 30, 2020 and our projected annual effective tax rate as of September 30, 2020.
The provision (benefit) for income taxes and the effective tax rate for the 2020 and 2019 three- and nine-month periods are determined based upon our current estimate of our annual effective tax rate at the end of each quarterly reporting period (the projected annual effective tax rate) plus the impact of certain discrete items that are not included in the projected annual effective tax rate. See further discussion around the methods utilized to compute interim taxes under the heading "Estimation of Taxes/Tax Credits" in the Critical Accounting Estimates section.
Our projected annual effective tax rates for 2020 and 2019 were 59.3% and (54.4%) at September 30, 2020 and 2019, respectively, before consideration of discrete items. Our projected annual effective tax rate as of September 30, 2020 and September 30, 2019 represents an expected benefit; however, the comparability of our projected annual effective tax rates is impacted by our projection of a pre-tax loss at September 30, 2020 compared to our projection of pre-tax income at September 30, 2019. Our projected annual effective tax rates at September 30, 2020 and 2019 and our effective tax rates for both the 2020 and 2019 nine-month periods were different from the statutory federal income tax rate of 21% primarily due to the benefit recognized from the tax credits transferred to us from our tax credit partnership investments. Tax credits recognized during the three and nine months ended September 30, 2020 were $4.5 million and $13.4 million, respectively, as compared to $4.6 million and $13.9 million for the same respective periods of 2019. While projected tax credits for 2020 are less than 2019, they continue to have a significant impact on the effective tax rate for the 2020 three- and nine-month periods. Additionally, our projected annual effective tax rate as of September 30, 2020 includes the additional tax rate differential of 14% on the carryback of our 2020 NOL to the 2015 tax year as a result of changes made by the CARES Act to the NOL provisions of the tax law.
Our projected annual effective tax rates as of September 30, 2020 and 2019 differed from the effective tax rates due to certain discrete items. These discrete items decreased our effective tax rate by 38.9% and increased our effective tax rate by 54.4% for the 2020 and 2019 nine-month periods, respectively. For the 2020 nine-month period, our pre-tax loss included a $161.1 million goodwill impairment recognized in relation to the Specialty P&C reporting unit during the third quarter of 2020 which was the most significant discrete item that impacted our effective tax rate. Of the $161.1 million goodwill impairment, $149.6 million was non-deductible for which no tax benefit was recognized while the remaining $11.5 million was deductible for which a 21% tax benefit was recognized. Consequently, the total impact of the goodwill impairment on the effective rate for the 2020 nine-month period was approximately 38.7%. See further discussion on this goodwill impairment in Notes 1 and 5 of the Notes to Condensed Consolidated Financial Statements. In addition, a significant discrete item that affected our effective tax rate for the 2020 and 2019 nine-month periods was the treatment of net realized investment gains and losses. This treatment of net realized investment losses of $1.8 million for the nine months ended September 30, 2020 and net realized investment gains of $44.4 million for the nine months ended September 30, 2019 in our Corporate segment accounted for an increase of 0.2% and 55.4% in the effective tax rate in the same respective periods. An additional discrete item impacting our effective tax rates for the 2020 three- and nine-month periods is the additional tax rate differential of 14% on the carryback of our 2019 NOL to the 2014 tax year as a result of changes made by the CARES Act to the NOL provisions of the tax law.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We believe that we are principally exposed to three types of market risk: interest rate risk, credit risk and equity price risk. We have limited exposure to foreign currency risk as we issue few insurance contracts denominated in currencies other than the U.S. dollar and we have few monetary assets or obligations denominated in foreign currencies.
Interest Rate Risk
Investments
Our fixed maturities portfolio is exposed to interest rate risk. Fluctuations in interest rates have a direct impact on the market valuation of these securities. As interest rates rise, market values of fixed income portfolios fall and vice versa. Future market interest rates are particularly uncertain at this time given the abrupt interest rate cuts made by the Federal Reserve in response to the COVID-19 pandemic. Certain of the securities are held in an unrealized loss position; we do not intend to sell and believe we will not be required to sell any debt security held in an unrealized loss position before its anticipated recovery.
The following tables summarize estimated changes in the fair value of our available-for-sale fixed maturity securities for specific hypothetical changes in interest rates by asset class at September 30, 2020 and December 31, 2019. There are principally two factors that determine interest rates on a given security: changes in the level of yield curves and credit spreads. As different asset classes can be affected in different ways by movements in those two factors, we have separated our portfolio by asset class in the following tables.

	Interest Rate Shift in Basis Points
	September 30, 2020
($ in millions)	(200)	(100)	Current	100	200
Fair Value:
Fixed maturities, available-for-sale:
U.S. Treasury obligations	$124	$121	$117	$114	$111
U.S. Government-sponsored enterprise obligations	11	11	11	11	10
State and municipal bonds	347	332	319	306	294
Corporate debt	1,403	1,354	1,308	1,263	1,221
Asset-backed securities	658	645	631	617	600
Total fixed maturities, available-for-sale	$2,543	$2,463	$2,386	$2,311	$2,236

Duration:
Fixed maturities, available-for-sale:
U.S. Treasury obligations	2.87	2.81	2.75	2.69	2.63
U.S. Government-sponsored enterprise obligations	1.87	1.85	2.42	3.24	3.38
State and municipal bonds	4.16	4.09	4.03	4.00	3.98
Corporate debt	3.59	3.52	3.43	3.39	3.33
Asset-backed securities	2.42	2.34	2.30	2.52	2.83
Total fixed maturities, available-for-sale	3.32	3.25	3.17	3.20	3.25

	Interest Rate Shift in Basis Points
	December 31, 2019
($ in millions)	(200)	(100)	Current	100	200
Fair Value:
Fixed maturities, available-for-sale:
U.S. Treasury obligations	$117	$113	$111	$108	$105
U.S. Government-sponsored enterprise obligations	18	17	17	17	16
State and municipal bonds	320	308	296	285	274
Corporate debt	1,425	1,382	1,340	1,300	1,261
Asset-backed securities	548	537	525	511	497
Total fixed maturities, available-for-sale	$2,428	$2,357	$2,289	$2,221	$2,153

Duration:
Fixed maturities, available-for-sale:
U.S. Treasury obligations	2.78	2.71	2.64	2.58	2.52
U.S. Government-sponsored enterprise obligations	0.75	0.71	0.98	3.07	3.87
State and municipal bonds	3.91	3.84	3.82	3.89	3.93
Corporate debt	3.10	3.04	3.02	3.01	2.99
Asset-backed securities	2.12	2.21	2.46	2.73	2.87
Total fixed maturities, available-for-sale	2.95	2.92	2.96	3.04	3.07
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
At September 30, 2020, our fixed maturities portfolio includes fixed maturities classified as trading securities which do not have a significant amount of exposure to market interest rates or credit spreads.
Our cash and short-term investments at September 30, 2020 were carried at fair value which approximates their cost basis due to their short-term nature. Our cash and short-term investments lack significant interest rate sensitivity due to their short duration.
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
Our Revolving Credit Agreement is exposed to interest rate risk as it is LIBOR based and a 1% change in LIBOR will impact annual interest expense only to the extent that there is an outstanding balance. For every $100 million drawn on our Revolving Credit Agreement, a 1% change in interest rates will change our annual interest expense by $1 million. Any outstanding balances on the Revolving Credit Agreement can be repaid on each maturity date, which has typically ranged from one to three months. As of September 30, 2020, no borrowings were outstanding under our Revolving Credit Agreement.

Credit Risk
We have exposure to credit risk primarily as a holder of fixed income securities. We control this exposure by emphasizing investment grade credit quality in the fixed income securities we purchase.
As of September 30, 2020, 93% of our fixed maturity securities were rated investment grade as determined by NRSROs, such as Fitch, Moody’s and Standard & Poor’s. We believe that this concentration in investment grade securities reduces our exposure to credit risk on our fixed income investments to an acceptable level. However, investment grade securities, in spite of their rating, can rapidly deteriorate and result in significant losses. Ratings published by the NRSROs are one of the tools used to evaluate the creditworthiness of our securities. The ratings reflect the subjective opinion of the rating agencies as to the creditworthiness of the securities; therefore, we may be subject to additional credit exposure should the ratings prove to be unreliable.
We also have exposure to credit risk related to our premiums receivable and receivables from reinsurers; however, to-date we have not experienced any significant amount of credit losses. At September 30, 2020, our premiums receivable was approximately $238 million, net of an allowance for expected credit losses of approximately $7 million. See Note 1 of the Notes to the Condensed Consolidated Financial Statements for further information on our allowance for expected credit losses related to our premiums receivable. Our receivables from reinsurers (with regard to both paid and unpaid losses) approximated $405 million at September 30, 2020 and $403 million at December 31, 2019. We monitor the credit risk associated with our reinsurers using publicly available financial and rating agency data. We have not historically experienced material credit losses due to the financial condition of a reinsurer, and as of September 30, 2020 our expected credit losses associated with our receivables from reinsurers were nominal in amount. During the three and nine months ended September 30, 2020, we have received and granted requests for premium relief for certain insureds that have been adversely impacted by the recent COVID-19 pandemic in the form of either premium credits or premium deferrals. These efforts, along with the recent economic disruptions caused by COVID-19, may result in future increases in our allowance for expected credit losses associated with our premiums and reinsurance receivables.
Equity Price Risk
At September 30, 2020, the fair value of our equity investments, excluding our equity investments in bond investment funds as discussed in the following paragraph, was $33 million. These equity securities are subject to equity price risk, which is defined as the potential for loss in fair value due to a decline in equity prices. Disruptions in global financial markets related to COVID-19 have resulted in volatility in the fair value of our equity securities during 2020. We cannot predict the level of market disruption and subsequent declines in fair value that may occur should the COVID-19 pandemic and its related macro-economic impacts continue for an extended period of time. The weighted average beta of this group of securities was 1.10. Beta measures the price sensitivity of an equity security or group of equity securities to a change in the broader equity market, in this case the S&P 500 Index. If the value of the S&P 500 Index increased by 10%, the fair value of these securities would be expected to increase by 11.0% to $37 million. Conversely, a 10% decrease in the S&P 500 Index would imply a decrease of 11.0% in the fair value of these securities to $30 million. The selected hypothetical changes of plus or minus 10% do not reflect what could be considered the best or worst case scenarios and are used for illustrative purposes only.
Our equity investments include equity investments in certain bond investment funds which are not subject to significant equity price risk, and thus we have excluded these investments from the above analysis.

ITEM 4. CONTROLS AND PROCEDURES.
The principal executive officer and principal financial officer of the Company participated in management’s evaluation of our disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of September 30, 2020. ProAssurance’s disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on that evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.
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
There are numerous risks and uncertainties around the Company's planned acquisition of NORCAL
We have entered into a definitive agreement to acquire NORCAL, an underwriter of medical professional liability insurance, subject to the demutualization of NORCAL Mutual, NORCAL's ultimate controlling party. See Note 7 of the Notes to Condensed Consolidated Financial Statements for further information. If consummated, the transaction will provide strategic and financial benefits including additional scale and geographic diversification in the physician professional liability market and is expected to be accretive to earnings over time; nevertheless, there are numerous risks and uncertainties around the transaction. The completion of our planned acquisition of NORCAL is subject to a number of conditions, including required regulatory approvals. The failure to satisfy all the required conditions could prevent the acquisition from occurring. In addition, regulators could impose additional requirements or obligations as conditions for their approval. We can provide no assurance that we will obtain the necessary approvals within the estimated timeframe or at all, or that any such requirements that are imposed by regulators would not result in the termination of the transaction. Investors’ reactions to a failure to complete the acquisition of NORCAL, including possible speculation about alternative uses of capital, may cause volatility in our stock price. A failure to complete a proposed transaction of this nature could also result in litigation by stockholders and other affected parties.
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
In early 2021, we plan to utilize debt financing to partially fund our acquisition of NORCAL. The COVID-19 pandemic’s potential disruption to our business operations may require us to access our Revolving Credit Agreement which we have anticipated utilizing to partially fund the NORCAL transaction. Thus, we may be required to raise substantial additional financing to fund working capital, capital expenditures, acquisitions or other general corporate requirements. Our ability to arrange additional financing or refinancing will depend on, among other factors, our financial position and performance, as well as prevailing market conditions and other factors beyond our control. There can be no assurance that we will be able to obtain additional financing or refinancing, if needed, on terms acceptable to us or at all. If we are not able to access capital on acceptable terms, we may encounter difficulty funding the transaction, our business requirements, including debt repayments when they become due, or both. In addition, due to the impacts of the COVID-19 pandemic, we could experience loss of revenue and profits due to delayed payments or insolvency of insureds facing liquidity issues as well as lower yields on our investment portfolio. As a result, we may be compelled to take additional measures to preserve our cash flow, including the reduction of operating expenses or reduction or suspension of dividend payments, at least until the impacts of the COVID-19 pandemic improve.
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
We are subject to numerous NYSE and SEC regulations including insider trading regulations, Regulation FD and the Securities Exchange Act of 1934 requiring timely and accurate reporting of our results as well as certain events and transactions. Noncompliance or alleged noncompliance with these regulations could subject us to enforcement actions by the NYSE or the SEC, or to other litigation, which could affect the value of our shares and our ability to raise additional capital.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a)	Not applicable.

(b)	Not applicable.

(c)	Information required by Item 703 of Regulation S-K.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs* (In thousands)
July 1 - 31, 2020	—	N/A	—	$109,643
August 1 - 31, 2020	—	N/A	—	$109,643
September 1 - 30, 2020	—	N/A	—	$109,643
Total	—	$—	—

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
November 5, 2020

/s/ Dana S. Hendricks
Dana S. Hendricks
Chief Financial Officer
(Duly authorized officer and principal financial officer)