Form 10-K
period 2020-12-31
PROASSURANCE CORP
filed 2021-02-26
CIK 1127703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020,
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
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of voting stock held by non-affiliates of the registrant at June 30, 2020 was $770,102,748.
As of February 19, 2021, the registrant had outstanding approximately 53,893,267 shares of its common stock.
Documents incorporated by reference in this Form 10-K
(i)The definitive proxy statement for the 2021 Annual Meeting of the Stockholders of ProAssurance Corporation (File No. 001-16533) is incorporated by reference into Part III of this report.

Glossary of Terms and Acronyms

When the following terms and acronyms appear in the text of this report, they have the meanings indicated below.

Term	Meaning
AAD	Annual aggregate deductible
ALAE	Allocated loss adjustment expense
AOCI	Accumulated other comprehensive income (loss)
ASU	Accounting Standards Update
BEAT	Base erosion anti-abuse tax
Board	Board of Directors of ProAssurance Corporation
BOLI	Business owned life insurance
CARES Act	Coronavirus Aid, Relief and Economic Security Act
CIMA	Cayman Islands Monetary Authority
Council of Lloyd's	The governing body for Lloyd's of London
CODM	Chief Operating Decision Maker
COSO	Committee of Sponsoring Organizations of the Treadway Commission
Commutation	An agreement between a ceding insurer and the reinsurer that provides for the valuation, payment, and complete discharge of all obligations between the parties under a particular reinsurance contract
COVID-19	Coronavirus Disease 2019
DDR	Death, disability and retirement
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act
DPAC	Deferred policy acquisition costs
Eastern Re	Eastern Re, LTD, S.P.C.
EBUB	Earned but unbilled premium
ECO/XPL	Extra-contractual obligations/excess of policy limit claims
EEA	European Economic Area
ERM	Enterprise Risk Management
E&O	Errors and Omissions
FAL	Funds at Lloyd's
FASB	Financial Accounting Standards Board
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FIO	Federal Insurance Office
FNMA	Federal National Mortgage Association
GAAP	Generally accepted accounting principles in the United States of America
GDPR	General Data Protection Regulation
GILTI	Global intangible low-taxed income
GNMA	Government National Mortgage Association
HCPL	Healthcare professional liability
IBNR	Incurred but not reported
Inova Re	Inova Re, LTD, S.P.C.
IRS	Internal Revenue Service
LAE	Loss adjustment expense
LIBOR	London Interbank Offered Rate
LLC	Limited liability company
Lloyd's	Lloyd's of London market
LP	Limited partnership

Term	Meaning
Medical Technology Liability	Medical technology and life sciences products liability
Model Holding Co. Law	Model Insurance and Holding Company System Regulatory Act and Regulation
Mortgage Loans	Two ten-year mortgage loans collectively with an original borrowing amount of approximately $40 million, each entered into by a subsidiary of ProAssurance
NAIC	National Association of Insurance Commissioners
NAV	Net asset value
NFIP	National Flood Insurance Program
NOL	Net operating loss
NORCAL	NORCAL Group
NORCAL Mutual	NORCAL Mutual Insurance Company
NRSRO	Nationally recognized statistical rating organization
NYDFS	New York Department of Financial Services
NYSE	New York Stock Exchange
OCI	Other comprehensive income (loss)
ORSA	Risk Management and Own Risk and Solvency Assessment Model Act
PCAOB	Public Company Accounting Oversight Board
PDR	Premium deficiency reserve
PICA	ProAssurance Insurance Company of America
PREP Act	The Public Readiness and Emergency Preparedness Act
ProAssurance Plan	Executive non-qualified excess plan
ProAssurance Savings Plan	ProAssurance group savings and retirement plan
Revolving Credit Agreement	ProAssurance's $250 million revolving credit agreement
ROE	Return on equity
ROU	Right-of-use
SAP	Statutory accounting principles
SEC	Securities and Exchange Commission
SPA	Special Purpose Arrangement
SPC	Segregated portfolio cell
Specialty P&C	Specialty Property and Casualty
Syndicate 1729	Lloyd's of London Syndicate 1729
Syndicate 6131	Lloyd's of London Syndicate 6131, a Special Purpose Arrangement with Lloyd's of London Syndicate 1729
Syndicate Credit Agreement	Unconditional revolving credit agreement with the Premium Trust Fund of Syndicate 1729
TCJA	Tax Cuts and Jobs Act H.R.1 of 2017
TRIA	Federal Terrorism Risk Insurance Act
U.K.	United Kingdom of Great Britain and Northern Ireland
ULAE	Unallocated loss adjustment expense
VIE	Variable interest entity

General Information
Throughout this report, references to "ProAssurance," "PRA," "Company," "we," "us" and "our" refer to ProAssurance Corporation and its consolidated subsidiaries. Because ProAssurance is an insurance holding company and certain terms and phrases common to the insurance industry are used in this report that carry special and specific meanings, we encourage you to read the Glossary of Selected Insurance and Related Financial Terms posted on our website on the Investor Relations page (investor.proassurance.com) under Other Information. In addition, throughout this discussion we use certain terms and abbreviations, which can be found in the Glossary of Terms and Acronyms provided at the beginning of this report.
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
our ability to maintain our dividend payments;
regulatory, legislative and judicial actions or decisions that could affect our business plans or operations, including changes in interpretations of certain coverages as a result of COVID-19;
the enactment or repeal of tort reforms;
formation or dissolution of state-sponsored insurance entities providing coverages now offered by ProAssurance which could remove or add sizable numbers of insureds from or to the private insurance market;
changes in the interest and tax rate environment, including the actions taken by the federal government and Federal Reserve in response to COVID-19;
resolution of uncertain tax matters and changes in tax laws, including the impact of the CARES Act;
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
changes in the availability, cost, quality or collectability of insurance/reinsurance;
the results of litigation, including pre- or post-trial motions, trials and/or appeals we undertake;
effects on our claims costs from mass tort litigation that are different from that anticipated by us;
allegations of bad faith which may arise from our handling of any particular claim, including failure to settle;
loss or consolidation of independent agents, agencies, brokers or brokerage firms;
changes in our organization, compensation and benefit plans;
changes in the business or competitive environment may limit the effectiveness of our business strategy and impact our revenues;
our ability to retain and recruit senior management and other qualified personnel;
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
the impact of a catastrophic man-made event, such as acts of terrorism, acts of war and civil and political unrest;
the effects of terrorism-related insurance legislation and laws;
guaranty funds and other state assessments;
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

rating agencies could downgrade their ratings of Lloyd's as a whole; and
Syndicate 1729 and Syndicate 6131 operations are dependent on a small, specialized management team, and the loss of their services could adversely affect the Syndicate’s business. The inability to identify, hire and retain other highly qualified personnel in the future could adversely affect the quality and profitability of Syndicate 1729’s or Syndicate 6131's business.
Our results may differ materially from those we expect and discuss in any forward-looking statements. The principal risk factors that may cause these differences are described in "Item 1A, Risk Factors" in this report and other documents we file with the SEC, such as our current reports on Form 8-K and our quarterly reports on Form 10-Q.
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

PART I
ITEM 1. BUSINESS
Overview
ProAssurance Corporation is a holding company for property and casualty insurance companies. For the year ended December 31, 2020, our net premiums written totaled $748 million, and at December 31, 2020 we had total assets of $4.7 billion and $1.3 billion of shareholders' equity.
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
Our Values
Integrity, Leadership, Relationships, Enthusiasm
ProAssurance is a U.S. based specialty property and casualty and workers' compensation insurance carrier. Our specialty property and casualty insurance products primarily include professional liability insurance and liability insurance for medical technology and life sciences risks. We also provide capital to Syndicate 1729 which writes a range of property and casualty insurance and reinsurance lines. In addition, we are a capital provider of an SPA, Syndicate 6131, which focuses on contingency and specialty property business.
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
Our History
We were incorporated in Delaware in 2001 as the successor to Medical Assurance, Inc, in conjunction with its merger with Professionals Group, Inc. ProAssurance has a history of growth through acquisitions; the most significant and recent of which was the acquisition of Eastern Insurance Holdings, Inc., on January 1, 2014. On February 20, 2020, we entered into a definitive agreement to acquire NORCAL, an underwriter of medical professional liability insurance, subject to the demutualization of NORCAL Mutual, NORCAL's ultimate controlling party. Upon satisfaction of the various remaining regulatory approvals required, we are anticipating to close the transaction in the second quarter of 2021. If consummated, the transaction will provide strategic and financial benefits including additional scale and geographic diversification in the physician professional liability market.

Our Strategy
We seek to generate an attractive total return for our shareholders while focusing on our culture and people. The basic components of our strategy for achieving this objective are as follows:
•Pursue profitable underwriting opportunities. We emphasize profitability, not market share, and strive to achieve a consistent level of underwriting profit over the various economic and insurance cycles. Key elements of our approach are adhering to disciplined underwriting principles, including prudent risk selection and appropriate pricing, as well as adjusting our business mix as necessary to effectively utilize capital and achieve long-term profit objectives.
•Focus on culture and people. We strive to be the Employer of Choice by attracting, retaining and developing a diverse group of employees who embody our Mission, Vision and Values. We are committed to fostering an inclusive workplace in which variety of thought, creativity and innovation fuels employee engagement and ultimately increases shareholder return. See further discussion on our employees and culture within this section under the heading "Human Capital Resources."
•Provide specialized healthcare-centric expertise to meet evolving demands in the healthcare marketplace. Through our focus on healthcare, we provide traditional liability insurance products to healthcare providers. We also leverage our reach, expertise and financial strength to provide innovative and customized products to meet the risk management needs of larger healthcare organizations or groups.
•Provide superior workers' compensation products and services. We provide workers' compensation products and services that focus on increasing an organization's productivity while reducing costs. We do this by providing innovative programs and solutions that address the specific needs of our customers and return injured workers to wellness and the dignity of work.
•Provide superior customer service. Our mission statement, "We exist to Protect Others," goes hand-in-hand with our corporate brand promise, "Treated Fairly." Our employees demonstrate our core values of integrity, leadership, relationships and enthusiasm every day and are focused on meeting the needs of our customers.
•Focus on operational excellence. Improve our competitive position by focusing on operational excellence and productivity gains by leveraging technology, streamline operations, workflow improvements and proactive expense management.
•Effectively manage capital. We carefully monitor use of our capital and consider various options for capital deployment, such as business expansion by our existing subsidiaries, opportunities that arise for mergers or acquisitions, share repurchases and payment of dividends.
•Manage claims effectively. Our experienced claims teams have industry and insurance expertise that, with our extensive local knowledge, allows us to resolve claims in an effective manner, considering the circumstances of each claim. When practicable, we utilize formalized claims management processes and protocols as a means of reducing claim costs.
•Emphasize risk management. We actively manage our enterprise risk by maintaining strong internal controls. We also emphasize the importance of risk management to our insureds and offer them training in the use of risk reduction tools and techniques.
•Maintain a conservative investment strategy. We believe that we follow a conservative investment strategy designed to emphasize the preservation of our capital and provide adequate liquidity for the prompt payment of claims. Our investment portfolio consists primarily of investment-grade, fixed-maturity securities of short-to medium-term duration.
•Maintain financial stability. We are committed to maintaining financial strength and adequate capital.
Organization and Segment Information
We operate through multiple insurance organizations and report our financial results in five segments, as follows:
•Specialty P&C - This segment includes our professional liability business and medical technology liability business. Our professional liability insurance is primarily comprised of medical professional liability products offered to healthcare providers and institutions. We also offer, to a lesser extent, professional liability insurance to attorneys and their firms. Medical technology liability insurance is offered to medical technology and life sciences companies that manufacture or distribute products including entities conducting human clinical trials. We also offer custom alternative risk solutions including loss portfolio transfers, assumed reinsurance and captive cell programs for healthcare professional liability insureds. For our alternative market captive cell programs, we cede either all or a portion of the premium to certain SPCs in our Segregated Portfolio Cell Reinsurance segment.

•Workers' Compensation Insurance - This segment includes our workers' compensation insurance business which is provided generally to employers with 1,000 or fewer employees. Our workers' compensation products include guaranteed cost policies, policyholder dividend policies, retrospectively-rated policies, deductible policies and alternative market solutions. Alternative market solutions include program design, fronting, claims administration, risk management, SPC rental, asset management and SPC management services. Alternative market premiums are 100% ceded to either SPCs in our Segregated Portfolio Cell Reinsurance segment or, to a limited extent, an unaffiliated captive insurer.
•Segregated Portfolio Cell Reinsurance - This segment includes the results (underwriting profit or loss, plus investment results, net of U.S. federal income taxes) of SPCs at Inova Re and Eastern Re, our Cayman Islands SPC operations. Each SPC is owned, fully or in part, by an agency, group or association and the results of the SPCs are attributable to the participants of that cell. We participate to a varying degree in the results of selected SPCs and, for the SPCs in which we participate, our participation interest ranges from a low of 20% to a high of 85%. SPC results attributable to external cell participants are reflected as an SPC dividend expense (income) in our Segregated Portfolio Cell Reinsurance segment. The SPCs assume workers' compensation insurance, healthcare professional liability insurance or a combination of the two from our Workers' Compensation Insurance and Specialty P&C segments.
•Lloyd's Syndicates - This segment includes the results from our participation in Lloyd's of London Syndicate 1729 and Syndicate 6131. The results of this segment are normally reported on a quarter lag, except when information is available that is material to the current period. Syndicate 6131 is an SPA that underwrites on a quota share basis with Syndicate 1729. Syndicate 1729 underwrites risks over a wide range of property and casualty insurance and reinsurance lines in both the U.S. and international markets while Syndicate 6131 focuses on contingency and specialty property business, also within the U.S. and international markets.
•Corporate - This segment includes our investment operations, other than those reported in our Segregated Portfolio Cell Reinsurance and Lloyd's Syndicates segments, interest expense and U.S. income taxes. This segment also includes non-premium revenues generated outside of our insurance entities and corporate expenses.
Gross Premiums Written
Gross premiums written for the years ended December 31, 2020, 2019 and 2018 were comprised as follows:

	Year Ended December 31
($ in thousands)	2020		2019		2018
Specialty P&C (1)	$522,911	61%	$577,700	60%	$577,196	60%
Workers' Compensation Insurance	246,791	29%	278,442	29%	293,230	31%
Segregated Portfolio Cell Reinsurance (2)	72,843	9%	87,140	9%	85,086	9%
Lloyd's Syndicates (3)	84,718	10%	110,905	11%	88,746	9%
Inter-segment revenues (2)(3)	(72,841)	(9%)	(86,697)	(9%)	(86,947)	(9%)
Total	$854,422	100%	$967,490	100%	$957,311	100%
(1) Primarily comprised of twelve month term policies, but includes premium related to policies with a twenty-four month term of $8.3 million in 2020, $26.9 million in 2019 and $27.4 million in 2018. The majority of renewed twenty-four month term policies were re-underwritten to twelve month term policies as we have ceased offering twenty-four month term policies beginning in the second quarter of 2020.
(2) Premiums in our Segregated Portfolio Cell Reinsurance segment are predominately assumed from either our Workers' Compensation Insurance or Specialty P&C segments. We eliminate this inter-segment revenue.
(3) Our written premium includes our participation in Syndicates 1729 and 6131, including casualty premium assumed in 2018 by Syndicate 1729 from our Specialty P&C segment through a previous quota share reinsurance agreement. We eliminate this inter-segment revenue. There was no premium assumed by Syndicate 1729 from our Specialty P&C segment during 2020 or 2019.
Assets are not allocated to segments because investments, other than the investments that are solely allocated to the Segregated Portfolio Cell Reinsurance and Lloyd's Syndicates segments, and other assets are not managed at the segment level. Additional detailed information regarding premium by individual product type within each of our insurance segments is provided in Item 7, Management's Discussion and Analysis, in the Results of Operations section, under the headings "Premiums Written."
Our insurance exposures are primarily within the U.S. As a result of our participation in Lloyd's Syndicates 1729 and 6131, we had net written premium of $22.6 million in 2020, $32.8 million in 2019 and $29.3 million in 2018 associated with insurance exposures outside of the U.S. In addition, we had net written premium of $11.1 million and $8.8 million in 2020 and 2019, respectively, associated with international insurance exposures within our Specialty P&C segment.

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
Professional Liability Insurance
Our professional liability business is primarily focused on providing professional liability insurance to healthcare providers. We target the full spectrum of the HCPL market, covering multiple categories of healthcare professionals, institutions (which includes hospitals, surgery centers and miscellaneous medical facilities) and, to a lesser extent, facilities specializing in long term residential care. While a majority of our business is written in the Standard market, we also offer professional liability insurance on an excess and surplus lines basis through our Specialty line of business; and we offer alternative risk and self-insurance products on a customized basis.
Our custom alternative risk solutions include assumed reinsurance and a loss portfolio transfer program for healthcare entities who, most commonly, are exiting a line of business, changing an insurance approach or simply looking for a more tailored solution for transferring risk. Our custom alternative risk solutions also include a turnkey captive solution whereby we cede all or a portion of the healthcare premium, net of reinsurance, to three SPCs of our wholly owned Cayman Islands reinsurance subsidiaries, Inova Re and Eastern Re, which are reported in our Segregated Portfolio Cell Reinsurance segment. Each SPC is owned, fully or in part, by an agency, group or association, and we currently have a 25% participation interest in the results of one of these three SPCs. See further discussion that follows under the heading "Segregated Portfolio Cell Reinsurance Segment." The portion not ceded to the SPCs is retained within our Specialty P&C segment. Total gross premiums written in this segment in our alternative market captive cell program were approximately $7.1 million, $7.8 million and $5.8 million during 2020, 2019 and 2018, respectively.
We utilize independent agencies and brokers as well as an internal sales force to write our HCPL business. For the year ended December 31, 2020, approximately 76% of our HCPL gross premiums written were produced through independent insurance agencies or brokers. The agencies and brokers we use typically sell through healthcare insurance specialists who are able to convey the factors that differentiate our professional liability insurance products. In 2020, our ten largest agents or brokers produced approximately 32% of our HCPL premium; individually, no one agency or broker produced more than 7% of our HCPL premium.
In marketing our professional liability products we emphasize our financial strength, product flexibility and excellent claims, underwriting and risk resource services. We market our insurance products through our direct sales force and through our agents as well as direct mailings and advertising in industry-related publications. We also are involved in professional societies and related organizations and support legislation that will have a positive effect on healthcare and legal liability issues. We maintain regional underwriting offices which permit us to consistently provide a high level of services to customers on a local basis.
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
We also provide professional liability coverage to attorneys and their firms in select areas of practice, which is a part of our Small Business Unit. Our legal professional liability coverage is a less significant portion of our business, accounting for approximately 3% of our 2020 gross premiums written. This business offers errors and omissions liability insurance policies for law firms engaged in the private practice of law. The program generally insures solo practitioners and smaller firms; almost all of our insured attorneys are members of a firm employing five or fewer attorneys. The areas of practice of our insured firms include plaintiff, real estate, criminal defense and general corporate law. The program does not insure firms practicing in areas that are considered high hazard such as securities and intellectual property law.
Underwriting decisions for our legal professional liability coverage consider the firm’s areas of practice, the experience of the attorneys and the management controls and loss mitigation practices of the applicant. Our legal professional liability line of business operates in 33 states written through independent brokers. Brokers are appointed and must specialize in legal professional liability. The territory of appointed brokers is restricted to a state or a small number of states in order to maintain a level of exclusivity.

Medical Technology and Life Sciences Insurance
Our medical technology liability business offers products-completed operations liability as well as errors and omissions liability insurance policies, on both a primary and excess basis, for medical technology and life sciences companies. The vast majority of these companies and the products they manufacture and/or distribute are regulated by the U.S. Food and Drug Administration or similar regulatory authorities in foreign jurisdictions. Products insured cover a broad array of medical devices and pharmaceuticals including imaging and non-invasive diagnostic devices, clinical lab instruments, medical instruments and surgical supplies, dental products, orthopedic implants, animal pharmaceuticals and medical devices, durable medical equipment and prescription and over-the-counter drugs. We also provide coverage for sponsors of clinical trials.
Underwriting analysis for medical technology liability encompasses the product's risk profile, loss history, the amount of coverage being sought, level of the insured's retention, expertise and experience of the applicant and the expected volume of product sales. Almost all of our medical technology liability business is written through independent brokers. In 2020, our top ten largest brokers generated approximately 41% of our medical technology liability gross written premium, with no one broker representing more than 9%. We do not appoint agents for our medical technology liability business. We defend our medical technology liability claims vigorously, with a negotiated settlement being the most frequent means of resolution.
Workers' Compensation Insurance Segment
Our Workers' Compensation Insurance segment offers workers' compensation products primarily in 19 core states in the Mid-Atlantic, Southeast, Midwest, Gulf South and New England regions of the continental U.S. Our workers' compensation business consists of two major business activities:
•Traditional workers' compensation insurance coverages provided to employers, generally those with 1,000 employees or less. Types of policies offered include guaranteed cost policies, policyholder dividend policies, retrospectively-rated policies and deductible policies.
•Alternative market workers' compensation solutions provided to individual companies, groups or associations whereby the workers' compensation premium written is 100% ceded to either the SPCs at Inova Re or Eastern Re, which are reported in our Segregated Portfolio Cell Reinsurance segment, or, to a limited extent, a captive insurer unaffiliated with ProAssurance. Alternative market solutions include program design, fronting, claims administration, risk management, SPC rental, asset management and SPC management services. Of our total alternative market premiums written, approximately 96% in 2020 and 97% in 2019 was ceded to the SPCs at Inova Re and Eastern Re.
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
We actively seek to reduce our workers' compensation loss costs by placing a concentrated focus on returning injured workers to wellness and the dignity of work as quickly as possible. We emphasize early intervention and aggressive disability management, utilizing in-house and third-party specialists for case management, including medical cost management. Strategic vendor relationships have been established to reduce medical claim costs and include preferred provider, physical therapy, prescription drug and catastrophic medical services.
Segregated Portfolio Cell Reinsurance Segment
Our Segregated Portfolio Cell Reinsurance segment includes the results (underwriting profit or loss, plus investment results, net of U.S. federal income taxes) of SPCs at Inova Re and Eastern Re, our Cayman Islands SPC operations. Each SPC is owned, fully or in part, by an agency, group or association and the results of the SPCs are attributable to the participants of that cell. We participate to a varying degree in the results of certain SPCs and, for the SPCs in which we participate, our participation interest ranges from a low of 20% to a high of 85% as of December 31, 2020. Each SPC is operated solely for the benefit of its cell participants, and the pool of assets of one SPC are statutorily protected from the creditors of any other SPC. The results of the SPCs are allocated among the cell participants in accordance with the terms of the cell agreements. SPC results attributable to external cell participants are reflected as an SPC dividend expense (income) in our Segregated Portfolio Cell Reinsurance segment. In addition, the Segregated Portfolio Cell Reinsurance segment includes the investment results of the SPCs as the investments are solely for the benefit of the cell participants. The segment results reflect our share of the results of the SPCs in which we participate. The SPCs assume workers' compensation insurance, healthcare professional liability insurance or a combination of the two from our Workers' Compensation Insurance and Specialty P&C segments.

The underwriting, marketing and distribution of policies written in alternative market programs are the same as that of the segment from which the policy was assumed: Workers' Compensation Insurance or Specialty P&C segments.
Lloyd's Syndicates Segment
Our Lloyd's Syndicates segment includes the results from our participation in Syndicates 1729 and 6131. The results of this segment are normally reported on a quarter lag, except when information is available that is material to the current period. Furthermore, investment results associated with investment assets solely allocated to Lloyd's Syndicate operations and certain U.S. paid administrative expenses are reported concurrently as that information is available on an earlier time frame. We have investments in and obligations to Syndicate 1729 and Syndicate 6131 consisting of a Syndicate Credit Agreement, FAL requirements and our participation in results. The Syndicate Credit Agreement was issued for the purpose of providing working capital to Syndicate 1729 with maximum permitted borrowings of £30.0 million. We provide FAL to support underwriting by Syndicate 1729 and Syndicate 6131 which is comprised of investment securities and cash and cash equivalents deposited with Lloyd's with a total fair value of approximately $106.2 million at December 31, 2020. See further discussion on the Syndicate Credit Agreement and our FAL in Note 3 of the Notes to Consolidated Financial Statements. The underwriting capacity of Syndicate 1729 and Syndicate 6131 and our respective participation in each for the 2021 underwriting year is discussed in the following paragraphs.
Lloyd's Syndicate 1729
We provide capital to Syndicate 1729, which covers a range of property and casualty insurance and reinsurance lines in both the U.S. and international markets. The remaining capital for Syndicate 1729 is provided by unrelated third parties, including private names and other corporate members. To support and grow our core insurance operations, we decreased our participation in the results of Syndicate 1729 for the 2021 underwriting year to 5% from 29%. Syndicate 1729's maximum underwriting capacity for the 2021 underwriting year is £185 million (approximately $253 million at December 31, 2020), of which £9 million (approximately $13 million at December 31, 2020) is our allocated underwriting capacity.
Lloyd's Syndicate 6131
We provide capital to Syndicate 6131, which focuses on contingency and specialty property business, primarily for risks within the U.S. as well as international markets. As an SPA, Syndicate 6131 underwrites on a quota share basis with Syndicate 1729. Effective July 1, 2020, Syndicate 6131, entered into a six-month quota share reinsurance agreement with an unaffiliated insurer. Under this agreement, Syndicate 6131 ceded essentially half of the premium assumed from Syndicate 1729 to the unaffiliated insurer; the agreement was non-renewed on January 1, 2021 and we decreased our participation in the results of Syndicate 6131 to 50% from 100% for the 2021 underwriting year. Syndicate 6131's maximum underwriting capacity for the 2021 underwriting year is £20 million (approximately $27 million at December 31, 2020), of which £10 million (approximately $14 million at December 31, 2020) is our allocated underwriting capacity.
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
The changing healthcare environment within the U.S. during the past several years is providing both increased competitive challenges and opportunities for our largest segment, the Specialty P&C segment. Many physicians now practice as employees of larger healthcare entities. Further, healthcare services are increasingly provided by professionals other than physicians and outside of a traditional hospital or clinic setting. Such trends are widely expected to continue. Larger healthcare entities have customer service and risk management needs that differ from the traditional solo or small physician groups. Larger entities are more likely to combine risks such as workers' compensation and professional liability when purchasing insurance and are also more likely to manage all or a part of their risk through alternative insurance mechanisms. We have addressed these issues by enhancing our existing hospital/physician insurance programs, expanding our coverage of healthcare providers other than physician or hospitals, expanding our coverages to include workers' compensation and product liability, and by enhancing our customer service capabilities, particularly with regard to the needs of larger accounts. We continue to focus on offering unique, joint or cooperative insurance programs that are attractive to larger healthcare entities.
The workers’ compensation industry is highly competitive in the geographic markets in which we operate. New business opportunities, renewal pricing and retention continue to be a challenge as a result of intense competition, especially from multi-line insurers that are willing to underprice their workers’ compensation products to offset other coverages and we expect this trend to continue in 2021. We believe our product offerings allow us to provide flexibility in offering workers’ compensation solutions to our customers at a competitive price. In addition, we believe that our claims handling and risk management services are attractive to our customers and provide us with a competitive advantage even when our pricing is higher than our competitors.
For all of our business, we recognize the importance of providing our products at competitive rates, but we do not price our products at rates that will not permit us to meet our long-term profit targets over the life of the insurance cycle. We base our rates on current loss projections, maintaining a long-term focus even when this approach may reduce our top line growth and result in us not meeting profit targets during certain phases of the insurance cycle. We believe that our size, reputation for effective claims management, unique customer service focus, multi-state presence and broad spectrum of coverages offered provides us with competitive advantages, even as the needs of our insureds change.
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
Each of the domiciliary states of our insurance subsidiaries, excluding Pennsylvania, has enacted data security or data privacy acts. Alabama enacted the Alabama Data Breach Notification Act of 2018 effective June 1, 2018, Illinois enacted the Illinois’ Personal Information Protection Act effective January 1, 2020, Vermont enacted the Data Breach Notification law effective July 1, 2020 and Michigan enacted the Michigan's Data Security Act effective January 20, 2021. Additionally, California's Consumer Privacy Act of 2018 was effective January 1, 2020. These state laws require an information security program based on an ongoing risk assessment, overseeing third-party service providers, investigating data breaches and notifying regulators of a cybersecurity event. The GDPR and the California Consumer Privacy Act of 2018 grant individuals the right to request that a company delete or de-identify their personal information. We expect other states, including our domiciliary state of Pennsylvania, to either adopt the NAIC's Insurance Data Security Model Law or enact their own data security regulations. Moreover, we expect to see privacy laws similar to the California Consumer Privacy Act of 2018 to be enacted in other states, including our states of domicile. We do not expect compliance with the various data security or data privacy acts to have a material impact on our financial condition or results of operations, as they closely resemble the NAIC Model Law, the NYDFS Cybersecurity Regulations and the California Consumer Privacy Act of 2018.
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
Risk-Based Capital and Risk Assessment
In order to enhance the regulation of insurer solvency, each state of domicile in accordance with an NAIC-defined formula specifies risk-based capital requirements for property and casualty insurance companies. At December 31, 2020, all of ProAssurance’s insurance subsidiaries exceeded the minimum required risk-based capital levels.
In late 2010, the NAIC adopted the Model Holding Co. Law. The Model Holding Co. Law, as compared to previous NAIC guidance, increases regulatory oversight of and reporting by insurance holding companies, including reporting related to non-insurance entities, and requires reporting of risks affecting the holding company group. Additionally, in 2012 the NAIC adopted ORSA, which requires insurers to maintain a framework for identifying, assessing, monitoring, managing and reporting on the “material and relevant risks” associated with the insurer's (or insurance group's) current and future business plans. ORSA requires larger insurers, generally those with annual written premium volume greater than $1 billion as a group or $500 million as an individual insurer, to file an internal assessment of solvency with insurance regulators annually beginning in 2015. Although no specific capital adequacy standard is currently articulated in ORSA, it is possible that such standard will be developed over time. The Model Holding Co. Law and ORSA will be binding only if adopted by state legislatures and/or state insurance regulatory authorities and actual regulations adopted by any state may differ from that adopted by the NAIC. As of December 31, 2020, all states have adopted the Model Holding Co. Law and 49 states have adopted ORSA. ProAssurance was not required to file an internal assessment of solvency under the ORSA criteria for the years ended December 31, 2020 or 2019.
Also, the NAIC subsequently revised the Model Holding Co. Law to include provisions which allow regulatory supervision of the holding company group through supervisory colleges and which require reporting of risk and solvency assessments for the group. Certain states in which we operate adopted these revisions early, and we began filing our risk and solvency assessment in 2014.
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
In June 2012, Congress passed the Biggert-Waters Bill, which provided for a five-year renewal of the NFIP and, among other things, authorized the Federal Emergency Management Agency to carry out initiatives to determine the capacity of private insurers, reinsurers, and financial markets to assume a greater portion of the flood risk exposure in the U.S. and to assess the capacity of the private reinsurance market to assume some of the program’s risk. In August 2017, the President of the U.S. signed an executive order revoking the establishment of a federal flood risk management standard. In November 2017, the U.S. House of Representatives adopted a bill to reauthorize the NFIP for five years and implement several reforms, including provisions designed to spur additional private insurer involvement in covering flood risk, but the U.S. Senate has yet to vote on the measure. Due to the 2017 hurricane season, Congress adopted a short-term extension to fund the NFIP which has subsequently received multiple short-term extensions and currently expires in September 2021. We cannot predict whether the proposals will be adopted or extended or what impact, if any, subsequently enacted laws might have on our business, financial condition or results of operations.
U.S. Tax Legislation
On December 22, 2017, the President of the U.S. signed the TCJA into law. The TCJA includes significant changes to the U.S. corporate income tax system, including a reduction in the federal corporate rate from 35% to 21% beginning after December 31, 2017, changes to loss reserve discounting factors, limitations on the deductibility of interest expense and executive compensation, and modifications to the taxation of non-U.S. subsidiaries. See further discussion of the impact of the TCJA on our results of operations and financial position provided in Item 7, Management's Discussion and Analysis, in the Critical Accounting Estimates section under the heading "Taxes" or Note 5 of the Notes to Consolidated Financial Statements.
In response to COVID-19, the CARES Act was signed into law on March 27, 2020 and contains several provisions for corporations and eases certain deduction limitations originally imposed by the TCJA. The CARES Act, among other things, includes temporary changes regarding the prior and future utilization of NOLs, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of Social Security taxes and the creation of certain refundable employee retention credits. See further discussion of the impact of the CARES Act on our results of operations and financial position provided in Item 7, Management's Discussion and Analysis, in the Critical Accounting Estimates section under the heading "Taxes" or Note 5 of the Notes to Consolidated Financial Statements.

Terrorism Risk Insurance Act
TRIA, initially enacted in 2002 and reauthorized in 2007, 2015 and 2019 ensures the availability of insurance coverage for certain acts of terrorism, as defined in the legislation. The 2019 reauthorization extended the program through 2027. TRIA currently provides that during 2021 and in any year thereafter a loss event must exceed $200 million to trigger coverage and that the federal government will reimburse 80% of an insurer’s losses in excess of the insurer’s deductible, up to the maximum annual federal liability of $100 billion. TRIA requires that we offer terrorism coverage to our commercial policyholders in our workers' compensation line of business, for which we may, when warranted, charge an additional premium. The policyholders may or may not accept such coverage.
COVID-19
In response to COVID-19, the federal government and a number of states have introduced or adopted legislation to address issues related to the pandemic. The PREP Act was amended on March 27, 2020 to extend liability immunity for activities related to medical countermeasures against COVID-19, except for claims involving "willful misconduct" as defined in the PREP Act. Certain states have also established immunities for healthcare providers. Depending on the number of states that institute such changes and the terms of the changes, as well as the impact of the amendment to the PREP Act and any related legal challenges, we may experience a reduction in claims frequency and severity for our healthcare professional liability book of business.
With respect to workers' compensation coverages, some states have enacted legislation changes designed to effectively expand coverage by establishing a presumption of compensability for certain types of workers. Other states are considering similar measures. Depending on the number of states that institute such changes and the terms of the changes, we may experience increases in claims frequency and severity for our workers’ compensation book of business, which could have an effect on our financial condition, results of operations and cash flows.
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
International
Cayman Islands
Our SPC business operates through our subsidiaries, Inova Re and Eastern Re, which are organized and licensed as Cayman Islands unrestricted Class B insurance companies. Inova Re and Eastern Re are subject to regulation by the CIMA. Applicable laws and regulations govern the types of policies that Inova Re and Eastern Re can insure or reinsure, the amount of capital they must maintain and the way it can be invested, and the payment of dividends without approval by the CIMA. Inova Re and Eastern Re are required to maintain minimum capital of approximately $200,000 and must receive approval from the CIMA before they can pay any dividends.
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
Effective January 1, 2016, the European Union's executive body, the European Commission, implemented capital adequacy and risk management regulations called Solvency II that applies to businesses within the European Union. Both Syndicate 1729 and Syndicate 6131 follow the Solvency II compliance guidelines set out by the Council of Lloyd's.
On January 31, 2020, the U.K. withdrew from the European Union, commonly referred to as "Brexit", and entered a transition period which lasted until December 31, 2020. Following the transition period, a new trade deal went into effect January 1, 2021 between the U.K. and European Union. In November 2018, Lloyd's opened a new European insurance company in Brussels in order to maintain access to European Union business. Lloyd's Brussels is Lloyd's first Europe wide operation and brings Lloyd's expertise closer to its customers and partners in Europe. As of December 31, 2020, Lloyd's

Brussels has moved all legacy EEA business to Brussels via a Part VII portfolio transfer, which allowed insurers and reinsurers to transfer portfolios of insurance business from one legal entity to another.
Human Capital Resources
We are a people business and we are committed to our employees as well as those individuals whom our employees serve. We aim to attract, develop, and retain a diverse group of employees who embody our Mission, Vision and Values.
We are committed to providing a safe and healthy working environment where all employees are treated with dignity and respect, allowing them to do their best work. Further, we seek to provide equal opportunities while fostering a diverse and inclusive workplace that promotes employee engagement. To ensure our workforce is comprised of a diverse group of highly-qualified individuals, we are committed to advertising job openings and sourcing candidates through broad-reaching techniques. We are committed to a strategy of workforce diversity and inclusion at all levels of the Company, starting with our Board and extending through all levels within our organization. Further, we seek to provide a fulfilling work experience through the creation of well-documented career paths and opportunities for advancement, robust training and development programs and the management of transparent salary administration practices. Our competitive pay and benefit programs are designed to reward, support and retain our employees.
We are committed to facilitating and fostering employee engagement. To support those objectives, we measure employee engagement and satisfaction by conducting “Pulse” surveys that gain real-time feedback from our employees on key issues. The results are shared with all employees and the data is used to steer our continuous improvement efforts. We regularly monitor and evaluate turnover metrics to ensure we are responsive to the evolving, competitive market for top talent.
In the event of downsizing and lay-offs are necessary, we provide favorable severance packages that include support of re-employment. During 2020, in response to the external environment and to improve our future competitive position, we restructured our Specialty P&C and Workers' Compensation Insurance segments to better serve our policyholders and agency partners. As a result, we transformed our workforce through a combination of early retirement, job eliminations, reassignments and promotions that spanned our entire organization.
Some examples of key programs and initiatives that are focused on attracting, developing and retaining our diverse workforce include:
•Diversity, Equity and Inclusion - To advance our commitment to fostering a diverse, inclusive and equitable workplace, in 2020 we engaged an external professional services partner to help guide the identification of short and long-term strategies. One specific strategy is the formation of a Diversity, Equity and Inclusion Council comprised of employees from across the organization who serve as an ongoing resource to the organization in identifying objectives and tracking achievements. We continue to enhance our professional development and training programs to further build knowledge, understanding and skill in support of full cultural competency. We anticipate the development and training aspects of this initiative to be achieved within the first half of 2021.
•Employee and Leadership Development - We invest in training and development programs that support our Mission, Vision and Values, encourage continuous learning, equip employees for advancement and encourage a long-term partnership with the Company. We provide career paths for employees to continue to advance their technical skills. To grow the skills of our current managers and plan for future succession needs, we provide a tiered leadership development program, Leadership That Works that includes both in-person group and self-led content.
•Employee Health and Welfare - We recognize the importance of a comprehensive benefits strategy to support the unique needs of all employees. We made several key changes in 2020 that address the expanding needs of our employees as a result of the pandemic. We adopted all guidelines of the CARES Act including the retirement plan withdrawal and loan provisions. In addition, we implemented the applicable guidelines of the Families First Coronavirus Response Act. We expanded our virtual health management benefits to include mental well-being and enhanced our accident and critical illness program. In addition, we implemented a new benefit offering which includes access to a service provider that offers assistance and expertise in navigating federal and state programs including social security, disability, unemployment and retirement.
•COVID-19 Response - At the onset of the pandemic, we responded by transitioning the majority of our employees to work remotely. As it was safe to do so, we began to allow employees to voluntarily return to the office and implemented mandatory employee training, social distancing, handwashing, daily health questionnaires and other safety measures. We continue to regularly monitor the situation at the highest level of the organization, implementing changes to strategy as appropriate. Returning to the office will continue to be 100% voluntary for the foreseeable future.

ProAssurance Corporation and our subsidiaries are equal opportunity employers and we do not discriminate either directly or indirectly against employees or prospective employees on the basis of race, color, religion, sex, sexual preference/orientation, citizenship, marital status, veteran status, national origin, age or disability, or any other attribute protected by applicable law or regulation. At December 31, 2020, we had 827 employees, none of whom were represented by a labor union. We consider our employee relations to be good.
Enterprise Risk Management
As a property and casualty insurance provider, we are exposed to many risks stemming from both our insurance operations and the environments in which we operate. Since certain risks can be correlated with other risks, an event or a series of events can impact multiple areas of the Company simultaneously and have a material effect on the Company's results of operations, financial position and/or liquidity. In response to these exposures we have implemented an ERM program. Our ERM program consists of numerous processes and controls that have been designed by our senior management with oversight by our Board and implemented across our organization. We utilize our ERM program to identify potential risks from all aspects of our operations and to evaluate these risks in a manner that is both prudent and balanced. Our primary objective is to develop a risk appetite that creates and preserves value for all of our stakeholders.
ITEM 1A. RISK FACTORS.
There are a number of factors, many beyond our control, which may cause results to differ significantly from our expectations. Through our ERM program, as previously discussed, we have attempted to identify and understand the nature, caliber and sensitivity of material foreseeable risks, mitigate or avoid those risks and determine a course of action necessary to address such risks. These risk factors fall under the following four categories: Insurance, Financial, Operational and General. Any factor described in this report could by itself, or together with one or more other factors, have a negative effect on our business, results of operations and/or financial condition. There may be factors not described in this report that could also cause results to differ from our expectations.
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
The cyclicality in the property and casualty insurance industry could have a material adverse effect on our ability to improve or maintain underwriting profits or to grow or maintain premium volume.
The insurance and reinsurance markets have historically been cyclical, characterized by extended periods of intense price competition and other periods of reduced competition. The professional liability area has been particularly affected by these cycles. Underwriting cycles are generally driven by an excess of capacity available and actively pursuing business that is deemed profitable. This action drives pricing down. Since the professional liability industry has a long development period, prices typically fall too far resulting in poor underwriting results for a period of time. The reaction is then a withdrawal of capacity, reduced availability of coverage offerings and price increases. In past cycles, these actions improve profitability over a few years inviting new capital into the market again which causes the cycle to repeat. Events other than price can also have a material effect on the duration and depth of the underwriting cycles, such as severity spikes, tort reforms, abrupt frequency changes or reinsurance availability. Changes in the frequency and severity of losses may affect the cycles of the insurance and reinsurance markets significantly. During "soft markets" where price competition is high and underwriting profits are poor, growth and retention of business become challenging which may result in reduced premium volume. During the initial stages of "hard markets", premium volumes rise for existing business and retention levels fall. As more carriers enter this action phase, underwriting profits begin to improve, although their achievement may take several years to materialize. As the cycle progresses, opportunities may then be presented to grow profitably at the higher premium levels.
The Company's results of operations could be adversely impacted by catastrophes, both natural and man-made, pandemics, severe weather conditions, climate change or closely related series of events.
Catastrophes can be caused by unpredictable natural events such as hurricanes, windstorms, severe storms, tornadoes, floods, hailstorms, severe winter weather, earthquakes, explosions and fire, and by other natural and man-made events, such as terrorist attacks, civil and political unrest, as well as pandemics and other similar outbreaks in many parts of the world, including the recent outbreak of a coronavirus referred to as COVID-19. Insurance companies are not permitted to reserve for a catastrophe until it has occurred. Although we purchase reinsurance protection for risks we believe bear a significant level of catastrophe exposure, actual losses resulting from a catastrophic event or events may exceed our reinsurance protection. Furthermore, for significant catastrophic exposure, the inability or unwillingness of the reinsurer to make timely payments under the terms of the reinsurance agreement could impact our liquidity. These events may have a material adverse effect on our workforce and business operations as well as the workforce and operations of our insureds and independent agents. Some of the assets in our investment portfolio may be adversely affected by declines in the equity markets, changes in interest rates, reduced liquidity and economic activity caused by large-scale catastrophes, pandemics, terrorist attacks or similar events which could have a material adverse effect on our financial position, results of operations and liquidity.
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
Our loss exposure for a terrorist act meeting the TRIA definition is mitigated by our coverage provided by this program as described in Part I under the heading "Insurance Regulatory Matters." Congress has the ability to alter or repeal the provisions of TRIA at its discretion, and if altered or repealed, our exposure could increase and result in premium increases for those types of coverages. Workers' compensation coverages cannot exclude damages related to an act of terrorism, and if TRIA were repealed or the benefits were substantially reduced, this might affect our ability to offer these coverages at a reasonable rate. In addition, the program currently expires at the end of 2027, and the failure to extend the program could adversely affect our business through increased exposure to a catastrophic level of terrorism losses.
Our results of operations and financial condition may be affected if actual insured losses differ from our loss reserves or if actual amounts recoverable under reinsurance agreements differ from our estimated recoverables.
We establish reserves as balance sheet liabilities, representing our estimates of amounts needed to resolve reported and unreported losses and pay related loss adjustment expenses. Our largest liability is our reserve for losses and loss adjustment expenses. Due to the size of our reserve for losses and loss adjustment expenses, even a small percentage adjustment to our reserve can have a material effect on our results of operations for the period in which the change is made.
The process of estimating loss reserves is complex. Significant periods of time may elapse between the occurrence of an insured loss, the reporting of the loss by the insured and payment of that loss. Ultimate loss costs, even for claims with similar characteristics, can vary significantly depending upon many factors including but not limited to the nature of the claim, including whether the claim is an individual or a mass tort claim, the personal situation of the claimant or the claimant’s family, the outcome of jury trials, the legislative and judicial climate where the insured event occurred, general economic conditions and, for claims involving bodily injury, the trend of healthcare costs. Consequently, the loss cost estimation process requires actuarial skill and the application of judgment and such estimates require periodic revision. As part of the reserving process, we review the known facts surrounding reported claims as well as historical claims data and consider the impact of various factors such as:
•for reported claims, the nature of the claim and the jurisdiction in which the claim occurred;
•trends in paid and incurred loss development;
•trends in claim frequency and severity;
•emerging economic and social trends;
•trends in healthcare costs for claims involving bodily injury;
•inflation and levels of employment; and
•changes in the regulatory, legal and political environment.
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
Our loss reserves also may be affected by court decisions that expand liability of our policies after they have been issued. As previously discussed under the heading "Insurance Regulatory Matters," we are closely monitoring the impact of potential legislation or court decisions that could effectively expand workers' compensation coverage by establishing a presumption of compensability for certain types of workers which could result in an increase in claim frequency and severity for our workers' compensation book of business. As it relates to our exposures through our participation in Syndicate 1729 and Syndicate 6131, we are also monitoring the impact of potential legislation or court decisions that could retroactively require insurers to extend certain insurance to cover COVID-19 claims, even if the original contract excluded the cover of communicable diseases, which could result in an increase in claim frequency and severity for Syndicate 1729 and Syndicate 6131 due to an unintended increase in exposure. These attempts to date, however, have been unsuccessful. In addition, extension of statutes of limitations in some states could result in assertion of covered claims that otherwise would have been time-barred. We cannot predict the occurrence of such claim, the magnitude of any associated liability if such claims occur, or the effect of such claims on our financial results. Further, a significant jury award or series of awards against one or more of our insureds could require us to pay large sums of money in excess of our reserved amounts. Due to uncertainties inherent in the jury system, any case that is litigated to a jury verdict has the potential to incur a loss that has a material adverse effect on our results of operations.
We purchase reinsurance to mitigate the effect of large losses. Our receivable from reinsurers on unpaid losses and loss adjustment expenses represents our estimate of the amount of our reserve for losses that will be recoverable under our reinsurance programs. We base our estimate of funds recoverable upon our expectation of ultimate losses and the portion of those losses that we estimate to be allocable to reinsurers based upon the terms and conditions of our reinsurance agreements. Given the uncertainty of the ultimate amounts of our losses, our estimates of losses and related amounts recoverable may vary significantly from the eventual outcome. Also, for certain of our reinsurance agreements, we estimate premiums ceded to the reinsurer, subject to certain maximums and minimums, based in part on losses reimbursed or to be reimbursed under the agreement. Due to the size of our reinsurance balances, changes to our estimate of the amount of reinsurance that is due to us could have a material effect on our results of operations in the period for which the change is made.
We use analytical models to assist our decision-making in key areas such as pricing and reserving and may be adversely affected if actual results differ materially from the model outputs and related analyses.
We use various modeling techniques and data analytics to analyze and estimate exposures, loss trends and other risks associated with our assets and liabilities. This includes both proprietary and third party modeled outputs and related analyses to assist us in decision-making (e.g., underwriting, pricing, claims, reserving, reinsurance and catastrophe risk) and to maintain a competitive advantage. Since there is no industry standard for assumptions and preparation of insured data for use in these models, our modeled losses may not be comparable to estimates made by other companies. The modeled outputs and related analyses from both proprietary and third parties are subject to various assumptions, uncertainties, model design errors and the inherent limitations of any statistical analysis, including those arising from the use of historical internal and industry data and assumptions. Changes in the social, judicial or economic environments in which we operate may make modeled outcomes less reliable or produce new, non-modeled risks. In addition, the effectiveness of any model can be degraded by operational risks including, but not limited to, the improper use of the model. Consequently, actual results may differ materially from our modeled results. If actual losses exceed assumptions that were made when our products were priced or our models fail to appropriately estimate the risks we are exposed to, our business, financial condition, results of operations or liquidity may be adversely affected. Furthermore, our results may be adversely affected if actual losses exceed assumptions that were made when pricing products that also include features such as an option to purchase extended reporting endorsement or "tail" coverage, which are offered at rates that are tied to expiring premiums charged. The profitability and financial condition of the Company substantially depends on the extent to which our actual experience is consistent with assumptions we use in our models and ultimate model outputs.
We are exposed to and may face adverse developments involving mass tort claims arising from coverages provided to our insureds.
Establishing reserves for mass tort claims is subject to uncertainties due to many factors, including expanded theories of liability, geographical location and jurisdiction of the lawsuits. Moreover, it is difficult to estimate our ultimate liability for such claims due to evolving judicial interpretations of various tort theories of liability and defense theories, such as federal preemption and joint and several liability, as well as the application of insurance coverage to these claims.
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
The following table presents the claims paying ratings of our core insurance subsidiaries as of February 19, 2021.

Rating Agency (1)
	A.M. Best (www.ambest.com)	Fitch (www.fitchratings.com)	Moody’s (www.moodys.com)
ProAssurance Indemnity Company, Inc.	A (Excellent)	A- (Strong)	A3
ProAssurance Casualty Company	A (Excellent)	A- (Strong)	A3
ProAssurance Specialty Insurance Company, Inc.	A (Excellent)	A- (Strong)	NR
ProAssurance Insurance Company of America	A (Excellent)	A- (Strong)	A3
Noetic Specialty Insurance Company	A (Excellent)	A- (Strong)	NR
Medmarc Casualty Insurance Company	A (Excellent)	A- (Strong)	NR
Lloyd's Syndicate 1729 and Syndicate 6131 (2)	A (Excellent)	A- (Strong)	NR
Eastern Alliance Insurance Company	A (Excellent)	A- (Strong)	A3
Allied Eastern Indemnity Company	A (Excellent)	A- (Strong)	A3
Eastern Advantage Assurance Company	A (Excellent)	A- (Strong)	NR
Inova Re Ltd., SPC	NR	NR	NR
Eastern Re Ltd., SPC	NR	NR	NR
(1) NR indicates that the subsidiary has not been rated by the listed rating agency.
(2) Rating provided is the rating applicable to all Lloyd's syndicates.
In addition to the evaluation of our claims paying ability, four rating agencies (A.M. Best, S&P, Fitch and Moody’s) evaluate and rate our ability to service current debt and potential debt. These financial strength ratings reflect each agency’s independent evaluation of our ability to meet our obligation to holders of our debt, if any. While these ratings may be of greater interest to investors than our claims-paying ratings, these are not ratings of our equity securities nor a recommendation to buy, hold or sell our equity securities.
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
As a participant in Lloyd's Syndicates, we are subject to certain risks and uncertainties, including the following:
•reliance on insurance and reinsurance brokers and distribution channels to distribute and market products;
•obligation to pay levies to Lloyd's;
•obligations to maintain funds to support underwriting activities and risk-based capital requirements that are assessed periodically by Lloyd's and subject to variation;
•ability to maintain liquidity to fund claims payments, when due;
•ability to obtain reinsurance and retrocessional coverage to protect against adverse loss activity;
•reliance on ongoing approvals from Lloyd's and various regulators to conduct business, including a requirement that Annual Business Plans be approved by Lloyd's before the start of underwriting for each account year;
•financial strength ratings are derived from the rating assigned to Lloyd's, although they have limited ability to directly affect the overall Lloyd's rating; and
•reliance on Lloyd's trading licenses in order to underwrite business outside the U.K.
Financial
We cannot guarantee that our reinsurers will pay in a timely fashion or at all, and as a result, we could experience losses.
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
At December 31, 2020 our receivable from reinsurers on unpaid losses and loss adjustment expenses was $385 million, our receivable from reinsurers on paid losses and loss adjustment expenses was $14 million and our expected credit losses associated with our reinsurance receivables (related to both paid and unpaid losses) were nominal in amount. As of December 31, 2020, no reinsurer, on an individual basis, had an estimated net amount due which exceeded $51 million.
The impact of the COVID-19 pandemic and related general economic conditions could have a material adverse effect on our results of operations, financial position or liquidity.
The continuing global COVID-19 pandemic has impacted the global economy, financial markets and our results of operations. Because of the size and breadth of this pandemic, all of the direct and indirect consequences of COVID-19 are not yet known and may not emerge for years. Impacts to our results of operations could be widespread and material, including but not limited to, the following:
•continued volatility and further disruption in global financial markets that could materially affect our investment portfolio valuations and returns;
•declining interest rates which could reduce future investment results;
•negative impact on premium volume due to reduced demand and decreased insured exposures due to the impact of COVID-19 on general economic activity, especially for lines of business that are sensitive to rates of economic growth and those that are impacted by audit premium adjustments;
•negative impact on expense ratios due to reduced premium volume;
•increases in frequency and/or severity of compensable claims, losses litigation and related expenses;
•losses from COVID-19 related claims could be greater than our reserves for those losses;
•government mandates and/or legislative changes in response to COVID-19, including, but not limited to: actions prohibiting an insurance company from canceling insurance policies in accordance with policy terms; requiring an insurance company to cover losses when its policies specifically excluded coverage or did not provide coverage; preventing an insurance company from filing for a rate increase; ordering an insurance company to provide premium refunds; granting premium grace periods and presumed COVID-19 compensability for all or certain occupational groups;
•increased credit risk;
•reduced cash flows from premium credits and from our policyholders delaying premium payments;
•increased cybersecurity risk as criminals seek new ways to target shifting business models; and
•business disruption to independent insurance agents and brokers.

We are taking precautions to protect the safety and well-being of our employees while providing uninterrupted service to our policyholders and claimants. It is not possible at this time to estimate the impact that COVID-19 could have on our results of operations and financial condition, as the impact will depend on future developments, which are highly uncertain and cannot be predicted. Further, to the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described herein.
If our businesses do not perform well, we may be required to recognize an impairment of our goodwill or intangible assets, which could have a material adverse effect on our results of operations and financial condition.
We review our definite–lived intangible assets for impairment when events or changes in circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. We test goodwill and intangible assets with indefinite lives for impairment on an annual basis or upon the occurrence of certain triggering events or substantive changes in circumstances that indicate the asset may be impaired. If we determine that such goodwill or intangible assets are impaired, we would be required to write down the goodwill or the intangible asset by the amount of the impairment, with a corresponding charge to net income (loss). Such write downs could have a material adverse effect on our results of operations or financial position.
Our investment results may be impacted by changes in interest rates, U.S. monetary and fiscal policies as well as broader economic conditions.
Changes in interest rates and U.S. fiscal, monetary and trade policies as well as broader economic conditions could have a material adverse effect on our investment results. Fluctuations in the value of our investment portfolio can occur as a result of these changes. Our investment portfolio is primarily comprised of interest-earning assets, marked to fair value each period. Thus, prevailing economic conditions, particularly changes in market interest rates, may significantly affect our results of operations. Significant movements in interest rates potentially expose us to lower yields or lower asset values. Changes in market interest rate levels generally affect our net income (loss) to the extent that reinvestment yields are different than the yields on maturing securities. Changes in interest rates also can affect the value of our interest-earning assets, which are principally comprised of fixed and adjustable-rate investment securities. Generally, the values of fixed-rate investment securities fluctuate inversely with changes in interest rates.
Our investments are subject to credit, prepayment and other risks.
A significant portion of our total assets ($3.4 billion or 73%) at December 31, 2020 are financial instruments whose value can be significantly affected by economic and market factors beyond our control including, among others, the unemployment rate, the strength of the domestic housing market, the price of oil, changes in interest rates and spreads, consumer confidence, investor confidence regarding the economic prospects of the entities in which we invest, corrective or remedial actions taken by the entities in which we invest, including mergers, spin-offs and bankruptcy filings, the actions of the U.S. government and global perceptions regarding the stability of the U.S. economy. Adverse economic and market conditions could cause investment losses or impairment of our securities, which could affect our financial condition, results of operations or cash flows.
At December 31, 2020 approximately 20% of our investment portfolio was invested in mortgage and asset-backed securities. We utilize ratings determined by NRSROs (Moody’s, Standard & Poor’s and Fitch) as an element of our evaluation of the creditworthiness of our securities. The ratings are subject to error by the agencies; therefore, we may be subject to additional credit exposure should the rating be misstated.
Our asset-backed securities are also subject to prepayment risk. A prepayment is the unscheduled return of principal. When rates decline, the propensity for refinancing may increase and the period of time we hold our asset-backed securities may shorten due to prepayments. Prepayments may cause us to reinvest cash proceeds at lower yields than the retired security. Conversely, as rates increase and motivations for prepayments lessen, the period of time over which our asset-backed securities are repaid may lengthen, causing us to not reinvest cash flows at the higher available yields.
At December 31, 2020 the fair value of our state/municipal portfolio was $332.9 million (amortized cost basis of $316.0 million). While our state/municipal portfolio had a high credit rating (AA on average), which indicates a strong ability to pay, there is no assurance that there will not be a credit related event which would cause fair values to decline. An economic downturn could lessen tax receipts and other revenues in many states and their municipalities.
Our tax credit partnership interests are subject to risks related to the potential forfeiture of the tax credits and all or a portion of the previously claimed tax credits. Loss of all or a portion of the tax credits might occur if the property owner fails to meet the specified requirements of planning and constructing or, in the case of the qualified affordable housing project tax credits, fails to operate the property as required or below expected capacity. Changes to tax rates may change the expected duration of the utilization of tax credits. While this would not impact the amount of tax credits we receive, a change in duration could be impactful from an economic perspective due to the time value of money. Additionally, if tax rates were to decrease the value of losses embedded in our tax credits could decrease due to a lower deduction value, which would reduce the carrying value of the partnership interests and could result in an impairment. At December 31, 2020 the carrying value of our tax credit partnership interests was approximately $27.7 million.
In a period of market illiquidity and instability, the fair values of our investments are more difficult to assess, and our assessments may prove to be greater or less than amounts received in actual transactions.
At December 31, 2020 and in accordance with applicable GAAP, we valued 96% of our investments at fair value and the remaining 4% at cost, equity, or cash surrender value. See Notes 1, 2 and 3 of the Notes to Consolidated Financial Statements for additional information.
We determine the fair value of our investments using quoted exchange or over-the-counter prices, when available. At December 31, 2020, we valued approximately 12% of our investments in this manner. When exchange or over-the-counter quotes are not available, we estimate fair values based on broker dealer quotes and various other valuation methodologies, which may require us to choose among various input assumptions and utilize judgment. At December 31, 2020, approximately 77% of our investments were valued in this manner. When markets exhibit significant volatility, there is more risk that we may utilize a quoted market price, broker dealer quote, valuation technique or input assumption that results in a fair value estimate that is either over or understated as compared to actual amounts that would be received upon disposition of the security. At December 31, 2020, approximately 7% of our investments are investment funds which measure fund assets at fair value on a recurring basis and provide us with a NAV for our interest. As a practical expedient, we consider the NAV provided to approximate the fair value of the interest. NAV is provided by the asset managers, and in some cases, estimates are used for valuation and are subject to variations depending on those estimates. Our funds valued at NAV have various redemption requirements and lock-up provisions (see Note 2 of the Notes to Consolidated Financial Statements for further information).
Our ability to issue additional debt or letters of credit or other types of indebtedness on terms consistent with current debt is subject to market conditions, economic conditions at the time of proposed issuance, results of ratings reviews and the inclusion in certain bond indices of past and future issues. Also, certain of our current debt agreements and loans include financial covenants, and the issuance of debt by one of our insurance subsidiaries requires regulatory approval, both of which may limit or prohibit the issuance of additional debt.
Our Revolving Credit Agreement, which expires in November 2024, permits borrowings of up $300 million. The agreement requires that our consolidated debt to capital ratio (0.17 to 1.0 at December 31, 2020) be 0.35 to 1.0 or less and that we maintain a minimum net worth of $1 billion which represented 65% of consolidated shareholders' equity, excluding AOCI, determined as of June 30, 2019.
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
During 2013, we issued $250 million of unsecured Senior Notes Payable due in 2023 at a 5.3% interest rate. There is no guarantee that additional debt could be issued on similar terms in the future as rates available to us may change due to changes in the economic climate, or shifts in the yield curve may occur, or an increase in our level of debt may result in rating agencies lowering our debt rating.
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
On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if at that time whether or not LIBOR will cease to exist or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. On November 30, 2020, the U.S. Federal Reserve announced that it intends for all contracts written with LIBOR benchmarks to end on or before June 30, 2023. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, announced the replacement of U.S. dollar LIBOR with a new index calculated by short-term repurchase agreements, backed by U.S. Treasury securities called the Secured Overnight Financing Rate (“SOFR”). The first publication of SOFR was released in April 2018 and was subsequently codified by the FASB in October 2018. The updated codification added the overnight index swap rate ("OIS") based on the SOFR to the list of U.S. benchmark interest rates that are eligible to be hedged. During 2020, the FASB issued guidance intended to assist stakeholders during the market-wide reference rate transition period and is effective for a limited period between March 12, 2020 and December 31, 2022. The guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate that is expected to be discontinued because of reference rate reform.
We have exposure to LIBOR-based financial instruments through our variable rate Mortgage Loans and Revolving Credit Agreement; however, these agreements include provisions for an alternative benchmark rate if LIBOR ceases to exist which do not materially change our liability exposure. Additionally, we have exposure to LIBOR in our available-for-sale fixed maturities portfolio which represented approximately 6% of our total investments, or $191 million, as of December 31, 2020; 34% of these investments with exposure to LIBOR were issued during 2020 or 2019 and include provisions for an alternative benchmark rate. Optional expedients for contract modifications include a prospective adjustment that does not require contract remeasurement or reassessment of a previous accounting determination; therefore, the modified contract is accounted for as a continuation of the existing contract. At this time, we cannot predict the overall effect of the modification or discontinuation of LIBOR or the establishment of alternative benchmark rates.
Resolution of uncertain tax matters and changes in tax laws or taxing authority interpretations of tax laws could result in actual tax benefits or deductions that are different than we have estimated, both with regard to amounts recognized and the timing of recognition. Such differences could affect our results of operations or cash flows.
Our provision for income taxes, our recorded tax liabilities and net deferred tax assets, including any valuation allowances, are recorded based on estimates. These estimates require us to make significant judgments regarding a number of factors, including, among others, the applicability of various federal and state laws, the interpretations given to those tax laws by taxing authorities, courts and the Company, the timing of future income and deductions, and our expected levels and sources of future taxable income. We believe our tax positions are supportable under current tax laws and that our estimates are prepared in accordance with GAAP. Additionally, from time to time, due to changes in economic and/or political conditions, there are changes in tax laws and interpretations of tax laws which could significantly change our estimates of the amount of tax benefits or deductions expected to be available to us in future periods. Specifically, changes in federal tax law as a result of the TCJA included a reduction in the U.S. corporate income tax rate, changes to the cost of cross border reinsurance, changes to the overall tax base and a limitation on the deductibility of certain executive compensation in future periods. Changes to our prior estimates in these cases would be reflected in the period changed and could have a material effect on our effective tax rate, financial position, results of operations and cash flows. As the Company has reinsurance operations domiciled in the Cayman Islands, changes in the tax laws of the Cayman Islands as well as the change in U.S. federal tax law as a result of the TCJA regarding outbound cross border affiliate reinsurance could result in the loss of profitability of that business.
We are subject to U.S. federal and various state income taxes as well as U.K. related taxes. We are periodically under examination by federal, state and local authorities regarding income tax matters, and our tax positions could be successfully challenged; the costs of defending our tax positions could be considerable. Our estimate of our potential liability for known uncertain tax positions is reflected in our financial statements. As of December 31, 2020 we had a net deferred tax asset of approximately $57.1 million and a net federal income tax receivable of approximately $18.9 million, which included a liability for unrecognized current tax benefits of $5.2 million.
Operational
Changes due to financial reform legislation could have a material effect on our operations.
The U.S. federal government generally has not directly regulated the insurance industry except for certain areas of the market, such as insurance for flood, nuclear and terrorism risks. However, the federal government has undertaken initiatives or considered legislation in several areas that may affect the insurance industry. The Dodd-Frank Act was enacted in July 2010 and established additional regulatory oversight of financial institutions (see previous discussion under the heading "Insurance Regulatory Matters"). Our business could be affected by changes to the U.S. system of insurance regulation including legislative or regulatory requirements imposed by or promulgated in connection with the Dodd-Frank Act.
The passage of tort reform or other legislation, and the subsequent review of such laws by the courts could have a material impact on our operations.
Tort reforms generally protect the rights of a defendant by, among other limitations, eliminating certain claims that may be heard in a court, limiting the amount or types of damages, changing statutes of limitation or the period of time to make a claim, and limiting venue or court selection. A number of states in which we do business previously enacted tort reform legislation in an effort to reduce escalating loss trends.
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
Our top five states, Pennsylvania, Alabama, Indiana, Texas and Michigan, represented 39% of our direct premiums written for the year ended December 31, 2020. Moreover, on a combined basis, Pennsylvania, Alabama and Indiana accounted for 28% of our direct premiums written for each of the years ended December 31, 2020, 2019 and 2018. Unfavorable business, economic or regulatory conditions in any of these states could have a disproportionately greater effect on us than they would if we were less geographically concentrated.
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
There is also no guarantee that businesses acquired in the future will be successfully integrated. Ineffective integration of our businesses and processes may result in substantial costs or delays and adversely affect our ability to compete. The process of integrating an acquired company or business can be complex and costly and may create unforeseen operating difficulties including the ineffective integration of underwriting, risk management, claims handling, finance, information technology and actuarial practices and the design and operation of internal controls over financial reporting. Difficulties integrating an acquired business may also result in the acquired business performing differently than we expected including the loss of customers or in our failure to realize anticipated growth or expense-related efficiencies. We could be adversely affected by the acquisition due to unanticipated performance issues and additional expense, unforeseen or adverse changes in liabilities, including liabilities arising from events prior to the acquisition or that were unknown to us at the time of the acquisition, transaction-related charges, diversion of management time and resources to integration challenges, loss of key employees, regulatory requirements, exposure to tax liabilities, exposure to pension liabilities, amortization of expenses related to intangibles, and charges for impairment of assets or goodwill.
Furthermore, claims may be asserted by either the policyholders or shareholders of any acquired entity related to payments or other issues associated with the acquisition and merger into the consolidated entity. Such claims may prove costly or difficult to resolve or may have unanticipated consequences.
There are numerous risks and uncertainties around the Company's planned acquisition of NORCAL.
On February 20, 2020 we entered into a definitive agreement to acquire NORCAL, an underwriter of medical professional liability insurance, subject to the demutualization of NORCAL Mutual, NORCAL's ultimate controlling party. See Note 9 of the Notes to Consolidated Financial Statements for further information. If consummated, the transaction will provide strategic and financial benefits including additional scale and geographic diversification in the physician professional liability market and is expected to be accretive to earnings over time; nevertheless, there are numerous risks and uncertainties around the transaction. The completion of our planned acquisition of NORCAL is subject to a number of conditions, including required regulatory approvals. The failure to satisfy all the required conditions could prevent the acquisition from occurring. In addition, regulators could impose additional requirements or obligations as conditions for their approval. We can provide no assurance that we will obtain the necessary approvals within the estimated timeframe or at all, or that any such requirements that are imposed by regulators would not result in the termination of the transaction. Investors’ reactions to a failure to complete the acquisition of NORCAL, including possible speculation about alternative uses of capital, may cause volatility in our stock price. A failure to complete a proposed transaction of this nature could also result in litigation by ProAssurance stockholders or by NORCAL or its policyholders asserting monetary harm due to the failure of the transaction.
In addition, even if we complete the proposed NORCAL acquisition, we may not be able to successfully integrate NORCAL into our business and therefore may not be able to achieve expected synergies. Furthermore, the significant disruptions on global financial markets as a result of the COVID-19 pandemic could impact the future operating performance of NORCAL negatively, as well as negatively impact the fair value of its assets and liabilities. Therefore, our liquidity may be adversely impacted should NORCAL's operating performance deteriorate, requiring our holding company to infuse capital into NORCAL or preventing the ability to distribute capital from NORCAL to our holding company due to regulatory restrictions or other reasons.
In early 2021, we plan to finance a portion of our acquisition of NORCAL. Our ability to arrange additional financing or refinancing will depend on, among other factors, our financial position and performance, as well as prevailing market conditions and other factors beyond our control. There can be no assurance that we will be able to obtain additional financing or refinancing, if needed, on terms acceptable to us or at all. If we are not able to access capital on acceptable terms, we may encounter difficulty funding the transaction, our business requirements, including debt repayments when they become due, or both. In addition, due to the impacts of the COVID-19 pandemic, we could experience loss of revenue and profits due to delayed payments or insolvency of insureds facing liquidity issues as well as lower yields on our investment portfolio. As a result, we may be compelled to take additional measures to preserve our cash flow, including the reduction of operating expenses or reduction or suspension of dividend payments, at least until the impacts of the COVID-19 pandemic improve. Further, the COVID-19 pandemic’s potential disruption to our business operations may require us to access our Revolving Credit Agreement which we have anticipated utilizing to partially fund the NORCAL transaction. Thus, we may be required to raise additional financing to fund working capital, capital expenditures, acquisitions or other general corporate requirements.
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
Our certificate of incorporation, bylaws and Delaware law contain provisions that may have the effect of inhibiting a non-negotiated merger or other business combination. As of December 31, 2020, we currently have no preferred stock outstanding. In addition, our Corporate Governance Principles provide that the Board, subject to its fiduciary duties, will not issue any series of preferred stock for any defense or anti-takeover purpose, for the purpose of implementing any stockholders rights plan, or with features intended to make any acquisition more difficult or costly without obtaining stockholder approval. However, because the rights and preferences of any series of preferred stock may be set by the Board in its sole discretion, the rights and preferences of any such preferred stock may be superior to those of our common stock and thus may adversely affect the rights of the holders of common stock.
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
We are a holding company whose principal source of external revenue is our investment revenues. In addition, cash dividends and other permitted payments from operating subsidiaries represent another source of funds. If our subsidiaries are unable to make payments to us, or are able to pay only limited amounts, we may be unable to make payments on our indebtedness, meet other holding company financial obligations, or pay dividends to shareholders. The payment of dividends by these operating subsidiaries is subject to restrictions set forth in the insurance laws and regulations of their respective states of domicile, as discussed in Item I under the heading "Insurance Regulatory Matters."
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
Our insurance businesses are subject to extensive regulation by state insurance authorities in each state in which they operate. Regulation is intended for the benefit of policyholders rather than shareholders. In addition to the amount of dividends and other payments that can be made to a holding company by insurance subsidiaries, these regulatory authorities have broad administrative and supervisory power relating to:
•licensing requirements;
•trade practices;
•capital and surplus requirements;
•investment practices; and
•rates charged to insurance customers.
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
Effective January 1, 2016, the European Union's executive body, the European Commission, implemented capital adequacy and risk management regulations called Solvency II that apply to businesses within the European Union. Syndicate 1729 and Syndicate 6131 follow the Solvency II compliance guidelines set out by the Council of Lloyd's.
The assessments that we are required to pay to state associations may increase or our participation in mandatory risk retention pools could be expanded and our results of operations and financial condition could suffer as a result.
Each state in which we operate has separate insurance guaranty fund laws requiring admitted property and casualty insurance companies doing business within their respective jurisdictions to be members of their guaranty associations. These associations are organized to pay covered claims (as defined and limited by the various guaranty association statutes) under insurance policies issued by insurance companies that have become insolvent. Most guaranty association laws enable the associations to make assessments against member insurers to obtain funds to pay covered claims after a member insurer becomes insolvent. These associations levy assessments (up to prescribed limits) on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the covered lines of business in that state. Maximum assessments generally vary between 1% and 2% of annual premiums written by a member in that state. Some states permit member insurers to recover assessments paid through surcharges on policyholders or through full or partial premium tax offsets, while other states permit recovery of assessments through the rate filing process. We had no significant guaranty fund recoupments or assessments in 2020, 2019 or 2018. Our practice is to accrue for insurance insolvencies when notified of assessments. We are not able to reasonably estimate assessments or develop a meaningful range of possible assessments prior to notice because the guaranty funds do not provide sufficient information for development of such estimates or ranges.
Certain states in which we write workers’ compensation insurance have established administrative and/or second injury funds that levy assessments against insurers that write business in their state. The assessments are generally based on an insurer’s proportionate share of premiums or losses in a particular state, and the assessment rate can vary from year to year.
Risk pooling mechanisms have been established in certain states that offer insurance coverage to individuals or entities who are otherwise unable to purchase coverage from private insurers. Authorized property and casualty insurers in these states are generally required to share in the underwriting results of these pooled risks, which are typically adverse. Should our mandatory participation in such pools be increased or if the assessments from such pools increased, our results of operations and financial condition would be negatively affected, although that was not the case in 2020, 2019 or 2018.
Our Board may decide that our financial condition does not allow the continued payment of a quarterly cash dividend, or requires that we reduce the amount of our quarterly cash dividend.
Our Board approved a cash dividend policy in September 2011, and we most recently paid a $0.05 per share dividend for the three months ended December 31, 2020. However, any decision to pay future cash dividends is subject to the Board’s final determination after a comprehensive review of the Company’s financial performance, future expectations and other factors deemed relevant by the Board.
The operations of the Company are heavily reliant upon the Company's reputation as an ethical business organization providing needed services to its customers.
The Company's positive reputation is critical to its role as an insurance provider and as a publicly traded company. The Board adopted a Code of Ethics and Conduct, and management is heavily focused on the integrity of our employees and third-party suppliers, agents or brokers. Illegal, unethical or fraudulent activities perpetrated by an employee or one of our third-party agencies or brokers for personal gain could expose the Company to a potential financial loss.
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
Disruption, damage or destruction of any of our systems or data could cause our normal operations to be disrupted, or unauthorized internal or external knowledge or misuse of confidential Company data could occur, all of which could be harmful to the Company from a financial, legal and reputational perspective. We continually enhance our cyber and information security in order to identify and neutralize emerging threats and improve our ability to prevent, detect and respond to attempts to gain unauthorized access to our data and systems. We regularly add additional security measures to our computer systems and network infrastructure to mitigate the possibility of cybersecurity breaches, including firewalls and penetration testing. However, it is impossible to defend against every risk being posed by changing technologies. The Company has a formal process in place for identifying, handling and disclosing of cybersecurity incidents. In addition, the Company's Board and Audit Committee are involved in the oversight of our cybersecurity policies and procedures and are continually updated on material cybersecurity risks and cybersecurity issues, if any, faced by executive management. To date, the Company is not aware of any material harm or loss relating to cyber-attacks or other security breaches at the Company or its third parties.
General
We are subject to numerous NYSE and SEC regulations including insider trading regulations, Regulation FD and regulations requiring timely and accurate reporting of our operating results as well as certain events and transactions. Noncompliance with these regulations could subject us to enforcement actions by the NYSE or the SEC, and could affect the value of our shares and our ability to raise additional capital.
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
In June 2020, a putative class action lawsuit was filed against the Company in the Northern District of Alabama, alleging violations of the Securities Exchange Act of 1934 and alleging that the Company made false and misleading statements regarding its Specialty Property and Casualty segment. The Company believes the lawsuit is without merit and intends to defend it vigorously; however, there can be no assurance regarding the ultimate outcome of the matter.

If we fail to maintain proper and effective internal controls over financial reporting, our operating results and our ability to operate our business could be harmed.
We continually enhance our operating procedures and internal controls to effectively support our operations and comply with our regulatory and financial reporting requirements. As a result of the inherent limitations in all control systems, no system of controls can provide absolute assurance that all control objectives have been or will be met, and that instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of an error or mistake. Additionally, controls can be circumvented by the unauthorized and wrongful individual acts of some persons or by collusion of two or more persons. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Further, the design of a control system must reflect the fact that resource constraints exist. Accordingly, our control system can provide only reasonable, not absolute, assurance of achieving the desired control objectives.
Our success is dependent upon our ability to effectively design and execute our business strategy.
The Company depends upon the skill and work product of our officers and employees in executing our business strategy. While management and the Board monitor the strategic direction of the Company, strategic changes could be made that are not supportable by our capital base.
Our business could be affected by the loss of one or more of our senior executives or other qualified personnel.
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
We own three office properties, one of which is unencumbered. Our properties in Birmingham, AL and Franklin, TN are each encumbered by a ten-year mortgage loan entered into during 2017 for the purpose of recapitalization of these properties:

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
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

Edward L. Rand, Jr.	Mr. Rand was appointed as our Chief Executive Officer in 2019 and has served as President since 2018. Mr. Rand previously served as Chief Operating Officer, Chief Financial Officer, Executive Vice President and Senior Vice President since joining ProAssurance in 2004. Mr. Rand also has previously served as President of our Medmarc subsidiary from 2016 to 2018. Prior to joining ProAssurance, Mr. Rand was Chief Accounting Officer and Head of Corporate Finance for PartnerRe Ltd. Prior to that time, Mr. Rand served as the Chief Financial Officer of Atlantic American Corporation. (Age 54)

Michael L. Boguski	Mr. Boguski was promoted to President of our Specialty P&C segment in 2019. Mr. Boguski previously served as President of our Eastern subsidiary since ProAssurance acquired Eastern in 2014. Prior to the acquisition of Eastern, Mr. Boguski served as President and Chief Executive Officer of Eastern since 2011 and had been with the Eastern organization since its inception in 1997. Mr. Boguski has almost 35 years of insurance industry experience. (Age 58)

Noreen L. Dishart
Noreen L. Dishart was appointed as an Executive Vice President in 2020 and has served as our Chief Human Resources Officer since 2015. Ms. Dishart has previously served as Vice President of Human Resources of our Eastern subsidiary for 9 years. Ms. Dishart has over 35 years of experience in Human Resources including positions with Johnson & Johnson/Merck. Ms. Dishart received her Bachelor of Science degree from Lock Haven University. (Age 57)

Dana S. Hendricks	Ms. Hendricks was appointed as an Executive Vice President in 2018 and is also our Chief Financial Officer and Corporate Treasurer. Ms. Hendricks has previously served as Senior Vice President of Business Operations for our PICA subsidiary. Prior to that time, Ms. Hendricks served PICA as Vice President of Finance and Corporate Controller. Prior to joining PICA in 2001, Ms. Hendricks held various finance and data analysis positions with American General Life & Accident Insurance Company. Ms. Hendricks is a Certified Public Accountant. (Age 53)

Jeffrey P. Lisenby
Mr. Lisenby was appointed as an Executive Vice President in 2014 and is also our General Counsel, Corporate Secretary and head of the corporate Legal Department. Mr. Lisenby has previously served as Senior Vice President. Prior to joining ProAssurance, Mr. Lisenby practiced law privately in Birmingham, Alabama. Mr. Lisenby is a member of the Alabama State Bar and the United States Supreme Court Bar and is a Chartered Property Casualty Underwriter. (Age 52)

Kevin M. Shook	Mr. Shook is President of our Eastern subsidiary. Mr. Shook previously served as Executive Vice President of our Eastern subsidiary and has been with Eastern for 17 years. Mr. Shook has over 27 years of insurance industry experience, including 10 years with PricewaterhouseCoopers where he primarily served companies within the insurance industry. Mr. Shook is a Certified Public Accountant. (Age 51)
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
At February 19, 2021, ProAssurance Corporation had 3,275 stockholders of record and 53,893,267 shares of common stock outstanding. ProAssurance’s common stock currently trades on the NYSE under the symbol “PRA.”

	2020		2019
Quarter	High	Low	High	Low
First	$37.58	$20.27	$45.36	$34.61
Second	$23.31	$13.10	$39.92	$34.71
Third	$16.22	$13.49	$40.67	$36.26
Fourth	$18.76	$13.62	$41.40	$35.93

	Dividends Declared		Dividends Paid
Quarter	2020	2019	2020	2019
First*	$0.31	$0.31	$0.31	$0.81
Second	$0.05	$0.31	$0.31	$0.31
Third	$0.05	$0.31	$0.05	$0.31
Fourth	$0.05	$0.31	$0.05	$0.31
* Dividends paid in 2019 included a special dividend of $0.50 per common share declared in the fourth quarter of 2018.
The Board declared a quarterly dividend in each quarter of 2020 and 2019. Each dividend was paid in the month following the quarter in which it was declared. Any decision to pay regular or special cash dividends in the future is subject to the Board’s final determination after a comprehensive review of financial performance, future expectations and other factors deemed relevant by the Board.
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
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information regarding ProAssurance’s equity compensation plans as of December 31, 2020.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)		(c)
Equity compensation plans approved by security holders	521,762	$—	*	1,576,581
Equity compensation plans not approved by security holders	—	—		—
* No outstanding options as of December 31, 2020. Other outstanding share units have no exercise price.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs* (In thousands)
October 1 - 31, 2020	—	N/A	—	$109,643
November 1 - 30, 2020	—	N/A	—	$109,643
December 1 - 31, 2020	—	N/A	—	$109,643
Total	—	$—	—
* Under its current plan begun in November 2010, the Board has authorized $600 million for the repurchase of common shares or the retirement of outstanding debt. This is ProAssurance's only plan for the repurchase of common shares, and the plan has no expiration date.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion generally focuses on the change in financial condition, results of operation and cash flows for the year ended December 31, 2020 as compared to the year ended December 31, 2019 and be should be read in conjunction with the Consolidated Financial Statements and Notes to those statements which accompany this report. For a full discussion of the changes in the financial condition, results of operations and cash flows for the year ended December 31, 2019 as compared to the year ended December 31, 2018, please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of ProAssurance's December 31, 2019 report on Form 10-K.
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
ProAssurance Overview
ProAssurance Corporation is a holding company for property and casualty insurance companies. Our wholly owned insurance subsidiaries provide professional liability insurance, liability insurance for medical technology and life sciences risks and workers' compensation insurance. We also provide capital to Syndicate 1729 and Syndicate 6131 at Lloyd's of London.
We operate in five segments which are based on our internal management reporting structure for which financial results are regularly evaluated by our CODM to determine resource allocation and assess operating performance. Descriptions of ProAssurance's five operating and reportable segments are as follows:
•Specialty P&C - This segment includes our professional liability business and medical technology liability business. Our professional liability insurance is primarily comprised of medical professional liability products offered to healthcare providers and institutions. We also offer, to a lesser extent, professional liability insurance to attorneys and their firms. Medical technology liability insurance is offered to medical technology and life sciences companies that manufacture or distribute products including entities conducting human clinical trials. We also offer custom alternative risk solutions including loss portfolio transfers, assumed reinsurance and captive cell programs for healthcare professional liability insureds. For our alternative market captive cell programs, we cede either all or a portion of the premium to certain SPCs in our Segregated Portfolio Cell Reinsurance segment.
•Workers' Compensation Insurance - This segment includes our workers' compensation insurance business which is provided primarily to employers with 1,000 or fewer employees. Our workers' compensation products include guaranteed cost policies, policyholder dividend policies, retrospectively-rated policies, deductible policies and alternative market solutions. Alternative market program premiums are 100% ceded to either SPCs in our Segregated Portfolio Cell Reinsurance segment or, to a limited extent, an unaffiliated captive insurer.
•Segregated Portfolio Cell Reinsurance - This segment includes the results (underwriting profit or loss, plus investment results, net of U.S. federal income taxes) of SPCs at Inova Re and Eastern Re, our Cayman Islands SPC operations. Each SPC is owned, fully or in part, by an agency, group or association, and the results of the SPCs are attributable to the participants of that cell. We participate to a varying degree in the results of selected SPCs and, for the SPCs in which we participate, our participation interest ranges from a low of 20% to a high of 85%. SPC results attributable to external cell participants are reflected as an SPC dividend expense (income) in our Segregated Portfolio Cell Reinsurance segment. The SPCs assume workers' compensation insurance, healthcare professional liability insurance or a combination of the two from our Workers' Compensation Insurance and Specialty P&C segments.
•Lloyd's Syndicates - This segment includes the results from our participation in Lloyd's of London Syndicate 1729 (29% for the 2020 underwriting year) and Syndicate 6131 (100% for the 2020 underwriting year). The results of this segment are normally reported on a quarter lag, except when information is available that is material to the current period. Syndicate 1729 underwrites risks over a wide range of property and casualty insurance and reinsurance lines in both the U.S. and international markets while Syndicate 6131 focuses on contingency and specialty property business, also within the U.S. and international markets. To support and grow our core insurance operations, we decreased our participation in the results of Syndicate 1729 for the 2021 underwriting year to 5% from 29%. Syndicate 6131 is an SPA that underwrites on a quota share basis with Syndicate 1729. Effective July 1, 2020, Syndicate 6131 entered into a six-month quota share reinsurance agreement with an unaffiliated insurer. Under this agreement, Syndicate 6131 ceded essentially half of the premium assumed from Syndicate 1729 to the unaffiliated insurer; the agreement was non-renewed on January 1, 2021 and we decreased our participation in the results of Syndicate 6131 to 50% from 100% for the 2021 underwriting year. Due to the quarter lag, the change in our participation in the results of Syndicates 1729 and 6131 will not be reflected in our results until the second quarter of 2021.
•Corporate - This segment includes our investment operations, other than those reported in our Segregated Portfolio Cell Reinsurance and Lloyd's Syndicates segments, interest expense and U.S. income taxes. This segment also includes non-premium revenues generated outside of our insurance entities and corporate expenses.
Additional information regarding our segments is included in Note 16 of the Notes to Consolidated Financial Statements, Part I and in the Segment Results sections that follow.
Growth Opportunities and Outlook
Over the long-term we expect our growth to come primarily through controlled expansion of our existing operations. In addition, from time to time, we may identify opportunities for growth through the acquisition of other insurers, service providers or books of business. In early 2020, we entered into a definitive agreement to acquire NORCAL, an underwriter of medical professional liability insurance, subject to the demutualization of NORCAL Mutual, NORCAL's ultimate controlling party. If consummated, the transaction will provide strategic and financial benefits including additional scale and geographic diversification in the physician professional liability market. Upon satisfaction of the various remaining regulatory approvals required, we are anticipating to close the transaction in the second quarter of 2021. See further discussion under the heading "Acquisitions" in the Liquidity and Capital Resources and Financial Condition section that follows. We continue to see new opportunities from each of our acquisitions and believe each will provide organic growth through expansion in their existing markets and relationships.
We operate in very competitive markets and face strong competition from other insurance companies for all of our insurance products. HCPL insurance represents the largest product line in our gross premiums written (41% in 2020) and the healthcare market has been trending toward the formation of larger medical practice groups and the employment of physicians by hospitals. Large medical groups and facilities frequently manage their healthcare professional liability exposure outside of the traditional first dollar insurance marketplace using self-insured mechanisms and other risk sharing arrangements. In response to these trends, we offer products designed to provide greater risk sharing options to hospitals and large physician groups. Since the middle of 2019, new senior leadership in our Specialty P&C segment has executed a comprehensive underwriting strategy in response to emerging loss trends and changing conditions in the HCPL industry. This includes organizational structure enhancements, recruitment of additional talent in specialty underwriting, focus on state strategies to achieve greater concentration and predictability, price strengthening and tightening of underwriting criteria, terms and conditions. Furthermore, the new senior leadership team for our Specialty P&C segment executed several strategic business decisions intended to improve operating performance by bringing together all of the Specialty P&C segment lines of business and operations under a unified organizational and management structure.
Our operations at Eastern, a provider of workers' compensation insurance, currently represents the second largest product line in our gross premiums written (29% in 2020, including alternative market premiums). The workers’ compensation industry is highly competitive in the geographic markets in which we operate and multi-line insurers continue to increase their leverage of workers’ compensation business in their product offerings. We believe our workers' compensation product offerings allow us to provide flexibility in offering solutions to our customers at a competitive price. In addition, we believe that our claims handling and risk management services are attractive to our customers and provide us with a competitive advantage even when our pricing is higher than our competitors.
Beginning in 2014, we started participating in and providing capital to Syndicate 1729 and beginning in 2018, began participating in and providing capital to Syndicate 6131. Our participation in Syndicate 1729 for the 2014 through 2020 underwriting years has ranged from a low of 29% to a high of 62%. Our participation in Syndicate 6131 was 100% for the 2018 through 2020 underwriting years. Our Lloyd's Syndicates segment represents 10% of our gross premiums written in 2020. For the 2021 underwriting year, we have decreased our participation in Syndicate 1729 (to 5% from 29%) and Syndicate 6131 (to 50% from 100%) in order to support and grow our core insurance operations, as previously discussed.
With the changes in executive leadership beginning in 2019, we have performed a detailed strategic review which led us to make significant organizational adjustments to our operating structure which we believe will improve our ability to grow our business profitably while strengthening our industry leading products and services. This review included consideration of the external environment on our business, agency partners’ operations and valued customer base, with the ultimate goal of enhancing our service platform to meet the ever-changing needs of the marketplace.
COVID-19 continues to present challenges for all in the insurance marketplace. Policyholders, agency partners and insurance carriers are conducting business in ways never before considered, and some of these changes may persist even after the pandemic subsides. We believe our enhanced operating structure and strategy have positioned us well to face these challenges and support our policyholders and agency partners as we navigate the current environment.

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
Key Performance Measures
We are committed to disciplined underwriting, pricing and loss reserving practices as well as conservative investment practices, even during difficult market conditions. We are also committed to maintaining prudent operating and financial leverage. We recognize the importance that our customers and producers place on the financial strength of our insurance subsidiaries, and we manage our business to protect our financial security.
In evaluating our performance, we consider a number of performance measures, including the following:
•The net loss ratio which is calculated as net losses and loss adjustment expenses incurred divided by net premiums earned and is a component of underwriting profitability.
•The underwriting expense ratio which is calculated as underwriting, policy acquisition and operating expenses incurred divided by net premiums earned and is a component of underwriting profitability.
•The combined ratio which is the sum of the net loss ratio and the underwriting expense ratio and measures underwriting profitability.
•The investment income ratio which is calculated as net investment income divided by net premiums earned and measures the contribution investment earnings provide to our overall profitability.
•The operating ratio which is the combined ratio, less the investment income ratio. This ratio provides the combined effect of underwriting profitability and investment income.
•The tax ratio which is calculated as total income tax expense (benefit) divided by income (loss) before income taxes and measures our effective tax rate.
•ROE which is calculated as net income (loss) divided by the average of beginning and ending shareholders’ equity. This ratio measures our overall after-tax profitability and shows how efficiently capital is being used.
•Book value per share which is calculated as total shareholders’ equity at the balance sheet date divided by the total number of common shares outstanding. This ratio measures the net worth of the company to shareholders on a per-share basis. The declaration of dividends decreases book value per share. Growth in book value per share, adjusted for dividends declared, is an indicator of overall profitability.
We particularly focus on our combined ratio and investment returns, both of which directly affect our ROE and growth in our book value. We currently target a dynamic long-term ROE of 700 basis points above the 10-year U.S. Treasury rate, which at December 31, 2020 was approximately 7.9%.
Our emphasis on rate adequacy, selective underwriting, effective claims management and prudent investments is a key factor in our ability to achieve our long-term ROE target. We closely monitor premium revenues, losses and loss adjustment expenses, and underwriting and policy acquisition expenses. Our overall investment strategy is to focus on maximizing current income from our investment portfolio while maintaining safety, liquidity, duration and portfolio diversification. While we engage in activities that generate other income, these activities, such as insurance agency services, do not constitute a significant use of our resources or a significant source of revenues or profits.

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
As of December 31, 2020, our reserve is comprised almost entirely of long-tail exposures. The estimation of long-tailed losses is inherently difficult and is subject to significant judgment on the part of management. Due to the nature of our claims, our loss costs, even for claims with similar characteristics, can vary significantly depending upon many factors, including but not limited to the specific characteristics of the claim and the manner in which the claim is resolved. Long-tailed insurance is characterized by the extended period of time typically required both to assess the viability of a claim and potential damages, if any, and to reach a resolution of the claim. The claims resolution process may extend to more than five years. The combination of continually changing conditions and the extended time required for claim resolution results in a loss cost estimation process that requires actuarial skill and the application of significant judgment, and such estimates require periodic modification.
Our reserve is established by management after taking into consideration a variety of factors including premium rates, historical paid and incurred loss development trends and our evaluation of the current loss environment including frequency, severity, the expected effect of inflation, general economic and social trends, and the legal and political environment. We also take into consideration the conclusions reached by our internal and consulting actuaries. We update and review the data underlying the estimation of our reserve for losses each reporting period and make adjustments to loss estimation assumptions that we believe best reflect emerging data. Both our internal and consulting actuaries perform an in-depth review of our reserve for losses on at least a semi-annual basis using the loss and exposure data of our insurance subsidiaries.
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

Our reserving process can be broadly grouped into three areas: the establishment of the reserve for the current accident year (the initial reserve), the re-estimation of the reserve for prior accident years (development of prior accident years) and the establishment of the initial reserve for risks assumed in business combinations, applicable only in periods in which acquisitions occur (the acquired reserve). A summary of the activity in our net reserve for losses during 2020 and 2019 is provided under the heading "Losses" in the Liquidity and Capital Resources and Financial Condition section that follows.
Current Accident Year - Initial Reserve
Considerable judgment is required in establishing our initial reserve for any current accident year period, as there is limited data available upon which to base our estimate (see further discussion that follows under the heading "Uses of Judgment"). Our process for setting an initial reserve considers the unique characteristics of each product, but in general we rely heavily on the loss assumptions that were used to price business, as our pricing reflects our analysis of loss costs that we expect to incur relative to the insurance product being priced.
Specialty P&C Segment. Loss costs within this segment are impacted by many factors including but not limited to the nature of the claim, including whether or not the claim is an individual or a mass tort claim, the personal situation of the claimant or the claimant's family, the outcome of jury trials, the legislative and judicial climate where any potential litigation may occur, general economic and social trends and, for claims involving bodily injury, the trend of healthcare costs. Within our Specialty P&C segment, for our professional liability business (80% of our consolidated gross reserve for losses and loss adjustment expenses as of December 31, 2020; predominately comprised of our HCPL products), we set an initial reserve based upon our evaluation of the current loss environment including frequency, severity, economic inflation, social inflation and legal trends.
The current accident year net loss ratio in the Specialty P&C segment has ranged from 87% to 106% in recent years, excluding the effect of a single large national healthcare account that generated outsized losses and distorted results for 2019 and 2020. We recorded a higher than average current accident year net loss ratio in 2019 due to increased reserve estimates related to this large national healthcare account that exceeded the assumptions we made when originally underwriting the account. During the second quarter of 2020, the policy term associated with this account's claims-made coverage expired. This account did not renew on terms offered by us and the insured exercised its contractual option to purchase the extended reporting endorsement or "tail" coverage resulting in a net underwriting loss of $45.7 million recognized in the second quarter of 2020 associated with this policy, which increased our current accident year net loss ratio for the year ended December 31, 2020. Excluding the impact of this large national healthcare account, the current accident year net loss ratio was 94.7% for the year ended December 31, 2020. This reflects loss severity in the broader medical professional liability industry and a higher loss pick in our Specialty line of business.
During 2020, we have observed a reduction in claims frequency as compared to 2019, some of which is likely associated with the COVID-19 pandemic; however, we have remained cautious in recognizing these favorable frequency trends in our current accident year reserve due to the long-tailed nature of our HCPL claims as well as the uncertainty surrounding the length and severity of the pandemic. During 2020, we established a $10 million reserve related to COVID-19. This reserve represents our best estimate of ultimate COVID-19 related losses based on currently available information and reported incidents; no adjustment has been made to this reserve since the second quarter of 2020. See further discussion in our Segment Results - Specialty Property & Casualty section that follows under the heading "Losses and Loss Adjustment Expenses."
The risks insured in our Medical Technology Liability business (3% of our consolidated gross reserve for losses and loss adjustment expenses as of December 31, 2020) are more varied, and policies are individually priced based on the risk characteristics of the policy and the account. The insured risks range from startup operations to large multinational entities, and the larger entities often have significant deductibles or self-insured retentions. Reserves are established using our most recently developed actuarial estimates of losses expected to be incurred based on factors which include results from prior analysis of similar business, industry indications, observed trends and judgment. Claims in this line of business primarily involve bodily injury to individuals and are affected by factors similar to those of our HCPL line of business. For the Medical Technology Liability business, we also establish an initial reserve using a loss ratio approach, including a provision in consideration of historical loss volatility that this line of business has exhibited.
Workers' Compensation Insurance Segment. Many factors affect the ultimate losses incurred for our workers' compensation coverages (8% of our consolidated gross reserve for losses and loss adjustment expenses as of December 31, 2020) including but not limited to the type and severity of the injury, the age, health and occupation of the injured worker, the estimated length of disability, medical treatment and related costs, and the jurisdiction and workers' compensation laws of the state of the injury occurrence.
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
Similar to our Specialty P&C segment, we have also observed a reduction in claims frequency in our Workers' Compensation Insurance segment, some of which is likely associated with the COVID-19 pandemic. During the third quarter of 2020, we reduced our current accident year net loss ratio in response to the continuation of favorable trends in 2020, including lower claims frequency and severity, as our workers' compensation claims are shorter-tailed in nature as compared to our HCPL claims; however, we remain cautious in our evaluation of the current accident year reserve due to uncertainty surrounding the length and severity of the pandemic, and legislative and regulatory bodies in certain states changing or attempting to broaden compensability requirements for COVID-19 claims. If these legislative and regulatory bodies are successful, it could have an adverse impact on the frequency and severity related to COVID-19 claims. See previous discussion in Part I under the heading "Insurance Regulatory Matters- COVID-19." Furthermore, as it relates to both our Workers' Compensation Insurance and Segregated Portfolio Cell Reinsurance segments, the current economic conditions resulting from the COVID-19 pandemic have introduced significant risk of a prolonged recession, which could have an adverse impact on our return to wellness efforts and the ability of injured workers to return to work, resulting in a potential reduction in favorable claim trends in future periods.
Segregated Portfolio Cell Reinsurance Segment. The factors that affect the ultimate losses incurred for the workers' compensation and HCPL coverages assumed by the SPCs at Inova Re and Eastern Re (4% of our consolidated gross reserve for losses and loss adjustment expenses as of December 31, 2020) are consistent with that of our Workers’ Compensation Insurance and Specialty P&C segments, respectively.
Lloyd's Syndicates Segment. Initial reserves for Syndicate 1729 and Syndicate 6131 are primarily recorded using the loss assumptions by risk category incorporated into each Syndicate's business plan submitted to Lloyd's with consideration given to loss experience incurred to date (5% of our consolidated gross reserve for losses and loss adjustment expenses as of December 31, 2020). The assumptions used in each business plan are consistent with loss results reflected in Lloyd's historical data for similar risks. The loss ratios may also fluctuate due to the mix of earned premium from different open underwriting years which we participate in to varying degrees, as well as the timing of earned premium adjustments. Such adjustments may be the result of premiums for certain policies and assumed reinsurance contracts being reported subsequent to the coverage period and may be subject to adjustment based on loss experience. Premium and exposure for some of Syndicate 1729's insurance policies and reinsurance contracts are initially estimated and subsequently recorded over an extended period of time as reports are received under delegated underwriting authority programs. When reports are received, the premium, exposure and corresponding loss estimates are revised accordingly. Changes in loss estimates due to premium or exposure fluctuations are incurred in the accident year in which the premium is earned.
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
For the Specialty P&C, Workers' Compensation Insurance and Segregated Portfolio Cell Reinsurance segments, the analysis performed by the consulting actuaries analyzes each partition of our business in a variety of ways and uses multiple actuarial methodologies in performing these analyses, including:
•Bornhuetter-Ferguson (Paid and Reported) Method
•Paid Development Method
•Reported (Incurred) Development Method
•Average Paid Value Method
•Average Reported Value Method
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
Paid Development and Reported (Incurred) Development Methods. These methods use historical, cumulative losses (paid losses for the Paid Development Method, reported losses for the Reported (Incurred) Development Method) by accident year and develop those actual losses to estimated ultimate losses based upon the assumption that each accident year will develop to estimated ultimate cost in a manner that is analogous to prior years, adjusted as deemed appropriate for the expected effects of known changes in the claim payment environment (and case reserving environment for the Reported (Incurred) Development Method); and to the extent necessary, supplemented by analyses of the development of broader industry data.
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
For our Workers’ Compensation Insurance segment and for the workers' compensation exposures in our Segregated Portfolio Cell Reinsurance segment, we utilize the Reported (Incurred) Development Method, Paid Development Method and Bornhuetter-Ferguson Method, to develop our reserve for each accident year. The actuarial review includes the stratification of claims data (lost time claims, medical only claims) using different variations that allow us to identify trends that may not be readily identifiable if the data was evaluated only in the aggregate. Reported and paid loss development factors are key assumptions in the reserve estimation process and are based on our historical reported and paid loss development patterns. As accident years mature, the various actuarial methodologies produce more consistent loss estimates.
For our Lloyd's Syndicates segment we rely on the analysis of actual loss experience on the book of business written by Syndicate 1729 to determine loss development by accident year.
Acquired Reserve
The acquisition of Eastern on January 1, 2014 increased our loss reserve by $153.2 million which represented the fair value of Eastern's loss reserve at the time of the acquisition. The fair value of the reserve for losses and loss adjustment expenses and related reinsurance recoverables was based on an actuarial estimate of the expected future net cash flows, a reduction of those cash flows for the time value of money determined utilizing the U.S. Treasury Yield Curve, and a risk adjustment to reflect the net present value of profit that an investor would demand in return for the assumption of the associated risks. Expected net cash flows were derived from the expected loss payment patterns included in an actuarial analysis of Eastern's reserve performed as of December 31, 2013. The fair value of the reserve, including the risk margin discussed above, exceeded the undiscounted loss reserve previously established by Eastern by $9.3 million; this fair value adjustment was amortized over the average expected life of the reserve of 6 years. The fair value adjustment was fully amortized as of December 31, 2019.
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
We use various actuarial methods in the process of setting reserves. Each actuarial method generally returns a different value, and for the more recent accident years the variations among the various methodologies can be significant. In order to project ultimate losses, we partition our reserves for analysis such as by line of business, geography, coverage layer or accident year. For each partition of our reserves, we evaluate the results of the various methods, along with the supplementary statistical data regarding such factors as closed with and without indemnity ratios, claim severity trends, the expected duration of such trends, changes in the legal and legislative environment and the current economic environment to develop a point estimate based upon management's judgment and past experience. The series of selected point estimates is then combined to produce an overall point estimate for ultimate losses.
HCPL. Over the past several years the most influential factor affecting the analysis of our HCPL reserves and the related development recognized has been an observed increase in claim severity for the broader medical professional liability industry as well as higher initial loss expectations on incurred claims. The severity trend is an explicit component of our pricing models and directly impacts the reserving process. Our estimate of this trend and our expectations about changes in this trend impact a variety of factors, from the selection of expected loss ratios to the ultimate point estimates established by management.
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

Loss Development by Line of Business
Professional Liability
Our professional liability line of business includes both our HCPL and Small Business Unit lines, with our HCPL line representing the largest component of our reserve. In support of our concern that the decline in frequency will result in a higher severity trend for our HCPL claims, we saw our closed-with-indemnity-payment ratio (i.e., the number of claims closed with an indemnity or loss payment as compared to the total number of closed claims) for our claims increase from 10% in 2005 to 18% in 2020.
The following table presents additional information about the loss development for our professional liability line of business, excluding loss development for HCPL coverages assumed by the SPCs at Inova Re and Eastern Re:

($ in thousands)		2020		2019		2018
Accident Years	Estimated Ultimate Losses, Net of Reinsurance, December 31, 2020	Reserve Development (favorable) unfavorable	% of Known Claims Closed	Reserve Development (favorable) unfavorable	% of Known Claims Closed	Reserve Development (favorable) unfavorable	% of Known Claims Closed
2020	$485,035	N/A	22.0%	N/A	N/A	N/A	N/A
2019	$513,999	$1,361	48.7%	N/A	25.3%	N/A	N/A
2018	$518,003	$1,218	65.1%	$69,518	46.9%	N/A	18.0%
2017	$436,106	$(2,741)	77.9%	$35,591	67.8%	$13,637	46.4%
2016	$403,273	$(1,760)	88.8%	$1,848	82.1%	$10,648	66.4%
2015	$363,174	$(4,489)	93.7%	$(27,495)	89.6%	$(1,268)	80.8%
2014	$326,503	$(8,930)	96.6%	$(17,412)	93.9%	$(16,627)	89.4%
2013	$358,956	$(133)	98.0%	$(12,799)	96.9%	$(20,398)	94.7%
2012	$377,938	$(1,835)	99.2%	$(9,173)	98.7%	$(13,403)	97.4%
2011	$371,475	$(1,965)	99.2%	$(4,343)	98.9%	$(13,940)	97.8%
Prior to 2011	$7,908,549	$387		$(17,229)		$(22,442)
During 2020, we have also observed a significant reduction in claims frequency as compared to 2019, some of which is likely associated with the COVID-19 pandemic and the disruption of the court systems; however, we have remained cautious in recognizing these favorable frequency trends in our current accident year reserve due to the long-tailed nature of HCPL claims as well as the uncertainty surrounding the length and severity of the pandemic. Development recognized during 2020 principally related to accident years 2014 through 2017. Not included in the above table, as previously discussed, is $4.4 million of favorable development recognized during 2020 in our Segregated Portfolio Cell Reinsurance segment related to the HCPL coverages assumed by the SPCs at Inova Re and Eastern Re. During 2019 the loss experience in our Specialty line of business deteriorated further, particularly in regard to the reserves we established for a large national healthcare account, as previously discussed. This deterioration is the primary driver of the unfavorable development we recognized in 2019 for accident years 2016 through 2018. During the year ended December 31, 2018, reflection of higher severity trends in the Specialty line of business also resulted in increases of estimated ultimate losses for open claims for earlier accident years, which resulted in a lower amount of favorable development recognized in 2018 as compared to earlier years.
This can also be seen in looking at both the absolute amount of reserve development recognized for the less developed accident years as well as the size of such development when compared to established ultimates for those same accident years at the end of the preceding calendar year. The following table provides this information for years ended December 31, 2020, 2019 and 2018 with respect to the three then most recent prior accident years:

($ in millions)	2020	2019	2018
Prior accident years	2017-2019	2016-2018	2015-2017
Net favorable (unfavorable) development recognized for the specified years	$0.2	$(107.0)	$(23.0)
Development as a % of established ultimates, prior calendar year end	—%	(8.5%)	(2.0%)

Medical Technology Liability
Our Medical Technology Liability line of business has not experienced the change in claims frequency previously described for HCPL. However, the nature of the risks insured and volatility of the loss experience in this line of business has produced more variable loss development, as presented in the following table:

($ in thousands)		2020		2019		2018
Accident Years	Estimated Ultimate Losses, Net of Reinsurance, December 31, 2020	Reserve Development (favorable) unfavorable	% of Known Claims Closed	Reserve Development (favorable) unfavorable	% of Known Claims Closed	Reserve Development (favorable) unfavorable	% of Known Claims Closed
2020	$14,737	N/A	41.0%	N/A	N/A	N/A	N/A
2019	$12,862	$(1,047)	41.8%	N/A	13.4%	N/A	N/A
2018	$11,897	$(352)	75.2%	$(1,856)	68.2%	N/A	52.4%
2017	$8,209	$(3,854)	90.1%	$(2,166)	85.6%	$(695)	72.2%
2016	$10,737	$(486)	96.7%	$(1,249)	65.9%	$(1,114)	62.8%
2015	$8,620	$(663)	96.3%	$(1,548)	85.8%	$(1,511)	64.6%
2014	$9,691	$(458)	98.9%	$(1,823)	94.3%	$(1,526)	93.2%
2013	$4,727	$(294)	100.0%	$(291)	98.7%	$(1,526)	98.7%
2012	$8,435	$(69)	99.2%	$(1,362)	99.2%	$585	98.8%
2011	$8,887	$(254)	99.8%	$(467)	99.6%	$(5,273)	99.8%
Prior to 2011	$576,288	$(1,116)		$(2,003)		$(2,231)
Approximately $5.3 million of the $8.6 million total net favorable development recognized in 2020 related to the 2017 through 2019 accident years. The development for the 2017 through 2019 accident years represents a 13.7% reduction to the ultimates established for those reserves at December 31, 2019. Approximately $6.8 million of the $12.8 million total net favorable development recognized in 2019 related to the 2014 through 2017 accident years. The development for the 2014 through 2017 accident years represents a 13.7% reduction to the ultimates established for those reserves at December 31, 2018. Approximately $5.7 million of the $13.3 million total net favorable development recognized in 2018 related to the 2013 through 2016 accident years. The development for the 2013 through 2016 accident years represents a 12.3% reduction to the ultimates established for those reserves at December 31, 2017.
In 2020, 2019 and 2018 the development was largely attributable to favorable results from claims closed during the year. As time has elapsed we have recognized that actual loss experience has on average been better than estimated. We have been cautious in recognizing the improvement, but as claims have matured and claims are closed or have become more certain for the remaining open claims, we have revised reserve estimates. We believe the need for a cautious approach is required as outcomes are uncertain and results can be significantly affected by outcomes for a small number of cases.

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

($ in thousands)		2020		2019		2018
Accident Years	Estimated Ultimate Losses, Net of Reinsurance, December 31, 2020	Reserve Development (favorable) unfavorable	% of Known Claims Closed	Reserve Development (favorable) unfavorable	% of Known Claims Closed	Reserve Development (favorable) unfavorable	% of Known Claims Closed
2020	$146,240	N/A	41.6%	N/A	N/A	N/A	N/A
2019	$162,096	$(6,160)	81.6%	N/A	43.0%	N/A	N/A
2018	$161,065	$584	91.7%	$(2,561)	81.8%	N/A	40.0%
2017	$131,909	$(3,372)	96.0%	$(4,349)	91.4%	$(4,203)	80.8%
2016	$111,863	$(3,048)	97.1%	$(8,923)	95.2%	$(8,257)	91.8%
2015	$119,330	$(3,919)	98.0%	$(2,128)	96.9%	$(1,998)	95.3%
2014	$118,812	$(2,136)	98.9%	$(363)	98.9%	$(92)	98.4%
2013	$115,106	$(592)	99.5%	$2,405	99.4%	$(227)	99.2%
2012	$94,678	$(126)	99.7%	$(72)	99.7%	$(565)	99.5%
2011	$90,657	$(312)	99.6%	$(134)	99.5%	$(60)	99.3%
Prior to 2011	$473,326	$(91)		$(265)		$(65)
In 2020, we recognized $12.1 million of net favorable development in our Segregated Portfolio Cell Reinsurance segment related to workers' compensation business and $7.0 million of net favorable development in our Workers' Compensation Insurance segment. In 2019, we recognized $10.1 million of net favorable development in our Segregated Portfolio Cell Reinsurance segment, all related to workers' compensation business, and $7.8 million of net favorable development in our Workers' Compensation Insurance segment. In 2018, we recognized $9.0 million of net favorable development in our Segregated Portfolio Cell Reinsurance segment, all related to workers' compensation business, and $8.0 million of net favorable development in our Workers' Compensation Insurance segment. During the years ended December 31, 2019 and 2018, net favorable development in our Workers' Compensation Insurance segment included $1.6 million related to the amortization of the purchase accounting fair value adjustment. As previously discussed, this fair value adjustment has been fully amortized as of December 31, 2019.
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
We have used this modeled statistical distribution to calculate an 80% and 60% confidence interval for the potential outcome of our consolidated net reserve for losses. The high and low end points of the distributions are as follows:

	Low End Point	Carried Net Reserve	High End Point
80% Confidence Level	$1.540 billion	$2.032 billion	$2.615 billion
60% Confidence Level	$1.668 billion	$2.032 billion	$2.357 billion
Any change in our estimate of net ultimate losses for prior years is reflected in net income (loss) in the period in which such changes are made.
Due to the size of our consolidated reserve for losses and the large number of claims outstanding at any point in time, even a small percentage adjustment to our total reserve estimate could have a material effect on our results of operations for the period in which the adjustment is made, as was the case in 2020, 2019 and 2018.

Reinsurance
We use insurance and reinsurance (collectively, “reinsurance”) to provide capacity to write larger limits of liability, to provide reimbursement for losses incurred under the higher limit coverages we offer, to provide protection against losses in excess of policy limits and, in the case of risk sharing arrangements, to align our objectives with those of our strategic business partners and to provide custom insurance solutions for large customer groups. The purchase of reinsurance does not relieve us from the ultimate risk on our policies; however, it does provide reimbursement for certain losses we pay.
We make a determination of the amount of insurance risk we choose to retain based upon numerous factors, including our risk tolerance and the capital we have to support it, the price and availability of reinsurance, the volume of business, our level of experience with a particular set of exposures and our analysis of the potential underwriting results. We purchase excess of loss reinsurance to limit the amount of risk we retain and we do so from a number of companies to mitigate concentrations of credit risk. As of December 31, 2020, there is no reinsurer, on an individual basis, for which our recoverables for both paid and unpaid claims (net of amounts due to the reinsurer) and our prepaid balances are aggregately $51 million or more. We utilize reinsurance brokers to assist us in the placement of these reinsurance programs and in the analysis of the credit quality of our reinsurers. The determination of which reinsurers we choose to do business with is based upon an evaluation of their then current financial strength, rating, stability and claims payment practices.
We evaluate each of our ceded reinsurance contracts at inception to confirm that there is sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting guidance. At December 31, 2020, all ceded contracts were accounted for as risk transferring contracts.
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
Under the terms of certain of our reinsurance agreements, the amount of premium that we cede to our reinsurers is based in part on the losses we recover under the agreements. Therefore, we make an estimate of premiums ceded under these reinsurance agreements subject to certain minimums and maximums. Any adjustments to our estimates of losses recoverable under our reinsurance agreements or the premiums owed under our agreements are reflected in current operations. Due to the size of our reinsurance balances, an adjustment to these estimates could have a material effect on our results of operations for the period in which the adjustment is made.
Our reinsurance receivables are exposed to credit losses but to-date have not experienced any significant amount of credit losses. To partially mitigate our exposure to credit losses, reinsurance receivables totaling approximately $96.1 million were collateralized by letters of credit or funds withheld as of December 31, 2020. We measure expected credit losses on our reinsurance receivables on a collective basis when similar risk characteristics exist or on an individual basis if we determine a receivable does not share similar risk characteristics. We measure expected credit losses associated with our reinsurance receivables (related to both paid and unpaid losses) at the consolidated level as our reinsurance receivables share similar risk characteristics including type of financial asset, type of industry and similar historical and expected credit loss patterns. We measure expected credit losses over the average contractual term of our reinsurance receivables utilizing a loss rate method. Historical internal credit loss experience is the basis for our assessment of expected credit losses; however, we may also consider historical credit loss information from external sources. We also consider reasonable and supportable forecasts of future economic conditions in our estimate of expected credit losses. Expected credit losses associated with our reinsurance receivables (related to both paid and unpaid losses) were nominal in amount as of December 31, 2020. We had no allowance for expected credit losses related to our reinsurance receivables at December 31, 2019. No reinsurance balances were written off for credit reasons during the years ended December 31, 2020 or 2019. Should our expected credit loss analysis or other facts or circumstances lead us to believe that any reinsurer may not meet its obligations to us, adjustments to the allowance for expected credit losses or to reinsurance receivables would be reflected in current operations. Such an adjustment has the potential to be material to the results of operations in the period in which it is recorded; however, we would not expect such an adjustment to have a material effect on our capital position or our liquidity. For further information on our allowance for expected credit losses related to our receivables from reinsurers see Note 1 of the Notes to Consolidated Financial Statements.

Investment Valuations
We record the majority of our investments at fair value as shown in the table below. At December 31, 2020, the distribution of our investments based on GAAP fair value hierarchies (levels) was as follows:

	Distribution by GAAP Fair Value Hierarchy
	Level 1	Level 2	Level 3	Not Categorized	Total Investments
Investments recorded at:
Fair value	12%	76%	1%	7%	96%
Other valuations					4%
Total Investments					100%
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
Level 1 Investments
Fair values for a majority of our equity securities and portions of our short-term and convertible securities are determined using exchange-traded prices. There is little judgment involved when fair value is determined using an exchange-traded price. In accordance with GAAP, we classify securities valued using an exchange-traded price as Level 1 securities.
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
Nonrecurring Fair Value Measurements
We measure the fair value of certain assets on a nonrecurring basis when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. These assets include investments carried principally at cost, investments in tax credit partnerships, fixed assets, goodwill and other intangible assets. These assets would also include any equity method investments that do not provide a NAV. During the third quarter of 2020, we recognized a nonrecurring fair value measurement related to the goodwill in our Specialty P&C reporting unit with a carrying value of $161.1 million prior to the fair value measurement. This nonrecurring fair value measurement resulted in the goodwill being written down to its implied fair value of zero resulting in an impairment of the goodwill of $161.1 million (see following discussion under the heading "Goodwill / Intangibles"). The inputs used in the fair value measurement were non-observable and, as such, were categorized as a Level 3 valuation. We did not have any other assets or liabilities that were measured at fair value on a nonrecurring basis at December 31, 2020 or December 31, 2019.
Investments - Other Valuation Methodologies
Certain of our investments, in accordance with GAAP for the type of investment, are measured using methodologies other than fair value. At December 31, 2020, these investments represented approximately 4% of total investments, and are detailed in the following table. Additional information about these investments is provided in Notes 2 and 3 of the Notes to Consolidated Financial Statements.

(In millions)	Carrying Value	GAAP Measurement Method
Other investments:
Other, principally FHLB capital stock	$3.0	Principally Cost
Investment in unconsolidated subsidiaries:
Investments in tax credit partnerships	27.7	Equity
Equity method investments, primarily LPs/LLCs	49.1	Equity
	76.8
BOLI	67.8	Cash surrender value
Total investments - Other valuation methodologies	$147.6
Impairments
We evaluate our available-for-sale investment securities, which at December 31, 2020 and December 31, 2019 consisted entirely of fixed maturity securities, on at least a quarterly basis for the purpose of determining whether declines in fair value below recorded cost basis represent an impairment loss. We consider a credit-related impairment loss to have occurred:
•if there is intent to sell the security;
•if it is more likely than not that the security will be required to be sold before full recovery of its amortized cost basis; or
•if the entire amortized basis of the security is not expected to be recovered.
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
The estimate of expected cash flows is determined by projecting a recovery value and a recovery time frame and assessing whether further principal and interest will be received. We consider various factors in projecting recovery values and recovery time frames, including the following:
•third-party research and credit rating reports;
•the current credit standing of the issuer, including credit rating downgrades, whether before or after the balance sheet date;
•the extent to which the decline in fair value is attributable to credit risk specifically associated with the security or its issuer;

•internal assessments and the assessments of external portfolio managers regarding specific circumstances surrounding an investment, which indicate the investment is more or less likely to recover its amortized cost than other investments with a similar structure;
•for asset-backed securities, the origination date of the underlying loans, the remaining average life, the probability that credit performance of the underlying loans will deteriorate in the future and our assessment of the quality of the collateral underlying the loan;
•failure of the issuer of the security to make scheduled interest or principal payments;
•any changes to the rating of the security by a rating agency;
•recoveries or additional declines in fair value subsequent to the balance sheet date;
•adverse legal or regulatory events;
•significant deterioration in the market environment that may affect the value of collateral (e.g. decline in real estate prices);
•significant deterioration in economic conditions; and
•disruption in the business model resulting from changes in technology or new entrants to the industry.
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
As part of our evaluation of the recoverability of DPAC, we also evaluate our unearned premiums for premium deficiencies. A premium deficiency is recognized if the sum of anticipated losses and loss adjustment expenses, unamortized DPAC and maintenance costs, net of anticipated investment income, exceeds the related unearned premium. If a premium deficiency is identified, the associated DPAC is written off, and a PDR is recorded for the excess deficiency as a component of net losses and loss adjustment expenses in our Consolidated Statement of Income and Comprehensive Income and as a component of the reserve for losses on our Consolidated Balance Sheet. For the year ended December 31, 2020 we did not determine any DPAC to be unrecoverable. For the year ended December 31, 2019, a nominal amount of DPAC was charged to expense as it was determined to be unrecoverable, and a $9.2 million PDR was established in our Specialty P&C segment related to a large national healthcare account. The $9.2 million PDR was fully amortized during 2020. See further discussion on the PDR in the Segment Results - Specialty Property & Casualty section that follows.

Deferred Taxes
Deferred federal income taxes arise from the recognition of temporary differences between the basis of assets and liabilities determined for financial reporting purposes and the basis determined for income tax purposes. Our temporary differences principally relate to our loss reserves, unearned and advanced premiums, DPAC, tax credit carryforwards, compensation related items, unrealized investment gains (losses) and basis differences on fixed assets, intangible assets and operating leases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to be in effect when such benefits are realized. We review our deferred tax assets quarterly for impairment. If we determine that it is more likely than not that some or all of a deferred tax asset will not be realized, a valuation allowance is recorded to reduce the carrying value of the asset. In assessing the need for a valuation allowance, management is required to make certain judgments and assumptions about our future operations based on historical experience and information as of the measurement period regarding reversal of existing temporary differences, carryback capacity, future taxable income of the appropriate character (including its capital and operating characteristics) and tax planning strategies.
A valuation allowance was established in a prior year against the deferred tax asset related to the NOL carryforwards for the U.K. operations. In addition, a valuation allowance was established in 2020 against a portion of the deferred tax asset related to the U.S. state NOL carryforwards. Management concluded that it was more likely than not that these deferred tax assets will not be realized. We also established a valuation allowance in a prior year against the deferred tax assets of certain SPCs at our wholly owned Cayman Islands reinsurance subsidiary, Inova Re. Due to the limited operations of these SPCs, management concluded that a valuation allowance was required. As of December 31, 2020, management concluded that a valuation allowance was still required against the deferred tax assets related to the NOL carryforwards for the U.K. operations and against the deferred tax assets of certain SPCs at Inova Re. See further discussion in Note 5 of the Notes to Consolidated Financial Statements.
Tax Cuts and Jobs Act
The TCJA introduced a minimum tax on payments made to related foreign entities referred to as the BEAT. The BEAT is imposed by adding back into the U.S. tax base any base erosion payment made by the U.S. taxpayer to a related foreign entity and applying a minimum tax rate to this newly calculated modified taxable income. Base erosion payments represent any amount paid or accrued by the U.S. taxpayer to a related foreign entity for which a deduction is allowed. Premiums we cede to the SPCs at Inova Re, one of our wholly owned Cayman Islands reinsurance subsidiaries, do not fall within the scope of base erosion payments as the SPCs at Inova Re have elected to be taxed as U.S. taxpayers. However, premiums that we cede to any active SPC at our other wholly owned Cayman Islands reinsurance subsidiary, Eastern Re, fall within the scope of base erosion payments and therefore could be significantly impacted by the BEAT. We have evaluated our exposure to the BEAT and have concluded that our expected outbound deductible payments to related foreign entities are below the threshold for application of the BEAT; therefore, we have not recognized any incremental tax expense for the BEAT provision of the TCJA during the years ended December 31, 2020 or December 31, 2019. See further discussion on our Cayman Islands SPC operations in the Segment Results - Segregated Portfolio Cell Reinsurance section that follows. See discussion in Note 5 of the Notes to Consolidated Financial Statements.
The TCJA also requires a U.S. shareholder of a controlled foreign corporation to include its GILTI in U.S. taxable income. The GILTI amount is based on the U.S. shareholder’s aggregate share of the gross income of the controlled foreign corporation reduced by certain exceptions and a net deemed tangible income return. The net deemed tangible income return is based on the controlled foreign corporation’s basis in the tangible depreciable business property. Cell rental fee income earned by Inova Re and Eastern Re fall within the scope of the GILTI provisions of the TCJA. We have evaluated the new GILTI provisions of the TCJA, and we have made an accounting policy election to treat the taxes due on the inclusion of GILTI in U.S. taxable income as a current period expense when incurred. We recognized a nominal amount of tax expense for the GILTI provision of the TCJA during each of the years ended December 31, 2020 and December 31, 2019. See discussion in Note 5 of the Notes to Consolidated Financial Statements.
Coronavirus Aid, Relief and Economic Security Act
In response to COVID-19, the CARES Act was signed into law on March 27, 2020 and contains several provisions for corporations and eases certain deduction limitations originally imposed by the TCJA. The CARES Act, among other things, includes temporary changes regarding the prior and future utilization of NOLs, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of Social Security taxes and the creation of certain refundable employee retention credits. We anticipate the temporary changes regarding NOL carryback provisions will have a favorable impact on our liquidity (see discussion that follows in the Liquidity and Capital Resources and Financial Condition section under the heading "Taxes"). We have evaluated the other provisions of the CARES Act and concluded that they will not have a material impact on our financial position or results of operations. See discussion in Note 5 of the Notes to Consolidated Financial Statements.

Unrecognized Tax Benefits
We evaluate tax positions taken on tax returns and recognize positions in our financial statements when it is more likely than not that we will sustain the position upon resolution with a taxing authority. If recognized, the benefit is measured as the largest amount of benefit that has a greater than 50% probability of being realized. We review uncertain tax positions each quarter, considering changes in facts and circumstances, such as changes in tax law, interactions with taxing authorities and developments in case law, and make adjustments as we consider necessary. Adjustments to our unrecognized tax benefits may affect our income tax expense, and settlement of uncertain tax positions may require the use of cash. Other than differences related to timing, no significant adjustments were considered necessary during 2020 or 2019. At December 31, 2020, our liability for unrecognized tax benefits approximated $5.2 million.
Goodwill / Intangibles
Goodwill is tested for impairment annually or more frequently if circumstances indicate an impairment may have occurred. The date of our annual goodwill impairment testing is October 1.
Impairment of goodwill is tested at the reporting unit level, which is consistent with our reportable segments identified in Note 16 of the Notes to Consolidated Financial Statements.
During the third quarter of 2020, the Company recorded a goodwill impairment charge of $161.1 million, and the facts and circumstances that led to this impairment and how the fair value of each reporting unit was estimated, including the significant assumptions used and other details are outlined in the following section.
Interim Impairment Assessments
As disclosed in our June 30, 2020 report on Form 10-Q, COVID-19 has caused significant market volatility impacting our actual and projected results along with a decline in our stock price; and we performed a quantitative assessment on the Specialty P&C and Workers' Compensation Insurance reporting units. As a result of the interim goodwill impairment assessment in the second quarter of 2020, management concluded that the fair value of each of the Specialty P&C and Workers' Compensation Insurance reporting units were greater than their carrying value as of the testing date; therefore, goodwill was not impaired and no further impairment testing was required at that time.
As the impacts persisted into the third quarter, management performed new quantitative assessments of goodwill on our Specialty P&C and Workers' Compensation Insurance reporting units using updated marketplace data. The updated data, which was significantly influenced by our continued depressed stock price relative to both our own book value and the comparable stock prices of our peers, impacted a number of key variables in our analysis including the determination of a higher discount rate and lower valuation multiples. In addition, new guidance given by the Federal Reserve during the period regarding the expectation of a prolonged low interest rate environment impacted our analysis. This analysis during the third quarter of 2020 indicated an impairment of the goodwill associated with our Specialty P&C reporting unit and accordingly we recorded a $161.1 million charge to goodwill during the third quarter of 2020.
For each of the interim impairment assessments performed in the second and third quarters of 2020, management estimated the fair value of the reporting units using both an income approach and a market approach using marketplace data that was current at the time of each respective analysis. The estimate of fair value derived from the income approach was based on the present value of expected future cash flows, including terminal value, utilizing a market-based weighted average cost of capital determined separately for each reporting unit. The estimate of fair value derived from the market approach was based on price to book multiple data. The determination of fair value involved the use of significant estimates and assumptions, including revenue growth rates, operating margins, capital requirements, tax rates, terminal growth rates, discount rates, comparable public companies and synergistic benefits available to market participants. In addition, management made certain judgments and assumptions in allocating shared assets and liabilities to individual reporting units to determine the carrying amount of each reporting unit.
Management also performed impairment tests of certain of our definite and indefinite lived intangible assets for which a triggering event was deemed to have occurred. Based upon these impairment tests, no impairment of our definite or indefinite lived intangible assets was identified at September 30, 2020.
Annual Impairment Assessment
Subsequent to performing the interim impairment assessments previously discussed, we performed our annual goodwill impairment assessment as of October 1, 2020.
When testing goodwill for impairment on our annual test date, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the estimated fair value of a reporting unit is less than its carrying amount. If we elect to perform a qualitative assessment and determine that an impairment is more likely than not, we are then required to perform a quantitative impairment test; otherwise, no further analysis is required. We also may elect not to perform the qualitative assessment and, instead, proceed directly to the quantitative impairment test.
Performance of the qualitative goodwill impairment assessment requires judgment in identifying and considering the significance of relevant key factors, events, and circumstances that affect the fair values of our reporting units. This requires consideration and assessment of external factors such as macroeconomic, industry, and market conditions, as well as entity-specific factors, such as our actual and planned financial performance. We also give consideration to the difference between each reporting unit's fair value and carrying value as of the most recent date that a fair value measurement was performed. If the results of the qualitative assessment conclude that it is not more likely than not that the fair value of a reporting unit exceeds its carrying value, additional quantitative impairment testing is performed.
The quantitative goodwill impairment test involves comparing the fair value of a reporting unit with its carrying value including goodwill. If the fair value of a reporting unit exceeds its carrying value, the reporting unit's goodwill is considered not to be impaired. However, if the carrying value of a reporting unit exceeds its fair value, an impairment loss is recorded in an amount equal to that excess. Any impairment charge recognized is limited to the amount of the respective reporting unit's allocated goodwill.
Determining the fair value of a reporting unit under the quantitative goodwill impairment test requires judgment and often involves the use of significant estimates and assumptions, including an assessment of external factors such as macroeconomic, industry, and market conditions, as well as entity-specific factors, such as actual and planned financial performance. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and the magnitude of any such charge. To assist management in the process of determining any potential goodwill impairment, we may review and consider appraisals from accredited independent valuation firms. Estimates of fair value are primarily determined using discounted cash flows and market comparisons. These approaches involve significant estimates and assumptions, including projected future cash flows (including timing), discount rates reflecting the risks inherent in those future cash flows, perpetual growth rates, and selection of appropriate market comparable metrics and transactions.
For the most recent goodwill impairment test performed on October 1, 2020, we elected to perform a qualitative goodwill impairment test for our Workers' Compensation Insurance and Segregated Portfolio Cell Reinsurance reporting units. These reporting units have historically had an excess of fair value over book value and based on current operations are expected to continue to do so; therefore, our annual impairment test for these reporting units was performed qualitatively. In applying the qualitative approach, management considered macroeconomic factors, industry and market conditions, cost factors that could have a negative impact on the reporting units, actual financial performance of the reporting units versus expectations and management's future business expectations. As a result of the qualitative assessments, management concluded that it was not more likely than not that the fair value of each of our two reporting units that have net goodwill was less than the carrying value of each reporting unit as of the testing date; therefore, no further impairment testing was required. No goodwill impairment was recorded during the years ended December 31, 2019 or 2018. See Note 6 of the Notes to Consolidated Financial Statements for additional information about our goodwill.
Leases
We are involved in a number of leases, primarily for office facilities. We determine if an arrangement is a lease at the inception date of the contract and classify all leases as either financing or operating. As of December 31, 2020, all of our leases were classified as operating. Operating lease ROU assets and operating lease liabilities are recognized as of the lease commencement date based on the present value of the remaining lease payments, discounted over the term of the lease using a discount rate determined based on information available as of the commencement date. The ROU asset represents the right to use the underlying asset (office space) for the lease term. As the majority of our lessors do not provide an implicit discount rate, we use our collateralized incremental borrowing rate in determining the present value of remaining lease payments. For leases entered into or reassessed after the adoption of ASU 2016-02 on January 1, 2019, we account for lease and non-lease components of a contract as a single lease component.
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
Additional information regarding our leases is included in Note 1 and Note 10 of the Notes to Consolidated Financial Statements.
Audit Premium
Workers’ compensation premiums are determined based upon the payroll of the insured, respective premium rates and, where applicable, an experience-based modification factor. An audit of the policyholders’ records is conducted after policy expiration to make a final determination of applicable premiums. Audit premium due from or due to a policyholder as a result of an audit is reflected in net premiums written and earned when billed. We track, by policy, the amount of additional premium billed in final audit invoices as a percentage of payroll exposure and use this information to estimate the probable additional amount of EBUB as of the balance sheet date. We include changes to the EBUB estimate in net premiums written and earned in the period recognized. We reduced our EBUB estimate by $1.3 million during the year ended December 31, 2020 which primarily reflected a reduction in earned payroll exposure. As a result of the economic impact of COVID-19, we expect future reductions in payroll exposure related to in-force policies that could result in a significant decrease in audit premium and our EBUB estimate. We will continue to monitor and adjust the estimate, if necessary, based on changes in insured payrolls and economic conditions, as experience develops or new information becomes known; however, the length and magnitude of such changes depends on future developments, which are highly uncertain and cannot be predicted.
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
We did not have any other change in accounting estimate or policy that had a material effect on our results of operations or financial position during 2020. We are not aware of any accounting changes not yet adopted as of December 31, 2020 that would have a material effect on our results of operations, financial position or cash flows. Note 1 of the Notes to Consolidated Financial Statements provides additional detail regarding accounting changes not yet adopted.

Liquidity and Capital Resources and Financial Condition
Overview
ProAssurance Corporation is a holding company and is a legal entity separate and distinct from its subsidiaries. As a holding company, our principal source of external revenue is our investment revenues. In addition, dividends from our operating subsidiaries represent another source of funds for our obligations, including debt service and shareholder dividends. We also charge our operating subsidiaries within our Specialty P&C and Workers' Compensation Insurance segments a management fee based on the extent to which services are provided to the subsidiary and the amount of gross premium written by the subsidiary. At December 31, 2020, we held cash and liquid investments of approximately $260 million outside our insurance subsidiaries that were available for use without regulatory approval or other restriction. We also have $250 million in permitted borrowings available under our Revolving Credit Agreement as well as the possibility of a $50 million accordion feature if successfully subscribed. As of February 19, 2021, no borrowings were outstanding under our Revolving Credit Agreement.
During 2020, our operating subsidiaries paid dividends to us of approximately $118 million, which included extraordinary dividends of approximately $64 million. In the aggregate, our insurance subsidiaries are permitted to pay dividends of approximately $87 million over the course of 2021 without prior approval of state insurance regulators. However, the payment of any dividend requires prior notice to the insurance regulator in the state of domicile, and the regulator may reduce or prevent the dividend if, in its judgment, payment of the dividend would have an adverse effect on the surplus of the insurance subsidiary. We make the decision to pay dividends from an insurance subsidiary based on the capital needs of that subsidiary and may pay less than the permitted dividend or may also request permission to pay an additional amount (an extraordinary dividend).
Cash Flows
Cash flows between periods compare as follows:

	Year Ended December 31
(In thousands)	2020	2019	Change
Net cash provided (used) by:
Operating activities	$92,343	$148,166	$(55,823)
Investing activities	(8,484)	50,522	(59,006)
Financing activities	(43,446)	(103,790)	60,344
Increase (decrease) in cash and cash equivalents	$40,413	$94,898	$(54,485)

	Year Ended December 31
(In thousands)	2019	2018	Change
Net cash provided (used) by:
Operating activities	$148,166	$177,265	$(29,099)
Investing activities	50,522	214,897	(164,375)
Financing activities	(103,790)	(446,186)	342,396
Increase (decrease) in cash and cash equivalents	$94,898	$(54,024)	$148,922
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
The decrease in operating cash flows in 2020 as compared to 2019 of $55.8 million was primarily due to an increase in paid losses of $89.1 million driven by our Specialty P&C and Segregated Portfolio Cell Reinsurance segments. The increase in paid losses in our Specialty P&C segment was primarily due to higher average claim payments which we believe is an indication that the higher severity trends that we are experiencing in our HCPL case reserve estimates are emerging in actual claim payments. The increase in paid losses in our Segregated Portfolio Cell Reinsurance segment reflected the payment of a $10 million claim during the first quarter of 2020 by an SPC at Eastern Re in which we do not participate. The payment related to a reserve established by the SPC in 2019 related to an errors and omissions liability policy. Furthermore, the decrease in operating cash flows reflected a decrease in net cash received of $7.4 million associated with the cash settlement of the 2017 calendar year quota share reinsurance agreement between our Specialty P&C segment and Syndicate 1729 due to the reduction in premiums ceded to Syndicate 1729. The decrease in operating cash flows also reflected one-time expenses of $5.4 million primarily related to employee severance and early retirement benefits paid to certain employees in 2020. Additionally, the decrease in operating cash flows reflected a decrease in cash received from investment income of $3.5 million primarily due to a reduction in dividends received on our equity portfolio resulting from a decrease in our allocation to this asset category. The decrease in operating cash flows was somewhat offset by an increase in net premium receipts of $28.1 million and a decrease in 2020 net tax payments as compared to 2019 of $9.8 million. The increase in net premium receipts was driven by our Specialty P&C segment due to $14.3 million of tail premium received from a large national healthcare account during the second quarter of 2020 (see further discussion in our Segment Results - Specialty Property & Casualty section that follows). The decrease in net tax payments was primarily due to refunds received in 2020. Furthermore, the decrease in operating cash flows was partially offset by an increase in net cash received of $6.8 million associated with the cash settlement of a quota share reinsurance agreement between our Specialty P&C segment and one of its reinsurers. The remaining variance in operating cash flows in 2020 as compared to 2019 was comprised of individually insignificant components.
The decrease in operating cash flows in 2019 as compared to 2018 of $29.1 million was primarily due to an increase in paid losses of $30.2 million, a decrease in cash received from investment income of $9.8 million and an increase in cash paid for operating expenses of $8.1 million. The increase in paid losses was driven by our Specialty P&C and Workers' Compensation Insurance segments. The increase in paid losses in our Specialty P&C segment primarily reflected higher average claims payments in 2019 as compared to 2018 and the increase in paid losses in our Workers' Compensation Insurance segment primarily reflected the timing of loss payments between periods. The decrease in cash received from investment income was primarily due to a decline in distributed earnings from our unconsolidated subsidiaries. The increase in cash paid for operating expenses was driven by an increase in brokerage expenses in our Lloyd's Syndicates segment from the continuing growth of Syndicate 6131 as well as an increase in fees associated with a data analytics services agreement entered into during the fourth quarter of 2018 in our Specialty P&C segment. In addition, the decrease in operating cash flows reflected a decrease in net cash received of $3.0 million associated with the cash settlement from the commutation of the 2017 and 2016 calendar year quota share reinsurance agreements between our Specialty P&C segment and Syndicate 1729 due to the reduction in premiums ceded to Syndicate 1729. The decrease in operating cash flows was partially offset by an increase in net premium receipts of $19.0 million and a decrease in estimated tax payments of $3.0 million. The increase in net premium receipts was primarily due to the growth in written premium in our Lloyd's Syndicates and Specialty P&C segments.
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
Our financing cash flows are primarily composed of dividend payments and borrowings and repayments under our Revolving Credit Agreement. See further discussion of our financing activities in this section under the heading "Financing Activities and Related Cash Flows."

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
The following may be helpful in understanding the Analysis of Reserve Development:
•The line entitled “Reserve for losses, undiscounted and net of reinsurance recoverables” reflects our reserve for losses and loss adjustment expense, less the receivables from reinsurers, each as reported in our Consolidated Balance Sheets at the end of each year (the Balance Sheet Reserves).
•The section entitled “Cumulative net paid, as of” reflects the cumulative amounts paid as of the end of each succeeding year with respect to the previously recorded Balance Sheet Reserves.
•The section entitled “Re-estimated net liability as of” reflects the re-estimated amount of the liability previously recorded as Balance Sheet Reserves that includes the cumulative amounts paid and an estimate of the remaining net liability based upon claims experience as of the end of each succeeding year (the Net Re-estimated Liability).
•The line entitled “Net cumulative redundancy (deficiency)” reflects the difference between the previously recorded Balance Sheet Reserve for each applicable year and the Net Re-estimated Liability relating thereto as of the end of the most recent fiscal year.

Analysis of Reserve Development

	December 31
(In thousands)	2010	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
Reserve for losses, undiscounted and net of reinsurance recoverables	$2,136,664	$2,000,114	$1,860,076	$1,825,304	$1,820,300	$1,755,976	$1,719,953	$1,712,796	$1,776,027	$1,955,818	$2,032,092
Cumulative net paid, as of:
One Year Later	264,597	300,703	311,835	343,197	390,849	383,062	369,682	412,711	458,991	501,969
Two Years Later	491,657	526,903	563,805	571,690	646,878	633,246	644,422	704,830	787,223
Three Years Later	639,220	682,576	704,795	732,892	804,624	818,102	824,686	900,421
Four Years Later	737,253	763,703	800,189	826,384	917,236	918,403	958,735
Five Years Later	789,965	821,742	852,873	891,615	971,392	994,771
Six Years Later	828,043	852,119	893,529	924,334	1,012,975
Seven Years Later	844,810	876,840	915,730	952,118
Eight Years Later	859,561	891,820	930,375
Nine Years Later	869,316	899,969
Ten Years Later	872,667
Re-estimated net liability as of:
End of Year	2,136,664	2,000,114	1,860,076	1,825,304	1,820,300	1,755,976	1,719,953	1,712,796	1,776,027	1,955,818
One Year Later	1,810,799	1,728,076	1,644,203	1,644,516	1,659,120	1,612,198	1,585,593	1,620,680	1,764,244	1,905,419
Two Years Later	1,543,650	1,498,158	1,472,259	1,483,378	1,519,078	1,485,357	1,481,292	1,541,237	1,716,096
Three Years Later	1,324,906	1,342,996	1,331,828	1,358,560	1,396,130	1,380,687	1,373,145	1,501,138
Four Years Later	1,205,737	1,224,597	1,231,337	1,252,605	1,296,074	1,279,877	1,340,191
Five Years Later	1,111,591	1,148,793	1,157,493	1,173,975	1,228,480	1,253,245
Six Years Later	1,050,549	1,091,646	1,108,716	1,126,308	1,211,706
Seven Years Later	1,010,802	1,056,053	1,078,057	1,121,087
Eight Years Later	988,980	1,034,690	1,075,277
Nine Years Later	971,554	1,033,435
Ten Years Later	972,265

Net cumulative redundancy (deficiency)	$1,164,399	$966,679	$784,799	$704,217	$608,594	$502,731	$379,762	$211,658	$59,931	$50,399
Original gross liability - end of year	$2,414,100	$2,247,772	$2,051,428	$2,072,822	$2,058,266	$2,005,326	$1,993,428	$2,048,381	$2,119,847	$2,346,526
Reinsurance recoverables	(277,436)	(247,658)	(191,352)	(247,518)	(237,966)	(249,350)	(273,475)	(335,585)	(343,820)	(390,708)
Original net liability - end of year	$2,136,664	$2,000,114	$1,860,076	$1,825,304	$1,820,300	$1,755,976	$1,719,953	$1,712,796	$1,776,027	$1,955,818
Gross re-estimated liability - latest	$1,099,378	$1,162,217	$1,197,149	$1,263,811	$1,369,572	$1,450,524	$1,571,759	$1,806,131	$2,044,864	$2,287,058
Re-estimated reinsurance recoverables	(127,113)	(128,782)	(121,872)	(142,724)	(157,866)	(197,279)	(231,568)	(304,993)	(328,768)	(381,639)
Net re-estimated liability - latest	$972,265	$1,033,435	$1,075,277	$1,121,087	$1,211,706	$1,253,245	$1,340,191	$1,501,138	$1,716,096	$1,905,419
Gross cumulative redundancy (deficiency)	$1,314,722	$1,085,555	$854,279	$809,011	$688,694	$554,802	$421,669	$242,250	$74,983	$59,468
See table notes on following page.

Table Notes
•Reserves for 2010 and thereafter include gross and net reserves acquired in 2010 business combinations of $88.1 million and $82.2 million, respectively.
•Reserves for 2012 and thereafter include gross and net reserves acquired in 2012 business combinations of $21.8 million and $19.2 million, respectively, which considers reductions of $3.6 million and $3.3 million, respectively, recorded in 2013 due to the re-estimation of the fair value of the acquired reserves.
•Reserves for 2013 include gross and net reserves acquired in 2013 business combinations of $201.1 million and $126.0 million, respectively.
•Reserves for 2014 include gross and net reserves acquired in 2014 business combinations of $153.2 million and $139.5 million, respectively.
In each year reflected in the table, we have estimated our reserve for losses utilizing the management and actuarial processes discussed under the heading "Reserve for Losses and Loss Adjustment Expenses" in the Critical Accounting Estimates section. Factors that have contributed to the variation in loss development are primarily related to the extended period of time required to resolve professional liability claims and include the following:
•The HCPL legal environment deteriorated in the late 1990’s and severity began to increase at a greater pace than anticipated in our rates and reserve estimates. We addressed the adverse severity trends through increased rates, stricter underwriting and modifications to claims handling procedures, and reflected this adverse severity trend when we established our initial reserves for subsequent years.
•These adverse severity trends later moderated, with that moderation becoming more pronounced beginning in 2009. We were cautious in giving full recognition to indications that the pace of severity increase had slowed, however we gave measured recognition of the improved trend in our reserve estimates. The favorable development was most pronounced for years 2004 to 2008, as the initial reserves for these accident years were established prior to substantial indication that severity trends were moderating. We gave stronger recognition to the lower severity trend as time elapsed and a greater percentage of claims were closed.
•A general decline in claims frequency has also been a contributor to favorable loss development. A significant portion of our policies through 2003 were issued on an occurrence basis, and a smaller portion of our ongoing business results from the issuance of extended reporting endorsements which have occurrence-like exposure. As claims frequency declined, the number of reported claims related to these coverages was less than originally expected.
•Beginning in 2017, we identified potential higher severity trends in the broader HCPL industry. These trends were also reflected in increases in estimates of ultimate losses for open HCPL claims for earlier accident years, which resulted in a lower amount of favorable development recognized in 2018 and 2017 as compared to prior years.
•During 2019 the loss experience in our Specialty line of business deteriorated further, particularly in regard to the reserves we established for a large national healthcare account that has experienced losses far exceeding the assumptions we made when underwriting the account, beginning in 2016. As a result, we strengthened our Specialty reserves through the recognition of net unfavorable development on prior accident years and a higher current accident year net loss ratio in our Specialty P&C segment in 2019 as discussed more fully in our Segment Results - Specialty Property and Casualty section that follows.

Activity in our net reserve for losses during 2020, 2019 and 2018 is summarized below:

	Year Ended December 31
(In thousands)	2020	2019	2018
Balance, beginning of year	$2,346,526	$2,119,847	$2,048,381
Less reinsurance recoverables on unpaid losses and loss adjustment expenses	390,708	343,820	335,585
Net balance, beginning of year	1,955,818	1,776,027	1,712,796
Net losses:
Current year(1)(2)(3)	711,846	765,698	685,326
Favorable development of reserves established in prior years, net	(50,399)	(11,783)	(92,116)
Total	661,447	753,915	593,210
Paid related to:
Current year	(83,204)	(115,133)	(117,268)
Prior years	(501,969)	(458,991)	(412,711)
Total paid	(585,173)	(574,124)	(529,979)
Net balance, end of year	2,032,092	1,955,818	1,776,027
Plus reinsurance recoverables on unpaid losses and loss adjustment expenses	385,087	390,708	343,820
Balance, end of year	$2,417,179	$2,346,526	$2,119,847
(1) Current year net losses for the year ended December 31, 2019 included incurred losses of $2.1 million related to a loss portfolio transfer entered into during 2019 in the Specialty P&C segment. Current year net losses in 2018 included incurred losses of $25.4 million related to a loss portfolio transfer entered into during the second quarter of 2018 (see Note 8 of the Notes to Consolidated Financial Statements).
(2) Current year net losses for the year ended December 31, 2019 included a PDR of $9.2 million associated with the unearned premium of a large national healthcare account's claims-made policy in the Specialty P&C segment. Current year net losses for the year ended December 31, 2020 included the amortization of the aforementioned $9.2 million PDR which offsets the impact of the losses incurred associated with the premium earned related to the large national healthcare account's claims-made policy. For additional information regarding the PDR see Note 7 of the Notes to Consolidated Financial Statements.
(3) During 2020, the aforementioned large national healthcare account did not renew on terms offered by us and exercised its contractual option to purchase extended reporting endorsement or "tail" coverage. As a result, we recognized total current year losses of $60.0 million (assumes a full limit loss) within the Specialty P&C segment for the year ended December 31, 2020 (see Note 8 of the Notes to Consolidated Financial Statements).
At December 31, 2020 our gross reserve for losses included case reserves of approximately $1.4 billion and IBNR reserves of approximately $1.0 billion. Our consolidated gross reserve for losses on a GAAP basis exceeds the combined gross reserves of our insurance subsidiaries on a statutory basis by approximately $0.2 billion, which is principally due to the portion of the GAAP reserve for losses that is reflected for statutory accounting purposes as unearned premiums. These unearned premiums are applicable to extended reporting endorsements (“tail” coverage) issued without a premium charge upon death, disability or retirement of an insured who meets certain qualifications.
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
We offer alternative market solutions whereby we cede certain premiums from our Workers' Compensation Insurance and Specialty P&C segments to either the SPCs at Inova Re or Eastern Re, our Cayman Islands reinsurance subsidiaries which are reported in our Segregated Portfolio Cell Reinsurance segment, or, to a limited extent, an unaffiliated captive insurer for one program. For the years ended December 31, 2020 and 2019, we wrote total alternative market premium of approximately $76.6 million and $90.0 million, respectively. The majority of these policies ($72.8 million and $86.7 million of premium in 2020 and 2019, respectively) are reinsured to the SPCs at Inova Re or Eastern Re, net of a ceding commission. Each SPC at Inova Re and Eastern Re is owned, fully or in part, by an agency, group or association, and the results of the SPCs are due to the participants of that cell. We participate to a varying degree in the results of selected SPCs and, for the SPCs in which we participate, our participation interest ranges from a low of 20% to a high of 85%. SPC results attributable to external cell participants are reflected as an SPC dividend expense (income) in our Segregated Portfolio Cell Reinsurance segment. See further discussion on our SPC operations in the Segment Results - Segregated Portfolio Cell Reinsurance section that follows. The alternative market workers' compensation policies are ceded from our Workers' Compensation Insurance segment to the SPCs under 100% quota share reinsurance agreements. The alternative market healthcare professional liability policies are ceded from our Specialty P&C segment to the SPCs under either excess of loss or quota share reinsurance agreements, depending on the structure of the individual program. The nominal portion of the risk that is not ceded to an SPC is retained in our Specialty P&C segment and may also be reinsured under our standard healthcare professional liability reinsurance program, depending on the policy limits provided. The remaining premium written in our alternative market business of $2.8 million and $2.4 million in 2020 and 2019, respectively, was 100% ceded to an unaffiliated captive insurer.
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
Within our Lloyd's Syndicates segment, Syndicate 1729 utilizes reinsurance to provide capacity to write larger limits of liability on individual risks, to provide protection against catastrophic loss and to provide protection against losses in excess of policy limits. The level of reinsurance that Syndicate 1729 purchases is dependent on a number of factors, including its underwriting risk appetite for catastrophic exposure, the specific risks inherent in each line or class of business written and the pricing, coverage and terms and conditions available from the reinsurance market. Reinsurance protection by line of business is as follows:
•Reinsurance is utilized on a per risk basis for the property insurance and casualty coverages in order to mitigate risk volatility.
•Catastrophic protection is utilized on both our property insurance and casualty coverages to protect against losses in excess of policy limits as well as natural catastrophes.
•Both quota share reinsurance and excess of loss reinsurance are utilized to manage the net loss exposure on our property reinsurance coverages.
•Property umbrella excess of loss reinsurance is utilized for peak catastrophe and frequency of catastrophe exposures.

•External excess of loss reinsurance is utilized by Syndicate 1729 to manage the net loss exposure on the specialty property and contingency coverages ceded to Syndicate 6131. For the second half of 2020, external quota share reinsurance was utilized by Syndicate 6131 to manage the net loss exposure on the specialty property and contingency coverages it assumed from Syndicate 1729 by ceding essentially half of the premium assumed to an unaffiliated insurer; this agreement was non-renewed on January 1, 2021 (see further discussion in the Segment Results - Lloyd's Syndicates section that follows).
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
Taxes
We are subject to the tax laws and regulations of the U.S., Cayman Islands and U.K. We file a consolidated U.S. federal income tax return that includes the parent company and its U.S. subsidiaries. Our filing obligations include a requirement to make quarterly payments of estimated taxes to the IRS using the corporate tax rate effective for the tax year. We did not make any quarterly estimated tax payments during the year ended December 31, 2020.
As a result of the CARES Act that was signed into law on March 27, 2020, as previously discussed, we now have the ability to carryback NOLs generated in tax years 2018, 2019 and 2020 for up to five years. We have an NOL of approximately $45.3 million from the 2020 tax year that will be carried back to the 2015 tax year and is expected to generate a tax refund of approximately $15.9 million. Additionally, we had an NOL of approximately $25.6 million from the 2019 tax year which was carried back to the 2014 tax year and generated a tax refund of approximately $9.0 million which we received in February 2021. Furthermore, our effective tax rate for the year ended December 31, 2020 was affected by the tax rate differential on the carryback of the 2020 and 2019 NOLs to the 2015 and 2014 tax years, respectively, when the federal statutory tax rate was 35% as compared to the current tax rate of 21%. See further discussion on our effective tax rate for the year ended December 31, 2020 in the Segment Results - Corporate section that follows under the heading "Taxes." We have evaluated the other provisions of the CARES Act and concluded that they will not have a material impact on our financial position or results of operations. See further discussion in Note 5 of the Notes to Consolidated Financial Statements.
Litigation
We are involved in various legal actions related to insurance policies and claims handling including, but not limited to, claims asserted against us by policyholders. These types of legal actions arise in the ordinary course of business and, in accordance with GAAP for insurance entities, are generally considered as a part of our loss reserving process, which is described in detail in our Critical Accounting Estimates section under the heading "Reserve for Losses and Loss Adjustment Expenses." We also have other direct actions against the Company unrelated to our claims activity which we evaluate and account for as a part of our other liabilities. For these corporate legal actions, we evaluate each case separately and establish what we believe is an appropriate reserve based on GAAP guidance related to contingent liabilities. As of December 31, 2020 there were no material reserves established for corporate legal actions.

Investing Activities and Related Cash Flows
Our investments at December 31, 2020 and December 31, 2019 are comprised as follows:

	December 31, 2020		December 31, 2019
($ in thousands)	Carrying Value	% of Total Investment	Carrying Value	% of Total Investment
Fixed maturities, available for sale:
U.S. Treasury obligations	$107,059	3%	$110,467	3%
U.S. Government-sponsored enterprise obligations	12,261	1%	17,340	1%
State and municipal bonds	332,920	10%	296,093	9%
Corporate debt	1,329,342	39%	1,340,364	40%
Residential mortgage-backed securities	276,541	8%	208,408	6%
Commercial mortgage-backed securities	126,402	4%	80,089	2%
Other asset-backed securities	273,006	8%	236,024	7%
Total fixed maturities, available-for-sale	2,457,531	73%	2,288,785	68%
Fixed maturities, trading	48,456	1%	47,284	1%
Total fixed maturities	2,505,987	74%	2,336,069	69%

Equity investments	120,101	4%	250,552	7%
Short-term investments	337,813	10%	339,907	10%
BOLI	67,847	2%	66,112	2%
Investment in unconsolidated subsidiaries	310,529	9%	358,820	11%
Other investments	47,068	1%	38,949	1%
Total investments	$3,389,345	100%	$3,390,409	100%
At December 31, 2020, 99% of our investments in available-for-sale fixed maturity securities were rated and the average rating was A+. The distribution of our investments in available-for-sale fixed maturity securities by rating were as follows:

	December 31, 2020		December 31, 2019
($ in thousands)	Carrying Value	% of Total Investment	Carrying Value	% of Total Investment
Rating*
AAA	$717,187	29%	$677,554	30%
AA+	103,996	4%	84,991	3%
AA	168,452	7%	152,118	7%
AA-	122,733	5%	153,377	7%
A+	197,274	8%	182,966	8%
A	323,044	13%	338,697	15%
A-	245,464	10%	171,553	7%
BBB+	189,971	8%	182,041	8%
BBB	190,385	8%	155,935	7%
BBB-	59,847	2%	52,523	2%
Below investment grade	133,607	5%	130,929	5%
Not rated	5,571	1%	6,101	1%
Total	$2,457,531	100%	$2,288,785	100%
*Average of three NRSRO sources, presented as an S&P equivalent. Source: S&P, Copyright ©2021, S&P Global Market Intelligence

A detailed listing of our investment holdings as of December 31, 2020 is located under the Financial Information heading on the Investor Relations page of our website which can be reached directly at www.proassurance.com/investmentholdings or through links from the Investor Relations section of our website, investor.proassurance.com.
We manage our investments to ensure that we will have sufficient liquidity to meet our obligations, taking into consideration the timing of cash flows from our investments, including interest payments, dividends and principal payments, as well as the expected cash flows to be generated by our operations. During the year ended December 31, 2020, we received and granted requests for premium relief for certain insureds that have been adversely impacted by the recent COVID-19 pandemic in the form of either premium credits or premium deferrals. While premium credits and deferrals granted during the year ended December 31, 2020 did not have a significant impact on our liquidity, additional premium relief efforts could have an impact on our cash flows to be generated from our operations in future quarters and could result in an increase to our allowance for expected credit losses related to our premiums receivable. In addition to the interest and dividends we will receive from our investments, we anticipate that between $50 million and $110 million of our portfolio will mature (or be paid down) each quarter over the next twelve months and become available, if needed, to meet our cash flow requirements. The primary outflow of cash at our insurance subsidiaries is related to paid losses and operating costs, including income taxes. The payment of individual claims cannot be predicted with certainty; therefore, we rely upon the history of paid claims in estimating the timing of future claims payments with consideration to current and anticipated industry trends and macroeconomic conditions, including the impacts of COVID-19. To the extent that we may have an unanticipated shortfall in cash, we may either liquidate securities or borrow funds under existing borrowing arrangements through our Revolving Credit Agreement and the FHLB system. Permitted borrowings under our Revolving Credit Agreement are $250 million with the possibility of an additional $50 million accordion feature, if successfully subscribed. Given the duration of our investments, we do not foresee a shortfall that would require us to meet operating cash needs through additional borrowings. Additional information regarding our Revolving Credit Agreement is detailed in Note 11 of the Notes to Consolidated Financial Statements.
At December 31, 2020, our FAL was comprised of fixed maturity securities with a fair value of $95.0 million and cash and cash equivalents of $11.2 million deposited with Lloyd's. See further discussion in Note 3 of the Notes to Consolidated Financial Statements. During the third quarter of 2020, we received a return of approximately $32.3 million of FAL given the reduction in our participation in the results of Syndicate 1729 for the 2020 underwriting year to 29% from 61%.
Our investment portfolio continues to be primarily composed of high quality fixed income securities with approximately 94% of our fixed maturities being investment grade securities as determined by national rating agencies. The weighted average effective duration of our fixed maturity securities at December 31, 2020 was 3.16 years; the weighted average effective duration of our fixed maturity securities combined with our short-term securities was 2.78 years.
The carrying value and unfunded commitments for certain of our investments were as follows:

	Carrying Value		December 31, 2020
($ in thousands, except expected funding period)	December 31, 2020	December 31, 2019	Unfunded Commitment	Expected funding period in years
Qualified affordable housing project tax credit partnerships (1)	$27,719	$46,421	$744	6
Historic tax credit partnership (2)	—	2,085	—	—
All other investments, primarily investment fund LPs/LLCs	282,810	310,314	120,955	3
Total	$310,529	$358,820	$121,699
(1) The carrying value reflects our total commitments (both funded and unfunded) to the partnerships, less any amortization, since our initial investment. We fund these investments based on funding schedules maintained by the partnerships.

(2) The carrying value reflects our funded commitments less any amortization.
Investment fund LPs/LLCs are by nature less liquid and may involve more risk than other investments. We manage our risk through diversification of asset class and geographic location. At December 31, 2020, we had investments in 31 separate investment funds with a total carrying value of $282.8 million which represented approximately 8% of our total investments. Our investment fund LPs/LLCs generate earnings from trading portfolios, secured debt, debt securities, multi-strategy funds and private equity investments, and the performance of these LPs/LLCs is affected by the volatility of equity and credit markets. For our investments in LPs/LLCs, we record our allocable portion of the partnership operating income or loss as the results of the LPs/LLCs become available, typically following the end of a reporting period.

Acquisitions
We have entered into a definitive agreement to acquire NORCAL, an underwriter of medical professional liability insurance, subject to the demutualization of NORCAL Mutual, NORCAL's ultimate controlling party. Upon satisfaction of the various remaining regulatory approvals required, we are anticipating to close the transaction in the second quarter of 2021. Subject to NORCAL’s conversion from a mutual company to a stock company, we have agreed to acquire 100% of the converted company stock in exchange for base consideration of $450 million and contingent consideration of up to an additional $150 million depending on the development of NORCAL’s ultimate losses over a three-year period following the acquisition date. The actual final cost of the transaction could vary due to the ability of NORCAL’s policyholders to elect forms of consideration other than stock in the demutualization transaction as provided by California law. Those alternative consideration options are tied to an appraised value of NORCAL as determined by the California insurance regulator rather than the price per share we have agreed to pay for 100% of NORCAL assuming that all policyholders elect to receive stock. Further, the transaction is subject to a number of closing conditions, including a maximum threshold for one of the alternative forms of consideration in the demutualization, a minimum threshold for the number of NORCAL shares tendered to us, and various required regulatory approvals, as previously mentioned. The Agreement and Plan of Acquisition is included as Exhibit 10.19 of this report. We plan to utilize our Revolving Credit Agreement to partially finance the acquisition (see further discussion on our Revolving Credit Agreement in this section under the heading "Debt"). The COVID-19 pandemic’s potential disruption to our business operations may require us to access our Revolving Credit Agreement for other purposes including working capital, capital expenditures or other general corporate requirements. If needed, we may be required to obtain additional financing and our ability to arrange such financing or refinancing will depend on, among other factors, our financial position and performance, as well as prevailing market conditions and other factors beyond our control. As a result, we may be compelled to take additional measures to preserve our cash flow, including the reduction of operating expenses or reduction or suspension of dividend payments, at least until the impacts of the COVID-19 pandemic improve. We believe that funds available under the Revolving Credit Agreement, along with cash generated from our operations and investment portfolio, will be sufficient to meet our liquidity needs.
Business Combinations and Ventures
There were no business combinations during the years ended December 31, 2020 or 2019.
Financing Activities and Related Cash Flows
Treasury Shares
Treasury share activity for 2020, 2019 and 2018 was as follows:

(In thousands)	2020	2019	2018
Treasury shares at the beginning of the period	9,325	9,352	9,368
Shares reissued, primarily those reissued pursuant to the ProAssurance 2011 Employee Stock Ownership Plan, had a fair value of approximately $1 million in both 2019 and 2018	—	(27)	(16)
Treasury shares at the end of the period	9,325	9,325	9,352
We did not repurchase any common shares subsequent to December 31, 2020 and as of February 19, 2021 our remaining Board authorization was approximately $110 million.

ProAssurance Shareholder Dividends
Our Board declared cash dividends during 2020, 2019 and 2018 as follows:

	Quarterly Cash Dividends Declared, per Share
	2020	2019	2018
First Quarter	$0.31	$0.31	$0.31
Second Quarter	$0.05	$0.31	$0.31
Third Quarter	$0.05	$0.31	$0.31
Fourth Quarter	$0.05	$0.31	$0.31
Fourth Quarter - Special dividend	$—	$—	$0.50
Each dividend was paid in the month following the quarter in which it was declared. Cash dividends totaling $39 million, $93 million and $316 million were paid during the years ended December 31, 2020, 2019 and 2018, respectively. Given our current earnings profile, the effects that underlying conditions in the broader insurance marketplace continue to have on our results and the uncertainties introduced by the COVID-19 pandemic, our Board made the decision to reduce our quarterly cash dividend from $0.31 per share to $0.05 per share, beginning with the dividend that was declared during the second quarter of 2020. Any decision to pay future cash dividends is subject to the Board’s final determination after a comprehensive review of financial performance, future expectations and other factors deemed relevant by the Board.
Debt
At December 31, 2020, our debt included $250 million of outstanding unsecured senior notes. The notes bear interest at 5.3% annually and are due in 2023 although they may be redeemed in whole or part prior to maturity. There are no financial covenants associated with these notes.
We have a Revolving Credit Agreement, which expires in November 2024, that may be used for general corporate purposes, including, but not limited to, short-term working capital, share repurchases as authorized by the Board and support for other activities, such as the planned acquisition of NORCAL, as previously discussed under the heading "Acquisitions." Our Revolving Credit Agreement permits borrowings of up to $250 million as well as the possibility of a $50 million accordion feature, if successfully subscribed. At December 31, 2020, there were no outstanding borrowings on our Revolving Credit Agreement; we are in compliance with the financial covenants of the Revolving Credit Agreement.
We have Mortgage Loans with one lender in connection with the recapitalization of two office buildings, which mature in December 2027. The Mortgage Loans accrue interest at three-month LIBOR plus 1.325% with principal and interest payable on a quarterly basis. At December 31, 2020, the outstanding balance of the Mortgage Loans was approximately $36 million; we are in compliance with the financial covenant of the Mortgage Loans.
Additional information regarding our debt is provided in Note 11 of the Notes to Consolidated Financial Statements.
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

Results of Operations - Year Ended December 31, 2020 Compared to Year Ended December 31, 2019
Selected consolidated financial data for each period is summarized in the table below:

	Year Ended December 31
($ in thousands, except per share data)	2020	2019	Change
Revenues:
Net premiums written	$747,701	$842,725	$(95,024)
Net premiums earned	$792,715	$847,532	$(54,817)
Net investment result	60,077	83,208	(23,131)
Net realized investment gains (losses)	15,678	59,874	(44,196)
Other income	6,470	9,220	(2,750)
Total revenues	874,940	999,834	(124,894)

Expenses:
Net losses and loss adjustment expenses	661,447	753,915	(92,468)
Underwriting, policy acquisition and operating expenses (1)	237,881	252,449	(14,568)
SPC U.S. federal income tax expense (1)	1,746	1,059	687
SPC dividend expense (income)	14,304	4,579	9,725
Interest expense	15,503	16,636	(1,133)
Goodwill impairment	161,115	—	161,115
Total expenses	1,091,996	1,028,638	63,358
Income (loss) before income taxes	(217,056)	(28,804)	(188,252)
Income tax expense (benefit)	(41,329)	(29,808)	(11,521)
Net income (loss)	$(175,727)	$1,004	$(176,731)
Non-GAAP operating income (loss)	$(27,741)	$(43,779)	$16,038
Earnings (loss) per share:
Basic	$(3.26)	$0.02	$(3.28)
Diluted	$(3.26)	$0.02	$(3.28)
Non-GAAP operating income (loss) per share:
Basic	$(0.52)	$(0.81)	$0.29
Diluted	$(0.52)	$(0.81)	$0.29
Net loss ratio	83.4%	89.0%	(5.6 pts)
Underwriting expense ratio (1)	30.0%	29.8%	0.2 pts
Combined ratio	113.4%	118.8%	(5.4 pts)
Operating ratio	104.3%	107.8%	(3.5 pts)
Effective tax rate	19.0%	103.5%	(84.5 pts)
Return on equity	(12.3%)	0.1%	(12.4 pts)
(1) In our December 31, 2019 report on Form 10-K, underwriting, policy acquisition and operating expenses and the underwriting expense ratio in 2019 included a provision for U.S. federal income taxes of $1.1 million for certain SPCs at Inova Re. Beginning in 2020, this tax provision is now presented as a separate line on our Consolidated Statements of Income and Comprehensive Income as SPC U.S. federal income tax expense. We have recast 2019 to conform to this new presentation, including the calculation of the underwriting expense ratio. See further discussion in the Segment Results - Segregated Portfolio Cell Reinsurance section that follows.

In all tables that follow, the abbreviation "nm" indicates that the information or the percentage change is not meaningful.

Executive Summary of Operations
The following sections provide an overview of our consolidated and segment results of operations for the year ended December 31, 2020 as compared to the year ended December 31, 2019. See the Segment Results sections that follow for additional information regarding each segment's results. For a full discussion of the changes in the financial condition, results of operations and cash flows for the year ended December 31, 2019 as compared to the year ended December 31, 2018, please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of ProAssurance's December 31, 2019 report on Form 10-K. Any significant retrospective revisions in the presentation of the changes in the financial condition, results of operations and cash flows for the year ended December 31, 2019 as compared to the year ended December 31, 2018 as reported in ProAssurance's December 31, 2019 report on Form 10-K are located in this report under the section that follows titled "Results of Operations - Year Ended December 31, 2019 Compared to Year Ended December 31, 2018."
Revenues
The following table shows our consolidated and segment net premiums earned:

	Year Ended December 31
($ in thousands)	2020	2019	Change
Net Premiums Earned
Specialty P&C	$477,365	$499,058	$(21,693)	(4.3%)
Workers' Compensation Insurance	171,772	189,240	(17,468)	(9.2%)
Segregated Portfolio Cell Reinsurance	66,352	78,563	(12,211)	(15.5%)
Lloyd's Syndicates	77,226	80,671	(3,445)	(4.3%)
Consolidated total	$792,715	$847,532	$(54,817)	(6.5%)
For the year ended December 31, 2020, consolidated net premiums earned included $14.3 million of tail premium written and fully earned during the second quarter of 2020 in connection with a large national healthcare account in our Specialty P&C segment (see further discussion under the heading "Expenses" in this section and in our Segment Results - Specialty Property & Casualty section that follows). Consolidated net premiums earned for the year ended December 31, 2019 included $2.7 million of premium written and fully earned from a loss portfolio transfer entered into during the third quarter of 2019 in our Specialty P&C segment (see further discussion in our Segment Results - Specialty Property & Casualty section that follows). Excluding the impact of the large national healthcare account's tail policy premium and the 2019 loss portfolio transfer, consolidated net premiums earned decreased $66.4 million during 2020 as compared to 2019. All of our operating segments contributed to the remaining decrease in consolidated net premiums earned, particularly our Specialty P&C segment due to our re-underwriting efforts as we continue to emphasize careful risk selection, rate adequacy and a willingness to walk away from business that does not fit our goal of achieving a long-term underwriting profit. For our Workers' Compensation Insurance and Segregated Portfolio Cell Reinsurance segments, the decrease in net premiums earned primarily reflected the competitive workers' compensation market conditions and, for the Segregated Portfolio Cell Reinsurance segment, the reduction in premium funding for a large workers' compensation alternative market program. The decrease in net premiums earned in our Lloyd's Syndicates segment was driven by our decreased participation in the results of Syndicate 1729 for the 2020 underwriting year to 29% from 61%.
The following table shows our consolidated net investment result:

	Year Ended December 31
($ in thousands)	2020	2019	Change
Net investment income	$71,998	$93,269	$(21,271)	(22.8%)
Equity in earnings (loss) of unconsolidated subsidiaries	(11,921)	(10,061)	(1,860)	(18.5%)
Net investment result	$60,077	$83,208	$(23,131)	(27.8%)
The decrease in our consolidated net investment result for the year ended December 31, 2020 as compared to 2019 was driven by a decrease in our allocation to equities and lower yields on our short-term investments and corporate debt securities given the actions taken by the Federal Reserve to aggressively reduce interest rates in response to COVID-19. Equity in earnings (loss) of unconsolidated subsidiaries includes our share of the operating results of interests we hold in certain LPs/LLCs as well as operating losses associated with our tax credit partnership investments, which are designed to generate returns in the form of tax credits and tax-deductible project operating losses. The decrease in our equity in earnings (loss) of unconsolidated subsidiaries in 2020 as compared to 2019 was due to lower reported earnings from several LPs/LLCs driven by the volatility in the global financial markets related to COVID-19, partially offset by lower tax credit partnership operating losses.
The following table shows our total consolidated net realized investment gains (losses):

	Year Ended December 31
($ in thousands)	2020	2019	Change
Net impairment losses recognized in earnings	$(1,508)	$(751)	$(757)	(100.8%)
Other net realized investment gains (losses)	17,186	60,625	(43,439)	(71.7%)
Net realized investment gains (losses)	$15,678	$59,874	$(44,196)	(73.8%)
For the year ended December 31, 2020, we recognized $1.5 million of credit-related impairment losses in earnings and a nominal amount of non-credit impairment losses in OCI. The credit-related impairment losses recognized in 2020 primarily related to corporate bonds in the energy and consumer sectors. Additionally, 2020 included credit-related impairment losses related to four corporate bonds in various sectors, which were sold in 2020. The non-credit impairment losses recognized during 2020 related to three corporate bonds in the energy and consumer sectors. We recognized credit-related impairment losses in earnings of $0.8 million and nominal amount of non-credit impairment losses in OCI during 2019, both of which related to three corporate bonds in the energy and consumer sectors.
We recognized $17.2 million of consolidated other net realized investment gains in 2020, driven by realized gains on the sale of our available-for-sale fixed maturities and equity investments which were partially offset by unrealized holding losses resulting from decreases in the fair value on our equity portfolio due to the volatility in the global financial markets related to COVID-19. Consolidated other net realized investment gains recognized in 2019 reflected both realized gains from the sale of equity investments and unrealized holdings gains on our equity portfolio due to the improvement in the market since December 31, 2018, which caused our equity securities to increase in value. See further discussion in our Segment Results - Corporate section that follows.
Expenses
The following table shows our consolidated and segment net loss ratios and net loss development:

	Year Ended December 31
($ in millions)	2020	2019	Change
Current accident year net loss ratio
Consolidated ratio	89.8%	90.3%	(0.5	pts)
Specialty P&C	104.2%	105.5%	(1.3	pts)
Workers' Compensation Insurance	69.0%	68.4%	0.6	pts
Segregated Portfolio Cell Reinsurance	69.6%	79.6%	(10.0	pts)
Lloyd's Syndicates	64.2%	58.2%	6.0	pts
Calendar year net loss ratio
Consolidated ratio	83.4%	89.0%	(5.6	pts)
Specialty P&C	98.5%	106.7%	(8.2	pts)
Workers' Compensation Insurance	64.9%	64.3%	0.6	pts
Segregated Portfolio Cell Reinsurance	44.6%	66.7%	(22.1	pts)
Lloyd's Syndicates	65.0%	58.7%	6.3	pts
Favorable (unfavorable) net loss development, prior accident years
Consolidated	$50.4	$11.8	$38.6
Specialty P&C	$27.5	$(5.7)	$33.2
Workers' Compensation Insurance	$7.0	$7.8	$(0.8)
Segregated Portfolio Cell Reinsurance	$16.5	$10.1	$6.4
Lloyd's Syndicates	$(0.6)	$(0.4)	$(0.2)

The primary drivers of the change in our consolidated current accident year net loss ratio for the year ended December 31, 2020 as compared to 2019 were as follows:

(In percentage points)	Increase (Decrease), 2020 versus 2019
Estimated ratio increase (decrease) attributable to:
Large national healthcare account	2.0 pts
COVID-19 reserve	1.3 pts
Change in DDR reserve adjustment	(0.8 pts)
E&O liability policy reserve	(1.2 pts)
All other, net	(1.8 pts)
Decrease in the consolidated current accident year net loss ratio	(0.5 pts)
Our consolidated current accident year net loss ratio in 2020 and 2019 was impacted by a large national healthcare account. In 2019, we increased our reserve estimates in our Specialty P&C segment for this account's claims-made policy based on our in-depth review of our current accident year reserve which we believed best reflected emerging data at that time. In addition, we recognized a PDR of $9.2 million during the fourth quarter of 2019 related to this account which increased current accident year net losses. The PDR represented an estimated premium deficiency associated with the unearned premium of this account's claims-made policy as of the end of 2019. During 2020, this PDR was amortized back into current accident year net losses which offset the impact of the losses incurred in 2020 associated with the earned premium related to this account's claims-made policy. During the second quarter of 2020, the policy term associated with this account's claims-made policy expired. This account did not renew on terms offered by us and the insured exercised its contractual option to purchase the extended reporting endorsement or "tail" coverage resulting in a net underwriting loss of $45.7 million in our Specialty P&C segment during the second quarter of 2020. The net impact of this large national healthcare account resulted in a 2.0 percentage point increase in our consolidated current accident year net loss ratio in 2020 as compared to 2019. See further discussion on the large national healthcare account in our Segment Results - Specialty Property & Casualty section that follows. Also during the second quarter of 2020, we established a $10 million reserve in our Specialty P&C segment for COVID-19 which increased our current accident year net loss ratio by 1.3 percentage points in 2020 (see further discussion in our Segment Results - Specialty Property & Casualty section that follows). In addition, our consolidated current accident year net loss ratio in 2019 included the impact of an increase to our reserve in our Specialty P&C segment related to DDR coverage endorsements which accounted for 0.8 percentage points of the decrease in the 2020 ratio as compared to 2019. Furthermore, our consolidated current accident year net loss ratio in 2019 was affected by a $10 million reserve established by an SPC at Eastern Re associated with an assumed E&O liability policy which accounted for 1.2 percentage points of the decrease in our consolidated current accident year net loss ratio in 2020 as compared to 2019 (see further discussion in our Segment Results - Segregated Portfolio Cell Reinsurance section that follows). Excluding the impacts of the previously discussed items, our consolidated current accident year net loss ratio decreased 1.8 percentage points in 2020 as compared to 2019. This remaining decrease was driven by a lower current accident year net loss ratio in our Specialty P&C segment primarily due to decreases in certain loss ratios in 2020 in our Standard Physician, Specialty and Small Business Unit lines as a result of our re-underwriting efforts and focus on rate adequacy (see further discussion in our Segment Results - Specialty P&C section that follows).
In both 2020 and 2019, our consolidated calendar year net loss ratio was lower than our consolidated current accident year net loss ratio due to the recognition of consolidated net favorable prior year reserve development, as shown in the previous table. Consolidated net favorable prior year reserve development recognized in 2019 included $51.5 million of unfavorable prior year reserve development in our Specialty P&C segment related to the previously mentioned large national healthcare account that has experienced losses far exceeding the assumptions we made when underwriting the account, beginning in 2016. Excluding the unfavorable development related to the large national healthcare account in 2019, our consolidated net favorable prior year reserve development was $12.9 million lower as compared to 2019 driven by our Specialty P&C segment given our concerns around elevated loss severity in the broader medical professional liability industry, including our Specialty line of business, and the possibility of delays in reporting and uncertainty surrounding the length and severity of the COVID-19 pandemic. In both our Specialty P&C and Workers' Compensation Insurance segments, we have observed a reduction in claims frequency as compared to 2019, some of which is likely associated with the COVID-19 pandemic. As it relates to our Workers' Compensation Insurance segment, legislative and regulatory bodies in certain states have changed or are attempting to change compensability requirements and presumptions for certain types of workers related to COVID-19 claims. These endeavors could have an adverse impact on the frequency and severity related to COVID-19 claims. Furthermore, as it relates to both our Workers' Compensation Insurance and Segregated Portfolio Cell Reinsurance segments, the current economic conditions resulting from the COVID-19 pandemic have introduced significant risk of a prolonged recession, which could have an adverse impact on our return to wellness efforts and the ability of injured workers to return to work, resulting in a potential reduction in favorable claim trends in future periods.

Our consolidated and segment underwriting expense ratios were as follows:

	Year Ended December 31
	2020	2019	Change
Underwriting Expense Ratio
Consolidated (1)	30.0%	29.8%	0.2	pts
Specialty P&C	23.0%	24.1%	(1.1	pts)
Workers' Compensation Insurance	32.9%	30.4%	2.5	pts
Segregated Portfolio Cell Reinsurance (1)	31.2%	29.5%	1.7	pts
Lloyd's Syndicates	39.0%	43.0%	(4.0	pts)
Corporate (2)	3.0%	2.3%	0.7	pts
(1) In our December 31, 2019 report on Form 10-K, underwriting, policy acquisition and operating expenses and underwriting expense ratio in 2019 included a provision for U.S. federal income taxes of $1.1 million for certain SPCs at Inova Re. Beginning in 2020, this tax provision is now presented as a separate line on our Consolidated Statements of Income and Comprehensive Income as SPC U.S. federal income tax expense. We have recast 2019 to conform to this new presentation, including the calculation of the underwriting expense ratio. See further discussion in the Segment Results - Segregated Portfolio Cell Reinsurance section that follows.

(2) There are no net premiums earned associated with the Corporate segment. Ratios shown are the contribution of the Corporate segment to the consolidated ratio (Corporate operating expenses divided by consolidated net premiums earned).

The change in our consolidated underwriting expense ratio for the year ended December 31, 2020 as compared to 2019 was primarily attributable to the following:

(In percentage points)	Increase (Decrease), 2020 versus 2019
Estimated ratio increase (decrease) attributable to:
Decrease in consolidated net premiums earned and DPAC amortization(1)	2.0 pts
One-time expenses	0.7 pts
Professional fees	0.3 pts
Large national healthcare account tail policy premium(2)	(0.6 pts)
All other, net	(2.2 pts)
Increase in the consolidated underwriting expense ratio	0.2 pts
(1) Excludes the large national healthcare account tail policy premium in 2020 and certain one-time expenses included in DPAC amortization of $0.6 million in 2020. See further discussion in Segment Results - Specialty Property & Casualty section that follows.

(2) See previous discussion under the heading "Revenues"
Our consolidated underwriting expense ratio in 2020 was impacted by a decline in consolidated net premiums earned which outpaced the decline in consolidated DPAC amortization, accounting for 2.0 percentage points of the increase in the ratio, driven by lower earned premium in our Specialty P&C and Workers' Compensation Insurance segments. Our consolidated underwriting expense ratio also reflected one-time expenses of $5.4 million in 2020 mainly comprised of early retirement benefits granted to certain employees and expenses associated with the restructuring of our HCPL field office organization. In addition, our consolidated underwriting expense ratio was impacted by an increase in professional fees in our Corporate segment associated with our planned acquisition of NORCAL as well as corporate legal expenses. The remaining decrease in our consolidated underwriting expense ratio in 2020 of 2.2 percentage points primarily reflected the impact of a decrease in various operational expenses resulting from incremental improvements over the past year in our Specialty P&C segment including organizational structure enhancements and improved operating efficiencies. In addition, the remaining decrease in our consolidated underwriting expense ratio reflected lower operating expenses in our Lloyd's Syndicates segment due to our reduced participation in Syndicate 1729, lower consolidated travel-related costs due to COVID-19 and, to a lesser extent, a reduction of $1.7 million in employer contributions to the ProAssurance Savings Plan (see further discussion in Note 17 of the Notes to Consolidated Financial Statements).

Taxes
Our effective tax rates for the years ended December 31, 2020 and 2019 were as follows:

($ in thousands)	Year Ended December 31
	2020	2019	Change
Income (loss) before income taxes	$(217,056)	$(28,804)	$(188,252)	653.6%
Income tax expense (benefit)	(41,329)	(29,808)	(11,521)	38.7%
Net income (loss)	$(175,727)	$1,004	$(176,731)	nm
Effective tax rate	19.0%	103.5%	(84.5 pts)
We recognized an income tax benefit in both 2020 and 2019. Our effective tax rates for the years ended December 31, 2020 and 2019 were different from the statutory federal income tax rate of 21% primarily due to the benefit recognized from the tax credits transferred to us from our tax credit partnership investments. In addition, our effective tax rate in 2020 was also impacted by the non-deductible portion of the goodwill impairment related to the Specialty P&C reporting unit recognized during the third quarter of 2020. See further discussion of the goodwill impairment under the heading "Goodwill / Intangibles" in the Critical Accounting Estimates section and Notes 1 and 6 of the Notes to Consolidated Financial Statements and further information on other notable items impacting our effective tax rate in the Segment Results - Corporate section that follows under the heading "Taxes."
Operating Ratio
Our operating ratio is our combined ratio, less our investment income ratio. This ratio provides the combined effect of underwriting profitability and investment income. Our operating ratio for the years ended December 31, 2020 and 2019 was as follows:

	Year Ended December 31
	2020	2019	Change
Combined ratio	113.4%	118.8%	(5.4	pts)
Less: investment income ratio	9.1%	11.0%	(1.9	pts)
Operating ratio	104.3%	107.8%	(3.5	pts)
Our operating ratio for the year ended December 31, 2020 as compared to 2019 decreased approximately 3.5 percentage points driven by a lower net loss ratio in our Specialty P&C segment. The decrease in our net loss ratio in our Specialty P&C segment was driven by the change in prior year reserve development and, to a lesser extent, an improvement in our current accident year net loss ratio primarily the result of our re-underwriting efforts and focus on rate adequacy. See previous discussion in this section under the heading "Expenses" and further discussion in our Segment Operating Results - Specialty Property & Casualty section that follows under the heading "Losses and Loss Adjustment Expenses." The decrease in our operating ratio in 2020 as compared to 2019 was partially offset by a lower investment income ratio primarily due to a decrease in our allocation to equities and lower yields on our short-term investments and corporate debt securities given the recent actions taken by the Federal Reserve in response to COVID-19.
ROE
ROE is calculated as net income (loss) divided by the average of beginning and ending shareholders’ equity. This ratio measures our overall after-tax profitability and shows how efficiently capital is being used. ROE for the years ended December 31, 2020 and 2019 was as follows:

	Year Ended December 31
	2020	2019	Change
ROE	(12.3%)	0.1%	(12.4	pts)
Our ROE for the year ended December 31, 2020 primarily reflected a $161.1 million pre-tax goodwill impairment recognized related to the Specialty P&C reporting unit during the third quarter of 2020, which decreased our ROE by approximately 11.2 percentage points. See further discussion of the goodwill impairment under the heading "Goodwill / Intangibles" in the Critical Accounting Estimates section and Notes 1 and 6 of the Notes to Consolidated Financial Statements. Additionally, the decrease in our ROE in 2020 as compared to 2019 reflected lower consolidated net realized investment gains and, to a lesser extent, a decrease in our consolidated net investment income (see previous discussion in this section under the heading "Revenues").
Book Value per Share
Book value per share is calculated as total shareholders' equity at the balance sheet date divided by the total number of common shares outstanding. This ratio measures the net worth of the Company to shareholders on a per share basis. Our book value per share at December 31, 2020 as compared to December 31, 2019 is shown in the following table.

Book Value Per Share
Book Value Per Share at December 31, 2019	$28.11
Increase (decrease) to book value per share during the year ended December 31, 2020 attributable to:
Dividends declared	(0.46)
Net income (loss)	(3.26)
OCI	0.71
Other *	(0.06)
Book Value Per Share at December 31, 2020	$25.04
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
The following table is a reconciliation of net income (loss) to Non-GAAP operating income (loss):

	Year Ended December 31
(In thousands, except per share data)	2020	2019
Net income (loss)	$(175,727)	$1,004
Items excluded in the calculation of Non-GAAP operating income (loss):
Net realized investment (gains) losses	(15,678)	(59,874)
Net realized gains (losses) attributable to SPCs which no profit/loss is retained (1)	2,436	3,144
Goodwill impairment	161,115	—
Guaranty fund assessments (recoupments)	97	43
Pre-tax effect of exclusions	147,970	(56,687)
Tax effect, at 21% (2)	16	11,904
After-tax effect of exclusions	147,986	(44,783)
Non-GAAP operating income (loss)	$(27,741)	$(43,779)
Per diluted common share:
Net income (loss)	$(3.26)	$0.02
Effect of exclusions	2.74	(0.83)
Non-GAAP operating income (loss) per diluted common share	$(0.52)	$(0.81)
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
(2) The 21% rate is the statutory tax rate associated with the taxable or tax deductible items listed above. The taxes associated with the net realized investment gains (losses) related to SPCs in our Segregated Portfolio Cell Reinsurance segment are paid by the individual SPCs and are not included in our consolidated tax provision or net income (loss); therefore, both the net realized investment gains (losses) from our Segregated Portfolio Cell Reinsurance segment and the adjustment to exclude the portion of net realized investment gains (losses) included in the SPC dividend expense (income) in the table above are not tax effected. The portion of the 2020 goodwill impairment loss that is tax deductible was tax affected at the statutory tax rate (21%). The remaining portion of the 2020 goodwill impairment loss is not tax deductible and therefore had no associated income tax benefit.

Segment Results - Specialty Property & Casualty
Our Specialty P&C segment focuses on professional liability insurance and medical technology liability insurance as discussed in Note 16 of the Notes to Consolidated Financial Statements. Segment results reflected pre-tax underwriting profit or loss from these insurance lines. Segment results included the following:

	Year Ended December 31
($ in thousands)	2020	2019	Change
Net premiums written	$451,019	$495,750	$(44,731)		(9.0%)

Net premiums earned	$477,365	$499,058	$(21,693)		(4.3%)
Other income	3,908	5,796	(1,888)		(32.6%)
Net losses and loss adjustment expenses	(470,074)	(532,485)	62,411		(11.7%)
Underwriting, policy acquisition and operating expenses	(109,599)	(120,310)	10,711		(8.9%)
Segment results	$(98,400)	$(147,941)	$49,541		(33.5%)

Net loss ratio	98.5%	106.7%	(8.2	pts)
Underwriting expense ratio	23.0%	24.1%	(1.1	pts)
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
As a result of COVID-19, we continue to experience downward pressure on our premium volume resulting from new business disruptions. We have also experienced reductions in exposure due to insureds moving to part-time as a result of a general reduction in non-COVID-19 healthcare consumption and suspension of elective medical procedures. However, the length and magnitude of such changes depends on future developments, which are highly uncertain and cannot be predicted. In an effort to provide premium relief for insureds adversely impacted by the COVID-19 pandemic and to adjust for changes in exposures we granted premium credits totaling $4.1 million during the year ended December 31, 2020.
Gross, ceded and net premiums written were as follows:

	Year Ended December 31
($ in thousands)	2020	2019	Change
Gross premiums written	$522,911	$577,700	$(54,789)	(9.5%)
Less: Ceded premiums written	71,892	81,950	(10,058)	(12.3%)
Net premiums written	$451,019	$495,750	$(44,731)	(9.0%)

Gross Premiums Written
During the second quarter of 2020, we reorganized our presentation of gross premiums written by component and related metrics below to better align with the current internal management reporting structure within the segment. All prior period information has been recast to conform to the current period presentation.
Gross premiums written by component were as follows:

	Year Ended December 31
($ in thousands)	2020	2019	Change
Professional Liability
HCPL
Standard Physician(1)(10)
Twelve month term	$208,993	$217,110	$(8,117)	(3.7%)
Twenty-four month term	8,314	26,863	(18,549)	(69.1%)
Total Standard physician	217,307	243,973	(26,666)	(10.9%)
Specialty
Custom Physician(2)(10)	64,367	86,743	(22,376)	(25.8%)
Hospitals and Facilities(3)(10)	49,244	47,454	1,790	3.8%
Senior Care(4)(10)	6,300	21,484	(15,184)	(70.7%)
Reinsurance (assumed)	14,467	11,805	2,662	22.5%
Loss portfolio transfers (retroactive)(5)	—	900	(900)	nm
Total Specialty	134,378	168,386	(34,008)	(20.2%)
Total HCPL	351,685	412,359	(60,674)	(14.7%)
Small Business Unit(6)	100,061	106,355	(6,294)	(5.9%)
Tail Coverages(5)(7)	34,767	21,724	13,043	60.0%
Total Professional Liability	486,513	540,438	(53,925)	(10.0%)
Medical Technology Liability(8)	35,563	35,128	435	1.2%
Other(9)	835	2,134	(1,299)	(60.9%)
Total	$522,911	$577,700	$(54,789)	(9.5%)
(1)Standard Physician premium was our greatest source of premium revenues in both 2020 and 2019 and is predominately comprised of twelve month term policies. The decrease in twelve month term policies in 2020 was driven by retention losses and, to a lesser extent, premium credits granted as a result of the COVID-19 pandemic, partially offset by an increase in renewal pricing, conversion of twenty-four month term policies and, to a lesser extent, new business written. In addition, twelve month term policies in 2020 included adjustments related to loss sensitive policies which increased written and earned premium. Renewal pricing increases in 2020 reflect the rising loss cost environment and new business written reflects the impact of lower submissions as a result of the COVID-19 pandemic as well as general market conditions. The lower retention for 2020 is largely attributable to our focus on underwriting discipline as we continue to emphasize careful risk selection, rate adequacy, improved contract terms and a willingness to walk away from business that does not fit our goal of achieving a long-term underwriting profit. In addition, we have implemented a targeted state strategy to reassess our underwriting appetite in certain unprofitable states which impacted our retention rate in the current period. We will continue to perform a detailed evaluation of venues, specialties and other areas to improve our underwriting results. These strategies resulted in our non-renewal of several large policies totaling $8.7 million in 2020. We anticipate a lower than average level of retention to persist as we continue to reevaluate certain states and books of business and set our rates to reflect our observations of higher severity trends. Standard Physician premium also includes twenty-four month term premiums that were offered to physician insureds in one selected jurisdiction. The decrease in twenty-four month term premiums in 2020 primarily reflected the normal cycle of renewals (policies subject to renewal in 2020 were previously written in 2018, rather than in 2019). In addition, the decrease in twenty-four month term premiums also reflected our re-underwriting of the majority of renewed policies to twelve month term policies, as we ceased offering twenty-four month term policies beginning in the second quarter of 2020.
(2)Custom Physician premium includes large complex physician groups, multi-state physician groups and non-standard physicians and is written primarily on an excess and surplus lines basis. The decrease in premium in 2020 was driven by retention losses due to our focus on underwriting discipline as we continue to emphasize careful risk selection, rate adequacy, improved contract terms and a willingness to walk away from business that does not fit our goal of achieving a long-term underwriting profit. Included in these retention losses is a large national healthcare account that did not renew on terms offered by us during the second quarter of 2020 which resulted in a $9.0 million decrease in Custom Physician premium and, as a result, a decrease to our Specialty retention rate of 4 percentage points; this account exercised its contractual option to purchase extended reporting endorsement or "tail" coverage (see further discussion in footnote 7 that follows). We anticipate retention rates to begin to normalize going forward as we substantially completed our re-underwriting efforts as of the end of 2020, except for a few large accounts that were renewed on a two-year term in 2019 that will be carefully evaluated in 2021. The decrease in Custom Physician premium in 2020 as compared to 2019 also reflects net timing differences of $1.9 million related to the prior year renewal of two policies, partially offset by an increase in renewal pricing and, to a lesser extent, new business written. Renewal pricing increases in 2020 reflect the rising loss cost environment and new business written reflects the impact of lower submissions as a result of the COVID-19 pandemic as well as general market conditions.
(3)Hospitals and Facilities premium (which includes hospitals, surgery centers and miscellaneous medical facilities) increased in 2020 as compared to 2019 primarily due to an increase in renewal pricing and, to a lesser extent, new business written, including the addition of two policies totaling $3.2 million, partially offset by retention losses. Renewal pricing increases in 2020 reflect rate increases and contract modifications that we believe are appropriate given the current loss environment and new business written reflects lower submissions as a result of COVID-19 as well as general market conditions. Retention losses in 2020 were driven by our decision not to renew certain products and the loss of two large policies totaling $4.3 million. As we have substantially completed our re-underwriting efforts on certain books of business as of the end of the third quarter of 2020, we anticipate retention rates to begin to normalize going forward.
(4)Senior Care premium includes facilities specializing in long term residential care primarily for the elderly ranging from independent living through skilled nursing. Our Senior Care premium decreased in 2020 as compared to 2019 primarily due to retention losses, partially offset by new business written. Retention losses in 2020 were driven by our decision not to renew certain classes of Senior Care business based on our expectations of poor loss performance, including our non-renewal of two large policies totaling $7.2 million. As of the end of the third quarter of 2020, we have completed our re-underwriting efforts on certain books of business and anticipate retention rates to begin to normalize going forward.
(5)We offer custom alternative risk solutions including loss portfolio transfers for healthcare entities who, most commonly, are exiting a line of business, changing an insurance approach or simply preferring to transfer risk. In the third quarter of 2019, we entered into a loss portfolio transfer with a regional hospital group which resulted in $0.9 million of retroactive premium written and fully earned in 2019 (see further discussion in footnote 7 that follows).
(6)Our Small Business Unit is primarily comprised of premium associated with podiatrists, legal professionals, dentists and chiropractors. Our Small Business Unit premium decreased in 2020 as compared to 2019 driven by retention losses and, to a lesser extent, reductions in exposure of $2.0 million primarily due to our insureds moving to part-time as a result of a general reduction in non-COVID-19 healthcare consumption, partially offset by new business written and, to a lesser extent, an increase in renewal pricing. The increase in renewal pricing in 2020 was primarily the result of an increase in the rate charged for certain renewed policies in select states.
(7)We offer extended reporting endorsement or "tail" coverage to insureds who discontinue their claims-made coverage with us, and we also periodically offer tail coverage through stand-alone policies. Tail coverage premiums are generally 100% earned in the period written because the policies insure only incidents that occurred in prior periods and are not cancellable. The amount of tail coverage premium written can vary significantly from period to period. The increase in 2020 as compared to 2019 was due to a large national healthcare account that exercised its contractual option to purchase tail coverage which resulted in $14.3 million of one-time premium written and fully earned in the second quarter of 2020, somewhat offset by the tail coverage provided in connection with the aforementioned third quarter 2019 loss portfolio transfer.
(8)Our Medical Technology Liability business is marketed throughout the U.S.; coverage is typically offered on a primary basis, within specified limits, to manufacturers and distributors of medical technology and life sciences products including entities conducting human clinical trials. In addition to the previously listed factors that affect our premium volume, our Medical Technology Liability premium is impacted by the sales volume of insureds. Our Medical Technology Liability premium remained relatively unchanged in 2020 as compared to 2019 as retention losses and renewal pricing decreases were offset by new business written. New business written in 2020 reflects the addition of a few COVID-19 related policies. Retention losses in 2020 are primarily attributable to an increase in competition on terms and pricing. Renewal pricing decreases in 2020 are primarily due to changes in the sales volume of certain insureds, including changes in COVID-19 related exposure on several renewing policies.
(9)This component of gross premiums written includes all other product lines within our Specialty P&C segment. The decrease in 2020 was due to the effect of our non-renewal of a $1.5 million specialty contractual liability policy.

(10)Certain components of our gross premiums written include alternative market premiums. We currently cede either all or a portion of the alternative market premium, net of reinsurance, to three SPCs of our wholly owned Cayman Islands reinsurance subsidiaries, Inova Re and Eastern Re, which are reported in our Segregated Portfolio Cell Reinsurance segment (see further discussion in the Ceded Premiums Written section that follows). The portion not ceded to the SPCs is retained within our Specialty P&C segment.

	Year Ended December 31
($ in millions)	2020	2019	Change
Standard Physician	$1.6	$1.4	$0.2	14.3%
Custom Physician	0.1	0.2	(0.1)	(50.0%)
Hospitals and Facilities	0.2	—	0.2	nm
Senior Care	5.2	6.2	(1.0)	(16.1%)
Total	$7.1	$7.8	$(0.7)	(9.0%)
The decrease in alternative market gross premiums written in 2020 as compared to 2019 was due to retention losses driven by the loss of a $1.4 million Senior Care policy that chose to utilize self-insurance, slightly offset by policy endorsements.
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
The change in renewal pricing for our Specialty P&C segment, including by major component, was as follows:

Year Ended December 31
2020
Specialty P&C segment	9%
HCPL
Standard Physician(1)	11%
Specialty(1)	15%
Total HCPL	12%
Small Business Unit(1)	4%
Medical Technology Liability(1)	(1%)
(1) See Gross Premiums Written section for further explanation of changes in renewal pricing.
New business written by major component on a direct basis was as follows:

	Year Ended December 31
(In millions)	2020	2019
HCPL
Standard Physician	$2.9	$9.2
Specialty	9.0	25.0
Total HCPL	11.9	34.2
Small Business Unit	4.6	4.2
Medical Technology Liability	6.5	4.2
Total	$23.0	$42.6

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
Retention for our Specialty P&C segment, including by major component, was as follows:

	Year Ended December 31
	2020	2019
Specialty P&C segment	79%	86%
HCPL
Standard Physician(1)	82%	87%
Specialty(1)	65%	70%
Total HCPL	76%	81%
Small Business Unit(1)	90%	92%
Medical Technology Liability(1)	85%	88%
(1) See Gross Premiums Written section for further explanation of retention decline in 2020.

Ceded Premiums Written
Ceded premiums represent the amounts owed to our reinsurers for their assumption of a portion of our losses. For our HCPL and Medical Technology Liability excess of loss reinsurance arrangements in effect prior to October 1, 2020, we generally retained the first $1 million in risk insured by us and ceded coverages in excess of this amount. Effective October 1, 2020, we generally retain the first $2 million in risk insured by us and cede coverages in excess of this amount. For our HCPL coverages, we will also retain from 0% to 14.5% of the next $24 million of risk for coverages in excess of $2 million. For our Medical Technology Liability treaty which also renewed effective October 1, 2020, we also retain 2.5% of the next $8 million of risk for coverages in excess of $2 million. These changes in terms for both our HCPL and Medical Technology Liability treaties resulted in a reduction to the gross rate paid for the treaty year effective October 1, 2020. We pay our reinsurers a ceding premium in exchange for their accepting the risk, and in certain of our excess of loss arrangements, the ultimate amount of which is determined by the loss experience of the business ceded, subject to certain minimum and maximum amounts.
Ceded premiums written were as follows:

	Year Ended December 31
($ in thousands)	2020	2019	Change
Excess of loss reinsurance arrangements (1)	$33,070	$35,014	$(1,944)	(5.6%)
Other shared risk arrangements (2)	28,765	33,976	(5,211)	(15.3%)
Premium ceded to SPCs (3)	6,118	6,860	(742)	(10.8%)
Other ceded premiums written	3,227	3,266	(39)	(1.2%)
Adjustment to premiums owed under reinsurance agreements, prior accident years, net (4)	712	2,834	(2,122)	(74.9%)
Total ceded premiums written	$71,892	$81,950	$(10,058)	(12.3%)
(1)We generally reinsure risks under our excess of loss reinsurance arrangements pursuant to which the reinsurers agree to assume all or a portion of all risks that we insure above our individual risk retention levels, up to the maximum individual limits offered. Premium due to reinsurers also fluctuates with the volume of written premium subject to cession under the arrangement. In certain of our excess of loss reinsurance arrangements, the premium due to the reinsurer is determined by the loss experience of that business reinsured, subject to certain minimum and maximum amounts. The decrease in ceded premiums written under our excess of loss reinsurance arrangements in 2020 as compared to 2019 primarily reflected a decrease in the overall volume of gross premiums written subject to cession and, to a lesser extent, certain of our reinsurance arrangements reaching maximum limits eligible for cession on treaty years effective October 1, 2017 and 2018. The decrease in ceded premiums written in 2020 also reflected the reduced rate on the treaty year effective October 1, 2020, partially offset by the effect of changes to both minimum and maximum limits for the treaty year effective October 1, 2019.
(2)We have entered into various shared risk arrangements, including quota share, fronting and captive arrangements, with certain large healthcare systems and other insurance entities. These arrangements include our Ascension Health and CAPAssurance programs. While we cede a large portion of the premium written under these arrangements, they provide us an opportunity to grow net premium through strategic partnerships. Effective October 1, 2020, our arrangement with CAPAssurance was mutually dissolved as a result of our pending acquisition with NORCAL and their concentration in the state of California. The decrease in ceded premiums written under our shared risk arrangements in 2020 as compared to 2019 was primarily due to a decrease in premium ceded to our Ascension Health program, our non-renewal of two large policies in certain of our other shared risk arrangements and, to a lesser extent, the aforementioned dissolution of our arrangement with CAPAssurance.
(3)As previously discussed, as a part of our alternative market solutions, all or a portion of certain healthcare premium written is ceded to SPCs in our Segregated Portfolio Cell Reinsurance segment under either excess of loss or quota share reinsurance agreements, depending on the structure of the individual program. See the Segment Results - Segregated Portfolio Cell Reinsurance section for further discussion on the cession to the SPCs from our Specialty P&C segment. The decrease in premiums ceded to SPCs during 2020 as compared to 2019 was primarily due to the loss of one large Senior Care policy (see discussion in footnote 10 under the heading "Gross Premiums Written").

(4)Given the length of time that it takes to resolve our claims, many years may elapse before all losses recoverable under a reinsurance arrangement are known. As a part of the process of estimating our loss reserve we also make estimates regarding the amounts recoverable under our reinsurance arrangements. As previously discussed, the premiums ultimately ceded under certain of our excess of loss reinsurance arrangements are subject to the losses ceded under the arrangements. As part of the review of our reserves during 2020 and 2019, we increased our estimate of expected losses and associated recoveries for prior year ceded losses, as well as our estimate of ceded premiums owed to reinsurers; however, this increase was lower in 2020 as compared to 2019 due to reaching the maximum level of premium due under certain prior year excess of loss arrangements. Changes to estimates of premiums ceded related to prior accident years are fully earned in the period the changes in estimates occur.
Ceded Premiums Ratio
As shown in the table below, our ceded premiums ratio was affected in both 2020 and 2019 by revisions to our estimate of premiums owed to reinsurers related to coverages provided in prior accident years.

	Year Ended December 31
	2020	2019	Change
Ceded premiums ratio, as reported	13.7%	14.2%	(0.5	pts)
Less the effect of adjustments in premiums owed under reinsurance agreements, prior accident years (as previously discussed)	0.1%	0.5%	(0.4	pts)
Ratio, current accident year	13.6%	13.7%	(0.1	pts)
For the year ended December 31, 2020 the ceded premiums ratio was relatively unchanged as compared to 2019.

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
Net premiums earned were as follows:

	Year Ended December 31
($ in thousands)	2020	2019	Change
Gross premiums earned	$551,822	$580,796	$(28,974)	(5.0%)
Less: Ceded premiums earned	74,457	81,738	(7,281)	(8.9%)
Net premiums earned	$477,365	$499,058	$(21,693)	(4.3%)
The decrease in gross premiums earned in 2020 as compared to 2019 was driven by the pro rata effect of a decrease in the volume of written premium during the preceding twelve months, predominantly in our Specialty line of business, due to our re-underwriting efforts. The decrease in gross premiums earned also reflects the effect of a prior year loss portfolio transfer which resulted in $2.7 million of one-time premium written and fully earned in 2019 (see previous discussion in footnotes 5 and 7 under the heading "Gross Premiums Written"). The decrease in gross premiums earned in 2020 was somewhat offset by premium adjustments related to loss sensitive policies which increased earned premium by $2.9 million and decreased earned premium by $1.6 million in 2019. In addition, the decrease in gross premiums earned was largely offset by $14.3 million of one-time premium written and fully earned in the second quarter of 2020 associated with the tail coverage purchased by a large national healthcare account (see previous discussion in footnote 7 under the heading "Gross Premiums Written").
The decrease in ceded premiums earned during 2020 as compared to 2019 reflected the effect of adjustments made during 2020 and 2019 to ceded premiums owed under reinsurance agreements related to prior accident year losses. After removing the effect of prior accident year ceded premium adjustments from both years, ceded premiums earned decreased $5.2 million in 2020 as compared to 2019. The remaining decrease was driven by the pro rata effect of a decrease in premium ceded under our shared risk and excess of loss arrangements during the preceding twelve months.

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
The following table summarizes calendar year net loss ratios by separating losses between the current accident year and all prior accident years. Additionally, the table shows our current accident year net loss ratios were affected by revisions to our estimate of premiums owed to reinsurers related to coverages provided in prior accident years. The net loss ratios for our Specialty P&C segment were as follows:

	Net Loss Ratios (1)
	Year Ended December 31
	2020	2019	Change
Calendar year net loss ratio	98.5%	106.7%	(8.2	pts)
Less impact of prior accident years on the net loss ratio	(5.7%)	1.2%	(6.9	pts)
Current accident year net loss ratio	104.2%	105.5%	(1.3	pts)
Less estimated ratio increase (decrease) attributable to:
Ceded premium adjustments, prior accident years (2)	0.2%	0.6%	(0.4	pts)
Current accident year net loss ratio, excluding the effect of prior year ceded premium (3)	104.0%	104.9%	(0.9	pts)
(1)Net losses, as specified, divided by net premiums earned.
(2)During 2020 and 2019, we increased the premiums owed under reinsurance agreements for prior accident years which decreased net premiums earned (the denominator of the current accident year ratio). See the discussion in the Premiums section for our Specialty P&C segment under the heading "Ceded Premiums Written" for additional information.
(3)The current accident year net loss ratio, excluding the effect of prior year ceded premium adjustments (as shown in the table above), decreased 0.9 percentage points as compared to 2019. The change in the current accident year net loss ratio was primarily attributable to the following:

(In percentage points)	Increase (Decrease), 2020 versus 2019
Estimated ratio increase (decrease) attributable to:
Large national healthcare account	2.9 pts
COVID-19 reserve	2.2 pts
Change in DDR reserve adjustment	(1.5 pts)
All other, net	(4.5 pts)
Decrease in the current accident year net loss ratio, excluding the effect of prior year ceded premium	(0.9 pts)
Our current accident year net loss ratio in 2020 and 2019 was impacted by a large national healthcare account. In 2019, we increased our reserve estimates for this account's claims-made policy during the fourth quarter of 2019 based on our in-depth review of our current accident year reserve which we believed best reflected emerging data at that time. In addition, we recognized a PDR of $9.2 million during the fourth quarter of 2019 related to this account which increased current accident year net losses. The PDR represented an estimated premium deficiency associated with the unearned premium of this account's claims-made policy as of the end of 2019. During 2020, this PDR was amortized back into current accident year net losses which offset the impact of the losses incurred in 2020 associated with the earned premium related to this account's claims-made policy. During the second quarter of 2020, the policy term associated with this account's claims-made policy expired. This account did not renew on terms offered by us and the insured exercised its contractual option to purchase the extended reporting endorsement or "tail" coverage resulting in a net underwriting loss of $45.7 million in 2020. The net impact of this large national healthcare account resulted in a 2.9 percentage point increase in our current accident year net loss ratio in 2020 as compared to 2019. Also during the second quarter of 2020, we established a $10 million reserve for COVID-19; no adjustment has been made to this reserve since the second quarter of 2020. This reserve represents our best estimate of ultimate COVID-19 related losses based on currently available information and reported incidents, and accounted for a 2.2 percentage point increase in our current accident year net loss ratio in 2020. As a result of our actuarial analysis performed at the end of 2019, we increased our reserves related to DDR coverage endorsements which accounted for approximately 1.5 percentage points of the decrease in the current accident year net loss ratio in 2020 as compared to 2019; no adjustment was made to these reserves in 2020. After removing the impact of the large national healthcare account in both 2020 and 2019, the 2020 COVID-19 reserve and actuarial adjustment to our DDR reserves in 2019, our current accident year net loss ratio in 2020 improved 4.5 percentage points primarily reflecting the impact of decreases in certain loss ratios during 2020 and, to a lesser extent, the effect of changes in premium adjustments related to loss sensitive policies (see previous discussion under the heading "Net Premiums Earned"). The decreases in loss ratios during 2020 were primarily in our Standard Physician, Specialty and Small Business Unit lines of business as a result of our re-underwriting efforts and focus on rate adequacy.
We re-evaluate our previously established reserve each quarter based upon the most recently completed actuarial analysis supplemented by any new analysis, information or trends that have emerged since the date of that study. We also take into account currently available industry trend information. We continue to see elevated loss severity in the broader medical professional liability industry and are observing indications of these increased severity trends in our paid loss data. While we have established a reserve for COVID-19 related losses, we have also observed a significant reduction in claims frequency as compared to 2019, some of which is likely associated with the COVID-19 pandemic and the disruption of the court systems; however, we have remained cautious in recognizing these favorable frequency trends in our current accident year reserve due to the possibility of delays in reporting and uncertainty surrounding the length and severity of the pandemic.
We recognized net favorable prior year reserve development of $27.5 million for the year ended December 31, 2020 as compared to net unfavorable prior year reserve development of $5.7 million for the year ended December 31, 2019. Favorable development recognized during 2020 principally related to accident years 2014 through 2017. Net unfavorable prior year reserve development in 2019 included $51.5 million of unfavorable reserve development related to our reserves for the previously mentioned large national healthcare account that has experienced losses far exceeding the assumptions we made when underwriting the account, beginning in 2016; unfavorable development recognized during 2019 related to accident years 2016 through 2018. Excluding the unfavorable development related to this account, the Specialty P&C segment recognized favorable prior year reserve development totaling $45.8 million in 2019. Prior accident year development recognized for years ended December 31, 2020 and 2019 included a reduction in our reserve for potential ECO/XPL claims of $4.0 million and $0.3 million, respectively. Development recognized in both 2020 and 2019 also included favorable prior year reserve development attributable to our medical technology liability line of business of $8.6 million and $13.3 million, respectively.
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
Underwriting, Policy Acquisition and Operating Expenses
Our Specialty P&C segment underwriting, policy acquisition and operating expenses for the years ended December 31, 2020 and 2019 were comprised as follows:

	Year Ended December 31
($ in thousands)	2020	2019	Change
DPAC amortization	$53,562	$56,604	$(3,042)	(5.4%)
Management fees	6,136	6,742	(606)	(9.0%)
Other underwriting and operating expenses	49,901	56,964	(7,063)	(12.4%)
Total	$109,599	$120,310	$(10,711)	(8.9%)

DPAC amortization decreased during the year ended December 31, 2020 as compared to 2019 driven by a decrease in earned premium, excluding the effect of the premium earned from the tail coverage associated with a large national healthcare account from the second quarter of 2020 as there were no deferred acquisition costs associated with the tail premium (see discussion under the heading "Gross Premiums Written"). In addition, the decrease in DPAC amortization reflected a decrease in brokerage expenses due to our non-renewal of certain products written on an excess and surplus lines basis in our Specialty line of business (see discussion under the heading "Gross Premiums Written") as well as a decrease in agent commissions and premium taxes due to a lower volume of premium written. Partially offsetting the decrease in DPAC amortization in 2020 was an increase in medical costs associated with employee health plans, one-time employee severance charges of $0.6 million and, to a lesser extent, a decrease in ceding commission income, which is an offset to expense, from certain of our shared risk arrangements.
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
Other underwriting and operating expenses decreased during the year ended December 31, 2020 as compared to 2019 primarily driven by a decrease in various operational expenses resulting from incremental improvements over the past year including organizational structure enhancements and improved operating efficiencies. The decrease in operating expenses also reflected a reduction in travel-related costs of $3.3 million in 2020 as a result of the COVID-19 pandemic and, to a lesser extent, a reduction in employer contributions to the ProAssurance Savings Plan (see further discussion in Note 17 of the Notes to Consolidated Financial Statements). Furthermore, the decrease in operating expenses in 2020 as compared to 2019 also included a reduction in fees associated with a data analytics services agreement of $0.6 million driven by an amendment to the agreement executed during the fourth quarter of 2020 (see further discussion in Note 9 of the Notes to Consolidated Financial Statements). The decrease in 2020 was largely offset by one-time expenses of $3.4 million mainly comprised of early retirement benefits granted to certain employees in 2020 as well as expenses associated with the restructuring of our HCPL field office organization, consisting of employee severance charges and lease exit costs due to a reduction in physical office locations. The decrease in operating expenses in 2020 was also somewhat offset by an increase of $0.4 million in accrued paid time off due to lower employee utilization of vacation time likely associated with the COVID-19 pandemic.
Underwriting Expense Ratio (the Expense Ratio)
Our expense ratio for the Specialty P&C segment for the year ended December 31, 2020 as compared to 2019 was as follows:

	Year Ended December 31
	2020	2019	Change
Underwriting expense ratio	23.0%	24.1%	(1.1	pts)
The change in our expense ratio in 2020 as compared to 2019 was primarily attributable to the following:

(In percentage points)	Increase (Decrease), 2020 versus 2019
Estimated ratio increase (decrease) attributable to:
Decrease in net premiums earned and DPAC amortization(1)	1.2 pts
One-time expenses	0.8 pts
Travel-related cost savings due to COVID-19	(0.7 pts)
Large national healthcare account tail policy premium(2)	(0.7 pts)
All other, net	(1.7 pts)
Decrease in the underwriting expense ratio	(1.1 pts)
(1) Excludes the large national healthcare account tail policy premium in 2020 and certain one-time expenses included in DPAC amortization of $0.6 million during 2020.
(2) See previous discussion under the heading "Gross Premiums Written"
The remaining decrease in our expense ratio during 2020 as compared to 2019 of 1.7 percentage points primarily reflected the impact of a decrease in various operational expenses resulting from incremental improvements over the past year including organizational structure enhancements and improved operating efficiencies and, to a lesser extent, the reduction in employer contributions to the ProAssurance Savings Plan.

Segment Results - Workers' Compensation Insurance
Our Workers' Compensation Insurance segment includes workers' compensation products provided to employers generally with 1,000 or fewer employees, as discussed in Note 16 of the Notes to Consolidated Financial Statements. Workers' compensation products offered include guaranteed cost policies, policyholder dividend policies, retrospectively-rated policies, deductible policies and alternative market programs. Alternative market programs include program design, fronting, claims administration, risk management, SPC rental, asset management and SPC management services. Alternative market program premiums are 100% ceded to either the SPCs within our Segregated Portfolio Cell Reinsurance segment or, to a limited extent, an unaffiliated captive insurer for one program. Our Workers' Compensation Insurance segment results reflected pre-tax underwriting profit or loss from these workers' compensation products, exclusive of investment results, which are included in our Corporate segment. Segment results included the following:

	Year Ended December 31
($ in thousands)	2020	2019	Change
Net premiums written	$164,871	$182,233	$(17,362)	(9.5%)

Net premiums earned	$171,772	$189,240	$(17,468)	(9.2%)
Other income	2,216	2,399	(183)	(7.6%)
Net losses and loss adjustment expenses	(111,552)	(121,649)	10,097	(8.3%)
Underwriting, policy acquisition and operating expenses	(56,449)	(57,520)	1,071	(1.9%)
Segment results	$5,987	$12,470	$(6,483)	(52.0%)

Net loss ratio	64.9%	64.3%	0.6 pts
Underwriting expense ratio	32.9%	30.4%	2.5 pts

Premiums Written
Our workers’ compensation premium volume is driven by five primary factors: (1) the amount of new business written, (2) retention of our existing book of business, (3) premium rates charged on our renewal book of business, (4) changes in payroll exposure and (5) audit premium.
Gross, ceded and net premiums written were as follows:

	Year Ended December 31
($ in thousands)	2020	2019	Change
Gross premiums written	$246,791	$278,442	$(31,651)	(11.4%)
Less: Ceded premiums written	81,920	96,209	(14,289)	(14.9%)
Net premiums written	$164,871	$182,233	$(17,362)	(9.5%)

Gross Premiums Written
Gross premiums written by product were as follows:

	Year Ended December 31
($ in thousands)	2020	2019	Change
Traditional business:
Guaranteed cost	$145,546	$158,246	$(12,700)	(8.0%)
Policyholder dividend	20,464	20,446	18	0.1%
Deductible	4,581	5,857	(1,276)	(21.8%)
Retrospective*	909	2,985	(2,076)	(69.5%)
Other	7,094	8,660	(1,566)	(18.1%)
Alternative market business	69,487	82,248	(12,761)	(15.5%)
Change in EBUB estimate	(1,290)	—	(1,290)	nm
Total	$246,791	$278,442	$(31,651)	(11.4%)
*The change in retrospectively-related policies included adjustments that decreased premium by $2.5 million and $2.1 million during the years ended December 31, 2020 and 2019, respectively.
Gross premiums written in our traditional business decreased during the year ended December 31, 2020 as compared to 2019, which primarily reflected renewal rate decreases, retention losses and a reduction in audit premium and new business written. The reduction in audit premium included a reduction in our EBUB estimate of $1.3 million in 2020. Renewal rate decreases were 4% in 2020, which were unchanged as compared to 2019. Renewal retention for our traditional business was 84% during 2020 as compared to 79% during 2019. New business written totaled $23.7 million in 2020 as compared to $27.0 million in 2019.
Gross premiums written in our alternative market business decreased during the year ended December 31, 2020 as compared to 2019, which primarily reflected renewal rate decreases, retention losses and a decrease in audit premium. In addition, the decline in alternative market business in 2020 also reflected the reduction in premium funding for one of our large alternative market programs (see further discussion in our Segment Results - Segregated Portfolio Cell Reinsurance section that follows). Renewal rate decreases were 4% in 2020 as compared to 5% in 2019. Retention in our alternative market business was 84% in 2020 which reflected the impact of the aforementioned reduction in premium funding for a large alternative market program. A decrease in renewal rate and retention losses were partially offset by new business of $3.7 million in 2020. We retained 100% of the 23 workers' compensation alternative market programs up for renewal during the year ended December 31, 2020. During the second quarter of 2020, we added one new workers' compensation alternative market program at Inova Re with $1.1 million in premiums written during the year ended December 31, 2020.
Our traditional and alternative market premiums written were impacted by reductions in payroll exposure and policy cancellations related to the economic impact of COVID-19. Reductions in payroll exposure and policy cancellations related to the economic impact of COVID-19 reduced premiums written by approximately $3.6 million for the year ended December 31, 2020. We expect continued downward pressure in future quarters on our workers' compensation premium resulting from further reductions in insured payroll exposure; however, the length and magnitude of such changes depends on future developments, which are highly uncertain and cannot be predicted.

New business, audit premium, retention and renewal price changes for both the traditional business and the alternative market business are shown in the table below:

	Year Ended December 31
	2020			2019
($ in millions)	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results
New business	$23.7	$3.7	$27.4	$27.0	$3.8	$30.8
Audit premium (including EBUB)	$(0.6)	$(0.1)	$(0.7)	$3.7	$2.0	$5.7
Retention rate (1)	84%	84%	84%	79%	91%	83%
Change in renewal pricing (2)	(4%)	(4%)	(4%)	(4%)	(5%)	(4%)
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

Ceded Premiums Written
Ceded premiums written were as follows:

	Year Ended December 31
($ in thousands)	2020	2019	Change
Premiums ceded to SPCs	$66,725	$79,799	$(13,074)	(16.4%)
Premiums ceded to external reinsurers	12,472	13,633	(1,161)	(8.5%)
Premiums ceded to unaffiliated captive insurers	2,762	2,449	313	12.8%
Change in return premium estimate under external reinsurance	(39)	328	(367)	(111.9%)
Total ceded premiums written	$81,920	$96,209	$(14,289)	(14.9%)
Our Workers' Compensation Insurance segment cedes alternative market business under a 100% quota share reinsurance agreement, net of a ceding commission, to SPCs in our Segregated Portfolio Cell Reinsurance segment and, to a limited extent, to an unaffiliated captive insurer. The decrease in premiums ceded to SPCs during the year ended December 31, 2020 reflects the reduction in alternative market gross premiums written as discussed above under the heading "Gross Premiums Written".
Under our external reinsurance agreement for traditional business, we retain the first $0.5 million in risk insured by us and cede losses in excess of this amount on each loss occurrence under our primary external reinsurance treaty, subject to an AAD. The AAD for the contract year effective May 1, 2019 was $3.9 million of incurred losses in excess of the $0.5 million per occurrence retention, or approximately 2.1% of subject earned premium. Effective May 1, 2020, our primary reinsurance layer was renewed at a slightly higher rate than the expiring year, with an increase in the AAD to 3.16% of subject earned premium for incurred losses in excess of the per occurrence retention. Per our reinsurance agreements, we cede premiums related to our traditional business on an earned premium basis. The decrease in premiums ceded to external reinsurers during the year ended December 31, 2020 primarily reflected the decrease in traditional earned premium.
Changes in the return premium estimate reflected the loss experience under the reinsurance contract for the years ended December 31, 2020 and 2019. The change in estimated return premium for the year ended December 31, 2020 reflected prior year loss development on previously reported reinsured claims.

Ceded Premiums Ratio
Ceded premiums ratio was as follows:

	Year Ended December 31
	2020	2019	Change
Ceded premiums ratio, as reported	32.8%	34.2%	(1.4	pts)
Less the effect of:
Premiums ceded to SPCs (100%)	24.6%	26.2%	(1.6	pts)
Retrospective premium adjustments	0.1%	0.1%	—	pts
Premiums ceded to unaffiliated captive insurers (100%)	1.4%	1.1%	0.3	pts
Return premium estimated under external reinsurance	—%	0.2%	(0.2	pts)
Assumed premiums earned (not ceded to external reinsurers)	(0.3%)	(0.3%)	—	pts
Ceded premiums ratio (related to external reinsurance), less the effects of above	7.0%	6.9%	0.1	pts
The above table reflects ceded premiums earned as a percent of gross premiums earned. As discussed above, we cede premiums related to our traditional business to external reinsurers on an earned premium basis. The ceded premiums ratio in 2020 primarily reflects the reinsurance rates in effect for the contract period beginning May 1, 2020.
Net Premiums Earned
Net premiums earned consist of gross premiums earned less the portion of earned premiums that we cede to SPCs in our Segregated Portfolio Cell Reinsurance segment, external reinsurers and the unaffiliated captive insurer. Because premiums are generally earned pro rata over the entire policy period, fluctuations in premiums earned tend to lag those of premiums written. Our workers’ compensation policies are twelve month term policies, and premiums are earned on a pro rata basis over the policy period. Net premiums earned also include premium adjustments related to the audit of our insureds' payrolls, changes in our EBUB estimate and premium adjustments related to retrospectively-rated policies. Payroll audits are conducted subsequent to the end of the policy period and any related adjustments are recorded as fully earned in the current period. In addition, we record an estimate for EBUB and evaluate the estimate on a quarterly basis.
Net premiums earned were as follows:

	Year Ended December 31
($ in thousands)	2020	2019	Change
Gross premiums earned	$255,484	$287,409	$(31,925)	(11.1%)
Less: Ceded premiums earned	83,712	98,169	(14,457)	(14.7%)
Net premiums earned	$171,772	$189,240	$(17,468)	(9.2%)
The decrease in net premiums earned during the year ended December 31, 2020 as compared to 2019 primarily reflected the pro rata effect of a reduction in net premiums written during the preceding twelve months and, to a lesser extent, the reduction in our EBUB estimate and the impact of retrospectively-rated policy adjustments. We reduced our EBUB estimate by $1.3 million during 2020 which primarily reflected a reduction in earned payroll exposure. As a result of the economic impact of COVID-19, we expect future reductions in payroll exposure related to in-force policies that could result in a significant decrease in audit premium and our EBUB estimate. We will continue to monitor and adjust the estimate, if necessary, based on changes in insured payrolls and economic conditions, as experience develops or new information becomes known; however, the length and magnitude of such changes depends on future developments, which are highly uncertain and cannot be predicted. There was no adjustment to our EBUB estimate during the year ended December 31, 2019. Premium adjustments related to retrospectively-rated policies decreased premiums by 2.5 million and $2.1 million during the years ended December 31, 2020 and 2019, respectively.

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

	Year Ended December 31
	2020	2019	Change
Calendar year net loss ratio	64.9%	64.3%	0.6	pts
Less impact of prior accident years on the net loss ratio	(4.1%)	(4.1%)	—	pts
Current accident year net loss ratio	69.0%	68.4%	0.6	pts
The increase in the current accident year loss ratio for the year ended December 31, 2020 primarily reflected the continuation of intense price competition and the resulting renewal rate decreases, partially offset by favorable claim trends, including lower claims frequency and severity. As a result of the COVID-19 pandemic, legislative and regulatory bodies in certain states have changed or are considering changes to compensability requirements and presumptions for certain types of workers related to COVID-19 claims. These endeavors could have an adverse impact on the frequency and severity related to COVID-19 claims. Furthermore, the current economic conditions resulting from the COVID-19 pandemic have introduced significant risk of a prolonged recession, which could have an adverse impact on our return to wellness efforts and the ability of injured workers to return to work, resulting in a potential reduction in favorable claim trends in future periods.
Calendar year incurred losses (excluding IBNR) ceded to our external reinsurers decreased $11.3 million for the year ended December 31, 2020 as compared to 2019. Current accident year ceded incurred losses (excluding IBNR) decreased $8.2 million as compared to 2019. The decrease in ceded incurred losses reflects lower severity-related claim activity during 2020 and, on a calendar year basis, favorable development on prior year reinsured claims.
We recognized net favorable prior year development related to our previously established reserve of $7.0 million for the year ended December 31, 2020 as compared to $7.8 million for 2019. The net favorable prior year reserve development for the years ended December 31, 2020 and 2019 reflected overall favorable trends in claim closing patterns. Net favorable development for the year ended December 31, 2020 primarily related to the 2014 through 2017 accident years. Net favorable development for the year ended December 31, 2019 primarily related to the 2015 and 2016 accident years and included a fair value adjustment of $1.6 million related to the amortization of purchase accounting. The fair value adjustment was fully amortized as of December 31, 2019.
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
Our Workers' Compensation Insurance segment underwriting, policy acquisition and operating expenses were comprised as follows:

	Year Ended December 31
($ in thousands)	2020	2019	Change
DPAC amortization	$31,547	$34,338	$(2,791)	(8.1%)
Management fees	1,861	2,088	(227)	(10.9%)
Other underwriting and operating expenses	38,693	39,073	(380)	(1.0%)
SPC ceding commission offset	(15,652)	(17,979)	2,327	(12.9%)
Total	$56,449	$57,520	$(1,071)	(1.9%)
The decrease in DPAC amortization for the year ended December 31, 2020 as compared to 2019 primarily reflects the decrease in net premiums earned. The decrease in other underwriting and operating expenses for the year ended December 31, 2020 as compared to 2019 primarily reflected a decrease in travel-related costs and a reduction in employer contributions to the

ProAssurance Savings Plan (see Note 17 of the Notes to Consolidated Financial Statements). The decrease in travel-related costs in 2020 are directly attributable to COVID-19, as company business travel has been substantially reduced. The decrease in other underwriting and operating expenses in 2020 was largely offset by costs related to the implementation of a new policy administration and claims system and one-time costs of $0.9 million primarily comprised of employee severance costs associated with the restructuring of our workers' compensation business in 2020.
As previously discussed, alternative market premiums written through our Workers' Compensation Insurance segment's alternative market business unit are 100% ceded, less a ceding commission, to either the SPCs in our Segregated Portfolio Cell Reinsurance segment or, to a limited extent, an unaffiliated captive insurer. The ceding commission consists of an amount for fronting fees, cell rental fees, commissions, premium taxes and risk management fees. The fronting fees, commissions, premium taxes and risk management fees are recorded as an offset to underwriting, policy acquisition and operating expenses. Cell rental fees are recorded as a component of other income and claims administration fees are recorded as ceded ULAE. The decrease in SPC ceding commissions earned for the year ended December 31, 2020 as compared to 2019, primarily reflects the decrease in alternative market ceded earned premium.
Underwriting Expense Ratio (the Expense Ratio)
The underwriting expense ratio included the impact of the following:

	Year Ended December 31
	2020	2019	Change
Underwriting expense ratio, as reported	32.9%	30.4%	2.5	pts
Less estimated ratio increase (decrease) attributable to:
Impact of ceding commissions received from SPCs	3.2%	2.8%	0.4	pts
Retrospective premium adjustment	0.3%	0.2%	0.1	pts
Impact of audit premium	0.1%	(0.4%)	0.5	pts
Underwriting expense ratio, less listed effects	29.3%	27.8%	1.5	pts
Excluding the items noted in the table above, the increase in the expense ratio for the year ended December 31, 2020, primarily reflected the decrease in net premiums earned and costs related to the implementation of a new policy administration and claims system.

Segment Results - Segregated Portfolio Cell Reinsurance
The Segregated Portfolio Cell Reinsurance segment includes the results (underwriting profit or loss, plus investment results, net of U.S. federal income taxes) of SPCs at Inova Re and Eastern Re, our Cayman Islands SPC operations, as discussed in Note 16 of the Notes to Consolidated Financial Statements. SPCs are segregated pools of assets and liabilities that provide an insurance facility for a defined set of risks. Assets of each SPC are solely for the benefit of that individual cell and each SPC is solely responsible for the liabilities of that individual cell. Assets of one SPC are statutorily protected from the creditors of the others. Each SPC is owned, fully or in part, by an agency, group or association and the results of the SPCs are attributable to the participants of that cell. We participate to a varying degree in the results of selected SPCs and, for the SPCs in which we participate, our participation interest ranges from a low of 20% to a high of 85%. SPC results attributable to external cell participants are reflected as an SPC dividend (expense) income in our Segregated Portfolio Cell Reinsurance segment. In addition, our Segregated Portfolio Cell Reinsurance segment includes the investment results of the SPCs as the investments are solely for the benefit of the cell participants and investment results attributable to external cell participants are reflected in the SPC dividend (expense) income. As of December 31, 2020, there were 27 (24 active) SPCs. The SPCs assume workers' compensation insurance, healthcare professional liability insurance or a combination of the two from our Workers' Compensation Insurance and Specialty P&C segments. As of December 31, 2020, there were two SPCs that assumed both workers' compensation insurance and healthcare professional liability insurance and one SPC that assumed only healthcare professional liability insurance.
Segment results reflects our share of the underwriting and investment results of the SPCs in which we participate, and included the following:

	Year Ended December 31
($ in thousands)	2020	2019	Change
Net premiums written	$64,159	$77,639	$(13,480)	(17.4%)

Net premiums earned	$66,352	$78,563	$(12,211)	(15.5%)
Net investment income	1,084	1,578	(494)	(31.3%)
Net realized gains (losses)	3,085	4,020	(935)	(23.3%)
Other income	205	559	(354)	(63.3%)
Net losses and loss adjustment expenses	(29,605)	(52,412)	22,807	(43.5%)
Underwriting, policy acquisition and operating expenses (1)	(20,709)	(23,201)	2,492	(10.7%)
SPC U.S. federal income tax expense (1)(2)	(1,746)	(1,059)	(687)	64.9%
SPC net results	18,666	8,048	10,618	131.9%
SPC dividend (expense) income (3)	(14,304)	(4,579)	(9,725)	212.4%
Segment results (4)	$4,362	$3,469	$893	25.7%

Net loss ratio	44.6%	66.7%	(22.1 pts)
Underwriting expense ratio (1)	31.2%	29.5%	1.7 pts
(1) In our December 31, 2019 report on Form 10-K, underwriting, policy acquisition and operating expenses in 2019 included a provision for U.S. federal income taxes of $1.1 million for SPCs at Inova Re that have elected to be taxed as U.S. taxpayers (see Footnote 2). Since this tax provision was included as a component of underwriting, policy acquisition and operating expenses in 2019, it was also included in the calculation of the underwriting expense ratio, which increased the 2019 ratio by 1.4 percentage points. Beginning in 2020, this tax provision is now presented as a separate line on our Consolidated Statements of Income and Comprehensive Income as SPC U.S. federal income tax expense as these U.S. federal income taxes do not represent underwriting expenses of the SPCs. We have recast prior periods to conform to this new presentation, including the calculation of the underwriting expense ratio.

(2) Represents the provision for U.S. federal income taxes for SPCs at Inova Re, which have elected to be taxed as a U.S. corporation under Section 953(d) of the Internal Revenue Code. U.S. federal income taxes are included in the total SPC net results and are paid by the individual SPCs.

(3) Represents the net (profit) loss attributable to external cell participants.
(4) Represents our share of the net profit (loss) of the SPCs in which we participate.

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
Gross, ceded and net premiums written were as follows:

	Year Ended December 31
($ in thousands)	2020	2019	Change
Gross premiums written	$72,843	$87,140	$(14,297)	(16.4%)
Less: Ceded premiums written	8,684	9,501	(817)	(8.6%)
Net premiums written	$64,159	$77,639	$(13,480)	(17.4%)
Gross Premiums Written
Gross premiums written reflected reinsurance premiums assumed by component as follows:

	Year Ended December 31
($ in thousands)	2020	2019	Change
Workers' compensation	$66,725	$79,799	$(13,074)	(16.4%)
Healthcare professional liability	6,118	6,860	(742)	(10.8%)
Other	—	481	(481)	nm
Gross Premiums Written	$72,843	$87,140	$(14,297)	(16.4%)
Gross premiums written for the years ended December 31, 2020 and 2019 were primarily comprised of workers' compensation coverages assumed from our Workers' Compensation Insurance segment. The decrease in gross premiums written in 2020 as compared to 2019 primarily reflected the competitive workers’ compensation market conditions and the resulting renewal rate decreases of 4%, retention losses and a decrease in audit premium. The decrease in the retention rate during 2020 includes the impact of a reduction in premium funding for a large workers' compensation alternative market program. We do not participate in this program; therefore, the reduction in premium funding had no effect on the segment results for the year ended December 31, 2020. Healthcare professional liability gross premiums written decreased during 2020 as compared to 2019 due to retention losses driven by the loss of a large Senior Care policy that chose to utilize self-insurance, partially offset by new business (see previous discussion under the heading "Gross Premiums Written" in our Segment Results - Specialty Property & Casualty section). We retained 100% of the 22 workers' compensation programs and 3 healthcare professional liability programs up for renewal during 2020. During the second quarter of 2020, we added one new alternative market program at Inova Re with $1.1 million in premiums written during the year ended December 31, 2020.
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

New business, audit premium, retention and renewal price changes for the assumed workers' compensation premium is shown in the table below:

	Year Ended December 31
($ in millions)	2020	2019
New business	$3.7	$3.8
Audit premium (including EBUB)	$(0.1)	$2.0
Retention rate (1)	84%	91%
Change in renewal pricing (2)	(4%)	(5%)
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

Ceded Premiums Written
Ceded premiums written were as follows:

	Year Ended December 31
($ in thousands)	2020	2019	Change
Ceded premiums written	$8,684	$9,501	$(817)	(8.6%)
For the workers' compensation business, each SPC has in place its own external reinsurance arrangements. The healthcare professional liability business is assumed net of reinsurance from our Specialty P&C segment; therefore, there are no ceded premiums related to the healthcare professional liability business reflected in the table above. The risk retention for each loss occurrence for the workers' compensation business ranges from $0.3 million to $0.4 million based on the program, with limits up to $119.7 million. In addition, each program has aggregate reinsurance coverage between $1.1 million and $2.1 million on a program year basis. Per the SPC external reinsurance agreements, premiums are ceded on a written premium basis. The decrease in ceded premiums written in 2020, as compared to 2019, primarily reflected the decrease in workers' compensation gross premiums written, partially offset by an increase in reinsurance rates for programs with renewal dates on or after May 1, 2020. External reinsurance rates vary based on the alternative market program.
Ceded Premiums Ratio
Ceded premiums ratio was as follows:

	Year Ended December 31
	2020	2019	Change
Ceded premiums ratio	13.0%	11.9%	1.1	pts
The above table reflects ceded premiums as a percent of gross premiums written for the workers' compensation business only; healthcare professional liability business is assumed net of reinsurance, as discussed above. The ceded premiums ratio reflects the weighted average reinsurance rates of all SPC programs. The increase in the ceded premiums ratio for the year ended December 31, 2020 primarily reflects an increase in reinsurance rates for programs renewing on or after May 1, 2020 and the reduction in premium funding for a large workers' compensation alternative market program (see previous discussion under the heading "Gross Premiums Written"). The reinsurance costs associated with this program are fixed, which resulted in an increase in the ceded ratio.

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
Gross, ceded and net premiums earned were as follows:

	Year Ended December 31
($ in thousands)	2020	2019	Change
Gross premiums earned	$75,112	$88,304	$(13,192)	(14.9%)
Less: Ceded premiums earned	8,760	9,741	(981)	(10.1%)
Net premiums earned	$66,352	$78,563	$(12,211)	(15.5%)
The decrease in net premiums earned during the year ended December 31, 2020 primarily reflected the pro rata effect of a reduction in net premiums written during the preceding twelve months, including the reduction in premium funding for the large workers' compensation alternative market program (see previous discussion under the heading "Gross Premiums Written").
Net Investment Income and Net Realized Investment Gains (Losses)
Net investment income for the years ended December 31, 2020 and 2019 was primarily attributable to interest earned on available-for-sale fixed maturity investments, which primarily includes investment-grade corporate debt securities. We recognized $3.1 million of net realized investment gains for the year ended December 31, 2020, which primarily reflected an increase in the fair value on our equity portfolio due to an improvement in the global financial markets since the first quarter of 2020, which was depressed due to the onset of COVID-19. We recognized $4.0 million of net realized investment gains for the year ended December 31, 2019 driven by changes in the fair value of our equity portfolio.
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
For the year ended December 31, 2019, our Segregated Portfolio Cell Reinsurance segment net loss ratios were affected by a $10 million reserve that an SPC at Eastern Re established during the second quarter of 2019. This SPC had previously assumed an errors and omissions liability policy that provides coverage for losses up to a lifetime maximum of $10 million from a captive insurer unaffiliated with ProAssurance. During the second quarter of 2019, a claim was filed under this policy that met the lifetime maximum limit and, accordingly, a $10 million reserve was recorded. We do not participate in the SPC that assumed this policy; therefore, these losses were attributable to the external cell participants as reflected in the SPC dividend expense (income) and had no effect on our Segregated Portfolio Cell Reinsurance segment results for the year ended December 31, 2019. Given the significance of this event, we have removed the impact of the policy from each of the ratios below (as shown in the columns labeled "Adjusted") in order to assist in the comparability between periods. Calendar year and current accident year net loss ratios for the years ended December 31, 2020 and 2019 was as follows:

	Year Ended December 31
	2020	2019				Change
	As reported	As reported	E&O reserve impact		Adjusted	As reported		Adjusted
Calendar year net loss ratio	44.6%	66.7%	12.3	pts	54.4%	(22.1	pts)	(9.8	pts)
Less impact of prior accident years on the net loss ratio	(25.0%)	(12.9%)	—	pts	(12.9%)	(12.1	pts)	(12.1	pts)
Current accident year net loss ratio	69.6%	79.6%	12.3	pts	67.3%	(10.0	pts)	2.3	pts

Excluding the impact of the errors and omissions liability policy, as previously discussed and as shown in the table above, the current accident year net loss ratio increased 2.3 percentage points in 2020 as compared to 2019, primarily reflecting the continuation of intense price competition and the resulting renewal rate decreases, partially offset by overall favorable claim trends in the 2020 accident year. As a result of the COVID-19 pandemic, legislative and regulatory bodies in certain states have changed or are considering changes to compensability requirements and presumptions for certain types of workers related to COVID-19 claims. These endeavors could have an adverse impact on the frequency and severity related to COVID-19 claims. Furthermore, the current economic conditions resulting from the COVID-19 pandemic have introduced significant risk of a prolonged recession, which could have an adverse impact on our return to wellness efforts and the ability of injured workers to return to work, resulting in a potential reduction in favorable claim trends in future periods.
Calendar year ceded incurred losses (excluding IBNR) decreased $10.2 million for the year ended December 31, 2020 as compared to 2019. Current accident year ceded incurred losses (excluding IBNR) decreased $8.9 million for the year ended December 31, 2020 as compared to 2019. The decrease in ceded incurred losses reflects lower severity-related claim activity during 2020 and, on a calendar year basis, favorable development on prior year reinsured claims.
We recognized net favorable prior year reserve development of $16.5 million and $10.1 million for the years ended December 31, 2020 and 2019, respectively. The net favorable prior year reserve development for 2020 included $12.1 million related to the workers’ compensation business, which primarily reflected overall favorable trends in claim closing patterns in the 2014 through 2019 accident years. In addition, net favorable prior year reserve development in 2020 included $4.4 million related to the healthcare professional liability business.
Underwriting, Policy Acquisition and Operating Expenses
Our Segregated Portfolio Cell Reinsurance segment underwriting, policy acquisition and operating expenses were comprised as follows:

	Year Ended December 31
($ in thousands)	2020	2019	Change
DPAC amortization	$19,636	$21,717	$(2,081)	(9.6%)
Other underwriting and operating expenses	1,073	1,484	(411)	(27.7%)
Total	$20,709	$23,201	$(2,492)	(10.7%)
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
Other underwriting and operating expenses primarily include bank fees, professional fees and bad debt expense. The decrease in other underwriting and operating expenses for the year ended December 31, 2020 as compared to 2019 primarily reflected recoveries of premiums receivables previously written off, which resulted in an adjustment to our allowance for expected credit losses.
Underwriting Expense Ratio (the Expense Ratio)
The underwriting expense ratio included the impact of the following:

	Year Ended December 31
	2020	2019	Change
Underwriting expense ratio, as reported	31.2%	29.5%	1.7	pts
Less: impact of audit premium on expense ratio	0.1%	(0.7%)	0.8	pts
Underwriting expense ratio, excluding the effect of audit premium	31.1%	30.2%	0.9	pts
Excluding the effect of audit premium, the underwriting expense ratio primarily reflected the weighted average ceding commission percentage of all SPC programs. The increase in the expense ratio for the year ended December 31, 2020 as compared to 2019 was driven by the effect of a reduction in net premiums earned, as previously discussed. Additionally, the increase in the expense ratio in 2020 reflected the impact of the reduction in premium funding for a large workers'

compensation alternative market program as the ceding commissions associated with this program are fixed and do not vary directly with changes in premium (see previous discussion under the heading "Gross Premiums Written").
SPC U.S. Federal Income Tax Expense
The SPCs at Inova Re have made a 953(d) election under the U.S. Internal Revenue Code and are subject to U.S. federal income tax. U.S. federal income taxes incurred totaled $1.7 million and $1.1 million for the years ended December 31, 2020 and 2019, respectively. The increase in the federal income tax provision for the year ended December 31, 2020 as compared to 2019 reflects an increase in taxable income for the Inova Re SPCs.

Segment Results - Lloyd's Syndicates
Our Lloyd's Syndicates segment includes the results from our participation in certain Syndicates at Lloyd's of London. In addition to our participation in Syndicate results, we have investments in and other obligations to our Lloyd's Syndicates consisting of a Syndicate Credit Agreement and FAL requirements. For the 2020 underwriting year, our FAL was comprised of investment securities and cash and cash equivalents deposited with Lloyd's which at December 31, 2020 had a fair value of approximately $106.2 million, as discussed in Note 3 of the Notes to Consolidated Financial Statements. During the third quarter of 2020, we received a return of approximately $32.3 million of cash and cash equivalents from our FAL balances given the reduction in our participation in the results of Syndicate 1729 for the 2020 underwriting year to 29% from 61%.
We normally report results from our involvement in Lloyd's Syndicates on a quarter lag, except when information is available that is material to the current period. Furthermore, the investment results associated with our FAL investments and certain U.S. paid administrative expenses are reported concurrently as that information is available on an earlier time frame.
Lloyd's Syndicate 1729. We provide capital to Syndicate 1729, which covers a range of property and casualty insurance and reinsurance lines in both the U.S. and international markets. The remaining capital for Syndicate 1729 is provided by unrelated third parties, including private names and other corporate members. As previously discussed, we decreased our participation in the results of Syndicate 1729 for the 2020 underwriting year to reduce our exposure and the associated earnings volatility. Due to the quarter lag, this reduced participation was not reflected in our results until the second quarter of 2020. Syndicate 1729 had a maximum underwriting capacity of £135 million (approximately $185 million based on December 31, 2020 exchange rates) for the 2020 underwriting year, of which £39 million (approximately $53 million based on December 31, 2020 exchange rates) was our allocated underwriting capacity. To support and grow our core insurance operations, we decreased our participation in the results of Syndicate 1729 for the 2021 underwriting year to 5% from 29% which, due to the quarter lag, will not be reflected in our results until the second quarter of 2021. Syndicate 1729's maximum underwriting capacity for the 2021 underwriting year is £185 million (approximately $253 million based on December 31, 2020 exchange rates), of which £9 million (approximately $13 million based on December 31, 2020 exchange rates) is our allocated underwriting capacity.
Lloyd's Syndicate 6131. We provide capital to an SPA, Syndicate 6131, which focuses on contingency and specialty property business, primarily for risks within the U.S. as well as international markets. For the 2020 underwriting year, we were the sole (100%) capital provider to Syndicate 6131 which had a maximum underwriting capacity of £12 million (approximately $16 million based on December 31, 2020 exchange rates). As an SPA, Syndicate 6131 underwrites on a quota share basis with Syndicate 1729. Effective July 1, 2020, Syndicate 6131 entered into a six-month quota share reinsurance agreement with an unaffiliated insurer. Under this agreement, Syndicate 6131 ceded essentially half of the premium assumed from Syndicate 1729 to the unaffiliated insurer; the agreement was non-renewed on January 1, 2021 and we decreased our participation in the results of Syndicate 6131 to 50% from 100% for the 2021 underwriting year. Due to the quarter lag, this reduced participation will not be reflected in our results until the second quarter of 2021. Syndicate 6131's maximum underwriting capacity for the 2021 underwriting year is £20 million (approximately $27 million based on December 31, 2020 exchange rates), of which £10 million (approximately $14 million based on December 31, 2020 exchange rates) is our allocated underwriting capacity.

In addition to the results of our participation in Lloyd's Syndicates, as discussed above, our Lloyd's Syndicates segment also includes 100% of the results of our wholly owned subsidiaries that support our operations at Lloyd's. For the years ended December 31, 2020 and 2019, the results of our Lloyd's Syndicates segment were as follows:

	Year Ended December 31
($ in thousands)	2020	2019	Change
Gross premiums written	$84,718	$110,905	$(26,187)	(23.6%)
Ceded premiums written	(17,066)	(23,802)	6,736	(28.3%)
Net premiums written	$67,652	$87,103	$(19,451)	(22.3%)

Net premiums earned	$77,226	$80,671	$(3,445)	(4.3%)
Net investment income	4,128	4,551	(423)	(9.3%)
Net realized gains (losses)	988	768	220	28.6%
Other income (loss)	51	(573)	624	108.9%
Net losses and loss adjustment expenses	(50,216)	(47,369)	(2,847)	6.0%
Underwriting, policy acquisition and operating expenses	(30,136)	(34,711)	4,575	(13.2%)
Income tax benefit (expense)	29	—	29	nm
Segment results	$2,070	$3,337	$(1,267)	(38.0%)

Net loss ratio	65.0%	58.7%	6.3 pts
Underwriting expense ratio	39.0%	43.0%	(4.0 pts)
Premiums Written
Changes in our premium volume within our Lloyd's Syndicates segment are driven by five primary factors: (1) changes in our participation in the Syndicates, (2) the amount of new business and the channels in which the business is written, (3) our retention of existing business, (4) the premium charged for business that is renewed, which is affected by rates charged and by the amount and type of coverage an insured chooses to purchase and (5) the timing of premium written through multi-period policies.
Gross Premiums Written
Gross premiums written in 2020 consisted of property insurance coverages (39% of total gross premiums written), casualty coverages (30%), catastrophe reinsurance coverages (13%), specialty property coverages (11%), contingency coverages (4%) and property reinsurance coverages (3%). The decrease in gross premiums written in 2020 as compared to 2019 was driven by our decreased participation in the results of Syndicate 1729, partially offset by volume increases on renewal business and renewal pricing increases, primarily on property insurance and casualty coverages, as well as new business written, also primarily property insurance and casualty coverages. In addition, gross premiums written in 2020 included a binder adjustment on a prior year of account, which reduced written and earned premium in the current period. See further discussion on these binder adjustments in our Critical Accounting Estimates section under the heading "Lloyd's Premium Estimates."
Ceded Premiums Written
Syndicate 1729 utilizes reinsurance to provide the capacity to write larger limits of liability on individual risks, to provide protection against catastrophic loss and to provide protection against losses in excess of policy limits. As previously discussed, for the second half of 2020 Syndicate 6131 utilized external quota share reinsurance to manage the net loss exposure on the specialty property and contingency coverages it assumed from Syndicate 1729 by ceding essentially half of the premium assumed to an unaffiliated insurer; this agreement was non-renewed on January 1, 2021. Due to the quarter lag, the effect of this reinsurance arrangement was not reflected in our results until the fourth quarter of 2020. Ceded premiums written decreased for the year ended December 31, 2020 as compared to 2019 primarily driven by our decreased participation in the results of Syndicate 1729 and, to a lesser extent, the effect of a revision to the Syndicates' estimates of premiums due to reinsurers during the first quarter of 2019. The decrease in ceded premiums written in 2020 as compared to 2019 was partially offset by the impact of premiums ceded under Syndicate 6131's six-month quota share agreement and, to a lesser extent, an increase in estimated reinsurance reinstatement premiums of $1.2 million during the fourth quarter of 2020 triggered by certain property and catastrophe related losses exceeding specified levels in the reinsurance agreement.

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
Gross, ceded and net premiums earned were as follows:

	Year Ended December 31
($ in thousands)	2020	2019	Change
Gross premiums earned	$98,990	$101,222	$(2,232)	(2.2%)
Less: Ceded premiums earned	21,764	20,551	1,213	5.9%
Net premiums earned	$77,226	$80,671	$(3,445)	(4.3%)
The decrease in gross premiums earned for the year ended December 31, 2020 as compared to 2019 was driven by our decreased participation in Syndicate 1729, which was not reflected in our results until the second quarter of 2020 and, to a lesser extent, a binder adjustment which reduced both written and earned premium in the current period (see previous discussion under the heading "Gross Premiums Written"). The decrease in gross premiums earned in 2020 was partially offset by the pro rata effect of higher premiums written at the Syndicates during the preceding twelve months, primarily property insurance and casualty coverages.
The increase in ceded premiums earned during 2020 as compared to 2019 was driven by the aforementioned reinstatement premiums earned of $1.2 million during the fourth quarter of 2020 and, to a lesser extent, the pro rata effect of an increase in written premiums ceded under reinsurance arrangements during the preceding twelve months, partially offset by our decreased participation in Syndicate 1729.
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
The following table summarizes calendar year net loss ratios by separating losses between the current accident year and all prior accident years. Net loss ratios for the period were as follows:

	Year Ended December 31
	2020	2019	Change
Calendar year net loss ratio	65.0%	58.7%	6.3	pts
Less impact of prior accident years on the net loss ratio	0.8%	0.5%	0.3	pts
Current accident year net loss ratio	64.2%	58.2%	6.0	pts
For the year ended December 31, 2020, the current accident year net loss ratio increased 6.0 percentage points as compared to 2019. The increase in the current accident year net loss ratio was driven by certain property and catastrophe related losses and, to a lesser extent, contingency related losses incurred during 2020.

We recognized $0.6 million and $0.4 million of unfavorable prior year development for the years ended December 31, 2020 and 2019, respectively. The unfavorable prior year development for the year ended December 31, 2020 was driven by higher than expected losses and development on certain large claims, primarily catastrophe related losses, which resulted in unfavorable development with respect to a previous year of account.
We have exposures to potential COVID-19 claims through our participation in Syndicates 1729 and 6131. During 2020, we recognized losses related to COVID-19 of approximately $3.6 million, net of reinsurance, primarily in Syndicate 6131's contingency and Syndicate 1729's casualty books of business. We are closely monitoring potential amendments in legislation and court decisions that could impact the claims position; however, to date, legislative attempts have been unsuccessful in most territories in which the Syndicates write the majority of their business. See previous discussion in Part I under the heading "Insurance Regulatory Matters- COVID-19."
Underwriting, Policy Acquisition and Operating Expenses
Underwriting, policy acquisition and operating expenses decreased by $4.6 million for the year ended December 31, 2020 as compared to 2019 and reflected our decreased participation in Syndicate 1729 and, to a lesser extent, the effect of higher operational expenses incurred associated with establishing Syndicate 6131 during 2019.
For the year ended December 31, 2020, the underwriting expense ratio decreased by 4.0 percentage points as compared to 2019 driven by lower operating expenses due to our reduced participation in Syndicate 1729, partially offset by a decrease in net premiums earned, as previously discussed. Operating expenses incurred during 2020 primarily were related to the 2020 underwriting year for which our participation is 29%, whereas the net premiums earned during the same period also includes premium from other open underwriting years in which we participate at a higher degree.
Investments
The change in net investment income in 2020 as compared to 2019 was primarily attributable to interest earned on our FAL investments, which primarily includes investment-grade corporate debt securities. During the second quarter of 2020, certain corporate debt securities included in our FAL investments were liquidated. During the third quarter of 2020, approximately $32.3 million of cash and cash equivalents was returned to ProAssurance, as previously discussed, which will continue to impact the segment's net investment income in future periods. Syndicate 1729's fixed maturities portfolio includes certain debt securities classified as trading securities. Investment results associated with these fixed maturity trading securities are reported on the same quarter lag.
Taxes
The results of this segment are subject to U.K. income tax law.

Segment Results - Corporate
Our Corporate segment includes our investment operations, other than those reported in our Segregated Portfolio Cell Reinsurance and Lloyd's Syndicates segments, interest expense and U.S. income taxes as discussed in Note 16 of the Notes to Consolidated Financial Statements. Our Corporate segment also includes non-premium revenues generated outside of our insurance entities and corporate expenses. Segment results for our Corporate segment were net earnings of $71.4 million and $129.7 million for the years ended December 31, 2020 and 2019, respectively, and included the following:

	Year Ended December 31
($ in thousands)	2020	2019	Change
Net investment income	$66,786	$87,140	$(20,354)	(23.4%)
Equity in earnings (loss) of unconsolidated subsidiaries	$(11,921)	$(10,061)	$(1,860)	(18.5%)
Net realized gains (losses)	$11,605	$55,086	$(43,481)	(78.9%)
Other income	$2,531	$3,478	$(947)	(27.2%)
Operating expense	$23,429	$19,146	$4,283	22.4%
Interest expense	$15,503	$16,636	$(1,133)	(6.8%)
Income tax expense (benefit)	$(41,300)	$(29,808)	$(11,492)	(38.6%)
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
Net investment income by investment category was as follows:

	Year Ended December 31
($ in thousands)	2020	2019	Change
Fixed maturities	$64,338	$66,862	$(2,524)	(3.8%)
Equities	4,369	17,650	(13,281)	(75.2%)
Short-term investments, including Other	2,209	6,635	(4,426)	(66.7%)
BOLI	2,023	2,017	6	0.3%
Investment fees and expenses	(6,153)	(6,024)	(129)	2.1%
Net investment income	$66,786	$87,140	$(20,354)	(23.4%)
Fixed Maturities
Income from our fixed maturities decreased during 2020 as compared to 2019 primarily due to lower yields from our corporate debt securities, partially offset by higher average investment balances. Average investment balances were approximately 5% higher for the year ended December 31, 2020 as compared to 2019.
Average yields for our fixed maturity portfolio were as follows:

	Year Ended December 31
	2020	2019
Average income yield	3.1%	3.4%
Average tax equivalent income yield	3.1%	3.4%
Equities
Income from our equity portfolio decreased during 2020 as compared to 2019 which reflected a decrease in our allocation to this asset category.

Short-term Investments and Other Investments
Short-term investments, which have a maturity at purchase of one year or less are carried at fair value, which approximates their cost basis, and are primarily composed of investments in U.S. treasury obligations, commercial paper and money market funds. Income from our short-term and other investments decreased during 2020 primarily attributable to lower yields given the actions taken by the Federal Reserve to aggressively reduce interest rates in response to COVID-19.
Equity in Earnings (Loss) of Unconsolidated Subsidiaries
Equity in earnings (loss) of unconsolidated subsidiaries was comprised as follows:

	Year Ended December 31
($ in thousands)	2020	2019	Change
All other investments, primarily investment fund LPs/LLCs	$7,855	$10,842	$(2,987)	(27.6%)
Tax credit partnerships	(19,776)	(20,903)	1,127	5.4%
Equity in earnings (loss) of unconsolidated subsidiaries	$(11,921)	$(10,061)	$(1,860)	(18.5%)
We hold interests in certain LPs/LLCs that generate earnings from trading portfolios, secured debt, debt securities, multi-strategy funds and private equity investments. The performance of the LPs/LLCs is affected by the volatility of equity and credit markets. For our investments in LPs/LLCs, we record our allocable portion of the partnership operating income or loss as the results of the LPs/LLCs become available, typically following the end of a reporting period. The decrease in our investment results from our portfolio of investments in LPs/LLCs during 2020 as compared to 2019 was due to lower reported earnings from several LPs/LLCs driven by the volatility in the global financial markets related to COVID-19.
Our tax credit partnership investments are designed to generate returns in the form of tax credits and tax-deductible project operating losses and are comprised of qualified affordable housing project tax credit partnerships and a historic tax credit partnership. We account for our tax credit partnership investments under the equity method and record our allocable portion of the operating losses of the underlying properties based on estimates provided by the partnerships. For our qualified affordable housing project tax credit partnerships, we adjust our estimates of our allocable portion of operating losses periodically as actual operating results of the underlying properties become available. Our historic tax credit partnership is short-term in nature and the remaining operating losses, up to our total current funded commitment, were recognized during the second quarter of 2020. The results from our tax credit partnership investments for the year ended December 31, 2020 reflected lower partnership operating losses as compared to 2019. In addition, based on operating results received, we increased our estimate of operating losses by $4.3 million and $3.0 million for the years ended December 31, 2020 and 2019, respectively.
The tax benefits received from our tax credit partnerships, which are not reflected in our investment results above, reduced our tax expense in 2020 and 2019 as follows:

	Year Ended December 31
(In millions)	2020	2019
Tax credits recognized during the period	$17.9	$21.9
Tax benefit of tax credit partnership operating losses	$4.2	$4.4
Due to the expected NOL for the year ended December 31, 2020 and realized NOL for the year ended December 31, 2019, the tax credits generated from our tax credit partnership investments of $17.9 million and $18.2 million, respectively, were deferred and are expected to be utilized in future periods. See further discussion in Note 5 of the Notes to Consolidated Financial Statements.
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

	Year Ended December 31
(In thousands)	2020	2019
GAAP net investment result:
Net investment income	$66,786	$87,140
Equity in earnings (loss) of unconsolidated subsidiaries	(11,921)	(10,061)
GAAP net investment result	$54,865	$77,079

Pro forma tax-equivalent investment result	$56,088	$78,946

Reconciliation of pro forma and GAAP tax-equivalent investment result:
GAAP net investment result	$54,865	$77,079
Taxable equivalent adjustments, calculated using the 21% federal statutory tax rate
State and municipal bonds	595	842
BOLI	538	536
Dividends received	90	489
Tax credit partnerships*	—	—
Pro forma tax-equivalent investment result	$56,088	$78,946
*Due to the expected NOL for the year ended December 31, 2020 and realized NOL for the year ended December 31, 2019, the tax credits recognized from our tax credit partnership investments were deferred to be utilized in future periods; therefore, there is no tax-equivalent adjustment required as tax credits had no impact on our current tax expense in 2020.

Net Realized Investment Gains (Losses)
The following table provides detailed information regarding our net realized investment gains (losses).

	Year Ended December 31
(In thousands)	2020	2019
Total impairment losses
Corporate debt	$(1,745)	$(978)
Portion of impairment losses recognized in other comprehensive income before taxes:
Corporate debt	237	227
Net impairment losses recognized in earnings	(1,508)	(751)
Gross realized gains, available-for-sale fixed maturities	13,436	3,628
Gross realized (losses), available-for-sale fixed maturities	(2,499)	(551)
Net realized gains (losses), equity investments	12,965	16,612
Net realized gains (losses), other investments	3,883	1,626
Change in unrealized holding gains (losses), equity investments	(18,926)	30,801
Change in unrealized holding gains (losses), convertible securities, carried at fair value as a part of other investments	3,850	3,653
Other	404	68
Net realized investment gains (losses)	$11,605	$55,086
For the year ended December 31, 2020, we recognized $1.5 million of credit-related impairment losses in earnings and a nominal amount of non-credit impairment losses in OCI. The credit-related impairment losses recognized in 2020 primarily related to corporate bonds in the energy and consumer sectors. Additionally, 2020 included credit-related impairment losses related to four corporate bonds in various sectors, which were sold during 2020. The non-credit impairment losses recognized during 2020 related to three corporate bonds in the energy and consumer sectors. For the year ended December 31, 2019, we recognized credit-related impairment losses in earnings of $0.8 million and a nominal amount of non-credit impairment losses in OCI, both of which related to three corporate bonds in the energy and consumer sectors.
We recognized $11.6 million of net realized investment gains for the year ended December 31, 2020, driven primarily by realized gains on the sale of certain available-for-sale fixed maturities and equity investments, partially offset by unrealized holding losses resulting from decreases in the fair value on our equity portfolio due to the volatility in the global financial markets related to COVID-19. For the year ended December 31, 2019, we recognized $55.1 million of net realized investment gains driven by both realized gains from the sale of equity investments and unrealized holding gains on our equity portfolio due to the improvement in the market since December 31, 2018, which caused our equity securities to increase in value. The most significant sectors that benefited from the improvement in the market were the financial and energy sectors.

Operating Expenses
Corporate segment operating expenses were comprised as follows:

	Year Ended December 31
($ in thousands)	2020	2019	Change
Operating expenses	$37,562	$34,717	$2,845	8.2%
Management fee offset	(14,133)	(15,571)	1,438	(9.2%)
Segment Total	$23,429	$19,146	$4,283	22.4%
Operating expenses increased during the year ended December 31, 2020 as compared to 2019 primarily due to an increase in professional fees and, to a lesser extent, an increase in share-based compensation expenses. The increase in professional fees in 2020 was driven by an increase in transaction-related costs associated with our planned acquisition of NORCAL (see Note 9 of the Notes to Consolidated Financial Statements) and corporate legal expenses. The increase in share-based compensation expenses in 2020 as compared to 2019 was primarily attributable to the effect of a decrease in the value of projected awards during 2019 based upon the decline of one of the associated performance metrics. In addition, the increase in operating expenses in 2020 as compared to 2019 included one-time costs of $0.5 million primarily comprised of employee severance and early retirement benefits granted to certain employees in 2020. The increase in operating expenses in 2020 was partially offset by a decrease in various other operational expenses, primarily employer contributions to the ProAssurance Savings Plan (see Note 17 of the Notes to Consolidated Financial Statements) and, to a lesser extent, travel-related costs as a result of the COVID-19 pandemic.
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
Interest Expense
Consolidated interest expense for the years ended December 31, 2020 and 2019 was comprised as follows:

	Year Ended December 31
($ in thousands)	2020	2019	Change
Senior Notes due 2023	$13,429	$13,429	$—	—%
Revolving Credit Agreement (including fees and amortization)	831	645	186	28.8%
Mortgage Loans (including amortization)*	812	1,438	(626)	(43.5%)
(Gain)/loss on interest rate cap	431	1,124	(693)	(61.7%)
Interest expense	$15,503	$16,636	$(1,133)	(6.8%)
* During 2019, we received nominal cash payments associated with our interest rate cap which were recorded as a reduction to interest expense associated with our Mortgage Loans.
Consolidated interest expense decreased during 2020 as compared to 2019 driven by the change in the fair value of our interest rate cap and lower interest expense on our Mortgage Loans. The interest rate cap is designated as an economic hedge of interest rate risk associated with our variable rate Mortgage Loans. Our Mortgage Loans accrue interest at three-month LIBOR plus 1.325%, and the decrease in interest expense during 2020 as compared to 2019 was primarily due to a decrease in the average three-month LIBOR. Interest expense on our Revolving Credit Agreement for the years ended December 31, 2020 and 2019 primarily reflected unused commitment fees as there were no outstanding borrowings during either period. See further discussion of our interest rate cap agreement in Note 2 and further discussion of our outstanding debt in Note 11 of the Notes to Consolidated Financial Statements.

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

	Year Ended December 31
(In thousands)	2020	2019
Corporate segment income tax expense (benefit)	$(41,300)	$(29,808)
Lloyd's Syndicates segment income tax expense (benefit)	(29)	—
Consolidated income tax expense (benefit)	$(41,329)	$(29,808)
Listed below are the primary factors affecting our consolidated effective tax rate in 2020 and 2019.

	Year Ended December 31
	2020		2019
($ in thousands)	Income tax (benefit) expense	Rate Impact	Income tax (benefit) expense	Rate Impact
Computed "expected" tax expense (benefit) at statutory rate	$(45,582)	21.0%	$(6,049)	21.0%
Tax-exempt income (1)	(976)	0.4%	(1,528)	5.3%
Tax credits	(17,876)	8.2%	(21,933)	76.1%
Non-U.S. operating results	(1,307)	0.6%	(1,447)	5.0%
Tax deficiency (excess tax benefit) on share-based compensation	457	(0.2%)	99	(0.3%)
Tax rate differential on loss carryback	(7,758)	3.6%	(3,400)	11.8%
Goodwill impairment (2)	31,413	(14.5%)	—	—%
Provision-to-return differences	1,217	(0.5%)	3,595	(12.4%)
Change in uncertain tax positions	(1,674)	0.8%	1,956	(6.8%)
State income taxes	(561)	0.3%	(376)	1.3%
Benefit from amended returns	—	—%	(550)	1.9%
Other	1,318	(0.7%)	(175)	0.6%
Total income tax expense (benefit)	$(41,329)	19.0%	$(29,808)	103.5%
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
Our effective tax rates for 2020 and 2019, as shown in the table above, resulted in an income tax benefit in both years and differs from the statutory federal income tax rate of 21% primarily due to the benefit recognized from the tax credits transferred to us from our tax credit partnership investments. Tax credits recognized in 2020 were $17.9 million as compared to $21.9 million for 2019. While projected tax credits for 2020 are less than 2019, they continue to have a significant impact on the effective tax rate for 2020. Additionally, our effective tax rates in both 2020 and 2019 were impacted by provision-to-return differences. For 2020, these differences primarily reflected the additional tax rate differential of 14% on the carryback of the 2019 NOL to the 2014 tax year which was lower than the previously estimated tax benefit. For 2019, these differences primarily reflected a lower amount of tax credits recognized for the 2018 tax year than the previously estimated tax benefit. Furthermore, our pre-tax loss in 2020 included a $161.1 million goodwill impairment recognized in relation to the Specialty P&C reporting unit during the third quarter of 2020. Of the $161.1 million goodwill impairment, $149.6 million was non-deductible for which no tax benefit was recognized, while the remaining $11.5 million was deductible for which a 21% tax benefit was recognized on the related tax amortization. Consequently, the total impact of the goodwill impairment on the effective tax rate in 2020 was approximately 14.5%. See further discussion on this goodwill impairment in Notes 1 and 6 of the Notes to Consolidated Financial Statements. Our effective tax rate for the year ended December 31, 2020 also includes the additional tax rate differential of 14% on the carryback of the 2020 and 2019 NOLs to the 2015 and 2014 tax years, respectively, as a result of changes made by the CARES Act to the NOL provisions of the tax law.

Results of Operations - Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
Other than as described below, there have been no other significant retrospective revisions in the presentation of the changes in the financial condition, results of operations and cash flows for the year ended December 31, 2019 as compared to the year ended December 31, 2018 as disclosed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of ProAssurance's December 31, 2019 report on Form 10-K.
Segment Results - Specialty Property & Casualty
As previously discussed, we reorganized our presentation of gross premiums written by component and related metrics during the second quarter of 2020 to better align with the current internal management reporting structure within the Specialty P&C segment. All below information has been recast to conform to the current period presentation.
Gross Premiums Written
Gross premiums written by component were as follows:

	Year Ended December 31
($ in thousands)	2019	2018	Change
Professional Liability
HCPL
Standard Physician(1)(10)
Twelve month term	$217,110	$222,849	$(5,739)	(2.6%)
Twenty-four month term	26,863	22,171	4,692	21.2%
Total Standard physician	243,973	245,020	(1,047)	(0.4%)
Specialty
Custom Physician(2)(10)	86,743	62,452	24,291	38.9%
Hospitals and Facilities(3)	47,454	46,415	1,039	2.2%
Senior Care(4)(10)	21,484	23,837	(2,353)	(9.9%)
Reinsurance (assumed)	11,805	11,524	281	2.4%
Loss portfolio transfers (retroactive)(5)	900	18,708	(17,808)	(95.2%)
Total Specialty	168,386	162,936	5,450	3.3%
Total HCPL	412,359	407,956	4,403	1.1%
Small Business Unit(6)	106,355	108,643	(2,288)	(2.1%)
Tail Coverages(5)(7)	21,724	25,579	(3,855)	(15.1%)
Total Professional Liability	540,438	542,178	(1,740)	(0.3%)
Medical Technology Liability(8)	35,128	34,528	600	1.7%
Other(9)	2,134	490	1,644	335.5%
Total	$577,700	$577,196	$504	0.1%
(1)Standard Physician premium was our greatest source of premium revenues in both 2019 and 2018 and is predominately comprised of twelve month term policies. The decrease in twelve month term policies in 2019 was driven by retention losses, partially offset by an increase in renewal pricing and, to a lesser extent, new business written. The lower retention in 2019 is largely attributable to our focus on underwriting discipline as we continue to emphasize careful risk selection, rate adequacy and a willingness to walk away from business that does not fit our goal of achieving a long-term underwriting profit. We anticipate a lower than average level of retention to persist as we continue to reevaluate certain books of business and set our rates to reflect our observations of higher severity trends. Renewal pricing increases in 2019 are reflective of our concern about increases in loss severity. We also offer twenty-four month term policies to our physician insureds in one selected jurisdiction. The increase in twenty-four month term policies in 2019 as compared to 2018 primarily reflected the normal cycle of renewals (policies subject to renewal in 2019 were previously written in 2017 rather than 2018.
(2)Custom Physician premium includes large complex physician groups, multi-state physician groups and non-standard physicians and is written primarily on an excess and surplus lines basis. The increase in premium in 2019 as compared to 2018 included timing differences of $5.6 million primarily related to the prior year renewal of certain policies. Excluding the effect of these timing differences, Custom Physician premium increased $18.7 million as compared to 2018. The remaining increase was primarily due new business written, including the addition of a $7.2 million policy, an increase in exposure related to three policies totaling $5.2 million and, to a lesser extent, renewal price increases. Renewal pricing increases during 2019 reflect the rising loss cost environment. The increase in premium in 2019 was partially offset by retention losses which reflects our focus on underwriting discipline as we continue to emphasize careful risk selection, rate adequacy and a willingness to walk away from business that does not fit our goal of achieving a long-term underwriting profit. We anticipate a lower than average level of retention to persist as we continue to reevaluate certain books of business and set our rates to reflect our observations of higher severity trends.
(3)Hospitals and Facilities premium (which includes hospitals, surgery centers and miscellaneous medical facilities) increased in 2019 as compared to 2018 primarily due new business written and renewal price increases, largely offset by retention losses. Renewal pricing increases in 2019 reflect rate increases and contract modifications that we believe are appropriate given the current loss environment. Retention losses in 2019 were driven by our decision not to renew certain products and, to a lesser extent, the loss of a $1.4 million policy due to price competition as a result of rate increases. As we continue to reevaluate certain books of business, we anticipate our retention to remain at a lower than historic level.
(4)Senior Care premium includes facilities specializing in long term residential care primarily for the elderly ranging from independent living through skilled nursing. Our Senior Care premium decreased in 2019 as compared to 2018 primarily due to retention losses, partially offset by new business written and, to a lesser extent, renewal pricing increases. Retention losses in 2019 were driven by our decision not to renew certain classes of Senior Care business based on our expectations of poor loss performance and, to a lesser extent, the loss of a $0.3 million policy as a result of rate increases. Renewal price increases in 2019 reflect rate increases where we believe appropriate given the loss environment in this space.
(5)We offer custom alternative risk solutions including loss portfolio transfers for healthcare entities that, most commonly, are exiting a line of business, changing an insurance approach or simply preferring to transfer risk. In the third quarter of 2019, we entered into a loss portfolio transfer with a regional hospital group which resulted in $0.9 million of retroactive premium written and fully earned in 2019. In the second quarter of 2018, we entered into a loss portfolio transfer with a large healthcare organization which resulted in $18.7 million of retroactive premium written and fully earned in 2018. See further discussion in footnote 7 that follows.
(6)Our Small Business Unit is primarily comprised of premium associated with podiatrists, legal professionals, dentists and chiropractors. Our Small Business Unit premium decreased in 2019 as compared to 2018 driven by retention losses, partially offset by an increase in renewal pricing and, to a lesser extent, new business written. The increase in renewal pricing was primarily the result of an increase in the rate charged for certain renewed policies in select states.
(7)We offer extended reporting endorsement or "tail" coverage to insureds who discontinue their claims-made coverage with us, and we also periodically offer tail coverage through custom policies. Tail coverage premiums are generally 100% earned in the period written because the policies insure only incidents that occurred in prior periods and are not cancellable. The amount of tail coverage premium written can vary significantly from period to period. The decrease in tail premiums in 2019 was driven by $7.9 million of tail coverage provided in connection with a loss portfolio transfer entered into during the second quarter of 2018, partially offset by $1.8 million of tail coverage provided in connection with a loss portfolio transfer entered into during the third quarter of 2019.
(8)Our Medical Technology Liability is marketed throughout the U.S.; coverage is typically offered on a primary basis, within specified limits, to manufacturers and distributors of medical technology and life sciences products including entities conducting human clinical trials. In addition to the previously listed factors that affect our premium volume, our medical technology liability premium is impacted by the sales volume of insureds. The increase in 2019 was primarily due to new business written and, to a lesser extent, an increase in renewal pricing, largely offset by retention losses. Renewal pricing increases primarily reflect increases in the sales volume and exposure of certain insureds. Retention losses in 2019 are primarily attributable to an increase in competition on terms and pricing.
(9)This component of gross premiums written includes all other product lines within our Specialty P&C segment. The increase during 2019 was due to a $1.5 million specialty contractual liability policy.

(10)Certain components of our gross premiums written include alternative market premiums. We currently cede either all or a portion of the alternative market premium, net of reinsurance, to three SPCs of our wholly owned Cayman Islands reinsurance subsidiaries, Inova Re and Eastern Re, which are reported in our Segregated Portfolio Cell Reinsurance segment. The portion not ceded to the SPCs is retained within our Specialty P&C segment.

	Year Ended December 31
($ in millions)	2019	2018	Change
Standard Physician	$1.4	$1.4	$—	—%
Custom Physician	0.2	0.2	—	—%
Senior Care	6.2	4.2	2.0	47.6%
Total	$7.8	$5.8	$2.0	34.5%
The increase in our alternative market Senior Care premium during 2019 was primarily due to new business written, including the addition of one large policy totaling $1.4 million. The remaining increase was attributable to multiple short-term policies written throughout 2018 that renewed on January 1, 2019 with twelve month terms.
The change in renewal pricing for our Specialty P&C segment, including by major component, was as follows:

Year Ended December 31
2019
Specialty P&C segment	6%
HCPL
Standard Physician(1)	8%
Specialty(1)	10%
Total HCPL	8%
Small Business Unit(1)	2%
Medical Technology Liability(1)	2%
(1) See Gross Premiums Written section for further explanation of changes in renewal pricing.
New business written by major component on a direct basis was as follows:

	Year Ended December 31
(In millions)	2019	2018
HCPL
Standard Physician	$9.2	$11.0
Specialty	25.0	28.0
Total HCPL	34.2	39.0
Small Business Unit	4.2	5.9
Medical Technology Liability	4.2	3.0
Total	$42.6	$47.9

Retention for our Specialty P&C segment, including by major component, was as follows:

	Year Ended December 31
	2019	2018
Specialty P&C segment	86%	89%
HCPL
Standard Physician(1)	87%	89%
Specialty(1)	70%	85%
Total HCPL	81%	88%
Small Business Unit	92%	90%
Medical Technology Liability	88%	87%
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
The following tables summarize estimated changes in the fair value of our available-for-sale fixed maturity securities for specific hypothetical changes in interest rates by asset class at December 31, 2020 and December 31, 2019. There are principally two factors that determine interest rates on a given security: changes in the level of yield curves and credit spreads. As different asset classes can be affected in different ways by movements in those two factors, we have separated our portfolio by asset class in the following tables.

	Interest Rate Shift in Basis Points
	December 31, 2020
($ in millions)	(200)	(100)	Current	100	200
Fair Value:
Fixed maturities, available-for-sale:
U.S. Treasury obligations	$113	$110	$107	$104	$102
U.S. Government-sponsored enterprise obligations	13	13	12	12	12
State and municipal bonds	361	347	333	320	308
Corporate debt	1,427	1,377	1,329	1,284	1,241
Asset-backed securities	704	690	677	659	639
Total fixed maturities, available-for-sale	$2,618	$2,537	$2,458	$2,379	$2,302

Duration:
Fixed maturities, available-for-sale:
U.S. Treasury obligations	2.65	2.60	2.56	2.51	2.46
U.S. Government-sponsored enterprise obligations	1.80	1.77	2.11	2.99	3.14
State and municipal bonds	4.07	4.01	3.96	3.91	3.88
Corporate debt	3.62	3.52	3.44	3.40	3.35
Asset-backed securities	2.29	2.23	2.34	2.86	3.21
Total fixed maturities, available-for-sale	3.27	3.19	3.16	3.28	3.34

	Interest Rate Shift in Basis Points
	December 31, 2019
($ in millions)	(200)	(100)	Current	100	200
Fair Value:
Fixed maturities, available-for-sale:
U.S. Treasury obligations	$117	$113	$111	$108	$105
U.S. Government-sponsored enterprise obligations	18	17	17	17	16
State and municipal bonds	320	308	296	285	274
Corporate debt	1,425	1,382	1,340	1,300	1,261
Asset-backed securities	548	537	525	511	497
Total fixed maturities, available-for-sale	$2,428	$2,357	$2,289	$2,221	$2,153

Duration:
Fixed maturities, available-for-sale:
U.S. Treasury obligations	2.78	2.71	2.64	2.58	2.52
U.S. Government-sponsored enterprise obligations	0.75	0.71	0.98	3.07	3.87
State and municipal bonds	3.91	3.84	3.82	3.89	3.93
Corporate debt	3.10	3.04	3.02	3.01	2.99
Asset-backed securities	2.12	2.21	2.46	2.73	2.87
Total fixed maturities, available-for-sale	2.95	2.92	2.96	3.04	3.07
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
At December 31, 2020, our fixed maturities portfolio includes fixed maturities classified as trading securities which do not have a significant amount of exposure to market interest rates or credit spreads.
Our cash and short-term investments at December 31, 2020 were carried at fair value which approximates their cost basis due to their short-term nature. Our cash and short-term investments lack significant interest rate sensitivity due to their short duration.
Debt
Our Mortgage Loans are exposed to interest rate risk as they accrue interest at three-month LIBOR plus 1.325%. However, a 1% change in LIBOR will not materially impact our annualized interest expense. Additionally, we have economically hedged the risk of a change in interest rates in excess of 1% on the Mortgage Loans through the purchase of an interest rate cap derivative instrument, which effectively caps our annual interest rate on the Mortgage Loans at a maximum of 3.675% (see Note 2 of the Notes to Consolidated Financial Statements for additional information). The fair value of the interest rate cap is not materially impacted by a 1% change in LIBOR; however, the carrying value of the interest rate cap is impacted by future expectations for LIBOR as well as estimations of volatility in the future yield curve.
Our Revolving Credit Agreement is exposed to interest rate risk as it is LIBOR based and a 1% change in LIBOR will impact annual interest expense only to the extent that there is an outstanding balance. For every $100 million drawn on our Revolving Credit Agreement, a 1% change in interest rates will change our annual interest expense by $1 million. Any outstanding balances on the Revolving Credit Agreement can be repaid on each maturity date, which has typically ranged from one to three months. As of December 31, 2020, no borrowings were outstanding under our Revolving Credit Agreement.

Credit Risk
We have exposure to credit risk primarily as a holder of fixed income securities. We control this exposure by emphasizing investment grade credit quality in the fixed income securities we purchase.
As of December 31, 2020, 94% of our fixed maturity securities were rated investment grade as determined by NRSROs, such as Fitch, Moody’s and Standard & Poor’s. We believe that this concentration in investment grade securities reduces our exposure to credit risk on our fixed income investments to an acceptable level. However, investment grade securities, in spite of their rating, can rapidly deteriorate and result in significant losses. Ratings published by the NRSROs are one of the tools used to evaluate the creditworthiness of our securities. The ratings reflect the subjective opinion of the rating agencies as to the creditworthiness of the securities; therefore, we may be subject to additional credit exposure should the ratings prove to be unreliable.
We also have exposure to credit risk related to our premiums receivable and receivables from reinsurers; however, to-date we have not experienced any significant amount of credit losses. At December 31, 2020, our premiums receivable was approximately $201 million, net of an allowance for expected credit losses of approximately $6 million. See Note 1 of the Notes to Consolidated Financial Statements for further information on our allowance for expected credit losses related to our premiums receivable. Our receivables from reinsurers (with regard to both paid and unpaid losses) approximated $399 million at December 31, 2020 and $403 million at December 31, 2019. We monitor the credit risk associated with our reinsurers using publicly available financial and rating agency data. We have not historically experienced material credit losses due to the financial condition of a reinsurer, and as of December 31, 2020 our expected credit losses associated with our receivables from reinsurers were nominal in amount. During the year ended December 31, 2020, we have received and granted requests for premium relief for certain insureds that have been adversely impacted by the recent COVID-19 pandemic in the form of either premium credits or premium deferrals. These efforts, along with the recent economic disruptions caused by COVID-19, may result in future increases in our allowance for expected credit losses associated with our premiums and reinsurance receivables.
Equity Price Risk
At December 31, 2020, the fair value of our equity investments, excluding our equity investments in bond investment funds as discussed in the following paragraph, was $38 million. These equity securities are subject to equity price risk, which is defined as the potential for loss in fair value due to a decline in equity prices. Disruptions in global financial markets related to COVID-19 have resulted in volatility in the fair value of our equity securities during 2020. We cannot predict the level of market disruption and subsequent declines in fair value that may occur should the COVID-19 pandemic and its related macro-economic impacts continue for an extended period of time. The weighted average beta of this group of securities was 1.15. Beta measures the price sensitivity of an equity security or group of equity securities to a change in the broader equity market, in this case the S&P 500 Index. If the value of the S&P 500 Index increased by 10%, the fair value of these securities would be expected to increase by 11.5% to $42 million. Conversely, a 10% decrease in the S&P 500 Index would imply a decrease of 11.5% in the fair value of these securities to $34 million. The selected hypothetical changes of plus or minus 10% do not reflect what could be considered the best or worst case scenarios and are used for illustrative purposes only.
Our equity investments include equity investments in certain bond investment funds which are not subject to significant equity price risk, and thus we have excluded these investments from the above analysis.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Not Applicable.
ITEM 9A. CONTROLS AND PROCEDURES.
Disclosure Controls
Under the supervision and with the participation of management, including the principal executive and principal financial officers, the Company has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2020. Based on that evaluation, the principal executive and principal financial officers have concluded that these controls and procedures are effective.
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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the framework in Internal Control–Integrated Framework issued by the COSO (2013 Framework). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2020 and that there was no change in the Company's internal controls during the fiscal year then ended that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
Ernst & Young LLP, an independent registered public accounting firm, has audited the effectiveness of our internal controls over financial reporting as of December 31, 2020 as stated in their report which is included elsewhere herein.
ITEM 9B. OTHER INFORMATION
None.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of ProAssurance Corporation
Opinion on Internal Control Over Financial Reporting
We have audited ProAssurance Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, ProAssurance Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2020 and 2019, the related consolidated statements of income and comprehensive income, changes in capital and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedules listed in the Index at Item 15(c) (collectively referred to as the “financial statements”) of the Company and our report dated February 26, 2021, expressed an unqualified opinion thereon.
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
February 26, 2021

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT.
The information required by this Item regarding executive officers is included in Part I of the Form 10-K in accordance with Instruction 3 of the Instructions to Paragraph (b) of Item 401 of Regulation S-K.
The information required by this Item regarding directors is incorporated by reference pursuant to General Instruction G (3) of Form 10-K from ProAssurance’s definitive proxy statement for the 2021 Annual Meeting of its Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or about April 9, 2021.
ITEM 11. EXECUTIVE COMPENSATION.
The information required by this Item is incorporated by reference pursuant to General Instruction G (3) of Form 10-K from ProAssurance’s definitive proxy statement for the 2021 Annual Meeting of its Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or about April 9, 2021.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this Item is incorporated by reference pursuant to General Instruction G (3) of Form 10-K from ProAssurance’s definitive proxy statement for the 2021 Annual Meeting of its Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or about April 9, 2021.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this Item is incorporated by reference pursuant to General Instruction G (3) of Form 10-K from ProAssurance’s definitive proxy statement for the 2021 Annual Meeting of its Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or about April 9, 2021.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this Item is incorporated by reference pursuant to General Instruction G (3) of Form 10-K from ProAssurance’s definitive proxy statement for the 2021 Annual Meeting of its Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or about April 9, 2021.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)Financial Statements. The following consolidated financial statements of ProAssurance Corporation and subsidiaries are included herein in accordance with Item 8 of Part II of this report.
Report of Registered Public Accounting Firm
Consolidated Balance Sheets – December 31, 2020 and 2019
Consolidated Statements of Changes in Capital – years ended December 31, 2020, 2019 and 2018
Consolidated Statements of Income and Comprehensive Income – years ended December 31, 2020, 2019 and 2018
Consolidated Statements of Cash Flows – years ended December 31, 2020, 2019 and 2018
Notes to Consolidated Financial Statements
(b)The exhibits required to be filed by Item 15(b) are listed herein in the Exhibit Index.
(c)Financial Statement Schedules. The following consolidated financial statement schedules of ProAssurance Corporation and subsidiaries are included herein in accordance with Rule 14a-3(b):
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

SIGNATURES
Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this the 26th day of February 2021.

PROASSURANCE CORPORATION

By:	/S/ EDWARD L. RAND, JR.
Edward L. Rand, Jr.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ EDWARD L. RAND, JR.	President and Chief Executive Officer	February 26, 2021
Edward L. Rand, Jr.	(Principal Executive Officer)

/S/ DANA S. HENDRICKS	Chief Financial Officer	February 26, 2021
Dana S. Hendricks	(Principal Financial and Accounting Officer)

/S/ SAMUEL A. DI PIAZZA, JR.	Director	February 26, 2021
Samuel A. Di Piazza, Jr.

/S/ ROBERT E. FLOWERS, M.D.	Director	February 26, 2021
Robert E. Flowers, M.D.

/S/ M. JAMES GORRIE	Director	February 26, 2021
M. James Gorrie

/S/ BRUCE D. ANGIOLILLO, J.D.	Director	February 26, 2021
Bruce D. Angiolillo, J.D.

/S/ MAYE HEAD FREI	Director	February 26, 2021
Maye Head Frei

/S/ KATISHA T. VANCE, M.D.	Director	February 26, 2021
Katisha T. Vance, M.D.

/S/ FRANK A. SPINOSA, D.P.M.	Director	February 26, 2021
Frank A. Spinosa, D.P.M.

/S/ ZIAD R. HAYDAR, M.D.	Director	February 26, 2021
Ziad R. Haydar, M.D.

/S/ THOMAS A.S. WILSON, JR., M.D.	Director	February 26, 2021
Thomas A. S. Wilson, Jr., M.D.

/S/ KEDRICK D. ADKINS, JR.	Director	February 26, 2021
Kedrick D. Adkins, Jr.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of ProAssurance Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of ProAssurance Corporation and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in capital and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedules listed in the Index at Item 15(c) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2021, expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of reserve for losses and loss adjustment expenses
Description of the Matter
At December 31, 2020, the Company’s gross reserve for losses and loss adjustment expenses was $2.4 billion. As explained in Notes 1 and 8 to the financial statements, the reserve for losses and loss adjustment expenses represents the estimated ultimate costs of all reported and unreported losses and loss adjustment expenses incurred and unpaid as of the reporting date. The reserve for losses and loss adjustment expenses is determined based on individual claims and payments thereon as well as actuarially determined estimates of ultimate losses. The Company updates the data underlying the estimation of the reserve for losses each reporting period and adjusts loss estimation assumptions that best reflect emerging data. Both internal and consulting actuaries perform an in-depth review of the reserve for losses on at least a semi-annual basis using the Company’s loss and exposure data. The actuarial process is highly judgmental, both as to the selection of the various actuarial methodologies, and the significant assumptions within those methodologies, which are based on historical paid and incurred development trends, and in the interpretation of the output of the various methods used.

Auditing management’s reserve for losses and loss adjustment expenses required the involvement of our actuarial specialists and was complex and highly judgmental due to sensitivity of the significant assumptions which have a significant impact on the valuation of the reserve for losses and loss adjustment expenses.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested controls that address the risks of material misstatement related to the valuation of the reserve for losses and loss adjustment expenses. This included testing management’s controls over the review and approval processes that management has in place for the methods and significant assumptions used in estimating the reserve.

To test the reserve for losses and loss adjustment expenses, we performed audit procedures that included, among others, evaluating, with the assistance of our actuarial specialists, the Company’s selection of methods against those used in prior periods and used in the industry for similar types of insurance. We evaluated assumptions, based on historical paid and incurred loss development trends, relative to the Company’s historical experience and to the extent required compared to industry experience. We involved our actuarial specialists to independently calculate a range of reasonable losses and loss adjustment expense reserve estimates and compared this range to the Company’s recorded reserve for losses and loss adjustment expense. We also performed a review of the development of prior years’ reserve estimates.

/s/ Ernst & Young, LLP

We have served as the Company's auditor since 1977.
Birmingham, Alabama
February 26, 2021

ProAssurance Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share data)

	December 31, 2020	December 31, 2019
Assets
Investments
Fixed maturities, available-for-sale, at fair value (amortized cost, $2,361,575 and $2,241,304, respectively; allowance for expected credit losses, $552 as of current period end)	$2,457,531	$2,288,785
Fixed maturities, trading, at fair value (cost, $47,907 and $46,772, respectively)	48,456	47,284
Equity investments, at fair value (cost, $113,709 and $227,873, respectively)	120,101	250,552
Short-term investments	337,813	339,907
Business owned life insurance	67,847	66,112
Investment in unconsolidated subsidiaries	310,529	358,820
Other investments (at fair value, $44,116 and $36,018, respectively, otherwise at cost or amortized cost)	47,068	38,949
Total Investments	3,389,345	3,390,409
Cash and cash equivalents	215,782	175,369
Premiums receivable, net	201,395	249,540
Receivable from reinsurers on paid losses and loss adjustment expenses	14,370	12,739
Receivable from reinsurers on unpaid losses and loss adjustment expenses	385,087	390,708
Prepaid reinsurance premiums	35,885	42,796
Deferred policy acquisition costs	47,196	55,567
Deferred tax asset, net	57,105	44,387
Real estate, net	30,529	30,410
Operating lease ROU assets	19,013	21,074
Intangible assets, net	65,720	70,757
Goodwill	49,610	210,725
Other assets	143,766	111,118
Total Assets	$4,654,803	$4,805,599
Liabilities and Shareholders' Equity
Liabilities
Policy liabilities and accruals
Reserve for losses and loss adjustment expenses	$2,417,179	$2,346,526
Unearned premiums	361,547	413,086
Reinsurance premiums payable	39,998	52,946
Total Policy Liabilities	2,818,725	2,812,558
Operating lease liabilities	20,116	22,051
Other liabilities	182,039	173,256
Debt less unamortized debt issuance costs	284,713	285,821
Total Liabilities	3,305,593	3,293,686
Shareholders' Equity
Common shares (par value $0.01 per share, 100,000,000 shares authorized, 63,217,708 and 63,117,235 shares issued, respectively)	632	631
Additional paid-in capital	388,150	384,551
Accumulated other comprehensive income (loss) (net of deferred tax expense (benefit) of $19,386 and $9,795, respectively)	75,227	36,955
Retained earnings	1,301,163	1,505,738
Treasury shares, at cost (9,325,180 shares as of each respective period end)	(415,962)	(415,962)
Total Shareholders' Equity	1,349,210	1,511,913
Total Liabilities and Shareholders' Equity	$4,654,803	$4,805,599
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Consolidated Statements of Changes in Capital
(In thousands)

	ProAssurance Shareholders' Equity
	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance at January 1, 2018	$628	$383,077	$14,911	$1,614,186	$(418,007)	$1,594,795
Cumulative-effect adjustment- ASU 2016-01 adoption	—	—	—	8,334	—	8,334
Cumulative-effect adjustment- ASU 2018-02 adoption	—	—	3,416	(3,416)	—	—
Common shares issued for compensation and effect of shares reissued to stock purchase plan	—	314	—	—	730	1,044
Share-based compensation	—	5,258	—	—	—	5,258
Net effect of restricted and performance shares issued	2	(3,936)	—	—	—	(3,934)
Dividends to shareholders	—	—	—	(94,314)	—	(94,314)
Other comprehensive income (loss)	—	—	(35,238)	—	—	(35,238)
Net income	—	—	—	47,057	—	47,057
Balance at December 31, 2018	630	384,713	(16,911)	1,571,847	(417,277)	1,523,002
Cumulative-effect adjustment- ASU 2018-07 adoption	—	—	—	(444)	—	(444)
Common shares issued for compensation and effect of shares reissued to stock purchase plan	—	(965)	—	—	1,315	350
Share-based compensation	—	3,512	—	—	—	3,512
Net effect of restricted and performance shares issued	1	(2,709)	—	—	—	(2,708)
Dividends to shareholders	—	—	—	(66,669)	—	(66,669)
Other comprehensive income (loss)	—	—	53,866	—	—	53,866
Net income	—	—	—	1,004	—	1,004
Balance at December 31, 2019	631	384,551	36,955	1,505,738	(415,962)	1,511,913
Cumulative-effect adjustment- ASU 2016-13 adoption*	—	—	—	(4,076)	—	(4,076)
Common shares issued for compensation and effect of shares reissued to stock purchase plan	—	691	—	—	—	691
Share-based compensation	—	3,845	—	—	—	3,845
Net effect of restricted and performance shares issued	1	(937)	—	—	—	(936)
Dividends to shareholders	—	—	—	(24,772)	—	(24,772)
Other comprehensive income (loss)	—	—	38,272	—	—	38,272
Net income (loss)	—	—	—	(175,727)	—	(175,727)
Balance at December 31, 2020	$632	$388,150	$75,227	$1,301,163	$(415,962)	$1,349,210
* See Note 1 of the Notes to Consolidated Financial Statements for discussion of accounting guidance adopted during the year.
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Consolidated Statements of Income and Comprehensive Income
(In thousands, except per share data)

	Year Ended December 31
	2020	2019	2018
Revenues
Net premiums earned	$792,715	$847,532	$818,853
Net investment income	71,998	93,269	91,884
Equity in earnings (loss) of unconsolidated subsidiaries	(11,921)	(10,061)	8,948
Net realized investment gains (losses):
Impairment losses	(1,745)	(978)	(490)
Portion of impairment losses recognized in other comprehensive income (loss) before taxes	237	227	—
Net impairment losses recognized in earnings	(1,508)	(751)	(490)
Other net realized investment gains (losses)	17,186	60,625	(42,998)
Total net realized investment gains (losses)	15,678	59,874	(43,488)
Other income	6,470	9,220	9,833
Total revenues	874,940	999,834	886,030
Expenses
Net losses and loss adjustment expenses	661,447	753,915	593,210
Underwriting, policy acquisition and operating expenses:
Operating expense	127,316	137,119	133,689
DPAC amortization	110,565	115,330	104,501
SPC U.S. federal income tax expense	1,746	1,059	366
SPC dividend expense (income)	14,304	4,579	9,122
Interest expense	15,503	16,636	16,117
Goodwill impairment	161,115	—	—
Total expenses	1,091,996	1,028,638	857,005
Income (loss) before income taxes	(217,056)	(28,804)	29,025
Provision for income taxes:
Current expense (benefit)	(20,181)	(1,165)	(6,208)
Deferred expense (benefit)	(21,148)	(28,643)	(11,824)
Total income tax expense (benefit)	(41,329)	(29,808)	(18,032)
Net income (loss)	(175,727)	1,004	47,057
Other comprehensive income (loss), after tax, net of reclassification adjustments	38,272	53,866	(35,238)
Comprehensive income (loss)	$(137,455)	$54,870	$11,819
Earnings (loss) per share
Basic	$(3.26)	$0.02	$0.88
Diluted	$(3.26)	$0.02	$0.88
Weighted average number of common shares outstanding:
Basic	53,863	53,740	53,598
Diluted	53,906	53,841	53,749
Cash dividends declared per common share	$0.46	$1.24	$1.74
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31
	2020	2019	2018
Operating Activities
Net income (loss)	$(175,727)	$1,004	$47,057
Adjustments to reconcile income (loss) to net cash provided by operating activities:
Goodwill impairment	161,115	—	—
Depreciation and amortization, net of accretion	21,375	18,665	21,255
(Increase) decrease in cash surrender value of BOLI	(1,735)	(2,016)	(1,983)
Net realized investment (gains) losses	(15,678)	(59,874)	43,488
Share-based compensation	3,840	3,527	5,321
Deferred income tax expense (benefit)	(21,148)	(28,643)	(11,824)
Policy acquisition costs, net of amortization (net deferral)	8,371	(1,451)	(3,855)
Equity in (earnings) loss of unconsolidated subsidiaries	11,921	10,061	(8,948)
Distributed earnings from unconsolidated subsidiaries	36,672	25,849	31,219
Other	2,409	2,175	1,168
Other changes in assets and liabilities:
Premiums receivable	42,985	11,926	(23,381)
Reinsurance related assets and liabilities	(2,047)	(52,902)	4,697
Other assets	(13,721)	(13,481)	(4,206)
Reserve for losses and loss adjustment expenses	70,653	226,679	71,466
Unearned premiums	(51,539)	(2,125)	16,327
Other liabilities	14,597	8,772	(10,536)
Net cash provided (used) by operating activities	92,343	148,166	177,265
Investing Activities
Purchases of:
Fixed maturities, available-for-sale	(917,037)	(695,552)	(780,698)
Equity investments	(69,406)	(116,092)	(203,157)
Other investments	(35,616)	(28,851)	(32,153)
Funding of qualified affordable housing project tax credit partnerships	(1,583)	(357)	—
Investment in unconsolidated subsidiaries	(40,093)	(69,411)	(78,141)
Proceeds from sales or maturities of:
Fixed maturities, available-for-sale	801,580	568,572	914,021
Equity investments	196,762	359,727	210,481
Other investments	35,524	29,017	29,815
Net sales or (purchases) of fixed maturities, trading	(383)	(8,254)	(38,544)
Return of invested capital from unconsolidated subsidiaries	40,068	42,478	84,534
Net sales or maturities (purchases) of short-term investments	2,361	(30,718)	123,886
Unsettled security transactions, net change	(11,173)	(6,455)	(4,022)
Purchases of capital assets	(7,478)	(9,586)	(9,636)
Repayments (advances) under Syndicate Credit Agreement	—	16,009	(184)
Other	(2,010)	(5)	(1,305)
Net cash provided (used) by investing activities	(8,484)	50,522	214,897
Continued on the following page.

	Year Ended December 31
	2020	2019	2018
Continued from the previous page.
Financing Activities
Repayments under Revolving Credit Agreement	—	—	(123,000)
Repayments of Mortgage Loans	(1,502)	(1,447)	(1,396)
Dividends to shareholders	(38,664)	(93,204)	(316,476)
Capital contribution received from (return of capital to) external segregated portfolio cell participants	(2,345)	(5,024)	(1,005)
Other	(935)	(4,115)	(4,309)
Net cash provided (used) by financing activities	(43,446)	(103,790)	(446,186)
Increase (decrease) in cash and cash equivalents	40,413	94,898	(54,024)
Cash and cash equivalents at beginning of period	175,369	80,471	134,495
Cash and cash equivalents at end of period	$215,782	$175,369	$80,471

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for income taxes, net of refunds	$(8,832)	$2,748	$5,726
Cash paid during the year for interest	$14,712	$14,294	$16,165

Significant Non-Cash Transactions
Operating ROU assets obtained in exchange for operating lease liabilities	$1,351	$5,436	$—
Dividends declared and not yet paid	$2,694	$16,676	$43,446
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020

1. Accounting Policies
Organization and Nature of Business
ProAssurance Corporation (ProAssurance, PRA or the Company), a Delaware corporation, is an insurance holding company primarily for wholly owned specialty property and casualty and workers' compensation insurance entities including an entity that provides capital to Syndicate 1729 and Syndicate 6131 at Lloyd's. Risks insured are primarily liability risks located within the U.S.
ProAssurance operates in five reportable segments as follows: Specialty P&C, Workers' Compensation Insurance, Segregated Portfolio Cell Reinsurance, Lloyd's Syndicates and Corporate. For more information on the Company's segment reporting, including the nature of products and services provided and financial information by segment, refer to Note 16.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of ProAssurance Corporation and its wholly owned subsidiaries. Investments in entities where ProAssurance holds a greater than minor interest but does not hold a controlling interest are accounted for using the equity method. All significant intercompany accounts and transactions are eliminated in consolidation. ProAssurance subsidiaries located in the U.K. are normally reported on a quarter lag due to timing issues regarding the availability of information, except when information is available that is material to the current period. Furthermore, investment results associated with ProAssurance's FAL investments and certain U.S. paid administrative expenses are reported concurrently as that information is available on an earlier time frame.
Reclassifications
In ProAssurance's December 31, 2019 and 2018 reports on Form 10-K, underwriting, policy acquisition and operating expenses for the years ended December 31, 2019 and 2018 included a provision for U.S. federal income taxes of $1.1 million and $0.4 million, respectively, for SPCs at Inova Re reported in the Company's Segregated Portfolio Cell Reinsurance segment that elected to be taxed as U.S. taxpayers. Beginning in 2020, this tax provision is now presented as a separate line item on the Consolidated Statements of Income and Comprehensive Income as SPC U.S. federal income tax expense. To conform to the current year presentation, ProAssurance has recast underwriting, policy acquisition and operating expenses for the years ended December 31, 2019 and 2018 on the Consolidated Statements of Income and Comprehensive Income as well as in the financial results by segment in Note 16.
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

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020
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
ProAssurance's premiums receivable on its Consolidated Balance Sheet as of December 31, 2020 and 2019 is reported net of the related allowance for expected credit losses of $6.1 million and $1.6 million, respectively. The following tables present a roll forward of the allowance for expected credit losses related to the Company's premiums receivable for the year ended December 31, 2020.

(In thousands)	Premiums Receivable, Net	Allowance for Expected Credit Losses
Balance, December 31, 2019	$249,540	$1,590
Cumulative-effect adjustment on January 1, 2020, before tax - ASU 2016-13 adoption		5,160
Provision for expected credit losses		827
Write offs charged against the allowance		(2,019)
Recoveries of amounts previously written off		573
Balance, December 31, 2020	$201,395	$6,131
ProAssurance's expected credit losses associated with its reinsurance receivables (related to both paid and unpaid losses) were nominal in amount as of December 31, 2020. ProAssurance has other financial assets and off-balance-sheet commitments that are exposed to credit losses; however, expected credit losses associated with these assets and commitments were nominal in amount as of December 31, 2020.
Earned But Unbilled Premiums
Workers’ compensation premiums are determined based upon the payroll of the insured, the applicable premium rates and an experience-based modification factor, where applicable. An audit of the policyholders’ records is conducted after policy expiration to make a final determination of applicable premiums. Audit premium due from or due to a policyholder as a result of an audit is reflected in net premiums written and earned when billed. ProAssurance tracks, by policy, the amount of additional premium billed in final audit invoices as a percentage of payroll exposure and uses this information to estimate the

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020
probable additional amount of EBUB as of the balance sheet date. Changes to the EBUB estimate are included in net premiums written and earned in the period recognized. As of December 31, 2020 and 2019, ProAssurance carried EBUB of $3.0 million and $4.3 million, respectively, as a part of premiums receivable. As a result of the economic impact of COVID-19, the Company expects future reductions in payroll exposure related to in-force policies that could result in a significant decrease in audit premium and our EBUB estimate. ProAssurance will continue to monitor and adjust the estimate, if necessary, based on changes in insured payrolls and economic conditions, as experience develops or new information becomes known; however, the length and magnitude of such changes depends on future developments, which are highly uncertain and cannot be predicted.
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
 Management establishes the reserve for losses after taking into consideration a variety of factors including premium rates, historical paid and incurred loss development trends, and management's evaluation of the current loss environment including frequency, severity, the expected effect of inflation, general economic and social trends, and the legal and political environment. Management also takes into consideration the conclusions reached by internal and consulting actuaries. Management updates and reviews the data underlying the estimation of the reserve for losses each reporting period and makes adjustments to loss estimation assumptions that best reflect emerging data. Both internal and consulting actuaries perform an in-depth review of the reserve for losses on at least a semi-annual basis using the loss and exposure data of ProAssurance's subsidiaries. Consulting actuaries provide reports to management regarding the adequacy of reserves.
Estimating casualty insurance reserves, and particularly long-tailed insurance reserves, is a complex process. Long-tailed insurance is characterized by the extended period of time typically required both to assess the viability of a claim and potential damages, if any, and to reach a resolution of the claim. For a high proportion of the risks insured or reinsured by ProAssurance, the period of time required to resolve a claim is often five years or more, and claims may be subject to litigation. Estimating losses for these long-tailed claims requires ProAssurance to make and revise judgments and assessments regarding multiple uncertainties over an extended period of time. As a result, reserve estimates may vary significantly from the eventual outcome. Reserve estimates and the assumptions on which these estimates are predicated are regularly reviewed and updated as new information becomes available. Any adjustments necessary are reflected in current operations. Due to the size of ProAssurance’s reserve for losses, even a small percentage adjustment to these estimates could have a material effect on earnings in the period in which the adjustment is made, as was the case in 2020, 2019 and 2018.
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
These estimates are based upon management’s estimates of ultimate losses and the portion of those losses that are allocable to reinsurers under the terms of the related reinsurance agreements. Given the uncertainty of the ultimate amounts of losses, these estimates may vary significantly from the ultimate outcome. Management regularly reviews these estimates and any adjustments necessary are reflected in the period in which the estimate is changed. Due to the size of the receivable from

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020
reinsurers, an adjustment to these estimates could have a material effect on ProAssurance's results of operations for the period in which the adjustment is made.
Reinsurance contracts do not relieve ProAssurance from its obligations to policyholders. ProAssurance continually monitors its reinsurers to minimize its exposure to significant credit losses from reinsurer insolvencies (see previous discussion under the heading "Credit Losses"). Any amount determined to be uncollectible is written off in the period in which the uncollectible amount is identified. See Note 4 for further information.
Retroactive Insurance Contracts
In certain instances, ProAssurance’s insurance contracts cover losses both on a prospective basis and retroactive basis, and accordingly, ProAssurance bifurcates the prospective and retroactive provisions of these contracts and accounts for each component separately, where practicable.
Under the retroactive provisions of a contract, all premiums received and losses assumed are recognized immediately in earnings at the inception of the contract as all of the underlying loss events occurred in the past. If the estimated losses assumed differ from the premium received related to the retroactive provision of a contract, the resulting difference is deferred and recognized over the estimated claim payment period with the periodic amortization reflected in earnings as a component of net losses and LAE. Deferred gains are included as a component of the reserve for losses and LAE, and deferred losses are included as a component of other assets on the Consolidated Balance Sheet. Subsequent changes to the estimated timing or amount of future loss payments in relation to the losses assumed under retroactive provisions also produce changes in deferred balances. Changes in such estimates are applied retrospectively, and the resulting changes in deferred balances, together with periodic amortization, are included in earnings in the period of change.
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
Deferred Policy Acquisition Costs; Ceding Commission Income
Costs that vary with and are directly related to the successful production of new and renewal premiums (primarily premium taxes, commissions and underwriting salaries) are deferred to the extent they are recoverable against unearned premiums and are amortized as related premiums are earned. Unearned ceding commission income is reported as an offset to DPAC, and ceding commission earned is reported as an offset to DPAC amortization.
ProAssurance evaluates the recoverability of DPAC typically at the segment level each reporting period, or in a manner that is consistent with the way the Company manages its business. Any amounts estimated to be unrecoverable are charged to expense in the current period. As part of the evaluation of the recoverability of DPAC, ProAssurance also evaluates unearned premium for premium deficiencies. A premium deficiency is recognized if the sum of anticipated losses and loss adjustment expenses, unamortized DPAC and maintenance costs, net of anticipated investment income, exceeds the related unearned premium. If a premium deficiency is identified, the associated DPAC is written off, and a PDR is recorded for the excess deficiency as a component of net losses and loss adjustment expenses in the Consolidated Statement of Income and Comprehensive Income and as a component of the reserve for losses on the Consolidated Balance Sheet.
Investments
Recurring Fair Value Measurements
Fair values of investment securities are primarily provided by independent pricing services. The pricing services provide an exchange-traded price, if available, or provide an estimated price determined using multiple observable inputs, including exchange-traded prices for similar assets. Management reviews valuations of securities obtained from the pricing services for accuracy based upon the specifics of the security, including class, maturity, credit rating, durations, collateral and comparable markets for similar securities. Multiple observable inputs are not available for certain of the Company's investments, including corporate debt not actively traded, certain asset-backed securities and investments in LPs/LLCs. Management values the

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020
corporate debt not actively traded and the other asset-backed securities either using dealer quotes for similar securities or discounted cash flow models using yields currently available for similar securities. Management values certain investment funds, primarily LPs/LLCs, based on the NAV of the interest held, as provided by the fund.
Nonrecurring Fair Value Measurements
Management measures the fair value of certain assets on a nonrecurring basis when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. These assets include investments carried principally at cost, investments in tax credit partnerships, fixed assets, goodwill and other intangible assets. These assets would also include any equity method investments that do not provide a NAV.
Fixed Maturities
Fixed maturities are considered as either available-for-sale or trading securities.
Available-for-sale securities are carried at fair value, determined as described above and in Note 2. Exclusive of impairment losses, discussed in a separate section that follows, unrealized holding gains and losses on available-for-sale securities are included, net of related tax effects, as a component of OCI in the Consolidated Statement of Income and Comprehensive Income during the period of change and as a component AOCI in shareholders' equity on the Consolidated Balance Sheet.
Investment income includes amortization of premium and accretion of discount related to available-for-sale debt securities acquired at other than par value. Debt securities and mandatorily redeemable preferred stock with maturities beyond one year when purchased are classified as fixed maturities.
Trading securities are carried at fair value, determined as described above, with the unrealized holding gains and losses included as a component of net realized investment gains (losses) in the Consolidated Statement of Income and Comprehensive Income during the period of change.
Equity Investments
Equity investments are carried at fair value, as described above, with the holding gains and losses included as a component of net realized investment gains (losses) in the Consolidated Statement of Income and Comprehensive Income during the period of change. Equity investments are primarily comprised of stocks, bond funds and investment funds.
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
Investment in Unconsolidated Subsidiaries
Equity investments, primarily investments in LPs/LLCs, where ProAssurance is deemed to have influence because it holds a greater than a minor interest are accounted for using the equity method. Under the equity method, the recorded basis of the investment is adjusted each period for the investor’s pro rata share of the investee’s income or loss. Investments in unconsolidated subsidiaries include tax credit partnerships accounted for using the equity method, whereby ProAssurance’s proportionate share of income or loss is included in equity in earnings (loss) of unconsolidated subsidiaries. Tax credits received from the partnerships are recognized in the period received in the Consolidated Statement of Income and Comprehensive Income as either a reduction to current tax expense or as a component of deferred tax expense if they cannot be utilized in the period received.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020
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
Impairments
ProAssurance evaluates its available-for-sale investment securities, which at December 31, 2020 and 2019 consisted entirely of fixed maturity securities, on at least a quarterly basis for the purpose of determining whether declines in fair value below recorded cost basis represent a credit loss. The Company considers a credit loss to have occurred:
•if there is intent to sell the security;
•if it is more likely than not that the security will be required to be sold before full recovery of its amortized cost basis; or
•if the entire amortized basis of the security is not expected to be recovered.
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
The estimate of expected cash flows is determined by projecting a recovery value and a recovery time frame and assessing whether further principal and interest will be received. ProAssurance considers various factors in projecting recovery values and recovery time frames, including the following:
•third-party research and credit rating reports;
•the current credit standing of the issuer, including credit rating downgrades, whether before or after the balance sheet date;
•the extent to which the decline in fair value is attributable to credit risk specifically associated with the security or its issuer;
•internal assessments and the assessments of external portfolio managers regarding specific circumstances surrounding an investment, which indicate the investment is more or less likely to recover its amortized cost than other investments with a similar structure;
•for asset-backed securities, the origination date of the underlying loans, the remaining average life, the probability that credit performance of the underlying loans will deteriorate in the future and ProAssurance's assessment of the quality of the collateral underlying the loan;
•failure of the issuer of the security to make scheduled interest or principal payments;
•any changes to the rating of the security by a rating agency;
•recoveries or additional declines in fair value subsequent to the balance sheet date;
•adverse legal or regulatory events;
•significant deterioration in the market environment that may affect the value of collateral (e.g. decline in real estate prices);
•significant deterioration in economic conditions; and
•disruption in the business model resulting from changes in technology or new entrants to the industry.
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

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020
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
Derivatives
ProAssurance records derivative instruments at fair value in the Consolidated Balance Sheets. ProAssurance accounts for the changes in fair value of derivatives depending on whether the derivative is designated as a hedging instrument and if so, the type of hedging relationship. For derivative instruments not designated as hedging instruments, ProAssurance recognizes the change in fair value of the derivative in earnings during the period of change. As of December 31, 2020, ProAssurance has not designated any derivative instruments as hedging instruments and does not use derivative instruments for trading purposes.
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
ProAssurance evaluates tax positions taken on tax returns and recognizes positions in the financial statements when it is more likely than not that the position will be sustained upon resolution with a taxing authority. If recognized, the benefit is measured as the largest amount of benefit that has a greater than fifty percent probability of being realized. Uncertain tax positions are reviewed each period by considering changes in facts and circumstances, such as changes in tax law, interactions with taxing authorities and developments in case law, and adjustments would be made if considered necessary. Adjustments to unrecognized tax benefits may affect income tax expense, and the settlement of uncertain tax positions may require the use of cash. Other than differences related to timing, no significant adjustments were considered necessary during the years ended December 31, 2020 or 2019.
Deferred federal income taxes arise from the recognition of temporary differences between the basis of assets and liabilities determined for financial reporting purposes and the basis determined for income tax purposes. ProAssurance’s temporary differences principally relate to loss reserves, unearned and advanced premiums, DPAC, compensation related items, tax credit carryforwards, unrealized investment gains (losses) and basis differentials in fixed assets, intangible assets and operating leases and investments. Deferred tax assets and liabilities are measured using the enacted tax rates expected to be in effect when such benefits are realized. ProAssurance reviews its deferred tax assets quarterly for impairment. If management determines that it is more likely than not that some or all of a deferred tax asset will not be realized, a valuation allowance is recorded to reduce the carrying value of the asset. In assessing the need for a valuation allowance, management is required to make certain judgments and assumptions about the future operations of ProAssurance based on historical experience and

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020
information as of the measurement period regarding reversal of existing temporary differences, carryback capacity, future taxable income of the appropriate character, including its capital and operating characteristics, and tax planning strategies.
A valuation allowance has been established against the full value of the deferred tax asset related to the NOL carryforwards for the U.K. operations and against a portion of the deferred tax asset related to the U.S. state NOL carryforwards. Management concluded that it was more likely than not that these deferred tax assets will not be realized. ProAssurance has also established a valuation allowance against the deferred tax assets of certain SPCs at its wholly owned Cayman Islands reinsurance subsidiary, Inova Re, as these SPCs are in a cumulative pre-tax loss position, and management concluded that a valuation allowance was required based upon the weight of this negative evidence. See further discussion in Note 5.
Leases
ProAssurance is involved in a number of leases, primarily for office facilities. The Company determines if an arrangement is a lease at the inception date of the contract and classifies all leases as either financing or operating. Operating leases are included in operating lease ROU assets and operating lease liabilities on the Consolidated Balance Sheet. The ROU asset represents the right to use the underlying asset for the lease term. As of December 31, 2020, ProAssurance has no leases that are classified as financing leases.
Operating ROU assets and operating lease liabilities are initially recognized as of the lease commencement date based on the present value of the remaining lease payments, discounted over the term of the lease using a discount rate determined based on information available as of the commencement date. As the majority of ProAssurance's lessors do not provide an implicit discount rate, the Company uses its collateralized incremental borrowing rate in determining the present value of remaining lease payments. Due to the adoption of ASU 2016-02, the Company used its collateralized incremental borrowing rate as of January 1, 2019 for operating leases that commenced prior to that date. Subsequent to the initial recognition, the operating ROU asset and operating lease liability are amortized and accreted, respectively, over the lease term in a manner that results in a straight-line operating lease expense. Operating lease expense is included as a component of operating expense on the Consolidated Statements of Income and Comprehensive Income for the year ended December 31, 2020 and 2019. Leases with an initial term of twelve months or less are considered short-term and are not recorded on the Consolidated Balance Sheet; lease expense for these leases is also recognized on a straight-line basis over the lease term. Additionally, for leases entered into or reassessed after the adoption of ASU 2016-02 on January 1, 2019, ProAssurance accounts for lease and non-lease components of a contract as a single lease component.
Operating lease ROU assets are evaluated for impairment at the asset group level whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable. The carrying amount of an asset group, which includes the operating lease ROU asset and the related operating lease liability, is not recoverable if the carrying amount exceeds the sum of the undiscounted cash flows expected to result from the use of the asset group over the life of the primary asset in the asset group. That assessment is based on the carrying amount of the asset group, including the operating lease ROU asset and the related operating lease liability, at the date it is tested for recoverability and an impairment loss is measured and recognized as the amount by which the carrying amount of the asset group exceeds its fair value. Any impairment loss is allocated to each asset in the asset group, including the operating ROU asset.
When a lease of an office facility is to be abandoned and will not be subleased, the Company first evaluates whether or not the operating lease ROU asset’s inclusion in an existing asset group continues to be appropriate and if the commitment to abandon the lease constitutes a change in circumstances requiring the operating lease ROU asset, or the larger asset group, to be tested for impairment. If an impairment test is required, it is performed in the same manner as discussed above. Any remaining carrying value of the operating lease ROU asset is amortized from the date the Company commits to a plan to abandon the lease to the expected date that the Company will cease to use the leased property. Leases to be abandoned in which the Company has the intent or practical ability to sublease continue to be accounted for under a held and use model, with no change to the amortization period of the operating lease ROU asset, and are evaluated for impairment as a separate asset group at the date the sublease is executed.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020
Real Estate
Real Estate balances are reported at cost or, for properties acquired in business combinations, estimated fair value on the date of acquisition, less accumulated depreciation. Real estate principally consists of properties in use as corporate offices. Depreciation is computed over the estimated useful lives of the related property using the straight-line method. Excess office capacity is leased or made available for lease; rental income is included in other income, and real estate expenses are included in operating expense.
Real estate accumulated depreciation was approximately $26.5 million and $25.7 million at December 31, 2020 and 2019, respectively. Real estate depreciation expense was $0.9 million, $1.0 million and $1.2 million for the years ended December 31, 2020, 2019 and 2018, respectively.
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

	Gross Carrying Value		Accumulated Amortization		Amortization Expense
	December 31		December 31		Year Ended December 31
(In millions)	2020	2019	2020	2019	2020	2019	2018
Intangible Assets
Non-amortizable	$25.8	$25.8
Amortizable	98.8	97.7	$58.9	$52.7	$6.2	$6.1	$6.2
Total Intangible Assets	$124.6	$123.5
Aggregate amortization expense for intangible assets is estimated to be $6.2 million for each of the years ended December 31, 2021, 2022 and 2023, $5.9 million for the year ended December 31, 2024 and $5.6 million for the year ended December 31, 2025.
Goodwill
Goodwill is tested for impairment annually or more frequently if circumstances indicate an impairment may have occurred. The date of the Company's annual goodwill impairment testing is October 1.
Impairment of goodwill is tested at the reporting unit level, which is consistent with the Company's reportable segments identified in Note 16 of the Notes to Consolidated Financial Statements.
During the third quarter of 2020, the Company recorded a goodwill impairment charge of $161.1 million, and the facts and circumstances that led to this impairment and how the fair value of each reporting unit was estimated, including the significant assumptions used and other details are outlined in the following section.
Interim Impairment Assessments
As disclosed in the Company's June 30, 2020 report on Form 10-Q, COVID-19 has caused significant market volatility impacting its actual and projected results along with a decline in the Company's stock price; and the Company performed a quantitative assessment on the Specialty P&C and Workers' Compensation Insurance reporting units. As a result of the interim goodwill impairment assessment in the second quarter of 2020, management concluded that the fair value of each of the Specialty P&C and Workers' Compensation Insurance reporting units were greater than their carrying value as of the testing date; therefore, goodwill was not impaired and no further impairment testing was required at that time.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020
As the impacts persisted into the third quarter, management performed new quantitative assessments of goodwill on the Company's Specialty P&C and Workers' Compensation Insurance reporting units using updated marketplace data. The updated data, which was significantly influenced by the Company's continued depressed stock price relative to both the Company's book value and the comparable stock prices of its peers, impacted a number of key variables in the Company's analysis including the determination of a higher discount rate and lower valuation multiples. In addition, new guidance given by the Federal Reserve during the period regarding the expectation of a prolonged low interest rate environment impacted the Company's analysis. This analysis during the third quarter of 2020 indicated an impairment of the goodwill associated with the Company's Specialty P&C reporting unit and accordingly the Company recorded a $161.1 million charge to goodwill during the third quarter of 2020.
For each of the interim impairment assessments performed in the second and third quarters of 2020, management estimated the fair value of the reporting units using both an income approach and a market approach using marketplace data that was current at the time of each respective analysis. The estimate of fair value derived from the income approach was based on the present value of expected future cash flows, including terminal value, utilizing a market-based weighted average cost of capital determined separately for each reporting unit. The estimate of fair value derived from the market approach was based on price to book multiple data. The determination of fair value involved the use of significant estimates and assumptions, including revenue growth rates, operating margins, capital requirements, tax rates, terminal growth rates, discount rates, comparable public companies and synergistic benefits available to market participants. In addition, management made certain judgments and assumptions in allocating shared assets and liabilities to individual reporting units to determine the carrying amount of each reporting unit.
Management also performed impairment tests of certain of the Company's definite and indefinite lived intangible assets for which a triggering event was deemed to have occurred, as discussed above. Based upon these impairment tests, no impairment of ProAssurance's definite or indefinite lived intangible assets was identified at September 30, 2020.
Annual Impairment Assessment
Subsequent to performing the aforementioned interim impairment assessments, the Company performed its annual goodwill impairment assessment as of October 1, 2020.
When testing goodwill for impairment on the Company's annual test date, it has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the estimated fair value of a reporting unit is less than its carrying amount. If the Company elects to perform a qualitative assessment and determine that an impairment is more likely than not, the Company is then required to perform a quantitative impairment test; otherwise, no further analysis is required. The Company also may elect not to perform the qualitative assessment and, instead, proceed directly to the quantitative impairment test.
Performance of the qualitative goodwill impairment assessment requires judgment in identifying and considering the significance of relevant key factors, events, and circumstances that affect the fair values of the Company's reporting units. This requires consideration and assessment of external factors such as macroeconomic, industry, and market conditions, as well as entity-specific factors, such as the Company's actual and planned financial performance. The Company also gives consideration to the difference between each reporting unit's fair value and carrying value as of the most recent date that a fair value measurement was performed. If the results of the qualitative assessment conclude that it is not more likely than not that the fair value of a reporting unit exceeds its carrying value, additional quantitative impairment testing is performed.
The quantitative goodwill impairment test involves comparing the fair value of a reporting unit with its carrying value including goodwill. If the fair value of a reporting unit exceeds its carrying value, the reporting unit's goodwill is considered not to be impaired. However, if the carrying value of a reporting unit exceeds its fair value, an impairment loss is recorded in an amount equal to that excess. Any impairment charge recognized is limited to the amount of the respective reporting unit's allocated goodwill.
Determining the fair value of a reporting unit under the quantitative goodwill impairment test requires judgment and often involves the use of significant estimates and assumptions, including an assessment of external factors such as macroeconomic, industry, and market conditions, as well as entity-specific factors, such as actual and planned financial performance. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and the magnitude of any such charge. To assist management in the process of determining any potential goodwill impairment, the Company may review and consider appraisals from accredited independent valuation firms. Estimates of fair value are primarily determined using discounted cash flows and market comparisons. These approaches involve significant estimates and assumptions, including projected future cash flows (including timing), discount rates reflecting the risks inherent in those future cash flows, perpetual growth rates, and selection of appropriate market comparable metrics and transactions.
As of the most recent goodwill impairment test performed on October 1, 2020, the Company elected to perform a qualitative goodwill impairment test for its Workers' Compensation Insurance and Segregated Portfolio Cell Reinsurance

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020
reporting units. These reporting units have historically had an excess of fair value over book value and based on current operations are expected to continue to do so; therefore, the Company's annual impairment test for these reporting units was performed qualitatively. In applying the qualitative approach, management considered macroeconomic factors, industry and market conditions, cost factors that could have a negative impact on the reporting units, actual financial performance of the reporting units versus expectations and management's future business expectations. As a result of the qualitative assessments, management concluded that it was not more likely than not that the fair value of each of the Company's two reporting units that have net goodwill was less than the carrying value of each reporting unit as of the testing date; therefore, no further impairment testing was required. No goodwill impairment was recorded during the years ended December 31, 2019 or 2018.
Given the evolving, uncertain nature of the COVID-19 pandemic, the estimates and assumptions used by management in these impairment tests have inherent uncertainties, and different assumptions could lead to materially different results including impairment charges in the future. Management expects to continue to monitor developments and perform updated analyses as necessary. See Note 6 of the Notes to Consolidated Financial Statements for additional information about the Company's goodwill.
Other Liabilities
Other liabilities at December 31, 2020 and 2019 consisted of the following:

(In thousands)	2020	2019
SPC dividends payable	$68,865	$55,763
Unpaid shareholder dividends	2,694	16,676
All other	110,480	100,817
Total other liabilities	$182,039	$173,256
SPC dividends payable represents the undistributed equity contractually payable to the external cell participants of SPCs operated by ProAssurance's Cayman Islands subsidiaries, Inova Re and Eastern Re.
Unpaid dividends represent common stock dividends declared by ProAssurance's Board that had not yet been paid. Unpaid dividends at December 31, 2019 included a special dividend declared in the fourth quarter of 2018 that was paid in January 2020.
Treasury Shares
Treasury shares are reported at cost and are reflected on the Consolidated Balance Sheets as an unallocated reduction of total equity.
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
Subsequent Events
ProAssurance evaluates events that occurred subsequent to December 31, 2020 for recognition or disclosure in its Consolidated Financial Statements.
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

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020
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
December 31, 2020
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
Reference Rate Reform (ASU 2020-04)
The FASB issued guidance intended to assist stakeholders during the market-wide reference rate transition period and is effective for a limited period between March 12, 2020 and December 31, 2022. The guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate that is expected to be discontinued because of reference rate reform. ProAssurance has exposure to LIBOR-based financial instruments through its variable rate Mortgage Loans and Revolving Credit Agreement; however, these agreements include provisions for an alternative benchmark rate if LIBOR ceases to exist, which do not materially change the liability exposure. Additionally, ProAssurance has exposure to LIBOR in its available-for-sale fixed maturities portfolio which represented approximately 6% of total investments, or $191 million as of December 31, 2020; 34% of these investments with exposure to LIBOR were issued since 2019 and include provisions for an alternative benchmark rate. Optional expedients for contract modifications include a prospective adjustment that does not require contract remeasurement or reassessment of a previous accounting determination; therefore, the modified contract is accounted for as a continuation of the existing contract. ProAssurance adopted the guidance beginning March 12, 2020, and adoption had no material effect on ProAssurance's results of operations, financial position or cash flows.
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
December 31, 2020
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

Level 1:	quoted (unadjusted) market prices in active markets for identical assets and liabilities. For ProAssurance, Level 1 inputs are generally quotes for securities actively traded in exchange or over-the-counter markets.

Level 2:	market data obtained from sources independent of the reporting entity (observable inputs). For ProAssurance, Level 2 inputs generally include quoted prices in markets that are not active, quoted prices for similar assets or liabilities, and results from pricing models that use observable inputs such as interest rates and yield curves that are generally available at commonly quoted intervals.

Level 3:	the reporting entity’s own assumptions about market participant assumptions based on the best information available in the circumstances (non-observable inputs). For ProAssurance, Level 3 inputs are used in situations where little or no Level 1 or 2 inputs are available or are inappropriate given the particular circumstances. Level 3 inputs include results from pricing models for which some or all of the inputs are not observable, discounted cash flow methodologies, single non-binding broker quotes and adjustments to externally quoted prices that are based on management judgment or estimation.
Fair values of assets measured at fair value on a recurring basis as of December 31, 2020 and December 31, 2019 are shown in the following tables. Where applicable, the tables also indicate the fair value hierarchy of the valuation techniques utilized to determine those fair values. For some assets, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. When this is the case, the asset is categorized based on the level of the most significant input to the fair value measurement. Assessments of the significance of a particular input to the fair value measurement require judgment and consideration of factors specific to the assets being valued.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020

	December 31, 2020
	Fair Value Measurements Using			Total
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Fixed maturities, available-for-sale
U.S. Treasury obligations	$—	$107,059	$—	$107,059
U.S. Government-sponsored enterprise obligations	—	12,261	—	12,261
State and municipal bonds	—	332,920	—	332,920
Corporate debt, multiple observable inputs	—	1,326,077	—	1,326,077
Corporate debt, limited observable inputs	—	—	3,265	3,265
Residential mortgage-backed securities	—	274,509	2,032	276,541
Agency commercial mortgage-backed securities	—	13,310	—	13,310
Other commercial mortgage-backed securities	—	113,092	—	113,092
Other asset-backed securities	—	266,345	6,661	273,006
Fixed maturities, trading	—	48,456	—	48,456
Equity investments
Financial	13,810	—	—	13,810
Utilities/Energy	564	—	—	564
Consumer oriented	1,262	—	—	1,262
Industrial	2,240	—	—	2,240
Bond funds	69,475	—	—	69,475
All other	20,202	—	—	20,202
Short-term investments	307,695	30,118	—	337,813
Other investments	1,509	42,607	—	44,116
Other assets	—	329	—	329
Total assets categorized within the fair value hierarchy	$416,757	$2,567,083	$11,958	2,995,798
Assets carried at NAV, which approximates fair value and which are not categorized within the fair value hierarchy, reported as a part of:
Equity investments				12,548
Investment in unconsolidated subsidiaries				233,711
Total assets at fair value				$3,242,057

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020

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
The fair values for securities included in the Level 2 category, with the few exceptions described below, were developed by one of several third party, nationally recognized pricing services, including services that price only certain types of securities. Each service uses complex methodologies to determine values for securities and subject the values they develop to quality control reviews. Management selected a primary source for each type of security in the portfolio and reviewed the values provided for reasonableness by comparing data to alternate pricing services and to available market and trade data. Values that appeared inconsistent were further reviewed for appropriateness. Any value that did not appear reasonable was discussed with the service that provided the value and adjusted, if necessary. There were no material changes to the values supplied by the pricing services during the years ended December 31, 2020 and 2019.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020
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
Fixed maturities, trading, are held by the Lloyd's Syndicates segment and include U.S. Treasury obligations, corporate debt with multiple observable inputs and other asset-backed securities. These securities were valued using the respective valuation methodologies discussed above for each security type.
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
Level 3 Valuations
Below is a summary description of the valuation methodologies used as well as quantitative information regarding securities in the Level 3 category, by security type:
Level 3 Valuation Methodologies
Corporate debt, limited observable inputs consisted of corporate bonds valued using dealer quotes for similar securities or discounted cash flow models using yields currently available for similar securities. Similar securities are defined as securities of comparable credit quality that have like terms and payment features. Assessments of credit quality were based on NRSRO ratings, if available, or were determined by management if not available. At December 31, 2020, 100% of the securities were

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020
rated and the average rating was BB+. At December 31, 2019, 66% of the securities were rated and the average rating was BBB-.
Residential mortgage-backed and other asset-backed securities consisted of securitizations of receivables valued using dealer quotes for similar securities or discounted cash flow models using yields currently available for similar securities. Similar securities are defined as securities of comparable credit quality that have like terms and payment features. Assessments of credit quality were based on NRSRO ratings, if available, or were subjectively determined by management if not available. At December 31, 2020, 51% of the securities were rated and the average rating was AA-. At December 31, 2019, 100% of the securities were rated and the average rating was AA.
Other investments consisted of convertible securities for which limited observable inputs were available at December 31, 2019. The securities were valued internally based on expected cash flows, including the expected final recovery, discounted at a yield that considered the lack of liquidity and the financial status of the issuer.
Quantitative Information Regarding Level 3 Valuations

	Fair Value at
($ in thousands)	December 31, 2020	December 31, 2019	Valuation Technique	Unobservable Input	Range (Weighted Average)
Assets:
Corporate debt, limited observable inputs	$3,265	$5,079	Market Comparable Securities	Comparability Adjustment	0% - 5% (2.5%)
			Discounted Cash Flows	Comparability Adjustment	0% - 5% (2.5%)
Residential mortgage-backed securities	$2,032	$—	Market Comparable Securities	Comparability Adjustment	0% - 5% (2.5%)
			Discounted Cash Flows	Comparability Adjustment	0% - 5% (2.5%)
Other asset-backed securities	$6,661	$2,992	Market Comparable Securities	Comparability Adjustment	0% - 5% (2.5%)
			Discounted Cash Flows	Comparability Adjustment	0% - 5% (2.5%)
Other investments	$—	$3,086	Discounted Cash Flows	Comparability Adjustment	0% - 10% (5%)
The significant unobservable inputs used in the fair value measurement of the above listed securities were the valuations of comparable securities with similar issuers, credit quality and maturity. Changes in the availability of comparable securities could result in changes in the fair value measurements.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020
Fair Value Measurements - Level 3 Assets
The following tables (the Level 3 Tables) present summary information regarding changes in the fair value of assets measured at fair value using Level 3 inputs.

	December 31, 2020
	Level 3 Fair Value Measurements – Assets
(In thousands)	Corporate Debt	Asset-backed Securities	Other Investments	Total
Balance December 31, 2019	$5,079	$2,992	$3,086	$11,157
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Net investment income	(2)	(18)	—	(20)
Net realized investment gains (losses)	—	(8)	151	143
Included in other comprehensive income	216	109	—	325
Purchases	2,869	20,490	—	23,359
Sales	(2,178)	(4,346)	—	(6,524)
Transfers in	945	605	—	1,550
Transfers out	(3,664)	(11,131)	(3,237)	(18,032)
Balance December 31, 2020	$3,265	$8,693	$—	$11,958
Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets held at period-end	$—	$—	$151	$151

	December 31, 2019
	Level 3 Fair Value Measurements – Assets
(In thousands)	Corporate Debt	Asset-backed Securities	Other Investments	Total
Balance December 31, 2018	$4,322	$3,850	$3	$8,175
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Net investment income	2	(204)	—	(202)
Net realized investment gains (losses)	—	—	151	151
Included in other comprehensive income	37	202	—	239
Purchases	3,575	—	3,091	6,666
Sales	(3,702)	(494)	(172)	(4,368)
Transfers in	3,095	2,216	418	5,729
Transfers out	(2,250)	(2,578)	(405)	(5,233)
Balance December 31, 2019	$5,079	$2,992	$3,086	$11,157
Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets held at period-end	$—	$—	$164	$164
Transfers
Transfers shown in the preceding Level 3 tables were as of the end of the period in which the transfer occurred. All transfers were to or from Level 2.
All transfers in and out of Level 3 during 2020 and 2019 related to securities held for which the level of market activity for identical or nearly identical securities varies from period to period. The securities were valued using multiple observable inputs when those inputs were available; otherwise the securities were valued using limited observable inputs.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020
Fair Values Not Categorized
At December 31, 2020 and 2019, certain LPs/LLCs and investment funds measure fund assets at fair value on a recurring basis and provide a NAV for ProAssurance's interest. The carrying value of these interests is based on the NAV provided and was considered to approximate the fair value of the interests. For investment in unconsolidated subsidiaries, ProAssurance recognizes any changes in the NAV of its interests in equity in earnings (loss) of unconsolidated subsidiaries during the period of change. In accordance with GAAP, the fair value of these investments was not classified within the fair value hierarchy. The amount of ProAssurance's unfunded commitments related to these investments as of December 31, 2020 and fair values of these investments as of December 31, 2020 and 2019 were as follows:

	Unfunded Commitments	Fair Value
(In thousands)	December 31, 2020	December 31, 2020	December 31, 2019
Equity investments:
Mortgage fund (1)	None	$12,548	$22,477
Investment in unconsolidated subsidiaries:
Private debt funds (2)	$12,395	16,387	19,011
Long equity fund (3)	None	—	5,293
Long/short equity funds (4)	None	596	30,542
Non-public equity funds (5)	$44,252	138,357	120,343
Multi-strategy fund of funds (6)	None	—	1,951
Credit funds (7)	$1,937	34,848	42,415
Long/short commodities fund (8)	None	—	14,519
Strategy focused funds (9)	$38,103	43,523	36,450
		233,711	270,524
Total investments carried at NAV		$246,259	$293,001
Below is additional information regarding each of the investments listed in the table above as of December 31, 2020.
(1)This investment fund is focused on the structured mortgage market. The fund primarily invests in U.S. Agency mortgage-backed securities. Redemptions are allowed at the end of any calendar quarter with a prior notice requirement of 65 days and are paid within 45 days at the end of the redemption dealing day.
(2)This investment is comprised of interests in two unrelated LP funds that are structured to provide interest distributions primarily through diversified portfolios of private debt instruments. One LP allows redemption by special consent, while the other does not permit redemption. Income and capital are to be periodically distributed at the discretion of the LPs over an anticipated time frame that spans from three to eight years.
(3)This fund is a LP that holds long equities of public international companies and was fully redeemed during the second quarter of 2020.
(4)This investment holds primarily long and short North American equities and targets absolute returns using strategies designed to take advantage of market opportunities. Redemptions are permitted; however, redemptions above specified thresholds (lowest threshold is 90%) may be only partially payable until after a fund audit is completed and are then payable within 30 days.
(5)This investment is comprised of interests in multiple unrelated LP funds, each structured to provide capital appreciation through diversified investments in private equity, which can include investments in buyout, venture capital, debt including senior, second lien and mezzanine, distressed debt, collateralized loan obligations and other private equity-oriented LPs. Two of the LPs allow redemption by terms set forth in the LP agreements; the others do not permit redemption. Income and capital are to be periodically distributed at the discretion of the LP over time frames that are anticipated to span up to ten years.
(6)This fund is a LLC structured to build and manage low volatility, multi-manager portfolios that have little or no correlation to the broader fixed income and equity security markets. Redemptions are not permitted but offers to repurchase units of the LLC may be extended periodically. This fund was fully redeemed during the fourth quarter of 2020.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020
(7)This investment is comprised of four unrelated LP funds. Two funds seek to obtain superior risk-adjusted absolute returns through a diversified portfolio of debt securities, including bonds, loans and other asset-backed instruments. A third fund focuses on private middle market company mezzanine loans, while the remaining fund seeks event driven opportunities across the corporate credit spectrum. Two funds are allowed redemptions at any quarter-end with a prior notice requirement of 90 days; one fund permits redemption at any quarter-end with a prior notice requirement of 180 days and one fund does not allow redemptions. For the fund that does not allow redemptions, income and capital are to be periodically distributed at the discretion of the LP over time frames that are anticipated to span up to twelve years.
(8)This fund is a LLC invested across a broad range of commodities and focuses primarily on market neutral, relative value strategies, seeking to generate absolute returns with low correlation to broad commodity, equity and fixed income markets. This fund was fully redeemed during the second quarter of 2020.
(9)This investment is comprised of multiple unrelated LPs/LLCs funds. One fund is a LLC focused on investing in North American consumer products companies, comprised of equity and equity-related securities, as well as debt instruments. A second fund is focused on aircraft investments, along with components and assets related to aircrafts. For both funds, redemptions are not permitted. Another fund is a LP focused on North American energy infrastructure assets that allows redemption with consent of the General Partner. The remaining funds are real estate focused LPs, one of which allows for redemption with prior notice.
ProAssurance may not sell, transfer or assign its interest in any of the above LPs/LLCs without special consent from the LPs/LLCs.
Nonrecurring Fair Value Measurement
During the third quarter of 2020, ProAssurance recognized a nonrecurring fair value measurement related to the goodwill in its Specialty P&C reporting unit with a carrying value of $161.1 million prior to the fair value measurement. This nonrecurring fair value measurement resulted in the goodwill being written down to its implied fair value of zero resulting in an impairment of the goodwill of $161.1 million. The inputs used in the fair value measurement were non-observable and, as such, were categorized as a Level 3 valuation. ProAssurance did not have any other assets or liabilities that were measured at fair value on a nonrecurring basis at December 31, 2020 or 2019.
Financial Instruments - Methodologies Other Than Fair Value
The following table provides the estimated fair value of the Company's financial instruments that, in accordance with GAAP for the type of investment, are measured using a methodology other than fair value. Fair values provided primarily fall within the Level 3 fair value category.

	December 31, 2020		December 31, 2019
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
BOLI	$67,847	$67,847	$66,112	$66,112
Other investments	$2,952	$2,952	$2,931	$2,931
Other assets	$31,128	$31,141	$28,645	$28,650
Financial liabilities:
Senior notes due 2023*	$250,000	$269,160	$250,000	$273,865
Mortgage Loans*	$36,113	$36,113	$37,617	$37,617
Other liabilities	$30,334	$30,334	$27,953	$27,953
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

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020
Other assets and other liabilities primarily consisted of related investment assets and liabilities associated with funded deferred compensation agreements. The fair value of the funded deferred compensation assets was based upon quoted market prices, which is categorized as a Level 1 valuation, and had a fair value of $30.6 million and $26.9 million at December 31, 2020 and 2019, respectively. The deferred compensation liabilities are adjusted to match the fair value of the deferred compensation assets. Other assets also included an unsecured note receivable under a separate line of credit agreement. The fair value of the note receivable was based on the present value of expected cash flows from the note receivable, discounted at market rates on the valuation date for receivables with similar credit standings and similar payment structures.
The fair value of the debt was estimated based on the present value of expected future cash outflows, discounted at rates available on the valuation date for similar debt issued by entities with a similar credit standing to ProAssurance.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020
3. Investments
Available-for-sale fixed maturities at December 31, 2020 and December 31, 2019 included the following:

	December 31, 2020
(In thousands)	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities, available-for-sale
U.S. Treasury obligations	$104,097	$—	$2,985	$23	$107,059
U.S. Government-sponsored enterprise obligations	12,103	—	158	—	12,261
State and municipal bonds	316,022	—	16,937	39	332,920
Corporate debt	1,267,992	552	63,204	1,302	1,329,342
Residential mortgage-backed securities	269,752	—	7,171	382	276,541
Agency commercial mortgage-backed securities	12,623	—	687	—	13,310
Other commercial mortgage-backed securities	109,244	—	4,788	940	113,092
Other asset-backed securities	269,742	—	4,006	742	273,006
	$2,361,575	$552	$99,936	$3,428	$2,457,531

	December 31, 2019
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities, available-for-sale
U.S. Treasury obligations	$109,060	$1,533	$126	$110,467
U.S. Government-sponsored enterprise obligations	17,215	125	—	17,340
State and municipal bonds	287,658	9,110	675	296,093
Corporate debt	1,308,889	33,050	1,575	1,340,364
Residential mortgage-backed securities	205,588	3,139	319	208,408
Agency commercial mortgage-backed securities	8,054	182	15	8,221
Other commercial mortgage-backed securities	70,621	1,468	221	71,868
Other asset-backed securities	234,219	1,958	153	236,024
	$2,241,304	$50,565	$3,084	$2,288,785

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020
The recorded cost basis and estimated fair value of available-for-sale fixed maturities at December 31, 2020, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total Fair Value
Fixed maturities, available-for-sale
U.S. Treasury obligations	$104,097	$23,049	$73,580	$10,430	$—	$107,059
U.S. Government-sponsored enterprise obligations	12,103	—	9,093	3,014	154	12,261
State and municipal bonds	316,022	14,466	141,826	158,927	17,701	332,920
Corporate debt	1,267,992	143,719	700,708	425,711	59,204	1,329,342
Residential mortgage-backed securities	269,752					276,541
Agency commercial mortgage-backed securities	12,623					13,310
Other commercial mortgage-backed securities	109,244					113,092
Other asset-backed securities	269,742					273,006
	$2,361,575					$2,457,531
Excluding obligations of the U.S. Government, U.S. Government-sponsored enterprises and a U.S. Government obligations money market fund, no investment in any entity or its affiliates exceeded 10% of shareholders’ equity at December 31, 2020.
Cash and securities with a carrying value of $42.3 million at December 31, 2020 were on deposit with various state insurance departments to meet regulatory requirements.
As a member of Lloyd's, ProAssurance is required to maintain capital at Lloyd's, referred to as FAL, to support underwriting by Syndicate 1729 and Syndicate 6131. At December 31, 2020, ProAssurance's FAL investments were comprised of available-for-sale fixed maturities with a fair value of $95.0 million and cash and cash equivalents of $11.2 million on deposit with Lloyd's in order to satisfy these FAL requirements. During the third quarter of 2020, ProAssurance received a return of approximately $32.3 million of cash and cash equivalents from its FAL balances given the Company's reduced participation in the results of Syndicate 1729 for the 2020 underwriting year to 29% from 61%.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020
Investments Held in a Loss Position
The following tables provide summarized information with respect to investments held in an unrealized loss position at December 31, 2020 and December 31, 2019, including the length of time the investment had been held in a continuous unrealized loss position.

	December 31, 2020
	Total		Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Loss	Value	Loss	Value	Loss
Fixed maturities, available-for-sale
U.S. Treasury obligations	$14,390	$23	$14,390	$23	$—	$—
State and municipal bonds	6,416	39	6,416	39	—	—
Corporate debt	94,695	1,302	79,436	1,020	15,259	282
Residential mortgage-backed securities	34,928	382	34,509	381	419	1
Other commercial mortgage-backed securities	18,766	940	18,480	935	286	5
Other asset-backed securities	43,739	742	37,850	701	5,889	41
	$212,934	$3,428	$191,081	$3,099	$21,853	$329

	December 31, 2019
	Total		Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Loss	Value	Loss	Value	Loss
Fixed maturities, available-for-sale
U.S. Treasury obligations	$25,959	$126	$15,305	$103	$10,654	$23
State and municipal bonds	36,565	675	35,621	674	944	1
Corporate debt	128,254	1,575	88,582	932	39,672	643
Residential mortgage-backed securities	59,291	319	28,048	63	31,243	256
Agency commercial mortgage-backed securities	459	15	158	—	301	15
Other commercial mortgage-backed securities	18,339	221	16,924	206	1,415	15
Other asset-backed securities	48,912	153	37,322	145	11,590	8
	$317,779	$3,084	$221,960	$2,123	$95,819	$961
As of December 31, 2020, excluding U.S. Government or U.S. Government-sponsored enterprise obligations, there were 292 debt securities (11.1% of all available-for-sale fixed maturity securities held) in an unrealized loss position representing 229 issuers. The greatest and second greatest unrealized loss positions among those securities were approximately $0.4 million and $0.2 million, respectively. The securities were evaluated for impairment as of December 31, 2020.
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
Fixed maturity securities held in an unrealized loss position at December 31, 2020, excluding asset-backed securities, have paid all scheduled contractual payments and are expected to continue doing so. Expected future cash flows of asset-backed securities, excluding those issued by GNMA, FNMA and FHLMC, held in an unrealized loss position were estimated as part of

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020
the December 31, 2020 impairment evaluation using the most recently available six-month historical performance data for the collateral (loans) underlying the security or, if historical data was not available, sector based assumptions, and equaled or exceeded the current amortized cost basis of the security.
The following tables present a roll forward of the allowance for expected credit losses on available-for-sale fixed maturities for the year ended December 31, 2020.

	Year Ended December 31, 2020
(In thousands)	Corporate Debt	Total
Balance December 31, 2019	$—	$—
Additional credit losses related to securities for which:
No allowance for credit losses has been previously recognized	1,508	1,508
Reductions related to:
Securities sold during the period	(956)	(956)
Balance December 31, 2020	$552	$552
Other information regarding sales and purchases of fixed maturity available-for-sale securities is as follows:

	Year Ended December 31
(In millions)	2020	2019	2018
Proceeds from sales (exclusive of maturities and paydowns)	$354.4	$177.1	$599.6
Purchases	$917.0	$695.6	$780.7
Equity Investments
ProAssurance's equity investments are carried at fair value with changes in fair value recognized in income as a component of net realized investment gains (losses) during the period of change. Equity investments on the Consolidated Balance Sheets as of December 31, 2020 and 2019 primarily included stocks, bond funds and investment funds.
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
Net Investment Income
Net investment income by investment category was as follows:

	Year Ended December 31
(In thousands)	2020	2019	2018
Fixed maturities	$69,308	$72,593	$69,515
Equities	4,369	17,650	21,418
Short-term investments, including Other	2,683	7,493	5,649
BOLI	2,023	2,017	1,983
Investment fees and expenses	(6,385)	(6,484)	(6,681)
Net investment income	$71,998	$93,269	$91,884

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020

Investment in Unconsolidated Subsidiaries
ProAssurance's investment in unconsolidated subsidiaries were as follows:

	December 31, 2020	Carrying Value
(In thousands)	Percentage Ownership	December 31, 2020	December 31, 2019
Qualified affordable housing project tax credit partnerships	See below	$27,719	$46,421
Other tax credit partnerships	See below	—	2,085
All other investments, primarily investment fund LPs/LLCs	See below	282,810	310,314
		$310,529	$358,820
Qualified affordable housing project tax credit partnership interests held by ProAssurance generate investment returns by providing tax benefits to fund investors in the form of tax credits and project operating losses. The carrying value of these investments reflects ProAssurance's total commitments (both funded and unfunded) to the partnerships, less any amortization. ProAssurance's ownership percentage relative to two of the tax credit partnership interests is almost 100%; these interests had a carrying value of $9.4 million and $17.2 million at December 31, 2020 and 2019, respectively. ProAssurance's ownership percentage relative to the remaining tax credit partnership interests is less than 20%; these interests had a carrying value of $18.3 million and $29.2 million at December 31, 2020 and 2019, respectively. Since ProAssurance has the ability to exert influence over the partnerships but does not control them, all are accounted for using the equity method. See further discussion of the entities in which ProAssurance holds passive interests in Note 14.
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
ProAssurance holds interests in investment fund LPs/LLCs and other equity method investments and LPs/LLCs which are not considered to be investment funds. ProAssurance's ownership percentage relative to four of the LPs/LLCs is greater than 25%, which is expected to be reduced as the funds mature and other investors participate in the funds; these investments had a carrying value of $46.2 million at December 31, 2020 and $41.0 million at December 31, 2019. ProAssurance's ownership percentage relative to the remaining investments and LPs/LLCs is less than 25%; these interests had a carrying value of $236.6 million at December 31, 2020 and $269.3 million at December 31, 2019. ProAssurance does not have the ability to exert control over any of these funds.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020
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

	Year Ended December 31
(In thousands)	2020	2019	2018
Qualified affordable housing project tax credit partnerships
Losses recorded	$18,684	$19,231	$18,889
Tax credits recognized	$17,465	$21,933	$18,474

Historic tax credit partnership
Losses recorded	$1,092	$1,672	$5,434
Tax credits recognized	$412	$—	$2,567
Due to the expected NOL for the year ended December 31, 2020 and realized NOL for the year ended December 31, 2019, the tax credits generated from tax credit partnership investments of $17.9 million and $18.2 million, respectively, were deferred and are expected to be utilized in future periods (see further discussion in Note 5).
Net Realized Investment Gains (Losses)
Realized investment gains and losses are recognized on the first-in, first-out basis. The following table provides detailed information regarding net realized investment gains (losses):

	Year Ended December 31
(In thousands)	2020	2019	2018
Total impairment losses:
Corporate debt	$(1,745)	$(978)	$(490)
Portion of impairment losses recognized in other comprehensive income before taxes:
Corporate debt	237	227	—
Net impairment losses recognized in earnings	(1,508)	(751)	(490)
Gross realized gains, available-for-sale fixed maturities	13,855	3,786	5,942
Gross realized (losses), available-for-sale fixed maturities	(2,501)	(538)	(5,799)
Net realized gains (losses), trading fixed maturities	288	74	(100)
Net realized gains (losses), equity investments	13,192	20,577	12,230
Net realized gains (losses), other investments	3,883	1,626	1,340
Change in unrealized holding gains (losses), trading fixed maturities	501	705	(317)
Change in unrealized holding gains (losses), equity investments	(16,287)	30,674	(52,707)
Change in unrealized holding gains (losses), convertible securities, carried at fair value	3,850	3,653	(3,849)
Other	405	68	262
Net realized investment gains (losses)	$15,678	$59,874	$(43,488)
For the year ended December 31, 2020, ProAssurance recognized $1.5 million of credit-related impairment losses in earnings and a nominal amount of non-credit impairment losses in OCI. The credit-related impairment losses recognized in 2020 primarily related to corporate bonds in the energy and consumer sectors. Additionally, 2020 included credit-related impairment losses related to four corporate bonds in various sectors, which were sold during 2020. The non-credit impairment losses recognized during 2020 related to three corporate bonds in the energy and consumer sectors. For the year ended December 31, 2019, ProAssurance recognized credit-related impairment losses in earnings of $0.8 million and nominal amount of non-credit impairment losses in OCI, both of which related to three corporate bonds in the energy and consumer sectors. For

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020
the year ended December 31, 2018, ProAssurance recognized credit-related impairment losses in earnings of $0.5 million related to debt instruments from two issuers in the energy sector.
ProAssurance recognized $15.7 million of net realized investment gains during 2020, driven primarily by realized gains on the sale of available-for-sale fixed maturities and equity investments, partially offset by unrealized holding losses resulting from decreases in the fair value on the Company's equity portfolio due to the volatility in the global financial markets related to COVID-19. ProAssurance recognized $59.9 million of net realized investment gains during 2019 driven by both realized gains from the sale of equity investments and unrealized holding gains on the Company's equity portfolio due to the improvement in the market since December 31, 2018, which caused the Company's equity securities to increase in value. The most significant sectors that benefited from the improvement in the market were the financial and energy sectors. ProAssurance recognized $43.5 million of net realized investment losses during 2018 driven by unrealized holding losses on the Company's equity portfolio due to market volatility throughout 2018, which caused the securities to decline in value; the most significant sectors impacted were the financial and energy sectors, although all sectors were impacted.
The following table presents a roll forward of cumulative credit losses recorded in earnings related to impaired debt securities for which a portion of the impairment was recorded in OCI.

	Year Ended December 31
(In thousands)	2020	2019	2018
Balance beginning of period	$470	$93	$1,313
Additional credit losses recognized during the period, related to securities for which:
No impairment has been previously recognized	1,064	377	—
Impairment has been previously recognized	258	—	—
Reductions due to:
Securities sold during the period (realized)	(1,240)	—	(1,220)
Balance December 31	$552	$470	$93

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
The effects of reinsurance for the years ended December 31, 2020, 2019 and 2018 were as follows:

	Year Ended December 31
(In thousands)	2020	2019	2018
Direct	$814,298	$919,799	$910,198
Assumed	40,124	47,691	47,113
Ceded	(106,721)	(124,765)	(122,397)
Net premiums written	$747,701	$842,725	$834,914

Direct	$862,742	$926,035	$903,354
Assumed	43,555	45,668	41,535
Ceded	(113,582)	(124,171)	(126,036)
Net premiums earned	$792,715	$847,532	$818,853

Losses and loss adjustment expenses	$741,719	$871,780	$675,784
Reinsurance recoveries	(80,272)	(117,865)	(82,574)
Net losses and loss adjustment expenses	$661,447	$753,915	$593,210

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020
The receivable from reinsurers on unpaid losses and LAE represents management’s estimated amount of future loss payments that will be recoverable under ProAssurance reinsurance agreements. Certain of the Company's reinsurance agreements base the amount of premium that is due to the reinsurer in part on losses reimbursed or to be reimbursed under the agreement, and terms may also include minimum and maximum amounts of ceded premium. Ceded premium amounts are estimated based on management’s expectation of ultimate losses and the portion of those losses that are allocable to reinsurers according to the terms of the agreements, including any minimums or maximums. Given the uncertainty of the ultimate amounts of losses, management’s estimates of losses and related amounts recoverable may vary significantly from the eventual outcome. Due to changes in management’s estimates of amounts due to reinsurers related to prior accident year loss recoveries, ProAssurance increased premiums ceded in its Specialty P&C segment by $0.7 million, $2.8 million and $5.5 million during the years ended December 31, 2020, 2019 and 2018, respectively.
Reinsurance contracts do not relieve ProAssurance from its obligations to policyholders, and ProAssurance remains liable to its policyholders whether or not reinsurers honor their contractual obligations. ProAssurance continually monitors its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies.
At December 31, 2020, the net total amounts due from reinsurers was $395.3 million (receivables related to paid and unpaid losses and LAE and prepaid reinsurance premiums, less reinsurance premiums payable). No single reinsurer had an individual balance which exceeded $51.0 million.
At December 31, 2020 reinsurance recoverables totaling approximately $96.1 million were collateralized by letters of credit or funds withheld. Expected credit losses associated with the Company's reinsurance receivables (related to both paid and unpaid losses) were nominal in amount as of December 31, 2020. ProAssurance had no allowance for expected credit losses related to our reinsurance receivables at December 31, 2019 or 2018. During the years ended December 31, 2020, 2019 or 2018, no reinsurance balances were written off for credit reasons. For further information on our allowance for expected credit losses related to our receivables from reinsurers see Note 1.
During the fourth quarter of 2020, ProAssurance commuted a quota share reinsurance agreement with one of its reinsurers which resulted in a net cash receipt of approximately $6.8 million and reduced its receivable from reinsurers on unpaid losses and LAE by approximately $7.0 million.
During the fourth quarter of 2018 and 2017, ProAssurance commuted the 2017 and 2016 calendar year quota share reinsurance arrangements, respectively, between the Specialty P&C segment and Syndicate 1729. Due to the quarter lag, the effects of the 2017 and 2016 commutations were reported in both the Specialty P&C and Lloyd's Syndicates segments results during the first quarter of 2019 and 2018, respectively, which resulted in a net cash receipt of approximately $3.1 million and $6.1 million, respectively. The commutations reduced the receivable from reinsurers on unpaid losses and LAE, combined, by approximately $3.8 million and $6.7 million during the years ended December 31, 2019 and 2018, respectively.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020
5. Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of ProAssurance’s deferred tax assets and liabilities were as follows:

	December 31
(In thousands)	2020	2019
Deferred tax assets
Unpaid loss discount	$36,452	$34,455
Unearned premium adjustment	14,835	16,346
Compensation related	10,935	10,041
Basis differentials–investments	2,595	—
Intangibles	522	591
Operating lease liabilities	4,224	4,631
Basis differentials-foreign operations	—	126
Tax credit carryforward	36,155	21,778
Net operating loss carryforward	9,244	7,682
Other	1,700	—
Total gross deferred tax assets	116,662	95,650
Valuation allowance	(8,581)	(5,479)
Total deferred tax assets, net of valuation allowance	108,081	90,171
Deferred tax liabilities
Deferred policy acquisition costs	(8,929)	(9,889)
Unpaid loss discount–transition	(6,297)	(7,557)
Unrealized gains on investments, net	(19,351)	(9,753)
Fixed assets	(4,441)	(1,263)
Operating lease ROU assets	(4,015)	(4,439)
Basis differentials–investments	—	(2,377)
Basis differentials-foreign operations	(790)	—
Intangibles	(7,153)	(10,382)
Other	—	(124)
Total deferred tax liabilities	(50,976)	(45,784)
Net deferred tax assets (liabilities)	$57,105	$44,387
As of December 31, 2020, ProAssurance had U.S. state and U.K. income tax NOL carryforwards of approximately $52.7 million and $32.9 million, respectively. The U.K. NOL carryforwards do not expire while the state NOL carryforwards will begin to expire in 2031.
ProAssurance had $36.1 million of available tax credit carryforwards generated from the Company's investments in tax credit partnerships, of which $18.2 million and $17.9 million may be carried forward until December 31, 2039 and 2040, respectively. These tax credits have been deferred and carried forward due to the Company's realized NOL in 2019 and expected NOL in 2020.
In 2020 and 2019, management evaluated the realizability of the deferred tax asset related to the U.K. NOL carryforwards and concluded that it was more likely than not that the deferred tax asset will not be realized; therefore, a valuation allowance was recorded against the full value of the deferred tax asset related to the U.K. NOL carryforwards in both 2020 and 2019 of $6.2 million and $4.9 million, respectively. The increase in the valuation allowance related to the U.K. NOL carryforward in 2020 as compared to 2019 was primarily due to an increase in the U.K. tax rate from 17% to the current tax rate of 19% as well as current year activity.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020
In 2020, management evaluated the realizability of the deferred tax asset related to the U.S. state NOL carryforwards and concluded that it was more likely than not that a portion of the deferred tax asset will not be realized; therefore, a valuation allowance was recorded against a portion of the deferred tax asset related to the U.S. state NOL carryforwards in 2020 of $1.9 million.
Deferred tax assets and liabilities include SPCs the Company participates in at Inova Re, net of a valuation allowance of $0.5 million and $0.6 million at December 31, 2020 and 2019, respectively. Due to the limited operations of these SPCs as of December 31, 2020 and 2019, management concluded that a valuation allowance was required against the DTAs of certain SPCs. The nominal decrease in the valuation allowance related to the SPCs at Inova Re is due to current year activity.
ProAssurance files income tax returns in various states, the U.S. federal jurisdiction and the U.K. ProAssurance had a receivable for U.S. federal and U.K. income taxes of $18.9 million at December 31, 2020 and $8.0 million at December 31, 2019, both carried as a part of other assets.
The statute of limitations is now closed for all tax years prior to 2017.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits for 2020, 2019 and 2018, were as follows:

(In thousands)	2020	2019	2018
Balance at January 1	$5,070	$3,601	$5,341
Increases for tax positions taken during the current year	—	1,749	—
Decreases for tax positions taken during the current year	(4,853)	—	(777)
Increases for tax positions taken during prior years	5,342	—	—
Decreases for tax positions taken during prior years	—	—	(800)
Decreases relating to a lapse of the applicable statute of limitations	(360)	(280)	(163)
Balance at December 31	$5,199	$5,070	$3,601
At December 31, 2020 and 2019, approximately $0.8 million and $1.2 million, respectively, of ProAssurance's uncertain tax positions, if recognized, would affect the effective tax rate. As with any uncertain tax position, there is a possibility that the ultimate benefit realized could differ from the estimate management has established. Management believes that it is reasonably possible that a portion of unrecognized tax benefits at December 31, 2020 may change during the next twelve months. However, an estimate of the change cannot be made at this time.
ProAssurance recognizes interest and/or penalties related to income tax matters as a component of income tax expense. Interest and penalties recognized in the Consolidated Statements of Income and Comprehensive Income was nominal for each of the years ended December 31, 2020, 2019 and 2018. The accrued liability for interest was approximately $0.5 million and $0.6 million at December 31, 2020 and 2019, respectively.
Income tax expense (benefit) for each of the years ended December 31, 2020, 2019 and 2018 consisted of the following:

(In thousands)	2020	2019	2018
Provision for income taxes:
Current expense (benefit)
Federal and foreign	$(19,885)	$(2,147)	$(6,509)
State	(296)	982	301
Total current expense (benefit)	(20,181)	(1,165)	(6,208)
Deferred expense (benefit)
Federal and foreign	(20,476)	(27,404)	(11,765)
State	(672)	(1,239)	(59)
Total deferred expense (benefit)	(21,148)	(28,643)	(11,824)
Total income tax expense (benefit)	$(41,329)	$(29,808)	$(18,032)

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020
A reconciliation of “expected” income tax expense (benefit) to actual income tax expense (benefit) for each of the years ended December 31, 2020, 2019 and 2018 were as follows:

(In thousands)	2020	2019	2018
Computed “expected” tax expense (benefit)	$(45,582)	$(6,049)	$6,095
Tax-exempt income (1)	(976)	(1,528)	(2,505)
Tax credits	(17,876)	(21,933)	(21,059)
Non-U.S. operating results	(1,307)	(1,447)	2,269
Tax deficiency (excess tax benefit) on share-based compensation	457	99	(275)
Tax rate differential on loss carryback	(7,758)	(3,400)	—
Goodwill impairment	31,413	—	—
Provision-to-return differences	1,217	3,595	(2,309)
Change in uncertain tax positions	(1,674)	1,956	(51)
State income taxes	(561)	(376)	129
Benefit from amended returns	—	(550)	—
Other	1,318	(175)	(326)
Total income tax expense (benefit)	$(41,329)	$(29,808)	$(18,032)
(1) Includes tax-exempt interest, dividends received deduction and change in cash surrender value of BOLI.
The Company's pre-tax loss in 2020 included a $161.1 million goodwill impairment recognized in relation to the Specialty P&C reporting unit during the third quarter of 2020. Of the $161.1 million goodwill impairment, $149.6 million was non-deductible for which no tax benefit was recognized while the remaining $11.5 million was deductible for which a 21% tax benefit was recognized on the related tax amortization. See further discussion on this goodwill impairment in Notes 1 and 6. The tax rate differential on loss carryback for the year ended December 31, 2020 represents the additional tax rate differential of 14% on the carryback of the 2020 and 2019 NOLs to the 2015 and 2014 tax years, respectively, as a result of changes made by the CARES Act to the NOL provisions of the tax law (see further discussion in this section under the heading "Coronavirus Aid, Relief and Economic Security Act").
Tax Cuts and Jobs Act
The TCJA introduced a minimum tax on payments made to related foreign entities referred to as the BEAT. The BEAT is imposed by adding back into the U.S. tax base any base erosion payment made by the U.S. taxpayer to a related foreign entity and applying a minimum tax rate to this newly calculated modified taxable income. Base erosion payments represent any amount paid or accrued by the U.S. taxpayer to a related foreign entity for which a deduction is allowed. Premiums the Company cedes to the SPCs at Inova Re, one of its other wholly owned Cayman Islands reinsurance subsidiaries, do not fall within the scope of base erosion payments as the SPCs at Inova Re have elected to be taxed as U.S. taxpayers. However, premiums the Company cedes to any active SPC at its wholly owned Cayman Islands reinsurance subsidiary, Eastern Re, fall within the scope of base erosion payments and therefore could be significantly impacted by the BEAT. See further discussion on the Company’s Cayman Islands SPC operations in Note 16. Management has evaluated its exposure to the BEAT and has concluded that the Company’s expected outbound deductible payments to related foreign entities are below the threshold for application of the BEAT; therefore, ProAssurance has not recognized any incremental tax expense for the BEAT provision of the TCJA during the years ended December 31, 2020 or 2019.
The TCJA also requires a U.S. shareholder of a controlled foreign corporation to include its GILTI in U.S. taxable income. The GILTI amount is based on the U.S. shareholder’s aggregate share of the gross income of the controlled foreign corporation reduced by certain exceptions and a net deemed tangible income return. The net deemed tangible income return is based on the controlled foreign corporation’s basis in the tangible depreciable business property. Cell rental fee income earned by Inova Re and Eastern Re fall within the scope of the GILTI provisions of the TCJA. Management has evaluated the new GILTI provisions of the TCJA, and has made an accounting policy election to treat the taxes due on the inclusion of GILTI in U.S. taxable income as a current period expense when incurred. ProAssurance recognized a nominal amount of tax expense for the GILTI provision of the TCJA during each of the years ended December 31, 2020 and 2019.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020
Coronavirus Aid, Relief and Economic Security Act
In response to COVID-19, the CARES Act was signed into law on March 27, 2020 and contains several provisions for corporations and eases certain deduction limitations originally imposed by the TCJA. The CARES Act, among other things, includes temporary changes regarding the prior and future utilization of NOLs, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of Social Security taxes and the creation of certain refundable employee retention credits. ProAssurance has an NOL of approximately $45.3 million from the 2020 tax year that will be carried back to the 2015 tax year and is expected to generate a tax refund of approximately $15.9 million. Additionally, ProAssurance had an NOL of approximately $25.6 million from the 2019 tax year which was carried back to the 2014 tax year and generated a tax refund of approximately $9.0 million which we received in February 2021. ProAssurance has evaluated the other provisions of the CARES Act and has concluded that they will not have a material impact on the Company's financial position or results of operations.
6. Goodwill
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
Goodwill is tested for impairment annually or more frequently if circumstances indicate an impairment may have occurred. The date of the Company's annual goodwill impairment test is October 1. Impairment of goodwill is tested at the reporting unit level, which is consistent with the Company's reportable segments identified in Note 16. Of the Company's five reporting units, three have goodwill - Specialty P&C, Workers' Compensation Insurance and Segregated Portfolio Cell Reinsurance.
As discussed in Note 1, during the third quarter of 2020 the Company recorded a pre-tax impairment charge of $161.1 million to fully impair the goodwill in the Specialty P&C reporting unit. The Company performed its annual goodwill impairment assessment as of October 1, 2020. Management concluded that it was not more likely than not that the fair value of each of the Company's two reporting units that have net goodwill was less than the carrying value of each reporting unit as of the testing date; therefore, no goodwill impairment was recorded during the fourth quarter of 2020.
There were no changes in the carrying amount of goodwill or accumulated impairment losses for the year ended December 31, 2019. The table below presents the carrying amount of goodwill and accumulated impairment losses by reporting unit at December 31, 2020:

	Reporting Unit
(In thousands)	Specialty P&C	Workers' Compensation Insurance	Segregated Portfolio Cell Reinsurance	Total
Goodwill, gross as of January 1, 2020	$161,115	$44,110	$5,500	$210,725
Accumulated impairment losses*	(161,115)	—	—	(161,115)
Goodwill, net as of December 31, 2020	$—	$44,110	$5,500	$49,610
*Accumulated impairment losses represents the pre-tax impairment loss of $161.1 million recognized in relation to the Specialty P&C reporting unit during the third quarter of 2020. There were no other impairment losses taken prior to 2020.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020
7. Deferred Policy Acquisition Costs
Policy acquisition costs that are incremental and directly related to the successful production of new and renewal insurance contracts, most significantly agent commissions, premium taxes, and underwriting salaries and benefits, are capitalized as policy acquisition costs and amortized to expense, net of ceding commissions earned, as the related premium revenues are earned. Amortization of DPAC was $110.6 million, $115.3 million and $104.5 million for the years ended December 31, 2020, 2019 and 2018, respectively.
ProAssurance evaluates the recoverability of DPAC typically at the segment level each reporting period, or in a manner that is consistent with the way the Company manages its business. Any amounts estimated to be unrecoverable are charged to expense in the current period as a component of DPAC amortization in the Consolidated Statement of Income and Comprehensive Income.
As part of the evaluation of the recoverability of DPAC, ProAssurance also evaluates its unearned premiums for premium deficiencies. A premium deficiency is recognized if the sum of anticipated losses and loss adjustment expenses, unamortized DPAC and maintenance costs, net of anticipated investment income, exceeds the related unearned premium. If a premium deficiency is identified, the associated DPAC is charged to expense as a component of DPAC amortization in the Consolidated Statement of Income and Comprehensive Income, and a PDR is recorded for the excess deficiency as a component of net losses and loss adjustment expenses in the Consolidated Statement of Income and Comprehensive Income and as a component of the reserve for losses on the Consolidated Balance Sheet. For the years ended December 31, 2020 and 2018, ProAssurance did not determine any DPAC to be unrecoverable. For the year ended December 31, 2019, ProAssurance established a $9.2 million PDR and a nominal amount of DPAC was charged to expense as it was determined to be unrecoverable. The $9.2 million PDR was fully amortized during 2020.
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
ProAssurance believes that the methods it uses to establish reserves are reasonable and appropriate. Each year, ProAssurance uses internal actuaries to review the reserve for losses of each insurance subsidiary. ProAssurance also engages consulting actuaries to review ProAssurance claims data and provide observations regarding cost trends, rate adequacy and ultimate loss costs. The statutory filings of each insurance company with the insurance regulators must be accompanied by a consulting actuary's certification as to their respective reserves. ProAssurance considers the views of the actuaries as well as other factors, such as premium rates, historical paid and incurred loss development trends and an evaluation of the current loss environment including frequency, severity, the expected effect of inflation, general economic and social trends, and the legal and political environment in establishing the amount of its reserve for losses. As of December 31, 2020, the Company expects there will be impacts to these factors as well as to the timing of loss emergence and ultimate loss ratios for certain coverages it underwrites as a result of COVID-19 and the related economic shutdown; however, the extent to which COVID-19 impacts these factors is highly uncertain and cannot be predicted. The industry is experiencing new conditions, including the postponement of court cases, changes in settlement trends and a significant reduction in economic activity and insured exposure in some classes. ProAssurance's booked reserves as of December 31, 2020 include consideration of these factors, but the duration and degree to which these issues persist, along with potential legislative, regulatory or judicial actions, could result in significant changes to the Company's reserve estimates in future periods.
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

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020
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
Reserving Methodologies
For the HCPL, Medical Technology Liability and Workers’ Compensation lines of business, the analysis performed by the consulting actuaries analyzes each partition of the business in a variety of ways and uses multiple actuarial methodologies in performing these analyses, including: Bornhuetter-Ferguson (Paid and Reported) Method, Paid Development Method, Reported (Incurred) Development Method, Average Paid Value Method and Average Reported Value Method. Generally, methods such as the Bornhuetter-Ferguson Method are used on more recent accident years where there is less data available on which to base the analysis. As time progresses and an increased amount of data is available for a given accident year, management gives more confidence to the development and average methods, as these methods typically rely more heavily on ProAssurance's own historical data. These methods emphasize different aspects of loss reserve estimation and provide a variety of perspectives for ProAssurance's decisions.
For the Workers’ Compensation line of business in both the Workers' Compensation Insurance and Segregated Portfolio Cell Reinsurance segments, ProAssurance utilizes the Reported (Incurred) Development Method, Paid Loss Development Method and Bornhuetter-Ferguson Method, to develop the reserve for each accident year. The actuarial review includes the stratification of claims data (lost time claims and medical only claims) using different variations that allow for identification of trends that may not be readily identifiable if the data was evaluated only in the aggregate. Reported and paid loss development factors are key assumptions in the reserve estimation process and are based on ProAssurance’s historical reported and paid loss development patterns. As accident years mature, the various actuarial methodologies produce more consistent loss estimates.
For the Lloyd’s Syndicates segment business, losses are initially estimated using the loss assumptions by risk category incorporated into the business plan submitted to Lloyd’s with consideration given to loss experience incurred to date. These assumptions were influenced by loss results reflected in Lloyd’s historical data for similar risks. As losses are reported and resolved and loss experience becomes more credible from a statistical perspective, actual loss experience is incorporated into the estimates.
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

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020
Activity in the reserve for losses and loss adjustment expenses is summarized as follows:

(In thousands)	2020	2019	2018
Balance, beginning of year	$2,346,526	$2,119,847	$2,048,381
Less reinsurance recoverables on unpaid losses and loss adjustment expenses	390,708	343,820	335,585
Net balance, beginning of year	1,955,818	1,776,027	1,712,796
Net losses:
Current year(1)(2)(3)	711,846	765,698	685,326
Favorable development of reserves established in prior years, net	(50,399)	(11,783)	(92,116)
Total	661,447	753,915	593,210
Paid related to:
Current year	(83,204)	(115,133)	(117,268)
Prior years	(501,969)	(458,991)	(412,711)
Total paid	(585,173)	(574,124)	(529,979)
Net balance, end of year	2,032,092	1,955,818	1,776,027
Plus reinsurance recoverables on unpaid losses and loss adjustment expenses	385,087	390,708	343,820
Balance, end of year	$2,417,179	$2,346,526	$2,119,847
(1) Current year net losses for the year ended December 31, 2019 included incurred losses of $2.1 million related to a loss portfolio transfer entered into during 2019 in the Specialty P&C segment. Current year net losses in 2018 included incurred losses of $25.4 million related to a loss portfolio transfer entered into during the second quarter of 2018, also in the Specialty P&C segment.
(2) Current year net losses for the year ended December 31, 2019 included a PDR of $9.2 million associated with the unearned premium of a large national healthcare account's claims-made policy in the Specialty P&C segment. Current year net losses for the year ended December 31, 2020 included the amortization of the aforementioned $9.2 million PDR which offsets the impact of the losses incurred associated with the premium earned related to the large national healthcare account's claims-made policy. For additional information regarding the PDR see Note 7.
(3) During 2020, the aforementioned large national healthcare account did not renew on terms offered by the Company and exercised its contractual option to purchase extended reporting endorsement or "tail" coverage. As a result, ProAssurance recognized total current year losses of $60.0 million (assumes a full limit loss) within the Specialty P&C segment for the year ended December 31, 2020.
As discussed in Note 1, estimating liability reserves is complex and requires the use of many assumptions. As time passes and ultimate losses for prior years are either known or become subject to a more precise estimation, ProAssurance increases or decreases the reserve estimates established in prior periods. The net favorable loss development recognized in 2020 primarily reflected a lower than anticipated claims severity trend (i.e., the average size of a claim) in the Specialty P&C segment, primarily related to the 2014 through 2017 accident years. The net favorable development also reflected overall favorable trends in claim closing patterns in the Segregated Portfolio Cell Reinsurance and Workers' Compensation Insurance segments. The net favorable loss development recognized in the Segregated Portfolio Cell Reinsurance segment primarily related to the 2014 through 2019 accident years and the net favorable loss development recognized in the Workers' Compensation Insurance segment primarily related to the 2014 through 2017 accident years.
The net favorable loss development recognized for the year ended December 31, 2019 primarily reflected overall favorable trends in claim closing patterns in the Workers' Compensation Insurance and Segregated Portfolio Cell Reinsurance segments, largely offset by net unfavorable loss development recognized in the Specialty P&C segment. The net favorable loss development recognized in the Workers' Compensation Insurance segment primarily related to the 2015 and 2016 accident years and the net favorable loss development recognized in the Segregated Portfolio Cell Reinsurance segment primarily related to the 2015 through 2018 accident years. The net unfavorable loss development recognized in the Specialty P&C segment primarily related to accident years 2016 through 2018. The favorable loss development recognized in 2018 primarily reflected a lower than anticipated claims severity trend for accident years 2011 through 2015.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020
Claims Development
ProAssurance establishes its reserve and manages claims activity by coverage, product or line of business and various categories of reserves have similar characteristics. Therefore, ProAssurance has aggregated these reserve categories into several reserve groups in the following disclosures and tables that provide a more meaningful view of the amount, timing and uncertainty of cash flows arising from the liability. At the same time, these reserve groups present a disaggregated view of the major elements of the overall loss reserve liability. The reserve groups include HCPL claims-made reserve, HCPL occurrence reserve, Medical Technology Liability claims-made reserve, Workers’ Compensation Insurance reserve, Segregated Portfolio Cell Reinsurance - workers' compensation reserve, Syndicate 1729 casualty reserve, Syndicate 1729 property insurance reserve and Syndicate 1729 property reinsurance reserve. All other loss reserve categories are deemed to be less homogeneous or relatively small on a standalone basis and are included in other short-duration lines in the claims development reconciliation.
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
Workers' compensation reserves in the Workers' Compensation Insurance and the Segregated Portfolio Cell Reinsurance segments are each grouped separately due to the difference in the type of coverage provided and the differences in the claims resolution process as compared to other liability insurance. The small amount of HCPL reserves in the Segregated Portfolio Cell Reinsurance segment are included in other short-duration lines.
Finally, claims arising from the Company's participation in Syndicate 1729 are segregated into casualty (insurance and reinsurance), property insurance and property reinsurance groups. Property insurance claims generally have a shorter reporting and resolution time frame as compared to most casualty claims. The reporting and resolution patterns of property reinsurance claims differs from that of property insurance claims due to predominant coverage of catastrophic loss events on an aggregate basis rather than coverage of individual claims. Casualty reinsurance, on the other hand, generally provides coverage on a per-claim basis and the reporting and resolution time frame for these claims is not substantially different than those arising from casualty insurance written by Syndicate 1729. The small amount of reserves associated with the Company's participation in Syndicate 6131 related to contingency and special property business are included in other short-duration lines.
ProAssurance has elected to present reserve history for acquired entities in all periods shown in the tables below, including periods prior to acquisition. With the exception of the Workers' Compensation Insurance and Segregated Portfolio Cell Reinsurance - workers' compensation lines of business, virtually all other acquired entities are captured within the HCPL line of business.
All information prior to 2020 disclosed in the Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance, Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance and Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance tables that follow is presented as supplementary information. The “Cumulative Number of Reported Claims” in the tables that follow includes the combined number of claims for an accident year and excludes projected unreported IBNR claims. A claim is considered reported when ProAssurance becomes aware of and accepts it for coverage under the terms of the Company's insurance contracts.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020
Healthcare Professional Liability Reserve
HCPL loss costs are impacted by many factors, including but not limited to the nature of the claim, including whether or not the claim is an individual or a mass tort claim, the personal situation of the claimant or the claimant's family, the outcome of jury trials, the legislative and judicial climate where any potential litigation may occur, general economic and social conditions and, for claims involving bodily injury, the trend of healthcare costs. ProAssurance sets an initial reserve based upon the evaluation of the current loss environment including frequency, severity, the expected effect of inflation, general economic and social trends, and the legal and political environment. The initial loss ratio for HCPL business has ranged from 87% to 106% in recent years and has recently trended towards the higher end of this range due to increased reserve estimates for a large national healthcare account as well as increases in loss severity in the broader HCPL industry, including our Specialty line of business.
Healthcare Professional Liability Claims-Made

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											December 31, 2020
($ in thousands)	Year Ended December 31,										IBNR*	Cumulative Number of Reported Claims
	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
Accident Year	Unaudited
2011	$348,916	$344,808	$331,884	$305,540	$289,400	$278,258	$264,777	$254,329	$253,163	$251,440	$(1,522)	3,530
2012	—	$341,289	$324,418	$319,613	$306,956	$291,075	$279,589	$271,110	$266,629	264,932	$(180)	3,699
2013	—	—	$315,346	$304,209	$296,550	$287,140	$272,364	$258,251	$248,594	249,477	$(2,266)	3,770
2014	—	—	—	$290,020	$289,397	$280,043	$267,442	$256,968	$244,607	237,091	$(3,596)	3,316
2015	—	—	—	—	$276,492	$269,980	$271,138	$270,814	$256,785	256,082	$(8,109)	3,267
2016	—	—	—	—	—	$271,765	$274,643	$287,551	$293,515	287,142	$(5,250)	3,475
2017	—	—	—	—	—	—	$283,746	$295,883	$331,304	325,919	$(11,542)	3,719
2018	—	—	—	—	—	—	—	$320,772	$377,908	376,111	$(26,964)	4,150
2019	—	—	—	—	—	—	—	—	$377,242	374,525	$69,993	3,574
2020	—	—	—	—	—	—	—	—	—	326,152	$203,515	2,475
Total										$2,948,871
* Includes expected development on reported claims

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
(In thousands)	Year Ended December 31,
	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
Accident Year	Unaudited
2011	$14,417	$71,208	$133,004	$177,089	$198,112	$214,502	$224,982	$233,103	$237,605	$242,034
2012	—	$15,382	$73,571	$145,488	$190,997	$215,220	$231,652	$244,512	$250,806	256,802
2013	—	—	$16,938	$69,657	$127,496	$171,681	$197,265	$213,879	$220,402	231,930
2014	—	—	—	$16,764	$59,485	$116,791	$154,236	$186,239	$200,392	210,534
2015	—	—	—	—	$9,172	$55,731	$111,741	$161,896	$195,047	218,066
2016	—	—	—	—	—	$9,027	$51,869	$109,756	$164,811	203,390
2017	—	—	—	—	—	—	$16,309	$63,171	$134,787	173,183
2018	—	—	—	—	—	—	—	$14,051	$79,291	141,609
2019	—	—	—	—	—	—	—	—	$17,838	66,843
2020	—	—	—	—	—	—	—	—	—	14,100
Total										1,758,491

All outstanding liabilities before 2011, net of reinsurance										16,866
Liabilities for losses and loss adjustment expenses, net of reinsurance										$1,207,246

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020
Healthcare Professional Liability Occurrence

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											December 31, 2020
($ in thousands)	Year Ended December 31,										IBNR*	Cumulative Number of Reported Claims
	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
Accident Year	Unaudited
2011	$45,882	$44,956	$41,453	$39,917	$37,150	$35,004	$32,343	$29,784	$27,533	$27,287	$(254)	344
2012	—	$45,703	$46,513	$44,848	$40,692	$34,774	$32,691	$29,857	$25,705	26,533	$143	400
2013	—	—	$32,746	$36,602	$35,624	$34,393	$30,906	$26,919	$24,857	24,782	$74	360
2014	—	—	—	$30,420	$29,918	$32,143	$29,869	$25,885	$22,243	22,048	$362	347
2015	—	—	—	—	$35,648	$35,347	$37,346	$40,960	$36,468	33,262	$(1,059)	361
2016	—	—	—	—	—	$29,609	$28,790	$27,240	$25,019	29,426	$2,174	373
2017	—	—	—	—	—	—	$24,571	$23,760	$21,148	21,498	$5,199	415
2018	—	—	—	—	—	—	—	$38,420	$41,555	40,304	$11,413	389
2019	—	—	—	—	—	—	—	—	$35,420	34,093	$20,945	339
2020	—	—	—	—	—	—	—	—	—	92,958	$90,916	130
Total										$352,191
* Includes expected development on reported claims

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
(In thousands)	Year Ended December 31,
	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
Accident Year	Unaudited
2011	$291	$2,803	$8,059	$16,544	$19,197	$21,416	$23,194	$24,539	$24,933	$25,111
2012	—	$363	$2,430	$7,705	$12,212	$19,275	$21,435	$23,095	$23,600	24,138
2013	—	—	$369	$3,170	$7,826	$14,753	$16,787	$18,949	$21,241	21,954
2014	—	—	—	$394	$2,260	$7,460	$10,519	$14,604	$17,024	17,708
2015	—	—	—	—	$(350)	$786	$4,854	$11,626	$15,462	22,455
2016	—	—	—	—	—	$(182)	$(195)	$2,883	$10,576	17,918
2017	—	—	—	—	—	—	$(6,809)	$(5,858)	$(2,765)	1,313
2018	—	—	—	—	—	—	—	$65	$2,098	8,562
2019	—	—	—	—	—	—	—	—	$439	3,167
2020	—	—	—	—	—	—	—	—	—	60
Total										142,386

All outstanding liabilities before 2011, net of reinsurance										6,115
Liabilities for losses and loss adjustment expenses, net of reinsurance										$215,920

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
	Unaudited
Healthcare Professional Liability Claims-Made	5.0%	18.0%	22.5%	17.0%	11.3%	6.9%	4.0%	3.4%	2.0%	1.8%
Healthcare Professional Liability Occurrence	(2.6%)	6.4%	16.8%	22.2%	16.6%	11.4%	6.3%	3.2%	1.7%	0.7%

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020
Medical Technology Liability Reserve
The risks insured in the Medical Technology Liability line of business are more varied, and policies are individually priced based on the risk characteristics of the policy and the account. These policies often have substantial deductibles or self-insured retentions, and the insured risks range from startup operations to large multinational entities. Premiums are established using the most recently developed actuarial estimates of losses expected to be incurred based on factors which include: results from prior analysis of similar business, industry indications, observed trends and judgment. Claims in this line of business primarily involve bodily injury to individuals and are affected by factors similar to those of the HCPL line of business. For the Medical Technology Liability line of business, ProAssurance also establishes an initial reserve using a loss ratio approach, including a provision in consideration of historical loss volatility that this line of business has exhibited.
Medical Technology Liability Claims-Made

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											December 31, 2020
($ in thousands)	Year Ended December 31,										IBNR*	Cumulative Number of Reported Claims
	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
Accident Year	Unaudited
2011	$17,249	$20,930	$19,166	$15,836	$13,794	$12,487	$12,358	$8,202	$7,944	$7,725	$60	522
2012	—	$11,162	$9,989	$8,906	$7,441	$5,824	$4,797	$5,051	$3,889	3,868	$51	223
2013	—	—	$9,807	$9,955	$9,536	$7,226	$4,697	$3,566	$3,504	3,305	$201	218
2014	—	—	—	$9,989	$10,306	$9,012	$8,984	$7,679	$6,194	5,888	$396	272
2015	—	—	—	—	$9,376	$8,757	$7,193	$5,929	$5,081	4,664	$1,194	156
2016	—	—	—	—	—	$9,200	$8,467	$7,413	$6,422	6,241	$1,374	182
2017	—	—	—	—	—	—	$11,049	$10,143	$8,306	4,919	$2,017	99
2018	—	—	—	—	—	—	—	$10,141	$8,108	7,506	$4,595	218
2019	—	—	—	—	—	—	—	—	$10,072	8,324	$4,830	354
2020	—	—	—	—	—	—	—	—	—	11,082	$10,497	154
Total										$63,522
* Includes expected development on reported claims

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
(In thousands)	Year Ended December 31,
	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
Accident Year	Unaudited
2011	$118	$2,034	$3,846	$5,062	$7,376	$7,240	$7,799	$7,664	$7,665	$7,665
2012	—	$568	$1,520	$2,805	$3,247	$3,366	$3,676	$3,800	$3,817	3,817
2013	—	—	$102	$1,029	$1,967	$2,599	$3,092	$3,102	$3,102	3,102
2014	—	—	—	$388	$1,527	$2,564	$3,046	$3,724	$3,776	4,074
2015	—	—	—	—	$25	$440	$1,625	$2,097	$2,567	2,911
2016	—	—	—	—	—	$53	$1,690	$2,365	$2,959	4,295
2017	—	—	—	—	—	—	$56	$1,681	$2,017	2,360
2018	—	—	—	—	—	—	—	$6	$191	1,850
2019	—	—	—	—	—	—	—	—	$584	2,552
2020	—	—	—	—	—	—	—	—	—	40
Total										32,666

All outstanding liabilities before 2011, net of reinsurance										351
Liabilities for losses and loss adjustment expenses, net of reinsurance										$31,207

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
	Unaudited
Medical Technology Liability	3.6%	21.2%	21.0%	11.6%	15.2%	3.0%	3.9%	(0.4%)	—%	—%

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020
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
Workers' Compensation Insurance

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											December 31, 2020
($ in thousands)	Year Ended December 31,										IBNR*	Cumulative Number of Reported Claims
	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
Accident Year	Unaudited
2011	$65,665	$65,783	$71,521	$72,280	$72,420	$72,495	$72,495	$72,495	$72,445	$72,445	$21	15,245
2012	—	$80,285	$76,551	$75,848	$76,357	$75,836	$75,576	$75,076	$75,076	75,076	$672	16,204
2013	—	—	$86,973	$85,935	$86,928	$88,010	$87,260	$87,260	$89,760	89,560	$983	16,429
2014	—	—	—	$93,019	$93,529	$93,029	$93,029	$93,029	$93,029	91,329	$1,594	16,210
2015	—	—	—	—	$100,101	$100,454	$98,454	$97,654	$96,354	93,054	$2,248	16,550
2016	—	—	—	—	—	$101,348	$97,348	$92,148	$84,799	82,799	$2,149	15,978
2017	—	—	—	—	—	—	$99,874	$99,874	$99,874	97,874	$4,581	16,083
2018	—	—	—	—	—	—	—	$118,095	$118,095	120,095	$2,054	18,009
2019	—	—	—	—	—	—	—	—	$119,752	119,752	$9,768	17,517
2020	—	—	—	—	—	—	—	—	—	106,145	$35,455	13,994
Total										$948,129
* Includes expected development on reported claims

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
(In thousands)	Year Ended December 31,
	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
Accident Year	Unaudited
2011	$21,993	$50,900	$62,307	$67,945	$70,146	$70,934	$71,662	$71,856	$71,927	$72,013
2012	—	$27,448	$56,122	$65,908	$70,558	$72,766	$73,662	$73,676	$73,768	73,851
2013	—	—	$30,554	$63,825	$76,813	$82,369	$85,689	$86,783	$87,466	87,772
2014	—	—	—	$30,368	$65,922	$77,631	$85,022	$87,314	$87,998	88,487
2015	—	—	—	—	$32,078	$65,070	$78,947	$83,483	$86,528	87,884
2016	—	—	—	—	—	$28,377	$58,192	$69,237	$74,886	76,954
2017	—	—	—	—	—	—	$31,586	$70,333	$82,289	87,129
2018	—	—	—	—	—	—	—	$41,619	$86,063	104,216
2019	—	—	—	—	—	—	—	—	$40,994	88,008
2020	—	—	—	—	—	—	—	—	—	33,431
Total										799,745

All outstanding liabilities before 2011, net of reinsurance										3,425
Liabilities for losses and loss adjustment expenses, net of reinsurance										$151,809

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
	Unaudited
Workers' Compensation Insurance	33.6%	37.9%	14.0%	6.4%	3.0%	1.1%	0.6%	0.2%	0.1%	0.1%

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020
Segregated Portfolio Cell Reinsurance - Workers' Compensation Reserve
The Company estimates and reserves for the workers' compensation business assumed by the Segregated Portfolio Cell Reinsurance segment in the same manner as for its workers' compensation business in the Workers' Compensation Insurance segment, as previously discussed.
Segregated Portfolio Cell Reinsurance - Workers' Compensation

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											December 31, 2020
($ in thousands)	Year Ended December 31,										IBNR*	Cumulative Number of Reported Claims
	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
Accident Year	Unaudited
2011	$18,790	$19,360	$19,629	$19,282	$18,644	$18,725	$18,666	$18,606	$18,522	$18,212	$27	3,154
2012	—	$22,940	$21,513	$21,048	$20,028	$19,972	$19,864	$19,799	$19,727	19,602	$152	3,454
2013	—	—	$23,809	$25,310	$26,758	$26,619	$26,260	$26,033	$25,938	25,546	$104	3,723
2014	—	—	—	$28,248	$28,423	$29,000	$28,373	$28,281	$27,919	27,482	$188	4,433
2015	—	—	—	—	$36,423	$32,519	$28,746	$27,548	$26,720	26,121	$372	4,949
2016	—	—	—	—	—	$37,601	$34,055	$30,998	$29,424	28,437	$515	5,327
2017	—	—	—	—	—	—	$42,725	$38,594	$34,246	32,879	$775	5,706
2018	—	—	—	—	—	—	—	$43,654	$41,283	40,017	$2,979	6,373
2019	—	—	—	—	—	—	—	—	$48,505	42,345	$6,461	6,081
2020	—	—	—	—	—	—	—	—	—	40,094	$16,479	5,587
Total										$300,735
* Includes expected development on reported claims

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
(In thousands)	Year Ended December 31,
	2011	2012	2013	2014	2015	2016	2017	2018	2019	2020
Accident Year	Unaudited
2011	$5,940	$14,045	$17,197	$17,869	$18,054	$18,177	$18,176	$18,185	$18,185	$18,185
2012	—	$7,808	$14,740	$17,728	$18,474	$19,208	$19,402	$19,328	$19,311	19,340
2013	—	—	$8,131	$19,054	$24,268	$25,209	$25,366	$25,489	$25,440	25,442
2014	—	—	—	$9,933	$21,880	$26,173	$26,810	$26,959	$27,083	27,110
2015	—	—	—	—	$11,257	$21,706	$23,977	$24,781	$25,033	25,125
2016	—	—	—	—	—	$10,980	$23,003	$26,285	$27,162	27,211
2017	—	—	—	—	—	—	$12,404	$24,791	$28,853	31,140
2018	—	—	—	—	—	—	—	$12,517	$27,501	33,236
2019	—	—	—	—	—	—	—	—	$15,100	29,604
2020	—	—	—	—	—	—	—	—	—	11,238
Total										247,631

All outstanding liabilities before 2011, net of reinsurance										600
Liabilities for losses and loss adjustment expenses, net of reinsurance										$53,704

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
	Unaudited
Segregated Portfolio Cell Reinsurance - workers' compensation	35.5%	39.8%	14.4%	3.8%	1.2%	0.6%	(0.1%)	—%	0.1%	—%

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020
Syndicate 1729 Reserve
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
Syndicate 1729 Casualty

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance								December 31, 2020
($ in thousands)		Year Ended December 31,						IBNR(1)	Cumulative Number of Reported Claims(2)
	2014	2015	2016	2017	2018	2019	2020
Accident Year		Unaudited
2014	$6,110	$5,812	$5,610	$5,547	$5,472	$5,432	$5,435	$333	nm
2015	—	$14,810	$14,510	$14,398	$14,232	$14,181	14,031	$1,156	nm
2016	—	—	$19,535	$19,669	$19,552	$19,344	18,358	$2,511	nm
2017	—	—	—	$22,069	$21,824	$21,207	23,130	$4,502	nm
2018	—	—	—	—	$18,688	$18,120	16,569	$7,181	nm
2019	—	—	—	—	—	$15,990	16,699	$11,190	nm
2020	—	—	—	—	—	—	15,258	$12,714	nm
Total							$109,480
(1) Includes expected development on reported claims
(2) The abbreviation "nm" indicates that the information is not meaningful

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
(In thousands)	Year Ended December 31,
	2014	2015	2016	2017	2018	2019	2020
Accident Year		Unaudited
2014	$20	$474	$4,092	$4,214	$4,320	$4,580	$4,852
2015	—	$724	$6,307	$10,313	$10,947	$11,654	12,104
2016	—	—	$2,495	$8,441	$12,869	$13,596	14,436
2017	—	—	—	$2,611	$8,301	$12,871	14,990
2018	—	—	—	—	$1,852	$4,905	6,710
2019	—	—	—	—	—	$1,124	2,831
2020	—	—	—	—	—	—	1,982
Total							57,905

All outstanding liabilities before 2014, net of reinsurance							—
Liabilities for losses and loss adjustment expenses, net of reinsurance							$51,575

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020
Syndicate 1729 Property Insurance

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance								December 31, 2020
($ in thousands)	Year Ended December 31,							IBNR(1)	Cumulative Number of Reported Claims
	2014	2015	2016	2017	2018	2019	2020
Accident Year		Unaudited
2014	$890	$1,089	$888	$864	$866	$831	$882	$8	68
2015	—	$5,519	$5,917	$6,194	$6,159	$5,886	5,215	$61	538
2016	—	—	$11,896	$12,984	$12,823	$12,475	12,835	$152	1,467
2017	—	—	—	$15,018	$17,634	$19,976	19,866	$275	2,686
2018	—	—	—	—	$20,636	$21,888	21,903	$307	3,612
2019	—	—	—	—	—	$18,010	19,664	$983	4,122
2020	—	—	—	—	—	—	18,456	$3,411	2,848
Total							$98,821
(1) Includes expected development on reported claims

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
(In thousands)	Year Ended December 31,
	2014	2015	2016	2017	2018	2019	2020
Accident Year		Unaudited
2014	$267	$1,005	$836	$854	$857	$860	$860
2015	—	$3,165	$4,022	$4,808	$4,869	$5,018	5,117
2016	—	—	$7,751	$10,939	$12,343	$12,400	12,623
2017	—	—	—	$8,221	$16,439	$19,404	20,097
2018	—	—	—	—	$9,918	$17,248	19,769
2019	—	—	—	—	—	$5,575	11,643
2020	—	—	—	—	—	—	7,361
Total							77,470

All outstanding liabilities before 2014, net of reinsurance							—
Liabilities for losses and loss adjustment expenses, net of reinsurance							$21,351

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020
Syndicate 1729 Property Reinsurance

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance								December 31, 2020
($ in thousands)	Year Ended December 31,							IBNR(1)	Cumulative Number of Reported Claims (2)
	2014	2015	2016	2017	2018	2019	2020
Accident Year	Unaudited
2014	$831	$929	$989	$989	$1,125	$1,120	$1,112	$—	nm
2015	—	$2,788	$2,825	$2,275	$2,328	$2,377	2,455	$59	nm
2016	—	—	$4,497	$4,050	$3,368	$2,832	2,498	$98	nm
2017	—	—	—	$6,861	$7,832	$6,868	7,947	$44	nm
2018	—	—	—	—	$8,840	$6,398	2,887	$590	nm
2019	—	—	—	—	—	$10,977	13,333	$1,704	nm
2020	—	—	—	—	—	—	8,400	$3,032	nm
Total							$38,632
(1) Includes expected development on reported claims
(2) The abbreviation "nm" indicates that the information is not meaningful

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
(In thousands)	Year Ended December 31,
	2014	2015	2016	2017	2018	2019	2020
Accident Year	Unaudited
2014	$79	$917	$984	$984	$1,125	$1,120	$1,112
2015	—	$1,313	$1,804	$1,996	$2,234	$2,267	2,303
2016	—	—	$613	$1,667	$2,136	$2,192	2,215
2017	—	—	—	$4,147	$7,300	$8,947	7,563
2018	—	—	—	—	$547	$1,644	1,663
2019	—	—	—	—	—	$4,974	8,575
2020	—	—	—	—	—	—	3,931
Total							27,362

All outstanding liabilities before 2014, net of reinsurance							—
Liabilities for losses and loss adjustment expenses, net of reinsurance							$11,270

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
Unaudited
Syndicate 1729 Casualty	3.2%	17.5%	24.5%	18.4%	11.9%	8.5%	5.8%	3.7%	2.0%	0.3%
Syndicate 1729 Property Insurance	33.5%	58.9%	7.7%	—%	—%	—%	—%	—%	—%	—%
Syndicate 1729 Property Reinsurance	37.8%	49.1%	13.0%	0.1%	—%	—%	—%	—%	—%	—%

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020
Below is a reconciliation of the claims development information to the Consolidated Balance Sheet:

(In thousands)	December 31, 2020
Net outstanding liabilities
Healthcare Professional Liability claims-made	$1,207,246
Healthcare Professional Liability occurrence	215,920
Medical Technology Liability claims-made	31,207
Workers' Compensation Insurance	151,809
Segregated Portfolio Cell Reinsurance - workers' compensation	53,704
Syndicate 1729 casualty	51,575
Syndicate 1729 property insurance	21,351
Syndicate 1729 property reinsurance	11,270
Other short-duration lines	94,621
Liabilities for losses and loss adjustment expenses, net of reinsurance	1,838,703

Reinsurance recoverable on unpaid losses
Healthcare Professional Liability claims-made	190,378
Healthcare Professional Liability occurrence	43,241
Medical Technology Liability claims-made	30,701
Workers' Compensation Insurance	50,809
Segregated Portfolio Cell Reinsurance - Workers' Compensation	25,182
Syndicate 1729 casualty	6,902
Syndicate 1729 property insurance	9,344
Syndicate 1729 property reinsurance	8,689
Other short-duration lines	19,841
Total reinsurance recoverable on unpaid losses and loss adjustment expenses	385,087

Reserve for the future utilization of the DDR benefit	74,200
Unallocated loss adjustment expenses	111,827
Loss portfolio transfers (1)	7,883
Other	(521)
193,389
Gross liability for losses and loss adjustment expenses	$2,417,179
(1) Represents the reserve for retroactive coverages, net of any applicable deferred gains, related to the loss portfolio transfers entered into during 2019 and 2018.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020
9. Commitments and Contingencies
ProAssurance is involved in various legal actions related to insurance policies and claims handling including, but not limited to, claims asserted by policyholders. These types of legal actions arise in the Company's ordinary course of business and, in accordance with GAAP for insurance entities, are considered as a part of the Company's loss reserving process, which is described in detail under the heading "Losses and Loss Adjustment Expenses" in the Accounting Policies section in Note 1. ProAssurance also has other direct actions against the Company unrelated to its claims activity which are evaluated and accounted for as a part of other liabilities. For these corporate legal actions, the Company evaluates each case separately and establishes what it believes is an appropriate reserve based on GAAP guidance related to contingent liabilities. As of December 31, 2020 there were no material reserves established for corporate legal actions.
As a member of Lloyd's, ProAssurance has obligations to Syndicate 1729 and Syndicate 6131 including a Syndicate Credit Agreement and FAL requirements. The Syndicate Credit Agreement is an unconditional revolving credit agreement to the Premium Trust Fund of Syndicate 1729 for the purpose of providing working capital with maximum permitted borrowings of £30.0 million (approximately $41.0 million at December 31, 2020). The Syndicate Credit Agreement has a maturity date of December 31, 2021 and contains an annual auto-renewal feature which allows for ProAssurance to elect to non-renew if notice is given at least 30 days prior to the next auto-renewal date, which is one year prior to the maturity date. Under the Syndicate Credit Agreement, advances bear interest at 3.8% annually and may be repaid at any time but are repayable upon demand after December 31, 2021, subject to extension through the auto-renewal feature. As of December 31, 2020, there were no outstanding borrowings under the Syndicate Credit Agreement. ProAssurance provides FAL to support underwriting by Syndicate 1729 and Syndicate 6131 and is comprised of investment securities and cash and cash equivalents deposited with Lloyd's with a total fair value of approximately $106.2 million at December 31, 2020 (see Note 3). During 2020, ProAssurance received a return of approximately $32.3 million of cash and cash equivalents from its FAL balances given the Company's reduced participation in the results of Syndicate 1729 for the 2020 underwriting year to 29% from 61%.
ProAssurance has entered into financial instrument transactions that may present off-balance sheet credit risk or market risk. These transactions include a short-term loan commitment and commitments to provide funding to non-public investment entities. Under the short-term loan commitment, ProAssurance has agreed to advance funds on a 30 day basis to a counterparty provided there is no violation of any condition established in the contract. As of December 31, 2020, ProAssurance had total funding commitments related to non-public investment entities as well as the short-term loan commitment of approximately $196.7 million which included the amount at risk if the full short-term loan is extended and the counterparties default. However, the credit risk associated with the short-term loan commitment is minimal as the counterparties to the contract are highly rated commercial institutions and to-date have been performing in accordance with their contractual obligations. Of these total funding commitments, $0.7 million is related to qualified affordable housing project tax credit investments and is expected to be paid as follows: $0.3 million in 2021, $0.3 million in 2022 and 2023 combined and $0.1 million in 2024 and 2025 combined. ProAssurance’s expected credit losses associated with this short-term loan commitment were nominal in amount as of December 31, 2020.
In October 2018, ProAssurance entered into an agreement with a company for a minimum commitment of two years to provide data analytics services for certain product lines within the Company's HCPL book of business. In October 2020, ProAssurance executed an amendment to this agreement which extended the commitment an additional one year for an annual fee of approximately $2.4 million and additional variable quarterly incentive fees based on service utilization metrics prescribed in the contract. In addition, the amended agreement includes an optional three-month extension feature if notice is given at least 30 days prior to the end of the contract. ProAssurance incurred operating expenses associated with this agreement of $4.3 million and $4.9 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, the remaining commitment under this agreement was estimated to be approximately $1.8 million, which includes estimated variable quarterly incentive fees.
ProAssurance has entered into a definitive agreement to acquire NORCAL, an underwriter of medical professional liability insurance, subject to the demutualization of NORCAL Mutual, NORCAL's ultimate controlling party. Upon satisfaction of the various remaining regulatory approvals required, both companies are anticipating to close the transaction in the second quarter of 2021. Subject to NORCAL’s conversion from a mutual company to a stock company, ProAssurance has agreed to acquire 100% of the converted company stock in exchange for base consideration of $450 million and contingent consideration of up to an additional $150 million depending on the development of NORCAL’s ultimate losses over a three-year period following the acquisition date. The actual final cost of the transaction could vary due to the ability of NORCAL’s policyholders to elect forms of consideration other than stock in the demutualization transaction as provided by California law. Those alternative consideration options are tied to an appraised value of NORCAL as determined by the California insurance regulator rather than the price per share ProAssurance has agreed to pay for 100% of NORCAL assuming that all policyholders elect to receive stock. Further, the transaction is subject to a number of closing conditions, including a maximum

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020
threshold for one of the alternative forms of consideration in the demutualization, a minimum threshold for the number of NORCAL shares tendered to ProAssurance, and various required regulatory approvals. The Agreement and Plan of Acquisition is included as Exhibit 10.19 of this report.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020
10. Leases
ProAssurance is involved in a number of operating leases primarily for office facilities. Office facility leases have remaining lease terms ranging from one year to eleven years; some of which include options to extend the leases for up to fifteen years, and some of which include an option to terminate the lease within one year. ProAssurance subleases certain office facilities to third parties and classifies these leases as operating leases.
The following table provides a summary of the components of net lease expense as well as the reporting location in the Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2020 and 2019.

(In thousands)	Location in the Consolidated Statements of Income and Comprehensive Income	Year Ended December 31
		2020	2019
Operating lease expense (1)	Operating expense	$4,355	$4,485
Sublease income (2)	Other income	(143)	(152)
Net lease expense		$4,212	$4,333
(1) Includes short-term lease costs and variable lease costs, if applicable. For the years ended December 31, 2020 and 2019, no short-term lease costs were recognized and variable lease costs were nominal in amount.

(2) Sublease income excludes rental income from owned properties of $2.5 million during each of the years ended December 31, 2020 and 2019, which is included in other income. See “Item 2. Properties” for a listing of currently owned properties.

The following table provides supplemental lease information for operating leases on the Consolidated Balance Sheet as of December 31, 2020 and December 31, 2019.

	Year Ended December 31
($ in thousands)	2020	2019
Operating lease ROU assets	$19,013	$21,074
Operating lease liabilities	$20,116	$22,051
Weighted-average remaining lease term	8.31 years	8.74 years
Weighted-average discount rate	2.97%	3.08%
The following table provides supplemental lease information for the Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019.

	Year Ended December 31
(In thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$127	$976

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020
The following table is a schedule of remaining future minimum lease payments for operating leases that had an initial or remaining non-cancellable lease term in excess of one year as of December 31, 2020.

(In thousands)
2021	$4,145
2022	3,306
2023	2,608
2024	2,026
2025	1,783
Thereafter	8,875
Total future minimum lease payments	22,743
Less: Imputed interest	2,627
Total operating lease liabilities	$20,116

11. Debt
ProAssurance’s outstanding debt consisted of the following:

(In thousands)	December 31, 2020	December 31, 2019
Senior Notes due 2023, unsecured, interest at 5.3% annually	$250,000	$250,000
Mortgage Loans, outstanding borrowings are secured by first priority liens on two office buildings, and bear an interest rate of three-month LIBOR plus 1.325% (1.58% and 3.21%, respectively) determined on a quarterly basis.	36,113	37,617
Total principal	286,113	287,617
Less unamortized debt issuance costs	1,400	1,796
Debt less unamortized debt issuance costs	$284,713	$285,821
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
Mortgage Loans
During 2017, two of ProAssurance's subsidiaries each entered into ten-year mortgage loans collectively totaling $40.5 million (Mortgage Loans) with one lender in connection with the recapitalization of two office buildings. The Mortgage Loans, which mature in December 2027, accrue interest at three-month LIBOR plus 1.325% with principal and interest payable on a quarterly basis. To manage the Company's exposure to increases in LIBOR on the Mortgage Loans, ProAssurance entered into an interest rate cap agreement with a notional amount of $35 million. Per the interest rate cap agreement, the Company is entitled to receive cash payments if and when the three-month LIBOR exceeds 2.35%. Additional information on the Company's derivative instruments is provided in Note 2.
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

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020
At December 31, 2020, contractual maturities of the Mortgages Loans for each of the next five years, excluding interest payments, are as follows:

(In thousands)	Principal Payments Due by Period
2021	$1,559
2022	1,617
2023	1,677
2024	1,740
2025	1,805
Thereafter	27,715
Total principal payments	$36,113
Revolving Credit Agreement
ProAssurance has a Revolving Credit Agreement with seven participating lenders. The Revolving Credit Agreement, which expires November 2024, may be used for general corporate purposes, including, but not limited to, short-term working capital, share repurchases as authorized by the Board and support for other activities. ProAssurance's Revolving Credit Agreement permits borrowings up to $250 million, and has available a $50 million accordion feature which, if successfully subscribed, would expand the permitted borrowings to a maximum of $300 million. The Revolving Credit Agreement permits ProAssurance to borrow, repay and reborrow from the lenders during the term of the Revolving Credit Agreement. All borrowings are required to be repaid prior to the expiration date of the Revolving Credit Agreement. ProAssurance is required to pay a commitment fee, ranging from 0.15% to 0.30% based on ProAssurance’s credit ratings, on the average unused portion of the credit line during the term of the Revolving Credit Agreement. Borrowings under the Revolving Credit Agreement may be secured or unsecured and accrue interest at a selected base rate, adjusted by a margin, which can vary from 0% to 1.88%, based on ProAssurance’s credit ratings and whether the borrowing is secured or unsecured. The base rate selected may either be the current one-, three- or six-month LIBOR, with the LIBOR term selected fixing the interest period for which the rate is effective. If no selection is made, the base rate defaults to the highest of (1) the Prime rate, (2) the Federal Funds rate plus 0.5% or (3) the one-month LIBOR plus 1.0%, determined daily. Rates are reset each successive interest period until the borrowing is repaid.
The Revolving Credit Agreement contains customary representations, covenants and events constituting default, and remedies for default. Additionally, the Revolving Credit Agreement carries the following financial covenants:
(1)ProAssurance is not permitted to have a leverage ratio of consolidated funded indebtedness (principally, obligations for borrowed money, obligations evidenced by instruments such as notes or acceptances, standby and commercial letters of credit, and contingent obligations) to consolidated total capitalization (principally, total non-trade liabilities on a consolidated basis plus consolidated shareholders’ equity, exclusive of AOCI) greater than 0.35 to 1.0, determined at the end of each fiscal quarter.
(2)ProAssurance is required to maintain a minimum net worth, excluding AOCI, of at least $1.0 billion.
Funds borrowed under the terms of the Revolving Credit Agreement will be used for general corporate purposes, including, but not limited to, use as short-term working capital, funding for share repurchases as authorized by the Board and support for other activities, such as the planned acquisition of NORCAL (see Note 9).
Covenant Compliance
ProAssurance is currently in compliance with all covenants.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020
12. Shareholders’ Equity
At December 31, 2020 and 2019, ProAssurance had 100 million shares of authorized common stock and 50 million shares of authorized preferred stock. The Board has the authority to determine provisions for the issuance of preferred shares, including the number of shares to be issued, the designations, powers, preferences and rights, and the qualifications, limitations or restrictions of such shares.
The following is a summary of changes in common shares issued and outstanding during the years ended December 31, 2020, 2019 and 2018:

(In thousands)	2020	2019	2018
Issued and outstanding shares - January 1	53,792	53,637	53,457
Shares issued due to vesting of share-based compensation awards	54	132	135
Other shares issued for compensation and shares reissued to stock purchase plan*	47	23	45
Issued and outstanding shares - December 31	53,893	53,792	53,637
* Shares issued were valued at fair value (the market price of a ProAssurance common share on the date of issue).
As of December 31, 2020, approximately 1.6 million of ProAssurance's authorized common shares were reserved by the Board for award or issuance under the incentive compensation plans described in Note 13 and an additional 0.5 million of authorized common shares were reserved for the issuance of currently outstanding restricted share and performance share unit awards.
ProAssurance declared cash dividends during 2020, 2019 and 2018 as follows:

	Cash Dividends Declared, per Share
	2020	2019	2018
First Quarter	$0.31	$0.31	$0.31
Second Quarter	$0.05	$0.31	$0.31
Third Quarter	$0.05	$0.31	$0.31
Fourth Quarter	$0.05	$0.31	$0.31
Fourth Quarter - Special dividend	$—	$—	$0.50
Quarterly dividends were paid in the month following the quarter in which they were declared. Dividends declared during 2020, 2019 and 2018 totaled $24.8 million, $66.7 million and $94.3 million, respectively.
ProAssurance's ability to pay dividends to its shareholders is limited by its holding company structure, to the extent of the net assets held by its insurance subsidiaries, as discussed in Note 18. Otherwise, there are no other regulatory restrictions on ProAssurance's retained earnings or net income that materially impact its ability to pay dividends. Based on shareholders' equity at December 31, 2020, total equity of $266.6 million was free of debt covenant restrictions regarding the payment of dividends. However, any decision to pay future cash dividends is subject to the Board’s final determination after a comprehensive review of financial performance, future expectations and other factors deemed relevant by the Board.
As of December 31, 2020, Board authorizations for the repurchase of common shares or the retirement of outstanding debt of $109.6 million remained available for use. The timing and quantity of purchases depends upon market conditions and changes in ProAssurance's capital requirements and is subject to limitations that may be imposed on such purchases by applicable securities laws and regulations as well as the rules of the NYSE.
Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)
The following tables provide a detailed breakout of the components of AOCI and the amounts reclassified from AOCI to net income (loss). The tax effects of all amounts in the tables below, except for an immaterial amount of unrealized gains and losses on available-for-sale securities held at the Company's U.K. subsidiary, were computed using the enacted U.S. federal corporate tax rate of 21%. For the years ended December 31, 2020 and 2019, OCI included a deferred tax expense of $9.6 million and $14.2 million, respectively, and a deferred tax benefit of $9.6 million for the year ended December 31, 2018.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020
The changes in the balance of each component of AOCI for the years ended December 31, 2020, 2019 and 2018 were as follows:

(In thousands)	Unrealized Investment Gains (Losses)	Non-credit Impairments	Unrecognized Change in Defined Benefit Plan Liabilities(1)	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2019	$37,333	$(300)	$(78)	$36,955
OCI, before reclassifications, net of tax	46,383	(187)	(26)	46,170
Amounts reclassified from AOCI, net of tax	(8,328)	430	—	(7,898)
Net OCI, current period	38,055	243	(26)	38,272
Balance December 31, 2020	$75,388	$(57)	$(104)	$75,227

(In thousands)	Unrealized Investment Gains (Losses)	Non-credit Impairments	Unrecognized Change in Defined Benefit Plan Liabilities(1)	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2018	$(16,733)	$(121)	$(57)	$(16,911)
OCI, before reclassifications, net of tax	56,041	(179)	(21)	55,841
Amounts reclassified from AOCI, net of tax	(1,975)	—	—	(1,975)
Net OCI, current period	54,066	(179)	(21)	53,866
Balance December 31, 2019	$37,333	$(300)	$(78)	$36,955

(In thousands)	Unrealized Investment Gains (Losses)	Non-credit Impairments	Unrecognized Change in Defined Benefit Plan Liabilities(1)	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2017	$15,453	$(503)	$(39)	$14,911
Cumulative-effect adjustment(2)	3,524	(108)	—	3,416
OCI, before reclassifications, net of tax	(35,494)	—	(18)	(35,512)
Amounts reclassified from AOCI, net of tax	(216)	490	—	274
Net OCI, current period	(35,710)	490	(18)	(35,238)
Balance December 31, 2018	$(16,733)	$(121)	$(57)	$(16,911)
(1) Represents the reestimation of the defined benefit plan liability assumed in the Eastern acquisition. The defined benefit plan is frozen as to the earnings of additional benefits and the benefit plan liability is reestimated annually.

(2) Due to the adoption of ASU 2018-02, ProAssurance recorded a cumulative-effect adjustment as of January 1, 2018 which increased beginning AOCI and decreased retained earnings in order to reclassify stranded tax effects that resulted from the change in enacted federal corporate tax rate from 35% to 21% as a result of the TCJA.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020
13. Share-Based Payments
Share-based compensation costs are primarily classified as a component of operating expense.
During 2020, 2019 and 2018, ProAssurance provided share-based compensation to employees utilizing two types of awards: restricted share units and performance share units. During 2019 and 2018, ProAssurance also provided share-based compensation to employees utilizing purchase match units. The restricted share and performance share awards were made under either the ProAssurance Corporation Amended and Restated 2014 Equity Incentive Plan or the ProAssurance Corporation 2008 Equity Incentive Plan. The Compensation Committee of the Board is responsible for the administration of both plans.
The following table provides a summary of compensation expense and the total related tax benefit recognized during each period as well as estimated compensation cost that will be charged to expense in future periods.

	Share-Based Compensation Expense			Unrecognized Compensation Cost
	Year Ended December 31			December 31, 2020
($ in millions, except remaining recognition period)	2020	2019	2018	Amount	Weighted Average Remaining Recognition Period
Total share-based compensation expense	$3.8	$3.5	$5.3	$4.7	2.1
Tax benefit recognized	$0.8	$0.7	$1.1
The majority of awards are equity classified awards and are charged to expense as an increase to additional paid-in capital over the service period (generally the vesting period) associated with the award. However, a nominal amount of awards are liability classified awards and are recorded as a liability as they are structured to be settled in cash. As of December 31, 2020, share-based compensation expense related entirely to restricted share units. Restricted share and performance share units vest in their entirety generally at the end of a three-year period, except for certain restricted share units granted in 2019 which will vest at the end of a five-year period, following the grant date based on a continuous service requirement and, for performance share units, achievement of a performance objective. Partial vesting is permitted for retirees. All non-vested purchase match units at December 31, 2018 were fully vested in the fourth quarter of 2019; previously, units vested over a three-year period based on a service requirement with partial vesting permitted for all participants. For the restricted share and purchase match units, a single share of ProAssurance common stock is issued per vested unit. For performance share units, the number of shares of ProAssurance common stock issued per vested unit varies based on performance goals achieved. For equity classified awards, units sufficient to satisfy required tax withholdings are paid in cash rather than in shares of ProAssurance common stock. Liability classified awards, which are nominal in amount, are settled in cash at the end of the vesting period.
Restricted Share Units
Activity for restricted share units during 2020, 2019 and 2018 is summarized below. Grant date fair values are based on the market value of a share of ProAssurance common stock on the date of grant less the estimated net present value of expected dividends during the vesting period.

	2020		2019		2018
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Beginning non-vested balance	320,625	$43.99	267,323	$49.16	269,520	$48.63
Granted	111,758	$29.18	164,196	$36.96	85,797	$44.73
Forfeited	(9,054)	$40.13	(3,832)	$45.09	(3,878)	$50.07
Vested and released	(83,525)	$56.74	(107,062)	$46.06	(84,116)	$42.90
Ending non-vested balance	339,804	$36.09	320,625	$43.99	267,323	$49.16
The aggregate grant date fair value of restricted share units vested and released in 2020, 2019 and 2018 totaled $4.7 million, $4.9 million and $3.6 million, respectively. The aggregate intrinsic value of restricted share units vested and released in 2020, 2019 and 2018 (including units paid in cash to cover tax withholdings) totaled $2.6 million, $4.6 million and $4.1 million, respectively.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020
Performance Share Units
Performance share units vest only if minimum performance objectives are met, and the number of units earned varies from 50% to 200% of a base award depending upon the degree to which stated performance objectives are achieved. Performance share unit activity for 2020, 2019 and 2018 is summarized below. The table reflects the base number of units; actual awards that vest depend upon the extent to which performance objectives are achieved. Grant date fair values are based on the market value of a share of ProAssurance common stock on the date of grant less the estimated net present value of expected dividends during the vesting period.

	2020		2019		2018
	Base Units	Weighted Average Grant Date Fair Value	Base Units	Weighted Average Grant Date Fair Value	Base Units	Weighted Average Grant Date Fair Value
Beginning non-vested balance	100,370	$50.10	135,202	$49.95	212,105	$47.11
Granted	38,609	$29.18	25,168	$40.18	27,202	$44.73
Forfeited	—	$—	—	$—	—	$—
Expired*	(48,000)	$58.35	—	$—	—	$—
Vested and released	—	$—	(60,000)	$45.59	(104,105)	$42.79
Ending non-vested balance	90,979	$36.87	100,370	$50.10	135,202	$49.95
*Represents performance share units that did not vest as minimum performance objectives were not achieved.
The aggregate grant date fair value of performance share units (base level) vested and released in 2019 and 2018 totaled $2.7 million and $4.5 million, respectively; there were no performance share units vested and released in 2020 as minimum performance objectives were not achieved. The aggregate intrinsic value of performance share units (base level) vested and released in 2019 and 2018 (including units paid in cash to cover tax withholdings) totaled $2.6 million and $5.0 million, respectively. The weighted average level at which the vested units were issued was 95% and 125% during 2019 and 2018, respectively, based on performance levels achieved.
Purchase Match Units
The ProAssurance Corporation 2011 Employee Stock Ownership Plan provided a purchase match unit for each share of ProAssurance common stock purchased with contributions by eligible plan participants, with participant contributions subject to a $5,000 annual limit per participant. During 2017, the ProAssurance Corporation 2011 Employee Stock Ownership Plan was discontinued and the existing non-vested purchase match units were fully vested in the fourth quarter of 2019. Purchase match unit activity during 2019 and 2018 is summarized below. Grant date fair values are based on the market value of a ProAssurance common share on the date of grant less the estimated net present value of expected dividends during the vesting period.

	2020		2019		2018
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Beginning non-vested balance	—	$—	44,682	$51.05	70,292	$49.40
Granted	—	$—	—	$—	—	$—
Forfeited	—	$—	(1,400)	$51.47	(1,594)	$50.19
Vested and released	—	$—	(43,282)	$51.03	(24,016)	$46.28
Ending non-vested balance	—	$—	—	$—	44,682	$51.05
The aggregate grant date fair value of purchase match units vested and released in 2019 and 2018 totaled $2.2 million and $1.1 million, respectively. The aggregate intrinsic value of purchase match share units vested and released in 2019 and 2018 (including units paid in cash to cover tax withholdings) totaled $1.7 million and $1.1 million, respectively.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020
14. Variable Interest Entities
ProAssurance holds passive interests in a number of entities that are considered to be VIEs under GAAP guidance. ProAssurance's VIE interests principally consist of interests in LPs/LLCs formed for the purpose of achieving diversified equity and debt returns. ProAssurance's VIE interests, carried as a part of investment in unconsolidated subsidiaries, totaled $282.2 million at December 31, 2020 and $309.0 million at December 31, 2019.
ProAssurance does not have power over the activities that most significantly impact the economic performance of these VIEs and thus is not the primary beneficiary. Investments in entities where ProAssurance holds a greater than minor interest but does not hold a controlling interest are accounted for using the equity method. Therefore, ProAssurance has not consolidated these VIEs. ProAssurance’s involvement with each VIE is limited to its direct ownership interest in the VIE. Except for the funding commitments disclosed in Note 9, ProAssurance has no arrangements with any of the VIEs to provide other financial support to or on behalf of the VIE. At December 31, 2020, ProAssurance’s maximum loss exposure relative to these investments was limited to the carrying value of ProAssurance’s investment in the VIE.
15. Earnings (Loss) Per Share
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

(In thousands, except per share data)	Year Ended December 31
	2020	2019	2018
Weighted average number of common shares outstanding, basic	53,863	53,740	53,598
Dilutive effect of securities:
Restricted Share Units	42	75	70
Performance Share Units	1	10	63
Purchase Match Units	—	16	18
Weighted average number of common shares outstanding, diluted	53,906	53,841	53,749
Effect of dilutive shares on earnings (loss) per share	$—	$—	$—
The diluted weighted average number of common shares outstanding for the years ended December 31, 2020 and 2018 excludes approximately 114,000 and 2,000, respectively, common share equivalents issuable under the Company's stock compensation plans, as their effect would be antidilutive. There were no antidilutive common share equivalents for the year ended December 31, 2019.
Dilutive common share equivalents are reflected in the earnings (loss) per share calculation while antidilutive common share equivalents are not reflected in the earnings (loss) per share calculation. For the year ended December 31, 2020, all incremental common share equivalents were not included in the computation of diluted earnings (loss) per share because to do so would have been antidilutive.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020
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
Specialty P&C includes professional liability insurance and medical technology liability insurance. Professional liability insurance is primarily comprised of medical professional liability products offered to healthcare providers and institutions. The Company also offers, to a lesser extent, professional liability insurance to attorneys and their firms. Medical technology liability insurance is offered to medical technology and life sciences companies that manufacture or distribute products including entities conducting human clinical trials. In addition, the Company also offers custom alternative risk solutions including loss portfolio transfers, assumed reinsurance and captive cell programs for healthcare professional liability insureds. For the alternative market captive cell programs, the Specialty P&C segment cedes either all or a portion of the premium to certain SPCs in the Company's Segregated Portfolio Cell Reinsurance segment.
Workers' Compensation Insurance includes workers' compensation insurance products which are provided primarily to employers with 1,000 or fewer employees. The segment's products include guaranteed cost policies, policyholder dividend policies, retrospectively-rated policies, deductible polices and alternative market solutions. Alternative market program premiums include program design, fronting, claims administration, risk management, SPC rental, asset management and SPC management services. Alternative market program premiums are 100% ceded to either SPCs in the Company's Segregated Portfolio Cell Reinsurance segment or, to a limited extent, to a captive insurer unaffiliated with ProAssurance.
Segregated Portfolio Cell Reinsurance includes the results (underwriting profit or loss, plus investment results, net of U.S. federal income taxes) of SPCs at Inova Re and Eastern Re, the Company's Cayman Islands SPC operations. Each SPC is owned, fully or in part, by an agency, group or association, and the results of the SPCs are attributable to the participants of that cell. ProAssurance participates to a varying degree in the results of selected SPCs. SPC results attributable to external cell participants are reflected as SPC dividend expense (income) in the Segregated Portfolio Cell Reinsurance segment and in ProAssurance's Consolidated Statements of Income and Comprehensive Income. In addition, the Segregated Portfolio Cell Reinsurance segment includes the investment results of the SPCs as the investments are solely for the benefit of the cell participants, and investment results attributable to external cell participants are reflected in the SPC dividend expense (income). The SPCs assume workers' compensation insurance, healthcare professional liability insurance or a combination of the two from the Company's Workers' Compensation Insurance and Specialty P&C segments.
Lloyd's Syndicates includes results from ProAssurance's participation in Lloyd's of London Syndicate 1729 and Syndicate 6131. The results of this segment are normally reported on a quarter lag, except when information is available that is material to the current period. Furthermore, investment results associated with the majority of investment assets solely allocated to Lloyd's Syndicate operations and certain U.S. paid administrative expenses are reported concurrently as that information is available on an earlier time frame. Syndicate 1729 underwrites risks over a wide range of property and casualty insurance and reinsurance lines in both the U.S. and international markets while Syndicate 6131 focuses on contingency and specialty property business, also within the U.S. and international markets. For the 2020 underwriting year, ProAssurance decreased its participation in the results of Syndicate 1729 to 29% from 61%; however, due to the quarter lag these changes were not reflected in the Company's results until the second quarter of 2020. Syndicate 6131 is an SPA that underwrites on a quota share basis with Syndicate 1729. Effective July 1, 2020, Syndicate 6131 entered into a six-month quota share reinsurance agreement with an unaffiliated insurer. Under this agreement, Syndicate 6131 ceded essentially half of the premium assumed from Syndicate 1729 to the unaffiliated insurer; the agreement was non-renewed on January 1, 2021. Due to the quarter lag, the effect of this reinsurance arrangement was not reflected in our results until the fourth quarter of 2020.
Corporate includes ProAssurance's investment operations, other than those reported in the Company's Segregated Portfolio Cell Reinsurance and Lloyd's Syndicates segments, interest expense and U.S. income taxes. The segment also includes non-premium revenues generated outside of the Company's insurance entities and corporate expenses.
The accounting policies of the segments are described in Note 1. ProAssurance evaluates the performance of its Specialty P&C and Workers' Compensation Insurance segments based on before tax underwriting profit or loss. ProAssurance evaluates the performance of its Segregated Portfolio Cell Reinsurance segment based on operating profit or loss, which includes investment results of investment assets solely allocated to SPC operations, net of U.S. federal income taxes. Performance of the Lloyd's Syndicates segment is evaluated based on operating profit or loss, which includes investment results of investment

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020
assets solely allocated to Lloyd's Syndicate operations, net of U.K. income tax expense. Performance of the Corporate segment is evaluated based on the contribution made to consolidated after-tax results. ProAssurance accounts for inter-segment transactions as if the transactions were to third parties at current market prices. Assets are not allocated to segments because investments, other than the investments discussed above that are solely allocated to the Segregated Portfolio Cell Reinsurance and Lloyd's Syndicates segments, and other assets are not managed at the segment level. The tabular information that follows shows the financial results of the Company's reportable segments reconciled to results reflected in the Consolidated Statements of Income and Comprehensive Income. ProAssurance does not consider asset impairments, including goodwill and intangible asset impairments, in assessing the financial performance of its operating and reportable segments, and thus are included in the reconciliation of segment results to consolidated results.
Financial results by segment were as follows:

	Year Ended December 31, 2020
(In thousands)	Specialty P&C	Workers' Compensation Insurance	Segregated Portfolio Cell Reinsurance	Lloyd's Syndicates	Corporate	Inter-segment Eliminations	Consolidated
Net premiums earned	$477,365	$171,772	$66,352	$77,226	$—	$—	$792,715
Net investment income	—	—	1,084	4,128	66,786	—	71,998
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	—	(11,921)	—	(11,921)
Net realized gains (losses)	—	—	3,085	988	11,605	—	15,678
Other income (expense)(1)	3,908	2,216	205	51	2,531	(2,441)	6,470
Net losses and loss adjustment expenses	(470,074)	(111,552)	(29,605)	(50,216)	—	—	(661,447)
Underwriting, policy acquisition and operating expenses(1)	(109,599)	(56,449)	(20,709)	(30,136)	(23,429)	2,441	(237,881)
SPC U.S. federal income tax expense(2)	—	—	(1,746)	—	—	—	(1,746)
SPC dividend (expense) income	—	—	(14,304)	—	—	—	(14,304)
Interest expense	—	—	—	—	(15,503)	—	(15,503)
Income tax benefit (expense)	—	—	—	29	41,300	—	41,329
Segment results	$(98,400)	$5,987	$4,362	$2,070	$71,369	$—	$(14,612)
Reconciliation of segments to consolidated results:
Goodwill impairment							(161,115)
Net income (loss)							$(175,727)
Significant non-cash items:
Goodwill impairment	$—	$—	$—	$—	$—	$—	$161,115
Depreciation and amortization, net of accretion	$7,747	$3,690	$676	$(4)	$9,266	$—	$21,375

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020

	Year Ended December 31, 2019
(In thousands)	Specialty P&C	Workers' Compensation Insurance	Segregated Portfolio Cell Reinsurance	Lloyd's Syndicates	Corporate	Inter-segment Eliminations	Consolidated
Net premiums earned	$499,058	$189,240	$78,563	$80,671	$—	$—	$847,532
Net investment income	—	—	1,578	4,551	87,140	—	93,269
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	—	(10,061)	—	(10,061)
Net realized gains (losses)	—	—	4,020	768	55,086	—	59,874
Other income (expense)(1)	5,796	2,399	559	(573)	3,478	(2,439)	9,220
Net losses and loss adjustment expenses	(532,485)	(121,649)	(52,412)	(47,369)	—	—	(753,915)
Underwriting, policy acquisition and operating expenses(1)(3)	(120,310)	(57,520)	(23,201)	(34,711)	(19,146)	2,439	(252,449)
SPC U.S. federal income tax expense(2)(3)	—	—	(1,059)	—	—	—	(1,059)
SPC dividend (expense) income	—	—	(4,579)	—	—	—	(4,579)
Interest expense	—	—	—	—	(16,636)	—	(16,636)
Income tax benefit (expense)	—	—	—	—	29,808	—	29,808
Segment results	$(147,941)	$12,470	$3,469	$3,337	$129,669	$—	$1,004
Net income (loss)							$1,004
Significant non-cash items:
Depreciation and amortization, net of accretion	$6,586	$3,825	$(41)	$(7)	$8,302	$—	$18,665

	Year Ended December 31, 2018
(In thousands)	Specialty P&C	Workers' Compensation Insurance	Segregated Portfolio Cell Reinsurance	Lloyd's Syndicates	Corporate	Inter-segment Eliminations	Consolidated
Net premiums earned	$491,787	$186,079	$73,940	$67,047	$—	$—	$818,853
Net investment income	—	—	1,566	3,358	86,960	—	91,884
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	—	8,948	—	8,948
Net realized gains (losses)	—	—	(3,149)	(460)	(39,879)	—	(43,488)
Other income (expense)(1)	5,844	2,412	211	322	3,525	(2,481)	9,833
Net losses and loss adjustment expenses	(384,431)	(118,483)	(38,726)	(51,570)	—	—	(593,210)
Underwriting, policy acquisition and operating expenses(1)(3)	(112,419)	(55,693)	(22,060)	(31,686)	(18,767)	2,435	(238,190)
SPC U.S. federal income tax expense(2)(3)	—	—	(366)	—	—	—	(366)
SPC dividend (expense) income	—	—	(9,122)	—	—	—	(9,122)
Interest expense	—	—	—	—	(16,163)	46	(16,117)
Income tax benefit (expense)	—	—	—	317	17,715	—	18,032
Segment results	$781	$14,315	$2,294	$(12,672)	$42,339	$—	$47,057
Net income (loss)							$47,057
Significant non-cash items:
Depreciation and amortization, net of accretion	$7,050	$3,850	$441	$(8)	$9,922	$—	$21,255
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

(3) In ProAssurance's December 31, 2019 and 2018 reports on Form 10-K, underwriting, policy acquisition and operating expenses for the years ended December 31, 2019 and 2018 included a provision for U.S. federal income taxes of $1.1 million and $0.4 million, respectively, for SPCs at Inova Re that have elected to be taxed as U.S. taxpayers (see footnote 2). Beginning in 2020, this tax provision is now presented as a separate line item on the Consolidated Statements of Income and Comprehensive Income as SPC U.S. federal income tax expense. To conform to the current year presentation, ProAssurance has recast underwriting, policy acquisition and operating expenses for the years ended December 31, 2019 and 2018.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020
The following table provides detailed information regarding ProAssurance's gross premiums earned by product as well as a reconciliation to net premiums earned. All gross premiums earned are from external customers except as noted. ProAssurance's insured risks are primarily within the U.S.

	Year Ended December 31
(In thousands)	2020	2019	2018
Specialty P&C Segment
Gross premiums earned:
HCPL	$411,716	$434,867	$433,193
Small business unit	104,376	109,876	111,204
Medical technology liability	34,909	33,957	35,157
Other	821	2,096	468
Ceded premiums earned	(74,457)	(81,738)	(88,235)
Segment net premiums earned	477,365	499,058	491,787

Workers' Compensation Insurance Segment
Gross premiums earned:
Traditional business	184,204	203,195	199,466
Alternative market business	71,280	84,214	83,508
Ceded premiums earned	(83,712)	(98,169)	(96,895)
Segment net premiums earned	171,772	189,240	186,079

Segregated Portfolio Cell Reinsurance Segment
Gross premiums earned:
Workers' compensation (1)	68,518	81,765	78,255
HCPL (2)	6,594	6,059	5,009
Other	—	480	—
Ceded premiums earned	(8,760)	(9,741)	(9,324)
Segment net premiums earned	66,352	78,563	73,940

Lloyd's Syndicates Segment
Gross premiums earned:
Property and casualty (3)	98,990	101,222	83,307
Ceded premiums earned	(21,764)	(20,551)	(16,260)
Segment net premiums earned	77,226	80,671	67,047

Consolidated net premiums earned	$792,715	$847,532	$818,853
(1) Premium for all periods is assumed from the Workers' Compensation Insurance segment.
(2) Premium for all periods is assumed from the Specialty P&C segment.
(3) Includes a nominal amount of premium assumed from the Specialty P&C segment for the year ended December 31, 2019 and $5.0 million for year ended December 31, 2018.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2020
17. Benefit Plans
ProAssurance maintains the ProAssurance Savings Plan that provides a vehicle for eligible employees to build retirement income. For the first half of 2020 and for the years ended December 31, 2019 and 2018, ProAssurance provided employer contributions to the plan of up to 10% of eligible contributions for qualified employees. Given the Company’s current earnings profile and the effects that underlying conditions in the broader insurance marketplace continue to have on the Company’s results, the maximum employer contribution to the plan was reduced to 5% from 10% of eligible contributions for qualified employees effective July 2020. ProAssurance incurred expense related to the ProAssurance Savings Plan of $5.5 million, $7.2 million and $7.0 million during the years ended December 31, 2020, 2019 and 2018, respectively.
ProAssurance also maintains the ProAssurance Plan that allows eligible management employees to defer a portion of their current salary. ProAssurance incurred nominal expense related to the ProAssurance Plan in each of the years ended December 31, 2020, 2019 and 2018. ProAssurance deferred compensation liabilities totaled $30.3 million and $26.8 million at December 31, 2020 and 2019, respectively. The liabilities included amounts due under the ProAssurance Plan and amounts due under individual agreements with current or former employees.
18. Statutory Accounting and Dividend Restrictions
ProAssurance’s domestic U.S. insurance subsidiaries are required to file statutory financial statements with state insurance regulatory authorities, prepared based upon SAP prescribed or permitted by regulatory authorities. ProAssurance did not use any prescribed or permitted SAP that differed from the NAIC's SAP at December 31, 2020, 2019 or 2018. The most significant differences between net income (loss) prepared in accordance with GAAP and statutory net income (loss) are generally due to: (a) policy acquisition and certain software and equipment costs which are deferred under GAAP but expensed for statutory purposes, (b) certain deferred income taxes which are recognized under GAAP but are not recognized for statutory purposes, (c) net unrealized gains or losses which are included in shareholders' equity related to available-for-sale fixed maturity securities carried at fair value under GAAP but are principally carried at amortized cost for statutory purposes and (d) accounting for goodwill and intangible assets.
The NAIC specifies risk-based capital requirements for property and casualty insurance providers. At December 31, 2020, actual statutory capital and surplus for each of ProAssurance’s insurance subsidiaries exceeded the minimum regulatory requirements. Net income (loss) and capital and surplus of ProAssurance’s insurance subsidiaries on a statutory basis are shown in the following table.

(In millions)
Statutory Net Income (Loss)			Statutory Capital and Surplus
2020	2019	2018	2020	2019
$81	($22)	$135	$831	$878
At December 31, 2020, $1.1 billion of ProAssurance's consolidated net assets were held at its domestic insurance subsidiaries, of which approximately $87 million are permitted to be paid as dividends over the course of 2021 without prior approval of state insurance regulators. However, the payment of any dividend requires prior notice to the insurance regulator in the state of domicile and the regulator may prevent the dividend if, in its judgment, payment of the dividend would have an adverse effect on the capital and surplus of the insurance subsidiary. In addition, ProAssurance makes the decision to pay dividends from an insurance subsidiary based on the capital needs of that subsidiary and may pay less than the permitted dividend or may also request permission to pay an additional amount (an extraordinary dividend).

ProAssurance Corporation and Subsidiaries
Schedule I -- Summary of Investments -- Other than Investments in Related Parties
(In thousands)

	December 31, 2020
Type of Investment	Recorded Cost Basis	Fair Value	Amount Which is Presented in the Balance Sheet
Fixed maturities
Bonds:
U.S. Government or government agencies and authorities	$134,567	$137,964	$137,964
States, municipalities and political subdivisions	316,022	332,920	332,920
Foreign governments	30,591	32,450	32,450
Public utilities	63,550	67,251	67,251
All other corporate bonds	1,202,963	1,259,016	1,259,016
Asset-backed securities	661,789	676,386	676,386
Total Fixed Maturities	2,409,482	2,505,987	2,505,987
Equity Securities
Common Stocks:
Public utilities	290	346	346
Banks, trusts and insurance companies	14,904	13,810	13,810
Industrial, miscellaneous and all other	98,515	105,945	105,945
Total Equity Securities, trading	113,709	120,101	120,101
Other long-term investments	328,843	425,444	425,444
Short-term investments	337,672	337,813	337,813
Total Investments	$3,189,706	$3,389,345	$3,389,345

ProAssurance Corporation and Subsidiaries
Schedule II – Condensed Financial Information of Registrant
Condensed Balance Sheet
(In thousands)

	December 31, 2020	December 31, 2019
Assets
Investment in subsidiaries, at equity	$1,383,527	$1,534,367
Fixed maturities available for sale, at fair value	33,824	85,263
Short-term investments	115,198	63,992
Investment in unconsolidated subsidiaries	915	915
Cash and cash equivalents	55,469	65,956
Other assets	28,778	40,640
Total Assets	$1,617,711	$1,791,133
Liabilities and Shareholders’ Equity
Liabilities:
Due to subsidiaries	$10,696	$9,899
Dividends payable	2,694	16,676
Other liabilities	6,361	4,268
Debt less debt issuance costs	248,750	248,377
Total Liabilities	268,501	279,220
Shareholders’ Equity:
Common stock	632	631
Other shareholders’ equity, including unrealized gains (losses) on securities of subsidiaries	1,348,578	1,511,282
Total Shareholders’ Equity	1,349,210	1,511,913
Total Liabilities and Shareholders’ Equity	$1,617,711	$1,791,133

ProAssurance Corporation and Subsidiaries
Schedule II – Condensed Financial Information of Registrant
Condensed Statements of Income
(In thousands)

	Year Ended December 31
	2020	2019	2018
Revenues
Net investment income	$331	$2,694	$3,495
Equity in earnings (loss) of unconsolidated subsidiaries	—	40	(325)
Net realized investment gains (losses)	2,194	19	(789)
Other income (loss)	12	795	977
Total revenues	2,537	3,548	3,358
Expenses
Interest expense	14,260	14,074	14,844
Other expenses	21,458	16,653	17,092
Total expenses	35,718	30,727	31,936
Income (loss) before income tax expense (benefit) and equity in net income (loss) of consolidated subsidiaries	(33,181)	(27,179)	(28,578)
Income tax expense (benefit)	11,404	(28,455)	(7,142)
Income (loss) before equity in net income (loss) of consolidated subsidiaries	(44,585)	1,276	(21,436)
Equity in net income (loss) of consolidated subsidiaries	(131,142)	(272)	68,493
Net income (loss)	(175,727)	1,004	47,057
Other comprehensive income (loss)	38,272	53,866	(35,238)
Comprehensive income	$(137,455)	$54,870	$11,819

ProAssurance Corporation and Subsidiaries
Schedule II – Condensed Financial Information of Registrant
Condensed Statements of Cash Flow
(In thousands)

	Year Ended December 31
	2020	2019	2018
Net cash provided (used) by operating activities	$(21,450)	$20,055	$27,981
Investing activities
Proceeds from sales or maturities of:
Fixed maturities, available for sale	87,101	27,974	169,822
Net decrease (increase) in short-term investments	(51,206)	12,603	194,035
Dividends from subsidiaries	79,486	52,499	29,395
Contribution of capital to subsidiaries	(97,541)	—	—
Funds (advanced) repaid for Lloyd's FAL deposit	32,256	(4,894)	(21,576)
Funds (advanced) repaid under Syndicate Credit Agreement	—	30,296	(11,232)
Other	(2,206)	(936)	330
Net cash provided (used) by investing activities	47,890	117,542	360,774
Financing activities
Borrowings (repayments) under Revolving Credit Agreement	—	—	(123,000)
Subsidiary payments for common shares and share-based compensation awarded to subsidiary employees	2,846	344	1,154
Dividends to shareholders	(38,664)	(93,204)	(316,476)
Other	(1,109)	(4,538)	(5,685)
Net cash provided (used) by financing activities	(36,927)	(97,398)	(444,007)
Increase (decrease) in cash and cash equivalents	(10,487)	40,199	(55,252)
Cash and cash equivalents at beginning of period	65,956	25,757	81,009
Cash and cash equivalents at end of period	$55,469	$65,956	$25,757

Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes, net of refunds	$(9,117)	$2,053	$4,966
Cash paid during the year for interest	$13,888	$13,699	$14,777

Significant non-cash transactions:
Dividends declared and not yet paid	$2,694	$16,676	$43,446
Securities transferred at fair value as dividends from subsidiaries	$34,915	$34,897	$98,292

Basis of Presentation
The registrant-only financial statements should be read in conjunction with ProAssurance Corporation’s Consolidated Financial Statements and Notes thereto.
At December 31, 2020 and 2019, PRA investment in subsidiaries is stated at the initial consolidation value plus equity in the undistributed earnings of subsidiaries since the date of acquisition.
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

ProAssurance Corporation and Subsidiaries
Schedule III – Supplementary Insurance Information
(In thousands)

	2020	2019	2018
Net premiums earned
Specialty P&C	$477,365	$499,058	$491,787
Workers' Compensation Insurance	171,772	189,240	186,079
Segregated Portfolio Cell Reinsurance	66,352	78,563	73,940
Lloyd's Syndicates	77,226	80,671	67,047
Consolidated	$792,715	$847,532	$818,853
Net investment income (1)
Segregated Portfolio Cell Reinsurance	$1,084	$1,578	$1,566
Lloyd's Syndicates	4,128	4,551	3,358
Corporate	66,786	87,140	86,960
Consolidated	$71,998	$93,269	$91,884
Losses and loss adjustment expenses incurred related to current year, net of reinsurance
Specialty P&C	$497,554	$526,744	$461,516
Workers' Compensation Insurance	118,523	129,450	126,534
Segregated Portfolio Cell Reinsurance	46,200	62,546	47,693
Lloyd's Syndicates	49,569	46,958	49,583
Consolidated	$711,846	$765,698	$685,326
Losses and loss adjustment expenses incurred related to prior year, net of reinsurance
Specialty P&C	$(27,480)	$5,741	$(77,085)
Workers' Compensation Insurance	(6,971)	(7,801)	(8,051)
Segregated Portfolio Cell Reinsurance	(16,595)	(10,134)	(8,967)
Lloyd's Syndicates	647	411	1,987
Consolidated	$(50,399)	$(11,783)	$(92,116)
Paid losses and loss adjustment expenses, net of reinsurance
Specialty P&C	$379,656	$382,845	$354,221
Workers' Compensation Insurance	118,496	117,848	108,742
Segregated Portfolio Cell Reinsurance	46,267	37,034	29,320
Lloyd's Syndicates	40,897	36,593	37,496
Inter-segment eliminations	(143)	(196)	200
Consolidated	$585,173	$574,124	$529,979
Amortization of DPAC
Specialty P&C	$53,562	$56,605	$52,253
Workers' Compensation Insurance	15,895	17,144	16,864
Segregated Portfolio Cell Reinsurance	19,636	21,717	21,039
Lloyd's Syndicate	21,597	21,392	15,913
Inter-segment eliminations	(125)	(1,528)	(1,568)
Consolidated	$110,565	$115,330	$104,501
Other underwriting, policy acquisition and operating expenses
Specialty P&C	$56,037	$63,705	$60,166
Workers' Compensation Insurance	40,554	40,376	38,829
Segregated Portfolio Cell Reinsurance (2)	1,073	1,484	1,021
Lloyd's Syndicates	8,539	13,319	15,773
Corporate	23,429	19,146	18,767
Inter-segment eliminations	(2,316)	(911)	(867)
Consolidated	$127,316	$137,119	$133,689
Continued on the following page.

ProAssurance Corporation and Subsidiaries
Schedule III – Supplementary Insurance Information
(In thousands)

	2020	2019	2018
Continued from previous page
Net premiums written
Specialty P&C	$451,019	$495,750	$494,148
Workers' Compensation Insurance	164,871	182,233	195,350
Segregated Portfolio Cell Reinsurance	64,159	77,639	75,547
Lloyd's Syndicates	67,652	87,103	69,869
Consolidated	$747,701	$842,725	$834,914
Deferred policy acquisition costs (1)	$47,196	$55,567	$54,116
Reserve for losses and loss adjustment expenses (1)	$2,417,179	$2,346,526	$2,119,847
Unearned premiums (1)	$361,547	$413,086	$415,211
(1) Assets are not allocated to segments because investments, other than the investments that are solely allocated to the Segregated Portfolio Cell Reinsurance and Lloyd's Syndicates segments, and other assets are not managed at the segment level. See Note 16 of the Notes to Consolidated Financial Statements for additional information.
(2) In ProAssurance's December 31, 2019 and 2018 reports on Form 10-K, underwriting, policy acquisition and operating expenses for the years ended December 31, 2019 and 2018 included a provision for U.S. federal income taxes of $1.1 million and $0.4 million, respectively, for SPCs at Inova Re that have elected to be taxed as U.S. taxpayers. Beginning in 2020, this tax provision is now presented as a separate line item on the Consolidated Statements of Income and Comprehensive Income as SPC U.S. federal income tax expense. To conform to the current year presentation, ProAssurance has recast underwriting, policy acquisition and operating expenses for the years ended December 31, 2019 and 2018.

ProAssurance Corporation and Subsidiaries
Schedule IV - Reinsurance
($ in thousands)

	2020	2019	2018
Property and Liability *
Premiums earned	$862,742	$926,035	$903,354
Premiums ceded	(113,582)	(124,171)	(126,036)
Premiums assumed	43,555	45,668	41,535
Net premiums earned	$792,715	$847,532	$818,853
Percentage of amount assumed to net	5.49%	5.39%	5.07%
* All of ProAssurance’s premiums are related to property and liability coverages.

EXHIBIT INDEX

Exhibit Number	Description

3.1(a)	Certificate of Incorporation of ProAssurance, filed as an Exhibit to ProAssurance’s Registration Statement on Form S-4 (File No. 333-49378) and incorporated herein by reference pursuant to SEC Rule 12b-32.

3.1(b)	Certificate of Amendment to Certificate of Incorporation of ProAssurance, filed as an Exhibit to ProAssurance’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.

3.2	Fourth Restatement of the Bylaws of ProAssurance, effective December 2, 2015, filed as an Exhibit to ProAssurance’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.

4.1	Indenture, dated November 21, 2013, between ProAssurance and Wilmington Trust Company, filed as an Exhibit to ProAssurance's Current Report on Form 8-K for event occurring November 21, 2013 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.

4.2	First Supplemental Indenture, dated November 21, 2013, between ProAssurance and Wilmington Trust Company relating to the $250,000 5.30% Senior Notes due 2023, filed as an Exhibit to ProAssurance's Current Report on Form 8-K for event occurring November 21, 2013 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.

ProAssurance will file with the Commission upon request pursuant to the requirements of Item 601 (b)(4) of Regulation S-K documents defining rights of holders of ProAssurance’s long-term indebtedness that has not been registered. See also the documents related to long-term indebtedness filed as material contracts under Exhibits 10.8(a), (b), (c), (d), (e) and (f) to this Form 10-K.

10.1	Form of Release and Severance Compensation Agreement dated as of January 1, 2008 between ProAssurance and each of the following named executive officers*:
Jeffrey P. Lisenby
Edward L. Rand Jr.
Filed as an Exhibit to ProAssurance’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-16533) and incorporated herein by this reference pursuant to SEC Rule 12b-32.

10.1(a)
Employment Agreement between ProAssurance and Edward L. Rand, Jr. dated as of July 1, 2019, filed as an Exhibit to ProAssurance's Quarterly Report on Form 10-Q for the quarter ending September 30, 2019 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32, which supersedes the Release and Severance Compensation Agreement referenced in Exhibit 10.1.*

10.2
Employment Agreement between ProAssurance and W. Stancil Starnes dated as of May 1, 2007, filed as an Exhibit to ProAssurance’s Current Report on Form 8-K for the event occurring May 12, 2007 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.*

10.2(a)
Amendment to Employment Agreement with W. Stancil Starnes (May 1, 2007), effective as of January 1, 2008, filed as an Exhibit to ProAssurance’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-16533) and incorporated herein by this reference pursuant to SEC Rule 12b-32.*

10.2(b)
Amendment to Employment Agreement with W. Stancil Starnes (May 1, 2007), effective as of June 1, 2015, filed as an Exhibit to ProAssurance's Current Report on Form 8-K dated May 27, 2015 (File No. 001-16533) and incorporated herein by this reference pursuant to SEC Rule 12b-32.*

10.2(c)	Amendment to Employment Agreement with W. Stancil Starnes (May 1, 2007), effective as of June 1, 2017, filed as an Exhibit to ProAssurance's Current Report on Form 8-K dated May 31, 2017 (File No. 001-16533) and incorporated herein by this reference pursuant to SEC Rule 12b-32.* Effective July 1, 2019, W. Stancil Starnes voluntarily terminated the referenced agreement to accept his new position as Executive Chairman.

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
Robert E. Flowers Howard H. Friedman M. James Gorrie Ziad R. Haydar Jeffrey P. Lisenby Frank B. O’Neil Edward L. Rand, Jr. Frank A. Spinosa W. Stancil Starnes Ross E. Taubman Thomas A. S. Wilson, Jr.
Filed as an Exhibit to ProAssurance’s Definitive Proxy Statement (File No. 001-16533) on April 11, 2008 and incorporated herein by reference pursuant to SEC Rule 12b-32.

10.5
ProAssurance Group Employee Benefit Plan which includes the Executive Supplemental Life Insurance Program (Article VIII), filed as an Exhibit to ProAssurance's Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.*

10.6
Amendment and Restatement of the Executive Non-Qualified Excess Plan and Trust effective January 1, 2008, filed as an Exhibit to ProAssurance’s Annual Report on Form 10-K for the year ended December 31, 2007 (File No. 001-16533) and incorporated herein by this reference pursuant to SEC Rule 12b-32.*

10.7
Director Deferred Compensation Plan as amended and restated December 7, 2011, filed as an Exhibit to ProAssurance's Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.*

10.7(a)
Amendment No. 1 to the Amended and Restated Director Deferred Compensation Plan dated May 22, 2013, filed as an Exhibit to ProAssurance's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.*

10.7(b)
Amendment No. 2 to the Amended and Restated Director Deferred Compensation Plan effective June 22, 2017, filed as an Exhibit to ProAssurance's Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.*

10.7(c)
Amendment No. 3 to the Amended and Restated Director Deferred Compensation Plan effective March 6, 2019, filed as an Exhibit to ProAssurance's Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.*

10.8
Revolving Credit Agreement, dated April 15, 2011, between ProAssurance and U.S. Bank National Association, Wells Fargo Bank, National Association, Branch Banking and Trust Company, First Tennessee Bank, N.A., and JP Morgan Chase Bank N.A., filed as an Exhibit to ProAssurance’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.

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

10.8(e)
Amendment No. 5 to Revolving Credit Agreement between ProAssurance and U.S. Bank National Association, Wells Fargo Bank, National Association, Branch Banking and Trust Company, First Tennessee Bank, N.A., and JP Morgan Chase Bank N.A., filed as an Exhibit to ProAssurance's Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.

10.8(f)
Amendment No. 6 to Revolving Credit Agreement between ProAssurance and U.S. Bank National Association, Wells Fargo Bank, National Association, Branch Banking and Trust Company, First Tennessee Bank, N.A., and JP Morgan Chase Bank N.A., filed as an Exhibit to ProAssurance's Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.

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

10.12(a)
Amendment to Facility Agreement effective April 6, 2016, between ProAssurance and the Premiums Trust Fund of Syndicate 1729 filed as an Exhibit to ProAssurance's Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.

10.13
Retention and Severance Compensation Agreement effective January 1, 2014, between ProAssurance and Michael L. Boguski, filed as an Exhibit to ProAssurance's Annual Report on Form 10-K for the year ended December 31, 2013 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.*

10.13(a)
Employment Agreement between ProAssurance and Michael Boguski dated as of May 1, 2019, filed as an Exhibit to ProAssurance's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32, which supersedes the Retention and Severance Compensation Agreement referenced in Exhibit 10.14.*

10.14
Mortgage Agreement, dated December 11, 2017, between ProAssurance Indemnity Company, Inc. and First Tennessee Bank National Association, filed as an Exhibit to ProAssurance’s Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.

10.15
Mortgage Agreement, dated December 11, 2017, between Podiatry Insurance Company of America and First Tennessee Bank National Association, filed as an Exhibit to ProAssurance’s Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.

10.16
Interest Rate Cap Agreement, dated October 23, 2017, between Professional Liability Group and First Tennessee Bank National Association, filed as an Exhibit to ProAssurance’s Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.

10.17
Form of Release and Severance Compensation Agreement dated as of May 13, 2019 between ProAssurance and Dana S. Hendricks, filed as an Exhibit to ProAssurance's Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.*

10.18
Form of Release and Severance Compensation Agreement dated as of May 13, 2019 between ProAssurance and Kevin M. Shook, filed as an Exhibit to ProAssurance's Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.*

10.19	Agreement and Plan of Acquisition by and among ProAssurance Corporation, PRA Professional Liability Group, Inc. and NORCAL Mutual Insurance Company dated as of February 20, 2020 filed as an Exhibit to ProAssurance's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.

21.1	Subsidiaries of ProAssurance Corporation

23.1	Consent of Ernst & Young LLP

31.1	Certification of Principal Executive Officer of ProAssurance as required under SEC Rule 13a-14(a)

31.2	Certification of Principal Financial Officer of ProAssurance as required under SEC Rule 13a-14(a)

32.1	Certification of Principal Executive Officer of ProAssurance as required under SEC Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as amended (18 U.S.C. 1350)

32.2	Certification of Principal Financial Officer of ProAssurance as required under SEC Rule 13a-14(b) and 18 U.S.C. 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
* Denotes a management contract or compensatory plan, contract or arrangement required to be filed as an Exhibit to this report.