Form 10-Q
period 2021-03-31
PROASSURANCE CORP
filed 2021-05-07
CIK 1127703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021 or

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
As of April 30, 2021, there were 53,953,399 shares of the registrant’s common stock outstanding.

Glossary of Terms and Acronyms

When the following terms and acronyms appear in the text of this report, they have the meanings indicated below.

Term	Meaning
AAD	Annual aggregate deductible
AOCI	Accumulated other comprehensive income (loss)
ASU	Accounting Standards Update
BEAT	Base erosion anti-abuse tax
Board	Board of Directors of ProAssurance Corporation
BOLI	Business owned life insurance
CARES Act	Coronavirus Aid, Relief and Economic Security Act
CODM	Chief Operating Decision Maker
COVID-19	Coronavirus Disease 2019
DPAC	Deferred policy acquisition costs
Eastern Re	Eastern Re, LTD, S.P.C.
EBUB	Earned but unbilled premium
ECO/XPL	Extra-contractual obligations/excess of policy limit claims
FAL	Funds at Lloyd's
FASB	Financial Accounting Standards Board
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FNMA	Federal National Mortgage Association
GAAP	Generally accepted accounting principles in the United States of America
GNMA	Government National Mortgage Association
HCPL	Healthcare professional liability
IBNR	Incurred but not reported
Inova Re	Inova Re, LTD, S.P.C.
IRS	Internal Revenue Service
LIBOR	London Interbank Offered Rate
LLC	Limited liability company
Lloyd's	Lloyd's of London market
LP	Limited partnership
Medical Technology Liability	Medical technology and life sciences products liability
Mortgage Loans	Two ten-year mortgage loans collectively with an original borrowing amount of approximately $40 million, each entered into by a subsidiary of ProAssurance
NAV	Net asset value
NOL	Net operating loss
NORCAL	NORCAL Mutual Insurance Company
NRSRO	Nationally recognized statistical rating organization
NYSE	New York Stock Exchange
OCI	Other comprehensive income (loss)
PCAOB	Public Company Accounting Oversight Board
PDR	Premium deficiency reserve
Revolving Credit Agreement	ProAssurance's $250 million revolving credit agreement
ROE	Return on equity
ROU	Right-of-use
SEC	Securities and Exchange Commission
SPA	Special Purpose Arrangement
SPC	Segregated portfolio cell
Specialty P&C	Specialty Property and Casualty

Term	Meaning
Syndicate 1729	Lloyd's of London Syndicate 1729
Syndicate 6131	Lloyd's of London Syndicate 6131, a Special Purpose Arrangement with Lloyd's of London Syndicate 1729
Syndicate Credit Agreement	Unconditional revolving credit agreement with the Premium Trust Fund of Syndicate 1729
TCJA	Tax Cuts and Jobs Act H.R.1 of 2017
U.K.	United Kingdom of Great Britain and Northern Ireland
ULAE	Unallocated loss adjustment expense
VIE	Variable interest entity

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
failure to successfully integrate NORCAL to achieve expected results or synergies;
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
Our results may differ materially from those we expect and discuss in any forward-looking statements. The principal risk factors that may cause these differences are described in "Item 1A, Risk Factors" in our December 31, 2020 report on Form 10-K and other documents we file with the SEC, such as our quarterly reports on Form 10-Q.
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

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share data)

	March 31, 2021	December 31, 2020
Assets
Investments
Fixed maturities, available-for-sale, at fair value (amortized cost, $2,509,623 and $2,361,575, respectively; allowance for expected credit losses, none as of March 31, 2021 and $552 as of December 31, 2020)	$2,563,273	$2,457,531
Fixed maturities, trading, at fair value (cost, $44,819 and $47,907, respectively)	45,151	48,456
Equity investments, at fair value (cost, $74,083 and $113,709, respectively)	77,537	120,101
Short-term investments	280,993	337,813
Business owned life insurance	66,932	67,847
Investment in unconsolidated subsidiaries	299,360	310,529
Other investments (at fair value, $69,251 and $44,116, respectively, otherwise at cost or amortized cost)	71,621	47,068
Total Investments	3,404,867	3,389,345
Cash and cash equivalents	214,835	215,782
Premiums receivable, net	210,560	201,395
Receivable from reinsurers on paid losses and loss adjustment expenses	10,451	14,370
Receivable from reinsurers on unpaid losses and loss adjustment expenses	393,420	385,087
Prepaid reinsurance premiums	34,802	35,885
Deferred policy acquisition costs	47,616	47,196
Deferred tax asset, net	67,699	57,105
Real estate, net	30,594	30,529
Operating lease ROU assets	18,219	19,013
Intangible assets, net	64,173	65,720
Goodwill	49,610	49,610
Other assets	127,692	143,766
Total Assets	$4,674,538	$4,654,803
Liabilities and Shareholders' Equity
Liabilities
Policy liabilities and accruals
Reserve for losses and loss adjustment expenses	$2,438,250	$2,417,179
Unearned premiums	375,246	361,547
Reinsurance premiums payable	31,039	39,998
Total Policy Liabilities	2,844,535	2,818,725
Operating lease liabilities	19,168	20,116
Other liabilities	205,097	182,039
Debt less unamortized debt issuance costs	284,422	284,713
Total Liabilities	3,353,222	3,305,593
Shareholders' Equity
Common shares (par value $0.01 per share, 100,000,000 shares authorized, 63,277,721 and 63,217,708 shares issued, respectively)	633	632
Additional paid-in capital	388,924	388,150
Accumulated other comprehensive income (loss) (net of deferred tax expense (benefit) of $11,065 and $19,386, respectively)	41,522	75,227
Retained earnings	1,306,199	1,301,163
Treasury shares, at cost (9,325,180 shares as of each respective period end)	(415,962)	(415,962)
Total Shareholders' Equity	1,321,316	1,349,210
Total Liabilities and Shareholders' Equity	$4,674,538	$4,654,803
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Changes in Capital (Unaudited)
(In thousands)

	ProAssurance Shareholders' Equity
	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2020	$632	$388,150	$75,227	$1,301,163	$(415,962)	$1,349,210
Common shares issued for compensation and effect of shares reissued to stock purchase plan	—	8	—	—	—	8
Share-based compensation	—	1,024	—	—	—	1,024
Net effect of restricted and performance shares issued	1	(258)	—	—	—	(257)
Dividends to shareholders	—	—	—	(2,699)	—	(2,699)
Other comprehensive income (loss)	—	—	(33,705)	—	—	(33,705)
Net income (loss)	—	—	—	7,735	—	7,735
Balance at March 31, 2021	$633	$388,924	$41,522	$1,306,199	$(415,962)	$1,321,316

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2019	$631	$384,551	$36,955	$1,505,738	$(415,962)	$1,511,913
Cumulative-effect adjustment- ASU 2016-13 adoption	—	—	—	(4,076)	—	(4,076)
Common shares issued for compensation and effect of shares reissued to stock purchase plan	—	33	—	—	—	33
Share-based compensation	—	1,017	—	—	—	1,017
Net effect of restricted and performance shares issued	1	(869)	—	—	—	(868)
Dividends to shareholders	—	—	—	(16,691)	—	(16,691)
Other comprehensive income (loss)	—	—	(41,865)	—	—	(41,865)
Net income (loss)	—	—	—	(21,954)	—	(21,954)
Balance at March 31, 2020	$632	$384,732	$(4,910)	$1,463,017	$(415,962)	$1,427,509
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31
	2021	2020
Revenues
Net premiums earned	$187,358	$203,855
Net investment income	15,017	20,830
Equity in earnings (loss) of unconsolidated subsidiaries	6,788	(1,562)
Net realized investment gains (losses):
Impairment losses	—	(1,817)
Portion of impairment losses recognized in other comprehensive income (loss) before taxes	—	654
Net impairment losses recognized in earnings	—	(1,163)
Other net realized investment gains (losses)	8,849	(27,510)
Total net realized investment gains (losses)	8,849	(28,673)
Other income	2,005	2,251
Total revenues	220,017	196,701
Expenses
Net losses and loss adjustment expenses	149,785	164,832
Underwriting, policy acquisition and operating expenses:
Operating expense	31,522	34,773
DPAC amortization	24,929	27,283
SPC U.S. federal income tax expense	356	222
SPC dividend expense (income)	1,742	(508)
Interest expense	3,212	4,129
Total expenses	211,546	230,731
Income (loss) before income taxes	8,471	(34,030)
Provision for income taxes:
Current expense (benefit)	3,008	(1,852)
Deferred expense (benefit)	(2,272)	(10,224)
Total income tax expense (benefit)	736	(12,076)
Net income (loss)	7,735	(21,954)
Other comprehensive income (loss), after tax, net of reclassification adjustments	(33,705)	(41,865)
Comprehensive income (loss)	$(25,970)	$(63,819)
Earnings (loss) per share
Basic	$0.14	$(0.41)
Diluted	$0.14	$(0.41)
Weighted average number of common shares outstanding:
Basic	53,918	53,808
Diluted	53,998	53,885
Cash dividends declared per common share	$0.05	$0.31
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended March 31
	2021	2020
Operating Activities
Net income (loss)	$7,735	$(21,954)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization, net of accretion	6,722	4,734
(Increase) decrease in cash surrender value of BOLI	915	(457)
Net realized investment (gains) losses	(8,849)	28,673
Share-based compensation	1,031	1,011
Deferred income tax expense (benefit)	(2,272)	(10,224)
Policy acquisition costs, net of amortization (net deferral)	(420)	(599)
Equity in (earnings) loss of unconsolidated subsidiaries	(6,788)	1,562
Distributed earnings from unconsolidated subsidiaries	5,658	1,585
Other	(661)	(703)
Other changes in assets and liabilities:
Premiums receivable	(9,165)	(22,442)
Reinsurance related assets and liabilities	(12,290)	(4,623)
Other assets	13,151	14,268
Reserve for losses and loss adjustment expenses	21,071	(15,478)
Unearned premiums	13,699	30,202
Other liabilities	(837)	(17,604)
Net cash provided (used) by operating activities	28,700	(12,049)
Investing Activities
Purchases of:
Fixed maturities, available-for-sale	(342,197)	(227,503)
Equity investments	(38,232)	(23,136)
Other investments	(33,252)	(6,065)
Investment in unconsolidated subsidiaries	(5,319)	(17,180)
Proceeds from sales or maturities of:
Fixed maturities, available-for-sale	195,266	180,698
Equity investments	82,048	157,652
Other investments	12,026	6,026
Net sales or (purchases) of fixed maturities, trading	3,163	(407)
Return of invested capital from unconsolidated subsidiaries	17,618	1,481
Net sales or maturities (purchases) of short-term investments	56,836	(7,441)
Unsettled security transactions, net change	27,025	12,656
Purchases of capital assets	(1,243)	(2,750)
Other	—	(2,206)
Net cash provided (used) by investing activities	(26,261)	71,825
Continued on the following page.

	Three Months Ended March 31
	2021	2020
Continued from the previous page.
Financing Activities
Repayments of Mortgage Loans	(390)	(376)
Dividends to shareholders	(2,686)	(16,714)
Capital contribution received from (return of capital to) external segregated portfolio cell participants	(53)	204
Other	(257)	(1,090)
Net cash provided (used) by financing activities	(3,386)	(17,976)
Increase (decrease) in cash and cash equivalents	(947)	41,800
Cash and cash equivalents at beginning of period	215,782	175,369
Cash and cash equivalents at end of period	$214,835	$217,169
Significant Non-Cash Transactions
Dividends declared and not yet paid	$2,699	$16,691
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2021

1. Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of ProAssurance Corporation and its wholly owned subsidiaries (ProAssurance, PRA or the Company). The financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring adjustments, have been included. ProAssurance’s results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes contained in ProAssurance’s December 31, 2020 report on Form 10-K. In connection with its preparation of the Condensed Consolidated Financial Statements, ProAssurance evaluated events that occurred subsequent to March 31, 2021 for recognition or disclosure in its financial statements and notes to financial statements. Please see Note 15 for additional information.
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
Accounting Policies
The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and disclosures related to these amounts at the date of the financial statements. The Company evaluates these estimates and assumptions on an ongoing basis based on current and historical developments, market conditions, industry trends and other information that the Company believes to be reasonable under the circumstances, including the potential impacts of the COVID-19 pandemic (see "Item 1A, Risk Factors" in ProAssurance's December 31, 2020 report on Form 10-K for additional information). The Company can make no assurance that actual results will conform to its estimates and assumptions; reported results of operations may be materially affected by changes in these estimates and assumptions.
The significant accounting policies followed by ProAssurance in making estimates that materially affect financial reporting are summarized in Note 1 of the Notes to Consolidated Financial Statements in ProAssurance’s December 31, 2020 report on Form 10-K.
Accounting Changes Adopted
Clarifying the Interactions between Investments - Equity Securities, Investments - Equity Method and Joint Ventures, and Derivatives and Hedging (ASU 2020-01)
Effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years, the FASB amended guidance that clarifies the accounting for the transition into and out of the equity method and measuring certain purchased options and forward contracts to acquire investments. ProAssurance adopted the guidance beginning January 1, 2021, and adoption had no material effect on ProAssurance's results of operations, financial position or cash flows.
Accounting Changes Not Yet Adopted
ProAssurance is not aware of any accounting changes not yet adopted as of March 31, 2021 that could have a material impact on its results of operations, financial position or cash flows.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2021
Credit Losses
ProAssurance's premiums receivable and reinsurance receivables are exposed to credit losses but to-date have not experienced any significant amount of credit losses. See Note 1 of the Notes to Consolidated Financial Statements in ProAssurance's December 31, 2020 report on Form 10-K for further information on how the Company estimates and measures expected credit losses on its premiums receivable and reinsurance receivables. ProAssurance's available-for-sale fixed maturity investments are also exposed to credit losses. See Note 3 for information on ProAssurance's allowance for expected credit losses on it's available-for-sale fixed maturities.
ProAssurance’s premiums receivable on its Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020 is reported net of the related allowance for expected credit losses of $6.1 million in each period. The following tables present a roll forward of the allowance for expected credit losses related to the Company's premiums receivable for the three months ended March 31, 2021 and 2020.

(In thousands)	Premiums Receivable, Net	Allowance for Expected Credit Losses
Balance, December 31, 2020	$201,395	$6,131
Provision for expected credit losses		105
Write offs charged against the allowance		(232)
Recoveries of amounts previously written off		78
Balance, March 31, 2021	$210,560	$6,082

(In thousands)	Premiums Receivable, Net	Allowance for Expected Credit Losses
Balance, December 31, 2019	$249,540	$1,590
Cumulative-effect adjustment, before tax*		5,160
Provision for expected credit losses		88
Write offs charged against the allowance		(689)
Recoveries of amounts previously written off		48
Balance, March 31, 2020	$266,822	$6,197
*Due to the adoption of ASU 2016-13, ProAssurance recorded a cumulative-effect adjustment to beginning retained earnings as of January 1, 2020 to increase its consolidated allowance for expected credit losses related to its premiums receivable. See Note 1 of the Notes to Consolidated Financial Statements in ProAssurance's December 31, 2020 report on Form 10-K.

ProAssurance’s expected credit losses associated with its reinsurance receivables (related to both paid and unpaid losses) were nominal in amount as of March 31, 2021 and December 31, 2020. ProAssurance has other financial assets and off-balance-sheet commitments that are exposed to credit losses; however, expected credit losses associated with these assets and commitments were nominal in amount as of March 31, 2021 and December 31, 2020.
Other Liabilities
Other liabilities consisted of the following:

(In thousands)	March 31, 2021	December 31, 2020
SPC dividends payable	$69,732	$68,865
Unpaid shareholder dividends	2,699	2,694
All other	132,666	110,480
Total other liabilities	$205,097	$182,039
SPC dividends payable represents the undistributed equity contractually payable to the external cell participants of SPCs operated by ProAssurance's Cayman Islands subsidiaries, Inova Re and Eastern Re.
Unpaid shareholder dividends represent common stock dividends declared by ProAssurance's Board that had not yet been paid as of March 31, 2021.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2021
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
Fair values of assets measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 are shown in the following tables. Where applicable, the tables also indicate the fair value hierarchy of the valuation techniques utilized to determine those fair values. For some assets, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. When this is the case, the asset is categorized based on the level of the most significant input to the fair value measurement. Assessments of the significance of a particular input to the fair value measurement require judgment and consideration of factors specific to the assets being valued.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2021

	March 31, 2021
	Fair Value Measurements Using			Total
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Fixed maturities, available-for-sale
U.S. Treasury obligations	$—	$102,877	$—	$102,877
U.S. Government-sponsored enterprise obligations	—	11,944	—	11,944
State and municipal bonds	—	322,465	—	322,465
Corporate debt, multiple observable inputs	—	1,421,097	—	1,421,097
Corporate debt, limited observable inputs	—	—	7,769	7,769
Residential mortgage-backed securities	—	270,059	1,489	271,548
Agency commercial mortgage-backed securities	—	13,718	—	13,718
Other commercial mortgage-backed securities	—	121,319	—	121,319
Other asset-backed securities	—	282,712	7,824	290,536
Fixed maturities, trading	—	45,151	—	45,151
Equity investments
Bond funds	60,264	—	—	60,264
All other	17,273	—	—	17,273
Short-term investments	259,075	21,918	—	280,993
Other investments	29	67,070	2,152	69,251
Other assets	—	836	—	836
Total assets categorized within the fair value hierarchy	$336,641	$2,681,166	$19,234	3,037,041
Assets carried at NAV, which approximates fair value and which are not categorized within the fair value hierarchy, reported as a part of:
Investment in unconsolidated subsidiaries				226,898
Total assets at fair value				$3,263,939

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2021

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
The fair values for securities included in the Level 2 category, with the few exceptions described below, were developed by one of several third party, nationally recognized pricing services, including services that price only certain types of securities. Each service uses complex methodologies to determine values for securities and subject the values they develop to quality control reviews. Management selected a primary source for each type of security in the portfolio and reviewed the values provided for reasonableness by comparing data to alternate pricing services and to available market and trade data. Values that appeared inconsistent were further reviewed for appropriateness. Any value that did not appear reasonable was discussed with the service that provided the value and adjusted, if necessary. There were no material changes to the values supplied by the pricing services as of March 31, 2021 and December 31, 2020.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2021
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
March 31, 2021
Level 3 Valuations
Below is a summary description of the valuation methodologies used as well as quantitative information regarding securities in the Level 3 category, by security type:
Level 3 Valuation Methodologies
Corporate debt, limited observable inputs consisted of corporate bonds valued using dealer quotes for similar securities or discounted cash flow models using yields currently available for similar securities. Similar securities are defined as securities of comparable credit quality that have like terms and payment features. Assessments of credit quality were based on NRSRO ratings, if available, or were determined by management if not available. At March 31, 2021, 61% of the securities were rated and the average rating was BB+. At December 31, 2020, 100% of the securities were rated and the average rating was BB+.
Residential mortgage-backed and other asset-backed securities consisted of securitizations of receivables valued using dealer quotes for similar securities or discounted cash flow models using yields currently available for similar securities. Similar securities are defined as securities of comparable credit quality that have like terms and payment features. Assessments of credit quality were based on NRSRO ratings, if available, or were subjectively determined by management if not available. At March 31, 2021, 83% of the securities were rated and the average rating was AA+. At December 31, 2020, 51% of the securities were rated and the average rating was AA-.
Other investments consisted of convertible securities for which limited observable inputs were available at March 31, 2021. The securities were valued internally based on expected cash flows, including the expected final recovery, discounted at a yield that considered the lack of liquidity and the financial status of the issuer.
Quantitative Information Regarding Level 3 Valuations

	Fair Value at
($ in thousands)	March 31, 2021	December 31, 2020	Valuation Technique	Unobservable Input	Range (Weighted Average)
Assets:
Corporate debt, limited observable inputs	$7,769	$3,265	Market Comparable Securities	Comparability Adjustment	0% - 5% (2.5%)
			Discounted Cash Flows	Comparability Adjustment	0% - 5% (2.5%)
Residential mortgage-backed securities	$1,489	$2,032	Market Comparable Securities	Comparability Adjustment	0% - 5% (2.5%)
			Discounted Cash Flows	Comparability Adjustment	0% - 5% (2.5%)
Other asset-backed securities	$7,824	$6,661	Market Comparable Securities	Comparability Adjustment	0% - 5% (2.5%)
			Discounted Cash Flows	Comparability Adjustment	0% - 5% (2.5%)
Other investments	$2,152	$—	Discounted Cash Flows	Comparability Adjustment	0% - 10% (5%)
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
March 31, 2021
Fair Value Measurements - Level 3 Assets
The following tables (the Level 3 Tables) present summary information regarding changes in the fair value of assets measured at fair value using Level 3 inputs.

	March 31, 2021
	Level 3 Fair Value Measurements – Assets
(In thousands)	Corporate Debt	Asset-backed Securities	Other Investments	Total
Balance December 31, 2020	$3,265	$8,693	$—	$11,958
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Net investment income	1	(2)	—	(1)
Net realized investment gains (losses)	—	(11)	—	(11)
Included in other comprehensive income	20	(179)	—	(159)
Purchases	4,875	7,357	—	12,232
Sales	(17)	(304)	—	(321)
Transfers in	858	—	2,152	3,010
Transfers out	(1,233)	(6,241)	—	(7,474)
Balance March 31, 2021	$7,769	$9,313	$2,152	$19,234
Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets held at period-end	$—	$—	$—	$—

	March 31, 2020
	Level 3 Fair Value Measurements – Assets
(In thousands)	Corporate Debt	Asset-backed Securities	Other Investments	Total
Balance December 31, 2019	$5,079	$2,992	$3,086	$11,157
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Net realized investment gains (losses)	—	—	(222)	(222)
Included in other comprehensive income	(83)	(122)	—	(205)
Purchases	—	3,422	—	3,422
Sales	(1,707)	—	—	(1,707)
Transfers in	945	605	—	1,550
Transfers out	(794)	—	(1,526)	(2,320)
Balance March 31, 2020	$3,440	$6,897	$1,338	$11,675
Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets held at period-end	$—	$—	$(222)	$(222)

Transfers
Transfers shown in the preceding Level 3 tables were as of the end of the period in which the transfer occurred. All transfers were to or from Level 2.
All transfers in and out of Level 3 during the three months ended March 31, 2021 and 2020 related to securities held for which the level of market activity for identical or nearly identical securities varies from period to period. The securities were valued using multiple observable inputs when those inputs were available; otherwise the securities were valued using limited observable inputs.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2021
Fair Values Not Categorized
At March 31, 2021 and December 31, 2020, certain LPs/LLCs and investment funds measure fund assets at fair value on a recurring basis and provide a NAV for ProAssurance's interest. The carrying value of these interests is based on the NAV provided and was considered to approximate the fair value of the interests. For investment in unconsolidated subsidiaries, ProAssurance recognizes any changes in the NAV of its interests in equity in earnings (loss) of unconsolidated subsidiaries during the period of change. In accordance with GAAP, the fair value of these investments was not classified within the fair value hierarchy. The amount of ProAssurance's unfunded commitments related to these investments as of March 31, 2021 and fair values of these investments as of March 31, 2021 and December 31, 2020 were as follows:

	Unfunded Commitments	Fair Value
(In thousands)	March 31, 2021	March 31, 2021	December 31, 2020
Equity investments:
Mortgage fund (1)	None	$—	$12,548
Investment in unconsolidated subsidiaries:
Private debt funds (2)	$11,308	16,317	16,387
Long/short equity funds (3)	None	632	596
Non-public equity funds (4)	$42,554	137,648	138,357
Credit funds (5)	$1,653	26,943	34,848
Strategy focused funds (6)	$36,927	45,358	43,523
		226,898	233,711
Total investments carried at NAV		$226,898	$246,259
Below is additional information regarding each of the investments listed in the table above as of March 31, 2021.
(1)This investment fund was focused on the structured mortgage market. The fund primarily invested in U.S. Agency mortgage-backed securities. Redemptions are allowed at the end of any calendar quarter with a prior notice requirement of 65 days and are paid within 45 days at the end of the redemption dealing day.
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
(3)This investment holds primarily long and short North American equities and targets absolute returns using strategies designed to take advantage of market opportunities. Redemptions are permitted; however, redemptions above specified thresholds (lowest threshold is 90%) may be only partially payable until after a fund audit is completed and are then payable within 30 days.
(4)This investment is comprised of interests in multiple unrelated LP funds, each structured to provide capital appreciation through diversified investments in private equity, which can include investments in buyout, venture capital, debt including senior, second lien and mezzanine, distressed debt, collateralized loan obligations and other private equity-oriented LPs. Two of the LPs allow redemption by terms set forth in the LP agreements; the others do not permit redemption. Income and capital are to be periodically distributed at the discretion of the LP over time frames that are anticipated to span up to ten years.
(5)This investment is comprised of four unrelated LP funds. Two funds seek to obtain superior risk-adjusted absolute returns through a diversified portfolio of debt securities, including bonds, loans and other asset-backed instruments. A third fund focuses on private middle market company mezzanine loans, while the remaining fund seeks event driven opportunities across the corporate credit spectrum. Two funds are allowed redemptions at any quarter-end with a prior notice requirement of 90 days; one fund permits redemption at any quarter-end with a prior notice requirement of 180 days and one fund does not allow redemptions. For the fund that does not allow redemptions, income and capital are to be periodically distributed at the discretion of the LP over time frames that are anticipated to span up to twelve years.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2021
(6) This investment is comprised of multiple unrelated LPs/LLCs funds. One fund is a LLC focused on investing in North American consumer products companies, comprised of equity and equity-related securities, as well as debt instruments. A second fund is focused on aircraft investments, along with components and assets related to aircrafts. For both funds, redemptions are not permitted. Another fund is a LP focused on North American energy infrastructure assets that allows redemption with consent of the General Partner. The remaining funds are real estate focused LPs, one of which allows for redemption with prior notice.
ProAssurance may not sell, transfer or assign its interest in any of the above LPs/LLCs without special consent from the LPs/LLCs.
Nonrecurring Fair Value Measurement
ProAssurance did not have any assets or liabilities that were measured at fair value on a nonrecurring basis at March 31, 2021or December 31, 2020.
Financial Instruments - Methodologies Other Than Fair Value
The following table provides the estimated fair value of the Company's financial instruments that, in accordance with GAAP for the type of investment, are measured using a methodology other than fair value. Fair values provided primarily fall within the Level 3 fair value category.

	March 31, 2021		December 31, 2020
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
BOLI	$66,932	$66,932	$67,847	$67,847
Other investments	$2,370	$2,370	$2,952	$2,952
Other assets	$33,869	$33,885	$31,128	$31,141
Financial liabilities:
Senior notes due 2023*	$250,000	$271,105	$250,000	$269,160
Mortgage Loans*	$35,723	$35,723	$36,113	$36,113
Other liabilities	$32,548	$32,548	$30,334	$30,334
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
Other assets and other liabilities primarily consisted of related investment assets and liabilities associated with funded deferred compensation agreements. The fair value of the funded deferred compensation assets was based upon quoted market prices, which is categorized as a Level 1 valuation, and had a fair value of $32.8 million and $30.6 million at March 31, 2021 and December 31, 2020, respectively. The deferred compensation liabilities are adjusted to match the fair value of the deferred compensation assets. Other assets also included an unsecured note receivable under a separate line of credit agreement. The fair value of the note receivable was based on the present value of expected cash flows from the note receivable, discounted at market rates on the valuation date for receivables with similar credit standings and similar payment structures.
The fair value of the debt was estimated based on the present value of expected future cash outflows, discounted at rates available on the valuation date for similar debt issued by entities with a similar credit standing to ProAssurance.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2021
3. Investments
Available-for-sale fixed maturities at March 31, 2021 and December 31, 2020 included the following:

	March 31, 2021
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities, available-for-sale
U.S. Treasury obligations	$101,045	$2,088	$256	$102,877
U.S. Government-sponsored enterprise obligations	11,959	106	121	11,944
State and municipal bonds	312,809	11,196	1,540	322,465
Corporate debt	1,395,466	42,572	9,172	1,428,866
Residential mortgage-backed securities	268,344	5,727	2,523	271,548
Agency commercial mortgage-backed securities	13,196	537	15	13,718
Other commercial mortgage-backed securities	119,145	3,254	1,080	121,319
Other asset-backed securities	287,659	3,227	350	290,536
	$2,509,623	$68,707	$15,057	$2,563,273

	December 31, 2020
(In thousands)	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities, available-for-sale
U.S. Treasury obligations	$104,097	$—	$2,985	$23	$107,059
U.S. Government-sponsored enterprise obligations	12,103	—	158	—	12,261
State and municipal bonds	316,022	—	16,937	39	332,920
Corporate debt	1,267,992	552	63,204	1,302	1,329,342
Residential mortgage-backed securities	269,752	—	7,171	382	276,541
Agency commercial mortgage-backed securities	12,623	—	687	—	13,310
Other commercial mortgage-backed securities	109,244	—	4,788	940	113,092
Other asset-backed securities	269,742	—	4,006	742	273,006
	$2,361,575	$552	$99,936	$3,428	$2,457,531

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2021
The recorded cost basis and estimated fair value of available-for-sale fixed maturities at March 31, 2021, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total Fair Value
Fixed maturities, available-for-sale
U.S. Treasury obligations	$101,045	$23,143	$70,919	$8,815	$—	$102,877
U.S. Government-sponsored enterprise obligations	11,959	3,870	5,044	2,887	143	11,944
State and municipal bonds	312,809	6,114	153,779	144,719	17,853	322,465
Corporate debt	1,395,466	140,572	755,625	481,431	51,238	1,428,866
Residential mortgage-backed securities	268,344					271,548
Agency commercial mortgage-backed securities	13,196					13,718
Other commercial mortgage-backed securities	119,145					121,319
Other asset-backed securities	287,659					290,536
	$2,509,623					$2,563,273
Excluding obligations of the U.S. Government, U.S. Government-sponsored enterprises and a U.S. Government obligations money market fund, no investment in any entity or its affiliates exceeded 10% of shareholders’ equity at March 31, 2021.
Cash and securities with a carrying value of $41.7 million at March 31, 2021 were on deposit with various state insurance departments to meet regulatory requirements.
As a member of Lloyd's, ProAssurance is required to maintain capital at Lloyd's, referred to as FAL, to support underwriting by Syndicate 1729 and Syndicate 6131. At March 31, 2021, ProAssurance's FAL investments were comprised of available-for-sale fixed maturities with a fair value of $102.8 million and cash and cash equivalents of $4.0 million on deposit with Lloyd's in order to satisfy these FAL requirements.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2021
Investments Held in a Loss Position
The following tables provide summarized information with respect to investments held in an unrealized loss position at March 31, 2021 and December 31, 2020, including the length of time the investment had been held in a continuous unrealized loss position.

	March 31, 2021
	Total		Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Loss	Value	Loss	Value	Loss
Fixed maturities, available-for-sale
U.S. Treasury obligations	$26,250	$256	$26,250	$256	$—	$—
U.S. Government-sponsored enterprise obligations	5,714	121	5,714	121	—	—
State and municipal bonds	67,604	1,540	67,604	1,540	—	—
Corporate debt	397,470	9,172	370,642	8,704	26,828	468
Residential mortgage-backed securities	105,643	2,523	99,580	2,253	6,063	270
Agency commercial mortgage-backed securities	1,276	15	1,276	15	—	—
Other commercial mortgage-backed securities	41,832	1,080	35,400	437	6,432	643
Other asset-backed securities	71,365	350	59,054	280	12,311	70
	$717,154	$15,057	$665,520	$13,606	$51,634	$1,451

	December 31, 2020
	Total		Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Loss	Value	Loss	Value	Loss
Fixed maturities, available-for-sale
U.S. Treasury obligations	$14,390	$23	$14,390	$23	$—	$—
State and municipal bonds	6,416	39	6,416	39	—	—
Corporate debt	94,695	1,302	79,436	1,020	15,259	282
Residential mortgage-backed securities	34,928	382	34,509	381	419	1
Other commercial mortgage-backed securities	18,766	940	18,480	935	286	5
Other asset-backed securities	43,739	742	37,850	701	5,889	41
	$212,934	$3,428	$191,081	$3,099	$21,853	$329
As of March 31, 2021, excluding U.S. Government or U.S. Government-sponsored enterprise obligations, there were 784 debt securities (28.5% of all available-for-sale fixed maturity securities held) in an unrealized loss position representing 514 issuers. The greatest and second greatest unrealized loss positions among those securities were each approximately $0.5 million. The securities were evaluated for impairment as of March 31, 2021.
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
Each quarter, ProAssurance performs a detailed analysis for the purpose of assessing whether any of the securities it holds in an unrealized loss position has suffered an impairment due to credit or non-credit factors. A detailed discussion of the factors considered in the assessment is included in Note 1 of the Notes to Consolidated Financial Statements in ProAssurance's December 31, 2020 report on Form 10-K.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2021
Fixed maturity securities held in an unrealized loss position at March 31, 2021, excluding asset-backed securities, have paid all scheduled contractual payments and are expected to continue doing so. Expected future cash flows of asset-backed securities, excluding those issued by GNMA, FNMA and FHLMC, held in an unrealized loss position were estimated as part of the March 31, 2021 impairment evaluation using the most recently available six-month historical performance data for the collateral (loans) underlying the security or, if historical data was not available, sector based assumptions, and equaled or exceeded the current amortized cost basis of the security.
The following tables present a roll forward of the allowance for expected credit losses on available-for-sale fixed maturities for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31, 2021
(In thousands)	Corporate Debt	Total
Balance at December 31, 2020	$552	$552
Reductions related to:
Securities sold during the period	(552)	(552)
Balance at March 31, 2021	$—	$—

	Three Months Ended March 31, 2020
(In thousands)	Corporate Debt	Total
Balance at December 31, 2019	$—	$—
Additional credit losses related to securities for which:
No allowance for credit losses has been previously recognized	1,163	1,163
Balance at March 31, 2020	$1,163	$1,163
Other information regarding sales and purchases of fixed maturity available-for-sale securities is as follows:

	Three Months Ended March 31
(In millions)	2021	2020
Proceeds from sales (exclusive of maturities and paydowns)	$61.9	$64.9
Purchases	$342.2	$227.5
Equity Investments
ProAssurance's equity investments are carried at fair value with changes in fair value recognized in income as a component of net realized investment gains (losses) during the period of change. Equity investments on the Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020 primarily included stocks, bond funds and investment funds.
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

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2021
Net Investment Income
Net investment income by investment category was as follows:

	Three Months Ended March 31
(In thousands)	2021	2020
Fixed maturities	$15,692	$18,285
Equities	694	1,909
Short-term investments, including Other	273	1,472
BOLI	444	456
Investment fees and expenses	(2,086)	(1,292)
Net investment income	$15,017	$20,830
Investment in Unconsolidated Subsidiaries
ProAssurance's investment in unconsolidated subsidiaries were as follows:

	March 31, 2021	Carrying Value
(In thousands)	Percentage Ownership	March 31, 2021	December 31, 2020
Qualified affordable housing project tax credit partnerships	See below	$24,351	$27,719
All other investments, primarily investment fund LPs/LLCs	See below	275,009	282,810
		$299,360	$310,529
Qualified affordable housing project tax credit partnership interests held by ProAssurance generate investment returns by providing tax benefits to fund investors in the form of tax credits and project operating losses. The carrying value of these investments reflects ProAssurance's total commitments (both funded and unfunded) to the partnerships, less any amortization. ProAssurance's ownership percentage relative to two of the tax credit partnership interests is almost 100%; these interests had a carrying value of $8.1 million at March 31, 2021 and $9.4 million at December 31, 2020. ProAssurance's ownership percentage relative to the remaining tax credit partnership interests is less than 20%; these interests had a carrying value of $16.3 million at March 31, 2021 and $18.3 million at December 31, 2020. Since ProAssurance has the ability to exert influence over the partnerships but does not control them, all are accounted for using the equity method. See further discussion of the entities in which ProAssurance holds passive interests in Note 12.
ProAssurance holds interests in investment fund LPs/LLCs and other equity method investments and LPs/LLCs which are not considered to be investment funds. ProAssurance's ownership percentage relative to four of the LPs/LLCs is greater than 25%, which is expected to be reduced as the funds mature and other investors participate in the funds; these investments had a carrying value of $47.0 million at March 31, 2021 and $46.2 million at December 31, 2020. ProAssurance's ownership percentage relative to the remaining investments and LPs/LLCs is less than 25%; these interests had a carrying value of $228.0 million at March 31, 2021 and $236.6 million at December 31, 2020. ProAssurance does not have the ability to exert control over any of these funds.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2021
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

	Three Months Ended March 31
(In thousands)	2021	2020
Qualified affordable housing project tax credit partnerships
Losses recorded	$3,368	$4,342
Tax credits recognized	$3,324	$4,369

Historic tax credit partnership*
Losses (gains) recorded	$(182)	$323
Tax credits recognized	$50	$103
* ProAssurance holds a historic tax credit partnership which was fully amortized in 2020. ProAssurance received a distribution associated with this investment during the three months ended March 31, 2021 as a result of positive cash flows from a project recognizing an operating gain. See further discussion on this investment in Note 3 of the Notes to the Consolidated Financial Statements in ProAssurance’s December 31, 2020 report on Form 10-K.

The tax credits generated from the Company's tax credit partnership investments of $3.4 million for the three months ended March 31, 2021 were deferred and are expected to be utilized in future periods.
Tax credits provided by the underlying projects of the Company's historic tax credit partnership are typically available in the tax year in which the project is put into active service, whereas the tax credits provided by qualified affordable housing project tax credit partnerships are provided over approximately a ten year period.
Significant Equity Method Investee
As previously discussed, ProAssurance holds certain investments that are measured using the equity method of accounting, primarily investments in LPs/LLCs, which are carried as a part of Investment in Unconsolidated Subsidiaries on the Condensed Consolidated Balance Sheet. Each quarter, ProAssurance assesses the significance of its equity method investees. As of March 31, 2021, ProAssurance determined one equity method investee, NB Private Equity Credit Opportunities Fund LP, to be significant. This fund invests primarily in senior/junior debt instruments of private equity backed companies, including secured and unsecured loans, bonds and other instruments. The following table presents gross summarized financial information for this fund, including the portion not attributable to ProAssurance, derived from the fund's financial statements which are prepared in accordance with GAAP. As the majority of ProAssurance's equity method investments report their results to the Company on a one quarter lag, the summarized financial information below represents this fund's results for the three months ended December 31, 2020.

Three Months Ended March 31, 2021
(In thousands)
Net investment income	$40,636
Net realized investment gains (losses)	14,587
Net change in unrealized appreciation (depreciation)	61,777
Net gain (loss)	$117,000

Net gain (loss) attributable to ProAssurance*	$2,056
*Represents ProAssurance's share of the fund's aggregate income or loss, which is included as a component of equity in earnings (loss) of unconsolidated subsidiaries in its Condensed Consolidated Statement of Income and Comprehensive Income for the three months ended March 31, 2021.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2021
Net Realized Investment Gains (Losses)
Realized investment gains and losses are recognized on the first-in, first-out basis. The following table provides detailed information regarding net realized investment gains (losses):

	Three Months Ended March 31
(In thousands)	2021	2020
Total impairment losses:
Corporate debt	$—	$(1,817)
Portion of impairment losses recognized in other comprehensive income before taxes:
Corporate debt	—	654
Net impairment losses recognized in earnings	—	(1,163)
Gross realized gains, available-for-sale fixed maturities	4,294	2,427
Gross realized (losses), available-for-sale fixed maturities	(187)	(1,403)
Net realized gains (losses), trading fixed maturities	72	103
Net realized gains (losses), equity investments	4,189	15,190
Net realized gains (losses), other investments	3,196	48
Change in unrealized holding gains (losses), trading fixed maturities	(214)	(118)
Change in unrealized holding gains (losses), equity investments	(2,937)	(38,477)
Change in unrealized holding gains (losses), convertible securities, carried at fair value	(190)	(5,273)
Other	626	(7)
Net realized investment gains (losses)	$8,849	$(28,673)
For the three months ended March 31, 2021, ProAssurance did not recognize any credit-related impairment losses in earnings or non-credit impairment losses in OCI. For the three months ended March 31, 2020, ProAssurance recognized credit-related impairment losses in earnings of $1.2 million and non-credit impairment losses in OCI of $0.7 million. The credit-related impairment losses related to four corporate bonds in the energy, consumer and entertainment sectors. The non-credit related impairment losses related to three corporate bonds in the energy and consumer sectors.
ProAssurance recognized $8.8 million of net realized investment gains during the three months ended March 31, 2021, driven primarily by realized gains on the sale of available-for-sale fixed maturities and equity investments. ProAssurance recognized $28.7 million of net realized investment losses during the three months ended March 31, 2020 driven by the impact of decreases in fair value on its equity portfolio of $38.5 million and convertible securities of $5.3 million attributable to disruptions in the global financial markets related to COVID-19 during the first quarter of 2020.
The following table presents a roll forward of cumulative credit losses recorded in earnings related to impaired debt securities for which a portion of the impairment was recorded in OCI.

	Three Months Ended March 31
(In thousands)	2021	2020
Balance beginning of period	$552	$470
Additional credit losses recognized during the period, related to securities for which:
No impairment has been previously recognized	—	1,064
Reductions due to:
Securities sold during the period (realized)	(552)	—
Balance March 31	$—	$1,534

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2021
4. Retroactive Insurance Contracts
ProAssurance offers custom alternative risk solutions which includes assumed reinsurance. In the first quarter of 2021, ProAssurance entered into an assumed reinsurance arrangement with a regional hospital group. As the contract included both prospective coverage and retroactive coverage, ProAssurance bifurcated the provisions of the contract and accounted for each component separately. As of the contract effective date, ProAssurance recognized total net premiums written of $4.5 million, comprised of $2.2 million of prospective coverage and $2.3 million of retroactive coverage, total net premiums earned of $3.0 million, comprised of $0.7 million of prospective coverage and $2.3 million of retroactive coverage and total net losses and loss adjustment expenses of $2.9 million in the Condensed Consolidated Statement of Income and Comprehensive Income for the three months ended March 31, 2021. For additional information regarding ProAssurance's accounting policy for retroactive insurance contracts, see Note 1 of the Notes to Consolidated Financial Statements included in ProAssurance's December 31, 2020 report on Form 10-K.
5. Income Taxes
For interim periods, ProAssurance generally utilizes the estimated annual effective tax rate method under which the Company determines its provision (benefit) for income taxes based on the current estimate of its annual effective tax rate. Under the estimated annual effective tax rate method, items which are unusual, infrequent, or that cannot be reliably estimated are considered in the effective tax rate in the period in which the item is included in income, and are referred to as discrete items. The provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes primarily because ProAssurance recognizes tax credit benefits transferred from tax credit partnership investments. In calculating the Company's year-to-date income tax expense (benefit), the Company includes the estimated benefit of tax credits for the year-to-date period based on the most recently available information provided by the tax credit partnerships; the actual amounts of credits provided by the tax credit partnerships may prove to be different than the Company's estimates. The effect of such a difference is recognized in the period identified.
ProAssurance had a receivable for U.S. federal and U.K. income taxes carried as a part of other assets of $6.6 million at March 31, 2021 and $18.9 million at December 31, 2020. The liability for unrecognized tax benefits, which is included in the total receivable for U.S. federal and U.K. income taxes, was $5.8 million and $5.7 million at March 31, 2021 and December 31, 2020, respectively, which included an accrued liability for interest of approximately $0.6 million and $0.5 million, respectively.
Coronavirus Aid, Relief and Economic Security Act
In response to COVID-19, the CARES Act was signed into law on March 27, 2020 and contains several provisions for corporations and eases certain deduction limitations originally imposed by the TCJA. See further discussion in Note 5 of the Notes to Consolidated Financial Statements in ProAssurance's December 31, 2020 report on Form 10-K. As a result of the CARES Act, ProAssurance now has the ability to carryback NOLs generated in tax years 2018, 2019 and 2020 for up to five years. The Company has an NOL of approximately $45.3 million from the 2020 tax year that will be carried back to the 2015 tax year and is expected to generate a tax refund of approximately $15.9 million. Additionally, the Company had an NOL of approximately $25.6 million from the 2019 tax year which was carried back to the 2014 tax year and generated a tax refund of approximately $9.0 million which the Company received in February 2021.
American Rescue Plan Act of 2021
In response to economic concerns associated with COVID-19, the American Rescue Plan Act of 2021 was signed into law on March 11, 2021 and includes an expansion of the number of employees covered by the limitation on the deductibility of compensation in excess of $1 million. This provision is effective for tax years beginning after December 31, 2026. The Company has evaluated this provision as well as the other provisions of the American Rescue Plan Act of 2021 and concluded that they will not have a material impact on ProAssurance's financial position or results of operations as of March 31, 2021.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2021
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
Goodwill is tested for impairment annually or more frequently if circumstances indicate an impairment may have occurred. The date of the Company's annual goodwill impairment test is October 1. Impairment of goodwill is tested at the reporting unit level, which is consistent with the Company's reportable segments identified in Note 14. See Note 1 of the Notes to Consolidated Financial Statements in ProAssurance's December 31, 2020 report on Form 10-K for further information on how the Company tests goodwill for impairment.
Of the Company's five reporting units, two have net goodwill: Workers' Compensation Insurance and Segregated Portfolio Cell Reinsurance. The table below presents the carrying amount of goodwill and accumulated impairment losses by reporting unit at March 31, 2021 and December 31, 2020:

	Reporting Unit
(In thousands)	Specialty P&C	Workers' Compensation Insurance	Segregated Portfolio Cell Reinsurance	Total
Goodwill, gross as of January 1, 2020	$161,115	$44,110	$5,500	$210,725
Accumulated impairment losses*	(161,115)	—	—	(161,115)
Goodwill, net as of December 31, 2020	—	44,110	5,500	49,610
Accumulated impairment losses	—	—	—	—
Goodwill, net as of March 31, 2021	$—	$44,110	$5,500	$49,610
*Accumulated impairment losses in 2020 represent the pre-tax impairment loss of $161.1 million recognized during the third quarter of 2020 in relation to the Specialty P&C reporting unit. There were no other impairment losses taken prior to 2020. For additional information regarding ProAssurance's goodwill impairment in 2020, see Note 1 and Note 6 of the Notes to Consolidated Financial Statements included in ProAssurance's December 31, 2020 report on Form 10-K.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2021
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
ProAssurance believes that the methods it uses to establish reserves are reasonable and appropriate. Each year, ProAssurance uses internal actuaries to review the reserve for losses of each insurance subsidiary. ProAssurance also engages consulting actuaries to review ProAssurance claims data and provide observations regarding cost trends, rate adequacy and ultimate loss costs. The statutory filings of each insurance company with the insurance regulators must be accompanied by a consulting actuary's certification as to their respective reserves. ProAssurance considers the views of the actuaries as well as other factors, such as premium rates, historical paid and incurred loss development trends, and an evaluation of the current loss environment including frequency, severity, the expected effect of inflation, general economic and social trends, and the legal and political environment in establishing the amount of its reserve for losses. The Company expects there will be impacts to these factors as well as to the timing of loss emergence and ultimate loss ratios for certain coverages it underwrites as a result of COVID-19 and the related economic shutdown; however, the extent to which COVID-19 impacts these factors is highly uncertain and cannot be predicted (see "Item 1A, Risk Factors" and Note 8 of the Notes to Consolidated Financial Statements in ProAssurance's December 31, 2020 report on Form 10-K for additional information). The industry is experiencing new conditions, including the postponement of court cases, changes in settlement trends and a significant reduction in economic activity and insured exposure in some classes. ProAssurance's booked reserves as of March 31, 2021 include consideration of these factors, but the duration and degree to which these issues persist, along with potential legislative, regulatory or judicial actions, could result in significant changes to the Company's reserve estimates in future periods.
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

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2021
Activity in the reserve for losses and loss adjustment expenses is summarized as follows:

(In thousands)	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020	Year Ended December 31, 2020
Balance, beginning of year	$2,417,179	$2,346,526	$2,346,526
Less reinsurance recoverables on unpaid losses and loss adjustment expenses	385,087	390,708	390,708
Net balance, beginning of year	2,032,092	1,955,818	1,955,818
Net losses:
Current year(1)(2)(3)	154,634	170,874	711,846
Favorable development of reserves established in prior years, net	(4,849)	(6,042)	(50,399)
Total	149,785	164,832	661,447
Paid related to:
Current year	(10,513)	(15,876)	(83,204)
Prior years	(126,534)	(163,518)	(501,969)
Total paid	(137,047)	(179,394)	(585,173)
Net balance, end of period	2,044,830	1,941,256	2,032,092
Plus reinsurance recoverables on unpaid losses and loss adjustment expenses	393,420	389,792	385,087
Balance, end of period	$2,438,250	$2,331,048	$2,417,179
(1) Current year net losses for the year ended December 31, 2020 included $9.2 million of amortization of a PDR which offsets the impact of the losses incurred associated with the premium earned related to a large national healthcare account's claims-made policy in the Specialty P&C segment. For additional information regarding the PDR, see Note 7 of the Notes to Consolidated Financial Statements included in ProAssurance's December 31, 2020 report on Form 10-K.
(2) During the second quarter of 2020, the aforementioned large national healthcare account did not renew on terms offered by the Company and exercised its contractual option to purchase extended reporting endorsement or "tail" coverage. As a result, ProAssurance recognized total current year losses of $60.0 million (assumes a full limit loss) within the Specialty P&C segment for the year ended December 31, 2020 (see Note 7 of the Notes to Consolidated Financial Statements included in ProAssurance's December 31, 2020 report on Form 10-K).
(3) Current year net losses for the three months ended March 31, 2021 included incurred losses of $2.9 million related to an assumed reinsurance arrangement entered into during the first quarter of 2021 in the Specialty P&C segment (see Note 4).
Estimating liability reserves is complex and requires the use of many assumptions. As time passes and ultimate losses for prior years are either known or become subject to a more precise estimation, ProAssurance increases or decreases the reserve estimates established in prior periods. The consolidated net favorable loss development recognized in the three months ended March 31, 2021 primarily reflected a lower than anticipated claims severity trend (i.e., the average size of a claim) in the Specialty P&C segment, primarily related to the 2017 and 2018 accident years. The net favorable development also reflected overall favorable trends in claim closing patterns in the Workers' Compensation Insurance and Segregated Portfolio Cell Reinsurance segments. The net favorable loss development recognized in the Workers' Compensation Insurance segment is primarily related to the 2017 accident year and prior. The net favorable loss development recognized in the Segregated Portfolio Cell Reinsurance segment is primarily related to the 2018 and 2019 accident years. Consolidated net favorable loss development recognized in the three months ended March 31, 2021 was partially offset by unfavorable reserve development recognized in the Lloyd's Syndicates segment driven by certain property and catastrophe related losses.
The net favorable loss development recognized during the three months ended March 31, 2020 primarily reflected overall favorable trends in claim closing patterns in the Segregated Portfolio Cell Reinsurance and Workers' Compensation Insurance segments as well as a reduction in the reserve for potential ECO/XPL claims in the Specialty P&C segment. The net favorable loss development recognized in the Segregated Portfolio Cell Reinsurance segment primarily related to the 2016 through 2018 accident years and the net favorable loss development recognized in the Workers' Compensation Insurance segment primarily related to the 2015 and 2016 accident years.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2021
The net favorable loss development recognized for the year ended December 31, 2020 primarily reflected a lower than anticipated claims severity trend (i.e., the average size of a claim) in the Specialty P&C segment, primarily related to the 2014 through 2017 accident years. The net favorable development also reflected overall favorable trends in claim closing patterns in the Segregated Portfolio Cell Reinsurance and Workers' Compensation Insurance segments. The net favorable loss development recognized in the Segregated Portfolio Cell Reinsurance segment primarily related to the 2014 through 2019 accident years and the net favorable loss development recognized in the Workers' Compensation Insurance segment primarily related to the 2014 through 2017 accident years.
For additional information regarding ProAssurance's reserve for losses, see Note 1 and Note 8 of the Notes to Consolidated Financial Statements included in ProAssurance's December 31, 2020 report on Form 10-K.
8. Commitments and Contingencies
ProAssurance is involved in various legal actions related to insurance policies and claims handling including, but not limited to, claims asserted by policyholders. These types of legal actions arise in the Company's ordinary course of business and, in accordance with GAAP for insurance entities, are considered as a part of the Company's loss reserving process, which is described in detail under the heading "Losses and Loss Adjustment Expenses" in the Accounting Policies section in Note 1 of the Notes to Consolidated Financial Statements in ProAssurance's December 31, 2020 Form 10-K. ProAssurance also has other direct actions against the Company unrelated to its claims activity which are evaluated and accounted for as a part of other liabilities. For these corporate legal actions, the Company evaluates each case separately and establishes what it believes is an appropriate reserve based on GAAP guidance related to contingent liabilities. As of March 31, 2021 there were no material reserves established for corporate legal actions.
As a member of Lloyd's, ProAssurance has obligations to Syndicate 1729 and Syndicate 6131 including a Syndicate Credit Agreement and FAL requirements. The Syndicate Credit Agreement is an unconditional revolving credit agreement to the Premium Trust Fund of Syndicate 1729 for the purpose of providing working capital with maximum permitted borrowings of £30.0 million (approximately $41.3 million as of March 31, 2021). The Syndicate Credit Agreement has a maturity date of December 31, 2021 and contains an annual auto-renewal feature which allows for ProAssurance to elect to non-renew if notice is given at least 30 days prior to the next auto-renewal date, which is one year prior to the maturity date. Under the Syndicate Credit Agreement, advances bear interest at 3.8% annually and may be repaid at any time but are repayable upon demand after December 31, 2021, subject to extension through the auto-renewal feature. As of March 31, 2021, there were no outstanding borrowings under the Syndicate Credit Agreement. ProAssurance provides FAL to support underwriting by Syndicate 1729 and Syndicate 6131 and is comprised of investment securities and cash and cash equivalents deposited with Lloyd's with a total fair value of approximately $106.8 million at March 31, 2021 (see Note 3).
ProAssurance has entered into financial instrument transactions that may present off-balance sheet credit risk or market risk. These transactions include a short-term loan commitment and commitments to provide funding to non-public investment entities. Under the short-term loan commitment, ProAssurance has agreed to advance funds on a 30 day basis to a counterparty provided there is no violation of any condition established in the contract. As of March 31, 2021, ProAssurance had total funding commitments related to non-public investment entities as well as the short-term loan commitment of approximately $190.5 million which included the amount at risk if the full short-term loan is extended and the counterparties default. However, the credit risk associated with the short-term loan commitment is minimal as the counterparties to the contract are highly rated commercial institutions and to-date have been performing in accordance with their contractual obligations. ProAssurance’s expected credit losses associated with this short-term loan commitment were nominal in amount as of March 31, 2021.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2021
9. Leases
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
The following table provides a summary of the components of net lease expense as well as the reporting location in the Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2021 and 2020.

(In thousands)	Location in the Condensed Consolidated Statements of Income and Comprehensive Income	Three Months Ended March 31
		2021	2020
Operating lease expense (1)	Operating expense	$938	$1,625
Sublease income (2)	Other income	(54)	(38)
Net lease expense		$884	$1,587
(1) Includes short-term lease costs and variable lease costs, if applicable. For the three months ended March 31, 2021 and 2020, no short-term lease costs were recognized and variable lease costs were nominal in amount.
(2) Sublease income excludes rental income from owned properties of $0.6 million during each of the three months ended March 31, 2021 and 2020 which is included in other income. See “Item 2. Properties” in ProAssurance's December 31, 2020 report on Form 10-K for a listing of currently owned properties.
The following table provides supplemental lease information for operating leases on the Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020.

($ in thousands)	March 31, 2021	December 31, 2020
Operating lease ROU assets	$18,219	$19,013
Operating lease liabilities	$19,168	$20,116
Weighted-average remaining lease term	8.26 years	8.31 years
Weighted-average discount rate	2.98%	2.97%
The following table provides supplemental lease information for the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31
(In thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,089	$1,017

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2021
The following table is a schedule of remaining future minimum lease payments for operating leases that had an initial or remaining non-cancellable lease term in excess of one year as of March 31, 2021.

(In thousands)
2021	$3,057
2022	3,306
2023	2,608
2024	2,026
2025	1,783
Thereafter	8,875
Total future minimum lease payments	21,655
Less: Imputed interest	2,487
Total operating lease liabilities	$19,168
10. Debt
ProAssurance’s outstanding debt consisted of the following:

($ in thousands)	March 31, 2021	December 31, 2020
Senior Notes due 2023, unsecured, interest at 5.3% annually	$250,000	$250,000
Mortgage Loans, outstanding borrowings are secured by first priority liens on two office buildings, and bear an interest rate of three-month LIBOR plus 1.325% (1.51% and 1.58%, respectively) determined on a quarterly basis	35,723	36,113
Total principal	285,723	286,113
Less unamortized debt issuance costs	1,301	1,400
Debt less unamortized debt issuance costs	$284,422	$284,713
Revolving Credit Agreement
ProAssurance has a Revolving Credit Agreement, which expires November 2024, that may be used for general corporate purposes, including, but not limited to, short-term working capital, share repurchases as authorized by the Board and support for other activities. ProAssurance's Revolving Credit Agreement permits borrowings up to $250 million, and has available a $50 million accordion feature which, if successfully subscribed, would expand the permitted borrowings to a maximum of $300 million. As of March 31, 2021 and December 31, 2020, there were no outstanding borrowings on the Revolving Credit Agreement.
Covenant Compliance
There are no financial covenants associated with the Senior Notes due 2023.
The Revolving Credit Agreement contains customary representations, covenants and events constituting default, and remedies for default. The Revolving Credit Agreement also defines financial covenants regarding permitted leverage ratios. ProAssurance is currently in compliance with all covenants of the Revolving Credit Agreement. On April 19, 2021, ProAssurance amended and restated its Revolving Credit Agreement to allow for additional indebtedness of a subsidiary in preparation of the close of the NORCAL acquisition. This amendment to the Revolving Credit Agreement is included as Exhibit 10.1 of this report.
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
Additional Information
For additional information regarding ProAssurance's debt, see Note 11 of the Notes to Consolidated Financial Statements included in ProAssurance's December 31, 2020 report on Form 10-K.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2021
11. Shareholders’ Equity
At March 31, 2021 and December 31, 2020, ProAssurance had 100 million shares of authorized common stock and 50 million shares of authorized preferred stock. The Board has the authority to determine provisions for the issuance of preferred shares, including the number of shares to be issued, the designations, powers, preferences and rights, and the qualifications, limitations or restrictions of such shares.
ProAssurance declared cash dividends of $0.05 and $0.31 per share during the first quarter of 2021 and 2020, respectively. Dividends declared during the 2021 and 2020 three-month periods totaled $2.7 million and $16.7 million, respectively. Any decision to pay future cash dividends is subject to the Board’s final determination after a comprehensive review of financial performance, future expectations and other factors deemed relevant by the Board. See Note 12 of the Notes to Consolidated Financial Statements in ProAssurance's December 31, 2020 report on Form 10-K for additional information.
At March 31, 2021, Board authorizations for the repurchase of common shares or the retirement of outstanding debt of $110 million remained available for use. ProAssurance did not repurchase any common shares during the three months ended March 31, 2021 or 2020.
Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)
The following tables provide a detailed breakout of the components of AOCI and the amounts reclassified from AOCI to net income (loss). The tax effects of all amounts in the tables below, except for an immaterial amount of unrealized gains and losses on available-for-sale securities held at the Company's U.K. subsidiary, were computed using the enacted U.S. federal corporate tax rate of 21%. For the three months ended March 31, 2021 and 2020, OCI included a deferred tax benefit of $8.3 million and $11.0 million, respectively.
The changes in the balance of each component of AOCI for the three months ended March 31, 2021 and 2020 were as follows:

(In thousands)	Unrealized Investment Gains (Losses)	Non-credit Impairments	Unrecognized Change in Defined Benefit Plan Liabilities*	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2020	$75,388	$(57)	$(104)	$75,227
OCI, before reclassifications, net of tax	(30,415)	—	—	(30,415)
Amounts reclassified from AOCI, net of tax	(3,347)	57	—	(3,290)
Net OCI, current period	(33,762)	57	—	(33,705)
Balance March 31, 2021	$41,626	$—	$(104)	$41,522

(In thousands)	Unrealized Investment Gains (Losses)	Non-credit Impairments	Unrecognized Change in Defined Benefit Plan Liabilities*	Accumulated Other Comprehensive Income (Loss)
Balance December 31, 2019	$36,577	$300	$78	$36,955
OCI, before reclassifications, net of tax	(42,497)	517	—	(41,980)
Amounts reclassified from AOCI, net of tax	115	—	—	115
Net OCI, current period	(42,382)	517	—	(41,865)
Balance March 31, 2020	$(5,805)	$817	$78	$(4,910)
* Represents the re-estimation of the defined benefit plan liability assumed in the Eastern acquisition. The defined benefit plan is frozen as to the earnings of additional benefits and the benefit plan liability is re-estimated annually.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2021
12. Variable Interest Entities
ProAssurance holds passive interests in a number of entities that are considered to be VIEs under GAAP guidance. ProAssurance's VIE interests principally consist of interests in LPs/LLCs formed for the purpose of achieving diversified equity and debt returns. ProAssurance's VIE interests, carried as a part of investment in unconsolidated subsidiaries, totaled $270.8 million at March 31, 2021 and $282.2 million at December 31, 2020.
ProAssurance does not have power over the activities that most significantly impact the economic performance of these VIEs and thus is not the primary beneficiary. Investments in entities where ProAssurance holds a greater than minor interest but does not hold a controlling interest are accounted for using the equity method. Therefore, ProAssurance has not consolidated these VIEs. ProAssurance’s involvement with each VIE is limited to its direct ownership interest in the VIE. Except for the funding commitments disclosed in Note 8, ProAssurance has no arrangements with any of the VIEs to provide other financial support to or on behalf of the VIE. At March 31, 2021, ProAssurance’s maximum loss exposure relative to these investments was limited to the carrying value of ProAssurance’s investment in the VIE.
13. Earnings (Loss) Per Share
Diluted weighted average shares is calculated as basic weighted average shares plus the effect, calculated using the treasury stock method, of assuming that restricted share units and performance share units have vested. The following table provides a reconciliation between the Company's basic weighted average number of common shares outstanding to its diluted weighted average number of common shares outstanding:

(In thousands, except per share data)	Three Months Ended March 31
	2021	2020
Weighted average number of common shares outstanding, basic	53,918	53,808
Dilutive effect of securities:
Restricted Share Units	76	74
Performance Share Units	4	3
Weighted average number of common shares outstanding, diluted	53,998	53,885
Effect of dilutive shares on earnings (loss) per share	$—	$—
Dilutive common share equivalents are reflected in the earnings (loss) per share calculation while antidilutive common share equivalents are not reflected in the earnings (loss) per share calculation. There were no antidilutive common share equivalents for the three months ended March 31, 2021. For the three months ended March 31, 2020, all incremental common share equivalents were not included in the computation of diluted earnings (loss) per share because to do so would have been antidilutive for the period.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2021
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
Workers' Compensation Insurance includes workers' compensation insurance products which are provided primarily to employers with 1,000 or fewer employees. The segment's products include guaranteed cost policies, policyholder dividend policies, retrospectively-rated policies, deductible policies and alternative market solutions. Alternative market program premiums include program design, fronting, claims administration, risk management, SPC rental, asset management and SPC management services. Alternative market program premiums are 100% ceded to either SPCs in the Company's Segregated Portfolio Cell Reinsurance segment or, to a limited extent, to a captive insurer unaffiliated with ProAssurance.
Segregated Portfolio Cell Reinsurance includes the results (underwriting profit or loss, plus investment results, net of U.S. federal income taxes) of SPCs at Inova Re and Eastern Re, the Company's Cayman Islands SPC operations. Each SPC is owned, fully or in part, by an agency, group or association, and the results of the SPCs are attributable to the participants of that cell. ProAssurance participates to a varying degree in the results of selected SPCs. SPC results attributable to external cell participants are reflected as SPC dividend expense (income) in the Segregated Portfolio Cell Reinsurance segment and in ProAssurance's Condensed Consolidated Statements of Income and Comprehensive Income. In addition, the Segregated Portfolio Cell Reinsurance segment includes the investment results of the SPCs as the investments are solely for the benefit of the cell participants, and investment results attributable to external cell participants are reflected in SPC dividend expense (income). The SPCs assume workers' compensation insurance, healthcare professional liability insurance or a combination of the two from the Company's Workers' Compensation Insurance and Specialty P&C segments.
Lloyd's Syndicates includes the results from ProAssurance's participation in Lloyd's of London Syndicate 1729 and Syndicate 6131. The results of this segment are normally reported on a quarter lag, except when information is available that is material to the current period. Furthermore, investment results associated with the majority of investment assets solely allocated to Lloyd's Syndicate operations and certain U.S. paid administrative expenses are reported concurrently as that information is available on an earlier time frame. Syndicate 1729 underwrites risks over a wide range of property and casualty insurance and reinsurance lines in both the U.S. and international markets while Syndicate 6131 focuses on contingency and specialty property business, also within the U.S. and international markets. To support and grow the Company's core insurance operations, ProAssurance decreased its participation in the results of Syndicate 1729 for the 2021 underwriting year to 5% from 29%. Syndicate 6131 is an SPA that underwrites on a quota share basis with Syndicate 1729. Effective July 1, 2020, Syndicate 6131 entered into a six-month quota share reinsurance agreement with an unaffiliated insurer. Under this agreement, Syndicate 6131 ceded essentially half of the premium assumed from Syndicate 1729 to the unaffiliated insurer; the agreement was non-renewed on January 1, 2021 and the Company decreased its participation in the results of Syndicate 6131 to 50% from 100% for the 2021 underwriting year. Due to the quarter lag, the change in the Company's participation in the results of Syndicates 1729 and 6131 will not be reflected in its results until the second quarter of 2021.
Corporate includes ProAssurance's investment operations, other than those reported in the Company's Segregated Portfolio Cell Reinsurance and Lloyd's Syndicates segments, interest expense and U.S. income taxes. The segment also includes non-premium revenues generated outside of the Company's insurance entities and corporate expenses.
The accounting policies of the segments are described in Note 1 of the Notes to Consolidated Financial Statements in ProAssurance’s December 31, 2020 report on Form 10-K. ProAssurance evaluates the performance of its Specialty P&C and Workers' Compensation Insurance segments based on before tax underwriting profit or loss. ProAssurance evaluates the performance of its Segregated Portfolio Cell Reinsurance segment based on operating profit or loss, which includes investment

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2021
results of investment assets solely allocated to SPC operations, net of U.S. federal income taxes. Performance of the Lloyd's Syndicates segment is evaluated based on operating profit or loss, which includes investment results of investment assets solely allocated to Lloyd's Syndicate operations, net of U.K. income tax expense. Performance of the Corporate segment is evaluated based on the contribution made to consolidated after-tax results. ProAssurance accounts for inter-segment transactions as if the transactions were to third parties at current market prices. Assets are not allocated to segments because investments, other than the investments discussed above that are solely allocated to the Segregated Portfolio Cell Reinsurance and Lloyd's Syndicates segments, and other assets are not managed at the segment level. The tabular information that follows shows the financial results of the Company's reportable segments reconciled to results reflected in the Condensed Consolidated Statements of Income and Comprehensive Income. ProAssurance does not consider asset impairments, including goodwill and intangible asset impairments, in assessing the financial performance of its operating and reportable segments, and thus are included in the reconciliation of segment results to consolidated results.
Financial results by segment were as follows:

	Three Months Ended March 31, 2021
(In thousands)	Specialty P&C	Workers' Compensation Insurance	Segregated Portfolio Cell Reinsurance	Lloyd's Syndicates	Corporate	Inter-segment Eliminations	Consolidated
Net premiums earned	$115,613	$40,011	$15,884	$15,850	$—	$—	$187,358
Net investment income	—	—	221	729	14,067	—	15,017
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	—	6,788	—	6,788
Net realized gains (losses)	—	—	987	(115)	7,977	—	8,849
Other income (expense)(1)	469	392	1	221	1,894	(972)	2,005
Net losses and loss adjustment expenses	(101,186)	(26,207)	(9,425)	(12,967)	—	—	(149,785)
Underwriting, policy acquisition and operating expenses(1)	(26,346)	(12,286)	(5,025)	(6,591)	(7,175)	972	(56,451)
SPC U.S. federal income tax expense(2)	—	—	(356)	—	—	—	(356)
SPC dividend (expense) income	—	—	(1,742)	—	—	—	(1,742)
Interest expense	—	—	—	—	(3,212)	—	(3,212)
Income tax benefit (expense)	—	—	—	—	(736)	—	(736)
Segment results	$(11,450)	$1,910	$545	$(2,873)	$19,603	$—	7,735
Net income (loss)							$7,735
Significant non-cash items:
Depreciation and amortization, net of accretion	$2,171	$903	$316	$15	$3,317	$—	$6,722

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2021

	Three Months Ended March 31, 2020
(In thousands)	Specialty P&C	Workers' Compensation Insurance	Segregated Portfolio Cell Reinsurance	Lloyd's Syndicates	Corporate	Inter-segment Eliminations	Consolidated
Net premiums earned	$120,359	$44,515	$16,980	$22,001	$—	$—	$203,855
Net investment income	—	—	254	1,159	19,417	—	20,830
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	—	(1,562)	—	(1,562)
Net realized gains (losses)	—	—	(3,207)	81	(25,547)	—	(28,673)
Other income (expense)(1)	1,698	757	136	(232)	633	(741)	2,251
Net losses and loss adjustment expenses	(110,931)	(29,769)	(9,352)	(14,780)	—	—	(164,832)
Underwriting, policy acquisition and operating expenses(1)	(29,585)	(14,164)	(5,079)	(9,142)	(4,827)	741	(62,056)
SPC U.S. federal income tax expense(2)	—	—	(222)	—	—	—	(222)
SPC dividend (expense) income	—	—	508	—	—	—	508
Interest expense	—	—	—	—	(4,129)	—	(4,129)
Income tax benefit (expense)	—	—	—	29	12,047	—	12,076
Segment results	$(18,459)	$1,339	$18	$(884)	$(3,968)	$—	(21,954)
Net income (loss)							$(21,954)
Significant non-cash items:
Depreciation and amortization, net of accretion	$1,580	$926	$69	$9	$2,150	$—	$4,734
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
March 31, 2021
The following table provides detailed information regarding ProAssurance's gross premiums earned by product as well as a reconciliation to net premiums earned. All gross premiums earned are from external customers except as noted. ProAssurance's insured risks are primarily within the U.S.

	Three Months Ended March 31
(In thousands)	2021	2020
Specialty P&C Segment
Gross premiums earned:
HCPL	$97,045	$103,467
Small Business Unit	25,925	26,650
Medical Technology Liability	8,938	8,529
Other	152	377
Ceded premiums earned	(16,447)	(18,664)
Segment net premiums earned	115,613	120,359

Workers' Compensation Insurance Segment
Gross premiums earned:
Traditional business	41,743	47,485
Alternative market business	16,889	18,128
Ceded premiums earned	(18,621)	(21,098)
Segment net premiums earned	40,011	44,515

Segregated Portfolio Cell Reinsurance Segment
Gross premiums earned:
Workers' compensation(1)	16,115	17,513
HCPL(2)	1,852	1,677
Ceded premiums earned	(2,083)	(2,210)
Segment net premiums earned	15,884	16,980

Lloyd's Syndicates Segment
Gross premiums earned:
Property and casualty	20,385	28,196
Ceded premiums earned	(4,535)	(6,195)
Segment net premiums earned	15,850	22,001

Consolidated net premiums earned	$187,358	$203,855
(1) Premium for all periods is assumed from the Workers' Compensation Insurance segment.
(2) Premium for all periods is assumed from the Specialty P&C segment.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2021
15. Subsequent Event
On May 5, 2021, ProAssurance completed its acquisition of NORCAL by purchasing over 98% of the converted company stock in exchange for base consideration of $441 million, which includes cash from ProAssurance of $248 million. The cash consideration from ProAssurance was funded by cash on hand as of May 5, 2021. On May 6, 2021, ProAssurance borrowed $15 million under its Revolving Credit Agreement to pay certain transaction-related expenses (see Note 10 of the Notes to Condensed Consolidated Financial Statements for further discussion of the terms of the Revolving Credit Agreement). The consideration also includes contribution certificates as well as contingent consideration depending upon the development of NORCAL's ultimate net losses over a three-year period beginning December 31, 2020. The contribution certificates will be issued to certain NORCAL policyholders in the conversion of NORCAL Mutual, and those instruments are an obligation of NORCAL Insurance Company, the successor of NORCAL. The base consideration and maximum contingent consideration are subject to final verification as the equity allocation is reviewed and finalized post close.
The determination of the fair value of the contingent consideration, along with the allocation of the final purchase consideration to the assets acquired and liabilities assumed was not complete as of the date of this report. The required disclosures related to this acquisition will be provided in ProAssurance's June 30, 2021 report on Form 10-Q upon completion of the valuation of the assets acquired and liabilities assumed.
NORCAL is an underwriter of medical professional liability insurance and this transaction will provide strategic and financial benefits including additional scale and geographic diversification in the physician professional liability market and is expected to be accretive to earnings over time.

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
Critical Accounting Estimates
Our Condensed Consolidated Financial Statements are prepared in conformity with GAAP. Preparation of these financial statements requires us to make estimates and assumptions that affect the amounts we report on those statements. We evaluate these estimates and assumptions on an ongoing basis based on current and historical developments, market conditions, industry trends and other information that we believe to be reasonable under the circumstances, including the potential impacts of the COVID-19 pandemic (see "Item 1A, Risk Factors" and "Critical Accounting Estimates" in our December 31, 2020 report on Form 10-K for additional information). We can make no assurance that actual results will conform to our estimates and assumptions; reported results of operations may be materially affected by changes in these estimates and assumptions.
For further information on the significant accounting policies we follow in making estimates that materially affect financial reporting please refer to the Notes to Consolidated Financial Statements in our December 31, 2020 report on Form 10-K. Management considers the following accounting estimates to be critical because they involve significant judgment by management and those judgments could result in a material effect on our financial statements.
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
As of March 31, 2021, our reserve is comprised almost entirely of long-tail exposures. The estimation of long-tailed losses is inherently difficult and is subject to significant judgment on the part of management. Due to the nature of our claims, our loss costs, even for claims with similar characteristics, can vary significantly depending upon many factors, including but not limited to the specific characteristics of the claim and the manner in which the claim is resolved. Long-tailed insurance is characterized by the extended period of time typically required both to assess the viability of a claim and potential damages, if any, and to reach a resolution of the claim. The claims resolution process may extend to more than five years. The combination of continually changing conditions and the extended time required for claim resolution results in a loss cost estimation process that requires actuarial skill and the application of significant judgment, and such estimates require periodic modification.
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
Current Accident Year - Initial Reserve
Considerable judgment is required in establishing our initial reserve for any current accident year period, as there is limited data available upon which to base our estimate (see further discussion that follows under heading "Use of Judgment"). Our process for setting an initial reserve considers the unique characteristics of each product, but in general we rely heavily on the loss assumptions that were used to price business, as our pricing reflects our analysis of loss costs that we expect to incur relative to the insurance product being priced.
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
We observed a reduction in claims frequency in 2020 that has continued into 2021, some of which is likely associated with the COVID-19 pandemic; however, we continue to remain cautious in recognizing these favorable frequency trends in our current accident year reserve due to the long-tailed nature of our HCPL claims as well as the uncertainty surrounding the length and severity of the pandemic. See further discussion in our Segment Results - Specialty Property & Casualty section that follows under the heading "Losses and Loss Adjustment Expenses."
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
As in our Specialty P&C segment, we observed a reduction in claims frequency in 2020 that has continued into 2021 in our Workers' Compensation Insurance segment, some of which is likely associated with the COVID-19 pandemic. While we reduced our current accident year loss ratio in 2020 in our Workers' Compensation Insurance segment in response to these favorable trends as these claims are shorter-tailed in nature as compared to our HCPL claims, we continue to remain cautious in our evaluation of the current accident year reserve due to the uncertainty surrounding the length and severity of the pandemic. Furthermore, the impact of legislative and regulatory bodies in certain states changing or attempting to broaden compensability requirements for COVID-19 claims could, if successful, have an adverse impact on the frequency and severity related to COVID-19 claims. See further discussion in the "Insurance Regulatory Matters" section in Part 1, Item 1 of our December 31, 2020 report on Form 10-K. Furthermore, as it relates to both our Workers' Compensation Insurance and Segregated Portfolio Cell Reinsurance segments, the current economic conditions resulting from the COVID-19 pandemic have introduced significant risk of a prolonged recession, which could have an adverse impact on our return to wellness efforts and the ability of injured workers to return to work, resulting in a potential reduction in favorable claim trends in future periods.
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
Our reserve re-estimation process is based upon the most recently completed actuarial analysis supplemented by any new analysis, information or trends that have emerged since the date of that study. We also take into account currently available industry trend information. Changes to previously established reserve estimates are recognized in the current period if management’s best estimate of ultimate losses differs from the estimate previously established. While management considers a variety of variables in determining its best estimate, in general, as claims age, our methodologies give more weight to actual loss costs which, for the majority of our reserves, continue to indicate that ultimate loss costs will be lower than our previous estimates. The discussion in our Critical Accounting Estimates section in Item 7 of our December 31, 2020 report on Form 10-K includes additional information regarding the methodologies used to evaluate our reserve.
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
More recently, another factor affecting our analysis of our HCPL reserves and the related development recognized is the reduction in claims frequency in 2020, some of which is likely associated with the COVID-19 pandemic, as previously discussed. In 2020, we established a $10 million reserve related to COVID-19. This reserve represents our best estimate of ultimate COVID-19 related losses based on currently available information and reported incidents. Similar to our views on our current accident year reserve, we remain cautious in recognizing these favorable frequency trends in our prior accident year reserve due to the long-tailed nature of our HCPL claims as well as the uncertainty surrounding the length and severity of the pandemic. Accordingly, no adjustment has been made to this reserve since 2020.
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
Investment Valuations
We record the majority of our investments at fair value as shown in the table below. At March 31, 2021, the distribution of our investments based on GAAP fair value hierarchies (levels) was as follows:

	Distribution by GAAP Fair Value Hierarchy
	Level 1	Level 2	Level 3	Not Categorized	Total Investments
Investments recorded at:
Fair value	10%	78%	1%	7%	96%
Other valuations					4%
Total Investments					100%
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
Nonrecurring Fair Value Measurements
We measure the fair value of certain assets on a nonrecurring basis when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. These assets include investments carried principally at cost, investments in tax credit partnerships, fixed assets, goodwill and other intangible assets. These assets would also include any equity method investments that do not provide a NAV. We did not have any assets or liabilities that were measured at fair value on a nonrecurring basis at March 31, 2021 or December 31, 2020.
Investments - Other Valuation Methodologies
Certain of our investments, in accordance with GAAP for the type of investment, are measured using methodologies other than fair value. At March 31, 2021, these investments represented approximately 4% of total investments, and are detailed in the following table. Additional information about these investments is provided in Notes 2 and 3 of the Notes to Condensed Consolidated Financial Statements.

(In millions)	Carrying Value	GAAP Measurement Method
Other investments:
Other, principally FHLB capital stock	$2.4	Principally Cost
Investment in unconsolidated subsidiaries:
Investments in tax credit partnerships	24.4	Equity
Equity method investments, primarily LPs/LLCs	48.1	Equity
	72.5
BOLI	66.9	Cash surrender value
Total investments - Other valuation methodologies	$141.8

Impairments
We evaluate our available-for-sale investment securities, which at March 31, 2021 and December 31, 2020 consisted entirely of fixed maturity securities, on at least a quarterly basis for the purpose of determining whether declines in fair value below recorded cost basis represent an impairment loss. We consider a credit-related impairment loss to have occurred:
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
As part of our evaluation of the recoverability of DPAC, we also evaluate our unearned premiums for premium deficiencies. A premium deficiency is recognized if the sum of anticipated losses and loss adjustment expenses, unamortized DPAC and maintenance costs, net of anticipated investment income, exceeds the related unearned premium. If a premium deficiency is identified, the associated DPAC is written off, and a PDR is recorded for the excess deficiency as a component of net losses and loss adjustment expenses in our Condensed Consolidated Statement of Income and Comprehensive Income and as a component of the reserve for losses on our Condensed Consolidated Balance Sheet. During the three months ended March 31, 2021 we did not determine any DPAC to be unrecoverable.
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
A valuation allowance was established in a prior year against the deferred tax asset related to the NOL carryforwards for the U.K. operations. In addition, a valuation allowance was established in 2020 against a portion of the deferred tax asset related to the U.S. state NOL carryforwards. Management concluded that it was more likely than not that these deferred tax assets will not be realized. We also established a valuation allowance in a prior year against the deferred tax assets of certain SPCs at our wholly owned Cayman Islands reinsurance subsidiary, Inova Re. Due to the limited operations of these SPCs, management concluded that a valuation allowance was required. As of March 31, 2021, management concluded that a valuation allowance was still required against the deferred tax assets related to the NOL carryforwards for the U.K. operations, against the deferred tax assets related to the U.S. state NOL carryforwards and against the deferred tax assets of certain SPCs at Inova Re. See further discussion in Note 5 of the Notes to Consolidated Financial Statements in our December 31, 2020 report on Form 10-K.
U.S. Tax Legislation
Coronavirus Aid, Relief and Economic Security Act
In response to COVID-19, the CARES Act was signed into law on March 27, 2020 and contains several provisions for corporations and eases certain deduction limitations originally imposed by the TCJA. See further discussion in Note 5 of the Notes to Consolidated Financial Statements in our December 31, 2020 report on Form 10-K. We anticipate the temporary changes regarding NOL carryback provisions included in the CARES Act will have a favorable impact on our liquidity (see discussion that follows in the Liquidity and Capital Resources and Financial Condition section under the heading "Taxes").

American Rescue Plan Act of 2021
In response to economic concerns associated with COVID-19, the American Rescue Plan Act of 2021 was signed into law on March 11, 2021 and includes an expansion of the number of employees covered by the limitation on the deductibility of compensation in excess of $1 million. This provision is effective for tax years beginning after December 31, 2026. We have evaluated this provision as well as the other provisions of the American Rescue Plan Act of 2021 and concluded that they will not have a material impact on our financial position or results of operations as of March 31, 2021. See further discussion in Note 5 of the Notes to Condensed Consolidated Financial Statements.
Unrecognized Tax Benefits
We evaluate tax positions taken on tax returns and recognize positions in our financial statements when it is more likely than not that we will sustain the position upon resolution with a taxing authority. If recognized, the benefit is measured as the largest amount of benefit that has a greater than 50% probability of being realized. We review uncertain tax positions each quarter, considering changes in facts and circumstances, such as changes in tax law, interactions with taxing authorities and developments in case law, and make adjustments as we consider necessary. Adjustments to our unrecognized tax benefits may affect our income tax expense, and settlement of uncertain tax positions may require the use of cash. Other than differences related to timing, no significant adjustments were considered necessary during the three months ended March 31, 2021 or 2020. At March 31, 2021, our liability for unrecognized tax benefits approximated $5.2 million.
Goodwill / Intangibles
Goodwill and intangible assets are tested for impairment annually or more frequently if circumstances indicate an impairment may have occurred. The date of our annual impairment testing is October 1. Impairment of goodwill is tested at the reporting unit level, which is consistent with our reportable segments identified in Note 14 of the Notes to Condensed Consolidated Financial Statements. Of the five reporting units, two have net goodwill - Workers' Compensation Insurance and Segregated Portfolio Cell Reinsurance. For our last annual impairment test at October 1, 2020, we performed qualitative assessments for our Workers' Compensation Insurance and Segregated Portfolio Cell Reinsurance reporting units (see Note 6 of the Notes to Condensed Consolidated Financial Statements). Management concluded that it was not more likely than not that the fair value of each of our two reporting units that have net goodwill was less than the carrying value of each reporting unit as of the testing date; therefore no further impairment testing was required. In addition, there were no triggering events as of March 31, 2021 that would suggest an updated impairment test would be needed for our goodwill and intangible assets. Additional information regarding our goodwill and intangible assets is included Note 1 and Note 6 of the Notes to Consolidated Financial Statements included in our December 31, 2020 report on Form 10-K.
Given the evolving, uncertain nature of the COVID-19 pandemic, the estimates and assumptions used by management in these impairment tests have inherent uncertainties, and different assumptions could lead to materially different results including impairment charges in the future. Management expects to continue to monitor developments and perform updated analyses as necessary.
Accounting Changes
We did not have any change in accounting estimate or policy that had a material effect on our results of operations or financial position during the three months ended March 31, 2021. We are not aware of any accounting changes not yet adopted as of March 31, 2021 that could have a material impact on our results of operations, financial position or cash flows.
Liquidity and Capital Resources and Financial Condition
Overview
ProAssurance Corporation is a holding company and is a legal entity separate and distinct from its subsidiaries. As a holding company, our principal source of external revenue is our investment revenues. In addition, dividends from our operating subsidiaries represent another source of funds for our obligations, including debt service and shareholder dividends. We also charge our operating subsidiaries within our Specialty P&C and Workers' Compensation Insurance segments a management fee based on the extent to which services are provided to the subsidiary and the amount of gross premium written by the subsidiary. At March 31, 2021, we held cash and liquid investments of approximately $250 million outside our insurance subsidiaries that were available for use without regulatory approval or other restriction. We also have $250 million in permitted borrowings available under our Revolving Credit Agreement as well as the possibility of a $50 million accordion feature, if successfully subscribed. As of April 30, 2021, no borrowings were outstanding under our Revolving Credit Agreement.

To date, during 2021, our operating subsidiaries have paid dividends to us of approximately $15 million, all of which were paid in April 2021. Dividends paid in April 2021 have not been included in our cash and liquid investments held outside of our insurance subsidiaries at March 31, 2021. In the aggregate, our insurance subsidiaries are permitted to pay dividends of approximately $92 million over the remainder of 2021 without prior approval of state insurance regulators. However, the payment of any dividend requires prior notice to the insurance regulator in the state of domicile, and the regulator may reduce or prevent the dividend if, in its judgment, payment of the dividend would have an adverse effect on the surplus of the insurance subsidiary. We make the decision to pay dividends from an insurance subsidiary based on the capital needs of that subsidiary and may pay less than the permitted dividend or may also request permission to pay an additional amount (an extraordinary dividend).
Cash Flows
Cash flows between periods compare as follows:

	Three Months Ended March 31
(In thousands)	2021	2020	Change
Net cash provided (used) by:
Operating activities	$28,700	$(12,049)	$40,749
Investing activities	(26,261)	71,825	(98,086)
Financing activities	(3,386)	(17,976)	14,590
Increase (decrease) in cash and cash equivalents	$(947)	$41,800	$(42,747)

	Three Months Ended March 31
(In thousands)	2020	2019	Change
Net cash provided (used) by:
Operating activities	$(12,049)	$34,392	$(46,441)
Investing activities	71,825	3,868	67,957
Financing activities	(17,976)	(46,901)	28,925
Increase (decrease) in cash and cash equivalents	$41,800	$(8,641)	$50,441
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
The increase in operating cash flows for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 of $40.7 million was primarily due to a decrease in paid losses of $54.5 million driven by our Specialty P&C and Segregated Portfolio Cell Reinsurance segments. The decrease in paid losses in our Specialty P&C segment was primarily due to a smaller number of claims resolved with large indemnity payments as compared to the prior year period, some of which is likely associated with the COVID-19 pandemic including the disruption of the court systems. The decrease in paid losses in our Segregated Portfolio Cell Reinsurance segment reflected the effect of the payment of a $10 million claim during the first quarter of 2020 by an SPC at Eastern Re in which we do not participate. This claim payment related to a reserve established by the SPC in 2019 related to an errors and omissions liability policy. Additionally, the increase in operating cash flows reflected a decrease in cash paid for operating expenses of $17.7 million driven by a decrease in various operational expenses in our Specialty P&C, Workers' Compensation Insurance and Corporate segments resulting from improvements over the past year including organizational structure enhancements and improved operating efficiencies. In addition, the decrease in cash paid for operating expenses was due to our decreased participation in the results of Syndicate 1729 for the 2020 underwriting year. Furthermore, the increase in operating cash flows reflected a tax refund of approximately $9.0 million which we received in February 2021 (see additional discussion within this section under the heading "Taxes" that follows). The increase in operating cash flows was partially offset by a decrease in net premium receipts of $33.6 million driven by our Lloyd's Syndicates and Specialty P&C segments. The decrease in premium receipts in our Lloyd's Syndicates segment reflected our decreased participation in the results of Syndicate 1729 for the 2020 underwriting year. The decrease in premium receipts in our Specialty P&C segment was due to our re-underwriting efforts and the dissolution of our arrangement with CAPAssurance. The remaining variance in operating cash flows for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 was comprised of individually insignificant components.

The decrease in operating cash flows for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 of $46.4 million was primarily due to an increase in paid losses of $54.2 million and a decrease in net premium receipts of $9.3 million. The increase in paid losses was driven by our Specialty P&C and Segregated Portfolio Cell Reinsurance segments. The increase in paid losses in our Specialty P&C segment was primarily due to higher average claim payments. The increase in paid losses in our Segregated Portfolio Cell Reinsurance segment reflected the aforementioned payment of a $10 million claim by an SPC at Eastern Re. The decrease in net premium receipts was primarily due to a decline in written premium in our Specialty P&C and Workers' Compensation Insurance segments. The decrease in operating cash flows was somewhat offset by a decrease in 2020 tax payments as compared to 2019 of $6.4 million and a decrease in paid bonuses of $3.0 million. The decrease in tax payments was primarily due to refunds received during the three months ended March 31, 2020. The remaining variance in operating cash flows for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 was comprised of individually insignificant components.
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
Our financing cash flows are primarily comprised of dividend payments and borrowings and repayments under our Revolving Credit Agreement. See further discussion of our financing activities in this section under the heading "Financing Activities and Related Cash Flows."

Operating Activities and Related Cash Flows
Reinsurance
Within our Specialty P&C segment, we use insurance and reinsurance (collectively, “reinsurance”) to provide capacity to write larger limits of liability, to provide reimbursement for losses incurred under the higher limit coverages we offer and to provide protection against losses in excess of policy limits. Within our Workers' Compensation Insurance segment, we use reinsurance to reduce our net liability on individual risks, to mitigate the effect of significant loss occurrences (including catastrophic events), to stabilize underwriting results and to increase underwriting capacity by decreasing leverage. In both our Specialty P&C and Workers' Compensation Insurance segments, we use reinsurance in risk sharing arrangements to align our objectives with those of our strategic business partners and to provide custom insurance solutions for large customer groups. Within our Lloyd's Syndicates segment, Syndicate 1729 utilizes reinsurance to provide capacity to write larger limits of liability on individual risks, to provide protection against catastrophic loss and to provide protection against losses in excess of policy limits. The discussion in our Liquidity section under the same heading in Item 7 of our December 31, 2020 report on Form 10-K includes additional information regarding our reinsurance agreements.
Excess of Loss Reinsurance Agreements
We generally reinsure risks under treaties (our excess of loss reinsurance agreements) pursuant to which the reinsurers agree to assume all or a portion of all risks that we insure above our individual risk retention levels, up to the maximum individual limits offered. Generally, these agreements are negotiated and renewed annually. Our HCPL treaty renews annually on October 1 and, for the October 1, 2020 renewal, we increased our retention to $2 million from $1 million and added provisions for reinstatement premiums which resulted in a reduction to the gross rate paid under the renewed treaty. Historically, our Medical Technology Liability treaty renewed annually on January 1; however, the treaty that renewed on January 1, 2020 renewed on a short-term basis and was renewed again for a full year term on October 1, 2020 along with our HCPL treaty. Our Medical Technology Liability treaty which renewed on October 1, 2020 renewed at a lower rate than the previous agreement, with an increase in retention to $2 million from $1 million. Our Workers' Compensation treaty renews annually on May 1. Our traditional workers' compensation treaty renewed May 1, 2020 at a higher rate than the previous agreement, with an increase in the AAD to 3.16% from 2.1% of ceded earned premium, in excess of the $0.5 million retention per loss occurrence; all other material treaty terms were consistent with the expiring agreement. The significant coverages provided by our current excess of loss reinsurance agreements are detailed in the following table.

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
(2) Prior to October 1, 2020, retention was $1M.
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
(1) The attachment point is based on a percentage of written premium within individual cells, ranges from 85% to 94%, and varies by cell.
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
Taxes
We are subject to the tax laws and regulations of the U.S., Cayman Islands and U.K. We file a consolidated U.S. federal income tax return that includes the parent company and its U.S. subsidiaries. Our filing obligations include a requirement to make quarterly payments of estimated taxes to the IRS using the corporate tax rate effective for the tax year. We did not make any quarterly estimated tax payments during the three months ended March 31, 2021 or 2020.
As a result of the CARES Act that was signed into law on March 27, 2020, as previously discussed, we now have the ability to carryback NOLs generated in tax years 2018, 2019 and 2020 for up to five years. See further discussion in Note 5 of the Notes to Consolidated Financial Statements included in our December 31, 2020 report on Form 10-K. We have an NOL of approximately $45.3 million from the 2020 tax year that will be carried back to the 2015 tax year and is expected to generate a tax refund of approximately $15.9 million. Additionally, we had an NOL of approximately $25.6 million from the 2019 tax year which was carried back to the 2014 tax year and generated a tax refund of approximately $9.0 million which we received in February 2021.

Investing Activities and Related Cash Flows
Our investments at March 31, 2021 and December 31, 2020 are comprised as follows:

	March 31, 2021		December 31, 2020
($ in thousands)	Carrying Value	% of Total Investment	Carrying Value	% of Total Investment
Fixed maturities, available-for-sale
U.S. Treasury obligations	$102,877	3%	$107,059	3%
U.S. Government-sponsored enterprise obligations	11,944	1%	12,261	1%
State and municipal bonds	322,465	9%	332,920	10%
Corporate debt	1,428,866	42%	1,329,342	39%
Residential mortgage-backed securities	271,548	8%	276,541	8%
Commercial mortgage-backed securities	135,037	4%	126,402	4%
Other asset-backed securities	290,536	9%	273,006	8%
Total fixed maturities, available-for-sale	2,563,273	76%	2,457,531	73%
Fixed maturities, trading	45,151	1%	48,456	1%
Total fixed maturities	2,608,424	77%	2,505,987	74%
Equity investments	77,537	2%	120,101	4%
Short-term investments	280,993	8%	337,813	10%
BOLI	66,932	2%	67,847	2%
Investment in unconsolidated subsidiaries	299,360	9%	310,529	9%
Other investments	71,621	2%	47,068	1%
Total investments	$3,404,867	100%	$3,389,345	100%
At March 31, 2021, 99% of our investments in available-for-sale fixed maturity securities were rated and the average rating was A+. The distribution of our investments in available-for-sale fixed maturity securities by rating were as follows:

	March 31, 2021		December 31, 2020
($ in thousands)	Carrying Value	% of Total Investment	Carrying Value	% of Total Investment
Rating*
AAA	$721,870	28%	$717,187	29%
AA+	100,285	4%	103,996	4%
AA	170,503	7%	168,452	7%
AA-	116,165	4%	122,733	5%
A+	207,918	8%	197,274	8%
A	360,371	14%	323,044	13%
A-	244,943	10%	245,464	10%
BBB+	196,769	8%	189,971	8%
BBB	210,681	8%	190,385	8%
BBB-	82,604	3%	59,847	2%
Below investment grade	138,949	5%	133,607	5%
Not rated	12,215	1%	5,571	1%
Total	$2,563,273	100%	$2,457,531	100%
*Average of three NRSRO sources, presented as an S&P equivalent. Source: S&P, Copyright ©2021, S&P Global Market Intelligence

A detailed listing of our investment holdings as of March 31, 2021 is located under the Financial Information heading on the Investor Relations page of our website which can be reached directly at www.proassurance.com/investmentholdings or through links from the Investor Relations section of our website, investor.proassurance.com.
We manage our investments to ensure that we will have sufficient liquidity to meet our obligations, taking into consideration the timing of cash flows from our investments, including interest payments, dividends and principal payments, as well as the expected cash flows to be generated by our operations. Furthermore, we have managed our investments as part of our capital planning in anticipation of closing our acquisition of NORCAL. In addition to the interest and dividends we will receive from our investments, we anticipate that between $40 million and $110 million of our portfolio will mature (or be paid down) each quarter over the next twelve months and become available, if needed, to meet our cash flow requirements. The primary outflow of cash at our insurance subsidiaries is related to paid losses and operating costs, including income taxes. The payment of individual claims cannot be predicted with certainty; therefore, we rely upon the history of paid claims in estimating the timing of future claims payments with consideration to current and anticipated industry trends and macroeconomic conditions. To the extent that we may have an unanticipated shortfall in cash, we may either liquidate securities or borrow funds under existing borrowing arrangements through our Revolving Credit Agreement and the FHLB system. Permitted borrowings under our Revolving Credit Agreement are $250 million with the possibility of an additional $50 million accordion feature, if successfully subscribed. Given the duration of our investments, we do not foresee a shortfall that would require us to meet operating cash needs through additional borrowings. Additional information regarding our Revolving Credit Agreement is detailed in Note 10 of the Notes to Condensed Consolidated Financial Statements.
At March 31, 2021, our FAL was comprised of fixed maturity securities with a fair value of $102.8 million and cash and cash equivalents of $4.0 million deposited with Lloyd's. See further discussion in Note 3 of the Notes to Condensed Consolidated Financial Statements.
Our investment portfolio continues to be primarily composed of high quality fixed income securities with approximately 94% of our fixed maturities being investment grade securities as determined by national rating agencies. The weighted average effective duration of our fixed maturity securities at March 31, 2021 was 3.39 years; the weighted average effective duration of our fixed maturity securities combined with our short-term securities was 3.06 years.
The carrying value and unfunded commitments for certain of our investments were as follows:

	Carrying Value		March 31, 2021
($ in thousands, except expected funding period)	March 31, 2021	December 31, 2020	Unfunded Commitment	Expected funding period in years
Qualified affordable housing project tax credit partnerships (1)	$24,351	$27,719	$744	6
All other investments, primarily investment fund LPs/LLCs	275,009	282,810	116,508	3
Total	$299,360	$310,529	$117,252
(1) The carrying value reflects our total commitments (both funded and unfunded) to the partnerships, less any amortization, since our initial investment. We fund these investments based on funding schedules maintained by the partnerships.

Investment fund LPs/LLCs are by nature less liquid and may involve more risk than other investments. We manage our risk through diversification of asset class and geographic location. At March 31, 2021, we had investments in 30 separate investment funds with a total carrying value of $275.0 million which represented approximately 8% of our total investments. Our investment fund LPs/LLCs generate earnings from trading portfolios, secured debt, debt securities, multi-strategy funds and private equity investments, and the performance of these LPs/LLCs is affected by the volatility of equity and credit markets. For our investments in LPs/LLCs, we record our allocable portion of the partnership operating income or loss as the results of the LPs/LLCs become available, typically following the end of a reporting period.

Acquisitions
On May 5, 2021, we completed the acquisition of NORCAL by purchasing over 98% of the converted company stock in exchange for base consideration of $441 million, which includes cash from ProAssurance of $248 million. The cash consideration from ProAssurance was funded by cash on hand as of May 5, 2021. The final purchase consideration also includes contribution certificates as well as contingent consideration depending upon the development of NORCAL's ultimate net losses over a three-year period beginning December 31, 2020. The base consideration and maximum contingent consideration are subject to final verification as the equity allocation is reviewed and finalized post close. The Agreement and Plan of Acquisition was previously filed as Exhibit 10.19 to our December 31, 2020 report on Form 10-K. Additional information regarding our acquisition of NORCAL is included in Note 15 of the Notes to Condensed Consolidated Financial Statements.
Financing Activities and Related Cash Flows
Treasury Shares
During the three months ended March 31, 2021 and 2020, we did not repurchase any common shares and, as of April 30, 2021, our remaining Board authorization was approximately $110 million.
ProAssurance Shareholder Dividends
Our Board declared quarterly cash dividends of $0.05 and $0.31 per share during the first quarter of 2021 and 2020, respectively. Dividends are paid the month following the quarter in which they are declared. Any decision to pay future cash dividends is subject to the Board’s final determination after a comprehensive review of financial performance, future expectations and other factors deemed relevant by the Board.
Debt
At March 31, 2021 our debt included $250 million of outstanding unsecured senior notes. The notes bear interest at 5.3% annually and are due in 2023 although they may be redeemed in whole or part prior to maturity. There are no financial covenants associated with these notes.
We have a Revolving Credit Agreement, which expires in November 2024, that may be used for general corporate purposes, including, but not limited to, short-term working capital, share repurchases as authorized by the Board and support for other activities. Our Revolving Credit Agreement permits borrowings of up to $250 million as well as the possibility of a $50 million accordion feature, if successfully subscribed. At March 31, 2021, there were no outstanding borrowings on our Revolving Credit Agreement; we are in compliance with the financial covenants of the Revolving Credit Agreement. On May 6, 2021, we borrowed $15 million under our Revolving Credit Agreement to pay certain transaction-related expenses associated with our acquisition of NORCAL (see Note 15 of the Notes to Condensed Consolidated Financial Statements for additional information).
We have Mortgage Loans with one lender in connection with the recapitalization of two office buildings, which mature in December 2027. The Mortgage Loans accrue interest at three-month LIBOR plus 1.325% with principal and interest payable on a quarterly basis. At March 31, 2021, the outstanding balance of the Mortgage Loans was approximately $36 million; we are in compliance with the financial covenant of the Mortgage Loans.
Additional information regarding our debt is provided in Note 10 of the Notes to Condensed Consolidated Financial Statements.
We utilize an interest rate cap agreement with a notional amount of $35 million to manage our exposure to increases in LIBOR on our Mortgage Loans. Per the interest rate cap agreement, we are entitled to receive cash payments if and when the three-month LIBOR exceeds 2.35%. Additional information on our interest rate cap agreement is provided in Note 11 of the Notes to Consolidated Financial Statements in our December 31, 2020 report on Form 10-K.
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

Results of Operations – Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
Selected consolidated financial data for each period is summarized in the table below.

	Three Months Ended March 31
($ in thousands, except per share data)	2021	2020	Change
Revenues:
Net premiums written	$202,270	$232,217	$(29,947)
Net premiums earned	$187,358	$203,855	$(16,497)
Net investment result	21,805	19,268	2,537
Net realized investment gains (losses)	8,849	(28,673)	37,522
Other income	2,005	2,251	(246)
Total revenues	220,017	196,701	23,316

Expenses:
Net losses and loss adjustment expenses	149,785	164,832	(15,047)
Underwriting, policy acquisition and operating expenses	56,451	62,056	(5,605)
SPC U.S. federal income tax expense	356	222	134
SPC dividend expense (income)	1,742	(508)	2,250
Interest expense	3,212	4,129	(917)
Total expenses	211,546	230,731	(19,185)
Income (loss) before income taxes	8,471	(34,030)	42,501
Income tax expense (benefit)	736	(12,076)	12,812
Net income (loss)	$7,735	$(21,954)	$29,689
Non-GAAP operating income (loss)	$2,085	$(1,146)	$3,231
Earnings (loss) per share:
Basic	$0.14	$(0.41)	$0.55
Diluted	$0.14	$(0.41)	$0.55
Non-GAAP operating income (loss) per share:
Basic	$0.04	$(0.02)	$0.06
Diluted	$0.04	$(0.02)	$0.06
Net loss ratio	79.9%	80.9%	(1.0	pts)
Underwriting expense ratio	30.1%	30.4%	(0.3	pts)
Combined ratio	110.0%	111.3%	(1.3	pts)
Operating ratio	102.0%	101.1%	0.9	pts
Effective tax rate	8.7%	35.5%	(26.8	pts)
Return on equity*	2.3%	(6.0%)	8.3	pts

*Annualized
In all tables that follow, the abbreviation "nm" indicates that the information or the percentage change is not meaningful.

Executive Summary of Operations
The following sections provide an overview of our consolidated and segment results of operations for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020. See the Segment Results sections that follow for additional information regarding each segment's results.
Revenues
The following table shows our consolidated and segment net premiums earned:

	Three Months Ended March 31
($ in thousands)	2021	2020	Change
Net premiums earned
Specialty P&C	$115,613	$120,359	$(4,746)	(3.9%)
Workers' Compensation Insurance	40,011	44,515	(4,504)	(10.1%)
Segregated Portfolio Cell Reinsurance	15,884	16,980	(1,096)	(6.5%)
Lloyd's Syndicates	15,850	22,001	(6,151)	(28.0%)
Consolidated total	$187,358	$203,855	$(16,497)	(8.1%)
All of our operating segments saw a decrease in consolidated net premiums earned during the three months ended March 31, 2021 as compared to the same period of 2020, particularly our Lloyd's Syndicates segment due to our decreased participation in the results of Syndicate 1729 for the 2020 underwriting year to 29% from 61%. The decrease in net premiums earned in our Specialty P&C segment was primarily due to our re-underwriting efforts as we continue to emphasize careful risk selection, rate adequacy and a willingness to walk away from business that does not fit our goal of achieving long-term underwriting profit, as well as competitive professional liability market conditions. For both our Workers' Compensation Insurance and Segregated Portfolio Cell Reinsurance segments, the decrease in net premiums earned reflected the competitive workers' compensation market conditions and, for our Workers' Compensation Insurance segment, a decrease in audit premium and a reduction in our EBUB estimate.
The following table shows our consolidated net investment result:

	Three Months Ended March 31
($ in thousands)	2021	2020	Change
Net investment income	$15,017	$20,830	$(5,813)	(27.9%)
Equity in earnings (loss) of unconsolidated subsidiaries*	6,788	(1,562)	8,350	534.6%
Net investment result	$21,805	$19,268	$2,537	13.2%
*Equity in earnings (loss) of unconsolidated subsidiaries includes our share of the operating results of interests we hold in certain LPs/LLCs as well as operating losses associated with our tax credit partnership investments, which are designed to generate returns in the form of tax credits and tax-deductible project operating losses.

The increase in our consolidated net investment result for the three months ended March 31, 2021 as compared to the same period of 2020 was driven by higher earnings from a few LPs/LLCs, partially offset by lower yields on our corporate debt securities and short-term investments given the actions taken by the Federal Reserve to aggressively reduce interest rates in response to COVID-19 and, to a lesser extent, a decrease in our allocation to equities. Furthermore, the decline in net investment income during the 2021 three-month period reflected the impact of capital planning in anticipation of closing our acquisition of NORCAL.

Expenses
The following table shows our consolidated and segment net loss ratios and net loss development:

	Three Months Ended March 31
($ in millions)	2021	2020	Change
Current accident year net loss ratio
Consolidated ratio	82.5%	83.8%	(1.3	pts)
Specialty P&C	89.8%	94.2%	(4.4	pts)
Workers' Compensation Insurance	71.0%	70.2%	0.8	pts
Segregated Portfolio Cell Reinsurance	68.9%	65.7%	3.2	pts
Lloyd's Syndicates	72.1%	68.7%	3.4	pts

Calendar year net loss ratio
Consolidated ratio	79.9%	80.9%	(1.0	pts)
Specialty P&C	87.5%	92.2%	(4.7	pts)
Workers' Compensation Insurance	65.5%	66.9%	(1.4	pts)
Segregated Portfolio Cell Reinsurance	59.3%	55.1%	4.2	pts
Lloyd's Syndicates	81.8%	67.2%	14.6	pts

Favorable (unfavorable) reserve development, prior accident years
Consolidated	$4.8	$6.0	$(1.2)
Specialty P&C	$2.7	$2.4	$0.3
Workers' Compensation Insurance	$2.2	$1.5	$0.7
Segregated Portfolio Cell Reinsurance	$1.4	$1.8	$(0.4)
Lloyd's Syndicates	$(1.5)	$0.3	$(1.8)
Our consolidated current accident year net loss ratio for the 2021 three-month period decreased by 1.3 percentage points as compared to the same period of 2020 driven by a lower current accident year net loss ratio in our Specialty P&C segment, partially offset by a higher current accident year net loss ratio in our Lloyd's Syndicates and Workers' Compensation Insurance segments. The lower current accident year net loss ratio in our Specialty P&C segment during the 2021 three-month period was primarily due to decreases to certain loss ratios during the current period in our Standard Physician and Specialty lines of business as we continue to recognize the beneficial impacts of our re-underwriting efforts and focus on rate adequacy. The higher current accident year net loss ratio in our Lloyd's Syndicates segment was driven by certain property and catastrophe related losses. For our Workers' Compensation Insurance segment, the higher current accident year net loss ratio was driven by the continuation of intense price competition and the resulting renewal rate decreases and, to a lesser extent, the effect of lower net premiums earned (see previous discussion under the heading "Revenues").
In both the 2021 and 2020 three-month period, our consolidated calendar year net loss ratio was lower than our consolidated current accident year net loss ratio due to the recognition of net favorable prior year reserve development, as shown in the previous table. Consolidated net favorable prior year reserve development recognized in the 2021 three-month period was lower as compared to the same period of 2020 due to unfavorable development recognized in our Lloyd's Syndicates segment driven primarily by catastrophe related losses. In our Specialty P&C segment we continue to have concerns around elevated loss severity in the broader medical professional liability industry. In both our Specialty P&C and Workers' Compensation Insurance segments, we observed a reduction in claims frequency in 2020 that has continued into 2021, some of which is likely associated with the COVID-19 pandemic including the disruption of the court systems. In our Workers' Compensation Insurance segment, we reduced our current accident year loss ratio in 2020 in response to these favorable frequency trends as these claims are shorter-tailed in nature as compared to our HCPL claims. Due to the long-tailed nature of our HCPL claims, we have not yet recognized these favorable frequency trends in our HCPL reserves.
We continue to remain cautious in our evaluation of our reserves in both our Specialty P&C and Workers' Compensation Insurance segments due to the uncertainty surrounding the length and severity of the pandemic. As it relates to our Workers' Compensation Insurance segment, legislative and regulatory bodies in certain states have changed or are considering changing compensability requirements and presumptions for certain types of workers related to COVID-19 claims. Such changes could have an adverse impact on the frequency and severity related to COVID-19 claims in that segment.

Our consolidated and segment underwriting expense ratios were as follows:

	Three Months Ended March 31
	2021	2020	Change
Underwriting Expense Ratio
Consolidated	30.1%	30.4%	(0.3	pts)
Specialty P&C	22.8%	24.6%	(1.8	pts)
Workers' Compensation Insurance	30.7%	31.8%	(1.1	pts)
Segregated Portfolio Cell Reinsurance	31.6%	29.9%	1.7	pts
Lloyd's Syndicates	41.6%	41.6%	—	pts
Corporate*	3.8%	2.4%	1.4	pts
*There are no net premiums earned associated with the Corporate segment. Ratios shown are the contribution of the Corporate segment to the consolidated ratio (Corporate operating expenses divided by consolidated net premium earned).

Despite the decrease in earned premium in all of our operating segments, as previously discussed, our consolidated underwriting expense ratio for the three months ended March 31, 2021 remained relatively unchanged as compared to the same period of 2020 driven by decreased operating expenses resulting from the operational and structural changes implemented over the past year and a half. Furthermore, the consolidated underwriting expense ratio for the three months ended March 31, 2021 reflected a reduction in employer contributions to the ProAssurance Savings Plan (see Note 17 of the Notes to Consolidated Financial Statements in our December 31, 2020 report on Form 10-K). The favorable impact of these reductions was partially offset by an increase in professional fees in our Corporate segment driven by higher transaction-related costs associated with our acquisition of NORCAL (see Note 8 of the Notes to Condensed Consolidated Financial Statements).
For the three months ended March 31, 2021, the underwriting expense ratios in our Specialty P&C and Corporate segments also reflected the impact of a reduction to the management fee charged to the operating subsidiaries of our Specialty P&C segment by our Corporate segment effective January 1, 2021 (see further discussion in our Segment Results - Specialty Property & Casualty and Segment Results - Corporate sections that follow). This change had no impact to our consolidated underwriting expense ratio.
Taxes
Our provision for income taxes and effective tax rates for the three months ended March 31, 2021 and 2020 were as follows:

($ in thousands)	Three Months Ended March 31
	2021	2020	Change
Income (loss) before income taxes	$8,471	$(34,030)	$42,501		124.9%
Less: Income tax expense (benefit)	736	(12,076)	12,812		106.1%
Net income (loss)	$7,735	$(21,954)	$29,689		135.2%
Effective tax rate	8.7%	35.5%	(26.8	pts)
We recognized income tax expense of $0.7 million during the three months ended March 31, 2021 as compared to an income tax benefit of $12.1 million during the same period of 2020; however, the comparability of our effective tax rates is impacted by the consolidated pre-tax income recognized during the 2021 three-month period as compared to the consolidated pre-tax loss recognized in the 2020 three-month period. Our effective tax rates for both the 2021 and 2020 three-month periods were different from the statutory federal income tax rate of 21% primarily due to the benefit recognized from the tax credits transferred to us from our tax credit partnership investments. See further discussion in the Segment Operating Results - Corporate section that follows under the heading "Taxes."
Our projected annual effective tax rate was (38.4%) as of March 31, 2021 before discrete items were considered and represents an expected tax benefit. Discrete items increased our effective tax rate by 47.1% for the 2021 three-month period mainly due to the treatment of net realized investment gains. This discrete treatment of net realized investment gains of $8.0 million in our Corporate segment for the three months ended March 31, 2021 accounted for an increase of 19.8% in the effective tax rate. Our projected annual effective tax rate as of March 31, 2021 was different from the statutory federal income tax rate of 21% primarily due to the benefit we expect to recognize from the tax credits transferred to us from our tax credit partnership investments. For further discussion in the Segment Results - Corporate section that follows under the heading "Taxes."

Operating Ratio
Our operating ratio is our combined ratio, less our investment income ratio. This ratio provides the combined effect of underwriting profitability and investment income. Our operating ratio for the three months ended March 31, 2021 and 2020 was as follows:

	Three Months Ended March 31
	2021	2020	Change
Combined ratio	110.0%	111.3%	(1.3	pts)
Less: investment income ratio	8.0%	10.2%	(2.2	pts)
Operating ratio	102.0%	101.1%	0.9	pts
Our operating ratio for the three months ended March 31, 2021 as compared to the same period of 2020 increased approximately 0.9 percentage points driven by a lower investment income ratio, largely offset by a lower combined ratio in our Specialty P&C segment. The lower investment income ratio was primarily due to lower yields on our corporate debt securities and short-term investments given the actions taken by the Federal Reserve in response to COVID-19 and, to a lesser extent, a decrease in our allocation to equities. The lower combined ratio in our Specialty P&C segment was driven by improvement in the current accident year net loss ratio primarily due to our re-underwriting efforts and focus on rate adequacy. See previous discussion in this section under the heading "Expenses" and further discussion in our Segment Operating Results - Specialty Property & Casualty section that follows under the heading "Losses and Loss Adjustment Expenses."
ROE
ROE is calculated as annualized net income (loss) for the period divided by the average of beginning and ending shareholders’ equity. This ratio measures our overall after-tax profitability and shows how efficiently capital is being used. ROE for the three months ended March 31, 2021 and 2020 was as follows:

	Three Months Ended March 31
	2021	2020	Change
ROE	2.3%	(6.0%)	8.3	pts
The increase in our ROE for the 2021 three-month period as compared to the same period of 2020 was driven by the change in fair value of our equity portfolio and convertible securities, higher earnings from a few LPS/LLCs and improved underwriting results (see previous discussion in this section under the heading "Investments").
Book Value per Share
Book value per share is calculated as total shareholders’ equity at the balance sheet date divided by the total number of common shares outstanding. This ratio measures the net worth of the Company to shareholders on a per share basis. Our book value per share at March 31, 2021 as compared to December 31, 2020 is shown in the following table.

Book Value Per Share
Book Value Per Share at December 31, 2020	$25.04
Increase (decrease) to book value per share during the three months ended March 31, 2021 attributable to:
Dividends declared	(0.05)
Net income (loss)	0.14
OCI(1)	(0.63)
Other(2)	(0.01)
Book Value Per Share at March 31, 2021	$24.49
(1)Primarily the impact of unrealized investment gains (losses) on our available-for-sale fixed maturity investments. See Note 11 of the Notes to Condensed Consolidated Financial Statements for additional information.
(2)Includes the impact of share-based compensation.

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
The following table is a reconciliation of net income (loss) to Non-GAAP operating income (loss):

	Three Months Ended March 31
(In thousands, except per share data)	2021	2020
Net income (loss)	$7,735	$(21,954)
Items excluded in the calculation of Non-GAAP operating income (loss):
Net realized investment (gains) losses	(8,849)	28,673
Net realized gains (losses) attributable to SPCs which no profit/loss is retained (1)	789	(2,498)
Transaction-related costs (2)	925	—
Guaranty fund assessments (recoupments)	4	(2)
Pre-tax effect of exclusions	(7,131)	26,173
Tax effect, at 21% (3)	1,481	(5,365)
After-tax effect of exclusions	(5,650)	20,808
Non-GAAP operating income (loss)	$2,085	$(1,146)
Per diluted common share:
Net income (loss)	$0.14	$(0.41)
Effect of exclusions	(0.10)	0.39
Non-GAAP operating income (loss) per diluted common share	$0.04	$(0.02)
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

(2) Transaction-related costs associated with our acquisition of NORCAL. Given the significance of these transaction-related costs to the current period, we are excluding these costs as they do not reflect normal operating results and are unique and non-recurring in nature.

(3) The 21% rate is the annual expected statutory tax rate associated with the taxable or tax deductible items listed above. Our effective tax rate for the respective periods was applied to these items in calculating net income (loss), excluding net realized investment gains (losses) and related adjustments. Net realized investment gains (losses) in our Corporate segment are discrete items and are tax affected at the annual expected statutory tax rate (21%) in the period they are included in our consolidated tax provision and net income (loss). See previous discussion in this section under the heading "Taxes." The taxes associated with the net realized investment gains (losses) related to SPCs in our Segregated Portfolio Cell Reinsurance segment are paid by the individual SPCs and are not included in our consolidated tax provision or net income (loss); therefore, both the net realized investment gains (losses) from our Segregated Portfolio Cell Reinsurance segment and the adjustment to exclude the portion of net realized investment gains (losses) included in the SPC dividend expense (income) in the table above are not tax effected.

Segment Results - Specialty Property & Casualty
Our Specialty P&C segment focuses on professional liability insurance and medical technology liability insurance as discussed in Note 14 of the Notes to Condensed Consolidated Financial Statements. Segment results reflected pre-tax underwriting profit or loss from these insurance lines. Segment results included the following:

	Three Months Ended March 31
($ in thousands)	2021	2020	Change
Net premiums written	$121,313	$131,255	$(9,942)	(7.6%)
Net premiums earned	$115,613	$120,359	$(4,746)	(3.9%)
Other income	469	1,698	(1,229)	(72.4%)
Net losses and loss adjustment expenses	(101,186)	(110,931)	9,745	(8.8%)
Underwriting, policy acquisition and operating expenses	(26,346)	(29,585)	3,239	(10.9%)
Segment results	$(11,450)	$(18,459)	$7,009	38.0%

Net loss ratio	87.5%	92.2%	(4.7 pts)
Underwriting expense ratio	22.8%	24.6%	(1.8 pts)
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
Gross, ceded and net premiums written were as follows:

	Three Months Ended March 31
($ in thousands)	2021	2020	Change
Gross premiums written	$138,289	$155,381	$(17,092)	(11.0%)
Less: Ceded premiums written	16,976	24,126	(7,150)	(29.6%)
Net premiums written	$121,313	$131,255	$(9,942)	(7.6%)

Gross Premiums Written
During the second quarter of 2020, we reorganized our presentation of gross premiums written by component and related metrics below to better align with the current internal management reporting structure within the segment. All prior period information has been recast to conform to the current period presentation.
Gross premiums written by component were as follows:

	Three Months Ended March 31
($ in thousands)	2021	2020	Change
Professional Liability
HCPL
Standard Physician(1)
Twelve month term	$52,617	$56,918	$(4,301)	(7.6%)
Twenty-four month term	—	7,366	(7,366)	nm
Total Standard Physician	52,617	64,284	(11,667)	(18.1%)
Specialty
Custom Physician(2)(10)	15,837	30,399	(14,562)	(47.9%)
Hospitals and Facilities(3)(10)	16,341	16,357	(16)	(0.1%)
Senior Care(4)(10)	5,041	3,885	1,156	29.8%
Reinsurance (assumed)(5)	10,437	4,789	5,648	117.9%
Total Specialty	47,656	55,430	(7,774)	(14.0%)
Total HCPL	100,273	119,714	(19,441)	(16.2%)
Small Business Unit(6)	22,766	22,901	(135)	(0.6%)
Tail Coverages(7)(10)	8,138	6,189	1,949	31.5%
Total Professional Liability	131,177	148,804	(17,627)	(11.8%)
Medical Technology Liability(8)	6,984	6,219	765	12.3%
Other(9)	128	358	(230)	(64.2%)
Total	$138,289	$155,381	$(17,092)	(11.0%)
(1) Standard Physician premium was our greatest source of premium revenues in both 2021 and 2020 and is predominately comprised of twelve month term policies. The decrease in twelve month term policies during the 2021 three-month period was driven by retention losses, partially offset by the conversion of twenty-four month term policies, an increase in renewal pricing and, to a lesser extent, new business written. Renewal pricing increases in 2021 reflect the rising loss cost environment and new business written reflects general market conditions. Retention losses in 2021 were largely attributable to our targeted state strategy to reassess our underwriting appetite in certain unprofitable states. We will continue to perform a detailed evaluation of venues, specialties and other areas to improve our underwriting results. We also continue to focus on underwriting discipline as we emphasize careful risk selection, rate adequacy, improved contract terms and a willingness to walk away from business that does not fit our goal of achieving a long-term underwriting profit. While retention in the current period has recovered somewhat from the impact of our re-underwriting efforts over the past year and a half, it remains lower than our historical average for this line of business as we continue to reevaluate certain states and set our rates to reflect our observations of higher severity trends. Retention losses during the 2021 three-month period also reflected the loss of two large policies totaling $1.4 million due to price competition. Standard Physician premium in the 2020 three-month period also included twenty-four month term premiums that were offered to physician insureds in one selected jurisdiction. We ceased offering twenty-four month term policies beginning in the second quarter of 2020, and the majority of the policies that were up for renewal in the current period were renewed to twelve month term policies; however, a portion of the premium from the 2020 three-month period reflected policies that will be subject to renewal and conversion in 2022.
(2) Custom Physician premium includes large complex physician groups, multi-state physician groups and non-standard physicians and is written primarily on an excess and surplus lines basis. The decrease in premium during the 2021 three-month period as compared to the same period of 2020 was driven by the mutual decision to dissolve our arrangement with CAPAssurance as a result of our acquisition of NORCAL, which resulted in the loss of a large program and two large policies in California totaling $10.2 million. The decrease in Custom Physician premium during the 2021 three-month period also reflected retention losses due to our focus on underwriting discipline as we continue to emphasize careful risk selection, rate adequacy, improved contract terms and a willingness to walk away from business that does not fit our goal of achieving a long-term underwriting profit, which resulted in the non-renewal of two large policies totaling $7.3 million. The decrease in Custom Physician premium was partially offset by new business written and, to a lesser extent, an increase in renewal pricing. Renewal pricing increases for the 2021 three-month period reflect the rising loss cost environment and new business written reflects general market conditions. The lower retention for the 2021 three-month period also reflects the aforementioned dissolution of our arrangement with CAPAssurance, which resulted in a decrease to our Specialty retention rate of 22.6 percentage points. We anticipate retention rates to begin to normalize going forward as we substantially completed our re-underwriting efforts as of the end of 2020, except for a large program that was renewed on a two-year term in 2019 that was carefully evaluated and subsequently non-renewed in the current quarter, as previously discussed.
(3) Hospitals and Facilities premium (which includes hospitals, surgery centers and miscellaneous medical facilities) was relatively unchanged during the 2021 three-month period as compared to the same period of 2020 as retention losses were almost entirely offset by new business written, an increase in renewal pricing and, to a lesser extent, net timing differences of $0.5 million. Renewal pricing increases for the 2021 three-month period reflect rate increases and contract modifications that we believe are appropriate given the current loss environment, and new business written reflects general market conditions. Retention losses in the 2021 three-month period were driven by our decision not to renew certain products. As we substantially completed our re-underwriting efforts on certain books of business as of the end of the third quarter of 2020, retention rates have started to normalize.
(4) Senior Care premium includes facilities specializing in long term residential care primarily for the elderly ranging from independent living through skilled nursing. Our Senior Care premium increased for the 2021 three-month period as compared to the same period of 2020 driven by renewal pricing increases and, to a lesser extent, new business written, partially offset by retention losses. The increase in renewal pricing in 2021 was primarily the result of an increase in the rate charged for certain renewed policies in select states. Retention losses in the 2021 three-month period were driven by our decision not to renew certain classes of Senior Care business based on our expectations of poor loss performance. As we completed our re-underwriting efforts on certain books of business during the third quarter of 2020, retention rates have started to normalize.
(5) We offer custom alternative risk solutions including assumed reinsurance. The increase in premium during the 2021 three-month period reflected an assumed reinsurance arrangement with a regional hospital group entered into during the current period, which resulted in $4.5 million of premium written, comprised of $2.3 million of retroactive premium written and fully earned and $2.2 million of prospective premium written. See Note 4 of the Notes to Condensed Consolidated Financial Statements for further information on this transaction. Our custom alternative risk solutions also include premiums assumed on a quota share basis through a strategic partnership since 2016 with an international medical professional liability insurer. For 2021, we increased our participation in the original program and entered into another program with this insurer in a new international territory. Thus, we anticipate the volume of premium assumed through this partnership will grow going forward.
(6) Our Small Business Unit is primarily comprised of premium associated with podiatrists, legal professionals, dentists and chiropractors. Our Small Business Unit premium was relatively unchanged for the 2021 three-month period as compared to the same period of 2020 as retention losses were largely offset by new business written and, to a lesser extent, an increase in renewal pricing. The increase in renewal pricing in 2021 was primarily the result of an increase in the rate charged for certain renewed policies in select states.
(7) We offer extended reporting endorsement or "tail" coverage to insureds who discontinue their claims-made coverage with us, and we also periodically offer tail coverage through stand-alone policies. Tail coverage premiums are generally 100% earned in the period written because the policies insure only incidents that occurred in prior periods and are not cancellable. The amount of tail coverage premium written can vary significantly from period to period. The increase during the 2021 three-month period as compared to the same period of 2020 was primarily due to two large tail policies written and fully earned in the current period totaling $2.1 million.
(8) Our Medical Technology Liability business is marketed throughout the U.S.; coverage is typically offered on a primary basis, within specified limits, to manufacturers and distributors of medical technology and life sciences products including entities conducting human clinical trials. In addition to the previously listed factors that affect our premium volume, our Medical Technology Liability premium is impacted by the sales volume of insureds. Our Medical Technology Liability premium increased during the 2021 three-month period as compared to the same period of 2020 due to new business written, including the addition of a few large policies totaling $1.1 million, partially offset by retention losses and, to a lesser extent, renewal pricing decreases. Retention losses in the 2021 three-month period are primarily attributable to an increase in competition on terms and pricing. Renewal pricing decreases during the 2021 three-month period are primarily due to changes in the sales volume of certain insureds, including changes in exposure on several renewing policies.
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

	Three Months Ended March 31
($ in millions)	2021	2020	Change
Custom Physician	$—	$0.1	$(0.1)	nm
Hospitals and Facilities	—	0.1	(0.1)	nm
Senior Care	4.2	3.6	0.6	16.7%
Tail Coverages	0.3	—	0.3	nm
Total	$4.5	$3.8	$0.7	18.4%
Alternative market gross premiums written increased during the 2021 three-month period as compared to the same period of 2020 driven by renewal pricing increases, primarily due to an increase in the rate charged for one program and, to a lesser extent, the addition of a tail policy.
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
The change in renewal pricing for our Specialty P&C segment, including by major component, was as follows:

Three Months Ended March 31
2021
Specialty P&C segment	6%
HCPL
Standard Physician(1)	6%
Specialty(1)	8%
Total HCPL	6%
Small Business Unit(1)	4%
Medical Technology Liability(1)	(2%)
(1) See Gross Premiums Written section for further explanation of changes in renewal pricing.
New business written by major component on a direct basis was as follows:

	Three Months Ended March 31
(In millions)	2021	2020
HCPL
Standard Physician	$0.6	$0.6
Specialty	8.7	1.9
Total HCPL	9.3	2.5
Small Business Unit	1.0	1.2
Medical Technology Liability	1.8	0.7
Total	$12.1	$4.4

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
Retention for our Specialty P&C segment, including by major component, was as follows:

	Three Months Ended March 31
	2021	2020
Specialty P&C segment	77%	81%
HCPL
Standard Physician	86%	80%
Specialty(1)	56%	82%
Total HCPL	73%	81%
Small Business Unit	91%	85%
Medical Technology Liability	87%	78%
(1) See Gross Premiums Written section for further explanation of retention decline in 2021.
Ceded Premiums Written
Ceded premiums represent the amounts owed to our reinsurers for their assumption of a portion of our losses. For our HCPL and Medical Technology Liability excess of loss reinsurance arrangements in effect prior to October 1, 2020, we generally retained the first $1 million in risk insured by us and ceded coverages in excess of this amount. Effective October 1, 2020, we generally retain the first $2 million in risk insured by us and cede coverages in excess of this amount. For our HCPL coverages, we also retain from 0% to 14.5% of the next $24 million of risk for coverages in excess of $2 million. For our Medical Technology Liability treaty which also renewed effective October 1, 2020, we also retain 2.5% of the next $8 million of risk for coverages in excess of $2 million. These changes in terms for both our HCPL and Medical Technology Liability treaties resulted in a reduction to the gross rate paid for the treaty year effective October 1, 2020. We pay our reinsurers a ceding premium in exchange for their accepting the risk, and in certain of our excess of loss arrangements, the ultimate amount of which is determined by the loss experience of the business ceded, subject to certain minimum and maximum amounts.
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
Ceded premiums written were as follows:

	Three Months Ended March 31
($ in thousands)	2021	2020	Change
Excess of loss reinsurance arrangements (1)	$7,678	$8,617	$(939)	(10.9%)
Other shared risk arrangements (2)	3,963	10,864	(6,901)	(63.5%)
Premium ceded to SPCs (3)	4,469	3,784	685	18.1%
Other ceded premiums written	866	861	5	0.6%
Total ceded premiums written	$16,976	$24,126	$(7,150)	(29.6%)
(1) We generally reinsure risks under our excess of loss reinsurance arrangements pursuant to which the reinsurers agree to assume all or a portion of all risks that we insure above our individual risk retention levels, up to the maximum individual limits offered. Premium due to reinsurers also fluctuates with the volume of written premium subject to cession under the arrangement. In certain of our excess of loss reinsurance arrangements, the premium due to the reinsurer is determined by the loss experience of that business reinsured, subject to certain minimum and maximum amounts. The decrease in ceded premiums written under our excess of loss reinsurance arrangements during the 2021 three-month period as compared to the same period of 2020 primarily reflected a decrease in the overall volume of gross premiums written subject to cession and, to a lesser extent, the reduced rate on the treaty year effective October 1, 2020.
(2) We have entered into various shared risk arrangements, including quota share, fronting, and captive arrangements, with certain large healthcare systems and other insurance entities. While we cede a large portion of the premium written under these arrangements, they provide us an opportunity to grow net premium through strategic partnerships. These arrangements include our Ascension Health program and, prior to the fourth quarter of 2020, our CAPAssurance program. Our CAPAssurance program was mutually dissolved on October 1, 2020 as a result of our acquisition of NORCAL and their concentration in the state of California. In addition, we entered into a new shared risk arrangement with a regional hospital group during the current period. The decrease in ceded premiums written under our shared risk arrangements during the 2021 three-month period as compared to the same period of 2020 was primarily due to the aforementioned dissolution of our arrangement with CAPAssurance, our non-renewal of two large policies in certain of our other shared risk arrangements effective May 1, 2020 and, to a lesser extent, a decrease in premium ceded to our Ascension Health program, somewhat offset by the premium ceded under our new shared risk arrangement, as previously discussed.
(3) As previously discussed, as a part of our alternative market solutions, all or a portion of certain healthcare premium written is ceded to SPCs in our Segregated Portfolio Cell Reinsurance segment under either excess of loss or quota share reinsurance agreements, depending on the structure of the individual program. See the Segment Results - Segregated Portfolio Cell Reinsurance section for further discussion on the cession to the SPCs from our Specialty P&C segment. The increase in premiums ceded to SPCs during the 2021 three-month period as compared to the same period of 2020 was driven by renewal pricing increases (see discussion in footnote 10 under the heading "Gross Premiums Written").
Ceded Premiums Ratio
The ceded premiums ratio was as follows:

	Three Months Ended March 31
	2021	2020	Change
Ceded premiums ratio	12.3%	15.5%	(3.2 pts)
The decrease in the ceded premiums ratio during the 2021 three-month period was primarily due to a decrease in premiums ceded under our shared risk arrangements and, to a lesser extent, the effect of the aforementioned assumed reinsurance program entered into during the current period with a regional hospital group (increase in gross premiums written with no premium ceded). See further discussion on the assumed reinsurance program in footnote 5 under the heading "Gross Premiums Written" and additional discussion on our shared risk arrangements above under the heading "Ceded Premiums Written."
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
Net premiums earned were as follows:

	Three Months Ended March 31
($ in thousands)	2021	2020	Change
Gross premiums earned	$132,060	$139,023	$(6,963)	(5.0%)
Less: Ceded premiums earned	16,447	18,664	(2,217)	(11.9%)
Net premiums earned	$115,613	$120,359	$(4,746)	(3.9%)
Gross premiums earned during the 2021 three-month period included $2.3 million of retroactive premium written and fully earned associated with an assumed reinsurance program (see previous discussion in footnote 5 under the heading "Gross Premiums Written"). After removing the impact of the retroactive premium, gross premiums earned decreased $9.3 million during the 2021 three-month period as compared to the same period of 2020 driven by the pro rata effect of a decrease in the volume of written premium during the preceding twelve months, predominantly in our Specialty line of business, due to our re-

underwriting efforts and, to a lesser extent, the dissolution of our arrangement with CAPAssurance, partially offset by two large tail policies written and fully earned in the current period.
The decrease in ceded premiums earned during the 2021 three-month period as compared to the same period of 2020 was driven by the pro rata effect of a decrease in premium ceded under our shared risk and excess of loss arrangements during the preceding twelve months.
Losses and Loss Adjustment Expenses
The determination of calendar year losses involves the actuarial evaluation of incurred losses for the current accident year and the actuarial re-evaluation of incurred losses for prior accident years, including an evaluation of the reserve amounts required for ECO/XPL losses. As part of the review of our prior accident year reserves, we also make estimates of expected losses and associated recoveries for prior year ceded losses under certain loss sensitive reinsurance agreements. This analysis may result in reductions to estimates of premiums owed under reinsurance agreements for prior accident years which impacts net premiums earned (the denominator of the net loss ratio) in the period the adjustment is made; no such adjustments were made during the three months ended March 31, 2021 or 2020. See previous discussion under the heading "Ceded Premiums Written" for additional information.
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
The net loss ratios for our Specialty P&C segment were as follows:

	Net Loss Ratios (1)
	Three Months Ended March 31
	2021	2020	Change
Calendar year net loss ratio	87.5%	92.2%	(4.7	pts)
Less impact of prior accident years on the net loss ratio	(2.3%)	(2.0%)	(0.3	pts)
Current accident year net loss ratio(2)	89.8%	94.2%	(4.4	pts)
(1)Net losses, as specified, divided by net premiums earned.
(2)For the three months ended March 31, 2021, our current accident year net loss ratio improved 4.4 percentage points as compared to the same period of 2020 driven by decreases to certain loss ratios during the current period in our Standard Physician and Specialty lines of business as we continue to recognize the beneficial impacts of our re-underwriting efforts and focus on rate adequacy.
We re-evaluate our previously established reserve each quarter based upon the most recently completed actuarial analysis supplemented by any new analysis, information or trends that have emerged since the date of that study. We also take into account currently available industry trend information. We observed a reduction in claims frequency in 2020 that has continued into 2021, some of which is likely associated with the COVID-19 pandemic including the disruption of the court systems; however, we continue to remain cautious in recognizing these favorable frequency trends in our current accident year reserve due to the possibility of delays in reporting and uncertainty surrounding the length and severity of the pandemic.
We recognized net favorable prior year reserve development of $2.7 million and $2.4 million for the three months ended March 31, 2021 and 2020, respectively. Development recognized during the three months ended March 31, 2021 principally related to accident years 2017 and 2018. Prior accident year reserve development recognized for the three months ended March 31, 2020 was due to a reduction in our reserve for potential ECO/XPL claims; prior accident year development recognized in the current period included a reduction to this same reserve of $0.2 million.
A detailed discussion of factors influencing our recognition of loss development is included in our Critical Accounting Estimates section under the heading "Reserve for Losses and Loss Adjustment Expenses" and in our December 31, 2020 report on Form 10-K under the same heading. Assumptions used in establishing our reserve are regularly reviewed and updated by management as new data becomes available. Any adjustments necessary are reflected in the then current operations. Due to the size of our reserve, even a small percentage adjustment to the assumptions can have a material effect on our results of operations for the period in which the change is made, as was the case in both 2021 and 2020.
Underwriting, Policy Acquisition and Operating Expenses
Our Specialty P&C segment underwriting, policy acquisition and operating expenses were comprised as follows:

	Three Months Ended March 31
($ in thousands)	2021	2020	Change
DPAC amortization	$12,396	$13,916	$(1,520)	(10.9%)
Management fees	1,001	1,832	(831)	(45.4%)
Other underwriting and operating expenses	12,949	13,837	(888)	(6.4%)
Total	$26,346	$29,585	$(3,239)	(10.9%)
DPAC amortization decreased for the three months ended March 31, 2021 as compared to the same period of 2020 driven by a decrease in earned premium. In addition, the decrease in DPAC amortization during the 2021 three-month period reflected a decrease in compensation-related expenses driven by a reduction in headcount as a result of the 2020 organizational restructuring. Partially offsetting the decrease in DPAC amortization for the 2021 three-month period was a decrease in ceding commission income, which is an offset to expense, from certain of our shared risk arrangements.
Management fees are charged pursuant to a management agreement by the Corporate segment to the operating subsidiaries within our Specialty P&C segment for services provided based on the extent to which services are provided to the subsidiary and the amount of premium written by the subsidiary. Fluctuations in the amount of premium written by each subsidiary can result in corresponding variations in the management fee charged to each subsidiary during a particular period. Due to organizational structure enhancements in our Specialty P&C segment during 2020, the extent to which services are provided by the Corporate segment to the operating subsidiaries within the segment decreased effective January 1, 2021. Accordingly, we reduced the fee charged to the segment's operating subsidiaries during the 2021 three-month period.
Other underwriting and operating expenses decreased during the 2021 three-month period as compared to the same period of 2020 driven by decreased operating expenses resulting from the operational and structural changes implemented over the past year and a half. The decrease in operating expenses during the 2021 three-month period also reflected the effect of $1.4 million of one-time expenses incurred during the prior year period primarily related to the restructuring of our HCPL field office organization and, to a lesser extent, a decrease in employer contributions to the ProAssurance Savings Plan in the current period (see Note 17 of the Notes to Consolidated Financial Statements in our December 31, 2020 report on Form 10-K). The remaining variance in other underwriting and operating expenses for the 2021 three-month period as compared to the same period of 2020 was comprised of individually insignificant components.
Underwriting Expense Ratio (the Expense Ratio)
Our expense ratio for the Specialty P&C segment was as follows:

	Three Months Ended March 31
	2021	2020	Change
Underwriting expense ratio	22.8%	24.6%	(1.8	pts)
The underwriting expense ratio in the current period also included the effect of one-time retroactive premium earned associated with a new assumed reinsurance program (net premiums earned with no associated operating expenses). Excluding the impact of the retroactive premium, the expense ratio for the 2021 three-month period was 23.2% which reflects the impact of a reduction to the management fee charged by the Corporate segment, as previously discussed, as well as a decrease in various operational expenses resulting from improvements over the past year including organizational structure enhancements and improved operating efficiencies. The underwriting expense ratio for the three months ended March 31, 2020 also reflected the effect of one-time expenses related to our HCPL field office reorganization which increased the expense ratio by 1.2 percentage points in the prior year period.

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

	Three Months Ended March 31
($ in thousands)	2021	2020	Change
Net premiums written	$46,884	$50,312	$(3,428)	(6.8%)

Net premiums earned	$40,011	$44,515	$(4,504)	(10.1%)
Other income	392	757	(365)	(48.2%)
Net losses and loss adjustment expenses	(26,207)	(29,769)	3,562	(12.0%)
Underwriting, policy acquisition and operating expenses	(12,286)	(14,164)	1,878	(13.3%)
Segment results	$1,910	$1,339	$571	42.6%

Net loss ratio	65.5%	66.9%	(1.4 pts)
Underwriting expense ratio	30.7%	31.8%	(1.1 pts)

Premiums Written
Our workers’ compensation premium volume is driven by five primary factors: (1) the amount of new business written, (2) retention of our existing book of business, (3) premium rates charged on our renewal book of business, (4) changes in payroll exposure and (5) audit premium.
Gross, ceded and net premiums written were as follows:

	Three Months Ended March 31
($ in thousands)	2021	2020	Change
Gross premiums written	$72,328	$79,243	$(6,915)	(8.7%)
Less: Ceded premiums written	25,444	28,931	(3,487)	(12.1%)
Net premiums written	$46,884	$50,312	$(3,428)	(6.8%)

Gross Premiums Written
Gross premiums written by product were as follows:

	Three Months Ended March 31
($ in thousands)	2021	2020	Change
Traditional business:
Guaranteed cost	$38,196	$42,062	$(3,866)	(9.2%)
Policyholder dividend	7,520	8,031	(511)	(6.4%)
Deductible	2,052	1,926	126	6.5%
Retrospective(1)	455	344	111	32.3%
Other	1,600	1,781	(181)	(10.2%)
Alternative market business(2)	23,715	25,959	(2,244)	(8.6%)
Change in EBUB estimate	(1,210)	(860)	(350)	40.7%
Total	$72,328	$79,243	$(6,915)	(8.7%)
(1) The change in retrospectively-related policies included adjustments that decreased premium by $0.1 million and $0.2 million for the three months ended March 31, 2021 and 2020, respectively.
(2) A majority of alternative market premiums are ceded to SPCs in our Segregated Portfolio Cell Reinsurance segment. See further discussion on alternative market gross premiums written in our Segment Operating Results - Segregated Portfolio Cell Reinsurance section under the heading "Gross Premiums Written" that follows.
Gross premiums written decreased during the three months ended March 31, 2021 as compared to the same period of 2020, which primarily reflected a decrease in audit premium, a reduction of our EBUB estimate and the continuation of competitive market conditions. Policy audits processed during the first quarter of 2021 resulted in audit premium returned to policyholders totaling $0.8 million as compared to audit premium billed to policyholders of $0.9 million for the same period of 2020. In addition, we reduced our EBUB estimate by $1.2 million and $0.9 million during the three months ended March 31, 2021 and 2020, respectively. The decrease in audit premium processed as well as the reduction of our EBUB estimate primarily reflected the impact of COVID-19 on both actual and expected final payroll audits for policies written prior to the onset of the pandemic in 2020. The competitive market conditions resulted in renewal rate decreases of 3% for the three months ended March 31, 2021 as compared to 4% during the same period of 2020. Additionally, new business written decreased $2.4 million for the three months ended March 31, 2021 as compared to the same period of 2020. The renewal rate decreases and reduction in new business were partially offset by an improvement in renewal retention, which was 90% for the three months ended March 31, 2021 as compared to 83% for the same period in 2020. The 2020 renewal retention was impacted by the reduction in premium funding for a large alternative market program. We retained 100% of the nine workers’ compensation alternative market programs that were up for renewal during the first quarter of 2021.
New business, audit premium, retention and renewal price changes for both the traditional business and the alternative market business are shown in the table below:

	Three Months Ended March 31
	2021			2020
($ in millions)	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results
New business	$5.9	$0.8	$6.7	$8.0	$1.1	$9.1
Audit premium (including EBUB)	$(2.2)	$0.2	$(2.0)	$0.3	$(0.3)	$—
Retention rate (1)	89%	92%	90%	85%	78%	83%
Change in renewal pricing (2)	(2%)	(5%)	(3%)	(4%)	(6%)	(4%)

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

Ceded Premiums Written
Ceded premiums written were as follows:

	Three Months Ended March 31
($ in thousands)	2021	2020	Change
Premiums ceded to SPCs	$20,682	$23,356	$(2,674)	(11.4%)
Premiums ceded to external reinsurers	2,974	3,245	(271)	(8.4%)
Premiums ceded to unaffiliated captive insurer	3,033	2,603	430	16.5%
Change in return premium estimate under external reinsurance	(474)	31	(505)	(1,629.0%)
Estimated revenue share	(771)	(304)	(467)	153.6%
Total ceded premiums written	$25,444	$28,931	$(3,487)	(12.1%)
Premiums ceded to SPCs represents alternative market business that is ceded under 100% quota share reinsurance agreements to the SPCs in our Segregated Portfolio Cell Reinsurance segment. Premiums ceded to the unaffiliated captive insurer reflect the alternative market business that is ceded under a 100% quota share reinsurance agreement for one program. The decrease for the three months ended March 31, 2021 primarily reflects the competitive workers' compensation market conditions.
Under our external reinsurance agreement for traditional business, we retain the first $0.5 million in risk insured by us and cede losses in excess of this amount on each loss occurrence under our primary external reinsurance treaty, subject to an AAD, equal to 3.16% of ceded earned premium. Per our reinsurance agreements, we cede premiums related to our traditional business on an earned premium basis. The decrease in premiums ceded to external reinsurers during the 2021 three-month period primarily reflected the decrease in traditional earned premium, partially offset by an increase in reinsurance rates.
Changes in the return premium estimate reflected adjustments to our estimate of expected future recovery of ceded premium based on the underlying loss experience of our reinsurance contracts that include a provision for return premium. We increased our estimate of return premium by $0.5 million during the three months ended March 31, 2021, as compared to a nominal decrease in our estimate for the same period in 2020. The change in estimated return premium for the three months ended March 31, 2021 primarily reflected favorable prior year loss development on previously reported reinsured claims.
Our reinsurance program includes a revenue share agreement with our reinsurance broker under which we share in the broker's revenue above an agreed upon minimum retention. We increased our estimate of the revenue share with our reinsurance broker related to the current contract year during the three months ended March 31, 2021, reflecting an increase in the ceded premium under the reinsurance treaties.
Ceded Premiums Ratio
Ceded premiums ratio was as follows:

	Three Months Ended March 31
	2021	2020	Change
Ceded premiums ratio, as reported	31.8%	32.2%	(0.4	pts)
Less the effect of:
Premiums ceded to SPCs (100%)	25.9%	24.7%	1.2	pts
Premiums ceded to unaffiliated captive insurers (100%)	1.7%	1.2%	0.5	pts
Change in EBUB	0.1%	0.1%	—	pts
Change in return premium estimate under external reinsurance	(1.1%)	0.1%	(1.2	pts)
Estimated revenue share	(1.8%)	(0.6%)	(1.2	pts)
Assumed premiums earned (not ceded to external reinsurers)	(0.3%)	(0.2%)	(0.1	pts)
Ceded premiums ratio (related to external reinsurance), less the effects of above	7.3%	6.9%	0.4	pts
The above table reflects ceded premiums earned as a percent of gross premiums earned. As discussed above, we cede premiums related to our traditional business to external reinsurers on an earned premium basis. The increase in the ceded premiums ratio for the three months ended March 31, 2021 as compared to the same period in 2020 primarily reflects the increase in reinsurance rates for the contract period beginning May 1, 2020.

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
Net premiums earned were as follows:

	Three Months Ended March 31
($ in thousands)	2021	2020	Change
Gross premiums earned	$58,632	$65,613	$(6,981)	(10.6%)
Less: Ceded premiums earned	18,621	21,098	(2,477)	(11.7%)
Net premiums earned	$40,011	$44,515	$(4,504)	(10.1%)
The decrease in net premiums earned during the three months ended March 31, 2021 as compared to the same period of 2020 primarily reflected the pro rata effect of a reduction in net premiums written during the preceding twelve months, a decrease in audit premium and, to a lesser extent, the reduction in our EBUB estimate, partially offset by an increase in broker revenue sharing and, to a lesser extent, return premium estimates under our reinsurance contracts. We reduced our EBUB estimate by $1.2 million and $0.9 million during the three months ended March 31, 2021 and 2020, respectively. The reduction in our EBUB estimate during the current period primarily reflected the impact of COVID-19 on both actual and expected final payroll audits for policies written prior to the onset of the pandemic in 2020. Please see "Item 1A, Risk Factors" in our December 31, 2020 report on Form 10-K for additional information on the economic impact of COVID-19.

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

	Three Months Ended March 31
	2021	2020	Change
Calendar year net loss ratio	65.5%	66.9%	(1.4	pts)
Less impact of prior accident years on the net loss ratio	(5.5%)	(3.3%)	(2.2	pts)
Current accident year net loss ratio	71.0%	70.2%	0.8	pts
The increase in the current accident year net loss ratio for the three months ended March 31, 2021 primarily reflected the continuation of intense price competition and the resulting renewal rate decreases as well as the effect of lower net premiums earned driven by a reduction in audit premium and our EBUB estimate, as previously discussed. The increase in the current accident year loss ratio was partially offset by favorable claim trends in prior accident year claim results and their impact on our analysis of the current accident year loss estimate. As a result of the COVID-19 pandemic, legislative and regulatory bodies in certain states have changed or are considering changes to compensability requirements and presumptions for certain types of workers related to COVID-19 claims. Such changes could have an adverse impact on the frequency and severity related to COVID-19 claims.
Calendar year incurred losses (excluding IBNR) ceded to our external reinsurers decreased $0.5 million for the three months ended March 31, 2021 as compared to the same period of 2020. There were no current accident year ceded incurred losses (excluding IBNR) during the three months ended March 31, 2021 or 2020, reflecting lower claim severity and the impact of the AAD (see previous discussion under the heading "Ceded Premiums Written"). The decrease in ceded incurred losses for the three months ended March 31, 2021 reflects favorable development on prior accident year reinsured claims.
We recognized net favorable prior year development related to our previously established reserve of $2.2 million and $1.5 million for the three months ended March 31, 2021 and 2020, respectively. The net favorable prior year reserve development for the three months ended March 31, 2021 and 2020 reflected overall favorable trends in claim closing patterns. Net favorable development for the 2021 three-month period was primarily related to the 2017 accident year and prior. Net favorable development for the 2020 three-month period was related to the 2015 and 2016 accident years.
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
Our Workers' Compensation Insurance segment underwriting, policy acquisition and operating expenses were comprised as follows:

	Three Months Ended March 31
($ in thousands)	2021	2020	Change
DPAC amortization	$6,741	$7,850	$(1,109)	(14.1%)
Management fees	542	601	(59)	(9.8%)
Other underwriting and operating expenses	8,521	10,032	(1,511)	(15.1%)
SPC ceding commission offset	(3,518)	(4,319)	801	(18.5%)
Total	$12,286	$14,164	$(1,878)	(13.3%)

The decrease in DPAC amortization for the three months ended March 31, 2021 as compared to the same period in 2020 primarily reflects the decrease in net premiums earned. The decrease in other underwriting and operating expenses for the three months ended March 31, 2021 as compared to the same period of 2020 primarily reflected a decrease in compensation-related costs and, to a lesser extent, a decrease in travel-related costs related to the COVID-19 pandemic. The decrease in compensation-related costs during the 2021 three-month period was driven by a reduction in headcount as a result of the 2020 organizational restructuring and, to a lesser extent, a decrease in employer contributions to the ProAssurance Savings Plan (see Note 17 of the Notes to Consolidated Financial Statements in our December 31, 2020 report on Form 10-K).
As previously discussed, alternative market premiums written through our Workers' Compensation Insurance segment's alternative market business unit are 100% ceded, less a ceding commission, to either the SPCs in our Segregated Portfolio Cell Reinsurance segment or, to a limited extent, an unaffiliated captive insurer. The ceding commission consists of an amount for fronting fees, cell rental fees, commissions, premium taxes and risk management fees. The fronting fees, commissions, premium taxes and risk management fees are recorded as an offset to underwriting, policy acquisition and operating expenses. Cell rental fees are recorded as a component of other income and claims administration fees are recorded as ceded ULAE. The decrease in SPC ceding commissions earned for the three months ended March 31, 2021 as compared to the same respective period of 2020, primarily reflects the decrease in alternative market ceded earned premium.
Underwriting Expense Ratio (the Expense Ratio)
The underwriting expense ratio included the impact of the following:

	Three Months Ended March 31
	2021	2020	Change
Underwriting expense ratio, as reported	30.7%	31.8%	(1.1	pts)
Less estimated ratio increase (decrease) attributable to:
Impact of ceding commissions received from SPCs	2.9%	2.3%	0.6	pts
Retrospective premium adjustment	—%	0.1%	(0.1	pts)
Impact of audit premium	1.0%	(0.2%)	1.2	pts
Change in return premium estimate under external reinsurance	(0.2%)	—%	(0.2	pts)
Estimated revenue share	(0.4%)	(0.1%)	(0.3	pts)
Underwriting expense ratio, less listed effects	27.4%	29.7%	(2.3	pts)
Excluding the items noted in the table above, the expense ratio decreased for the three months ended March 31, 2021, primarily reflecting the decrease in compensation-related costs and, to a lesser extent, travel-related costs, partially offset by the decrease in net premiums earned.

Segment Results - Segregated Portfolio Cell Reinsurance
The Segregated Portfolio Cell Reinsurance segment includes the results (underwriting profit or loss, plus investment results, net of U.S. federal income taxes) of SPCs at Inova Re and Eastern Re, our Cayman Islands SPC operations, as discussed in Note 14 of the Notes to Condensed Consolidated Financial Statements. SPCs are segregated pools of assets and liabilities that provide an insurance facility for a defined set of risks. Assets of each SPC are solely for the benefit of that individual cell and each SPC is solely responsible for the liabilities of that individual cell. Assets of one SPC are statutorily protected from the creditors of the others. Each SPC is owned, fully or in part, by an agency, group or association and the results of the SPCs are attributable to the participants of that cell. We participate to a varying degree in the results of selected SPCs and, for the SPCs in which we participate, our participation interest ranges from a low of 20% to a high of 85%. SPC results attributable to external cell participants are reported as an SPC dividend (expense) income in our Segregated Portfolio Cell Reinsurance segment. In addition, our Segregated Portfolio Cell Reinsurance segment includes the investment results of the SPCs as the investments are solely for the benefit of the cell participants and investment results attributable to external cell participants are reflected in the SPC dividend (expense) income. As of March 31, 2021, there were 27 (3 inactive) SPCs. The SPCs assume workers' compensation insurance, healthcare professional liability insurance or a combination of the two from our Workers' Compensation Insurance and Specialty P&C segments. As of March 31, 2021, there were two SPCs that assumed both workers' compensation insurance and healthcare professional liability insurance and one SPC that assumed only healthcare professional liability insurance.
Segment results reflects our share of the underwriting and investment results of the SPCs in which we participate, and included the following:

	Three Months Ended March 31
($ in thousands)	2021	2020	Change
Net premiums written	$22,188	$23,990	$(1,802)	(7.5%)

Net premiums earned	$15,884	$16,980	$(1,096)	(6.5%)
Net investment income	221	254	(33)	(13.0%)
Net realized gains (losses)	987	(3,207)	4,194	130.8%
Other income	1	136	(135)	(99.3%)
Net losses and loss adjustment expenses	(9,425)	(9,352)	(73)	0.8%
Underwriting, policy acquisition and operating expenses	(5,025)	(5,079)	54	(1.1%)
SPC U.S. federal income tax expense (1)	(356)	(222)	(134)	60.4%
SPC net results	2,287	(490)	2,777	566.7%
SPC dividend (expense) income (2)	(1,742)	508	(2,250)	442.9%
Segment results (3)	$545	$18	$527	2,927.8%

Net loss ratio	59.3%	55.1%	4.2 pts
Underwriting expense ratio	31.6%	29.9%	1.7 pts
(1) Represents the provision for U.S. federal income taxes for SPCs at Inova Re, which have elected to be taxed as a U.S. corporation under Section 953(d) of the Internal Revenue Code. U.S. federal income taxes are included in the total SPC net results and are paid by the individual SPCs.

(2) Represents the net (profit) loss attributable to external cell participants.
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
Gross, ceded and net premiums written were as follows:

	Three Months Ended March 31
($ in thousands)	2021	2020	Change
Gross premiums written	$25,151	$27,140	$(1,989)	(7.3%)
Less: Ceded premiums written	2,963	3,150	(187)	(5.9%)
Net premiums written	$22,188	$23,990	$(1,802)	(7.5%)
Gross Premiums Written
Gross premiums written reflected reinsurance premiums assumed by component as follows:

	Three Months Ended March 31
($ in thousands)	2021	2020	Change
Workers' compensation	$20,682	$23,356	$(2,674)	(11.4%)
Healthcare professional liability	4,469	3,784	685	18.1%
Gross Premiums Written	$25,151	$27,140	$(1,989)	(7.3%)
Gross premiums written for the three months ended March 31, 2021 and 2020 were primarily comprised of workers' compensation coverages assumed from our Workers' Compensation Insurance segment. The decrease in workers' compensation gross premiums written during the three months ended March 31, 2021 as compared to the same period in 2020 primarily reflected the competitive workers’ compensation market conditions and the resulting renewal rate decreases of 5%, partially offset by an improvement in the renewal retention rate. The renewal retention rate for the three months ended March 31, 2020 included the impact of a reduction in premium funding for a large workers' compensation alternative market program. We do not participate in this program; therefore, the reduction in premium funding had no effect on the segment results for the three months ended March 31, 2020. The increase in healthcare professional liability gross premiums written during the three months ended March 31, 2021 as compared to the same period in 2020 was driven by renewal pricing increases, primarily due to increases in exposure for one program. We retained 100% of the eight workers' compensation programs and one healthcare professional liability program up for renewal during the three months ended March 31, 2021.
New business, audit premium, retention and renewal price changes for the assumed workers' compensation premium is shown in the table below:

	Three Months Ended March 31
($ in millions)	2021	2020
New business	$0.8	$1.1
Audit premium (including EBUB)	$0.2	$(0.3)
Retention rate (1)	92%	78%
Change in renewal pricing (2)	(5%)	(6%)
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

Ceded Premiums Written
Ceded premiums written were as follows:

	Three Months Ended March 31
($ in thousands)	2021	2020	Change
Ceded premiums written	$2,963	$3,150	$(187)	(5.9%)
For the workers' compensation business, each SPC has in place its own external reinsurance arrangements. The healthcare professional liability business is assumed net of reinsurance from our Specialty P&C segment; therefore, there are no ceded premiums related to the healthcare professional liability business reflected in the table above. The risk retention for each loss occurrence for the workers' compensation business ranges from $0.3 million to $0.4 million based on the program, with limits up to $119.7 million. In addition, each program has aggregate reinsurance coverage between $1.1 million and $2.1 million on a program year basis. Per the SPC external reinsurance agreements, premiums are ceded on a written premium basis. The decrease in ceded premiums written during the three months ended March 31, 2021 as compared to the same period of 2020, was driven by a decrease in workers' compensation gross premiums written, and was partially offset by an increase in reinsurance rates for programs with renewal dates on or after May 1, 2020. External reinsurance rates vary based on the alternative market program.
Ceded Premiums Ratio
Ceded premiums ratio was as follows:

	Three Months Ended March 31
	2021	2020	Change
Ceded premiums ratio	14.3%	13.5%	0.8 pts
The above table reflects ceded premiums as a percent of gross premiums written for the workers' compensation business only; healthcare professional liability business is assumed net of reinsurance, as discussed above. The ceded premiums ratio reflects the weighted average reinsurance rates of all SPC programs. The increase in the ceded premiums ratio for the three months ended March 31, 2021 primarily reflects an increase in reinsurance rates for programs renewing on or after May 1, 2020.
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
Gross, ceded and net premiums earned were as follows:

	Three Months Ended March 31
($ in thousands)	2021	2020	Change
Gross premiums earned	$17,967	$19,190	$(1,223)	(6.4%)
Less: Ceded premiums earned	2,083	2,210	(127)	(5.7%)
Net premiums earned	$15,884	$16,980	$(1,096)	(6.5%)
The decrease in net premiums earned during the three months ended March 31, 2021 primarily reflected the pro rata effect of a reduction in net premiums written during the preceding twelve months.
Net Investment Income and Net Realized Investment Gains (Losses)
Net investment income for the three months ended March 31, 2021 and 2020 was primarily attributable to interest earned on available-for-sale fixed maturity investments, which primarily includes investment-grade corporate debt securities. We recognized $1.0 million of net realized investment gains during the three months ended March 31, 2021, which primarily reflected an increase in the fair value on our equity portfolio. We recognized $3.2 million of net realized investment losses during the three months ended March 31, 2020 driven by changes in the fair value of our equity portfolio attributable to the disruptions in global financial markets related to COVID-19.

Losses and Loss Adjustment Expenses
The following table summarizes the calendar year net loss ratios by separating losses between the current accident year and all prior accident years. The current accident year net loss ratio reflected the aggregate loss ratio for all programs. Loss reserves are estimated for each program on a quarterly basis. Due to the size of some of the programs, quarterly loss results can create volatility in the current accident year net loss ratio from period to period.
Calendar year and current accident year net loss ratios for the three months ended March 31, 2021 and 2020 was as follows:

	Three Months Ended March 31
	2021	2020	Change
Calendar year net loss ratio	59.3%	55.1%	4.2	pts
Less impact of prior accident years on the net loss ratio	(9.6%)	(10.6%)	1.0	pts
Current accident year net loss ratio	68.9%	65.7%	3.2	pts
The increase in the current accident year net loss ratio for the 2021 three-month period of 3.2 percentage points as compared to the same period of 2020 primarily reflected the continuation of intense price competition and the resulting renewal rate decreases in the workers' compensation business. As a result of the COVID-19 pandemic, legislative and regulatory bodies in certain states have changed or are considering changes to compensability requirements and presumptions for certain types of workers related to COVID-19 claims. Such changes could have an adverse impact on the frequency and severity related to COVID-19 claims.
Calendar year incurred losses (excluding IBNR) ceded to our external reinsurers increased $3.1 million for the 2021 three-month period as compared to the same period of 2020, primarily reflecting the impact of three large claims reported in the first quarter of 2021 that occurred in late 2020. Current accident year ceded incurred losses (excluding IBNR) decreased $0.4 million for the 2021 three-month period, as compared to the same period of 2020.
We recognized net favorable prior year reserve development of $1.4 million and $1.8 million for the three months ended March 31, 2021 and 2020, respectively. The net favorable prior year reserve development for the three months ended March 31, 2021 related entirely to workers’ compensation business, which primarily reflected overall favorable trends in claim closing patterns primarily in the 2018 and 2019 accident years. The net favorable prior year development for the three months ended March 31, 2020 included $0.8 million and $1.0 million related to the workers' compensation and healthcare professional liability business, respectively. The workers' compensation favorable development was primarily related to the 2018 accident year, while the healthcare professional liability favorable development was primarily related to the 2016 through 2018 accident years.
Underwriting, Policy Acquisition and Operating Expenses
Our Segregated Portfolio Cell Reinsurance segment underwriting, policy acquisition and operating expenses were comprised as follows:

	Three Months Ended March 31
($ in thousands)	2021	2020	Change
DPAC amortization	$4,636	$5,135	$(499)	(9.7%)
Other underwriting and operating expenses	389	(56)	445	794.6%
Total	$5,025	$5,079	$(54)	(1.1%)
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
Other underwriting and operating expenses primarily include bank fees, professional fees and bad debt expense. The increase in other underwriting and operating expenses for the three months ended March 31, 2021 as compared to the same period in 2020 primarily reflected the effect of recoveries of premiums receivables during the first quarter of 2020 that were previously written off, which resulted in a reduction to our allowance for expected credit losses and, to a lesser extent, an increase in policyholder dividend expense related to one SPC program.

Underwriting Expense Ratio (the Expense Ratio)
The underwriting expense ratio included the impact of the following:

	Three Months Ended March 31
	2021	2020	Change
Underwriting expense ratio, as reported	31.6%	29.9%	1.7 pts
Less: impact of audit premium on expense ratio	(0.3%)	0.6%	(0.9 pts)
Underwriting expense ratio, excluding the effect of audit premium	31.9%	29.3%	2.6 pts
Excluding the effect of audit premium, the increase in the underwriting expense ratio during the 2021 three-month period primarily reflected the effect of the aforementioned premiums receivable recoveries during the first quarter of 2020 and the increase in policyholder dividend expense, partially offset by a decrease in the weighted average ceding commission percentage of all SPC programs.
SPC U.S. Federal Income Tax Expense
The SPCs at Inova Re have made a 953(d) election under the U.S. Internal Revenue Code and are subject to U.S. federal income tax. U.S. federal income taxes incurred totaled $0.4 million and $0.2 million for the three months ended March 31, 2021 and 2020, respectively. U.S. federal income taxes are included in the total SPC net results and are paid by the individual SPCs.

Segment Results - Lloyd's Syndicates
Our Lloyd's Syndicates segment includes the results from our participation in certain Syndicates at Lloyd's of London. In addition to our participation in Syndicate results, we have investments in and other obligations to our Lloyd's Syndicates consisting of a Syndicate Credit Agreement and FAL requirements. For the 2021 underwriting year, our FAL was comprised of investment securities and cash and cash equivalents deposited with Lloyd's which at March 31, 2021 had a fair value of approximately $106.8 million, as discussed in Note 3 of the Notes to Condensed Consolidated Financial Statements.
We normally report results from our involvement in Lloyd's Syndicates on a quarter lag, except when information is available that is material to the current period. Furthermore, the investment results associated with our FAL investments and certain U.S. paid administrative expenses are reported concurrently as that information is available on an earlier time frame.
Lloyd's Syndicate 1729. We provide capital to Syndicate 1729, which covers a range of property and casualty insurance and reinsurance lines in both the U.S. and international markets. The remaining capital for Syndicate 1729 is provided by unrelated third parties, including private names and other corporate members. To support and grow our core insurance operations, we decreased our participation in the results of Syndicate 1729 for the 2021 underwriting year to 5% from 29% which, due to the quarter lag, will not be reflected in our results until the second quarter of 2021. Syndicate 1729's maximum underwriting capacity for the 2021 underwriting year is £185 million (approximately $255 million based on March 31, 2021 exchange rates), of which £9 million (approximately $13 million based on March 31, 2021 exchange rates) is our allocated underwriting capacity.
Lloyd's Syndicate 6131. We provide capital to an SPA, Syndicate 6131, which focuses on contingency and specialty property business, primarily for risks in both U.S. and international markets. As an SPA, Syndicate 6131 underwrites on a quota share basis with Syndicate 1729. Effective July 1, 2020, Syndicate 6131 entered into a six-month quota share reinsurance agreement with an unaffiliated insurer. Under this agreement, Syndicate 6131 ceded essentially half of the premium assumed from Syndicate 1729 to the unaffiliated insurer; the agreement was non-renewed on January 1, 2021 and we decreased our participation in the results of Syndicate 6131 to 50% from 100% for the 2021 underwriting year. Due to the quarter lag, this reduced participation will not be reflected in our results until the second quarter of 2021. Syndicate 6131's maximum underwriting capacity for the 2021 underwriting year is £20 million (approximately $28 million based on March 31, 2021 exchange rates), of which £10 million (approximately $14 million based on March 31, 2021 exchange rates) is our allocated underwriting capacity.
In addition to the results of our participation in Lloyd's Syndicates, as discussed above, our Lloyd's Syndicates segment also includes 100% of the results of our wholly owned subsidiaries that support our operations at Lloyd's. For the three months ended March 31, 2021 and 2020, the results of our Lloyd's Syndicates segment were as follows:

	Three Months Ended March 31
($ in thousands)	2021	2020	Change
Net premiums written	$11,885	$26,660	$(14,775)		(55.4%)
Net premiums earned	$15,850	$22,001	$(6,151)		(28.0%)
Net investment income	729	1,159	(430)		(37.1%)
Net realized gains (losses)	(115)	81	(196)		(242.0%)
Other income (loss)	221	(232)	453		195.3%
Net losses and loss adjustment expenses	(12,967)	(14,780)	1,813		(12.3%)
Underwriting, policy acquisition and operating expenses	(6,591)	(9,142)	2,551		(27.9%)
Income tax benefit (expense)	—	29	(29)		nm
Segment results	$(2,873)	$(884)	$(1,989)		(225.0%)
Net loss ratio	81.8%	67.2%	14.6	pts
Underwriting expense ratio	41.6%	41.6%	—	pts

Premiums Written
Changes in our premium volume within our Lloyd's Syndicates segment are driven by five primary factors: (1) changes in our participation in the Syndicates, (2) the amount of new business and the channels in which the business is written, (3) our retention of existing business, (4) the premium charged for business that is renewed, which is affected by rates charged and by the amount and type of coverage an insured chooses to purchase, and (5) the timing of premium written through multi-period policies.
Gross, ceded and net premiums written were as follows:

	Three Months Ended March 31
($ in thousands)	2021	2020	Change
Gross premiums written	$14,102	$27,861	$(13,759)	(49.4%)
Less: Ceded premiums written	2,217	1,201	1,016	84.6%
Net premiums written	$11,885	$26,660	$(14,775)	(55.4%)
Gross Premiums Written
Gross premiums written during the three months ended March 31, 2021 consisted of property insurance coverages (35% of total gross premiums written), specialty property coverages (30%), casualty coverages (25%), contingency coverages (8%) and property reinsurance coverages (2%). The decrease in gross premiums written during the 2021 three-month period as compared to the same period of 2020 was primarily driven by our decreased participation in the results of Syndicate 1729, partially offset by new business written, primarily on specialty property coverages. In addition, the decrease in gross premiums written for the 2021 three-month period also reflected the effect of a certain type of coverage reaching capacity limits as set forth by Syndicate 1729's business plan and, to a lesser extent, the effect of estimated reinstatement premiums of $0.6 million as compared to $1.8 million in the prior year period. The reinstatement premiums represent amounts payable to Syndicate 1729 under certain excess of loss reinsurance treaties, primarily associated with property and catastrophe related losses, which are fully earned in the period the changes in estimates occur.
Ceded Premiums Written
Syndicate 1729 utilizes reinsurance to provide the capacity to write larger limits of liability on individual risks, to provide protection against catastrophic loss and to provide protection against losses in excess of policy limits. As previously discussed, for the second half of 2020 Syndicate 6131 utilized external quota share reinsurance to manage the net loss exposure on the specialty property and contingency coverages it assumed from Syndicate 1729 by ceding essentially half of the premium assumed to an unaffiliated insurer; this agreement was non-renewed on January 1, 2021. Due to the quarter lag, the effect of this reinsurance arrangement was not reflected in our results until the fourth quarter of 2020. Ceded premiums written increased for the three months ended March 31, 2021 as compared to the same period of 2020 primarily driven by the impact of premiums ceded under Syndicate 6131's six-month quota share agreement, partially offset by our decreased participation in the results of Syndicate 1729.

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
Gross, ceded and net premiums earned were as follows:

	Three Months Ended March 31
($ in thousands)	2021	2020	Change
Gross premiums earned	$20,385	$28,196	$(7,811)	(27.7%)
Less: Ceded premiums earned	4,535	6,195	(1,660)	(26.8%)
Net premiums earned	$15,850	$22,001	$(6,151)	(28.0%)
The decrease in gross premiums earned during the three months ended March 31, 2021 as compared to the same period of 2020 reflected the effect of reinstatement premiums earned during each of the first quarters of 2021 and 2020 (see previous discussion under the heading "Gross Premiums Written"). After removing the effect of the reinstatement premiums from both periods, gross premiums earned decreased $6.6 million in the 2021 three-month period as compared to the same period of 2020. The decrease in gross premiums earned during the three months ended March 31, 2021 was driven by our decreased participation in Syndicate 1729, somewhat offset by the pro rata effect of higher premiums written at the Syndicates during the preceding twelve months, primarily property insurance and casualty coverages.
The decrease in ceded premiums earned during the 2021 three-month period as compared to the same period of 2020 was driven by our decreased participation in Syndicate 1729, partially offset by the pro rata effect of an increase in premiums ceded under reinsurance arrangements during the preceding twelve months.
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
The following table summarizes calendar year net loss ratios by separating losses between the current accident year and all prior accident years. Net loss ratios for the period were as follows:

	Net Loss Ratios
	Three Months Ended March 31
	2021	2020	Change
Calendar year net loss ratio	81.8%	67.2%	14.6 pts
Less: impact of prior accident years on the net loss ratio	9.7%	(1.5%)	11.2 pts
Current accident year net loss ratio	72.1%	68.7%	3.4 pts
For the three months ended March 31, 2021, the current accident year net loss ratio increased 3.4 percentage points as compared to the same period of 2020. The increase in the current accident year net loss ratio was driven by certain property and catastrophe related losses.
We recognized $1.5 million of unfavorable prior year development for the three months ended March 31, 2021 as compared to $0.3 million of favorable prior year development for the same period of 2020. The unfavorable development recognized during the three months ended March 31, 2021 was driven by higher than expected losses and development on certain large claims, primarily catastrophe related losses, which resulted in unfavorable development with respect to a previous year of account.
We have exposures to potential COVID-19 claims through our participation in Syndicates 1729 and 6131. During the three months ended March 31, 2021, we recognized losses related to COVID-19 of approximately $0.8 million, net of reinsurance, primarily in Syndicate 6131's contingency and Syndicate 1729's casualty books of business. Please see the "Insurance Regulatory Matters" section in Part 1, Item 1 in our December 31, 2020 report on Form 10-K for additional information.
Underwriting, Policy Acquisition and Operating Expenses
Underwriting, policy acquisition and operating expenses decreased by $2.6 million for the 2021 three-month period as compared to the same period of 2020 and reflected our decreased participation in Syndicate 1729.
For the three months ended March 31, 2021, the underwriting expense ratio was unchanged from the same period of 2020 driven by lower operating expenses due to our reduced participation in Syndicate 1729, offset by a decrease in net premiums earned, as previously discussed.
Investments
Syndicate 1729's fixed maturities portfolio includes certain debt securities classified as trading securities. Investment results associated with these fixed maturity trading securities are reported on the same quarter lag. The decrease in net investment income for the 2021 three-month period as compared to the same period of 2020 was primarily attributable to lower average investment balances and lower yields, primarily from investment-grade corporate debt securities. The lower average investment balances for the 2021 three-month period were driven by the return of approximately $32.3 million of cash and cash equivalents from our FAL balances given the reduction in our participation in the results of Syndicate 1729 for the 2020 underwriting year (see Note 6 of the Notes to Consolidated Financial Statements in our December 31, 2020 report on Form 10-K). In addition, we expect to receive a return of approximately $24 million of FAL given our additional reduction in our participation in the results of Syndicate 1729 and Syndicate 6131 for the 2021 underwriting year, as previously discussed, which is anticipated to further impact our segment's net investment income in future periods.
Taxes
The results of this segment are subject to U.K. income tax law.

Segment Results - Corporate
Our Corporate segment includes our investment operations, other than those reported in our Segregated Portfolio Cell Reinsurance and Lloyd's Syndicates segments, interest expense and U.S. income taxes as discussed in Note 14 of the Notes to Condensed Consolidated Financial Statements. Our Corporate segment also includes non-premium revenues generated outside of our insurance entities and corporate expenses. Segment results for our Corporate segment were net earnings of $19.6 million for the three months ended March 31, 2021 as compared to a $4.0 million net loss for the same period of 2020 and included the following:

	Three Months Ended March 31
($ in thousands)	2021	2020	Change
Net investment income	$14,067	$19,417	$(5,350)	(27.6%)
Equity in earnings (loss) of unconsolidated subsidiaries	$6,788	$(1,562)	$8,350	(534.6%)
Net realized gains (losses)	$7,977	$(25,547)	$33,524	131.2%
Other income	$1,894	$633	$1,261	199.2%
Operating expense	$7,175	$4,827	$2,348	48.6%
Interest expense	$3,212	$4,129	$(917)	(22.2%)
Income tax expense (benefit)	$736	$(12,047)	$12,783	(106.1%)
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
Net investment income by investment category was as follows:

	Three Months Ended March 31
($ in thousands)	2021	2020	Change
Fixed maturities	$14,725	$16,931	$(2,206)	(13.0%)
Equities	694	1,909	(1,215)	(63.6%)
Short-term investments, including Other	198	1,342	(1,144)	(85.2%)
BOLI	444	456	(12)	(2.6%)
Investment fees and expenses	(1,994)	(1,221)	(773)	63.3%
Net investment income	$14,067	$19,417	$(5,350)	(27.6%)
Fixed Maturities
Income from our fixed maturities decreased during the 2021 three-month period as compared to the same period of 2020 primarily due to lower yields from our corporate debt securities, partially offset by higher average investment balances. Average investment balances were approximately 7% higher for the 2021 three-month period, as compared to the same period of 2020. The decline in income from our fixed maturities during the 2021 three-month period also reflected the impact of capital planning in anticipation of closing our acquisition of NORCAL.
Average yields for our fixed maturity portfolio were as follows:

	Three Months Ended March 31
	2021	2020
Average income yield	2.6%	3.4%
Average tax equivalent income yield	2.7%	3.4%
Equities
Income from our equity portfolio decreased during the 2021 three-month period as compared to the same period of 2020 which reflected a decrease in our allocation to this asset category.

Short-term Investments and Other Investments
Short-term investments, which have a maturity at purchase of one year or less are carried at fair value, which approximates their cost basis, and are primarily composed of investments in U.S. treasury obligations, commercial paper and money market funds. Income from our short-term and other investments decreased during the 2021 three-month period as compared to the same period of 2020, primarily attributable to lower yields given the actions taken by the Federal Reserve to aggressively reduce interest rates in response to COVID-19.
Equity in Earnings (Loss) of Unconsolidated Subsidiaries
Equity in earnings (loss) of unconsolidated subsidiaries was comprised as follows:

	Three Months Ended March 31
($ in thousands)	2021	2020	Change
All other investments, primarily investment fund LPs/LLCs	$9,974	$3,103	$6,871	221.4%
Tax credit partnerships	(3,186)	(4,665)	1,479	(31.7%)
Equity in earnings (loss) of unconsolidated subsidiaries	$6,788	$(1,562)	$8,350	534.6%
We hold interests in certain LPs/LLCs that generate earnings from trading portfolios, secured debt, debt securities, multi-strategy funds and private equity investments. The performance of the LPs/LLCs is affected by the volatility of equity and credit markets. For our investments in LPs/LLCs, we record our allocable portion of the partnership operating income or loss as the results of the LPs/LLCs become available, typically following the end of a reporting period. The increase in our investment results from our portfolio of investments in LPs/LLCs for the 2021 three-month period as compared to the same period of 2020 was due to higher earnings from a few LPs/LLCs.
Our tax credit partnership investments are designed to generate returns in the form of tax credits and tax-deductible project operating losses and are comprised of qualified affordable housing project tax credit partnerships and a historic tax credit partnership. We account for our tax credit partnership investments under the equity method and record our allocable portion of the operating losses of the underlying properties based on estimates provided by the partnerships. For our qualified affordable housing project tax credit partnerships, we adjust our estimates of our allocable portion of operating losses periodically as actual operating results of the underlying properties become available. The primary benefit of credits and losses from our historic tax credit partnership are earned in a short period, with potential for additional cash flows extending over several years, and the remaining operating losses were recognized in 2020. The results from our tax credit partnership investments for the three months ended March 31, 2021 reflected lower partnership operating losses as compared to the same period of 2020.
The tax benefits received from our tax credit partnerships, which are not reflected in our investment results above, reduced our tax expense in 2021 and 2020 as follows:

	Three Months Ended March 31
(In millions)	2021	2020
Tax credits recognized during the period	$3.4	$4.5
Tax benefit of tax credit partnership operating losses	$0.7	$1.0
The tax credits generated from our tax credit partnership investments of $3.4 million for the three months ended March 31, 2021 were deferred and are expected to be utilized in future periods.
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

	Three Months Ended March 31
(In thousands)	2021	2020
GAAP net investment result:
Net investment income	$14,067	$19,417
Equity in earnings (loss) of unconsolidated subsidiaries	6,788	(1,562)
GAAP net investment result	$20,855	$17,855

Pro forma tax-equivalent investment result	$22,883	$23,871

Reconciliation of pro forma and GAAP tax-equivalent investment result:
GAAP net investment result	$20,855	$17,855
Taxable equivalent adjustments, calculated using the 21% federal statutory tax rate
State and municipal bonds	115	161
BOLI	118	121
Dividends received	3	73
Tax credit partnerships	1,792	5,661
Pro forma tax-equivalent investment result	$22,883	$23,871

Net Realized Investment Gains (Losses)
The following table provides detailed information regarding our net realized investment gains (losses).

	Three Months Ended March 31
(In thousands)	2021	2020
Total impairment losses
Corporate debt	$—	$(1,817)
Portion of impairment losses recognized in other comprehensive income before taxes:
Corporate debt	—	654
Net impairment losses recognized in earnings	—	(1,163)
Gross realized gains, available-for-sale fixed maturities	4,163	2,279
Gross realized (losses), available-for-sale fixed maturities	(187)	(1,403)
Net realized gains (losses), equity investments	4,156	15,197
Net realized gains (losses), other investments	3,196	48
Change in unrealized holding gains (losses), equity investments	(3,788)	(35,225)
Change in unrealized holding gains (losses), convertible securities, carried at fair value as a part of other investments	(190)	(5,273)
Other	627	(7)
Net realized investment gains (losses)	$7,977	$(25,547)
We did not recognize any credit-related impairment losses in earnings or non-credit impairment losses in OCI for the three months ended March 31, 2021. For the three months ended March 31, 2020, we recognized credit-related impairment losses in earnings of $1.2 million and non-credit impairment losses in OCI of $0.7 million. The credit-related impairment losses related to four corporate bonds in the energy, consumer, and entertainment sectors. The non-credit related impairment losses related to three corporate bonds in the energy and consumer sectors.
We recognized $8.0 million of net realized investment gains during the 2021 three-month period, driven primarily by realized gains on the sale of certain available-for-sale fixed maturities and equity investments. We recognized $25.5 million of net realized investment losses during the 2020 three-month period driven by the impact of decreases in fair value on our equity portfolio of $35.2 million and convertible securities of $5.3 million due to the disruptions in global financial markets related to COVID-19 during the first quarter of 2020.

Operating Expenses
Corporate segment operating expenses were comprised as follows:

	Three Months Ended March 31
($ in thousands)	2021	2020	Change
Operating expenses	$9,719	$9,093	$626	6.9%
Management fee offset	(2,544)	(4,266)	1,722	(40.4%)
Total	$7,175	$4,827	$2,348	48.6%
Operating expenses increased during the 2021 three-month period as compared to the same period of 2020 primarily due to an increase in professional fees, partially offset by a decrease in compensation-related costs. The increase in professional fees during the 2021 three-month period was driven by an increase in transaction-related costs associated with our acquisition of NORCAL (see Note 15 of the Notes to Condensed Consolidated Financial Statements). The decrease in compensation-related costs during the 2021 three-month period was driven by a reduction in headcount as a result of the 2020 organizational restructuring and, to a lesser extent, a decrease in employer contributions to the ProAssurance Savings Plan (see Note 17 of the Notes to Consolidated Financial Statements in our December 31, 2020 report on Form 10-K).
Operating subsidiaries within our Specialty P&C and Workers' Compensation Insurance segments are charged a management fee by the Corporate segment for services provided to these subsidiaries. The management fee is based on the extent to which services are provided to the subsidiary and the amount of premium written by the subsidiary. Under the arrangement, the expenses associated with such services are reported as expenses of the Corporate segment, and the management fees charged are reported as an offset to Corporate operating expenses. Fluctuations in the amount of premium written by each subsidiary can result in corresponding variations in the management fee charged to each subsidiary during a particular period. Due to organizational structure enhancements in our Specialty P&C segment during 2020, the extent to which services are provided by the Corporate segment to the operating subsidiaries within that segment decreased effective January 1, 2021. Accordingly, we reduced the fee charged to the operating subsidiaries within the Specialty P&C segment during the 2021 three-month period. There were no changes to the extent to which services are provided by the Corporate segment to the operating subsidiaries within our Workers' Compensation Insurance segment in 2021.
Interest Expense
Consolidated interest expense for the three months ended March 31, 2021 and 2020 was comprised as follows:

	Three Months Ended March 31
($ in thousands)	2021	2020	Change
Senior Notes due 2023	$3,357	$3,357	$—	—%
Revolving Credit Agreement (including fees and amortization)	214	184	30	16.3%
Mortgage Loans (including amortization)	148	293	(145)	(49.5%)
(Gain)/loss on interest rate cap	(507)	295	(802)	(271.9%)
Interest expense	$3,212	$4,129	$(917)	(22.2%)
Consolidated interest expense decreased during the three months ended March 31, 2021 as compared to the same period of 2020 driven by the change in the fair value of our interest rate cap and, to a lesser extent, lower interest expense on our Mortgage Loans. The interest rate cap is designated as an economic hedge of interest rate risk associated with our variable rate Mortgage Loans. Our Mortgage Loans accrue interest at three-month LIBOR plus 1.325%, and the decrease in interest expense during the three months ended March 31, 2021 as compared to the same period of 2020 was primarily due to a decrease in the average three-month LIBOR. Interest expense on our Revolving Credit Agreement for the three months ended March 31, 2021 and 2020 primarily reflected unused commitment fees as there were no outstanding borrowings during either period. See further discussion of our outstanding debt in Note 10 of the Notes to Condensed Consolidated Financial Statements and further discussion of our interest rate cap agreement in Note 11 of the Notes to Consolidated Financial Statements in our December 31, 2020 report on Form 10-K.

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

	Three Months Ended March 31
(In thousands)	2021	2020
Corporate segment income tax expense (benefit)	$736	$(12,047)
Lloyd's Syndicates segment income tax expense (benefit)	—	(29)
Consolidated income tax expense (benefit)	$736	$(12,076)
Listed below are the primary factors affecting our consolidated effective tax rate for the three months ended March 31, 2021 and 2020. The comparability of each factor's impact on our effective tax rate is affected by the consolidated pre-tax income recognized during the three months ended March 31, 2021 as compared to the consolidated pre-tax loss recognized during the same period of 2020. Factors that have the same directional impact on income tax expense in each period have an opposite impact on our effective tax rate due to the effective tax rate being calculated based upon a pre-tax income during the three months ended March 31, 2021 versus the pre-tax loss during the same period of 2020. These factors include the following:

	Three Months Ended March 31
	2021		2020
($ in thousands)	Income tax (benefit) expense	Rate Impact	Income tax (benefit) expense	Rate Impact
Computed "expected" tax expense (benefit) at statutory rate	$1,779	21.0%	$(7,146)	21.0%
Tax-exempt income (1)	(186)	(2.2%)	(280)	0.9%
Tax credits	(3,374)	(39.8%)	(4,471)	13.1%
Non-U.S. operating results	603	7.1%	186	(0.5%)
Tax deficiency on share-based compensation	297	3.5%	405	(1.2%)
Tax rate differential on loss carryback	—	—%	(1,424)	4.2%
Change in uncertain tax positions	57	0.7%	712	(2.1%)
Estimated annual tax rate differential (2)	2,087	24.6%	—	—%
Other	(527)	(6.2%)	(58)	0.1%
Total income tax expense (benefit)	$736	8.7%	$(12,076)	35.5%
(1) Includes tax-exempt interest, dividends received deduction and change in cash surrender value of BOLI.
(2) Represents the tax rate differential between our actual effective tax rate for the three months ended March 31, 2021 and our projected annual effective tax rate as of March 31, 2021 as calculated under the estimated annual effective tax rate method. There was no tax rate differential recorded for the three months ended March 31, 2020 as we used the discrete effective tax rate method in the first quarter of 2020 (see further discussion on this method in the Critical Accounting Estimates section under the heading "Estimation of Taxes/Tax Credits" in our March 31, 2020 report on Form 10-Q).
The provision (benefit) for income taxes and the effective tax rate for the three months ended March 31, 2021 is determined based upon our current estimate of our annual effective tax rate at the end of each quarterly reporting period (the projected annual effective tax rate) plus the impact of certain discrete items that are not included in the projected annual effective tax rate. See further discussion around the methods utilized to compute interim taxes under the heading "Estimation of Taxes/Tax Credits" in the Critical Accounting Estimates section. Our effective tax rates for both the 2021 and 2020 three-month periods were different from the statutory federal income tax rate of 21% primarily due to the benefit recognized from the tax credits transferred to us from our tax credit partnership investments. We recognized tax credits of $3.4 million and $4.5 million during the three months ended March 31, 2021 and 2020, respectively. While projected tax credits for 2021 are less than 2020, they continue to have a significant impact on the effective tax rate for the 2021 three-month period. For the 2020 three-month period, our effective tax rate was also affected by the additional tax rate differential of 14% on the carryback of our 2019 NOL to the 2014 tax year as a result of changes made by the CARES Act to the NOL provisions of the tax law.

Our effective tax rate for the 2021 three-month period, as shown in the table above, differed from our projected annual effective tax rate of (38.4%) as of the first quarter of 2021 due to certain discrete items. These discrete items increased our effective tax rate by 47.1% for the 2021 three-month period mainly due to the treatment of net realized investment gains. When we utilize the estimated annual effective tax rate method, net realized investment gains or losses are treated as discrete items and reflected in the effective tax rate in the period in which they are included in income. This treatment of net realized investment gains of $8.0 million in our Corporate segment for the three months ended March 31, 2021 accounted for an increase of 19.8% in the effective tax rate.

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
The following tables summarize estimated changes in the fair value of our available-for-sale fixed maturity securities for specific hypothetical changes in interest rates by asset class at March 31, 2021 and December 31, 2020. There are principally two factors that determine interest rates on a given security: changes in the level of yield curves and credit spreads. As different asset classes can be affected in different ways by movements in those two factors, we have separated our portfolio by asset class in the following tables.

	Interest Rate Shift in Basis Points
	March 31, 2021
($ in millions)	(200)	(100)	Current	100	200
Fair Value:
Fixed maturities, available-for-sale:
U.S. Treasury obligations	$110	$105	$103	$101	$96
U.S. Government-sponsored enterprise obligations	13	12	11	12	11
State and municipal bonds	368	337	322	309	282
Corporate debt	1,588	1,481	1,429	1,380	1,284
Asset-backed securities	748	715	698	676	632
Total fixed maturities, available-for-sale	$2,827	$2,650	$2,563	$2,478	$2,305

Duration:
Fixed maturities, available-for-sale:
U.S. Treasury obligations	2.36	2.32	2.27	2.23	2.18
U.S. Government-sponsored enterprise obligations	1.55	1.92	2.82	2.97	2.93
State and municipal bonds	4.71	4.52	4.37	4.52	4.71
Corporate debt	3.67	3.59	3.51	3.46	3.39
Asset-backed securities	2.36	2.42	2.87	3.25	3.41
Total fixed maturities, available-for-sale	3.40	3.33	3.39	3.48	3.50

	Interest Rate Shift in Basis Points
	December 31, 2020
($ in millions)	(200)	(100)	Current	100	200
Fair Value:
Fixed maturities, available-for-sale:
U.S. Treasury obligations	$113	$110	$107	$104	$102
U.S. Government-sponsored enterprise obligations	13	13	12	12	12
State and municipal bonds	361	347	333	320	308
Corporate debt	1,427	1,377	1,329	1,284	1,241
Asset-backed securities	704	690	677	659	639
Total fixed maturities, available-for-sale	$2,618	$2,537	$2,458	$2,379	$2,302

Duration:
Fixed maturities, available-for-sale:
U.S. Treasury obligations	2.65	2.60	2.56	2.51	2.46
U.S. Government-sponsored enterprise obligations	1.80	1.77	2.11	2.99	3.14
State and municipal bonds	4.07	4.01	3.96	3.91	3.88
Corporate debt	3.62	3.52	3.44	3.40	3.35
Asset-backed securities	2.29	2.23	2.34	2.86	3.21
Total fixed maturities, available-for-sale	3.27	3.19	3.16	3.28	3.34
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
At March 31, 2021, our fixed maturities portfolio includes fixed maturities classified as trading securities which do not have a significant amount of exposure to market interest rates or credit spreads.
Our cash and short-term investments at March 31, 2021 were carried at fair value which approximates their cost basis due to their short-term nature. Our cash and short-term investments lack significant interest rate sensitivity due to their short duration.
Debt
Our Mortgage Loans are exposed to interest rate risk as they accrue interest at three-month LIBOR plus 1.325%. However, a 1% change in LIBOR will not materially impact our annualized interest expense. Additionally, we have economically hedged the risk of a change in interest rates in excess of 1% on the Mortgage Loans through the purchase of an interest rate cap derivative instrument, which effectively caps our annual interest rate on the Mortgage Loans at a maximum of 3.675% (see Note 11 of the Notes to Consolidated Financial Statements in ProAssurance's December 31, 2020 report on Form 10-K for additional information). The fair value of the interest rate cap is not materially impacted by a 1% change in LIBOR; however, the carrying value of the interest rate cap is impacted by future expectations for LIBOR as well as estimations of volatility in the future yield curve.
Our Revolving Credit Agreement is exposed to interest rate risk as it is LIBOR based and a 1% change in LIBOR will impact annual interest expense only to the extent that there is an outstanding balance. For every $100 million drawn on our Revolving Credit Agreement, a 1% change in interest rates will change our annual interest expense by $1 million. Any outstanding balances on the Revolving Credit Agreement can be repaid on each maturity date, which has typically ranged from one to three months. As of March 31, 2021, no borrowings were outstanding under our Revolving Credit Agreement.

Credit Risk
We have exposure to credit risk primarily as a holder of fixed income securities. We control this exposure by emphasizing investment grade credit quality in the fixed income securities we purchase.
As of March 31, 2021, 94% of our fixed maturity securities were rated investment grade as determined by NRSROs, such as Fitch, Moody’s and Standard & Poor’s. We believe that this concentration in investment grade securities reduces our exposure to credit risk on our fixed income investments to an acceptable level. However, investment grade securities, in spite of their rating, can rapidly deteriorate and result in significant losses. Ratings published by the NRSROs are one of the tools used to evaluate the creditworthiness of our securities. The ratings reflect the subjective opinion of the rating agencies as to the creditworthiness of the securities; therefore, we may be subject to additional credit exposure should the ratings prove to be unreliable.
We also have exposure to credit risk related to our premiums receivable and receivables from reinsurers; however, to-date we have not experienced any significant amount of credit losses. At March 31, 2021, our premiums receivable was approximately $211 million, net of an allowance for expected credit losses of approximately $6 million. See Note 1 of the Notes to Condensed Consolidated Financial Statements for further information on our allowance for expected credit losses related to our premiums receivable. Our receivables from reinsurers (with regard to both paid and unpaid losses) approximated $404 million at March 31, 2021 and $399 million at December 31, 2020. We monitor the credit risk associated with our reinsurers using publicly available financial and rating agency data. We have not historically experienced material credit losses due to the financial condition of a reinsurer, and as of March 31, 2021 our expected credit losses associated with our receivables from reinsurers were nominal in amount.

ITEM 4. CONTROLS AND PROCEDURES.
The principal executive officer and principal financial officer of the Company participated in management’s evaluation of our disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of March 31, 2021. ProAssurance’s disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on that evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, those controls during the quarter.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
See Note 8 of the Notes to Condensed Consolidated Financial Statements.
ITEM 1A. RISK FACTORS.
There are no material changes to the "Risk Factors" disclosed in Part 1, Item 1A of ProAssurance's December 31, 2020 report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(a)Not applicable.
(b)Not applicable.
(c)Information required by Item 703 of Regulation S-K.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs* (In thousands)
January 1 - 31, 2021	—	N/A	—	$109,643
February 1 - 28, 2021	—	N/A	—	$109,643
March 1 - 31, 2021	—	N/A	—	$109,643
Total	—	$—	—
*Under its current plan begun in November 2010, the Board has authorized $600 million for the repurchase of common shares or the retirement of outstanding debt. This is ProAssurance’s only plan for the repurchase of common shares, and the plan has no expiration date.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1
Amendment No. 1 to amended and restated Revolving Credit Agreement, dated as of April 19, 2021, between ProAssurance and U.S. Bank N.A., Wells Fargo Bank N.A., Keybank N.A., Regions Bank, Trust Bank, Cadence Bank N.A., and First Horizon Bank

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
May 7, 2021

/s/ Dana S. Hendricks
Dana S. Hendricks
Chief Financial Officer
(Duly authorized officer and principal financial officer)