Form 10-Q
period 2021-06-30
PROASSURANCE CORP
filed 2021-08-09
CIK 1127703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021 or

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
As of August 5, 2021, there were 53,981,836 shares of the registrant’s common stock outstanding.

Glossary of Terms and Acronyms

When the following terms and acronyms appear in the text of this report, they have the meanings indicated below.

Term	Meaning
AAD	Annual aggregate deductible
AOCI	Accumulated other comprehensive income (loss)
ASU	Accounting Standards Update
Board	Board of Directors of ProAssurance Corporation
BOLI	Business owned life insurance
CARES Act	Coronavirus Aid, Relief and Economic Security Act
CODM	Chief Operating Decision Maker
COVID-19	Coronavirus Disease 2019
DDR	Death, disability and retirement
DPAC	Deferred policy acquisition costs
Eastern Re	Eastern Re, LTD, S.P.C.
EBUB	Earned but unbilled premium
ECO/XPL	Extra-contractual obligations/excess of policy limit claims
FAL	Funds at Lloyd's
FASB	Financial Accounting Standards Board
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FNMA	Federal National Mortgage Association
GAAP	Generally accepted accounting principles in the United States of America
GNMA	Government National Mortgage Association
HCPL	Healthcare professional liability
IBNR	Incurred but not reported
Inova Re	Inova Re, LTD, S.P.C.
IRS	Internal Revenue Service
LIBOR	London Interbank Offered Rate
LLC	Limited liability company
Lloyd's	Lloyd's of London market
LP	Limited partnership
Medical Technology Liability	Medical technology and life sciences products liability
Mortgage Loans	Two ten-year mortgage loans with original borrowing amounts of approximately $18 million and approximately $23 million, each entered into by a subsidiary of ProAssurance
NAV	Net asset value
NOL	Net operating loss
NORCAL	NORCAL Insurance Company, formally known as NORCAL Mutual Insurance Company
NRSRO	Nationally recognized statistical rating organization
NYSE	New York Stock Exchange
OCI	Other comprehensive income (loss)
PBO	Projected benefit obligations
PCAOB	Public Company Accounting Oversight Board
PDR	Premium deficiency reserve
PPM RRG	Preferred Physicians Medical Risk Retention Group, a Mutual Insurance Company
Revolving Credit Agreement	ProAssurance's $250 million revolving credit agreement
ROE	Return on equity
ROU	Right-of-use
SEC	Securities and Exchange Commission
SPA	Special Purpose Arrangement

Term	Meaning
SPC	Segregated portfolio cell
Specialty P&C	Specialty Property and Casualty
Syndicate 1729	Lloyd's of London Syndicate 1729
Syndicate 6131	Lloyd's of London Syndicate 6131, a Special Purpose Arrangement with Lloyd's of London Syndicate 1729
Syndicate Credit Agreement	Unconditional revolving credit agreement with the Premium Trust Fund of Syndicate 1729
TCJA	Tax Cuts and Jobs Act H.R.1 of 2017
U.K.	United Kingdom of Great Britain and Northern Ireland
ULAE	Unallocated loss adjustment expense
VIE	Variable interest entity
VOBA	Value of business acquired

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
These forward-looking statements are subject to significant risks, assumptions and uncertainties, including, among other things, the following factors that could affect the actual outcome of future events:

•	changes in general economic conditions, including the impact of inflation or deflation and unemployment;
•	our ability to maintain our dividend payments;
•	regulatory, legislative and judicial actions or decisions that could affect our business plans or operations, including changes in interpretations of certain coverages as a result of COVID-19;
•	the enactment or repeal of tort reforms;
•	formation or dissolution of state-sponsored insurance entities providing coverages now offered by ProAssurance which could remove or add sizable numbers of insureds from or to the private insurance market;
•	changes in the interest and tax rate environment, including the actions taken by the federal government and Federal Reserve in response to COVID-19;
•	resolution of uncertain tax matters and changes in tax laws, including the impact of the CARES Act;
•	changes in laws or government regulations regarding financial markets or market activity that may affect our business;
•	changes in the ability, or perception thereof, of the U.S. government to meet its obligations that may affect the U.S. economy and our business;
•	performance of financial markets affecting the fair value of our investments or making it difficult to determine the value of our investments;
•	changes in requirements or accounting policies and practices that may be adopted by our regulatory agencies, the FASB, the SEC, the PCAOB or the NYSE that may affect our business;
•	changes in laws or government regulations affecting the financial services industry, the property and casualty insurance industry or particular insurance lines underwritten by our subsidiaries or by Syndicates 1729 and 6131;
•	the effect on our insureds, particularly the insurance needs of our insureds, and our loss costs, of changes in the healthcare delivery system and/or changes in the U.S. political climate that may affect healthcare policy or our business;
•	consolidation of our insureds into or under larger entities which may be insured by competitors, or may not have a risk profile that meets our underwriting criteria or which may not use external providers for insuring or otherwise managing substantial portions of their liability risk;
•	the effect of cyclical insurance industry trends on our underwriting, including demand and pricing in the insurance and reinsurance markets in which we operate;
•	uncertainties inherent in the estimate of our loss and loss adjustment expense reserve and reinsurance recoverable;
•	changes in the availability, cost, quality or collectability of insurance/reinsurance;
•	the results of litigation, including pre- or post-trial motions, trials and/or appeals we undertake;
•	effects on our claims costs from mass tort litigation that are different from that anticipated by us;
•	allegations of bad faith which may arise from our handling of any particular claim, including failure to settle;

•	loss or consolidation of independent agents, agencies, brokers or brokerage firms;
•	changes in our organization, compensation and benefit plans;
•	changes in the business or competitive environment may limit the effectiveness of our business strategy and impact our revenues;
•	our ability to retain and recruit senior management and other qualified personnel;
•	the availability, integrity and security of our technology infrastructure or that of our third-party providers of technology infrastructure, including any susceptibility to cyber-attacks which might result in a loss of information or operating capability;
•	the impact of a catastrophic event, including the recent COVID-19 pandemic, as it relates to our business and insurance operations, investment results, Lloyd's Syndicates and our insured risks;
•	the impact of the COVID-19 pandemic and related economic conditions on our premium volume, loss reserves, investment portfolio, asset valuations, business operations and workforce;
•	the impact of a catastrophic man-made event, such as acts of terrorism, acts of war and civil and political unrest;
•	the effects of terrorism-related insurance legislation and laws;
•	guaranty funds and other state assessments;
•	our ability to achieve continued growth through expansion into new markets or through acquisitions or business combinations;
•	failure to successfully integrate NORCAL to achieve expected results or synergies;
•	changes to the ratings assigned by rating agencies to our holding company or insurance subsidiaries, individually or as a group;
•	provisions in our charter documents, Delaware law and state insurance laws may impede attempts to replace or remove management or may impede a takeover;
•	state insurance restrictions may prohibit assets held by our insurance subsidiaries, including cash and investment securities, from being used for general corporate purposes;
•	taxing authorities can take exception to our tax positions and cause us to incur significant amounts of legal and accounting costs and, if our defense is not successful, additional tax costs, including interest and penalties; and
•	expected benefits from completed and proposed acquisitions may not be achieved or may be delayed longer than expected due to business disruption; loss of customers, employees or key agents; increased operating costs or inability to achieve cost savings and synergies; and assumption of greater than expected liabilities, among other reasons.
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

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share data)

	June 30, 2021	December 31, 2020
Assets
Investments
Fixed maturities, available-for-sale, at fair value (amortized cost, $3,666,295 and $2,361,575, respectively; allowance for expected credit losses, none as of June 30, 2021 and $552 as of December 31, 2020)	$3,734,655	$2,457,531
Fixed maturities, trading, at fair value (cost, $46,167 and $47,907, respectively)	45,957	48,456
Equity investments, at fair value (cost, $229,055 and $113,709, respectively)	234,211	120,101
Short-term investments	351,885	337,813
Business owned life insurance	80,198	67,847
Investment in unconsolidated subsidiaries	314,892	310,529
Other investments (at fair value, $106,895 and $44,116, respectively, otherwise at cost or amortized cost)	110,052	47,068
Total Investments	4,871,850	3,389,345
Cash and cash equivalents	160,796	215,782
Premiums receivable, net	288,589	201,395
Receivable from reinsurers on paid losses and loss adjustment expenses	16,280	14,370
Receivable from reinsurers on unpaid losses and loss adjustment expenses	484,059	385,087
Prepaid reinsurance premiums	39,261	35,885
Deferred policy acquisition costs	52,102	47,196
Deferred tax asset, net	110,785	57,105
Real estate, net	30,722	30,529
Operating lease ROU assets	21,670	19,013
Intangible assets, net	76,574	65,720
Goodwill	49,610	49,610
Other assets	155,889	143,766
Total Assets	$6,358,187	$4,654,803
Liabilities and Shareholders' Equity
Liabilities
Policy liabilities and accruals
Reserve for losses and loss adjustment expenses	$3,621,831	$2,417,179
Unearned premiums	498,653	361,547
Reinsurance premiums payable	45,178	39,998
Total Policy Liabilities	4,165,662	2,818,725
Operating lease liabilities	23,499	20,116
Other liabilities	286,123	182,039
Debt less unamortized debt issuance costs	458,863	284,713
Total Liabilities	4,934,147	3,305,593
Shareholders' Equity
Common shares (par value $0.01 per share, 100,000,000 shares authorized, 63,306,684 and 63,217,708 shares issued, respectively)	633	632
Additional paid-in capital	390,748	388,150
Accumulated other comprehensive income (loss) (net of deferred tax expense (benefit) of $14,278 and $19,386, respectively)	53,072	75,227
Retained earnings	1,395,549	1,301,163
Treasury shares, at cost (9,325,180 shares as of each respective period end)	(415,962)	(415,962)
Total Shareholders' Equity	1,424,040	1,349,210
Total Liabilities and Shareholders' Equity	$6,358,187	$4,654,803
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Changes in Capital (Unaudited)
(In thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance at April 1, 2021	$633	$388,924	$41,522	$1,306,199	$(415,962)	$1,321,316
Common shares issued for compensation and effect of shares reissued to stock purchase plan	—	678	—	—	—	678
Share-based compensation	—	1,153	—	—	—	1,153
Net effect of restricted and performance shares issued	—	(7)	—	—	—	(7)
Dividends to shareholders	—	—	—	(2,700)	—	(2,700)
Other comprehensive income (loss)	—	—	11,550	—	—	11,550
Net income (loss)	—	—	—	92,050	—	92,050
Balance at June 30, 2021	$633	$390,748	$53,072	$1,395,549	$(415,962)	$1,424,040

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2020	$632	$388,150	$75,227	$1,301,163	$(415,962)	$1,349,210
Common shares issued for compensation and effect of shares reissued to stock purchase plan	—	686	—	—	—	686
Share-based compensation	—	2,177	—	—	—	2,177
Net effect of restricted and performance shares issued	1	(265)	—	—	—	(264)
Dividends to shareholders	—	—	—	(5,399)	—	(5,399)
Other comprehensive income (loss)	—	—	(22,155)	—	—	(22,155)
Net income (loss)	—	—	—	99,785	—	99,785
Balance at June 30, 2021	$633	$390,748	$53,072	$1,395,549	$(415,962)	$1,424,040
Continued on the following page.

Continued from the previous page.
	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance at April 1, 2020	$632	$384,732	$(4,910)	$1,463,017	$(415,962)	$1,427,509
Common shares issued for compensation and effect of shares reissued to stock purchase plan	—	642	—	—	—	642
Share-based compensation	—	1,027	—	—	—	1,027
Net effect of restricted and performance shares issued	—	(36)	—	—	—	(36)
Dividends to shareholders	—	—	—	(2,693)	—	(2,693)
Other comprehensive income (loss)	—	—	66,040	—	—	66,040
Net income (loss)	—	—	—	(18,099)	—	(18,099)
Balance at June 30, 2020	$632	$386,365	$61,130	$1,442,225	$(415,962)	$1,474,390

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2019	$631	$384,551	$36,955	$1,505,738	$(415,962)	$1,511,913
Cumulative-effect adjustment- ASU 2016-13 adoption	—	—	—	(4,076)	—	(4,076)
Common shares issued for compensation and effect of shares reissued to stock purchase plan	—	675	—	—	—	675
Share-based compensation	—	2,044	—	—	—	2,044
Net effect of restricted and performance shares issued	1	(905)	—	—	—	(904)
Dividends to shareholders	—	—	—	(19,384)	—	(19,384)
Other comprehensive income (loss)	—	—	24,175	—	—	24,175
Net income (loss)	—	—	—	(40,053)	—	(40,053)
Balance at June 30, 2020	$632	$386,365	$61,130	$1,442,225	$(415,962)	$1,474,390
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Revenues
Net premiums earned	$238,993	$207,293	$426,351	$411,149
Net investment income	17,417	18,124	32,434	38,954
Equity in earnings (loss) of unconsolidated subsidiaries	11,927	(25,355)	18,715	(26,917)
Net realized investment gains (losses):
Impairment losses	—	(582)	—	(2,399)
Portion of impairment losses recognized in other comprehensive income (loss) before taxes	—	237	—	891
Net impairment losses recognized in earnings	—	(345)	—	(1,508)
Other net realized investment gains (losses)	10,833	20,330	19,682	(7,180)
Total net realized investment gains (losses)	10,833	19,985	19,682	(8,688)
Other income	2,458	1,695	4,462	3,945
Total revenues	281,628	221,742	501,644	418,443
Expenses
Net losses and loss adjustment expenses	181,852	210,999	331,636	375,831
Underwriting, policy acquisition and operating expenses:
Operating expense	50,542	33,349	82,062	68,120
DPAC amortization	26,646	25,343	51,576	52,626
SPC U.S. federal income tax expense	504	480	860	702
SPC dividend expense (income)	2,864	4,642	4,606	4,134
Interest expense	5,176	3,714	8,389	7,844
Total expenses	267,584	278,527	479,129	509,257
Gain on bargain purchase	74,408	—	74,408	—
Income (loss) before income taxes	88,452	(56,785)	96,923	(90,814)
Provision for income taxes:
Current expense (benefit)	(4,057)	(36,083)	(1,049)	(37,934)
Deferred expense (benefit)	459	(2,603)	(1,813)	(12,827)
Total income tax expense (benefit)	(3,598)	(38,686)	(2,862)	(50,761)
Net income (loss)	92,050	(18,099)	99,785	(40,053)
Other comprehensive income (loss), after tax, net of reclassification adjustments	11,550	66,040	(22,155)	24,175
Comprehensive income (loss)	$103,600	$47,941	$77,630	$(15,878)
Earnings (loss) per share
Basic	$1.71	$(0.34)	$1.85	$(0.74)
Diluted	$1.70	$(0.34)	$1.85	$(0.74)
Weighted average number of common shares outstanding:
Basic	53,965	53,864	53,942	53,836
Diluted	54,048	53,886	54,023	53,886
Cash dividends declared per common share	$0.05	$0.05	$0.10	$0.36
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended June 30
	2021	2020
Operating Activities
Net income (loss)	$99,785	$(40,053)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on bargain purchase	(74,408)	—
Depreciation and amortization, net of accretion	16,320	9,824
(Increase) decrease in cash surrender value of BOLI	230	(913)
Net realized investment (gains) losses	(19,682)	8,688
Share-based compensation	2,184	2,032
Deferred income tax expense (benefit)	(1,813)	(12,827)
Policy acquisition costs, net of amortization (net deferral)	(4,906)	3,317
Equity in (earnings) loss of unconsolidated subsidiaries	(18,715)	26,917
Distributed earnings from unconsolidated subsidiaries	13,355	27,437
Other	198	2,755
Other changes in assets and liabilities:
Premiums receivable	23,711	9,540
Reinsurance related assets and liabilities	(9,213)	(22,190)
Other assets	10,827	(22,740)
Reserve for losses and loss adjustment expenses	22,207	42,655
Unearned premiums	(41,294)	(20,585)
Other liabilities	12,229	(11,384)
Net cash provided (used) by operating activities	31,015	2,473
Investing Activities
Purchases of:
Fixed maturities, available-for-sale	(765,518)	(371,876)
Equity investments	(119,661)	(32,544)
Other investments	(48,521)	(21,238)
Investment in unconsolidated subsidiaries	(9,476)	(24,135)
Proceeds from sales or maturities of:
Fixed maturities, available-for-sale	562,789	433,090
Equity investments	384,989	171,155
Other investments	23,207	19,868
Net sales or (purchases) of fixed maturities, trading	2,123	1,588
Return of invested capital from unconsolidated subsidiaries	37,420	21,742
Net sales or maturities (purchases) of short-term investments	46,987	(138,116)
Unsettled security transactions, net change	39,416	28,808
Purchases of capital assets	(3,108)	(4,483)
Purchases of intangible assets	—	(1,198)
Cash paid for acquisitions, net of cash acquired	(221,576)	—
Other	—	(1,142)
Net cash provided (used) by investing activities	(70,929)	81,519
Continued on the following page.

	Six Months Ended June 30
	2021	2020
Continued from the previous page.
Financing Activities
Borrowings under Revolving Credit Agreement	15,000	—
Repayments of mortgage loans	(16,368)	(751)
Dividends to shareholders	(5,376)	(33,292)
Capital contribution received from (return of capital to) external segregated portfolio cell participants	(8,064)	(146)
Other	(264)	(904)
Net cash provided (used) by financing activities	(15,072)	(35,093)
Increase (decrease) in cash and cash equivalents	(54,986)	48,899
Cash and cash equivalents at beginning of period	215,782	175,369
Cash and cash equivalents at end of period	$160,796	$224,268
Significant Non-Cash Transactions
Dividends declared and not yet paid	$2,700	$2,693
Operating ROU assets obtained in exchange for operating lease liabilities	$5,275	$—
Fair value of Contribution Certificates issued in NORCAL acquisition	$174,999	$—
Fair value of contingent consideration in NORCAL acquisition	$24,000	$—
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2021

1. Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of ProAssurance Corporation, its wholly owned subsidiaries and VIEs in which ProAssurance is the primary beneficiary (ProAssurance, PRA or the Company). See Note 13 for more information on ProAssurance's VIE interests. The financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring adjustments, have been included. ProAssurance’s results for the six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes contained in ProAssurance’s December 31, 2020 report on Form 10-K. In connection with its preparation of the Condensed Consolidated Financial Statements, ProAssurance evaluated events that occurred subsequent to June 30, 2021 for recognition or disclosure in its financial statements and notes to financial statements. Please see Note 17 for additional information.
ProAssurance operates in five reportable segments as follows: Specialty P&C, Workers' Compensation Insurance, Segregated Portfolio Cell Reinsurance, Lloyd's Syndicates and Corporate. For more information on the Company's segment reporting, including the nature of products and services provided and financial information by segment, refer to Note 15.
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
Except as described below, the significant accounting policies followed by ProAssurance in making estimates that materially affect financial reporting are summarized in Note 1 of the Notes to Consolidated Financial Statements in ProAssurance’s December 31, 2020 report on Form 10-K.
Business Combinations
The Company accounted for our acquisition of NORCAL in accordance with GAAP relating to business combinations which required management to make certain estimates and assumptions including determining the fair value of the non-cash components of the acquisition consideration and the acquisition date fair values of the acquired tangible and identifiable intangible assets and assumed liabilities of NORCAL. Subsequent to the preliminary valuation of the non-cash components of the purchase consideration and net assets acquired, any adjustment identified associated with the purchase price allocation will be evaluated to determine whether the adjustment represents a measurement period adjustment in accordance with GAAP. If the adjustment is deemed to be a measurement period adjustment and is identified within one year of the acquisition, then the measurement period adjustment will be recorded in the current reporting period with a corresponding adjustment to the gain on bargain purchase.
Contingent Consideration
Contingent consideration in a business combination that is classified as a liability is measured at fair value on the acquisition date and remeasured to fair value each reporting period with changes in the fair value recorded in earnings.
VOBA
VOBA is based on actuarially determined projections and reflects the estimated fair value of in-force contracts acquired in a business combination. VOBA is recorded as an asset when the in-force contracts acquired are expected to generate underwriting income and is recorded as a liability when the in-force contracts acquired are expected to generate an underwriting loss. VOBA liabilities (negative VOBA) are recorded as a component of the reserve for losses and loss adjustment expenses on the Condensed Consolidated Balance Sheet. To the extent negative VOBA relates to unearned premium, it is amortized over a period in proportion to the earn-out of the premium as a reduction to current accident year net losses and loss adjustment

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2021
expenses. To the extent negative VOBA relates to the DDR reserve, it is amortized over a period in proportion to the approximate consumption of losses as a reduction to prior accident year net losses and loss adjustment expenses. See Note 2 for more information.
Accounting Policies Acquired
The significant accounting policies adopted as a result of the acquisition of NORCAL on May 5, 2021 and followed by ProAssurance in making estimates that materially affect financial reporting are summarized below.
Other Assets and Liabilities
Other assets include the acquired NORCAL investments in a deferred compensation rabbi trust which are carried at fair value. These rabbi trust assets are related to other liabilities associated with funded deferred compensation agreements with NORCAL employees and previous members of NORCAL's Board of Directors.
Other liabilities include the assumed NORCAL liability for deferred compensation balances associated with the rabbi trust assets and the reported balance is determined based on the amount of elective deferrals and employer contributions adjusted for periodic changes in fair value of the participant balances based on the performance of the funds selected by the participants.
ProAssurance recognizes the net change in the fair value of the rabbi trust assets and associated deferred compensation liabilities as a component of net investment income during the period of change.
Pension
As a result of the NORCAL acquisition, the Company sponsors a frozen defined benefit pension plan which covers substantially all NORCAL employees (except those that were previous employees of Medicus Insurance Company and FD Insurance Company), employees of PPM RRG as well as new hires after December 31, 2013. Accounting for pension benefits requires the use of assumptions for the valuation of the PBO and the expected performance of the plan assets.
The Company uses December 31 as the measurement date for calculating its obligation related to this defined benefit pension plan. The PBO for pension benefits represents the present value of all future benefits earned as of the measurement date for vested and non-vested employees. At each measurement date, the Company reviews the various assumptions impacting the amounts recorded for the pension plan including the discount rates, which impacts the recorded value of the PBO and interest costs, and the expected return on plan assets.
To estimate the discount rate at the measurement date, the Company uses a bond yield curve model, developed based on pricing and yield information for high quality corporate bonds. The assumption for the expected return on plan assets is based on the anticipated returns that will be earned by the portfolio over the long term. The expected return is influenced, but not determined, by historical portfolio performance.
Accounting standards provide for the delayed recognition of differences between actual results and expected or estimated results. This delayed recognition of the differences is amortized into earnings over time. The differences between actual results and expected or estimated results are recognized in full in AOCI. Amounts recognized in AOCI are reclassified to earnings in a systematic manner over the average future service period of participants. Due to the acquisition of NORCAL and the application of GAAP purchase accounting, there were no amounts recorded in AOCI as of June 30, 2021.
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
Accounting Changes Not Yet Adopted
ProAssurance is not aware of any accounting changes not yet adopted as of June 30, 2021 that could have a material impact on its results of operations, financial position or cash flows.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2021
Credit Losses
ProAssurance's premiums receivable and reinsurance receivables are exposed to credit losses but to-date have not experienced any significant amount of credit losses. See Note 1 of the Notes to Consolidated Financial Statements in ProAssurance's December 31, 2020 report on Form 10-K for further information on how the Company estimates and measures expected credit losses on its premiums receivable and reinsurance receivables. ProAssurance's available-for-sale fixed maturity investments are also exposed to credit losses. See Note 4 for information on ProAssurance's allowance for expected credit losses on its available-for-sale fixed maturities.
ProAssurance’s premiums receivable on its Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020 is reported net of the related allowance for expected credit losses of $7.7 million and $6.1 million, respectively. The following tables present a roll forward of the allowance for expected credit losses related to the Company's premiums receivable for the three and six months ended June 30, 2021 and 2020.

(In thousands)	Premiums Receivable, Net	Allowance for Expected Credit Losses
Balance, April 1, 2021	$210,560	$6,082
Initial allowance recognized in the period for NORCAL premiums receivable(1)		2,137
Provision for expected credit losses		352
Write offs charged against the allowance		(886)
Recoveries of amounts previously written off		44
Balance, June 30, 2021	$288,589	$7,729

(In thousands)	Premiums Receivable, Net	Allowance for Expected Credit Losses
Balance, December 31, 2020	$201,395	$6,131
Initial allowance recognized in the period for NORCAL premiums receivable(1)		2,137
Provision for expected credit losses		457
Write offs charged against the allowance		(1,118)
Recoveries of amounts previously written off		122
Balance, June 30, 2021	$288,589	$7,729

(In thousands)	Premiums Receivable, Net	Allowance for Expected Credit Losses
Balance, April 1, 2020	$266,822	$6,197
Provision for expected credit losses		405
Write offs charged against the allowance		(16)
Recoveries of amounts previously written off		41
Balance, June 30, 2020	$234,840	$6,627

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2021

(In thousands)	Premiums Receivable, Net	Allowance for Expected Credit Losses
Balance, December 31, 2019	$249,540	$1,590
Cumulative-effect adjustment, before tax (2)		5,160
Provision for expected credit losses		493
Write offs charged against the allowance		(674)
Recoveries of amounts previously written off		58
Balance, June 30, 2020	$234,840	$6,627
(1) Represents an initial allowance for expected credit losses for NORCAL's premiums receivable to conform NORCAL to ProAssurance's accounting policies. See Note 2 for more information.
(2) Due to the adoption of ASU 2016-13, ProAssurance recorded a cumulative-effect adjustment to beginning retained earnings as of January 1, 2020 to increase its consolidated allowance for expected credit losses related to its premiums receivable. See Note 1 of the Notes to Consolidated Financial Statements in ProAssurance's December 31, 2020 report on Form 10-K.

ProAssurance’s expected credit losses associated with its reinsurance receivables (related to both paid and unpaid losses) were nominal in amount as of June 30, 2021 and December 31, 2020. ProAssurance has other financial assets and off-balance-sheet commitments that are exposed to credit losses; however, expected credit losses associated with these assets and commitments were nominal in amount as of June 30, 2021 and December 31, 2020.
Other Liabilities
Other liabilities consisted of the following:

(In thousands)	June 30, 2021	December 31, 2020
SPC dividends payable	$64,401	$68,865
Unpaid shareholder dividends	2,700	2,694
Deferred compensation liabilities	53,716	30,334
Contingent consideration	24,000	—
All other	141,306	80,146
Total other liabilities	$286,123	$182,039
SPC dividends payable represents the undistributed equity contractually payable to the external cell participants of SPCs operated by ProAssurance's Cayman Islands subsidiaries, Inova Re and Eastern Re.
Unpaid shareholder dividends represent common stock dividends declared by ProAssurance's Board that had not yet been paid as of June 30, 2021.
Deferred compensation liabilities represent the amount of elective deferrals and employer contributions adjusted for periodic changes in the fair value of the participant balances based on the performance of the funds selected by the participants. See additional information on the deferred compensation liabilities in Note 3.
Contingent consideration represents a portion of the purchase consideration for the NORCAL acquisition and depends on the after-tax development of NORCAL's ultimate net losses over a three year period beginning on December 31, 2020. See additional information on the contingent consideration in Note 2.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2021
2. Business Combination
On May 5, 2021, ProAssurance completed its acquisition of NORCAL by purchasing over 98% of its stock in exchange for total consideration transferred of $448.8 million. This transaction provides strategic and financial benefits including additional scale and geographic diversification in the physician professional liability market. ProAssurance funded the acquisition with $248.0 million of cash on hand, and NORCAL paid $1.8 million to policyholders who elected to receive a discounted cash option for their allocated share of the converted company's equity. Additional consideration transferred, with a principal amount of $191.0 million and a fair value of $175.0 million, is in the form of Contribution Certificates issued to certain NORCAL policyholders in the conversion, and those instruments are an obligation of NORCAL Insurance Company, the successor of NORCAL Mutual Insurance Company (see Note 11 for further discussion of the terms of the Contribution Certificates). Policyholders who elected to receive NORCAL stock and tender it to ProAssurance are also eligible for a share of contingent consideration in an amount of up to approximately $84.0 million depending upon the after-tax development of NORCAL's ultimate net losses between December 31, 2020 and December 31, 2023. The estimated fair value of this contingent consideration was $24.0 million as of May 5, 2021 and June 30, 2021.
ProAssurance's results for the three and six months ended June 30, 2021 included NORCAL's results since the date of acquisition (revenue of $53.3 million and net loss of $5.0 million). ProAssurance incurred expenses related to the acquisition of approximately $20.3 million and $21.2 million during the three and six months ended June 30, 2021, respectively, and approximately $0.6 million and $1.1 million during the three and six months ended June 30, 2020, respectively. These expenses were included as a component of operating expenses in the periods incurred in ProAssurance's Condensed Consolidated Statements of Income and Comprehensive Income.
ProAssurance accounted for its acquisition of NORCAL in accordance with GAAP relating to business combinations. The total acquisition consideration was allocated to the acquired tangible and identifiable intangible assets and assumed liabilities of NORCAL based on their estimated fair values on the acquisition date, as shown in the following table. Subsequent to the preliminary valuation of net assets acquired, any adjustment identified associated with the purchase price allocation will be evaluated to determine whether the adjustment represents a measurement period adjustment in accordance with GAAP. If the adjustment is deemed to be a measurement period adjustment and is identified within one year of the acquisition, then the measurement period adjustment will be recorded in the current reporting period with a corresponding adjustment to the gain on bargain purchase.
A $74.4 million gain on bargain purchase was recognized on the date of the acquisition as the fair value of the consideration transferred was less than the fair value of the net assets acquired. This gain is presented as a separate line item in ProAssurance's Condensed Consolidated Statement of Income and Comprehensive Income for the three and six months ended June 30, 2021. ProAssurance believes it was able to acquire NORCAL for less than the fair value of its net assets due to several contributing factors including the soft medical professional liability market at the time the transaction was initially announced and the value attributed to certain assets. Before the acquisition, NORCAL had recorded a valuation allowance against the full value of its net deferred tax assets. In conjunction with acquisition accounting, ProAssurance recorded $46.8 million of net deferred tax assets reflecting the remeasurement of NORCAL's historical net deferred tax assets, as such deferred taxes were subject to recalculation following application of all purchase accounting adjustments, and its assessment of the realizability of NORCAL's historical deferred tax assets. Based upon the assessment of the realizability of NORCAL's historical deferred tax assets, ProAssurance management concluded that these deferred tax assets are now realizable, which increased the net assets acquired. In addition, based upon the historical performance of NORCAL, ProAssurance did not attribute any value to intangible assets in determining the initial base consideration of $450.0 million per the acquisition agreement, whereas ProAssurance identified $14.0 million of intangible assets as a part of its estimated allocation of final acquisition consideration. Other changes in the fair values of NORCAL's assets and liabilities from the time ProAssurance entered into the definitive acquisition agreement in February 2020 to the close of the transaction in May 2021 also contributed to the increase in net assets acquired and gain on bargain purchase.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2021
The preliminary allocation of acquisition consideration is shown in the table below.

(In thousands)
Fixed maturities, available for sale	$1,100,058
Equity investments, available for sale	374,484
Short-term investments	61,289
Business owned life insurance	12,581
Investment in unconsolidated subsidiaries	26,948
Other investments	32,461
Cash and cash equivalents	28,233
Premiums receivable	110,905
Receivable from reinsurers on paid losses and loss adjustment expenses	266
Receivable from reinsurers on unpaid losses and loss adjustment expenses	93,342
Prepaid reinsurance premiums	9,238
Deferred tax asset, net	46,759
Operating lease ROU assets	4,385
Intangible assets	14,000
Other assets	38,648
Reserve for losses and loss adjustment expenses	(1,182,445)
Unearned premiums	(178,400)
Reinsurance premiums payable	(12,981)
Operating lease liabilities	(5,275)
Other liabilities	(51,279)
Total identifiable net assets acquired	$523,217
Gain on bargain purchase	(74,408)
Total acquisition consideration	$448,809
The estimated fair values of intangible assets were determined based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Intangible assets were identified that met either the separability criterion or the contractual-legal criterion under the acquisition method of accounting. Intangible assets acquired included the following:

(In thousands)	Estimated Fair Value on Acquisition Date	Estimated Useful Life
Trade name	$1,000	3
Licenses	13,000	Indefinite
Total	$14,000
The estimated fair value of the reserve for losses and loss adjustment expenses and related reinsurance recoverables was based on three components: an actuarial estimate of the expected future net cash flows, a reduction to those cash flows for the time value of money determined utilizing the U.S. Treasury Yield Curve and a risk margin adjustment to reflect the net present value of profit that an investor would demand in return for the assumption of the development risk associated with the reserve. The fair value of the net reserve, including the risk margin adjustment and related reinsurance receivables, exceeded the actuarial estimate of NORCAL’s undiscounted loss reserve as of May 5, 2021. The fair value adjustment on the gross reserve of approximately $42.2 million was recorded to the reserve for losses and loss adjustment expenses and the fair value adjustment on the related reinsurance recoverables of approximately $3.5 million was recorded to the receivable from reinsurers on unpaid losses and loss adjustment expenses on the Condensed Consolidated Balance Sheet. These net fair value adjustments of $38.7 million will be amortized over a period utilizing loss payment patterns as a net reduction to prior accident year net losses and loss adjustment expenses.
The estimated fair value of VOBA was determined based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date estimated using the income approach. The estimated negative VOBA recorded on the assumed unearned premium of $12.4 million was recorded to the

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2021
reserve for losses and loss adjustment expenses and the fair value adjustment on the related reinsurance recoverables of $0.7 million was recorded to receivable from reinsurers on unpaid losses and loss adjustment expenses on the Condensed Consolidated Balance Sheet. The net VOBA on unearned premium of $11.7 million will be amortized over a period in proportion to the earn-out of the premium as a reduction to current accident year net losses and loss adjustment expenses. The estimated negative VOBA recorded on the assumed DDR reserve totaling $3.5 million was also recorded to the reserve for losses and loss adjustment expenses on the Condensed Consolidated Balance Sheet and will be amortized over a period in proportion to the approximate consumption of losses as a reduction to prior accident year net losses and loss adjustment expenses.
The following table reflects the fair value adjustment on the net reserve for losses and loss adjustment expenses, the negative net VOBA recorded on the assumed unearned premium and negative VOBA recorded on the DDR reserve, as well as the expected amortization of each for the five years following the acquisition.

(In thousands)	Amount at May 5, 2021	Estimated amortization period (years)	Expected pre-tax amortization for year following the acquisition
			2021	2022	2023	2024	2025	Thereafter
Fair value adjustment on reserves, net (1)	$38,701	7	$7,768	$10,595	$8,090	$5,083	$3,107	$4,058
Unearned premium VOBA, net (2)	11,676	1	6,737	4,939	—	—	—	—
DDR reserve VOBA (1)	3,467	15	139	224	243	243	243	2,375
Total	$53,844		$14,644	$15,758	$8,333	$5,326	$3,350	$6,433
(1) Amortization will be recorded as a reduction to prior accident year net losses and loss adjustment expenses.
(2) Amortization will be recorded as a reduction to current accident year net losses and loss adjustment expenses
Unaudited Supplemental Pro Forma Information
The following table provides Pro Forma Consolidated Results and Actual Consolidated Results for the three and six months ended June 30, 2021 and 2020 as if the NORCAL transaction had occurred on January 1, 2020.
The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the operating results that may have actually occurred had the acquisition of NORCAL been completed on January 1, 2020. In addition, the unaudited pro forma financial information does not give effect to any anticipated cost savings, operating efficiencies or other synergies that may be associated with the acquisition, or any estimated costs that have been or will be incurred to integrate the assets and operations of NORCAL.

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2021	2020	2021	2020
Revenue:
ProAssurance Pro Forma Consolidated Results	$315,947	$305,326	$624,423	$602,840
ProAssurance Actual Consolidated Results	$281,628	$221,742	$501,644	$418,443
Net income (loss):
ProAssurance Pro Forma Consolidated Results	$32,926	$(15,647)	$45,326	$40,714
ProAssurance Actual Consolidated Results	$92,050	$(18,099)	$99,785	$(40,053)
The ProAssurance Pro Forma Consolidated Results reflect pro forma adjustments, net of related tax effects, to give effect to certain events that are directly attributable to the acquisition. These pro forma adjustments primarily include:
•The addition of NORCAL's operating results prior to the acquisition to ProAssurance's Actual Consolidated Results in all periods shown.
•A reduction in expenses for the three and six months ended June 30, 2021 and a corresponding increase for the six months ended June 30, 2020 for transaction-related costs, including other costs associated with the acquisition such as compensation costs related to change in control payments.
•The effect of the amortization of intangible assets, VOBA and the fair value adjustment on the reserve. See previous amortization schedules for reference.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2021
•The non-taxable gain on bargain purchase of $74.4 million that was included in ProAssurance's Actual Consolidated Results for the three and six months ended June 30, 2021 has been reported in the Pro Forma Consolidated Results as being recognized during the six months ended June 30, 2020.
•An adjustment to net investment income for the amortization of the fair value adjustment to NORCAL's investments.
•An increase to interest expense for the interest on the Contribution Certificates (see Note 11 for further discussion of the terms of the Contribution Certificates).
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
Fair values of assets measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 are shown in the following tables. Where applicable, the tables also indicate the fair value hierarchy of the valuation techniques utilized to determine those fair values. For some assets, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. When this is the case, the asset is categorized based on the level of the most significant input to the fair value measurement. Assessments of the significance of a particular input to the fair value measurement require judgment and consideration of factors specific to the assets being valued.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2021

	June 30, 2021
	Fair Value Measurements Using			Total
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Fixed maturities, available-for-sale
U.S. Treasury obligations	$—	$245,484	$—	$245,484
U.S. Government-sponsored enterprise obligations	—	17,766	—	17,766
State and municipal bonds	—	513,001	—	513,001
Corporate debt, multiple observable inputs	—	1,882,325	—	1,882,325
Corporate debt, limited observable inputs	—	—	15,065	15,065
Residential mortgage-backed securities	—	482,255	—	482,255
Agency commercial mortgage-backed securities	—	15,759	—	15,759
Other commercial mortgage-backed securities	—	174,241	—	174,241
Other asset-backed securities	—	378,902	9,857	388,759
Fixed maturities, trading	—	45,957	—	45,957
Equity investments
Financial	—	—	850	850
Utilities/Energy	—	78	—	78
Bond funds	212,528	—	2	212,530
All other	20,753	—	—	20,753
Short-term investments	299,240	52,645	—	351,885
Other investments	1,829	102,844	2,222	106,895
Other assets	—	653	—	653
Total assets categorized within the fair value hierarchy	$534,350	$3,911,910	$27,996	4,474,256
Assets carried at NAV, which approximates fair value and which are not categorized within the fair value hierarchy, reported as a part of:
Investment in unconsolidated subsidiaries				249,691
Total assets at fair value				$4,723,947

Liabilities:
Other liabilities	$—	$—	$24,000	$24,000
Total liabilities categorized within the fair value hierarchy	$—	$—	$24,000	$24,000

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2021

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
The fair values for securities included in the Level 2 category, with the few exceptions described below, were developed by one of several third party, nationally recognized pricing services, including services that price only certain types of securities. Each service uses complex methodologies to determine values for securities and subject the values they develop to quality control reviews. Management selected a primary source for each type of security in the portfolio and reviewed the values provided for reasonableness by comparing data to alternate pricing services and to available market and trade data. Values that appeared inconsistent were further reviewed for appropriateness. Any value that did not appear reasonable was discussed with the service that provided the value and adjusted, if necessary. There were no material changes to the values supplied by the pricing services as of June 30, 2021 and December 31, 2020.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2021
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
Fixed maturities, trading are held by the Lloyd's Syndicates segment and include U.S. Treasury obligations, corporate debt with multiple observable inputs and other asset-backed securities. These securities were valued using the respective valuation methodologies discussed above for each security type.
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
June 30, 2021
Level 3 Valuations
Below is a summary description of the valuation methodologies used as well as quantitative information regarding securities in the Level 3 category, by security type:
Level 3 Valuation Methodologies
Corporate debt, limited observable inputs consisted of corporate bonds valued using dealer quotes for similar securities or discounted cash flow models using yields currently available for similar securities. Similar securities are defined as securities of comparable credit quality that have like terms and payment features. Assessments of credit quality were based on NRSRO ratings, if available, or were determined by management if not available. At June 30, 2021, 60% of the securities were rated and the average rating was BBB. At December 31, 2020, 100% of the securities were rated and the average rating was BB+.
Residential mortgage-backed and other asset-backed securities consisted of securitizations of receivables valued using dealer quotes for similar securities or discounted cash flow models using yields currently available for similar securities. Similar securities are defined as securities of comparable credit quality that have like terms and payment features. Assessments of credit quality were based on NRSRO ratings, if available, or were subjectively determined by management if not available. At June 30, 2021, 86% of the securities were rated and the average rating was AA-. At December 31, 2020, 51% of the securities were rated and the average rating was AA-.
Equity Securities consisted of a preferred stock and a mutual fund for which limited observable inputs were available at June 30, 2021. The equity securities were primarily priced using broker/dealer quotes and internal models with some inputs that are unobservable.
Other investments consisted of convertible securities for which limited observable inputs were available at June 30, 2021. The securities were valued internally based on expected cash flows, including the expected final recovery, discounted at a yield that considered the lack of liquidity and the financial status of the issuer.
Other liabilities consisted of the contingent consideration which is a portion of the purchase price for the NORCAL acquisition and is recorded at fair value each reporting period. The ultimate payout under the contingent consideration is dependent on the after-tax development of NORCAL's ultimate net losses over a three-year period beginning December 31, 2020 and may total up to $84 million. See further discussion around the contingent consideration in Note 2 and Note 9.
Quantitative Information Regarding Level 3 Valuations

	Fair Value at
($ in thousands)	June 30, 2021	December 31, 2020	Valuation Technique	Unobservable Input	Range (Weighted Average)
Assets:
Corporate debt, limited observable inputs	$15,065	$3,265	Market Comparable Securities	Comparability Adjustment	0% - 5% (2.5%)
			Discounted Cash Flows	Comparability Adjustment	0% - 5% (2.5%)
Residential mortgage-backed securities	$—	$2,032	Market Comparable Securities	Comparability Adjustment	0% - 5% (2.5%)
			Discounted Cash Flows	Comparability Adjustment	0% - 5% (2.5%)
Other asset-backed securities	$9,857	$6,661	Market Comparable Securities	Comparability Adjustment	0% - 5% (2.5%)
			Discounted Cash Flows	Comparability Adjustment	0% - 5% (2.5%)
Equity securities	$852	$—	Discounted Cash Flows	Comparability Adjustment	0% - 10% (5%)
Other investments	$2,222	$—	Discounted Cash Flows	Comparability Adjustment	0% - 10% (5%)
Liabilities:
Other liabilities	$24,000	$—	Stochastic Model (Monte Carlo Simulation)/Discounted Cash Flows	N/A	0% - 10% (8%)

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2021
The significant unobservable inputs used in the fair value measurement of the above listed securities were the valuations of comparable securities with similar issuers, credit quality and maturity. Changes in the availability of comparable securities could result in changes in the fair value measurements.
Fair Value Measurements - Level 3 Assets
The following tables present summary information regarding changes in the fair value of assets measured using Level 3 inputs.

	June 30, 2021
	Level 3 Fair Value Measurements – Assets
(In thousands)	Corporate Debt	Asset-backed Securities	Equity Securities	Other Investments	Total
Balance, March 31, 2021	$7,769	$9,313	$—	$2,152	$19,234
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Net investment income	—	—	—	—	—
Net realized investment gains (losses)	—	—	1	(135)	(134)
Included in other comprehensive income	13	82	(2)	—	93
Purchases	9,215	8,003	6,583	205	24,006
Sales	(160)	(185)	(5,730)	—	(6,075)
Transfers in	—	—	—	—	—
Transfers out	(1,772)	(7,356)	—	—	(9,128)
Balance, June 30, 2021	$15,065	$9,857	$852	$2,222	$27,996
Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets held at period-end	$—	$—	$—	$(135)	$(135)

	June 30, 2021
	Level 3 Fair Value Measurements – Assets
(In thousands)	Corporate Debt	Asset-backed Securities	Equity Securities	Other Investments	Total
Balance, December 31, 2020	$3,265	$8,693	$—	$—	$11,958
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Net investment income	1	(2)	—	—	(1)
Net realized investment gains (losses)	—	(11)	1	(135)	(145)
Included in other comprehensive income	33	(97)	(2)	—	(66)
Purchases	14,090	15,360	6,583	205	36,238
Sales	(177)	(489)	(5,730)	—	(6,396)
Transfers in	858	—	—	2,152	3,010
Transfers out	(3,005)	(13,597)	—	—	(16,602)
Balance, June 30, 2021	$15,065	$9,857	$852	$2,222	$27,996
Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets held at period-end	$—	$—	$—	$(135)	$(135)

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2021

	June 30, 2020
	Level 3 Fair Value Measurements – Assets
(In thousands)	Corporate Debt	Asset-backed Securities	Other Investments	Total
Balance, March 31, 2020	$3,440	$6,897	$1,338	$11,675
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Net investment income	—	(10)	—	(10)
Net realized investment gains (losses)	—	—	230	230
Included in other comprehensive income	127	203	—	330
Purchases	—	1,406	—	1,406
Sales	(450)	(789)	—	(1,239)
Transfers in	—	—	—	—
Transfers out	—	(1,729)	—	(1,729)
Balance, June 30, 2020	$3,117	$5,978	$1,568	$10,663
Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets held at period-end	$—	$—	$230	$230

	June 30, 2020
	Level 3 Fair Value Measurements – Assets
(In thousands)	Corporate Debt	Asset-backed Securities	Other Investments	Total
Balance, December 31, 2019	$5,079	$2,992	$3,086	$11,157
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Net investment income	—	(10)	—	(10)
Net realized investment gains (losses)	—	—	8	8
Included in other comprehensive income	44	81	—	125
Purchases	—	4,828	—	4,828
Sales	(2,157)	(789)	—	(2,946)
Transfers in	945	605	—	1,550
Transfers out	(794)	(1,729)	(1,526)	(4,049)
Balance, June 30, 2020	$3,117	$5,978	$1,568	$10,663
Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets held at period-end	$—	$—	$8	$8
Fair Value Measurements - Level 3 Liabilities
There was no change in the fair value of the contingent consideration from the date of the NORCAL acquisition on May 5, 2021 to June 30, 2021.

Transfers
Transfers shown in the preceding Level 3 tables were as of the end of the period in which the transfer occurred. All transfers were to or from Level 2.
All transfers in and out of Level 3 during the three and six months ended June 30, 2021 and 2020 related to securities held for which the level of market activity for identical or nearly identical securities varies from period to period. The securities were valued using multiple observable inputs when those inputs were available; otherwise the securities were valued using limited observable inputs.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2021
Fair Values Not Categorized
At June 30, 2021 and December 31, 2020, certain LPs/LLCs and investment funds measure fund assets at fair value on a recurring basis and provide a NAV for ProAssurance's interest. The carrying value of these interests is based on the NAV provided and was considered to approximate the fair value of the interests. For investment in unconsolidated subsidiaries, ProAssurance recognizes any changes in the NAV of its interests in equity in earnings (loss) of unconsolidated subsidiaries during the period of change. In accordance with GAAP, the fair value of these investments was not classified within the fair value hierarchy. The amount of ProAssurance's unfunded commitments related to these investments as of June 30, 2021 and fair values of these investments as of June 30, 2021 and December 31, 2020 were as follows:

	Unfunded Commitments	Fair Value
(In thousands)	June 30, 2021	June 30, 2021	December 31, 2020
Equity investments:
Mortgage fund (1)	None	$—	$12,548
Investment in unconsolidated subsidiaries:
Private debt funds (2)	$10,878	16,840	16,387
Long/short equity funds (3)	None	535	596
Non-public equity funds (4)	$41,085	140,023	138,357
Credit funds (5)	$2,946	49,186	34,848
Strategy focused funds (6)	$35,875	43,107	43,523
		249,691	233,711
Total investments carried at NAV		$249,691	$246,259
Below is additional information regarding each of the investments listed in the table above as of June 30, 2021.
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
(5)This investment is comprised of multiple unrelated LP funds. Two funds seek to obtain superior risk-adjusted absolute returns through a diversified portfolio of debt securities, including bonds, loans and other asset-backed instruments. The remaining funds focus on private middle market company mezzanine loans, opportunities across the credit spectrum, mortgage backed-loans, as well as various types of loan-backed investments. Three of the funds allow redemptions at any quarter-end with prior notice requirements that vary from 90 to 180 days, while the remaining funds do not allow redemptions. For the funds that do not allow redemptions, income and capital are to be periodically distributed at the discretion of the LP over time frames throughout the remaining life of the funds.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2021
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
Nonrecurring Fair Value Measurement
ProAssurance did not have any assets or liabilities that were measured at fair value on a nonrecurring basis at June 30, 2021 or December 31, 2020.
Financial Instruments - Methodologies Other Than Fair Value
The following table provides the estimated fair value of the Company's financial instruments that, in accordance with GAAP for the type of investment, are measured using a methodology other than fair value. Fair values provided primarily fall within the Level 3 fair value category.

	June 30, 2021		December 31, 2020
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
BOLI	$80,198	$80,198	$67,847	$67,847
Other investments	$3,158	$3,158	$2,952	$2,952
Other assets	$43,743	$43,759	$31,128	$31,141
Financial liabilities:
Senior notes due 2023*	$250,000	$269,545	$250,000	$269,160
Revolving Credit Agreement*	$15,000	$15,000	$—	$—
Mortgage Loans*	$19,745	$19,745	$36,113	$36,113
Contribution certificates	$175,248	$178,083	$—	$—
Other liabilities	$53,716	$53,716	$30,334	$30,334
* Carrying value excludes unamortized debt issuance costs.
The fair value of the BOLI was equal to the cash surrender value associated with the policies on the valuation date.
Other investments listed in the table above include FHLB common stock carried at cost and an annuity investment carried at amortized cost. Three of ProAssurance's insurance subsidiaries are members of an FHLB. The estimated fair value of the FHLB common stock was based on the amount the subsidiaries would receive if their memberships were canceled, as the memberships cannot be sold. The fair value of the annuity represents the present value of the expected future cash flows discounted using a rate available in active markets for similarly structured instruments.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2021
Other assets and other liabilities primarily consisted of related investment assets and liabilities associated with funded deferred compensation agreements. The fair value of the funded deferred compensation assets was based upon quoted market prices, which is categorized as a Level 1 valuation, and had a fair value of $42.7 million and $30.6 million at June 30, 2021 and December 31, 2020, respectively. The fair value of the funded deferred compensation assets as of June 30, 2021 included rabbi trust assets acquired as a result of the NORCAL acquisition, which consists entirely of cash equivalents and mutual funds with a total fair value of $8.2 million (see Note 2 for additional information on NORCAL acquisition). Other assets also included an unsecured note receivable under a separate line of credit agreement. The fair value of the note receivable was based on the present value of expected cash flows from the note receivable, discounted at market rates on the valuation date for receivables with similar credit standings and similar payment structures. Other liabilities primarily consisted of liabilities associated with funded deferred compensation agreements. The reported balance is determined based on the amount of elective deferrals and employer contributions adjusted for periodic changes in the fair value of the participant balances based on the performance of the funds selected by the participants and had a fair value of $53.7 million and $30.3 million at June 30, 2021 and December 31, 2020, respectively. The fair value of the funded deferred compensation liabilities as of June 30, 2021 included liabilities assumed as a result of the NORCAL acquisition, with a total fair value of $21.2 million (see Note 2 for additional information).
The fair value of the Contribution Certificates was estimated based on a binomial option pricing model. The Contribution Certificates is a portion of the purchase consideration for the NORCAL acquisition and are issued to certain NORCAL policyholders in the conversion, and those instruments are an obligation of NORCAL Insurance Company, the successor of NORCAL Mutual Insurance Company (see Note 2 and 11 for further discussion of the terms of the Contribution Certificates).

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2021
4. Investments
Available-for-sale fixed maturities at June 30, 2021 and December 31, 2020 included the following:

	June 30, 2021
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities, available-for-sale
U.S. Treasury obligations	$243,797	$2,137	$450	$245,484
U.S. Government-sponsored enterprise obligations	17,771	87	92	17,766
State and municipal bonds	500,239	13,330	568	513,001
Corporate debt	1,854,526	47,582	4,718	1,897,390
Residential mortgage-backed securities	479,184	5,670	2,599	482,255
Agency commercial mortgage-backed securities	15,269	530	40	15,759
Other commercial mortgage-backed securities	170,712	3,981	452	174,241
Other asset-backed securities	384,797	4,330	368	388,759
	$3,666,295	$77,647	$9,287	$3,734,655

	December 31, 2020
(In thousands)	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities, available-for-sale
U.S. Treasury obligations	$104,097	$—	$2,985	$23	$107,059
U.S. Government-sponsored enterprise obligations	12,103	—	158	—	12,261
State and municipal bonds	316,022	—	16,937	39	332,920
Corporate debt	1,267,992	552	63,204	1,302	1,329,342
Residential mortgage-backed securities	269,752	—	7,171	382	276,541
Agency commercial mortgage-backed securities	12,623	—	687	—	13,310
Other commercial mortgage-backed securities	109,244	—	4,788	940	113,092
Other asset-backed securities	269,742	—	4,006	742	273,006
	$2,361,575	$552	$99,936	$3,428	$2,457,531

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2021
The recorded cost basis and estimated fair value of available-for-sale fixed maturities at June 30, 2021, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total Fair Value
Fixed maturities, available-for-sale
U.S. Treasury obligations	$243,797	$13,511	$139,736	$90,087	$2,150	$245,484
U.S. Government-sponsored enterprise obligations	17,771	3,848	9,137	4,634	147	17,766
State and municipal bonds	500,239	14,089	166,059	175,920	156,933	513,001
Corporate debt	1,854,526	101,331	928,757	767,911	99,391	1,897,390
Residential mortgage-backed securities	479,184					482,255
Agency commercial mortgage-backed securities	15,269					15,759
Other commercial mortgage-backed securities	170,712					174,241
Other asset-backed securities	384,797					388,759
	$3,666,295					$3,734,655
Excluding obligations of the U.S. Government, U.S. Government-sponsored enterprises and a U.S. Government obligations money market fund, no investment in any entity or its affiliates exceeded 10% of shareholders’ equity at June 30, 2021.
Cash and securities with a carrying value of $54.1 million at June 30, 2021 were on deposit with various state insurance departments to meet regulatory requirements.
As a member of Lloyd's, ProAssurance is required to maintain capital at Lloyd's, referred to as FAL, to support underwriting by Syndicate 1729 and Syndicate 6131. At June 30, 2021, ProAssurance's FAL investments were comprised of available-for-sale fixed maturities with a fair value of $71.9 million and cash and cash equivalents of $0.4 million on deposit with Lloyd's in order to satisfy these FAL requirements. During the second quarter of 2021, ProAssurance received a return of approximately $24.5 million of FAL given the reduction in the Company's participation in the results of Syndicate 1729, to 5% from 29%, and Syndicate 6131, to 50% from 100%, for the 2021 underwriting year.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2021
Investments Held in a Loss Position
The following tables provide summarized information with respect to investments held in an unrealized loss position at June 30, 2021 and December 31, 2020, including the length of time the investment had been held in a continuous unrealized loss position.

	June 30, 2021
	Total		Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Loss	Value	Loss	Value	Loss
Fixed maturities, available-for-sale
U.S. Treasury obligations	$106,134	$450	$106,134	$450	$—	$—
U.S. Government-sponsored enterprise obligations	10,597	92	10,597	92	—	—
State and municipal bonds	82,424	568	82,424	568	—	—
Corporate debt	494,307	4,718	470,974	4,379	23,333	339
Residential mortgage-backed securities	280,955	2,599	273,972	2,354	6,983	245
Agency commercial mortgage-backed securities	3,127	40	3,127	40	—	—
Other commercial mortgage-backed securities	44,994	452	39,581	142	5,413	310
Other asset-backed securities	112,765	368	108,044	296	4,721	72
	$1,135,303	$9,287	$1,094,853	$8,321	$40,450	$966

	December 31, 2020
	Total		Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Loss	Value	Loss	Value	Loss
Fixed maturities, available-for-sale
U.S. Treasury obligations	$14,390	$23	$14,390	$23	$—	$—
State and municipal bonds	6,416	39	6,416	39	—	—
Corporate debt	94,695	1,302	79,436	1,020	15,259	282
Residential mortgage-backed securities	34,928	382	34,509	381	419	1
Other commercial mortgage-backed securities	18,766	940	18,480	935	286	5
Other asset-backed securities	43,739	742	37,850	701	5,889	41
	$212,934	$3,428	$191,081	$3,099	$21,853	$329
As of June 30, 2021, excluding U.S. Government or U.S. Government-sponsored enterprise obligations, there were 848 debt securities (23.6% of all available-for-sale fixed maturity securities held) in an unrealized loss position representing 547 issuers. The greatest and second greatest unrealized loss positions among those securities were approximately $0.3 million and $0.2 million, respectively. The securities were evaluated for impairment as of June 30, 2021.
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

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2021
Fixed maturity securities held in an unrealized loss position at June 30, 2021, excluding asset-backed securities, have paid all scheduled contractual payments and are expected to continue. Expected future cash flows of asset-backed securities, excluding those issued by GNMA, FNMA and FHLMC, held in an unrealized loss position were estimated as part of the June 30, 2021 impairment evaluation using the most recently available six-month historical performance data for the collateral (loans) underlying the security or, if historical data was not available, sector based assumptions, and equaled or exceeded the current amortized cost basis of the security.
The following tables present a roll forward of the allowance for expected credit losses on available-for-sale fixed maturities for the six months ended June 30, 2021 and three and six months ended June 30, 2020. There was no change in the allowance for expected credit losses for the three months ended June 30, 2021.

	Six Months Ended June 30, 2021
(In thousands)	Corporate Debt	Total
Balance, at December 31, 2020	$552	$552
Reductions related to:
Securities sold during the period	(552)	(552)
Balance, at June 30, 2021	$—	$—

	Three Months Ended June 30, 2020
(In thousands)	Corporate Debt	Total
Balance, at April 1, 2020	$1,163	$1,163
Additional credit losses related to securities for which:
No allowance for credit losses has been previously recognized	87	87
An allowance for credit losses was recorded in a previous period	258	258
Reductions related to:
Securities sold during the period	(100)	(100)
Balance, at June 30, 2020	$1,408	$1,408

	Six Months Ended June 30, 2020
(In thousands)	Corporate Debt	Total
Balance, at December 31, 2019	$—	$—
Additional credit losses related to securities for which:
No allowance for credit losses has been previously recognized	1,508	1,508
Reductions related to:
Securities sold during the period	(100)	(100)
Balance, at June 30, 2020	$1,408	$1,408
Other information regarding sales and purchases of fixed maturity available-for-sale securities is as follows:

	Three Months Ended June 30		Six Months Ended June 30
(In millions)	2021	2020	2021	2020
Proceeds from sales (exclusive of maturities and paydowns)	$196.2	$152.8	$258.1	$217.7
Purchases	$423.3	$144.4	$765.5	$371.9
Equity Investments
ProAssurance's equity investments are carried at fair value with changes in fair value recognized in income as a component of net realized investment gains (losses) during the period of change. Equity investments on the Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020 primarily included stocks, bond funds and investment funds.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2021
Short-term Investments
ProAssurance's short-term investments, which have a maturity at purchase of one year or less, are primarily comprised of investments in U.S. treasury obligations, commercial paper and money market funds. Short-term investments are carried at fair value which approximates the cost of the securities due to their short-term nature.
BOLI
ProAssurance holds BOLI policies that are carried at the current cash surrender value of the policies (original cost $43 million), which includes the BOLI policies acquired from NORCAL (original cost $10 million). All insured individuals were members of ProAssurance or NORCAL management at the time the policies were acquired. The primary purpose of the program is to offset future employee benefit expenses through earnings on the cash value of the policies. ProAssurance is the owner and beneficiary of these policies.
Net Investment Income
Net investment income by investment category was as follows:

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2021	2020	2021	2020
Fixed maturities	$18,157	$17,676	$33,848	$35,961
Equities	448	985	1,142	2,892
Short-term investments, including Other	678	509	952	1,981
BOLI	686	457	1,130	913
Investment fees and expenses	(2,552)	(1,503)	(4,638)	(2,793)
Net investment income	$17,417	$18,124	$32,434	$38,954
Investment in Unconsolidated Subsidiaries
ProAssurance's investment in unconsolidated subsidiaries were as follows:

	June 30, 2021	Carrying Value
(In thousands)	Percentage Ownership	June 30, 2021	December 31, 2020
Qualified affordable housing project tax credit partnerships	See below	$19,571	$27,719
All other investments, primarily investment fund LPs/LLCs	See below	295,321	282,810
		$314,892	$310,529
Qualified affordable housing project tax credit partnership interests held by ProAssurance generate investment returns by providing tax benefits to fund investors in the form of tax credits and project operating losses. The carrying value of these investments reflects ProAssurance's total commitments (both funded and unfunded) to the partnerships, less any amortization. ProAssurance's ownership percentage relative to two of the tax credit partnership interests is almost 100%; these interests had a carrying value of $6.5 million at June 30, 2021 and $9.4 million at December 31, 2020. ProAssurance's ownership percentage relative to the remaining tax credit partnership interests is less than 20%; these interests had a carrying value of $13.1 million at June 30, 2021 and $18.3 million at December 31, 2020. Since ProAssurance has the ability to exert influence over the partnerships but does not control them, all are accounted for using the equity method. See further discussion of the entities in which ProAssurance holds passive interests in Note 13.
ProAssurance holds interests in investment fund LPs/LLCs and other equity method investments and LPs/LLCs which are not considered to be investment funds. ProAssurance's ownership percentage relative to four of the LPs/LLCs is greater than 25%, which is expected to be reduced as the funds mature and other investors participate in the funds; these investments had a carrying value of $48.2 million at June 30, 2021 and $46.2 million at December 31, 2020. ProAssurance's ownership percentage relative to the remaining investments and LPs/LLCs is less than 25%; these interests had a carrying value of $247.1 million at June 30, 2021 and $236.6 million at December 31, 2020. ProAssurance does not have the ability to exert control over any of these funds.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2021
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

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2021	2020	2021	2020
Qualified affordable housing project tax credit partnerships
Losses recorded	$4,752	$5,012	$8,121	$9,354
Tax credits recognized	$3,330	$4,369	$6,654	$8,737

Historic tax credit partnership*
Losses (gains) recorded	$—	$1,762	$(182)	$2,084
Tax credits recognized	$50	$103	$100	$206
* ProAssurance holds a historic tax credit partnership which was fully amortized in 2020. ProAssurance received a distribution associated with this investment during the first quarter of 2021 as a result of positive cash flows from a project recognizing an operating gain. See further discussion on this investment in Note 3 of the Notes to the Consolidated Financial Statements in ProAssurance’s December 31, 2020 report on Form 10-K.

The tax credits generated from the Company's tax credit partnership investments of $3.4 million and $6.8 million for the three and six months ended June 30, 2021, respectively, were deferred and are expected to be utilized in future periods.
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
June 30, 2021
Net Realized Investment Gains (Losses)
Realized investment gains and losses are recognized on the first-in, first-out basis. The following table provides detailed information regarding net realized investment gains (losses):

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2021	2020	2021	2020
Total impairment losses:
Corporate debt	$—	$(582)	$—	$(2,399)
Portion of impairment losses recognized in other comprehensive income before taxes:
Corporate debt	—	237	—	891
Net impairment losses recognized in earnings	—	(345)	—	(1,508)
Gross realized gains, available-for-sale fixed maturities	6,021	4,518	10,315	6,945
Gross realized (losses), available-for-sale fixed maturities	(352)	(467)	(539)	(1,870)
Net realized gains (losses), trading fixed maturities	(8)	49	64	152
Net realized gains (losses), equity investments	2,001	(4,633)	6,190	10,558
Net realized gains (losses), other investments	1,297	1,864	4,493	1,912
Change in unrealized holding gains (losses), trading fixed maturities	(226)	382	(440)	264
Change in unrealized holding gains (losses), equity investments	1,700	14,699	(1,237)	(23,778)
Change in unrealized holding gains (losses), convertible securities, carried at fair value	529	3,913	339	(1,360)
Other	(129)	5	497	(3)
Net realized investment gains (losses)	$10,833	$19,985	$19,682	$(8,688)
ProAssurance did not recognize any credit-related impairment losses in earnings or non-credit impairment losses in OCI during the three and six months ended June 30, 2021. For the three and six months ended June 30, 2020, ProAssurance recognized credit-related impairment losses in earnings of $0.3 million and $1.5 million, respectively, and non-credit impairment losses in OCI of $0.2 million and $0.9 million, respectively. The credit-related impairment losses recognized during the 2020 three- and six-month periods related to corporate bonds in various sectors. Additionally, the 2020 six-month period included credit-related impairment losses related to a corporate bond in the entertainment sector, which was sold during the second quarter of 2020. The non-credit impairment losses recognized during the 2020 three- and six-month periods related to three corporate bonds in the energy and consumer sectors.
ProAssurance recognized $10.8 million and $19.7 million of net realized investment gains during the three and six months ended June 30, 2021, respectively, driven primarily by realized gains on the sale of available-for-sale fixed maturities and equity investments. ProAssurance recognized $20.0 million of net realized investment gains during the three months ended June 30, 2020 and $8.7 million of net realized investment losses during the six months ended June 30, 2020 driven by changes in the fair value of the Company's equity portfolio and convertible securities due to the volatility in the global financial markets related to COVID-19 during the first half of 2020.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2021
The following table presents a roll forward of cumulative credit losses recorded in earnings related to impaired debt securities for which a portion of the impairment was recorded in OCI.

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2021	2020	2021	2020
Balance, beginning of period	$—	$1,534	$552	$470
Additional credit losses recognized during the period, related to securities for which:
No impairment has been previously recognized	—	—	—	1,064
Impairment has been previously recognized	—	258	—	258
Reductions due to:
Securities sold during the period (realized)	—	(470)	(552)	(470)
Balance, June 30	$—	$1,322	$—	$1,322
5. Retroactive Insurance Contracts
ProAssurance offers custom alternative risk solutions which include assumed reinsurance. In the first quarter of 2021, ProAssurance entered into an assumed reinsurance arrangement with a regional hospital group. As the contract included both prospective coverage and retroactive coverage, ProAssurance bifurcated the provisions of the contract and accounted for each component separately. As of the contract effective date, ProAssurance recognized total net premiums written of $4.5 million, comprised of $2.2 million of prospective coverage and $2.3 million of retroactive coverage, total net premiums earned of $3.0 million, comprised of $0.7 million of prospective coverage and $2.3 million of retroactive coverage and total net losses and loss adjustment expenses of $2.9 million in the Condensed Consolidated Statement of Income and Comprehensive Income for the six months ended June 30, 2021. For additional information regarding ProAssurance's accounting policy for retroactive insurance contracts, see Note 1 of the Notes to Consolidated Financial Statements included in ProAssurance's December 31, 2020 report on Form 10-K.
6. Income Taxes
For interim periods, ProAssurance generally utilizes the estimated annual effective tax rate method under which the Company determines its provision (benefit) for income taxes based on the current estimate of its annual effective tax rate. For the six months ended June 30, 2021, ProAssurance utilized the discrete effective tax rate method to record its provision for income taxes after the estimated annual effective tax rate method produced an unusually low estimated annual tax rate. The discrete method is applied when the application of the estimated annual effective tax rate method is impractical because it is not possible to reliably estimate the annual effective tax rate. The Company believes the use of the discrete effective tax rate method is more appropriate for the current period than the annual effective tax rate method as minor changes in the Company's estimated ordinary income would result in sizable variations in the customary relationship between income tax expense (benefit) and pretax accounting income (loss). ProAssurance will reevaluate its use of this method each quarter until the Company believes a return to the estimated annual effective tax rate method is deemed appropriate. For the six months ended June 30, 2021, the provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes primarily due to the gain on bargain purchase of $74.4 million as a result of the Company's acquisition of NORCAL, all of which was non-taxable. See further discussion on the gain on bargain purchase in Note 2. In addition, the provision for income taxes is also different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes because ProAssurance recognizes tax credit benefits transferred from tax credit partnership investments. In calculating the Company's year-to-date income tax expense (benefit), the Company includes the estimated benefit of tax credits for the year-to-date period based on the most recently available information provided by the tax credit partnerships; the actual amounts of credits provided by the tax credit partnerships may prove to be different than the Company's estimates. The effect of such a difference is recognized in the period identified.
ProAssurance had a receivable for U.S. federal and U.K. income taxes carried as a part of other assets of $10.5 million at June 30, 2021 and $18.9 million at December 31, 2020. The liability for unrecognized tax benefits, which is included in the total receivable for U.S. federal and U.K. income taxes, was $5.8 million and $5.7 million at June 30, 2021 and December 31, 2020, respectively, which included an accrued liability for interest of approximately $0.6 million and $0.5 million, respectively.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2021
NORCAL Acquisition
As a result of ProAssurance's acquisition of NORCAL, the Company recorded $46.8 million of net deferred tax assets reflecting the remeasurement of NORCAL's historical net deferred tax assets, as such deferred taxes were subject to recalculation following application of all purchase accounting adjustments, and management's assessment of the realizability of NORCAL's deferred tax assets. Also as a result of the NORCAL acquisition, ProAssurance has U.S. federal NOL carryforwards of approximately $68.0 million that will begin to expire in 2035. ProAssurance currently expects to utilize a significant portion of these NOLs in 2021. See Note 2 for more information.
Coronavirus Aid, Relief and Economic Security Act
In response to COVID-19, the CARES Act was signed into law on March 27, 2020 and contains several provisions for corporations and eases certain deduction limitations originally imposed by the TCJA. See further discussion in Note 5 of the Notes to Consolidated Financial Statements in ProAssurance's December 31, 2020 report on Form 10-K. As a result of the CARES Act, ProAssurance now has the ability to carryback NOLs generated in tax years 2019 and 2020 for up to five years. The Company has an NOL of approximately $45.3 million from the 2020 tax year that will be carried back to the 2015 tax year and is expected to generate a tax refund of approximately $15.9 million. Additionally, the Company had an NOL of approximately $25.6 million from the 2019 tax year that was carried back to the 2014 tax year and generated a tax refund of approximately $9.0 million which the Company received in February 2021.
American Rescue Plan Act of 2021
In response to economic concerns associated with COVID-19, the American Rescue Plan Act of 2021 was signed into law on March 11, 2021 and includes an expansion of the number of employees covered by the limitation on the deductibility of compensation in excess of $1 million. This provision is effective for tax years beginning after December 31, 2026. The Company has evaluated this provision as well as the other provisions of the American Rescue Plan Act of 2021 and concluded that they will not have a material impact on ProAssurance's financial position or results of operations as of June 30, 2021.
7. Goodwill
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
Goodwill is tested for impairment annually or more frequently if circumstances indicate an impairment may have occurred. The date of the Company's annual goodwill impairment test is October 1. Impairment of goodwill is tested at the reporting unit level, which is consistent with the Company's reportable segments identified in Note 15. See Note 1 of the Notes to Consolidated Financial Statements in ProAssurance's December 31, 2020 report on Form 10-K for further information on how the Company tests goodwill for impairment.
Of the Company's five reporting units, two have net goodwill: Workers' Compensation Insurance and Segregated Portfolio Cell Reinsurance. The table below presents the carrying amount of goodwill and accumulated impairment losses by reporting unit at June 30, 2021 and December 31, 2020:

	Reporting Unit
(In thousands)	Specialty P&C	Workers' Compensation Insurance	Segregated Portfolio Cell Reinsurance	Total
Goodwill, gross as of January 1, 2020	$161,115	$44,110	$5,500	$210,725
Accumulated impairment losses*	(161,115)	—	—	(161,115)
Goodwill, net as of December 31, 2020	—	44,110	5,500	49,610
Accumulated impairment losses	—	—	—	—
Goodwill, net as of June 30, 2021	$—	$44,110	$5,500	$49,610
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
June 30, 2021
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
ProAssurance believes that the methods it uses to establish reserves are reasonable and appropriate. Each year, ProAssurance uses internal actuaries to review the reserve for losses of each insurance subsidiary. ProAssurance also engages consulting actuaries to review ProAssurance claims data and provide observations regarding cost trends, rate adequacy and ultimate loss costs. The statutory filings of each insurance company with the insurance regulators must be accompanied by a consulting actuary's certification as to their respective reserves. ProAssurance considers the views of the actuaries as well as other factors, such as premium rates, historical paid and incurred loss development trends, and an evaluation of the current loss environment including frequency, severity, expected effect of inflation, general economic and social trends, and the legal and political environment in establishing the amount of its reserve for losses. The Company expects there will be impacts to these factors as well as to the timing of loss emergence and ultimate loss ratios for certain coverages it underwrites as a result of COVID-19 and the related economic shutdown; however, the extent to which COVID-19 impacts these factors is highly uncertain and cannot be predicted (see "Item 1A, Risk Factors" and Note 8 of the Notes to Consolidated Financial Statements in ProAssurance's December 31, 2020 report on Form 10-K for additional information). The industry is experiencing new conditions, including the postponement of court cases, changes in settlement trends and a significant reduction in economic activity and insured exposure in some classes. ProAssurance's booked reserves as of June 30, 2021 include consideration of these factors, but the duration and degree to which these issues persist, along with potential legislative, regulatory or judicial actions, could result in significant changes to the Company's reserve estimates in future periods.
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
Acquired Reserve
The acquisition of NORCAL increased ProAssurance's net reserves by $1.1 billion which represented the fair value of NORCAL's reserve, net of related reinsurance recoverables, at the time of acquisition including a fair value adjustment on the reserve as well as negative VOBA recorded on NORCAL's unearned premium and DDR reserve. The reserve fair value adjustment will be amortized utilizing loss payment patterns and the negative VOBAs will be amortized over a period in proportion to the earn-out of the premium or in-line with the approximate consumption of losses. Such amortization is recorded as a reduction to net losses and loss adjustment expenses. See Note 2 for more information.
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

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2021
Activity in the reserve for losses and loss adjustment expenses is summarized as follows:

(In thousands)	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020	Year Ended December 31, 2020
Balance, beginning of year	$2,417,179	$2,346,526	$2,346,526
Less reinsurance recoverables on unpaid losses and loss adjustment expenses	385,087	390,708	390,708
Net balance, beginning of year	2,032,092	1,955,818	1,955,818
Net reserves acquired from NORCAL acquisition	1,089,103	—	—
Net losses:
Current year(1)(2)(3)	350,252	398,923	711,846
Favorable development of reserves established in prior years, net	(18,616)	(23,092)	(50,399)
Total	331,636	375,831	661,447
Paid related to:
Current year	(32,346)	(32,283)	(83,204)
Prior years	(282,713)	(296,461)	(501,969)
Total paid	(315,059)	(328,744)	(585,173)
Net balance, end of period	3,137,772	2,002,905	2,032,092
Plus reinsurance recoverables on unpaid losses and loss adjustment expenses	484,059	386,276	385,087
Balance, end of period	$3,621,831	$2,389,181	$2,417,179
(1) Current year net losses for the six months ended June 30, 2021 included $1.8 million of amortization of the negative VOBA associated with NORCAL's assumed unearned premium, which is being amortized over a period in proportion to the earn-out of the associated premium as a reduction to current accident year net losses (see Note 2). Additionally, current year net losses for the six months ended June 30, 2021 included $5.1 million related to a Custom Physician tail policy in the Specialty P&C segment.
(2) Current year net losses for the six months ended June 30, 2021 included incurred losses of $2.9 million related to an assumed reinsurance arrangement entered into during the first quarter of 2021 in the Specialty P&C segment (see Note 5).
(3) Current year net losses for the six months ended June 30, 2020 and the year ended December 31, 2020 included the impact of a large national healthcare account in the Specialty P&C segment including losses of $60.0 million associated with a tail policy and $9.2 million of amortization of a related PDR. For additional information, see Note 7 of the Notes to Consolidated Financial Statements included in ProAssurance's December 31, 2020 report on Form 10-K.
Estimating liability reserves is complex and requires the use of many assumptions. As time passes and ultimate losses for prior years are either known or become subject to a more precise estimation, ProAssurance increases or decreases the reserve estimates established in prior periods. The consolidated net favorable loss development recognized in the six months ended June 30, 2021 primarily reflected a lower than anticipated claims severity trend (i.e., the average size of a claim) in the Specialty P&C segment, primarily related to the 2017 through 2020 accident years. The net favorable development recognized in the Specialty P&C segment also included $2.1 million related to the amortization of the purchase accounting fair value adjustment on NORCAL's assumed net reserve and amortization of the negative VOBA associated with NORCAL's DDR reserve which is recorded as a reduction to prior accident year net losses and loss adjustment expenses (see Note 2). ProAssurance did not recognize any development related to NORCAL's prior accident year reserves since the date of acquisition. The net favorable development also reflected overall favorable trends in claim closing patterns in the Workers' Compensation Insurance and Segregated Portfolio Cell Reinsurance segments. The net favorable loss development recognized in the Workers' Compensation Insurance segment is primarily related to the 2017 and prior accident years. The net favorable loss development recognized in the Segregated Portfolio Cell Reinsurance segment is primarily related to the 2018 and 2019 accident years. Consolidated net favorable loss development recognized in the six months ended June 30, 2021 was partially offset by unfavorable reserve development recognized in the Lloyd's Syndicates segment driven by certain property and catastrophe related losses.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2021
The net favorable loss development recognized during the six months ended June 30, 2020 primarily reflected a lower than anticipated claims severity trend (i.e., the average size of a claim) in the Specialty P&C segment, primarily related to the 2014 through 2018 accident years. The net favorable development also reflected overall favorable trends in claim closing patterns in the Segregated Portfolio Cell Reinsurance and Workers' Compensation Insurance segments, primarily related to the 2016 through 2018 and 2014 through 2016 accident years, respectively.
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
9. Commitments and Contingencies
ProAssurance is involved in various legal actions related to insurance policies and claims handling including, but not limited to, claims asserted by policyholders. These types of legal actions arise in the Company's ordinary course of business and, in accordance with GAAP for insurance entities, are considered as a part of the Company's loss reserving process, which is described in detail under the heading "Losses and Loss Adjustment Expenses" in the Accounting Policies section in Note 1 of the Notes to Consolidated Financial Statements in ProAssurance's December 31, 2020 Form 10-K. ProAssurance also has other direct actions against the Company unrelated to its claims activity which are evaluated and accounted for as a part of other liabilities. For these corporate legal actions, the Company evaluates each case separately and establishes what it believes is an appropriate reserve based on GAAP guidance related to contingent liabilities. As of June 30, 2021 there were no material reserves established for corporate legal actions.
As a member of Lloyd's, ProAssurance has obligations to Syndicate 1729 and Syndicate 6131 including a Syndicate Credit Agreement and FAL requirements. The Syndicate Credit Agreement is an unconditional revolving credit agreement to the Premium Trust Fund of Syndicate 1729 for the purpose of providing working capital with maximum permitted borrowings of £30 million (approximately $41.5 million as of June 30, 2021). The Syndicate Credit Agreement has a maturity date of December 31, 2021 and contains an annual auto-renewal feature which allows for ProAssurance to elect to non-renew if notice is given at least 30 days prior to the next auto-renewal date, which is one year prior to the maturity date. Under the Syndicate Credit Agreement, advances bear interest at 3.8% annually and may be repaid at any time but are repayable upon demand after December 31, 2021, subject to extension through the auto-renewal feature. As of June 30, 2021, there were no outstanding borrowings under the Syndicate Credit Agreement. ProAssurance provides FAL to support underwriting by Syndicate 1729 and Syndicate 6131 and is comprised of investment securities and cash and cash equivalents deposited with Lloyd's with a total fair value of approximately $72.3 million at June 30, 2021 (see Note 4). During the second quarter of 2021, ProAssurance received a return of approximately $24.5 million of cash and cash equivalents from the Company's FAL balances given the reduction in the Company's participation in the results of Syndicate 1729, to 5% from 29%, and Syndicate 6131, to 50% from 100%, for the 2021 underwriting year.
ProAssurance has entered into financial instrument transactions that may present off-balance sheet credit risk or market risk. These transactions include a short-term loan commitment and commitments to provide funding to non-public investment entities. Under the short-term loan commitment, ProAssurance has agreed to advance funds on a 30 day basis to a counterparty provided there is no violation of any condition established in the contract. As of June 30, 2021, ProAssurance had total funding commitments related to non-public investment entities as well as the short-term loan commitment of approximately $229.4 million which included the amount at risk if the full short-term loan is extended and the counterparties default. However, the credit risk associated with the short-term loan commitment is minimal as the counterparties to the contract are highly rated commercial institutions and to-date have been performing in accordance with their contractual obligations. ProAssurance’s expected credit losses associated with this short-term loan commitment were nominal in amount as of June 30, 2021.
The purchase consideration in the NORCAL acquisition included contingent consideration. NORCAL policyholders who elected to receive NORCAL stock and tender it to ProAssurance are eligible for a share of contingent consideration in an amount of up to approximately $84 million depending upon the after-tax development of NORCAL's ultimate net losses between December 31, 2020 and December 31, 2023. The estimated fair value of this contingent consideration was $24 million as of June 30, 2021 and was derived utilizing a stochastic model (Monte Carlo simulation). This estimate does not guarantee that contingent consideration will ultimately be paid. Depending on NORCAL's actual ultimate net loss development between

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2021
December 31, 2020 and December 31, 2023, the actual amount due to eligible policyholders may be greater than or less than the $24 million current estimate. See further discussion around the contingent consideration in Note 2 and Note 3.
10. Leases
ProAssurance is involved in a number of operating leases that are primarily for office facilities. Office facility leases have remaining lease terms ranging from one year to ten years; some of which include options to extend the leases for up to fifteen years, and some of which include an option to terminate the lease within one year. ProAssurance subleases certain office facilities to third parties and classifies these leases as operating leases. As a result of ProAssurance's acquisition of NORCAL, the Company recorded $4.4 million of additional operating lease ROU assets and $5.3 million of additional operating lease liabilities during the second quarter of 2021. See Note 2 for more information.
The following table provides a summary of the components of net lease expense as well as the reporting location in the Condensed Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2021 and 2020.

(In thousands)	Location in the Condensed Consolidated Statements of Income and Comprehensive Income	Three Months Ended June 30		Six Months Ended June 30
		2021	2020	2021	2020
Operating lease expense (1)	Operating expense	$1,214	$891	$2,152	$2,516
Sublease income (2)	Other income	(70)	(38)	(124)	(76)
Net lease expense		$1,144	$853	$2,028	$2,440
(1) Includes short-term lease costs and variable lease costs, if applicable. For the three and six months ended June 30, 2021 and 2020, no short-term lease costs were recognized and variable lease costs were nominal in amount.
(2) Sublease income excludes rental income from owned properties of $0.6 million and $1.2 million during the three and six months ended June 30, 2021 and 2020, respectively, which is included in other income. See “Item 2. Properties” in ProAssurance's December 31, 2020 report on Form 10-K for a listing of currently owned properties.
The following table provides supplemental lease information for operating leases on the Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020.

($ in thousands)	June 30, 2021	December 31, 2020
Operating lease ROU assets	$21,670	$19,013
Operating lease liabilities	$23,499	$20,116
Weighted-average remaining lease term	7.07 years	8.31 years
Weighted-average discount rate	2.82%	2.97%
The following table provides supplemental lease information for the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020.

	Six Months Ended June 30
(In thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,533	$2,042

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2021
The following table is a schedule of remaining future minimum lease payments for operating leases that had an initial or remaining non-cancellable lease term in excess of one year as of June 30, 2021.

(In thousands)
2021	$3,074
2022	5,070
2023	4,078
2024	2,500
2025	1,969
Thereafter	8,875
Total future minimum lease payments	25,566
Less: Imputed interest	2,067
Total operating lease liabilities	$23,499

11. Debt
ProAssurance’s outstanding debt consisted of the following:

($ in thousands)	June 30, 2021	December 31, 2020
Senior Notes due 2023, unsecured, interest at 5.3% annually	$250,000	$250,000
Contribution Certificates due 2031, interest at 3.0% (effective interest rate at 4.35%) annually beginning April 2022	175,248	—
Mortgage Loans, outstanding borrowings are secured by first priority liens on two office buildings, and bear an interest rate of three-month LIBOR plus 1.325% (1.51% and 1.58%, respectively) determined on a quarterly basis	19,745	36,113
Revolving Credit Agreement, outstanding borrowings are not permitted to exceed $250 million aggregately; Revolving Credit Agreement expires in 2024. The interest rate (1.80%) was set at the time the borrowing was initiated	15,000	—
Total principal	459,993	286,113
Less unamortized debt issuance costs	1,130	1,400
Debt less unamortized debt issuance costs	$458,863	$284,713
Contribution Certificates
On May 5, 2021, NORCAL Insurance Company, successor to NORCAL Mutual Insurance Company, issued Contribution Certificates, which are due in 2031, to certain NORCAL policyholders in the conversion. The Contribution Certificates have a principal amount of $191 million and were recorded at their fair value of $175 million at the date of acquisition. The difference of $16 million between the recorded acquisition date fair value and the principal balance of the Contribution Certificates will be accreted utilizing the effective interest method over the term of the certificates of ten years as an increase to interest expense. In addition, interest is subject to be deferred if ProAssurance does not receive permission from the California Department of Insurance prior to payment. See Note 2 for additional information on the Contribution Certificates assumed in the NORCAL acquisition.
Mortgage Loans
During 2017, two of ProAssurance's subsidiaries, ProAssurance Indemnity Company, Inc. and ProAssurance Insurance Company of America, each entered into ten-year mortgage loans (Mortgage Loans) with principal amounts of $17.9 million and $22.6 million, respectively, with one lender in connection with the recapitalization of two office buildings. In June 2021, ProAssurance repaid the balance outstanding on the ProAssurance Indemnity Company, Inc. Mortgage Loan of $15.6 million; interest expense during the three and six months ended June 30, 2021 includes the write-off of the related unamortized debt issuance costs which were nominal in amount. In July 2021, ProAssurance repaid the balance outstanding on the ProAssurance Insurance Company of America Mortgage Loan of $19.7 million (see Note 17).

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2021
Covenant Compliance
There are no financial covenants associated with the Senior Notes or the Contribution Certificates due 2023 and 2031, respectively.
The Revolving Credit Agreement contains customary representations, covenants and events constituting default, and remedies for default. The Revolving Credit Agreement also defines financial covenants regarding permitted leverage ratios. ProAssurance is currently in compliance with all covenants of the Revolving Credit Agreement. In April 2021, ProAssurance amended and restated its Revolving Credit Agreement to allow for additional indebtedness of a subsidiary in preparation of the close of the NORCAL acquisition. This amendment to the Revolving Credit Agreement was previously filed as Exhibit 10.1 to ProAssurance's March 31, 2021 report on Form 10-Q.
The ProAssurance Insurance Company of America Mortgage Loan contains customary representations, covenants and events constituting default, and remedies for default. The Mortgage Loan also defines a financial covenant regarding a permitted leverage ratio. As previously discussed, this loan was repaid in July 2021; however, as of June 30, 2021, ProAssurance Insurance Company of America was in compliance with the financial covenant of the Mortgage Loan.
Additional Information
For additional information regarding ProAssurance's debt, see Note 11 of the Notes to Consolidated Financial Statements included in ProAssurance's December 31, 2020 report on Form 10-K.
12. Shareholders’ Equity
At June 30, 2021 and December 31, 2020, ProAssurance had 100 million shares of authorized common stock and 50 million shares of authorized preferred stock. The Board has the authority to determine provisions for the issuance of preferred shares, including the number of shares to be issued, the designations, powers, preferences and rights, and the qualifications, limitations or restrictions of such shares.
ProAssurance declared cash dividends of $0.05 per share during each of the first and second quarters of 2021 and $0.31 and $0.05 per share during the first and second quarters of 2020, respectively. Dividends declared during the 2021 and 2020 six-month periods totaled $5.4 million and $19.4 million, respectively. Any decision to pay future cash dividends is subject to the Board’s final determination after a comprehensive review of financial performance, future expectations and other factors deemed relevant by the Board. See Note 12 of the Notes to Consolidated Financial Statements in ProAssurance's December 31, 2020 report on Form 10-K for additional information.
At June 30, 2021, Board authorizations for the repurchase of common shares or the retirement of outstanding debt of $110 million remained available for use. ProAssurance did not repurchase any common shares during the six months ended June 30, 2021 or 2020.
Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)
The following tables provide a detailed breakout of the components of AOCI and the amounts reclassified from AOCI to net income (loss). The tax effects of all amounts in the tables below, except for an immaterial amount of unrealized gains and losses on available-for-sale securities held at the Company's U.K. subsidiary, were computed using the enacted U.S. federal corporate tax rate of 21%. OCI included a deferred tax expense of $3.2 million and a deferred tax benefit of $5.1 million for the three and six months ended June 30, 2021, respectively, as compared to a deferred tax expense of $16.8 million and $5.8 million for the same respective periods of 2020.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2021
The changes in the balance of each component of AOCI for the three and six months ended June 30, 2021 and 2020 were as follows:

(In thousands)	Unrealized Investment Gains (Losses)	Non-credit Impairments	Unrecognized Change in Defined Benefit Plan Liabilities*	Accumulated Other Comprehensive Income (Loss)
Balance, April 1, 2021	$41,626	$—	$(104)	$41,522
OCI, before reclassifications, net of tax	15,918	—	8	15,926
Amounts reclassified from AOCI, net of tax	(4,376)	—	—	(4,376)
Net OCI, current period	11,542	—	8	11,550
Balance, June 30, 2021	$53,168	$—	$(96)	$53,072

(In thousands)	Unrealized Investment Gains (Losses)	Non-credit Impairments	Unrecognized Change in Defined Benefit Plan Liabilities*	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2020	$75,388	$(57)	$(104)	$75,227
OCI, before reclassifications, net of tax	(14,497)	—	8	(14,489)
Amounts reclassified from AOCI, net of tax	(7,723)	57	—	(7,666)
Net OCI, current period	(22,220)	57	8	(22,155)
Balance, June 30, 2021	$53,168	$—	$(96)	$53,072

(In thousands)	Unrealized Investment Gains (Losses)	Non-credit Impairments	Unrecognized Change in Defined Benefit Plan Liabilities*	Accumulated Other Comprehensive Income (Loss)
Balance, April 1, 2020	$(4,015)	$(817)	$(78)	$(4,910)
OCI, before reclassifications, net of tax	69,159	(187)	—	68,972
Amounts reclassified from AOCI, net of tax	(3,232)	300	—	(2,932)
Net OCI, current period	65,927	113	—	66,040
Balance, June 30, 2020	$61,912	$(704)	$(78)	$61,130

(In thousands)	Unrealized Investment Gains (Losses)	Non-credit Impairments	Unrecognized Change in Defined Benefit Plan Liabilities*	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2019	$37,333	$(300)	$(78)	$36,955
OCI, before reclassifications, net of tax	27,695	(704)	—	26,991
Amounts reclassified from AOCI, net of tax	(3,116)	300	—	(2,816)
Net OCI, current period	24,579	(404)	—	24,175
Balance, June 30, 2020	$61,912	$(704)	$(78)	$61,130
* Represents the re-estimation of the defined benefit plan liability assumed in the Eastern acquisition. The Eastern defined benefit plan is frozen as to the earnings of additional benefits and the benefit plan liability is re-estimated annually. As a result of the NORCAL acquisition, the Company sponsors another frozen defined benefit plan (see Note 16). There were no amounts recorded in AOCI related to the re-estimation of this plan as of June 30, 2021 due to the application of GAAP purchase accounting. This plan will also be re-estimated annually on December 31 each year.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2021
13. Variable Interest Entities
ProAssurance holds passive interests in a number of entities that are considered to be VIEs under GAAP guidance. ProAssurance's VIE interests principally consist of interests in LPs/LLCs formed for the purpose of achieving diversified equity and debt returns. ProAssurance's VIE interests, carried as a part of investment in unconsolidated subsidiaries, totaled $282.3 million at June 30, 2021 and $282.2 million at December 31, 2020. ProAssurance does not have power over the activities that most significantly impact the economic performance of these VIEs and thus is not the primary beneficiary. Investments in entities where ProAssurance holds a greater than minor interest but does not hold a controlling interest are accounted for using the equity method. Therefore, ProAssurance has not consolidated these VIEs. ProAssurance’s involvement with each of these VIEs is limited to its direct ownership interest in the VIE. Except for the funding commitments disclosed in Note 9, ProAssurance has no arrangements with any of these VIEs to provide other financial support to or on behalf of the VIE. At June 30, 2021, ProAssurance’s maximum loss exposure relative to these investments was limited to the carrying value of ProAssurance’s investment in the VIE.
As a result of the Company's acquisition of NORCAL (see Note 2), ProAssurance is the primary beneficiary of PPM RRG. While there is no direct ownership of PPM RRG by ProAssurance, it manages the business operations of PPM RRG through its management services agreement and has effective control of the PPM RRG's Board of Directors through an irrevocable voting proxy. The management services agreement allows ProAssurance to provide management and oversight services to the RRG, which includes the ability to make business decisions impacting the operations of PPM RRG. PPM RRG has a $5 million surplus note to NORCAL which is its only source of capital. ProAssurance has consolidated the account balances and transactions of PPM RRG beginning on the NORCAL acquisition date of May 5, 2021. At June 30, 2021, approximately $146 million of ProAssurance's assets and $146 million of its liabilities included on the Condensed Consolidated Balance Sheet were related to PPM RRG.
14. Earnings (Loss) Per Share
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

(In thousands, except per share data)	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Weighted average number of common shares outstanding, basic	53,965	53,864	53,942	53,836
Dilutive effect of securities:
Restricted Share Units	81	22	78	48
Performance Share Units	2	—	3	2
Weighted average number of common shares outstanding, diluted	54,048	53,886	54,023	53,886
Effect of dilutive shares on earnings (loss) per share	$(0.01)	$—	$—	$—
The diluted weighted average number of common shares outstanding for the three and six months ended June 30, 2021 excludes approximately 37,000 and 19,000, respectively, of common share equivalents issuable under the Company's stock compensation plans, as compared to approximately 180,000 and 90,000 during the same respective periods of 2020, as their effect would have been antidilutive.
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

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2021
15. Segment Information
ProAssurance's segments are based on the Company's internal management reporting structure for which financial results are regularly evaluated by the Company's CODM to determine resource allocation and assess operating performance. The Company operates in five segments that are organized around the nature of the products and services provided: Specialty P&C, Workers' Compensation Insurance, Segregated Portfolio Cell Reinsurance, Lloyd's Syndicates and Corporate. The Company continually assesses its internal management reporting structure and information evaluated by its CODM to determine whether any changes have occurred that would impact its segment reporting structure. During the second quarter of 2021, the Company reevaluated its segment reporting structure due to the acquisition of NORCAL (see Note 2) and concluded no changes in the Company's segments were required as a result of the acquisition as there was no change to the Company's internal management reporting structure. As NORCAL is an underwriter of healthcare professional liability insurance, NORCAL's underwriting results, since the date of acquisition, are included in the Specialty P&C segment while NORCAL's investment results, since the date of acquisition, are included in the Corporate segment. A description of each of ProAssurance's five operating and reportable segments follows.
Specialty P&C includes professional liability insurance and medical technology liability insurance. Professional liability insurance is primarily comprised of medical professional liability products offered to healthcare providers and institutions. The Specialty P&C segment's professional liability insurance also includes the business acquired through the NORCAL transaction that closed on May 5, 2021, as previously discussed. The Company also offers, to a lesser extent, professional liability insurance to attorneys and their firms. Medical technology liability insurance is offered to medical technology and life sciences companies that manufacture or distribute products including entities conducting human clinical trials. In addition, the Company also offers custom alternative risk solutions including loss portfolio transfers, assumed reinsurance and captive cell programs for healthcare professional liability insureds. For the alternative market captive cell programs, the Specialty P&C segment cedes either all or a portion of the premium to certain SPCs in the Company's Segregated Portfolio Cell Reinsurance segment.
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
Lloyd's Syndicates includes the results from ProAssurance's participation in Lloyd's of London Syndicate 1729 and Syndicate 6131. The results of this segment are normally reported on a quarter lag, except when information is available that is material to the current period. Furthermore, investment results associated with the majority of investment assets solely allocated to Lloyd's Syndicate operations and certain U.S. paid administrative expenses are reported concurrently as that information is available on an earlier time frame. Syndicate 1729 underwrites risks over a wide range of property and casualty insurance and reinsurance lines in both the U.S. and international markets while Syndicate 6131 focuses on contingency and specialty property business, also within the U.S. and international markets. To support and grow the Company's core insurance operations, ProAssurance decreased its participation in the results of Syndicate 1729 for the 2021 underwriting year to 5% from 29%. Syndicate 6131 is an SPA that underwrites on a quota share basis with Syndicate 1729. Effective July 1, 2020, Syndicate 6131 entered into a six-month quota share reinsurance agreement with an unaffiliated insurer. Under this agreement, Syndicate 6131 ceded essentially half of the premium assumed from Syndicate 1729 to the unaffiliated insurer; the agreement was non-renewed on January 1, 2021 and the Company decreased its participation in the results of Syndicate 6131 to 50% from 100% for the 2021 underwriting year. Due to the quarter lag, the change in the Company's participation in the results of Syndicates 1729 and 6131 was not reflected in its results until the second quarter of 2021.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2021
Corporate includes ProAssurance's investment operations, including the investment operations of NORCAL since the date of acquisition and excludes those reported in the Company's Segregated Portfolio Cell Reinsurance and Lloyd's Syndicates segments, interest expense and U.S. income taxes. The segment also includes non-premium revenues generated outside of the Company's insurance entities and corporate expenses.
The accounting policies of the segments are described in Note 1 of the Notes to Consolidated Financial Statements in ProAssurance’s December 31, 2020 report on Form 10-K. ProAssurance evaluates the performance of its Specialty P&C and Workers' Compensation Insurance segments based on before tax underwriting profit or loss. ProAssurance evaluates the performance of its Segregated Portfolio Cell Reinsurance segment based on operating profit or loss, which includes investment results of investment assets solely allocated to SPC operations, net of U.S. federal income taxes. Performance of the Lloyd's Syndicates segment is evaluated based on operating profit or loss, which includes investment results of investment assets solely allocated to Lloyd's Syndicate operations, net of U.K. income tax expense. Performance of the Corporate segment is evaluated based on the contribution made to consolidated after-tax results. ProAssurance accounts for inter-segment transactions as if the transactions were to third parties at current market prices. Assets are not allocated to segments because investments, other than the investments discussed above that are solely allocated to the Segregated Portfolio Cell Reinsurance and Lloyd's Syndicates segments, and other assets are not managed at the segment level. The tabular information that follows shows the financial results of the Company's reportable segments reconciled to results reflected in the Condensed Consolidated Statements of Income and Comprehensive Income. ProAssurance does not consider goodwill or intangible asset impairments, a gain on bargain purchase or transaction-related costs for completed business combinations, including any related tax impacts, in assessing the financial performance of its operating and reportable segments, and thus are included in the reconciliation of segment results to consolidated results.
Financial results by segment were as follows:

	Three Months Ended June 30, 2021
(In thousands)	Specialty P&C	Workers' Compensation Insurance	Segregated Portfolio Cell Reinsurance	Lloyd's Syndicates	Corporate	Inter-segment Eliminations	Consolidated
Net premiums earned	$168,635	$40,626	$16,272	$13,460	$—	$—	$238,993
Net investment income	—	—	206	518	16,693	—	17,417
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	—	11,927	—	11,927
Net realized gains (losses)	—	—	1,580	89	9,164	—	10,833
Other income (loss)(1)	1,471	900	1	361	351	(626)	2,458
Net losses and loss adjustment expenses	(140,214)	(27,751)	(8,443)	(5,444)	—	—	(181,852)
Underwriting, policy acquisition and operating expenses(1)	(28,877)	(12,712)	(5,293)	(4,721)	(5,929)	626	(56,906)
SPC U.S. federal income taxes(2)	—	—	(504)	—	—	—	(504)
SPC dividend (expense) income	—	—	(2,864)	—	—	—	(2,864)
Interest expense	—	—	—	—	(5,176)	—	(5,176)
Income tax benefit (expense)	—	—	—	—	(220)	—	(220)
Segment results	$1,015	$1,063	$955	$4,263	$26,810	$—	34,106

Reconciliation of segments to consolidated results:
Gain on bargain purchase							74,408
Transaction-related costs, net(3)							(16,464)
Net income (loss)							$92,050
Significant non-cash items:
Gain on bargain purchase							$74,408
Depreciation and amortization, net of accretion	$3,134	$903	$361	$16	$5,183	$—	$9,597

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2021

	Six Months Ended June 30, 2021
(In thousands)	Specialty P&C	Workers' Compensation Insurance	Segregated Portfolio Cell Reinsurance	Lloyd's Syndicates	Corporate	Inter-segment Eliminations	Consolidated
Net premiums earned	$284,249	$80,636	$32,156	$29,310	$—	$—	$426,351
Net investment income	—	—	427	1,246	30,761	—	32,434
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	—	18,715	—	18,715
Net realized gains (losses)	—	—	2,568	(26)	17,140	—	19,682
Other income (expense)(1)	1,939	1,293	2	582	2,245	(1,599)	4,462
Net losses and loss adjustment expenses	(241,400)	(53,958)	(17,867)	(18,411)	—	—	(331,636)
Underwriting, policy acquisition and operating expenses(1)	(55,223)	(24,998)	(10,320)	(11,311)	(12,177)	1,599	(112,430)
SPC U.S. federal income tax expense(2)	—	—	(860)	—	—	—	(860)
SPC dividend (expense) income	—	—	(4,606)	—	—	—	(4,606)
Interest expense	—	—	—	—	(8,389)	—	(8,389)
Income tax benefit (expense)	—	—	—	—	(1,151)	—	(1,151)
Segment results	$(10,435)	$2,973	$1,500	$1,390	$47,144	$—	42,572

Reconciliation of segments to consolidated results:
Gain on bargain purchase							74,408
Transaction-related costs, net(3)							(17,195)
Net income (loss)							$99,785
Significant non-cash items:
Gain on bargain purchase							$74,408
Depreciation and amortization, net of accretion	$5,305	$1,806	$677	$32	$8,500	$—	$16,320

	Three Months Ended June 30, 2020
(In thousands)	Specialty P&C	Workers' Compensation Insurance	Segregated Portfolio Cell Reinsurance	Lloyd's Syndicates	Corporate	Inter-segment Eliminations	Consolidated
Net premiums earned	$127,096	$42,406	$16,748	$21,043	$—	$—	$207,293
Net investment income	—	—	305	1,126	16,693	—	18,124
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	—	(25,355)	—	(25,355)
Net realized gains (losses)	—	—	2,606	529	16,850	—	19,985
Other income (expense)(1)	1,092	519	55	40	404	(415)	1,695
Net losses and loss adjustment expenses	(159,559)	(28,425)	(7,680)	(15,335)	—	—	(210,999)
Underwriting, policy acquisition and operating expenses(1)	(25,234)	(13,456)	(5,360)	(7,293)	(7,764)	415	(58,692)
SPC U.S. federal income tax expense(2)	—	—	(480)	—	—	—	(480)
SPC dividend (expense) income	—	—	(4,642)	—	—	—	(4,642)
Interest expense	—	—	—	—	(3,714)	—	(3,714)
Income tax benefit (expense)	—	—	—	—	38,686	—	38,686
Segment results	$(56,605)	$1,044	$1,552	$110	$35,800	$—	(18,099)
Net income (loss)							$(18,099)

Significant non-cash items:
Depreciation and amortization, net of accretion	$1,680	$922	$91	$14	$2,378	$—	$5,085

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2021

	Six Months Ended June 30, 2020
(In thousands)	Specialty P&C	Workers' Compensation Insurance	Segregated Portfolio Cell Reinsurance	Lloyd's Syndicates	Corporate	Inter-segment Eliminations	Consolidated
Net premiums earned	$247,456	$86,921	$33,728	$43,044	$—	$—	$411,149
Net investment income	—	—	559	2,285	36,110	—	38,954
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	—	(26,917)	—	(26,917)
Net realized gains (losses)	—	—	(601)	611	(8,698)	—	(8,688)
Other income (expense)(1)	2,788	1,276	191	(192)	1,038	(1,156)	3,945
Net losses and loss adjustment expenses	(270,491)	(58,192)	(17,032)	(30,116)	—	—	(375,831)
Underwriting, policy acquisition and operating expenses(1)	(54,818)	(27,622)	(10,439)	(16,434)	(12,589)	1,156	(120,746)
SPC U.S. federal income tax expense(2)	—	—	(702)	—	—	—	(702)
SPC dividend (expense) income	—	—	(4,134)	—	—	—	(4,134)
Interest expense	—	—	—	—	(7,844)	—	(7,844)
Income tax benefit (expense)	—	—	—	29	50,732	—	50,761
Segment results	$(75,065)	$2,383	$1,570	$(773)	$31,832	$—	(40,053)
Net income (loss)							$(40,053)
Significant non-cash items:
Depreciation and amortization, net of accretion	$3,260	$1,848	$160	$23	$4,533	$—	$9,824
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

(3) Represents the transaction-related costs, after-tax, associated with the acquisition of NORCAL. Pre-tax transaction-related costs of $20.3 million and $21.2 million were included as a component of consolidated operating expense and the associated income tax benefit of $3.8 million and $4.0 million were included as a component of consolidated income tax benefit (expense) on the Condensed Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2021, respectively.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2021
The following table provides detailed information regarding ProAssurance's gross premiums earned by product as well as a reconciliation to net premiums earned. All gross premiums earned are from external customers except as noted. ProAssurance's insured risks are primarily within the U.S.

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2021	2020	2021	2020
Specialty P&C Segment
Gross premiums earned:
HCPL	$150,784	$111,836	$247,829	$215,304
Small Business Unit	25,905	24,915	51,831	51,565
Medical Technology Liability	9,613	8,641	18,551	17,169
Other	172	155	323	532
Ceded premiums earned	(17,839)	(18,451)	(34,285)	(37,114)
Segment net premiums earned	168,635	127,096	284,249	247,456

Workers' Compensation Insurance Segment
Gross premiums earned:
Traditional business	43,693	45,524	85,436	93,008
Alternative market business	17,017	17,906	33,906	36,034
Ceded premiums earned	(20,084)	(21,024)	(38,706)	(42,121)
Segment net premiums earned	40,626	42,406	80,636	86,921

Segregated Portfolio Cell Reinsurance Segment
Gross premiums earned:
Workers' compensation(1)	16,254	17,189	32,368	34,702
HCPL(2)	2,173	1,723	4,026	3,400
Ceded premiums earned	(2,155)	(2,164)	(4,238)	(4,374)
Segment net premiums earned	16,272	16,748	32,156	33,728

Lloyd's Syndicates Segment
Gross premiums earned:
Property and casualty	16,635	26,336	37,020	54,532
Ceded premiums earned	(3,175)	(5,293)	(7,710)	(11,488)
Segment net premiums earned	13,460	21,043	29,310	43,044

Consolidated net premiums earned	$238,993	$207,293	$426,351	$411,149
(1) Premium for all periods is assumed from the Workers' Compensation Insurance segment.
(2) Premium for all periods is assumed from the Specialty P&C segment.
16. Benefit Plans
ProAssurance assumed a defined benefit pension plan on May 5, 2021 as a result of its acquisition of NORCAL (see Note 2 for additional information), which covers substantially all NORCAL employees (except those that were previous employees of Medicus Insurance Company and FD Insurance Company), employees of PPM RRG as well as new hires after December 31, 2013. Benefits are based on years of service and the employee’s average of the highest five years of annual compensation. Annual contributions to the defined benefit pension plan are not less than the minimum funding standards outlined in the Employee Retirement Income Security Act of 1974, as amended. ProAssurance makes contributions to the defined benefit pension plan with the goal of ensuring that it is adequately funded to meet its future obligations. ProAssurance did not make any contributions to the pension plan during the period from May 5, 2021 to June 30, 2021 and does not anticipate making any contributions for the remainder of 2021. The defined benefit pension plan no longer has future service accruals or compensation increases because this plan was frozen effective December 31, 2015.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2021
The weighted average discount rate used to determine the projected benefit obligation of the defined benefit pension plan as of the date of the NORCAL acquisition on May 5, 2021 was 2.95%. The weighted average discount rate and the weighted average expected return on plan assets used to determine net periodic benefit cost (credit) for the period from May 5, 2021 to December 31, 2021 was 2.95% and 3.75%, respectively.
The components of the net periodic benefit cost (credit) for the three and six months ended June 30, 2021 were equal and are as follows:

($ in thousands)	Three and Six Months Ended June 30, 2021
Components of net periodic (benefit) cost:
Interest cost	$474
Expected return on Plan assets	(642)
Total net periodic (benefit) cost*	$(168)
*Net periodic (benefit) cost is included as a component of operating expense on the Condensed Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2021, respectively.

17. Subsequent Events
On July 15, 2021, ProAssurance repaid the balance outstanding on the ProAssurance Insurance Company of America Mortgage Loan of $19.7 million.
On August 6, 2021, ProAssurance repaid the balance outstanding of $15.0 million on the Revolving Credit Agreement. See Note 11 for further discussion on the Mortgage Loans and the Revolving Credit Agreement.

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
We operate in five segments which are based on our internal management reporting structure for which financial results are regularly evaluated by our CODM to determine resource allocation and assess operating performance. Descriptions of ProAssurance's five operating and reportable segments are as follows:
•Specialty P&C - This segment includes our professional liability business and medical technology liability business. Our professional liability insurance is primarily comprised of medical professional liability products offered to healthcare providers and institutions. Our professional liability insurance also includes the business acquired through the NORCAL transaction that closed on May 5, 2021. In addition, we offer, to a lesser extent, professional liability insurance to attorneys and their firms. Medical technology liability insurance is offered to medical technology and life sciences companies that manufacture or distribute products including entities conducting human clinical trials. We also offer custom alternative risk solutions including loss portfolio transfers, assumed reinsurance and captive cell programs for healthcare professional liability insureds. For our alternative market captive cell programs, we cede either all or a portion of the premium to certain SPCs in our Segregated Portfolio Cell Reinsurance segment.
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
•Lloyd's Syndicates - This segment includes the results from our participation in Lloyd's of London Syndicate 1729 and Syndicate 6131. The results of this segment are normally reported on a quarter lag, except when information is available that is material to the current period. Syndicate 1729 underwrites risks over a wide range of property and casualty insurance and reinsurance lines in both the U.S. and international markets while Syndicate 6131 focuses on contingency and specialty property business, also within the U.S. and international markets. To support and grow our core insurance operations, we decreased our participation in the results of Syndicate 1729 for the 2021 underwriting year to 5% from 29%. Syndicate 6131 is an SPA that underwrites on a quota share basis with Syndicate 1729. Effective July 1, 2020, Syndicate 6131 entered into a six-month quota share reinsurance agreement with an unaffiliated insurer. Under this agreement, Syndicate 6131 ceded essentially half of the premium assumed from Syndicate 1729 to the unaffiliated insurer; the agreement was non-renewed on January 1, 2021 and we decreased our participation in the results of Syndicate 6131 to 50% from 100% for the 2021 underwriting year. Due to the quarter lag, the change in our participation in the results of Syndicates 1729 and 6131 was not reflected in our results until the second quarter of 2021.

•Corporate - This segment includes our investment operations, including the investment operations of NORCAL since the date of acquisition and excludes those reported in our Segregated Portfolio Cell Reinsurance and Lloyd's Syndicates segments, interest expense and U.S. income taxes. This segment also includes non-premium revenues generated outside of our insurance entities and corporate expenses.
Additional information regarding our segments is included in Note 15 of the Notes to Condensed Consolidated Financial Statements and in the Segment Results sections that follow.
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
As of June 30, 2021, our reserve is comprised almost entirely of long-tail exposures. The estimation of long-tailed losses is inherently difficult and is subject to significant judgment on the part of management. Due to the nature of our claims, our loss costs, even for claims with similar characteristics, can vary significantly depending upon many factors, including but not limited to the specific characteristics of the claim and the manner in which the claim is resolved. Long-tailed insurance is characterized by the extended period of time typically required both to assess the viability of a claim and potential damages, if any, and to reach a resolution of the claim. The claims resolution process may extend to more than five years. The combination of continually changing conditions and the extended time required for claim resolution results in a loss cost estimation process that requires actuarial skill and the application of significant judgment, and such estimates require periodic modification.
Our reserve is established by management after taking into consideration a variety of factors including premium rates, historical paid and incurred loss development trends and our evaluation of the current loss environment including frequency, severity, expected effect of inflation, general economic and social trends, and the legal and political environment. We also take into consideration the conclusions reached by our internal and consulting actuaries. We update and review the data underlying the estimation of our reserve for losses each reporting period and make adjustments to loss estimation assumptions that we believe best reflect emerging data. Both our internal and consulting actuaries perform an in-depth review of our reserve for losses on at least a semi-annual basis using the loss and exposure data of our insurance subsidiaries.
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

Specialty P&C Segment. Loss costs within this segment are impacted by many factors including but not limited to the nature of the claim, including whether or not the claim is an individual or a mass tort claim, the personal situation of the claimant or the claimant's family, the outcome of jury trials, the legislative and judicial climate where any potential litigation may occur, general economic and social trends and, for claims involving bodily injury, the trend of healthcare costs. Within our Specialty P&C segment, for our professional liability business (80% of our consolidated gross reserve for losses and loss adjustment expenses as of December 31, 2020; predominantly comprised of our HCPL products), we set an initial reserve based upon our evaluation of the current loss environment including frequency, severity, economic inflation, social inflation and legal trends.
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
As in our Specialty P&C segment, we observed a reduction in claims frequency in 2020 that has continued into 2021 in our Workers' Compensation Insurance segment, some of which is likely associated with the COVID-19 pandemic. However, we have experienced an increase in 2021 accident year reported losses through June 30, 2021, including increased severity-related claim activity, which we primarily attribute to workers returning to full employment with the easing of pandemic-related restrictions in our operating territories. As a result of the increase in reported losses, we adjusted our current accident year loss ratio for the six months ended June 30, 2021 during the second quarter of 2021. Our COVID-19 claim activity has trended downward through the first half of 2021; however, the impact of legislative and regulatory bodies in certain states changing or attempting to broaden compensability requirements for COVID-19 claims could, if successful, have an adverse impact on the frequency and severity related to COVID-19 claims. See further discussion in the "Insurance Regulatory Matters" section in Part 1, Item 1 of our December 31, 2020 report on Form 10-K. Furthermore, as it relates to both our Workers' Compensation Insurance and Segregated Portfolio Cell Reinsurance segments, the current economic conditions resulting from the COVID-19 pandemic have introduced significant risk of a prolonged recession, which could have an adverse impact on our return to wellness efforts and the ability of injured workers to return to work, resulting in a potential reduction in favorable claim trends in future periods.
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
Acquired Reserve
The acquisition of NORCAL increased our gross reserves by $1.2 billion which was the fair value of NORCAL's loss reserve at the time of acquisition. The fair value estimate of NORCAL's reserve for losses and loss adjustment expenses was based on three components: an actuarial estimate of the expected future net cash flows, a reduction to those cash flows for the time value of money determined utilizing the U.S. Treasury Yield Curve and a risk margin adjustment to reflect the net present value of profit that an investor would demand in return for the assumption of the development risk associated with the reserve. The fair value of NORCAL's gross reserve, including the risk margin adjustment, exceeded the actuarial estimate of NORCAL’s undiscounted loss reserve by approximately $42.2 million as of May 5, 2021. This fair value adjustment was recorded to the reserve for losses and loss adjustment expenses and will be amortized over a period utilizing loss payment patterns as a reduction to prior accident year net losses and loss adjustment expenses. See Note 2 of the Notes to Condensed Consolidated Financial Statements for more information.
Investment Valuations
We record the majority of our investments at fair value as shown in the table below. At June 30, 2021, the distribution of our investments based on GAAP fair value hierarchies (levels) was as follows:

	Distribution by GAAP Fair Value Hierarchy
	Level 1	Level 2	Level 3	Not Categorized	Total Investments
Investments recorded at:
Fair value	11%	80%	1%	5%	97%
Other valuations					3%
Total Investments					100%
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
Nonrecurring Fair Value Measurements
We measure the fair value of certain assets on a nonrecurring basis when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. These assets include investments carried principally at cost, investments in tax credit partnerships, fixed assets, goodwill and other intangible assets. These assets would also include any equity method investments that do not provide a NAV. We did not have any assets or liabilities that were measured at fair value on a nonrecurring basis at June 30, 2021 or December 31, 2020.

Investments - Other Valuation Methodologies
Certain of our investments, in accordance with GAAP for the type of investment, are measured using methodologies other than fair value. At June 30, 2021, these investments represented approximately 3% of total investments, and are detailed in the following table. Additional information about these investments is provided in Notes 3 and 4 of the Notes to Condensed Consolidated Financial Statements.

(In millions)	Carrying Value	GAAP Measurement Method
Other investments:
Other, principally FHLB capital stock	$3.2	Principally Cost
Investment in unconsolidated subsidiaries:
Investments in tax credit partnerships	19.6	Equity
Equity method investments, primarily LPs/LLCs	45.6	Equity
	65.2
BOLI	80.2	Cash surrender value
Total investments - Other valuation methodologies	$148.6
Impairments
We evaluate our available-for-sale investment securities, which at June 30, 2021 and December 31, 2020 consisted entirely of fixed maturity securities, on at least a quarterly basis for the purpose of determining whether declines in fair value below recorded cost basis represent an impairment loss. We consider a credit-related impairment loss to have occurred:
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
•adverse legal or regulatory events;
•significant deterioration in the market environment that may affect the value of collateral (e.g., decline in real estate prices);
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
Pension
As a result of our NORCAL acquisition, we sponsor a frozen defined benefit pension plan which covers substantially all NORCAL employees (except those that were previous employees of Medicus Insurance Company and FD Insurance Company), employees of PPM RRG as well as new hires after December 31, 2013. Accounting for pension benefits requires the use of assumptions for the valuation of the PBO and the expected performance of the plan assets.
We use December 31 as the measurement date for calculating our obligation related to this defined benefit pension plan. The PBO for pension benefits represents the present value of all future benefits earned as of the measurement date for vested and non-vested employees. At each measurement date, we review the various assumptions impacting the amounts recorded for the pension plan including the discount rates, which impacts the recorded value of the PBO and interest costs, and the expected return on plan assets.
To estimate the discount rate at the measurement date, we use a bond yield curve model, developed based on pricing and yield information for high quality corporate bonds. The assumption for the expected return on plan assets is based on the anticipated returns that will be earned by the portfolio over the long term. The expected return is influenced, but not determined, by historical portfolio performance.
Accounting standards provide for the delayed recognition of differences between actual results and expected or estimated results. This delayed recognition of the differences is amortized into earnings over time. The differences between actual results and expected or estimated results are recognized in full in AOCI. Amounts recognized in AOCI are reclassified to earnings in a systematic manner over the average future service period of participants. Due to the acquisition of NORCAL and the application of GAAP purchase accounting, there were no amounts recorded in AOCI as of June 30, 2021.
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
As part of our evaluation of the recoverability of DPAC, we also evaluate our unearned premiums for premium deficiencies. A premium deficiency is recognized if the sum of anticipated losses and loss adjustment expenses, unamortized DPAC and maintenance costs, net of anticipated investment income, exceeds the related unearned premium. If a premium deficiency is identified, the associated DPAC is written off, and a PDR is recorded for the excess deficiency as a component of net losses and loss adjustment expenses in our Condensed Consolidated Statement of Income and Comprehensive Income and as a component of the reserve for losses on our Condensed Consolidated Balance Sheet. During the three and six months ended June 30, 2021 we did not determine any DPAC to be unrecoverable.
Estimation of Taxes / Tax Credits
For interim periods, we generally utilize the estimated annual effective tax rate method under which we determine our provision (benefit) for income taxes based on the current estimate of our annual effective tax rate. During the second quarter of 2021, we utilized the discrete effective tax rate method for recording income taxes for the six months ended June 30, 2021. The discrete method is applied when the application of the estimated annual effective tax rate method is impractical and does not provide a reliable estimate of the annual effective tax rate. We believe the use of the discrete effective tax rate method is more appropriate than the annual effective tax rate method as minor changes in our estimated ordinary income would have a significant effect on the estimated annual effective tax rate and would result in sizable variations in the customary relationship between income tax expense (benefit) and pre-tax accounting income (loss). We will reevaluate our use of this method each quarter until we believe a return to the estimated annual effective tax rate method is deemed appropriate. In calculating our year-to-date income tax expense (benefit), we include the estimated benefit of tax credits for the year-to-date period based on the most recently available information provided by the tax credit partnerships; the actual amounts of credits provided by the tax credit partnerships may prove to be different than our estimates. The effect of such a difference is recognized in the period identified.
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
A valuation allowance was established in a prior year against the deferred tax asset related to the NOL carryforwards for the U.K. operations. In addition, a valuation allowance was established in 2020 against a portion of the deferred tax asset related to the U.S. state NOL carryforwards. Management concluded that it was more likely than not that these deferred tax assets will not be realized. We also established a valuation allowance in a prior year against the deferred tax assets of certain SPCs at our wholly owned Cayman Islands reinsurance subsidiary, Inova Re. Due to the limited operations of these SPCs, management concluded that a valuation allowance was required. As of June 30, 2021, management concluded that a valuation allowance was still required against the deferred tax assets related to the NOL carryforwards for the U.K. operations, against the deferred tax assets related to the U.S. state NOL carryforwards and against the deferred tax assets of certain SPCs at Inova Re. See further discussion in Note 5 of the Notes to Consolidated Financial Statements in our December 31, 2020 report on Form 10-K.
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
American Rescue Plan Act of 2021
In response to economic concerns associated with COVID-19, the American Rescue Plan Act of 2021 was signed into law on March 11, 2021 and includes an expansion of the number of employees covered by the limitation on the deductibility of compensation in excess of $1 million. This provision is effective for tax years beginning after December 31, 2026. We have evaluated this provision as well as the other provisions of the American Rescue Plan Act of 2021 and concluded that they will not have a material impact on our financial position or results of operations as of June 30, 2021. See further discussion in Note 6 of the Notes to Condensed Consolidated Financial Statements.

Unrecognized Tax Benefits
We evaluate tax positions taken on tax returns and recognize positions in our financial statements when it is more likely than not that we will sustain the position upon resolution with a taxing authority. If recognized, the benefit is measured as the largest amount of benefit that has a greater than 50% probability of being realized. We review uncertain tax positions each quarter, considering changes in facts and circumstances, such as changes in tax law, interactions with taxing authorities and developments in case law, and make adjustments as we consider necessary. Adjustments to our unrecognized tax benefits may affect our income tax expense, and settlement of uncertain tax positions may require the use of cash. Other than differences related to timing, no significant adjustments were considered necessary during the three and six months ended June 30, 2021 or 2020. At June 30, 2021, our liability for unrecognized tax benefits approximated $5.2 million.
Goodwill / Intangibles
Goodwill and intangible assets are tested for impairment annually or more frequently if circumstances indicate an impairment may have occurred. The date of our annual impairment testing is October 1. Impairment of goodwill is tested at the reporting unit level, which is consistent with our reportable segments identified in Note 15 of the Notes to Condensed Consolidated Financial Statements. Of the five reporting units, two have net goodwill - Workers' Compensation Insurance and Segregated Portfolio Cell Reinsurance. For our last annual impairment test at October 1, 2020, we performed qualitative assessments for our Workers' Compensation Insurance and Segregated Portfolio Cell Reinsurance reporting units (see Note 7 of the Notes to Condensed Consolidated Financial Statements). Management concluded that it was not more likely than not that the fair value of each of our two reporting units that have net goodwill was less than the carrying value of each reporting unit as of the testing date; therefore no further impairment testing was required. In addition, there were no triggering events as of June 30, 2021 that would suggest an updated impairment test would be needed for our goodwill and intangible assets.
The acquisition of NORCAL added $14 million to identifiable intangible assets as of the acquisition date. Intangible assets acquired in the NORCAL acquisition included the following:

(In thousands)	Estimated Fair Value on Acquisition Date	Estimated Useful Life
Trade name	$1,000	3
Licenses	13,000	Indefinite
Total	$14,000
See further information on the intangible assets acquired in the NORCAL acquisition in Note 2 of the Notes to Condensed Consolidated Financial Statements and additional information regarding our goodwill and intangible assets is included in Note 1 and Note 6 of the Notes to Consolidated Financial Statements included in our December 31, 2020 report on Form 10-K.
Business Combinations
We accounted for our acquisition of NORCAL in accordance with GAAP relating to business combinations which required us to make certain estimates and assumptions including determining the fair value of the non-cash components of the acquisition consideration and the acquisition date fair values of the acquired tangible and identifiable intangible assets and assumed liabilities of NORCAL. Subsequent to the preliminary valuation of the non-cash components of the purchase consideration and net assets acquired, any adjustment identified associated with the purchase price allocation will be evaluated to determine whether the adjustment represents a measurement period adjustment in accordance with GAAP. If the adjustment is deemed to be a measurement period adjustment and is identified within one year of the acquisition, then the measurement period adjustment will be recorded in the current reporting period with a corresponding adjustment to the gain on bargain purchase.
Contingent Consideration
The purchase consideration in the NORCAL acquisition included contingent consideration. NORCAL policyholders who elected to receive NORCAL stock and tender it to ProAssurance are eligible for a share of contingent consideration in an amount of up to approximately $84 million depending upon the after-tax development of NORCAL's ultimate net losses between December 31, 2020 and December 31, 2023. The estimated fair value of this contingent consideration was $24 million as of June 30, 2021 and was derived utilizing a stochastic model (Monte Carlo simulation). This estimate does not guarantee that contingent consideration will ultimately be paid. Depending on NORCAL's actual ultimate net loss development between December 31, 2020 and December 31, 2023, the actual amount due to eligible policyholders may be greater than or less than the $24 million current estimate. See further discussion around the contingent consideration in Note 2 and Note 9 of the Notes to Condensed Consolidated Financial Statements.

VOBA
VOBA is an intangible asset (or liability) that reflects the estimated fair value of in-force contracts acquired in an acquisition and represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the business in-force at the acquisition date. VOBA is based on actuarially determined projections, and in instances where the in-force business is expected to generate an underwriting loss, the value of VOBA may be negative. Negative VOBA is reported in the reserve for losses and loss adjustment expenses on the Condensed Consolidated Balance Sheet.
We recognized negative VOBA of $11.7 million in connection with our acquisition of NORCAL, representing the value of future losses expected to be recognized over the lifetime of the contracts acquired determined using a discount rate and other relevant assumptions. The negative VOBA will be amortized over a period in proportion to the earn-out of the premium as a reduction to current accident year net losses and loss adjustment expenses on the Condensed Consolidated Statements of Income and Comprehensive Income. See Note 2 of the Notes to Condensed Consolidated Financial Statements for more information.
Gain on Bargain Purchase
A gain on bargain purchase is recognized in conjunction with business acquisitions when the fair value of net identifiable assets acquired exceeds the purchase consideration for the business acquisition. This results in an economic gain to the acquiring entity that is recognized in earnings and is considered unusual, infrequent and non-recurring in nature. We exclude gains on bargain purchases from Non-GAAP operating income (loss) as they do not reflect normal operating results. See further discussion around the gain on bargain purchase recognized in the second quarter of 2021 from the NORCAL acquisition in Note 2 of the Notes to Condensed Consolidated Financial Statements.
Accounting Changes
We did not have any change in accounting estimates or policy that had a material effect on our results of operations or financial position during the six months ended June 30, 2021. We are not aware of any accounting changes not yet adopted as of June 30, 2021 that could have a material impact on our results of operations, financial position or cash flows.
Liquidity and Capital Resources and Financial Condition
Overview
ProAssurance Corporation is a holding company and is a legal entity separate and distinct from its subsidiaries. As a holding company, our principal source of external revenue is our investment revenues. In addition, dividends from our operating subsidiaries represent another source of funds for our obligations, including debt service and shareholder dividends. We also charge our operating subsidiaries within our Specialty P&C (excluding the acquired operating subsidiaries of NORCAL) and Workers' Compensation Insurance segments a management fee based on the extent to which services are provided to the subsidiary and the amount of gross premium written by the subsidiary. At June 30, 2021, we held cash and liquid investments of approximately $33 million outside our insurance subsidiaries that were available for use without regulatory approval or other restriction. As of August 6, 2021, we also have $250 million in permitted borrowings available under our Revolving Credit Agreement as well as the possibility of a $50 million accordion feature, if successfully subscribed.
To date, during 2021, our operating subsidiaries have paid dividends to us of approximately $30 million, which included $15 million paid in July 2021. Dividends paid in July 2021 have not been included in our cash and liquid investments held outside of our insurance subsidiaries at June 30, 2021. In the aggregate, our insurance subsidiaries are permitted to pay dividends of approximately $78 million over the remainder of 2021 without prior approval of state insurance regulators. However, the payment of any dividend requires prior notice to the insurance regulator in the state of domicile, and the regulator may reduce or prevent the dividend if, in its judgment, payment of the dividend would have an adverse effect on the surplus of the insurance subsidiary. We make the decision to pay dividends from an insurance subsidiary based on the capital needs of that subsidiary and may pay less than the permitted dividend or may also request permission to pay an additional amount (an extraordinary dividend).

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
Excess of Loss Reinsurance Agreements
We generally reinsure risks under treaties (our excess of loss reinsurance agreements) pursuant to which the reinsurers agree to assume all or a portion of all risks that we insure above our individual risk retention levels, up to the maximum individual limits offered. Generally, these agreements are negotiated and renewed annually. Our HCPL treaty renews annually on October 1 and, for the October 1, 2020 renewal, we increased our retention to $2 million from $1 million and added provisions for reinstatement premiums which resulted in a reduction to the gross rate paid under the renewed treaty. Historically, our Medical Technology Liability treaty renewed annually on January 1; however, the treaty that renewed on January 1, 2020 renewed on a short-term basis and was renewed again for a full year term on October 1, 2020 along with our HCPL treaty. Our Medical Technology Liability treaty which renewed on October 1, 2020 renewed at a lower rate than the previous agreement, with an increase in retention to $2 million from $1 million. NORCAL policies are currently reinsured under separate reinsurance agreements, primarily excess of loss, which have historically renewed annually on January 1. For the NORCAL excess of loss reinsurance arrangement that renewed on January 1, 2021, retention is generally the first $2 million in risk and coverages in excess of this amount are ceded up to $24 million. We currently plan to incorporate NORCAL policies into our existing HCPL excess of loss reinsurance arrangement with the October 1, 2021 renewal. Our Workers' Compensation treaty renews annually on May 1. Our traditional workers' compensation treaty renewed May 1, 2021 at a higher rate than the previous agreement, with an increase in the AAD to 3.50% from 3.16% of ceded earned premium, in excess of the $0.5 million retention per loss occurrence; all other material treaty terms were consistent with the expiring agreement. The significant coverages provided by our current excess of loss reinsurance agreements are detailed in the following table.

Excess of Loss Reinsurance Agreements

Healthcare Professional Liability	Medical Technology & Life Sciences Products	NORCAL	Workers' Compensation - Traditional
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
(5) Includes an AAD where retention is 3.5% of subject earned premium in annual losses otherwise recoverable in excess of the $500K retention per loss occurrence.
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
Each SPC has participants and the profit or loss of each cell accrues fully to these cell participants. As previously discussed, we participate in certain SPCs to a varying degree. Each SPC maintains a loss fund initially equal to the difference between premium assumed by the cell and the ceding commission. The external participants of each cell provide collateral to us, typically in the form of a letter of credit that is initially equal to the difference between the loss fund of the SPC (amount of funds available to pay losses after deduction of ceding commission) and the aggregate attachment point of the reinsurance. Over time, an SPC's retained profits are considered in the determination of the collateral amount required to be provided by the cell's external participants.

Cash Flows
Cash flows between periods compare as follows:

	Six Months Ended June 30
(In thousands)	2021	2020	Change
Net cash provided (used) by:
Operating activities	$31,015	$2,473	$28,542
Investing activities	(70,929)	81,519	(152,448)
Financing activities	(15,072)	(35,093)	20,021
Increase (decrease) in cash and cash equivalents	$(54,986)	$48,899	$(103,885)

	Six Months Ended June 30
(In thousands)	2020	2019	Change
Net cash provided (used) by:
Operating activities	$2,473	$79,015	$(76,542)
Investing activities	81,519	(2,720)	84,239
Financing activities	(35,093)	(64,887)	29,794
Increase (decrease) in cash and cash equivalents	$48,899	$11,408	$37,491
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
The increase in operating cash flows of $28.5 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 included additional net cash payments made by NORCAL of approximately $4.6 million primarily associated with acquisition-related expenses. Excluding NORCAL, operating cash flows increased by $33.1 million for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 primarily due to a decrease in paid losses of $75.7 million driven by our Specialty P&C and Segregated Portfolio Cell Reinsurance segments. The decrease in paid losses in our Specialty P&C segment was primarily due to a smaller number of claims resolved with large indemnity payments as compared to the prior year period, some of which is likely associated with the COVID-19 pandemic including the disruption of the court systems. The decrease in paid losses in our Segregated Portfolio Cell Reinsurance segment reflected the effect of the payment of a $10 million claim during the first quarter of 2020 by an SPC at Eastern Re in which we do not participate. This claim payment related to a reserve established by the SPC in 2019 related to an errors and omissions liability policy. Additionally, the increase in operating cash flows reflected a decrease in cash paid for operating expenses of $16.4 million driven by a decrease in various operational expenses in our Specialty P&C, Workers' Compensation Insurance and Corporate segments resulting from improvements over the past year including organizational structure enhancements and improved operating efficiencies. In addition, the decrease in cash paid for operating expenses was due to our decreased participation in the results of Syndicate 1729 and Syndicate 6131 for the 2021 underwriting year. The increase in operating cash flows was partially offset by a decrease in net premium receipts of $34.3 million driven by our Lloyd's Syndicates and Specialty P&C segments. The decrease in premium receipts in our Lloyd's Syndicates segment reflected our decreased participation in the results of Syndicate 1729 and Syndicate 6131 for the 2021 underwriting year. The decrease in premium receipts in our Specialty P&C segment was due to our re-underwriting efforts and the dissolution of our arrangement with CAPAssurance and the effect of $14.3 million of tail premium received from a large national healthcare account during the second quarter of 2020 (see further discussion in our Segment Operating Results - Specialty Property & Casualty section that follows). Additionally, the increase in operating cash flows was partially offset by a decrease in cash received from investment income of $25.5 million driven by a decrease in distributed earnings and redemptions from our portfolio of investments in LPs/LLCs. The remaining variance in operating cash flows for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 was comprised of individually insignificant components.
The decrease in operating cash flows for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 of $76.5 million was primarily due to an increase in paid losses of $68.0 million driven by our Specialty P&C and Segregated Portfolio Cell Reinsurance segments. The increase in paid losses in our Specialty P&C segment was primarily due to higher average claim payments. The increase in paid losses in our Segregated Portfolio Cell Reinsurance segment reflected the payment of a $10 million claim during the first quarter of 2020, as previously discussed. Additionally, the decrease in operating cash flows reflected a decrease in net cash received of $7.4 million associated with the cash settlement of the 2017 calendar year quota share reinsurance arrangement between our Specialty P&C segment and Syndicate 1729 due to the reduction in premiums ceded to Syndicate 1729. The decrease in operating cash flows was somewhat offset by an increase in net premium receipts of $18.4 million, an increase in cash received from investment income of $13.2 million and a decrease in 2020 net tax payments as compared to 2019 of $8.2 million. The increase in net premium receipts was driven by our Specialty P&C segment due to $14.3 million of tail premium, as previously discussed. The increase in cash received from investment income was primarily due to an increase in distributed earnings and redemptions from our portfolio of investments in LPs/LLCs. The decrease in net tax payments was primarily due to refunds received during the six months ended June 30, 2020. The remaining variance in operating cash flows for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 was comprised of individually insignificant components.
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
Taxes
We are subject to the tax laws and regulations of the U.S., Cayman Islands and U.K. We file a consolidated U.S. federal income tax return that includes the parent company and its U.S. subsidiaries. Our filing obligations include a requirement to make quarterly payments of estimated taxes to the IRS using the corporate tax rate effective for the tax year. We did not make any quarterly estimated tax payments during the three and six months ended June 30, 2021 or 2020.
As a result of the CARES Act that was signed into law on March 27, 2020, as previously discussed, we are now permitted to carryback NOLs generated in tax years 2019 and 2020 for up to five years. See further discussion in Note 5 of the Notes to Consolidated Financial Statements included in our December 31, 2020 report on Form 10-K. We have an NOL of approximately $45.3 million from the 2020 tax year that will be carried back to the 2015 tax year and is expected to generate a tax refund of approximately $15.9 million. Additionally, we had an NOL of approximately $25.6 million from the 2019 tax year which was carried back to the 2014 tax year and generated a tax refund of approximately $9.0 million which we received in February 2021. Furthermore, we received a tax refund of $1.3 million during the second quarter of 2021 due to the repeal of a previous election we made by the TCJA related to discounted loss reserves.
As a result of our acquisition of NORCAL, we recorded $46.8 million of net deferred tax assets reflecting the remeasurement of NORCAL's historical net deferred tax assets, as such deferred taxes were subject to recalculation following application of all purchase accounting adjustments and our assessment of the realizability of NORCAL's deferred tax assets. Also as a result of the NORCAL acquisition, we have U.S. federal NOL carryforwards of approximately $68.0 million that will begin to expire in 2035. We currently expect to utilize a significant portion of these NOLs in 2021.

Investing Activities and Related Cash Flows
Our investments at June 30, 2021 and December 31, 2020 are comprised as follows:

	June 30, 2021		December 31, 2020
($ in thousands)	Carrying Value	% of Total Investment	Carrying Value	% of Total Investment
Fixed maturities, available-for-sale
U.S. Treasury obligations	$245,484	5%	$107,059	3%
U.S. Government-sponsored enterprise obligations	17,766	1%	12,261	1%
State and municipal bonds	513,001	10%	332,920	10%
Corporate debt	1,897,390	39%	1,329,342	39%
Residential mortgage-backed securities	482,255	10%	276,541	8%
Commercial mortgage-backed securities	190,000	4%	126,402	4%
Other asset-backed securities	388,759	8%	273,006	8%
Total fixed maturities, available-for-sale	3,734,655	77%	2,457,531	73%
Fixed maturities, trading	45,957	1%	48,456	1%
Total fixed maturities	3,780,612	78%	2,505,987	74%
Equity investments	234,211	5%	120,101	4%
Short-term investments	351,885	7%	337,813	10%
BOLI	80,198	2%	67,847	2%
Investment in unconsolidated subsidiaries	314,892	6%	310,529	9%
Other investments	110,052	2%	47,068	1%
Total investments	$4,871,850	100%	$3,389,345	100%
At June 30, 2021, 99% of our investments in available-for-sale fixed maturity securities were rated and the average rating was A+. The distribution of our investments in available-for-sale fixed maturity securities by rating were as follows:

	June 30, 2021		December 31, 2020
($ in thousands)	Carrying Value	% of Total Investment	Carrying Value	% of Total Investment
Rating*
AAA	$1,169,832	31%	$717,187	29%
AA+	114,571	3%	103,996	4%
AA	210,010	6%	168,452	7%
AA-	210,097	6%	122,733	5%
A+	250,348	7%	197,274	8%
A	491,696	13%	323,044	13%
A-	301,160	8%	245,464	10%
BBB+	308,707	8%	189,971	8%
BBB	292,769	8%	190,385	8%
BBB-	114,126	2%	59,847	2%
Below investment grade	253,193	7%	133,607	5%
Not rated	18,146	1%	5,571	1%
Total	$3,734,655	100%	$2,457,531	100%
*Average of three NRSRO sources, presented as an S&P equivalent. Source: S&P, Copyright ©2021, S&P Global Market Intelligence

Our acquisition of NORCAL added the following to our investment holdings as of May 5, 2021, the date of acquisition:

(In thousands)
Fixed maturities, available for sale	$1,100,058
Equity investments	374,484
Short-term investments	61,289
BOLI	12,581
Investment in unconsolidated subsidiaries	26,948
Other investments	32,461
Total investments	$1,607,821
A detailed listing of our investment holdings as of June 30, 2021 is located under the Financial Information heading on the Investor Relations page of our website which can be reached directly at www.proassurance.com/investmentholdings or through links from the Investor Relations section of our website, investor.proassurance.com.
We manage our investments to ensure that we will have sufficient liquidity to meet our obligations, taking into consideration the timing of cash flows from our investments, including interest payments, dividends and principal payments, as well as the expected cash flows to be generated by our operations. Furthermore, we managed our investments as part of our capital planning in anticipation of closing our acquisition of NORCAL. In addition to the interest and dividends we will receive from our investments, we anticipate that between $50 million and $90 million of our portfolio will mature (or be paid down) each quarter over the next twelve months and become available, if needed, to meet our cash flow requirements. The primary outflow of cash at our insurance subsidiaries is related to paid losses and operating costs, including income taxes. The payment of individual claims cannot be predicted with certainty; therefore, we rely upon the history of paid claims in estimating the timing of future claims payments with consideration to current and anticipated industry trends and macroeconomic conditions. To the extent that we may have an unanticipated shortfall in cash, we may either liquidate securities or borrow funds under existing borrowing arrangements through our Revolving Credit Agreement and the FHLB system. As of August 5, 2021, we have permitted borrowings under our Revolving Credit Agreement of $235 million with the possibility of an additional $50 million accordion feature, if successfully subscribed. Given the duration of our investments, we do not foresee a shortfall that would require us to meet operating cash needs through additional borrowings. Additional information regarding our Revolving Credit Agreement is detailed in Note 11 of the Notes to Condensed Consolidated Financial Statements.
At June 30, 2021, our FAL was comprised of fixed maturity securities with a fair value of $71.9 million and cash and cash equivalents of $0.4 million deposited with Lloyd's. See further discussion in Note 4 of the Notes to Condensed Consolidated Financial Statements. During the second quarter of 2021, we received a return of approximately $24.5 million of FAL given the reduction in our participation in the results of Syndicate 1729 and Syndicate 6131 for the 2021 underwriting year.
Our investment portfolio continues to be primarily composed of high quality fixed income securities with approximately 92% of our fixed maturities being investment grade securities as determined by national rating agencies. The weighted average effective duration of our fixed maturity securities at June 30, 2021 was 3.67 years; the weighted average effective duration of our fixed maturity securities combined with our short-term securities was 3.35 years.

The carrying value and unfunded commitments for certain of our investments were as follows:

	Carrying Value		June 30, 2021
($ in thousands, except expected funding period)	June 30, 2021	December 31, 2020	Unfunded Commitment	Expected funding period in years
Qualified affordable housing project tax credit partnerships (1)	$19,571	$27,719	$609	6
All other investments, primarily investment fund LPs/LLCs	295,321	282,810	153,808	3
Total	$314,892	$310,529	$154,417
(1) The carrying value reflects our total commitments (both funded and unfunded) to the partnerships, less any amortization, since our initial investment. We fund these investments based on funding schedules maintained by the partnerships.

Investment fund LPs/LLCs are by nature less liquid and may involve more risk than other investments. We manage our risk through diversification of asset class and geographic location. At June 30, 2021, we had investments in 34 separate investment funds with a total carrying value of $295.3 million which represented approximately 6% of our total investments. Our investment fund LPs/LLCs generate earnings from trading portfolios, secured debt, debt securities, multi-strategy funds and private equity investments, and the performance of these LPs/LLCs is affected by the volatility of equity and credit markets. For our investments in LPs/LLCs, we record our allocable portion of the partnership operating income or loss as the results of the LPs/LLCs become available, typically following the end of a reporting period.
Acquisitions
On May 5, 2021, we completed the acquisition of NORCAL by purchasing over 98% of the converted company stock in exchange for base consideration of $449 million. ProAssurance funded the transaction with $248 million of cash on hand and NORCAL paid $2 million to policyholders who elected to receive the discounted cash option for their allocated share of the converted company's equity. Additional consideration with a principal amount of $191 million and a fair value of $175 million is in the form of Contribution Certificates issued to certain NORCAL policyholders in the conversion, and those instruments are an obligation of NORCAL Insurance Company, the successor of NORCAL Mutual Insurance Company (see Note 11 of the Notes to Condensed Consolidated Financial Statements for further discussion of the terms of the Contribution Certificates). Policyholders who elected to receive NORCAL stock and tender it to ProAssurance are also eligible for a share of contingent consideration in an amount of up to approximately $84 million depending upon the after-tax development of NORCAL's ultimate net losses between December 31, 2020 and December 31, 2023. The estimated fair value of this contingent consideration was $24 million as of May 5, 2021 and June 30, 2021. The Agreement and Plan of Acquisition was previously filed as Exhibit 10.19 to our December 31, 2020 report on Form 10-K. Additional information regarding our acquisition of NORCAL is included in Note 2 of the Notes to Condensed Consolidated Financial Statements.
Financing Activities and Related Cash Flows
Treasury Shares
During the six months ended June 30, 2021 and 2020, we did not repurchase any common shares and, as of August 5, 2021, our remaining Board authorization was approximately $110 million.
ProAssurance Shareholder Dividends
Our Board declared quarterly cash dividends of $0.05 per share during each of the first and second quarters of 2021 and $0.31 and $0.05 per share during the first and second quarters of 2020, respectively. Dividends are paid the month following the quarter in which they are declared. Any decision to pay future cash dividends is subject to the Board’s final determination after a comprehensive review of financial performance, future expectations and other factors deemed relevant by the Board.

Debt
At June 30, 2021 our debt included $250 million of outstanding unsecured senior notes. The notes bear interest at 5.3% annually and are due in 2023 although they may be redeemed in whole or part prior to maturity. There are no financial covenants associated with these notes.
NORCAL Insurance Company, successor to NORCAL Mutual Insurance Company, issued Contribution Certificates, which bear interest at 3.0% annually and are due in 2031, to certain NORCAL policyholders in the conversion. The Contribution Certificates have a principal amount of $191 million and were recorded at their fair value of $175 million at the date of acquisition. The difference of $16 million between the recorded acquisition date fair value and the principal balance of the Contribution Certificates will be accreted utilizing the effective interest method over the term of the certificates of ten years as an increase to interest expense. See Note 2 and Note 11 of the Notes to Condensed Consolidated Financial Statements for additional information on the Contribution Certificates issued in the NORCAL acquisition. There are no financial covenants associated with these certificates.
We have a Revolving Credit Agreement, which expires in November 2024, that may be used for general corporate purposes, including, but not limited to, short-term working capital, share repurchases as authorized by the Board and support for other activities. Our Revolving Credit Agreement permits borrowings of up to $250 million as well as the possibility of a $50 million accordion feature, if successfully subscribed. At June 30, 2021, there were $15 million in outstanding borrowings on our Revolving Credit Agreement; we are in compliance with the financial covenants of the Revolving Credit Agreement. On August 6, 2021, we repaid the balance outstanding on the Revolving Credit Agreement of $15 million (see Note 17 of the Notes to Condensed Consolidated Financial Statements).
Two of our subsidiaries, ProAssurance Indemnity Company, Inc. and ProAssurance Insurance Company of America, had Mortgage Loans with one lender in connection with the recapitalization of two office buildings, which mature December 2027. The Mortgage Loans accrue interest at three-month LIBOR plus 1.325% with principal and interest payable on a quarterly basis. In June 2021, we repaid the balance outstanding on the ProAssurance Indemnity Company, Inc. Mortgage Loan of $15.6 million; interest expense during the current period includes the write-off of the related unamortized debt issuance costs which were nominal in amount. As of June 30, 2021, the outstanding balance of the ProAssurance Insurance Company of America Mortgage Loan was approximately $19.7 million; we are in compliance with the financial covenant of the ProAssurance Insurance Company of America Mortgage Loan as of June 30, 2021. In July 2021, we repaid the balance outstanding on the ProAssurance Insurance Company of America Mortgage Loan of $19.7 million (see Note 17 of the Notes to Condensed Consolidated Financial Statements for additional information).
Additional information regarding our debt is provided in Note 11 of the Notes to Condensed Consolidated Financial Statements.
We utilize an interest rate cap agreement with a notional amount of $35 million to manage our exposure to increases in LIBOR on our Mortgage Loan. Per the interest rate cap agreement, we are entitled to receive cash payments if and when the three-month LIBOR exceeds 2.35%. Additional information on our interest rate cap agreement is provided in Note 11 of the Notes to Consolidated Financial Statements in our December 31, 2020 report on Form 10-K.
Three of our insurance subsidiaries are members of an FHLB. Through membership, those subsidiaries have access to secured cash advances which can be used for liquidity purposes or other operational needs. In order for us to use FHLB proceeds, regulatory approvals may be required depending on the nature of the transaction. To date, those subsidiaries have not materially utilized their membership for borrowing purposes.

Results of Operations – Three and Six Months Ended June 30, 2021 Compared to Three and Six Months Ended June 30, 2020
Selected consolidated financial data for each period is summarized in the table below.

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands, except per share data)	2021	2020	Change		2021	2020	Change
Revenues:
Net premiums written	$188,214	$159,745	$28,469		$390,484	$391,961	$(1,477)
Net premiums earned	$238,993	$207,293	$31,700		$426,351	$411,149	$15,202
Net investment result	29,344	(7,231)	36,575		51,149	12,037	39,112
Net realized investment gains (losses)	10,833	19,985	(9,152)		19,682	(8,688)	28,370
Other income	2,458	1,695	763		4,462	3,945	517
Total revenues	281,628	221,742	59,886		501,644	418,443	83,201

Expenses:
Net losses and loss adjustment expenses	181,852	210,999	(29,147)		331,636	375,831	(44,195)
Underwriting, policy acquisition and operating expenses	77,188	58,692	18,496		133,638	120,746	12,892
SPC U.S. federal income tax expense	504	480	24		860	702	158
SPC dividend expense (income)	2,864	4,642	(1,778)		4,606	4,134	472
Interest expense	5,176	3,714	1,462		8,389	7,844	545
Total expenses	267,584	278,527	(10,943)		479,129	509,257	(30,128)
Gain on bargain purchase	74,408	—	74,408		74,408	—	74,408
Income (loss) before income taxes	88,452	(56,785)	145,237		96,923	(90,814)	187,737
Income tax expense (benefit)	(3,598)	(38,686)	35,088		(2,862)	(50,761)	47,899
Net income (loss)	$92,050	$(18,099)	$110,149		$99,785	$(40,053)	$139,838
Non-GAAP operating income (loss)	$26,602	$(32,441)	$59,043		$28,688	$(33,587)	$62,275
Earnings (loss) per share:
Basic	$1.71	$(0.34)	$2.05		$1.85	$(0.74)	$2.59
Diluted	$1.70	$(0.34)	$2.04		$1.85	$(0.74)	$2.59
Non-GAAP operating income (loss) per share:
Basic	$0.49	$(0.60)	$1.09		$0.53	$(0.62)	$1.15
Diluted	$0.49	$(0.60)	$1.09		$0.53	$(0.62)	$1.15
Net loss ratio	76.1%	101.8%	(25.7	pts)	77.8%	91.4%	(13.6	pts)
Underwriting expense ratio	32.3%	28.3%	4.0	pts	31.3%	29.4%	1.9	pts
Combined ratio	108.4%	130.1%	(21.7	pts)	109.1%	120.8%	(11.7	pts)
Operating ratio	101.1%	121.4%	(20.3	pts)	101.5%	111.3%	(9.8	pts)
Effective tax rate	(4.1%)	68.1%	(72.2	pts)	(3.0%)	55.9%	(58.9	pts)
Return on equity*	9.0%	(5.0%)	14.0	pts	5.0%	(5.4%)	10.4	pts

*Annualized. See further discussion on this calculation in the Executive Summary of Operations section under the heading "ROE."
In all tables that follow, the abbreviation "nm" indicates that the information or the percentage change is not meaningful.

Executive Summary of Operations
The following sections provide an overview of our consolidated and segment results of operations for the three and six months ended June 30, 2021 as compared to the three and six months ended June 30, 2020. Our results for the three and six months ended June 30, 2021 include NORCAL's results since the date of acquisition. See the Segment Results sections that follow for additional information regarding each segment's results.
Revenues
The following table shows our consolidated and segment net premiums earned:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2021	2020	Change		2021	2020	Change
Net premiums earned
Specialty P&C	$168,635	$127,096	$41,539	32.7%	$284,249	$247,456	$36,793	14.9%
Workers' Compensation Insurance	40,626	42,406	(1,780)	(4.2%)	80,636	86,921	(6,285)	(7.2%)
Segregated Portfolio Cell Reinsurance	16,272	16,748	(476)	(2.8%)	32,156	33,728	(1,572)	(4.7%)
Lloyd's Syndicates	13,460	21,043	(7,583)	(36.0%)	29,310	43,044	(13,734)	(31.9%)
Consolidated total	$238,993	$207,293	$31,700	15.3%	$426,351	$411,149	$15,202	3.7%
For the three and six months ended June 30, 2021, consolidated net premiums earned included additional earned premiums of approximately $48.5 million in our Specialty P&C segment from our acquisition of NORCAL. Excluding NORCAL, consolidated net premiums earned decreased $16.8 million and $33.3 million during the 2021 three- and six-month periods, respectively, as compared to the same respective periods of 2020 driven by a decrease in net premiums earned across all of our operating segments, particularly our Lloyd's Syndicates segment due to our decreased participation in the results of Syndicate 1729 and Syndicate 6131 for the 2021 underwriting year. The decrease in net premiums earned in our Specialty P&C segment, excluding NORCAL, was driven by the prior year effect of a tail policy associated with a large national healthcare account which resulted in $14.3 million of one-time premium written and fully earned during the second quarter of 2020, partially offset by $7.8 million of tail premium written and fully earned during the second quarter of 2021 associated with a Custom Physician policy. For both our Workers' Compensation Insurance and Segregated Portfolio Cell Reinsurance segments, the decrease in net premiums earned reflected the competitive workers' compensation market conditions and, for our Workers' Compensation Insurance segment, a decrease in audit premium and, for the 2021 six-month period, a reduction in our EBUB estimate.
The following table shows our consolidated net investment result:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2021	2020	Change		2021	2020	Change
Net investment income	$17,417	$18,124	$(707)	(3.9%)	$32,434	$38,954	$(6,520)	(16.7%)
Equity in earnings (loss) of unconsolidated subsidiaries*	11,927	(25,355)	37,282	147.0%	18,715	(26,917)	45,632	169.5%
Net investment result	$29,344	$(7,231)	$36,575	505.8%	$51,149	$12,037	$39,112	324.9%
*Equity in earnings (loss) of unconsolidated subsidiaries includes our share of the operating results of interests we hold in certain LPs/LLCs as well as operating losses associated with our tax credit partnership investments, which are designed to generate returns in the form of tax credits and tax-deductible project operating losses.

For the three and six months ended June 30, 2021, our consolidated net investment result included additional net investment income of approximately $2.7 million from our acquisition of NORCAL. Excluding NORCAL, consolidated net investment income decreased $3.4 million and $9.2 million during the 2021 three- and six-month periods, respectively, as compared to the same respective periods of 2020 driven by lower yields on our corporate debt securities and short-term investments given the continued low interest rate environment and, to a lesser extent, a decrease in our allocation to equities. Furthermore, the decline in net investment income during the 2021 three- and six-month periods reflected the impact of capital planning in anticipation of closing the NORCAL acquisition. Our investment results from our portfolio of investments in LPs/LLCs increased for the 2021 three- and six-month periods as compared to the 2020 three- and six-month periods primarily due to higher earnings from a few of our LPs/LLCs and the prior year effect of the disruption in global financial markets during the first quarter of 2020 due to COVID-19. As part of the NORCAL transaction, we acquired interests in four LPs; these investments had no impact on our results for the three and six months ended June 30, 2021 as results are typically reported to us on a one-quarter lag.

Expenses
The following table shows our consolidated and segment net loss ratios and net prior accident year reserve development.

	Three Months Ended June 30				Six Months Ended June 30
($ in millions)	2021	2020	Change		2021	2020	Change
Current accident year net loss ratio
Consolidated ratio	81.9%	110.0%	(28.1	pts)	82.2%	97.0%	(14.8	pts)
Specialty P&C	89.4%	137.7%	(48.3	pts)	89.6%	116.5%	(26.9	pts)
Workers' Compensation Insurance	73.0%	70.6%	2.4	pts	72.0%	70.4%	1.6	pts
Segregated Portfolio Cell Reinsurance	62.9%	57.0%	5.9	pts	65.8%	61.4%	4.4	pts
Lloyd's Syndicates	37.2%	64.7%	(27.5	pts)	56.1%	66.8%	(10.7	pts)

Calendar year net loss ratio
Consolidated ratio	76.1%	101.8%	(25.7	pts)	77.8%	91.4%	(13.6	pts)
Specialty P&C	83.1%	125.5%	(42.4	pts)	84.9%	109.3%	(24.4	pts)
Workers' Compensation Insurance	68.3%	67.0%	1.3	pts	66.9%	66.9%	—	pts
Segregated Portfolio Cell Reinsurance	51.9%	45.9%	6.0	pts	55.6%	50.5%	5.1	pts
Lloyd's Syndicates	40.4%	72.9%	(32.5	pts)	62.8%	70.0%	(7.2	pts)

Favorable (unfavorable) reserve development, prior accident years
Consolidated	$13.8	$17.1	$(3.3)		$18.6	$23.1	$(4.5)
Specialty P&C	$10.5	$15.4	$(4.9)		$13.2	$17.8	$(4.6)
Workers' Compensation Insurance	$1.9	$1.5	$0.4		$4.1	$3.0	$1.1
Segregated Portfolio Cell Reinsurance	$1.8	$1.9	$(0.1)		$3.3	$3.7	$(0.4)
Lloyd's Syndicates	$(0.4)	$(1.7)	$1.3		$(2.0)	$(1.4)	$(0.6)
The primary drivers of the decrease in our consolidated current accident year net loss ratio for the three and six months ended June 30, 2021 as compared to the same periods of 2020 were as follows:

Increase (Decrease), 2021 versus 2020
(In percentage points)	Comparative three-month periods	Comparative six-month periods
Estimated ratio increase (decrease) attributable to:
Large National Healthcare Account	(22.6 pts)	(11.3 pts)
COVID-19 Reserve	(5.3 pts)	(2.6 pts)
NORCAL Operations	4.5 pts	2.2 pts
NORCAL Acquisition - Purchase Accounting Adjustment	(1.0 pts)	(0.4 pts)
Custom Physician Tail Policy	(0.6 pts)	(0.4 pts)
All other, net	(3.1 pts)	(2.3 pts)
Decrease in the consolidated current accident year net loss ratio	(28.1 pts)	(14.8 pts)
Excluding the impact of the items identified in the table above, our consolidated current accident year net loss ratios for the three and six months ended June 30, 2021 decreased 3.1 and 2.3 percentage points, respectively, driven by our Specialty P&C and Lloyd's Syndicates segments, somewhat offset by a higher ratio in our Workers' Compensation segment. The improvement in the current accident year net loss ratio in our Specialty P&C segment was driven by decreases to certain loss ratios during the first quarter of 2021 in our Standard Physician and Specialty lines of business as we continue to recognize the beneficial impacts of our re-underwriting efforts and focus on rate adequacy. For our Lloyd's Syndicates segment, the lower current accident year net loss ratio reflected higher reinsurance recoveries as a proportion of gross losses as compared to the prior year periods. In our Workers' Compensation Insurance segment, we have experienced an increase in 2021 accident year reported losses through June 30, 2021, including increased severity-related claim activity. We believe the increase in reported losses is primarily attributable to workers returning to full employment with the easing of pandemic-related restrictions in our operating territories and, as a result, we increased our current accident year loss ratio for the six months ended June 30, 2021 during the second quarter of 2021.

As shown in the previous table, current accident year net loss ratios associated with the business we acquired in the NORCAL transaction were higher than the average for the other books of business in our Specialty P&C segment, which increased our consolidated current accident year net loss ratios for the three and six months ended June 30, 2021 by 4.5 and 2.2 percentage points, respectively. Also as a result of our acquisition of NORCAL, our current accident year loss ratios for the three and six months ended June 30, 2021 were impacted by amortization of the negative VOBA associated with NORCAL's assumed unearned premium which is recorded as a reduction to current accident year net losses and accounted for a 1.0 and 0.4 percentage point decrease, respectively, in our consolidated current period ratios. See Note 2 of the Notes to Condensed Consolidated Financial Statements for additional information on the NORCAL acquisition and the related purchase accounting adjustments. For the three and six months ended June 30, 2021, our consolidated current accident year net loss ratios were also impacted by a Custom Physician tail policy in our Specialty P&C segment ($7.8 million of net premiums earned with a lower loss ratio than the segment's average initial loss ratio), which accounted for 0.6 and 0.4 percentage points, respectively, of the decrease in our consolidated current accident year loss ratio. For the three and six months ended June 30, 2020, our consolidated current accident year loss ratios were higher due to the effect of a large national healthcare account, net of the impact of a related PDR amortization, which accounted for 22.6 and 11.3 percentage points, respectively, of the decrease in the current period ratios as compared to the prior year periods. In addition, our consolidated current accident year loss ratios for the three and six months ended June 30, 2020 were impacted by a $10 million reserve we recorded during the second quarter of 2020 for COVID-19 which accounted for 5.3 and 2.6 percentage points, respectively, of the decrease in the current period ratios as compared to the prior year periods; no adjustment has been made to this reserve since its establishment.
In both the 2021 and 2020 three- and six-month periods, our consolidated calendar year net loss ratio was lower than our consolidated current accident year net loss ratio due to the recognition of net favorable prior year reserve development, as shown in the previous table. Consolidated favorable development recognized during the three and six months ended June 30, 2021 included $2.1 million related to the amortization of the purchase accounting fair value adjustment on NORCAL's assumed net reserve and amortization of the negative VOBA associated with NORCAL's DDR reserve which is recorded as a reduction to prior accident year net losses and loss adjustment expenses. We did not recognize any development related to NORCAL's prior accident year reserves since the date of acquisition. See Note 2 of the Notes to Condensed Consolidated Financial Statements for additional information on the NORCAL acquisition and the related purchase accounting adjustments. Consolidated net favorable prior year reserve development recognized in the 2021 three- and six-month periods was lower as compared to the same periods of 2020 driven by our Specialty P&C segment as we continue to have concerns around elevated loss severity in the broader medical professional liability industry. In both our Specialty P&C and Workers' Compensation Insurance segments, we observed a reduction in claims frequency in 2020 that has continued into 2021, some of which is likely associated with the COVID-19 pandemic including the disruption of the court systems. However, in our Workers' Compensation Insurance segment, we have experienced an increase in 2021 accident year reported losses through June 30, 2021 which we primarily attribute to workers returning to full employment with the easing of pandemic-related restrictions, as previously discussed. For our Specialty P&C segment, we have not yet recognized the favorable frequency trends in our HCPL reserves due to the long-tailed nature of our HCPL claims.
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

Our consolidated and segment underwriting expense ratios were as follows:

	Three Months Ended June 30				Six Months Ended June 30
	2021	2020	Change		2021	2020	Change
Underwriting Expense Ratio
Consolidated (1)	32.3%	28.3%	4.0	pts	31.3%	29.4%	1.9	pts
Specialty P&C	17.1%	19.9%	(2.8	pts)	19.4%	22.2%	(2.8	pts)
Workers' Compensation Insurance	31.3%	31.7%	(0.4	pts)	31.0%	31.8%	(0.8	pts)
Segregated Portfolio Cell Reinsurance	32.5%	32.0%	0.5	pts	32.1%	31.0%	1.1	pts
Lloyd's Syndicates	35.1%	34.7%	0.4	pts	38.6%	38.2%	0.4	pts
Corporate (2)	2.5%	3.7%	(1.2	pts)	2.9%	3.1%	(0.2	pts)
(1) Includes transaction-related costs associated with our acquisition of NORCAL that are not included in a segment as we do not consider these costs in assessing the financial performance of any of our operating or reportable segments. See Note 15 of the Notes to Condensed Consolidated Financial Statements for a reconciliation of our segment results to our consolidated results.

(2) There are no net premiums earned associated with the Corporate segment. Ratios shown are the contribution of the Corporate segment to the consolidated ratio (Corporate operating expenses divided by consolidated net premium earned).

The change in our consolidated underwriting expense ratio for the 2021 three- and six-month periods as compared to the same respective periods of 2020 was primarily attributable to the following:

Increase (Decrease), 2021 versus 2020
(In percentage points)	Comparative three-month period	Comparative six-month period
Estimated ratio increase (decrease) attributable to:
Decrease in Net Premiums Earned and DPAC amortization(1)	2.0 pts	1.7 pts
Transaction-related Costs	8.5 pts	4.9 pts
Large National Healthcare Account Tail Premium(2)	2.1 pts	1.0 pts
NORCAL Operations	(6.9 pts)	(3.4 pts)
Custom Physician Tail Premium(2)	(1.7 pts)	(0.7 pts)
All other, net	— pts	(1.6 pts)
Increase in the underwriting expense ratio	4.0 pts	1.9 pts
(1) Excludes earned premium and DPAC amortization contributed by NORCAL since the date of acquisition as well as $7.8 million of earned premium in the 2021 three- and six-month periods associated with a Custom Physician tail policy and $14.3 million of earned premium in the 2020 three- and six-month periods associated with a large national healthcare account tail policy. See further discussion in Segment Results - Specialty Property & Casualty section that follows.

(2) See previous discussion under the heading "Revenues"
The increase in our consolidated underwriting expense ratios for the 2021 three- and six-month periods was due to transaction-related costs of $20.3 million and $21.2 million, respectively, associated with our acquisition of NORCAL which accounted for an increase of 11.1 and 5.7 percentage points, respectively, in our current period ratios. We do not consider transaction-related costs in assessing the financial performance of our segments, and thus these costs are only included in our consolidated operating expenses. Please see Note 15 of the Notes to Condensed Consolidated Financial Statements for a reconciliation of our segment results to our consolidated results. In our Specialty P&C segment, our underwriting expense ratios for the 2021 three- and six-month periods were also impacted by our acquisition of NORCAL. The additional expenses of NORCAL of $2.5 million had a nominal effect on the ratio as it was more than offset by the effect on the ratio of net premiums earned of $48.5 million contributed by NORCAL, as previously discussed, which decreased our consolidated expense ratios for the 2021 three- and six-month periods by 6.9 and 3.4 percentage points, respectively. Included in NORCAL's expenses was approximately $0.9 million of DPAC amortization associated with NORCAL policies written subsequent to our acquisition; however, this level of DPAC amortization is approximately $6.3 million lower than would be considered normal for the period of time post-acquisition due to the application of GAAP purchase accounting rules whereby the capitalized policy acquisition costs for policies written prior to the acquisition date were written off rather than being expensed pro rata over the remaining term of the associated policies. Normalizing this amortization would have increased our consolidated expense ratios for the 2021 three- and six-month periods by an estimated 2.6 and 1.5 percentage points, respectively. Please see Note 2 of the Notes to Condensed Consolidated Financial Statements for additional information on the NORCAL acquisition.

Excluding the impact of NORCAL and the other items identified in the table above, our consolidated underwriting expense ratios remained unchanged for the 2021 three-month period and decreased by 1.6 percentage points for the 2021 six-month period. The remaining decrease in the ratio during the 2021 six-month period was primarily due to decreased operating expenses resulting from operational and structural changes implemented over the past year and a half, partially offset by higher amounts accrued for performance-related incentive plans due to our improved combined ratio and other performance metrics in our Specialty P&C segment. Furthermore, our consolidated underwriting expense ratio reflected a reduction in employer contributions to the ProAssurance Savings Plan (see Note 17 of the Notes to Consolidated Financial Statements in our December 31, 2020 report on Form 10-K).
For the three and six months ended June 30, 2021, the underwriting expense ratios in our Specialty P&C and Corporate segments also reflected the impact of a reduction to the management fee charged to the operating subsidiaries of our Specialty P&C segment (excluding the acquired operating subsidiaries of NORCAL) by our Corporate segment effective January 1, 2021 (see further discussion in our Segment Results - Specialty Property & Casualty and Segment Results - Corporate sections that follow). This change had no impact to our consolidated underwriting expense ratio.
Gain on Bargain Purchase
As a result of the NORCAL acquisition, we recognized a gain on bargain purchase of $74.4 million during the second quarter of 2021 representing the excess of the fair value of the identifiable assets acquired and liabilities assumed over the purchase consideration. We do not consider this gain in assessing the financial performance of any of our operating or reportable segments and therefore, have excluded it from the Segment Results sections that follow. See further discussion around the gain on bargain purchase recognized from the NORCAL acquisition in Note 2 of the Notes to Condensed Consolidated Financial Statements.
Taxes
Our provision for income taxes and effective tax rates for the six months ended June 30, 2021 and 2020 were as follows:

($ in thousands)	Six Months Ended June 30
	2021	2020	Change
Income (loss) before income taxes	$96,923	$(90,814)	$187,737	206.7%
Less: Income tax expense (benefit)	(2,862)	(50,761)	47,899	94.4%
Net income (loss)	$99,785	$(40,053)	$139,838	349.1%
Effective tax rate	(3.0%)	55.9%	(58.9 pts)
We recognized an income tax benefit of $2.9 million and $50.8 million during the six months ended June 30, 2021 and 2020, respectively; however, the comparability of our effective tax rates is impacted by the consolidated pre-tax income recognized during the 2021 six-month period as compared to the consolidated pre-tax loss recognized in the 2020 six-month period. Our effective tax rate for the 2021 six-month period was different from the statutory federal income tax rate of 21% primarily due to the non-taxable $74.4 million gain on bargain purchase related to the NORCAL acquisition, as previously discussed. Additionally, our effective tax rates for both the 2021 and 2020 six-month periods include the benefit recognized from the tax credits transferred to us from our tax credit partnership investments. See further discussion in the Segment Operating Results - Corporate section that follows under the heading "Taxes."

Operating Ratio
Our operating ratio is our combined ratio, less our investment income ratio. This ratio provides the combined effect of underwriting profitability and investment income. Our operating ratio for the three and six months ended June 30, 2021 and 2020 was as follows:

	Three Months Ended June 30				Six Months Ended June 30
	2021	2020	Change		2021	2020	Change
Combined ratio	108.4%	130.1%	(21.7	pts)	109.1%	120.8%	(11.7	pts)
Less: investment income ratio	7.3%	8.7%	(1.4	pts)	7.6%	9.5%	(1.9	pts)
Operating ratio	101.1%	121.4%	(20.3	pts)	101.5%	111.3%	(9.8	pts)

Combined ratio, excluding transaction-related costs*	99.9%	130.1%	(30.2	pts)	104.2%	120.8%	(16.6	pts)
*Our consolidated combined ratio for the 2021 three- and six-month periods includes $20.3 million and $21.2 million, respectively, of transaction-related costs included in consolidated operating expenses associated with our acquisition of NORCAL. These costs do not reflect normal operating expenses. See previous discussion under the heading "Expenses."

The primary drivers of the change in our operating ratio were as follows:

Increase (Decrease), 2021 versus 2020
(In percentage points)	Comparative three-month periods	Comparative six-month periods
Estimated ratio increase (decrease) attributable to:
NORCAL Underwriting Results	0.8 pts	0.3 pts
NORCAL Acquisition - Purchase Accounting Adjustments	(1.6 pts)	(0.9 pts)
NORCAL Investment Results	(1.1 pts)	(0.7 pts)
Transaction-related Costs	8.5 pts	4.9 pts
Large National Healthcare Account (1)	(21.8 pts)	(10.7 pts)
COVID Reserve (1)	(4.9 pts)	(2.4 pts)
All other, net	(0.2 pts)	(0.3 pts)
Decrease in the operating ratio	(20.3 pts)	(9.8 pts)
(1) See previous discussion under the heading "Revenues" and "Expenses"
Excluding the impact of the items in the table above, our operating ratios for the 2021 three- and six-month periods decreased by 0.2 and 0.3 percentage points, respectively, as compared to the same respective periods of 2020 primarily due to a lower net loss ratio in our Specialty P&C and Lloyd's Syndicates segments. See previous discussion in this section under the heading "Expenses" and further discussion in our Segment Operating Results sections that follow. The decrease in our operating ratios for the 2021 three- and six-month periods was partially offset by a lower investment income ratio primarily due to lower yields on our short-term investments and corporate debt securities given the continued low interest rate environment.
ROE
ROE is calculated as annualized net income (loss) for the period divided by the average of beginning and ending shareholders’ equity. This ratio measures our overall after-tax profitability and shows how efficiently capital is being used. The $74.4 million gain on bargain purchase recognized during the second quarter of 2021 was excluded in our calculation of ROE for the three and six months ended June 30, 2021 consistent with our treatment of gains on bargain purchases from previous acquisitions. Further, transaction-related costs associated with our acquisition of NORCAL were not annualized in our calculation of ROE for the three and six months ended June 30, 2021 as these costs are considered non-recurring in nature. ROE for the three and six months ended June 30, 2021 and 2020 was as follows:

	Three Months Ended June 30				Six Months Ended June 30
	2021	2020	Change		2021	2020	Change
ROE	9.0%	(5.0%)	14.0	pts	5.0%	(5.4%)	10.4	pts
Our ROE for the current year periods was impacted by our acquisition of NORCAL. NORCAL operations since the date of acquisition, excluding purchase accounting adjustments, increased our ROE for the 2021 three- and six-month periods by 0.6 and 0.3 percentage points, respectively, largely due to a lower than normal amount of DPAC amortization due to the application of GAAP purchase accounting rules (see previous discussion under the heading "Expenses"). Furthermore, the purchase accounting adjustments associated with the acquisition increased our ROE by 1.2 and 0.5 percentage points, respectively. See Note 2 of the Notes to Condensed Consolidated Financial Statements for additional information on the NORCAL acquisition and the related purchase accounting adjustments. Excluding the NORCAL acquisition, ROE for the 2021 three- and six-month periods increased 11.6 and 9.2 percentage points, respectively, driven by higher earnings from certain LPs/LLCs, the sale of certain available-for-sale fixed maturity securities and equity investments as well as improved underwriting results.
Book Value per Share
Book value per share is calculated as total shareholders’ equity at the balance sheet date divided by the total number of common shares outstanding. This ratio measures the net worth of the Company to shareholders on a per share basis. Our book value per share at June 30, 2021 as compared to December 31, 2020 is shown in the following table.

Book Value Per Share
Book Value Per Share at December 31, 2020	$25.04
Increase (decrease) to book value per share during the six months ended June 30, 2021 attributable to:
Dividends declared	(0.10)
Net income (loss) (1)	1.85
OCI (2)	(0.41)
Book Value Per Share at June 30, 2021	$26.38
(1) Includes the $74.4 million gain on bargain purchase as a result of our acquisition of NORCAL, which accounted for $1.38 of the increase in book value per share. See further discussion in Note 2 of the Notes to Condensed Consolidated Financial Statements.
(2) Primarily the impact of unrealized investment gains (losses) on our available-for-sale fixed maturity investments. See Note 12 of the Notes to Condensed Consolidated Financial Statements for additional information.

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
The following table is a reconciliation of net income (loss) to Non-GAAP operating income (loss):

	Three Months Ended June 30		Six Months Ended June 30
(In thousands, except per share data)	2021	2020	2021	2020
Net income (loss)	$92,050	$(18,099)	$99,785	$(40,053)
Items excluded in the calculation of Non-GAAP operating income (loss):
Net realized investment (gains) losses	(10,833)	(19,985)	(19,682)	8,688
Net realized gains (losses) attributable to SPCs which no profit/loss is retained (1)	1,275	2,075	2,065	(423)
Transaction-related costs (2)	20,282	—	21,208	—
Guaranty fund assessments (recoupments)	130	29	133	27
Gain on bargain purchase (3)	(74,408)	—	(74,408)	—
Pre-tax effect of exclusions	(63,554)	(17,881)	(70,684)	8,292

Tax effect, at 21% (4)	(1,894)	3,539	(413)	(1,826)
After-tax effect of exclusions	(65,448)	(14,342)	(71,097)	6,466
Non-GAAP operating income (loss)	$26,602	$(32,441)	$28,688	$(33,587)
Per diluted common share:
Net income (loss)	$1.70	$(0.34)	$1.85	$(0.74)
Effect of exclusions	(1.21)	(0.26)	(1.32)	0.12
Non-GAAP operating income (loss) per diluted common share	$0.49	$(0.60)	$0.53	$(0.62)
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
(3) Gain on bargain purchase associated with our acquisition of NORCAL which is considered unusual, infrequent and non-recurring in nature. As such, we have excluded the gain on bargain purchase from Non-GAAP operating income (loss) as it does not reflect normal operating results.

(4) The 21% rate is the annual expected statutory tax rate associated with the taxable or tax deductible items listed above. Our effective tax rate for the respective periods was applied to these items in calculating net income (loss), excluding the 2021 gain on bargain purchase and net realized investment gains (losses) and related adjustments. Net realized investment gains (losses) in our Corporate segment are discrete items and are tax affected at the annual expected statutory tax rate (21%) in the period they are included in our consolidated tax provision and net income (loss). See previous discussion in this section under the heading "Taxes." The taxes associated with the net realized investment gains (losses) related to SPCs in our Segregated Portfolio Cell Reinsurance segment are paid by the individual SPCs and are not included in our consolidated tax provision or net income (loss); therefore, both the net realized investment gains (losses) from our Segregated Portfolio Cell Reinsurance segment and the adjustment to exclude the portion of net realized investment gains (losses) included in the SPC dividend expense (income) in the table above are not tax effected. The 2021 gain on bargain purchase is non-taxable and therefore had no associated income tax impact.

Segment Results - Specialty Property & Casualty
Our Specialty P&C segment focuses on professional liability insurance and medical technology liability insurance as discussed in Note 15 of the Notes to Condensed Consolidated Financial Statements. On May 5, 2021, we completed our acquisition of NORCAL, an underwriter of healthcare professional liability insurance (Note 2 of the Notes to Condensed Consolidated Financial Statements provides additional information regarding this acquisition). Segment results reflected pre-tax underwriting profit or loss from these insurance lines, including the pre-tax underwriting results of NORCAL since the date of acquisition as well as certain purchase accounting adjustments. Segment results exclude transaction-related costs and a $74.4 million gain on bargain purchase related to the NORCAL acquisition as we do not consider these items in assessing the financial performance of the segment. Segment results included the following:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2021	2020	Change		2021	2020	Change
Net premiums written	$127,434	$92,682	$34,752	37.5%	$248,747	$223,937	$24,810	11.1%
Net premiums earned	$168,635	$127,096	$41,539	32.7%	$284,249	$247,456	$36,793	14.9%
Other income	1,471	1,092	379	34.7%	1,939	2,788	(849)	(30.5%)
Net losses and loss adjustment expenses	(140,214)	(159,559)	19,345	(12.1%)	(241,400)	(270,491)	29,091	(10.8%)
Underwriting, policy acquisition and operating expenses	(28,877)	(25,234)	(3,643)	14.4%	(55,223)	(54,818)	(405)	0.7%
Segment results	$1,015	$(56,605)	$57,620	101.8%	$(10,435)	$(75,065)	$64,630	86.1%

Net loss ratio	83.1%	125.5%	(42.4 pts)		84.9%	109.3%	(24.4 pts)
Underwriting expense ratio	17.1%	19.9%	(2.8 pts)		19.4%	22.2%	(2.8 pts)
Premiums Written
Changes in our premium volume within our Specialty P&C segment are generally driven by four primary factors: (1) the amount of new business written, (2) our retention of existing business, (3) the premium charged for business that is renewed, which is affected by rates charged and by the amount and type of coverage an insured chooses to purchase and (4) the timing of premium written through multi-period policies. In addition, premium volume may periodically be affected by shifts in the timing of renewals between periods. For the three and six months ended June 30, 2021, our premium volume was primarily affected by our acquisition of NORCAL (see Note 2 of the Notes to Condensed Consolidated Financial Statements).
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
Gross, ceded and net premiums written were as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2021	2020	Change		2021	2020	Change
Gross premiums written	$142,035	$107,065	$34,970	32.7%	$280,323	$262,445	$17,878	6.8%
Less: Ceded premiums written	14,601	14,383	218	1.5%	31,576	38,508	(6,932)	(18.0%)
Net premiums written	$127,434	$92,682	$34,752	37.5%	$248,747	$223,937	$24,810	11.1%

Gross Premiums Written
Gross premiums written by component were as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2021	2020	Change		2021	2020	Change
Professional Liability
HCPL
Standard Physician(1)(14)
Twelve month term	$49,734	$39,392	$10,342	26.3%	$102,351	$96,309	$6,042	6.3%
Twenty-four month term	—	947	(947)	nm	—	8,314	(8,314)	nm
NORCAL Standard Physician(2)	16,340	—	16,340	nm	16,340	—	16,340	nm
Total Standard Physician	66,074	40,339	25,735	63.8%	118,691	104,623	14,068	13.4%
Specialty
Custom Physician(3)(14)	6,755	5,696	1,059	18.6%	22,592	36,442	(13,850)	(38.0%)
NORCAL Custom Physician(4)	1,205	—	1,205	nm	1,205	—	1,205	nm
Hospitals and Facilities(5)(14)	10,410	9,662	748	7.7%	26,751	25,933	818	3.2%
NORCAL Hospitals and Facilities(6)	2,387	—	2,387	nm	2,387	—	2,387	nm
Senior Care(7)(14)	719	480	239	49.8%	5,760	4,104	1,656	40.4%
Reinsurance (assumed)(8)	4,090	2,477	1,613	65.1%	14,527	7,266	7,261	99.9%
Total Specialty	25,566	18,315	7,251	39.6%	73,222	73,745	(523)	(0.7%)
Total HCPL	91,640	58,654	32,986	56.2%	191,913	178,368	13,545	7.6%
Small Business Unit(9)	23,178	20,505	2,673	13.0%	45,944	43,405	2,539	5.8%
Tail Coverages(10)(14)	13,318	17,818	(4,500)	(25.3%)	21,456	24,007	(2,551)	(10.6%)
NORCAL Tail Coverages(11)	2,450	—	2,450	nm	2,450	—	2,450	nm
Total Professional Liability	130,586	96,977	33,609	34.7%	261,763	245,780	15,983	6.5%
Medical Technology Liability(12)	11,194	9,885	1,309	13.2%	18,178	16,104	2,074	12.9%
Other(13)	255	203	52	25.6%	382	561	(179)	(31.9%)
Total	$142,035	$107,065	$34,970	32.7%	$280,323	$262,445	$17,878	6.8%
(1) Standard Physician premium was our greatest source of premium revenues in both 2021 and 2020 and is predominantly comprised of twelve month term policies. The increase in twelve month term policies during the 2021 three- and six-month periods was driven by the conversion of twenty-four month term policies, an increase in renewal pricing and, to a lesser extent, new business written, partially offset by retention losses. In addition, twelve month term policies in both the 2020 three- and six-month periods included the impact of premium credits granted as a result of the COVID-19 pandemic. Renewal pricing increases during the 2021 three- and six-month periods reflect the rising loss cost environment and new business written reflects general market conditions. Retention losses during the 2021 three- and six-month periods were largely attributable to our targeted state strategy to reassess our underwriting appetite in certain unprofitable states. We will continue to perform a detailed evaluation of venues, specialties and other areas to improve our underwriting results. We also continue to focus on underwriting discipline as we emphasize careful risk selection, rate adequacy, improved contract terms and a willingness to walk away from business that does not fit our goal of achieving a long-term underwriting profit. While retention during the 2021 three- and six-month periods has recovered somewhat from the impact of our re-underwriting efforts over the past year and a half, it remains lower than our historical average for this line of business as we continue to reevaluate certain states and set our rates to reflect our observations of higher severity trends. Retention losses during the 2021 six-month period also reflected the loss of two large policies totaling $1.4 million due to price competition during the first quarter of 2021. Standard Physician premium in the 2020 three- and six-month periods also included twenty-four month term policies that were offered to physician insureds in one selected jurisdiction. We ceased offering twenty-four month term policies beginning in the second quarter of 2020, and the majority of the policies that were up for renewal in the 2021 three- and six-month periods were renewed to twelve month term policies; however, a portion of the premium from the 2020 three- and six-month periods related to policies that will be subject to renewal and conversion in 2022.

(2) NORCAL Standard Physician premium represents premium contributed by NORCAL since the date of acquisition and is comprised of three and twelve month term policies. NORCAL Standard Physician premium during the 2021 three- and six-month periods was impacted by an increase in renewal pricing and, to a lesser extent, new business written, partially offset by retention losses, including the loss of one large policy.
(3) Custom Physician premium includes large complex physician groups, multi-state physician groups and non-standard physicians and is written primarily on an excess and surplus lines basis. The increase in Custom Physician premium during the 2021 three-month period was driven by new business written, including the addition of a $1.7 million policy, and, to a lesser extent, an increase in renewal pricing. Partially offsetting the increase in Custom Physician premium during the 2021 three-month period was timing differences of $1.6 million, primarily related to the prior year renewal of two policies and, to a lesser extent, retention losses. In addition, the change in Custom Physician premium for the 2021 three- and six-month periods included the impact of the dissolution of our arrangement with CAPAssurance as a result of our acquisition of NORCAL, which also resulted in the loss of a large program and two large policies in California totaling $10.2 million during the first quarter of 2021. The decrease in Custom Physician premium during the 2021 six-month period also reflected retention losses due to our focus on underwriting discipline which resulted in the non-renewal of two large policies totaling $7.3 million. The decrease in Custom Physician premium during the 2021 six-month period was partially offset by new business written and, to a lesser extent, an increase in renewal pricing. Renewal pricing increases for the 2021 three- and six-month periods reflect the rising loss cost environment and new business written reflects general market conditions. The retention rate in our Custom Physician book for the 2021three-month period improved, and we anticipate retention rates to continue to normalize going forward as we substantially completed our re-underwriting efforts as of the end of 2020. The retention rate in our Custom Physician book for the 2021 six-month period was lower than the prior year period which also reflects the impact of the aforementioned dissolution of our arrangement with CAPAssurance, which resulted in a decrease to our Specialty retention rate of 15.4 percentage points.
(4) NORCAL Custom Physician premium represents premium contributed by NORCAL since the date of acquisition and includes large complex physician groups, multi-state physician groups and non-standard physicians and is written primarily on an excess and surplus lines basis. NORCAL Custom Physician premium during the 2021 three- and six-month periods was impacted by retention losses, including the loss of one large policy due to price competition, partially offset by an increase in renewal pricing and, to a lesser extent, new business written.
(5) Hospitals and Facilities premium (which includes hospitals, surgery centers and miscellaneous medical facilities) increased during the 2021 three- and six-month periods as compared to the same respective periods of 2020 driven by an increase in renewal pricing, new business written and, to a lesser extent, timing differences of $0.6 million and $1.0 million, respectively, largely offset by retention losses. Renewal pricing increases for the 2021 three- and six-month periods reflect rate increases and contract modifications that we believe are appropriate given the current loss environment and new business written reflects general market conditions. Retention losses in the 2021 three- and six-month periods were primarily driven by the non-renewal of a $2.3 million policy during the second quarter due to price competition and our decision not to renew certain products. As we substantially completed our re-underwriting efforts on this book of business as of the end of the third quarter of 2020, retention rates have started to normalize.
(6) NORCAL Hospitals and Facilities premium represents premium contributed by NORCAL since the date of acquisition and includes hospitals, surgery centers and miscellaneous medical facilities. NORCAL Hospitals and Facilities premium during the 2021 three- and six-month periods was impacted by an increase in renewal pricing and, to a lesser extent, new business written, partially offset by retention losses.
(7) Senior Care premium includes facilities specializing in long term residential care primarily for the elderly ranging from independent living through skilled nursing. Our Senior Care premium increased for the 2021 three- and six-month periods as compared to the same respective periods of 2020 driven by new business written and, to a lesser extent, renewal pricing increases, partially offset by retention losses. The increase in renewal pricing during the 2021 three- and six-month periods was primarily the result of an increase in the rate charged for certain renewed policies in select states. Retention losses in the 2021 three- and six-month periods were driven by our decision not to renew certain classes of Senior Care business based on our expectations of poor loss performance. As we completed our re-underwriting efforts on this book of business during the third quarter of 2020, retention rates have started to normalize.
(8) We offer custom alternative risk solutions including assumed reinsurance. The increase in premium during the 2021 six-month period reflected an assumed reinsurance arrangement with a regional hospital group entered into during the first quarter of 2021, which resulted in $4.5 million of premium written, comprised of $2.3 million of retroactive premium written and fully earned and $2.2 million of prospective premium written. See Note 5 of the Notes to Condensed Consolidated Financial Statements for further information on this transaction. Our custom alternative risk solutions also includes premiums assumed on a quota share basis through a strategic partnership since 2016 with an international medical professional liability insurer. For 2021, we increased our participation in the original program and entered into another program with this insurer in a new international territory. Thus, we anticipate the volume of premium assumed through this partnership will grow going forward.
(9) Our Small Business Unit is primarily comprised of premium associated with podiatrists, legal professionals, dentists and chiropractors. Our Small Business Unit premium increased for the 2021 three- and six-month periods as compared to the same respective periods of 2020 driven by an increase in renewal pricing and new business written, partially offset by retention losses. The increase in renewal pricing during the 2021 three- and six-month periods was primarily the result of an increase in the rate charged for certain renewed policies in select states.
(10) We offer extended reporting endorsement or "tail" coverage to insureds who discontinue their claims-made coverage with us, and we also periodically offer tail coverage through stand-alone policies. Tail coverage premiums are generally 100% earned in the period written because the policies insure only incidents that occurred in prior periods and are not cancellable. The amount of tail coverage premium written can vary significantly from period to period. The decrease during the 2021 three- and six-month periods as compared to the same respective periods of 2020 was primarily due to the prior year effect of a large national healthcare account that exercised its contractual option to purchase tail coverage which resulted in $14.3 million of one-time premiums written and fully earned in the second quarter of 2020. This impact was largely offset by $7.8 million of tail premium written and fully earned during the second quarter of 2021 associated with a Custom Physician policy and, for the 2021 six-month period, two large tail policies totaling $2.1 million written and fully earned during the first quarter of 2021.
(11) NORCAL Tail Coverages represent premium contributed by NORCAL since the date of acquisition and include endorsement coverages to insureds who discontinue their claims-made coverage and may also periodically include tail coverage offered through stand-alone policies. As detailed in the previous footnote, tail coverage premiums are generally 100% earned in the period written and the amount of tail coverage premium written can vary significantly from period to period. NORCAL Tail Coverages for the 2021 three- and six-month periods included several individual tail policies totaling $2.5 million written and fully earned during the second quarter of 2021.
(12) Our Medical Technology Liability business is marketed throughout the U.S.; coverage is typically offered on a primary basis, within specified limits, to manufacturers and distributors of medical technology and life sciences products including entities conducting human clinical trials. In addition to the previously listed factors that affect our premium volume, our Medical Technology Liability premium is also impacted by the sales volume of insureds. Our Medical Technology Liability premium increased during the 2021 three- and six-month periods as compared to the same respective periods of 2020 due to new business written and, to a lesser extent, an increase in renewal pricing, partially offset by retention losses. Retention losses in the 2021 three- and six-month periods are primarily attributable to an increase in competition on terms and pricing, as well as merger activity within the industry. Renewal pricing increases during the 2021 three- and six-month periods are primarily due to changes in the sales volume of certain insureds, including changes in exposure on several renewing policies during the first quarter of 2021.
(13) This component of gross premiums written includes all other product lines within our Specialty P&C segment.
(14) Certain components of our gross premiums written include alternative market premiums. We currently cede either all or a portion of the alternative market premium, net of reinsurance, to three SPCs of our wholly owned Cayman Islands reinsurance subsidiaries, Inova Re and Eastern Re, which are reported in our Segregated Portfolio Cell Reinsurance segment (see further discussion in the Ceded Premiums Written section that follows). The portion not ceded to the SPCs is retained within our Specialty P&C segment.

	Three Months Ended June 30				Six Months Ended June 30
($ in millions)	2021	2020	Change		2021	2020	Change
Standard Physician	$2.0	$1.6	$0.4	25.0%	$2.0	$1.6	$0.4	25.0%
Custom Physician	—	—	—	nm	—	0.1	(0.1)	nm
Hospitals and Facilities	—	—	—	nm	—	0.1	(0.1)	nm
Senior Care	0.4	0.2	0.2	100.0%	4.6	3.8	0.8	21.1%
Tail Coverages	0.4	—	0.4	nm	0.7	—	0.7	nm
Total	$2.8	$1.8	$1.0	55.6%	$7.3	$5.6	$1.7	30.4%
Alternative market gross premiums written increased during the 2021 three- and six-month periods as compared to the same respective periods of 2020 driven by renewal pricing increases, primarily due to an increase in the rate charged for one program and, to a lesser extent, the impact of tail coverages.

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
The change in renewal pricing for our Specialty P&C segment, including by major component, was as follows:

	Three Months Ended June 30	Six Months Ended June 30
	2021	2021
Specialty P&C segment	10%	8%
HCPL
Standard Physician(1)(2)	11%	9%
Specialty(1)(2)	10%	9%
Total HCPL	11%	9%
Small Business Unit(1)	6%	5%
Medical Technology Liability(1)	8%	4%
(1) See Gross Premiums Written section for further explanation of changes in renewal pricing.
(2) Includes policies renewed by NORCAL since the date of acquisition.
New business written by major component on a direct basis was as follows:

	Three Months Ended June 30		Six Months Ended June 30
(In millions)	2021	2020	2021	2020
HCPL
Standard Physician(1)	$1.0	$0.4	$1.6	$1.0
Specialty(1)	3.7	1.1	12.4	3.0
Total HCPL	4.7	1.5	14.0	4.0
Small Business Unit	0.8	1.1	1.8	2.3
Medical Technology Liability	1.7	2.0	3.5	2.7
Total	$7.2	$4.6	$19.3	$9.0
(1) Includes premium contributed by NORCAL since the date of acquisition.

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
Retention for our Specialty P&C segment, including by major component, was as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Specialty P&C segment	86%	71%	81%	77%
HCPL
Standard Physician(1)	88%	82%	87%	81%
Specialty(1)	72%	29%	62%	60%
Total HCPL	84%	63%	78%	73%
Small Business Unit	91%	91%	91%	88%
Medical Technology Liability	89%	88%	88%	84%
(1) Includes premium contributed by NORCAL since the date of acquisition. We are currently in the process of evaluating NORCAL books of business and implementing ProAssurance's underwriting strategies, which will likely impact retention in future quarters.

Ceded Premiums Written
Ceded premiums represent the amounts owed to our reinsurers for their assumption of a portion of our losses. For our HCPL and Medical Technology Liability excess of loss reinsurance arrangements in effect prior to October 1, 2020, we generally retained the first $1 million in risk insured by us and ceded coverages in excess of this amount. Effective October 1, 2020, we generally retain the first $2 million in risk insured by us and cede coverages in excess of this amount. For our HCPL coverages, we also retain from 0% to 14.5% of the next $24 million of risk for coverages in excess of $2 million. For our Medical Technology Liability treaty which also renewed effective October 1, 2020, we also retain 2.5% of the next $8 million of risk for coverages in excess of $2 million. These changes in terms for both our HCPL and Medical Technology Liability treaties resulted in a reduction to the gross rate paid for the treaty year effective October 1, 2020. NORCAL policies are currently reinsured under separate reinsurance agreements, primarily excess of loss, which have historically renewed annually on January 1. For the NORCAL excess of loss reinsurance arrangement that renewed on January 1, 2021, retention is generally the first $2 million in risk and coverages in excess of this amount are ceded up to $24 million. We currently plan to incorporate NORCAL policies into our existing HCPL excess of loss reinsurance arrangement with the October 1, 2021 renewal.
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
Ceded premiums written were as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2021	2020	Change		2021	2020	Change
Excess of loss reinsurance arrangements (1)	$7,703	$8,111	$(408)	(5.0%)	$15,381	$16,728	$(1,347)	(8.1%)
Other shared risk arrangements (2)	3,968	4,314	(346)	(8.0%)	7,931	15,178	(7,247)	(47.7%)
Premium ceded to SPCs (3)	2,134	1,298	836	64.4%	6,603	5,082	1,521	29.9%
NORCAL premiums ceded since acquisition (4)	67	—	67	nm	67	—	67	nm
Other ceded premiums written	729	660	69	10.5%	1,594	1,520	74	4.9%
Total ceded premiums written	$14,601	$14,383	$218	1.5%	$31,576	$38,508	$(6,932)	(18.0%)
(1) We generally reinsure risks under our excess of loss reinsurance arrangements pursuant to which the reinsurers agree to assume all or a portion of all risks that we insure above our individual risk retention levels, up to the maximum individual limits offered. Premium due to reinsurers also fluctuates with the volume of written premium subject to cession under the arrangement. In certain of our excess of loss reinsurance arrangements, the premium due to the reinsurer is determined by the loss experience of that business reinsured, subject to certain minimum and maximum amounts. The decrease in ceded premiums written under our excess of loss reinsurance arrangements during the 2021 three- and six-month periods as compared to the same respective periods of 2020 primarily reflected a decrease in the overall volume of gross premiums written subject to cession and, to a lesser extent, the reduced rate on the treaty year effective October 1, 2020.
(2) We have entered into various shared risk arrangements, including quota share, fronting, and captive arrangements, with certain large healthcare systems and other insurance entities. While we cede a large portion of the premium written under these arrangements, they provide us an opportunity to grow net premium through strategic partnerships. These arrangements primarily include our Ascension Health program and, prior to the fourth quarter of 2020, our CAPAssurance program. Our CAPAssurance program was mutually dissolved on October 1, 2020. During the first quarter of 2021, we entered into a new shared risk arrangement with a regional hospital group. The decrease in ceded premiums written under our shared risk arrangements during the 2021 three- and six-month periods as compared to the same respective periods of 2020 was primarily due to the aforementioned dissolution of our arrangement with CAPAssurance and, to a lesser extent, a decrease in premium ceded to our Ascension Health Program, somewhat offset by the premium ceded under our new shared risk arrangement, as previously discussed.
(3) As previously discussed, as a part of our alternative market solutions, all or a portion of certain healthcare premium written is ceded to SPCs in our Segregated Portfolio Cell Reinsurance segment under either excess of loss or quota share reinsurance agreements, depending on the structure of the individual program. See the Segment Results - Segregated Portfolio Cell Reinsurance section for further discussion on the cession to the SPCs from our Specialty P&C segment. The increase in premiums ceded to SPCs during the 2021 three- and six-month periods as compared to the same respective periods of 2020 was driven by renewal pricing increases (see discussion in footnote 14 under the heading "Gross Premiums Written").
(4) NORCAL policies are currently reinsured under separate reinsurance agreements, primarily excess of loss, as previously discussed. For NORCAL's excess of loss agreements, deposit ceded premium, as defined in the contract, is initially estimated and recorded at the inception date of the treaty, generally January 1, as an estimate of ceded premiums written for the full contract year. These estimates of ceded premiums are based on information provided by brokers and reinsurers and may be periodically adjusted as new information is received. NORCAL's ceded premiums written for the 2021 three- and six-month periods primarily reflected premium ceded since the date of acquisition related to cyber liability coverages. The majority of ceded premiums for NORCAL's excess of loss reinsurance arrangements were recorded before the acquisition by NORCAL in their first quarter 2021 results, and will continue to be expensed pro rata over the remainder of the year. As previously discussed, we currently plan to incorporate NORCAL policies into our existing HCPL excess of loss reinsurance arrangement with the October 1, 2021 renewal. At that point, ceded premiums will fluctuate with the volume of written premium subject to cession under the arrangement each quarter, as discussed in footnote 1 above.
Ceded Premiums Ratio
The ceded premiums ratio was as follows:

	Three Months Ended June 30			Six Months Ended June 30
	2021	2020	Change	2021	2020	Change
Ceded premiums ratio	10.3%	13.4%	(3.1 pts)	11.3%	14.7%	(3.4 pts)
The above table reflects ceded premiums written as a percent of gross premiums written. Our ceded premiums ratio for the 2021 three- and six-month periods was impacted by the inclusion of NORCAL ceded and written premiums since the date of acquisition, which accounted for 1.9 and 1.0 percentage points, respectively, of the decrease in the ratio as the majority of ceded premiums for NORCAL's excess of loss reinsurance arrangements were recorded before the acquisition, as previously discussed. Excluding the impact of the NORCAL acquisition, our ceded premium ratio for the 2021 three- and six-month periods decreased 1.2 and 2.4 percentage points, respectively, as compared to the same respective periods of 2020. This decrease was driven by a decrease in premiums ceded under our shared risk arrangements and, to a lesser extent, the effect of the aforementioned tail premium associated with a Custom Physician policy (an increase in gross premiums written with minimal premium ceded), largely offset by the effect of a large national healthcare account tail policy written premium during the second quarter of 2020. See further discussion on the Custom Physician tail policy in footnote 10 under the heading "Gross Premiums Written" and additional discussion on NORCAL ceded premiums and our shared risk arrangements above under the heading "Ceded Premiums Written."
Net Premiums Earned
Net premiums earned consist of gross premiums earned less the portion of earned premiums that we cede to our reinsurers for their assumption of a portion of our losses. Because premiums are generally earned pro rata over the entire policy period, fluctuations in premiums earned tend to lag those of premiums written. The majority of our policies carry a term of one year; however, some of our Medical Technology Liability policies have a multi-year term and some of our NORCAL Standard Physician policies have a three-month term. In addition, prior to the third quarter of 2020, we wrote certain Standard Physician policies with a twenty-four month term. Tail coverage premiums are generally 100% earned in the period written because the policies insure only incidents that occurred in prior periods and are not cancellable. Retroactive coverage premiums are 100% earned at the inception of the contract, as all of the associated underlying loss events occurred in the past. Additionally, any ceded premium changes due to changes to estimates of premiums owed under reinsurance agreements for prior accident years are fully earned in the period of change.
Net premiums earned were as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2021	2020	Change		2021	2020	Change
Gross premiums earned	$186,474	$145,547	$40,927	28.1%	$318,534	$284,570	$33,964	11.9%
Less: Ceded premiums earned	17,839	18,451	(612)	(3.3%)	34,285	37,114	(2,829)	(7.6%)
Net premiums earned	$168,635	$127,096	$41,539	32.7%	$284,249	$247,456	$36,793	14.9%

Gross premiums earned during the 2021 three- and six-month periods included additional earned premiums of approximately $50.7 million from our acquisition of NORCAL. Of that amount of earned premium, approximately $46.9 million was associated with NORCAL policies written prior to our acquisition. We expect NORCAL policies to contribute approximately $150 million to $170 million of additional gross premiums earned over the remainder of 2021. Excluding premiums associated with the NORCAL acquisition, gross premiums earned decreased $9.8 million and $16.7 million, respectively, during the 2021 three- and six-month periods as compared to the same respective periods of 2020 driven by the prior year effect of a large national healthcare account that exercised its contractual option to purchase tail coverage which resulted in $14.3 million of one-time premiums written and fully earned during the second quarter of 2020 (see previous discussion in footnote 10 under the heading "Gross Premiums Written"). In addition, the decrease reflected the pro rata effect of a decrease in the volume of written premium during the preceding twelve months, predominantly in our Specialty line of business, due to our re-underwriting efforts and, to a lesser extent, the dissolution of our arrangement with CAPAssurance. The decrease in gross premiums earned during the 2021 three- and six-month periods was partially offset by tail premium associated with a Custom Physician policy, which resulted in $7.8 million of one-time written and fully earned during the current period (see previous discussion in footnote 10 under the heading "Gross Premiums Written") and, for the 2021 six-month period, $2.3 million of retroactive premium written and fully earned associated with an assumed reinsurance program (see previous discussion in footnote 8 under the heading "Gross Premiums Written").
Ceded premiums earned during the 2021 three- and six-month periods included additional ceded premium of approximately $2.3 million from our acquisition of NORCAL, which is primarily attributable to NORCAL's excess of loss reinsurance arrangement (see previous discussion in footnote 4 under the heading "Ceded Premiums Written"). We expect NORCAL to contribute an additional $7.7 million of ceded premiums earned over the remainder of 2021 from their pre-acquisition excess of loss reinsurance arrangement. Excluding ceded premiums from our NORCAL acquisition, ceded premiums earned decreased $2.9 million and $5.1 million during the 2021 three- and six-month periods, respectively, as compared to the same respective periods of 2020 driven by the pro rata effect of a decrease in premium ceded under our shared risk and excess of loss arrangements during the preceding twelve months.
Losses and Loss Adjustment Expenses
The determination of calendar year losses involves the actuarial evaluation of incurred losses for the current accident year and the actuarial re-evaluation of incurred losses for prior accident years, including an evaluation of the reserve amounts required for ECO/XPL losses. As part of the review of our prior accident year reserves, we also make estimates of expected losses and associated recoveries for prior year ceded losses under certain loss sensitive reinsurance agreements. This analysis may result in changes to estimates of premiums owed under reinsurance agreements for prior accident years which impact net premiums earned (the denominator of the net loss ratio) in the period the adjustment is made. No such adjustments were made during the three and six months ended June 30, 2021 or 2020. See previous discussion under the heading "Ceded Premiums Written" for additional information.
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

The following table summarizes calendar year net loss ratios for our Specialty P&C segment by separating losses between the current accident year and all prior accident years. In addition, net loss ratios in the following table include the impact of NORCAL since the date of acquisition.

	Net Loss Ratios (1)
	Three Months Ended June 30			Six Months Ended June 30
	2021	2020	Change	2021	2020	Change
Calendar year net loss ratio	83.1%	125.5%	(42.4 pts)	84.9%	109.3%	(24.4	pts)
Less impact of prior accident years on the net loss ratio	(6.3%)	(12.2%)	5.9 pts	(4.7%)	(7.2%)	2.5	pts
Current accident year net loss ratio (2)	89.4%	137.7%	(48.3 pts)	89.6%	116.5%	(26.9	pts)
(1)Net losses, as specified, divided by net premiums earned.
(2)For the three and six months ended June 30, 2021, our current accident year net loss ratio (as shown in the table above) improved 48.3 and 26.9 percentage points, respectively, as compared to the same respective periods of 2020. The change in our current accident year net loss ratio in each period was primarily attributable to the following:

(In percentage points)	Increase (Decrease), 2021 versus 2020
	Comparative three-month period	Comparative six-month period
Estimated ratio increase (decrease) attributable to:
Large National Healthcare Account	(35.1 pts)	(17.9 pts)
COVID-19 Reserve	(9.0 pts)	(4.4 pts)
Custom Physician Tail Policy	(1.5 pts)	(0.8 pts)
NORCAL Operations	4.0 pts	2.0 pts
NORCAL Acquisition - Purchase Accounting Adjustment	(1.5 pts)	(0.8 pts)
All other, net	(5.2 pts)	(5.0 pts)
Decrease in current accident year net loss ratio	(48.3 pts)	(26.9 pts)
Excluding the impact of the items identified in the table above, our current accident year net loss ratios for the three and six months ended June 30, 2021 improved 5.2 and 5.0 percentage points, respectively, driven by decreases to certain loss ratios during the first quarter of 2021 in our Standard Physician and Specialty lines of business as we continue to recognize the beneficial impacts of our re-underwriting efforts and focus on rate adequacy. Loss ratios associated with NORCAL policies were higher than the average for our other books of business in this segment, which increased our current accident year net loss ratios for the three and six months ended June 30, 2021 by 4.0 and 2.0 percentage points, respectively. Also as a result of our acquisition of NORCAL, our current accident year net loss ratios for the three and six months ended June 30, 2021 were also impacted by amortization of the negative VOBA associated with NORCAL's assumed unearned premium which is recorded as a reduction to current accident year net losses and accounted for a 1.5 and 0.8 percentage point decrease, respectively, in our current period ratios. See Note 2 of the Notes to Condensed Consolidated Financial Statements for additional information on the NORCAL acquisition and the related purchase accounting adjustments. For the three and six months ended June 30, 2021, our current accident year net loss ratios were also impacted by a Custom Physician tail policy ($7.8 million of net premiums earned recorded with a lower loss ratio than the segment's average initial loss ratio), which accounted for 1.5 and 0.8 percentage points, respectively, of the decrease in the current period ratios as compared to the prior year periods. For the three and six months ended June 30, 2020, our current accident year net loss ratios were higher due to the effect of a large national healthcare account, net of the impact of a related PDR amortization, which accounted for 35.1 and 17.9 percentage points, respectively, of the decrease in the current period ratios as compared to the prior year periods. In addition, our current accident year net loss ratios for the three and six months ended June 30, 2020 were impacted by a $10 million reserve we recorded during the second quarter of 2020 for COVID-19 which accounted for 9.0 and 4.4 percentage points, respectively, of the decrease in the current period ratios as compared to the prior year periods; no adjustment has been made to this reserve since its establishment.
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
We recognized net favorable prior accident year reserve development of $10.5 million and $13.2 million during the three and six months ended June 30, 2021, respectively, as compared to $15.4 million and $17.8 million during the same respective periods of 2020. Development recognized during the three and six months ended June 30, 2021 principally related to accident years 2017 through 2020. Development recognized during the three and six months ended June 30, 2020 principally related to accident years 2014 through 2018. Net favorable prior accident year reserve development recognized for the three and six months ended June 30, 2021 included an increase in our reserve for potential ECO/XPL claims of $1.6 million and $1.4 million, respectively, as compared to a reduction in this same reserve of $0.4 million and $2.8 million during the same respective periods of 2020. Furthermore, favorable development recognized during the three and six months ended June 30, 2021 included $2.1 million related to the amortization of the purchase accounting fair value adjustment on NORCAL's assumed net reserve and amortization of the negative VOBA associated with NORCAL's DDR reserve which is recorded as a reduction to prior accident year net losses and loss adjustment expenses. We did not recognize any development related to NORCAL's prior accident year reserves since the date of acquisition.
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
Underwriting, Policy Acquisition and Operating Expenses
Our Specialty P&C segment underwriting, policy acquisition and operating expenses, including NORCAL expenses since the date of acquisition, were comprised as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2021	2020	Change		2021	2020	Change
DPAC amortization	$13,785	$13,635	$150	1.1%	$26,181	$27,551	$(1,370)	(5.0%)
Management fees	856	1,258	(402)	(32.0%)	1,856	3,090	(1,234)	(39.9%)
Other underwriting and operating expenses	14,236	10,341	3,895	37.7%	27,186	24,177	3,009	12.4%
Total	$28,877	$25,234	$3,643	14.4%	$55,223	$54,818	$405	0.7%
DPAC amortization for the 2021 three- and six-month periods included approximately $0.9 million of DPAC amortization associated with NORCAL policies written subsequent to our acquisition; however, this level of DPAC amortization is approximately $6.3 million lower than would be considered normal for the period of time post-acquisition due to the application of GAAP purchase accounting rules whereby the capitalized policy acquisition costs for policies written prior to the acquisition date were written off rather than being expensed pro rata over the remaining term of the associated policies (see Note 2 of the Notes to Condensed Consolidated Financial Statement for more information). Excluding NORCAL, DPAC amortization decreased during both the 2021 three- and six-month periods driven by a decrease in earned premium, excluding the effect of the premium earned from tail policies as there is typically minimal deferred acquisition costs associated with tail premium (see discussion under the heading "Gross Premiums Written"). In addition, the decrease in DPAC amortization during the 2021 three- and six-month periods reflected a decrease in compensation-related expenses driven by a reduction in headcount as a result of the 2020 organizational restructuring and a decrease in premium taxes due to a lower volume of premium written. Partially offsetting the decrease in DPAC amortization for the 2021 three- and six-month periods was a decrease in ceding commission income, which is an offset to expense, from certain of our shared risk arrangements.
Management fees are charged pursuant to a management agreement by the Corporate segment to the operating subsidiaries within our Specialty P&C segment, excluding the acquired operating subsidiaries of NORCAL, for services provided based on the extent to which services are provided to the subsidiary and the amount of premium written by the subsidiary. Fluctuations in the amount of premium written by each subsidiary can result in corresponding variations in the management fee charged to each subsidiary during a particular period. Due to organizational structure enhancements in our Specialty P&C segment during 2020, the extent to which services are provided by the Corporate segment to the operating subsidiaries within the segment decreased effective January 1, 2021. Accordingly, we reduced the fee charged to the operating subsidiaries during the 2021 three- and six-month periods.
Other underwriting and operating expenses increased during the 2021 three- and six-month periods primarily due to the addition of approximately $1.6 million of expenses contributed by NORCAL since the date of acquisition and an increase in amortization related to new software placed into service during the second quarter of 2020. In addition, the increase reflected higher amounts accrued for performance-related incentive plans due to our improved combined ratio and other performance metrics. These increases in expenses were partially offset by lower operating expenses in the 2021 three- and six-month periods resulting from the operational and structural changes implemented over the past year and a half as well as the effect of $0.5 million and $1.9 million, respectively, of one-time expenses incurred during the prior year periods primarily related to the restructuring of our HCPL field office organization. The remaining variance in other underwriting and operating expenses for the 2021 three- and six-month periods as compared to the same respective periods of 2020 was comprised of individually insignificant components.
Underwriting Expense Ratio (the Expense Ratio)
Our expense ratio for the Specialty P&C segment was as follows:

	Three Months Ended June 30				Six Months Ended June 30
	2021	2020	Change		2021	2020	Change
Underwriting expense ratio	17.1%	19.9%	(2.8	pts)	19.4%	22.2%	(2.8	pts)
The change in our expense ratio for the 2021 three- and six-month periods as compared to the same respective periods of 2020 was primarily attributable to the following:

Increase (Decrease), 2021 versus 2020
(In percentage points)	Comparative three-month period	Comparative six-month period
Estimated ratio increase (decrease) attributable to:
Decrease in Net Premiums Earned and DPAC amortization(1)	(0.3 pts)	(0.4 pts)
NORCAL Operations	(4.9 pts)	(3.0 pts)
Large National Healthcare Account Tail Premium(2)	2.5 pts	1.3 pts
Custom Physician Tail Premium(2)	(1.5 pts)	(0.7 pts)
One-time Expenses	(0.5 pts)	(0.8 pts)
All other, net	1.9 pts	0.8 pts
Decrease in the underwriting expense ratio	(2.8 pts)	(2.8 pts)
(1) Excludes premium and DPAC amortization contributed by NORCAL since the date of acquisition (see Note 2 of the Notes to Condensed Consolidated Financial Statements for additional information) as well as $7.8 million of premium in the 2021 three- and six-month periods associated with a Custom Physician tail policy and $14.3 million of premium in the 2020 three- and six-month periods associated with a large national healthcare account tail policy. In addition, excludes certain one-time expenses included in DPAC amortization in the 2020 three- and six-month periods of $0.3 million.

(2) See previous discussion under the heading "Gross Premiums Written"
Our underwriting expense ratios for the 2021 three- and six-month periods were impacted by our acquisition of NORCAL. The additional expenses of NORCAL of approximately $2.5 million had a nominal effect on the ratio as it was more than offset by the effect on the ratio of net premiums earned of $48.5 million contributed by NORCAL which decreased our Specialty P&C segment expense ratio for the 2021 three- and six-month periods by 4.9 and 3.0 percentage points, respectively. However, as previously discussed, DPAC amortization associated with NORCAL recorded during the 2021 three- and six-month periods was lower than would be considered normal due to the application of GAAP purchase accounting rules. Normalizing this amortization would have increased our expense ratio for the 2021 three- and six-month periods by an estimated 3.8 and 2.2 percentage points, respectively. Excluding the impact of NORCAL and the remaining items identified in the table above, our expense ratios for the 2021 three- and six-month periods increased by 1.9 and 0.8 percentage points, respectively, primarily due to the impact of an increase in amortization related to new software and, to a lesser extent, higher amounts accrued for performance-related incentive plans, partially offset by decreased operating expenses resulting from the operational and structural changes implemented over the past year and a half, as well as the aforementioned reduction to the management fee charged by the Corporate segment.

Segment Results - Workers' Compensation Insurance
Our Workers' Compensation Insurance segment includes workers' compensation products provided to employers generally with 1,000 or fewer employees, as discussed in Note 15 of the Notes to Condensed Consolidated Financial Statements. Workers' compensation products offered include guaranteed cost policies, policyholder dividend policies, retrospectively-rated policies, deductible policies and alternative market programs. Alternative market programs include program design, fronting, claims administration, risk management, SPC rental, asset management and SPC management services. Alternative market program premiums are 100% ceded to either the SPCs within our Segregated Portfolio Cell Reinsurance segment or, to a limited extent, an unaffiliated captive insurer for one program. Our Workers' Compensation Insurance segment results reflect pre-tax underwriting profit or loss from these workers' compensation products, exclusive of investment results, which are included in our Corporate segment. Segment results included the following:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2021	2020	Change		2021	2020	Change
Net premiums written	$40,784	$40,301	$483	1.2%	$87,668	$90,613	$(2,945)	(3.3%)

Net premiums earned	$40,626	$42,406	$(1,780)	(4.2%)	$80,636	$86,921	$(6,285)	(7.2%)
Other income	900	519	381	73.4%	1,293	1,276	17	1.3%
Net losses and loss adjustment expenses	(27,751)	(28,425)	674	(2.4%)	(53,958)	(58,192)	4,234	(7.3%)
Underwriting, policy acquisition and operating expenses	(12,712)	(13,456)	744	(5.5%)	(24,998)	(27,622)	2,624	(9.5%)
Segment results	$1,063	$1,044	$19	1.8%	$2,973	$2,383	$590	24.8%

Net loss ratio	68.3%	67.0%	1.3 pts		66.9%	66.9%	— pts
Underwriting expense ratio	31.3%	31.7%	(0.4 pts)		31.0%	31.8%	(0.8 pts)

Premiums Written
Our workers’ compensation premium volume is driven by five primary factors: (1) the amount of new business written, (2) retention of our existing book of business, (3) premium rates charged on our renewal book of business, (4) changes in payroll exposure and (5) audit premium.
Gross, ceded and net premiums written were as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2021	2020	Change		2021	2020	Change
Gross premiums written	$57,845	$57,208	$637	1.1%	$130,173	$136,451	$(6,278)	(4.6%)
Less: Ceded premiums written	17,061	16,907	154	0.9%	42,505	45,838	(3,333)	(7.3%)
Net premiums written	$40,784	$40,301	$483	1.2%	$87,668	$90,613	$(2,945)	(3.3%)

Gross Premiums Written
Gross premiums written by product were as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2021	2020	Change		2021	2020	Change
Traditional business:
Guaranteed cost	$32,865	$35,049	$(2,184)	(6.2%)	$71,061	$77,111	$(6,050)	(7.8%)
Policyholder dividend	6,740	5,144	1,596	31.0%	14,260	13,176	1,084	8.2%
Deductible	386	552	(166)	(30.1%)	2,439	2,478	(39)	(1.6%)
Retrospective(1)	2,205	995	1,210	121.6%	2,660	1,338	1,322	98.8%
Other	1,706	1,687	19	1.1%	3,306	3,468	(162)	(4.7%)
Alternative market business(2)	13,943	13,781	162	1.2%	37,657	39,740	(2,083)	(5.2%)
Change in EBUB estimate	—	—	—	nm	(1,210)	(860)	(350)	40.7%
Total	$57,845	$57,208	$637	1.1%	$130,173	$136,451	$(6,278)	(4.6%)
(1) The change in retrospectively-rated policies included adjustments that decreased premium by $0.3 million and $0.4 million for the three and six months ended June 30, 2021, respectively, and $1.5 million and $1.7 million for the same respective periods of 2020.
(2) A majority of alternative market premiums are ceded to SPCs in our Segregated Portfolio Cell Reinsurance segment. See further discussion on alternative market gross premiums written in our Segment Operating Results - Segregated Portfolio Cell Reinsurance section under the heading "Gross Premiums Written" that follows.
Gross premiums written increased during the three months ended June 30, 2021 as compared to the same period of 2020, primarily reflecting lower retrospectively-rated policy adjustments and an increase in new business, partially offset by a decrease in audit premium and the continuation of competitive market conditions. Policy audits processed during the 2021 three- and six-month periods resulted in audit premium returned to policyholders totaling $1.0 million and $1.8 million, respectively, as compared to audit premium billed to policyholders of $0.2 million and $1.1 million for the same respective periods of 2020. In addition, we reduced our EBUB estimate by $1.2 million and $0.9 million during the six months ended June 30, 2021 and 2020, respectively. The decrease in audit premium processed as well as the reduction of our EBUB estimate for the 2021 six-month period, primarily reflected the impact of COVID-19 on both actual and expected final payroll audits for policies written prior to the onset of the pandemic in 2020. Renewal rate decreases were 3% during each of the three and six months ended June 30, 2021, respectively, as compared to 4% during each of the three and six months ended June 30, 2020. New business written increased $0.3 million for the three months ended June 30, 2021 and decreased $2.1 million for the six months ended June 30, 2021, as compared to the same respective periods of 2020. New business written in the second quarter of 2021 reflects $2.9 million of premium for a related group of policies. Renewal rate retention was 85% and 88% for the three and six months ended June 30, 2021, respectively, as compared to 87% and 84% for the same respective periods of 2020. The 2020 six-month period renewal retention was impacted by the reduction in premium funding for a large alternative market program. We retained 100% of the fifteen (six in the second quarter) workers’ compensation alternative market programs that were up for renewal during the six months ended June 30, 2021.

New business, audit premium, renewal retention and renewal price changes for our traditional business and the alternative market business are shown in the table below:

	Three Months Ended June 30
	2021			2020
($ in millions)	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results
New business	$6.1	$0.7	$6.8	$5.8	$0.7	$6.5
Audit premium (excluding EBUB)	$(1.2)	$0.2	$(1.0)	$0.1	$0.1	$0.2
Retention rate (1)	85%	83%	85%	87%	87%	87%
Change in renewal pricing (2)	(3%)	(5%)	(3%)	(4%)	(5%)	(4%)

	Six Months Ended June 30
	2021			2020
($ in millions)	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results
New business	$12.0	$1.5	$13.5	$13.8	$1.8	$15.6
Audit premium (excluding EBUB)	$(2.2)	$0.4	$(1.8)	$1.3	$(0.2)	$1.1
Retention rate (1)	87%	89%	88%	86%	81%	84%
Change in renewal pricing (2)	(2%)	(5%)	(3%)	(4%)	(5%)	(4%)

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

Ceded Premiums Written
Ceded premiums written were as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2021	2020	Change		2021	2020	Change
Premiums ceded to SPCs	$13,926	$13,698	$228	1.7%	$34,608	$37,053	$(2,445)	(6.6%)
Premiums ceded to external reinsurers	3,211	3,213	(2)	(0.1%)	6,186	6,457	(271)	(4.2%)
Premiums ceded to unaffiliated captive insurer	17	83	(66)	(79.5%)	3,049	2,687	362	13.5%
Change in return premium estimate under external reinsurance	(21)	16	(37)	(231.3%)	(495)	47	(542)	(1,153.2%)
Estimated revenue share	(72)	(103)	31	(30.1%)	(843)	(406)	(437)	107.6%
Total ceded premiums written	$17,061	$16,907	$154	0.9%	$42,505	$45,838	$(3,333)	(7.3%)
Premiums ceded to SPCs represent alternative market business that is ceded under 100% quota share reinsurance agreements to the SPCs in our Segregated Portfolio Cell Reinsurance segment. Premiums ceded to unaffiliated captive insurer represent alternative market business for one program that is ceded under a 100% quota share reinsurance agreement. Alternative market premiums ceded to SPCs increased for the three months ended June 30, 2021 and decreased for the six months ended June 30, 2021 as compared to the same periods of 2020. See further discussion on alternative market gross premiums written in our Segment Operating Results - Segregated Portfolio Cell Reinsurance section under the heading "Gross Premiums Written" that follows.
Under our external reinsurance agreement for traditional business, we retain the first $0.5 million in risk insured by us and cede losses in excess of this amount on each loss occurrence under our primary external reinsurance treaty, subject to an AAD, equal to 3.5% of ceded earned premium for the treaty year effective May 1, 2021. Per our reinsurance agreements, we cede premiums related to our traditional business on an earned premium basis. The decrease in premiums ceded to external reinsurers during the 2021 three- and six-month periods primarily reflected the decrease in traditional earned premium, partially offset by an increase in reinsurance rates.

Changes in the return premium estimate reflected adjustments to our estimate of expected future recovery of ceded premium based on the underlying loss experience of our reinsurance contracts that include a provision for return premium. We increased our estimate of return premium by a nominal amount during the three months ended June 30, 2021 and $0.5 million during the six months ended June 30, 2021 as compared to a nominal decrease in our estimate during the same respective periods in 2020. The change in estimated return premium for the three and six months ended June 30, 2021 primarily reflected favorable prior year loss development on previously reported reinsured claims.
Our reinsurance program includes a revenue share agreement with our reinsurance broker under which we share in the broker's revenue above an agreed upon minimum retention. We increased our estimate of the revenue share with our reinsurance broker during the three and six months ended June 30, 2021, reflecting an increase in the ceded premium under the reinsurance treaties.
Ceded Premiums Ratio
Ceded premiums ratio was as follows:

	Three Months Ended June 30				Six Months Ended June 30
	2021	2020	Change		2021	2020	Change
Ceded premiums ratio, as reported	33.1%	33.1%	—	pts	32.4%	32.6%	(0.2	pts)
Less the effect of:
Premiums ceded to SPCs (100%)	24.5%	24.9%	(0.4	pts)	25.1%	24.8%	0.3	pts
Retrospective premium adjustments	—%	0.2%	(0.2	pts)	—%	0.1%	(0.1	pts)
Premiums ceded to unaffiliated captive insurers (100%)	1.6%	1.4%	0.2	pts	1.7%	1.3%	0.4	pts
Change in EBUB	—%	—%	—	pts	0.1%	0.1%	—	pts
Change in return premium estimate under external reinsurance	—%	—%	—	pts	(0.6%)	—%	(0.6	pts)
Estimated revenue share	(0.2%)	(0.2%)	—	pts	(1.0%)	(0.4%)	(0.6	pts)
Assumed premiums earned (not ceded to external reinsurers)	(0.3%)	(0.2%)	(0.1	pts)	(0.3%)	(0.2%)	(0.1	pts)
Ceded premiums ratio (related to external reinsurance), less the effects of above	7.5%	7.0%	0.5	pts	7.4%	6.9%	0.5	pts
The above table reflects traditional ceded premiums earned as a percent of traditional gross premiums earned. As discussed above, we cede premiums in our traditional business to external reinsurers on an earned premium basis. The increase in the ceded premiums ratio for the three and six months ended June 30, 2021 as compared to the same respective periods in 2020 primarily reflected an increase in reinsurance rates.
Net Premiums Earned
Net premiums earned consist of gross premiums earned less the portion of earned premiums that we cede to SPCs in our Segregated Portfolio Cell Reinsurance segment, external reinsurers (including changes related to the return premium and revenue share estimates) and the unaffiliated captive insurer. Because premiums are generally earned pro rata over the entire policy period, fluctuations in premiums earned tend to lag those of premiums written. Our workers’ compensation policies are twelve month term policies, and premiums are earned on a pro rata basis over the policy period. Net premiums earned also include premium adjustments related to the audit of our insureds' payrolls, changes in our EBUB estimate and premium adjustments related to retrospectively-rated policies. Payroll audits are conducted subsequent to the end of the policy period and any related premium adjustments processed are recorded as fully earned in the current period. In addition, we record an estimate for EBUB and evaluate the estimate on a quarterly basis.
Net premiums earned were as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2021	2020	Change		2021	2020	Change
Gross premiums earned	$60,710	$63,430	$(2,720)	(4.3%)	$119,342	$129,042	$(9,700)	(7.5%)
Less: Ceded premiums earned	20,084	21,024	(940)	(4.5%)	38,706	42,121	(3,415)	(8.1%)
Net premiums earned	$40,626	$42,406	$(1,780)	(4.2%)	$80,636	$86,921	$(6,285)	(7.2%)

The decrease in net premiums earned during the three and six months ended June 30, 2021 as compared to the same respective periods of 2020 primarily reflected the pro rata effect of a reduction in net premiums written during the preceding twelve months, a decrease in audit premium and, for the 2021 six-month period, the reduction in our EBUB estimate, partially offset by a decrease in negative premium adjustments to retrospectively-rated policies as well as an increase in the revenue share and return premium estimates under our reinsurance contract. We reduced our EBUB estimate by $1.2 million and $0.9 million during the six months ended June 30, 2021 and 2020, respectively. The reduction in our EBUB estimate for the six months ended June 30, 2021 primarily reflected the impact of COVID-19 on both actual and expected final payroll audits for policies written prior to the onset of the pandemic in 2020. Please see "Item 1A, Risk Factors" in our December 31, 2020 report on Form 10-K for additional information on the economic impact of COVID-19.
Losses and Loss Adjustment Expenses
We estimate our current accident year loss and loss adjustment expenses by developing actual reported losses using historical loss development factors, adjusted to reflect current and expected trends based on various internal analyses and supplemental information. The following table summarizes calendar year net loss ratios by separating losses between the current accident year and all prior accident years. Calendar year and current accident year net loss ratios by component were as follows:

	Three Months Ended June 30				Six Months Ended June 30
	2021	2020	Change		2021	2020	Change
Calendar year net loss ratio	68.3%	67.0%	1.3	pts	66.9%	66.9%	—	pts
Less impact of prior accident years on the net loss ratio	(4.7%)	(3.6%)	(1.1	pts)	(5.1%)	(3.5%)	(1.6	pts)
Current accident year net loss ratio	73.0%	70.6%	2.4	pts	72.0%	70.4%	1.6	pts
The increase in the current accident year net loss ratio for the three and six months ended June 30, 2021 primarily reflected higher claim activity as workers return to full employment with the easing of pandemic-related restrictions in our operating territories. In addition, the increase in the current accident year net loss ratio for the three and six months ended June 30, 2021 also reflected the continuation of intense price competition and the resulting renewal rate decreases as well as the effect of lower net premiums earned driven by a reduction in audit premium and, for the six months ended June 30, 2021, a reduction in our EBUB estimate, as previously discussed. The increase in the current accident year loss ratio was partially offset by favorable trends in prior accident year claim results and their impact on our analysis of the current accident year loss estimate. As a result of the COVID-19 pandemic, legislative and regulatory bodies in certain states have changed or are considering changes to compensability requirements and presumptions for certain types of workers related to COVID-19 claims. Such changes could have an adverse impact on the frequency and severity related to COVID-19 claims.
Calendar year incurred losses (excluding IBNR) in excess of our per occurrence reinsurance retention, before consideration of the AAD (see previous discussion under the heading "Ceded Premiums Written"), increased $2.3 million and $3.5 million for the three and six months ended June 30, 2021, respectively, as compared to the same periods of 2020. The increase reflected current accident year losses of $2.5 million and $3.0 million for the 2021 three- and six-month periods, respectively, which were $2.1 million and $2.7 million higher as compared to the same respective periods of 2020. We retained calendar year incurred losses in excess of our per occurrence retention totaling $1.5 million and $2.7 million for the three and six months ended June 30, 2021, respectively, which reflected losses within the AAD.
We recognized net favorable prior year development related to our previously established reserve of $1.9 million and $4.1 million for the three and six months ended June 30, 2021, respectively, as compared to $1.5 million and $3.0 million for the same respective periods of 2020. The net favorable prior year reserve development for the three and six months ended June 30, 2021 and 2020 reflected overall favorable trends in claim closing patterns. Net favorable development for the 2021 three and six months ended was primarily related to the 2017 accident year and prior. Net favorable development for the 2020 three and six months ended was related to the 2014, 2015 and 2016 accident years.

Underwriting, Policy Acquisition and Operating Expenses
Underwriting, policy acquisition and operating expenses include the amortization of commissions, premium taxes and underwriting salaries, which are capitalized and deferred over the related workers’ compensation policy period, net of ceding commissions earned. The capitalization of underwriting salaries can vary as they are subject to the success rate of our contract acquisition efforts. These expenses also include a management fee charged by our Corporate segment, which represents intercompany charges pursuant to a management agreement, and the amortization of intangible assets, primarily related to the acquisition of Eastern by ProAssurance. The management fee is based on the extent to which services are provided to the subsidiary and the amount of premium written by the subsidiary.
Our Workers' Compensation Insurance segment underwriting, policy acquisition and operating expenses were comprised as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2021	2020	Change		2021	2020	Change
DPAC amortization	$7,249	$7,287	$(38)	(0.5%)	$13,990	$15,137	$(1,147)	(7.6%)
Management fees	434	429	5	1.2%	976	1,030	(54)	(5.2%)
Other underwriting and operating expenses	8,343	8,990	(647)	(7.2%)	16,594	18,714	(2,120)	(11.3%)
Policyholder dividend expense	233	312	(79)	(25.3%)	502	623	(121)	(19.4%)
SPC ceding commission offset	(3,547)	(3,562)	15	(0.4%)	(7,064)	(7,882)	818	(10.4%)
Total	$12,712	$13,456	$(744)	(5.5%)	$24,998	$27,622	$(2,624)	(9.5%)
The decrease in DPAC amortization for the three and six months ended June 30, 2021 as compared to the same respective periods in 2020 primarily reflected the decrease in net premiums earned, as previously discussed. The decrease in other underwriting and operating expenses for the three and six months ended June 30, 2021 as compared to the same respective periods of 2020 primarily reflected a decrease in compensation-related costs, a reduction in our allowance for expected credit losses and, for the 2021 six-month period, a decrease in travel-related costs related to the COVID-19 pandemic. The decrease in compensation-related costs during the 2021 three- and six-month periods was driven by a reduction in headcount as a result of the 2020 organizational restructuring and, to a lesser extent, a decrease in employer contributions to the ProAssurance Savings Plan (see Note 17 of the Notes to Consolidated Financial Statements in our December 31, 2020 report on Form 10-K).
As previously discussed, alternative market premiums written by our Workers' Compensation Insurance segment are 100% ceded, less a ceding commission, to either the SPCs in our Segregated Portfolio Cell Reinsurance segment or, to a limited extent, an unaffiliated captive insurer. The ceding commission consists of an amount for fronting fees, cell rental fees, commissions, premium taxes and risk management fees. The fronting fees, commissions, premium taxes and risk management fees are recorded as an offset to underwriting, policy acquisition and operating expenses. Cell rental fees are recorded as a component of other income and claims administration fees are recorded as ceded ULAE. The decrease in SPC ceding commissions earned for the three and six months ended June 30, 2021 as compared to the same respective periods of 2020, primarily reflected the decrease in alternative market ceded earned premium.
Underwriting Expense Ratio (the Expense Ratio)
The underwriting expense ratio included the impact of the following:

	Three Months Ended June 30				Six Months Ended June 30
	2021	2020	Change		2021	2020	Change
Underwriting expense ratio, as reported	31.3%	31.7%	(0.4	pts)	31.0%	31.8%	(0.8	pts)
Less estimated ratio increase (decrease) attributable to:
Impact of ceding commissions received from SPCs	3.1%	3.5%	(0.4	pts)	3.0%	2.9%	0.1	pts
Retrospective premium adjustment	0.1%	0.7%	(0.6	pts)	0.1%	0.4%	(0.3	pts)
Impact of audit premium	0.6%	(0.1%)	0.7	pts	0.8%	(0.1%)	0.9	pts
Change in return premium estimate under external reinsurance	—%	—%	—	pts	(0.1%)	—%	(0.1	pts)
Estimated revenue share	—%	—%	—	pts	(0.2%)	(0.1%)	(0.1	pts)
Underwriting expense ratio, less listed effects	27.5%	27.6%	(0.1	pts)	27.4%	28.7%	(1.3	pts)
Excluding the items noted in the table above, the expense ratio decreased for the three and six months ended June 30, 2021, primarily reflecting the reduction in various operating expenses, as discussed above, partially offset by the decrease in net premiums earned.

Segment Results - Segregated Portfolio Cell Reinsurance
The Segregated Portfolio Cell Reinsurance segment includes the results (underwriting profit or loss, plus investment results, net of U.S. federal income taxes) of SPCs at Inova Re and Eastern Re, our Cayman Islands SPC operations, as discussed in Note 15 of the Notes to Condensed Consolidated Financial Statements. SPCs are segregated pools of assets and liabilities that provide an insurance facility for a defined set of risks. Assets of each SPC are solely for the benefit of that individual cell and each SPC is solely responsible for the liabilities of that individual cell. Assets of one SPC are statutorily protected from the creditors of the others. Each SPC is owned, fully or in part, by an agency, group or association and the results of the SPCs are attributable to the participants of that cell. We participate to a varying degree in the results of selected SPCs and, for the SPCs in which we participate, our participation interest ranges from a low of 20% to a high of 85%. SPC results attributable to external cell participants are reported as an SPC dividend (expense) income in our Segregated Portfolio Cell Reinsurance segment. In addition, our Segregated Portfolio Cell Reinsurance segment includes the investment results of the SPCs as the investments are solely for the benefit of the cell participants and investment results attributable to external cell participants are reflected in the SPC dividend (expense) income. As of June 30, 2021, there were 27 (3 inactive) SPCs. The SPCs assume workers' compensation insurance, healthcare professional liability insurance or a combination of the two from our Workers' Compensation Insurance and Specialty P&C segments. As of June 30, 2021, there were two SPCs that assumed both workers' compensation insurance and healthcare professional liability insurance and one SPC that assumed only healthcare professional liability insurance.
Segment results reflects our share of the underwriting and investment results of the SPCs in which we participate, and included the following:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2021	2020	Change		2021	2020	Change
Net premiums written	$14,208	$13,245	$963	7.3%	$36,396	$37,235	$(839)	(2.3%)

Net premiums earned	$16,272	$16,748	$(476)	(2.8%)	$32,156	$33,728	$(1,572)	(4.7%)
Net investment income	206	305	(99)	(32.5%)	427	559	(132)	(23.6%)
Net realized gains (losses)	1,580	2,606	(1,026)	(39.4%)	2,568	(601)	3,169	527.3%
Other income	1	55	(54)	(98.2%)	2	191	(189)	(99.0%)
Net losses and loss adjustment expenses	(8,443)	(7,680)	(763)	9.9%	(17,867)	(17,032)	(835)	4.9%
Underwriting, policy acquisition and operating expenses	(5,293)	(5,360)	67	(1.3%)	(10,320)	(10,439)	119	(1.1%)
SPC U.S. federal income tax expense (1)	(504)	(480)	(24)	5.0%	(860)	(702)	(158)	22.5%
SPC net results	3,819	6,194	(2,375)	(38.3%)	6,106	5,704	402	7.0%
SPC dividend (expense) income (2)	(2,864)	(4,642)	1,778	(38.3%)	(4,606)	(4,134)	(472)	11.4%
Segment results (3)	$955	$1,552	$(597)	(38.5%)	$1,500	$1,570	$(70)	(4.5%)

Net loss ratio	51.9%	45.9%	6.0 pts		55.6%	50.5%	5.1 pts
Underwriting expense ratio	32.5%	32.0%	0.5 pts		32.1%	31.0%	1.1 pts
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
Gross, ceded and net premiums written were as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2021	2020	Change		2021	2020	Change
Gross premiums written	$16,060	$14,996	$1,064	7.1%	$41,211	$42,135	$(924)	(2.2%)
Less: Ceded premiums written	1,852	1,751	101	5.8%	4,815	4,900	(85)	(1.7%)
Net premiums written	$14,208	$13,245	$963	7.3%	$36,396	$37,235	$(839)	(2.3%)
Gross Premiums Written
Gross premiums written reflected reinsurance premiums assumed by component as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2021	2020	Change		2021	2020	Change
Workers' compensation	$13,926	$13,698	$228	1.7%	$34,608	$37,053	$(2,445)	(6.6%)
Healthcare professional liability	2,134	1,298	836	64.4%	6,603	5,082	1,521	29.9%
Gross Premiums Written	$16,060	$14,996	$1,064	7.1%	$41,211	$42,135	$(924)	(2.2%)
Gross premiums written for the three and six months ended June 30, 2021 and 2020 were primarily comprised of workers' compensation coverages assumed from our Workers' Compensation Insurance segment. Workers' compensation gross premiums written increased during the three months ended June 30, 2021 and decreased during the six months ended June 30, 2021 as compared to the same respective periods of 2020. The increase in gross premiums written for the 2021 three-month period primarily reflected new business and an increase in renewal payroll exposure, partially offset by renewal rate decreases. Renewal retention for the 2021 three-month period decreased to 83%, from 87% for the same period in 2020, which primarily reflected retention losses of a few larger accounts. The decrease in gross premiums written for the 2021 six-month period primarily reflected the competitive workers’ compensation market conditions and the resulting renewal rate decreases of 5%, partially offset by an improvement in the renewal retention rate. The renewal retention rate for the six months ended June 30, 2020 included the impact of a reduction in premium funding for a large workers' compensation alternative market program. We do not participate in this program; therefore, the reduction in premium funding had no effect on the segment results for the six months ended June 30, 2020. The increase in healthcare professional liability gross premiums written during the three and six months ended June 30, 2021 as compared to the same respective periods of 2020 was driven by renewal pricing increases, primarily due to increases in exposure for one program. We retained 100% of the fourteen (six in the second quarter) workers' compensation programs and two (one in the second quarter) healthcare professional liability programs up for renewal during the six months ended June 30, 2021.
New business, audit premium, retention and renewal price changes for the assumed workers' compensation premium is shown in the table below:

	Three Months Ended June 30		Six Months Ended June 30
($ in millions)	2021	2020	2021	2020
New business	$0.7	$0.7	$1.5	$1.8
Audit premium (including EBUB)	$0.2	$0.1	$0.4	$(0.2)
Retention rate (1)	83%	87%	89%	81%
Change in renewal pricing (2)	(5%)	(5%)	(5%)	(5%)
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

Ceded Premiums Written
Ceded premiums written were as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2021	2020	Change		2021	2020	Change
Ceded premiums written	$1,852	$1,751	$101	5.8%	$4,815	$4,900	$(85)	(1.7%)
For the workers' compensation business, each SPC has in place its own external reinsurance arrangements. The healthcare professional liability business is assumed net of reinsurance from our Specialty P&C segment; therefore, there are no ceded premiums related to the healthcare professional liability business reflected in the table above. The risk retention for each loss occurrence for the workers' compensation business ranges from $0.3 million to $0.4 million based on the program, with limits up to $119.7 million. In addition, each program has aggregate reinsurance coverage between $1.1 million and $2.1 million on a program year basis. Per the SPC external reinsurance agreements, premiums are ceded on a written premium basis. The change in ceded premiums written during the three and six months ended June 30, 2021 as compared to the same respective periods of 2020 primarily reflected the change in workers' compensation gross premiums written and the impact of rate increases under the external reinsurance contract. External reinsurance rates vary based on the alternative market program.
Ceded Premiums Ratio
Ceded premiums ratio was as follows:

	Three Months Ended June 30			Six Months Ended June 30
	2021	2020	Change	2021	2020	Change
Ceded premiums ratio	13.3%	12.8%	0.5 pts	13.9%	13.2%	0.7 pts
The above table reflects ceded premiums as a percent of gross premiums written for the workers' compensation business only; healthcare professional liability business is assumed net of reinsurance, as discussed above. The ceded premiums ratio reflects the weighted average reinsurance rates of all SPC programs. The increase in the ceded premiums ratio for the three and six months ended June 30, 2021 primarily reflected an increase in reinsurance rates.
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
Gross, ceded and net premiums earned were as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2021	2020	Change		2021	2020	Change
Gross premiums earned	$18,427	$18,912	$(485)	(2.6%)	$36,394	$38,102	$(1,708)	(4.5%)
Less: Ceded premiums earned	2,155	2,164	(9)	(0.4%)	4,238	4,374	(136)	(3.1%)
Net premiums earned	$16,272	$16,748	$(476)	(2.8%)	$32,156	$33,728	$(1,572)	(4.7%)
The decrease in net premiums earned during the three and six months ended June 30, 2021 primarily reflected the pro rata effect of a reduction in net premiums written during the preceding twelve months.
Net Investment Income and Net Realized Investment Gains (Losses)
Net investment income for the three and six months ended June 30, 2021 and 2020 was primarily attributable to interest earned on available-for-sale fixed maturity investments, which primarily include investment-grade corporate debt securities. We recognized $1.6 million and $2.6 million of net realized investment gains during the three and six months ended June 30, 2021, respectively, which primarily reflected an increase in the fair value of our equity portfolio. We recognized $2.6 million of net realized investment gains during the three months ended June 30, 2020 and $0.6 million of net realized investment losses during the six months ended June 30, 2020. Net realized investment gains and losses for the 2020 three- and six-month periods were driven by changes in the fair value of our equity portfolio due to the volatility in the global financial markets related to COVID-19 during the first half of 2020.

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
Calendar year and current accident year net loss ratios for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30				Six Months Ended June 30
	2021	2020	Change		2021	2020	Change
Calendar year net loss ratio	51.9%	45.9%	6.0	pts	55.6%	50.5%	5.1	pts
Less impact of prior accident years on the net loss ratio	(11.0%)	(11.1%)	0.1	pts	(10.2%)	(10.9%)	0.7	pts
Current accident year net loss ratio	62.9%	57.0%	5.9	pts	65.8%	61.4%	4.4	pts
The increase in the current accident year net loss ratio for the three and six months ended June 30, 2021 as compared to the same periods of 2020 primarily reflected the continuation of intense price competition and the resulting renewal rate decreases in the workers' compensation business as well as the impact of higher claim activity as workers return to full employment with the easing of pandemic-related restrictions in our operating territories. The increase in the current accident year loss ratio for the three and six months ended June 30, 2021 was partially offset by favorable trends in prior accident year claim results and their impact on our analysis of the current accident year loss estimate. As a result of the COVID-19 pandemic, legislative and regulatory bodies in certain states have changed or are considering changes to compensability requirements and presumptions for certain types of workers related to COVID-19 claims. Such changes could have an adverse impact on the frequency and severity related to COVID-19 claims.
Calendar year incurred losses (excluding IBNR) ceded to our external reinsurers increased $1.3 million and $3.4 million for the 2021 for the three and six months ended June 30, 2021, respectively, as compared to the same respective periods of 2020. Current accident year ceded incurred losses (excluding IBNR) increased $0.3 million for the 2021 three-month period and decreased $0.7 million for the 2021 six-month period as compared to the same periods of 2020.
We recognized net favorable prior year reserve development of $1.8 million and $3.3 million for the three and six months ended June 30, 2021, respectively, as compared to $1.9 million and $3.7 million for the same respective periods of 2020. The net favorable prior year reserve development for the three and six months ended June 30, 2021 related entirely to workers’ compensation business, which reflected overall favorable trends in claim closing patterns primarily in the 2018 and 2019 accident years. The net favorable prior year reserve development for the three and six months ended June 30, 2020 included $1.9 million and $2.7 million related to the workers’ compensation business, respectively, which primarily reflected overall favorable claim trends in claim closing patterns in the 2016 through 2018 accident years. In addition, net favorable prior year reserve development for the six months ended June 30, 2020 included $1.0 million related to the healthcare professional liability business.

Underwriting, Policy Acquisition and Operating Expenses
Our Segregated Portfolio Cell Reinsurance segment underwriting, policy acquisition and operating expenses were comprised as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2021	2020	Change		2021	2020	Change
DPAC amortization	$4,769	$4,938	$(169)	(3.4%)	$9,405	$10,073	$(668)	(6.6%)
Policyholder dividend expense	111	52	59	113.5%	284	69	215	311.6%
Other underwriting and operating expenses	413	370	43	11.6%	631	297	334	112.5%
Total	$5,293	$5,360	$(67)	(1.3%)	$10,320	$10,439	$(119)	(1.1%)
DPAC amortization primarily represents ceding commissions, which vary by program and are paid to our Workers' Compensation Insurance and Specialty P&C segments for premiums assumed. Ceding commissions include an amount for fronting fees, commissions, premium taxes and risk management fees, which are reported as an offset to underwriting, policy acquisition and operating expenses within our Workers' Compensation Insurance and Specialty P&C segments. In addition, ceding commissions paid to our Workers' Compensation Insurance segment include cell rental fees which are recorded as other income and claims administration fees which are recorded as ceded ULAE within our Workers' Compensation Insurance segment.
Other underwriting and operating expenses primarily include bank fees, professional fees and changes in the allowance for expected credit losses. The increase in other underwriting and operating expenses for the three and six months ended June 30, 2021 as compared to the same respective periods of 2020 primarily reflected the change in our allowance for expected credit losses. The 2021 six-month period also reflects the prior year effect of recoveries of premiums receivables during the first quarter of 2020 that were previously written off, which resulted in a reduction to our allowance for expected credit losses. The increase in policyholder dividend expense for the three and six months ended June 30, 2021 as compared to the same periods of 2020, related to one SPC program, in which we do not participate.
Underwriting Expense Ratio (the Expense Ratio)
The underwriting expense ratio included the impact of the following:

	Three Months Ended June 30			Six Months Ended June 30
	2021	2020	Change	2021	2020	Change
Underwriting expense ratio, as reported	32.5%	32.0%	0.5 pts	32.1%	31.0%	1.1 pts
Less: impact of audit premium on expense ratio	(0.4%)	(0.2%)	(0.2 pts)	(0.3%)	0.3%	(0.6 pts)
Underwriting expense ratio, excluding the effect of audit premium	32.9%	32.2%	0.7 pts	32.4%	30.7%	1.7 pts
Excluding the effect of audit premium, the increase in the underwriting expense ratio during the 2021 three- and six-month periods primarily reflected the change in the allowance for expected credit losses and policyholder dividend expense, as discussed above, as well as the decrease in net premiums earned, partially offset by a decrease in the weighted average ceding commission percentage of all SPC programs.
SPC U.S. Federal Income Tax Expense
The SPCs at Inova Re have made a 953(d) election under the U.S. Internal Revenue Code and are subject to U.S. federal income tax. U.S. federal income taxes incurred totaled $0.5 million and $0.9 million for the three and six months ended June 30, 2021, respectively, as compared to $0.5 million and $0.7 million for the same respective periods of 2020. U.S. federal income taxes are included in the total SPC net results and are paid by the individual SPCs.

Segment Results - Lloyd's Syndicates
Our Lloyd's Syndicates segment includes the results from our participation in certain Syndicates at Lloyd's of London. In addition to our participation in Syndicate results, we have investments in and other obligations to our Lloyd's Syndicates consisting of a Syndicate Credit Agreement and FAL requirements. For the 2021 underwriting year, our FAL was comprised of investment securities and cash and cash equivalents deposited with Lloyd's which at June 30, 2021 had a fair value of approximately $72.3 million, as discussed in Note 4 of the Notes to Condensed Consolidated Financial Statements. During the second quarter of 2021, we received a return of approximately $24.5 million of cash and cash equivalents from our FAL balances given the reduction in our participation in the results of Syndicate 1729, to 5% from 29%, and Syndicate 6131, to 50% from 100%, for the 2021 underwriting year.
We normally report results from our involvement in Lloyd's Syndicates on a quarter lag, except when information is available that is material to the current period. Furthermore, the investment results associated with our FAL investments and certain U.S. paid administrative expenses are reported concurrently as that information is available on an earlier time frame.
Lloyd's Syndicate 1729. We provide capital to Syndicate 1729, which covers a range of property and casualty insurance and reinsurance lines in both the U.S. and international markets. The remaining capital for Syndicate 1729 is provided by unrelated third parties, including private names and other corporate members. As previously discussed, we decreased our participation in the results of Syndicate 1729 for the 2021 underwriting year to 5% to support and grow our core insurance operations. Due to the quarter lag, this reduced participation was not reflected in our results until the second quarter of 2021. Syndicate 1729's maximum underwriting capacity for the 2021 underwriting year is £185 million (approximately $256 million based on June 30, 2021 exchange rates), of which £9 million (approximately $13 million based on June 30, 2021 exchange rates) is our allocated underwriting capacity.
Lloyd's Syndicate 6131. We provide capital to an SPA, Syndicate 6131, which focuses on contingency and specialty property business, primarily for risks in both U.S. and international markets. The remaining capital for Syndicate 6131 is provided by an unrelated corporate member. As an SPA, Syndicate 6131 underwrites on a quota share basis with Syndicate 1729. Effective July 1, 2020, Syndicate 6131 entered into a six-month quota share reinsurance agreement with an unaffiliated insurer. Under this agreement, Syndicate 6131 ceded essentially half of the premium assumed from Syndicate 1729 to the unaffiliated insurer; the agreement was non-renewed on January 1, 2021 and we decreased our participation in the results of Syndicate 6131 for the 2021 underwriting year to 50%, as previously discussed. Due to the quarter lag, this reduced participation was not reflected in our results until the second quarter of 2021. Syndicate 6131's maximum underwriting capacity for the 2021 underwriting year is £20 million (approximately $28 million based on June 30, 2021 exchange rates), of which £10 million (approximately $14 million based on June 30, 2021 exchange rates) is our allocated underwriting capacity.
In addition to the results of our participation in Lloyd's Syndicates, as discussed above, our Lloyd's Syndicates segment also includes 100% of the results of our wholly owned subsidiaries that support our operations at Lloyd's. For the three and six months ended June 30, 2021 and 2020, the results of our Lloyd's Syndicates segment were as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2021	2020	Change		2021	2020	Change
Net premiums written	$5,788	$13,517	$(7,729)	(57.2%)	$17,673	$40,176	$(22,503)	(56.0%)
Net premiums earned	$13,460	$21,043	$(7,583)	(36.0%)	$29,310	$43,044	$(13,734)	(31.9%)
Net investment income	518	1,126	(608)	(54.0%)	1,246	2,285	(1,039)	(45.5%)
Net realized gains (losses)	89	529	(440)	(83.2%)	(26)	611	(637)	(104.3%)
Other income (loss)	361	40	321	802.5%	582	(192)	774	403.1%
Net losses and loss adjustment expenses	(5,444)	(15,335)	9,891	(64.5%)	(18,411)	(30,116)	11,705	(38.9%)
Underwriting, policy acquisition and operating expenses	(4,721)	(7,293)	2,572	(35.3%)	(11,311)	(16,434)	5,123	(31.2%)
Income tax benefit (expense)	—	—	—	nm	—	29	(29)	nm
Segment results	$4,263	$110	$4,153	3,775.5%	$1,390	$(773)	$2,163	279.8%
Net loss ratio	40.4%	72.9%	(32.5 pts)		62.8%	70.0%	(7.2 pts)
Underwriting expense ratio	35.1%	34.7%	0.4 pts		38.6%	38.2%	0.4 pts

Premiums Written
Changes in premium volume within our Lloyd's Syndicates segment are driven by five primary factors: (1) changes in our participation in the Syndicates, (2) the amount of new business and the channels in which the business is written, (3) the retention of existing business, (4) the premium charged for business that is renewed, which is affected by rates charged and by the amount and type of coverage an insured chooses to purchase, and (5) the timing of premium written through multi-period policies.
Gross, ceded and net premiums written were as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2021	2020	Change		2021	2020	Change
Gross premiums written	$8,629	$20,717	$(12,088)	(58.3%)	$22,732	$48,579	$(25,847)	(53.2%)
Less: Ceded premiums written	2,841	7,200	(4,359)	(60.5%)	5,059	8,403	(3,344)	(39.8%)
Net premiums written	$5,788	$13,517	$(7,729)	(57.2%)	$17,673	$40,176	$(22,503)	(56.0%)
Gross Premiums Written
Gross premiums written during the six months ended June 30, 2021 consisted of property insurance coverages (30% of total gross premiums written), specialty property coverages (29%), casualty coverages (29%), contingency coverages (8%), catastrophe reinsurance coverages (2%) and property reinsurance coverages (2%). The decrease in gross premiums written during the 2021 three- and six-month periods as compared to the same respective periods of 2020 was primarily driven by our decreased participation in the results of Syndicates 1729 and 6131, partially offset by volume increases on renewal business and renewal pricing increases, primarily property insurance and casualty coverages, and new business written, primarily on specialty property and casualty coverages.
Ceded Premiums Written
Syndicate 1729 utilizes reinsurance to provide the capacity to write larger limits of liability on individual risks, to provide protection against catastrophic loss and to provide protection against losses in excess of policy limits. As previously discussed, for the second half of 2020 Syndicate 6131 utilized external quota share reinsurance to manage the net loss exposure on the specialty property and contingency coverages it assumed from Syndicate 1729 by ceding essentially half of the premium assumed to an unaffiliated insurer; this agreement was non-renewed on January 1, 2021. Due to the quarter lag, the effect of this reinsurance arrangement was not reflected in our results until the fourth quarter of 2020. Ceded premiums written decreased for the three and six months ended June 30, 2021 as compared to the same respective periods of 2020 primarily driven by our decreased participation in the results of Syndicates 1729 and 6131, partially offset by the impact of premiums ceded under Syndicate 6131's six-month quota share agreement.
Net Premiums Earned
Net premiums earned consist of gross premiums earned less the portion of earned premiums that the Syndicates cede to reinsurers for their assumption of a portion of losses. Premiums written through open-market channels are generally earned pro rata over the entire policy period, which is predominantly twelve months, whereas premiums written through delegated underwriting authority arrangements are generally earned over the policy period plus twelve months. Therefore, net premiums earned is affected by shifts in the mix of policies written between the open-market and delegated underwriting authority arrangements. Additionally, net premiums earned consists of a mix of policies earned from different open underwriting years. As previously discussed, we participate to a varying degree in each open underwriting year which may cause fluctuations in premiums earned. Furthermore, fluctuations in premiums earned tend to lag those of premiums written. Premiums for certain policies and assumed reinsurance contracts are reported subsequent to the coverage period and/or may be subject to adjustment based on loss experience. These premium adjustments are earned when reported, which can result in further fluctuation in earned premium.
Gross, ceded and net premiums earned were as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2021	2020	Change		2021	2020	Change
Gross premiums earned	$16,635	$26,336	$(9,701)	(36.8%)	$37,020	$54,532	$(17,512)	(32.1%)
Less: Ceded premiums earned	3,175	5,293	(2,118)	(40.0%)	7,710	11,488	(3,778)	(32.9%)
Net premiums earned	$13,460	$21,043	$(7,583)	(36.0%)	$29,310	$43,044	$(13,734)	(31.9%)
The decrease in net premiums earned during the 2021 three- and six-month periods was primarily driven by our decreased participation in Syndicates 1729 and 6131.

Net Losses and Loss Adjustment Expenses
Losses for the period were primarily recorded using the loss assumptions by risk category incorporated into the business plans submitted to Lloyd's for Syndicate 1729 and Syndicate 6131 with consideration given to loss experience incurred to date. The assumptions used in each business plan were consistent with loss results reflected in Lloyd's historical data for similar risks. The loss ratios may fluctuate due to the mix of earned premium and the timing of earned premium adjustments (see discussion in this section under the heading "Net Premiums Earned"). Premium and exposure for some of Syndicate 1729's insurance policies and reinsurance contracts are initially estimated and subsequently adjusted over an extended period of time as underlying premium reports are received from cedents and insureds. When reports are received, the premium, exposure and corresponding loss estimates are revised accordingly. Changes in loss estimates due to premium or exposure fluctuations are incurred in the accident year in which the premium is earned.
The following table summarizes calendar year net loss ratios by separating losses between the current accident year and all prior accident years. Net loss ratios for the periods were as follows:

	Net Loss Ratios
	Three Months Ended June 30			Six Months Ended June 30
	2021	2020	Change	2021	2020	Change
Calendar year net loss ratio	40.4%	72.9%	(32.5 pts)	62.8%	70.0%	(7.2 pts)
Less: impact of prior accident years on the net loss ratio	3.2%	8.2%	(5.0 pts)	6.7%	3.2%	3.5 pts
Current accident year net loss ratio	37.2%	64.7%	(27.5 pts)	56.1%	66.8%	(10.7 pts)
For the three and six months ended June 30, 2021, the decrease in the current accident year net loss ratio as compared to the same respective periods of 2020 was driven by higher reinsurance recoveries as a proportion of gross losses as compared to the prior year periods.
We recognized $0.4 million and $2.0 million of unfavorable prior year development for the three and six months ended June 30, 2021, respectively, as compared to unfavorable prior year development of $1.7 million and $1.4 million for the same respective periods of 2020. The unfavorable development recognized during the three and six months ended June 30, 2021 was driven by higher than expected losses and development on certain large claims, primarily catastrophe related losses, which resulted in unfavorable development with respect to a previous year of account.
We have exposures to potential COVID-19 claims through our participation in Syndicates 1729 and 6131. During the three and six months ended June 30, 2021, we recognized losses related to COVID-19 of approximately $0.8 million and $1.7 million, respectively, net of reinsurance, as compared to $1.5 million during the three and six months ended June 30, 2020, primarily in Syndicate 6131's contingency and Syndicate 1729's casualty books of business. Please see the "Insurance Regulatory Matters" section in Part 1, Item 1 in our December 31, 2020 report on Form 10-K for additional information.
Underwriting, Policy Acquisition and Operating Expenses
Underwriting, policy acquisition and operating expenses decreased by $2.6 million and $5.1 million for the 2021 three- and six-month periods, respectively, as compared to the same respective periods of 2020 and reflected our decreased participation in Syndicate 1729 and Syndicate 6131.
For the three and six months ended June 30, 2021, the underwriting expense ratio was relatively unchanged from the same respective periods of 2020 and primarily reflected our reduced participation in Syndicate 1729 and 6131, as lower operating expenses were offset by lower net premiums earned.
Investments
Syndicate 1729's fixed maturity portfolio includes certain debt securities classified as trading securities. Investment results associated with these fixed maturity trading securities are reported on the same quarter lag. The decrease in net investment income for the 2021 three- and six-month periods as compared to the same respective periods of 2020 was primarily attributable to lower average investment balances and lower yields, primarily from investment-grade corporate debt securities. The lower average investment balances for the 2021 three- and six-month periods were driven by the return of approximately $32.3 million of cash and cash equivalents from our FAL balances during the third quarter of 2020 given the reduction in our participation in the results of Syndicate 1729 for the 2020 underwriting year (see Note 6 of the Notes to Consolidated Financial Statements in our December 31, 2020 report on Form 10-K). In addition, during the second quarter of 2021 we received a return of approximately $24.5 million of FAL given the additional reduction in our participation in the results of Syndicate 1729 for the 2021 underwriting year, as previously discussed. Our lower FAL balances will continue to impact the segment's net investment income in future periods.
Taxes
The results of this segment are subject to U.K. income tax law.

Segment Results - Corporate
Our Corporate segment includes our investment operations, including the investment operations of NORCAL since the date of acquisition and excludes those reported in our Segregated Portfolio Cell Reinsurance and Lloyd's Syndicates segments, as well as interest expense and U.S. income taxes as discussed in Note 15 of the Notes to Condensed Consolidated Financial Statements. Our Corporate segment also includes non-premium revenues generated outside of our insurance entities and corporate expenses. Segment results exclude transaction-related costs and the associated income tax benefit related to the NORCAL acquisition as we do not consider these items in assessing the financial performance of the segment (Note 2 of the Notes to Condensed Consolidated Financial Statements provides additional information regarding this acquisition). Segment results for our Corporate segment were net earnings of $26.8 million and $47.1 million for the three and six months ended June 30, 2021, respectively, as compared to $35.8 million and $31.8 million for the same respective periods of 2020 and included the following:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2021	2020	Change		2021	2020	Change
Net investment income	$16,693	$16,693	$—	—%	$30,761	$36,110	$(5,349)	(14.8%)
Equity in earnings (loss) of unconsolidated subsidiaries	$11,927	$(25,355)	$37,282	147.0%	$18,715	$(26,917)	$45,632	169.5%
Net realized gains (losses)	$9,164	$16,850	$(7,686)	(45.6%)	$17,140	$(8,698)	$25,838	297.1%
Other income	$351	$404	$(53)	(13.1%)	$2,245	$1,038	$1,207	116.3%
Operating expense	$5,929	$7,764	$(1,835)	(23.6%)	$12,177	$12,589	$(412)	(3.3%)
Interest expense	$5,176	$3,714	$1,462	39.4%	$8,389	$7,844	$545	6.9%
Income tax expense (benefit)	$220	$(38,686)	$38,906	100.6%	$1,151	$(50,732)	$51,883	102.3%
Net Investment Income, Equity in Earnings (Loss) of Unconsolidated Subsidiaries, Net Realized Investment Gains (Losses)
Net Investment Income
Net investment income is primarily derived from the income earned by our fixed maturity securities and also includes dividend income from equity securities, income from our short-term and cash equivalent investments, earnings from other investments and increases in the cash surrender value of BOLI contracts, net of investment fees and expenses. Net investment income for the three and six months ended June 30, 2021 also includes income earned, net of investment fees and expenses, from investments acquired from NORCAL since the date of acquisition.
Net investment income by investment category was as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2021	2020	Change		2021	2020	Change
Fixed maturities	$17,351	$16,375	$976	6.0%	$32,076	$33,306	$(1,230)	(3.7%)
Equities	448	984	(536)	(54.5%)	1,142	2,892	(1,750)	(60.5%)
Short-term investments, including Other	681	355	326	91.8%	879	1,698	(819)	(48.2%)
BOLI	685	457	228	49.9%	1,129	913	216	23.7%
Investment fees and expenses	(2,472)	(1,478)	(994)	67.3%	(4,465)	(2,699)	(1,766)	65.4%
Net investment income	$16,693	$16,693	$—	—%	$30,761	$36,110	$(5,349)	(14.8%)
Fixed Maturities
Income from our fixed maturities increased during the 2021 three-month period as compared to the same period of 2020 driven by higher average investment balances primarily attributable to the addition of fixed maturity securities valued at $1.1 billion to our portfolio on May 5, 2021 as a result of the NORCAL acquisition (see Note 2 of the Notes to Condensed Consolidated Financial Statements for additional information). Income from our fixed maturities decreased during the 2021 six-month period as compared to the same respective period of 2020 primarily due to lower yields from our corporate debt securities, largely offset by higher average investment balances, as previously discussed. As a result of the NORCAL acquisition, average investment balances were approximately 52% and 31% higher for the 2021 three- and six-month periods as compared to the same respective periods of 2020; excluding the impact of the acquisition, average investment balances were approximately 11% and 8% higher, respectively. Furthermore, the decline in income from our fixed maturities during the 2021 six-month period also reflected the impact of capital planning in anticipation of closing the acquisition.
Average yields for our fixed maturity portfolio were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Average income yield	2.2%	3.2%	2.0%	3.2%
Average tax equivalent income yield	2.2%	3.2%	2.0%	3.3%
Yields on fixed maturity securities decreased during the 2021 three- and six-month periods as compared to the same respective periods of 2020 primarily driven by the application of GAAP purchase accounting rules whereby all NORCAL fixed maturity securities acquired were valued at fair value on the date of acquisition resulting in lower average yields on those securities as compared to the average yields on our other securities.
Equities
Income from our equity portfolio decreased during the 2021 three- and six-month periods as compared to the same respective periods of 2020 which reflected a decrease in our allocation to this asset category.
Short-term Investments and Other Investments
Short-term investments, which have a maturity at purchase of one year or less are carried at fair value, which approximates their cost basis, and are primarily composed of investments in U.S. treasury obligations, commercial paper and money market funds. Income from our short-term and other investments increased during the 2021 three-month period as compared to the same period of 2020 primarily due to income contributed by investments acquired from NORCAL. The decrease in income from our short-term and other investments during the 2021 six- month period as compared to the same period of 2020 was primarily attributable to lower yields given the actions taken by the Federal Reserve to aggressively reduce interest rates in response to COVID-19.
Equity in Earnings (Loss) of Unconsolidated Subsidiaries
Equity in earnings (loss) of unconsolidated subsidiaries was comprised as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2021	2020	Change		2021	2020	Change
All other investments, primarily investment fund LPs/LLCs	$16,680	$(18,581)	$35,261	189.8%	$26,654	$(15,479)	$42,133	272.2%
Tax credit partnerships	(4,753)	(6,774)	2,021	(29.8%)	(7,939)	(11,438)	3,499	(30.6%)
Equity in earnings (loss) of unconsolidated subsidiaries	$11,927	$(25,355)	$37,282	147.0%	$18,715	$(26,917)	$45,632	169.5%
We hold interests in certain LPs/LLCs that generate earnings from trading portfolios, secured debt, debt securities, multi-strategy funds and private equity investments. The performance of the LPs/LLCs is affected by the volatility of equity and credit markets. For our investments in LPs/LLCs, we record our allocable portion of the partnership operating income or loss as the results of the LPs/LLCs become available, typically following the end of a reporting period. The increase in our investment results from our portfolio of investments in LPs/LLCs for the 2021 three- and six-month periods as compared to the same respective periods of 2020 was due to higher earnings from a few LPs/LLCs and the prior year effect of the disruption in global financial markets during the first quarter of 2020 due to COVID-19. Given the results of our investments in LPs/LLCs are often reported to us on a one-quarter lag, the impact of COVID-19 on the global financial markets during the first quarter of 2020 was not captured in our results until the second quarter of 2020. As part of our NORCAL acquisition, we acquired interests in four LPs; these investments had no impact on our results for the three and six months ended June 30, 2021 given results are typically reported to us on a one-quarter lag, as previously discussed.
Our tax credit partnership investments are designed to generate returns in the form of tax credits and tax-deductible project operating losses and are comprised of qualified affordable housing project tax credit partnerships and a historic tax credit partnership. We account for our tax credit partnership investments under the equity method and record our allocable portion of the operating losses of the underlying properties based on estimates provided by the partnerships. For our qualified affordable housing project tax credit partnerships, we adjust our estimates of our allocable portion of operating losses periodically as actual operating results of the underlying properties become available. The primary benefit of credits and losses from our historic tax credit partnership are earned in a short period with potential for additional cash flows extending over several years. The results from our tax credit partnership investments for the three and six months ended June 30, 2021 reflected lower partnership operating losses as compared to the same respective periods of 2020, partially offset by an increase in our estimate of operating losses by $1.5 million in the three and six months ended June 30, 2021 as compared to $3.4 million in the three and six months ended June 30, 2020.
The tax benefits received from our tax credit partnerships, which are not reflected in our investment results, reduced our tax expense in 2021 and 2020 as follows:

	Three Months Ended June 30		Six Months Ended June 30
(In millions)	2021	2020	2021	2020
Tax credits recognized during the period	$3.4	$4.5	$6.8	$8.9
Tax benefit of tax credit partnership operating losses	$1.0	$1.4	$1.7	$2.4
The tax credits generated from our tax credit partnership investments of $3.4 million and $6.8 million for the three and six months ended June 30, 2021, respectively, were deferred and are expected to be utilized in future periods.
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

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2021	2020	2021	2020
GAAP net investment result:
Net investment income	$16,693	$16,693	$30,761	$36,110
Equity in earnings (loss) of unconsolidated subsidiaries	11,927	(25,355)	18,715	(26,917)
GAAP net investment result	$28,620	$(8,662)	$49,476	$9,193

Pro forma tax-equivalent investment result	$27,139	$(8,376)	$50,022	$9,835

Reconciliation of pro forma and GAAP tax-equivalent investment result:
GAAP net investment result	$28,620	$(8,662)	$49,476	$9,193
Taxable equivalent adjustments, calculated using the 21% federal statutory tax rate
State and municipal bonds	103	157	218	318
BOLI	182	121	300	243
Dividends received	26	8	28	81
Tax credit partnerships*	(1,792)	—	—	—
Pro forma tax-equivalent investment result	$27,139	$(8,376)	$50,022	$9,835
*We earned tax credits totaling $3.4 million and $6.8 million from our tax credit partnership investments during the three and six months ended June 30, 2021, respectively. As of the second quarter of 2021, all of these tax credits were deferred for use in future periods due to the utilization of NOLs available to us following our acquisition of NORCAL. For the three and six months ended June 30, 2020, due to our consolidated pre-tax loss in those periods, the tax credits recognized were deferred to be utilized in future periods; therefore, there is no tax-equivalent adjustment required as tax credits had no impact on our current tax expense during the three and six months ended June 30, 2020.

Net Realized Investment Gains (Losses)
The following table provides detailed information regarding our net realized investment gains (losses).

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2021	2020	2021	2020
Total impairment losses
Corporate debt	$—	$(582)	$—	$(2,399)
Portion of impairment losses recognized in other comprehensive income before taxes:
Corporate debt	—	237	—	891
Net impairment losses recognized in earnings	—	(345)	—	(1,508)
Gross realized gains, available-for-sale fixed maturities	5,434	4,391	9,596	6,670
Gross realized (losses), available-for-sale fixed maturities	(315)	(466)	(502)	(1,869)
Net realized gains (losses), equity investments	1,119	(4,564)	5,275	10,633
Net realized gains (losses), other investments	1,297	1,864	4,493	1,912
Change in unrealized holding gains (losses), equity investments	1,230	12,053	(2,558)	(23,172)
Change in unrealized holding gains (losses), convertible securities, carried at fair value as a part of other investments	529	3,913	339	(1,360)
Other	(130)	4	497	(4)
Net realized investment gains (losses)	$9,164	$16,850	$17,140	$(8,698)
We did not recognize any credit-related impairment losses in earnings or non-credit impairment losses in OCI for the three and six months ended June 30, 2021. For the three and six months ended June 30, 2020, we recognized credit-related impairment losses in earnings of $0.3 million and $1.5 million, respectively, and non-credit impairment losses in OCI of $0.2 million and $0.9 million, respectively. The credit-related impairment losses recognized during the 2020 three- and six-month periods related to corporate bonds in various sectors. Additionally, the 2020 six-month period included credit-related impairment losses related to a corporate bond in the entertainment sector, which was sold during the second quarter of 2020. The non-credit related impairment losses recognized during the 2020 three- and six-month periods related to three corporate bonds in the energy and consumer sectors.
We recognized $9.2 million and $17.1 million of net realized investment gains during the 2021 three- and six-month periods, respectively, of which approximately $2.1 million in each period related to investments acquired from NORCAL. Net realized investment gains during the 2021 three- and six-month periods was driven by realized gains on the sale of certain available-for-sale fixed maturities and equity investments. We recognized $16.9 million of net realized investment gains during the 2020 three-month period and $8.7 million of net realized investment losses during the 2020 six-month period driven by changes in the fair value of our equity portfolio and convertible securities due to the volatility in global financial markets related to COVID-19 during the first half of 2020.

Operating Expenses
Corporate segment operating expenses were comprised as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2021	2020	Change		2021	2020	Change
Operating expenses	$8,075	$10,709	$(2,634)	(24.6%)	$16,866	$19,799	$(2,933)	(14.8%)
Management fee offset	(2,146)	(2,945)	799	(27.1%)	(4,689)	(7,210)	2,521	(35.0%)
Total	$5,929	$7,764	$(1,835)	(23.6%)	$12,177	$12,589	$(412)	(3.3%)
Operating expenses decreased during the 2021 three- and six-month periods as compared to the same respective periods of 2020 primarily due to a decrease in professional fees and, to a lesser extent, a decrease in compensation-related costs. The decrease in professional fees during the 2021 three- and six-month periods was driven by a decrease in corporate legal expenses. The decrease in compensation-related costs during the 2021 three- and six-month periods was primarily attributable to a reduction in headcount as a result of the 2020 organizational restructuring and, to a lesser extent, a decrease in employer contributions to the ProAssurance Savings Plan (see Note 17 of the Notes to Consolidated Financial Statements in our December 31, 2020 report on Form 10-K).
Operating subsidiaries within our Specialty P&C segment (excluding the acquired operating subsidiaries of NORCAL) and our Workers' Compensation Insurance segment are charged a management fee by the Corporate segment for services provided to these subsidiaries. The management fee is based on the extent to which services are provided to the subsidiary and the amount of premium written by the subsidiary. Under the arrangement, the expenses associated with such services are reported as expenses of the Corporate segment, and the management fees charged are reported as an offset to Corporate operating expenses. Fluctuations in the amount of premium written by each subsidiary can result in corresponding variations in the management fee charged to each subsidiary during a particular period. Due to organizational structure enhancements in our Specialty P&C segment during 2020, the extent to which services are provided by the Corporate segment to the operating subsidiaries within that segment decreased effective January 1, 2021. Accordingly, we reduced the fee charged to the operating subsidiaries within the Specialty P&C segment during the 2021 three- and six-month periods. There were no changes to the extent to which services are provided by the Corporate segment to the operating subsidiaries within our Workers' Compensation Insurance segment in 2021.
Interest Expense
Consolidated interest expense for the three and six months ended June 30, 2021 and 2020 was comprised as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2021	2020	Change		2021	2020	Change
Senior Notes due 2023	$3,357	$3,357	$—	—%	$6,714	$6,714	$—	—%
Contribution Certificates (including accretion)*	1,128	—	1,128	nm	1,128	—	1,128	nm
Revolving Credit Agreement (including fees and amortization)	291	83	208	250.6%	506	267	239	89.5%
Mortgage Loans (including amortization)	217	197	20	10.2%	365	491	(126)	(25.7%)
(Gain)/loss on interest rate cap	183	77	106	137.7%	(324)	372	(696)	(187.1%)
Interest expense	$5,176	$3,714	$1,462	39.4%	$8,389	$7,844	$545	6.9%
* Includes accretion of approximately $0.2 million in each period which is recorded as an increase to interest expense as a result of the difference between the recorded acquisition date fair value and the principal balance of the Contribution Certificates associated with our acquisition of NORCAL.
Consolidated interest expense increased during the three and six months ended June 30, 2021 as compared to the same respective periods of 2020 driven by the addition of interest expense on the Contribution Certificates associated with our acquisition of NORCAL (See Note 11 of the Notes to Condensed Consolidated Financial Statements) and, to a lesser extent, an increase in the weighted average outstanding borrowings on our Revolving Credit Agreement, which were $9.2 million and $4.6 million for the 2021 three- and six-month periods, respectively. There were no outstanding borrowings on our Revolving Credit Agreement during the three and six months ended June 30, 2020; interest expense primarily reflected unused commitment fees. In addition, consolidated interest expense during the 2021 three- and six-month periods was impacted by the change in the fair value of our interest rate cap. The interest rate cap is designated as an economic hedge of interest rate risk associated with our variable rate Mortgage Loans. In June 2021, we repaid the balance outstanding of $15.6 million on one of the Mortgage Loans; interest expense during the current period includes the write-off of the related unamortized debt issuance costs which were nominal in amount. In July 2021, we repaid the balance outstanding on the remaining Mortgage Loan of $19.7 million.
See further discussion of our outstanding debt in Note 11 of the Notes to Condensed Consolidated Financial Statements and further discussion of our interest rate cap agreement in Note 11 of the Notes to Consolidated Financial Statements in our December 31, 2020 report on Form 10-K.
Taxes
Tax expense allocated to our Corporate segment includes U.S. tax only, which would include U.S. tax expense incurred from our corporate membership in Lloyd's of London. The U.K. tax expense incurred by the U.K. based subsidiaries of our Lloyd's Syndicates segment is allocated to that segment. The SPCs at Inova Re, one of our Cayman Islands reinsurance subsidiaries, have each made a 953(d) election under the U.S. Internal Revenue Code and are subject to U.S. federal income tax; therefore, tax expense allocated to our Corporate segment also includes tax expense incurred from any SPC at Inova Re in which we have a participation interest of 80% or greater as those SPCs are required to be included in our consolidated tax return. Consolidated tax expense (benefit) reflects the tax expense (benefit) of both segments and the tax impact of items excluded from segment reporting, as shown in the table below:

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2021	2020	2021	2020
Corporate segment income tax expense (benefit)	$220	$(38,686)	$1,151	$(50,732)
Lloyd's Syndicates segment income tax expense (benefit)	—	—	—	(29)
Income tax expense (benefit) - transaction-related costs*	(3,818)	—	(4,013)	—
Consolidated income tax expense (benefit)	$(3,598)	$(38,686)	$(2,862)	$(50,761)
*Represents the income tax benefit associated with the transaction-related costs related to our acquisition of NORCAL that are not included in a segment as we do not consider these costs in assessing the financial performance of any of our operating or reportable segments. See Note 15 of the Notes to Condensed Consolidated Financial Statements for a reconciliation of our segment results to our consolidated results.

Listed below are the primary factors affecting our consolidated effective tax rate for the three and six months ended June 30, 2021 and 2020. The comparability of each factor's impact on our effective tax rate is affected by the consolidated pre-tax income recognized during the three and six months ended June 30, 2021 as compared to the consolidated pre-tax loss recognized during the same respective periods of 2020. Factors that have the same directional impact on income tax expense in each period have an opposite impact on our effective tax rate due to the effective tax rate being calculated based upon a pre-tax income during the three and six months ended June 30, 2021 versus the pre-tax loss during the same respective periods of 2020. These factors include the following:

	Three Months Ended June 30
	2021		2020
($ in thousands)	Income tax (benefit) expense	Rate Impact	Income tax (benefit) expense	Rate Impact
Computed "expected" tax expense (benefit) at statutory rate	$18,575	21.0%	$(11,925)	21.0%
Tax-exempt income (1)	(291)	(0.3%)	(227)	0.2%
Tax credits	(3,380)	(3.8%)	(4,472)	7.9%
Non-U.S. operating results	(895)	(1.1%)	(23)	0.1%
(Excess tax benefit) tax deficiency on share-based compensation	(17)	—%	23	—%
Tax rate differential on loss carryback	—	—%	(7,906)	13.9%
Estimated annual tax rate differential (2)	(2,087)	(2.4%)	(14,155)	24.8%
Non-taxable gain on bargain purchase	(15,626)	(17.7%)	—	—%
Other	123	0.2%	(1)	0.2%
Total income tax expense (benefit)	$(3,598)	(4.1%)	$(38,686)	68.1%

	Six Months Ended June 30
	2021		2020
($ in thousands)	Income tax (benefit) expense	Rate Impact	Income tax (benefit) expense	Rate Impact
Computed "expected" tax expense (benefit) at statutory rate	$20,354	21.0%	$(19,071)	21.0%
Tax-exempt income (1)	(477)	(0.5%)	(507)	0.6%
Tax credits	(6,754)	(7.0%)	(8,943)	9.8%
Non-U.S. operating results	(292)	(0.3%)	163	(0.2%)
(Excess tax benefit) tax deficiency on share-based compensation	280	0.3%	428	(0.5%)
Tax rate differential on loss carryback	—	—%	(9,330)	10.3%
Estimated annual tax rate differential (2)	—	—%	(14,155)	15.6%
Non-taxable gain on bargain purchase (3)	(15,626)	(16.1%)	—	—%
Other	(347)	(0.4%)	654	(0.7%)
Total income tax expense (benefit)	$(2,862)	(3.0%)	$(50,761)	55.9%
(1) Includes tax-exempt interest, dividends received deduction and change in cash surrender value of BOLI.
(2) Represents the tax rate differential between our actual effective tax rate for the three and six months ended June 30, 2020 and our projected annual effective tax rate as of June 30, 2020 as calculated under the estimated annual effective tax rate method. During the second quarter of 2021, we reversed the estimated annual tax rate differential recorded for the three months ended March 31, 2021 as we utilized the discrete effective tax rate method for the six months ended June 30, 2021; therefore, there is no tax rate differential at June 30, 2021 (see further discussion on this method in the Critical Accounting Estimates section under the heading "Estimation of Taxes/Tax Credits").
(3) Represents the tax impact of the gain on bargain purchase as a result of our acquisition of NORCAL on May 5, 2021. See further discussion on the gain on bargain purchase in Note 2 of the Notes to Condensed Consolidated Financial Statements.
For the three and six months ended June 30, 2021, we utilized the discrete effective tax rate method for recording the provision (benefit) for income taxes which treats the income tax expense (benefit) for the period as if it were the income tax expense (benefit) for the full year and determines the income tax expense (benefit) on that basis (see further discussion on this new method in the Critical Accounting Estimates section under the heading "Estimation of Taxes/Tax Credits"). For the three and six months ended June 30, 2020, the provision (benefit) for income taxes and the effective tax rate were determined utilizing the estimated annual effective tax rate method which is based upon our current estimate of our annual effective tax rate at the end of each quarterly reporting period (the projected annual effective tax rate) plus the impact of certain discrete items that are not included in the projected annual effective tax rate. Our effective tax rate for the 2021 six-month period was different from the statutory federal income tax rate of 21% primarily due the gain on bargain purchase of $74.4 million related to the

NORCAL acquisition, all of which was non-taxable. Additionally, our effective tax rates for both the 2021 and 2020 six-month periods include the benefit recognized from the tax credits transferred to us from our tax credit partnership investments. Tax credits recognized during the three and six months ended June 30, 2021 were $3.4 million and $6.8 million, respectively, as compared to $4.5 million and $8.9 million for the same respective periods of 2020. While projected tax credits for 2021 are less than 2020, they continue to have a significant impact on the effective tax rate for the 2021 three- and six-month periods. For the 2020 six-month period, our effective tax rate was also affected by the additional tax rate differential of 14% on the carryback of our 2019 NOL to the 2014 tax year as a result of changes made by the CARES Act to the NOL provisions of the tax law.
Our effective tax rate for the 2020 six-month period, as shown in the table above, differed from our projected annual effective tax rate of 53.4% due to certain discrete items. These discrete items increased our effective tax rate by 2.5% for the 2020 six-month period mainly due to the treatment of net realized investment losses. When we utilize the estimated annual effective tax rate method, net realized investment gains or losses are treated as discrete items and reflected in the effective tax rate in the period in which they are included in income. This treatment of net realized investment losses of $8.7 million for the six months ended June 30, 2020 in our Corporate segment accounted for an increase of 2.0% in the effective tax rate. An additional discrete item impacting our effective tax rates for the 2020 three- and six-month periods is the additional tax rate differential of 14% on the carryback of our 2019 NOL to the 2014 tax year as a result of changes made by the CARES Act to the NOL provisions of the tax law.

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
The following tables summarize estimated changes in the fair value of our available-for-sale fixed maturity securities for specific hypothetical changes in interest rates by asset class at June 30, 2021 and December 31, 2020. There are principally two factors that determine interest rates on a given security: changes in the level of yield curves and credit spreads. As different asset classes can be affected in different ways by movements in those two factors, we have separated our portfolio by asset class in the following tables.

	Interest Rate Shift in Basis Points
	June 30, 2021
($ in millions)	(200)	(100)	Current	100	200
Fair Value:
Fixed maturities, available-for-sale:
U.S. Treasury obligations	$282	$257	$245	$235	$224
U.S. Government-sponsored enterprise obligations	19	18	18	17	17
State and municipal bonds	560	536	513	491	468
Corporate debt	2,060	1,976	1,897	1,823	1,752
Asset-backed securities	1,101	1,084	1,062	1,030	993
Total fixed maturities, available-for-sale	$4,022	$3,871	$3,735	$3,596	$3,454

Duration:
Fixed maturities, available-for-sale:
U.S. Treasury obligations	4.78	4.68	4.58	4.49	4.40
U.S. Government-sponsored enterprise obligations	2.24	2.23	3.01	3.24	3.25
State and municipal bonds	4.32	4.31	4.37	4.52	4.68
Corporate debt	4.17	4.07	4.02	3.97	3.90
Asset-backed securities	1.86	1.90	2.50	3.25	3.62
Total fixed maturities, available-for-sale	3.59	3.53	3.67	3.87	3.95

	Interest Rate Shift in Basis Points
	December 31, 2020
($ in millions)	(200)	(100)	Current	100	200
Fair Value:
Fixed maturities, available-for-sale:
U.S. Treasury obligations	$113	$110	$107	$104	$102
U.S. Government-sponsored enterprise obligations	13	13	12	12	12
State and municipal bonds	361	347	333	320	308
Corporate debt	1,427	1,377	1,329	1,284	1,241
Asset-backed securities	704	690	677	659	639
Total fixed maturities, available-for-sale	$2,618	$2,537	$2,458	$2,379	$2,302

Duration:
Fixed maturities, available-for-sale:
U.S. Treasury obligations	2.65	2.60	2.56	2.51	2.46
U.S. Government-sponsored enterprise obligations	1.80	1.77	2.11	2.99	3.14
State and municipal bonds	4.07	4.01	3.96	3.91	3.88
Corporate debt	3.62	3.52	3.44	3.40	3.35
Asset-backed securities	2.29	2.23	2.34	2.86	3.21
Total fixed maturities, available-for-sale	3.27	3.19	3.16	3.28	3.34
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
At June 30, 2021, our fixed maturities portfolio includes fixed maturities classified as trading securities which do not have a significant amount of exposure to market interest rates or credit spreads.
Our cash and short-term investments at June 30, 2021 were carried at fair value which approximates their cost basis due to their short-term nature. Our cash and short-term investments lack significant interest rate sensitivity due to their short duration.
Debt
Our Revolving Credit Agreement is exposed to interest rate risk as it is LIBOR based and a 1% change in LIBOR will impact annual interest expense only to the extent that there is an outstanding balance. For every $100 million drawn on our Revolving Credit Agreement, a 1% change in interest rates will change our annual interest expense by $1 million. Any outstanding balances on the Revolving Credit Agreement can be repaid on each maturity date, which has typically ranged from one to three months. As of August 6, 2021, no borrowings were outstanding under our Revolving Credit Agreement.
Defined Benefit Pension Plan
The costs related to our defined benefit pension plan are exposed to certain economic risks, including changes in discount rates for high quality corporate bonds and changes in the expected return on plan assets.
Credit Risk
We have exposure to credit risk primarily as a holder of fixed income securities. We control this exposure by emphasizing investment grade credit quality in the fixed income securities we purchase.
As of June 30, 2021, 92% of our fixed maturity securities were rated investment grade as determined by NRSROs, such as Fitch, Moody’s and Standard & Poor’s. We believe that this concentration in investment grade securities reduces our exposure to credit risk on our fixed income investments to an acceptable level. However, investment grade securities, in spite of their rating, can rapidly deteriorate and result in significant losses. Ratings published by the NRSROs are one of the tools used to evaluate the creditworthiness of our securities. The ratings reflect the subjective opinion of the rating agencies as to the creditworthiness of the securities; therefore, we may be subject to additional credit exposure should the ratings prove to be unreliable.
We also have exposure to credit risk related to our premiums receivable and receivables from reinsurers; however, to-date we have not experienced any significant amount of credit losses. At June 30, 2021, our premiums receivable was approximately $289 million, including receivables acquired in the acquisition of NORCAL and net of an allowance for expected credit losses of approximately $8 million. See Note 1 of the Notes to Condensed Consolidated Financial Statements for further information on our allowance for expected credit losses related to our premiums receivable. Our receivables from reinsurers (with regard to both paid and unpaid losses) approximated $500 million at June 30, 2021, including receivables acquired in the acquisition of NORCAL, and $399 million at December 31, 2020. We monitor the credit risk associated with our reinsurers using publicly available financial and rating agency data. We have not historically experienced material credit losses due to the financial condition of a reinsurer, and as of June 30, 2021 our expected credit losses associated with our receivables from reinsurers were nominal in amount.

ITEM 4. CONTROLS AND PROCEDURES.
The principal executive officer and principal financial officer of the Company participated in management’s evaluation of our disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of June 30, 2021. ProAssurance’s disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on that evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.
The Company completed its acquisition of NORCAL on May 5, 2021 and has not yet included NORCAL in management's assessment of the effectiveness of our internal controls over financial reporting. We are currently integrating NORCAL into our operations, compliance programs and internal control processes. Accordingly, pursuant to the SEC's general guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment for one year following the acquisition, the scope of management's assessment of the effectiveness of the Company's disclosure controls and procedures does not include NORCAL. NORCAL constituted approximately 30.7% of ProAssurance's total assets (inclusive of acquired intangible assets) as of June 30, 2021, and approximately 18.9% and 10.6% of ProAssurance's total revenue for the three and six months ended June 30, 2021, respectively. NORCAL will be included in management's assessment of the effectiveness of the Company's internal controls over financial reporting as of December 31, 2022.
Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, those controls during the quarter.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
See Note 9 of the Notes to Condensed Consolidated Financial Statements.
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
The Company is dependent upon its technology infrastructure and that of certain third parties to operate and report financial and other Company information accurately and timely. ProAssurance collects, uses, stores or transmits an increasingly large amount of confidential, proprietary and other information in connection with the operation of our business. Therefore, the Company has focused resources on securing and preserving the integrity of its data processing systems and related data. Despite the Company's efforts to ensure the integrity of its systems, ProAssurance is increasingly exposed to the risk that its technology infrastructure could be subject to cyber-attacks and unauthorized access, such as physical and electronic break-ins or unauthorized tampering. As an example, ProAssurance is a customer of SolarWinds and has its software installed in the Company's information technology systems. When ProAssurance learned of the recent cybersecurity attack involving SolarWinds, it immediately isolated the SolarWinds system and conducted an investigation which revealed no unauthorized activity and no data breach. ProAssurance's IT department together with its security vendors regularly monitors the Company's systems for indicators of attack/compromise to mitigate the risk of cyberattacks.
The Company also evaluates the integrity and security of the technology infrastructure of third-parties that access, process or store data that the Company considers to be significant. While ProAssurance reviews and assesses its third party providers' cybersecurity controls, as appropriate, and make changes to the Company's business processes to manage these risks, there is no guarantee that measures taken to date will completely prevent possible disruption, damage or destruction by intentional or unintentional acts or events such as cyber-attacks, viruses, sabotage, human error, system failure or the occurrence of numerous other human or natural events.

Disruption, damage or destruction of any of the Company's systems or data could cause its normal operations to be disrupted, or unauthorized internal or external knowledge or misuse of confidential Company data could occur, all of which could be harmful to the Company from a financial, legal and reputational perspective. The Company continually enhances its cyber and information security in order to identify and neutralize emerging threats and improve its ability to prevent, detect and respond to attempts to gain unauthorized access to the Company's data and systems. ProAssurance regularly adds additional security measures to its computer systems and network infrastructure to mitigate the possibility of cybersecurity breaches, including firewalls and penetration testing. However, it is impossible to defend against every risk being posed by changing technologies. The Company has a formal process in place for identifying, handling and disclosing of cybersecurity incidents. In addition, the Company's Board and Audit Committee are involved in the oversight of its cybersecurity policies and procedures and are continually updated on material cybersecurity risks and cybersecurity issues, if any, faced by executive management. To date, the Company is not aware of any material harm or loss relating to cyber-attacks or other security breaches at the Company or its third parties.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(a)Not applicable.
(b)Not applicable.
(c)Information required by Item 703 of Regulation S-K.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs* (In thousands)
April 1 - 30, 2021	—	N/A	—	$109,643
May 1 - 31, 2021	—	N/A	—	$109,643
June 1 - 30, 2021	—	N/A	—	$109,643
Total	—	$—	—
*Under its current plan begun in November 2010, the Board has authorized $600 million for the repurchase of common shares or the retirement of outstanding debt. This is ProAssurance’s only plan for the repurchase of common shares, and the plan has no expiration date.

ITEM 6. EXHIBITS

Exhibit Number	Description

21.1
Amendment to Subsidiaries of ProAssurance Corporation effective May 5, 2021 filed as an Exhibit to ProAssurance's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 (File
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
August 9, 2021

/s/ Dana S. Hendricks
Dana S. Hendricks
Chief Financial Officer
(Duly authorized officer and principal financial officer)