Form 10-Q
period 2021-09-30
PROASSURANCE CORP
filed 2021-11-08
CIK 1127703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021 or

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
As of November 3, 2021, there were 53,983,561 shares of the registrant’s common stock outstanding.

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
These forward-looking statements are subject to significant risks, assumptions and uncertainties, including, among other things, the following factors that could affect the actual outcome of future events:

•	changes in general economic conditions, including the impact of inflation or deflation and unemployment;
•	our ability to maintain our dividend payments;
•	regulatory, legislative and judicial actions or decisions that could affect our business plans or operations, including changes in interpretations of certain coverages as a result of COVID-19;
•	the enactment or repeal of tort reforms;
•	formation or dissolution of state-sponsored insurance entities providing coverages now offered by ProAssurance which could remove or add sizable numbers of insureds from or to the private insurance market;
•	changes in the interest and tax rate environment, including the actions taken by the federal government and Federal Reserve in response to COVID-19;
•	resolution of uncertain tax matters and changes in tax laws, including the impact of the CARES Act;
•	changes in laws or government regulations regarding financial markets or market activity that may affect our business;
•	changes in the ability, or perception thereof, of the U.S. government to meet its obligations that may affect the U.S. economy and our business;
•	performance of financial markets affecting the fair value of our investments or making it difficult to determine the value of our investments;
•	changes in requirements or accounting policies and practices that may be adopted by our regulatory agencies, the FASB, the SEC, the PCAOB or the NYSE that may affect our business;
•	changes in laws or government regulations affecting the financial services industry, the property and casualty insurance industry or particular insurance lines underwritten by our subsidiaries or by Syndicates 1729 and 6131;
•	the effect on our insureds, particularly the insurance needs of our insureds, and our loss costs, of changes in the healthcare delivery system and/or changes in the U.S. political climate that may affect healthcare policy or our business;
•	consolidation of our insureds into or under larger entities which may be insured by competitors, or may not have a risk profile that meets our underwriting criteria or which may not use external providers for insuring or otherwise managing substantial portions of their liability risk;
•	the effect of cyclical insurance industry trends on our underwriting, including demand and pricing in the insurance and reinsurance markets in which we operate;
•	uncertainties inherent in the estimate of our loss and loss adjustment expense reserve and reinsurance recoverable;
•	changes in the availability, cost, quality or collectability of insurance/reinsurance;
•	the results of litigation, including pre- or post-trial motions, trials and/or appeals we undertake;
•	effects on our claims costs from mass tort litigation that are different from that anticipated by us;
•	allegations of bad faith which may arise from our handling of any particular claim, including failure to settle;
•	loss or consolidation of independent agents, agencies, brokers or brokerage firms;
•	changes in our organization, compensation and benefit plans;

•	changes in the business or competitive environment may limit the effectiveness of our business strategy and impact our revenues;
•	our ability to retain and recruit senior management and other qualified personnel;
•	the availability, integrity and security of our technology infrastructure or that of our third-party providers of technology infrastructure, including any susceptibility to cyber-attacks which might result in a loss of information or operating capability;
•	the impact of a catastrophic event, including the recent COVID-19 pandemic, as it relates to our business and insurance operations, investment results, Lloyd's Syndicates and our insured risks;
•	the impact of the COVID-19 pandemic and related economic conditions on our premium volume, loss reserves, investment portfolio, asset valuations, business operations and workforce;
•	the impact of a catastrophic man-made event, such as acts of terrorism, acts of war and civil and political unrest;
•	the effects of terrorism-related insurance legislation and laws;
•	guaranty funds and other state assessments;
•	our ability to achieve continued growth through expansion into new markets or through acquisitions or business combinations;
•	failure to successfully integrate NORCAL to achieve expected results or synergies;
•	changes to the ratings assigned by rating agencies to our holding company or insurance subsidiaries, individually or as a group;
•	provisions in our charter documents, Delaware law and state insurance laws may impede attempts to replace or remove management or may impede a takeover;
•	state insurance restrictions may prohibit assets held by our insurance subsidiaries, including cash and investment securities, from being used for general corporate purposes;
•	taxing authorities can take exception to our tax positions and cause us to incur significant amounts of legal and accounting costs and, if our defense is not successful, additional tax costs, including interest and penalties; and
•	expected benefits from completed acquisitions may not be achieved or may be delayed longer than expected due to business disruption; loss of customers, employees or key agents; increased operating costs or inability to achieve cost savings and synergies; and assumption of greater than expected liabilities, among other reasons.
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

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share data)

	September 30, 2021	December 31, 2020
Assets
Investments
Fixed maturities, available-for-sale, at fair value (amortized cost, $3,850,889 and $2,361,575, respectively; allowance for expected credit losses, none as of September 30, 2021 and $552 as of December 31, 2020)	$3,904,136	$2,457,531
Fixed maturities, trading, at fair value (cost, $45,307 and $47,907, respectively)	45,049	48,456
Equity investments, at fair value (cost, $210,320 and $113,709, respectively)	214,530	120,101
Short-term investments	151,708	337,813
Business owned life insurance	80,821	67,847
Investment in unconsolidated subsidiaries	317,869	310,529
Other investments (at fair value, $106,842 and $44,116, respectively, otherwise at cost or amortized cost)	110,012	47,068
Total Investments	4,824,125	3,389,345
Cash and cash equivalents	202,953	215,782
Premiums receivable, net	288,819	201,395
Receivable from reinsurers on paid losses and loss adjustment expenses	17,872	14,370
Receivable from reinsurers on unpaid losses and loss adjustment expenses	476,315	385,087
Prepaid reinsurance premiums	32,275	35,885
Deferred policy acquisition costs	57,929	47,196
Deferred tax asset, net	117,940	57,105
Real estate, net	30,547	30,529
Operating lease ROU assets	20,253	19,013
Intangible assets, net	74,955	65,720
Goodwill	49,610	49,610
Other assets	133,675	143,766
Total Assets	$6,327,268	$4,654,803
Liabilities and Shareholders' Equity
Liabilities
Policy liabilities and accruals
Reserve for losses and loss adjustment expenses	$3,632,686	$2,417,179
Unearned premiums	509,317	361,547
Reinsurance premiums payable	36,459	39,998
Total Policy Liabilities	4,178,462	2,818,725
Operating lease liabilities	21,670	20,116
Other liabilities	279,276	182,039
Debt less unamortized debt issuance costs	424,758	284,713
Total Liabilities	4,904,166	3,305,593
Shareholders' Equity
Common shares (par value $0.01 per share, 100,000,000 shares authorized, 63,308,434 and 63,217,708 shares issued, respectively)	633	632
Additional paid-in capital	391,875	388,150
Accumulated other comprehensive income (loss) (net of deferred tax expense (benefit) of $11,100 and $19,386, respectively)	41,507	75,227
Retained earnings	1,405,049	1,301,163
Treasury shares, at cost (9,325,180 shares as of each respective period end)	(415,962)	(415,962)
Total Shareholders' Equity	1,423,102	1,349,210
Total Liabilities and Shareholders' Equity	$6,327,268	$4,654,803
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Changes in Capital (Unaudited)
(In thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance at July 1, 2021	$633	$390,748	$53,072	$1,395,549	$(415,962)	$1,424,040
Common shares issued for compensation and effect of shares reissued to stock purchase plan	—	7	—	—	—	7
Share-based compensation	—	1,132	—	—	—	1,132
Net effect of restricted and performance shares issued	—	(12)	—	—	—	(12)
Dividends to shareholders	—	—	—	(2,700)	—	(2,700)
Other comprehensive income (loss)	—	—	(11,565)	—	—	(11,565)
Net income (loss)	—	—	—	12,200	—	12,200
Balance at September 30, 2021	$633	$391,875	$41,507	$1,405,049	$(415,962)	$1,423,102

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2020	$632	$388,150	$75,227	$1,301,163	$(415,962)	$1,349,210
Common shares issued for compensation and effect of shares reissued to stock purchase plan	—	693	—	—	—	693
Share-based compensation	—	3,309	—	—	—	3,309
Net effect of restricted and performance shares issued	1	(277)	—	—	—	(276)
Dividends to shareholders	—	—	—	(8,098)	—	(8,098)
Other comprehensive income (loss)	—	—	(33,720)	—	—	(33,720)
Net income (loss)	—	—	—	111,984	—	111,984
Balance at September 30, 2021	$633	$391,875	$41,507	$1,405,049	$(415,962)	$1,423,102
Continued on the following page.

Continued from the previous page.
	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance at July 1, 2020	$632	$386,365	$61,130	$1,442,225	$(415,962)	$1,474,390
Common shares issued for compensation and effect of shares reissued to stock purchase plan	—	8	—	—	—	8
Share-based compensation	—	1,017	—	—	—	1,017
Net effect of restricted and performance shares issued	—	(4)	—	—	—	(4)
Dividends to shareholders	—	—	—	(2,694)	—	(2,694)
Other comprehensive income (loss)	—	—	7,155	—	—	7,155
Net income (loss)	—	—	—	(149,979)	—	(149,979)
Balance at September 30, 2020	$632	$387,386	$68,285	$1,289,552	$(415,962)	$1,329,893

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2019	$631	$384,551	$36,955	$1,505,738	$(415,962)	$1,511,913
Cumulative-effect adjustment- ASU 2016-13 adoption	—	—	—	(4,076)	—	(4,076)
Common shares issued for compensation and effect of shares reissued to stock purchase plan	—	683	—	—	—	683
Share-based compensation	—	3,061	—	—	—	3,061
Net effect of restricted and performance shares issued	1	(909)	—	—	—	(908)
Dividends to shareholders	—	—	—	(22,078)	—	(22,078)
Other comprehensive income (loss)	—	—	31,330	—	—	31,330
Net income (loss)	—	—	—	(190,032)	—	(190,032)
Balance at September 30, 2020	$632	$387,386	$68,285	$1,289,552	$(415,962)	$1,329,893
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
Revenues
Net premiums earned	$272,248	$194,559	$698,598	$605,708
Net investment income	19,278	16,924	51,713	55,877
Equity in earnings (loss) of unconsolidated subsidiaries	15,244	4,853	33,959	(22,065)
Net realized investment gains (losses):
Impairment losses	—	—	—	(1,745)
Portion of impairment losses recognized in other comprehensive income (loss) before taxes	—	—	—	237
Net impairment losses recognized in earnings	—	—	—	(1,508)
Other net realized investment gains (losses)	530	8,838	20,212	1,658
Total net realized investment gains (losses)	530	8,838	20,212	150
Other income	2,400	1,723	6,862	5,668
Total revenues	309,700	226,897	811,344	645,338
Expenses
Net losses and loss adjustment expenses	223,393	145,581	555,030	521,412
Underwriting, policy acquisition and operating expenses:
Operating expense	38,659	32,419	120,721	96,650
DPAC amortization	28,153	27,014	79,729	83,528
SPC U.S. federal income tax expense	431	871	1,291	1,573
SPC dividend expense (income)	1,320	3,854	5,926	7,988
Interest expense	5,814	3,881	14,203	11,725
Goodwill impairment	—	161,115	—	161,115
Total expenses	297,770	374,735	776,900	883,991
Gain on bargain purchase	—	—	74,408	—
Income (loss) before income taxes	11,930	(147,838)	108,852	(238,653)
Provision for income taxes:
Current expense (benefit)	3,692	11,314	2,643	(26,621)
Deferred expense (benefit)	(3,962)	(9,173)	(5,775)	(22,000)
Total income tax expense (benefit)	(270)	2,141	(3,132)	(48,621)
Net income (loss)	12,200	(149,979)	111,984	(190,032)
Other comprehensive income (loss), after tax, net of reclassification adjustments	(11,565)	7,155	(33,720)	31,330
Comprehensive income (loss)	$635	$(142,824)	$78,264	$(158,702)
Earnings (loss) per share
Basic	$0.23	$(2.78)	$2.08	$(3.53)
Diluted	$0.23	$(2.78)	$2.07	$(3.53)
Weighted average number of common shares outstanding:
Basic	53,982	53,889	53,955	53,854
Diluted	54,078	53,918	54,042	53,896
Cash dividends declared per common share	$0.05	$0.05	$0.15	$0.41
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended September 30
	2021	2020
Operating Activities
Net income (loss)	$111,984	$(190,032)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Goodwill impairment	—	161,115
Gain on bargain purchase	(74,408)	—
Depreciation and amortization, net of accretion	26,566	16,168
(Increase) decrease in cash surrender value of BOLI	(393)	(1,281)
Net realized investment (gains) losses	(20,212)	(150)
Share-based compensation	3,318	3,052
Deferred income tax expense (benefit)	(5,775)	(22,000)
Policy acquisition costs, net of amortization (net deferral)	(10,733)	2,529
Equity in (earnings) loss of unconsolidated subsidiaries	(33,959)	22,065
Distributed earnings from unconsolidated subsidiaries	20,921	29,844
Other	(194)	2,605
Other changes in assets and liabilities:
Premiums receivable	23,482	6,486
Reinsurance related assets and liabilities	(4,791)	(11,079)
Other assets	21,358	(13,297)
Reserve for losses and loss adjustment expenses	33,062	60,962
Unearned premiums	(30,630)	2,098
Other liabilities	9,767	4,088
Net cash provided (used) by operating activities	69,363	73,173
Investing Activities
Purchases of:
Fixed maturities, available-for-sale	(1,169,582)	(689,429)
Equity investments	(140,550)	(63,386)
Other investments	(61,104)	(26,432)
Investment in unconsolidated subsidiaries	(15,316)	(32,768)
Proceeds from sales or maturities of:
Fixed maturities, available-for-sale	777,783	635,392
Equity investments	425,039	174,130
Other investments	35,087	27,279
Net sales or (purchases) of fixed maturities, trading	2,935	(4,893)
Return of invested capital from unconsolidated subsidiaries	47,963	26,831
Net sales or maturities (purchases) of short-term investments	247,085	(37,549)
Unsettled security transactions, net change	49,905	21,498
Purchases of capital assets	(3,200)	(6,665)
Purchases of intangible assets	—	(1,198)
Cash paid for acquisitions, net of cash acquired	(221,576)	—
Other	—	(811)
Net cash provided (used) by investing activities	(25,531)	21,999
Continued on the following page.

	Nine Months Ended September 30
	2021	2020
Continued from the previous page.
Financing Activities
Repayments of Mortgage Loans	(36,113)	(1,127)
Dividends to shareholders	(8,067)	(35,978)
Capital contribution received from (return of capital to) external segregated portfolio cell participants	(9,114)	(581)
Purchase of non-controlling interest	(3,089)	—
Other	(278)	(907)
Net cash provided (used) by financing activities	(56,661)	(38,593)
Increase (decrease) in cash and cash equivalents	(12,829)	56,579
Cash and cash equivalents at beginning of period	215,782	175,369
Cash and cash equivalents at end of period	$202,953	$231,948
Significant Non-Cash Transactions
Dividends declared and not yet paid	$2,700	$2,694
Operating ROU assets obtained in exchange for operating lease liabilities	$5,275	$478
Fair value of Contribution Certificates issued in NORCAL acquisition	$174,999	$—
Fair value of contingent consideration in NORCAL acquisition	$24,000	$—
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2021

1. Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of ProAssurance Corporation, its wholly owned subsidiaries and VIEs in which ProAssurance is the primary beneficiary (ProAssurance, PRA or the Company). See Note 13 for more information on ProAssurance's VIE interests. The financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring adjustments, have been included. ProAssurance’s results for the nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes contained in ProAssurance’s December 31, 2020 report on Form 10-K.
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
Business Combinations
The Company accounted for its acquisition of NORCAL in accordance with GAAP relating to business combinations which required management to make certain estimates and assumptions including determining the fair value of the non-cash components of the acquisition consideration and the acquisition date fair values of the acquired tangible and identifiable intangible assets and assumed liabilities of NORCAL. Subsequent to the preliminary valuation of the non-cash components of the purchase consideration and net assets acquired, any adjustment identified associated with the purchase price allocation will be evaluated to determine whether the adjustment represents a measurement period adjustment in accordance with GAAP. If the adjustment is deemed to be a measurement period adjustment and is identified within one year of the acquisition, then the measurement period adjustment will be recorded in the current reporting period with a corresponding adjustment to the gain on bargain purchase.
Contingent Consideration
Contingent consideration in a business combination that is classified as a liability is measured at fair value on the date of acquisition and remeasured to fair value each subsequent reporting period with changes in the fair value recognized in earnings.
VOBA
VOBA is based on actuarially determined projections and reflects the estimated fair value of in-force contracts acquired in a business combination. VOBA is recorded as an asset when the in-force contracts acquired are expected to generate underwriting income and is recorded as a liability when the in-force contracts acquired are expected to generate an underwriting loss. VOBA liabilities (negative VOBA) are recorded as a component of the reserve for losses and loss adjustment expenses on the Condensed Consolidated Balance Sheets. To the extent negative VOBA relates to unearned premium, it is amortized over a period in proportion to the earn-out of the premium as a reduction to current accident year net losses and loss adjustment expenses. To the extent negative VOBA relates to the DDR reserve, it is amortized over a period in proportion to the

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2021
approximate consumption of losses as a reduction to prior accident year net losses and loss adjustment expenses. See Note 2 for more information.
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
Pension
As a result of the NORCAL acquisition, the Company sponsors a frozen defined benefit pension plan which covers substantially all NORCAL employees (except those that were previous employees of Medicus Insurance Company and FD Insurance Company, employees of PPM RRG as well as new hires after December 31, 2013). Accounting for pension benefits requires the use of assumptions for the valuation of the PBO and the expected performance of the plan assets.
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
Accounting standards provide for the delayed recognition of differences between actual results and expected or estimated results. This delayed recognition of the differences is amortized into earnings over time. The differences between actual results and expected or estimated results are recognized in full in AOCI. Amounts recognized in AOCI are reclassified to earnings in a systematic manner over the average future service period of participants. Due to the acquisition of NORCAL and the application of GAAP purchase accounting, there were no amounts recorded in AOCI as of September 30, 2021 as the plan assets and benefit obligation are not remeasured on a quarterly basis.
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
Accounting Changes Not Yet Adopted
ProAssurance is not aware of any accounting changes not yet adopted as of September 30, 2021 that could have a material impact on its results of operations, financial position or cash flows.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2021
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
ProAssurance’s premiums receivable on its Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020 is reported net of the related allowance for expected credit losses of $7.7 million and $6.1 million, respectively. The following tables present a roll forward of the allowance for expected credit losses related to the Company's premiums receivable for the three and nine months ended September 30, 2021 and 2020.

(In thousands)	Premiums Receivable, Net	Allowance for Expected Credit Losses
Balance, July 1, 2021	$288,589	$7,729
Provision for expected credit losses		48
Write offs charged against the allowance		(125)
Recoveries of amounts previously written off		24
Balance, September 30, 2021	$288,819	$7,676

(In thousands)	Premiums Receivable, Net	Allowance for Expected Credit Losses
Balance, December 31, 2020	$201,395	$6,131
Initial allowance recognized in the period for NORCAL premiums receivable(1)		2,137
Provision for expected credit losses		505
Write offs charged against the allowance		(1,243)
Recoveries of amounts previously written off		146
Balance, September 30, 2021	$288,819	$7,676

(In thousands)	Premiums Receivable, Net	Allowance for Expected Credit Losses
Balance, July 1, 2020	$234,840	$6,627
Provision for expected credit losses		123
Write offs charged against the allowance		(404)
Recoveries of amounts previously written off		270
Balance, September 30, 2020	$237,894	$6,616

(In thousands)	Premiums Receivable, Net	Allowance for Expected Credit Losses
Balance, December 31, 2019	$249,540	$1,590
Cumulative-effect adjustment, before tax (2)		5,160
Provision for expected credit losses		616
Write offs charged against the allowance		(1,078)
Recoveries of amounts previously written off		328
Balance, September 30, 2020	$237,894	$6,616
(1) Represents an initial allowance for expected credit losses recognized during the second quarter of 2021 for NORCAL's premiums receivable to conform NORCAL to ProAssurance's accounting policies. See Note 2 for more information.

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

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2021
ProAssurance’s expected credit losses associated with its reinsurance receivables (related to both paid and unpaid losses) were nominal in amount as of September 30, 2021 and December 31, 2020. ProAssurance has other financial assets and off-balance sheet commitments that are exposed to credit losses; however, expected credit losses associated with these assets and commitments were nominal in amount as of September 30, 2021 and December 31, 2020.
Other Liabilities
Other liabilities consisted of the following:

(In thousands)	September 30, 2021	December 31, 2020
SPC dividends payable	$64,472	$68,865
Unpaid shareholder dividends	2,700	2,694
Deferred compensation liabilities	51,456	30,334
Contingent consideration	24,000	—
All other	136,648	80,146
Total other liabilities	$279,276	$182,039
SPC dividends payable represents the undistributed equity contractually payable to the external cell participants of SPCs operated by ProAssurance's Cayman Islands subsidiaries, Inova Re and Eastern Re.
Unpaid shareholder dividends represent common stock dividends declared by ProAssurance's Board that had not yet been paid as of September 30, 2021.
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
2. Business Combination
On May 5, 2021, ProAssurance completed its acquisition of NORCAL by purchasing 98.8% of its stock in exchange for total consideration transferred of $448.8 million. On September 16, 2021, ProAssurance acquired the remaining 1.2% interest in NORCAL for $3.1 million of cash. The NORCAL transaction provides strategic and financial benefits including additional scale and geographic diversification in the physician professional liability market. On May 5, 2021, ProAssurance funded the acquisition with $248.0 million of cash on hand, and NORCAL paid $1.8 million to policyholders who elected to receive a discounted cash option for their allocated share of the converted company's equity. Additional consideration transferred, with a principal amount of $191.0 million and a fair value of $175.0 million, is in the form of Contribution Certificates issued to certain NORCAL policyholders in the conversion, and those instruments are an obligation of NORCAL Insurance Company, the successor of NORCAL Mutual Insurance Company (see Note 11 for further discussion of the terms of the Contribution Certificates). Policyholders who tendered NORCAL stock to ProAssurance are also eligible for a share of contingent consideration in an amount of up to approximately $84.0 million depending upon the after-tax development of NORCAL's ultimate net losses between December 31, 2020 and December 31, 2023. The estimated fair value of this contingent consideration was $24.0 million as of May 5, 2021 and September 30, 2021.
ProAssurance's results for the three and nine months ended September 30, 2021 included NORCAL's results since the date of acquisition (revenue of $87.8 million and $141.1 million, respectively, and net income of $1.7 million and a net loss of $3.3 million, respectively). ProAssurance incurred expenses related to the acquisition of approximately $2.3 million and $23.5 million during the three and nine months ended September 30, 2021, respectively, and approximately $0.5 million and $1.6 million during the three and nine months ended September 30, 2020, respectively. These expenses were included as a component of operating expenses in the periods incurred in ProAssurance's Condensed Consolidated Statements of Income and Comprehensive Income.
ProAssurance accounted for its acquisition of NORCAL in accordance with GAAP relating to business combinations. The total acquisition consideration was allocated to the acquired tangible and identifiable intangible assets and assumed liabilities of NORCAL based on their preliminary estimated fair values on the acquisition date, as shown in the following table. The

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2021
amounts reflect preliminary allocation of assets acquired and liabilities assumed. The acquisition date fair value of certain assets acquired and liabilities assumed, including intangible assets, deferred income tax assets and liabilities, and reserves for losses and loss adjustment expenses are preliminary estimates and are subject to revisions within one year of acquisition date. Subsequent to the preliminary valuation of net assets acquired, any adjustment identified associated with the purchase price allocation will be evaluated to determine whether the adjustment represents a measurement period adjustment in accordance with GAAP. If the adjustment is deemed to be a measurement period adjustment and is identified within one year of the acquisition, then the measurement period adjustment will be recorded in the current reporting period with a corresponding adjustment to the gain on bargain purchase.
A $74.4 million gain on bargain purchase was recognized on the date of the acquisition as the fair value of the consideration transferred was less than the fair value of the net assets acquired. This gain is presented as a separate line item in ProAssurance's Condensed Consolidated Statements of Income and Comprehensive Income for the nine months ended September 30, 2021. ProAssurance believes it was able to acquire NORCAL for less than the fair value of its net assets due to several contributing factors including the soft medical professional liability market at the time the transaction was initially announced and the value attributed to certain assets. Before the acquisition, NORCAL had recorded a valuation allowance against the full value of its net deferred tax assets. In conjunction with acquisition accounting, ProAssurance recorded $46.8 million of net deferred tax assets reflecting the remeasurement of NORCAL's historical net deferred tax assets, as such deferred taxes were subject to recalculation following application of all purchase accounting adjustments, and its assessment of the realizability of NORCAL's historical deferred tax assets. Based upon the assessment of the realizability of NORCAL's historical deferred tax assets, ProAssurance management concluded that these deferred tax assets are now realizable, which increased the net assets acquired. In addition, based upon the historical performance of NORCAL, ProAssurance did not attribute any value to intangible assets in determining the initial base consideration of $450.0 million per the acquisition agreement, whereas ProAssurance identified $14.0 million of intangible assets as a part of its estimated allocation of final acquisition consideration. Other changes in the fair values of NORCAL's assets and liabilities from the time ProAssurance entered into the definitive acquisition agreement in February 2020 to the close of the transaction in May 2021 also contributed to the increase in net assets acquired and gain on bargain purchase.
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
September 30, 2021
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
The estimated fair value of the reserve for losses and loss adjustment expenses and related reinsurance recoverables was based on three components: an actuarial estimate of the expected future net cash flows, a reduction to those cash flows for the time value of money determined utilizing the U.S. Treasury Yield Curve and a risk margin adjustment to reflect the net present value of profit that an investor would demand in return for the assumption of the development risk associated with the reserve. The fair value of the net reserve, including the risk margin adjustment and related reinsurance receivables, exceeded the actuarial estimate of NORCAL’s undiscounted loss reserve as of May 5, 2021. On May 5, 2021, the fair value adjustment on the gross reserve of approximately $42.2 million was recorded to the reserve for losses and loss adjustment expenses and the fair value adjustment on the related reinsurance recoverables of approximately $3.5 million was recorded to the receivable from reinsurers on unpaid losses and loss adjustment expenses on the Condensed Consolidated Balance Sheets. These net fair value adjustments of $38.7 million will be amortized over a period utilizing loss payment patterns as a net reduction to prior accident year net losses and loss adjustment expenses.
The estimated fair value of VOBA was determined based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date estimated using the income approach. The estimated negative VOBA recorded on the assumed unearned premium of $12.4 million was recorded to the reserve for losses and loss adjustment expenses and the fair value adjustment on the related reinsurance recoverables of $0.7 million was recorded to receivable from reinsurers on unpaid losses and loss adjustment expenses on the Condensed Consolidated Balance Sheets. The net VOBA on unearned premium of $11.7 million will be amortized over a period in proportion to the earn-out of the premium as a reduction to current accident year net losses and loss adjustment expenses. The estimated negative VOBA recorded on the assumed DDR reserve totaling $3.5 million was also recorded to the reserve for losses and loss adjustment expenses on the Condensed Consolidated Balance Sheets and will be amortized over a period in proportion to the approximate consumption of losses as a reduction to prior accident year net losses and loss adjustment expenses.
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
September 30, 2021
Unaudited Supplemental Pro Forma Information
The following table provides Pro Forma Consolidated Results and Actual Consolidated Results for the three and nine months ended September 30, 2021 and 2020 as if the NORCAL transaction had occurred on January 1, 2020.
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

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2021	2020	2021	2020
Revenue:
ProAssurance Pro Forma Consolidated Results	$305,927	$340,428	$930,350	$943,268
ProAssurance Actual Consolidated Results	$309,700	$226,897	$811,344	$645,338
Net income (loss):
ProAssurance Pro Forma Consolidated Results	$13,366	$(158,620)	$58,692	$(117,906)
ProAssurance Actual Consolidated Results	$12,200	$(149,979)	$111,984	$(190,032)
The ProAssurance Pro Forma Consolidated Results reflect pro forma adjustments, net of related tax effects, to give effect to certain events that are directly attributable to the acquisition. These pro forma adjustments primarily include:
•The addition of NORCAL's operating results prior to the acquisition to ProAssurance's Actual Consolidated Results in all periods shown.
•A reduction in expenses for the three and nine months ended September 30, 2021 and the three months ended September 30, 2020 and a corresponding increase for the nine months ended September 30, 2020 for transaction-related costs, including other costs associated with the acquisition such as compensation costs related to change in control payments.
•The effect of the amortization of intangible assets, VOBA and the fair value adjustment on the reserve. See previous amortization schedules for reference.
•The non-taxable gain on bargain purchase of $74.4 million that was included in ProAssurance's Actual Consolidated Results for the nine months ended September 30, 2021 has been reported in the Pro Forma Consolidated Results as being recognized during the nine months ended September 30, 2020.
•An adjustment to net investment income for the amortization of the fair value adjustment to NORCAL's investments.
•An increase to interest expense for the interest on the Contribution Certificates (see Note 11 for further discussion of the terms of the Contribution Certificates).

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2021
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
Fair values of assets measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 are shown in the following tables. Where applicable, the tables also indicate the fair value hierarchy of the valuation techniques utilized to determine those fair values. For some assets, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. When this is the case, the asset is categorized based on the level of the most significant input to the fair value measurement. Assessments of the significance of a particular input to the fair value measurement require judgment and consideration of factors specific to the assets being valued.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2021

	September 30, 2021
	Fair Value Measurements Using			Total
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Fixed maturities, available-for-sale
U.S. Treasury obligations	$—	$242,705	$—	$242,705
U.S. Government-sponsored enterprise obligations	—	20,468	—	20,468
State and municipal bonds	—	522,707	—	522,707
Corporate debt, multiple observable inputs	—	1,943,401	—	1,943,401
Corporate debt, limited observable inputs	—	—	19,712	19,712
Residential mortgage-backed securities	—	473,674	4,235	477,909
Agency commercial mortgage-backed securities	—	14,942	—	14,942
Other commercial mortgage-backed securities	—	219,024	—	219,024
Other asset-backed securities	—	432,261	11,007	443,268
Fixed maturities, trading	—	45,049	—	45,049
Equity investments
Financial	—	868	—	868
Utilities/Energy	—	—	69	69
Industrial	—	—	2,500	2,500
Bond funds	191,834	—	—	191,834
All other	19,259	—	—	19,259
Short-term investments	112,706	39,002	—	151,708
Other investments	1,864	104,978	—	106,842
Other assets	—	601	—	601
Total assets categorized within the fair value hierarchy	$325,663	$4,059,680	$37,523	4,422,866
Assets carried at NAV, which approximates fair value and which are not categorized within the fair value hierarchy, reported as a part of:
Investment in unconsolidated subsidiaries				251,675
Total assets at fair value				$4,674,541

Liabilities:
Other liabilities	$—	$—	$24,000	$24,000
Total liabilities categorized within the fair value hierarchy	$—	$—	$24,000	$24,000

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2021

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
The fair values for securities included in the Level 2 category, with the few exceptions described below, were developed by one of several third party, nationally recognized pricing services, including services that price only certain types of securities. Each service uses complex methodologies to determine values for securities and subject the values they develop to quality control reviews. Management selected a primary source for each type of security in the portfolio and reviewed the values provided for reasonableness by comparing data to alternate pricing services and to available market and trade data. Values that appeared inconsistent were further reviewed for appropriateness. Any value that did not appear reasonable was discussed with the service that provided the value and adjusted, if necessary. There were no material changes to the values supplied by the pricing services as of September 30, 2021 and December 31, 2020.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2021
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
Equity investments were securities not traded on an exchange on the valuation date. The securities were valued using the most recently available quotes for the securities.
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
September 30, 2021
Level 3 Valuations
Below is a summary description of the valuation methodologies used as well as quantitative information regarding securities in the Level 3 category, by security type:
Level 3 Valuation Methodologies
Corporate debt, limited observable inputs consisted of corporate bonds valued using dealer quotes for similar securities or discounted cash flow models using yields currently available for similar securities. Similar securities are defined as securities of comparable credit quality that have like terms and payment features. Assessments of credit quality were based on NRSRO ratings, if available, or were determined by management if not available. At September 30, 2021, 100% of the securities were rated and the average rating was BBB. At December 31, 2020, 100% of the securities were rated and the average rating was BB+.
Residential mortgage-backed and other asset-backed securities consisted of securitizations of receivables valued using dealer quotes for similar securities or discounted cash flow models using yields currently available for similar securities. Similar securities are defined as securities of comparable credit quality that have like terms and payment features. Assessments of credit quality were based on NRSRO ratings, if available, or were subjectively determined by management if not available. At September 30, 2021, 95% of the securities were rated and the average rating was A. At December 31, 2020, 51% of the securities were rated and the average rating was AA-.
Equity Securities consisted of a preferred stock and a mutual fund for which limited observable inputs were available at September 30, 2021. The equity securities were primarily priced using broker/dealer quotes and internal models with some inputs that are unobservable.
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
Quantitative Information Regarding Level 3 Valuations

	Fair Value at
($ in thousands)	September 30, 2021	December 31, 2020	Valuation Technique	Unobservable Input	Range (Weighted Average)
Assets:
Corporate debt, limited observable inputs	$19,712	$3,265	Market Comparable Securities	Comparability Adjustment	0% - 5% (2.5%)
			Discounted Cash Flows	Comparability Adjustment	0% - 5% (2.5%)
Residential mortgage-backed securities	$4,235	$2,032	Market Comparable Securities	Comparability Adjustment	0% - 5% (2.5%)
			Discounted Cash Flows	Comparability Adjustment	0% - 5% (2.5%)
Other asset-backed securities	$11,007	$6,661	Market Comparable Securities	Comparability Adjustment	0% - 5% (2.5%)
			Discounted Cash Flows	Comparability Adjustment	0% - 5% (2.5%)
Equity securities	$2,569	$—	Discounted Cash Flows	Comparability Adjustment	0% - 10% (5%)
Liabilities:
Other liabilities	$24,000	$—	Stochastic Model/Discounted Cash Flows	N/A	0% - 10% (8%)
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
September 30, 2021
Fair Value Measurements - Level 3 Assets
The following tables present summary information regarding changes in the fair value of assets measured using Level 3 inputs.

	September 30, 2021
	Level 3 Fair Value Measurements - Assets
(In thousands)	Corporate Debt	Asset-backed Securities	Equity Securities	Other Investments	Total
Balance, June 30, 2021	$15,065	$9,857	$852	$2,222	$27,996
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Net realized investment gains (losses)	—	—	(2)	(639)	(641)
Included in other comprehensive income	49	(74)	18	—	(7)
Purchases	10,881	12,666	2,500	—	26,047
Sales	(284)	(17)	—	—	(301)
Transfers in	—	—	69	—	69
Transfers out	(5,999)	(7,190)	(868)	(1,583)	(15,640)
Balance, September 30, 2021	$19,712	$15,242	$2,569	$—	$37,523
Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets held at period-end	$—	$—	$(1)	$(639)	$(640)

	September 30, 2021
	Level 3 Fair Value Measurements - Assets
(In thousands)	Corporate Debt	Asset-backed Securities	Equity Securities	Other Investments	Total
Balance, December 31, 2020	$3,265	$8,693	$—	$—	$11,958
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Net investment income	1	(2)	—	—	(1)
Net realized investment gains (losses)	—	(11)	(1)	(774)	(786)
Included in other comprehensive income	82	(171)	16	—	(73)
Purchases	24,971	28,026	9,083	205	62,285
Sales	(461)	(506)	(5,730)	—	(6,697)
Transfers in	858	—	69	2,152	3,079
Transfers out	(9,004)	(20,787)	(868)	(1,583)	(32,242)
Balance, September 30, 2021	$19,712	$15,242	$2,569	$—	$37,523
Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets held at period-end	$—	$—	$(1)	$(774)	$(775)

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2021

	September 30, 2020
	Level 3 Fair Value Measurements – Assets
(In thousands)	Corporate Debt	Asset-backed Securities	Other Investments	Total
Balance, June 30, 2020	$3,117	$5,978	$1,568	$10,663
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Net realized investment gains (losses)	—	(2)	143	141
Included in other comprehensive income	(6)	(58)	—	(64)
Purchases	900	8,513	—	9,413
Sales	(16)	(99)	—	(115)
Transfers out	—	(1,378)	(1,711)	(3,089)
Balance, September 30, 2020	$3,995	$12,954	$—	$16,949
Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets held at period-end	$—	$—	$143	$143

	September 30, 2020
	Level 3 Fair Value Measurements – Assets
(In thousands)	Corporate Debt	Asset-backed Securities	Other Investments	Total
Balance, December 31, 2019	$5,079	$2,992	$3,086	$11,157
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Net investment income	—	(10)	—	(10)
Net realized investment gains (losses)	—	(2)	151	149
Included in other comprehensive income	38	23	—	61
Purchases	900	13,341	—	14,241
Sales	(2,173)	(888)	—	(3,061)
Transfers in	945	605	—	1,550
Transfers out	(794)	(3,107)	(3,237)	(7,138)
Balance, September 30, 2020	$3,995	$12,954	$—	$16,949
Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets held at period-end	$—	$—	$151	$151
Fair Value Measurements - Level 3 Liabilities
There was no change in the fair value of the contingent consideration from the date of the NORCAL acquisition on May 5, 2021 to September 30, 2021.

Transfers
Transfers shown in the preceding Level 3 tables were as of the end of the period in which the transfer occurred. All transfers were to or from Level 2.
All transfers in and out of Level 3 during the three and nine months ended September 30, 2021 and 2020 related to securities held for which the level of market activity for identical or nearly identical securities varies from period to period. The securities were valued using multiple observable inputs when those inputs were available; otherwise the securities were valued using limited observable inputs.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2021
Fair Values Not Categorized
At September 30, 2021 and December 31, 2020, certain LPs/LLCs and investment funds measure fund assets at fair value on a recurring basis and provide a NAV for ProAssurance's interest. The carrying value of these interests is based on the NAV provided and was considered to approximate the fair value of the interests. For investment in unconsolidated subsidiaries, ProAssurance recognizes any changes in the NAV of its interests in equity in earnings (loss) of unconsolidated subsidiaries during the period of change. In accordance with GAAP, the fair value of these investments was not classified within the fair value hierarchy. The amount of ProAssurance's unfunded commitments related to these investments as of September 30, 2021 and fair values of these investments as of September 30, 2021 and December 31, 2020 were as follows:

	Unfunded Commitments	Fair Value
(In thousands)	September 30, 2021	September 30, 2021	December 31, 2020
Equity investments:
Mortgage fund (1)	None	$—	$12,548
Investment in unconsolidated subsidiaries:
Private debt funds (2)	$8,929	18,523	16,387
Long/short equity funds (3)	None	533	596
Non-public equity funds (4)	$38,713	144,539	138,357
Credit funds (5)	$41,123	43,125	34,848
Strategy focused funds (6)	$34,988	44,955	43,523
		251,675	233,711
Total investments carried at NAV		$251,675	$246,259
Below is additional information regarding each of the investments listed in the table above as of September 30, 2021.
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
(5)This investment is comprised of multiple unrelated LP funds. Two funds seek to obtain superior risk-adjusted absolute returns through a diversified portfolio of debt securities, including bonds, loans and other asset-backed instruments. The remaining funds focus on private middle market company mezzanine and senior secured loans, opportunities across the credit spectrum, mortgage backed-loans, as well as various types of loan-backed investments. Three of the funds allow redemptions at any quarter-end with prior notice requirements that vary from 90 to 180 days, while another fund allows for redemptions with consent of the General Partner. The remaining funds do not allow redemptions. For the funds that do not allow redemptions, income and capital are to be periodically distributed at the discretion of the LP over time frames throughout the remaining life of the funds.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2021
(6) This investment is comprised of multiple unrelated LPs/LLCs funds. One fund is an LLC focused on investing in North American consumer products companies, comprised of equity and equity-related securities, as well as debt instruments. A second fund is focused on aircraft investments, along with components and assets related to aircrafts. For both funds, redemptions are not permitted. Another fund is an LP focused on North American energy infrastructure assets that allows redemption with consent of the General Partner. The remaining funds are real estate focused LPs, one of which allows for redemption with prior notice.
ProAssurance may not sell, transfer or assign its interest in any of the above LPs/LLCs without special consent from the LPs/LLCs.
Nonrecurring Fair Value Measurement
During the third quarter of 2020, ProAssurance recognized a nonrecurring fair value measurement related to the goodwill in its Specialty P&C reporting unit with a carrying value of $161.1 million prior to the fair value measurement. This nonrecurring fair value measurement resulted in the goodwill being written down to its implied fair value of zero resulting in an impairment of goodwill of $161.1 million. The inputs used in the fair value measurement were non-observable and, as such, were categorized as a Level 3 valuation. ProAssurance did not have any other assets or liabilities that were measured at fair value on a nonrecurring basis at September 30, 2021 or December 31, 2020.
Financial Instruments - Methodologies Other Than Fair Value
The following table provides the estimated fair value of the Company's financial instruments that, in accordance with GAAP for the type of investment, are measured using a methodology other than fair value. Fair values provided primarily fall within the Level 3 fair value category.

	September 30, 2021		December 31, 2020
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
BOLI	$80,821	$80,821	$67,847	$67,847
Other investments	$3,170	$3,170	$2,952	$2,952
Other assets	$39,584	$39,593	$31,128	$31,141
Financial liabilities:
Senior notes due 2023*	$250,000	$267,988	$250,000	$269,160
Mortgage Loans*	$—	$—	$36,113	$36,113
Contribution Certificates	$175,766	$178,728	$—	$—
Other liabilities	$51,456	$51,456	$30,334	$30,334
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
Other assets and other liabilities primarily consisted of related investment assets and liabilities associated with funded deferred compensation agreements. The fair value of the funded deferred compensation assets was based upon quoted market prices, which is categorized as a Level 1 valuation, and had a fair value of $38.5 million and $30.6 million at September 30, 2021 and December 31, 2020, respectively. The fair value of the funded deferred compensation assets as of September 30, 2021 included rabbi trust assets acquired as a result of the NORCAL acquisition, which consists entirely of cash equivalents and mutual funds with a total fair value of $5.1 million (see Note 2 for additional information on NORCAL acquisition). Other assets also included an unsecured note receivable under a separate line of credit agreement. The fair value of the note receivable was based on the present value of expected cash flows from the note receivable, discounted at market rates on the valuation date for receivables with similar credit standings and similar payment structures. Other liabilities primarily consisted of liabilities associated with funded deferred compensation agreements. The reported balance is determined based on the amount of elective deferrals and employer contributions adjusted for periodic changes in the fair value of the participant balances based on the

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2021
performance of the funds selected by the participants and had a fair value of $51.5 million and $30.3 million at September 30, 2021 and December 31, 2020, respectively. The fair value of the funded deferred compensation liabilities as of September 30, 2021 included liabilities assumed as a result of the NORCAL acquisition, with a total fair value of $18.0 million (see Note 2 for additional information).
The fair value of the debt, excluding the Contribution Certificates, was estimated based on the present value of expected future cash outflows, discounted at rates available on the valuation date for similar debt issued by entities with a similar credit standing to ProAssurance.
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

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2021
4. Investments
Available-for-sale fixed maturities at September 30, 2021 and December 31, 2020 included the following:

	September 30, 2021
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities, available-for-sale
U.S. Treasury obligations	$241,696	$1,681	$672	$242,705
U.S. Government-sponsored enterprise obligations	20,509	57	98	20,468
State and municipal bonds	513,111	11,155	1,559	522,707
Corporate debt	1,928,543	41,493	6,923	1,963,113
Residential mortgage-backed securities	475,368	5,513	2,972	477,909
Agency commercial mortgage-backed securities	14,531	460	49	14,942
Other commercial mortgage-backed securities	216,595	3,545	1,116	219,024
Other asset-backed securities	440,536	3,661	929	443,268
	$3,850,889	$67,565	$14,318	$3,904,136

	December 31, 2020
(In thousands)	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities, available-for-sale
U.S. Treasury obligations	$104,097	$—	$2,985	$23	$107,059
U.S. Government-sponsored enterprise obligations	12,103	—	158	—	12,261
State and municipal bonds	316,022	—	16,937	39	332,920
Corporate debt	1,267,992	552	63,204	1,302	1,329,342
Residential mortgage-backed securities	269,752	—	7,171	382	276,541
Agency commercial mortgage-backed securities	12,623	—	687	—	13,310
Other commercial mortgage-backed securities	109,244	—	4,788	940	113,092
Other asset-backed securities	269,742	—	4,006	742	273,006
	$2,361,575	$552	$99,936	$3,428	$2,457,531

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2021
The recorded cost basis and estimated fair value of available-for-sale fixed maturities at September 30, 2021, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total Fair Value
Fixed maturities, available-for-sale
U.S. Treasury obligations	$241,696	$19,945	$133,884	$86,726	$2,150	$242,705
U.S. Government-sponsored enterprise obligations	20,509	3,826	11,363	5,134	145	20,468
State and municipal bonds	513,111	15,273	174,664	188,717	144,053	522,707
Corporate debt	1,928,543	119,700	927,016	809,889	106,508	1,963,113
Residential mortgage-backed securities	475,368					477,909
Agency commercial mortgage-backed securities	14,531					14,942
Other commercial mortgage-backed securities	216,595					219,024
Other asset-backed securities	440,536					443,268
	$3,850,889					$3,904,136
Excluding obligations of the U.S. Government, U.S. Government-sponsored enterprises and a U.S. Government obligations money market fund, no investment in any entity or its affiliates exceeded 10% of shareholders’ equity at September 30, 2021.
Cash and securities with a carrying value of $54.8 million at September 30, 2021 were on deposit with various state insurance departments to meet regulatory requirements.
As a member of Lloyd's, ProAssurance is required to maintain capital at Lloyd's, referred to as FAL, to support underwriting by Syndicate 1729 and Syndicate 6131. At September 30, 2021, ProAssurance's FAL investments were comprised of available-for-sale fixed maturities with a fair value of $64.3 million and cash and cash equivalents of $8.2 million on deposit with Lloyd's in order to satisfy these FAL requirements. During the second quarter of 2021, ProAssurance received a return of approximately $24.5 million of FAL given the reduction in the Company's participation in the results of Syndicate 1729, to 5% from 29%, and Syndicate 6131, to 50% from 100%, for the 2021 underwriting year.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2021
Investments Held in a Loss Position
The following tables provide summarized information with respect to investments held in an unrealized loss position at September 30, 2021 and December 31, 2020, including the length of time the investment had been held in a continuous unrealized loss position.

	September 30, 2021
	Total		Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Loss	Value	Loss	Value	Loss
Fixed maturities, available-for-sale
U.S. Treasury obligations	$162,063	$672	$157,445	$582	$4,618	$90
U.S. Government-sponsored enterprise obligations	14,422	98	14,422	98	—	—
State and municipal bonds	194,740	1,559	192,610	1,467	2,130	92
Corporate debt	637,694	6,923	607,003	6,134	30,691	789
Residential mortgage-backed securities	284,636	2,972	276,253	2,732	8,383	240
Agency commercial mortgage-backed securities	4,040	49	4,040	49	—	—
Other commercial mortgage-backed securities	77,254	1,116	72,541	783	4,713	333
Other asset-backed securities	166,667	929	162,161	867	4,506	62
	$1,541,516	$14,318	$1,486,475	$12,712	$55,041	$1,606

	December 31, 2020
	Total		Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Loss	Value	Loss	Value	Loss
Fixed maturities, available-for-sale
U.S. Treasury obligations	$14,390	$23	$14,390	$23	$—	$—
State and municipal bonds	6,416	39	6,416	39	—	—
Corporate debt	94,695	1,302	79,436	1,020	15,259	282
Residential mortgage-backed securities	34,928	382	34,509	381	419	1
Other commercial mortgage-backed securities	18,766	940	18,480	935	286	5
Other asset-backed securities	43,739	742	37,850	701	5,889	41
	$212,934	$3,428	$191,081	$3,099	$21,853	$329
As of September 30, 2021, excluding U.S. Government or U.S. Government-sponsored enterprise obligations, there were 1,246 debt securities (32.3% of all available-for-sale fixed maturity securities held) in an unrealized loss position representing 768 issuers. The greatest and second greatest unrealized loss positions among those securities were approximately $0.3 million and $0.2 million, respectively. The securities were evaluated for impairment as of September 30, 2021.
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

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2021
Fixed maturity securities held in an unrealized loss position at September 30, 2021, excluding asset-backed securities, have paid all scheduled contractual payments and are expected to continue. Expected future cash flows of asset-backed securities, excluding those issued by GNMA, FNMA and FHLMC, held in an unrealized loss position were estimated as part of the September 30, 2021 impairment evaluation using the most recently available six-month historical performance data for the collateral (loans) underlying the security or, if historical data was not available, sector based assumptions, and equaled or exceeded the current amortized cost basis of the security.
The following tables present a roll forward of the allowance for expected credit losses on available-for-sale fixed maturities for the nine months ended September 30, 2021 and three and nine months ended September 30, 2020. There was no change in the allowance for expected credit losses for the three months ended September 30, 2021.

	Nine Months Ended September 30, 2021
(In thousands)	Corporate Debt	Total
Balance, at December 31, 2020	$552	$552
Reductions related to:
Securities sold during the period	(552)	(552)
Balance, at September 30, 2021	$—	$—

	Three Months Ended September 30, 2020
(In thousands)	Corporate Debt	Total
Balance, at July 1, 2020	$1,408	$1,408
Reductions related to:
Securities sold during the period	(856)	(856)
Balance, at September 30, 2020	$552	$552

	Nine Months Ended September 30, 2020
(In thousands)	Corporate Debt	Total
Balance, at December 31, 2019	$—	$—
Additional credit losses related to securities for which:
No allowance for credit losses has been previously recognized	1,508	1,508
Reductions related to:
Securities sold during the period	(956)	(956)
Balance, at September 30, 2020	$552	$552
Other information regarding sales and purchases of fixed maturity available-for-sale securities is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(In millions)	2021	2020	2021	2020
Proceeds from sales (exclusive of maturities and paydowns)	$85.4	$86.9	$343.5	$304.6
Purchases	$404.1	$317.5	$1,169.6	$689.4
Equity Investments
ProAssurance's equity investments are carried at fair value with changes in fair value recognized in income as a component of net realized investment gains (losses) during the period of change. Equity investments on the Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020 primarily included stocks, bond funds and investment funds.
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
September 30, 2021
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
Net Investment Income
Net investment income by investment category was as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2021	2020	2021	2020
Fixed maturities	$20,121	$16,902	$53,969	$52,863
Equities	648	706	1,790	3,598
Short-term investments, including Other	587	405	1,539	2,386
BOLI	622	655	1,752	1,568
Investment fees and expenses	(2,700)	(1,744)	(7,337)	(4,538)
Net investment income	$19,278	$16,924	$51,713	$55,877
Investment in Unconsolidated Subsidiaries
ProAssurance's investment in unconsolidated subsidiaries were as follows:

	September 30, 2021	Carrying Value
(In thousands)	Percentage Ownership	September 30, 2021	December 31, 2020
Qualified affordable housing project tax credit partnerships	See below	$15,980	$27,719
All other investments, primarily investment fund LPs/LLCs	See below	301,889	282,810
		$317,869	$310,529
Qualified affordable housing project tax credit partnership interests held by ProAssurance generate investment returns by providing tax benefits to fund investors in the form of tax credits and project operating losses. The carrying value of these investments reflects ProAssurance's total commitments (both funded and unfunded) to the partnerships, less any amortization. ProAssurance's ownership percentage relative to two of the tax credit partnership interests is almost 100%; these interests had a carrying value of $4.9 million at September 30, 2021 and $9.4 million at December 31, 2020. ProAssurance's ownership percentage relative to the remaining tax credit partnership interests is less than 20%; these interests had a carrying value of $11.1 million at September 30, 2021 and $18.3 million at December 31, 2020. Since ProAssurance has the ability to exert influence over the partnerships but does not control them, all are accounted for using the equity method. See further discussion of the entities in which ProAssurance holds passive interests in Note 13.
ProAssurance holds interests in investment fund LPs/LLCs and other equity method investments and LPs/LLCs which are not considered to be investment funds. ProAssurance's ownership percentage relative to four of the LPs/LLCs is greater than 25%, which is expected to be reduced as the funds mature and other investors participate in the funds; these investments had a carrying value of $49.2 million at September 30, 2021 and $46.2 million at December 31, 2020. ProAssurance's ownership percentage relative to the remaining investments and LPs/LLCs is less than 25%; these interests had a carrying value of $252.7 million at September 30, 2021 and $236.6 million at December 31, 2020. ProAssurance does not have the ability to exert control over any of these funds.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2021
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

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2021	2020	2021	2020
Qualified affordable housing project tax credit partnerships
Losses recorded	$3,591	$4,798	$11,712	$14,152
Tax credits recognized	$3,226	$4,369	$9,880	$13,106

Historic tax credit partnership*
Losses (gains) recorded	$—	$(264)	$(182)	$1,820
Tax credits recognized (reversed)	$(100)	$103	$—	$309
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

The tax credits generated from the Company's tax credit partnership investments of $3.1 million and $9.9 million for the three and nine months ended September 30, 2021, respectively, were deferred and are expected to be utilized in future periods.
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
September 30, 2021
Net Realized Investment Gains (Losses)
Realized investment gains and losses are recognized on the first-in, first-out basis. The following table provides detailed information regarding net realized investment gains (losses):

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2021	2020	2021	2020
Total impairment losses:
Corporate debt	$—	$—	$—	$(1,745)
Portion of impairment losses recognized in other comprehensive income before taxes:
Corporate debt	—	—	—	237
Net impairment losses recognized in earnings	—	—	—	(1,508)
Gross realized gains, available-for-sale fixed maturities	2,225	3,996	12,540	10,941
Gross realized (losses), available-for-sale fixed maturities	(259)	(396)	(798)	(2,266)
Net realized gains (losses), trading fixed maturities	(47)	116	17	268
Net realized gains (losses), equity investments	426	31	6,616	10,589
Net realized gains (losses), other investments	1,699	530	6,192	2,442
Change in unrealized holding gains (losses), trading fixed maturities	(49)	373	(489)	637
Change in unrealized holding gains (losses), equity investments	(945)	2,766	(2,182)	(21,012)
Change in unrealized holding gains (losses), convertible securities, carried at fair value	(2,457)	1,170	(2,118)	(190)
Other	(63)	252	434	249
Net realized investment gains (losses)	$530	$8,838	$20,212	$150
ProAssurance did not recognize any credit-related impairment losses in earnings or non-credit impairment losses in OCI during the three and nine months ended September 30, 2021 or the three months ended September 30, 2020. ProAssurance recognized credit-related impairment losses in earnings of $1.5 million and a nominal amount of non-credit impairment losses in OCI for the nine months ended September 30, 2020. The credit-related impairment losses recognized during the 2020 nine-month period related to corporate bonds in the energy and consumer sectors. Additionally, the 2020 nine-month period included credit-related impairment losses related to four corporate bonds in various sectors, which were sold during 2020. The non-credit related impairment losses recognized during the 2020 nine-month period related to three corporate bonds in the energy and consumer sectors.
ProAssurance recognized $0.5 million and $20.2 million of net realized investment gains during the three and nine months ended September 30, 2021, respectively, driven primarily by realized gains on the sale of certain available-for-sale fixed maturities and other investments, which were partially offset by unrealized holding losses resulting from changes in the fair value of our convertible securities. ProAssurance recognized $8.8 million and $0.2 million of net realized investment gains during the three and nine months ended September 30, 2020, respectively. Net realized investment gains during the 2020 three-month period were driven by gains in the Company's available-for-sale fixed maturities due to the sale of corporate bonds and, to a lesser extent, unrealized holding gains resulting from an increase in the fair value of the Company's equity portfolio and convertible securities. Net realized investment gains for the 2020 nine-month period were driven by realized gains on the sale of available-for-sale fixed maturities and equity investments and, to a lesser extent, unrealized holding gains on trading securities, which were almost entirely offset by unrealized holding losses resulting from decreases in the fair value of the Company's equity portfolio due to the volatility in the global financial markets related to COVID-19.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2021
The following table presents a roll forward of cumulative credit losses recorded in earnings related to impaired debt securities for which a portion of the impairment was recorded in OCI.

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2021	2020	2021	2020
Balance, beginning of period	$—	$1,322	$552	$470
Additional credit losses recognized during the period, related to securities for which:
No impairment has been previously recognized	—	—	—	1,064
Impairment has been previously recognized	—	—	—	258
Reductions due to:
Securities sold during the period (realized)	—	(770)	(552)	(1,240)
Balance, September 30	$—	$552	$—	$552
5. Retroactive Insurance Contracts
ProAssurance offers custom alternative risk solutions which include assumed reinsurance. In the first quarter of 2021, ProAssurance entered into an assumed reinsurance arrangement with a regional hospital group. As the contract included both prospective coverage and retroactive coverage, ProAssurance bifurcated the provisions of the contract and accounted for each component separately. In the first quarter of 2021, ProAssurance recognized total net premiums written of $4.5 million, comprised of $2.2 million of prospective coverage and $2.3 million of retroactive coverage, total net premiums earned of $3.0 million, comprised of $0.7 million of prospective coverage and $2.3 million of retroactive coverage and total net losses and loss adjustment expenses of $2.9 million in the Condensed Consolidated Statements of Income and Comprehensive Income. For additional information regarding ProAssurance's accounting policy for retroactive insurance contracts, see Note 1 of the Notes to Consolidated Financial Statements included in ProAssurance's December 31, 2020 report on Form 10-K.
6. Income Taxes
For interim periods, ProAssurance generally utilizes the estimated annual effective tax rate method under which the Company determines its provision (benefit) for income taxes based on the current estimate of its annual effective tax rate. For the nine months ended September 30, 2021, ProAssurance utilized the discrete effective tax rate method to record its provision for income taxes after the estimated annual effective tax rate method produced an unreliable estimated annual tax rate. The discrete effective tax rate method is applied when the application of the estimated annual effective tax rate method is impractical because it is not possible to reliably estimate the annual effective tax rate. The Company believes the use of the discrete effective tax rate method is more appropriate for the current period than the annual effective tax rate method as minor changes in the Company's estimated ordinary income would result in sizable variations in the customary relationship between income tax expense (benefit) and pretax accounting income (loss).
For the nine months ended September 30, 2021, the provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes primarily due to the gain on bargain purchase of $74.4 million as a result of the Company's acquisition of NORCAL, all of which was non-taxable. See further discussion on the gain on bargain purchase in Note 2. In addition, the provision for income taxes is also different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes because ProAssurance recognizes tax credit benefits transferred from tax credit partnership investments. In calculating the Company's year-to-date income tax expense (benefit), the Company includes the estimated benefit of tax credits for the year-to-date period based on the most recently available information provided by the tax credit partnerships; the actual amounts of credits provided by the tax credit partnerships may prove to be different than the Company's estimates. The effect of such a difference is recognized in the period identified. Furthermore, the Company's pre-tax loss for the nine months ended September 30, 2020 included a $161.1 million goodwill impairment recognized in relation to the Specialty P&C reporting unit during the third quarter of 2020 which was treated as a discrete item as the Company considered it to be an unusual and infrequent item. Of the $161.1 million goodwill impairment, $149.6 million was non-deductible for which no tax benefit was recognized while the remaining $11.5 million was deductible for which a 21% tax benefit was recognized. See further discussion on this goodwill impairment in Note 1 and Note 6 of the Notes to Consolidated Financial Statements included in ProAssurance's December 31, 2020 report on Form 10-K.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2021
ProAssurance had a receivable for U.S. federal and U.K. income taxes carried as a part of other assets of $6.7 million at September 30, 2021 and $18.9 million at December 31, 2020. The liability for unrecognized tax benefits, which is included in the total receivable for U.S. federal and U.K. income taxes, was $5.8 million and $5.7 million at September 30, 2021 and December 31, 2020, respectively, which included an accrued liability for interest of approximately $0.6 million and $0.5 million, respectively.
NORCAL Acquisition
As a result of ProAssurance's acquisition of NORCAL, the Company recorded $46.8 million of net deferred tax assets reflecting the remeasurement of NORCAL's historical net deferred tax assets, as such deferred taxes were subject to recalculation following application of all purchase accounting adjustments, and management's assessment of the realizability of NORCAL's deferred tax assets. Also as a result of the NORCAL acquisition, ProAssurance has U.S. federal NOL carryforwards of approximately $68.0 million that will begin to expire in 2035. ProAssurance currently expects to utilize a portion of these NOLs in 2021. See Note 2 for more information.
Coronavirus Aid, Relief and Economic Security Act
In response to COVID-19, the CARES Act was signed into law on March 27, 2020 and contains several provisions for corporations and eases certain deduction limitations originally imposed by the TCJA. See further discussion in Note 5 of the Notes to Consolidated Financial Statements in ProAssurance's December 31, 2020 report on Form 10-K. As a result of the CARES Act, ProAssurance now has the ability to carryback NOLs generated in tax years 2019 and 2020 for up to five years. The Company has an NOL of approximately $33.3 million from the 2020 tax year that will be carried back to the 2015 tax year and is expected to generate a tax refund of approximately $11.7 million. Additionally, the Company had an NOL of approximately $25.6 million from the 2019 tax year that was carried back to the 2014 tax year and generated a tax refund of approximately $9.0 million which the Company received in February 2021.
American Rescue Plan Act of 2021
In response to economic concerns associated with COVID-19, the American Rescue Plan Act of 2021 was signed into law on March 11, 2021 and includes an expansion of the number of employees covered by the limitation on the deductibility of compensation in excess of $1 million. This provision is effective for tax years beginning after December 31, 2026. The Company has evaluated this provision as well as the other provisions of the American Rescue Plan Act of 2021 and concluded that they will not have a material impact on ProAssurance's financial position or results of operations as of September 30, 2021.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2021
7. Goodwill
Goodwill is recognized in conjunction with business acquisitions as the excess of the purchase consideration for the business acquisition over the fair value of identifiable assets acquired and liabilities assumed. The fair value of identifiable assets acquired and liabilities assumed, and thus goodwill, is subject to redetermination within a measurement period of up to one year following completion of a business acquisition.
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
Of the Company's five reporting units, two have net goodwill: Workers' Compensation Insurance and Segregated Portfolio Cell Reinsurance. The table below presents the carrying amount of goodwill and accumulated impairment losses by reporting unit at September 30, 2021 and December 31, 2020:

	Reporting Unit
(In thousands)	Specialty P&C	Workers' Compensation Insurance	Segregated Portfolio Cell Reinsurance	Total
Goodwill, gross as of January 1, 2020	$161,115	$44,110	$5,500	$210,725
Accumulated impairment losses*	(161,115)	—	—	(161,115)
Goodwill, net as of December 31, 2020	—	44,110	5,500	49,610
Accumulated impairment losses	—	—	—	—
Goodwill, net as of September 30, 2021	$—	$44,110	$5,500	$49,610
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
September 30, 2021
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
ProAssurance believes that the methods it uses to establish reserves are reasonable and appropriate. Each year, ProAssurance uses internal actuaries to review the reserve for losses of each insurance subsidiary. ProAssurance also engages consulting actuaries to review ProAssurance claims data and provide observations regarding cost trends, rate adequacy and ultimate loss costs. The statutory filings of each insurance company with the insurance regulators must be accompanied by a consulting actuary's certification as to their respective reserves. ProAssurance considers the views of the actuaries as well as other factors, such as premium rates, historical paid and incurred loss development trends, and an evaluation of the current loss environment including frequency, severity, expected effect of inflation, general economic and social trends, and the legal and political environment in establishing the amount of its reserve for losses. The Company expects there will be impacts to these factors as well as to the timing of loss emergence and ultimate loss ratios for certain coverages it underwrites as a result of COVID-19 and the related economic shutdown; however, the extent to which COVID-19 impacts these factors is highly uncertain and cannot be predicted (see "Item 1A, Risk Factors" and Note 8 of the Notes to Consolidated Financial Statements in ProAssurance's December 31, 2020 report on Form 10-K for additional information). The industry is experiencing new conditions, including the postponement of court cases, changes in settlement trends and a significant reduction in economic activity and insured exposure in some classes. ProAssurance's booked reserves as of September 30, 2021 include consideration of these factors, but the duration and degree to which these issues persist, along with potential legislative, regulatory or judicial actions, could result in significant changes to the Company's reserve estimates in future periods.
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

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2021
Activity in the reserve for losses and loss adjustment expenses is summarized as follows:

(In thousands)	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020	Year Ended December 31, 2020
Balance, beginning of year	$2,417,179	$2,346,526	$2,346,526
Less reinsurance recoverables on unpaid losses and loss adjustment expenses	385,087	390,708	390,708
Net balance, beginning of year	2,032,092	1,955,818	1,955,818
Net reserves acquired from NORCAL acquisition	1,089,103	—	—
Net losses:
Current year(1)(2)(3)	582,235	555,969	711,846
Favorable development of reserves established in prior years, net	(27,205)	(34,557)	(50,399)
Total	555,030	521,412	661,447
Paid related to:
Current year	(62,276)	(60,449)	(83,204)
Prior years	(457,578)	(400,930)	(501,969)
Total paid	(519,854)	(461,379)	(585,173)
Net balance, end of period	3,156,371	2,015,851	2,032,092
Plus reinsurance recoverables on unpaid losses and loss adjustment expenses	476,315	391,637	385,087
Balance, end of period	$3,632,686	$2,407,488	$2,417,179
(1) Current year net losses for the nine months ended September 30, 2021 included $4.3 million of amortization of the negative VOBA associated with NORCAL's assumed unearned premium, which is being amortized over a period in proportion to the earn-out of the associated premium as a reduction to current accident year net losses (see Note 2). Additionally, current year net losses for the nine months ended September 30, 2021 included $5.1 million related to a Custom Physician tail policy in the Specialty P&C segment.
(2) Current year net losses for the nine months ended September 30, 2021 included incurred losses of $2.9 million related to an assumed reinsurance arrangement entered into during the first quarter of 2021 in the Specialty P&C segment (see Note 5).
(3) Current year net losses for the nine months ended September 30, 2020 and the year ended December 31, 2020 included the impact of a large national healthcare account in the Specialty P&C segment including losses of $60.0 million associated with a tail policy and $9.2 million of amortization of a related PDR. For additional information, see Note 7 of the Notes to Consolidated Financial Statements included in ProAssurance's December 31, 2020 report on Form 10-K.
Estimating liability reserves is complex and requires the use of many assumptions. As time passes and ultimate losses for prior years are either known or become subject to a more precise estimation, ProAssurance increases or decreases the reserve estimates established in prior periods. The consolidated net favorable loss development recognized in the nine months ended September 30, 2021 primarily reflected a lower than anticipated claims severity trend (i.e., the average size of a claim) in the Specialty P&C segment, primarily related to the 2017 through 2020 accident years. The net favorable development recognized in the Specialty P&C segment also included $5.0 million related to the amortization of the purchase accounting fair value adjustment on NORCAL's assumed net reserve and amortization of the negative VOBA associated with NORCAL's DDR reserve which is recorded as a reduction to prior accident year net losses and loss adjustment expenses (see Note 2). ProAssurance did not recognize any development related to NORCAL's prior accident year reserves since the date of acquisition. Net favorable prior accident year reserve development recognized in the Specialty P&C segment also included a $1.0 million reduction in our IBNR reserve for COVID-19. The net favorable development also reflected overall favorable trends in claim closing patterns in the Workers' Compensation Insurance and Segregated Portfolio Cell Reinsurance segments. The net favorable loss development recognized in the Workers' Compensation Insurance segment is primarily related to the 2017 accident year and prior and, to a lesser extent, the 2019 accident year. The net favorable loss development recognized in the Segregated Portfolio Cell Reinsurance segment is primarily related to the 2019 accident year and prior and, to a lesser extent, the 2020 accident year. Consolidated net favorable loss development recognized in the nine months ended September 30, 2021 was partially offset by unfavorable reserve development recognized in the Lloyd's Syndicates segment driven by certain catastrophe related losses.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2021
The net favorable loss development recognized during the nine months ended September 30, 2020 primarily reflected a lower than anticipated claims severity trend (i.e., the average size of a claim) in the Specialty P&C segment, primarily related to the 2014 through 2018 accident years. The net favorable development also reflected overall favorable trends in claim closing patterns in the Segregated Portfolio Cell Reinsurance and Workers' Compensation Insurance segments. The net favorable loss development recognized in the Segregated Portfolio Cell Reinsurance segment primarily related to the 2016 through 2018 accident years and the net favorable loss development recognized in the Workers' Compensation Insurance segment primarily related to the 2013 through 2016 accident years and accident years prior to 2010.
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
9. Commitments and Contingencies
ProAssurance is involved in various legal actions related to insurance policies and claims handling including, but not limited to, claims asserted by policyholders. These types of legal actions arise in the Company's ordinary course of business and, in accordance with GAAP for insurance entities, are considered as a part of the Company's loss reserving process, which is described in detail under the heading "Losses and Loss Adjustment Expenses" in the Accounting Policies section in Note 1 of the Notes to Consolidated Financial Statements in ProAssurance's December 31, 2020 Form 10-K. ProAssurance also has other direct actions against the Company unrelated to its claims activity which are evaluated and accounted for as a part of other liabilities. For these corporate legal actions, the Company evaluates each case separately and establishes what it believes is an appropriate reserve based on GAAP guidance related to contingent liabilities. As of September 30, 2021, there were no material reserves established for corporate legal actions.
As a member of Lloyd's, ProAssurance has obligations to Syndicate 1729 and Syndicate 6131 including a Syndicate Credit Agreement and FAL requirements. The Syndicate Credit Agreement is an unconditional revolving credit agreement to the Premium Trust Fund of Syndicate 1729 for the purpose of providing working capital with maximum permitted borrowings of £30 million (approximately $40.4 million as of September 30, 2021). The Syndicate Credit Agreement has a maturity date of December 31, 2021 and contains an annual auto-renewal feature which allows for ProAssurance to elect to non-renew if notice is given at least 30 days prior to the next auto-renewal date, which is one year prior to the maturity date. Under the Syndicate Credit Agreement, advances bear interest at 3.8% annually and may be repaid at any time but are repayable upon demand after December 31, 2021, subject to extension through the auto-renewal feature. As of September 30, 2021, there were no outstanding borrowings under the Syndicate Credit Agreement. ProAssurance provides FAL to support underwriting by Syndicate 1729 and Syndicate 6131 and is comprised of investment securities and cash and cash equivalents deposited with Lloyd's with a total fair value of approximately $72.5 million at September 30, 2021 (see Note 4). During the second quarter of 2021, ProAssurance received a return of approximately $24.5 million of cash and cash equivalents from the Company's FAL balances given the reduction in the Company's participation in the results of Syndicate 1729, to 5% from 29%, and Syndicate 6131, to 50% from 100%, for the 2021 underwriting year.
ProAssurance has entered into financial instrument transactions that may present off-balance sheet credit risk or market risk. These transactions include a short-term loan commitment and commitments to provide funding to non-public investment entities. Under the short-term loan commitment, ProAssurance has agreed to advance funds on a 30 day basis to a counterparty provided there is no violation of any condition established in the contract. As of September 30, 2021, ProAssurance had total funding commitments related to non-public investment entities as well as the short-term loan commitment of approximately $221.6 million which included the amount at risk if the full short-term loan is extended and the counterparties default. However, the credit risk associated with the short-term loan commitment is minimal as the counterparties to the contract are highly rated commercial institutions and to-date have been performing in accordance with their contractual obligations. ProAssurance’s expected credit losses associated with this short-term loan commitment were nominal in amount as of September 30, 2021.
The purchase consideration in the NORCAL acquisition included contingent consideration. NORCAL policyholders who elected to receive NORCAL stock and tender it to ProAssurance are eligible for a share of contingent consideration in an amount of up to approximately $84 million depending upon the after-tax development of NORCAL's ultimate net losses

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2021
between December 31, 2020 and December 31, 2023. The estimated fair value of this contingent consideration was $24 million as of September 30, 2021, which did not change from June 30, 2021, and was derived utilizing a stochastic model. This estimate does not guarantee that contingent consideration will ultimately be paid. Depending on NORCAL's actual ultimate net loss development between December 31, 2020 and December 31, 2023, the actual amount due to eligible policyholders may be greater than or less than the $24 million current fair value estimate. See further discussion around the contingent consideration in Note 2 and Note 3.
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
The following table provides a summary of the components of net lease expense as well as the reporting location in the Condensed Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2021 and 2020.

(In thousands)	Location in the Condensed Consolidated Statements of Income and Comprehensive Income	Three Months Ended September 30		Nine Months Ended September 30
		2021	2020	2021	2020
Operating lease expense (1)	Operating expense	$1,425	$905	$3,577	$3,421
Sublease income (2)	Other income	(66)	(42)	(190)	(118)
Net lease expense		$1,359	$863	$3,387	$3,303
(1) Includes short-term lease costs and variable lease costs, if applicable. For the three and nine months ended September 30, 2021 and 2020, no short-term lease costs were recognized and variable lease costs were nominal in amount.
(2) Sublease income excludes rental income from owned properties of $0.6 million and $1.8 million during the three and nine months ended September 30, 2021, respectively, as compared to $0.7 million and $1.9 million during the same respective periods of 2020 which is included in other income. See “Item 2. Properties” in ProAssurance's December 31, 2020 report on Form 10-K for a listing of currently owned properties.
The following table provides supplemental lease information for operating leases on the Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020.

($ in thousands)	September 30, 2021	December 31, 2020
Operating lease ROU assets	$20,253	$19,013
Operating lease liabilities	$21,670	$20,116
Weighted-average remaining lease term	7.03 years	8.31 years
Weighted-average discount rate	2.84%	2.97%
The following table provides supplemental lease information for the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020.

	Nine Months Ended September 30
(In thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,145	$3,123

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2021
The following table is a schedule of remaining future minimum lease payments for operating leases that had an initial or remaining non-cancellable lease term in excess of one year as of September 30, 2021. Operating lease payments exclude $0.5 million of future minimum lease payments for one lease signed but not yet commenced as of September 30, 2021. This lease will commence in the fourth quarter of 2021 with a lease term of approximately ten years.

(In thousands)
2021	$1,630
2022	5,169
2023	3,820
2024	2,475
2025	1,969
Thereafter	8,876
Total future minimum lease payments	23,939
Less: Imputed interest	2,269
Total operating lease liabilities	$21,670

11. Debt
ProAssurance’s outstanding debt consisted of the following:

($ in thousands)	September 30, 2021	December 31, 2020
Senior Notes due 2023, unsecured, interest at 5.3% annually	$250,000	$250,000
Contribution Certificates due 2031, interest at 3.0% (effective interest rate at 4.35%) annually beginning April 2022	175,766	—
Mortgage Loans, outstanding borrowings were secured by first priority liens on two office buildings, and bore an interest rate of three-month LIBOR plus 1.325% (1.58% at December 31, 2020) determined quarterly	—	36,113
Total principal	425,766	286,113
Less unamortized debt issuance costs	1,008	1,400
Debt less unamortized debt issuance costs	$424,758	$284,713
Revolving Credit Agreement
ProAssurance has a Revolving Credit Agreement, which expires November 2024, that may be used for general corporate purposes, including, but not limited to, short-term working capital, share repurchases as authorized by the Board and support for other activities. ProAssurance's Revolving Credit Agreement permits borrowings up to $250 million, and has available a $50 million accordion feature which, if successfully subscribed, would expand the permitted borrowings to a maximum of $300 million. In August 2021, ProAssurance repaid the balance outstanding on the Revolving Credit Agreement of $15 million. As of September 30, 2021 and December 31, 2020, there were no outstanding borrowings on the Revolving Credit Agreement.
Contribution Certificates
On May 5, 2021, NORCAL Insurance Company, successor to NORCAL Mutual Insurance Company, issued Contribution Certificates, which are due in 2031, to certain NORCAL policyholders in the conversion. The Contribution Certificates have a principal amount of $191 million and were recorded at their fair value of $175 million at the date of acquisition. The difference of $16 million between the recorded acquisition date fair value and the principal balance of the Contribution Certificates will be accreted utilizing the effective interest method over the term of the certificates of ten years as an increase to interest expense. In addition, interest payments are subject to deferral if ProAssurance does not receive permission from the California Department of Insurance prior to payment. See Note 2 for additional information on the Contribution Certificates assumed in the NORCAL acquisition.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2021
Mortgage Loans
During 2017, two of ProAssurance's subsidiaries, ProAssurance Indemnity Company, Inc. and ProAssurance Insurance Company of America, each entered into ten-year mortgage loans (Mortgage Loans) with principal amounts of $17.9 million and $22.6 million, respectively, with one lender in connection with the recapitalization of two office buildings. In June 2021, ProAssurance repaid the balance outstanding on the ProAssurance Indemnity Company, Inc. Mortgage Loan of $15.6 million. In July 2021, ProAssurance repaid the balance outstanding on the ProAssurance Insurance Company of America Mortgage Loan of $19.7 million. Interest expense on the Mortgage Loans during the three and nine months ended September 30, 2021 included the write-off of the unamortized debt issuance costs which were nominal in amount.
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
12. Shareholders’ Equity
At September 30, 2021 and December 31, 2020, ProAssurance had 100 million shares of authorized common stock and 50 million shares of authorized preferred stock. The Board has the authority to determine provisions for the issuance of preferred shares, including the number of shares to be issued, the designations, powers, preferences and rights, and the qualifications, limitations or restrictions of such shares.
ProAssurance declared cash dividends of $0.05 per share during each of the first three quarters of 2021, $0.31 per share during the first quarter of 2020 and $0.05 per share during each of the second and third quarters of 2020. Dividends declared during the 2021 and 2020 nine-month periods totaled $8.1 million and $22.1 million, respectively. Any decision to pay future cash dividends is subject to the Board’s final determination after a comprehensive review of financial performance, future expectations and other factors deemed relevant by the Board. See Note 12 of the Notes to Consolidated Financial Statements in ProAssurance's December 31, 2020 report on Form 10-K for additional information.
At September 30, 2021, Board authorizations for the repurchase of common shares or the retirement of outstanding debt of $110 million remained available for use. ProAssurance did not repurchase any common shares during the nine months ended September 30, 2021 or 2020.
Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)
The following tables provide a detailed breakout of the components of AOCI and the amounts reclassified from AOCI to net income (loss). The tax effects of all amounts in the tables below, except for an immaterial amount of unrealized gains and losses on available-for-sale securities held at the Company's U.K. subsidiary, were computed using the enacted U.S. federal corporate tax rate of 21%. OCI included a deferred tax benefit of $3.2 million and $8.3 million for the three and nine months ended September 30, 2021, respectively, as compared to a deferred tax expense of $1.9 million and $7.7 million for the same respective periods of 2020.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2021
The changes in the balance of each component of AOCI for the three and nine months ended September 30, 2021 and 2020 were as follows:

(In thousands)	Unrealized Investment Gains (Losses)	Non-credit Impairments	Unrecognized Change in Defined Benefit Plan Liabilities*	Accumulated Other Comprehensive Income (Loss)
Balance, July 1, 2021	$53,168	$—	$(96)	$53,072
OCI, before reclassifications, net of tax	(10,158)	—	—	(10,158)
Amounts reclassified from AOCI, net of tax	(1,503)	—	96	(1,407)
Net OCI, current period	(11,661)	—	96	(11,565)
Balance, September 30, 2021	$41,507	$—	$—	$41,507

(In thousands)	Unrealized Investment Gains (Losses)	Non-credit Impairments	Unrecognized Change in Defined Benefit Plan Liabilities*	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2020	$75,388	$(57)	$(104)	$75,227
OCI, before reclassifications, net of tax	(24,655)	—	8	(24,647)
Amounts reclassified from AOCI, net of tax	(9,226)	57	96	(9,073)
Net OCI, current period	(33,881)	57	104	(33,720)
Balance, September 30, 2021	$41,507	$—	$—	$41,507

(In thousands)	Unrealized Investment Gains (Losses)	Non-credit Impairments	Unrecognized Change in Defined Benefit Plan Liabilities*	Accumulated Other Comprehensive Income (Loss)
Balance, July 1, 2020	$61,912	$(704)	$(78)	$61,130
OCI, before reclassifications, net of tax	9,505	—	(22)	9,483
Amounts reclassified from AOCI, net of tax	(2,975)	647	—	(2,328)
Net OCI, current period	6,530	647	(22)	7,155
Balance, September 30, 2020	$68,442	$(57)	$(100)	$68,285

(In thousands)	Unrealized Investment Gains (Losses)	Non-credit Impairments	Unrecognized Change in Defined Benefit Plan Liabilities*	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2019	$37,333	$(300)	$(78)	$36,955
OCI, before reclassifications, net of tax	37,199	(187)	(22)	36,990
Amounts reclassified from AOCI, net of tax	(6,090)	430	—	(5,660)
Net OCI, current period	31,109	243	(22)	31,330
Balance, September 30, 2020	$68,442	$(57)	$(100)	$68,285
* The Company terminated Eastern's defined benefit plan, effective September 30, 2021, resulting in a settlement of the liabilities under the plan and the net loss previously reflected in AOCI being recognized in earnings for the three and nine months ended September 30, 2021. As a result of the NORCAL acquisition, the Company sponsors another frozen defined benefit plan (see Note 16). Due to the application of GAAP purchase accounting (see Note 2), there were no amounts recorded in AOCI related to this plan as of September 30, 2021 as the plan assets and benefit obligation are not remeasured on a quarterly basis.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2021
13. Variable Interest Entities
ProAssurance holds passive interests in a number of entities that are considered to be VIEs under GAAP guidance. ProAssurance's VIE interests principally consist of interests in LPs/LLCs formed for the purpose of achieving diversified equity and debt returns. ProAssurance's VIE interests, carried as a part of investment in unconsolidated subsidiaries, totaled $284.7 million at September 30, 2021 and $282.2 million at December 31, 2020. ProAssurance does not have power over the activities that most significantly impact the economic performance of these VIEs and thus is not the primary beneficiary. Investments in entities where ProAssurance holds a greater than minor interest but does not hold a controlling interest are accounted for using the equity method. Therefore, ProAssurance has not consolidated these VIEs. ProAssurance’s involvement with each of these VIEs is limited to its direct ownership interest in the VIE. Except for the funding commitments disclosed in Note 9, ProAssurance has no arrangements with any of these VIEs to provide other financial support to or on behalf of the VIE. At September 30, 2021, ProAssurance’s maximum loss exposure relative to these investments was limited to the carrying value of ProAssurance’s investment in the VIE.
As a result of the Company's acquisition of NORCAL (see Note 2), ProAssurance is the primary beneficiary of PPM RRG. While there is no direct ownership of PPM RRG by ProAssurance, it manages the business operations of PPM RRG through its management services agreement and has effective control of the PPM RRG's Board of Directors through an irrevocable voting proxy. The management services agreement allows ProAssurance to provide management and oversight services to the RRG, which includes the ability to make business decisions impacting the operations of PPM RRG. PPM RRG has a $5 million surplus note to NORCAL which is its only source of capital. ProAssurance has consolidated the account balances and transactions of PPM RRG beginning on the NORCAL acquisition date of May 5, 2021. At September 30, 2021, approximately $145 million of ProAssurance's assets and $145 million of its liabilities included on the Condensed Consolidated Balance Sheet were related to PPM RRG.
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

(In thousands, except per share data)	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
Weighted average number of common shares outstanding, basic	53,982	53,889	53,955	53,854
Dilutive effect of securities:
Restricted Share Units	92	29	84	41
Performance Share Units	4	—	3	1
Weighted average number of common shares outstanding, diluted	54,078	53,918	54,042	53,896
Effect of dilutive shares on earnings (loss) per share	$—	$—	$(0.01)	$—
The diluted weighted average number of common shares outstanding for the three and nine months ended September 30, 2021 excludes approximately 37,000 and 25,000, respectively, of common share equivalents issuable under the Company's stock compensation plans, as compared to approximately 177,000 and 119,000 during the same respective periods of 2020, as their effect would have been antidilutive.
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
September 30, 2021
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
September 30, 2021
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
Financial results by segment were as follows:

	Three Months Ended September 30, 2021
(In thousands)	Specialty P&C	Workers' Compensation Insurance	Segregated Portfolio Cell Reinsurance	Lloyd's Syndicates	Corporate	Inter-segment Eliminations	Consolidated
Net premiums earned	$203,716	$42,235	$15,344	$10,953	$—	$—	$272,248
Net investment income	—	—	193	431	18,654	—	19,278
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	—	15,244	—	15,244
Net realized gains (losses)	—	—	204	35	291	—	530
Other income (loss)(1)	860	437	—	283	1,542	(722)	2,400
Net losses and loss adjustment expenses	(176,490)	(31,364)	(8,693)	(6,846)	—	—	(223,393)
Underwriting, policy acquisition and operating expenses(1)	(36,147)	(13,521)	(4,758)	(3,909)	(6,872)	722	(64,485)
SPC U.S. federal income taxes(2)	—	—	(431)	—	—	—	(431)
SPC dividend (expense) income	—	—	(1,320)	—	—	—	(1,320)
Interest expense	—	—	—	—	(5,814)	—	(5,814)
Income tax benefit (expense)	—	—	—	—	(219)	—	(219)
Segment results	$(8,061)	$(2,213)	$539	$947	$22,826	$—	14,038

Reconciliation of segments to consolidated results:
Transaction-related costs, net(3)							(1,838)
Net income (loss)							$12,200
Significant non-cash items:
Depreciation and amortization, net of accretion	$1,956	$903	$397	$17	$6,973	$—	$10,246

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2021

	Nine Months Ended September 30, 2021
(In thousands)	Specialty P&C	Workers' Compensation Insurance	Segregated Portfolio Cell Reinsurance	Lloyd's Syndicates	Corporate	Inter-segment Eliminations	Consolidated
Net premiums earned	$487,963	$122,872	$47,500	$40,263	$—	$—	$698,598
Net investment income	—	—	620	1,677	49,416	—	51,713
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	—	33,959	—	33,959
Net realized gains (losses)	—	—	2,772	9	17,431	—	20,212
Other income (expense)(1)	2,800	1,730	2	864	3,786	(2,320)	6,862
Net losses and loss adjustment expenses	(417,890)	(85,323)	(26,560)	(25,257)	—	—	(555,030)
Underwriting, policy acquisition and operating expenses(1)	(91,369)	(38,519)	(15,078)	(15,219)	(19,050)	2,320	(176,915)
SPC U.S. federal income tax expense(2)	—	—	(1,291)	—	—	—	(1,291)
SPC dividend (expense) income	—	—	(5,926)	—	—	—	(5,926)
Interest expense	—	—	—	—	(14,203)	—	(14,203)
Income tax benefit (expense)	—	—	—	—	(1,369)	—	(1,369)
Segment results	$(18,496)	$760	$2,039	$2,337	$69,970	$—	56,610

Reconciliation of segments to consolidated results:
Gain on bargain purchase							74,408
Transaction-related costs, net(3)							(19,034)
Net income (loss)							$111,984
Significant non-cash items:
Gain on bargain purchase							$74,408
Depreciation and amortization, net of accretion	$7,261	$2,709	$1,074	$49	$15,473	$—	$26,566

	Three Months Ended September 30, 2020
(In thousands)	Specialty P&C	Workers' Compensation Insurance	Segregated Portfolio Cell Reinsurance	Lloyd's Syndicates	Corporate	Inter-segment Eliminations	Consolidated
Net premiums earned	$117,849	$42,516	$16,052	$18,142	$—	$—	$194,559
Net investment income	—	—	273	951	15,700	—	16,924
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	—	4,853	—	4,853
Net realized gains (losses)	—	—	1,495	489	6,854	—	8,838
Other income (expense)(1)	726	441	12	411	775	(642)	1,723
Net losses and loss adjustment expenses	(102,951)	(26,455)	(6,858)	(9,317)	—	—	(145,581)
Underwriting, policy acquisition and operating expenses(1)	(28,074)	(14,983)	(5,036)	(6,938)	(5,044)	642	(59,433)
SPC U.S. federal income tax expense(2)	—	—	(871)	—	—	—	(871)
SPC dividend (expense) income	—	—	(3,854)	—	—	—	(3,854)
Interest expense	—	—	—	—	(3,881)	—	(3,881)
Income tax benefit (expense)	—	—	—	—	(2,141)	—	(2,141)
Segment results	$(12,450)	$1,519	$1,213	$3,738	$17,116	$—	11,136

Reconciliation of segments to consolidated results:
Goodwill impairment							(161,115)
Net income (loss)							$(149,979)
Significant non-cash items:
Goodwill impairment							$161,115
Depreciation and amortization, net of accretion	$2,669	$923	$210	$3	$2,540	$—	$6,345

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2021

	Nine Months Ended September 30, 2020
(In thousands)	Specialty P&C	Workers' Compensation Insurance	Segregated Portfolio Cell Reinsurance	Lloyd's Syndicates	Corporate	Inter-segment Eliminations	Consolidated
Net premiums earned	$365,305	$129,437	$49,780	$61,186	$—	$—	$605,708
Net investment income	—	—	832	3,236	51,809	—	55,877
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	—	(22,065)	—	(22,065)
Net realized gains (losses)	—	—	894	1,100	(1,844)	—	150
Other income (expense)(1)	3,515	1,717	203	219	1,813	(1,799)	5,668
Net losses and loss adjustment expenses	(373,442)	(84,648)	(23,890)	(39,432)	—	—	(521,412)
Underwriting, policy acquisition and operating expenses(1)	(82,894)	(42,604)	(15,474)	(23,373)	(17,632)	1,799	(180,178)
SPC U.S. federal income tax expense(2)	—	—	(1,573)	—	—	—	(1,573)
SPC dividend (expense) income	—	—	(7,988)	—	—	—	(7,988)
Interest expense	—	—	—	—	(11,725)	—	(11,725)
Income tax benefit (expense)	—	—	—	29	48,592	—	48,621
Segment results	$(87,516)	$3,902	$2,784	$2,965	$48,948	$—	(28,917)

Reconciliation of segments to consolidated results:
Goodwill impairment							(161,115)
Net income (loss)							$(190,032)
Significant non-cash items:
Goodwill impairment							$161,115
Depreciation and amortization, net of accretion	$5,930	$2,771	$371	$26	$7,070	$—	$16,168
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

(3) Represents the transaction-related costs, after-tax, associated with the acquisition of NORCAL. Pre-tax transaction-related costs of $2.3 million and $23.5 million were included as a component of consolidated operating expense and the associated income tax benefit of $0.5 million and $4.5 million were included as a component of consolidated income tax benefit (expense) on the Condensed Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2021, respectively.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2021
The following table provides detailed information regarding ProAssurance's gross premiums earned by product as well as a reconciliation to net premiums earned. All gross premiums earned are from external customers except as noted. ProAssurance's insured risks are primarily within the U.S.

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2021	2020	2021	2020
Specialty P&C Segment
Gross premiums earned:
HCPL	$184,893	$101,785	$432,722	$317,088
Small Business Unit	26,958	26,372	78,789	77,937
Medical Technology Liability	9,933	8,749	28,484	25,918
Other	172	138	494	671
Ceded premiums earned	(18,240)	(19,195)	(52,526)	(56,309)
Segment net premiums earned	203,716	117,849	487,963	365,305

Workers' Compensation Insurance Segment
Gross premiums earned:
Traditional business	45,331	45,620	130,767	138,628
Alternative market business	16,633	17,187	50,539	53,221
Ceded premiums earned	(19,729)	(20,291)	(58,434)	(62,412)
Segment net premiums earned	42,235	42,516	122,872	129,437

Segregated Portfolio Cell Reinsurance Segment
Gross premiums earned:
Workers' compensation(1)	15,846	16,476	48,215	51,178
HCPL(2)	1,649	1,699	5,675	5,099
Ceded premiums earned	(2,151)	(2,123)	(6,390)	(6,497)
Segment net premiums earned	15,344	16,052	47,500	49,780

Lloyd's Syndicates Segment
Gross premiums earned:
Property and casualty	13,262	22,777	50,282	77,309
Ceded premiums earned	(2,309)	(4,635)	(10,019)	(16,123)
Segment net premiums earned	10,953	18,142	40,263	61,186

Consolidated net premiums earned	$272,248	$194,559	$698,598	$605,708
(1) Premium for all periods is assumed from the Workers' Compensation Insurance segment.
(2) Premium for all periods is assumed from the Specialty P&C segment.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2021
16. Benefit Plans
ProAssurance assumed a defined benefit pension plan on May 5, 2021 as a result of its acquisition of NORCAL (see Note 2 for additional information), which covers substantially all NORCAL employees (except those that were previous employees of Medicus Insurance Company and FD Insurance Company, employees of PPM RRG as well as new hires after December 31, 2013). Benefits are based on years of service and the employee’s average of the highest five years of annual compensation. Annual contributions to the defined benefit pension plan are not less than the minimum funding standards outlined in the Employee Retirement Income Security Act of 1974, as amended. ProAssurance makes contributions to the defined benefit pension plan with the goal of ensuring that it is adequately funded to meet its future obligations. ProAssurance did not make any contributions to the pension plan during the period from May 5, 2021 to September 30, 2021 and does not anticipate making any contributions for the remainder of 2021. The defined benefit pension plan no longer has future service accruals or compensation increases because this plan was frozen effective December 31, 2015.
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
The components of the net periodic benefit cost (credit) for the three and nine months ended September 30, 2021 were as follows:

($ in thousands)	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Components of net periodic benefit cost (credit):
Interest cost	$779	1,253
Expected return on Plan assets	(896)	(1,538)
Total net periodic benefit cost (credit)*	$(117)	$(285)
*Net periodic benefit cost (credit) is included as a component of operating expense on the Condensed Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2021.

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
As of September 30, 2021, our reserve is comprised almost entirely of long-tail exposures. The estimation of long-tailed losses is inherently difficult and is subject to significant judgment on the part of management. Due to the nature of our claims, our loss costs, even for claims with similar characteristics, can vary significantly depending upon many factors, including but not limited to the specific characteristics of the claim and the manner in which the claim is resolved. Long-tailed insurance is characterized by the extended period of time typically required both to assess the viability of a claim and potential damages, if any, and to reach a resolution of the claim. The claims resolution process may extend to more than five years. The combination of continually changing conditions and the extended time required for claim resolution results in a loss cost estimation process that requires actuarial skill and the application of significant judgment, and such estimates require periodic modification.
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
We observed a reduction in claims frequency in 2020 that has continued into 2021, some of which is likely associated with the COVID-19 pandemic. Given the consistent and prolonged nature of these favorable trends we began to recognize some of these favorable frequency trends in our HCPL current accident year reserve during the third quarter of 2021. We continue to remain cautious in recognizing these favorable trends due to the long-tailed nature of our HCPL claims as well as the uncertainty surrounding the length and severity of the pandemic. See further discussion in our Segment Results - Specialty Property & Casualty section that follows under the heading "Losses and Loss Adjustment Expenses."
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
As in our Specialty P&C segment, we observed a reduction in claims frequency in 2020. Claims frequency in 2021 continues to be below pre-pandemic levels in our Workers' Compensation Insurance segment, some of which is likely associated with the COVID-19 pandemic. While claims frequency is down, we have experienced an increase in 2021 accident year reported losses through September 30, 2021, including increased severity-related claim activity, which we primarily attribute to the current pandemic conditions and the impact of workers returning to full employment with the easing of pandemic-related restrictions in our operating territories, including the impact of labor shortages on the existing workforce. As a result of the increase in reported losses, we adjusted our current accident year loss ratio for the nine months ended September 30, 2021, during the third quarter of 2021. Our COVID-19 claim activity has trended downward through the first three quarters of 2021; however, the impact of legislative and regulatory bodies in certain states changing or attempting to broaden compensability requirements for COVID-19 claims could, if successful, have an adverse impact on the frequency and severity related to COVID-19 claims. See further discussion in the "Insurance Regulatory Matters" section in Part 1, Item 1 of our December 31, 2020 report on Form 10-K. Furthermore, as it relates to both our Workers' Compensation Insurance and Segregated Portfolio Cell Reinsurance segments, the current economic conditions resulting from the COVID-19 pandemic have introduced significant risk of a prolonged recession, which could have an adverse impact on our return to wellness efforts and the ability of injured workers to return to work, resulting in a potential reduction in favorable claim trends in future periods.
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
Development of Prior Accident Years
In addition to setting the initial reserve for the current accident year, we reassess the amount of reserve required for prior accident years each period.
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
More recently, another factor affecting our analysis of our HCPL reserves and the related development recognized is the reduction in claims frequency in 2020, some of which is likely associated with the COVID-19 pandemic, as previously discussed. In 2020, we established a $10 million IBNR reserve related to COVID-19. While we continue to remain cautious in recognizing these favorable frequency trends in our prior accident year reserve due to the long-tailed nature of our HCPL claims as well as the uncertainty surrounding the length and severity of the pandemic, we recognized net favorable prior accident year reserve development of $1 million associated with our COVID-19 IBNR reserve during the third quarter of 2021. At September 30, 2021, we maintain a $9 million IBNR reserve related to COVID-19 which represents our best estimate of future COVID-19 related losses not already captured by our claims process based on currently available information and reported incidents.
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

Investment Valuations
We record the majority of our investments at fair value as shown in the table below. At September 30, 2021, the distribution of our investments based on GAAP fair value hierarchies (levels) was as follows:

	Distribution by GAAP Fair Value Hierarchy
	Level 1	Level 2	Level 3	Not Categorized	Total Investments
Investments recorded at:
Fair value	7%	84%	1%	5%	97%
Other valuations					3%
Total Investments					100%
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
Nonrecurring Fair Value Measurements
We measure the fair value of certain assets on a nonrecurring basis when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. These assets include investments carried principally at cost, investments in tax credit partnerships, fixed assets, goodwill and other intangible assets. These assets would also include any equity method investments that do not provide a NAV. During the third quarter of 2020, we recognized a nonrecurring fair value measurement related to the goodwill in our Specialty P&C reporting unit with a carrying value of $161.1 million prior to the fair value measurement. This nonrecurring fair value measurement resulted in the goodwill being written down to its implied fair value of zero resulting in an impairment of the goodwill of $161.1 million (see following discussion under the heading "Goodwill / Intangibles" and Note 7 of the Notes to Condensed Consolidated Financial Statements). The inputs used in the fair value measurement were non-observable and, as such, were categorized as a Level 3 valuation. We did not have any other assets or liabilities that were measured at fair value on a nonrecurring basis at September 30, 2021 or December 31, 2020.
Investments - Other Valuation Methodologies
Certain of our investments, in accordance with GAAP for the type of investment, are measured using methodologies other than fair value. At September 30, 2021, these investments represented approximately 3% of total investments, and are detailed in the following table. Additional information about these investments is provided in Note 3 and Note 4 of the Notes to Condensed Consolidated Financial Statements.

(In millions)	Carrying Value	GAAP Measurement Method
Other investments:
Other, principally FHLB capital stock	$3.2	Principally Cost
Investment in unconsolidated subsidiaries:
Investments in tax credit partnerships	16.0	Equity
Equity method investments, primarily LPs/LLCs	50.2	Equity
	66.2
BOLI	80.8	Cash surrender value
Total investments - Other valuation methodologies	$150.2
Impairments
We evaluate our available-for-sale investment securities, which at September 30, 2021 and December 31, 2020 consisted entirely of fixed maturity securities, on at least a quarterly basis for the purpose of determining whether declines in fair value below recorded cost basis represent an impairment loss. We consider a credit-related impairment loss to have occurred:
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
Pension
As a result of our NORCAL acquisition, we sponsor a frozen defined benefit pension plan which covers substantially all NORCAL employees (except those that were previous employees of Medicus Insurance Company and FD Insurance Company, employees of PPM RRG as well as new hires after December 31, 2013). Accounting for pension benefits requires the use of assumptions for the valuation of the PBO and the expected performance of the plan assets.
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
Accounting standards provide for the delayed recognition of differences between actual results and expected or estimated results. This delayed recognition of the differences is amortized into earnings over time. The differences between actual results and expected or estimated results are recognized in full in AOCI. Amounts recognized in AOCI are reclassified to earnings in a systematic manner over the average future service period of participants. Due to the acquisition of NORCAL and the application of GAAP purchase accounting, there were no amounts recorded in AOCI as of September 30, 2021 as the plan assets and benefit obligation are not remeasured on a quarterly basis.

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
As part of our evaluation of the recoverability of DPAC, we also evaluate our unearned premiums for premium deficiencies. A premium deficiency is recognized if the sum of anticipated losses and loss adjustment expenses, unamortized DPAC and maintenance costs, net of anticipated investment income, exceeds the related unearned premium. If a premium deficiency is identified, the associated DPAC is written off, and a PDR is recorded for the excess deficiency as a component of net losses and loss adjustment expenses in our Condensed Consolidated Statements of Income and Comprehensive Income and as a component of the reserve for losses and loss adjustment expenses on our Condensed Consolidated Balance Sheets. During the three and nine months ended September 30, 2021 and 2020, we did not determine any DPAC to be unrecoverable.
Estimation of Taxes / Tax Credits
For interim periods, we generally utilize the estimated annual effective tax rate method under which we determine our provision (benefit) for income taxes based on the current estimate of our annual effective tax rate. For the nine months ended September 30, 2021, we utilized the discrete effective tax rate method for recording income taxes after the estimated annual effective tax rate method produced an unreliable estimated annual effective tax rate. The discrete method is applied when the application of the estimated annual effective tax rate method is impractical and does not provide a reliable estimate of the annual effective tax rate. We believe the use of the discrete effective tax rate method is more appropriate than the annual effective tax rate method for the nine months ended September 30, 2021 as minor changes in our estimated ordinary income would have a significant effect on the estimated annual effective tax rate and would result in sizable variations in the customary relationship between income tax expense (benefit) and pre-tax accounting income (loss). For the nine months ended September 30, 2020, we utilized the estimated annual effective tax rate method. Under the estimated annual effective tax rate method, items which are unusual, infrequent, or that cannot be reliably estimated are considered in the effective tax rate in the period in which the item is included in income, and are referred to as discrete items. In calculating our year-to-date income tax expense (benefit), we include the estimated benefit of tax credits for the year-to-date period based on the most recently available information provided by the tax credit partnerships; the actual amounts of credits provided by the tax credit partnerships may prove to be different than our estimates. The effect of such a difference is recognized in the period identified.
Deferred Taxes
Deferred federal income taxes arise from the recognition of temporary differences between the basis of assets and liabilities determined for financial reporting purposes and the basis determined for income tax purposes. Our temporary differences principally relate to our loss reserves, unearned and advanced premiums, DPAC, NOL and tax credit carryforwards, compensation related items, unrealized investment gains (losses) and basis differences on fixed assets, intangible assets and operating leases. Deferred tax assets and liabilities are measured using the enacted tax rates expected to be in effect when such benefits are realized. We review our deferred tax assets quarterly for impairment. If we determine that it is more likely than not that some or all of a deferred tax asset will not be realized, a valuation allowance is recorded to reduce the carrying value of the asset. In assessing the need for a valuation allowance, management is required to make certain judgments and assumptions about our future operations based on historical experience and information as of the measurement period regarding reversal of existing temporary differences, carryback capacity, future taxable income of the appropriate character (including its capital and operating characteristics) and tax planning strategies.
A valuation allowance was established in a prior year against the deferred tax asset related to the NOL carryforwards for the U.K. operations. In addition, a valuation allowance was established in 2020 against a portion of the deferred tax asset related to the U.S. state NOL carryforwards. Management concluded that it was more likely than not that these deferred tax assets will not be realized. We also established a valuation allowance in a prior year against the deferred tax assets of certain SPCs at our wholly owned Cayman Islands reinsurance subsidiary, Inova Re. Due to the limited operations of these SPCs, management concluded that a valuation allowance was required. As of September 30, 2021, management concluded that a valuation allowance was still required against the deferred tax assets related to the NOL carryforwards for the U.K. operations, against the deferred tax assets related to the U.S. state NOL carryforwards and against the deferred tax assets of certain SPCs at Inova Re. See further discussion in Note 5 of the Notes to Consolidated Financial Statements in our December 31, 2020 report on Form 10-K.

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
American Rescue Plan Act of 2021
In response to economic concerns associated with COVID-19, the American Rescue Plan Act of 2021 was signed into law on March 11, 2021 and includes an expansion of the number of employees covered by the limitation on the deductibility of compensation in excess of $1 million. This provision is effective for tax years beginning after December 31, 2026. We have evaluated this provision as well as the other provisions of the American Rescue Plan Act of 2021 and concluded that they will not have a material impact on our financial position or results of operations as of September 30, 2021. See further discussion in Note 6 of the Notes to Condensed Consolidated Financial Statements.
Unrecognized Tax Benefits
We evaluate tax positions taken on tax returns and recognize positions in our financial statements when it is more likely than not that we will sustain the position upon resolution with a taxing authority. If recognized, the benefit is measured as the largest amount of benefit that has a greater than 50% probability of being realized. We review uncertain tax positions each quarter, considering changes in facts and circumstances, such as changes in tax law, interactions with taxing authorities and developments in case law, and make adjustments as we consider necessary. Adjustments to our unrecognized tax benefits may affect our income tax expense, and settlement of uncertain tax positions may require the use of cash. Other than differences related to timing, no significant adjustments were considered necessary during the three and nine months ended September 30, 2021 or 2020. At September 30, 2021, our liability for unrecognized tax benefits approximated $5.2 million.
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
Interim Impairment Assessments
During the third quarter of 2020, we performed interim impairment assessments of the goodwill and definite and indefinite lived intangible assets in our Specialty P&C, Workers' Compensation Insurance and Segregated Portfolio Cell Reinsurance reporting units due to the significant market volatility impacting our actual and projected results along with a decline in our stock price. The goodwill analysis indicated an impairment of the goodwill associated with our Specialty P&C reporting unit and accordingly we recorded a $161.1 million charge to goodwill (see further discussion in Note 7 of the Notes to Condensed Consolidated Financial Statements). The analysis of our definite and indefinite lived intangible assets indicated no impairment at September 30, 2020.
There were no triggering events as of September 30, 2021 that would suggest an updated impairment test would be needed for our goodwill and intangible assets.
Annual Impairment Assessments
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

Acquired Intangibles
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
Contingent Consideration
Contingent consideration in a business combination is recorded at fair value on the date of the acquisition and remeasured each subsequent reporting period with changes in fair value recognized in earnings. The purchase consideration in the NORCAL acquisition included contingent consideration with an acquisition date fair value of approximately $24 million. NORCAL policyholders who tendered NORCAL stock to ProAssurance are eligible for a share of contingent consideration in an amount of up to approximately $84 million depending upon the after-tax development of NORCAL's ultimate net losses between December 31, 2020 and December 31, 2023. The estimated fair value of this contingent consideration was $24 million as of September 30, 2021, which did not change from June 30, 2021, and was derived utilizing a stochastic model. This estimate does not guarantee that contingent consideration will ultimately be paid. Depending on NORCAL's actual ultimate net loss development between December 31, 2020 and December 31, 2023, the actual amount due to eligible policyholders may be greater than or less than the $24 million current fair value estimate. See further discussion around the contingent consideration in Note 2 and Note 9 of the Notes to Condensed Consolidated Financial Statements.
VOBA
VOBA is an intangible asset (or liability) that reflects the estimated fair value of in-force contracts acquired in an acquisition and represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the business in-force at the acquisition date. VOBA is based on actuarially determined projections, and in instances where the in-force business is expected to generate an underwriting loss, the value of VOBA may be negative. Negative VOBA is reported in the reserve for losses and loss adjustment expenses on the Condensed Consolidated Balance Sheets.
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
Gain on Bargain Purchase
As a result of the NORCAL acquisition, we recognized a gain on bargain purchase of $74.4 million during the second quarter of 2021 representing the excess of the fair value of the identifiable assets acquired and liabilities assumed over the purchase consideration. A gain on bargain purchase is recognized in earnings and is considered unusual, infrequent and non-recurring in nature. We exclude gains on bargain purchases from Non-GAAP operating income (loss) as they do not reflect normal operating results. See further discussion around the gain on bargain purchase recognized in the second quarter of 2021 from the NORCAL acquisition in Note 2 of the Notes to Condensed Consolidated Financial Statements.

Accounting Changes
We did not have any change in accounting estimates or policy that had a material effect on our results of operations or financial position during the nine months ended September 30, 2021. We are not aware of any accounting changes not yet adopted as of September 30, 2021 that could have a material impact on our results of operations, financial position or cash flows.
Liquidity and Capital Resources and Financial Condition
Overview
ProAssurance Corporation is a holding company and is a legal entity separate and distinct from its subsidiaries. As a holding company, our principal source of external revenue is our investment revenues. In addition, dividends from our operating subsidiaries represent another source of funds for our obligations, including debt service and shareholder dividends. We also charge our operating subsidiaries within our Specialty P&C (excluding the acquired operating subsidiaries of NORCAL) and Workers' Compensation Insurance segments a management fee based on the extent to which services are provided to the subsidiary and the amount of gross premium written by the subsidiary. At September 30, 2021, we held cash and liquid investments of approximately $57 million outside our insurance subsidiaries that were available for use without regulatory approval or other restriction. We also have $250 million in permitted borrowings available under our Revolving Credit Agreement as well as the possibility of a $50 million accordion feature, if successfully subscribed. As of November 3, 2021, no borrowings were outstanding under our Revolving Credit Agreement.
To date, during 2021, our operating subsidiaries have paid dividends to us of approximately $51 million. In the aggregate, our insurance subsidiaries, excluding NORCAL, are permitted to pay dividends of approximately $56 million over the remainder of 2021 without prior approval of state insurance regulators. However, the payment of any dividend requires prior notice to the insurance regulator in the state of domicile, and the regulator may reduce or prevent the dividend if, in its judgment, payment of the dividend would have an adverse effect on the surplus of the insurance subsidiary. We make the decision to pay dividends from an insurance subsidiary based on the capital needs of that subsidiary and may pay less than the permitted dividend or may also request permission to pay an additional amount (an extraordinary dividend).

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
Excess of Loss Reinsurance Agreements
We generally reinsure risks under treaties (our excess of loss reinsurance agreements) pursuant to which the reinsurers agree to assume all or a portion of all risks that we insure above our individual risk retention levels, up to the maximum individual limits offered. Generally, these agreements are negotiated and renewed annually. Our HCPL and Medical Technology Liability treaties renew annually on October 1. As of October 1, 2021, our HCPL treaty renewed with a reduction to the gross rate paid under the renewed treaty and also incorporates NORCAL policies. For the NORCAL excess of loss reinsurance arrangement in effect prior to October 1, 2021, NORCAL policies were reinsured under separate reinsurance agreements, primarily excess of loss, which have historically renewed annually on January 1. For the NORCAL excess of loss reinsurance arrangement that renewed on January 1, 2021, retention is generally the first $2 million in risk and coverages in excess of this amount are ceded up to $24 million. There were no significant changes in the cost or structure of our Medical Technology Liability treaty upon the latest renewal on October 1, 2021. Our Workers' Compensation treaty renews annually on May 1. Our traditional workers' compensation treaty renewed May 1, 2021 at a higher rate than the previous agreement, with an increase in the AAD to 3.50% from 3.16% of ceded earned premium, in excess of the $0.5 million retention per loss occurrence; all other material treaty terms were consistent with the expiring agreement. The significant coverages provided by our current excess of loss reinsurance agreements are detailed in the following table.

Excess of Loss Reinsurance Agreements

Healthcare Professional Liability	Medical Technology & Life Sciences Products	Workers' Compensation - Traditional
(1) Effective October 1, 2020, one prepaid limit reinstatement of $21M and a second limit reinstatement of up to $21M for the second layer, subject to reinstatement premium, which attaches after the first reinstatement has been completely exhausted. All limit reinstatements thereafter require no additional premium. Effective October 1, 2021, limits can be reinstated a maximum of four times.
(2) Prior to October 1, 2020, retention was $1M.
(3) Historically, retention has ranged from 2.5% to 32.5%.
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

Cash Flows
Cash flows between periods compare as follows:

	Nine Months Ended September 30
(In thousands)	2021	2020	Change
Net cash provided (used) by:
Operating activities	$69,363	$73,173	$(3,810)
Investing activities	(25,531)	21,999	(47,530)
Financing activities	(56,661)	(38,593)	(18,068)
Increase (decrease) in cash and cash equivalents	$(12,829)	$56,579	$(69,408)

	Nine Months Ended September 30
(In thousands)	2020	2019	Change
Net cash provided (used) by:
Operating activities	$73,173	$128,803	$(55,630)
Investing activities	21,999	(25,717)	47,716
Financing activities	(38,593)	(81,346)	42,753
Increase (decrease) in cash and cash equivalents	$56,579	$21,740	$34,839
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
The decrease in operating cash flows of $3.8 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 was partially offset by additional net cash receipt from NORCAL of approximately $2.7 million primarily associated with net premium receipts, partially offset by transaction-related expenses. Excluding NORCAL, operating cash flows decreased by $6.5 million for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 primarily due to a decrease in net premium receipts of $52.8 million driven by our Lloyd's Syndicates and Specialty P&C segments. The decrease in premium receipts in our Lloyd's Syndicates segment reflected our decreased participation in the results of Syndicate 1729 and Syndicate 6131 for the 2021 underwriting year. The decrease in premium receipts in our Specialty P&C segment was due to our re-underwriting efforts and the dissolution of our arrangement with CAPAssurance and the effect of $14.3 million of tail premium received from a large national healthcare account during the second quarter of 2020 (see further discussion in our Segment Operating Results - Specialty Property & Casualty section that follows). Additionally, the decrease in operating cash flows was due to a decrease in cash received from investment income of $15.4 million driven by a decrease in distributed earnings and redemptions from our portfolio of investments in LPs/LLCs. The decrease in operating cash flows was partially offset by a decrease in paid losses of $50.5 million driven by our Specialty P&C and Segregated Portfolio Cell Reinsurance segments. The decrease in paid losses in our Specialty P&C segment was primarily due to a smaller number of claims resolved with large indemnity payments as compared to the prior year period, some of which is likely associated with the COVID-19 pandemic including the disruption of the court systems. The decrease in paid losses in our Segregated Portfolio Cell Reinsurance segment reflected the effect of the payment of a $10 million claim during the first quarter of 2020 by an SPC at Eastern Re in which we do not participate. This claim payment related to a reserve established by the SPC in 2019 related to an errors and omissions liability policy. Additionally, the decrease in operating cash flows reflected a decrease in cash paid for operating expenses of $9.2 million driven by the effect of one-time expenses of $3.2 million primarily related to employee severance and early retirement benefits paid to certain employees during the third quarter of 2020. Furthermore, the decrease in cash paid for operating expenses reflected a decrease in various operational expenses in our Specialty P&C, Workers' Compensation Insurance and Corporate segments resulting from improvements over the past year including organizational structure enhancements and improved operating efficiencies. In addition, the decrease in cash paid for operating expenses was due to our decreased participation in the results of Syndicate 1729 and Syndicate 6131 for the 2021 underwriting year. The remaining variance in operating cash flows for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 was comprised of individually insignificant components.
The decrease in operating cash flows for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 of $55.6 million was primarily due to an increase in paid losses of $85.8 million driven by our Specialty P&C and Segregated Portfolio Cell Reinsurance segments. The increase in paid losses in our Specialty P&C segment was primarily due to higher average claim payments. The increase in paid losses in our Segregated Portfolio Cell Reinsurance segment reflected the payment of a $10 million claim during the first quarter of 2020, as previously discussed. Additionally, the decrease in operating cash flows reflected a decrease in net cash received of $7.4 million associated with the cash settlement of the 2017 calendar year quota share reinsurance arrangement between our Specialty P&C segment and Syndicate 1729 due to the reduction in premiums ceded to Syndicate 1729. Furthermore, the decrease in operating cash flows also reflected the aforementioned one-time expenses of $3.2 million. The decrease in operating cash flows was somewhat offset by an increase in net premium receipts of $34.6 million, a decrease in 2020 net tax payments as compared to 2019 of $7.8 million and an increase in cash received from investment income of $3.8 million. The increase in net premium receipts was driven by our Specialty P&C segment due to $14.3 million of tail premium, as previously discussed. The decrease in net tax payments was primarily due to refunds received during the nine months ended September 30, 2020. The increase in cash received from investment income was primarily due to an increase in distributed earnings and redemptions from our portfolio of investments in LPs/LLCs. The remaining variance in operating cash flows for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 was comprised of individually insignificant components.
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
Taxes
We are subject to the tax laws and regulations of the U.S., Cayman Islands and U.K. We file a consolidated U.S. federal income tax return that includes the parent company and its U.S. subsidiaries. Our filing obligations include a requirement to make quarterly payments of estimated taxes to the IRS using the corporate tax rate effective for the tax year. We did not make any quarterly estimated tax payments during the three and nine months ended September 30, 2021 or 2020.
As a result of the CARES Act that was signed into law on March 27, 2020, as previously discussed, we are now permitted to carryback NOLs generated in tax years 2019 and 2020 for up to five years. See further discussion in Note 5 of the Notes to Consolidated Financial Statements included in our December 31, 2020 report on Form 10-K. We have an NOL of approximately $33.3 million from the 2020 tax year that will be carried back to the 2015 tax year and is expected to generate a tax refund of approximately $11.7 million. Additionally, we had an NOL of approximately $25.6 million from the 2019 tax year which was carried back to the 2014 tax year and generated a tax refund of approximately $9.0 million which we received in February 2021. Furthermore, we received a tax refund of $1.3 million during the second quarter of 2021 due to the repeal of a previous election we made under the TCJA related to discounted loss reserves.
As a result of our acquisition of NORCAL, we recorded $46.8 million of net deferred tax assets reflecting the remeasurement of NORCAL's historical net deferred tax assets, as such deferred taxes were subject to recalculation following application of all purchase accounting adjustments and our assessment of the realizability of NORCAL's deferred tax assets. Also as a result of the NORCAL acquisition, we have U.S. federal NOL carryforwards of approximately $68.0 million that will begin to expire in 2035. We currently expect to utilize at portion of these NOL carryforwards in 2021.

Investing Activities and Related Cash Flows
Our investments at September 30, 2021 and December 31, 2020 are comprised as follows:

	September 30, 2021		December 31, 2020
($ in thousands)	Carrying Value	% of Total Investment	Carrying Value	% of Total Investment
Fixed maturities, available-for-sale
U.S. Treasury obligations	$242,705	5%	$107,059	3%
U.S. Government-sponsored enterprise obligations	20,468	1%	12,261	1%
State and municipal bonds	522,707	10%	332,920	10%
Corporate debt	1,963,113	41%	1,329,342	39%
Residential mortgage-backed securities	477,909	10%	276,541	8%
Commercial mortgage-backed securities	233,966	5%	126,402	4%
Other asset-backed securities	443,268	9%	273,006	8%
Total fixed maturities, available-for-sale	3,904,136	81%	2,457,531	73%
Fixed maturities, trading	45,049	1%	48,456	1%
Total fixed maturities	3,949,185	82%	2,505,987	74%
Equity investments	214,530	4%	120,101	4%
Short-term investments	151,708	3%	337,813	10%
BOLI	80,821	2%	67,847	2%
Investment in unconsolidated subsidiaries	317,869	7%	310,529	9%
Other investments	110,012	2%	47,068	1%
Total investments	$4,824,125	100%	$3,389,345	100%
At September 30, 2021, 99% of our investments in available-for-sale fixed maturity securities were rated and the average rating was A+. The distribution of our investments in available-for-sale fixed maturity securities by rating were as follows:

	September 30, 2021		December 31, 2020
($ in thousands)	Carrying Value	% of Total Investment	Carrying Value	% of Total Investment
Rating*
AAA	$1,165,022	30%	$717,187	29%
AA+	127,707	3%	103,996	4%
AA	242,772	6%	168,452	7%
AA-	214,032	6%	122,733	5%
A+	246,534	6%	197,274	8%
A	526,078	14%	323,044	13%
A-	365,689	9%	245,464	10%
BBB+	277,641	7%	189,971	8%
BBB	310,325	8%	190,385	8%
BBB-	129,235	3%	59,847	2%
Below investment grade	293,004	7%	133,607	5%
Not rated	6,097	1%	5,571	1%
Total	$3,904,136	100%	$2,457,531	100%
*Average of three NRSRO sources, presented as an S&P equivalent. Source: S&P, Copyright ©2021, S&P Global Market Intelligence

Our acquisition of NORCAL added the following to our investment holdings as of May 5, 2021, the date of acquisition:

(In thousands)
Fixed maturities, available for sale	$1,100,058
Equity investments	374,484
Short-term investments	61,289
BOLI	12,581
Investment in unconsolidated subsidiaries	26,948
Other investments	32,461
Total investments	$1,607,821
A detailed listing of our investment holdings as of September 30, 2021 is located under the Financial Information heading on the Investor Relations page of our website which can be reached directly at www.proassurance.com/investmentholdings or through links from the Investor Relations section of our website, investor.proassurance.com.
We manage our investments to ensure that we will have sufficient liquidity to meet our obligations, taking into consideration the timing of cash flows from our investments, including interest payments, dividends and principal payments, as well as the expected cash flows to be generated by our operations. Furthermore, we managed our investments as part of our capital planning in anticipation of closing our acquisition of NORCAL. In addition to the interest and dividends we will receive from our investments, we anticipate that between $80 million and $100 million of our portfolio will mature (or be paid down) each quarter over the next twelve months and become available, if needed, to meet our cash flow requirements. The primary outflow of cash at our insurance subsidiaries is related to paid losses and operating costs, including income taxes. The payment of individual claims cannot be predicted with certainty; therefore, we rely upon the history of paid claims in estimating the timing of future claims payments with consideration to current and anticipated industry trends and macroeconomic conditions. To the extent that we may have an unanticipated shortfall in cash, we may either liquidate securities or borrow funds under existing borrowing arrangements through our Revolving Credit Agreement and the FHLB system. Permitted borrowings under our Revolving Credit Agreement are $250 million with the possibility of an additional $50 million accordion feature, if successfully subscribed. Given the duration of our investments, we do not foresee a shortfall that would require us to meet operating cash needs through additional borrowings. Additional information regarding our Revolving Credit Agreement is detailed in Note 11 of the Notes to Condensed Consolidated Financial Statements.
At September 30, 2021, our FAL was comprised of fixed maturity securities with a fair value of $64.3 million and cash and cash equivalents of $8.2 million deposited with Lloyd's. See further discussion in Note 4 of the Notes to Condensed Consolidated Financial Statements. We received a return of approximately $24.5 million of FAL during the second quarter of 2021, and we expect to receive a return of approximately $8.0 million of FAL during the fourth quarter of 2021 given the reduction in our participation in the results of Syndicate 1729 for the 2021 underwriting year.
Our investment portfolio continues to be primarily composed of high quality fixed income securities with approximately 92% of our fixed maturities being investment grade securities as determined by national rating agencies. The weighted average effective duration of our fixed maturity securities at September 30, 2021 was 3.63 years; the weighted average effective duration of our fixed maturity securities combined with our short-term securities was 3.50 years.

The carrying value and unfunded commitments for certain of our investments were as follows:

	Carrying Value		September 30, 2021
($ in thousands, except expected funding period)	September 30, 2021	December 31, 2020	Unfunded Commitment	Expected funding period in years
Qualified affordable housing project tax credit partnerships (1)	$15,980	$27,719	$597	6
All other investments, primarily investment fund LPs/LLCs	301,889	282,810	145,993	4
Total	$317,869	$310,529	$146,590
(1) The carrying value reflects our total commitments (both funded and unfunded) to the partnerships, less any amortization, since our initial investment. We fund these investments based on funding schedules maintained by the partnerships.

Investment fund LPs/LLCs are by nature less liquid and may involve more risk than other investments. We manage our risk through diversification of asset class and geographic location. At September 30, 2021, we had investments in 33 separate investment funds with a total carrying value of $301.9 million which represented approximately 6% of our total investments. Our investment fund LPs/LLCs generate earnings from trading portfolios, secured debt, debt securities, multi-strategy funds and private equity investments, and the performance of these LPs/LLCs is affected by the volatility of equity and credit markets. For our investments in LPs/LLCs, we record our allocable portion of the partnership operating income or loss as the results of the LPs/LLCs become available, typically following the end of a reporting period.
Acquisitions
On May 5, 2021, we completed the acquisition of NORCAL by purchasing 98.8% of the converted company stock in exchange for total consideration transferred of $449 million. On September 16, 2021, we acquired the remaining 1.2% interest in NORCAL for $3.1 million of cash. On May 5, 2021, ProAssurance funded the transaction with $248 million of cash on hand and NORCAL paid $2 million to policyholders who elected to receive the discounted cash option for their allocated share of the converted company's equity. Additional consideration with a principal amount of $191 million and a fair value of $175 million, is in the form of Contribution Certificates issued to certain NORCAL policyholders in the conversion, and those instruments are an obligation of NORCAL Insurance Company, the successor of NORCAL Mutual Insurance Company (see Note 11 of the Notes to Condensed Consolidated Financial Statements for further discussion of the terms of the Contribution Certificates). Policyholders who tendered NORCAL stock to ProAssurance are also eligible for a share of contingent consideration in an amount of up to approximately $84 million depending upon the after-tax development of NORCAL's ultimate net losses between December 31, 2020 and December 31, 2023. The estimated fair value of this contingent consideration was $24 million as of May 5, 2021 and September 30, 2021. The Agreement and Plan of Acquisition was previously filed as Exhibit 10.19 to our December 31, 2020 report on Form 10-K. Additional information regarding our acquisition of NORCAL is included in Note 2 of the Notes to Condensed Consolidated Financial Statements.
Financing Activities and Related Cash Flows
Treasury Shares
During the nine months ended September 30, 2021 and 2020, we did not repurchase any common shares and, as of November 3, 2021, our remaining Board authorization was approximately $110 million.
ProAssurance Shareholder Dividends
Our Board declared quarterly cash dividends of $0.05 per share during each of the first three quarters of 2021, $0.31 per share during the first quarter of 2020 and $0.05 per share during each of the second and third quarters of 2020. Dividends are paid the month following the quarter in which they are declared. Any decision to pay future cash dividends is subject to the Board’s final determination after a comprehensive review of financial performance, future expectations and other factors deemed relevant by the Board.

Debt
At September 30, 2021 our debt included $250 million of outstanding unsecured senior notes. The notes bear interest at 5.3% annually and are due in 2023 although they may be redeemed in whole or part prior to maturity. There are no financial covenants associated with these notes.
NORCAL Insurance Company, successor to NORCAL Mutual Insurance Company, issued Contribution Certificates, which bear interest at 3.0% annually and are due in 2031, to certain NORCAL policyholders in the conversion. The Contribution Certificates have a principal amount of $191 million and were recorded at their fair value of $175 million at the date of acquisition. The difference of $16 million between the recorded acquisition date fair value and the principal balance of the Contribution Certificates will be accreted utilizing the effective interest method over the term of the certificates of ten years as an increase to interest expense. Furthermore, interest payments, which begin in April 2022, are subject to deferral if we do not receive permission from the California Department of Insurance prior to payment. See Note 2 and Note 11 of the Notes to Condensed Consolidated Financial Statements for additional information on the Contribution Certificates issued in the NORCAL acquisition. There are no financial covenants associated with these certificates.
We have a Revolving Credit Agreement, which expires in November 2024, that may be used for general corporate purposes, including, but not limited to, short-term working capital, share repurchases as authorized by the Board and support for other activities. Our Revolving Credit Agreement permits borrowings of up to $250 million as well as the possibility of a $50 million accordion feature, if successfully subscribed. In August 2021, we repaid the balance outstanding on the Revolving Credit Agreement of $15.0 million and, as of September 30, 2021, there were no outstanding borrowings; we are in compliance with the financial covenants of the Revolving Credit Agreement.
Two of our subsidiaries, ProAssurance Indemnity Company, Inc. and ProAssurance Insurance Company of America, had Mortgage Loans with one lender in connection with the recapitalization of two office buildings, with scheduled maturities in December 2027. The Mortgage Loans accrued interest at three-month LIBOR plus 1.325% with principal and interest payable on a quarterly basis. In June 2021, we repaid the balance outstanding on the ProAssurance Indemnity Company, Inc. Mortgage Loan of $15.6 million and, in July 2021, we repaid the balance outstanding on the ProAssurance Insurance Company of America Mortgage Loan of $19.7 million. Interest expense on the Mortgage Loans during the three and nine months ended September 30, 2021 included the write-off of the unamortized debt issuance costs which were nominal in amount.
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

Results of Operations – Three and Nine Months Ended September 30, 2021 Compared to Three and Nine Months Ended September 30, 2020
Selected consolidated financial data for each period is summarized in the table below.

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands, except per share data)	2021	2020	Change		2021	2020	Change
Revenues:
Net premiums written	$287,043	$213,260	$73,783		$677,527	$605,222	$72,305
Net premiums earned	$272,248	$194,559	$77,689		$698,598	$605,708	$92,890
Net investment result	34,522	21,777	12,745		85,672	33,812	51,860
Net realized investment gains (losses)	530	8,838	(8,308)		20,212	150	20,062
Other income	2,400	1,723	677		6,862	5,668	1,194
Total revenues	309,700	226,897	82,803		811,344	645,338	166,006

Expenses:
Net losses and loss adjustment expenses	223,393	145,581	77,812		555,030	521,412	33,618
Underwriting, policy acquisition and operating expenses	66,812	59,433	7,379		200,450	180,178	20,272
SPC U.S. federal income tax expense	431	871	(440)		1,291	1,573	(282)
SPC dividend expense (income)	1,320	3,854	(2,534)		5,926	7,988	(2,062)
Interest expense	5,814	3,881	1,933		14,203	11,725	2,478
Goodwill impairment	—	161,115	(161,115)		—	161,115	(161,115)
Total expenses	297,770	374,735	(76,965)		776,900	883,991	(107,091)
Gain on bargain purchase	—	—	—		74,408	—	74,408
Income (loss) before income taxes	11,930	(147,838)	159,768		108,852	(238,653)	347,505
Income tax expense (benefit)	(270)	2,141	(2,411)		(3,132)	(48,621)	45,489
Net income (loss)	$12,200	$(149,979)	$162,179		$111,984	$(190,032)	$302,016
Non-GAAP operating income (loss)	$13,766	$2,559	$11,207		$42,452	$(31,029)	$73,481
Earnings (loss) per share:
Basic	$0.23	$(2.78)	$3.01		$2.08	$(3.53)	$5.61
Diluted	$0.23	$(2.78)	$3.01		$2.07	$(3.53)	$5.60
Non-GAAP operating income (loss) per share:
Basic	$0.25	$0.05	$0.20		$0.79	$(0.58)	$1.37
Diluted	$0.25	$0.05	$0.20		$0.79	$(0.58)	$1.37
Net loss ratio	82.1%	74.8%	7.3	pts	79.4%	86.1%	(6.7	pts)
Underwriting expense ratio	24.5%	30.5%	(6.0	pts)	28.7%	29.7%	(1.0	pts)
Combined ratio	106.6%	105.3%	1.3	pts	108.1%	115.8%	(7.7	pts)
Operating ratio	99.5%	96.6%	2.9	pts	100.7%	106.6%	(5.9	pts)
Effective tax rate	(2.3%)	(1.4%)	(0.9	pts)	(2.9%)	20.4%	(23.3	pts)
Return on equity*	4.0%	(8.8%)	12.8	pts	4.2%	(14.1%)	18.3	pts

*Annualized. See further discussion on this calculation in the Executive Summary of Operations section under the heading "ROE."
In all tables that follow, the abbreviation "nm" indicates that the information or the percentage change is not meaningful.

Executive Summary of Operations
The following sections provide an overview of our consolidated and segment results of operations for the three and nine months ended September 30, 2021 as compared to the three and nine months ended September 30, 2020. Our results for the three and nine months ended September 30, 2021 include NORCAL's results since the date of acquisition. See the Segment Results sections that follow for additional information regarding each segment's results.
Revenues
The following table shows our consolidated and segment net premiums earned:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2021	2020	Change		2021	2020	Change
Net premiums earned
Specialty P&C	$203,716	$117,849	$85,867	72.9%	$487,963	$365,305	$122,658	33.6%
Workers' Compensation Insurance	42,235	42,516	(281)	(0.7%)	122,872	129,437	(6,565)	(5.1%)
Segregated Portfolio Cell Reinsurance	15,344	16,052	(708)	(4.4%)	47,500	49,780	(2,280)	(4.6%)
Lloyd's Syndicates	10,953	18,142	(7,189)	(39.6%)	40,263	61,186	(20,923)	(34.2%)
Consolidated total	$272,248	$194,559	$77,689	39.9%	$698,598	$605,708	$92,890	15.3%
For the three and nine months ended September 30, 2021, consolidated net premiums earned included additional earned premiums of approximately $82.9 million and $131.4 million, respectively, in our Specialty P&C segment from our acquisition of NORCAL. Excluding NORCAL, consolidated net premiums earned decreased $5.2 million and $38.5 million during the 2021 three- and nine-month periods, respectively, as compared to the same respective periods of 2020 driven by a decrease in net premiums in our Lloyd's Syndicates and Workers' Compensation Insurance segments and, for the 2021 nine-month period, our Specialty P&C segment. The decrease in our Lloyd's Syndicates segment was due to our decreased participation in the results of Syndicate 1729 and Syndicate 6131 for the 2021 underwriting year. For both our Workers' Compensation Insurance and Segregated Portfolio Cell Reinsurance segments, the decrease in net premiums earned reflected the competitive workers' compensation market conditions and, for our Workers' Compensation Insurance segment, a decrease in audit premium for the 2021 nine-month period. Net premiums earned in our Specialty P&C segment, excluding NORCAL, increased during the 2021 three-month period due to a decrease in ceded premiums earned driven by the pro rata effect of a decrease in premium ceded under our shared risk and excess of loss arrangements during the preceding twelve months. For the 2021 nine-month period, the decrease in net premiums earned in our Specialty P&C segment, excluding NORCAL, was driven by the prior year effect of a tail policy associated with a large national healthcare account which resulted in $14.3 million of one-time premium written and fully earned during the second quarter of 2020, partially offset by $7.8 million of tail premium written and fully earned during the second quarter of 2021 associated with a Custom Physician policy. In addition, net premiums earned in our Specialty P&C segment for the 2021 three- and nine-month periods reflected premium adjustments related to loss sensitive policies which decreased earned premium by $0.9 million and $0.1 million, respectively, as compared to an increase in earned premium of $2.3 million and $2.6 million for the same respective periods of 2020.
The following table shows our consolidated net investment result:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2021	2020	Change		2021	2020	Change
Net investment income	$19,278	$16,924	$2,354	13.9%	$51,713	$55,877	$(4,164)	(7.5%)
Equity in earnings (loss) of unconsolidated subsidiaries*	15,244	4,853	10,391	214.1%	33,959	(22,065)	56,024	253.9%
Net investment result	$34,522	$21,777	$12,745	58.5%	$85,672	$33,812	$51,860	153.4%
*Equity in earnings (loss) of unconsolidated subsidiaries includes our share of the operating results of interests we hold in certain LPs/LLCs as well as operating losses associated with our tax credit partnership investments, which are designed to generate returns in the form of tax credits and tax-deductible project operating losses.

Our consolidated net investment result for the three and nine months ended September 30, 2021 included additional net investment income of approximately $5.1 million and $7.8 million, respectively, from NORCAL. Excluding NORCAL, consolidated net investment income decreased $2.8 million and $12.0 million during the 2021 three- and nine-month periods, respectively, as compared to the same respective periods of 2020 driven by lower yields on our corporate debt securities and short-term investments given the continued low interest rate environment and, to a lesser extent, lower income from our equity portfolio due to the reallocation in our mix of securities within this asset category. Furthermore, the decline in net investment income during the 2021 nine-month period reflected the impact of capital planning in anticipation of closing the NORCAL acquisition. In addition, our consolidated net investment result for the three and nine months ended September 30, 2021, included additional earnings from our acquired interests in four LPs from NORCAL of approximately $0.4 million; given the results of our investments in LPs/LLCs are often reported to us on a one-quarter lag, the impact of these acquired investments were not captured in our results until the current period. The increase in our investment results from our portfolio of investments in LPs/LLCs for the 2021 three- and nine-month periods as compared to the same respective periods of 2020 was due to higher earnings from several of our LPs/LLCs and, for the 2021 nine-month period, the prior year effect of the volatility in the global financial markets related to COVID-19.
Expenses
The following table shows our consolidated and segment net loss ratios and net prior accident year reserve development.

	Three Months Ended September 30				Nine Months Ended September 30
($ in millions)	2021	2020	Change		2021	2020	Change
Current accident year net loss ratio
Consolidated ratio	85.2%	80.7%	4.5	pts	83.3%	91.8%	(8.5	pts)
Specialty P&C	90.0%	89.8%	0.2	pts	89.7%	107.9%	(18.2	pts)
Workers' Compensation Insurance	77.8%	66.9%	10.9	pts	74.0%	69.2%	4.8	pts
Segregated Portfolio Cell Reinsurance	67.2%	67.3%	(0.1	pts)	66.3%	63.3%	3.0	pts
Lloyd's Syndicates	50.4%	65.9%	(15.5	pts)	54.5%	66.5%	(12.0	pts)

Calendar year net loss ratio
Consolidated ratio	82.1%	74.8%	7.3	pts	79.4%	86.1%	(6.7	pts)
Specialty P&C	86.6%	87.4%	(0.8	pts)	85.6%	102.2%	(16.6	pts)
Workers' Compensation Insurance	74.3%	62.2%	12.1	pts	69.4%	65.4%	4.0	pts
Segregated Portfolio Cell Reinsurance	56.7%	42.7%	14.0	pts	55.9%	48.0%	7.9	pts
Lloyd's Syndicates	62.5%	51.4%	11.1	pts	62.7%	64.4%	(1.7	pts)

Favorable (unfavorable) reserve development, prior accident years
Consolidated	$8.6	$11.5	$(2.9)		$27.2	$34.6	$(7.4)
Specialty P&C	$6.8	$2.9	$3.9		$20.0	$20.7	$(0.7)
Workers' Compensation Insurance	$1.5	$2.0	$(0.5)		$5.6	$5.0	$0.6
Segregated Portfolio Cell Reinsurance	$1.6	$4.0	$(2.4)		$4.9	$7.6	$(2.7)
Lloyd's Syndicates	$(1.3)	$2.6	$(3.9)		$(3.3)	$1.3	$(4.6)
The primary drivers of the change in our consolidated current accident year net loss ratio for the three and nine months ended September 30, 2021 as compared to the same periods of 2020 were as follows:

Increase (Decrease) 2021 versus 2020
(In percentage points)	Comparative three-month periods	Comparative nine-month periods
Estimated ratio increase (decrease) attributable to:
NORCAL Operations	5.5 pts	3.4 pts
NORCAL Acquisition - Purchase Accounting Adjustment	(1.3 pts)	(0.8 pts)
Premium adjustments on loss sensitive policies	1.3 pts	0.5 pts
Large National Healthcare Account	— pts	(7.8 pts)
COVID-19 IBNR Reserve	— pts	(1.7 pts)
All other, net	(1.0 pts)	(2.1 pts)
Increase (decrease) in the consolidated current accident year net loss ratio	4.5 pts	(8.5 pts)

Excluding the impact of the items specifically identified in the table above, our consolidated current accident year net loss ratios for the three and nine months ended September 30, 2021 decreased 1.0 and 2.1 percentage points, respectively, driven by our Specialty P&C and Lloyd's Syndicates segments, somewhat offset by a higher ratio in our Workers' Compensation segment. The improvement in the current accident year net loss ratio in our Specialty P&C segment was driven by decreases to certain loss ratios during the first quarter of 2021 in our Standard Physician and Specialty lines of business as we continue to recognize the beneficial impacts of our re-underwriting efforts and focus on rate adequacy. In addition, the lower current accident year net loss ratio in our Specialty P&C segment reflected an additional reduction in certain loss ratios in our Standard Physician line of business during the third quarter of 2021 related to favorable frequency trends. For our Lloyd's Syndicates segment, the lower current accident year net loss ratio reflected decreases in certain loss ratios during the current period and, for the 2021 nine-month period, higher reinsurance recoveries as a proportion of gross losses as compared to the prior year periods. In our Workers' Compensation Insurance segment, we have experienced an increase in 2021 accident year reported losses through September 30, 2021, including increased severity-related claim activity. We believe the increase in reported losses is primarily attributable to the current pandemic conditions and the impact of workers returning to full employment with the easing of pandemic-related restrictions in our operating territories, including the impact of labor shortages on the existing workforce and, as a result, we increased our current accident year loss ratio during the third quarter of 2021.
As shown in the previous table, current accident year net loss ratios associated with the business we acquired in the NORCAL transaction were higher than the average for the other books of business in our Specialty P&C segment, which increased our consolidated current accident year net loss ratios for the three and nine months ended September 30, 2021 by 5.5 and 3.4 percentage points, respectively. Also as a result of our acquisition of NORCAL, our current accident year loss ratios for the three and nine months ended September 30, 2021 were impacted by amortization of the negative VOBA associated with NORCAL's assumed unearned premium which is recorded as a reduction to current accident year net losses and accounted for a 1.3 and 0.8 percentage point decrease, respectively, in our consolidated current period ratios. See Note 2 of the Notes to Condensed Consolidated Financial Statements for additional information on the NORCAL acquisition and the related purchase accounting adjustments. In addition, our consolidated current accident year net loss ratios for the three and nine months ended September 30, 2021 were impacted by changes in premium adjustments related to loss sensitive policies in our Specialty P&C segment which increased the current period ratios as compared to the same periods of 2020 by 1.3 and 0.5 percentage points, respectively (see previous discussion under the heading "Revenues"). For the nine months ended September 30, 2020, our consolidated current accident year loss ratio was higher due to the effect of a large national healthcare account, net of the impact of related PDR amortization, which accounted for 7.8 percentage points of the decrease in the current period ratio as compared to the prior year period. In addition, our consolidated current accident year loss ratio for the nine months ended September 30, 2020 was impacted by a $10 million IBNR reserve we recorded during the second quarter of 2020 for COVID-19 which accounted for 1.7 percentage points of the decrease in the ratio as compared to the prior year period.
In both the 2021 and 2020 three- and nine-month periods, our consolidated calendar year net loss ratio was lower than our consolidated current accident year net loss ratio due to the recognition of net favorable prior year reserve development, as shown in the previous table. Consolidated favorable development recognized during the three and nine months ended September 30, 2021 included $2.9 million and $5.0 million, respectively, related to the amortization of the purchase accounting fair value adjustment on NORCAL's assumed net reserve and amortization of the negative VOBA associated with NORCAL's DDR reserve which is recorded as a reduction to prior accident year net losses and loss adjustment expenses. We have not recognized any development related to NORCAL's prior accident year reserves since the date of acquisition during the three and nine months ended September 30, 2021. See Note 2 of the Notes to Condensed Consolidated Financial Statements for additional information on the NORCAL acquisition and the related purchase accounting adjustments. In addition, consolidated favorable development recognized for the three and nine months ended September 30, 2021 included a $1.0 million reduction in our IBNR reserve for COVID-19. Consolidated net favorable prior year reserve development recognized in the 2021 three- and nine-month periods was lower as compared to the same periods of 2020 primarily due to unfavorable development recognized in our Lloyd's Syndicates segment primarily driven by catastrophe related losses. In both our Specialty P&C and Workers' Compensation Insurance segments, we observed a reduction in claims frequency in 2020 that has continued into 2021, some of which is likely associated with the COVID-19 pandemic including the disruption of the court systems. However, in our Workers' Compensation Insurance segment, we have experienced an increase in 2021 accident year reported losses through September 30, 2021 which we primarily attribute the current pandemic conditions and the impact of workers returning to full employment with the easing of pandemic-related restrictions, as previously discussed. For our Specialty P&C segment, given the consistent and prolonged nature of these favorable trends we began to recognize some of these favorable frequency trends in our HCPL current accident year reserve during the third quarter of 2021.
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

Our consolidated and segment underwriting expense ratios were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
	2021	2020	Change		2021	2020	Change
Underwriting Expense Ratio
Consolidated (1)	24.5%	30.5%	(6.0	pts)	28.7%	29.7%	(1.0	pts)
Specialty P&C	17.7%	23.8%	(6.1	pts)	18.7%	22.7%	(4.0	pts)
Workers' Compensation Insurance	32.0%	35.2%	(3.2	pts)	31.3%	32.9%	(1.6	pts)
Segregated Portfolio Cell Reinsurance	31.0%	31.4%	(0.4	pts)	31.7%	31.1%	0.6	pts
Lloyd's Syndicates	35.7%	38.2%	(2.5	pts)	37.8%	38.2%	(0.4	pts)
Corporate (2)	2.5%	2.6%	(0.1	pts)	2.7%	2.9%	(0.2	pts)
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

The change in our consolidated underwriting expense ratio for the 2021 three- and nine-month periods as compared to the same respective periods of 2020 was primarily attributable to the following:

Increase (Decrease) 2021 versus 2020
(In percentage points)	Comparative three-month period	Comparative nine-month period
Estimated ratio increase (decrease) attributable to:
Decrease in Net Premiums Earned and DPAC amortization(1)	(0.2 pts)	(0.9 pts)
NORCAL Operations	(6.3 pts)	(4.7 pts)
Transaction-related Costs	1.2 pts	4.2 pts
Large National Healthcare Account Tail Premium(2)	— pts	0.8 pts
Custom Physician Tail Premium(2)	— pts	(0.5 pts)
All other, net	(0.7 pts)	0.1 pts
Increase (decrease) in the underwriting expense ratio	(6.0 pts)	(1.0 pts)
(1) Excludes earned premium and DPAC amortization contributed by NORCAL since the date of acquisition as well as $7.8 million of earned premium in the 2021 nine-month period associated with a Custom Physician tail policy and $14.3 million of earned premium in the 2020 nine-month period associated with a large national healthcare account tail policy. See further discussion in Segment Results - Specialty Property & Casualty section that follows.

(2) See previous discussion under the heading "Revenues"
The decrease in our consolidated underwriting expense ratios for the 2021 three- and nine-month periods were impacted by our acquisition of NORCAL. For the 2021 three- and nine-month periods, the additional expenses of NORCAL of $8.5 million and $11.0 million, respectively, had a nominal effect on the ratios as they were more than offset by the effect on the ratios of NORCAL net premiums earned of $82.9 million and $131.4 million, respectively, as previously discussed. The impact of NORCAL decreased our consolidated underwriting expense ratios for the 2021 three- and nine-month periods by 6.3 and 4.7 percentage points, respectively. Included in NORCAL's expenses for the 2021 three- and nine-month periods was approximately $3.2 million and $4.1 million, respectively, of DPAC amortization associated with NORCAL policies written subsequent to our acquisition; however, this level of DPAC amortization is approximately $5.5 million and $11.8 million, respectively, lower than would be considered normal for the period of time post-acquisition due to the application of GAAP purchase accounting rules whereby the capitalized policy acquisition costs for policies written prior to the acquisition date were written off rather than being expensed pro rata over the remaining term of the associated policies. Normalizing this amortization would have increased our consolidated expense ratios for the 2021 three- and nine-month periods by an estimated 2.1 and 1.7 percentage points, respectively. Please see Note 2 of the Notes to Condensed Consolidated Financial Statements for additional information on the NORCAL acquisition. For the 2021 three- and nine-month periods, our consolidated underwriting expense ratios were also impacted by transaction-related costs of $2.3 million and $23.5 million, respectively, associated with our acquisition of NORCAL which accounted for an increase of 1.2 and 4.2 percentage points, respectively, in our current period ratios. We do not consider transaction-related costs in assessing the financial performance of our segments, and thus these costs are only included in our consolidated operating expenses. Please see Note 15 of the Notes to Condensed Consolidated Financial Statements for a reconciliation of our segment results to our consolidated results.

Excluding the impact of NORCAL and the other items specifically identified in the table above, our consolidated underwriting expense ratios decreased by 0.7 percentage points for the 2021 three-month period and was relatively unchanged for the 2021 nine-month period. The remaining decrease in the ratio during the 2021 three-month period was primarily due to the effect of one-time expenses of $3.2 million during the prior year period, mainly comprised of early retirement benefits granted to certain employees during the third quarter of 2020 and expenses associated with the restructuring of our HCPL field office organization. Furthermore, our consolidated underwriting expense ratios for the 2021 three-month period reflected a decrease in operating expenses resulting from the operational and structural changes implemented over the past year and a half, partially offset by higher amounts accrued for performance-related incentive plans due to our improved performance metrics in our Specialty P&C and Corporate segments.
For the three and nine months ended September 30, 2021, the underwriting expense ratios in our Specialty P&C and Corporate segments also reflected the impact of a reduction to the management fee charged to the operating subsidiaries of our Specialty P&C segment (excluding the acquired operating subsidiaries of NORCAL) by our Corporate segment effective January 1, 2021 (see further discussion in our Segment Results - Specialty Property & Casualty and Segment Results - Corporate sections that follow). This change had no impact to our consolidated underwriting expense ratio.
Gain on Bargain Purchase
As a result of the NORCAL acquisition, we recognized a preliminary gain on bargain purchase of $74.4 million during the second quarter of 2021 representing the excess of the fair value of the identifiable assets acquired and liabilities assumed over the purchase consideration. We do not consider this gain in assessing the financial performance of any of our operating or reportable segments and therefore, we have excluded it from the Segment Results sections that follow. See further discussion around the gain on bargain purchase recognized from the NORCAL acquisition in Note 2 of the Notes to Condensed Consolidated Financial Statements.
Taxes
Our provision for income taxes and effective tax rates for the nine months ended September 30, 2021 and 2020 were as follows:

($ in thousands)	Nine Months Ended September 30
	2021	2020	Change
Income (loss) before income taxes	$108,852	$(238,653)	$347,505	145.6%
Less: Income tax expense (benefit)	(3,132)	(48,621)	45,489	93.6%
Net income (loss)	$111,984	$(190,032)	$302,016	158.9%
Effective tax rate	(2.9%)	20.4%	(23.3 pts)
We recognized an income tax benefit of $3.1 million and $48.6 million during the nine months ended September 30, 2021 and 2020, respectively; however, the comparability of our effective tax rates is impacted by the consolidated pre-tax income recognized during the 2021 nine-month period as compared to the consolidated pre-tax loss recognized in the 2020 nine-month period. Furthermore, the comparability of our effective tax rates is impacted by our use of the discrete effective tax rate method for the nine months ended September 30, 2021 versus our use of the estimated annual effective tax rate method for the nine months ended September 30, 2020 (see further discussion on these methods in the Critical Accounting Estimates section under the heading "Estimation of Taxes/Tax Credits").
Our effective tax rate for the 2021 nine-month period was different from the statutory federal income tax rate of 21% primarily due to the non-taxable $74.4 million gain on bargain purchase related to the NORCAL acquisition, as previously discussed. Additionally, our effective tax rates for both the 2021 and 2020 nine-month periods include the benefit recognized from the tax credits transferred to us from our tax credit partnership investments. Our effective tax rate for the 2020 nine-month period was also impacted by the non-deductible portion of the goodwill impairment related to the Specialty P&C reporting unit recognized during the third quarter of 2020. See further discussion of the goodwill impairment in Note 7 of the Notes to Consolidated Financial Statements and further information on other notable items impacting our effective tax rate in the Segment Operating Results - Corporate section that follows under the heading "Taxes."

Operating Ratio
Our operating ratio is our combined ratio, less our investment income ratio. This ratio provides the combined effect of underwriting profitability and investment income. Our operating ratio for the three and nine months ended September 30, 2021 and 2020 was as follows:

	Three Months Ended September 30				Nine Months Ended September 30
	2021	2020	Change		2021	2020	Change
Combined ratio	106.6%	105.3%	1.3	pts	108.1%	115.8%	(7.7	pts)
Less: investment income ratio	7.1%	8.7%	(1.6	pts)	7.4%	9.2%	(1.8	pts)
Operating ratio	99.5%	96.6%	2.9	pts	100.7%	106.6%	(5.9	pts)

Combined ratio, excluding transaction-related costs*	105.8%	105.3%	0.5	pts	104.8%	115.8%	(11.0	pts)
*Our consolidated combined ratio for the 2021 three- and nine-month periods include $2.3 million and $23.5 million, respectively, of transaction-related costs included in consolidated operating expenses associated with our acquisition of NORCAL. Given these costs do not reflect normal operating expenses we have excluded their impact from our calculation of the consolidated combined ratio. See previous discussion under the heading "Expenses."

The primary drivers of the change in our operating ratio were as follows:

Increase (Decrease) 2021 versus 2020
(In percentage points)	Comparative three-month periods	Comparative nine-month periods
Estimated ratio increase (decrease) attributable to:
NORCAL Underwriting Results	3.7 pts	1.3 pts
NORCAL Acquisition - Purchase Accounting Adjustments	(2.0 pts)	(1.4 pts)
NORCAL Investment Results	(1.9 pts)	(1.2 pts)
Transaction-related Costs	0.8 pts	3.3 pts
Large National Healthcare Account (1)	— pts	(7.3 pts)
COVID IBNR Reserve (1)	(0.4 pts)	(1.8 pts)
Investment Results (2)	3.5 pts	2.9 pts
All other, net	(0.8 pts)	(1.7 pts)
Increase (decrease) in the operating ratio	2.9 pts	(5.9 pts)
(1) See previous discussion under the heading "Revenues" and "Expenses."
(2) Excludes net investment income contributed by NORCAL since the date of acquisition. See previous discussion under the heading "Revenues."
Excluding the impact of the items specifically identified in the table above, our operating ratios for the 2021 three- and nine-month periods decreased by 0.8 and 1.7 percentage points, respectively, as compared to the same respective periods of 2020 primarily due to a lower net loss ratio in our Specialty P&C segment, partially offset by a higher net loss ratio in our Workers' Compensation Insurance and Segregated Portfolio Cell Reinsurance segments. See previous discussion in this section under the heading "Expenses" and further discussion in our Segment Operating Results sections that follow.

ROE
ROE is calculated as annualized net income (loss) for the period divided by the average of beginning and ending shareholders’ equity. This ratio measures our overall after-tax profitability and shows how efficiently capital is being used. Transaction-related costs associated with our acquisition of NORCAL were not annualized in our calculation of ROE for the three and nine months ended September 30, 2021 as these costs are considered non-recurring in nature. Further, the $161.1 million goodwill impairment recognized during the third quarter of 2020 was not annualized in our calculation of ROE for the three and nine months ended September 30, 2020 as it is a non-recurring charge (see further discussion of the goodwill impairment in Note 7 of the Notes to Condensed Consolidated Financial Statements). In addition, the $74.4 million gain on bargain purchase recognized during the second quarter of 2021 was excluded in our calculation of ROE for the nine months ended September 30, 2021 consistent with our treatment of gains on bargain purchases from previous acquisitions. ROE for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
	2021	2020	Change		2021	2020	Change
ROE	4.0%	(8.8%)	12.8	pts	4.2%	(14.1%)	18.3	pts
Our ROE for the current year periods was impacted by our acquisition of NORCAL. NORCAL operations since the date of acquisition, excluding purchase accounting adjustments, decreased our ROE for the 2021 three- and nine-month periods by 2.8 and 1.5 percentage points, respectively, largely due to operating expenses, partially offset by a lower than normal amount of DPAC amortization due to the application of GAAP purchase accounting rules (see previous discussion under the heading "Expenses"). Furthermore, the purchase accounting adjustments associated with the acquisition increased our ROE by 1.6 and 0.9 percentage points, respectively. See Note 2 of the Notes to Condensed Consolidated Financial Statements for additional information on the NORCAL acquisition and the related purchase accounting adjustments. Excluding the NORCAL acquisition, ROE for the 2021 three- and nine-month periods increased 14.0 and 18.9 percentage points, respectively, driven by the prior year effect of a $161.1 million pre-tax goodwill impairment recognized related to the Specialty P&C reporting unit during the third quarter of 2020. Additionally, the increase in our ROE for the 2021 three- and nine-month periods as compared to the same periods of 2020, excluding NORCAL, reflected higher earnings from certain LPs/LLCs, the sale of certain available-for-sale fixed maturity securities and equity investments as well as improved underwriting results.
Book Value per Share
Book value per share is calculated as total shareholders’ equity at the balance sheet date divided by the total number of common shares outstanding. This ratio measures the net worth of the Company to shareholders on a per share basis. Our book value per share at September 30, 2021 as compared to December 31, 2020 is shown in the following table.

Book Value Per Share
Book Value Per Share at December 31, 2020	$25.04
Increase (decrease) to book value per share during the nine months ended September 30, 2021 attributable to:
Dividends declared	(0.15)
Net income (loss) (1)	2.08
OCI (2)	(0.62)
Other	0.01
Book Value Per Share at September 30, 2021	$26.36
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
The following table is a reconciliation of net income (loss) to Non-GAAP operating income (loss):

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands, except per share data)	2021	2020	2021	2020
Net income (loss)	$12,200	$(149,979)	$111,984	$(190,032)
Items excluded in the calculation of Non-GAAP operating income (loss):
Net realized investment (gains) losses	(530)	(8,838)	(20,212)	(150)
Net realized gains (losses) attributable to SPCs which no profit/loss is retained (1)	143	1,155	2,208	732
Transaction-related costs (2)	2,327	—	23,535	—
Goodwill impairment	—	161,115	—	161,115
Guaranty fund assessments (recoupments)	53	88	186	114
Gain on bargain purchase (3)	—	—	(74,408)	—
Pre-tax effect of exclusions	1,993	153,520	(68,691)	161,811

Tax effect, at 21% (4)	(427)	(982)	(841)	(2,808)
After-tax effect of exclusions	1,566	152,538	(69,532)	159,003
Non-GAAP operating income (loss)	$13,766	$2,559	$42,452	$(31,029)
Per diluted common share:
Net income (loss)	$0.23	$(2.78)	$2.07	$(3.53)
Effect of exclusions	0.02	2.83	(1.28)	2.95
Non-GAAP operating income (loss) per diluted common share	$0.25	$0.05	$0.79	$(0.58)
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

(4) The 21% rate is the annual expected statutory tax rate associated with the taxable or tax deductible items listed above. We utilized the discrete effective tax rate method for the three and nine months ended September 30, 2021 while we utilized the estimated annual effective tax rate method for the three and nine months ended September 30, 2020. For the 2021 periods, our statutory tax rate was applied to these items in calculating net income (loss), excluding the 2021 gain on bargain purchase. For the 2020 periods, our effective tax rate for the respective periods was applied to these items in calculating net income (loss), excluding the 2020 goodwill impairment loss and net realized investment gains (losses) and related adjustments. See further discussion on these methods in the Critical Accounting Estimates section under the heading "Estimation of Taxes/Tax Credits". Net realized investment gains (losses) in our Corporate segment are discrete items and are tax effected at the annual expected statutory tax rate (21%) in the period they are included in our consolidated tax provision and net income (loss). See previous discussion in this section under the heading "Taxes." The taxes associated with the net realized investment gains (losses) related to SPCs in our Segregated Portfolio Cell Reinsurance segment are paid by the individual SPCs and are not included in our consolidated tax provision or net income (loss); therefore, both the net realized investment gains (losses) from our Segregated Portfolio Cell Reinsurance segment and the adjustment to exclude the portion of net realized investment gains (losses) included in the SPC dividend expense (income) in the table above are not tax effected. The 2021 gain on bargain purchase is non-taxable and therefore had no associated income tax impact. The 2020 goodwill impairment loss was treated as a discrete item and the portion that is tax deductible was tax effected at the statutory tax rate (21%). The remaining portion of the 2020 goodwill impairment loss is not tax deductible and therefore had no associated income tax benefit.

Segment Results - Specialty Property & Casualty
Our Specialty P&C segment focuses on professional liability insurance and medical technology liability insurance as discussed in Note 15 of the Notes to Condensed Consolidated Financial Statements. On May 5, 2021, we completed our acquisition of NORCAL, an underwriter of healthcare professional liability insurance (Note 2 of the Notes to Condensed Consolidated Financial Statements provides additional information regarding this acquisition). Segment results reflected pre-tax underwriting profit or loss from these insurance lines, including the pre-tax underwriting results of NORCAL since the date of acquisition as well as certain purchase accounting adjustments. Segment results for the three and nine months ended September 30, 2021 exclude transaction-related costs and, for the nine months ended September 30, 2021, a $74.4 million gain on bargain purchase related to the NORCAL acquisition as we do not consider these items in assessing the financial performance of the segment. Segment results included the following:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2021	2020	Change		2021	2020	Change
Net premiums written	$218,636	$135,399	$83,237	61.5%	$467,383	$359,337	$108,046	30.1%
Net premiums earned	$203,716	$117,849	$85,867	72.9%	$487,963	$365,305	$122,658	33.6%
Other income	860	726	134	18.5%	2,800	3,515	(715)	(20.3%)
Net losses and loss adjustment expenses	(176,490)	(102,951)	(73,539)	71.4%	(417,890)	(373,442)	(44,448)	11.9%
Underwriting, policy acquisition and operating expenses	(36,147)	(28,074)	(8,073)	28.8%	(91,369)	(82,894)	(8,475)	10.2%
Segment results	$(8,061)	$(12,450)	$4,389	35.3%	$(18,496)	$(87,516)	$69,020	78.9%

Net loss ratio	86.6%	87.4%	(0.8 pts)		85.6%	102.2%	(16.6 pts)
Underwriting expense ratio	17.7%	23.8%	(6.1 pts)		18.7%	22.7%	(4.0 pts)
Premiums Written
Changes in our premium volume within our Specialty P&C segment are generally driven by four primary factors: (1) the amount of new business written, (2) our retention of existing business, (3) the premium charged for business that is renewed, which is affected by rates charged and by the amount and type of coverage an insured chooses to purchase and (4) the timing of premium written through multi-period policies. In addition, premium volume may periodically be affected by shifts in the timing of renewals between periods. For the three and nine months ended September 30, 2021, our premium volume was primarily affected by our acquisition of NORCAL (see Note 2 of the Notes to Condensed Consolidated Financial Statements).
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
Gross, ceded and net premiums written were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2021	2020	Change		2021	2020	Change
Gross premiums written	$235,091	$158,257	$76,834	48.6%	$515,414	$420,702	$94,712	22.5%
Less: Ceded premiums written	16,455	22,858	(6,403)	(28.0%)	48,031	61,365	(13,334)	(21.7%)
Net premiums written	$218,636	$135,399	$83,237	61.5%	$467,383	$359,337	$108,046	30.1%

Gross Premiums Written
Gross premiums written by component were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2021	2020	Change		2021	2020	Change
Professional Liability
HCPL
Standard Physician(1)(14)
Twelve month term	$65,531	$72,641	$(7,110)	(9.8%)	$167,882	$168,950	$(1,068)	(0.6%)
Twenty-four month term	—	—	—	nm	—	8,314	(8,314)	nm
NORCAL Standard Physician(2)	55,235	—	55,235	nm	71,575	—	71,575	nm
Total Standard Physician	120,766	72,641	48,125	66.3%	239,457	177,264	62,193	35.1%
Specialty
Custom Physician(3)(14)	13,222	11,600	1,622	14.0%	35,814	48,042	(12,228)	(25.5%)
NORCAL Custom Physician(4)	6,700	—	6,700	nm	7,905	—	7,905	nm
Hospitals and Facilities(5)(14)	12,802	14,610	(1,808)	(12.4%)	39,553	40,543	(990)	(2.4%)
NORCAL Hospitals and Facilities(6)	3,999	—	3,999	nm	6,386	—	6,386	nm
Senior Care(7)(14)	573	1,485	(912)	(61.4%)	6,333	5,589	744	13.3%
Reinsurance (assumed)(8)	14,612	3,736	10,876	291.1%	29,139	11,002	18,137	164.9%
Total Specialty	51,908	31,431	20,477	65.1%	125,130	105,176	19,954	19.0%
Total HCPL	172,674	104,072	68,602	65.9%	364,587	282,440	82,147	29.1%
Small Business Unit(9)	38,718	38,203	515	1.3%	84,662	81,608	3,054	3.7%
Tail Coverages(10)(14)	5,210	6,045	(835)	(13.8%)	26,666	30,052	(3,386)	(11.3%)
NORCAL Tail Coverages(11)	6,544	—	6,544	nm	8,994	—	8,994	nm
Total Professional Liability	223,146	148,320	74,826	50.4%	484,909	394,100	90,809	23.0%
Medical Technology Liability(12)	11,709	9,822	1,887	19.2%	29,887	25,926	3,961	15.3%
Other(13)	236	115	121	105.2%	618	676	(58)	(8.6%)
Total	$235,091	$158,257	$76,834	48.6%	$515,414	$420,702	$94,712	22.5%
(1) Standard Physician premium was our greatest source of premium revenues in both 2021 and 2020 and is predominantly comprised of twelve month term policies. The decrease in twelve month term policies during the 2021 three- and nine-month periods was driven by retention losses, partially offset by an increase in renewal pricing, new business written and, for the 2021 nine-month period, the conversion of twenty-four month term policies. In addition, twelve month term policies in the 2020 nine-month period included the impact of premium credits granted as a result of the COVID-19 pandemic. Retention losses during the 2021 three- and nine-month periods were largely attributable to the loss of two large policies totaling $5.9 million due to the insureds' decision to enter into captive arrangements and, for the 2021 nine-month period, the loss of two policies totaling $1.4 million due to price competition during the first quarter of 2021. Retention losses during the 2021 three- and nine-month periods also reflected our targeted state strategy to reassess our underwriting appetite in certain unprofitable states. We will continue to perform a detailed evaluation of venues, specialties and other areas to improve our underwriting results. We also continue to focus on underwriting discipline as we emphasize careful risk selection, rate adequacy, improved contract terms and a willingness to walk away from business that does not fit our goal of achieving a long-term underwriting profit. While retention during the 2021 three- and nine-month periods has recovered somewhat from the impact of our re-underwriting efforts over the past two years, it remains lower than our historical average for this line of business as we continue to reevaluate certain states and set our rates to reflect our observations of higher severity trends. Renewal pricing increases during the 2021 three- and nine-month periods reflect the rising loss cost environment and new business written reflects general market conditions. Standard Physician premium in the 2020 nine-month period also included twenty-four month term policies that were offered to physician insureds in one selected jurisdiction. We ceased offering twenty-four month term policies beginning in the second quarter of 2020, and the majority of the policies that were up for renewal in the 2021 nine-month period were renewed to twelve month term policies; however, a portion of the premium from the 2020 nine-month period related to policies that will be subject to renewal and conversion in 2022.
(2) NORCAL Standard Physician premium represents premium contributed by NORCAL since the date of acquisition and is comprised of three and twelve month term policies. NORCAL Standard Physician premium during the 2021 three- and nine-month periods was impacted by an increase in renewal pricing and, to a lesser extent, new business written, partially offset by retention losses, including the loss of one large policy during the second quarter of 2021.
(3) Custom Physician premium includes large complex physician groups, multi-state physician groups and non-standard physicians and is written primarily on an excess and surplus lines basis. The increase in Custom Physician premium during the 2021 three-month period was driven by new business written, including the addition of a $2.0 million policy, and, to a lesser extent, an increase in renewal pricing, partially offset by retention losses. In addition, the change in Custom Physician premium for the 2021 three- and nine-month periods included the impact of the dissolution of our arrangement with CAPAssurance as a result of our acquisition of NORCAL, which also resulted in the loss of a large program and two large policies in California totaling $10.2 million during the first quarter of 2021. The decrease in Custom Physician premium during the 2021 nine-month period also reflected retention losses due to our focus on underwriting discipline which resulted in the non-renewal of two large policies totaling $7.3 million and net timing differences of $1.1 million, primarily related to the prior year renewal of one policy. The decrease in Custom Physician premium during the 2021 nine-month period was partially offset by new business written, including the addition of a $1.7 million policy during the second quarter of 2021, and, to a lesser extent, an increase in renewal pricing. Renewal pricing increases for the 2021 three- and nine-month periods reflect the rising loss cost environment and new business written reflects general market conditions. The retention rate in our Custom Physician book for the 2021 three-month period improved, and we anticipate retention rates to continue to normalize going forward as we substantially completed our re-underwriting efforts as of the end of 2020. The retention rate in our Custom Physician book for the 2021 nine-month period was lower than the prior year period which also reflects the impact of the aforementioned dissolution of our arrangement with CAPAssurance, which resulted in a decrease to our Specialty retention rate of 10.2 percentage points.
(4) NORCAL Custom Physician premium represents premium contributed by NORCAL since the date of acquisition and includes large complex physician groups, multi-state physician groups and non-standard physicians and is written primarily on an excess and surplus lines basis. NORCAL Custom Physician premium during the 2021 three- and nine-month periods was impacted by retention losses, including the loss of one large policy due to price competition during the second quarter of 2021, partially offset by an increase in renewal pricing and, to a lesser extent, new business written.
(5) Hospitals and Facilities premium (which includes hospitals, surgery centers and miscellaneous medical facilities) decreased during the 2021 three- and nine-month periods as compared to the same respective periods of 2020 driven by retention losses, partially offset by an increase in renewal pricing and, to a lesser extent, new business written. Furthermore, the decrease in premium for the 2021 three-month period was partially offset by net timing differences of $1.7 million primarily related to the prior year renewal of one policy. Renewal pricing increases for the 2021 three- and nine-month periods reflect rate increases and contract modifications that we believe are appropriate given the current loss environment and new business written reflects general market conditions. Retention losses in the 2021 three- and nine-month periods were driven by the loss of a $2.0 million policy due to an insured's decision to enter into a captive arrangement and, for the 2021 nine-month period, the non-renewal of a $2.3 million policy during the second quarter due to price competition as well as our decision not to renew certain products. As we substantially completed our re-underwriting efforts on this book of business as of the end of the third quarter of 2020, retention rates have started to normalize.
(6) NORCAL Hospitals and Facilities premium represents premium contributed by NORCAL since the date of acquisition and includes hospitals, surgery centers and miscellaneous medical facilities. NORCAL Hospitals and Facilities premium during the 2021 three- and nine-month periods was impacted by an increase in renewal pricing and, to a lesser extent, new business written, partially offset by retention losses.
(7) Senior Care premium includes facilities specializing in long term residential care primarily for the elderly ranging from independent living through skilled nursing. Our Senior Care premium decreased for the 2021 three-month period as compared to the same period of 2020 driven by retention losses, partially offset by renewal pricing increases and, to a lesser extent, new business written. The increase in Senior Care premium during the 2021 nine-month period as compared to the same period of 2020 was driven by renewal pricing increases and, to a lesser extent, new business written, partially offset by retention losses. The increase in renewal pricing during the 2021 three- and nine-month periods was primarily the result of an increase in the rate charged for certain renewed policies in select states. Retention losses in the 2021 three- and nine-month periods were driven by our decision not to renew certain classes of Senior Care business based on our expectations of poor loss performance. As we completed our re-underwriting efforts on this book of business during the third quarter of 2020, retention rates have started to normalize.

(8) We offer custom alternative risk solutions including assumed reinsurance. The increase in premium during the 2021 three- and nine-month periods primarily reflected an increase premiums assumed on a quota share basis through a strategic partnership since 2016 with an international medical professional liability insurer. For 2021, we increased our participation in the original program and entered into another program with this insurer in a new international territory. We anticipate the volume of premium assumed through this partnership will continue to grow going forward. Our custom alternative risk solutions during the 2021 nine-month period also include an assumed reinsurance arrangement with a regional hospital group entered into during the first quarter of 2021, which resulted in $4.5 million of premium written, comprised of $2.3 million of retroactive premium written and fully earned and $2.2 million of prospective premium written. Furthermore, the increase in premium during the 2021 three- and nine-month periods reflected the annual renewal of this arrangement. See Note 5 of the Notes to Condensed Consolidated Financial Statements for further information on this transaction.
(9) Our Small Business Unit is primarily comprised of premium associated with podiatrists, legal professionals, dentists and chiropractors. Our Small Business Unit premium was relatively unchanged for the 2021 three-month period and increased for the 2021 nine-month period as compared to the same respective periods of 2020. The increase in premium for the 2021 nine-month period was driven by an increase in renewal pricing and new business written, partially offset by retention losses. The increase in renewal pricing during the 2021 three- and nine-month periods was primarily the result of an increase in the rate charged for certain renewed policies in select states.
(10) We offer extended reporting endorsement or "tail" coverage to insureds who discontinue their claims-made coverage with us, and we also periodically offer tail coverage through stand-alone policies. Tail coverage premiums are generally 100% earned in the period written because the policies insure only incidents that occurred in prior periods and are not cancellable. The amount of tail coverage premium written can vary significantly from period to period. The decrease during the 2021 nine-month period as compared to the same period of 2020 was primarily due to the prior year effect of a large national healthcare account that exercised its contractual option to purchase tail coverage which resulted in $14.3 million of one-time premiums written and fully earned in the second quarter of 2020. This impact was largely offset by $7.8 million of tail premium written and fully earned during the second quarter of 2021 associated with a Custom Physician policy and two large tail policies totaling $2.1 million written and fully earned during the first quarter of 2021.
(11) NORCAL Tail Coverages represent premium contributed by NORCAL since the date of acquisition and include endorsement coverages to insureds who discontinue their claims-made coverage and may also periodically include tail coverage offered through stand-alone policies. As detailed in the previous footnote, tail coverage premiums are generally 100% earned in the period written and the amount of tail coverage premium written can vary significantly from period to period. NORCAL Tail Coverages for the 2021 three- and nine-month periods included two tail policies totaling $1.7 million written and fully earned in the current period and, for the 2021 nine-month period, several individual tail policies totaling $2.5 million written and fully earned during the second quarter of 2021.
(12) Our Medical Technology Liability business is marketed throughout the U.S.; coverage is typically offered on a primary basis, within specified limits, to manufacturers and distributors of medical technology and life sciences products including entities conducting human clinical trials. In addition to the previously listed factors that affect our premium volume, our Medical Technology Liability premium is also impacted by the sales volume of insureds. Our Medical Technology Liability premium increased during the 2021 three- and nine-month periods as compared to the same respective periods of 2020 due to new business written and, to a lesser extent, an increase in renewal pricing, partially offset by retention losses. Retention losses during the 2021 three- and nine-month periods are primarily attributable to an increase in competition on terms and pricing, as well as merger activity within the industry. Renewal pricing increases during the 2021 three- and nine-month periods are primarily due to changes in the sales volume of certain insureds, including changes in exposure.
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

	Three Months Ended September 30				Nine Months Ended September 30
($ in millions)	2021	2020	Change		2021	2020	Change
Standard Physician	$—	$—	$—	nm	$2.0	$1.6	$0.4	25.0%
Custom Physician	—	—	—	nm	—	0.1	(0.1)	nm
Hospitals and Facilities	0.1	0.6	(0.5)	(83.3%)	0.1	0.7	(0.6)	(85.7%)
Senior Care	0.6	0.4	0.2	50.0%	5.2	4.2	1.0	23.8%
Tail Coverages	—	—	—	nm	0.7	—	0.7	nm
Total	$0.7	$1.0	$(0.3)	(30.0%)	$8.0	$6.6	$1.4	21.2%
Alternative market gross premiums written remained relatively unchanged during the 2021 three-month period and increased during the 2021 nine-month period as compared to the same respective periods of 2020. The increase in premium for the 2021 nine-month period was driven by renewal pricing increases, primarily due to an increase in the rate charged for one program and, to a lesser extent, the impact of tail coverages.
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
The change in renewal pricing for our Specialty P&C segment, including by major component, was as follows:

	Three Months Ended September 30	Nine Months Ended September 30
	2021	2021
Specialty P&C segment	9%	8%
HCPL
Standard Physician(1)(2)	9%	9%
Specialty(1)(2)	13%	11%
Total HCPL	10%	9%
Small Business Unit(1)	8%	6%
Medical Technology Liability(1)	8%	5%
(1) See Gross Premiums Written section for further explanation of changes in renewal pricing.
(2) Includes policies renewed by NORCAL since the date of acquisition.

New business written by major component on a direct basis was as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(In millions)	2021	2020	2021	2020
HCPL
Standard Physician(1)	$2.3	$1.1	$3.9	$2.1
Specialty(1)	6.4	4.2	18.8	7.2
Total HCPL	8.7	5.3	22.7	9.3
Small Business Unit	1.3	1.4	3.1	3.7
Medical Technology Liability	1.2	2.0	4.7	4.7
Total	$11.2	$8.7	$30.5	$17.7
(1) Includes premium contributed by NORCAL since the date of acquisition.
For our Specialty P&C segment, we calculate retention as annualized renewed premium divided by all annualized premium subject to renewal. Retention is affected by a number of factors. We may lose insureds to competitors or to alternative insurance mechanisms such as risk retention groups, captive arrangements, or self-insurance entities (often when physicians join hospitals or large group practices) or due to pricing or other issues. We may choose not to renew an insured as a result of our underwriting evaluation. Insureds may also terminate coverage because they have left the practice of medicine for various reasons, principally for retirement, death or disability, but also for personal reasons.
Retention for our Specialty P&C segment, including by major component, was as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
Specialty P&C segment	84%	81%	83%	78%
HCPL
Standard Physician(1)	85%	85%	86%	82%
Specialty(1)	69%	55%	66%	59%
Total HCPL	81%	76%	80%	74%
Small Business Unit	91%	92%	91%	90%
Medical Technology Liability	90%	85%	89%	84%
(1) Includes premium contributed by NORCAL since the date of acquisition. We are currently in the process of evaluating the NORCAL book of business and implementing ProAssurance's rigorous underwriting strategies, which will likely impact retention in future quarters.

Ceded Premiums Written
Ceded premiums represent the amounts owed to our reinsurers for their assumption of a portion of our losses. For our HCPL and Medical Technology Liability excess of loss reinsurance arrangements in effect prior to October 1, 2021, we generally retained the first $2 million in risk insured by us and ceded coverages in excess of this amount. Effective October 1, 2021, we will also retain from 0% to 5% of the next $24 million of risk for our HCPL coverages in excess of $2 million and our HCPL excess of loss reinsurance arrangements will also incorporate NORCAL policies. For the NORCAL excess of loss reinsurance arrangement in effect prior to October 1, 2021, NORCAL policies are reinsured under separate reinsurance agreements, primarily excess of loss, which have historically renewed annually on January 1. For the NORCAL excess of loss reinsurance arrangement that renewed on January 1, 2021, retention is generally the first $2 million in risk and coverages in excess of this amount are ceded up to $24 million. These changes in terms for our HCPL treaty resulted in a reduction to the gross rate paid for the treaty year effective October 1, 2021. For our Medical Technology Liability treaty which also renewed effective October 1, 2021, we will also retain 2.5% of the next $8 million of risk for coverages in excess of $2 million.
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
Ceded premiums written were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2021	2020	Change		2021	2020	Change
Excess of loss reinsurance arrangements (1)	$7,062	$9,351	$(2,289)	(24.5%)	$22,443	$26,079	$(3,636)	(13.9%)
Other shared risk arrangements (2)	6,387	11,784	(5,397)	(45.8%)	14,318	26,962	(12,644)	(46.9%)
Premium ceded to SPCs (3)	443	876	(433)	(49.4%)	7,046	5,958	1,088	18.3%
NORCAL premiums ceded since acquisition (4)	1,691	—	1,691	nm	1,758	—	1,758	nm
Other ceded premiums written	872	847	25	3.0%	2,466	2,366	100	4.2%
Total ceded premiums written	$16,455	$22,858	$(6,403)	(28.0%)	$48,031	$61,365	$(13,334)	(21.7%)
(1) We generally reinsure risks under our excess of loss reinsurance arrangements pursuant to which the reinsurers agree to assume all or a portion of all risks that we insure above our individual risk retention levels, up to the maximum individual limits offered. Premium due to reinsurers also fluctuates with the volume of written premium subject to cession under the arrangement. In certain of our excess of loss reinsurance arrangements, the premium due to the reinsurer is determined by the loss experience of that business reinsured, subject to certain minimum and maximum amounts. The decrease in ceded premiums written under our excess of loss reinsurance arrangements during the 2021 three- and nine-month periods as compared to the same respective periods of 2020 primarily reflected a decrease in the overall volume of gross premiums written subject to cession and, to a lesser extent, the reduced rate on the treaty year effective October 1, 2020.
(2) We have entered into various shared risk arrangements, including quota share, fronting, and captive arrangements, with certain large healthcare systems and other insurance entities. While we cede a large portion of the premium written under these arrangements, they provide us an opportunity to grow net premium through strategic partnerships. These arrangements primarily include our Ascension Health program and, prior to the fourth quarter of 2020, our CAPAssurance program. Our CAPAssurance program was mutually dissolved on October 1, 2020. During the first quarter of 2021, we entered into a new shared risk arrangement with a regional hospital group. The decrease in ceded premiums written under our shared risk arrangements during the 2021 three- and nine-month periods as compared to the same respective periods of 2020 was primarily due to the aforementioned dissolution of our arrangement with CAPAssurance and, to a lesser extent, a decrease in premium ceded to our Ascension Health Program, somewhat offset by the premium ceded under our new shared risk arrangement, as previously discussed.
(3) As previously discussed, as a part of our alternative market solutions, all or a portion of certain healthcare premium written is ceded to SPCs in our Segregated Portfolio Cell Reinsurance segment under either excess of loss or quota share reinsurance agreements, depending on the structure of the individual program. See the Segment Results - Segregated Portfolio Cell Reinsurance section for further discussion on the cession to the SPCs from our Specialty P&C segment. Premiums ceded to SPCs during the 2021 three-month period remained relatively unchanged and increased during the 2021 nine-month period as compared to the same respective periods of 2020. The increase in premiums ceded to SPCs during the 2021 nine-month period was driven by renewal pricing increases (see discussion in footnote 14 under the heading "Gross Premiums Written").
(4) NORCAL policies for the 2021 three- and nine-month periods were reinsured under separate reinsurance agreements, primarily excess of loss; however, these policies were incorporated into our existing HCPL excess of loss reinsurance arrangements with the October 1, 2021 renewal, as previously discussed. For NORCAL's excess of loss agreements, deposit ceded premium, as defined in the contract, is initially estimated and recorded at the inception date of the treaty, generally January 1, as an estimate of ceded premiums written for the full contract year. These estimates of ceded premiums are based on information provided by brokers and reinsurers and may be periodically adjusted as new information is received and are fully earned in the period the changes in estimates occur. NORCAL's ceded premiums written for the 2021 three- and nine-month periods related almost entirely to an increase in our estimate of premiums owed to reinsurers due to premium in excess of the deposit ceded premium under NORCAL's excess of loss reinsurance arrangement and, to a lesser extent, premium related to cyber liability coverages. The majority of ceded premiums for NORCAL's excess of loss reinsurance arrangement were recorded by NORCAL before the acquisition in their first quarter 2021 results, and were expensed pro rata throughout the contract year. However, we incorporated NORCAL policies into our existing HCPL excess of loss reinsurance arrangement with the October 1, 2021 renewal, as previously discussed, and ceded premiums will fluctuate with the volume of written premium subject to cession under the arrangement each quarter, as discussed in footnote 1 above.

Ceded Premiums Ratio
The ceded premiums ratio was as follows:

	Three Months Ended September 30			Nine Months Ended September 30
	2021	2020	Change	2021	2020	Change
Ceded premiums ratio	7.0%	14.4%	(7.4 pts)	9.3%	14.6%	(5.3 pts)
The above table reflects ceded premiums written as a percent of gross premiums written. Our ceded premiums ratio for the 2021 three- and nine-month periods was impacted by the inclusion of NORCAL ceded and written premiums since the date of acquisition, which accounted for 2.1 and 1.7 percentage points, respectively, of the decrease in the ratio as the majority of ceded premiums for NORCAL's excess of loss reinsurance arrangements were recorded before the acquisition, as previously discussed. Excluding the impact of the NORCAL acquisition, our ceded premium ratio for the 2021 three- and nine-month periods decreased 5.3 and 3.6 percentage points, respectively, as compared to the same respective periods of 2020 driven by a decrease in premiums ceded under our shared risk arrangements. The decrease in our ceded premium ratio for the 2021 nine-month period was partially offset by the effect of a large national healthcare account tail policy written premium during the second quarter of 2020. See further discussion on NORCAL ceded premiums and our shared risk arrangements above under the heading "Ceded Premiums Written."
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
Net premiums earned were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2021	2020	Change		2021	2020	Change
Gross premiums earned	$221,956	$137,044	$84,912	62.0%	$540,489	$421,614	$118,875	28.2%
Less: Ceded premiums earned	18,240	19,195	(955)	(5.0%)	52,526	56,309	(3,783)	(6.7%)
Net premiums earned	$203,716	$117,849	$85,867	72.9%	$487,963	$365,305	$122,658	33.6%
Gross premiums earned during the 2021 three- and nine-month periods included additional earned premiums of approximately $88.1 million and $138.8 million, respectively, from our acquisition of NORCAL. Of that amount of earned premium, approximately $59.4 million and $122.2 million, respectively, was associated with NORCAL policies written prior to our acquisition. We expect NORCAL policies to contribute approximately $70 million to $90 million of additional gross premiums earned over the remainder of 2021. Excluding premiums associated with the NORCAL acquisition, gross premiums earned decreased $3.2 million and $19.9 million, respectively, during the 2021 three- and nine-month periods as compared to the same respective periods of 2020 driven by the pro rata effect of a decrease in the volume of written premium during the preceding twelve months, predominantly in our Specialty line of business, due to our re-underwriting efforts and, to a lesser extent, the dissolution of our arrangement with CAPAssurance. The decrease in gross premiums earned in the 2021 three- and nine-month periods also reflected premium adjustments related to loss sensitive policies which decreased earned premium by $0.9 million and $0.1 million for the 2021 three- and nine-month periods, respectively, as compared to an increase in earned premium of $2.3 million and $2.6 million for the same respective periods of 2020. In addition, the decrease during the 2021 nine-month period reflected the prior year effect of a large national healthcare account that exercised its contractual option to purchase tail coverage which resulted in $14.3 million of one-time premiums written and fully earned during the second quarter of 2020 (see previous discussion in footnote 10 under the heading "Gross Premiums Written"). The decrease in gross premiums earned during the 2021 nine-month period was partially offset by tail premium associated with a Custom Physician policy, which resulted in $7.8 million of one-time written and fully earned during the second quarter of 2021 (see previous discussion in footnote 10 under the heading "Gross Premiums Written") and $2.3 million of retroactive premium written and fully earned associated with an assumed reinsurance program (see previous discussion in footnote 8 under the heading "Gross Premiums Written").

Ceded premiums earned during the 2021 three- and nine-month periods included additional ceded premium of approximately $5.2 million and $7.5 million, respectively, from our acquisition of NORCAL, which is primarily attributable to NORCAL's excess of loss reinsurance arrangement and the effect of an adjustment made during the current period to ceded premiums owed under this arrangement (see previous discussion in footnote 4 under the heading "Ceded Premiums Written"). We expect NORCAL to contribute approximately $2 million to $4 million of additional ceded premiums earned over the remainder of 2021 under our HCPL excess of loss reinsurance arrangements (see previous discussion in footnote 4 under the heading "Ceded Premiums Written"). Excluding ceded premiums from our NORCAL acquisition, ceded premiums earned decreased $6.2 million and $11.3 million during the 2021 three- and nine-month periods, respectively, as compared to the same respective periods of 2020 driven by the pro rata effect of a decrease in premium ceded under our shared risk and excess of loss arrangements during the preceding twelve months.
Losses and Loss Adjustment Expenses
The determination of calendar year losses involves the actuarial evaluation of incurred losses for the current accident year and the actuarial re-evaluation of incurred losses for prior accident years, including an evaluation of the reserve amounts required for ECO/XPL losses. As part of the review of our prior accident year reserves, we also make estimates of expected losses and associated recoveries for prior year ceded losses under certain loss sensitive reinsurance agreements. This analysis may result in changes to estimates of premiums owed under reinsurance agreements for prior accident years which impact net premiums earned (the denominator of the net loss ratio) in the period the adjustment is made. No such adjustments were made during the three and nine months ended September 30, 2021 or 2020. See previous discussion under the heading "Ceded Premiums Written" for additional information.
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

	Net Loss Ratios (1)
	Three Months Ended September 30				Nine Months Ended September 30
	2021	2020	Change		2021	2020	Change
Calendar year net loss ratio	86.6%	87.4%	(0.8	pts)	85.6%	102.2%	(16.6	pts)
Less impact of prior accident years on the net loss ratio	(3.4%)	(2.4%)	(1.0	pts)	(4.1%)	(5.7%)	1.6	pts
Current accident year net loss ratio (2)	90.0%	89.8%	0.2	pts	89.7%	107.9%	(18.2	pts)
(1)Net losses, as specified, divided by net premiums earned.
(2)Our current accident year net loss ratio (as shown in the table above) increased by 0.2 percentage points during the three months ended September 30, 2021 and decreased 18.2 percentage points during the nine months ended September 30, 2021 as compared to the same respective periods of 2020. The change in our current accident year net loss ratio in each period was primarily attributable to the following:

(In percentage points)	Increase (Decrease) 2021 versus 2020
	Comparative three-month period	Comparative nine-month period
Estimated ratio increase (decrease) attributable to:
NORCAL Operations	5.7 pts	3.2 pts
NORCAL Acquisition - Purchase Accounting Adjustment	(2.1 pts)	(1.2 pts)
Premium adjustments on loss sensitive policies	2.5 pts	0.7 pts
Large National Healthcare Account	— pts	(12.3 pts)
COVID-19 IBNR Reserve	— pts	(2.9 pts)
Custom Physician Tail Policy	— pts	(0.5 pts)
All other, net	(5.9 pts)	(5.2 pts)
Increase (decrease) in current accident year net loss ratio	0.2 pts	(18.2 pts)
Excluding the impact of the items specifically identified in the table above, our current accident year net loss ratios for the three and nine months ended September 30, 2021 improved 5.9 and 5.2 percentage points, respectively, driven by decreases to certain loss ratios during the first quarter of 2021 in our Standard Physician and Specialty lines of business as we continue to recognize the beneficial impacts of our re-underwriting efforts and focus on rate adequacy. In addition, our current accident year net loss ratios for the three and nine months ended September 30, 2021 reflected an additional reduction in certain loss ratios in our Standard Physician line of business during the third quarter of 2021 related to favorable frequency trends.
Loss ratios associated with NORCAL policies were higher than the average for our other books of business in this segment, which increased our current accident year net loss ratios for the three and nine months ended September 30, 2021 by 5.7 and 3.2 percentage points, respectively. However, we are currently in the process of evaluating the NORCAL book of business and implementing ProAssurance's rigorous underwriting strategies. Also as a result of our acquisition of NORCAL, our current accident year net loss ratios for the three and nine months ended September 30, 2021 were impacted by amortization of the negative VOBA associated with NORCAL's assumed unearned premium which is recorded as a reduction to current accident year net losses and accounted for a 2.1 and 1.2 percentage point decrease, respectively, in our current period ratios. See Note 2 of the Notes to Condensed Consolidated Financial Statements for additional information on the NORCAL acquisition and the related purchase accounting adjustments. In addition, our current accident year net loss ratios for the three and nine months ended September 30, 2021 were impacted by changes in premium adjustments related to loss sensitive policies which increased the current period ratios as compared to the same periods of 2020 by 2.5 and 0.7 percentage points, respectively (see previous discussion under the heading "Net Premiums Earned"). For the nine months ended September 30, 2021, our current accident year net loss ratio was also impacted by a Custom Physician tail policy ($7.8 million of net premiums earned recorded with a lower loss ratio than the segment's average initial loss ratio), which accounted for 0.5 percentage points of the decrease in the 2021 nine-month period ratio as compared to the prior year period. For the nine months ended September 30, 2020, our current accident year net loss ratio was higher due to the effect of a large national healthcare account, net of the impact of related PDR amortization, which accounted for 12.3 percentage points of the decrease in the 2021 nine-month period ratio as compared to the prior year period. In addition, our current accident year net loss ratio for the nine months ended September 30, 2020 was impacted by a $10 million IBNR reserve we recorded during the second quarter of 2020 for COVID-19 which accounted for 2.9 percentage points of the decrease in the 2021 nine-month period ratio as compared to the prior year period.
We re-evaluate our previously established reserve each quarter based upon the most recently completed actuarial analysis supplemented by any new analysis, information or trends that have emerged since the date of that study. We also take into account currently available industry trend information. We observed a reduction in claims frequency in 2020 that has continued into 2021, some of which is likely associated with the COVID-19 pandemic. Given the consistent and prolonged nature of these favorable trends we began to recognize some of these favorable frequency trends in our HCPL current accident year reserve during the third quarter of 2021.We continue to remain cautious in recognizing these favorable trends due to the long-tailed nature of our HCPL claims as well as the uncertainty surrounding the length and severity of the pandemic.
We recognized net favorable prior accident year reserve development of $6.8 million and $20.0 million during the three and nine months ended September 30, 2021, respectively, as compared to $2.9 million and $20.7 million during the same respective periods of 2020. Development recognized during the three and nine months ended September 30, 2021 principally related to accident years 2017 through 2020. Development recognized during the three and nine months ended September 30, 2020 principally related to accident years 2014 through 2018. Net favorable prior accident year reserve development recognized for the three and nine months ended September 30, 2021 included a $1.0 million reduction in our IBNR reserve for COVID-19. In addition, net favorable prior accident year reserve development recognized included a reduction in our reserve for potential ECO/XPL claims of $0.4 million for the three months ended September 30, 2021 and an increase for potential ECO/XPL claims of $1.0 million for the nine months ended September 30, 2021 as compared to a reduction in this same reserve of $0.4 million and $3.2 million during the same respective periods of 2020. Furthermore, favorable development recognized during the three and nine months ended September 30, 2021 included $2.9 million and $5.0 million, respectively, related to the amortization of the purchase accounting fair value adjustment on NORCAL's assumed net reserve and amortization of the negative VOBA associated with NORCAL's DDR reserve which is recorded as a reduction to prior accident year net losses and loss adjustment expenses. We have not recognized any development related to NORCAL's prior accident year reserves since the date of acquisition.
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
Underwriting, Policy Acquisition and Operating Expenses
Our Specialty P&C segment underwriting, policy acquisition and operating expenses, including NORCAL expenses since the date of acquisition, were comprised as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2021	2020	Change		2021	2020	Change
DPAC amortization	$16,145	$13,101	$3,044	23.2%	$42,328	$40,652	$1,676	4.1%
Management fees	1,159	1,838	(679)	(36.9%)	3,015	4,928	(1,913)	(38.8%)
Other underwriting and operating expenses	18,843	13,135	5,708	43.5%	46,026	37,314	8,712	23.3%
Total	$36,147	$28,074	$8,073	28.8%	$91,369	$82,894	$8,475	10.2%
DPAC amortization for the 2021 three- and nine-month periods included approximately $3.2 million and $4.1 million, respectively, of DPAC amortization associated with NORCAL policies written subsequent to our acquisition; however, this level of DPAC amortization is approximately $5.5 million and $11.8 million lower, respectively, than would be considered normal for the period of time post-acquisition due to the application of GAAP purchase accounting rules whereby the capitalized policy acquisition costs for policies written prior to the acquisition date were written off rather than being expensed pro rata over the remaining term of the associated policies (see Note 2 of the Notes to Condensed Consolidated Financial Statements for more information). Excluding NORCAL, DPAC amortization was relatively unchanged for the 2021 three-month period and decreased for the 2021 nine-month period as compared to the same respective periods of 2020. The decrease in DPAC amortization, excluding NORCAL, during the 2021 nine-month period was driven by a decrease in earned premium, excluding the effect of the premium earned from tail policies as there is typically minimal deferred acquisition costs associated with tail premium (see discussion on tail premium under the heading "Gross Premiums Written"). In addition, the decrease reflected a decrease in compensation-related expenses driven by a reduction in headcount as a result of the 2020 organizational restructuring and a decrease in premium taxes due to a lower volume of premium written. Partially offsetting the decrease in DPAC amortization for the 2021 nine-month period was a decrease in ceding commission income, which is an offset to expense, from certain of our shared risk arrangements.
Management fees are charged pursuant to a management agreement by the Corporate segment to the operating subsidiaries within our Specialty P&C segment, excluding the acquired operating subsidiaries of NORCAL, for services provided based on the extent to which services are provided to the subsidiary and the amount of premium written by the subsidiary. Fluctuations in the amount of premium written by each subsidiary can result in corresponding variations in the management fee charged to each subsidiary during a particular period. Due to organizational structure enhancements in our Specialty P&C segment during 2020, the extent to which services are provided by the Corporate segment to the operating subsidiaries within the segment decreased effective January 1, 2021. Accordingly, we reduced the fee charged to the operating subsidiaries during the 2021 three- and nine-month periods.
Other underwriting and operating expenses increased during the 2021 three- and nine-month periods primarily due to the addition of approximately $5.3 million and $6.9 million, respectively, of expenses contributed by NORCAL since the date of acquisition and higher amounts accrued for performance-related incentive plans due to our improved combined ratio and other performance metrics. In addition, the increase during the 2021 nine-month period reflected an increase in amortization related to new software placed into service during the second quarter of 2020. These increases in expenses during the 2021 three- and nine-month periods were partially offset by lower operating expenses in the 2021 three- and nine-month periods resulting from the operational and structural changes implemented over the past year and a half as well as the effect of $1.5 million and $3.4 million, respectively, of one-time expenses incurred during the prior year periods. One-time expenses in both the 2020 three- and nine-month periods were mainly comprised of early retirement benefits granted to certain employees during the third quarter of 2020. The remaining one-time costs were primarily expenses associated with the restructuring of our HCPL field office organization, largely during the first half of 2020, consisting of employee severance charges and lease exit costs due to a reduction in physical office locations. The remaining variance in other underwriting and operating expenses for the 2021 three- and nine-month periods as compared to the same respective periods of 2020 was comprised of individually insignificant components.
Underwriting Expense Ratio (the Expense Ratio)
Our expense ratio for the Specialty P&C segment was as follows:

	Three Months Ended September 30				Nine Months Ended September 30
	2021	2020	Change		2021	2020	Change
Underwriting expense ratio	17.7%	23.8%	(6.1	pts)	18.7%	22.7%	(4.0	pts)
The change in our expense ratio for the 2021 three- and nine-month periods as compared to the same respective periods of 2020 was primarily attributable to the following:

Increase (Decrease) 2021 versus 2020
(In percentage points)	Comparative three-month period	Comparative nine-month period
Estimated ratio increase (decrease) attributable to:
Change in Net Premiums Earned and DPAC amortization(1)	(0.4 pts)	(0.4 pts)
NORCAL Operations	(5.2 pts)	(3.8 pts)
One-time Expenses	(1.3 pts)	(1.0 pts)
Large National Healthcare Account Tail Premium(2)	— pts	0.9 pts
Custom Physician Tail Premium(2)	— pts	(0.5 pts)
All other, net	0.8 pts	0.8 pts
Decrease in the underwriting expense ratio	(6.1 pts)	(4.0 pts)
(1) Excludes premium and DPAC amortization contributed by NORCAL since the date of acquisition (see Note 2 of the Notes to Condensed Consolidated Financial Statements for additional information) as well as $7.8 million of premium in the 2021 nine-month period associated with a Custom Physician tail policy and $14.3 million of premium in the 2020 nine-month period associated with a large national healthcare account tail policy. In addition, excludes certain one-time expenses included in DPAC amortization in the 2020 three- and nine-month periods of $0.3 million and $0.6 million, respectively.

(2) See previous discussion under the heading "Gross Premiums Written."
Our underwriting expense ratios for the 2021 three- and nine-month periods were impacted by our acquisition of NORCAL. The additional expenses of NORCAL of approximately $8.5 million and $11.0 million for the 2021 three- and nine-month periods, respectively, had a nominal effect on the ratio as it was more than offset by the effect on the ratio of net premiums earned of $82.9 million and $131.4 million, respectively, contributed by NORCAL which decreased our Specialty P&C segment expense ratio for the 2021 three- and nine-month periods by 5.2 and 3.8 percentage points, respectively. However, as previously discussed, DPAC amortization associated with NORCAL recorded during the 2021 three- and nine-month periods was lower than would be considered normal due to the application of GAAP purchase accounting rules. Normalizing this amortization would have increased our expense ratio for the 2021 three- and nine-month periods by an estimated 2.7 and 2.4 percentage points, respectively. Excluding the impact of NORCAL and the remaining items identified in the table above, our expense ratios for both the 2021 three- and nine-month periods increased by 0.8 percentage points primarily due to the impact of higher amounts accrued for performance-related incentive plans, partially offset by decreased operating expenses resulting from the operational and structural changes implemented over the past year and a half, as well as the aforementioned reduction to the management fee charged by the Corporate segment.

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

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2021	2020	Change		2021	2020	Change
Net premiums written	$46,702	$44,758	$1,944	4.3%	$134,370	$135,370	$(1,000)	(0.7%)

Net premiums earned	$42,235	$42,516	$(281)	(0.7%)	$122,872	$129,437	$(6,565)	(5.1%)
Other income	437	441	(4)	(0.9%)	1,730	1,717	13	0.8%
Net losses and loss adjustment expenses	(31,364)	(26,455)	(4,909)	18.6%	(85,323)	(84,648)	(675)	0.8%
Underwriting, policy acquisition and operating expenses	(13,521)	(14,983)	1,462	(9.8%)	(38,519)	(42,604)	4,085	(9.6%)
Segment results	$(2,213)	$1,519	$(3,732)	(245.7%)	$760	$3,902	$(3,142)	(80.5%)

Net loss ratio	74.3%	62.2%	12.1 pts		69.4%	65.4%	4.0 pts
Underwriting expense ratio	32.0%	35.2%	(3.2 pts)		31.3%	32.9%	(1.6 pts)

Premiums Written
Our workers’ compensation premium volume is driven by five primary factors: (1) the amount of new business written, (2) retention of our existing book of business, (3) premium rates charged on our renewal book of business, (4) changes in payroll exposure and (5) audit premium.
Gross, ceded and net premiums written were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2021	2020	Change		2021	2020	Change
Gross premiums written	$64,594	$62,996	$1,598	2.5%	$194,767	$199,447	$(4,680)	(2.3%)
Less: Ceded premiums written	17,892	18,238	(346)	(1.9%)	60,397	64,077	(3,680)	(5.7%)
Net premiums written	$46,702	$44,758	$1,944	4.3%	$134,370	$135,370	$(1,000)	(0.7%)

Gross Premiums Written
Gross premiums written by product were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2021	2020	Change		2021	2020	Change
Traditional business:
Guaranteed cost	$42,368	$40,540	$1,828	4.5%	$113,429	$117,651	$(4,222)	(3.6%)
Policyholder dividend	3,560	4,057	(497)	(12.3%)	17,820	17,233	587	3.4%
Deductible	1,641	1,642	(1)	(0.1%)	4,080	4,120	(40)	(1.0%)
Retrospective(1)	447	308	139	45.1%	3,107	1,646	1,461	88.8%
Other	1,743	1,741	2	0.1%	5,049	5,208	(159)	(3.1%)
Alternative market business(2)	14,835	15,138	(303)	(2.0%)	52,492	54,879	(2,387)	(4.3%)
Change in EBUB estimate	—	(430)	430	nm	(1,210)	(1,290)	80	(6.2%)
Total	$64,594	$62,996	$1,598	2.5%	$194,767	$199,447	$(4,680)	(2.3%)
(1) The change in retrospectively-rated policies included an adjustment that decreased premium by $0.1 million and $0.4 million for the three and nine months ended September 30, 2021, respectively, as compared to adjustments that increased premium by $0.1 million and decreased premium by $1.6 million for the same respective periods of 2020.
(2) A majority of alternative market premiums are ceded to SPCs in our Segregated Portfolio Cell Reinsurance segment. See further discussion on alternative market gross premiums written in our Segment Operating Results - Segregated Portfolio Cell Reinsurance section under the heading "Gross Premiums Written" that follows.
Gross premiums written increased during the three months ended September 30, 2021 as compared to the same period of 2020, reflecting an improvement in audit premium, renewal retention and renewal rate changes, partially offset by a decrease in new business. Policy audits processed during the 2021 three-month period resulted in audit premium returned to policyholders totaling $0.2 million as compared to $1.1 million during the same period of 2020. Additionally, the 2020 three-month period included a reduction in the EBUB estimate totaling $0.4 million. Renewal rate retention was 88% for the 2021 three-month period as compared to 86% for same period of 2020. The renewal rate was unchanged for the 2021 three-month period as compared to a decrease of 3% for the same period of 2020. New business written decreased $3.1 million in the 2021 three-month period as compared to the same period of 2020, reflecting the competitive market conditions. New business submissions in the 2021 three-month period were 17% lower than the same period of 2020.
Gross premiums written decreased during the nine months ended September 30, 2021 as compared to the same period of 2020, primarily reflecting a decrease in audit premium and new business, partially offset by improvement in both renewal retention and renewal rate changes. Policy audits processed during the 2021 nine-month period resulted in audit premium returned to policyholders totaling $2.0 million as compared to a nominal amount for the same period in 2020. We reduced our EBUB estimate by $1.2 million for the 2021 nine-month period as compared to $1.3 million for the same period in 2020. The decrease in audit premium processed as well as the reduction of our EBUB estimate for the 2021 nine-month period, primarily reflected the impact of COVID-19 on both actual and expected final payroll audits for policies written prior to the onset of the pandemic in 2020. Renewal rate retention was 88% for 2021 nine-month period as compared to 85% for the same period of 2020. The 2020 nine-month period renewal retention was impacted by the reduction in premium funding for a large alternative market program. Renewal rate decreased 2% during the 2021 nine-month period as compared to 4% during the same period of 2020. New business written decreased $5.2 million during the 2021 nine-month period as compared to the same respective period of 2020, reflecting the competitive market conditions. New business submissions in the 2021 nine-month period were 16% lower than the same period of 2020.
We retained 100% of the eighteen (three in the third quarter) workers’ compensation alternative market programs that were up for renewal during the nine months ended September 30, 2021.

New business, audit premium, renewal retention and renewal price changes for our traditional business and the alternative market business are shown in the table below:

	Three Months Ended September 30
	2021			2020
($ in millions)	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results
New business	$3.5	$0.8	$4.3	$6.2	$1.2	$7.4
Audit premium (excluding EBUB)	$(0.1)	$(0.1)	$(0.2)	$(0.8)	$(0.3)	$(1.1)
Retention rate (1)	87%	93%	88%	84%	90%	86%
Change in renewal pricing (2)	1%	(2%)	—%	(3%)	(1%)	(3%)

	Nine Months Ended September 30
	2021			2020
($ in millions)	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results
New business	$15.5	$2.3	$17.8	$20.0	$3.0	$23.0
Audit premium (excluding EBUB)	$(2.3)	$0.3	$(2.0)	$0.5	$(0.5)	$—
Retention rate (1)	87%	90%	88%	85%	83%	85%
Change in renewal pricing (2)	(1%)	(4%)	(2%)	(4%)	(4%)	(4%)

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

Ceded Premiums Written
Ceded premiums written were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2021	2020	Change		2021	2020	Change
Premiums ceded to SPCs	$14,801	$15,057	$(256)	(1.7%)	$49,409	$52,110	$(2,701)	(5.2%)
Premiums ceded to external reinsurers	3,290	3,154	136	4.3%	9,476	9,610	(134)	(1.4%)
Premiums ceded to unaffiliated captive insurer	34	81	(47)	(58.0%)	3,083	2,769	314	11.3%
Change in return premium estimate under external reinsurance	(55)	200	(255)	(127.5%)	(550)	247	(797)	(322.7%)
Estimated revenue share under external reinsurance	(178)	(254)	76	(29.9%)	(1,021)	(659)	(362)	54.9%
Total ceded premiums written	$17,892	$18,238	$(346)	(1.9%)	$60,397	$64,077	$(3,680)	(5.7%)
Premiums ceded to SPCs represent alternative market business that is ceded under 100% quota share reinsurance agreements to the SPCs in our Segregated Portfolio Cell Reinsurance segment. Premiums ceded to unaffiliated captive insurer represent alternative market business for one program that is ceded under a 100% quota share reinsurance agreement. Alternative market premiums written decreased for the 2021 three- and nine-month periods, which resulted in lower premium ceded to SPCs. See further discussion on alternative market gross premiums written in our Segment Operating Results - Segregated Portfolio Cell Reinsurance section under the heading "Gross Premiums Written" that follows.
Under our external reinsurance agreement for traditional business, we retain the first $0.5 million in risk insured by us and cede losses in excess of this amount on each loss occurrence under our primary external reinsurance treaty, subject to an AAD, equal to 3.5% of ceded earned premium for the treaty year effective May 1, 2021. Per our reinsurance agreements, we cede premiums related to our traditional business on an earned premium basis. The increase in premiums ceded to external reinsurers during the 2021 three-month period primarily reflected the increase in reinsurance rates effective May 1, 2021. The decrease in premiums ceded to external reinsurers during the 2021 nine-month period primarily reflected lower earned premium, partially offset by the increase in reinsurance rates.
Changes in the return premium estimate reflected adjustments to our estimate of expected future recovery of ceded premium based on the underlying loss experience of our reinsurance contracts that include a provision for return premium. We increased our estimate of return premium by $0.1 million and $0.6 million during the 2021 three- and nine-month periods as compared to a decrease of $0.2 million during the same respective periods in 2020. The change in estimated return premium for the 2021 three- and nine-month periods primarily reflected favorable prior year loss development on previously reported reinsured claims.
Our reinsurance program includes a revenue share agreement with our reinsurance broker under which we participate and receive a percentage of the brokerage revenue above an agreed upon minimum retention. The revenue share estimate is based on premium ceded under the reinsurance contract.
Ceded Premiums Ratio
Ceded premiums ratio was as follows:

	Three Months Ended September 30				Nine Months Ended September 30
	2021	2020	Change		2021	2020	Change
Ceded premiums ratio, as reported	31.8%	32.3%	(0.5	pts)	32.2%	32.5%	(0.3	pts)
Less the effect of:
Premiums ceded to SPCs (100%)	23.4%	24.1%	(0.7	pts)	24.6%	24.5%	0.1	pts
Retrospective premium adjustments	—%	—%	—	pts	—%	0.1%	(0.1	pts)
Premiums ceded to unaffiliated captive insurers (100%)	1.6%	1.4%	0.2	pts	1.7%	1.4%	0.3	pts
Change in EBUB	—%	0.1%	(0.1	pts)	—%	0.1%	(0.1	pts)
Change in return premium estimate under external reinsurance	(0.1%)	0.4%	(0.5	pts)	(0.4%)	0.1%	(0.5	pts)
Estimated revenue share	(0.4%)	(0.6%)	0.2	pts	(0.8%)	(0.5%)	(0.3	pts)
Assumed premiums earned (not ceded to external reinsurers)	(0.3%)	(0.2%)	(0.1	pts)	(0.2%)	(0.2%)	—	pts
Ceded premiums ratio (related to external reinsurance), less the effects of above	7.6%	7.1%	0.5	pts	7.3%	7.0%	0.3	pts
The above table reflects traditional ceded premiums earned as a percent of traditional gross premiums earned. As discussed above, we cede premiums in our traditional business to external reinsurers on an earned premium basis. The increase in the ceded premiums ratio for the three and nine months ended September 30, 2021 as compared to the same respective periods in 2020 primarily reflected an increase in reinsurance rates.
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
Net premiums earned were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2021	2020	Change		2021	2020	Change
Gross premiums earned	$61,964	$62,807	$(843)	(1.3%)	$181,306	$191,849	$(10,543)	(5.5%)
Less: Ceded premiums earned	19,729	20,291	(562)	(2.8%)	58,434	62,412	(3,978)	(6.4%)
Net premiums earned	$42,235	$42,516	$(281)	(0.7%)	$122,872	$129,437	$(6,565)	(5.1%)

Net premiums earned were relatively unchanged during the three months ended September 30, 2021 as compared to the same period in 2020, which primarily reflected the pro rata effect of a reduction in net premiums written during the preceding twelve months, partially offset by improvement in audit premium results and the impact of the reduction in the EBUB estimate totaling $0.4 million in the prior year period. The decrease in net premiums earned during the nine months ended September 30, 2021 as compared to the same period in 2020 primarily reflected the pro rata effect of a reduction in net premiums written during the preceding twelve months and a decrease in audit premium, partially offset by a decrease in negative premium adjustments under retrospectively-rated policies and an increase in the revenue share and return premium estimates under our reinsurance contract.
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

	Three Months Ended September 30				Nine Months Ended September 30
	2021	2020	Change		2021	2020	Change
Calendar year net loss ratio	74.3%	62.2%	12.1	pts	69.4%	65.4%	4.0	pts
Less impact of prior accident years on the net loss ratio	(3.5%)	(4.7%)	1.2	pts	(4.6%)	(3.8%)	(0.8	pts)
Current accident year net loss ratio	77.8%	66.9%	10.9	pts	74.0%	69.2%	4.8	pts
During the third quarter of 2021, reported loss activity increased for the current accident year in relation to prior years and management expectations and, as a result, we increased our full-year 2021 accident year loss ratio to 74.0%, from 72.0% as of June 30, 2021. The higher claim activity is attributable to the current pandemic conditions and the impact of workers returning to full employment with the easing of pandemic-related restrictions in our operating territories, including the impact of labor shortages on the existing workforce. In addition, the increase in the current accident year net loss ratio for the 2021 nine-month period reflected the continuation of intense price competition and the resulting renewal rate decreases as well as the effect of lower net premiums earned driven by a reduction in audit premium and a reduction in our EBUB estimate, as previously discussed. As a result of the COVID-19 pandemic, legislative and regulatory bodies in certain states have changed or are considering changes to compensability requirements and presumptions for certain types of workers related to COVID-19 claims. Such changes could have an adverse impact on the frequency and severity related to COVID-19 claims.
Calendar year incurred losses (excluding IBNR) in excess of our per occurrence reinsurance retention, before consideration of the AAD (see previous discussion under the heading "Ceded Premiums Written"), increased $3.9 million and $7.4 million for the three and nine months ended September 30, 2021, respectively, as compared to the same periods of 2020. Current accident year ceded incurred losses totaled $0.9 million and $3.9 million for the 2021 three- and nine-month periods, respectively, as compared to $0.4 million for the 2020 nine-month period. We retained calendar year incurred losses in excess of our per occurrence retention totaling $1.4 million and $4.2 million for the three and nine months ended September 30, 2021, respectively, which reflected losses within the AAD.
We recognized net favorable prior year development related to our previously established reserve of $1.5 million and $5.6 million for the three and nine months ended September 30, 2021, respectively, as compared to $2.0 million and $5.0 million for the same respective periods of 2020. The net favorable prior year reserve development for the three and nine months ended September 30, 2021 and 2020 reflected overall favorable trends in claim closing patterns. Net favorable development for the 2021 three and nine months ended was primarily related to the 2017 accident year and prior and, to a lesser extent, the 2019 accident year. Net favorable development for the 2020 three-month period was primarily related to the 2013 and 2015 accident years and accident years prior to 2010. Net favorable development for the 2020 nine-month period was primarily related to the 2013 through 2016 accident years and accident years prior to 2010.

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
Our Workers' Compensation Insurance segment underwriting, policy acquisition and operating expenses were comprised as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2021	2020	Change		2021	2020	Change
DPAC amortization	$7,464	$8,410	$(946)	(11.2%)	$21,454	$23,547	$(2,093)	(8.9%)
Management fees	485	476	9	1.9%	1,461	1,505	(44)	(2.9%)
Other underwriting and operating expenses	8,611	9,974	(1,363)	(13.7%)	25,205	28,689	(3,484)	(12.1%)
Policyholder dividend expense	329	157	172	109.6%	831	779	52	6.7%
SPC ceding commission offset	(3,368)	(4,034)	666	(16.5%)	(10,432)	(11,916)	1,484	(12.5%)
Total	$13,521	$14,983	$(1,462)	(9.8%)	$38,519	$42,604	$(4,085)	(9.6%)
The decrease in DPAC amortization for the three and nine months ended September 30, 2021 as compared to the same respective periods in 2020 primarily reflected the decrease in net premiums earned, as previously discussed.
The decrease in other underwriting and operating expenses for the three and nine months ended September 30, 2021 as compared to the same respective periods of 2020 primarily reflected a decrease in compensation-related costs driven by a reduction in headcount as a result of the 2020 organizational restructuring, a reduction in our allowance for expected credit losses and, for the 2021 nine-month period, a decrease in travel-related costs related to the COVID-19 pandemic, partially offset by an increase in expenses related to our policy administration and claim system implementation project. Additionally, the decrease in other underwriting and operating expenses for the three and nine months ended September 30, 2021 as compared to the same respective periods of 2020 reflected the prior year effect of one-time costs of $0.9 million primarily comprised of employee severance costs associated with the restructuring of our workers' compensation business during the third quarter of 2020.
As previously discussed, alternative market premiums written by our Workers' Compensation Insurance segment are 100% ceded, less a ceding commission, to either the SPCs in our Segregated Portfolio Cell Reinsurance segment or, to a limited extent, an unaffiliated captive insurer. The ceding commission consists of an amount for fronting fees, cell rental fees, commissions, premium taxes and risk management fees. The fronting fees, commissions, premium taxes and risk management fees are recorded as an offset to underwriting, policy acquisition and operating expenses. Cell rental fees are recorded as a component of other income and claims administration fees are recorded as ceded ULAE. The decrease in SPC ceding commissions earned for the three and nine months ended September 30, 2021 as compared to the same respective periods of 2020, primarily reflected the decrease in alternative market ceded earned premium.

Underwriting Expense Ratio (the Expense Ratio)
The underwriting expense ratio included the impact of the following:

	Three Months Ended September 30				Nine Months Ended September 30
	2021	2020	Change		2021	2020	Change
Underwriting expense ratio, as reported	32.0%	35.2%	(3.2	pts)	31.3%	32.9%	(1.6	pts)
Less estimated ratio increase (decrease) attributable to:
Impact of ceding commissions received from SPCs	3.3%	2.6%	0.7	pts	3.1%	3.1%	—	pts
Retrospective premium adjustment	—%	—%	—	pts	0.1%	0.3%	(0.2	pts)
Impact of audit premium	0.1%	0.7%	(0.6	pts)	0.6%	0.3%	0.3	pts
Change in return premium estimate under external reinsurance	—%	—%	—	pts	(0.1%)	—%	(0.1	pts)
Estimated revenue share	(0.1%)	(0.1%)	—	pts	(0.2%)	(0.1%)	(0.1	pts)
Underwriting expense ratio, less listed effects	28.7%	32.0%	(3.3	pts)	27.8%	29.3%	(1.5	pts)
Excluding the items noted in the table above, the expense ratio decreased for the three and nine months ended September 30, 2021, primarily reflecting the reduction in various operating expenses and the prior year effect of the one-time costs during the third quarter of 2020, as discussed above, partially offset by the decrease in net premiums earned.

Segment Results - Segregated Portfolio Cell Reinsurance
The Segregated Portfolio Cell Reinsurance segment includes the results (underwriting profit or loss, plus investment results, net of U.S. federal income taxes) of SPCs at Inova Re and Eastern Re, our Cayman Islands SPC operations, as discussed in Note 15 of the Notes to Condensed Consolidated Financial Statements. SPCs are segregated pools of assets and liabilities that provide an insurance facility for a defined set of risks. Assets of each SPC are solely for the benefit of that individual cell and each SPC is solely responsible for the liabilities of that individual cell. Assets of one SPC are statutorily protected from the creditors of the others. Each SPC is owned, fully or in part, by an agency, group or association and the results of the SPCs are attributable to the participants of that cell. We participate to a varying degree in the results of selected SPCs and, for the SPCs in which we participate, our participation interest ranges from a low of 20% to a high of 85%. SPC results attributable to external cell participants are reported as an SPC dividend (expense) income in our Segregated Portfolio Cell Reinsurance segment. In addition, our Segregated Portfolio Cell Reinsurance segment includes the investment results of the SPCs as the investments are solely for the benefit of the cell participants and investment results attributable to external cell participants are reflected in the SPC dividend (expense) income. As of September 30, 2021, there were 27 (3 inactive) SPCs. The SPCs assume workers' compensation insurance, healthcare professional liability insurance or a combination of the two from our Workers' Compensation Insurance and Specialty P&C segments. As of September 30, 2021, there were two SPCs that assumed both workers' compensation insurance and healthcare professional liability insurance and one SPC that assumed only healthcare professional liability insurance.
Segment results reflects our share of the underwriting and investment results of the SPCs in which we participate, and included the following:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2021	2020	Change		2021	2020	Change
Net premiums written	$13,260	$14,011	$(751)	(5.4%)	$49,656	$51,246	$(1,590)	(3.1%)

Net premiums earned	$15,344	$16,052	$(708)	(4.4%)	$47,500	$49,780	$(2,280)	(4.6%)
Net investment income	193	273	(80)	(29.3%)	620	832	(212)	(25.5%)
Net realized gains (losses)	204	1,495	(1,291)	(86.4%)	2,772	894	1,878	210.1%
Other income	—	12	(12)	(100.0%)	2	203	(201)	(99.0%)
Net losses and loss adjustment expenses	(8,693)	(6,858)	(1,835)	26.8%	(26,560)	(23,890)	(2,670)	11.2%
Underwriting, policy acquisition and operating expenses	(4,758)	(5,036)	278	(5.5%)	(15,078)	(15,474)	396	(2.6%)
SPC U.S. federal income tax expense (1)	(431)	(871)	440	(50.5%)	(1,291)	(1,573)	282	(17.9%)
SPC net results	1,859	5,067	(3,208)	(63.3%)	7,965	10,772	(2,807)	(26.1%)
SPC dividend (expense) income (2)	(1,320)	(3,854)	2,534	(65.7%)	(5,926)	(7,988)	2,062	(25.8%)
Segment results (3)	$539	$1,213	$(674)	(55.6%)	$2,039	$2,784	$(745)	(26.8%)

Net loss ratio	56.7%	42.7%	14.0 pts		55.9%	48.0%	7.9 pts
Underwriting expense ratio	31.0%	31.4%	(0.4 pts)		31.7%	31.1%	0.6 pts
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
Gross, ceded and net premiums written were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2021	2020	Change		2021	2020	Change
Gross premiums written	$15,244	$15,933	$(689)	(4.3%)	$56,455	$58,068	$(1,613)	(2.8%)
Less: Ceded premiums written	1,984	1,922	62	3.2%	6,799	6,822	(23)	(0.3%)
Net premiums written	$13,260	$14,011	$(751)	(5.4%)	$49,656	$51,246	$(1,590)	(3.1%)
Gross Premiums Written
Gross premiums written reflected reinsurance premiums assumed by component as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2021	2020	Change		2021	2020	Change
Workers' compensation	$14,801	$15,057	$(256)	(1.7%)	$49,409	$52,110	$(2,701)	(5.2%)
Healthcare professional liability	443	876	(433)	(49.4%)	7,046	5,958	1,088	18.3%
Gross Premiums Written	$15,244	$15,933	$(689)	(4.3%)	$56,455	$58,068	$(1,613)	(2.8%)
Gross premiums written for the three and nine months ended September 30, 2021 and 2020 were primarily comprised of workers' compensation coverages assumed from our Workers' Compensation Insurance segment. Workers' compensation gross premiums written decreased during the three and nine months ended September 30, 2021 as compared to the same respective periods of 2020. The decrease in gross premiums written for the 2021 three- and nine-month periods primarily reflected the competitive workers’ compensation market conditions and the resulting renewal rate decreases of 2% and 4%, respectively, partially offset by an improvement in the renewal retention rate. The renewal retention rate for the nine months ended September 30, 2020 included the impact of a reduction in premium funding for a large workers' compensation alternative market program. We do not participate in this program; therefore, the reduction in premium funding had no effect on the segment results for the nine months ended September 30, 2020. Healthcare professional liability gross premiums written decreased during the three months ended September 30, 2021 as compared to the same period of 2020 driven by renewal retention losses. The increase in healthcare professional liability gross premiums written during the nine months ended September 30, 2021 as compared to the same respective period of 2020 was driven by renewal pricing increases, primarily due to increases in exposure for one program. We retained 100% of the seventeen (three in the third quarter) workers' compensation programs and two healthcare professional liability programs up for renewal during the nine months ended September 30, 2021.
New business, audit premium, retention and renewal price changes for the assumed workers' compensation premium is shown in the table below:

	Three Months Ended September 30		Nine Months Ended September 30
($ in millions)	2021	2020	2021	2020
New business	$0.8	$1.2	$2.3	$3.0
Audit premium (including EBUB)	$(0.1)	$(0.3)	$0.3	$(0.5)
Retention rate (1)	93%	90%	90%	83%
Change in renewal pricing (2)	(2%)	(1%)	(4%)	(4%)
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

Ceded Premiums Written
Ceded premiums written were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2021	2020	Change		2021	2020	Change
Ceded premiums written	$1,984	$1,922	$62	3.2%	$6,799	$6,822	$(23)	(0.3%)
For the workers' compensation business, each SPC has in place its own external reinsurance arrangements. The healthcare professional liability business is assumed net of reinsurance from our Specialty P&C segment; therefore, there are no ceded premiums related to the healthcare professional liability business reflected in the table above. The risk retention for each loss occurrence for the workers' compensation business ranges from $0.3 million to $0.4 million based on the program, with limits up to $119.7 million. In addition, each program has aggregate reinsurance coverage between $1.1 million and $2.1 million on a program year basis. Per the SPC external reinsurance agreements, premiums are ceded on a written premium basis. The change in ceded premiums written during the three and nine months ended September 30, 2021 as compared to the same respective periods of 2020 primarily reflected the change in workers' compensation gross premiums written and the impact of rate increases under the external reinsurance contract. External reinsurance rates vary based on the alternative market program.
Ceded Premiums Ratio
Ceded premiums ratio was as follows:

	Three Months Ended September 30			Nine Months Ended September 30
	2021	2020	Change	2021	2020	Change
Ceded premiums ratio	13.4%	12.8%	0.6 pts	13.8%	13.1%	0.7 pts
The above table reflects ceded premiums as a percent of gross premiums written for the workers' compensation business only; healthcare professional liability business is assumed net of reinsurance, as discussed above. The ceded premiums ratio reflects the weighted average reinsurance rates of all SPC programs. The increase in the ceded premiums ratio for the three and nine months ended September 30, 2021 primarily reflected an increase in reinsurance rates.
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
Gross, ceded and net premiums earned were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2021	2020	Change		2021	2020	Change
Gross premiums earned	$17,495	$18,175	$(680)	(3.7%)	$53,890	$56,277	$(2,387)	(4.2%)
Less: Ceded premiums earned	2,151	2,123	28	1.3%	6,390	6,497	(107)	(1.6%)
Net premiums earned	$15,344	$16,052	$(708)	(4.4%)	$47,500	$49,780	$(2,280)	(4.6%)
The decrease in net premiums earned during the three and nine months ended September 30, 2021 primarily reflected the pro rata effect of a reduction in net premiums written during the preceding twelve months.
Net Investment Income and Net Realized Investment Gains (Losses)
Net investment income for the three and nine months ended September 30, 2021 and 2020 was primarily attributable to interest earned on available-for-sale fixed maturity investments, which primarily include investment-grade corporate debt securities. We recognized $0.2 million and $2.8 million of net realized investment gains during the three and nine months ended September 30, 2021, respectively, as compared to $1.5 million and $0.9 million for the same respective periods of 2020, which primarily reflected an increase in the fair value of our equity portfolio.

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
Calendar year and current accident year net loss ratios for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
	2021	2020	Change		2021	2020	Change
Calendar year net loss ratio	56.7%	42.7%	14.0	pts	55.9%	48.0%	7.9	pts
Less impact of prior accident years on the net loss ratio	(10.5%)	(24.6%)	14.1	pts	(10.4%)	(15.3%)	4.9	pts
Current accident year net loss ratio	67.2%	67.3%	(0.1	pts)	66.3%	63.3%	3.0	pts
The current accident year net loss ratio was relatively unchanged for the three months ended September 30, 2021 and increased for the nine months ended September 30, 2021 as compared to the same periods of 2020. The increase in the current accident year net loss ratio for the nine months ended September 30, 2021 primarily reflected the continuation of intense price competition and the resulting renewal rate decreases in the workers' compensation business as well as the impact of higher claim activity as workers return to full employment with the easing of pandemic-related restrictions in our operating territories. The impact of renewal rate decreases and increased claim activity was partially offset by favorable trends in prior accident year claim results and their impact on our analysis of the current accident year loss estimate. As a result of the COVID-19 pandemic, legislative and regulatory bodies in certain states have changed or are considering changes to compensability requirements and presumptions for certain types of workers related to COVID-19 claims. Such changes could have an adverse impact on the frequency and severity related to COVID-19 claims.
Calendar year incurred losses (excluding IBNR) ceded to our external reinsurers increased $1.0 million and $4.4 million for the 2021 for the three and nine months ended September 30, 2021, respectively, as compared to the same respective periods of 2020. Current accident year ceded incurred losses (excluding IBNR) increased $5.2 million and $1.7 million for the 2021 three- and nine-month periods, respectively, as compared to the same periods of 2020.
We recognized net favorable prior year reserve development of $1.6 million and $4.9 million for the three and nine months ended September 30, 2021, respectively, as compared to $4.0 million and $7.6 million for the same respective periods of 2020. The net favorable prior year reserve development for the three and nine months ended September 30, 2021 related entirely to workers’ compensation business, which reflected overall favorable trends in claim closing patterns primarily in the 2019 accident year and prior and, to a lesser extent, the 2020 accident year. The net favorable prior year reserve development for the three and nine months ended September 30, 2020 included $4.0 million and $6.6 million related to the workers’ compensation business, respectively, which primarily reflected overall favorable claim trends in claim closing patterns in the 2016 through 2018 accident years. In addition, net favorable prior year reserve development for the nine months ended September 30, 2020 included $1.0 million related to the healthcare professional liability business.

Underwriting, Policy Acquisition and Operating Expenses
Our Segregated Portfolio Cell Reinsurance segment underwriting, policy acquisition and operating expenses were comprised as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2021	2020	Change		2021	2020	Change
DPAC amortization	$4,526	$4,714	$(188)	(4.0%)	$13,930	$14,787	$(857)	(5.8%)
Policyholder dividend expense	64	37	27	73.0%	348	106	242	228.3%
Other underwriting and operating expenses	168	285	(117)	(41.1%)	800	581	219	37.7%
Total	$4,758	$5,036	$(278)	(5.5%)	$15,078	$15,474	$(396)	(2.6%)
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
Other underwriting and operating expenses primarily include bank fees, professional fees and changes in the allowance for expected credit losses. The decrease in other underwriting and operating expenses for the three months ended September 30, 2021 as compared to the same period of 2020 primarily reflected the change in our allowance for expected credit losses and a decrease in professional fees. The increase in other underwriting and operating expenses for 2021 nine-month period reflects the prior year effect of recoveries of premiums receivables during the first quarter of 2020 that were previously written off, which resulted in a reduction to our allowance for expected credit losses in 2020. Excluding the receivable recoveries, other underwriting and operating expenses decreased for 2021 nine-month period as compared to the same respective periods of 2020, which primarily reflected a decrease in professional fees.
The increase in policyholder dividend expense for the three and nine months ended September 30, 2021 as compared to the same periods of 2020, related primarily to one SPC program, in which we do not participate.
Underwriting Expense Ratio (the Expense Ratio)
The underwriting expense ratio included the impact of the following:

	Three Months Ended September 30			Nine Months Ended September 30
	2021	2020	Change	2021	2020	Change
Underwriting expense ratio, as reported	31.0%	31.4%	(0.4 pts)	31.7%	31.1%	0.6 pts
Less: impact of audit premium on expense ratio	0.2%	0.6%	(0.4 pts)	(0.1%)	0.4%	(0.5 pts)
Underwriting expense ratio, excluding the effect of audit premium	30.8%	30.8%	— pts	31.8%	30.7%	1.1 pts
Excluding the effect of audit premium, the underwriting expense ratio was unchanged for the 2021 three-month period and increased for the 2021 nine-month period. The increase in the underwriting expense ratio for the 2021 nine-month period primarily reflected the change in the allowance for expected credit losses and policyholder dividend expense, as discussed above, as well as the decrease in net premiums earned, partially offset by a decrease in the weighted average ceding commission percentage of all SPC programs.
SPC U.S. Federal Income Tax Expense
The SPCs at Inova Re have made a 953(d) election under the U.S. Internal Revenue Code and are subject to U.S. federal income tax. U.S. federal income taxes incurred totaled $0.4 million and $1.3 million for the three and nine months ended September 30, 2021, respectively, as compared to $0.9 million and $1.6 million for the same respective periods of 2020. U.S. federal income taxes are included in the total SPC net results and are paid by the individual SPCs.

Segment Results - Lloyd's Syndicates
Our Lloyd's Syndicates segment includes the results from our participation in certain Syndicates at Lloyd's of London. In addition to our participation in Syndicate results, we have investments in and other obligations to our Lloyd's Syndicates consisting of a Syndicate Credit Agreement and FAL requirements. For the 2021 underwriting year, our FAL was comprised of investment securities and cash and cash equivalents deposited with Lloyd's which at September 30, 2021 had a fair value of approximately $72.5 million, as discussed in Note 4 of the Notes to Condensed Consolidated Financial Statements. During the second quarter of 2021, we received a return of approximately $24.5 million of cash and cash equivalents from our FAL balances given the reduction in our participation in the results of Syndicate 1729, to 5% from 29%, and Syndicate 6131, to 50% from 100%, for the 2021 underwriting year.
We normally report results from our involvement in Lloyd's Syndicates on a quarter lag, except when information is available that is material to the current period. Furthermore, the investment results associated with our FAL investments and certain U.S. paid administrative expenses are reported concurrently as that information is available on an earlier time frame.
Lloyd's Syndicate 1729. We provide capital to Syndicate 1729, which covers a range of property and casualty insurance and reinsurance lines in both the U.S. and international markets. The remaining capital for Syndicate 1729 is provided by unrelated third parties, including private names and other corporate members. As previously discussed, we decreased our participation in the results of Syndicate 1729 for the 2021 underwriting year to 5% to support and grow our core insurance operations. Due to the quarter lag, this reduced participation was not reflected in our results until the second quarter of 2021. Syndicate 1729's maximum underwriting capacity for the 2021 underwriting year is £185 million (approximately $249 million based on September 30, 2021 exchange rates), of which £9 million (approximately $12 million based on September 30, 2021 exchange rates) is our allocated underwriting capacity.
Lloyd's Syndicate 6131. We provide capital to an SPA, Syndicate 6131, which focuses on contingency and specialty property business, primarily for risks in both U.S. and international markets. The remaining capital for Syndicate 6131 is provided by an unrelated corporate member. As an SPA, Syndicate 6131 underwrites on a quota share basis with Syndicate 1729. Effective July 1, 2020, Syndicate 6131 entered into a six-month quota share reinsurance agreement with an unaffiliated insurer. Under this agreement, Syndicate 6131 ceded essentially half of the premium assumed from Syndicate 1729 to the unaffiliated insurer; the agreement was non-renewed on January 1, 2021 and we decreased our participation in the results of Syndicate 6131 for the 2021 underwriting year to 50%, as previously discussed. Due to the quarter lag, this reduced participation was not reflected in our results until the second quarter of 2021. Syndicate 6131's maximum underwriting capacity for the 2021 underwriting year is £20 million (approximately $27 million based on September 30, 2021 exchange rates), of which £10 million (approximately $14 million based on September 30, 2021 exchange rates) is our allocated underwriting capacity.
In addition to the results of our participation in Lloyd's Syndicates, as discussed above, our Lloyd's Syndicates segment also includes 100% of the results of our wholly owned subsidiaries that support our operations at Lloyd's. For the three and nine months ended September 30, 2021 and 2020, the results of our Lloyd's Syndicates segment were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2021	2020	Change		2021	2020	Change
Net premiums written	$8,445	$19,092	$(10,647)	(55.8%)	$26,118	$59,269	$(33,151)	(55.9%)
Net premiums earned	$10,953	$18,142	$(7,189)	(39.6%)	$40,263	$61,186	$(20,923)	(34.2%)
Net investment income	431	951	(520)	(54.7%)	1,677	3,236	(1,559)	(48.2%)
Net realized gains (losses)	35	489	(454)	(92.8%)	9	1,100	(1,091)	(99.2%)
Other income (loss)	283	411	(128)	(31.1%)	864	219	645	294.5%
Net losses and loss adjustment expenses	(6,846)	(9,317)	2,471	(26.5%)	(25,257)	(39,432)	14,175	(35.9%)
Underwriting, policy acquisition and operating expenses	(3,909)	(6,938)	3,029	(43.7%)	(15,219)	(23,373)	8,154	(34.9%)
Income tax benefit (expense)	—	—	—	nm	—	29	(29)	nm
Segment results	$947	$3,738	$(2,791)	(74.7%)	$2,337	$2,965	$(628)	(21.2%)
Net loss ratio	62.5%	51.4%	11.1 pts		62.7%	64.4%	(1.7 pts)
Underwriting expense ratio	35.7%	38.2%	(2.5 pts)		37.8%	38.2%	(0.4 pts)

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
Gross, ceded and net premiums written were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2021	2020	Change		2021	2020	Change
Gross premiums written	$8,970	$23,862	$(14,892)	(62.4%)	$31,702	$72,441	$(40,739)	(56.2%)
Less: Ceded premiums written	525	4,770	(4,245)	(89.0%)	5,584	13,172	(7,588)	(57.6%)
Net premiums written	$8,445	$19,092	$(10,647)	(55.8%)	$26,118	$59,269	$(33,151)	(55.9%)
Gross Premiums Written
Gross premiums written during the nine months ended September 30, 2021 consisted of property insurance coverages (29% of total gross premiums written), specialty property coverages (29%), casualty coverages (27%), contingency coverages (8%), catastrophe reinsurance coverages (6%) and property reinsurance coverages (1%). The decrease in gross premiums written during the 2021 three- and nine-month periods as compared to the same respective periods of 2020 was primarily driven by our decreased participation in the results of Syndicates 1729 and 6131, partially offset by volume increases on renewal business and renewal pricing increases, primarily on property insurance and reinsurance coverages, and new business written, primarily on property insurance and specialty property coverages.
Ceded Premiums Written
Syndicate 1729 utilizes reinsurance to provide the capacity to write larger limits of liability on individual risks, to provide protection against catastrophic loss and to provide protection against losses in excess of policy limits. As previously discussed, for the second half of 2020 Syndicate 6131 utilized external quota share reinsurance to manage the net loss exposure on the specialty property and contingency coverages it assumed from Syndicate 1729 by ceding essentially half of the premium assumed to an unaffiliated insurer; this agreement was non-renewed on January 1, 2021. Due to the quarter lag, the effect of this six-month reinsurance arrangement was not reflected in our results until the fourth quarter of 2020. Ceded premiums written decreased for the three and nine months ended September 30, 2021 as compared to the same respective periods of 2020 primarily driven by our decreased participation in the results of Syndicates 1729 and 6131. The decrease in ceded premiums written for the 2021 nine-month period was partially offset by the impact of premiums ceded under Syndicate 6131's six-month quota share agreement.
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
Gross, ceded and net premiums earned were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2021	2020	Change		2021	2020	Change
Gross premiums earned	$13,262	$22,777	$(9,515)	(41.8%)	$50,282	$77,309	$(27,027)	(35.0%)
Less: Ceded premiums earned	2,309	4,635	(2,326)	(50.2%)	10,019	16,123	(6,104)	(37.9%)
Net premiums earned	$10,953	$18,142	$(7,189)	(39.6%)	$40,263	$61,186	$(20,923)	(34.2%)

The decrease in net premiums earned during the 2021 three- and nine-month periods was primarily driven by our decreased participation in Syndicates 1729 and 6131.
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
The following table summarizes calendar year net loss ratios by separating losses between the current accident year and all prior accident years. Net loss ratios for the periods were as follows:

	Net Loss Ratios
	Three Months Ended September 30				Nine Months Ended September 30
	2021	2020	Change		2021	2020	Change
Calendar year net loss ratio	62.5%	51.4%	11.1	pts	62.7%	64.4%	(1.7	pts)
Less: impact of prior accident years on the net loss ratio	12.1%	(14.5%)	26.6	pts	8.2%	(2.1%)	10.3	pts
Current accident year net loss ratio	50.4%	65.9%	(15.5	pts)	54.5%	66.5%	(12.0	pts)
The decrease in the current accident year net loss ratios for the three and nine months ended September 30, 2021 as compared to the same respective periods of 2020 was primarily driven by decreases to certain loss estimates during the current period and, for the 2021 nine-month period, higher reinsurance recoveries as a proportion of gross losses as compared to the prior year period.
We recognized $1.3 million and $3.3 million of unfavorable prior year development for the three and nine months ended September 30, 2021, respectively, as compared to favorable prior year development of $2.6 million and $1.3 million for the same respective periods of 2020. The unfavorable development recognized during the three and nine months ended September 30, 2021 was driven by higher than expected losses and development on certain large claims, primarily catastrophe related losses.
We have exposures to potential COVID-19 claims through our participation in Syndicates 1729 and 6131. During the nine months ended September 30, 2021, we recognized losses related to COVID-19 of approximately $1.6 million, net of reinsurance, as compared to $1.4 million and $2.9 million during three and nine months ended September 30, 2020, respectively, primarily in Syndicate 6131's contingency and Syndicate 1729's casualty books of business. In addition, we decreased our net loss estimate related to COVID-19 by approximately $0.1 million during the three months ended September 30, 2021. Please see the "Insurance Regulatory Matters" section in Part 1, Item 1 in our December 31, 2020 report on Form 10-K for additional information.
Underwriting, Policy Acquisition and Operating Expenses
Underwriting, policy acquisition and operating expenses decreased by $3.0 million and $8.2 million for the 2021 three- and nine-month periods, respectively, as compared to the same respective periods of 2020 and reflected our decreased participation in Syndicate 1729 and Syndicate 6131.
The underwriting expense ratio decreased by 2.5 percentage points for the three months ended September 30, 2021 and was relatively unchanged for the nine months ended September 30, 2021 as compared to the same respective periods of 2020. The decrease in the underwriting expense ratio in both the 2021 three- and nine-month periods primarily reflected the impact of our reduced participation in Syndicate 1729 and Syndicate 6131. Operating expenses incurred during the 2021 three-month period primarily were related to the 2021 underwriting year for which our participation is 5% and 50% in Syndicate 1729 and Syndicate 6131, respectively, whereas the net premiums earned during the same period also includes premium from other open underwriting years to which we participate at a higher degree.
Investments
Syndicate 1729's fixed maturity portfolio includes certain debt securities classified as trading securities. Investment results associated with these fixed maturity trading securities are reported on the same quarter lag. The decrease in net investment income for the 2021 three- and nine-month periods as compared to the same respective periods of 2020 was primarily attributable to lower average investment balances and lower yields, primarily from investment-grade corporate debt securities.

The lower average investment balances for the 2021 three- and nine-month periods were driven by the return of approximately $32.3 million of cash and cash equivalents from our FAL balances during the third quarter of 2020 given the reduction in our participation in the results of Syndicate 1729 for the 2020 underwriting year (see Note 6 of the Notes to Consolidated Financial Statements in our December 31, 2020 report on Form 10-K). In addition, we received a return of approximately $24.5 million of FAL during the second quarter of 2021, and we expect to receive a return of approximately $8.0 million during the fourth quarter of 2021 given the additional reduction in our participation in the results of Syndicate 1729 for the 2021 underwriting year, as previously discussed. Our lower FAL balances will continue to impact the segment's net investment income in future periods.
Taxes
The results of this segment are subject to U.K. income tax law.

Segment Results - Corporate
Our Corporate segment includes our investment operations, including the investment operations of NORCAL since the date of acquisition and excludes those reported in our Segregated Portfolio Cell Reinsurance and Lloyd's Syndicates segments, as well as interest expense and U.S. income taxes as discussed in Note 15 of the Notes to Condensed Consolidated Financial Statements. Our Corporate segment also includes non-premium revenues generated outside of our insurance entities and corporate expenses. Segment results for the three and nine months ended September 30, 2021 exclude transaction-related costs and the associated income tax benefit related to the NORCAL acquisition as we do not consider these items in assessing the financial performance of the segment (Note 2 of the Notes to Condensed Consolidated Financial Statements provides additional information regarding this acquisition). Segment results for our Corporate segment were net earnings of $22.8 million and $70.0 million for the three and nine months ended September 30, 2021, respectively, as compared to $17.1 million and $48.9 million for the same respective periods of 2020 and included the following:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2021	2020	Change		2021	2020	Change
Net investment income	$18,654	$15,700	$2,954	18.8%	$49,416	$51,809	$(2,393)	(4.6%)
Equity in earnings (loss) of unconsolidated subsidiaries	$15,244	$4,853	$10,391	214.1%	$33,959	$(22,065)	$56,024	253.9%
Net realized gains (losses)	$291	$6,854	$(6,563)	(95.8%)	$17,431	$(1,844)	$19,275	1,045.3%
Other income	$1,542	$775	$767	99.0%	$3,786	$1,813	$1,973	108.8%
Operating expense	$6,872	$5,044	$1,828	36.2%	$19,050	$17,632	$1,418	8.0%
Interest expense	$5,814	$3,881	$1,933	49.8%	$14,203	$11,725	$2,478	21.1%
Income tax expense (benefit)	$219	$2,141	$(1,922)	(89.8%)	$1,369	$(48,592)	$49,961	102.8%
Net Investment Income, Equity in Earnings (Loss) of Unconsolidated Subsidiaries, Net Realized Investment Gains (Losses)
Net Investment Income
Net investment income is primarily derived from the income earned by our fixed maturity securities and also includes dividend income from equity securities, income from our short-term and cash equivalent investments, earnings from other investments and increases in the cash surrender value of BOLI contracts, net of investment fees and expenses. Net investment income for the three and nine months ended September 30, 2021 also includes income earned, net of investment fees and expenses, from investments acquired from NORCAL since the date of acquisition.
Net investment income by investment category was as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2021	2020	Change		2021	2020	Change
Fixed maturities	$19,447	$15,731	$3,716	23.6%	$51,523	$49,037	$2,486	5.1%
Equities	648	706	(58)	(8.2%)	1,790	3,598	(1,808)	(50.3%)
Short-term investments, including Other	561	297	264	88.9%	1,440	1,995	(555)	(27.8%)
BOLI	623	655	(32)	(4.9%)	1,752	1,568	184	11.7%
Investment fees and expenses	(2,625)	(1,689)	(936)	55.4%	(7,089)	(4,389)	(2,700)	61.5%
Net investment income	$18,654	$15,700	$2,954	18.8%	$49,416	$51,809	$(2,393)	(4.6%)
Fixed Maturities
Income from our fixed maturities increased during the 2021 three- and nine-month periods as compared to the same periods of 2020 driven by higher average investment balances primarily attributable to the addition of fixed maturity securities valued at $1.1 billion to our portfolio on May 5, 2021 as a result of the NORCAL acquisition (see Note 2 of the Notes to Condensed Consolidated Financial Statements for additional information). The increase in income from our fixed maturities during the 2021 three- and nine-month periods was partially offset by lower yields from our corporate debt securities and, for the 2021 nine-month period, the impact of capital planning in anticipation of closing the acquisition. As a result of the NORCAL acquisition, average investment balances were approximately 72% and 44% higher for the 2021 three- and nine-month periods as compared to the same respective periods of 2020; excluding the impact of the acquisition, average investment balances were approximately 12% and 9% higher, respectively.

Average yields for our fixed maturity portfolio were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
Average income yield	2.2%	3.0%	2.2%	3.1%
Average tax equivalent income yield	2.2%	3.0%	2.2%	3.2%
Yields on fixed maturity securities decreased during the 2021 three- and nine-month periods as compared to the same respective periods of 2020. The decrease in the 2021 nine-month period was primarily driven by the application of GAAP purchase accounting rules whereby all NORCAL fixed maturity securities acquired were valued at fair value on the date of acquisition resulting in lower average yields on those securities as compared to the average yields on our other securities.
Equities
Income from our equity portfolio decreased during the 2021 three- and nine-month periods as compared to the same respective periods of 2020 due to the reallocation in our mix of securities within this asset category.
Short-term Investments and Other Investments
Short-term investments, which have a maturity at purchase of one year or less are carried at fair value, which approximates their cost basis, and are primarily composed of investments in U.S. treasury obligations, commercial paper and money market funds. Income from our short-term and other investments increased during the 2021 three-month period as compared to the same period of 2020 primarily due to income contributed by investments acquired from NORCAL. The decrease in income from our short-term and other investments during the 2021 nine-month period as compared to the same period of 2020 was primarily attributable to lower yields given the actions taken by the Federal Reserve to aggressively reduce interest rates in response to COVID-19.
Equity in Earnings (Loss) of Unconsolidated Subsidiaries
Equity in earnings (loss) of unconsolidated subsidiaries was comprised as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2021	2020	Change		2021	2020	Change
All other investments, primarily investment fund LPs/LLCs	$18,835	$9,387	$9,448	100.6%	$45,489	$(6,093)	$51,582	846.6%
Tax credit partnerships	(3,591)	(4,534)	943	(20.8%)	(11,530)	(15,972)	4,442	(27.8%)
Equity in earnings (loss) of unconsolidated subsidiaries	$15,244	$4,853	$10,391	214.1%	$33,959	$(22,065)	$56,024	253.9%
We hold interests in certain LPs/LLCs that generate earnings from trading portfolios, secured debt, debt securities, multi-strategy funds and private equity investments. The performance of the LPs/LLCs is affected by the volatility of equity and credit markets. For our investments in LPs/LLCs, we record our allocable portion of the partnership operating income or loss as the results of the LPs/LLCs become available, typically following the end of a reporting period. Our investment results from our portfolio of investments in LPs/LLCs for the three and nine months ended September 30, 2021 included additional earnings of approximately $0.4 million from acquired interests in four LPs as a result of the NORCAL acquisition; given the results of our investments in LPs/LLCs are often reported to us on a one quarter lag, these investments were not captured in our results until the third quarter of 2021. The increase in our investment results from our portfolio of investments in LPs/LLCs for the 2021 three- and nine-month periods as compared to the same respective periods of 2020 was due to higher earnings from several LPs/LLCs and, for the 2021 nine-month period, the prior year effect of the volatility in global financial markets related to COVID-19.
Our tax credit partnership investments are designed to generate returns in the form of tax credits and tax-deductible project operating losses and are comprised of qualified affordable housing project tax credit partnerships and a historic tax credit partnership. We account for our tax credit partnership investments under the equity method and record our allocable portion of the operating losses of the underlying properties based on estimates provided by the partnerships. For our qualified affordable housing project tax credit partnerships, we adjust our estimates of our allocable portion of operating losses periodically as actual operating results of the underlying properties become available. The primary benefit of credits and losses from our historic tax credit partnership are earned in a short period with potential for additional cash flows extending over several years. The results from our tax credit partnership investments for the three and nine months ended September 30, 2021 reflected lower partnership operating losses as compared to the same respective periods of 2020. In addition, based on results received, we increased our estimate of operating losses by $0.2 million and $1.7 million in the three and nine months ended September 30, 2021, respectively, as compared to $0.8 million and $4.2 million for the same respective periods of 2020.

The tax benefits received from our tax credit partnerships, which are not reflected in our investment results, reduced our tax expense in 2021 and 2020 as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(In millions)	2021	2020	2021	2020
Tax credits recognized during the period	$3.1	$4.5	$9.9	$13.4
Tax benefit of tax credit partnership operating losses	$0.8	$1.0	$2.4	$3.4
The tax credits generated from our tax credit partnership investments of $3.1 million and $9.9 million for the three and nine months ended September 30, 2021, respectively, were deferred for use in future periods due to the utilization of NOLs available to us following our acquisition of NORCAL. For the three and nine months ended September 30, 2020, due to our consolidated pre-tax loss in those periods, the tax credits recognized were deferred to be utilized in future periods. As of September 30, 2021, we had approximately $45.4 million of available tax credit carryforwards generated from our investments in tax credit partnerships.
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

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2021	2020	2021	2020
GAAP net investment result:
Net investment income	$18,654	$15,700	$49,416	$51,809
Equity in earnings (loss) of unconsolidated subsidiaries	15,244	4,853	33,959	(22,065)
GAAP net investment result	$33,898	$20,553	$83,375	$29,744

Pro forma tax-equivalent investment result	$34,221	$20,872	$84,244	$30,705

Reconciliation of pro forma and GAAP tax-equivalent investment result:
GAAP net investment result	$33,898	$20,553	$83,375	$29,744
Taxable equivalent adjustments, calculated using the 21% federal statutory tax rate
State and municipal bonds	160	143	378	461
BOLI	166	174	466	417
Dividends received	(3)	2	25	83
Pro forma tax-equivalent investment result	$34,221	$20,872	$84,244	$30,705

Net Realized Investment Gains (Losses)
The following table provides detailed information regarding our net realized investment gains (losses).

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2021	2020	2021	2020
Total impairment losses
Corporate debt	$—	$—	$—	$(1,745)
Portion of impairment losses recognized in other comprehensive income before taxes:
Corporate debt	—	—	—	237
Net impairment losses recognized in earnings	—	—	—	(1,508)
Gross realized gains, available-for-sale fixed maturities	2,066	3,903	11,663	10,573
Gross realized (losses), available-for-sale fixed maturities	(254)	(395)	(756)	(2,264)
Net realized gains (losses), equity investments	(1)	(6)	5,274	10,627
Net realized gains (losses), other investments	1,699	530	6,192	2,442
Change in unrealized holding gains (losses), equity investments	(699)	1,400	(3,257)	(21,772)
Change in unrealized holding gains (losses), convertible securities, carried at fair value as a part of other investments	(2,456)	1,170	(2,117)	(190)
Other	(64)	252	432	248
Net realized investment gains (losses)	$291	$6,854	$17,431	$(1,844)
We did not recognize any credit-related impairment losses in earnings or non-credit impairment losses in OCI for the three and nine months ended September 30, 2021 or the three months ended September 30, 2020. For the nine months ended September 30, 2020, we recognized credit-related impairment losses in earnings of $1.5 million and a nominal amount of non-credit impairment losses in OCI. The credit-related impairment losses recognized during the 2020 nine-month period related to corporate bonds in the energy and consumer sectors. Additionally, the 2020 nine-month period included credit-related impairment losses related to four corporate bonds in various sectors, which were sold during 2020. The non-credit related impairment losses recognized during the 2020 nine-month period related to three corporate bonds in the energy and consumer sectors.
We recognized $0.3 million and $17.4 million of net realized investment gains during the 2021 three- and nine-month periods, respectively, which include approximately $0.4 million of net realized investment losses during the 2021 three-month period and $1.7 million of net realized investment gains during the 2021 nine-month period related to investments acquired from NORCAL. Net realized investment gains during the 2021 three- and nine-month periods were driven by realized gains on the sale of certain available-for-sale fixed maturities and other investments, which were partially offset by unrealized holding losses resulting from changes in the fair value of our convertible securities. We recognized $6.9 million of net realized investment gains during the 2020 three-month period, driven primarily by gains on our available-for-sale fixed maturities due to the sale of corporate bonds and, to a lesser extent, unrealized holding gains resulting from an increase in the fair value of our equity portfolio and convertible securities. We recognized $1.8 million of net realized investment losses during the 2020 nine-month period driven by changes in the fair value of our equity portfolio and convertible securities due to the volatility in the global financial markets related to COVID-19 during 2020, which were partially offset by realized gains on the sale of available-for-sale fixed maturities and equity investments.

Operating Expenses
Corporate segment operating expenses were comprised as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2021	2020	Change		2021	2020	Change
Operating expenses	$9,675	$9,196	$479	5.2%	$26,542	$28,994	$(2,452)	(8.5%)
Management fee offset	(2,803)	(4,152)	1,349	(32.5%)	(7,492)	(11,362)	3,870	(34.1%)
Total	$6,872	$5,044	$1,828	36.2%	$19,050	$17,632	$1,418	8.0%
Operating expenses increased $0.5 million during the 2021 three-month period and decreased $2.5 million during the 2021 nine-month period as compared to the same respective periods of 2020. The increase during the 2021 three-month period was driven by higher amounts accrued for performance-related incentive plans due to our improved performance metrics, partially offset by a decrease in professional fees and the effect of $0.5 million of one-time expenses incurred during the prior year period. One-time expenses during the 2020 three-month period were primarily comprised of employee severance and early retirement benefits granted to certain employees. The decrease in operating expenses during the 2021 nine-month period was primarily attributable to a decrease in professional fees and, to a lesser extent, a decrease in compensation-related costs. The decrease in professional fees during the 2021 three- and nine-month periods was driven by a decrease in corporate legal expenses. The decrease in compensation-related costs during the 2021 nine-month period was primarily attributable to lower salaries due to a reduction in headcount as a result of the 2020 organizational restructuring, largely offset by higher amounts accrued for performance-related incentive plans, as previously discussed.
Operating subsidiaries within our Specialty P&C segment (excluding the acquired operating subsidiaries of NORCAL) and our Workers' Compensation Insurance segment are charged a management fee by the Corporate segment for services provided to these subsidiaries. The management fee is based on the extent to which services are provided to the subsidiary and the amount of premium written by the subsidiary. Under the arrangement, the expenses associated with such services are reported as expenses of the Corporate segment, and the management fees charged are reported as an offset to Corporate operating expenses. Fluctuations in the amount of premium written by each subsidiary can result in corresponding variations in the management fee charged to each subsidiary during a particular period. Due to organizational structure enhancements in our Specialty P&C segment during 2020, the extent to which services are provided by the Corporate segment to the operating subsidiaries within that segment decreased effective January 1, 2021. Accordingly, we reduced the fee charged to the operating subsidiaries within the Specialty P&C segment during the 2021 three- and nine-month periods. There were no changes to the extent to which services are provided by the Corporate segment to the operating subsidiaries within our Workers' Compensation Insurance segment in 2021.
Interest Expense
Consolidated interest expense for the three and nine months ended September 30, 2021 and 2020 was comprised as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2021	2020	Change		2021	2020	Change
Senior Notes due 2023	$3,357	$3,357	$—	—%	$10,071	$10,071	$—	—%
Contribution Certificates (including accretion)*	1,962	—	1,962	nm	3,090	—	3,090	nm
Revolving Credit Agreement (including fees and amortization)	364	312	52	16.7%	870	579	291	50.3%
Mortgage Loans (including amortization)	79	166	(87)	(52.4%)	444	657	(213)	(32.4%)
(Gain)/loss on interest rate cap	52	46	6	13.0%	(272)	418	(690)	(165.1%)
Interest expense	$5,814	$3,881	$1,933	49.8%	$14,203	$11,725	$2,478	21.1%
* Includes accretion of approximately $0.6 million and $0.8 million for the three and nine months ended September 30, 2021, respectively, which is recorded as an increase to interest expense as a result of the difference between the recorded acquisition date fair value and the principal balance of the Contribution Certificates associated with our acquisition of NORCAL.
Consolidated interest expense increased during the three and nine months ended September 30, 2021 as compared to the same respective periods of 2020 driven by the addition of interest expense on the Contribution Certificates associated with our acquisition of NORCAL (See Note 2 and Note 11 of the Notes to Condensed Consolidated Financial Statements) and, to a lesser extent, an increase in the borrowings on our Revolving Credit Agreement. During the third quarter of 2021, we repaid the balance outstanding on the Revolving Credit Agreement of $15.0 million and there were no outstanding borrowings on this agreement during the 2020 three- and nine-month periods; interest expense in both the 2021 and 2020 three- and nine-month periods primarily reflected unused commitment fees. The increase in consolidated interest expense for the 2021 three- and nine-month periods was partially offset by lower interest expense on our Mortgage Loans. In June 2021 and July 2021, we repaid the balance outstanding on our Mortgage Loans of $15.6 million and $19.7 million, respectively. Interest expense on the Mortgage Loans during the three and nine months ended September 30, 2021 included the write-off of the related unamortized debt issuance costs which were nominal in amount. In addition, consolidated interest expense during the 2021 three- and nine-month periods was impacted by the change in the fair value of our interest rate cap.
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

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2021	2020	2021	2020
Corporate segment income tax expense (benefit)	$219	$2,141	$1,369	$(48,592)
Lloyd's Syndicates segment income tax expense (benefit)	—	—	—	(29)
Income tax expense (benefit) - transaction-related costs*	(489)	—	(4,501)	—
Consolidated income tax expense (benefit)	$(270)	$2,141	$(3,132)	$(48,621)
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

Listed below are the primary factors affecting our consolidated effective tax rate for the three and nine months ended September 30, 2021 and 2020. The comparability of each factor's impact on our effective tax rate is affected by the consolidated pre-tax income recognized during the three and nine months ended September 30, 2021 as compared to the consolidated pre-tax loss recognized during the same respective periods of 2020. Factors that have the same directional impact on income tax expense in each period have an opposite impact on our effective tax rate due to the effective tax rate being calculated based upon a pre-tax income during the three and nine months ended September 30, 2021 versus the pre-tax loss during the same respective periods of 2020. These factors include the following:

	Three Months Ended September 30
	2021		2020
($ in thousands)	Income tax (benefit) expense	Rate Impact	Income tax (benefit) expense	Rate Impact
Computed "expected" tax expense (benefit) at statutory rate	$2,505	21.0%	$(31,046)	21.0%
Tax-exempt income (1)	(418)	(3.5%)	(252)	0.1%
Tax credits	(3,126)	(26.2%)	(4,472)	3.0%
Non-U.S. operating results	(199)	(1.7%)	(785)	0.6%
Tax rate differential on loss carryback	—	—%	2,848	(1.9%)
Goodwill impairment (2)	—	—%	31,413	(21.3%)
Estimated annual tax rate differential (3)	—	—%	4,171	(2.9%)
Other	968	8.1%	264	—%
Total income tax expense (benefit)	$(270)	(2.3%)	$2,141	(1.4%)

	Nine Months Ended September 30
	2021		2020
($ in thousands)	Income tax (benefit) expense	Rate Impact	Income tax (benefit) expense	Rate Impact
Computed "expected" tax expense (benefit) at statutory rate	$22,859	21.0%	$(50,117)	21.0%
Tax-exempt income (1)	(895)	(0.8%)	(759)	0.3%
Tax credits	(9,880)	(9.1%)	(13,415)	5.6%
Non-U.S. operating results	(491)	(0.4%)	(622)	0.2%
Tax rate differential on loss carryback	—	—%	(6,482)	2.7%
Goodwill impairment (2)	—	—%	31,413	(13.2%)
Estimated annual tax rate differential (3)	—	—%	(9,984)	4.2%
Non-taxable gain on bargain purchase (4)	(15,626)	(14.4%)	—	—%
Other	901	0.8%	1,345	(0.4%)
Total income tax expense (benefit)	$(3,132)	(2.9%)	$(48,621)	20.4%
(1) Includes tax-exempt interest, dividends received deduction and change in cash surrender value of BOLI.
(2) Represents the tax impact of the impairment of non-deductible goodwill in relation to the Specialty P&C reporting unit during the third quarter of 2020 (see further discussion on the impairment charge under the heading "Goodwill / Intangibles" in the Critical Accounting Estimates section and in Note 7 of the Notes to Condensed Consolidated Financial Statements).
(3) Represents the tax rate differential between our actual effective tax rate for the three and nine months ended September 30, 2020 and our projected annual effective tax rate as of September 30, 2020 as calculated under the estimated annual effective tax rate method. There was no tax rate differential recorded for the three and nine months ended September 30, 2021 as we utilized the discrete effective tax rate method at September 30, 2021 (see further discussion on these methods in the Critical Accounting Estimates section under the heading "Estimation of Taxes/Tax Credits").
(4) Represents the tax impact of the non-taxable gain on bargain purchase as a result of our acquisition of NORCAL on May 5, 2021. See further discussion on the gain on bargain purchase in Note 2 of the Notes to Condensed Consolidated Financial Statements.
For the three and nine months ended September 30, 2021, we utilized the discrete effective tax rate method for recording the provision (benefit) for income taxes which treats the income tax expense (benefit) for the period as if it were the income tax expense (benefit) for the full year and determines the income tax expense (benefit) on that basis (see further discussion on this method in the Critical Accounting Estimates section under the heading "Estimation of Taxes/Tax Credits"). For the three and nine months ended September 30, 2020, the provision (benefit) for income taxes and the effective tax rate were determined utilizing the estimated annual effective tax rate method which is based upon our current estimate of our annual effective tax rate at the end of each quarterly reporting period (the projected annual effective tax rate) plus the impact of certain discrete items that are not included in the projected annual effective tax rate. Our effective tax rate for the 2021 nine-month period was different from the statutory federal income tax rate of 21% primarily due the gain on bargain purchase of $74.4 million related to the NORCAL acquisition, all of which was non-taxable. Additionally, our effective tax rates for both the 2021 and 2020 three- and nine-month periods include the benefit recognized from the tax credits transferred to us from our tax credit partnership investments. Tax credits recognized during the three and nine months ended September 30, 2021 were $3.1 million and $9.9 million, respectively, as compared to $4.5 million and $13.4 million for the same respective periods of 2020. While projected tax credits for 2021 are less than 2020, they continue to have a significant impact on the effective tax rate for the 2021 three- and nine-month periods. For the 2020 three- and nine-month periods, our effective tax rate was also affected by the additional statutory tax rate differential of 14% on the carryback of our 2019 NOL to the 2014 tax year as a result of changes made by the CARES Act to the NOL provisions of the tax law.
Our effective tax rate for the 2020 nine-month period, as shown in the table above, differed from our projected annual effective tax rate of 59.3% due to certain discrete items. These discrete items decreased our effective tax rate by 38.9% for the 2020 nine-month period. For the 2020 nine-month period, our pre-tax loss included a $161.1 million goodwill impairment recognized in relation to the Specialty P&C reporting unit during the third quarter of 2020 which was the most significant discrete item that impacted our effective tax rate. Of the $161.1 million goodwill impairment, $149.6 million was non-deductible for which no tax benefit was recognized while the remaining $11.5 million was deductible for which a 21% tax benefit was recognized. Consequently, the total impact of the goodwill impairment on the effective rate for the 2020 nine-month period was approximately 38.7%. See further discussion on this goodwill impairment in Note 7 of the Notes to Condensed Consolidated Financial Statements. The remaining discrete items that affected our effective tax rate for the 2020 nine-month period were comprised of individually insignificant components.

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
The following tables summarize estimated changes in the fair value of our available-for-sale fixed maturity securities for specific hypothetical changes in interest rates by asset class at September 30, 2021 and December 31, 2020. There are principally two factors that determine interest rates on a given security: changes in the level of yield curves and credit spreads. As different asset classes can be affected in different ways by movements in those two factors, we have separated our portfolio by asset class in the following tables.

	Interest Rate Shift in Basis Points
	September 30, 2021
($ in millions)	(200)	(100)	Current	100	200
Fair Value:
Fixed maturities, available-for-sale:
U.S. Treasury obligations	$266	$254	$243	$233	$223
U.S. Government-sponsored enterprise obligations	21	21	20	20	20
State and municipal bonds	563	543	523	504	486
Corporate debt	2,093	2,030	1,963	1,906	1,851
Asset-backed securities	1,187	1,175	1,155	1,137	1,117
Total fixed maturities, available-for-sale	$4,130	$4,023	$3,904	$3,800	$3,697

Duration:
Fixed maturities, available-for-sale:
U.S. Treasury obligations	4.60	4.51	4.41	4.33	4.24
U.S. Government-sponsored enterprise obligations	1.82	1.78	2.68	2.90	2.89
State and municipal bonds	4.57	4.43	4.30	4.23	4.23
Corporate debt	4.13	4.09	4.06	4.04	4.00
Asset-backed securities	2.06	2.02	2.46	2.75	2.89
Total fixed maturities, available-for-sale	3.61	3.55	3.63	3.69	3.70

	Interest Rate Shift in Basis Points
	December 31, 2020
($ in millions)	(200)	(100)	Current	100	200
Fair Value:
Fixed maturities, available-for-sale:
U.S. Treasury obligations	$113	$110	$107	$104	$102
U.S. Government-sponsored enterprise obligations	13	13	12	12	12
State and municipal bonds	361	347	333	320	308
Corporate debt	1,427	1,377	1,329	1,284	1,241
Asset-backed securities	704	690	677	659	639
Total fixed maturities, available-for-sale	$2,618	$2,537	$2,458	$2,379	$2,302

Duration:
Fixed maturities, available-for-sale:
U.S. Treasury obligations	2.65	2.60	2.56	2.51	2.46
U.S. Government-sponsored enterprise obligations	1.80	1.77	2.11	2.99	3.14
State and municipal bonds	4.07	4.01	3.96	3.91	3.88
Corporate debt	3.62	3.52	3.44	3.40	3.35
Asset-backed securities	2.29	2.23	2.34	2.86	3.21
Total fixed maturities, available-for-sale	3.27	3.19	3.16	3.28	3.34
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
At September 30, 2021, our fixed maturities portfolio includes fixed maturities classified as trading securities which do not have a significant amount of exposure to market interest rates or credit spreads.
Our cash and short-term investments at September 30, 2021 were carried at fair value which approximates their cost basis due to their short-term nature. Our cash and short-term investments lack significant interest rate sensitivity due to their short duration.
Debt
Our Revolving Credit Agreement is exposed to interest rate risk as it is LIBOR based and a 1% change in LIBOR will impact annual interest expense only to the extent that there is an outstanding balance. For every $100 million drawn on our Revolving Credit Agreement, a 1% change in interest rates will change our annual interest expense by $1 million. Any outstanding balances on the Revolving Credit Agreement can be repaid on each maturity date, which has typically ranged from one to three months. As of September 30, 2021, no borrowings were outstanding under our Revolving Credit Agreement.
Defined Benefit Pension Plan
We are exposed to certain economic risks related to the costs of our defined benefit pension plan, including changes in discount rates for high quality corporate bonds and changes in the expected return on plan assets.
Credit Risk
We have exposure to credit risk primarily as a holder of fixed income securities. We control this exposure by emphasizing investment grade credit quality in the fixed income securities we purchase.
As of September 30, 2021, 92% of our fixed maturity securities were rated investment grade as determined by NRSROs, such as Fitch, Moody’s and Standard & Poor’s. We believe that this concentration in investment grade securities reduces our exposure to credit risk on our fixed income investments to an acceptable level. However, investment grade securities, in spite of their rating, can rapidly deteriorate and result in significant losses. Ratings published by the NRSROs are one of the tools used to evaluate the creditworthiness of our securities. The ratings reflect the subjective opinion of the rating agencies as to the creditworthiness of the securities; therefore, we may be subject to additional credit exposure should the ratings prove to be unreliable.
We also have exposure to credit risk related to our premiums receivable and receivables from reinsurers; however, to-date we have not experienced any significant amount of credit losses. At September 30, 2021, our premiums receivable was approximately $289 million, including receivables acquired in the acquisition of NORCAL and net of an allowance for expected credit losses of approximately $8 million. See Note 1 of the Notes to Condensed Consolidated Financial Statements for further information on our allowance for expected credit losses related to our premiums receivable. Our receivables from reinsurers (with regard to both paid and unpaid losses) approximated $494 million at September 30, 2021, including receivables acquired in the acquisition of NORCAL, and $399 million at December 31, 2020. We monitor the credit risk associated with our reinsurers using publicly available financial and rating agency data. We have not historically experienced material credit losses due to the financial condition of a reinsurer, and as of September 30, 2021 our expected credit losses associated with our receivables from reinsurers were nominal in amount.

ITEM 4. CONTROLS AND PROCEDURES.
The principal executive officer and principal financial officer of the Company participated in management’s evaluation of our disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of September 30, 2021. ProAssurance’s disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on that evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.
The Company completed its acquisition of NORCAL on May 5, 2021 and has not yet included NORCAL in management's assessment of the effectiveness of our internal controls over financial reporting. We are currently integrating NORCAL into our operations, compliance programs and internal control processes. Accordingly, pursuant to the SEC's general guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment for one year following the acquisition, the scope of management's assessment of the effectiveness of the Company's disclosure controls and procedures does not include NORCAL. NORCAL constituted approximately 30.6% of ProAssurance's total assets (inclusive of acquired intangible assets) as of September 30, 2021, and approximately 28.3% and 17.4% of ProAssurance's total revenue for the three and nine months ended September 30, 2021, respectively. NORCAL will be included in management's assessment of the effectiveness of the Company's internal controls over financial reporting as of December 31, 2022.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(a)Not applicable.
(b)Not applicable.
(c)Information required by Item 703 of Regulation S-K.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs* (In thousands)
July 1 - 31, 2021	—	N/A	—	$109,643
August 1 - 31, 2021	—	N/A	—	$109,643
September 1 - 30, 2021	—	N/A	—	$109,643
Total	—	$—	—
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
November 8, 2021

/s/ Dana S. Hendricks
Dana S. Hendricks
Chief Financial Officer
(Duly authorized officer and principal financial officer)