Form 10-Q
period 2022-03-31
PROASSURANCE CORP
filed 2022-05-09
CIK 1127703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022 or

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
As of May 4, 2022, there were 54,047,919 shares of the registrant’s common stock outstanding.

Glossary of Terms and Acronyms

When the following terms and acronyms appear in the text of this report, they have the meanings indicated below.

Term	Meaning
AAD	Annual aggregate deductible
AOCI	Accumulated other comprehensive income (loss)
Board	Board of Directors of ProAssurance Corporation
BOLI	Business owned life insurance
CARES Act	Coronavirus Aid, Relief and Economic Security Act
Council of Lloyd's	The governing body for Lloyd's of London
CODM	Chief Operating Decision Maker
COVID-19	Coronavirus Disease 2019
DDR	Death, disability and retirement
DPAC	Deferred policy acquisition costs
Eastern Re	Eastern Re, LTD, S.P.C.
EBUB	Earned but unbilled premium
ECO/XPL	Extra-contractual obligations/excess of policy limit claims
FAL	Funds at Lloyd's
FASB	Financial Accounting Standards Board
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FNMA	Federal National Mortgage Association
GAAP	Generally accepted accounting principles in the United States of America
GNMA	Government National Mortgage Association
HCPL	Healthcare professional liability
IBNR	Incurred but not reported
Inova Re	Inova Re, LTD, S.P.C.
IRS	Internal Revenue Service
LIBOR	London Interbank Offered Rate
LLC	Limited liability company
Lloyd's	Lloyd's of London market
LP	Limited partnership
Medical Technology Liability	Medical technology and life sciences products liability
Mortgage Loans	Two ten-year mortgage loans with original borrowing amounts of approximately $18 million and approximately $23 million, each entered into by a subsidiary of ProAssurance
NAV	Net asset value
NOL	Net operating loss
NORCAL	NORCAL Insurance Company, formally known as NORCAL Mutual Insurance Company
NRSRO	Nationally recognized statistical rating organization
NYSE	New York Stock Exchange
OCI	Other comprehensive income (loss)
PCAOB	Public Company Accounting Oversight Board
PPM RRG	Preferred Physicians Medical Risk Retention Group, a Mutual Insurance Company
Revolving Credit Agreement	ProAssurance's $250 million revolving credit agreement
ROE	Return on equity
ROU	Right-of-use
SEC	Securities and Exchange Commission
SPA	Special Purpose Arrangement
SPC	Segregated portfolio cell
Specialty P&C	Specialty Property and Casualty

Term	Meaning
Syndicate 1729	Lloyd's of London Syndicate 1729
Syndicate 6131	Lloyd's of London Syndicate 6131, a Special Purpose Arrangement with Lloyd's of London Syndicate 1729
Syndicate Credit Agreement	Unconditional revolving credit agreement with the Premium Trust Fund of Syndicate 1729
TCJA	Tax Cuts and Jobs Act H.R.1 of 2017
U.K.	United Kingdom of Great Britain and Northern Ireland
ULAE	Unallocated loss adjustment expenses
VIE	Variable interest entity
VOBA	Value of business acquired

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
Our results may differ materially from those we expect and discuss in any forward-looking statements. The principal risk factors that may cause these differences are described in "Item 1A, Risk Factors" in our December 31, 2021 report on Form 10-K and other documents we file with the SEC, such as our quarterly reports on Form 10-Q.
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

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share data)

	March 31, 2022	December 31, 2021
Assets
Investments
Fixed maturities, available-for-sale, at fair value (amortized cost, $3,861,574 and $3,814,847, respectively; allowance for expected credit losses, none as of each respective period end)	$3,700,821	$3,833,722
Fixed maturities, trading, at fair value (cost, $49,986 and $43,914, respectively)	49,421	43,670
Equity investments, at fair value (cost, $211,962 and $211,356, respectively)	203,925	214,807
Short-term investments	233,345	216,987
Business owned life insurance	80,879	81,767
Investment in unconsolidated subsidiaries	321,402	335,576
Other investments (at fair value, $100,678 and $98,611, respectively, otherwise at cost or amortized cost)	103,876	101,794
Total Investments	4,693,669	4,828,323
Cash and cash equivalents	72,101	143,602
Premiums receivable (allowance for expected credit losses, $7,711 as of March 31, 2022 and $7,436 as of December 31, 2021)	260,929	241,095
Receivable from reinsurers on paid losses and loss adjustment expenses	14,310	14,599
Receivable from reinsurers on unpaid losses and loss adjustment expenses	464,780	451,741
Prepaid reinsurance premiums	32,198	24,571
Deferred policy acquisition costs	65,491	58,940
Deferred tax asset, net	157,214	117,613
Real estate, net	30,117	30,342
Operating lease ROU assets	17,989	19,595
Intangible assets, net	71,717	73,336
Goodwill	49,610	49,610
Other assets	128,473	138,110
Total Assets	$6,058,598	$6,191,477
Liabilities and Shareholders' Equity
Liabilities
Policy liabilities and accruals
Reserve for losses and loss adjustment expenses	$3,603,246	$3,579,940
Unearned premiums	486,693	433,961
Reinsurance premiums payable	24,891	22,627
Total Policy Liabilities and Accruals	4,114,830	4,036,528
Operating lease liabilities	19,190	20,844
Other liabilities	217,280	280,732
Debt less unamortized debt issuance costs	425,530	424,986
Total Liabilities	4,776,830	4,763,090
Shareholders' Equity
Common shares (par value $0.01 per share, 100,000,000 shares authorized, 63,371,520 and 63,308,741 shares issued, respectively)	634	633
Additional paid-in capital	393,433	392,941
Accumulated other comprehensive income (loss) (net of deferred tax expense (benefit) of ($33,755) and $4,423, respectively)	(124,566)	16,284
Retained earnings	1,428,229	1,434,491
Treasury shares, at cost (9,325,180 shares as of each respective period end)	(415,962)	(415,962)
Total Shareholders' Equity	1,281,768	1,428,387
Total Liabilities and Shareholders' Equity	$6,058,598	$6,191,477
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Changes in Capital (Unaudited)
(In thousands)

	ProAssurance Shareholders' Equity
	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2021	$633	$392,941	$16,284	$1,434,491	$(415,962)	$1,428,387
Common shares issued for compensation and effect of shares reissued to stock purchase plan	—	7	—	—	—	7
Share-based compensation	—	1,342	—	—	—	1,342
Net effect of restricted and performance shares issued	1	(857)	—	—	—	(856)
Dividends to shareholders	—	—	—	(2,702)	—	(2,702)
Other comprehensive income (loss)	—	—	(140,850)	—	—	(140,850)
Net income (loss)	—	—	—	(3,560)	—	(3,560)
Balance at March 31, 2022	$634	$393,433	$(124,566)	$1,428,229	$(415,962)	$1,281,768

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2020	$632	$388,150	$75,227	$1,301,163	$(415,962)	$1,349,210
Common shares issued for compensation and effect of shares reissued to stock purchase plan	—	8	—	—	—	8
Share-based compensation	—	1,024	—	—	—	1,024
Net effect of restricted and performance shares issued	1	(258)	—	—	—	(257)
Dividends to shareholders	—	—	—	(2,699)	—	(2,699)
Other comprehensive income (loss)	—	—	(33,705)	—	—	(33,705)
Net income (loss)	—	—	—	7,735	—	7,735
Balance at March 31, 2021	$633	$388,924	$41,522	$1,306,199	$(415,962)	$1,321,316
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31
	2022	2021
Revenues
Net premiums earned	$265,711	$187,358
Net investment income	20,443	15,017
Equity in earnings (loss) of unconsolidated subsidiaries	7,620	6,788
Net investment gains (losses):
Other net investment gains (losses)	(13,506)	8,849
Total net investment gains (losses)	(13,506)	8,849
Other income	2,804	2,005
Total revenues	283,072	220,017
Expenses
Net losses and loss adjustment expenses	209,423	149,785
Underwriting, policy acquisition and operating expenses:
Operating expense	38,810	31,522
DPAC amortization	32,966	24,929
SPC U.S. federal income tax expense	642	356
SPC dividend expense (income)	2,367	1,742
Interest expense	4,441	3,212
Total expenses	288,649	211,546
Income (loss) before income taxes	(5,577)	8,471
Provision for income taxes:
Current expense (benefit)	(607)	3,008
Deferred expense (benefit)	(1,410)	(2,272)
Total income tax expense (benefit)	(2,017)	736
Net income (loss)	(3,560)	7,735
Other comprehensive income (loss), after tax, net of reclassification adjustments	(140,850)	(33,705)
Comprehensive income (loss)	$(144,410)	$(25,970)
Earnings (loss) per share:
Basic	$(0.07)	$0.14
Diluted	$(0.07)	$0.14
Weighted average number of common shares outstanding:
Basic	54,012	53,918
Diluted	54,143	53,998
Cash dividends declared per common share	$0.05	$0.05
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended March 31
	2022	2021
Operating Activities
Net income (loss)	$(3,560)	$7,735
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization, net of accretion	10,350	6,722
(Increase) decrease in cash surrender value of BOLI	888	915
Net investment (gains) losses	13,506	(8,849)
Share-based compensation	1,343	1,031
Deferred income tax expense (benefit)	(1,410)	(2,272)
Policy acquisition costs, net of amortization (net deferral)	(6,551)	(420)
Equity in (earnings) loss of unconsolidated subsidiaries	(7,620)	(6,788)
Distributed earnings from unconsolidated subsidiaries	14,176	5,658
Other, net	(1,056)	(661)
Change in:
Premiums receivable	(19,834)	(9,165)
Reinsurance related assets and liabilities	(18,113)	(12,290)
Other assets	12,367	13,151
Reserve for losses and loss adjustment expenses	23,306	21,071
Unearned premiums	52,732	13,699
Other liabilities	(56,259)	(837)
Net cash provided (used) by operating activities	14,265	28,700
Investing Activities
Purchases of:
Fixed maturities, available-for-sale	(231,557)	(342,197)
Equity investments	(28,129)	(38,232)
Other investments	(12,757)	(33,252)
Investment in unconsolidated subsidiaries	(9,685)	(5,319)
Proceeds from sales or maturities of:
Fixed maturities, available-for-sale	176,820	195,266
Equity investments	27,305	82,048
Other investments	9,205	12,026
Net sales or (purchases) of fixed maturities, trading	(6,119)	3,163
Return of invested capital from unconsolidated subsidiaries	17,302	17,618
Net sales or maturities (purchases) of short-term investments	(16,632)	56,836
Unsettled security transactions, net change	(2,076)	27,025
Purchases of capital assets	(811)	(1,243)
Net cash provided (used) by investing activities	(77,134)	(26,261)
Financing Activities
Repayments of Mortgage Loans	—	(390)
Dividends to shareholders	(2,691)	(2,686)
Capital contribution received from (return of capital to) external segregated portfolio cell participants	(5,085)	(53)
Other	(856)	(257)
Net cash provided (used) by financing activities	(8,632)	(3,386)
Increase (decrease) in cash and cash equivalents	(71,501)	(947)
Cash and cash equivalents at beginning of period	143,602	215,782
Cash and cash equivalents at end of period	$72,101	$214,835
Significant Non-Cash Transactions
Dividends declared and not yet paid	$2,702	$2,699
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2022

1. Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of ProAssurance Corporation, its wholly owned subsidiaries and VIEs in which ProAssurance is the primary beneficiary (ProAssurance, PRA or the Company). See Note 9 for more information on ProAssurance's VIE interests. The financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring adjustments, have been included. ProAssurance’s results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes contained in ProAssurance’s December 31, 2021 report on Form 10-K.
ProAssurance operates in five reportable segments as follows: Specialty P&C, Workers' Compensation Insurance, Segregated Portfolio Cell Reinsurance, Lloyd's Syndicates and Corporate. For more information on the Company's segment reporting, including the nature of products and services provided and financial information by segment, refer to Note 11.
During the first quarter of 2022, ProAssurance revised its estimate of ULAE as a result of substantially integrating NORCAL into the Specialty P&C segment operations. ULAE are costs that cannot be attributed to processing a specific claim and are allocated to net losses and loss adjustment expenses on the Condensed Consolidated Statement of Income and Comprehensive Income. ProAssurance accounted for this change prospectively as a change in accounting estimate. Changes in accounting estimate are reflected prospectively beginning in the period the change in estimate occurs. The change in the Company's estimate of ULAE resulted in an increase of $7.3 million to underwriting, policy acquisition and operating expenses with an offsetting decrease of $7.3 million to net losses and loss adjustment expenses when compared to amounts that would have been estimated as ULAE under the Company's previous methodology. There was no impact on total expenses or net income (loss) in the Company's Condensed Consolidated Statement of Income and Comprehensive Income for the three months ended March 31, 2022 as a result of this change in the estimate.
Accounting Policies
The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and disclosures related to these amounts at the date of the financial statements. The Company evaluates these estimates and assumptions on an ongoing basis based on current and historical developments, market conditions, industry trends and other information that the Company believes to be reasonable under the circumstances, including the potential impacts of the COVID-19 pandemic (see "Item 1A, Risk Factors" in ProAssurance's December 31, 2021 report on Form 10-K for additional information). The Company can make no assurance that actual results will conform to its estimates and assumptions; reported results of operations may be materially affected by changes in these estimates and assumptions.
The significant accounting policies followed by ProAssurance in making estimates that materially affect financial reporting are summarized in Note 1 of the Notes to Consolidated Financial Statements in ProAssurance’s December 31, 2021 report on Form 10-K.
Accounting Changes Adopted
ProAssurance has not adopted any accounting changes during the three months ended March 31, 2022 that had a material effect on its results of operations, financial position or cash flows.
Accounting Changes Not Yet Adopted
ProAssurance is not aware of any accounting changes not yet adopted as of March 31, 2022 that could have a material impact on its results of operations, financial position or cash flows.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2022
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
Fair values of assets measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 are shown in the following tables. Where applicable, the tables also indicate the fair value hierarchy of the valuation techniques utilized to determine those fair values. For some assets, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. When this is the case, the asset is categorized based on the level of the most significant input to the fair value measurement. Assessments of the significance of a particular input to the fair value measurement require judgment and consideration of factors specific to the assets being valued. For more information on the valuation methodologies used regarding securities in the Level 2 and Level 3 categories, see Note 3 of the Notes to Consolidated Financial Statements in ProAssurance’s December 31, 2021 report on Form 10-K.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2022

	March 31, 2022
	Fair Value Measurements Using			Total
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Fixed maturities, available-for-sale
U.S. Treasury obligations	$—	$225,676	$—	$225,676
U.S. Government-sponsored enterprise obligations	—	16,733	—	16,733
State and municipal bonds	—	492,291	—	492,291
Corporate debt, multiple observable inputs	—	1,816,931	—	1,816,931
Corporate debt, limited observable inputs	—	—	53,325	53,325
Residential mortgage-backed securities	—	417,276	572	417,848
Agency commercial mortgage-backed securities	—	12,847	—	12,847
Other commercial mortgage-backed securities	—	222,800	582	223,382
Other asset-backed securities	—	433,639	8,149	441,788
Fixed maturities, trading	—	49,421	—	49,421
Equity investments
Financial	12,074	2,289	—	14,363
Utilities/Energy	1,099	—	—	1,099
Industrial	—	—	2,500	2,500
Bond funds	170,338	—	—	170,338
All other	15,625	—	—	15,625
Short-term investments	210,122	23,223	—	233,345
Other investments	1,789	95,449	3,440	100,678
Other assets	—	1,663	—	1,663
Total assets categorized within the fair value hierarchy	$411,047	$3,810,238	$68,568	4,289,853
Assets carried at NAV, which approximates fair value and which are not categorized within the fair value hierarchy, reported as a part of:
Investment in unconsolidated subsidiaries				267,125
Total assets at fair value				$4,556,978

Liabilities:
Other liabilities	$—	$—	$24,000	$24,000
Total liabilities categorized within the fair value hierarchy	$—	$—	$24,000	$24,000

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2022

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

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2022
Level 3 Valuations
Other than as described below, see Note 3 of the Notes to Consolidated Financial Statements in ProAssurance’s December 31, 2021 report on Form 10-K for a summary description of the valuation methodologies used regarding securities in the Level 3 category, by security type.
Level 3 Valuation Methodologies
Residential mortgage-backed, other commercial mortgage-backed securities and other asset-backed securities consisted of securitizations of receivables valued using dealer quotes for similar securities or discounted cash flow models using yields currently available for similar securities. Similar securities are defined as securities of comparable credit quality that have like terms and payment features. Assessments of credit quality were based on NRSRO ratings, if available, or were subjectively determined by management if not available. At March 31, 2022, 100% of the securities were rated and the average rating was A. At December 31, 2021, 100% of the securities were rated and the average rating was BBB+.
Quantitative Information Regarding Level 3 Valuations
Below is a quantitative information regarding securities in the Level 3 category, by security type:

	Fair Value at
($ in thousands)	March 31, 2022	December 31, 2021	Valuation Technique	Unobservable Input	Range (Weighted Average)
Assets:
Corporate debt, limited observable inputs	$53,325	$47,129	Market Comparable Securities	Comparability Adjustment	0% - 5% (2.5%)
			Discounted Cash Flows	Comparability Adjustment	0% - 5% (2.5%)
Residential mortgage-backed securities	$572	$297	Market Comparable Securities	Comparability Adjustment	0% - 5% (2.5%)
			Discounted Cash Flows	Comparability Adjustment	0% - 5% (2.5%)
Other commercial mortgage-backed securities	$582	$—	Market Comparable Securities	Comparability Adjustment	0% - 5% (2.5%)
			Discounted Cash Flows	Comparability Adjustment	0% - 5% (2.5%)
Other asset-backed securities	$8,149	$6,205	Market Comparable Securities	Comparability Adjustment	0% - 5% (2.5%)
			Discounted Cash Flows	Comparability Adjustment	0% - 5% (2.5%)
Equity investments	$2,500	$2,500	Discounted Cash Flows	Comparability Adjustment	0% - 10% (5%)
Other investments	$3,440	$1,434	Discounted Cash Flows	Comparability Adjustment	0% - 10% (5%)
Liabilities:
Other liabilities	$24,000	$24,000	Stochastic Model/Discounted Cash Flows	N/A	0% - 10% (8%)
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
March 31, 2022
Fair Value Measurements - Level 3 Assets
The following tables present summary information regarding changes in the fair value of assets measured using Level 3 inputs.

	March 31, 2022
	Level 3 Fair Value Measurements - Assets
(In thousands)	Corporate Debt	Asset-backed Securities	Equity Investments	Other Investments	Total
Balance, December 31, 2021	$47,129	$6,502	$2,500	$1,434	$57,565
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Net investment income	—	1	—	—	1
Net investment gains (losses)	—	—	—	110	110
Included in other comprehensive income	(993)	(260)	—	—	(1,253)
Purchases	9,711	5,585	—	1,483	16,779
Sales	(1,019)	(5)	—	(116)	(1,140)
Transfers in	1,000	—	—	529	1,529
Transfers out	(2,503)	(2,520)	—	—	(5,023)
Balance, March 31, 2022	$53,325	$9,303	$2,500	$3,440	$68,568
Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets held at period-end	$—	$—	$—	$64	$64

	March 31, 2021
	Level 3 Fair Value Measurements – Assets
(In thousands)	Corporate Debt	Asset-backed Securities	Other Investments	Total
Balance, December 31, 2020	$3,265	$8,693	$—	$11,958
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Net investment income	1	(2)	—	(1)
Net investment gains (losses)	—	(11)	—	(11)
Included in other comprehensive income	20	(179)	—	(159)
Purchases	4,875	7,357	—	12,232
Sales	(17)	(304)	—	(321)
Transfers in	858	—	2,152	3,010
Transfers out	(1,233)	(6,241)	—	(7,474)
Balance, March 31, 2021	$7,769	$9,313	$2,152	$19,234
Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets held at period-end	$—	$—	$—	$—
Fair Value Measurements - Level 3 Liabilities
There was no change in the fair value of the contingent consideration from the date of the NORCAL acquisition on May 5, 2021 to December 31, 2021 or March 31, 2022.

Transfers
Transfers shown in the preceding Level 3 tables were as of the end of the period in which the transfer occurred. All transfers were to or from Level 2.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2022
All transfers in and out of Level 3 during the three months ended March 31, 2022 and 2021 related to securities held for which the level of market activity for identical or nearly identical securities varies from period to period. The securities were valued using multiple observable inputs when those inputs were available; otherwise the securities were valued using limited observable inputs.
Fair Values Not Categorized
At March 31, 2022 and December 31, 2021, certain LPs/LLCs and investment funds measure fund assets at fair value on a recurring basis and provide a NAV for ProAssurance's interest. The carrying value of these interests is based on the NAV provided and was considered to approximate the fair value of the interests. For investment in unconsolidated subsidiaries, ProAssurance recognizes any changes in the NAV of its interests in equity in earnings (loss) of unconsolidated subsidiaries during the period of change. In accordance with GAAP, the fair value of these investments was not classified within the fair value hierarchy. The amount of ProAssurance's unfunded commitments related to these investments as of March 31, 2022 and fair values of these investments as of March 31, 2022 and December 31, 2021 were as follows:

	Unfunded Commitments	Fair Value
(In thousands)	March 31, 2022	March 31, 2022	December 31, 2021
Investment in unconsolidated subsidiaries:
Private debt funds (1)	$4,515	$17,674	$18,465
Long/short equity funds (2)	None	209	655
Non-public equity funds (3)	$55,591	158,286	160,219
Credit funds (4)	$51,868	45,174	47,300
Strategy focused funds (5)	$28,244	45,782	44,177
Total investments carried at NAV		$267,125	$270,816
Below is additional information regarding each of the investments listed in the table above as of March 31, 2022.
(1)This investment is comprised of interests in two unrelated LP funds that are structured to provide interest distributions primarily through diversified portfolios of private debt instruments. One LP allows redemption by special consent, while the other does not permit redemption. Income and capital are to be periodically distributed at the discretion of the LPs over an anticipated time frame that spans from three to eight years.
(2)This investment holds primarily long and short North American equities and targets absolute returns using strategies designed to take advantage of market opportunities. Redemptions are permitted; however, redemptions above specified thresholds (lowest threshold is 90%) may be only partially payable until after a fund audit is completed and are then payable within 30 days.
(3)This investment is comprised of interests in multiple unrelated LP funds, each structured to provide capital appreciation through diversified investments in private equity, which can include investments in buyout, venture capital, debt including senior, second lien and mezzanine, distressed debt, collateralized loan obligations and other private equity-oriented LPs. Two of the LPs allow redemption by terms set forth in the LP agreements; the others do not permit redemption. Income and capital are to be periodically distributed at the discretion of the LP over time frames that are anticipated to span up to ten years.
(4)This investment is comprised of multiple unrelated LP funds. Two funds seek to obtain superior risk-adjusted absolute returns through a diversified portfolio of debt securities, including bonds, loans and other asset-backed instruments. The remaining funds focus on private middle market company mezzanine and senior secured loans, opportunities across the credit spectrum, mortgage backed-loans, as well as various types of loan-backed investments. One fund allows redemptions at any quarter-end with prior notice requirements of 180 days, while two other funds allow for redemptions with consent of the General Partner. The remaining funds do not allow redemptions. For the funds that do not allow redemptions, income and capital are to be periodically distributed at the discretion of the LP over time frames throughout the remaining life of the funds.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2022
(5)This investment is comprised of multiple unrelated LPs/LLCs funds. One fund is an LLC focused on investing in North American consumer products companies, comprised of equity and equity-related securities, as well as debt instruments. A second fund is focused on aircraft investments, along with components and assets related to aircrafts. For both funds, redemptions are not permitted. Another fund is an LP focused on North American energy infrastructure assets that allows redemption with consent of the General Partner. The remaining funds are real estate focused LPs, one of which allows for redemption with prior notice.
ProAssurance may not sell, transfer or assign its interest in any of the above LPs/LLCs without special consent from the LPs/LLCs.
Nonrecurring Fair Value Measurement
ProAssurance did not have any assets or liabilities that were measured at fair value on a nonrecurring basis at March 31, 2022 or December 31, 2021.
Financial Instruments - Methodologies Other Than Fair Value
The following table provides the estimated fair value of the Company's financial instruments that, in accordance with GAAP for the type of investment, are measured using a methodology other than fair value. Fair values provided primarily fall within the Level 3 fair value category.

	March 31, 2022		December 31, 2021
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
BOLI	$80,879	$80,879	$81,767	$81,767
Other investments	$3,198	$3,198	$3,183	$3,183
Other assets	$33,029	$33,016	$40,581	$40,583
Financial liabilities:
Senior notes due 2023*	$250,000	$255,913	$250,000	$264,000
Contribution Certificates	$176,351	$161,533	$175,900	$179,892
Other liabilities	$31,446	$31,446	$52,332	$52,332
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
Other assets and other liabilities primarily consisted of related investment assets and liabilities associated with funded deferred compensation agreements. The fair value of the funded deferred compensation assets was based upon quoted market prices, which is categorized as a Level 1 valuation, and had a fair value of $32.0 million and $39.5 million at March 31, 2022 and December 31, 2021, respectively. The fair value of the funded deferred compensation assets at December 31, 2021 included assets from a rabbi trust plan acquired in the NORCAL acquisition that was terminated during the three months ended March 31, 2022. The rabbi trust assets consisted entirely of cash equivalents and mutual funds and had a total fair value of $5.2 million as of December 31, 2021 (see Note 2 of the Notes to Consolidated Financial Statements in ProAssurance's December 31, 2021 report on Form 10-K for additional information on the NORCAL acquisition). Other assets also included an unsecured note receivable. The fair value of the note receivable was based on the present value of expected cash flows from the note receivable, discounted at market rates on the valuation date for receivables with similar credit standings and similar payment structures. Other liabilities primarily consisted of liabilities associated with funded deferred compensation agreements. The reported balance is determined based on the amount of elective deferrals and employer contributions adjusted for periodic changes in the fair value of the participant balances based on the performance of the funds selected by the participants and had a fair value of $31.4 million and $52.3 million at March 31, 2022 and December 31, 2021, respectively. The fair value of the funded deferred compensation liabilities at December 31, 2021 included liabilities from deferred compensation arrangements assumed in the NORCAL acquisition that were terminated during the three months ended March 31, 2022 using the associated

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2022
rabbit trust assets and cash; the termination of these deferred compensation arrangements did not result in a gain or loss during the current period. The funded deferred compensation liabilities had a total fair value of $18.4 million as of December 31, 2021 (see Note 2 of the Notes to Consolidated Financial Statements in ProAssurance's December 31, 2021 report on Form 10-K for additional information).
The fair value of the debt, excluding the Contribution Certificates, was estimated based on the present value of expected future cash outflows, discounted at rates available on the valuation date for similar debt issued by entities with a similar credit standing to ProAssurance.
The fair value of the Contribution Certificates was estimated based on a binomial option pricing model. The Contribution Certificates is a portion of the purchase consideration for the NORCAL acquisition and are issued to certain NORCAL policyholders in the conversion, and those instruments are an obligation of NORCAL Insurance Company, the successor of NORCAL Mutual Insurance Company (see Note 2 and Note 13 of the Notes to Consolidated Financial Statements in ProAssurance's December 31, 2021 report on Form 10-K for further discussion of the terms of the Contribution Certificates).

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2022
3. Investments
Available-for-sale fixed maturities at March 31, 2022 and December 31, 2021 included the following:

	March 31, 2022
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities, available-for-sale
U.S. Treasury obligations	$237,899	$240	$12,463	$225,676
U.S. Government-sponsored enterprise obligations	17,650	15	932	16,733
State and municipal bonds	511,863	1,368	20,940	492,291
Corporate debt	1,955,390	4,593	89,727	1,870,256
Residential mortgage-backed securities	441,565	2,142	25,859	417,848
Agency commercial mortgage-backed securities	13,231	46	430	12,847
Other commercial mortgage-backed securities	232,924	471	10,013	223,382
Other asset-backed securities	451,052	2,065	11,329	441,788
	$3,861,574	$10,940	$171,693	$3,700,821

	December 31, 2021
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities, available-for-sale
U.S. Treasury obligations	$239,765	$1,166	$2,424	$238,507
U.S. Government-sponsored enterprise obligations	20,467	29	262	20,234
State and municipal bonds	511,750	9,620	2,174	519,196
Corporate debt	1,884,455	29,050	14,949	1,898,556
Residential mortgage-backed securities	455,438	4,254	5,751	453,941
Agency commercial mortgage-backed securities	13,909	294	62	14,141
Other commercial mortgage-backed securities	231,226	2,530	2,273	231,483
Other asset-backed securities	457,837	2,747	2,920	457,664
	$3,814,847	$49,690	$30,815	$3,833,722

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2022
The recorded cost basis and estimated fair value of available-for-sale fixed maturities at March 31, 2022, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total Fair Value
Fixed maturities, available-for-sale
U.S. Treasury obligations	$237,899	$21,181	$128,387	$74,586	$1,522	$225,676
U.S. Government-sponsored enterprise obligations	17,650	1,798	11,029	3,774	132	16,733
State and municipal bonds	511,863	22,193	159,219	188,721	122,158	492,291
Corporate debt	1,955,390	141,092	848,525	774,223	106,416	1,870,256
Residential mortgage-backed securities	441,565					417,848
Agency commercial mortgage-backed securities	13,231					12,847
Other commercial mortgage-backed securities	232,924					223,382
Other asset-backed securities	451,052					441,788
	$3,861,574					$3,700,821
Excluding obligations of the U.S. Government, U.S. Government-sponsored enterprises and a U.S. Government obligations money market fund, no investment in any entity or its affiliates exceeded 10% of shareholders’ equity at March 31, 2022.
Cash and securities with a carrying value of $54.5 million at March 31, 2022 were on deposit with various state insurance departments to meet regulatory requirements.
As a member of Lloyd's, ProAssurance is required to maintain capital at Lloyd's, referred to as FAL, to support underwriting by Syndicate 1729. At March 31, 2022, ProAssurance's FAL investments were comprised of available-for-sale fixed maturities with a fair value of $36.9 million and cash and cash equivalents of $0.1 million on deposit with Lloyd's in order to satisfy these FAL requirements.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2022
Investments Held in a Loss Position
The following tables provide summarized information with respect to investments held in an unrealized loss position at March 31, 2022 and December 31, 2021, including the length of time the investment had been held in a continuous unrealized loss position.

	March 31, 2022
	Total		Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Loss	Value	Loss	Value	Loss
Fixed maturities, available-for-sale
U.S. Treasury obligations	$208,608	$12,463	$195,658	$11,629	$12,950	$834
U.S. Government-sponsored enterprise obligations	16,601	932	12,835	599	3,766	333
State and municipal bonds	372,603	20,940	357,967	19,551	14,636	1,389
Corporate debt	1,437,296	89,727	1,292,183	75,597	145,113	14,130
Residential mortgage-backed securities	367,247	25,859	316,182	20,314	51,065	5,545
Agency commercial mortgage-backed securities	9,835	430	9,695	416	140	14
Other commercial mortgage-backed securities	204,736	10,013	194,654	9,310	10,082	703
Other asset-backed securities	375,684	11,329	360,024	10,477	15,660	852
	$2,992,610	$171,693	$2,739,198	$147,893	$253,412	$23,800

	December 31, 2021
	Total		Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Loss	Value	Loss	Value	Loss
Fixed maturities, available-for-sale
U.S. Treasury obligations	$190,054	$2,424	$181,689	$2,206	$8,365	$218
U.S. Government-sponsored enterprise obligations	16,287	262	16,287	262	—	—
State and municipal bonds	175,442	2,174	171,930	2,039	3,512	135
Corporate debt	945,196	14,949	866,731	11,828	78,465	3,121
Residential mortgage-backed securities	326,248	5,751	290,019	4,320	36,229	1,431
Agency commercial mortgage-backed securities	4,529	62	4,355	54	174	8
Other commercial mortgage-backed securities	151,827	2,273	145,467	1,884	6,360	389
Other asset-backed securities	278,915	2,920	271,463	2,796	7,452	124
	$2,088,498	$30,815	$1,947,941	$25,389	$140,557	$5,426
As of March 31, 2022, excluding U.S. Government or U.S. Government-sponsored enterprise obligations, there were 2,504 debt securities (64.6% of all available-for-sale fixed maturity securities held) in an unrealized loss position representing 1,288 issuers. The greatest and second greatest unrealized loss positions among those securities were approximately $2.3 million and $2.0 million, respectively. The securities were evaluated for impairment as of March 31, 2022.
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

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2022
Each quarter, ProAssurance performs a detailed analysis for the purpose of assessing whether any of the securities it holds in an unrealized loss position has suffered an impairment due to credit or non-credit factors. A detailed discussion of the factors considered in the assessment is included in Note 1 of the Notes to Consolidated Financial Statements in ProAssurance's December 31, 2021 report on Form 10-K.
Fixed maturity securities held in an unrealized loss position at March 31, 2022, excluding asset-backed securities, have paid all scheduled contractual payments and are expected to continue. Expected future cash flows of asset-backed securities, excluding those issued by GNMA, FNMA and FHLMC, held in an unrealized loss position were estimated as part of the March 31, 2022 impairment evaluation using the most recently available six-month historical performance data for the collateral (loans) underlying the security or, if historical data was not available, sector based assumptions, and equaled or exceeded the current amortized cost basis of the security.
There was no allowance for expected credit losses for the three months ended March 31, 2022.
The following table presents a roll forward of the allowance for expected credit losses on available-for-sale fixed maturities for the three months ended March 31, 2021.

	Three Months Ended March 31, 2021
(In thousands)	Corporate Debt	Total
Balance, at December 31, 2020	$552	$552
Reductions related to:
Securities sold during the period	(552)	(552)
Balance, at March 31, 2021	$—	$—
Other information regarding sales and purchases of fixed maturity available-for-sale securities is as follows:

	Three Months Ended March 31
(In millions)	2022	2021
Proceeds from sales (exclusive of maturities and paydowns)	$63.5	$61.9
Purchases	$231.6	$342.2
Equity Investments
ProAssurance's equity investments are carried at fair value with changes in fair value recognized in income as a component of net investment gains (losses) during the period of change. Equity investments on the Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021 primarily included bond funds and, to a lesser degree, stocks and investment funds.
Short-term Investments
ProAssurance's short-term investments, which have a maturity at purchase of one year or less, are primarily comprised of investments in U.S. treasury obligations, commercial paper and money market funds. Short-term investments are carried at fair value which approximates the cost of the securities due to their short-term nature.
BOLI
ProAssurance holds BOLI policies that are carried at the current cash surrender value of the policies (original cost $42 million), which includes the BOLI policies acquired from NORCAL (original cost $10 million). All insured individuals were members of ProAssurance or NORCAL management at the time the policies were acquired. The primary purpose of the program is to offset future employee benefit expenses through earnings on the cash value of the policies. ProAssurance is the owner and beneficiary of these policies.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2022
Net Investment Income
Net investment income (loss) by investment category was as follows:

	Three Months Ended March 31
(In thousands)	2022	2021
Fixed maturities	$21,544	$15,692
Equities	701	694
Short-term investments, including Other	426	273
BOLI	(47)	444
Investment fees and expenses	(2,181)	(2,086)
Net investment income	$20,443	$15,017
Investment in Unconsolidated Subsidiaries
ProAssurance's investment in unconsolidated subsidiaries were as follows:

	March 31, 2022	Carrying Value
(In thousands)	Percentage Ownership	March 31, 2022	December 31, 2021
Qualified affordable housing project tax credit partnerships	See below	$10,036	$12,424
All other investments, primarily investment fund LPs/LLCs	See below	311,366	323,152
		$321,402	$335,576
Qualified affordable housing project tax credit partnership interests held by ProAssurance generate investment returns by providing tax benefits to fund investors in the form of tax credits and project operating losses. The carrying value of these investments reflects ProAssurance's total commitments (both funded and unfunded) to the partnerships, less any amortization. At March 31, 2022, ProAssurance's ownership percentage relative to one of the tax credit partnership interests is almost 100%; this interest had a carrying value of $2.0 million. At December 31, 2021, ProAssurance's ownership percentage relative to two of the tax credit partnership interests was almost 100%; these interests had a carrying value of $3.2 million at December 31, 2021. ProAssurance's ownership percentage relative to the remaining tax credit partnership interests is less than 20%; these interests had a carrying value of $8.0 million at March 31, 2022 and $9.2 million at December 31, 2021. Since ProAssurance has the ability to exert influence over the partnerships but does not control them, all are accounted for using the equity method. See further discussion of the entities in which ProAssurance holds passive interests in Note 9.
ProAssurance holds interests in investment fund LPs/LLCs and other equity method investments and LPs/LLCs which are not considered to be investment funds. ProAssurance's ownership percentage relative to four of the LPs/LLCs is greater than 25%, which is expected to be reduced as the funds mature and other investors participate in the funds; these investments had a carrying value of $49.3 million at March 31, 2022 and $49.0 million at December 31, 2021. ProAssurance's ownership percentage relative to the remaining investments and LPs/LLCs is less than 25%; these interests had a carrying value of $262.1 million at March 31, 2022 and $274.2 million at December 31, 2021. ProAssurance does not have the ability to exert control over any of these funds.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2022
Equity in Earnings (Loss) of Unconsolidated Subsidiaries
Equity in earnings (loss) of unconsolidated subsidiaries included losses from qualified affordable housing project tax credit partnerships and a historic tax credit partnership. Investment results recorded reflect ProAssurance's allocable portion of partnership operating results. Tax credits reduce income tax expense in the period they are utilized. The results recorded and tax credits recognized related to ProAssurance's tax credit partnership investments were as follows:

	Three Months Ended March 31
(In thousands)	2022	2021
Qualified affordable housing project tax credit partnerships
Losses recorded	$2,388	$3,368
Tax credits recognized	$1,205	$3,324

Historic tax credit partnership*
Losses (gains) recorded	$—	$(182)
Tax credits recognized	$—	$50
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

The tax credits generated from the Company's tax credit partnership investments of $1.2 million for the three months ended March 31, 2022 were deferred for use in future periods due to the Company's expected consolidated loss calculated on a tax basis. For the three months ended March 31, 2021 the tax credits generated from the Company's tax credit partnership investments of $3.4 million were deferred and are expected to be utilized in future periods. Not included in the table above is $2.0 million of tax credits recaptured from 2019 during the three months ended March 31, 2022 due to the carryback of the Company's estimated NOL for the three months ended March 31, 2022 to the 2021 tax year. The recaptured tax credits were earned in 2019 but not utilized until 2021 due to NOL's generated in both 2019 and 2020. As of March 31, 2022, the Company had approximately $49.9 million of available tax credit carryforwards generated from its investments in tax credit partnerships which they expect to utilize in future periods.
Tax credits provided by the underlying projects of the Company's historic tax credit partnership are typically available in the tax year in which the project is put into active service, whereas the tax credits provided by qualified affordable housing project tax credit partnerships are provided over approximately a ten year period.
Significant Equity Method Investees
As previously discussed, ProAssurance holds certain investments that are measured using the equity method of accounting, primarily investments in LPs/LLCs, which are carried as a part of Investment in Unconsolidated Subsidiaries on the Condensed Consolidated Balance Sheets. Each quarter, ProAssurance assesses the significance of its equity method investees. As of March 31, 2022 ProAssurance determined one equity method investee, Prime Storage Fund II, LP, to be significant. This fund invests primarily in self-storage real estate. As of March 31, 2021, ProAssurance determined one equity method investee, NB Private Equity Credit Opportunities Fund LP, to be significant. NB Private Equity Credit Opportunities Fund LP fund invests primarily in senior/junior debt instruments of private equity backed companies, including secured and unsecured loans, bonds and other instruments. The following table presents gross summarized financial information for significant funds, including the portion not attributable to ProAssurance, derived from the fund's financial statements which are prepared in accordance with GAAP. As the majority of ProAssurance's equity method investments report their results to the Company on a one quarter lag, the summarized financial information below is for the three months ended December 31, 2021 and 2020, respectively.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2022

(In thousands)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
	Prime Storage Fund II LP	NB Private Equity Credit Opportunities Fund LP
Net investment income	$28,691	$40,636
Net investment gains (losses)	22,438	14,587
Net change in unrealized appreciation (depreciation)	235,525	61,777
Net gain (loss)	$286,654	$117,000

Net gain (loss) attributable to ProAssurance*	$1,457	$2,056
*Represents ProAssurance's share of the fund's aggregate income or loss, which is included as a component of equity in earnings (loss) of unconsolidated subsidiaries in its Condensed Consolidated Statement of Income and Comprehensive Income for the three months ended March 31, 2022 and 2021.
Net Investment Gains (Losses)
Realized investment gains and losses are recognized on the first-in, first-out basis. The following table provides detailed information regarding net investment gains (losses):

	Three Months Ended March 31
(In thousands)	2022	2021
Gross realized gains, available-for-sale fixed maturities	$1,187	$4,294
Gross realized (losses), available-for-sale fixed maturities	(1,124)	(187)
Net realized gains (losses), trading fixed maturities	(75)	72
Net realized gains (losses), equity investments	(220)	4,189
Net realized gains (losses), other investments	650	3,196
Change in unrealized holding gains (losses), trading fixed maturities	(326)	(214)
Change in unrealized holding gains (losses), equity investments	(11,485)	(2,937)
Change in unrealized holding gains (losses), convertible securities, carried at fair value	(2,476)	(190)
Other	363	626
Net investment gains (losses)	$(13,506)	$8,849
For the three months ended March 31, 2022 and 2021, ProAssurance did not recognize any credit-related impairment losses in earnings or non-credit impairment losses in OCI.
The following table presents a roll forward of cumulative credit losses recorded in earnings related to impaired debt securities for which a portion of the impairment was recorded in OCI.

	Three Months Ended March 31
(In thousands)	2022	2021
Balance beginning of period	$—	$552
Reductions due to:
Securities sold during the period (realized)	—	(552)
Balance March 31	$—	$—

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2022
4. Income Taxes
For interim periods, ProAssurance generally utilizes the estimated annual effective tax rate method under which the Company determines its provision (benefit) for income taxes based on the current estimate of its annual effective tax rate. For the three months ended March 31, 2022, ProAssurance utilized the discrete effective tax rate method for recording income taxes after the estimated annual effective tax rate method produced an unreliable estimated effective annual tax rate. The discrete method is applied when the application of the estimated annual effective tax rate method is impractical and does not provide a reliable estimate of the annual effective tax rate. The Company believes the use of the discrete effective tax rate method is more appropriate than the annual effective tax rate method for the three months ended March 31, 2022 as minor changes in the Company's estimated ordinary income would have a significant effect on the estimated annual effective tax rate and would result in sizable variations in the customary relationship between income tax expense (benefit) and pre-tax accounting income (loss). ProAssurance will reevaluate its use of this method each quarter until the Company believes a return to the estimated annual effective tax rate method is deemed appropriate. For the three months ended March 31, 2021, ProAssurance utilized the estimated annual effective tax rate method. Under the estimated annual effective tax rate method, items which are unusual, infrequent, or that cannot be reliably estimated are considered in the effective tax rate in the period in which the item is included in income, and are referred to as discrete items. In calculating the Company's year-to-date income tax expense (benefit) under the estimated annual effective tax rate method, it includes the estimated benefit of tax credits for the year-to-date period based on the most recently available information provided by the tax credit partnerships; the actual amounts of credits provided by the tax credit partnerships may prove to be different than our estimates. The effect of such a difference is recognized in the period identified.
For the three months ended March 31, 2022, the provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes primarily because ProAssurance recognizes tax credit benefits transferred from tax credit partnership investments. In calculating the Company's year-to-date income tax expense (benefit), the Company included the estimated benefit of tax credits for the year-to-date period based on the most recently available information provided by the tax credit partnerships; the actual amounts of credits provided by the tax credit partnerships may prove to be different than the Company's estimates. The effect of such a difference is recognized in the period identified.
ProAssurance had a receivable for U.S. federal and U.K. income taxes carried as a part of other assets as of March 31, 2022 and December 31, 2021 of $7.9 million in each period. At March 31, 2022 and December 31, 2021, the liability for unrecognized tax benefits, which is included in the total receivable for U.S. federal and U.K. income taxes, was $3.4 million in each period which included an accrued liability for interest of approximately $0.4 million in each period.
NORCAL Acquisition
As a result of the NORCAL acquisition, ProAssurance has U.S. federal NOL carryforwards which as of March 31, 2022 were approximately $43.0 million and will begin to expire in 2035. See Note 7 of the Notes to Consolidated Financial Statements in ProAssurance's December 31, 2021 report on Form 10-K for more information.
Coronavirus Aid, Relief and Economic Security Act
In response to COVID-19, the CARES Act was signed into law on March 27, 2020 and contains several provisions for corporations and eased certain deduction limitations originally imposed by the TCJA. See further discussion in Note 7 of the Notes to Consolidated Financial Statements in ProAssurance's December 31, 2021 report on Form 10-K. As a result of the CARES Act, ProAssurance was permitted to carryback NOLs generated in tax years 2019 and 2020 for up to five years. ProAssurance generated an NOL of approximately $33.3 million from the 2020 tax year that was carried back to the 2015 tax year which resulted in a claim for a refund of approximately $11.7 million.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2022
5. Reserve for Losses and Loss Adjustment Expenses
The reserve for losses is established based on estimates of individual claims and actuarially determined estimates of future losses based on ProAssurance’s past loss experience, available industry data and projections as to future claims frequency, severity, inflationary trends and settlement patterns. Estimating the reserve, particularly the reserve appropriate for liability exposures, is a complex process. For a high proportion of the risks insured or reinsured by ProAssurance, claims may be resolved over an extended period of time, often five years or more, and may be subject to litigation. Estimating losses requires ProAssurance to make and revise judgments and assessments regarding multiple uncertainties over an extended period of time. As a result, the reserve estimate may vary considerably from the eventual outcome. The assumptions used in establishing ProAssurance’s reserve are regularly reviewed and updated by management as new data becomes available. Changes to estimates of previously established reserves are included in earnings in the period in which the estimate is changed. For additional information regarding ProAssurance's reserve for losses, see Note 1 and Note 10 of the Notes to Consolidated Financial Statements included in ProAssurance's December 31, 2021 report on Form 10-K.
Activity in the reserve for losses and loss adjustment expenses is summarized as follows:

(In thousands)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021	Year Ended December 31, 2021
Balance, beginning of year	$3,579,940	$2,417,179	$2,417,179
Less reinsurance recoverables on unpaid losses and loss adjustment expenses	451,741	385,087	385,087
Net balance, beginning of year	3,128,199	2,032,092	2,032,092
Net reserves acquired from NORCAL acquisition	—	—	1,089,103
Net losses:
Current year(1)	214,753	154,634	797,732
Favorable development of reserves established in prior years, net(2)	(5,330)	(4,849)	(45,483)
Total	209,423	149,785	752,249
Paid related to:
Current year	(13,179)	(10,513)	(109,925)
Prior years	(185,977)	(126,534)	(635,320)
Total paid	(199,156)	(137,047)	(745,245)
Net balance, end of period	3,138,466	2,044,830	3,128,199
Plus reinsurance recoverables on unpaid losses and loss adjustment expenses	464,780	393,420	451,741
Balance, end of period	$3,603,246	$2,438,250	$3,579,940
(1) Current year net losses for the three months ended March 31, 2022 and year ended December 31, 2021 included $2.5 million and $6.7 million, respectively, of amortization of the negative VOBA associated with NORCAL's assumed unearned premium, which is being amortized over a period in proportion to the earn-out of the associated premium as a reduction to current accident year net losses (see Note 2 of the Notes to Consolidated Financial Statements in ProAssurance's December 31, 2021 report on Form 10-K).
(2) Net favorable prior year reserve development recognized for the three months ended March 31, 2022 and year ended December 31, 2021 included $2.9 million and $7.9 million, respectively, of amortization of the purchase accounting fair value adjustment on NORCAL's assumed net reserve and amortization of the negative VOBA associated with NORCAL's DDR reserve which is recorded as a reduction to prior accident year net losses and loss adjustment expenses (see Note 2 of the Notes to Consolidated Financial Statements in ProAssurance's December 31, 2021 report on Form 10-K). ProAssurance has not recognized any development related to NORCAL's prior accident year reserves since the date of acquisition on May 5, 2021.
Estimating liability reserves is complex and requires the use of many assumptions. As time passes and ultimate losses for prior years are either known or become subject to a more precise estimation, ProAssurance increases or decreases the reserve estimates established in prior periods. The net favorable loss development recognized in the three months ended March 31, 2022 primarily reflected overall favorable trends in claim closing patterns in the Workers' Compensation Insurance and Segregated Portfolio Cell Reinsurance segments. The net favorable loss development recognized in the Workers' Compensation

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2022
Insurance segment is primarily related to the 2019 accident year and prior. The net favorable loss development recognized in the Segregated Portfolio Cell Reinsurance segment is primarily related to the 2019 and 2020 accident years. Net favorable development recognized during the three months ended March 31, 2022 was net of an increase in the Company's reserve for potential ECO/XPL claims of $4.0 million in the Specialty P&C segment. Excluding the increase in the ECO/XPL reserve and amortization of purchase accounting adjustments (see footnote 2 in the table above), ProAssurance recognized net favorable prior accident year reserve development of $5.0 million in the Specialty P&C segment, principally related to accident years 2019 through 2021. Consolidated net favorable loss development recognized in the three months ended March 31, 2022 was partially offset by unfavorable reserve development recognized in the Lloyd's Syndicates segment driven by certain catastrophe related losses.
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
The net favorable loss development recognized for the year ended December 31, 2021 primarily reflected a lower than anticipated loss emergence in the Specialty P&C segment, primarily related to the 2015 through 2020 accident years. ProAssurance did not recognize any development related to NORCAL's prior accident year reserves in 2021. Net favorable prior accident year reserve development recognized in the Specialty P&C segment also included a $1.0 million reduction in our IBNR reserve for COVID-19 during the third quarter of 2021. The net favorable development also reflected overall favorable trends in claim closing patterns in the Workers' Compensation Insurance and Segregated Portfolio Cell Reinsurance segments. The net favorable loss development recognized in the Workers' Compensation Insurance segment is primarily related to the 2012 through 2017 accident years. The net favorable loss development recognized in the Segregated Portfolio Cell Reinsurance segment is primarily related to accident year 2015 and accident years 2018 through 2020. Consolidated net favorable loss development recognized in 2021 was partially offset by unfavorable reserve development recognized in the Lloyd's Syndicates segment driven by certain catastrophe related losses.
6. Commitments and Contingencies
ProAssurance is involved in various legal actions related to insurance policies and claims handling including, but not limited to, claims asserted by policyholders. These types of legal actions arise in the Company's ordinary course of business and, in accordance with GAAP for insurance entities, are considered as a part of the Company's loss reserving process, which is described in detail under the heading "Losses and Loss Adjustment Expenses" in the Accounting Policies section in Note 1 of the Notes to Consolidated Financial Statements in ProAssurance's December 31, 2021 report on Form 10-K. ProAssurance also has other direct actions against the Company unrelated to its claims activity which are evaluated and accounted for as a part of other liabilities. For these corporate legal actions, the Company evaluates each case separately and establishes what it believes is an appropriate reserve based on GAAP guidance related to contingent liabilities. As of March 31, 2022, there were no material reserves established for corporate legal actions.
As a member of Lloyd's, ProAssurance has obligations to Syndicate 1729 including a Syndicate Credit Agreement and FAL requirements. The Syndicate Credit Agreement is an unconditional revolving credit agreement to the Premium Trust Fund of Syndicate 1729 for the purpose of providing working capital. At March 31, 2022, the maximum permitted borrowings under the Syndicate Credit Agreement were approximately £30.0 million (approximately $39.4 million at March 31, 2022). Effective July 1, 2022, maximum permitted borrowings will be reduced to £15.0 million (approximately $19.7 million at March 31, 2022) from £30.0 million under an amended Syndicate Credit Agreement executed in January 2022. The amended Syndicate Credit Agreement has a maturity date of June 30, 2023 and contains an annual auto-renewal feature which allows for ProAssurance to elect to non-renew if notice is given at least 30 days prior to the next auto-renewal date, which is one year prior to the maturity date. Under the Syndicate Credit Agreement, advances bear interest at 3.8% annually and may be repaid at any time but are repayable upon demand after June 30, 2023, subject to extension through the auto-renewal feature. As of March 31, 2022, there were no outstanding borrowings under the Syndicate Credit Agreement. ProAssurance provides FAL to support underwriting by Syndicate 1729 which is comprised of investment securities and cash and cash equivalents deposited with Lloyd's with a total fair value of approximately $37.0 million at March 31, 2022 (see Note 3).

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2022
ProAssurance has entered into financial instrument transactions that may present off-balance sheet credit risk or market risk. These transactions include a short-term loan commitment and commitments to provide funding to non-public investment entities. Under the short-term loan commitment, ProAssurance has agreed to advance funds on a 30 day basis to a counterparty provided there is no violation of any condition established in the contract. As of March 31, 2022, ProAssurance had total funding commitments related to non-public investment entities as well as the short-term loan commitment of approximately $234.2 million which included the amount at risk if the full short-term loan is extended and the counterparties default. However, the credit risk associated with the short-term loan commitment is minimal as the counterparties to the contract are highly rated commercial institutions and to-date have been performing in accordance with their contractual obligations. ProAssurance’s expected credit losses associated with this short-term loan commitment were nominal in amount as of March 31, 2022.
ProAssurance has previously entered into a services agreement with a company to provide data analytics services for certain product lines within the Company's HCPL book of business. In November 2021, ProAssurance executed an amendment to this services agreement which extended the Company's commitment an additional three years for an annual fee of approximately $3.5 million. In addition, the amended services agreement contains an annual one-year auto-extension feature unless either party elects to non-renew the services agreement by providing notice at least six-months prior to the end of the contract. ProAssurance incurred operating expenses associated with this services agreement of $0.9 million and $0.6 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, the remaining commitment under this agreement was estimated to be approximately $9.0 million.
The purchase consideration in the NORCAL acquisition included contingent consideration. NORCAL policyholders who elected to receive NORCAL stock and tender it to ProAssurance are eligible for a share of contingent consideration in an amount of up to approximately $84 million depending upon the after-tax development of NORCAL's ultimate net losses between December 31, 2020 and December 31, 2023. The estimated fair value of this contingent consideration was $24 million as of March 31, 2022, which is unchanged from the acquisition date of May 5, 2021, and was derived utilizing a stochastic model. This estimate does not guarantee that contingent consideration will ultimately be paid. Depending on NORCAL's actual ultimate net loss development between December 31, 2020 and December 31, 2023, the actual amount due to eligible policyholders may be greater than or less than the $24 million current fair value estimate. See further discussion around the contingent consideration in Note 2 and further discussion on the NORCAL acquisition in Note 2 of the Notes to Consolidated Financial Statements included in ProAssurance's December 31, 2021 report on Form 10-K.
7. Debt
ProAssurance’s outstanding debt consisted of the following:

($ in thousands)	March 31, 2022	December 31, 2021
Senior Notes due 2023, unsecured, interest at 5.3% annually	$250,000	$250,000
Contribution Certificates due 2031, interest at 3.0% (effective interest rate at 4.35%) paid annually beginning April 2022	176,351	175,900
Total principal	426,351	425,900
Less unamortized debt issuance costs	821	914
Debt less unamortized debt issuance costs	$425,530	$424,986
Revolving Credit Agreement
ProAssurance has a Revolving Credit Agreement with seven participating lenders. The Revolving Credit Agreement, which expires November 2024 may be used for general corporate purposes, including, but not limited to, short-term working capital, share repurchases as authorized by the Board and support for other activities. ProAssurance's Revolving Credit Agreement permits borrowings up to $250 million, and has available a $50 million accordion feature which, if successfully subscribed, would expand the permitted borrowings to a maximum of $300 million. As of March 31, 2022 and December 31, 2021, there were no outstanding borrowings on the Revolving Credit Agreement.
Covenant Compliance
There are no financial covenants associated with the Senior Notes or the Contribution Certificates due 2023 and 2031, respectively.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2022
The Revolving Credit Agreement contains customary representations, covenants and events constituting default, and remedies for default. The Revolving Credit Agreement also defines financial covenants regarding permitted leverage ratios. ProAssurance is currently in compliance with all covenants of the Revolving Credit Agreement.
Additional Information
For additional information regarding ProAssurance's debt, see Note 13 of the Notes to Consolidated Financial Statements included in ProAssurance's December 31, 2021 report on Form 10-K.
8. Shareholders’ Equity
At March 31, 2022 and December 31, 2021, ProAssurance had 100 million shares of authorized common stock and 50 million shares of authorized preferred stock. The Board has the authority to determine provisions for the issuance of preferred shares, including the number of shares to be issued, the designations, powers, preferences and rights, and the qualifications, limitations or restrictions of such shares.
ProAssurance declared cash dividends of $0.05 per share during the first quarter of both 2022 and 2021. Dividends declared during the 2022 and 2021 three-month periods totaled $2.7 million in each period. Any decision to pay future cash dividends is subject to the Board’s final determination after a comprehensive review of financial performance, future expectations and other factors deemed relevant by the Board. See Note 14 of the Notes to Consolidated Financial Statements in ProAssurance's December 31, 2021 report on Form 10-K for additional information.
At March 31, 2022, Board authorizations for the repurchase of common shares or the retirement of outstanding debt of $110 million remained available for use. ProAssurance did not repurchase any common shares during the three months ended March 31, 2022 or 2021.
Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)
The following tables provide a detailed breakout of the components of AOCI and the amounts reclassified from AOCI to net income (loss). The tax effects of all amounts in the tables below, except for an immaterial amount of unrealized gains and losses on available-for-sale securities held at the Company's U.K. subsidiary, were computed using the enacted U.S. federal corporate tax rate of 21%. OCI included a deferred tax benefit of $38.2 million and $8.3 million for the three months ended March 31, 2022 and 2021, respectively.
The changes in the balance of each component of AOCI for the three months ended March 31, 2022 and 2021 were as follows:

(In thousands)	Unrealized Investment Gains (Losses)	Unrecognized Change in Defined Benefit and Post Retirement Liabilities	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2021	$14,929	$1,355	$16,284
OCI, before reclassifications, net of tax	(140,808)	—	(140,808)
Amounts reclassified from AOCI, net of tax	(28)	(14)	(42)
Net OCI, current period	(140,836)	(14)	(140,850)
Balance, March 31, 2022	$(125,907)	$1,341	$(124,566)

(In thousands)	Unrealized Investment Gains (Losses)	Non-credit Impairments	Unrecognized Change in Defined Benefit Plan Liabilities(1)	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2020	$75,388	$(57)	$(104)	$75,227
OCI, before reclassifications, net of tax	(30,415)	—	—	(30,415)
Amounts reclassified from AOCI, net of tax	(3,347)	57	—	(3,290)
Net OCI, current period	(33,762)	57	—	(33,705)
Balance, March 31, 2021	$41,626	$—	$(104)	$41,522
(1)For three months ended March 31, 2021, amounts represent the re-estimation of the defined benefit plan liability assumed in the Eastern acquisition. The defined benefit plan was frozen as to the earnings of additional benefits and the benefit plan liability was reestimated annually. The Company terminated Eastern's defined benefit plan during the third quarter of 2021.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2022
9. Variable Interest Entities
ProAssurance holds passive interests in a number of entities that are considered to be VIEs under GAAP guidance. ProAssurance's VIE interests principally consist of interests in LPs/LLCs formed for the purpose of achieving diversified equity and debt returns. ProAssurance's VIE interests, carried as a part of investment in unconsolidated subsidiaries, totaled $291.4 million at March 31, 2022 and $303.7 million at December 31, 2021. ProAssurance does not have power over the activities that most significantly impact the economic performance of these VIEs and thus is not the primary beneficiary. Investments in entities where ProAssurance holds a greater than minor interest but does not hold a controlling interest are accounted for using the equity method. Therefore, ProAssurance has not consolidated these VIEs. ProAssurance’s involvement with each of these VIEs is limited to its direct ownership interest in the VIE. Except for the funding commitments disclosed in Note 6, ProAssurance has no arrangements with any of these VIEs to provide other financial support to or on behalf of the VIE. At March 31, 2022, ProAssurance’s maximum loss exposure relative to these investments was limited to the carrying value of ProAssurance’s investment in the VIE.
As a result of the Company's acquisition of NORCAL (see Note 2 of the Notes to Consolidated Financial Statements in ProAssurance's December 31, 2021 report on Form 10-K), ProAssurance is the primary beneficiary of PPM RRG. While there is no direct ownership of PPM RRG by ProAssurance, it manages the business operations of PPM RRG through its management services agreement and has effective control of the PPM RRG's Board of Directors through an irrevocable voting proxy. The management services agreement allows ProAssurance to provide management and oversight services to the RRG, which includes the ability to make business decisions impacting the operations of PPM RRG. PPM RRG has a $5 million surplus note to NORCAL which is its only source of capital. ProAssurance has consolidated the account balances and transactions of PPM RRG beginning on the NORCAL acquisition date of May 5, 2021. At March 31, 2022, approximately $141 million of ProAssurance's assets and approximately $141 million of its liabilities included on the Condensed Consolidated Balance Sheet were related to PPM RRG.
10. Earnings (Loss) Per Share
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

(In thousands, except per share data)	Three Months Ended March 31
	2022	2021
Weighted average number of common shares outstanding, basic	54,012	53,918
Dilutive effect of securities:
Restricted Share Units	114	76
Performance Share Units	17	4
Weighted average number of common shares outstanding, diluted	54,143	53,998
Effect of dilutive shares on earnings (loss) per share	$—	$—
Dilutive common share equivalents are reflected in the earnings (loss) per share calculation while antidilutive common share equivalents are not reflected in the earnings (loss) per share calculation. For the three months ended March 31, 2022, all incremental common share equivalents were not included in the computation of diluted earnings (loss) per share because to do so would have been antidilutive for the period. There were no antidilutive common share equivalents for the three months ended March 31, 2021.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2022
11. Segment Information
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
The Company operates in five segments that are organized around the nature of the products and services provided: Specialty P&C, Workers' Compensation Insurance, Segregated Portfolio Cell Reinsurance, Lloyd's Syndicates and Corporate. Additional information regarding ProAssurance's segments is included in Note 18 of the Notes to Consolidated Financial Statements in ProAssurance’s December 31, 2021 report on Form 10-K. A description of each of ProAssurance's five operating and reportable segments follows.
•Specialty P&C includes professional liability insurance and medical technology liability insurance.
•Workers' Compensation Insurance includes workers' compensation insurance products which are provided primarily to employers with 1,000 or fewer employees.
•Segregated Portfolio Cell Reinsurance includes the results (underwriting profit or loss, plus investment results, net of U.S. federal income taxes) of SPCs at Inova Re and Eastern Re, the Company's Cayman Islands SPC operations.
•Lloyd's Syndicates includes the results from ProAssurance's participation in Lloyd's of London Syndicate 1729 and Syndicate 6131. ProAssurance's participation in the results of Syndicate 1729 for the 2022 underwriting year remains unchanged from the 2021 underwriting year at 5%. Effective January 1, 2022, Syndicate 6131 ceased underwriting on a quota share basis with Syndicate 1729 as Syndicate 6131's applicable business is retained within Syndicate 1729 beginning with the 2022 year of account. Due to the quarter lag, the Company's ceased participation in Syndicate 6131 will not be reflected in the Company's results until the second quarter of 2022.
•Corporate includes ProAssurance's investment operations and excludes those reported in the Company's Segregated Portfolio Cell Reinsurance and Lloyd's Syndicates segments. In addition, this segment includes corporate expenses, interest expense. U.S. income taxes and non-premium revenues generated outside of the Company's insurance entities.
The accounting policies of the segments are described in Note 1 of the Notes to Consolidated Financial Statements in ProAssurance’s December 31, 2021 report on Form 10-K. ProAssurance evaluates the performance of its Specialty P&C and Workers' Compensation Insurance segments based on before tax underwriting profit or loss. ProAssurance evaluates the performance of its Segregated Portfolio Cell Reinsurance segment based on operating profit or loss, which includes investment results of investment assets solely allocated to SPC operations, net of U.S. federal income taxes. Performance of the Lloyd's Syndicates segment is evaluated based on operating profit or loss, which includes investment results of investment assets solely allocated to Lloyd's Syndicate operations, net of U.K. income tax expense. Performance of the Corporate segment is evaluated based on the contribution made to consolidated after-tax results. ProAssurance accounts for inter-segment transactions as if the transactions were to third parties at current market prices. Assets are not allocated to segments because investments, other than the investments discussed above that are solely allocated to the Segregated Portfolio Cell Reinsurance and Lloyd's Syndicates segments, and other assets are not managed at the segment level. The tabular information that follows shows the financial results of the Company's reportable segments reconciled to results reflected in the Condensed Consolidated Statements of Income and Comprehensive Income. Beginning in the second quarter of 2021, transaction-related costs rose to a significant level; therefore, management determined that transaction-related costs will not be included in a segment on a prospective basis beginning in the second quarter of 2021 as ProAssurance does not consider these costs in assessing the financial performance of any of its operating or reportable segments. As a result, transaction-related costs are included in the reconciliation of segment results to consolidated results for the three months ended March 31, 2022.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2022
Financial results by segment were as follows:

	Three Months Ended March 31, 2022
(In thousands)	Specialty P&C	Workers' Compensation Insurance	Segregated Portfolio Cell Reinsurance	Lloyd's Syndicates	Corporate	Inter-segment Eliminations	Consolidated
Net premiums earned	$197,967	$40,684	$19,314	$7,746	$—	$—	$265,711
Net investment income	—	—	112	211	20,120	—	20,443
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	—	7,620	—	7,620
Net investment gains (losses)	—	—	(711)	(399)	(12,396)	—	(13,506)
Other income (expense)(1)	1,019	682	1	134	2,065	(1,097)	2,804
Net losses and loss adjustment expenses(2)	(165,958)	(27,211)	(11,491)	(4,763)	—	—	(209,423)
Underwriting, policy acquisition and operating expenses(1)(2)	(42,878)	(13,001)	(4,369)	(2,709)	(8,739)	1,097	(70,599)
SPC U.S. federal income tax expense(3)	—	—	(642)	—	—	—	(642)
SPC dividend (expense) income	—	—	(2,367)	—	—	—	(2,367)
Interest expense	—	—	—	—	(4,441)	—	(4,441)
Income tax benefit (expense)	—	—	—	—	1,770	—	1,770
Segment results	$(9,850)	$1,154	$(153)	$220	$5,999	$—	(2,630)
Reconciliation of segments to consolidated results:
Transaction-related costs, net(4)							(930)
Net income (loss)							$(3,560)
Significant non-cash items:
Depreciation and amortization, net of accretion	$2,592	$874	$370	$14	$6,500	$—	$10,350

	Three Months Ended March 31, 2021
(In thousands)	Specialty P&C	Workers' Compensation Insurance	Segregated Portfolio Cell Reinsurance	Lloyd's Syndicates	Corporate	Inter-segment Eliminations	Consolidated
Net premiums earned	$115,613	$40,011	$15,884	$15,850	$—	$—	$187,358
Net investment income	—	—	221	729	14,067	—	15,017
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	—	6,788	—	6,788
Net investment gains (losses)	—	—	987	(115)	7,977	—	8,849
Other income (expense)(1)	469	392	1	221	1,894	(972)	2,005
Net losses and loss adjustment expenses	(101,186)	(26,207)	(9,425)	(12,967)	—	—	(149,785)
Underwriting, policy acquisition and operating expenses(1)	(26,346)	(12,286)	(5,025)	(6,591)	(7,175)	972	(56,451)
SPC U.S. federal income tax expense(3)	—	—	(356)	—	—	—	(356)
SPC dividend (expense) income	—	—	(1,742)	—	—	—	(1,742)
Interest expense	—	—	—	—	(3,212)	—	(3,212)
Income tax benefit (expense)	—	—	—	—	(736)	—	(736)
Segment results	$(11,450)	$1,910	$545	$(2,873)	$19,603	$—	7,735
Net income (loss)							$7,735
Significant non-cash items:
Depreciation and amortization, net of accretion	$2,171	$903	$316	$15	$3,317	$—	$6,722
(1) Certain fees for services provided to the SPCs at Inova Re and Eastern Re are recorded as expenses within the Segregated Portfolio Cell Reinsurance segment and as other income within the Workers' Compensation Insurance segment. These fees are primarily SPC rental fees and are eliminated between segments in consolidation.

(2) During the first quarter of 2022, ProAssurance revised its estimate of ULAE as a result of substantially integrating NORCAL into the Specialty P&C segment operations. The change in the Company's estimate of ULAE increased underwriting, policy acquisition and operating expenses with an offsetting decrease to net losses and loss adjustment expenses in the Specialty P&C segment; there was no impact on segment results for the three months ended March 31, 2022. See further discussion on this change in estimate in Note 1.

(3) Represents the provision for U.S. federal income taxes for SPCs at Inova Re, which have elected to be taxed as a U.S. corporation under Section 953(d) of the Internal Revenue Code. U.S. federal income taxes are included in the total SPC net results and are paid by the individual SPCs.

(4) Represents the transaction-related costs, after-tax, associated with the acquisition of NORCAL. Pre-tax transaction-related costs of approximately $1.2 million were included as a component of consolidated operating expense and the associated income tax benefit of approximately $0.3 million were included as a component of consolidated income tax benefit (expense) on the Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2022.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2022

The following table provides detailed information regarding ProAssurance's gross premiums earned by product as well as a reconciliation to net premiums earned. All gross premiums earned are from external customers except as noted. ProAssurance's insured risks are primarily within the U.S.

	Three Months Ended March 31
(In thousands)	2022	2021
Specialty P&C Segment
Gross premiums earned:
HCPL	$175,547	$97,045
Small Business Unit	26,538	25,925
Medical Technology Liability	10,000	8,938
Other	194	152
Ceded premiums earned	(14,312)	(16,447)
Segment net premiums earned	197,967	115,613

Workers' Compensation Insurance Segment
Gross premiums earned:
Traditional business	43,156	41,743
Alternative market business	17,878	16,889
Ceded premiums earned	(20,350)	(18,621)
Segment net premiums earned	40,684	40,011

Segregated Portfolio Cell Reinsurance Segment
Gross premiums earned:
Workers' compensation(1)	17,178	16,115
HCPL(2)	4,486	1,852
Ceded premiums earned	(2,350)	(2,083)
Segment net premiums earned	19,314	15,884

Lloyd's Syndicates Segment
Gross premiums earned:
Property and casualty	9,232	20,385
Ceded premiums earned	(1,486)	(4,535)
Segment net premiums earned	7,746	15,850

Consolidated net premiums earned	$265,711	$187,358
(1) Premium for all periods is assumed from the Workers' Compensation Insurance segment.
(2) Premium for all periods is assumed from the Specialty P&C segment.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2022
12. Benefit Plans
ProAssurance assumed a defined benefit pension plan on May 5, 2021 as a result of its acquisition of NORCAL, which covers substantially all NORCAL employees (except those that were previous employees of Medicus Insurance Company and FD Insurance Company, employees of PPM RRG as well as new hires after December 31, 2013). Benefits are based on years of service and the employee’s average of the highest five years of annual compensation. Annual contributions to the defined benefit pension plan are not less than the minimum funding standards outlined in the Employee Retirement Income Security Act of 1974, as amended. ProAssurance makes contributions to the defined benefit pension plan with the goal of ensuring that it is adequately funded to meet its future obligations. ProAssurance did not make any contributions to the pension plan during the three months ended March 31, 2022 and does not anticipate making any contributions for the remainder of 2022. The defined benefit pension plan no longer has future service accruals or compensation increases because this plan was frozen effective December 31, 2015. See Notes 2 and 19 of the Notes to Consolidated Financial Statements in ProAssurance's December 31, 2021 report on Form 10-K for more information regarding ProAssurance's acquisition of NORCAL and defined benefit pension plan, respectively.
The components of the net periodic benefit cost (income) for the three months ended March 31, 2022 were as follows:

($ in thousands)	Three Months Ended March 31, 2022
Components of net periodic benefit cost (income):
Interest cost	$711
Expected return on Plan assets	(989)
Total net periodic benefit cost (income)*	$(278)
*Net periodic benefit cost (income) is included as a component of operating expense on the Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2022.

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
We operate in five segments which are based on our internal management reporting structure for which financial results are regularly evaluated by our CODM to determine resource allocation and assess operating performance: Specialty P&C, Workers' Compensation Insurance, Segregated Portfolio Reinsurance, Lloyd's Syndicates and Corporate. Additional information on ProAssurance's five operating and reportable segments is included in Note 18 of the Notes to Consolidated Financial Statements in our December 31, 2021 report on Form 10-K and in the Segment Results sections herein that follow.
Critical Accounting Estimates
Our Condensed Consolidated Financial Statements are prepared in conformity with GAAP. Preparation of these financial statements requires us to make estimates and assumptions that affect the amounts we report on those statements. We evaluate these estimates and assumptions on an ongoing basis based on current and historical developments, market conditions, industry trends and other information that we believe to be reasonable under the circumstances, including the potential impacts of the COVID-19 pandemic (see "Item 1A, Risk Factors" in our December 31, 2021 report on Form 10-K for additional information). We can make no assurance that actual results will conform to our estimates and assumptions; reported results of operations may be materially affected by changes in these estimates and assumptions. A detailed discussion of our critical accounting estimates is included in our Critical Accounting Estimates section in Item 7 of our December 31, 2021 report on Form 10-K.
Management considers the following accounting estimates to be critical because they involve significant judgment by management and those judgments could result in a material effect on our financial statements:
•Reserve for losses and loss adjustment expenses
•Reinsurance
•Valuation of investments and impairment of securities
•Goodwill
•Income taxes
Estimation of Taxes / Tax Credits
For interim periods, we generally utilize the estimated annual effective tax rate method under which we determine our provision (benefit) for income taxes based on the current estimate of our annual effective tax rate. For the three months ended March 31, 2022, we utilized the discrete effective tax rate method for recording income taxes after the estimated annual effective tax rate method produced an unreliable estimated annual effective tax rate. The discrete method is applied when the application of the estimated annual effective tax rate method is impractical and does not provide a reliable estimate of the annual effective tax rate. We believe the use of the discrete effective tax rate method is more appropriate than the annual effective tax rate method for the three months ended March 31, 2022 as minor changes in our estimated ordinary income would have a significant effect on the estimated annual effective tax rate and would result in sizable variations in the customary relationship between income tax expense (benefit) and pre-tax accounting income (loss). For the three months ended March 31, 2021, we utilized the estimated annual effective tax rate method. Under the estimated annual effective tax rate method, items which are unusual, infrequent, or that cannot be reliably estimated are considered in the effective tax rate in the period in which the item is included in income, and are referred to as discrete items. In calculating our year-to-date income tax expense (benefit) under the estimated annual effective tax rate method, we include the estimated benefit of tax credits for the year-to-date period based on the most recently available information provided by the tax credit partnerships; the actual amounts of credits provided by the tax credit partnerships may prove to be different than our estimates. The effect of such a difference is recognized in the period identified.

Accounting Changes
During the first quarter of 2022, we revised our estimate of ULAE as a result of substantially integrating NORCAL into our Specialty P&C segment operations. ULAE are costs that cannot be attributed to processing a specific claim and are allocated to net losses and loss adjustment expenses on the Condensed Consolidated Statement of Income and Comprehensive Income. We have accounted for this change prospectively as a change in accounting estimate. Changes in accounting estimate are reflected prospectively beginning in the period the change in estimate occurs. The change in our estimate of ULAE resulted in an increase to underwriting, policy acquisition and operating expenses with an offsetting decrease to net losses and loss adjustment expenses in our Specialty P&C segment; there was no impact on total expenses or net income (loss) in our Condensed Consolidated Statement of Income and Comprehensive Income for the three months ended March 31, 2022. See further discussion on this change in estimate in the Segment Results - Specialty Property & Casualty section that follows and in Note 1 of the Notes to Condensed Consolidated Financial Statements as a result of this change in the estimate.
We did not have any other change in accounting estimate or policy that had a material effect on our results of operations or financial position during the three months ended March 31, 2022. We are not aware of any accounting changes not yet adopted as of March 31, 2022 that could have a material impact on our results of operations, financial position or cash flows.
Liquidity and Capital Resources and Financial Condition
Overview
ProAssurance Corporation is a holding company and is a legal entity separate and distinct from its subsidiaries. As a holding company, our principal source of external revenue is our investment revenues. In addition, dividends from our operating subsidiaries represent another source of funds for our obligations, including debt service and shareholder dividends. We also charge our operating subsidiaries within our Specialty P&C (including the acquired operating subsidiaries of
NORCAL effective January 1, 2022) and Workers' Compensation Insurance segments a management fee based on the extent to which services are provided to the subsidiary and the amount of gross premium written by the subsidiary. At March 31, 2022, we held cash and liquid investments of approximately $65 million outside our insurance subsidiaries that were available for use without regulatory approval or other restriction. We also have $250 million in permitted borrowings available under our Revolving Credit Agreement as well as the possibility of a $50 million accordion feature, if successfully subscribed. As of May 4, 2022, no borrowings were outstanding under our Revolving Credit Agreement.
To date, during 2022, our operating subsidiaries have paid dividends to us of approximately $1 million. In the aggregate, our insurance subsidiaries are permitted to pay dividends of approximately $148 million over the remainder of 2022 without prior approval of state insurance regulators. However, the payment of any dividend requires prior notice to the insurance regulator in the state of domicile, and the regulator may reduce or prevent the dividend if, in its judgment, payment of the dividend would have an adverse effect on the surplus of the insurance subsidiary. We make the decision to pay dividends from an insurance subsidiary based on the capital needs of that subsidiary and may pay less than the permitted dividend or may also request permission to pay an additional amount (an extraordinary dividend).

Operating Activities and Related Cash Flows
Reinsurance
Within our Specialty P&C segment, we use insurance and reinsurance (collectively, “reinsurance”) to provide capacity to write larger limits of liability, to provide reimbursement for losses incurred under the higher limit coverages we offer and to provide protection against losses in excess of policy limits. Within our Workers' Compensation Insurance segment, we use reinsurance to reduce our net liability on individual risks, to mitigate the effect of significant loss occurrences (including catastrophic events), to stabilize underwriting results and to increase underwriting capacity by decreasing leverage. In both our Specialty P&C and Workers' Compensation Insurance segments, we use reinsurance in risk sharing arrangements to align our objectives with those of our strategic business partners and to provide custom insurance solutions for large customer groups. Within our Lloyd's Syndicates segment, Syndicate 1729 utilizes reinsurance to provide capacity to write larger limits of liability on individual risks, to provide protection against catastrophic loss and to provide protection against losses in excess of policy limits. The discussion in our Liquidity section under the same heading in Item 7 of our December 31, 2021 report on Form 10-K includes additional information regarding our reinsurance agreements.
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
Cash Flows
Cash flows between periods compare as follows:

	Three Months Ended March 31
(In thousands)	2022	2021	Change
Net cash provided (used) by:
Operating activities	$14,265	$28,700	$(14,435)
Investing activities	(77,134)	(26,261)	(50,873)
Financing activities	(8,632)	(3,386)	(5,246)
Increase (decrease) in cash and cash equivalents	$(71,501)	$(947)	$(70,554)
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
The decrease in operating cash flows of $14.4 million for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 was primarily due to:
•An increase in paid losses of $67.8 million driven by our Specialty P&C segment primarily due to NORCAL paid losses and the payment of three large claims totaling $16.4 million during the first quarter of 2022.

•An increase in cash paid for operating expenses of $51.7 million driven by our Specialty P&C and Corporate segments. The increase in cash paid for operating expenses in our Specialty P&C and Corporate segments was driven by an increase in compensation-related costs primarily attributable to an increase in headcount due to the addition of NORCAL employees. Furthermore, the increase in our Specialty P&C segment reflected an increase in commissions paid driven by additional premiums from our acquisition of NORCAL. Additionally, the increase reflected the termination of deferred compensation arrangements assumed in the NORCAL acquisition during the first quarter of 2022 totaling approximately $13.2 million. See further discussion of NORCAL's deferred compensation arrangements in Note 2 to the Notes to Condensed Consolidated Financial Statements.
•The effect of a tax refund of approximately $9.0 million which we received in February 2021. See additional discussion on this refund in our Liquidity section under the heading "Taxes" in Item 7 of our December 31, 2021 report on Form 10-K.
The decrease in operating cash flows was partially offset by:
•An increase in net premium receipts of $95.4 million primarily driven by our Specialty P&C segment, partially offset by a decrease in our Lloyd's Syndicates segment. The increase in our Specialty P&C segment was due to additional premiums from our acquisition of NORCAL and the beneficial impacts of our re-underwriting efforts and focus on rate adequacy. The decrease in premium receipts in our Lloyd's Syndicates segment reflected our decreased participation in the results of Syndicate 1729 and Syndicate 6131 for the 2021 underwriting year.
•An increase in cash received from investment income of $18.6 million driven by an increase in distributed earnings and redemptions from our portfolio of investments in LPs/LLCs. The increase in the current period also reflected an increase in our investment balances due to the acquisition of NORCAL.
The remaining variance in operating cash flows for the three months ended March 31, 2022 as compared to the same period of 2021 was composed of individually insignificant components.
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
Our financing cash flows are primarily comprised of dividend payments. See further discussion of our financing activities in this section under the heading "Financing Activities and Related Cash Flows."
Taxes
We are subject to the tax laws and regulations of the U.S., Cayman Islands and U.K. We file a consolidated U.S. federal income tax return that includes the parent company and its U.S. subsidiaries, except for ProAssurance American Mutual, A Risk Retention Group. Our filing obligations include a requirement to make quarterly payments of estimated taxes to the IRS using the corporate tax rate effective for the tax year. We did not make any quarterly estimated tax payments during the three months ended March 31, 2022 or 2021.
As a result of the CARES Act that was signed into law on March 27, 2020 we were permitted to carryback NOLs generated in tax years 2019 and 2020 for up to five years. See further discussion in the Critical Accounting Estimate section under the heading "U.S. Tax Legislation" and Note 7 of the Notes to Consolidated Financial Statements in our December 31, 2021 report on Form 10-K. We generated an NOL of approximately $33.3 million from the 2020 tax year that was carried back to the 2015 tax year that resulted in a claim for a refund of approximately $11.7 million, which we anticipate to receive during 2022.
As a result of our acquisition of NORCAL, we recorded $46.8 million of net deferred tax assets reflecting the remeasurement of NORCAL's historical net deferred tax assets at the acquisition date of May 5, 2021. The net deferred tax assets acquired from NORCAL were subject to recalculation following application of all purchase accounting adjustments and our assessment of the realizability of NORCAL's deferred tax assets. As a result of the NORCAL acquisition, we have U.S. federal NOL carryforwards which as of March 31, 2022 were approximately $43.0 million. These NOL carryforwards are subject to limitation by Internal Revenue Code Section 382 and will begin to expire in 2035. For additional information on the NORCAL acquisition see Note 2 and Note 7 of the Notes to Consolidated Financial Statements in our December 31, 2021 report on Form 10-K.

Investing Activities and Related Cash Flows
Our investments at March 31, 2022 and December 31, 2021 are comprised as follows:

	March 31, 2022		December 31, 2021
($ in thousands)	Carrying Value	% of Total Investment	Carrying Value	% of Total Investment
Fixed maturities, available-for-sale
U.S. Treasury obligations	$225,676	5%	$238,507	5%
U.S. Government-sponsored enterprise obligations	16,733	1%	20,234	1%
State and municipal bonds	492,291	10%	519,196	11%
Corporate debt	1,870,256	40%	1,898,556	39%
Residential mortgage-backed securities	417,848	9%	453,941	9%
Commercial mortgage-backed securities	236,229	5%	245,624	5%
Other asset-backed securities	441,788	9%	457,664	9%
Total fixed maturities, available-for-sale	3,700,821	79%	3,833,722	79%
Fixed maturities, trading	49,421	1%	43,670	1%
Total fixed maturities	3,750,242	80%	3,877,392	80%

Equity investments(1)	203,925	4%	214,807	4%
Short-term investments	233,345	5%	216,987	4%
BOLI	80,879	2%	81,767	2%
Investment in unconsolidated subsidiaries	321,402	7%	335,576	7%
Other investments	103,876	2%	101,794	3%
Total investments	$4,693,669	100%	$4,828,323	100%
(1) Includes $170.3 million and $187.1 million of investment grade bond funds as of March 31, 2022 December 31, 2021, respectively, which are not subject to significant equity price risk.
At March 31, 2022, 99% of our investments in available-for-sale fixed maturity securities were rated and the average rating was A+. The distribution of our investments in available-for-sale fixed maturity securities by rating were as follows:

	March 31, 2022		December 31, 2021
($ in thousands)	Carrying Value	% of Total Investment	Carrying Value	% of Total Investment
Rating*
AAA	$1,055,035	28%	$1,129,136	29%
AA+	117,938	3%	130,077	3%
AA	243,342	6%	254,570	7%
AA-	188,939	5%	194,661	5%
A+	223,591	6%	221,473	6%
A	506,730	14%	521,598	14%
A-	341,477	9%	364,147	9%
BBB+	285,373	8%	292,984	8%
BBB	291,795	8%	300,650	8%
BBB-	143,304	4%	127,982	3%
Below investment grade	299,304	8%	296,444	8%
Not rated	3,993	1%	—	—%
Total	$3,700,821	100%	$3,833,722	100%
*Average of three NRSRO sources, presented as an S&P equivalent. Source: S&P, Copyright ©2022, S&P Global Market Intelligence

A detailed listing of our investment holdings as of March 31, 2022 is located under the Financial Information heading on the Investor Relations page of our website which can be reached directly at https://investor.proassurance.com/financial-information/quarterly-investment-supplements/default.aspx or through links from the Investor Relations section of our website, investor.proassurance.com.
We manage our investments to ensure that we will have sufficient liquidity to meet our obligations, taking into consideration the timing of cash flows from our investments, including interest payments, dividends and principal payments, as well as the expected cash flows to be generated by our operations. In addition to the interest and dividends we will receive from our investments, we anticipate that between $70 million and $130 million of our portfolio will mature (or be paid down) each quarter over the next twelve months and become available, if needed, to meet our cash flow requirements. The primary outflow of cash at our insurance subsidiaries is related to paid losses and operating costs, including income taxes. The payment of individual claims cannot be predicted with certainty; therefore, we rely upon the history of paid claims in estimating the timing of future claims payments with consideration to current and anticipated industry trends and macroeconomic conditions. To the extent that we may have an unanticipated shortfall in cash, we may either liquidate securities or borrow funds under existing borrowing arrangements through our Revolving Credit Agreement and the FHLB system. Permitted borrowings under our Revolving Credit Agreement are $250 million with the possibility of an additional $50 million accordion feature, if successfully subscribed. Given the duration of our investments, we do not foresee a shortfall that would require us to meet operating cash needs through additional borrowings. Additional information regarding our Revolving Credit Agreement is detailed in Note 7 of the Notes to Condensed Consolidated Financial Statements.
At March 31, 2022, our FAL was comprised of fixed maturity securities with a fair value of $36.9 million and cash and cash equivalents of $0.1 million deposited with Lloyd's. See further discussion in Note 3 of the Notes to Condensed Consolidated Financial Statements.
Our investment portfolio continues to be primarily composed of high quality fixed income securities with approximately 91% of our fixed maturities being investment grade securities as determined by national rating agencies. The weighted average effective duration of our fixed maturity securities at March 31, 2022 was 3.78 years; the weighted average effective duration of our fixed maturity securities combined with our short-term securities was 3.55 years.
The carrying value and unfunded commitments for certain of our investments were as follows:

	Carrying Value		March 31, 2022
($ in thousands, except expected funding period)	March 31, 2022	December 31, 2021	Unfunded Commitment	Expected funding period in years
Qualified affordable housing project tax credit partnerships (1)	$10,036	$12,424	$581	5
All other investments, primarily investment fund LPs/LLCs	311,366	323,152	158,580	5
Total	$321,402	$335,576	$159,161
(1) The carrying value reflects our total commitments (both funded and unfunded) to the partnerships, less any amortization, since our initial investment. We fund these investments based on funding schedules maintained by the partnerships.

Investment fund LPs/LLCs are by nature less liquid and may involve more risk than other investments. We manage our risk through diversification of asset class and geographic location. At March 31, 2022, we had investments in 34 separate investment funds with a total carrying value of $311.4 million which represented approximately 7% of our total investments. Our investment fund LPs/LLCs generate earnings from trading portfolios, secured debt, debt securities, multi-strategy funds and private equity investments, and the performance of these LPs/LLCs is affected by the volatility of equity and credit markets. For our investments in LPs/LLCs, we record our allocable portion of the partnership operating income or loss as the results of the LPs/LLCs become available, typically following the end of a reporting period.

Debt
At March 31, 2022 our debt included $250 million of outstanding unsecured senior notes. The notes bear interest at 5.3% annually and are due in November 2023 although they may be redeemed in whole or part prior to maturity. There are no financial covenants associated with these notes.
NORCAL Insurance Company, successor to NORCAL Mutual Insurance Company, issued Contribution Certificates, which bear interest at 3.0% annually and are due in 2031, to certain NORCAL policyholders in the conversion. The Contribution Certificates have a principal amount of $191 million and were recorded at their fair value of $175 million at the date of the NORCAL acquisition on May 5, 2021. The difference of $16 million between the recorded acquisition date fair value and the principal balance of the Contribution Certificates will be accreted utilizing the effective interest method over the term of the certificates of ten years as an increase to interest expense. Furthermore, interest payments are subject to deferral if we do not receive permission from the California Department of Insurance prior to payment. We received permission from the California Department of Insurance to pay the first annual interest payment which was paid in April 2022. See Note 2 and Note 13 of the Notes to Consolidated Financial Statements in our December 31, 2021 report on Form 10-K for additional information on the Contribution Certificates issued in the NORCAL acquisition. There are no financial covenants associated with these certificates.
We have a Revolving Credit Agreement, which expires in November 2024, that may be used for general corporate purposes, including, but not limited to, short-term working capital, share repurchases as authorized by the Board and support for other activities. Our Revolving Credit Agreement permits borrowings of up to $250 million as well as the possibility of a $50 million accordion feature, if successfully subscribed. At March 31, 2022, there were no outstanding borrowings on our Revolving Credit Agreement; we are in compliance with the financial covenants of the Revolving Credit Agreement.
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

Results of Operations – Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
Selected consolidated financial data for each period is summarized in the table below.

	Three Months Ended March 31
($ in thousands, except per share data)	2022	2021	Change
Revenues:
Net premiums written	$310,915	$202,270	$108,645
Net premiums earned	$265,711	$187,358	$78,353
Net investment result	28,063	21,805	6,258
Net investment gains (losses)	(13,506)	8,849	(22,355)
Other income	2,804	2,005	799
Total revenues	283,072	220,017	63,055

Expenses:
Net losses and loss adjustment expenses	209,423	149,785	59,638
Underwriting, policy acquisition and operating expenses	71,776	56,451	15,325
SPC U.S. federal income tax expense	642	356	286
SPC dividend expense (income)	2,367	1,742	625
Interest expense	4,441	3,212	1,229
Total expenses	288,649	211,546	77,103
Income (loss) before income taxes	(5,577)	8,471	(14,048)
Income tax expense (benefit)	(2,017)	736	(2,753)
Net income (loss)	$(3,560)	$7,735	$(11,295)
Non-GAAP operating income (loss)	$7,683	$2,085	$5,598
Earnings (loss) per share:
Basic	$(0.07)	$0.14	$(0.21)
Diluted	$(0.07)	$0.14	$(0.21)
Non-GAAP operating income (loss) per share:
Basic	$0.14	$0.04	$0.10
Diluted	$0.14	$0.04	$0.10
Net loss ratio	78.8%	79.9%	(1.1	pts)
Underwriting expense ratio	27.0%	30.1%	(3.1	pts)
Combined ratio	105.8%	110.0%	(4.2	pts)
Operating ratio	98.1%	102.0%	(3.9	pts)
Effective tax rate	36.2%	8.7%	27.5	pts
Return on equity*	(0.8%)	2.3%	(3.1	pts)

*Annualized. See further discussion on this calculation in the Executive Summary of Operations section under the heading "ROE."
In all tables that follow, the abbreviation "nm" indicates that the information or the percentage change is not meaningful.

Executive Summary of Operations
The following sections provide an overview of our consolidated and segment results of operations for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. Our results for the three months ended March 31, 2022 include NORCAL's results. See the Segment Results sections that follow for additional information regarding each segment's results.
Revenues
The following table shows our consolidated and segment net premiums earned:

	Three Months Ended March 31
($ in thousands)	2022	2021	Change
Net premiums earned
Specialty P&C	$197,967	$115,613	$82,354	71.2%
Workers' Compensation Insurance	40,684	40,011	673	1.7%
Segregated Portfolio Cell Reinsurance	19,314	15,884	3,430	21.6%
Lloyd's Syndicates	7,746	15,850	(8,104)	(51.1%)
Consolidated total	$265,711	$187,358	$78,353	41.8%
For the three months ended March 31, 2022, consolidated net premiums earned included additional earned premiums of $80.8 million in our Specialty P&C segment from our acquisition of NORCAL. Excluding NORCAL, consolidated net premiums earned decreased $2.5 million during the 2022 three-month period as compared to the same period of 2021 driven by a decrease in net premiums earned in our Lloyd's Syndicates segment, partially offset by an increase in net premiums earned in our Segregated Portfolio Cell Reinsurance, Specialty P&C and Workers' Compensation Insurance segments. The decrease in our Lloyd's Syndicates segment was due to our decreased participation in the results of Syndicate 1729 and Syndicate 6131 for the 2021 underwriting year. Net premiums earned in our Segregated Portfolio Cell Reinsurance segment increased during the 2022 three-month period driven by tail coverage premiums primarily related to one program in which we do not participate, which resulted in $3.0 million of one-time premium written and fully earned. Net premiums earned in our Specialty P&C segment, excluding NORCAL, increased during the 2022 three-month period due to the beneficial impacts of our re-underwriting efforts and focus on rate adequacy. For our Workers' Compensation Insurance segment, the increase in net premium earned during the 2022 three-month period reflected the prior year effect of a reduction in our EBUB estimate and the impact of audit premium billed to policyholders during the current period.
The following table shows our consolidated net investment result:

	Three Months Ended March 31
($ in thousands)	2022	2021	Change
Net investment income	$20,443	$15,017	$5,426	36.1%
Equity in earnings (loss) of unconsolidated subsidiaries*	7,620	6,788	832	12.3%
Net investment result	$28,063	$21,805	$6,258	28.7%
*Equity in earnings (loss) of unconsolidated subsidiaries includes our share of the operating results of interests we hold in certain LPs/LLCs as well as operating losses associated with our tax credit partnership investments, which are designed to generate returns in the form of tax credits and tax-deductible project operating losses.

Our consolidated net investment result for the three months ended March 31, 2022 included additional net investment income of approximately $6.5 million from NORCAL. Excluding NORCAL, consolidated net investment income decreased $1.1 million during the 2022 three-month period as compared to the same period of 2021 driven by lower yields on our corporate debt securities and, to a lesser extent, state and municipal bonds. The increase in our equity in earnings (loss) of unconsolidated subsidiaries for the three months ended March 31, 2022 as compared to the same period of 2021 was due to lower project operating losses associated with our tax credit partnerships which is an offset to earnings from our LP/LLC portfolio. The increase in our equity in earnings (loss) of unconsolidated subsidiaries for the three months ended March 31, 2022 also included additional earnings from our acquired interests in four LPs from NORCAL of approximately $0.4 million.

Expenses
The following table shows our consolidated and segment net loss ratios and net prior accident year reserve development.

	Three Months Ended March 31
($ in millions)	2022	2021	Change
Current accident year net loss ratio
Consolidated ratio	80.8%	82.5%	(1.7	pts)
Specialty P&C	85.8%	89.8%	(4.0	pts)
Workers' Compensation Insurance	71.8%	71.0%	0.8	pts
Segregated Portfolio Cell Reinsurance	64.5%	68.9%	(4.4	pts)
Lloyd's Syndicates	41.8%	72.1%	(30.3	pts)
Calendar year net loss ratio
Consolidated ratio	78.8%	79.9%	(1.1	pts)
Specialty P&C	83.8%	87.5%	(3.7	pts)
Workers' Compensation Insurance	66.9%	65.5%	1.4	pts
Segregated Portfolio Cell Reinsurance	59.5%	59.3%	0.2	pts
Lloyd's Syndicates	61.5%	81.8%	(20.3	pts)
Favorable (unfavorable) reserve development, prior accident years
Consolidated	$5.3	$4.8	$0.5
Specialty P&C	$3.9	$2.7	$1.2
Workers' Compensation Insurance	$2.0	$2.2	$(0.2)
Segregated Portfolio Cell Reinsurance	$0.9	$1.4	$(0.5)
Lloyd's Syndicates	$(1.5)	$(1.5)	$—
The primary drivers of the change in our consolidated current accident year net loss ratio for the three months ended March 31, 2022 as compared to the same period of 2021 were as follows:

Increase (Decrease) 2022 versus 2021
Estimated ratio increase (decrease) attributable to:
NORCAL Operations	4.7 pts
NORCAL Acquisition - Purchase Accounting Adjustment	(0.9 pts)
Change in Estimate of ULAE	(2.7 pts)
All other, net	(2.8 pts)
Decrease in the consolidated current accident year net loss ratio	(1.7 pts)
Excluding the impact of the items specifically identified in the table above, our consolidated current accident year net loss ratio for the three months ended March 31, 2022 decreased 2.8 percentage points as compared to the prior year period driven by our Specialty P&C, Lloyd's Syndicates and Segregated Portfolio Cell Reinsurance segments, partially offset by our Workers' Compensation Insurance segment. The improvement in the current accident year net loss ratio in our Specialty P&C segment for the three months ended March 31, 2022 was driven by a decrease to certain loss ratios in our Standard Physician line of business, which we began recognizing in the second half of 2021 and, to a lesser extent, changes in the mix of business. For our Lloyd's Syndicates segment, the lower current accident year net loss ratio reflected the impact of certain property and catastrophe related losses incurred during the prior year period and, to a lesser extent, decreases to certain loss estimates during the first quarter of 2022. The decrease in the current accident year net loss ratio in our Segregated Portfolio Cell Reinsurance segment was driven by favorable trends in prior accident year claim results and their impact on our analysis of the current accident year loss estimate, partially offset by the continuation of intense price competition and the resulting renewal rate decreases in the workers' compensation business. In our Workers' Compensation Insurance segment, the increase in the current accident year net loss ratio primarily reflects the continuation of intense price competition and the resulting renewal rate decreases, partially offset by the impact of favorable prior year claim trends on the current year estimate. The Workers' Compensation Insurance segment's current accident year net loss ratio for the three months ended March 31, 2022 also reflects an expectation that the labor shortage will continue to have an impact on claim activity during 2022.

As shown in the previous table, initial loss ratios associated with NORCAL policies were higher than the average for the other books of business in our Specialty P&C segment. The impact of NORCAL operations resulted in a 4.7 percentage point increase in our consolidated current accident year net loss ratio for the three months ended March 31, 2022. Also as a result of our acquisition of NORCAL, our consolidated current accident year net loss ratio for the three months ended March 31, 2022 was impacted by amortization of the negative VOBA associated with NORCAL's assumed unearned premium which is recorded as a reduction to current accident year net losses and accounted for a 0.9 percentage point decrease in our current period ratio. The remaining unamortized negative VOBA will be fully amortized in the second quarter of 2022.
During the first quarter of 2022, we decreased our estimate of ULAE in our Specialty P&C segment as a result of substantially integrating NORCAL into our operations, which accounted for a 2.7 percentage point decrease in our current period consolidated current accident year net loss ratio with an offsetting 2.7 percentage point increase in our current period consolidated expense ratio with no impact to our consolidated combined ratio, total expenses or net income. See additional information on this change in ULAE estimate in the Segment Results - Specialty Property and Casualty section that follows.
In both the 2022 and 2021 three-month periods, our consolidated calendar year net loss ratio was lower than our consolidated current accident year net loss ratio due to the recognition of net favorable prior year reserve development, as shown in the previous table. Net favorable prior accident year development recognized was net of an increase in our reserve for potential ECO/XPL claims of $4.0 million for three months ended March 31, 2022 as compared to a reduction in this same reserve of $0.2 million during the same period of 2021. Further, net favorable development recognized during the 2022 three-month period included $2.9 million related to the amortization of the purchase accounting fair value adjustment on NORCAL's assumed net reserve and amortization of the negative VOBA associated with NORCAL's DDR reserve which is recorded as a reduction to prior accident year net losses and loss adjustment expenses. We have not recognized any development related to NORCAL's prior accident year reserves since the date of acquisition on May 5, 2021. See Note 2 of the Notes to Consolidated Financial Statements in our December 31, 2021 report on Form 10-K for additional information on the NORCAL acquisition and the related purchase accounting adjustments. Excluding the increase in the ECO/XPL reserve and amortization of purchase accounting adjustments, we recognized net favorable prior accident year reserve development of $5.0 million in our Specialty P&C segment during the three months ended March 31, 2022, principally related to accident years 2019 through 2021. For our Workers' Compensation Insurance and Segregated Portfolio Cell Reinsurance segments, the net favorable development recognized during the three months ended March 31, 2022 reflected overall favorable trends in claim closing patterns.
Our consolidated and segment underwriting expense ratios were as follows:

	Three Months Ended March 31
	2022	2021	Change
Underwriting Expense Ratio
Consolidated (1)	27.0%	30.1%	(3.1	pts)
Specialty P&C	21.7%	22.8%	(1.1	pts)
Workers' Compensation Insurance	32.0%	30.7%	1.3	pts
Segregated Portfolio Cell Reinsurance	22.6%	31.6%	(9.0	pts)
Lloyd's Syndicates	35.0%	41.6%	(6.6	pts)
Corporate (2)	3.3%	3.8%	(0.5	pts)
(1) Consolidated underwriting expenses include transaction-related costs associated with our acquisition of NORCAL. Beginning in the second quarter of 2021, transaction-related costs rose to a significant level; therefore, management determined that transaction-related costs will not be included in a segment on a prospective basis beginning in the second quarter of 2021 as we do not consider these costs in assessing the financial performance of any of our operating or reportable segments. While transaction-related costs are included in the Corporate segment's underwriting expense ratio for the 2021 three-month period, they did not have a significant impact on the ratio. See Note 11 of the Notes to Condensed Consolidated Financial Statements for a reconciliation of our segment results to our consolidated results.

(2) There are no net premiums earned associated with the Corporate segment. Ratios shown are the contribution of the Corporate segment to the consolidated ratio (Corporate operating expenses divided by consolidated net premiums earned).

The change in our consolidated underwriting expense ratio for the 2022 three-month period as compared to the same period of 2021 was primarily attributable to the following:

Increase (Decrease) 2022 versus 2021
(In percentage points)	Comparative three-month period
Estimated ratio increase (decrease) attributable to:
Increase in Net Premiums Earned and DPAC amortization(1)	(0.6 pts)
Change in Estimate of ULAE	2.7 pts
Tail Premium(2)	(1.4 pts)
All other, net	(3.8 pts)
Decrease in the underwriting expense ratio	(3.1 pts)
(1) Excludes tail premium for the three months ended March 31, 2022 and 2021.
(2) Represents the effect of the premium earned from tail policies for the three months ended March 31, 2022 as compared to the same period on 2021 as there is typically minimal deferred acquisition costs associated with tail premium (see further discussion in the Segment Results - Specialty Property and Casualty and Segregated Portfolio Cell Reinsurance sections that follow).

Excluding the impact of the items specifically identified in the table above, our consolidated underwriting expense ratio for the three months ended March 31, 2022 decreased 3.8 percentage points driven by lower operating expenses due to the benefits from prior organizational restructurings and proactive expense management as well as expense synergies recognized from the NORCAL acquisition in our Specialty P&C segment. The decrease in the current period ratio also reflected the change in our allowance for expected credit losses in our Segregated Portfolio Cell Reinsurance segment related to the collection of customer accounts that were previously written off.
As shown in the previous table, the consolidated underwriting expense ratio reflected a decrease in our estimate of ULAE which resulted in approximately $7.3 million of expenses remaining in operating expenses instead of being allocated to net losses and loss adjustment expenses. As a result, this change in ULAE estimate had offsetting impacts to our consolidated loss and expense ratios during the period with no impact to our consolidated combined ratio, total expenses or net income. See additional discussion on this change in ULAE estimate in the Segment Results - Specialty Property and Casualty section that follows.
Taxes
Our provision for income taxes and effective tax rates for the three months ended March 31, 2022 and 2021 were as follows:

($ in thousands)	Three Months Ended March 31
	2022	2021	Change
Income (loss) before income taxes	$(5,577)	$8,471	$(14,048)	(165.8%)
Less: Income tax expense (benefit)	(2,017)	736	(2,753)	374.0%
Net income (loss)	$(3,560)	$7,735	$(11,295)	(146.0%)
Effective tax rate	36.2%	8.7%	27.5 pts
We recognized an income tax benefit of $2.0 million and income tax expense of $0.7 million during the three months ended March 31, 2022 and 2021, respectively; however, the comparability of our effective tax rates is impacted by the consolidated pre-tax loss recognized during the 2022 three-month period as compared to consolidated pre-tax income recognized in the 2021 three-month period. Furthermore, the comparability of our effective tax rates is impacted by our use of the discrete effective tax rate method for the three months ended March 31, 2022 versus our use of the estimated annual effective tax rate method for the three months ended March 31, 2021 (see further discussion on these methods in the Critical Accounting Estimates section under the heading "Estimation of Taxes/Tax Credits").
Our effective tax rate for both the 2022 and 2021 three-month periods was different from the statutory federal income tax rate of 21% primarily due to the benefit recognized from the tax credits transferred to us from our tax credit partnership investments. See further discussion of other notable items impacting our effective tax rate in the Segment Operating Results - Corporate section that follows under the heading "Taxes."

Operating Ratio
Our operating ratio is our combined ratio, less our investment income ratio. This ratio provides the combined effect of underwriting profitability and investment income. Our operating ratio for the three months ended March 31, 2022 and 2021 was as follows:

	Three Months Ended March 31
	2022	2021	Change
Combined ratio	105.8%	110.0%	(4.2	pts)
Less: investment income ratio	7.7%	8.0%	(0.3	pts)
Operating ratio	98.1%	102.0%	(3.9	pts)

Combined ratio, excluding transaction-related costs*	105.4%	109.6%	(4.2	pts)
*Our consolidated combined ratio for the 2022 and 2021 three-month periods includes $1.2 million and $0.9 million, respectively, of transaction-related costs included in consolidated operating expenses associated with our acquisition of NORCAL. Given these costs do not reflect normal operating expenses, we have excluded their impact from our calculation of the consolidated combined ratio. See previous discussion under the heading "Expenses."

The primary drivers of the change in our operating ratio were as follows:

Increase (Decrease) 2022 versus 2021
(In percentage points)	Comparative three-month periods
Estimated ratio increase (decrease) attributable to:
NORCAL Acquisition - Purchase Accounting Adjustments	(2.1 pts)
NORCAL Investment Results	(2.4 pts)
Investment Results (1)	2.7 pts
All other, net	(2.1 pts)
Decrease in the operating ratio	(3.9 pts)
(1) Excludes net investment income contributed by NORCAL for the 2022 three-month period.
Excluding the impact of the items specifically identified in the table above, our operating ratio for the 2022 three-month period improved by 2.1 percentage points as compared to the same period of 2021 primarily due to an improvement in our expense ratio and net loss ratio in our Specialty P&C and Lloyd's Syndicates segments, partially offset by a higher net loss ratio in our Workers' Compensation Insurance. See previous discussion in this section under the heading "Expenses" and further discussion in our Segment Operating Results sections that follow.
ROE
ROE is calculated as annualized net income (loss) for the period divided by the average of beginning and ending shareholders’ equity. This ratio measures our overall after-tax profitability and shows how efficiently capital is being used. Beginning in the second quarter of 2021, transaction-related costs rose to a significant level; therefore, management determined prospectively that transaction-related costs associated with our acquisition of NORCAL will not be annualized in our quarterly calculation of ROE as these costs are considered non-recurring in nature. ROE for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31
	2022	2021	Change
ROE	(0.8%)	2.3%	(3.1	pts)
Our ROE for the current year period was impacted by purchase accounting adjustments associated with our acquisition of NORCAL which increased our ROE by 1.7 percentage points. See Note 2 of the Notes to Consolidated Financial Statements in our December 31, 2021 report on Form 10-K for additional information on the NORCAL acquisition and the related purchase accounting adjustments. Excluding the purchase accounting adjustments, ROE for the 2022 three-month period decreased 4.8 percentage points driven by unrealized holding losses resulting from changes in the fair value of our equity investments which decreased our ROE by 4.3 percentage points during the current period.

Book Value per Share
Book value per share is calculated as total shareholders’ equity at the balance sheet date divided by the total number of common shares outstanding. This ratio measures the net worth of the Company to shareholders on a per share basis. Our book value per share at March 31, 2022 as compared to December 31, 2021 is shown in the following table.

Book Value Per Share
Book Value Per Share at December 31, 2021	$26.46
Increase (decrease) to book value per share during the three months ended March 31, 2022 attributable to:
Dividends declared	(0.05)
Net income (loss)	(0.07)
OCI (1)	(2.61)
Other	(0.01)
Book Value Per Share at March 31, 2022	$23.72
(1) Primarily the impact of unrealized holding losses on our available-for-sale fixed maturity investments. See Note 8 of the Notes to Condensed Consolidated Financial Statements for additional information.

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
The following table is a reconciliation of net income (loss) to Non-GAAP operating income (loss):

	Three Months Ended March 31
(In thousands, except per share data)	2022	2021
Net income (loss)	$(3,560)	$7,735
Items excluded in the calculation of Non-GAAP operating income (loss):
Net investment (gains) losses	13,506	(8,849)
Net investment gains (losses) attributable to SPCs which no profit/loss is retained (1)	(602)	789
Transaction-related costs (2)	1,177	925
Guaranty fund assessments (recoupments)	13	4
Pre-tax effect of exclusions	14,094	(7,131)

Tax effect, at 21% (3)	(2,851)	1,481
After-tax effect of exclusions	11,243	(5,650)
Non-GAAP operating income (loss)	$7,683	$2,085
Per diluted common share:
Net income (loss)	$(0.07)	$0.14
Effect of exclusions	0.21	(0.10)
Non-GAAP operating income (loss) per diluted common share	$0.14	$0.04
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
(3) The 21% rate is the annual expected statutory tax rate associated with the taxable or tax deductible items listed above. We utilized the discrete effective tax rate method for the three months ended March 31, 2022 while we utilized the estimated annual effective tax rate method for the three months ended March 31, 2021. For the 2022 period, our statutory tax rate was applied to these items in calculating net income (loss). For the 2021 period, our effective tax rate was applied to these items in calculating net income (loss), excluding net investment gains (losses) and related adjustments. See further discussion on these methods in the Critical Accounting Estimates section under the heading "Estimation of Taxes/Tax Credits". Under both methods, net investment gains (losses) in our Corporate segment are treated as discrete items and are tax effected at the annual expected statutory tax rate (21%) in the period they are included in our consolidated tax provision and net income (loss). The taxes associated with the net investment gains (losses) related to SPCs in our Segregated Portfolio Cell Reinsurance segment are paid by the individual SPCs and are not included in our consolidated tax provision or net income (loss); therefore, both the net investment gains (losses) from our Segregated Portfolio Cell Reinsurance segment and the adjustment to exclude the portion of net investment gains (losses) included in the SPC dividend expense (income) in the table above are not tax effected.

Segment Results - Specialty Property & Casualty
Our Specialty P&C segment focuses on professional liability insurance and medical technology liability insurance as discussed in Note 18 of the Notes to Consolidated Financial Statements in our December 31, 2021 report on Form 10-K. On May 5, 2021, we completed our acquisition of NORCAL, an underwriter of healthcare professional liability insurance (Note 2 of the Notes to Consolidated Financial Statements in our December 31, 2021 report on Form 10-K provides additional information regarding this acquisition). Segment results reflected pre-tax underwriting profit or loss from these insurance lines, and for the three months ended March 31, 2022, included the pre-tax underwriting results of NORCAL as well as certain purchase accounting adjustments. Segment results for the three months ended March 31, 2022 exclude transaction-related costs as we do not consider these costs in assessing the financial performance of the segment. Segment results included the following:

	Three Months Ended March 31
($ in thousands)	2022	2021	Change
Net premiums written	$234,838	$121,313	$113,525	93.6%
Net premiums earned	$197,967	$115,613	$82,354	71.2%
Other income	1,019	469	550	117.3%
Net losses and loss adjustment expenses	(165,958)	(101,186)	(64,772)	64.0%
Underwriting, policy acquisition and operating expenses	(42,878)	(26,346)	(16,532)	62.7%
Segment results	$(9,850)	$(11,450)	$1,600	14.0%

Net loss ratio	83.8%	87.5%	(3.7 pts)
Underwriting expense ratio	21.7%	22.8%	(1.1 pts)
Premiums Written
Changes in our premium volume within our Specialty P&C segment are generally driven by three primary factors: (1) the amount of new business written, (2) our retention of existing business and (3) the premium charged for business that is renewed, which is affected by rates charged and by the amount and type of coverage an insured chooses to purchase. In addition, premium volume may periodically be affected by shifts in the timing of renewals between periods. For the three months ended March 31, 2022, our premium volume was primarily affected by our acquisition of NORCAL.
The professional liability market, which accounts for a majority of the revenues in this segment, remains challenging as physicians continue joining hospitals or larger group practices and, therefore, are no longer purchasing individual or group policies in the standard market. In addition, some competitors have chosen to compete primarily on price; both factors may impact our ability to write new business and retain existing business. Furthermore, the insurance and reinsurance markets have historically been cyclical, characterized by extended periods of intense price competition and other periods of reduced competition. The professional liability market has been particularly affected by these cycles. Underwriting cycles are generally driven by an excess of capacity available and actively pursuing business that is deemed profitable. Changes in the frequency and severity of losses may affect the cycles of the insurance and reinsurance markets significantly. During “soft markets” where price competition is high and underwriting profits are poor, growth and retention of business become challenging which may result in reduced premium volumes.
Gross, ceded and net premiums written were as follows:

	Three Months Ended March 31
($ in thousands)	2022	2021	Change
Gross premiums written	$257,672	$138,289	$119,383	86.3%
Less: Ceded premiums written	22,834	16,976	5,858	34.5%
Net premiums written	$234,838	$121,313	$113,525	93.6%

Gross Premiums Written
Gross premiums written by component were as follows:

	Three Months Ended March 31
($ in thousands)	2022	2021	Change
Professional Liability
HCPL
Standard Physician(1)	$52,653	$52,617	$36	0.1%
NORCAL Standard Physician(2)	106,476	—	106,476	nm
Total Standard Physician	159,129	52,617	106,512	202.4%
Specialty
Custom Physician(3)	7,407	15,837	(8,430)	(53.2%)
NORCAL Custom Physician(4)	11,638	—	11,638	nm
Hospitals and Facilities(5)	14,197	16,341	(2,144)	(13.1%)
NORCAL Hospitals and Facilities(6)	3,067	—	3,067	nm
Senior Care(7)(12)	4,493	5,041	(548)	(10.9%)
Reinsurance assumed(8)	9,761	10,437	(676)	(6.5%)
Total Specialty	50,563	47,656	2,907	6.1%
Total HCPL	209,692	100,273	109,419	109.1%
Small Business Unit(9)	22,519	22,766	(247)	(1.1%)
Tail Coverages(10)(12)	9,838	8,138	1,700	20.9%
NORCAL Tail Coverages(10)	7,733	—	7,733	nm
Total Professional Liability	249,782	131,177	118,605	90.4%
Medical Technology Liability(11)	7,700	6,984	716	10.3%
Other	190	128	62	48.4%
Total	$257,672	$138,289	$119,383	86.3%
(1) Standard Physician premium remained relatively unchanged during the 2022 three-month period as compared to the same period of 2021 as retention losses were offset by an increase in renewal pricing, the conversion of twenty-four month term policies and, to a lesser extent, new business written. Renewal pricing increases during the 2022 three-month period reflect the rising loss cost environment and new business written reflects general market conditions. Retention losses during the 2022 three-month period were largely attributable to our targeted state strategy to reassess our underwriting appetite in certain unprofitable states. We will continue to perform a detailed evaluation of venues, specialties and other areas to improve our underwriting results. We also continue to focus on underwriting discipline as we emphasize careful risk selection, rate adequacy, improved contract terms and a willingness to walk away from business that does not fit our goal of achieving a long-term underwriting profit. Retention losses during the 2022 three-month period also reflected the loss of a $2.0 million policy that chose to utilize self-insurance as well as the loss of a $1.0 million policy due to price competition. We ceased offering twenty-four month term policies beginning in the second quarter of 2020, and the majority of the policies that were up for renewal in 2021 were renewed to twelve month term policies; however, a portion of the premium from 2020 related to policies that are subject to renewal and conversion in 2022.
(2) NORCAL Standard Physician premium represents premium contributed by NORCAL and is comprised of three and twelve month term policies. NORCAL Standard Physician premium during the 2022 three-month period was impacted by retention losses, including the loss of one large policy, partially offset by an increase in renewal pricing and, to a lesser extent, new business written.
(3) Custom Physician premium includes large complex physician groups, multi-state physician groups and non-standard physicians and is written primarily on an excess and surplus lines basis. The decrease in Custom Physician premium during the 2022 three-month period as compared to the same period of 2021 was driven by retention losses, partially offset by an increase in renewal pricing and, to a lesser extent, new business written. Retention losses for the 2022 three-month period were driven by the loss of two large policies totaling approximately $9.0 million due to price competition, which resulted in a decrease in our Specialty retention rate of 18.9 percentage points. Renewal pricing increases for the 2022 three-month period reflect the rising loss cost environment and new business written reflects general market conditions.

(4) NORCAL Custom Physician premium represents premium contributed by NORCAL and includes large complex physician groups, multi-state physician groups and non-standard physicians and is written primarily on an excess and surplus lines basis. NORCAL Custom Physician premium during the 2022 three-month period was impacted by retention losses, partially offset by an increase in renewal pricing and, to a lesser extent, new business written.
(5) Hospitals and Facilities premium (which includes hospitals, surgery centers and miscellaneous medical facilities) decreased during the 2022 three-month period as compared to the same period of 2021 driven by retention losses and, to a lesser extent, the timing of the renewal of a $1.6 million policy between periods; this policy will renew in the second quarter of 2022 as compared to the first quarter of 2021. Retention losses in the 2022 three-month period were largely attributable to the loss of a $1.4 million policy due to the insured entering into a captive arrangement and our non-renewal of a $1.2 million policy due to our focus on underwriting discipline. The decrease in Hospitals and Facilities premium for the 2022 three-month period was partially offset by new business written, primarily miscellaneous medical facilities, and, to a lesser extent, an increase in renewal pricing. Renewal pricing increases for the 2022 three-month period reflect rate increases and contract modifications that we believe are appropriate given the current loss environment and new business written reflects general market conditions.
(6) NORCAL Hospitals and Facilities premium represents premium contributed by NORCAL and includes hospitals, surgery centers and miscellaneous medical facilities. NORCAL Hospitals and Facilities premium during the 2022 three-month period was impacted by retention losses, partially offset by new business written and, to a lesser extent, an increase in renewal pricing.
(7) Senior Care premium includes facilities specializing in long term residential care primarily for the elderly ranging from independent living through skilled nursing. Our Senior Care premium decreased for the 2022 three-month period as compared to the same period of 2021 driven by retention losses, partially offset by new business written. The lower premium retention was primarily due to a large account renewing with a meaningful reduction in exposure. Renewal pricing for the 2022 three-month period remained relatively unchanged as compared to the same period of 2021.
(8) We offer custom alternative risk solutions including assumed reinsurance. The decrease in premium during the 2022 three-month period primarily reflected the impact of an assumed reinsurance arrangement with a regional hospital group entered into during the first quarter of 2021 which resulted in $4.5 million of premium written, comprised of $2.3 million of retroactive premium written and fully earned and $2.2 million of prospective premium written (see Note 5 of the Notes to Consolidated Financial Statements in our December 31, 2021 report on Form 10-K). The decrease in premium during the 2022 three-month period was largely offset by an increase in premiums assumed on a quota share basis through a strategic partnership in place since 2016 with an international medical professional liability insurer. In 2021, we increased our participation in the original program and entered into another program with this insurer in a new international territory. We anticipate the volume of premium assumed through this partnership will continue to grow going forward.
(9) Our Small Business Unit is primarily comprised of premium associated with podiatrists, legal professionals, dentists and chiropractors. Our Small Business Unit premium remained relatively unchanged during the 2022 three-month period as compared to the same period of 2021 as retention losses were almost entirely offset by new business written and, to a lesser extent, an increase in renewal pricing. The increase in renewal pricing during the 2022 three-month period was primarily the result of an increase in the rate charged for certain renewed policies in select states.
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
(11) Our Medical Technology Liability business is marketed throughout the U.S.; coverage is typically offered on a primary basis, within specified limits, to manufacturers and distributors of medical technology and life sciences products including entities conducting human clinical trials. In addition to the previously listed factors that affect our premium volume, our Medical Technology Liability premium is also impacted by the sales volume of insureds. Our Medical Technology Liability premium increased during the 2022 three-month period as compared to the same period of 2021 due to new business written and, to a lesser extent, an increase in renewal pricing, partially offset by retention losses. Renewal pricing increases during the 2022 three-month period are primarily due to changes in the sales volume of certain insureds, including changes in exposure. Retention losses during the 2022 three-month period are primarily attributable to an increase in competition on terms and pricing, as well as merger activity within the industry.

(12) Certain components of our gross premiums written include alternative market premiums. We currently cede either all or a portion of the alternative market premium, net of reinsurance, to three SPCs of our wholly owned Cayman Islands reinsurance subsidiaries, Inova Re and Eastern Re, which are reported in our Segregated Portfolio Cell Reinsurance segment (see further discussion in the Ceded Premiums Written section that follows). The portion not ceded to the SPCs is retained within our Specialty P&C segment.

	Three Months Ended March 31
($ in millions)	2022	2021	Change
Senior Care	$3.9	$4.2	$(0.3)	(7.1%)
Tail Coverages	3.0	0.3	2.7	900.0%
Total	$6.9	$4.5	$2.4	53.3%
Alternative market gross premiums written increased during the 2022 three-month period as compared to the same period of 2021 driven by an increase in tail coverage premium, primarily related to one program.
We are committed to a rate structure that will allow us to fulfill our obligations to our insureds while generating competitive long-term returns for our shareholders. Our pricing continues to be based on expected losses as indicated by our historical loss data and available industry loss data. In recent years, this practice has resulted in gradual rate increases and we anticipate further rate increases due to indications of increasing projected loss severity. Additionally, the pricing of our business includes the effects of filed rates, surcharges and discounts. Renewal pricing also reflects changes in our exposure base, deductibles, self-insurance retention limits and other policy terms and conditions. See further explanation of changes in renewal pricing above under the heading "Gross Premiums Written".
The change in renewal pricing for our Specialty P&C segment, including by major component, was as follows:

Three Months Ended March 31
2022
Specialty P&C segment	9%
HCPL
Standard Physician	10%
Specialty	6%
Total HCPL	9%
Small Business Unit	5%
Medical Technology Liability	10%
New business written by major component on a direct basis was as follows:

	Three Months Ended March 31
(In millions)	2022	2021
HCPL
Standard Physician(1)	$1.8	$0.6
Specialty(1)	3.7	8.7
Total HCPL	5.5	9.3
Small Business Unit	1.0	1.0
Medical Technology Liability	1.7	1.8
Total	$8.2	$12.1
(1) Includes premium contributed by NORCAL during the 2022 three-month period.

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
Retention for our Specialty P&C segment, including by major component, was as follows:

	Three Months Ended March 31
	2022	2021
Specialty P&C segment	83%	77%
HCPL
Standard Physician(1)	88%	86%
Specialty(1)	61%	56%
Total HCPL	82%	73%
Small Business Unit	91%	91%
Medical Technology Liability(2)	84%	87%
(1) Includes premium contributed by NORCAL during the 2022 three-month period. We continue the process of evaluating the NORCAL book of business and implementing ProAssurance's underwriting strategies, which will likely impact retention in future quarters.

(2) See Gross Premiums Written section for further explanation of retention decline in 2022.
Ceded Premiums Written
Ceded premiums represent the amounts owed to our reinsurers for their assumption of a portion of our losses. Our HCPL and Medical Technology Liability excess of loss reinsurance arrangements renew annually on October 1. For those excess of loss reinsurance arrangements in effect prior to October 1, 2021, we generally retained the first $2 million in risk insured by us and ceded coverages in excess of this amount. Effective October 1, 2021, our HCPL treaty renewed at a lower gross rate and we generally retain from 0% to 5% of the next $24 million of risk for our HCPL coverages in excess of $2 million. Our HCPL excess of loss reinsurance arrangement that renewed on October 1, 2021 also incorporated NORCAL policies. Prior to October 1, 2021, NORCAL policies were reinsured under separate reinsurance agreements, primarily excess of loss, which have historically renewed annually on January 1. For the NORCAL excess of loss reinsurance arrangement that renewed on January 1, 2021, retention was generally the first $2 million in risk and coverages in excess of this amount were ceded up to $24 million. For our Medical Technology Liability treaty which also renewed effective October 1, 2021, we also retain 2.5% of the next $8 million of risk for coverages in excess of $2 million. There were no significant changes in the cost or structure of our Medical Technology Liability treaty upon the October 2021 renewal.
In certain of our excess of loss arrangements, the ultimate amount of ceded premium is determined by the loss experience of the business ceded, subject to certain minimum and maximum amounts. Given the length of time that it takes to resolve our claims, many years may elapse before all losses recoverable under a reinsurance arrangement are known. As a part of the process of estimating our loss reserve we also make estimates regarding the amounts recoverable under our reinsurance arrangements. As a result, we may have an adjustment to our estimate of expected losses and associated recoveries for prior year ceded losses under certain loss sensitive reinsurance agreements. Any changes to estimates of premiums ceded related to prior accident years are fully earned in the period the changes in estimates occur.

Ceded premiums written were as follows:

	Three Months Ended March 31
($ in thousands)	2022	2021	Change
Excess of loss reinsurance arrangements (1)	$9,496	$7,678	$1,818	23.7%
Other shared risk arrangements (2)	4,336	3,963	373	9.4%
Premium ceded to SPCs (3)	6,881	4,469	2,412	54.0%
Other ceded premiums written(4)	2,121	866	1,255	144.9%
Total ceded premiums written	$22,834	$16,976	$5,858	34.5%
(1) We generally reinsure risks under our excess of loss reinsurance arrangements pursuant to which the reinsurers agree to assume all or a portion of all risks that we insure above our individual risk retention levels, up to the maximum individual limits offered. Premium due to reinsurers also fluctuates with the volume of written premium subject to cession under the arrangement. In certain of our excess of loss reinsurance arrangements, the premium due to the reinsurer is determined by the loss experience of that business reinsured, subject to certain minimum and maximum amounts. The increase in ceded premiums written under our excess of loss reinsurance arrangements during the 2022 three-month period as compared to the same period of 2021 was driven by additional ceded premiums of $4.4 million as a result of incorporating NORCAL policies into our existing HCPL excess of loss reinsurance arrangements with the October 1, 2021 renewal, as previously discussed. Excluding NORCAL, ceded premiums written under our excess of loss reinsurance arrangements decreased by approximately $2.4 million primarily due to a decrease in the overall volume of gross premiums written subject to cession and, to a lesser extent, the reduced rate on the treaty year effective October 1, 2021.
(2) We have entered into various shared risk arrangements, including quota share, fronting, and captive arrangements, with certain large healthcare systems and other insurance entities. While we cede a large portion of the premium written under these arrangements, they provide us an opportunity to grow net premium through strategic partnerships. These arrangements primarily include our Ascension Health program. Ceded premiums written under our shared risk arrangements during the 2022 three-month period remained relatively unchanged as compared to the same period of 2021.
(3) As previously discussed, as a part of our alternative market solutions, all or a portion of certain healthcare premium written is ceded to SPCs in our Segregated Portfolio Cell Reinsurance segment under either excess of loss or quota share reinsurance agreements, depending on the structure of the individual program. See the Segment Results - Segregated Portfolio Cell Reinsurance section for further discussion on the cession to the SPCs from our Specialty P&C segment. The increase in premiums ceded to SPCs during the 2022 three-month period as compared to the same period of 2021 was driven by the impact of tail coverages, primarily related to one program (see discussion in footnote 12 under the heading "Gross Premiums Written").
(4) The increase in other ceded premiums written during the 2022 three-month period as compared to the same period of 2021 was primarily driven by the incorporation of NORCAL's cyber liability coverages into our existing HCPL cyber liability arrangement with the October 1, 2021 renewal.
Ceded Premiums Ratio
The ceded premiums ratio was as follows:

	Three Months Ended March 31
	2022	2021	Change
Ceded premiums ratio	8.9%	12.3%	(3.4 pts)
The above table reflects ceded premiums written as a percent of gross premiums written. The decrease in our ceded premiums ratio for the 2022 three-month period as compared to the same period of 2021 was driven by the reduced rate on our excess of loss reinsurance arrangements for the treaty year effective October 1, 2021 as well as the impact of the addition of the NORCAL gross written premium base for the 2022 three-month period. The decrease in our ceded premiums ratio for the 2022 three-month period as compared to the same period of 2021 was partially offset by an increase in premiums ceded to SPCs. See additional discussion on NORCAL ceded premiums and premiums ceded to SPCs above under the heading "Ceded Premiums Written."

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
Net premiums earned were as follows:

	Three Months Ended March 31
($ in thousands)	2022	2021	Change
Gross premiums earned	$212,279	$132,060	$80,219	60.7%
Less: Ceded premiums earned	14,312	16,447	(2,135)	(13.0%)
Net premiums earned	$197,967	$115,613	$82,354	71.2%
Gross premiums earned during the 2022 three-month period included additional earned premiums of approximately $79.7 million from our acquisition of NORCAL. Excluding premiums associated with the NORCAL acquisition, gross premiums earned remained relatively unchanged during the 2022 three-month period as compared to the same period of 2021.
Ceded premiums earned decreased during the 2022 three-month period as compared to the same period of 2021 driven by the pro rata effect of a decrease in premium ceded under our shared risk and excess of loss arrangements during the preceding twelve months.
Losses and Loss Adjustment Expenses
The determination of calendar year losses involves the actuarial evaluation of incurred losses for the current accident year and the actuarial re-evaluation of incurred losses for prior accident years, including an evaluation of the reserve amounts required for ECO/XPL losses. As part of the review of our prior accident year reserves, we also make estimates of expected losses and associated recoveries for prior year ceded losses under certain loss sensitive reinsurance agreements. This analysis may result in changes to estimates of premiums owed under reinsurance agreements for prior accident years which impact net premiums earned (the denominator of the net loss ratio) in the period the adjustment is made. No such adjustments were made during the three months ended March 31, 2022 or 2021. See previous discussion under the heading "Ceded Premiums Written" for additional information.
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

The following table summarizes calendar year net loss ratios for our Specialty P&C segment by separating losses between the current accident year and all prior accident years. In addition, net loss ratios for the three months ended March 31, 2022 in the following table include the impact of NORCAL.

	Net Loss Ratios (1)
	Three Months Ended March 31
	2022	2021	Change
Calendar year net loss ratio	83.8%	87.5%	(3.7	pts)
Less impact of prior accident years on the net loss ratio	(2.0%)	(2.3%)	0.3	pts
Current accident year net loss ratio (2)	85.8%	89.8%	(4.0	pts)
(1)Net losses, as specified, divided by net premiums earned.
(2)Our current accident year net loss ratio (as shown in the table above) decreased 4.0 percentage points during the three months ended March 31, 2022 as compared to the same period of 2021. The change in our current accident year net loss ratio in each period was primarily attributable to the following:

(In percentage points)	Increase (Decrease) 2022 versus 2021
Comparative three-month period
Estimated ratio increase (decrease) attributable to:
NORCAL Operations	4.0 pts
NORCAL Acquisition - Purchase Accounting Adjustment	(1.2 pts)
Change in Estimate of ULAE	(3.7 pts)
All other, net	(3.1 pts)
Decrease in current accident year net loss ratio	(4.0 pts)
Excluding the impact of the items specifically identified in the table above, our current accident year net loss ratio for the three months ended March 31, 2022 improved 3.1 percentage points as compared to the prior year period driven by a decrease to certain loss ratios in our Standard Physician line of business, which we began recognizing in the second half of 2021 and, to a lesser extent, changes in the mix of business. We continue to observe a reduction in claims frequency that started to emerge in 2020, some of which is due to our re-underwriting efforts and some of which, we believe, is associated with the COVID-19 pandemic including the disruption of the court systems. Given the consistent and prolonged nature of this favorable claims frequency trend, we reduced certain loss ratios in our Standard Physician line of business during the third and fourth quarters of 2021. We continue to remain cautious in recognizing the full impact of these favorable trends in our current accident year reserve due to the long-tailed nature of our HCPL claims as well as the uncertainty surrounding the length and severity of the pandemic.
Initial loss ratios associated with NORCAL policies were higher than the average for our other books of business in this segment. The impact of NORCAL operations resulted in a 4.0 percentage point increase in our current accident year net loss ratio for the three months ended March 31, 2022. We continue the process of evaluating the NORCAL book of business and implementing ProAssurance's underwriting strategies. Also as a result of our acquisition of NORCAL, our current accident year net loss ratio for the three months ended March 31, 2022 was impacted by amortization of the negative VOBA associated with NORCAL's assumed unearned premium which is recorded as a reduction to current accident year net losses and accounted for a 1.2 percentage point decrease in our current period ratio. The remaining unamortized negative VOBA will be fully amortized in the second quarter of 2022 (see Note 2 of the Notes to Consolidated Financial Statements in our December 31, 2021 report on Form 10-K for additional information on the remaining expected amortization of the NORCAL acquisition purchase accounting adjustments).
During the first quarter of 2022, we decreased our estimate of ULAE as a result of substantially integrating NORCAL into our Specialty P&C segment operations, which accounted for a 3.7 percentage point decrease in our current period accident year loss ratio with an offsetting 3.7 percentage point increase in our current period expense ratio with no impact to our combined ratio or segment results (see discussion on our expense ratio in the following section under the heading "Underwriting, Policy Acquisition and Operating Expenses"). This change in estimated ULAE had no impact on our combined ratio or segment results.
We re-evaluate our previously established reserve each quarter based upon the most recently completed actuarial analysis supplemented by any new analysis, information or trends that have emerged since the date of that study. We also take into account currently available industry trend information.

We recognized net favorable prior accident year reserve development of $3.9 million during the three months ended March 31, 2022 as compared to $2.7 million during the same period of 2021. Net favorable development recognized during the three months ended March 31, 2022 was net of an increase in our reserve for potential ECO/XPL claims of $4.0 million as compared to a reduction in this same reserve of $0.2 million during the same period of 2021. Furthermore, net favorable development recognized during the three months ended March 31, 2022 included $2.9 million related to the amortization of the purchase accounting fair value adjustment on NORCAL's assumed net reserve and amortization of the negative VOBA associated with NORCAL's DDR reserve which is recorded as a reduction to prior accident year net losses and loss adjustment expenses. See Note 2 of the Notes to Consolidated Financial Statements in our December 31, 2021 report on Form 10-K for additional information on the remaining expected amortization of the NORCAL acquisition purchase accounting adjustments. We have not recognized any development related to NORCAL's prior accident year reserves since the date of acquisition on May 5, 2021. Excluding the increase in the ECO/XPL reserve and amortization of purchase accounting adjustments, we recognized net favorable prior accident year reserve development of $5.0 million during the three months ended March 31, 2022, principally related to accident years 2019 through 2021. Development recognized during the three months ended March 31, 2021 principally related to accident years 2017 and 2018.
A detailed discussion of factors influencing our recognition of loss development is included in our Critical Accounting Estimates section under the heading "Reserve for Losses and Loss Adjustment Expenses" in our December 31, 2021 report on Form 10-K. Assumptions used in establishing our reserve are regularly reviewed and updated by management as new data becomes available. Any adjustments necessary are reflected in the then current operations. Due to the size of our reserve, even a small percentage adjustment to the assumptions can have a material effect on our results of operations for the period in which the change is made, as was the case in both 2022 and 2021.
Underwriting, Policy Acquisition and Operating Expenses
Our Specialty P&C segment underwriting, policy acquisition and operating expenses, including NORCAL expenses for the 2022 three-month period, were comprised as follows:

	Three Months Ended March 31
($ in thousands)	2022	2021	Change
DPAC amortization	$21,740	$12,396	$9,344	75.4%
Management fees	1,402	1,001	401	40.1%
Other underwriting and operating expenses	19,736	12,949	6,787	52.4%
Total	$42,878	$26,346	$16,532	62.7%
DPAC amortization for the 2022 three-month period included approximately $8.1 million of DPAC amortization associated with NORCAL policies written subsequent to our acquisition; however, this level of DPAC amortization is approximately $1.0 million lower than would be considered normal for the quarter due to the application of GAAP purchase accounting rules whereby the capitalized policy acquisition costs for policies written prior to the acquisition date were written off through purchase accounting on May 5, 2021 rather than being expensed pro rata over the remaining term of the associated policies (see Note 2 of the Notes to Consolidated Financial Statements in our December 31, 2021 report on Form 10-K for more information). The remaining increase in DPAC amortization for the 2022 three-month period as compared to the same period of 2021 reflected an increase in brokerage expenses due to our increased participation with an international medical professional liability insurer in our Specialty line of business (see discussion under the heading "Gross Premiums Written").
Management fees are charged pursuant to a management agreement by the Corporate segment to the operating subsidiaries within our Specialty P&C segment for services provided based on the extent to which services are provided to the subsidiary and the amount of premium written by the subsidiary. Fluctuations in the amount of premium written by each subsidiary can result in corresponding variations in the management fee charged to each subsidiary during a particular period. Due to continued organizational structure enhancements in our Specialty P&C segment during 2021 as well as operational alignments as a result of the integration of NORCAL, the extent to which services are provided by the Corporate segment to the operating subsidiaries within the segment decreased further effective January 1, 2022. Accordingly, we reduced the fee charged to the operating subsidiaries in 2022. Also effective January 1, 2022, the management agreement included operating subsidiaries of NORCAL contributing to $0.6 million of additional management fees in the current period.
Other underwriting and operating expenses increased during the 2022 three-month period primarily due to the addition of expenses contributed by NORCAL as well as a decrease in our estimate of ULAE which resulted in approximately $7.3 million of expenses remaining in operating expenses instead of being allocated to net losses and loss adjustment expenses. As a result, this change in ULAE estimate had offsetting impacts to our loss and expense ratios during the period with no impact to our combined ratio or segment results. See additional discussion on this change in ULAE estimate in the previous section under the heading "Losses and Loss Adjustment Expenses." Excluding expenses contributed by NORCAL and the impact of the change in ULAE, other underwriting and operating expenses decreased due to benefits from prior organizational restructurings and proactive expense management, somewhat offset by one-time expenses of $1.6 million incurred during the current period mainly comprised of one-time bonuses, employee severance charges and lease exit costs.
Underwriting Expense Ratio (the Expense Ratio)
Our expense ratio for the Specialty P&C segment was as follows:

	Three Months Ended March 31
	2022	2021	Change
Underwriting expense ratio	21.7%	22.8%	(1.1	pts)
The change in our expense ratio for the 2022 three-month period as compared to the same period of 2021 was primarily attributable to the following:

Increase (Decrease) 2022 versus 2021
(In percentage points)	Comparative three-month period
Estimated ratio increase (decrease) attributable to:
Increase in Net Premiums Earned and DPAC amortization(1)	0.3 pts
Change in Estimate of ULAE	3.7 pts
Tail Premium(2)	(1.2 pts)
All other, net	(3.9 pts)
Decrease in the underwriting expense ratio	(1.1 pts)
(1) Excludes tail premium for the three months ended March 31, 2022 and 2021.
(2) Represents the effect of the premium earned from tail policies for the three months ended March 31, 2022 as compared to the same period of 2021 as there is typically minimal expense associated with tail premium (see discussion under the heading "Gross Premiums Written").

Excluding the items specifically identified in the table above, our expense ratio for the 2022 three-month period decreased by 3.9 percentage points primarily due to lower operating expenses due to the benefits from prior organizational restructurings and proactive expense management as well as expense synergies recognized from the NORCAL acquisition. However, as previously discussed, DPAC amortization associated with NORCAL recorded during the 2022 three-month period was lower than would be considered normal for the quarter due to the application of GAAP purchase accounting rules. Normalizing this amortization would have increased our expense ratio for the 2022 three-month period by an estimated 0.5 percentage points.

Segment Results - Workers' Compensation Insurance
Our Workers' Compensation Insurance segment includes workers' compensation products provided to employers generally with 1,000 or fewer employees, as discussed in Note 18 of the Notes to Consolidated Financial Statements in our December 31, 2021 report on Form 10-K. Workers' compensation products offered include guaranteed cost policies, policyholder dividend policies, retrospectively-rated policies, deductible policies and alternative market programs. Alternative market programs include program design, fronting, claims administration, risk management, SPC rental, asset management and SPC management services. Alternative market program premiums are 100% ceded to either the SPCs within our Segregated Portfolio Cell Reinsurance segment or, to a limited extent, an unaffiliated captive insurer for one program. Our Workers' Compensation Insurance segment results reflect pre-tax underwriting profit or loss from these workers' compensation products, exclusive of investment results, which are included in our Corporate segment. Segment results included the following:

	Three Months Ended March 31
($ in thousands)	2022	2021	Change
Net premiums written	$45,266	$46,884	$(1,618)	(3.5%)

Net premiums earned	$40,684	$40,011	$673	1.7%
Other income	682	392	290	74.0%
Net losses and loss adjustment expenses	(27,211)	(26,207)	(1,004)	3.8%
Underwriting, policy acquisition and operating expenses	(13,001)	(12,286)	(715)	5.8%
Segment results	$1,154	$1,910	$(756)	(39.6%)

Net loss ratio	66.9%	65.5%	1.4 pts
Underwriting expense ratio	32.0%	30.7%	1.3 pts

Premiums Written
Our workers’ compensation premium volume is driven by five primary factors: (1) the amount of new business written, (2) retention of our existing book of business, (3) premium rates charged on our renewal book of business, (4) changes in payroll exposure and (5) audit premium.
Gross, ceded and net premiums written were as follows:

	Three Months Ended March 31
($ in thousands)	2022	2021	Change
Gross premiums written	$72,118	$72,328	$(210)	(0.3%)
Less: Ceded premiums written	26,852	25,444	1,408	5.5%
Net premiums written	$45,266	$46,884	$(1,618)	(3.5%)
Gross Premiums Written
Gross premiums written by product were as follows:

	Three Months Ended March 31
($ in thousands)	2022	2021	Change
Traditional business:
Guaranteed cost	$35,503	$38,196	$(2,693)	(7.1%)
Policyholder dividend	7,862	7,520	342	4.5%
Deductible	2,120	2,052	68	3.3%
Retrospective(1)	646	455	191	42.0%
Other	1,615	1,600	15	0.9%
Alternative market business(2)	24,372	23,715	657	2.8%
Change in EBUB estimate	—	(1,210)	1,210	nm
Total	$72,118	$72,328	$(210)	(0.3%)
(1) The change in retrospectively-rated policies included an adjustment that decreased premium by $0.1 million for each of the three months ended March 31, 2022 and 2021.

(2) A majority of alternative market premiums are ceded to SPCs in our Segregated Portfolio Cell Reinsurance segment. See further discussion on alternative market gross premiums written in our Segment Operating Results - Segregated Portfolio Cell Reinsurance section under the heading "Gross Premiums Written" that follows.
Gross premiums written remained relatively unchanged during the three months ended March 31, 2022 as compared to the same period of 2021 as decreases in new business, renewal retention and renewal rate changes were largely offset by an increase in audit premium and the prior year impact of the reduction of our EBUB estimate. Policy audits processed during the 2022 three-month period resulted in audit premium billed to policyholders totaling $1.7 million as compared to audit premium returned to policyholders of $0.8 million for the same period in 2021. We did not adjust our EBUB estimate for the 2022 three-month period; however, we reduced our EBUB estimate by $1.2 million for the same period in 2021. Renewal rate retention was 88% for the 2022 three-month period as compared to 90% for the same period of 2021. Renewal rate decreased 4% during the 2022 three-month period as compared to 3% during the same period of 2021. New business written decreased $2.1 million during the 2022 three-month period as compared to the same period of 2021, reflecting the competitive workers' compensation market conditions and a decrease in new business submissions in the 2022 three-month period.
We retained 100% of the nine workers’ compensation alternative market programs that were up for renewal during the three months ended March 31, 2022.
New business, audit premium, renewal retention and renewal price changes for our traditional business and the alternative market business are shown in the table below:

	Three Months Ended March 31
	2022			2021
($ in millions)	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results
New business	$3.5	$1.1	$4.6	$5.9	$0.8	$6.7
Audit premium (excluding EBUB)	$0.1	$1.6	$1.7	$(1.0)	$0.2	$(0.8)
Retention rate (1)	85%	92%	88%	89%	92%	90%
Change in renewal pricing (2)	(4%)	(3%)	(4%)	(2%)	(5%)	(3%)

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

Ceded Premiums Written
Ceded premiums written were as follows:

	Three Months Ended March 31
($ in thousands)	2022	2021	Change
Premiums ceded to SPCs	$21,488	$20,682	$806	3.9%
Premiums ceded to external reinsurers	3,155	2,974	181	6.1%
Premiums ceded to unaffiliated captive insurer	2,884	3,033	(149)	(4.9%)
Change in return premium estimate under external reinsurance	29	(474)	503	106.1%
Estimated revenue share under external reinsurance	(704)	(771)	67	(8.7%)
Total ceded premiums written	$26,852	$25,444	$1,408	5.5%
Premiums ceded to SPCs represent alternative market business that is ceded under 100% quota share reinsurance agreements to the SPCs in our Segregated Portfolio Cell Reinsurance segment. Premiums ceded to an unaffiliated captive insurer represent alternative market business for one program that is ceded under a 100% quota share reinsurance agreement. Alternative market premiums written increased for the 2022 three-month period, which resulted in higher premiums ceded to SPCs. See further discussion on alternative market gross premiums written in our Segment Operating Results - Segregated Portfolio Cell Reinsurance section under the heading "Gross Premiums Written" that follows.
Under our external reinsurance treaty for traditional business, we retain the first $0.5 million in risk insured by us and cede losses in excess of this amount on each loss occurrence, subject to an AAD, equal to 3.5% of ceded earned premium for the treaty year effective May 1, 2021. Premiums ceded under our traditional reinsurance treaty are based on premium earned during the treaty period. The increase in premiums ceded to external reinsurers during the 2022 three-month period primarily reflected the increase in reinsurance rates effective May 1, 2021.
Changes in the return premium estimate reflected adjustments to our estimate of expected future recovery of ceded premium based on the underlying loss experience of our reinsurance treaties that include a provision for return premium. As shown in the table above, we decreased our estimate of return premium by a nominal amount during the 2022 three-month period as compared to an increase of $0.5 million during the same respective period in 2021. Changes in the estimated return premium primarily reflect adjustments to loss estimates on previously reported reinsured claims.
We are party to a revenue sharing agreement with our reinsurance broker under which we participate in the broker's revenue earned under our reinsurance treaties based on the volume of premium ceded. We estimate the amount of revenue we expect to receive under this agreement as premiums are recognized and ceded to the reinsurers.
Ceded Premiums Ratio
Ceded premiums ratio was as follows:

	Three Months Ended March 31
	2022	2021	Change
Ceded premiums ratio, as reported	33.3%	31.8%	1.5	pts
Less the effect of:
Premiums ceded to SPCs (100%)	26.1%	25.9%	0.2	pts
Premiums ceded to unaffiliated captive insurers (100%)	1.5%	1.7%	(0.2	pts)
Change in EBUB	—%	0.1%	(0.1	pts)
Change in return premium estimate under external reinsurance	0.1%	(1.1%)	1.2	pts
Estimated revenue share	(1.6%)	(1.8%)	0.2	pts
Assumed premiums earned (not ceded to external reinsurers)	(0.3%)	(0.3%)	—	pts
Ceded premiums ratio (related to external reinsurance), less the effects of above	7.5%	7.3%	0.2	pts
The above table reflects traditional ceded premiums earned as a percent of traditional gross premiums earned. As discussed above, premiums ceded under our traditional reinsurance treaty are based on premiums earned during the treaty period. The increase in the ceded premiums ratio for the three months ended March 31, 2022 as compared to the same period in 2021 primarily reflected an increase in reinsurance rates.
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
Net premiums earned were as follows:

	Three Months Ended March 31
($ in thousands)	2022	2021	Change
Gross premiums earned	$61,034	$58,632	$2,402	4.1%
Less: Ceded premiums earned	20,350	18,621	1,729	9.3%
Net premiums earned	$40,684	$40,011	$673	1.7%

The increase in net premiums earned during the three months ended March 31, 2022 as compared to the same period in 2021 primarily reflected the impact of the adjustment to EBUB in the prior year period. Excluding the adjustment to EBUB during the 2021 three-month period, net premiums earned decreased during the three months ended March 31, 2022 as compared to the same period in 2021 primarily due to the pro rata effect of a reduction in net premiums written during the preceding twelve months. The decrease in net premiums earned during the three months ended March 31, 2022 was partially offset by an increase in audit premium billed to policyholders.
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

	Three Months Ended March 31
	2022	2021	Change
Calendar year net loss ratio	66.9%	65.5%	1.4	pts
Less impact of prior accident years on the net loss ratio	(4.9%)	(5.5%)	0.6	pts
Current accident year net loss ratio	71.8%	71.0%	0.8	pts
The increase in the current accident year net loss ratio during the three months ended March 31, 2022 as compared to the same period of 2021 primarily reflected the continuation of intense price competition and the resulting renewal rate decreases, partially offset by the impact of favorable prior year claim trends on the current year estimate. The current accident year net loss ratio for the three months ended March 31, 2022 also reflects an expectation that the labor shortage will continue to have an impact on claim activity during 2022.
Calendar year incurred losses (excluding IBNR) in excess of our per occurrence reinsurance retention, before consideration of the AAD (see previous discussion under the heading "Ceded Premiums Written"), increased $1.7 million for the three months ended March 31, 2022 as compared to the same period of 2021; however, of the $1.7 million, we retained losses in excess of our per occurrence retention totaling $1.0 million which reflected losses within the AAD. There were no current accident year reported losses ceded to reinsurers during the three months ended March 31, 2022 or 2021.
We recognized net favorable prior year development related to our previously established reserve of $2.0 million for the three months ended March 31, 2022 as compared to $2.2 million for the same period of 2021. The net favorable prior year reserve development for the three months ended March 31, 2022 and 2021 reflected overall favorable trends in claim closing patterns. Net favorable development for the 2022 three months ended was primarily related to accident years 2019 and prior. Net favorable development for the 2021 three-month period was primarily related to accident years 2017 and prior.

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
Our Workers' Compensation Insurance segment underwriting, policy acquisition and operating expenses were comprised as follows:

	Three Months Ended March 31
($ in thousands)	2022	2021	Change
DPAC amortization	$7,061	$6,741	$320	4.7%
Management fees	541	542	(1)	(0.2%)
Other underwriting and operating expenses	8,868	8,252	616	7.5%
Policyholder dividend expense	209	269	(60)	(22.3%)
SPC ceding commission offset	(3,678)	(3,518)	(160)	4.5%
Total	$13,001	$12,286	$715	5.8%
The increase in DPAC amortization for the three months ended March 31, 2022 as compared to the same period in 2021 primarily reflected the increase in gross premiums earned.
The increase in other underwriting and operating expenses for the three months ended March 31, 2022 as compared to the same period of 2021 primarily reflected an increase in costs related to compensation, business-related travel, lease exit costs and an increase in the allowance for credit losses. Marketing costs included advertising and website-related activities that were planned for 2022. Business-related travel has increased as a result of the easing of pandemic-related restrictions. During the first quarter of 2022, we recognized one-time lease exit costs of $0.2 million due to the early termination of an office lease; however, as a result, we anticipate annual expense savings of approximately $0.1 million. The increase in the allowance for credit losses primarily reflects an increase in accounts greater than 90 days old, which we believe is a timing issue that will reverse in future periods.
As previously discussed, alternative market premiums written by our Workers' Compensation Insurance segment are 100% ceded, less a ceding commission, to either the SPCs in our Segregated Portfolio Cell Reinsurance segment or, to a limited extent, an unaffiliated captive insurer. The ceding commission charged to the SPCs consists of an amount for fronting fees, cell rental fees, commissions, premium taxes and risk management fees. The fronting fees, commissions, premium taxes and risk management fees are recorded as an offset to underwriting, policy acquisition and operating expenses. Cell rental fees are recorded as a component of other income and claims administration fees are recorded as ceded ULAE. The increase in SPC ceding commissions earned for the three months ended March 31, 2022 as compared to the same period of 2021, primarily reflected the increase in alternative market ceded earned premium.
Underwriting Expense Ratio (the Expense Ratio)
The underwriting expense ratio included the impact of the following:

	Three Months Ended March 31
	2022	2021	Change
Underwriting expense ratio, as reported	32.0%	30.7%	1.3	pts
Less estimated ratio increase (decrease) attributable to:
Impact of ceding commissions received from SPCs	3.5%	2.9%	0.6	pts
Impact of audit premium	(0.1%)	1.0%	(1.1	pts)
Change in return premium estimate under external reinsurance	—%	(0.2%)	0.2	pts
Estimated revenue share	(0.3%)	(0.4%)	0.1	pts
Underwriting expense ratio, less listed effects	28.9%	27.4%	1.5	pts
Excluding the items noted in the table above, the expense ratio increased for the three months ended March 31, 2022, primarily reflecting the increase in other underwriting and operating expenses, as previously discussed.

Segment Results - Segregated Portfolio Cell Reinsurance
The Segregated Portfolio Cell Reinsurance segment includes the results (underwriting profit or loss, plus investment results, net of U.S. federal income taxes) of SPCs at Inova Re and Eastern Re, our Cayman Islands SPC operations, as discussed in Note 18 of the Notes to Consolidated Financial Statements in our December 31, 2021 report on Form 10-K. SPCs are segregated pools of assets and liabilities that provide an insurance facility for a defined set of risks. Assets of each SPC are solely for the benefit of that individual cell and each SPC is solely responsible for the liabilities of that individual cell. Assets of one SPC are statutorily protected from the creditors of the others. Each SPC is owned, fully or in part, by an individual company, agency, group or association and the results of the SPCs are attributable to the participants of that cell. We participate to a varying degree in the results of selected SPCs and, for the SPCs in which we participate, our participation interest ranges from a low of 20% to a high of 85%. SPC results attributable to external cell participants are reported as an SPC dividend (expense) income in our Segregated Portfolio Cell Reinsurance segment. In addition, our Segregated Portfolio Cell Reinsurance segment includes the investment results of the SPCs as the investments are solely for the benefit of the cell participants and investment results attributable to external cell participants are reflected in the SPC dividend (expense) income. As of March 31, 2022, there were 27 (4 inactive) SPCs. The SPCs assume workers' compensation insurance, healthcare professional liability insurance or a combination of the two from our Workers' Compensation Insurance and Specialty P&C segments. As of March 31, 2022, there were two SPCs that assumed both workers' compensation insurance and healthcare professional liability insurance and one SPC that assumed only healthcare professional liability insurance.
Segment results reflects our share of the underwriting and investment results of the SPCs in which we participate, and included the following:

	Three Months Ended March 31
($ in thousands)	2022	2021	Change
Net premiums written	$25,217	$22,188	$3,029	13.7%

Net premiums earned	$19,314	$15,884	$3,430	21.6%
Net investment income	112	221	(109)	(49.3%)
Net investment gains (losses)	(711)	987	(1,698)	(172.0%)
Other income	1	1	—	—%
Net losses and loss adjustment expenses	(11,491)	(9,425)	(2,066)	21.9%
Underwriting, policy acquisition and operating expenses	(4,369)	(5,025)	656	(13.1%)
SPC U.S. federal income tax expense (1)	(642)	(356)	(286)	80.3%
SPC net results	2,214	2,287	(73)	(3.2%)
SPC dividend (expense) income (2)	(2,367)	(1,742)	(625)	35.9%
Segment results (3)	$(153)	$545	$(698)	(128.1%)

Net loss ratio	59.5%	59.3%	0.2 pts
Underwriting expense ratio	22.6%	31.6%	(9.0 pts)
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
Gross, ceded and net premiums written were as follows:

	Three Months Ended March 31
($ in thousands)	2022	2021	Change
Gross premiums written	$28,369	$25,151	$3,218	12.8%
Less: Ceded premiums written	3,152	2,963	189	6.4%
Net premiums written	$25,217	$22,188	$3,029	13.7%
Gross Premiums Written
Gross premiums written reflected reinsurance premiums assumed by component as follows:

	Three Months Ended March 31
($ in thousands)	2022	2021	Change
Workers' compensation	$21,488	$20,682	$806	3.9%
Healthcare professional liability	6,881	4,469	2,412	54.0%
Gross Premiums Written	$28,369	$25,151	$3,218	12.8%
Gross premiums written for the three months ended March 31, 2022 and 2021 were primarily comprised of workers' compensation coverages assumed from our Workers' Compensation Insurance segment. Workers' compensation gross premiums written increased during the three months ended March 31, 2022 as compared to the same period of 2021 driven by an increase in audit premium billed to policyholders and new business written, partially offset by renewal rate decreases of 3%. Healthcare professional liability gross premiums written increased during the three months ended March 31, 2022 as compared to the same period of 2021 driven by the effect of tail coverage premium primarily related to one program in which we do not participate, which resulted in $3.0 million of one-time premium written and fully earned. We retained 100% of the eight workers' compensation programs and one healthcare professional liability program up for renewal during the three months ended March 31, 2022.
New business, audit premium, retention and renewal price changes for the assumed workers' compensation premium is shown in the table below:

	Three Months Ended March 31
($ in millions)	2022	2021
New business	$1.1	$0.8
Audit premium	$1.6	$0.2
Retention rate (1)	92%	92%
Change in renewal pricing (2)	(3%)	(5%)
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

Ceded Premiums Written
Ceded premiums written were as follows:

	Three Months Ended March 31
($ in thousands)	2022	2021	Change
Ceded premiums written	$3,152	$2,963	$189	6.4%
For the workers' compensation business, each SPC has in place its own external reinsurance coverage. The healthcare professional liability business is assumed net of reinsurance from our Specialty P&C segment; therefore, there are no ceded premiums related to the healthcare professional liability business reflected in the table above. The risk retention for each loss occurrence for the workers' compensation business ranges from $0.3 million to $0.4 million based on the program, with limits up to $119.7 million. In addition, each program has aggregate reinsurance coverage between $1.1 million and $2.1 million on a program year basis. Premiums ceded under our SPC reinsurance treaty are based on premiums written during the treaty period. The change in ceded premiums written during the three months ended March 31, 2022 as compared to the same period of 2021 primarily reflected the change in workers' compensation gross premiums written and the impact of rate increases under the external reinsurance treaty. External reinsurance rates vary based on the alternative market program.
Ceded Premiums Ratio
Ceded premiums ratio was as follows:

	Three Months Ended March 31
	2022	2021	Change
Ceded premiums ratio	14.7%	14.3%	0.4 pts
The above table reflects ceded premiums as a percent of gross premiums written for the workers' compensation business only; healthcare professional liability business is assumed net of reinsurance, as discussed above. The ceded premiums ratio reflects the weighted average reinsurance rates of all SPC programs. The increase in the ceded premiums ratio for the three months ended March 31, 2022 primarily reflected an increase in reinsurance rates.
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
Gross, ceded and net premiums earned were as follows:

	Three Months Ended March 31
($ in thousands)	2022	2021	Change
Gross premiums earned	$21,664	$17,967	$3,697	20.6%
Less: Ceded premiums earned	2,350	2,083	267	12.8%
Net premiums earned	$19,314	$15,884	$3,430	21.6%
The increase in net premiums earned during the three months ended March 31, 2022 primarily reflected the aforementioned effect of $3.0 million of tail premium fully written and earned during the current period and the increase in audit premium billed to policyholders, partially offset by the pro rata effect of a reduction in net premiums written during the preceding twelve months.

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
Calendar year and current accident year net loss ratios for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31
	2022	2021	Change
Calendar year net loss ratio	59.5%	59.3%	0.2	pts
Less impact of prior accident years on the net loss ratio	(5.0%)	(9.6%)	4.6	pts
Current accident year net loss ratio	64.5%	68.9%	(4.4	pts)
The current accident year net loss ratio decreased 4.4 percentage points for the three months ended March 31, 2022 as compared to the same period of 2021. The decrease in the current accident year net loss ratio for the three months ended March 31, 2022 primarily reflected favorable trends in prior accident year claim results and their impact on our analysis of the current accident year loss estimate, partially offset by the continuation of intense price competition and the resulting renewal rate decreases in the workers' compensation business.
Calendar year incurred losses (excluding IBNR) ceded to our external reinsurers decreased $2.8 million for the three months ended March 31, 2022 as compared to the same period of 2021. Current accident year ceded incurred losses (excluding IBNR) increased $0.1 million for the 2022 three-month period as compared to the same period of 2021.
We recognized net favorable prior year reserve development of $0.9 million for the three months ended March 31, 2022 as compared to $1.4 million for the same period of 2021. The net favorable prior year reserve development for the three months ended March 31, 2022 related entirely to workers’ compensation business, which reflected overall favorable trends in claim closing patterns primarily in accident years 2019 and 2020. The net favorable prior year reserve development for the three months ended March 31, 2021 also related entirely to the workers’ compensation business which primarily reflected overall favorable claim trends in claim closing patterns in accident years 2018 and 2019.

Underwriting, Policy Acquisition and Operating Expenses
Our Segregated Portfolio Cell Reinsurance segment underwriting, policy acquisition and operating expenses were comprised as follows:

	Three Months Ended March 31
($ in thousands)	2022	2021	Change
DPAC amortization	$5,294	$4,636	$658	14.2%
Policyholder dividend expense	66	173	(107)	(61.8%)
Other underwriting and operating expenses	(991)	216	(1,207)	(558.8%)
Total	$4,369	$5,025	$(656)	(13.1%)
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
Other underwriting and operating expenses primarily include bank fees, professional fees and changes in the allowance for expected credit losses. The decrease in other underwriting and operating expenses for the three months ended March 31, 2022 as compared to the same period of 2021 primarily reflected the change in our allowance for expected credit losses related to the collection of customer accounts that were previously written off.
The decrease in policyholder dividend expense for the three months ended March 31, 2022 as compared to the same period of 2021, related primarily to one SPC program, in which we do not participate.
Underwriting Expense Ratio (the Expense Ratio)
The underwriting expense ratio included the impact of the following:

	Three Months Ended March 31
	2022	2021	Change
Underwriting expense ratio, as reported	22.6%	31.6%	(9.0 pts)
Less: impact of audit premium on expense ratio	(2.0%)	(0.3%)	(1.7 pts)
Underwriting expense ratio, excluding the effect of audit premium	24.6%	31.9%	(7.3 pts)
Excluding the effect of audit premium, the underwriting expense ratio decreased for the 2022 three-month period. The decrease in the underwriting expense ratio for the 2022 three-month period primarily reflected the change in the allowance for expected credit losses and policyholder dividend expense, as discussed above.

Segment Results - Lloyd's Syndicates
Our Lloyd's Syndicates segment includes the results from our participation in Syndicate 1729 and Syndicate 6131 at Lloyd's of London. In addition to our participation in Syndicate results, we have investments in and other obligations to our Lloyd's Syndicates consisting of a Syndicate Credit Agreement and FAL requirements. For the 2022 underwriting year, our FAL was comprised of investment securities and cash and cash equivalents deposited with Lloyd's which at March 31, 2022 had a fair value of approximately $37.0 million, as discussed in Note 3 of the Notes to Condensed Consolidated Financial Statements. The discussion in our Segment Operating Results under the same heading in Item 7 of our December 31, 2021 report on Form 10-K includes additional information regarding our participation.
We normally report results from our involvement in Lloyd's Syndicates on a quarter lag, except when information is available that is material to the current period. Furthermore, the investment results associated with our FAL investments and certain U.S. paid administrative expenses are reported concurrently as that information is available on an earlier time frame.
To support and grow our core insurance operations, we reduced our participation in the results of Syndicate 1729, to 5% from 29%, and Syndicate 6131, to 50% from 100%, for the 2021 underwriting year. Due to the quarter lag, this reduced participation was not reflected in our results until the second quarter of 2021. Our participation in the results of Syndicate 1729 for the 2022 underwriting year remains unchanged from the 2021 underwriting year at 5%. Effective January 1, 2022, Syndicate 6131 ceased underwriting on a quota share basis with Syndicate 1729 as Syndicate 6131's applicable business is retained within Syndicate 1729 beginning with the 2022 year of account. The results from our participation in Syndicate 6131 from open underwriting years prior to 2022 will continue to earn out pro rata over the entire policy period of the underlying business. Due to the quarter lag, our ceased participation in Syndicate 6131 will not be reflected in our results until the second quarter of 2022.
In addition to the results of our participation in Lloyd's Syndicates, as discussed above, our Lloyd's Syndicates segment also includes 100% of the results of our wholly owned subsidiaries that support our operations at Lloyd's. For the three months ended March 31, 2022 and 2021, the results of our Lloyd's Syndicates segment were as follows:

	Three Months Ended March 31
($ in thousands)	2022	2021	Change
Gross premiums written	$5,817	$14,102	$(8,285)	(58.8%)
Less: Ceded premiums written	223	2,217	(1,994)	(89.9%)
Net premiums written	$5,594	$11,885	$(6,291)	(52.9%)
Net premiums earned	$7,746	$15,850	$(8,104)	(51.1%)
Net investment income	211	729	(518)	(71.1%)
Net investment gains (losses)	(399)	(115)	(284)	(247.0%)
Other income	134	221	(87)	(39.4%)
Net losses and loss adjustment expenses	(4,763)	(12,967)	8,204	(63.3%)
Underwriting, policy acquisition and operating expenses	(2,709)	(6,591)	3,882	(58.9%)
Segment results	$220	$(2,873)	$3,093	107.7%
Net loss ratio	61.5%	81.8%	(20.3 pts)
Underwriting expense ratio	35.0%	41.6%	(6.6 pts)
Premiums
Net premiums written decreased during the 2022 three-month period as compared to the same period of 2021 driven by our decreased participation in the results of Syndicates 1729 and 6131 for the 2021 underwriting year, partially offset by volume increases on renewal business and renewal pricing increases, primarily on casualty and property insurance coverages, as well as new business written, primarily on specialty property coverages. Net premiums earned decreased $8.1 million during the 2022 three-month period as compared to the same period of 2021 primarily attributable to the pro rata effect of a reduction in net premiums written during the preceding twelve months.

Net Losses and Loss Adjustment Expenses
The following table summarizes calendar year net loss ratios by separating losses between the current accident year and all prior accident years. Net loss ratios for the period were as follows:

	Net Loss Ratios
	Three Months Ended March 31
	2022	2021	Change
Calendar year net loss ratio	61.5%	81.8%	(20.3	pts)
Less: impact of prior accident years on the net loss ratio	19.7%	9.7%	10.0	pts
Current accident year net loss ratio	41.8%	72.1%	(30.3	pts)
The decrease in the calendar year net loss ratio for the three months ended March 31, 2022 as compared to the same period of 2021 was primarily driven by the impact of certain property and catastrophe related losses incurred during the prior year period and, to a lesser extent, decreases to certain loss estimates during the first quarter of 2022, partially offset by unfavorable prior year development. We recognized $1.5 million of unfavorable prior year development during each of the three months ended March 31, 2022 and 2021. The unfavorable prior year development for the three months ended March 31, 2022 was driven by higher than expected losses and development on certain large claims, primarily catastrophe related losses.
Underwriting, Policy Acquisition and Operating Expenses
For the 2022 three-month period, the underwriting expense ratio decreased by 6.6 percentage points as compared to the same period of 2021 which primarily reflected the impact of our reduced participation in Syndicate 1729 and Syndicate 6131 for the 2021 underwriting year. Due to the quarter lag, operating expenses incurred during the first quarter of 2022 primarily were related to the 2021 underwriting year for which our participation is 5% and 50% in Syndicate 1729 and Syndicate 6131, respectively, whereas the net premiums earned during the same period also includes premium from other open underwriting years in which we participate at a higher degree.

Segment Results - Corporate
Our Corporate segment includes our investment operations, including the investment operations of NORCAL for the three months ended March 31, 2022 and excluding those reported in our Segregated Portfolio Cell Reinsurance and Lloyd's Syndicates segments as discussed in Note 18 of the Notes to Consolidated Financial Statements in our December 31, 2021 report on Form 10-K. In addition, this segment includes corporate expenses, interest expense, U.S. income taxes and non-premium revenues generated outside of our insurance entities. Segment results for the three months ended March 31, 2022 exclude transaction-related costs and the associated income tax benefit related to the NORCAL acquisition as we do not consider these items in assessing the financial performance of the segment (for additional information on the NORCAL acquisition see Note 2 of the Notes to Consolidated Financial Statements in our December 31, 2021 report on Form 10-K). Segment results for our Corporate segment were net earnings of $6.0 million for the three months ended March 31, 2022 as compared to $19.6 million for the same period of 2021 and included the following:

	Three Months Ended March 31
($ in thousands)	2022	2021	Change
Net investment income	$20,120	$14,067	$6,053	43.0%
Equity in earnings (loss) of unconsolidated subsidiaries	$7,620	$6,788	$832	12.3%
Net investment gains (losses)	$(12,396)	$7,977	$(20,373)	(255.4%)
Other income	$2,065	$1,894	$171	9.0%
Operating expense	$8,739	$7,175	$1,564	21.8%
Interest expense	$4,441	$3,212	$1,229	38.3%
Income tax expense (benefit)	$(1,770)	$736	$(2,506)	(340.5%)
Net Investment Income, Equity in Earnings (Loss) of Unconsolidated Subsidiaries, Net Investment Gains (Losses)
Net Investment Income
Net investment income is primarily derived from the income earned by our fixed maturity securities and also includes dividend income from equity securities, income from our short-term and cash equivalent investments, earnings from other investments and changes in the cash surrender value of BOLI contracts, net of investment fees and expenses. Net investment income for the three months ended March 31, 2022 also includes income earned, net of investment fees and expenses, from investments acquired from NORCAL on May 5, 2021.
Net investment income (loss) by investment category was as follows:

	Three Months Ended March 31
($ in thousands)	2022	2021	Change
Fixed maturities	$21,100	$14,725	$6,375	43.3%
Equities	701	694	7	1.0%
Short-term investments, including Other	405	198	207	104.5%
BOLI	(47)	444	(491)	(110.6%)
Investment fees and expenses	(2,039)	(1,994)	(45)	2.3%
Net investment income	$20,120	$14,067	$6,053	43.0%
Fixed Maturities
Income from our fixed maturities increased during the 2022 three-month period as compared to the same period of 2021 driven by higher average investment balances primarily attributable to the addition of fixed maturity securities valued at $1.1 billion to our portfolio on May 5, 2021 as a result of the NORCAL acquisition (see Note 2 of the Notes to Consolidated Financial Statements in ProAssurance's December 31, 2021 report on Form 10-K for additional information). The increase in income from our fixed maturities during the 2022 three-month period was partially offset by lower yields from our corporate debt securities and, to a lesser extent, state and municipal bonds. As a result of the NORCAL acquisition, average investment balances were approximately 66% higher for the 2022 three-month period as compared to the same period of 2021; excluding the impact of the acquisition, average investment balances were approximately 6% higher.

Average yields for our fixed maturity portfolio were as follows:

	Three Months Ended March 31
	2022	2021
Average income yield	2.3%	2.6%
Average tax equivalent income yield	2.3%	2.7%
Short-term Investments and Other Investments
Short-term investments, which have a maturity at purchase of one year or less are carried at fair value, which approximates their cost basis, and are primarily composed of investments in U.S. treasury obligations, commercial paper and money market funds. Income from our short-term and other investments increased during the 2022 three-month period as compared to the same period of 2021 primarily due to income contributed by investments acquired from NORCAL.
BOLI
We hold BOLI policies that are carried at the current cash surrender value of the policies, which includes the BOLI policies acquired from NORCAL. All insured individuals were members of ProAssurance or NORCAL management at the time the policies were acquired. The cash surrender value of our BOLI policies decreased for the 2022 three-month period as compared to the same period of 2021 driven by policies acquired from NORCAL.
Equity in Earnings (Loss) of Unconsolidated Subsidiaries
Equity in earnings (loss) of unconsolidated subsidiaries was comprised as follows:

	Three Months Ended March 31
($ in thousands)	2022	2021	Change
All other investments, primarily investment fund LPs/LLCs	$10,008	$9,974	$34	0.3%
Tax credit partnerships	(2,388)	(3,186)	798	(25.0%)
Equity in earnings (loss) of unconsolidated subsidiaries	$7,620	$6,788	$832	12.3%
We hold interests in certain LPs/LLCs that generate earnings from trading portfolios, secured debt, debt securities, multi-strategy funds and private equity investments. The performance of the LPs/LLCs is affected by the volatility of equity and credit markets. For our investments in LPs/LLCs, we record our allocable portion of the partnership operating income or loss as the results of the LPs/LLCs become available, typically following the end of a reporting period. Our investment results from our portfolio of investments in LPs/LLCs for the 2022 three-month period included additional earnings of approximately $0.4 million from acquired interests in four LPs as a result of the NORCAL acquisition. Excluding NORCAL, our investment results from our portfolio of investments in LPs/LLCs for the 2022 three-month period as compared to the same period of 2021 decreased $0.4 million primarily due to lower earnings from an LP/LLC.
Our tax credit partnership investments are designed to generate returns in the form of tax credits and tax-deductible project operating losses and are comprised of qualified affordable housing project tax credit partnerships and a historic tax credit partnership. We account for our tax credit partnership investments under the equity method and record our allocable portion of the operating losses of the underlying properties based on estimates provided by the partnerships. For our qualified affordable housing project tax credit partnerships, we adjust our estimates of our allocable portion of operating losses periodically as actual operating results of the underlying properties become available. The primary benefit of credits and losses from our historic tax credit partnership are earned in a short period with potential for additional cash flows extending over several years. The results from our tax credit partnership investments for the three months ended March 31, 2022 reflected lower partnership operating losses as compared to the same period of 2021.
The tax benefits received from our tax credit partnerships, which are not reflected in our investment results, reduced our tax expense in 2022 and 2021 as follows:

	Three Months Ended March 31
(In millions)	2022	2021
Tax credits recognized during the period	$1.2	$3.4
Tax benefit of tax credit partnership operating losses	$0.5	$0.7
The tax credits generated from our tax credit partnership investments of $1.2 million for the three months ended March 31, 2022 were deferred for use in future periods due our expected consolidated loss calculated on a tax basis. For the three months ended March 31, 2021 the tax credits generated from our tax credit partnership investments of $3.4 million were deferred to be utilized in future periods. Not included in the table above is $2.0 million of tax credits recaptured from the 2019 tax year during the three months ended March 31, 2022 due to the carryback of our estimated NOL for the three months ended March 31, 2022 to the 2021 tax year. The recaptured tax credits were earned in 2019 but not utilized until 2021 due to NOL's generated in both 2019 and 2020. As of March 31, 2022, we had approximately $49.9 million of available tax credit carryforwards generated from our investments in tax credit partnerships which we expect to utilize in future periods.
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

	Three Months Ended March 31
(In thousands)	2022	2021
GAAP net investment result:
Net investment income	$20,120	$14,067
Equity in earnings (loss) of unconsolidated subsidiaries	7,620	6,788
GAAP net investment result	$27,740	$20,855

Pro forma tax-equivalent investment result	$25,383	$22,883

Reconciliation of pro forma and GAAP tax-equivalent investment result:
GAAP net investment result	$27,740	$20,855
Taxable equivalent adjustments, calculated using the 21% federal statutory tax rate
State and municipal bonds	133	115
BOLI	(12)	118
Dividends received	—	3
Tax credit partnerships*	(2,478)	1,792
Pro forma tax-equivalent investment result	$25,383	$22,883
*Due to our expected consolidated loss calculated on a tax basis for the three months ended March 31, 2022, the tax credits recognized from our tax credit partnership investments were deferred to be utilized in future periods; however, during the three months ended March 31, 2022, we recaptured a portion of tax credits earned in 2019, that were utilized in 2021, as a result of our expected carry back of our 2022 NOL to the 2021 tax year, resulting in a current tax expense related to tax credit partnerships.

Net Investment Gains (Losses)
The following table provides detailed information regarding our net investment gains (losses).

	Three Months Ended March 31
(In thousands)	2022	2021
Gross realized gains, available-for-sale fixed maturities	$1,105	$4,163
Gross realized (losses), available-for-sale fixed maturities	(1,094)	(187)
Net realized gains (losses), equity investments	(693)	4,156
Net realized gains (losses), other investments	650	3,196
Change in unrealized holding gains (losses), equity investments	(10,252)	(3,788)
Change in unrealized holding gains (losses), convertible securities, carried at fair value as a part of other investments	(2,475)	(190)
Other	363	627
Net investment gains (losses)	$(12,396)	$7,977
We did not recognize any credit-related impairment losses in earnings or non-credit impairment losses in OCI for the three months ended March 31, 2022 or March 31, 2021.
We recognized $12.4 million of net investment losses during the 2022 three-month period which include approximately $8.8 million of net investment losses during the 2022 three-month period related to investments acquired from NORCAL. Net investment losses during the 2022 three-month period were driven by unrealized holding losses resulting from changes in the fair value of our equity investments. We recognized $8.0 million of net investment gains during the 2021 three-month period, driven primarily by realized gains on the sale of certain available-for-sale fixed maturities and equity investments.
Operating Expenses
Corporate segment operating expenses were comprised as follows:

	Three Months Ended March 31
($ in thousands)	2022	2021	Change
Operating expenses	$10,681	$9,719	$962	9.9%
Management fee offset	(1,942)	(2,544)	602	(23.7%)
Total	$8,739	$7,175	$1,564	21.8%
Operating expenses increased $1.0 million during the 2022 three-month period as compared to the same respective period of 2021 primarily due to an increase in compensation-related costs and, to a lesser extent, share-based compensation expenses, partially offset by a decrease in professional fees. The increase in compensation-related costs during the 2022 three-month period was driven by an increase in segment headcount due to the addition of Corporate NORCAL employees. Subsequent to acquisition on May 5, 2021, compensation-related costs of all NORCAL employees were reported in our Specialty P&C segment. Beginning in 2022, compensation-related costs for Corporate NORCAL employees are reported in our Corporate segment. In addition, the increase in compensation-related costs also reflected higher amounts accrued for performance-related incentive plans due to our improved performance metrics. The increase in share-based compensation expense in the 2022 three-month period was attributable to the effect of the incorporation of certain NORCAL employees into our share-based compensation plans beginning in 2022.
Operating subsidiaries within our Specialty P&C segment and our Workers' Compensation Insurance segment are charged a management fee by the Corporate segment for services provided to these subsidiaries. The management fee is based on the extent to which services are provided to the subsidiary and the amount of premium written by the subsidiary. Under the arrangement, the expenses associated with such services are reported as expenses of the Corporate segment, and the management fees charged are reported as an offset to Corporate operating expenses. Fluctuations in the amount of premium written by each subsidiary can result in corresponding variations in the management fee charged to each subsidiary during a particular period. Due to continued organizational structure enhancements in our Specialty P&C segment during 2021 as well as operational alignments as a result of the integration of NORCAL, the extent to which services are provided by the Corporate segment to the operating subsidiaries within the Specialty P&C segment decreased further effective January 1, 2022. Accordingly, we reduced the fee charged to the operating subsidiaries within the Specialty P&C segment during the 2022 three-month period. Also effective January 1, 2022, the management agreement included operating subsidiaries of NORCAL contributing to $0.6 million of additional management fees in the current period. There were no changes to the extent to which services are provided by the Corporate segment to the operating subsidiaries within our Workers' Compensation Insurance segment in 2022.
Interest Expense
Consolidated interest expense for the three months ended March 31, 2022 and 2021 was comprised as follows:

	Three Months Ended March 31
($ in thousands)	2022	2021	Change
Senior Notes due 2023	$3,357	$3,357	$—	—%
Contribution Certificates (including accretion)(1)	1,853	—	1,853	nm
Revolving Credit Agreement (including fees and amortization)(2)	246	214	32	15.0%
Mortgage Loans (including amortization)	—	148	(148)	nm
(Gain)/loss on interest rate cap	(1,015)	(507)	(508)	(100.2%)
Interest expense	$4,441	$3,212	$1,229	38.3%
(1) Includes accretion of approximately $0.5 million for the three months ended March 31, 2022 which is recorded as an increase to interest expense as a result of the difference between the recorded acquisition date fair value and the principal balance of the Contribution Certificates associated with our acquisition of NORCAL.

(2) Primarily reflects unused commitment fees as there were no outstanding borrowings during either period.
Consolidated interest expense increased during the three months ended March 31, 2022 as compared to the same period of 2021 driven by the addition of interest expense on the Contribution Certificates associated with our acquisition of NORCAL on May 5, 2021 (see Note 2 of the Notes to Consolidated Financial Statements in our December 31, 2021 report on Form 10-K). The increase in consolidated interest expense for the 2022 three-month period was partially offset by the change in fair value of our interest rate cap. See further discussion of our outstanding debt in Note 7 of the Notes to Condensed Consolidated Financial Statements and further discussion of our interest rate cap agreement and Contribution Certificates in Note 3 and Note 13 of the Notes to Consolidated Financial Statements in our December 31, 2021 report on Form 10-K.
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

	Three Months Ended March 31
(In thousands)	2022	2021
Corporate segment income tax expense (benefit)	$(1,770)	$736
Income tax expense (benefit) - transaction-related costs*	(247)	—
Consolidated income tax expense (benefit)	$(2,017)	$736
*Represents the income tax benefit associated with the transaction-related costs related to our acquisition of NORCAL that are not included in a segment as we do not consider these costs in assessing the financial performance of any of our operating or reportable segments. See Note 11 of the Notes to Condensed Consolidated Financial Statements for a reconciliation of our segment results to our consolidated results.

Listed below are the primary factors affecting our consolidated effective tax rate for the three months ended March 31, 2022 and 2021. The comparability of each factor's impact on our effective tax rate is affected by the consolidated pre-tax loss recognized during the three months ended March 31, 2022 as compared to the consolidated pre-tax income recognized during the same period of 2021. Factors that have the same directional impact on income tax expense in each period have an opposite impact on our effective tax rate due to the effective tax rate being calculated based upon a pre-tax loss during the three months ended March 31, 2022 versus the pre-tax income during the same period of 2021. These factors include the following:

	Three Months Ended March 31
	2022		2021
($ in thousands)	Income tax (benefit) expense	Rate Impact	Income tax (benefit) expense	Rate Impact
Computed "expected" tax expense (benefit) at statutory rate	$(1,171)	21.0%	$1,779	21.0%
Tax-exempt income (1)	(95)	1.7%	(186)	(2.2%)
Tax credits	(1,205)	21.6%	(3,374)	(39.8%)
Non-U.S. operating results	(46)	0.8%	603	7.1%
Tax deficiency (excess tax benefit) on share-based compensation	340	(6.1%)	297	3.5%
Change in uncertain tax positions	21	(0.4%)	57	0.7%
Estimated annual tax rate differential (2)	—	—%	2,087	24.6%
Other	139	(2.4%)	(527)	(6.2%)
Total income tax expense (benefit)	$(2,017)	36.2%	$736	8.7%
(1) Includes tax-exempt interest, dividends received deduction and change in cash surrender value of BOLI.
(2) Represents the tax rate differential between our actual effective tax rate for the three months ended March 31, 2021 and our projected annual effective tax rate as of March 31, 2021 as calculated under the estimated annual effective tax rate method. There was no tax rate differential recorded for the three months ended March 31, 2022 as we utilized the discrete effective tax rate method at March 31, 2022 (see further discussion in the Critical Accounting Estimates section).
For the three months ended March 31, 2022, we utilized the discrete effective tax rate method for recording the provision (benefit) for income taxes which treats the income tax expense (benefit) for the period as if it were the income tax expense (benefit) for the full year and determines the income tax expense (benefit) on that basis (see further discussion on this method in the Critical Accounting Estimates section under the heading "Estimation of Taxes/Tax Credits"). For the three months ended March 31, 2021, the provision (benefit) for income taxes and the effective tax rate were determined utilizing the estimated annual effective tax rate method which is based upon our current estimate of our annual effective tax rate at the end of each quarterly reporting period (the projected annual effective tax rate) plus the impact of certain discrete items that are not included in the projected annual effective tax rate. Our effective tax rates for both the 2022 and 2021 three-month periods were different from the statutory federal income tax rate of 21% primarily due to the benefit recognized from the tax credits transferred to us from our tax credit partnership investments. We recognized tax credits of $1.2 million and $3.4 million during the three months ended March 31, 2022 and 2021, respectively. While projected tax credits for 2022 are less than 2021, they continue to have a significant impact on the effective tax rate for the 2022 three-month period.
Our effective tax rate for the 2021 three-month period, as shown in the table above, differed from our projected annual effective tax rate of (38.4%) due to certain discrete items. These discrete items increased our effective tax rate by 47.1% for the 2021 three-month period mainly due to the treatment of net investment gains. When we utilize the estimated annual effective tax rate method, net investment gains and losses are treated as discrete items and reflected in the effective tax rate in the period in which they are included in income. This treatment of net investment gains of $8.0 million in our Corporate segment for the three months ended March 31, 2021 accounted for an increase of 19.8% in the projected annual effective tax rate. The remaining discrete items that affected our effective tax rate for the 2021 three-month period were comprised of individually insignificant components.

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
The following tables summarize estimated changes in the fair value of our available-for-sale fixed maturity securities for specific hypothetical changes in interest rates by asset class at March 31, 2022 and December 31, 2021. There are principally two factors that determine interest rates on a given security: changes in the level of yield curves and credit spreads. As different asset classes can be affected in different ways by movements in those two factors, we have separated our portfolio by asset class in the following tables.

	Interest Rate Shift in Basis Points
	March 31, 2022
($ in millions)	(200)	(100)	Current	100	200
Fair Value:
Fixed maturities, available-for-sale:
U.S. Treasury obligations	$245	$235	$226	$217	$209
U.S. Government-sponsored enterprise obligations	18	17	17	16	16
State and municipal bonds	536	514	492	471	451
Corporate debt	2,029	1,948	1,870	1,797	1,727
Asset-backed securities	1,163	1,130	1,096	1,061	1,026
Total fixed maturities, available-for-sale	$3,991	$3,844	$3,701	$3,562	$3,429

Duration:
Fixed maturities, available-for-sale:
U.S. Treasury obligations	4.17	4.09	4.02	3.95	3.88
U.S. Government-sponsored enterprise obligations	2.52	3.01	3.16	3.22	3.22
State and municipal bonds	4.07	4.13	4.25	4.37	4.46
Corporate debt	4.11	4.10	4.08	4.03	3.96
Asset-backed securities	2.54	2.77	3.01	3.16	3.23
Total fixed maturities, available-for-sale	3.64	3.71	3.78	3.81	3.80

	Interest Rate Shift in Basis Points
	December 31, 2021
($ in millions)	(200)	(100)	Current	100	200
Fair Value:
Fixed maturities, available-for-sale:
U.S. Treasury obligations	$260	$249	$239	$229	$219
U.S. Government-sponsored enterprise obligations	21	21	20	20	19
State and municipal bonds	564	541	519	498	478
Corporate debt	2,063	1,979	1,899	1,821	1,748
Asset-backed securities	1,211	1,186	1,157	1,123	1,087
Total fixed maturities, available-for-sale	$4,119	$3,976	$3,834	$3,691	$3,551

Duration:
Fixed maturities, available-for-sale:
U.S. Treasury obligations	4.42	4.33	4.25	4.18	4.10
U.S. Government-sponsored enterprise obligations	1.58	1.63	2.64	2.84	2.85
State and municipal bonds	4.22	4.20	4.26	4.36	4.49
Corporate debt	4.17	4.13	4.13	4.14	4.11
Asset-backed securities	2.33	2.25	2.67	3.13	3.39
Total fixed maturities, available-for-sale	3.64	3.58	3.71	3.86	3.93
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
At March 31, 2022, our fixed maturities portfolio includes fixed maturities classified as trading securities which do not have a significant amount of exposure to market interest rates or credit spreads.
Our cash and short-term investments at March 31, 2022 were carried at fair value which approximates their cost basis due to their short-term nature. Our cash and short-term investments lack significant interest rate sensitivity due to their short duration.
Debt
Our Revolving Credit Agreement is exposed to interest rate risk as it is LIBOR based and a 1% change in LIBOR will impact annual interest expense only to the extent that there is an outstanding balance. For every $100 million drawn on our Revolving Credit Agreement, a 1% change in interest rates will change our annual interest expense by $1 million. Any outstanding balances on the Revolving Credit Agreement can be repaid on each maturity date, which has typically ranged from one to three months. As of March 31, 2022, no borrowings were outstanding under our Revolving Credit Agreement.
Defined Benefit Pension Plan
We are exposed to certain economic risks related to the costs of our defined benefit pension plan, including changes in discount rates for high quality corporate bonds and changes in the expected return on plan assets. See further discussion in our December 31, 2021 report on Form 10-K within Item 7, Management's Discussion and Analysis, in the Critical Accounting Estimates section under the heading "Pension."
Credit Risk
We have exposure to credit risk primarily as a holder of fixed income securities. We control this exposure by emphasizing investment grade credit quality in the fixed income securities we purchase.
As of March 31, 2022, 91% of our fixed maturity securities were rated investment grade as determined by NRSROs, such as Fitch, Moody’s and Standard & Poor’s. We believe that this concentration in investment grade securities reduces our exposure to credit risk on our fixed income investments to an acceptable level. However, investment grade securities, in spite of their rating, can rapidly deteriorate and result in significant losses. Ratings published by the NRSROs are one of the tools used to evaluate the creditworthiness of our securities. The ratings reflect the subjective opinion of the rating agencies as to the creditworthiness of the securities; therefore, we may be subject to additional credit exposure should the ratings prove to be unreliable.
We also have exposure to credit risk related to our premiums receivable and receivables from reinsurers; however, to-date we have not experienced any significant amount of credit losses. At March 31, 2022, our premiums receivable was approximately $261 million, net of an allowance for expected credit losses of approximately $8 million. See Note 1 of the Notes to Consolidated Financial Statements in our December 31, 2021 report on Form 10-K for further information on our allowance for expected credit losses related to our premiums receivable. Our receivables from reinsurers (with regard to both paid and unpaid losses) approximated $479 million at March 31, 2022 and $466 million at December 31, 2021. We monitor the credit risk associated with our reinsurers using publicly available financial and rating agency data. We have not historically experienced material credit losses due to the financial condition of a reinsurer, and as of March 31, 2022 our expected credit losses associated with our receivables from reinsurers were nominal in amount.

ITEM 4. CONTROLS AND PROCEDURES.
The principal executive officer and principal financial officer of the Company participated in management’s evaluation of our disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of March 31, 2022. ProAssurance’s disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on that evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.
The Company completed its acquisition of NORCAL on May 5, 2021 and has not yet included NORCAL in management's assessment of the effectiveness of our internal controls over financial reporting. We are currently integrating NORCAL into our compliance programs and internal control processes. Accordingly, pursuant to the SEC's general guidance that an assessment of a recently acquired business may be omitted from the scope of an assessment for one year following the acquisition, the scope of management's assessment of the effectiveness of the Company's disclosure controls and procedures does not include NORCAL. NORCAL constituted approximately 30.8% of ProAssurance's total assets (inclusive of acquired intangible assets) as of March 31, 2022, and approximately 27.8% of ProAssurance's total revenue for the three months ended March 31, 2022. NORCAL will be included in management's assessment of the effectiveness of the Company's internal controls over financial reporting as of December 31, 2022.
Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, those controls during the quarter.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
See Note 6 of the Notes to Condensed Consolidated Financial Statements.
ITEM 1A. RISK FACTORS.
Our results may differ materially from those we expect and discuss in any forward-looking statements. The principal risk factors that may cause these differences are described in "Item 1A, Risk Factors" in our December 31, 2021 report on Form 10-K and other documents we file with the SEC, such as our current reports on Form 8-K. There have been no material changes to the "Risk Factors" disclosed in Part 1, Item 1A of ProAssurance's December 31, 2021 report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(a)Not applicable.
(b)Not applicable.
(c)Information required by Item 703 of Regulation S-K.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs* (In thousands)
January 1 - 31, 2022	—	N/A	—	$109,643
February 1 - 28, 2022	—	N/A	—	$109,643
March 1 - 31, 2022	—	N/A	—	$109,643
Total	—	$—	—
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
May 9, 2022

/s/ Dana S. Hendricks
Dana S. Hendricks
Chief Financial Officer
(Duly authorized officer and principal financial officer)