Form 10-Q
period 2022-06-30
PROASSURANCE CORP
filed 2022-08-08
CIK 1127703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022 or

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
As of August 3, 2022, there were 53,962,536 shares of the registrant’s common stock outstanding.

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

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share data)

	June 30, 2022	December 31, 2021
Assets
Investments
Fixed maturities, available-for-sale, at fair value (amortized cost, $3,830,737 and $3,814,847, respectively; allowance for expected credit losses, $553 as of June 30, 2022 and none as of December 31, 2021)	$3,531,815	$3,833,722
Fixed maturities, trading, at fair value (cost, $46,349 and $43,914, respectively)	45,274	43,670
Equity investments, at fair value (cost, $161,562 and $211,356, respectively)	147,612	214,807
Short-term investments	326,050	216,987
Business owned life insurance	80,818	81,767
Investment in unconsolidated subsidiaries	321,912	335,576
Other investments (at fair value, $92,204 and $98,611, respectively, otherwise at cost or amortized cost)	95,496	101,794
Total Investments	4,548,977	4,828,323
Cash and cash equivalents	34,832	143,602
Premiums receivable (allowance for expected credit losses, $7,906 as of June 30, 2022 and $7,436 as of December 31, 2021)	245,050	241,095
Receivable from reinsurers on paid losses and loss adjustment expenses	14,902	14,599
Receivable from reinsurers on unpaid losses and loss adjustment expenses	469,116	451,741
Prepaid reinsurance premiums	32,730	24,571
Deferred policy acquisition costs	63,113	58,940
Deferred tax asset, net	188,824	117,613
Real estate, net	30,413	30,342
Operating lease ROU assets	17,702	19,595
Intangible assets, net	70,098	73,336
Goodwill	49,610	49,610
Other assets	125,823	138,110
Total Assets	$5,891,190	$6,191,477
Liabilities and Shareholders' Equity
Liabilities
Policy liabilities and accruals
Reserve for losses and loss adjustment expenses	$3,572,862	$3,579,940
Unearned premiums	450,571	433,961
Reinsurance premiums payable	32,565	22,627
Total Policy Liabilities and Accruals	4,055,998	4,036,528
Operating lease liabilities	18,793	20,844
Other liabilities	220,632	280,732
Debt less unamortized debt issuance costs	425,878	424,986
Total Liabilities	4,721,301	4,763,090
Shareholders' Equity
Common shares (par value $0.01 per share, 100,000,000 shares authorized, 63,422,426 and 63,308,741 shares issued, respectively)	634	633
Additional paid-in capital	395,540	392,941
Accumulated other comprehensive income (loss) (net of deferred tax expense (benefit) of ($63,367) and $4,423, respectively)	(234,188)	16,284
Retained earnings	1,423,865	1,434,491
Treasury shares, at cost (9,325,180 shares as of each respective period end)	(415,962)	(415,962)
Total Shareholders' Equity	1,169,889	1,428,387
Total Liabilities and Shareholders' Equity	$5,891,190	$6,191,477
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Changes in Capital (Unaudited)
(In thousands)

	ProAssurance Shareholders' Equity
	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance at April 1, 2022	$634	$393,433	$(124,566)	$1,428,229	$(415,962)	$1,281,768
Common shares issued for compensation and effect of shares reissued to stock purchase plan	—	1,061	—	—	—	1,061
Share-based compensation	—	1,048	—	—	—	1,048
Net effect of restricted and performance shares issued	—	(2)	—	—	—	(2)
Dividends to shareholders	—	—	—	(2,705)	—	(2,705)
Other comprehensive income (loss)	—	—	(109,622)	—	—	(109,622)
Net income (loss)	—	—	—	(1,659)	—	(1,659)
Balance at June 30, 2022	$634	$395,540	$(234,188)	$1,423,865	$(415,962)	$1,169,889

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2021	$633	$392,941	$16,284	$1,434,491	$(415,962)	$1,428,387
Common shares issued for compensation and effect of shares reissued to stock purchase plan	—	1,068	—	—	—	1,068
Share-based compensation	—	2,390	—	—	—	2,390
Net effect of restricted and performance shares issued	1	(859)	—	—	—	(858)
Dividends to shareholders	—	—	—	(5,407)	—	(5,407)
Other comprehensive income (loss)	—	—	(250,472)	—	—	(250,472)
Net income (loss)	—	—	—	(5,219)	—	(5,219)
Balance at June 30, 2022	$634	$395,540	$(234,188)	$1,423,865	$(415,962)	$1,169,889
Continued on the following page.

Continued from the previous page.
	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance at April 1, 2021	$633	$388,924	$41,522	$1,306,199	$(415,962)	$1,321,316
Common shares issued for compensation and effect of shares reissued to stock purchase plan	—	678	—	—	—	678
Share-based compensation	—	1,153	—	—	—	1,153
Net effect of restricted and performance shares issued	—	(7)	—	—	—	(7)
Dividends to shareholders	—	—	—	(2,700)	—	(2,700)
Other comprehensive income (loss)	—	—	11,550	—	—	11,550
Net income (loss)	—	—	—	92,050	—	92,050
Balance at June 30, 2021	$633	$390,748	$53,072	$1,395,549	$(415,962)	$1,424,040

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2020	$632	$388,150	$75,227	$1,301,163	$(415,962)	$1,349,210
Common shares issued for compensation and effect of shares reissued to stock purchase plan	—	686	—	—	—	686
Share-based compensation	—	2,177	—	—	—	2,177
Net effect of restricted and performance shares issued	1	(265)	—	—	—	(264)
Dividends to shareholders	—	—	—	(5,399)	—	(5,399)
Other comprehensive income (loss)	—	—	(22,155)	—	—	(22,155)
Net income (loss)	—	—	—	99,785	—	99,785
Balance at June 30, 2021	$633	$390,748	$53,072	$1,395,549	$(415,962)	$1,424,040
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
Revenues
Net premiums earned	$247,271	$238,993	$512,982	$426,351
Net investment income	21,944	17,417	42,387	32,434
Equity in earnings (loss) of unconsolidated subsidiaries	5,180	11,927	12,799	18,715
Net investment gains (losses):
Impairment losses	(972)	—	(972)	—
Portion of impairment losses recognized in other comprehensive income (loss) before taxes	419	—	419	—
Net impairment losses recognized in earnings	(553)	—	(553)	—
Other net investment gains (losses)	(23,331)	10,833	(36,837)	19,682
Total net investment gains (losses)	(23,884)	10,833	(37,390)	19,682
Other income	5,314	2,458	8,119	4,462
Total revenues	255,825	281,628	538,897	501,644
Expenses
Net losses and loss adjustment expenses	177,670	181,852	387,093	331,636
Underwriting, policy acquisition and operating expenses:
Operating expense	42,938	50,542	81,748	82,062
DPAC amortization	34,395	26,646	67,361	51,576
SPC U.S. federal income tax expense	349	504	991	860
SPC dividend expense (income)	(854)	2,864	1,513	4,606
Interest expense	4,919	5,176	9,360	8,389
Total expenses	259,417	267,584	548,066	479,129
Gain on bargain purchase	—	74,408	—	74,408
Income (loss) before income taxes	(3,592)	88,452	(9,169)	96,923
Provision for income taxes:
Current expense (benefit)	65	(4,057)	(542)	(1,049)
Deferred expense (benefit)	(1,998)	459	(3,408)	(1,813)
Total income tax expense (benefit)	(1,933)	(3,598)	(3,950)	(2,862)
Net income (loss)	(1,659)	92,050	(5,219)	99,785
Other comprehensive income (loss), after tax, net of reclassification adjustments	(109,622)	11,550	(250,472)	(22,155)
Comprehensive income (loss)	$(111,281)	$103,600	$(255,691)	$77,630
Earnings (loss) per share:
Basic	$(0.03)	$1.71	$(0.10)	$1.85
Diluted	$(0.03)	$1.70	$(0.10)	$1.85
Weighted average number of common shares outstanding:
Basic	54,068	53,965	54,040	53,942
Diluted	54,186	54,048	54,165	54,023
Cash dividends declared per common share	$0.05	$0.05	$0.10	$0.10
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended June 30
	2022	2021
Operating Activities
Net income (loss)	$(5,219)	$99,785
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on bargain purchase	—	(74,408)
Depreciation and amortization, net of accretion	20,409	16,320
(Increase) decrease in cash surrender value of BOLI	949	230
Net investment (gains) losses	37,390	(19,682)
Share-based compensation	2,392	2,184
Deferred income tax expense (benefit)	(3,408)	(1,813)
Policy acquisition costs, net of amortization (net deferral)	(4,173)	(4,906)
Equity in (earnings) loss of unconsolidated subsidiaries	(12,799)	(18,715)
Distributed earnings from unconsolidated subsidiaries	19,240	13,355
Other, net	(507)	198
Change in:
Premiums receivable	(3,955)	23,711
Reinsurance related assets and liabilities	(15,899)	(9,213)
Other assets	10,756	10,827
Reserve for losses and loss adjustment expenses	(7,078)	22,207
Unearned premiums	16,610	(41,294)
Other liabilities	(58,379)	12,229
Net cash provided (used) by operating activities	(3,671)	31,015
Investing Activities
Purchases of:
Fixed maturities, available-for-sale	(340,746)	(765,518)
Equity investments	(30,266)	(119,661)
Other investments	(17,136)	(48,521)
Investment in unconsolidated subsidiaries	(20,129)	(9,476)
Proceeds from sales or maturities of:
Fixed maturities, available-for-sale	308,285	562,789
Equity investments	74,700	384,989
Other investments	10,930	23,207
Net sales or (purchases) of fixed maturities, trading	(2,449)	2,123
Return of invested capital from unconsolidated subsidiaries	27,352	37,420
Net sales or maturities (purchases) of short-term investments	(109,566)	46,987
Unsettled security transactions, net change	11,507	39,416
Purchases of capital assets	(2,232)	(3,108)
Cash paid for acquisitions, net of cash acquired	—	(221,576)
Other	(1,363)	—
Net cash provided (used) by investing activities	(91,113)	(70,929)
Continued on the following page.

	Six Months Ended June 30
	2022	2021
Continued from the previous page.
Financing Activities
Borrowings under Revolving Credit Agreement	—	15,000
Repayments of Mortgage Loans	—	(16,368)
Dividends to shareholders	(8,080)	(5,376)
Capital contribution received from (return of capital to) external segregated portfolio cell participants	(7,117)	(8,064)
Other	1,211	(264)
Net cash provided (used) by financing activities	(13,986)	(15,072)
Increase (decrease) in cash and cash equivalents	(108,770)	(54,986)
Cash and cash equivalents at beginning of period	143,602	215,782
Cash and cash equivalents at end of period	$34,832	$160,796
Significant Non-Cash Transactions
Dividends declared and not yet paid	$—	$2,700
Operating ROU assets obtained in exchange for operating lease liabilities	$—	$5,275
Fair value of Contribution Certificates issued in NORCAL acquisition	$—	$174,999
Fair value of contingent consideration in NORCAL acquisition	$—	$24,000
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2022

1. Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of ProAssurance Corporation, its wholly owned subsidiaries and VIEs in which ProAssurance is the primary beneficiary (ProAssurance, PRA or the Company). See Note 9 for more information on ProAssurance's VIE interests. The financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring adjustments, have been included. ProAssurance’s results for the six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes contained in ProAssurance’s December 31, 2021 report on Form 10-K.
ProAssurance operates in five reportable segments as follows: Specialty P&C, Workers' Compensation Insurance, Segregated Portfolio Cell Reinsurance, Lloyd's Syndicates and Corporate. For more information on the Company's segment reporting, including the nature of products and services provided and financial information by segment, refer to Note 11.
Beginning in 2022, ProAssurance revised its process for estimating ULAE as a result of substantially integrating NORCAL into the Specialty P&C segment operations. ULAE are costs that cannot be attributed to processing a specific claim and are allocated to net losses and loss adjustment expenses on the Condensed Consolidated Statement of Income and Comprehensive Income. ProAssurance accounted for this change prospectively as a change in accounting estimate. Changes in accounting estimate are reflected prospectively beginning in the period the change in estimate occurs. For the three and six months ended June 30, 2022, the change in the Company's estimate of ULAE resulted in an increase of $6.3 million and $13.6 million to underwriting, policy acquisition and operating expenses, respectively, with an offsetting decrease of $6.3 million and $13.6 million to net losses and loss adjustment expenses, respectively, when compared to amounts that would have been estimated as ULAE under the Company's previous methodology. There was no impact on total expenses or net income (loss) in the Company's Condensed Consolidated Statement of Income and Comprehensive Income for the three and six months ended June 30, 2022 as a result of this change in the estimate.
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
Accounting Changes Adopted
ProAssurance has not adopted any accounting changes during the six months ended June 30, 2022 that had a material effect on its results of operations, financial position or cash flows.
Accounting Changes Not Yet Adopted
ProAssurance is not aware of any accounting changes not yet adopted as of June 30, 2022 that could have a material impact on its results of operations, financial position or cash flows.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2022
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
Fair values of assets measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 are shown in the following tables. Where applicable, the tables also indicate the fair value hierarchy of the valuation techniques utilized to determine those fair values. For some assets, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. When this is the case, the asset is categorized based on the level of the most significant input to the fair value measurement. Assessments of the significance of a particular input to the fair value measurement require judgment and consideration of factors specific to the assets being valued. For more information on the valuation methodologies used regarding securities in the Level 2 and Level 3 categories, see Note 3 of the Notes to Consolidated Financial Statements in ProAssurance’s December 31, 2021 report on Form 10-K.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2022

	June 30, 2022
	Fair Value Measurements Using			Total
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Fixed maturities, available-for-sale
U.S. Treasury obligations	$—	$221,744	$—	$221,744
U.S. Government-sponsored enterprise obligations	—	17,633	—	17,633
State and municipal bonds	—	473,168	—	473,168
Corporate debt, multiple observable inputs	—	1,715,796	—	1,715,796
Corporate debt, limited observable inputs	—	—	74,212	74,212
Residential mortgage-backed securities	—	384,952	273	385,225
Agency commercial mortgage-backed securities	—	11,940	—	11,940
Other commercial mortgage-backed securities	—	207,922	565	208,487
Other asset-backed securities	—	420,410	3,200	423,610
Fixed maturities, trading	—	45,274	—	45,274
Equity investments
Financial	10,813	289	2,125	13,227
Utilities/Energy	912	—	—	912
Industrial	—	—	2,500	2,500
Bond funds	116,358	—	—	116,358
All other	14,615	—	—	14,615
Short-term investments	287,642	38,408	—	326,050
Other investments	1,948	89,355	901	92,204
Total assets categorized within the fair value hierarchy	$432,288	$3,626,891	$83,776	4,142,955
Assets carried at NAV, which approximates fair value and which are not categorized within the fair value hierarchy, reported as a part of:
Investment in unconsolidated subsidiaries				270,288
Total assets at fair value				$4,413,243

Liabilities:
Other liabilities	$—	$—	$24,000	$24,000
Total liabilities categorized within the fair value hierarchy	$—	$—	$24,000	$24,000

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2022

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
June 30, 2022
Other than as described below, see Note 3 of the Notes to Consolidated Financial Statements in ProAssurance’s December 31, 2021 report on Form 10-K for a summary description of the valuation methodologies used regarding securities in the Level 3 category, by security type.
Level 3 Valuation Methodologies
Residential mortgage-backed, other commercial mortgage-backed securities and other asset-backed securities consisted of securitizations of receivables valued using dealer quotes for similar securities or discounted cash flow models using yields currently available for similar securities. Similar securities are defined as securities of comparable credit quality that have like terms and payment features. Assessments of credit quality were based on NRSRO ratings, if available, or were subjectively determined by management if not available. At June 30, 2022, 71% of the securities were rated and the average rating was A+. At December 31, 2021, 100% of the securities were rated and the average rating was BBB+.
Quantitative Information Regarding Level 3 Valuations
Below is a quantitative information regarding securities in the Level 3 category, by security type:

	Fair Value at
($ in thousands)	June 30, 2022	December 31, 2021	Valuation Technique	Unobservable Input	Range (Weighted Average)
Assets:
Corporate debt, limited observable inputs	$74,212	$47,129	Market Comparable Securities	Comparability Adjustment	0% - 5% (2.5%)
			Discounted Cash Flows	Comparability Adjustment	0% - 5% (2.5%)
Residential mortgage-backed securities	$273	$297	Market Comparable Securities	Comparability Adjustment	0% - 5% (2.5%)
			Discounted Cash Flows	Comparability Adjustment	0% - 5% (2.5%)
Other commercial mortgage-backed securities	$565	$—	Market Comparable Securities	Comparability Adjustment	0% - 5% (2.5%)
			Discounted Cash Flows	Comparability Adjustment	0% - 5% (2.5%)
Other asset-backed securities	$3,200	$6,205	Market Comparable Securities	Comparability Adjustment	0% - 5% (2.5%)
			Discounted Cash Flows	Comparability Adjustment	0% - 5% (2.5%)
Equity investments	$4,625	$2,500	Discounted Cash Flows	Comparability Adjustment	0% - 10% (5%)
Other investments	$901	$1,434	Discounted Cash Flows	Comparability Adjustment	0% - 10% (5%)
Liabilities:
Other liabilities	$24,000	$24,000	Stochastic Model/Discounted Cash Flows	N/A	0% - 10% (8%)
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
June 30, 2022
Fair Value Measurements - Level 3 Assets
The following tables present summary information regarding changes in the fair value of assets measured using Level 3 inputs.

	June 30, 2022
	Level 3 Fair Value Measurements – Assets
(In thousands)	Corporate Debt	Asset-backed Securities	Equity Investments	Other Investments	Total
Balance, March 31, 2022	$53,325	$9,303	$2,500	$3,440	$68,568
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Net investment income	—	—	—	—	—
Net realized investment gains (losses)	—	—	—	(787)	(787)
Included in other comprehensive income	(1,319)	(177)	—	—	(1,496)
Purchases	8,787	1,473	—	—	10,260
Sales	(2,007)	(192)	—	—	(2,199)
Transfers in	17,828	570	2,125	—	20,523
Transfers out	(2,402)	(6,939)	—	(1,752)	(11,093)
Balance, June 30, 2022	$74,212	$4,038	$4,625	$901	$83,776
Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets held at period-end	$—	$—	$—	$(787)	$(787)

	June 30, 2022
	Level 3 Fair Value Measurements - Assets
(In thousands)	Corporate Debt	Asset-backed Securities	Equity Investments	Other Investments	Total
Balance, December 31, 2021	$47,129	$6,502	$2,500	$1,434	$57,565
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Net investment income	—	1	—	—	1
Net investment gains (losses)	—	—	—	(677)	(677)
Included in other comprehensive income	(2,312)	(437)	—	—	(2,749)
Purchases	18,498	7,058	—	1,483	27,039
Sales	(3,026)	(197)	—	(116)	(3,339)
Transfers in	18,828	570	2,125	529	22,052
Transfers out	(4,905)	(9,459)	—	(1,752)	(16,116)
Balance, June 30, 2022	$74,212	$4,038	$4,625	$901	$83,776
Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets held at period-end	$—	$—	$—	$(723)	$(723)

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2022

	June 30, 2021
	Level 3 Fair Value Measurements – Assets
(In thousands)	Corporate Debt	Asset-backed Securities	Equity Investments	Other Investments	Total
Balance, March 31, 2021	$7,769	$9,313	$—	$2,152	$19,234
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Net investment income	—	—	—	—	—
Net investment gains (losses)	—	—	1	(135)	(134)
Included in other comprehensive income	13	82	(2)	—	93
Purchases	9,215	8,003	6,583	205	24,006
Sales	(160)	(185)	(5,730)	—	(6,075)
Transfers in	—	—	—	—	—
Transfers out	(1,772)	(7,356)	—	—	(9,128)
Balance, June 30, 2021	$15,065	$9,857	$852	$2,222	$27,996
Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets held at period-end	$—	$—	$—	$(135)	$(135)

	June 30, 2021
	Level 3 Fair Value Measurements – Assets
(In thousands)	Corporate Debt	Asset-backed Securities	Equity Investments	Other Investments	Total
Balance, December 31, 2020	$3,265	$8,693	$—	$—	$11,958
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Net investment income	1	(2)	—	—	(1)
Net investment gains (losses)	—	(11)	1	(135)	(145)
Included in other comprehensive income	33	(97)	(2)	—	(66)
Purchases	14,090	15,360	6,583	205	36,238
Sales	(177)	(489)	(5,730)	—	(6,396)
Transfers in	858	—	—	2,152	3,010
Transfers out	(3,005)	(13,597)	—	—	(16,602)
Balance, June 30, 2021	$15,065	$9,857	$852	$2,222	$27,996
Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets held at period-end	$—	$—	$—	$(135)	$(135)
Fair Value Measurements - Level 3 Liabilities
There was no change in the fair value of the contingent consideration from the date of the NORCAL acquisition on May 5, 2021 to December 31, 2021 or June 30, 2022.

Transfers
Transfers shown in the preceding Level 3 tables were as of the end of the period in which the transfer occurred. All transfers were to or from Level 2.
All transfers in and out of Level 3 during the three and six months ended June 30, 2022 and 2021 related to securities held for which the level of market activity for identical or nearly identical securities varies from period to period. The securities were valued using multiple observable inputs when those inputs were available; otherwise the securities were valued using limited observable inputs.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2022
Fair Values Not Categorized
At June 30, 2022 and December 31, 2021, certain LPs/LLCs and investment funds measure fund assets at fair value on a recurring basis and provide a NAV for ProAssurance's interest. The carrying value of these interests is based on the NAV provided and was considered to approximate the fair value of the interests. For investment in unconsolidated subsidiaries, ProAssurance recognizes any changes in the NAV of its interests in equity in earnings (loss) of unconsolidated subsidiaries during the period of change. In accordance with GAAP, the fair value of these investments was not classified within the fair value hierarchy. The amount of ProAssurance's unfunded commitments related to these investments as of June 30, 2022 and fair values of these investments as of June 30, 2022 and December 31, 2021 were as follows:

	Unfunded Commitments	Fair Value
(In thousands)	June 30, 2022	June 30, 2022	December 31, 2021
Investment in unconsolidated subsidiaries:
Private debt funds (1)	$4,699	$17,290	$18,465
Long/short equity funds (2)	None	5,335	655
Non-public equity funds (3)	$52,262	160,067	160,219
Credit funds (4)	$54,045	45,760	47,300
Strategy focused funds (5)	$19,108	41,836	44,177
Total investments carried at NAV		$270,288	$270,816
Below is additional information regarding each of the investments listed in the table above as of June 30, 2022.
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
(2)This investment is comprised of interests in two unrelated LP funds. One LP fund holds primarily long and short North American equities and targets absolute returns using strategies designed to take advantage of market opportunities. The other LP holds long and short publicly traded securities that will passively generate income. Redemptions are permitted; one with 30 days written notice if outside of a lock-up period and the other above specified thresholds (lowest threshold is 90%) which may be only partially payable until after a fund audit is completed and are then payable within 30 days.
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

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2022
Nonrecurring Fair Value Measurement
ProAssurance did not have any assets or liabilities that were measured at fair value on a nonrecurring basis at June 30, 2022 or December 31, 2021.
Financial Instruments - Methodologies Other Than Fair Value
The following table provides the estimated fair value of the Company's financial instruments that, in accordance with GAAP for the type of investment, are measured using a methodology other than fair value. Fair values provided primarily fall within the Level 3 fair value category.

	June 30, 2022		December 31, 2021
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
BOLI	$80,818	$80,818	$81,767	$81,767
Other investments	$3,292	$3,292	$3,183	$3,183
Other assets	$28,743	$28,724	$40,581	$40,583
Financial liabilities:
Senior notes due 2023*	$250,000	$250,653	$250,000	$264,000
Contribution Certificates	$176,606	$132,724	$175,900	$179,892
Other liabilities	$27,593	$27,593	$52,332	$52,332
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
Other assets and other liabilities primarily consisted of related investment assets and liabilities associated with funded deferred compensation agreements. The fair value of the funded deferred compensation assets was based upon quoted market prices, which is categorized as a Level 1 valuation, and had a fair value of $27.7 million and $39.5 million at June 30, 2022 and December 31, 2021, respectively. The fair value of the funded deferred compensation assets at December 31, 2021 included assets from a rabbi trust plan acquired in the NORCAL acquisition that was terminated during the first quarter of 2022. The rabbi trust assets consisted entirely of cash equivalents and mutual funds and had a total fair value of $5.2 million as of December 31, 2021 (see Note 2 of the Notes to Consolidated Financial Statements in ProAssurance's December 31, 2021 report on Form 10-K for additional information on the NORCAL acquisition). Other assets also included an unsecured note receivable. The fair value of the note receivable was based on the present value of expected cash flows from the note receivable, discounted at market rates on the valuation date for receivables with similar credit standings and similar payment structures. Other liabilities primarily consisted of liabilities associated with funded deferred compensation agreements. The reported balance is determined based on the amount of elective deferrals and employer contributions adjusted for periodic changes in the fair value of the participant balances based on the performance of the funds selected by the participants and had a fair value of $27.6 million and $52.3 million at June 30, 2022 and December 31, 2021, respectively. The fair value of the funded deferred compensation liabilities at December 31, 2021 included liabilities from deferred compensation arrangements assumed in the NORCAL acquisition that were terminated during the first quarter of 2022 using the associated rabbi trust assets and cash; the termination of these deferred compensation arrangements did not result in a gain or loss during the first quarter of 2022. The funded deferred compensation liabilities had a total fair value of $18.4 million as of December 31, 2021 (see Note 2 of the Notes to Consolidated Financial Statements in ProAssurance's December 31, 2021 report on Form 10-K for additional information).
The fair value of the debt, excluding the Contribution Certificates, was estimated based on the present value of expected future cash outflows, discounted at rates available on the valuation date for similar debt issued by entities with a similar credit standing to ProAssurance.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2022
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

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2022
3. Investments
Available-for-sale fixed maturities at June 30, 2022 and December 31, 2021 included the following:

	June 30, 2022
(In thousands)	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities, available-for-sale
U.S. Treasury obligations	$238,350	$—	$86	$16,692	$221,744
U.S. Government-sponsored enterprise obligations	18,820	—	8	1,195	17,633
State and municipal bonds	504,920	—	353	32,105	473,168
Corporate debt	1,961,538	553	775	171,752	1,790,008
Residential mortgage-backed securities	426,956	—	1,006	42,737	385,225
Agency commercial mortgage-backed securities	12,542	—	—	602	11,940
Other commercial mortgage-backed securities	224,848	—	246	16,607	208,487
Other asset-backed securities	442,763	—	1,599	20,752	423,610
	$3,830,737	$553	$4,073	$302,442	$3,531,815

	December 31, 2021
(In thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities, available-for-sale
U.S. Treasury obligations	$239,765	$1,166	$2,424	$238,507
U.S. Government-sponsored enterprise obligations	20,467	29	262	20,234
State and municipal bonds	511,750	9,620	2,174	519,196
Corporate debt	1,884,455	29,050	14,949	1,898,556
Residential mortgage-backed securities	455,438	4,254	5,751	453,941
Agency commercial mortgage-backed securities	13,909	294	62	14,141
Other commercial mortgage-backed securities	231,226	2,530	2,273	231,483
Other asset-backed securities	457,837	2,747	2,920	457,664
	$3,814,847	$49,690	$30,815	$3,833,722

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2022
The recorded cost basis and estimated fair value of available-for-sale fixed maturities at June 30, 2022, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total Fair Value
Fixed maturities, available-for-sale
U.S. Treasury obligations	$238,350	$20,903	$124,255	$75,245	$1,341	$221,744
U.S. Government-sponsored enterprise obligations	18,820	1,903	11,775	3,831	124	17,633
State and municipal bonds	504,920	30,387	162,224	165,598	114,959	473,168
Corporate debt	1,961,538	165,213	823,381	698,491	102,923	1,790,008
Residential mortgage-backed securities	426,956					385,225
Agency commercial mortgage-backed securities	12,542					11,940
Other commercial mortgage-backed securities	224,848					208,487
Other asset-backed securities	442,763					423,610
	$3,830,737					$3,531,815
Excluding obligations of the U.S. Government, U.S. Government-sponsored enterprises and a U.S. Government obligations money market fund, no investment in any entity or its affiliates exceeded 10% of shareholders’ equity at June 30, 2022.
Cash and securities with a carrying value of $53.8 million at June 30, 2022 were on deposit with various state insurance departments to meet regulatory requirements. ProAssurance also held securities with a carrying value of $33.3 million at June 30, 2022 that are pledged as collateral security for advances under the Company's borrowing relationships with FHLBs.
As a member of Lloyd's, ProAssurance is required to maintain capital at Lloyd's, referred to as FAL, to support underwriting by Syndicate 1729. At June 30, 2022, ProAssurance's FAL investments were comprised of available-for-sale fixed maturities with a fair value of $30.0 million and cash and cash equivalents of $0.3 million on deposit with Lloyd's in order to satisfy these FAL requirements. During the second quarter of 2022, ProAssurance received a return of approximately $5.5 million of cash from its FAL balances given Syndicate 6131 ceased underwriting on a quota share basis with Syndicate 1729 as Syndicate 6131's business is retained within Syndicate 1729 beginning with the 2022 underwriting year. In addition, the return of FAL during the second quarter of 2022 related to the settlement of the Company's participation in the results of Syndicate 1729 and Syndicate 6131 for the 2019 underwriting year.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2022
Investments Held in a Loss Position
The following tables provide summarized information with respect to investments held in an unrealized loss position at June 30, 2022 and December 31, 2021, including the length of time the investment had been held in a continuous unrealized loss position.

	June 30, 2022
	Total		Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Loss	Value	Loss	Value	Loss
Fixed maturities, available-for-sale
U.S. Treasury obligations	$214,422	$16,692	$198,517	$15,632	$15,905	$1,060
U.S. Government-sponsored enterprise obligations	17,509	1,195	13,571	732	3,938	463
State and municipal bonds	410,783	32,105	385,075	29,482	25,708	2,623
Corporate debt	1,644,974	171,752	1,430,094	143,101	214,880	28,651
Residential mortgage-backed securities	361,015	42,737	296,993	33,182	64,022	9,555
Agency commercial mortgage-backed securities	11,940	602	9,724	448	2,216	154
Other commercial mortgage-backed securities	202,104	16,607	185,243	15,068	16,861	1,539
Other asset-backed securities	384,308	20,752	354,863	18,805	29,445	1,947
	$3,247,055	$302,442	$2,874,080	$256,450	$372,975	$45,992

	December 31, 2021
	Total		Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Loss	Value	Loss	Value	Loss
Fixed maturities, available-for-sale
U.S. Treasury obligations	$190,054	$2,424	$181,689	$2,206	$8,365	$218
U.S. Government-sponsored enterprise obligations	16,287	262	16,287	262	—	—
State and municipal bonds	175,442	2,174	171,930	2,039	3,512	135
Corporate debt	945,196	14,949	866,731	11,828	78,465	3,121
Residential mortgage-backed securities	326,248	5,751	290,019	4,320	36,229	1,431
Agency commercial mortgage-backed securities	4,529	62	4,355	54	174	8
Other commercial mortgage-backed securities	151,827	2,273	145,467	1,884	6,360	389
Other asset-backed securities	278,915	2,920	271,463	2,796	7,452	124
	$2,088,498	$30,815	$1,947,941	$25,389	$140,557	$5,426
As of June 30, 2022, excluding U.S. Government or U.S. Government-sponsored enterprise obligations, there were 2,812 debt securities (72.3% of all available-for-sale fixed maturity securities held) in an unrealized loss position representing 1,395 issuers. The greatest and second greatest unrealized loss positions among those securities were approximately $3.7 million and $3.5 million, respectively. The securities were evaluated for impairment as of June 30, 2022.
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
June 30, 2022
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
Fixed maturity securities held in an unrealized loss position at June 30, 2022, excluding asset-backed securities, have paid all scheduled contractual payments and are expected to continue. Expected future cash flows of asset-backed securities, excluding those issued by GNMA, FNMA and FHLMC, held in an unrealized loss position were estimated as part of the June 30, 2022 impairment evaluation using the most recently available six-month historical performance data for the collateral (loans) underlying the security or, if historical data was not available, sector based assumptions, and equaled or exceeded the current amortized cost basis of the security.
The following tables present a roll forward of the allowance for expected credit losses on available-for-sale fixed maturities for the three and six months ended June 30, 2022 and six months ended June 30, 2021. There was no allowance for expected credit losses for the three months ended June 30, 2021.

	Three Months Ended June 30, 2022
(In thousands)	Corporate Debt	Total
Balance, at April 1, 2022	$—	$—
Additional credit losses related to securities for which:
No allowance for credit losses has been previously recognized	553	553
Balance, at June 30, 2022	$553	$553

	Six Months Ended June 30, 2022
(In thousands)	Corporate Debt	Total
Balance, at December 31, 2021	$—	$—
Additional credit losses related to securities for which:
No allowance for credit losses has been previously recognized	553	553
Balance, at June 30, 2022	$553	$553

	Six Months Ended June 30, 2021
(In thousands)	Corporate Debt	Total
Balance, at December 31, 2020	$552	$552
Reductions related to:
Securities sold during the period	(552)	(552)
Balance, at June 30, 2021	$—	$—
Other information regarding sales and purchases of fixed maturity available-for-sale securities is as follows:

	Three Months Ended June 30		Six Months Ended June 30
(In millions)	2022	2021	2022	2021
Proceeds from sales (exclusive of maturities and paydowns)	$38.8	$196.2	$102.3	$258.1
Purchases	$109.1	$423.3	$340.7	$765.5
Equity Investments
ProAssurance's equity investments are carried at fair value with changes in fair value recognized in income as a component of net investment gains (losses) during the period of change. Equity investments on the Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021 primarily included bond funds and, to a lesser degree, stocks and investment funds.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2022
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
Net Investment Income
Net investment income (loss) by investment category was as follows:

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2022	2021	2022	2021
Fixed maturities	$22,006	$18,157	$43,550	$33,848
Equities	967	448	1,668	1,142
Short-term investments, including Other	727	678	1,153	952
BOLI	261	686	214	1,130
Investment fees and expenses	(2,017)	(2,552)	(4,198)	(4,638)
Net investment income	$21,944	$17,417	$42,387	$32,434
Investment in Unconsolidated Subsidiaries
ProAssurance's investment in unconsolidated subsidiaries were as follows:

	June 30, 2022	Carrying Value
(In thousands)	Percentage Ownership	June 30, 2022	December 31, 2021
Qualified affordable housing project tax credit partnerships	See below	$7,207	$12,424
All other investments, primarily investment fund LPs/LLCs	See below	314,705	323,152
		$321,912	$335,576
Qualified affordable housing project tax credit partnership interests held by ProAssurance generate investment returns by providing tax benefits to fund investors in the form of tax credits and project operating losses. The carrying value of these investments reflects ProAssurance's total commitments (both funded and unfunded) to the partnerships, less any amortization. At June 30, 2022, ProAssurance's ownership percentage relative to one of the tax credit partnership interests is almost 100%; this interest had a carrying value of $0.9 million. At December 31, 2021, ProAssurance's ownership percentage relative to two of the tax credit partnership interests was almost 100%; these interests had a carrying value of $3.2 million at December 31, 2021. ProAssurance's ownership percentage relative to the remaining tax credit partnership interests is less than 20%; these interests had a carrying value of $6.3 million at June 30, 2022 and $9.2 million at December 31, 2021. Since ProAssurance has the ability to exert influence over the partnerships but does not control them, all are accounted for using the equity method. See further discussion of the entities in which ProAssurance holds passive interests in Note 9.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2022
ProAssurance holds interests in investment fund LPs/LLCs and other equity method investments and LPs/LLCs which are not considered to be investment funds. ProAssurance's ownership percentage relative to four of the LPs/LLCs is greater than 25%, which is expected to be reduced as the funds mature and other investors participate in the funds; these investments had a carrying value of $49.5 million at June 30, 2022 and $49.0 million at December 31, 2021. ProAssurance's ownership percentage relative to the remaining investments and LPs/LLCs is less than 25%; these interests had a carrying value of $265.2 million at June 30, 2022 and $274.2 million at December 31, 2021. ProAssurance does not have the ability to exert control over any of these funds.
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

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2022	2021	2022	2021
Qualified affordable housing project tax credit partnerships
Losses recorded	$2,809	$4,752	$5,197	$8,121
Tax credits recognized	$1,198	$3,330	$2,403	$6,654

Historic tax credit partnership
Losses (gains) recorded*	$(961)	$—	$(961)	$(182)
Tax credits recognized	$—	$50	$—	$100
*ProAssurance holds a historic tax credit partnership which was fully amortized in 2020. This partnership generated investment returns by providing benefits to partnership investors in the form of tax credits, tax deductible project operating losses and distributions resulting from positive cash flows. ProAssurance received a distribution associated with this investment during the second quarter of 2022 and the first quarter of 2021, as a result of positive cash flows from a completed project, which was recognized as an operating gain in each respective period.

The tax credits generated from the Company's tax credit partnership investments of $1.2 million and $2.4 million for the three and six months ended June 30, 2022, respectively, were deferred for use in future periods due to the Company's expected consolidated loss calculated on a tax basis. For the three and six months ended June 30, 2021, the tax credits generated from the Company's tax credit partnership investments of $3.4 million and $6.8 million, respectively, were deferred and are expected to be utilized in future periods. Not included in the table above is $2.0 million of tax credits recaptured from 2019 during the six months ended June 30, 2022 due to the carryback of the Company's estimated NOL for the six months ended June 30, 2022 to the 2021 tax year. The recaptured tax credits were earned in 2019 but not utilized until 2021 due to NOL's generated in both 2019 and 2020. As of June 30, 2022, the Company had approximately $51.1 million of available tax credit carryforwards generated from its investments in tax credit partnerships which they expect to utilize in future periods.
Tax credits provided by the underlying projects of the Company's historic tax credit partnership are typically available in the tax year in which the project is put into active service, whereas the tax credits provided by qualified affordable housing project tax credit partnerships are provided over approximately a ten year period.
Significant Equity Method Investees
As previously discussed, ProAssurance holds certain investments that are measured using the equity method of accounting, primarily investments in LPs/LLCs, which are carried as a part of investment in unconsolidated subsidiaries on the Condensed Consolidated Balance Sheets. Each quarter, ProAssurance assesses the significance of its equity method investees. As of June 30, 2022, ProAssurance determined the following method investees to be significant:
•NB Co Investment Fund II, LP is a private equity fund that is a co-investor in small and mid-cap companies.
•NB Real Estate Secondary Opportunities Fund, LP is an equity fund that invests in real estate private equity investments.
•Prime Storage Fund II LP primarily invests in self-storage real estate.
•USB LIHTC is a fund that invests in tax credit entities in low-income residential rental properties.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2022
The following table presents aggregated gross summarized financial information for the funds that ProAssurance determined to be significant as of June 30, 2022, including the portion not attributable to ProAssurance, derived from the funds' financial statements which are prepared in accordance with GAAP. As the majority of ProAssurance's equity method investments report their results to the Company on a one quarter lag, the majority of the summarized financial information below is for the six months ended March 31, 2022 and 2021.

(In thousands)	Six Months Ended June 30
	2022	2021
Net investment income (loss)	$11,049	$(2,836)
Net investment gains (losses)	78,586	6,398
Net change in unrealized appreciation (depreciation)	190,089	142,473
Operating Expenses	2,656	3,432
Net gain (loss)	$277,068	$142,603

Net gain (loss) attributable to ProAssurance(1)	$1,370	$835
(1) Represents ProAssurance's share of the funds' aggregate income or loss, which is included as a component of equity in earnings (loss) of unconsolidated subsidiaries in its Condensed Consolidated Statements of Income and Comprehensive Income for the six months ended June 30, 2022 and 2021.
Net Investment Gains (Losses)
Realized investment gains and losses are recognized on the first-in, first-out basis. The following table provides detailed information regarding net investment gains (losses):

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2022	2021	2022	2021
Total impairment losses:
Corporate debt	$(972)	$—	$(972)	$—
Portion of impairment losses recognized in other comprehensive income before taxes:
Corporate debt	419	—	419	—
Net impairment losses recognized in earnings	(553)	—	(553)	—
Gross realized gains, available-for-sale fixed maturities	265	6,021	1,452	10,315
Gross realized (losses), available-for-sale fixed maturities	(965)	(352)	(2,089)	(539)
Net realized gains (losses), trading fixed maturities	(21)	(8)	(97)	64
Net realized gains (losses), equity investments	(5,125)	2,001	(5,346)	6,190
Net realized gains (losses), other investments	(760)	1,297	(110)	4,493
Change in unrealized holding gains (losses), trading fixed maturities	(455)	(226)	(781)	(440)
Change in unrealized holding gains (losses), equity investments	(5,923)	1,700	(17,408)	(1,237)
Change in unrealized holding gains (losses), convertible securities, carried at fair value	(10,584)	529	(13,059)	339
Other	237	(129)	601	497
Net investment gains (losses)	$(23,884)	$10,833	$(37,390)	$19,682
For the three and six months ended June 30, 2022, ProAssurance recognized credit-related impairment losses in earnings of $0.6 million and non-credit impairment losses in OCI of $0.4 million. The credit-related and non-credit impairment losses recognized during the three and six months ended June 30, 2022 related to a corporate bond in the consumer sector. ProAssurance did not recognize any credit-related impairment losses in earnings or non-credit impairment losses in OCI during the three and six months ended June 30, 2021.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2022
The following table presents a roll forward of cumulative credit losses recorded in earnings related to impaired debt securities for which a portion of the impairment was recorded in OCI.

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2022	2021	2022	2021
Balance beginning of period	$—	$—	$—	$552
Additional credit losses recognized during the period, related to securities for which:
No impairment has been previously recognized	553	—	553	—
Reductions due to:
Securities sold during the period (realized)	—	—	—	(552)
Balance June 30	$553	$—	$553	$—
4. Income Taxes
For interim periods, ProAssurance generally utilizes the estimated annual effective tax rate method under which the Company determines its provision (benefit) for income taxes based on the current estimate of its annual effective tax rate. For the six months ended June 30, 2022 and 2021, ProAssurance utilized the discrete effective tax rate method for recording income taxes after the estimated annual effective tax rate method produced an unreliable estimated effective annual tax rate. The discrete method is applied when the application of the estimated annual effective tax rate method is impractical and does not provide a reliable estimate of the annual effective tax rate. The Company believes the use of the discrete effective tax rate method is more appropriate than the annual effective tax rate method for the six months ended June 30, 2022 as minor changes in the Company's estimated ordinary income would have a significant effect on the estimated annual effective tax rate and would result in sizable variations in the customary relationship between income tax expense (benefit) and pre-tax accounting income (loss). ProAssurance will reevaluate its use of this method each quarter until the Company believes a return to the estimated annual effective tax rate method is deemed appropriate.
For the six months ended June 30, 2022 and 2021, the provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income (loss) before income taxes because ProAssurance recognizes tax credit benefits transferred from tax credit partnership investments. In calculating the Company's year-to-date income tax expense (benefit), the Company included the estimated benefit of tax credits for the year-to-date period based on the most recently available information provided by the tax credit partnerships; the actual amounts of credits provided by the tax credit partnerships may prove to be different than the Company's estimates. The effect of such a difference is recognized in the period identified. In addition, for the six months ended June 30, 2021, the provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes due to the gain on bargain purchase of $74.4 million as a result of the Company's acquisition of NORCAL, all of which was non-taxable. See further discussion on the gain on bargain purchase in Note 2 of the Notes to Consolidated Financial Statements in ProAssurance's December 31, 2021 report on Form 10-K.
ProAssurance had a receivable for U.S. federal and U.K. income taxes carried as a part of other assets of $9.9 million as of June 30, 2022 and $7.9 million as of December 31, 2021, respectively. At June 30, 2022 and December 31, 2021, the liability for unrecognized tax benefits, which is included in the total receivable for U.S. federal and U.K. income taxes, was $3.4 million in each period which included an accrued liability for interest of approximately $0.4 million in each period.
NORCAL Acquisition
As a result of the NORCAL acquisition, ProAssurance has U.S. federal NOL carryforwards which as of June 30, 2022 were approximately $43.0 million and will begin to expire in 2035. See Note 7 of the Notes to Consolidated Financial Statements in ProAssurance's December 31, 2021 report on Form 10-K for more information.
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
June 30, 2022
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
Activity in the reserve for losses and loss adjustment expenses is summarized as follows:

(In thousands)	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021	Year Ended December 31, 2021
Balance, beginning of year	$3,579,940	$2,417,179	$2,417,179
Less reinsurance recoverables on unpaid losses and loss adjustment expenses	451,741	385,087	385,087
Net balance, beginning of year	3,128,199	2,032,092	2,032,092
Net reserves acquired from NORCAL acquisition	—	1,089,103	1,089,103
Net losses:
Current year(1)	411,397	350,252	797,732
Favorable development of reserves established in prior years, net(2)	(24,304)	(18,616)	(45,483)
Total	387,093	331,636	752,249
Paid related to:
Current year	(44,903)	(32,346)	(109,925)
Prior years	(366,643)	(282,713)	(635,320)
Total paid	(411,546)	(315,059)	(745,245)
Net balance, end of period	3,103,746	3,137,772	3,128,199
Plus reinsurance recoverables on unpaid losses and loss adjustment expenses	469,116	484,059	451,741
Balance, end of period	$3,572,862	$3,621,831	$3,579,940
(1) Current year net losses for the six months ended June 30, 2022 and 2021 and year ended December 31, 2021 included $4.9 million, $1.8 million and $6.7 million, respectively, of amortization of the negative VOBA associated with NORCAL's assumed unearned premium, which is being amortized over a period in proportion to the earn-out of the associated premium as a reduction to current accident year net losses (see Note 2 of the Notes to Consolidated Financial Statements in ProAssurance's December 31, 2021 report on Form 10-K).
(2) Net favorable prior year reserve development recognized for the six months ended June 30, 2022 and 2021 and year ended December 31, 2021 included $5.8 million, $2.1 million and $7.9 million, respectively, of amortization of the purchase accounting fair value adjustment on NORCAL's assumed net reserve and amortization of the negative VOBA associated with NORCAL's DDR reserve which is recorded as a reduction to prior accident year net losses and loss adjustment expenses (see Note 2 of the Notes to Consolidated Financial Statements in ProAssurance's December 31, 2021 report on Form 10-K). ProAssurance has not recognized any development related to NORCAL's prior accident year reserves since the date of acquisition on May 5, 2021.
Estimating liability reserves is complex and requires the use of many assumptions. As time passes and ultimate losses for prior years are either known or become subject to a more precise estimation, ProAssurance increases or decreases the reserve estimates established in prior periods. The consolidated net favorable loss development recognized in the six months ended June 30, 2022 primarily reflected a lower than anticipated loss emergence in the Specialty P&C segment, primarily related to the 2018 through 2021 accident years. The net favorable development recognized in the Specialty P&C segment also included a

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2022
$3.0 million reduction in the Company's prior accident year IBNR reserve for COVID-19 during the second quarter of 2022 as early first notices of potential claims related to anticipated COVID losses have not turned into claims. The favorable development also reflected overall favorable trends in claim closing patterns in the Workers' Compensation Insurance and Segregated Portfolio Cell Reinsurance segments. The net favorable loss development recognized in the Workers' Compensation Insurance segment is primarily related to the accident years 2017 and prior. The net favorable loss development recognized in the Segregated Portfolio Cell Reinsurance segment is primarily related to accident years 2019 and 2020. Net favorable development recognized during the six months ended June 30, 2022 was net of an increase in the Company's reserve for potential ECO/XPL claims of $4.0 million in the Specialty P&C segment. Consolidated net favorable loss development recognized in the six months ended June 30, 2022 was partially offset by unfavorable reserve development recognized in the Lloyd's Syndicates segment driven by certain catastrophe related losses.
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
The net favorable loss development recognized for the year ended December 31, 2021 primarily reflected a lower than anticipated loss emergence in the Specialty P&C segment, primarily related to the 2015 through 2020 accident years. Net favorable prior accident year reserve development recognized in the Specialty P&C segment also included a $1.0 million reduction in the Company's IBNR reserve for COVID-19 during the third quarter of 2021. The net favorable development also reflected overall favorable trends in claim closing patterns in the Workers' Compensation Insurance and Segregated Portfolio Cell Reinsurance segments. The net favorable loss development recognized in the Workers' Compensation Insurance segment is primarily related to the 2012 through 2017 accident years. The net favorable loss development recognized in the Segregated Portfolio Cell Reinsurance segment is primarily related to accident year 2015 and accident years 2018 through 2020. Consolidated net favorable loss development recognized in 2021 was partially offset by unfavorable reserve development recognized in the Lloyd's Syndicates segment driven by certain catastrophe related losses.
6. Commitments and Contingencies
ProAssurance is involved in various legal actions related to insurance policies and claims handling including, but not limited to, claims asserted by policyholders. These types of legal actions arise in the Company's ordinary course of business and, in accordance with GAAP for insurance entities, are considered as a part of the Company's loss reserving process, which is described in detail under the heading "Losses and Loss Adjustment Expenses" in the Accounting Policies section in Note 1 of the Notes to Consolidated Financial Statements in ProAssurance's December 31, 2021 report on Form 10-K. ProAssurance also has other direct actions against the Company unrelated to its claims activity which are evaluated and accounted for as a part of other liabilities. For these corporate legal actions, the Company evaluates each case separately and establishes what it believes is an appropriate reserve based on GAAP guidance related to contingent liabilities. As of June 30, 2022, there were no material reserves established for corporate legal actions.
As a member of Lloyd's, ProAssurance has obligations to Syndicate 1729 including a Syndicate Credit Agreement and FAL requirements. The Syndicate Credit Agreement is an unconditional revolving credit agreement to the Premium Trust Fund of Syndicate 1729 for the purpose of providing working capital. At June 30, 2022, the maximum permitted borrowings under the Syndicate Credit Agreement were approximately £30.0 million (approximately $36.5 million at June 30, 2022). Effective July 1, 2022, maximum permitted borrowings were reduced to £15.0 million (approximately $18.3 million at June 30, 2022) from £30.0 million under an amended Syndicate Credit Agreement executed in January 2022. The amended Syndicate Credit Agreement has a maturity date of June 30, 2023 and contains an annual auto-renewal feature which allows for ProAssurance to elect to non-renew if notice is given at least 30 days prior to the next auto-renewal date, which is one year prior to the maturity date. On May 23, 2022, ProAssurance provided such notice of termination of the Syndicate Credit Agreements. As a result, the Syndicate Credit Agreements will expire on June 30, 2023. Under the Syndicate Credit Agreement, advances bear interest at 3.8% annually and may be repaid at any time. As of June 30, 2022, there were no outstanding borrowings under the Syndicate Credit Agreement. ProAssurance provides FAL to support underwriting by Syndicate 1729 which is comprised of investment securities and cash and cash equivalents deposited with Lloyd's with a total fair value of approximately $30.3 million at June 30, 2022 (see Note 3). During the second quarter of 2022, ProAssurance received a return of approximately $5.5 million of cash from its FAL balances given Syndicate 6131 ceased underwriting on a quota share basis with Syndicate 1729 as Syndicate

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2022
6131's business is retained within Syndicate 1729 beginning with the 2022 underwriting year (see Note 11 for additional information). In addition, the return of FAL during the second quarter of 2022 related to the settlement of the Company's participation in the results of Syndicate 1729 and Syndicate 6131 for the 2019 underwriting year.
ProAssurance has entered into financial instrument transactions that may present off-balance sheet credit risk or market risk. These transactions include a short-term loan commitment and commitments to provide funding to non-public investment entities. Under the short-term loan commitment, ProAssurance has agreed to advance funds on a 30 day basis to a counterparty provided there is no violation of any condition established in the contract. As of June 30, 2022, ProAssurance had total funding commitments related to non-public investment entities as well as the short-term loan commitment of approximately $223.7 million which included the amount at risk if the full short-term loan is extended and the counterparties default. However, the credit risk associated with the short-term loan commitment is minimal as the counterparties to the contract are highly rated commercial institutions and to-date have been performing in accordance with their contractual obligations. ProAssurance’s expected credit losses associated with this short-term loan commitment were nominal in amount as of June 30, 2022.
ProAssurance has previously entered into a services agreement with a company to provide data analytics services for certain product lines within the Company's HCPL book of business. In November 2021, ProAssurance executed an amendment to this services agreement which extended the Company's commitment an additional three years for an annual fee of approximately $3.5 million. In addition, the amended services agreement contains an annual one-year auto-extension feature unless either party elects to non-renew the services agreement by providing notice at least six-months prior to the end of the contract. ProAssurance incurred operating expenses associated with this services agreement of $0.9 million and $1.8 million for the three and six months ended June 30, 2022, respectively, as compared to $0.6 million and $1.2 million for the same respective periods of 2021. As of June 30, 2022, the remaining commitment under this agreement was estimated to be approximately $8.1 million.
The purchase consideration in the NORCAL acquisition included contingent consideration. NORCAL policyholders who elected to receive NORCAL stock and tender it to ProAssurance are eligible for a share of contingent consideration in an amount of up to approximately $84 million depending upon the after-tax development of NORCAL's ultimate net losses between December 31, 2020 and December 31, 2023. The estimated fair value of this contingent consideration was $24 million as of June 30, 2022, which is unchanged from the acquisition date of May 5, 2021, and was derived utilizing a stochastic model. This estimate does not guarantee that contingent consideration will ultimately be paid. Depending on NORCAL's actual ultimate net loss development between December 31, 2020 and December 31, 2023, the actual amount due to eligible policyholders may be greater than or less than the $24 million current fair value estimate. See further discussion around the contingent consideration in Note 2 and further discussion on the NORCAL acquisition in Note 2 of the Notes to Consolidated Financial Statements included in ProAssurance's December 31, 2021 report on Form 10-K.
7. Debt
ProAssurance’s outstanding debt consisted of the following:

($ in thousands)	June 30, 2022	December 31, 2021
Senior Notes due 2023, unsecured, interest at 5.3% annually	$250,000	$250,000
Contribution Certificates due 2031, interest at 3.0% (effective interest rate at 4.35%) paid annually beginning April 2022	176,606	175,900
Total principal	426,606	425,900
Less unamortized debt issuance costs	728	914
Debt less unamortized debt issuance costs	$425,878	$424,986
Revolving Credit Agreement
ProAssurance has a Revolving Credit Agreement with seven participating lenders. The Revolving Credit Agreement, which expires November 2024 may be used for general corporate purposes, including, but not limited to, short-term working capital, share repurchases as authorized by the Board and support for other activities. ProAssurance's Revolving Credit Agreement permits borrowings up to $250 million, and has available a $50 million accordion feature which, if successfully subscribed, would expand the permitted borrowings to a maximum of $300 million. As of June 30, 2022 and December 31, 2021, there were no outstanding borrowings on the Revolving Credit Agreement.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2022
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
8. Shareholders’ Equity
At June 30, 2022 and December 31, 2021, ProAssurance had 100 million shares of authorized common stock and 50 million shares of authorized preferred stock. The Board has the authority to determine provisions for the issuance of preferred shares, including the number of shares to be issued, the designations, powers, preferences and rights, and the qualifications, limitations or restrictions of such shares.
ProAssurance declared cash dividends of $0.05 per share during each of the first two quarters of both 2022 and 2021, totaling $5.4 million for each six-month period. Any decision to pay future cash dividends is subject to the Board’s final determination after a comprehensive review of financial performance, future expectations and other factors deemed relevant by the Board. See Note 14 of the Notes to Consolidated Financial Statements in ProAssurance's December 31, 2021 report on Form 10-K for additional information.
At June 30, 2022, Board authorizations for the repurchase of common shares or the retirement of outstanding debt of $110 million remained available for use. ProAssurance did not repurchase any common shares during the six months ended June 30, 2022 or 2021.
Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)
The following tables provide a detailed breakout of the components of AOCI and the amounts reclassified from AOCI to net income (loss). The tax effects of all amounts in the tables below, except for an immaterial amount of unrealized gains and losses on available-for-sale securities held at the Company's U.K. subsidiary, were computed using the enacted U.S. federal corporate tax rate of 21%. OCI included a deferred tax benefit of $29.6 million and $67.8 million for the three and six months ended June 30, 2022, respectively, as compared to a deferred tax expense of $3.2 million and a deferred tax benefit of $5.1 million for the same respective periods of 2021.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2022
The changes in the balance of each component of AOCI for the three and six months ended June 30, 2022 and 2021 were as follows:

(In thousands)	Unrealized Investment Gains (Losses)	Non-credit Impairments	Unrecognized Change in Defined Benefit and Post Retirement Liabilities	Accumulated Other Comprehensive Income (Loss)
Balance, April 1, 2022	$(125,907)	$—	$1,341	$(124,566)
OCI, before reclassifications, net of tax	(110,191)	(331)	—	(110,522)
Amounts reclassified from AOCI, net of tax	1,053	—	(153)	900
Net OCI, current period	(109,138)	(331)	(153)	(109,622)
Balance, June 30, 2022	$(235,045)	$(331)	$1,188	$(234,188)

(In thousands)	Unrealized Investment Gains (Losses)	Non-credit Impairments	Unrecognized Change in Defined Benefit and Post Retirement Liabilities	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2021	$14,929	$—	$1,355	$16,284
OCI, before reclassifications, net of tax	(250,999)	(331)	—	(251,330)
Amounts reclassified from AOCI, net of tax	1,025	—	(167)	858
Net OCI, current period	(249,974)	(331)	(167)	(250,472)
Balance, June 30, 2022	$(235,045)	$(331)	$1,188	$(234,188)

(In thousands)	Unrealized Investment Gains (Losses)	Non-credit Impairments	Unrecognized Change in Defined Benefit Plan Liabilities(1)	Accumulated Other Comprehensive Income (Loss)
Balance, April 1, 2021	$41,626	$—	$(104)	$41,522
OCI, before reclassifications, net of tax	15,918	—	8	15,926
Amounts reclassified from AOCI, net of tax	(4,376)	—	—	$(4,376)
Net OCI, current period	11,542	—	8	11,550
Balance, June 30, 2021	$53,168	$—	$(96)	$53,072

(In thousands)	Unrealized Investment Gains (Losses)	Non-credit Impairments	Unrecognized Change in Defined Benefit Plan Liabilities(1)	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2020	$75,388	$(57)	$(104)	$75,227
OCI, before reclassifications, net of tax	(14,497)	—	8	(14,489)
Amounts reclassified from AOCI, net of tax	(7,723)	57	—	(7,666)
Net OCI, current period	(22,220)	57	8	(22,155)
Balance, June 30, 2021	$53,168	$—	$(96)	$53,072
(1)For the three and six months ended June 30, 2021, amounts represent the re-estimation of the defined benefit plan liability assumed in the Eastern acquisition. The defined benefit plan was frozen as to the earnings of additional benefits and the benefit plan liability was reestimated annually. The Company terminated Eastern's defined benefit plan during the third quarter of 2021.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2022
9. Variable Interest Entities
ProAssurance holds passive interests in a number of entities that are considered to be VIEs under GAAP guidance. ProAssurance's VIE interests principally consist of interests in LPs/LLCs formed for the purpose of achieving diversified equity and debt returns. ProAssurance's VIE interests, carried as a part of investment in unconsolidated subsidiaries, totaled $291.9 million at June 30, 2022 and $303.7 million at December 31, 2021. ProAssurance does not have power over the activities that most significantly impact the economic performance of these VIEs and thus is not the primary beneficiary. Investments in entities where ProAssurance holds a greater than minor interest but does not hold a controlling interest are accounted for using the equity method. Therefore, ProAssurance has not consolidated these VIEs. ProAssurance’s involvement with each of these VIEs is limited to its direct ownership interest in the VIE. Except for the funding commitments disclosed in Note 6, ProAssurance has no arrangements with any of these VIEs to provide other financial support to or on behalf of the VIE. At June 30, 2022, ProAssurance’s maximum loss exposure relative to these investments was limited to the carrying value of ProAssurance’s investment in the VIE.
As a result of the Company's acquisition of NORCAL (see Note 2 of the Notes to Consolidated Financial Statements in ProAssurance's December 31, 2021 report on Form 10-K), ProAssurance is the primary beneficiary of PPM RRG. While there is no direct ownership of PPM RRG by ProAssurance, it manages the business operations of PPM RRG through its management services agreement and has effective control of the PPM RRG's Board of Directors through an irrevocable voting proxy. The management services agreement allows ProAssurance to provide management and oversight services to the RRG, which includes the ability to make business decisions impacting the operations of PPM RRG. PPM RRG has a $5 million surplus note to NORCAL which is its only source of capital. ProAssurance has consolidated the account balances and transactions of PPM RRG beginning on the NORCAL acquisition date of May 5, 2021. At June 30, 2022, approximately $147 million of ProAssurance's assets and approximately $147 million of its liabilities included on the Condensed Consolidated Balance Sheet were related to PPM RRG.
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

(In thousands, except per share data)	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
Weighted average number of common shares outstanding, basic	54,068	53,965	54,040	53,942
Dilutive effect of securities:
Restricted Share Units	104	81	109	78
Performance Share Units	14	2	16	3
Weighted average number of common shares outstanding, diluted	54,186	54,048	54,165	54,023
Effect of dilutive shares on earnings (loss) per share	$—	$(0.01)	$—	$—
The diluted weighted average number of common shares outstanding for the three and six months ended June 30, 2022 excluded approximately 4,000 and 2,000, respectively, of common share equivalents issuable under the Company's stock compensation plans, as compared to approximately 37,000 and 19,000 during the same respective periods of 2021, as their effect would have been antidilutive.
Dilutive common share equivalents are reflected in the earnings (loss) per share calculation while antidilutive common share equivalents are not reflected in the earnings (loss) per share calculation. For the three and six months ended June 30, 2022, all incremental common share equivalents were not included in the computation of diluted earnings (loss) per share because to do so would have been antidilutive for the period.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2022
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
•Lloyd's Syndicates includes the results from ProAssurance's participation in Lloyd's of London Syndicate 1729 and Syndicate 6131. ProAssurance's participation in the results of Syndicate 1729 for the 2022 underwriting year remains unchanged from the 2021 underwriting year at 5%. Effective January 1, 2022, Syndicate 6131 ceased underwriting on a quota share basis with Syndicate 1729 as Syndicate 6131's applicable business is retained within Syndicate 1729 beginning with the 2022 year of account. Due to the quarter lag, the Company's ceased participation in Syndicate 6131 was not reflected in the Company's results until the second quarter of 2022.
•Corporate includes ProAssurance's investment operations and excludes those reported in the Company's Segregated Portfolio Cell Reinsurance and Lloyd's Syndicates segments. In addition, this segment includes corporate expenses, interest expense, U.S. income taxes and non-premium revenues generated outside of the Company's insurance entities.
The accounting policies of the segments are described in Note 1 of the Notes to Consolidated Financial Statements in ProAssurance’s December 31, 2021 report on Form 10-K. ProAssurance evaluates the performance of its Specialty P&C and Workers' Compensation Insurance segments based on before tax underwriting profit or loss. ProAssurance evaluates the performance of its Segregated Portfolio Cell Reinsurance segment based on operating profit or loss, which includes investment results of investment assets solely allocated to SPC operations, net of U.S. federal income taxes. Performance of the Lloyd's Syndicates segment is evaluated based on operating profit or loss, which includes investment results of investment assets solely allocated to Lloyd's Syndicate operations, net of U.K. income tax expense. Performance of the Corporate segment is evaluated based on the contribution made to consolidated after-tax results. ProAssurance accounts for inter-segment transactions as if the transactions were to third parties at current market prices. Assets are not allocated to segments because investments, other than the investments discussed above that are solely allocated to the Segregated Portfolio Cell Reinsurance and Lloyd's Syndicates segments, and other assets are not managed at the segment level. The tabular information that follows shows the financial results of the Company's reportable segments reconciled to results reflected in the Condensed Consolidated Statements of Income and Comprehensive Income. ProAssurance does not consider a gain on bargain purchase or transaction-related costs for completed business combinations, including any related tax impacts, in assessing the financial performance of its operating and reportable segments, and thus are included in the reconciliation of segment results to consolidated results.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2022
Financial results by segment were as follows:

	Three Months Ended June 30, 2022
(In thousands)	Specialty P&C	Workers' Compensation Insurance	Segregated Portfolio Cell Reinsurance	Lloyd's Syndicates	Corporate	Inter-segment Eliminations	Consolidated
Net premiums earned	$183,547	$41,709	$16,222	$5,793	$—	$—	$247,271
Net investment income	—	—	211	143	21,590	—	21,944
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	—	5,180	—	5,180
Net investment gains (losses)	—	—	(2,782)	(485)	(20,617)	—	(23,884)
Other income (expense)(1)	1,903	517	1	129	3,626	(862)	5,314
Net losses and loss adjustment expenses(2)	(137,002)	(27,947)	(9,272)	(3,449)	—	—	(177,670)
Underwriting, policy acquisition and operating expenses(1)(2)	(48,077)	(13,669)	(5,237)	(1,508)	(9,019)	862	(76,648)
SPC U.S. federal income tax expense(3)	—	—	(349)	—	—	—	(349)
SPC dividend (expense) income	—	—	854	—	—	—	854
Interest expense	—	—	—	—	(4,919)	—	(4,919)
Income tax benefit (expense)	—	—	—	—	1,789	—	1,789
Segment results	$371	$610	$(352)	$623	$(2,370)	$—	(1,118)
Reconciliation of segments to consolidated results:
Transaction-related costs, net(4)							(541)
Net income (loss)							$(1,659)
Significant non-cash items:
Depreciation and amortization, net of accretion	$2,948	$874	$345	$10	$5,882	$—	$10,059

	Six Months Ended June 30, 2022
(In thousands)	Specialty P&C	Workers' Compensation Insurance	Segregated Portfolio Cell Reinsurance	Lloyd's Syndicates	Corporate	Inter-segment Eliminations	Consolidated
Net premiums earned	$381,514	$82,393	$35,536	$13,539	$—	$—	$512,982
Net investment income	—	—	323	355	41,709	—	42,387
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	—	12,799	—	12,799
Net investment gains (losses)	—	—	(3,493)	(884)	(33,013)	—	(37,390)
Other income (expense)(1)	2,924	1,199	1	263	5,691	(1,959)	8,119
Net losses and loss adjustment expenses(2)	(302,960)	(55,158)	(20,763)	(8,212)	—	—	(387,093)
Underwriting, policy acquisition and operating expenses(1)(2)	(90,958)	(26,669)	(9,605)	(4,218)	(17,756)	1,959	(147,247)
SPC U.S. federal income tax expense(3)	—	—	(991)	—	—	—	(991)
SPC dividend (expense) income	—	—	(1,513)	—	—	—	(1,513)
Interest expense	—	—	—	—	(9,360)	—	(9,360)
Income tax benefit (expense)	—	—	—	—	3,559	—	3,559
Segment results	$(9,480)	$1,765	$(505)	$843	$3,629	$—	(3,748)
Reconciliation of segments to consolidated results:
Transaction-related costs, net(4)							(1,471)
Net income (loss)							$(5,219)
Significant non-cash items:
Depreciation and amortization, net of accretion	$5,540	$1,748	$715	$24	$12,382	$—	$20,409

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2022

	Three Months Ended June 30, 2021
(In thousands)	Specialty P&C	Workers' Compensation Insurance	Segregated Portfolio Cell Reinsurance	Lloyd's Syndicates	Corporate	Inter-segment Eliminations	Consolidated
Net premiums earned	$168,635	$40,626	$16,272	$13,460	$—	$—	$238,993
Net investment income	—	—	206	518	16,693	—	17,417
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	—	11,927	—	11,927
Net realized gains (losses)	—	—	1,580	89	9,164	—	10,833
Other income (expense)(1)	1,471	900	1	361	351	(626)	2,458
Net losses and loss adjustment expenses	(140,214)	(27,751)	(8,443)	(5,444)	—	—	(181,852)
Underwriting, policy acquisition and operating expenses(1)	(28,877)	(12,712)	(5,293)	(4,721)	(5,929)	626	(56,906)
SPC U.S. federal income tax expense(2)	—	—	(504)	—	—	—	(504)
SPC dividend (expense) income	—	—	(2,864)	—	—	—	(2,864)
Interest expense	—	—	—	—	(5,176)	—	(5,176)
Income tax benefit (expense)	—	—	—	—	(220)	—	(220)
Segment results	$1,015	$1,063	$955	$4,263	$26,810	$—	34,106
Reconciliation of segments to consolidated results:
Gain on bargain purchase							74,408
Transaction-related costs, net(4)							(16,464)
Net income (loss)							$92,050
Significant non-cash items:
Gain on bargain purchase							$74,408
Depreciation and amortization, net of accretion	$3,134	$903	$361	$16	$5,183	$—	$9,597

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2022

	Six Months Ended June 30, 2021
(In thousands)	Specialty P&C	Workers' Compensation Insurance	Segregated Portfolio Cell Reinsurance	Lloyd's Syndicates	Corporate	Inter-segment Eliminations	Consolidated
Net premiums earned	$284,249	$80,636	$32,156	$29,310	$—	$—	$426,351
Net investment income	—	—	427	1,246	30,761	—	32,434
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	—	18,715	—	18,715
Net investment gains (losses)	—	—	2,568	(26)	17,140	—	19,682
Other income (expense)(1)	1,939	1,293	2	582	2,245	(1,599)	4,462
Net losses and loss adjustment expenses	(241,400)	(53,958)	(17,867)	(18,411)	—	—	(331,636)
Underwriting, policy acquisition and operating expenses(1)	(55,223)	(24,998)	(10,320)	(11,311)	(12,177)	1,599	(112,430)
SPC U.S. federal income tax expense(3)	—	—	(860)	—	—	—	(860)
SPC dividend (expense) income	—	—	(4,606)	—	—	—	(4,606)
Interest expense	—	—	—	—	(8,389)	—	(8,389)
Income tax benefit (expense)	—	—	—	—	(1,151)	—	(1,151)
Segment results	$(10,435)	$2,973	$1,500	$1,390	$47,144	$—	42,572
Reconciliation of segments to consolidated results:
Gain on bargain purchase							74,408
Transaction-related costs(4)							(17,195)
Net income (loss)							$99,785
Significant non-cash items:
Gain on bargain purchase							$74,408
Depreciation and amortization, net of accretion	$5,305	$1,806	$677	$32	$8,500	$—	$16,320
(1) Certain fees for services provided to the SPCs at Inova Re and Eastern Re are recorded as expenses within the Segregated Portfolio Cell Reinsurance segment and as other income within the Workers' Compensation Insurance segment. These fees are primarily SPC rental fees and are eliminated between segments in consolidation.

(2) Beginning in 2022, ProAssurance revised its process for estimating ULAE as a result of substantially integrating NORCAL into the Specialty P&C segment operations. The change in the Company's estimate of ULAE increased underwriting, policy acquisition and operating expenses with an offsetting decrease to net losses and loss adjustment expenses in the Specialty P&C segment; there was no impact on segment results for the three and six months ended June 30, 2022. See further discussion on this change in estimate in Note 1.

(3) Represents the provision for U.S. federal income taxes for SPCs at Inova Re, which have elected to be taxed as a U.S. corporation under Section 953(d) of the Internal Revenue Code. U.S. federal income taxes are included in the total SPC net results and are paid by the individual SPCs.

(4) Represents the transaction-related costs, after-tax, associated with the acquisition of NORCAL. For the three and six months ended June 30, 2022 pre-tax transaction-related costs of approximately $0.7 million and $1.9 million, respectively, as compared to $20.3 million and $21.2 million for the same respective periods of 2021 were included as a component of consolidated operating expense and the associated income tax benefit of approximately $0.2 million and $0.4 million, respectively, as compared to $3.8 million and $4.0 million for the same respective periods of 2021 were included as a component of consolidated income tax benefit (expense) on the Condensed Consolidated Statements of Income and Comprehensive Income.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2022
The following table provides detailed information regarding ProAssurance's gross premiums earned by product as well as a reconciliation to net premiums earned. All gross premiums earned are from external customers except as noted. ProAssurance's insured risks are primarily within the U.S.

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2022	2021	2022	2021
Specialty P&C Segment
Gross premiums earned:
HCPL	$165,496	$150,784	$341,043	$247,829
Small Business Unit	26,188	25,905	52,726	51,831
Medical Technology Liability	9,968	9,613	19,968	18,551
Other	203	172	397	323
Ceded premiums earned	(18,308)	(17,839)	(32,620)	(34,285)
Segment net premiums earned	183,547	168,635	381,514	284,249

Workers' Compensation Insurance Segment
Gross premiums earned:
Traditional business	45,395	43,693	88,551	85,436
Alternative market business	18,126	17,017	36,004	33,906
Ceded premiums earned	(21,812)	(20,084)	(42,162)	(38,706)
Segment net premiums earned	41,709	40,626	82,393	80,636

Segregated Portfolio Cell Reinsurance Segment
Gross premiums earned:
Workers' compensation(1)	17,092	16,254	34,270	32,368
HCPL(2)	1,504	2,173	5,990	4,026
Ceded premiums earned	(2,374)	(2,155)	(4,724)	(4,238)
Segment net premiums earned	16,222	16,272	35,536	32,156

Lloyd's Syndicates Segment
Gross premiums earned:
Property and casualty	6,443	16,635	15,675	37,020
Ceded premiums earned	(650)	(3,175)	(2,136)	(7,710)
Segment net premiums earned	5,793	13,460	13,539	29,310

Consolidated net premiums earned	$247,271	$238,993	$512,982	$426,351
(1) Premium for all periods is assumed from the Workers' Compensation Insurance segment.
(2) Premium for all periods is assumed from the Specialty P&C segment.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2022
12. Benefit Plans
ProAssurance assumed a defined benefit pension plan on May 5, 2021 as a result of its acquisition of NORCAL, which covers substantially all NORCAL employees (except those that were previous employees of Medicus Insurance Company and FD Insurance Company, employees of PPM RRG as well as new hires after December 31, 2013). Benefits are based on years of service and the employee’s average of the highest five years of annual compensation. Annual contributions to the defined benefit pension plan are not less than the minimum funding standards outlined in the Employee Retirement Income Security Act of 1974, as amended. ProAssurance makes contributions to the defined benefit pension plan with the goal of ensuring that it is adequately funded to meet its future obligations. ProAssurance did not make any contributions to the pension plan during the three and six months ended June 30, 2022 and does not anticipate making any contributions for the remainder of 2022. The defined benefit pension plan no longer has future service accruals or compensation increases because this plan was frozen effective December 31, 2015. See Notes 2 and 19 of the Notes to Consolidated Financial Statements in ProAssurance's December 31, 2021 report on Form 10-K for more information regarding ProAssurance's acquisition of NORCAL and the defined benefit pension plan, respectively.
The components of the net periodic benefit cost (income) for the three and six months ended June 30, 2022 and 2021 were as follows:

($ in thousands)	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
Components of net periodic benefit cost (income):
Interest cost	$720	$474	$1,431	$474
Expected return on Plan assets	(1,001)	(642)	(1,990)	(642)
Total net periodic benefit cost (income)*	$(281)	$(168)	$(559)	$(168)
*Net periodic benefit cost (income) is included as a component of operating expense on the Condensed Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2022 and 2021.

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
ProAssurance Overview
ProAssurance Corporation is a holding company for property and casualty insurance companies. Our insurance subsidiaries provide professional liability insurance, liability insurance for medical technology and life sciences risks and workers' compensation insurance. We also provide capital to Syndicate 1729 at Lloyd's of London.
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
•Income taxes
Estimation of Taxes / Tax Credits
For interim periods, we generally utilize the estimated annual effective tax rate method under which we determine our provision (benefit) for income taxes based on the current estimate of our annual effective tax rate. For the six months ended June 30, 2022 and 2021, we utilized the discrete effective tax rate method for recording income taxes after the estimated annual effective tax rate method produced an unreliable estimated annual effective tax rate. The discrete method is applied when the application of the estimated annual effective tax rate method is impractical and does not provide a reliable estimate of the annual effective tax rate. We believe the use of the discrete effective tax rate method for the six months ended June 30, 2022 is more appropriate than the annual effective tax rate method as minor changes in our estimated ordinary income would have a significant effect on the estimated annual effective tax rate and would result in sizable variations in the customary relationship between income tax expense (benefit) and pre-tax accounting income (loss).

Accounting Changes
Beginning in 2022, we revised our process for estimating ULAE as a result of substantially integrating NORCAL into our Specialty P&C segment operations. ULAE are costs that cannot be attributed to processing a specific claim and are allocated to net losses and loss adjustment expenses on the Condensed Consolidated Statement of Income and Comprehensive Income. We have accounted for this change prospectively as a change in accounting estimate. Changes in accounting estimate are reflected prospectively beginning in the period the change in estimate occurs. The change in our estimate of ULAE resulted in an increase to underwriting, policy acquisition and operating expenses with an offsetting decrease to net losses and loss adjustment expenses in our Specialty P&C segment; there was no impact on total expenses or net income (loss) in our Condensed Consolidated Statement of Income and Comprehensive Income for the three and six months ended June 30, 2022. See further discussion on this change in estimate in the Segment Results - Specialty Property & Casualty section that follows and in Note 1 of the Notes to Condensed Consolidated Financial Statements.
We did not have any other change in accounting estimate or policy that had a material effect on our results of operations or financial position during the six months ended June 30, 2022. We are not aware of any accounting changes not yet adopted as of June 30, 2022 that could have a material impact on our results of operations, financial position or cash flows.
Liquidity and Capital Resources and Financial Condition
Overview
ProAssurance Corporation is a holding company and is a legal entity separate and distinct from its subsidiaries. As a holding company, our principal source of external revenue is our investment revenues. In addition, dividends from our operating subsidiaries represent another source of funds for our obligations, including debt service and shareholder dividends. We also charge our operating subsidiaries within our Specialty P&C (including the acquired wholly owned operating subsidiaries of NORCAL effective January 1, 2022) and Workers' Compensation Insurance segments a management fee based on the extent to which services are provided to the subsidiary and the amount of gross premium written by the subsidiary. At June 30, 2022, we held cash and liquid investments of approximately $55 million outside our insurance subsidiaries that were available for use without regulatory approval or other restriction. We also have $250 million in permitted borrowings available under our Revolving Credit Agreement as well as the possibility of a $50 million accordion feature, if successfully subscribed. As of August 3, 2022, no borrowings were outstanding under our Revolving Credit Agreement.
To date, during 2022, our operating subsidiaries have paid dividends to us of approximately $22 million, which included $21 million that was paid in July 2022. Additionally, we anticipate that our operating subsidiaries will pay dividends of approximately $19 million in August 2022. Dividends paid in July and anticipated to be paid in August 2022 have not been included in our cash and liquid investments held outside of our insurance subsidiaries at June 30, 2022. Excluding the dividends paid in July 2022 and anticipated to be paid in August 2022, our insurance subsidiaries, in the aggregate, are permitted to pay dividends of approximately $108 million over the remainder of 2022 without prior approval of state insurance regulators. However, the payment of any dividend requires prior notice to the insurance regulator in the state of domicile, and the regulator may reduce or prevent the dividend if, in its judgment, payment of the dividend would have an adverse effect on the surplus of the insurance subsidiary. We make the decision to pay dividends from an insurance subsidiary based on the capital needs of that subsidiary and may pay less than the permitted dividend or may also request permission to pay an additional amount (an extraordinary dividend).

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
Our HCPL and Medical Technology Liability treaties renew annually on October 1 and our Workers' Compensation treaty renews annually on May 1. Our traditional workers' compensation treaty renewed May 1, 2022 at a higher rate than the previous treaty; all other material terms were consistent with the expiring treaty. The significant coverages provided by our current excess of loss reinsurance agreements are detailed in the following table.
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
(5) Subject to a limit of $20M per individual claimant. If an individual loss were to exceed this level the Company would retain this excess exposure.
(6) Subject to an AAD where retention is 3.5% of subject earned premium in annual losses otherwise recoverable in excess of the $500K retention per loss occurrence.

For the workers' compensation business ceded to Inova Re and Eastern Re, each SPC has in place its own reinsurance arrangements; which are illustrated in the following table.
Segregated Portfolio Cell Reinsurance

Per Occurrence Coverage	Aggregate Coverage
(1) The attachment point is based on a percentage of written premium within individual cells, ranges from 85% to 94%, and varies by cell.

Cash Flows
Cash flows between periods compare as follows:

	Six Months Ended June 30
(In thousands)	2022	2021	Change
Net cash provided (used) by:
Operating activities	$(3,671)	$31,015	$(34,686)
Investing activities	(91,113)	(70,929)	(20,184)
Financing activities	(13,986)	(15,072)	1,086
Increase (decrease) in cash and cash equivalents	$(108,770)	$(54,986)	$(53,784)
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
The decrease in operating cash flows of $34.7 million for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 was primarily due to:
•An increase in paid losses of $137.4 million driven by our Specialty P&C segment primarily due to NORCAL paid losses and the payment of three large claims totaling $16.4 million during the first quarter of 2022.
•An increase in cash paid for operating expenses of $59.1 million driven by our Specialty P&C and Corporate segments, partially offset by the effect of transaction-related costs associated with our acquisition of NORCAL in 2021. The increase in cash paid for operating expenses in our Specialty P&C and Corporate segments was driven by an increase in compensation-related costs primarily attributable to an increase in headcount due to the addition of NORCAL employees. Furthermore, the increase in our Specialty P&C segment reflected an increase in commissions paid driven by additional premiums from our acquisition of NORCAL. Additionally, the increase reflected the termination of deferred compensation arrangements assumed in the NORCAL acquisition during the first quarter of 2022 totaling approximately $13.2 million. See further discussion of NORCAL's deferred compensation arrangements in Note 2 to the Notes to Condensed Consolidated Financial Statements.
•The effect of a tax refund of approximately $9.0 million which we received in February 2021 and an income tax extension payment of $1.1 million for the 2021 tax year during the second quarter of 2022. See additional discussion on this refund in our Liquidity section under the heading "Taxes" in Item 7 of our December 31, 2021 report on Form 10-K.
The decrease in operating cash flows was partially offset by:
•An increase in net premium receipts of $144.3 million primarily driven by our Specialty P&C segment, partially offset by a decrease in our Lloyd's Syndicates segment. The increase in our Specialty P&C segment was due to additional premiums from our acquisition of NORCAL and the beneficial impacts of our re-underwriting efforts and focus on rate adequacy. The decrease in premium receipts in our Lloyd's Syndicates segment reflected our ceased participation in Syndicate 6131 for the 2022 underwriting year and the impact of our decreased participation in the results of Syndicates 1729 and 6131 for the 2021 underwriting year.
•An increase in cash received from investment income of $28.7 million driven by an increase in distributed earnings and redemptions from our portfolio of investments in LPs/LLCs. The increase in the current period also reflected an increase in our investment balances due to the acquisition of NORCAL.
The remaining variance in operating cash flows for the six months ended June 30, 2022 as compared to the same period of 2021 was composed of individually insignificant components.
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

Taxes
We are subject to the tax laws and regulations of the U.S., Cayman Islands and U.K. We file a consolidated U.S. federal income tax return that includes the parent company and its U.S. subsidiaries, except for ProAssurance American Mutual, A Risk Retention Group. Our filing obligations include a requirement to make quarterly payments of estimated taxes to the IRS using the corporate tax rate effective for the tax year. During the second quarter of 2022, we made a nominal safe harbor quarterly estimated tax payment and also made an income tax extension payment of $1.1 million for the 2021 tax year; we did not make any quarterly estimated tax payments or income tax extension payments during the three and six months ended June 30, 2021 as we expected NOL carryforwards to offset any income taxes due.
As a result of the CARES Act that was signed into law on March 27, 2020 we were permitted to carryback NOLs generated in tax years 2019 and 2020 for up to five years. See further discussion in the Critical Accounting Estimate section under the heading "U.S. Tax Legislation" and Note 7 of the Notes to Consolidated Financial Statements in our December 31, 2021 report on Form 10-K. We generated an NOL of approximately $33.3 million from the 2020 tax year that was carried back to the 2015 tax year that resulted in a claim for a refund of approximately $11.7 million, which we currently anticipate to receive by December 31, 2022.
As a result of our acquisition of NORCAL, we recorded $46.8 million of net deferred tax assets reflecting the remeasurement of NORCAL's historical net deferred tax assets at the acquisition date of May 5, 2021. The net deferred tax assets acquired from NORCAL were subject to recalculation following application of all purchase accounting adjustments and our assessment of the realizability of NORCAL's deferred tax assets. As a result of the NORCAL acquisition, we have U.S. federal NOL carryforwards, which were approximately $43.0 million as of June 30, 2022. These NOL carryforwards are subject to limitation by Internal Revenue Code Section 382 and will begin to expire in 2035. For additional information on the NORCAL acquisition see Note 2 and Note 7 of the Notes to Consolidated Financial Statements in our December 31, 2021 report on Form 10-K.

Investing Activities and Related Cash Flows
Our investments at June 30, 2022 and December 31, 2021 are comprised as follows:

	June 30, 2022		December 31, 2021
($ in thousands)	Carrying Value	% of Total Investment	Carrying Value	% of Total Investment
Fixed maturities, available-for-sale
U.S. Treasury obligations	$221,744	5%	$238,507	5%
U.S. Government-sponsored enterprise obligations	17,633	1%	20,234	1%
State and municipal bonds	473,168	10%	519,196	11%
Corporate debt	1,790,008	39%	1,898,556	39%
Residential mortgage-backed securities	385,225	9%	453,941	9%
Commercial mortgage-backed securities	220,427	5%	245,624	5%
Other asset-backed securities	423,610	9%	457,664	9%
Total fixed maturities, available-for-sale	3,531,815	78%	3,833,722	79%
Fixed maturities, trading	45,274	1%	43,670	1%
Total fixed maturities	3,577,089	79%	3,877,392	80%

Equity investments(1)	147,612	3%	214,807	4%
Short-term investments	326,050	7%	216,987	4%
BOLI	80,818	2%	81,767	2%
Investment in unconsolidated subsidiaries	321,912	7%	335,576	7%
Other investments	95,496	2%	101,794	3%
Total investments	$4,548,977	100%	$4,828,323	100%
(1) Includes $116.4 million and $187.1 million of investment grade bond funds as of June 30, 2022 and December 31, 2021, respectively, which are not subject to significant equity price risk.
At June 30, 2022, 99% of our investments in available-for-sale fixed maturity securities were rated and the average rating was A+. The distribution of our investments in available-for-sale fixed maturity securities by rating were as follows:

	June 30, 2022		December 31, 2021
($ in thousands)	Carrying Value	% of Total Investment	Carrying Value	% of Total Investment
Rating*
AAA	$1,003,906	28%	$1,129,136	29%
AA+	123,992	4%	130,077	3%
AA	228,063	6%	254,570	7%
AA-	190,500	5%	194,661	5%
A+	223,186	6%	221,473	6%
A	477,788	14%	521,598	14%
A-	340,456	10%	364,147	9%
BBB+	291,713	8%	292,984	8%
BBB	251,287	7%	300,650	8%
BBB-	147,935	4%	127,982	3%
Below investment grade	244,521	7%	296,444	8%
Not rated	8,468	1%	—	—%
Total	$3,531,815	100%	$3,833,722	100%
*Average of three NRSRO sources, presented as an S&P equivalent. Source: S&P, Copyright ©2022, S&P Global Market Intelligence

A detailed listing of our investment holdings as of June 30, 2022 is located under the Financial Information heading on the Investor Relations page of our website which can be reached directly at https://investor.proassurance.com/financial-information/quarterly-investment-supplements/default.aspx or through links from the Investor Relations section of our website, investor.proassurance.com.
We manage our investments to ensure that we will have sufficient liquidity to meet our obligations, taking into consideration the timing of cash flows from our investments, including interest payments, dividends and principal payments, as well as the expected cash flows to be generated by our operations. In addition to the interest and dividends we will receive from our investments, we anticipate that between $100 million and $120 million of our portfolio will mature (or be paid down) each quarter over the next twelve months and become available, if needed, to meet our cash flow requirements. The primary outflow of cash at our insurance subsidiaries is related to paid losses and operating costs, including income taxes. The payment of individual claims cannot be predicted with certainty; therefore, we rely upon the history of paid claims in estimating the timing of future claims payments with consideration to current and anticipated industry trends and macroeconomic conditions. To the extent that we may have an unanticipated shortfall in cash, we may either liquidate securities or borrow funds under existing borrowing arrangements through our Revolving Credit Agreement and the FHLB system. Permitted borrowings under our Revolving Credit Agreement are $250 million with the possibility of an additional $50 million accordion feature, if successfully subscribed. Given the duration of our investments, we do not foresee a shortfall that would require us to meet operating cash needs through additional borrowings. Additional information regarding our Revolving Credit Agreement is detailed in Note 7 of the Notes to Condensed Consolidated Financial Statements.
At June 30, 2022, our FAL was comprised of fixed maturity securities with a fair value of $30.0 million and cash and cash equivalents of $0.3 million deposited with Lloyd's. See further discussion in Note 3 of the Notes to Condensed Consolidated Financial Statements. During the second quarter of 2022, we received a return of approximately $5.5 million of cash from our FAL balances given Syndicate 6131 ceased underwriting on a quota share basis with Syndicate 1729 beginning with the 2022 underwriting year as well as the settlement of our participation in the results of Syndicate 1729 and Syndicate 6131 for the 2019 underwriting year.
Our investment portfolio continues to be primarily composed of high quality fixed income securities with approximately 92% of our fixed maturities being investment grade securities as determined by national rating agencies. The weighted average effective duration of our fixed maturity securities at June 30, 2022 was 3.74 years; the weighted average effective duration of our fixed maturity securities combined with our short-term securities was 3.42 years.
The carrying value and unfunded commitments for certain of our investments were as follows:

	Carrying Value		June 30, 2022
($ in thousands, except expected funding period)	June 30, 2022	December 31, 2021	Unfunded Commitment	Expected funding period in years
Qualified affordable housing project tax credit partnerships (1)	$7,207	$12,424	$287	5
All other investments, primarily investment fund LPs/LLCs	314,705	323,152	148,451	5
Total	$321,912	$335,576	$148,738
(1) The carrying value reflects our total commitments (both funded and unfunded) to the partnerships, less any amortization, since our initial investment. We fund these investments based on funding schedules maintained by the partnerships.

Investment fund LPs/LLCs are by nature less liquid and may involve more risk than other investments. We manage our risk through diversification of asset class and geographic location. At June 30, 2022, we had investments in 35 separate investment funds with a total carrying value of $314.7 million which represented approximately 7% of our total investments. Our investment fund LPs/LLCs generate earnings from trading portfolios, secured debt, debt securities, multi-strategy funds and private equity investments, and the performance of these LPs/LLCs is affected by the volatility of equity and credit markets. For our investments in LPs/LLCs, we record our allocable portion of the partnership operating income or loss as the results of the LPs/LLCs become available, typically following the end of a reporting period.
Treasury Shares
In July 2022, we repurchased approximately 139,000 common shares at a cost of approximately $3.2 million, conducted through a 10b5-1 stock repurchase plan. As of August 3, 2022, our remaining Board authorization was approximately $106.4 million.

Debt
At June 30, 2022 our debt included $250 million of outstanding unsecured senior notes. The notes bear interest at 5.3% annually and are due in November 2023 although they may be redeemed in whole or part prior to maturity. There are no financial covenants associated with these notes.
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
We have a Revolving Credit Agreement, which expires in November 2024, that may be used for general corporate purposes, including, but not limited to, short-term working capital, share repurchases as authorized by the Board and support for other activities. Our Revolving Credit Agreement permits borrowings of up to $250 million as well as the possibility of a $50 million accordion feature, if successfully subscribed. At June 30, 2022, there were no outstanding borrowings on our Revolving Credit Agreement; we are in compliance with the financial covenants of the Revolving Credit Agreement.
Additional information regarding our debt is provided in Note 7 of the Notes to Condensed Consolidated Financial Statements.
We utilized an interest rate cap agreement with a notional amount of $35 million to manage our exposure to increases in LIBOR. Per the interest rate cap agreement, we were entitled to receive cash payments if and when the three-month LIBOR exceeds 2.35%. In April 2022, we terminated our interest rate cap agreement that was previously utilized to manage our exposure to increases in LIBOR on Mortgage Loans that were fully repaid in 2021. As a result of the termination, we received $2.1 million in proceeds during the second quarter of 2022. See Note 2 of the Notes to Consolidated Financial Statements of our December 31, 2021 report on Form 10-K for additional information on our interest rate cap agreement.
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

Results of Operations – Three and Six Months Ended June 30, 2022 Compared to Three and Six Months Ended June 30, 2021
Selected consolidated financial data for each period is summarized in the table below.

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands, except per share data)	2022	2021	Change		2022	2021	Change
Revenues:
Net premiums written	$210,151	$188,214	$21,937		$521,066	$390,484	$130,582
Net premiums earned	$247,271	$238,993	$8,278		$512,982	$426,351	$86,631
Net investment result	27,124	29,344	(2,220)		55,186	51,149	4,037
Net investment gains (losses)	(23,884)	10,833	(34,717)		(37,390)	19,682	(57,072)
Other income	5,314	2,458	2,856		8,119	4,462	3,657
Total revenues	255,825	281,628	(25,803)		538,897	501,644	37,253

Expenses:
Net losses and loss adjustment expenses	177,670	181,852	(4,182)		387,093	331,636	55,457
Underwriting, policy acquisition and operating expenses	77,333	77,188	145		149,109	133,638	15,471
SPC U.S. federal income tax expense	349	504	(155)		991	860	131
SPC dividend expense (income)	(854)	2,864	(3,718)		1,513	4,606	(3,093)
Interest expense	4,919	5,176	(257)		9,360	8,389	971
Total expenses	259,417	267,584	(8,167)		548,066	479,129	68,937
Gain on bargain purchase	—	74,408	(74,408)		—	74,408	(74,408)
Income (loss) before income taxes	(3,592)	88,452	(92,044)		(9,169)	96,923	(106,092)
Income tax expense (benefit)	(1,933)	(3,598)	1,665		(3,950)	(2,862)	(1,088)
Net income (loss)	$(1,659)	$92,050	$(93,709)		$(5,219)	$99,785	$(105,004)
Non-GAAP operating income (loss)	$16,328	$26,602	$(10,274)		$24,008	$28,688	$(4,680)
Earnings (loss) per share:
Basic	$(0.03)	$1.71	$(1.74)		$(0.10)	$1.85	$(1.95)
Diluted	$(0.03)	$1.70	$(1.73)		$(0.10)	$1.85	$(1.95)
Non-GAAP operating income (loss) per share:
Basic	$0.30	$0.49	$(0.19)		$0.44	$0.53	$(0.09)
Diluted	$0.30	$0.49	$(0.19)		$0.44	$0.53	$(0.09)
Net loss ratio	71.9%	76.1%	(4.2	pts)	75.5%	77.8%	(2.3	pts)
Underwriting expense ratio	31.3%	32.3%	(1.0	pts)	29.1%	31.3%	(2.2	pts)
Combined ratio	103.2%	108.4%	(5.2	pts)	104.6%	109.1%	(4.5	pts)
Operating ratio	94.3%	101.1%	(6.8	pts)	96.3%	101.5%	(5.2	pts)
Effective tax rate	53.8%	(4.1%)	57.9	pts	43.1%	(3.0%)	46.1	pts
Return on equity*	(0.4%)	9.0%	(9.4	pts)	(0.7%)	5.0%	(5.7	pts)
Non-GAAP operating return on equity*	5.3%	8.0%	(2.7	pts)	3.7%	4.3%	(0.6	pts)

*Annualized. See further discussion on this calculation in the Executive Summary of Operations section under the heading "Non-GAAP Operating ROE."
In all tables that follow, the abbreviation "nm" indicates that the information or the percentage change is not meaningful.

Executive Summary of Operations
The following sections provide an overview of our consolidated and segment results of operations for the three and six months ended June 30, 2022 as compared to the three and six months ended June 30, 2021. See the Segment Results sections that follow for additional information regarding each segment's results.
Revenues
The following table shows our consolidated and segment net premiums earned:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2022	2021	Change		2022	2021	Change
Net premiums earned
Specialty P&C	$183,547	$168,635	$14,912	8.8%	$381,514	$284,249	$97,265	34.2%
Workers' Compensation Insurance	41,709	40,626	1,083	2.7%	82,393	80,636	1,757	2.2%
Segregated Portfolio Cell Reinsurance	16,222	16,272	(50)	(0.3%)	35,536	32,156	3,380	10.5%
Lloyd's Syndicates	5,793	13,460	(7,667)	(57.0%)	13,539	29,310	(15,771)	(53.8%)
Consolidated total	$247,271	$238,993	$8,278	3.5%	$512,982	$426,351	$86,631	20.3%
For the three and six months ended June 30, 2022, consolidated net premiums earned included earned premium from our acquisition of NORCAL of approximately $71.0 million and $151.9 million, respectively, as compared to $48.5 million during both the three and six months ended June 30, 2021. Excluding NORCAL premiums, our consolidated net premiums earned decreased for the three and six months ended June 30, 2022 by $14.3 million and $16.8 million, respectively, as compared to the same respective periods of 2021 driven by a decrease in net premiums earned in our Lloyd's Syndicates and Specialty P&C segments, partially offset by an increase in net premiums earned in our Workers' Compensation Insurance segment. The decrease in our Lloyd's Syndicates segment for the three and six months ended June 30, 2022 was due to our decreased participation in the results of Syndicate 1729 and Syndicate 6131 for the 2021 underwriting year and, to a lesser extent, our ceased participation in Syndicate 6131 for the 2022 underwriting year. In the second quarter of 2021, we wrote a tail policy which resulted in $7.8 million of one-time premium written and fully earned at that time. The non-recurrence of this one-time transaction was the largest impact to the decline in earned premium for our legacy Specialty P&C business. The decrease in net premiums earned in our Specialty P&C segment also reflected the effect of an adjustment made during the second quarter of 2022 to ceded premiums owed under reinsurance agreements related to prior accident year losses; no such adjustments were made during the same respective period of 2021. For our Workers' Compensation Insurance segment, the increase in net premiums earned during the 2022 three- and six-month periods reflected an increase in audit premiums billed to policyholders and, for the 2022 six-month period, the prior year effect of a $1.2 million reduction in our EBUB estimate during the first quarter of 2021. Net premiums earned in our Segregated Portfolio Cell Reinsurance segment remained relatively unchanged for the 2022 three-month period and increased for the 2022 six-month period driven by tail coverage premiums primarily related to one program in which we do not participate, which resulted in $3.0 million of one-time premium written and fully earned during the first quarter of 2022.
The following table shows our consolidated net investment result:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2022	2021	Change		2022	2021	Change
Net investment income	$21,944	$17,417	$4,527	26.0%	$42,387	$32,434	$9,953	30.7%
Equity in earnings (loss) of unconsolidated subsidiaries*	5,180	11,927	(6,747)	(56.6%)	12,799	18,715	(5,916)	(31.6%)
Net investment result	$27,124	$29,344	$(2,220)	(7.6%)	$55,186	$51,149	$4,037	7.9%
*Equity in earnings (loss) of unconsolidated subsidiaries includes our share of the operating results of interests we hold in certain LPs/LLCs as well as operating losses associated with our tax credit partnership investments, which are designed to generate returns in the form of tax credits and tax-deductible project operating losses.

The increase in our consolidated net investment income for the three and six months ended June 30, 2022 as compared to the same respective periods of 2021 was driven by the addition of NORCAL's investment portfolio and also reflected higher average book yields as we continue to reinvest at higher rates as our portfolio matures. Furthermore, the increase in net investment income during the 2022 three- and six-month periods reflected the prior year impact of capital planning in anticipation of closing the NORCAL acquisition. Equity in earnings of unconsolidated subsidiaries decreased for the three and six months ended June 30, 2022 as compared to the same respective periods of 2021 driven by lower reported earnings from a few LP investments, which are primarily reported to us on a one-quarter lag and reflected market volatility during the first quarter of 2022, partially offset by lower amortization of tax credit partnership operating losses.
The following table shows our consolidated other income:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2022	2021	Change		2022	2021	Change
Other income	$5,314	$2,458	$2,856	116.2%	$8,119	$4,462	$3,657	82.0%
The increase in consolidated other income for the 2022 three- and six-month periods was driven by the effect of foreign currency exchange rate changes of $2.7 million and $3.1 million, respectively, in our Corporate segment related to foreign currency denominated loss reserves associated with premium assumed from an international medical professional liability insured in our Specialty P&C segment. We mitigate foreign exchange exposure by generally matching the currency and duration of associated investments to the corresponding loss reserves. In accordance with GAAP, the impact on the market value of available for sale fixed maturities due to changes in foreign currency exchange rates is reflected as part of OCI. Conversely, the impact of changes in foreign currency exchange rates on loss reserves is reflected through net income as a component of other income. The effect of exchange rate changes on foreign currency denominated loss reserves are reported in our Corporate segment to be consistent with the reporting of the foreign currency denominated invested assets and associated investment income.
Expenses
The following table shows our consolidated and segment net loss ratios and net prior accident year reserve development.

	Three Months Ended June 30				Six Months Ended June 30
($ in millions)	2022	2021	Change		2022	2021	Change
Current accident year net loss ratio
Consolidated ratio	79.5%	81.9%	(2.4	pts)	80.2%	82.2%	(2.0	pts)
Specialty P&C	84.1%	89.4%	(5.3	pts)	85.0%	89.6%	(4.6	pts)
Workers' Compensation Insurance	71.8%	73.0%	(1.2	pts)	71.8%	72.0%	(0.2	pts)
Segregated Portfolio Cell Reinsurance	70.7%	62.9%	7.8	pts	67.3%	65.8%	1.5	pts
Lloyd's Syndicates	14.1%	37.2%	(23.1	pts)	29.9%	56.1%	(26.2	pts)
Calendar year net loss ratio
Consolidated ratio	71.9%	76.1%	(4.2	pts)	75.5%	77.8%	(2.3	pts)
Specialty P&C	74.6%	83.1%	(8.5	pts)	79.4%	84.9%	(5.5	pts)
Workers' Compensation Insurance	67.0%	68.3%	(1.3	pts)	66.9%	66.9%	—	pts
Segregated Portfolio Cell Reinsurance	57.2%	51.9%	5.3	pts	58.4%	55.6%	2.8	pts
Lloyd's Syndicates	59.5%	40.4%	19.1	pts	60.7%	62.8%	(2.1	pts)
Favorable (unfavorable) reserve development, prior accident years
Consolidated	$19.0	$13.8	$5.2		$24.3	$18.6	$5.7
Specialty P&C	$17.4	$10.5	$6.9		$21.3	$13.2	$8.1
Workers' Compensation Insurance	$2.0	$1.9	$0.1		$4.0	$4.1	$(0.1)
Segregated Portfolio Cell Reinsurance	$2.2	$1.8	$0.4		$3.2	$3.3	$(0.1)
Lloyd's Syndicates	$(2.6)	$(0.4)	$(2.2)		$(4.2)	$(2.0)	$(2.2)

The primary drivers of the change in our consolidated current accident year net loss ratio for the three and six months ended June 30, 2022 as compared to the same respective periods of 2021 were as follows:

Increase (Decrease) 2022 versus 2021
(In percentage points)	Comparative three-month periods	Comparative six-month periods
Estimated ratio increase (decrease) attributable to:
NORCAL Operations	(1.6 pts)	0.2 pts
NORCAL Acquisition - Purchase Accounting Amortization	(0.2 pts)	(0.5 pts)
Change in Estimate of ULAE	(2.6 pts)	(2.6 pts)
Custom Physician Tail Policy	0.6 pts	0.3 pts
Ceded Premium Adjustments, Prior Accident Years	1.0 pts	0.5 pts
SPCs Estimated Aggregate Reinsurance	0.5 pts	0.4 pts
All other, net	(0.1 pts)	(0.3 pts)
Decrease in the consolidated current accident year net loss ratio	(2.4 pts)	(2.0 pts)
•Excluding the impact of the items specifically identified in the table above, our consolidated current accident year net loss ratios for the three and six months ended June 30, 2022 decreased 0.1 and 0.3 percentage points, respectively, as compared to the same respective periods of 2021 driven by our Specialty P&C, Lloyd's Syndicates and Workers' Compensation Insurance segments. The improvement in the current accident year net loss ratios in our Specialty P&C segment for the three and six months ended June 30, 2022 was driven by a decrease to certain expected loss ratios in our Standard Physician line of business primarily reflecting the improvement in pricing and terms that we have obtained in our estimate of expected losses, which we began recognizing in the second half of 2021, somewhat offset by changes in the mix of business. For our Lloyd's Syndicates segment, the lower current accident year net loss ratios for the 2022 three- and six-month periods were driven by decreases to certain loss estimates during the first quarter of 2022, partially offset by lower reinsurance recoveries as a proportion of gross losses as compared to the prior year periods. The improvement in the current accident year net loss ratios in our Workers' Compensation Insurance segment for the three and six months ended June 30, 2022 primarily reflected an improvement in loss frequency and severity trends, partially offset by the continuation of intense price competition and the resulting renewal rate decreases.
•As shown in the previous table, initial loss ratios associated with NORCAL policies are higher than the average for the other books of business in our Specialty P&C segment; however, we reduced certain expected NORCAL loss ratios during the fourth quarter of 2021 due to favorable frequency trends which resulted in a 1.6 percentage point decrease in our consolidated current accident year net loss ratio for the three months ended June 30, 2022 as compared to the prior year quarter. For the six months ended June 30, 2022, the impact of NORCAL's higher initial loss ratios also resulted in a 0.2 percentage point increase in our consolidated current accident year net loss ratio as compared to the same respective prior year period due to a higher volume of NORCAL premium in the current year. Also as a result of our acquisition of NORCAL, our consolidated current accident year net loss ratios were impacted by the amortization of the negative VOBA associated with NORCAL's assumed unearned premium which is recorded as a reduction to current accident year net losses and accounted for a 0.2 and 0.5 percentage point decrease, respectively, in our current period ratios as compared to the prior year. As of June 30, 2022, the negative VOBA associated with NORCAL's assumed unearned premium has been fully amortized.
•Beginning in 2022, we revised our process of estimating ULAE in our Specialty P&C segment as a result of substantially integrating NORCAL into our operations, which accounted for a 2.6 percentage point decrease in our consolidated current accident year net loss ratios for the three and six months ended June 30, 2022 with an offsetting 2.6 percentage point increase in our consolidated expense ratios for the same current periods with no impact to our consolidated combined ratios, total expenses or net income. See additional information on this change in ULAE estimate in the Segment Results - Specialty Property and Casualty section that follows.
•Our consolidated current accident year net loss ratios for the 2021 three- and six-month periods were also impacted by a large Custom Physician tail policy written and fully earned in our Specialty P&C segment during the second quarter of 2021 ($7.8 million of net premiums earned with a lower loss ratio than the Specialty P&C segment's average initial loss ratio), which accounted for a decrease of 0.6 and 0.3 percentage points, respectively, to the prior year ratios.

•During the 2022 three- and six-month periods, we increased our estimates of premiums owed under swing rated reinsurance agreements related to prior accident years in our Specialty P&C segment which decreased net premium earned (the denominator of the current accident year net loss ratio) and accounted for a 1.0 and 0.5 percentage point increase, respectively, in our consolidated current period ratios. No such adjustments were made during the 2021 three- and six-month periods. See the Segment Results - Specialty Property and Casualty section that follows under the heading "Ceded Premiums Written" for additional information.
•Furthermore, our consolidated current accident year net loss ratios for the 2022 three- and six-month periods reflected the effects of a decrease in our estimate of aggregate reinsurance under the workers' compensation programs in our Segregated Portfolio Cell Reinsurance segment, which accounted for an increase of 0.5 and 0.4 percentage points, respectively, in the current period ratios as compared to the prior year periods. The decrease in the estimated aggregate reinsurance reflected an improvement in expected ultimate program year losses in certain programs.
In both the 2022 and 2021 three- and six-month periods, our consolidated calendar year net loss ratios were lower than our consolidated current accident year net loss ratios due to the recognition of net favorable prior year reserve development, as shown in the previous table. The following table shows our consolidated current net prior accident year reserve development:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2022	2021	Change		2022	2021	Change
Net favorable reserve development	$16,074	$11,658	$4,416	37.9%	$18,505	$16,507	$1,998	12.1%
NORCAL Acquisition - Purchase Accounting Amortization*	2,900	2,109	791	37.5%	5,799	2,109	3,690	175.0%
Total net favorable reserve development	$18,974	$13,767	$5,207	37.8%	$24,304	$18,616	$5,688	30.6%
*See Note 2 of the Notes to Consolidated Financial Statements in our December 31, 2021 report on Form 10-K for additional information on the remaining expected amortization of the NORCAL acquisition purchase accounting adjustments.

•We reduced our prior accident year IBNR reserve for COVID-19 by $3.0 million during the second quarter of 2022 as early first notices of potential claims related to anticipated COVID losses have not turned into claims. See additional discussion on the COVID-19 IBNR reserve in our Critical Accounting Estimates section under the heading "Reserve for Losses and Loss Adjustment Expenses" in our December 31, 2021 report on Form 10-K.
•Development recognized in our Specialty P&C segment during the 2022 three- and six-month periods principally related to accident years 2018 through 2021. We have not recognized any development related to NORCAL's prior accident year reserves since the date of acquisition on May 5, 2021.
•For our Workers' Compensation Insurance and Segregated Portfolio Cell Reinsurance segments, the net favorable development recognized during the three and six months ended June 30, 2022 reflected overall favorable trends in claim closing patterns.
•We recognized $2.6 million and $4.2 million of unfavorable prior year development in our Lloyd's Syndicates segment during the three and six months ended June 30, 2022, respectively, driven by higher than expected losses and development on certain large claims, primarily catastrophe related losses.

Our consolidated and segment underwriting expense ratios were as follows:

	Three Months Ended June 30				Six Months Ended June 30
	2022	2021	Change		2022	2021	Change
Underwriting Expense Ratio
Consolidated (1)	31.3%	32.3%	(1.0	pts)	29.1%	31.3%	(2.2	pts)
Specialty P&C	26.2%	17.1%	9.1	pts	23.8%	19.4%	4.4	pts
Workers' Compensation Insurance	32.8%	31.3%	1.5	pts	32.4%	31.0%	1.4	pts
Segregated Portfolio Cell Reinsurance	32.3%	32.5%	(0.2	pts)	27.0%	32.1%	(5.1	pts)
Lloyd's Syndicates	26.0%	35.1%	(9.1	pts)	31.2%	38.6%	(7.4	pts)
Corporate (2)	3.6%	2.5%	1.1	pts	3.5%	2.9%	0.6	pts
(1) Consolidated underwriting expenses include transaction-related costs associated with our acquisition of NORCAL that are not included in a segment as we do not consider these costs in assessing the financial performance of any of our operating or reportable segments. See Note 11 of the Notes to Condensed Consolidated Financial Statements for a reconciliation of our segment results to our consolidated results.

(2) There are no net premiums earned associated with the Corporate segment. Ratios shown are the contribution of the Corporate segment to the consolidated ratio (Corporate operating expenses divided by consolidated net premiums earned).

The change in our consolidated underwriting expense ratio for the 2022 three- and six-month periods as compared to the same respective periods of 2021 was primarily attributable to the following:

Increase (Decrease) 2022 versus 2021
(In percentage points)	Comparative three-month period	Comparative six-month period
Estimated ratio increase (decrease) attributable to:
Change in Net Premiums Earned and DPAC amortization(1)	(0.1 pts)	(0.5 pts)
NORCAL DPAC Amortization - Prior Period Purchase Accounting Impact	2.6 pts	1.5 pts
Change in Estimate of ULAE	2.6 pts	2.6 pts
Tail Premium(2)	1.1 pts	0.3 pts
Transaction-related Costs(3)	(8.2 pts)	(4.6 pts)
All other, net	1.0 pts	(1.5 pts)
Decrease in the underwriting expense ratio	(1.0 pts)	(2.2 pts)
(1) Excludes tail premium.
(2) Represents the effect of the change in premium earned from tail policies as there is typically minimal deferred acquisition costs associated with tail premium (see further discussion in the Segment Results - Specialty Property and Casualty and Segregated Portfolio Cell Reinsurance sections that follow).

(3) Represents transaction-related costs associated with our acquisition of NORCAL of $0.7 million and $1.9 million for the three and six months ended June 30, 2022, respectively, as compared to $20.3 million and $21.2 million for the same respective periods of 2021. While these costs are included in our consolidated results, they are not allocated to an individual segment as we do not consider these costs in assessing the financial performance of any of our operating or reportable segments. See Note 11 of the Notes to Condensed Consolidated Financial Statements for a reconciliation of our segment results to our consolidated results.

•Excluding the impact of the items specifically identified in the table above, our consolidated underwriting expense ratio for the three and six months ended June 30, 2022 increased by 1.0 percentage points and decreased by 1.5 percentage points, respectively, as compared to the same respective prior year periods. The increase in our consolidated underwriting expense ratio for the 2022 three-month period was primarily driven by an increase in operating expenses due to higher professional fees and higher amounts accrued for performance-related incentive plans due to our improved combined ratio and other performance metrics in our Specialty P&C segment. Furthermore, our consolidated underwriting expense ratio for the 2022 three-month period reflected an increase in compensation-related costs, business-related travel and marketing in our Workers' Compensation Insurance segment. The decrease in our consolidated underwriting expense ratio for the 2022 six-month period was driven by lower operating expenses due to the benefits from prior organizational restructurings and proactive expense management as well as expense synergies recognized from the NORCAL acquisition in our Specialty P&C segment. The decrease in the 2022 six-month period ratio also reflected the change in our allowance for expected credit losses in our Segregated Portfolio Cell Reinsurance segment related to the collection of customer accounts that were previously written off.

•As shown in the previous table, our consolidated underwriting expense ratios for both the 2022 three- and six-month periods are higher as compared to the same respective periods of 2021 reflecting the impact of lower DPAC amortization than would have otherwise been recognized associated with NORCAL policies during each of the 2021 three- and six-month periods due to the application of GAAP purchase accounting rules in 2021. Under these purchase accounting rules, the capitalized policy acquisition costs for NORCAL policies written prior to the acquisition date were written off through purchase accounting on May 5, 2021 rather than being expensed pro rata over the remaining term of the associated policies (see Note 2 of the Notes to Consolidated Financial Statements in our December 31, 2021 report on Form 10-K for more information). DPAC amortization in our Specialty P&C segment for the 2022 three-month period included a more normalized level of amortization associated with NORCAL policies whereas the 2022 six-month period was approximately $1.0 million lower than would have otherwise been recognized. Normalizing the prior year amortization would have increased our consolidated underwriting expense ratios for the 2021 three- and six-month periods by 2.6 and 1.5 percentage points, respectively.
•As shown in the previous table, the consolidated underwriting expense ratios for the three and six months ended June 30, 2022 reflected a revision to our process of estimating ULAE which resulted in approximately $6.3 million and $13.6 million, respectively, of expenses remaining in operating expenses instead of being allocated to net losses and loss adjustment expenses. As a result, this change in ULAE estimate had offsetting impacts to our consolidated loss and expense ratios during the same periods with no impact to our consolidated combined ratio, total expenses or net income. See additional discussion on this change in ULAE estimate in the Segment Results - Specialty Property and Casualty section that follows.
Gain on Bargain Purchase
As a result of the NORCAL acquisition, we recognized a gain on bargain purchase of $74.4 million during the second quarter of 2021 representing the excess of the fair value of the identifiable assets acquired and liabilities assumed over the purchase consideration. We do not consider this gain in assessing the financial performance of any of our operating or reportable segments and therefore, we excluded it from the Segment Results sections that follow. See further discussion around the gain on bargain purchase recognized from the NORCAL acquisition in Note 2 of the Notes to Consolidated Financial Statements included in our December 31, 2021 report on Form 10-K.
Taxes
Our provision for income taxes and effective tax rates for the six months ended June 30, 2022 and 2021 were as follows:

($ in thousands)	Six Months Ended June 30
	2022	2021	Change
Income (loss) before income taxes	$(9,169)	$96,923	$(106,092)	(109.5%)
Less: Income tax expense (benefit)	(3,950)	(2,862)	(1,088)	(38.0%)
Net income (loss)	$(5,219)	$99,785	$(105,004)	(105.2%)
Effective tax rate	43.1%	(3.0%)	46.1 pts
We recognized an income tax benefit of $3.9 million and $2.9 million during the six months ended June 30, 2022 and 2021, respectively; however, the comparability of our effective tax rates is impacted by the consolidated pre-tax loss recognized during the 2022 six-month period as compared to consolidated pre-tax income recognized in the 2021 six-month period.
Our effective tax rates for both the 2022 and 2021 six-month periods were different from the statutory federal income tax rate of 21% due to the benefit recognized from the tax credits transferred to us from our tax credit partnership investments. Additionally, our effective tax rate for the 2021 six-month period was different from the statutory federal income tax rate of 21% due to the non-taxable $74.4 million gain on bargain purchase related to the NORCAL acquisition, as previously discussed. See further discussion of other notable items impacting our effective tax rate in the Segment Operating Results - Corporate section that follows under the heading "Taxes."

Operating Ratio
Our operating ratio is our combined ratio, less our investment income ratio. This ratio provides the combined effect of underwriting profitability and investment income. Our operating ratio for the three and six months ended June 30, 2022 and 2021 was as follows:

	Three Months Ended June 30				Six Months Ended June 30
	2022	2021	Change		2022	2021	Change
Combined ratio	103.2%	108.4%	(5.2	pts)	104.6%	109.1%	(4.5	pts)
Less: investment income ratio	8.9%	7.3%	1.6	pts	8.3%	7.6%	0.7	pts
Operating ratio	94.3%	101.1%	(6.8	pts)	96.3%	101.5%	(5.2	pts)

Combined ratio, excluding transaction-related costs*	102.9%	99.9%	3.0	pts	104.3%	104.2%	0.1	pts
*Our consolidated combined ratios for the 2022 three- and six-month periods includes $0.7 million and $1.9 million, respectively, of transaction-related costs included in consolidated operating expenses associated with our acquisition of NORCAL as compared to $20.3 million and $21.2 million for the same respective periods of 2021. Given these costs do not reflect normal operating expenses, we have excluded their impact from our calculation of the consolidated combined ratio. See previous discussion under the heading "Expenses."

The primary drivers of the change in our operating ratios were as follows:

Increase (Decrease) 2022 versus 2021
(In percentage points)	Comparative three-month periods	Comparative six-month periods
Estimated ratio increase (decrease) attributable to:
NORCAL Acquisition - Purchase Accounting Amortization	(0.5 pts)	(1.2 pts)
Investment Results	(1.6 pts)	(0.7 pts)
Transaction-related Costs	(8.2 pts)	(4.6 pts)
NORCAL DPAC Amortization - Prior Period Purchase Accounting Impact	2.6 pts	1.5 pts
All other, net	0.9 pts	(0.2 pts)
Decrease in the operating ratio	(6.8 pts)	(5.2 pts)
Excluding the impact of the items specifically identified in the table above, our operating ratio for the 2022 three-month period increased by 0.9 percentage points and remained essentially unchanged for the 2022 six-month period as compared to the same respective periods of 2021. The increase in our operating ratio for the 2022 three-month period was primarily due to a higher net loss ratio in our Segregated Portfolio Cell Reinsurance segment driven by the change in aggregate reinsurance recoveries, partially offset by an improvement in our net loss ratio in our Specialty P&C segment driven by a decrease to certain loss ratios in our Standard Physician line of business, which we began recognizing in the second half of 2021. See previous discussion in this section under the heading "Expenses" and further discussion in our Segment Operating Results sections that follow.

Non-GAAP Financial Measures
Non-GAAP Operating Income (Loss)
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
The following table is a reconciliation of net income (loss) to Non-GAAP operating income (loss):

	Three Months Ended June 30		Six Months Ended June 30
(In thousands, except per share data)	2022	2021	2022	2021
Net income (loss)	$(1,659)	$92,050	$(5,219)	$99,785
Items excluded in the calculation of Non-GAAP operating income (loss):
Net investment (gains) losses	23,884	(10,833)	37,390	(19,682)
Net investment gains (losses) attributable to SPCs which no profit/loss is retained (1)	(2,198)	1,275	(2,800)	2,065
Transaction-related costs (2)	685	20,282	1,862	21,208
Guaranty fund assessments (recoupments)	113	130	125	133
Gain on bargain purchase (3)	—	(74,408)	—	(74,408)
Pre-tax effect of exclusions	22,484	(63,554)	36,577	(70,684)

Tax effect, at 21% (4)	(4,497)	(1,894)	(7,350)	(413)
After-tax effect of exclusions	17,987	(65,448)	29,227	(71,097)
Non-GAAP operating income (loss)	$16,328	$26,602	$24,008	$28,688
Per diluted common share:
Net income (loss)	$(0.03)	$1.70	$(0.10)	$1.85
Effect of exclusions	0.33	(1.21)	0.54	(1.32)
Non-GAAP operating income (loss) per diluted common share	$0.30	$0.49	$0.44	$0.53
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

(4) The 21% rate is the annual expected statutory tax rate associated with the taxable or tax deductible items listed above. We utilized the discrete effective tax rate method for the three and six months ended June 30, 2022 and 2021. Our statutory tax rate was applied to these items in calculating net income (loss), excluding the 2021 gain on bargain purchase and net realized gains (losses) and related adjustments. Net investment gains (losses) in our Corporate segment are treated as discrete items and are tax effected at the annual expected statutory tax rate (21%) in the period they are included in our consolidated tax provision and net income (loss). The taxes associated with the net investment gains (losses) related to SPCs in our Segregated Portfolio Cell Reinsurance segment are paid by the individual SPCs and are not included in our consolidated tax provision or net income (loss); therefore, both the net investment gains (losses) from our Segregated Portfolio Cell Reinsurance segment and the adjustment to exclude the portion of net investment gains (losses) included in the SPC dividend expense (income) in the table above are not tax effected. The 2021 gain on bargain purchase is non-taxable and therefore had no associated income tax impact.

Non-GAAP Operating ROE
Non-GAAP operating ROE is a financial measure that is calculated as annualized Non-GAAP operating income (loss) for the period divided by the average of beginning and ending total GAAP shareholders’ equity. As previously discussed, in calculating Non-GAAP operating income (loss), we have excluded the effects of certain items that do not reflect normal results. Non-GAAP operating ROE measures the overall after-tax profitability of our insurance operations and shows how efficiently capital is being used; however, it should be considered in conjunction with ROE computed in accordance with GAAP. The following table is a reconciliation of ROE to Non-GAAP operating ROE for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30				Six Months Ended June 30
	2022	2021	Change		2022	2021	Change
ROE(1)	(0.4%)	9.0%	(9.4	pts)	(0.7%)	5.0%	(5.7	pts)
Pre-tax effect of items excluded in the calculation of Non-GAAP operating ROE	7.2%	(0.4%)	7.6	pts	5.5%	(0.6%)	6.1	pts
Tax effect, at 21%(2)	(1.5%)	(0.6%)	(0.9	pts)	(1.1%)	(0.1%)	(1.0	pts)
Non-GAAP operating ROE	5.3%	8.0%	(2.7	pts)	3.7%	4.3%	(0.6	pts)
(1) The $74.4 million gain on bargain purchase recognized during the second quarter of 2021 was excluded in our calculation of ROE for the three and six months ended June 30, 2021 consistent with our treatment of gains on bargain purchases from previous acquisitions. Further, transaction-related costs associated with our acquisition of NORCAL were not annualized in our quarterly calculation of ROE for the three and six months ended June 30, 2022 and 2021 as these costs are considered non-recurring in nature.

(2) The 21% rate is the annual expected statutory tax rate associated with the taxable or tax deductible items. See further discussion in footnote 4 in this section under the heading "Non-GAAP Operating Income."

Non-GAAP operating ROE was impacted by the amortization of purchase accounting adjustments during the 2022 and 2021 three- and six-month periods associated with our acquisition of NORCAL, which increased our Non-GAAP operating ROE by 0.6 and 1.1 percentage points for the 2022 three- and six-month periods, respectively, as compared to the same respective periods of 2021. See Note 2 of the Notes to Consolidated Financial Statements in our December 31, 2021 report on Form 10-K for additional information on the NORCAL acquisition and the related purchase accounting adjustments. Excluding the purchase accounting amortization, Non-GAAP operating ROE for the 2022 three- and six-month periods decreased by 3.3 and 1.7 percentage points, respectively, largely due to a lower amount of prior year DPAC amortization associated with NORCAL policies than would have otherwise been recognized during the 2021 three- and six-month periods due to the application of GAAP purchase accounting rules (see previous discussion under the heading "Expenses"). Furthermore, the decrease in ROE for the 2022 three- and six-month periods reflected a decrease in our investment results from our portfolio of investments in LPs/LLCs and unfavorable prior year development in our Lloyd's Syndicates segment. See previous discussion in this section under the heading "Revenues" and further discussion in our Segment Operating Results sections that follow.

Non-GAAP Adjusted Book Value per Share
Book value per share is calculated as total GAAP shareholders’ equity divided by the total number of common shares outstanding at the balance sheet date. This ratio measures the net worth of the Company to shareholders on a per share basis.
Non-GAAP adjusted book value per share is a Non-GAAP measure widely used within the insurance sector and is calculated as shareholders’ equity, excluding AOCI, divided by the total number of common shares outstanding at the balance sheet date. This Non-GAAP calculation measures the net worth of the Company to shareholders on a per share basis excluding AOCI to eliminate the temporary and potentially significant effects of fluctuations in interest rates on our fixed income portfolio; however, it should be considered in conjunction with book value per share computed in accordance with GAAP. The increase in interest rates during 2022 lead to significant unrealized holding losses on our available-for-sale fixed maturity investments resulting in volatility in AOCI. See Note 8 of the Notes to Condensed Consolidated Financial Statements for additional information.
The following table is a reconciliation of our book value per share to Non-GAAP adjusted book value per share at December 31, 2021 and June 30, 2022:

Book Value Per Share
Book Value Per Share at December 31, 2021	$26.46
Less: AOCI Per Share	0.30
Non-GAAP Adjusted Book Value Per Share at December 31, 2021	26.16
Increase (decrease) to Adjusted Book Value Per Share during the six months ended June 30, 2022 attributable to:
Dividends declared	(0.10)
Net income (loss)	(0.10)
Non-GAAP Adjusted Book Value Per Share at June 30, 2022	$25.96
Add: AOCI Per Share	(4.33)
Book Value Per Share at June 30, 2022	$21.63

Segment Results - Specialty Property & Casualty
Our Specialty P&C segment focuses on professional liability insurance and medical technology liability insurance as discussed in Note 18 of the Notes to Consolidated Financial Statements in our December 31, 2021 report on Form 10-K. On May 5, 2021, we completed our acquisition of NORCAL, an underwriter of healthcare professional liability insurance (Note 2 of the Notes to Consolidated Financial Statements in our December 31, 2021 report on Form 10-K provides additional information regarding this acquisition). Segment results reflected pre-tax underwriting profit or loss from these insurance lines and included the amortization of certain purchase accounting adjustments. Segment results for the three and six months ended June 30, 2022 and 2021 exclude transaction-related costs associated with our acquisition of NORCAL as we do not consider these costs in assessing the financial performance of the segment. Segment results included the following:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2022	2021	Change		2022	2021	Change
Net premiums written	$150,015	$127,434	$22,581	17.7%	$384,853	$248,747	$136,106	54.7%
Net premiums earned	$183,547	$168,635	$14,912	8.8%	$381,514	$284,249	$97,265	34.2%
Other income	1,903	1,471	432	29.4%	2,924	1,939	985	50.8%
Net losses and loss adjustment expenses	(137,002)	(140,214)	3,212	(2.3%)	(302,960)	(241,400)	(61,560)	25.5%
Underwriting, policy acquisition and operating expenses	(48,077)	(28,877)	(19,200)	66.5%	(90,958)	(55,223)	(35,735)	64.7%
Segment results	$371	$1,015	$(644)	(63.4%)	$(9,480)	$(10,435)	$955	9.2%

Net loss ratio	74.6%	83.1%	(8.5 pts)		79.4%	84.9%	(5.5 pts)
Underwriting expense ratio	26.2%	17.1%	9.1 pts		23.8%	19.4%	4.4 pts
Premiums Written
Changes in our premium volume within our Specialty P&C segment are generally driven by three primary factors: (1) the amount of new business written, (2) our retention of existing business and (3) the premium charged for business that is renewed, which is affected by rates charged and by the amount and type of coverage an insured chooses to purchase. In addition, premium volume may periodically be affected by shifts in the timing of renewals between periods. For the three and six months ended June 30, 2022, our premium volume was primarily affected by our acquisition of NORCAL.
The medical professional liability market, which accounts for a majority of the revenues in this segment, remains challenging as physicians continue joining hospitals or larger group practices and, therefore, are no longer purchasing individual or group policies in the standard market. In addition, some competitors have chosen to compete primarily on price. Both factors may impact our ability to write new business and retain existing business. Furthermore, the insurance and reinsurance markets have historically been cyclical, characterized by extended periods of intense price competition and other periods of reduced capacity. The medical professional liability market has been particularly affected by these cycles. Underwriting cycles are driven, among other reasons, by excess capacity available to compete for the business. Changes in the frequency and severity of losses may also affect the cycles of the insurance and reinsurance markets significantly. During “soft markets” where price competition is high and underwriting profits are poor, growth and retention of business become challenging which may result in reduced premium volumes.
Gross, ceded and net premiums written were as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2022	2021	Change		2022	2021	Change
Gross premiums written	$167,760	$142,035	$25,725	18.1%	$425,433	$280,323	$145,110	51.8%
Less: Ceded premiums written	17,745	14,601	3,144	21.5%	40,580	31,576	9,004	28.5%
Net premiums written	$150,015	$127,434	$22,581	17.7%	$384,853	$248,747	$136,106	54.7%

Gross Premiums Written
Gross premiums written by component were as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2022	2021	Change		2022	2021	Change
Professional Liability
HCPL
Standard Physician(1)(12)	$43,689	$49,734	$(6,045)	(12.2%)	$96,342	$102,351	$(6,009)	(5.9%)
NORCAL Standard Physician(2)	39,082	16,340	22,742	139.2%	145,558	16,340	129,218	790.8%
Total Standard Physician	82,771	66,074	16,697	25.3%	241,900	118,691	123,209	103.8%
Specialty
Custom Physician(3)	12,449	6,755	5,694	84.3%	19,856	22,592	(2,736)	(12.1%)
NORCAL Custom Physician(4)	4,399	1,205	3,194	265.1%	16,037	1,205	14,832	1,230.9%
Hospitals and Facilities(5)	10,969	10,410	559	5.4%	25,166	26,751	(1,585)	(5.9%)
NORCAL Hospitals and Facilities(6)	5,401	2,387	3,014	126.3%	8,468	2,387	6,081	254.8%
Senior Care(7)(12)	177	719	(542)	(75.4%)	4,670	5,760	(1,090)	(18.9%)
Reinsurance assumed(8)	8,128	4,090	4,038	98.7%	17,889	14,527	3,362	23.1%
Total Specialty	41,523	25,566	15,957	62.4%	92,086	73,222	18,864	25.8%
Total HCPL	124,294	91,640	32,654	35.6%	333,986	191,913	142,073	74.0%
Small Business Unit(9)	22,982	23,178	(196)	(0.8%)	45,501	45,944	(443)	(1.0%)
Tail Coverages(10)(12)	5,521	13,318	(7,797)	(58.5%)	15,359	21,456	(6,097)	(28.4%)
NORCAL Tail Coverages(10)	3,832	2,450	1,382	56.4%	11,565	2,450	9,115	372.0%
Total Professional Liability	156,629	130,586	26,043	19.9%	406,411	261,763	144,648	55.3%
Medical Technology Liability(11)	10,913	11,194	(281)	(2.5%)	18,613	18,178	435	2.4%
Other	218	255	(37)	(14.5%)	409	382	27	7.1%
Total Gross Premiums Written	$167,760	$142,035	$25,725	18.1%	$425,433	$280,323	$145,110	51.8%
(1) Standard Physician premium, exclusive of NORCAL, decreased for the 2022 three- and six-month periods as compared to the same respective periods of 2021 driven by retention losses and, to a lesser extent, the shifting of certain policies totaling $2.7 million and $4.2 million, respectively, from our Standard Physician line to our Custom Physician line of business. Partially offsetting these factors during the 2022 three- and six-month periods was an increase in renewal pricing and new business written. Renewal pricing increases during the 2022 three- and six-month periods reflect the rising loss cost environment and new business written reflects the competitive market conditions. Retention losses during the 2022 three- and six-month periods generally reflect our underwriting strategy as we emphasize careful risk selection, rate adequacy, improved contract terms and a willingness to walk away from business that does not fit our goal of achieving a long-term underwriting profit. Our underwriting and strategic planning process includes a continual evaluation of venues, specialties and other areas to improve our underwriting results. Retention losses during the 2022 six-month period also reflected the loss of a $2.0 million policy that chose to utilize self-insurance as well as the loss of a $1.0 million policy due to price competition.
(2) NORCAL Standard Physician premium represents premium contributed by NORCAL since the date of acquisition and is comprised of twelve month term policies and, to a lesser extent, three month term policies. NORCAL Standard Physician premium increased during the 2022 three- and six-month periods as compared to the same respective periods of 2021 driven by one month of additional premium for the 2022 three-month period and four months of additional premium for the 2022 six-month period as compared to the same respective periods of 2021 due to the timing of our acquisition of NORCAL on May 5, 2021. In addition, NORCAL Standard Physician premium increased during the 2022 three- and six-month periods as compared to the same respective periods of 2021 due to an increase in renewal pricing and, to a lesser extent, new business written, partially offset by retention losses. In addition, retention for the 2022 three- and six-month periods reflects the process of evaluating the NORCAL book of business and implementing ProAssurance's underwriting strategies.

(3) Custom Physician premium includes large physician groups, multi-state physician groups and non-standard physicians and is written primarily on an excess and surplus lines basis. The increase in Custom Physician premium during the 2022 three-month period as compared to the same period of 2021 was driven by an increase in renewal pricing, and, to a lesser extent, new business written, partially offset by retention losses, including the loss of a $1.7 million policy due to the consolidation of an insured with a larger entity which is not insured by us. Custom Physician premium decreased for the 2022 six-month period as compared to the same period of 2021 driven by retention losses, partially offset by an increase in renewal pricing and, to a lesser extent, new business written. Additionally, Custom Physician premium during the 2022 three- and six-month periods reflected the shifting of certain policies totaling $2.7 million and $4.2 million, respectively, to our Custom Physician line from our Standard Physician line of business. Renewal pricing increases for the 2022 three- and six-month periods reflect pricing actions taken in response to a rising loss cost environment and new business written reflects the competitive market conditions. The retention rate in our Custom Physician book for the 2022 six-month period reflects the impact of the loss of two large policies totaling $9.0 million due to the willingness of competitors to offer pricing and terms that did not meet our underwriting criteria during the first quarter of 2022, which resulted in a decrease to our Specialty retention rate of 9.6 percentage points.
(4) NORCAL Custom Physician premium represents premium contributed by NORCAL since the date of acquisition and includes large complex physician groups, multi-state physician groups and non-standard physicians and is written primarily on an excess and surplus lines basis. NORCAL Custom Physician premium increased during the 2022 three- and six-month periods as compared to the same respective periods of 2021 driven by one month of additional premium for the 2022 three-month period and four months of additional premium for the 2022 six-month period as compared to the same respective periods of 2021 due to the timing of our acquisition of NORCAL on May 5, 2021. In addition, NORCAL Custom Physician premium increased during the 2022 three- and six-month periods as compared to the same respective periods of 2021 driven by new business written, partially offset by retention losses. Retention losses during the 2022 three- and six-month periods reflect the loss of a $2.2 million policy due to price competition as well as our continued evaluation of the NORCAL book of business and implementing ProAssurance's underwriting strategies.
(5) Hospitals and Facilities premium (which includes hospitals, surgery centers and miscellaneous medical facilities) was relatively unchanged for the 2022 three-month period and decreased for the 2022 six-month period as compared to the same respective periods of 2021. The decrease in Hospitals and Facilities premium for the 2022 six-month period was driven by retention losses and, to a lesser extent, net timing differences of $3.9 million. The decrease in Hospitals and Facilities premium for the 2022 six-month period was partially offset by new business written, primarily miscellaneous medical facilities and, to a lesser extent, an increase in renewal pricing. Retention losses in the 2022 six-month period were largely attributable to the loss of a $1.4 million policy due to the insured entering into a captive arrangement and our non-renewal of a $1.2 million policy during the first quarter of 2022 due to our focus on underwriting discipline. Renewal pricing increases for the 2022 three- and six-month periods reflect rate increases and contract modifications that we believe are appropriate given the current loss environment and new business written reflects the competitive market conditions.
(6) NORCAL Hospitals and Facilities premium represents premium contributed by NORCAL since the date of acquisition and includes hospitals, surgery centers and miscellaneous medical facilities. NORCAL Hospitals and Facilities premium increased during the 2022 three- and six-month periods as compared to the same respective periods of 2021 driven by one month of additional premium for the 2022 three-month period and four months of additional premium for the 2022 six-month period as compared to the same respective periods of 2021 due to the timing of our acquisition of NORCAL on May 5, 2021. In addition, NORCAL Hospitals and Facilities premium increased during the 2022 three- and six-month periods as compared to the same respective periods of 2021 driven by an increase in renewal pricing and, to a lesser extent, new business written, partially offset by retention losses. Retention losses for 2022 three- and six-month periods are largely attributable to the continued process of evaluating the NORCAL book of business and implementing ProAssurance's underwriting strategies.
(7) Senior Care premium includes facilities specializing in long term residential care primarily for the elderly ranging from independent living through skilled nursing. Our Senior Care premium decreased for the 2022 three- and six-month periods as compared to the same respective periods of 2021 driven by retention losses, partially offset by new business written and, to a lesser extent, an increase in renewal pricing. The lower premium retention for the 2022 six-month period was primarily due to a large account renewing with a meaningful reduction in exposure driven by a reduction in the number of owned facilities.

(8) We offer custom alternative risk solutions including assumed reinsurance. The increase in premium during the 2022 three- and six-month periods was driven by an increase in premiums assumed on a quota share basis through a strategic partnership in place since 2016 with an international medical professional liability insurer. In 2021, we increased our participation in the original program and entered into another program with this insurer in a new international territory. We anticipate the volume of premium assumed through this partnership will continue to grow going forward. The increase in premium during the 2022 six-month period was partially offset by the impact of an assumed reinsurance arrangement with a regional hospital group entered into during the first quarter of 2021 which resulted in $4.5 million of premium written, comprised of $2.3 million of retroactive premium written and fully earned and $2.2 million of prospective premium written (see Note 5 of the Notes to Consolidated Financial Statements in our December 31, 2021 report on Form 10-K).
(9) Our Small Business Unit is comprised of premium associated with podiatrists, legal professionals, dentists and chiropractors. Our Small Business Unit premium remained relatively unchanged during the 2022 three- and six-month periods as compared to the same respective periods of 2021 as retention losses were almost entirely offset by an increase in renewal pricing and, to a lesser extent, new business written. The increase in renewal pricing during the 2022 three- and six-month periods was primarily the result of an increase in the rate charged for certain renewed policies in select states.
(10) We offer extended reporting endorsement or "tail" coverage to insureds who discontinue their claims-made coverage with us, and we also periodically offer tail coverage through stand-alone policies. Tail coverage premiums are generally 100% earned in the period written because the policies insure only incidents that occurred in prior periods and are not cancellable. The amount of tail coverage premium written can vary significantly from period to period. The decrease in Tail Coverages during the 2022 three- and six-month periods as compared to the same respective periods of 2021 was primarily due to the prior year effect of $7.8 million of tail premium written and fully earned during the second quarter of 2021 associated with a large Custom Physician policy.
(11) Our Medical Technology Liability business is marketed throughout the U.S.; coverage is typically offered on a primary basis, within specified limits, to manufacturers and distributors of medical technology and life sciences products including entities conducting human clinical trials. In addition to the previously listed factors that affect our premium volume, our Medical Technology Liability premium is also impacted by the sales volume of insureds. Our Medical Technology Liability premium remained relatively unchanged during the 2022 three-month period and increased during the 2022 six-month period as compared to the same respective periods of 2021. The increase in our Medical Technology Liability Premium during the 2022 six-month period was driven by new business written and, to a lesser extent, an increase in renewal pricing, partially offset by retention losses. Renewal pricing increases during the 2022 six-month period are primarily due to changes in the sales volume of certain insureds partially offset by renewal pricing decreases during the 2022 three-month period due to changes in exposure of certain insureds. Retention losses during the 2022 three- and six-month periods are primarily attributable to insureds no longer needing coverage, an increase in competition on terms and pricing, as well as merger activity within the industry.
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

	Three Months Ended June 30				Six Months Ended June 30
($ in millions)	2022	2021	Change		2022	2021	Change
Standard Physician	$—	$2.0	$(2.0)	nm	$—	$2.0	$(2.0)	nm
Custom Physician	2.0	—	2.0	nm	2.0	—	2.0	nm
Senior Care	—	0.4	(0.4)	nm	3.9	4.6	(0.7)	(15.2%)
Tail Coverages	—	0.4	(0.4)	nm	3.0	0.7	2.3	328.6%
Total	$2.0	$2.8	$(0.8)	(28.6%)	$8.9	$7.3	$1.6	21.9%
Alternative market gross premiums written decreased during the 2022 three-month period and increased during the 2022 six-month period as compared to the same respective periods of 2021. The decrease during the 2022 three-month period was driven by timing differences related to the prior year renewal of certain policies. The increase during the 2022 six-month period was driven by an increase in tail coverage premium, primarily related to one program. Additionally, a $2.0 million expiring Standard Physician policy in one program renewed as a Custom Physician policy during the second quarter of 2022.

We are committed to a rate structure that will allow us to fulfill our obligations to our insureds while generating competitive long-term returns for our shareholders. Our pricing continues to be based on expected losses as indicated by our historical loss data and available industry loss data. In recent years, this practice has resulted in rate increases and we anticipate further rate increases due to indications of increasing projected loss severity. Additionally, the pricing of our business includes the effects of filed rates, surcharges and discounts. Renewal pricing can also reflect changes in our exposure base, deductibles, self-insurance retention limits and other policy terms and conditions. See further explanation of changes in renewal pricing above under the heading "Gross Premiums Written".
The change in renewal pricing for our Specialty P&C segment, including by major component, was as follows:

	Three Months Ended June 30	Six Months Ended June 30
	2022	2022
Specialty P&C segment	6%	8%
HCPL
Standard Physician	8%	7%
Specialty	7%	12%
Total HCPL	7%	8%
Small Business Unit	5%	4%
Medical Technology Liability	(1%)	3%
New business written by major component on a direct basis was as follows:

	Three Months Ended June 30		Six Months Ended June 30
(In millions)	2022	2021	2022	2021
HCPL
Standard Physician	$2.0	$1.0	$3.8	$1.6
Specialty	4.3	3.7	8.0	12.4
Total HCPL	6.3	4.7	11.8	14.0
Small Business Unit	0.6	0.8	1.6	1.8
Medical Technology Liability	0.9	1.7	2.6	3.5
Total	$7.8	$7.2	$16.0	$19.3
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
Retention for our Specialty P&C segment, including by major component, was as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
Specialty P&C segment	84%	86%	82%	81%
HCPL
Standard Physician(1)	86%	88%	86%	87%
Specialty	72%	72%	67%	62%
Total HCPL	81%	84%	81%	78%
Small Business Unit	92%	91%	91%	91%
Medical Technology Liability	95%	89%	90%	88%
(1) See Gross Premiums Written section above for further explanation of retention decline in 2022.

Ceded Premiums Written
Ceded premiums represent the amounts owed to our reinsurers for their assumption of a portion of our losses. Our HCPL and Medical Technology Liability excess of loss reinsurance arrangements renew annually on October 1. Through our current excess of loss reinsurance arrangements, we generally retain the first $2 million in risk insured by us and cede coverages in excess of this amount. For our HCPL coverages in excess of $2 million, we generally retain from 0% to 5% of the next $24 million of risk. Our HCPL excess of loss reinsurance arrangement that renewed on October 1, 2021 renewed at a lower gross rate and prospectively incorporated NORCAL policies. Prior to October 1, 2021, NORCAL policies were reinsured under separate reinsurance agreements, primarily excess of loss, which have historically renewed annually on January 1. For the NORCAL excess of loss reinsurance arrangement that renewed on January 1, 2021, retention was generally the first $2 million in risk and coverages in excess of this amount were ceded up to $24 million. For our Medical Technology Liability treaty which also renewed effective October 1, 2021, we also retain 2.5% of the next $8 million of risk for coverages in excess of $2 million. There were no significant changes in the cost or structure of our Medical Technology Liability treaty upon the October 2021 renewal.
Ceded premiums written were as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2022	2021	Change		2022	2021	Change
Excess of loss reinsurance arrangements (1)	$7,821	$7,703	$118	1.5%	$17,317	$15,381	$1,936	12.6%
Other shared risk arrangements (2)	4,206	3,968	238	6.0%	8,542	7,931	611	7.7%
Premium ceded to SPCs (3)	1,399	2,134	(735)	(34.4%)	8,280	6,603	1,677	25.4%
NORCAL premiums ceded since acquisition(4)	—	67	(67)	nm	—	67	(67)	nm
Other ceded premiums written(5)	1,319	729	590	80.9%	3,441	1,594	1,847	115.9%
Adjustment to premiums owed under reinsurance agreements, prior accident years, net(6)	3,000	—	3,000	nm	3,000	—	3,000	nm
Total ceded premiums written	$17,745	$14,601	$3,144	21.5%	$40,580	$31,576	$9,004	28.5%
(1) We generally reinsure risks under our excess of loss reinsurance arrangements pursuant to which the reinsurers agree to assume all or a portion of all risks that we insure above our individual risk retention levels. Premium due to reinsurers is based on a rate factor applied to gross premiums written subject to cession under the arrangement. The increase in ceded premiums written under our excess of loss reinsurance arrangements during the 2022 three- and six-month periods as compared to the same respective periods of 2021 was driven by additional ceded premiums of $1.7 million and $6.1 million, respectively, as a result of incorporating NORCAL policies into our existing HCPL excess of loss reinsurance arrangements with the October 1, 2021 renewal, as previously discussed. Excluding NORCAL, ceded premiums written under our excess of loss reinsurance arrangements decreased by approximately $1.6 million and $4.2 million during the 2022 three- and six-month periods, respectively, primarily due to a decrease in the overall volume of gross premiums written subject to cession and, to a lesser extent, the higher retention and reduced rate on the treaty year effective October 1, 2021.
(2) We have entered into various shared risk arrangements, including quota share, fronting, and captive arrangements, with certain large healthcare systems and other insurance entities. While we cede a large portion of the premium written under these arrangements, they provide us an opportunity to grow net premium through strategic partnerships. These arrangements primarily include our Ascension Health program. The increase in ceded premiums written under our shared risk arrangements during the 2022 three- and six-month periods as compared to the same respective periods of 2021 was primarily due to an increase in premium ceded to our Ascension Health Program.
(3) As previously discussed, as a part of our alternative market solutions, all or a portion of certain healthcare premium written is ceded to SPCs in our Segregated Portfolio Cell Reinsurance segment under either excess of loss or quota share reinsurance agreements, depending on the structure of the individual program. See the Segment Results - Segregated Portfolio Cell Reinsurance section for further discussion on the cession to the SPCs from our Specialty P&C segment. Premiums ceded to SPCs during the 2022 three-month period decreased as compared to the same period of 2021 driven by timing differences related to the prior year renewal of certain policies. The increase in premiums ceded to SPCs during the 2022 six-month period as compared to the same period of 2021 was driven by the impact of tail coverages, primarily related to one program (see discussion in footnote 12 under the heading "Gross Premiums Written").

(4) NORCAL policies written prior to September 30, 2021 were reinsured under separate reinsurance agreements, primarily excess of loss; however, these policies were incorporated into our existing HCPL excess of loss reinsurance arrangements with the October 1, 2021 renewal, as previously discussed. For NORCAL's previous excess of loss agreement, deposit ceded premium, as defined in the contract, was initially estimated and recorded at the inception date of the treaty, generally January 1, as an estimate of ceded premiums written for the full contract year based on information provided by brokers and reinsurers. As a result, the majority of ceded premiums for NORCAL's excess of loss reinsurance arrangement was recorded by NORCAL before the acquisition in their first quarter 2021 results and were expensed pro rata throughout the contract year. However, these initial estimates of ceded premiums may be periodically adjusted as new information is received and are fully earned in the period the changes in estimates occur. NORCAL's ceded premiums written for the 2021 three- and six-month periods primarily reflected cyber liability coverages. Effective October 1, 2021 and January 2022, we prospectively incorporated NORCAL policies into our existing HCPL excess of loss reinsurance and cyber liability arrangements, respectively.
(5) The increase in other ceded premiums written during the 2022 three- and six-month periods as compared to the same respective periods of 2021 was primarily driven by the incorporation of NORCAL's cyber liability coverages into our existing HCPL cyber liability arrangement with the January 1, 2022 renewal, as previously discussed.
(6) Given the length of time that it takes to resolve our claims, many years may elapse before all losses recoverable under a reinsurance arrangement are known. As a part of the process of estimating our loss reserve we also make estimates regarding the amounts recoverable under our reinsurance arrangements. As previously discussed, the premiums ultimately ceded under certain of our excess of loss reinsurance arrangements are subject to the losses ceded under the arrangements. As part of the review of our reserves for the 2022 three- and six-month periods, we increased our estimate of expected losses and associated recoveries for prior year ceded losses, as well as our estimate of ceded premiums owed to reinsurers due to the overall change in expected loss recoveries attributable to one large claim during the second quarter of 2022. We do not believe this isolated claim indicates a change in overall loss trends for us or the industry. As part of the review of our reserves during both the 2021 three- and six-month periods, we concluded that our estimate of expected losses and associated recoveries for prior year ceded losses was reasonable; therefore, we did not adjust our estimate of ceded premiums owed to reinsurers during the 2021 three- and six-month periods. Changes to estimates of premiums ceded related to prior accident years are fully earned in the period the changes in estimates occur.
Ceded Premiums Ratio
As shown in the table below, our ceded premiums ratios were affected during the 2022 three- and six-month periods by revisions to our estimate of premiums owed to reinsurers related to coverages provided in prior accident years. The ceded premiums ratio was as follows:

	Three Months Ended June 30				Six Months Ended June 30
	2022	2021	Change		2022	2021	Change
Ceded premiums ratio	10.6%	10.3%	0.3	pts	9.5%	11.3%	(1.8	pts)
Less the effect of adjustments in premiums owed under reinsurance agreements, prior accident years (as previously discussed)	1.8%	—%	1.8	pts	0.7%	—%	0.7	pts
Ratio, current accident year	8.8%	10.3%	(1.5	pts)	8.8%	11.3%	(2.5	pts)
The above table reflects ceded premiums written, excluding the effect of prior year ceded premium adjustments, as a percent of gross premiums written. The decrease in our ceded premiums ratios for the 2022 three- and six-month periods as compared to the same respective periods of 2021 was driven by the reduced rate on our excess of loss reinsurance arrangements for the treaty year effective October 1, 2021 and, for the 2022 six-month period, the impact of the addition of the NORCAL gross written premium base during the first quarter of 2022. The decrease in our ceded premiums ratio for the 2022 six-month period as compared to the same period of 2021 was partially offset by an increase in premiums ceded to SPCs. See additional discussion on NORCAL ceded premiums and premiums ceded to SPCs above under the heading "Ceded Premiums Written."

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
Net premiums earned were as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2022	2021	Change		2022	2021	Change
Gross premiums earned	$201,855	$186,474	$15,381	8.2%	$414,134	$318,534	$95,600	30.0%
Less: Ceded premiums earned	18,308	17,839	469	2.6%	32,620	34,285	(1,665)	(4.9%)
Net premiums earned	$183,547	$168,635	$14,912	8.8%	$381,514	$284,249	$97,265	34.2%
Gross premiums earned included earned premium from our acquisition of NORCAL of approximately $73.4 million and $153.1 million during the 2022 three- and six-month periods, respectively, as compared to $50.7 million during both of the 2021 three- and six-month periods. Excluding NORCAL premiums, gross premiums earned during the 2022 three- and six-month periods decreased $7.3 million and $6.8 million, respectively, as compared to the same respective periods of 2021 driven by tail premium associated with a Custom Physician policy, which resulted in $7.8 million of one-time written and fully earned during the prior year period (see previous discussion in footnote 10 under the heading "Gross Premiums Written"), partially offset by the beneficial impacts of our re-underwriting efforts and focus on rate adequacy.
Ceded premiums earned during the 2022 three- and six-month periods reflected an adjustment made during the second quarter of 2022 to ceded premiums owed under swing rated reinsurance agreements related to prior accident year losses; no such adjustments were made during the same respective periods of 2021 (see previous discussion in footnote 6 under the heading "Ceded Premiums Written"). After removing the effect of the prior accident year ceded premium adjustment, ceded premiums earned decreased $2.5 million and $4.7 million during the 2022 three- and six-month periods, respectively, as compared to the same periods of 2021. The remaining decrease during the 2022 three- and six-month periods was driven by the pro rata effect of a decrease in premium ceded under our shared risk and excess of loss arrangements during the preceding twelve months.

Losses and Loss Adjustment Expenses
The determination of calendar year losses involves the actuarial evaluation of incurred losses for the current accident year and the actuarial re-evaluation of incurred losses for prior accident years.
Accident year refers to the accounting period in which the insured event becomes a liability of the insurer. For claims-made policies, which represent the majority of the premiums written in our Specialty P&C segment, the insured event generally becomes a liability when the event is first reported to us and the policy that is in effect at that time responds to the claim. For occurrence policies, the insured event becomes a liability when the event takes place even though the claim may be reported to us at a later date. For retroactive coverages, the insured event becomes a liability at inception of the underlying contract. We believe that measuring losses on an accident year basis is the best measure of the underlying profitability of the premiums earned in that period, since it associates policy premiums earned with the estimate of the losses incurred related to those policy premiums.
The following table summarizes calendar year net loss ratios for our Specialty P&C segment by separating losses between the current accident year and all prior accident years. The net loss ratios for our Specialty P&C segment were as follows:

	Net Loss Ratios (1)
	Three Months Ended June 30				Six Months Ended June 30
	2022	2021	Change		2022	2021	Change
Calendar year net loss ratio	74.6%	83.1%	(8.5	pts)	79.4%	84.9%	(5.5	pts)
Less impact of prior accident years on the net loss ratio	(9.5%)	(6.3%)	(3.2	pts)	(5.6%)	(4.7%)	(0.9	pts)
Current accident year net loss ratio(2)	84.1%	89.4%	(5.3	pts)	85.0%	89.6%	(4.6	pts)
(1)Net losses, as specified, divided by net premiums earned.
(2)For the three and six months ended June 30, 2022, our current accident year net loss ratio (as shown in the table above), improved 5.3 and 4.6 percentage points, respectively, as compared to the same respective periods of 2021. The change in our current accident year net loss ratio in each period was primarily attributable to the following:

(In percentage points)	Increase (Decrease) 2022 versus 2021
	Comparative three-month periods	Comparative six-month periods
Estimated ratio increase (decrease) attributable to:
NORCAL Operations	(2.4 pts)	(1.3 pts)
NORCAL Acquisition - Purchase Accounting Amortization	(0.3 pts)	(0.7 pts)
Change in Estimate of ULAE	(3.5 pts)	(3.6 pts)
Custom Physician Tail Policy	1.2 pts	0.7 pts
Ceded Premium Adjustments, Prior Accident Years	1.4 pts	0.7 pts
All other, net	(1.7 pts)	(0.4 pts)
Decrease in current accident year net loss ratio	(5.3 pts)	(4.6 pts)
•Excluding the impact of the items specifically identified in the table above, our current accident year net loss ratios for the three and six months ended June 30, 2022 improved 1.7 and 0.4 percentage points, respectively, as compared to the same respective periods of 2021 driven by a decrease to certain expected loss ratios in our Standard Physician line of business primarily reflecting the improvement in pricing and terms that we have obtained in our estimate of expected losses, which we began recognizing in the second half of 2021, somewhat offset by changes in the mix of business. Furthermore, we continue to observe a reduction in claims frequency that started to emerge in 2020, some of which is due to our re-underwriting efforts and some of which, we believe, is associated with the COVID-19 pandemic including the disruption of the court systems. Given the consistent and prolonged nature of this favorable claims frequency trend, we reduced certain expected loss ratios in our Standard Physician line of business during the third and fourth quarters of 2021. We continue to remain cautious in recognizing the full impact of these favorable trends in our current accident year reserve due to the long-tailed nature of our HCPL claims as well as the uncertainty surrounding the length and severity of the pandemic.

•Initial expected loss ratios associated with NORCAL policies are higher than the average for our other books of business in this segment; however, we reduced certain expected NORCAL loss ratios during the fourth quarter of 2021 due to favorable frequency trends, as previously discussed, leading to a 2.4 percentage point improvement in our segment current accident year net loss ratio for the current quarter as compared to the prior year quarter. NORCAL policies resulted in a 1.3 percentage point improvement in our segment current accident year net loss ratios for the six months ended June 30, 2022 as compared to the prior year period given the higher volume of NORCAL premium in the 2022 six-month period. We continue the process of evaluating the NORCAL book of business and implementing ProAssurance's underwriting strategies.
•Also as a result of our acquisition of NORCAL, our current accident year net loss ratios for the three and six months ended June 30, 2022 and 2021 were impacted by the amortization of the negative VOBA associated with NORCAL's assumed unearned premium which is recorded as a reduction to current accident year net losses and accounted for a 0.3 and 0.7 percentage point decrease, respectively, in our current period ratios. As of June 30, 2022, the negative VOBA associated with NORCAL's assumed unearned premium has been fully amortized.
•Beginning in 2022, we revised our process of estimating ULAE as a result of substantially integrating NORCAL into our Specialty P&C segment operations, which accounted for a 3.5 and 3.6 percentage point decrease in our current accident year net loss ratios for the 2022 three- and six-month periods, respectively, with an offsetting 3.5 and 3.6 percentage point increase, respectively, in our current period expense ratios with no impact to our combined ratios or segment results during the three and six months ended June 30, 2022, respectively (see discussion on our expense ratios in the following section under the heading "Underwriting, Policy Acquisition and Operating Expenses").
•Our current accident year net loss ratios for the 2021 three- and six-month periods were impacted by a large Custom Physician tail policy ($7.8 million of net premiums earned recorded with a lower loss ratio than the segment's average initial loss ratio), which accounted for a 1.2 and 0.7 percentage point decrease, respectively, in the prior period ratios.
•During the 2022 three- and six-month periods, we increased our estimate of premiums owed under reinsurance agreements related to prior accident years which decreased net premium earned (the denominator of the current accident year net loss ratio) in the second quarter of 2022 and accounted for a 1.4 and 0.7 percentage point increase, respectively, in our current period ratios. No such adjustments were made during the 2021 three- and six-month periods. See the previous discussion under the heading "Ceded Premiums Written" for additional information.
We re-evaluate our previously established reserve each quarter based upon the most recently completed actuarial analysis supplemented by any new analysis, information or trends that have emerged since the date of that study. We also take into account currently available industry trend information.
The following table shows our net prior accident year reserve development:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2022	2021	Change		2022	2021	Change
Net favorable reserve development	$14,499	$8,400	$6,099	72.6%	$15,500	$11,074	$4,426	40.0%
NORCAL Acquisition - Purchase Accounting Amortization*	2,900	2,109	791	37.5%	5,799	2,109	3,690	175.0%
Total net favorable reserve development	$17,399	$10,509	$6,890	65.6%	$21,299	$13,183	$8,116	61.6%
*See Note 2 of the Notes to Consolidated Financial Statements in our December 31, 2021 report on Form 10-K for additional information on the remaining expected amortization of the NORCAL acquisition purchase accounting adjustments.

•Development recognized during the three and six months ended June 30, 2022 principally related to accident years 2018 through 2020. Development recognized during the three and six months ended June 30, 2021 principally related to accident years 2017 through 2020. We have not recognized any development related to NORCAL's prior accident year reserves since the date of acquisition on May 5, 2021 based on our comparison of expected loss emergence to actual loss emergence.
•We reduced our prior accident year IBNR reserve for COVID-19 by $3.0 million during the second quarter of 2022 as early first notices of potential claims related to anticipated COVID losses have not turned into claims. See additional discussion on the COVID-19 IBNR reserve in our Critical Accounting Estimates section under the heading "Reserve for Losses and Loss Adjustment Expenses" in our December 31, 2021 report on Form 10-K.
•Net favorable development recognized during the six months ended June 30, 2022 included an increase of $4.0 million in our reserve for potential ECO/XPL claims, as compared to a reduction in this same reserve of $1.6 million and $1.4 million during the three and six months ended June 30, 2021, respectively.

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
Underwriting, Policy Acquisition and Operating Expenses
Our Specialty P&C segment underwriting, policy acquisition and operating expenses were comprised as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2022	2021	Change		2022	2021	Change
DPAC amortization	$24,236	$13,785	$10,451	75.8%	$45,978	$26,181	$19,797	75.6%
Management fees	995	856	139	16.2%	2,397	1,856	541	29.1%
Other underwriting and operating expenses	22,846	14,236	8,610	60.5%	42,583	27,186	15,397	56.6%
Total	$48,077	$28,877	$19,200	66.5%	$90,958	$55,223	$35,735	64.7%
DPAC amortization for the 2022 three- and six-month periods increased due to a higher amount of premium written driven by our 2021 acquisition of NORCAL. Due to the NORCAL acquisition and application of GAAP purchase accounting rules, the level of DPAC amortization in each of the 2021 three- and six-month periods was approximately $6.3 million lower than would have otherwise been recognized. Under these purchase accounting rules, the capitalized policy acquisition costs for policies written prior to the acquisition date were written off through purchase accounting on May 5, 2021 rather than being expensed pro rata over the remaining term of the associated policies (see Note 2 of the Notes to Consolidated Financial Statements in our December 31, 2021 report on Form 10-K for more information). DPAC amortization for the 2022 three-month period included a more normalized level of amortization associated with NORCAL policies whereas the 2022 six-month period was approximately $1.0 million lower than would have otherwise been recognized. The remaining increase in DPAC amortization for the 2022 three- and six-month periods as compared to the same respective periods of 2021 reflected an increase in agency commissions due to a higher volume of commissionable premium driven by NORCAL as well as an increase in brokerage expenses due to our increased participation with an international medical professional liability insurer in our Specialty line of business (see discussion under the heading "Gross Premiums Written").
Management fees are charged pursuant to a management agreement by the Corporate segment to the operating subsidiaries within our Specialty P&C segment for services provided based on the extent to which services are provided to the subsidiary and the amount of premium written by the subsidiary. Fluctuations in the amount of premium written by each subsidiary can result in corresponding variations in the management fee charged to each subsidiary during a particular period. Due to continued organizational structure enhancements in our Specialty P&C segment during 2021 as well as operational alignments as a result of the integration of NORCAL, the extent to which services are provided exclusively by the Corporate segment to the operating subsidiaries within the segment decreased further effective January 1, 2022. Accordingly, we reduced the fee charged to the operating subsidiaries in 2022. Also effective January 1, 2022, the management agreement included the wholly owned operating subsidiaries of NORCAL contributing to $0.2 million and $0.8 million of additional management fees in the 2022 three- and six-month periods, respectively.
Other underwriting and operating expenses increased during the 2022 three- and six-month periods primarily due to a revision to our process of estimating ULAE which resulted in approximately $6.3 million and $13.6 million, respectively, of expenses remaining in operating expenses instead of being allocated to net losses and loss adjustment expenses. As a result, this change in ULAE estimate had offsetting impacts to our loss and expense ratios during the 2022 three- and six-month periods with no impact to our combined ratio or segment results. See additional discussion on this change in ULAE estimate in the previous section under the heading "Losses and Loss Adjustment Expenses." Excluding the impact of the change in ULAE, other underwriting and operating expenses increased due to an increase in professional fees and, to a lesser extent, higher amounts accrued for performance-related incentive plans due to our improved combined ratio and other performance metrics. The increase in professional fees for the 2022 three- and six-month periods was primarily attributable to an increase in IT consulting fees and additional external audit fees in 2022 due to the inclusion of NORCAL. The increase in other underwriting and operating expenses for the 2022 six-month period also reflected one-time expenses of $1.6 million incurred during the first quarter of 2022 mainly comprised of one-time bonuses, employee severance charges and lease exit costs.

Underwriting Expense Ratio (the Expense Ratio)
Our expense ratio for the Specialty P&C segment was as follows:

	Three Months Ended June 30				Six Months Ended June 30
	2022	2021	Change		2022	2021	Change
Underwriting expense ratio	26.2%	17.1%	9.1	pts	23.8%	19.4%	4.4	pts
The change in our expense ratio for the 2022 three- and six-month periods as compared to the same respective periods of 2021 was primarily attributable to the following:

Increase (Decrease) 2022 versus 2021
(In percentage points)	Comparative three-month period	Comparative six-month period
Estimated ratio increase (decrease) attributable to:
Increase in Net Premiums Earned and DPAC amortization(1)	1.1 pts	0.6 pts
NORCAL DPAC Amortization - Prior Period Purchase Accounting Impact	3.8 pts	2.2 pts
Change in Estimate of ULAE	3.5 pts	3.6 pts
Tail Premium(2)	0.7 pts	— pts
All other, net	— pts	(2.0 pts)
Increase in the underwriting expense ratio	9.1 pts	4.4 pts
(1) Excludes tail premium.
(2) Represents the effect of the change in premium earned from tail policies as there is typically minimal expense associated with tail premium (see discussion under the heading "Gross Premiums Written").

The higher expense ratios for both the 2022 three- and six-month periods as compared to the same respective periods of 2021 reflect the impact of lower DPAC amortization than would have otherwise been recognized during each of the 2021 three- and six-month periods due to the application of GAAP purchase accounting rules in 2021 and change in estimate of ULAE, as previously discussed. As shown in the previous table, normalizing the prior year DPAC amortization would have increased our expense ratios for the 2021 three- and six-month periods by 3.8 and 2.2 percentage points, respectively. The increase in the expense ratio from the increase in DPAC amortization in relation to net premiums earned for the 2022 three- and six-month periods of 1.1 and 0.6 percentage points, respectively, primarily reflects an increase in agency commissions due to a higher volume of commissionable premium driven by NORCAL. The change in other operating expenses decreased our expense ratio for the 2022 six-month period by 2.0 percentage points primarily due to the benefits from prior organizational restructurings and proactive expense management as well as expense synergies recognized from the NORCAL acquisition, partially offset by an increase in professional fees and, to a lesser extent, higher amounts accrued for performance-related incentive plans, as previously discussed.

Segment Results - Workers' Compensation Insurance
Our Workers' Compensation Insurance segment includes workers' compensation products provided to employers generally with 1,000 or fewer employees, as discussed in Note 18 of the Notes to Consolidated Financial Statements in our December 31, 2021 report on Form 10-K. Workers' compensation products offered include guaranteed cost policies, policyholder dividend policies, retrospectively-rated policies, deductible policies and alternative market programs. Alternative market programs include services related to program design, fronting, claims administration, risk management, SPC rental, asset management and SPC management services. Alternative market program premiums are 100% ceded to either the SPCs within our Segregated Portfolio Cell Reinsurance segment or, to a limited extent, an unaffiliated captive insurer for one program. Our Workers' Compensation Insurance segment results reflect pre-tax underwriting profit or loss from these workers' compensation products, exclusive of investment results, which are included in our Corporate segment. Segment results included the following:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2022	2021	Change		2022	2021	Change
Net premiums written	$42,558	$40,784	$1,774	4.3%	$87,824	$87,668	$156	0.2%

Net premiums earned	$41,709	$40,626	$1,083	2.7%	$82,393	$80,636	$1,757	2.2%
Other income	517	900	(383)	(42.6%)	1,199	1,293	(94)	(7.3%)
Net losses and loss adjustment expenses	(27,947)	(27,751)	(196)	0.7%	(55,158)	(53,958)	(1,200)	2.2%
Underwriting, policy acquisition and operating expenses	(13,669)	(12,712)	(957)	7.5%	(26,669)	(24,998)	(1,671)	6.7%
Segment results	$610	$1,063	$(453)	(42.6%)	$1,765	$2,973	$(1,208)	(40.6%)

Net loss ratio	67.0%	68.3%	(1.3 pts)		66.9%	66.9%	— pts
Underwriting expense ratio	32.8%	31.3%	1.5 pts		32.4%	31.0%	1.4 pts

Premiums Written
Our workers’ compensation premium volume is driven by five primary factors: (1) the amount of new business written, (2) retention of our existing book of business, (3) premium rates charged on our renewal book of business, (4) changes in payroll exposure and (5) audit premium.
Gross, ceded and net premiums written were as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2022	2021	Change		2022	2021	Change
Gross premiums written	$63,634	$57,845	$5,789	10.0%	$135,752	$130,173	$5,579	4.3%
Less: Ceded premiums written	21,076	17,061	4,015	23.5%	47,928	42,505	5,423	12.8%
Net premiums written	$42,558	$40,784	$1,774	4.3%	$87,824	$87,668	$156	0.2%

Gross Premiums Written
Gross premiums written by product were as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2022	2021	Change		2022	2021	Change
Traditional business:
Guaranteed cost	$35,719	$32,865	$2,854	8.7%	$71,222	$71,061	$161	0.2%
Policyholder dividend	5,530	6,740	(1,210)	(18.0%)	13,392	14,260	(868)	(6.1%)
Deductible	468	386	82	21.2%	2,588	2,439	149	6.1%
Retrospective(1)	2,430	2,205	225	10.2%	3,076	2,660	416	15.6%
Other	2,111	1,706	405	23.7%	3,726	3,306	420	12.7%
Alternative market business(2)	17,376	13,943	3,433	24.6%	41,748	37,657	4,091	10.9%
Change in EBUB estimate	—	—	—	nm	—	(1,210)	1,210	nm
Total	$63,634	$57,845	$5,789	10.0%	$135,752	$130,173	$5,579	4.3%
(1) The change in retrospectively-rated policies included an adjustment that decreased premium by $0.6 million and $0.7 million for the three and six months ended June 30, 2022, respectively, as compared to $0.3 million and $0.4 million for the same respective periods of 2021.
(2) A majority of alternative market premiums are ceded to SPCs in our Segregated Portfolio Cell Reinsurance segment. See further discussion on alternative market gross premiums written in our Segment Operating Results - Segregated Portfolio Cell Reinsurance section under the heading "Gross Premiums Written" that follows.
Gross premiums written increased during the three and six months ended June 30, 2022 as compared to the same respective periods of 2021 primarily driven by an increase in audit premium and renewal business and, for the 2022 six-month period, the prior year impact of the reduction of our EBUB estimate, partially offset by a decrease in new business. Policy audits processed during the 2022 three- and six-month periods resulted in audit premium billed to policyholders totaling $3.0 million and $4.7 million, respectively, as compared to audit premium returned to policyholders of $1.0 million and $1.8 million for the same respective periods in 2021. We did not adjust our EBUB estimate for the 2022 three- and six-month periods or the 2021 three-month period; however, we reduced our EBUB estimate by $1.2 million for the 2021 six-month period. The increase in renewal business reflects payroll exposure increases related to labor market strengthening and wage inflation and strong renewal retention, partially offset by renewal rate decreases. Renewal retention was 87% and 87% for the 2022 three- and six-month periods, respectively, as compared to 85% and 88% for the same respective periods of 2021. Renewal rates decreased 5% and 4% during the 2022 three- and six-month periods, respectively, as compared to 3% during each of the same respective periods of 2021. New business written decreased $2.3 million and $4.3 million during the 2022 three- and six-month periods, respectively, as compared to the same respective periods of 2021, reflecting the competitive workers' compensation market conditions and a reduction in new business submissions during the 2022 three- and six-month periods.
We retained 100% of the fifteen (six in the second quarter) workers’ compensation alternative market programs that were up for renewal during the six months ended June 30, 2022.

New business, audit premium, renewal retention and renewal price changes for our traditional business and the alternative market business are shown in the table below:

	Three Months Ended June 30
	2022			2021
($ in millions)	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results
New business	$3.6	$0.9	$4.5	$6.1	$0.7	$6.8
Audit premium (excluding EBUB)	$1.8	$1.2	$3.0	$(1.2)	$0.2	$(1.0)
Retention rate (1)	88%	83%	87%	85%	83%	85%
Change in renewal pricing (2)	(5%)	(5%)	(5%)	(3%)	(5%)	(3%)

	Six Months Ended June 30
	2022			2021
($ in millions)	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results
New business	$7.1	$2.1	$9.2	$12.0	$1.5	$13.5
Audit premium (excluding EBUB)	$1.9	$2.8	$4.7	$(2.2)	$0.4	$(1.8)
Retention rate (1)	87%	89%	87%	87%	89%	88%
Change in renewal pricing (2)	(4%)	(4%)	(4%)	(2%)	(5%)	(3%)

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

Ceded Premiums Written
Ceded premiums written were as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2022	2021	Change		2022	2021	Change
Premiums ceded to SPCs	$15,235	$13,926	$1,309	9.4%	$36,723	$34,608	$2,115	6.1%
Premiums ceded to external reinsurers	3,632	3,211	421	13.1%	6,787	6,186	601	9.7%
Premiums ceded to unaffiliated captive insurers	2,141	17	2,124	12,494.1%	5,025	3,049	1,976	64.8%
Change in return premium estimate under external reinsurance	225	(21)	246	1,171.4%	254	(495)	749	151.3%
Estimated revenue share under external reinsurance	(157)	(72)	(85)	118.1%	(861)	(843)	(18)	2.1%
Total ceded premiums written	$21,076	$17,061	$4,015	23.5%	$47,928	$42,505	$5,423	12.8%
Premiums ceded to SPCs represent alternative market business that is ceded under 100% quota share reinsurance agreements to the SPCs in our Segregated Portfolio Cell Reinsurance segment. Premiums ceded to unaffiliated captive insurers represent alternative market business for two programs that are ceded under a 100% quota share reinsurance agreements. Alternative market premiums written increased for the 2022 three- and six-month periods as compared to the same respective periods of 2021, which resulted in higher premiums ceded to SPCs. See further discussion on alternative market gross premiums written in our Segment Operating Results - Segregated Portfolio Cell Reinsurance section under the heading "Gross Premiums Written" that follows. The increase in premiums ceded to unaffiliated captive insurers during the 2022 three- and six-month periods as compared to the same respective periods of 2021 was driven by a new program that was effective June 1, 2022. The policies in the new program were previously written in our traditional book of business; therefore, the premium ceded to the unaffiliated captive resulted in a decrease in net premiums written for the Workers' Compensation Insurance segment.

Under our external reinsurance treaty for traditional business, we retain the first $0.5 million in risk insured by us and cede losses in excess of this amount on each loss occurrence, subject to an AAD, equal to 3.5% of subject earned premium for the treaty year effective May 1, 2022. Premiums ceded under our traditional reinsurance treaty are based on premiums earned during the treaty period. The increase in premiums ceded to external reinsurers during the 2022 three- and six-month periods primarily reflected an increase in reinsurance rates.
Changes in the return premium estimate reflected adjustments to our estimate of expected future recovery of ceded premium based on the underlying loss experience of our reinsurance treaties that include a provision for return premium. As shown in the table above, we decreased our estimate of return premium by $0.2 million and $0.3 million during the 2022 three- and six-month periods, respectively, as compared to an increase by a nominal amount and $0.5 million during the same respective periods in 2021. Changes in the estimated return premium primarily reflect adjustments to loss estimates on previously reported reinsured claims.
We are party to a revenue sharing agreement with our reinsurance broker under which we participate in the broker's revenue earned under our reinsurance treaties based on the volume of premium ceded. We estimate the amount of revenue we expect to receive under this agreement as premiums are recognized and ceded to the reinsurers.
Ceded Premiums Ratio
Ceded premiums ratio was as follows:

	Three Months Ended June 30				Six Months Ended June 30
	2022	2021	Change		2022	2021	Change
Ceded premiums ratio, as reported	34.3%	33.1%	1.2	pts	33.8%	32.4%	1.4	pts
Less the effect of:
Premiums ceded to SPCs (100%)	24.5%	24.5%	—	pts	26.2%	25.1%	1.1	pts
Retrospective premium adjustments	0.1%	—%	0.1	pts	0.1%	—%	0.1	pts
Premiums ceded to unaffiliated captive insurers (100%)	1.7%	1.6%	0.1	pts	0.7%	1.7%	(1.0	pts)
Change in EBUB	—%	—%	—	pts	—%	0.1%	(0.1	pts)
Change in return premium estimate under external reinsurance	0.5%	—%	0.5	pts	0.3%	(0.6%)	0.9	pts
Estimated revenue share	(0.3%)	(0.2%)	(0.1	pts)	(1.0%)	(1.0%)	—	pts
Assumed premiums earned (not ceded to external reinsurers)	(0.3%)	(0.3%)	—	pts	(0.3%)	(0.3%)	—	pts
Ceded premiums ratio (related to external reinsurance), less the effects of above	8.1%	7.5%	0.6	pts	7.8%	7.4%	0.4	pts
The above table reflects traditional ceded premiums earned as a percent of traditional gross premiums earned. As discussed above, premiums ceded under our traditional reinsurance treaty are based on premiums earned during the treaty period. The increase in the ceded premiums ratio for the three and six months ended June 30, 2022 as compared to the same respective periods of 2021 primarily reflected an increase in reinsurance rates.

Net Premiums Earned
Net premiums earned consist of gross premiums earned less the portion of earned premiums that we cede to SPCs in our Segregated Portfolio Cell Reinsurance segment, external reinsurers (including changes related to the return premium and revenue share estimates) and the unaffiliated captive insurers. Because premiums are generally earned pro rata over the entire policy period, fluctuations in premiums earned tend to lag those of premiums written. Our workers’ compensation policies are twelve month term policies, and premiums are earned on a pro rata basis over the policy period. Net premiums earned also include premium adjustments related to the audit of our insureds' payrolls, changes in our EBUB estimate and premium adjustments related to retrospectively-rated policies. Payroll audits are conducted subsequent to the end of the policy period and any related premium adjustments processed are recorded as fully earned in the current period. In addition, we carry an estimate for EBUB and evaluate the estimate on a quarterly basis.
Net premiums earned were as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2022	2021	Change		2022	2021	Change
Gross premiums earned	$63,521	$60,710	$2,811	4.6%	$124,555	$119,342	$5,213	4.4%
Less: Ceded premiums earned	21,812	20,084	1,728	8.6%	42,162	38,706	3,456	8.9%
Net premiums earned	$41,709	$40,626	$1,083	2.7%	$82,393	$80,636	$1,757	2.2%
Net premiums earned increased during the three and six months ended June 30, 2022 as compared to the same respective periods of 2021 primarily reflecting an increase in audit premium and, for the six months ended June 30, 2022, the prior year reduction to EBUB, partially offset by the pro rata effect of lower net premiums written during the preceding twelve months and higher reinsurance costs.
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

	Three Months Ended June 30				Six Months Ended June 30
	2022	2021	Change		2022	2021	Change
Calendar year net loss ratio	67.0%	68.3%	(1.3	pts)	66.9%	66.9%	—	pts
Less impact of prior accident years on the net loss ratio	(4.8%)	(4.7%)	(0.1	pts)	(4.9%)	(5.1%)	0.2	pts
Current accident year net loss ratio	71.8%	73.0%	(1.2	pts)	71.8%	72.0%	(0.2	pts)
The decrease in the current accident year net loss ratio during the three and six months ended June 30, 2022 as compared to the same respective periods of 2021 primarily reflected an improvement in loss frequency and severity trends, partially offset by the continuation of intense price competition and the resulting renewal rate decreases. The current accident year net loss ratios for the 2021 three- and six-month periods reflected higher claim activity as workers returned to employment with the easing of pandemic-related restrictions. The current accident year net loss ratio for the 2021 three-month period was also impacted by an increase in the full-year loss ratio from 71% in the first quarter to 72% in the second quarter of 2021.
Calendar year incurred losses (excluding IBNR) in excess of our per occurrence reinsurance retention, before consideration of the AAD (see previous discussion under the heading "Ceded Premiums Written"), decreased $3.5 million and $1.8 million for the three and six months ended June 30, 2022, respectively, as compared to the same respective periods of 2021. We retained losses in excess of our per occurrence retention totaling $1.0 million and $2.0 million during the 2022 three- and six-month periods, respectively, as compared to $1.5 million and $2.7 million for the same respective periods of 2021 which reflected losses within the AAD. There were no current accident year reported losses ceded to reinsurers during the three and six months ended June 30, 2022 or 2021, as all losses were within the AAD.
We recognized net favorable prior year development of $2.0 million and $4.0 million for the three and six months ended June 30, 2022, respectively, as compared to $1.9 million and $4.1 million for the same respective periods of 2021. The net favorable prior year reserve development for the three and six months ended June 30, 2022 and 2021 reflected overall favorable trends in claim closing patterns. Net favorable development for the 2022 and 2021 three- and six-month periods was primarily related to accident years 2017 and prior.

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
Our Workers' Compensation Insurance segment underwriting, policy acquisition and operating expenses were comprised as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2022	2021	Change		2022	2021	Change
DPAC amortization	$7,531	$7,249	$282	3.9%	$14,592	$13,990	$602	4.3%
Management fees	477	434	43	9.9%	1,018	976	42	4.3%
Other underwriting and operating expenses	9,105	8,343	762	9.1%	17,972	16,594	1,378	8.3%
Policyholder dividend expense	284	233	51	21.9%	493	502	(9)	(1.8%)
SPC ceding commission offset	(3,728)	(3,547)	(181)	5.1%	(7,406)	(7,064)	(342)	4.8%
Total	$13,669	$12,712	$957	7.5%	$26,669	$24,998	$1,671	6.7%
The increase in DPAC amortization for the three and six months ended June 30, 2022 as compared to the same respective periods in 2021 primarily reflected the increase in gross premiums earned.
The increase in other underwriting and operating expenses for the three and six months ended June 30, 2022 as compared to the same respective periods of 2021 primarily reflected an increase in costs related to compensation, business-related travel, marketing and, for the 2022 six-month period, lease exit costs. Marketing costs included advertising and website-related activities that were planned for 2022. Business-related travel has increased as a result of the easing of pandemic-related restrictions. During the first quarter of 2022, we recognized one-time lease exit costs of $0.2 million due to the early termination of an office lease; however, as a result, we anticipate annual expense savings of approximately $0.1 million.
As previously discussed, alternative market premiums written by our Workers' Compensation Insurance segment are 100% ceded, less a ceding commission, to either the SPCs in our Segregated Portfolio Cell Reinsurance segment or, to a limited extent, the unaffiliated captive insurers. The ceding commission charged to the SPCs consists of an amount for fronting fees, cell rental fees, commissions, premium taxes and risk management fees. The fronting fees, commissions, premium taxes and risk management fees are recorded as an offset to underwriting, policy acquisition and operating expenses. Cell rental fees are recorded as a component of other income and claims administration fees are recorded as ceded ULAE. The increase in SPC ceding commissions earned for the three and six months ended June 30, 2022 as compared to the same respective periods of 2021, primarily reflected the increase in alternative market ceded earned premium.
Underwriting Expense Ratio (the Expense Ratio)
The underwriting expense ratio included the impact of the following:

	Three Months Ended June 30				Six Months Ended June 30
	2022	2021	Change		2022	2021	Change
Underwriting expense ratio, as reported	32.8%	31.3%	1.5	pts	32.4%	31.0%	1.4	pts
Less estimated ratio increase (decrease) attributable to:
Impact of ceding commissions received from SPCs	3.7%	3.1%	0.6	pts	3.6%	3.0%	0.6	pts
Retrospective premium adjustment	0.3%	0.1%	0.2	pts	0.2%	0.1%	0.1	pts
Impact of audit premium	(0.9%)	0.6%	(1.5	pts)	(0.5%)	0.8%	(1.3	pts)
Change in return premium estimate under external reinsurance	0.1%	—%	0.1	pts	0.1%	(0.1%)	0.2	pts
Estimated revenue share	(0.1%)	—%	(0.1	pts)	(0.2%)	(0.2%)	—	pts
Underwriting expense ratio, less listed effects	29.7%	27.5%	2.2	pts	29.2%	27.4%	1.8	pts
Excluding the items noted in the table above, the expense ratio increased for the three and six months ended June 30, 2022, primarily reflecting the increase in other underwriting and operating expenses, as previously discussed.

Segment Results - Segregated Portfolio Cell Reinsurance
The Segregated Portfolio Cell Reinsurance segment includes the results (underwriting profit or loss, plus investment results, net of U.S. federal income taxes) of SPCs at Inova Re and Eastern Re, our Cayman Islands SPC operations, as discussed in Note 18 of the Notes to Consolidated Financial Statements in our December 31, 2021 report on Form 10-K. SPCs are segregated pools of assets and liabilities that provide an insurance facility for a defined set of risks. Assets of each SPC are solely for the benefit of that individual cell and each SPC is solely responsible for the liabilities of that individual cell. Assets of one SPC are statutorily protected from the creditors of the others. Each SPC is owned, fully or in part, by an individual company, agency, group or association and the results of the SPCs are attributable to the participants of that cell. We participate to a varying degree in the results of selected SPCs and, for the SPCs in which we participate, our participation interest ranges from a low of 20% to a high of 85%. SPC results attributable to external cell participants are reported as an SPC dividend (expense) income in our Segregated Portfolio Cell Reinsurance segment. In addition, our Segregated Portfolio Cell Reinsurance segment includes the investment results of the SPCs as the investments are solely for the benefit of the cell participants and investment results attributable to external cell participants are reflected in the SPC dividend (expense) income. As of June 30, 2022, there were 27 (4 inactive) SPCs. The SPCs assume workers' compensation insurance, healthcare professional liability insurance or a combination of the two from our Workers' Compensation Insurance and Specialty P&C segments. As of June 30, 2022, there were two SPCs that assumed both workers' compensation insurance and healthcare professional liability insurance and one SPC that assumed only healthcare professional liability insurance.
Segment results reflects our share of the underwriting and investment results of the SPCs in which we participate, and included the following:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2022	2021	Change		2022	2021	Change
Net premiums written	$14,515	$14,208	$307	2.2%	$39,732	$36,396	$3,336	9.2%

Net premiums earned	$16,222	$16,272	$(50)	(0.3%)	$35,536	$32,156	$3,380	10.5%
Net investment income	211	206	5	2.4%	323	427	(104)	(24.4%)
Net investment gains (losses)	(2,782)	1,580	(4,362)	(276.1%)	(3,493)	2,568	(6,061)	(236.0%)
Other income	1	1	—	—%	1	2	(1)	(50.0%)
Net losses and loss adjustment expenses	(9,272)	(8,443)	(829)	9.8%	(20,763)	(17,867)	(2,896)	16.2%
Underwriting, policy acquisition and operating expenses	(5,237)	(5,293)	56	(1.1%)	(9,605)	(10,320)	715	(6.9%)
SPC U.S. federal income tax expense (1)	(349)	(504)	155	(30.8%)	(991)	(860)	(131)	15.2%
SPC net results	(1,206)	3,819	(5,025)	(131.6%)	1,008	6,106	(5,098)	(83.5%)
SPC dividend (expense) income (2)	854	(2,864)	3,718	(129.8%)	(1,513)	(4,606)	3,093	(67.2%)
Segment results (3)	$(352)	$955	$(1,307)	(136.9%)	$(505)	$1,500	$(2,005)	(133.7%)

Net loss ratio	57.2%	51.9%	5.3 pts		58.4%	55.6%	2.8 pts
Underwriting expense ratio	32.3%	32.5%	(0.2 pts)		27.0%	32.1%	(5.1 pts)
(1) Represents the provision for U.S. federal income taxes for SPCs at Inova Re, which have elected to be taxed as a U.S. corporation under Section 953(d) of the Internal Revenue Code. U.S. federal income taxes are included in the total SPC net results and are paid by the individual SPCs.

(2) Represents the net (profit) loss attributable to external cell participants.
(3) Represents our share of the net profit (loss) and OCI of the SPCs in which we participate.

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
Gross, ceded and net premiums written were as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2022	2021	Change		2022	2021	Change
Gross premiums written	$16,634	$16,060	$574	3.6%	$45,003	$41,211	$3,792	9.2%
Less: Ceded premiums written	2,119	1,852	267	14.4%	5,271	4,815	456	9.5%
Net premiums written	$14,515	$14,208	$307	2.2%	$39,732	$36,396	$3,336	9.2%
Gross Premiums Written
Gross premiums written reflected reinsurance premiums assumed by component as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2022	2021	Change		2022	2021	Change
Workers' compensation	$15,235	$13,926	$1,309	9.4%	$36,723	$34,608	$2,115	6.1%
Healthcare professional liability	1,399	2,134	(735)	(34.4%)	8,280	6,603	1,677	25.4%
Gross Premiums Written	$16,634	$16,060	$574	3.6%	$45,003	$41,211	$3,792	9.2%
Gross premiums written for the three and six months ended June 30, 2022 and 2021 were primarily comprised of workers' compensation coverages assumed from our Workers' Compensation Insurance segment. Workers' compensation gross premiums written increased during the three and six months ended June 30, 2022 as compared to the same respective periods of 2021 driven by higher audit premium and new business, partially offset by renewal rate decreases of 5% and 4%, respectively. Healthcare professional liability gross premiums written decreased during the three months ended June 30, 2022 and increased during the six months ended June 30, 2022 as compared to the same respective periods of 2021. The decrease during the three months ended June 30, 2022 primarily reflects the impact of non-renewed policies. The increase during the six months ended June 30, 2022 was driven by the effect of tail coverage premium primarily related to one program in which we do not participate, which resulted in $3.0 million of one-time premium written and fully earned during the first quarter of 2022. We retained 100% of the fourteen (six in the second quarter) workers' compensation programs and two (one in the second quarter) healthcare professional liability programs up for renewal during the six months ended June 30, 2022.
New business, audit premium, retention and renewal price changes for the assumed workers' compensation premium is shown in the table below:

	Three Months Ended June 30		Six Months Ended June 30
($ in millions)	2022	2021	2022	2021
New business	$0.9	$0.7	$2.1	$1.5
Audit premium	$1.2	$0.2	$2.8	$0.4
Retention rate (1)	83%	83%	89%	89%
Change in renewal pricing (2)	(5%)	(5%)	(4%)	(5%)
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

Ceded Premiums Written
Ceded premiums written were as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2022	2021	Change		2022	2021	Change
Ceded premiums written	$2,119	$1,852	$267	14.4%	$5,271	$4,815	$456	9.5%
For the workers' compensation business, each SPC has in place its own external reinsurance coverage. The healthcare professional liability business is assumed net of reinsurance from our Specialty P&C segment; therefore, there are no ceded premiums related to the healthcare professional liability business reflected in the table above. The risk retention for each loss occurrence for the workers' compensation business ranges from $0.3 million to $0.4 million based on the program, with limits up to $119.7 million. In addition, each program has aggregate reinsurance coverage between $1.1 million and $2.1 million on a program year basis. Premiums ceded under our SPC reinsurance treaty are based on premiums written during the treaty period. The change in ceded premiums written during the three and six months ended June 30, 2022 as compared to the same respective periods of 2021 primarily reflected the increase in workers' compensation gross premiums written and the impact of rate increases under the external reinsurance treaty. External reinsurance rates vary based on the alternative market program.
Ceded Premiums Ratio
Ceded premiums ratio was as follows:

	Three Months Ended June 30			Six Months Ended June 30
	2022	2021	Change	2022	2021	Change
Ceded premiums ratio	13.9%	13.3%	0.6 pts	14.4%	13.9%	0.5 pts
The above table reflects ceded premiums as a percent of gross premiums written for the workers' compensation business only; healthcare professional liability business is assumed net of reinsurance, as discussed above. The ceded premiums ratio reflects the weighted average reinsurance rates of all SPC programs. The increase in the ceded premiums ratio for the three and six months ended June 30, 2022 as compared to the same respective periods of 2021 primarily reflected an increase in reinsurance rates.
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
Gross, ceded and net premiums earned were as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2022	2021	Change		2022	2021	Change
Gross premiums earned	$18,596	$18,427	$169	0.9%	$40,260	$36,394	$3,866	10.6%
Less: Ceded premiums earned	2,374	2,155	219	10.2%	4,724	4,238	486	11.5%
Net premiums earned	$16,222	$16,272	$(50)	(0.3%)	$35,536	$32,156	$3,380	10.5%
Net premiums earned remained relatively unchanged during the three months ended June 30, 2022 as compared to the same period of 2021. The increase in net premiums earned during the six months ended June 30, 2022 primarily reflected the aforementioned effect of $3.0 million of tail premium fully written and earned during the first quarter of 2022 and the increase in audit premium billed to policyholders, partially offset by the pro rata effect of a reduction in net premiums written during the preceding twelve months.

Losses and Loss Adjustment Expenses
The following table summarizes the calendar year net loss ratios by separating losses between the current accident year and all prior accident years. The current accident year net loss ratio reflects the aggregate loss ratio for all programs. Loss reserves and associated reinsurance are estimated for each program on a quarterly basis. Each SPC has in place its own reinsurance agreement, and the attachment point of aggregate reinsurance coverage varies by program. Due to the size of some of the programs, quarterly loss results, including changes in estimated aggregate reinsurance, can create volatility in the current accident year net loss ratio from period to period.
Calendar year and current accident year net loss ratios for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30				Six Months Ended June 30
	2022	2021	Change		2022	2021	Change
Calendar year net loss ratio	57.2%	51.9%	5.3	pts	58.4%	55.6%	2.8	pts
Less impact of prior accident years on the net loss ratio	(13.5%)	(11.0%)	(2.5	pts)	(8.9%)	(10.2%)	1.3	pts
Current accident year net loss ratio	70.7%	62.9%	7.8	pts	67.3%	65.8%	1.5	pts
Less estimated ratio increase (decrease) attributable to:
Change in estimated aggregate reinsurance	2.4%	(5.2%)	7.6	pts	1.7%	(3.4%)	5.1	pts
Current accident year net loss ratio, excluding the effect of the change in estimated aggregate reinsurance	68.3%	68.1%	0.2	pts	65.6%	69.2%	(3.6	pts)
During the 2022 three- and six-month periods, we decreased our estimate of aggregate reinsurance which increased our current accident year net loss ratios as compared to the same respective periods of 2021. The decrease in the estimated aggregate reinsurance reflected an improvement in expected ultimate program year losses in certain programs. See additional information regarding the SPC's aggregate reinsurance agreements in our Liquidity section under the heading "Operating Activities and Related Cash Flows."
The current accident year net loss ratio, excluding the effect of changes in estimated aggregate reinsurance, was relatively unchanged for the 2022 three-month period and decreased 3.6 percentage points for the 2022 six-month period, as compared to the same respective periods of 2021. The improvement in the current accident year net loss ratio for the 2022 six-month period primarily reflects favorable trends in prior accident year workers' compensation claim results and their impact on our analysis of the current year loss estimate, partially offset by the continuation of intense price competition and the resulting renewal rate decreases in the workers' compensation business.
Calendar year incurred losses (excluding IBNR) ceded to our external reinsurers increased $7.1 million and $2.4 million for the three and six months ended June 30, 2022, respectively, as compared to the same respective periods of 2021. Current accident year ceded incurred losses (excluding IBNR) increased $6.2 million and $4.1 million for the 2022 three- and six-month periods, respectively, as compared to the same respective periods of 2021. The increase in both the calendar year and current accident year ceded incurred losses is driven by two large 2022 accident year loss occurrences.
We recognized net favorable prior year reserve development of $2.2 million and $3.2 million for the three and six months ended June 30, 2022, respectively, as compared to $1.8 million and $3.3 million for the same respective periods of 2021. The net favorable prior year reserve development for the three and six months ended June 30, 2022 related entirely to workers’ compensation business, which reflected overall favorable trends in claim closing patterns primarily in accident years 2019 and 2020. The net favorable prior year reserve development for the three and six months ended June 30, 2021 also related entirely to the workers’ compensation business which primarily reflected overall favorable claim trends in claim closing patterns in accident years 2018 and 2019.

Underwriting, Policy Acquisition and Operating Expenses
Our Segregated Portfolio Cell Reinsurance segment underwriting, policy acquisition and operating expenses were comprised as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2022	2021	Change		2022	2021	Change
DPAC amortization	$4,859	$4,769	$90	1.9%	$10,152	$9,405	$747	7.9%
Policyholder dividend expense	13	111	(98)	(88.3%)	79	284	(205)	(72.2%)
Other underwriting and operating expenses	365	413	(48)	(11.6%)	(626)	631	(1,257)	(199.2%)
Total	$5,237	$5,293	$(56)	(1.1%)	$9,605	$10,320	$(715)	(6.9%)
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
Other underwriting and operating expenses primarily include bank fees, professional fees and changes in the allowance for expected credit losses. Other underwriting and operating expenses remained relatively unchanged for the 2022 three-month period as compared to the same period of 2021. The decrease in other underwriting and operating expenses for the six months ended June 30, 2022 as compared to the same period of 2021 primarily reflected the change in our allowance for expected credit losses related to the collection of customer accounts that were previously written off.
The decrease in policyholder dividend expense for the three and six months ended June 30, 2022 as compared to the same respective periods of 2021, related primarily to one SPC program, in which we do not participate.
Underwriting Expense Ratio (the Expense Ratio)
The underwriting expense ratio included the impact of the following:

	Three Months Ended June 30			Six Months Ended June 30
	2022	2021	Change	2022	2021	Change
Underwriting expense ratio, as reported	32.3%	32.5%	(0.2 pts)	27.0%	32.1%	(5.1 pts)
Less: impact of audit premium on expense ratio	(2.6%)	(0.4%)	(2.2 pts)	(2.2%)	(0.3%)	(1.9 pts)
Underwriting expense ratio, excluding the effect of audit premium	34.9%	32.9%	2.0 pts	29.2%	32.4%	(3.2 pts)
Excluding the effect of audit premium, the underwriting expense ratio increased for the 2022 three-month period and decreased for the 2022 six-month period as compared the same respective periods of 2021. The increase in the underwriting expense ratio for the 2022 three-month period primarily reflected an increase in the average ceding commissions incurred and an increase in ceded premiums earned resulting from higher reinsurance costs. The decrease in the underwriting expense ratio for the 2022 six-month period primarily reflected the change in the allowance for expected credit losses and policyholder dividend expense, as discussed above.

Segment Results - Lloyd's Syndicates
Our Lloyd's Syndicates segment includes the results from our participation in Syndicate 1729 and Syndicate 6131 at Lloyd's of London. In addition to our participation in Syndicate results, we have investments in and other obligations to our Lloyd's Syndicates consisting of a Syndicate Credit Agreement and FAL requirements. For the 2022 underwriting year, our FAL was comprised of investment securities and cash and cash equivalents deposited with Lloyd's which at June 30, 2022 had a fair value of approximately $30.3 million, as discussed in Note 3 of the Notes to Condensed Consolidated Financial Statements. During the second quarter of 2022, we received a return of approximately $5.5 million of cash from our FAL balances given Syndicate 6131 ceased underwriting on a quota share basis with Syndicate 1729 as Syndicate 6131's business is retained within Syndicate 1729 beginning with the 2022 underwriting year. The return of FAL during the second quarter of 2022 also related to the settlement of our participation in the results of Syndicate 1729 and Syndicate 6131 for the 2019 underwriting year. The discussion in our Segment Operating Results under the same heading in Item 7 of our December 31, 2021 report on Form 10-K includes additional information regarding our participation.
We normally report results from our involvement in Lloyd's Syndicates on a quarter lag, except when information is available that is material to the current period. Furthermore, the investment results associated with our FAL investments and certain U.S. paid administrative expenses are reported concurrently as that information is available on an earlier time frame.
Our participation in the results of Syndicate 1729 for the 2022 underwriting year remains unchanged from the 2021 underwriting year at 5%. Effective January 1, 2022, Syndicate 6131 ceased underwriting on a quota share basis with Syndicate 1729 as Syndicate 6131's applicable business is retained within Syndicate 1729 beginning with the 2022 year of account. The results from our participation in Syndicate 6131 from open underwriting years prior to 2022 will continue to earn out pro rata over the entire policy period of the underlying business. Due to the quarter lag, our ceased participation in Syndicate 6131 was not reflected in our results until the second quarter of 2022.
In addition to the results of our participation in Lloyd's Syndicates, as discussed above, our Lloyd's Syndicates segment also includes 100% of the results of our wholly owned subsidiaries that support our operations at Lloyd's. For the three and six months ended June 30, 2022 and 2021, the results of our Lloyd's Syndicates segment were as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2022	2021	Change		2022	2021	Change
Gross premiums written	$4,081	$8,629	$(4,548)	(52.7%)	$9,897	$22,732	$(12,835)	(56.5%)
Less: Ceded premiums written	1,018	2,841	(1,823)	(64.2%)	1,240	5,059	(3,819)	(75.5%)
Net premiums written	$3,063	$5,788	$(2,725)	(47.1%)	$8,657	$17,673	$(9,016)	(51.0%)
Net premiums earned	$5,793	$13,460	$(7,667)	(57.0%)	$13,539	$29,310	$(15,771)	(53.8%)
Net investment income	143	518	(375)	(72.4%)	355	1,246	(891)	(71.5%)
Net investment gains (losses)	(485)	89	(574)	(644.9%)	(884)	(26)	(858)	3,300.0%
Other income	129	361	(232)	(64.3%)	263	582	(319)	(54.8%)
Net losses and loss adjustment expenses	(3,449)	(5,444)	1,995	(36.6%)	(8,212)	(18,411)	10,199	(55.4%)
Underwriting, policy acquisition and operating expenses	(1,508)	(4,721)	3,213	(68.1%)	(4,218)	(11,311)	7,093	(62.7%)
Segment results	$623	$4,263	$(3,640)	(85.4%)	$843	$1,390	$(547)	(39.4%)
Net loss ratio	59.5%	40.4%	19.1 pts		60.7%	62.8%	(2.1 pts)
Underwriting expense ratio	26.0%	35.1%	(9.1 pts)		31.2%	38.6%	(7.4 pts)

Premiums
Net premiums written decreased during the 2022 three- and six-month periods as compared to the same respective periods of 2021 driven by our ceased participation in Syndicate 6131 for the 2022 underwriting year and, for the 2022 six-month period, the impact of our decreased participation in the results of Syndicates 1729 and 6131 for the 2021 underwriting year. The decrease in net premiums written for the 2022 three- and six-month periods was partially offset by volume increases on renewal business and renewal pricing increases, primarily on casualty and property insurance coverages, as well as new business written, primarily on specialty and property insurance coverages. Net premiums earned decreased $7.7 million and $15.8 million during the 2022 three- and six-month periods, respectively, as compared to the same respective periods of 2021 primarily attributable to the pro rata effect of a reduction in net premiums written during the preceding twelve months.
Net Losses and Loss Adjustment Expenses
The following table summarizes calendar year net loss ratios by separating losses between the current accident year and all prior accident years. Net loss ratios for the period were as follows:

	Net Loss Ratios
	Three Months Ended June 30				Six Months Ended June 30
	2022	2021	Change		2022	2021	Change
Calendar year net loss ratio	59.5%	40.4%	19.1	pts	60.7%	62.8%	(2.1	pts)
Less: impact of prior accident years on the net loss ratio	45.4%	3.2%	42.2	pts	30.8%	6.7%	24.1	pts
Current accident year net loss ratio	14.1%	37.2%	(23.1	pts)	29.9%	56.1%	(26.2	pts)
The decrease in the current accident year net loss ratio for the three and six months ended June 30, 2022 as compared to the same respective periods of 2021 was driven by decreases to certain loss estimates during the first quarter of 2022, partially offset by lower reinsurance recoveries as a proportion of gross losses as compared to the prior year periods.
We recognized $2.6 million and $4.2 million of unfavorable prior year development during the three and six months ended June 30, 2022 as compared to $0.4 million and $2.0 million for the same respective periods of 2021. The unfavorable prior year development for the three and six months ended June 30, 2022 was driven by higher than expected losses and development on certain large claims, primarily catastrophe related losses.
Underwriting, Policy Acquisition and Operating Expenses
For the 2022 three- and six-month periods, the underwriting expense ratio decreased by 9.1 and 7.4 percentage points, respectively, as compared to the same respective periods of 2021 which primarily reflected the impact of our ceased participation in Syndicate 6131 for the 2022 underwriting year. Syndicate 6131 incurred nominal operating expenses during the current period whereas the net premiums earned during the same period also includes premium from open underwriting years prior to 2022. The decrease in the underwriting expense ratio for the 2022 six-month period also reflected the impact of our reduced participation in the results of Syndicate 1729 and Syndicate 6131 for the 2021 underwriting year.

Segment Results - Corporate
Our Corporate segment includes our investment operations and excludes those reported in our Segregated Portfolio Cell Reinsurance and Lloyd's Syndicates segments as discussed in Note 18 of the Notes to Consolidated Financial Statements in our December 31, 2021 report on Form 10-K. In addition, this segment includes corporate expenses, interest expense, U.S. income taxes and non-premium revenues generated outside of our insurance entities. Segment results for the three and six months ended June 30, 2022 and 2021 exclude transaction-related costs and the associated income tax benefit related to the NORCAL acquisition as we do not consider these items in assessing the financial performance of the segment (for additional information on the NORCAL acquisition see Note 2 of the Notes to Consolidated Financial Statements in our December 31, 2021 report on Form 10-K). Segment results for our Corporate segment was a net loss of $2.4 million for the three months ended June 30, 2022 and net earnings of $3.6 million for the six months ended June 30, 2022 as compared to net earnings of $26.8 million and $47.1 million for the three and six months ended June 30, 2021, respectively, and included the following:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2022	2021	Change		2022	2021	Change
Net investment income	$21,590	$16,693	$4,897	29.3%	$41,709	$30,761	$10,948	35.6%
Equity in earnings (loss) of unconsolidated subsidiaries	$5,180	$11,927	$(6,747)	(56.6%)	$12,799	$18,715	$(5,916)	(31.6%)
Net investment gains (losses)	$(20,617)	$9,164	$(29,781)	(325.0%)	$(33,013)	$17,140	$(50,153)	(292.6%)
Other income	$3,626	$351	$3,275	933.0%	$5,691	$2,245	$3,446	153.5%
Operating expense	$9,019	$5,929	$3,090	52.1%	$17,756	$12,177	$5,579	45.8%
Interest expense	$4,919	$5,176	$(257)	(5.0%)	$9,360	$8,389	$971	11.6%
Income tax expense (benefit)	$(1,789)	$220	$(2,009)	(913.2%)	$(3,559)	$1,151	$(4,710)	(409.2%)
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
Net investment income (loss) by investment category was as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2022	2021	Change		2022	2021	Change
Fixed maturities	$21,600	$17,351	$4,249	24.5%	$42,700	$32,076	$10,624	33.1%
Equities	967	448	519	115.8%	1,668	1,142	526	46.1%
Short-term investments, including Other	700	681	19	2.8%	1,104	879	225	25.6%
BOLI	261	685	(424)	(61.9%)	214	1,129	(915)	(81.0%)
Investment fees and expenses	(1,938)	(2,472)	534	(21.6%)	(3,977)	(4,465)	488	(10.9%)
Net investment income	$21,590	$16,693	$4,897	29.3%	$41,709	$30,761	$10,948	35.6%
Fixed Maturities
Income from our fixed maturities increased during the 2022 three- and six-month periods as compared to the same respective periods of 2021 driven by higher average investment balances primarily attributable to the addition of fixed maturity securities valued at $1.1 billion to our portfolio on May 5, 2021 as a result of the NORCAL acquisition (see Note 2 of the Notes to Consolidated Financial Statements in ProAssurance's December 31, 2021 report on Form 10-K for additional information). In addition, the increase in income from our fixed maturities during the 2022 three- and six-month periods reflected higher average book yields as we continue to reinvest at higher rates as our portfolio matures. As a result of the NORCAL acquisition, average investment balances over a twelve-month period were approximately 17% and 34% higher for the 2022 three- and six-month periods, respectively, as compared to the same respective periods of 2021; excluding the impact of the acquisition, average investment balances were approximately 2% and 4% higher, respectively.

Average yields for our fixed maturity portfolio were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
Average income yield	2.3%	2.2%	2.3%	2.0%
Average tax equivalent income yield	2.3%	2.2%	2.3%	2.0%

Equities
Income from our equity portfolio increased during the 2022 three- and six-month periods as compared to the same respective periods of 2021 which reflected changes in the mix of equities owned.
BOLI
We hold BOLI policies that are carried at the current cash surrender value of the policies, which includes the BOLI policies acquired from NORCAL. All insured individuals were members of ProAssurance or NORCAL management at the time the policies were acquired. Income from our BOLI policies decreased in 2022 three- and six-month periods as compared to the same respective periods of 2021 primarily attributable to a decrease in the cash surrender value of policies acquired from NORCAL.
Equity in Earnings (Loss) of Unconsolidated Subsidiaries
Equity in earnings (loss) of unconsolidated subsidiaries was comprised as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2022	2021	Change		2022	2021	Change
All other investments, primarily investment fund LPs/LLCs	$7,028	$16,680	$(9,652)	(57.9%)	$17,035	$26,654	$(9,619)	(36.1%)
Tax credit partnerships	(1,848)	(4,753)	2,905	(61.1%)	(4,236)	(7,939)	3,703	(46.6%)
Equity in earnings (loss) of unconsolidated subsidiaries	$5,180	$11,927	$(6,747)	(56.6%)	$12,799	$18,715	$(5,916)	(31.6%)
We hold interests in certain LPs/LLCs that generate earnings from trading portfolios, secured debt, debt securities, multi-strategy funds and private equity investments. The performance of the LPs/LLCs is affected by the volatility of equity and credit markets. For our investments in LPs/LLCs, we record our allocable portion of the partnership operating income or loss as the results of the LPs/LLCs become available, typically following the end of a reporting period. Our investment results from our portfolio of investments in LPs/LLCs for the 2022 three- and six-month periods as compared to the same respective periods of 2021 decreased primarily due to lower earnings from a few LP/LLCs and reflected market volatility during the first quarter of 2022.
Our tax credit partnership investments are designed to generate returns in the form of tax credits and tax-deductible project operating losses and are comprised of qualified affordable housing project tax credit partnerships and a historic tax credit partnership. We account for our tax credit partnership investments under the equity method and record our allocable portion of the operating losses of the underlying properties based on estimates provided by the partnerships. For our qualified affordable housing project tax credit partnerships, we adjust our estimates of our allocable portion of operating losses periodically as actual operating results of the underlying properties become available. The primary benefit of credits and losses from our historic tax credit partnership are earned in a short period with potential for additional cash flows extending over several years. The results from our tax credit partnership investments for the three and six months ended June 30, 2022 reflected lower partnership operating losses as compared to the same respective periods of 2021, partially offset by an increase in our estimate of operating losses by $0.6 million in the three and six months ended June 30, 2022 as compared to $1.5 million in the three and six months ended June 30, 2021.
The tax benefits received from our tax credit partnerships, which are not reflected in our investment results, reduced our tax expense in 2022 and 2021 as follows:

	Three Months Ended June 30		Six Months Ended June 30
(In millions)	2022	2021	2022	2021
Tax credits recognized during the period	$1.2	$3.4	$2.4	$6.8
Tax benefit of tax credit partnership operating losses	$0.4	$1.0	$0.9	$1.7

The tax credits generated from our tax credit partnership investments of $1.2 million and $2.4 million for the three and six months ended June 30, 2022, respectively, were deferred for use in future periods due to our expected consolidated loss calculated on a tax basis. For the three and six months ended June 30, 2021 the tax credits generated from our tax credit partnership investments of $3.4 million and $6.8 million, respectively, were deferred to be utilized in future periods. Not included in the table above is $2.0 million of tax credits recaptured from the 2019 tax year during the six months ended June 30, 2022 due to the carryback of our estimated NOL for the six months ended June 30, 2022 to the 2021 tax year. The recaptured tax credits were earned in 2019 but not utilized until 2021 due to NOL's generated in both 2019 and 2020. As of June 30, 2022, we had approximately $51.1 million of available tax credit carryforwards generated from our investments in tax credit partnerships which we expect to utilize in future periods.
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

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2022	2021	2022	2021
GAAP net investment result:
Net investment income	$21,590	$16,693	$41,709	$30,761
Equity in earnings (loss) of unconsolidated subsidiaries	5,180	11,927	12,799	18,715
GAAP net investment result	$26,770	$28,620	$54,508	$49,476

Pro forma tax-equivalent investment result	$26,973	$27,139	$52,354	$50,022

Reconciliation of pro forma and GAAP tax-equivalent investment result:
GAAP net investment result	$26,770	$28,620	$54,508	$49,476
Taxable equivalent adjustments, calculated using the 21% federal statutory tax rate
State and municipal bonds	134	103	267	218
BOLI	69	182	57	300
Dividends received	—	26	—	28
Tax credit partnerships*	—	(1,792)	(2,478)	—
Pro forma tax-equivalent investment result	$26,973	$27,139	$52,354	$50,022
*Due to our expected consolidated loss calculated on a tax basis for the three and six months ended June 30, 2022, the tax credits recognized from our tax credit partnership investments were deferred to be utilized in future periods; however, during the six months ended June 30, 2022, we recaptured a portion of tax credits earned in 2019, that were utilized in 2021, as a result of our expected carry back of our 2022 NOL to the 2021 tax year, resulting in a current tax expense related to tax credit partnerships. We earned tax credits totaling $3.4 million and $6.8 million from our tax credit partnership investments during the three and six months ended June 30, 2021, respectively. As of the second quarter of 2021, all of these tax credits were deferred for use in future periods due to the utilization of NOLs available to us following our acquisition of NORCAL.

Net Investment Gains (Losses)
The following table provides detailed information regarding our net investment gains (losses).

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2022	2021	2022	2021
Total impairment losses
Corporate debt	$(972)	$—	$(972)	$—
Portion of impairment losses recognized in other comprehensive income before taxes:
Corporate debt	419	—	419	—
Net impairment losses recognized in earnings	(553)	—	(553)	—
Gross realized gains, available-for-sale fixed maturities	256	5,434	1,361	9,596
Gross realized (losses), available-for-sale fixed maturities	(884)	(315)	(1,978)	(502)
Net realized gains (losses), equity investments	(5,235)	1,119	(5,928)	5,275
Net realized gains (losses), other investments	(760)	1,297	(110)	4,493
Change in unrealized holding gains (losses), equity investments	(3,095)	1,230	(13,347)	(2,558)
Change in unrealized holding gains (losses), convertible securities, carried at fair value as a part of other investments	(10,583)	529	(13,058)	339
Other	237	(130)	600	497
Net investment gains (losses)	$(20,617)	$9,164	$(33,013)	$17,140
For the three and six months ended June 30, 2022, we recognized credit-related impairment losses in earnings of $0.6 million and non-credit impairment losses in OCI of $0.4 million. The credit-related and non-credit impairment losses recognized during the three and six months ended June 30, 2022 related to a corporate bond in the consumer sector. We did not recognize any credit-related impairment losses in earnings or non-credit impairment losses in OCI during the three and six months ended June 30, 2021.
We recognized $20.6 million and $33.0 million of net investment losses during the 2022 three- and six-month periods, respectively, driven by unrealized holding losses resulting from changes in the fair value of our convertible securities and equity investments and, to a lesser extent, realized losses from the sale of equity investments during the period. During the 2021 three- and six-month periods, we recognized $9.2 million and $17.1 million of net investment gains, respectively, driven primarily by realized gains on the sale of certain available-for-sale fixed maturities and equity investments.

Other Income
Other income was $3.6 million and $5.7 million for the 2022 three- and six-month periods, respectively, as compared to $0.4 million and $2.2 million during the same respective periods of 2021. The increase in other income for the 2022 three- and six-month periods was driven by the effect of foreign currency exchange rate changes of $2.7 million and $3.1 million, respectively, related to foreign currency denominated loss reserves associated with premium assumed from an international medical professional liability insured in our Specialty P&C segment. We mitigate foreign exchange exposure by generally matching the currency and duration of associated investments to the corresponding loss reserves. In accordance with GAAP, the impact on the market value of available for sale fixed maturities due to changes in foreign currency exchange rates is reflected as part of OCI. Conversely, the impact of changes in foreign currency exchange rates on loss reserves is reflected through net income as a component of other income. The effect of exchange rate changes on foreign currency denominated loss reserves are reported in our Corporate segment to be consistent with the reporting of the foreign currency denominated invested assets and associated investment income.

Operating Expenses
Corporate segment operating expenses were comprised as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2022	2021	Change		2022	2021	Change
Operating expenses	$10,474	$8,075	$2,399	29.7%	$21,154	$16,866	$4,288	25.4%
Management fee offset	(1,455)	(2,146)	691	(32.2%)	(3,398)	(4,689)	1,291	(27.5%)
Total	$9,019	$5,929	$3,090	52.1%	$17,756	$12,177	$5,579	45.8%
Operating expenses increased $2.4 million and $4.3 million during the 2022 three- and six-month periods, respectively, as compared to the same respective periods of 2021 primarily due to an increase in compensation-related costs, professional fees and, for the 2022 six-month period, share-based compensation expenses. The increase in compensation-related costs during the 2022 three- and six-month periods was driven by an increase in segment headcount due to the addition of Corporate NORCAL employees. Subsequent to acquisition on May 5, 2021, compensation-related costs of all NORCAL employees were reported in our Specialty P&C segment. Beginning in 2022, compensation-related costs for Corporate NORCAL employees are reported in our Corporate segment. In addition, the increase in compensation-related costs also reflected higher amounts accrued for performance-related incentive plans due to our improved performance metrics. The increase in share-based compensation expense in the 2022 six-month period was attributable to the effect of the incorporation of certain NORCAL employees into our share-based compensation plans beginning in 2022.
Operating subsidiaries within our Specialty P&C segment and our Workers' Compensation Insurance segment are charged a management fee by the Corporate segment for services provided to these subsidiaries. The management fee is based on the extent to which services are provided to the subsidiary and the amount of premium written by the subsidiary. Under the arrangement, the expenses associated with such services are reported as expenses of the Corporate segment, and the management fees charged are reported as an offset to Corporate operating expenses. Fluctuations in the amount of premium written by each subsidiary can result in corresponding variations in the management fee charged to each subsidiary during a particular period. Due to continued organizational structure enhancements in our Specialty P&C segment during 2021 as well as operational alignments as a result of the integration of NORCAL, the extent to which services are provided exclusively by the Corporate segment to the operating subsidiaries within the Specialty P&C segment decreased further effective January 1, 2022. Accordingly, we reduced the fee charged to the operating subsidiaries within the Specialty P&C segment during the first quarter of 2022. Also effective January 1, 2022, the management agreement included the wholly owned operating subsidiaries of NORCAL contributing to $0.2 million and $0.8 million of additional management fees during the 2022 three- and six-month periods, respectively. There were no changes to the extent to which services are provided exclusively by the Corporate segment to the operating subsidiaries within our Workers' Compensation Insurance segment in 2022.

Interest Expense
Consolidated interest expense for the three and six months ended June 30, 2022 and 2021 was comprised as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2022	2021	Change		2022	2021	Change
Senior Notes due 2023	$3,357	$3,357	$—	—%	$6,714	$6,714	$—	—%
Contribution Certificates (including accretion)(1)	1,679	1,128	551	48.8%	3,532	1,128	2,404	213.1%
Revolving Credit Agreement (including fees and amortization)(2)	273	291	(18)	(6.2%)	519	506	13	2.6%
Mortgage Loans (including amortization)	—	217	(217)	nm	—	365	(365)	nm
(Gain)/loss on interest rate cap	(390)	183	(573)	313.1%	(1,405)	(324)	(1,081)	(333.6%)
Interest expense	$4,919	$5,176	$(257)	(5.0%)	$9,360	$8,389	$971	11.6%
(1) Includes accretion of approximately $0.4 million and $0.9 million for the three and six months ended June 30, 2022, respectively, as compared to approximately $0.2 million in each period of 2021, which is recorded as an increase to interest expense as a result of the difference between the recorded acquisition date fair value and the principal balance of the Contribution Certificates associated with our acquisition of NORCAL.

(2) There were no outstanding borrowings on our Revolving Credit Agreement during the three and six months ended June 30, 2022; interest expense primarily reflected unused commitment fees. The 2021 three- and six-month periods reflected an increase in weighted average outstanding borrowings which were $9.2 million and $4.6 million, respectively.

Consolidated interest expense remained relatively unchanged for the 2022 three-month period and increased for the 2022 six-month period as compared to the same respective periods of 2021. The increase in consolidated interest expense for the 2022 six-month period was driven by the Contribution Certificates associated with our acquisition of NORCAL on May 5, 2021 (see Note 2 of the Notes to Consolidated Financial Statements in our December 31, 2021 report on Form 10-K), partially offset by the change in fair value of our interest rate cap which was terminated during the second quarter of 2022. See further discussion of our interest rate cap agreement and outstanding debt in Note 2 and Note 7 of the Notes to Condensed Consolidated Financial Statements, respectively, and further discussion of our Contribution Certificates in Note 13 of the Notes to Consolidated Financial Statements in our December 31, 2021 report on Form 10-K.

Taxes
Tax expense allocated to our Corporate segment includes U.S. tax only, which would include U.S. tax expense incurred from our corporate membership in Lloyd's of London. Any U.K. tax expense incurred by the U.K. based subsidiaries of our Lloyd's Syndicates segment is allocated to that segment. The SPCs at Inova Re, one of our Cayman Islands reinsurance subsidiaries, have each made a 953(d) election under the U.S. Internal Revenue Code and are subject to U.S. federal income tax; therefore, tax expense allocated to our Corporate segment also includes tax expense incurred from any SPC at Inova Re in which we have a participation interest of 80% or greater as those SPCs are required to be included in our consolidated tax return. Consolidated tax expense (benefit) reflects the tax expense (benefit) of both segments and the tax impact of items excluded from segment reporting, as shown in the table below:

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2022	2021	2022	2021
Corporate segment income tax expense (benefit)	$(1,789)	$220	$(3,559)	$1,151
Income tax expense (benefit) - transaction-related costs*	(144)	(3,818)	(391)	(4,013)
Consolidated income tax expense (benefit)	$(1,933)	$(3,598)	$(3,950)	$(2,862)
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

Listed below are the primary factors affecting our consolidated effective tax rates for the three and six months ended June 30, 2022 and 2021. The comparability of each factor's impact on our effective tax rate is affected by the consolidated pre-tax loss recognized during the three and six months ended June 30, 2022 as compared to the consolidated pre-tax income recognized during the same respective periods of 2021. Factors that have the same directional impact on income tax expense in each period have an opposite impact on our effective tax rate due to the effective tax rate being calculated based upon a pre-tax loss during the three and six months ended June 30, 2022 versus the pre-tax income during the same respective periods of 2021. These factors include the following:

	Three Months Ended June 30
	2022		2021
($ in thousands)	Income tax (benefit) expense	Rate Impact	Income tax (benefit) expense	Rate Impact
Computed "expected" tax expense (benefit) at statutory rate	$(754)	21.0%	$18,575	21.0%
Tax-exempt income (1)	(381)	10.6%	(291)	(0.3%)
Tax credits	(1,198)	33.4%	(3,380)	(3.8%)
Non-U.S. operating results	(131)	3.7%	(895)	(1.1%)
Tax deficiency (excess tax benefit) on share-based compensation	1	—%	(17)	—%
Change in uncertain tax positions	19	(0.5%)	91	0.1%
Estimated annual tax rate differential (2)	—	—%	(2,087)	(2.4%)
Non-taxable gain on bargain purchase (3)	—	—%	(15,626)	(17.7%)
Other	511	(14.4%)	32	0.1%
Total income tax expense (benefit)	$(1,933)	53.8%	$(3,598)	(4.1%)

	Six Months Ended June 30
	2022		2021
($ in thousands)	Income tax (benefit) expense	Rate Impact	Income tax (benefit) expense	Rate Impact
Computed "expected" tax expense (benefit) at statutory rate	$(1,925)	21.0%	$20,354	21.0%
Tax-exempt income (1)	(476)	5.2%	(477)	(0.5%)
Tax credits	(2,403)	26.2%	(6,754)	(7.0%)
Non-U.S. operating results	(177)	2.0%	(292)	(0.3%)
Tax deficiency (excess tax benefit) on share-based compensation	341	(3.7%)	280	0.3%
Change in uncertain tax positions	40	(0.4%)	—	—%
Non-taxable gain on bargain purchase (3)	—	—%	(15,626)	(16.1%)
Other	650	(7.2%)	(347)	(0.4%)
Total income tax expense (benefit)	$(3,950)	43.1%	$(2,862)	(3.0%)
(1) Includes tax-exempt interest, dividends received deduction and change in cash surrender value of BOLI.
(2) During the second quarter of 2021, we reversed the estimated annual tax rate differential recorded for the three months ended March 31, 2021 as we utilized the discrete effective tax rate method for the six months ended June 30, 2021; therefore, there is no tax rate differential for the six-months ended June 30, 2021 (see further discussion on this method in the Critical Accounting Estimates section under the heading "Estimation of Taxes/Tax Credits").
(3) Represents the tax impact of the gain on bargain purchase as a result of our acquisition of NORCAL on May 5, 2021. See further discussion on the gain on bargain purchase in Note 2 of the Notes to Consolidated Financial Statements included in our December 31, 2021 report on Form 10-K.
For the three and six months ended June 30, 2022 and 2021 we utilized the discrete effective tax rate method for recording the provision (benefit) for income taxes which treats the income tax expense (benefit) for the period as if it were the income tax expense (benefit) for the full year and determines the income tax expense (benefit) on that basis (see further discussion on this method in the Critical Accounting Estimates section under the heading "Estimation of Taxes/Tax Credits"). Our effective tax rates for both the 2022 and 2021 three- and six-month periods were different from the statutory federal income tax rate of 21% due to the benefit recognized from the tax credits transferred to us from our tax credit partnership investments. We recognized tax credits of $1.2 million and $2.4 million during the three and six months ended June 30, 2022, respectively, as compared to $3.4 million and $6.8 million for the same respective periods of 2021. While projected tax credits for 2022 are less than 2021, they continue to have a significant impact on the effective tax rate for the 2022 three- and six-month periods. Additionally, our effective tax rates for the 2021 three- and six-month periods were different from the statutory federal income tax rate of 21% due to the gain on bargain purchase of $74.4 million related to the NORCAL acquisition, all of which was non-taxable. There were no other individually significant items impacting our effective tax rates for the 2022 and 2021 three- and six-month periods.

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
The following tables summarize estimated changes in the fair value of our available-for-sale fixed maturity securities for specific hypothetical changes in interest rates by asset class at June 30, 2022 and December 31, 2021. There are principally two factors that determine interest rates on a given security: changes in the level of yield curves and credit spreads. As different asset classes can be affected in different ways by movements in those two factors, we have separated our portfolio by asset class in the following tables.

	Interest Rate Shift in Basis Points
	June 30, 2022
($ in millions)	(200)	(100)	Current	100	200
Fair Value:
Fixed maturities, available-for-sale:
U.S. Treasury obligations	$239	$230	$222	$217	$209
U.S. Government-sponsored enterprise obligations	19	18	18	16	16
State and municipal bonds	514	493	473	471	451
Corporate debt	1,935	1,860	1,790	1,797	1,727
Asset-backed securities	1,095	1,063	1,029	1,061	1,026
Total fixed maturities, available-for-sale	$3,802	$3,664	$3,532	$3,562	$3,429

Duration:
Fixed maturities, available-for-sale:
U.S. Treasury obligations	3.82	3.79	3.71	3.64	3.58
U.S. Government-sponsored enterprise obligations	2.50	2.74	2.87	2.92	2.93
State and municipal bonds	3.99	4.09	4.23	4.37	4.45
Corporate debt	4.09	4.04	3.97	3.90	3.81
Asset-backed securities	2.79	2.97	3.13	3.20	3.21
Total fixed maturities, available-for-sale	3.68	3.71	3.74	3.74	3.70

	Interest Rate Shift in Basis Points
	December 31, 2021
($ in millions)	(200)	(100)	Current	100	200
Fair Value:
Fixed maturities, available-for-sale:
U.S. Treasury obligations	$260	$249	$239	$229	$219
U.S. Government-sponsored enterprise obligations	21	21	20	20	19
State and municipal bonds	564	541	519	498	478
Corporate debt	2,063	1,979	1,899	1,821	1,748
Asset-backed securities	1,211	1,186	1,157	1,123	1,087
Total fixed maturities, available-for-sale	$4,119	$3,976	$3,834	$3,691	$3,551

Duration:
Fixed maturities, available-for-sale:
U.S. Treasury obligations	4.42	4.33	4.25	4.18	4.10
U.S. Government-sponsored enterprise obligations	1.58	1.63	2.64	2.84	2.85
State and municipal bonds	4.22	4.20	4.26	4.36	4.49
Corporate debt	4.17	4.13	4.13	4.14	4.11
Asset-backed securities	2.33	2.25	2.67	3.13	3.39
Total fixed maturities, available-for-sale	3.64	3.58	3.71	3.86	3.93
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
At June 30, 2022, our fixed maturities portfolio includes fixed maturities classified as trading securities which do not have a significant amount of exposure to market interest rates or credit spreads.
Our cash and short-term investments at June 30, 2022 were carried at fair value which approximates their cost basis due to their short-term nature. Our cash and short-term investments lack significant interest rate sensitivity due to their short duration.
Debt
Our Revolving Credit Agreement is exposed to interest rate risk as it is LIBOR based and a 1% change in LIBOR will impact annual interest expense only to the extent that there is an outstanding balance. For every $100 million drawn on our Revolving Credit Agreement, a 1% change in interest rates will change our annual interest expense by $1 million. Any outstanding balances on the Revolving Credit Agreement can be repaid on each maturity date, which has typically ranged from one to three months. As of June 30, 2022, no borrowings were outstanding under our Revolving Credit Agreement.
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
As of June 30, 2022, 92% of our fixed maturity securities were rated investment grade as determined by NRSROs, such as Fitch, Moody’s and Standard & Poor’s. We believe that this concentration in investment grade securities reduces our exposure to credit risk on our fixed income investments to an acceptable level. However, investment grade securities, in spite of their rating, can rapidly deteriorate and result in significant losses. Ratings published by the NRSROs are one of the tools used to evaluate the creditworthiness of our securities. The ratings reflect the subjective opinion of the rating agencies as to the creditworthiness of the securities; therefore, we may be subject to additional credit exposure should the ratings prove to be unreliable.
We also have exposure to credit risk related to our premiums receivable and receivables from reinsurers; however, to-date we have not experienced any significant amount of credit losses. At June 30, 2022, our premiums receivable was approximately $245 million, net of an allowance for expected credit losses of approximately $8 million. See Note 1 of the Notes to Consolidated Financial Statements in our December 31, 2021 report on Form 10-K for further information on our allowance for expected credit losses related to our premiums receivable. Our receivables from reinsurers (with regard to both paid and unpaid losses) approximated $484 million at June 30, 2022 and $466 million at December 31, 2021. We monitor the credit risk associated with our reinsurers using publicly available financial and rating agency data. We have not historically experienced material credit losses due to the financial condition of a reinsurer, and as of June 30, 2022 our expected credit losses associated with our receivables from reinsurers were nominal in amount.

ITEM 4. CONTROLS AND PROCEDURES.
The principal executive officer and principal financial officer of the Company participated in management’s evaluation of our disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of June 30, 2022. ProAssurance’s disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on that evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(a)Not applicable.
(b)Not applicable.
(c)Information required by Item 703 of Regulation S-K.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs* (In thousands)
April 1 - April 30, 2022	—	N/A	—	$109,643
May 1 - May 31, 2022	—	N/A	—	$109,643
June 1 - June 30, 2022	—	N/A	—	$109,643
Total	—	$—	—
*Under its current plan begun in November 2010, the Board has authorized $600 million for the repurchase of common shares or the retirement of outstanding debt. This is ProAssurance’s only plan for the repurchase of common shares, and the plan has no expiration date.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1	Amendment to Facility Agreement effective July 1, 2022, between ProAssurance and the Premiums Trust Fund of Syndicate 1729

31.1	Certification of Principal Executive Officer of ProAssurance as required under SEC rule 13a-14(a).

31.2	Certification of Principal Financial and Accounting Officer of ProAssurance as required under SEC rule 13a-14(a).

32.1	Certification of Principal Executive Officer of ProAssurance as required under SEC Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as amended (18 U.S.C. 1350).

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
August 8, 2022

/s/ Dana S. Hendricks
Dana S. Hendricks
Chief Financial Officer
(Duly authorized officer and principal financial officer)