Form 10-Q
period 2023-03-31
PROASSURANCE CORP
filed 2023-05-09
CIK 1127703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023 or

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
As of May 4, 2023, there were 54,027,685 shares of the registrant’s common stock outstanding.

Glossary of Terms and Acronyms

When the following terms and acronyms appear in the text of this report, they have the meanings indicated below.

Term	Meaning
AAD	Annual aggregate deductible
AOCI	Accumulated other comprehensive income (loss)
Board	Board of Directors of ProAssurance Corporation
BOLI	Business owned life insurance
CARES Act	Coronavirus Aid, Relief and Economic Security Act
Council of Lloyd's	The governing body for Lloyd's of London
CODM	Chief Operating Decision Maker
COVID-19	Coronavirus Disease 2019
DDR	Death, disability and retirement
DPAC	Deferred policy acquisition costs
Eastern Re	Eastern Re, LTD, S.P.C.
EBUB	Earned but unbilled premium
ECO/XPL	Extra-contractual obligations/excess of policy limit claims
ERC	Employee Retention Credit
FAL	Funds at Lloyd's
FASB	Financial Accounting Standards Board
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FNMA	Federal National Mortgage Association
GAAP	Generally accepted accounting principles in the United States of America
GNMA	Government National Mortgage Association
HCPL	Healthcare professional liability
IBNR	Incurred but not reported
Inova Re	Inova Re, LTD, S.P.C.
Interest Rate Swaps	ProAssurance's two forward-starting interest rate swap agreements associated with its Revolving Credit Agreement and Term Loan
IRS	Internal Revenue Service
LIBOR	London Interbank Offered Rate
LLC	Limited liability company
Lloyd's	Lloyd's of London market
LP	Limited partnership
Medical Technology Liability	Medical technology and life sciences products liability
NAV	Net asset value
NOL	Net operating loss
NORCAL	NORCAL Insurance Company, formerly known as NORCAL Mutual Insurance Company
NRSRO	Nationally recognized statistical rating organization
NYSE	New York Stock Exchange
OCI	Other comprehensive income (loss)
PCAOB	Public Company Accounting Oversight Board
PPM RRG	Preferred Physicians Medical Risk Retention Group, a Mutual Insurance Company
Revolving Credit Agreement	ProAssurance's $250 million revolving credit agreement
ROE	Return on equity
ROU	Right-of-use
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
SPC	Segregated portfolio cell

Term	Meaning
Specialty P&C	Specialty Property and Casualty
Syndicate 1729	Lloyd's of London Syndicate 1729
Syndicate 6131	Lloyd's of London Syndicate 6131 was a Special Purpose Arrangement with Lloyd's of London Syndicate 1729.
Syndicate Credit Agreement	Unconditional revolving credit agreement with the Premium Trust Fund of Syndicate 1729
TCJA	Tax Cuts and Jobs Act H.R.1 of 2017
Term Loan	ProAssurance's $125 million delayed draw term loan
U.K.	United Kingdom of Great Britain and Northern Ireland
ULAE	Unallocated loss adjustment expenses
VIE	Variable interest entity
VOBA	Value of business acquired

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
Our results may differ materially from those we expect and discuss in any forward-looking statements. The principal risk factors that may cause these material differences are described in "Item 1A, Risk Factors" in our December 31, 2022 report on Form 10-K and other documents we file with the SEC, such as our quarterly reports on Form 10-Q.
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

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share data)

	March 31, 2023	December 31, 2022
Assets
Investments
Fixed maturities, available-for-sale, at fair value (amortized cost, $3,796,870 and $3,852,411, respectively; allowance for expected credit losses, $424 as of March 31, 2023 and $427 as of December 31, 2022)	$3,470,027	$3,472,472
Fixed maturities, trading, at fair value (cost, $45,869 and $45,048, respectively)	44,818	43,434
Equity investments, at fair value (cost, $161,814 and $162,429, respectively)	146,868	143,738
Short-term investments	251,027	245,313
Business owned life insurance	82,402	81,746
Investment in unconsolidated subsidiaries	297,537	305,210
Other investments (at fair value, $85,938 and $92,447, respectively, otherwise at cost or amortized cost)	88,969	95,770
Total Investments	4,381,648	4,387,683
Cash and cash equivalents	56,434	29,959
Premiums receivable (allowance for expected credit losses, $7,897 as of March 31, 2023 and $7,658 as of December 31, 2022)	266,631	246,094
Receivable from reinsurers on paid losses and loss adjustment expenses	14,370	15,313
Receivable from reinsurers on unpaid losses and loss adjustment expenses	447,693	431,889
Prepaid reinsurance premiums	34,662	29,120
Deferred policy acquisition costs	63,978	58,148
Deferred tax asset, net	202,056	209,535
Real estate, net	30,435	29,968
Operating lease ROU assets	17,992	18,987
Intangible assets, net	65,203	66,835
Goodwill	49,610	49,610
Other assets	117,151	126,858
Total Assets	$5,747,863	$5,699,999
Liabilities and Shareholders' Equity
Liabilities
Policy liabilities and accruals
Reserve for losses and loss adjustment expenses	$3,469,279	$3,471,147
Unearned premiums	473,696	422,950
Reinsurance premiums payable	26,370	28,514
Total Policy Liabilities and Accruals	3,969,345	3,922,611
Operating lease liabilities	18,969	20,008
Other liabilities	193,733	226,379
Debt less unamortized debt issuance costs	427,526	426,983
Total Liabilities	4,609,573	4,595,981
Shareholders' Equity
Common shares (par value $0.01 per share, 100,000,000 shares authorized, 63,491,323 and 63,427,796 shares issued, respectively)	635	634
Additional paid-in capital	398,436	397,919
Accumulated other comprehensive income (loss) (net of deferred tax expense (benefit) of ($70,025) and ($80,810), respectively)	(255,978)	(298,607)
Retained earnings	1,414,411	1,423,286
Treasury shares, at cost (9,464,160 shares as of each respective period end)	(419,214)	(419,214)
Total Shareholders' Equity	1,138,290	1,104,018
Total Liabilities and Shareholders' Equity	$5,747,863	$5,699,999
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Changes in Capital (Unaudited)
(In thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2022	$634	$397,919	$(298,607)	$1,423,286	$(419,214)	$1,104,018
Common shares issued for compensation	—	10	—	—	—	10
Share-based compensation	—	1,146	—	—	—	1,146
Net effect of restricted and performance shares issued	1	(639)	—	—	—	(638)
Dividends to shareholders	—	—	—	(2,701)	—	(2,701)
Other comprehensive income (loss)	—	—	42,629	—	—	42,629
Net income (loss)	—	—	—	(6,174)	—	(6,174)
Balance at March 31, 2023	$635	$398,436	$(255,978)	$1,414,411	$(419,214)	$1,138,290

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2021	$633	$392,941	$16,284	$1,434,491	$(415,962)	$1,428,387
Common shares issued for compensation	—	7	—	—	—	7
Share-based compensation	—	1,342	—	—	—	1,342
Net effect of restricted and performance shares issued	1	(857)	—	—	—	(856)
Dividends to shareholders	—	—	—	(2,702)	—	(2,702)
Other comprehensive income (loss)	—	—	(140,850)	—	—	(140,850)
Net income (loss)	—	—	—	(3,560)	—	(3,560)
Balance at March 31, 2022	$634	$393,433	$(124,566)	$1,428,229	$(415,962)	$1,281,768
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31
	2023	2022
Revenues
Net premiums earned	$239,787	$265,711
Net investment income	30,310	20,443
Equity in earnings (loss) of unconsolidated subsidiaries	(1,121)	7,620
Net investment gains (losses):
Impairment losses	(2,933)	—
Portion of impairment losses recognized in other comprehensive income (loss) before taxes	—	—
Net impairment losses recognized in earnings	(2,933)	—
Other net investment gains (losses)	5,845	(13,506)
Total net investment gains (losses)	2,912	(13,506)
Other income	787	2,804
Total revenues	272,675	283,072
Expenses
Net losses and loss adjustment expenses	205,296	209,423
Underwriting, policy acquisition and operating expenses:
Operating expense	35,084	38,810
DPAC amortization	32,704	32,966
SPC U.S. federal income tax expense	532	642
SPC dividend expense (income)	1,942	2,367
Interest expense	5,463	4,441
Total expenses	281,021	288,649
Income (loss) before income taxes	(8,346)	(5,577)
Provision for income taxes:
Current expense (benefit)	458	(607)
Deferred expense (benefit)	(2,630)	(1,410)
Total income tax expense (benefit)	(2,172)	(2,017)
Net income (loss)	(6,174)	(3,560)
Other comprehensive income (loss), after tax, net of reclassification adjustments	42,629	(140,850)
Comprehensive income (loss)	$36,455	$(144,410)
Earnings (loss) per share:
Basic	$(0.11)	$(0.07)
Diluted	$(0.11)	$(0.07)
Weighted average number of common shares outstanding:
Basic	53,987	54,012
Diluted	54,117	54,143
Cash dividends declared per common share	$0.05	$0.05
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended March 31
	2023	2022
Operating Activities
Net income (loss)	$(6,174)	$(3,560)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization, net of accretion	7,677	10,350
(Increase) decrease in cash surrender value of BOLI	(656)	888
Net investment (gains) losses	(2,912)	13,506
Share-based compensation	1,146	1,343
Deferred income tax expense (benefit)	(2,630)	(1,410)
Policy acquisition costs, net of amortization (net deferral)	(5,830)	(6,551)
Equity in (earnings) loss of unconsolidated subsidiaries	1,121	(7,620)
Distributed earnings from unconsolidated subsidiaries	3,176	14,176
Other, net	(35)	(1,056)
Change in:
Premiums receivable	(20,537)	(19,834)
Reinsurance related assets and liabilities	(22,547)	(18,113)
Other assets	163	12,367
Reserve for losses and loss adjustment expenses	(1,868)	23,306
Unearned premiums	50,746	52,732
Other liabilities	(30,683)	(56,259)
Net cash provided (used) by operating activities	(29,843)	14,265
Investing Activities
Purchases of:
Fixed maturities, available-for-sale	(68,755)	(231,557)
Equity investments	(170)	(28,129)
Other investments	(11,749)	(12,757)
Investment in unconsolidated subsidiaries	(9,381)	(9,685)
Proceeds from sales or maturities of:
Fixed maturities, available-for-sale	119,447	176,820
Equity investments	868	27,305
Other investments	18,338	9,205
Net sales or (purchases) of fixed maturities, trading	(1,395)	(6,119)
Return of invested capital from unconsolidated subsidiaries	12,756	17,302
Net sales or maturities (purchases) of short-term investments	(5,432)	(16,632)
Unsettled security transactions, net change	3,407	(2,076)
Purchases of capital assets	(930)	(811)
Other	2,659	—
Net cash provided (used) by investing activities	59,663	(77,134)
Financing Activities
Dividends to shareholders	(2,688)	(2,691)
Capital contribution received from (return of capital to) external segregated portfolio cell participants	(18)	(5,085)
Other	(639)	(856)
Net cash provided (used) by financing activities	(3,345)	(8,632)
Increase (decrease) in cash and cash equivalents	26,475	(71,501)
Cash and cash equivalents at beginning of period	29,959	143,602
Cash and cash equivalents at end of period	$56,434	$72,101
Significant Non-Cash Transactions
Dividends declared and not yet paid	$2,701	$2,702
Increase (decrease) in fair value of contingent consideration issued in NORCAL acquisition	$(2,000)	$—
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2023

1. Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of ProAssurance Corporation, its wholly owned subsidiaries and VIEs in which ProAssurance is the primary beneficiary (ProAssurance, PRA or the Company). See Note 9 for more information on ProAssurance's VIE interests. The financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring adjustments, have been included. ProAssurance’s results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes contained in ProAssurance’s December 31, 2022 report on Form 10-K.
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
The significant accounting policies followed by ProAssurance in making estimates that materially affect financial reporting are summarized in Note 1 of the Notes to Consolidated Financial Statements in ProAssurance’s December 31, 2022 report on Form 10-K.
Accounting Changes Adopted
Reference Rate Reform - Deferral of LIBOR Sunset Date (ASU 2022-06)
Effective for fiscal years beginning after December 31, 2022 and interim periods within those fiscal years, the FASB amended guidance which defers the LIBOR transition date from December 31, 2022 to December 31, 2024. ProAssurance has exposure to LIBOR in its available-for-sale fixed maturities portfolio which represented approximately 6% of total investments, or $246 million as of March 31, 2023; 63% of these investments with exposure to LIBOR were issued since 2020 and include provisions for an alternative benchmark rate. ProAssurance adopted the guidance beginning January 1, 2023, and adoption had no material effect on ProAssurance's results of operations, financial position or cash flows.
Accounting Changes Not Yet Adopted
ProAssurance is not aware of any accounting changes not yet adopted as of March 31, 2023 that could have a material impact on its results of operations, financial position or cash flows.
Employee Retention Credit
In response to COVID-19, the CARES Act was signed into law on March 27, 2020 and contains several provisions for corporations, including the initial version of the ERC. In December 2020 and March 2021, the ERC was extended and expanded from 50% of qualified wages to 70%. The 2020 rules limited qualified wages to $10,000 per employee and applied to employers with 100 or fewer full-time employees in 2019. The rules were expanded in 2021 to raise the qualified wage limit to $10,000 per employee, per quarter. As an eligible employer, NORCAL expects to file a claim during 2023 for a payroll tax refund of approximately $3.8 million. The Company recorded the expected payroll tax refund as a component of operating expenses on the Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2023 and as a component of other assets on the Condensed Consolidated Balance Sheets as of March 31, 2023.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2023
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
Fair values of assets measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 are shown in the following tables. Where applicable, the tables also indicate the fair value hierarchy of the valuation techniques utilized to determine those fair values. For some assets, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. When this is the case, the asset is categorized based on the level of the most significant input to the fair value measurement. Assessments of the significance of a particular input to the fair value measurement require judgment and consideration of factors specific to the assets being valued. For more information on the valuation methodologies used regarding securities in the Level 2 and Level 3 categories, see Note 3 of the Notes to Consolidated Financial Statements in ProAssurance’s December 31, 2022 report on Form 10-K.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2023

	March 31, 2023
	Fair Value Measurements Using			Total
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Fixed maturities, available-for-sale
U.S. Treasury obligations	$—	$233,026	$—	$233,026
U.S. Government-sponsored enterprise obligations	—	19,147	—	19,147
State and municipal bonds	—	450,220	—	450,220
Corporate debt, multiple observable inputs	—	1,675,524	—	1,675,524
Corporate debt, limited observable inputs	—	—	76,157	76,157
Residential mortgage-backed securities	—	391,834	289	392,123
Agency commercial mortgage-backed securities	—	9,607	—	9,607
Other commercial mortgage-backed securities	—	197,146	—	197,146
Other asset-backed securities	—	412,312	4,765	417,077
Fixed maturities, trading	—	44,818	—	44,818
Equity investments
Financial	9,924	2,232	300	12,456
Utilities/Energy	956	—	—	956
Industrial	—	—	2,500	2,500
Bond funds	114,618	—	—	114,618
All other	16,338	—	—	16,338
Short-term investments	156,871	94,156	—	251,027
Other investments	1,914	83,524	500	85,938
Total assets categorized within the fair value hierarchy	$300,621	$3,613,546	$84,511	3,998,678
Assets carried at NAV, which approximates fair value and which are not categorized within the fair value hierarchy, reported as a part of:
Investment in unconsolidated subsidiaries				259,530
Total assets at fair value				$4,258,208

Liabilities:
Other liabilities	$—	$—	$13,000	$13,000
Total liabilities categorized within the fair value hierarchy	$—	$—	$13,000	$13,000

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2023

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

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2023
Level 3 Valuations
See Note 3 of the Notes to Consolidated Financial Statements in ProAssurance’s December 31, 2022 report on Form 10-K for a summary description of the valuation methodologies used regarding securities in the Level 3 category, by security type.
Quantitative Information Regarding Level 3 Valuations
Below is a quantitative information regarding securities in the Level 3 category, by security type:

	Fair Value at
($ in thousands)	March 31, 2023	December 31, 2022	Valuation Technique	Unobservable Input	Range (Weighted Average)
Assets:
Corporate debt, limited observable inputs	$76,157	$63,973	Market Comparable Securities	Comparability Adjustment	0% - 5% (2.5%)
			Discounted Cash Flows	Comparability Adjustment	0% - 5% (2.5%)
Residential mortgage-backed securities	$289	$249	Market Comparable Securities	Comparability Adjustment	0% - 5% (2.5%)
			Discounted Cash Flows	Comparability Adjustment	0% - 5% (2.5%)
Other asset-backed securities	$4,765	$2,705	Market Comparable Securities	Comparability Adjustment	0% - 5% (2.5%)
			Discounted Cash Flows	Comparability Adjustment	0% - 5% (2.5%)
Equity investments	$2,800	$2,803	Discounted Cash Flows	Comparability Adjustment	0% - 10% (5%)
Other investments	$500	$1,783	Discounted Cash Flows	Comparability Adjustment	0% - 10% (5%)
Liabilities:
Other liabilities	$13,000	$15,000	Stochastic Model/Discounted Cash Flows	Weighted Average Cost of Capital	0% - 10% (9%)
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
March 31, 2023
Fair Value Measurements - Level 3 Assets & Liabilities
The following tables present summary information regarding changes in the fair value of assets and liabilities measured using Level 3 inputs.

	March 31, 2023
	Level 3 Fair Value Measurements
	Assets					Liabilities
(In thousands)	Corporate Debt	Asset-backed Securities	Equity Investments	Other Investments	Total Assets	Other Liabilities	Total Liabilities
Balance, December 31, 2022	$63,973	$2,954	$2,803	$1,783	$71,513	$(15,000)	$(15,000)
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Net investment gains (losses)	16	—	(3)	—	13	1,000	1,000
Operating expense	—	—	—	—	—	1,000	1,000
Included in other comprehensive income (loss)	209	39	—	—	248	—	—
Purchases	6,322	1,863	—	—	8,185	—	—
Sales	(432)	—	—	—	(432)	—	—
Transfers in	11,220	1,779	—	—	12,999	—	—
Transfers out	(5,151)	(1,581)	—	(1,283)	(8,015)	—	—
Balance, March 31, 2023	$76,157	$5,054	$2,800	$500	$84,511	$(13,000)	$(13,000)
Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets and liabilities held at period-end	$—	$—	$(3)	$—	$(3)	$—	$—

	March 31, 2022
	Level 3 Fair Value Measurements
	Assets					Liabilities
(In thousands)	Corporate Debt	Asset-backed Securities	Equity Investments	Other Investments	Total Assets	Other Liabilities	Total Liabilities
Balance, December 31, 2021	$47,129	$6,502	$2,500	$1,434	$57,565	$(24,000)	$(24,000)
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Net investment income (loss)	—	1	—	—	1	—	—
Net investment gains (losses)	—	—	—	110	110	—	—
Included in other comprehensive income (loss)	(993)	(260)	—	—	(1,253)	—	—
Purchases	9,711	5,585	—	1,483	16,779	—	—
Sales	(1,019)	(5)	—	(116)	(1,140)	—	—
Transfers in	1,000	—	—	529	1,529	—	—
Transfers out	(2,503)	(2,520)	—	—	(5,023)	—	—
Balance, March 31, 2022	$53,325	$9,303	$2,500	$3,440	$68,568	$(24,000)	$(24,000)
Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets and liabilities held at period-end	$—	$—	$—	$64	$64	$—	$—

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2023
Transfers
Transfers shown in the preceding Level 3 tables were as of the end of the period in which the transfer occurred. All transfers were to or from Level 2.
All transfers in and out of Level 3 during the three months ended March 31, 2023 and 2022 related to securities held for which the level of market activity for identical or nearly identical securities varies from period to period. The securities were valued using multiple observable inputs when those inputs were available; otherwise the securities were valued using limited observable inputs.
Fair Values Not Categorized
At March 31, 2023 and December 31, 2022, certain LPs/LLCs and investment funds measure fund assets at fair value on a recurring basis and provide a NAV for ProAssurance's interest. The carrying value of these interests is based on the NAV provided and was considered to approximate the fair value of the interests. For investment in unconsolidated subsidiaries, ProAssurance recognizes any changes in the NAV of its interests in equity in earnings (loss) of unconsolidated subsidiaries during the period of change. In accordance with GAAP, the fair value of these investments was not classified within the fair value hierarchy. The amount of ProAssurance's unfunded commitments related to these investments as of March 31, 2023 and fair values of these investments as of March 31, 2023 and December 31, 2022 were as follows:

	Unfunded Commitments	Fair Value
(In thousands)	March 31, 2023	March 31, 2023	December 31, 2022
Investment in unconsolidated subsidiaries:
Private debt funds (1)	$1,958	$19,731	$19,620
Long/short equity funds (2)	None	4,611	5,089
Non-public equity funds (3)	$49,373	142,438	144,560
Credit funds (4)	$34,482	49,600	49,245
Strategy focused funds (5)	$14,162	43,150	43,971
Total investments carried at NAV		$259,530	$262,485
Below is additional information regarding each of the investments listed in the table above as of March 31, 2023.
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
(2)This investment is comprised of one LP fund, which holds long and short publicly traded securities that will passively generate income. Redemptions are permitted with 30 days written notice if outside of a lock-up period.
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
March 31, 2023
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
Nonrecurring Fair Value Measurement
ProAssurance did not have any assets or liabilities that were measured at fair value on a nonrecurring basis at March 31, 2023 or December 31, 2022.
Financial Instruments - Methodologies Other Than Fair Value
The following table provides the estimated fair value of the Company's financial instruments that, in accordance with GAAP for the type of investment, are measured using a methodology other than fair value. Fair values provided primarily fall within the Level 3 fair value category.

	March 31, 2023		December 31, 2022
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
BOLI	$82,402	$82,402	$81,746	$81,746
Other investments	$3,031	$3,031	$3,322	$3,322
Other assets	$29,804	$29,776	$28,819	$28,790
Financial liabilities:
Senior notes due 2023*	$250,000	$248,668	$250,000	$248,153
Contribution Certificates	$177,974	$141,551	$177,525	$134,479
Other liabilities	$28,560	$28,560	$27,905	$27,905
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
Other assets and other liabilities primarily consisted of related investment assets and liabilities associated with funded deferred compensation agreements. The fair value of the funded deferred compensation assets was based upon quoted market prices, which is categorized as a Level 1 valuation, and had a fair value of $28.9 million and $27.9 million at March 31, 2023 and December 31, 2022, respectively. Other assets also included an unsecured note receivable. The fair value of the note receivable was based on the present value of expected cash flows from the note receivable, discounted at market rates on the valuation date for receivables with similar credit standings and similar payment structures. Other liabilities primarily consisted of liabilities associated with funded deferred compensation agreements. The reported balance is determined based on the amount of elective deferrals and employer contributions adjusted for periodic changes in the fair value of the participant balances based on the performance of the funds selected by the participants and had a fair value of $28.6 million and $27.9 million at March 31, 2023 and December 31, 2022, respectively.
The fair value of the debt, excluding the Contribution Certificates, was estimated based on the present value of expected future cash outflows, discounted at rates available on the valuation date for similar debt issued by entities with a similar credit standing to ProAssurance.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2023
The fair value of the Contribution Certificates was estimated based on a binomial option pricing model. The Contribution Certificates were a portion of the purchase consideration for the NORCAL acquisition and were issued to certain NORCAL policyholders in the conversion, and those instruments are an obligation of NORCAL Insurance Company, the successor of NORCAL Mutual Insurance Company (see Note 2 and Note 11 of the Notes to Consolidated Financial Statements in ProAssurance's December 31, 2022 report on Form 10-K for further discussion of the terms of the Contribution Certificates).

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2023
3. Investments
Available-for-sale fixed maturities at March 31, 2023 and December 31, 2022 included the following:

	March 31, 2023
(In thousands)	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities, available-for-sale
U.S. Treasury obligations	$251,162	$—	$297	$18,433	$233,026
U.S. Government-sponsored enterprise obligations	20,466	—	5	1,324	19,147
State and municipal bonds	485,284	—	460	35,524	450,220
Corporate debt	1,925,268	—	1,267	174,854	1,751,681
Residential mortgage-backed securities	446,317	227	1,047	55,014	392,123
Agency commercial mortgage-backed securities	10,488	—	—	881	9,607
Other commercial mortgage-backed securities	218,754	—	55	21,663	197,146
Other asset-backed securities	439,131	197	538	22,395	417,077
	$3,796,870	$424	$3,669	$330,088	$3,470,027

	December 31, 2022
(In thousands)	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities, available-for-sale
U.S. Treasury obligations	$243,999	$—	$8	$22,399	$221,608
U.S. Government-sponsored enterprise obligations	21,562	—	—	1,628	19,934
State and municipal bonds	483,584	—	177	44,311	439,450
Corporate debt	1,980,579	—	735	199,862	1,781,452
Residential mortgage-backed securities	450,870	229	555	61,656	389,540
Agency commercial mortgage-backed securities	10,576	—	—	872	9,704
Other commercial mortgage-backed securities	217,021	—	63	22,994	194,090
Other asset-backed securities	444,220	198	289	27,617	416,694
	$3,852,411	$427	$1,827	$381,339	$3,472,472

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2023
The recorded cost basis and estimated fair value of available-for-sale fixed maturities at March 31, 2023, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total Fair Value
Fixed maturities, available-for-sale
U.S. Treasury obligations	$251,162	$22,216	$173,595	$34,426	$2,789	$233,026
U.S. Government-sponsored enterprise obligations	20,466	2,786	12,184	4,177	—	19,147
State and municipal bonds	485,284	36,714	149,950	151,348	112,208	450,220
Corporate debt	1,925,268	195,164	847,544	618,778	90,195	1,751,681
Residential mortgage-backed securities	446,317					392,123
Agency commercial mortgage-backed securities	10,488					9,607
Other commercial mortgage-backed securities	218,754					197,146
Other asset-backed securities	439,131					417,077
	$3,796,870					$3,470,027
Excluding obligations of the U.S. Government, U.S. Government-sponsored enterprises and a U.S. Government obligations money market fund, no investment in any entity or its affiliates exceeded 10% of shareholders’ equity at March 31, 2023.
Cash and securities with a carrying value of $54.3 million at March 31, 2023 were on deposit with various state insurance departments to meet regulatory requirements. ProAssurance also held securities with a carrying value of $31.6 million at March 31, 2023 that are pledged as collateral security for advances under the Company's borrowing relationships with FHLBs.
As a member of Lloyd's, ProAssurance is required to maintain capital at Lloyd's, referred to as FAL, to support underwriting by Syndicate 1729. At March 31, 2023, ProAssurance's FAL investments were comprised of available-for-sale fixed maturities with a fair value of $20.5 million and cash and cash equivalents of $4.6 million on deposit with Lloyd's in order to satisfy these FAL requirements.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2023
Investments Held in a Loss Position
The following tables provide summarized information with respect to investments held in an unrealized loss position at March 31, 2023 and December 31, 2022, including the length of time the investment had been held in a continuous unrealized loss position.

	March 31, 2023
	Total		Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Loss	Value	Loss	Value	Loss
Fixed maturities, available-for-sale
U.S. Treasury obligations	$219,842	$18,433	$30,688	$769	$189,154	$17,664
U.S. Government-sponsored enterprise obligations	18,849	1,324	7,044	490	11,805	834
State and municipal bonds	421,764	35,524	80,956	2,651	340,808	32,873
Corporate debt	1,650,437	174,854	313,062	11,674	1,337,375	163,180
Residential mortgage-backed securities	348,127	55,014	86,565	7,891	261,562	47,123
Agency commercial mortgage-backed securities	9,607	881	1,983	78	7,624	803
Other commercial mortgage-backed securities	195,923	21,663	21,224	690	174,699	20,973
Other asset-backed securities	374,159	22,395	53,135	1,449	321,024	20,946
	$3,238,708	$330,088	$594,657	$25,692	$2,644,051	$304,396

	December 31, 2022
	Total		Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Loss	Value	Loss	Value	Loss
Fixed maturities, available-for-sale
U.S. Treasury obligations	$220,991	$22,399	$53,199	$2,393	$167,792	$20,006
U.S. Government-sponsored enterprise obligations	19,934	1,628	8,082	663	11,852	965
State and municipal bonds	421,769	44,311	177,393	12,352	244,376	31,959
Corporate debt	1,708,529	199,862	687,947	42,977	1,020,582	156,885
Residential mortgage-backed securities	363,945	61,656	155,212	15,275	208,733	46,381
Agency commercial mortgage-backed securities	9,704	872	3,086	110	6,618	762
Other commercial mortgage-backed securities	192,359	22,994	53,270	4,087	139,089	18,907
Other asset-backed securities	396,452	27,617	162,192	7,050	234,260	20,567
	$3,333,683	$381,339	$1,300,381	$84,907	$2,033,302	$296,432
As of March 31, 2023, excluding U.S. Government or U.S. Government-sponsored enterprise obligations, there were 2,809 debt securities (72.6% of all available-for-sale fixed maturity securities held) in an unrealized loss position representing 1,416 issuers. The greatest and second greatest unrealized loss positions among those securities were approximately $5.2 million and $3.5 million, respectively. The securities were evaluated for impairment as of March 31, 2023.
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

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2023
Each quarter, ProAssurance performs a detailed analysis for the purpose of assessing whether any of the securities it holds in an unrealized loss position has suffered an impairment due to credit or non-credit factors. A detailed discussion of the factors considered in the assessment is included in Note 1 of the Notes to Consolidated Financial Statements in ProAssurance's December 31, 2022 report on Form 10-K.
Fixed maturity securities held in an unrealized loss position at March 31, 2023, excluding asset-backed securities, have paid all scheduled contractual payments and are expected to continue. Expected future cash flows of asset-backed securities, excluding those issued by GNMA, FNMA and FHLMC, held in an unrealized loss position were estimated as part of the March 31, 2023 impairment evaluation using the most recently available six-month historical performance data for the collateral (loans) underlying the security or, if historical data was not available, sector based assumptions, and equaled or exceeded the current amortized cost basis of the security.
The following table presents a roll forward of the allowance for expected credit losses on available-for-sale fixed maturities for the three months ended March 31, 2023. There was no allowance for expected credit losses for the three months ended March 31, 2022.

	Three Months Ended March 31, 2023
(In thousands)	Residential mortgage-backed securities	Other asset-backed securities	Total
Balance, at December 31, 2022	$229	$198	$427
Reductions related to:
Securities sold during the period	(2)	(1)	(3)
Balance, at March 31, 2023	$227	$197	$424
Other information regarding sales and purchases of fixed maturity available-for-sale securities is as follows:

	Three Months Ended March 31
(In millions)	2023	2022
Proceeds from sales (exclusive of maturities and paydowns)	$3.8	$63.5
Purchases	$68.8	$231.6
Net Investment Income
Net investment income (loss) by investment category was as follows:

	Three Months Ended March 31
(In thousands)	2023	2022
Fixed maturities	$27,327	$21,544
Equities	807	701
Short-term investments, including Other	3,350	426
BOLI	657	(47)
Investment fees and expenses	(1,831)	(2,181)
Net investment income	$30,310	$20,443
Investment in Unconsolidated Subsidiaries
ProAssurance's investment in unconsolidated subsidiaries were as follows:

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2023

	March 31, 2023	Carrying Value
(In thousands)	Percentage Ownership	March 31, 2023	December 31, 2022
Qualified affordable housing project tax credit partnerships	See below	$2,727	$4,088
All other investments, primarily investment fund LPs/LLCs	See below	294,810	301,122
		$297,537	$305,210
Qualified affordable housing project tax credit partnership interests held by ProAssurance generate investment returns by providing tax benefits to fund investors in the form of tax credits and project operating losses. The carrying value of these investments reflects ProAssurance's total commitments (both funded and unfunded) to the partnerships, less any amortization. At March 31, 2023 and December 31, 2022, ProAssurance did not have an ownership percentage greater than 20% in any tax credit partnership interests. ProAssurance's ownership percentage relative to the tax credit partnership interests is less than 20%; these interests had a carrying value of $2.7 million at March 31, 2023 and $4.1 million at December 31, 2022. Since ProAssurance has the ability to exert influence over the partnerships but does not control them, all are accounted for using the equity method. See further discussion of the entities in which ProAssurance holds passive interests in Note 9.
ProAssurance holds interests in investment fund LPs/LLCs and other equity method investments and LPs/LLCs which are not considered to be investment funds. ProAssurance's ownership percentage relative to four and three of the LPs/LLCs is greater than 25% at March 31, 2023 and December 31, 2022, respectively, which is likely to be reduced as the funds mature and other investors participate in the funds; these investments had a carrying value of $46.0 million at March 31, 2023 and $36.0 million at December 31, 2022. ProAssurance's ownership percentage relative to the remaining investments and LPs/LLCs is less than 25%; these interests had a carrying value of $248.8 million at March 31, 2023 and $265.1 million at December 31, 2022. ProAssurance does not have the ability to exert control over any of these funds.
Equity in Earnings (Loss) of Unconsolidated Subsidiaries
Equity in earnings (loss) of unconsolidated subsidiaries included losses from qualified affordable housing project tax credit partnerships. Investment results recorded reflect ProAssurance's allocable portion of partnership operating results. Tax credits reduce income tax expense in the period they are utilized. The results recorded and tax credits recognized related to ProAssurance's tax credit partnership investments were as follows:

	Three Months Ended March 31
(In thousands)	2023	2022
Qualified affordable housing project tax credit partnerships
Losses recorded	$354	$2,388
Tax credits recognized	$43	$1,205
For the three months ended March 31, 2023 the Company generated a nominal amount of tax credits from its tax credit partnership investments which were deferred for use in future periods due to the Company's expected consolidated loss calculated on a tax basis. For the three months ended March 31, 2022, the tax credits generated from the Company's tax credit partnership investments of $1.2 million were deferred and are expected to be utilized in future periods. Not included in the table above is $2.3 million and $2.0 million of tax credits recaptured from the 2019 tax year during the three months ended March 31, 2023 and 2022, respectively, due to the carryback of the Company's estimated NOL for both periods to the 2021 tax year. The recaptured tax credits were earned in 2019 but not utilized until 2021 due to NOL's generated in both 2019 and 2020. As of March 31, 2023, the Company had approximately $53.6 million of available tax credit carryforwards generated from its investments in tax credit partnerships which they expect to utilize in future periods.
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

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2023
Significant Equity Method Investees
As previously discussed, ProAssurance holds certain investments that are measured using the equity method of accounting, primarily investments in LPs/LLCs, which are carried as a part of investment in unconsolidated subsidiaries on the Condensed Consolidated Balance Sheets. Each quarter, ProAssurance assesses the significance of its equity method investees. As of March 31, 2023, ProAssurance determined A&M Capital Opportunities Fund to be significant, which is a private equity fund that is focused on middle-market investments.
The following table presents aggregated gross summarized financial information for the fund that ProAssurance determined to be significant as of March 31, 2023, including the portion not attributable to ProAssurance, derived from the fund's financial statements which are prepared in accordance with GAAP. As the majority of ProAssurance's equity method investments report their results to the Company on a one quarter lag, the majority of the summarized financial information below is for the three months ended December 31, 2022 and 2021.

(In thousands)	Three Months Ended March 31
	2023	2022
Net investment income (loss)	$(2,890)	$(3,582)
Net investment gains (losses)	(58,387)	42
Net change in unrealized appreciation (depreciation)	(31,458)	41,585
Net gain (loss)	$(92,735)	$38,045

Net gain (loss) attributable to ProAssurance(1)	$(3,174)	$1,299
(1) Represents ProAssurance's share of the fund's aggregate income or loss, which is included as a component of equity in earnings (loss) of unconsolidated subsidiaries in its Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2023 and 2022.
Net Investment Gains (Losses)
Realized investment gains and losses are recognized on the first-in, first-out basis. The following table provides detailed information regarding net investment gains (losses):

	Three Months Ended March 31
(In thousands)	2023	2022
Total impairment losses:
Corporate debt	$(2,936)	$—
Asset-backed securities	3	—
Net impairment losses recognized in earnings	(2,933)	—
Gross realized gains, available-for-sale fixed maturities	79	1,187
Gross realized (losses), available-for-sale fixed maturities	(457)	(1,124)
Net realized gains (losses), trading fixed maturities	(108)	(75)
Net realized gains (losses), equity investments	84	(220)
Net realized gains (losses), other investments	229	650
Change in unrealized holding gains (losses), trading fixed maturities	97	(326)
Change in unrealized holding gains (losses), equity investments	3,746	(11,485)
Change in unrealized holding gains (losses), convertible securities, carried at fair value	1,132	(2,476)
Other(1)	1,043	363
Net investment gains (losses)	$2,912	$(13,506)
(1) Includes a gain of $1.0 million recognized during the 2023 three-month period reflecting the change in the fair value of contingent consideration issued in connection with the NORCAL acquisition. See further discussion on the contingent consideration in Note 2 and discussion on the Company's accounting policy in Note 1 in its December 31, 2022 report on Form 10-K.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2023
For the three months ended March 31, 2023, ProAssurance recognized credit-related impairment losses in earnings of $2.9 million. The Company did not recognize any non-credit impairment losses in OCI during the three months ended March 31, 2023. The credit-related impairment losses recognized during the three months ended March 31, 2023 related to two corporate bonds in the financial sector. ProAssurance did not recognize any credit-related impairment losses in earnings or non-credit impairment losses in OCI during the three months ended March 31, 2022.
There was no change in cumulative credit losses recorded in earnings related to impaired debt securities for which a portion of the impairment was recorded in OCI from December 31, 2022 to March 31, 2023. For more information see Note 4 of the Notes to Consolidated Financial Statements in ProAssurance’s December 31, 2022 report on Form 10-K.
4. Income Taxes
For interim periods, ProAssurance generally utilizes the estimated annual effective tax rate method under which the Company determines its provision (benefit) for income taxes based on the current estimate of its annual effective tax rate. For the three months ended March 31, 2023, ProAssurance utilized the estimated annual effective tax rate method. Under the estimated annual effective tax rate method, items which are unusual, infrequent, or that cannot be reliably estimated are considered in the effective tax rate in the period in which the item is included in income and are referred to as discrete items. For the three months ended March 31, 2022, ProAssurance utilized the discrete effective tax rate method for recording income taxes after the estimated annual effective tax rate method produced an unreliable estimated annual effective tax rate. See further discussion on this method in Note 4 of the Notes to Condensed Consolidated Financial Statements included in ProAssurance's March 31, 2022 report on Form 10-Q. In calculating the Company's year-to-date income tax expense (benefit) under the estimated annual effective tax rate method, it includes the estimated benefit of tax credits for the year-to-date period based on the most recently available information provided by the tax credit partnerships; the actual amounts of credits provided by the tax credit partnerships may prove to be different than the Company's estimates. The effect of such a difference is recognized in the period identified.
For the three months ended March 31, 2023 the provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income (loss) before income taxes primarily due to the estimated tax rate differential between the Company's actual effective tax rate for the three months ended March 31, 2023 and the Company's projected annual effective tax rate as of March 31, 2023 as calculated under the estimated annual effective tax rate method. In addition, the provision for income taxes is also different from that which would be obtained by applying the statutory federal income tax rate to income (loss) before income taxes due to the $2 million decrease in the contingent consideration liability related to the NORCAL acquisition, all of which was non-taxable. See further discussion on the contingent consideration in Note 2.
ProAssurance had a liability for U.S. federal and U.K. income taxes carried as a part of other liabilities of $4.5 million as of March 31, 2023 and a receivable of $8.0 million as of December 31, 2022 carried as a part of other assets. At March 31, 2023 and December 31, 2022, the liability for unrecognized tax benefits, which is included in the total liability for U.S. federal and U.K. income taxes, was $4.1 million in each period which included an accrued liability for interest of approximately $0.5 million in each period.
Coronavirus Aid, Relief and Economic Security Act
In response to COVID-19, the CARES Act was signed into law on March 27, 2020 and contains several provisions for corporations and eased certain deduction limitations originally imposed by the TCJA. See further discussion in Note 6 of the Notes to Consolidated Financial Statements in ProAssurance's December 31, 2022 report on Form 10-K. As a result of the CARES Act, ProAssurance was permitted to carryback NOLs generated in tax years 2019 and 2020 for up to five years. ProAssurance generated an NOL of approximately $33.3 million from the 2020 tax year that was carried back to the 2015 tax year which resulted in a tax refund of approximately $11.7 million received in February 2023.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2023
5. Reserve for Losses and Loss Adjustment Expenses
The reserve for losses is established based on estimates of individual claims and actuarially determined estimates of future losses based on ProAssurance’s past loss experience, available industry data and projections as to future claims frequency, severity, inflationary trends and settlement patterns. Estimating the reserve, particularly the reserve appropriate for liability exposures, is a complex process. For a high proportion of the risks insured or reinsured by ProAssurance, claims may be resolved over an extended period of time, often five years or more, and may be subject to litigation. Estimating losses requires ProAssurance to make and revise judgments and assessments regarding multiple uncertainties over an extended period of time. As a result, the reserve estimate may vary considerably from the eventual outcome. The assumptions used in establishing ProAssurance’s reserve are regularly reviewed and updated by management as new data becomes available. Changes to estimates of previously established reserves are included in earnings in the period in which the estimate is changed. For additional information regarding ProAssurance's reserve for losses, see Note 1 and Note 8 of the Notes to Consolidated Financial Statements included in ProAssurance's December 31, 2022 report on Form 10-K.
Activity in the reserve for losses and loss adjustment expenses is summarized as follows:

(In thousands)	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022	Year Ended December 31, 2022
Balance, beginning of year	$3,471,147	$3,579,940	$3,579,940
Less reinsurance recoverables on unpaid losses and loss adjustment expenses	431,889	451,741	451,741
Net balance, beginning of year	3,039,258	3,128,199	3,128,199
Net losses:
Current year(1)	198,240	214,753	813,515
(Favorable) unfavorable development of reserves established in prior years, net(2)	7,056	(5,330)	(36,753)
Total	205,296	209,423	776,762
Paid related to:
Current year	(11,052)	(13,179)	(108,139)
Prior years	(211,916)	(185,977)	(757,564)
Total paid	(222,968)	(199,156)	(865,703)
Net balance, end of period	3,021,586	3,138,466	3,039,258
Plus reinsurance recoverables on unpaid losses and loss adjustment expenses	447,693	464,780	431,889
Balance, end of period	$3,469,279	$3,603,246	$3,471,147
(1) Current year net losses for the three months ended March 31, 2022 and year ended December 31, 2022 included $2.5 million and $4.9 million, respectively, of purchase accounting amortization of the negative VOBA associated with NORCAL's assumed unearned premium, which was amortized over a period in proportion to the earn-out of the associated premium as a reduction to current accident year net losses (see Note 2 of the Notes to Consolidated Financial Statements in ProAssurance's December 31, 2022 report on Form 10-K). As of June 30, 2022, the negative VOBA was fully amortized.
(2) Net prior year reserve development recognized for the three months ended March 31, 2023 and 2022 as well as the year ended December 31, 2022 included $2.5 million, $2.9 million and $10.8 million, respectively, of amortization of the purchase accounting fair value adjustment on NORCAL's assumed net reserve and amortization of the negative VOBA associated with NORCAL's DDR reserve which is recorded as a reduction to prior accident year net losses and loss adjustment expenses (see Note 2 of the Notes to Consolidated Financial Statements in ProAssurance's December 31, 2022 report on Form 10-K).

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2023
Estimating liability reserves is complex and requires the use of many assumptions. As time passes and ultimate losses for prior years are either known or become subject to a more precise estimation, ProAssurance increases or decreases the reserve estimates established in prior periods. The consolidated net unfavorable prior year reserve development recognized in the three months ended March 31, 2023 primarily reflected the continued challenging loss environment in Specialty P&C segment, as claim costs are pressured by social inflation and higher than anticipated loss severity trends which started to emerge in the fourth quarter of 2022. During the first quarter of 2023, the Company strengthened case reserves in its Specialty P&C segment related to four large claims resulting in net unfavorable prior year reserve development of $10.1 million recognized during the three months ended March 31, 2023, $7.5 million of which related to NORCAL's accident years 2016 and 2020. The consolidated net unfavorable loss development also reflected unfavorable development recognized in the Workers' Compensation Insurance segment primarily attributable to one large claim from the 1997 accident year. Consolidated net unfavorable loss development recognized in the three months ended March 31, 2023 was partially offset by favorable reserve development recognized in the Segregated Portfolio Cell Reinsurance and Lloyd's Syndicates segments. The favorable loss development recognized in the Segregated Portfolio Cell Reinsurance segment reflected overall favorable trends in claim closing patterns primarily in accident years 2016 through 2020. The favorable reserve development recognized in the Lloyd's Syndicates segment was driven by lower than expected loss development on certain large items, primarily catastrophe related losses.
The net favorable loss development recognized in the three months ended March 31, 2022 primarily reflected overall favorable trends in claim closing patterns in the Workers' Compensation Insurance and Segregated Portfolio Cell Reinsurance segments. The net favorable loss development recognized in the Workers' Compensation Insurance segment is primarily related to the 2019 accident year and prior. The net favorable loss development recognized in the Segregated Portfolio Cell Reinsurance segment is primarily related to the 2019 and 2020 accident years. Net favorable development recognized during the three months ended March 31, 2022 was net of an increase to the Company's reserve for potential ECO/XPL claims of $4.0 million in the Specialty P&C segment. Excluding the increase in the ECO/XPL reserve and amortization of purchase accounting adjustments (see footnote 2 in the table above), ProAssurance recognized net favorable prior accident year reserve development of $5.0 million in the Specialty P&C segment, principally related to accident years 2019 through 2021. Consolidated net favorable loss development recognized in the three months ended March 31, 2022 was partially offset by unfavorable reserve development recognized in the Lloyd's Syndicates segment driven by certain catastrophe related losses. As of March 31, 2022, ProAssurance did not recognize any development related to NORCAL's accident years 2020 or prior since the date of acquisition on May 5, 2021.
The net favorable loss development recognized for the year ended December 31, 2022 primarily reflected a lower than anticipated loss emergence in the Specialty P&C segment related to the 2017, 2020 and 2021 accident years, primarily attributable to NORCAL's 2021 accident year, and, to a lesser extent, the Medical Technology Liability line of business. The net favorable development recognized in the Specialty P&C segment also included a $9.0 million reduction in the Company's prior accident year IBNR reserve for COVID-19 as early first notices of potential claims related to anticipated COVID losses have not turned into claims. Further, the net favorable development recognized in the Specialty P&C segment was partially offset by higher than anticipated loss severity trends in select jurisdictions in the HCPL line of business, which emerged primarily in the fourth quarter of 2022. As of December 31, 2022, ProAssurance did not recognize any development related to NORCAL's accident years 2020 or prior since the date of acquisition on May 5, 2021. The net favorable development also reflected overall favorable trends in claim closing patterns in the Workers' Compensation Insurance and Segregated Portfolio Cell Reinsurance segments. The net favorable loss development recognized in the Workers' Compensation Insurance segment is primarily related to the 2017 through 2020 accident years. The net favorable loss development recognized in the Segregated Portfolio Cell Reinsurance segment is primarily related to the 2016 through 2021 accident years. Consolidated net favorable loss development recognized in 2022 was partially offset by unfavorable reserve development recognized in the Lloyd's Syndicates segment driven by higher than expected loss development on certain large claims, primarily catastrophe related losses.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2023
6. Commitments and Contingencies
ProAssurance is involved in various legal actions related to insurance policies and claims handling including, but not limited to, claims asserted by policyholders. These types of legal actions arise in the Company's ordinary course of business and, in accordance with GAAP for insurance entities, are considered as a part of the Company's loss reserving process, which is described in detail under the heading "Losses and Loss Adjustment Expenses" in the Accounting Policies section in Note 1 of the Notes to Consolidated Financial Statements in ProAssurance's December 31, 2022 report on Form 10-K. ProAssurance also has other direct actions against the Company unrelated to its claims activity which are evaluated and accounted for as a part of other liabilities. For these corporate legal actions, the Company evaluates each case separately and establishes what it believes is an appropriate reserve based on GAAP guidance related to contingent liabilities. As of March 31, 2023, there were no material reserves established for corporate legal actions.
As a member of Lloyd's, ProAssurance has obligations to Syndicate 1729 including a Syndicate Credit Agreement and FAL requirements. The Syndicate Credit Agreement is an unconditional revolving credit agreement to the Premium Trust Fund of Syndicate 1729 for the purpose of providing working capital. At March 31, 2023, the maximum permitted borrowings under the Syndicate Credit Agreement were approximately £15.0 million (approximately $18.5 million at March 31, 2023). The Syndicate Credit Agreement has a maturity date of June 30, 2023 and contains an annual auto-renewal feature which allows for ProAssurance to elect to non-renew if notice is given at least 30 days prior to the next auto-renewal date, which is one year prior to the maturity date. On May 23, 2022, ProAssurance provided such notice of termination of the Syndicate Credit Agreements. As a result, the Syndicate Credit Agreements will expire on June 30, 2023. Under the Syndicate Credit Agreement, advances bear interest at 3.8% annually and may be repaid at any time. As of March 31, 2023, there were no outstanding borrowings under the Syndicate Credit Agreement. ProAssurance provides FAL to support underwriting by Syndicate 1729 which is comprised of investment securities and cash and cash equivalents deposited with Lloyd's with a total fair value of approximately $25.1 million at March 31, 2023 (see Note 3).
ProAssurance has entered into financial instrument transactions that may present off-balance sheet credit risk or market risk. These transactions include a short-term loan commitment and commitments to provide funding to non-public investment entities. Under the short-term loan commitment, ProAssurance has agreed to advance funds on a 30 day basis to a counterparty provided there is no violation of any condition established in the contract. As of March 31, 2023, ProAssurance had total funding commitments related to non-public investment entities as well as the short-term loan commitment of approximately $184.8 million which included the amount at risk if the full short-term loan is extended and the counterparties default. However, the credit risk associated with the short-term loan commitment is minimal as the counterparties to the contract are highly rated commercial institutions and to-date have been performing in accordance with their contractual obligations. As such, ProAssurance’s expected credit losses associated with this short-term loan commitment were nominal in amount as of March 31, 2023.
ProAssurance entered into a services agreement with a company to provide data analytics services for certain product lines within the Company's HCPL book of business. Under the services agreement, the Company has committed to an annual fee of approximately $3.5 million for three years. In addition, the services agreement contains an annual one-year auto-extension feature, in November, unless either party elects to non-renew the services agreement by providing notice at least six-months prior to the end of the contract. ProAssurance incurred operating expenses associated with this services agreement of $0.9 million for each of the three months ended March 31, 2023 and 2022. As of March 31, 2023, the remaining commitment under this agreement was estimated to be approximately $5.4 million.
The purchase consideration in the NORCAL acquisition included contingent consideration. NORCAL policyholders who elected to receive NORCAL stock and tender it to ProAssurance are eligible for a share of contingent consideration in an amount of up to approximately $84 million depending upon the after-tax development of NORCAL's ultimate net losses between December 31, 2020 and December 31, 2023. As of March 31, 2023 and December 31, 2022, the contingent consideration liability was $13.0 million and $15.0 million, respectively, carried at fair value utilizing a stochastic model (see Note 2). This estimate does not guarantee that contingent consideration will ultimately be paid. Depending on NORCAL's actual ultimate net loss development between December 31, 2020 and December 31, 2023, the actual amount due to eligible policyholders may be greater than or less than the $13.0 million current fair value estimate. See further discussion around the contingent consideration and the NORCAL acquisition in Note 2 of the Notes to Consolidated Financial Statements included in ProAssurance's December 31, 2022 report on Form 10-K.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2023
7. Debt
ProAssurance’s outstanding debt consisted of the following:

($ in thousands)	March 31, 2023	December 31, 2022
Senior Notes due 2023, unsecured, interest at 5.3% annually	$250,000	$250,000
Contribution Certificates due 2031, interest at 3.0% (effective interest rate at 4.35%) paid annually in April	177,974	177,525
Total principal	427,974	427,525
Less unamortized debt issuance costs	448	542
Debt less unamortized debt issuance costs	$427,526	$426,983
Revolving Credit Agreement and Term Loan
On April 28, 2023, ProAssurance executed an amendment to the Revolving Credit Agreement, which extended the expiration from November 2024 to April 2028 and includes a $125 million delayed draw term loan ("Term Loan"). The Term Loan is available to be drawn during a five years period after closing, subject to customary borrowing conditions. The Company intends to draw on the amended Revolving Credit Agreement, including the Term Loan, to refinance its Senior Notes that mature November 2023 (see additional information on the Company's Senior Notes in Note 11 of the Notes to Consolidated Financial Statements included in ProAssurance's December 31, 2022 report on Form 10-K). The amended Revolving Credit Agreement may be used for general corporate purposes, including, but not limited to, short-term working capital, share repurchases as authorized by the Board and support for other activities. ProAssurance's amended Revolving Credit Agreement permits borrowings up to $250 million, and has available a $50 million accordion feature which, if successfully subscribed, would expand the permitted borrowings to a maximum of $300 million. As of March 31, 2023 and December 31, 2022, there were no outstanding borrowings on the Revolving Credit Agreement. The amended Revolving Credit Agreement permits ProAssurance to borrow, repay and reborrow from the lenders during the term of the amended Revolving Credit Agreement.
All borrowings are required to be repaid prior to the expiration date of the amended Revolving Credit Agreement. ProAssurance is required to pay a commitment fee, ranging from 0.20% to 0.45% based on ProAssurance’s debt to capitalization ratio, on the average unused portion of the amended Revolving Credit Agreement during the term of the agreement. Borrowings under the agreements may be secured or unsecured and accrue interest at a selected base rate, adjusted by a margin, which can vary from 0% to 2.375%, based on ProAssurance’s debt to capitalization ratio and whether the borrowing is secured or unsecured. The base rate selected may either be the current one-, three- or six-month SOFR, with the SOFR term selected fixing the interest period for which the rate is effective. If no selection is made, the base rate defaults to the highest of (1) Zero, (2) the Prime rate, (3) the Federal Funds rate plus 0.5% or (4) the one-month SOFR Adjusted Screen Rate plus 1.0%, determined daily. Rates are reset each successive interest period until the borrowing is repaid.
The amended Revolving Credit Agreement contains customary representations, covenants and events constituting default, and remedies for default. Additionally, the agreement carries the following financial covenants:
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
(2)ProAssurance is required to maintain a minimum net worth, excluding AOCI, of at least $912 million.
(3)ProAssurance is required to maintain minimum liquidity, which will include cash, securities, and capacity on its revolving line, of at least $25 million.
As of March 31, 2023, ProAssurance is in compliance with all covenants of the Revolving Credit Agreement.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2023
Interest Rate Swaps
To manage the Company's exposure to interest rate risk due to variability in the base rate on borrowings under the amended Revolving Credit Agreement and Term Loan, ProAssurance entered into two forward-starting interest rate swap agreements ("Interest Rate Swaps") on May 2, 2023, each with an effective date of December 29, 2023 and maturity date of March 31, 2028. The Interest Rate Swap associated with the amended Revolving Credit Agreement will have a constant $125 million notional amount and the Interest Rate Swap associated with the Term Loan will have an amortizing $125 million notional amount. As previously discussed, borrowings under the amended Revolving Credit Agreement and Term Loan accrue interest at a selected base rate, adjusted by a margin. The base rate selected for borrowings may either be the current one-, three- or six-month SOFR. The Company intends to select three-month SOFR for all borrowings and the Interest Rate Swaps effectively fix the base rate on borrowings under the amended Revolving Credit Agreement and Term Loan to 3.187% and 3.207%, respectively. The margin component of the interest rate, which can vary from 0% to 2.375%, will remain variable as it's based on ProAssurance’s debt to capitalization ratio. ProAssurance may be required to deposit collateral with the lender from time to time in order to secure the net present value of future cash flows associated with the Interest Rate Swaps which will be measured quarterly.
Covenant Compliance
There are no financial covenants associated with the Senior Notes, the Contribution Certificates or the Interest Rate Swaps due 2023, 2031 and 2028, respectively.
The amended Revolving Credit Agreement contains customary representations, covenants and events constituting default, and remedies for default, as previously discussed. As of March 31, 2023, ProAssurance is in compliance with all covenants of the Revolving Credit Agreement.
Additional Information
For additional information regarding ProAssurance's debt, see Note 11 of the Notes to Consolidated Financial Statements included in ProAssurance's December 31, 2022 report on Form 10-K.
8. Shareholders’ Equity
At March 31, 2023 and December 31, 2022, ProAssurance had 100 million shares of authorized common stock and 50 million shares of authorized preferred stock. The Board has the authority to determine provisions for the issuance of preferred shares, including the number of shares to be issued, the designations, powers, preferences and rights, and the qualifications, limitations or restrictions of such shares.
ProAssurance declared cash dividends of $0.05 per share during the first quarter of both 2023 and 2022, totaling $2.7 million for each three-month period. Any decision to pay future cash dividends is subject to the Board’s final determination after a comprehensive review of financial performance, future expectations and other factors deemed relevant by the Board. See Note 12 of the Notes to Consolidated Financial Statements in ProAssurance's December 31, 2022 report on Form 10-K for additional information.
At March 31, 2023, Board authorizations for the repurchase of common shares or the retirement of outstanding debt of $106.4 million remained available for use. ProAssurance did not repurchase any common shares during the three months ended March 31, 2023 or 2022.
Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)
The following tables provide a detailed breakout of the components of AOCI and the amounts reclassified from AOCI to net income (loss). The tax effects of all amounts in the tables below, except for an immaterial amount of unrealized gains and losses on available-for-sale securities held at the Company's U.K. subsidiary, were computed using the enacted U.S. federal corporate tax rate of 21%. OCI included a deferred tax expense of $10.8 million and a deferred tax benefit of $38.2 million for the three months ended March 31, 2023 and 2022, respectively.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2023
The changes in the balance of each component of AOCI for the three months ended March 31, 2023 and 2022 were as follows:

(In thousands)	Unrealized Investment Gains (Losses)	Non-credit Impairments	Unrecognized Change in Defined Benefit Plan Liabilities	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2022	$(297,142)	$(11)	$(1,454)	$(298,607)
OCI, before reclassifications, net of tax	40,007	—	—	40,007
Amounts reclassified from AOCI, net of tax	2,622	—	—	2,622
Net OCI, current period	42,629	—	—	42,629
Balance, March 31, 2023	$(254,513)	$(11)	$(1,454)	$(255,978)

(In thousands)	Unrealized Investment Gains (Losses)	Unrecognized Change in Defined Benefit Plan Liabilities	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2021	$14,929	$1,355	$16,284
OCI, before reclassifications, net of tax	(140,808)	—	(140,808)
Amounts reclassified from AOCI, net of tax	(28)	(14)	(42)
Net OCI, current period	(140,836)	(14)	(140,850)
Balance, March 31, 2022	$(125,907)	$1,341	$(124,566)

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2023
9. Variable Interest Entities
ProAssurance holds passive interests in a number of entities that are considered to be VIEs under GAAP guidance. ProAssurance's VIE interests principally consist of interests in LPs/LLCs formed for the purpose of achieving diversified equity and debt returns. ProAssurance's VIE interests, carried as a part of investment in unconsolidated subsidiaries, totaled $271.1 million at March 31, 2023 and $277.5 million at December 31, 2022. ProAssurance does not have power over the activities that most significantly impact the economic performance of these VIEs and thus is not the primary beneficiary. Investments in entities where ProAssurance holds a greater than minor interest but does not hold a controlling interest are accounted for using the equity method. Therefore, ProAssurance has not consolidated these VIEs. ProAssurance’s involvement with each of these VIEs is limited to its direct ownership interest in the VIE. Except for the funding commitments disclosed in Note 6, ProAssurance has no arrangements with any of these VIEs to provide other financial support to or on behalf of the VIE. At March 31, 2023, ProAssurance’s maximum loss exposure relative to these investments was limited to the carrying value of ProAssurance’s investment in the VIE.
ProAssurance is the primary beneficiary of PPM RRG. While there is no direct ownership of PPM RRG by ProAssurance, it manages the business operations of PPM RRG through its management services agreement and has effective control of the PPM RRG's Board of Directors through an irrevocable voting proxy. The management services agreement allows ProAssurance to provide management and oversight services to the RRG, which includes the ability to make business decisions impacting the operations of PPM RRG. PPM RRG has a $5 million surplus note to NORCAL which is its only source of capital. At March 31, 2023 and December 31, 2022, approximately $143 million and $154 million of ProAssurance's assets, respectively, and approximately $143 million and $154 million of its liabilities, respectively, included on the Condensed Consolidated Balance Sheet were related to PPM RRG.
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

(In thousands, except per share data)	Three Months Ended March 31
	2023	2022
Weighted average number of common shares outstanding, basic	53,987	54,012
Dilutive effect of securities:
Restricted Share Units	103	114
Performance Share Units	27	17
Weighted average number of common shares outstanding, diluted	54,117	54,143
Effect of dilutive shares on earnings (loss) per share	$—	$—
Dilutive common share equivalents are reflected in the earnings (loss) per share calculation while antidilutive common share equivalents are not reflected in the earnings (loss) per share calculation. For the three months ended March 31, 2023 and 2022, all incremental common share equivalents were not included in the computation of diluted earnings (loss) per share because to do so would have been antidilutive for each period.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2023
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
The Company operates in five segments that are organized around the nature of the products and services provided: Specialty P&C, Workers' Compensation Insurance, Segregated Portfolio Cell Reinsurance, Lloyd's Syndicates and Corporate. Additional information regarding ProAssurance's segments is included in Note 16 of the Notes to Consolidated Financial Statements in ProAssurance’s December 31, 2022 report on Form 10-K. A description of each of ProAssurance's five operating and reportable segments follows.
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
•Lloyd's Syndicates includes the results from ProAssurance's participation in Lloyd's of London Syndicate 1729 and Syndicate 6131. ProAssurance's participation in the results of Syndicate 1729 for the 2023 underwriting year remains unchanged from the 2022 underwriting year at 5% and the Company ceased participation in Syndicate 6131 beginning with the 2022 underwriting year. Due to the quarter lag, the Company's ceased participation in Syndicate 6131 was not reflected in its results until the second quarter of 2022.
•Corporate includes ProAssurance's investment operations excluding those reported in the Company's Segregated Portfolio Cell Reinsurance and Lloyd's Syndicates segments. In addition, this segment includes corporate expenses, interest expense, U.S. income taxes and non-premium revenues generated outside of the Company's insurance entities.
The accounting policies of the segments are described in Note 1 of the Notes to Consolidated Financial Statements in ProAssurance’s December 31, 2022 report on Form 10-K. ProAssurance evaluates the performance of its Specialty P&C and Workers' Compensation Insurance segments based on before tax underwriting profit or loss. ProAssurance evaluates the performance of its Segregated Portfolio Cell Reinsurance segment based on operating profit or loss, which includes investment results of investment assets solely allocated to SPC operations, net of U.S. federal income taxes. Performance of the Lloyd's Syndicates segment is evaluated based on operating profit or loss, which includes investment results of investment assets solely allocated to Lloyd's Syndicate operations, net of U.K. income tax expense. Performance of the Corporate segment is evaluated based on the contribution made to consolidated after-tax results. ProAssurance accounts for inter-segment transactions as if the transactions were to third parties at current market prices. Assets are not allocated to segments because investments, other than the investments discussed above that are solely allocated to the Segregated Portfolio Cell Reinsurance and Lloyd's Syndicates segments, and other assets are not managed at the segment level. The tabular information that follows shows the financial results of the Company's reportable segments reconciled to results reflected in the Condensed Consolidated Statements of Income and Comprehensive Income. ProAssurance does not consider changes in the fair value of contingent consideration or transaction-related costs for completed business combinations, including any related tax impacts, in assessing the financial performance of its operating and reportable segments, and thus are included in the reconciliation of segment results to consolidated results.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2023
Financial results by segment were as follows:

	Three Months Ended March 31, 2023
(In thousands)	Specialty P&C	Workers' Compensation Insurance	Segregated Portfolio Cell Reinsurance	Lloyd's Syndicates	Corporate	Inter-segment Eliminations	Consolidated
Net premiums earned	$179,344	$40,803	$15,300	$4,340	$—	$—	$239,787
Net investment income	—	—	420	188	29,702	—	30,310
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	—	(1,121)	—	(1,121)
Net investment gains (losses)	—	—	1,160	(11)	763	—	1,912
Other income (expense)(1)	993	581	1	(3)	327	(1,112)	787
Net losses and loss adjustment expenses	(164,051)	(30,844)	(8,423)	(1,978)	—	—	(205,296)
Underwriting, policy acquisition and operating expenses(1)	(40,961)	(12,980)	(5,035)	(1,720)	(8,204)	1,112	(67,788)
SPC U.S. federal income tax expense(2)	—	—	(532)	—	—	—	(532)
SPC dividend (expense) income	—	—	(1,942)	—	—	—	(1,942)
Interest expense	—	—	—	—	(5,463)	—	(5,463)
Income tax benefit (expense)	—	—	—	—	2,172	—	2,172
Segment results	$(24,675)	$(2,440)	$949	$816	$18,176	$—	(7,174)
Reconciliation of segments to consolidated results:
Contingent Consideration Adjustment(3)							1,000
Net income (loss)							$(6,174)
Significant non-cash items:
Depreciation and amortization, net of accretion	$2,640	$869	$64	$1	$4,103	$—	$7,677

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2023

	Three Months Ended March 31, 2022
(In thousands)	Specialty P&C	Workers' Compensation Insurance	Segregated Portfolio Cell Reinsurance	Lloyd's Syndicates	Corporate	Inter-segment Eliminations	Consolidated
Net premiums earned	$197,967	$40,684	$19,314	$7,746	$—	$—	$265,711
Net investment income	—	—	112	211	20,120	—	20,443
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	—	7,620	—	7,620
Net investment gains (losses)	—	—	(711)	(399)	(12,396)	—	(13,506)
Other income (expense)(1)	1,019	682	1	134	2,065	(1,097)	2,804
Net losses and loss adjustment expenses	(165,958)	(27,211)	(11,491)	(4,763)	—	—	(209,423)
Underwriting, policy acquisition and operating expenses(1)	(42,878)	(13,001)	(4,369)	(2,709)	(8,739)	1,097	(70,599)
SPC U.S. federal income tax expense(2)	—	—	(642)	—	—	—	(642)
SPC dividend (expense) income	—	—	(2,367)	—	—	—	(2,367)
Interest expense	—	—	—	—	(4,441)	—	(4,441)
Income tax benefit (expense)	—	—	—	—	1,770	—	1,770
Segment results	$(9,850)	$1,154	$(153)	$220	$5,999	$—	(2,630)
Reconciliation of segments to consolidated results:
Transaction-related costs(4)							(930)
Net income (loss)							$(3,560)
Significant non-cash items:
Depreciation and amortization, net of accretion	$2,592	$874	$370	$14	$6,500	$—	$10,350
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

(3) Represents the change in the fair value of contingent consideration issued in connection with the NORCAL acquisition included as a component of consolidated net investment gains (losses) on the Consolidated Statements of Income and Comprehensive Income. See further discussion on the contingent consideration in Note 2.

(4) Represents the transaction-related costs, after-tax, associated with the acquisition of NORCAL. For the three months ended March 31, 2022 pre-tax transaction-related costs of approximately $1.2 million were included as a component of consolidated operating expense and the associated income tax benefit of approximately $0.3 million were included as a component of consolidated income tax benefit (expense) on the Condensed Consolidated Statements of Income and Comprehensive Income.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2023
The following table provides detailed information regarding ProAssurance's gross premiums earned by product as well as a reconciliation to net premiums earned. All gross premiums earned are from external customers except as noted. ProAssurance's insured risks are primarily within the U.S.

	Three Months Ended March 31
(In thousands)	2023	2022
Specialty P&C Segment
Gross premiums earned:
HCPL	$162,387	$175,547
Small Business Unit	26,074	26,538
Medical Technology Liability	10,546	10,000
Other	—	194
Ceded premiums earned	(19,663)	(14,312)
Segment net premiums earned	179,344	197,967

Workers' Compensation Insurance Segment
Gross premiums earned:
Traditional business	43,540	43,156
Alternative market business	17,626	17,878
Ceded premiums earned	(20,363)	(20,350)
Segment net premiums earned	40,803	40,684

Segregated Portfolio Cell Reinsurance Segment
Gross premiums earned:
Workers' compensation(1)	16,304	17,178
HCPL(2)	1,299	4,486
Ceded premiums earned	(2,303)	(2,350)
Segment net premiums earned	15,300	19,314

Lloyd's Syndicates Segment
Gross premiums earned:
Property and casualty	5,046	9,232
Ceded premiums earned	(706)	(1,486)
Segment net premiums earned	4,340	7,746

Consolidated net premiums earned	$239,787	$265,711
(1) Premium for all periods is assumed from the Workers' Compensation Insurance segment.
(2) Premium for all periods is assumed from the Specialty P&C segment.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2023
12. Benefit Plans
ProAssurance sponsors a defined benefit pension plan which covers substantially all NORCAL employees (except those that were previous employees of Medicus Insurance Company and FD Insurance Company, employees of PPM RRG as well as new hires after December 31, 2013). Benefits are based on years of service and the employee’s average of the highest five years of annual compensation. Annual contributions to the defined benefit pension plan are above the minimum funding standards outlined in the Employee Retirement Income Security Act of 1974, as amended. ProAssurance makes contributions to the defined benefit pension plan with the goal of ensuring that it is adequately funded to meet its future obligations. ProAssurance did not make any contributions to the pension plan during the three months ended March 31, 2023 and does not anticipate making any contributions for the remainder of 2023. The defined benefit pension plan no longer has future service accruals or compensation increases because this plan was frozen effective December 31, 2015. See Note 17 of the Notes to Consolidated Financial Statements in ProAssurance's December 31, 2022 report on Form 10-K for more information regarding the defined benefit pension plan.
The components of the net periodic benefit cost (income) for the three months ended March 31, 2023 and 2022 were as follows:

($ in thousands)	Three Months Ended March 31
	2023	2022
Components of net periodic benefit cost (income):
Interest cost	$904	$711
Expected return on Plan assets	(874)	(989)
Total net periodic benefit cost (income)*	$30	$(278)
*Net periodic benefit cost (income) is included as a component of operating expense on the Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2023 and 2022.

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
We operate in five segments which are based on our internal management reporting structure for which financial results are regularly evaluated by our CODM to determine resource allocation and assess operating performance: Specialty P&C, Workers' Compensation Insurance, Segregated Portfolio Cell Reinsurance, Lloyd's Syndicates and Corporate. Additional information on ProAssurance's five operating and reportable segments is included in Note 16 of the Notes to Consolidated Financial Statements in our December 31, 2022 report on Form 10-K and in the Segment Results sections herein that follow.
Critical Accounting Estimates
Our Condensed Consolidated Financial Statements are prepared in conformity with GAAP. Preparation of these financial statements requires us to make estimates and assumptions that affect the amounts we report on those statements. We evaluate these estimates and assumptions on an ongoing basis based on current and historical developments, market conditions, industry trends and other information that we believe to be reasonable under the circumstances. We can make no assurance that actual results will conform to our estimates and assumptions; reported results of operations may be materially affected by changes in these estimates and assumptions. A detailed discussion of our critical accounting estimates is included in our Critical Accounting Estimates section in Item 7 of our December 31, 2022 report on Form 10-K.
Management considers the following accounting estimates to be critical because they involve significant judgment by management and those judgments could result in a material effect on our financial statements:
•Reserve for losses and loss adjustment expenses
•Reinsurance
•Valuation of investments and impairment of securities
•Goodwill
•Income taxes
Estimation of Taxes / Tax Credits
For interim periods, we generally utilize the estimated annual effective tax rate method under which we determine our provision (benefit) for income taxes based on the current estimate of our annual effective tax rate. For the three months ended March 31, 2023, we utilized the estimated annual effective tax rate method. Under the estimated annual effective tax rate method, items which are unusual, infrequent, or that cannot be reliably estimated are considered in the effective tax rate in the period in which the item is included in income and are referred to as discrete items. For the three months ended March 31, 2022, we utilized the discrete effective tax rate method for recording income taxes after the estimated annual effective tax rate method produced an unreliable estimated annual effective tax rate. See further discussion on this method in the Critical Accounting Estimates section under the heading "Estimation of Taxes/Tax Credits" of our March 31, 2022 report on Form 10-Q. In calculating our year-to-date income tax expense (benefit), we include the estimated benefit of tax credits for the year-to-date period based on the most recently available information provided by the tax credit partnerships; the actual amounts of credits provided by the tax credit partnerships may prove to be different than our estimates. The effect of such a difference is recognized in the period identified.

Contingent Consideration
Contingent consideration is measured at fair value on the date of acquisition and remeasured at fair value each subsequent reporting period. Given the contingent consideration associated with the NORCAL acquisition is dependent upon the after-tax development of NORCAL's ultimate net losses between December 31, 2020 and December 31, 2023, we bifurcate changes in the contingent consideration each period between fair value changes and, if applicable, changes in estimates of NORCAL's ultimate net losses for accident years 2020 and prior. Changes in the contingent consideration related to fair value are recognized in earnings as a component of net investment gains (losses) and changes in the contingent consideration related to changes in estimates of NORCAL's ultimate net losses for accident years 2020 and prior are recognized in earnings as component of operating expenses.
During the three months ended March 31, 2023, we recorded a $2 million decrease to the contingent consideration liability comprised of $1 million related to the remeasurement of the liability at fair value, reflected as a component of net investment gains (losses), and $1 million related to the impact of $7.5 million of unfavorable development recognized in the current quarter on NORCAL's reserves related to accident year's 2020 and prior, reflected as a component of operating expenses. See further discussion that follows under the heading Results of Operations.
Accounting Changes
We did not have any change in accounting estimate or policy that had a material effect on our results of operations or financial position during the three months ended March 31, 2023. We are not aware of any accounting changes not yet adopted as of March 31, 2023 that could have a material impact on our results of operations, financial position or cash flows.
Liquidity and Capital Resources and Financial Condition
Overview
ProAssurance Corporation is a holding company and is a legal entity separate and distinct from its subsidiaries. As a holding company, our principal source of external revenue is our investment revenues. In addition, dividends from our operating subsidiaries represent another source of funds for our obligations, including debt service and shareholder dividends. We also charge our operating subsidiaries within our Specialty P&C and Workers' Compensation Insurance segments a management fee based on the extent to which services are provided to the subsidiary and the amount of gross premium written by the subsidiary. At March 31, 2023, we held cash and liquid investments of approximately $71 million outside our insurance subsidiaries that were available for use without regulatory approval or other restriction. We also have $250 million in permitted borrowings available under our Revolving Credit Agreement as well as the possibility of a $50 million accordion feature, if successfully subscribed. On April 28, 2023, we executed an amendment to the Revolving Credit Agreement, which includes an additional $125 million delayed draw Term Loan. See further information regarding the amended Revolving Credit Agreement and Term Loan in Note 7 of the Notes to Condensed Consolidated Financial Statements. As of May 4, 2023, no borrowings were outstanding under our amended Revolving Credit Agreement.
Our operating subsidiaries have not paid us any dividends during 2023. In the aggregate, our insurance subsidiaries are permitted to pay dividends of approximately $133 million in 2023 without prior approval of state insurance regulators. However, the payment of any dividend requires prior notice to the insurance regulator in the state of domicile, and the regulator may reduce or prevent the dividend if, in its judgment, payment of the dividend would have an adverse effect on the surplus of the insurance subsidiary. We make the decision to pay dividends from an insurance subsidiary based on the capital needs of that subsidiary and may pay less than the permitted dividend or may also request permission to pay an additional amount (an extraordinary dividend).

Operating Activities and Related Cash Flows
Reinsurance
Within our Specialty P&C segment, we use insurance and reinsurance (collectively, “reinsurance”) to provide capacity to write larger limits of liability, to provide reimbursement for losses incurred under the higher limit coverages we offer and to provide protection against losses in excess of policy limits. Within our Workers' Compensation Insurance segment, we use reinsurance to reduce our net liability on individual risks, to mitigate the effect of significant loss occurrences (including catastrophic events), to stabilize underwriting results and to increase underwriting capacity by decreasing leverage. In both our Specialty P&C and Workers' Compensation Insurance segments, we use reinsurance in risk sharing arrangements to align our objectives with those of our strategic business partners and to provide custom insurance solutions for large customer groups. Within our Lloyd's Syndicates segment, Syndicate 1729 utilizes reinsurance to provide capacity to write larger limits of liability on individual risks, to provide protection against catastrophic loss and to provide protection against losses in excess of policy limits. The discussion in our Liquidity section under the same heading in Item 7 of our December 31, 2022 report on Form 10-K includes additional information regarding our reinsurance agreements.
Our HCPL and Medical Technology Liability treaties renew annually on October 1 and our Workers' Compensation treaty renews annually on May 1. Our traditional workers' compensation treaty renewed May 1, 2023 at a higher rate than the previous treaty; all other material terms were consistent with the expiring treaty. The significant coverages provided by our current excess of loss reinsurance agreements are depicted in the following table.
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

Cash Flows
Cash flows between periods compare as follows:

	Three Months Ended March 31
(In thousands)	2023	2022	Change
Net cash provided (used) by:
Operating activities	$(29,843)	$14,265	$(44,108)
Investing activities	59,663	(77,134)	136,797
Financing activities	(3,345)	(8,632)	5,287
Increase (decrease) in cash and cash equivalents	$26,475	$(71,501)	$97,976
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
The decrease in operating cash flows of $44.1 million for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 was primarily due to:
•A decrease in net premium receipts of $43.7 million primarily driven by our Specialty P&C segment due to an increase in cash paid to reinsurers primarily associated with our excess of loss reinsurance arrangements and a decrease in premium receipts due to the competitive market conditions on terms and pricing. In addition, the decrease in net premium receipts reflected our ceased participation in Syndicate 6131 for the 2022 underwriting year and, to a lesser extent, the prior year impact of tail coverage premiums in our Segregated Portfolio Cell Reinsurance segment.
•An increase in paid losses of $15.2 million driven by our Specialty P&C segment primarily due to a higher number of claims resolved with large indemnity payments as compared to the prior year period, as claim costs in our HCPL line of business are pressured by social inflation and higher than anticipated loss severity trends.
•A decrease in cash received from investment income of $10.5 million driven by a decrease in distributed earnings and redemptions from our portfolio of investments in LPs/LLCs.
The decrease in operating cash flows was partially offset by:
•A decrease in cash paid for operating expenses of $13.7 million driven by the prior year impact of the termination of deferred compensation arrangements assumed in the NORCAL acquisition during the first quarter of 2022 totaling approximately $13.2 million and, to a lesser extent, timing difference related to a decrease in agency commissions in our Specialty P&C segment. See further discussion of NORCAL's deferred compensation arrangements in Note 3 to the Notes to Consolidated Financial Statements in our December 31, 2022 report on Form 10-K. Furthermore, the decrease in cash paid for operating expenses was partially offset by an increase in compensation-related costs primarily attributable to an increase in headcount in our Specialty P&C and Workers' Compensation Insurance segments.
•The effect of a tax refund of approximately $11.7 million which we received in February 2023 (see additional discussion within this section under the heading "Taxes" that follows).
The remaining variance in operating cash flows for the three months ended March 31, 2023 as compared to the same period of 2022 was composed of individually insignificant components.
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

Taxes
We are subject to the tax laws and regulations of the U.S., Cayman Islands and U.K. We file a consolidated U.S. federal income tax return that includes the parent company and its U.S. subsidiaries, except for ProAssurance American Mutual, A Risk Retention Group. Our filing obligations include a requirement to make quarterly payments of estimated taxes to the IRS using the corporate tax rate effective for the tax year. We did not make any quarterly estimated tax payments during the three months ended March 31, 2023 or 2022.
As a result of the CARES Act that was signed into law on March 27, 2020, we were permitted to carryback NOLs generated in tax years 2019 and 2020 for up to five years. See further discussion in the Critical Accounting Estimates section under the heading "U.S. Tax Legislation" and Note 6 of the Notes to Consolidated Financial Statements in our December 31, 2022 report on Form 10-K. We generated an NOL of approximately $33.3 million from the 2020 tax year that was carried back to the 2015 tax year that resulted in a tax refund of approximately $11.7 million which was received in February 2023. In addition, the CARES Act included the initial version of the ERC which was extended and expanded in December 2020 and March 2021. See further discussion of the ERC in Note 1 of the Notes to Condensed Consolidated Financial Statements. As an eligible employer under the provisions of the CARES Act, NORCAL expects to file a claim for a payroll tax refund of approximately $3.8 million during 2023, based on eligible wages paid during 2020.
As a result of the NORCAL acquisition, we have U.S. federal NOL carryforwards, which were approximately $32.3 million as of March 31, 2023. These NOL carryforwards are subject to limitation by Internal Revenue Code Section 382 and will begin to expire in 2035. For additional information on the NORCAL acquisition see Note 2 of the Notes to Consolidated Financial Statements in our December 31, 2022 report on Form 10-K.

Investing Activities and Related Cash Flows
Our investments at March 31, 2023 and December 31, 2022 are comprised as follows:

	March 31, 2023		December 31, 2022
($ in thousands)	Carrying Value	% of Total Investment	Carrying Value	% of Total Investment
Fixed maturities, available-for-sale
U.S. Treasury obligations	$233,026	5%	$221,608	5%
U.S. Government-sponsored enterprise obligations	19,147	1%	19,934	1%
State and municipal bonds	450,220	10%	439,450	10%
Corporate debt	1,751,681	40%	1,781,452	41%
Residential mortgage-backed securities	392,123	9%	389,540	8%
Commercial mortgage-backed securities	206,753	5%	203,794	5%
Other asset-backed securities	417,077	9%	416,694	9%
Total fixed maturities, available-for-sale	3,470,027	79%	3,472,472	79%
Fixed maturities, trading	44,818	1%	43,434	1%
Total fixed maturities	3,514,845	80%	3,515,906	80%

Equity investments(1)	146,868	3%	143,738	3%
Short-term investments	251,027	6%	245,313	6%
BOLI	82,402	2%	81,746	2%
Investment in unconsolidated subsidiaries	297,537	7%	305,210	7%
Other investments	88,969	2%	95,770	2%
Total investments	$4,381,648	100%	$4,387,683	100%
(1) Includes $114.6 million and $112.1 million of investment grade bond funds as of March 31, 2023 and December 31, 2022, respectively, which are not subject to significant equity price risk.
At March 31, 2023, 99% of our investments in available-for-sale fixed maturity securities were rated and the average rating was A+. The distribution of our investments in available-for-sale fixed maturity securities by rating were as follows:

	March 31, 2023		December 31, 2022
($ in thousands)	Carrying Value	% of Total Investment	Carrying Value	% of Total Investment
Rating*
AAA	$1,025,375	30%	$1,008,230	29%
AA+	120,496	3%	113,659	3%
AA	210,825	6%	210,247	6%
AA-	184,762	5%	190,106	5%
A+	248,144	7%	264,950	8%
A	437,581	12%	432,442	12%
A-	337,620	10%	345,671	10%
BBB+	220,061	6%	213,794	6%
BBB	301,564	9%	305,987	9%
BBB-	125,872	4%	137,596	4%
Below investment grade	252,266	7%	249,400	7%
Not rated	5,461	1%	390	1%
Total	$3,470,027	100%	$3,472,472	100%
*Average of three NRSRO sources, presented as an S&P equivalent. Source: S&P, Copyright ©2023, S&P Global Market Intelligence

A detailed listing of our investment holdings as of March 31, 2023 is located under the Financial Information heading on the Investor Relations page of our website which can be reached directly at https://investor.proassurance.com/financial-information/quarterly-investment-supplements/default.aspx or through links from the Investor Relations section of our website, investor.proassurance.com.
We manage our investments to ensure that we will have sufficient liquidity to meet our obligations, taking into consideration the timing of cash flows from our investments, including interest payments, dividends and principal payments, as well as the expected cash flows to be generated or used by our operations. In addition to the interest and dividends we will receive from our investments, we anticipate that between $90 million and $160 million of our portfolio will mature (or be paid down) each quarter over the next twelve months and become available, if needed, to meet our cash flow requirements. In response to higher severity trends and an increase in paid losses in our HCPL line of business, we have reduced the rate of reinvestment of these cash flows in order to allow for additional cash availability. The primary outflow of cash at our insurance subsidiaries is related to paid losses and operating costs, including income taxes. The payment of individual claims cannot be predicted with certainty; therefore, we rely upon the history of paid claims in estimating the timing of future claims payments with consideration to current and anticipated industry trends and macroeconomic conditions. To the extent that we may have an unanticipated shortfall in cash, we may either liquidate securities or borrow funds under existing borrowing arrangements through our Revolving Credit Agreement and the FHLB system. Permitted borrowings under our Revolving Credit Agreement are $250 million with the possibility of an additional $50 million accordion feature, if successfully subscribed. Given the duration of our investments, we do not foresee a shortfall that would require us to meet operating cash needs through additional borrowings. Additional information regarding our Revolving Credit Agreement is detailed in Note 7 of the Notes to Condensed Consolidated Financial Statements.
At March 31, 2023, our FAL was comprised of fixed maturity securities with a fair value of $20.5 million and cash and cash equivalents of $4.6 million deposited with Lloyd's. See further discussion in Note 3 of the Notes to Condensed Consolidated Financial Statements.
Our investment portfolio continues to be primarily composed of high quality fixed income securities with approximately 92% of our fixed maturities being investment grade securities as determined by national rating agencies. The weighted average effective duration of our fixed maturity securities at March 31, 2023 was 3.41 years; the weighted average effective duration of our fixed maturity securities combined with our short-term securities was 3.19 years.
The carrying value and unfunded commitments for certain of our investments were as follows:

	Carrying Value		March 31, 2023
($ in thousands, except expected funding period)	March 31, 2023	December 31, 2022	Unfunded Commitment	Expected funding period in years
Qualified affordable housing project tax credit partnerships (1)	$2,727	$4,088	$170	4
All other investments, primarily investment fund LPs/LLCs	294,810	301,122	115,397	3
Total	$297,537	$305,210	$115,567
(1) The carrying value reflects our total commitments (both funded and unfunded) to the partnerships, less any amortization, since our initial investment. We fund these investments based on funding schedules maintained by the partnerships.

Investment fund LPs/LLCs are by nature less liquid and may involve more risk than other investments. We manage our risk through diversification of asset class and geographic location. At March 31, 2023, we had investments in 33 separate investment funds with a total carrying value of $294.8 million which represented approximately 7% of our total investments. Our investment fund LPs/LLCs generate earnings from trading portfolios, secured debt, debt securities, multi-strategy funds and private equity investments, and the performance of these LPs/LLCs is affected by the volatility of equity and credit markets. For our investments in LPs/LLCs, we record our allocable portion of the partnership operating income or loss as the results of the LPs/LLCs become available, typically following the end of a reporting period.

Debt
At March 31, 2023 our debt included $250 million of outstanding unsecured Senior Notes. The notes bear interest at 5.3% annually and are due in November 2023, although they may be redeemed in whole or part prior to maturity. There are no financial covenants associated with these notes.
NORCAL Insurance Company, successor to NORCAL Mutual Insurance Company, issued Contribution Certificates, which bear interest at 3.0% annually and are due in 2031, to certain NORCAL policyholders in the conversion. The Contribution Certificates have a principal amount of $191 million and were recorded at their fair value of $175 million at the date of the NORCAL acquisition on May 5, 2021. The difference of $16 million between the recorded acquisition date fair value and the principal balance of the Contribution Certificates will be accreted utilizing the effective interest method over the term of the certificates of ten years as an increase to interest expense. Furthermore, interest payments are subject to deferral if we do not receive permission from the California Department of Insurance prior to payment. We received permission from the California Department of Insurance to pay the annual interest payment, which was paid in April 2023. See Note 2 and Note 11 of the Notes to Consolidated Financial Statements in our December 31, 2022 report on Form 10-K for additional information on the Contribution Certificates issued in the NORCAL acquisition. There are no financial covenants associated with these certificates.
On April 28, 2023, we executed an amendment to the Revolving Credit Agreement, which extended the expiration from November 2024 to April 2028 and also includes a $125 million delayed draw Term Loan. The Term Loan is available to be drawn during a five year period after closing, subject to customary borrowing conditions. We intend to draw on the Revolving Credit Agreement, including the Term Loan, to refinance our Senior Notes that mature November 2023. The amended Revolving Credit Agreement may be used for general corporate purposes, including, but not limited to, short-term working capital, share repurchases as authorized by the Board and support for other activities. Our amended Revolving Credit Agreement permits borrowings of up to $250 million as well as the possibility of a $50 million accordion feature, if successfully subscribed. As of May 4, 2023, there were no outstanding borrowings on our Revolving Credit Agreement; we are in compliance with the financial covenants of the Revolving Credit Agreement.
Additional information regarding our debt is provided in Note 7 of the Notes to Condensed Consolidated Financial Statements.
To manage our exposure to interest rate risk due to variability in the base rate on borrowings under the amended Revolving Credit Agreement and Term Loan, we entered into two forward-starting interest rate swap agreements ("Interest Rate Swaps") on May 2, 2023, each with an effective date of December 29, 2023 and maturity date of March 31, 2028. Additional information regarding our Interest Rate Swaps is provided in Note 7 of the Notes to Condensed Consolidated Financial Statements.
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

Results of Operations – Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
Selected consolidated financial data for each period is summarized in the table below.

	Three Months Ended March 31
($ in thousands, except per share data)	2023	2022	Change
Revenues:
Net premiums written	$284,909	$310,915	$(26,006)
Net premiums earned	$239,787	$265,711	$(25,924)
Net investment result	29,189	28,063	1,126
Net investment gains (losses)	2,912	(13,506)	16,418
Other income	787	2,804	(2,017)
Total revenues	272,675	283,072	(10,397)

Expenses:
Net losses and loss adjustment expenses	205,296	209,423	(4,127)
Underwriting, policy acquisition and operating expenses	67,788	71,776	(3,988)
SPC U.S. federal income tax expense	532	642	(110)
SPC dividend expense (income)	1,942	2,367	(425)
Interest expense	5,463	4,441	1,022
Total expenses	281,021	288,649	(7,628)
Income (loss) before income taxes	(8,346)	(5,577)	(2,769)
Income tax expense (benefit)	(2,172)	(2,017)	(155)
Net income (loss)	$(6,174)	$(3,560)	$(2,614)
Non-GAAP operating income (loss)	$(8,071)	$7,683	$(15,754)
Earnings (loss) per share:
Basic	$(0.11)	$(0.07)	$(0.04)
Diluted	$(0.11)	$(0.07)	$(0.04)
Non-GAAP operating income (loss) per share:
Basic	$(0.15)	$0.14	$(0.29)
Diluted	$(0.15)	$0.14	$(0.29)
Net loss ratio	85.6%	78.8%	6.8	pts
Underwriting expense ratio	28.3%	27.0%	1.3	pts
Combined ratio	113.9%	105.8%	8.1	pts
Operating ratio	101.3%	98.1%	3.2	pts
Effective tax rate	26.0%	36.2%	(10.2	pts)
Return on equity*	(2.5%)	(0.8%)	(1.7	pts)
Non-GAAP operating return on equity*	(2.9%)	2.3%	(5.2	pts)

*Annualized. See further discussion on this calculation in the Executive Summary of Operations section under the heading "Non-GAAP Operating ROE."
In all tables that follow, the abbreviation "nm" indicates that the information or the percentage change is not meaningful.

Executive Summary of Operations
The following sections provide an overview of our consolidated and segment results of operations for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. See the Segment Results sections that follow for additional information regarding each segment's results.
Revenues
The following table shows our consolidated and segment net premiums earned:

	Three Months Ended March 31
($ in thousands)	2023	2022	Change
Net premiums earned
Specialty P&C	$179,344	$197,967	$(18,623)	(9.4%)
Workers' Compensation Insurance	40,803	40,684	119	0.3%
Segregated Portfolio Cell Reinsurance	15,300	19,314	(4,014)	(20.8%)
Lloyd's Syndicates	4,340	7,746	(3,406)	(44.0%)
Consolidated total	$239,787	$265,711	$(25,924)	(9.8%)
Our consolidated net premiums earned decreased for the three months ended March 31, 2023 by $25.9 million as compared to the same period of 2022.
•For our Specialty P&C segment, net premiums earned decreased during the 2023 three-month period as compared to the same period of 2022 driven by the pro rata effect of a decrease in the volume of premium written during the preceding twelve months due to our process of evaluating the NORCAL book of business and implementing ProAssurance's underwriting strategies. The decrease in net premiums earned also reflected an adjustment made during the first quarter of 2023 which increased ceded premiums owed under our swing rated reinsurance arrangements related to prior accident year losses; no such adjustment was made during the same period of 2022.
•Net premiums earned in our Segregated Portfolio Cell Reinsurance segment decreased for the 2023 three-month period driven by the prior year impact of tail coverage premiums primarily related to one program in which we do not participate, which resulted in $3.0 million of one-time premium written and fully earned during the first quarter of 2022 and, to a lesser extent, a decrease in audit premium billed to policyholders.
•The decrease in our Lloyd's Syndicates segment for the three months ended March 31, 2023 was due to the pro rata effect of our ceased participation in Syndicate 6131 for the 2022 underwriting year.
•For our Workers' Compensation Insurance segment, net premiums earned remained relatively unchanged for the 2023 three-month period as compared to the same period of 2022.
The following table shows our consolidated net investment result:

	Three Months Ended March 31
($ in thousands)	2023	2022	Change
Net investment income	$30,310	$20,443	$9,867	48.3%
Equity in earnings (loss) of unconsolidated subsidiaries*	(1,121)	7,620	(8,741)	(114.7%)
Net investment result	$29,189	$28,063	$1,126	4.0%
*Equity in earnings (loss) of unconsolidated subsidiaries includes our share of the operating results of interests we hold in certain LPs/LLCs as well as operating losses associated with our tax credit partnership investments, which are designed to generate returns in the form of tax credits and tax-deductible project operating losses.

The increase in our consolidated net investment income for the three months ended March 31, 2023 as compared to the same period of 2022 reflected higher average book yields as we continue to reinvest at higher rates as our portfolio matures. Equity in earnings of unconsolidated subsidiaries decreased for the three months ended March 31, 2023 as compared to the same period of 2022 primarily due to the performance of one LP, which was reported to us on a one-quarter lag, and reflected lower market valuations, partially offset by lower amortization of tax credit partnership operating losses.

The following table shows our total consolidated net investment gains (losses):

	Three Months Ended March 31
($ in thousands)	2023	2022	Change
Net impairment losses recognized in earnings	$(2,933)	$—	$(2,933)	nm
Other net investment gains (losses)(1)	5,845	(13,506)	19,351	143.3%
Net investment gains (losses)	$2,912	$(13,506)	$16,418	121.6%
(1) Consolidated other net investment gains (losses) in the three months ended March 31, 2023 include a gain of $1.0 million reflecting the change in the fair value of contingent consideration issued in connection with the NORCAL acquisition (see Note 2 of the Notes to Consolidated Financial Statements in our December 31, 2022 report on Form 10-K for additional information on the NORCAL acquisition). We do not consider this adjustment in assessing the financial performance of any of our operating or reportable segments and therefore, we have excluded it from the Segment Results sections that follow.

For the three months ended March 31, 2023, we recognized $2.9 million of credit-related impairment losses in earnings related to two corporate bonds in the financial sector. Additional information regarding investment impairment losses is provided in Note 3 of the Notes to Condensed Consolidated Financial Statements.
We recognized $2.9 million of net investment gains for the three months ended March 31, 2023 driven by unrealized holding gains resulting from changes in the fair value of our equity investments and convertible securities. We recognized $13.5 million of net investment losses for the three months ended March 31, 2022 driven by unrealized holding losses resulting from changes in the fair value of our equity investments.
The following table shows our consolidated other income:

	Three Months Ended March 31, 2023
($ in thousands)	2023	2022	Change
Other income	$787	$2,804	$(2,017)	(71.9%)
The decrease in consolidated other income was driven by the effect of foreign currency exchange rate losses recognized during the first quarter of 2023 as compared to foreign currency exchange rate gains recognized during the first quarter of 2022. These foreign currency exchange rate changes resulted in a $2.3 million decrease in other income as compared to the same period of 2022 and are related to foreign currency denominated loss reserves associated with premium assumed from an international medical professional liability insured in our Specialty P&C segment. We mitigate foreign exchange exposure by generally matching the currency and duration of associated investments to the corresponding loss reserves. In accordance with GAAP, the impact on the market value of available-for-sale fixed maturities due to changes in foreign currency exchange rates is reflected as part of OCI. Conversely, the impact of changes in foreign currency exchange rates on loss reserves is reflected through net income (loss) as a component of other income. The effect of exchange rate changes on foreign currency denominated loss reserves are reported in our Corporate segment to be consistent with the reporting of the foreign currency denominated invested assets and associated investment income.

Expenses
The following table shows our consolidated and segment net loss ratios and net prior accident year reserve development.

	Three Months Ended March 31
($ in millions)	2023	2022	Change
Current accident year net loss ratio
Consolidated ratio	82.7%	80.8%	1.9	pts
Specialty P&C	87.2%	85.8%	1.4	pts
Workers' Compensation Insurance	72.6%	71.8%	0.8	pts
Segregated Portfolio Cell Reinsurance	64.9%	64.5%	0.4	pts
Lloyd's Syndicates	51.3%	41.8%	9.5	pts
Calendar year net loss ratio
Consolidated ratio	85.6%	78.8%	6.8	pts
Specialty P&C	91.5%	83.8%	7.7	pts
Workers' Compensation Insurance	75.6%	66.9%	8.7	pts
Segregated Portfolio Cell Reinsurance	55.1%	59.5%	(4.4	pts)
Lloyd's Syndicates	45.6%	61.5%	(15.9	pts)
Favorable (unfavorable) reserve development, prior accident years
Consolidated	$(7.1)	$5.3	$(12.4)
Specialty P&C	$(7.6)	$3.9	$(11.5)
Workers' Compensation Insurance	$(1.2)	$2.0	$(3.2)
Segregated Portfolio Cell Reinsurance	$1.5	$0.9	$0.6
Lloyd's Syndicates	$0.2	$(1.5)	$1.7
The primary drivers of the change in our consolidated current accident year net loss ratio for the three months ended March 31, 2023 as compared to the same period of 2022 were as follows:

Increase (Decrease) 2023 versus 2022
(In percentage points)	Comparative three-month periods
Estimated ratio increase (decrease) attributable to:
NORCAL Acquisition - Purchase Accounting Amortization	1.0 pts
Ceded Premium Adjustments, Prior Accident Years	0.8 pts
All other, net	0.1 pts
Increase in the consolidated current accident year net loss ratio	1.9 pts
•Excluding the impact of the items specifically identified in the table above, our consolidated current accident year net loss ratio for the three months ended March 31, 2023 was relatively unchanged as compared to the same period of 2022 as the improvement in our Specialty P&C segment current accident year net loss ratio was offset by a higher current accident year net loss ratio in our Workers' Compensation Insurance segment. The improvement in the current accident year net loss ratio in our Specialty P&C segment, excluding the impact of the items specifically identified in the table above, was driven by a decrease to certain expected loss ratios in our HCPL line of business that we began recognizing in the second half of 2022, partially offset by an increase to certain expected loss ratios in our HCPL line of business during the current period as we continue to observe higher than anticipated loss severity trends in select jurisdictions that started to emerge in the fourth quarter of 2022 and, to a lesser extent, changes in the mix of business. The increase in the current accident year net loss ratio in our Workers' Compensation Insurance segment was driven by an increase in losses within the AAD and, to a lesser extent, higher ULAE, partially offset by a reduction in claim frequency.

•As a result of our acquisition of NORCAL, our consolidated current accident year net loss ratio for the three months ended March 31, 2022 was impacted by the purchase accounting amortization of the negative VOBA associated with NORCAL's assumed unearned premium of $2.5 million which was recorded as a reduction to current accident year net losses in the prior year period. As of June 30, 2022, the negative VOBA was fully amortized which resulted in a 1.0 percentage point increase in the 2023 three-month period ratio as compared to the prior year period.
•During the 2023 three-month period, we increased our estimate of premiums owed under swing rated reinsurance agreements related to prior accident years in our Specialty P&C segment which decreased net premium earned (the denominator of the current accident year net loss ratio) and accounted for a 0.8 percentage point increase in our consolidated current period ratio. No such adjustment was made during the 2022 three-month period. See the Segment Results - Specialty Property and Casualty section that follows under the heading "Ceded Premiums Written" for additional information.
In the 2023 three-month period, our consolidated calendar year net loss ratio was higher than our consolidated current accident year net loss ratio due to the recognition of net unfavorable prior year reserve development, as shown in the previous table. For the 2022 three-month period, our consolidated calendar year net loss ratio was lower than our consolidated current accident year net loss ratio due to the recognition of net favorable prior year reserve development, as shown in the previous table. The following table shows the components of our consolidated net prior accident year reserve development:

	Three Months Ended March 31
($ in thousands)	2023	2022	Change
Net favorable (unfavorable) reserve development	$(9,566)	$2,430	$(11,996)	(493.7%)
NORCAL Acquisition - Purchase Accounting Amortization*	2,510	2,900	(390)	(13.4%)
Total net favorable (unfavorable) reserve development	$(7,056)	$5,330	$(12,386)	(232.4%)
*See Note 2 of the Notes to Consolidated Financial Statements in our December 31, 2022 report on Form 10-K for additional information on the remaining expected amortization of the NORCAL acquisition purchase accounting adjustments.

•The loss environment in our HCPL line of business in our Specialty P&C segment continues to be challenged in some jurisdictions, as claim costs are pressured by social inflation and higher than anticipated loss severity trends which started to emerge in the fourth quarter of 2022. We are monitoring the impact that these trends have on our open case reserves and prior year development. During the current quarter, we strengthened case reserves related to four large claims resulting in net unfavorable development of $10.1 million recognized during the three months ended March 31, 2023, $7.5 million of which related to NORCAL's accident years 2016 and 2020.
•For our Workers' Compensation Insurance segment, the net unfavorable development for the three months ended March 31, 2023 was primarily attributable to one large claim from the 1997 accident year.
•The net favorable development recognized in the Segregated Portfolio Cell Reinsurance segments during the three months ended March 31, 2023 reflected overall favorable trends in claim closing patterns primarily in accident years 2016 through 2020.
•We recognized $0.2 million of favorable prior year development in our Lloyd's Syndicates segment during the three months ended March 31, 2023 driven by lower than expected losses and development on certain large claims, primarily catastrophe related losses.

Our consolidated and segment underwriting expense ratios were as follows:

	Three Months Ended March 31
	2023	2022	Change
Underwriting Expense Ratio
Consolidated (1)	28.3%	27.0%	1.3	pts
Specialty P&C	22.8%	21.7%	1.1	pts
Workers' Compensation Insurance	31.8%	32.0%	(0.2	pts)
Segregated Portfolio Cell Reinsurance	32.9%	22.6%	10.3	pts
Lloyd's Syndicates	39.6%	35.0%	4.6	pts
Corporate (2)	3.4%	3.3%	0.1	pts
(1) Consolidated underwriting expenses for the three months ended March 31, 2022 include $1.2 million of transaction-related costs associated with our acquisition of NORCAL that are not included in a segment as we do not consider these costs in assessing the financial performance of any of our operating or reportable segments. We did not incur any transaction-related costs during the three months ended March 31, 2023. See Note 11 of the Notes to Condensed Consolidated Financial Statements for a reconciliation of our segment results to our consolidated results.

(2) There are no net premiums earned associated with the Corporate segment. Ratios shown are the contribution of the Corporate segment to the consolidated ratio (Corporate operating expenses divided by consolidated net premiums earned).

The change in our consolidated underwriting expense ratio for the 2023 three-month period as compared to the same period of 2022 was primarily attributable to the following:

Increase (Decrease) 2023 versus 2022
(In percentage points)	Comparative three-month periods
Estimated ratio increase (decrease) attributable to:
Change in Net Premiums Earned and DPAC amortization	1.2 pts
Employee Retention Credit	(1.6 pts)
Contingent Consideration Remeasurement Adjustment	(0.4 pts)
Transaction-related Costs(1)	(0.4 pts)
All other, net	2.5 pts
Increase in the underwriting expense ratio	1.3 pts
(1) See footnote 1 in the previous table for more information.
•Excluding the impact of the items specifically identified in the table above, our consolidated underwriting expense ratio for the 2023 three-month period increased by 2.5 percentage points as compared to the same period of 2022. The increase in our consolidated underwriting expense ratio for the 2023 three-month period was driven by the prior year impact of the decrease in our allowance for expected credit losses in our Segregated Portfolio Cell Reinsurance segment related to the collection of customer accounts that were previously written off. The increase in the current period ratio also reflected an increase in operating expenses in our Specialty P&C segment due to higher IT consulting fees and, to a lesser extent, travel-related expenses.
•As shown in the previous table, our consolidated underwriting expense ratio for the 2023 three-month period reflected a decline in consolidated net premiums earned which outpaced the decline in consolidated DPAC amortization, particularly in our Specialty P&C segment as we have higher agency commissions due to a higher volume of commissionable premium, resulting in a 1.2 percentage point increase in our 2023 three-month period ratio as compared to the same period of 2022.
•As shown in the previous table, our consolidated underwriting expense ratio for the 2023 three-month period reflected the impact of a payroll tax refund of $3.8 million recognized in the current period as a reduction to operating expenses in our Specialty P&C segment related to the employee retention credit available to us under the CARES Act, which resulted in a 1.6 percentage point decrease in our current period ratio. See additional discussion on the ERC in Note 1 of the Notes to Condensed Consolidated Financial Statements and previous discussion in the Liquidity section under the heading "Taxes."

•As shown in the previous table, our consolidated underwriting expense ratio for the 2023 three-month period reflected the impact of the remeasurement of the contingent consideration liability associated with the NORCAL acquisition, which resulted in a 0.4 percentage point decrease in our current period ratio. As previously discussed, we recognized $7.5 million of unfavorable development in the current quarter on NORCAL's reserves related to accident year's 2020 and prior. Given the contingent consideration is dependent upon the after-tax development of those accident years, we factored in the unfavorable development in the remeasurement of the contingent consideration which resulted in a $1.0 million decrease to the liability. This $1.0 million decrease was recorded as a reduction to operating expenses in our Specialty P&C segment to be consistent with the reporting of changes in NORCAL's reserves, resulting in a 0.4 percentage point decrease in our consolidated underwriting expense ratio. See further discussion on the contingent consideration in Note 2 and Note 6 of the Notes to Condensed Consolidated Financial Statements.
Taxes
Our consolidated provision for income taxes and effective tax rates for the three months ended March 31, 2023 and 2022 were as follows:

($ in thousands)	Three Months Ended March 31
	2023	2022	Change
Income (loss) before income taxes	$(8,346)	$(5,577)	$(2,769)	(49.7%)
Income tax expense (benefit)	(2,172)	(2,017)	(155)	(7.7%)
Net income (loss)	$(6,174)	$(3,560)	$(2,614)	(73.4%)
Effective tax rate	26.0%	36.2%	(10.2 pts)
We recognized an income tax benefit of $2.2 million and $2.0 million during the three months ended March 31, 2023 and 2022, respectively; however, the comparability of our effective tax rates is impacted by our use of the estimated annual effective tax rate method for the 2023 three-month period versus our use of the discrete effective tax rate method for the 2022 three-month period (see further discussion on these methods in the Critical Accounting Estimates section under the heading "Estimation of Taxes/Tax Credits").
Our effective tax rate for the 2023 three-month period was different from the statutory federal income tax rate of 21% primarily due to the estimated tax rate differential between our actual effective tax rate for the three months ended March 31, 2023 and our projected annual effective tax rate as of March 31, 2023 as calculated under the estimated annual effective tax rate method. Our effective tax rate for the 2022 three-month period was different from the statutory federal income tax rate of 21% due to the benefit recognized from the tax credits transferred to us from our tax credit partnership investments. See further discussion of other notable items impacting our effective tax rate in the Segment Operating Results - Corporate section that follows under the heading "Taxes."
Operating Ratio
Our operating ratio is our combined ratio, less our investment income ratio. This ratio provides the combined effect of underwriting profitability and investment income. Our operating ratio for the three months ended March 31, 2023 and 2022 was as follows:

	Three Months Ended March 31
	2023	2022	Change
Combined ratio	113.9%	105.8%	8.1	pts
Less: investment income ratio	12.6%	7.7%	4.9	pts
Operating ratio	101.3%	98.1%	3.2	pts

Combined ratio, excluding transaction-related costs*	113.9%	105.4%	8.5	pts
*Our consolidated combined ratio for the 2022 three-month period includes $1.2 million of transaction-related costs included in consolidated operating expenses associated with our acquisition of NORCAL. We did not incur any transaction-related costs during the three months ended March 31, 2023. Given these costs do not reflect normal operating expenses, we have excluded their impact from our calculation of the consolidated combined ratio presented above. See previous discussion under the heading "Expenses."

The primary drivers of the change in our operating ratio were as follows:

Increase (Decrease) 2023 versus 2022
(In percentage points)	Comparative three-month periods
Estimated ratio increase (decrease) attributable to:
Investment Results	(4.9 pts)
Employee Retention Credit	(1.6 pts)
Contingent Consideration Remeasurement Adjustment	(0.4 pts)
Transaction-related Costs	(0.4 pts)
Change in Prior Accident Year Reserve Development	4.8 pts
Change in Net Premiums Earned and DPAC amortization	1.2 pts
NORCAL Acquisition - Purchase Accounting Amortization(1)	1.1 pts
Ceded Premium Adjustment, Prior Accident Years	0.8 pts
All other, net	2.6 pts
Increase in the operating ratio	3.2 pts
(1) Includes the impact of purchase accounting amortization on current accident year net losses and prior accident year reserve development. See Note 2 of the Notes to Consolidated Financial Statements in our December 31, 2022 report on Form 10-K for additional information on the remaining expected amortization of the NORCAL acquisition purchase accounting adjustments.

Excluding the impact of the items specifically identified in the table above, our operating ratio for the 2023 three-month period increased by 2.6 percentage points as compared to the same period of 2022 driven by an increase in our consolidated underwriting expense ratio. See previous discussion in this section under the heading "Expenses" and further discussion in our Segment Operating Results sections that follow.

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
The following table is a reconciliation of net income (loss) to Non-GAAP operating income (loss):

	Three Months Ended March 31
(In thousands, except per share data)	2023	2022
Net income (loss)	$(6,174)	$(3,560)
Items excluded in the calculation of Non-GAAP operating income (loss):
Net investment (gains) losses(1)	(2,912)	13,506
Net investment gains (losses) attributable to SPCs which no profit/loss is retained (2)	913	(602)
Transaction-related costs (3)	—	1,177
Guaranty fund assessments (recoupments)	(74)	13
Pre-tax effect of exclusions	(2,073)	14,094
Tax effect, at 21% (4)	176	(2,851)
After-tax effect of exclusions	(1,897)	11,243
Non-GAAP operating income (loss)	$(8,071)	$7,683
Per diluted common share:
Net income (loss)	$(0.11)	$(0.07)
Effect of exclusions	(0.04)	0.21
Non-GAAP operating income (loss) per diluted common share	$(0.15)	$0.14
(1) Net investment gains (losses) for the three months ended March 31, 2023 include a gain of $1.0 million related to the change in the fair value of contingent consideration issued in connection with the NORCAL acquisition. We have excluded this adjustment as it does not reflect normal operating results. See further discussion around the contingent consideration in Note 2 of the Notes to Condensed Consolidated Financial Statements and discussion on our accounting policy in the Critical Accounting Estimates section under the heading "Contingent Consideration".

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
(4) The 21% rate is the annual expected statutory tax rate associated with the taxable or tax deductible items listed above. We utilized the estimated annual effective tax rate method for the three months ended March 31, 2023, while we utilized the discrete effective tax rate method for the three months ended March 31, 2022. For the 2023 period our effective tax rate was applied to these items in calculating net income (loss), excluding net investment gains (losses) and related adjustments. The 2023 gain related to the change in the fair value of contingent consideration is non-taxable and therefore had no associated income tax impact. For the 2022 period, our statutory tax rate was applied to these items in calculating net income (loss). See further discussion on these methods in the Critical Accounting Estimates section under the heading "Estimation of Taxes/Tax Credits". Net investment gains (losses) in our Corporate segment are treated as discrete items and are tax effected at the annual expected statutory tax rate (21%) in the period they are included in our consolidated tax provision and net income (loss). The taxes associated with the net investment gains (losses) related to SPCs in our Segregated Portfolio Cell Reinsurance segment are paid by the individual SPCs and are not included in our consolidated tax provision or net income (loss); therefore, both the net investment gains (losses) from our Segregated Portfolio Cell Reinsurance segment and the adjustment to exclude the portion of net investment gains (losses) included in the SPC dividend expense (income) in the table above are not tax effected.

Non-GAAP Operating ROE
Non-GAAP operating ROE is a financial measure that is calculated as annualized Non-GAAP operating income (loss) for the period divided by the average of beginning and ending total GAAP shareholders’ equity. As previously discussed, in calculating Non-GAAP operating income (loss), we have excluded the effects of certain items that do not reflect normal results. Non-GAAP operating ROE measures the overall after-tax profitability of our insurance operations and shows how efficiently capital is being used; however, it should be considered in conjunction with ROE computed in accordance with GAAP. The following table is a reconciliation of ROE to Non-GAAP operating ROE for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31
	2023	2022	Change
ROE(1)	(2.5%)	(0.8%)	(1.7	pts)
Pre-tax effect of items excluded in the calculation of Non-GAAP operating ROE	(0.5%)	3.9%	(4.4	pts)
Tax effect, at 21%(2)	0.1%	(0.8%)	0.9	pts
Non-GAAP operating ROE	(2.9%)	2.3%	(5.2	pts)
(1) The transaction-related costs associated with our acquisition of NORCAL were not annualized in our quarterly calculation of ROE for the three months ended March 31, 2022 as these costs are considered non-recurring in nature.

(2) The 21% rate is the annual expected statutory tax rate associated with the taxable or tax deductible items. See further discussion in footnote 4 in this section under the heading "Non-GAAP Operating Income."

Non-GAAP operating ROE for the 2023 three-month period decreased by 5.2 pts as compared to 2022 driven by unfavorable prior year development in our Specialty P&C and Workers' Compensation Insurance segments and, to a lesser extent, a decrease in our investment results driven by our results from our portfolio of investments in LPs/LLCs, partially offset by an increase in investment income due to higher average book yields as we continue to reinvest at higher rates as our portfolio matures. See previous discussions in this section under the headings "Executive Summary of Operations" and further discussion in our Segment Operating Results sections that follow.

Non-GAAP Adjusted Book Value per Share
Book value per share is calculated as total GAAP shareholders’ equity divided by the total number of common shares outstanding at the balance sheet date. This ratio measures the net worth of the Company to shareholders on a per share basis.
Non-GAAP adjusted book value per share is a Non-GAAP measure widely used within the insurance sector and is calculated as shareholders’ equity, excluding AOCI, divided by the total number of common shares outstanding at the balance sheet date. This Non-GAAP calculation measures the net worth of the Company to shareholders on a per share basis excluding AOCI to eliminate the temporary and potentially significant effects of fluctuations in interest rates on our fixed income portfolio; however, it should be considered in conjunction with book value per share computed in accordance with GAAP. The increase in interest rates in 2022 led to significant unrealized holding losses on our available-for-sale fixed maturity investments resulting in volatility in AOCI; however, interest rates and bond yields have declined during the first quarter of 2023 leading to unrealized holding gains on our available-for-sale fixed maturity investments during the current quarter. See Note 8 of the Notes to Condensed Consolidated Financial Statements for additional information.
The following table is a reconciliation of our book value per share to Non-GAAP adjusted book value per share at December 31, 2022 and March 31, 2023:

Book Value Per Share
Book Value Per Share at December 31, 2022	$20.46
Less: AOCI Per Share(1)	(5.53)
Non-GAAP Adjusted Book Value Per Share at December 31, 2022	25.99
Increase (decrease) to Non-GAAP Adjusted Book Value Per Share during the three months ended March 31, 2023 attributable to:
Dividends declared	(0.05)
Net income (loss)	(0.11)
Other(2)	(0.02)
Non-GAAP Adjusted Book Value Per Share at March 31, 2023	25.81
Add: AOCI Per Share(1)	(4.74)
Book Value Per Share at March 31, 2023	$21.07
(1) Primarily the impact of accumulated unrealized investment gains (losses) on our available-for-sale fixed maturity investments. See Note 8 of the Notes to Condensed Consolidated Financial Statements for additional information.

(2) Includes the impact of share-based compensation.

Segment Results - Specialty Property & Casualty
Our Specialty P&C segment focuses on professional liability insurance and medical technology liability insurance as discussed in Note 16 of the Notes to Consolidated Financial Statements in our December 31, 2022 report on Form 10-K. Segment results reflected pre-tax underwriting profit or loss from these insurance lines and included the amortization of certain purchase accounting adjustments. Segment results for the three months ended March 31, 2022 exclude transaction-related costs associated with our acquisition of NORCAL as we do not consider these costs in assessing the financial performance of the segment. We did not incur any transaction-related costs during the three months ended March 31, 2023. Segment results included the following:

	Three Months Ended March 31
($ in thousands)	2023	2022	Change
Net premiums written	$214,065	$234,838	$(20,773)	(8.8%)
Net premiums earned	$179,344	$197,967	$(18,623)	(9.4%)
Other income	993	1,019	(26)	(2.6%)
Net losses and loss adjustment expenses	(164,051)	(165,958)	1,907	(1.1%)
Underwriting, policy acquisition and operating expenses	(40,961)	(42,878)	1,917	(4.5%)
Segment results	$(24,675)	$(9,850)	$(14,825)	(150.5%)

Net loss ratio	91.5%	83.8%	7.7 pts
Underwriting expense ratio	22.8%	21.7%	1.1 pts
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
Gross, ceded and net premiums written were as follows:

	Three Months Ended March 31
($ in thousands)	2023	2022	Change
Gross premiums written	$238,874	$257,672	$(18,798)	(7.3%)
Less: Ceded premiums written	24,809	22,834	1,975	8.6%
Net premiums written	$214,065	$234,838	$(20,773)	(8.8%)

Gross Premiums Written
Gross premiums written by component were as follows:

	Three Months Ended March 31
($ in thousands)	2023	2022	Change
Professional Liability
HCPL
Standard Physician(1)	$138,117	$156,444	$(18,327)	(11.7%)
Specialty
Custom Physician(2)	28,731	21,730	7,001	32.2%
Hospitals and Facilities(3)	13,410	17,264	(3,854)	(22.3%)
Senior Care(4)(9)	4,787	4,493	294	6.5%
Reinsurance assumed(5)	12,381	9,761	2,620	26.8%
Total Specialty	59,309	53,248	6,061	11.4%
Total HCPL	197,426	209,692	(12,266)	(5.8%)
Small Business Unit(6)	21,251	22,519	(1,268)	(5.6%)
Tail Coverages(7)(9)	11,127	17,571	(6,444)	(36.7%)
Total Professional Liability	229,804	249,782	(19,978)	(8.0%)
Medical Technology Liability(8)	9,070	7,700	1,370	17.8%
Other	—	190	(190)	nm
Total Gross Premiums Written	$238,874	$257,672	$(18,798)	(7.3%)
(1) Standard Physician premium was our greatest source of premium revenues in both 2023 and 2022 and is comprised of twelve month term policies and, to a lesser extent, three month term policies. Standard Physician premium decreased for the 2023 three-month period as compared to the same period of 2022 driven by retention losses, the impact of the conversion of three month term polices to twelve month term policies in the prior year period and, to a lesser extent, timing differences of $1.4 million, partially offset by an increase in renewal pricing and, to a lesser extent, new business written. Retention losses during the 2023 three-month period generally reflect the competitive market conditions on terms and pricing as well as consolidation trends within the industry (see additional discussion in Part I item 1. Business of our December 31, 2022 report on Form 10-K under the heading "Competition"). Renewal pricing increases during the 2023 three-month period reflect the rising loss cost environment and new business written reflects the competitive market conditions.
(2) Custom Physician premium includes large physician groups, multi-state physician groups and non-standard physicians and is written primarily on an excess and surplus lines basis. The increase in Custom Physician premium during the 2023 three-month period as compared to the same period of 2022 was driven by an increase in renewal pricing, new business written and, to a lesser extent, timing differences, partially offset by retention losses. Renewal pricing increases for the 2023 three-month period reflect pricing actions taken in response to a rising loss cost environment and new business written reflects the competitive market conditions. The retention losses in our Custom Physician book for the 2023 three-month period reflect our focus on underwriting discipline.
(3) Hospitals and Facilities premium (which includes hospitals, surgery centers and miscellaneous medical facilities) decreased for the 2023 three-month period as compared to the same period of 2022 driven by retention losses, partially offset by new business written, primarily miscellaneous medical facilities and, to a lesser extent, an increase in renewal pricing. Retention losses in the 2023 three-month period were largely attributable to the loss of a $4.6 million policy due to the insured entering into a captive arrangement, which resulted in a decrease to our Specialty retention rate of 9.1 percentage points. Renewal pricing increases for the 2023 three-month period reflect rate increases and contract modifications that we believe are appropriate given the current loss environment and new business written reflects the competitive market conditions.
(4) Senior Care premium includes facilities specializing in long term residential care primarily for the elderly ranging from independent living through skilled nursing. Our Senior Care premium was relatively unchanged for the 2023 three-month period as compared to the same period of 2022 as retention losses were more than offset by an increase in renewal pricing and new business written.
(5) We offer custom alternative risk solutions including assumed reinsurance. The increase in premium during the 2023 three-month period primarily reflected an increase in premiums assumed through a reinsurance arrangement with a hospital.

(6) Our Small Business Unit is comprised of premium associated with podiatrists, legal professionals, dentists and chiropractors. Our Small Business Unit premium decreased during the 2023 three-month period as compared to the same period of 2022 driven by retention losses, partially offset by an increase in renewal pricing and, to a lesser extent, new business written. The increase in renewal pricing during the 2023 three-month period was primarily the result of an increase in the rate charged for certain renewed policies in select states.
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
(8) Our Medical Technology Liability business is marketed throughout the U.S.; coverage is typically offered on a primary basis, within specified limits, to manufacturers and distributors of medical technology and life sciences products including entities conducting human clinical trials. In addition to the previously listed factors that affect our premium volume, our Medical Technology Liability premium is also impacted by the sales volume of insureds. Our Medical Technology Liability premium increased during the 2023 three-month period as compared to the same period of 2022 driven by new business written and, to a lesser extent, an increase in renewal pricing, partially offset by retention losses. Renewal pricing increases during the 2023 three-month period are primarily due to changes in the sales volume and changes in exposure of certain insureds. Retention losses during the 2023 three-month period are primarily attributable to insureds no longer needing coverage, an increase in competition on terms and pricing, as well as merger activity within the industry.
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

	Three Months Ended March 31
($ in millions)	2023	2022	Change
Senior Care	$2.9	$3.9	$(1.0)	(25.6%)
Tail Coverages	—	3.0	(3.0)	nm
Total	$2.9	$6.9	$(4.0)	(58.0%)
Alternative market gross premiums written decreased during the 2023 three-month period as compared to the same period of 2022 driven by the prior year effect of tail coverage, primarily related to one program.
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
The change in renewal pricing for our Specialty P&C segment, including by major component, was as follows:

Three Months Ended March 31
2023
Specialty P&C segment	6%
HCPL
Standard Physician	5%
Specialty	11%
Total HCPL	6%
Small Business Unit	5%
Medical Technology Liability	3%

New business written by major component on a direct basis was as follows:

	Three Months Ended March 31
(In millions)	2023	2022
HCPL
Standard Physician	$4.4	$1.8
Specialty	4.7	3.7
Total HCPL	9.1	5.5
Small Business Unit	0.6	1.0
Medical Technology Liability	1.1	1.7
Total	$10.8	$8.2
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
Retention for our Specialty P&C segment, including by major component, was as follows:

	Three Months Ended March 31
	2023	2022
Specialty P&C segment	85%	83%
HCPL
Standard Physician	89%	88%
Specialty	75%	61%
Total HCPL	85%	82%
Small Business Unit	87%	91%
Medical Technology Liability	90%	84%

Ceded Premiums Written
Ceded premiums represent the amounts owed to our reinsurers for their assumption of a portion of our losses. Our HCPL and Medical Technology Liability excess of loss reinsurance arrangements renew annually on October 1. Through our current excess of loss reinsurance arrangements which renewed effective October 1, 2022, we generally retain the first $2 million in risk insured by us and cede coverages in excess of this amount. For our HCPL coverages in excess of $2 million, we generally retain from 0% to 5% of the next $24 million of risk. There were no significant changes in the cost or structure of our HCPL treaty upon the October 2022 renewal. For our Medical Technology Liability treaty, we do not retain any of the next $8 million of risk for coverages in excess of $2 million.
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
Ceded premiums written were as follows:

	Three Months Ended March 31
($ in thousands)	2023	2022	Change
Excess of loss reinsurance arrangements (1)	$11,224	$9,496	$1,728	18.2%
Other shared risk arrangements (2)	6,566	4,336	2,230	51.4%
Premium ceded to SPCs (3)	2,889	6,881	(3,992)	(58.0%)
Other ceded premiums written	1,930	2,121	(191)	(9.0%)
Adjustment to premiums owed under reinsurance agreements, prior accident years, net(4)	2,200	—	2,200	nm
Total ceded premiums written	$24,809	$22,834	$1,975	8.6%
(1) We generally reinsure risks under our excess of loss reinsurance arrangements pursuant to which the reinsurers agree to assume all or a portion of all risks that we insure above our individual risk retention levels. Premium due to reinsurers is based on a rate factor applied to gross premiums written subject to cession under the arrangement. The increase in ceded premiums written under our excess of loss reinsurance arrangements during the 2023 three-month period as compared to the same period of 2022 was driven by the impact of prior year adjustments on certain of our reinsurance arrangements reaching maximum limits eligible for cession on certain treaty years.
(2) We have entered into various shared risk arrangements, including quota share, fronting and captive arrangements, with certain large healthcare systems and other insurance entities. While we cede a large portion of the premium written under these arrangements, they provide us an opportunity to grow net premium through strategic partnerships. The increase in ceded premiums written under our shared risk arrangements during the 2023 three-month period as compared to the same period of 2022 was primarily due to an existing insured entering into a shared risk arrangement during the first quarter of 2023.
(3) As previously discussed, as a part of our alternative market solutions, all or a portion of certain healthcare premium written is ceded to SPCs in our Segregated Portfolio Cell Reinsurance segment under either excess of loss or quota share reinsurance agreements, depending on the structure of the individual program. See the Segment Results - Segregated Portfolio Cell Reinsurance section for further discussion on the cession to the SPCs from our Specialty P&C segment. Premiums ceded to SPCs during the 2023 three-month period decreased as compared to the same period of 2022 driven by the impact of tail coverages in the prior year period, primarily related to one program (see previous discussion in footnote 9 under the heading "Gross Premiums Written").

4) Given the length of time that it takes to resolve our claims, many years may elapse before all losses recoverable under a reinsurance arrangement are known. As a part of the process of estimating our loss reserve we also make estimates regarding the amounts recoverable under our reinsurance arrangements. As previously discussed, the premiums ultimately ceded under certain of our swing rated excess of loss reinsurance arrangements are subject to the losses ceded under the arrangements. As part of our review of our reserves for the 2023 three-month period, we increased our estimate of expected losses and associated recoveries for prior year ceded losses, as well as our estimate of ceded premiums owed to reinsurers due to the overall change in expected loss recoveries attributable to one prior year large claim during the first quarter of 2023. As part of our review of our reserves during the 2022 three-month period, we concluded that our estimate of expected losses and associated recoveries for prior year ceded losses was reasonable; therefore, we did not adjust our estimate of ceded premiums owed to reinsurers. Changes to estimates of premiums ceded related to prior accident years are fully earned in the period the changes in estimates occur.
Ceded Premiums Ratio
As shown in the table below, our ceded premiums ratio was affected during the 2023 three-month period by revisions to our estimate of premiums owed to reinsurers related to coverages provided in prior accident years. The ceded premiums ratio was as follows:

	Three Months Ended March 31
	2023	2022	Change
Ceded premiums ratio	10.4%	8.9%	1.5	pts
Less the effect of adjustments in premiums owed under reinsurance agreements, prior accident years (as previously discussed)	0.9%	—%	0.9	pts
Ratio, current accident year	9.5%	8.9%	0.6	pts
The above table reflects ceded premiums written, excluding the effect of prior year ceded premium adjustments, as previously discussed, as a percent of gross premiums written. Our current accident year ceded premiums ratio for the 2023 three-month period increased as compared to the same period of 2022 driven by an increase in premiums ceded under our shared risk arrangements and, to a lesser extent, the prior year impact of certain of our excess of loss reinsurance arrangements reaching maximum limits eligible for cession on prior treaty years, partially offset by a decrease in premiums ceded to SPCs. See additional discussion above under the heading "Ceded Premiums Written."
Net Premiums Earned
Net premiums earned consist of gross premiums earned less the portion of earned premiums that we cede to our reinsurers for their assumption of a portion of our losses. Because premiums are generally earned pro rata over the entire policy period, fluctuations in premiums earned tend to lag those of premiums written. The majority of our policies carry a term of one year; however, some of our Medical Technology Liability policies have a multi-year term and some of our Standard Physician policies have a three-month term. Tail coverage premiums are generally 100% earned in the period written because the policies insure only incidents that occurred in prior periods and are not cancellable. Retroactive coverage premiums are 100% earned at the inception of the contract, as all of the associated underlying loss events occurred in the past. Additionally, any ceded premium changes due to changes to estimates of premiums owed under reinsurance agreements for prior accident years are fully earned in the period of change.
Net premiums earned were as follows:

	Three Months Ended March 31
($ in thousands)	2023	2022	Change
Gross premiums earned	$199,007	$212,279	$(13,272)	(6.3%)
Less: Ceded premiums earned	19,663	14,312	5,351	37.4%
Net premiums earned	$179,344	$197,967	$(18,623)	(9.4%)
The decrease in gross premiums earned during the 2023 three-month period as compared to the same period of 2022 was driven by the pro rata effect of a decrease in the volume of written premium during the preceding twelve months due to our process of evaluating the NORCAL book of business and implementing ProAssurance's underwriting strategies.

Ceded premiums earned during the 2023 three-month period included prior accident year ceded premium adjustments under swing rated reinsurance agreements (see previous discussion in footnote 4 under the heading "Ceded Premiums Written"). After removing the effect of the prior accident year ceded premium adjustment, ceded premiums earned increased by $3.2 million driven by the pro rata effect of an increase in premium ceded under our excess of loss arrangements during the preceding twelve months.
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
The following table summarizes calendar year net loss ratios for our Specialty P&C segment by separating losses between the current accident year and all prior accident years. The net loss ratios for our Specialty P&C segment were as follows:

	Net Loss Ratios (1)
	Three Months Ended March 31
	2023	2022	Change
Calendar year net loss ratio	91.5%	83.8%	7.7	pts
Less impact of prior accident years on the net loss ratio	4.3%	(2.0%)	6.3	pts
Current accident year net loss ratio(2)	87.2%	85.8%	1.4	pts
(1)Net losses, as specified, divided by net premiums earned.
(2)For the three months ended March 31, 2023, our current accident year net loss ratio (as shown in the table above), increased 1.4 percentage points as compared to the same period of 2022. The change in our current accident year net loss ratio was primarily attributable to the following:

(In percentage points)	Increase (Decrease) 2023 versus 2022
Comparative three-month periods
Estimated ratio increase (decrease) attributable to:
NORCAL Acquisition - Purchase Accounting Amortization	1.2 pts
Ceded Premium Adjustment, Prior Accident Years	1.0 pts
All other, net	(0.8 pts)
Increase in current accident year net loss ratio	1.4 pts
•Excluding the impact of the items specifically identified in the table above, our current accident year net loss ratio for the three months ended March 31, 2023 improved 0.8 percentage points as compared to the same period of 2022 driven by a decrease to certain expected loss ratios in our HCPL line of business, which we began recognizing in the second half of 2022, due to favorable frequency trends, some of which, we believe, was attributable to our process of evaluating the NORCAL book of business and implementing ProAssurance's underwriting strategies. The improvement in our current accident year net loss ratio was partially offset by an increase to certain expected loss ratios in our HCPL line of business during the current period as we continue to observe higher than anticipated loss severity trends in select jurisdictions that started to emerge in the fourth quarter of 2022 and, to a lesser extent, changes in the mix of business.
•As a result of our acquisition of NORCAL, our current accident year net loss ratio for the three months ended March 31, 2022 was impacted by the purchase accounting amortization of $2.5 million related to the negative VOBA associated with NORCAL's assumed unearned premium which was recorded as a reduction to current accident year net losses. As of June 30, 2022, the negative VOBA was fully amortized which resulted in a 1.2 percentage point increase in the 2023 three-month period ratio as compared to the prior year period.

•During the 2023 three-month period, we increased our estimate of premiums owed under swing rated reinsurance agreements related to prior accident years which decreased net premium earned (the denominator of the current accident year net loss ratio) in the first quarter of 2023 and accounted for a 1.0 percentage point increase in our current period ratio. No such adjustment was made during the 2022 three-month period. See the previous discussion under the heading "Ceded Premiums Written" for additional information.
We re-evaluate our previously established reserve each quarter based upon the most recently completed actuarial analysis supplemented by any new analysis, information or trends that have emerged since the date of that study. We also take into account currently available industry trend information.
The following table shows the components of our net prior accident year reserve development:

	Three Months Ended March 31
($ in thousands)	2023	2022	Change
Net favorable (unfavorable) reserve development	$(10,110)	$1,000	$(11,110)	(1,111.0%)
NORCAL Acquisition - Purchase Accounting Amortization*	2,510	2,900	(390)	(13.4%)
Total net favorable (unfavorable) reserve development	$(7,600)	$3,900	$(11,500)	(294.9%)
*See Note 2 of the Notes to Consolidated Financial Statements in our December 31, 2022 report on Form 10-K for additional information on the remaining expected amortization of the NORCAL acquisition purchase accounting adjustments.

•The loss environment in our HCPL line of business continues to be challenged in some jurisdictions, as claim costs are pressured by social inflation and higher than anticipated loss severity trends which started to emerge in the fourth quarter of 2022. We are monitoring the impact that these trends have on our open case reserves and prior year development. During the current quarter, we strengthened case reserves related to four large claims resulting in net unfavorable development of $10.1 million recognized during the three months ended March 31, 2023, $7.5 million of which related to NORCAL's accident years 2016 and 2020.
•Net favorable development recognized during the three months ended March 31, 2022 was net of an increase of $4.0 million in our reserve for potential ECO/XPL. Excluding the increase in the potential ECO/XPL reserve and amortization of purchase accounting adjustments, we recognized net favorable prior accident year reserve development of $5.0 million during the three months ended March 31, 2022, principally related to accident years 2019 through 2021.
A detailed discussion of factors influencing our recognition of loss development is included in our Critical Accounting Estimates section under the heading "Reserve for Losses and Loss Adjustment Expenses" in our December 31, 2022 report on Form 10-K. Assumptions used in establishing our reserve are regularly reviewed and updated by management as new data becomes available. Any adjustments necessary are reflected in the then current operations. Due to the size of our reserve, even a small percentage adjustment to the assumptions can have a material effect on our results of operations for the period in which the change is made, as was the case in both 2023 and 2022.
Underwriting, Policy Acquisition and Operating Expenses
Our Specialty P&C segment underwriting, policy acquisition and operating expenses were comprised as follows:

	Three Months Ended March 31
($ in thousands)	2023	2022	Change
DPAC amortization	$23,738	$21,740	$1,998	9.2%
Management fees	1,164	1,402	(238)	(17.0%)
Other underwriting and operating expenses	16,059	19,736	(3,677)	(18.6%)
Total	$40,961	$42,878	$(1,917)	(4.5%)
DPAC amortization increased for the 2023 three-month period as compared to the same period of 2022 driven by the prior year impact of purchase accounting from the NORCAL acquisition. For the 2022 three-month period, DPAC amortization was approximately $1.0 million lower than would have otherwise been recognized for the period due to the application of GAAP purchase accounting rules. Under these purchase accounting rules, the capitalized policy acquisition costs for NORCAL policies written prior to the acquisition date were written off through purchase accounting on May 5, 2021 rather than being expensed pro rata over the remaining term of the associated policies. The remaining increase in DPAC amortization for the 2023 three-month period as compared to the same period of 2022 reflected an increase in compensation-related expenses due to an increase in headcount and, to a lesser extent, an increase in agency commissions due to a higher volume of commissionable premium.

Management fees are charged pursuant to a management agreement by the Corporate segment to the operating subsidiaries within our Specialty P&C segment for services provided based on the extent to which services are provided to the subsidiary and the amount of premium written by the subsidiary. While the terms of the management agreement were generally consistent between 2023 and 2022, fluctuations in the amount of premium written by each subsidiary can result in corresponding variations in the management fee charged to each subsidiary during a particular period.
Other underwriting and operating expenses decreased for the 2023 three-month period as compared to the same period of 2022 primarily due to a claim for a payroll tax refund of $3.8 million recognized in the current period as a reduction to operating expenses related to the employee retention credit available to us under the CARES Act. See additional discussion on the ERC in Note 1 of the Notes to Condensed Consolidated Financial Statements and previous discussion in the Liquidity section under the heading "Taxes." In addition, the decrease in other underwriting and operating expenses for the 2023 three-month period reflects the impact of the remeasurement of the contingent consideration liability associated with the NORCAL acquisition. We recognized $7.5 million of unfavorable development in the current quarter on NORCAL's reserves related to accident year's 2020 and prior (see additional discussion in the previous section under the heading "Losses and Loss Adjustment Expenses"). Given the contingent consideration is dependent upon the after-tax development of those accident years, we factored in the unfavorable development in the remeasurement of the contingent consideration which resulted in a $1.0 million decrease to the liability. This $1.0 million decrease was recorded as a reduction to operating expenses in the segment to be consistent with the reporting of NORCAL's reserves. See further discussion on the contingent consideration in Note 2 and Note 6 of the Notes to Condensed Consolidated Financial Statements. Excluding the impact of these items, other underwriting and operating expenses increased $1.1 million for the 2023 three-month period as compared to the same period of 2022 driven by an increase in IT consulting fees and travel-related expenses.
Underwriting Expense Ratio (the Expense Ratio)
Our expense ratio for the Specialty P&C segment was as follows:

	Three Months Ended March 31
	2023	2022	Change
Underwriting expense ratio	22.8%	21.7%	1.1	pts
The change in our expense ratio for the 2023 three-month period as compared to the same period of 2022 was primarily attributable to the following:

Increase (Decrease) 2023 versus 2022
(In percentage points)	Comparative three-month periods
Estimated ratio increase (decrease) attributable to:
Change in Net Premiums Earned and DPAC amortization	1.7 pts
NORCAL DPAC Amortization - Prior Period Purchase Accounting Impact	0.6 pts
Employee Retention Credit	(2.2 pts)
Contingent Consideration Remeasurement Adjustment	(0.6 pts)
All other, net	1.6 pts
Increase in the underwriting expense ratio	1.1 pts
Excluding the impact of the items specifically identified in the table above, our expense ratio increased for the 2023 three-month period as compared to the same period of 2022 by 1.6 percentage points driven by higher professional fees and, to a lesser extent, travel-related expenses, as previously discussed. The increase in the expense ratio from higher DPAC amortization, excluding the prior year purchase accounting impact, in relation to the change in net premiums earned for the 2023 three-month period of 1.7 percentage points primarily reflects an increase in compensation-related costs and, to a lesser extent, an increase in agency commissions, as previously discussed.

Segment Results - Workers' Compensation Insurance
Our Workers' Compensation Insurance segment includes workers' compensation products provided to employers generally with 1,000 or fewer employees, as discussed in Note 16 of the Notes to Consolidated Financial Statements in our December 31, 2022 report on Form 10-K. Workers' compensation products offered include guaranteed cost policies, policyholder dividend policies, retrospectively-rated policies, deductible policies and alternative market programs. Alternative market programs include services related to program design, fronting, claims administration, risk management, SPC rental, asset management and SPC management services. Alternative market program premiums are 100% ceded to either the SPCs within our Segregated Portfolio Cell Reinsurance segment or captive insurers unaffiliated with ProAssurance for two programs. Our Workers' Compensation Insurance segment results reflect pre-tax underwriting profit or loss from these workers' compensation products, exclusive of investment results, which are included in our Corporate segment. Segment results included the following:

	Three Months Ended March 31
($ in thousands)	2023	2022	Change
Net premiums written	$47,572	$45,266	$2,306	5.1%

Net premiums earned	$40,803	$40,684	$119	0.3%
Other income	581	682	(101)	(14.8%)
Net losses and loss adjustment expenses	(30,844)	(27,211)	(3,633)	13.4%
Underwriting, policy acquisition and operating expenses	(12,980)	(13,001)	21	(0.2%)
Segment results	$(2,440)	$1,154	$(3,594)	(311.4%)

Net loss ratio	75.6%	66.9%	8.7 pts
Underwriting expense ratio	31.8%	32.0%	(0.2 pts)
Premiums Written
Our workers’ compensation premium volume is driven by five primary factors: (1) the amount of new business written, (2) retention of our existing book of business, (3) premium rates charged on our renewal book of business, (4) changes in payroll exposure and (5) audit premium.
Gross, ceded and net premiums written were as follows:

	Three Months Ended March 31
($ in thousands)	2023	2022	Change
Gross premiums written	$73,431	$72,118	$1,313	1.8%
Less: Ceded premiums written	25,859	26,852	(993)	(3.7%)
Net premiums written	$47,572	$45,266	$2,306	5.1%

Gross Premiums Written
Gross premiums written by product were as follows:

	Three Months Ended March 31
($ in thousands)	2023	2022	Change
Traditional business:
Guaranteed cost	$37,799	$35,503	$2,296	6.5%
Policyholder dividend	7,170	7,862	(692)	(8.8%)
Deductible	2,331	2,120	211	10.0%
Retrospective	304	646	(342)	(52.9%)
Other	1,704	1,615	89	5.5%
Change in EBUB estimate	1,000	—	1,000	nm
Total traditional business	50,308	47,746	2,562	5.4%
Alternative market business(1)	23,123	24,372	(1,249)	(5.1%)
Total	$73,431	$72,118	$1,313	1.8%
(1) A majority of alternative market premiums are ceded to SPCs in our Segregated Portfolio Cell Reinsurance segment. See further discussion on alternative market gross premiums written in our Segment Operating Results - Segregated Portfolio Cell Reinsurance section under the heading "Gross Premiums Written" that follows.
Gross premiums written increased during the three months ended March 31, 2023 as compared to the same period of 2022, primarily reflecting higher audit premium, new business and changes in the carried EBUB estimate, partially offset by lower renewal premium. Policy audits processed during the 2023 three-month period resulted in audit premium billed to policyholders totaling $3.7 million as compared to $1.7 million for the same period in 2022. Additionally, the carried EBUB estimate was increased $1.0 million during the 2023 three-month period; there was no such adjustment during the same period of 2022. Renewal premium results reflected premium retention of 85% and rate decreases of 6%, partially offset by an increase in payroll exposure.
We retained 100% of the nine workers’ compensation alternative market programs that were up for renewal during the three months ended March 31, 2023.
New business, audit premium, renewal retention and renewal price changes for our traditional business and alternative market business are shown in the table below:

	Three Months Ended March 31
	2023			2022
($ in millions)	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results
New business	$6.6	$1.2	$7.8	$3.5	$1.1	$4.6
Audit premium (excluding EBUB)	$2.5	$1.2	$3.7	$0.1	$1.6	$1.7
Retention rate (1)	83%	90%	85%	85%	92%	88%
Change in renewal pricing (2)	(6%)	(5%)	(6%)	(4%)	(3%)	(4%)

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

Ceded Premiums Written
Ceded premiums written were as follows:

	Three Months Ended March 31
($ in thousands)	2023	2022	Change
Premiums ceded to SPCs(1)	$19,992	$21,488	$(1,496)	(7.0%)
Premiums ceded to external reinsurers(2)	3,429	3,155	274	8.7%
Premiums ceded to unaffiliated captive insurers(1)	3,131	2,884	247	8.6%
Change in return premium estimate under external reinsurance (3)	15	29	(14)	(48.3%)
Estimated revenue share under external reinsurance (4)	(708)	(704)	(4)	0.6%
Total ceded premiums written	$25,859	$26,852	$(993)	(3.7%)
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

Ceded premiums written decreased during the three months ended March 31, 2023 as compared to the same period of 2022, primarily reflecting a decrease in alternative market premiums ceded to the Segregated Portfolio Cell Reinsurance segment, partially offset by an increase in premiums ceded under our external reinsurance treaty, reflecting higher reinsurance rates, and an increase in premiums ceded to unaffiliated captive insurers.
Ceded Premiums Ratio
Ceded premiums ratio was as follows:

	Three Months Ended March 31
	2023	2022	Change
Ceded premiums ratio, as reported	33.3%	33.3%	—	pts
Less the effect of:
Premiums ceded to SPCs (100%)	24.2%	26.1%	(1.9	pts)
Premiums ceded to unaffiliated captive insurers (100%)	2.7%	1.5%	1.2	pts
Estimated revenue share	(1.7%)	(1.6%)	(0.1	pts)
Assumed premiums earned (not ceded to external reinsurers)	(0.3%)	(0.3%)	—	pts
Ceded premiums ratio (related to external reinsurance), less the effects of above	8.4%	7.6%	0.8	pts
The above table reflects traditional ceded premiums earned as a percent of traditional gross premiums earned. As discussed above, premiums ceded under our traditional reinsurance treaty are based on premiums earned during the treaty period. The increase in the ceded premiums ratio for the three months ended March 31, 2023 as compared to the same period of 2022 primarily reflected the higher reinsurance rates.

Net Premiums Earned
Net premiums earned consist of gross premiums earned less the portion of earned premiums that we cede to SPCs in our Segregated Portfolio Cell Reinsurance segment, external reinsurers (including changes related to the return premium and revenue share estimates) and the unaffiliated captive insurers. Because premiums are generally earned pro rata over the entire policy period, fluctuations in premiums earned tend to lag those of premiums written. Our workers’ compensation policies are twelve month term policies, and premiums are earned on a pro rata basis over the policy period. Net premiums earned also include premium adjustments related to the audit of our insureds' payrolls, changes in our estimates related to EBUB and premium adjustments related to retrospectively-rated policies. Payroll audits are conducted subsequent to the end of the policy period and any related premium adjustments are recorded as fully earned in the current period. We evaluate our estimates related to EBUB and retrospectively-rated premium adjustments on a quarterly basis with any adjustments being included in written and earned premium in the current period.
Net premiums earned were as follows:

	Three Months Ended March 31
($ in thousands)	2023	2022	Change
Gross premiums earned	$61,166	$61,034	$132	0.2%
Less: Ceded premiums earned	20,363	20,350	13	0.1%
Net premiums earned	$40,803	$40,684	$119	0.3%
Net premiums earned remained relatively unchanged during the three months ended March 31, 2023 as compared to the same period of 2022 as higher audit premium and the increase in our carried EBUB estimate more than offset the continuation of competitive market conditions.
Losses and Loss Adjustment Expenses
We estimate our current accident year loss and loss adjustment expenses by developing actual reported losses using historical loss development factors, adjusted to reflect current and expected trends based on various internal analyses and supplemental information. Our current accident year loss ratio includes ULAE and estimated losses within the AAD. The following table summarizes calendar year net loss ratios by separating losses between the current accident year and all prior accident years. Calendar year and current accident year net loss ratios by component were as follows:

	Three Months Ended March 31
	2023	2022	Change
Calendar year net loss ratio	75.6%	66.9%	8.7	pts
Less impact of prior accident years on the net loss ratio	3.0%	(4.9%)	7.9	pts
Current accident year net loss ratio	72.6%	71.8%	0.8	pts
Less estimated ratio increase (decrease) attributable to:
Change in the AAD	3.4%	2.4%	1.0	pts
Current accident year net loss ratio, excluding the effect of the change in the AAD	69.2%	69.4%	(0.2	pts)
The current accident year net loss ratio increased during the three months ended March 31, 2023 as compared to the same period of 2022 primarily due to an increase in losses within the AAD and higher ULAE. As shown in the previous table, losses recognized within the AAD contributed a 1.0 percentage point increase in the current accident year loss ratio (see previous discussion of the AAD under the heading "Ceded Premiums Written"). The increase in ULAE for the 2023 three-month period was primarily due to higher average headcount and compensation-related costs and accounted for 0.5 percentage points of the increase in the current accident year loss ratio. Excluding the impact of AAD and ULAE, the current accident year loss ratio decreased 0.7 percentage points, primarily reflecting a reduction in claim frequency.
Calendar year incurred losses (excluding IBNR) in excess of our per occurrence reinsurance retention, before consideration of the AAD, decreased $1.8 million for the three months ended March 31, 2023 as compared to the same period of 2022. We retained losses in excess of our per occurrence retention totaling $1.4 million during the 2023 three-month period as compared to $1.0 million for the same period of 2022 which reflected losses within the AAD.
We recognized net unfavorable prior year reserve development of $1.2 million for the three months ended March 31, 2023 as compared to favorable prior year reserve development of $2.0 million for the same period of 2022. The net unfavorable prior year reserve development for the three months ended March 31, 2023 was driven primarily by a large claim from the 1997 accident year. The net favorable prior year development for the three months ended March 31, 2022 reflected overall favorable trends in claim closing patterns and primarily related to accident years 2019 and prior.

Underwriting, Policy Acquisition and Operating Expenses
Underwriting, policy acquisition and operating expenses include the amortization of commissions, premium taxes and underwriting salaries, which are capitalized and deferred over the related workers’ compensation policy period, net of ceding commissions earned. The capitalization of underwriting salaries can vary as they are subject to the success rate of our contract acquisition efforts. These expenses also include a management fee charged by our Corporate segment, which represents intercompany charges pursuant to a management agreement. The management fee is based on the extent to which services are provided to the subsidiary and the amount of premium written by the subsidiary.
Our Workers' Compensation Insurance segment underwriting, policy acquisition and operating expenses were comprised as follows:

	Three Months Ended March 31
($ in thousands)	2023	2022	Change
DPAC amortization	$7,010	$7,061	$(51)	(0.7%)
Management fees	550	541	9	1.7%
Other underwriting and operating expenses	8,871	8,868	3	—%
Policyholder dividend expense	115	209	(94)	(45.0%)
SPC ceding commission offset	(3,566)	(3,678)	112	(3.0%)
Total	$12,980	$13,001	$(21)	(0.2%)
DPAC amortization remained relatively unchanged for the three months ended March 31, 2023 as compared to the same period of 2022, consistent with relatively flat gross premiums earned.
Other underwriting and operating expenses remained relatively unchanged for the three months ended March 31, 2023 as compared to the same period of 2022 as decreases in advertising costs and office-related rent were offset by increases in costs related to compensation, business-related travel and IT costs. The increase in compensation-related costs primarily reflected an increase in headcount. The decrease in office-related rent was driven by a reduction in office space during 2022.
As previously discussed, alternative market premiums written by our Workers' Compensation Insurance segment are 100% ceded, less a ceding commission, to either the SPCs in our Segregated Portfolio Cell Reinsurance segment or unaffiliated captive insurers. The ceding commission charged to the SPCs consists of an amount for fronting fees, cell rental fees, commissions, premium taxes, claims administration fees and risk management fees. The fronting fees, commissions, premium taxes and risk management fees are recorded as an offset to underwriting, policy acquisition and operating expenses. Cell rental fees are recorded as a component of other income and claims administration fees are recorded as ceded ULAE. The decrease in SPC ceding commissions earned for the three months ended March 31, 2023 as compared to the same period of 2022, primarily reflected the decrease in alternative market ceded earned premium.
Underwriting Expense Ratio (the Expense Ratio)
The underwriting expense ratio included the impact of the following:

	Three Months Ended March 31
	2023	2022	Change
Underwriting expense ratio, as reported	31.8%	32.0%	(0.2	pts)
Less estimated ratio increase (decrease) attributable to:
Impact of ceding commissions received from SPCs	3.5%	3.5%	—	pts
Impact of audit premium	(1.8%)	(0.1%)	(1.7	pts)
Underwriting expense ratio, less listed effects	30.1%	28.6%	1.5	pts
Excluding the items noted in the table above, the expense ratio increased for the three months ended March 31, 2023, primarily reflecting lower net premiums earned due to the continuation of competitive market conditions.

Segment Results - Segregated Portfolio Cell Reinsurance
The Segregated Portfolio Cell Reinsurance segment includes the results (underwriting profit or loss, plus investment results, net of U.S. federal income taxes) of SPCs at Inova Re and Eastern Re, our Cayman Islands SPC operations, as discussed in Note 16 of the Notes to Consolidated Financial Statements in our December 31, 2022 report on Form 10-K. SPCs are segregated pools of assets and liabilities that provide an insurance facility for a defined set of risks. Assets of each SPC are solely for the benefit of that individual cell and each SPC is solely responsible for the liabilities of that individual cell. Assets of one SPC are statutorily protected from the creditors of the others. Each SPC is owned, fully or in part, by an individual company, agency, group or association and the results of the SPCs are attributable to the participants of that cell. We participate to a varying degree in the results of selected SPCs and, for the SPCs in which we participate, our participation interest ranges from a low of 15% to a high of 85%. SPC results attributable to external cell participants are reported as an SPC dividend (expense) income in our Segregated Portfolio Cell Reinsurance segment. In addition, our Segregated Portfolio Cell Reinsurance segment includes the investment results of the SPCs as the investments are solely for the benefit of the cell participants and investment results attributable to external cell participants are reflected in the SPC dividend (expense) income. As of March 31, 2023, there were 27 (4 inactive) SPCs. The SPCs assume workers' compensation insurance, healthcare professional liability insurance or a combination of the two from our Workers' Compensation Insurance and Specialty P&C segments. As of March 31, 2023, there were two SPCs that assumed both workers' compensation insurance and healthcare professional liability insurance and one SPC that assumed only healthcare professional liability insurance.
Segment results reflects our share of the underwriting and investment results of the SPCs in which we participate, and included the following:

	Three Months Ended March 31
($ in thousands)	2023	2022	Change
Net premiums written	$19,947	$25,217	$(5,270)	(20.9%)

Net premiums earned	$15,300	$19,314	$(4,014)	(20.8%)
Net investment income	420	112	308	275.0%
Net investment gains (losses)	1,160	(711)	1,871	263.2%
Other income	1	1	—	—%
Net losses and loss adjustment expenses	(8,423)	(11,491)	3,068	(26.7%)
Underwriting, policy acquisition and operating expenses	(5,035)	(4,369)	(666)	15.2%
SPC U.S. federal income tax expense (1)	(532)	(642)	110	(17.1%)
SPC net results	2,891	2,214	677	30.6%
SPC dividend (expense) income (2)	(1,942)	(2,367)	425	(18.0%)
Segment results (3)	$949	$(153)	$1,102	720.3%

Net loss ratio	55.1%	59.5%	(4.4 pts)
Underwriting expense ratio	32.9%	22.6%	10.3 pts
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
Gross, ceded and net premiums written were as follows:

	Three Months Ended March 31
($ in thousands)	2023	2022	Change
Gross premiums written	$22,881	$28,369	$(5,488)	(19.3%)
Less: Ceded premiums written	2,934	3,152	(218)	(6.9%)
Net premiums written	$19,947	$25,217	$(5,270)	(20.9%)
Gross Premiums Written
Gross premiums written reflected reinsurance premiums assumed by component as follows:

	Three Months Ended March 31
($ in thousands)	2023	2022	Change
Workers' compensation	$19,992	$21,488	$(1,496)	(7.0%)
Healthcare professional liability	2,889	6,881	(3,992)	(58.0%)
Gross Premiums Written	$22,881	$28,369	$(5,488)	(19.3%)
Gross premiums written for the three months ended March 31, 2023 and 2022 were primarily comprised of workers' compensation coverages assumed from our Workers' Compensation Insurance segment. Workers' compensation gross premiums written decreased during the 2023 three-month period as compared to the same period of 2022 driven by lower renewal and audit premium. Renewal premium reflected premium retention of 90% and rate decreases of 5%, partially offset by an increase in payroll exposure. Healthcare professional liability gross premiums written decreased during the 2023 three-month period as compared to the same period of 2022, primarily reflecting the prior year impact of tail coverage premium related to one program in which we do not participate. See further discussion in our Segment Results - Specialty Property & Casualty section under the heading "Premiums Written." We retained 100% of the eight workers' compensation programs and one healthcare professional liability program up for renewal during the three months ended March 31, 2023.
New business, audit premium, retention and renewal price changes for the assumed workers' compensation premium is shown in the table below:

	Three Months Ended March 31
($ in millions)	2023	2022
New business	$1.2	$1.1
Audit premium	$1.2	$1.6
Retention rate (1)	90%	92%
Change in renewal pricing (2)	(5%)	(3%)
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

Ceded Premiums Written
Ceded premiums written were as follows:

	Three Months Ended March 31
($ in thousands)	2023	2022	Change
Ceded premiums written	$2,934	$3,152	$(218)	(6.9%)
For the workers' compensation business, each SPC has in place its own external reinsurance coverage. The healthcare professional liability business is assumed net of reinsurance from our Specialty P&C segment; therefore, there are no ceded premiums related to the healthcare professional liability business reflected in the table above. The risk retention for each loss occurrence for the workers' compensation business ranges from $0.3 million to $0.4 million based on the program, with limits up to $119.7 million. In addition, each program has aggregate reinsurance coverage between $1.1 million and $2.1 million on a program year basis. Premiums ceded under our SPC reinsurance treaty are based on premiums written during the treaty period. The change in ceded premiums written during the three months ended March 31, 2023 as compared to the same period of 2022 primarily reflected the decrease in workers' compensation gross premiums written and the impact of rate changes under the external reinsurance treaty. External reinsurance rates vary based on the alternative market program.
Ceded Premiums Ratio
Ceded premiums ratio was as follows:

	Three Months Ended March 31
	2023	2022	Change
Ceded premiums ratio	14.7%	14.7%	— pts
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
Gross, ceded and net premiums earned were as follows:

	Three Months Ended March 31
($ in thousands)	2023	2022	Change
Gross premiums earned	$17,603	$21,664	$(4,061)	(18.7%)
Less: Ceded premiums earned	2,303	2,350	(47)	(2.0%)
Net premiums earned	$15,300	$19,314	$(4,014)	(20.8%)
Net premiums earned decreased during the three months ended March 31, 2023 as compared to the same period of 2022. The decrease in net premiums earned primarily reflected the aforementioned impact of healthcare professional liability tail premium written and fully earned in the 2022 three-month period and the decrease in workers' compensation audit premium billed to policyholders.

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
Calendar year and current accident year net loss ratios for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31
	2023	2022	Change
Calendar year net loss ratio	55.1%	59.5%	(4.4	pts)
Less impact of prior accident years on the net loss ratio	(9.8%)	(5.0%)	(4.8	pts)
Current accident year net loss ratio	64.9%	64.5%	0.4	pts
Less estimated ratio increase (decrease) attributable to:
Change in estimated aggregate reinsurance	(0.1%)	1.0%	(1.1	pts)
Current accident year net loss ratio, excluding the effect of the change in estimated aggregate reinsurance	65.0%	63.5%	1.5	pts
During the 2023 three-month period, we increased our estimate of aggregate reinsurance which decreased our current accident year net loss ratio as compared to the same period of 2022. See additional information regarding the SPC's aggregate reinsurance agreements in our Liquidity section under the heading "Operating Activities and Related Cash Flows."
The current accident year net loss ratio, excluding the effect of changes in estimated aggregate reinsurance, increased in the 2023 three-month period, reflecting an increase in both workers' compensation and healthcare professional liability current accident year net loss ratios. The workers' compensation current accident year net loss ratio for the 2023 three-month period primarily reflects the continuation of intense price competition and the resulting renewal rate decreases in the workers' compensation business, partially offset by a reduction in claim frequency and favorable trends in prior accident year workers' compensation claim results and their impact on our analysis of the current year loss estimate. The increase in the healthcare professional liability current accident year net loss ratio for the 2023 three-month period primarily reflected an increase in expected claim frequency related to one program in which we do not participate.
Calendar year incurred losses (excluding IBNR) ceded to our external reinsurers increased $1.4 million for the three months ended March 31, 2023 as compared to the same period of 2022. Current accident year ceded incurred losses (excluding IBNR) decreased $0.1 million for the 2023 three-month period as compared to the same period of 2022.
We recognized net favorable prior year reserve development of $1.5 million for the three months ended March 31, 2023 as compared to $0.9 million for the same period of 2022. The net favorable development entirely related to the workers' compensation business and reflected overall favorable trends in claim closing patterns primarily in accident years 2016 through 2020. The net favorable prior year reserve development for the three months ended March 31, 2022 also related entirely to the workers’ compensation business which primarily reflected overall favorable claim trends in claim closing patterns in accident years 2019 and 2020.

Underwriting, Policy Acquisition and Operating Expenses
Our Segregated Portfolio Cell Reinsurance segment underwriting, policy acquisition and operating expenses were comprised as follows:

	Three Months Ended March 31
($ in thousands)	2023	2022	Change
DPAC amortization	$4,576	$5,294	$(718)	(13.6%)
Policyholder dividend expense	33	66	(33)	(50.0%)
Other underwriting and operating expenses	426	(991)	1,417	143.0%
Total	$5,035	$4,369	$666	15.2%
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
Other underwriting and operating expenses primarily include bank fees, professional fees and changes in the allowance for expected credit losses. Expenses for the 2022 three-month period include the collection of a large customer account balance that was previously written off in 2021. Excluding the impact of a reduction in the allowance for credit losses, other underwriting and operating expenses for the 2022 three-month period were relatively unchanged as compared to the same period of 2022.
The decrease in policyholder dividend expense for the 2023 three-month period as compared to the same period of 2022 primarily reflects changes in estimated dividends for one SPC program, in which we do not participate.
Underwriting Expense Ratio (the Expense Ratio)
The underwriting expense ratio included the impact of the following:

	Three Months Ended March 31
	2023	2022	Change
Underwriting expense ratio, as reported	32.9%	22.6%	10.3 pts
Less: impact of audit premium on expense ratio	(2.6%)	(2.0%)	(0.6 pts)
Underwriting expense ratio, excluding the effect of audit premium	35.5%	24.6%	10.9 pts
Excluding the effect of audit premium, the underwriting expense ratio increased for the 2023 three-month period as compared the same period of 2022 driven by the prior year impact of a reduction in the allowance for credit losses for one program in which we do not participate, as previously discussed.

Segment Results - Lloyd's Syndicates
Our Lloyd's Syndicates segment includes the results from our participation in Syndicate 1729 and Syndicate 6131 at Lloyd's of London. In addition to our participation in Syndicate results, we have investments in and other obligations to our Lloyd's Syndicates consisting of a Syndicate Credit Agreement and FAL requirements. For the 2023 underwriting year, our FAL was comprised of investment securities and cash and cash equivalents deposited with Lloyd's which at March 31, 2023 had a fair value of approximately $25.1 million, as discussed in Note 3 of the Notes to Condensed Consolidated Financial Statements.
We normally report results from our involvement in Lloyd's Syndicates on a quarter lag, except when information is available that is material to the current period. Furthermore, the investment results associated with our FAL investments and certain U.S. paid administrative expenses are reported concurrently as that information is available on an earlier time frame.
Our participation in the results of Syndicate 1729 for the 2023 underwriting year remains unchanged from the 2022 underwriting year at 5% and we ceased participation in Syndicate 6131 beginning with the 2022 underwriting year. Due to the quarter lag, our ceased participation in Syndicate 6131 was not reflected in our results until the second quarter of 2022. See further discussion regarding our participation in the Syndicates in the section titled Segment Results - Lloyd's Syndicates in Item 7 of our December 31, 2022 report on Form 10-K.
In addition to the results of our participation in Lloyd's Syndicates, as discussed above, our Lloyd's Syndicates segment also includes 100% of the results of our wholly owned subsidiaries that support our operations at Lloyd's. For the three months ended March 31, 2023 and 2022, the results of our Lloyd's Syndicates segment were as follows:

	Three Months Ended March 31
($ in thousands)	2023	2022	Change
Gross premiums written	$3,489	$5,817	$(2,328)	(40.0%)
Less: Ceded premiums written	164	223	(59)	(26.5%)
Net premiums written	$3,325	$5,594	$(2,269)	(40.6%)
Net premiums earned	$4,340	$7,746	$(3,406)	(44.0%)
Net investment income	188	211	(23)	(10.9%)
Net investment gains (losses)	(11)	(399)	388	(97.2%)
Other income (expense)	(3)	134	(137)	(102.2%)
Net losses and loss adjustment expenses	(1,978)	(4,763)	2,785	(58.5%)
Underwriting, policy acquisition and operating expenses	(1,720)	(2,709)	989	(36.5%)
Segment results	$816	$220	$596	270.9%
Net loss ratio	45.6%	61.5%	(15.9 pts)
Underwriting expense ratio	39.6%	35.0%	4.6 pts
Premiums
Net premiums written decreased during the 2023 three-month period as compared to the same period of 2022 driven by our ceased participation in Syndicate 6131 for the 2022 underwriting year, partially offset by volume increases on renewal business and renewal pricing increases, primarily on casualty and property insurance coverages, as well as new business written, primarily on property insurance coverage. Net premiums earned decreased $3.4 million during the 2023 three-month period as compared to the same period of 2022 primarily attributable to the pro rata effect of a reduction in net premiums written during the preceding twelve months.

Net Losses and Loss Adjustment Expenses
The following table summarizes calendar year net loss ratios by separating losses between the current accident year and all prior accident years. Net loss ratios for the period were as follows:

	Net Loss Ratios
	Three Months Ended March 31
	2023	2022	Change
Calendar year net loss ratio	45.6%	61.5%	(15.9	pts)
Less: impact of prior accident years on the net loss ratio	(5.7%)	19.7%	(25.4	pts)
Current accident year net loss ratio	51.3%	41.8%	9.5	pts
The increase in the current accident year net loss ratio for the three months ended March 31, 2023 as compared to the same period of 2022 was driven by certain property and catastrophe related losses in the current period, partially offset by higher reinsurance recoveries as a proportion of gross losses as compared to the prior year period.
We recognized $0.2 million of favorable prior year development during the three months ended March 31, 2023 as compared to unfavorable development of $1.5 million for the same period of 2022. The favorable prior year development for the three months ended March 31, 2023 was driven by lower than expected losses and development on certain large claims, primarily catastrophe related losses.
Underwriting, Policy Acquisition and Operating Expenses
For the 2023 three-month period, the underwriting expense ratio increased by 4.6 percentage points as compared to the same period of 2022 which primarily reflected the impact of the mix of policies earned from open underwriting years in which we participated at a higher degree and, to a lesser extent, an increase in operating expenses.

Segment Results - Corporate
Our Corporate segment includes our investment operations excluding those reported in our Segregated Portfolio Cell Reinsurance and Lloyd's Syndicates segments as discussed in Note 16 of the Notes to Consolidated Financial Statements in our December 31, 2022 report on Form 10-K. In addition, this segment includes corporate expenses, interest expense, U.S. income taxes and non-premium revenues generated outside of our insurance entities. Segment results for the three months ended March 31, 2023 exclude the change in fair value of contingent consideration and, for the three months ended March 31, 2022, transaction-related costs including the associated income tax benefit related to the NORCAL acquisition as we do not consider these items in assessing the financial performance of the segment. We did not incur any transaction-related costs during the three months ended March 31, 2023. For additional information on the NORCAL acquisition see Note 2 of the Notes to Consolidated Financial Statements in our December 31, 2022 report on Form 10-K. Segment results for our Corporate segment were net earnings of $18.2 million and $6.0 million for the three months ended March 31, 2023 and 2022, respectively, and included the following:

	Three Months Ended March 31
($ in thousands)	2023	2022	Change
Net investment income	$29,702	$20,120	$9,582	47.6%
Equity in earnings (loss) of unconsolidated subsidiaries	$(1,121)	$7,620	$(8,741)	(114.7%)
Net investment gains (losses)	$763	$(12,396)	$13,159	106.2%
Other income	$327	$2,065	$(1,738)	(84.2%)
Operating expense	$8,204	$8,739	$(535)	(6.1%)
Interest expense	$5,463	$4,441	$1,022	23.0%
Income tax expense (benefit)	$(2,172)	$(1,770)	$(402)	(22.7%)
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
Net investment income (loss) by investment category was as follows:

	Three Months Ended March 31
($ in thousands)	2023	2022	Change
Fixed maturities	$26,903	$21,100	$5,803	27.5%
Equities	807	701	106	15.1%
Short-term investments, including Other	3,025	405	2,620	646.9%
BOLI	657	(47)	704	1,497.9%
Investment fees and expenses	(1,690)	(2,039)	349	(17.1%)
Net investment income	$29,702	$20,120	$9,582	47.6%
Fixed Maturities
Income from our fixed maturities increased during the 2023 three-month period as compared to the same period of 2022 driven by higher average book yields as we continue to reinvest at higher rates as our portfolio matures. Average investment balances were approximately 0.4% higher for the 2023 three-month period as compared to the same period of 2022.
Average yields for our fixed maturity portfolio were as follows:

	Three Months Ended March 31
	2023	2022
Average income yield	2.9%	2.3%
Average tax equivalent income yield	2.9%	2.3%

Short-term Investments and Other Investments
Short-term investments, which have a maturity at purchase of one year or less are carried at fair value, which approximates their cost basis, and are primarily composed of investments in U.S. treasury obligations, commercial paper and money market funds. Income from our short-term and other investments increased during the 2023 three-month period as compared to the same period of 2022 primarily due to higher yields given the increase in interest rates.
BOLI
We hold BOLI policies that are carried at the current cash surrender value of the policies, which includes the BOLI policies acquired from NORCAL. All insured individuals were members of ProAssurance or NORCAL management at the time the policies were acquired. Income from our BOLI policies increased in the 2023 three-month period as compared to the same period of 2022 primarily attributable to an increase in the cash surrender value.
Equity in Earnings (Loss) of Unconsolidated Subsidiaries
Equity in earnings (loss) of unconsolidated subsidiaries was comprised as follows:

	Three Months Ended March 31
($ in thousands)	2023	2022	Change
All other investments, primarily investment fund LPs/LLCs	$(767)	$10,008	$(10,775)	(107.7%)
Tax credit partnerships	(354)	(2,388)	2,034	(85.2%)
Equity in earnings (loss) of unconsolidated subsidiaries	$(1,121)	$7,620	$(8,741)	(114.7%)
We hold interests in certain LPs/LLCs that generate earnings from trading portfolios, secured debt, debt securities, multi-strategy funds and private equity investments. The performance of the LPs/LLCs is affected by the volatility of equity and credit markets. For our investments in LPs/LLCs, we record our allocable portion of the partnership operating income or loss as the results of the LPs/LLCs become available, typically following the end of a reporting period. Our investment results from our portfolio of investments in LPs/LLCs for the 2023 three-month period as compared to the same period of 2022 decreased primarily due to the performance of one LP which reflected lower market valuations during the fourth quarter of 2022.
Our tax credit partnership investments are designed to generate returns in the form of tax credits and tax-deductible project operating losses and is primarily comprised of qualified affordable housing project tax credit partnerships. We account for our tax credit partnership investments under the equity method and record our allocable portion of the operating losses of the underlying properties based on estimates provided by the partnerships. For our qualified affordable housing project tax credit partnerships, we adjust our estimates of our allocable portion of operating losses periodically as actual operating results of the underlying properties become available. The results from our tax credit partnership investments for the three months ended March 31, 2023 reflected lower partnership operating losses as compared to the same period of 2022.

The tax benefits received from our tax credit partnerships, which are not reflected in our investment results, reduced our tax expense in 2023 and 2022 as follows:

	Three Months Ended March 31
(In millions)	2023	2022
Tax credits recognized during the period	$—	$1.2
Tax benefit of tax credit partnership operating losses	$0.1	$0.5
For the three months ended March 31, 2023 we generated a nominal amount of tax credits from our tax credit partnership investments which were deferred to be utilized in future periods due to our expected consolidated loss calculated on a tax basis. For the three months ended March 31, 2022 the tax credits generated from our tax credit partnership investments of $1.2 million were deferred to be utilized in future periods. Not included in the table above is $2.3 million and $2.0 million of tax credits recaptured from the 2019 tax year during the three months ended March 31, 2023 and 2022, respectively, due to the carryback of our estimated NOL for both periods to the 2021 tax year. The recaptured tax credits were earned in 2019 but not utilized until 2021 due to NOL's generated in both 2019 and 2020. As of March 31, 2023, we had approximately $53.6 million of available tax credit carryforwards generated from our investments in tax credit partnerships which we expect to utilize in future periods.
Tax credits provided by the underlying projects of our historic tax credit partnership are typically available in the tax year in which the project is put into active service, whereas the tax credits provided by qualified affordable housing project tax credit partnerships are provided over approximately a ten year period.
Net Investment Gains (Losses)
The following table provides detailed information regarding our net investment gains (losses).

	Three Months Ended March 31
(In thousands)	2023	2022
Total impairment losses
Corporate debt	$(2,936)	$—
Asset-backed securities	3	—
Net impairment losses recognized in earnings	(2,933)	—
Gross realized gains, available-for-sale fixed maturities	79	1,105
Gross realized (losses), available-for-sale fixed maturities	(457)	(1,094)
Net realized gains (losses), equity investments	—	(693)
Net realized gains (losses), other investments	229	650
Change in unrealized holding gains (losses), equity investments	2,669	(10,252)
Change in unrealized holding gains (losses), convertible securities, carried at fair value as a part of other investments	1,132	(2,475)
Other	44	363
Net investment gains (losses)	$763	$(12,396)
For the three months ended March 31, 2023, we recognized $2.9 million of credit-related impairment losses in earnings. We did not recognize any non-credit impairment losses in OCI during the three months ended March 31, 2023. The credit-related impairment losses recognized during the three months ended March 31, 2023 related to two corporate bonds in the financial sector. We did not recognize any credit-related impairment losses in earnings or non-credit impairment losses in OCI during the three months ended March 31, 2022.
We recognized $0.8 million of net investment gains during the 2023 three-month period driven by unrealized holding gains resulting from changes in the fair value of our equity investments and convertible securities. During the 2022 three-month period, we recognized $12.4 million of net investment losses driven by unrealized holding losses resulting from changes in the fair value of our equity investments.

Other Income
Other income was $0.3 million for the 2023 three-month period as compared to $2.1 million during the same period of 2022. The decrease in other income for the 2023 three-month period was driven by the effect of foreign currency exchange rate losses recognized during the first quarter of 2023 as compared to foreign currency exchange rate gains recognized during the first quarter of 2022. These foreign currency exchange rate changes resulted in a $2.3 million decrease in other income as compared to the same period of 2022 and are related to foreign currency denominated loss reserves associated with premium assumed from an international medical professional liability insured in our Specialty P&C segment. We mitigate foreign exchange exposure by generally matching the currency and duration of associated investments to the corresponding loss reserves. In accordance with GAAP, the impact on the market value of available-for-sale fixed maturities due to changes in foreign currency exchange rates is reflected as part of OCI. Conversely, the impact of changes in foreign currency exchange rates on loss reserves is reflected through net income (loss) as a component of other income. The effect of exchange rate changes on foreign currency denominated loss reserves are reported in our Corporate segment to be consistent with the reporting of the foreign currency denominated invested assets and associated investment income.
Operating Expenses
Corporate segment operating expenses were comprised as follows:

	Three Months Ended March 31
($ in thousands)	2023	2022	Change
Operating expenses	$9,918	$10,681	$(763)	(7.1%)
Management fee offset	(1,714)	(1,942)	228	(11.7%)
Total	$8,204	$8,739	$(535)	(6.1%)
Operating expenses decreased for the 2023 three-month period by $0.8 million as compared to the same period of 2022 primarily due to a decrease in compensation-related costs and, to a lesser extent, a decrease in share-based compensation expenses. The decrease in compensation-related costs during the 2023 three-month period primarily reflected a decrease in segment headcount due to organizational structure changes and the movement of certain employees to the Specialty P&C segment beginning in the third quarter of 2022. In addition, the decrease in compensation-related costs also reflected lower amounts accrued for performance-related incentive plans due to the decline of the related performance metrics. The decrease in share-based compensation expense in the 2023 three-month period was attributable to the effect of a decrease in the value of projected awards during 2023 based upon the decline of one of the associated performance metrics.
Operating subsidiaries within our Specialty P&C segment and our Workers' Compensation Insurance segment are charged a management fee by the Corporate segment for services provided to these subsidiaries. The management fee is based on the extent to which services are provided to the subsidiary and the amount of premium written by the subsidiary. Under the arrangement, the expenses associated with such services are reported as expenses of the Corporate segment, and the management fees charged are reported as an offset to Corporate operating expenses. While the terms of the arrangement were generally consistent between 2023 and 2022, fluctuations in the amount of premium written by each subsidiary can result in corresponding variations in the management fee charged to each subsidiary during a particular period.

Interest Expense
Consolidated interest expense for the three months ended March 31, 2023 and 2022 was comprised as follows:

	Three Months Ended March 31
($ in thousands)	2023	2022	Change
Senior Notes due 2023	$3,357	$3,357	$—	—%
Contribution Certificates (including accretion)(1)	1,859	1,853	6	0.3%
Revolving Credit Agreement (including fees and amortization)(2)	247	246	1	0.4%
(Gain)/loss on interest rate cap	—	(1,015)	1,015	nm
Interest expense	$5,463	$4,441	$1,022	23.0%
(1) Includes accretion of approximately $0.4 million and $0.5 million for the three months ended March 31, 2023 and 2022, respectively, which is recorded as an increase to interest expense as a result of the difference between the recorded acquisition date fair value and the principal balance of the Contribution Certificates associated with our acquisition of NORCAL.

(2) There were no outstanding borrowings on our Revolving Credit Agreement during the three months ended March 31, 2023 or 2022. Interest expense in both the 2023 and 2022 three-month periods primarily reflected unused commitment fees.

Consolidated interest expense increased during the three months ended March 31, 2023 as compared to the same period of 2022 driven by the prior year impact of the change in fair value of our interest rate cap which was terminated in the second quarter of 2022. See further discussion of our previous interest rate cap agreement in Note 3 of the Notes to Consolidated Financial Statements in our December 31, 2022 report on Form 10-K and further discussion on our outstanding debt in Note 7 of the Notes to Condensed Consolidated Financial Statements.

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

	Three Months Ended March 31
(In thousands)	2023	2022
Corporate segment income tax expense (benefit)	$(2,172)	$(1,770)
Income tax expense (benefit) - transaction-related costs*	—	(247)
Consolidated income tax expense (benefit)	$(2,172)	$(2,017)
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

Listed below are the primary factors affecting our consolidated effective tax rate for the three months ended March 31, 2023 and 2022. These factors include the following:

	Three Months Ended March 31
	2023		2022
($ in thousands)	Income tax (benefit) expense	Rate Impact	Income tax (benefit) expense	Rate Impact
Computed "expected" tax expense (benefit) at statutory rate	$(1,753)	21.0%	$(1,171)	21.0%
Tax-exempt income (1)	(318)	3.8%	(95)	1.7%
Tax credits	(43)	0.5%	(1,205)	21.6%
Non-U.S. operating results	(168)	2.0%	(46)	0.8%
Tax deficiency (excess tax benefit) on share-based compensation	185	(2.2%)	340	(6.1%)
Non-taxable contingent consideration (2)	(420)	5.0%	—	—%
Estimated annual tax rate differential (3)	1,431	(17.1%)	—	—%
State Income Taxes	(543)	6.5%	(60)	1.1%
Interest Income from IRS refunds	(333)	4.0%	—	—%
Other	(210)	2.5%	220	(3.9%)
Total income tax expense (benefit)	$(2,172)	26.0%	$(2,017)	36.2%
(1) Includes tax-exempt interest, dividends received deduction and change in cash surrender value of BOLI.
(2) Represents the tax impact of the $2 million decrease in the contingent consideration liability issued in connection with the NORCAL acquisition, all of which is non-taxable. See further discussion on the contingent consideration in Note 3 of the Notes to Condensed Consolidated Financial Statements and in Note 2 of the Notes to Consolidated Financial Statements in our December 31, 2022 report on Form 10-K.
(3) Represents the tax rate differential between our actual effective tax rate for the three months ended March 31, 2023 and our projected annual effective tax rate as of March 31, 2023 as calculated under the estimated annual effective tax rate method. There was no tax rate differential recorded for the three months ended March 31, 2022 as we utilized the discrete effective tax rate method at March 31, 2022 (see further discussion on this method in the Critical Accounting Estimates section under the heading "Estimation of Taxes/Tax Credits").

For the three months ended March 31, 2023, the provision (benefit) for income taxes and the effective tax rate were determined utilizing the estimated annual effective tax rate method which is based upon our current estimate of our annual effective tax rate at the end of each quarterly reporting period (the projected annual effective tax rate) plus the impact of certain discrete items that are not included in the projected annual effective tax rate. For the three months ended March 31, 2022, we utilized the discrete effective tax rate method for recording the provision (benefit) for income taxes which treats the income tax expense (benefit) for the period as if it were the income tax expense (benefit) for the full year and determines the income tax expense (benefit) on that basis. See further discussion on the methods utilized to compute interim taxes in the Critical Accounting Estimates section under the heading "Estimation of Taxes/Tax Credits." Our effective tax rate for the 2023 three-month period was different from the statutory federal income tax rate of 21% primarily due to the estimated tax rate differential between our actual effective tax rate for the three months ended March 31, 2023 and our projected annual effective tax rate as of March 31, 2023 as calculated under the estimated annual effective tax rate method. In addition, our effective tax rate for the 2023 three-month period was impacted by the $2 million decrease in the contingent consideration liability related to the NORCAL acquisition, all of which was non-taxable. See further discussion on our contingent consideration in Note 2 of the Notes to Condensed Consolidated Financial Statements. Our effective tax rate for the 2022 three-month period was different from the statutory federal income tax rate of 21% primarily due to the benefit recognized from the tax credits transferred to us from our tax credit partnership investments. There were no other individually significant items impacting our effective tax rates for the 2023 and 2022 three-month period.
Our effective tax rate for the 2023 three-month period, as shown in the table above, differed from our projected annual effective tax rate of 19.9% due to certain discrete items. These discrete items increased our effective tax rate by 6.1% for the 2023 three-month period and were comprised of individually insignificant components.

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
The following tables summarize estimated changes in the fair value of our available-for-sale fixed maturity securities for specific hypothetical changes in interest rates by asset class at March 31, 2023 and December 31, 2022. There are principally two factors that determine interest rates on a given security: changes in the level of yield curves and credit spreads. As different asset classes can be affected in different ways by movements in those two factors, we have separated our portfolio by asset class in the following tables.

	Interest Rate Shift in Basis Points
	March 31, 2023
($ in millions)	(200)	(100)	Current	100	200
Fair Value:
Fixed maturities, available-for-sale:
U.S. Treasury obligations	$249	$241	$233	$226	$219
U.S. Government-sponsored enterprise obligations	20	20	19	19	18
State and municipal bonds	487	468	450	432	415
Corporate debt	1,879	1,814	1,752	1,693	1,636
Asset-backed securities	1,079	1,047	1,016	985	954
Total fixed maturities, available-for-sale	$3,714	$3,590	$3,470	$3,355	$3,242

Duration:
Fixed maturities, available-for-sale:
U.S. Treasury obligations	3.35	3.26	3.18	3.10	3.03
U.S. Government-sponsored enterprise obligations	3.27	3.35	3.35	3.31	3.25
State and municipal bonds	3.81	3.88	3.99	4.10	4.19
Corporate debt	3.61	3.59	3.55	3.50	3.43
Asset-backed securities	2.79	2.88	2.98	3.03	3.02
Total fixed maturities, available-for-sale	3.38	3.40	3.41	3.41	3.38

	Interest Rate Shift in Basis Points
	December 31, 2022
($ in millions)	(200)	(100)	Current	100	200
Fair Value:
Fixed maturities, available-for-sale:
U.S. Treasury obligations	$236	$229	$222	$215	$208
U.S. Government-sponsored enterprise obligations	21	21	20	19	19
State and municipal bonds	476	458	439	422	404
Corporate debt	1,919	1,848	1,781	1,718	1,658
Asset-backed securities	1,072	1,041	1,010	979	949
Total fixed maturities, available-for-sale	$3,724	$3,597	$3,472	$3,353	$3,238

Duration:
Fixed maturities, available-for-sale:
U.S. Treasury obligations	3.41	3.36	3.30	3.25	3.20
U.S. Government-sponsored enterprise obligations	3.41	3.45	3.43	3.38	3.32
State and municipal bonds	3.91	3.99	4.10	4.21	4.30
Corporate debt	3.79	3.74	3.68	3.60	3.52
Asset-backed securities	2.76	2.87	2.97	3.00	3.01
Total fixed maturities, available-for-sale	3.48	3.50	3.50	3.48	3.45
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
At March 31, 2023, our fixed maturities portfolio includes fixed maturities classified as trading securities which do not have a significant amount of exposure to market interest rates or credit spreads.
Our cash and short-term investments at March 31, 2023 were carried at fair value which approximates their cost basis due to their short-term nature. Our cash and short-term investments lack significant interest rate sensitivity due to their short duration.
Debt
We are exposed to interest rate risk due to variability in the base rate on borrowings under our amended Revolving Credit Agreement and Term Loan. See further information regarding the amended Revolving Credit Agreement and Term Loan in Note 7 of the Notes to Condensed Consolidated Financial Statements. Borrowings under our amended Revolving Credit Agreement and Term Loan accrue interest at a selected SOFR base rate, adjusted by a margin. To manage our exposure to interest rate risk on any borrowings under these agreements, we entered into two Interest Rate Swaps which effectively fix the base rate on borrowings under the amended Revolving Credit Agreement and Term Loan to 3.187% and 3.207%, respectively. See further information regarding the Interest Rate Swaps in Note 7 of the Notes to Condensed Consolidated Financial Statements. As of March 31, 2023, no borrowings were outstanding under our Revolving Credit Agreement.
Defined Benefit Pension Plan
We are exposed to certain economic risks related to the costs of our defined benefit pension plan, including changes in discount rates for high quality corporate bonds and changes in the expected return on plan assets. See further discussion in our December 31, 2022 report on Form 10-K within Item 7, Management's Discussion and Analysis, in the Critical Accounting Estimates section under the heading "Pension."

Credit Risk
We have exposure to credit risk primarily as a holder of fixed income securities. We control this exposure by emphasizing investment grade credit quality in the fixed income securities we purchase.
As of March 31, 2023, 92% of our fixed maturity securities were rated investment grade as determined by NRSROs, such as Fitch, Moody’s and Standard & Poor’s. We believe that this concentration in investment grade securities reduces our exposure to credit risk on our fixed income investments to an acceptable level. However, investment grade securities, in spite of their rating, can rapidly deteriorate and result in significant losses. Ratings published by the NRSROs are one of the tools used to evaluate the creditworthiness of our securities. The ratings reflect the subjective opinion of the rating agencies as to the creditworthiness of the securities; therefore, we may be subject to additional credit exposure should the ratings prove to be unreliable.
We also have exposure to credit risk related to our premiums receivable and receivables from reinsurers; however, to-date we have not experienced any significant amount of credit losses. At March 31, 2023, our premiums receivable was approximately $267 million, net of an allowance for expected credit losses of approximately $8 million. See Note 1 of the Notes to Consolidated Financial Statements in our December 31, 2022 report on Form 10-K for further information on our allowance for expected credit losses related to our premiums receivable. Our receivables from reinsurers (with regard to both paid and unpaid losses) approximated $462 million at March 31, 2023 and $447 million at December 31, 2022. We monitor the credit risk associated with our reinsurers using publicly available financial and rating agency data. We have not historically experienced material credit losses due to the financial condition of a reinsurer, and as of March 31, 2023 our expected credit losses associated with our receivables from reinsurers were nominal in amount.

ITEM 4. CONTROLS AND PROCEDURES.
The principal executive officer and principal financial officer of the Company participated in management’s evaluation of our disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of March 31, 2023. ProAssurance’s disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on that evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, those controls during the quarter.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
See Note 6 of the Notes to Condensed Consolidated Financial Statements.
ITEM 1A. RISK FACTORS.
Our results may differ materially from those we expect and discuss in any forward-looking statements. The principal risk factors that may cause these differences are described in "Item 1A, Risk Factors" in our December 31, 2022 report on Form 10-K and other documents we file with the SEC, such as our current reports on Form 8-K. There have been no material changes to the "Risk Factors" disclosed in Part 1, Item 1A of ProAssurance's December 31, 2022 report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(a)Not applicable.
(b)Not applicable.
(c)Information required by Item 703 of Regulation S-K.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs* (In thousands)
January 1 - 31, 2023	—	N/A	—	$106,390
February 1 - 28, 2023	—	N/A	—	$106,390
March 1 - 31, 2023	—	N/A	—	$106,390
Total	—	$—	—
*Under its current plan begun in November 2010, the Board has authorized $600 million for the repurchase of common shares or the retirement of outstanding debt. This is ProAssurance’s only plan for the repurchase of common shares, and the plan has no expiration date.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1	Amendment No. 2 to amended and restated Revolving Credit Agreement, dated as of April 28, 2023, between ProAssurance and U.S. Bank N.A., KeyBank N.A., Regions Bank, Truist Bank, Cadence Bank, First Horizon Bank, Pinnacle Bank and Synovus.

10.2	Interest Rate Swap Agreement associated with ProAssurance's amendment No. 2 to amended and restated Revolving Credit Agreement, dated as of May 2, 2023, between ProAssurance and U.S. Bank N.A.

10.3	Interest Rate Swap Agreement associated with ProAssurance's delayed draw Term Loan, dated as of May 2, 2023, between ProAssurance and U.S. Bank N.A.

21.1	Amendment to Subsidiaries of ProAssurance Corporation effective March 31, 2023.

31.1	Certification of Principal Executive Officer of ProAssurance as required under SEC rule 13a-14(a).

31.2	Certification of Principal Financial and Accounting Officer of ProAssurance as required under SEC rule 13a-14(a).

32.1	Certification of Principal Executive Officer of ProAssurance as required under SEC Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as amended (18 U.S.C. 1350).

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
May 9, 2023

/s/ Dana S. Hendricks
Dana S. Hendricks
Chief Financial Officer
(Duly authorized officer and principal financial officer)