Form 10-Q
period 2023-06-30
PROASSURANCE CORP
filed 2023-08-08
CIK 1127703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023 or

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
As of August 3, 2023, there were 52,064,808 shares of the registrant’s common stock outstanding.

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

Caution Regarding Forward-Looking Statements
Any statements in this Form 10-Q that are not historical facts or explicitly stated as an opinion are specifically identified as forward-looking statements. These statements are based upon our estimates and anticipation of future events and are subject to significant risks, assumptions and uncertainties that could cause actual results to vary materially from the expected results described in the forward-looking statements. Forward-looking statements are identified by words such as, but not limited to, "anticipate," "believe," "estimate," "expect," "hope," "hopeful," "intend," "likely," "may," "optimistic," "possible," "potential," "preliminary," "project," "should," "will" and other analogous expressions. There are numerous factors that could cause our actual results to differ materially from those in the forward-looking statements. Thus, sentences and phrases that we use to convey our view of future events and trends are expressly designated as forward-looking statements as are sections of this Form 10-Q that are identified as giving our outlook on future business.
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
These forward-looking statements are subject to significant risks, assumptions and uncertainties, including, among other things, the following factors that could affect the actual outcome of future events:

●	changes in general economic conditions, including the impact of inflation or deflation and unemployment;
●	regulatory, legislative and judicial actions or decisions that could affect our business plans or operations;
●	the enactment or repeal of tort reforms;
●	formation or dissolution of state-sponsored insurance entities providing coverages now offered by ProAssurance which could remove or add sizable numbers of insureds from or to the private insurance market;
●	changes in the interest and tax rate environment;
●	resolution of uncertain tax matters and changes in tax laws;
●	changes in laws or government regulations regarding financial markets or market activity that may affect our business;
●	changes in the ability, or perception thereof, of the U.S. government to meet its obligations that may affect the U.S. economy and our business;
●	performance of financial markets affecting the fair value of our investments or making it difficult to determine the value of our investments;
●	changes in requirements or accounting policies and practices that may be adopted by our regulatory agencies, the FASB, the SEC, the PCAOB or the NYSE that may affect our business;
●	changes in laws or government regulations affecting the financial services industry, the property and casualty insurance industry or particular insurance lines underwritten by our subsidiaries or by Syndicate 1729;
●	the effect on our insureds, particularly the insurance needs of our insureds, and our loss costs, of changes in the healthcare delivery system and/or changes in the U.S. political climate that may affect healthcare policy or our business;
●	consolidation of our insureds into or under larger entities which may be insured by competitors, or may not have a risk profile that meets our underwriting criteria or which may not use external providers for insuring or otherwise managing substantial portions of their liability risk;
●	the effect of cyclical insurance industry trends on our underwriting, including demand and pricing in the insurance and reinsurance markets in which we operate;
●	uncertainties inherent in the estimate of our loss and loss adjustment expense reserve and reinsurance recoverable;
●	changes in the availability, cost, quality or collectability of insurance/reinsurance;
●	the results of litigation, including pre- or post-trial motions, trials and/or appeals we undertake;
●	effects on our claims costs from mass tort litigation that are different from that anticipated by us;
●	allegations of bad faith which may arise from our handling of any particular claim, including failure to settle;
●	loss or consolidation of independent agents, agencies, brokers or brokerage firms;
●	changes in our organization, compensation and benefit plans;
●	changes in the business or competitive environment may limit the effectiveness of our business strategy and impact our revenues;

●	our ability to retain and recruit senior management and other qualified personnel;
●	the availability, integrity and security of our technology infrastructure and that of our third-party providers, including any susceptibility to cyber-attacks which might result in a loss of information, operating capability or actual monetary loss;
●	the impact of a catastrophe, natural or man-made, including a pandemic event, as it relates to our business and insurance operations, investment results and our insured risks;
●	the effects of terrorism-related insurance legislation and laws;
●	guaranty funds and other state assessments;
●	our ability to achieve growth through expansion into new markets or through acquisitions or business combinations;
●	changes to the ratings assigned by rating agencies to our holding company or insurance subsidiaries, individually or as a group;
●	provisions in our charter documents, Delaware law and state insurance laws may impede attempts to replace or remove management or may impede a takeover;
●	state insurance restrictions may prohibit assets held by our insurance subsidiaries, including cash and investment securities, from being used for general corporate purposes; and
●	taxing authorities can take exception to our tax positions and cause us to incur significant amounts of legal and accounting costs and, if our defense is not successful, additional tax costs, including interest and penalties.
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

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share data)

	June 30, 2023	December 31, 2022
Assets
Investments
Fixed maturities, available-for-sale, at fair value (amortized cost, $3,699,049 and $3,852,411, respectively; allowance for expected credit losses, $419 as of June 30, 2023 and $427 as of December 31, 2022)	$3,352,331	$3,472,472
Fixed maturities, trading, at fair value (cost, $45,455 and $45,048, respectively)	45,732	43,434
Equity investments, at fair value (cost, $165,612 and $162,429, respectively)	149,529	143,738
Short-term investments	315,581	245,313
Business owned life insurance	80,930	81,746
Investment in unconsolidated subsidiaries	306,027	305,210
Other investments (at fair value, $62,287 and $92,447, respectively, otherwise at cost or amortized cost)	65,287	95,770
Total Investments	4,315,417	4,387,683
Cash and cash equivalents	46,034	29,959
Premiums receivable (allowance for expected credit losses, $7,876 as of June 30, 2023 and $7,658 as of December 31, 2022)	258,867	246,094
Receivable from reinsurers on paid losses and loss adjustment expenses	26,651	15,313
Receivable from reinsurers on unpaid losses and loss adjustment expenses	425,560	431,889
Prepaid reinsurance premiums	34,327	29,120
Deferred policy acquisition costs	62,999	58,148
Deferred tax asset, net	202,165	209,535
Real estate, net	30,202	29,968
Operating lease ROU assets	17,032	18,987
Intangible assets, net	63,571	66,835
Goodwill	49,610	49,610
Other assets	124,977	126,858
Total Assets	$5,657,412	$5,699,999
Liabilities and Shareholders' Equity
Liabilities
Policy liabilities and accruals
Reserve for losses and loss adjustment expenses	$3,420,925	$3,471,147
Unearned premiums	439,556	422,950
Reinsurance premiums payable	27,184	28,514
Total Policy Liabilities and Accruals	3,887,665	3,922,611
Operating lease liabilities	17,912	20,008
Other liabilities	206,095	226,379
Debt less unamortized debt issuance costs	426,026	426,983
Total Liabilities	4,537,698	4,595,981
Shareholders' Equity
Common shares (par value $0.01 per share, 100,000,000 shares authorized, 63,575,853 and 63,427,796 shares issued, respectively)	636	634
Additional paid-in capital	400,705	397,919
Accumulated other comprehensive income (loss) (net of deferred tax expense (benefit) of ($72,739) and ($80,810), respectively)	(267,480)	(298,607)
Retained earnings	1,425,038	1,423,286
Treasury shares, at cost (10,857,458 and 9,464,160 shares, respectively)	(439,185)	(419,214)
Total Shareholders' Equity	1,119,714	1,104,018
Total Liabilities and Shareholders' Equity	$5,657,412	$5,699,999
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Changes in Capital (Unaudited)
(In thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance at April 1, 2023	$635	$398,436	$(255,978)	$1,414,411	$(419,214)	$1,138,290
Common shares reacquired	—	—	—	—	(19,971)	(19,971)
Common shares issued for compensation	—	1,054	—	—	—	1,054
Share-based compensation	—	1,228	—	—	—	1,228
Net effect of restricted and performance shares issued	1	(13)	—	—	—	(12)
Other comprehensive income (loss)	—	—	(11,502)	—	—	(11,502)
Net income (loss)	—	—	—	10,627	—	10,627
Balance at June 30, 2023	$636	$400,705	$(267,480)	$1,425,038	$(439,185)	$1,119,714

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2022	$634	$397,919	$(298,607)	$1,423,286	$(419,214)	$1,104,018
Common shares reacquired	—	—	—	—	(19,971)	(19,971)
Common shares issued for compensation	—	1,064	—	—	—	1,064
Share-based compensation	—	2,374	—	—	—	2,374
Net effect of restricted and performance shares issued	2	(652)	—	—	—	(650)
Dividends to shareholders	—	—	—	(2,701)	—	(2,701)
Other comprehensive income (loss)	—	—	31,127	—	—	31,127
Net income (loss)	—	—	—	4,453	—	4,453
Balance at June 30, 2023	$636	$400,705	$(267,480)	$1,425,038	$(439,185)	$1,119,714
Continued on the following page.

Continued from the previous page.

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance at April 1, 2022	$634	$393,433	$(124,566)	$1,428,229	$(415,962)	$1,281,768
Common shares issued for compensation	—	1,061	—	—	—	1,061
Share-based compensation	—	1,048	—	—	—	1,048
Net effect of restricted and performance shares issued	—	(2)	—	—	—	(2)
Dividends to shareholders	—	—	—	(2,705)	—	(2,705)
Other comprehensive income (loss)	—	—	(109,622)	—	—	(109,622)
Net income (loss)	—	—	—	(1,659)	—	(1,659)
Balance at June 30, 2022	$634	$395,540	$(234,188)	$1,423,865	$(415,962)	$1,169,889

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2021	$633	$392,941	$16,284	$1,434,491	$(415,962)	$1,428,387
Common shares issued for compensation	—	1,068	—	—	—	1,068
Share-based compensation	—	2,390	—	—	—	2,390
Net effect of restricted and performance shares issued	1	(859)	—	—	—	(858)
Dividends to shareholders	—	—	—	(5,407)	—	(5,407)
Other comprehensive income (loss)	—	—	(250,472)	—	—	(250,472)
Net income (loss)	—	—	—	(5,219)	—	(5,219)
Balance at June 30, 2022	$634	$395,540	$(234,188)	$1,423,865	$(415,962)	$1,169,889
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
Revenues
Net premiums earned	$247,862	$247,271	$487,649	$512,982
Net investment income	31,650	21,944	61,960	42,387
Equity in earnings (loss) of unconsolidated subsidiaries	6,632	5,180	5,511	12,799
Net investment gains (losses):
Impairment losses	(43)	(972)	(2,976)	(972)
Portion of impairment losses recognized in other comprehensive income (loss) before taxes	—	419	—	419
Net impairment losses recognized in earnings	(43)	(553)	(2,976)	(553)
Other net investment gains (losses)	2,989	(23,331)	8,834	(36,837)
Total net investment gains (losses)	2,946	(23,884)	5,858	(37,390)
Other income	2,741	5,314	3,528	8,119
Total revenues	291,831	255,825	564,506	538,897
Expenses
Net losses and loss adjustment expenses	191,058	177,670	396,354	387,093
Underwriting, policy acquisition and operating expenses:
Operating expense	42,177	42,938	77,261	81,748
DPAC amortization	34,799	34,395	67,503	67,361
SPC U.S. federal income tax expense	994	349	1,526	991
SPC dividend expense (income)	3,747	(854)	5,689	1,513
Interest expense	5,502	4,919	10,965	9,360
Total expenses	278,277	259,417	559,298	548,066
Income (loss) before income taxes	13,554	(3,592)	5,208	(9,169)
Provision for income taxes:
Current expense (benefit)	319	65	776	(542)
Deferred expense (benefit)	2,608	(1,998)	(21)	(3,408)
Total income tax expense (benefit)	2,927	(1,933)	755	(3,950)
Net income (loss)	10,627	(1,659)	4,453	(5,219)
Other comprehensive income (loss), after tax, net of reclassification adjustments	(11,502)	(109,622)	31,127	(250,472)
Comprehensive income (loss)	$(875)	$(111,281)	$35,580	$(255,691)
Earnings (loss) per share:
Basic	$0.20	$(0.03)	$0.08	$(0.10)
Diluted	$0.20	$(0.03)	$0.08	$(0.10)
Weighted average number of common shares outstanding:
Basic	53,815	54,068	53,900	54,040
Diluted	53,918	54,186	54,017	54,165
Cash dividends declared per common share	$—	$0.05	$0.05	$0.10
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended June 30
	2023	2022
Operating Activities
Net income (loss)	$4,453	$(5,219)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization, net of accretion	13,631	20,409
(Increase) decrease in cash surrender value of BOLI	816	949
Net investment (gains) losses	(5,858)	37,390
Share-based compensation	2,374	2,392
Deferred income tax expense (benefit)	(21)	(3,408)
Policy acquisition costs, net of amortization (net deferral)	(4,851)	(4,173)
Equity in (earnings) loss of unconsolidated subsidiaries	(5,511)	(12,799)
Distributed earnings from unconsolidated subsidiaries	4,678	19,240
Other, net	913	(507)
Change in:
Premiums receivable	(12,773)	(3,955)
Reinsurance related assets and liabilities	(11,546)	(15,899)
Other assets	(328)	10,756
Reserve for losses and loss adjustment expenses	(50,222)	(7,078)
Unearned premiums	16,606	16,610
Other liabilities	(14,203)	(58,379)
Net cash provided (used) by operating activities	(61,842)	(3,671)
Investing Activities
Purchases of:
Fixed maturities, available-for-sale	(134,223)	(340,746)
Equity investments	(932)	(30,266)
Other investments	(14,645)	(17,136)
Investment in unconsolidated subsidiaries	(16,072)	(20,129)
Proceeds from sales or maturities of:
Fixed maturities, available-for-sale	275,630	308,285
Equity investments	1,026	74,700
Other investments	47,257	10,930
Net sales or (purchases) of fixed maturities, trading	(2,253)	(2,449)
Return of invested capital from unconsolidated subsidiaries	16,087	27,352
Net sales or maturities (purchases) of short-term investments	(68,927)	(109,566)
Unsettled security transactions, net change	2,439	11,507
Purchases of capital assets	(2,120)	(2,232)
Other	2,659	(1,363)
Net cash provided (used) by investing activities	105,926	(91,113)
Continued on the following page.

	Six Months Ended June 30
	2023	2022
Continued from the previous page.
Financing Activities
Repurchase of common stock	(19,971)	—
Dividends to shareholders	(5,379)	(8,080)
Capital contribution received from (return of capital to) external segregated portfolio cell participants	50	(7,117)
Other	(2,709)	1,211
Net cash provided (used) by financing activities	(28,009)	(13,986)
Increase (decrease) in cash and cash equivalents	16,075	(108,770)
Cash and cash equivalents at beginning of period	29,959	143,602
Cash and cash equivalents at end of period	$46,034	$34,832
Significant Non-Cash Transactions
Increase (decrease) in fair value of contingent consideration issued in NORCAL acquisition	$(4,000)	$—
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2023

1. Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of ProAssurance Corporation, its wholly owned subsidiaries and VIEs in which ProAssurance is the primary beneficiary (ProAssurance, PRA or the Company). See Note 10 for more information on ProAssurance's VIE interests. The financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring adjustments, have been included. ProAssurance’s results for the six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes contained in ProAssurance’s December 31, 2022 report on Form 10-K.
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
Other than as disclosed below, the significant accounting policies followed by ProAssurance in making estimates that materially affect financial reporting are summarized in Note 1 of the Notes to Consolidated Financial Statements in ProAssurance’s December 31, 2022 report on Form 10-K.
Derivatives
ProAssurance records derivative instruments at fair value in the Condensed Consolidated Balance Sheets. ProAssurance accounts for the changes in fair value of derivatives depending on whether the derivative is designated as a hedging instrument and if so, the type of hedging relationship. For derivative instruments not designated as hedging instruments, ProAssurance recognizes the change in fair value of the derivative in earnings during the period of change. ProAssurance does not use derivative instruments for trading purposes.
For derivative financial instruments designed as cash flow hedges, ProAssurance formally documents all relationships between the hedging instruments and the hedged items as well as its risk-management objective and strategy for undertaking various hedged transactions. ProAssurance also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, ProAssurance discontinues hedge accounting prospectively.
As of June 30, 2023, ProAssurance uses Interest Rate Swaps that are designated and qualify as highly effective cash flow hedges to manage its exposure to variability in cash flows of forecasted interest payments attributable to variability in the selected base rates on borrowings under the amended Revolving Credit Agreement. Changes in the fair value of derivatives that are designated and qualify as highly effective cash flow hedges are recorded in AOCI, net of tax, and are reclassified into earnings when the hedged cash flows impact earnings. When the change in the fair value of a qualifying cash flow hedge is included in earnings, it is included in the same line item on the Condensed Consolidated Statement of Income and Comprehensive Income as the cash flows from the hedged item. The Company has elected not to offset fair value amounts recognized for the Interest Rate Swaps and fair value of the amounts recognized to reclaim cash collateral or the obligation to return cash collateral executed with counterparties under a master netting arrangement. The cash flows of derivatives used in hedging relationships are classified as either operating, investing, or financing cash flows based on the classification of the hedged item.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2023
Accounting Changes Adopted
Reference Rate Reform - Deferral of LIBOR Sunset Date (ASU 2022-06)
Effective for fiscal years beginning after December 31, 2022 and interim periods within those fiscal years, the FASB amended guidance which defers the LIBOR transition date from December 31, 2022 to December 31, 2024. ProAssurance has exposure to LIBOR in its available-for-sale fixed maturities portfolio which represented approximately 1% of total investments, or $60 million as of June 30, 2023; 73% of these investments with exposure to LIBOR were issued since 2020 and include provisions for an alternative benchmark rate. ProAssurance adopted the guidance beginning January 1, 2023, and adoption had no material effect on ProAssurance's results of operations, financial position or cash flows.
Presentation of Financial Statements, Income Statement—Reporting Comprehensive Income, Distinguishing Liabilities from Equity, Equity and Compensation—Stock Compensation (ASU 2023-03)
Effective immediately, the FASB amended guidance on July 14, 2023 to align various SEC paragraphs in the Codification to reflect the issuance of SEC Staff Accounting Bulletin No. 120, among other things. ProAssurance adopted the guidance beginning July 14, 2023, and adoption had no material effect on ProAssurance's results of operations, financial position or cash flows.
Accounting Changes Not Yet Adopted
ProAssurance is not aware of any accounting changes not yet adopted as of June 30, 2023 that could have a material impact on its results of operations, financial position or cash flows.
Employee Retention Credit
In response to COVID-19, the CARES Act was signed into law on March 27, 2020 and contains several provisions for corporations, including the initial version of the ERC. In December 2020 and March 2021, the ERC was extended and expanded from 50% of qualified wages to 70%. The 2020 rules limited qualified wages to $10,000 per employee and applied to employers with 100 or fewer full-time employees in 2019. The rules were expanded in 2021 to raise the qualified wage limit to $10,000 per employee, per quarter. As an eligible employer, NORCAL filed a claim during the second quarter of 2023 for a payroll tax refund of approximately $3.8 million. The Company recorded the expected payroll tax refund as a component of operating expenses on the Condensed Consolidated Statements of Income and Comprehensive Income for the six months ended June 30, 2023 and as a component of other assets on the Condensed Consolidated Balance Sheets as of June 30, 2023.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2023

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
Fair values of assets measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 are shown in the following tables. Where applicable, the tables also indicate the fair value hierarchy of the valuation techniques utilized to determine those fair values. For some assets, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. When this is the case, the asset is categorized based on the level of the most significant input to the fair value measurement. Assessments of the significance of a particular input to the fair value measurement require judgment and consideration of factors specific to the assets being valued. For more information on the valuation methodologies used regarding securities in the Level 2 and Level 3 categories, see Note 3 of the Notes to Consolidated Financial Statements in ProAssurance’s December 31, 2022 report on Form 10-K.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2023

	June 30, 2023
	Fair Value Measurements Using			Total
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Fixed maturities, available-for-sale
U.S. Treasury obligations	$—	$230,214	$—	$230,214
U.S. Government-sponsored enterprise obligations	—	18,863	—	18,863
State and municipal bonds	—	440,231	—	440,231
Corporate debt, multiple observable inputs	—	1,621,785	—	1,621,785
Corporate debt, limited observable inputs	—	—	67,394	67,394
Residential mortgage-backed securities	—	376,263	288	376,551
Agency commercial mortgage-backed securities	—	8,764	—	8,764
Other commercial mortgage-backed securities	—	190,012	—	190,012
Other asset-backed securities	—	397,576	941	398,517
Fixed maturities, trading	—	45,732	—	45,732
Equity investments
Financial	9,884	2,219	288	12,391
Utilities/Energy	892	—	—	892
Industrial	—	—	4,946	4,946
Bond funds	113,164	—	—	113,164
All other	18,136	—	—	18,136
Short-term investments	205,896	109,685	—	315,581
Other investments	1,106	60,681	500	62,287
Other assets	—	5,455	—	5,455
Total assets categorized within the fair value hierarchy	$349,078	$3,507,480	$74,357	3,930,915
Assets carried at NAV, which approximates fair value and which are not categorized within the fair value hierarchy, reported as a part of:
Investment in unconsolidated subsidiaries				270,495
Total assets at fair value				$4,201,410

Liabilities:
Other liabilities	$5,450	$—	$11,000	$16,450
Total liabilities categorized within the fair value hierarchy	$5,450	$—	$11,000	$16,450

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2023

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

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2023
Level 2 Valuations
Other than as described below, see Note 3 of the Notes to Consolidated Financial Statements in ProAssurance’s December 31, 2022 report on Form 10-K for a summary description of the valuation methodologies used regarding securities in the Level 2 category, by security type.
Level 2 Valuation Methodologies
Other assets consisted of interest rate swap derivative instruments valued using a model which considers the volatilities from other instruments with similar maturities, strike prices and durations.
Level 3 Valuations
See Note 3 of the Notes to Consolidated Financial Statements in ProAssurance’s December 31, 2022 report on Form 10-K for a summary description of the valuation methodologies used regarding securities in the Level 3 category, by security type.
Quantitative Information Regarding Level 3 Valuations
Below is a quantitative information regarding securities in the Level 3 category, by security type:

	Fair Value at
($ in thousands)	June 30, 2023	December 31, 2022	Valuation Technique	Unobservable Input	Range (Weighted Average)
Assets:
Corporate debt, limited observable inputs	$67,394	$63,973	Market Comparable Securities	Comparability Adjustment	0% - 5% (2.5%)
			Discounted Cash Flows	Comparability Adjustment	0% - 5% (2.5%)
Residential mortgage-backed securities	$288	$249	Market Comparable Securities	Comparability Adjustment	0% - 5% (2.5%)
			Discounted Cash Flows	Comparability Adjustment	0% - 5% (2.5%)
Other asset-backed securities	$941	$2,705	Market Comparable Securities	Comparability Adjustment	0% - 5% (2.5%)
			Discounted Cash Flows	Comparability Adjustment	0% - 5% (2.5%)
Equity investments	$5,234	$2,803	Discounted Cash Flows	Comparability Adjustment	0% - 10% (5%)
Other investments	$500	$1,783	Discounted Cash Flows	Comparability Adjustment	0% - 10% (5%)
Liabilities:
Other liabilities	$11,000	$15,000	Stochastic Model/Discounted Cash Flows	Weighted Average Cost of Capital	0% - 10% (9%)
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
June 30, 2023
Fair Value Measurements - Level 3 Assets & Liabilities
The following tables present summary information regarding changes in the fair value of assets and liabilities measured using Level 3 inputs.

	June 30, 2023
	Level 3 Fair Value Measurements
	Assets					Liabilities
(In thousands)	Corporate Debt	Asset-backed Securities	Equity Investments	Other Investments	Total	Other Liabilities	Total Liabilities
Balance, March 31, 2023	$76,157	$5,054	$2,800	$500	$84,511	$(13,000)	$(13,000)
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Net investment income (loss)	(23)	—	—	—	(23)	—	—
Net investment gains (losses)	(3)	—	(737)	—	(740)	2,000	2,000
Included in other comprehensive income (loss)	(142)	(13)	—	—	(155)	—	—
Purchases	4,084	—	3,171	—	7,255	—	—
Sales	(3,595)	(396)	—	—	(3,991)	—	—
Transfers out	(9,084)	(3,416)	—	—	(12,500)	—	—
Balance, June 30, 2023	$67,394	$1,229	$5,234	$500	$74,357	$(11,000)	$(11,000)
Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets and liabilities held at period-end	$—	$—	$(737)	$—	$(737)	$—	$—

	June 30, 2023
	Level 3 Fair Value Measurements
	Assets					Liabilities
(In thousands)	Corporate Debt	Asset-backed Securities	Equity Investments	Other Investments	Total Assets	Other Liabilities	Total Liabilities
Balance, December 31, 2022	$63,973	$2,954	$2,803	$1,783	$71,513	$(15,000)	$(15,000)
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Net investment income (loss)	(23)	—	—	—	(23)	—	—
Net investment gains (losses)	13	—	(740)	—	(727)	3,000	3,000
Operating expense	—	—	—	—	—	1,000	1,000
Included in other comprehensive income (loss)	67	26	—	—	93	—	—
Purchases	10,406	1,863	3,171	—	15,440	—	—
Sales	(4,027)	(396)	—	—	(4,423)	—	—
Transfers in	11,220	1,779	—	—	12,999	—	—
Transfers out	(14,235)	(4,997)	—	(1,283)	(20,515)	—	—
Balance, June 30, 2023	$67,394	$1,229	$5,234	$500	$74,357	$(11,000)	$(11,000)
Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets and liabilities held at period-end	$—	$—	$(740)	$—	$(740)	$—	$—

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2023

	June 30, 2022
	Level 3 Fair Value Measurements
	Assets					Liabilities
(In thousands)	Corporate Debt	Asset-backed Securities	Equity Investments	Other Investments	Total	Other Liabilities	Total Liabilities
Balance, March 31, 2022	$53,325	$9,303	$2,500	$3,440	$68,568	$(24,000)	$(24,000)
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Net investment gains (losses)	—	—	—	(787)	(787)	—	—
Included in other comprehensive income (loss)	(1,319)	(177)	—	—	(1,496)	—	—
Purchases	8,787	1,473	—	—	10,260	—	—
Sales	(2,007)	(192)	—	—	(2,199)	—	—
Transfers in	17,828	570	2,125	—	20,523	—	—
Transfers out	(2,402)	(6,939)	—	(1,752)	(11,093)	—	—
Balance, June 30, 2022	$74,212	$4,038	$4,625	$901	$83,776	$(24,000)	$(24,000)
Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets and liabilities held at period-end	$—	$—	$—	$(787)	$(787)	$—	$—

	June 30, 2022
	Level 3 Fair Value Measurements
	Assets					Liabilities
(In thousands)	Corporate Debt	Asset-backed Securities	Equity Investments	Other Investments	Total Assets	Other Liabilities	Total Liabilities
Balance, December 31, 2021	$47,129	$6,502	$2,500	$1,434	$57,565	$(24,000)	$(24,000)
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Net investment income (loss)	—	1	—	—	1	—	—
Net investment gains (losses)	—	—	—	(677)	(677)	—	—
Included in other comprehensive income (loss)	(2,312)	(437)	—	—	(2,749)	—	—
Purchases	18,498	7,058	—	1,483	27,039	—	—
Sales	(3,026)	(197)	—	(116)	(3,339)	—	—
Transfers in	18,828	570	2,125	529	22,052	—	—
Transfers out	(4,905)	(9,459)	—	(1,752)	(16,116)	—	—
Balance, June 30, 2022	$74,212	$4,038	$4,625	$901	$83,776	$(24,000)	$(24,000)
Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets and liabilities held at period-end	$—	$—	$—	$(723)	$(723)	$—	$—

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2023
Transfers
Transfers shown in the preceding Level 3 tables were as of the end of the period in which the transfer occurred. All transfers were to or from Level 2.
All transfers in and out of Level 3 during the three and six months ended June 30, 2023 and 2022 related to securities held for which the level of market activity for identical or nearly identical securities varies from period to period. The securities were valued using multiple observable inputs when those inputs were available; otherwise the securities were valued using limited observable inputs.
Fair Values Not Categorized
At June 30, 2023 and December 31, 2022, certain LPs/LLCs and investment funds measure fund assets at fair value on a recurring basis and provide a NAV for ProAssurance's interest. The carrying value of these interests is based on the NAV provided and was considered to approximate the fair value of the interests. For investment in unconsolidated subsidiaries, ProAssurance recognizes any changes in the NAV of its interests in equity in earnings (loss) of unconsolidated subsidiaries during the period of change. In accordance with GAAP, the fair value of these investments was not classified within the fair value hierarchy. The amount of ProAssurance's unfunded commitments related to these investments as of June 30, 2023 and fair values of these investments as of June 30, 2023 and December 31, 2022 were as follows:

	Unfunded Commitments	Fair Value
(In thousands)	June 30, 2023	June 30, 2023	December 31, 2022
Investment in unconsolidated subsidiaries:
Private debt funds (1)	$1,885	$19,970	$19,620
Long/short equity funds (2)	None	4,876	5,089
Non-public equity funds (3)	$51,582	144,908	144,560
Credit funds (4)	$31,251	50,178	49,245
Strategy focused funds (5)	$9,016	50,563	43,971
Total investments carried at NAV		$270,495	$262,485
Below is additional information regarding each of the investments listed in the table above as of June 30, 2023.
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
June 30, 2023
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
Nonrecurring Fair Value Measurement
ProAssurance did not have any assets or liabilities that were measured at fair value on a nonrecurring basis at June 30, 2023 or December 31, 2022.
Financial Instruments - Methodologies Other Than Fair Value
The following table provides the estimated fair value of the Company's financial instruments that, in accordance with GAAP for the type of investment, are measured using a methodology other than fair value. Fair values provided primarily fall within the Level 3 fair value category.

	June 30, 2023		December 31, 2022
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
BOLI	$80,930	$80,930	$81,746	$81,746
Other investments	$3,000	$3,000	$3,322	$3,322
Other assets	$31,464	$31,432	$28,819	$28,790
Financial liabilities:
Senior notes due 2023*	$250,000	$248,463	$250,000	$248,153
Contribution Certificates	$178,437	$132,515	$177,525	$134,479
Other liabilities	$30,241	$30,241	$27,905	$27,905
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
Other assets and other liabilities primarily consisted of related investment assets and liabilities associated with funded deferred compensation agreements. The fair value of the funded deferred compensation assets was based upon quoted market prices, which is categorized as a Level 1 valuation, and had a fair value of $30.5 million and $27.9 million at June 30, 2023 and December 31, 2022, respectively. Other assets also included an unsecured note receivable. The fair value of the note receivable was based on the present value of expected cash flows from the note receivable, discounted at market rates on the valuation date for receivables with similar credit standings and similar payment structures. Other liabilities primarily consisted of liabilities associated with funded deferred compensation agreements. The reported balance is determined based on the amount of elective deferrals and employer contributions adjusted for periodic changes in the fair value of the participant balances based on the performance of the funds selected by the participants and had a fair value of $30.2 million and $27.9 million at June 30, 2023 and December 31, 2022, respectively.
The fair value of the debt, excluding the Contribution Certificates, was estimated based on the present value of expected future cash outflows, discounted at rates available on the valuation date for similar debt issued by entities with a similar credit standing to ProAssurance.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2023
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

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2023
3. Investments
Available-for-sale fixed maturities at June 30, 2023 and December 31, 2022 included the following:

	June 30, 2023
(In thousands)	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities, available-for-sale
U.S. Treasury obligations	$251,504	$—	$44	$21,334	$230,214
U.S. Government-sponsored enterprise obligations	20,339	—	1	1,477	18,863
State and municipal bonds	476,863	—	351	36,983	440,231
Corporate debt	1,871,577	—	903	183,301	1,689,179
Residential mortgage-backed securities	435,406	223	485	59,117	376,551
Agency commercial mortgage-backed securities	9,733	—	—	969	8,764
Other commercial mortgage-backed securities	213,545	—	35	23,568	190,012
Other asset-backed securities	420,082	196	297	21,666	398,517
	$3,699,049	$419	$2,116	$348,415	$3,352,331

	December 31, 2022
(In thousands)	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities, available-for-sale
U.S. Treasury obligations	$243,999	$—	$8	$22,399	$221,608
U.S. Government-sponsored enterprise obligations	21,562	—	—	1,628	19,934
State and municipal bonds	483,584	—	177	44,311	439,450
Corporate debt	1,980,579	—	735	199,862	1,781,452
Residential mortgage-backed securities	450,870	229	555	61,656	389,540
Agency commercial mortgage-backed securities	10,576	—	—	872	9,704
Other commercial mortgage-backed securities	217,021	—	63	22,994	194,090
Other asset-backed securities	444,220	198	289	27,617	416,694
	$3,852,411	$427	$1,827	$381,339	$3,472,472

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2023
The recorded cost basis and estimated fair value of available-for-sale fixed maturities at June 30, 2023, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total Fair Value
Fixed maturities, available-for-sale
U.S. Treasury obligations	$251,504	$26,685	$167,068	$33,749	$2,712	$230,214
U.S. Government-sponsored enterprise obligations	20,339	2,676	12,714	3,473	—	18,863
State and municipal bonds	476,863	33,736	149,666	148,179	108,650	440,231
Corporate debt	1,871,577	207,118	825,556	570,714	85,791	1,689,179
Residential mortgage-backed securities	435,406					376,551
Agency commercial mortgage-backed securities	9,733					8,764
Other commercial mortgage-backed securities	213,545					190,012
Other asset-backed securities	420,082					398,517
	$3,699,049					$3,352,331
Excluding obligations of the U.S. Government, U.S. Government-sponsored enterprises and a U.S. Government obligations money market fund, no investment in any entity or its affiliates exceeded 10% of shareholders’ equity at June 30, 2023.
Cash and securities with a carrying value of $56.7 million at June 30, 2023 were on deposit with various state insurance departments to meet regulatory requirements. ProAssurance also held securities with a carrying value of $107.8 million at June 30, 2023 that are pledged as collateral security for advances under the Company's borrowing relationships with FHLBs.
As a member of Lloyd's, ProAssurance is required to maintain capital at Lloyd's, referred to as FAL, to support underwriting by Syndicate 1729. At June 30, 2023, ProAssurance's FAL investments were comprised of available-for-sale fixed maturities with a fair value of $18.7 million and cash and cash equivalents of $0.6 million on deposit with Lloyd's in order to satisfy these FAL requirements. During the second quarter of 2023, ProAssurance received a return of approximately $4.1 million of cash from its FAL balances related to the settlement of the Company's participation in the results of Syndicate 1729 and Syndicate 6121 for the 2020 underwriting year.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2023
Investments Held in a Loss Position
The following tables provide summarized information with respect to investments held in an unrealized loss position at June 30, 2023 and December 31, 2022, including the length of time the investment had been held in a continuous unrealized loss position.

	June 30, 2023
	Total		Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Loss	Value	Loss	Value	Loss
Fixed maturities, available-for-sale
U.S. Treasury obligations	$224,346	$21,334	$72,417	$5,047	$151,929	$16,287
U.S. Government-sponsored enterprise obligations	18,746	1,477	6,625	419	12,121	1,058
State and municipal bonds	411,244	36,983	103,378	4,625	307,866	32,358
Corporate debt	1,614,792	183,301	298,741	15,412	1,316,051	167,889
Residential mortgage-backed securities	341,913	59,117	92,609	9,871	249,304	49,246
Agency commercial mortgage-backed securities	8,764	969	1,822	93	6,942	876
Other commercial mortgage-backed securities	189,038	23,568	26,552	1,991	162,486	21,577
Other asset-backed securities	378,243	21,666	71,035	2,035	307,208	19,631
	$3,187,086	$348,415	$673,179	$39,493	$2,513,907	$308,922

	December 31, 2022
	Total		Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Loss	Value	Loss	Value	Loss
Fixed maturities, available-for-sale
U.S. Treasury obligations	$220,991	$22,399	$53,199	$2,393	$167,792	$20,006
U.S. Government-sponsored enterprise obligations	19,934	1,628	8,082	663	11,852	965
State and municipal bonds	421,769	44,311	177,393	12,352	244,376	31,959
Corporate debt	1,708,529	199,862	687,947	42,977	1,020,582	156,885
Residential mortgage-backed securities	363,945	61,656	155,212	15,275	208,733	46,381
Agency commercial mortgage-backed securities	9,704	872	3,086	110	6,618	762
Other commercial mortgage-backed securities	192,359	22,994	53,270	4,087	139,089	18,907
Other asset-backed securities	396,452	27,617	162,192	7,050	234,260	20,567
	$3,333,683	$381,339	$1,300,381	$84,907	$2,033,302	$296,432
As of June 30, 2023, excluding U.S. Government or U.S. Government-sponsored enterprise obligations, there were 2,781 debt securities (73.0% of all available-for-sale fixed maturity securities held) in an unrealized loss position representing 1,402 issuers. The greatest and second greatest unrealized loss positions among those securities were approximately $5.5 million and $3.6 million, respectively. The securities were evaluated for impairment as of June 30, 2023.
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
June 30, 2023
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
Fixed maturity securities held in an unrealized loss position at June 30, 2023, excluding asset-backed securities, have paid all scheduled contractual payments and are expected to continue. Expected future cash flows of asset-backed securities, excluding those issued by GNMA, FNMA and FHLMC, held in an unrealized loss position were estimated as part of the June 30, 2023 impairment evaluation using the most recently available six-month historical performance data for the collateral (loans) underlying the security or, if historical data was not available, sector based assumptions, and equaled or exceeded the current amortized cost basis of the security.
The following tables present a roll forward of the allowance for expected credit losses on available-for-sale fixed maturities for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30, 2023
(In thousands)	Residential mortgage-backed securities	Other asset-backed securities	Total
Balance, at April 1, 2023	$227	$197	$424
Reductions related to:
Securities sold during the period	(4)	(1)	(5)
Balance, at June 30, 2023	$223	$196	$419

	Six Months Ended June 30, 2023
(In thousands)	Residential mortgage-backed securities	Other asset-backed securities	Total
Balance, at December 31, 2022	$229	$198	$427
Reductions related to:
Securities sold during the period	(6)	(2)	(8)
Balance, at June 30, 2023	$223	$196	$419

	Three Months Ended June 30, 2022
(In thousands)	Corporate Debt	Total
Balance, at April 1, 2022	$—	$—
Additional credit losses related to securities for which:
No allowance for credit losses has been previously recognized	553	553
Balance, at June 30, 2022	$553	$553

	Six Months Ended June 30, 2022
(In thousands)	Corporate Debt	Total
Balance, at December 31, 2021	$—	$—
Reductions related to:
Securities sold during the period	553	553
Balance, at June 30, 2022	$553	$553
Other information regarding sales and purchases of fixed maturity available-for-sale securities is as follows:

	Three Months Ended June 30		Six Months Ended June 30
(In millions)	2023	2022	2023	2022
Proceeds from sales (exclusive of maturities and paydowns)	$19.6	$38.8	$23.4	$102.3
Purchases	$65.4	$109.1	$134.2	$340.7

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2023
Net Investment Income
Net investment income (loss) by investment category was as follows:

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2023	2022	2023	2022
Fixed maturities	$27,951	$22,006	$55,278	$43,550
Equities	1,105	967	1,912	1,668
Short-term investments, including Other	4,034	727	7,384	1,153
BOLI	459	261	1,116	214
Investment fees and expenses	(1,899)	(2,017)	(3,730)	(4,198)
Net investment income	$31,650	$21,944	$61,960	$42,387
Investment in Unconsolidated Subsidiaries
ProAssurance's investment in unconsolidated subsidiaries were as follows:

	June 30, 2023	Carrying Value
(In thousands)	Percentage Ownership	June 30, 2023	December 31, 2022
Qualified affordable housing project tax credit partnerships	See below	$1,216	$4,088
All other investments, primarily investment fund LPs/LLCs	See below	304,811	301,122
		$306,027	$305,210
Qualified affordable housing project tax credit partnership interests held by ProAssurance generate investment returns by providing tax benefits to fund investors in the form of tax credits and project operating losses. The carrying value of these investments reflects ProAssurance's total commitments (both funded and unfunded) to the partnerships, less any amortization. At June 30, 2023 and December 31, 2022, ProAssurance did not have an ownership percentage greater than 20% in any tax credit partnership interests. ProAssurance's ownership percentage relative to the tax credit partnership interests is less than 20%; these interests had a carrying value of $1.2 million at June 30, 2023 and $4.1 million at December 31, 2022. Since ProAssurance has the ability to exert influence over the partnerships but does not control them, all are accounted for using the equity method. See further discussion of the entities in which ProAssurance holds passive interests in Note 10.
ProAssurance holds interests in investment fund LPs/LLCs and other equity method investments and LPs/LLCs which are not considered to be investment funds. ProAssurance's ownership percentage relative to four and three of the LPs/LLCs is greater than 25% at June 30, 2023 and December 31, 2022, respectively, which is likely to be reduced as the funds mature and other investors participate in the funds; these investments had a carrying value of $46.0 million at June 30, 2023 and $36.0 million at December 31, 2022. ProAssurance's ownership percentage relative to the remaining investments and LPs/LLCs is less than 25%; these interests had a carrying value of $258.8 million at June 30, 2023 and $265.1 million at December 31, 2022. ProAssurance does not have the ability to exert control over any of these funds.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2023
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

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2023	2022	2023	2022
Qualified affordable housing project tax credit partnerships
Losses recorded	$1,511	$2,809	$1,865	$5,197
Tax credits recognized	$29	$1,198	$72	$2,403

Historic tax credit partnership*
Losses (gains) recorded	$—	$(961)	$—	$(961)
*ProAssurance holds a historic tax credit partnership which was fully amortized in 2020. This partnership generated investment returns by providing benefits to partnership investors in the form of tax credits, tax deductible project operating losses and distributions resulting from positive cash flows. ProAssurance received a distribution associated with this investment during the second quarter of 2022 as a result of positive cash flows from a completed project, which was recognized as an operating gain in each respective period.

For the three and six months ended June 30, 2023 the Company generated a nominal amount of tax credits from its tax credit partnership investments which were deferred for use in future periods due to the Company's expected consolidated loss calculated on a tax basis. For the three and six months ended June 30, 2022, the tax credits generated from the Company's tax credit partnership investments of $1.2 million and $2.4 million, respectively, were deferred and are expected to be utilized in future periods. Not included in the table above is $1.9 million and $2.0 million of tax credits recaptured from the 2019 tax year during the six months ended June 30, 2023 and 2022, respectively, due to the carryback of the Company's estimated NOL for both periods to the 2021 tax year. The recaptured tax credits were earned in 2019 but not utilized until 2021 due to NOL's generated in both 2019 and 2020. As of June 30, 2023, the Company had approximately $53.2 million of available tax credit carryforwards generated from its investments in tax credit partnerships which they expect to utilize in future periods.
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

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2023
Significant Equity Method Investees
As previously discussed, ProAssurance holds certain investments that are measured using the equity method of accounting, primarily investments in LPs/LLCs, which are carried as a part of investment in unconsolidated subsidiaries on the Condensed Consolidated Balance Sheets. Each quarter, ProAssurance assesses the significance of its equity method investees. As of June 30, 2023, ProAssurance determined the following method investees to be significant:
•A&M Capital Opportunities Fund is a private equity fund that is focused on middle-market investments.
•Harbert Seniors Housing Fund I, LP is focused on investing in seniors housing real estate.
•NB CO Investment Fund II, LP is a private equity fund that is a co-investor in small and mid-cap companies.
•NB Secondary Opportunities Fund III, LP is a private equity fund focused on secondary investments.
•Prime Storage Fund II, LP primarily invests in self-storage real estate.
•WNG Aircraft Opportunities Fund II, LP is focused on investing in aviation assets and related interests.
The following table presents aggregated gross summarized financial information for the funds that ProAssurance determined to be significant as of June 30, 2023, including the portion not attributable to ProAssurance, derived from the funds' financial statements which are prepared in accordance with GAAP. As the majority of ProAssurance's equity method investments report their results to the Company on a one quarter lag, the majority of the summarized financial information below is for the six months ended March 31, 2023 and 2022.

(In thousands)	Six Months Ended June 30
	2023	2022
Net investment income (loss)	$(11,800)	$6,042
Net investment gains (losses)	43,369	71,001
Net change in unrealized appreciation (depreciation)	53,349	186,575
Net gain (loss)	$84,918	$263,618

Net gain (loss) attributable to ProAssurance(1)	$464	$4,033
(1) Represents ProAssurance's share of the funds' aggregate income or loss, which is included as a component of equity in earnings (loss) of unconsolidated subsidiaries in its Condensed Consolidated Statements of Income and Comprehensive Income for the six months ended June 30, 2023 and 2022.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2023
Net Investment Gains (Losses)
Realized investment gains and losses are recognized on the first-in, first-out basis. The following table provides detailed information regarding net investment gains (losses):

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2023	2022	2023	2022
Total impairment losses:
Corporate debt	$(48)	$(972)	$(2,984)	$(972)
Asset-backed securities	5	—	8	—
Portion of impairment losses recognized in other comprehensive income before taxes:
Corporate debt	—	419	—	419
Net impairment losses recognized in earnings	(43)	(553)	(2,976)	(553)
Gross realized gains, available-for-sale fixed maturities	460	265	539	1,452
Gross realized (losses), available-for-sale fixed maturities	(767)	(965)	(1,224)	(2,089)
Net realized gains (losses), trading fixed maturities	2	(21)	(106)	(97)
Net realized gains (losses), equity investments	17	(5,125)	101	(5,346)
Net realized gains (losses), other investments	(2,115)	(760)	(1,886)	(110)
Change in unrealized holding gains (losses), trading fixed maturities	54	(455)	151	(781)
Change in unrealized holding gains (losses), equity investments	(1,130)	(5,923)	2,616	(17,408)
Change in unrealized holding gains (losses), convertible securities, carried at fair value	2,929	(10,584)	4,061	(13,059)
Other(1)	3,539	237	4,582	601
Net investment gains (losses)	$2,946	$(23,884)	$5,858	$(37,390)
(1) Includes gains of $2.0 million and $3.0 million recognized during the 2023 three and six months ended, respectively, reflecting the change in the fair value of contingent consideration issued in connection with the NORCAL acquisition. See further discussion on the contingent consideration in Note 2 and discussion on the Company's accounting policy in Note 1 in its December 31, 2022 report on Form 10-K.

For the three and six months ended June 30, 2023, ProAssurance recognized a nominal amount and $3.0 million of credit-related impairment losses in earnings, respectively. The Company did not recognize any non-credit impairment losses in OCI during the three and six months ended June 30, 2023. The credit-related impairment losses recognized during the three and six months ended June 30, 2023 related to two corporate bonds in the financial sector. For the three and six months ended June 30, 2022, ProAssurance recognized credit-related impairment losses in earnings of $0.6 million and non-credit impairment losses in OCI of $0.4 million. The credit-related impairment losses recognized during the three and six months ended June 30, 2022 related to a corporate bond in the consumer sector.
The following table presents a roll forward of cumulative losses recorded in earning related to impaired debt securities for which a portion of the impairment was recorded in OCI.

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2023	2022	2023	2022
Balance beginning of period	$57	$—	$57	$—
Additional credit losses recognized during the period, related to securities for which:
No impairment has been previously recognized	—	553	—	553
Balance June 30	$57	$553	$57	$553

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2023
4. Income Taxes
For interim periods, ProAssurance generally utilizes the estimated annual effective tax rate method under which the Company determines its provision (benefit) for income taxes based on the current estimate of its annual effective tax rate. For the three and six months ended June 30, 2023, ProAssurance utilized the estimated annual effective tax rate method. Under the estimated annual effective tax rate method, items which are unusual, infrequent, or that cannot be reliably estimated are considered in the effective tax rate in the period in which the item is included in income and are referred to as discrete items. For the three and six months ended June 30, 2022, ProAssurance utilized the discrete effective tax rate method for recording income taxes after the estimated annual effective tax rate method produced an unreliable estimated annual effective tax rate. See further discussion on this method in Note 4 of the Notes to Condensed Consolidated Financial Statements included in ProAssurance's June 30, 2022 report on Form 10-Q. In calculating the Company's year-to-date income tax expense (benefit) under the estimated annual effective tax rate method, it includes the estimated benefit of tax credits for the year-to-date period based on the most recently available information provided by the tax credit partnerships; the actual amounts of credits provided by the tax credit partnerships may prove to be different than the Company's estimates. The effect of such a difference is recognized in the period identified.
For the six months ended June 30, 2023 the provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income (loss) before income taxes primarily due to the estimated tax rate differential between the Company's actual effective tax rate for the six months ended June 30, 2023 and the Company's projected annual effective tax rate as of June 30, 2023 as calculated under the estimated annual effective tax rate method. The provision for income taxes for the six months ended June 30, 2023 is also different from that which would be obtained by applying the statutory federal income tax rate to income (loss) before income taxes due to the $4 million decrease in the contingent consideration liability related to the NORCAL acquisition, all of which was non-taxable. See further discussion on the contingent consideration in Note 2.
ProAssurance had a liability for U.S. federal and U.K. income taxes carried as a part of other liabilities of $5.2 million as of June 30, 2023 and a receivable of $8.0 million as of December 31, 2022 carried as a part of other assets. At June 30, 2023 and December 31, 2022, the liability for unrecognized tax benefits, which is included in the total liability for U.S. federal and U.K. income taxes, was $4.1 million in each period which included an accrued liability for interest of approximately $0.5 million in each period.
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
June 30, 2023
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
Activity in the reserve for losses and loss adjustment expenses is summarized as follows:

(In thousands)	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022	Year Ended December 31, 2022
Balance, beginning of year	$3,471,147	$3,579,940	$3,579,940
Less reinsurance recoverables on unpaid losses and loss adjustment expenses	431,889	451,741	451,741
Net balance, beginning of year	3,039,258	3,128,199	3,128,199
Net losses:
Current year(1)	395,632	411,397	813,515
(Favorable) unfavorable development of reserves established in prior years, net(2)	722	(24,304)	(36,753)
Total	396,354	387,093	776,762
Paid related to:
Current year	(33,129)	(44,903)	(108,139)
Prior years	(407,118)	(366,643)	(757,564)
Total paid	(440,247)	(411,546)	(865,703)
Net balance, end of period	2,995,365	3,103,746	3,039,258
Plus reinsurance recoverables on unpaid losses and loss adjustment expenses	425,560	469,116	431,889
Balance, end of period	$3,420,925	$3,572,862	$3,471,147
(1) Current year net losses for both the six months ended June 30, 2022 and year ended December 31, 2022 included $4.9 million of purchase accounting amortization of the negative VOBA associated with NORCAL's assumed unearned premium, which was amortized over a period in proportion to the earn-out of the associated premium as a reduction to current accident year net losses (see Note 2 of the Notes to Consolidated Financial Statements in ProAssurance's December 31, 2022 report on Form 10-K). As of June 30, 2022, the negative VOBA was fully amortized.
(2) Net prior year reserve development recognized for the six months ended June 30, 2023 and 2022 as well as the year ended December 31, 2022 included $5.0 million, $5.8 million and $10.8 million, respectively, of amortization of the purchase accounting fair value adjustment on NORCAL's assumed net reserve and amortization of the negative VOBA associated with NORCAL's DDR reserve which is recorded as a reduction to prior accident year net losses and loss adjustment expenses (see Note 2 of the Notes to Consolidated Financial Statements in ProAssurance's December 31, 2022 report on Form 10-K).

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2023
Estimating liability reserves is complex and requires the use of many assumptions. As time passes and ultimate losses for prior years are either known or become subject to a more precise estimation, ProAssurance increases or decreases the reserve estimates established in prior periods. The consolidated net unfavorable prior year reserve development recognized in the six months ended June 30, 2023 primarily reflected the continued challenging loss environment in Specialty P&C segment, as claim costs are pressured by social inflation and higher than anticipated loss severity trends which started to emerge in the fourth quarter of 2022. During the first quarter of 2023, the Company strengthened case reserves in its Specialty P&C segment related to four large claims resulting in net unfavorable prior year reserve development of $10.1 million recognized during the six months ended June 30, 2023, $7.5 million of which related to NORCAL's accident years 2016 and 2020. The net unfavorable prior year reserve development recognized in the Specialty P&C segment was partially offset by approximately $4.0 million of favorable prior year reserve development due to lower than anticipated loss emergence in the Company's Medical Technology Liability line of business, principally related to accident years 2014 through 2017. The consolidated net unfavorable loss development also reflected unfavorable development recognized during the first quarter of 2023 in the Workers' Compensation Insurance segment primarily attributable to one large claim from the 1997 accident year. The unfavorable reserve development recognized in the Lloyd's Syndicates segment was driven by higher than expected loss development on certain large claims, primarily catastrophe related losses. Consolidated net unfavorable loss development recognized in the six months ended June 30, 2023 was partially offset by favorable reserve development recognized in the Segregated Portfolio Cell Reinsurance segment driven by overall favorable trends in claim closing patterns primarily in accident years 2018 through 2021.
The net favorable loss development recognized in the six months ended June 30, 2022 primarily reflected a lower than anticipated loss emergence in the Specialty P&C segment, primarily related to the 2018 through 2021 accident years. The net favorable development recognized in the Specialty P&C segment also included a $3.0 million reduction in the Company's prior accident year IBNR reserve for COVID-19 during the second quarter of 2022 as early first notices of potential claims related to anticipated COVID losses have not turned into claims. The favorable development also reflected overall favorable trends in claim closing patterns in the Workers' Compensation Insurance and Segregated Portfolio Cell Reinsurance segments. The net favorable loss development recognized in the Workers' Compensation Insurance segment is primarily related to the 2017 accident year and prior. The net favorable loss development recognized in the Segregated Portfolio Cell Reinsurance segment is primarily related to the 2019 and 2020 accident years. Net favorable development recognized during the six months ended June 30, 2022 was net of an increase to the Company's reserve for potential ECO/XPL claims of $4.0 million in the Specialty P&C segment. Consolidated net favorable loss development recognized in the six months ended June 30, 2022 was partially offset by unfavorable reserve development recognized in the Lloyd's Syndicates segment driven by certain catastrophe related losses. As of June 30, 2022, ProAssurance did not recognize any development related to NORCAL's accident years 2020 or prior since the date of acquisition on May 5, 2021.
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

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2023
6. Commitments and Contingencies
ProAssurance is involved in various legal actions related to insurance policies and claims handling including, but not limited to, claims asserted by policyholders. These types of legal actions arise in the Company's ordinary course of business and, in accordance with GAAP for insurance entities, are considered as a part of the Company's loss reserving process, which is described in detail under the heading "Losses and Loss Adjustment Expenses" in the Accounting Policies section in Note 1 of the Notes to Consolidated Financial Statements in ProAssurance's December 31, 2022 report on Form 10-K. ProAssurance also has other direct actions against the Company unrelated to its claims activity which are evaluated and accounted for as a part of other liabilities. For these corporate legal actions, the Company evaluates each case separately and establishes what it believes is an appropriate reserve based on GAAP guidance related to contingent liabilities. As of June 30, 2023, there were no material reserves established for corporate legal actions.
As a member of Lloyd's, ProAssurance has obligations to Syndicate 1729 including a Syndicate Credit Agreement and FAL requirements. The Syndicate Credit Agreement was an unconditional revolving credit agreement to the Premium Trust Fund of Syndicate 1729 for the purpose of providing working capital. The Syndicate Credit Agreement had a maturity date of June 30, 2023 and contained an annual auto-renewal feature which allowed for ProAssurance to elect to non-renew if notice is given at least 30 days prior to the next auto-renewal date, which is one year prior to the maturity date. On May 23, 2022, ProAssurance provided such notice of termination of the Syndicate Credit Agreements. As a result, the Syndicate Credit Agreements expired on June 30, 2023. ProAssurance provides FAL to support underwriting by Syndicate 1729 which is comprised of investment securities and cash and cash equivalents deposited with Lloyd's with a total fair value of approximately $19.3 million at June 30, 2023 (see Note 3). During the second quarter of 2023, the Company received a return of approximately $4.1 million of cash from its FAL balances related to the settlement of its participation in the results of Syndicate 1729 and Syndicate 6131 for the 2020 underwriting year.
ProAssurance has entered into financial instrument transactions that may present off-balance sheet credit risk or market risk. These transactions include a short-term loan commitment and commitments to provide funding to non-public investment entities. Under the short-term loan commitment, ProAssurance has agreed to advance funds on a 30 day basis to a counterparty provided there is no violation of any condition established in the contract. As of June 30, 2023, ProAssurance had total funding commitments related to non-public investment entities as well as the short-term loan commitment of approximately $178.5 million which included the amount at risk if the full short-term loan is extended and the counterparties default. However, the credit risk associated with the short-term loan commitment is minimal as the counterparties to the contract are highly rated commercial institutions and to-date have been performing in accordance with their contractual obligations. As such, ProAssurance’s expected credit losses associated with this short-term loan commitment were nominal in amount as of June 30, 2023.
ProAssurance entered into a services agreement with a company to provide data analytics services for certain product lines within the Company's HCPL book of business. Under the services agreement, the Company has committed to an annual fee of approximately $3.5 million for three years. In addition, the services agreement contains an annual one-year auto-extension feature, in November, unless either party elects to non-renew the services agreement by providing notice at least six-months prior to the end of the contract. ProAssurance incurred operating expenses associated with this services agreement of $0.8 million and $1.7 million for the three and six months ended June 30, 2023, respectively, as compared to $0.9 million and $1.8 million for the same respective periods of 2022. As of June 30, 2023, the remaining commitment under this agreement was estimated to be approximately $4.6 million.
The purchase consideration in the NORCAL acquisition included contingent consideration. NORCAL policyholders who elected to receive NORCAL stock and tender it to ProAssurance are eligible for a share of contingent consideration in an amount of up to approximately $84 million depending upon the after-tax development of NORCAL's ultimate net losses between December 31, 2020 and December 31, 2023. As of June 30, 2023 and December 31, 2022, the contingent consideration liability was $11.0 million and $15.0 million, respectively, carried at fair value utilizing a stochastic model (see Note 2). This estimate does not guarantee that contingent consideration will ultimately be paid. Depending on NORCAL's actual ultimate net loss development between December 31, 2020 and December 31, 2023, the actual amount due to eligible policyholders may be greater than or less than the $11.0 million current fair value estimate. See further discussion around the contingent consideration and the NORCAL acquisition in Note 2 of the Notes to Consolidated Financial Statements included in ProAssurance's December 31, 2022 report on Form 10-K.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2023
7. Debt
ProAssurance’s outstanding debt consisted of the following:

($ in thousands)	June 30, 2023	December 31, 2022
Senior Notes due 2023, unsecured, interest at 5.3% annually	$250,000	$250,000
Contribution Certificates due 2031, interest at 3.0% (effective interest rate at 4.35%) paid annually in April	178,437	177,525
Total principal	428,437	427,525
Less unamortized debt issuance costs	2,411	542
Debt less unamortized debt issuance costs	$426,026	$426,983
Revolving Credit Agreement and Term Loan
On April 28, 2023, ProAssurance executed an amendment to the Revolving Credit Agreement, which extended the expiration from November 2024 to April 2028 and includes a $125 million delayed draw term loan ("Term Loan"). The Term Loan is available to be drawn during a five year period after closing, subject to customary borrowing conditions. The Company intends to draw on the amended Revolving Credit Agreement, including the Term Loan, to refinance its Senior Notes that mature November 2023 (see additional information on the Company's Senior Notes in Note 11 of the Notes to Consolidated Financial Statements included in ProAssurance's December 31, 2022 report on Form 10-K). The amended Revolving Credit Agreement may be used for general corporate purposes, including, but not limited to, short-term working capital, share repurchases as authorized by the Board and support for other activities. ProAssurance's amended Revolving Credit Agreement permits borrowings up to $250 million, and has available a $50 million accordion feature which, if successfully subscribed, would expand the permitted borrowings to a maximum of $300 million. As of June 30, 2023 and December 31, 2022, there were no outstanding borrowings on the Revolving Credit Agreement. The amended Revolving Credit Agreement permits ProAssurance to borrow, repay and reborrow from the lenders during the term of the amended Revolving Credit Agreement.
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
As of June 30, 2023, ProAssurance is in compliance with all covenants of the amended Revolving Credit Agreement.
Covenant Compliance
There are no financial covenants associated with the Senior Notes or the Contribution Certificates due 2023 and 2031, respectively.
The amended Revolving Credit Agreement contains customary representations, covenants and events constituting default, and remedies for default, as previously discussed. As of June 30, 2023, ProAssurance is in compliance with all covenants of the amended Revolving Credit Agreement.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2023
Additional Information
For additional information regarding ProAssurance's debt, see Note 11 of the Notes to Consolidated Financial Statements included in ProAssurance's December 31, 2022 report on Form 10-K.
8. Derivatives
ProAssurance is exposed to certain risks relating to its ongoing business and investment activities. ProAssurance utilizes derivative instruments as part of its risk management strategy to reduce the market risk related to fluctuations in future interest rates associated with a portion of its variable-rate debt. See Note 1 for the Company's accounting policy regarding derivative instruments.
To manage the Company's exposure to variability in cash flows of forecasted interest payments attributable to variability in the selected base rates on borrowings under both the amended Revolving Credit Agreement and Term Loan, ProAssurance entered into two forward-starting interest rate swap agreements ("Interest Rate Swaps") on May 2, 2023, each with an effective date of December 29, 2023 and a maturity date of March 31, 2028. ProAssurance's Interest Rate Swaps are designated and qualify as highly effective cash flow hedges, consequently, changes in the fair value of the Interest Rate Swaps are recorded in AOCI, net of tax, and are reclassified into earnings when the hedged cash flows impact earnings. The Interest Rate Swap hedging the variability in cash flows associated with interest payments on the amended Revolving Credit Agreement will have a constant $125 million notional amount throughout the term of the swap, while the Interest Rate Swap hedging the variability in cash flows associated with interest payments on the Term Loan will have an amortizing $125 million notional amount, which is designed to match the outstanding principal on the Term Loan throughout the term of the swap. Borrowings under the amended Revolving Credit Agreement and Term Loan will accrue interest at a selected base rate, adjusted by a margin. The Interest Rate Swaps effectively fix the base rate on borrowings under the amended Revolving Credit Agreement and Term Loan to 3.187% and 3.207%, respectively. The margin component of the interest rate, which can vary from 0% to 2.375%, will remain variable and is based on ProAssurance’s debt to capitalization ratio. Additional information regarding the Company's amended Revolving Credit Agreement and Term Loan is provided in Note 7.
ProAssurance received cash collateral from the counterparty to secure the net present value of future cash flows associated with the Interest Rate Swaps of $5.5 million and is reflected as a component of other liabilities on the Condensed Consolidated Balance Sheets as of June 30, 2023.
The following table provides a summary of the volume and fair value position of the Interest Rate Swaps as well as the reporting location in the Condensed Consolidated Balance Sheets as of June 30, 2023.

($ in thousands)		June 30, 2023
Derivatives Designated and Qualifying as Cash Flow Hedging Instruments	Location in the Condensed Consolidated Balance Sheets	Number of Instruments	Aggregate Notional Amount(1)	Estimated Fair Value(2)
Interest Rate Swaps	Other Assets	2	$250,000	$5,455
(1) Volume is represented by the derivative instruments' notional amount.
(2) Additional information regarding the fair value of the Company's Interest Rate Swaps is provided in Note 2.
For the three and six months ended June 30, 2023, ProAssurance did not reclassify any gain or loss on the Interest Rate Swaps from AOCI into earnings. At June 30, 2023, management estimates that it will reclassify approximately $2.4 million of pre-tax net gains on the Interest Rate Swaps from AOCI to earnings over the next twelve months, beginning on the effective date of the Interest Rate Swaps, which will be recorded to interest expense. See additional information on gains or losses related to the Interest Rate Swaps reported as a component of AOCI in Note 9.
As a result of the Interest Rate Swaps, ProAssurance is exposed to risk that the counterparty will fail to meet its contractual obligations. To mitigate this counterparty credit risk, ProAssurance only enters into derivative contracts with carefully selected major financial institutions based upon their credit ratings and monitors their creditworthiness. As of June 30, 2023, the counterparty had an investment grade rating of A and has performed in accordance with their contractual obligations.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2023
9. Shareholders’ Equity
At June 30, 2023 and December 31, 2022, ProAssurance had 100 million shares of authorized common stock and 50 million shares of authorized preferred stock. The Board has the authority to determine provisions for the issuance of preferred shares, including the number of shares to be issued, the designations, powers, preferences and rights, and the qualifications, limitations or restrictions of such shares.
ProAssurance declared cash dividends of $0.05 per share during the first quarter of 2023 and each of the first two quarters of 2022, totaling $2.7 million and $5.4 million, respectively. In light of the price range in which the Company's stock traded in the second quarter of 2023, the Board decided to suspend payment of a quarterly cash dividend. Instead, the Company used available capital to repurchase shares pursuant to the existing share repurchase authorization. Any decision to pay future cash dividends is subject to the Board’s final determination after a comprehensive review of financial performance, future expectations and other factors deemed relevant by the Board. See Note 12 of the Notes to Consolidated Financial Statements in ProAssurance's December 31, 2022 report on Form 10-K for additional information.
At June 30, 2023, Board authorizations for the repurchase of common shares or the retirement of outstanding debt of $86.4 million remained available for use. ProAssurance repurchased approximately 1.4 million common shares at a cost of $20.0 million during the second quarter of 2023. ProAssurance did not repurchase any common shares during the six months ended June 30, 2022.
Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)
The following tables provide a detailed breakout of the components of AOCI and the amounts reclassified from AOCI to net income (loss). The tax effects of all amounts in the tables below, except for an immaterial amount of unrealized gains and losses on available-for-sale securities held at the Company's U.K. subsidiary, were computed using the enacted U.S. federal corporate tax rate of 21%. OCI included a deferred tax benefit of $2.7 million and a deferred tax expense of $8.1 million for the three and six months ended June 30, 2023, respectively, and a deferred tax benefit of $29.6 million and $67.8 million for the same respective periods of 2022.
The changes in the balance of each component of AOCI for the three and six months ended June 30, 2023 and 2022 were as follows:

(In thousands)	Unrealized Investment Gains (Losses) on Securities	Cash Flow Hedging Gains (Losses) (1)	Non-credit Impairments	Unrecognized Change in Defined Benefit Plan Liabilities	Accumulated Other Comprehensive Income (Loss)
Balance April 1, 2023	$(254,513)	$—	$(11)	$(1,454)	$(255,978)
OCI, before reclassifications, net of tax	(16,074)	4,310	—	—	(11,764)
Amounts reclassified from AOCI, net of tax	262	—	—	—	262
Net OCI, current period	(15,812)	4,310	—	—	(11,502)
Balance at June 30, 2023	$(270,325)	$4,310	$(11)	$(1,454)	$(267,480)

(In thousands)	Unrealized Investment Gains (Losses) on Securities	Cash Flow Hedging Gains (Losses) (1)	Non-credit Impairments	Unrecognized Change in Defined Benefit Plan Liabilities	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2022	$(297,142)	$—	$(11)	$(1,454)	$(298,607)
OCI, before reclassifications, net of tax	23,933	4,310	—	—	28,243
Amounts reclassified from AOCI, net of tax	2,884	—	—	—	2,884
Net OCI, current period	26,817	4,310	—	—	31,127
Balance, June 30, 2023	$(270,325)	$4,310	$(11)	$(1,454)	$(267,480)

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2023

(In thousands)	Unrealized Investment Gains (Losses) on Securities	Non-credit Impairments	Unrecognized Change in Defined Benefit Plan Liabilities	Accumulated Other Comprehensive Income (Loss)
Balance April 1, 2022	$(125,907)	$—	$1,341	$(124,566)
OCI, before reclassifications, net of tax	(110,191)	(331)	—	(110,522)
Amounts reclassified from AOCI, net of tax	1,053	—	(153)	900
Net OCI, current period	(109,138)	(331)	(153)	(109,622)
Balance at June 30, 2022	$(235,045)	$(331)	$1,188	$(234,188)

(In thousands)	Unrealized Investment Gains (Losses) on Securities	Non-credit Impairments	Unrecognized Change in Defined Benefit Plan Liabilities	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2021	$14,929	$—	$1,355	$16,284
OCI, before reclassifications, net of tax	(250,999)	(331)	—	(251,330)
Amounts reclassified from AOCI, net of tax	1,025	—	(167)	858
Net OCI, current period	(249,974)	(331)	(167)	(250,472)
Balance, June 30, 2022	$(235,045)	$(331)	$1,188	$(234,188)
(1) ProAssurance entered into two forward-starting interest rate swap agreements ("Interest Rate Swaps") on May 2, 2023, each of which are designated and qualify as a cash flow hedge. See Note 8 for additional information on the Interest Rate Swaps.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2023
10. Variable Interest Entities
ProAssurance holds passive interests in a number of entities that are considered to be VIEs under GAAP guidance. ProAssurance's VIE interests principally consist of interests in LPs/LLCs formed for the purpose of achieving diversified equity and debt returns. ProAssurance's VIE interests, carried as a part of investment in unconsolidated subsidiaries, totaled $277.6 million at June 30, 2023 and $277.5 million at December 31, 2022. ProAssurance does not have power over the activities that most significantly impact the economic performance of these VIEs and thus is not the primary beneficiary. Investments in entities where ProAssurance holds a greater than minor interest but does not hold a controlling interest are accounted for using the equity method. Therefore, ProAssurance has not consolidated these VIEs. ProAssurance’s involvement with each of these VIEs is limited to its direct ownership interest in the VIE. Except for the funding commitments disclosed in Note 6, ProAssurance has no arrangements with any of these VIEs to provide other financial support to or on behalf of the VIE. At June 30, 2023, ProAssurance’s maximum loss exposure relative to these investments was limited to the carrying value of ProAssurance’s investment in the VIE.
ProAssurance is the primary beneficiary of PPM RRG. While there is no direct ownership of PPM RRG by ProAssurance, it manages the business operations of PPM RRG through its management services agreement and has effective control of the PPM RRG's Board of Directors through an irrevocable voting proxy. The management services agreement allows ProAssurance to provide management and oversight services to the RRG, which includes the ability to make business decisions impacting the operations of PPM RRG. PPM RRG has a $5 million surplus note to NORCAL which is its only source of capital. At June 30, 2023 and December 31, 2022, approximately $134 million and $154 million of ProAssurance's assets, respectively, and approximately $134 million and $154 million of its liabilities, respectively, included on the Condensed Consolidated Balance Sheet were related to PPM RRG.
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

(In thousands, except per share data)	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
Weighted average number of common shares outstanding, basic	53,815	54,068	53,900	54,040
Dilutive effect of securities:
Restricted Share Units	87	104	95	109
Performance Share Units	16	14	22	16
Weighted average number of common shares outstanding, diluted	53,918	54,186	54,017	54,165
Effect of dilutive shares on earnings (loss) per share	$—	$—	$—	$—
The diluted weighted average number of common shares outstanding for the three and six months ended June 30, 2023 excluded approximately 339,000 and 170,000, respectively, of common share equivalents issuable under the Company's stock compensation plans, as compared to approximately 4,000 and 2,000 during the same respective periods of 2022, as their effect would have been antidilutive.
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
June 30, 2023
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

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2023
Financial results by segment were as follows:

	Three Months Ended June 30, 2023
(In thousands)	Specialty P&C	Workers' Compensation Insurance	Segregated Portfolio Cell Reinsurance	Lloyd's Syndicates	Corporate	Inter-segment Eliminations	Consolidated
Net premiums earned	$178,902	$41,018	$24,094	$3,848	$—	$—	$247,862
Net investment income	—	—	603	137	30,910	—	31,650
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	—	6,632	—	6,632
Net investment gains (losses)	—	—	1,194	33	(281)	—	946
Other income (expense)(1)	1,021	651	1	5	2,173	(1,110)	2,741
Net losses and loss adjustment expenses	(145,044)	(29,762)	(13,816)	(2,436)	—	—	(191,058)
Underwriting, policy acquisition and operating expenses(1)	(47,439)	(14,400)	(6,538)	(1,434)	(8,275)	1,110	(76,976)
SPC U.S. federal income tax expense(2)	—	—	(994)	—	—	—	(994)
SPC dividend (expense) income	—	—	(3,747)	—	—	—	(3,747)
Interest expense	—	—	—	—	(5,502)	—	(5,502)
Income tax benefit (expense)	—	—	—	—	(2,927)	—	(2,927)
Segment results	$(12,560)	$(2,493)	$797	$153	$22,730	$—	8,627
Reconciliation of segments to consolidated results:
Contingent Consideration Adjustment(3)							2,000
Net income (loss)							$10,627
Significant non-cash items:
Depreciation and amortization, net of accretion	$2,559	$854	$(552)	$2	$3,091	$—	$5,954

	Six Months Ended June 30, 2023
(In thousands)	Specialty P&C	Workers' Compensation Insurance	Segregated Portfolio Cell Reinsurance	Lloyd's Syndicates	Corporate	Inter-segment Eliminations	Consolidated
Net premiums earned	$358,245	$81,821	$39,394	$8,189	$—	$—	$487,649
Net investment income	—	—	1,024	325	60,611	—	61,960
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	—	5,511	—	5,511
Net investment gains (losses)	—	—	2,355	22	481	—	2,858
Other income (expense)(1)	2,014	1,232	1	2	2,500	(2,221)	3,528
Net losses and loss adjustment expenses	(309,096)	(60,606)	(22,238)	(4,414)	—	—	(396,354)
Underwriting, policy acquisition and operating expenses(1)	(88,399)	(27,379)	(11,575)	(3,155)	(16,477)	2,221	(144,764)
SPC U.S. federal income tax expense(2)	—	—	(1,526)	—	—	—	(1,526)
SPC dividend (expense) income	—	—	(5,689)	—	—	—	(5,689)
Interest expense	—	—	—	—	(10,965)	—	(10,965)
Income tax benefit (expense)	—	—	—	—	(755)	—	(755)
Segment results	$(37,236)	$(4,932)	$1,746	$969	$40,906	$—	1,453
Reconciliation of segments to consolidated results:
Contingent Consideration Adjustment(3)							3,000
Net income (loss)							$4,453
Significant non-cash items:
Depreciation and amortization, net of accretion	$5,199	$1,723	$(488)	$3	$7,194	$—	$13,631

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2023

	Three Months Ended June 30, 2022
(In thousands)	Specialty P&C	Workers' Compensation Insurance	Segregated Portfolio Cell Reinsurance	Lloyd's Syndicates	Corporate	Inter-segment Eliminations	Consolidated
Net premiums earned	$183,547	$41,709	$16,222	$5,793	$—	$—	$247,271
Net investment income	—	—	211	143	21,590	—	21,944
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	—	5,180	—	5,180
Net investment gains (losses)	—	—	(2,782)	(485)	(20,617)	—	(23,884)
Other income (expense)(1)	1,903	517	1	129	3,626	(862)	5,314
Net losses and loss adjustment expenses	(137,002)	(27,947)	(9,272)	(3,449)	—	—	(177,670)
Underwriting, policy acquisition and operating expenses(1)	(48,077)	(13,669)	(5,237)	(1,508)	(9,019)	862	(76,648)
SPC U.S. federal income tax expense(2)	—	—	(349)	—	—	—	(349)
SPC dividend (expense) income	—	—	854	—	—	—	854
Interest expense	—	—	—	—	(4,919)	—	(4,919)
Income tax benefit (expense)	—	—	—	—	1,789	—	1,789
Segment results	$371	$610	$(352)	$623	$(2,370)	$—	(1,118)
Reconciliation of segments to consolidated results:
Transaction-related costs, net(4)							(541)
Net income (loss)							$(1,659)
Significant non-cash items:
Depreciation and amortization, net of accretion	$2,948	$874	$345	$10	$5,882	$—	$10,059

	Six Months Ended June 30, 2022
(In thousands)	Specialty P&C	Workers' Compensation Insurance	Segregated Portfolio Cell Reinsurance	Lloyd's Syndicates	Corporate	Inter-segment Eliminations	Consolidated
Net premiums earned	$381,514	$82,393	$35,536	$13,539	$—	$—	$512,982
Net investment income	—	—	323	355	41,709	—	42,387
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	—	12,799	—	12,799
Net investment gains (losses)	—	—	(3,493)	(884)	(33,013)	—	(37,390)
Other income (expense)(1)	2,924	1,199	1	263	5,691	(1,959)	8,119
Net losses and loss adjustment expenses	(302,960)	(55,158)	(20,763)	(8,212)	—	—	(387,093)
Underwriting, policy acquisition and operating expenses(1)	(90,958)	(26,669)	(9,605)	(4,218)	(17,756)	1,959	(147,247)
SPC U.S. federal income tax expense(2)	—	—	(991)	—	—	—	(991)
SPC dividend (expense) income	—	—	(1,513)	—	—	—	(1,513)
Interest expense	—	—	—	—	(9,360)	—	(9,360)
Income tax benefit (expense)	—	—	—	—	3,559	—	3,559
Segment results	$(9,480)	$1,765	$(505)	$843	$3,629	$—	(3,748)
Reconciliation of segments to consolidated results:
Transaction-related costs(4)							(1,471)
Net income (loss)							$(5,219)
Significant non-cash items:
Depreciation and amortization, net of accretion	$5,540	$1,748	$715	$24	$12,382	$—	$20,409
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

(3) Represents the change in the fair value of contingent consideration issued in connection with the NORCAL acquisition included as a component of consolidated net investment gains (losses) on the Condensed Consolidated Statements of Income and Comprehensive Income. See further discussion on the contingent consideration in Note 2.

(4) Represents the transaction-related costs, after-tax, associated with the acquisition of NORCAL. For the three and six months ended June 30, 2022 pre-tax transaction-related costs of approximately $0.7 million and $1.9 million, respectively, were included as a component of consolidated operating expense and the associated income tax benefit of approximately $0.2 million and $0.4 million, respectively, were included as a component of consolidated income tax benefit (expense) on the Condensed Consolidated Statements of Income and Comprehensive Income.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2023
The following table provides detailed information regarding ProAssurance's gross premiums earned by product as well as a reconciliation to net premiums earned. All gross premiums earned are from external customers except as noted. ProAssurance's insured risks are primarily within the U.S.

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2023	2022	2023	2022
Specialty P&C Segment
Gross premiums earned:
HCPL	$168,928	$165,496	$331,315	$341,043
Small Business Unit	25,931	26,188	52,005	52,726
Medical Technology Liability	10,610	9,968	21,156	19,968
Other	—	203	—	397
Ceded premiums earned	(26,567)	(18,308)	(46,231)	(32,620)
Segment net premiums earned	178,902	183,547	358,245	381,514

Workers' Compensation Insurance Segment
Gross premiums earned:
Traditional business	44,660	45,395	88,200	88,551
Alternative market business	17,484	18,126	35,110	36,004
Ceded premiums earned	(21,126)	(21,812)	(41,489)	(42,162)
Segment net premiums earned	41,018	41,709	81,821	82,393

Segregated Portfolio Cell Reinsurance Segment
Gross premiums earned:
Workers' compensation(1)	16,329	17,092	32,633	34,270
HCPL(2)	10,061	1,504	11,360	5,990
Ceded premiums earned	(2,296)	(2,374)	(4,599)	(4,724)
Segment net premiums earned	24,094	16,222	39,394	35,536

Lloyd's Syndicates Segment
Gross premiums earned:
Property and casualty	4,522	6,443	9,568	15,675
Ceded premiums earned	(674)	(650)	(1,379)	(2,136)
Segment net premiums earned	3,848	5,793	8,189	13,539

Consolidated net premiums earned	$247,862	$247,271	$487,649	$512,982
(1) Premium for all periods is assumed from the Workers' Compensation Insurance segment.
(2) Premium for all periods is assumed from the Specialty P&C segment.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2023
13. Benefit Plans
ProAssurance sponsors a defined benefit pension plan which covers substantially all NORCAL employees (except those that were previous employees of Medicus Insurance Company and FD Insurance Company, employees of PPM RRG as well as new hires after December 31, 2013). Benefits are based on years of service and the employee’s average of the highest five years of annual compensation. Annual contributions to the defined benefit pension plan are above the minimum funding standards outlined in the Employee Retirement Income Security Act of 1974, as amended. ProAssurance makes contributions to the defined benefit pension plan with the goal of ensuring that it is adequately funded to meet its future obligations. ProAssurance did not make any contributions to the pension plan during the three and six months ended June 30, 2023 and does not anticipate making any contributions for the remainder of 2023. The defined benefit pension plan no longer has future service accruals or compensation increases because this plan was frozen effective December 31, 2015. See Note 17 of the Notes to Consolidated Financial Statements in ProAssurance's December 31, 2022 report on Form 10-K for more information regarding the defined benefit pension plan.
The components of the net periodic benefit cost (income) for the three and six months ended June 30, 2023 and 2022 were as follows:

($ in thousands)	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
Components of net periodic benefit cost (income):
Interest cost	$914	$720	$1,818	$1,431
Expected return on Plan assets	(884)	(1,001)	(1,758)	(1,990)
Total net periodic benefit cost (income)*	$30	$(281)	$60	$(559)
*Net periodic benefit cost (income) is included as a component of operating expense on the Condensed Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2023 and 2022.

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
•Income taxes
Goodwill / Intangibles
In accordance with GAAP, goodwill and intangible assets are tested for impairment annually or more frequently if circumstances indicate an impairment may have occurred. The date of our annual impairment testing is October 1. For our last annual impairment test at October 1 2022, we performed quantitative assessments that supported a conclusion that the fair value of all of the reporting units with goodwill exceeded their carrying value.
Impairment of goodwill is tested at the reporting unit level, which is consistent with our reportable segments identified in Note 12 of the Notes to Condensed Consolidated Financial Statements. Of the five reporting units, two have goodwill: Workers' Compensation Insurance and Segregated Portfolio Cell Reinsurance.
During the second quarter of 2023, we performed a quantitative goodwill impairment assessment on our Workers' Compensation Insurance reporting unit as of June 30, 2023, due to market conditions impacting that reporting unit's actual and projected results along with a broader decline in our stock price that occurred for a sustained period of time during the second quarter of 2023. We also estimated the fair value of our Segregated Portfolio Cell Reinsurance reporting unit for purposes of reconciling to our market capitalization, which indicated that the fair value of the reporting unit significantly exceeded the carrying amount.

For the interim impairment assessment performed on June 30, 2023, management estimated the fair value of the Workers' Compensation Insurance reporting unit using both an income approach and a market approach based on the valuation methodologies and process for developing assumptions discussed in our Critical Accounting Estimates section in Item 7 of our December 31, 2022 report on Form 10-K under the heading "Goodwill / Intangibles." To corroborate the reporting unit's valuation, the Company performed a reconciliation of the estimate of the aggregate fair value of all reporting units to ProAssurance's market capitalization, including consideration of a control premium. As a result of the quantitative assessment, management concluded that the fair value of the Workers' Compensation Insurance reporting unit exceeded the carrying value as of the testing date by approximately 3%; therefore, goodwill was not impaired. Continued market conditions that have, or could reasonably be expected to have, additional negative impacts on our actual and projected results could necessitate additional impairment testing in the future, which could result in future goodwill impairments. No goodwill impairment was recorded during the second quarter of 2023. Furthermore, the analysis of certain of our definite and indefinite lived intangible assets indicated no impairment at June 30, 2023. Additional information regarding our goodwill and intangible assets is included in Note 1 and Note 7 of the Notes to Consolidated Financial Statements included in ProAssurance's December 31, 2022 report on Form 10-K.
Estimation of Taxes / Tax Credits
For interim periods, we generally utilize the estimated annual effective tax rate method under which we determine our provision (benefit) for income taxes based on the current estimate of our annual effective tax rate. For the three and six months ended June 30, 2023, we utilized the estimated annual effective tax rate method. Under the estimated annual effective tax rate method, items which are unusual, infrequent, or that cannot be reliably estimated are considered in the effective tax rate in the period in which the item is included in income and are referred to as discrete items. For the three and six months ended June 30, 2022, we utilized the discrete effective tax rate method for recording income taxes after the estimated annual effective tax rate method produced an unreliable estimated annual effective tax rate. See further discussion on this method in the Critical Accounting Estimates section under the heading "Estimation of Taxes/Tax Credits" of our June 30, 2022 report on Form 10-Q. In calculating our year-to-date income tax expense (benefit), we include the estimated benefit of tax credits for the year-to-date period based on the most recently available information provided by the tax credit partnerships; the actual amounts of credits provided by the tax credit partnerships may prove to be different than our estimates. The effect of such a difference is recognized in the period identified.
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
During the three and six months ended June 30, 2023, we recorded a $2.0 million and $4.0 million decrease to the contingent consideration liability, respectively. The decrease recorded during the three and six months ended June 30, 2023 is comprised of $2.0 million and $3.0 million, respectively, related to the remeasurement of the liability to fair value at June 30, 2023, and is reflected as a component of net investment gains (losses). The decrease recorded during the six months ended June 30, 2023, also includes $1 million related to the impact of $7.5 million of unfavorable development recognized in the first quarter of 2023 on NORCAL's reserves related to accident year's 2020 and prior and is reflected as a component of operating expenses. See further discussion that follows under the heading Results of Operations.
Accounting Changes
We did not have any change in accounting estimate or policy that had a material effect on our results of operations or financial position during the six months ended June 30, 2023. We are not aware of any accounting changes not yet adopted as of June 30, 2023 that could have a material impact on our results of operations, financial position or cash flows.

Liquidity and Capital Resources and Financial Condition
Overview
ProAssurance Corporation is a holding company and is a legal entity separate and distinct from its subsidiaries. As a holding company, our principal source of external revenue is our investment revenues. In addition, dividends from our operating subsidiaries represent another source of funds for our obligations, including debt service and shareholder dividends, if declared. We also charge our operating subsidiaries within our Specialty P&C and Workers' Compensation Insurance segments a management fee based on the extent to which services are provided to the subsidiary and the amount of gross premium written by the subsidiary. At June 30, 2023, we held cash and liquid investments of approximately $57 million outside our insurance subsidiaries that were available for use without regulatory approval or other restriction. We also have $250 million in permitted borrowings available under our Revolving Credit Agreement as well as the possibility of a $50 million accordion feature, if successfully subscribed. On April 28, 2023, we executed an amendment to the Revolving Credit Agreement, which includes an additional $125 million delayed draw Term Loan. We intend to draw $125 million on the Revolving Credit Agreement and fund the $125 million Term Loan to refinance our Senior Notes that mature November 2023. See further information regarding the amended Revolving Credit Agreement and Term Loan in Note 7 of the Notes to Condensed Consolidated Financial Statements. As of August 3, 2023, no borrowings were outstanding under our amended Revolving Credit Agreement.
To date, during 2023, our operating subsidiaries have paid dividends to us of approximately $16 million, all of which were paid in July 2023. Dividends paid in July 2023 have not been included in our cash and liquid investments held outside of insurance subsidiaries at June 30, 2023. Excluding the dividends paid in July 2023, our insurance subsidiaries, in the aggregate, are permitted to pay dividends of approximately $133 million over the remainder of 2023 without prior approval of state insurance regulators. However, the payment of any dividend requires prior notice to the insurance regulator in the state of domicile, and the regulator may reduce or prevent the dividend if, in its judgment, payment of the dividend would have an adverse effect on the surplus of the insurance subsidiary. We make the decision to pay dividends from an insurance subsidiary based on the capital needs of that subsidiary and may pay less than the permitted dividend or may also request permission to pay an additional amount (an extraordinary dividend).

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

Cash Flows
Cash flows between periods compare as follows:

	Six Months Ended June 30
(In thousands)	2023	2022	Change
Net cash provided (used) by:
Operating activities	$(61,842)	$(3,671)	$(58,171)
Investing activities	105,926	(91,113)	197,039
Financing activities	(28,009)	(13,986)	(14,023)
Increase (decrease) in cash and cash equivalents	$16,075	$(108,770)	$124,845
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
The decrease in operating cash flows of $58.2 million for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 was primarily due to:
•A decrease in net premium receipts of $61.0 million primarily driven by our Specialty P&C segment due to an increase in cash paid to reinsurers primarily associated with our excess of loss reinsurance arrangements and a decrease in premium receipts due to the competitive market conditions on terms and pricing. In addition, the decrease in net premium receipts reflected our ceased participation in Syndicate 6131 for the 2022 underwriting year.
•An increase in paid losses of $26.0 million driven by our Specialty P&C segment primarily due to a higher number of claims resolved with large indemnity payments as compared to the prior year period, as claim costs in our HCPL line of business are pressured by social inflation and higher than anticipated loss severity trends.
•A decrease in cash received from investment income of $3.3 million driven by a decrease in distributed earnings and redemptions from our portfolio of investments in LPs/LLCs.
The decrease in operating cash flows was partially offset by:
•A decrease in cash paid for operating expenses of $18.8 million driven by the prior year impact of the termination of deferred compensation arrangements assumed in the NORCAL acquisition during the first quarter of 2022 totaling approximately $13.2 million and, to a lesser extent, a timing difference related to a decrease in agency commissions in our Specialty P&C segment. See further discussion of NORCAL's deferred compensation arrangements in Note 3 to the Notes to Consolidated Financial Statements in our December 31, 2022 report on Form 10-K.
•The effect of a tax refund of approximately $11.7 million which we received in February 2023 (see additional discussion within this section under the heading "Taxes" that follows).
The remaining variance in operating cash flows for the six months ended June 30, 2023 as compared to the same period of 2022 was composed of individually insignificant components.
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
Our financing cash flows are primarily comprised of share repurchases and dividend payments to our stockholders.

Taxes
We are subject to the tax laws and regulations of the U.S., Cayman Islands and U.K. We file a consolidated U.S. federal income tax return that includes the parent company and its U.S. subsidiaries, except for ProAssurance American Mutual, A Risk Retention Group. Our filing obligations include a requirement to make quarterly payments of estimated taxes to the IRS using the corporate tax rate effective for the tax year. We did not make any quarterly estimated tax payments during the three and six months ended June 30, 2023 as we expect NOL carryforwards to offset any income taxes due. During the second quarter of 2022, we made a nominal safe harbor quarterly estimated tax payment and also made an income tax extension payment of $1.1 million for the 2021 tax year.
As a result of the CARES Act that was signed into law on March 27, 2020, we were permitted to carryback NOLs generated in tax years 2019 and 2020 for up to five years. See further discussion in the Critical Accounting Estimates section under the heading "U.S. Tax Legislation" and Note 6 of the Notes to Consolidated Financial Statements in our December 31, 2022 report on Form 10-K. We generated an NOL of approximately $33.3 million from the 2020 tax year that was carried back to the 2015 tax year that resulted in a tax refund of approximately $11.7 million which was received in February 2023. In addition, the CARES Act included the initial version of the ERC which was extended and expanded in December 2020 and March 2021. See further discussion of the ERC in Note 1 of the Notes to Condensed Consolidated Financial Statements. As an eligible employer under the provisions of the CARES Act, NORCAL filed a claim for a payroll tax refund of approximately $3.8 million during the second quarter of 2023, based on eligible wages paid during 2020.
As a result of the NORCAL acquisition, we have U.S. federal NOL carryforwards, which were approximately $32.3 million as of June 30, 2023. These NOL carryforwards are subject to limitation by Internal Revenue Code Section 382 and will begin to expire in 2035. For additional information on the NORCAL acquisition see Note 2 of the Notes to Consolidated Financial Statements in our December 31, 2022 report on Form 10-K.

Investing Activities and Related Cash Flows
Our investments at June 30, 2023 and December 31, 2022 are comprised as follows:

	June 30, 2023		December 31, 2022
($ in thousands)	Carrying Value	% of Total Investment	Carrying Value	% of Total Investment
Fixed maturities, available-for-sale
U.S. Treasury obligations	$230,214	5%	$221,608	5%
U.S. Government-sponsored enterprise obligations	18,863	1%	19,934	1%
State and municipal bonds	440,231	10%	439,450	10%
Corporate debt	1,689,179	39%	1,781,452	41%
Residential mortgage-backed securities	376,551	9%	389,540	8%
Commercial mortgage-backed securities	198,776	5%	203,794	5%
Other asset-backed securities	398,517	9%	416,694	9%
Total fixed maturities, available-for-sale	3,352,331	78%	3,472,472	79%
Fixed maturities, trading	45,732	1%	43,434	1%
Total fixed maturities	3,398,063	79%	3,515,906	80%

Equity investments(1)	149,529	3%	143,738	3%
Short-term investments	315,581	7%	245,313	6%
BOLI	80,930	2%	81,746	2%
Investment in unconsolidated subsidiaries	306,027	7%	305,210	7%
Other investments	65,287	2%	95,770	2%
Total investments	$4,315,417	100%	$4,387,683	100%
(1) Includes $113.2 million and $112.1 million of investment grade bond funds as of June 30, 2023 and December 31, 2022, respectively, which are not subject to significant equity price risk.
At June 30, 2023, 99% of our investments in available-for-sale fixed maturity securities were rated and the average rating was A+. The distribution of our investments in available-for-sale fixed maturity securities by rating were as follows:

	June 30, 2023		December 31, 2022
($ in thousands)	Carrying Value	% of Total Investment	Carrying Value	% of Total Investment
Rating*
AAA	$981,442	29%	$1,008,230	29%
AA+	111,357	3%	113,659	3%
AA	205,775	6%	210,247	6%
AA-	180,069	5%	190,106	5%
A+	273,215	8%	264,950	8%
A	400,317	12%	432,442	12%
A-	343,807	10%	345,671	10%
BBB+	194,162	6%	213,794	6%
BBB	300,643	9%	305,987	9%
BBB-	128,872	4%	137,596	4%
Below investment grade	231,507	7%	249,400	7%
Not rated	1,165	1%	390	1%
Total	$3,352,331	100%	$3,472,472	100%
*Average of three NRSRO sources, presented as an S&P equivalent. Source: S&P, Copyright ©2023, S&P Global Market Intelligence

A detailed listing of our investment holdings as of June 30, 2023 is located under the Financial Information heading on the Investor Relations page of our website which can be reached directly at https://investor.proassurance.com/financial-information/quarterly-investment-supplements/default.aspx or through links from the Investor Relations section of our website, investor.proassurance.com.
We manage our investments to ensure that we will have sufficient liquidity to meet our obligations, taking into consideration the timing of cash flows from our investments, including interest payments, dividends and principal payments, as well as the expected cash flows to be generated or used by our operations. In addition to the interest and dividends we will receive from our investments, we anticipate that between $90 million and $140 million of our portfolio will mature (or be paid down) each quarter over the next twelve months and become available, if needed, to meet our cash flow requirements. In response to higher severity trends and an increase in paid losses in our HCPL line of business, we have reduced the rate of reinvestment of these cash flows in order to allow for additional cash availability. The primary outflow of cash at our insurance subsidiaries is related to paid losses and operating costs, including income taxes. The payment of individual claims cannot be predicted with certainty; therefore, we rely upon the history of paid claims in estimating the timing of future claims payments with consideration to current and anticipated industry trends and macroeconomic conditions. To the extent that we may have an unanticipated shortfall in cash, we may either liquidate securities or borrow funds under existing borrowing arrangements through our Revolving Credit Agreement and the FHLB system. Permitted borrowings under our Revolving Credit Agreement are $250 million with the possibility of an additional $50 million accordion feature, if successfully subscribed. On April 28, 2023, we executed an amendment to the Revolving Credit Agreement, which includes an additional $125 million delayed draw Term Loan. We intend to draw $125 million on the Revolving Credit Agreement and fund the $125 million Term Loan to refinance our Senior Notes that mature November 2023. Given the duration of our investments, we do not foresee a shortfall that would require us to meet operating cash needs through additional borrowings. Additional information regarding our Revolving Credit Agreement is detailed in Note 7 of the Notes to Condensed Consolidated Financial Statements.
At June 30, 2023, our FAL was comprised of fixed maturity securities with a fair value of $18.7 million and cash and cash equivalents of $0.6 million deposited with Lloyd's. During the second quarter of 2023, we received a return of approximately $4.1 million of cash from our FAL balances related to the settlement of our participation in the results of Syndicate 1729 and Syndicate 6131 for the 2020 underwriting year. See further discussion in Note 3 of the Notes to Condensed Consolidated Financial Statements.
Our investment portfolio continues to be primarily composed of high quality fixed income securities with approximately 92% of our fixed maturities being investment grade securities as determined by national rating agencies. The weighted average effective duration of our fixed maturity securities at June 30, 2023 was 3.34 years; the weighted average effective duration of our fixed maturity securities combined with our short-term securities was 3.06 years.
The carrying value and unfunded commitments for certain of our investments were as follows:

	Carrying Value		June 30, 2023
($ in thousands, except expected funding period)	June 30, 2023	December 31, 2022	Unfunded Commitment	Expected funding period in years
Qualified affordable housing project tax credit partnerships (1)	$1,216	$4,088	$133	4
All other investments, primarily investment fund LPs/LLCs	304,811	301,122	109,154	4
Total	$306,027	$305,210	$109,287
(1) The carrying value reflects our total commitments (both funded and unfunded) to the partnerships, less any amortization, since our initial investment. We fund these investments based on funding schedules maintained by the partnerships.

Investment fund LPs/LLCs are by nature less liquid and may involve more risk than other investments. We manage our risk through diversification of asset class and geographic location. At June 30, 2023, we had investments in 32 separate investment funds with a total carrying value of $304.8 million which represented approximately 7% of our total investments. Our investment fund LPs/LLCs generate earnings from trading portfolios, secured debt, debt securities, multi-strategy funds and private equity investments, and the performance of these LPs/LLCs is affected by the volatility of equity and credit markets. For our investments in LPs/LLCs, we record our allocable portion of the partnership operating income or loss as the results of the LPs/LLCs become available, typically following the end of a reporting period.

Treasury Shares
We repurchased approximately 1.4 million common shares at a cost of approximately $20.0 million, conducted through a 10b5-1 stock repurchase plan during the second quarter of 2023. We did not repurchase any shares during the six months ended June 30, 2022. In July 2023, we repurchased approximately 0.7 million common shares at a cost of approximately $10.3 million conducted through a 10b5-1 stock repurchase plan, and as of August 8, 2023, our remaining Board authorization was approximately $76.1 million.
Shareholder Dividends
Our Board declared quarterly cash dividends of $0.05 per share during the first quarter of 2023 and each of the first and second quarters of 2022, each of which was paid in the following quarter. The Board continually evaluates how best to return capital to shareholders. In light of the price range in which our stock traded in the second quarter of 2023, the Board decided to suspend payment of a quarterly cash dividend. Instead, we used available capital to repurchase shares pursuant to the existing share repurchase authorization. Any decision to pay future cash dividends is subject to the Board’s final determination after a comprehensive review of financial performance, future expectations and other factors deemed relevant by the Board.
Debt
Our debt less unamortized debt issuance costs at June 30, 2023 is $426 million and is comprised of Senior Notes, Contribution Certificates and a Revolving Credit Agreement.
At June 30, 2023 our debt included $250 million of outstanding unsecured Senior Notes. The notes bear interest at 5.3% annually and are due in November 2023, although they may be redeemed in whole or part prior to maturity. There are no financial covenants associated with these notes.
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
On April 28, 2023, we executed an amendment to the Revolving Credit Agreement, which extended the expiration from November 2024 to April 2028 and includes an additional $125 million delayed draw Term Loan. The amended Revolving Credit Agreement may be used for general corporate purposes, including, but not limited to, short-term working capital, share repurchases as authorized by the Board and support for other activities. Our amended Revolving Credit Agreement permits borrowings of up to $250 million as well as the possibility of a $50 million accordion feature, if successfully subscribed. The Term Loan is available to be drawn up to $125 million during a five year period after closing, subject to customary borrowing conditions. We intend to draw on the Revolving Credit Agreement, including the Term Loan, to refinance our Senior Notes that mature November 2023. As of June 30, 2023, there were no outstanding borrowings on our amended Revolving Credit Agreement; we are in compliance with the financial covenants of the amended Revolving Credit Agreement.
Additional information regarding our debt is provided in Note 7 of the Notes to Condensed Consolidated Financial Statements.
To manage our exposure to interest rate risk due to variability in the base rate on borrowings under the amended Revolving Credit Agreement and Term Loan, we entered into two forward-starting interest rate swap agreements ("Interest Rate Swaps") on May 2, 2023, each with an effective date of December 29, 2023 and maturity date of March 31, 2028. Additional information regarding our Interest Rate Swaps is provided in Note 1 and Note 8 of the Notes to Condensed Consolidated Financial Statements.
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

Results of Operations – Three and Six Months Ended June 30, 2023 Compared to Three and Six Months Ended June 30, 2022
Selected consolidated financial data for each period is summarized in the table below.

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands, except per share data)	2023	2022	Change		2023	2022	Change
Revenues:
Net premiums written	$214,046	$210,151	$3,895		$498,955	$521,066	$(22,111)
Net premiums earned	$247,862	$247,271	$591		$487,649	$512,982	$(25,333)
Net investment result	38,282	27,124	11,158		67,471	55,186	12,285
Net investment gains (losses)	2,946	(23,884)	26,830		5,858	(37,390)	43,248
Other income	2,741	5,314	(2,573)		3,528	8,119	(4,591)
Total revenues	291,831	255,825	36,006		564,506	538,897	25,609

Expenses:
Net losses and loss adjustment expenses	191,058	177,670	13,388		396,354	387,093	9,261
Underwriting, policy acquisition and operating expenses	76,976	77,333	(357)		144,764	149,109	(4,345)
SPC U.S. federal income tax expense	994	349	645		1,526	991	535
SPC dividend expense (income)	3,747	(854)	4,601		5,689	1,513	4,176
Interest expense	5,502	4,919	583		10,965	9,360	1,605
Total expenses	278,277	259,417	18,860		559,298	548,066	11,232
Income (loss) before income taxes	13,554	(3,592)	17,146		5,208	(9,169)	14,377
Income tax expense (benefit)	2,927	(1,933)	4,860		755	(3,950)	4,705
Net income (loss)	$10,627	$(1,659)	$12,286		$4,453	$(5,219)	$9,672
Non-GAAP operating income (loss)	$8,562	$16,328	$(7,766)		$490	$24,008	$(23,518)
Earnings (loss) per share:
Basic	$0.20	$(0.03)	$0.23		$0.08	$(0.10)	$0.18
Diluted	$0.20	$(0.03)	$0.23		$0.08	$(0.10)	$0.18
Non-GAAP operating income (loss) per share:
Basic	$0.16	$0.30	$(0.14)		$0.01	$0.44	$(0.43)
Diluted	$0.16	$0.30	$(0.14)		$0.01	$0.44	$(0.43)
Net loss ratio	77.1%	71.9%	5.2	pts	81.3%	75.5%	5.8	pts
Underwriting expense ratio	31.1%	31.3%	(0.2	pts)	29.7%	29.1%	0.6	pts
Combined ratio	108.2%	103.2%	5.0	pts	111.0%	104.6%	6.4	pts
Operating ratio	95.4%	94.3%	1.1	pts	98.3%	96.3%	2.0	pts
Effective tax rate	21.6%	53.8%	(32.2	pts)	14.5%	43.1%	(28.6	pts)
Return on equity*	3.2%	(0.4%)	3.6	pts	0.5%	(0.7%)	1.2	pts
Non-GAAP operating return on equity*	3.0%	5.3%	(2.3	pts)	0.1%	3.7%	(3.6	pts)

*Annualized. See further discussion on this calculation in the Executive Summary of Operations section under the heading "Non-GAAP Operating ROE."
In all tables that follow, the abbreviation "nm" indicates that the information or the percentage change is not meaningful.

Executive Summary of Operations
The following sections provide an overview of our consolidated and segment results of operations for the three and six months ended June 30, 2023 as compared to the three and six months ended June 30, 2022. See the Segment Results sections that follow for additional information regarding each segment's results.
Revenues
The following table shows our consolidated and segment net premiums earned:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2023	2022	Change		2023	2022	Change
Net premiums earned
Specialty P&C	$178,902	$183,547	$(4,645)	(2.5%)	$358,245	$381,514	$(23,269)	(6.1%)
Workers' Compensation Insurance	41,018	41,709	(691)	(1.7%)	81,821	82,393	(572)	(0.7%)
Segregated Portfolio Cell Reinsurance	24,094	16,222	7,872	48.5%	39,394	35,536	3,858	10.9%
Lloyd's Syndicates	3,848	5,793	(1,945)	(33.6%)	8,189	13,539	(5,350)	(39.5%)
Consolidated total	$247,862	$247,271	$591	0.2%	$487,649	$512,982	$(25,333)	(4.9%)
Our consolidated net premiums earned remained relatively unchanged for the three months ended June 30, 2023 and decreased $25.3 million for the six months ended June 30, 2023 as compared to the same respective periods of 2022.
•For our Specialty P&C segment, net premiums earned decreased during the 2023 three- and six-month periods as compared to the same respective periods of 2022 driven by the pro rata effect of a decrease in the volume of premium written during the preceding twelve months due to our process of evaluating the NORCAL book of business and implementing ProAssurance's underwriting strategies. Additionally, net premiums earned also reflected adjustments made during the first quarter of 2023 and second quarter of 2022 which increased ceded premiums owed under our swing rated reinsurance arrangements related to prior accident year losses; no such adjustment was made during the current period.
•The decrease in our Lloyd's Syndicates segment for the three and six months ended June 30, 2023 was due to the pro rata effect of a reduction in net premiums written during the preceding twelve months.
•For our Workers' Compensation Insurance segment, net premiums earned decreased for the 2023 three- and six-month periods as compared to the same respective periods of 2022 driven by the continuation of competitive market conditions, partially offset by an increase in the carried EBUB estimate of $1.9 million and $2.9 million, respectively.
•Net premiums earned in our Segregated Portfolio Cell Reinsurance segment increased for the 2023 three- and six-month periods as compared to the same respective periods of 2022 driven by the impact of tail coverage premiums primarily related to one program in which we do not participate in the underwriting results, which resulted in $7.9 million of one-time premium written and fully earned during the second quarter of 2023.

The following table shows our consolidated net investment result:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2023	2022	Change		2023	2022	Change
Net investment income	$31,650	$21,944	$9,706	44.2%	$61,960	$42,387	$19,573	46.2%
Equity in earnings (loss) of unconsolidated subsidiaries*	6,632	5,180	1,452	28.0%	5,511	12,799	(7,288)	(56.9%)
Net investment result	$38,282	$27,124	$11,158	41.1%	$67,471	$55,186	$12,285	22.3%
*Equity in earnings (loss) of unconsolidated subsidiaries includes our share of the operating results of interests we hold in certain LPs/LLCs as well as operating losses associated with our tax credit partnership investments, which are designed to generate returns in the form of tax credits and tax-deductible project operating losses.

The increase in our consolidated net investment income for the three and six months ended June 30, 2023 as compared to the same respective periods of 2022 reflected higher average book yields as we continue to reinvest at higher rates as our portfolio matures. Equity in earnings of unconsolidated subsidiaries increased for the three months ended June 30, 2023 as compared to the same period of 2022 primarily due to the performance of two LPs, which are generally reported to us on a one-quarter lag, and reflected higher market valuations during the fourth quarter of 2022 and first quarter of 2023. The decrease in equity in earnings of unconsolidated subsidiaries for the six months ended June 30, 2023 as compared to the same period of 2022 was driven by the performance of one LP, which was reported to us on a one-quarter lag, and reflected lower market valuations during the fourth quarter of 2022, partially offset by lower amortization of tax credit partnership operating losses.
The following table shows our total consolidated net investment gains (losses):

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2023	2022	Change		2023	2022	Change
Net impairment losses recognized in earnings	$(43)	$(553)	$510	(92.2%)	$(2,976)	$(553)	$(2,423)	438.2%
Other net investment gains (losses)(1)	2,989	(23,331)	26,320	112.8%	8,834	(36,837)	45,671	124.0%
Net investment gains (losses)	$2,946	$(23,884)	$26,830	112.3%	$5,858	$(37,390)	$43,248	115.7%
(1) Consolidated other net investment gains (losses) in the three and six months ended June 30, 2023 include gains of $2.0 million and $3.0 million, respectively, reflecting the change in the fair value of contingent consideration issued in connection with the NORCAL acquisition (see Note 2 of the Notes to Consolidated Financial Statements in our December 31, 2022 report on Form 10-K for additional information on the NORCAL acquisition). We do not consider these adjustments in assessing the financial performance of any of our operating or reportable segments and therefore, we have excluded them from the Segment Results sections that follow.

For the three and six months ended June 30, 2023, we recognized a nominal amount and $3.0 million of credit-related impairment losses in earnings, respectively, related to two corporate bonds in the financial sector. For the three and six months ended June 30, 2022 we recognized credit-related impairment losses of $0.6 million and non-credit impairments in OCI of $0.4 million related to a corporate bond in the consumer sector. Additional information regarding investment impairment losses is provided in Note 3 of the Notes to Condensed Consolidated Financial Statements.
We recognized $2.9 million and $5.9 million of net investment gains for the three and six months ended June 30, 2023, respectively, driven by unrealized holding gains resulting from changes in the fair value of our convertible securities, the remeasurement of the contingent consideration liability and, to a lesser extent, death benefit proceeds from a BOLI contract, partially offset by realized losses on the sale of certain other investments. We recognized $23.9 million and $37.4 million of net investment losses for the three and six months ended June 30, 2022, respectively, driven by unrealized holding losses resulting from changes in the fair value of our equity investments.

The following table shows our consolidated other income:

	Three Months Ended June 30, 2023				Six Months Ended June 30, 2023
($ in thousands)	2023	2022	Change		2023	2022	Change
Other income	$2,741	$5,314	$(2,573)	(48.4%)	$3,528	$8,119	$(4,591)	(56.5%)
The decrease in consolidated other income for the 2023 three- and six-month periods was driven by the effect of foreign currency exchange rate losses recognized during the first half of 2023 as compared to foreign currency exchange rate gains recognized during the prior year periods. These foreign currency exchange rate changes resulted in a $2.9 million and $5.2 million decrease for the 2023 three- and six-month periods, respectively, in other income as compared to the same respective periods of 2022 and are related to foreign currency denominated loss reserves associated with premium assumed from an international medical professional liability insured in our Specialty P&C segment. We mitigate foreign exchange exposure by generally matching the currency and duration of associated investments to the corresponding loss reserves. In accordance with GAAP, the impact on the market value of available-for-sale fixed maturities due to changes in foreign currency exchange rates is reflected as part of OCI. Conversely, the impact of changes in foreign currency exchange rates on loss reserves is reflected through net income (loss) as a component of other income. The effect of exchange rate changes on foreign currency denominated loss reserves are reported in our Corporate segment to be consistent with the reporting of the foreign currency denominated invested assets and associated investment income.
Expenses
The following table shows our consolidated and segment net loss ratios and net prior accident year reserve development.

	Three Months Ended June 30				Six Months Ended June 30
($ in millions)	2023	2022	Change		2023	2022	Change
Current accident year net loss ratio
Consolidated ratio	79.6%	79.5%	0.1	pts	81.1%	80.2%	0.9	pts
Specialty P&C	84.7%	84.1%	0.6	pts	86.0%	85.0%	1.0	pts
Workers' Compensation Insurance	72.6%	71.8%	0.8	pts	72.6%	71.8%	0.8	pts
Segregated Portfolio Cell Reinsurance	62.9%	70.7%	(7.8	pts)	63.7%	67.3%	(3.6	pts)
Lloyd's Syndicates	23.8%	14.1%	9.7	pts	38.4%	29.9%	8.5	pts
Calendar year net loss ratio
Consolidated ratio	77.1%	71.9%	5.2	pts	81.3%	75.5%	5.8	pts
Specialty P&C	81.1%	74.6%	6.5	pts	86.3%	79.4%	6.9	pts
Workers' Compensation Insurance	72.6%	67.0%	5.6	pts	74.1%	66.9%	7.2	pts
Segregated Portfolio Cell Reinsurance	57.3%	57.2%	0.1	pts	56.5%	58.4%	(1.9	pts)
Lloyd's Syndicates	63.3%	59.5%	3.8	pts	53.9%	60.7%	(6.8	pts)
Favorable (unfavorable) reserve development, prior accident years
Consolidated	$6.3	$19.0	$(12.7)		$(0.7)	$24.3	$(25.0)
Specialty P&C	$6.5	$17.4	$(10.9)		$(1.1)	$21.3	$(22.4)
Workers' Compensation Insurance	$—	$2.0	$(2.0)		$(1.2)	$4.0	$(5.2)
Segregated Portfolio Cell Reinsurance	$1.3	$2.2	$(0.9)		$2.9	$3.2	$(0.3)
Lloyd's Syndicates	$(1.5)	$(2.6)	$1.1		$(1.3)	$(4.2)	$2.9

The primary drivers of the change in our consolidated current accident year net loss ratios for the three and six months ended June 30, 2023 as compared to the same respective periods of 2022 were as follows:

Increase (Decrease) 2023 versus 2022
(In percentage points)	Comparative three-month periods	Comparative six-month periods
Estimated ratio increase (decrease) attributable to:
NORCAL Acquisition - Purchase Accounting Amortization	1.0 pts	1.0 pts
Ceded Premium Adjustments, Prior Accident Years	(1.2 pts)	(0.1 pts)
All other, net	0.3 pts	— pts
Increase in the consolidated current accident year net loss ratio	0.1 pts	0.9 pts
•Excluding the impact of the items specifically identified in the table above, our consolidated current accident year net loss ratio for the three months ended June 30, 2023 increased 0.3 percentage points and was essentially unchanged for the six months ended June 30, 2023 as compared to the same respective periods of 2022. The increase in our consolidated current accident year net loss ratio for the three months ended June 30, 2023 reflected a higher current accident year net loss ratio in our Specialty P&C and Workers' Compensation Insurance segments.
◦The increase in the current accident year net loss ratio in our Specialty P&C segment for the three months ended June 30, 2023, excluding the impact of the items specifically identified in the table above, was driven by an increase to certain expected loss ratios in our HCPL line of business as we continue to observe higher than anticipated loss severity trends in select jurisdictions that started to emerge in the fourth quarter of 2022 and, to a lesser extent, changes in the mix of business, partially offset by a decrease to certain expected loss ratios in our HCPL line of business that we began recognizing in the second half of 2022.
◦The increase in the current accident year net loss ratio in our Workers' Compensation Insurance segment for the three months ended June 30, 2023 was driven by an increase in estimated losses within the AAD and, to a lesser extent, higher ULAE.
•As a result of our acquisition of NORCAL, our consolidated current accident year net loss ratios for the three and six months ended June 30, 2022 were impacted by the purchase accounting amortization of the negative VOBA associated with NORCAL's assumed unearned premium of $2.5 million and $4.9 million, respectively, which was recorded as a reduction to current accident year net losses in the prior year periods. As of June 30, 2022, the negative VOBA was fully amortized which resulted in a 1.0 percentage point increase in each of the 2023 three- and six-month periods ratios as compared to the prior year periods.
•During the first quarter of 2023 and second quarter of 2022, we increased our estimate of premiums owed under swing rated reinsurance agreements related to prior accident years in our Specialty P&C segment which decreased net premium earned (the denominator of the current accident year net loss ratio); however, the adjustment was greater in the prior year period as compared to 2023 and accounted for a 1.2 and 0.1 percentage point decrease in our consolidated 2023 three- and six-month periods ratio, respectively. No such adjustment was made during the 2023 three-month period. See the Segment Results - Specialty Property and Casualty section that follows under the heading "Ceded Premiums Written" for additional information.

In the 2023 three-month period, our consolidated calendar year net loss ratio was lower than our consolidated current accident year net loss ratio whereas our consolidated calendar year net loss ratio in the 2023 six-month period was higher than our consolidated current accident year net loss ratio due to the recognition of net unfavorable prior year reserve development, as shown in the previous table. For the 2022 three- and six-month periods, our consolidated calendar year net loss ratio was lower than our consolidated current accident year net loss ratio due to the recognition of net favorable prior year reserve development, as shown in the previous table. The following table shows the components of our consolidated net prior accident year reserve development:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2023	2022	Change		2023	2022	Change
Net favorable (unfavorable) reserve development	$3,824	$16,074	$(12,250)	(76.2%)	$(5,743)	$18,505	$(24,248)	(131.0%)
NORCAL Acquisition - Purchase Accounting Amortization*	2,510	2,900	(390)	(13.4%)	5,021	5,799	(778)	(13.4%)
Total net favorable (unfavorable) reserve development	$6,334	$18,974	$(12,640)	(66.6%)	$(722)	$24,304	$(25,026)	(103.0%)
*See Note 2 of the Notes to Consolidated Financial Statements in our December 31, 2022 report on Form 10-K for additional information on the remaining expected amortization of the NORCAL acquisition purchase accounting adjustments.

•The net favorable development recognized in our Specialty P&C segment during three months ended June 30, 2023 was due to lower than anticipated loss emergence in our Medical Technology Liability line of business, principally related to accident years 2014 through 2017.
•The loss environment in our HCPL line of business in our Specialty P&C segment continues to be challenging in some jurisdictions, as claim costs are pressured by social inflation and higher than anticipated loss severity trends which started to emerge in the fourth quarter of 2022. We are monitoring the impact that these trends have on our open case reserves and prior year development. During the first quarter of 2023, we strengthened case reserves related to four large claims resulting in net unfavorable development of $10.1 million recognized during the first quarter of 2023, $7.5 million of which related to NORCAL's accident years 2016 and 2020.
•For our Workers' Compensation Insurance segment, the net unfavorable development for the six months ended June 30, 2023 was primarily attributable to one large claim from the 1997 accident year.
•The net favorable development recognized in the Segregated Portfolio Cell Reinsurance segment during the three and six months ended June 30, 2023 reflected overall favorable trends in claim closing patterns primarily in accident years 2016 through 2020.
•We recognized $1.5 million and $1.3 million of unfavorable prior year development in our Lloyd's Syndicates segment during the three and six months ended June 30, 2023, respectively, driven by higher than expected losses and development on certain large claims, primarily catastrophe related losses.
Our consolidated and segment underwriting expense ratios were as follows:

	Three Months Ended June 30				Six Months Ended June 30
	2023	2022	Change		2023	2022	Change
Underwriting Expense Ratio
Consolidated (1)	31.1%	31.3%	(0.2	pts)	29.7%	29.1%	0.6	pts
Specialty P&C	26.5%	26.2%	0.3	pts	24.7%	23.8%	0.9	pts
Workers' Compensation Insurance	35.1%	32.8%	2.3	pts	33.5%	32.4%	1.1	pts
Segregated Portfolio Cell Reinsurance	27.1%	32.3%	(5.2	pts)	29.4%	27.0%	2.4	pts
Lloyd's Syndicates	37.3%	26.0%	11.3	pts	38.5%	31.2%	7.3	pts
Corporate (2)	3.3%	3.6%	(0.3	pts)	3.4%	3.5%	(0.1	pts)
(1) Consolidated underwriting expenses for the three and six months ended June 30, 2022 include $0.7 million and $1.9 million, respectively, of transaction-related costs associated with our acquisition of NORCAL that are not included in a segment as we do not consider these costs in assessing the financial performance of any of our operating or reportable segments. We did not incur any transaction-related costs during the three and six months ended June 30, 2023. See Note 12 of the Notes to Condensed Consolidated Financial Statements for a reconciliation of our segment results to our consolidated results.

(2) There are no net premiums earned associated with the Corporate segment. Ratios shown are the contribution of the Corporate segment to the consolidated ratio (Corporate operating expenses divided by consolidated net premiums earned).

The change in our consolidated underwriting expense ratios for the 2023 three- and six-month periods as compared to the same respective periods of 2022 was primarily attributable to the following:

Increase (Decrease) 2023 versus 2022
(In percentage points)	Comparative three-month periods	Comparative six-month periods
Estimated ratio increase (decrease) attributable to:
Change in Net Premiums Earned and DPAC amortization(1)	0.1 pts	0.6 pts
Employee Retention Credit	— pts	(0.8 pts)
Contingent Consideration Remeasurement Adjustment	— pts	(0.2 pts)
Transaction-related Costs(2)	(0.3 pts)	(0.3 pts)
Tail Premium(3)	(0.5 pts)	— pts
All other, net	0.5 pts	1.3 pts
Increase (decrease) in the underwriting expense ratio	(0.2 pts)	0.6 pts
(1) Excludes tail premium.
(2) See footnote 1 in the previous table for more information.
(3) Represents the effect of the change in premium earned from tail policies as there is typically minimal deferred acquisition costs associated with tail premium (see further discussion in the Segment Results - Specialty Property and Casualty and Segregated Portfolio Cell Reinsurance sections that follow).

•Excluding the impact of the items specifically identified in the table above, our consolidated underwriting expense ratios for the 2023 three- and six-month periods increased by 0.5 and 1.3 percentage points, respectively, as compared to the same respective periods of 2022. The increase in our consolidated underwriting expense ratios for the 2023 three- and six-month periods was driven by an increase in operating expenses in our Specialty P&C and Workers' Compensation Insurance segments due to an increase in compensation-related expenses and, to a lesser extent, travel-related expenses. The increase in the 2023 six-month period ratio also reflected the prior year impact of the decrease in our allowance for expected credit losses in our Segregated Portfolio Cell Reinsurance segment related to the collection of customer accounts that were previously written off.
•As shown in the previous table, our consolidated underwriting expense ratios for the 2023 three- and six-month periods reflected a decline in consolidated net premiums earned, excluding the impact of tail premium, which outpaced the change in consolidated DPAC amortization, driven by our Specialty P&C and Workers' Compensation Insurance segments, resulting in a 0.1 and 0.6 percentage point increase in our 2023 three- and six-month periods ratios, respectively, as compared to the same respective periods of 2022.
•As shown in the previous table, our consolidated underwriting expense ratio for the 2023 six-month period reflected the impact of a payroll tax refund of $3.8 million recognized in the first quarter of 2023 as a reduction to operating expenses in our Specialty P&C segment related to the employee retention credit available to us under the CARES Act, which resulted in a 0.8 percentage point decrease in our current period ratio. See additional discussion on the ERC in Note 1 of the Notes to Condensed Consolidated Financial Statements and previous discussion in the Liquidity section under the heading "Taxes."
•As shown in the previous table, our consolidated underwriting expense ratio for the 2023 six-month period reflected the impact of the remeasurement of the contingent consideration liability associated with the NORCAL acquisition, which resulted in a 0.2 percentage point decrease in our 2023 six-month period ratio. As previously discussed, we recognized $7.5 million of unfavorable development in the first quarter of 2023 on NORCAL's reserves related to accident year's 2020 and prior. Given the contingent consideration is dependent upon the after-tax development of those accident years, we factored in the unfavorable development in the remeasurement of the contingent consideration which resulted in a $1.0 million decrease to the liability. This $1.0 million decrease was recorded as a reduction to operating expenses in our Specialty P&C segment to be consistent with the reporting of changes in NORCAL's reserves. See further discussion on the contingent consideration in Note 2 and Note 6 of the Notes to Condensed Consolidated Financial Statements.

Taxes
Our consolidated provision for income taxes and effective tax rates for the six months ended June 30, 2023 and 2022 were as follows:

($ in thousands)	Six Months Ended June 30
	2023	2022	Change
Income (loss) before income taxes	$5,208	$(9,169)	$14,377	156.8%
Income tax expense (benefit)	755	(3,950)	4,705	119.1%
Net income (loss)	$4,453	$(5,219)	$9,672	185.3%
Effective tax rate	14.5%	43.1%	(28.6 pts)
We recognized income tax expense of $0.8 million and an income tax benefit of $3.9 million during the six months ended June 30, 2023 and 2022, respectively; however, the comparability of our effective tax rates is impacted by our use of the estimated annual effective tax rate method for the 2023 six-month period versus our use of the discrete effective tax rate method for the 2022 six-month period (see further discussion on these methods in the Critical Accounting Estimates section under the heading "Estimation of Taxes/Tax Credits").
Our effective tax rate for the 2023 six-month period was different from the statutory federal income tax rate of 21% primarily due to the estimated tax rate differential between our actual effective tax rate for the six months ended June 30, 2023 and our projected annual effective tax rate as of June 30, 2023 as calculated under the estimated annual effective tax rate method. Our effective tax rate for the 2022 six-month period was different from the statutory federal income tax rate of 21% primarily due to the benefit recognized from the tax credits transferred to us from our tax credit partnership investments. See further discussion of other notable items impacting our effective tax rate in the Segment Operating Results - Corporate section that follows under the heading "Taxes."
Operating Ratio
Our operating ratio is our combined ratio, less our investment income ratio. This ratio provides the combined effect of underwriting profitability and investment income. Our operating ratio for the three and six months ended June 30, 2023 and 2022 was as follows:

	Three Months Ended June 30				Six Months Ended June 30
	2023	2022	Change		2023	2022	Change
Combined ratio	108.2%	103.2%	5.0	pts	111.0%	104.6%	6.4	pts
Less: investment income ratio	12.8%	8.9%	3.9	pts	12.7%	8.3%	4.4	pts
Operating ratio	95.4%	94.3%	1.1	pts	98.3%	96.3%	2.0	pts

Combined ratio, excluding transaction-related costs*	108.2%	102.9%	5.3	pts	111.0%	104.3%	6.7	pts
*Our consolidated combined ratio for the 2022 three- and six-month periods includes $0.7 million and $1.9 million, respectively, of transaction-related costs included in consolidated operating expenses associated with our acquisition of NORCAL. We did not incur any transaction-related costs during the 2023 three- and six-month periods. Given these costs do not reflect normal operating expenses, we have excluded their impact from our calculation of the consolidated combined ratio presented above. See previous discussion under the heading "Expenses."

The primary drivers of the change in our operating ratios were as follows:

Increase (Decrease) 2023 versus 2022
(In percentage points)	Comparative three-month periods	Comparative six-month periods
Estimated ratio increase (decrease) attributable to:
Investment Results	(3.9 pts)	(4.4 pts)
Employee Retention Credit	— pts	(0.8 pts)
Contingent Consideration Remeasurement Adjustment	— pts	(0.2 pts)
Transaction-related Costs	(0.3 pts)	(0.3 pts)
Change in Prior Accident Year Reserve Development	4.9 pts	4.7 pts
Change in Net Premiums Earned and DPAC amortization	0.1 pts	0.7 pts
NORCAL Acquisition - Purchase Accounting Amortization(1)	1.2 pts	1.2 pts
Ceded Premium Adjustment, Prior Accident Years	(1.2 pts)	(0.1 pts)
All other, net	0.3 pts	1.2 pts
Increase in the operating ratio	1.1 pts	2.0 pts
(1) Includes the impact of purchase accounting amortization on current accident year net losses and prior accident year reserve development. See Note 2 of the Notes to Consolidated Financial Statements in our December 31, 2022 report on Form 10-K for additional information on the remaining expected amortization of the NORCAL acquisition purchase accounting adjustments.

Excluding the impact of the items specifically identified in the table above, our operating ratio for the 2023 three-month period remained relatively unchanged and increased 1.2 percentage points for the 2023 six-month period as compared to the same respective periods of 2022. The increase in our operating ratio for the 2023 six-month period was driven by an increase in our consolidated underwriting expense ratio. See previous discussion in this section under the heading "Expenses" and further discussion in our Segment Operating Results sections that follow.

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
The following table is a reconciliation of net income (loss) to Non-GAAP operating income (loss):

	Three Months Ended June 30		Six Months Ended June 30
(In thousands, except per share data)	2023	2022	2023	2022
Net income (loss)	$10,627	$(1,659)	$4,453	$(5,219)
Items excluded in the calculation of Non-GAAP operating income (loss):
Net investment (gains) losses(1)	(2,946)	23,884	(5,858)	37,390
Net investment gains (losses) attributable to SPCs which no profit/loss is retained (2)	939	(2,198)	1,852	(2,800)
Transaction-related costs (3)	—	685	—	1,862
Guaranty fund assessments (recoupments)	1	113	(74)	125
Pre-tax effect of exclusions	(2,006)	22,484	(4,080)	36,577
Tax effect, at 21% (4)	(59)	(4,497)	117	(7,350)
After-tax effect of exclusions	(2,065)	17,987	(3,963)	29,227
Non-GAAP operating income (loss)	$8,562	$16,328	$490	$24,008
Per diluted common share:
Net income (loss)	$0.20	$(0.03)	$0.08	$(0.10)
Effect of exclusions	(0.04)	0.33	(0.07)	0.54
Non-GAAP operating income (loss) per diluted common share	$0.16	$0.30	$0.01	$0.44
(1) Net investment gains (losses) for the three and six months ended June 30, 2023 include gains of $2.0 million and $3.0 million related to the change in the fair value of contingent consideration issued in connection with the NORCAL acquisition, respectively. We have excluded this adjustment as it does not reflect normal operating results. See further discussion around the contingent consideration in Note 2 of the Notes to Condensed Consolidated Financial Statements and discussion on our accounting policy in the Critical Accounting Estimates section under the heading "Contingent Consideration."

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
(4) The 21% rate is the annual expected statutory tax rate associated with the taxable or tax deductible items listed above. We utilized the estimated annual effective tax rate method for the three and six months ended June 30, 2023, while we utilized the discrete effective tax rate method for the three and six months ended June 30, 2022. For the 2023 periods our effective tax rate was applied to these items in calculating net income (loss), excluding net investment gains (losses) and related adjustments. For the 2023 periods, the gain related to the change in the fair value of contingent consideration is non-taxable and therefore had no associated income tax impact. For the 2022 periods, our statutory tax rate was applied to these items in calculating net income (loss). See further discussion on these methods in the Critical Accounting Estimates section under the heading "Estimation of Taxes/Tax Credits". Net investment gains (losses) in our Corporate segment are treated as discrete items and are tax effected at the annual expected statutory tax rate (21%) in the period they are included in our consolidated tax provision and net income (loss). The taxes associated with the net investment gains (losses) related to SPCs in our Segregated Portfolio Cell Reinsurance segment are paid by the individual SPCs and are not included in our consolidated tax provision or net income (loss); therefore, both the net investment gains (losses) from our Segregated Portfolio Cell Reinsurance segment and the adjustment to exclude the portion of net investment gains (losses) included in the SPC dividend expense (income) in the table above are not tax effected.

Non-GAAP Operating ROE
Non-GAAP operating ROE is a financial measure that is calculated as annualized Non-GAAP operating income (loss) for the period divided by the average of beginning and ending total GAAP shareholders’ equity. As previously discussed, in calculating Non-GAAP operating income (loss), we have excluded the effects of certain items that do not reflect normal results. Non-GAAP operating ROE measures the overall after-tax profitability of our insurance operations and shows how efficiently capital is being used; however, it should be considered in conjunction with ROE computed in accordance with GAAP. The following table is a reconciliation of ROE to Non-GAAP operating ROE for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30				Six Months Ended June 30
	2023	2022	Change		2023	2022	Change
ROE(1)	3.2%	(0.4%)	3.6	pts	0.5%	(0.7%)	1.2	pts
Pre-tax effect of items excluded in the calculation of Non-GAAP operating ROE	(0.2%)	7.2%	(7.4	pts)	(0.4%)	5.5%	(5.9	pts)
Tax effect, at 21%(2)	—%	(1.5%)	1.5	pts	—%	(1.1%)	1.1	pts
Non-GAAP operating ROE	3.0%	5.3%	(2.3	pts)	0.1%	3.7%	(3.6	pts)
(1) The transaction-related costs associated with our acquisition of NORCAL were not annualized in our quarterly calculation of ROE for the three and six months ended June 30, 2022 as these costs are considered non-recurring in nature.

(2) The 21% rate is the annual expected statutory tax rate associated with the taxable or tax deductible items. See further discussion in footnote 4 in this section under the heading "Non-GAAP Operating Income."

Non-GAAP operating ROE for the 2023 three- and six-month periods decreased by 2.3 and 3.6 percentage points, respectively, as compared to the same respective periods of 2022 driven by an increase in the consolidated current accident year net loss ratio and, to a lesser extent, unfavorable prior year development in our Lloyd's Syndicates segment, partially offset by an increase in investment income due to higher average book yields as we continue to reinvest at higher rates as our portfolio matures. The 2023 six-month period also reflected unfavorable prior year development in our Specialty P&C and Workers' Compensation Insurance segments during the first quarter of 2023 and, to a lesser extent, a decrease in our investment results driven by our results from our portfolio of investments in LPs/LLCs. See previous discussions in this section under the headings "Executive Summary of Operations" and further discussion in our Segment Operating Results sections that follow.

Non-GAAP Adjusted Book Value per Share
Book value per share is calculated as total GAAP shareholders’ equity divided by the total number of common shares outstanding at the balance sheet date. This ratio measures the net worth of the Company to shareholders on a per share basis.
Non-GAAP adjusted book value per share is a Non-GAAP measure widely used within the insurance sector and is calculated as shareholders’ equity, excluding AOCI, divided by the total number of common shares outstanding at the balance sheet date. This Non-GAAP calculation measures the net worth of the Company to shareholders on a per share basis excluding AOCI to eliminate the temporary and potentially significant effects of fluctuations in interest rates on our fixed income portfolio; however, it should be considered in conjunction with book value per share computed in accordance with GAAP. The increase in interest rates in 2022 led to significant unrealized holding losses on our available-for-sale fixed maturity investments resulting in volatility in AOCI; however, interest rates and bond yields declined during the first quarter of 2023 leading to unrealized holding gains on our available-for-sale fixed maturity investments during the first quarter of 2023, partially offset by unrealized holding losses on our available-for-sale fixed maturity investments during the second quarter of 2023. See Note 9 of the Notes to Condensed Consolidated Financial Statements for additional information.
The following table is a reconciliation of our book value per share to Non-GAAP adjusted book value per share at December 31, 2022 and June 30, 2023:

Book Value Per Share
Book Value Per Share at December 31, 2022	$20.46
Less: AOCI Per Share(1)	(5.53)
Non-GAAP Adjusted Book Value Per Share at December 31, 2022	25.99
Increase (decrease) to Non-GAAP Adjusted Book Value Per Share during the six months ended June 30, 2023 attributable to:
Dividends paid	(0.05)
Cumulative repurchase of shares(2)	0.32
Net income (loss)	0.08
Other(3)	(0.03)
Non-GAAP Adjusted Book Value Per Share at June 30, 2023	26.31
Add: AOCI Per Share(1)	(5.07)
Book Value Per Share at June 30, 2023	$21.24
(1) Primarily the impact of accumulated unrealized investment gains (losses) on our available-for-sale fixed maturity investments. See Note 9 of the Notes to Condensed Consolidated Financial Statements for additional information.

(2) Represents the impact of our repurchase of 1.4 million common shares, conducted through a 10b5-1 stock repurchase plan during the second quarter of 2023. See previous discussion in the Liquidity section under the heading "Treasury Shares" for additional information.

(3) Includes the impact of share-based compensation.

Segment Results - Specialty Property & Casualty
Our Specialty P&C segment focuses on professional liability insurance and medical technology liability insurance as discussed in Note 16 of the Notes to Consolidated Financial Statements in our December 31, 2022 report on Form 10-K. Segment results reflected pre-tax underwriting profit or loss from these insurance lines and included the amortization of certain purchase accounting adjustments. Segment results for the three and six months ended June 30, 2022 exclude transaction-related costs associated with our acquisition of NORCAL as we do not consider these costs in assessing the financial performance of the segment. We did not incur any transaction-related costs during the three and six months ended June 30, 2023. Segment results included the following:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2023	2022	Change		2023	2022	Change
Net premiums written	$145,562	$150,015	$(4,453)	(3.0%)	$359,627	$384,853	$(25,226)	(6.6%)
Net premiums earned	$178,902	$183,547	$(4,645)	(2.5%)	$358,245	$381,514	$(23,269)	(6.1%)
Other income	1,021	1,903	(882)	(46.3%)	2,014	2,924	(910)	(31.1%)
Net losses and loss adjustment expenses	(145,044)	(137,002)	(8,042)	5.9%	(309,096)	(302,960)	(6,136)	2.0%
Underwriting, policy acquisition and operating expenses	(47,439)	(48,077)	638	(1.3%)	(88,399)	(90,958)	2,559	(2.8%)
Segment results	$(12,560)	$371	$(12,931)	(3,485.4%)	$(37,236)	$(9,480)	$(27,756)	(292.8%)

Net loss ratio	81.1%	74.6%	6.5 pts		86.3%	79.4%	6.9 pts
Underwriting expense ratio	26.5%	26.2%	0.3 pts		24.7%	23.8%	0.9 pts
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
Gross, ceded and net premiums written were as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2023	2022	Change		2023	2022	Change
Gross premiums written	$170,174	$167,760	$2,414	1.4%	$409,049	$425,433	$(16,384)	(3.9%)
Less: Ceded premiums written	24,612	17,745	6,867	38.7%	49,422	40,580	8,842	21.8%
Net premiums written	$145,562	$150,015	$(4,453)	(3.0%)	$359,627	$384,853	$(25,226)	(6.6%)

Gross Premiums Written
Gross premiums written by component were as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2023	2022	Change		2023	2022	Change
Professional Liability
HCPL
Standard Physician(1)	$75,032	$84,271	$(9,239)	(11.0%)	$213,149	$240,715	$(27,566)	(11.5%)
Specialty
Custom Physician(2)(9)	20,693	15,348	5,345	34.8%	49,424	37,078	12,346	33.3%
Hospitals and Facilities(3)	14,653	16,370	(1,717)	(10.5%)	28,063	33,634	(5,571)	(16.6%)
Senior Care(4)(9)	210	177	33	18.6%	4,997	4,670	327	7.0%
Reinsurance assumed(5)	9,048	8,128	920	11.3%	21,429	17,889	3,540	19.8%
Total Specialty	44,604	40,023	4,581	11.4%	103,913	93,271	10,642	11.4%
Total HCPL	119,636	124,294	(4,658)	(3.7%)	317,062	333,986	(16,924)	(5.1%)
Small Business Unit(6)	21,969	22,982	(1,013)	(4.4%)	43,220	45,501	(2,281)	(5.0%)
Tail Coverages(7)(9)	16,530	9,353	7,177	76.7%	27,658	26,924	734	2.7%
Total Professional Liability	158,135	156,629	1,506	1.0%	387,940	406,411	(18,471)	(4.5%)
Medical Technology Liability(8)	12,039	10,913	1,126	10.3%	21,109	18,613	2,496	13.4%
Other	—	218	(218)	nm	—	409	(409)	nm
Total Gross Premiums Written	$170,174	$167,760	$2,414	1.4%	$409,049	$425,433	$(16,384)	(3.9%)

(1) Standard Physician premium was our greatest source of premium revenues in both 2023 and 2022 and is comprised of twelve month term policies and, to a lesser extent, three month term policies. Standard Physician premium decreased for the 2023 three- and six-month periods as compared to the same respective periods of 2022 driven by retention losses, the impact of the conversion of three month term policies to twelve month term policies in the prior year period and, to a lesser extent, net timing differences of $2.3 million and $3.4 million, respectively. Partially offsetting these factors during the 2023 three- and six-month periods was an increase in renewal pricing and, to a lesser extent, new business written, including the addition of a $1.1 million policy during the second quarter of 2023. Retention losses during the 2023 three- and six-month periods generally reflect our pursuit of rate adequacy in a competitive market where other carriers may not have the same objectives, appreciate the rate need, or are attempting to gain market share despite near term underwriting losses (see additional discussion in Part I Item 1. Business of our December 31, 2022 report on Form 10-K under the heading "Competition"). Renewal pricing increases during the 2023 three- and six-month periods reflect the rising loss cost environment and new business written reflects the competitive market conditions.
(2) Custom Physician premium includes large physician groups, multi-state physician groups and non-standard physicians and is written primarily on an excess and surplus lines basis. The increase in Custom Physician premium during the 2023 three- and six-month periods as compared to the same respective periods of 2022 was driven by new business written, net timing differences of $4.6 million and $5.2 million, respectively, primarily related to the prior year renewal of several policies and, to a lesser extent, an increase in renewal pricing, partially offset by retention losses. Renewal pricing increases for the 2023 three- and six-month periods reflect pricing actions taken in response to a rising loss cost environment and new business written reflects the competitive market conditions. The retention losses in our Custom Physician book for the 2023 three- and six-month periods reflect our focus on underwriting discipline as well as the loss of a $2.8 million policy due to the insured moving to a captive arrangement.
(3) Hospitals and Facilities premium (which includes hospitals, surgery centers and miscellaneous medical facilities) decreased for the 2023 three- and six-month periods as compared to the same respective periods of 2022 driven by retention losses, partially offset by new business written, primarily miscellaneous medical facilities and, to a lesser extent, an increase in renewal pricing. Retention losses in the 2023 six-month period were largely attributable to the loss of a $4.6 million policy due to the insured entering into a captive arrangement during the first quarter of 2023, which resulted in a decrease to our Specialty retention rate of 5.5 percentage points. Renewal pricing increases for the 2023 three- and six-month periods reflect rate increases and contract modifications that we believe are appropriate given the current loss environment and new business written reflects the competitive market conditions.

(4) Senior Care premium includes facilities specializing in long term residential care primarily for the elderly ranging from independent living through skilled nursing. Our Senior Care premium was relatively unchanged for the 2023 three- and six-month periods as compared to the same respective periods of 2022 as retention losses were more than offset by new business written and an increase in renewal pricing.
(5) We offer custom alternative risk solutions including assumed reinsurance. The increase in premium during the 2023 three- and six-month periods was driven by an increase in premiums assumed on a quota share basis through a strategic partnership in place since 2016 with an international medical professional liability insurer and, for the 2023 six-month period, an increase in premiums assumed through a reinsurance arrangement with a hospital.
(6) Our Small Business Unit is comprised of premium associated with podiatrists, legal professionals, dentists and chiropractors. Our Small Business Unit premium decreased during the 2023 three- and six-month periods as compared to the same respective periods of 2022 driven by retention losses, partially offset by an increase in renewal pricing and, to a lesser extent, new business written. The increase in renewal pricing during the 2023 three- and six-month periods was primarily the result of an increase in the rate charged for certain renewed policies in select states.
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
(8) Our Medical Technology Liability business is marketed throughout the U.S.; coverage is typically offered on a primary basis, within specified limits, to manufacturers and distributors of medical technology and life sciences products including entities conducting human clinical trials. In addition to the previously listed factors that affect our premium volume, our Medical Technology Liability premium is also impacted by the sales volume of insureds. Our Medical Technology Liability premium increased during the 2023 three- and six-month periods as compared to the same respective periods of 2022 driven by new business written and, for the 2023 six-month period, an increase in renewal pricing, partially offset by retention losses. Renewal pricing increases during the 2023 six-month period are primarily due to changes in the sales volume and changes in exposure of certain insureds. Retention losses during the 2023 three- and six-month periods are primarily attributable to insureds no longer needing coverage, insureds no longer in business, an increase in competition on terms and pricing, cancellation for non-payment, as well as merger activity within the industry.
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

	Three Months Ended June 30				Six Months Ended June 30
($ in millions)	2023	2022	Change		2023	2022	Change
Custom Physician	$2.7	$2.0	$0.7	35.0%	$2.7	$2.0	$0.7	35.0%
Senior Care	0.6	—	0.6	nm	3.5	3.9	(0.4)	(10.3%)
Tail Coverages	8.0	—	8.0	nm	8.0	3.0	5.0	166.7%
Total	$11.3	$2.0	$9.3	465.0%	$14.2	$8.9	$5.3	59.6%
Alternative market gross premiums written increased during the 2023 three- and six-month periods as compared to the same respective periods of 2022 driven by an increase in tail coverage, primarily related to one program in which we do not participate in the underwriting results.

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
The change in renewal pricing for our Specialty P&C segment, including by major component, was as follows:

	Three Months Ended June 30	Six Months Ended June 30
	2023	2023
Specialty P&C segment	6%	6%
HCPL
Standard Physician	7%	5%
Specialty	9%	11%
Total HCPL	7%	6%
Small Business Unit	4%	4%
Medical Technology Liability	—%	1%
New business written by major component on a direct basis was as follows:

	Three Months Ended June 30		Six Months Ended June 30
(In millions)	2023	2022	2023	2022
HCPL
Standard Physician	$3.4	$2.0	$7.8	$3.8
Specialty	5.9	4.3	10.6	8.0
Total HCPL	9.3	6.3	18.4	11.8
Small Business Unit	0.6	0.6	1.2	1.6
Medical Technology Liability	2.4	0.9	3.5	2.6
Total	$12.3	$7.8	$23.1	$16.0
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
Retention for our Specialty P&C segment, including by major component, was as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
Specialty P&C segment	83%	84%	84%	82%
HCPL
Standard Physician	88%	86%	88%	86%
Specialty	66%	72%	68%	67%
Total HCPL	81%	81%	83%	81%
Small Business Unit	89%	92%	88%	91%
Medical Technology Liability	82%	95%	85%	90%

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
Ceded premiums written were as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2023	2022	Change		2023	2022	Change
Excess of loss reinsurance arrangements (1)	$8,816	$7,821	$995	12.7%	$20,040	$17,317	$2,723	15.7%
Other shared risk arrangements (2)	3,982	4,206	(224)	(5.3%)	10,548	8,542	2,006	23.5%
Premium ceded to SPCs (3)	10,396	1,399	8,997	643.1%	13,285	8,280	5,005	60.4%
Other ceded premiums written	1,418	1,319	99	7.5%	3,349	3,441	(92)	(2.7%)
Adjustment to premiums owed under reinsurance agreements, prior accident years, net(4)	—	3,000	(3,000)	nm	2,200	3,000	(800)	(26.7%)
Total ceded premiums written	$24,612	$17,745	$6,867	38.7%	$49,422	$40,580	$8,842	21.8%
(1) We generally reinsure risks under our excess of loss reinsurance arrangements pursuant to which the reinsurers agree to assume all or a portion of all risks that we insure above our individual risk retention levels. Premium due to reinsurers is based on a rate factor applied to gross premiums written subject to cession under the arrangement. The increase in ceded premiums written under our excess of loss reinsurance arrangements during the 2023 three- and six-month periods as compared to the same respective periods of 2022 was driven by an increase in the overall volume of gross premiums written subject to cession and, for the 2023 six-month period, the impact of prior year adjustments on certain of our reinsurance arrangements reaching maximum limits eligible for cession on certain treaty years.
(2) We have entered into various shared risk arrangements, including quota share, fronting and captive arrangements, with certain large healthcare systems and other insurance entities. While we cede a large portion of the premium written under these arrangements, they provide us an opportunity to grow net premium through strategic partnerships. Ceded premiums written under our shared risk arrangements decreased during the 2023 three-month period as compared to the same period of 2022 driven by a decrease in premium ceded to our Ascension Health program. The increase in ceded premiums written under our shared risk arrangements during the 2023 six-month period as compared to the same period of 2022 was driven by an existing insured entering into a shared risk arrangement during the first quarter of 2023.
(3) As previously discussed, as a part of our alternative market solutions, all or a portion of certain healthcare premium written is ceded to SPCs in our Segregated Portfolio Cell Reinsurance segment under either excess of loss or quota share reinsurance agreements, depending on the structure of the individual program. See the Segment Results - Segregated Portfolio Cell Reinsurance section for further discussion on the cession to the SPCs from our Specialty P&C segment. Premiums ceded to SPCs increased during the 2023 three- and six-month periods as compared to the same respective periods of 2022 driven by the impact of tail coverage, primarily related to one program (see previous discussion in footnote 9 under the heading "Gross Premiums Written").

4) Given the length of time that it takes to resolve our claims, many years may elapse before all losses recoverable under a reinsurance arrangement are known. As a part of the process of estimating our loss reserve we also make estimates regarding the amounts recoverable under our reinsurance arrangements. As previously discussed, the premiums ultimately ceded under certain of our swing rated excess of loss reinsurance arrangements are subject to the losses ceded under the arrangements. As part of our review of our reserves during the second quarter of 2023, we concluded that our estimate of expected losses and associated recoveries for prior year ceded losses was reasonable; therefore, we did not adjust our estimate of ceded premiums owed to reinsurers. As part of our review of our reserves for the 2023 six-month period and the 2022 three- and six-month periods, we increased our estimate of expected losses and associated recoveries for prior year ceded losses, as well as our estimate of ceded premiums owed to reinsurers. The increase for the 2023 six-month period was due to the overall change in expected loss recoveries attributable to one prior year large claim during the first quarter of 2023. The increase for the 2022 three- and six-month periods was due to the overall change in expected loss recoveries attributable to one large claim during the second quarter of 2022. Changes to estimates of premiums ceded related to prior accident years are fully earned in the period the changes in estimates occur.
Ceded Premiums Ratio
As shown in the table below, our ceded premiums ratios were affected during the 2023 six-month period and 2022 three- and six-month periods by revisions to our estimate of premiums owed to reinsurers related to coverages provided in prior accident years. The ceded premiums ratio was as follows:

	Three Months Ended June 30				Six Months Ended June 30
	2023	2022	Change		2023	2022	Change
Ceded premiums ratio	14.5%	10.6%	3.9	pts	12.1%	9.5%	2.6	pts
Less the effect of adjustments in premiums owed under reinsurance agreements, prior accident years (as previously discussed)	—%	1.8%	(1.8	pts)	0.5%	0.7%	(0.2	pts)
Ratio, current accident year	14.5%	8.8%	5.7	pts	11.6%	8.8%	2.8	pts
The above table reflects ceded premiums written, excluding the effect of prior year ceded premium adjustments, as previously discussed, as a percent of gross premiums written. Our current accident year ceded premiums ratio for the 2023 three- and six-month periods increased as compared to the same respective periods of 2022 driven by an increase in premium ceded to SPCs and, for the 2023 six-month period, the prior year impact of certain of our excess of loss reinsurance arrangements reaching maximum limits eligible for cession on prior treaty years and an increase in premiums ceded under our shared risk arrangements. See additional discussion above under the heading "Ceded Premiums Written."
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
Net premiums earned were as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2023	2022	Change		2023	2022	Change
Gross premiums earned	$205,469	$201,855	$3,614	1.8%	$404,476	$414,134	$(9,658)	(2.3%)
Less: Ceded premiums earned	26,567	18,308	8,259	45.1%	46,231	32,620	13,611	41.7%
Net premiums earned	$178,902	$183,547	$(4,645)	(2.5%)	$358,245	$381,514	$(23,269)	(6.1%)
Gross premiums earned increased during the 2023 three-month period as compared to the same period of 2022 due to an increase in tail coverage, primarily related to one program. The decrease in gross premiums earned during the 2023 six-month period as compared to the same period of 2022 was driven by the pro rata effect of a decrease in the volume of written premium during the preceding twelve months due to our process of evaluating the NORCAL book of business and implementing ProAssurance's underwriting strategies.

Ceded premiums earned during the 2023 six-month period and 2022 three- and six-month periods included prior accident year ceded premium adjustments under swing rated reinsurance agreements (see previous discussion in footnote 4 under the heading "Ceded Premiums Written"). After removing the effect of the prior accident year ceded premium adjustments, ceded premiums earned increased by $11.3 million and $14.4 million during the 2023 three- and six-month periods, respectively, as compared to the same respective periods of 2022 driven by the pro rata effect of an increase in premium ceded under our excess of loss arrangements during the preceding twelve months and an increase in tail coverage ceded to SPCs, primarily related to one program, during the second quarter of 2023.
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
The following table summarizes calendar year net loss ratios for our Specialty P&C segment by separating losses between the current accident year and all prior accident years. The net loss ratios for our Specialty P&C segment were as follows:

	Net Loss Ratios (1)
	Three Months Ended June 30				Six Months Ended June 30
	2023	2022	Change		2023	2022	Change
Calendar year net loss ratio	81.1%	74.6%	6.5	pts	86.3%	79.4%	6.9	pts
Less impact of prior accident years on the net loss ratio	(3.6%)	(9.5%)	5.9	pts	0.3%	(5.6%)	5.9	pts
Current accident year net loss ratio(2)	84.7%	84.1%	0.6	pts	86.0%	85.0%	1.0	pts
(1)Net losses, as specified, divided by net premiums earned.
(2)For the three and six months ended June 30, 2023, our current accident year net loss ratios (as shown in the table above), increased 0.6 and 1.0 percentage points, respectively, as compared to the same respective periods of 2022. The change in our current accident year net loss ratios were primarily attributable to the following:

(In percentage points)	Increase (Decrease) 2023 versus 2022
	Comparative three-month periods	Comparative six-month periods
Estimated ratio increase (decrease) attributable to:
NORCAL Acquisition - Purchase Accounting Amortization	1.3 pts	1.3 pts
Ceded Premium Adjustment, Prior Accident Years	(1.4 pts)	(0.1 pts)
All other, net	0.7 pts	(0.2 pts)
Increase in current accident year net loss ratio	0.6 pts	1.0 pts
•Excluding the impact of the items specifically identified in the table above, our current accident year net loss ratio increased 0.7 percentage points for the three months ended June 30, 2023 and remained relatively unchanged for the six months ended June 30, 2023 as compared to the same respective periods of 2022. The increase in our current accident year net loss ratio for the 2023 three-month period was driven by an increase to certain expected loss ratios in our HCPL line of business as we continue to observe higher than anticipated loss severity trends in select jurisdictions that started to emerge in the fourth quarter of 2022 and, to a lesser extent, changes in the mix of business. The increase in our current accident year net loss ratio for the 2023 three-month period was partially offset by a decrease to certain expected loss ratios in our HCPL line of business, which we began recognizing in the second half of 2022, due to favorable frequency trends, some of which, we believe, was attributable to our process of evaluating the NORCAL book of business and implementing ProAssurance's underwriting strategies.

•As a result of our acquisition of NORCAL, our current accident year net loss ratios for the three and six months ended June 30, 2022 were impacted by the purchase accounting amortization of $2.5 million and $4.9 million, respectively, related to the negative VOBA associated with NORCAL's assumed unearned premium which was recorded as a reduction to current accident year net losses. As of June 30, 2022, the negative VOBA was fully amortized which resulted in a 1.3 percentage point increase in the each of the three and six months ended June 30, 2023 ratios as compared to the prior year periods.
•During the 2023 six-month period and 2022 three- and six-month periods, we increased our estimate of premiums owed under reinsurance agreements related to prior accident years which decreased net premium earned (the denominator of the current accident year net loss ratio); however, the adjustment was greater in the prior year period as compared to 2023 and accounted for a 1.4 and 0.1 percentage point decrease in our 2023 three- and six-month periods ratio, respectively. No such adjustment was made during the three months ended June 30, 2023. See the previous discussion under the heading "Ceded Premiums Written" for additional information.
We re-evaluate our previously established reserve each quarter based upon the most recently completed actuarial analysis supplemented by any new analysis, information or trends that have emerged since the date of that study. We also take into account currently available industry trend information.
The following table shows the components of our net prior accident year reserve development:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2023	2022	Change		2023	2022	Change
Net favorable (unfavorable) reserve development	$4,000	$14,499	$(10,499)	(72.4%)	$(6,109)	$15,500	$(21,609)	(139.4%)
NORCAL Acquisition - Purchase Accounting Amortization*	2,510	2,900	(390)	(13.4%)	5,020	5,799	(779)	(13.4%)
Total net favorable (unfavorable) reserve development	$6,510	$17,399	$(10,889)	(62.6%)	$(1,089)	$21,299	$(22,388)	(105.1%)
*See Note 2 of the Notes to Consolidated Financial Statements in our December 31, 2022 report on Form 10-K for additional information on the remaining expected amortization of the NORCAL acquisition purchase accounting adjustments.

•Net favorable development recognized during the three months ended June 30, 2023 was due to lower than anticipated loss emergence in our Medical Technology Liability line of business, principally related to accident years 2014 through 2017. Net favorable development recognized during the three and six months ended June 30, 2022 principally related to accident years 2018 through 2020.
•The loss environment in our HCPL line of business continues to be challenging in some jurisdictions, as claim costs are pressured by social inflation and higher than anticipated loss severity trends which started to emerge in the fourth quarter of 2022. We are monitoring the impact that these trends have on our open case reserves and prior year development. During the first quarter of 2023, we strengthened case reserves related to four large claims resulting in net unfavorable development of $10.1 million recognized during the six months ended June 30, 2023, $7.5 million of which related to NORCAL's accident years 2016 and 2020.
•Net favorable development recognized during the six months ended June 30, 2022 was net of an increase of $4.0 million in our reserve for potential ECO/XPL; no such adjustment was made during the current period.
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

Underwriting, Policy Acquisition and Operating Expenses
Our Specialty P&C segment underwriting, policy acquisition and operating expenses were comprised as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2023	2022	Change		2023	2022	Change
DPAC amortization	$22,762	$24,236	$(1,474)	(6.1%)	$46,499	$45,978	$521	1.1%
Management fees	799	995	(196)	(19.7%)	1,963	2,397	(434)	(18.1%)
Other underwriting and operating expenses	23,878	22,846	1,032	4.5%	39,937	42,583	(2,646)	(6.2%)
Total	$47,439	$48,077	$(638)	(1.3%)	$88,399	$90,958	$(2,559)	(2.8%)
DPAC amortization decreased for the 2023 three-month period and increased for the 2023 six-month period as compared to the same respective periods of 2022. The decrease in DPAC amortization for the 2023 three-month period reflected an increase in ceding commission income, which is an offset to expense, primarily attributable to one alternative market program written in the current period and, to a lesser extent, a decrease in brokerage expenses. The increase for the 2023 six-month period was driven by the prior year impact of purchase accounting from the NORCAL acquisition. For the 2022 six-month period, DPAC amortization was approximately $1.0 million lower than would have otherwise been recognized for the period due to the application of GAAP purchase accounting rules. Under these purchase accounting rules, the capitalized policy acquisition costs for NORCAL policies written prior to the acquisition date were written off through purchase accounting on May 5, 2021 rather than being expensed pro rata over the remaining term of the associated policies. The remaining decrease in DPAC amortization for the 2023 six-month period as compared to the same period of 2022 reflected a decrease in brokerage expenses and, to a lesser extent, an increase in ceding commission income, as previously discussed, partially offset by an increase in compensation-related expenses due to an increase in headcount and, to a lesser extent, an increase in agency commissions due to a higher volume of commissionable premium.
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
Other underwriting and operating expenses increased for the 2023 three-month period and decreased for the 2023 six-month period as compared to the same respective periods of 2022. The increase in other underwriting and operating expenses for the 2023 three-month period reflected an increase in compensation-related expenses due to organizational structure changes and the movement of certain employees from the Corporate segment beginning in the third quarter of 2022 and an increase in amounts accrued for performance-related incentive plans due to the improvement of the related performance metrics. The decrease in other underwriting and operating expenses for the 2023 six-month period was primarily due to a claim for a payroll tax refund of $3.8 million recognized in the first quarter of 2023 as a reduction to operating expenses related to the employee retention credit available to us under the CARES Act. See additional discussion on the ERC in Note 1 of the Notes to Condensed Consolidated Financial Statements and previous discussion in the Liquidity section under the heading "Taxes." In addition, the decrease in other underwriting and operating expenses for the 2023 six-month period reflects the impact of the remeasurement of the contingent consideration liability associated with the NORCAL acquisition. We recognized $7.5 million of unfavorable development in the first quarter of 2023 on NORCAL's reserves related to accident year's 2020 and prior (see additional discussion in the previous section under the heading "Losses and Loss Adjustment Expenses"). Given the contingent consideration is dependent upon the after-tax development of those accident years, we factored in the unfavorable development in the remeasurement of the contingent consideration which resulted in a $1.0 million decrease to the liability during the first quarter of 2023. This $1.0 million decrease was recorded as a reduction to operating expenses in the segment to be consistent with the reporting of NORCAL's reserves. See further discussion on the contingent consideration in Note 2 and Note 6 of the Notes to Condensed Consolidated Financial Statements. Excluding the impact of these items, other underwriting and operating expenses increased $2.2 million for the 2023 six-month period as compared to the same period of 2022 driven by an increase in compensation-related costs and, to a lesser extent, travel-related expenses, partially offset by certain one-time expenses of $1.6 million incurred during the prior year period. One-time expenses for the 2022 six-month period were mainly comprised of one-time bonuses, employee severance charges and lease exit costs.

Underwriting Expense Ratio (the Expense Ratio)
Our expense ratio for the Specialty P&C segment was as follows:

	Three Months Ended June 30				Six Months Ended June 30
	2023	2022	Change		2023	2022	Change
Underwriting expense ratio	26.5%	26.2%	0.3	pts	24.7%	23.8%	0.9	pts
The change in our expense ratio for the 2023 three- and six-month periods as compared to the same respective periods of 2022 was primarily attributable to the following:

Increase (Decrease) 2023 versus 2022
(In percentage points)	Comparative three-month periods	Comparative six-month periods
Estimated ratio increase (decrease) attributable to:
Change in Net Premiums Earned and DPAC amortization	(0.5 pts)	0.2 pts
NORCAL DPAC Amortization - Prior Period Purchase Accounting Impact	— pts	0.7 pts
Employee Retention Credit	— pts	(1.1 pts)
Contingent Consideration Remeasurement Adjustment	— pts	(0.3 pts)
All other, net	0.8 pts	1.4 pts
Increase in the underwriting expense ratio	0.3 pts	0.9 pts
Excluding the impact of the items specifically identified in the table above, our expense ratios increased for the 2023 three- and six-month periods as compared to the same respective periods of 2022 by 0.8 and 1.4 percentage points, respectively, driven by higher compensation-related costs and, to a lesser extent, travel-related expenses, as previously discussed. The decrease in the expense ratio from lower DPAC amortization in relation to the decline in net premiums earned for the 2023 three-month period of 0.5 percentage points primarily reflects an increase in ceding commission income, as previously discussed. The expense ratio for the 2023 six-month period reflected a decline in net premiums earned which outpaced the decline in DPAC amortization, excluding the prior year purchase accounting impact, driven by higher agency commissions due to a higher volume of commissionable premium, resulting in a 0.2 percentage point increase in the current period ratio as compared to the same period of 2022.

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

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2023	2022	Change		2023	2022	Change
Net premiums written	$42,323	$42,558	$(235)	(0.6%)	$89,894	$87,824	$2,070	2.4%

Net premiums earned	$41,018	$41,709	$(691)	(1.7%)	$81,821	$82,393	$(572)	(0.7%)
Other income	651	517	134	25.9%	1,232	1,199	33	2.8%
Net losses and loss adjustment expenses	(29,762)	(27,947)	(1,815)	6.5%	(60,606)	(55,158)	(5,448)	9.9%
Underwriting, policy acquisition and operating expenses	(14,400)	(13,669)	(731)	5.3%	(27,379)	(26,669)	(710)	2.7%
Segment results	$(2,493)	$610	$(3,103)	(508.7%)	$(4,932)	$1,765	$(6,697)	(379.4%)

Net loss ratio	72.6%	67.0%	5.6 pts		74.1%	66.9%	7.2 pts
Underwriting expense ratio	35.1%	32.8%	2.3 pts		33.5%	32.4%	1.1 pts
Premiums Written
Our workers’ compensation premium volume is driven by five primary factors: (1) the amount of new business written, (2) retention of our existing book of business, (3) premium rates charged on our renewal book of business, (4) changes in payroll exposure and (5) audit premium.
Gross, ceded and net premiums written were as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2023	2022	Change		2023	2022	Change
Gross premiums written	$62,757	$63,634	$(877)	(1.4%)	$136,187	$135,752	$435	0.3%
Less: Ceded premiums written	20,434	21,076	(642)	(3.0%)	46,293	47,928	(1,635)	(3.4%)
Net premiums written	$42,323	$42,558	$(235)	(0.6%)	$89,894	$87,824	$2,070	2.4%

Gross Premiums Written
Gross premiums written by product were as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2023	2022	Change		2023	2022	Change
Traditional business:
Guaranteed cost	$33,769	$35,719	$(1,950)	(5.5%)	$71,568	$71,222	$346	0.5%
Policyholder dividend	5,795	5,530	265	4.8%	12,966	13,392	(426)	(3.2%)
Deductible	428	468	(40)	(8.5%)	2,759	2,588	171	6.6%
Retrospective	2,535	2,430	105	4.3%	2,839	3,076	(237)	(7.7%)
Other	1,558	2,111	(553)	(26.2%)	3,260	3,726	(466)	(12.5%)
Change in EBUB estimate	1,900	—	1,900	nm	2,900	—	2,900	nm
Total traditional business (1)	45,985	46,258	(273)	(0.6%)	96,292	94,004	2,288	2.4%
Alternative market business(2)	16,772	17,376	(604)	(3.5%)	39,895	41,748	(1,853)	(4.4%)
Total	$62,757	$63,634	$(877)	(1.4%)	$136,187	$135,752	$435	0.3%

(1) Gross premiums written in our traditional business decreased during the three months ended June 30, 2023 as compared to the same period of 2022, primarily reflecting lower renewal premium, partially offset by new business written, an increase in the carried EBUB estimate and, to a lesser extent, higher audit premium. The increase in traditional gross premiums written for the six months ended June 30, 2023 as compared to the same period of 2022 was driven by new business written, higher audit premium and an increase in the carried EBUB estimate, partially offset by lower renewal premium. Policy audits processed during the 2023 three- and six-month periods resulted in audit premium billed to policyholders totaling $2.3 million and $4.8 million, respectively, as compared to $1.8 million and $1.9 million for the same respective periods in 2022. We increased our carried EBUB estimate in both the 2023 three- and six-month periods based on recent audit trends and our expectation of higher levels of audit premium due to wage inflation. Renewal premium results for the 2023 three- and six-month periods reflected premium retention of 80% and 81%, respectively, and rate decreases of 7% in each period, partially offset by an increase in payroll exposure. Retention and renewal rate changes reflect the continuation of competitive market conditions and renewal rates also reflect the impact of compounded state loss cost decreases in our core operating territories.
(2) A majority of alternative market premiums are ceded to SPCs in our Segregated Portfolio Cell Reinsurance segment. See further discussion on alternative market gross premiums written in our Segment Operating Results - Segregated Portfolio Cell Reinsurance section under the heading "Gross Premiums Written" that follows. We retained 100% of the sixteen (seven in the second quarter) workers’ compensation alternative market programs that were up for renewal during the six months ended June 30, 2023.

New business, audit premium, renewal retention and renewal price changes for our traditional business and alternative market business are shown in the table below:

	Three Months Ended June 30
	2023			2022
($ in millions)	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results
New business	$5.6	$1.5	$7.1	$3.6	$0.9	$4.5
Audit premium (excluding EBUB)	$2.3	$0.9	$3.2	$1.8	$1.2	$3.0
Retention rate (1)	80%	84%	81%	88%	83%	87%
Change in renewal pricing (2)	(7%)	(6%)	(7%)	(5%)	(5%)	(5%)

	Six Months Ended June 30
	2023			2022
($ in millions)	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results
New business	$12.2	$2.7	$14.9	$7.1	$2.1	$9.2
Audit premium (excluding EBUB)	$4.8	$2.1	$6.9	$1.9	$2.8	$4.7
Retention rate (1)	81%	88%	83%	87%	89%	87%
Change in renewal pricing (2)	(7%)	(6%)	(6%)	(4%)	(4%)	(4%)

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

Ceded Premiums Written
Ceded premiums written were as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2023	2022	Change		2023	2022	Change
Premiums ceded to SPCs(1)	$14,717	$15,235	$(518)	(3.4%)	$34,709	$36,723	$(2,014)	(5.5%)
Premiums ceded to external reinsurers(2)	3,739	3,632	107	2.9%	7,168	6,787	381	5.6%
Premiums ceded to unaffiliated captive insurers(1)	2,055	2,141	(86)	(4.0%)	5,186	5,025	161	3.2%
Change in return premium estimate under external reinsurance (3)	52	225	(173)	(76.9%)	67	254	(187)	(73.6%)
Estimated revenue share under external reinsurance (4)	(129)	(157)	28	(17.8%)	(837)	(861)	24	(2.8%)
Total ceded premiums written	$20,434	$21,076	$(642)	(3.0%)	$46,293	$47,928	$(1,635)	(3.4%)
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

(2) Under our external reinsurance treaty for traditional business, we retain the first $0.5 million in risk insured by us and cede losses in excess of this amount on each loss occurrence, subject to an AAD, equal to 3.5% of subject earned premium for the treaty year effective May 1, 2023. Premiums ceded under our traditional reinsurance treaty are based on premiums earned during the treaty period.

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

Ceded premiums written decreased during the three and six months ended June 30, 2023 as compared to the same respective periods of 2022, primarily reflecting a decrease in alternative market premiums ceded to the Segregated Portfolio Cell Reinsurance segment, partially offset by an increase in premiums ceded under our external reinsurance treaty, reflecting higher reinsurance rates, and, for the 2023 six-month period, an increase in premiums ceded to unaffiliated captive insurers.
Ceded Premiums Ratio
Ceded premiums ratio was as follows:

	Three Months Ended June 30				Six Months Ended June 30
	2023	2022	Change		2023	2022	Change
Ceded premiums ratio, as reported	34.0%	34.3%	(0.3	pts)	33.6%	33.8%	(0.2	pts)
Less the effect of:
Premiums ceded to SPCs (100%)	23.2%	24.5%	(1.3	pts)	25.0%	26.2%	(1.2	pts)
Premiums ceded to unaffiliated captive insurers (100%)	2.6%	1.7%	0.9	pts	1.4%	0.7%	0.7	pts
Estimated revenue share	(0.3%)	(0.3%)	—	pts	(1.0%)	(1.0%)	—	pts
Assumed premiums earned (not ceded to external reinsurers)	(0.4%)	(0.3%)	(0.1	pts)	(0.3%)	(0.3%)	—	pts
EBUB estimate	(0.4%)	—%	(0.4	pts)	(0.3%)	—%	(0.3	pts)
Ceded premiums ratio (related to external reinsurance), less the effects of above	9.3%	8.7%	0.6	pts	8.8%	8.2%	0.6	pts
The above table reflects traditional ceded premiums earned as a percent of traditional gross premiums earned. As discussed above, premiums ceded under our traditional reinsurance treaty are based on premiums earned during the treaty period. The increase in the ceded premiums ratios for the three and six months ended June 30, 2023 as compared to the same respective periods of 2022 primarily reflected the higher reinsurance rates.

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
Net premiums earned were as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2023	2022	Change		2023	2022	Change
Gross premiums earned	$62,144	$63,521	$(1,377)	(2.2%)	$123,310	$124,555	$(1,245)	(1.0%)
Less: Ceded premiums earned	21,126	21,812	(686)	(3.1%)	41,489	42,162	(673)	(1.6%)
Net premiums earned	$41,018	$41,709	$(691)	(1.7%)	$81,821	$82,393	$(572)	(0.7%)
Net premiums earned decreased during the three and six months ended June 30, 2023 as compared to the same respective periods of 2022 driven by the continuation of competitive market conditions, partially offset by the increase in our carried EBUB estimate and higher audit premium.
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

	Three Months Ended June 30				Six Months Ended June 30
	2023	2022	Change		2023	2022	Change
Calendar year net loss ratio	72.6%	67.0%	5.6	pts	74.1%	66.9%	7.2	pts
Less impact of prior accident years on the net loss ratio	—%	(4.8%)	4.8	pts	1.5%	(4.9%)	6.4	pts
Current accident year net loss ratio	72.6%	71.8%	0.8	pts	72.6%	71.8%	0.8	pts
Less estimated ratio increase (decrease) attributable to:
Change in the AAD	3.4%	2.4%	1.0	pts	3.4%	2.4%	1.0	pts
Current accident year net loss ratio, excluding the effect of the change in the AAD	69.2%	69.4%	(0.2	pts)	69.2%	69.4%	(0.2	pts)
The current accident year net loss ratio increased during the three and six months ended June 30, 2023 as compared to the same respective periods of 2022 primarily due to an increase in estimated losses within the AAD and higher ULAE. As shown in the previous table, losses recognized within the AAD contributed a 1.0 percentage point increase in the current accident year loss ratio for both of the 2023 three- and six-month periods (see previous discussion of the AAD under the heading "Ceded Premiums Written"). The increase in ULAE was primarily due to higher average headcount in our claims department and associated compensation-related costs and accounted for 0.5 percentage points of the increase in the current accident year loss ratios for both of the 2023 three- and six-month periods. Excluding the impact of AAD and ULAE, the current accident year loss ratio decreased 0.7 percentage points for each of the 2023 three- and six-month periods, reflecting the impact of higher audit premium, including an increase in our carried EBUB estimate, and lower reported claim frequency, partially offset by the effect of renewal rate decreases.
Calendar year incurred losses (excluding IBNR) in excess of our per occurrence reinsurance retention, before consideration of the AAD, increased 0.4 million and decreased $1.5 million for the three and six months ended June 30, 2023, respectively, as compared to the same respective periods of 2022. We retained losses in excess of our per occurrence retention totaling $1.4 million and $2.8 million during the 2023 three- and six-month periods, respectively, as compared to $1.0 million and $2.0 million for the same respective periods of 2022 which reflected our estimate of loss activity within the AAD.

We did not recognize any prior year reserve development for the three months ended June 30, 2023 as compared to net favorable prior year reserve development of $2.0 million for the same period of 2022. For the six months ended June 30, 2023 we recognized net unfavorable prior year reserve development of $1.2 million as compared to favorable prior year reserve development of $4.0 million for the same period of 2022. The net unfavorable prior year reserve development for the six months ended June 30, 2023 was driven primarily by a large claim from the 1997 accident year. The net favorable prior year development for the three and six months ended June 30, 2022 reflected overall favorable trends in claim closing patterns and primarily related to accident years 2017 and prior.
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
Our Workers' Compensation Insurance segment underwriting, policy acquisition and operating expenses were comprised as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2023	2022	Change		2023	2022	Change
DPAC amortization	$7,434	$7,531	$(97)	(1.3%)	$14,444	$14,592	$(148)	(1.0%)
Management fees	466	477	(11)	(2.3%)	1,016	1,018	(2)	(0.2%)
Other underwriting and operating expenses	9,795	9,105	690	7.6%	18,665	17,972	693	3.9%
Policyholder dividend expense	316	284	32	11.3%	431	493	(62)	(12.6%)
SPC ceding commission offset	(3,611)	(3,728)	117	(3.1%)	(7,177)	(7,406)	229	(3.1%)
Total	$14,400	$13,669	$731	5.3%	$27,379	$26,669	$710	2.7%
DPAC amortization decreased for the three and six months ended June 30, 2023 as compared to the same respective periods of 2022, consistent with a decrease in gross premiums earned.
Other underwriting and operating expenses increased for the three and six months ended June 30, 2023 as compared to the same respective periods of 2022 driven by increases in compensation-related costs, travel-related expenses and, to a lesser extent, IT costs. The increase in compensation-related costs primarily reflected an increase in headcount.
As previously discussed, alternative market premiums written by our Workers' Compensation Insurance segment are 100% ceded, less a ceding commission, to either the SPCs in our Segregated Portfolio Cell Reinsurance segment or unaffiliated captive insurers. The ceding commission charged to the SPCs consists of an amount for fronting fees, cell rental fees, commissions, premium taxes, claims administration fees and risk management fees. The fronting fees, commissions, premium taxes and risk management fees are recorded as an offset to underwriting, policy acquisition and operating expenses. Cell rental fees are recorded as a component of other income and claims administration fees are recorded as ceded ULAE. The decrease in SPC ceding commissions earned for the three and six months ended June 30, 2023 as compared to the same respective periods of 2022, primarily reflected the decrease in alternative market ceded earned premium.

Underwriting Expense Ratio (the Expense Ratio)
The underwriting expense ratio included the impact of the following:

	Three Months Ended June 30				Six Months Ended June 30
	2023	2022	Change		2023	2022	Change
Underwriting expense ratio, as reported	35.1%	32.8%	2.3	pts	33.5%	32.4%	1.1	pts
Less estimated ratio increase (decrease) attributable to:
Impact of ceding commissions received from SPCs	4.3%	3.7%	0.6	pts	3.9%	3.6%	0.3	pts
Impact of audit premium	(2.4%)	(0.9%)	(1.5	pts)	(2.1%)	(0.5%)	(1.6	pts)
Impact of change in EBUB estimate	(1.2%)	—%	(1.2	pts)	(0.8%)	—%	(0.8	pts)
Underwriting expense ratio, less listed effects	34.4%	30.0%	4.4	pts	32.5%	29.3%	3.2	pts
Excluding the items noted in the table above, the expense ratio increased for the three and six months ended June 30, 2023, primarily reflecting the higher operating expenses, as previously discussed, and lower net premiums earned due to the continuation of competitive market conditions.

Segment Results - Segregated Portfolio Cell Reinsurance
The Segregated Portfolio Cell Reinsurance segment includes the results (underwriting profit or loss, plus investment results, net of U.S. federal income taxes) of SPCs at Inova Re and Eastern Re, our Cayman Islands SPC operations, as discussed in Note 16 of the Notes to Consolidated Financial Statements in our December 31, 2022 report on Form 10-K. SPCs are segregated pools of assets and liabilities that provide an insurance facility for a defined set of risks. Assets of each SPC are solely for the benefit of that individual cell and each SPC is solely responsible for the liabilities of that individual cell. Assets of one SPC are statutorily protected from the creditors of the others. Each SPC is owned, fully or in part, by an individual company, agency, group or association and the results of the SPCs are attributable to the participants of that cell. We participate to a varying degree in the results of selected SPCs and, for the SPCs in which we participate, our participation interest ranges from a low of 15% to a high of 85%. SPC results attributable to external cell participants are reported as an SPC dividend (expense) income in our Segregated Portfolio Cell Reinsurance segment. In addition, our Segregated Portfolio Cell Reinsurance segment includes the investment results of the SPCs as the investments are solely for the benefit of the cell participants and investment results attributable to external cell participants are reflected in the SPC dividend (expense) income. As of June 30, 2023, there were 27 (4 inactive) SPCs. The SPCs assume workers' compensation insurance, healthcare professional liability insurance or a combination of the two from our Workers' Compensation Insurance and Specialty P&C segments. As of June 30, 2023, there were two SPCs that assumed both workers' compensation insurance and healthcare professional liability insurance and one SPC that assumed only healthcare professional liability insurance.
Segment results reflects our share of the underwriting and investment results of the SPCs in which we participate, and included the following:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2023	2022	Change		2023	2022	Change
Net premiums written	$23,057	$14,515	$8,542	58.8%	$43,005	$39,732	$3,273	8.2%

Net premiums earned	$24,094	$16,222	$7,872	48.5%	$39,394	$35,536	$3,858	10.9%
Net investment income	603	211	392	185.8%	1,024	323	701	217.0%
Net investment gains (losses)	1,194	(2,782)	3,976	142.9%	2,355	(3,493)	5,848	167.4%
Other income	1	1	—	—%	1	1	—	—%
Net losses and loss adjustment expenses	(13,816)	(9,272)	(4,544)	49.0%	(22,238)	(20,763)	(1,475)	7.1%
Underwriting, policy acquisition and operating expenses	(6,538)	(5,237)	(1,301)	24.8%	(11,575)	(9,605)	(1,970)	20.5%
SPC U.S. federal income tax expense (1)	(994)	(349)	(645)	184.8%	(1,526)	(991)	(535)	54.0%
SPC net results	4,544	(1,206)	5,750	476.8%	7,435	1,008	6,427	637.6%
SPC dividend (expense) income (2)	(3,747)	854	(4,601)	538.8%	(5,689)	(1,513)	(4,176)	276.0%
Segment results (3)	$797	$(352)	$1,149	326.4%	$1,746	$(505)	$2,251	445.7%

Net loss ratio	57.3%	57.2%	0.1 pts		56.5%	58.4%	(1.9 pts)
Underwriting expense ratio	27.1%	32.3%	(5.2 pts)		29.4%	27.0%	2.4 pts
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
Gross, ceded and net premiums written were as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2023	2022	Change		2023	2022	Change
Gross premiums written	$25,113	$16,634	$8,479	51.0%	$47,994	$45,003	$2,991	6.6%
Less: Ceded premiums written	2,056	2,119	(63)	(3.0%)	4,989	5,271	(282)	(5.4%)
Net premiums written	$23,057	$14,515	$8,542	58.8%	$43,005	$39,732	$3,273	8.2%
Gross Premiums Written
Gross premiums written reflected reinsurance premiums assumed by component as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2023	2022	Change		2023	2022	Change
Workers' compensation	$14,717	$15,235	$(518)	(3.4%)	$34,709	$36,723	$(2,014)	(5.5%)
Healthcare professional liability	10,396	1,399	8,997	643.1%	13,285	8,280	5,005	60.4%
Gross Premiums Written	$25,113	$16,634	$8,479	51.0%	$47,994	$45,003	$2,991	6.6%
Gross premiums written for the three and six months ended June 30, 2023 and 2022 were primarily comprised of workers' compensation coverages assumed from our Workers' Compensation Insurance segment. Workers' compensation gross premiums written decreased during the 2023 three- and six-month periods as compared to the same respective periods of 2022 driven by lower renewal and audit premium. Renewal premium for the three and six months ended June 30, 2023 reflected premium retention of 84% and 88%, respectively, and rate decreases of 6% in each period, partially offset by an increase in payroll exposure. Healthcare professional liability gross premiums written increased during the 2023 three- and six-month periods as compared to the same respective periods of 2022, reflecting $7.9 million of tail premium written during the second quarter of 2023 related to one program in which we do not participate in the underwriting results. See further discussion in our Segment Results - Specialty Property & Casualty section under the heading "Premiums Written." We retained 100% of the fourteen (six in the second quarter) workers' compensation programs and two (one in the second quarter) healthcare professional liability programs up for renewal during the six months ended June 30, 2023.
New business, audit premium, retention and renewal price changes for the assumed workers' compensation premium is shown in the table below:

	Three Months Ended June 30		Six Months Ended June 30
($ in millions)	2023	2022	2023	2022
New business	$1.5	$0.9	$2.7	$2.1
Audit premium	$0.9	$1.2	$2.1	$2.8
Retention rate (1)	84%	83%	88%	89%
Change in renewal pricing (2)	(6%)	(5%)	(6%)	(4%)
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

Ceded Premiums Written
Ceded premiums written were as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2023	2022	Change		2023	2022	Change
Ceded premiums written	$2,056	$2,119	$(63)	(3.0%)	$4,989	$5,271	$(282)	(5.4%)
For the workers' compensation business, each SPC has in place its own external reinsurance coverage. The healthcare professional liability business is assumed net of reinsurance from our Specialty P&C segment; therefore, there are no ceded premiums related to the healthcare professional liability business reflected in the table above. The risk retention for each loss occurrence for the workers' compensation business ranges from $0.3 million to $0.4 million based on the program, with limits up to $119.7 million. In addition, each program has aggregate reinsurance coverage between $1.1 million and $2.1 million on a program year basis. Premiums ceded under our SPC reinsurance treaty are based on premiums written during the treaty period. The change in ceded premiums written during the three and six months ended June 30, 2023 as compared to the same respective periods of 2022 primarily reflected the decrease in workers' compensation gross premiums written and the impact of rate changes under the external reinsurance treaty. External reinsurance rates vary based on the alternative market program.
Ceded Premiums Ratio
Ceded premiums ratio was as follows:

	Three Months Ended June 30			Six Months Ended June 30
	2023	2022	Change	2023	2022	Change
Ceded premiums ratio	14.0%	13.9%	0.1 pts	14.4%	14.4%	— pts
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
Gross, ceded and net premiums earned were as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2023	2022	Change		2023	2022	Change
Gross premiums earned	$26,390	$18,596	$7,794	41.9%	$43,993	$40,260	$3,733	9.3%
Less: Ceded premiums earned	2,296	2,374	(78)	(3.3%)	4,599	4,724	(125)	(2.6%)
Net premiums earned	$24,094	$16,222	$7,872	48.5%	$39,394	$35,536	$3,858	10.9%
Net premiums earned increased during the three and six months ended June 30, 2023 as compared to the same respective periods of 2022, primarily reflecting the healthcare professional liability tail premium written and fully earned during the second quarter of 2023, partially offset by a reduction in workers' compensation net premiums earned.

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
Calendar year and current accident year net loss ratios for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30				Six Months Ended June 30
	2023	2022	Change		2023	2022	Change
Calendar year net loss ratio	57.3%	57.2%	0.1	pts	56.5%	58.4%	(1.9	pts)
Less impact of prior accident years on the net loss ratio	(5.6%)	(13.5%)	7.9	pts	(7.2%)	(8.9%)	1.7	pts
Current accident year net loss ratio	62.9%	70.7%	(7.8	pts)	63.7%	67.3%	(3.6	pts)
Less estimated ratio increase (decrease) attributable to:
Change in estimated aggregate reinsurance	0.1%	2.4%	(2.3	pts)	0.1%	1.7%	(1.6	pts)
Current accident year net loss ratio, excluding the effect of the change in estimated aggregate reinsurance	62.8%	68.3%	(5.5	pts)	63.6%	65.6%	(2.0	pts)
During the 2023 and 2022 three- and six-month periods, we decreased our estimate of aggregate reinsurance, which increased our current accident year net loss ratio 0.1 percentage points in both of the 2023 three- and six-month periods as compared to 2.4 and 1.7 percentage points for the same respective periods of 2022. See additional information regarding the SPC's aggregate reinsurance agreements in our Liquidity section under the heading "Operating Activities and Related Cash Flows."
The current accident year net loss ratios, excluding the effect of changes in estimated aggregate reinsurance, decreased in the 2023 three- and six-month periods reflecting a decrease in the workers' compensation current accident year net loss ratio, partially offset by an increase in the healthcare professional liability current accident year net loss ratio. The decrease in the workers' compensation current accident year net loss ratio for the 2023 three- and six-month periods primarily reflects a reduction in claim frequency and severity, partially offset by the continuation of intense price competition and the resulting renewal rate decreases. The increase in the healthcare professional liability current accident year net loss ratio for the 2023 three- and six-month periods primarily reflected the effect of the tail coverage written and fully earned during the second quarter of 2023 related to one program in which we do not participate in the underwriting results.
Calendar year incurred losses (excluding IBNR) ceded to our external reinsurers decreased $8.6 million and $7.2 million for the three and six months ended June 30, 2023, respectively, as compared to the same respective periods of 2022. Current accident year ceded incurred losses (excluding IBNR) decreased $6.7 million and $6.8 million for the 2023 three- and six-month periods, respectively, as compared to the same respective periods of 2022.
We recognized net favorable prior year reserve development of $1.3 million and $2.9 million for the three and six months ended June 30, 2023, respectively, as compared to $2.2 million and $3.2 million for the same respective periods of 2022. The net favorable development for the three and six months ended June 30, 2023 entirely related to the workers' compensation business and reflected overall favorable trends in claim closing patterns primarily in accident years 2018 through 2021. The net favorable prior year reserve development for the three and six months ended June 30, 2022 also related entirely to the workers’ compensation business which primarily reflected overall favorable claim trends in claim closing patterns in accident years 2019 and 2020.

Underwriting, Policy Acquisition and Operating Expenses
Our Segregated Portfolio Cell Reinsurance segment underwriting, policy acquisition and operating expenses were comprised as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2023	2022	Change		2023	2022	Change
DPAC amortization	$6,030	$4,859	$1,171	24.1%	$10,606	$10,152	$454	4.5%
Policyholder dividend expense	108	13	95	730.8%	141	79	62	78.5%
Other underwriting and operating expenses	400	365	35	9.6%	828	(626)	1,454	232.3%
Total	$6,538	$5,237	$1,301	24.8%	$11,575	$9,605	$1,970	20.5%
DPAC amortization primarily represents ceding commissions, which vary by program and are paid to our Workers' Compensation Insurance and Specialty P&C segments for premiums assumed. Ceding commissions include an amount for fronting fees, commissions, premium taxes and risk management fees, which are reported as an offset to underwriting, policy acquisition and operating expenses within our Workers' Compensation Insurance and Specialty P&C segments. In addition, ceding commissions paid to our Workers' Compensation Insurance segment include cell rental fees which are recorded as other income and claims administration fees which are recorded as ceded ULAE within our Workers' Compensation Insurance segment. The increase in DPAC amortization in the 2023 three- and six-month periods as compared to the same respective periods of 2022 primarily reflected an increase in earned premium, driven by the healthcare professional liability tail coverage written and fully earned during the second quarter of 2023.
The increase in policyholder dividend expense for the 2023 three- and six-month periods as compared to the same respective periods of 2022 primarily reflects changes in estimated dividends for one SPC program, in which we do not participate in the underwriting results.
Other underwriting and operating expenses primarily include bank fees, professional fees and changes in the allowance for expected credit losses. Other underwriting and operating expenses remained relatively unchanged for the 2023 three-month period and increased for the 2023 six-month period due to the collection in 2022 of a large customer account balance that was previously written off in 2021. Excluding the impact of a reduction in the allowance for credit losses, other underwriting and operating expenses for the 2023 six-month period were relatively unchanged as compared to the same period of 2022.
Underwriting Expense Ratio (the Expense Ratio)
The underwriting expense ratio included the impact of the following:

	Three Months Ended June 30			Six Months Ended June 30
	2023	2022	Change	2023	2022	Change
Underwriting expense ratio, as reported	27.1%	32.3%	(5.2 pts)	29.4%	27.0%	2.4 pts
Less: impact of audit premium on expense ratio	(1.1%)	(2.6%)	1.5 pts	(1.6%)	(2.2%)	0.6 pts
Underwriting expense ratio, excluding the effect of audit premium	28.2%	34.9%	(6.7 pts)	31.0%	29.2%	1.8 pts
Excluding the effect of audit premium, the underwriting expense ratios decreased for the 2023 three-month period and increased for the 2023 six-month period as compared the same respective periods of 2022. The decrease in the 2023 three-month period primarily reflected the impact of the healthcare professional liability tail coverage, as previously discussed, which was fully earned during the quarter and is subject to a lower ceding commission. The increase in the underwriting expense ratio for the 2023 six-month period was primarily driven by the prior year impact of a reduction in the allowance for credit losses for one program in which we do not participate in the underwriting results, as previously discussed, partially offset by the impact of the tail coverage premium in the current period.

Segment Results - Lloyd's Syndicates
Our Lloyd's Syndicates segment includes the results from our participation in Syndicate 1729 and Syndicate 6131 at Lloyd's of London. In addition to our participation in Syndicate results, we have investments in our Lloyd's Syndicates referred to as FAL. For the 2023 underwriting year, our FAL was comprised of investment securities and cash and cash equivalents deposited with Lloyd's which at June 30, 2023 had a fair value of approximately $19.3 million, as discussed in Note 3 of the Notes to Condensed Consolidated Financial Statements. During the second quarter of 2023 we received a return of approximately $4.1 million of cash from our FAL balances related to the settlement of our participation in the results of Syndicate 1729 and Syndicate 6131 for the 2020 underwriting year.
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
In addition to the results of our participation in Lloyd's Syndicates, as discussed above, our Lloyd's Syndicates segment also includes 100% of the results of our wholly owned subsidiaries that support our operations at Lloyd's. For the three and six months ended June 30, 2023 and 2022, the results of our Lloyd's Syndicates segment were as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2023	2022	Change		2023	2022	Change
Gross premiums written	$4,997	$4,081	$916	22.4%	$8,486	$9,897	$(1,411)	(14.3%)
Less: Ceded premiums written	1,893	1,018	875	86.0%	2,057	1,240	817	65.9%
Net premiums written	$3,104	$3,063	$41	1.3%	$6,429	$8,657	$(2,228)	(25.7%)
Net premiums earned	$3,848	$5,793	$(1,945)	(33.6%)	$8,189	$13,539	$(5,350)	(39.5%)
Net investment income	137	143	(6)	(4.2%)	325	355	(30)	(8.5%)
Net investment gains (losses)	33	(485)	518	106.8%	22	(884)	906	102.5%
Other income (expense)	5	129	(124)	(96.1%)	2	263	(261)	(99.2%)
Net losses and loss adjustment expenses	(2,436)	(3,449)	1,013	(29.4%)	(4,414)	(8,212)	3,798	(46.2%)
Underwriting, policy acquisition and operating expenses	(1,434)	(1,508)	74	(4.9%)	(3,155)	(4,218)	1,063	(25.2%)
Segment results	$153	$623	$(470)	(75.4%)	$969	$843	$126	14.9%
Net loss ratio	63.3%	59.5%	3.8 pts		53.9%	60.7%	(6.8 pts)
Underwriting expense ratio	37.3%	26.0%	11.3 pts		38.5%	31.2%	7.3 pts
Premiums
Net premiums written remained relatively unchanged for the 2023 three-month period and decreased for the 2023 six-month period as compared to the same respective periods of 2022. The decrease in net premiums written during the 2023 six-month period as compared to the same period of 2022 was driven by our ceased participation in Syndicate 6131 for the 2022 underwriting year, partially offset by volume increases on renewal business and renewal pricing increases, primarily on casualty and property insurance coverages, as well as new business written, primarily on property insurance coverage. Net premiums earned decreased $1.9 million and $5.4 million during the 2023 three- and six-month periods, respectively, as compared to the same respective periods of 2022 primarily attributable to the pro rata effect of a reduction in net premiums written during the preceding twelve months.

Net Losses and Loss Adjustment Expenses
The following table summarizes calendar year net loss ratios by separating losses between the current accident year and all prior accident years. Net loss ratios for the period were as follows:

	Net Loss Ratios
	Three Months Ended June 30				Six Months Ended June 30
	2023	2022	Change		2023	2022	Change
Calendar year net loss ratio	63.3%	59.5%	3.8	pts	53.9%	60.7%	(6.8	pts)
Less: impact of prior accident years on the net loss ratio	39.5%	45.4%	(5.9	pts)	15.5%	30.8%	(15.3	pts)
Current accident year net loss ratio	23.8%	14.1%	9.7	pts	38.4%	29.9%	8.5	pts
The increase in the current accident year net loss ratios for the three and six months ended June 30, 2023 as compared to the same respective periods of 2022 was driven by certain catastrophe related losses. The increase for the six months ended June 30, 2023 was partially offset by higher reinsurance recoveries as a proportion of gross losses as compared to the prior year period.
We recognized $1.5 million and $1.3 million of unfavorable prior year development during the three and six months ended June 30, 2023, respectively, as compared to $2.6 million and $4.2 million for the same respective periods of 2022. The unfavorable prior year development for the three and six months ended June 30, 2023 was driven by higher than expected losses and development on certain large claims, primarily catastrophe related losses.
Underwriting, Policy Acquisition and Operating Expenses
For the 2023 three- and six-month periods, the underwriting expense ratio increased by 11.3 and 7.3 percentage points, respectively, as compared to the same respective periods of 2022 which primarily reflected the impact of the mix of policies earned from open underwriting years in which we participated at a higher degree and, to a lesser extent, an increase in operating expenses.

Segment Results - Corporate
Our Corporate segment includes our investment operations excluding those reported in our Segregated Portfolio Cell Reinsurance and Lloyd's Syndicates segments as discussed in Note 16 of the Notes to Consolidated Financial Statements in our December 31, 2022 report on Form 10-K. In addition, this segment includes corporate expenses, interest expense, U.S. income taxes and non-premium revenues generated outside of our insurance entities. Segment results for the three and six months ended June 30, 2023 exclude the change in fair value of contingent consideration and, for the three and six months ended June 30, 2022, transaction-related costs including the associated income tax benefit related to the NORCAL acquisition as we do not consider these items in assessing the financial performance of the segment. We did not incur any transaction-related costs during the three and six months ended June 30, 2023. For additional information on the NORCAL acquisition see Note 2 of the Notes to Consolidated Financial Statements in our December 31, 2022 report on Form 10-K. Segment results for our Corporate segment were net earnings of $22.7 million and $40.9 million for the three and six months ended June 30, 2023, respectively, as compared to a net loss of $2.4 million for the three months ended June 30, 2022 and net earnings of $3.6 million for the six months ended June 30, 2022 and included the following:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2023	2022	Change		2023	2022	Change
Net investment income	$30,910	$21,590	$9,320	43.2%	$60,611	$41,709	$18,902	45.3%
Equity in earnings (loss) of unconsolidated subsidiaries	$6,632	$5,180	$1,452	28.0%	$5,511	$12,799	$(7,288)	(56.9%)
Net investment gains (losses)	$(281)	$(20,617)	$20,336	(98.6%)	$481	$(33,013)	$33,494	101.5%
Other income	$2,173	$3,626	$(1,453)	(40.1%)	$2,500	$5,691	$(3,191)	(56.1%)
Operating expense	$8,275	$9,019	$(744)	(8.2%)	$16,477	$17,756	$(1,279)	(7.2%)
Interest expense	$5,502	$4,919	$583	11.9%	$10,965	$9,360	$1,605	17.1%
Income tax expense (benefit)	$2,927	$(1,789)	$4,716	263.6%	$755	$(3,559)	$4,314	121.2%
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
Net investment income (loss) by investment category was as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2023	2022	Change		2023	2022	Change
Fixed maturities	$27,516	$21,600	$5,916	27.4%	$54,419	$42,700	$11,719	27.4%
Equities	1,105	967	138	14.3%	1,912	1,668	244	14.6%
Short-term investments, including Other	3,650	700	2,950	421.4%	6,675	1,104	5,571	504.6%
BOLI	459	261	198	75.9%	1,116	214	902	421.5%
Investment fees and expenses	(1,820)	(1,938)	118	(6.1%)	(3,511)	(3,977)	466	(11.7%)
Net investment income	$30,910	$21,590	$9,320	43.2%	$60,611	$41,709	$18,902	45.3%
Fixed Maturities
Income from our fixed maturities increased during the 2023 three- and six-month periods as compared to the same respective periods of 2022 driven by higher average book yields as we continue to reinvest at higher rates as our portfolio matures. However, average investment balances were approximately 1.7% and 0.7% lower for the 2023 three- and six-month periods, respectively, as compared to the same respective periods of 2022 as we have reduced the rate of reinvestment in order to allow for additional cash availability, primarily related to operating costs and the repurchase of our stock. See additional information on our operating cash flows in the Liquidity section under the heading "Cash Flows."

Average yields for our fixed maturity portfolio were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
Average income yield	3.0%	2.3%	3.0%	2.3%
Average tax equivalent income yield	3.0%	2.3%	3.0%	2.3%
Short-term Investments and Other Investments
Short-term investments, which have a maturity at purchase of one year or less are carried at fair value, which approximates their cost basis, and are primarily composed of investments in U.S. treasury obligations, commercial paper and money market funds. Income from our short-term and other investments increased during the 2023 three- and six-month periods as compared to the same respective periods of 2022 primarily due to higher yields given the increase in interest rates.
BOLI
We hold BOLI policies that are carried at the current cash surrender value of the policies, which includes the BOLI policies acquired from NORCAL. All insured individuals were members of ProAssurance or NORCAL management at the time the policies were acquired. Income from our BOLI policies increased in the 2023 three- and six-month periods as compared to the same respective periods of 2022 primarily attributable to an increase in the cash surrender value.
Equity in Earnings (Loss) of Unconsolidated Subsidiaries
Equity in earnings (loss) of unconsolidated subsidiaries was comprised as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2023	2022	Change		2023	2022	Change
All other investments, primarily investment fund LPs/LLCs	$8,143	$7,028	$1,115	15.9%	$7,376	$17,035	$(9,659)	(56.7%)
Tax credit partnerships	(1,511)	(1,848)	337	(18.2%)	(1,865)	(4,236)	2,371	(56.0%)
Equity in earnings (loss) of unconsolidated subsidiaries	$6,632	$5,180	$1,452	28.0%	$5,511	$12,799	$(7,288)	(56.9%)
We hold interests in certain LPs/LLCs that generate earnings from trading portfolios, secured debt, debt securities, multi-strategy funds and private equity investments. The performance of the LPs/LLCs is affected by the volatility of equity and credit markets. For our investments in LPs/LLCs, we record our allocable portion of the partnership operating income or loss as the results of the LPs/LLCs become available, typically following the end of a reporting period. Our investment results from our portfolio of investments in LPs/LLCs for the 2023 three-month period as compared to the same period of 2022 increased primarily due to the performance of two LPs which reflected higher market valuations during the fourth quarter of 2022 and first quarter of 2023. Our investment results for our portfolio of investments in LPs/LLCs decreased for the 2023 six-month period as compared to the same period of 2022 primarily due to the performance of one LP which reflected lower market valuations during the fourth quarter of 2022.
Our tax credit partnership investments are designed to generate returns in the form of tax credits and tax-deductible project operating losses and are comprised of qualified affordable housing project tax credit partnerships and a historic tax credit partnership. We account for our tax credit partnership investments under the equity method and record our allocable portion of the operating losses of the underlying properties based on estimates provided by the partnerships. For our qualified affordable housing project tax credit partnerships, we adjust our estimates of our allocable portion of operating losses periodically as actual operating results of the underlying properties become available. The primary benefits of tax credits and tax-deductible operating losses from the historic tax credit partnerships are earned in a short period with potential for additional cash flows extending over several years. The results from our tax credit partnership investments for the three and six months ended June 30, 2023 reflected lower partnership operating losses as compared to the same respective periods of 2022.

The tax benefits received from our tax credit partnerships, which are not reflected in our investment results, reduced our tax expense in 2023 and 2022 as follows:

	Three Months Ended June 30		Six Months Ended June 30
(In millions)	2023	2022	2023	2022
Tax credits recognized during the period	$—	$1.2	$—	$2.4
Tax benefit of tax credit partnership operating losses	$0.3	$0.4	$0.4	$0.9
For each of the three and six months ended June 30, 2023 we generated a nominal amount of tax credits from our tax credit partnership investments which were deferred to be utilized in future periods due to our expected consolidated loss calculated on a tax basis. For the three and six months ended June 30, 2022 the tax credits generated from our tax credit partnership investments of $1.2 million and $2.4 million were deferred to be utilized in future periods, respectively. Not included in the table above is $1.9 million and $2.0 million of tax credits recaptured from the 2019 tax year during the six months ended June 30, 2023 and 2022, respectively, due to the carryback of our estimated NOL for both periods to the 2021 tax year. The recaptured tax credits were earned in 2019 but not utilized until 2021 due to NOL's generated in both 2019 and 2020. As of June 30, 2023, we had approximately $53.2 million of available tax credit carryforwards generated from our investments in tax credit partnerships which we expect to utilize in future periods.
Tax credits provided by the underlying projects of our historic tax credit partnership are typically available in the tax year in which the project is put into active service, whereas the tax credits provided by qualified affordable housing project tax credit partnerships are provided over approximately a ten year period.
Net Investment Gains (Losses)
The following table provides detailed information regarding our net investment gains (losses).

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2023	2022	2023	2022
Total impairment losses
Corporate debt	$(48)	$(972)	$(2,984)	$(972)
Asset-backed securities	5	—	8	—
Portion of impairment losses recognized in other comprehensive income before taxes:
Corporate debt	—	419	—	419
Net impairment losses recognized in earnings	(43)	(553)	(2,976)	(553)
Gross realized gains, available-for-sale fixed maturities	460	256	539	1,361
Gross realized (losses), available-for-sale fixed maturities	(744)	(884)	(1,201)	(1,978)
Net realized gains (losses), equity investments	—	(5,235)	—	(5,928)
Net realized gains (losses), other investments	(2,116)	(760)	(1,887)	(110)
Change in unrealized holding gains (losses), equity investments	(2,308)	(3,095)	361	(13,347)
Change in unrealized holding gains (losses), convertible securities, carried at fair value as a part of other investments	2,929	(10,583)	4,061	(13,058)
Other	1,541	237	1,584	600
Net investment gains (losses)	$(281)	$(20,617)	$481	$(33,013)
For the three and six months ended June 30, 2023, we recognized a nominal amount and $3.0 million of credit-related impairment losses in earnings, respectively. We did not recognize any non-credit impairment losses in OCI during the three and six months ended June 30, 2023. The credit-related impairment losses recognized during the three and six months ended June 30, 2023 related to two corporate bonds in the financial sector. For the three and six months ended June 30, 2022 we recognized credit-related impairment losses of $0.6 million and non-credit impairments in OCI of $0.4 million. The credit-related and non-credit impairment losses in OCI during the three and six months ended June 30, 2022 related to a corporate bond in the consumer sector.
We recognized a nominal amount of net investment losses during the 2023 three-month period and $0.5 million of net investment gains during the 2023 six-month period. Net investment gains during the 2023 six-month period were driven by unrealized holding gains resulting from changes in the fair value of our convertible securities and, to a lesser extent, death benefit proceeds from a BOLI contract. During the 2022 three- and six-month periods, we recognized $20.6 million and $33.0 million of net investment losses, respectively, driven by unrealized holding losses resulting from changes in the fair value of our convertible securities and equity investments.

Other Income
Other income was $2.2 million and $2.5 million for the 2023 three- and six-month periods, respectively, as compared to $3.6 million and $5.7 million during the same respective periods of 2022. The decrease in other income for the 2023 three- and six-month periods was driven by the effect of foreign currency exchange rate losses recognized during the first half of 2023 as compared to foreign currency exchange rate gains recognized during the prior year periods. These foreign currency exchange rate changes resulted in a $2.9 million and $5.2 million decrease in other income for the 2023 three- and six-month periods, respectively, as compared to the same respective periods of 2022 and are related to foreign currency denominated loss reserves associated with premium assumed from an international medical professional liability insured in our Specialty P&C segment. We mitigate foreign exchange exposure by generally matching the currency and duration of associated investments to the corresponding loss reserves. In accordance with GAAP, the impact on the market value of available-for-sale fixed maturities due to changes in foreign currency exchange rates is reflected as part of OCI. Conversely, the impact of changes in foreign currency exchange rates on loss reserves is reflected through net income (loss) as a component of other income. The effect of exchange rate changes on foreign currency denominated loss reserves are reported in our Corporate segment to be consistent with the reporting of the foreign currency denominated invested assets and associated investment income.
Operating Expenses
Corporate segment operating expenses were comprised as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2023	2022	Change		2023	2022	Change
Operating expenses	$9,540	$10,474	$(934)	(8.9%)	$19,456	$21,154	$(1,698)	(8.0%)
Management fee offset	(1,265)	(1,455)	190	(13.1%)	(2,979)	(3,398)	419	(12.3%)
Total	$8,275	$9,019	$(744)	(8.2%)	$16,477	$17,756	$(1,279)	(7.2%)
Operating expenses decreased for the 2023 three- and six-month periods by $0.9 million and $1.7 million, respectively, as compared to the same respective periods of 2022 primarily due to a decrease in compensation-related costs and, to a lesser extent, a decrease in professional fees. The decrease in compensation-related costs during the 2023 three- and six-month periods primarily reflected a decrease in amounts accrued for performance-related incentive plans due to the decline of the related performance metrics. In addition, the decrease in compensation-related costs during the 2023 three- and six-month periods reflected a decrease in segment headcount due to organizational structure changes and the movement of certain employees to the Specialty P&C segment beginning in the third quarter of 2022. The decrease in professional fees during the 2023 six-month period was primarily attributable to a decrease in employee placement fees as a result of filling open positions across the organization in 2022.
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

Interest Expense
Consolidated interest expense for the three and six months ended June 30, 2023 and 2022 was comprised as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2023	2022	Change		2023	2022	Change
Senior Notes due 2023	$3,357	$3,357	$—	—%	$6,714	$6,714	$—	—%
Contribution Certificates (including accretion)(1)	1,884	1,679	205	12.2%	3,743	3,532	211	6.0%
Revolving Credit Agreement (including fees and amortization)(2)	261	273	(12)	(4.4%)	508	519	(11)	(2.1%)
(Gain)/loss on interest rate cap	—	(390)	390	nm	—	(1,405)	1,405	nm
Interest expense	$5,502	$4,919	$583	11.9%	$10,965	$9,360	$1,605	17.1%
(1) Includes accretion of approximately $0.5 million and $0.9 million for the three and six months ended June 30, 2023, respectively, as compared to $0.4 million and $0.9 million during the same respective periods of 2022, which is recorded as an increase to interest expense as a result of the difference between the recorded acquisition date fair value and the principal balance of the Contribution Certificates associated with our acquisition of NORCAL.

(2) There were no outstanding borrowings on our Revolving Credit Agreement during the three and six months ended June 30, 2023 or 2022. Interest expense in both the 2023 and 2022 three- and six-month periods primarily reflected unused commitment fees.

Consolidated interest expense increased during the three and six months ended June 30, 2023 as compared to the same respective periods of 2022 driven by the prior year impact of the change in fair value of our interest rate cap which was terminated in the second quarter of 2022. See further discussion of our previous interest rate cap agreement in Note 3 of the Notes to Consolidated Financial Statements in our December 31, 2022 report on Form 10-K and further discussion on our outstanding debt in Note 7 of the Notes to Condensed Consolidated Financial Statements.

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

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2023	2022	2023	2022
Corporate segment income tax expense (benefit)	$2,927	$(1,789)	$755	$(3,559)
Income tax expense (benefit) - transaction-related costs*	—	(144)	—	(391)
Consolidated income tax expense (benefit)	$2,927	$(1,933)	$755	$(3,950)
*Represents the income tax benefit associated with the transaction-related costs related to our acquisition of NORCAL that are not included in a segment as we do not consider these costs in assessing the financial performance of any of our operating or reportable segments. See Note 12 of the Notes to Condensed Consolidated Financial Statements for a reconciliation of our segment results to our consolidated results.

Listed below are the primary factors affecting our consolidated effective tax rate for the three and six months ended June 30, 2023 and 2022. The comparability of each factor's impact on our effective tax rate is affected by the consolidated pre-tax income recognized during the three and six months ended June 30, 2023 as compared to the consolidated pre-tax loss recognized during the same respective periods of 2022. Factors that have the same directional impact on income tax expense in each period have an opposite impact on our effective tax rate due to the effective tax rate being calculated based upon a pre-tax income during the three and six months ended June 30, 2023 versus the pre-tax loss during the same respective periods of 2022. These factors include the following:

	Three Months Ended June 30
	2023		2022
($ in thousands)	Income tax (benefit) expense	Rate Impact	Income tax (benefit) expense	Rate Impact
Computed "expected" tax expense (benefit) at statutory rate	$2,847	21.0%	$(754)	21.0%
Tax-exempt income (1)	(186)	(1.4%)	(381)	10.6%
Tax credits	(29)	(0.2%)	(1,198)	33.4%
Non-U.S. operating results	(35)	(0.3%)	(131)	3.7%
Non-taxable contingent consideration (2)	(420)	(3.1%)	—	—%
Estimated annual tax rate differential (3)	142	1.0%	—	—%
State Income Taxes	591	4.4%	225	(6.3%)
Other	17	0.2%	306	(8.6%)
Total income tax expense (benefit)	$2,927	21.6%	$(1,933)	53.8%

	Six Months Ended June 30
	2023		2022
($ in thousands)	Income tax (benefit) expense	Rate Impact	Income tax (benefit) expense	Rate Impact
Computed "expected" tax expense (benefit) at statutory rate	$1,094	21.0%	$(1,925)	21.0%
Tax-exempt income (1)	(504)	(9.6%)	(476)	5.2%
Tax credits	(72)	(1.4%)	(2,403)	26.2%
Non-U.S. operating results	(203)	(3.9%)	(177)	2.0%
Tax deficiency (excess tax benefit) on share-based compensation	188	3.6%	341	(3.7%)
Non-taxable contingent consideration (2)	(840)	(16.1%)	—	—%
Change in uncertain tax positions	46	0.9%	40	(0.4%)
Estimated annual tax rate differential (3)	1,573	30.2%	—	—%
State Income Taxes	48	0.9%	165	(1.8%)
Interest Income from IRS refunds	(333)	(6.4%)	—	—%
Other	(242)	(4.7%)	485	(5.4%)
Total income tax expense (benefit)	$755	14.5%	$(3,950)	43.1%
(1) Includes tax-exempt interest, dividends received deduction and change in cash surrender value of BOLI.
(2) Represents the tax impact of the $2 million and $4 million for the three and six months ended June 30, 2023, respectively, decrease in the contingent consideration liability issued in connection with the NORCAL acquisition, all of which are non-taxable. See further discussion on the contingent consideration in Note 2 of the Notes to Condensed Consolidated Financial Statements and in Note 2 of the Notes to Consolidated Financial Statements in our December 31, 2022 report on Form 10-K.
(3) Represents the tax rate differential between our actual effective tax rate for the three and six months ended June 30, 2023 and our projected annual effective tax rate as of June 30, 2023 as calculated under the estimated annual effective tax rate method. There was no tax rate differential recorded for the three and six months ended June 30, 2022 as we utilized the discrete effective tax rate method at June 30, 2022 (see further discussion on this method in the Critical Accounting Estimates section under the heading "Estimation of Taxes/Tax Credits").
For the three and six months ended June 30, 2023, the provision (benefit) for income taxes and the effective tax rate were determined utilizing the estimated annual effective tax rate method which is based upon our current estimate of our annual effective tax rate at the end of each quarterly reporting period (the projected annual effective tax rate) plus the impact of certain discrete items that are not included in the projected annual effective tax rate. For the three and six months ended June 30, 2022, we utilized the discrete effective tax rate method for recording the provision (benefit) for income taxes which treats the income tax expense (benefit) for the period as if it were the income tax expense (benefit) for the full year and determines the income tax expense (benefit) on that basis. See further discussion on the methods utilized to compute interim taxes in the Critical Accounting Estimates section under the heading "Estimation of Taxes/Tax Credits." Our effective tax rates for both the 2023 three- and six-month periods were different from the statutory federal income tax rate of 21% primarily due to the estimated tax rate differential between our actual effective tax rate for the three and six months ended June 30, 2023 and our projected annual effective tax rate as of June 30, 2023 as calculated under the estimated annual effective tax rate method. In addition, our effective tax rates for both the 2023 three- and six-month periods were impacted by the $2 million and $4 million, respectively, decrease in the contingent consideration liability related to the NORCAL acquisition, all of which was non-taxable. See further discussion on our contingent consideration in Note 2 of the Notes to Condensed Consolidated Financial Statements. Our effective tax rates for both the 2022 three- and six-month periods were different from the statutory federal income tax rate of 21% primarily due to the benefit recognized from the tax credits transferred to us from our tax credit partnership investments. There were no other individually significant items impacting our effective tax rates for the 2023 and 2022 three- and six-month periods.
Our effective tax rate for the 2023 six-month period, as shown in the table above, differed from our projected annual effective tax rate of 16.2% due to certain discrete items. These discrete items decreased our effective tax rate by 1.7% for the 2023 six-month period and were comprised of individually insignificant components.

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
The following tables summarize estimated changes in the fair value of our available-for-sale fixed maturity securities for specific hypothetical changes in interest rates by asset class at June 30, 2023 and December 31, 2022. There are principally two factors that determine interest rates on a given security: changes in the level of yield curves and credit spreads. As different asset classes can be affected in different ways by movements in those two factors, we have separated our portfolio by asset class in the following tables.

	Interest Rate Shift in Basis Points
	June 30, 2023
($ in millions)	(200)	(100)	Current	100	200
Fair Value:
Fixed maturities, available-for-sale:
U.S. Treasury obligations	$245	$237	$230	$223	$217
U.S. Government-sponsored enterprise obligations	20	19	19	18	18
State and municipal bonds	476	458	440	423	406
Corporate debt	1,808	1,747	1,689	1,634	1,581
Asset-backed securities	1,034	1,004	974	944	915
Total fixed maturities, available-for-sale	$3,583	$3,465	$3,352	$3,242	$3,137

Duration:
Fixed maturities, available-for-sale:
U.S. Treasury obligations	3.17	3.08	3.00	2.93	2.86
U.S. Government-sponsored enterprise obligations	3.13	3.16	3.14	3.08	3.02
State and municipal bonds	3.79	3.87	3.97	4.10	4.20
Corporate debt	3.51	3.48	3.44	3.39	3.32
Asset-backed securities	2.82	2.91	2.98	3.01	2.99
Total fixed maturities, available-for-sale	3.32	3.34	3.34	3.34	3.30

	Interest Rate Shift in Basis Points
	December 31, 2022
($ in millions)	(200)	(100)	Current	100	200
Fair Value:
Fixed maturities, available-for-sale:
U.S. Treasury obligations	$236	$229	$222	$215	$208
U.S. Government-sponsored enterprise obligations	21	21	20	19	19
State and municipal bonds	476	458	439	422	404
Corporate debt	1,919	1,848	1,781	1,718	1,658
Asset-backed securities	1,072	1,041	1,010	979	949
Total fixed maturities, available-for-sale	$3,724	$3,597	$3,472	$3,353	$3,238

Duration:
Fixed maturities, available-for-sale:
U.S. Treasury obligations	3.41	3.36	3.30	3.25	3.20
U.S. Government-sponsored enterprise obligations	3.41	3.45	3.43	3.38	3.32
State and municipal bonds	3.91	3.99	4.10	4.21	4.30
Corporate debt	3.79	3.74	3.68	3.60	3.52
Asset-backed securities	2.76	2.87	2.97	3.00	3.01
Total fixed maturities, available-for-sale	3.48	3.50	3.50	3.48	3.45
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
At June 30, 2023, our fixed maturities portfolio includes fixed maturities classified as trading securities which do not have a significant amount of exposure to market interest rates or credit spreads.
Our cash and short-term investments at June 30, 2023 were carried at fair value which approximates their cost basis due to their short-term nature. Our cash and short-term investments lack significant interest rate sensitivity due to their short duration.
Debt
We are exposed to interest rate risk due to variability in the base rate on borrowings under our amended Revolving Credit Agreement and Term Loan. See further information regarding the amended Revolving Credit Agreement and Term Loan in Note 7 of the Notes to Condensed Consolidated Financial Statements. Borrowings under our amended Revolving Credit Agreement and Term Loan accrue interest at a selected SOFR base rate, adjusted by a margin. To manage our exposure to interest rate risk on any borrowings under these agreements, we entered into two Interest Rate Swaps which effectively fix the base rate on borrowings under the amended Revolving Credit Agreement and Term Loan to 3.187% and 3.207%, respectively. See further information regarding the Interest Rate Swaps in Note 7 of the Notes to Condensed Consolidated Financial Statements. As of June 30, 2023, no borrowings were outstanding under our Revolving Credit Agreement.
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
As of June 30, 2023, 92% of our fixed maturity securities were rated investment grade as determined by NRSROs, such as Fitch, Moody’s and Standard & Poor’s. We believe that this concentration in investment grade securities reduces our exposure to credit risk on our fixed income investments to an acceptable level. However, investment grade securities, in spite of their rating, can rapidly deteriorate and result in significant losses. Ratings published by the NRSROs are one of the tools used to evaluate the creditworthiness of our securities. The ratings reflect the subjective opinion of the rating agencies as to the creditworthiness of the securities; therefore, we may be subject to additional credit exposure should the ratings prove to be unreliable.
We also have exposure to credit risk related to our premiums receivable and receivables from reinsurers; however, to-date we have not experienced any significant amount of credit losses. At June 30, 2023, our premiums receivable was approximately $259 million, net of an allowance for expected credit losses of approximately $8 million. See Note 1 of the Notes to Consolidated Financial Statements in our December 31, 2022 report on Form 10-K for further information on our allowance for expected credit losses related to our premiums receivable. Our receivables from reinsurers (with regard to both paid and unpaid losses) approximated $452 million at June 30, 2023 and $447 million at December 31, 2022. We monitor the credit risk associated with our reinsurers using publicly available financial and rating agency data. We have not historically experienced material credit losses due to the financial condition of a reinsurer, and as of June 30, 2023 our expected credit losses associated with our receivables from reinsurers were nominal in amount.

ITEM 4. CONTROLS AND PROCEDURES.
The principal executive officer and principal financial officer of the Company participated in management’s evaluation of our disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of June 30, 2023. ProAssurance’s disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on that evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(a)Not applicable.
(b)Not applicable.
(c)Information required by Item 703 of Regulation S-K.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs* (In thousands)
April 1 - 30, 2023	—	N/A	—	$106,390
May 1 - 31, 2023	115,248	$12.20	115,248	$104,967
June 1 - 30, 2023	1,278,050	$14.36	1,278,050	$86,420
Total	1,393,298	$14.18	1,393,298
*Under its current plan begun in November 2010, the Board has authorized $600 million for the repurchase of common shares or the retirement of outstanding debt. This is ProAssurance’s only plan for the repurchase of common shares, and the plan has no expiration date.
ITEM 5. OTHER INFORMATION
During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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
August 8, 2023

/s/ Dana S. Hendricks
Dana S. Hendricks
Chief Financial Officer
(Duly authorized officer and principal financial officer)