Form 10-Q
period 2023-09-30
PROASSURANCE CORP
filed 2023-11-08
CIK 1127703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023 or

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
As of November 3, 2023, there were 50,969,343 shares of the registrant’s common stock outstanding.

Glossary of Terms and Acronyms

When the following terms and acronyms appear in the text of this report, they have the meanings indicated below.

Term	Meaning
AAD	Annual aggregate deductible
AOCI	Accumulated other comprehensive income (loss)
Board	Board of Directors of ProAssurance Corporation
BOLI	Business owned life insurance
CARES Act	Coronavirus Aid, Relief and Economic Security Act
Council of Lloyd's	The governing body for Lloyd's of London
CODM	Chief Operating Decision Maker
DDR	Death, disability and retirement
DPAC	Deferred policy acquisition costs
Eastern Re	Eastern Re, LTD, S.P.C.
EBUB	Earned but unbilled premium
ECO/XPL	Extra-contractual obligations/excess of policy limit claims
ERC	Employee Retention Credit
FAL	Funds at Lloyd's
FASB	Financial Accounting Standards Board
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FNMA	Federal National Mortgage Association
FSMA	Financial Services and Markets Act
GAAP	Generally accepted accounting principles in the United States of America
GNMA	Government National Mortgage Association
HCPL	Healthcare professional liability
IBNR	Incurred but not reported
Inova Re	Inova Re, LTD, S.P.C.
Interest Rate Swaps	ProAssurance's two forward-starting interest rate swap agreements associated with its Revolving Credit Agreement and Term Loan
IRS	Internal Revenue Service
LIBOR	London Interbank Offered Rate
LLC	Limited liability company
Lloyd's	Lloyd's of London market
LP	Limited partnership
Medical Technology Liability	Medical technology and life sciences products liability
NAV	Net asset value
NOL	Net operating loss
NORCAL	NORCAL Insurance Company, formerly known as NORCAL Mutual Insurance Company
NRSRO	Nationally recognized statistical rating organization
NYSE	New York Stock Exchange
OCI	Other comprehensive income (loss)
PCAOB	Public Company Accounting Oversight Board
PPM RRG	Preferred Physicians Medical Risk Retention Group, a Mutual Insurance Company
Revolving Credit Agreement	ProAssurance's $250 million revolving credit agreement
ROE	Return on equity
ROU	Right-of-use
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
SPC	Segregated portfolio cell

Term	Meaning
Specialty P&C	Specialty Property and Casualty
Syndicate 1729	Lloyd's of London Syndicate 1729
Syndicate 6131	Lloyd's of London Syndicate 6131 was a Special Purpose Arrangement with Lloyd's of London Syndicate 1729.
Syndicate Credit Agreement	Unconditional revolving credit agreement with the Premium Trust Fund of Syndicate 1729
TCJA	Tax Cuts and Jobs Act H.R.1 of 2017
Term Loan	ProAssurance's $125 million delayed draw term loan
U.K.	United Kingdom of Great Britain and Northern Ireland
ULAE	Unallocated loss adjustment expenses
VIE	Variable interest entity
VOBA	Value of business acquired

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

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share data)

	September 30, 2023	December 31, 2022
Assets
Investments
Fixed maturities, available-for-sale, at fair value (amortized cost, $3,742,234 and $3,852,411, respectively; allowance for expected credit losses, $560 as of September 30, 2023 and $427 as of December 31, 2022)	$3,355,312	$3,472,472
Fixed maturities, trading, at fair value (cost, $46,081 and $45,048, respectively)	45,999	43,434
Equity investments, at fair value (cost, $164,574 and $162,429, respectively)	143,920	143,738
Short-term investments	247,394	245,313
Business owned life insurance	77,502	81,746
Investment in unconsolidated subsidiaries	297,314	305,210
Other investments (at fair value, $59,612 and $92,447, respectively, otherwise at cost or amortized cost)	62,816	95,770
Total Investments	4,230,257	4,387,683
Cash and cash equivalents	62,110	29,959
Premiums receivable (allowance for expected credit losses, $7,921 as of September 30, 2023 and $7,658 as of December 31, 2022)	279,131	246,094
Receivable from reinsurers on paid losses and loss adjustment expenses	27,811	15,313
Receivable from reinsurers on unpaid losses and loss adjustment expenses	417,323	431,889
Prepaid reinsurance premiums	38,141	29,120
Deferred policy acquisition costs	67,257	58,148
Deferred tax asset, net	213,572	209,535
Real estate, net	29,990	29,968
Operating lease ROU assets	16,092	18,987
Intangible assets, net	61,939	66,835
Goodwill	5,500	49,610
Other assets	124,834	126,858
Total Assets	$5,573,957	$5,699,999
Liabilities and Shareholders' Equity
Liabilities
Policy liabilities and accruals
Reserve for losses and loss adjustment expenses	$3,395,651	$3,471,147
Unearned premiums	492,950	422,950
Reinsurance premiums payable	32,018	28,514
Total Policy Liabilities and Accruals	3,920,619	3,922,611
Operating lease liabilities	16,926	20,008
Other liabilities	197,990	226,379
Debt less unamortized debt issuance costs	426,579	426,983
Total Liabilities	4,562,114	4,595,981
Shareholders' Equity
Common shares (par value $0.01 per share, 100,000,000 shares authorized, 63,576,311 and 63,427,796 shares issued, respectively)	636	634
Additional paid-in capital	402,144	397,919
Accumulated other comprehensive income (loss) (net of deferred tax expense (benefit) of ($80,975) and ($80,810), respectively)	(296,839)	(298,607)
Retained earnings	1,375,604	1,423,286
Treasury shares, at cost (12,606,968 and 9,464,160 shares, respectively)	(469,702)	(419,214)
Total Shareholders' Equity	1,011,843	1,104,018
Total Liabilities and Shareholders' Equity	$5,573,957	$5,699,999
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Changes in Capital (Unaudited)
(In thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance at July 1, 2023	$636	$400,705	$(267,480)	$1,425,038	$(439,185)	$1,119,714
Common shares reacquired	—	—	—	—	(30,517)	(30,517)
Share-based compensation	—	1,443	—	—	—	1,443
Net effect of restricted and performance shares issued	—	(4)	—	—	—	(4)
Other comprehensive income (loss)	—	—	(29,359)	—	—	(29,359)
Net income (loss)	—	—	—	(49,434)	—	(49,434)
Balance at September 30, 2023	$636	$402,144	$(296,839)	$1,375,604	$(469,702)	$1,011,843

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2022	$634	$397,919	$(298,607)	$1,423,286	$(419,214)	$1,104,018
Common shares reacquired	—	—	—	—	(50,488)	(50,488)
Common shares issued for compensation	—	1,064	—	—	—	1,064
Share-based compensation	—	3,817	—	—	—	3,817
Net effect of restricted and performance shares issued	2	(656)	—	—	—	(654)
Dividends to shareholders	—	—	—	(2,701)	—	(2,701)
Other comprehensive income (loss)	—	—	1,768	—	—	1,768
Net income (loss)	—	—	—	(44,981)	—	(44,981)
Balance at September 30, 2023	$636	$402,144	$(296,839)	$1,375,604	$(469,702)	$1,011,843
Continued on the following page.

Continued from the previous page.

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance at July 1, 2022	$634	$395,540	$(234,188)	$1,423,865	$(415,962)	$1,169,889
Common shares reacquired	—	—	—	—	(3,252)	(3,252)
Share-based compensation	—	1,291	—	—	—	1,291
Net effect of restricted and performance shares issued	—	(56)	—	—	—	(56)
Dividends to shareholders	—	—	—	(2,698)	—	(2,698)
Other comprehensive income (loss)	—	—	(90,053)	—	—	(90,053)
Net income (loss)	—	—	—	(9,125)	—	(9,125)
Balance at September 30, 2022	$634	$396,775	$(324,241)	$1,412,042	$(419,214)	$1,065,996

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2021	$633	$392,941	$16,284	$1,434,491	$(415,962)	$1,428,387
Common shares reacquired	—	—	—	—	(3,252)	(3,252)
Common shares issued for compensation	—	1,068	—	—	—	1,068
Share-based compensation	—	3,681	—	—	—	3,681
Net effect of restricted and performance shares issued	1	(915)	—	—	—	(914)
Dividends to shareholders	—	—	—	(8,105)	—	(8,105)
Other comprehensive income (loss)	—	—	(340,525)	—	—	(340,525)
Net income (loss)	—	—	—	(14,344)	—	(14,344)
Balance at September 30, 2022	$634	$396,775	$(324,241)	$1,412,042	$(419,214)	$1,065,996
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
Revenues
Net premiums earned	$242,420	$258,355	$730,068	$771,337
Net investment income	32,754	24,745	94,714	67,132
Equity in earnings (loss) of unconsolidated subsidiaries	(61)	(6,852)	5,450	5,948
Net investment gains (losses):
Impairment losses	(141)	—	(3,117)	(972)
Portion of impairment losses recognized in other comprehensive income (loss) before taxes	—	—	—	419
Net impairment losses recognized in earnings	(141)	—	(3,117)	(553)
Other net investment gains (losses)	(2,561)	(8,262)	6,273	(45,099)
Total net investment gains (losses)	(2,702)	(8,262)	3,156	(45,652)
Other income	3,336	5,097	6,864	13,215
Total revenues	275,747	273,083	840,252	811,980
Expenses
Net losses and loss adjustment expenses	208,891	198,073	605,245	585,166
Underwriting, policy acquisition and operating expenses:
Operating expense	41,132	45,847	118,394	127,595
DPAC amortization	32,882	34,832	100,385	102,193
SPC U.S. federal income tax expense (benefit)	(175)	433	1,351	1,424
SPC dividend expense (income)	(2,518)	183	3,171	1,697
Interest expense	5,514	5,513	16,478	14,872
Goodwill impairment	44,110	—	44,110	—
Total expenses	329,836	284,881	889,134	832,947
Income (loss) before income taxes	(54,089)	(11,798)	(48,882)	(20,967)
Provision for income taxes:
Current expense (benefit)	(1,228)	1,953	(453)	1,411
Deferred expense (benefit)	(3,427)	(4,626)	(3,448)	(8,034)
Total income tax expense (benefit)	(4,655)	(2,673)	(3,901)	(6,623)
Net income (loss)	(49,434)	(9,125)	(44,981)	(14,344)
Other comprehensive income (loss), after tax, net of reclassification adjustments	(29,359)	(90,053)	1,768	(340,525)
Comprehensive income (loss)	$(78,793)	$(99,178)	$(43,213)	$(354,869)
Earnings (loss) per share:
Basic	$(0.95)	$(0.17)	$(0.85)	$(0.27)
Diluted	$(0.95)	$(0.17)	$(0.85)	$(0.27)
Weighted average number of common shares outstanding:
Basic	51,837	53,990	53,205	54,023
Diluted	52,006	54,124	53,339	54,151
Cash dividends declared per common share	$—	$0.05	$0.05	$0.15
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended September 30
	2023	2022
Operating Activities
Net income (loss)	$(44,981)	$(14,344)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Goodwill impairment	44,110	—
Depreciation and amortization, net of accretion	20,085	30,046
(Increase) decrease in cash surrender value of BOLI	4,244	528
Net investment (gains) losses	(3,156)	45,652
Share-based compensation	3,817	3,681
Deferred income tax expense (benefit)	(3,448)	(8,034)
Policy acquisition costs, net of amortization (net deferral)	(9,109)	(6,077)
Equity in (earnings) loss of unconsolidated subsidiaries	(5,450)	(5,948)
Distributed earnings from unconsolidated subsidiaries	7,048	28,500
Other, net	884	(534)
Change in:
Premiums receivable	(33,037)	(30,822)
Reinsurance related assets and liabilities	(3,449)	(6,533)
Other assets	5,320	16,506
Reserve for losses and loss adjustment expenses	(75,496)	(35,012)
Unearned premiums	70,000	42,309
Other liabilities	(24,023)	(53,245)
Net cash provided (used) by operating activities	(46,641)	6,673
Investing Activities
Purchases of:
Fixed maturities, available-for-sale	(261,485)	(486,130)
Equity investments	(1,354)	(34,815)
Other investments	(31,845)	(27,576)
Investment in unconsolidated subsidiaries	(17,674)	(25,445)
Proceeds from sales or maturities of:
Fixed maturities, available-for-sale	354,605	433,423
Equity investments	2,633	77,952
Other investments	67,411	22,333
Net sales or (purchases) of fixed maturities, trading	(2,586)	(756)
Return of invested capital from unconsolidated subsidiaries	23,971	33,284
Net sales or maturities (purchases) of short-term investments	31	(72,495)
Unsettled security transactions, net change	4,312	(5,588)
Purchases of capital assets	(3,345)	(3,484)
Other	2,661	(2,452)
Net cash provided (used) by investing activities	137,335	(91,749)
Continued on the following page.

	Nine Months Ended September 30
	2023	2022
Continued from the previous page.
Financing Activities
Repurchase of common stock	(50,488)	(3,252)
Dividends to shareholders	(5,379)	(8,080)
Capital contribution received from (return of capital to) external segregated portfolio cell participants	50	(6,978)
Other	(2,726)	1,156
Net cash provided (used) by financing activities	(58,543)	(17,154)
Increase (decrease) in cash and cash equivalents	32,151	(102,230)
Cash and cash equivalents at beginning of period	29,959	143,602
Cash and cash equivalents at end of period	$62,110	$41,372
Significant Non-Cash Transactions
Dividends declared and not yet paid	$—	$2,698
Operating ROU assets obtained in exchange for operating lease liabilities	$—	$3,133
Increase (decrease) in fair value of contingent consideration issued in NORCAL acquisition	$(5,500)	$—
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2023

1. Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of ProAssurance Corporation, its wholly owned subsidiaries and VIEs in which ProAssurance is the primary beneficiary (ProAssurance, PRA or the Company). See Note 11 for more information on ProAssurance's VIE interests. The financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring adjustments, have been included. ProAssurance’s results for the nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes contained in ProAssurance’s December 31, 2022 report on Form 10-K.
Beginning in the third quarter of 2023, ProAssurance operates in four reportable segments as follows: Specialty P&C, Workers' Compensation Insurance, Segregated Portfolio Cell Reinsurance and Corporate. For more information on the Company's segment reporting, including the nature of products and services provided and financial information by segment, refer to Note 13.
Reclassifications
As a result of the third quarter 2023 segment reorganization, prior period segment information in Note 13 has been recast to conform to the Company's current segment reporting (see Note 13 for further information).
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

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2023
As of September 30, 2023, ProAssurance uses Interest Rate Swaps that are designated and qualify as highly effective cash flow hedges to manage its exposure to variability in cash flows of forecasted interest payments attributable to variability in the selected base rates on borrowings under the amended Revolving Credit Agreement. Changes in the fair value of derivatives that are designated and qualify as highly effective cash flow hedges are recorded in AOCI, net of tax, and are reclassified into earnings when the hedged cash flows impact earnings. When the change in the fair value of a qualifying cash flow hedge is included in earnings, it is included in the same line item on the Condensed Consolidated Statement of Income and Comprehensive Income as the cash flows from the hedged item. The Company has elected not to offset fair value amounts recognized for the Interest Rate Swaps and fair value of the amounts recognized to reclaim cash collateral or the obligation to return cash collateral executed with counterparties under a master netting arrangement. The cash flows of derivatives used in hedging relationships are classified as either operating, investing, or financing cash flows based on the classification of the hedged item.
Accounting Changes Adopted
Reference Rate Reform - Deferral of LIBOR Sunset Date (ASU 2022-06)
Effective for fiscal years beginning after December 31, 2022 and interim periods within those fiscal years, the FASB amended guidance which defers the LIBOR transition date from December 31, 2022 to December 31, 2024. As of September 30, 2023, ProAssurance has no exposure to LIBOR. ProAssurance adopted the guidance beginning January 1, 2023, and adoption had no material effect on ProAssurance's results of operations, financial position or cash flows.
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
Accounting Changes Not Yet Adopted
Disclosure Improvements (ASU 2023-06)
In October 2023, the FASB amended guidance to clarify or improve disclosure and presentation requirements of a variety of topics, which will allow users to more easily compare entities subject to the SEC's existing disclosures with those entities that were not previously subject to the requirements and align the requirements in the Codification with the SEC's regulations. The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X becomes effective, with early adoption prohibited. Adoption is not expected to have a material effect on ProAssurance's results of operations, financial position or cash flows.
Employee Retention Credit
In response to COVID-19, the CARES Act was signed into law on March 27, 2020 and contains several provisions for corporations, including the initial version of the ERC. In December 2020 and March 2021, the ERC was extended and expanded from 50% of qualified wages to 70%. The 2020 rules limited qualified wages to $10,000 per employee and applied to employers with 100 or fewer full-time employees in 2019. The rules were expanded in 2021 to raise the qualified wage limit to $10,000 per employee, per quarter. As an eligible employer, NORCAL filed a claim during the second quarter of 2023 for a payroll tax refund of approximately $3.8 million. The Company recorded the expected payroll tax refund as a component of operating expenses on the Condensed Consolidated Statement of Income and Comprehensive Income for the nine months ended September 30, 2023 and as a component of other assets on the Condensed Consolidated Balance Sheet as of September 30, 2023.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2023

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
Fair values of assets measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 are shown in the following tables. Where applicable, the tables also indicate the fair value hierarchy of the valuation techniques utilized to determine those fair values. For some assets, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. When this is the case, the asset is categorized based on the level of the most significant input to the fair value measurement. Assessments of the significance of a particular input to the fair value measurement require judgment and consideration of factors specific to the assets being valued. For more information on the valuation methodologies used regarding securities in the Level 2 and Level 3 categories, see Note 3 of the Notes to Consolidated Financial Statements in ProAssurance’s December 31, 2022 report on Form 10-K.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2023

	September 30, 2023
	Fair Value Measurements Using			Total
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Fixed maturities, available-for-sale
U.S. Treasury obligations	$—	$237,828	$—	$237,828
U.S. Government-sponsored enterprise obligations	—	18,871	—	18,871
State and municipal bonds	—	436,268	—	436,268
Corporate debt, multiple observable inputs	—	1,598,018	—	1,598,018
Corporate debt, limited observable inputs	—	—	65,960	65,960
Residential mortgage-backed securities	—	396,676	271	396,947
Agency commercial mortgage-backed securities	—	8,652	—	8,652
Other commercial mortgage-backed securities	—	185,809	—	185,809
Other asset-backed securities	—	406,018	941	406,959
Fixed maturities, trading	—	45,999	—	45,999
Equity investments
Financial	8,594	2,214	287	11,095
Utilities/Energy	845	—	—	845
Industrial	—	—	4,946	4,946
Bond funds	109,907	—	—	109,907
All other	17,127	—	—	17,127
Short-term investments	184,853	62,541	—	247,394
Other investments	1,074	56,150	2,388	59,612
Other assets	—	10,366	—	10,366
Total assets categorized within the fair value hierarchy	$322,400	$3,465,410	$74,793	3,862,603
Assets carried at NAV, which approximates fair value and which are not categorized within the fair value hierarchy, reported as a part of:
Investment in unconsolidated subsidiaries				264,681
Total assets at fair value				$4,127,284

Liabilities:
Other liabilities	$10,680	$—	$9,500	$20,180
Total liabilities categorized within the fair value hierarchy	$10,680	$—	$9,500	$20,180

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2023

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
September 30, 2023
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
Quantitative Information Regarding Level 3 Valuations
Below is a quantitative information regarding securities in the Level 3 category, by security type:

	Fair Value at
($ in thousands)	September 30, 2023	December 31, 2022	Valuation Technique	Unobservable Input	Range (Weighted Average)
Assets:
Corporate debt, limited observable inputs	$65,960	$63,973	Market Comparable Securities	Comparability Adjustment	0% - 5% (2.5%)
			Discounted Cash Flows	Comparability Adjustment	0% - 5% (2.5%)
Residential mortgage-backed securities	$271	$249	Market Comparable Securities	Comparability Adjustment	0% - 5% (2.5%)
			Discounted Cash Flows	Comparability Adjustment	0% - 5% (2.5%)
Other asset-backed securities	$941	$2,705	Market Comparable Securities	Comparability Adjustment	0% - 5% (2.5%)
			Discounted Cash Flows	Comparability Adjustment	0% - 5% (2.5%)
Equity investments	$5,233	$2,803	Discounted Cash Flows	Comparability Adjustment	0% - 10% (5%)
Other investments	$2,388	$1,783	Discounted Cash Flows	Comparability Adjustment	0% - 10% (5%)
Liabilities:
Other liabilities	$9,500	$15,000	Stochastic Model/Discounted Cash Flows	Weighted Average Cost of Capital	0% - 10% (9%)
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
September 30, 2023
Fair Value Measurements - Level 3 Assets & Liabilities
The following tables present summary information regarding changes in the fair value of assets and liabilities measured using Level 3 inputs.

	September 30, 2023
	Level 3 Fair Value Measurements
	Assets					Liabilities
(In thousands)	Corporate Debt	Asset-backed Securities	Equity Investments	Other Investments	Total Assets	Other Liabilities	Total Liabilities
Balance, June 30, 2023	$67,394	$1,229	$5,234	$500	$74,357	$(11,000)	$(11,000)
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Net investment gains (losses)	199	—	(1)	(152)	46	1,500	1,500
Included in other comprehensive income (loss)	(818)	(15)	—	—	(833)	—	—
Purchases	1,236	—	—	2,040	3,276	—	—
Sales	(1,188)	(2)	—	—	(1,190)	—	—
Transfers out	(863)	—	—	—	(863)	—	—
Balance, September 30, 2023	$65,960	$1,212	$5,233	$2,388	$74,793	$(9,500)	$(9,500)
Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets and liabilities held at period-end	$—	$—	$(1)	$(152)	$(153)	$—	$—

	September 30, 2023
	Level 3 Fair Value Measurements
	Assets					Liabilities
(In thousands)	Corporate Debt	Asset-backed Securities	Equity Investments	Other Investments	Total Assets	Other Liabilities	Total Liabilities
Balance, December 31, 2022	$63,973	$2,954	$2,803	$1,783	$71,513	$(15,000)	$(15,000)
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Net investment income (loss)	(23)	—	—	—	(23)	—	—
Net investment gains (losses)	212	—	(741)	(152)	(681)	4,500	4,500
Operating expense	—	—	—	—	—	1,000	1,000
Included in other comprehensive income (loss)	(751)	11	—	—	(740)	—	—
Purchases	11,642	1,863	3,171	2,040	18,716	—	—
Sales	(5,215)	(398)	—	—	(5,613)	—	—
Transfers in	11,220	1,779	—	—	12,999	—	—
Transfers out	(15,098)	(4,997)	—	(1,283)	(21,378)	—	—
Balance, September 30, 2023	$65,960	$1,212	$5,233	$2,388	$74,793	$(9,500)	$(9,500)
Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets and liabilities held at period-end	$—	$—	$(741)	$(152)	$(893)	$—	$—

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2023

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2023

	September 30, 2022
	Level 3 Fair Value Measurements
	Assets						Liabilities
(In thousands)	State and Municipal Bonds	Corporate Debt	Asset-backed Securities	Equity Investments	Other Investments	Total Assets	Other Liabilities	Total Liabilities
Balance, June 30, 2022	$—	$74,212	$4,038	$4,625	$901	$83,776	$(24,000)	$(24,000)
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Net investment income (loss)	—	(1)	2	—	—	1	—	—
Net investment gains (losses)	—	—	—	66	14	80	—	—
Included in other comprehensive income (loss)	(24)	(2,057)	(152)	—	—	(2,233)	—	—
Purchases	750	9,204	2,819	17	500	13,290	—	—
Sales	—	(1,777)	(90)	—	—	(1,867)	—	—
Transfers in	—	—	—	252	—	252	—	—
Transfers out	—	(21,427)	(2,444)	(2,193)	—	(26,064)	—	—
Balance, September 30, 2022	$726	$58,154	$4,173	$2,767	$1,415	$67,235	$(24,000)	$(24,000)
Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets and liabilities held at period-end	$—	$—	$—	$66	$14	$80	$—	$—

	September 30, 2022
	Level 3 Fair Value Measurements
		Assets					Liabilities
(In thousands)	State and Municipal Bonds	Corporate Debt	Asset-backed Securities	Equity Investments	Other Investments	Total Assets	Other Liabilities	Total Liabilities
Balance, December 31, 2021	$—	$47,129	$6,502	$2,500	$1,434	$57,565	$(24,000)	$(24,000)
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Net investment income (loss)	—	(1)	3	—	—	2	—	—
Net investment gains (losses)	—	—	—	66	(663)	(597)	—	—
Included in other comprehensive income (loss)	(24)	(4,369)	(589)	—	—	(4,982)	—	—
Purchases	750	27,702	9,877	17	1,983	40,329	—	—
Sales	—	(4,803)	(287)	—	(116)	(5,206)	—	—
Transfers in	—	18,828	570	2,377	529	22,304	—	—
Transfers out	—	(26,332)	(11,903)	(2,193)	(1,752)	(42,180)	—	—
Balance, September 30, 2022	$726	$58,154	$4,173	$2,767	$1,415	$67,235	$(24,000)	$(24,000)
Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets and liabilities held at period-end	$—	$—	$—	$66	$(709)	$(643)	$—	$—

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2023
Transfers
Transfers shown in the preceding Level 3 tables were as of the end of the period in which the transfer occurred. All transfers were to or from Level 2.
All transfers in and out of Level 3 during the three and nine months ended September 30, 2023 and 2022 related to securities held for which the level of market activity for identical or nearly identical securities varies from period to period. The securities were valued using multiple observable inputs when those inputs were available; otherwise the securities were valued using limited observable inputs.
Fair Values Not Categorized
At September 30, 2023 and December 31, 2022, certain LPs/LLCs and investment funds measure fund assets at fair value on a recurring basis and provide a NAV for ProAssurance's interest. The carrying value of these interests is based on the NAV provided and was considered to approximate the fair value of the interests. For investment in unconsolidated subsidiaries, ProAssurance recognizes any changes in the NAV of its interests in equity in earnings (loss) of unconsolidated subsidiaries during the period of change. In accordance with GAAP, the fair value of these investments was not classified within the fair value hierarchy. The amount of ProAssurance's unfunded contractual commitments related to these investments as of September 30, 2023 and fair values of these investments as of September 30, 2023 and December 31, 2022 were as follows:

	Unfunded Contractual Commitments	Fair Value
(In thousands)	September 30, 2023	September 30, 2023	December 31, 2022
Investment in unconsolidated subsidiaries:
Private debt funds (1)	$1,788	$19,763	$19,620
Long/short equity funds (2)	None	4,626	5,089
Non-public equity funds (3)	$46,837	140,140	144,560
Credit funds (4)	$30,635	49,982	49,245
Strategy focused funds (5)	$8,354	50,170	43,971
Total investments carried at NAV		$264,681	$262,485
Below is additional information regarding each of the investments listed in the table above as of September 30, 2023.
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
September 30, 2023
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
Nonrecurring Fair Value Measurement
During the third quarter of 2023, ProAssurance recognized a nonrecurring fair value measurement related to the goodwill in its Workers' Compensation Insurance reporting unit with a carrying value of $44.1 million prior to the fair value measurement. This nonrecurring fair value measurement resulted in the goodwill being written down to its implied fair value of zero resulting in an impairment of goodwill of $44.1 million. The inputs used in the fair value measurement were non-observable and, as such, were categorized as a Level 3 valuation. ProAssurance did not have any other assets or liabilities that were measured at fair value on a nonrecurring basis at September 30, 2023 or December 31, 2022.
Financial Instruments - Methodologies Other Than Fair Value
The following table provides the estimated fair value of the Company's financial instruments that, in accordance with GAAP for the type of investment, are measured using a methodology other than fair value. Fair values provided primarily fall within the Level 3 fair value category.

	September 30, 2023		December 31, 2022
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
BOLI	$77,502	$77,502	$81,746	$81,746
Other investments	$3,204	$3,204	$3,322	$3,322
Other assets	$30,673	$30,652	$28,819	$28,790
Financial liabilities:
Senior notes due 2023*	$250,000	$249,528	$250,000	$248,153
Contribution Certificates	$178,910	$130,503	$177,525	$134,479
Other liabilities	$29,429	$29,429	$27,905	$27,905
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
Other assets and other liabilities primarily consisted of related investment assets and liabilities associated with funded deferred compensation agreements. The fair value of the funded deferred compensation assets was based upon quoted market prices, which is categorized as a Level 1 valuation, and had a fair value of $29.7 million and $27.9 million at September 30, 2023 and December 31, 2022, respectively. Other assets also included an unsecured note receivable. The fair value of the note receivable was based on the present value of expected cash flows from the note receivable, discounted at market rates on the valuation date for receivables with similar credit standings and similar payment structures. Other liabilities primarily consisted of liabilities associated with funded deferred compensation agreements. The reported balance is determined based on the amount of elective deferrals and employer contributions adjusted for periodic changes in the fair value of the participant balances based on the performance of the funds selected by the participants and had a fair value of $29.4 million and $27.9 million at September 30, 2023 and December 31, 2022, respectively.
The fair value of the debt, excluding the Contribution Certificates, was estimated based on the present value of expected future cash outflows, discounted at rates available on the valuation date for similar debt issued by entities with a similar credit standing to ProAssurance.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2023
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

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2023
3. Investments
Available-for-sale fixed maturities at September 30, 2023 and December 31, 2022 included the following:

	September 30, 2023
(In thousands)	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities, available-for-sale
U.S. Treasury obligations	$261,067	$—	$—	$23,239	$237,828
U.S. Government-sponsored enterprise obligations	20,354	—	—	1,483	18,871
State and municipal bonds	480,277	—	49	44,058	436,268
Corporate debt	1,864,148	—	598	200,768	1,663,978
Residential mortgage-backed securities	470,066	216	333	73,236	396,947
Agency commercial mortgage-backed securities	9,768	—	—	1,116	8,652
Other commercial mortgage-backed securities	210,104	151	25	24,169	185,809
Other asset-backed securities	426,450	193	243	19,541	406,959
	$3,742,234	$560	$1,248	$387,610	$3,355,312

	December 31, 2022
(In thousands)	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities, available-for-sale
U.S. Treasury obligations	$243,999	$—	$8	$22,399	$221,608
U.S. Government-sponsored enterprise obligations	21,562	—	—	1,628	19,934
State and municipal bonds	483,584	—	177	44,311	439,450
Corporate debt	1,980,579	—	735	199,862	1,781,452
Residential mortgage-backed securities	450,870	229	555	61,656	389,540
Agency commercial mortgage-backed securities	10,576	—	—	872	9,704
Other commercial mortgage-backed securities	217,021	—	63	22,994	194,090
Other asset-backed securities	444,220	198	289	27,617	416,694
	$3,852,411	$427	$1,827	$381,339	$3,472,472

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2023
The recorded cost basis and estimated fair value of available-for-sale fixed maturities at September 30, 2023, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total Fair Value
Fixed maturities, available-for-sale
U.S. Treasury obligations	$261,067	$35,570	$166,215	$33,643	$2,400	$237,828
U.S. Government-sponsored enterprise obligations	20,354	5,186	13,199	486	—	18,871
State and municipal bonds	480,277	36,817	150,101	140,152	109,198	436,268
Corporate debt	1,864,148	216,641	830,290	534,892	82,155	1,663,978
Residential mortgage-backed securities	470,066					396,947
Agency commercial mortgage-backed securities	9,768					8,652
Other commercial mortgage-backed securities	210,104					185,809
Other asset-backed securities	426,450					406,959
	$3,742,234					$3,355,312
Excluding obligations of the U.S. Government, U.S. Government-sponsored enterprises and a U.S. Government obligations money market fund, no investment in any entity or its affiliates exceeded 10% of shareholders’ equity at September 30, 2023.
Cash and securities with a carrying value of $53.7 million at September 30, 2023 were on deposit with various state insurance departments to meet regulatory requirements. ProAssurance also held securities with a carrying value of $69.2 million at September 30, 2023 that are pledged as collateral security for advances under the Company's borrowing relationships with FHLBs.
As a member of Lloyd's, ProAssurance is required to maintain capital at Lloyd's, referred to as FAL, to support underwriting by Syndicate 1729. At September 30, 2023, ProAssurance's FAL investments were comprised of investment securities, primarily available-for-sale fixed maturities, with a fair value of $19.6 million on deposit with Lloyd's in order to satisfy these FAL requirements. During the second quarter of 2023, ProAssurance received a return of approximately $4.1 million of cash from its FAL balances related to the settlement of the Company's participation in the results of Syndicate 1729 and Syndicate 6121 for the 2020 underwriting year.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2023
Investments Held in a Loss Position
The following tables provide summarized information with respect to investments held in an unrealized loss position at September 30, 2023 and December 31, 2022, including the length of time the investment had been held in a continuous unrealized loss position.

	September 30, 2023
	Total		Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Loss	Value	Loss	Value	Loss
Fixed maturities, available-for-sale
U.S. Treasury obligations	$237,828	$23,239	$53,724	$2,863	$184,104	$20,376
U.S. Government-sponsored enterprise obligations	18,871	1,483	4,311	352	14,560	1,131
State and municipal bonds	417,930	44,058	84,695	4,940	333,235	39,118
Corporate debt	1,600,097	200,768	186,646	12,441	1,413,451	188,327
Residential mortgage-backed securities	370,223	73,236	140,460	17,086	229,763	56,150
Agency commercial mortgage-backed securities	8,652	1,116	821	29	7,831	1,087
Other commercial mortgage-backed securities	183,434	24,169	20,378	1,836	163,056	22,333
Other asset-backed securities	384,747	19,541	82,866	1,319	301,881	18,222
	$3,221,782	$387,610	$573,901	$40,866	$2,647,881	$346,744

	December 31, 2022
	Total		Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Loss	Value	Loss	Value	Loss
Fixed maturities, available-for-sale
U.S. Treasury obligations	$220,991	$22,399	$53,199	$2,393	$167,792	$20,006
U.S. Government-sponsored enterprise obligations	19,934	1,628	8,082	663	11,852	965
State and municipal bonds	421,769	44,311	177,393	12,352	244,376	31,959
Corporate debt	1,708,529	199,862	687,947	42,977	1,020,582	156,885
Residential mortgage-backed securities	363,945	61,656	155,212	15,275	208,733	46,381
Agency commercial mortgage-backed securities	9,704	872	3,086	110	6,618	762
Other commercial mortgage-backed securities	192,359	22,994	53,270	4,087	139,089	18,907
Other asset-backed securities	396,452	27,617	162,192	7,050	234,260	20,567
	$3,333,683	$381,339	$1,300,381	$84,907	$2,033,302	$296,432
As of September 30, 2023, excluding U.S. Government or U.S. Government-sponsored enterprise obligations, there were 2,829 debt securities (73.3% of all available-for-sale fixed maturity securities held) in an unrealized loss position representing 1,396 issuers. The greatest and second greatest unrealized loss positions among those securities were approximately $6.0 million and $4.1 million, respectively. The securities were evaluated for impairment as of September 30, 2023.
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
September 30, 2023
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
Fixed maturity securities held in an unrealized loss position at September 30, 2023, excluding asset-backed securities, have paid all scheduled contractual payments and are expected to continue. Expected future cash flows of asset-backed securities, excluding those issued by GNMA, FNMA and FHLMC, held in an unrealized loss position were estimated as part of the September 30, 2023 impairment evaluation using the most recently available six-month historical performance data for the collateral (loans) underlying the security or, if historical data was not available, sector based assumptions, and equaled or exceeded the current amortized cost basis of the security.
The following tables present a roll forward of the allowance for expected credit losses on available-for-sale fixed maturities for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30, 2023
(In thousands)	Residential mortgage-backed securities	Other commercial mortgage-backed securities	Other asset-backed securities	Total
Balance, at July 1, 2023	$223	$—	$196	$419
Additional credit losses related to securities for which:
No allowance for credit losses has been previously recognized	—	151	—	151
Reductions related to:
Securities sold during the period	(7)	—	(3)	(10)
Balance, at September 30, 2023	$216	$151	$193	$560

	Nine Months Ended September 30, 2023
(In thousands)	Residential mortgage-backed securities	Other commercial mortgage-backed securities	Other asset-backed securities	Total
Balance, at December 31, 2022	$229	$—	$198	$427
Additional credit losses related to securities for which:
No allowance for credit losses has been previously recognized	—	151	—	151
Reductions related to:
Securities sold during the period	(13)	—	(5)	(18)
Balance, at September 30, 2023	$216	$151	$193	$560

	Three Months Ended September 30, 2022
(In thousands)	Corporate Debt	Total
Balance, at July 1, 2022	$553	$553
Additional credit losses related to securities for which:
No allowance for credit losses has been previously recognized	—	—
Balance, at September 30, 2022	$553	$553

	Nine Months Ended September 30, 2022
(In thousands)	Corporate Debt	Total
Balance, at December 31, 2021	$—	$—
Reductions related to:
Securities sold during the period	553	553
Balance, at September 30, 2022	$553	$553

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2023
Other information regarding sales and purchases of fixed maturity available-for-sale securities is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(In millions)	2023	2022	2023	2022
Proceeds from sales (exclusive of maturities and paydowns)	$8.0	$8.9	$31.4	$111.2
Purchases	$127.3	$145.4	$261.5	$486.1
Net Investment Income
Net investment income (loss) by investment category was as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2023	2022	2023	2022
Fixed maturities	$28,402	$23,725	$83,680	$67,275
Equities	1,158	846	3,070	2,514
Short-term investments, including Other	4,473	1,812	11,857	2,965
BOLI	668	421	1,784	635
Investment fees and expenses	(1,947)	(2,059)	(5,677)	(6,257)
Net investment income	$32,754	$24,745	$94,714	$67,132
Investment in Unconsolidated Subsidiaries
ProAssurance's investment in unconsolidated subsidiaries were as follows:

	September 30, 2023	Carrying Value
(In thousands)	Percentage Ownership	September 30, 2023	December 31, 2022
Qualified affordable housing project tax credit partnerships	See below	$787	$4,088
All other investments, primarily investment fund LPs/LLCs	See below	296,527	301,122
		$297,314	$305,210
Qualified affordable housing project tax credit partnership interests held by ProAssurance generate investment returns by providing tax benefits to fund investors in the form of tax credits and project operating losses. The carrying value of these investments reflects ProAssurance's total commitments (both funded and unfunded) to the partnerships, less any amortization. At September 30, 2023 and December 31, 2022, ProAssurance did not have an ownership percentage greater than 20% in any tax credit partnership interests. ProAssurance's ownership percentage relative to the tax credit partnership interests is less than 20%; these interests had a carrying value of $0.8 million at September 30, 2023 and $4.1 million at December 31, 2022. Since ProAssurance has the ability to exert influence over the partnerships but does not control them, all are accounted for using the equity method. See further discussion of the entities in which ProAssurance holds passive interests in Note 11.
ProAssurance holds interests in investment fund LPs/LLCs and other equity method investments and LPs/LLCs which are not considered to be investment funds. ProAssurance's ownership percentage relative to four and three of the LPs/LLCs is greater than 25% at September 30, 2023 and December 31, 2022, respectively, which is likely to be reduced as the funds mature and other investors participate in the funds; these investments had a carrying value of $45.0 million at September 30, 2023 and $36.0 million at December 31, 2022. ProAssurance's ownership percentage relative to the remaining investments and LPs/LLCs is less than 25%; these interests had a carrying value of $251.5 million at September 30, 2023 and $265.1 million at December 31, 2022. ProAssurance does not have the ability to exert control over any of these funds.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2023
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

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2023	2022	2023	2022
Qualified affordable housing project tax credit partnerships
Losses recorded	$429	$2,164	$2,294	$7,360
Tax credits recognized	$401	$1,201	$473	$3,604

Historic tax credit partnership*
Losses (gains) recorded	$—	$—	$—	$(961)
*ProAssurance holds a historic tax credit partnership which was fully amortized in 2020. This partnership generated investment returns by providing benefits to partnership investors in the form of tax credits, tax deductible project operating losses and distributions resulting from positive cash flows. ProAssurance received a distribution associated with this investment during the second quarter of 2022 as a result of positive cash flows from a completed project, which was recognized as an operating gain during the second quarter of 2022.

Due to the consolidated loss before income taxes recognized during the three and nine months ended September 30, 2023, the tax credits generated in 2023 from tax credit partnership investments of $0.4 million and $0.5 million, respectively, were deferred and are expected to be utilized in future periods. For the three and nine months ended September 30, 2022, the tax credits generated from the Company's tax credit partnership investments of $1.2 million and $3.6 million, respectively, were deferred and are expected to be utilized in future periods. Not included in the table above is $2.2 million of tax credits recaptured from the 2019 tax year during the nine months ended September 30, 2023 due to the carryback of the Company's estimated NOL for 2023 to the 2021 tax year. The recaptured tax credits were earned in 2019 but not utilized until 2021 due to NOL's generated in both 2019 and 2020. As of September 30, 2023, the Company had approximately $53.4 million of available tax credit carryforwards generated from its investments in tax credit partnerships which they expect to utilize in future periods.
Tax credits provided by the underlying projects of the Company's historic tax credit partnership are typically available in the tax year in which the project is put into active service, whereas the tax credits provided by qualified affordable housing project tax credit partnerships are provided over approximately a ten-year period.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2023
Net Investment Gains (Losses)
Realized investment gains and losses are recognized on the first-in, first-out basis. The following table provides detailed information regarding net investment gains (losses):

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2023	2022	2023	2022
Total impairment losses:
Corporate debt	$—	$—	$(2,984)	$(972)
Asset-backed securities	(141)	—	(133)	—
Portion of impairment losses recognized in other comprehensive income before taxes:
Corporate debt	—	—	—	419
Net impairment losses recognized in earnings	(141)	—	(3,117)	(553)
Gross realized gains, available-for-sale fixed maturities	254	142	793	1,594
Gross realized (losses), available-for-sale fixed maturities	(285)	(57)	(1,509)	(2,146)
Net realized gains (losses), trading fixed maturities	5	(30)	(101)	(127)
Net realized gains (losses), equity investments	154	—	254	(5,346)
Net realized gains (losses), other investments	(683)	209	(2,570)	99
Change in unrealized holding gains (losses), trading fixed maturities	(71)	(100)	81	(881)
Change in unrealized holding gains (losses), equity investments	(4,578)	(6,655)	(1,962)	(24,063)
Change in unrealized holding gains (losses), convertible securities, carried at fair value	(588)	(1,443)	3,473	(14,502)
Other(1)	3,231	(328)	7,814	273
Net investment gains (losses)	$(2,702)	$(8,262)	$3,156	$(45,652)
(1) Includes gains of $1.5 million and $4.5 million recognized during the 2023 three- and nine-month periods, respectively, reflecting the change in the fair value of contingent consideration issued in connection with the NORCAL acquisition. See further discussion on the contingent consideration in Note 2 and discussion on the Company's accounting policy in Note 1 in its December 31, 2022 report on Form 10-K.

For the three and nine months ended September 30, 2023, ProAssurance recognized a nominal amount and $3.1 million of credit-related impairment losses in earnings, respectively. The credit-related impairment losses recognized during the three and nine months ended September 30, 2023 related to a mortgage-backed security and, for the 2023 nine-month period, two corporate bonds in the financial sector. The Company did not recognize any non-credit impairment losses in OCI during the three and nine months ended September 30, 2023. ProAssurance did not recognize any credit-related impairment losses in earnings or non-credit impairment losses in OCI during the three months ended September 30, 2022. For the nine months ended September 30, 2022, ProAssurance recognized credit-related impairment losses in earnings of $0.6 million and non-credit impairment losses in OCI of $0.4 million. The credit-related impairment losses and non-credit related impairment losses recognized during the nine months ended September 30, 2022 related to a corporate bond in the consumer sector.
The following table presents a roll forward of cumulative losses recorded in earning related to impaired debt securities for which a portion of the impairment was recorded in OCI.

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2023	2022	2023	2022
Balance beginning of period	$57	$553	$57	$—
Additional credit losses recognized during the period, related to securities for which:
No impairment has been previously recognized	—	—	—	553
Balance June 30	$57	$553	$57	$553

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2023
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
For the three and nine months ended September 30, 2023, ProAssurance utilized the discrete effective tax rate method for recording income taxes after the estimated annual effective tax rate method produced an unreliable estimated annual effective tax rate. ProAssurance believes the use of the discrete effective tax rate method is more appropriate than the annual effective tax rate method for the three and nine months ended September 30, 2023 as minor changes in the Company's estimated ordinary income would have a significant effect on the estimated annual effective tax rate and would result in sizable variations in the customary relationship between income tax expense (benefit) and pre-tax accounting income (loss). For the six months ended June 30, 2022, ProAssurance utilized the discrete effective tax rate method for recording income taxes in the period. The Company believed the use of the discrete effective tax rate method for the six months ended June 30, 2022 was more appropriate than the annual effective tax rate method. For the nine months ended September 30, 2022, ProAssurance reevaluated the use of the discrete effective tax rate method and concluded that a return to the estimated annual effective tax rate method is appropriate given the Company's revised financial projections and ability to provide a reliable estimate of the annual effective tax rate.
For the nine months ended September 30, 2023 the provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income (loss) before income taxes primarily due to a $44.1 million goodwill impairment recognized in relation to the Workers' Compensation Insurance reporting unit during the third quarter of 2023, which is non-deductible (see further discussion on this goodwill impairment in Note 5). The provision for income taxes for the nine months ended September 30, 2023 is also different from that which would be obtained by applying the statutory federal income tax rate to income (loss) before income taxes due to the $5.5 million decrease in the contingent consideration liability related to the NORCAL acquisition, all of which was non-taxable. See further discussion on the contingent consideration in Note 2.
ProAssurance had a liability for U.S. federal and U.K. income taxes carried as a part of other liabilities of $3.2 million as of September 30, 2023 and a receivable of $8.0 million as of December 31, 2022 carried as a part of other assets. At September 30, 2023 and December 31, 2022, the liability for unrecognized tax benefits, which is included in the total liability for U.S. federal and U.K. income taxes, was $4.3 million and $4.1 million, respectively, which included an accrued liability for interest of approximately $0.7 million and $0.5 million, respectively.
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
September 30, 2023
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
Goodwill is tested for impairment annually or more frequently if circumstances indicate an impairment may have occurred. The date of the Company's annual goodwill impairment test is October 1. For the Company's last annual impairment test at October 1, 2022, management performed quantitative assessments that supported a conclusion that the fair value of all of the reporting units with goodwill exceeded their carrying value. See Note 1 and Note 7 of the Notes to Consolidated Financial Statements included in ProAssurance's December 31, 2022 report on Form 10-K for further information.
Impairment of goodwill is tested at the reporting unit level, which prior to the third quarter of 2023, was consistent with the Company's reportable segments. As discussed in Note 13, the Company reorganized its segment reporting in the third quarter of 2023 to align with how its CODM currently oversees the business, allocates resources and evaluates operating performance. As a result of the segment reorganization, the Lloyd's Syndicates segment is no longer a separate operating segment; however, the Lloyd's Syndicates operation will remain a separate reporting unit for purposes of testing goodwill. The reporting units are: Specialty P&C, Workers' Compensation Insurance, Segregated Portfolio Cell Reinsurance, Lloyd's Syndicates and Corporate. Of the five reporting units, two have goodwill: Workers' Compensation Insurance and Segregated Portfolio Cell Reinsurance.
Interim Impairment Assessments
Management performed a quantitative goodwill impairment assessment on the Workers' Compensation Insurance reporting unit as of June 30, 2023, due to market conditions impacting that reporting unit's actual and projected results along with a broader decline in its stock price that occurred for a sustained period of time during the second quarter of 2023. As a result of the interim goodwill impairment assessment in the second quarter of 2023, management concluded that the fair value of the Workers' Compensation Insurance reporting unit exceeded the carrying value as of the testing date by approximately 3%; therefore, goodwill was not impaired during the second quarter of 2023.
Market conditions impacting the actual and projected results of the Workers' Compensation Insurance reporting unit persisted into the third quarter of 2023. During the third quarter of 2023, the Workers' Compensation Insurance reporting unit increased its full year current accident year loss ratio and recognized unfavorable prior accident year reserve development, which reflected higher than expected loss trends observed in the average cost per claim which the Company attributes to increased medical costs driven by wage inflation and medical advancements. As a result, management performed an updated quantitative assessment of goodwill on the Workers' Compensation Insurance reporting unit using updated actual and projected results as well as marketplace data. The updated data impacted a number of key variables in the Company's analysis including the determination of a higher discount rate and lower valuation multiples.
For each of the interim impairment assessments performed in the second and third quarters of 2023, management estimated the fair value of the Workers' Compensation Insurance reporting unit using both an income approach and a market approach using marketplace data that was current at the time of each respective analysis based on the valuation methodologies and process for developing assumptions discussed in Note 1 of the Notes to Consolidated Financial Statements included in ProAssurance's December 31, 2022 report on Form 10-K. To corroborate the reporting unit's valuation, the Company performed a reconciliation of the estimate of the aggregate fair value of all reporting units to ProAssurance's market capitalization, including consideration of a control premium. The determination of fair value involved the use of significant estimates and assumptions, including revenue growth rates, combined ratios, capital requirements, tax rates, terminal growth rates, discount rates, comparable public companies and synergistic benefits available to market participants. In addition, management made certain judgments and assumptions in allocating shared assets and liabilities to individual reporting units to determine the carrying amount of each reporting unit.
The analysis performed during the third quarter of 2023 indicated an impairment of the goodwill associated with the Company's Workers' Compensation Insurance reporting unit and, accordingly, ProAssurance recorded a $44.1 million charge to fully impair the goodwill.
In both the second and third quarter 2023 analyses, management also estimated the fair value of its Segregated Portfolio Cell Reinsurance reporting unit, which indicated that the fair value of the reporting unit significantly exceeded the carrying amount for each of the interim impairment assessments performed.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2023
Management also performed impairment tests of certain of the Company's definite and indefinite lived intangible assets for which a triggering event was deemed to have occurred. Based upon these impairment tests, no impairment of its definite or indefinite lived intangible assets was identified at September 30, 2023.
The table below presents the carrying amount of goodwill and accumulated impairment losses by reporting unit at September 30, 2023 and December 31, 2022:

	Reporting Unit
(In thousands)	Specialty P&C	Workers' Compensation Insurance	Segregated Portfolio Cell Reinsurance	Total
At September 30, 2023:
Goodwill, gross	$161,115	$44,110	$5,500	$210,725
Accumulated impairment losses*	$(161,115)	$(44,110)	$—	$(205,225)

Goodwill, net as of December 31, 2022	$—	$44,110	$5,500	$49,610
Impairment losses	—	(44,110)	—	(44,110)
Goodwill, net as of September 30, 2023	$—	$—	$5,500	$5,500
*Accumulated impairment losses include the $44.1 million impairment loss recognized in relation to the Workers' Compensation Insurance reporting unit during the third quarter of 2023 and the $161.1 million impairment loss recognized during the third quarter of 2020 in relation to the Specialty P&C reporting unit.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2023
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
Activity in the reserve for losses and loss adjustment expenses is summarized as follows:

(In thousands)	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022	Year Ended December 31, 2022
Balance, beginning of year	$3,471,147	$3,579,940	$3,579,940
Less reinsurance recoverables on unpaid losses and loss adjustment expenses	431,889	451,741	451,741
Net balance, beginning of year	3,039,258	3,128,199	3,128,199
Net losses:
Current year(1)	596,872	616,694	813,515
(Favorable) unfavorable development of reserves established in prior years, net(2)	8,373	(31,528)	(36,753)
Total	605,245	585,166	776,762
Paid related to:
Current year	(67,894)	(77,854)	(108,139)
Prior years	(598,281)	(557,066)	(757,564)
Total paid	(666,175)	(634,920)	(865,703)
Net balance, end of period	2,978,328	3,078,445	3,039,258
Plus reinsurance recoverables on unpaid losses and loss adjustment expenses	417,323	466,483	431,889
Balance, end of period	$3,395,651	$3,544,928	$3,471,147
(1) Current year net losses for both the nine months ended September 30, 2022 and year ended December 31, 2022 included $4.9 million of purchase accounting amortization of the negative VOBA associated with NORCAL's assumed unearned premium, which was amortized over a period in proportion to the earn-out of the associated premium as a reduction to current accident year net losses (see Note 2 of the Notes to Consolidated Financial Statements in ProAssurance's December 31, 2022 report on Form 10-K). As of June 30, 2022, the negative VOBA was fully amortized.
(2) Net prior year reserve development recognized for the nine months ended September 30, 2023 and 2022 as well as the year ended December 31, 2022 included $6.7 million, $8.3 million and $10.8 million, respectively, of amortization of the purchase accounting fair value adjustment on NORCAL's assumed net reserve and amortization of the negative VOBA associated with NORCAL's DDR reserve which is recorded as a reduction to prior accident year net losses and loss adjustment expenses (see Note 2 of the Notes to Consolidated Financial Statements in ProAssurance's December 31, 2022 report on Form 10-K).

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2023
Estimating liability reserves is complex and requires the use of many assumptions. As time passes and ultimate losses for prior years are either known or become subject to a more precise estimation, ProAssurance increases or decreases the reserve estimates established in prior periods. The consolidated net unfavorable prior year reserve development recognized in the nine months ended September 30, 2023 primarily reflected higher than expected loss trends observed in the average cost per claim in the Workers' Compensation Insurance segment primarily attributable to the 2022 accident year. The consolidated net unfavorable loss development also reflected unfavorable development recognized during the first quarter of 2023 in the Workers' Compensation Insurance segment primarily attributable to one large claim from the 1997 accident year. Consolidated net unfavorable development also reflected the continued challenging loss environment in the Specialty P&C segment, as claim costs are pressured by social inflation and higher than anticipated loss severity trends which started to emerge in the fourth quarter of 2022. During the first quarter of 2023, the Company strengthened case reserves in its Specialty P&C segment related to four large claims resulting in net unfavorable prior year reserve development of $10.1 million recognized during the nine months ended September 30, 2023, $7.5 million of which related to NORCAL's accident years 2016 and 2020. The net unfavorable prior year reserve development recognized in the Specialty P&C segment also reflected higher than expected loss development on certain large claims, primarily catastrophe related losses, associated with Lloyd’s Syndicates operations, partially offset by approximately $4.0 million of favorable prior year reserve development due to lower than anticipated loss emergence in the Company's Medical Technology Liability line of business, principally related to accident years 2014 through 2017. Consolidated net unfavorable loss development recognized in the nine months ended September 30, 2023 was partially offset by favorable reserve development recognized in the Segregated Portfolio Cell Reinsurance segment driven by overall favorable trends in claim closing patterns primarily in accident years 2018 through 2021.
The net favorable loss development recognized in the nine months ended September 30, 2022 primarily reflected a lower than anticipated loss emergence in the Specialty P&C segment, primarily related to the 2018 through 2021 accident years. The net favorable development recognized in the Specialty P&C segment also included a $6.0 million reduction in the Company's prior accident year IBNR reserve for COVID-19 as early first notices of potential claims related to anticipated COVID losses have not turned into claims, partially offset by higher than expected loss development on certain large claims, primarily catastrophe related losses, associated with Lloyd’s Syndicates operations. The favorable development also reflected overall favorable trends in claim closing patterns in the Workers' Compensation Insurance and Segregated Portfolio Cell Reinsurance segments. The net favorable loss development recognized in the Workers' Compensation Insurance segment is primarily related to the 2017 accident year and prior. The net favorable loss development recognized in the Segregated Portfolio Cell Reinsurance segment is primarily related to accident years 2016 through 2020. As of September 30, 2022, ProAssurance did not recognize any development related to NORCAL's accident years 2020 or prior since the date of acquisition on May 5, 2021.
The net favorable loss development recognized for the year ended December 31, 2022 primarily reflected a lower than anticipated loss emergence in the Specialty P&C segment related to the 2017, 2020 and 2021 accident years, primarily attributable to NORCAL's 2021 accident year, and, to a lesser extent, the Medical Technology Liability line of business. The net favorable development recognized in the Specialty P&C segment also included a $9.0 million reduction in the Company's prior accident year IBNR reserve for COVID-19 as early first notices of potential claims related to anticipated COVID losses have not turned into claims. Further, the net favorable development recognized in the Specialty P&C segment was partially offset by higher than anticipated loss severity trends in select jurisdictions in the HCPL line of business, which emerged primarily in the fourth quarter of 2022 and higher than expected loss development on certain large claims, primarily catastrophe related losses, associated with Lloyd’s Syndicates operations. As of December 31, 2022, ProAssurance did not recognize any development related to NORCAL's accident years 2020 or prior since the date of acquisition on May 5, 2021. The net favorable development also reflected overall favorable trends in claim closing patterns in the Workers' Compensation Insurance and Segregated Portfolio Cell Reinsurance segments. The net favorable loss development recognized in the Workers' Compensation Insurance segment is primarily related to the 2017 through 2020 accident years. The net favorable loss development recognized in the Segregated Portfolio Cell Reinsurance segment is primarily related to the 2016 through 2021 accident years.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2023
7. Commitments and Contingencies
ProAssurance is involved in various legal actions related to insurance policies and claims handling including, but not limited to, claims asserted by policyholders. These types of legal actions arise in the Company's ordinary course of business and, in accordance with GAAP for insurance entities, are considered as a part of the Company's loss reserving process, which is described in detail under the heading "Losses and Loss Adjustment Expenses" in the Accounting Policies section in Note 1 of the Notes to Consolidated Financial Statements in ProAssurance's December 31, 2022 report on Form 10-K. ProAssurance also has other direct actions against the Company unrelated to its claims activity which are evaluated and accounted for as a part of other liabilities. For these corporate legal actions, the Company evaluates each case separately and establishes what it believes is an appropriate reserve based on GAAP guidance related to contingent liabilities. As of September 30, 2023, there were no material reserves established for corporate legal actions.
As a member of Lloyd's, ProAssurance has obligations to Syndicate 1729 including FAL requirements. ProAssurance provides FAL to support underwriting by Syndicate 1729 which is comprised of investment securities, primarily available-for-sale fixed maturities, deposited with Lloyd's with a total fair value of approximately $19.6 million at September 30, 2023 (see Note 3). During the second quarter of 2023, the Company received a return of approximately $4.1 million of cash from its FAL balances related to the settlement of its participation in the results of Syndicate 1729 and Syndicate 6131 for the 2020 underwriting year.
ProAssurance has entered into financial instrument transactions that may present off-balance sheet credit risk or market risk. These transactions include a short-term loan commitment and commitments to provide funding to non-public investment entities. Under the short-term loan commitment, ProAssurance has agreed to advance funds on a 30 day basis to a counterparty provided there is no violation of any condition established in the contract. As of September 30, 2023, ProAssurance had total funding commitments related to non-public investment entities as well as the short-term loan commitment of approximately $146.6 million which included the amount at risk if the full short-term loan is extended and the counterparties default. However, the credit risk associated with the short-term loan commitment is minimal as the counterparties to the contract are highly rated commercial institutions and to-date have been performing in accordance with their contractual obligations. As such, ProAssurance’s expected credit losses associated with this short-term loan commitment were nominal in amount as of September 30, 2023.
ProAssurance entered into a services agreement with a company to provide data analytics services for certain product lines within the Company's HCPL book of business. Under the services agreement, the Company has committed to an annual fee of approximately $3.5 million for three years. In addition, the services agreement contains an annual one-year auto-extension feature, in November, unless either party elects to non-renew the services agreement by providing notice at least six-months prior to the end of the contract. ProAssurance incurred operating expenses associated with this services agreement of $0.8 million and $2.5 million for the three and nine months ended September 30, 2023, respectively, as compared to $0.9 million and $2.7 million for the same respective periods of 2022. As of September 30, 2023, the remaining commitment under this agreement was estimated to be approximately $3.8 million.
The purchase consideration in the NORCAL acquisition included contingent consideration. NORCAL policyholders who elected to receive NORCAL stock and tender it to ProAssurance are eligible for a share of contingent consideration in an amount of up to approximately $84 million depending upon the after-tax development of NORCAL's ultimate net losses between December 31, 2020 and December 31, 2023. As of September 30, 2023 and December 31, 2022, the contingent consideration liability was $9.5 million and $15.0 million, respectively, carried at fair value utilizing a stochastic model (see Note 2). This estimate does not guarantee that contingent consideration will ultimately be paid. Depending on NORCAL's actual ultimate net loss development between December 31, 2020 and December 31, 2023, the actual amount due to eligible policyholders may be greater than or less than the $9.5 million current fair value estimate. See further discussion around the contingent consideration and the NORCAL acquisition in Note 2 of the Notes to Consolidated Financial Statements included in ProAssurance's December 31, 2022 report on Form 10-K.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2023
8. Debt
ProAssurance’s outstanding debt consisted of the following:

($ in thousands)	September 30, 2023	December 31, 2022
Senior Notes due 2023, unsecured, interest at 5.3% annually	$250,000	$250,000
Contribution Certificates due 2031, interest at 3.0% (effective interest rate at 4.35%) paid annually in April	178,910	177,525
Total principal	428,910	427,525
Less unamortized debt issuance costs	2,331	542
Debt less unamortized debt issuance costs	$426,579	$426,983
Revolving Credit Agreement and Term Loan
On April 28, 2023, ProAssurance executed an amendment to the Revolving Credit Agreement, which extended the expiration from November 2024 to April 2028 and includes a $125 million delayed draw term loan ("Term Loan"). The Term Loan is available to be drawn during a five year period after closing, subject to customary borrowing conditions. The Company intends to draw on the amended Revolving Credit Agreement, including the Term Loan, to refinance its Senior Notes that mature November 2023 (see additional information on the Company's Senior Notes in Note 11 of the Notes to Consolidated Financial Statements included in ProAssurance's December 31, 2022 report on Form 10-K). The amended Revolving Credit Agreement may be used for general corporate purposes, including, but not limited to, short-term working capital, share repurchases as authorized by the Board and support for other activities. ProAssurance's amended Revolving Credit Agreement permits borrowings up to $250 million, and has available a $50 million accordion feature which, if successfully subscribed, would expand the permitted borrowings to a maximum of $300 million. As of September 30, 2023 and December 31, 2022, there were no outstanding borrowings on the Revolving Credit Agreement. The amended Revolving Credit Agreement permits ProAssurance to borrow, repay and reborrow from the lenders during the term of the amended Revolving Credit Agreement.
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
The amended Revolving Credit Agreement contains customary representations, covenants and events constituting default, and remedies for default, as previously discussed. As of September 30, 2023, ProAssurance is in compliance with all covenants of the amended Revolving Credit Agreement.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2023
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
To manage the Company's exposure to variability in cash flows of forecasted interest payments attributable to variability in the selected base rates on borrowings under both the amended Revolving Credit Agreement and Term Loan, ProAssurance entered into two forward-starting interest rate swap agreements ("Interest Rate Swaps") on May 2, 2023, each with an effective date of December 29, 2023 and a maturity date of March 31, 2028. As ProAssurance's Interest Rate Swaps are designated and qualify as highly effective cash flow hedges, changes in the fair value of the Interest Rate Swaps are recorded in AOCI, net of tax, and are reclassified into earnings when the hedged cash flows impact earnings. The Interest Rate Swap hedging the variability in cash flows associated with interest payments on the amended Revolving Credit Agreement will have a constant $125 million notional amount throughout the term of the swap, while the Interest Rate Swap hedging the variability in cash flows associated with interest payments on the Term Loan will have an amortizing $125 million notional amount, which is designed to match the outstanding principal on the Term Loan throughout the term of the swap. Borrowings under the amended Revolving Credit Agreement and Term Loan will accrue interest at a selected base rate, adjusted by a margin. The Interest Rate Swaps effectively fix the base rate on borrowings under the amended Revolving Credit Agreement and Term Loan to 3.187% and 3.207%, respectively. The margin component of the interest rate, which can vary from 0% to 2.375%, will remain variable and is based on ProAssurance’s debt to capitalization ratio. Additional information regarding the Company's amended Revolving Credit Agreement and Term Loan is provided in Note 8.
ProAssurance received cash collateral from the counterparty to secure the net present value of future cash flows associated with the Interest Rate Swaps of $10.7 million and is reflected as a component of other liabilities on the Condensed Consolidated Balance Sheet as of September 30, 2023.
The following table provides a summary of the volume and fair value position of the Interest Rate Swaps as well as the reporting location in the Condensed Consolidated Balance Sheet as of September 30, 2023.

($ in thousands)		September 30, 2023
Derivatives Designated and Qualifying as Cash Flow Hedging Instruments	Location in the Condensed Consolidated Balance Sheets	Number of Instruments	Aggregate Notional Amount(1)	Estimated Fair Value(2)
Interest Rate Swaps	Other Assets	2	$250,000	$10,366
(1) Volume is represented by the derivative instruments' notional amount.
(2) Additional information regarding the fair value of the Company's Interest Rate Swaps is provided in Note 2.
For the three and nine months ended September 30, 2023, ProAssurance did not reclassify any gain or loss on the Interest Rate Swaps from AOCI into earnings. At September 30, 2023, management estimates that it will reclassify approximately $4.0 million of pre-tax net gains on the Interest Rate Swaps from AOCI to earnings over the next twelve months, beginning on the effective date of the Interest Rate Swaps, which will be recorded to interest expense. See additional information on gains or losses related to the Interest Rate Swaps reported as a component of AOCI in Note 10.
As a result of the Interest Rate Swaps, ProAssurance is exposed to risk that the counterparty will fail to meet its contractual obligations. To mitigate this counterparty credit risk, ProAssurance only enters into derivative contracts with carefully selected major financial institutions based upon their credit ratings and monitors their creditworthiness. As of September 30, 2023, the counterparty had an investment grade rating of A and has performed in accordance with their contractual obligations.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2023
10. Shareholders’ Equity
At September 30, 2023 and December 31, 2022, ProAssurance had 100 million shares of authorized common stock and 50 million shares of authorized preferred stock. The Board has the authority to determine provisions for the issuance of preferred shares, including the number of shares to be issued, the designations, powers, preferences and rights, and the qualifications, limitations or restrictions of such shares.
ProAssurance declared cash dividends of $0.05 per share during the first quarter of 2023 and each of the first three quarters of 2022, totaling $2.7 million and $8.1 million, respectively. In light of the price range in which the Company's stock traded in the second quarter of 2023, the Board decided to suspend payment of a quarterly cash dividend. Instead, the Company used available capital to repurchase shares pursuant to the existing share repurchase authorization. Any decision to pay future cash dividends is subject to the Board’s final determination after a comprehensive review of financial performance, future expectations and other factors deemed relevant by the Board. See Note 12 of the Notes to Consolidated Financial Statements in ProAssurance's December 31, 2022 report on Form 10-K for additional information.
At September 30, 2023, Board authorizations for the repurchase of common shares or the retirement of outstanding debt of $55.9 million remained available for use. ProAssurance repurchased approximately 3.1 million common shares at a cost of $50.5 million and 139,000 common shares at a cost of $3.3 million during the nine months ended September 30, 2023 and 2022, respectively.
Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)
The following tables provide a detailed breakout of the components of AOCI and the amounts reclassified from AOCI to net income (loss). The tax effects of all amounts in the tables below, except for an immaterial amount of unrealized gains and losses on available-for-sale securities held at the Company's U.K. subsidiary, were computed using the enacted U.S. federal corporate tax rate of 21%. OCI included a deferred tax benefit of $8.2 million and of $0.2 million for the three and nine months ended September 30, 2023, respectively, as compared to $24.4 million and $92.2 million for the same respective periods of 2022.
The changes in the balance of each component of AOCI for the three and nine months ended September 30, 2023 and 2022 were as follows:

(In thousands)	Unrealized Investment Gains (Losses) on Securities	Cash Flow Hedging Gains (Losses) (1)	Non-credit Impairments	Unrecognized Change in Defined Benefit Plan Liabilities	Accumulated Other Comprehensive Income (Loss)
Balance, July 1, 2023	$(270,325)	$4,310	$(11)	$(1,454)	$(267,480)
OCI, before reclassifications, net of tax	(33,371)	3,879	—	—	(29,492)
Amounts reclassified from AOCI, net of tax	133	—	—	—	133
Net OCI, current period	(33,238)	3,879	—	—	(29,359)
Balance, at September 30, 2023	$(303,563)	$8,189	$(11)	$(1,454)	$(296,839)

(In thousands)	Unrealized Investment Gains (Losses) on Securities	Cash Flow Hedging Gains (Losses) (1)	Non-credit Impairments	Unrecognized Change in Defined Benefit Plan Liabilities	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2022	$(297,142)	$—	$(11)	$(1,454)	$(298,607)
OCI, before reclassifications, net of tax	(9,437)	8,189	—	—	(1,248)
Amounts reclassified from AOCI, net of tax	3,016	—	—	—	3,016
Net OCI, current period	(6,421)	8,189	—	—	1,768
Balance, September 30, 2023	$(303,563)	$8,189	$(11)	$(1,454)	$(296,839)

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2023

(In thousands)	Unrealized Investment Gains (Losses) on Securities	Non-credit Impairments	Unrecognized Change in Defined Benefit Plan Liabilities	Accumulated Other Comprehensive Income (Loss)
Balance, July 1, 2022	$(235,045)	$(331)	$1,188	$(234,188)
OCI, before reclassifications, net of tax	(90,233)	—	—	(90,233)
Amounts reclassified from AOCI, net of tax	194	—	(14)	180
Net OCI, current period	(90,039)	—	(14)	(90,053)
Balance, at September 30, 2022	$(325,084)	$(331)	$1,174	$(324,241)

(In thousands)	Unrealized Investment Gains (Losses) on Securities	Non-credit Impairments	Unrecognized Change in Defined Benefit Plan Liabilities	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2021	$14,929	$—	$1,355	$16,284
OCI, before reclassifications, net of tax	(341,232)	(331)	—	(341,563)
Amounts reclassified from AOCI, net of tax	1,219	—	(181)	1,038
Net OCI, current period	(340,013)	(331)	(181)	(340,525)
Balance, September 30, 2022	$(325,084)	$(331)	$1,174	$(324,241)
(1) ProAssurance entered into two forward-starting interest rate swap agreements ("Interest Rate Swaps") on May 2, 2023, each of which are designated and qualify as a cash flow hedge. See Note 9 for additional information on the Interest Rate Swaps.
11. Variable Interest Entities
ProAssurance holds passive interests in a number of entities that are considered to be VIEs under GAAP guidance. ProAssurance's VIE interests principally consist of interests in LPs/LLCs formed for the purpose of achieving diversified equity and debt returns. ProAssurance's VIE interests, carried as a part of investment in unconsolidated subsidiaries, totaled $268.8 million at September 30, 2023 and $277.5 million at December 31, 2022. ProAssurance does not have power over the activities that most significantly impact the economic performance of these VIEs and thus is not the primary beneficiary. Investments in entities where ProAssurance holds a greater than minor interest but does not hold a controlling interest are accounted for using the equity method. Therefore, ProAssurance has not consolidated these VIEs. ProAssurance’s involvement with each of these VIEs is limited to its direct ownership interest in the VIE. Except for the funding commitments disclosed in Note 7, ProAssurance has no arrangements with any of these VIEs to provide other financial support to or on behalf of the VIE. At September 30, 2023, ProAssurance’s maximum loss exposure relative to these investments was limited to the carrying value of ProAssurance’s investment in the VIE.
ProAssurance is the primary beneficiary of PPM RRG. While there is no direct ownership of PPM RRG by ProAssurance, it manages the business operations of PPM RRG through its management services agreement and has effective control of the PPM RRG's Board of Directors through an irrevocable voting proxy. The management services agreement allows ProAssurance to provide management and oversight services to PPM RRG, which includes the ability to make business decisions impacting the operations of PPM RRG. PPM RRG has a $5 million surplus note to NORCAL which is its only source of capital. At September 30, 2023 and December 31, 2022, approximately $136 million and $154 million of ProAssurance's assets, respectively, and approximately $136 million and $154 million of its liabilities, respectively, included on the Condensed Consolidated Balance Sheet were related to PPM RRG.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2023
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

(In thousands, except per share data)	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
Weighted average number of common shares outstanding, basic	51,837	53,990	53,205	54,023
Dilutive effect of securities:
Restricted Share Units	139	117	110	112
Performance Share Units	30	17	24	16
Weighted average number of common shares outstanding, diluted	52,006	54,124	53,339	54,151
Effect of dilutive shares on earnings (loss) per share	$—	$—	$—	$—
The diluted weighted average number of common shares outstanding for the three and nine months ended September 30, 2023 excluded approximately 67,000 and 135,000, respectively, of common share equivalents issuable under the Company's stock compensation plans, as compared to approximately 2,000 during each of the three and nine months ended September 30, 2022, as their effect would have been antidilutive.
Dilutive common share equivalents are reflected in the earnings (loss) per share calculation while antidilutive common share equivalents are not reflected in the earnings (loss) per share calculation. For the three and nine months ended September 30, 2023 and 2022, all incremental common share equivalents were not included in the computation of diluted earnings (loss) per share because to do so would have been antidilutive for each period.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2023
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
Segment Reorganization
Effective September 2023, ProAssurance elected to discontinue its participation in the results of Syndicate 1729 beginning with the 2024 underwriting year. The results from the Company's participation in Syndicate 1729 from open underwriting years prior to 2024 will continue to earn out pro rata over the entire policy period of the underlying business. Due to the quarter lag, the Company's ceased participation in Syndicate 1729 will not be reflected in its results until the second quarter of 2024. Furthermore, ProAssurance expects to receive proceeds associated with the sale of its remaining ownership interest in the underwriting and operations entity associated with Syndicate 1729 to an unrelated third party, which is contingent upon certain approvals from the Council of Lloyd's and the Prudential Regulation Authority empowered under FSMA. Approval of this sale will not impact the Company's decision to no longer participate in the results of Syndicate 1729 beginning with the 2024 underwriting year.
During the third quarter of 2023, ProAssurance reorganized the financial results evaluated by its CODM; therefore, ProAssurance changed its operating and reportable segments to align with how the CODM currently oversees the business, allocates resources and evaluates operating performance. As a result, ProAssurance now reports the underwriting results from its participation in Lloyd’s Syndicates in the Specialty P&C segment and the investment results of assets solely allocated to its Lloyd's Syndicate operations and U.K. income taxes in the Corporate segment. All prior period segment information has been recast to conform to the current period presentation. The segment reorganization had no impact on previously reported consolidated financial results.
The Company operates in four segments that are organized around the nature of the products and services provided: Specialty P&C, Workers' Compensation Insurance, Segregated Portfolio Cell Reinsurance and Corporate. A description of each of ProAssurance's four operating and reportable segments follows.
•Specialty P&C primarily includes professional liability insurance and medical technology liability insurance. Professional liability insurance is primarily comprised of medical professional liability products offered to healthcare providers and institutions. The Company also offers, to a lesser extent, professional liability insurance to attorneys and their firms. Medical technology liability insurance is offered to medical technology and life sciences companies that manufacture or distribute products including entities conducting human clinical trials. In addition, the Company also offers custom alternative risk solutions including assumed reinsurance, loss portfolio transfers and captive cell programs for healthcare professional liability insureds. For the alternative market captive cell programs, the Specialty P&C segment cedes either all or a portion of the premium to certain SPCs in the Company's Segregated Portfolio Cell Reinsurance segment. The Specialty P&C segment also includes the underwriting results from ProAssurance's participation in Lloyd's of London Syndicate 1729 and Syndicate 6131. ProAssurance's participation in the results of Syndicate 1729 for the 2023 underwriting year remains unchanged from the 2022 underwriting year at 5% and the Company ceased participation in Syndicate 6131 beginning with the 2022 underwriting year. Due to the quarter lag, the Company's ceased participation in Syndicate 6131 was not reflected in its results until the second quarter of 2022.
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
September 30, 2023
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
•Corporate includes ProAssurance's investment operations excluding those reported in the Company's Segregated Portfolio Cell Reinsurance segment. In addition, this segment includes corporate expenses, interest expense, U.S. and U.K. income taxes and non-premium revenues generated outside of the Company's insurance entities.
The accounting policies of the segments are described in Note 1 of the Notes to Consolidated Financial Statements in ProAssurance’s December 31, 2022 report on Form 10-K. ProAssurance evaluates the performance of its Specialty P&C and Workers' Compensation Insurance segments based on before tax underwriting profit or loss. ProAssurance evaluates the performance of its Segregated Portfolio Cell Reinsurance segment based on operating profit or loss, which includes investment results of investment assets solely allocated to SPC operations, net of U.S. federal income taxes. Performance of the Corporate segment is evaluated based on the contribution made to consolidated after-tax results. ProAssurance accounts for inter-segment transactions as if the transactions were to third parties at current market prices. Assets are not allocated to segments because investments, other than the investments discussed above that are solely allocated to the Segregated Portfolio Cell Reinsurance segment, and other assets are not managed at the segment level. The tabular information that follows shows the financial results of the Company's reportable segments reconciled to results reflected in the Condensed Consolidated Statements of Income and Comprehensive Income. ProAssurance does not consider goodwill or intangible asset impairments, changes in the fair value of contingent consideration or transaction-related costs for completed business combinations, including any related tax impacts, in assessing the financial performance of its operating and reportable segments, and thus are included in the reconciliation of segment results to consolidated results.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2023
Financial results by segment were as follows:

	Three Months Ended September 30, 2023
(In thousands)	Specialty P&C	Workers' Compensation Insurance	Segregated Portfolio Cell Reinsurance	Corporate	Inter-segment Eliminations	Consolidated
Net premiums earned	$195,772	$39,885	$6,763	$—	$—	$242,420
Net investment income	—	—	601	32,153	—	32,754
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	(61)	—	(61)
Net investment gains (losses)	—	—	(525)	(3,677)	—	(4,202)
Other income (expense)(1)	1,089	333	2	2,847	(935)	3,336
Net losses and loss adjustment expenses	(162,677)	(41,208)	(5,006)	—	—	(208,891)
Underwriting, policy acquisition and operating expenses(1)	(49,395)	(13,542)	(3,668)	(8,344)	935	(74,014)
SPC U.S. federal income tax benefit (expense)(2)	—	—	175	—	—	175
SPC dividend (expense) income	—	—	2,518	—	—	2,518
Interest expense	—	—	—	(5,514)	—	(5,514)
Income tax benefit (expense)	—	—	—	4,655	—	4,655
Segment results	$(15,211)	$(14,532)	$860	$22,059	$—	(6,824)
Reconciliation of segments to consolidated results:
Goodwill impairment						(44,110)
Contingent Consideration Adjustment(3)						1,500
Net income (loss)						$(49,434)
Significant non-cash items:
Depreciation and amortization, net of accretion	$2,728	$851	$300	$2,575	$—	$6,454
Goodwill impairment	$—	$—	$—	$—	$—	$44,110

	Nine Months Ended September 30, 2023
(In thousands)	Specialty P&C	Workers' Compensation Insurance	Segregated Portfolio Cell Reinsurance	Corporate	Inter-segment Eliminations	Consolidated
Net premiums earned	$562,206	$121,706	$46,156	$—	$—	$730,068
Net investment income	—	—	1,625	93,089	—	94,714
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	5,450	—	5,450
Net investment gains (losses)	—	—	1,830	(3,174)	—	(1,344)
Other income (expense)(1)	3,106	1,565	3	5,347	(3,157)	6,864
Net losses and loss adjustment expenses	(476,187)	(101,813)	(27,245)	—	—	(605,245)
Underwriting, policy acquisition and operating expenses(1)	(140,949)	(40,923)	(15,241)	(24,823)	3,157	(218,779)
SPC U.S. federal income tax benefit (expense)(2)	—	—	(1,351)	—	—	(1,351)
SPC dividend (expense) income	—	—	(3,171)	—	—	(3,171)
Interest expense	—	—	—	(16,478)	—	(16,478)
Income tax benefit (expense)	—	—	—	3,901	—	3,901
Segment results	$(51,824)	$(19,465)	$2,606	$63,312	$—	(5,371)
Reconciliation of segments to consolidated results:
Goodwill impairment						(44,110)
Contingent Consideration Adjustment(3)						4,500
Net income (loss)						$(44,981)
Significant non-cash items:
Depreciation and amortization, net of accretion	$7,927	$2,573	$(187)	$9,772	$—	$20,085
Goodwill impairment	$—	$—	$—	$—	$—	$44,110

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2023

	Three Months Ended September 30, 2022
(In thousands)	Specialty P&C	Workers' Compensation Insurance	Segregated Portfolio Cell Reinsurance	Corporate	Inter-segment Eliminations	Consolidated
Net premiums earned	$198,481	$42,063	$17,811	$—	$—	$258,355
Net investment income	—	—	294	24,451	—	24,745
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	(6,852)	—	(6,852)
Net investment gains (losses)	—	—	(732)	(7,530)	—	(8,262)
Other income (expense)(1)	1,000	554	1	4,695	(1,153)	5,097
Net losses and loss adjustment expenses	(158,518)	(28,148)	(11,407)	—	—	(198,073)
Underwriting, policy acquisition and operating expenses(1)	(53,166)	(14,146)	(5,599)	(8,921)	1,153	(80,679)
SPC U.S. federal income tax benefit (expense)(2)	—	—	(433)	—	—	(433)
SPC dividend (expense) income	—	—	(183)	—	—	(183)
Interest expense	—	—	—	(5,513)	—	(5,513)
Income tax benefit (expense)	—	—	—	2,673	—	2,673
Segment results	$(12,203)	$323	$(248)	$3,003	$—	(9,125)
Net income (loss)						$(9,125)
Significant non-cash items:
Depreciation and amortization, net of accretion	$2,290	$872	$294	$6,181	$—	$9,637

	Nine Months Ended September 30, 2022
(In thousands)	Specialty P&C	Workers' Compensation Insurance	Segregated Portfolio Cell Reinsurance	Corporate	Inter-segment Eliminations	Consolidated
Net premiums earned	$593,534	$124,456	$53,347	$—	$—	$771,337
Net investment income	—	—	617	66,515	—	67,132
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	5,948	—	5,948
Net investment gains (losses)	—	—	(4,225)	(41,427)	—	(45,652)
Other income (expense)(1)	4,185	1,753	2	10,386	(3,111)	13,215
Net losses and loss adjustment expenses	(469,690)	(83,306)	(32,170)	—	—	(585,166)
Underwriting, policy acquisition and operating expenses(1)	(148,339)	(40,816)	(15,203)	(26,679)	3,111	(227,926)
SPC U.S. federal income tax benefit (expense)(2)	—	—	(1,424)	—	—	(1,424)
SPC dividend (expense) income	—	—	(1,697)	—	—	(1,697)
Interest expense	—	—	—	(14,872)	—	(14,872)
Income tax benefit (expense)	—	—	—	6,232	—	6,232
Segment results	$(20,310)	$2,087	$(753)	$6,103	$—	(12,873)
Reconciliation of segments to consolidated results:
Transaction-related costs(4)						(1,471)
Net income (loss)						$(14,344)
Significant non-cash items:
Depreciation and amortization, net of accretion	$7,830	$2,620	$1,009	$18,587	$—	$30,046
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

(4) Represents the transaction-related costs, after-tax, associated with the acquisition of NORCAL. For the nine months ended September 30, 2022 pre-tax transaction-related costs of approximately $1.9 million were included as a component of consolidated operating expense and the associated income tax benefit of approximately $0.4 million were included as a component of consolidated income tax benefit (expense) on the Condensed Consolidated Statements of Income and Comprehensive Income.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2023
The following table provides detailed information regarding ProAssurance's gross premiums earned by product as well as a reconciliation to net premiums earned. All gross premiums earned are from external customers except as noted. ProAssurance's insured risks are primarily within the U.S.

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2023	2022	2023	2022
Specialty P&C Segment
Gross premiums earned:
HCPL	$163,343	$172,984	$494,658	$514,027
Small Business Unit	26,508	27,681	78,513	80,407
Medical Technology Liability	10,904	10,911	32,060	30,879
Lloyd's Syndicates	4,931	6,608	14,499	22,283
Other	—	206	—	603
Ceded premiums earned	(9,914)	(19,909)	(57,524)	(54,665)
Segment net premiums earned	195,772	198,481	562,206	593,534

Workers' Compensation Insurance Segment
Gross premiums earned:
Traditional business	43,423	45,680	131,623	134,231
Alternative market business	17,311	18,283	52,421	54,287
Ceded premiums earned	(20,849)	(21,900)	(62,338)	(64,062)
Segment net premiums earned	39,885	42,063	121,706	124,456

Segregated Portfolio Cell Reinsurance Segment
Gross premiums earned:
Workers' compensation(1)	15,979	17,034	48,613	51,304
HCPL(2)	(6,971)	3,161	4,388	9,151
Ceded premiums earned	(2,245)	(2,384)	(6,845)	(7,108)
Segment net premiums earned	6,763	17,811	46,156	53,347

Consolidated net premiums earned	$242,420	$258,355	$730,068	$771,337
(1) Premium for all periods is assumed from the Workers' Compensation Insurance segment.
(2) Premium for all periods is assumed from the Specialty P&C segment.

14. Benefit Plans
ProAssurance sponsors a defined benefit pension plan which covers substantially all NORCAL employees (except those that were previous employees of Medicus Insurance Company and FD Insurance Company, employees of PPM RRG as well as new hires after December 31, 2013). Benefits are based on years of service and the employee’s average of the highest five years of annual compensation. Annual contributions to the defined benefit pension plan are above the minimum funding standards outlined in the Employee Retirement Income Security Act of 1974, as amended. ProAssurance makes contributions to the defined benefit pension plan with the goal of ensuring that it is adequately funded to meet its future obligations. ProAssurance did not make any contributions to the pension plan during the three and nine months ended September 30, 2023 and does not anticipate making any contributions for the remainder of 2023. The defined benefit pension plan no longer has future service accruals or compensation increases because this plan was frozen effective December 31, 2015. See Note 17 of the Notes to Consolidated Financial Statements in ProAssurance's December 31, 2022 report on Form 10-K for more information regarding the defined benefit pension plan.
The components of the net periodic benefit cost (income) for the three and nine months ended September 30, 2023 and 2022 were as follows:

($ in thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
Components of net periodic benefit cost (income):
Interest cost	$924	$727	$2,742	$2,158
Expected return on Plan assets	(893)	(1,011)	(2,651)	(3,001)
Total net periodic benefit cost (income)*	$31	$(284)	$91	$(843)
*Net periodic benefit cost (income) is included as a component of operating expense on the Condensed Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2023 and 2022.

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
Effective September 2023, we decided to discontinue our participation in the results of Syndicate 1729 beginning with the 2024 underwriting year. The results from our participation in Syndicate 1729 from open underwriting years prior to 2024 will continue to earn out pro rata over the entire policy period of the underlying business. Due to the quarter lag, our ceased participation in Syndicate 1729 will not be reflected in our results until the second quarter of 2024. Furthermore, we expect to receive proceeds of $5.4 million associated with the sale of our remaining ownership interest in the underwriting and operations entity associated with Syndicate 1729 to an unrelated third party, which is contingent upon certain approvals from the Council of Lloyd's and the Prudential Regulation Authority empowered under FSMA. Approval of this sale will not impact our decision to no longer participate in the results of Syndicate 1729 for the 2024 underwriting year.
Our operating segments are based on our internal management reporting structure for which financial results are regularly evaluated by our CODM to determine resource allocation and assess operating performance. As a result of our decision to no longer participate in the results of Syndicate 1729 beginning with the 2024 underwriting year, we reorganized our segment reporting during the third quarter of 2023 to align with how our CODM currently oversees the business, allocates resources and evaluates operating performance and, as a result, the number of our operating and reportable segments decreased from five to four: Specialty P&C, Workers' Compensation Insurance, Segregated Portfolio Cell Reinsurance and Corporate. As a result of the segment reorganization, we now report the underwriting results from our participation in Lloyd’s Syndicates in the Specialty P&C segment and the investment results of assets solely allocated to our Lloyd's Syndicate operations and U.K. income taxes in our Corporate segment. All prior period segment information has been recast to conform to the current period presentation and the segment reorganization had no impact on previously reported consolidated financial results.
Additional information on ProAssurance's four operating and reportable segments is included in Note 13 of the Notes to Condensed Consolidated Financial Statements, Note 16 of the Notes to Consolidated Financial Statements in our December 31, 2022 report on Form 10-K and in the Segment Results sections herein that follow.

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
•Income taxes
Goodwill / Intangibles
In accordance with GAAP, goodwill and intangible assets are tested for impairment annually or more frequently if circumstances indicate an impairment may have occurred. The date of our annual impairment testing is October 1. For our last annual impairment test at October 1, 2022, we performed quantitative assessments that supported a conclusion that the fair value of all of the reporting units with goodwill exceeded their carrying value.
Impairment of goodwill is tested at the reporting unit level, which prior to the third quarter of 2023, was consistent with our reportable segments. As discussed in Note 13 of the Notes to Condensed Consolidated Financial Statements, we reorganized our segment reporting in the third quarter of 2023 to align with how our CODM currently oversees the business, allocates resources and evaluates operating performance. As a result of the segment reorganization, the Lloyd's Syndicates segment is no longer a separate operating segment; however, the Lloyd's Syndicates operation will remain a reporting unit for purposes of testing goodwill. Our reporting units are: Specialty P&C, Workers' Compensation Insurance, Segregated Portfolio Cell Reinsurance, Lloyd's Syndicates and Corporate. Of the five reporting units, two have goodwill: Workers' Compensation Insurance and Segregated Portfolio Cell Reinsurance.
As disclosed in our June 30, 2023 report on Form 10-Q, we performed a quantitative goodwill impairment assessment on our Workers' Compensation Insurance reporting unit as of June 30, 2023, due to market conditions impacting that reporting unit's actual and projected results along with a broader decline in our stock price that occurred for a sustained period of time during the second quarter of 2023. As a result of the interim goodwill impairment assessment in the second quarter of 2023, management concluded that the fair value of the Workers' Compensation Insurance reporting unit exceeded the carrying value as of the testing date by approximately 3%; therefore, goodwill was not impaired during the second quarter of 2023.
Market conditions impacting actual and projected results of our Workers' Compensation Insurance reporting unit persisted into the third quarter of 2023. During the third quarter of 2023, we increased our full year current accident year loss ratio and recognized unfavorable prior accident year reserve development in our Workers' Compensation Insurance reporting unit, which reflected higher than expected loss trends observed in our average cost per claim which we attribute to increased medical costs driven by wage inflation and medical advancements. As a result, management performed an updated quantitative assessment of goodwill on our Workers' Compensation Insurance reporting unit using updated actual and projected results as well as marketplace data. The updated data impacted a number of key variables in our analysis including the determination of a higher discount rate and lower valuation multiples.
For each of the interim impairment assessments performed in the second and third quarters of 2023, management estimated the fair value of the Workers' Compensation Insurance reporting unit using both an income approach and a market approach using marketplace data that was current at the time of each respective analysis based on the valuation methodologies and process for developing assumptions discussed in our Critical Accounting Estimates section in Item 7 of our December 31, 2022 report on Form 10-K under the heading "Goodwill / Intangibles." To corroborate the reporting unit's valuation, management performed a reconciliation of the estimate of the aggregate fair value of all reporting units to ProAssurance's market capitalization, including consideration of a control premium. The determination of fair value involved the use of significant estimates and assumptions, including revenue growth rates, combined ratios, capital requirements, tax rates, terminal growth rates, discount rates, comparable public companies and synergistic benefits available to market participants. In addition, management made certain judgments and assumptions in allocating shared assets and liabilities to individual reporting units to determine the carrying amount of each reporting unit.

The analysis during the third quarter of 2023 indicated impairment of the goodwill associated with our Workers' Compensation Insurance reporting unit and accordingly we recorded a $44.1 million charge to fully impair the goodwill in the current quarter.
In both our second and third quarter 2023 analyses, we also estimated the fair value of our Segregated Portfolio Cell Reinsurance reporting unit, which indicated that the fair value of the reporting unit significantly exceeded the carrying amount for each of the interim impairment assessments performed.
Management also performed impairment tests of certain of our definite and indefinite lived intangible assets for which a triggering event was deemed to have occurred. Based upon these impairment tests, no impairment of our definite or indefinite lived intangible assets was identified at September 30, 2023.
Estimation of Taxes / Tax Credits
For interim periods, we generally utilize the estimated annual effective tax rate method under which we determine our provision (benefit) for income taxes based on the current estimate of our annual effective tax rate. For the three and nine months ended September 30, 2023, we utilized the discrete effective tax rate method for recording income taxes after the estimated annual effective tax rate method produced an unreliable estimated annual effective tax rate. The discrete method is applied when the application of the estimated annual effective tax rate method is impractical and does not provide a reliable estimate of the annual effective tax rate. We believe the use of the discrete effective tax rate method is more appropriate than the annual effective tax rate method for the three and nine months ended September 30, 2023 as minor changes in our estimated ordinary income would have a significant effect on the estimated annual effective tax rate and would result in sizable variations in the customary relationship between income tax expense (benefit) and pre-tax accounting income (loss). For the three and nine months ended September 30, 2022, we utilized the estimated annual effective tax rate method. Under the estimated annual effective tax rate method, items which are unusual, infrequent, or that cannot be reliably estimated are considered in the effective tax rate in the period in which the item is included in income and are referred to as discrete items. See further discussion on these methods in Note 4 of the Notes to Condensed Consolidated Financial Statements. In calculating our year-to-date income tax expense (benefit), we include the estimated benefit of tax credits for the year-to-date period based on the most recently available information provided by the tax credit partnerships; the actual amounts of credits provided by the tax credit partnerships may prove to be different than our estimates. The effect of such a difference is recognized in the period identified.
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
During the three and nine months ended September 30, 2023, we recorded a $1.5 million and $5.5 million decrease to the contingent consideration liability, respectively. The decrease recorded during the three and nine months ended September 30, 2023 is comprised of $1.5 million and $4.5 million, respectively, related to the remeasurement of the liability to fair value and is reflected as a component of net investment gains (losses). In addition, the decrease to the contingent consideration liability recorded during the nine months ended September 30, 2023 includes a $1.0 million reduction related to the impact of $7.5 million of unfavorable development recognized in the first quarter of 2023 on NORCAL's reserves related to accident years 2020 and prior and is reflected as a component of operating expenses. See further discussion that follows under the heading Results of Operations.
Accounting Changes
We did not have any change in accounting estimate or policy that had a material effect on our results of operations or financial position during the nine months ended September 30, 2023. We are not aware of any accounting changes not yet adopted as of September 30, 2023 that could have a material impact on our results of operations, financial position or cash flows.

Liquidity and Capital Resources and Financial Condition
Overview
ProAssurance Corporation is a holding company and is a legal entity separate and distinct from its subsidiaries. As a holding company, our principal source of external revenue is our investment revenues. In addition, dividends from our operating subsidiaries represent another source of funds for our obligations, including debt service and shareholder dividends, if declared. We also charge our core domestic operating subsidiaries within our Specialty P&C and Workers' Compensation Insurance segments a management fee based on the extent to which services are provided to the subsidiary and the amount of gross premium written by the subsidiary. At September 30, 2023, we held cash and liquid investments of approximately $79 million outside our insurance subsidiaries that were available for use without regulatory approval or other restriction. We also have $250 million in permitted borrowings available under our Revolving Credit Agreement as well as the possibility of a $50 million accordion feature, if successfully subscribed. On April 28, 2023, we executed an amendment to the Revolving Credit Agreement, which includes an additional $125 million delayed draw Term Loan. We intend to draw $125 million on the Revolving Credit Agreement and fund the $125 million Term Loan to refinance our Senior Notes that mature November 2023. See further information regarding the amended Revolving Credit Agreement and Term Loan in Note 8 of the Notes to Condensed Consolidated Financial Statements. As of November 3, 2023, no borrowings were outstanding under our amended Revolving Credit Agreement.
To date, during 2023, our operating subsidiaries have paid dividends to us of approximately $31 million. Our insurance subsidiaries, in the aggregate, are permitted to pay dividends of approximately $101 million over the remainder of 2023 without prior approval of state insurance regulators. However, the payment of any dividend requires prior notice to the insurance regulator in the state of domicile, and the regulator may reduce or prevent the dividend if, in its judgment, payment of the dividend would have an adverse effect on the surplus of the insurance subsidiary. We make the decision to pay dividends from an insurance subsidiary based on the capital needs of that subsidiary and may pay less than the permitted dividend or may also request permission to pay an additional amount (an extraordinary dividend).
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
Our HCPL and Medical Technology Liability treaties renew annually on October 1 and our Workers' Compensation treaty renews annually on May 1. Our HCPL and Medical Technology Liability treaties renewed October 1, 2023 at a higher rate than the previous treaties and retention of HCPL coverages in excess of $2 million increased to 9% to 9.5% from 0% to 5% of the next $24 million of risk; all other material terms were consistent with the expiring treaties. Our traditional Workers' Compensation treaty renewed May 1, 2023 at a higher rate than the previous treaty; all other material terms were consistent with the expiring treaty. The significant coverages provided by our current excess of loss reinsurance agreements are depicted in the following table.

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

Cash Flows
Cash flows between periods compare as follows:

	Nine Months Ended September 30
(In thousands)	2023	2022	Change
Net cash provided (used) by:
Operating activities	$(46,641)	$6,673	$(53,314)
Investing activities	137,335	(91,749)	229,084
Financing activities	(58,543)	(17,154)	(41,389)
Increase (decrease) in cash and cash equivalents	$32,151	$(102,230)	$134,381
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
The decrease in operating cash flows of $53.3 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 was primarily due to:
•A decrease in net premium receipts of $71.7 million primarily driven by our Specialty P&C segment due to a decrease in premium receipts due to the competitive market conditions on terms and pricing and an increase in cash paid to reinsurers primarily associated with our excess of loss reinsurance arrangements. In addition, the decrease in net premium receipts reflected our ceased participation in Syndicate 6131 for the 2022 underwriting year.
•An increase in paid losses of $29.0 million driven by our Specialty P&C segment primarily due to an increase in average indemnity paid per closed claim compared to the prior year period, as claim costs in our HCPL line of business are pressured by social inflation and higher than anticipated loss severity trends.
•A decrease in cash received from investment income of $2.8 million driven by a decrease in distributed earnings and redemptions from our portfolio of investments in LPs/LLCs.
The decrease in operating cash flows was partially offset by:
•A decrease in cash paid for operating expenses of $37.1 million driven by the prior year impact of the termination of deferred compensation arrangements assumed in the NORCAL acquisition during the first quarter of 2022 totaling approximately $13.2 million and, to a lesser extent, the receipt of cash collateral to secure the net present value of future cash flows associated with the Interest Rate Swaps of $10.7 million. See further discussion of NORCAL's deferred compensation arrangements in Note 3 to the Notes to Consolidated Financial Statements in our December 31, 2022 report on Form 10-K and further discussion on the Interest Rate Swaps in Note 9 to the Notes to Condensed Consolidated Financial Statements. Furthermore, the decrease in cash paid for operating expenses reflected the prior year impact of one-time expenses of $3.6 million in our Specialty P&C segment. One-time expenses in 2022 were mainly comprised of one-time bonuses, employee severance charges and lease exit costs.
•The effect of a tax refund of approximately $11.7 million which we received in February 2023 (see additional discussion within this section under the heading "Taxes" that follows).
The remaining variance in operating cash flows for the nine months ended September 30, 2023 as compared to the same period of 2022 was composed of individually insignificant components.
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

Taxes
We are subject to the tax laws and regulations of the U.S., Cayman Islands and U.K. We file a consolidated U.S. federal income tax return that includes the parent company and its U.S. subsidiaries, except for ProAssurance American Mutual, A Risk Retention Group. Our filing obligations include a requirement to make quarterly payments of estimated taxes to the IRS using the corporate tax rate effective for the tax year. We did not make any quarterly estimated tax payments during the three and nine months ended September 30, 2023 as we expect NOL carryforwards to offset any income taxes due.
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
As a result of the NORCAL acquisition, we have U.S. federal NOL carryforwards, which were approximately $32.3 million as of September 30, 2023. These NOL carryforwards are subject to limitation by Internal Revenue Code Section 382 and will begin to expire in 2035. For additional information on the NORCAL acquisition see Note 2 of the Notes to Consolidated Financial Statements in our December 31, 2022 report on Form 10-K.

Investing Activities and Related Cash Flows
Our investments at September 30, 2023 and December 31, 2022 are comprised as follows:

	September 30, 2023		December 31, 2022
($ in thousands)	Carrying Value	% of Total Investment	Carrying Value	% of Total Investment
Fixed maturities, available-for-sale
U.S. Treasury obligations	$237,828	6%	$221,608	5%
U.S. Government-sponsored enterprise obligations	18,871	1%	19,934	1%
State and municipal bonds	436,268	10%	439,450	10%
Corporate debt	1,663,978	39%	1,781,452	41%
Residential mortgage-backed securities	396,947	9%	389,540	8%
Commercial mortgage-backed securities	194,461	5%	203,794	5%
Other asset-backed securities	406,959	10%	416,694	9%
Total fixed maturities, available-for-sale	3,355,312	80%	3,472,472	79%
Fixed maturities, trading	45,999	1%	43,434	1%
Total fixed maturities	3,401,311	81%	3,515,906	80%

Equity investments(1)	143,920	3%	143,738	3%
Short-term investments	247,394	6%	245,313	6%
BOLI	77,502	2%	81,746	2%
Investment in unconsolidated subsidiaries	297,314	7%	305,210	7%
Other investments	62,816	1%	95,770	2%
Total investments	$4,230,257	100%	$4,387,683	100%
(1) Includes $109.9 million and $112.1 million of investment grade bond funds as of September 30, 2023 and December 31, 2022, respectively, which are not subject to significant equity price risk.
At September 30, 2023, 99% of our investments in available-for-sale fixed maturity securities were rated and the average rating was A+. The distribution of our investments in available-for-sale fixed maturity securities by rating were as follows:

	September 30, 2023		December 31, 2022
($ in thousands)	Carrying Value	% of Total Investment	Carrying Value	% of Total Investment
Rating*
AAA	$480,602	14%	$1,008,230	29%
AA+	647,237	19%	113,659	3%
AA	203,779	6%	210,247	6%
AA-	177,693	4%	190,106	5%
A+	274,379	8%	264,950	8%
A	398,413	12%	432,442	12%
A-	338,625	10%	345,671	10%
BBB+	189,693	6%	213,794	6%
BBB	287,253	9%	305,987	9%
BBB-	129,668	4%	137,596	4%
Below investment grade	226,808	7%	249,400	7%
Not rated	1,162	1%	390	1%
Total	$3,355,312	100%	$3,472,472	100%
*Average of three NRSRO sources, presented as an S&P equivalent. Source: S&P, Copyright ©2023, S&P Global Market Intelligence

A detailed listing of our investment holdings as of September 30, 2023 is located under the Financial Information heading on the Investor Relations page of our website which can be reached directly at https://investor.proassurance.com/financial-information/quarterly-investment-supplements/default.aspx or through links from the Investor Relations section of our website, investor.proassurance.com.
We manage our investments to ensure that we will have sufficient liquidity to meet our obligations, taking into consideration the timing of cash flows from our investments, including interest payments, dividends and principal payments, as well as the expected cash flows to be generated or used by our operations. In addition to the interest and dividends we will receive from our investments, we anticipate that between $80 million and $210 million of our portfolio will mature (or be paid down) each quarter over the next twelve months and become available, if needed, to meet our cash flow requirements. In response to higher severity trends and an increase in paid losses in our HCPL line of business and our Workers' Compensation Insurance segment, we have reduced the rate of reinvestment of these cash flows in order to allow for additional cash availability. The primary outflow of cash at our insurance subsidiaries is related to paid losses and operating costs, including income taxes. The payment of individual claims cannot be predicted with certainty; therefore, we rely upon the history of paid claims in estimating the timing of future claims payments with consideration given to current and anticipated industry trends and macroeconomic conditions. To the extent that we may have an unanticipated shortfall in cash, we may either liquidate securities or borrow funds under existing borrowing arrangements through our Revolving Credit Agreement and the FHLB system. Permitted borrowings under our Revolving Credit Agreement are $250 million with the possibility of an additional $50 million accordion feature, if successfully subscribed. On April 28, 2023, we executed an amendment to the Revolving Credit Agreement, which includes an additional $125 million delayed draw Term Loan. As previously discussed, we intend to draw $125 million on the Revolving Credit Agreement and fund the $125 million Term Loan to refinance our Senior Notes that mature November 2023. Given the duration of our investments, we do not foresee a shortfall that would require us to meet operating cash needs through additional borrowings. Additional information regarding our Revolving Credit Agreement is detailed in Note 8 of the Notes to Condensed Consolidated Financial Statements.
At September 30, 2023, our FAL was comprised of investment securities, primarily available-for-sale fixed maturity securities with a fair value of $19.6 million deposited with Lloyd's. During the second quarter of 2023, we received a return of approximately $4.1 million of cash from our FAL balances related to the settlement of our participation in the results of Syndicate 1729 and Syndicate 6131 for the 2020 underwriting year. Given that we decided to no longer participate in the results of Syndicate 1729 beginning with the 2024 underwriting year, we expect to receive an additional return of FAL in the future; however, the amount of which cannot be estimated at this time. Furthermore, we expect to receive proceeds of $5.4 million associated with the sale of our remaining ownership interest in the underwriting and operations entity associated with Syndicate 1729 to an unrelated third party, which is contingent upon certain approvals from the Council of Lloyd's and the Prudential Regulation Authority empowered under FSMA. Approval of this sale will not impact our decision to no longer participate in the results of Syndicate 1729 beginning with the 2024 underwriting year. Additional information regarding our FAL is detailed in Note 3 of the Notes to Condensed Consolidated Financial Statements.
Our investment portfolio continues to be primarily composed of high quality fixed income securities with approximately 92% of our fixed maturities being investment grade securities as determined by national rating agencies. The weighted average effective duration of our fixed maturity securities at September 30, 2023 was 3.28 years; the weighted average effective duration of our fixed maturity securities combined with our short-term securities was 3.06 years.

The carrying value and unfunded commitments for certain of our investments were as follows:

	Carrying Value		September 30, 2023
($ in thousands, except expected funding period)	September 30, 2023	December 31, 2022	Unfunded Commitment	Expected funding period in years
Qualified affordable housing project tax credit partnerships (1)	$787	$4,088	$133	4
All other investments, primarily investment fund LPs/LLCs	296,527	301,122	123,034	5
Total	$297,314	$305,210	$123,167
(1) The carrying value reflects our total commitments (both funded and unfunded) to the partnerships, less any amortization, since our initial investment. We fund these investments based on funding schedules maintained by the partnerships.

Investment fund LPs/LLCs are by nature less liquid and may involve more risk than other investments. We manage our risk through diversification of asset class and geographic location. At September 30, 2023, we had investments in 31 separate investment funds with a total carrying value of $296.5 million which represented approximately 7% of our total investments. Our investment fund LPs/LLCs generate earnings from trading portfolios, secured debt, debt securities, multi-strategy funds and private equity investments, and the performance of these LPs/LLCs is affected by the volatility of equity and credit markets. For our investments in LPs/LLCs, we record our allocable portion of the partnership operating income or loss as the results of the LPs/LLCs become available, typically following the end of a reporting period.
Financing Activities and Related Cash Flows
Treasury Shares
ProAssurance and its consolidated subsidiaries repurchased approximately 3.1 million common shares at a cost of approximately $50.5 million, conducted through a series of 10b5-1 stock repurchase plans during the nine months ended September 30, 2023 (including approximately 1.7 million shares at a total cost of $30.5 million during the three months ended September 30, 2023). During July 2022, we repurchased approximately 139,000 common shares at a cost of approximately $3.3 million, conducted through a 10b5-1 stock repurchase plan. We did not repurchase any common shares subsequent to September 30, 2023, and as of November 8, 2023, our remaining Board authorization was approximately $55.9 million.
ProAssurance Shareholder Dividends
Our Board declared quarterly cash dividends of $0.05 per share during the first quarter of 2023 and each of the first three quarters of 2022, each of which was paid in the following quarter. The Board continually evaluates how best to return capital to shareholders. In light of the price range in which our stock traded in the second quarter of 2023, the Board decided to suspend payment of a quarterly cash dividend. Instead, we used available capital to repurchase shares pursuant to the existing share repurchase authorization. Any decision to pay future cash dividends is subject to the Board’s final determination after a comprehensive review of financial performance, future expectations and other factors deemed relevant by the Board.
Debt
Our debt less unamortized debt issuance costs at September 30, 2023 is $427 million and is comprised of Senior Notes and Contribution Certificates.
At September 30, 2023 our debt included $250 million of outstanding unsecured Senior Notes. The notes bear interest at 5.3% annually and are due in November 2023, although they may be redeemed in whole or part prior to maturity. There are no financial covenants associated with these notes.
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

On April 28, 2023, we executed an amendment to the Revolving Credit Agreement, which extended the expiration from November 2024 to April 2028 and includes an additional $125 million delayed draw Term Loan. The amended Revolving Credit Agreement may be used for general corporate purposes, including, but not limited to, short-term working capital, share repurchases as authorized by the Board and support for other activities. Our amended Revolving Credit Agreement permits borrowings of up to $250 million as well as the possibility of a $50 million accordion feature, if successfully subscribed. The Term Loan is available to be drawn up to $125 million during a five year period after closing, subject to customary borrowing conditions. We intend to draw on the Revolving Credit Agreement, including the Term Loan, to refinance our Senior Notes that mature November 2023. As of September 30, 2023, there were no outstanding borrowings on our amended Revolving Credit Agreement; we are in compliance with the financial covenants of the amended Revolving Credit Agreement.
Additional information regarding our debt is provided in Note 8 of the Notes to Condensed Consolidated Financial Statements.
To manage our exposure to interest rate risk due to variability in the base rate on borrowings under the amended Revolving Credit Agreement and Term Loan, we entered into two forward-starting interest rate swap agreements ("Interest Rate Swaps") on May 2, 2023, each with an effective date of December 29, 2023 and maturity date of March 31, 2028. Additional information regarding our Interest Rate Swaps is provided in Note 1 and Note 9 of the Notes to Condensed Consolidated Financial Statements.
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

Results of Operations – Three and Nine Months Ended September 30, 2023 Compared to Three and Nine Months Ended September 30, 2022
Selected consolidated financial data for each period is summarized in the table below.

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands, except per share data)	2023	2022	Change		2023	2022	Change
Revenues:
Net premiums written	$292,023	$281,989	$10,034		$790,978	$803,055	$(12,077)
Net premiums earned	$242,420	$258,355	$(15,935)		$730,068	$771,337	$(41,269)
Net investment result	32,693	17,893	14,800		100,164	73,080	27,084
Net investment gains (losses)	(2,702)	(8,262)	5,560		3,156	(45,652)	48,808
Other income	3,336	5,097	(1,761)		6,864	13,215	(6,351)
Total revenues	275,747	273,083	2,664		840,252	811,980	28,272

Expenses:
Net losses and loss adjustment expenses	208,891	198,073	10,818		605,245	585,166	20,079
Underwriting, policy acquisition and operating expenses	74,014	80,679	(6,665)		218,779	229,788	(11,009)
SPC U.S. federal income tax expense (benefit)	(175)	433	(608)		1,351	1,424	(73)
SPC dividend expense (income)	(2,518)	183	(2,701)		3,171	1,697	1,474
Interest expense	5,514	5,513	1		16,478	14,872	1,606
Goodwill impairment	44,110	—	44,110		44,110	—	44,110
Total expenses	329,836	284,881	44,955		889,134	832,947	56,187
Income (loss) before income taxes	(54,089)	(11,798)	(42,291)		(48,882)	(20,967)	(27,915)
Income tax expense (benefit)	(4,655)	(2,673)	(1,982)		(3,901)	(6,623)	2,722
Net income (loss)	$(49,434)	$(9,125)	$(40,309)		$(44,981)	$(14,344)	$(30,637)
Non-GAAP operating income (loss)	$(3,730)	$(2,976)	$(754)		$(3,240)	$21,033	$(24,273)
Earnings (loss) per share:
Basic	$(0.95)	$(0.17)	$(0.78)		$(0.85)	$(0.27)	$(0.58)
Diluted	$(0.95)	$(0.17)	$(0.78)		$(0.85)	$(0.27)	$(0.58)
Non-GAAP operating income (loss) per share:
Basic	$(0.07)	$(0.06)	$(0.01)		$(0.06)	$0.39	$(0.45)
Diluted	$(0.07)	$(0.06)	$(0.01)		$(0.06)	$0.39	$(0.45)
Net loss ratio	86.2%	76.7%	9.5	pts	82.9%	75.9%	7.0	pts
Underwriting expense ratio	30.5%	31.2%	(0.7	pts)	30.0%	29.8%	0.2	pts
Combined ratio	116.7%	107.9%	8.8	pts	112.9%	105.7%	7.2	pts
Operating ratio	103.2%	98.3%	4.9	pts	99.9%	97.0%	2.9	pts
Effective tax rate	8.6%	22.7%	(14.1	pts)	8.0%	31.6%	(23.6	pts)
Return on equity*	(6.6%)	(3.3%)	(3.3	pts)	(4.4%)	(1.5%)	(2.9	pts)
Non-GAAP operating return on equity*	(1.4%)	(1.1%)	(0.3	pts)	(0.4%)	2.2%	(2.6	pts)

*Annualized. See further discussion on this calculation in the Executive Summary of Operations section under the heading "Non-GAAP Operating ROE."
In all tables that follow, the abbreviation "nm" indicates that the information or the percentage change is not meaningful.

Executive Summary of Operations
The following sections provide an overview of our consolidated and segment results of operations for the three and nine months ended September 30, 2023 as compared to the three and nine months ended September 30, 2022. See the Segment Results sections that follow for additional information regarding each segment's results.
As previously discussed under the heading "ProAssurance Overview," we reorganized our segment reporting in the third quarter of 2023. As a result, we now report the underwriting results from our participation in Lloyd’s Syndicates in our Specialty P&C segment and the investment results of assets solely allocated to our Lloyd's Syndicate operations and U.K. income taxes in our Corporate segment. All prior period segment information has been recast to conform to the current period presentation. The segment reorganization had no impact on previously reported consolidated financial results. See further information regarding the segment reorganization in Note 13 of the Notes to Condensed Consolidated Financial Statements.
Revenues
The following table shows our consolidated and segment net premiums earned:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2023	2022	Change		2023	2022	Change
Net premiums earned
Specialty P&C	$195,772	$198,481	$(2,709)	(1.4%)	$562,206	$593,534	$(31,328)	(5.3%)
Workers' Compensation Insurance	39,885	42,063	(2,178)	(5.2%)	121,706	124,456	(2,750)	(2.2%)
Segregated Portfolio Cell Reinsurance	6,763	17,811	(11,048)	(62.0%)	46,156	53,347	(7,191)	(13.5%)
Consolidated total	$242,420	$258,355	$(15,935)	(6.2%)	$730,068	$771,337	$(41,269)	(5.4%)
For the three and nine months ended September 30, 2023, our consolidated net premiums earned decreased $15.9 million and $41.3 million, respectively, as compared to the same respective periods of 2022.
•For our Specialty P&C segment, net premiums earned decreased during the 2023 three- and nine-month periods as compared to the same respective periods of 2022 driven by the pro rata effect of a decrease in the volume of premium written during the preceding twelve months primarily due to competitive market conditions and, for the 2023 nine-month period, our process of evaluating the NORCAL book of business and implementing ProAssurance's underwriting strategies.
•For our Workers' Compensation Insurance segment, net premiums earned decreased for the 2023 three- and nine-month periods as compared to the same respective periods of 2022 driven by the continuation of competitive market conditions and, for the 2023 three-month period, a decrease in audit premium billed to policyholders. The decrease in net premiums earned for the 2023 nine-month period was partially offset by an increase in the carried EBUB estimate of $2.9 million as compared to $0.5 million during the same period of 2022.
•Net premiums earned in our Segregated Portfolio Cell Reinsurance segment decreased for the 2023 three- and nine-month periods as compared to the same respective periods of 2022 due to the continuation of competitive workers' compensation market conditions, a decrease in audit premium billed to policyholders and, for the 2023 three-month period, the cancellation of a tail coverage, resulting in the reversal of $7.9 million of tail premium during the current period. The tail coverage previously recognized during the second quarter 2023 related to one program in which we do not participate in the underwriting results.

The following table shows our consolidated net investment result:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2023	2022	Change		2023	2022	Change
Net investment income	$32,754	$24,745	$8,009	32.4%	$94,714	$67,132	$27,582	41.1%
Equity in earnings (loss) of unconsolidated subsidiaries*	(61)	(6,852)	6,791	99.1%	5,450	5,948	(498)	(8.4%)
Net investment result	$32,693	$17,893	$14,800	82.7%	$100,164	$73,080	$27,084	37.1%
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

The increase in our consolidated net investment income for the three and nine months ended September 30, 2023 as compared to the same respective periods of 2022 reflected higher average book yields as we continue to reinvest at higher rates as our portfolio matures. For the three months ended September 30, 2023, the earnings generated from our LPs/LLCs did not exceed the tax-deductible operating losses recorded from our tax credit partnership investments resulting in an overall loss from our investment in unconsolidated subsidiaries. Our investment results from our portfolio of investments in LPs/LLCs for the 2023 three-month period as compared to the same period of 2022 increased driven by the performance of a few LPs/LLCs primarily due to a higher market valuation during the second quarter of 2023.
The following table shows our total consolidated net investment gains (losses):

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2023	2022	Change		2023	2022	Change
Net impairment losses recognized in earnings	$(141)	$—	$(141)	nm	$(3,117)	$(553)	$(2,564)	463.7%
Other net investment gains (losses)(1)	(2,561)	(8,262)	5,701	69.0%	6,273	(45,099)	51,372	113.9%
Net investment gains (losses)	$(2,702)	$(8,262)	$5,560	67.3%	$3,156	$(45,652)	$48,808	106.9%
(1) Consolidated other net investment gains (losses) in the three and nine months ended September 30, 2023 include gains of $1.5 million and $4.5 million, respectively, reflecting the change in the fair value of contingent consideration issued in connection with the NORCAL acquisition (see Note 2 of the Notes to Consolidated Financial Statements in our December 31, 2022 report on Form 10-K for additional information on the NORCAL acquisition). We do not consider these adjustments in assessing the financial performance of any of our segments and therefore, we have excluded them from the Segment Results sections that follow.

For the three and nine months ended September 30, 2023, we recognized a nominal amount and $3.1 million of credit-related impairment losses in earnings, respectively. We did not recognize any non-credit impairment losses in OCI during the three and nine months ended September 30, 2023. The credit-related impairment losses recognized during the three and nine months ended September 30, 2023 related to a mortgage-backed security and, for the 2023 nine-month period, two corporate bonds in the financial sector. For the three months ended September 30, 2022, we did not recognize any credit-related impairment losses in earnings or non-credit impairment losses in OCI. For the nine months ended September 30, 2022, we recognized credit-related impairment losses in earnings of $0.6 million and non-credit impairment losses in OCI of $0.4 million, both of which related to a corporate bond in the consumer sector. Additional information regarding investment impairment losses is provided in Note 3 of the Notes to Condensed Consolidated Financial Statements.
We recognized $2.6 million of other net investment losses and $6.3 million of other net investment gains for the three and nine months ended September 30, 2023, respectively. The other net investment losses recognized during the three months ended September 30, 2023 were driven by unrealized holding losses resulting from changes in the fair value of our equity investments, partially offset by death benefit proceeds from a BOLI contract. Other net investment gains recognized during nine months ended September 30, 2023 were driven by the remeasurement of the contingent consideration liability and, to a lesser extent, unrealized holding gains resulting from changes in the fair value of our convertible securities. We recognized $8.3 million and $45.1 million of other net investment losses for the three and nine months ended September 30, 2022, respectively, driven by unrealized holding losses resulting from changes in the fair value of our equity investments and convertible securities and, for the 2022 nine-month period, realized losses from the sale of equity investments.

The following table shows our consolidated other income:

	Three Months Ended September 30, 2023				Nine Months Ended September 30, 2023
($ in thousands)	2023	2022	Change		2023	2022	Change
Other income	$3,336	$5,097	$(1,761)	(34.5%)	$6,864	$13,215	$(6,351)	(48.1%)
The decrease in consolidated other income for the 2023 three- and nine-month periods was driven by the effect of foreign currency exchange rate changes of $1.4 million and $6.6 million, respectively, in our Corporate segment related to foreign currency denominated loss reserves associated with premium assumed from an international medical professional liability insured in our Specialty P&C segment. We mitigate foreign exchange exposure by generally matching the currency and duration of associated investments to the corresponding loss reserves. In accordance with GAAP, the impact on the market value of available-for-sale fixed maturities due to changes in foreign currency exchange rates is reflected as part of OCI. Conversely, the impact of changes in foreign currency exchange rates on loss reserves is reflected through net income (loss) as a component of other income. The effect of exchange rate changes on foreign currency denominated loss reserves are reported in our Corporate segment to be consistent with the reporting of the foreign currency denominated invested assets and associated investment income. Excluding the impact of foreign currency exchange rate changes in all periods, consolidated other income decreased $0.4 million for the 2023 three-month period and increased $0.2 million for the 2023 nine-month period as compared to the same respective periods of 2022. Consolidated other income for the 2023 nine-month period included proceeds of $1.4 million associated with the sale of a portion of our ownership interest in the underwriting and operations entity associated with Syndicate 1729 to an unrelated third party in our Corporate segment during the second quarter of 2023.
Expenses
The following table shows our consolidated and segment net loss ratios and net prior accident year reserve development.

	Three Months Ended September 30				Nine Months Ended September 30
($ in millions)	2023	2022	Change		2023	2022	Change
Current accident year net loss ratio
Consolidated ratio	83.0%	79.5%	3.5	pts	81.8%	80.0%	1.8	pts
Specialty P&C	83.4%	82.2%	1.2	pts	84.4%	82.8%	1.6	pts
Workers' Compensation Insurance	83.1%	71.7%	11.4	pts	76.0%	71.8%	4.2	pts
Segregated Portfolio Cell Reinsurance	70.5%	67.7%	2.8	pts	64.7%	67.5%	(2.8	pts)
Calendar year net loss ratio
Consolidated ratio	86.2%	76.7%	9.5	pts	82.9%	75.9%	7.0	pts
Specialty P&C	83.1%	79.9%	3.2	pts	84.7%	79.1%	5.6	pts
Workers' Compensation Insurance	103.3%	66.9%	36.4	pts	83.7%	66.9%	16.8	pts
Segregated Portfolio Cell Reinsurance	74.0%	64.0%	10.0	pts	59.0%	60.3%	(1.3	pts)
Favorable (unfavorable) reserve development, prior accident years
Consolidated	$(7.7)	$7.2	$(14.9)		$(8.4)	$31.5	$(39.9)
Specialty P&C	$0.7	$4.6	$(3.9)		$(1.7)	$21.7	$(23.4)
Workers' Compensation Insurance	$(8.1)	$2.0	$(10.1)		$(9.3)	$6.0	$(15.3)
Segregated Portfolio Cell Reinsurance	$(0.3)	$0.6	$(0.9)		$2.6	$3.8	$(1.2)

Each segment's contribution to the change in our consolidated current accident year net loss ratios for the three and nine months ended September 30, 2023 as compared to the same respective periods of 2022 is as follows:

Increase (Decrease) 2023 versus 2022
(In percentage points)	Comparative three-month periods	Comparative nine-month periods
Estimated ratio increase (decrease) attributable to:
Specialty P&C	0.9 pts	0.5 pts
Workers' Compensation Insurance	1.9 pts	0.7 pts
Segregated Portfolio Cell Reinsurance	0.7 pts	— pts
NORCAL Acquisition - Purchase Accounting Amortization	— pts	0.6 pts
Increase in the consolidated current accident year net loss ratio	3.5 pts	1.8 pts
•The increase in the current accident year net loss ratio in our Workers' Compensation Insurance segment for the three and nine months ended September 30, 2023 was driven by an increase in the full-year loss ratio from 72.6% at June 30, 2023 to 76.0% at September 30, 2023, which reflected higher than expected loss trends observed in our average cost per claim which we attribute to increased medical costs driven by wage inflation and medical advancements. The increase in the current accident year net loss ratios in our Workers' Compensation Insurance segment for the three and nine months ended September 30, 2023 also reflected higher ULAE and, to a lesser extent, an increase in estimated losses within the AAD.
•The increase in the current accident year net loss ratio in our Specialty P&C segment for the three and nine months ended September 30, 2023, excluding the impact of purchase accounting in the comparative nine-month period, was driven by an increase to certain expected loss ratios in our HCPL line of business during the first quarter of 2023 as we continue to observe higher than anticipated loss severity trends in select jurisdictions that started to emerge in the fourth quarter of 2022. In addition, the increase in the ratio for the three and nine months ended September 30, 2023 reflected higher ULAE and, to a lesser extent, changes in the mix of business. The increase in the current accident year net loss ratio for the nine months ended September 30, 2023 was partially offset by a decrease to certain expected loss ratios in our HCPL line of business that we began recognizing in the fourth quarter of 2022 due to favorable frequency trends.
•The increase in the current accident year net loss ratio in our Segregated Portfolio Cell Reinsurance segment for the three months ended September 30, 2023 was driven by an increase in the healthcare professional liability current accident year net loss ratio which primarily reflected the impact of the cancellation of a tail coverage and an increase in expected claim frequency. The tail coverage was previously recognized during the second quarter 2023 and is related to one program in which we do not participate in the underwriting results. See previous discussion on this tail coverage in this section under the heading "Revenues" and further discussion in our Segment Operating Results sections that follow.
•As a result of our acquisition of NORCAL, our consolidated current accident year net loss ratio for the nine months ended September 30, 2022 was impacted by the purchase accounting amortization of the negative VOBA associated with NORCAL's assumed unearned premium of $4.9 million which was recorded as a reduction to current accident year net losses in the prior year period. As of June 30, 2022, the negative VOBA was fully amortized which resulted in a 0.6 percentage point increase in the 2023 nine-month period ratio as compared to the prior year period.

In the 2023 three- and nine-month periods, our consolidated calendar year net loss ratios were higher than our consolidated current accident year net loss ratios due to the recognition of net unfavorable prior year reserve development, as shown in the previous table. For the 2022 three- and nine-month periods, our consolidated calendar year net loss ratios were lower than our consolidated current accident year net loss ratios due to the recognition of net favorable prior year reserve development, as shown in the previous table. The following table shows the components of our consolidated net prior accident year reserve development:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2023	2022	Change		2023	2022	Change
Net favorable (unfavorable) reserve development	$(9,307)	$4,714	$(14,021)	(297.4%)	$(15,049)	$23,219	$(38,268)	(164.8%)
NORCAL Acquisition - Purchase Accounting Amortization*	1,656	2,510	(854)	(34.0%)	6,676	8,309	(1,633)	(19.7%)
Total net favorable (unfavorable) reserve development	$(7,651)	$7,224	$(14,875)	(205.9%)	$(8,373)	$31,528	$(39,901)	(126.6%)
*See Note 2 of the Notes to Consolidated Financial Statements in our December 31, 2022 report on Form 10-K for additional information on the remaining expected amortization of the NORCAL acquisition purchase accounting adjustments.

•The net unfavorable development recognized in our Specialty P&C segment during three and nine months ended September 30, 2023 included $1.0 million and $2.3 million, respectively, of net unfavorable development associated with our Lloyd’s Syndicates operations as compared to $0.9 million and $5.1 million during the same respective periods of 2022. This unfavorable prior year development for the three and nine months ended September 30, 2023 and 2022 was driven by higher than expected losses and development on certain large claims, primarily catastrophe related losses. Net unfavorable development recognized during the nine months ended September 30, 2023 was net of $4.0 million of favorable development in our Medical Technology Liability line of business, principally related to accident years 2014 through 2017.
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
•For our Workers' Compensation Insurance segment, the net unfavorable development for the three and nine months ended September 30, 2023 reflected higher than expected loss trends observed in our average cost per claim, primarily in the 2022 accident year. We are monitoring the impact that these trends have on our open case reserves and prior year development. Net unfavorable development for the 2023 nine-month period also reflected higher than expected loss experience primarily attributable to one large claim from the 1997 accident year.
•The net unfavorable development recognized in our Segregated Portfolio Cell Reinsurance segment during the three months ended September 30, 2023 reflected higher than expected claim frequency in the healthcare professional liability business, primarily related to one program in which we do not participate in the underwriting results. The net favorable development for the nine months ended September 30, 2023 reflected overall favorable trends in claim closing patterns related to the workers' compensation business, primarily in accident years 2018 through 2021.

Our consolidated and segment underwriting expense ratios were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
	2023	2022	Change		2023	2022	Change
Consolidated (1)	30.5%	31.2%	(0.7	pts)	30.0%	29.8%	0.2	pts
Specialty P&C	25.2%	26.8%	(1.6	pts)	25.1%	25.1%	—	pts
Workers' Compensation Insurance	34.0%	33.6%	0.4	pts	33.6%	32.8%	0.8	pts
Segregated Portfolio Cell Reinsurance	54.2%	31.4%	22.8	pts	33.0%	28.5%	4.5	pts
Corporate (2)	3.4%	3.5%	(0.1	pts)	3.4%	3.5%	(0.1	pts)
(1) Consolidated underwriting expenses for the nine months ended September 30, 2022 include $1.9 million of transaction-related costs associated with our acquisition of NORCAL that are not included in a segment as we do not consider these costs in assessing the financial performance of any of our segments. We did not incur any transaction-related costs during the 2023 three- and nine-month periods or the 2022 three-month period. See Note 13 of the Notes to Condensed Consolidated Financial Statements for a reconciliation of our segment results to our consolidated results.

(2) There are no net premiums earned associated with the Corporate segment. Ratios shown are the contribution of the Corporate segment to the consolidated ratio (Corporate operating expenses divided by consolidated net premiums earned).

The change in our consolidated underwriting expense ratios for the 2023 three- and nine-month periods as compared to the same respective periods of 2022 was primarily attributable to the following:

Increase (Decrease) 2023 versus 2022
(In percentage points)	Comparative three-month periods	Comparative nine-month periods
Estimated ratio increase (decrease) attributable to:
Change in Net Premiums Earned and DPAC amortization(1)	— pts	0.3 pts
Employee Retention Credit	— pts	(0.5 pts)
Transaction-related Costs(2)	— pts	(0.2 pts)
Tail Premium	1.5 pts	0.4 pts
One-Time Expenses	(0.7 pts)	(0.5 pts)
All other, net	(1.5 pts)	0.7 pts
Increase (decrease) in the underwriting expense ratio	(0.7 pts)	0.2 pts
(1) Excludes tail premium.
(2) See footnote 1 in the previous table for more information.
•Excluding the impact of the items specifically identified in the table above, our consolidated underwriting expense ratio decreased 1.5 percentage point for the 2023 three-month period and increased 0.7 percentage points for the 2023 nine-month period as compared to the same respective periods of 2022. The decrease in our consolidated underwriting expense ratio for the 2023 three-month period was primarily due to a decrease in compensation-related costs driven by a decrease in amounts accrued for performance-related incentive plans due to the decline of the related performance metrics across all our operating segments. The increase in the 2023 nine-month period ratio primarily reflected an increase operating expenses in our Specialty P&C segment and the prior year impact of the decrease in our allowance for expected credit losses in our Segregated Portfolio Cell Reinsurance segment related to the collection of customer accounts that were previously written off. The increase in Specialty P&C operating expenses for the 2023 nine-month period was driven by an increase in professional fees and, to a lesser extent, an increase in travel-related costs.
•As shown in the previous table, our consolidated underwriting expense ratios for the 2023 three- and nine-month periods reflected the impact of the change in premium earned from tail policies as there is typically minimal associated acquisition costs. The increase for the 2023 three-month period primarily reflected the impact of the cancellation of a healthcare professional liability tail coverage in our Segregated Portfolio Cell Reinsurance segment, which was previously written and fully earned during the second quarter of 2023 (see previous discussion under the heading "Revenues" and further discussion in the Segment Results - Specialty Property and Casualty and Segregated Portfolio Cell Reinsurance sections that follow).
•As shown in the previous table, the change in our consolidated underwriting expense ratios for the 2023 three- and nine-month periods also reflect the prior year impact of one-time expenses of $1.8 million and $3.6 million incurred during the three and nine months ended September 30, 2022, respectively, and accounted for a 0.7 and 0.5 percentage point decrease in the 2023 three- and nine-month periods ratios. One-time expenses were mainly comprised of one-time bonuses, accelerated depreciation associated with a decommissioned IT system, employee severance charges and lease exit costs in our Specialty P&C segment.

•As shown in the previous table, our consolidated underwriting expense ratios also reflected the impact of the change in net premiums earned, excluding tail premium, in relation to the corresponding change in DPAC amortization, which had a minimal impact on the ratios for both the 2023 three- and nine-month periods as compared to the same respective periods of 2022.
•As shown in the previous table, our consolidated underwriting expense ratio for the 2023 nine-month period also reflected the impact of a payroll tax refund of $3.8 million recognized in the first quarter of 2023 as a reduction to operating expenses in our Specialty P&C segment related to the employee retention credit available to us under the CARES Act, which resulted in a 0.5 percentage point decrease in the current period ratio. See additional discussion on the ERC in Note 1 of the Notes to Condensed Consolidated Financial Statements and previous discussion in the Liquidity section under the heading "Taxes."
Taxes
Our consolidated provision for income taxes and effective tax rates for the nine months ended September 30, 2023 and 2022 were as follows:

($ in thousands)	Nine Months Ended September 30
	2023	2022	Change
Income (loss) before income taxes	$(48,882)	$(20,967)	$(27,915)	(133.1%)
Income tax expense (benefit)	(3,901)	(6,623)	2,722	41.1%
Net income (loss)	$(44,981)	$(14,344)	$(30,637)	(213.6%)
Effective tax rate	8.0%	31.6%	(23.6 pts)
We recognized an income tax benefit of $3.9 million and $6.6 million during the nine months ended September 30, 2023 and 2022, respectively; however, the comparability of our effective tax rates is impacted by our use of the discrete effective tax method for the 2023 nine-month period versus our use of the estimated annual effective tax rate method for the 2022 nine-month period (see further discussion on these methods in the Critical Accounting Estimates section under the heading "Estimation of Taxes/Tax Credits").
Our effective tax rate for the 2023 nine-month period was different from the statutory federal income tax rate of 21% primarily due to a $44.1 million goodwill impairment recognized in relation to the Workers' Compensation Insurance reporting unit during the third quarter of 2023, all of which is non-deductible. See further discussion on this goodwill impairment in Note 5 of the Notes to Condensed Consolidated Financial Statements. Our effective tax rate for the 2022 nine-month period was different from the statutory federal income tax rate of 21% primarily due to the benefit recognized from the tax credits transferred to us from our tax credit partnership investments. See further discussion of other notable items impacting our effective tax rate in the Segment Operating Results - Corporate section that follows under the heading "Taxes."
Operating Ratio
Our operating ratio is our combined ratio, less our investment income ratio. This ratio provides the combined effect of underwriting profitability and investment income. Our operating ratio for the three and nine months ended September 30, 2023 and 2022 was as follows:

	Three Months Ended September 30				Nine Months Ended September 30
	2023	2022	Change		2023	2022	Change
Combined ratio	116.7%	107.9%	8.8	pts	112.9%	105.7%	7.2	pts
Less: investment income ratio	13.5%	9.6%	3.9	pts	13.0%	8.7%	4.3	pts
Operating ratio	103.2%	98.3%	4.9	pts	99.9%	97.0%	2.9	pts

Combined ratio, excluding transaction-related costs*	116.7%	107.9%	8.8	pts	112.9%	105.5%	7.4	pts
*Our consolidated combined ratio for the 2022 nine-month period includes $1.9 million of transaction-related costs included in consolidated operating expenses associated with our acquisition of NORCAL. We did not incur any transaction-related costs during the 2023 three- and nine-month periods or the 2022 three-month period. Given these costs do not reflect normal operating expenses, we have excluded their impact from our calculation of the consolidated combined ratio presented above. See previous discussion under the heading "Expenses."

The primary drivers of the change in our operating ratios were as follows:

Increase (Decrease) 2023 versus 2022
(In percentage points)	Comparative three-month periods	Comparative nine-month periods
Estimated ratio increase (decrease) attributable to:
Investment Results	(3.9 pts)	(4.3 pts)
Employee Retention Credit	— pts	(0.5 pts)
Transaction-related Costs	— pts	(0.2 pts)
Change in Prior Accident Year Reserve Development	5.7 pts	5.1 pts
Change in Net Premiums Earned and DPAC amortization(1)	— pts	0.3 pts
NORCAL Acquisition - Purchase Accounting Amortization(2)	0.3 pts	0.8 pts
All other, net	2.8 pts	1.7 pts
Increase in the operating ratio	4.9 pts	2.9 pts
(1) Excludes tail premium.
(2) Includes the impact of purchase accounting amortization on current accident year net losses and prior accident year reserve development. See Note 2 of the Notes to Consolidated Financial Statements in our December 31, 2022 report on Form 10-K for additional information on the remaining expected amortization of the NORCAL acquisition purchase accounting adjustments.

Excluding the impact of the items specifically identified in the table above, our operating ratio for the 2023 three- and nine-month periods increased 2.8 and 1.7 percentage points, respectively, as compared to the same respective periods of 2022 driven by an increase in the consolidated current accident year net loss ratio. See previous discussion in this section under the heading "Expenses" and further discussion in our Segment Operating Results sections that follow.

Non-GAAP Financial Measures
Non-GAAP Operating Income (Loss)
Non-GAAP operating income (loss) is a financial measure that is widely used to evaluate performance within the insurance sector. In calculating Non-GAAP operating income (loss), we have excluded the effects of the items listed in the following table that do not reflect normal results. We believe Non-GAAP operating income (loss) presents a useful view of the performance of our insurance operations; however it should be considered in conjunction with net income (loss) computed in accordance with GAAP.
The following table is a reconciliation of net income (loss) to Non-GAAP operating income (loss):

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands, except per share data)	2023	2022	2023	2022
Net income (loss)	$(49,434)	$(9,125)	$(44,981)	$(14,344)
Items excluded in the calculation of Non-GAAP operating income (loss):
Net investment (gains) losses (1)	2,702	8,262	(3,156)	45,652
Net investment gains (losses) attributable to SPCs which no profit/loss is retained (2)	(431)	(562)	1,421	(3,362)
Transaction-related costs (3)	—	—	—	1,862
Goodwill impairment	44,110	—	44,110	—
Guaranty fund assessments (recoupments)	103	4	29	130
Pre-tax effect of exclusions	46,484	7,704	42,404	44,282
Tax effect, at 21% (4)	(780)	(1,555)	(663)	(8,905)
After-tax effect of exclusions	45,704	6,149	41,741	35,377
Non-GAAP operating income (loss)	$(3,730)	$(2,976)	$(3,240)	$21,033
Per diluted common share:
Net income (loss)	$(0.95)	$(0.17)	$(0.85)	$(0.27)
Effect of exclusions	0.88	0.11	0.79	0.66
Non-GAAP operating income (loss) per diluted common share	$(0.07)	$(0.06)	$(0.06)	$0.39
(1) Net investment gains (losses) for the three and nine months ended September 30, 2023 include gains of $1.5 million and $4.5 million, respectively, related to the change in the fair value of contingent consideration issued in connection with the NORCAL acquisition. We have excluded these adjustments as they do not reflect normal operating results. See further discussion around the contingent consideration in Note 2 of the Notes to Condensed Consolidated Financial Statements and discussion on our accounting policy in the Critical Accounting Estimates section under the heading "Contingent Consideration."

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
(4) The 21% rate is the annual expected statutory tax rate associated with the taxable or tax deductible items listed above. We utilized the discrete effective tax rate method for the three and nine months ended September 30, 2023, while we used the estimated annual effective tax rate method for the three and nine months ended September 30, 2022. See further discussion on these methods in the Critical Accounting Estimates section under the heading "Estimation of Taxes/Tax Credits" and in Note 4 of the Notes to Condensed Consolidated Financial Statements. For the 2023 periods, our statutory tax rate was applied to these items in calculating net income (loss), excluding the 2023 goodwill impairment loss which is not tax deductible. In addition, the gains in 2023 related to the change in the fair value of contingent consideration are non-taxable and therefore had no associated income tax impact. For the 2022 periods, our effective tax rate was applied to these items in calculating net income (loss), excluding net investment gains (losses) and related adjustments which were treated as discrete items and were tax effected at the annual expected statutory tax rate (21%) in the period they were included in our consolidated tax provision and net income (loss). The taxes associated with the net investment gains (losses) related to SPCs in our Segregated Portfolio Cell Reinsurance segment are paid by the individual SPCs and are not included in our consolidated tax provision or net income (loss); therefore, both the net investment gains (losses) from our Segregated Portfolio Cell Reinsurance segment and the adjustment to exclude the portion of net investment gains (losses) included in the SPC dividend expense (income) in the table above are not tax effected.

Non-GAAP Operating ROE
Non-GAAP operating ROE is a financial measure that is calculated as annualized Non-GAAP operating income (loss) for the period divided by the average of beginning and ending total GAAP shareholders’ equity. As previously discussed, in calculating Non-GAAP operating income (loss), we have excluded the effects of certain items that do not reflect normal results. Non-GAAP operating ROE measures the overall after-tax profitability of our insurance operations and shows how efficiently capital is being used; however, it should be considered in conjunction with ROE computed in accordance with GAAP. The following table is a reconciliation of ROE to Non-GAAP operating ROE for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30				Nine Months Ended September 30
	2023	2022	Change		2023	2022	Change
ROE(1)	(6.6%)	(3.3%)	(3.3	pts)	(4.4%)	(1.5%)	(2.9	pts)
Pre-tax effect of items excluded in the calculation of Non-GAAP operating ROE	5.5%	2.8%	2.7	pts	4.1%	4.7%	(0.6	pts)
Tax effect, at 21%(2)	(0.3%)	(0.6%)	0.3	pts	(0.1%)	(1.0%)	0.9	pts
Non-GAAP operating ROE	(1.4%)	(1.1%)	(0.3	pts)	(0.4%)	2.2%	(2.6	pts)
(1) Costs that are non-recurring in nature are not annualized in our calculation of ROE. Those costs include the goodwill impairment recognized during the third quarter of 2023, changes in the fair value of contingent consideration issued in connection with the NORCAL acquisition for the 2023 three- and nine-month periods and, for the 2022 nine-month period, transaction-related costs associated with our acquisition of NORCAL. See further discussion of the goodwill impairment under the heading "Goodwill / Intangibles" in the Critical Accounting Estimates section and Note 5 of the Notes to Condensed Consolidated Financial Statements.

(2) The 21% rate is the annual expected statutory tax rate associated with the taxable or tax deductible items. See further discussion in footnote 4 in this section under the heading "Non-GAAP Operating Income."

Non-GAAP operating ROE for the 2023 three- and nine-month periods decreased by 0.3 and 2.6 percentage points, respectively, as compared to the same respective periods of 2022 driven by unfavorable prior accident year reserve development and, to a lesser extent, an increase in the current accident year net loss ratio in our Workers' Compensation Insurance segment, partially offset by an increase in investment income due to higher average book yields as we continue to reinvest at higher rates as our portfolio matures. See previous discussions in this section under the headings "Executive Summary of Operations" and further discussion in our Segment Operating Results sections that follow.

Non-GAAP Adjusted Book Value per Share
Book value per share is calculated as total GAAP shareholders’ equity divided by the total number of common shares outstanding at the balance sheet date. This ratio measures the net worth of the Company to shareholders on a per share basis.
Non-GAAP adjusted book value per share is a Non-GAAP measure widely used within the insurance sector and is calculated as shareholders’ equity, excluding AOCI, divided by the total number of common shares outstanding at the balance sheet date. This Non-GAAP calculation measures the net worth of the Company to shareholders on a per share basis excluding AOCI to eliminate the temporary and potentially significant effects of fluctuations in interest rates on our fixed income portfolio; however, it should be considered in conjunction with book value per share computed in accordance with GAAP. The increase in interest rates led to significant unrealized holding losses on our available-for-sale fixed maturity investments resulting in volatility in AOCI in 2022 and 2023. See Note 10 of the Notes to Condensed Consolidated Financial Statements for additional information.
The following table is a reconciliation of our book value per share to Non-GAAP adjusted book value per share at December 31, 2022 and September 30, 2023:

Book Value Per Share
Book Value Per Share at December 31, 2022	$20.46
Less: AOCI Per Share(1)	(5.53)
Non-GAAP Adjusted Book Value Per Share at December 31, 2022	25.99
Increase (decrease) to Non-GAAP Adjusted Book Value Per Share during the nine months ended September 30, 2023 attributable to:
Dividends paid	(0.05)
Cumulative repurchase of shares(2)	0.59
Net income (loss)(3)	(0.88)
Other(4)	0.02
Non-GAAP Adjusted Book Value Per Share at September 30, 2023	25.67
Add: AOCI Per Share(1)	(5.82)
Book Value Per Share at September 30, 2023	$19.85
(1) Primarily the impact of accumulated unrealized investment gains (losses) on our available-for-sale fixed maturity investments. See Note 10 of the Notes to Condensed Consolidated Financial Statements for additional information.

(2) Represents the impact of our repurchase of 3.1 million common shares, conducted through a series of 10b5-1 stock repurchase plans during 2023. See previous discussion in the Liquidity section under the heading "Treasury Shares" for additional information.

(3) Includes the $44.1 million goodwill impairment associated with the Workers' Compensation Insurance segment, which accounted for $0.87 of the decrease in book value per share. See further discussion on the goodwill impairment under the heading "Goodwill / Intangibles" in the Critical Accounting Estimates section and Note 5 of the Notes to Condensed Consolidated Financial Statements.

(4) Includes the impact of share-based compensation.

Segment Results - Specialty Property & Casualty
Our Specialty P&C segment focuses on professional liability insurance and medical technology liability insurance as discussed in Note 16 of the Notes to Consolidated Financial Statements in our December 31, 2022 report on Form 10-K. As previously discussed under the heading "ProAssurance Overview," we reorganized our segment reporting in the third quarter of 2023. As a result, the underwriting results from our participation in the results of Syndicate 1729 and Syndicate 6131 at Lloyd's London which were previously reported in our Lloyd’s Syndicates segment are now reported in our Specialty P&C segment. We normally report results from our involvement in Lloyd's Syndicates on a quarter lag, except when information is available that is material to the current period. All prior period segment information has been recast to conform to the current period presentation and the segment reorganization had no impact on previously reported consolidated financial results. See further information regarding the segment reorganization in Note 13 of the Notes to Condensed Consolidated Financial Statements.
Segment results reflected pre-tax underwriting profit or loss from these insurance lines and included the amortization of certain purchase accounting adjustments. Segment results for the nine months ended September 30, 2022 exclude transaction-related costs associated with our acquisition of NORCAL as we do not consider these costs in assessing the financial performance of the segment. We did not incur any transaction-related costs during the three and nine months ended September 30, 2023 or the three months ended September 30, 2022. Segment results included the following:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2023	2022	Change		2023	2022	Change
Net premiums written	$241,888	$222,344	$19,544	8.8%	$607,945	$615,855	$(7,910)	(1.3%)
Net premiums earned	$195,772	$198,481	$(2,709)	(1.4%)	$562,206	$593,534	$(31,328)	(5.3%)
Other income	1,089	1,000	89	8.9%	3,106	4,185	(1,079)	(25.8%)
Net losses and loss adjustment expenses	(162,677)	(158,518)	(4,159)	2.6%	(476,187)	(469,690)	(6,497)	1.4%
Underwriting, policy acquisition and operating expenses	(49,395)	(53,166)	3,771	(7.1%)	(140,949)	(148,339)	7,390	(5.0%)
Segment results	$(15,211)	$(12,203)	$(3,008)	(24.6%)	$(51,824)	$(20,310)	$(31,514)	(155.2%)

Net loss ratio	83.1%	79.9%	3.2 pts		84.7%	79.1%	5.6 pts
Underwriting expense ratio	25.2%	26.8%	(1.6 pts)		25.1%	25.1%	— pts
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
Gross, ceded and net premiums written were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2023	2022	Change		2023	2022	Change
Gross premiums written	$256,125	$244,887	$11,238	4.6%	$673,660	$680,217	$(6,557)	(1.0%)
Less: Ceded premiums written	14,237	22,543	(8,306)	(36.8%)	65,715	64,362	1,353	2.1%
Net premiums written	$241,888	$222,344	$19,544	8.8%	$607,945	$615,855	$(7,910)	(1.3%)

Gross Premiums Written
Gross premiums written by component were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2023	2022	Change		2023	2022	Change
Professional Liability
HCPL
Standard Physician(1)	$126,425	$120,926	$5,499	4.5%	$339,574	$361,641	$(22,067)	(6.1%)
Specialty
Custom Physician(2)(10)	23,132	14,932	8,200	54.9%	72,556	52,010	20,546	39.5%
Hospitals and Facilities(3)(10)	31,342	20,962	10,380	49.5%	59,405	54,596	4,809	8.8%
Senior Care(4)(10)	1,486	811	675	83.2%	6,483	5,481	1,002	18.3%
Reinsurance assumed(5)	15,851	16,850	(999)	(5.9%)	37,280	34,739	2,541	7.3%
Total Specialty	71,811	53,555	18,256	34.1%	175,724	146,826	28,898	19.7%
Total HCPL	198,236	174,481	23,755	13.6%	515,298	508,467	6,831	1.3%
Small Business Unit(6)	38,734	38,983	(249)	(0.6%)	81,954	84,484	(2,530)	(3.0%)
Tail Coverages(7)(10)	420	12,113	(11,693)	(96.5%)	28,078	39,037	(10,959)	(28.1%)
Total Professional Liability	237,390	225,577	11,813	5.2%	625,330	631,988	(6,658)	(1.1%)
Medical Technology Liability(8)	12,145	12,167	(22)	(0.2%)	33,254	30,780	2,474	8.0%
Lloyd's Syndicates(9)	6,590	6,844	(254)	(3.7%)	15,076	16,741	(1,665)	(9.9%)
Other	—	299	(299)	nm	—	708	(708)	nm
Total Gross Premiums Written	$256,125	$244,887	$11,238	4.6%	$673,660	$680,217	$(6,557)	(1.0%)

(1) Standard Physician premium was our greatest source of premium revenues in both 2023 and 2022 and is comprised of twelve month term policies and, to a lesser extent, three month term policies. The increase in Standard Physician premium for the 2023 three-month period as compared to the same period of 2022 was driven by new business written, including the addition of two policies totaling $4.6 million, an increase in renewal pricing and, to a lesser extent, a timing difference of $2.7 million related to the current year renewal of one policy, partially offset by retention losses. The decrease in Standard Physician premium for the 2023 nine-month period as compared to the same period of 2022 was driven by retention losses and, to a lesser extent, the impact of the conversion of three month term policies to twelve month term policies in the prior year period, partially offset by an increase in renewal pricing and, to a lesser extent, new business written. Retention losses during the 2023 three- and nine-month periods generally reflect our pursuit of rate adequacy in a competitive market where other carriers may not have the same objectives, appreciate the rate need, or are attempting to gain market share despite near term underwriting losses (see additional discussion in Part I Item 1. Business of our December 31, 2022 report on Form 10-K under the heading "Competition"). Renewal pricing increases during the 2023 three- and nine-month periods reflect the rising loss cost environment and new business written reflects the competitive market conditions.
(2) Custom Physician premium includes large physician groups, multi-state physician groups and non-standard physicians and is written primarily on an excess and surplus lines basis. The increase in Custom Physician premium during the 2023 three- and nine-month periods as compared to the same respective periods of 2022 was driven by net timing differences of $6.4 million and $7.5 million, respectively, primarily related to the prior year renewal of several policies, an increase in renewal pricing and, to a lesser extent, new business written, partially offset by retention losses. Renewal pricing increases for the 2023 three- and nine-month periods reflect pricing actions taken in response to a rising loss cost environment and new business written reflects the competitive market conditions. The retention losses in our Custom Physician book for the 2023 three- and nine-month periods reflect our focus on underwriting discipline, the loss of a $2.2 million policy due to price competition and, for the 2023 nine-month period, the loss of a $2.8 million policy due to the insured moving to a captive arrangement.

(3) Hospitals and Facilities premium (which includes hospitals, surgery centers and miscellaneous medical facilities) increased for the 2023 three- and nine-month periods as compared to the same respective periods of 2022 driven by new business written, including the addition of two policies totaling $6.9 million during the third quarter of 2023 and, to a lesser extent, an increase in renewal pricing, partially offset by retention losses. Renewal pricing increases for the 2023 three- and nine-month periods reflect rate increases and contract modifications that we believe are appropriate given the current loss environment and new business written reflects the competitive market conditions. Retention losses in the 2023 nine-month period were largely attributable to the loss of a $4.6 million policy due to the insured entering into a captive arrangement during the first quarter of 2023, which resulted in a decrease to our Specialty retention rate of 3.7 percentage points.
(4) Senior Care premium includes facilities specializing in long term residential care primarily for the elderly ranging from independent living through skilled nursing. Our Senior Care premium increased for the 2023 three- and nine-month periods as compared to the same respective periods of 2022 driven by new business written and, to a lesser extent, an increase in renewal pricing, partially offset by retention losses.
(5) We offer custom alternative risk solutions including assumed reinsurance. The decrease in premium during the 2023 three-month period was driven by loss of an assumed reinsurance arrangement due to price competition. The increase in premium during the 2023 nine-month period was driven by an increase in premiums assumed on a quota share basis through a strategic partnership in place since 2016 with an international medical professional liability insurer and an increase in premiums assumed through a reinsurance arrangement with a hospital captive insurance company.
(6) Our Small Business Unit is comprised of premium associated with podiatrists, legal professionals, dentists and chiropractors. Our Small Business Unit premium decreased during the 2023 three- and nine-month periods as compared to the same respective periods of 2022 driven by retention losses, partially offset by new business written and, to a lesser extent, an increase in renewal pricing. The increase in renewal pricing during the 2023 three- and nine-month periods was primarily the result of an increase in the rate charged for certain renewed policies in select states.
(7) We offer extended reporting endorsement or "tail" coverage to insureds who discontinue their claims-made coverage with us, and we also periodically offer tail coverage through stand-alone policies. Tail coverage premiums are generally 100% earned in the period written because the policies insure only incidents that occurred in prior periods and generally are not cancellable. The amount of tail coverage premium written can vary significantly from period to period.
(8) Our Medical Technology Liability business is marketed throughout the U.S.; coverage is offered on a primary and excess basis, within specified limits, to manufacturers and distributors of medical technology and life sciences products including entities conducting human clinical trials. In addition to the previously listed factors that affect our premium volume, our Medical Technology Liability premium is also impacted by the sales volume of insureds. Our Medical Technology Liability premium was relatively unchanged during the 2023 three-month period and increased for the 2023 nine-month period as compared to the same respective periods of 2022. The increase in our Medical Technology Liability premium during the 2023 nine-month period was driven by new business written and an increase in renewal pricing, partially offset by retention losses. Renewal pricing increases during the 2023 three- and nine-month periods are primarily due to changes in the sales volume and changes in exposure of certain insureds. Retention losses during the 2023 three- and nine-month periods are primarily attributable to insureds no longer needing coverage, insureds no longer in business, an increase in competition on terms and pricing, cancellation for non-payment, as well as merger activity within the industry.
(9) Our Lloyd's Syndicates business includes the results from our participation in Syndicate 1729 and Syndicate 6131 at Lloyd's of London. For each of the 2023 and 2022 underwriting years our participation in the results of Syndicate 1729 is approximately 5%. Effective January 1, 2022, Syndicate 6131 ceased underwriting on a quota share basis with Syndicate 1729. Due to the quarter lag, our ceased participation in Syndicate 6131 was not reflected in our results until the second quarter of 2022. Our Lloyd’s Syndicates premium remained relatively unchanged for the 2023 three-month period and decreased for the 2023 nine-month period as compared to the same respective periods of 2022. The decrease in Lloyd’s Syndicates premium during the 2023 nine-month period was driven by our ceased participation in Syndicate 6131 for the 2022 underwriting year, partially offset by volume increases on renewal business and renewal pricing increases, primarily on property insurance and casualty coverages.

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

	Three Months Ended September 30				Nine Months Ended September 30
($ in millions)	2023	2022	Change		2023	2022	Change
Custom Physician	$(0.6)	$—	$(0.6)	nm	$2.1	$2.0	$0.1	5.0%
Hospitals and Facilities	—	0.1	(0.1)	nm	—	0.1	(0.1)	nm
Senior Care	0.8	0.3	0.5	166.7%	4.3	4.2	0.1	2.4%
Tail Coverages	(7.9)	1.7	(9.6)	(564.7%)	0.1	4.7	(4.6)	(97.9%)
Total	$(7.7)	$2.1	$(9.8)	(466.7%)	$6.5	$11.0	$(4.5)	(40.9%)
Alternative market gross premiums written decreased during the 2023 three- and nine-month periods as compared to the same respective periods of 2022. The decrease for the 2023 three-month period was driven by the cancellation of a tail coverage resulting in the reversal of $7.9 million of tail premium in the current period. The tail coverage was previously recognized during the second quarter of 2023 and related to one program in which we do not participate in the underwriting results. The decrease for the 2023 nine-month period reflected the prior year impact of tail coverage, primarily related to one program.
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
The change in renewal pricing for our Specialty P&C segment, including by major component, was as follows:

	Three Months Ended September 30	Nine Months Ended September 30
	2023	2023
Specialty P&C segment*	7%	6%
HCPL
Standard Physician	7%	6%
Specialty	10%	11%
Total HCPL	8%	7%
Small Business Unit	3%	5%
Medical Technology Liability	1%	1%
* Excludes Lloyd's Syndicates premium.

New business written by major component on a direct basis was as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(In millions)	2023	2022	2023	2022
HCPL
Standard Physician	$9.1	$4.0	$16.9	$7.8
Specialty	12.3	5.4	22.9	13.4
Total HCPL	21.4	9.4	39.8	21.2
Small Business Unit	1.0	1.4	2.2	3.0
Medical Technology Liability	1.2	1.3	4.7	3.9
Total	$23.6	$12.1	$46.7	$28.1
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
Retention for our Specialty P&C segment, including by major component, was as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
Specialty P&C segment*	87%	87%	85%	84%
HCPL
Standard Physician	89%	89%	88%	87%
Specialty	80%	74%	74%	69%
Total HCPL	87%	85%	85%	82%
Small Business Unit	90%	91%	89%	91%
Medical Technology Liability	89%	92%	87%	91%
* Excludes Lloyd's Syndicates premium.

Ceded Premiums Written
Ceded premiums represent the amounts owed to our reinsurers for their assumption of a portion of our losses. Our HCPL and Medical Technology Liability excess of loss reinsurance arrangements renew annually on October 1. For the October 1, 2023 renewal, both our HCPL and Medical Technology Liability treaties renewed at a higher rate than the previous treaties and we continue to generally retain the first $2 million in risk insured by us and cede coverages in excess of this amount. For our HCPL coverages in excess of $2 million, we generally retain from 9% to 9.5% of the next $24 million of risk, which increased from a retention of 0% to 5% in the expiring treaty. For our Medical Technology Liability treaty, we do not retain any of the next $8 million of risk for coverages in excess of $2 million. All other material terms were consistent with the expiring treaties.
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
Ceded premiums written were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2023	2022	Change		2023	2022	Change
Excess of loss reinsurance arrangements (1)	$11,142	$11,138	$4	—%	$31,182	$28,455	$2,727	9.6%
Other shared risk arrangements (2)	9,037	7,413	1,624	21.9%	19,585	15,955	3,630	22.8%
Premium ceded to SPCs (3)	(7,815)	1,921	(9,736)	(506.8%)	5,470	10,201	(4,731)	(46.4%)
Other ceded premiums written	1,873	2,071	(198)	(9.6%)	7,278	6,751	527	7.8%
Adjustment to premiums owed under reinsurance agreements, prior accident years, net(4)	—	—	—	nm	2,200	3,000	(800)	(26.7%)
Total ceded premiums written	$14,237	$22,543	$(8,306)	(36.8%)	$65,715	$64,362	$1,353	2.1%
(1) We generally reinsure risks under our excess of loss reinsurance arrangements pursuant to which the reinsurers agree to assume all or a portion of all risks that we insure above our individual risk retention levels. Premium due to reinsurers is based on a rate factor applied to gross premiums written subject to cession under the arrangement. Ceded premiums written under our excess of loss reinsurance arrangements were relatively unchanged for the 2023 three-month period as compared to the same period of 2022. The increase in ceded premiums written under our excess of loss reinsurance arrangements during the 2023 nine-month period as compared to the same period of 2022 was driven by an increase in the overall volume of gross premiums written subject to cession and the impact of prior year adjustments on certain of our reinsurance arrangements reaching maximum limits eligible for cession on certain treaty years.
(2) We have entered into various shared risk arrangements, including quota share, fronting and captive arrangements, with certain large healthcare systems and other insurance entities. While we cede a large portion of the premium written under these arrangements, they provide us an opportunity to grow net premium through strategic partnerships. Ceded premiums written under these arrangements increased during the 2023 three- and nine-month periods as compared to the same respective periods of 2022 driven by an increase in premium ceded under a particular arrangement with a hospital group and, for the 2023 nine-month period, an existing insured entering into an arrangement during the first quarter of 2023.
(3) As previously discussed, as a part of our alternative market solutions, all or a portion of certain healthcare premium written is ceded to SPCs in our Segregated Portfolio Cell Reinsurance segment under either excess of loss or quota share reinsurance agreements, depending on the structure of the individual program. See the Segment Results - Segregated Portfolio Cell Reinsurance section for further discussion on the cession to the SPCs from our Specialty P&C segment. Premiums ceded to SPCs decreased during the 2023 three-month period as compared to the same period of 2022 driven by a decrease in tail coverage due to the reversal of a tail coverage. The tail coverage was previously recognized during the second quarter of 2023 and related to one program in which we do not participate in the underwriting results. The decrease in premiums ceded to SPCs during the 2023 nine-month period was primarily attributable to the prior year impact of tail coverage, primarily related to one program. See previous discussion in footnote 10 under the heading "Gross Premiums Written".

4) Given the length of time that it takes to resolve our claims, many years may elapse before all losses recoverable under a reinsurance arrangement are known. As a part of the process of estimating our loss reserve we also make estimates regarding the amounts recoverable under our reinsurance arrangements. As previously discussed, the premiums ultimately ceded under certain of our swing rated excess of loss reinsurance arrangements are subject to the losses ceded under the arrangements. As part of our review of our reserves during the 2023 and 2022 three-month periods, we concluded that our estimate of expected losses and associated recoveries for prior year ceded losses was reasonable; therefore, we did not adjust our estimate of ceded premiums owed to reinsurers. As part of our review of our reserves for the 2023 and 2022 nine-month periods, we increased our estimate of expected losses and associated recoveries for prior year ceded losses, as well as our estimate of ceded premiums owed to reinsurers. The increase for the 2023 nine-month period was due to the overall change in expected loss recoveries attributable to one prior year large claim during the first quarter of 2023. The increase for the 2022 nine-month period was due to the overall change in expected loss recoveries attributable to one large claim during the second quarter of 2022. Changes to estimates of premiums ceded related to prior accident years are fully earned in the period the changes in estimates occur.
Ceded Premiums Ratio
As shown in the table below, our ceded premiums ratios were affected during the 2023 and 2022 nine-month periods by revisions to our estimate of premiums owed to reinsurers related to coverages provided in prior accident years. The ceded premiums ratio was as follows:

	Three Months Ended September 30				Nine Months Ended September 30
	2023	2022	Change		2023	2022	Change
Ceded premiums ratio	5.6%	9.2%	(3.6	pts)	9.8%	9.5%	0.3	pts
Less the effect of adjustments in premiums owed under reinsurance agreements, prior accident years (as previously discussed)	—%	—%	—	pts	0.3%	0.4%	(0.1	pts)
Ratio, current accident year	5.6%	9.2%	(3.6	pts)	9.5%	9.1%	0.4	pts
The above table reflects ceded premiums written, excluding the effect of prior year ceded premium adjustments, as previously discussed, as a percent of gross premiums written. Our current accident year ceded premiums ratio decreased for the 2023 three-month period and remained relatively unchanged for the 2023 nine-month period as compared to the same respective periods of 2022. The decrease in our current accident year ceded premiums ratio for the 2023 three-month period was primarily attributable to a decrease in premium ceded to SPCs. See additional discussion above under the heading "Ceded Premiums Written."
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
Net premiums earned were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2023	2022	Change		2023	2022	Change
Gross premiums earned	$205,686	$218,390	$(12,704)	(5.8%)	$619,730	$648,199	$(28,469)	(4.4%)
Less: Ceded premiums earned	9,914	19,909	(9,995)	(50.2%)	57,524	54,665	2,859	5.2%
Net premiums earned	$195,772	$198,481	$(2,709)	(1.4%)	$562,206	$593,534	$(31,328)	(5.3%)

Gross premiums earned decreased during the 2023 three-month period as compared to the same period of 2022 due to the reversal of $7.9 million of tail premium which was previously written and fully earned during the second quarter of 2023, related to one program in which we do not participate in the underwriting results. The decrease in gross premiums earned during the 2023 nine-month period as compared to the same period of 2022 was driven by the pro rata effect of a decrease in the volume of written premium during the preceding twelve months due to competitive market conditions, our process of evaluating the NORCAL book of business and implementing ProAssurance's underwriting strategies and, to a lesser extent, our ceased participation in Syndicate 6131 for the 2022 underwriting year.
Ceded premiums earned decreased during the 2023 three-month period as compared to the same period of 2022 due to the reversal of tail premium, all of which is ceded to SPCs in our Segregated Portfolio Cell Reinsurance segment (see previous discussion in footnote 3 under the heading "Ceded Premiums Written"). Ceded premiums earned during the 2023 and 2022 nine-month periods included a prior accident year ceded premium adjustment under swing rated reinsurance agreements (see previous discussion in footnote 4 under the heading "Ceded Premiums Written"). After removing the effect of the prior accident year ceded premium adjustments, ceded premiums earned increased by $3.7 million during the 2023 nine-month period as compared to the same period of 2022 driven by the pro rata effect of an increase in premium ceded under our excess of loss arrangements during the preceding twelve months.
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
The following table summarizes calendar year net loss ratios for our Specialty P&C segment by separating losses between the current accident year and all prior accident years. The net loss ratios for our Specialty P&C segment were as follows:

	Net Loss Ratios (1)
	Three Months Ended September 30				Nine Months Ended September 30
	2023	2022	Change		2023	2022	Change
Calendar year net loss ratio	83.1%	79.9%	3.2	pts	84.7%	79.1%	5.6	pts
Less impact of prior accident years on the net loss ratio	(0.3%)	(2.3%)	2.0	pts	0.3%	(3.7%)	4.0	pts
Current accident year net loss ratio(2)	83.4%	82.2%	1.2	pts	84.4%	82.8%	1.6	pts
(1)Net losses, as specified, divided by net premiums earned.
(2)For the three and nine months ended September 30, 2023, our current accident year net loss ratios (as shown in the table above), increased 1.2 and 1.6 percentage points, respectively, as compared to the same respective periods of 2022. The change in our current accident year net loss ratios were primarily attributable to the following:

(In percentage points)	Increase (Decrease) 2023 versus 2022
	Comparative three-month periods	Comparative nine-month periods
Estimated ratio increase (decrease) attributable to:
Lloyd's Syndicates	(0.3 pts)	0.5 pts
NORCAL Acquisition - Purchase Accounting Amortization	— pts	0.8 pts
All other, net	1.5 pts	0.3 pts
Increase in current accident year net loss ratio	1.2 pts	1.6 pts

•Excluding the impact of the items specifically identified in the table above, our current accident year net loss ratios for the three and nine months ended September 30, 2023 as compared to the same respective periods of 2022 increased 1.5 and 0.3 percentage points, respectively, driven by an increase to certain expected loss ratios in our HCPL line of business during the first period of 2023 as we continue to observe higher than anticipated loss severity trends in select jurisdictions that started to emerge in the fourth quarter of 2022. In addition, the increase in the ratio for the three and nine months ended September 30, 2023 reflected higher estimated ULAE and, to a lesser extent, changes in the mix of business. We estimate ULAE at the beginning of each year based on projected allocable expenses. ULAE represents costs that cannot be attributed to the processing of a specific claim and are allocated to net losses and loss adjustment expenses on the Condensed Consolidated Statement of Income and Comprehensive Income. The increase in our estimate of ULAE was primarily due to an increase in projected headcount in our claims department and associated compensation-related costs as well as allocable IT expenses. The increase in our current accident year net loss ratio for the nine months ended September 30, 2023 was partially offset by a decrease to certain expected loss ratios in our HCPL line of business during the fourth quarter of 2022 due to favorable frequency trends, some of which, we believe, was attributable to our process of evaluating the NORCAL book of business and implementing ProAssurance's underwriting strategies.
•As a result of our acquisition of NORCAL, our current accident year net loss ratio for the nine months ended September 30, 2022 was impacted by the purchase accounting amortization of $4.9 million related to the negative VOBA associated with NORCAL's assumed unearned premium which was recorded as a reduction to current accident year net losses. As of June 30, 2022, the negative VOBA was fully amortized which resulted in a 0.8 percentage point increase in the nine months ended September 30, 2023 ratio as compared to the prior year period.
We re-evaluate our previously established reserve each quarter based upon the most recently completed actuarial analysis supplemented by any new analysis, information or trends that have emerged since the date of that study. We also take into account currently available industry trend information.
The following table shows the components of our net prior accident year reserve development:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2023	2022	Change		2023	2022	Change
Net favorable (unfavorable) reserve development	$(1,003)	$2,057	$(3,060)	(148.8%)	$(8,386)	$13,400	$(21,786)	(162.6%)
NORCAL Acquisition - Purchase Accounting Amortization*	1,656	2,510	(854)	(34.0%)	6,676	8,309	(1,633)	(19.7%)
Total net favorable (unfavorable) reserve development	$653	$4,567	$(3,914)	(85.7%)	$(1,710)	$21,709	$(23,419)	(107.9%)
*See Note 2 of the Notes to Consolidated Financial Statements in our December 31, 2022 report on Form 10-K for additional information on the remaining expected amortization of the NORCAL acquisition purchase accounting adjustments.

•Net unfavorable development recognized during the three and nine months ended September 30, 2023 included $1.0 million and $2.3 million of net unfavorable development associated with our Lloyd’s Syndicates operations, respectively, as compared to $0.9 million and $5.1 million during the same respective periods of 2022. This unfavorable prior year development for the three and nine months ended September 30, 2023 and 2022 was driven by higher than expected losses and development on certain large claims, primarily catastrophe related losses.
•The loss environment in our HCPL line of business continues to be challenging in some jurisdictions, as claim costs are pressured by social inflation and higher than anticipated loss severity trends which started to emerge in the fourth quarter of 2022. We are monitoring the impact that these trends have on our open case reserves and prior year development. During the first quarter of 2023, we strengthened case reserves related to four large claims resulting in net unfavorable development of $10.1 million recognized during the nine months ended September 30, 2023, $7.5 million of which related to NORCAL's accident years 2016 and 2020.
•Net unfavorable development recognized during the nine months ended September 30, 2023 was net of $4.0 million of favorable development in our Medical Technology Liability line of business, principally related to accident years 2014 through 2017, due to lower than anticipated loss emergence.
•Net favorable development recognized during the three months ended September 30, 2022 principally related to accident year 2020 and net favorable development recognized during nine months ended September 30, 2022 principally related to accident years 2018 through 2021.

•We reduced our prior accident year IBNR reserve for COVID-19 by $3.0 million and $6.0 million during the three and nine months ended September 30, 2022, respectively, as early first notices of potential claims related to anticipated COVID losses have not turned into claims. See additional discussion on the COVID-19 IBNR reserve in our Critical Accounting Estimates section under the heading "Reserve for Losses and Loss Adjustment Expenses" in our December 31, 2022 report on Form 10-K.
•Net favorable development recognized during the nine months ended September 30, 2022 was net of an increase of $4.0 million in our reserve for potential ECO/XPL; no such adjustment was made during the current period.
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

Underwriting, Policy Acquisition and Operating Expenses
Our Specialty P&C segment underwriting, policy acquisition and operating expenses were comprised as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2023	2022	Change		2023	2022	Change
DPAC amortization	$27,129	$25,771	$1,358	5.3%	$75,577	$75,491	$86	0.1%
Management fees	1,201	1,410	(209)	(14.8%)	3,164	3,806	(642)	(16.9%)
Other underwriting and operating expenses	21,065	25,985	(4,920)	(18.9%)	62,208	69,042	(6,834)	(9.9%)
Total	$49,395	$53,166	$(3,771)	(7.1%)	$140,949	$148,339	$(7,390)	(5.0%)
DPAC amortization increased for the 2023 three-month period as compared to the same period of 2022 driven by a decrease in ceding commission income, which is an offset to expense, due to the reversal of commission income associated with the cancellation of a tail coverage previously recognized during the second quarter of 2023 (see previous discussion under the heading "Gross Premiums Written"). For the 2023 nine-month period, DPAC amortization was relatively unchanged as compared to the same respective period of 2022; however, DPAC amortization for the 2022 nine-month period reflected the impact of purchase accounting from the NORCAL acquisition which resulted in DPAC amortization being approximately $1.0 million lower than would have otherwise been recognized for the period due to the application of GAAP purchase accounting rules. Under these purchase accounting rules, the capitalized policy acquisition costs for NORCAL policies written prior to the acquisition date were written off through purchase accounting on May 5, 2021 rather than being expensed pro rata over the remaining term of the associated policies. Excluding this impact, DPAC amortization for the 2023 nine-month period was lower as compared to the same period of 2022 driven by the decrease in earned premium, partially offset by an increase in compensation-related expenses due to an increase in headcount and an increase in agency commissions.
Management fees are charged pursuant to a management agreement by the Corporate segment to the core domestic operating subsidiaries within our Specialty P&C segment for services provided based on the extent to which services are provided to the subsidiary and the amount of premium written by the subsidiary. While the terms of the management agreement were generally consistent between 2023 and 2022, fluctuations in the amount of premium written by each subsidiary can result in corresponding variations in the management fee charged to each subsidiary during a particular period.
Other underwriting and operating expenses decreased for the 2023 three- and nine-month periods as compared to the same respective periods of 2022 driven by a decrease in amounts accrued for performance-related incentive plans due to the decline of the related performance metrics, certain one-time expenses of $1.8 million and $3.6 million incurred during the prior year period, respectively, as well as an increase in costs allocated to ULAE instead of remaining in operating expenses. ULAE are costs that cannot be attributed to processing a specific claim and are allocated to net losses and loss adjustment expenses on the Condensed Consolidated Statement of Income and Comprehensive Income (see additional discussion on ULAE in the previous section under the heading "Losses and Loss Adjustment Expenses"). One-time expenses during the 2022 three- and nine-month periods were mainly comprised of one-time bonuses, accelerated depreciation associated with a decommissioned IT system, employee severance charges and lease exit costs. The decrease in other underwriting and operating expenses for the 2023 nine-month period also reflected a claim for a payroll tax refund of $3.8 million recognized in the first quarter of 2023 as a reduction to operating expenses related to the employee retention credit available to us under the CARES Act. See additional discussion on the ERC in Note 1 of the Notes to Condensed Consolidated Financial Statements and previous discussion in the Liquidity section under the heading "Taxes." In addition, the decrease in other underwriting and operating expenses for the 2023 nine-month period reflects the impact of the remeasurement of the contingent consideration liability associated with the NORCAL acquisition. We recognized $7.5 million of unfavorable development in the first quarter of 2023 on NORCAL's reserves related to accident year's 2020 and prior (see additional discussion in the previous section under the heading "Losses and Loss Adjustment Expenses"). Given the contingent consideration is dependent upon the after-tax development of those accident years, we factored in the unfavorable development in the remeasurement of the contingent consideration which resulted in a $1.0 million decrease to the liability during the first quarter of 2023. This $1.0 million decrease was recorded as a reduction to operating expenses in the segment to be consistent with the reporting of NORCAL's reserves. See further discussion on the contingent consideration in Note 2 and Note 7 of the Notes to Condensed Consolidated Financial Statements.

Underwriting Expense Ratio (the Expense Ratio)
Our expense ratio for the Specialty P&C segment was as follows:

	Three Months Ended September 30				Nine Months Ended September 30
	2023	2022	Change		2023	2022	Change
Underwriting expense ratio	25.2%	26.8%	(1.6	pts)	25.1%	25.1%	—	pts
The change in our expense ratio for the 2023 three- and nine-month periods as compared to the same respective periods of 2022 was primarily attributable to the following:

Increase (Decrease) 2023 versus 2022
(In percentage points)	Comparative three-month periods	Comparative nine-month periods
Estimated ratio increase (decrease) attributable to:
Change in Net Premiums Earned and DPAC amortization(1)	0.1 pts	0.6 pts
Tail Premium(2)	0.3 pts	0.1 pts
One-Time Expenses	(0.9 pts)	(0.7 pts)
Employee Retention Credit	— pts	(0.6 pts)
Contingent Consideration Remeasurement Adjustment	— pts	(0.2 pts)
All other, net	(1.1 pts)	0.8 pts
Increase (decrease) in the underwriting expense ratio	(1.6 pts)	— pts
(1) Excludes tail premium.
(2) Represents the effect of the change in net premium earned from tail policies as there is typically minimal associated acquisition costs (see discussion under the heading "Gross Premiums Written").
Excluding the impact of the items specifically identified in the table above, our expense ratio decreased for the 2023 three-month period by 1.1 percentage points and increased for the 2023 nine-month period by 0.8 percentage points as compared to the same respective periods of 2022. The decrease in the expense ratio for the 2023 three-month period was primarily attributable to a decrease in amounts accrued for performance-related incentive plans due to the decline of the related performance metrics and an increase in estimated ULAE allocated to net losses and loss adjustment expenses, as previously discussed. The increase in the expense ratio for the 2023 nine-month period was driven by higher compensation-related expenses due to organizational structure changes and the movement of certain employees from the Corporate segment beginning in the third quarter of 2022, an increase in professional fees and, to a lesser extent, an increase in travel-related costs.

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

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2023	2022	Change		2023	2022	Change
Net premiums written	$44,386	$43,973	$413	0.9%	$134,280	$131,796	$2,484	1.9%

Net premiums earned	$39,885	$42,063	$(2,178)	(5.2%)	$121,706	$124,456	$(2,750)	(2.2%)
Other income	333	554	(221)	(39.9%)	1,565	1,753	(188)	(10.7%)
Net losses and loss adjustment expenses	(41,208)	(28,148)	(13,060)	46.4%	(101,813)	(83,306)	(18,507)	22.2%
Underwriting, policy acquisition and operating expenses	(13,542)	(14,146)	604	(4.3%)	(40,923)	(40,816)	(107)	0.3%
Segment results	$(14,532)	$323	$(14,855)	(4,599.1%)	$(19,465)	$2,087	$(21,552)	(1,032.7%)

Net loss ratio	103.3%	66.9%	36.4 pts		83.7%	66.9%	16.8 pts
Underwriting expense ratio	34.0%	33.6%	0.4 pts		33.6%	32.8%	0.8 pts
Premiums Written
Our workers’ compensation premium volume is driven by five primary factors: (1) the amount of new business written, (2) retention of our existing book of business, (3) premium rates charged on our renewal book of business, (4) changes in payroll exposure and (5) audit premium.
Gross, ceded and net premiums written were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2023	2022	Change		2023	2022	Change
Gross premiums written	$63,637	$63,543	$94	0.1%	$199,824	$199,295	$529	0.3%
Less: Ceded premiums written	19,251	19,570	(319)	(1.6%)	65,544	67,499	(1,955)	(2.9%)
Net premiums written	$44,386	$43,973	$413	0.9%	$134,280	$131,796	$2,484	1.9%

Gross Premiums Written
Gross premiums written by product were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2023	2022	Change		2023	2022	Change
Traditional business:
Guaranteed cost	$38,398	$38,823	$(425)	(1.1%)	$109,966	$110,045	$(79)	(0.1%)
Policyholder dividend	5,477	3,961	1,516	38.3%	18,443	17,353	1,090	6.3%
Deductible	1,837	1,516	321	21.2%	4,596	4,104	492	12.0%
Retrospective	437	893	(456)	(51.1%)	3,276	3,969	(693)	(17.5%)
Other	1,770	1,942	(172)	(8.9%)	5,030	5,668	(638)	(11.3%)
Change in EBUB estimate	—	450	(450)	nm	2,900	450	2,450	nm
Total traditional business (1)	47,919	47,585	334	0.7%	144,211	141,589	2,622	1.9%
Alternative market business(2)	15,718	15,958	(240)	(1.5%)	55,613	57,706	(2,093)	(3.6%)
Total	$63,637	$63,543	$94	0.1%	$199,824	$199,295	$529	0.3%
(1) Gross premiums written in our traditional business reflect the continuation of competitive workers' compensation market conditions, including the impact of compounded state loss cost reductions in our core operating territories, partially offset by higher audit premium for the 2023 nine-month period driven primarily by wage inflation. Gross premiums written increased during the three and nine months ended September 30, 2023 as compared to the same respective periods of 2022, primarily reflecting an increase in new business, partially offset by lower audit premium for the 2023 three-month period. The increase during the 2023 nine-month period, also reflected an increase in our carried EBUB estimate, partially offset by lower renewal premium. Policy audits processed during the 2023 three- and nine-month periods resulted in audit premium billed to policyholders totaling $2.2 million and $7.0 million, respectively, as compared to $2.9 million and $4.9 million for the same respective periods of 2022. We increased our carried EBUB estimate in the 2023 nine-month period based on recent audit trends and our expectation of higher levels of audit premium due to wage inflation. New business writings for the 2023 three- and nine-month periods increased to $4.8 million and $17.0 million, respectively, as compared to $3.1 million and $10.2 million for the same respective periods of 2022. Renewal premium results for the 2023 three- and nine-month periods reflected premium retention of 85% and 82%, respectively, and rate decreases of 3% and 5%, respectively, partially offset by an increase in payroll exposure.
(2) A majority of alternative market premiums are ceded to SPCs in our Segregated Portfolio Cell Reinsurance segment. See further discussion on alternative market gross premiums written in our Segment Operating Results - Segregated Portfolio Cell Reinsurance section under the heading "Gross Premiums Written" that follows. We retained 100% of the nineteen (three in the third quarter) workers’ compensation alternative market programs that were up for renewal during the nine months ended September 30, 2023.

New business, audit premium, renewal retention and renewal price changes for our traditional business and alternative market business are shown in the table below:

	Three Months Ended September 30
	2023			2022
($ in millions)	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results
New business	$4.8	$0.6	$5.4	$3.1	$0.8	$3.9
Audit premium (excluding EBUB)	$2.2	$0.6	$2.8	$2.9	$1.2	$4.1
Retention rate (1)	85%	92%	87%	77%	86%	80%
Change in renewal pricing (2)	(3%)	(5%)	(3%)	(5%)	(4%)	(5%)

	Nine Months Ended September 30
	2023			2022
($ in millions)	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results
New business	$17.0	$3.3	$20.3	$10.2	$2.9	$13.1
Audit premium (excluding EBUB)	$7.0	$2.7	$9.7	$4.9	$4.0	$8.9
Retention rate (1)	82%	89%	84%	84%	88%	85%
Change in renewal pricing (2)	(5%)	(5%)	(5%)	(5%)	(4%)	(4%)

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

Ceded Premiums Written
Ceded premiums written were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2023	2022	Change		2023	2022	Change
Premiums ceded to SPCs(1)	$15,745	$15,958	$(213)	(1.3%)	$50,454	$52,681	$(2,227)	(4.2%)
Premiums ceded to external reinsurers(2)	3,940	3,720	220	5.9%	11,108	10,508	600	5.7%
Premiums ceded to unaffiliated captive insurers(1)	(27)	—	(27)	nm	5,159	5,025	134	2.7%
Change in return premium estimate under external reinsurance (3)	(363)	(46)	(317)	(689.1%)	(296)	208	(504)	(242.3%)
Estimated revenue share under external reinsurance (4)	(44)	(62)	18	(29.0%)	(881)	(923)	42	(4.6%)
Total ceded premiums written	$19,251	$19,570	$(319)	(1.6%)	$65,544	$67,499	$(1,955)	(2.9%)
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

(2) Under our external reinsurance treaty for traditional business, we retain the first $0.5 million in risk insured by us and cede losses in excess of this amount on each loss occurrence, subject to an AAD, equal to 3.5% of subject earned premium for the treaty years effective May 1, 2023 and 2022. Premiums ceded under our traditional reinsurance treaty are based on premiums earned during the treaty period.

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

Ceded premiums written decreased during the three and nine months ended September 30, 2023 as compared to the same respective periods of 2022, primarily reflecting a decrease in alternative market premiums ceded to the Segregated Portfolio Cell Reinsurance segment and an increase in the return premium estimate, partially offset by an increase in premiums ceded under our external reinsurance treaty, reflecting higher reinsurance rates, and, for the 2023 nine-month period, an increase in premiums ceded to unaffiliated captive insurers. The increase in estimated return premium for the 2023 three- and nine-month periods primarily reflects favorable reported loss development on previously ceded losses.
Ceded Premiums Ratio
Ceded premiums ratio was as follows:

	Three Months Ended September 30				Nine Months Ended September 30
	2023	2022	Change		2023	2022	Change
Ceded premiums ratio, as reported	34.3%	34.2%	0.1	pts	33.9%	34.0%	(0.1	pts)
Less the effect of:
Premiums ceded to SPCs (100%)	23.4%	23.9%	(0.5	pts)	23.7%	24.7%	(1.0	pts)
Premiums ceded to unaffiliated captive insurers (100%)	2.8%	2.5%	0.3	pts	2.6%	2.0%	0.6	pts
Change in return premium estimate under external reinsurance	(0.9%)	(0.1%)	(0.8	pts)	(0.2%)	0.2%	(0.4	pts)
Estimated revenue share	(0.1%)	(0.1%)	—	pts	(0.7%)	(0.7%)	—	pts
Assumed premiums earned (not ceded to external reinsurers)	(0.3%)	(0.3%)	—	pts	(0.3%)	(0.3%)	—	pts
EBUB estimate	—%	(0.1%)	0.1	pts	(0.2%)	(0.1%)	(0.1	pts)
Ceded premiums ratio (related to external reinsurance), less the effects of above	9.4%	8.4%	1.0	pts	9.0%	8.2%	0.8	pts

The above table reflects traditional ceded premiums earned as a percent of traditional gross premiums earned. As discussed above, premiums ceded under our traditional reinsurance treaty are based on premiums earned during the treaty period. The increase in the ceded premiums ratios for the three and nine months ended September 30, 2023 as compared to the same respective periods of 2022 primarily reflected the higher reinsurance rates.
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
Net premiums earned were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2023	2022	Change		2023	2022	Change
Gross premiums earned	$60,734	$63,963	$(3,229)	(5.0%)	$184,044	$188,518	$(4,474)	(2.4%)
Less: Ceded premiums earned	20,849	21,900	(1,051)	(4.8%)	62,338	64,062	(1,724)	(2.7%)
Net premiums earned	$39,885	$42,063	$(2,178)	(5.2%)	$121,706	$124,456	$(2,750)	(2.2%)
Net premiums earned decreased during the three and nine months ended September 30, 2023 as compared to the same respective periods of 2022 driven by the continuation of competitive market conditions resulting in lower renewal premium during the preceding twelve months. The decrease in net premiums earned for the 2023 nine-month period was partially offset by higher audit premium and the increase in our carried EBUB estimate.

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

	Three Months Ended September 30				Nine Months Ended September 30
	2023	2022	Change		2023	2022	Change
Calendar year net loss ratio	103.3%	66.9%	36.4	pts	83.7%	66.9%	16.8	pts
Less impact of prior accident years on the net loss ratio	20.2%	(4.8%)	25.0	pts	7.7%	(4.9%)	12.6	pts
Current accident year net loss ratio	83.1%	71.7%	11.4	pts	76.0%	71.8%	4.2	pts
Less estimated ratio increase (decrease) attributable to:
Change in ULAE	6.0%	5.6%	0.4	pts	6.4%	5.9%	0.5	pts
Change in the AAD (1)	3.7%	3.5%	0.2	pts	3.5%	2.8%	0.7	pts
Current accident year net loss ratio, excluding the effect of the change in ULAE and the AAD	73.4%	62.6%	10.8	pts	66.1%	63.1%	3.0	pts
(1) See previous discussion of the AAD under the heading "Ceded Premiums Written."
During the third quarter of 2023, we increased our current accident year loss ratio for both the three and nine months ended September 30, 2023 and recognized unfavorable prior accident year reserve development, which reflected higher than expected loss trends observed in our average cost per claim. We continue to observe a reduction in reported claim frequency trends; however, the lower frequency is being more than offset by an increase in our average cost per claim in both the 2023 and 2022 accident years, which we attribute to increased medical costs driven by wage inflation and medical advancements. The 2023 full year current accident year net loss ratio was increased to 76.0% at September 30, 2023 from 72.6% at June 30, 2023, which resulted in a current accident year loss ratio of 83.1% for the 2023 three-month period. As shown in the previous table, the current accident year loss ratio also reflects higher ULAE costs due to higher average headcount in our claims department and the associated compensation-related costs.
Calendar year incurred losses (excluding IBNR) in excess of our per occurrence reinsurance retention, before consideration of the AAD, decreased $0.7 million and $2.3 million for the three and nine months ended September 30, 2023, respectively, as compared to the same respective periods of 2022. We recognized losses in excess of our per occurrence retention totaling $1.5 million and $4.3 million during the 2023 three- and nine-month periods, respectively, as compared to $1.5 million and $3.5 million for the same respective periods of 2022 which reflected our estimate of loss activity within the AAD. Accident year reported loss activity in excess of our per occurrence reinsurance retention totaled $0.9 million for the 2023 nine-month period as compared to $1.8 million for the same period in 2022.
We recognized $8.1 million and $9.3 million of net unfavorable prior year reserve development for the three and nine months ended September 30, 2023, respectively, as compared to net favorable prior year reserve development of $2.0 million and $6.0 million for the same respective periods of 2022. The net unfavorable prior year reserve development for the 2023 three- and nine-month periods reflects higher than expected average claim costs primarily in the 2022 accident year. The net unfavorable prior year reserve development for the 2023 nine-month period also reflected higher than expected loss experience primarily attributable to a large claim from the 1997 accident year. The net favorable prior year development for the three and nine months ended September 30, 2022 reflected overall favorable trends in claim closing patterns and primarily related to accident years 2017 and prior.

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
Our Workers' Compensation Insurance segment underwriting, policy acquisition and operating expenses were comprised as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2023	2022	Change		2023	2022	Change
DPAC amortization	$7,517	$7,513	$4	0.1%	$21,961	$22,105	$(144)	(0.7%)
Management fees	478	477	1	0.2%	1,494	1,495	(1)	(0.1%)
Other underwriting and operating expenses	8,733	9,635	(902)	(9.4%)	27,399	27,609	(210)	(0.8%)
Policyholder dividend expense	399	216	183	84.7%	831	708	123	17.4%
SPC ceding commission offset	(3,585)	(3,695)	110	(3.0%)	(10,762)	(11,101)	339	(3.1%)
Total	$13,542	$14,146	$(604)	(4.3%)	$40,923	$40,816	$107	0.3%
DPAC amortization was relatively unchanged for the 2023 three- and nine-month periods as compared to the same respective periods of 2022, reflecting the change in gross premiums earned.
Other underwriting and operating expenses decreased for the three and nine months ended September 30, 2023 as compared to the same respective periods of 2022. The decrease in other underwriting and operating expenses for the 2023 three-month period primarily reflected lower compensation-related costs and the timing of certain regulatory expenses, while the reduction in expenses for the 2023 nine-month period reflected an increase in ULAE allocated to net losses and loss adjustment expenses and lower office lease and advertising expenses, partially offset by higher IT and business travel expenses. The decrease in compensation-related costs during the 2023 three- and nine-month periods primarily reflected lower amounts accrued for performance-related incentive plans due to the decline of the related performance metrics. See additional discussion on ULAE in the previous section under the heading "Losses and Loss Adjustment Expenses."
As previously discussed, alternative market premiums written by our Workers' Compensation Insurance segment are 100% ceded, less a ceding commission, to either the SPCs in our Segregated Portfolio Cell Reinsurance segment or unaffiliated captive insurers. The ceding commission charged to the SPCs consists of an amount for fronting fees, cell rental fees, commissions, premium taxes, claims administration fees and risk management fees. The fronting fees, commissions, premium taxes and risk management fees are recorded as an offset to underwriting, policy acquisition and operating expenses. Cell rental fees are recorded as a component of other income and claims administration fees are recorded as ceded ULAE. The increase in SPC ceding commissions earned for the three and nine months ended September 30, 2023 as compared to the same respective periods of 2022, primarily reflected the decrease in alternative market ceded earned premium.
Underwriting Expense Ratio (the Expense Ratio)
The underwriting expense ratio included the impact of the following:

	Three Months Ended September 30				Nine Months Ended September 30
	2023	2022	Change		2023	2022	Change
Underwriting expense ratio, as reported	34.0%	33.6%	0.4	pts	33.6%	32.8%	0.8	pts
Less estimated ratio increase (decrease) attributable to:
Impact of ceding commissions received from SPCs	4.1%	4.1%	—	pts	3.9%	3.7%	0.2	pts
Impact of audit premium	(1.2%)	(1.8%)	0.6	pts	(1.8%)	(0.9%)	(0.9	pts)
Underwriting expense ratio, less listed effects	31.1%	31.3%	(0.2	pts)	31.5%	30.0%	1.5	pts
Excluding the items noted in the table above, the expense ratio for the three and nine months ended September 30, 2023, primarily reflected the impact of lower net premiums earned due to the continuation of competitive market conditions.

Segment Results - Segregated Portfolio Cell Reinsurance
The Segregated Portfolio Cell Reinsurance segment includes the results (underwriting profit or loss, plus investment results, net of U.S. federal income taxes) of SPCs at Inova Re and Eastern Re, our Cayman Islands SPC operations, as discussed in Note 16 of the Notes to Consolidated Financial Statements in our December 31, 2022 report on Form 10-K. SPCs are segregated pools of assets and liabilities that provide an insurance facility for a defined set of risks. Assets of each SPC are solely for the benefit of that individual cell and each SPC is solely responsible for the liabilities of that individual cell. Assets of one SPC are statutorily protected from the creditors of the others. Each SPC is owned, fully or in part, by an individual company, agency, group or association and the results of the SPCs are attributable to the participants of that cell. We participate to a varying degree in the results of selected SPCs and, for the SPCs in which we participate, our participation interest ranges from a low of 15% to a high of 85%. SPC results attributable to external cell participants are reported as an SPC dividend (expense) income in our Segregated Portfolio Cell Reinsurance segment. In addition, our Segregated Portfolio Cell Reinsurance segment includes the investment results of the SPCs as the investments are solely for the benefit of the cell participants and investment results attributable to external cell participants are reflected in the SPC dividend (expense) income. As of September 30, 2023, there were 27 (4 inactive) SPCs. The SPCs assume workers' compensation insurance, healthcare professional liability insurance or a combination of the two from our Workers' Compensation Insurance and Specialty P&C segments. As of September 30, 2023, there were two SPCs that assumed both workers' compensation insurance and healthcare professional liability insurance and one SPC that assumed only healthcare professional liability insurance.
Segment results reflects our share of the underwriting and investment results of the SPCs in which we participate, and included the following:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2023	2022	Change		2023	2022	Change
Net premiums written	$5,749	$15,672	$(9,923)	(63.3%)	$48,753	$55,404	$(6,651)	(12.0%)

Net premiums earned	$6,763	$17,811	$(11,048)	(62.0%)	$46,156	$53,347	$(7,191)	(13.5%)
Net investment income	601	294	307	104.4%	1,625	617	1,008	163.4%
Net investment gains (losses)	(525)	(732)	207	28.3%	1,830	(4,225)	6,055	143.3%
Other income	2	1	1	100.0%	3	2	1	50.0%
Net losses and loss adjustment expenses	(5,006)	(11,407)	6,401	(56.1%)	(27,245)	(32,170)	4,925	(15.3%)
Underwriting, policy acquisition and operating expenses	(3,668)	(5,599)	1,931	(34.5%)	(15,241)	(15,203)	(38)	0.2%
SPC U.S. federal income tax (expense) benefit (1)	175	(433)	608	(140.4%)	(1,351)	(1,424)	73	(5.1%)
SPC net results	(1,658)	(65)	(1,593)	(2,450.8%)	5,777	944	4,833	512.0%
SPC dividend (expense) income (2)	2,518	(183)	2,701	1,476.0%	(3,171)	(1,697)	(1,474)	86.9%
Segment results (3)	$860	$(248)	$1,108	446.8%	$2,606	$(753)	$3,359	446.1%

Net loss ratio	74.0%	64.0%	10.0 pts		59.0%	60.3%	(1.3 pts)
Underwriting expense ratio	54.2%	31.4%	22.8 pts		33.0%	28.5%	4.5 pts
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
Gross, ceded and net premiums written were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2023	2022	Change		2023	2022	Change
Gross premiums written	$7,930	$17,879	$(9,949)	(55.6%)	$55,924	$62,882	$(6,958)	(11.1%)
Less: Ceded premiums written	2,181	2,207	(26)	(1.2%)	7,171	7,478	(307)	(4.1%)
Net premiums written	$5,749	$15,672	$(9,923)	(63.3%)	$48,753	$55,404	$(6,651)	(12.0%)
Gross Premiums Written
Gross premiums written reflected reinsurance premiums assumed by component as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2023	2022	Change		2023	2022	Change
Workers' compensation	$15,745	$15,958	$(213)	(1.3%)	$50,454	$52,681	$(2,227)	(4.2%)
Healthcare professional liability	(7,815)	1,921	(9,736)	(506.8%)	5,470	10,201	(4,731)	(46.4%)
Gross Premiums Written	$7,930	$17,879	$(9,949)	(55.6%)	$55,924	$62,882	$(6,958)	(11.1%)
Gross premiums written for the three and nine months ended September 30, 2023 and 2022 were primarily comprised of workers' compensation coverages assumed from our Workers' Compensation Insurance segment. Workers' compensation gross premiums written decreased during the 2023 three- and nine-month periods as compared to the same respective periods of 2022 driven by lower renewal and audit premium. Renewal premium for the three and nine months ended September 30, 2023 reflected premium retention of 92% and 89%, respectively, and rate decreases of 5% in each period, partially offset by an increase in payroll exposure. Healthcare professional liability gross premiums written decreased during the 2023 three-month period as compared to the same period of 2022 due to the cancellation of a tail coverage, resulting in the reversal of $7.9 million of tail premium during the current period. The tail coverage previously recognized during the second quarter 2023 related to one program in which we do not participate in the underwriting results. The decrease in healthcare professional liability gross premiums written for the 2023 nine-month period as compared to the same period 2022 reflected the prior year impact of tail coverage related to the same program. See further discussion in our Segment Results - Specialty Property & Casualty section under the heading "Premiums Written." We retained 100% of the seventeen (three in the third quarter) workers' compensation programs and two (none in the third quarter) healthcare professional liability programs up for renewal during the nine months ended September 30, 2023.
New business, audit premium, retention and renewal price changes for the assumed workers' compensation premium is shown in the table below:

	Three Months Ended September 30		Nine Months Ended September 30
($ in millions)	2023	2022	2023	2022
New business	$0.6	$0.8	$3.3	$2.9
Audit premium	$0.6	$1.2	$2.7	$4.0
Retention rate (1)	92%	86%	89%	88%
Change in renewal pricing (2)	(5%)	(4%)	(5%)	(4%)
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

Ceded Premiums Written
Ceded premiums written were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2023	2022	Change		2023	2022	Change
Ceded premiums written	$2,181	$2,207	$(26)	(1.2%)	$7,171	$7,478	$(307)	(4.1%)
For the workers' compensation business, each SPC has in place its own external reinsurance coverage. The healthcare professional liability business is assumed net of reinsurance from our Specialty P&C segment; therefore, there are no ceded premiums related to the healthcare professional liability business reflected in the table above. The risk retention for each loss occurrence for the workers' compensation business ranges from $0.3 million to $0.4 million based on the program, with limits up to $119.7 million. In addition, each program has aggregate reinsurance coverage between $1.1 million and $2.1 million on a program year basis. Premiums ceded under our SPC reinsurance treaty are based on premiums written during the treaty period. The change in ceded premiums written during the three and nine months ended September 30, 2023 as compared to the same respective periods of 2022 primarily reflected the decrease in workers' compensation gross premiums written and the impact of rate changes under the external reinsurance treaty. External reinsurance rates vary based on the alternative market program.
Ceded Premiums Ratio
Ceded premiums ratio was as follows:

	Three Months Ended September 30			Nine Months Ended September 30
	2023	2022	Change	2023	2022	Change
Ceded premiums ratio	13.9%	13.8%	0.1 pts	14.2%	14.2%	— pts
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
Gross, ceded and net premiums earned were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2023	2022	Change		2023	2022	Change
Gross premiums earned	$9,008	$20,195	$(11,187)	(55.4%)	$53,001	$60,455	$(7,454)	(12.3%)
Less: Ceded premiums earned	2,245	2,384	(139)	(5.8%)	6,845	7,108	(263)	(3.7%)
Net premiums earned	$6,763	$17,811	$(11,048)	(62.0%)	$46,156	$53,347	$(7,191)	(13.5%)
The decrease in net premiums earned during the three months ended September 30, 2023 as compared to the same period of 2022, primarily reflected the reversal of the $7.9 million of tail coverage previously recognized during the second quarter of 2023, as previously discussed. The decrease in net premiums earned during the nine months ended September 30, 2023 primarily reflected the prior year impact of tail coverage discussed above. Net premiums earned related to the workers' compensation business decreased during the 2023 three- and nine-month periods driven by the pro rata effect of a reduction in net premiums written during the preceding twelve months, including a reduction in audit premium.

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
Calendar year and current accident year net loss ratios for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
	2023	2022	Change		2023	2022	Change
Calendar year net loss ratio	74.0%	64.0%	10.0	pts	59.0%	60.3%	(1.3	pts)
Less impact of prior accident years on the net loss ratio	3.5%	(3.7%)	7.2	pts	(5.7%)	(7.2%)	1.5	pts
Current accident year net loss ratio	70.5%	67.7%	2.8	pts	64.7%	67.5%	(2.8	pts)
Less estimated ratio increase (decrease) attributable to:
Change in estimated aggregate reinsurance (1)	1.0%	1.3%	(0.3	pts)	1.3%	1.6%	(0.3	pts)
Current accident year net loss ratio, excluding the effect of the change in estimated aggregate reinsurance	69.5%	66.4%	3.1	pts	63.4%	65.9%	(2.5	pts)
(1) See additional information regarding the SPC's aggregate reinsurance agreements in our Liquidity section under the heading "Operating Activities and Related Cash Flows."
The current accident year net loss ratios, excluding the effect of changes in estimated aggregate reinsurance, increased in the 2023 three-month period and decreased in the 2023 nine-month period as compared to the same respective periods of 2022. The increase in the current accident year net loss ratio for the 2023 three-month period reflected an increase in the healthcare professional liability current accident year net loss ratio, partially offset by a decrease in the workers' compensation current accident year net loss ratio. The decrease in the current accident year net loss ratio for the 2023 nine-month period reflected a decrease in the workers' compensation current accident year net loss ratio, partially offset by an increase in the healthcare professional liability current accident year net loss ratio. The increase in the healthcare professional liability current accident year net loss ratios for the 2023 three- and nine-month periods primarily reflected an increase in expected claim frequency related to one program in which we do not participate. The decrease in the workers' compensation current accident year net loss ratios for the 2023 three- and nine-month periods primarily reflects a reduction in claim frequency and severity, partially offset by the continuation of intense price competition and the resulting renewal rate decreases.
Calendar year incurred losses (excluding IBNR) ceded to our external reinsurers increased $0.2 million and decreased $7.0 million for the three and nine months ended September 30, 2023, respectively, as compared to the same respective periods of 2022. Current accident year ceded incurred losses (excluding IBNR) increased $0.3 million and decreased $6.5 million for the 2023 three- and nine-month periods, respectively, as compared to the same respective periods of 2022.
We recognized net unfavorable prior year reserve development of $0.3 million and favorable prior year reserve development of $2.6 million for the three and nine months ended September 30, 2023, respectively, as compared to favorable prior year reserve development of $0.6 million and $3.8 million for the same respective periods of 2022. The development for the 2023 three- and nine-month periods includes net favorable development in the workers' compensation business of $1.1 million and $3.9 million, respectively, and net unfavorable development of $1.4 million in each period in the healthcare professional liability business. The net favorable development related to the workers' compensation business reflected overall favorable trends in claim closing patterns primarily in accident years 2018 through 2021. The net unfavorable development in the healthcare professional liability business primarily reflected higher than expected claim frequency in one program in which we do not participate in the underwriting results. The development for the 2022 three- and nine-month periods includes net favorable development in the workers' compensation business of $1.3 million and $4.6 million, respectively, partially offset by net unfavorable development of $0.7 million in each period in the healthcare professional liability business. The net favorable development in the workers' compensation business reflected overall favorable trends in claim closing patterns primarily in accident years 2016 through 2020. The net unfavorable development in the healthcare professional liability business primarily reflected higher than expected claim frequency in one program in which we do not participate.

Underwriting, Policy Acquisition and Operating Expenses
Our Segregated Portfolio Cell Reinsurance segment underwriting, policy acquisition and operating expenses were comprised as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2023	2022	Change		2023	2022	Change
DPAC amortization	$3,152	$5,067	$(1,915)	(37.8%)	$13,759	$15,219	$(1,460)	(9.6%)
Policyholder dividend expense	119	57	62	108.8%	259	135	124	91.9%
Other underwriting and operating expenses	397	475	(78)	(16.4%)	1,223	(151)	1,374	909.9%
Total	$3,668	$5,599	$(1,931)	(34.5%)	$15,241	$15,203	$38	0.2%
DPAC amortization primarily represents ceding commissions, which vary by program and are paid to our Workers' Compensation Insurance and Specialty P&C segments for premiums assumed. Ceding commissions include an amount for fronting fees, commissions, premium taxes and risk management fees, which are reported as an offset to underwriting, policy acquisition and operating expenses within our Workers' Compensation Insurance and Specialty P&C segments. In addition, ceding commissions paid to our Workers' Compensation Insurance segment include cell rental fees which are recorded as other income and claims administration fees which are recorded as ceded ULAE within our Workers' Compensation Insurance segment. The decrease in DPAC amortization in the 2023 three- and nine-month periods as compared to the same respective periods of 2022 primarily reflected a decrease in earned premium, as discussed above under the heading "Net Premiums Earned."
The increase in policyholder dividend expense for the 2023 three- and nine-month periods as compared to the same respective periods of 2022 primarily reflects changes in estimated dividends for one SPC program, in which we do not participate in the underwriting results.
Other underwriting and operating expenses primarily include bank fees, professional fees and changes in the allowance for expected credit losses. Other underwriting and operating expenses remained relatively unchanged for the 2023 three-month period and increased for the 2023 nine-month period due to the collection in 2022 of a large customer account balance that was previously written off in 2021. Excluding the impact of a reduction in the allowance for credit losses, other underwriting and operating expenses for the 2023 nine-month period were relatively unchanged as compared to the same period of 2022.
Underwriting Expense Ratio (the Expense Ratio)
The underwriting expense ratio included the impact of the following:

	Three Months Ended September 30			Nine Months Ended September 30
	2023	2022	Change	2023	2022	Change
Underwriting expense ratio, as reported	54.2%	31.4%	22.8 pts	33.0%	28.5%	4.5 pts
Less: impact of audit premium on expense ratio	(5.1%)	(2.2%)	(2.9 pts)	(1.9%)	(2.2%)	0.3 pts
Underwriting expense ratio, excluding the effect of audit premium	59.3%	33.6%	25.7 pts	34.9%	30.7%	4.2 pts
Excluding the effect of audit premium, the underwriting expense ratios increased for the 2023 three- and nine-month periods as compared the same respective periods of 2022. The increase in the underwriting expense ratio for the 2023 three-month period primarily reflected the reversal of ceding commissions related to the cancellation of tail coverage previously recognized during the second quarter of 2023. The increase in the underwriting expense ratio for the 2023 nine-month period was primarily driven by the prior year impact of a reduction in the allowance for credit losses for one program in which we do not participate in the underwriting results, as previously discussed.

Segment Results - Corporate
Our Corporate segment includes our investment operations excluding those reported in our Segregated Portfolio Cell Reinsurance segment as discussed in Note 16 of the Notes to Consolidated Financial Statements in our December 31, 2022 report on Form 10-K. In addition, this segment includes corporate expenses, interest expense, U.S. and U.K. income taxes and non-premium revenues generated outside of our insurance entities. As previously discussed under the heading "ProAssurance Overview," we reorganized our segment reporting in the third quarter of 2023. As a result, the investment results of assets solely allocated to our Lloyd's Syndicate operations and U.K. income taxes which were previously reported in our Lloyd’s Syndicates segment are now reported in our Corporate segment. All prior period segment information has been recast to conform to the current period presentation. See further information regarding our segments in Note 13 of the Notes to Condensed Consolidated Financial Statements.
Segment results for the three and nine months ended September 30, 2023 exclude the change in fair value of contingent consideration and, for the nine months ended September 30, 2022, transaction-related costs including the associated income tax benefit related to the NORCAL acquisition as we do not consider these items in assessing the financial performance of the segment. We did not incur any transaction-related costs during the three and nine months ended September 30, 2023 or the three months ended September 30, 2022. For additional information on the NORCAL acquisition see Note 2 of the Notes to Consolidated Financial Statements in our December 31, 2022 report on Form 10-K. Segment results for our Corporate segment were net earnings of $22.1 million and $63.3 million for the three and nine months ended September 30, 2023, respectively, as compared to $3.0 million and $6.1 million for the same respective periods of 2022 and included the following:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2023	2022	Change		2023	2022	Change
Net investment income	$32,153	$24,451	$7,702	31.5%	$93,089	$66,515	$26,574	40.0%
Equity in earnings (loss) of unconsolidated subsidiaries	$(61)	$(6,852)	$6,791	99.1%	$5,450	$5,948	$(498)	(8.4%)
Net investment gains (losses)	$(3,677)	$(7,530)	$3,853	51.2%	$(3,174)	$(41,427)	$38,253	92.3%
Other income	$2,847	$4,695	$(1,848)	(39.4%)	$5,347	$10,386	$(5,039)	(48.5%)
Operating expense	$8,344	$8,921	$(577)	(6.5%)	$24,823	$26,679	$(1,856)	(7.0%)
Interest expense	$5,514	$5,513	$1	—%	$16,478	$14,872	$1,606	10.8%
Income tax expense (benefit)	$(4,655)	$(2,673)	$(1,982)	(74.1%)	$(3,901)	$(6,232)	$2,331	37.4%
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
Net investment income (loss) by investment category was as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2023	2022	Change		2023	2022	Change
Fixed maturities	$28,035	$23,437	$4,598	19.6%	$82,669	$66,485	$16,184	24.3%
Equities	1,158	846	312	36.9%	3,070	2,514	556	22.1%
Short-term investments, including Other	4,156	1,736	2,420	139.4%	10,948	2,864	8,084	282.3%
BOLI	668	421	247	58.7%	1,784	635	1,149	180.9%
Investment fees and expenses	(1,864)	(1,989)	125	(6.3%)	(5,382)	(5,983)	601	(10.0%)
Net investment income	$32,153	$24,451	$7,702	31.5%	$93,089	$66,515	$26,574	40.0%
Fixed Maturities
Income from our fixed maturities increased during the 2023 three- and nine-month periods as compared to the same respective periods of 2022 driven by higher average book yields as we continue to reinvest at higher rates as our portfolio matures. However, average investment balances were approximately 2.7% and 1.5% lower for the 2023 three- and nine-month periods, respectively, as compared to the same respective periods of 2022 as we have reduced the rate of reinvestment in order to allow for additional cash availability, primarily related to operating costs and the repurchase of our stock. See additional information on our operating cash flows in the Liquidity section under the heading "Cash Flows."

Average yields for our fixed maturity portfolio were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2023	2022	2023	2022
Average income yield	3.1%	2.5%	3.0%	2.4%
Average tax equivalent income yield	3.1%	2.5%	3.0%	2.4%
Short-term Investments and Other Investments
Short-term investments, which have a maturity at purchase of one year or less are carried at fair value, which approximates their cost basis, and are primarily composed of investments in U.S. treasury obligations, commercial paper, money market funds and a certificate of deposit. Income from our short-term and other investments increased during the 2023 three- and nine-month periods as compared to the same respective periods of 2022 primarily due to higher yields given the increase in interest rates.
BOLI
We hold BOLI policies that are carried at the current cash surrender value of the policies, which includes the BOLI policies acquired from NORCAL. All insured individuals were members of ProAssurance or NORCAL management at the time the policies were acquired. Income from our BOLI policies increased in the 2023 three- and nine-month periods as compared to the same respective periods of 2022 primarily attributable to an increase in the cash surrender value.
Equity in Earnings (Loss) of Unconsolidated Subsidiaries
Equity in earnings (loss) of unconsolidated subsidiaries was comprised as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2023	2022	Change		2023	2022	Change
All other investments, primarily investment fund LPs/LLCs	$368	$(4,688)	$5,056	107.8%	$7,744	$12,347	$(4,603)	(37.3%)
Tax credit partnerships	(429)	(2,164)	1,735	(80.2%)	(2,294)	(6,399)	4,105	(64.2%)
Equity in earnings (loss) of unconsolidated subsidiaries	$(61)	$(6,852)	$6,791	99.1%	$5,450	$5,948	$(498)	(8.4%)
We hold interests in certain LPs/LLCs that generate earnings from trading portfolios, secured debt, debt securities, multi-strategy funds and private equity investments. The performance of the LPs/LLCs is affected by the volatility of equity and credit markets. For our investments in LPs/LLCs, we record our allocable portion of the partnership operating income or loss as the results of the LPs/LLCs become available, typically following the end of a reporting period. Our investment results from our portfolio of investments in LPs/LLCs for the 2023 three-month period as compared to the same period of 2022 increased primarily due to the performance of a few LPs/LLCs primarily due to a higher market valuation during the second quarter of 2023. The decrease in our investment results for our portfolio of investments in LPs/LLCs for the 2023 nine-month period as compared to the same period of 2022 was driven by to the performance of several LPs which reflected lower market valuations during the fourth quarter of 2022 and first quarter of 2023.
Our tax credit partnership investments are designed to generate returns in the form of tax credits and tax-deductible project operating losses and are comprised of qualified affordable housing project tax credit partnerships and a historic tax credit partnership. We account for our tax credit partnership investments under the equity method and record our allocable portion of the operating losses of the underlying properties based on estimates provided by the partnerships. For our qualified affordable housing project tax credit partnerships, we adjust our estimates of our allocable portion of operating losses periodically as actual operating results of the underlying properties become available. The primary benefits of tax credits and tax-deductible operating losses from the historic tax credit partnerships are earned in a short period with potential for additional cash flows extending over several years. The results from our tax credit partnership investments for the three and nine months ended September 30, 2023 reflected lower partnership operating losses as compared to the same respective periods of 2022.

The tax benefits received from our tax credit partnerships, which are not reflected in our investment results, reduced our tax expense in 2023 and 2022 as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(In millions)	2023	2022	2023	2022
Tax credits recognized during the period	$0.4	$1.2	$0.5	$3.6
Tax benefit of tax credit partnership operating losses	$0.1	$0.5	$0.5	$1.3
For the three and nine months ended September 30, 2023 we generated $0.4 million and $0.5 million, respectively, of tax credits from our tax credit partnership investments which were deferred to be utilized in future periods due to our expected consolidated loss calculated on a tax basis. For the three and nine months ended September 30, 2022 the tax credits generated from our tax credit partnership investments of $1.2 million and $3.6 million were deferred to be utilized in future periods, respectively. Not included in the table above is $2.2 million of tax credits recaptured from the 2019 tax year during the nine months ended September 30, 2023 due to the carryback of our estimated NOL for 2023 to the 2021 tax year. The recaptured tax credits were earned in 2019 but not utilized until 2021 due to NOL's generated in both 2019 and 2020. As of September 30, 2023, we had approximately $53.4 million of available tax credit carryforwards generated from our investments in tax credit partnerships which we expect to utilize in future periods.
Tax credits provided by the underlying projects of our historic tax credit partnership are typically available in the tax year in which the project is put into active service, whereas the tax credits provided by qualified affordable housing project tax credit partnerships are provided over approximately a ten year period.

Net Investment Gains (Losses)
The following table provides detailed information regarding our net investment gains (losses).

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2023	2022	2023	2022
Total impairment losses
Corporate debt	$—	$—	$(2,984)	$(972)
Asset-backed securities	(141)	—	(133)	—
Portion of impairment losses recognized in other comprehensive income before taxes:
Corporate debt	—	—	—	419
Net impairment losses recognized in earnings	(141)	—	(3,117)	(553)
Gross realized gains, available-for-sale fixed maturities	254	142	793	1,511
Gross realized (losses), available-for-sale fixed maturities	(285)	(54)	(1,509)	(2,047)
Net realized gains (losses), trading fixed securities	5	(31)	(101)	(127)
Net realized gains (losses), equity investments	(7)	—	(7)	(5,928)
Net realized gains (losses), other investments	(683)	209	(2,570)	99
Change in unrealized holding gains (losses), trading fixed securities	(70)	(100)	81	(881)
Change in unrealized holding gains (losses), equity investments	(3,893)	(5,925)	(3,532)	(19,272)
Change in unrealized holding gains (losses), convertible securities, carried at fair value as a part of other investments	(588)	(1,441)	3,473	(14,499)
Other	1,731	(330)	3,315	270
Net investment gains (losses)	$(3,677)	$(7,530)	$(3,174)	$(41,427)
For the three and nine months ended September 30, 2023, we recognized a nominal amount and $3.1 million of credit-related impairment losses in earnings, respectively. We did not recognize any non-credit impairment losses in OCI during the three and nine months ended September 30, 2023. The credit-related impairment losses recognized during the three and nine months ended September 30, 2023 related to a mortgage-backed security and, for the 2023 nine-month period, two corporate bonds in the financial sector. For the three months ended September 30, 2022 we did not recognize any credit-related impairment losses in earnings or non-credit impairment losses in OCI. For the nine months ended September 30, 2022, we recognized credit-related impairment losses in earnings of $0.6 million and non-credit impairment losses in OCI of $0.4 million. The credit-related and non-credit impairment losses in OCI during the nine months ended September 30, 2022 related to a corporate bond in the consumer sector.
During the 2023 three- and nine-month periods, we recognized $3.7 million and $3.2 million of net investment losses, respectively, driven by unrealized holding losses resulting from changes in the fair value of our equity investments, partially offset by death benefit proceeds from BOLI contracts and, for the 2023 nine-month period, unrealized holding gains resulting from changes in the fair value of our convertible securities. During the 2022 three- and nine-month periods, we recognized $7.5 million and $41.4 million of net investment losses, respectively, driven by unrealized holding losses resulting from changes in the fair value of our equity investments and convertible securities and, for the 2022 nine-month period, realized losses from the sale of equity investments.

Other Income
Other income was $2.8 million and $5.3 million for the 2023 three- and nine-month periods, respectively, as compared to $4.7 million and $10.4 million during the same respective periods of 2022. The decrease in other income for the 2023 three- and nine-month periods was driven by the effect of foreign currency exchange rate changes of $1.4 million and $6.6 million, respectively, related to foreign currency denominated loss reserves associated with premium assumed from an international medical professional liability insured in our Specialty P&C segment. We mitigate foreign exchange exposure by generally matching the currency and duration of associated investments to the corresponding loss reserves. In accordance with GAAP, the impact on the market value of available-for-sale fixed maturities due to changes in foreign currency exchange rates is reflected as part of OCI. Conversely, the impact of changes in foreign currency exchange rates on loss reserves is reflected through net income (loss) as a component of other income. The effect of exchange rate changes on foreign currency denominated loss reserves are reported in our Corporate segment to be consistent with the reporting of the foreign currency denominated invested assets and associated investment income. Excluding the impact of foreign currency exchange rate changes in all periods, other income decreased $0.5 million for the 2023 three-month period and increased $1.5 million for the 2023 nine-month period as compared to the same respective periods of 2022. Other income for the 2023 nine-month period included proceeds of $1.4 million associated with the sale of a portion of our ownership interest in the underwriting and operations entity associated with Syndicate 1729 to an unrelated third party during the second quarter of 2023.
Operating Expenses
Corporate segment operating expenses were comprised as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2023	2022	Change		2023	2022	Change
Operating expenses	$10,023	$10,806	$(783)	(7.2%)	$29,481	$31,963	$(2,482)	(7.8%)
Management fee offset	(1,679)	(1,885)	206	(10.9%)	(4,658)	(5,284)	626	(11.8%)
Total	$8,344	$8,921	$(577)	(6.5%)	$24,823	$26,679	$(1,856)	(7.0%)
Operating expenses decreased for the 2023 three- and nine-month periods as compared to the same respective periods of 2022 driven by a decrease in compensation-related costs and, to a lesser extent, a decrease in professional fees. The decrease in compensation-related costs during the 2023 three- and nine-month periods primarily reflected lower amounts accrued for performance-related incentive plans due to the decline of the related performance metrics. In addition, the decrease in compensation-related costs during the 2023 nine-month period reflected a decrease in segment headcount due to organizational structure changes and the movement of certain employees to the Specialty P&C segment beginning in the third quarter of 2022. The decrease in professional fees during the 2023 three- and nine-month periods was primarily attributable to a decrease in consulting fees and, to a lesser extent, employee placement fees as a result of filling open positions across the organization in 2022.
Core domestic operating subsidiaries within our Specialty P&C segment and our Workers' Compensation Insurance segment are charged a management fee by the Corporate segment for services provided to these subsidiaries. The management fee is based on the extent to which services are provided to the subsidiary and the amount of premium written by the subsidiary. Under the arrangement, the expenses associated with such services are reported as expenses of the Corporate segment, and the management fees charged are reported as an offset to Corporate operating expenses. While the terms of the arrangement were generally consistent between 2023 and 2022, fluctuations in the amount of premium written by each subsidiary can result in corresponding variations in the management fee charged to each subsidiary during a particular period.

Interest Expense
Consolidated interest expense for the three and nine months ended September 30, 2023 and 2022 was comprised as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2023	2022	Change		2023	2022	Change
Senior Notes due 2023	$3,357	$3,357	$—	—%	$10,071	$10,071	$—	—%
Contribution Certificates (including accretion)(1)	1,910	1,906	4	0.2%	5,652	5,438	214	3.9%
Revolving Credit Agreement (including fees and amortization)(2)	247	250	(3)	(1.2%)	755	768	(13)	(1.7%)
(Gain)/loss on interest rate cap	—	—	—	nm	—	(1,405)	1,405	nm
Interest expense	$5,514	$5,513	$1	—%	$16,478	$14,872	$1,606	10.8%
(1) Includes accretion of approximately $0.5 million and $1.4 million for the three and nine months ended September 30, 2023, respectively, as compared to $0.4 million and $1.3 million during the same respective periods of 2022, which is recorded as an increase to interest expense as a result of the difference between the recorded acquisition date fair value and the principal balance of the Contribution Certificates associated with our acquisition of NORCAL.

(2) There were no outstanding borrowings on our Revolving Credit Agreement during the three and nine months ended September 30, 2023 or 2022. Interest expense in both the 2023 and 2022 three- and nine-month periods primarily reflected unused commitment fees.

Consolidated interest expense was unchanged for the three months ended September 30, 2023 and increased during the nine months ended September 30, 2023 as compared to the same respective periods of 2022. The increase in consolidated interest expense for the nine months ended September 30, 2023 was driven by the prior year impact of the change in fair value of our interest rate cap which was terminated in the second quarter of 2022. See further discussion on our previous interest rate cap agreement in Note 3 of the Notes to Consolidated Financial Statements in our December 31, 2022 report on Form 10-K and further discussion on our outstanding debt in Note 8 of the Notes to Condensed Consolidated Financial Statements.

Taxes
Tax expense allocated to our Corporate segment includes U.S. and U.K. tax expense, including U.S. tax expense incurred from our corporate membership in Lloyd's of London, if any. The SPCs at Inova Re, one of our Cayman Islands reinsurance subsidiaries, have each made a 953(d) election under the U.S. Internal Revenue Code and are subject to U.S. federal income tax; therefore, tax expense allocated to our Corporate segment also includes tax expense incurred from any SPC at Inova Re in which we have a participation interest of 80% or greater as those SPCs are required to be included in our consolidated tax return. Consolidated tax expense (benefit) reflects the tax expense (benefit) of both segments and the tax impact of items excluded from segment reporting, as shown in the table below:

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2023	2022	2023	2022
Corporate segment income tax expense (benefit)	$(4,655)	$(2,673)	$(3,901)	$(6,232)
Income tax expense (benefit) - transaction-related costs*	—	—	—	(391)
Consolidated income tax expense (benefit)	$(4,655)	$(2,673)	$(3,901)	$(6,623)
*Represents the income tax benefit associated with the transaction-related costs related to our acquisition of NORCAL that are not included in a segment as we do not consider these costs in assessing the financial performance of any of our operating or reportable segments. See Note 13 of the Notes to Condensed Consolidated Financial Statements for a reconciliation of our segment results to our consolidated results.

Listed below are the primary factors affecting our consolidated effective tax rate for the three and nine months ended September 30, 2023 and 2022. These factors include the following:

	Three Months Ended September 30
	2023		2022
($ in thousands)	Income tax (benefit) expense	Rate Impact	Income tax (benefit) expense	Rate Impact
Computed "expected" tax expense (benefit) at statutory rate	$(11,359)	21.0%	$(2,478)	21.0%
Tax-exempt income (1)	(387)	0.7%	(291)	2.5%
Tax credits	(401)	0.7%	(1,201)	10.2%
Non-U.S. operating results	(95)	0.2%	37	(0.2%)
Non-taxable contingent consideration (2)	(315)	0.6%	—	—%
Goodwill impairment (3)	9,263	(17.1%)	—	—%
Estimated annual tax rate differential (4)	(1,573)	2.9%	1,933	(16.4%)
Other	212	(0.4%)	(673)	5.6%
Total income tax expense (benefit)	$(4,655)	8.6%	$(2,673)	22.7%

	Nine Months Ended September 30
	2023		2022
($ in thousands)	Income tax (benefit) expense	Rate Impact	Income tax (benefit) expense	Rate Impact
Computed "expected" tax expense (benefit) at statutory rate	$(10,265)	21.0%	$(4,403)	21.0%
Tax-exempt income (1)	(891)	1.8%	(767)	3.7%
Tax credits	(473)	1.0%	(3,604)	17.2%
Non-U.S. operating results	(298)	0.7%	(140)	0.8%
Non-taxable contingent consideration (2)	(1,155)	2.4%	—	—%
Goodwill impairment (3)	9,263	(18.9%)	—	—%
Estimated annual tax rate differential (4)	—	—%	1,933	(9.2%)
Other	(82)	—%	358	(1.9%)
Total income tax expense (benefit)	$(3,901)	8.0%	$(6,623)	31.6%
(1) Includes tax-exempt interest, dividends received deduction and change in cash surrender value of BOLI.
(2) Represents the tax impact of the $1.5 million and $5.5 million for the three and nine months ended September 30, 2023, respectively, decrease in the contingent consideration liability issued in connection with the NORCAL acquisition, all of which are non-taxable. See further discussion on the contingent consideration in Note 2 of the Notes to Condensed Consolidated Financial Statements and in Note 2 of the Notes to Consolidated Financial Statements in our December 31, 2022 report on Form 10-K.
(3) Represents the tax impact of the impairment of non-deductible goodwill in relation to the Workers' Compensation Insurance reporting unit during the third quarter of 2023 (see further discussion on the impairment charge under the heading "Goodwill / Intangibles" in the Critical Accounting Estimates section and in Note 5 of the Notes to Condensed Consolidated Financial Statements).
(4) Represents the tax rate differential between our actual effective tax rate for the three and nine months ended September 30, 2022 and our projected annual effective tax rate as of September 30, 2022 as calculated under the estimated annual effective tax rate method. There was no tax rate differential recorded for the nine months ended September 30, 2023 as we utilized the discrete effective tax rate method at September 30, 2023 (see further discussion on this method in the Critical Accounting Estimates section under the heading "Estimation of Taxes/Tax Credits").
For the three and nine months ended September 30, 2023, the provision (benefit) for income taxes and the effective tax rate were determined utilizing the discrete effective tax rate method for recording the provision (benefit) for income taxes which treats the income tax expense (benefit) for the period as if it were the income tax expense (benefit) for the full year and determines the income tax expense (benefit) on that basis. For the three and nine months ended September 30, 2022 we utilized the estimated annual effective tax rate method which is based upon our current estimate of our annual effective tax rate at the end of each quarterly reporting period (the projected annual effective tax rate) plus the impact of certain discrete items that are not included in the projected annual effective tax rate. See further discussion on these methods utilized to compute interim taxes in the Critical Accounting Estimates section under the heading "Estimation of Taxes/Tax Credits" and in Note 4 of the Notes to Condensed Consolidated Financial Statements.
Our effective tax rates for both the 2023 three- and nine-month periods were different from the statutory federal income tax rate of 21% primarily due to a $44.1 million goodwill impairment recognized in relation to the Workers' Compensation Insurance reporting unit during the third quarter of 2023, all of which is non-deductible. See further discussion on this goodwill impairment in Note 5 of the Notes to Condensed Consolidated Financial Statements. In addition, our effective tax rates for both the 2023 three- and nine-month periods were impacted by the $1.5 million and $5.5 million, respectively, decrease in the contingent consideration liability related to the NORCAL acquisition, all of which was non-taxable. See further discussion on our contingent consideration in Note 2 of the Notes to Condensed Consolidated Financial Statements. Our effective tax rates for both the 2022 three- and nine-month periods were different from the statutory federal income tax rate of 21% primarily due to the benefit recognized from the tax credits transferred to us from our tax credit partnership investments. There were no other individually significant items impacting our effective tax rates for the 2023 and 2022 three- and nine-month periods.
Our effective tax rate for the 2022 nine-month period, as shown in the table above, differed from our projected annual effective tax rate of 9.6% due to certain discrete items. When we utilize the estimated annual effective tax rate method, certain items are treated as discrete items and are reflected in the effective tax rate in the period in which they are included in net income (loss). These discrete items increased our effective tax rate by 22.0% for the 2022 nine-month period mainly due to the treatment of net investment losses. This treatment of net investment losses of $40.4 million for the nine months ended September 30, 2022 in our Corporate segment, excluding the investment results of assets solely allocated to Lloyd's Syndicate operations, accounted for an increase of 21.9% in the effective tax rate. The remaining discrete items that affected our effective tax rate for the 2022 nine-month period was comprised of individually insignificant components.

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
The following tables summarize estimated changes in the fair value of our available-for-sale fixed maturity securities for specific hypothetical changes in interest rates by asset class at September 30, 2023 and December 31, 2022. There are principally two factors that determine interest rates on a given security: changes in the level of yield curves and credit spreads. As different asset classes can be affected in different ways by movements in those two factors, we have separated our portfolio by asset class in the following tables.

	Interest Rate Shift in Basis Points
	September 30, 2023
($ in millions)	(200)	(100)	Current	100	200
Fair Value:
Fixed maturities, available-for-sale:
U.S. Treasury obligations	$252	$245	$238	$231	$225
U.S. Government-sponsored enterprise obligations	20	20	19	18	18
State and municipal bonds	472	454	436	418	401
Corporate debt	1,777	1,719	1,664	1,611	1,561
Asset-backed securities	1,059	1,029	998	968	939
Total fixed maturities, available-for-sale	$3,580	$3,467	$3,355	$3,246	$3,144

Duration:
Fixed maturities, available-for-sale:
U.S. Treasury obligations	3.04	2.96	2.89	2.82	2.76
U.S. Government-sponsored enterprise obligations	3.48	3.45	3.39	3.32	3.23
State and municipal bonds	3.85	3.93	4.06	4.19	4.26
Corporate debt	3.41	3.38	3.33	3.27	3.20
Asset-backed securities	2.79	2.90	2.95	2.97	2.97
Total fixed maturities, available-for-sale	3.26	3.28	3.28	3.27	3.24

	Interest Rate Shift in Basis Points
	December 31, 2022
($ in millions)	(200)	(100)	Current	100	200
Fair Value:
Fixed maturities, available-for-sale:
U.S. Treasury obligations	$236	$229	$222	$215	$208
U.S. Government-sponsored enterprise obligations	21	21	20	19	19
State and municipal bonds	476	458	439	422	404
Corporate debt	1,919	1,848	1,781	1,718	1,658
Asset-backed securities	1,072	1,041	1,010	979	949
Total fixed maturities, available-for-sale	$3,724	$3,597	$3,472	$3,353	$3,238

Duration:
Fixed maturities, available-for-sale:
U.S. Treasury obligations	3.41	3.36	3.30	3.25	3.20
U.S. Government-sponsored enterprise obligations	3.41	3.45	3.43	3.38	3.32
State and municipal bonds	3.91	3.99	4.10	4.21	4.30
Corporate debt	3.79	3.74	3.68	3.60	3.52
Asset-backed securities	2.76	2.87	2.97	3.00	3.01
Total fixed maturities, available-for-sale	3.48	3.50	3.50	3.48	3.45
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
At September 30, 2023, our fixed maturities portfolio includes fixed maturities classified as trading securities which do not have a significant amount of exposure to market interest rates or credit spreads.
Our cash and short-term investments at September 30, 2023 were carried at fair value which approximates their cost basis due to their short-term nature. Our cash and short-term investments lack significant interest rate sensitivity due to their short duration.
Debt
We are exposed to interest rate risk due to variability in the base rate on borrowings under our amended Revolving Credit Agreement and Term Loan. See further information regarding the amended Revolving Credit Agreement and Term Loan in Note 8 of the Notes to Condensed Consolidated Financial Statements. Borrowings under our amended Revolving Credit Agreement and Term Loan accrue interest at a selected SOFR base rate, adjusted by a margin. To manage our exposure to interest rate risk on any borrowings under these agreements, we entered into two Interest Rate Swaps which effectively fix the base rate on borrowings under the amended Revolving Credit Agreement and Term Loan to 3.187% and 3.207%, respectively. See further information regarding the Interest Rate Swaps in Note 8 of the Notes to Condensed Consolidated Financial Statements. As of September 30, 2023, no borrowings were outstanding under our Revolving Credit Agreement.
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
As of September 30, 2023, 92% of our fixed maturity securities were rated investment grade as determined by NRSROs, such as Fitch, Moody’s and Standard & Poor’s. We believe that this concentration in investment grade securities reduces our exposure to credit risk on our fixed income investments to an acceptable level. However, investment grade securities, in spite of their rating, can rapidly deteriorate and result in significant losses. Ratings published by the NRSROs are one of the tools used to evaluate the creditworthiness of our securities. The ratings reflect the subjective opinion of the rating agencies as to the creditworthiness of the securities; therefore, we may be subject to additional credit exposure should the ratings prove to be unreliable.
We also have exposure to credit risk related to our premiums receivable and receivables from reinsurers; however, to-date we have not experienced any significant amount of credit losses. At September 30, 2023, our premiums receivable was approximately $279 million, net of an allowance for expected credit losses of approximately $8 million. See Note 1 of the Notes to Consolidated Financial Statements in our December 31, 2022 report on Form 10-K for further information on our allowance for expected credit losses related to our premiums receivable. Our receivables from reinsurers (with regard to both paid and unpaid losses) approximated $445 million at September 30, 2023 and $447 million at December 31, 2022. We monitor the credit risk associated with our reinsurers using publicly available financial and rating agency data. We have not historically experienced material credit losses due to the financial condition of a reinsurer, and as of September 30, 2023 our expected credit losses associated with our receivables from reinsurers were nominal in amount.

ITEM 4. CONTROLS AND PROCEDURES.
The principal executive officer and principal financial officer of the Company participated in management’s evaluation of our disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of September 30, 2023. ProAssurance’s disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on that evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(a)Not applicable.
(b)Not applicable.
(c)Information required by Item 703 of Regulation S-K.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs* (In thousands)
July 1 - July 31, 2023	653,587	$15.61	653,587	$76,102
August 1 - August 31, 2023	449,677	$17.85	449,677	$67,987
September 1 - September 30, 2023	646,246	$18.50	646,246	$55,902
Total	1,749,510	$17.25	1,749,510
*Under its current plan begun in November 2010, the Board has authorized $600 million for the repurchase of common shares or the retirement of outstanding debt. This is ProAssurance’s only plan for the repurchase of common shares, and the plan has no expiration date.
ITEM 5. OTHER INFORMATION
During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description
21.1	Amendment to Subsidiaries of ProAssurance Corporation effective September 30, 2023.

31.1	Certification of Principal Executive Officer of ProAssurance as required under SEC rule 13a-14(a).

31.2	Certification of Principal Financial and Accounting Officer of ProAssurance as required under SEC rule 13a-14(a).

32.1	Certification of Principal Executive Officer of ProAssurance as required under SEC Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as amended (18 U.S.C. 1350).

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
November 8, 2023

/s/ Dana S. Hendricks
Dana S. Hendricks
Chief Financial Officer
(Duly authorized officer and principal financial officer)