Form 10-K
period 2023-12-31
PROASSURANCE CORP
filed 2024-02-27
CIK 1127703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023,
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of voting stock held by non-affiliates of the registrant at June 30, 2023 was $786,405,119. As of February 22, 2024, the registrant had outstanding approximately 50,970,454 shares of its common stock.
Documents incorporated by reference in this Form 10-K
(i)The definitive proxy statement for the 2024 Annual Meeting of the Stockholders of ProAssurance Corporation (File No. 001-16533) is incorporated by reference into Part III of this report.

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
Caution Regarding Forward-Looking Statements
Any statements in this Form 10-K that are not historical facts or explicitly stated as an opinion are specifically identified as forward-looking statements. These statements are based upon our estimates and anticipation of future events and are subject to significant risks, assumptions and uncertainties that could cause actual results to vary materially from the expected results described in the forward-looking statements. Forward-looking statements are identified by words such as, but not limited to, "anticipate," "believe," "estimate," "expect," "hope," "hopeful," "intend," "likely," "may," "optimistic," "possible," "potential," "preliminary," "project," "should," "will" and other analogous expressions. There are numerous factors that could cause our actual results to differ materially from those in the forward-looking statements. Thus, sentences and phrases that we use to convey our view of future events and trends are expressly designated as forward-looking statements as are sections of this Form 10-K that are identified as giving our outlook on future business.
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
These forward-looking statements are subject to significant risks, assumptions and uncertainties, including, among other things, the following factors that could affect the actual outcome of future events:

●	changes in general economic conditions, including the impact of inflation, including medical and social inflation, and unemployment;
●	ability to consistently pay shareholder dividends;
●	regulatory, legislative and judicial actions or decisions that could affect our business plans or operations;
●	the enactment or repeal of tort reforms;
●	formation or dissolution of state-sponsored insurance entities providing coverages now offered by ProAssurance which could remove or add sizable numbers of insureds from or to the private insurance market;
●	changes in the interest and tax rate environment;
●	resolution of uncertain tax matters and changes in tax laws;
●	changes in laws or government regulations regarding financial markets or market activity that may affect our business;
●	changes in the ability, or perception thereof, of the U.S. government to meet its obligations that may affect the U.S. economy and our business;
●	performance of financial markets affecting the fair value of our investments or making it difficult to determine the value of our investments;
●	changes in requirements or accounting policies and practices that may be adopted by our regulatory agencies, the governments of states in which we are domiciled, the FASB, the SEC, the PCAOB or the NYSE that may affect our business;
●	changes in laws or government regulations affecting the financial services industry, the property and casualty insurance industry, the workers' compensation insurance industry or particular insurance lines underwritten by our subsidiaries;
●	the effect on our insureds, particularly the insurance needs of our insureds, and our loss costs, of changes in the healthcare delivery system and/or changes in the U.S. political climate that may affect healthcare policy or our business;

●	consolidation of our insureds into or under larger entities which may be insured by competitors, or may not have a risk profile that meets our underwriting criteria or which may not use external providers for insuring or otherwise managing substantial portions of their liability risk;
●	the effect of cyclical insurance industry trends on our underwriting, including demand and pricing in the insurance and reinsurance markets in which we operate;
●	uncertainties inherent in the estimate of our loss and loss adjustment expense reserve and reinsurance recoverable;
●	changes in the availability, cost, quality or collectability of insurance/reinsurance;
●	the results of litigation, including pre- or post-trial motions, trials and/or appeals we undertake;
●	effects on our claims costs from mass tort litigation that are different from that anticipated by us;
●	allegations of bad faith which may arise from our handling of any particular claim, including failure to settle;
●	loss or consolidation of independent agents, agencies, brokers or brokerage firms;
●	changes in our organization, compensation and benefit plans;
●	changes in the business or competitive environment may alter or limit the effectiveness of our business strategy and impact our revenues;
●	our ability to retain and recruit senior management and other qualified personnel;
●	the availability, integrity and security of our technology infrastructure and that of our third-party providers, including any susceptibility to cyber-attacks which might result in a loss of information, operating capability or actual monetary loss;
●	the impact of new systems or systems consolidation on our information technology infrastructure;
●	the impact of machine learning and artificial intelligence on the insurance industry as well as on certain risks we insure;
●	the impact of a catastrophe, natural or man-made, including a pandemic event, as it relates to our business and insurance operations, investment results and our insured risks;
●	the impact of a catastrophic man-made event, such as acts of terrorism, acts of war and civil and political unrest;
●	the effects of terrorism-related insurance legislation and laws;
●	guaranty funds and other state assessments;
●	our ability to achieve growth through expansion into new markets or through acquisitions or business combinations;
●	changes to the ratings assigned by rating agencies to our holding company or insurance subsidiaries, individually or as a group;
●	provisions in our charter documents, Delaware law and state insurance laws may impede attempts to replace or remove management or may impede a takeover;
●	state insurance restrictions may prohibit assets held by our insurance subsidiaries, including cash and investment securities, from being used for general corporate purposes; and
●	taxing authorities can take exception to our tax positions and cause us to incur significant amounts of legal and accounting costs and, if our defense is not successful, additional tax costs, including interest and penalties.
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

PART I
ITEM 1. BUSINESS
Overview
ProAssurance Corporation is a holding company for property and casualty insurance companies. For the year ended December 31, 2023, our net premiums written totaled $1.0 billion, and at December 31, 2023 we had total assets of $5.6 billion and $1.1 billion of shareholders' equity.
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
Our executive offices are located at 100 Brookwood Place, Birmingham, Alabama 35209 and our telephone number is (205) 877-4400. Our stock trades on the NYSE under the symbol “PRA.” Our website is www.proassurancegroup.com, and we maintain a dedicated Investor Relations section on that website (investor.proassurance.com) to provide resources for investors and others seeking to learn more about us.
As part of our disclosure, through the Investor Relations section of our website, we provide access to our annual report on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K and all other public SEC filings as soon as reasonably practicable after the report is electronically filed with, or furnished to, the SEC. These SEC filings can be found on our website at investor.proassurance.com/Docs. This section of our website also includes information regarding stock trading by corporate insiders by providing access to SEC Forms 3, 4 and 5 when they are filed with the SEC. In addition to federal filings on our website, we make available other documents that provide important additional information about our financial condition and operations. Documents available on our website include the financial statements we file with state regulators (compiled under SAP as required by regulation), news releases that we issue, a listing of our investment holdings and certain investor presentations. The Governance section of our website provides copies of the charters for our governing committees and many of our governing policies. Printed copies of these documents may be obtained from our Investor Relations department, either by mail at P.O. Box 590009, Birmingham, Alabama 35259-0009, or by telephone at (205) 877-4400 or (800) 282-6242.
Our History
We were incorporated in Delaware in 2001 as the successor to Medical Assurance, Inc, in conjunction with its merger with Professionals Group, Inc. ProAssurance has a history of growth through acquisitions; the most recent and significant of which was the acquisition of NORCAL Insurance Company on May 5, 2021. We believe NORCAL has contributed value to our customers and enhanced our culture. Further, NORCAL has expanded our product capabilities with broader geographical scale and efficiencies, supporting a nationwide platform that aligns with our long-term goal of delivering value to our customers and stakeholders."

Our Strategy
Our long-term goal is to generate an attractive long-term total return for our shareholders while focusing on our culture and people. The basic components of our strategy for achieving this objective are as follows:
•Pursue profitable underwriting opportunities. We emphasize profitability, not market share, and our long-term objective is to achieve a consistent level of underwriting profit over the various economic and insurance cycles. Key elements of our approach are adhering to disciplined underwriting principles, including prudent risk selection, adequate pricing and product structure, as well as adjusting our business mix as necessary to effectively utilize capital and achieve long-term profit objectives.
•Focus on culture and people. Through a unifying culture, we strive to be the Employer of Choice by attracting, retaining and developing a diverse group of team members who embody our Mission, Vision and Values. We are committed to ensuring a supportive and safe environment for all team members, that fosters an inclusive workplace where variety of thought, creativity and innovation fuel team member engagement and ultimately increases shareholder return. See further discussion on our team members and culture within this section under the heading "Human Capital Resources."
•Provide specialized healthcare-centric expertise and thought leadership to meet the evolving demands in the healthcare and medical technology markets. We provide traditional liability products and services to both markets. We also leverage our national geographic footprint, broad product spectrum, expertise and financial strength to provide innovative and customized products to address the changing needs of customers in those dynamic markets.
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
•Focus on innovation to achieve operational excellence. We are committed to the pursuit of continuous improvement through careful and constant examination of our business processes which will allow us to improve our competitive position through operational excellence and productivity gains. This is accomplished through leveraging technology and data to improve efficiency, accuracy and business outcomes.
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
Organization and Segment Information
We operate through multiple insurance organizations and report our financial results in four segments which are based on our internal management reporting structure for which financial results are regularly evaluated by our CODM to determine resource allocation and assess operating performance: Specialty P&C, Workers' Compensation Insurance, Segregated Portfolio Cell Reinsurance and Corporate. Additional information on ProAssurance's four operating and reportable segments is included in Note 16 of the Notes to Consolidated Financial Statements and in the segment discussions that follows.

During the third quarter of 2023, we reorganized the financial results evaluated by our CODM as a result of our decision to no longer participate in Syndicate 1729 (see discussion that follows under the heading "Lloyd's Syndicates"). As such, we changed our operating and reportable segments to align with how our CODM currently oversees the business, allocates resources and evaluates operating performance. As a result, we now report the underwriting results from our participation in Lloyd’s Syndicates in our Specialty P&C segment and the investment results of assets solely allocated to our Lloyd's Syndicate operations and U.K. income taxes in our Corporate segment. See further information regarding the segment reorganization in Note 16 of the Notes to Consolidated Financial Statements.
Gross Premiums Written
Gross premiums written for the years ended December 31, 2023, 2022 and 2021 were comprised as follows:

	Year Ended December 31
($ in thousands)	2023		2022		2021
Specialty P&C (1)	$835,430	77%	$856,861	78%	$719,478	75%
Workers' Compensation Insurance	246,857	23%	247,132	22%	240,546	25%
Segregated Portfolio Cell Reinsurance (2)	70,259	7%	78,937	7%	71,850	8%
Inter-segment revenues (2)	(70,267)	(7%)	(78,937)	(7%)	(71,850)	(8%)
Total	$1,082,279	100%	$1,103,993	100%	$960,024	100%
(1) Primarily comprised of twelve month term policies.
(2) Premiums in our Segregated Portfolio Cell Reinsurance segment are assumed from either our Workers' Compensation Insurance or Specialty P&C segments. We eliminate this inter-segment revenue.
Additional detailed information regarding premium by individual product type within each of our insurance segments is provided in Item 7, Management's Discussion and Analysis, in the Results of Operations section, under the headings "Premiums Written" or "Premiums."
Our insurance exposures are primarily within the U.S. In our Specialty P&C segment, we had net written premium of $38.1 million in 2023, $39.2 million in 2022 and $37.5 million in 2021 associated with international insurance exposures, primarily related to our strategic partnership with a medical professional liability insurer and, to a lesser extent, exposures from our participation in Lloyd's Syndicates 1729 and 6131.
Specialty Property and Casualty Segment
Our Specialty P&C segment focuses on professional liability insurance and medical technology liability insurance. Professional liability insurance is primarily offered to healthcare providers and institutions and, to a lesser extent, to attorneys and their firms. Medical technology liability insurance is offered to medical technology and life sciences companies that manufacture or distribute products including entities conducting human clinical trials. As previously discussed, we reorganized our segment reporting in the third quarter of 2023. As a result, the underwriting results from our participation in Syndicate 1729 and Syndicate 6131 at Lloyd's London which were previously reported in a separate segment are now reported in our Specialty P&C segment. We normally report results from our involvement in Lloyd's Syndicates on a quarter lag, except when information is available that is material to the current period.
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

Our custom alternative risk solutions include loss portfolio transfer programs for healthcare entities who, most commonly, are exiting a line of business, and assumed reinsurance for healthcare entities who, most commonly, are changing an insurance approach or simply looking for a more tailored solution for transferring risk. Our assumed reinsurance is primarily comprised of premiums assumed on a quota share basis from our strategic partnership with an international medical professional liability insurer. Our custom alternative risk solutions also include a turnkey captive solution whereby we cede all or a portion of the healthcare premium, net of reinsurance, to three SPCs of our wholly owned Cayman Islands reinsurance subsidiary, Inova Re, which is reported in our Segregated Portfolio Cell Reinsurance segment. Each SPC is owned, fully or in part, by an individual company, agency, group or association, and we currently have a 25% participation interest in the results of one of the SPCs. See further discussion that follows under the heading "Segregated Portfolio Cell Reinsurance Segment." The portion not ceded to the SPCs is retained within our Specialty P&C segment. Total gross premiums written in this segment in our alternative market captive cell program were approximately $6.7 million, $11.8 million and $8.1 million during 2023, 2022 and 2021, respectively.
We utilize independent agencies and brokers as well as an internal business development team to write our HCPL business. For the year ended December 31, 2023, approximately 80% of our HCPL gross premiums written were produced through independent insurance agencies or brokers. The agencies and brokers we use typically sell through healthcare insurance specialists who are able to convey the factors that differentiate our professional liability insurance products. In 2023, our ten largest agents or brokers produced approximately 30% of our HCPL premium; individually, no one agency or broker produced more than 9% of our HCPL premium.
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
We also provide professional liability coverage to attorneys and their firms in select areas of practice, which is a part of our Small Business Unit. Our legal professional liability coverage accounts for approximately 2% of our 2023 gross premiums written. This business offers errors and omissions liability insurance policies for law firms engaged in the private practice of law. The program generally insures solo practitioners and smaller firms; almost all of our insured attorneys are members of a firm employing five or fewer attorneys. The areas of practice of our insured firms include plaintiff, real estate, criminal defense and general corporate law. The program does not insure firms practicing in areas that are considered high hazard such as securities and intellectual property law.
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

Medical Technology and Life Sciences Insurance
Our Medical Technology Liability business offers products-completed operations and errors and omissions liability coverage for medical technology and life sciences companies. The vast majority of these insureds and the products they manufacture and/or distribute are regulated by the U.S. Food and Drug Administration or similar regulatory authorities in foreign jurisdictions. The products we insure cover a broad array of medical devices and pharmaceuticals including, but not limited to, infusion systems, operating room surgical instruments and disposables, laboratory equipment and supplies, in vitro diagnostic test kits and instruments, patient mobility aids, respiratory and anesthesia products, cardiovascular devices, vaccines or cancer therapeutics, laser surgical instruments, non-invasive diagnostic imaging systems, orthopedic implants and human and veterinary branded and generic drugs. We provide coverage for commercialized products and all phases of clinical trials. Our products-completed operations and errors and omissions liability coverage offerings are provided on both a primary or excess basis.
Underwriting analysis for Medical Technology Liability contemplates many factors including, but not limited to, the product's risk profile, loss history, the amount of coverage being sought, level of the insured's retention, policy limits, applicant's management experience, regulatory compliance record and volume of sales. Almost all of our Medical Technology Liability business is written through independent brokers. In 2023, our top ten largest brokers generated approximately 47% of our Medical Technology Liability gross written premium, with no one broker representing more than 13%. We work with licensed property and casualty insurance brokerages across the country and do not require an appointment except where required by law. We defend our Medical Technology Liability claims vigorously, with a negotiated settlement being the most frequent means of resolution.
Lloyd's Syndicates
Our Lloyd's Syndicates business includes the results from our participation in Syndicate 1729 and Syndicate 6131 at Lloyd's of London (approximately 2% of our 2023 gross premiums written). For the 2023 underwriting year, our participation in the results of Syndicate 1729 was unchanged from the 2022 underwriting year at 5%. For Syndicate 6131, we ceased participation beginning with the 2022 underwriting year and due to the quarter lag, was not reflected in our results until the second quarter of 2022.
We have also provided capital to Syndicate 1729 at Lloyd's of London to support our previous participation in underwriting years that remain open. Effective September 2023, we elected to discontinue our participation in the results of Syndicate 1729 beginning with the 2024 underwriting year. The results from our participation in Syndicate 1729 from open underwriting years prior to 2024 will continue to earn out pro rata over the entire policy period of the underlying business. Due to the quarter lag, our ceased participation in Syndicate 1729 will begin to be reflected in our results in the second quarter of 2024.
Workers' Compensation Insurance Segment
Our Workers' Compensation Insurance segment offers workers' compensation products primarily in 19 core states in the East, South and Midwest regions of the continental U.S. Our Workers' Compensation Insurance segment consists of two major business activities:
•Traditional workers' compensation insurance coverages provided to employers, generally those with 1,000 employees or less. Types of policies offered include guaranteed cost policies, policyholder dividend policies, retrospectively-rated policies and deductible policies.
•Alternative market workers' compensation solutions provided to individual companies, agencies, groups or associations. The workers' compensation premium written is 100% ceded to either the SPCs at Inova Re, which are reported in our Segregated Portfolio Cell Reinsurance segment, or captive insurers unaffiliated with ProAssurance for two programs. Alternative market solutions include program design, fronting, claims administration, risk management, SPC rental, asset management and SPC management services. Of our total alternative market premiums written, approximately 93% in 2023 and 2022 was ceded to the SPCs at Inova Re.
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

We actively seek to reduce our workers' compensation loss costs by placing a concentrated focus on returning injured workers to wellness and the dignity of work as quickly as possible. We emphasize early intervention and aggressive disability management, utilizing in-house and third-party specialists for case management, including medical care and cost management. Strategic vendor relationships have been established to reduce medical claim costs and include preferred provider, physical therapy, prescription drug and catastrophic medical services.
Segregated Portfolio Cell Reinsurance Segment
Our Segregated Portfolio Cell Reinsurance segment includes the results (underwriting profit or loss, plus investment results, net of U.S. federal income taxes) of SPCs at Inova Re and Eastern Re, our Cayman Islands SPC operations. Each SPC is owned, fully or in part, by an individual company, agency, group or association and the results of the SPCs are attributable to the participants of that cell. We participate to a varying degree in the results of certain SPCs and, for the SPCs in which we participate, our participation interest ranges from a low of 15% to a high of 85% as of December 31, 2023. Each SPC is operated solely for the benefit of its cell participants, and the pool of assets of one SPC are statutorily protected from the creditors of any other SPC. The results of the SPCs are allocated among the cell participants in accordance with the terms of the cell agreements. SPC results attributable to external cell participants are reflected as an SPC dividend expense (income) in our Segregated Portfolio Cell Reinsurance segment. In addition, the Segregated Portfolio Cell Reinsurance segment includes the investment results of the SPCs as the investments are solely for the benefit of the cell participants. The segment results also reflect our share of the results of the SPCs in which we participate. The SPCs assume workers' compensation insurance, healthcare professional liability insurance or a combination of the two from our Workers' Compensation Insurance and Specialty P&C segments.
The underwriting, marketing and distribution of policies written in alternative market programs are the same as that of the segment from which the policy was assumed: Workers' Compensation Insurance or Specialty P&C segments.
Corporate Segment
Our Corporate segment includes our investment operations excluding those reported in our Segregated Portfolio Cell Reinsurance segment. In addition, this segment includes corporate expenses, interest expense, U.S. and U.K. income taxes and non-premium revenues generated outside of our insurance entities. As previously discussed under the heading "Organization and Segment Information," we reorganized our segment reporting in the third quarter of 2023. As a result, the investment results of assets solely allocated to our Lloyd's Syndicate operations and U.K. income taxes which were previously reported in our Lloyd’s Syndicates segment are now reported in our Corporate segment. We apply a consistent management strategy to the entire investment portfolio managed at the corporate level. Accordingly, we report those investment results and net investment gains and losses within our Corporate segment. Our overall investment strategy is to maximize current income from our investment portfolio while maintaining appropriate credit risk, liquidity, duration, portfolio diversification and capital efficiency. The portfolio is generally managed by professional third-party asset managers whose results we monitor and evaluate. The asset managers typically have the authority to make investment decisions within the asset classes they are responsible for managing, subject to our investment policy and oversight, including a requirement that available-for-sale securities in a loss position cannot be sold without specific authorization from us. See Note 3 of the Notes to Consolidated Financial Statements for more information on our investments.
Competition
The marketplace for all our lines of business is very competitive. Within the U.S., our competitors are primarily domestic insurance companies ranging from large national insurers whose financial strength and resources may be greater than ours to smaller insurance entities that concentrate on a single state and as a result have an extensive knowledge of the local markets, or smaller unrated organizations who are targeting growth aggressively in multiple jurisdictions. Further, in many instances the coverage we offer is also offered through mutual entities whose ROE objectives may be lower than ours, and thus may be able to price their products more aggressively given current levels of excess capital. Additionally, there are many providers, domestic and international, of alternative risk management solutions. Competitive distinctions include pricing, size, name recognition, service quality, market commitment, market conditions, breadth and flexibility of coverage, method of sale, financial stability, ratings assigned by rating agencies and regulatory conditions.

The healthcare environment in the U.S. is continuing to consolidate, which brings competitive challenges and opportunities to our largest segment, the Specialty P&C segment. This consolidation initially took the form of hospitals acquiring physician practices and later the growth of physician groups owned by outside investors. As these trends continue most physicians no longer practice medicine as owners of an independent practice. Healthcare delivery settings are changing with the growth of retail delivery by allied healthcare professionals as well as physicians practicing in distributed clinics, pharmacies, large consumer stores and online. These larger commercial enterprises have differing risk management needs from those in the traditional small physician practices. As such, we have enhanced our coverage offerings to fit the needs of combined hospital/physician entities, multi-state medical groups, telemedicine companies, miscellaneous facilities, allied healthcare professionals and self-insured entities even as we continue to service that portion of the market maintaining more traditional practice structures. Our SPCs at Inova Re can provide a unique captive solution for some insureds which are large enough to have credible claims data, yet too small to have their own captive arrangement.
The workers’ compensation industry is highly competitive in the geographic markets in which we operate. New business opportunities, renewal pricing and retention continue to be a challenge as a result of intense competition, especially from multi-line insurers that appear to be willing to underprice their workers’ compensation products in order to gain access to write other coverages that may be more lucrative and we expect this trend to continue in 2024. We believe our product offerings allow us to provide flexibility in offering workers’ compensation solutions to our customers at a competitive price. In addition, we believe that our claims handling and risk management services are attractive to our customers and provide us with a competitive advantage even when our pricing is higher than our competitors.
For all of our business, we recognize the importance of providing our products at competitive rates, and we believe that we price our products at rates that will permit us to meet our long-term profit targets over the life of the insurance cycle. We base our rates on current loss projections, maintaining a long-term focus even when this approach may reduce our top line growth. Such loss projections could also result in us not meeting profit targets during certain phases of the insurance cycle. We believe that our size, reputation for effective claims management, unique customer service focus, multi-state presence and broad spectrum of coverages offered provides us with competitive advantages, even as the needs of our insureds change.

Rating Agencies
Our claims paying ability is regularly evaluated and rated by two major rating agencies: AM Best and Fitch. In developing their claims paying ratings, these agencies make an independent evaluation of an insurer’s ability to meet its obligations to policyholders. The following table presents the claims paying ratings of our insurance subsidiaries as of February 27, 2024.

Rating Agency (1)
	AM Best (www.ambest.com)	Fitch (www.fitchratings.com)
ProAssurance Indemnity Company, Inc. (2)	A (Excellent)	A- (Strong)
ProAssurance Specialty Insurance Company	A (Excellent)	A- (Strong)
ProAssurance Insurance Company of America	A (Excellent)	A- (Strong)
Medmarc Casualty Insurance Company	A (Excellent)	A- (Strong)
NORCAL Insurance Company	A (Excellent)	NR
NORCAL Specialty Insurance Company	A (Excellent)	NR
Medicus Insurance Company	A (Excellent)	NR
FD Insurance Company	A (Excellent)	NR
Preferred Physician Medical RRG, a Mutual Insurance Company	A (Excellent)	NR
ProAssurance American Mutual, A RRG	A (Excellent)	NR
Allied Eastern Indemnity Company	A (Excellent)	A- (Strong)
Eastern Advantage Assurance Company	A (Excellent)	A- (Strong)
Eastern Alliance Insurance Company	A (Excellent)	A- (Strong)
Eastern Re Ltd., SPC	NR	NR
Inova Re Ltd., SPC	NR	NR
Lloyd's Syndicate 1729 (3)	A (Excellent)	AA- (Strong)
(1) NR indicates that the subsidiary has not been rated by the listed rating agency.
(2) Effective December 31, 2023, ProAssurance Casualty Company merged into ProAssurance Indemnity Company, Inc.
(3) Rating provided is the rating applicable to all Lloyd's syndicates.
Our ability to service current debt and potential debt is regularly evaluated and rated by two rating agencies: AM Best and Fitch. These debt ratings reflect each agency’s independent evaluation of our ability to meet our obligation to holders of our debt, if any, and are as follows:
•AM Best: "A+" with a stable outlook
•Fitch: "BBB-" with a stable outlook
While debt ratings may be of greater interest to investors than our claims paying ratings, these ratings are not evaluations of our equity securities nor a recommendation to buy, hold or sell our equity securities.

Insurance Regulatory Matters
We are subject to regulation under the insurance and insurance holding company statutes of various jurisdictions, including the domiciliary states of our insurance subsidiaries and other states in which our insurance subsidiaries do business. Our insurance subsidiaries are primarily domiciled in the U.S. Our states of domicile include Alabama, California, Florida, Illinois, Missouri, Pennsylvania, Texas and Vermont. Our foreign jurisdictions include our reinsurance operations based in the Cayman Islands and, through our participation in Lloyd's Syndicates, our insurance and reinsurance operations based in the U.K. that we support.
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
Insurance Regulation Concerning Cybersecurity and Data Privacy
In March 2017, the New York Cybersecurity Regulation took effect for financial institutions, insurers and other companies regulated by the NYDFS. The intent of the regulation is to encourage the protection of consumer information, as well as the technology systems of NYDFS regulated entities. The regulation was subsequently amended, with the most recent changes being adopted effective November 1, 2023. In similar efforts, the NAIC adopted the Insurance Data Security Model Law in October 2017, which created rules for insurers, agents and other licensed entities. The data security laws require an information security program based on an ongoing risk assessment, overseeing third-party service providers, investigating data breaches and notifying regulators of a cybersecurity event.
In May 2018, the European Union implemented the GDPR, designed to protect data privacy of individuals within the European Union and the EEA. In June 2018, California adopted the California Consumer Privacy Act of 2018, which, like the GDPR, provided comprehensive data privacy protections to California residents. These data privacy laws establish numerous consumer rights, such as the right to be notified of privacy practices and the right to know, delete, or correct certain personal information.

Each of the domiciliary states of our insurance subsidiaries and affiliates, excluding Missouri, has enacted data security or data privacy laws. Within the past few years, the following domiciliary states of our insurance subsidiaries and affiliates have enacted or amended data security or data privacy laws:
•Alabama enacted the Insurance Data Security Law, effective May 1, 2019.
•California enacted the California Consumer Privacy Act of 2018, effective January 1, 2020, and the California Privacy Rights Act of 2020, effective January 1, 2023. The CPRA amends and expands the CCPA.
•The District of Columbia enacted the Security Breach Protection Amendment Act of 2020, effective June 17, 2020.
•Florida enacted the Florida Digital Bill of Rights, which will be effective July 1, 2024.
•Illinois amended its Personal Information Protection Act, effective January 1, 2020, and enacted the Insurance Data Security Law, effective January 1, 2024.
•Pennsylvania enacted the Insurance Data Security Law, effective December 11, 2023.
•Texas enacted the Texas Data Privacy and Security Act, which will be effective July 1, 2024.
•Vermont amended its Security Breach Notice Act, effective July 1, 2020, and enacted the Vermont Insurance Data Security Law, effective January 1, 2023.
We expect that, over time, additional states, will either adopt the NAIC's Insurance Data Security Model Law or enact their own data security regulations. Moreover, we expect to see privacy laws similar to the CCPA to be enacted in other states, including Missouri where we are domiciled, as previously discussed. We do not expect compliance with the various data security or data privacy acts to have a material impact on our financial condition or results of operations, as they closely resemble the NAIC Model Law, the NYDFS Cybersecurity Regulations and the CCPA.
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
Risk-Based Capital and Risk Assessment
In order to enhance the regulation of insurer solvency, each state of domicile in accordance with an NAIC-defined formula specifies risk-based capital requirements for property and casualty insurance companies. At December 31, 2023, the Company estimates that all of ProAssurance’s insurance subsidiaries will exceed the minimum required risk-based capital levels.

In late 2010, the NAIC adopted the Model Holding Co. Law. The Model Holding Co. Law, as compared to previous NAIC guidance, increases regulatory oversight of and reporting by insurance holding companies, including reporting related to non-insurance entities, and requires reporting of risks affecting the holding company group. Additionally, in 2012 the NAIC adopted ORSA, which requires insurers to maintain a framework for identifying, assessing, monitoring, managing and reporting on the “material and relevant risks” associated with the insurer's (or insurance group's) current and future business plans. ORSA requires larger insurers, generally those with annual written premium volume greater than $1 billion as a group or $500 million as an individual insurer, to file an internal assessment of solvency with insurance regulators annually beginning in 2015. Although no specific capital adequacy standard is currently articulated in ORSA, it is possible that such standard will be developed over time. The Model Holding Co. Law and ORSA will be binding only if adopted by state legislatures and/or state insurance regulatory authorities and actual regulations adopted by any state may differ from that adopted by the NAIC. As of December 31, 2023, all states have adopted the Model Holding Co. Law and 49 states have adopted ORSA. Due to our written premium volume for the year ended December 31, 2022, ProAssurance filed its first internal assessment of solvency under the ORSA criteria during 2023.
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
Assessment Funds
Admitted insurance companies are required to be members of guaranty associations which administer state guaranty funds. To fund the payment of claims (up to prescribed limits) against insureds of insurance companies that become insolvent, these associations levy assessments on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the covered lines of business in that state. Maximum assessments permitted by law in any one year generally vary between 1% and 2% of annual premiums written by a member in that state, although state regulations may permit larger assessments if insolvency losses reach specified levels. Some states permit member insurers to recover assessments paid through surcharges on policyholders or through full or partial premium tax offsets, while other states permit recovery of assessments through the rate filing process. In recent years, participation in guaranty funds has not had a material effect on our results of operations.
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
In June 2012, Congress passed the Biggert-Waters Bill, which provided for a five-year renewal of the NFIP and, among other things, authorized the Federal Emergency Management Agency to carry out initiatives to determine the capacity of private insurers, reinsurers, and financial markets to assume a greater portion of the flood risk exposure in the U.S. and to assess the capacity of the private reinsurance market to assume some of the program’s risk. In August 2017, the President of the U.S. signed an executive order revoking the establishment of a federal flood risk management standard. In November 2017, the U.S. House of Representatives adopted a bill to reauthorize the NFIP for five years and implement several reforms, including provisions designed to spur additional private insurer involvement in covering flood risk, but the U.S. Senate has yet to vote on the measure. Due to the 2017 hurricane season, Congress adopted a short-term extension to fund the NFIP which has subsequently received multiple short-term extensions and currently expires on March 8, 2024. We cannot predict whether the proposals will be adopted or extended or what impact, if any, subsequently enacted laws might have on our business, financial condition or results of operations.
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
We are committed to facilitating and fostering team member engagement. To support those objectives, we conduct quarterly “Pulse” surveys that gain real-time feedback from our team members on key issues. In addition, in 2023 we participated in the Best Companies Group's best places to work survey program and we proudly received the best places designation in several of our operating states including Alabama, Pennsylvania and Tennessee. We regularly monitor and evaluate turnover metrics to ensure we are responsive to the evolving, competitive market for top talent.
Some examples of key programs and initiatives that are focused on attracting, developing and retaining our diverse workforce include:
•Diversity, Equity and Inclusion - To advance our commitment to fostering a diverse, inclusive and equitable workplace, our Diversity, Equity and Inclusion Council, comprised of team members from across the organization and supported by a Diversity, Equity and Inclusion Program Manager, focused on four key strategic areas, including:
◦grow team member and management education and awareness;
◦support the continued formation of Team Member Engagement Groups;
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
•Team Member Health and Welfare - We recognize the importance of a comprehensive benefits strategy to support the unique needs of all team members. During our 2023 benefits open enrollment process, we expanded voluntary benefit program offerings to better address the unique needs of all of our team members as well as added an additional paid holiday each year beginning in 2024.
•Flexible Workplace - The majority of our team members are either fully-remote or working in a flexible work arrangement that supports healthy work-life balance while capitalizing on opportunities to bring team members together to foster relationships, fuel innovation and facilitate engagement.
ProAssurance Corporation and our subsidiaries are equal opportunity employers and we do not discriminate either directly or indirectly against employees or prospective employees on the basis of race, color, religion, sex, sexual preference/orientation, citizenship, marital status, veteran status, national origin, age or disability, or any other attribute protected by applicable law or regulation. At December 31, 2023, we had 1,094 employees, none of whom were represented by a labor union. We consider our employee relations to be good.

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
Management Risk Oversight
We have a risk management framework that recognizes the risks inherent in our operating segments as well as the risks associated with the operations of our holding company that is overseen by our Chief Executive Officer. The risk management process is managed by corporate executives in each line of business who are responsible for our key risk areas, including adequacy of loss reserves; defense of claims and the litigation process; the quality of investments supporting our reserves and capital; compliance with regulatory and financial reporting requirements; concentration in our insurance lines of business; and information privacy and data security. Our Chief Executive Officer and members of executive management are responsible for identifying material risks associated with these and other risk areas and for establishing and monitoring risk management solutions that address levels of risk appetite and risk tolerance that are recommended by management and reviewed by our Board. Our Internal Audit department is responsible for reviewing and testing these risk management solutions.
Board of Directors Role in Risk Oversight
Our Board is responsible for ensuring that our ERM process is in place and functioning. It reviews the ERM process established by management and monitors the functioning of the process, including management’s assessment of the most significant enterprise-level risks identified in the ERM process.
Our Audit Committee has the primary oversight responsibility for risks relating to financial reporting and cybersecurity. We have established lines of communication between our Audit Committee, our independent auditor, internal auditor and management that enable our Audit Committee to perform its oversight function.

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
2. Financial
3. Regulatory and Compliance
4. Operational
5. Technology, Data Security and Privacy.
Any factor described in this report could by itself, or together with one or more other factors, have a negative effect on our business, results of operations, liquidity and/or financial condition. There may be factors not described in this report that could also cause results to differ from our expectations.
Insurance
Insurance market conditions may alter or limit the effectiveness of our current business strategy and impact our revenues.
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
The insurance and reinsurance markets have historically been cyclical, characterized by extended periods of intense price competition and other periods of reduced capacity. The medical professional liability market has been particularly affected by these cycles. Underwriting cycles are driven, among other reasons, by excess capacity available to compete for business. This action drives pricing down. Since the insurance industries in which we operate have a long development period, particularly the medical professional liability industry, prices typically fall too far resulting in poor underwriting results for a period of time. The reaction is then a withdrawal of capacity, reduced availability of coverage offerings and price increases. In past cycles, these actions improve profitability over a few years inviting new capital into the market again which causes the cycle to repeat. Events other than price can also have a material effect on the duration and depth of the underwriting cycles, such as severity spikes, tort reforms, abrupt frequency changes or reinsurance availability. Changes in the frequency and severity of losses may affect the cycles of the insurance and reinsurance markets significantly. During "soft markets" where price competition is high and underwriting profits are poor, growth and retention of business become challenging which may result in reduced premium volume. During the initial stages of "hard markets", premium volumes rise for existing business and retention levels fall. As more carriers enter this action phase, underwriting profits begin to improve, although their achievement may take several years to materialize. As the cycle progresses, opportunities may then be presented to grow profitably at the higher premium levels.

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
The process of estimating loss reserves is complex and highly judgmental. Significant periods of time may elapse between the occurrence of an insured loss, the reporting of the loss by the insured and payment of that loss. Ultimate loss costs, even for claims with similar characteristics, can vary significantly depending upon many factors including but not limited to the nature of the claim, including whether the claim is an individual or a mass tort claim, the personal situation of the claimant or the claimant’s family, the outcome of jury trials, the legislative and judicial climate where the insured event occurred, general economic conditions and, for claims involving bodily injury, the trend of healthcare costs. Consequently, the loss cost estimation process requires actuarial skill and the application of judgment and such estimates require periodic revision. As part of the reserving process, we review the known facts surrounding reported claims as well as historical claims data and consider the impact of various factors such as:
•for reported claims, the nature of the claim and the jurisdiction in which the claim occurred;
•trends in paid and incurred loss development;
•trends in claim frequency and severity;
•emerging economic and social trends;
•trends in healthcare costs for claims involving bodily injury;
•monetary, social and medical inflation and levels of employment; and
•changes in the regulatory, legal and political environment.
The effect of COVID-19 on recent historical trends regarding timing and severity of claims may also impact certain of these factors and our ultimate estimation of losses; however, the extent to which COVID-19 impacts these factors is highly uncertain and cannot be predicted. As a result of COVID-19, the industry has experienced new conditions, including changes in settlement trends due to the effect of the postponement of court cases during the pandemic.

Our reserving process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate, but not necessarily accurate, basis for predicting future events. There is no precise method for evaluating the impact of any specific factor on the adequacy of reserves, and actual results are likely to differ from original estimates. We evaluate our reserves each period and increase or decrease reserves as necessary based on our estimate of future claims payments. An increase to reserves has a negative effect on our results of operations in the period of increase whereas a reduction to reserves has a positive effect on our results of operations in the period of reduction.
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
Both the effects of inflation overall as well as medical inflation could cause the cost of claims to rise in the future. Our loss reserves include assumptions about future payments for settlement of claims and claims handling expenses, such as medical treatments and litigation costs. For our workers' compensation reserves, healthcare wage inflation and medical advancements may also increase the cost of claims. To the extent inflation causes these costs to increase above reserves established for these claims, we will be required to increase our loss reserves with a corresponding reduction in our financial results in the period in which the need for additional reserves is identified.
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
Our principal operating subsidiaries hold favorable claims paying ratings with AM Best and Fitch. Claims-paying ratings are used by agents, brokers and customers as an important means of assessing the financial strength and quality of insurers. If our financial position deteriorates or the rating agencies significantly change the rating criteria that are used to determine ratings, we may not maintain our favorable financial strength ratings from the rating agencies. A downgrade or involuntary withdrawal of any such rating could limit or prevent us from writing desirable business. See previous discussion under the heading "Rating Agencies" for a table presenting the claims paying ratings of our principal insurance operations.
In addition to the evaluation of our claims-paying ability, two rating agencies (AM Best and Fitch) evaluate and rate our ability to service current and potential debt. These debt ratings reflect each agency’s independent evaluation of our ability to meet our obligation to holders of our debt, if any. While these ratings may be of greater interest to investors than our claims paying ratings, these are not ratings of our equity securities nor a recommendation to buy, hold or sell our equity securities. A ratings downgrade could also have a material adverse effect on our liquidity, including the ability to refinance long term debt on favorable terms and potentially limit our access to capital markets. We previously maintained S&P and Moody's ratings for the purpose of issuing registered public debt. In November 2023, we repaid the outstanding balance on our Senior Notes and, as a result, no longer require or receive public ratings from S&P or Moody's. See previous discussion under the heading "Rating Agencies" for additional information on our debt ratings.
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

As a member of the Lloyd's market and a participant in open years of account in certain Lloyd's Syndicates we are subject to certain risks which could affect us.
Prior to the 2024 and 2022 underwriting years, we participated in the results of Syndicate 1729 and Syndicate 6131, respectively. For distribution purposes, Lloyd's of London operates a three year accounting system. At the end of each year of account, the liabilities of the Syndicates are reinsured into the Syndicate's following year of account. As such, we are still exposed to adverse loss development on certain large claims in open years of account in which we participated, primarily catastrophe related losses. Further, we are obligated to maintain FAL to support those open year of accounts and risk-based capital requirements which are assessed periodically by Lloyd's and subject to variation.
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
At December 31, 2023, our receivable from reinsurers on unpaid losses and loss adjustment expenses was $446 million, our receivable from reinsurers on paid losses and loss adjustment expenses was $21 million and our expected credit losses associated with our reinsurance receivables (related to both paid and unpaid losses) were nominal in amount. As of December 31, 2023, no reinsurer, on an individual basis, had an estimated net amount due which exceeded $65 million.
If our businesses do not perform well, we may be required to recognize an impairment of our indefinite lived intangible assets or long-lived assets, which could have a material adverse effect on our results of operations and financial condition.
Indefinite lived intangible assets are evaluated for impairment on an annual basis or upon the occurrence of certain triggering events or substantive changes in circumstances that indicate the asset may be impaired. We review our long-lived assets for impairment when events or changes in circumstances indicate that the carrying value may not be recoverable. If we determine that such assets are impaired, we would be required to write down the asset by the amount of the impairment, with a corresponding charge to net income (loss). Such write downs could have a material adverse effect on our results of operations or financial position.
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
A significant portion of our total assets ($4.3 billion or 77%) at December 31, 2023 are financial instruments whose value can be significantly affected by economic and market factors beyond our control including, among others, the unemployment rate, the strength of the domestic housing market, the price of oil, changes in interest rates and spreads, consumer confidence, investor confidence regarding the economic prospects of the entities in which we invest, corrective or remedial actions taken by the entities in which we invest, including mergers, spin-offs and bankruptcy filings, the actions of the U.S. government and global perceptions regarding the stability of the U.S. economy. Adverse economic and market conditions could cause investment losses or impairment of our securities, which could affect our financial condition, results of operations or cash flows.

At December 31, 2023 approximately 24% of our investment portfolio was invested in mortgage and asset-backed securities. We utilize ratings determined by NRSROs (Moody’s, Standard & Poor’s and Fitch) as an element of our evaluation of the creditworthiness of our securities. The ratings are subject to error by the agencies; therefore, we may be subject to additional credit exposure should the rating be misstated.
Our asset-backed securities are also subject to prepayment risk. A prepayment is the unscheduled return of principal. When rates decline, the propensity for refinancing may increase and the period of time we hold our asset-backed securities may shorten due to prepayments. Prepayments may cause us to reinvest cash proceeds at lower yields than the retired security. Conversely, as rates increase and motivations for prepayments lessen, the period of time over which our asset-backed securities are repaid may lengthen, causing us to not reinvest cash flows at higher available yields.
At December 31, 2023 the fair value of our state/municipal portfolio was $454.4 million (amortized cost basis of $482.4 million). While our state/municipal portfolio had a high credit rating (AA on average), which indicates a strong ability to pay, there is no assurance that there will not be a credit related event which would cause fair values to decline. An economic downturn could lessen tax receipts and other revenues in many states and their municipalities.
In a period of market illiquidity and instability, the fair values of our investments are more difficult to assess, and our assessments may prove to be greater or less than amounts received in actual transactions.
At December 31, 2023 and in accordance with applicable GAAP, we valued 97% of our investments at fair value and the remaining 3% at cost, equity, or cash surrender value. See Notes 1, 2 and 3 of the Notes to Consolidated Financial Statements for additional information.
We determine the fair value of our investments using quoted exchange or over-the-counter prices, when available. At December 31, 2023, we valued approximately 7% of our investments in this manner. When exchange or over-the-counter quotes are not available, we estimate fair values based on broker dealer quotes and various other valuation methodologies, which may require us to choose among various input assumptions and utilize judgment. At December 31, 2023, approximately 84% of our investments were valued in this manner. When markets exhibit significant volatility, there is more risk that we may utilize a quoted market price, broker dealer quote, valuation technique or input assumption that results in a fair value estimate that is either over or understated as compared to actual amounts that would be received upon disposition of the security. At December 31, 2023, approximately 6% of our investments are investment funds which measure fund assets at fair value on a recurring basis and provide us with a NAV for our interest. As a practical expedient, we consider the NAV provided to approximate the fair value of the interest. NAV is provided by the asset managers, and in some cases, estimates are used for valuation and are subject to variations depending on those estimates. Our funds valued at NAV have various redemption requirements and lock-up provisions (see Note 2 of the Notes to Consolidated Financial Statements for further information).
Our ability to issue debt or letters of credit or other types of indebtedness on terms consistent with current debt is subject to market conditions, economic conditions at the time of proposed issuance, results of ratings reviews and the inclusion in certain bond indices of past and future issues. Also, certain of our current debt agreements include financial covenants, and the issuance of debt by one of our insurance subsidiaries requires regulatory approval, both of which may limit or prohibit the issuance of additional debt.
Our amended Revolving Credit Agreement, which expires in April 2028, permits borrowings of up to $300 million and also includes an additional $125 million delayed draw term loan ("Term Loan"). The agreement requires that our consolidated debt to capital ratio (0.28 to 1.0 at December 31, 2023) be 0.35 to 1.0 or less and that we maintain a minimum net worth, excluding AOCI, of at least $912 million which represented 65% of consolidated shareholders' equity, excluding AOCI, determined as of December 31, 2022.
In November 2023, we refinanced our expiring $250 million Senior Notes with a $125 million draw on our amended Revolving Credit Agreement as well as funded the $125 million Term Loan with an interest rate of 5.3% and 5.5%, respectively. See Note 10 of the Notes to Consolidated Financial Statements for additional information. Furthermore, on May 5, 2021, NORCAL Insurance Company, successor to NORCAL Mutual Insurance Company, issued Contribution Certificates, which are due in 2031, to certain NORCAL policyholders in the conversion at a 3.0% interest rate with a principal amount of $191 million. There is no guarantee that additional debt could be issued on similar terms in the future as rates available to us may change due to changes in the economic climate, or shifts in the yield curve may occur, or an increase in our level of debt may result in rating agencies lowering our debt rating.

Our outstanding debt is exposed to fluctuations in interest rates, which could adversely impact our results. We utilize cash flow hedge instruments to mitigate this risk, however our hedge instruments could be ineffective.
We utilize derivative instruments as part of our risk management strategy to reduce the market risk related to fluctuations in future interest rates associated with a portion of our variable-rate debt. In November 2023, we refinanced our expiring $250 million Senior Notes with a $125 million draw on our amended Revolving Credit Agreement as well as funded the $125 million Term Loan, as previously discussed. To manage our exposure to variability in cash flows of forecasted interest payments attributable to variability in the selected base rates on borrowings under both the amended Revolving Credit Agreement and Term Loan, ProAssurance entered into two forward-starting interest rate swap agreements on May 2, 2023, each with an effective date of December 29, 2023 and maturity date of March 31, 2028. See Note 11 of the Notes to Consolidated Financial Statements for additional information.
Our interest rate swaps are designated and qualify as highly effective cash flow hedges. However, there is a possibility that our cash flow hedge instruments may be ineffective. The effectiveness of our cash flow hedges depends on our ability to execute interest renewal terms that mirror the previously contracted swap agreements. If our exposure to interest rate fluctuations exceeds what we are able to hedge against, we could incur significant losses. We assess the effectiveness of our hedge instruments quarterly.
Our provision for income taxes, our recorded tax liabilities and net deferred tax assets, including any valuation allowances, are recorded based on estimates and actual tax amounts may be different than we have estimated, both with regard to amounts recognized and the timing of recognition. Such differences could affect our results of operations or cash flows.
Our provision for income taxes, our recorded tax liabilities and net deferred tax assets, including any valuation allowances, are recorded based on estimates. These estimates require us to make significant judgments regarding a number of factors, including, among others, the applicability of various federal and state laws, the interpretations given to those tax laws by taxing authorities, courts and the Company, the timing of future income and deductions, and our expected levels and sources of future taxable income. Projections about our future operations and taxable income are inherently subject to significant risks, assumptions, estimates and uncertainties and may therefore differ materially from our actual financial results, which could have a material adverse effect on our tax positions. We believe our tax positions, except for our uncertain tax positions, are supportable under current tax laws and that our estimates are prepared in accordance with GAAP. Resolution of uncertain tax positions could result in an actual tax benefit or deduction that is different than we have estimated. Additionally, from time to time, due to changes in economic and/or political conditions, there are changes in tax laws and interpretations of tax laws which could significantly change our estimates of the amount of tax benefits or deductions expected to be available to us in future periods. Changes to our prior estimates in these cases would be reflected in the period changed and could have a material effect on our effective tax rate, financial position, results of operations and cash flows. As the Company has reinsurance operations domiciled in the Cayman Islands, changes in the tax laws of the Cayman Islands as well as the change in U.S. federal tax law as a result of the TCJA regarding outbound cross border affiliate reinsurance could result in the loss of profitability of that business.
We are subject to U.S. federal and various state income taxes as well as U.K. related taxes. We are periodically under examination by federal, state and local authorities regarding income tax matters, and our tax positions could be successfully challenged; the costs of defending our tax positions could be considerable. Our estimate of our potential liability for known uncertain tax positions is reflected in our financial statements. As of December 31, 2023 we had a net deferred tax asset of approximately $186.2 million and a net federal income tax payable of approximately $4.0 million, which included a liability for unrecognized current tax benefits of $4.8 million.
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
Our insurance businesses are subject to extensive regulation by state insurance authorities in each state in which they operate. Regulation is intended for the benefit of policyholders rather than shareholders. In addition to the amount of dividends and other payments that can be made to a holding company by insurance subsidiaries, these regulatory authorities have broad administrative and supervisory power relating to:
•licensing requirements;
•trade practices;
•capital and surplus requirements;
•investment practices; and
•rates charged to insurance customers.
These regulations may impede or impose burdensome conditions on rate changes or other actions that we may desire to take in order to enhance our results of operations. In addition, we may incur significant costs in the course of complying with regulatory requirements. Most states also regulate insurance holding companies like us in a variety of matters such as acquisitions, solvency and risk assessment, changes of control and the terms of affiliated transactions. In addition, rules and regulations have recently been introduced, or are being considered, in the areas of information security and Environmental, Social, and Governance ("ESG"), which may also affect our business.
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
Each state in which we operate has separate insurance guaranty fund laws requiring admitted property and casualty insurance companies doing business within their respective jurisdictions to be members of their guaranty associations. These associations are organized to pay covered claims (as defined and limited by the various guaranty association statutes) under insurance policies issued by insurance companies that have become insolvent. Most guaranty association laws enable the associations to make assessments against member insurers to obtain funds to pay covered claims after a member insurer becomes insolvent. These associations levy assessments (up to prescribed limits) on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the covered lines of business in that state. Maximum assessments generally vary between 1% and 2% of annual premiums written by a member in that state. Some states permit member insurers to recover assessments paid through surcharges on policyholders or through full or partial premium tax offsets, while other states permit recovery of assessments through the rate filing process. We had no significant guaranty fund recoupments or assessments in 2023, 2022 or 2021. Our practice is to accrue for insurance insolvencies when notified of assessments. We are not able to reasonably estimate assessments or develop a meaningful range of possible assessments prior to notice because the guaranty funds do not provide sufficient information for development of such estimates or ranges.
Certain states in which we write workers’ compensation insurance have established administrative and/or second injury funds that levy assessments against insurers that write business in their state. The assessments are generally based on an insurer’s proportionate share of premiums or losses in a particular state, and the assessment rate can vary from year to year.
Risk pooling mechanisms have been established in certain states that offer insurance coverage to individuals or entities who are otherwise unable to purchase coverage from private insurers. Authorized property and casualty insurers in these states are generally required to share in the underwriting results of these pooled risks, which are typically adverse. Should our mandatory participation in such pools be increased or if the assessments from such pools increased, our results of operations and financial condition would be negatively affected, although that was not the case in 2023, 2022 or 2021.
Provisions in our charter documents, Delaware law and state insurance law may impede attempts to replace or remove management or may impede a takeover, which could adversely affect the value of our common stock.
Our certificate of incorporation, bylaws and Delaware law contain provisions that may have the effect of inhibiting a non-negotiated merger or other business combination. As of December 31, 2023, we currently have no preferred stock outstanding. In addition, our Corporate Governance Principles provide that the Board, subject to its fiduciary duties, will not issue any series of preferred stock for any defense or anti-takeover purpose, for the purpose of implementing any stockholders rights plan, or with features intended to make any acquisition more difficult or costly without obtaining stockholder approval. However, because the rights and preferences of any series of preferred stock may be set by the Board in its sole discretion, the rights and preferences of any such preferred stock may be superior to those of our common stock and thus may adversely affect the rights of the holders of common stock.
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
The Company carefully adheres to NYSE and SEC requirements as the loss of trading privileges on the NYSE or an SEC enforcement action could have a significant financial impact on the Company. Failure to comply with various SEC reporting and record keeping requirements could result in a decline in the value of our stock or a decline in investor confidence which could directly impact our ability to efficiently raise capital. Failure to adhere to NYSE requirements, including the recent requirement around recovery of erroneously awarded compensation, could result in fines, trading restrictions or delisting. In addition, we may incur significant costs in the course of complying with NYSE and SEC requirements.
Operational
Our performance is dependent on the business, economic, regulatory and legislative conditions of states where we have a significant amount of business.
Our top five states, Pennsylvania, California, Florida, Alabama and Texas represented 46% of our direct premiums written for the year ended December 31, 2023. Moreover, on a combined basis, Pennsylvania, California and Florida accounted for 34% of our direct premiums written for the year ended December 31, 2023. Unfavorable business, economic or regulatory conditions in any of these states could have a disproportionately greater effect on us than they would if we were less geographically concentrated.
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
Our Board approved a cash dividend policy in September 2011, and we most recently paid a $0.05 per share dividend for the three months ended March 31, 2023. In light of the price range in which our stock traded in the second quarter of 2023, our Board decided to suspend payment of a quarterly cash dividend. Instead, we used available capital to repurchase shares pursuant to the existing share repurchase authorization. Any decision to pay future cash dividends is subject to the Board’s final determination after a comprehensive review of the Company’s financial performance, future expectations and other factors deemed relevant by the Board.
A natural disaster or pandemic event, or closely related series of events, could cause loss of lives or a substantial loss of property or operational ability at one or more of the Company's facilities.
Our disaster preparedness encompasses our Business Continuity Plan, Disaster Recovery Plan, Operations Plan and Pandemic Response Plan. Our disaster preparedness is focused on maintaining the continuity of our data processing and telephone capabilities in the event of a natural disaster or medical event. Our disaster preparedness also allows team members to work remotely in the event of a natural disaster or medical event. Our plans are reviewed during the insurance department examinations of the statutory insurance companies. While we have plans in place to respond to both short- and long-term disaster scenarios, the loss of certain key operating facilities or data processing capabilities could have a significant impact on our operations.
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

Technology, Data Security and Privacy
The operations of the Company are dependent upon the security, integrity and availability of our internal technology infrastructure and that of certain third parties including, but not limited to, the use of cloud-based technology. Any significant disruption of these infrastructures could result in unauthorized access to Company data, reduce our ability to conduct business effectively, or cause economic harm to the Company in the form of lost time, lost business opportunity, actual monetary loss or loss of investor confidence.
The Company is dependent upon its technology infrastructure and that of certain third parties to operate and report financial and other Company information accurately and timely. ProAssurance collects, uses, stores or transmits an increasingly large amount of confidential, proprietary, personal, legally protected, and other information in connection with the operation of our business. Certain third parties or vendors access, process or store data that the Company considers to be sensitive, significant, or legally protected. Therefore, the Company has focused resources on securing and preserving the integrity of its data processing systems and related data (see further discussion that follows in Item 1C "Cybersecurity"). Despite the Company's efforts to ensure the integrity of its systems and those of certain third parties, ProAssurance is increasingly exposed to the risk that its technology infrastructure and that of certain third parties could be subject to cyber-attacks and unauthorized access, such as physical and electronic break-ins or unauthorized tampering. Furthermore, it is impossible to defend against every risk being posed by changing technologies. There is no guarantee that measures taken to date will completely prevent possible disruption, damage or destruction by intentional or unintentional acts or events such as cyber-attacks, viruses, sabotage, human error, system failure or the occurrence of numerous other human or natural events. A breach of IT systems operated by a vendor, customer, or other third-party with whom we conduct business could result in a breach of the Company's data belonging to a third-party for which the Company is responsible, or financial harm in the form of misdirection of payments for valid invoices or other obligations.
Disruption, damage or destruction of any of the Company's systems or data could cause its normal operations to be disrupted, or unauthorized internal or external knowledge or misuse of confidential Company data could occur, all of which could be harmful to the Company from a financial, legal and reputational perspective. Further, delays or difficulties in implementing or integrating new systems or enhancing current systems could cause our normal operations to be disrupted.
In addition, we have migrated certain technology processes and infrastructure to the cloud and, as such, are dependent on cloud-based technology provided by third-parties for certain key aspects of our business and operations. Any disruption of or interference with our use of cloud-based technology could have a material adverse impact on our business and operations.
The development and use of artificial intelligence presents risks and challenges that can impact our business including, but not limited to, posing security risks to our confidential information, proprietary information, and personal data and could damage our reputation or otherwise materially harm our business.
We develop and incorporate artificial intelligence technology in certain of our services and plan to develop and incorporate additional artificial intelligence technology in future services. Issues in the development and use of artificial intelligence, including machine learning, generative artificial intelligence tools and large language models may result in reputational harm, liability or other adverse consequences to our business operations as well as to certain of our insureds.
Our vendors may incorporate generative artificial intelligence tools into their offerings without disclosing this use to us, and the providers of these generative artificial intelligence tools may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection and may inhibit our vendors’ ability to maintain an adequate level of service and experience. If we, our vendors, or our third-party partners experience an actual or perceived breach of privacy or security incident because of the use of artificial intelligence, we may lose valuable intellectual property and confidential information and our reputation and the public perception of the effectiveness of our security measures could be harmed. Further, bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information and intellectual property.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.
None.

ITEM 1C.	CYBERSECURITY
Risk Management & Strategy
As previously discussed under the section titled "Enterprise Risk Management", through our ERM program we have a risk management framework that recognizes the risks inherent in our operating segments as well as the risks associated with the operations of our holding company. This process includes assessing, identifying and managing material risks related to cybersecurity.
ProAssurance's Information Systems Security department, with assistance from third-party security vendors, regularly monitors the Company's systems for indicators of attack or compromise to mitigate the risk of cyberattacks. The Company continually enhances its cyber and information security in order to identify and neutralize emerging threats and improve its ability to prevent, detect and respond to attempts to gain unauthorized access to the Company's data and systems. ProAssurance regularly adds additional security measures to its computer systems and network infrastructure to mitigate the possibility of cybersecurity breaches, including firewalls and penetration testing. The Company encrypts sensitive information and data and utilizes stringent access controls. Team members are required to complete quarterly security training which encompasses a wide range of cybersecurity topics. This training informs all team members of the processes and procedures to follow in the case they encounter a possible cybersecurity threat. This training is reinforced through periodic simulated phishing tests.
The Company also evaluates the integrity and security of the technology infrastructure of certain third parties that access, process or store data that the Company considers to be sensitive, significant, or legally protected. ProAssurance reviews and assesses its third-party providers' cybersecurity controls, as appropriate, and makes changes to the Company's business processes to manage these risks.
Governance
While our Board is responsible for ensuring that our entire ERM process is in place and functioning, our Audit Committee has the primary oversight responsibility for risks relating to cybersecurity. Our Vice President of Information Security regularly attends and presents to our Audit Committee on material cybersecurity risks and mitigating procedures. Our Vice President of Information Security oversees ProAssurance's information security and data privacy programs and is responsible for establishing and implementing our security strategy alongside our General Counsel, to whom the Vice President of Information Security reports directly. Our Vice President of Information Security has been with ProAssurance since 1998 and has over 25 years of IT and cybersecurity experience.
The Company has a formal process in place for identifying, handling and disclosing of material cybersecurity incidents. The Company's Security Oversight Committee ("SOC") includes our Chief Financial Officer, General Counsel, Vice President of Information Security, and representatives from our Internal Audit, Legal, Compliance and Information Systems departments. The purpose of the SOC is to develop and review the Information Security policies, standards and guidelines for the Company that manage Cyber Risk. Furthermore, the Company's Code of Ethics and Conduct explicitly prohibits officers, directors, team members, or other insiders who are subject to the Code from transacting in the Company's stock during a time when such individuals have knowledge of any material undisclosed cybersecurity incident or breach.
Effective July 26, 2023, the SEC finalized rules requiring registrants to disclose material cybersecurity incidents. Per the ruling, any cybersecurity incident deemed to be material shall be disclosed within four business days of materiality determination. The determination of materiality related to cybersecurity incidents is subjective, however, the Company has implemented materiality consideration in its formal process.
All possible cybersecurity incidents are reported to our General Counsel for consideration of materiality. Our General Counsel escalates consideration of materiality to our Chief Executive Officer, Chief Financial Officer and other corporate officers as appropriate. The Company does not utilize any third-party service providers for consideration of materiality for cybersecurity incidents. Upon determination that the Company has experienced a material cybersecurity incident, the Company will disclose the incident within four business days as required by regulation. Our Board is also notified of any material cybersecurity incidents immediately upon determination of materiality.
To date, no risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect the Company. Please refer to Item 1A, Risk Factors under the heading "Technology, Data Security and Privacy" for additional information on our cybersecurity threats.

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

Edward L. Rand, Jr.
Mr. Rand was appointed as our Chief Executive Officer in 2019 and has served as President since 2018. Mr. Rand previously served as Chief Operating Officer, Chief Financial Officer, Executive Vice President and Senior Vice President since joining ProAssurance in 2004. Mr. Rand also has previously served as President of our Medmarc subsidiary from 2016 to 2018. Prior to joining ProAssurance, Mr. Rand was Chief Accounting Officer and Head of Corporate Finance for PartnerRe Ltd. Prior to that time, Mr. Rand served as the Chief Financial Officer of Atlantic American Corporation. (Age 57)

Noreen L. Dishart
Ms. Dishart was appointed as an Executive Vice President in 2020 and has served as our Chief Human Resources Officer since 2015. Ms. Dishart has previously served as Vice President of Human Resources of our Eastern subsidiary for 9 years. Ms. Dishart has over 38 years of experience in Human Resources including positions with Johnson & Johnson/Merck. (Age 60)

Robert D. Francis
Mr. Francis was appointed President of Healthcare Professional Liability and to the Executive Leadership Team in 2023. Mr. Francis began his career in healthcare professional liability insurance at Mutual Assurance Society of Alabama in 1984 and worked for predecessors of ProAssurance until 2004, serving as Chief Underwriting Officer and Chief Operating Officer of the Southern Division. Prior to rejoining ProAssurance, Mr. Francis was Chief Operating Officer of The Doctor’s Company. (Age 61)

Dana S. Hendricks
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
Mr. Lisenby was appointed as an Executive Vice President in 2014 and is also our General Counsel, Corporate Secretary and head of the corporate Legal Department. Mr. Lisenby has previously served as Senior Vice President. Prior to joining ProAssurance, Mr. Lisenby practiced law privately in Birmingham, Alabama. Mr. Lisenby is a member of the Alabama State Bar and the United States Supreme Court Bar and is a Chartered Property Casualty Underwriter. (Age 55)

Karen M. Murphy
Ms. Murphy was appointed President of Life Sciences and to the Executive Leadership team in 2023. Ms. Murphy previously served as General Counsel of Medmarc where she oversaw the legal, regulatory compliance and human resources functions and functioned as Corporate Secretary. Ms. Murphy is licensed to practice law in the State of New York and holds a Corporate Counsel license in the Commonwealth of Virginia. (Age 59)

Kevin M. Shook
Mr. Shook was appointed as President of our Eastern subsidiary in 2019. Mr. Shook previously served as Executive Vice President of our Eastern subsidiary and has been with Eastern for 20 years. Mr. Shook has over 30 years of insurance industry experience, including 10 years with PricewaterhouseCoopers where he primarily served companies within the insurance industry. (Age 54)

Ross E. Taubman
Dr. Taubman is the President and Chief Medical Officer of the Small Business Unit and was appointed to the Executive Leadership Team in 2023. Dr. Taubman has previously served as President and Executive Vice President of PICA since 2011. Dr. Taubman was previously in private practice for 26 years in Maryland and is a former President of the Maryland Podiatric Medical Association and former President of the American Podiatric Medical Association from 2008 to 2009. (Age 66)

We have adopted a Code of Ethics and Conduct that applies to our directors and executive officers, including but not limited to our principal executive officer and principal financial officer. We also have share ownership guidelines in place to ensure that management maintains a significant portion of their personal investments in the stock of ProAssurance. Both our Code of Ethics and Conduct and our Share Ownership Guidelines are available on the Governance section of our website. Printed copies of these documents may be obtained from our Investor Relations department either by mail at P.O. Box 590009, Birmingham, Alabama 35259-0009, or by telephone at (205) 877-4400 or (800) 282-6242.

ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
At February 22, 2024, ProAssurance Corporation had 3,628 stockholders of record and 50,970,454 shares of common stock outstanding. ProAssurance’s common stock currently trades on the NYSE under the symbol “PRA.”
For information regarding dividends paid to shareholders in 2023 and 2022 and the declaration and payment of dividends, see Note 12 of the Notes to Consolidated Financial Statements.
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
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information regarding ProAssurance’s equity compensation plans as of December 31, 2023.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)		(c)
Equity compensation plans approved by security holders	1,212,545	$—	*	646,431
Equity compensation plans not approved by security holders	—	—		—
* No outstanding options as of December 31, 2023. Other outstanding share units have no exercise price.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs* (In thousands)
October 1 - October 31, 2023	—	N/A	—	$55,902
November 1 - November 30, 2023	—	N/A	—	$55,902
December 1 - December 31, 2023	—	N/A	—	$55,902
Total	—	$—	—
* Under its current plan begun in November 2010, the Board has authorized $600 million for the repurchase of common shares or the retirement of outstanding debt. This is ProAssurance's only plan for the repurchase of common shares, and the plan has no expiration date.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion generally focuses on the change in financial condition, results of operations and cash flows for the year ended December 31, 2023 as compared to the year ended December 31, 2022 and should be read in conjunction with the Consolidated Financial Statements and Notes to those statements which accompany this report. For a full discussion of the changes in the financial condition, results of operations and cash flows for the year ended December 31, 2022 as compared to the year ended December 31, 2021, please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of ProAssurance's December 31, 2022 report on Form 10-K. Any significant retrospective revisions in the presentation of the changes in the financial condition, results of operations and cash flows for the year ended December 31, 2022 as compared to the year ended December 31, 2021 as reported in ProAssurance's December 31, 2022 report on Form 10-K are located in this report under the section that follows titled "Results of Operations - Year Ended December 31, 2022 Compared to Year Ended December 31, 2021."
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
We have also provided capital to Syndicate 1729 at Lloyd's of London to support our previous participation in underwriting years that remain open. Effective September 2023, we elected to discontinue our participation in the results of Syndicate 1729 beginning with the 2024 underwriting year. The results from our participation in Syndicate 1729 from open underwriting years prior to 2024 will continue to earn out pro rata over the entire policy period of the underlying business. Due to the quarter lag, our ceased participation in Syndicate 1729 will begin to be reflected in our results in the second quarter of 2024. Furthermore, we received proceeds of $6.8 million during 2023 associated with the sale of our remaining ownership interest in the underwriting and operations entity associated with Syndicate 1729 to unrelated third parties.
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
Additional information on ProAssurance's four operating and reportable segments is included in Note 16 of the Notes to Consolidated Financial Statements, Part I and in the Segment Results sections herein that follow.

Growth Opportunities and Outlook
Over the long-term we expect our growth to come primarily through controlled expansion of our existing operations. In addition, we may identify opportunities for growth through the acquisition of other insurers, service providers or books of business.
We operate in very competitive markets and face strong competition from other insurance companies for all of our insurance products. Our Specialty P&C segment includes our HCPL insurance which represents the largest product line in our consolidated gross premiums written (59% in 2023). The Specialty P&C segment also includes our Small Business Unit (9% in 2023), Medical Technology Liability (4% in 2023) and Lloyd's Syndicates (2% in 2023) lines of business. The healthcare market in the U.S. is continuing to consolidate, which brings competitive challenges and opportunities. This consolidation initially took the form of hospitals acquiring physician practices and later the growth of physician groups owned by outside investors. As these trends continue, most physicians no longer practice medicine as owners of an independent practice. Large single and multi-specialty practices often operate in many states. Healthcare delivery settings are changing with the growth of retail delivery by allied healthcare professionals as well as physicians practicing in distributed clinics, pharmacies, large consumer stores and online. These larger commercial enterprises have differing risk management needs from those in the traditional small physician practices. As such, we have enhanced our coverage offerings to fit the needs of combined hospital/physician entities, multi-state medical groups, telemedicine companies, miscellaneous facilities, allied healthcare professionals and self-insured entities even as we continue to service that portion of the market maintaining more traditional practice structures. Our Medical Technology Liability and Small Business Unit lines of business are less affected by these consolidation trends.
In 2024, we plan to restructure the Small Business Unit line of business within our Specialty P&C segment and focus on the automation of specific products. Our goal in 2024 is to develop a fully automated platform initially focused on allied healthcare, advanced practice clinicians and dental professional liability coverages. To achieve this goal, we plan to move the podiatric, chiropractic, and dental coverages from the Small Business Unit into HCPL, forming a new unit called Medical Professional Liability. By combining these resources, ProAssurance will have a single unit dedicated to all of its healthcare insurance specialty areas and be able to meet customer needs more efficiently and effectively in order to better serve this market.
Our operations at Eastern, a provider of workers' compensation insurance, represents the second largest product line in our consolidated gross premiums written (23% in 2023, including alternative market premiums). The workers’ compensation market is highly competitive in our operating territories and multi-line insurers continue to leverage workers’ compensation in their product offerings. Additionally, the rates we charge our policyholders remain pressured by the continuation of loss cost decreases in the states within our operating territories, and most states in which we operate have approved additional loss cost decreases for 2024. Despite the competitive workers' compensation market conditions new business writings increased, while renewal retention remained strong. We believe our workers' compensation product offerings allow us to provide flexibility in offering solutions to our customers at a competitive price.
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
•The effective tax rate which is calculated as total income tax expense (benefit) divided by income (loss) before income taxes.
•Non-GAAP operating income (loss) which is widely used to evaluate performance within the insurance sector. In calculating Non-GAAP operating income (loss), we exclude the effects of items that do not reflect normal operating results. We believe Non-GAAP operating income (loss) presents a useful view of the performance of our insurance operations; however, it should be considered in conjunction with net income (loss) computed in accordance with GAAP. See a reconciliation to its GAAP counterpart in the Executive Summary of Operations section under the heading “Non-GAAP Financial Measures” that follows.
•ROE which is calculated as net income (loss) divided by the average of beginning and ending shareholders’ equity. This ratio measures our overall after-tax profitability and shows how efficiently capital is being used.
•Non-GAAP operating ROE which is calculated as Non-GAAP operating income (loss) for the period divided by the average of beginning and ending total GAAP shareholders’ equity. Non-GAAP operating ROE measures the overall after-tax profitability of our insurance operations and shows how efficiently capital is being used; however, it should be considered in conjunction with ROE computed in accordance with GAAP. See a reconciliation to its GAAP counterpart in the Executive Summary of Operations section under the heading “Non-GAAP Financial Measures” that follows.
•Book value per share which is calculated as total shareholders’ equity divided by the total number of common shares outstanding at the balance sheet date. This ratio measures the net worth of the Company to shareholders on a per-share basis. The declaration of dividends decreases book value per share. Growth in book value per share, adjusted for dividends declared, is an indicator of overall profitability.
•Non-GAAP adjusted book value per share which is a Non-GAAP measure widely used within the insurance sector and is calculated as shareholders’ equity, excluding AOCI, divided by the total number of common shares outstanding at the balance sheet date. This Non-GAAP calculation measures the net worth of the Company to shareholders on a per share basis excluding AOCI to eliminate the temporary and potentially significant effects of fluctuations in interest rates on our fixed income portfolio; however, it should be considered in conjunction with book value per share computed in accordance with GAAP. See a reconciliation to its GAAP counterpart in the Executive Summary of Operations section under the heading “Non-GAAP Financial Measures” that follows.
In particular, we focus on our combined ratio and investment returns, both of which directly affect our ROE and growth in our book value per share. Currently, we target a dynamic long-term ROE of 700 basis points above the 10-year U.S. Treasury rate, which at December 31, 2023 was approximately 10.9%.
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
As of December 31, 2023, our reserve is comprised almost entirely of long-tail exposures. The estimation of long-tailed losses is inherently complex and is subject to significant judgment on the part of management. Due to the nature of our claims, our loss costs, even for claims with similar characteristics, can vary significantly depending upon many factors, including but not limited to the specific characteristics of the claim and the manner or jurisdiction in which the claim is resolved. Long-tailed insurance is characterized by the extended period of time typically required both to assess the viability of a claim and potential damages, if any, and to reach a resolution of the claim. The claims resolution process may extend to more than five years. Further, the industry has experienced new conditions, including changes in settlement trends as a result of COVID-19 due to the effect of the postponement of court cases during the pandemic. The combination of continually changing conditions and the extended time required for claim resolution results in a loss cost estimation process that requires actuarial skill and the application of significant judgment, and such estimates require periodic modification.
Our reserve is established by management after taking into consideration a variety of factors including premium rates, historical paid and incurred loss development trends and our evaluation of the current loss environment including frequency, severity, expected effects of inflation (monetary, social and medical), general economic and social trends, and the legal and political environment. The effect of COVID-19 on recent historical trends regarding timing and severity of claims may also impact certain of these factors and our ultimate estimation of losses. We also take into consideration the conclusions reached by our internal and consulting actuaries. We update and review the data underlying the estimation of our reserve for losses each reporting period and make adjustments to loss estimation assumptions that we believe best reflect emerging data. Both our internal and consulting actuaries perform an in-depth review of our reserve for losses on at least a semi-annual basis using the loss and exposure data of our insurance subsidiaries.
We partition our reserves by accident year, which is the year in which the claim becomes our liability. For claims-made policies, the insured event generally becomes a liability when the event is first reported to us. For occurrence policies, the insured event becomes a liability when the event takes place. For retroactive coverages, the insured event becomes a liability at inception of the underlying contract. As claims are incurred (reported) and claim payments are made, they are aggregated by accident year for analysis purposes. We also partition our reserves by reserve type: case reserves and IBNR reserves. Case reserves are established by our claims departments based upon the particular circumstances of each reported claim and represent our estimate of the future loss costs (often referred to as expected losses) that will be paid on reported claims. Case reserves are decremented as claim payments are made and are periodically adjusted upward or downward as estimates regarding the amount of future losses are revised; reported loss for an individual claim is the case reserve at any point in time plus the claim payments that have been made to date. IBNR reserves are estimated by accident year by our actuarial department and represent our estimate in the aggregate of future development on losses that have been reported to us and our estimate of losses that have been incurred but not reported to us.
Our reserving process can be broadly grouped into three areas: the establishment of the reserve for the current accident year (the initial reserve), the re-estimation of the reserve for prior accident years (development of prior accident years) and the establishment of the initial reserve for risks assumed in business combinations, applicable only in periods in which acquisitions occur (the acquired reserve). A summary of the activity in our net reserve for losses during 2023 and 2022 is provided under the heading "Losses" in the Liquidity and Capital Resources and Financial Condition section that follows.

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
Specialty P&C Segment. Loss costs within this segment are impacted by many factors including but not limited to the nature of the claim, including whether or not the claim is an individual or a mass tort claim, the personal situation of the claimant or the claimant's family, the outcome of jury trials, the legislative and judicial climate where any potential litigation may occur, general economic and social trends and the trend of healthcare costs. Within our Specialty P&C segment, for our professional liability business (87% of our consolidated gross reserve for losses and loss adjustment expenses as of December 31, 2023; predominately comprised of our HCPL products), we set an initial reserve using a loss ratio approach based upon our evaluation of the current loss environment including frequency, severity, monetary inflation, social inflation and legal trends. See further discussion in our Segment Results - Specialty Property & Casualty section that follows under the heading "Losses and Loss Adjustment Expenses."
The risks insured in our Medical Technology Liability business (3% of our consolidated gross reserve for losses and loss adjustment expenses as of December 31, 2023) are more varied, and policies are individually priced based on the risk characteristics of the policy and the account. The insured risks range from startup operations to large multinational entities, and the larger entities often have significant deductibles or self-insured retentions. Reserves are established using our most recently developed actuarial estimates of losses expected to be incurred based on factors which include results from prior analysis of similar business, industry indications, observed trends and judgment. Claims in this line of business primarily involve bodily injury to individuals and are affected by factors similar to those of our HCPL line of business. For the Medical Technology Liability business, we also establish an initial reserve using a loss ratio approach, including a provision in consideration of historical loss volatility that this line of business has exhibited.
Workers' Compensation Insurance Segment. Many factors affect the ultimate losses incurred for our workers' compensation coverages (6% of our consolidated gross reserve for losses and loss adjustment expenses as of December 31, 2023) including but not limited to the type and severity of the injury, the age, health and occupation of the injured worker, the estimated length of disability, medical treatment and related costs, and the jurisdiction and workers' compensation laws of the state of the injury occurrence.
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
Segregated Portfolio Cell Reinsurance Segment. The factors that affect the ultimate losses incurred for the workers' compensation and HCPL coverages assumed by the SPCs at Inova Re and Eastern Re (2% of our consolidated gross reserve for losses and loss adjustment expenses as of December 31, 2023) are consistent with that of our Workers’ Compensation Insurance and Specialty P&C segments, respectively.
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

The analyses performed by the consulting actuaries analyzes each partition of our business in a variety of ways and uses multiple actuarial methodologies in performing these analyses, including:
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
We use various actuarial methods in the process of setting reserves. Each actuarial method generally returns a different value, and for the more recent accident years the variations among the different methodologies can be significant. Generally, methods such as the Bornhuetter-Ferguson Method are used on more recent accident years where we have less data on which to base our analysis. As time progresses and we have an increased amount of data for a given accident year, we begin to give more confidence to the development and average methods, as these methods typically rely more heavily on our own historical data. These methods emphasize different aspects of loss reserve estimation and provide a variety of perspectives for our decisions.
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
Use of Judgment/Variability of Loss Reserves
The process of estimating reserves involves a high degree of judgment and is subject to a number of variables. These variables can be affected by both views of internal and external events, such as changes in views of monetary and social inflation, legal trends and legislative changes, as well as differentiating views of individuals involved in the reserve estimation process, among others. We continually refine our estimates in a regular, ongoing process as historical loss experience develops and additional claims are reported and settled. Our objective is to consider all significant facts and circumstances known at the time.
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
The effects of monetary and medical inflation could cause the cost of claims to rise in the future. Our loss reserves include assumptions about future payments for settlement of claims and claims handling expenses, such as medical treatments and litigation costs. For our workers' compensation reserves, healthcare wage inflation and medical advancements may also increase the cost of claims. To the extent inflation causes these costs to increase above reserves established for these claims, we will be required to increase our loss reserves with a corresponding reduction in our financial results in the period in which the need for additional reserves is identified.
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
Although the future degree and impact of the ultimate severity trend remains uncertain due to the long-tailed nature of our business, we have given consideration to observed loss costs in setting our rates. For our HCPL business, this practice has recently resulted in rate increases reflecting the rising loss cost environment, and we anticipate further renewal pricing increases due to increasing loss severity.

Workers' Compensation. In our workers’ compensation business, severity is not an explicit component of our pricing process, as loss costs are established by the states in which we operate. We do, however, have the ability in certain states to apply for increases in our loss cost multipliers to adjust for company specific loss experience that is higher than state loss cost changes. In our reserving process, we consider the loss severity trends in evaluating both our current and expected loss development. Historically, we have been able to minimize the impact of higher severity trends as a result of our early intervention and case management strategies in our claims process, which results in claims being resolved more quickly than the industry norm. However, in the second half of 2023, we observed higher than expected loss trends in our average cost per claim which we primarily attribute to increased medical costs driven by wage inflation and medical advancements. In response to these trends, we increased both our current accident year loss ratio and prior year reserves in 2023. Given our shorter tail, we believe we are recognizing these trends earlier than the overall industry.
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
We have used this modeled statistical distribution to calculate an 80% and 60% confidence interval for the potential outcome of our consolidated net reserve for losses. The high and low end points of the distributions are as follows:

	Low End Point	Carried Net Reserve	High End Point
80% Confidence Level	$2.205 billion	$2.956 billion	$3.837 billion
60% Confidence Level	$2.409 billion	$2.956 billion	$3.449 billion
Any change in our estimate of net ultimate losses for prior years is reflected in net income (loss) in the period in which such changes are made. Due to the size of our consolidated reserve for losses and the large number of claims outstanding at any point in time, even a small percentage adjustment to our total reserve estimate could have a material effect on our results of operations for the period in which the adjustment is made, as was the case in 2023, 2022 and 2021.

Loss Development by Line of Business
Professional Liability
Our professional liability line of business includes both our HCPL and Small Business Unit lines, with our HCPL line representing the largest component of our reserve. As a result of the higher severity environment, we saw our closed-with-indemnity-payment ratio (i.e., the number of suits closed with an indemnity or loss payment as compared to the total number of closed suits) for our claims increase from 28% in 2015 to 35% in 2023.
The following table presents additional information about the loss development for our professional liability line of business, excluding loss development for HCPL coverages assumed by the SPCs at Inova Re and Eastern Re. Furthermore, loss development for our professional liability line of business for the years ended December 31, 2023, 2022 and 2021 excludes the amortization of purchase accounting fair value adjustments:

($ in thousands)		2023		2022		2021
Accident Years	Estimated Ultimate Losses, Net of Reinsurance, December 31, 2023	Reserve Development (favorable) unfavorable	% of Known Claims Closed	Reserve Development (favorable) unfavorable	% of Known Claims Closed	Reserve Development (favorable) unfavorable	% of Known Claims Closed
2023	$601,021	N/A	24.7%	N/A	N/A	N/A	N/A
2022	$612,022	$(10,151)	55.0%	N/A	26.9%	N/A	N/A
2021	$727,311	$(11,690)	71.6%	$(5,754)	52.9%	N/A	25.9%
2020	$882,943	$44,061	82.5%	$(17,597)	66.7%	$(4,947)	54.1%
2019	$879,115	$5,220	90.4%	$20,285	83.5%	$(20,426)	73.7%
2018	$849,896	$413	93.6%	$4,491	89.5%	$9,418	81.0%
2017	$716,101	$(8,265)	95.4%	$(10,261)	93.3%	$(2,342)	88.4%
2016	$738,512	$(2,922)	92.3%	$1,642	91.0%	$(2,739)	89.5%
2015	$669,084	$(3,825)	98.9%	$5,190	98.1%	$6,011	97.1%
2014	$614,713	$(3,730)	99.4%	$(1,266)	99.0%	$(1,017)	98.5%
Prior to 2014	$9,601,765	$498		$(10,731)		$(870)
•The loss environment in our HCPL line of business continues to be challenging in some jurisdictions, as claim costs are pressured by social inflation and higher than anticipated loss severity trends which started to emerge in the fourth quarter of 2022. We are monitoring the impact that these trends have on our open case reserves and prior year development. Net unfavorable reserve development in 2023 principally related to accident years 2019 and 2020. Net unfavorable reserve development recognized in 2023 was driven by the strengthening of case reserves related to four large claims resulting in unfavorable development of $10.1 million in our HCPL line of business during the first quarter of 2023 and unfavorable development associated with our Small Business Unit. Further, we recognized unfavorable development in the fourth quarter of 2023 in NORCAL’s 2020 and prior accident year reserves which was entirely offset by favorable development recognized in NORCAL’s 2021 and 2022 accident year reserves since acquisition. These adjustments to NORCAL’s reserves had no impact to the segment’s net losses.
•Development recognized during 2022 principally related to accident years 2017, 2020 and 2021. Net favorable development recognized in 2022 included favorable development related to NORCAL's 2021 accident year. Net favorable prior accident year reserve development recognized in 2022 was partially offset by unfavorable development recognized in our HCPL line of business, excluding NORCAL, driven by higher than anticipated loss severity trends, which emerged primarily in the fourth quarter of 2022. In addition, we recognized favorable prior year reserve development of $9.0 million in 2022 related to the 2020 accident year associated with the remaining reduction to our previous COVID-19 IBNR reserve due to the fact that early first notices of potential claims did not turn into claims.
•Development recognized during 2021 principally related to accident years 2016 through 2020. We also recognized favorable prior year reserve development of $1.0 million associated with the reduction to our previous COVID-19 IBNR reserve.
•Not included in the table above, is $8.3 million, $10.8 million and $7.9 million of amortization of the purchase accounting fair value adjustment on NORCAL's assumed net reserve and amortization of the negative VOBA associated with NORCAL's DDR reserve which is recorded as a reduction to prior accident year net losses and loss adjustment expenses in 2023, 2022 and 2021, respectively.

•Not included in the above table, as previously discussed, is $1.3 million and $0.7 million of unfavorable development recognized in 2023 and 2022, respectively, and $2.5 million of favorable development recognized during 2021 in our Segregated Portfolio Cell Reinsurance segment related to the HCPL coverages assumed by the SPCs at Inova Re and Eastern Re.
Medical Technology Liability
Our Medical Technology Liability line of business has not experienced the change in claims frequency previously described for HCPL. However, the nature of the risks insured and volatility of the loss experience in this line of business has produced more variable loss development, as presented in the following table:

($ in thousands)		2023		2022		2021
Accident Years	Estimated Ultimate Losses, Net of Reinsurance, December 31, 2023	Reserve Development (favorable) unfavorable	% of Known Claims Closed	Reserve Development (favorable) unfavorable	% of Known Claims Closed	Reserve Development (favorable) unfavorable	% of Known Claims Closed
2023	$18,864	N/A	28.0%	N/A	N/A	N/A	N/A
2022	$16,235	$(1,448)	59.6%	N/A	16.8%	N/A	N/A
2021	$12,498	$(1,647)	73.0%	$(2,759)	53.3%	N/A	32.0%
2020	$11,126	$(1,442)	80.1%	$(1,921)	70.6%	$(248)	59.2%
2019	$13,481	$1,235	61.3%	$(1,337)	55.3%	$722	47.5%
2018	$9,053	$499	89.5%	$(252)	86.4%	$(3,091)	85.1%
2017	$6,911	$(1,056)	99.0%	$1,950	97.1%	$(2,192)	94.1%
2016	$8,629	$(517)	99.5%	$535	98.4%	$(2,126)	97.3%
2015	$7,919	$703	99.4%	$(767)	97.6%	$(638)	97.0%
2014	$7,828	$(1,302)	100.0%	$(244)	99.6%	$(317)	99.6%
Prior to 2014	$598,875	$976		$(205)		$(234)
•Approximately $4.5 million of the $4.0 million total net favorable development recognized in 2023 related to the 2020 through 2022 accident years. The development for the 2020 through 2022 accident years represents a 10.2% reduction to the ultimates established for those reserves at December 31, 2022.
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
•In 2023, 2022 and 2021 the development was largely attributable to favorable results from claims closed during the year. As time has elapsed we have recognized that actual loss experience has on average been better than estimated. We have been cautious in recognizing the improvement, but as claims have matured and claims are closed or have become more certain for the remaining open claims, we have revised reserve estimates. We believe the need for a cautious approach is required as outcomes are uncertain and results can be significantly affected by outcomes for a small number of cases.

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

($ in thousands)		2023		2022		2021
Accident Years	Estimated Ultimate Losses, Net of Reinsurance, December 31, 2023	Reserve Development (favorable) unfavorable	% of Known Claims Closed	Reserve Development (favorable) unfavorable	% of Known Claims Closed	Reserve Development (favorable) unfavorable	% of Known Claims Closed
2023	$149,175	N/A	40.3%	N/A	N/A	N/A	N/A
2022	$151,669	$9,016	81.3%	N/A	39.8%	N/A	N/A
2021	$147,124	$1,217	92.8%	$675	82.6%	N/A	45.4%
2020	$135,410	$(2,318)	96.7%	$(3,348)	93.8%	$(1,493)	85.1%
2019	$147,904	$(2,119)	97.9%	$(4,143)	96.2%	$(4,030)	92.1%
2018	$157,333	$(1,819)	98.1%	$(410)	97.2%	$(1,503)	95.2%
2017	$125,614	$(711)	98.7%	$(3,209)	98.2%	$(2,375)	97.3%
2016	$107,375	$(231)	99.0%	$(2,179)	98.5%	$(1,230)	97.8%
2015	$116,045	$(232)	99.2%	$(1,285)	98.9%	$(1,538)	98.4%
2014	$117,046	$45	99.5%	$(891)	99.4%	$(873)	99.3%
Prior to 2014	$772,393	$1,166		$(216)		$(1,678)
•In 2023, we recognized $9.3 million of net unfavorable development in our Workers' Compensation Insurance segment and $5.3 million of net favorable development in our Segregated Portfolio Cell Reinsurance segment related to workers' compensation business. The net unfavorable prior year reserve development in 2023 reflects higher than expected average claim costs primarily in the 2022 accident year and higher than expected loss experience primarily attributable to a large claim from the 1997 accident year.
•In 2022, we recognized $7.0 million of net favorable development in our Segregated Portfolio Cell Reinsurance segment related to workers' compensation business and $8.0 million of net favorable development in our Workers' Compensation Insurance segment.
•In 2021, we recognized $7.6 million of net favorable development in our Segregated Portfolio Cell Reinsurance segment related to workers' compensation business, and $7.1 million of net favorable development in our Workers' Compensation Insurance segment.

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
We make a determination of the amount of insurance risk we choose to retain based upon numerous factors, including our risk tolerance and the capital we have to support it, the price and availability of reinsurance, the volume of business, our level of experience with a particular set of exposures and our analysis of the potential underwriting results. We purchase excess of loss reinsurance to limit the amount of risk we retain and we do so from a number of companies to mitigate concentrations of credit risk. As of December 31, 2023, there is no reinsurer, on an individual basis, for which our recoverables for both paid and unpaid claims (net of amounts due to the reinsurer) and our prepaid balances are more than $65 million, in the aggregate. We utilize reinsurance brokers to assist us in the placement of these reinsurance programs and in the analysis of the credit quality of our reinsurers. The determination of which reinsurers we choose to do business with is based upon an evaluation of their then current financial strength, rating, stability and claims payment practices.
We evaluate each of our ceded reinsurance contracts at inception to confirm that there is sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting guidance. At December 31, 2023, all ceded contracts were accounted for as risk transferring contracts.
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
Our reinsurance receivables are exposed to credit losses but to date have not experienced any significant amount of credit losses. To partially mitigate our exposure to credit losses, reinsurance receivables totaling approximately $106.9 million were collateralized by letters of credit or funds withheld as of December 31, 2023. We measure expected credit losses on our reinsurance receivables on a collective basis when similar risk characteristics exist or on an individual basis if we determine a receivable does not share similar risk characteristics. We measure expected credit losses associated with our reinsurance receivables (related to both paid and unpaid losses) at the consolidated level as our reinsurance receivables share similar risk characteristics including type of financial asset, type of industry and similar historical and expected credit loss patterns. We measure expected credit losses over the average contractual term of our reinsurance receivables utilizing a loss rate method. Historical internal credit loss experience is the basis for our assessment of expected credit losses; however, we may also consider historical credit loss information from external sources. We also consider reasonable and supportable forecasts of future economic conditions in our estimate of expected credit losses. Expected credit losses associated with our reinsurance receivables (related to both paid and unpaid losses) were nominal in amount as of December 31, 2023 and 2022. No reinsurance balances were written off for credit reasons during the years ended December 31, 2023 or 2022. Should our expected credit loss analysis or other facts or circumstances lead us to believe that any reinsurer may not meet its obligations to us, adjustments to the allowance for expected credit losses or to reinsurance receivables would be reflected in current operations. Such an adjustment has the potential to be material to the results of operations in the period in which it is recorded; however, we would not expect such an adjustment to have a material effect on our capital position or our liquidity. For further information on our allowance for expected credit losses related to our receivables from reinsurers see Note 1 of the Notes to Consolidated Financial Statements.

Investment Valuations
We record the majority of our investments at fair value as shown in the table below. At December 31, 2023, the distribution of our investments based on GAAP fair value hierarchies (levels) was as follows:

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
Nonrecurring Fair Value Measurements
We measure the fair value of certain assets on a nonrecurring basis when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. These assets include investments carried principally at cost, investments in tax credit partnerships, fixed assets, goodwill and other intangible assets. These assets would also include any equity method investments that do not provide a NAV. During the third quarter of 2023, we recognized a nonrecurring fair value measurement related to the goodwill in our Workers' Compensation Insurance reporting unit with a carrying value of $44.1 million prior to the fair value measurement. This nonrecurring fair value measurement resulted in the goodwill being written down to its implied fair value of zero resulting in an impairment of goodwill of $44.1 million (see following discussion under the heading "Goodwill / Intangibles"). The inputs used in the fair value measurement were non-observable and, as such, were categorized as a Level 3 valuation. We did not have any other assets or liabilities that were measured at fair value on a nonrecurring basis at December 31, 2023 or December 31, 2022.
Investments - Other Valuation Methodologies
Certain of our investments, in accordance with GAAP for the type of investment, are measured using methodologies other than fair value. At December 31, 2023, these investments represented approximately 3% of total investments, and are detailed in the following table. Additional information about these investments is provided in Note 2 and Note 3 of the Notes to Consolidated Financial Statements.

(In millions)	Carrying Value	GAAP Measurement Method
Other investments:
Other, principally FHLB capital stock	$3.2	Principally Cost
Investment in unconsolidated subsidiaries:
Investments in tax credit partnerships	0.7	Equity
Equity method investments, primarily LPs/LLCs	30.6	Equity
	31.3
BOLI	78.2	Cash surrender value
Total investments - Other valuation methodologies	$112.7
Impairments
We evaluate our available-for-sale investment securities, which at December 31, 2023 and December 31, 2022 consisted entirely of fixed maturity securities, on at least a quarterly basis for the purpose of determining whether declines in fair value below recorded cost basis represent an impairment loss. We consider a credit-related impairment loss to have occurred:
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
If deemed appropriate and necessary, a discounted cash flow analysis is performed to confirm whether a credit loss exists and, if so, the amount of the credit loss. We use the single best estimate approach for available-for-sale debt securities and consider all reasonably available data points, including industry analyses, credit ratings, expected defaults and the remaining payment terms of the debt security. For fixed rate available-for-sale debt securities, cash flows are discounted at the security's effective interest rate implicit in the security at the date of acquisition. If the available-for-sale debt security’s contractual interest rate varies based on subsequent changes in an independent factor, such as an index or rate, for example, the prime rate, the SOFR, or the U.S. Treasury bill weekly average, that security’s effective interest rate is calculated based on the factor as it changes over the life of the security. If we intend to sell a debt security or believe we will more likely than not be required to sell a debt security before the amortized cost basis is recovered, any existing allowance will be written off against the security's amortized cost basis, with any remaining difference between the debt security's amortized cost basis and fair value recognized as an impairment loss in earnings.
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
A significant portion of our deferred tax asset is related to unrealized losses on our fixed maturities due to the significant effect of fluctuations in interest rates in 2022 that continued through 2023. Any loss realized prior to recovery would require sufficient income of the appropriate character (i.e., capital gains), and in the appropriate timeframe, to realize the tax benefit. We believe that we have the intent and ability to hold these securities until their recovery. Our projected positive operating income, including the investment income generated from holding our debt securities until maturity, support our ability to implement this tax planning strategy.
A valuation allowance has been established against the deferred tax asset related to the NOL carryforwards for our U.K. operations and against a portion of the deferred tax asset related to our U.S. state NOL carryforwards. In addition, a valuation allowance was established against the net deferred tax asset of ProAssurance American Mutual, A Risk Retention Group. As a taxpayer separate from the consolidated group, this entity has experienced cumulative losses in recent years. Management concluded that it was more likely than not that these deferred tax assets will not be realized. We also established a valuation allowance in a prior year against the deferred tax assets of certain SPCs at our wholly owned Cayman Islands reinsurance subsidiary, Inova Re. Due to the cumulative losses incurred in recent years by these SPCs, management concluded that a valuation allowance was required. As of December 31, 2023, management concluded that the previously recorded valuation allowances were still required against the deferred tax assets related to the NOL carryforwards for our U.K. operations, against the deferred tax assets related to some of our U.S. state NOL carryforwards, the deferred tax assets of certain SPCs at Inova Re and against the net deferred tax asset of ProAssurance American Mutual, A Risk Retention Group. Management’s assessment of the need for these valuation allowances at December 31, 2023 included an analysis of the available sources of income. See further discussion on ProAssurance’s deferred tax assets in Note 5 of the Notes to Consolidated Financial Statements.
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
Unrecognized Tax Benefits
We evaluate tax positions taken on tax returns and recognize positions in our financial statements when it is more likely than not that we will sustain the position upon resolution with a taxing authority. If recognized, the benefit is measured as the largest amount of benefit that has a greater than 50% probability of being realized. We review uncertain tax positions each quarter, considering changes in facts and circumstances, such as changes in tax law, interactions with taxing authorities and developments in case law, and make adjustments as we consider necessary. Adjustments to our unrecognized tax benefits may affect our income tax expense, and settlement of uncertain tax positions may require the use of cash. Other than differences related to timing, no significant adjustments were considered necessary during 2023 or 2022. At December 31, 2023, our liability for unrecognized tax benefits approximated $4.8 million.

Goodwill / Intangibles
In accordance with GAAP, goodwill and other indefinite lived intangible assets are tested for impairment annually or more frequently if circumstances indicate an impairment may have occurred. The date of our annual impairment testing is October 1. Impairment of goodwill is tested at the reporting unit level, which prior to the third quarter of 2023, was consistent with our reportable segments. As discussed in Note 16 of the Notes to Consolidated Financial Statements, we reorganized our segment reporting in the third quarter of 2023 to align with how our CODM currently oversees the business, allocates resources and evaluates operating performance. As a result of the segment reorganization, the Lloyd's Syndicates segment is no longer a separate operating segment; however, the Lloyd's Syndicates operation will remain a reporting unit for purposes of testing goodwill. Our reporting units are: Specialty P&C, Workers' Compensation Insurance, Segregated Portfolio Cell Reinsurance, Lloyd's Syndicates and Corporate. Of the five reporting units, only the Segregated Portfolio Cell Reinsurance reporting unit has goodwill at December 31, 2023.
During the third quarter of 2023, we recorded a goodwill impairment charge of $44.1 million, and the facts and circumstances that led to this impairment and how the fair value of each reporting unit was estimated, including the significant assumptions used and other details, are outlined in the following section.

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
Market conditions impacting actual and projected results of our Workers' Compensation Insurance reporting unit persisted into the third quarter of 2023. During the third quarter of 2023, we increased our full year current accident year loss ratio and recognized unfavorable prior accident year reserve development in our Workers' Compensation Insurance reporting unit, which reflected higher than expected loss trends observed in our average cost per claim which we attribute to increased medical costs driven by wage inflation and medical advancements. As a result, management performed an updated quantitative assessment of goodwill on our Workers' Compensation Insurance reporting unit as of September 30, 2023 using updated actual and projected results as well as marketplace data. The updated data impacted a number of key variables in our analysis including the determination of a higher discount rate and lower valuation multiples.

For each of the interim impairment assessments performed in the second and third quarters of 2023, management estimated the fair value of the Workers' Compensation Insurance reporting unit using both an income approach and a market approach using marketplace data that was current at the time of each respective analysis based on the valuation methodologies and process for developing assumptions. The estimate of fair value derived from the income approach was based on the present value of expected future cash flows, including terminal value, utilizing a market-based weighted average cost of capital determined separately for each reporting unit. The estimate of fair value derived from the market approach was based on price to book multiple data. To corroborate the reporting unit's valuation, management performed a reconciliation of the estimate of the aggregate fair value of all reporting units to ProAssurance's market capitalization as of each testing date, including consideration of a control premium. The determination of fair value involved the use of significant estimates and assumptions, including revenue growth rates, combined ratios, capital requirements, tax rates, terminal growth rates, discount rates, comparable public companies and synergistic benefits available to market participants. In addition, management made certain judgments and assumptions in allocating shared assets and liabilities to individual reporting units to determine the carrying amount of each reporting unit.
The analysis during the third quarter of 2023 indicated impairment of the goodwill associated with our Workers' Compensation Insurance reporting unit and accordingly we recorded a $44.1 million charge to fully impair the goodwill in the third quarter.
In both our second and third quarter 2023 analyses, we also estimated the fair value of our Segregated Portfolio Cell Reinsurance reporting unit using the same approaches, which indicated that the fair value of the reporting unit significantly exceeded the carrying amount for each of the interim impairment assessments performed.
Management also performed impairment tests of indefinite lived intangible assets and certain of our definite lived intangible assets for which a triggering event was deemed to have occurred. Based upon these impairment tests, no impairment of our definite or indefinite lived intangible assets was identified at June 30, 2023 or September 30, 2023.

Annual Impairment Assessment
Subsequent to performing the interim impairment assessments previously discussed, we performed our annual goodwill impairment assessment as of October 1, 2023.
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
For the most recent goodwill impairment test performed on October 1, 2023, we elected to perform a qualitative impairment test for our Segregated Portfolio Cell Reinsurance reporting unit. As of the last quantitative assessment as of September 30, 2023, the Segregated Portfolio Cell Reinsurance reporting unit had a significant excess of fair value over book value and based on current operations is expected to continue to do so; therefore, our annual impairment test for this reporting unit was performed qualitatively.
Performance of the qualitative goodwill impairment assessment requires judgment in identifying and considering the significance of relevant key factors, events and circumstances that affect the fair values of our reporting units. This requires consideration and assessment of external factors such as macroeconomic, industry, and market conditions, as well as entity-specific factors, such as our actual and planned financial performance. We also give consideration to the difference between the reporting unit's fair value and carrying value as of the most recent date that a fair value measurement was performed. If the results of the qualitative assessment conclude that it is not more likely than not that the fair value of a reporting unit exceeds its carrying value, additional quantitative impairment testing is performed.
In applying the qualitative approach, management considered macroeconomic factors, industry and market conditions, cost factors that could have a negative impact on the reporting unit, actual financial performance of the reporting unit versus expectations and management's future business expectations. As a result of the qualitative assessment, management concluded that it was not more likely than not that the fair value of the Segregated Portfolio Cell Reinsurance reporting unit was less than its carrying value as of the testing date; therefore, no further impairment testing was required. Management also performed impairment tests of our indefinite lived intangible assets which indicated no impairment as of October 1, 2023.
No goodwill impairment was recorded during the years ended December 31, 2022 or 2021.
Additional information regarding our goodwill and intangible assets is included in Note 1 and Note 6 of the Notes to Consolidated Financial Statements.

Liquidity and Capital Resources and Financial Condition
Overview
ProAssurance Corporation is a holding company and is a legal entity separate and distinct from its subsidiaries. As a holding company, our principal source of external revenue is our investment revenues. In addition, dividends from our operating subsidiaries represent another source of funds for our obligations, including debt service and shareholder dividends, if declared. We also charge our core domestic operating subsidiaries within our Specialty P&C and Workers' Compensation Insurance segments a management fee based on the extent to which services are provided to the subsidiary and the amount of gross premium written by the subsidiary. At December 31, 2023, we held cash and liquid investments of approximately $65 million outside our insurance subsidiaries that were available for use without regulatory approval or other restriction. As of February 22, 2024, we also have an additional $125 million in permitted borrowings available under our Revolving Credit Agreement as well as the possibility of a $50 million accordion feature, if successfully subscribed, as discussed in this section under the heading "Debt."
During 2023, our operating subsidiaries paid dividends to us of approximately $31 million. Our insurance subsidiaries, in the aggregate, are permitted to pay dividends of approximately $145 million over the course of 2024 without prior approval of state insurance regulators. However, the payment of any dividend requires prior notice to the insurance regulator in the state of domicile, and the regulator may reduce or prevent the dividend if, in its judgment, payment of the dividend would have an adverse effect on the surplus of the insurance subsidiary. We make the decision to pay dividends from an insurance subsidiary based on the capital needs of that subsidiary and may pay less than the permitted dividend or may also request permission to pay an additional amount (an extraordinary dividend).
Cash Flows
Cash flows between periods compare as follows:

	Year Ended December 31
(In thousands)	2023	2022	Change
Net cash provided (used) by:
Operating activities	$(49,885)	$(29,841)	$(20,044)
Investing activities	141,139	(61,997)	203,136
Financing activities	(55,315)	(21,805)	(33,510)
Increase (decrease) in cash and cash equivalents	$35,939	$(113,643)	$149,582
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
The decrease in operating cash flows of $20.0 million in 2023 as compared to 2022 was primarily due to:
•A decrease in net premium receipts of $75.1 million primarily driven by our Specialty P&C segment due to the competitive market conditions on terms and pricing and an increase in cash paid to reinsurers primarily associated with our excess of loss reinsurance arrangements. In addition, the decrease in net premium receipts reflected our ceased participation in Syndicate 6131 for the 2022 underwriting year.

The decrease in operating cash flows was partially offset by:
•A decrease in cash paid for operating expenses of $21.8 million driven by the prior year impact of the termination of deferred compensation arrangements assumed in the NORCAL acquisition during the first quarter of 2022 totaling approximately $13.2 million and, to a lesser extent, the receipt of cash collateral to secure the net present value of future cash flows associated with the Interest Rate Swaps of $4.0 million. See further discussion on the Interest Rate Swaps in Note 11 to the Notes to Consolidated Financial Statements. Furthermore, the decrease in cash paid for operating expenses reflected the prior year impact of one-time expenses of $3.9 million in our Specialty P&C segment. One-time expenses in 2022 were mainly comprised of one-time bonuses, employee severance charges and lease exit costs.
•Proceeds of $6.9 million associated with the sale of our ownership interest in the underwriting and operations entity associated with Syndicate 1729.
•A decrease in paid losses of $6.9 million driven by our Specialty P&C segment due to an increase in losses recoverable from reinsurers, partially offset by an increase in average indemnity paid per closed claim compared to the prior year period, as claim costs in our HCPL line of business are pressured by social inflation and higher than anticipated loss severity trends.
•The effect of a tax refund of approximately $11.7 million which we received in February 2023 (see additional discussion within this section under the heading "Taxes" that follows).
•An increase in cash received from investment income of $7.5 million driven by higher average book yields as we continue to reinvest at higher rates as our portfolio matures.
The remaining variance in operating cash flows in 2023 as compared to 2022 was composed of individually insignificant components.
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

Analysis of Reserve Development

	December 31
(In thousands)	2013	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
Reserve for losses, undiscounted and net of reinsurance recoverables	$1,825,304	$1,812,299	$1,730,308	$1,681,423	$1,659,971	$1,709,129	$1,878,140	$1,945,099	$3,059,328	$2,973,196	$2,888,655
Cumulative net paid, as of:
One Year Later	343,197	380,508	370,973	354,526	387,389	428,940	466,904	454,902	756,601	773,912
Two Years Later	571,690	640,655	616,016	621,783	668,340	734,638	790,989	813,768	1,371,326
Three Years Later	732,892	798,636	799,689	800,331	857,177	952,309	1,046,573	1,101,050
Four Years Later	826,384	910,998	898,844	930,769	990,023	1,133,462	1,249,196
Five Years Later	891,615	964,897	974,104	1,004,951	1,085,267	1,265,971
Six Years Later	924,334	1,006,215	1,018,148	1,061,488	1,162,371
Seven Years Later	952,118	1,030,782	1,051,495	1,110,311
Eight Years Later	967,945	1,045,980	1,078,647
Nine Years Later	976,074	1,066,063
Ten Years Later	989,502
Re-estimated net liability as of:
End of Year	1,825,304	1,812,299	1,730,308	1,681,423	1,659,971	1,709,129	1,878,140	1,945,099	3,059,328	2,973,196
One Year Later	1,644,516	1,651,117	1,587,029	1,547,876	1,565,867	1,696,893	1,827,153	1,902,813	3,015,241	2,975,793
Two Years Later	1,483,378	1,511,542	1,460,660	1,444,619	1,487,905	1,656,615	1,805,433	1,885,456	3,025,786
Three Years Later	1,358,560	1,388,682	1,356,075	1,337,571	1,446,571	1,647,283	1,792,202	1,890,578
Four Years Later	1,252,605	1,288,564	1,257,650	1,306,274	1,432,477	1,632,836	1,768,451
Five Years Later	1,173,975	1,221,463	1,231,713	1,299,032	1,415,077	1,605,374
Six Years Later	1,126,308	1,204,642	1,230,562	1,287,731	1,394,624
Seven Years Later	1,121,087	1,199,654	1,217,713	1,277,884
Eight Years Later	1,119,984	1,183,973	1,216,727
Nine Years Later	1,110,216	1,186,762
Ten Years Later	1,113,744

Net cumulative redundancy (deficiency)	$711,560	$625,537	$513,581	$403,539	$265,347	$103,755	$109,689	$54,521	$33,542	$(2,597)
Original gross liability - end of year	$2,072,822	$2,052,768	$1,990,266	$1,961,436	$1,971,303	$2,037,274	$2,243,133	$2,295,279	$3,469,417	$3,373,260
Reinsurance recoverables	(247,518)	(240,469)	(259,958)	(280,013)	(311,332)	(328,145)	(364,993)	(350,180)	(410,089)	(400,064)
Original net liability - end of year	$1,825,304	$1,812,299	$1,730,308	$1,681,423	$1,659,971	$1,709,129	$1,878,140	$1,945,099	$3,059,328	$2,973,196
Gross re-estimated liability - latest	$1,262,942	$1,365,998	$1,435,036	$1,512,793	$1,633,380	$1,897,220	$2,107,517	$2,228,095	$3,490,781	$3,431,876
Re-estimated reinsurance recoverables	(149,198)	(179,236)	(218,309)	(234,909)	(238,756)	(291,846)	(339,066)	(337,517)	(464,995)	(456,083)
Net re-estimated liability - latest	$1,113,744	$1,186,762	$1,216,727	$1,277,884	$1,394,624	$1,605,374	$1,768,451	$1,890,578	$3,025,786	$2,975,793
Gross cumulative redundancy (deficiency)	$809,880	$686,770	$555,230	$448,643	$337,923	$140,054	$135,616	$67,184	$(21,364)	$(58,616)
See table notes on following page.

Table Notes
•We have elected to present reserve history for acquired entities on a prospective basis in the table above; therefore, certain items will not agree to the following table which details activity in our net reserve for losses.
•Given the Lloyd's Syndicates line of business reserve is relatively small on a standalone basis as compared to our consolidated reserve, we have elected to exclude its reserve history for all periods presented in the table above, which is consistent with prior year; therefore, certain items will not agree to the following table which details activity in our net reserve for losses.
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
•The loss environment in our HCPL line of business in our Specialty P&C segment continues to be challenging in some jurisdictions, as claim costs are pressured by social inflation and higher than anticipated loss severity trends which started to emerge in the fourth quarter of 2022. During the first quarter of 2023, we strengthened case reserves related to four large claims through the recognition of unfavorable development on prior accident years. Further, beginning in the second half of 2023, we observed higher than expected loss trends in our average cost per claim in our Workers' Compensation Insurance segment which we primarily attribute to increased medical costs driven by wage inflation and medical advancements. In response to these trends, we increased both our current accident year loss ratio and prior year reserves in our Workers' Compensation Insurance segment.

Activity in our net reserve for losses during 2023, 2022 and 2021 is summarized below:

	Year Ended December 31
(In thousands)	2023	2022	2021
Balance, beginning of year	$3,471,147	$3,579,940	$2,417,179
Less reinsurance recoverables on unpaid losses and loss adjustment expenses	431,889	451,741	385,087
Net balance, beginning of year	3,039,258	3,128,199	2,032,092
Net reserves acquired from acquisitions	—	—	1,089,103
Net losses:
Current year(1)	794,848	813,515	797,732
(Favorable) unfavorable development of reserves established in prior years, net(1)	5,646	(36,753)	(45,483)
Total	800,494	776,762	752,249
Paid related to:
Current year	(101,996)	(108,139)	(109,925)
Prior years	(782,048)	(757,564)	(635,320)
Total paid	(884,044)	(865,703)	(745,245)
Net balance, end of year	2,955,708	3,039,258	3,128,199
Plus reinsurance recoverables on unpaid losses and loss adjustment expenses	445,573	431,889	451,741
Balance, end of year	$3,401,281	$3,471,147	$3,579,940
(1) Current year net losses and prior accident year development for the years ended December 31, 2023, 2022 and 2021 includes certain purchase accounting adjustments associated with our acquisition of NORCAL. See Note 7 of the Notes to Consolidated Financial Statements for additional information.
At December 31, 2023 our gross reserve for losses included case reserves of approximately $2.3 billion and IBNR reserves of approximately $1.2 billion. Our consolidated gross reserve for losses on a GAAP basis exceeds the combined gross reserves of our insurance subsidiaries on a statutory basis by approximately $0.2 billion, which is principally due to the portion of the GAAP reserve for losses that is reflected for statutory accounting purposes as unearned premiums. These unearned premiums are applicable to extended reporting endorsements (“tail” coverage) issued without a premium charge upon death, disability or retirement of an insured who meets certain qualifications.

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
We offer alternative market solutions whereby we cede certain premiums from our Workers' Compensation Insurance and Specialty P&C segments to either the SPCs at Inova Re, one of our Cayman Islands reinsurance subsidiaries which is reported in our Segregated Portfolio Cell Reinsurance segment, or captive insurers unaffiliated with ProAssurance for two programs. The majority of these policies are reinsured to the SPCs at Inova Re, net of a ceding commission. See further discussion on our SPC operations in the Segment Results - Segregated Portfolio Cell Reinsurance section that follows. The alternative market workers' compensation policies are ceded from our Workers' Compensation Insurance segment to the SPCs under 100% quota share reinsurance agreements. The alternative market healthcare professional liability policies are ceded from our Specialty P&C segment to the SPCs under either excess of loss or quota share reinsurance agreements, depending on the structure of the individual program. The portion of the risk that is not ceded to an SPC is retained in our Specialty P&C segment and may also be reinsured under our standard healthcare professional liability reinsurance program, depending on the policy limits provided. The remaining premium written in our alternative market business is 100% ceded to unaffiliated captive insurers.
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

Other Reinsurance Arrangements
For the workers' compensation business ceded to Inova Re; each SPC has in place its own reinsurance arrangements, which are illustrated in the following table.
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

Taxes
We are subject to the tax laws and regulations of the U.S., Cayman Islands and U.K. We file a consolidated U.S. federal income tax return that includes the parent company and its U.S. subsidiaries, except for ProAssurance American Mutual, A Risk Retention Group. Our filing obligations include a requirement to make quarterly payments of estimated taxes to the IRS using the corporate tax rate effective for the tax year. We did not make any quarterly estimated tax payments during the year ended December 31, 2023 as we expect NOL carryforwards to offset any income taxes due.
As a result of the CARES Act that was signed into law on March 27, 2020 we were permitted to carryback NOLs generated in tax years 2019 and 2020 for up to five years. See further discussion in the Critical Accounting Estimates section under the heading "U.S. Tax Legislation" and Note 5 of the Notes to Consolidated Financial Statements. We generated an NOL of approximately $33.3 million from the 2020 tax year that was carried back to the 2015 tax year that resulted in a tax refund of approximately $11.7 million which was received in February 2023. In addition, the CARES Act included the initial version of the ERC which was extended and expanded in December 2020 and March 2021. See further discussion of the ERC in Note 1 of the Notes to Consolidated Financial Statements. As an eligible employer under the provisions of the CARES Act, NORCAL filed a claim for a payroll tax refund of approximately $3.8 million during the second quarter of 2023, based on eligible wages paid during 2020.
As a result of the NORCAL acquisition, we have U.S. federal NOL carryforwards, which were approximately $32.3 million as of December 31, 2023. These NOL carryforwards are subject to limitation by Internal Revenue Code Section 382 and will begin to expire in 2035.
Investing Activities and Related Cash Flows
Our investments at December 31, 2023 and December 31, 2022 are comprised as follows:

	December 31, 2023		December 31, 2022
($ in thousands)	Carrying Value	% of Total Investment	Carrying Value	% of Total Investment
Fixed maturities, available for sale:
U.S. Treasury obligations	$243,525	5%	$221,608	5%
U.S. Government-sponsored enterprise obligations	18,724	1%	19,934	1%
State and municipal bonds	454,381	10%	439,450	10%
Corporate debt	1,750,574	40%	1,781,452	41%
Residential mortgage-backed securities	430,137	10%	389,540	8%
Commercial mortgage-backed securities	197,861	5%	203,794	5%
Other asset-backed securities	398,395	9%	416,694	9%
Total fixed maturities, available-for-sale	3,493,597	80%	3,472,472	79%
Fixed maturities, trading	48,324	1%	43,434	1%
Total fixed maturities	3,541,921	81%	3,515,906	80%

Equity investments(1)	151,295	4%	143,738	3%
Short-term investments	235,785	5%	245,313	6%
BOLI	78,205	2%	81,746	2%
Investment in unconsolidated subsidiaries	276,756	6%	305,210	7%
Other investments	65,819	2%	95,770	2%
Total investments	$4,349,781	100%	$4,387,683	100%
(1)Includes $114.9 million and $112.1 million of investment grade bond funds as of December 31, 2023 and 2022, respectively, which are not subject to significant equity price risk.

At December 31, 2023, 99% of our investments in available-for-sale fixed maturity securities were rated and the average rating was A+. The distribution of our investments in available-for-sale fixed maturity securities by rating were as follows:

	December 31, 2023		December 31, 2022
($ in thousands)	Carrying Value	% of Total Investment	Carrying Value	% of Total Investment
Rating*
AAA	$489,121	14%	$1,008,230	29%
AA+	689,491	20%	113,659	3%
AA	206,471	6%	210,247	6%
AA-	180,827	5%	190,106	5%
A+	286,723	8%	264,950	8%
A	410,935	12%	432,442	12%
A-	374,612	11%	345,671	10%
BBB+	194,140	5%	213,794	6%
BBB	286,378	8%	305,987	9%
BBB-	138,399	4%	137,596	4%
Below investment grade	233,405	6%	249,400	7%
Not rated	3,095	1%	390	1%
Total	$3,493,597	100%	$3,472,472	100%
*Average of three NRSRO sources, presented as an S&P equivalent. Source: S&P, Copyright ©2023, S&P Global Market Intelligence
A detailed listing of our investment holdings as of December 31, 2023 is located under the Financial Information heading on the Investor Relations page of our website which can be reached directly at https://investor.proassurance.com/financial-information/quarterly-investment-supplements/default.aspx or through links from the Investor Relations section of our website, investor.proassurance.com.
We manage our investments to ensure that we will have sufficient liquidity to meet our obligations, taking into consideration the timing of cash flows from our investments, including interest payments, dividends and principal payments, as well as the expected cash flows to be generated or used by our operations. In addition to the interest and dividends we will receive from our investments, we anticipate that between $70 million and $140 million of our portfolio will mature (or be paid down) each quarter over the next twelve months and become available, if needed, to meet our cash flow requirements. In response to higher severity trends and an increase in paid losses in our HCPL line of business and our Workers' Compensation Insurance segment, we have reduced the rate of reinvestment of these cash flows in order to allow for additional cash availability. The primary outflow of cash at our insurance subsidiaries is related to paid losses and operating costs, including income taxes. The payment of individual claims cannot be predicted with certainty; therefore, we rely upon the history of paid claims in estimating the timing of future claims payments with consideration given to current and anticipated industry trends and macroeconomic conditions. To the extent that we may have an unanticipated shortfall in cash, we may either liquidate securities or borrow funds under existing borrowing arrangements through our Revolving Credit Agreement and the FHLB system. As of February 22, 2024, $175 million could be made available for use through our Revolving Credit Agreement, as discussed in this section under the heading "Debt." Given the duration of our investments, we do not foresee a shortfall that would require us to meet operating cash needs through additional borrowings. Additional information regarding our Revolving Credit Agreement is detailed in Note 10 of the Notes to Consolidated Financial Statements.
At December 31, 2023, our FAL was comprised of investment securities, primarily available-for-sale fixed maturity securities, and a nominal amount of cash and cash equivalents deposited with Lloyd's which had a fair value of $20 million. During the second quarter of 2023, we received a return of approximately $4.1 million of cash from our FAL balances related to the settlement of our participation in the results of Syndicate 1729 and Syndicate 6131 for the 2020 underwriting year. Given that we decided to no longer participate in the results of Syndicate 1729 beginning with the 2024 underwriting year, we expect to receive an additional return of FAL in the future; however, the amount of which cannot be estimated at this time. Furthermore, we received proceeds of $6.8 million associated with the sale of our remaining ownership interest in the underwriting and operations entity associated with Syndicate 1729 to unrelated third parties during 2023. Additional information regarding our FAL is detailed in Note 3 of the Notes to Consolidated Financial Statements.

Our investment portfolio continues to be primarily composed of high quality fixed income securities with approximately 93% of our fixed maturities being investment grade securities as determined by national rating agencies. The weighted average effective duration of our fixed maturity securities at December 31, 2023 was 3.25 years; the weighted average effective duration of our fixed maturity securities combined with our short-term securities was 3.05 years.
The carrying value and unfunded commitments for certain of our investments were as follows:

	Carrying Value		December 31, 2023
($ in thousands, except expected funding period)	December 31, 2023	December 31, 2022	Unfunded Commitment	Expected funding period in years
Qualified affordable housing project tax credit partnerships (1)	$666	$4,088	$118	3
All other investments, primarily investment fund LPs/LLCs	276,090	301,122	145,566	4
Total	$276,756	$305,210	$145,684
(1) The carrying value reflects our total commitments (both funded and unfunded) to the partnerships, less any amortization, since our initial investment. We fund these investments based on funding schedules maintained by the partnerships.

Investment fund LPs/LLCs are by nature less liquid and may involve more risk than other investments. We manage our risk through diversification of asset class and geographic location. At December 31, 2023, we had investments in 34 separate investment funds with a total carrying value of $276.1 million which represented approximately 6% of our total investments. Our investment fund LPs/LLCs generate earnings from trading portfolios, secured debt, debt securities, multi-strategy funds and private equity investments, and the performance of these LPs/LLCs is affected by the volatility of equity and credit markets. For our investments in LPs/LLCs, we record our allocable portion of the partnership operating income or loss as the results of the LPs/LLCs become available, typically following the end of a reporting period.
Financing Activities and Related Cash Flows
Treasury Shares
Treasury share activity for 2023, 2022 and 2021 was as follows:

(Share amounts in thousands)	2023	2022	2021
Treasury shares at the beginning of the period	9,464	9,325	9,325
Shares reacquired, at cost of $50.5 million and $3.3 million for 2023 and 2022, respectively	3,143	139	—
Treasury shares at the end of the period	12,607	9,464	9,325
We did not repurchase any common shares subsequent to December 31, 2023, and as of February 22, 2024, our remaining Board authorization was approximately $55.9 million.
ProAssurance Shareholder Dividends
Our Board declared cash dividends during 2023, 2022 and 2021 as follows:

	Quarterly Cash Dividends Declared, per Share
	2023	2022	2021
First Quarter	$0.05	$0.05	$0.05
Second Quarter	$—	$0.05	$0.05
Third Quarter	$—	$0.05	$0.05
Fourth Quarter	$—	$0.05	$0.05
Each dividend was paid in the month following the quarter in which it was declared. Cash dividends totaling $5 million were paid during the year ended December 31, 2023 and cash dividends totaling $11 million were paid during each of the years ended December 31, 2022 and 2021. In light of the price range in which our stock traded in the second quarter of 2023, the Board decided to suspend payment of a quarterly cash dividend. Instead, we used available capital to repurchase common shares pursuant to the existing share repurchase authorization. Any decision to pay future cash dividends is subject to the Board’s final determination after a comprehensive review of financial performance, future expectations and other factors deemed relevant by the Board.

Debt
Our outstanding debt consisted of the following:

($ in thousands)	December 31, 2023	December 31, 2022
Senior Notes due 2023	$—	$250,000
Contribution Certificates	179,387	177,525
Revolving Credit Agreement	125,000	—
Term Loan	125,000	—
Total principal	429,387	427,525
Less unamortized debt issuance costs	2,254	542
Debt less unamortized debt issuance costs	$427,133	$426,983
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
On April 28, 2023, we executed an amendment to the Revolving Credit Agreement, which extended the expiration from November 2024 to April 2028 and included an additional $125 million delayed draw Term Loan. The amended Revolving Credit Agreement may be used for general corporate purposes, including, but not limited to, short-term working capital, share repurchases as authorized by the Board and support for other activities. Our amended Revolving Credit Agreement permits borrowings of up to $250 million as well as the possibility of a $50 million accordion feature, if successfully subscribed. The Term Loan is available to be drawn up to $125 million during a five year period after closing, subject to customary borrowing conditions. We drew on the Revolving Credit Agreement and funded the Term Loan to refinance our Senior Notes in November 2023. We are in compliance with the financial covenants of the Revolving Credit Agreement.
Additional information regarding our debt is provided in Note 10 of the Notes to Consolidated Financial Statements.
To manage our exposure to interest rate risk due to variability in the base rate on borrowings under the amended Revolving Credit Agreement and Term Loan, we entered into two forward-starting interest rate swap agreements ("Interest Rate Swaps") on May 2, 2023, each with an effective date of December 29, 2023 and maturity date of March 31, 2028. Additional information regarding our Interest Rate Swaps is provided in Note 1 and Note 11 of the Notes to Consolidated Financial Statements.
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
Contingent Consideration
Contingent consideration is measured at fair value on the date of acquisition and remeasured at fair value each subsequent reporting period. Fair value of a liability represents the price that would be paid to transfer the liability in an orderly transaction between market participants at the measurement date considering characteristics specific to the liability. The purchase consideration in the NORCAL acquisition included contingent consideration. NORCAL policyholders who elected to receive NORCAL stock and tender it to ProAssurance are eligible for a share of contingent consideration in an amount of up to approximately $84 million. As defined in the purchase agreement, the contingent consideration is dependent upon the after-tax development of NORCAL's ultimate net losses for accident years ended on or before December 31, 2020 determined as of December 31, 2023 by a mutually agreed upon independent actuarial consultant. This independent actuarial consultant has until June 30, 2024 to complete their estimate.

Given the contingent consideration associated with the NORCAL acquisition is dependent upon the after-tax development of NORCAL's ultimate net losses between December 31, 2020 and December 31, 2023, we bifurcate changes in the contingent consideration each period between fair value changes and, if applicable, changes in estimates of NORCAL's ultimate net losses for accident years 2020 and prior. See further discussion regarding our estimates of ultimate net losses in this section under the heading "Reserve for Losses and Loss Adjustment Expenses" in the Critical Accounting Estimates section. Changes in the contingent consideration related to fair value are recognized in earnings as a component of net investment gains (losses) and changes in the contingent consideration related to changes in estimates of NORCAL's ultimate net losses for accident years 2020 and prior are recognized in earnings as component of operating expenses.
As of December 31, 2023 and December 31, 2022, the contingent consideration liability was $6.5 million and $15.0 million, respectively, carried at fair value utilizing a stochastic model (see Note 2 of the Notes to Consolidated Financial Statements). This estimate of fair value does not guarantee nor suggest that contingent consideration will ultimately be paid, and any amounts ultimately paid by the Company may be greater than or less than the $6.5 million current fair value estimate. As of December 31, 2023, our current analysis of NORCAL's reserves related to accident years 2020 and prior suggests that no contingent consideration will be due; however, the actual amount due to be paid, if any, will be determined based on an analysis to be performed by an independent actuary, as previously discussed. This remaining uncertainty is a significant component in the determination of the fair value of the liability as of December 31, 2023. See further discussion around the contingent consideration and the NORCAL acquisition in Note 2 and Note 8 of the Notes to Consolidated Financial Statements.
During the years ended December 31, 2023 and 2022, we recorded an $8.5 million and $9.0 million decrease to the contingent consideration liability, respectively. The decrease recorded during the year ended December 31, 2023 was comprised of $5.0 million related to the remeasurement of the liability to fair value and $3.5 million related to the impact of unfavorable development recognized in 2023 on NORCAL's reserves related to accident years 2020 and prior. The entire decrease in the liability of $9.0 million during the year ended December 31, 2022 related to the remeasurement of the liability to fair value. See further discussion that follows under the heading "Results of Operations."

Results of Operations - Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
Selected consolidated financial data for each period is summarized in the table below.

	Year Ended December 31
($ in thousands, except per share data)	2023	2022	Change
Revenues:
Net premiums written	$985,994	$1,014,137	$(28,143)
Net premiums earned	$977,397	$1,029,581	$(52,184)
Net investment result	135,210	100,860	34,350
Net investment gains (losses)	13,828	(33,157)	46,985
Other income	10,777	9,404	1,373
Total revenues	1,137,212	1,106,688	30,524

Expenses:
Net losses and loss adjustment expenses	800,494	776,762	23,732
Underwriting, policy acquisition and operating expenses	300,744	307,338	(6,594)
SPC U.S. federal income tax expense (benefit)	1,629	1,759	(130)
SPC dividend expense (income)	6,234	6,673	(439)
Interest expense	23,150	20,372	2,778
Goodwill impairment	44,110	—	44,110
Total expenses	1,176,361	1,112,904	63,457
Income (loss) before income taxes	(39,149)	(6,216)	(32,933)
Income tax expense (benefit)	(545)	(5,814)	5,269
Net income (loss)	$(38,604)	$(402)	$(38,202)
Non-GAAP operating income (loss)	$(7,331)	$22,911	$(30,242)
Earnings (loss) per share:
Basic	$(0.73)	$(0.01)	$(0.72)
Diluted	$(0.73)	$(0.01)	$(0.72)
Non-GAAP operating income (loss) per share:
Basic	$(0.14)	$0.42	$(0.56)
Diluted	$(0.14)	$0.42	$(0.56)
Net loss ratio	81.9%	75.4%	6.5 pts
Underwriting expense ratio	30.8%	29.9%	0.9 pts
Combined ratio	112.7%	105.3%	7.4 pts
Operating ratio	99.6%	96.0%	3.6 pts
Effective tax rate	1.4%	93.5%	(92.1 pts)
Return on equity*	(3.5%)	—%	(3.5 pts)
Non-GAAP operating return on equity*	(0.7%)	1.8%	(2.5 pts)
*See further discussion on this calculation in the Executive Summary of Operations section under the heading "Non-GAAP Operating ROE."
In all tables that follow, the abbreviation "nm" indicates that the information or the percentage change is not meaningful.

Executive Summary of Operations
The following sections provide an overview of our consolidated and segment results of operations for the year ended December 31, 2023 as compared to the year ended December 31, 2022. See the Segment Results sections that follow for additional information regarding each segment's results. For a full discussion of the changes in the financial condition, results of operations and cash flows for the year ended December 31, 2022 as compared to the year ended December 31, 2021, please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of ProAssurance's December 31, 2022 report on Form 10-K. Any significant retrospective revisions in the presentation of the changes in the financial condition, results of operations and cash flows for the year ended December 31, 2022 as compared to the year ended December 31, 2021 as reported in ProAssurance's December 31, 2022 report on Form 10-K are located in this report under the section that follows titled "Results of Operations - Year Ended December 31, 2022 Compared to Year Ended December 31, 2021."
Revenues
The following table shows our consolidated and segment net premiums earned:

	Year Ended December 31
($ in thousands)	2023	2022	Change
Net premiums earned
Specialty P&C	$755,817	$793,400	$(37,583)	(4.7%)
Workers' Compensation Insurance	160,034	166,371	(6,337)	(3.8%)
Segregated Portfolio Cell Reinsurance	61,546	69,810	(8,264)	(11.8%)
Consolidated total	$977,397	$1,029,581	$(52,184)	(5.1%)
For the year ended December 31, 2023, consolidated net premiums decreased $52.2 million as compared to 2022.
•For our Specialty P&C segment, net premiums earned decreased during 2023 as compared to 2022 due to the pro rata effect of a decrease in the volume of premium written during the preceding twelve months primarily due to competitive market conditions as well as our process of evaluating the NORCAL book of business and implementing ProAssurance's underwriting strategies in 2022, which impacted earned premium in 2023.
•For our Workers' Compensation Insurance segment, net premiums earned decreased in 2023 due to the continuation of competitive market conditions and reinsurance reinstatement premium of $1.6 million recorded in 2023 related to a reserve increase on a prior year reinsured claim, partially offset by an increase in the carried EBUB estimate of $2.9 million in 2023 as compared to $1.5 million in 2022.
•Net premiums earned in our Segregated Portfolio Cell Reinsurance segment decreased during 2023 due to the continuation of competitive workers' compensation market conditions and a decrease in audit premium billed to policyholders.
The following table shows our consolidated net investment result:

	Year Ended December 31
($ in thousands)	2023	2022	Change
Net investment income	$128,419	$95,972	$32,447	33.8%
Equity in earnings (loss) of unconsolidated subsidiaries*	6,791	4,888	1,903	38.9%
Net investment result	$135,210	$100,860	$34,350	34.1%
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

The increase in our consolidated net investment income for the year ended December 31, 2023 as compared to 2022 reflected higher average book yields as we continue to reinvest at higher rates as our portfolio matures. Our equity in earnings of unconsolidated subsidiaries increased in 2023 as compared to 2022 driven by lower amortization of tax credit operating losses, partially offset by the performance of several LP/LLCs, which reflected lower market valuations during the fourth quarter of 2022 and first quarter of 2023.

The following table shows our total consolidated net investment gains (losses):

	Year Ended December 31
($ in thousands)	2023	2022	Change
Net impairment losses recognized in earnings	$(3,111)	$(1,758)	$(1,353)	77.0%
Other net investment gains (losses)(1)	16,939	(31,399)	48,338	153.9%
Net investment gains (losses)	$13,828	$(33,157)	$46,985	141.7%
(1) Consolidated other net investment gains (losses) in 2023 and 2022 include gains of $5.0 million and $9.0 million, respectively, reflecting the change in the fair value of contingent consideration issued in connection with the NORCAL acquisition (see Note 2 and Note 8 of the Notes to Consolidated Financial Statements). We do not consider these adjustments in assessing the financial performance of any of our segments and therefore, we have excluded them from the Segment Results sections that follow. See Note 16 of the Notes to Consolidated Financial Statements for a reconciliation of our segment results to our consolidated results.

For the year ended December 31, 2023, we recognized $3.1 million of credit-related impairment losses in earnings. We did not recognize any non-credit impairment losses in OCI during the year ended December 31, 2023. The credit-related impairment losses recognized during the year ended December 31, 2023 related to a mortgage-backed security and two corporate bonds in the financial sector. For the year ended December 31, 2022, we recognized credit-related impairment losses in earnings of $1.8 million and a nominal amount of non-credit impairment losses in OCI. The credit-related and non-credit impairment losses in OCI during the year ended December 31, 2022 related to a corporate bond in the consumer sector as well as certain mortgage-backed and other asset backed securities. Additional information regarding investment impairment losses is provided in Note 3 of the Notes to Consolidated Financial Statements.
We recognized $16.9 million of other net investment gains for the year ended December 31, 2023 driven by unrealized holding gains resulting from changes in the fair value of our convertible securities and equity investments, to a lesser extent, the remeasurement of the contingent consideration liability. We recognized $31.4 million of other net investment losses for the year ended December 31, 2022 driven by unrealized holding losses resulting from changes in the fair value of our equity investments and convertible securities and, to a lesser extent, realized losses from the sale of equity investments.
Consolidated other income for the year ended December 31, 2023 as compared to 2022 was comprised as follows:

	Year Ended December 31
($ in thousands)	2023	2022	Change
Foreign currency exchange rate gains/(losses)	$(2,993)	$2,022	$(5,015)	(248.0%)
Other	13,770	7,382	6,388	86.5%
Other income	$10,777	$9,404	$1,373	14.6%
Excluding the foreign currency exchange rate gains (losses), other income increased for the year ended December 31, 2023 as compared to 2022 driven by proceeds of $6.9 million received in 2023 associated with the sale of our remaining ownership interest in the underwriting and operations entity associated with Syndicate 1729 to unrelated third parties.
Foreign currency exchange rate changes are primarily related to foreign currency denominated loss reserves associated with premium assumed from an international medical professional liability insured in our Specialty P&C segment. Our participation in this program has grown in recent years which has led to greater volatility in our results of operations even with nominal movements in exchange rates given the size of the reserve. We mitigate foreign exchange exposure by generally matching the currency and duration of associated investments to the corresponding loss reserves. In accordance with GAAP, the impact on the market value of available-for-sale fixed maturities due to changes in foreign currency exchange rates is reflected as part of OCI. Conversely, the impact of changes in foreign currency exchange rates on loss reserves is reflected through net income (loss) as a component of other income. The effect of exchange rate changes on foreign currency denominated loss reserves are reported in our Corporate segment to be consistent with the reporting of the foreign currency denominated invested assets and associated investment income.

Expenses
The following table shows our consolidated and segment net loss ratios and net prior accident year reserve development.

	Year Ended December 31
($ in millions)	2023	2022	Change
Current accident year net loss ratio
Consolidated ratio	81.3%	79.0%	2.3	pts
Specialty P&C	82.6%	81.7%	0.9	pts
Workers' Compensation Insurance	81.3%	71.8%	9.5	pts
Segregated Portfolio Cell Reinsurance	65.5%	65.3%	0.2	pts
Calendar year net loss ratio
Consolidated ratio	81.9%	75.4%	6.5	pts
Specialty P&C	82.7%	78.9%	3.8	pts
Workers' Compensation Insurance	87.1%	67.0%	20.1	pts
Segregated Portfolio Cell Reinsurance	59.1%	56.3%	2.8	pts
Favorable (unfavorable) reserve development, prior accident years
Consolidated	$(5.6)	$36.8	$(42.4)
Specialty P&C	$(0.3)	$22.5	$(22.8)
Workers' Compensation Insurance	$(9.3)	$8.0	$(17.3)
Segregated Portfolio Cell Reinsurance	$4.0	$6.3	$(2.3)
The primary drivers of the change in our consolidated current accident year net loss ratio for the year ended December 31, 2023 as compared to 2022 were as follows:

(In percentage points)	Increase (Decrease) 2023 versus 2022
Estimated ratio increase (decrease) attributable to:
Specialty P&C (1)	0.1 pts
Workers' Compensation Insurance	1.6 pts
Segregated Portfolio Cell Reinsurance	0.1 pts
NORCAL Acquisition - Purchase Accounting Adjustment	0.5 pts
Increase in the consolidated current accident year net loss ratio	2.3 pts
(1) Excludes the impact of the purchase accounting adjustment associated with the NORCAL acquisition.
•The increase in the current accident year net loss ratio in our Workers' Compensation Insurance segment for the year ended December 31, 2023 as compared to 2022 was driven by higher than expected loss trends observed in our average cost per claim which we primarily attribute to increased medical costs driven by wage inflation and medical advancements. The increase also reflected the impact of reinsurance reinstatement premium, an increase in estimated losses within the AAD and, to a lesser extent, higher ULAE. See previous discussion on reinstatement premium under the heading "Revenues."
•Our current accident year net loss ratio in our Specialty P&C and Segregated Portfolio Cell Reinsurance segments remained relatively unchanged for 2023 as compared to 2022.
•As a result of our acquisition of NORCAL, our consolidated current accident year net loss ratio in 2022 was impacted by the purchase accounting amortization of the negative VOBA associated with NORCAL's assumed unearned premium of $4.9 million, which was recorded as a reduction to current accident year net losses. As of June 30, 2022, the negative VOBA was fully amortized which resulted in a 0.5 percentage point increase in 2023 as compared 2022.

In 2023, our consolidated calendar year net loss ratio was higher than our consolidated current accident year net loss ratio due to the recognition of net unfavorable prior year reserve development, as shown in the previous table. For 2022, our consolidated calendar year net loss ratio was lower than our consolidated current accident year net loss ratio due to the recognition of net favorable prior year reserve development, as shown in the previous table. The following table shows the components of our consolidated net prior accident year reserve development:

	Year Ended December 31
($ in thousands)	2023	2022	Change
Net favorable (unfavorable) reserve development	$(13,978)	$25,934	$(39,912)	(153.9%)
NORCAL Acquisition - Purchase Accounting Amortization	8,332	10,819	(2,487)	(23.0%)
Total net favorable (unfavorable) reserve development	$(5,646)	$36,753	$(42,399)	(115.4%)
•Specialty P&C: The loss environment in our HCPL line of business continues to be challenging in some jurisdictions, as claim costs are pressured by social inflation and higher than anticipated loss severity trends which started to emerge in the fourth quarter of 2022. We are monitoring the impact that these trends have on our open case reserves and prior year development. Net unfavorable reserve development was driven by the strengthening of case reserves related to four large claims in our HCPL line of business and unfavorable development associated with our Lloyd’s Syndicates operations, partially offset by net favorable development in other lines of business, predominately in our Medical Technology Liability line of business.
The contingent consideration associated with the NORCAL acquisition is dependent upon the after-tax development of NORCAL’s 2020 and prior accident year reserves from December 31, 2020 to December 31, 2023. In the fourth quarter of 2023, we recognized unfavorable development in NORCAL’s 2020 and prior accident year reserves which was entirely offset by favorable development recognized in NORCAL’s 2021 and 2022 accident year reserves since acquisition. While these adjustments to NORCAL’s reserves had no impact to our Specialty P&C segment’s net losses or net loss ratio, they contributed to the decrease in the fair value of the contingent consideration liability of $3.5 million in 2023 which was recorded as an offset to operating expenses in the Specialty P&C segment. See additional discussion on the Contingent Consideration in the Critical Accounting Estimates section under the heading "Contingent Consideration."
•Workers' Compensation Insurance: Net unfavorable development in 2023 reflected higher than expected loss trends observed in our average cost per claim, primarily in the 2022 accident year. We are monitoring the impact that these trends have on our open case reserves and prior year development. Net unfavorable development in 2023 also reflected higher than expected loss experience attributable to one large claim from the 1997 accident year.
•Segregated Portfolio Cell Reinsurance: Net favorable development in 2023 reflected overall favorable trends in claim closing patterns related to the workers' compensation business, primarily in accident years 2016 through 2021.
See the Segment Results sections that follow for additional information regarding each segment's reserve development.
Our consolidated and segment underwriting expense ratios were as follows:

	Year Ended December 31
	2023	2022	Change
Underwriting Expense Ratio
Consolidated (1)	30.8%	29.9%	0.9	pts
Specialty P&C	25.8%	25.2%	0.6	pts
Workers' Compensation Insurance	34.4%	32.9%	1.5	pts
Segregated Portfolio Cell Reinsurance	33.2%	29.1%	4.1	pts
Corporate (2)	3.5%	3.4%	0.1	pts
(1) Consolidated underwriting expenses for 2022 include $1.9 million of transaction-related costs associated with our acquisition of NORCAL that are not included in a segment as we do not consider these costs in assessing the financial performance of any of our segments. We did not incur any transaction-related costs during 2023. See Note 16 of the Notes to Consolidated Financial Statements for a reconciliation of our segment results to our consolidated results.

(2) There are no net premiums earned associated with the Corporate segment. Ratios shown are the contribution of the Corporate segment to the consolidated ratio (Corporate operating expenses divided by consolidated net premiums earned).

The change in our consolidated underwriting expense ratio for the year ended December 31, 2023 as compared to 2022 was primarily attributable to the following:

(In percentage points)	Increase (Decrease) 2023 versus 2022
Estimated ratio increase (decrease) attributable to:
Change in Net Premiums Earned and DPAC amortization(1)	0.4 pts
Tail Premium	0.3 pts
Employee Retention Credit	(0.4 pts)
One-Time Expenses	(0.4 pts)
Contingent Consideration Remeasurement Adjustment	(0.4 pts)
Transaction-related Costs(2)	(0.2 pts)
All other, net	1.6 pts
Increase in the underwriting expense ratio	0.9 pts
(1) Excludes tail premium.
(2) See footnote 1 in the previous table for more information.
•Excluding the impact of the items specifically identified in the table above, our consolidated underwriting expense ratio increased by 1.6 percentage points in 2023 as compared to 2022 primarily driven by an increase in operating expenses in our Specialty P&C segment due to an increase in compensation-related expenses and, to a lesser extent, travel-related expenses, partially offset by a decrease in amounts accrued for performance-related incentive plans across all our operating segments.
•As shown in the previous table, our consolidated underwriting expense ratio for 2023 reflected the impact of the change in net premiums earned, excluding tail premium, in relation to the corresponding DPAC amortization resulting in a 0.4 percentage point increase in our ratio as compared to 2022 driven by the effect of reinsurance reinstatement premium recognized during the fourth quarter of 2023 in our Workers' Compensation Insurance segment (see previous discussion under the heading "Revenues").
•As shown in the previous table, our consolidated underwriting expense ratios for 2023 reflected the impact of the change in premium earned from tail policies as there is typically minimal associated acquisition costs.
•As shown in the previous table, our change in our consolidated underwriting expense ratio for 2023 also reflected the impact of a payroll tax refund of $3.8 million recognized in the first quarter of 2023 as a reduction to operating expenses in our Specialty P&C segment related to the employee retention credit available to us under the CARES Act, which resulted in a 0.4 percentage point decrease in the current period ratio. See additional discussion on the ERC in Note 1 of the Notes to Consolidated Financial Statements and previous discussion in the Liquidity section under the heading "Taxes."
•As shown in the previous table, the consolidated underwriting expense ratio for 2023 also reflects the prior year impact of one-time expenses of $3.9 million incurred in 2022 and accounted for a 0.4 percentage point decrease to our 2023 ratio. One-time expenses were mainly comprised of one-time bonuses, accelerated depreciation associated with a decommissioned IT system, employee severance charges and lease exit costs in our Specialty P&C segment.
•As shown in the previous table, our consolidated underwriting expense ratio for 2023 reflected the impact of the remeasurement of the contingent consideration liability associated with the NORCAL acquisition, which resulted in a 0.4 percentage point decrease in our 2023 ratio. As previously discussed, we recorded a reduction to operating expenses of $3.5 million related to the remeasurement of the contingent consideration liability associated with the NORCAL acquisition due to unfavorable development recognized on NORCAL's 2020 and prior accident year reserves in our Specialty P&C segment. See additional discussion on the Contingent Consideration in the Critical Accounting Estimates section under the heading "Contingent Consideration."

Taxes
Our consolidated effective tax rates for the years ended December 31, 2023 and 2022 were as follows:

($ in thousands)	Year Ended December 31
	2023	2022	Change
Income (loss) before income taxes	$(39,149)	$(6,216)	$(32,933)	(529.8%)
Income tax expense (benefit)	(545)	(5,814)	5,269	90.6%
Net income (loss)	$(38,604)	$(402)	$(38,202)	(9,503.0%)
Effective tax rate	1.4%	93.5%	(92.1 pts)
We recognized an income tax benefit of $0.5 million and $5.8 million in 2023 and 2022, respectively. Our effective tax rate for the year ended December 31, 2023 was different from the statutory federal income tax rate of 21% primarily due to a $44.1 million goodwill impairment recognized in relation to the Workers' Compensation Insurance reporting unit during the third quarter of 2023, all of which is non-deductible. See further discussion on this goodwill impairment in Note 6 of the Notes to Consolidated Financial Statements. Our effective tax rate for the year ended December 31, 2022 differed from the statutory federal income tax rate of 21% primarily due to the benefit recognized from the tax credits transferred to us from our tax credit partnership investments. See further information on other notable items impacting our effective tax rate for the years ended December 31, 2023 and 2022 in the Segment Results - Corporate section that follows under the heading "Taxes."
Operating Ratio
Our operating ratio is our combined ratio, less our investment income ratio. This ratio provides the combined effect of underwriting profitability and investment income. Our operating ratio for the years ended December 31, 2023 and 2022 was as follows:

	Year Ended December 31
	2023	2022	Change
Combined ratio	112.7%	105.3%	7.4	pts
Less: investment income ratio	13.1%	9.3%	3.8	pts
Operating ratio	99.6%	96.0%	3.6	pts
The primary drivers of the change in our operating ratio were as follows:

(In percentage points)	Increase (Decrease) 2023 versus 2022
Estimated ratio increase (decrease) attributable to:
Change in Prior Accident Year Reserve Development	4.0 pts
NORCAL Acquisition - Purchase Accounting Amortization(1)	0.7 pts
Change in Net Premiums Earned and DPAC amortization(2)	0.4 pts
Investment Results	(3.8 pts)
Employee Retention Credit	(0.4 pts)
Contingent Consideration Remeasurement Adjustment	(0.4 pts)
Transaction-related Costs	(0.2 pts)
All other, net	3.3 pts
Increase in the operating ratio	3.6 pts
(1) Includes the impact of purchase accounting amortization on current accident year net losses and prior accident year reserve development.
(2) Excludes tail premium.
Excluding the impact of the items specifically identified in the table above, our operating ratio in 2023 increased 3.3 percentage points as compared to 2022 driven by an increase in the consolidated combined ratio, the components of which are discussed in this section under the heading "Expenses" and further discussion in our Segment Operating Results sections that follow.

Non-GAAP Financial Measures
Non-GAAP Operating Income (Loss)
Non-GAAP operating income (loss) is a financial measure that is widely used to evaluate performance within the insurance sector. In calculating Non-GAAP operating income (loss), we have excluded the effects of the items listed in the following table that do not reflect normal results. We believe Non-GAAP operating income (loss) presents a useful view of the performance of our insurance operations; however, it should be considered in conjunction with net income (loss) computed in accordance with GAAP.
The following table is a reconciliation of net income (loss) to Non-GAAP operating income (loss):

	Year Ended December 31
(In thousands, except per share data)	2023	2022
Net income (loss)	$(38,604)	$(402)
Items excluded in the calculation of Non-GAAP operating income (loss):
Net investment (gains) losses(1)	(13,828)	33,157
Net investment gains (losses) attributable to SPCs which no profit/loss is retained(2)	2,925	(2,138)
Transaction-related costs(3)	—	1,862
Goodwill impairment	44,110	—
Foreign currency exchange rate (gains) losses(4)	2,993	(2,022)
Non-operating income(5)	(6,878)	—
Guaranty fund assessments (recoupments)	57	541
Pre-tax effect of exclusions	29,379	31,400
Tax effect, at 21%(6)	1,894	(8,087)
After-tax effect of exclusions	31,273	23,313
Non-GAAP operating income (loss)	$(7,331)	$22,911
Per diluted common share:
Net income (loss)	$(0.73)	$(0.01)
Effect of exclusions	0.59	0.43
Non-GAAP operating income (loss) per diluted common share	$(0.14)	$0.42
(1) Net investment gains (losses) in 2023 and 2022 include gains of $5.0 million and $9.0 million, respectively, related to the change in the fair value of contingent consideration issued in connection with the NORCAL acquisition. We have excluded these adjustments as they do not reflect normal operating results. See further discussion around the contingent consideration in Note 2 and Note 8 of the Notes to Consolidated Financial Statements and discussion on our accounting policy in the Critical Accounting Estimates section under the heading "Contingent Consideration."
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
(4) Foreign currency exchange rate gains (losses) relate to the impact of foreign exchange rate movements on foreign currency denominated loss reserves predominately associated with premium assumed from an international medical professional liability insured in our Specialty P&C segment. Our participation in this program has grown in recent years which has led to greater volatility in our results of operations even with nominal movements in exchange rates given the size of the reserve. We mitigate foreign exchange rate exposure on our Consolidated Balance Sheet by generally matching the currency and duration of associated investments to the corresponding loss reserves. In accordance with GAAP, the impact on the market value of available-for-sale fixed maturities due to changes in foreign currency exchange rates is reflected as a part of OCI. Conversely, the impact of changes in foreign currency exchange rates on loss reserves is reflected through net income (loss) as a component of other income. Therefore, we believe foreign currency exchange rate gains (losses) in our Consolidated Statements of Income and Comprehensive Income in isolation are not indicative of our operating performance.

(5) Proceeds associated with the sale of our remaining ownership interest in the underwriting and operations entity associated with Syndicate 1729 to unrelated third parties recognized in other income in our Corporate segment. We are excluding these costs as they do not reflect normal operating results and are unique and non-recurring in nature.
(6) The 21% rate is the statutory tax rate associated with the taxable or tax deductible items listed above. Our statutory tax rate was applied to these items in calculating net income (loss), excluding the 2023 goodwill impairment which is not tax deductible. In addition, the 2023 and 2022 gains related to the change in the fair value of contingent consideration are non-taxable and therefore had no associated income tax impact. The taxes associated with the net investment gains (losses) related to SPCs in our Segregated Portfolio Cell Reinsurance segment are paid by the individual SPCs and are not included in our consolidated tax provision or net income (loss); therefore, both the net investment gains (losses) from our Segregated Portfolio Cell Reinsurance segment and the adjustment to exclude the portion of net investment gains (losses) included in the SPC dividend expense (income) in the table above are not tax effected.
Non-GAAP Operating ROE
Non-GAAP operating ROE is a financial measure that is calculated as Non-GAAP operating income (loss) for the period divided by the average of beginning and ending total GAAP shareholders’ equity. As previously discussed, in calculating Non-GAAP operating income (loss), we have excluded the effects of certain items that do not reflect normal results. Non-GAAP operating ROE measures the overall after-tax profitability of our insurance operations and shows how efficiently capital is being used; however, it should be considered in conjunction with ROE computed in accordance with GAAP. The following table is a reconciliation of ROE to Non-GAAP operating ROE for the years ended December 31, 2023 and 2022:

	Year Ended December 31
	2023	2022	Change
ROE	(3.5%)	—%	(3.5	pts)
Pre-tax effect of items excluded in the calculation of Non-GAAP operating ROE	2.6%	2.4%	0.2	pts
Tax effect, at 21%(1)	0.2%	(0.6%)	0.8	pts
Non-GAAP operating ROE	(0.7%)	1.8%	(2.5	pts)
(1) The 21% rate is the statutory tax rate associated with the taxable or tax deductible items. See further discussion in footnote 6 in this section under the heading "Non-GAAP Operating Income."
Non-GAAP operating ROE in 2023 decreased by 2.5 percentage points as compared to 2022 driven by unfavorable prior accident year reserve development and, to a lesser extent, an increase in the current accident year net loss ratio in our Workers' Compensation Insurance segment, partially offset by an increase in investment income due to higher average book yields as we continue to reinvest at higher rates as our portfolio matures. See previous discussions in this section under the headings "Executive Summary of Operations" and further discussion in our Segment Operating Results sections that follow.
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

The following table is a reconciliation of our book value per share to Non-GAAP adjusted book value per share at December 31, 2023 and December 31, 2022:

Book Value Per Share
Book Value Per Share at December 31, 2022	$20.46
Less: AOCI Per Share(1)	(5.53)
Non-GAAP Adjusted Book Value Per Share at December 31, 2022	25.99
Increase (decrease) to Non-GAAP Adjusted Book Value Per Share during the year ended December 31, 2023 attributable to:
Dividends paid	(0.05)
Cumulative repurchase of shares(2)	0.59
Net income (loss)(3)	(0.76)
Other(4)	0.06
Non-GAAP Adjusted Book Value Per Share at December 31, 2023	25.83
Add: AOCI Per Share(1)	(4.01)
Book Value Per Share at December 31, 2023	$21.82
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

(3) Includes the $44.1 million goodwill impairment associated with the Workers' Compensation Insurance segment, which accounted for $0.87 of the decrease in book value per share. See further discussion on the goodwill impairment under the heading "Goodwill / Intangibles" in the Critical Accounting Estimates section and Note 6 of the Notes to Consolidated Financial Statements.

(4) Includes the impact of share-based compensation.

Segment Results - Specialty Property & Casualty
Our Specialty P&C segment focuses on professional liability insurance and medical technology liability insurance as discussed in Note 16 of the Notes to Consolidated Financial Statements. As previously discussed under the heading "ProAssurance Overview," we reorganized our segment reporting in the third quarter of 2023. As a result, the underwriting results from our participation in the results of Syndicate 1729 and Syndicate 6131 at Lloyd's of London which were previously reported in our Lloyd’s Syndicates segment are now reported in our Specialty P&C segment. We normally report results from our involvement in Lloyd's Syndicates on a quarter lag, except when information is available that is material to the current period. All prior period segment information has been recast to conform to the current period presentation and the segment reorganization had no impact on previously reported consolidated financial results. See further information regarding the segment reorganization in Note 16 of the Notes to Consolidated Financial Statements.
Segment results reflected pre-tax underwriting profit or loss from these insurance lines and included the amortization of certain purchase accounting adjustments. Segment results for the year ended December 31, 2022 exclude transaction-related costs associated with our acquisition of NORCAL as we do not consider these costs in assessing the financial performance of the segment. We did not incur any transaction-related costs during the year ended December 31, 2023. Segment results included the following:

	Year Ended December 31
($ in thousands)	2023	2022	Change
Net premiums written	$762,580	$784,020	$(21,440)		(2.7%)
Net premiums earned	$755,817	$793,400	$(37,583)		(4.7%)
Other income	4,695	5,122	(427)		(8.3%)
Net losses and loss adjustment expenses	(624,809)	(626,045)	1,236		(0.2%)
Underwriting, policy acquisition and operating expenses	(195,303)	(199,809)	4,506		(2.3%)
Segment results	$(59,600)	$(27,332)	$(32,268)		(118.1%)

Net loss ratio	82.7%	78.9%	3.8	pts
Underwriting expense ratio	25.8%	25.2%	0.6	pts
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
Gross, ceded and net premiums written were as follows:

	Year Ended December 31
($ in thousands)	2023	2022	Change
Gross premiums written	$835,430	$856,861	$(21,431)	(2.5%)
Less: Ceded premiums written	72,850	72,841	9	—%
Net premiums written	$762,580	$784,020	$(21,440)	(2.7%)

Gross Premiums Written
Gross premiums written by component were as follows:

	Year Ended December 31
($ in thousands)	2023	2022	Change
Professional Liability
HCPL
Standard Physician(1)	$419,726	$444,477	$(24,751)	(5.6%)
Specialty
Custom Physician(2)(10)	88,082	81,262	6,820	8.4%
Hospitals and Facilities(3)(10)	74,867	68,981	5,886	8.5%
Senior Care(4)(10)	7,129	6,354	775	12.2%
Reinsurance assumed(5)	47,235	43,449	3,786	8.7%
Total Specialty	217,313	200,046	17,267	8.6%
Total HCPL	637,039	644,523	(7,484)	(1.2%)
Small Business Unit(6)	99,360	102,524	(3,164)	(3.1%)
Tail Coverages(7)(10)	34,878	47,655	(12,777)	(26.8%)
Total Professional Liability	771,277	794,702	(23,425)	(2.9%)
Medical Technology Liability(8)	44,581	41,065	3,516	8.6%
Lloyd's Syndicates(9)	19,572	20,233	(661)	(3.3%)
Other	—	861	(861)	nm
Total Gross Premiums Written	$835,430	$856,861	$(21,431)	(2.5%)
(1) Standard Physician premium was our greatest source of premium revenues in 2023 and 2022 and is comprised of twelve month term policies and, for 2022, three month term policies. The decrease in Standard Physician premium for 2023 as compared to 2022 was driven by retention losses and, to a lesser extent, the impact of the conversion of three month term policies to twelve month term policies in the prior year period, partially offset by an increase in renewal pricing and new business written, including the addition of six policies totaling $9.1 million. Retention losses during 2023 generally reflect our pursuit of rate adequacy in a competitive market where other carriers may not have the same objectives, appreciate the rate need, or are attempting to gain market share despite near term underwriting losses (see additional discussion in Part I Item 1. Business under the heading "Competition"). Renewal pricing increases during 2023 reflect the rising loss cost environment and new business written reflects the competitive market conditions.
(2) Custom Physician premium includes large physician groups, multi-state physician groups and non-standard physicians and is written primarily on an excess and surplus lines basis. The increase in Custom Physician premium in 2023 as compared to 2022 was driven by new business written, including the addition of five policies totaling $6.2 million during the 2023 and, to a lesser extent, an increase in renewal pricing, partially offset by retention losses. Renewal pricing increases for 2023 reflect pricing actions taken in response to a rising loss cost environment and new business written reflects the competitive market conditions. The retention losses in our Custom Physician book in 2023 reflects our focus on underwriting discipline, the loss of a $2.2 million policy due to price competition and the loss of a $2.8 million policy due to the insured moving to a captive arrangement.
(3) Hospitals and Facilities premium (which includes hospitals, surgery centers and miscellaneous medical facilities) increased in 2023 as compared to 2022 driven by new business written, including the addition of two policies totaling $6.9 million and, to a lesser extent, an increase in renewal pricing, partially offset by retention losses. Renewal pricing increases in 2023 reflect rate increases and contract modifications that we believe are appropriate given the current loss environment and new business written reflects the competitive market conditions. Retention losses in 2023 were largely attributable to the loss of a $4.6 million policy due to the insured entering into a captive arrangement during the first quarter of 2023, which resulted in a decrease to our Specialty retention rate of 3.0 percentage points.
(4) Senior Care premium includes facilities specializing in long term residential care primarily for the elderly ranging from independent living through skilled nursing. Our Senior Care premium increased in 2023 as compared to 2022 driven by new business written and, to a lesser extent, an increase in renewal pricing, partially offset by retention losses.

(5) We offer custom alternative risk solutions including assumed reinsurance. The increase in premium in 2023 reflected an increase in premiums assumed on a quota share basis through a strategic partnership in place since 2016 with an international medical professional liability insurer and, to a lesser extent, an increase in premiums assumed through a reinsurance arrangement with a hospital captive insurance company.
(6) Our Small Business Unit is comprised of premium associated with podiatrists, legal professionals, dentists and chiropractors. Our Small Business Unit premium decreased in 2023 as compared to 2022 driven by retention losses, partially offset by an increase in renewal pricing and, to a lesser extent, new business written. The increase in renewal pricing in 2023 was primarily the result of an increase in the rate charged for certain renewed policies in select states.
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
(8) Our Medical Technology Liability business is marketed throughout the U.S.; coverage is offered on a primary and excess basis, within specified limits, to manufacturers and distributors of medical technology and life sciences products including entities conducting human clinical trials. In addition to the previously listed factors that affect our premium volume, our Medical Technology Liability premium is also impacted by the sales volume of insureds. Our Medical Technology Liability premium increased in 2023 as compared to 2022 driven by new business written, timing differences primarily related to the prior year renewal of one policy and, to a lesser extent, an increase in renewal pricing, partially offset by retention losses. Renewal pricing increases in 2023 are primarily due to changes in the sales volume and changes in exposure of certain insureds. Retention losses in 2023 are primarily attributable to insureds no longer needing coverage, insureds no longer in business, an increase in competition on terms and pricing, cancellation for non-payment, as well as merger activity within the industry.
(9) Our Lloyd's Syndicates business includes the results from our participation in Syndicate 1729 and Syndicate 6131 at Lloyd's of London. For each of the 2023 and 2022 underwriting years our participation in the results of Syndicate 1729 is approximately 5%. Effective January 1, 2022, Syndicate 6131 ceased underwriting on a quota share basis with Syndicate 1729. Due to the quarter lag, our ceased participation in Syndicate 6131 was not reflected in our results until the second quarter of 2022. Our Lloyd’s Syndicates premium decreased during 2023 as compared to 2022 driven by our ceased participation in Syndicate 6131 for the 2022 underwriting year, partially offset by volume increases on renewal business and renewal pricing increases, primarily on property insurance and casualty coverages.
(10) Certain components of our gross premiums written include alternative market premiums. We currently cede either all or a portion of the alternative market premium, net of reinsurance, to three SPCs of our wholly owned Cayman Islands reinsurance subsidiary, Inova Re, which is reported in our Segregated Portfolio Cell Reinsurance segment (see further discussion in the Ceded Premiums Written section that follows). The portion not ceded to the SPCs is retained within our Specialty P&C segment.

	Year Ended December 31
($ in millions)	2023	2022	Change
Custom Physician	$2.1	$2.0	$0.1	5.0%
Hospitals and Facilities	—	0.1	(0.1)	nm
Senior Care	4.5	4.8	(0.3)	(6.3%)
Tail Coverages	0.1	4.9	(4.8)	(98.0%)
Total	$6.7	$11.8	$(5.1)	(43.2%)
Alternative market gross premiums written decreased in 2023 as compared to 2022 driven by the prior year impact of tail coverage, primarily related to one program in which we do not participate in the underwriting results.
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

The change in renewal pricing for our Specialty P&C segment, including by major component, was as follows:

Year Ended December 31
2023
Specialty P&C segment*	6%
HCPL
Standard Physician	6%
Specialty	10%
Total HCPL	7%
Small Business Unit	4%
Medical Technology Liability	1%
* Excludes Lloyd's Syndicates premium.
New business written by major component on a direct basis was as follows:

	Year Ended December 31
(In millions)	2023	2022
HCPL
Standard Physician	$22.6	$9.8
Specialty	31.2	19.1
Total HCPL	53.8	28.9
Small Business Unit	3.3	3.8
Medical Technology Liability	7.7	4.6
Total	$64.8	$37.3
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
Retention for our Specialty P&C segment, including by major component, was as follows:

	Year Ended December 31
	2023	2022
Specialty P&C segment*	85%	84%
HCPL
Standard Physician	87%	88%
Specialty	78%	69%
Total HCPL	85%	82%
Small Business Unit	89%	91%
Medical Technology Liability	82%	90%
*Excludes Lloyd's Syndicates premium.

Ceded Premiums Written
Ceded premiums represent the amounts owed to our reinsurers for their assumption of a portion of our losses. Our HCPL and Medical Technology Liability excess of loss reinsurance arrangements renew annually on October 1. For the October 1, 2023 renewal, both our HCPL and Medical Technology Liability treaties renewed at a higher rate than the previous treaties and we continue to generally retain the first $2 million in risk insured by us and cede coverages in excess of this amount. For our HCPL coverages in excess of $2 million, we generally retain from 9% to 9.5% of the next $24 million of risk which increased from a retention of 0% to 5% in the expiring treaty. For our Medical Technology Liability treaty, we do not retain any of the next $8 million of risk for coverages in excess of $2 million. All other material terms were consistent with the expiring treaties.
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
Ceded premiums written were as follows:

	Year Ended December 31
($ in thousands)	2023	2022	Change
Excess of loss reinsurance arrangements (1)	$40,191	$38,005	$2,186	5.8%
Other shared risk arrangements (2)	20,893	19,049	1,844	9.7%
Premium ceded to SPCs (3)	5,640	10,902	(5,262)	(48.3%)
Other ceded premiums written	8,552	7,713	839	10.9%
Adjustment to premiums owed under reinsurance agreements, prior accident years, net (4)	(2,426)	(2,828)	402	(14.2%)
Total ceded premiums written	$72,850	$72,841	$9	—%
(1)We generally reinsure risks under our excess of loss reinsurance arrangements pursuant to which the reinsurers agree to assume all or a portion of all risks that we insure above our individual risk retention levels. Premium due to reinsurers is based on a rate factor applied to gross premiums written subject to cession under the arrangement. The increase in ceded premiums written under our excess of loss reinsurance arrangements in 2023 as compared to 2022 was driven by an increase in the overall volume of gross premiums written subject to cession and the impact of prior year adjustments on certain of our reinsurance arrangements reaching maximum limits eligible for cession on certain treaty years.
(2)We have entered into various shared risk arrangements, including quota share, fronting and captive arrangements, with certain large healthcare systems and other insurance entities. While we cede a large portion of the premium written under these arrangements, they provide us an opportunity to grow net premium through strategic partnerships. Ceded premiums written under these arrangements increased in 2023 as compared to 2022 driven by an increase in premium ceded under a particular arrangement with a hospital group and an existing insured entering into an arrangement during the first quarter of 2023.
(3)As previously discussed, as a part of our alternative market solutions, all or a portion of certain healthcare premium written is ceded to SPCs in our Segregated Portfolio Cell Reinsurance segment under either excess of loss or quota share reinsurance agreements, depending on the structure of the individual program. See the Segment Results - Segregated Portfolio Cell Reinsurance section for further discussion on the cession to the SPCs from our Specialty P&C segment. Premiums ceded to SPCs in 2023 decreased as compared to 2022 driven by the prior year impact of tail coverage, primarily related to one program in which we do not participate in the underwriting results.
(4)Given the length of time that it takes to resolve our claims, many years may elapse before all losses recoverable under a reinsurance arrangement are known. As a part of the process of estimating our loss reserve we also make estimates regarding the amounts recoverable under our reinsurance arrangements. As previously discussed, the premiums ultimately ceded under certain of our swing rated excess of loss reinsurance arrangements are subject to the losses ceded under the arrangements. As part of the review of our reserves for 2023 and 2022, we recorded a net decrease in our estimate of ceded premiums owed to reinsurers due to a decrease in our estimate of expected losses and associated recoveries for prior year ceded losses. Changes to estimates of premiums ceded related to prior accident years are fully earned in the period the changes in estimates occur.

Ceded Premiums Ratio
As shown in the table below, our ceded premiums ratio was affected in both 2023 and 2022 by revisions to our estimate of premiums owed to reinsurers related to coverages provided in prior accident years. The ceded premiums ratio was as follows:

	Year Ended December 31
	2023	2022	Change
Ceded premiums ratio	8.7%	8.5%	0.2	pts
Less the effect of adjustments in premiums owed under reinsurance agreements, prior accident years (as previously discussed)	(0.3%)	(0.3%)	—	pts
Ratio, current accident year	9.0%	8.8%	0.2	pts
The above table reflects ceded premiums written, excluding the effect of prior year ceded premium adjustments, as previously discussed, as a percent of gross premiums written. Our current accident year ceded premiums ratio remained relatively unchanged for 2023 as compared to 2022.
Net Premiums Earned
Net premiums earned consist of gross premiums earned less the portion of earned premiums that we cede to our reinsurers for their assumption of a portion of our losses. Because premiums are generally earned pro rata over the entire policy period, fluctuations in premiums earned tend to lag those of premiums written. The majority of our policies carry a term of one year; however, some of our Medical Technology Liability policies have a multi-year term. Tail coverage premiums are generally 100% earned in the period written because the policies insure only incidents that occurred in prior periods and are not cancellable. Retroactive coverage premiums are 100% earned at the inception of the contract, as all of the associated underlying loss events occurred in the past. Additionally, any ceded premium changes due to changes to estimates of premiums owed under reinsurance agreements for prior accident years are fully earned in the period of change.
Net premiums earned were as follows:

	Year Ended December 31
($ in thousands)	2023	2022	Change
Gross premiums earned	$826,907	$861,986	$(35,079)	(4.1%)
Less: Ceded premiums earned	71,090	68,586	2,504	3.7%
Net premiums earned	$755,817	$793,400	$(37,583)	(4.7%)
Gross premiums earned decreased in 2023 as compared to 2022 driven by the pro rata effect of a decrease in the volume of written premium during the preceding twelve months due to competitive market conditions, our process of evaluating the NORCAL book of business and implementing ProAssurance's underwriting strategies and, to a lesser extent, our ceased participation in Syndicate 6131 for the 2022 underwriting year.
Ceded premiums earned during both 2023 and 2022 included prior accident year ceded premium adjustments under swing rated reinsurance agreements (see previous discussion in footnote 4 under the heading "Ceded Premiums Written"). After removing the effect of the prior accident year ceded premium adjustment from both years, ceded premiums earned increased by $2.1 million in 2023 as compared to 2022 driven by the pro rata effect of an increase in premium ceded under our excess of loss arrangements during the preceding twelve months.
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

The following table summarizes calendar year net loss ratios for our Specialty P&C segment by separating losses between the current accident year and all prior accident years. The net loss ratios for our Specialty P&C segment were as follows:

	Net Loss Ratios (1)
	Year Ended December 31
	2023	2022	Change
Calendar year net loss ratio	82.7%	78.9%	3.8	pts
Less impact of prior accident years on the net loss ratio	0.1%	(2.8%)	2.9	pts
Current accident year net loss ratio(2)	82.6%	81.7%	0.9	pts
(1)Net losses, as specified, divided by net premiums earned.
(2)For the year ended December 31, 2023, our current accident year net loss ratio (as shown in the table above), increased 0.9 percentage points as compared to 2022. The change in our current accident year net loss ratio was primarily attributable to the following:

(In percentage points)	Increase (Decrease) 2023 versus 2022
Estimated ratio increase (decrease) attributable to:
Lloyd's Syndicates	0.5 pts
NORCAL Acquisition - Purchase Accounting Amortization	0.6 pts
All other, net	(0.2 pts)
Increase in current accident year net loss ratio	0.9 pts
•Excluding the impact of the items specifically identified in the table above, our current accident year net loss ratio remained relatively unchanged as compared to 2022. While we increased certain expected loss ratios in our HCPL line of business during the first quarter of 2023, this was more than offset by changes in the mix of business. We continue to observe higher than anticipated loss severity trends in select jurisdictions that started to emerge in the fourth quarter of 2022 and, as a result, we increased certain expected loss ratios in our HCPL line of business during the first quarter of 2023.
•As a result of our acquisition of NORCAL, our current accident year net loss ratio in 2022 was impacted by the purchase accounting amortization of $4.9 million related to the negative VOBA associated with NORCAL's assumed unearned premium which was recorded as a reduction to current accident year net losses. As of June 30, 2022, the negative VOBA was fully amortized which resulted in a 0.6 percentage point increase in the year ended December 31, 2023 ratio as compared to the prior year period.
We re-evaluate our previously established reserve each quarter based upon the most recently completed actuarial analysis supplemented by any new analysis, information or trends that have emerged since the date of that study. We also take into account currently available industry trend information.
The following table shows the components of our net prior accident year reserve development:

	Year Ended December 31
($ in thousands)	2023	2022	Change
Net favorable (unfavorable) reserve development	$(8,660)	$11,667	$(20,327)	(174.2%)
NORCAL Acquisition - Purchase Accounting Amortization	8,332	10,819	(2,487)	(23.0%)
Total net favorable (unfavorable) reserve development	$(328)	$22,486	$(22,814)	(101.5%)
2023: The loss environment in our HCPL line of business continues to be challenging in some jurisdictions, as claim costs are pressured by social inflation and higher than anticipated loss severity trends which started to emerge in the fourth quarter of 2022. We are monitoring the impact that these trends have on our open case reserves and prior year development. Net unfavorable reserve development was driven by the strengthening of case reserves related to four large claims in our HCPL line of business (-$10.1 million) and unfavorable development associated with our Lloyd’s Syndicates operations (-$3.1 million), partially offset by net favorable development in other lines of business, predominately in our Medical Technology Liability line of business.

The contingent consideration associated with the NORCAL acquisition is dependent upon the after-tax development of NORCAL’s 2020 and prior accident year reserves from December 31, 2020 to December 31, 2023. In the fourth quarter of 2023, we recognized unfavorable development in NORCAL’s 2020 and prior accident year reserves which was entirely offset by favorable development recognized in NORCAL’s 2021 and 2022 accident year reserves since acquisition. While these adjustments to NORCAL’s reserves had no impact to the segment’s net losses or net loss ratio, they contributed to the decrease in the fair value of the contingent consideration liability of $3.5 million in 2023 which was recorded as an offset to operating expenses in the segment. See further discussion that follows under the heading “Underwriting, Policy Acquisition and Operating Expenses.”
2022: Net favorable reserve development was driven by favorable development recognized in our Medical Technology Liability line of business (+$5.0 million), favorable development recognized in Small Business Unit line of business (+4.0 million), the remaining decrease to our previous IBNR reserve for COVID-19 (+$9.0 million) and net favorable development in our HCPL line of business (+$5.0 million), partially offset by unfavorable development associated with our Lloyd’s Syndicates operations (-$7.3 million) and increase to our reserve for potential ECO/XPL claims (-$4.0 million).
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
Underwriting, Policy Acquisition and Operating Expenses
Our Specialty P&C segment underwriting, policy acquisition and operating expenses were comprised as follows:

	Year Ended December 31
($ in thousands)	2023	2022	Change
DPAC amortization	$101,691	$97,757	$3,934	4.0%
Management fees	3,894	4,763	(869)	(18.2%)
Other underwriting and operating expenses	89,718	97,289	(7,571)	(7.8%)
Total	$195,303	$199,809	$(4,506)	(2.3%)
DPAC amortization increased in 2023 as compared to 2022 primarily due to an increase in compensation-related expenses due to an increase in headcount and, to a lesser extent, an increase in agency commissions. In addition, DPAC amortization for 2022 reflected the impact of purchase accounting from the NORCAL acquisition which resulted in DPAC amortization being approximately $1.0 million lower than would have otherwise been recognized for the period due to the application of GAAP purchase accounting rules. Under these purchase accounting rules, the capitalized policy acquisition costs for NORCAL policies written prior to the acquisition date were written off through purchase accounting on May 5, 2021 rather than being expensed pro rata over the remaining term of the associated policies.
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
Other underwriting and operating expenses decreased in 2023 as compared to 2022 primarily attributable to the following:
•Certain one-time expenses of $3.9 million incurred during 2022 and a decrease in amounts accrued for performance-related incentive plans in 2023 due to the decline of the related performance metrics. One-time expenses during 2022 were mainly comprised of one-time bonuses, accelerated depreciation associated with a decommissioned IT system, employee severance charges and lease exit costs.
•A claim for a payroll tax refund of $3.8 million recognized in 2023 as a reduction to operating expenses related to the employee retention credit available to us under the CARES Act. See additional discussion on the ERC in Note 1 of the Notes to Consolidated Financial Statements and previous discussion in the Liquidity section under the heading "Taxes."

•A reduction to operating expenses of $3.5 million in 2023 related to the remeasurement of the contingent consideration liability associated with the NORCAL acquisition due to unfavorable development recognized on NORCAL's 2020 and prior accident year reserves during the year. See additional discussion on the contingent consideration in the previous section under the heading "Losses and Loss Adjustment Expenses" and in the Critical Accounting Estimates section under the heading "Contingent Consideration."
•The decrease in other underwriting and operating expenses was partially offset by an increase in compensation-related expenses in 2023 due to organizational structure changes and the movement of certain employees from the Corporate segment to the Specialty P&C segment beginning in the third quarter of 2022.
Underwriting Expense Ratio (the Expense Ratio)
Our expense ratio for the Specialty P&C segment was as follows:

	Year Ended December 31
	2023	2022	Change
Underwriting expense ratio	25.8%	25.2%	0.6	pts
The change in our expense ratio in 2023 as compared to 2022 was primarily attributable to the following:

(In percentage points)	Increase (Decrease) 2023 versus 2022
Estimated ratio increase (decrease) attributable to:
Change in Net Premiums Earned and DPAC amortization	0.7 pts
One-Time Expenses	(0.5 pts)
Employee Retention Credit	(0.5 pts)
Contingent Consideration Remeasurement Adjustment	(0.5 pts)
All other, net	1.4 pts
Increase in the underwriting expense ratio	0.6 pts
Excluding the impact of the items specifically identified in the table above, our expense ratio increased in 2023 by 1.4 percentage points as compared to 2022 primarily driven by higher compensation-related expenses due to the aforementioned organizational structure changes in 2022 and, to a lesser extent, an increase in travel-related expenses, partially offset by a decrease in amounts accrued for performance-related incentive plans.

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

	Year Ended December 31
($ in thousands)	2023	2022	Change
Net premiums written	$162,285	$160,760	$1,525	0.9%

Net premiums earned	$160,034	$166,371	$(6,337)	(3.8%)
Other income	1,854	2,201	(347)	(15.8%)
Net losses and loss adjustment expenses	(139,322)	(111,407)	(27,915)	25.1%
Underwriting, policy acquisition and operating expenses	(55,061)	(54,737)	(324)	0.6%
Segment results	$(32,495)	$2,428	$(34,923)	(1,438.3%)

Net loss ratio	87.1%	67.0%	20.1 pts
Underwriting expense ratio	34.4%	32.9%	1.5 pts

Premiums Written
Our workers’ compensation premium volume is driven by five primary factors: (1) the amount of new business written, (2) retention of our existing book of business, (3) premium rates charged on our renewal book of business, (4) changes in payroll exposure and (5) audit premium.
Gross, ceded and net premiums written were as follows:

	Year Ended December 31
($ in thousands)	2023	2022	Change
Gross premiums written	$246,857	$247,132	$(275)	(0.1%)
Less: Ceded premiums written	84,572	86,372	(1,800)	(2.1%)
Net premiums written	$162,285	$160,760	$1,525	0.9%

Gross Premiums Written
Gross premiums written by product were as follows:

	Year Ended December 31
($ in thousands)	2023	2022	Change
Traditional business:
Guaranteed cost	$137,088	$135,847	$1,241	0.9%
Policyholder dividend	22,829	21,547	1,282	5.9%
Deductible	5,061	4,705	356	7.6%
Retrospective	2,749	3,123	(374)	(12.0%)
Other	6,376	7,286	(910)	(12.5%)
Change in EBUB estimate	2,900	1,450	1,450	100.0%
Total traditional business(1)	177,003	173,958	3,045	1.8%
Alternative market business(2)	69,854	73,174	(3,320)	(4.5%)
Total	$246,857	$247,132	$(275)	(0.1%)
(1) Gross premiums written in our traditional business reflect the continuation of competitive workers' compensation market conditions, including the impact of compounded state loss cost reductions in our core operating territories. For the year ended December 31, 2023, new business written and audit premium, including changes in our carried EBUB estimate, drove the increase in gross written premium, partially offset by lower renewal premium. New business writings in 2023 increased to $22.0 million as compared to $14.1 million in 2022. Policy audits processed in 2023 resulted in audit premium billed to policyholders totaling $9.1 million as compared to $8.2 million in 2022. We increased our carried EBUB estimate in 2023 based on recent audit trends and our expectation of higher levels of audit premium due to wage inflation. Renewal premium results in 2023 reflected premium retention of 83% and rate decreases of 5%, partially offset by an increase in payroll exposure.
(2) A majority of alternative market premiums are ceded to SPCs in our Segregated Portfolio Cell Reinsurance segment. See further discussion on alternative market gross premiums written in our Segment Operating Results - Segregated Portfolio Cell Reinsurance section under the heading "Gross Premiums Written" that follows. We retained 100% of the twenty-four workers' compensation alternative market programs that were up for renewal during the year ended December 31, 2023.
New business, audit premium, renewal retention and renewal price changes for our traditional business and the alternative market business are shown in the table below:

	Year Ended December 31
	2023			2022
($ in millions)	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results
New business	$22.0	$4.2	$26.2	$14.1	$3.6	$17.7
Audit premium (excluding EBUB)	$9.1	$3.6	$12.7	$8.2	$5.4	$13.6
Retention rate (1)	83%	89%	85%	82%	87%	83%
Change in renewal pricing (2)	(5%)	(5%)	(5%)	(5%)	(4%)	(5%)
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

Ceded Premiums Written
Ceded premiums written were as follows:

	Year Ended December 31
($ in thousands)	2023	2022	Change
Premiums ceded to SPCs(1)	$64,619	$68,035	$(3,416)	(5.0%)
Premiums ceded to external reinsurers(2)	16,564	14,177	2,387	16.8%
Premiums ceded to unaffiliated captive insurers(1)	5,235	5,139	96	1.9%
Change in return premium estimate under external reinsurance(3)	(667)	297	(964)	(324.6%)
Estimated revenue share under external reinsurance(4)	(1,179)	(1,276)	97	(7.6%)
Total ceded premiums written	$84,572	$86,372	$(1,800)	(2.1%)
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

(2) Under our external reinsurance treaty for traditional business, we retain the first $0.5 million in risk insured by us and cede losses in excess of this amount on each loss occurrence, subject to an AAD, equal to 3.5% of subject earned premium for the treaty years effective May 1, 2023 and 2022. Premiums ceded under our traditional reinsurance treaty are based on premiums earned during the treaty period. Our ceded premium increased for the year ended December 31, 2023 as compared to the same period in 2022, reflecting higher reinsurance rates at our May 1, 2023 renewal and reinstatement premium of $1.6 million that was recognized during the fourth quarter of 2023 related to a reserve increase on a prior year reinsured claim.

(3) Changes in the return premium estimate reflect adjustments to our estimate of expected future recovery of ceded premium based on the underlying loss experience of our reinsurance treaties that include a provision for return premium. Increases in reinsured losses reduce the return premium estimate, while decreases in reinsured losses increase the return premium estimate.

(4) We are party to a revenue sharing agreement with our reinsurance broker under which we participate in the broker's revenue earned under our reinsurance treaties based on the volume of premium ceded. We estimate the amount of revenue we expect to receive under this agreement as premiums are recognized and ceded to the reinsurers.

Ceded Premiums Ratio
Ceded premiums ratio was as follows:

	Year Ended December 31
	2023	2022	Change
Ceded premiums ratio, as reported	34.6%	34.1%	0.5	pts
Less the effect of:
Premiums ceded to SPCs (100%)	23.6%	24.6%	(1.0	pts)
Premiums ceded to unaffiliated captive insurers (100%)	2.6%	2.2%	0.4	pts
Change in return premium estimate under external reinsurance	(0.4%)	0.1%	(0.5	pts)
Estimated revenue share	(0.7%)	(0.7%)	—	pts
Assumed premiums earned (not ceded to external reinsurers)	(0.3%)	(0.3%)	—	pts
Change in reinstatement premium	0.4%	—%	0.4	pts
EBUB estimate	(0.1%)	—%	(0.1	pts)
Ceded premiums ratio (related to external reinsurance), less the effects of above	9.5%	8.2%	1.3	pts
The above table reflects traditional ceded premiums earned as a percent of traditional gross premiums earned. As discussed above, premiums ceded under our traditional reinsurance treaty are based on premiums earned during the treaty period. The increase in the ceded premiums ratio in 2023 as compared to 2022 primarily reflected the higher reinsurance rates.

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
Net premiums earned were as follows:

	Year Ended December 31
($ in thousands)	2023	2022	Change
Gross premiums earned	$244,873	$252,452	$(7,579)	(3.0%)
Less: Ceded premiums earned	84,839	86,081	(1,242)	(1.4%)
Net premiums earned	$160,034	$166,371	$(6,337)	(3.8%)
Net premiums earned decreased during the year ended December 31, 2023 as compared to 2022 primarily driven by the continuation of competitive market conditions resulting in lower renewal premium during the preceding twelve months, and reinstatement premium of $1.6 million recognized during the fourth quarter of 2023, partially offset by higher audit premium, including the increase in our carried EBUB estimate. See previous discussion on reinstatement premium in footnote 2 under the heading "Ceded Premiums Written."
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

	Year Ended December 31
	2023	2022	Change
Calendar year net loss ratio	87.1%	67.0%	20.1	pts
Less impact of prior accident years on the net loss ratio	5.8%	(4.8%)	10.6	pts
Current accident year net loss ratio	81.3%	71.8%	9.5	pts
Less estimated ratio increase (decrease) attributable to:
Change in ULAE	6.4%	5.9%	0.5	pts
Change in the AAD (1)	3.6%	3.0%	0.6	pts
Change in reinstatement premium	1.0%	—%	1.0	pts
Current accident year net loss ratio, excluding the effect of items above	70.3%	62.9%	7.4	pts
(1) See previous discussion of the AAD under the heading "Ceded Premiums Written."
During the second half of 2023, we increased our current accident year net loss ratio and recognized unfavorable prior accident year reserve development, which reflected higher than expected loss trends observed in our average cost per claim. We continue to observe a reduction in reported claim frequency trends; however, the lower frequency is being more than offset by an increase in our average cost per claim in both the 2023 and 2022 accident years, which we attribute to increased medical costs driven by wage inflation and medical advancements. As shown in the previous table, the 2023 current accident year net loss ratio also reflects the impact of the aforementioned reinstatement premium and an increase in the ULAE ratio. The increase in the ULAE ratio primarily reflected lower net premiums earned.

Calendar year incurred losses (excluding IBNR) in excess of our per occurrence reinsurance retention, before consideration of the AAD, increased $11.8 million in 2023 as compared to 2022, primarily reflecting unfavorable reserve development on one prior accident year reinsured claim. We recognized losses within the AAD totaling $5.8 million for the year ended December 31, 2023 as compared to $5.0 million in 2022. Accident year reported loss activity in excess of our per occurrence reinsurance retention totaled $2.2 million for 2023 as compared to $4.3 million in 2022.
We recognized net unfavorable prior year reserve development of $9.3 million for the year ended December 31, 2023 as compared to net favorable prior year development of $8.0 million for 2022. The net unfavorable prior year reserve development for the year ended December 31, 2023 reflected higher than expected average claim costs primarily in the 2022 accident year and higher than expected loss experience primarily attributable to a large claim from the 1997 accident year. The net favorable prior year development for the year ended December 31, 2022 reflected overall favorable trends in claim closing patterns primarily related to accident years 2020 and prior.
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
Our Workers' Compensation Insurance segment underwriting, policy acquisition and operating expenses were comprised as follows:

	Year Ended December 31
($ in thousands)	2023	2022	Change
DPAC amortization	$29,486	$29,585	$(99)	(0.3%)
Management fees	1,846	1,853	(7)	(0.4%)
Other underwriting and operating expenses	36,996	37,146	(150)	(0.4%)
Policyholder dividend expense	1,018	902	116	12.9%
SPC ceding commission offset	(14,285)	(14,749)	464	(3.1%)
Total	$55,061	$54,737	$324	0.6%
DPAC amortization was relatively unchanged for the year ended December 31, 2023 as compared to 2022, which reflected lower premium earned, partially offset by higher acquisition-related costs.
Other underwriting and operating expenses decreased slightly for the year ended December 31, 2023 as compared to 2022, primarily reflecting an increase in ULAE allocated to net losses and loss adjustment expenses and lower compensation-related costs, partially offset by higher IT and travel-related expenses. The decrease in compensation-related costs primarily reflected lower amounts accrued for performance-related incentive plans due to the decline of the related performance metrics, partially offset by higher salary costs. See additional discussion on ULAE in the previous section under the heading "Losses and Loss Adjustment Expenses."
As previously discussed, alternative market premiums written by our Workers' Compensation Insurance segment are 100% ceded, less a ceding commission, to either the SPCs in our Segregated Portfolio Cell Reinsurance segment or unaffiliated captive insurers. The ceding commission charged to the SPCs consists of an amount for fronting fees, cell rental fees, commissions, premium taxes, claims administration fees and risk management fees. The fronting fees, commissions, premium taxes and risk management fees are recorded as an offset to underwriting, policy acquisition and operating expenses. Cell rental fees are recorded as a component of other income and claims administration fees are recorded as ceded ULAE. The decrease in SPC ceding commissions earned for the year ended December 31, 2023 as compared to 2022, primarily reflected the decrease in alternative market ceded earned premium.

Underwriting Expense Ratio (the Expense Ratio)
The underwriting expense ratio included the impact of the following:

	Year Ended December 31
	2023	2022	Change
Underwriting expense ratio, as reported	34.4%	32.9%	1.5	pts
Less estimated ratio increase (decrease) attributable to:
Impact of ceding commissions received from SPCs	1.8%	3.9%	(2.1	pts)
Impact of audit premium	(2.0%)	(1.2%)	(0.8	pts)
Impact of reinstatement premium	0.3%	—%	0.3	pts
Underwriting expense ratio, less listed effects	34.3%	30.2%	4.1	pts
Excluding the items noted in the table above, the expense ratio increased for the year ended December 31, 2023, primarily reflecting the impact of lower net premiums earned due to the continuation of competitive market conditions.

Segment Results - Segregated Portfolio Cell Reinsurance
The Segregated Portfolio Cell Reinsurance segment includes the results (underwriting profit or loss, plus investment results, net of U.S. federal income taxes) of SPCs at Inova Re and Eastern Re, our Cayman Islands SPC operations, as discussed in Note 17 of the Notes to Consolidated Financial Statements. SPCs are segregated pools of assets and liabilities that provide an insurance facility for a defined set of risks. Assets of each SPC are solely for the benefit of that individual cell and each SPC is solely responsible for the liabilities of that individual cell. Assets of one SPC are statutorily protected from the creditors of the others. Each SPC is owned, fully or in part, by an individual company, agency, group or association and the results of the SPCs are attributable to the participants of that cell. We participate to a varying degree in the results of selected SPCs and, for the SPCs in which we participate, our participation interest ranges from a low of 15% to a high of 85%. SPC results attributable to external cell participants are reported as an SPC dividend (expense) income in our Segregated Portfolio Cell Reinsurance segment. In addition, our Segregated Portfolio Cell Reinsurance segment includes the investment results of the SPCs as the investments are solely for the benefit of the cell participants and investment results attributable to external cell participants are reflected in the SPC dividend (expense) income. As of December 31, 2023, there were twenty-seven (four inactive) SPCs. The SPCs assume workers' compensation insurance, healthcare professional liability insurance or a combination of the two from our Workers' Compensation Insurance and Specialty P&C segments. As of December 31, 2023, there were two SPCs that assumed both workers' compensation insurance and healthcare professional liability insurance and one SPC that assumed only healthcare professional liability insurance.
Segment results reflects our share of the underwriting and investment results of the SPCs in which we participate, and included the following:

	Year Ended December 31
($ in thousands)	2023	2022	Change
Net premiums written	$61,129	$69,357	$(8,228)	(11.9%)

Net premiums earned	$61,546	$69,810	$(8,264)	(11.8%)
Net investment income	2,289	1,029	1,260	122.4%
Net investment gains (losses)	3,680	(3,067)	6,747	220.0%
Other income	5	2	3	150.0%
Net losses and loss adjustment expenses	(36,363)	(39,310)	2,947	(7.5%)
Underwriting, policy acquisition and operating expenses	(20,457)	(20,316)	(141)	0.7%
SPC U.S. federal income tax (expense) benefit (1)	(1,629)	(1,759)	130	(7.4%)
SPC net results	9,071	6,389	2,682	42.0%
SPC dividend (expense) income (2)	(6,234)	(6,673)	439	(6.6%)
Segment results (3)	$2,837	$(284)	$3,121	1,098.9%

Net loss ratio	59.1%	56.3%	2.8 pts
Underwriting expense ratio	33.2%	29.1%	4.1 pts
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
Gross, ceded and net premiums written were as follows:

	Year Ended December 31
($ in thousands)	2023	2022	Change
Gross premiums written	$70,259	$78,937	$(8,678)	(11.0%)
Less: Ceded premiums written	9,130	9,580	(450)	(4.7%)
Net premiums written	$61,129	$69,357	$(8,228)	(11.9%)
Gross Premiums Written
Gross premiums written reflected reinsurance premiums assumed by component as follows:

	Year Ended December 31
($ in thousands)	2023	2022	Change
Workers' compensation	$64,619	$68,035	$(3,416)	(5.0%)
Healthcare professional liability	5,640	10,902	(5,262)	(48.3%)
Gross Premiums Written	$70,259	$78,937	$(8,678)	(11.0%)
Gross premiums written for the years ended December 31, 2023 and 2022 were primarily comprised of workers' compensation coverages assumed from our Workers' Compensation Insurance segment. Workers' compensation gross premiums written decreased during the year ended December 31, 2023 as compared to 2022 driven by lower renewal and audit premium. Renewal premium for 2023 reflected retention of 89% and rate decreases of 5%, partially offset by an increase in payroll exposure. The decrease in healthcare professional liability gross premiums written in 2023 as compared to 2022 primarily reflected the prior year impact of tail coverage related to one program, in which we do not participate in the underwriting results. See further discussion in our Segment Results - Specialty Property & Casualty section under the heading "Premiums Written." We retained 100% of the twenty-two workers' compensation and three healthcare professional liability alternative market programs up for renewal for the year ended December 31, 2023.
New business, audit premium, retention and renewal price changes for the assumed workers' compensation premium is shown in the table below:

	Year Ended December 31
($ in millions)	2023	2022
New business	$4.2	$3.6
Audit premium	$3.6	$5.4
Retention rate (1)	89%	87%
Change in renewal pricing (2)	(5%)	(4%)
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

Ceded Premiums Written
Ceded premiums written were as follows:

	Year Ended December 31
($ in thousands)	2023	2022	Change
Ceded premiums written	$9,130	$9,580	$(450)	(4.7%)
For the workers' compensation business, each SPC has in place its own external reinsurance coverage. The healthcare professional liability business is assumed net of reinsurance from our Specialty P&C segment; therefore, there are no ceded premiums related to the healthcare professional liability business reflected in the table above. The risk retention for each loss occurrence for the workers' compensation business ranges from $0.3 million to $0.4 million based on the program, with limits up to $119.7 million. In addition, each program has aggregate reinsurance coverage between $1.1 million and $2.1 million on a program year basis. Premiums ceded under our SPC reinsurance treaty are based on premiums written during the treaty period. The change in ceded premiums written in 2023 as compared to 2022 primarily reflected the decrease in workers' compensation gross premiums written and the impact of rate changes under the external reinsurance treaty. External reinsurance rates vary based on the alternative market program.
Ceded Premiums Ratio
Ceded premiums ratio was as follows:

	Year Ended December 31
	2023	2022	Change
Ceded premiums ratio	14.1%	14.1%	—	pts
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
Gross, ceded and net premiums earned were as follows:

	Year Ended December 31
($ in thousands)	2023	2022	Change
Gross premiums earned	$70,706	$79,347	$(8,641)	(10.9%)
Less: Ceded premiums earned	9,160	9,537	(377)	(4.0%)
Net premiums earned	$61,546	$69,810	$(8,264)	(11.8%)

The decrease in net premiums earned during the year ended December 31, 2023 as compared to 2022, primarily reflected the prior year impact of healthcare professional liability tail coverage, as previously discussed. Net premiums earned related to the workers' compensation business decreased in 2023 driven by the pro rata effect of a reduction in net premiums written during the preceding twelve months, including a reduction in audit premium.

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
Calendar year and current accident year net loss ratios for the years ended December 31, 2023 and 2022 were as follows:

	Year Ended December 31
	2023	2022	Change
Calendar year net loss ratio	59.1%	56.3%	2.8	pts
Less impact of prior accident years on the net loss ratio	(6.4%)	(9.0%)	2.6	pts
Current accident year net loss ratio	65.5%	65.3%	0.2	pts
Less estimated ratio increase (decrease) attributable to:
Change in estimated aggregate reinsurance (1)	0.4%	0.9%	(0.5	pts)
Current accident year net loss ratio, excluding the effect of the change in estimated aggregate reinsurance	65.1%	64.4%	0.7	pts
(1) See additional information regarding the SPC's aggregate reinsurance agreements in our Liquidity and Capital Resources and Financial Condition section under the heading "Operating Activities and Related Cash Flows."

The current accident year net loss ratio, excluding the effect of changes in estimated aggregate reinsurance, increased in 2023 as compared to 2022, reflecting a higher healthcare professional liability current accident year net loss ratio, partially offset by a lower workers' compensation current accident year net loss ratio. The decrease in the workers' compensation current accident year net loss ratio for 2023 primarily reflected a reduction in reported claim frequency. The increase in the healthcare professional liability current accident year loss ratio for 2023 primarily reflected an increase in expected claim frequency related to one program in which we do not participate in the underwriting results.
Calendar year incurred losses (excluding IBNR) ceded to our external reinsurers decreased $6.1 million for the year ended December 31, 2023 as compared to 2022. Current accident year ceded incurred losses (excluding IBNR) decreased $6.6 million for the year ended December 31, 2023 as compared to 2022.
We recognized net favorable prior year reserve development of $4.0 million and $6.3 million for the years ended December 31, 2023 and 2022, respectively. The development in 2023 includes net favorable development in the workers' compensation business of $5.3 million and net unfavorable development of $1.3 million in the healthcare professional liability business. The net favorable development related to the workers' compensation business in 2023 reflected overall favorable trends in claim closing patterns primarily in accident years 2016 through 2021. The net unfavorable development in the healthcare professional liability business in 2023 primarily reflected higher than expected claim frequency in one program in which we do not participate in the underwriting results. The development in 2022 includes net favorable development in the workers' compensation business of $7.0 million, partially offset by net unfavorable development of $0.7 million in the healthcare professional liability business. The net favorable development in the workers' compensation business in 2022 reflected overall favorable trends in claim closing patterns primarily in accident years 2016 through 2021. The net unfavorable development in the healthcare professional liability business primarily in 2022 reflected higher than expected claim frequency in one program in which we do not participate.

Underwriting, Policy Acquisition and Operating Expenses
Our Segregated Portfolio Cell Reinsurance segment underwriting, policy acquisition and operating expenses were comprised as follows:

	Year Ended December 31
($ in thousands)	2023	2022	Change
DPAC amortization	$18,371	$20,068	$(1,697)	(8.5%)
Policyholder dividend expense	339	167	172	103.0%
Other underwriting and operating expenses	1,747	81	1,666	2,056.8%
Total	$20,457	$20,316	$141	0.7%
DPAC amortization primarily represents ceding commissions, which vary by program and are paid to our Workers' Compensation Insurance and Specialty P&C segments for premiums assumed. Ceding commissions include an amount for fronting fees, commissions, premium taxes and risk management fees, which are reported as an offset to underwriting, policy acquisition and operating expenses within our Workers' Compensation Insurance and Specialty P&C segments. In addition, ceding commissions paid to our Workers' Compensation Insurance segment include cell rental fees which are recorded as other income and claims administration fees which are recorded as ceded ULAE within our Workers' Compensation Insurance segment. The decrease in DPAC amortization in 2023 as compared to 2022 primarily reflected a decrease in earned premium, as discussed above under the heading "Net Premiums Earned."
Policyholder dividend expense increased in 2023 as compared to 2022 driven by changes in estimated dividends for one SPC program, in which we do not participate in the underwriting results.
Other underwriting and operating expenses primarily include bank fees, professional fees and changes in the allowance for expected credit losses. Other underwriting and operating expenses increased in 2023 due to the collection in 2022 of a large customer account balance that was previously written off in 2021. Excluding the impact of a reduction in the allowance for credit losses, other underwriting and operating expenses 2023 were relatively unchanged as compared to the same period of 2022.
Underwriting Expense Ratio (the Expense Ratio)
The underwriting expense ratio included the impact of the following:

	Year Ended December 31
	2023	2022	Change
Underwriting expense ratio, as reported	33.2%	29.1%	4.1	pts
Less: impact of audit premium on expense ratio	(2.1%)	(2.3%)	0.2	pts
Underwriting expense ratio, excluding the effect of audit premium	35.3%	31.4%	3.9	pts
Excluding the effect of audit premium, the underwriting expense ratio increased for the year ended December 31, 2023 as compared to 2022 primarily driven by the prior year impact of a reduction in the allowance for credit losses for one program in which we do not participate in the underwriting results, as previously discussed.

Segment Results - Corporate
Our Corporate segment includes our investment operations excluding those reported in our Segregated Portfolio Cell Reinsurance segment as discussed in Note 16 of the Notes to Consolidated Financial Statements. In addition, this segment includes corporate expenses, interest expense, U.S. and U.K. income taxes and non-premium revenues generated outside of our insurance entities. As previously discussed under the heading "ProAssurance Overview," we reorganized our segment reporting in the third quarter of 2023. As a result, the investment results of assets solely allocated to our Lloyd's Syndicate operations and U.K. income taxes which were previously reported in our Lloyd’s Syndicates segment are now reported in our Corporate segment. All prior period segment information has been recast to conform to the current period presentation. See further information regarding our segments in Note 16 of the Notes to Consolidated Financial Statements.
Segment results for the year ended December 31, 2023 and 2022 exclude the change in fair value of contingent consideration and, for the year ended December 31, 2022, transaction-related costs including the associated income tax benefit related to the NORCAL acquisition as we do not consider these items in assessing the financial performance of the segment. We did not incur any transaction-related costs in 2023. For additional information on the NORCAL acquisition see Note 2 of the Notes to Consolidated Financial Statements in our December 31, 2022 report on Form 10-K. Segment results for our Corporate segment were net earnings of $89.8 million and $17.3 million for the years ended December 31, 2023 and 2022, respectively, and included the following:

	Year Ended December 31
($ in thousands)	2023	2022	Change
Net investment income	$126,130	$94,943	$31,187	32.8%
Equity in earnings (loss) of unconsolidated subsidiaries	$6,791	$4,888	$1,903	38.9%
Net investment gains (losses)	$5,148	$(39,090)	$44,238	113.2%
Other income	$8,307	$6,198	$2,109	34.0%
Operating expense	$34,007	$34,733	$(726)	(2.1%)
Interest expense	$23,150	$20,372	$2,778	13.6%
Income tax expense (benefit)	$(545)	$(5,423)	$4,878	90.0%
Net Investment Income
Net investment income is primarily derived from the income earned by our fixed maturity securities and also includes dividend income from equity securities, income from our short-term and cash equivalent investments, earnings from other investments and changes in the cash surrender value of BOLI contracts, net of investment fees and expenses.
Net investment income (loss) by investment category was as follows:

	Year Ended December 31
($ in thousands)	2023	2022	Change
Fixed maturities	$112,270	$92,626	$19,644	21.2%
Equities	4,610	3,706	904	24.4%
Short-term investments, including Other	14,262	5,414	8,848	163.4%
BOLI	2,489	1,141	1,348	118.1%
Investment fees and expenses	(7,501)	(7,944)	443	(5.6%)
Net investment income	$126,130	$94,943	$31,187	32.8%
Fixed Maturities
Income from our fixed maturities increased in 2023 as compared to 2022 driven by higher average book yields as we continue to reinvest at higher rates as our portfolio matures. However, average investment balances were approximately 1.7% lower for 2023 as compared to 2022 as we have reduced the rate of reinvestment in order to allow for additional cash availability, primarily related to operating costs and the repurchase of common shares pursuant to the existing share repurchase authorization. See additional information on our operating cash flows and repurchase of common shares in the Liquidity section under the heading "Cash Flows" and "Treasury Shares," respectively.

Average yields for our fixed maturity portfolio were as follows:

	Year Ended December 31
	2023	2022
Average income yield	3.1%	2.5%
Average tax equivalent income yield	3.1%	2.5%
Short-term Investments and Other Investments
Short-term investments, which have a maturity at purchase of one year or less are carried at fair value, which approximates their cost basis, and are primarily composed of investments in U.S. treasury obligations, commercial paper, money market funds and a certificate of deposit. Income from our short-term and other investments increased during 2023 as compared to 2022 primarily due to higher yields given the increase in interest rates and, to a lesser extent, higher average investment balances.
BOLI
We hold BOLI policies that are carried at the current cash surrender value of the policies. All insured individuals were members of management at the time the policies were acquired. Income from our BOLI policies increased in 2023 as compared to 2022 primarily attributable to an increase in the cash surrender value.
Equity in Earnings (Loss) of Unconsolidated Subsidiaries
Equity in earnings (loss) of unconsolidated subsidiaries was comprised as follows:

	Year Ended December 31
($ in thousands)	2023	2022	Change
All other investments, primarily investment fund LPs/LLCs	$9,196	$11,954	$(2,758)	(23.1%)
Tax credit partnerships	(2,405)	(7,066)	4,661	(66.0%)
Equity in earnings (loss) of unconsolidated subsidiaries	$6,791	$4,888	$1,903	38.9%
We hold interests in certain LPs/LLCs that generate earnings from trading portfolios, secured debt, debt securities, multi-strategy funds and private equity investments. The performance of the LPs/LLCs is affected by the volatility of equity and credit markets. For our investments in LPs/LLCs, we record our allocable portion of the partnership operating income or loss as the results of the LPs/LLCs become available, typically following the end of a reporting period. Our investment results from our portfolio of investments in LPs/LLCs for 2023 as compared to 2022 decreased primarily due to the performance of several LP/LLCs which reflected lower market valuations during the fourth quarter of 2022 and first quarter of 2023.
Our tax credit partnership investments are designed to generate returns in the form of tax credits and tax-deductible project operating losses and are comprised of qualified affordable housing project tax credit partnerships and a historic tax credit partnership. The results from our tax credit partnership investments for the year ended December 31, 2023 reflected lower partnership operating losses as compared to 2022. See additional information on our tax credit partnership investments in Note 3 of the Notes to Consolidated Financial Statements.
The tax benefits received from our tax credit partnerships, which are not reflected in our investment results, reduced our tax expense in 2023 and 2022 as follows:

	Year Ended December 31
(In millions)	2023	2022
Tax credits recognized during the period	$0.6	$4.8
Tax benefit of tax credit partnership operating losses	$0.5	$1.5
The tax credits generated from our tax credit partnership investments of $0.6 million for 2023 were deferred to be utilized in future periods due to our expected consolidated loss calculated on a tax basis. For the year ended December 31, 2022, the tax credits generated from our tax credit partnership investments of $4.8 million were deferred to be utilized in future periods. For further discussion on our tax credits, see Note 3 and Note 5 of the Notes to Consolidated Financial Statements.
Tax credits provided by the underlying projects of our historic tax credit partnership are typically available in the tax year in which the project is put into active service, whereas the tax credits provided by qualified affordable housing project tax credit partnerships are provided over approximately a ten year period.

Net Investment Gains (Losses)
The following table provides detailed information regarding our net investment gains (losses).

	Year Ended December 31
(In thousands)	2023	2022
Total impairment losses
Corporate debt	$(2,984)	$(1,331)
Asset-backed securities	(127)	(441)
Portion of impairment losses recognized in other comprehensive income before taxes:
Asset-backed securities	—	14
Net impairment losses recognized in earnings	(3,111)	(1,758)
Gross realized gains, available-for-sale fixed maturities	875	1,657
Gross realized (losses), available-for-sale fixed maturities	(1,800)	(3,245)
Net realized gains (losses), trading fixed securities	(88)	(155)
Net realized gains (losses), equity investments	(7)	(5,928)
Net realized gains (losses), other investments	(2,417)	(222)
Change in unrealized holding gains (losses), trading fixed securities	68	(613)
Change in unrealized holding gains (losses), equity investments	2,495	(18,483)
Change in unrealized holding gains (losses), convertible securities, carried at fair value as a part of other investments	5,774	(10,557)
Other	3,359	214
Net investment gains (losses)	$5,148	$(39,090)
For the year ended December 31, 2023, we recognized $3.1 million of credit-related impairment losses in earnings related to a mortgage-backed security and two corporate bonds in the financial sector. We did not recognize any non-credit impairment losses in OCI in 2023. For the year ended December 31, 2022, we recognized credit-related impairment losses in earnings of $1.8 million and a nominal amount of non-credit impairment losses in OCI. The credit-related and non-credit impairment losses in OCI during the year ended December 31, 2022 related to a corporate bond in the consumer sector as well as certain mortgage-backed and other asset backed securities.
We recognized $5.1 million of net investment gains for the year ended December 31, 2023 driven by unrealized holding gains resulting from changes in the fair value of our convertible securities, death benefit proceeds from BOLI contracts and, to a lesser extent, unrealized holding gains resulting from changes in the fair value of our equity investments. We recognized $39.1 million of net investment losses for the year ended December 31, 2022 driven by unrealized holding losses resulting from changes in the fair value of our equity investments and convertible securities and, to a lesser extent, realized losses from the sale of equity investments.

Other Income
Corporate other income for the year ended December 31, 2023 as compared to 2022 was comprised of the following:

	Year Ended December 31
($ in thousands)	2023	2022	Change
Foreign currency exchange rate gains/(losses)(1)	$(2,993)	$2,022	$(5,015)	(248.0%)
Other	11,300	4,176	7,124	170.6%
Total other income	$8,307	$6,198	$2,109	34.0%
(1) See further information on foreign currency exchange rate gains (losses) in the Executive Summary of Operations section under the heading "Revenues."
Excluding the foreign currency exchange rate gains (losses), other income increased for the year ended December 31, 2023 as compared to 2022 driven by proceeds of $6.9 million received in 2023 associated with the sale of our remaining ownership interest in the underwriting and operations entity associated with Syndicate 1729 to unrelated third parties.

Operating Expenses
Corporate segment operating expenses were comprised as follows:

	Year Ended December 31
($ in thousands)	2023	2022	Change
Operating expenses	$39,747	$41,350	$(1,603)	(3.9%)
Management fee offset	(5,740)	(6,617)	877	(13.3%)
Total	$34,007	$34,733	$(726)	(2.1%)
Operating expenses decreased during the year ended December 31, 2023 as compared to 2022 driven by a decrease in compensation-related costs and, to a lesser extent, a decrease in professional fees. The decrease in compensation-related costs during 2023 primarily reflected lower amounts accrued for performance-related incentive plans due to the decline of the related performance metrics. The decrease in professional fees during 2023 was primarily attributable to a decrease in consulting fees and, to a lesser extent, employee placement fees as a result of filling more open positions across the organization in 2022 as compared to 2023.
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
Interest Expense
Consolidated interest expense for the years ended December 31, 2023 and 2022 was comprised as follows:

	Year Ended December 31
($ in thousands)	2023	2022	Change
Senior Notes due 2023	$11,742	$13,429	$(1,687)	(12.6%)
Contribution Certificates (including accretion)(1)	7,567	7,332	235	3.2%
Revolving Credit Agreement (including fees and amortization)	2,494	1,016	1,478	145.5%
Term Loan (including fees and amortization)	1,392	—	1,392	nm
(Gain)/loss on cash flow hedges reclassified from AOCI(2)	(45)	—	(45)	nm
(Gain)/loss on interest rate cap	—	(1,405)	1,405	nm
Interest expense	$23,150	$20,372	$2,778	13.6%
(1) Includes accretion of approximately $1.9 million and $1.8 million for the years ended December 31, 2023 and 2022, respectively, which is recorded as an increase to interest expense as a result of the difference between the recorded acquisition date fair value and the principal balance of the Contribution Certificates associated with our acquisition of NORCAL.

(2) We entered into two forward-starting interest rate swap agreements ("Interest Rate Swaps") on May 2, 2023, each of which are designated and qualify as a cash flow hedge. See Note 11 of the Notes to Consolidated Financial Statements for additional information on the Interest Rate Swaps.

Consolidated interest expense increased during 2023 as compared to 2022 driven by our short-term exposure to variability in the base rates on the borrowings under both the amended Revolving Credit Agreement and Term Loan from November 15, 2023 until the Interest Rate Swaps were effective on December 29, 2023. Interest expense on our Revolving Credit Agreement for the year ended December 31, 2022 primarily reflected unused commitment fees as there were no outstanding borrowings during the period. In addition, the increase in consolidated interest expense during 2023 reflected the prior year impact of the change in the fair value of our interest rate cap which was terminated in the second quarter of 2022. See further discussion on our outstanding debt in Note 10 of the Notes to Consolidated Financial Statements.

Taxes
Tax expense allocated to our Corporate segment includes U.S. and U.K. tax expense including U.S. tax expense incurred from our corporate membership in Lloyd's of London, if any. The SPCs at Inova Re, one of our Cayman Islands reinsurance subsidiaries, have each made a 953(d) election under the U.S. Internal Revenue Code and are subject to U.S. federal income tax; therefore, tax expense allocated to our Corporate segment also includes tax expense incurred from any SPC at Inova Re in which we have a participation interest of 80% or greater as those SPCs are required to be included in our consolidated tax return. Consolidated tax expense (benefit) reflects the tax expense (benefit) of both segments and the tax impact of items excluded from segment reporting, as shown in the table below:

	Year Ended December 31
(In thousands)	2023	2022
Corporate segment income tax expense (benefit)	$(545)	$(5,423)
Income tax expense (benefit) - transaction-related costs*	—	(391)
Consolidated income tax expense (benefit)	$(545)	$(5,814)
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

Listed below are the primary factors affecting our consolidated effective tax rate for the years ended December 31, 2023 and 2022. These factors include the following:

	Year Ended December 31
	2023		2022
($ in thousands)	Income tax (benefit) expense	Rate Impact	Income tax (benefit) expense	Rate Impact
Computed "expected" tax expense (benefit) at statutory rate	$(8,221)	21.0%	$(1,305)	21.0%
Tax-exempt income(1)	(1,192)	3.0%	(1,072)	17.2%
Tax credits	(631)	1.6%	(4,805)	77.3%
Non-U.S. operating results	(625)	1.7%	(411)	6.6%
Tax deficiency (excess tax benefit) on share-based compensation	191	(0.5%)	309	(5.0%)
Non-taxable contingent consideration(2)	(1,785)	4.6%	(1,890)	30.4%
Goodwill impairment(3)	9,263	(23.7%)	—	—%
Provision-to-return and other differences	327	(0.8%)	1,112	(17.9%)
Change in uncertain tax positions	1,546	(3.9%)	780	(12.5%)
Change in limitation of future deductibility of certain executive compensation	932	(2.4%)	708	(11.4%)
GILTI and subpart F income	396	(1.0%)	556	(8.9%)
State income taxes	65	(0.2%)	105	(1.7%)
Non-taxable gain from life insurance proceeds	(682)	1.7%	(142)	2.3%
Other	(129)	0.3%	241	(3.9%)
Total income tax expense (benefit)	$(545)	1.4%	$(5,814)	93.5%
(1) Includes tax-exempt interest, dividends received deduction and change in cash surrender value of BOLI.
(2) Represents the tax impact of decreases in the contingent consideration liability issued in connection with the NORCAL acquisition of $8.5 million and $9.0 million for the years ended December 31, 2023 and 2022, respectively, all of which are non-taxable. See further discussion on the contingent consideration in Note 2 and Note 8 of the Notes to Consolidated Financial Statements.
(3) Represents the tax impact of the impairment of non-deductible goodwill in relation to the Workers' Compensation Insurance reporting unit during the third quarter of 2023 (see further discussion on the impairment charge under the heading "Goodwill / Intangibles" in the Critical Accounting Estimates section and in Note 6 of the Notes to Consolidated Financial Statements).

Our consolidated effective tax rate for 2023, as shown in the table above, differed from the statutory federal income tax rate of 21% primarily due to a $44.1 million goodwill impairment recognized in relation to the Workers' Compensation Insurance reporting unit during the third quarter of 2023, all of which is non-deductible. See further discussion on this goodwill impairment in Note 6 of the Notes to Consolidated Financial Statements. Our consolidated effective tax rate for 2022 differed from the statutory federal income tax rate of 21% primarily due to the benefit recognized from the tax credits transferred to us from our tax credit partnership investments. In addition, our effective tax rates for 2023 and 2022 were impacted by the $8.5 million and $9.0 million, respectively, decrease in the contingent consideration liability related to the NORCAL acquisition, all of which was non-taxable. See further discussion on the contingent consideration in Note 2 and Note 8 of the Notes to Consolidated Financial Statements. There were no other individually significant items impacting our effective tax rates for 2023 and 2022.
Results of Operations - Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
Other than as described below, there have been no other significant retrospective revisions in the presentation of the changes in the financial condition, results of operations and cash flows for the year ended December 31, 2022 as compared to the year ended December 31, 2021 as disclosed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of ProAssurance's December 31, 2022 report on Form 10-K.
Executive Summary of Operations
Revenues
The following table shows our consolidated and segment net premiums earned:

	Year Ended December 31
($ in thousands)	2022	2021	Change
Net premiums earned
Specialty P&C	$793,400	$743,380	$50,020	6.7%
Workers' Compensation Insurance	166,371	164,600	1,771	1.1%
Segregated Portfolio Cell Reinsurance	69,810	63,688	6,122	9.6%
Consolidated total	$1,029,581	$971,668	$57,913	6.0%
For the year ended December 31, 2022, consolidated net premiums earned included earned premium from our acquisition of NORCAL of $289.0 million as compared to $214.6 million in 2021. Excluding NORCAL premiums, our consolidated net premiums earned decreased $16.5 million in 2022 as compared to 2021.
•Net premiums earned in our Specialty P&C segment, excluding NORCAL premiums, decreased in 2023 as compared to 2021 due to our decreased participation in the results of Syndicate 1729 and Syndicate 6131 for the 2021 underwriting year and, to a lesser extent, our ceased participation in Syndicate 6131 for the 2022 underwriting year.

Expenses
The following table shows our consolidated and segment net loss ratios and net prior accident year reserve development.

	Year Ended December 31
($ in millions)	2022	2021	Change
Current accident year net loss ratio
Consolidated ratio	79.0%	82.1%	(3.1	pts)
Specialty P&C	81.7%	85.2%	(3.5	pts)
Workers' Compensation Insurance	71.8%	74.0%	(2.2	pts)
Segregated Portfolio Cell Reinsurance	65.3%	67.1%	(1.8	pts)
Calendar year net loss ratio
Consolidated ratio	75.4%	77.4%	(2.0	pts)
Specialty P&C	78.9%	81.4%	(2.5	pts)
Workers' Compensation Insurance	67.0%	69.7%	(2.7	pts)
Segregated Portfolio Cell Reinsurance	56.3%	51.1%	5.2	pts
Favorable (unfavorable) reserve development, prior accident years
Consolidated	$36.8	$45.5	$(8.7)
Specialty P&C	$22.5	$28.2	$(5.7)
Workers' Compensation Insurance	$8.0	$7.1	$0.9
Segregated Portfolio Cell Reinsurance	$6.3	$10.2	$(3.9)
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
*See Note 2 of the Notes to Consolidated Financial Statements in our December 31, 2022 report on Form 10-K for additional information on the purchase accounting adjustments.
•Development recognized in our Specialty P&C segment during 2022 principally related to accident years 2017 and 2020 through 2021. Net favorable prior accident year reserve development recognized in our Specialty P&C segment included favorable development related to NORCAL's 2021 accident year and, to a lesser extent, our Medical Technology Liability line of business. The unfavorable development recognized in our HCPL line of business was driven by higher than anticipated loss severity trends in select jurisdictions, which emerged primarily in the fourth quarter of 2022. Further, we recognized $7.3 million of unfavorable prior year development in our Lloyd's Syndicates business during the year ended December 31, 2022 driven by higher than expected losses and development on certain large claims, primarily catastrophe related losses.

Our consolidated and segment underwriting expense ratios were as follows:

	Year Ended December 31
	2022	2021	Change
Underwriting Expense Ratio
Consolidated (1)	29.9%	27.6%	2.3	pts
Specialty P&C	25.2%	19.6%	5.6	pts
Workers' Compensation Insurance	32.9%	31.8%	1.1	pts
Segregated Portfolio Cell Reinsurance	29.1%	34.0%	(4.9	pts)
Corporate (2)	3.4%	2.7%	0.7	pts
(1) Consolidated underwriting expenses include transaction-related costs for 2022 and 2021 associated with our acquisition of NORCAL that are not included in a segment as we do not consider these costs in assessing the financial performance of any of our operating or reportable segments. See Note 16 of the Notes to Consolidated Financial Statements in our December 31, 2022 report on Form 10-K for a reconciliation of our segment results to our consolidated results.

(2) There are no net premiums earned associated with the Corporate segment. Ratios shown are the contribution of the Corporate segment to the consolidated ratio (Corporate operating expenses divided by consolidated net premiums earned).

Segment Results - Specialty Property & Casualty
As previously discussed, we reorganized our segment reporting in the third quarter of 2023. As a result, we now report the underwriting results from our participation in Lloyd’s Syndicates in the Specialty P&C segment. All prior period segment information has been recast to conform to the current period presentation. See further information in Note 16 of the Notes to Consolidated Financial Statements.
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

	Year Ended December 31
($ in thousands)	2022	2021	Change
Net premiums written	$784,020	$657,814	$126,206		19.2%
Net premiums earned	$793,400	$743,380	$50,020		6.7%
Other income	5,122	4,282	840		19.6%
Net losses and loss adjustment expenses	(626,045)	(604,976)	(21,069)		3.5%
Underwriting, policy acquisition and operating expenses	(199,809)	(145,666)	(54,143)		37.2%
Segment results	$(27,332)	$(2,980)	$(24,352)		(817.2%)

Net loss ratio	78.9%	81.4%	(2.5	pts)
Underwriting expense ratio	25.2%	19.6%	5.6	pts
Premiums Written
Gross, ceded and net premiums written were as follows:

	Year Ended December 31
($ in thousands)	2022	2021	Change
Gross premiums written	$856,861	$719,478	$137,383	19.1%
Less: Ceded premiums written	72,841	61,664	11,177	18.1%
Net premiums written	$784,020	$657,814	$126,206	19.2%

Gross Premiums Written
Gross premiums written by component were as follows:

	Year Ended December 31
($ in thousands)	2022	2021	Change
Professional Liability
HCPL
Standard Physician	$204,086	$209,938	$(5,852)	(2.8%)
NORCAL Standard Physician	240,391	111,673	128,718	115.3%
Total Standard Physician	444,477	321,611	122,866	38.2%
Specialty
Custom Physician	51,116	46,210	4,906	10.6%
NORCAL Custom Physician	30,146	16,394	13,752	83.9%
Hospitals and Facilities	56,121	51,310	4,811	9.4%
NORCAL Hospitals and Facilities	12,860	9,955	2,905	29.2%
Senior Care	6,354	6,708	(354)	(5.3%)
Reinsurance assumed	43,449	37,755	5,694	15.1%
Total Specialty	200,046	168,332	31,714	18.8%
Total HCPL	644,523	489,943	154,580	31.6%
Small Business Unit	102,524	103,083	(559)	(0.5%)
Tail Coverages	29,009	30,637	(1,628)	(5.3%)
NORCAL Tail Coverages	18,646	16,092	2,554	15.9%
Total Professional Liability	794,702	639,755	154,947	24.2%
Medical Technology Liability	41,065	40,997	68	0.2%
Lloyd's Syndicates(1)	20,233	37,969	(17,736)	(46.7%)
Other	861	757	104	13.7%
Total Gross Premiums Written	$856,861	$719,478	$137,383	19.1%
(1) Our Lloyd's Syndicates business includes the results from our participation in Syndicate 1729 and Syndicate 6131 at Lloyd's of London. For each of the 2022 and 2021 underwriting years our participation in the results of Syndicate 1729 is approximately 5%. Effective January 1, 2022, Syndicate 6131 ceased underwriting on a quota share basis with Syndicate 1729. Due to the quarter lag, our ceased participation in Syndicate 6131 was not reflected in our results until the second quarter of 2022. Our Lloyd’s Syndicates premium decreased during 2022 as compared to 2021 driven by the impact of our decreased participation in the results of Syndicates 1729 and 6131 for the 2021 underwriting year and our ceased participation in Syndicate 6131 for the 2022 underwriting year. The decrease in net premiums written in 2022 was partially offset by volume increases on renewal business and renewal pricing increases, primarily on property and specialty insurance coverages, as well as new business written, primarily on property insurance and casualty coverages.

Ceded Premiums Written
Ceded premiums written were as follows:

	Year Ended December 31
($ in thousands)	2022	2021	Change
Excess of loss reinsurance arrangements	$38,005	$30,622	$7,383	24.1%
Other shared risk arrangements	19,049	16,112	2,937	18.2%
Premium ceded to SPCs	10,902	7,211	3,691	51.2%
NORCAL premiums ceded since acquisition	—	2,253	(2,253)	nm
Other ceded premiums written (1)	7,713	9,402	(1,689)	(18.0%)
Adjustment to premiums owed under reinsurance agreements, prior accident years, net	(2,828)	(3,936)	1,108	(28.2%)
Total ceded premiums written	$72,841	$61,664	$11,177	18.1%
(1)The decrease in other ceded premiums written in 2022 as compared to 2021 was primarily driven by our decreased participation in the results of Syndicate 1729 and Syndicate 6131 for the 2021 underwriting year and, to a lesser extent, our ceased participation in Syndicate 6131 for the 2022 underwriting year. The decrease in other ceded premiums written in 2022 was partially offset by the incorporation of NORCAL's cyber liability coverages into our existing HCPL cyber liability arrangement with the January 1, 2022 renewal.
Ceded Premiums Ratio
As shown in the table below, our ceded premiums ratio was affected in both 2022 and 2021 by revisions to our estimate of premiums owed to reinsurers related to coverages provided in prior accident years. The ceded premiums ratio was as follows:

	Year Ended December 31
	2022	2021	Change
Ceded premiums ratio	8.5%	8.6%	(0.1	pts)
Less the effect of adjustments in premiums owed under reinsurance agreements, prior accident years (as previously discussed)	(0.3%)	(0.5%)	0.2	pts
Ratio, current accident year	8.8%	9.1%	(0.3	pts)
The above table reflects ceded premiums written, excluding the effect of prior year ceded premium adjustments, as previously discussed, as a percent of gross premiums written. Our ceded premiums ratio remained relatively unchanged for 2022 as compared to 2021. See additional discussion above under the heading "Ceded Premiums Written."
Net Premiums Earned
Net premiums earned were as follows:

	Year Ended December 31
($ in thousands)	2022	2021	Change
Gross premiums earned	$861,986	$822,001	$39,985	4.9%
Less: Ceded premiums earned	68,586	78,621	(10,035)	(12.8%)
Net premiums earned	$793,400	$743,380	$50,020	6.7%
Gross premiums earned included earned premium from our acquisition of NORCAL of approximately $296.5 million in 2022 as compared to $226.0 million in 2021. Excluding NORCAL premiums, gross premiums earned decreased $30.6 million in 2022 as compared to 2021 driven by the pro rata effect of a reduction in net premiums written in our Lloyd's Syndicates business during the preceding twelve months, partially offset by our focus on rate adequacy.
Ceded premiums earned during both 2022 and 2021 included prior accident year ceded premium adjustments under swing rated reinsurance agreements. After removing the effect of prior accident year ceded premium adjustments from both years, ceded premiums earned decreased $11.1 million in 2022 as compared to 2021 driven by our decreased participation in the results of Syndicate 1729 and Syndicate 6131 for the 2021 underwriting year and a decrease in premium ceded under our shared risk arrangements during the preceding twelve months, partially offset by the pro rata effect of an increase in premium ceded under our excess of loss arrangements during the preceding twelve months.

Losses and Loss Adjustment Expenses
The following table summarizes calendar year net loss ratios for our Specialty P&C segment by separating losses between the current accident year and all prior accident years. The net loss ratios for our Specialty P&C segment were as follows:

	Net Loss Ratios (1)
	Year Ended December 31
	2022	2021	Change
Calendar year net loss ratio	78.9%	81.4%	(2.5	pts)
Less impact of prior accident years on the net loss ratio	(2.8%)	(3.8%)	1.0	pts
Current accident year net loss ratio(2)	81.7%	85.2%	(3.5	pts)
(1)Net losses, as specified, divided by net premiums earned.
(2)For the year ended December 31, 2022, our current accident year net loss ratio (as shown in the table above), improved 3.5 percentage points as compared to 2021. The change in our current accident year net loss ratio was primarily attributable to the following:

(In percentage points)	Increase (Decrease) 2022 versus 2021
Estimated ratio increase (decrease) attributable to:
Lloyd's Syndicates	0.8 pts
NORCAL Operations	(2.2 pts)
NORCAL Acquisition - Purchase Accounting Amortization	0.3 pts
Change in Estimate of ULAE	(3.3 pts)
Ceded Premium Adjustments, Prior Accident Years	0.2 pts
All other, net	0.8 pts
Decrease in current accident year net loss ratio	(3.5 pts)
The following table shows the components of our net prior accident year reserve development:

	Year Ended December 31
($ in thousands)	2022	2021	Change
Net favorable reserve development	$11,667	$20,324	$(8,657)	(42.6%)
NORCAL Acquisition - Purchase Accounting Amortization*	10,819	7,907	2,912	36.8%
Total net favorable reserve development	$22,486	$28,231	$(5,745)	(20.3%)
*See Note 2 of the Notes to Consolidated Financial Statements in our December 31, 2022 report on Form 10-K for additional information on the amortization of the NORCAL acquisition purchase accounting adjustments.

•Development recognized during 2022 principally related to accident years 2017 and 2020 through 2021. Net favorable prior accident year reserve development recognized in 2022 included favorable development related to NORCAL's 2021 accident year and, to a lesser extent, our Medical Technology Liability line of business. Net favorable prior accident year reserve development recognized in 2022 was partially offset by unfavorable reserve development in our Lloyd's Syndicates and HCPL (excluding NORCAL) lines of business. The unfavorable reserve development in our Lloyd's Syndicates business was driven by higher than expected losses and development on certain large claims, primarily catastrophe related losses. The HCPL unfavorable development was driven by higher than anticipated loss severity trends in select jurisdictions, which emerged primarily in the fourth quarter of 2022. We have not recognized any development related to NORCAL's accident years 2020 or prior since the date of acquisition on May 5, 2021 based on our comparison of expected loss emergence to actual loss emergence.

Underwriting, Policy Acquisition and Operating Expenses
Our Specialty P&C segment underwriting, policy acquisition and operating expenses were comprised as follows:

	Year Ended December 31
($ in thousands)	2022	2021	Change
DPAC amortization	$97,757	$76,635	$21,122	27.6%
Management fees	4,763	3,781	982	26.0%
Other underwriting and operating expenses	97,289	65,251	32,038	49.1%
Total	$199,809	$145,667	$54,142	37.2%
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
Other underwriting and operating expenses increased in 2022 primarily due to a revision to our process of estimating ULAE which resulted in approximately $25.4 million of expenses remaining in operating expenses instead of being allocated to net losses and loss adjustment expenses. As a result, this change in ULAE estimate had offsetting impacts to our loss and expense ratios during 2022 with no impact to our combined ratio or segment results. See additional discussion on this change in ULAE estimate in the previous section under the heading "Losses and Loss Adjustment Expenses." Excluding the impact of the change in ULAE, other underwriting and operating expenses increased in 2022 as compared to 2021. The increase in 2022 was primarily attributable to higher amounts accrued for performance-related incentive plans due to our improved performance metrics, an increase in professional fees, as well as certain one-time expenses of $3.9 million. The increase in professional fees in 2022 was primarily attributable to an increase in IT consulting fees. One-time expenses in 2022 were mainly comprised of one-time bonuses, accelerated depreciation associated with a decommissioned IT system, employee severance charges and lease exit costs.
Underwriting Expense Ratio (the Expense Ratio)
Our expense ratio for the Specialty P&C segment was as follows:

	Year Ended December 31
	2022	2021	Change
Underwriting expense ratio	25.2%	19.6%	5.6	pts
The change in our expense ratio in 2022 as compared to 2021 was primarily attributable to the following:

(In percentage points)	Increase (Decrease) 2022 versus 2021
Estimated ratio increase (decrease) attributable to:
Change in Net Premiums Earned and DPAC amortization	0.2 pts
NORCAL DPAC Amortization - Prior Period Purchase Accounting Impact	1.8 pts
Change in Estimate of ULAE	3.3 pts
One-Time Expenses	0.5 pts
All other, net	(0.2 pts)
Increase in the underwriting expense ratio	5.6 pts

Segment Results - Corporate
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
Our Corporate segment includes our investment operations excluding those reported in our Segregated Portfolio Cell Reinsurance segment. In addition, this segment includes corporate expenses, interest expense, U.S. and U.K. income taxes and non-premium revenues generated outside of our insurance entities. Segment results for the year ended December 31, 2022 and 2021 exclude transaction-related costs as well as the associated income tax benefit and, for 2022, the change in fair value of contingent consideration related to the NORCAL acquisition as we do not consider these items in assessing the financial performance of the segment. For additional information on the NORCAL acquisition see Note 2 of the Notes to Consolidated Financial Statements in our December 31, 2022 report on Form 10-K. Segment results for our Corporate segment were net earnings of $17.3 million and $93.4 million for the years ended December 31, 2022 and 2021, respectively, and included the following:

	Year Ended December 31
($ in thousands)	2022	2021	Change
Net investment income	$94,943	$69,708	$25,235	36.2%
Equity in earnings (loss) of unconsolidated subsidiaries	$4,888	$48,974	$(44,086)	(90.0%)
Net investment gains (losses)	$(39,090)	$20,230	$(59,320)	(293.2%)
Other income	$6,198	$5,531	$667	12.1%
Operating expense	$34,733	$26,641	$8,092	30.4%
Interest expense	$20,372	$19,719	$653	3.3%
Income tax expense (benefit)	$(5,423)	$4,651	$(10,074)	(216.6%)
Net Investment Income
Net investment income is primarily derived from the income earned by our fixed maturity securities and also includes dividend income from equity securities, income from our short-term and cash equivalent investments, earnings from other investments and increases in the cash surrender value of BOLI contracts, net of investment fees and expenses.
Net investment income (loss) by investment category was as follows:

	Year Ended December 31
($ in thousands)	2022	2021	Change
Fixed maturities	$92,626	$73,352	$19,274	26.3%
Equities	3,706	2,539	1,167	46.0%
Short-term investments, including Other	5,414	1,963	3,451	175.8%
BOLI	1,141	2,699	(1,558)	(57.7%)
Investment fees and expenses	(7,944)	(10,845)	2,901	(26.7%)
Net investment income	$94,943	$69,708	$25,235	36.2%

Net Investment Gains (Losses)
The following table provides detailed information regarding our net investment gains (losses).

	Year Ended December 31
(In thousands)	2022	2021
Total impairment losses
Corporate debt	$(1,331)	$—
Asset-backed securities	(441)	—
Portion of impairment losses recognized in other comprehensive income before taxes:
Asset-backed securities	14	—
Net impairment losses recognized in earnings	(1,758)	—
Gross realized gains, available-for-sale fixed maturities	1,657	13,892
Gross realized (losses), available-for-sale fixed maturities	(3,245)	(1,179)
Net realized gains (losses), trading fixed securities	(155)	(20)
Net realized gains (losses), equity investments	(5,928)	5,394
Net realized gains (losses), other investments	(222)	8,660
Change in unrealized holding gains (losses), trading fixed securities	(613)	(529)
Change in unrealized holding gains (losses), equity investments	(18,483)	(4,697)
Change in unrealized holding gains (losses), convertible securities, carried at fair value as a part of other investments	(10,557)	(1,701)
Other	214	410
Net investment gains (losses)	$(39,090)	$20,230

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
The following tables summarize estimated changes in the fair value of our available-for-sale fixed maturity securities for specific hypothetical changes in interest rates by asset class at December 31, 2023 and December 31, 2022. There are principally two factors that determine interest rates on a given security: changes in the level of yield curves and credit spreads. As different asset classes can be affected in different ways by movements in those two factors, we have separated our portfolio by asset class in the following tables.

	Interest Rate Shift in Basis Points
	December 31, 2023
($ in millions)	(200)	(100)	Current	100	200
Fair Value:
Fixed maturities, available-for-sale:
U.S. Treasury obligations	$258	$251	$244	$237	$230
U.S. Government-sponsored enterprise obligations	20	19	19	18	18
State and municipal bonds	492	473	454	436	418
Corporate debt	1,865	1,807	1,751	1,697	1,645
Asset-backed securities	1,090	1,058	1,026	995	963
Total fixed maturities, available-for-sale	$3,725	$3,608	$3,494	$3,383	$3,274

Duration:
Fixed maturities, available-for-sale:
U.S. Treasury obligations	2.95	2.88	2.82	2.76	2.70
U.S. Government-sponsored enterprise obligations	3.46	3.46	3.41	3.35	3.27
State and municipal bonds	3.90	3.97	4.07	4.19	4.30
Corporate debt	3.26	3.25	3.23	3.18	3.12
Asset-backed securities	2.82	2.94	3.03	3.10	3.14
Total fixed maturities, available-for-sale	3.19	3.23	3.25	3.26	3.25

	Interest Rate Shift in Basis Points
	December 31, 2022
($ in millions)	(200)	(100)	Current	100	200
Fair Value:
Fixed maturities, available-for-sale:
U.S. Treasury obligations	$236	$229	$222	$215	$208
U.S. Government-sponsored enterprise obligations	21	21	20	19	19
State and municipal bonds	476	458	439	422	404
Corporate debt	1,919	1,848	1,781	1,718	1,658
Asset-backed securities	1,072	1,041	1,010	979	949
Total fixed maturities, available-for-sale	$3,724	$3,597	$3,472	$3,353	$3,238

Duration:
Fixed maturities, available-for-sale:
U.S. Treasury obligations	3.41	3.36	3.30	3.25	3.20
U.S. Government-sponsored enterprise obligations	3.41	3.45	3.43	3.38	3.32
State and municipal bonds	3.91	3.99	4.10	4.21	4.30
Corporate debt	3.79	3.74	3.68	3.60	3.52
Asset-backed securities	2.76	2.87	2.97	3.00	3.01
Total fixed maturities, available-for-sale	3.48	3.50	3.50	3.48	3.45
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
At December 31, 2023, our fixed maturities portfolio includes fixed maturities classified as trading securities which do not have a significant amount of exposure to market interest rates or credit spreads.
Our cash and short-term investments at December 31, 2023 were carried at fair value which approximates their cost basis due to their short-term nature. Our cash and short-term investments lack significant interest rate sensitivity due to their short duration.
Debt
We are exposed to interest rate risk due to variability in the base rate on borrowings under our amended Revolving Credit Agreement and Term Loan. See further information regarding the Revolving Credit Agreement and Term Loan in Note 10 of the Notes to Consolidated Financial Statements. Borrowings under our Revolving Credit Agreement and Term Loan accrue interest at a selected SOFR base rate, adjusted by a margin. To manage our exposure to interest rate risk on any borrowings under these agreements, we entered into two Interest Rate Swaps which effectively fix the base rate on borrowings under the Revolving Credit Agreement and Term Loan to 3.187% and 3.207%, respectively. See further information regarding the Interest Rate Swaps in Note 10 of the Notes to Consolidated Financial Statements. As of December 31, 2023, the Revolving Credit Agreement and Term Loan each have $125 million in outstanding borrowings. Additional information regarding our debt is provided in Note 10 of the Notes to Consolidated Financial Statements.
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
As of December 31, 2023, 93% of our fixed maturity securities were rated investment grade as determined by NRSROs, such as Fitch, Moody’s and Standard & Poor’s. We believe that this concentration in investment grade securities reduces our exposure to credit risk on our fixed income investments to an acceptable level. However, investment grade securities, in spite of their rating, can rapidly deteriorate and result in significant losses. Ratings published by the NRSROs are one of the tools used to evaluate the creditworthiness of our securities. The ratings reflect the subjective opinion of the rating agencies as to the creditworthiness of the securities; therefore, we may be subject to additional credit exposure should the ratings prove to be unreliable.
We also have exposure to credit risk related to our premiums receivable and receivables from reinsurers; however, to-date we have not experienced any significant amount of credit losses. At December 31, 2023, our premiums receivable was approximately $236 million, net of an allowance for expected credit losses of approximately $8 million. See Note 1 of the Notes to Consolidated Financial Statements for further information on our allowance for expected credit losses related to our premiums receivable. Our receivables from reinsurers (with regard to both paid and unpaid losses) approximated $467 million at December 31, 2023 and $447 million at December 31, 2022. We monitor the credit risk associated with our reinsurers using publicly available financial and rating agency data. We have not historically experienced material credit losses due to the financial condition of a reinsurer, and as of December 31, 2023 our expected credit losses associated with our receivables from reinsurers were nominal in amount.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Not Applicable.
ITEM 9A. CONTROLS AND PROCEDURES.
Disclosure Controls
Under the supervision and with the participation of management, including the principal executive and principal financial officers, the Company has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2023. Based on that evaluation, the principal executive and principal financial officers have concluded that these controls and procedures are effective.
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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the framework in Internal Control–Integrated Framework issued by the COSO (2013 Framework). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023 and that there was no change in the Company's internal controls during the fiscal year then ended that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
Ernst & Young LLP, an independent registered public accounting firm, has audited the effectiveness of our internal controls over financial reporting as of December 31, 2023 as stated in their report which is included elsewhere herein.
ITEM 9B. OTHER INFORMATION
During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of ProAssurance Corporation
Opinion on Internal Control Over Financial Reporting
We have audited ProAssurance Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, ProAssurance Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2023 and 2022, the related consolidated statements of changes in capital, income and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedules listed in the Index at Item 15(c) (collectively referred to as the “financial statements”) of the Company and our report dated February 27, 2024, expressed an unqualified opinion thereon.
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
February 27, 2024

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT.
The information required by this Item regarding executive officers is included in Part I of the Form 10-K in accordance with Instruction 3 of the Instructions to Paragraph (b) of Item 401 of Regulation S-K.
The information required by this Item regarding directors is incorporated by reference pursuant to General Instruction G (3) of Form 10-K from ProAssurance’s definitive proxy statement for the 2024 Annual Meeting of its Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or about April 12, 2024.
ITEM 11. EXECUTIVE COMPENSATION.
The information required by this Item is incorporated by reference pursuant to General Instruction G (3) of Form 10-K from ProAssurance’s definitive proxy statement for the 2024 Annual Meeting of its Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or about April 12, 2024.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this Item is incorporated by reference pursuant to General Instruction G (3) of Form 10-K from ProAssurance’s definitive proxy statement for the 2024 Annual Meeting of its Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or about April 12, 2024.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this Item is incorporated by reference pursuant to General Instruction G (3) of Form 10-K from ProAssurance’s definitive proxy statement for the 2024 Annual Meeting of its Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or about April 12, 2024.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this Item is incorporated by reference pursuant to General Instruction G (3) of Form 10-K from ProAssurance’s definitive proxy statement for the 2024 Annual Meeting of its Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or about April 12, 2024.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)Financial Statements. The following consolidated financial statements of ProAssurance Corporation and subsidiaries are included herein in accordance with Item 8 of Part II of this report.
Report of Registered Public Accounting Firm
Consolidated Balance Sheets – December 31, 2023 and 2022
Consolidated Statements of Changes in Capital – years ended December 31, 2023, 2022 and 2021
Consolidated Statements of Income and Comprehensive Income – years ended December 31, 2023, 2022 and 2021
Consolidated Statements of Cash Flows – years ended December 31, 2023, 2022 and 2021
Notes to Consolidated Financial Statements
Accounting Policies
Fair Value Measurement
Investments
Reinsurance
Income Taxes
Goodwill
Reserve for Losses and Loss Adjustment Expenses
Commitments and Contingencies
Leases
Debt
Derivatives
Shareholders’ Equity
Share-Based Payments
Variable Interest Entities
Earnings (Loss) Per Share
Segment Information
Benefit Plans
Statutory Accounting and Dividend Restrictions
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

SIGNATURES
Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this the 27th day of February 2024.

PROASSURANCE CORPORATION

By:	/S/ EDWARD L. RAND, JR.
Edward L. Rand, Jr.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ EDWARD L. RAND, JR.	President and Chief Executive Officer	February 27, 2024
Edward L. Rand, Jr.	(Principal Executive Officer)

/S/ DANA S. HENDRICKS	Chief Financial Officer	February 27, 2024
Dana S. Hendricks	(Principal Financial and Accounting Officer)

/S/ KEDRICK D. ADKINS, JR.	Director	February 27, 2024
Kedrick D. Adkins, Jr.

/S/ BRUCE D. ANGIOLILLO, J.D.	Director	February 27, 2024
Bruce D. Angiolillo, J.D.

/S/ FABIOLA COBARRUBIAS, M.D.	Director	February 27, 2024
Fabiola Cobarrubias, M.D.

/S/ SAMUEL A. DI PIAZZA, JR.	Director	February 27, 2024
Samuel A. Di Piazza, Jr.

/S/ MAYE HEAD FREI	Director	February 27, 2024
Maye Head Frei

/S/ M. JAMES GORRIE	Director	February 27, 2024
M. James Gorrie

/S/ ZIAD R. HAYDAR, M.D.	Director	February 27, 2024
Ziad R. Haydar, M.D.

/S/ FRANK A. SPINOSA, D.P.M.	Director	February 27, 2024
Frank A. Spinosa, D.P.M.

/S/ SCOTT C. SYPHAX	Director	February 27, 2024
Scott C. Syphax

/S/ KATISHA T. VANCE, M.D.	Director	February 27, 2024
Katisha T. Vance, M.D.

/S/ THOMAS A.S. WILSON, JR., M.D.	Director	February 27, 2024
Thomas A. S. Wilson, Jr., M.D.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of ProAssurance Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of ProAssurance Corporation and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of changes in capital, income and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and the financial statement schedules listed in the Index at Item 15(c) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 27, 2024 expressed an unqualified opinion thereon.
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

Valuation of reserve for losses and loss adjustment expenses
Description of the Matter
At December 31, 2023, the Company’s gross reserve for losses and loss adjustment expenses was $3.4 billion. As explained in Notes 1 and 7 to the financial statements, the reserve for losses and loss adjustment expenses represents the estimated ultimate costs of all reported and unreported losses and loss adjustment expenses incurred and unpaid as of the reporting date. The reserve for losses and loss adjustment expenses is determined based on individual claims and payments thereon as well as actuarially determined estimates of ultimate losses. The Company updates the data underlying the estimation of the reserve for losses each reporting period and adjusts loss estimation assumptions that best reflect emerging data. Both internal and consulting actuaries perform an in-depth review of the reserve for losses on at least a semi-annual basis using the Company’s loss and exposure data. The actuarial process is highly judgmental, both as to the selection of the various actuarial methodologies, and the significant assumptions within those methodologies, which are based on historical paid and incurred development trends, and in the interpretation of the output of the various methods used.

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

Valuation of Goodwill
Description of the Matter
As described in Notes 1 and 6 to the consolidated financial statements, management conducts its evaluation of goodwill impairment at the reporting unit level annually as of October 1, and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying value. The Company performed interim impairment tests for their Workers’ Compensation Insurance reporting unit during the second and third quarters of 2023, due to market conditions impacting the actual and projected results of the Workers’ Compensation Insurance reporting unit, which began in the second quarter and persisted into the third quarter of 2023. The fair value of the Workers’ Compensation Insurance reporting unit was estimated using both an income and market approach. As a result of the analysis performed in the third quarter of 2023, goodwill was reduced and an impairment charge of $44.1 million was recognized to fully impair the Workers’ Compensation Insurance reporting unit goodwill.

Auditing management’s goodwill impairment tests were complex and highly judgmental due to the significant estimation required to determine the fair value of the reporting units. In particular, the fair value estimate was sensitive to significant assumptions such as forecasts of future revenue growth and losses and loss adjustment expenses, and the selection of the discount rates and valuation multiples, which are all affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the controls over the Company’s goodwill impairment review process, including controls over management’s review of the significant assumptions described above.

To test the estimated fair value of the Company’s reporting units, we performed certain audit procedures that included the use of our fair value specialists. These audit procedures included, among others, assessing the methodologies and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. We compared the significant assumptions used by management to current industry and economic trends and evaluated whether changes to the Company’s business would affect the significant assumptions. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting units that would result from changes in the assumptions. In addition, we tested management’s reconciliation of the fair value of the reporting units to the market capitalization of the Company.

Deferred tax assets valuation allowance
Description of the Matter
As described in Note 5 to the consolidated financial statements, the Company had total deferred tax assets of $236.9 million. As described in Note 1 to the consolidated financial statements, these deferred tax assets represent the tax benefit of future deductible temporary differences, net operating loss carryforwards, and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance if, based on the weight of all available evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, the Company considers many factors, including the future reversal of existing temporary differences and the identification and use of available tax planning strategies. If those sources are insufficient to support the recoverability of the deferred tax assets, the Company then considers its projections of future taxable income, which involves significant management judgment.

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
Birmingham, Alabama
February 27, 2024

ProAssurance Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share data)

	December 31, 2023	December 31, 2022
Assets
Investments
Fixed maturities, available-for-sale, at fair value (amortized cost, $3,758,720 and $3,852,411, respectively; allowance for expected credit losses, $555 as of December 31, 2023 and $427 as of December 31, 2022)	$3,493,597	$3,472,472
Fixed maturities, trading, at fair value (cost, $48,449 and $45,048, respectively)	48,324	43,434
Equity investments, at fair value (cost, $164,262 and $162,429, respectively)	151,295	143,738
Short-term investments	235,785	245,313
Business owned life insurance	78,205	81,746
Investment in unconsolidated subsidiaries	276,756	305,210
Other investments (at fair value, $62,604 and $92,447, respectively, otherwise at cost or amortized cost)	65,819	95,770
Total Investments	4,349,781	4,387,683
Cash and cash equivalents	65,898	29,959
Premiums receivable, net (allowance for expected credit losses, $7,809 as of December 31, 2023 and $7,658 as of December 31, 2022)	235,569	246,094
Receivable from reinsurers on paid losses and loss adjustment expenses	21,122	15,313
Receivable from reinsurers on unpaid losses and loss adjustment expenses	445,573	431,889
Prepaid reinsurance premiums	31,149	29,120
Deferred policy acquisition costs	60,336	58,148
Deferred tax asset, net	186,164	209,535
Real estate, net	29,757	29,968
Operating lease ROU assets	16,275	18,987
Intangible assets, net	60,308	66,835
Goodwill	5,500	49,610
Other assets	124,493	126,858
Total Assets	$5,631,925	$5,699,999
Liabilities and Shareholders' Equity
Liabilities
Policy liabilities and accruals
Reserve for losses and loss adjustment expenses	$3,401,281	$3,471,147
Unearned premiums	433,715	422,950
Reinsurance premiums payable	24,019	28,514
Total Policy Liabilities and Accruals	3,859,015	3,922,611
Operating lease liabilities	17,179	20,008
Other liabilities	216,618	226,379
Debt less unamortized debt issuance costs	427,133	426,983
Total Liabilities	4,519,945	4,595,981
Shareholders' Equity
Common shares (par value $0.01 per share, 100,000,000 shares authorized, 63,576,932 and 63,427,796 shares issued, respectively)	636	634
Additional paid-in capital	403,554	397,919
Accumulated other comprehensive income (loss) (net of deferred tax expense (benefit) of ($55,738) and ($80,810), respectively)	(204,489)	(298,607)
Retained earnings	1,381,981	1,423,286
Treasury shares, at cost (12,606,968 and 9,464,160 shares, respectively)	(469,702)	(419,214)
Total Shareholders' Equity	1,111,980	1,104,018
Total Liabilities and Shareholders' Equity	$5,631,925	$5,699,999
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Consolidated Statements of Changes in Capital
(In thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance at January 1, 2021	$632	$388,150	$75,227	$1,301,163	$(415,962)	$1,349,210
Common shares issued for compensation	—	700	—	—	—	700
Share-based compensation	—	4,379	—	—	—	4,379
Net effect of restricted and performance shares issued	1	(288)	—	—	—	(287)
Dividends to shareholders	—	—	—	(10,796)	—	(10,796)
Other comprehensive income (loss)	—	—	(58,943)	—	—	(58,943)
Net income (loss)	—	—	—	144,124	—	144,124
Balance at December 31, 2021	633	392,941	16,284	1,434,491	(415,962)	1,428,387
Common shares reacquired	—	—	—	—	(3,252)	(3,252)
Common shares issued for compensation	—	1,078	—	—	—	1,078
Share-based compensation	—	4,828	—	—	—	4,828
Net effect of restricted and performance shares issued	1	(928)	—	—	—	(927)
Dividends to shareholders	—	—	—	(10,803)	—	(10,803)
Other comprehensive income (loss)	—	—	(314,891)	—	—	(314,891)
Net income (loss)	—	—	—	(402)	—	(402)
Balance at December 31, 2022	634	397,919	(298,607)	1,423,286	(419,214)	1,104,018
Common shares reacquired	—	—	—	—	(50,488)	(50,488)
Common shares issued for compensation	—	1,064	—	—	—	1,064
Share-based compensation	—	5,247	—	—	—	5,247
Net effect of restricted and performance shares issued	2	(676)	—	—	—	(674)
Dividends to shareholders	—	—	—	(2,701)	—	(2,701)
Other comprehensive income (loss)	—	—	94,118	—	—	94,118
Net income (loss)	—	—	—	(38,604)	—	(38,604)
Balance at December 31, 2023	$636	$403,554	$(204,489)	$1,381,981	$(469,702)	$1,111,980
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Consolidated Statements of Income and Comprehensive Income
(In thousands, except per share data)

	Year Ended December 31
	2023	2022	2021
Revenues
Net premiums earned	$977,397	$1,029,581	$971,668
Net investment income	128,419	95,972	70,522
Equity in earnings (loss) of unconsolidated subsidiaries	6,791	4,888	48,974
Net investment gains (losses):
Impairment losses	(3,111)	(1,772)	—
Portion of impairment losses recognized in other comprehensive income (loss) before taxes	—	14	—
Net impairment losses recognized in earnings	(3,111)	(1,758)	—
Other net investment gains (losses)	16,939	(31,399)	24,310
Total net investment gains (losses)	13,828	(33,157)	24,310
Other income	10,777	9,404	8,936
Total revenues	1,137,212	1,106,688	1,124,410
Expenses
Net losses and loss adjustment expenses	800,494	776,762	752,249
Underwriting, policy acquisition and operating expenses:
Operating expense	165,931	174,163	157,641
DPAC amortization	134,813	133,175	110,605
SPC U.S. federal income tax expense (benefit)	1,629	1,759	1,947
SPC dividend expense (income)	6,234	6,673	10,050
Interest expense	23,150	20,372	19,719
Goodwill impairment	44,110	—	—
Total expenses	1,176,361	1,112,904	1,052,211
Gain on bargain purchase	—	—	74,408
Income (loss) before income taxes	(39,149)	(6,216)	146,607
Provision for income taxes:
Current expense (benefit)	1,223	807	1,164
Deferred expense (benefit)	(1,768)	(6,621)	1,319
Total income tax expense (benefit)	(545)	(5,814)	2,483
Net income (loss)	(38,604)	(402)	144,124
Other comprehensive income (loss), after tax, net of reclassification adjustments	94,118	(314,891)	(58,943)
Comprehensive income (loss)	$55,514	$(315,293)	$85,181
Earnings (loss) per share:
Basic	$(0.73)	$(0.01)	$2.67
Diluted	$(0.73)	$(0.01)	$2.67
Weighted average number of common shares outstanding:
Basic	52,642	54,008	53,962
Diluted	52,788	54,140	54,058
Cash dividends declared per common share	$0.05	$0.20	$0.20
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31
	2023	2022	2021
Operating Activities
Net income (loss)	$(38,604)	$(402)	$144,124
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Goodwill impairment	44,110	—	—
Gain on bargain purchase	—	—	(74,408)
Depreciation and amortization, net of accretion	26,015	38,063	37,247
(Increase) decrease in cash surrender value of BOLI	3,541	21	(1,339)
Net investment (gains) losses	(13,828)	33,157	(24,310)
Share-based compensation	5,247	4,829	4,390
Deferred income tax expense (benefit)	(1,768)	(6,621)	1,319
Policy acquisition costs, net of amortization (net deferral)	(2,188)	792	(11,744)
Equity in (earnings) loss of unconsolidated subsidiaries	(6,791)	(4,888)	(48,974)
Distributed earnings from unconsolidated subsidiaries	15,375	30,278	35,164
Other, net	947	(571)	(401)
Change in:
Premiums receivable	10,525	(4,999)	71,205
Reinsurance related assets and liabilities	(26,017)	20,476	16,925
Other assets	(5,014)	12,076	12,713
Reserve for losses and loss adjustment expenses	(69,866)	(108,793)	(19,684)
Unearned premiums	10,765	(11,011)	(105,986)
Other liabilities	(2,334)	(32,248)	37,729
Net cash provided (used) by operating activities	(49,885)	(29,841)	73,970
Investing Activities
Purchases of:
Fixed maturities, available-for-sale	(419,234)	(607,790)	(1,438,169)
Equity investments	(1,586)	(34,907)	(156,747)
Other investments	(40,795)	(38,873)	(73,957)
Investment in unconsolidated subsidiaries	(36,739)	(39,488)	(49,650)
Proceeds from sales or maturities of:
Fixed maturities, available-for-sale	493,648	542,855	1,077,379
Equity investments	3,751	78,550	440,921
Other investments	77,130	34,794	59,055
Net sales or (purchases) of fixed maturities, trading	(4,911)	(499)	4,236
Return of invested capital from unconsolidated subsidiaries	56,609	44,464	65,362
Net sales or maturities (purchases) of short-term investments	13,198	(27,789)	181,619
Unsettled security transactions, net change	2,199	(6,302)	29,841
Purchases of capital assets	(4,790)	(4,353)	(3,840)
Cash paid for acquisitions, net of cash acquired	—	—	(221,576)
Other	2,659	(2,659)	—
Net cash provided (used) by investing activities	141,139	(61,997)	(85,526)
Continued on the following page.

	Year Ended December 31
	2023	2022	2021
Continued from the previous page.
Financing Activities
Borrowings under Revolving Credit Agreement	250,000	—	—
Repayments of Senior Notes	(250,000)	—	—
Repayments of Mortgage Loans	—	—	(36,113)
Repurchase of common stock	(50,488)	(3,252)	—
Dividends to shareholders	(5,379)	(10,768)	(10,758)
Capital contribution received from (return of capital to) external segregated portfolio cell participants	3,503	(8,928)	(10,376)
Purchase of non-controlling interest	—	—	(3,089)
Other	(2,951)	1,143	(288)
Net cash provided (used) by financing activities	(55,315)	(21,805)	(60,624)
Increase (decrease) in cash and cash equivalents	35,939	(113,643)	(72,180)
Cash and cash equivalents at beginning of period	29,959	143,602	215,782
Cash and cash equivalents at end of period	$65,898	$29,959	$143,602

Supplemental Disclosure of Cash Flow Information
Cash paid (refunded) during the year for income taxes, net	$(11,195)	$2,340	$(9,512)
Cash paid during the year for interest	$22,314	$19,679	$14,502

Significant Non-Cash Transactions
Operating ROU assets obtained in exchange for operating lease liabilities	$—	$3,133	$5,687
Dividends declared and not yet paid	$—	$2,698	$2,698
Fair value of Contribution Certificates issued in NORCAL acquisition	$—	$—	$174,999
Fair value of contingent consideration in NORCAL acquisition	$—	$—	$24,000
Increase (decrease) in fair value of contingent consideration issued in NORCAL acquisition	$(8,500)	$(9,000)	$—
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023

1. Accounting Policies
Organization and Nature of Business
ProAssurance Corporation (ProAssurance, PRA or the Company), a Delaware corporation, is an insurance holding company primarily for wholly owned specialty property and casualty and workers' compensation insurance entities including an entity that provides capital to Syndicate 1729 at Lloyd's to support the Company's previous participation in underwriting years that remain open. Risks insured are primarily liability risks located within the U.S.
Beginning in the third quarter of 2023, ProAssurance operates in four reportable segments as follows: Specialty P&C, Workers' Compensation Insurance, Segregated Portfolio Cell Reinsurance, and Corporate. For more information on the Company's segment reporting, including the nature of products and services provided and financial information by segment, refer to Note 16.
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
Reclassifications
As a result of the third quarter 2023 segment reorganization, prior period segment information in Note 16 has been recast to conform to the Company's current segment reporting (see Note 16 for further information).
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
December 31, 2023
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
Estimating casualty insurance reserves, and particularly long-tailed insurance reserves, is a complex process. Long-tailed insurance is characterized by the extended period of time typically required both to assess the viability of a claim and potential damages, if any, and to reach a resolution of the claim. For a high proportion of the risks insured or reinsured by ProAssurance, the period of time required to resolve a claim is often five years or more, and claims may be subject to litigation. Estimating losses for these long-tailed claims requires ProAssurance to make and revise judgments and assessments regarding multiple uncertainties over an extended period of time. As a result, reserve estimates may vary significantly from the eventual outcome. Reserve estimates and the assumptions on which these estimates are predicated are regularly reviewed and updated as new information becomes available. Any adjustments necessary are reflected in current operations. Due to the size of ProAssurance’s reserve for losses, even a small percentage adjustment to these estimates could have a material effect on earnings in the period in which the adjustment is made, as was the case in 2023, 2022 and 2021. See Note 7 for additional information on ProAssurance's reserve for losses and LAE.
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
December 31, 2023
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
ProAssurance's available-for-sale fixed maturity investments are also exposed to credit losses. See Note 3 for information on ProAssurance's allowance for expected credit losses on its available-for-sale fixed maturities.
ProAssurance's premiums receivable on its Consolidated Balance Sheet as of December 31, 2023 and 2022 is reported net of the related allowance for expected credit losses of $7.8 million and $7.7 million, respectively. The following tables present a roll forward of the allowance for expected credit losses related to the Company's premiums receivable for the years ended December 31, 2023 and 2022.

(In thousands)	Premiums Receivable, Net	Allowance for Expected Credit Losses
Balance, December 31, 2022	$246,094	$7,658
Provision for expected credit losses		1,114
Write offs charged against the allowance		(1,040)
Recoveries of amounts previously written off		77
Balance, December 31, 2023	$235,569	$7,809

(In thousands)	Premiums Receivable, Net	Allowance for Expected Credit Losses
Balance, December 31, 2021	$241,095	$7,436
Provision for expected credit losses		564
Write offs charged against the allowance		(674)
Recoveries of amounts previously written off		332
Balance, December 31, 2022	$246,094	$7,658
ProAssurance's expected credit losses associated with its reinsurance receivables (related to both paid and unpaid losses) were nominal in amount as of December 31, 2023 and 2022. ProAssurance has other financial assets and off-balance-sheet commitments that are exposed to credit losses; however, expected credit losses associated with these assets and commitments were nominal in amount as of December 31, 2023 and 2022.
Retroactive Insurance Contracts
In certain instances, ProAssurance’s insurance contracts cover losses both on a prospective basis and retroactive basis, and accordingly, ProAssurance bifurcates the prospective and retroactive provisions of these contracts and accounts for each component separately, where practicable.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023
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
December 31, 2023
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
Impairments
ProAssurance evaluates its available-for-sale investment securities, which at December 31, 2023 and 2022 consisted entirely of fixed maturity securities, on at least a quarterly basis for the purpose of determining whether declines in fair value below recorded cost basis represent a credit loss. The Company considers a credit loss to have occurred:
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

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023
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
If deemed appropriate and necessary, a discounted cash flow analysis is performed to confirm whether a credit loss exists and, if so, the amount of the credit loss. ProAssurance uses the single best estimate approach for available-for-sale debt securities and considers all reasonably available data points, including industry analyses, credit ratings, expected defaults and the remaining payment terms of the debt security. For fixed rate available-for-sale debt securities, cash flows are discounted at the security's effective interest rate implicit in the security at the date of acquisition. If the available-for-sale debt security’s contractual interest rate varies based on subsequent changes in an independent factor, such as an index or rate, for example, the prime rate, the SOFR, or the U.S. Treasury bill weekly average, that security’s effective interest rate is calculated based on the factor as it changes over the life of the security.
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
Derivatives
ProAssurance records derivative instruments at fair value on the Consolidated Balance Sheet. ProAssurance accounts for the changes in fair value of derivatives depending on whether the derivative is designated as a hedging instrument and if so, the type of hedging relationship. For derivative instruments not designated as hedging instruments, ProAssurance recognizes the change in fair value of the derivative in earnings during the period of change. ProAssurance does not use derivative instruments for trading purposes.
For derivative financial instruments designed as cash flow hedges, ProAssurance formally documents all relationships between the hedging instruments and the hedged items as well as its risk-management objective and strategy for undertaking various hedged transactions. ProAssurance also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge, hedge accounting is discontinued prospectively.
As of December 31, 2023, ProAssurance uses Interest Rate Swaps that are designated and qualify as highly effective cash flow hedges to manage its exposure to variability in cash flows of forecasted interest payments attributable to variability in the selected base rates on borrowings under the amended Revolving Credit Agreement. Changes in the fair value of derivatives that are designated and qualify as highly effective cash flow hedges are recorded in AOCI, net of tax, and are reclassified into earnings when the hedged cash flows impact earnings. When the change in the fair value of a qualifying cash flow hedge is included in earnings, it is included in the same line item on the Consolidated Statement of Income and Comprehensive Income as the cash flows from the hedged item. The Company has elected not to offset fair value amounts recognized for the Interest Rate Swaps and fair value of the amounts recognized to reclaim cash collateral or the obligation to return cash collateral executed with counterparties under a master netting arrangement. The cash flows of Interest Rate Swaps are classified as operating cash flows.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023
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
Pension
The Company sponsors NORCAL's frozen qualified defined benefit pension plan which covers substantially all NORCAL employees (except those that were previous employees of Medicus Insurance Company and FD Insurance Company, employees of PPM RRG as well as new hires after December 31, 2013). Accounting for pension benefits requires the use of assumptions for the valuation of the PBO and the expected performance of the plan assets.
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

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023
Income Taxes/Deferred Taxes
ProAssurance files a consolidated federal income tax return. Tax-related interest and penalties are recognized as components of tax expense.
ProAssurance evaluates tax positions taken on tax returns and recognizes positions in the financial statements when it is more likely than not that the position will be sustained upon resolution with a taxing authority. If recognized, the benefit is measured as the largest amount of benefit that has a greater than fifty percent probability of being realized. Uncertain tax positions are reviewed each period by considering changes in facts and circumstances, such as changes in tax law, interactions with taxing authorities and developments in case law, and adjustments would be made if considered necessary. Adjustments to unrecognized tax benefits may affect income tax expense, and the settlement of uncertain tax positions may require the use of cash. Other than differences related to timing, no significant adjustments were considered necessary during the years ended December 31, 2023 or 2022.
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
Goodwill/Intangibles
Intangible Assets
Intangible assets with definite lives are amortized over the estimated useful life of the asset. Amortizable intangible assets primarily consist of policyholder relationships, renewal rights and trade names. Intangible assets with an indefinite life, primarily state licenses, are not amortized. Indefinite lived intangible assets are evaluated for impairment on an annual basis or upon the occurrence of certain triggering events or substantive changes in circumstances that indicate the intangible asset may be impaired. Amortizable intangible assets and other long-lived assets are tested for impairment at the asset group level upon the occurrence of certain triggering events or substantive changes in circumstances that indicate the carrying amount of the asset group may not be recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset group are less than the carrying amounts of the related asset group. Impairment losses are measured as the amount by which the carrying amount of the asset groups exceed their fair values. The Company's asset groups generally correspond to the same level at which goodwill is tested for impairment (see additional discussion in the following section). The following table provides additional information regarding ProAssurance's intangible assets.

	Gross Carrying Value		Accumulated Amortization		Amortization Expense
	December 31		December 31		Year Ended December 31
(In millions)	2023	2022	2023	2022	2023	2022	2021
Intangible Assets
Non-amortizable	$38.2	$38.2
Amortizable	100.3	100.3	$78.2	$71.7	$6.5	$6.5	$6.4
Total Intangible Assets	$138.5	$138.5
Aggregate amortization expense for intangible assets is estimated to be $6.1 million for the year ended December 31, 2024, $5.8 million for the year ended December 31, 2025, $3.5 million for the year ended December 31, 2026, $3.4 million for the year ended December 31, 2027 and $2.9 million for the year ended December 31, 2028.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023
Goodwill
Goodwill is tested for impairment annually or more frequently if circumstances indicate an impairment may have occurred. The date of the Company's annual goodwill impairment testing is October 1. Impairment of goodwill is tested at the reporting unit level, which prior to the third quarter of 2023, was consistent with the Company's reportable segments. As discussed in Note 16, the Company reorganized its segment reporting in the third quarter of 2023 to align with how its CODM currently oversees the business, allocates resources and evaluates operating performance. As a result of the segment reorganization, the Lloyd's Syndicates segment is no longer a separate operating segment; however, the Lloyd's Syndicates operation will remain a reporting unit for purposes of testing goodwill. The reporting units are: Specialty P&C, Workers' Compensation Insurance, Segregated Portfolio Cell Reinsurance, Lloyd's Syndicates and Corporate. Of the Company's five reporting units, only the Segregated Portfolio Cell Reinsurance reporting unit has goodwill at December 31, 2023. See Note 6 for additional information about the Company's goodwill.
During the third quarter of 2023, ProAssurance recorded a goodwill impairment charge of $44.1 million, and the facts and circumstances that led to this impairment and how the fair value of each reporting unit was estimated, including the significant assumptions used and other details, are outlined in the following section.
Interim Impairment Assessments
As disclosed in ProAssurance's June 30, 2023 report on Form 10-Q, the Company performed a quantitative goodwill impairment assessment on the Workers' Compensation Insurance reporting unit as of June 30, 2023, due to market conditions impacting that reporting unit's actual and projected results along with a broader decline in ProAssurance's stock price that occurred for a sustained period of time during the second quarter of 2023.
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
Market conditions impacting actual and projected results of the Workers' Compensation Insurance reporting unit persisted into the third quarter of 2023. During the third quarter of 2023, the Company increased its full year current accident year loss ratio and recognized unfavorable prior accident year reserve development in the Workers' Compensation Insurance reporting unit, which reflected higher than expected loss trends observed in the average cost per claim which the Company attributes to increased medical costs driven by wage inflation and medical advancements. As a result, management performed an updated quantitative assessment of goodwill on the Workers' Compensation Insurance reporting unit as of September 30, 2023 using updated actual and projected results as well as marketplace data. The updated data impacted a number of key variables in the Company's analysis including the determination of a higher discount rate and lower valuation multiples.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023
For each of the interim impairment assessments performed in the second and third quarters of 2023, management estimated the fair value of the Workers' Compensation Insurance reporting unit using both an income approach and a market approach using marketplace data that was current at the time of each respective analysis based on the valuation methodologies and process for developing assumptions. The estimate of fair value derived from the income approach was based on the present value of expected future cash flows, including terminal value, utilizing a market-based weighted average cost of capital determined separately for each reporting unit. The estimate of fair value derived from the market approach was based on price to book multiple data. To corroborate the reporting unit's valuation, management performed a reconciliation of the estimate of the aggregate fair value of all reporting units to ProAssurance's market capitalization as of each testing date, including consideration of a control premium. The determination of fair value involved the use of significant estimates and assumptions, including revenue growth rates, combined ratios, capital requirements, tax rates, terminal growth rates, discount rates, comparable public companies and synergistic benefits available to market participants. In addition, management made certain judgments and assumptions in allocating shared assets and liabilities to individual reporting units to determine the carrying amount of each reporting unit.
The analysis during the third quarter of 2023 indicated impairment of the goodwill associated with the Workers' Compensation Insurance reporting unit and accordingly ProAssurance recorded a $44.1 million charge to fully impair the goodwill in the third quarter.
In both the second and third quarter 2023 analyses, management also estimated the fair value of the Segregated Portfolio Cell Reinsurance reporting unit using the same approaches, which indicated that the fair value of the reporting unit significantly exceeded the carrying amount for each of the interim impairment assessments performed.
Management also performed impairment tests of indefinite lived intangible assets and certain of the Company's definite lived intangible assets for which a triggering event was deemed to have occurred. Based upon these impairment tests, no impairment of its definite or indefinite lived intangible assets was identified at June 30, 2023 or September 30, 2023.

Annual Impairment Assessment
Subsequent to performing the interim impairment assessments previously discussed, the Company performed its annual goodwill impairment assessment as of October 1, 2023.
When testing goodwill for impairment on the annual test date, management has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the estimated fair value of a reporting unit is less than its carrying amount. If management elects to perform a qualitative assessment and determine that an impairment is more likely than not, the Company is then required to perform a quantitative impairment test; otherwise, no further analysis is required. Management also may elect not to perform the qualitative assessment and, instead, proceed directly to the quantitative impairment test.
For the most recent goodwill impairment test performed on October 1, 2023, the Company elected to perform a qualitative impairment test for the Segregated Portfolio Cell Reinsurance reporting unit. As of the last quantitative assessment as of September 30, 2023, the Segregated Portfolio Cell Reinsurance reporting unit had a significant excess of fair value over book value and based on current operations is expected to continue to do so; therefore, the Company's annual impairment test for this reporting unit was performed qualitatively.
Performance of the qualitative goodwill impairment assessment requires judgment in identifying and considering the significance of relevant key factors, events and circumstances that affect the fair values of the Company's reporting units. This requires consideration and assessment of external factors such as macroeconomic, industry, and market conditions, as well as entity-specific factors, such as the Company's actual and planned financial performance. ProAssurance also gives consideration to the difference between the reporting unit's fair value and carrying value as of the most recent date that a fair value measurement was performed. If the results of the qualitative assessment conclude that it is not more likely than not that the fair value of a reporting unit exceeds its carrying value, additional quantitative impairment testing is performed.
In applying the qualitative approach, management considered macroeconomic factors, industry and market conditions, cost factors that could have a negative impact on the reporting unit, actual financial performance of the reporting unit versus expectations and management's future business expectations. As a result of the qualitative assessment, management concluded that it was not more likely than not that the fair value of the Segregated Portfolio Cell Reinsurance reporting unit was less than its carrying value as of the testing date; therefore, no further impairment testing was required. Management also performed impairment tests of its indefinite lived intangible assets which indicated no impairment as of October 1, 2023.
No goodwill impairment was recorded during the years ended December 31, 2022 or 2021.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023
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
Contingent Consideration
Contingent consideration in a business combination that is classified as a liability carried as a component of other liabilities on ProAssurance's Consolidated Balance Sheet. Contingent consideration is measured at fair value on the date of acquisition and remeasured at fair value each subsequent reporting period. Fair value of a liability represents the price that would be paid to transfer the liability in an orderly transaction between market participants at the measurement date considering characteristics specific to the liability.
The purchase consideration in the NORCAL acquisition included contingent consideration. NORCAL policyholders who elected to receive NORCAL stock and tender it to ProAssurance are eligible for a share of contingent consideration in an amount of up to approximately $84 million. As defined in the purchase agreement, the contingent consideration is dependent upon the after-tax development of NORCAL's ultimate net losses for accident years ended on or before December 31, 2020 determined as of December 31, 2023 by a mutually agreed upon independent actuarial consultant. This independent actuarial consultant has until June 30, 2024 to complete their estimate.
Given the contingent consideration associated with the NORCAL acquisition is dependent upon the after-tax development of NORCAL's ultimate net losses between December 31, 2020 and December 31, 2023, the Company will bifurcate changes in the contingent consideration each period between fair value changes and, if applicable, changes in estimates of NORCAL's ultimate net losses for accident years 2020 and prior. Changes in contingent consideration related to fair value are recognized in earnings as a component of net investment gains (losses) and changes in contingent consideration related to changes in estimates of NORCAL's ultimate net losses for accident years 2020 and prior are recognized in earnings as component of operating expenses.
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
Leases
ProAssurance is involved in a number of leases, primarily for office facilities. The Company determines if an arrangement is a lease at the inception date of the contract and classifies all leases as either financing or operating. Operating leases are included in operating lease ROU assets and operating lease liabilities on the Consolidated Balance Sheets. The ROU asset represents the right to use the underlying asset for the lease term. As of December 31, 2023, ProAssurance has no leases that are classified as financing leases.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023
Operating ROU assets and operating lease liabilities are initially recognized as of the lease commencement date based on the present value of the remaining lease payments, discounted over the term of the lease using a discount rate determined based on information available as of the commencement date. As the majority of ProAssurance's lessors do not provide an implicit discount rate, the Company uses its collateralized incremental borrowing rate in determining the present value of remaining lease payments. Due to the adoption of ASU 2016-02, the Company used its collateralized incremental borrowing rate as of January 1, 2019 for operating leases that commenced prior to that date. Subsequent to the initial recognition, the operating ROU asset and operating lease liability are amortized and accreted, respectively, over the lease term in a manner that results in a straight-line operating lease expense. Operating lease expense is included as a component of operating expense on the Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2023, 2022 and 2021. Leases with an initial term of twelve months or less are considered short-term and are not recorded on the Consolidated Balance Sheet; lease expense for these leases is also recognized on a straight-line basis over the lease term. Additionally, for leases entered into or reassessed after the adoption of ASU 2016-02 on January 1, 2019, ProAssurance accounts for lease and non-lease components of a contract as a single lease component.
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
Real estate accumulated depreciation was approximately $29.2 million and $28.3 million at December 31, 2023 and 2022, respectively. Real estate depreciation expense was $0.9 million for each of the years ended December 31, 2023, 2022 and 2021.
Earned But Unbilled Premiums
Workers’ compensation premiums are determined based upon the payroll of the insured, the applicable premium rates and an experience-based modification factor, where applicable. An audit of the policyholders’ records is conducted after policy expiration to make a final determination of applicable premiums. Audit premium due from or due to a policyholder as a result of an audit is reflected in net premiums written and earned when billed. ProAssurance tracks, by policy, the amount of additional premium billed in final audit invoices as a percentage of payroll exposure and uses this information to estimate the probable additional amount of EBUB as of the balance sheet date. Changes to the EBUB estimate are included in net premiums written and earned in the period recognized. As of December 31, 2023 and 2022, ProAssurance carried EBUB of $6.2 million and $3.3 million, respectively, as a part of premiums receivable. ProAssurance will continue to monitor and adjust the estimate, if necessary, based on changes in insured payrolls and economic conditions, as experience develops or new information becomes known; however, the length and magnitude of such changes depends on future developments, which are highly uncertain and cannot be predicted.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023
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
Subsequent Events
ProAssurance evaluates events that occurred subsequent to December 31, 2023 through the date this Form 10-K was filed for recognition or disclosure in its Consolidated Financial Statements.
Accounting Changes Adopted
Reference Rate Reform - Deferral of LIBOR Sunset Date (ASU 2022-06)
Effective for fiscal years beginning after December 31, 2022 and interim periods within those fiscal years, the FASB amended guidance which defers the LIBOR transition date from December 31, 2022 to December 31, 2024. As of December 31, 2023, ProAssurance has no exposure to LIBOR. ProAssurance adopted the guidance beginning January 1, 2023, and adoption had no material effect on ProAssurance's results of operations, financial position or cash flows.
Presentation of Financial Statements, Income Statement - Reporting Comprehensive Income, Distinguishing Liabilities from Equity, Equity and Compensation - Stock Compensation (ASU 2023-03)
Effective immediately, the FASB amended guidance on July 14, 2023 to align various SEC paragraphs in the Codification to reflect the issuance of SEC Staff Accounting Bulletin No. 120, among other things. ProAssurance adopted the guidance beginning July 14, 2023, and adoption had no material effect on ProAssurance's results of operations, financial position or cash flows.
Accounting Changes Not Yet Adopted
Disclosure Improvements (ASU 2023-06)
In October 2023, the FASB amended guidance to clarify or improve disclosure and presentation requirements of a variety of topics, which will allow users to more easily compare entities subject to the SEC's existing disclosures with those entities that were not previously subject to the requirements and align the requirements in the Codification with the SEC's regulations. The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X becomes effective, with early adoption prohibited. ProAssurance is currently evaluating the effect the updated guidance will have on the Company's financial statement disclosures.
Improvements to Reportable Segment Disclosures (ASU 2023-07)
Effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, and requiring retrospective application to all prior periods presented in the financial statements, the FASB amended disclosure requirements for segment reporting by modifying and adding disclosure requirements, primarily related to significant segment expenses which are regularly provided to the Company’s CODM. ProAssurance is currently evaluating the effect the updated guidance will have on the Company's financial statement disclosures.
Improvements to Income Tax Disclosures (ASU 2023-09)
Effective for fiscal years beginning after December 31, 2024, the FASB amended disclosure requirements to provide greater transparency on income tax disclosures, including the disaggregation of existing disclosures related to the tax rate reconciliation and income taxes paid. ProAssurance is currently evaluating the effect the updated guidance will have on the Company's financial statement disclosures.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023
Employee Retention Credit
In response to COVID-19, the CARES Act was signed into law on March 27, 2020 and contains several provisions for corporations, including the initial version of the ERC. In December 2020 and March 2021, the ERC was extended and expanded from 50% of qualified wages to 70%. The 2020 rules limited qualified wages to $10,000 per employee and applied to employers with 100 or fewer full-time employees in 2019. The rules were expanded in 2021 to raise the qualified wage limit to $10,000 per employee, per quarter. As an eligible employer, NORCAL filed a claim during the second quarter of 2023 for a payroll tax refund of approximately $3.8 million. The Company recorded the expected payroll tax refund as a component of operating expenses on the Consolidated Statement of Income and Comprehensive Income for the year ended December 31, 2023 and as a component of other assets on the Consolidated Balance Sheet as of December 31, 2023.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023
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
Fair values of assets measured at fair value on a recurring basis as of December 31, 2023 and December 31, 2022 are shown in the following tables. Where applicable, the tables also indicate the fair value hierarchy of the valuation techniques utilized to determine those fair values. For some assets, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. When this is the case, the asset is categorized based on the level of the most significant input to the fair value measurement. Assessments of the significance of a particular input to the fair value measurement require judgment and consideration of factors specific to the assets being valued.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023

	December 31, 2023
	Fair Value Measurements Using			Total
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Fixed maturities, available-for-sale
U.S. Treasury obligations	$—	$243,525	$—	$243,525
U.S. Government-sponsored enterprise obligations	—	18,724	—	18,724
State and municipal bonds	—	454,381	—	454,381
Corporate debt, multiple observable inputs	—	1,668,197	—	1,668,197
Corporate debt, limited observable inputs	—	—	82,377	82,377
Residential mortgage-backed securities	—	429,883	254	430,137
Agency commercial mortgage-backed securities	—	8,387	—	8,387
Other commercial mortgage-backed securities	—	188,464	1,010	189,474
Other asset-backed securities	—	395,245	3,150	398,395
Fixed maturities, trading	—	48,324	—	48,324
Equity investments
Financial	9,464	2,287	291	12,042
Utilities/Energy	1,256	—	—	1,256
Industrial	—	—	4,946	4,946
Bond funds	114,901	—	—	114,901
All other	18,150	—	—	18,150
Short-term investments	163,499	72,286	—	235,785
Other investments	—	57,478	5,126	62,604
Other assets	—	3,876	—	3,876
Total assets categorized within the fair value hierarchy	$307,270	$3,591,057	$97,154	3,995,481
Assets carried at NAV, which approximates fair value and which are not categorized within the fair value hierarchy, reported as a part of:
Investment in unconsolidated subsidiaries				245,455
Total assets at fair value				$4,240,936

Liabilities:
Other liabilities	$4,030	$—	$6,500	$10,530
Total liabilities categorized within the fair value hierarchy	$4,030	$—	$6,500	$10,530

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023

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
The fair values for securities included in the Level 2 category, with the few exceptions described below, were developed by one of several third-party, nationally recognized pricing services, including services that price only certain types of securities. Each service uses complex methodologies to determine values for securities and subject the values they develop to quality control reviews. Management selected a primary source for each type of security in the portfolio and reviewed the values provided for reasonableness by comparing data to alternate pricing services and to available market and trade data. Values that appeared inconsistent were further reviewed for appropriateness. Any value that did not appear reasonable was discussed with the service that provided the value and adjusted, if necessary. There were no material changes to the values supplied by the pricing services during the years ended December 31, 2023 and 2022.
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
December 31, 2023
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
Fixed maturities, trading are held by the Lloyd's Syndicates corporate member subsidiary and include U.S. Treasury obligations, corporate debt with multiple observable inputs and other asset-backed securities. These securities were valued using the respective valuation methodologies discussed above for each security type.
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
Other assets consisted of interest rate swap derivative instruments valued using a model which considers the forward yield curves and volatilities from other instruments with similar maturities, strike prices and durations.
Level 3 Valuations
Below is a summary description of the valuation methodologies used as well as quantitative information regarding securities in the Level 3 category, by security type:
Level 3 Valuation Methodologies
Corporate debt, limited observable inputs consisted of corporate bonds valued using dealer quotes for similar securities or discounted cash flow models using yields currently available for similar securities. Similar securities are defined as securities of comparable credit quality that have like terms and payment features. Assessments of credit quality were based on NRSRO ratings, if available, or were determined by management if not available. At December 31, 2023, 98% of the securities were rated and the average rating was BBB+. At December 31, 2022, 100% of the securities were rated and the average rating was BBB+.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023
Residential mortgage-backed, other commercial mortgage-backed and other asset-backed securities consisted of securitizations of receivables valued using dealer quotes for similar securities or discounted cash flow models using yields currently available for similar securities. Similar securities are defined as securities of comparable credit quality that have like terms and payment features. Assessments of credit quality were based on NRSRO ratings, if available, or were subjectively determined by management if not available. At December 31, 2023, 79% of the securities were rated and the average rating was AA. At December 31, 2022, 100% of the securities were rated and the average rating was BBB-.
Equity investments consisted of preferred stock for which limited observable inputs were available at December 31, 2023 and December 31, 2022. The equity securities were primarily priced using broker/dealer quotes and internal models with some inputs that are unobservable.
Other investments consisted of convertible securities for which limited observable inputs were available at December 31, 2023 and December 31, 2022. The securities were valued internally based on expected cash flows, including the expected final recovery, discounted at a yield that considered the lack of liquidity and the financial status of the issuer.
Other liabilities consisted of contingent consideration associated with the NORCAL acquisition and is recorded at fair value each reporting period. The ultimate payout under the contingent consideration is dependent upon the after-tax development of NORCAL's ultimate net losses over a three-year period beginning December 31, 2020 determined as of December 31, 2023 by a mutually agreed upon independent actuarial consultant and may total up to $84 million. This independent actuarial consultant has until June 30, 2024 to complete their estimate. This remaining uncertainty is a significant component in the determination of the fair value of the liability as of December 31, 2023. See further discussion around the contingent consideration in Note 8.
Quantitative Information Regarding Level 3 Valuations
Below is quantitative information regarding securities in the Level 3 category, by security type:

	Fair Value at
($ in thousands)	December 31, 2023	December 31, 2022	Valuation Technique	Unobservable Input	Range (Weighted Average)
Assets:
Corporate debt, limited observable inputs	$82,377	$63,973	Market Comparable Securities	Comparability Adjustment	0% - 5% (2.5%)
			Discounted Cash Flows	Comparability Adjustment	0% - 5% (2.5%)
Residential mortgage-backed, other commercial mortgage-backed and other asset-backed securities	$4,414	$2,954	Market Comparable Securities	Comparability Adjustment	0% - 5% (2.5%)
			Discounted Cash Flows	Comparability Adjustment	0% - 5% (2.5%)
Equity investments	$5,237	$2,803	Discounted Cash Flows	Comparability Adjustment	0% - 10% (5%)
Other investments	$5,126	$1,783	Discounted Cash Flows	Comparability Adjustment	0% - 10% (5%)
Liabilities:
Other liabilities	$6,500	$15,000	Stochastic Model/Discounted Cash Flows	Weighted Average Cost of Capital	0% - 10% (8%)
The significant unobservable inputs used in the fair value measurement of the above listed securities were the valuations of comparable securities with similar issuers, credit quality and maturity. Changes in the availability of comparable securities could result in changes in the fair value measurements.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023
Fair Value Measurements - Level 3 Assets & Liabilities
The following tables present summary information regarding changes in the fair value of assets and liabilities measured using Level 3 inputs.

	December 31, 2023
	Level 3 Fair Value Measurements
	Assets					Liabilities
(In thousands)	Corporate Debt	Asset-backed Securities	Equity Investments	Other Investments	Total Assets	Other Liabilities	Total Liabilities
Balance, December 31, 2022	$63,973	$2,954	$2,803	$1,783	$71,513	$(15,000)	$(15,000)
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Net investment income (loss)	(23)	—	—	—	(23)	—	—
Net investment gains (losses)	212	—	(737)	113	(412)	5,000	5,000
Operating expense	—	—	—	—	—	3,500	3,500
Included in other comprehensive income (loss)	165	(357)	—	—	(192)	—	—
Purchases	34,311	3,253	3,171	4,294	45,029	—	—
Sales	(9,534)	(398)	—	—	(9,932)	—	—
Transfers in	14,666	3,988	—	2,108	20,762	—	—
Transfers out	(21,393)	(5,026)	—	(3,172)	(29,591)	—	—
Balance, December 31, 2023	$82,377	$4,414	$5,237	$5,126	$97,154	$(6,500)	$(6,500)
Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets and liabilities held at period-end	$—	$—	$(737)	$113	$(624)	$—	$—

	December 31, 2022
	Level 3 Fair Value Measurements
		Assets					Liabilities
(In thousands)	State and Municipal Bonds	Corporate Debt	Asset-backed Securities	Equity Investments	Other Investments	Total Assets	Other Liabilities	Total Liabilities
Balance, December 31, 2021	$—	$47,129	$6,502	$2,500	$1,434	$57,565	$(24,000)	$(24,000)
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Net investment income (loss)	—	(1)	8	—	—	7	—	—
Net investment gains (losses)	—	—	—	102	(553)	(451)	9,000	9,000
Included in other comprehensive income (loss)	(19)	(4,324)	(601)	—	—	(4,944)	—	—
Purchases	750	34,805	10,907	17	3,292	49,771	—	—
Sales	—	(5,153)	(287)	—	(1,167)	(6,607)	—	—
Transfers in	—	18,828	570	2,377	529	22,304	—	—
Transfers out	(731)	(27,311)	(14,145)	(2,193)	(1,752)	(46,132)	—	—
Balance, December 31, 2022	$—	$63,973	$2,954	$2,803	$1,783	$71,513	$(15,000)	$(15,000)
Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets and liabilities held at period-end	$—	$—	$—	$101	$(822)	$(721)	$—	$—

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023
Transfers
Transfers shown in the preceding Level 3 tables were as of the end of the period in which the transfer occurred. All transfers were to or from Level 2.
All transfers in and out of Level 3 during 2023 and 2022 related to securities held for which the level of market activity for identical or nearly identical securities varies from period to period. The securities were valued using multiple observable inputs when those inputs were available; otherwise the securities were valued using limited observable inputs.
Fair Values Not Categorized
At December 31, 2023 and 2022, certain LPs/LLCs and investment funds measure fund assets at fair value on a recurring basis and provide a NAV for ProAssurance's interest. The carrying value of these interests is based on the NAV provided and was considered to approximate the fair value of the interests. For investment in unconsolidated subsidiaries, ProAssurance recognizes any changes in the NAV of its interests in equity in earnings (loss) of unconsolidated subsidiaries during the period of change. In accordance with GAAP, the fair value of these investments was not classified within the fair value hierarchy. The amount of ProAssurance's unfunded contractual commitments related to these investments as of December 31, 2023 and fair values of these investments as of December 31, 2023 and 2022 were as follows:

	Unfunded Contractual Commitments	Fair Value
(In thousands)	December 31, 2023	December 31, 2023	December 31, 2022
Investment in unconsolidated subsidiaries:
Private debt funds (1)	$1,706	$19,886	$19,620
Long/short equity funds (2)	None	4,497	5,089
Non-public equity funds (3)	$42,482	111,251	144,560
Credit funds (4)	$34,488	55,740	49,245
Strategy focused funds (5)	$51,996	54,081	43,971
Total investments carried at NAV		$245,455	$262,485
Below is additional information regarding each of the investments listed in the table above as of December 31, 2023.
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
(2)This investment is comprised of one LP fund which holds long and short publicly traded securities that will passively generate income. Redemptions are permitted with 30 days written notice if outside of a lock-up period.
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

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023
(5)This investment is comprised of multiple unrelated LPs/LLCs funds. One fund is an LLC focused on investing in North American consumer products companies, comprised of equity and equity-related securities, as well as debt instruments. A second fund is focused on aircraft investments, along with components and assets related to aircrafts. A third fund is an LLC focused on acquiring ownership stakes in insurance agencies. For all three funds, redemptions are not permitted. The remaining funds are real estate focused LPs, two of which allow for redemption with prior notice.
ProAssurance may not sell, transfer or assign its interest in any of the above LPs/LLCs without special consent from the LPs/LLCs.
Nonrecurring Fair Value Measurement
During the third quarter of 2023, ProAssurance recognized a nonrecurring fair value measurement related to the goodwill in its Workers' Compensation Insurance reporting unit with a carrying value of $44.1 million prior to the fair value measurement. This nonrecurring fair value measurement resulted in the goodwill being written down to its implied fair value of zero resulting in an impairment of goodwill of $44.1 million. The inputs used in the fair value measurement were non-observable and, as such, were categorized as a Level 3 valuation. ProAssurance did not have any other assets or liabilities that were measured at fair value on a nonrecurring basis at December 31, 2023 or 2022.
Financial Instruments - Methodologies Other Than Fair Value
The following table provides the estimated fair value of the Company's financial instruments that, in accordance with GAAP for the type of investment, are measured using a methodology other than fair value. Fair values provided primarily fall within the Level 3 fair value category.

	December 31, 2023		December 31, 2022
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
BOLI	$78,205	$78,205	$81,746	$81,746
Other investments	$3,215	$3,215	$3,322	$3,322
Other assets	$33,231	$33,221	$28,819	$28,790
Financial liabilities:
Senior notes due 2023*	$—	$—	$250,000	$248,153
Revolving Credit Agreement*	$125,000	$125,000	$—	$—
Term Loan*	$125,000	$125,000	$—	$—
Contribution Certificates	$179,387	$149,782	$177,525	$134,479
Other liabilities	$32,043	$32,043	$27,905	$27,905
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

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023
Other assets and other liabilities primarily consisted of related investment assets and liabilities associated with funded deferred compensation agreements. The fair value of the funded deferred compensation assets was based upon quoted market prices, which is categorized as a Level 1 valuation, and had a fair value of $32.3 million and $27.9 million at December 31, 2023 and 2022, respectively. Other assets also included an unsecured note receivable. The fair value of the note receivable was based on the present value of expected cash flows from the note receivable, discounted at market rates on the valuation date for receivables with similar credit standings and similar payment structures. Other liabilities primarily consisted of liabilities associated with funded deferred compensation agreements. The reported balance is determined based on the amount of elective deferrals and employer contributions adjusted for periodic changes in the fair value of the participant balances based on the performance of the funds selected by the participants and had a fair value of $32.0 million and $27.9 million at December 31, 2023 and December 31, 2022, respectively.
The fair value of the debt, excluding the Contribution Certificates, was estimated based on the present value of expected future cash outflows, discounted at rates available on the valuation date for similar debt issued by entities with a similar credit standing to ProAssurance.
The fair value of the Contribution Certificates was estimated based on a binomial option pricing model. The Contribution Certificates were a portion of the purchase consideration for the NORCAL acquisition and were issued to certain NORCAL policyholders in the conversion, and those instruments are an obligation of NORCAL Insurance Company, the successor of NORCAL Mutual Insurance Company (see Note 8 for further discussion of the terms of the Contribution Certificates).
3. Investments
Available-for-sale fixed maturities at December 31, 2023 and December 31, 2022 included the following:

	December 31, 2023
(In thousands)	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities, available-for-sale
U.S. Treasury obligations	$259,834	$—	$165	$16,474	$243,525
U.S. Government-sponsored enterprise obligations	19,752	—	2	1,030	18,724
State and municipal bonds	482,367	—	1,885	29,871	454,381
Corporate debt	1,883,308	—	4,025	136,759	1,750,574
Residential mortgage-backed securities	481,267	211	2,876	53,795	430,137
Agency commercial mortgage-backed securities	9,369	—	5	987	8,387
Other commercial mortgage-backed securities	210,469	151	60	20,904	189,474
Other asset-backed securities	412,354	193	1,104	14,870	398,395
	$3,758,720	$555	$10,122	$274,690	$3,493,597

	December 31, 2022
(In thousands)	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities, available-for-sale
U.S. Treasury obligations	$243,999	$—	$8	$22,399	$221,608
U.S. Government-sponsored enterprise obligations	21,562	—	—	1,628	19,934
State and municipal bonds	483,584	—	177	44,311	439,450
Corporate debt	1,980,579	—	735	199,862	1,781,452
Residential mortgage-backed securities	450,870	229	555	61,656	389,540
Agency commercial mortgage-backed securities	10,576	—	—	872	9,704
Other commercial mortgage-backed securities	217,021	—	63	22,994	194,090
Other asset-backed securities	444,220	198	289	27,617	416,694
	$3,852,411	$427	$1,827	$381,339	$3,472,472

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023
The recorded cost basis and estimated fair value of available-for-sale fixed maturities at December 31, 2023, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total Fair Value
Fixed maturities, available-for-sale
U.S. Treasury obligations	$259,834	$26,389	$181,056	$33,387	$2,693	$243,525
U.S. Government-sponsored enterprise obligations	19,752	4,637	13,574	513	—	18,724
State and municipal bonds	482,367	31,432	153,891	156,855	112,203	454,381
Corporate debt	1,883,308	206,636	885,777	573,432	84,729	1,750,574
Residential mortgage-backed securities	481,267					430,137
Agency commercial mortgage-backed securities	9,369					8,387
Other commercial mortgage-backed securities	210,469					189,474
Other asset-backed securities	412,354					398,395
	$3,758,720					$3,493,597
Excluding obligations of the U.S. Government, U.S. Government-sponsored enterprises and a U.S. Government obligations money market fund, no investment in any entity or its affiliates exceeded 10% of shareholders’ equity at December 31, 2023.
Cash and securities with a carrying value of $55.1 million at December 31, 2023 were on deposit with various state insurance departments to meet regulatory requirements. ProAssurance also held securities with a carrying value of $72.7 million at December 31, 2023 that are pledged as collateral security for advances under the Company's borrowing relationships with FHLBs.
As a member of Lloyd's, ProAssurance is required to maintain capital at Lloyd's, referred to as FAL, to support the Company's previous participation in underwriting years that remain open at Syndicate 1729. At December 31, 2023, the fair value of ProAssurance's FAL investments was $20.0 million and were comprised of investment securities, primarily available-for-sale fixed maturities, and a nominal amount of cash and cash equivalents on deposit with Lloyd's in order to satisfy these FAL requirements. During the second quarter of 2023, ProAssurance received a return of approximately $4.1 million of cash from its FAL balances related to the settlement of the Company's participation in the results of Syndicate 1729 and Syndicate 6121 for the 2020 underwriting year.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023
Investments Held in a Loss Position
The following tables provide summarized information with respect to investments held in an unrealized loss position at December 31, 2023 and December 31, 2022, including the length of time the investment had been held in a continuous unrealized loss position.

	December 31, 2023
	Total		Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Loss	Value	Loss	Value	Loss
Fixed maturities, available-for-sale
U.S. Treasury obligations	$213,634	$16,474	$32,925	$1,364	$180,709	$15,110
U.S. Government-sponsored enterprise obligations	18,428	1,030	4,128	242	14,300	788
State and municipal bonds	378,313	29,871	48,960	2,287	329,353	27,584
Corporate debt	1,524,940	136,759	84,221	5,054	1,440,719	131,705
Residential mortgage-backed securities	313,082	53,795	74,463	10,271	238,619	43,524
Agency commercial mortgage-backed securities	7,955	987	212	1	7,743	986
Other commercial mortgage-backed securities	184,416	20,904	18,092	1,140	166,324	19,764
Other asset-backed securities	293,447	14,870	30,115	867	263,332	14,003
	$2,934,215	$274,690	$293,116	$21,226	$2,641,099	$253,464

	December 31, 2022
	Total		Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Loss	Value	Loss	Value	Loss
Fixed maturities, available-for-sale
U.S. Treasury obligations	$220,991	$22,399	$53,199	$2,393	$167,792	$20,006
U.S. Government-sponsored enterprise obligations	19,934	1,628	8,082	663	11,852	965
State and municipal bonds	421,769	44,311	177,393	12,352	244,376	31,959
Corporate debt	1,708,529	199,862	687,947	42,977	1,020,582	156,885
Residential mortgage-backed securities	363,945	61,656	155,212	15,275	208,733	46,381
Agency commercial mortgage-backed securities	9,704	872	3,086	110	6,618	762
Other commercial mortgage-backed securities	192,359	22,994	53,270	4,087	139,089	18,907
Other asset-backed securities	396,452	27,617	162,192	7,050	234,260	20,567
	$3,333,683	$381,339	$1,300,381	$84,907	$2,033,302	$296,432
As of December 31, 2023, excluding U.S. Government or U.S. Government-sponsored enterprise obligations, there were 2,531 debt securities (65.6% of all available-for-sale fixed maturity securities held) in an unrealized loss position representing 1,319 issuers. The greatest and second greatest unrealized loss positions among those securities were approximately $5.0 million and $3.2 million, respectively. The securities were evaluated for impairment as of December 31, 2023.
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
Notes to Consolidated Financial Statements
December 31, 2023
Each quarter, ProAssurance performs a detailed analysis for the purpose of assessing whether any of the securities it holds in an unrealized loss position has suffered an impairment due to credit or non-credit factors. A detailed discussion of the factors considered in the assessment is included in Note 1.
Fixed maturity securities held in an unrealized loss position at December 31, 2023, excluding asset-backed securities, have paid all scheduled contractual payments and are expected to continue. Expected future cash flows of asset-backed securities, excluding those issued by GNMA, FNMA and FHLMC, held in an unrealized loss position were estimated as part of the December 31, 2023 impairment evaluation using the most recently available six-month historical performance data for the collateral (loans) underlying the security or, if historical data was not available, sector based assumptions, and equaled or exceeded the current amortized cost basis of the security.
The following tables present a roll forward of the allowance for expected credit losses on available-for-sale fixed maturities for the years ended December 31, 2023 and 2022.

	Year Ended December 31, 2023
(In thousands)	Residential mortgage-backed securities	Other commercial mortgage-backed securities	Other asset-backed securities	Total
Balance, at December 31, 2022	$229	$—	$198	$427
Additional credit losses related to securities for which:
No allowance for credit losses has been previously recognized	—	151	—	151
Reductions related to:
Securities sold during the period	(18)	—	(5)	(23)
Balance, at December 31, 2023	$211	$151	$193	$555

	Year Ended December 31, 2022
(In thousands)	Corporate Debt	Residential mortgage-backed securities	Other asset-backed securities	Total
Balance, at December 31, 2021	$—	$—	$—	$—
Additional credit losses related to securities for which:
No allowance for credit losses has been previously recognized	553	229	198	980
Reductions related to:
Securities for which there is an intent to sell or will more likely than not be sold before recovery of its amortized cost	(553)	—	—	(553)
Balance, at December 31, 2022	$—	$229	$198	$427

Other information regarding sales and purchases of fixed maturity available-for-sale securities is as follows:

	Year Ended December 31
(In millions)	2023	2022	2021
Proceeds from sales (exclusive of maturities and paydowns)	$51.4	$131.0	$504.0
Purchases	$419.2	$607.8	$1,438.2
Equity Investments
ProAssurance's equity investments are carried at fair value with changes in fair value recognized in income as a component of net investment gains (losses) during the period of change. Equity investments on the Consolidated Balance Sheets as of December 31, 2023 and 2022 primarily included bond funds and, to a lesser degree, stocks and investment funds.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023
Short-term Investments
ProAssurance's short-term investments, which have a maturity at purchase of one year or less, are primarily comprised of investments in U.S. treasury obligations, commercial paper, money market funds and a certificate of deposit. Short-term investments are carried at fair value which approximates the cost of the securities due to their short-term nature.
BOLI
ProAssurance holds BOLI policies that are carried at the current cash surrender value of the policies (original cost $39 million). All insured individuals were members of the Company's management at the time the policies were acquired. The primary purpose of the program is to offset future employee benefit expenses through earnings on the cash value of the policies. ProAssurance is the owner and beneficiary of these policies.
Net Investment Income
Net investment income (loss) by investment category was as follows:

	Year Ended December 31
(In thousands)	2023	2022	2021
Fixed maturities	$113,721	$93,736	$74,437
Equities	4,610	3,706	2,539
Short-term investments, including Other	15,476	5,681	1,969
BOLI	2,489	1,141	2,698
Investment fees and expenses	(7,877)	(8,292)	(11,121)
Net investment income	$128,419	$95,972	$70,522
Investment in Unconsolidated Subsidiaries
ProAssurance's investment in unconsolidated subsidiaries were as follows:

	December 31, 2023	Carrying Value
(In thousands)	Percentage Ownership	December 31, 2023	December 31, 2022
Qualified affordable housing project tax credit partnerships	See below	$666	$4,088
All other investments, primarily investment fund LPs/LLCs	See below	276,090	301,122
		$276,756	$305,210
Qualified affordable housing project tax credit partnership interests held by ProAssurance generate investment returns by providing tax benefits to fund investors in the form of tax credits and project operating losses. The carrying value of these investments reflects ProAssurance's total commitments (both funded and unfunded) to the partnerships, less any amortization. At December 31, 2023 and December 31, 2022, ProAssurance did not have an ownership percentage greater than 20% in any tax credit partnership interests. ProAssurance's ownership percentage relative to the tax credit partnership interests is less than 20%. Since ProAssurance has the ability to exert influence over the partnerships but does not control them, all are accounted for using the equity method. See further discussion of the entities in which ProAssurance holds passive interests in Note 14.
ProAssurance holds interests in investment fund LPs/LLCs and other equity method investments and LPs/LLCs which are not considered to be investment funds. ProAssurance's ownership percentage relative to four and three of the LPs/LLCs is greater than 25% at December 31, 2023 and 2022, respectively, which is likely to be reduced as the funds mature and other investors participate in the funds; these investments had a carrying value of $23.0 million and $36.0 million at December 31, 2023 and 2022, respectively. ProAssurance's ownership percentage relative to the remaining investments and LPs/LLCs is less than 25%; these interests had a carrying value of $253.1 million and $265.1 million at December 31, 2023 and 2022, respectively. ProAssurance does not have the ability to exert control over any of these funds.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023
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

	Year Ended December 31
(In thousands)	2023	2022	2021
Qualified affordable housing project tax credit partnerships
Losses recorded	$2,405	$8,278	$15,239
Tax credits recognized	$631	$4,805	$13,160

Historic tax credit partnership*
Losses (gains) recorded	$—	$(1,212)	$(182)
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

ProAssurance accounts for its tax credit partnership investments under the equity method of accounting and records its allocable portion of the operating losses of the underlying properties based on estimates provided by the partnerships. For the Company's qualified affordable housing project tax credit partnerships, it adjusts its estimates of their allocable portion of operating losses periodically as actual operating results of the underlying properties become available. The primary benefits of tax credits and tax-deductible operating losses from the historic tax credit partnerships are earned in a short period with potential for additional cash flows extending over several years. The tax credits generated from the Company's tax credit partnership investments of $0.6 million, $4.8 million and $13.2 million for the years ended December 31, 2023, 2022 and 2021, respectively, were deferred and are expected to be utilized in future periods. Not included in the table above is $1.3 million of tax credits that are expected to be recaptured during the year ended December 31, 2023 due to the carryback of the Company's estimated current year NOL to the 2021 tax year. The recaptured tax credits were earned in 2019 but not utilized until 2021 due to NOL's generated in both 2019 and 2020. As of December 31, 2023, the Company had approximately $52.7 million of available tax credit carryforwards generated from its investments in tax credit partnerships which they expect to utilize in future periods (see further discussion in Note 5).
Tax credits provided by the underlying projects of the Company's historic tax credit partnership are typically available in the tax year in which the project is put into active service, whereas the tax credits provided by qualified affordable housing project tax credit partnerships are provided over approximately a ten year period.
Equity Method Investees
As previously discussed, ProAssurance holds certain investments that are measured using the equity method of accounting, primarily investments in LPs/LLCs, which are carried as a part of investment in unconsolidated subsidiaries on the Consolidated Balance Sheets. As of December 31, 2023, ProAssurance determined one equity method investee, Harbert Seniors Housing Fund I, LP, to be significant. Harbert Seniors Housing Fund I, LP invests in seniors housing with a primary focus on independent living, assisted living and memory care communities.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023
The following tables present aggregated gross summarized financial information for the fund as of December 31, 2023, including the portion not attributable to ProAssurance, derived from the fund's financial statements which are prepared in accordance with GAAP. As the majority of ProAssurance's equity method investments report their results to the Company on a one quarter lag, the majority of the summarized financial information below is for the twelve months ended September 30, 2023 and 2022.

Balance Sheet Information
(In thousands)	September 30, 2023	September 30, 2022
Total assets	$112,547	$17,858
Total liabilities	$17	$150
Total partners' capital	$112,530	$178,436

Income Statement Information
(In thousands)	Year Ended September 30
	2023	2022	2021
Net investment income (loss)	$(2,544)	$8,418	$9,866
Net change in unrealized appreciation (depreciation)	(73,568)	(6,305)	(5,883)
Net gain (loss)	$(76,112)	$2,113	$3,983

Net gain (loss) attributable to ProAssurance(1)	$(4,517)	$377	$695
(1) Represents ProAssurance's share of the fund's aggregate income or loss, which is included as a component of equity in earnings (loss) of unconsolidated subsidiaries in its Consolidated Statements of Income and Comprehensive Income for the year ended December 31, 2023 and 2022.
Net Investment Gains (Losses)
Realized investment gains and losses are recognized on the first-in, first-out basis. The following table provides detailed information regarding net investment gains (losses):

	Year Ended December 31
(In thousands)	2023	2022	2021
Total impairment losses:
Corporate debt	$(2,984)	$(1,331)	$—
Asset-backed securities	(127)	(441)	—
Portion of impairment losses recognized in other comprehensive income before taxes:
Asset-backed securities	—	14	—
Net impairment losses recognized in earnings	(3,111)	(1,758)	—
Gross realized gains, available-for-sale fixed maturities	876	1,740	14,311
Gross realized (losses), available-for-sale fixed maturities	(1,860)	(3,387)	(1,218)
Net realized gains (losses), trading fixed maturities	(88)	(155)	(20)
Net realized gains (losses), equity investments	496	(5,252)	7,337
Net realized gains (losses), other investments	(2,417)	(222)	8,660
Change in unrealized holding gains (losses), trading fixed maturities	68	(613)	(529)
Change in unrealized holding gains (losses), equity investments	5,733	(22,166)	(2,941)
Change in unrealized holding gains (losses), convertible securities, carried at fair value	5,774	(10,557)	(1,701)
Other(1)	8,357	9,213	411
Net investment gains (losses)	$13,828	$(33,157)	$24,310
(1) Includes gains of $5.0 million and $9.0 million recognized in 2023 and 2022, respectively, related to the change in the fair value of contingent consideration issued in connection with the NORCAL acquisition. See further discussion on the contingent consideration in Note 2 and Note 8.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023
For the years ended December 31, 2023 and 2022, ProAssurance recognized credit-related impairment losses in earnings of $3.1 million and $1.8 million, respectively, and, for the year ended December 31, 2022, a nominal amount of non-credit impairment losses in OCI. The credit-related impairment losses recognized in 2023 related to a mortgage-backed security and two corporate bonds in the financial sector. The credit-related impairment losses recognized in 2022 related to a corporate bond in the consumer sector as well as certain mortgage-backed and other asset backed securities. For the year ended December 31, 2021, ProAssurance did not recognize any credit-related impairment losses in earnings or non-credit impairment losses in OCI.
The following table presents a roll forward of cumulative credit losses recorded in earnings related to impaired debt securities for which a portion of the impairment was recorded in OCI.

	Year Ended December 31
(In thousands)	2023	2022	2021
Balance beginning of period	$57	$—	$552
Additional credit losses recognized during the period, related to securities for which:
No impairment has been previously recognized	—	610	—
Reductions due to:
Securities sold during the period (realized)	—	—	(552)
Securities for which there is an intent to sell or will more likely than not be sold before recovery of amortized cost	—	(553)	—
Balance December 31	$57	$57	$—

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
The effects of reinsurance for the years ended December 31, 2023, 2022 and 2021 were as follows:

	Year Ended December 31
(In thousands)	2023	2022	2021
Direct	$1,020,538	$1,048,690	$912,387
Assumed	61,741	55,304	47,637
Ceded	(96,285)	(89,857)	(77,303)
Net premiums written	$985,994	$1,014,137	$882,721

Direct	$1,008,915	$1,058,263	$1,020,107
Assumed	62,861	56,175	45,559
Ceded	(94,379)	(84,857)	(93,998)
Net premiums earned	$977,397	$1,029,581	$971,668

Losses and loss adjustment expenses	$918,695	$839,717	$798,893
Reinsurance recoveries	(118,201)	(62,955)	(46,644)
Net losses and loss adjustment expenses	$800,494	$776,762	$752,249

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023
The receivable from reinsurers on unpaid losses and LAE represents management’s estimated amount of future loss payments that will be recoverable under ProAssurance reinsurance agreements. Certain of the Company's reinsurance agreements base the amount of premium that is due to the reinsurer in part on losses reimbursed or to be reimbursed under the agreement, and terms may also include minimum and maximum amounts of ceded premium. Ceded premium amounts are estimated based on management’s expectation of ultimate losses and the portion of those losses that are allocable to reinsurers according to the terms of the agreements, including any minimums or maximums. Given the uncertainty of the ultimate amounts of losses, management’s estimates of losses and related amounts recoverable may vary significantly from the eventual outcome. Due to changes in management’s estimates of amounts due to reinsurers related to prior accident year loss recoveries, ProAssurance decreased premiums ceded in its Specialty P&C segment by $2.4 million, $2.8 million and $3.9 million during the years ended December 31, 2023, 2022 and 2021, respectively.
Reinsurance contracts do not relieve ProAssurance from its obligations to policyholders, and ProAssurance remains liable to its policyholders whether or not reinsurers honor their contractual obligations. ProAssurance continually monitors its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies.
At December 31, 2023, the net total amounts due from reinsurers was $473.8 million (receivables related to paid and unpaid losses and LAE and prepaid reinsurance premiums, less reinsurance premiums payable). No single reinsurer had an individual balance which exceeded $65.0 million.
At December 31, 2023 reinsurance recoverables totaling approximately $106.9 million were collateralized by letters of credit or funds withheld. Expected credit losses associated with the Company's reinsurance receivables (related to both paid and unpaid losses) were nominal in amount as of December 31, 2023, 2022 and 2021. During the years ended December 31, 2023, 2022 or 2021, no reinsurance balances were written off for credit reasons. For further information on the Company's allowance for expected credit losses related to its receivables from reinsurers see Note 1.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023
5. Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of ProAssurance’s deferred tax assets and liabilities were as follows:

	December 31
(In thousands)	2023	2022
Deferred tax assets
Unpaid loss discount	$49,189	$48,735
Unearned premium adjustment	22,031	22,188
Compensation related	11,505	12,285
Unrealized losses on investments, net	56,229	80,422
Basis differentials-investments	2,018	2,962
Intangibles	7,158	9,681
Operating lease liabilities	3,539	4,124
Tax credit carryforward	53,154	53,240
Net operating loss carryforward	30,488	27,891
Other	1,547	815
Total gross deferred tax assets	236,858	262,343
Valuation allowance	(20,078)	(18,384)
Total deferred tax assets, net of valuation allowance	216,780	243,959
Deferred tax liabilities
Deferred policy acquisition costs	(13,051)	(12,511)
Unpaid loss discount-transition	(3,265)	(5,270)
Fixed assets	(2,720)	(3,865)
Operating lease ROU assets	(3,350)	(3,911)
Basis differentials-foreign operations	(1,386)	(928)
Intangibles	(6,844)	(7,939)
Total deferred tax liabilities	(30,616)	(34,424)
Net deferred tax assets (liabilities)	$186,164	$209,535
As of December 31, 2023, ProAssurance had U.S. Federal, U.S. state and U.K. income tax NOL carryforwards of approximately $83.2 million, $151.0 million and $29.2 million, respectively. The U.K. NOL carryforwards do not expire while the U.S. Federal and state NOL carryforwards will begin to expire in 2035 and 2031, respectively.
As a result of the NORCAL acquisition, the Company has U.S. federal NOL carryforwards which as of December 31, 2023 were approximately $32.3 million. These NOL carryforwards are subject to limitation by Internal Revenue Code Section 382 and will begin to expire in 2035.
ProAssurance had $52.7 million of available tax credit carryforwards generated from the Company's investments in tax credit partnerships all of which may be carried forward until they begin to expire on December 31, 2039. These tax credits have been deferred and carried forward due to the Company's expected consolidated loss calculated on a tax basis. The available tax credit carryforwards include $1.3 million of tax credits that are expected to be recaptured during the year ended December 31, 2023 due to the carryback of the Company's estimated current year NOL to the 2021 tax year. The recaptured tax credits were earned in 2019 but not utilized until 2021 due to NOL's generated in both 2019 and 2020.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023
The Company's total valuation allowance increased by $1.7 million and $9.4 million for the years ended December 31, 2023 and 2022, respectively.
In 2023 and 2022, management evaluated the realizability of the deferred tax assets related to the NOL carryforwards of the Company's Lloyd's corporate member subsidiary and concluded that it was more likely than not that the deferred tax assets will not be realized; therefore, a valuation allowance was recorded against the full value of the deferred tax assets related to the U.S. Federal and U.K. NOL carryforwards in 2023 and 2022 of $12.5 million and $11.9 million, respectively. The increase in the valuation allowance related to the U.S. Federal and U.K. NOL carryforwards in 2023 as compared to 2022 was partially due to current year activity.
In 2023 and 2022, management evaluated the realizability of the deferred tax asset related to the U.S. state NOL carryforwards and concluded that it was more likely than not that a portion of the deferred tax asset will not be realized; therefore, a valuation allowance was recorded against a portion of the deferred tax asset related to the U.S. state NOL carryforwards in 2023 and 2022 of $6.8 million and $5.8 million, respectively. The increase in the valuation allowance related to the U.S. state NOL carryforwards in 2023 as compared to 2022 was primarily due to current year activity.
Deferred tax assets and liabilities include SPCs the Company participates in at Inova Re, net of a valuation allowance $0.7 million and $0.5 million at December 31, 2023 and 2022, respectively. Due to the limited operations of these SPCs as of December 31, 2023 and 2022, management concluded that a valuation allowance was required against the DTAs of certain SPCs.
In 2023 and 2022, management evaluated the realizability of the deferred tax assets of ProAssurance American Mutual, A Risk Retention Group, and concluded that it was more likely than not that the net deferred tax assets will not be realized; therefore a nominal valuation allowance was recorded in 2022 and 2021. ProAssurance American Mutual, a Risk Retention Group, is a taxpayer separate from the consolidated group and this entity has experienced cumulative losses in recent years.
ProAssurance files income tax returns in various states, the U.S. federal jurisdiction and the U.K. ProAssurance had a liability for U.S. federal and U.K. income taxes carried as part of other liabilities of $4.0 million at December 31, 2023 and a receivable of $8.0 million at December 31, 2022, carried as a part of other assets.
The statute of limitations is now closed for all tax years prior to 2020.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits for 2023, 2022 and 2021, were as follows:

(In thousands)	2023	2022	2021
Balance at January 1	$3,623	$3,020	$5,199
Decreases for tax positions taken during the current year	—	(99)	(1,630)
Increases for tax positions taken during prior years	1,391	1,839	—
Decreases relating to a lapse of the applicable statute of limitations	(223)	(1,137)	(549)
Balance at December 31	$4,791	$3,623	$3,020
At December 31, 2023 and 2022, approximately $0.9 million and $0.3 million of ProAssurance's uncertain tax positions, if recognized, would affect the effective tax rate, respectively. As with any uncertain tax position, there is a possibility that the ultimate benefit realized could differ from the estimate management has established. Management believes that it is reasonably possible that a portion of unrecognized tax benefits at December 31, 2023 may change during the next twelve months. However, an estimate of the change cannot be made at this time.
ProAssurance recognizes interest and/or penalties related to income tax matters as a component of income tax expense. Interest and penalties recognized in the Consolidated Statements of Income and Comprehensive Income were nominal for each of the years ended December 31, 2023, 2022 and 2021. The accrued liability for interest was approximately $0.5 million at December 31, 2023 and 2022.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023
Income tax expense (benefit) for each of the years ended December 31, 2023, 2022 and 2021 consisted of the following:

(In thousands)	2023	2022	2021
Provision for income taxes:
Current expense (benefit)
Federal and foreign	$716	$793	$885
State	507	14	279
Total current expense (benefit)	1,223	807	1,164
Deferred expense (benefit)
Federal and foreign	(1,410)	(6,826)	1,290
State	(358)	205	29
Total deferred expense (benefit)	(1,768)	(6,621)	1,319
Total income tax expense (benefit)	$(545)	$(5,814)	$2,483
A reconciliation of “expected” federal income tax expense (benefit) to actual income tax expense (benefit) for each of the years ended December 31, 2023, 2022 and 2021 were as follows:

(In thousands)	2023	2022	2021
Computed “expected” tax expense (benefit)	$(8,221)	$(1,305)	$30,787
Tax-exempt income (1)	(1,192)	(1,072)	(1,298)
Tax credits	(631)	(4,805)	(13,160)
Non-U.S. operating results	(625)	(411)	(1,322)
Tax deficiency (excess tax benefit) on share-based compensation	191	309	286
Change in limitation of future deductibility of certain executive compensation	932	708	303
Non-taxable gain on bargain purchase(2)	—	—	(15,626)
Non-taxable contingent consideration(3)	(1,785)	(1,890)	—
Goodwill impairment(4)	9,263	—	—
GILTI and subpart F income	396	556	721
Provision-to-return and other differences	327	1,112	3,574
Change in uncertain tax positions	1,546	780	(1,909)
State income taxes	65	105	460
Non-taxable gain from life insurance proceeds	(682)	(142)	(120)
Other	(129)	241	(213)
Total income tax expense (benefit)	$(545)	$(5,814)	$2,483
(1) Includes tax-exempt interest, dividends received deduction and change in cash surrender value of BOLI.
(2) Represents the tax impact of the non-taxable gain on bargain purchase as a result of the Company's acquisition of NORCAL.
(3) Represents the tax impact of decreases in the contingent consideration liability issued in connection with the NORCAL acquisition of $8.5 million and $9.0 million for the years ended December 31, 2023 and 2022, respectively, all of which are non-taxable. See further discussion on the contingent consideration in Note 2 and Note 8.
(4) Represents the tax impact of the impairment of non-deductible goodwill in relation to the Workers' Compensation Insurance reporting unit during the third quarter of 2023 (see further discussion on the impairment charge in Note 6).

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023
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
Impairment of goodwill is tested at the reporting unit level, which prior to the third quarter of 2023, was consistent with the Company's reportable segments. As discussed in Note 16, the Company reorganized its segment reporting in the third quarter of 2023 to align with how its CODM currently oversees the business, allocates resources and evaluates operating performance. As a result of the segment reorganization, the Lloyd's Syndicates segment is no longer a separate operating segment; however, the Lloyd's Syndicates operation will remain a separate reporting unit for purposes of testing goodwill. The reporting units are: Specialty P&C, Workers' Compensation Insurance, Segregated Portfolio Cell Reinsurance, Lloyd's Syndicates and Corporate. Of the five reporting units, only the Segregated Portfolio Cell Reinsurance reporting unit has goodwill at December 31, 2023.
As discussed in Note 1, during the third quarter of 2023 ProAssurance recorded a $44.1 million charge to fully impair the goodwill in the Workers' Compensation Insurance reporting unit. The Company performed its annual goodwill impairment assessment on October 1, 2023. Management concluded that it was not more likely than not that the fair value of the Segregated Portfolio Cell Reinsurance reporting unit was less than its carrying value as of the testing date; therefore, no further impairment testing was required during the fourth quarter of 2023.
The table below presents the changes in the carrying amount of goodwill and accumulated impairment losses by reporting unit for the year ended December 31, 2023. There were no changes in the carrying amount of goodwill or accumulated impairment losses for the year ended December 31, 2022.

	Reporting Unit
(In thousands)	Specialty P&C	Workers' Compensation Insurance	Segregated Portfolio Cell Reinsurance	Total
At December 31, 2023:
Goodwill, gross	$161,115	$44,110	$5,500	$210,725
Accumulated impairment losses*	(161,115)	(44,110)	—	(205,225)
Goodwill, net	$—	$—	$5,500	$5,500

Goodwill, net as of December 31, 2022	$—	$44,110	$5,500	$49,610
Impairment losses	—	(44,110)	—	(44,110)
Goodwill, net as of December 31, 2023	$—	$—	$5,500	$5,500
*Accumulated impairment losses include the $44.1 million impairment loss recognized in relation to the Workers' Compensation Insurance reporting unit during the third quarter of 2023 and the $161.1 million impairment loss recognized during the third quarter of 2020 in relation to the Specialty P&C reporting unit.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023
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
ProAssurance believes that the methods it uses to establish reserves are reasonable and appropriate. Each year, ProAssurance uses internal actuaries to review the reserve for losses of each insurance subsidiary. ProAssurance also engages consulting actuaries to review ProAssurance claims data and provide observations regarding cost trends, rate adequacy and ultimate loss costs. The statutory filings of each insurance company with the insurance regulators must be accompanied by a consulting actuary's certification as to their respective reserves. ProAssurance considers the views of the actuaries as well as other factors, such as premium rates, historical paid and incurred loss development trends and an evaluation of the current loss environment including frequency, severity, expected effect of inflation (monetary, social and medical), general economic and social trends, and the legal and political environment in establishing the amount of its reserve for losses. The effect of COVID-19 on recent historical trends regarding timing and severity of claims may also impact certain of these factors and the Company's ultimate estimation of losses (see "Item 1A, Risk Factors" included in this report for additional information). As a result of COVID-19, the industry has experienced new conditions, including changes in settlement trends due to the effect of the postponement of court cases during the pandemic. ProAssurance's booked reserves as of December 31, 2023 include consideration of these factors, but the duration and degree to which these issues persist, along with potential legislative, regulatory or judicial actions, could result in significant changes to the Company's reserve estimates in future periods.
ProAssurance partitions its reserve by accident year, which is the year in which the claim becomes its liability. For claims-made policies, the insured event generally becomes a liability when the event is first reported to the Company and the policy that is in effect at that time covers the claim. For occurrence policies, the insured event becomes a liability when the event takes place even though the claim may be reported to the Company at a later date. For retroactive coverages, the insured event becomes a liability at inception of the underlying contract. As claims are incurred (reported) and claim payments are made, they are aggregated by accident year for analysis purposes. ProAssurance also partitions its reserve by reserve type: case reserves and IBNR reserves. Case reserves are established by the claims department based upon the particular circumstances of each reported claim and represent ProAssurance’s estimate of the future loss costs (often referred to as expected losses) that will be paid on reported claims. Case reserves are decremented as claim payments are made and are periodically adjusted upward or downward as estimates regarding the amount of future losses are revised; a reported loss for an individual claim equates to the case reserve at any point in time plus the claim payments that have been made to date. IBNR reserves represent an estimate, in the aggregate, of future development on losses that have been reported to ProAssurance plus an estimate of losses that have been incurred but not reported.
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
Notes to Consolidated Financial Statements
December 31, 2023
Reserving Methodologies
The analysis performed by the consulting actuaries analyzes each partition of the business in a variety of ways and uses multiple actuarial methodologies in performing these analyses, including: Bornhuetter-Ferguson (Paid and Reported) Method, Paid Development Method, Reported (Incurred) Development Method, Average Paid Value Method and Average Reported Value Method.
ProAssurance uses various actuarial methods in the process of setting each reserve. Each actuarial method generally returns a different value, and for the more recent accident years, the variations among the different methodologies can be significant. Generally, methods such as the Bornhuetter-Ferguson Method are used on more recent accident years where there is less data available on which to base the analysis. As time progresses and an increased amount of data is available for a given accident year, management gives more confidence to the development and average methods, as these methods typically rely more heavily on ProAssurance's own historical data. These methods emphasize different aspects of loss reserve estimation and provide a variety of perspectives for ProAssurance's decisions.
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
The various actuarial methods discussed above are applied in a consistent manner from period to period. For each partition of the reserve, ProAssurance evaluates the results of the various methods, along with the supplementary statistical data regarding such factors as closed with and without indemnity ratios, claim severity trends, the expected duration of such trends, changes in the legal and legislative environment and the current economic environment to develop a point estimate based upon management's judgement and past experience. The series of selected point estimates is the combined to produce an overall point estimate for ultimate losses.
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

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023
Activity in the reserve for losses and loss adjustment expenses is summarized as follows:

(In thousands)	2023	2022	2021
Balance, beginning of year	$3,471,147	$3,579,940	$2,417,179
Less reinsurance recoverables on unpaid losses and loss adjustment expenses	431,889	451,741	385,087
Net balance, beginning of year	3,039,258	3,128,199	2,032,092
Net reserves acquired from acquisitions	—	—	1,089,103
Net losses:
Current year(1)	794,848	813,515	797,732
(Favorable) Unfavorable development of reserves established in prior years, net(2)	5,646	(36,753)	(45,483)
Total	800,494	776,762	752,249
Paid related to:
Current year	(101,996)	(108,139)	(109,925)
Prior years	(782,048)	(757,564)	(635,320)
Total paid	(884,044)	(865,703)	(745,245)
Net balance, end of year	2,955,708	3,039,258	3,128,199
Plus reinsurance recoverables on unpaid losses and loss adjustment expenses	445,573	431,889	451,741
Balance, end of year	$3,401,281	$3,471,147	$3,579,940
(1) Current year net losses for the years ended December 31, 2022 and 2021 included $4.9 million and $6.7 million, respectively, of purchase accounting amortization of the negative VOBA associated with NORCAL's assumed unearned premium, which was amortized over a period in proportion to the earn-out of the associated premium as a reduction to current accident year net losses. As of June 30, 2022, the negative VOBA was fully amortized.
(2) Net prior accident year reserve development recognized for the years ended December 31, 2023, 2022 and 2021 included $8.3 million, $10.8 million and $7.9 million, respectively, of amortization of the purchase accounting fair value adjustment on NORCAL's assumed net reserve and amortization of the negative VOBA associated with NORCAL's DDR reserve which is recorded as a reduction to prior accident year net losses and loss adjustment expenses.
As discussed in Note 1, estimating liability reserves is complex and requires the use of many assumptions. As time passes and ultimate losses for prior years are either known or become subject to a more precise estimation, ProAssurance increases or decreases the reserve estimates established in prior periods.
The consolidated net unfavorable prior year reserve development recognized for the year ended December 31, 2023 primarily reflected:
•Higher than expected loss trends observed in the average cost per claim in the Workers' Compensation Insurance segment primarily attributable to the 2022 accident year. The consolidated net unfavorable loss development also reflected unfavorable development recognized during the first quarter of 2023 primarily attributable to one large claim from the 1997 accident year.
•The loss environment in the Specialty P&C segment continues to be challenging in some jurisdictions, as claim costs are pressured by social inflation and higher than anticipated loss severity trends which started to emerge in the fourth quarter of 2022. During the first quarter of 2023, the Company strengthened case reserves related to four large claims resulting in net unfavorable prior year reserve development of $10.1 million recognized during 2023. The net unfavorable prior year reserve development also reflected higher than expected loss development on certain large claims, primarily catastrophe related losses, associated with Lloyd’s Syndicates operations, partially offset by favorable prior year reserve development due to lower than anticipated loss emergence in the segment's other lines of business, predominately the Medical Technology Liability line of business.
•Consolidated net unfavorable loss development recognized for the year ended December 31, 2023 was partially offset by favorable reserve development recognized in the Segregated Portfolio Cell Reinsurance segment driven by overall favorable trends in claim closing patterns primarily in accident years 2016 through 2021.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023
The consolidated net favorable loss development recognized for the year ended December 31, 2022 primarily reflected:
•Favorable prior year reserve development due to lower than anticipated loss emergence in the Specialty P&C segment related to the 2017, 2020 and 2021 accident years, primarily attributable to NORCAL's 2021 accident year, and, to a lesser extent, the Medical Technology Liability and Small Business unit lines of business. The net favorable development recognized also included a $9.0 million reduction in the Company's previous IBNR reserve for COVID-19. Further, the net favorable development recognized was partially offset by higher than anticipated loss severity trends in select jurisdictions in the HCPL line of business, which emerged primarily in the fourth quarter of 2022 and unfavorable development associated with Lloyd’s Syndicates operations.
•The net favorable development also reflected overall favorable trends in claim closing patterns in the Workers' Compensation Insurance and Segregated Portfolio Cell Reinsurance segments. The net favorable loss development recognized in the Workers' Compensation Insurance segment is primarily related to the 2017 through 2020 accident years. The net favorable loss development recognized in the Segregated Portfolio Cell Reinsurance segment is primarily related to the 2016 through 2021 accident years.
The consolidated net favorable loss development recognized for the year ended December 31, 2021 primarily reflected:
•Favorable prior year reserve development due to lower than anticipated loss emergence in the Specialty P&C segment, primarily related to the 2015 through 2020 accident years. Net favorable prior accident year reserve development recognized in the Specialty P&C segment also included a $1.0 million reduction in the Company's previous IBNR reserve for COVID-19 during the third quarter of 2021, partially offset by unfavorable development associated with Lloyd’s Syndicates operations.
•The net favorable development also reflected overall favorable trends in claim closing patterns in the Workers' Compensation Insurance and Segregated Portfolio Cell Reinsurance segments. The net favorable loss development recognized in the Workers' Compensation Insurance segment is primarily related to the 2012 through 2017 accident years. The net favorable loss development recognized in the Segregated Portfolio Cell Reinsurance segment is primarily related to accident year 2015 and accident years 2018 through 2020.
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

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023
ProAssurance has elected to present reserve history for acquired entities in all periods shown in the tables below, including periods prior to acquisition. With the exception of the Workers' Compensation Insurance and Segregated Portfolio Cell Reinsurance - workers' compensation lines of business, virtually all other acquired entities are captured within the HCPL line of business.
All information prior to 2023 disclosed in the Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance, Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance and Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance tables that follow is presented as supplementary information. The “Cumulative Number of Reported Claims” in the tables that follow includes the combined number of claims for an accident year and excludes projected unreported IBNR claims. A claim is considered reported when ProAssurance becomes aware of and accepts it for coverage under the terms of the Company's insurance contracts.
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

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023
Healthcare Professional Liability Claims-Made

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											December 31, 2023
($ in thousands)	Year Ended December 31,										IBNR*	Cumulative Number of Reported Claims
	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
Accident Year	Unaudited
2014	$509,774	$494,024	$491,403	$488,185	$474,317	$468,153	$470,189	$466,554	$464,976	$461,709	$2,594	7,522
2015	—	$503,412	$486,760	$492,824	$491,180	$500,336	$500,550	$503,600	$503,628	504,585	$464	7,410
2016	—	—	$484,153	$488,349	$507,586	$555,416	$554,395	$560,840	$557,097	556,531	$1,534	7,988
2017	—	—	—	$508,072	$506,207	$577,401	$569,737	$573,570	$557,620	554,336	$(5,650)	8,062
2018	—	—	—	—	$544,617	$643,864	$630,169	$636,023	$642,948	644,705	$(40,684)	8,506
2019	—	—	—	—	—	$670,958	$664,934	$642,370	$646,676	656,790	$(12,708)	8,473
2020	—	—	—	—	—	—	$593,994	$574,274	$557,651	601,642	$(18,280)	6,736
2021	—	—	—	—	—	—	—	$527,718	$524,468	508,391	$(30,429)	5,347
2022	—	—	—	—	—	—	—	—	$464,069	475,752	$53,631	4,843
2023	—	—	—	—	—	—	—	—	—	465,702	$257,846	4,114
Total										$5,430,143
* Includes expected development on reported claims

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
(In thousands)	Year Ended December 31,
	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
Accident Year	Unaudited
2014	$30,483	$125,078	$246,510	$325,782	$389,983	$416,150	$434,540	$439,575	$446,402	$452,574
2015	—	$26,664	$125,234	$256,791	$351,703	$410,506	$446,069	$463,224	$476,664	482,757
2016	—	—	$27,442	$137,338	$276,548	$378,828	$440,163	$472,441	$499,431	524,901
2017	—	—	—	$32,342	$147,515	$288,695	$351,548	$419,180	$467,423	496,970
2018	—	—	—	—	$34,238	$159,657	$279,204	$367,522	$450,952	520,383
2019	—	—	—	—	—	$37,755	$144,225	$259,889	$364,411	463,007
2020	—	—	—	—	—	—	$32,270	$117,153	$234,804	341,481
2021	—	—	—	—	—	—	—	$23,494	$110,483	205,414
2022	—	—	—	—	—	—	—	—	$24,792	103,111
2023	—	—	—	—	—	—	—	—	—	26,206
Total										3,616,804

All outstanding liabilities before 2014, net of reinsurance										16,839
Liabilities for losses and loss adjustment expenses, net of reinsurance										$1,830,178

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023
Healthcare Professional Liability Occurrence

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											December 31, 2023
($ in thousands)	Year Ended December 31,										IBNR*	Cumulative Number of Reported Claims
	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
Accident Year	Unaudited
2014	$45,975	$43,606	$44,075	$40,699	$37,653	$34,428	$33,353	$35,139	$35,839	$35,898	$1,273	543
2015	—	$52,531	$54,890	$56,621	$57,606	$52,455	$51,276	$56,468	$61,198	57,560	$1,322	618
2016	—	—	$56,089	$49,795	$53,358	$56,345	$66,886	$64,122	$68,674	68,079	$933	745
2017	—	—	—	$45,463	$42,338	$40,983	$44,449	$46,865	$50,652	50,747	$2,621	749
2018	—	—	—	—	$59,351	$61,880	$63,576	$73,599	$74,419	76,975	$1,987	721
2019	—	—	—	—	—	$63,548	$58,555	$70,926	$86,543	87,535	$6,872	841
2020	—	—	—	—	—	—	$165,955	$178,804	$181,643	183,767	$38,209	1,915
2021	—	—	—	—	—	—	—	$82,590	$81,254	86,436	$24,851	611
2022	—	—	—	—	—	—	—	—	$82,436	66,926	$48,267	329
2023	—	—	—	—	—	—	—	—	—	56,795	$53,585	101
Total										$770,718
* Includes expected development on reported claims

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
(In thousands)	Year Ended December 31,
	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
Accident Year	Unaudited
2014	$512	$4,674	$11,192	$17,349	$22,649	$25,671	$27,753	$30,407	$31,285	$32,251
2015	—	$(180)	$2,617	$9,953	$20,627	$28,482	$36,413	$41,800	$52,017	54,100
2016	—	—	$44	$2,750	$15,433	$28,362	$40,766	$48,691	$54,324	58,386
2017	—	—	—	$(6,631)	$(3,385)	$3,592	$11,051	$19,696	$30,489	38,687
2018	—	—	—	—	$444	$6,193	$15,229	$26,932	$37,828	49,549
2019	—	—	—	—	—	$628	$4,575	$10,399	$26,359	44,758
2020	—	—	—	—	—	—	$397	$6,194	$21,100	42,129
2021	—	—	—	—	—	—	—	$762	$4,335	16,268
2022	—	—	—	—	—	—	—	—	$675	3,329
2023	—	—	—	—	—	—	—	—	—	463
Total										339,920

All outstanding liabilities before 2014, net of reinsurance										4,767
Liabilities for losses and loss adjustment expenses, net of reinsurance										$435,565

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
	Unaudited
Healthcare Professional Liability Claims-Made	5.5%	18.2%	22.1%	16.1%	12.8%	7.6%	4.4%	2.8%	1.3%	1.3%
Healthcare Professional Liability Occurrence	(0.8%)	5.6%	12.9%	16.3%	16.5%	14.1%	9.9%	10.4%	3.0%	2.7%

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023
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
Medical Technology Liability Claims-Made

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											December 31, 2023
($ in thousands)	Year Ended December 31,										IBNR*	Cumulative Number of Reported Claims
	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
Accident Year	Unaudited
2014	$9,989	$10,306	$9,012	$8,984	$7,679	$6,194	$5,888	$5,636	$5,472	$4,273	$201	272
2015	—	$9,376	$8,757	$7,193	$5,929	$5,081	$4,664	$4,192	$3,499	4,348	$234	156
2016	—	—	$9,200	$8,467	$7,413	$6,422	$6,241	$4,491	$5,145	4,721	$197	182
2017	—	—	—	$11,049	$10,143	$8,306	$4,919	$3,381	$5,351	4,349	$277	97
2018	—	—	—	—	$10,141	$8,108	$7,506	$4,961	$4,646	5,233	$879	216
2019	—	—	—	—	—	$10,072	$8,324	$9,588	$7,658	8,907	$2,079	336
2020	—	—	—	—	—	—	$11,082	$10,671	$9,150	7,949	$5,055	179
2021	—	—	—	—	—	—	—	$13,914	$11,909	9,927	$5,956	172
2022	—	—	—	—	—	—	—	—	$15,014	14,718	$13,447	177
2023	—	—	—	—	—	—	—	—	—	16,268	$16,051	222
Total										$80,693
* Includes expected development on reported claims

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
(In thousands)	Year Ended December 31,
	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
Accident Year	Unaudited
2014	$388	$1,527	$2,564	$3,046	$3,724	$3,776	$4,074	$4,076	$4,076	$4,072
2015	—	$25	$440	$1,625	$2,097	$2,567	$2,911	$2,987	$2,989	2,989
2016	—	—	$53	$1,690	$2,365	$2,959	$4,295	$4,342	$4,383	4,415
2017	—	—	—	$56	$1,681	$2,017	$2,360	$2,867	$4,073	4,072
2018	—	—	—	—	$6	$191	$1,850	$2,651	$3,065	4,185
2019	—	—	—	—	—	$584	$2,552	$3,902	$5,321	5,700
2020	—	—	—	—	—	—	$40	$526	$1,034	2,412
2021	—	—	—	—	—	—	—	$4	$384	3,374
2022	—	—	—	—	—	—	—	—	$24	500
2023	—	—	—	—	—	—	—	—	—	—
Total										31,719

All outstanding liabilities before 2014, net of reinsurance										92
Liabilities for losses and loss adjustment expenses, net of reinsurance										$49,066

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
	Unaudited
Medical Technology Liability	1.9%	16.3%	19.6%	13.0%	13.1%	11.8%	2.4%	0.2%	—%	(0.1%)

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023
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
Workers' Compensation Insurance

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											December 31, 2023
($ in thousands)	Year Ended December 31,										IBNR*	Cumulative Number of Reported Claims
	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
Accident Year	Unaudited
2014	$93,019	$93,529	$93,029	$93,029	$93,029	$93,029	$91,329	$90,532	$89,639	$89,810	$—	16,211
2015	—	$100,101	$100,454	$98,454	$97,654	$96,354	$93,054	$91,840	$90,547	90,362	$—	16,551
2016	—	—	$101,348	$97,348	$92,148	$84,799	$82,799	$80,751	$78,808	78,892	$—	15,979
2017	—	—	—	$99,874	$99,874	$99,874	$97,874	$95,674	$92,715	92,000	$301	16,085
2018	—	—	—	—	$118,095	$118,095	$120,095	$120,095	$120,056	119,086	$431	18,016
2019	—	—	—	—	—	$115,852	$115,852	$115,352	$112,534	111,296	$509	17,530
2020	—	—	—	—	—	—	$102,475	$102,475	$101,621	100,486	$739	14,529
2021	—	—	—	—	—	—	—	$105,722	$108,722	112,606	$1,606	15,494
2022	—	—	—	—	—	—	—	—	$104,675	112,858	$6,479	15,137
2023	—	—	—	—	—	—	—	—	—	114,013	$37,910	14,646
Total										$1,021,409
* Includes expected development on reported claims

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
(In thousands)	Year Ended December 31,
	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
Accident Year	Unaudited
2014	$30,368	$65,922	$77,631	$85,022	$87,314	$87,998	$88,487	$88,977	$89,081	$89,293
2015	—	$32,078	$65,070	$78,947	$83,483	$86,528	$87,884	$88,476	$89,089	89,212
2016	—	—	$28,377	$58,192	$69,237	$74,886	$76,954	$77,546	$77,265	77,575
2017	—	—	—	$31,586	$70,333	$82,289	$87,129	$88,504	$88,953	89,421
2018	—	—	—	—	$41,619	$86,063	$104,216	$110,928	$114,525	115,792
2019	—	—	—	—	—	$40,994	$84,108	$100,373	$105,724	107,525
2020	—	—	—	—	—	—	$32,447	$74,532	$90,174	95,213
2021	—	—	—	—	—	—	—	$39,634	$81,499	98,292
2022	—	—	—	—	—	—	—	—	$38,734	85,584
2023	—	—	—	—	—	—	—	—	—	38,921
Total										886,828

All outstanding liabilities before 2014, net of reinsurance										16,101
Liabilities for losses and loss adjustment expenses, net of reinsurance										$150,682

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
	Unaudited
Workers' Compensation Insurance	34.8%	39.2%	14.5%	5.9%	2.4%	0.9%	0.3%	0.5%	0.1%	0.2%

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023
Segregated Portfolio Cell Reinsurance - Workers' Compensation Reserve
The Company estimates and reserves for the workers' compensation business assumed by the Segregated Portfolio Cell Reinsurance segment in the same manner as for its workers' compensation business in the Workers' Compensation Insurance segment, as previously discussed.
Segregated Portfolio Cell Reinsurance - Workers' Compensation

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											December 31, 2023
($ in thousands)	Year Ended December 31,										IBNR*	Cumulative Number of Reported Claims
	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
Accident Year	Unaudited
2014	$28,248	$28,423	$29,000	$28,373	$28,281	$27,919	$27,482	$27,360	$27,361	$27,236	$55	4,433
2015	—	$36,423	$32,519	$28,746	$27,548	$26,720	$26,121	$25,566	$25,575	25,528	$97	4,949
2016	—	—	$37,601	$34,055	$30,998	$29,424	$28,437	$28,411	$28,175	27,873	$120	5,327
2017	—	—	—	$42,725	$38,594	$34,246	$32,879	$32,763	$32,514	32,544	$194	5,707
2018	—	—	—	—	$43,654	$41,283	$40,017	$38,569	$38,197	37,376	$667	6,342
2019	—	—	—	—	—	$48,505	$42,345	$38,815	$37,490	36,608	$547	6,156
2020	—	—	—	—	—	—	$40,094	$38,602	$36,107	34,924	$594	5,795
2021	—	—	—	—	—	—	—	$39,510	$37,185	34,518	$1,997	5,182
2022	—	—	—	—	—	—	—	—	$37,978	38,811	$3,915	4,712
2023	—	—	—	—	—	—	—	—	—	35,305	$14,072	3,974
Total										$330,723
* Includes expected development on reported claims

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
(In thousands)	Year Ended December 31,
	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023
Accident Year	Unaudited
2014	$9,933	$21,880	$26,173	$26,810	$26,959	$27,083	$27,110	$27,119	$27,127	$27,128
2015	—	$11,257	$21,706	$23,977	$24,781	$25,033	$25,125	$25,144	$25,266	25,300
2016	—	—	$10,980	$23,003	$26,285	$27,162	$27,211	$27,585	$27,583	27,640
2017	—	—	—	$12,404	$24,791	$28,853	$31,140	$31,631	$31,875	31,904
2018	—	—	—	—	$12,517	$27,501	$33,236	$35,575	$36,010	36,117
2019	—	—	—	—	—	$15,100	$29,604	$33,314	$34,829	35,323
2020	—	—	—	—	—	—	$11,238	$26,626	$30,680	32,961
2021	—	—	—	—	—	—	—	$12,465	$26,495	30,441
2022	—	—	—	—	—	—	—	—	$13,420	28,749
2023	—	—	—	—	—	—	—	—	—	11,304
Total										286,867

All outstanding liabilities before 2014, net of reinsurance										351
Liabilities for losses and loss adjustment expenses, net of reinsurance										$44,207

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
	Unaudited
Segregated Portfolio Cell Reinsurance - workers' compensation	36.8%	41.1%	12.2%	4.7%	0.9%	0.6%	0.1%	0.2%	0.1%	—%

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023
Below is a reconciliation of the claims development information to the Consolidated Balance Sheet:

(In thousands)	December 31, 2023
Net outstanding liabilities
Healthcare Professional Liability claims-made	$1,830,178
Healthcare Professional Liability occurrence	435,565
Medical Technology Liability claims-made	49,066
Workers' Compensation Insurance	150,682
Segregated Portfolio Cell Reinsurance - workers' compensation	44,207
Other short-duration lines	191,572
Liabilities for losses and loss adjustment expenses, net of reinsurance	2,701,270

Reinsurance recoverable on unpaid losses
Healthcare Professional Liability claims-made	275,191
Healthcare Professional Liability occurrence	51,493
Medical Technology Liability claims-made	29,780
Workers' Compensation Insurance	38,244
Segregated Portfolio Cell Reinsurance - Workers' Compensation	21,972
Other short-duration lines	28,893
Total reinsurance recoverable on unpaid losses and loss adjustment expenses	445,573

Reserve for the future utilization of the DDR benefit	107,151
Unallocated loss adjustment expenses	126,970
Loss portfolio transfer (1)	4,809
Purchase accounting adjustments (2)	15,109
Other	399
254,438
Gross liability for losses and loss adjustment expenses	$3,401,281
(1) Represents the reserve for retroactive coverages, net of any applicable deferred gains, related to the loss portfolio transfer entered into during 2019.
(2) Represents the remaining unamortized fair value adjustment on the net reserve for losses and loss adjustment expenses, the negative net VOBA recorded on the assumed unearned premium and negative VOBA recorded on the DDR reserve associated with the Company's acquisition of NORCAL.

8. Commitments and Contingencies
ProAssurance is involved in various legal actions related to insurance policies and claims handling including, but not limited to, claims asserted by policyholders. These types of legal actions arise in the Company's ordinary course of business and, in accordance with GAAP for insurance entities, are considered as a part of the Company's loss reserving process, which is described in detail under the heading "Losses and Loss Adjustment Expenses" in the Accounting Policies section in Note 1. ProAssurance also has other direct actions against the Company unrelated to its claims activity which are evaluated and accounted for as a part of other liabilities. For these corporate legal actions, the Company evaluates each case separately and establishes what it believes is an appropriate reserve based on GAAP guidance related to contingent liabilities. As of December 31, 2023, there were no material reserves established for corporate legal actions.
As a member of Lloyd's, ProAssurance has obligations to Syndicate 1729 including FAL requirements. ProAssurance provides FAL to support its previous participation in underwriting years that remain open at Syndicate 1729, which is comprised of investment securities, primarily available-for-sale fixed maturities, and a nominal amount of cash and cash equivalents deposited with Lloyd's with a total fair value of approximately $20.0 million at December 31, 2023 (see Note 3). During the second quarter of 2023, ProAssurance received a return of approximately $4.1 million of cash from its FAL balances related to the settlement of its participation in the results of Syndicate 1729 and Syndicate 6131 for the 2020 underwriting year.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023
ProAssurance has entered into financial instrument transactions that may present off-balance sheet credit risk or market risk. These transactions include a short-term loan commitment and commitments to provide funding to non-public investment entities. Of these total funding commitments, a nominal amount is related to qualified affordable housing project tax credit investments. Under the short-term loan commitment, ProAssurance has agreed to advance funds on a 30 day basis to a counterparty provided there is no violation of any condition established in the contract. As of December 31, 2023, ProAssurance had total funding commitments related to non-public investment entities as well as the short-term loan commitment of approximately $169.1 million which included the amount at risk if the full short-term loan is extended and the counterparties default. However, the credit risk associated with the short-term loan commitment is minimal as the counterparties to the contract are highly rated commercial institutions and to-date have been performing in accordance with their contractual obligations. As such, ProAssurance’s expected credit losses associated with this short-term loan commitment were nominal in amount as of December 31, 2023.
ProAssurance entered into a services agreement with a company to provide data analytics services for certain product lines within the Company's HCPL book of business. Under the services agreement, the Company has committed to an annual fee of approximately $3.5 million for three years. In addition, the services agreement contains an annual one-year auto-extension feature, in November, unless either party elects to non-renew the services agreement by providing notice at least six-months prior to the end of the contract. ProAssurance incurred operating expenses associated with this services agreement of $3.3 million, $3.6 million and $2.6 million for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, the remaining commitment under this agreement was estimated to be approximately $3.0 million.
The purchase consideration in the NORCAL acquisition included contingent consideration. NORCAL policyholders who elected to receive NORCAL stock and tender it to ProAssurance are eligible for a share of contingent consideration in an amount of up to approximately $84 million. As defined in the purchase agreement, the contingent consideration is dependent upon the after-tax development of NORCAL's ultimate net losses for accident years ended on or before December 31, 2020 determined as of December 31, 2023 by a mutually agreed upon independent actuarial consultant. This independent actuarial consultant has until June 30, 2024 to complete their estimate. As of December 31, 2023 and 2022, the contingent consideration liability was $6.5 million and $15.0 million, respectively, carried at fair value utilizing a stochastic model. This estimate of fair value does not guarantee nor suggest that contingent consideration will ultimately be paid, and any amounts ultimately paid by the Company may be greater than or less than the $6.5 million current fair value estimate. As of December 31, 2023, the Company's current analysis of NORCAL's reserves related to accident years 2020 and prior suggests that no contingent consideration will be due; however, the actual amount due to be paid, if any, will be determined based on analysis to be performed by an independent actuary, as previously discussed. This remaining uncertainty is a significant component in the determination of the fair value of the liability as of December 31, 2023. See further discussion around the contingent consideration in Note 2.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023
9. Leases
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
The following table provides a summary of the components of net lease expense as well as the reporting location in the Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2023, 2022 and 2021.

(In thousands)	Location in the Consolidated Statements of Income and Comprehensive Income	Year Ended December 31
		2023	2022	2021
Operating lease expense (1)	Operating expense	$4,546	$5,395	$5,047
Sublease income (2)	Other income	(396)	(469)	(263)
Net lease expense		$4,150	$4,926	$4,784
(1) Includes short-term lease costs and variable lease costs, if applicable. For the year ended December 31, 2023, we recognized a nominal amount of short-term lease costs and variable lease costs. For the years ended December 31, 2022 and 2021, no short-term lease costs were recognized and variable lease costs were nominal in amount.
(2) Sublease income excludes rental income from owned properties of $2.8 million, $2.6 million and $2.5 million during the years ended December 31, 2023, 2022 and 2021 which is included in other income. See “Item 2. Properties” for a listing of currently owned properties.
The following table provides supplemental lease information for operating leases on the Consolidated Balance Sheet as of December 31, 2023 and December 31, 2022.

	Year Ended December 31
($ in thousands)	2023	2022
Operating lease ROU assets	$16,275	$18,987
Operating lease liabilities	$17,179	$20,008
Weighted-average remaining lease term	7.17 years	7.37 years
Weighted-average discount rate	3.42%	3.22%
The following table provides supplemental lease information for the Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021.

	Year Ended December 31
(In thousands)	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,573	$5,574	$5,775

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023
The following table is a schedule of remaining future minimum lease payments for operating leases that had an initial or remaining non-cancellable lease term in excess of one year as of December 31, 2023. Operating lease payments exclude $1.7 million of total future minimum lease payments for a lease signed but not yet commenced as of December 31, 2023. This lease will commence in the first quarter of 2024 with a lease term of approximately five years.

(In thousands)
2024	$3,286
2025	2,773
2026	2,510
2027	2,521
2028	2,135
Thereafter	6,165
Total future minimum lease payments	19,390
Less: Imputed interest	2,211
Total operating lease liabilities	$17,179
10. Debt
ProAssurance’s outstanding debt consisted of the following:

($ in thousands)	December 31, 2023	December 31, 2022
Senior Notes due 2023, unsecured, interest at 5.3% annually	$—	$250,000
Contribution Certificates due 2031, interest at 3.0% (effective interest rate at 4.35%) paid annually in April	179,387	177,525
Revolving Credit Agreement, outstanding borrowings are not permitted to exceed $300 million aggregately, including a $50 million accordion feature; Revolving Credit Agreement expires in 2028. The effective interest rate was 7.47% as of December 31, 2023.	125,000	—
Term Loan, outstanding borrowings are not permitted to exceed $125 million aggregately; Term Loan expires in 2028. The effective interest rate was 7.60% as of December 31, 2023.	125,000	—
Total principal	429,387	427,525
Less unamortized debt issuance costs	2,254	542
Debt less unamortized debt issuance costs	$427,133	$426,983
Senior Notes due 2023 (the Senior Notes)
The Senior Notes were the unsecured obligations of ProAssurance Corporation. In November 2023, ProAssurance repaid the balance outstanding on the Senior Notes of $250 million.
Contribution Certificates
On May 5, 2021, NORCAL Insurance Company, successor to NORCAL Mutual Insurance Company, issued Contribution Certificates, which are due in 2031, to certain NORCAL policyholders in the conversion. The Contribution Certificates have a principal amount of $191 million and were recorded at their fair value of $175 million at the date of the NORCAL acquisition. The difference of $16 million between the recorded acquisition date fair value and the principal balance of the Contribution Certificates will be accreted utilizing the effective interest method over the term of the certificates of ten years as an increase to interest expense. In addition, interest payments are subject to deferral if ProAssurance does not receive permission from the California Department of Insurance prior to payment. ProAssurance received permission from the California Department of Insurance to pay the annual interest payment, which was paid in April 2023. There are no financial covenants associated with the Contribution Certificates.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023
Revolving Credit Agreement and Term Loan
On April 28, 2023, ProAssurance executed an amendment to the Revolving Credit Agreement, which extended the expiration from November 2024 to April 2028 and included a $125 million delayed draw term loan ("Term Loan"). The Term Loan is available to be drawn during a five year period after closing, subject to customary borrowing conditions. The amended Revolving Credit Agreement may be used for general corporate purposes, including, but not limited to, short-term working capital, share repurchases as authorized by the Board and support for other activities. ProAssurance's amended Revolving Credit Agreement permits borrowings up to $250 million and has available a $50 million accordion feature which, if successfully subscribed, would expand the permitted borrowings to a maximum of $300 million. The amended Revolving Credit Agreement permits ProAssurance to borrow, repay and reborrow from the lenders during the term of the Revolving Credit Agreement. The Company drew on the Revolving Credit Agreement and funded the Term Loan to refinance their Senior Notes in November 2023.
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
December 31, 2023
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
To manage the Company's exposure to variability in cash flows of forecasted interest payments attributable to variability in the selected base rates on borrowings under both the amended Revolving Credit Agreement and Term Loan, ProAssurance entered into two forward-starting interest rate swap agreements ("Interest Rate Swaps") on May 2, 2023, each with an effective date of December 29, 2023 and a maturity date of March 31, 2028. As ProAssurance's Interest Rate Swaps are designated and qualify as highly effective cash flow hedges, changes in the fair value of the Interest Rate Swaps are recorded in AOCI, net of tax, and are reclassified into earnings when the hedged cash flows impact earnings. The Interest Rate Swap hedging the variability in cash flows associated with interest payments on the amended Revolving Credit Agreement will have a constant $125 million notional amount throughout the term of the swap, while the Interest Rate Swap hedging the variability in cash flows associated with interest payments on the Term Loan will have an amortizing $125 million notional amount, which is designed to match the outstanding principal on the Term Loan throughout the term of the swap. Borrowings under the amended Revolving Credit Agreement and Term Loan will accrue interest at a selected base rate, adjusted by a margin. The Interest Rate Swaps effectively fix the base rate on borrowings under the amended Revolving Credit Agreement and Term Loan to 3.187% and 3.207%, respectively. The margin component of the interest rate, which can vary from 0% to 2.375%, will remain variable and is based on ProAssurance’s debt to capitalization ratio. As of December 31, 2023, the margin component of the interest rate on the outstanding borrowings under the amended Revolving Credit Agreement and Term Loan was 2.1% and 2.3%, respectively, based on ProAssurance's debt to capitalization ratio as of September 30, 2023 resulting in a total interest rate of 5.3% and 5.5%, respectively, including the effect of the Interest Rate Swaps on the base rate. Additional information regarding the Company's amended Revolving Credit Agreement and Term Loan is provided in Note 10.
ProAssurance received cash collateral from the counterparty to secure the net present value of future cash flows associated with the Interest Rate Swaps of $4.0 million and is reflected as a component of other liabilities on the Consolidated Balance Sheet as of December 31, 2023.
The following table provides a summary of the volume and fair value position of the Interest Rate Swaps as well as the reporting location in the Consolidated Balance Sheet as of December 31, 2023.

($ in thousands)		December 31, 2023
Derivatives Designated and Qualifying as Cash Flow Hedging Instruments	Location in the Consolidated Balance Sheets	Number of Instruments	Aggregate Notional Amount(1)	Estimated Fair Value(2)
Interest Rate Swaps	Other Assets	2	$250,000	$3,876
(1) Volume is represented by the derivative instruments' notional amount.
(2) Additional information regarding the fair value of the Company's Interest Rate Swaps is provided in Note 2.
For the year ended December 31, 2023, ProAssurance reclassified a nominal gain on the Interest Rate Swaps from AOCI, net of tax, into earnings as shown in the table below:

		Qualifying Cash Flow Hedges - Gains (Losses) Reclassified from AOCI, net of tax, to Earnings
(In thousands)		Year Ended December 31
Derivatives Designated as Hedging Instruments	Location in the Consolidated Statements of Income and Comprehensive Income	2023	2022
Interest Rate Swaps	Interest Expense	$36	$—
At December 31, 2023, management estimates that it will reclassify approximately $3.7 million of pre-tax net gains on the Interest Rate Swaps from AOCI to earnings over the next twelve months, which will be recorded to interest expense. See additional information on gains or losses related to the Interest Rate Swaps reported as a component of AOCI in Note 12.
As a result of the Interest Rate Swaps, ProAssurance is exposed to risk that the counterparty will fail to meet its contractual obligations. To mitigate this counterparty credit risk, ProAssurance only enters into derivative contracts with carefully selected major financial institutions based upon their credit ratings and monitors their creditworthiness. As of December 31, 2023, the counterparty had an investment grade rating of A and has performed in accordance with their contractual obligations.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023
12. Shareholders’ Equity
At December 31, 2023 and 2022, ProAssurance had 100 million shares of authorized common stock and 50 million shares of authorized preferred stock. The Board has the authority to determine provisions for the issuance of preferred shares, including the number of shares to be issued, the designations, powers, preferences and rights, and the qualifications, limitations or restrictions of such shares.
The following is a summary of changes in common shares issued and outstanding during the years ended December 31, 2023, 2022 and 2021:

(In thousands)	2023	2022	2021
Issued and outstanding shares - January 1	53,964	53,984	53,893
Repurchase of shares, at cost of $50.5 million and $3.3 million for 2023 and 2022, respectively	(3,143)	(139)	—
Shares issued due to vesting of share-based compensation awards	61	66	46
Other shares issued for compensation*	88	53	45
Issued and outstanding shares - December 31	50,970	53,964	53,984
* Shares issued were valued at fair value (the market price of a ProAssurance common share on the date of issue).
As of December 31, 2023, approximately 1.2 million of authorized common shares were reserved for the issuance of currently outstanding restricted share and performance share unit awards under the incentive compensation plans described in Note 13.
ProAssurance declared cash dividends during 2023, 2022 and 2021 as follows:

	Cash Dividends Declared, per Share
	2023	2022	2021
First Quarter	$0.05	$0.05	$0.05
Second Quarter	$—	$0.05	$0.05
Third Quarter	$—	$0.05	$0.05
Fourth Quarter	$—	$0.05	$0.05
Quarterly dividends were paid in the month following the quarter in which they were declared. Dividends declared totaled $2.7 million during 2023 and 2022 and 2021 each totaled $10.8 million.
ProAssurance's ability to pay dividends to its shareholders is limited by its holding company structure, to the extent of the net assets held by its insurance subsidiaries, as discussed in Note 18. Otherwise, there are no other regulatory restrictions on ProAssurance's retained earnings or net income that materially impact its ability to pay dividends. Based on shareholders' equity at December 31, 2023, total equity of $404.8 million was free of debt covenant restrictions regarding the payment of dividends. However, any decision to pay future cash dividends is subject to the Board’s final determination after a comprehensive review of financial performance, future expectations and other factors deemed relevant by the Board. In light of the price range in which the Company's stock traded in the second quarter of 2023, the Board decided to suspend payment of a quarterly cash dividend. Instead, the Company used available capital to repurchase shares pursuant to the existing share repurchase authorization.
As of December 31, 2023, Board authorizations for the repurchase of common shares or the retirement of outstanding debt of $55.9 million remained available for use. The timing and quantity of purchases depends upon market conditions and changes in ProAssurance's capital requirements and is subject to limitations that may be imposed on such purchases by applicable securities laws and regulations as well as the rules of the NYSE.
Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)
The following tables provide a detailed breakout of the components of AOCI and the amounts reclassified from AOCI to net income (loss). The tax effects of all amounts in the tables below, except for an immaterial amount of unrealized gains and losses on available-for-sale securities held at the Company's U.K. subsidiary, were computed using the enacted U.S. federal corporate tax rate of 21%. OCI included a deferred tax expense of $25.1 million for the year ended December 31, 2023 and a deferred tax benefit of $85.2 million and $15.0 million for the years ended December 31, 2022 and 2021, respectively.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023
The changes in the balance of each component of AOCI for the years ended December 31, 2023, 2022 and 2021 were as follows:

(In thousands)	Unrealized Investment Gains (Losses)	Cash Flow Hedging Gains (Losses) (1)	Non-credit Impairments	Unrecognized Change in Defined Benefit Plan Liabilities	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2022	$(297,142)	$—	$(11)	$(1,454)	$(298,607)
OCI, before reclassifications, net of tax	87,624	3,062	—	277	90,963
Amounts reclassified from AOCI, net of tax	3,191	(36)	—	—	3,155
Net OCI, current period	90,815	3,026	—	277	94,118
Balance, December 31, 2023	$(206,327)	$3,026	$(11)	$(1,177)	$(204,489)

(In thousands)	Unrealized Investment Gains (Losses)	Non-credit Impairments	Unrecognized Change in Defined Benefit Plan Liabilities(2)	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2021	$14,929	$—	$1,355	$16,284
OCI, before reclassifications, net of tax	(314,822)	(342)	(2,746)	(317,910)
Amounts reclassified from AOCI, net of tax	2,751	331	(63)	3,019
Net OCI, current period	(312,071)	(11)	(2,809)	(314,891)
Balance, December 31, 2022	$(297,142)	$(11)	$(1,454)	$(298,607)

(In thousands)	Unrealized Investment Gains (Losses)	Non-credit Impairments	Unrecognized Change in Defined Benefit Plan Liabilities(2)(3)	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2020	$75,388	$(57)	$(104)	$75,227
OCI, before reclassifications, net of tax	(50,242)	—	1,406	(48,836)
Amounts reclassified from AOCI, net of tax	(10,217)	57	53	(10,107)
Net OCI, current period	(60,459)	57	1,459	(58,943)
Balance, December 31, 2021	$14,929	$—	$1,355	$16,284
(1) ProAssurance entered into two forward-starting interest rate swap agreements ("Interest Rate Swaps") on May 2, 2023, each of which are designated and qualify as a cash flow hedge. See Note 11 for additional information on the Interest Rate Swaps.

(2) The Company sponsors NORCAL's frozen defined benefit plan and recorded a nominal net actuarial gain, net of tax, included in AOCI as of December 31, 2022 as compared to a net actuarial gain of $0.2 million, net of tax, included in AOCI as of December 31, 2021.

(3) The Company terminated Eastern's defined benefit plan, effective September 30, 2021, resulting in a settlement of the liabilities under the plan and the net loss previously reflected in AOCI being recognized in earnings for the year ended December 31, 2021.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023
13. Share-Based Payments
Share-based compensation costs are classified as a component of operating expense.
During 2023, 2022 and 2021, ProAssurance provided share-based compensation to employees utilizing two types of awards: restricted share units and performance share units. The restricted share and performance share awards were made under either the ProAssurance Corporation Amended and Restated 2014 Equity Incentive Plan or the ProAssurance Corporation 2008 Equity Incentive Plan. The Compensation Committee of the Board is responsible for the administration of both plans.
The following table provides a summary of compensation expense and the total related tax benefit recognized during each period as well as estimated compensation cost that will be charged to expense in future periods.

	Share-Based Compensation Expense			Unrecognized Compensation Cost
	Year Ended December 31			December 31, 2023
($ in millions, except remaining recognition period)	2023	2022	2021	Amount	Weighted Average Remaining Recognition Period
Total share-based compensation expense	$5.2	$4.8	$4.4	$6.5	1.7
Tax benefit recognized	$1.1	$1.0	$0.9
Awards are equity classified awards and are charged to expense as an increase to additional paid-in capital over the service period (generally the vesting period) associated with the award. As of December 31, 2023, the majority of share-based compensation expense related to restricted share units. Restricted share and performance share units vest in their entirety generally at the end of a three-year period following the grant date based on a continuous service requirement and, for performance share units, achievement of a performance objective. Certain restricted share units granted in 2019 will vest at the end of a five-year period and all restricted share units granted in 2023 will vest one-third each year over a three-year period. Partial vesting is permitted for retirees. For the restricted share and purchase match units, a single share of ProAssurance common stock is issued per vested unit. For performance share units, the number of shares of ProAssurance common stock issued per vested unit varies based on performance goals achieved. For equity classified awards, units sufficient to satisfy required tax withholdings are paid in cash rather than in shares of ProAssurance common stock.
Restricted Share Units
Activity for restricted share units during 2023, 2022 and 2021 is summarized below. Grant date fair values are based on the market value of a share of ProAssurance common stock on the date of grant less the estimated net present value of expected dividends during the vesting period.

	2023		2022		2021
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Beginning non-vested balance	465,203	$26.21	387,182	$30.78	339,804	$36.09
Granted	224,185	$19.31	195,941	$24.19	131,521	$24.16
Forfeited	(7,967)	$24.14	(12,238)	$25.13	(11,131)	$35.49
Vested and released	(99,058)	$28.97	(105,682)	$39.36	(73,012)	$44.45
Ending non-vested balance	582,363	$23.11	465,203	$26.21	387,182	$30.78
The aggregate grant date fair value of restricted share units vested and released in 2023, 2022 and 2021 totaled $2.9 million, $4.2 million and $3.2 million, respectively. The aggregate intrinsic value of restricted share units vested and released in 2023, 2022 and 2021 (including units paid in cash to cover tax withholdings) totaled $2.0 million, $2.6 million and $1.8 million, respectively.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023
Performance Share Units
Performance share units vest only if minimum performance objectives are met, and the number of units earned varies from 50% to 200% of a base award depending upon the degree to which stated performance objectives are achieved. Performance share unit activity for 2023, 2022 and 2021 is summarized below. The table reflects the base number of units; actual awards that vest depend upon the extent to which performance objectives are achieved. Grant date fair values are based on the market value of a share of ProAssurance common stock on the date of grant less the estimated net present value of expected dividends during the vesting period.

	2023		2022		2021
	Base Units	Weighted Average Grant Date Fair Value	Base Units	Weighted Average Grant Date Fair Value	Base Units	Weighted Average Grant Date Fair Value
Beginning non-vested balance	222,155	$25.01	137,781	$28.43	90,979	$36.87
Granted	133,723	$19.31	109,542	$24.19	74,004	$24.04
Forfeited	(2,076)	$23.07	—	$—	—	$—
Expired*	(38,609)	$29.18	(25,168)	$40.18	(27,202)	$44.73
Vested and released	(102)	$24.19	—	$—	—	$—
Ending non-vested balance	315,091	$22.09	222,155	$25.01	137,781	$28.43
*Represents performance share units that did not vest as minimum performance objectives were not achieved.
The aggregate grant date and fair value of performance share units (base level) and the aggregate intrinsic value of performance share units (including units paid in cash to cover tax withholdings) vested and released in 2023 were nominal in amount. The weighted average level at which the vested units were issued was 53% during 2023 based on performance levels achieved. There were no performance share units vested and released in 2022 and 2021 as minimum performance objectives were not achieved.
14. Variable Interest Entities
ProAssurance holds passive interests in a number of entities that are considered to be VIEs under GAAP guidance. ProAssurance's VIE interests principally consist of interests in LPs/LLCs formed for the purpose of achieving diversified equity and debt returns. ProAssurance's VIE interests, carried as a part of investment in unconsolidated subsidiaries, totaled $250.4 million at December 31, 2023 and $277.5 million at December 31, 2022. ProAssurance does not have power over the activities that most significantly impact the economic performance of these VIEs and thus is not the primary beneficiary. Investments in entities where ProAssurance holds a greater than minor interest but does not hold a controlling interest are accounted for using the equity method. Therefore, ProAssurance has not consolidated these VIEs. ProAssurance’s involvement with each of these VIEs is limited to its direct ownership interest in the VIE. Except for the funding commitments disclosed in Note 8, ProAssurance has no arrangements with any of these VIEs to provide other financial support to or on behalf of the VIE. At December 31, 2023, ProAssurance’s maximum loss exposure relative to these investments was limited to the carrying value of ProAssurance’s investment in the VIE.
ProAssurance is the primary beneficiary of PPM RRG. While there is no direct ownership of PPM RRG by ProAssurance, it manages the business operations of PPM RRG through its management services agreement and has effective control of the PPM RRG's Board of Directors through an irrevocable voting proxy. The management services agreement allows ProAssurance to provide management and oversight services to PPM RRG, which includes the ability to make business decisions impacting the operations of PPM RRG. PPM RRG has a $5 million surplus note to NORCAL which is its only source of capital. At December 31, 2023 and December 31, 2022, approximately $142 million and $154 million of ProAssurance's assets, respectively, and approximately $142 million and $154 million of its liabilities, respectively, included on the Consolidated Balance Sheet, were related to PPM RRG.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023
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

(In thousands, except per share data)	Year Ended December 31
	2023	2022	2021
Weighted average number of common shares outstanding, basic	52,642	54,008	53,962
Dilutive effect of securities:
Restricted Share Units	120	115	92
Performance Share Units	26	17	4
Weighted average number of common shares outstanding, diluted	52,788	54,140	54,058
Effect of dilutive shares on earnings (loss) per share	$—	$—	$—
The diluted weighted average number of common shares outstanding for the years ended December 31, 2023, 2022 and 2021 excludes approximately 118,000, 2,000 and 28,000, respectively, of common share equivalents issuable under the Company's stock compensation plans, as their effect would have been antidilutive.
Dilutive common share equivalents are reflected in the earnings (loss) per share calculation while antidilutive common share equivalents are not reflected in the earnings (loss) per share calculation. For the years ended December 31, 2023 and 2022, all incremental common share equivalents were not included in the computation of diluted earnings (loss) per share because to do so would have been antidilutive for each period.
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
Segment Reorganization
Effective September 2023, ProAssurance elected to discontinue its participation in the results of Syndicate 1729 beginning with the 2024 underwriting year. The results from the Company's participation in Syndicate 1729 from open underwriting years prior to 2024 will continue to earn out pro rata over the entire policy period of the underlying business. Due to the quarter lag, the Company's ceased participation in Syndicate 1729 will begin to be reflected in its results in the second quarter of 2024. Furthermore, ProAssurance received proceeds of $6.8 million during 2023 associated with the sale of the Company's remaining ownership interest in the underwriting and operations entity associated with Syndicate 1729 to unrelated third parties.
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

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023
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

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023
Financial results by segment were as follows:

	Year Ended December 31, 2023
(In thousands)	Specialty P&C	Workers' Compensation Insurance	Segregated Portfolio Cell Reinsurance	Corporate	Inter-segment Eliminations	Consolidated
Net premiums earned	$755,817	$160,034	$61,546	$—	$—	$977,397
Net investment income	—	—	2,289	126,130	—	128,419
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	6,791	—	6,791
Net investment gains (losses)	—	—	3,680	5,148	—	8,828
Other income (expense)(1)	4,695	1,854	5	8,307	(4,084)	10,777
Net losses and loss adjustment expenses	(624,809)	(139,322)	(36,363)	—	—	(800,494)
Underwriting, policy acquisition and operating expenses(1)	(195,303)	(55,061)	(20,457)	(34,007)	4,084	(300,744)
SPC U.S. federal income tax benefit (expense)(2)	—	—	(1,629)	—	—	(1,629)
SPC dividend (expense) income	—	—	(6,234)	—	—	(6,234)
Interest expense	—	—	—	(23,150)	—	(23,150)
Income tax benefit (expense)	—	—	—	545	—	545
Segment results	$(59,600)	$(32,495)	$2,837	$89,764	$—	506
Reconciliation of segments to consolidated results:
Contingent consideration(3)						5,000
Goodwill impairment						(44,110)
Net income (loss)						$(38,604)
Significant non-cash items:
Goodwill impairment						$44,110
Depreciation and amortization, net of accretion	$10,581	$3,424	$(436)	$12,446	$—	$26,015

	Year Ended December 31, 2022
(In thousands)	Specialty P&C	Workers' Compensation Insurance	Segregated Portfolio Cell Reinsurance	Corporate	Inter-segment Eliminations	Consolidated
Net premiums earned	$793,400	$166,371	$69,810	$—	$—	$1,029,581
Net investment income	—	—	1,029	94,943	—	95,972
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	4,888	—	4,888
Net investment gains (losses)	—	—	(3,067)	(39,090)	—	(42,157)
Other income (expense)(1)	5,122	2,201	2	6,198	(4,119)	9,404
Net losses and loss adjustment expenses	(626,045)	(111,407)	(39,310)	—	—	(776,762)
Underwriting, policy acquisition and operating expenses(1)	(199,809)	(54,737)	(20,316)	(34,733)	4,119	(305,476)
SPC U.S. federal income tax benefit (expense)(2)	—	—	(1,759)	—	—	(1,759)
SPC dividend (expense) income	—	—	(6,673)	—	—	(6,673)
Interest expense	—	—	—	(20,372)	—	(20,372)
Income tax benefit (expense)	—	—	—	5,423	—	5,423
Segment results	$(27,332)	$2,428	$(284)	$17,257	$—	(7,931)
Reconciliation of segments to consolidated results:
Contingent consideration(3)						9,000
Transaction-related costs(5)						(1,471)
Net income (loss)						$(402)
Significant non-cash items:
Depreciation and amortization, net of accretion	$10,473	$3,491	$1,186	$22,913	$—	$38,063

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023

	Year Ended December 31, 2021
(In thousands)	Specialty P&C	Workers' Compensation Insurance	Segregated Portfolio Cell Reinsurance	Corporate	Inter-segment Eliminations	Consolidated
Net premiums earned	$743,380	$164,600	$63,688	$—	$—	$971,668
Net investment income	—	—	814	69,708	—	70,522
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	48,974	—	48,974
Net investment gains (losses)	—	—	4,080	20,230	—	24,310
Other income (expense)(1)	4,282	2,211	3	5,531	(3,091)	8,936
Net losses and loss adjustment expenses	(604,976)	(114,704)	(32,569)	—	—	(752,249)
Underwriting, policy acquisition and operating expenses(1)	(145,666)	(52,418)	(21,635)	(26,641)	3,091	(243,269)
SPC U.S. federal income tax benefit (expense)(2)	—	—	(1,947)	—	—	(1,947)
SPC dividend (expense) income	—	—	(10,050)	—	—	(10,050)
Interest expense	—	—	—	(19,719)	—	(19,719)
Income tax benefit (expense)	—	—	—	(4,651)	—	(4,651)
Segment results	$(2,980)	$(311)	$2,384	$93,432	$—	92,525
Reconciliation of segments to consolidated results:
Gain on Bargain Purchase						74,408
Transaction-related costs(5)						(22,809)
Net income (loss)						$144,124
Significant non-cash items:
Gain on Bargain Purchase						$74,408
Depreciation and amortization, net of accretion	$9,915	$3,583	$1,475	$22,274	$—	$37,247
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

(4) Represents the transaction-related costs, after-tax, associated with the acquisition of NORCAL. For the year ended December 31, 2022, pre-tax transaction-related costs of approximately $1.9 million were included as a component of consolidated operating expense and the associated income tax benefit of $0.4 million for the year ended December 31, 2022 was included as a component of consolidated income tax benefit (expense) on the Consolidated Statements of Income and Comprehensive Income.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023
The following table provides detailed information regarding ProAssurance's gross premiums earned by product as well as a reconciliation to net premiums earned. All gross premiums earned are from external customers except as noted. ProAssurance's insured risks are primarily within the U.S.

	Year Ended December 31
(In thousands)	2023	2022	2021
Specialty P&C Segment
Gross premiums earned:
HCPL	$659,890	$684,514	$616,614
Small Business Unit	104,320	107,382	105,605
Medical Technology Liability	43,387	41,323	38,508
Lloyd's Syndicates	19,310	27,486	60,590
Other	—	1,281	684
Ceded premiums earned	(71,090)	(68,586)	(78,621)
Segment net premiums earned	755,817	793,400	743,380

Workers' Compensation Insurance Segment
Gross premiums earned:
Traditional business	174,743	179,558	175,459
Alternative market business	70,130	72,894	68,206
Ceded premiums earned	(84,839)	(86,081)	(79,065)
Segment net premiums earned	160,034	166,371	164,600

Segregated Portfolio Cell Reinsurance Segment
Gross premiums earned:
Workers' compensation (1)	65,001	68,548	65,023
HCPL (2)	5,705	10,799	7,336
Ceded premiums earned	(9,160)	(9,537)	(8,671)
Segment net premiums earned	61,546	69,810	63,688
Consolidated net premiums earned	$977,397	$1,029,581	$971,668
(1) Premium for all periods is assumed from the Workers' Compensation Insurance segment.
(2) Premium for all periods is assumed from the Specialty P&C segment.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023
17. Benefit Plans
ProAssurance maintains the ProAssurance Savings Plan that provides a vehicle for eligible employees to build retirement income. For the first quarter of 2023 and the years ended December 31, 2022 and 2021, ProAssurance provided employer contributions to the plan of up to 5% of eligible contributions for qualified employees. Effective April 2023, ProAssurance increased the maximum employer contribution to the plan to 6% from 5% of eligible contributions for qualified employees. ProAssurance incurred expenses related to these savings plans of $5.7 million, $4.3 million and $4.1 million during the years ended December 31, 2023, 2022 and 2021, respectively.
ProAssurance also maintains the ProAssurance Plan that allows eligible management employees to defer a portion of their current salary. ProAssurance incurred nominal expense related to the ProAssurance Plan in each of the years ended December 31, 2023, 2022 and 2021. ProAssurance's deferred compensation liabilities totaled $32.0 million and $27.9 million at December 31, 2023 and 2022, respectively. The Company's deferred compensation liabilities at December 31, 2021 included the NORCAL Non-Qualified Deferred Compensation Plan, which was terminated during the first quarter of 2022; the Company incurred nominal expense related to this plan for the year ended December 31, 2021. The liabilities included amounts due under the ProAssurance Plan and amounts due under individual agreements with current or former employees.
Pension
ProAssurance sponsors NORCAL's frozen defined benefit plan, which covers substantially all NORCAL employees (except those that were previous employees of Medicus Insurance Company and FD Insurance Company, employees of PPM RRG as well as new hires after December 31, 2013). Benefits are based on years of service and the employee’s average of the highest five years of annual compensation. Annual contributions to the defined benefit pension plan are above the minimum funding standards outlined in the Employee Retirement Income Security Act of 1974, as amended. ProAssurance makes contributions to the defined benefit pension plan with the goal of ensuring that it is adequately funded to meet its future obligations. ProAssurance did not make any contributions to NORCAL's defined benefit pension plan during the year ended December 31, 2023 and does not anticipate making any contributions in 2024. The defined benefit pension plan no longer has future service accruals or compensation increases because this plan was frozen effective December 31, 2015.
The PBO for pension benefits represents the present value of benefits earned as of December 31 for vested and non-vested employees. The following table provides a reconciliation of the changes in the PBO and fair value of plan assets for the years ended December 31, 2023 and 2022:

	Year Ended December 31
(In thousands)	2023	2022
Change in benefit obligation:
PBO at beginning of period	$74,230	$106,899
Interest cost	3,666	2,885
Actuarial (gain) loss (1)	1,824	(25,735)
Benefits paid	(5,010)	(3,251)
Settlement payments	—	(6,568)
PBO at December 31	$74,710	$74,230
Change in fair value of plan assets:
Fair value of plan assets beginning of period	$75,427	$110,444
Actual return on plan assets	5,719	(25,198)
Benefits paid	(5,010)	(3,251)
Settlement payments	—	(6,568)
Fair value of plan assets at December 31	$76,136	$75,427
Funded (underfunded) status of the plan	$1,426	$1,197
Amount recognized in Consolidated Balance Sheets at December 31 (2)	$1,426	$1,197
Net actuarial (gain) loss recognized in AOCI and not yet reflected in net periodic benefit cost (income)	$1,495	$1,845
(1) The actuarial gain experienced in 2022 was largely driven by the increase in the discount rate from the prior year that was used to determine the projected benefit obligation at December 31, 2022.
(2) The funded balance is included as a component of other assets on the Consolidated Balance Sheets for the years ended December 31, 2023 and 2022.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023
As of December 31, 2022 and 2021, the pension plan was remeasured to reflect settlement accounting primarily due to lump sum payments elected by covered employees that were terminated.
The components of the net periodic benefit cost (income) for the years ended December 31, 2023, 2022 and 2021 were as follows:

(In thousands)	Year Ended December 31
	2023	2022	2021
Components of net periodic benefit cost (income):
Interest cost	$3,666	$2,885	$2,030
Expected return on plan assets	(3,545)	(4,013)	(2,494)
(Gain) loss on settlement	—	163	(65)
Total net periodic benefit cost (income)*	121	(965)	(529)
Other changes recognized in OCI:
Net actuarial (gain) loss	(350)	3,476	(1,533)
Reclassification of gain (loss) on settlement	—	(163)	65
(Gain) loss recognized in OCI	(350)	3,313	(1,468)
Total recognized in net periodic benefit cost (income) and OCI	$(229)	$2,348	$(1,997)
*Net periodic benefit cost (income) is included as a component of operating expense on the Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2023, 2022 and 2021.

The components of the change in amounts not yet recognized as components of the net periodic benefit cost (income) were as follows:

	Year Ended December 31
(In thousands)	2023	2022
Items not yet recognized as a component of net periodic benefit cost (income) at beginning of period	$1,845	$(1,468)
Net actuarial (gain) loss	(350)	3,476
Reclassification of gain (loss) on settlement	—	(163)
Items not yet recognized as a component of net periodic benefit cost (income) at December 31	$1,495	$1,845
Amounts recognized in AOCI	$1,495	$1,845
The weighted average discount rate used to determine the projected benefit obligation of the defined benefit pension plan for the years ended December 31, 2023 and 2022 were as follows:

	December 31, 2023	December 31, 2022
Weighted average discount rate	4.91%	5.13%
The weighted average discount rate and the weighted average expected return on plan assets used to determine net periodic benefit cost (income) for the years ended December 31, 2023 and 2022 were as follows:

	December 31, 2023	December 31, 2022
Weighted average discount rate	5.13%	2.78%
Weighted average expected return on plan assets	5.25%	4.00%
The long-term rate of return is based on the anticipated returns that will be earned by the portfolio over the long term. The weighted average expected return on plan assets is influenced, but not determined, by historical portfolio performance.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023
ProAssurance has engaged a certified investment adviser to manage the defined benefit pension plan’s assets. The investment strategy is to build an efficient, well diversified portfolio based on a long-term strategic outlook of the investment markets. The investment markets outlook utilizes both historically based and forward-looking return forecasts to establish future return expectations for various asset classes. These return expectations are used to develop a core asset allocation based on the specific needs of the pension plan. The core asset allocation utilizes investment portfolios of various asset classes and multiple investment managers to help maximize the defined benefit pension plan’s return, while providing multiple layers of diversification to help minimize risk. The defined benefit pension plan’s target allocations, by asset category as of December 31, 2023 and 2022, were as follows:

	December 31, 2023	December 31, 2022
Fixed maturities	90%	90%
Equity investments	10%	10%
	100%	100%
The pension plan's assets consist of investments in pooled separate accounts that invest in mutual funds, equity investments or debt securities. The fair values of the assets in the defined benefit pension plan, by asset category as of December 31, 2023 and 2022, were as follows:

	December 31, 2023
(In thousands)	Level 1	Level 2	Level 3	Total*
Pooled separate account investments:
Large cap equity investments(1)	$5,325	$—	$—	$5,325
International equity investments(2)	—	2,280	—	2,280
Corporate and government debt(3)	68,531	—	—	68,531
Total	$73,856	$2,280	$—	$76,136

	December 31, 2022
(In thousands)	Level 1	Level 2	Level 3	Total*
Pooled separate account investments:
Large cap equity investments(1)	$5,341	$—	$—	$5,341
International equity investments(2)	—	2,410	—	2,410
Corporate and government debt(3)	67,676	—	—	67,676
Total	$73,017	$2,410	$—	$75,427
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
Management has determined that the NAV of the pooled separate accounts represents fair value because the NAV is published and available to current investors and is the basis for current transactions. Consequently, the pooled separate accounts are classified in the fair value hierarchy discussed in Note 2 based upon the ending NAV. The fair values of the underlying investments used to determine the NAV of the pooled separate accounts are primarily publicly quoted prices or quoted prices for similar assets in active or non-active markets, however other inputs may also be used as described below. Below is a description of the inputs and valuation methodologies used to determine the fair value of the Company's defined benefit pension plan assets:
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
(3) The portfolios invest in various fixed income securities, primarily of U.S. origin. These include, but are not limited to, corporate bonds and U.S. Treasury obligations. The majority of underlying securities were priced using the closing price of the applicable U.S. nationally recognized exchanges.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023
The following table presents summary information regarding changes in the fair value of the defined benefit pension plan assets measured using Level 3 inputs:

	Level 3 Fair Value Measurements
(In thousands)	Real Estate	Total
Balance, January 1, 2022	$3,617	$3,617
Actual return on plan assets:
Relating to assets still held at the reporting date:
Investment return	6	6
Transfers out	(3,623)	(3,623)
Balance, December 31, 2022	$—	$—
Based on current data and assumptions as of December 31, 2023, the following benefit payments are expected to be paid in future periods:

(In thousands)
2024	$5,800
2025	4,550
2026	4,830
2027	4,890
2028	5,790
Thereafter	27,440
Total	$53,300

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2023
18. Statutory Accounting and Dividend Restrictions
ProAssurance’s domestic U.S. insurance subsidiaries are required to file statutory financial statements with state insurance regulatory authorities, prepared based upon SAP prescribed or permitted by regulatory authorities. ProAssurance did not use any prescribed or permitted SAP that differed from the NAIC's SAP at December 31, 2023, 2022 or 2021. The most significant differences between net income (loss) prepared in accordance with GAAP and statutory net income (loss) are generally due to: (a) policy acquisition and certain software and equipment costs which are deferred under GAAP but expensed for statutory purposes, (b) certain deferred income taxes which are recognized under GAAP but are not recognized for statutory purposes, (c) net unrealized gains or losses which are included in shareholders' equity related to available-for-sale fixed maturity securities carried at fair value under GAAP but are principally carried at amortized cost for statutory purposes and (d) accounting for goodwill and intangible assets.
The NAIC specifies risk-based capital requirements for property and casualty insurance providers. At December 31, 2023, the Company estimates that actual statutory capital and surplus for each of ProAssurance’s insurance subsidiaries will exceed the minimum regulatory requirements. Statutory net income (loss) and capital and surplus of ProAssurance’s insurance subsidiaries are estimates and could differ from actual results upon completion and filing of statutory financial statements with state insurance regulatory authorities subsequent to filing this report on Form 10-K. Net income (loss) and capital and surplus of ProAssurance’s insurance subsidiaries on a statutory basis are shown in the following table.

(In millions)
Statutory Net Income (Loss)			Statutory Capital and Surplus
2023	2022	2021	2023	2022
$31	$69	$83	$1,465	$1,392
At December 31, 2023, $1.3 billion of ProAssurance's consolidated net assets were held at its domestic insurance subsidiaries, of which approximately $145 million are permitted to be paid as dividends over the course of 2024 without prior approval of state insurance regulators. However, the payment of any dividend requires prior notice to the insurance regulator in the state of domicile and the regulator may prevent the dividend if, in its judgment, payment of the dividend would have an adverse effect on the capital and surplus of the insurance subsidiary. In addition, ProAssurance makes the decision to pay dividends from an insurance subsidiary based on the capital needs of that subsidiary and may pay less than the permitted dividend or may also request permission to pay an additional amount (an extraordinary dividend).

ProAssurance Corporation and Subsidiaries
Schedule I – Summary of Investments – Other than Investments in Related Parties
(In thousands)

	December 31, 2023
Type of Investment	Recorded Cost Basis	Fair Value	Amount Which is Presented in the Balance Sheet
Fixed maturities
Bonds:
U.S. Government or government agencies and authorities	$292,380	$274,973	$274,973
States, municipalities and political subdivisions	482,367	454,381	454,381
Foreign governments	26,476	25,471	25,471
Public utilities	82,837	76,720	76,720
All other corporate bonds	1,809,650	1,683,983	1,683,983
Asset-backed securities	1,113,459	1,026,393	1,026,393
Total Fixed Maturities	3,807,169	3,541,921	3,541,921
Equity Securities
Common Stocks:
Public utilities	604	543	543
Banks, trusts and insurance companies	15,104	12,042	12,042
Industrial, miscellaneous and all other	148,554	138,710	138,710
Total Equity Securities, trading	164,262	151,295	151,295
Other long-term investments	372,580	420,780	420,780
Short-term investments	235,785	235,785	235,785
Total Investments	$4,579,796	$4,349,781	$4,349,781

ProAssurance Corporation and Subsidiaries
Schedule II – Condensed Financial Information of Registrant
Condensed Balance Sheet
(In thousands)

	December 31, 2023	December 31, 2022
Assets
Investment in subsidiaries, at equity	$1,287,347	$1,265,389
Fixed maturities available for sale, at fair value	20,044	25,681
Short-term investments	16,495	39,119
Investment in unconsolidated subsidiaries	945	915
Cash and cash equivalents	17,731	6,122
Due from subsidiaries	11,190	3,267
Other assets	17,732	17,161
Total Assets	$1,371,484	$1,357,654
Liabilities and Shareholders’ Equity
Liabilities:
Dividends payable	$—	$2,698
Other liabilities	11,758	1,480
Debt less debt issuance costs	247,746	249,458
Total Liabilities	259,504	253,636
Shareholders’ Equity:
Common stock	636	634
Other shareholders’ equity, including unrealized gains (losses) on securities of subsidiaries	1,111,344	1,103,384
Total Shareholders’ Equity	1,111,980	1,104,018
Total Liabilities and Shareholders’ Equity	$1,371,484	$1,357,654

ProAssurance Corporation and Subsidiaries
Schedule II – Condensed Financial Information of Registrant
Condensed Statements of Income
(In thousands)

	Year Ended December 31
	2023	2022	2021
Revenues
Net investment income (loss)	$762	$(663)	$(1,470)
Equity in earnings (loss) of unconsolidated subsidiaries	30	—	—
Net investment gains (losses)	(22)	—	1,159
Other income (loss)	3,955	1,970	2,359
Total revenues	4,725	1,307	2,048
Expenses
Interest expense	15,583	14,445	14,549
Other expenses	30,357	32,513	29,094
Total expenses	45,940	46,958	43,643
Income (loss) before income tax expense (benefit) and equity in net income (loss) of consolidated subsidiaries	(41,215)	(45,651)	(41,595)
Income tax expense (benefit)	(6,001)	(7,994)	(9,833)
Income (loss) before equity in net income (loss) of consolidated subsidiaries	(35,214)	(37,657)	(31,762)
Equity in net income (loss) of consolidated subsidiaries	(3,390)	37,255	175,886
Net income (loss)	(38,604)	(402)	144,124
Other comprehensive income (loss)	94,118	(314,891)	(58,943)
Comprehensive income (loss)	$55,514	$(315,293)	$85,181

ProAssurance Corporation and Subsidiaries
Schedule II – Condensed Financial Information of Registrant
Condensed Statements of Cash Flow
(In thousands)

	Year Ended December 31
	2023	2022	2021
Net cash provided (used) by operating activities	$(23,313)	$(25,862)	$2,589
Investing activities
Proceeds from sales or maturities of:
Fixed maturities, available for sale	9,289	5,800	33,443
Net decrease (increase) in short-term investments	22,624	4,151	71,928
Return of invested capital from subsidiaries	28,060	8,756	21,464
Contribution of capital to subsidiaries	(93)	(58)	(214,237)
Funds (advanced) repaid for Lloyd's FAL deposit	4,106	11,131	59,012
Other	140	14	(151)
Net cash provided (used) by investing activities	64,126	29,794	(28,541)
Financing activities
Borrowings (repayments) under Revolving Credit Agreement	250,000	—	—
Borrowing (repayments) of Senior Notes	(250,000)	—	—
Repurchase of common stock	(20,188)	(3,252)	—
Subsidiary payments for common shares and share-based compensation awarded to subsidiary employees	(657)	(928)	(307)
Dividends to shareholders	(5,403)	(10,768)	(10,758)
Other	(2,956)	(977)	(337)
Net cash provided (used) by financing activities	(29,204)	(15,925)	(11,402)
Increase (decrease) in cash and cash equivalents	11,609	(11,993)	(37,354)
Cash and cash equivalents at beginning of period	6,122	18,115	55,469
Cash and cash equivalents at end of period	$17,731	$6,122	$18,115

Supplemental disclosure of cash flow information:
Cash paid (refunded) during the year for income taxes, net	$(14,983)	$(6,081)	$(7,943)
Cash paid during the year for interest	$16,522	$14,071	$14,176

Significant non-cash transactions:
Dividends declared and not yet paid	$—	$2,698	$2,698
Securities transferred at fair value as dividends from subsidiaries	$3,022	$32,512	$—
Operating ROU assets obtained in exchange for operating lease liabilities	$—	$3,133	$412

Basis of Presentation
The registrant-only financial statements should be read in conjunction with ProAssurance Corporation’s Consolidated Financial Statements and Notes thereto.
At December 31, 2023 and 2022, PRA investment in subsidiaries is stated at the initial consolidation value plus equity in the undistributed earnings of subsidiaries since the date of acquisition.
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

ProAssurance Corporation and Subsidiaries
Schedule III – Supplementary Insurance Information
(In thousands)

	2023	2022	2021
Net premiums earned
Specialty P&C	$755,817	$793,400	$743,380
Workers' Compensation Insurance	160,034	166,371	164,600
Segregated Portfolio Cell Reinsurance	61,546	69,810	63,688
Consolidated	$977,397	$1,029,581	$971,668
Net investment income (1)
Segregated Portfolio Cell Reinsurance	$2,289	$1,029	$814
Corporate	126,130	94,943	69,708
Consolidated	$128,419	$95,972	$70,522
Losses and loss adjustment expenses incurred related to current year, net of reinsurance
Specialty P&C	$624,481	$648,531	$633,207
Workers' Compensation Insurance	130,046	119,407	121,804
Segregated Portfolio Cell Reinsurance	40,321	45,577	42,721
Consolidated	$794,848	$813,515	$797,732
Losses and loss adjustment expenses incurred related to prior year, net of reinsurance
Specialty P&C	$328	$(22,486)	$(28,231)
Workers' Compensation Insurance	9,276	(8,000)	(7,100)
Segregated Portfolio Cell Reinsurance	(3,958)	(6,267)	(10,152)
Consolidated	$5,646	$(36,753)	$(45,483)
Paid losses and loss adjustment expenses, net of reinsurance
Specialty P&C	$721,152	$704,635	$586,816
Workers' Compensation Insurance	125,952	123,098	121,302
Segregated Portfolio Cell Reinsurance	36,940	38,007	37,127
Inter-segment eliminations	—	(37)	—
Consolidated	$884,044	$865,703	$745,245
Amortization of DPAC
Specialty P&C	$101,691	$97,757	$76,635
Workers' Compensation Insurance	15,201	14,836	15,100
Segregated Portfolio Cell Reinsurance	18,371	20,068	18,730
Inter-segment eliminations	(450)	514	140
Consolidated	$134,813	$133,175	$110,605
Continued on the following page.

ProAssurance Corporation and Subsidiaries
Schedule III – Supplementary Insurance Information
(In thousands)

	2023	2022	2021
Continued from previous page
Other underwriting, policy acquisition and operating expenses
Specialty P&C	$93,612	$102,052	$69,031
Workers' Compensation Insurance	39,860	39,901	37,318
Segregated Portfolio Cell Reinsurance	2,086	248	2,905
Corporate	34,007	34,733	26,641
Non-segmented items(2)	—	1,862	24,977
Inter-segment eliminations	(3,634)	(4,633)	(3,231)
Consolidated	$165,931	$174,163	$157,641
Net premiums written
Specialty P&C	$762,580	$784,020	$657,814
Workers' Compensation Insurance	162,285	160,760	161,865
Segregated Portfolio Cell Reinsurance	61,129	69,357	63,042
Consolidated	$985,994	$1,014,137	$882,721
Deferred policy acquisition costs (1)	$60,336	$58,148	$58,940
Reserve for losses and loss adjustment expenses (1)	$3,401,281	$3,471,147	$3,579,940
Unearned premiums (1)	$433,715	$422,950	$433,961
(1) Assets are not allocated to segments because investments, other than the investments that are solely allocated to the Segregated Portfolio Cell Reinsurance segment, and other assets are not managed at the segment level. See Note 16 of the Notes to Consolidated Financial Statements for additional information.
(2) Represents pre-tax transaction-related costs associated with the acquisition of NORCAL that are not included in a segment as ProAssurance does not consider these costs in assessing the financial performance of any of its operating or reportable segments. See Note 16 of the Notes to Consolidated Financial Statements for a reconciliation of the Company's segment results to its consolidated results.

ProAssurance Corporation and Subsidiaries
Schedule IV - Reinsurance
($ in thousands)

	2023	2022	2021
Property and Liability *
Premiums earned	$1,008,915	$1,058,263	$1,020,107
Premiums ceded	(94,379)	(84,857)	(93,998)
Premiums assumed	62,861	56,175	45,559
Net premiums earned	$977,397	$1,029,581	$971,668
Percentage of amount assumed to net	6.43%	5.46%	4.69%
* All of ProAssurance’s premiums are related to property and liability coverages.

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Acquisition by and among ProAssurance Corporation, PRA Professional Liability Group, Inc. and NORCAL Mutual Insurance Company dated as of February 20, 2020 filed as an Exhibit to ProAssurance's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.

3.1(a)	Certificate of Incorporation of ProAssurance, filed as an Exhibit to ProAssurance’s Registration Statement on Form S-4 (File No. 333-49378) and incorporated herein by reference pursuant to SEC Rule 12b-32.

3.1(b)	Certificate of Amendment to Certificate of Incorporation of ProAssurance, filed as an Exhibit to ProAssurance’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.

3.2	Fourth Restatement of the Bylaws of ProAssurance, effective December 2, 2015, filed as an Exhibit to ProAssurance’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.

4.1	Indenture, dated November 21, 2013, between ProAssurance and Wilmington Trust Company, filed as an Exhibit to ProAssurance's Current Report on Form 8-K for the event occurring November 21, 2013 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.

4.2	First Supplemental Indenture, dated November 21, 2013, between ProAssurance and Wilmington Trust Company relating to the $250,000 5.30% Senior Notes due 2023, filed as an Exhibit to ProAssurance's Current Report on Form 8-K for the event occurring November 21, 2013 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.

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

10.10(h)
Amendment No. 2 to amended and restated Revolving Credit Agreement, dated as of April 28, 2023, between ProAssurance and U.S. Bank N.A., KeyBank N.A., Regions Bank, Truist Bank, Cadence Bank, First Horizon Bank, Pinnacle Bank and Synovus, filed as an Exhibit to ProAssurance's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.

10.11
Pledge and Security Agreement between ProAssurance and U.S. Bank National Association, filed as an Exhibit to ProAssurance’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.

10.12
ProAssurance Corporation Amended and Restated 2014 Equity Incentive Plan, filed as an Exhibit to ProAssurance’s Current Report on Form 8-K for event occurring May 14, 2013 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.*

10.13
ProAssurance Corporation 2014 Annual Incentive Plan, filed as an Exhibit to ProAssurance’s Definitive Proxy Statement (File No. 001-16533) filed on May 22, 2013 and incorporated herein by reference pursuant to SEC Rule 12b-32.*

10.14
Interest Rate Swap Agreement associated with ProAssurance's amendment No. 2 to amended and restated Revolving Credit Agreement, dated as of May 2, 2023, between ProAssurance and U.S. Bank N.A., filed as an Exhibit to ProAssurance's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.

10.15
Interest Rate Swap Agreement associated with ProAssurance's delayed draw Term Loan, dated as of May 2, 2023, between ProAssurance and U.S. Bank N.A., filed as an Exhibit to ProAssurance's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.

21.1	Subsidiaries of ProAssurance Corporation

23.1	Consent of Ernst & Young LLP

31.1	Certification of Principal Executive Officer of ProAssurance as required under SEC Rule 13a-14(a)

31.2	Certification of Principal Financial Officer of ProAssurance as required under SEC Rule 13a-14(a)

32.1	Certification of Principal Executive Officer of ProAssurance as required under SEC Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as amended (18 U.S.C. 1350)

32.2	Certification of Principal Financial Officer of ProAssurance as required under SEC Rule 13a-14(b) and 18 U.S.C. 1350

97.1	ProAssurance Corporation Policy Relating to Recovery of Erroneously Awarded Compensation

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
* Denotes a management contract or compensatory plan, contract or arrangement required to be filed as an Exhibit to this report.