Form 10-Q
period 2024-03-31
PROASSURANCE CORP
filed 2024-05-06
CIK 1127703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024 or

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
As of May 1, 2024, there were 51,012,066 shares of the registrant’s common stock outstanding.

Glossary of Terms and Acronyms

When the following terms and acronyms appear in the text of this report, they have the meanings indicated below.

Term	Meaning
AAD	Annual aggregate deductible
AOCI	Accumulated other comprehensive income (loss)
Board	Board of Directors of ProAssurance Corporation
BOLI	Business owned life insurance
CARES Act	Coronavirus Aid, Relief and Economic Security Act
Council of Lloyd's	The governing body for Lloyd's of London
CODM	Chief Operating Decision Maker
DDR	Death, disability and retirement
DPAC	Deferred policy acquisition costs
Eastern Re	Eastern Re, LTD, S.P.C.
EBUB	Earned but unbilled premium
ECO/XPL	Extra-contractual obligations/excess of policy limit claims
ERC	Employee Retention Credit
FAL	Funds at Lloyd's
FASB	Financial Accounting Standards Board
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FNMA	Federal National Mortgage Association
FSMA	Financial Services and Markets Act
GAAP	Generally accepted accounting principles in the United States of America
GNMA	Government National Mortgage Association
IBNR	Incurred but not reported
Inova Re	Inova Re, LTD, S.P.C.
Interest Rate Swaps	ProAssurance's two forward-starting interest rate swap agreements associated with its Revolving Credit Agreement and Term Loan
IRS	Internal Revenue Service
LLC	Limited liability company
Lloyd's	Lloyd's of London market
LP	Limited partnership
MPL	Medical professional liability
Medical Technology Liability	Medical technology and life sciences products liability
NAV	Net asset value
NOL	Net operating loss
NORCAL	NORCAL Insurance Company, formerly known as NORCAL Mutual Insurance Company
NRSRO	Nationally recognized statistical rating organization
NYSE	New York Stock Exchange
OCI	Other comprehensive income (loss)
PCAOB	Public Company Accounting Oversight Board
PPM RRG	Preferred Physicians Medical Risk Retention Group, a Mutual Insurance Company
Revolving Credit Agreement	ProAssurance's $250 million revolving credit agreement
ROE	Return on equity
ROU	Right-of-use
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
SPC	Segregated portfolio cell
Specialty P&C	Specialty Property and Casualty

Term	Meaning
Syndicate 1729	Lloyd's of London Syndicate 1729
Syndicate 6131	Lloyd's of London Syndicate 6131 was a Special Purpose Arrangement with Lloyd's of London Syndicate 1729.
TCJA	Tax Cuts and Jobs Act H.R.1 of 2017
Term Loan	ProAssurance's $125 million delayed draw term loan
U.K.	United Kingdom of Great Britain and Northern Ireland
ULAE	Unallocated loss adjustment expenses
VIE	Variable interest entity
VOBA	Value of business acquired

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
These forward-looking statements are subject to significant risks, assumptions and uncertainties, including, among other things, the following factors that could affect the actual outcome of future events:

●	changes in general economic conditions, including the impact of inflation, including medical and social inflation, and unemployment;
●	regulatory, legislative and judicial actions or decisions that could affect our business plans or operations;
●	the enactment or repeal of tort reforms;
●	formation or dissolution of state-sponsored insurance entities providing coverages now offered by ProAssurance which could remove or add sizable numbers of insureds from or to the private insurance market;
●	changes in the interest and tax rate environment;
●	resolution of uncertain tax matters and changes in tax laws;
●	changes in laws or government regulations regarding financial markets or market activity that may affect our business;
●	changes in the ability, or perception thereof, of the U.S. government to meet its obligations that may affect the U.S. economy and our business;
●	performance of financial markets affecting the fair value of our investments or making it difficult to determine the value of our investments;
●	changes in requirements or accounting policies and practices that may be adopted by our regulatory agencies, the governments of states in which we are domiciled, the FASB, the SEC, the PCAOB or the NYSE that may affect our business;
●	changes in laws or government regulations affecting the financial services industry, the property and casualty insurance industry, the workers' compensation insurance industry or particular insurance lines underwritten by our subsidiaries;
●	the effect on our insureds, particularly the insurance needs of our insureds, and our loss costs, of changes in the healthcare delivery system and/or changes in the U.S. political climate that may affect healthcare policy or our business;
●	consolidation of our insureds into or under larger entities which may be insured by competitors, or may not have a risk profile that meets our underwriting criteria or which may not use external providers for insuring or otherwise managing substantial portions of their liability risk;
●	the effect of cyclical insurance industry trends on our underwriting, including demand and pricing in the insurance and reinsurance markets in which we operate;
●	uncertainties inherent in the estimate of our loss and loss adjustment expense reserve and reinsurance recoverable;
●	changes in the availability, cost, quality or collectability of insurance/reinsurance;
●	the results of litigation, including pre- or post-trial motions, trials and/or appeals we undertake;
●	effects on our claims costs from mass tort litigation that are different from that anticipated by us;
●	allegations of bad faith which may arise from our handling of any particular claim, including failure to settle;
●	loss or consolidation of independent agents, agencies, brokers or brokerage firms;
●	changes in our organization, compensation and benefit plans;

●	changes in the business or competitive environment may alter or limit the effectiveness of our business strategy and impact our revenues;
●	our ability to retain and recruit senior management and other qualified personnel;
●	the availability, integrity and security of our technology infrastructure and that of our third-party providers, including any susceptibility to cyber-attacks which might result in a loss of information, operating capability or actual monetary loss;
●	the impact of new systems or systems consolidation on our information technology infrastructure;
●	the impact of machine learning and artificial intelligence on the insurance industry as well as on our insureds and certain risks we insure;
●	the impact of a catastrophe, natural or man-made, including a pandemic event, as it relates to our business and insurance operations, investment results and our insured risks;
●	the impact of a catastrophic man-made event, such as acts of terrorism, acts of war and civil and political unrest;
●	the effects of terrorism-related insurance legislation and laws;
●	guaranty funds and other state assessments;
●	changes to the ratings assigned by rating agencies to our holding company or insurance subsidiaries, individually or as a group;
●	provisions in our charter documents, Delaware law and state insurance laws may impede attempts to replace or remove management or may impede a takeover;
●	state insurance restrictions may prohibit assets held by our insurance subsidiaries, including cash and investment securities, from being used for general corporate purposes; and
●	taxing authorities can take exception to our tax positions and cause us to incur significant amounts of legal and accounting costs and, if our defense is not successful, additional tax costs, including interest and penalties.
Our results may differ materially from those we expect and discuss in any forward-looking statements. The principal risk factors that may cause these material differences are described in "Item 1A, Risk Factors" in our December 31, 2023 report on Form 10-K and other documents we file with the SEC, such as our quarterly reports on Form 10-Q.
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

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share data)

	March 31, 2024	December 31, 2023
Assets
Investments
Fixed maturities, available-for-sale, at fair value (amortized cost, $3,813,857 and $3,758,720, respectively; allowance for expected credit losses, $1,137 as of March 31, 2024 and $555 as of December 31, 2023)	$3,544,137	$3,493,597
Fixed maturities, trading, at fair value (cost, $49,409 and $48,449, respectively)	50,106	48,324
Equity investments, at fair value (cost, $150,099 and $164,262, respectively)	137,914	151,295
Short-term investments	184,001	235,785
Business owned life insurance	78,657	78,205
Investment in unconsolidated subsidiaries	278,931	276,756
Other investments (at fair value, $55,732 and $62,604, respectively, otherwise at cost or amortized cost)	59,796	65,819
Total Investments	4,333,542	4,349,781
Cash and cash equivalents	65,400	65,898
Premiums receivable, net (allowance for expected credit losses, $8,072 as of March 31, 2024 and $7,809 as of December 31, 2023)	262,270	235,569
Receivable from reinsurers on paid losses and loss adjustment expenses	9,387	21,122
Receivable from reinsurers on unpaid losses and loss adjustment expenses	447,157	445,573
Prepaid reinsurance premiums	35,808	31,149
Deferred policy acquisition costs	63,619	60,336
Deferred tax asset, net	184,897	186,164
Real estate, net	29,523	29,757
Operating lease ROU assets	17,530	16,275
Intangible assets, net	58,676	60,308
Goodwill	5,500	5,500
Other assets	136,727	124,493
Total Assets	$5,650,036	$5,631,925
Liabilities and Shareholders' Equity
Liabilities
Policy liabilities and accruals
Reserve for losses and loss adjustment expenses	$3,382,512	$3,401,281
Unearned premiums	476,941	433,715
Reinsurance premiums payable	29,435	24,019
Total Policy Liabilities and Accruals	3,888,888	3,859,015
Operating lease liabilities	18,517	17,179
Other liabilities	201,792	216,618
Debt less unamortized debt issuance costs	427,774	427,133
Total Liabilities	4,536,971	4,519,945
Shareholders' Equity
Common shares (par value $0.01 per share, 100,000,000 shares authorized, 63,616,659 and 63,576,932 shares issued, respectively)	636	636
Additional paid-in capital	402,485	403,554
Accumulated other comprehensive income (loss) (net of deferred tax expense (benefit) of ($55,743) and ($55,738), respectively)	(206,961)	(204,489)
Retained earnings	1,386,607	1,381,981
Treasury shares, at cost (12,606,968 shares as of each respective period end)	(469,702)	(469,702)
Total Shareholders' Equity	1,113,065	1,111,980
Total Liabilities and Shareholders' Equity	$5,650,036	$5,631,925
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Changes in Capital (Unaudited)
(In thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2023	$636	$403,554	$(204,489)	$1,381,981	$(469,702)	$1,111,980
Common shares issued for compensation	(1)	(1,044)	—	—	—	(1,045)
Share-based compensation	—	945	—	—	—	945
Net effect of restricted and performance shares issued	1	(970)	—	—	—	(969)
Other comprehensive income (loss)	—	—	(2,472)	—	—	(2,472)
Net income (loss)	—	—	—	4,626	—	4,626
Balance at March 31, 2024	$636	$402,485	$(206,961)	$1,386,607	$(469,702)	$1,113,065

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2022	$634	$397,919	$(298,607)	$1,423,286	$(419,214)	$1,104,018
Common shares issued for compensation	—	10	—	—	—	10
Share-based compensation	—	1,146	—	—	—	1,146
Net effect of restricted and performance shares issued	1	(639)	—	—	—	(638)
Dividends to shareholders	—	—	—	(2,701)	—	(2,701)
Other comprehensive income (loss)	—	—	42,629	—	—	42,629
Net income (loss)	—	—	—	(6,174)	—	(6,174)
Balance at March 31, 2023	$635	$398,436	$(255,978)	$1,414,411	$(419,214)	$1,138,290
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31
	2024	2023
Revenues
Net premiums earned	$244,150	$239,787
Net investment income	33,897	30,310
Equity in earnings (loss) of unconsolidated subsidiaries	2,963	(1,121)
Net investment gains (losses):
Impairment losses	(1,510)	(2,933)
Portion of impairment losses recognized in other comprehensive income (loss) before taxes	576	—
Net impairment losses recognized in earnings	(934)	(2,933)
Other net investment gains (losses)	666	5,845
Total net investment gains (losses)	(268)	2,912
Other income	3,955	787
Total revenues	284,697	272,675
Expenses
Net losses and loss adjustment expenses	194,694	205,296
Underwriting, policy acquisition and operating expenses:
Operating expense	44,311	35,084
DPAC amortization	33,694	32,704
SPC U.S. federal income tax expense (benefit)	416	532
SPC dividend expense (income)	607	1,942
Interest expense	5,657	5,463
Total expenses	279,379	281,021
Income (loss) before income taxes	5,318	(8,346)
Provision for income taxes:
Current expense (benefit)	(561)	458
Deferred expense (benefit)	1,253	(2,630)
Total income tax expense (benefit)	692	(2,172)
Net income (loss)	4,626	(6,174)
Other comprehensive income (loss), after tax, net of reclassification adjustments	(2,472)	42,629
Comprehensive income (loss)	$2,154	$36,455
Earnings (loss) per share:
Basic	$0.09	$(0.11)
Diluted	$0.09	$(0.11)
Weighted average number of common shares outstanding:
Basic	51,013	53,987
Diluted	51,149	54,117
Cash dividends declared per common share	$—	$0.05
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended March 31
	2024	2023
Operating Activities
Net income (loss)	$4,626	$(6,174)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization, net of accretion	5,332	7,677
(Increase) decrease in cash surrender value of BOLI	(452)	(656)
Net investment (gains) losses	268	(2,912)
Share-based compensation	945	1,146
Deferred income tax expense (benefit)	1,253	(2,630)
Policy acquisition costs, net of amortization (net deferral)	(3,283)	(5,830)
Equity in (earnings) loss of unconsolidated subsidiaries	(2,963)	1,121
Distributed earnings from unconsolidated subsidiaries	1,778	3,176
Other, net	(962)	(35)
Change in:
Premiums receivable	(26,701)	(20,537)
Reinsurance related assets and liabilities	10,908	(22,547)
Other assets	(2,183)	163
Reserve for losses and loss adjustment expenses	(18,769)	(1,868)
Unearned premiums	43,226	50,746
Other liabilities	(24,672)	(30,683)
Net cash provided (used) by operating activities	(11,649)	(29,843)
Investing Activities
Purchases of:
Fixed maturities, available-for-sale	(230,549)	(68,755)
Equity investments	(80)	(170)
Other investments	(17,381)	(11,749)
Investment in unconsolidated subsidiaries	(7,871)	(9,381)
Proceeds from sales or maturities of:
Fixed maturities, available-for-sale	167,762	119,447
Equity investments	14,016	868
Other investments	24,068	18,338
Net sales or (purchases) of fixed maturities, trading	(1,553)	(1,395)
Return of invested capital from unconsolidated subsidiaries	6,882	12,756
Net sales or maturities (purchases) of short-term investments	54,710	(5,432)
Unsettled security transactions, net change	3,077	3,407
Purchases of capital assets	(961)	(930)
Other	—	2,659
Net cash provided (used) by investing activities	12,120	59,663
Continued on the following page.

	Three Months Ended March 31
	2024	2023
Continued from the previous page.
Financing Activities
Dividends to shareholders	—	(2,688)
Capital contribution received from (return of capital to) external segregated portfolio cell participants	—	(18)
Other	(969)	(639)
Net cash provided (used) by financing activities	(969)	(3,345)
Increase (decrease) in cash and cash equivalents	(498)	26,475
Cash and cash equivalents at beginning of period	65,898	29,959
Cash and cash equivalents at end of period	$65,400	$56,434
Significant Non-Cash Transactions
Dividends declared and not yet paid	$—	$2,701
Operating lease liabilities arising from obtaining ROU assets	$1,988	$—
Increase (decrease) in fair value of contingent consideration issued in NORCAL acquisition	$—	$(2,000)
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2024

1. Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of ProAssurance Corporation, its wholly owned subsidiaries and VIEs in which ProAssurance is the primary beneficiary (ProAssurance, PRA or the Company). See Note 10 for more information on ProAssurance's VIE interests. The financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring adjustments, have been included. ProAssurance’s results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes contained in ProAssurance’s December 31, 2023 report on Form 10-K.
Beginning in the third quarter of 2023, ProAssurance operates in four reportable segments as follows: Specialty P&C, Workers' Compensation Insurance, Segregated Portfolio Cell Reinsurance and Corporate. For more information on the Company's segment reporting, including the nature of products and services provided and financial information by segment, refer to Note 12.
Reclassifications
As a result of the third quarter 2023 segment reorganization, prior period segment information in Note 12 has been recast to conform to the Company's current segment reporting.
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
The significant accounting policies followed by ProAssurance in making estimates that materially affect financial reporting are summarized in Note 1 of the Notes to Consolidated Financial Statements in ProAssurance’s December 31, 2023 report on Form 10-K.
Accounting Changes Adopted
The Company did not adopt any new accounting standards during the three months ended March 31, 2024.
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
March 31, 2024
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
Fair values of assets measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 are shown in the following tables. Where applicable, the tables also indicate the fair value hierarchy of the valuation techniques utilized to determine those fair values. For some assets, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. When this is the case, the asset is categorized based on the level of the most significant input to the fair value measurement. Assessments of the significance of a particular input to the fair value measurement require judgment and consideration of factors specific to the assets being valued. For more information on the valuation methodologies used regarding securities in the Level 2 and Level 3 categories, see Note 2 of the Notes to Consolidated Financial Statements in ProAssurance’s December 31, 2023 report on Form 10-K.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2024

	March 31, 2024
	Fair Value Measurements Using			Total
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Fixed maturities, available-for-sale
U.S. Treasury obligations	$—	$240,889	$—	$240,889
U.S. Government-sponsored enterprise obligations	—	18,927	—	18,927
State and municipal bonds	—	474,265	—	474,265
Corporate debt, multiple observable inputs	—	1,647,844	—	1,647,844
Corporate debt, limited observable inputs	—	—	66,208	66,208
Residential mortgage-backed securities	—	450,052	—	450,052
Agency commercial mortgage-backed securities	—	7,950	—	7,950
Other commercial mortgage-backed securities	—	229,029	—	229,029
Other asset-backed securities	—	406,832	2,141	408,973
Fixed maturities, trading	—	50,106	—	50,106
Equity investments
Financial	9,750	2,270	288	12,308
Utilities/Energy	1,258	—	—	1,258
Industrial	—	—	4,946	4,946
Bond funds	101,571	—	—	101,571
All other	17,831	—	—	17,831
Short-term investments	102,675	81,326	—	184,001
Other investments	—	54,990	742	55,732
Other assets	—	7,674	—	7,674
Total assets categorized within the fair value hierarchy	$233,085	$3,672,154	$74,325	3,979,564
Assets carried at NAV, which approximates fair value and which are not categorized within the fair value hierarchy, reported as a part of:
Investment in unconsolidated subsidiaries				246,143
Total assets at fair value				$4,225,707

Liabilities:
Other liabilities	$9,050	$—	$6,500	$15,550
Total liabilities categorized within the fair value hierarchy	$9,050	$—	$6,500	$15,550

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2024

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

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2024
Level 3 Valuations
See Note 2 of the Notes to Consolidated Financial Statements in ProAssurance’s December 31, 2023 report on Form 10-K for a summary description of the valuation methodologies used regarding securities in the Level 3 category, by security type.
Quantitative Information Regarding Level 3 Valuations
Below is quantitative information regarding securities in the Level 3 category, by security type:

	Fair Value at
($ in thousands)	March 31, 2024	December 31, 2023	Valuation Technique	Unobservable Input	Range (Weighted Average)
Assets:
Corporate debt, limited observable inputs	$66,208	$82,377	Market Comparable Securities	Comparability Adjustment	0% - 5% (2.5%)
			Discounted Cash Flows	Comparability Adjustment	0% - 5% (2.5%)
Residential mortgage-backed, other commercial mortgage-backed and other asset-backed securities	$2,141	$4,414	Market Comparable Securities	Comparability Adjustment	0% - 5% (2.5%)
			Discounted Cash Flows	Comparability Adjustment	0% - 5% (2.5%)
Equity investments	$5,234	$5,237	Discounted Cash Flows	Comparability Adjustment	0% - 10% (5%)
Other investments	$742	$5,126	Discounted Cash Flows	Comparability Adjustment	0% - 10% (5%)
Liabilities:
Other liabilities	$6,500	$6,500	Stochastic Model/Discounted Cash Flows	Weighted Average Cost of Capital	0% - 10% (8%)
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
March 31, 2024
Fair Value Measurements - Level 3 Assets & Liabilities
The following tables present summary information regarding changes in the fair value of assets and liabilities measured using Level 3 inputs.

	March 31, 2024
	Level 3 Fair Value Measurements
	Assets					Liabilities
(In thousands)	Corporate Debt	Asset-backed Securities	Equity Investments	Other Investments	Total Assets	Other Liabilities	Total Liabilities
Balance, December 31, 2023	$82,377	$4,414	$5,237	$5,126	$97,154	$(6,500)	$(6,500)
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Net investment gains (losses)	—	—	(3)	88	85	—	—
Included in other comprehensive income (loss)	(171)	(28)	—	—	(199)	—	—
Purchases	2,201	1,200	—	—	3,401	—	—
Sales	(702)	—	—	—	(702)	—	—
Transfers in	—	—	—	—	—	—	—
Transfers out	(17,497)	(3,445)	—	(4,472)	(25,414)	—	—
Balance, March 31, 2024	$66,208	$2,141	$5,234	$742	$74,325	$(6,500)	$(6,500)
Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets and liabilities held at period-end	$—	$—	$(3)	$88	$85	$—	$—

	March 31, 2023
	Level 3 Fair Value Measurements
	Assets					Liabilities
(In thousands)	Corporate Debt	Asset-backed Securities	Equity Investments	Other Investments	Total Assets	Other Liabilities	Total Liabilities
Balance, December 31, 2022	$63,973	$2,954	$2,803	$1,783	$71,513	$(15,000)	$(15,000)
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Net investment gains (losses)	16	—	(3)	—	13	1,000	1,000
Operating expense	—	—	—	—	—	1,000	1,000
Included in other comprehensive income (loss)	209	39	—	—	248	—	—
Purchases	6,322	1,863	—	—	8,185	—	—
Sales	(432)	—	—	—	(432)	—	—
Transfers in	11,220	1,779	—	—	12,999	—	—
Transfers out	(5,151)	(1,581)	—	(1,283)	(8,015)	—	—
Balance, March 31, 2023	$76,157	$5,054	$2,800	$500	$84,511	$(13,000)	$(13,000)
Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets and liabilities held at period-end	$—	$—	$(3)	$—	$(3)	$—	$—

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2024
Transfers
Transfers shown in the preceding Level 3 tables were as of the end of the period in which the transfer occurred. All transfers were to or from Level 2.
All transfers in and out of Level 3 during the three months ended March 31, 2024 and 2023 related to securities held for which the level of market activity for identical or nearly identical securities varies from period to period. The securities were valued using multiple observable inputs when those inputs were available; otherwise the securities were valued using limited observable inputs.
Fair Values Not Categorized
At March 31, 2024 and December 31, 2023, certain LPs/LLCs and investment funds measure fund assets at fair value on a recurring basis and provide a NAV for ProAssurance's interest. The carrying value of these interests is based on the NAV provided and was considered to approximate the fair value of the interests. For investment in unconsolidated subsidiaries, ProAssurance recognizes any changes in the NAV of its interests in equity in earnings (loss) of unconsolidated subsidiaries during the period of change. In accordance with GAAP, the fair value of these investments was not classified within the fair value hierarchy. The amount of ProAssurance's unfunded contractual commitments related to these investments as of March 31, 2024 and fair values of these investments as of March 31, 2024 and December 31, 2023 were as follows:

	Unfunded Contractual Commitments	Fair Value
(In thousands)	March 31, 2024	March 31, 2024	December 31, 2023
Investment in unconsolidated subsidiaries:
Private debt funds (1)	$4,565	$16,768	$19,886
Long/short equity funds (2)	None	4,243	4,497
Non-public equity funds (3)	$38,970	115,421	111,251
Credit funds (4)	$31,552	56,595	55,740
Strategy focused funds (5)	$50,427	53,116	54,081
Total investments carried at NAV		$246,143	$245,455
Below is additional information regarding each of the investments listed in the table above as of March 31, 2024.
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
March 31, 2024
third fund is an LLC focused on acquiring ownership stakes in insurance agencies. For all three funds, redemptions are not permitted. The remaining funds are real estate focused LPs, two of which allow for redemption with prior notice.
ProAssurance may not sell, transfer or assign its interest in any of the above LPs/LLCs without special consent from the LPs/LLCs.
Nonrecurring Fair Value Measurement
ProAssurance did not have any assets or liabilities that were measured at fair value on a nonrecurring basis at March 31, 2024 or December 31, 2023.
Financial Instruments - Methodologies Other Than Fair Value
The following table provides the estimated fair value of the Company's financial instruments that, in accordance with GAAP for the type of investment, are measured using a methodology other than fair value. Fair values provided primarily fall within the Level 3 fair value category.

	March 31, 2024		December 31, 2023
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
BOLI	$78,657	$78,657	$78,205	$78,205
Other investments	$4,064	$4,064	$3,215	$3,215
Other assets	$34,824	$34,824	$33,231	$33,221
Financial liabilities:
Revolving Credit Agreement*	$125,000	$125,000	$125,000	$125,000
Term Loan*	$125,000	$125,000	$125,000	$125,000
Contribution Certificates	$179,865	$147,328	$179,387	$149,782
Other liabilities	$33,548	$33,548	$32,043	$32,043
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
Other assets and other liabilities primarily consisted of related investment assets and liabilities associated with funded deferred compensation agreements. The fair value of the funded deferred compensation assets was based upon quoted market prices, which is categorized as a Level 1 valuation, and had a fair value of $33.8 million and $32.3 million at March 31, 2024 and December 31, 2023, respectively. Other assets also included an unsecured note receivable. The fair value of the note receivable was based on the present value of expected cash flows from the note receivable, discounted at market rates on the valuation date for receivables with similar credit standings and similar payment structures. Other liabilities primarily consisted of liabilities associated with funded deferred compensation agreements. The reported balance is determined based on the amount of elective deferrals and employer contributions adjusted for periodic changes in the fair value of the participant balances based on the performance of the funds selected by the participants and had a fair value of $33.5 million and $32.0 million at March 31, 2024 and December 31, 2023, respectively.
The fair value of the debt, excluding the Contribution Certificates, was estimated based on the present value of expected future cash outflows, discounted at rates available on the valuation date for similar debt issued by entities with a similar credit standing to ProAssurance.
The fair value of the Contribution Certificates was estimated based on a binomial option pricing model. The Contribution Certificates were a portion of the purchase consideration for the NORCAL acquisition and were issued to certain NORCAL policyholders in the conversion, and those instruments are an obligation of NORCAL Insurance Company, the successor of NORCAL Mutual Insurance Company (see Note 6 for further discussion of the terms of the Contribution Certificates).

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2024
3. Investments
Available-for-sale fixed maturities at March 31, 2024 and December 31, 2023 included the following:

	March 31, 2024
(In thousands)	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities, available-for-sale
U.S. Treasury obligations	$258,462	$—	$24	$17,597	$240,889
U.S. Government-sponsored enterprise obligations	19,957	—	—	1,030	18,927
State and municipal bonds	502,549	—	1,736	30,020	474,265
Corporate debt	1,849,162	740	2,421	136,791	1,714,052
Residential mortgage-backed securities	507,312	207	2,020	59,073	450,052
Agency commercial mortgage-backed securities	8,964	—	—	1,014	7,950
Other commercial mortgage-backed securities	248,756	—	221	19,948	229,029
Other asset-backed securities	418,695	190	921	10,453	408,973
	$3,813,857	$1,137	$7,343	$275,926	$3,544,137

	December 31, 2023
(In thousands)	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities, available-for-sale
U.S. Treasury obligations	$259,834	$—	$165	$16,474	$243,525
U.S. Government-sponsored enterprise obligations	19,752	—	2	1,030	18,724
State and municipal bonds	482,367	—	1,885	29,871	454,381
Corporate debt	1,883,308	—	4,025	136,759	1,750,574
Residential mortgage-backed securities	481,267	211	2,876	53,795	430,137
Agency commercial mortgage-backed securities	9,369	—	5	987	8,387
Other commercial mortgage-backed securities	210,469	151	60	20,904	189,474
Other asset-backed securities	412,354	193	1,104	14,870	398,395
	$3,758,720	$555	$10,122	$274,690	$3,493,597

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2024
The recorded cost basis and estimated fair value of available-for-sale fixed maturities at March 31, 2024, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total Fair Value
Fixed maturities, available-for-sale
U.S. Treasury obligations	$258,462	$36,249	$169,651	$32,387	$2,602	$240,889
U.S. Government-sponsored enterprise obligations	19,957	4,790	11,653	505	1,979	18,927
State and municipal bonds	502,549	30,409	157,707	161,274	124,875	474,265
Corporate debt	1,849,162	179,206	886,529	569,033	79,284	1,714,052
Residential mortgage-backed securities	507,312					450,052
Agency commercial mortgage-backed securities	8,964					7,950
Other commercial mortgage-backed securities	248,756					229,029
Other asset-backed securities	418,695					408,973
	$3,813,857					$3,544,137
Excluding obligations of the U.S. Government, U.S. Government-sponsored enterprises and a U.S. Government obligations money market fund, no investment in any entity or its affiliates exceeded 10% of shareholders’ equity at March 31, 2024.
Cash and securities with a carrying value of $53.5 million at March 31, 2024 were on deposit with various state insurance departments to meet regulatory requirements. ProAssurance also held securities with a carrying value of $70.6 million at March 31, 2024 that are pledged as collateral security for advances under the Company's borrowing relationships with FHLBs.
As a member of Lloyd's, ProAssurance is required to maintain capital at Lloyd's, referred to as FAL, to support the Company's previous participation in underwriting years that remain open at Syndicate 1729. At March 31, 2024, the fair value of ProAssurance's FAL investments was $20.2 million and were comprised of investment securities, primarily short-term investments, and cash and cash equivalents on deposit with Lloyd's in order to satisfy these FAL requirements.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2024
Investments Held in a Loss Position
The following tables provide summarized information with respect to investments held in an unrealized loss position at March 31, 2024 and December 31, 2023, including the length of time the investment had been held in a continuous unrealized loss position.

	March 31, 2024
	Total		Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Loss	Value	Loss	Value	Loss
Fixed maturities, available-for-sale
U.S. Treasury obligations	$226,103	$17,597	$40,747	$1,412	$185,356	$16,185
U.S. Government-sponsored enterprise obligations	18,928	1,030	10,631	486	8,297	544
State and municipal bonds	389,539	30,020	98,395	5,941	291,144	24,079
Corporate debt	1,498,062	136,791	459,157	38,451	1,038,905	98,340
Residential mortgage-backed securities	335,297	59,073	130,058	16,800	205,239	42,273
Agency commercial mortgage-backed securities	7,950	1,014	2,652	344	5,298	670
Other commercial mortgage-backed securities	214,030	19,948	90,586	8,120	123,444	11,828
Other asset-backed securities	252,384	10,453	125,871	3,746	126,513	6,707
	$2,942,293	$275,926	$958,097	$75,300	$1,984,196	$200,626

	December 31, 2023
	Total		Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Loss	Value	Loss	Value	Loss
Fixed maturities, available-for-sale
U.S. Treasury obligations	$213,634	$16,474	$32,925	$1,364	$180,709	$15,110
U.S. Government-sponsored enterprise obligations	18,428	1,030	4,128	242	14,300	788
State and municipal bonds	378,313	29,871	48,960	2,287	329,353	27,584
Corporate debt	1,524,940	136,759	84,221	5,054	1,440,719	131,705
Residential mortgage-backed securities	313,082	53,795	74,463	10,271	238,619	43,524
Agency commercial mortgage-backed securities	7,955	987	212	1	7,743	986
Other commercial mortgage-backed securities	184,416	20,904	18,092	1,140	166,324	19,764
Other asset-backed securities	293,447	14,870	30,115	867	263,332	14,003
	$2,934,215	$274,690	$293,116	$21,226	$2,641,099	$253,464
As of March 31, 2024, excluding U.S. Government or U.S. Government-sponsored enterprise obligations, there were 2,545 debt securities (64.8% of all available-for-sale fixed maturity securities held) in an unrealized loss position representing 1,328 issuers. The greatest and second greatest unrealized loss positions among those securities were approximately $5.3 million and $3.3 million, respectively. The securities were evaluated for impairment as of March 31, 2024.
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

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2024
Each quarter, ProAssurance performs a detailed analysis for the purpose of assessing whether any of the securities it holds in an unrealized loss position has suffered an impairment due to credit or non-credit factors. A detailed discussion of the factors considered in the assessment is included in Note 1 of the Notes to Consolidated Financial Statements in ProAssurance's December 31, 2023 report on Form 10-K.
Fixed maturity securities held in an unrealized loss position at March 31, 2024, excluding asset-backed securities, have paid all scheduled contractual payments and are expected to continue. Expected future cash flows of asset-backed securities, excluding those issued by GNMA, FNMA and FHLMC, held in an unrealized loss position were estimated as part of the March 31, 2024 impairment evaluation using the most recently available six-month historical performance data for the collateral (loans) underlying the security or, if historical data was not available, sector based assumptions, and equaled or exceeded the current amortized cost basis of the security.
The following tables present a roll forward of the allowance for expected credit losses on available-for-sale fixed maturities for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31, 2024
(In thousands)	Corporate Debt	Residential mortgage-backed securities	Other commercial mortgage-backed securities	Other asset-backed securities	Total
Balance, at December 31, 2023	$—	$211	$151	$193	$555
Additional credit losses related to securities for which:
No allowance for credit losses has been previously recognized	740	—	—	—	740
Reductions related to:
Securities sold during the period	—	(4)	(151)	(3)	(158)
Balance, at March 31, 2024	$740	$207	$—	$190	$1,137

	Three Months Ended March 31, 2023
(In thousands)	Residential mortgage-backed securities	Other asset-backed securities	Total
Balance, at December 31, 2022	$229	$198	$427
Reductions related to:
Securities sold during the period	(2)	(1)	(3)
Balance, at March 31, 2023	$227	$197	$424
Other information regarding sales and purchases of fixed maturity available-for-sale securities is as follows:

	Three Months Ended March 31
(In millions)	2024	2023
Proceeds from sales (exclusive of maturities and paydowns)	$17.1	$3.8
Purchases	$230.5	$68.8

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2024
Net Investment Income
Net investment income (loss) by investment category was as follows:

	Three Months Ended March 31
(In thousands)	2024	2023
Fixed maturities	$31,451	$27,327
Equities	892	807
Short-term investments, including Other	3,411	3,350
BOLI	452	657
Investment fees and expenses	(2,309)	(1,831)
Net investment income	$33,897	$30,310
Investment in Unconsolidated Subsidiaries
ProAssurance's investment in unconsolidated subsidiaries were as follows:

	March 31, 2024	Carrying Value
(In thousands)	Percentage Ownership	March 31, 2024	December 31, 2023
Qualified affordable housing project tax credit partnerships	See below	$562	$666
All other investments, primarily investment fund LPs/LLCs	See below	278,369	276,090
		$278,931	$276,756
Qualified affordable housing project tax credit partnership interests held by ProAssurance generate investment returns by providing tax benefits to fund investors in the form of tax credits and project operating losses. The carrying value of these investments reflects ProAssurance's total commitments (both funded and unfunded) to the partnerships, less any amortization. At March 31, 2024 and December 31, 2023, ProAssurance did not have an ownership percentage greater than 20% in any tax credit partnership interests. Since ProAssurance has the ability to exert influence over the partnerships but does not control them, all are accounted for using the equity method. See further discussion of the entities in which ProAssurance holds passive interests in Note 10.
ProAssurance holds interests in investment fund LPs/LLCs and other equity method investments and LPs/LLCs which are not considered to be investment funds. ProAssurance's ownership percentage relative to four of the LPs/LLCs is greater than 25% at March 31, 2024 and December 31, 2023 which is likely to be reduced as the funds mature and other investors participate in the funds; these investments had a carrying value of $24.0 million at March 31, 2024 and $23.0 million at December 31, 2023. ProAssurance's ownership percentage relative to the remaining investments and LPs/LLCs is less than 25%; these interests had a carrying value of $254.4 million at March 31, 2024 and $253.1 million at December 31, 2023. ProAssurance does not have the ability to exert control over any of these funds.
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

	Three Months Ended March 31
(In thousands)	2024	2023
Qualified affordable housing project tax credit partnerships
Losses recorded	$103	$354
Tax credits recognized	$8	$43

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2024
ProAssurance accounts for its tax credit partnership investments under the equity method of accounting and records its allocable portion of the operating losses of the underlying properties based on estimates provided by the partnerships. For the Company's qualified affordable housing project tax credit partnerships, it adjusts its estimates of their allocable portion of operating losses periodically as actual operating results of the underlying properties become available. The primary benefits of tax credits and tax-deductible operating losses from the historic tax credit partnerships are earned in a short period with potential for additional cash flows extending over several years. For the three months ended March 31, 2024 and 2023, the Company generated a nominal amount of tax credits from its tax credit partnership investments, which were deferred and are expected to be utilized in future periods. As of March 31, 2024, the Company had approximately $52.7 million of available tax credit carryforwards generated from its investments in tax credit partnerships which they expect to utilize in future periods.
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
Net Investment Gains (Losses)
Realized investment gains and losses are recognized on the first-in, first-out basis. The following table provides detailed information regarding net investment gains (losses):

	Three Months Ended March 31
(In thousands)	2024	2023
Total impairment losses:
Corporate debt	$(1,316)	$(2,936)
Asset-backed securities	(194)	3
Portion of impairment losses recognized in other comprehensive income before taxes:
Corporate debt	576	—
Net impairment losses recognized in earnings	(934)	(2,933)
Gross realized gains, available-for-sale fixed maturities	366	79
Gross realized (losses), available-for-sale fixed maturities	(1,099)	(457)
Net realized gains (losses), trading fixed maturities	15	(108)
Net realized gains (losses), equity investments	(256)	84
Net realized gains (losses), other investments	1,776	229
Change in unrealized holding gains (losses), trading fixed maturities	214	97
Change in unrealized holding gains (losses), equity investments	774	3,746
Change in unrealized holding gains (losses), convertible securities, carried at fair value	(1,119)	1,132
Other(1)	(5)	1,043
Net investment gains (losses)	$(268)	$2,912
(1) Includes a gain of $1.0 million recognized during the 2023 three-month period related to the change in the fair value of contingent consideration issued in connection with the NORCAL acquisition. See further discussion on the contingent consideration in Note 2 and Note 6 and discussion on the Company's accounting policy in Note 1 in its December 31, 2023 report on Form 10-K.

For the three months ended March 31, 2024, ProAssurance recognized $0.9 million of credit-related impairment losses in earnings related to a corporate bond in the consumer sector as well as an asset-backed security. The Company recognized non-credit impairment losses in OCI of $0.6 million related to a corporate bond during the three months ended March 31, 2024. For the three months ended March 31, 2023, ProAssurance recognized credit-related impairment losses in earnings of $2.9 million related to two corporate bonds in the financial sector. The Company did not recognize any non-credit impairment losses in OCI during the three months ended March 31, 2023.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2024
The following table presents a roll forward of cumulative credit losses recorded in earnings related to impaired debt securities for which a portion of the impairment was recorded in OCI.

	Three Months Ended March 31
(In thousands)	2024	2023
Balance beginning of period	$57	$57
Additional credit losses recognized during the period, related to securities for which:
No impairment has been previously recognized	740	—
Balance March 31	$797	$57
4. Income Taxes
For interim periods, ProAssurance generally utilizes the estimated annual effective tax rate method under which the Company determines its provision (benefit) for income taxes based on the current estimate of its annual effective tax rate. For the three months ended March 31, 2024 and March 31, 2023, we utilized the estimated annual effective tax rate method. Under this method, items which are unusual, infrequent, or that cannot be reliably estimated are considered in the effective tax rate in the period in which the item is included in income, and are referred to as discrete items. For the three months ended March 31, 2024 and 2023, the provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income (loss) before income taxes primarily due to the estimated tax rate differential between the Company's actual effective tax rate and its projected annual effective tax rate as calculated under the estimated annual effective tax rate method and, to a lesser extent, the effects of tax-favored income. In addition, the provision for income taxes for the three months ended March 31, 2023 was impacted by the $2.0 million decrease in the contingent consideration liability related to the NORCAL acquisition, all of which was non-taxable. See further discussion on the Company's contingent consideration in Note 2 and Note 6.
ProAssurance had a liability for U.S. federal and U.K. income taxes carried as a part of other liabilities of $3.0 million as of March 31, 2024 and $4.0 million as of December 31, 2023. At March 31, 2024 and December 31, 2023, the liability for unrecognized tax benefits, which is included in the total liability for U.S. federal and U.K. income taxes, was $5.4 million and $5.3 million, respectively, which included an accrued liability for interest of approximately $0.6 million and $0.5 million, respectively.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2024
5. Reserve for Losses and Loss Adjustment Expenses
The reserve for losses is established based on estimates of individual claims and actuarially determined estimates of future losses based on ProAssurance’s past loss experience, available industry data and projections as to future claims frequency, severity, inflationary trends and settlement patterns. Estimating the reserve, particularly the reserve appropriate for liability exposures, is a complex process. For a high proportion of the risks insured or reinsured by ProAssurance, claims may be resolved over an extended period of time, often five years or more, and may be subject to litigation. Estimating losses requires ProAssurance to make and revise judgments and assessments regarding multiple uncertainties over an extended period of time. As a result, the reserve estimate may vary considerably from the eventual outcome. The assumptions used in establishing ProAssurance’s reserve are regularly reviewed and updated by management as new data becomes available. Changes to estimates of previously established reserves are included in earnings in the period in which the estimate is changed. For additional information regarding ProAssurance's reserve for losses, see Note 1 and Note 7 of the Notes to Consolidated Financial Statements included in ProAssurance's December 31, 2023 report on Form 10-K.
Activity in the reserve for losses and loss adjustment expenses is summarized as follows:

(In thousands)	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023	Year Ended December 31, 2023
Balance, beginning of year	$3,401,281	$3,471,147	$3,471,147
Less reinsurance recoverables on unpaid losses and loss adjustment expenses	445,573	431,889	431,889
Net balance, beginning of year	2,955,708	3,039,258	3,039,258
Net losses:
Current year	195,110	198,240	794,848
(Favorable) unfavorable development of reserves established in prior years, net(1)	(416)	7,056	5,646
Total	194,694	205,296	800,494
Paid related to:
Current year	(12,867)	(11,052)	(101,996)
Prior years	(202,180)	(211,916)	(782,048)
Total paid	(215,047)	(222,968)	(884,044)
Net balance, end of period	2,935,355	3,021,586	2,955,708
Plus reinsurance recoverables on unpaid losses and loss adjustment expenses	447,157	447,693	445,573
Balance, end of period	$3,382,512	$3,469,279	$3,401,281
(1) Net prior year reserve development recognized for the three months ended March 31, 2024 and 2023 as well as the year ended December 31, 2023 included $1.7 million, $2.5 million and $8.3 million, respectively, of amortization of the purchase accounting fair value adjustment on NORCAL's assumed net reserve and amortization of the negative VOBA associated with NORCAL's DDR reserve which is recorded as a reduction to prior accident year net losses and loss adjustment expenses.
Estimating liability reserves is complex and requires the use of many assumptions. As time passes and ultimate losses for prior years are either known or become subject to a more precise estimation, ProAssurance increases or decreases the reserve estimates established in prior periods.
The consolidated net favorable prior year reserve development recognized for the three months ended March 31, 2024 primarily reflected:
•Net favorable development recognized in the Specialty P&C segment of $1.7 million related to the amortization of the purchase accounting fair value adjustment on NORCAL's assumed net reserve and amortization of the negative VOBA associated with NORCAL's DDR reserve which is recorded as a reduction to prior accident year net losses and loss adjustment expenses.
•Consolidated net favorable loss development recognized in the three months ended March 31, 2024 was partially offset by net unfavorable reserve development of $0.9 million recognized in the Segregated Portfolio Cell Reinsurance segment and unfavorable reserve development of $0.4 million attributable to the Company's Lloyd’s Syndicates operations in the Specialty P&C segment. The unfavorable development in the Segregated Portfolio Cell Reinsurance

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2024
segment includes net favorable development in the workers' compensation business of $0.5 million that was more than offset by net unfavorable development of $1.4 million in the medical professional liability business related to higher than expected claim frequency in on program in which the Company does not participate in the underwriting results.
For additional information regarding ProAssurance's prior year reserve development recognized for the three months ended March 31, 2023 and the year ended December 31, 2023, see Note 5 of the Notes to Condensed Consolidated Financial Statements included in ProAssurance's March 31, 2023 report on Form 10-Q and Note 7 of the Notes to Consolidated Financial Statements included in ProAssurance's December 31, 2023 report on Form 10-K, respectively.
6. Commitments and Contingencies
ProAssurance is involved in various legal actions related to insurance policies and claims handling including, but not limited to, claims asserted by policyholders. These types of legal actions arise in the Company's ordinary course of business and, in accordance with GAAP for insurance entities, are considered as a part of the Company's loss reserving process, which is described in detail under the heading "Losses and Loss Adjustment Expenses" in the Accounting Policies section in Note 1 of the Notes to Consolidated Financial Statements in ProAssurance's December 31, 2023 report on Form 10-K. ProAssurance also has other direct actions against the Company unrelated to its claims activity which are evaluated and accounted for as a part of other liabilities. For these corporate legal actions, the Company evaluates each case separately and establishes what it believes is an appropriate reserve based on GAAP guidance related to contingent liabilities. As of March 31, 2024, there were no material reserves established for corporate legal actions.
As a member of Lloyd's, ProAssurance has obligations to Syndicate 1729 including FAL requirements. ProAssurance provides FAL to support its previous participation in underwriting years that remain open at Syndicate 1729, which is comprised of investment securities, primarily short-term investments, and cash and cash equivalents deposited with Lloyd's with a total fair value of approximately $20.2 million at March 31, 2024 (see Note 3).
ProAssurance has entered into financial instrument transactions that may present off-balance sheet credit risk or market risk. These transactions include a short-term loan commitment and commitments to provide funding to non-public investment entities. Under the short-term loan commitment, ProAssurance has agreed to advance funds on a 30 day basis to a counterparty provided there is no violation of any condition established in the contract. As of March 31, 2024, ProAssurance had total funding commitments related to non-public investment entities as well as the short-term loan commitment of approximately $161.9 million which included the amount at risk if the full short-term loan is extended and the counterparties default. However, the credit risk associated with the short-term loan commitment is minimal as the counterparties to the contract are highly rated commercial institutions and to-date have been performing in accordance with their contractual obligations. As such, ProAssurance’s expected credit losses associated with this short-term loan commitment were nominal in amount as of March 31, 2024.
ProAssurance entered into a services agreement with a company to provide data analytics services for certain product lines within the Company's MPL book of business. Under the services agreement, the Company has committed to an annual fee of approximately $3.5 million for three years. In addition, the services agreement contains an annual one-year auto-extension feature, in November, unless either party elects to non-renew the services agreement by providing notice at least six-months prior to the end of the contract. In April 2024, ProAssurance provided such notice of termination of the services agreement. As a result, the services agreement will expire on November 30, 2024. ProAssurance incurred operating expenses associated with this services agreement of $0.8 million and $0.9 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, the remaining commitment under this agreement was estimated to be approximately $2.2 million.
The purchase consideration in the NORCAL acquisition included contingent consideration. NORCAL policyholders who elected to receive NORCAL stock and tender it to ProAssurance are eligible for a share of contingent consideration in an amount of up to approximately $84 million. As defined in the purchase agreement, the contingent consideration is dependent upon the after-tax development of NORCAL's ultimate net losses for accident years ended on or before December 31, 2020 determined as of December 31, 2023 by a mutually agreed upon independent actuarial consultant. This independent actuarial consultant has until June 30, 2024 to complete their estimate. As of May 1, 2024, the independent actuarial consultant had not completed their estimate. As of March 31, 2024 and December 31, 2023, the contingent consideration liability was $6.5 million carried at fair value utilizing a stochastic model. This estimate of fair value does not guarantee nor suggest that contingent consideration will ultimately be paid, and any amounts ultimately paid by the Company may be greater than or less than the $6.5 million current fair value estimate. As of March 31, 2024 and December 31, 2023, the Company's analysis of NORCAL's reserves related to accident years 2020 and prior suggests that no contingent consideration will be due; however, the actual amount due to be paid, if any, will be determined based on analysis to be performed by an independent actuary, as previously discussed. This remaining uncertainty is a significant component in the determination of the fair value of the liability as of March 31, 2024 and December 31, 2023. See further discussion around the contingent consideration in Note 2.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2024
7. Debt
ProAssurance’s outstanding debt consisted of the following:

($ in thousands)	March 31, 2024	December 31, 2023
Contribution Certificates due 2031, interest at 3.0% (effective interest rate at 4.35%) paid annually in April	$179,865	$179,387
Revolving Credit Agreement, outstanding borrowings are not permitted to exceed $300 million aggregately, including a $50 million accordion feature; Revolving Credit Agreement expires in 2028. The effective interest rate was 7.53% as of March 31, 2024	125,000	125,000
Term Loan, principal repayments in quarterly installments beginning June 30, 2024; Term Loan expires in 2028. The effective interest rate was 7.65% as of March 31, 2024	125,000	125,000
Total principal	429,865	429,387
Less unamortized debt issuance costs	2,091	2,254
Debt less unamortized debt issuance costs	$427,774	$427,133
Covenant Compliance
There are no financial covenants associated with the Contribution Certificates due 2031.
The Revolving Credit Agreement contains customary representations, covenants and events constituting default, and remedies for default, as previously discussed. As of March 31, 2024, ProAssurance is in compliance with all covenants of the Revolving Credit Agreement.
Additional Information
For additional information regarding ProAssurance's debt, see Note 10 of the Notes to Consolidated Financial Statements included in ProAssurance's December 31, 2023 report on Form 10-K.
8. Derivatives
ProAssurance is exposed to certain risks relating to its ongoing business and investment activities. ProAssurance utilizes derivative instruments as part of its risk management strategy to reduce the market risk related to fluctuations in future interest rates associated with a portion of its variable-rate debt. See Note 1 of the Notes to Consolidated Financial Statements included in ProAssurance's December 31, 2023 report on Form 10-K for the Company's accounting policy regarding derivative instruments.
To manage the Company's exposure to variability in cash flows of forecasted interest payments attributable to variability in the selected base rates on borrowings under both the Revolving Credit Agreement and Term Loan, ProAssurance entered into two forward-starting interest rate swap agreements ("Interest Rate Swaps") on May 2, 2023, each with an effective date of December 29, 2023 and a maturity date of March 31, 2028. As ProAssurance's Interest Rate Swaps are designated and qualify as highly effective cash flow hedges, changes in the fair value of the Interest Rate Swaps are recorded in AOCI, net of tax, and are reclassified into earnings when the hedged cash flows impact earnings. The Interest Rate Swap hedging the variability in cash flows associated with interest payments on the Revolving Credit Agreement will have a constant $125 million notional amount throughout the term of the swap, while the Interest Rate Swap hedging the variability in cash flows associated with interest payments on the Term Loan will have an amortizing $125 million notional amount, which is designed to match the outstanding principal on the Term Loan throughout the term of the swap. Borrowings under the Revolving Credit Agreement and Term Loan will accrue interest at a selected base rate, adjusted by a margin. The Interest Rate Swaps effectively fix the base rate on borrowings under the Revolving Credit Agreement and Term Loan to 3.187% and 3.207%, respectively. The margin component of the interest rate, which can vary from 0% to 2.375%, will remain variable and is based on ProAssurance’s debt to capitalization ratio. As of March 31, 2024, the margin component of the interest rate on the outstanding borrowings under the Revolving Credit Agreement and Term Loan was 2.23% and 2.35%, respectively, based on ProAssurance's debt to capitalization ratio as of December 31, 2023 resulting in a total interest rate of 5.42% and 5.56%, respectively, including the effect of the Interest Rate Swaps on the base rate. Additional information regarding the Company's Revolving Credit Agreement and Term Loan is provided in Note 10 of the Notes to Consolidated Financial Statements included in ProAssurance's December 31, 2023 report on Form 10-K.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2024
ProAssurance received cash collateral from the counterparty to secure the net present value of future cash flows associated with the Interest Rate Swaps which is reflected as a component of other liabilities on the Condensed Consolidated Balance Sheet. Those cash collateral balances were $9.1 million and $4.0 million at March 31, 2024 and December 31, 2023, respectively.
The following table provides a summary of the volume and fair value position of the Interest Rate Swaps as well as the reporting location in the Condensed Consolidated Balance Sheet as of March 31, 2024 and December 31, 2023.

($ in thousands)		March 31, 2024			December 31, 2023
Derivatives Designated and Qualifying as Cash Flow Hedging Instruments	Location in the Condensed Consolidated Balance Sheets	Number of Instruments	Aggregate Notional Amount(1)	Estimated Fair Value(2)	Number of Instruments	Aggregate Notional Amount(1)	Estimated Fair Value(2)
Interest Rate Swaps	Other Assets	2	$250,000	$7,674	2	$250,000	$3,876
(1) Volume is represented by the derivative instruments' notional amount.
(2) Additional information regarding the fair value of the Company's Interest Rate Swaps is provided in Note 2.
For the three months ended March 31, 2024, ProAssurance reclassified a gain on the Interest Rate Swaps from AOCI, net of tax, into earnings as shown in the table below:

		Qualifying Cash Flow Hedges - Gains (Losses) Reclassified from AOCI, net of tax, to Earnings
(In thousands)		Three Months Ended March 31
Derivatives Designated as Hedging Instruments	Location in the Condensed Consolidated Statements of Income and Comprehensive Income	2024	2023
Interest Rate Swaps	Interest Expense	$1,073	$—

At March 31, 2024, management estimates that it will reclassify approximately $4.3 million of pre-tax net gains on the Interest Rate Swaps from AOCI to earnings over the next twelve months, which will be recorded to interest expense. See additional information on gains or losses related to the Interest Rate Swaps reported as a component of AOCI in Note 9.
As a result of the Interest Rate Swaps, ProAssurance is exposed to risk that the counterparty will fail to meet its contractual obligations. To mitigate this counterparty credit risk, ProAssurance only enters into derivative contracts with carefully selected major financial institutions based upon their credit ratings and monitors their creditworthiness. As of March 31, 2024, the counterparty had an investment grade rating of A and has performed in accordance with their contractual obligations.
9. Shareholders’ Equity
At March 31, 2024 and December 31, 2023, ProAssurance had 100 million shares of authorized common stock and 50 million shares of authorized preferred stock. The Board has the authority to determine provisions for the issuance of preferred shares, including the number of shares to be issued, the designations, powers, preferences and rights, and the qualifications, limitations or restrictions of such shares.
ProAssurance declared cash dividends of $0.05 per share during the first quarter of 2023 totaling $2.7 million. In light of the price range in which the Company's stock traded in the second quarter of 2023, the Board decided to suspend payment of a quarterly cash dividend. Instead, the Company used available capital to repurchase shares pursuant to the existing share repurchase authorization. Any decision to pay future cash dividends is subject to the Board’s final determination after a comprehensive review of financial performance, future expectations and other factors deemed relevant by the Board. See Note 12 of the Notes to Consolidated Financial Statements in ProAssurance's December 31, 2023 report on Form 10-K for additional information.
At March 31, 2024, Board authorizations for the repurchase of common shares or the retirement of outstanding debt of $55.9 million remained available for use. ProAssurance did not repurchase any common shares during the three months ended March 31, 2024 or 2023.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2024
Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)
The following tables provide a detailed breakout of the components of AOCI and the amounts reclassified from AOCI to net income (loss). The tax effects of all amounts in the tables below, except for an immaterial amount of unrealized gains and losses on available-for-sale securities held at the Company's U.K. subsidiary, were computed using the enacted U.S. federal corporate tax rate of 21%. OCI included a nominal deferred tax benefit and deferred tax expense of $10.8 million for the three months ended March 31, 2024 and 2023, respectively.
The changes in the balance of each component of AOCI for the three months ended March 31, 2024 and 2023 were as follows:

(In thousands)	Unrealized Investment Gains (Losses)	Cash Flow Hedging Gains (Losses) (1)	Non-credit Impairments	Unrecognized Change in Defined Benefit Plan Liabilities	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2023	$(206,327)	$3,026	$(11)	$(1,177)	$(204,489)
OCI, before reclassifications, net of tax	(6,339)	4,074	(455)	—	(2,720)
Amounts reclassified from AOCI, net of tax	1,321	(1,073)	—	—	248
Net OCI, current period	(5,018)	3,001	(455)	—	(2,472)
Balance, March 31, 2024	$(211,345)	$6,027	$(466)	$(1,177)	$(206,961)

(In thousands)	Unrealized Investment Gains (Losses)	Non-credit Impairments	Unrecognized Change in Defined Benefit Plan Liabilities	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2022	$(297,142)	$(11)	$(1,454)	$(298,607)
OCI, before reclassifications, net of tax	40,007	—	—	40,007
Amounts reclassified from AOCI, net of tax	2,622	—	—	2,622
Net OCI, current period	42,629	—	—	42,629
Balance, March 31, 2023	$(254,513)	$(11)	$(1,454)	$(255,978)
(1) ProAssurance entered into two forward-starting interest rate swap agreements ("Interest Rate Swaps") on May 2, 2023, which are designated and qualify as highly effective cash flow hedges. See Note 8 for additional information on the Interest Rate Swaps.
10. Variable Interest Entities
ProAssurance holds passive interests in a number of entities that are considered to be VIEs under GAAP guidance. ProAssurance's VIE interests principally consist of interests in LPs/LLCs formed for the purpose of achieving diversified equity and debt returns. ProAssurance's VIE interests, carried as a part of investment in unconsolidated subsidiaries, totaled $252.9 million at March 31, 2024 and $250.4 million at December 31, 2023. ProAssurance does not have power over the activities that most significantly impact the economic performance of these VIEs and thus is not the primary beneficiary. Investments in entities where ProAssurance holds a greater than minor interest but does not hold a controlling interest are accounted for using the equity method. Therefore, ProAssurance has not consolidated these VIEs. ProAssurance’s involvement with each of these VIEs is limited to its direct ownership interest in the VIE. Except for the funding commitments disclosed in Note 6, ProAssurance has no arrangements with any of these VIEs to provide other financial support to or on behalf of the VIE. At March 31, 2024, ProAssurance’s maximum loss exposure relative to these investments was limited to the carrying value of ProAssurance’s investment in the VIE.
ProAssurance is the primary beneficiary of PPM RRG. While there is no direct ownership of PPM RRG by ProAssurance, it manages the business operations of PPM RRG through its management services agreement and has effective control of the PPM RRG's Board of Directors through an irrevocable voting proxy. The management services agreement allows ProAssurance to provide management and oversight services to PPM RRG, which includes the ability to make business decisions impacting the operations of PPM RRG. PPM RRG has a $5 million surplus note to NORCAL which is its only source of capital. At March 31, 2024 and December 31, 2023, approximately $135 million and $142 million of ProAssurance's assets, respectively, and approximately $135 million and $142 million of its liabilities, respectively, included on the Condensed Consolidated Balance Sheet were related to PPM RRG.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2024
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

(In thousands, except per share data)	Three Months Ended March 31
	2024	2023
Weighted average number of common shares outstanding, basic	51,013	53,987
Dilutive effect of securities:
Restricted Share Units	112	103
Performance Share Units	24	27
Weighted average number of common shares outstanding, diluted	51,149	54,117
Effect of dilutive shares on earnings (loss) per share	$—	$—
The diluted weighted average number of common shares outstanding for the three months ended March 31, 2024 excluded approximately 251,000 of common share equivalents issuable under the Company's stock compensation plans as their effect would have been antidilutive. There were no antidilutive common share equivalents for the three months ended March 31, 2023.
Dilutive common share equivalents are reflected in the earnings (loss) per share calculation while antidilutive common share equivalents are not reflected in the earnings (loss) per share calculation. For the three months ended March 31, 2023, all incremental common share equivalents were not included in the computation of diluted loss per share because to do so would have been antidilutive.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2024
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
The Company operates in four segments that are organized around the nature of the products and services provided: Specialty P&C, Workers' Compensation Insurance, Segregated Portfolio Cell Reinsurance and Corporate. Additional information regarding ProAssurance's segments is included in Note 16 of the Notes to Consolidated Financial Statements in ProAssurance’s December 31, 2023 report on Form 10-K. A description of each of ProAssurance's four operating and reportable segments follows.
•Specialty P&C primarily includes medical professional liability insurance and medical technology liability insurance. The Specialty P&C segment also includes the underwriting results from ProAssurance's participation in Lloyd's of London Syndicate 1729 and Syndicate 6131.
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
The accounting policies of the segments are described in Note 1 of the Notes to Consolidated Financial Statements in ProAssurance’s December 31, 2023 report on Form 10-K. ProAssurance evaluates the performance of its Specialty P&C and Workers' Compensation Insurance segments based on before tax underwriting profit or loss. ProAssurance evaluates the performance of its Segregated Portfolio Cell Reinsurance segment based on operating profit or loss, which includes investment results of investment assets solely allocated to SPC operations, net of U.S. federal income taxes. Performance of the Corporate segment is evaluated based on the contribution made to consolidated after-tax results. ProAssurance accounts for inter-segment transactions as if the transactions were to third parties at current market prices. Assets are not allocated to segments because investments, other than the investments discussed above that are solely allocated to the Segregated Portfolio Cell Reinsurance segment, and other assets are not managed at the segment level. The tabular information that follows shows the financial results of the Company's reportable segments reconciled to results reflected in the Condensed Consolidated Statements of Income and Comprehensive Income. ProAssurance does not consider goodwill or intangible asset impairments, changes in the fair value of contingent consideration or transaction-related costs for completed business combinations, including any related tax impacts, in assessing the financial performance of its operating and reportable segments, and thus are included in the reconciliation of segment results to consolidated results.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2024
Financial results by segment were as follows:

	Three Months Ended March 31, 2024
(In thousands)	Specialty P&C	Workers' Compensation Insurance	Segregated Portfolio Cell Reinsurance	Corporate	Inter-segment Eliminations	Consolidated
Net premiums earned	$188,888	$41,094	$14,168	$—	$—	$244,150
Net investment income	—	—	693	33,204	—	33,897
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	2,963	—	2,963
Net investment gains (losses)	—	—	1,471	(1,739)	—	(268)
Other income (expense)(1)	1,353	477	(1)	3,061	(935)	3,955
Net losses and loss adjustment expenses	(152,994)	(31,636)	(10,064)	—	—	(194,694)
Underwriting, policy acquisition and operating expenses(1)	(51,049)	(14,490)	(4,713)	(8,688)	935	(78,005)
SPC U.S. federal income tax benefit (expense)(2)	—	—	(416)	—	—	(416)
SPC dividend (expense) income	—	—	(607)	—	—	(607)
Interest expense	—	—	—	(5,657)	—	(5,657)
Income tax benefit (expense)	—	—	—	(692)	—	(692)
Segment results	$(13,802)	$(4,555)	$531	$22,452	$—	4,626
Net income (loss)						$4,626
Significant non-cash items:
Depreciation and amortization, net of accretion	$2,429	$1,164	$(370)	$2,109	$—	$5,332

	Three Months Ended March 31, 2023
(In thousands)	Specialty P&C	Workers' Compensation Insurance	Segregated Portfolio Cell Reinsurance	Corporate	Inter-segment Eliminations	Consolidated
Net premiums earned	$183,684	$40,803	$15,300	$—	$—	$239,787
Net investment income	—	—	420	29,890	—	30,310
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	(1,121)	—	(1,121)
Net investment gains (losses)	—	—	1,160	752	—	1,912
Other income (expense)(1)	990	581	1	327	(1,112)	787
Net losses and loss adjustment expenses	(166,029)	(30,844)	(8,423)	—	—	(205,296)
Underwriting, policy acquisition and operating expenses(1)	(42,681)	(12,980)	(5,035)	(8,204)	1,112	(67,788)
SPC U.S. federal income tax benefit (expense)(2)	—	—	(532)	—	—	(532)
SPC dividend (expense) income	—	—	(1,942)	—	—	(1,942)
Interest expense	—	—	—	(5,463)	—	(5,463)
Income tax benefit (expense)	—	—	—	2,172	—	2,172
Segment results	$(24,036)	$(2,440)	$949	$18,353	$—	(7,174)
Reconciliation of segments to consolidated results:
Contingent Consideration(3)						1,000
Net income (loss)						$(6,174)
Significant non-cash items:
Depreciation and amortization, net of accretion	$2,640	$869	$64	$4,104	$—	$7,677
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
March 31, 2024
The following table provides detailed information regarding ProAssurance's gross premiums earned by product as well as a reconciliation to net premiums earned. All gross premiums earned are from external customers except as noted. ProAssurance's insured risks are primarily within the U.S.

	Three Months Ended March 31
(In thousands)	2024	2023
Specialty P&C Segment
Gross premiums earned:
MPL	$184,744	$181,800
Medical Technology Liability	10,938	10,546
Lloyd's Syndicates	4,934	5,046
Other	6,011	6,661
Ceded premiums earned	(17,739)	(20,369)
Segment net premiums earned	188,888	183,684
Workers' Compensation Insurance Segment
Gross premiums earned:
Traditional business	44,376	43,540
Alternative market business	17,163	17,626
Ceded premiums earned	(20,445)	(20,363)
Segment net premiums earned	41,094	40,803
Segregated Portfolio Cell Reinsurance Segment
Gross premiums earned:
Workers' compensation(1)	15,867	16,304
MPL(2)	543	1,299
Ceded premiums earned	(2,242)	(2,303)
Segment net premiums earned	14,168	15,300
Consolidated net premiums earned	$244,150	$239,787
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
ProAssurance Overview
ProAssurance Corporation is a holding company for property and casualty insurance companies. Our insurance subsidiaries provide medical professional liability insurance, liability insurance for medical technology and life sciences risks and workers' compensation insurance.
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
Additional information on ProAssurance's four operating and reportable segments is included in Note 12 of the Notes to Condensed Consolidated Financial Statements, Note 16 of the Notes to Consolidated Financial Statements in our December 31, 2023 report on Form 10-K and in the Segment Results sections herein that follow.
Critical Accounting Estimates
Our Condensed Consolidated Financial Statements are prepared in conformity with GAAP. Preparation of these financial statements requires us to make estimates and assumptions that affect the amounts we report on those statements. We evaluate these estimates and assumptions on an ongoing basis based on current and historical developments, market conditions, industry trends and other information that we believe to be reasonable under the circumstances. We can make no assurance that actual results will conform to our estimates and assumptions; reported results of operations may be materially affected by changes in these estimates and assumptions. A detailed discussion of our critical accounting estimates is included in our Critical Accounting Estimates section in Item 7 of our December 31, 2023 report on Form 10-K.
Management considers the following accounting estimates to be critical because they involve significant judgment by management and those judgments could result in a material effect on our financial statements:
•Reserve for losses and loss adjustment expenses
•Reinsurance
•Valuation of investments and impairment of securities
•Income taxes

Estimation of Taxes
For interim periods, we generally utilize the estimated annual effective tax rate method under which we determine our provision (benefit) for income taxes based on the current estimate of our annual effective tax rate. For the three months ended March 31, 2024 and March 31, 2023, we utilized the estimated annual effective tax rate method. Under this method, items which are unusual, infrequent, or that cannot be reliably estimated are considered in the effective tax rate in the period in which the item is included in income and are referred to as discrete items. See further discussion on this method in Note 4 of the Notes to Condensed Consolidated Financial Statements.
Liquidity and Capital Resources and Financial Condition
Overview
ProAssurance Corporation is a holding company and is a legal entity separate and distinct from its subsidiaries. As a holding company, our principal source of external revenue is our investment revenues. In addition, dividends from our operating subsidiaries represent another source of funds for our obligations, including debt service and shareholder dividends, if declared. We also charge our core domestic operating subsidiaries within our Specialty P&C and Workers' Compensation Insurance segments a management fee based on the extent to which services are provided to the subsidiary and the amount of gross premium written by the subsidiary. At March 31, 2024, we held cash and liquid investments of approximately $52 million outside our insurance subsidiaries that were available for use without regulatory approval or other restriction. As of May 1, 2024, we also have an additional $125 million in permitted borrowings available under our Revolving Credit Agreement as well as the possibility of a $50 million accordion feature, if successfully subscribed, as discussed in this section under the heading "Debt."
Our operating subsidiaries have not paid us any dividends during 2024. Our insurance subsidiaries, in the aggregate, are permitted to pay dividends of approximately $145 million over the remainder of 2024 without prior approval of state insurance regulators. However, the payment of any dividend requires prior notice to the insurance regulator in the state of domicile, and the regulator may reduce or prevent the dividend if, in its judgment, payment of the dividend would have an adverse effect on the surplus of the insurance subsidiary. We make the decision to pay dividends from an insurance subsidiary based on the capital needs of that subsidiary and may pay less than the permitted dividend or may also request permission to pay an additional amount (an extraordinary dividend).
Cash Flows
Cash flows between periods compare as follows:

	Three Months Ended March 31
(In thousands)	2024	2023	Change
Net cash provided (used) by:
Operating activities	$(11,649)	$(29,843)	$18,194
Investing activities	12,120	59,663	(47,543)
Financing activities	(969)	(3,345)	2,376
Increase (decrease) in cash and cash equivalents	$(498)	$26,475	$(26,973)
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
The increase in operating cash flows of $18.2 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 was primarily due to:
•A decrease in paid losses of $23.9 million driven by our Specialty P&C segment due to the timing of loss payments driven by a lower number of claims resolved with large indemnity payments as compared to the prior year period. Claim costs in our MPL line of business continue to be pressured by social inflation and higher than anticipated loss severity trends.
•A decrease in cash paid for operating expenses of $5.7 million driven by a decrease in compensation-related costs primarily as a result of a decrease in paid bonuses and timing differences related to a decrease in agency commissions in our Specialty P&C segment, partially offset by an increase in paid interest due to an increase in the borrowings on our Revolving Credit Agreement and Term Loan to refinance our Senior Notes that matured in November 2023.
•An increase in cash received from investment income of $3.4 million driven by higher average book yields as we continue to reinvest at higher rates as our portfolio matures.
The increase in operating cash flows was partially offset by:
•The effect of a tax refund of approximately $11.7 million which we received in February 2023 (see additional discussion within this section under the heading "Taxes" that follows).
•A decrease in net premium receipts of $2.4 million primarily driven by our Specialty P&C and Workers' Compensation Insurance segments due to the competitive market conditions on terms and pricing, partially offset by a decrease in cash paid to reinsurers primarily associated with our excess of loss reinsurance arrangements.
The remaining variance in operating cash flows for the three months ended March 31, 2024 as compared to the same period of 2023 was composed of individually insignificant components.
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
Our financing cash flows are primarily comprised of dividend payments in the prior year period (see additional discussion on the Board's decision to suspend payment of a quarterly cash dividend of in Note 9 of the Notes to Condensed Consolidated Financial Statements).

Operating Activities and Related Cash Flows
Reinsurance
Within our Specialty P&C segment, we use insurance and reinsurance (collectively, “reinsurance”) to provide capacity to write larger limits of liability, to provide reimbursement for losses incurred under the higher limit coverages we offer and to provide protection against losses in excess of policy limits. Within our Workers' Compensation Insurance segment, we use reinsurance to reduce our net liability on individual risks, to mitigate the effect of significant loss occurrences (including catastrophic events), to stabilize underwriting results and to increase underwriting capacity by decreasing leverage. In both our Specialty P&C and Workers' Compensation Insurance segments, we use reinsurance in risk sharing arrangements to align our objectives with those of our strategic business partners and to provide custom insurance solutions for large customer groups. The discussion in our Liquidity section under the same heading in Item 7 of our December 31, 2023 report on Form 10-K includes additional information regarding our reinsurance agreements.
Our healthcare professional liability and Medical Technology Liability treaties renew annually on October 1 and our Workers' Compensation treaty renews annually on May 1. The significant coverages provided by our current excess of loss reinsurance agreements are depicted in the following table.
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
Taxes
We are subject to the tax laws and regulations of the U.S., Cayman Islands and U.K. We file a consolidated U.S. federal income tax return that includes the parent company and its U.S. subsidiaries, except for ProAssurance American Mutual, A Risk Retention Group. Our filing obligations include a requirement to make quarterly payments of estimated taxes to the IRS using the corporate tax rate effective for the tax year. We did not make any quarterly estimated tax payments during the three months ended March 31, 2024 or 2023 as we expect NOL carryforwards to offset any income taxes due.
As a result of the CARES Act that was signed into law on March 27, 2020, we were permitted to carryback NOLs generated in tax years 2019 and 2020 for up to five years. We generated an NOL of approximately $33.3 million from the 2020 tax year that was carried back to the 2015 tax year that resulted in a tax refund of approximately $11.7 million which was received in February 2023. In addition, the CARES Act included the initial version of the ERC which was extended and expanded in December 2020 and March 2021. See further discussion of the ERC in Note 1 of the Notes to Consolidated Financial Statements in our December 31, 2023 report on Form 10-K. As an eligible employer under the provisions of the CARES Act, NORCAL filed a claim for a payroll tax refund of approximately $3.8 million during the second quarter of 2023, based on eligible wages paid during 2020.
As a result of the NORCAL acquisition, we have U.S. federal NOL carryforwards, which were approximately $32.3 million as of March 31, 2024. These NOL carryforwards are subject to limitation by Internal Revenue Code Section 382 and will begin to expire in 2035.

Investing Activities and Related Cash Flows
Our investments at March 31, 2024 and December 31, 2023 are comprised as follows:

	March 31, 2024		December 31, 2023
($ in thousands)	Carrying Value	% of Total Investment	Carrying Value	% of Total Investment
Fixed maturities, available-for-sale
U.S. Treasury obligations	$240,889	6%	$243,525	5%
U.S. Government-sponsored enterprise obligations	18,927	1%	18,724	1%
State and municipal bonds	474,265	11%	454,381	10%
Corporate debt	1,714,052	40%	1,750,574	40%
Residential mortgage-backed securities	450,052	10%	430,137	10%
Commercial mortgage-backed securities	236,979	5%	197,861	5%
Other asset-backed securities	408,973	9%	398,395	9%
Total fixed maturities, available-for-sale	3,544,137	82%	3,493,597	80%
Fixed maturities, trading	50,106	1%	48,324	1%
Total fixed maturities	3,594,243	83%	3,541,921	81%

Equity investments(1)	137,914	3%	151,295	4%
Short-term investments	184,001	4%	235,785	5%
BOLI	78,657	2%	78,205	2%
Investment in unconsolidated subsidiaries	278,931	7%	276,756	6%
Other investments	59,796	1%	65,819	2%
Total investments	$4,333,542	100%	$4,349,781	100%
(1) Includes $101.6 million and $114.9 million of investment grade bond funds as of March 31, 2024 and December 31, 2023, respectively, which are not subject to significant equity price risk.
At March 31, 2024, 99% of our investments in available-for-sale fixed maturity securities were rated and the average rating was A+. The distribution of our investments in available-for-sale fixed maturity securities by rating were as follows:

	March 31, 2024		December 31, 2023
($ in thousands)	Carrying Value	% of Total Investment	Carrying Value	% of Total Investment
Rating*
AAA	$535,654	15%	$489,121	14%
AA+	710,520	20%	689,491	20%
AA	209,973	6%	206,471	6%
AA-	173,522	5%	180,827	5%
A+	290,382	8%	286,723	8%
A	410,841	12%	410,935	12%
A-	363,808	10%	374,612	11%
BBB+	189,765	5%	194,140	5%
BBB	279,059	7%	286,378	8%
BBB-	137,350	4%	138,399	4%
Below investment grade	242,206	7%	233,405	6%
Not rated	1,057	1%	3,095	1%
Total	$3,544,137	100%	$3,493,597	100%
*Average of three NRSRO sources, presented as an S&P equivalent. Source: S&P, Copyright ©2024, S&P Global Market Intelligence

A detailed listing of our investment holdings as of March 31, 2024 is located under the Financial Information heading on the Investor Relations page of our website which can be reached directly at https://investor.proassurance.com/financial-information/quarterly-investment-supplements/default.aspx or through links from the Investor Relations section of our website, investor.proassurance.com.
We manage our investments to ensure that we will have sufficient liquidity to meet our obligations, taking into consideration the timing of cash flows from our investments, including interest payments, dividends and principal payments, as well as the expected cash flows to be generated or used by our operations. In addition to the interest and dividends we will receive from our investments, we anticipate that between $80 million and $160 million of our portfolio will mature (or be paid down) each quarter over the next twelve months and become available, if needed, to meet our cash flow requirements. In response to higher severity trends and an increase in paid losses in our MPL line of business and our Workers' Compensation Insurance segment, we reduced the rate of reinvestment of these cash flows to allow for additional cash availability. The primary outflow of cash at our insurance subsidiaries is related to paid losses and operating costs, including income taxes. The payment of individual claims cannot be predicted with certainty; therefore, we rely upon the history of paid claims in estimating the timing of future claims payments with consideration given to current and anticipated industry trends and macroeconomic conditions. To the extent that we may have an unanticipated shortfall in cash, we may either liquidate securities or borrow funds under existing borrowing arrangements through our Revolving Credit Agreement and the FHLB system. As of May 1, 2024, $175 million could be made available for use through our Revolving Credit Agreement, as discussed in this section under the heading "Debt." Given the duration of our investments, we do not foresee a shortfall that would require us to meet operating cash needs through additional borrowings. Additional information regarding our Revolving Credit Agreement is detailed in Note 7 of the Notes to Condensed Consolidated Financial Statements.
At March 31, 2024, our FAL was comprised of investment securities, primarily short-term investments, and cash and cash equivalents deposited with Lloyd's which had a fair value of $20 million. Given that we decided to no longer participate in the results of Syndicate 1729 beginning with the 2024 underwriting year, we expect to receive a return of FAL in the future; however, the amount of which cannot be estimated at this time. Additional information regarding our FAL is detailed in Note 3 of the Notes to Condensed Consolidated Financial Statements.
Our investment portfolio continues to be primarily composed of high quality fixed income securities with approximately 92% of our fixed maturities being investment grade securities as determined by national rating agencies. The weighted average effective duration of our fixed maturity securities at March 31, 2024 was 3.21 years; the weighted average effective duration of our fixed maturity securities combined with our short-term securities was 3.05 years.
The carrying value and unfunded commitments for certain of our investments were as follows:

	Carrying Value		March 31, 2024
($ in thousands, except expected funding period)	March 31, 2024	December 31, 2023	Unfunded Commitment	Expected funding period in years
Qualified affordable housing project tax credit partnerships (1)	$562	$666	$118	3
All other investments, primarily investment fund LPs/LLCs	278,369	276,090	138,385	4
Total	$278,931	$276,756	$138,503
(1) The carrying value reflects our total commitments (both funded and unfunded) to the partnerships, less any amortization, since our initial investment. We fund these investments based on funding schedules maintained by the partnerships.

Investment fund LPs/LLCs are by nature less liquid and may involve more risk than other investments. We manage our risk through diversification of asset class and geographic location. At March 31, 2024, we had investments in 34 separate investment funds with a total carrying value of $278.4 million which represented approximately 6% of our total investments. Our investment fund LPs/LLCs generate earnings from trading portfolios, secured debt, debt securities, multi-strategy funds and private equity investments, and the performance of these LPs/LLCs is affected by the volatility of equity and credit markets. For our investments in LPs/LLCs, we record our allocable portion of the partnership operating income or loss as the results of the LPs/LLCs become available, typically following the end of a reporting period.

Financing Activities and Related Cash Flows
Debt
Our outstanding debt consisted of the following:

($ in thousands)	March 31, 2024	December 31, 2023
Contribution Certificates	$179,865	$179,387
Revolving Credit Agreement	125,000	125,000
Term Loan	125,000	125,000
Total principal	429,865	429,387
Less unamortized debt issuance costs	2,091	2,254
Debt less unamortized debt issuance costs	$427,774	$427,133
NORCAL Insurance Company, successor to NORCAL Mutual Insurance Company, issued Contribution Certificates, which bear interest at 3.0% annually and are due in 2031, to certain NORCAL policyholders in the conversion. The Contribution Certificates have a principal amount of $191 million and were recorded at their fair value of $175 million at the date of the NORCAL acquisition on May 5, 2021. The difference of $16 million between the recorded acquisition date fair value and the principal balance of the Contribution Certificates will be accreted utilizing the effective interest method over the term of the certificates of ten years as an increase to interest expense. Furthermore, interest payments are subject to deferral if we do not receive permission from the California Department of Insurance prior to payment. We received permission from the California Department of Insurance to pay the annual interest payment, which was paid in April 2024. There are no financial covenants associated with these certificates.
On April 28, 2023, we amended our Revolving Credit Agreement, which expires in April 2028 and includes a $125 million delayed draw Term Loan. The Term Loan is available to be drawn during a five year period after closing, subject to customary borrowing conditions. We drew on the Revolving Credit Agreement and funded the Term Loan to refinance our Senior Notes in November 2023. The Revolving Credit Agreement may be used for general corporate purposes, including, but not limited to, short-term working capital, share repurchases as authorized by the Board and support for other activities. Our Revolving Credit Agreement permits borrowings of up to $250 million as well as the possibility of a $50 million accordion feature, if successfully subscribed. We are in compliance with the financial covenants of the Revolving Credit Agreement.
Additional information regarding our debt is provided in Note 7 of the Notes to Condensed Consolidated Financial Statements.
To manage our exposure to interest rate risk due to variability in the base rate on borrowings under the Revolving Credit Agreement and Term Loan, we entered into two forward-starting interest rate swap agreements ("Interest Rate Swaps"). Additional information regarding our Interest Rate Swaps is provided in Note 8 of the Notes to Condensed Consolidated Financial Statements.
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
Contingent Consideration
Contingent consideration is measured at fair value on the date of acquisition and remeasured at fair value each subsequent reporting period. Fair value of a liability represents the price that would be paid to transfer the liability in an orderly transaction between market participants at the measurement date considering characteristics specific to the liability. The purchase consideration in the NORCAL acquisition included contingent consideration. NORCAL policyholders who elected to receive NORCAL stock and tender it to ProAssurance are eligible for a share of contingent consideration in an amount of up to approximately $84 million. As defined in the purchase agreement, the contingent consideration is dependent upon the after-tax development of NORCAL's ultimate net losses for accident years ended on or before December 31, 2020 determined as of December 31, 2023 by a mutually agreed upon independent actuarial consultant. This independent actuarial consultant has until June 30, 2024 to complete their estimate. As of May 1, 2024, the independent actuarial consultant had not completed their estimate.
Given the contingent consideration associated with the NORCAL acquisition is dependent upon the after-tax development of NORCAL's ultimate net losses between December 31, 2020 and December 31, 2023, we bifurcated changes in the contingent consideration for periods prior to 2024 between fair value changes and, if applicable, changes in estimates of NORCAL's ultimate net losses for accident years 2020 and prior. See further discussion regarding our estimates of ultimate net losses in this section under the heading "Reserve for Losses and Loss Adjustment Expenses" in the Critical Accounting Estimates section in Item 7 of our December 31, 2023 report on Form 10-K. Changes in the contingent consideration related to fair value are recognized in earnings as a component of net investment gains (losses) and changes in the contingent consideration related to changes in estimates of NORCAL's ultimate net losses for accident years 2020 and prior are recognized in earnings as component of operating expenses.
As of March 31, 2024 and December 31, 2023, the contingent consideration liability was $6.5 million carried at fair value utilizing a stochastic model (see Note 2 of the Notes to Condensed Consolidated Financial Statements). This estimate of fair value does not guarantee nor suggest that contingent consideration will ultimately be paid, and any amounts ultimately paid by the Company may be greater than or less than the $6.5 million current fair value estimate. As of March 31, 2024 and December 31, 2023, our analysis of NORCAL's reserves related to accident years 2020 and prior suggests that no contingent consideration will be due; however, the actual amount due to be paid, if any, will be determined based on an analysis to be performed by an independent actuary, as previously discussed. This remaining uncertainty is a significant component in the determination of the fair value of the liability as of March 31, 2024 and December 31, 2023. See further discussion around the contingent consideration and the NORCAL acquisition in Note 2 and Note 6 of the Notes to Condensed Consolidated Financial Statements.
During the three months ended March 31, 2023, we recorded a $2.0 million decrease to the contingent consideration liability comprised of $1.0 million related to the remeasurement of the liability to fair value and $1.0 million related to the impact of unfavorable development recognized during the three months ended March 31, 2023 on NORCAL's reserves related to accident years 2020 and prior. See further discussion that follows under the heading "Results of Operations."

Results of Operations – Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
Selected consolidated financial data for each period is summarized in the table below.

	Three Months Ended March 31
($ in thousands, except per share data)	2024	2023	Change
Revenues:
Net premiums written	$282,673	$284,909	$(2,236)
Net premiums earned	$244,150	$239,787	$4,363
Net investment result	36,860	29,189	7,671
Net investment gains (losses)	(268)	2,912	(3,180)
Other income	3,955	787	3,168
Total revenues	284,697	272,675	12,022

Expenses:
Net losses and loss adjustment expenses	194,694	205,296	(10,602)
Underwriting, policy acquisition and operating expenses	78,005	67,788	10,217
SPC U.S. federal income tax expense (benefit)	416	532	(116)
SPC dividend expense (income)	607	1,942	(1,335)
Interest expense	5,657	5,463	194
Total expenses	279,379	281,021	(1,642)
Income (loss) before income taxes	5,318	(8,346)	13,664
Income tax expense (benefit)	692	(2,172)	2,864
Net income (loss)	$4,626	$(6,174)	$10,800
Non-GAAP operating income (loss)	$4,177	$(7,418)	$11,595
Earnings (loss) per share:
Basic	$0.09	$(0.11)	$0.20
Diluted	$0.09	$(0.11)	$0.20
Non-GAAP operating income (loss) per share:
Basic	$0.08	$(0.14)	$0.22
Diluted	$0.08	$(0.14)	$0.22
Net loss ratio	79.7%	85.6%	(5.9	pts)
Underwriting expense ratio	31.9%	28.3%	3.6	pts
Combined ratio	111.6%	113.9%	(2.3	pts)
Operating ratio	97.7%	101.3%	(3.6	pts)
Effective tax rate	13.0%	26.0%	(13.0	pts)
Return on equity*	1.7%	(2.5%)	4.2	pts
Non-GAAP operating return on equity*	1.5%	(2.6%)	4.1	pts

*Annualized. See further discussion on this calculation in the Executive Summary of Operations section under the heading "Non-GAAP Operating ROE."
In all tables that follow, the abbreviation "nm" indicates that the information or the percentage change is not meaningful.

Executive Summary of Operations
The following sections provide an overview of our consolidated and segment results of operations for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. See the Segment Results sections that follow for additional information regarding each segment's results.
As previously discussed under the heading "ProAssurance Overview," we reorganized our segment reporting in the third quarter of 2023. As a result, we now report the underwriting results from our participation in Lloyd’s Syndicates in our Specialty P&C segment and the investment results of assets solely allocated to our Lloyd's Syndicate operations and U.K. income taxes in our Corporate segment. All prior period segment information has been recast to conform to the current period presentation. The segment reorganization had no impact on previously reported consolidated financial results. See further information regarding the segment reorganization in Note 12 of the Notes to Condensed Consolidated Financial Statements.
Revenues
The following table shows our consolidated and segment net premiums earned:

	Three Months Ended March 31
($ in thousands)	2024	2023	Change
Net premiums earned
Specialty P&C	$188,888	$183,684	$5,204	2.8%
Workers' Compensation Insurance	41,094	40,803	291	0.7%
Segregated Portfolio Cell Reinsurance	14,168	15,300	(1,132)	(7.4%)
Consolidated total	$244,150	$239,787	$4,363	1.8%
For the three months ended March 31, 2024, our consolidated net premiums earned increased $4.4 million as compared to the same period of 2023.
•For our Specialty P&C segment, net premiums earned increased during the 2024 three-month period as compared to the same period of 2023 driven by the pro rata effect of an increase in the volume of premium written during the preceding twelve months, primarily in our MPL line of business.
•For our Workers' Compensation Insurance segment, net premiums earned remained relatively unchanged for the 2024 three-month period as compared to the same period of 2023.
•Net premiums earned in our Segregated Portfolio Cell Reinsurance segment decreased for the 2024 three-month period as compared to the same respective periods of 2023 due to the continuation of competitive market conditions and the non-renewal of two programs; however, the business written in one of those programs is expected to be renewed as traditional business in our Workers' Compensation Insurance segment. The other program, in which we do not participate in the underwriting results, assumed both workers' compensation insurance and medical professional liability insurance.
The following table shows our consolidated net investment result:

	Three Months Ended March 31
($ in thousands)	2024	2023	Change
Net investment income	$33,897	$30,310	$3,587	11.8%
Equity in earnings (loss) of unconsolidated subsidiaries*	2,963	(1,121)	4,084	364.3%
Net investment result	$36,860	$29,189	$7,671	26.3%
*Equity in earnings (loss) of unconsolidated subsidiaries includes our share of the operating results of interests we hold in certain LPs/LLCs as well as a nominal amount of operating losses associated with our tax credit partnership investments, which are designed to generate returns in the form of tax credits and tax-deductible project operating losses. We record our allocable portion of the partnership operating income or loss as the results of the LPs/LLCs become available, typically following the end of a reporting period.

Our equity in earnings of unconsolidated subsidiaries increased for the 2024 three-month period as compared to the same period of 2023 driven by the performance of two LPs/LLCs, which reflected a higher market valuation during the fourth quarter of 2023. The increase in our consolidated net investment income for the three months ended March 31, 2024 as compared to the same period of 2023 reflected higher average book yields as we continue to reinvest at higher rates as our portfolio matures.

The following table shows our total consolidated net investment gains (losses):

	Three Months Ended March 31
($ in thousands)	2024	2023	Change
Net impairment losses recognized in earnings	$(934)	$(2,933)	$1,999	(68.2%)
Other net investment gains (losses)(1)	666	5,845	(5,179)	(88.6%)
Net investment gains (losses)	$(268)	$2,912	$(3,180)	(109.2%)
(1) Consolidated other net investment gains (losses) in the three months ended March 31, 2023 include a gain of $1.0 million reflecting the change in the fair value of contingent consideration issued in connection with the NORCAL acquisition (see Note 2 and Note 6 of the Notes to Condensed Consolidated Financial Statements). We do not consider this adjustment in assessing the financial performance of any of our segments and therefore, we have excluded it from the Segment Results sections that follow. See Note 12 of the Notes to Condensed Consolidated Financial Statements for a reconciliation of our segment results to our consolidated results.

For the three months ended March 31, 2024, we recognized $0.9 million of credit-related impairment losses in earnings related to a corporate bond in the consumer sector as well as an asset-backed security. We recognized non-credit impairment losses in OCI of $0.6 million related to a corporate bond during the 2024 three-month period. For the three months ended March 31, 2023, we recognized $2.9 million of credit-related impairment losses in earnings related to two corporate bonds in the financial sector. We did not recognize any non-credit impairment losses in OCI for the three months ended March 31, 2023. Additional information regarding investment impairment losses is provided in Note 3 of the Notes to Condensed Consolidated Financial Statements.
We recognized $0.7 million of other net investment gains for the three months ended March 31, 2024 primarily driven by realized gains from the sale of certain other investments, partially offset by unrealized holding losses resulting from changes in the fair value of our convertible securities. We recognized $5.8 million of other net investment gains for the three months ended March 31, 2023 driven by unrealized holding gains resulting from changes in the fair value of our equity investments and convertible securities.
Consolidated other income for the three months ended March 31, 2024 as compared to the same period of 2023 was comprised as follows:

	Three Months Ended March 31
($ in thousands)	2024	2023	Change
Foreign currency exchange rate gains (losses)	$1,929	$(827)	$2,756	333.3%
Other	2,026	1,614	412	25.5%
Other income	$3,955	$787	$3,168	402.5%
Excluding the foreign currency exchange rate gains (losses), other income increased for the 2024 three-month period compared to the same period of 2023 driven by the timing of income from claims processing services under a shared risk arrangement in our Specialty P&C segment.
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

Expenses
The following table shows our consolidated and segment net loss ratios and net prior accident year reserve development.

	Three Months Ended March 31
($ in millions)	2024	2023	Change
Current accident year net loss ratio
Consolidated ratio	79.9%	82.7%	(2.8	pts)
Specialty P&C	81.7%	86.4%	(4.7	pts)
Workers' Compensation Insurance	77.0%	72.6%	4.4	pts
Segregated Portfolio Cell Reinsurance	65.1%	64.9%	0.2	pts
Calendar year net loss ratio
Consolidated ratio	79.7%	85.6%	(5.9	pts)
Specialty P&C	81.0%	90.4%	(9.4	pts)
Workers' Compensation Insurance	77.0%	75.6%	1.4	pts
Segregated Portfolio Cell Reinsurance	71.0%	55.1%	15.9	pts
Favorable (unfavorable) reserve development, prior accident years
Consolidated	$0.4	$(7.1)	$7.5
Specialty P&C	$1.3	$(7.4)	$8.7
Workers' Compensation Insurance	$—	$(1.2)	$1.2
Segregated Portfolio Cell Reinsurance	$(0.9)	$1.5	$(2.4)
Each segment's contribution to the change in our consolidated current accident year net loss ratio for the three months ended March 31, 2024 as compared to the same period of 2023 is as follows:

Increase (Decrease) 2024 versus 2023
(In percentage points)	Comparative three-month periods
Estimated ratio increase (decrease) attributable to:
Specialty P&C	(3.6 pts)
Workers' Compensation Insurance	0.7 pts
Segregated Portfolio Cell Reinsurance	0.1 pts
Decrease in the consolidated current accident year net loss ratio	(2.8 pts)
•The improvement in the current accident year net loss ratio in our Specialty P&C segment for the three months ended March 31, 2024 was driven our continued underwriting actions as well as our focus on achieving appropriate pricing leading to a decrease to certain expected loss ratios in our MPL line of business during the first quarter of 2024 and, to a lesser extent, changes in the mix of business.
•The current accident year net loss ratio in our Workers' Compensation Insurance segment for the three months ended March 31, 2024 increased as compared to the same period of 2023; however, the current accident year net loss ratio improved 4.3 points from the current accident year net loss ratio for the year ended December 31, 2023 of 81.3% reflecting underwriting actions taken during 2023 and a slight improvement in loss trends. While we continue to reflect higher loss trends that we began to observe in our average cost per claim during the second half of 2023, these trends have improved slightly during the first quarter of 2024, while reported claim frequency trends continue to be lower compared to historical results.The current accident year net loss ratio also reflects the impact of compounded premium rate decreases over the past several years related to the continuation of state loss cost reductions and the competitive workers' compensation market.
•Our current accident year net loss ratio in our Segregated Portfolio Cell Reinsurance segment remained relatively unchanged for the three months ended March 31, 2024 as compared to the same period of 2023.
In the 2024 three-month period, our consolidated calendar year net loss ratio was lower than our consolidated current accident year net loss ratio due to the recognition of net favorable prior year reserve development, as shown in the previous table. For the 2023 three-month period, our consolidated calendar year net loss ratio was higher than our consolidated current accident year net loss ratio due to the recognition of net unfavorable prior year reserve development, as shown in the previous table. The following table shows the components of our consolidated net prior accident year reserve development:

	Three Months Ended March 31
($ in thousands)	2024	2023	Change
Net favorable (unfavorable) reserve development	$(1,240)	$(9,566)	$8,326	(87.0%)
NORCAL Acquisition - Purchase Accounting Amortization	1,656	2,510	(854)	(34.0%)
Total net favorable (unfavorable) reserve development	$416	$(7,056)	$7,472	(105.9%)
•2024: Excluding purchase accounting amortization, net unfavorable reserve development recognized during the three months ended March 31, 2024 was due to $0.9 million of unfavorable development in our Segregated Portfolio Cell Reinsurance segment and $0.4 million of unfavorable development attributable to our Lloyd’s Syndicates operations in our Specialty P&C segment driven by higher than expected losses and development on certain large claims, primarily catastrophe related losses. The net unfavorable development in our Segregated Portfolio Cell Reinsurance segment includes favorable development of $0.5 million related to the workers' compensation business which was more than offset by unfavorable development of $1.4 million in the medical professional liability business related to higher than expected claim frequency in one program in which we do not participate in the underwriting results. We elected to non-renew this program effective January 1, 2024.
•2023: Excluding purchase accounting amortization, the net unfavorable reserve development during the three months ended March 31, 2023 was driven by our strengthening of case reserves related to four large claims in our Specialty P&C segment resulting in net unfavorable development of $10.1 million, $7.5 million of which related to NORCAL's accident years 2016 and 2020. The contingent consideration associated with the NORCAL acquisition is dependent upon the after-tax development of NORCAL’s 2020 and prior accident year reserves from December 31, 2020 to December 31, 2023. This adjustment to NORCAL's reserves contributed to a decrease in the fair value of the contingent consideration liability of $1.0 million which was recorded as an offset to operating expenses in the Specialty P&C segment (see additional discussion on the Contingent Consideration in the Financing Activities and Related Cash Flows section under the heading "Contingent Consideration"). The net unfavorable development also reflected unfavorable development of $1.2 million in our Workers' Compensation Insurance segment attributable to one large claim from the 1997 accident year, partially offset by net favorable development recognized in the Segregated Portfolio Cell Reinsurance segment and Lloyd's Syndicate operations in our Specialty P&C segment of $1.5 million and $0.2 million, respectively.
Our consolidated and segment underwriting expense ratios were as follows:

	Three Months Ended March 31
Underwriting Expense Ratio	2024	2023	Change
Consolidated	31.9%	28.3%	3.6	pts
Specialty P&C	27.0%	23.2%	3.8	pts
Workers' Compensation Insurance	35.3%	31.8%	3.5	pts
Segregated Portfolio Cell Reinsurance	33.3%	32.9%	0.4	pts
Corporate (1)	3.6%	3.4%	0.2	pts
(1) There are no net premiums earned associated with the Corporate segment. Ratios shown are the contribution of the Corporate segment to the consolidated ratio (Corporate operating expenses divided by consolidated net premiums earned).

The change in our consolidated underwriting expense ratio for the 2024 three-month period as compared to the same period of 2023 was primarily attributable to the following:

Increase (Decrease) 2024 versus 2023
(In percentage points)	Comparative three-month periods
Estimated ratio increase (decrease) attributable to:
Change in Net Premiums Earned and DPAC amortization	0.2 pts
Employee Retention Credit	1.6 pts
Contingent Consideration Remeasurement Adjustment	0.4 pts
All other, net	1.4 pts
Increase in the underwriting expense ratio	3.6 pts
•Excluding the impact of the items specifically identified in the table above, our consolidated underwriting expense ratio increased by 1.4 percentage points for the 2024 three-month period as compared to the same period of 2023 driven by an increase in operating expenses in our Specialty P&C and Workers' Compensation segments driven by an increase in compensation-related costs.
•As shown in the previous table, our consolidated underwriting expense ratio for the 2024 three-month period reflected the impact of the change in DPAC amortization which was relatively in line with the corresponding change in net premiums earned as compared to the same period of 2023.
•As shown in the previous table, the change in our consolidated underwriting expense ratio for the 2024 three-month period also reflected the prior year impact of a payroll tax refund of $3.8 million recognized in the first quarter of 2023. This refund was recorded as a reduction to operating expenses in our Specialty P&C segment and related to the employee retention credit available to us under the CARES Act, which resulted in a 1.6 percentage point increase in the current period ratio as compared to the prior year period ratio. See additional discussion on the ERC in Note 1 of the Notes to Consolidated Financial Statements in our December 31, 2023 report on Form 10-K and previous discussion in the Liquidity section under the heading "Taxes."
•As shown in the previous table, the change in our consolidated underwriting expense ratio for the 2024 three-month period reflected the prior year impact of the remeasurement of the contingent consideration liability associated with the NORCAL acquisition, which resulted in a 0.4 percentage point increase in our current period ratio as compared to the prior year period ratio. As previously discussed, we recorded a reduction to operating expenses of $1.0 million during the first quarter of 2023 related to the remeasurement of the contingent consideration liability associated with the NORCAL acquisition due to unfavorable development recognized on NORCAL's 2020 and prior accident year reserves in our Specialty P&C segment. See additional discussion on the Contingent Consideration in the Financing Activities and Related Cash Flows section under the heading "Contingent Consideration."
Taxes
Our consolidated provision for income taxes and effective tax rates for the three months ended March 31, 2024 and 2023 were as follows:

($ in thousands)	Three Months Ended March 31
	2024	2023	Change
Income (loss) before income taxes	$5,318	$(8,346)	$13,664	163.7%
Income tax expense (benefit)	692	(2,172)	2,864	131.9%
Net income (loss)	$4,626	$(6,174)	$10,800	174.9%
Effective tax rate	13.0%	26.0%	(13.0 pts)

	Three Months Ended March 31
	2024	2023
Projected annual effective tax rate	17.3%	19.9%
Tax effect of discrete items	(4.3%)	6.1%
Total effective tax rate	13.0%	26.0%

We recognized income tax expense of $0.7 million and an income tax benefit of $2.2 million during the three months ended March 31, 2024 and 2023, respectively; however, the comparability of our effective tax rates is impacted by the consolidated pre-tax income recognized during the 2024 three-month period as compared to the consolidated pre-tax loss recognized during the 2023 three-month period. See discussion of notable items impacting our effective tax rate in the Segment Results - Corporate section that follows under the heading "Taxes."
Our projected annual effective tax rates were 17.3% and 19.9% as of March 31, 2024 and 2023, respectively, before discrete items were considered. As shown in the table above, these discrete items decreased our effective tax rate by 4.3% for the 2024 three-month period and increased our effective tax rate by 6.1% for the 2023 three-month period and were comprised of individually insignificant components.
Operating Ratio
Our operating ratio is our combined ratio, less our investment income ratio. This ratio provides the combined effect of underwriting profitability and investment income. Our operating ratio for the three months ended March 31, 2024 and 2023 was as follows:

	Three Months Ended March 31
	2024	2023	Change
Combined ratio	111.6%	113.9%	(2.3	pts)
Less: investment income ratio	13.9%	12.6%	1.3	pts
Operating ratio	97.7%	101.3%	(3.6	pts)
The primary drivers of the change in our operating ratio were as follows:

Increase (Decrease) 2024 versus 2023
(In percentage points)	Comparative three-month periods
Estimated ratio increase (decrease) attributable to:
Change in Net Premiums Earned and DPAC amortization	0.2 pts
NORCAL Acquisition - Purchase Accounting Amortization	0.3 pts
Contingent Consideration Remeasurement Adjustment	0.4 pts
Employee Retention Credit	1.6 pts
Investment Income	(1.3 pts)
Change in Prior Accident Year Reserve Development (1)	(3.4 pts)
All other, net	(1.4 pts)
Decrease in the operating ratio	(3.6 pts)
(1) Excludes the impact of purchase accounting amortization on prior accident year reserve development.
Excluding the impact of the items specifically identified in the table above, our operating ratio for the 2024 three-month period improved 1.4 percentage points as compared to the same period of 2023 driven by an improvement in the current accident year net loss ratio in our Specialty P&C segment, partially offset by an increase in the consolidated expense ratio. See previous discussion in this section under the heading "Expenses" and further discussion in our Segment Results sections that follow.

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
The following table is a reconciliation of net income (loss) to Non-GAAP operating income (loss):

	Three Months Ended March 31
(In thousands, except per share data)	2024	2023
Net income (loss)	$4,626	$(6,174)
Items excluded in the calculation of Non-GAAP operating income (loss):
Net investment (gains) losses (1)	268	(2,912)
Net investment gains (losses) attributable to SPCs which no profit/loss is retained (2)	1,151	913
Foreign currency exchange rate (gains) losses (3)	(1,929)	827
Guaranty fund assessments (recoupments)	87	(74)
Pre-tax effect of exclusions	(423)	(1,246)
Tax effect, at 21% (4)	(26)	2
After-tax effect of exclusions	(449)	(1,244)
Non-GAAP operating income (loss)	$4,177	$(7,418)
Per diluted common share:
Net income (loss)	$0.09	$(0.11)
Effect of exclusions	(0.01)	(0.03)
Non-GAAP operating income (loss) per diluted common share	$0.08	$(0.14)
(1) Net investment gains (losses) for the three months ended March 31, 2023 include a gain of $1.0 million related to the change in the fair value of contingent consideration issued in connection with the NORCAL acquisition. We have excluded this adjustment as it does not reflect normal operating results. See further discussion around the contingent consideration in Notes 2 and 6 of the Notes to Condensed Consolidated Financial Statements.

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

(3) Foreign currency exchange rate gains (losses) relate to the impact of foreign exchange rate movements on foreign currency denominated loss reserves predominately associated with premium assumed from an international medical professional liability insured in our Specialty P&C segment. Our participation in this program has grown in recent years which has led to greater volatility in our results of operations even with nominal movements in exchange rates given the size of the reserve. We mitigate foreign exchange rate exposure on our Condensed Consolidated Balance Sheet by generally matching the currency and duration of associated investments to the corresponding loss reserves. In accordance with GAAP, the impact on the market value of available-for-sale fixed maturities due to changes in foreign currency exchange rates is reflected as a part of OCI. Conversely, the impact of changes in foreign currency exchange rates on loss reserves is reflected through net income (loss) as a component of other income. Therefore, we believe foreign currency exchange rate gains (losses) in our Condensed Consolidated Statements of Income and Comprehensive Income in isolation are not indicative of our operating performance.

(4) The 21% rate is the annual expected statutory tax rate associated with the taxable or tax deductible items listed above. We utilized the estimated annual effective tax rate method for the three months ended March 31, 2024 and 2023. See further discussion on this method in the Critical Accounting Estimates section under the heading "Estimation of Taxes" and in Note 4 of the Notes to Condensed Consolidated Financial Statements. For the 2024 and 2023 periods, our effective tax rate was applied to these items in calculating net income (loss), excluding net investment gains (losses) and related adjustments which were treated as discrete items and were tax effected at the annual expected statutory tax rate (21%) in the period they were included in our consolidated tax provision and net income (loss). The 2023 gain related to the change in the fair value of the contingent consideration was non-taxable and therefore had no associated income tax impact. The taxes associated with the net investment gains (losses) related to SPCs in our Segregated Portfolio Cell Reinsurance segment are paid by the individual SPCs and are not included in our consolidated tax provision or net income (loss); therefore, both the net investment gains (losses) from our Segregated Portfolio Cell Reinsurance segment and the adjustment to exclude the portion of net investment gains (losses) included in the SPC dividend expense (income) in the table above are not tax effected.

Non-GAAP Operating ROE
Non-GAAP operating ROE is a financial measure that is calculated as annualized Non-GAAP operating income (loss) for the period divided by the average of beginning and ending total GAAP shareholders’ equity. As previously discussed, in calculating Non-GAAP operating income (loss), we have excluded the effects of certain items that do not reflect normal results. Non-GAAP operating ROE measures the overall after-tax profitability of our insurance operations and shows how efficiently capital is being used; however, it should be considered in conjunction with ROE computed in accordance with GAAP. The following table is a reconciliation of ROE to Non-GAAP operating ROE for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31
	2024	2023	Change
ROE(1)	1.7%	(2.5%)	4.2	pts
Pre-tax effect of items excluded in the calculation of Non-GAAP operating ROE	(0.2%)	(0.1%)	(0.1	pts)
Tax effect, at 21%(2)	—%	—%	—	pts
Non-GAAP operating ROE	1.5%	(2.6%)	4.1	pts
(1) The change in the fair value of contingent consideration issued in connection with the NORCAL acquisition was not annualized in our quarterly calculation of ROE for the 2023 three-month period as this item is considered non-recurring in nature.

(2) The 21% rate is the annual expected statutory tax rate associated with the taxable or tax deductible items. See further discussion in footnote 4 in this section under the heading "Non-GAAP Operating Income."

Non-GAAP operating ROE for the 2024 three-month period increased by 4.1 percentage points as compared to the same period of 2023 driven by the prior year effect of unfavorable prior accident year reserve development in our Specialty P&C and Workers' Compensation Insurance segments, an increase in our net investment result and, to a lesser extent, an improvement in the current accident year net loss ratio in our Specialty P&C segment. See previous discussions in this section under the headings "Executive Summary of Operations" and further discussion in our Segment Results sections that follow.
Non-GAAP Adjusted Book Value per Share
Book value per share is calculated as total GAAP shareholders’ equity divided by the total number of common shares outstanding at the balance sheet date. This ratio measures the net worth of the Company to shareholders on a per share basis.
Non-GAAP adjusted book value per share is a Non-GAAP measure widely used within the insurance sector and is calculated as shareholders’ equity, excluding AOCI, divided by the total number of common shares outstanding at the balance sheet date. This Non-GAAP calculation measures the net worth of the Company to shareholders on a per share basis excluding AOCI to eliminate the temporary and potentially significant effects of fluctuations in interest rates on our fixed income portfolio; however, it should be considered in conjunction with book value per share computed in accordance with GAAP. Higher interest rates have led to significant unrealized holding losses on our available-for-sale fixed maturity investments resulting in volatility in AOCI in 2023 and 2024. See Note 9 of the Notes to Condensed Consolidated Financial Statements for additional information.
The following table is a reconciliation of our book value per share to Non-GAAP adjusted book value per share at December 31, 2023 and March 31, 2024:

Book Value Per Share
Book Value Per Share at December 31, 2023	$21.82
Less: AOCI Per Share(1)	(4.01)
Non-GAAP Adjusted Book Value Per Share at December 31, 2023	25.83
Increase (decrease) to Non-GAAP Adjusted Book Value Per Share during the three months ended March 31, 2024 attributable to:
Net income (loss)	0.09
Other(2)	(0.04)
Non-GAAP Adjusted Book Value Per Share at March 31, 2024	25.88
Add: AOCI Per Share(1)	(4.06)
Book Value Per Share at March 31, 2024	$21.82
(1) Primarily the impact of accumulated unrealized investment gains (losses) on our available-for-sale fixed maturity investments. See Note 9 of the Notes to Condensed Consolidated Financial Statements for additional information.

(2) Includes the impact of share-based compensation.

Segment Results - Specialty Property & Casualty
Our Specialty P&C segment primarily focuses on medical professional liability insurance and medical technology liability insurance as discussed in Note 16 of the Notes to Consolidated Financial Statements in our December 31, 2023 report on Form 10-K. As previously discussed under the heading "ProAssurance Overview," we reorganized our segment reporting in the third quarter of 2023. As a result, the underwriting results from our participation in the results of Syndicate 1729 and Syndicate 6131 at Lloyd's of London which were previously reported in our Lloyd’s Syndicates segment are now reported in our Specialty P&C segment. We normally report results from our involvement in Lloyd's Syndicates on a quarter lag, except when information is available that is material to the current period. All prior period segment information has been recast to conform to the current period presentation and the segment reorganization had no impact on previously reported consolidated financial results. See further information regarding the segment reorganization in Note 12 of the Notes to Condensed Consolidated Financial Statements.
Segment results reflected pre-tax underwriting profit or loss from these insurance lines and included the amortization of certain purchase accounting adjustments. Segment results included the following:

	Three Months Ended March 31
($ in thousands)	2024	2023	Change
Net premiums written	$218,699	$217,390	$1,309	0.6%
Net premiums earned	$188,888	$183,684	$5,204	2.8%
Other income	1,353	990	363	36.7%
Net losses and loss adjustment expenses	(152,994)	(166,029)	13,035	(7.9%)
Underwriting, policy acquisition and operating expenses	(51,049)	(42,681)	(8,368)	19.6%
Segment results	$(13,802)	$(24,036)	$10,234	42.6%

Net loss ratio	81.0%	90.4%	(9.4 pts)
Underwriting expense ratio	27.0%	23.2%	3.8 pts
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
Gross, ceded and net premiums written were as follows:

	Three Months Ended March 31
($ in thousands)	2024	2023	Change
Gross premiums written	$238,718	$242,363	$(3,645)	(1.5%)
Less: Ceded premiums written	20,019	24,973	(4,954)	(19.8%)
Net premiums written	$218,699	$217,390	$1,309	0.6%

Gross Premiums Written
During the first quarter of 2024, we restructured the Small Business Unit line of business within our Specialty P&C segment. As a result, we moved the podiatric, chiropractic and dental coverages from the Small Business Unit into HCPL, renaming the unit Medical Professional Liability. By combining these resources, we will have a single unit dedicated to all of our healthcare insurance specialty areas and be able to meet customer needs more efficiently and effectively in order to better serve this market. As a result, we reorganized our presentation of gross premiums written by component and related metrics below to better align with the current internal management reporting structure within the segment. All prior period information has been recast to conform to the current period presentation.
Gross premiums written by component were as follows:

	Three Months Ended March 31
($ in thousands)	2024	2023	Change
Medical Professional Liability (1)(2)	$218,966	$221,831	$(2,865)	(1.3%)
Medical Technology Liability (3)	9,419	9,070	349	3.8%
Lloyd's Syndicates (4)	3,710	3,489	221	6.3%
Other (5)	6,623	7,973	(1,350)	(16.9%)
Total Gross Premiums Written	$238,718	$242,363	$(3,645)	(1.5%)

(1) Medical Professional Liability premium was our greatest source of premium revenues in 2024 and 2023. We target the full spectrum of the medical professional liability market, covering multiple categories of healthcare professionals, institutions (which includes hospitals, surgery centers and miscellaneous medical facilities) and, to a lesser extent, facilities specializing in long term residential care. While a majority of our business is written in the standard market, we also offer professional liability insurance on an excess and surplus lines basis through our specialty business. The decrease in MPL premium for the 2024 three-month period as compared to the same period of 2023 was driven by retention losses, partially offset by an increase in renewal pricing and, to a lesser extent, new business written. Retention losses during the 2024 three-month period generally reflect our pursuit of rate adequacy in a competitive market where other carriers may not have the same profitability objectives, appreciate the rate need, or are attempting to gain market share despite near term underwriting losses. Renewal pricing increases during the 2024 three-month period reflect the rising loss cost environment and new business written reflects the competitive market conditions.
(2) We offer alternative risk and self-insurance products on a customized basis. Our custom alternative risk solutions include a turnkey captive solution whereby we cede either all or a portion of the alternative market premium, net of reinsurance, to two SPCs of our wholly owned Cayman Islands reinsurance subsidiary, Inova Re, which is reported in our Segregated Portfolio Cell Reinsurance segment (see further discussion in the Ceded Premiums Written section that follows). For the three months ended March 31, 2023, our MPL line of business included $2.9 million of alternative market gross premium written. Effective January 1, 2024, we elected to non-renew one program, in which we do not participate in the underwriting results. Written premium related to this program totaled $3.4 million for the year ended December 31, 2023.
(3) Our Medical Technology Liability business is marketed throughout the U.S.; coverage is typically offered on a primary basis, within specified limits, to manufacturers and distributors of medical technology and life sciences products including entities conducting human clinical trials. In addition to the previously listed factors that affect our premium volume, our Medical Technology Liability premium is also impacted by the sales volume of insureds. Our Medical Technology Liability premium increased during the 2024 three-month period as compared to the same period of 2023 driven by new business written and, to a lesser extent, an increase in renewal pricing, partially offset by retention losses. Renewal pricing increases during the 2024 three-month period are primarily due to changes in the sales volume and changes in exposure of certain insureds. Retention losses during the 2024 three-month period are primarily attributable to insureds no longer needing coverage, an increase in competition on terms and pricing, as well as merger activity within the industry.
(4) Our Lloyd's Syndicates business includes the results from our participation in Syndicate 1729 at Lloyd's of London. Effective September 2023, we elected to discontinue our participation in the results of Syndicate 1729 beginning with the 2024 underwriting year. Due to the quarter reporting lag, our ceased participation in Syndicate 1729 will begin to be reflected in our results in the second quarter of 2024. For the 2023 underwriting year our participation in the results of Syndicate 1729 was approximately 5%. Our Lloyd’s Syndicates premium increased for the 2024 three-month period as compared to the same period of 2023 driven by volume increases on renewal business and renewal pricing increases, primarily on casualty and property insurance coverages.
(5) This component of gross premiums written includes all other product lines within our Specialty P&C segment, primarily professional liability coverage to attorneys and their firms in select areas of practice.

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
The change in renewal pricing for our Specialty P&C segment, including by major component, was as follows:

Three Months Ended March 31
2024
Specialty P&C segment*	7%
MPL	8%
Medical Technology Liability	1%
Other	2%
* Excludes Lloyd's Syndicates premium.
New business written by major component on a direct basis was as follows:

	Three Months Ended March 31
(In millions)	2024	2023
MPL	$9.3	$9.4
Medical Technology Liability	0.9	1.1
Other	0.2	0.3
Total	$10.4	$10.8
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
Retention for our Specialty P&C segment, including by major component, was as follows:

	Three Months Ended March 31
	2024	2023
Specialty P&C segment*	86%	85%
MPL	86%	85%
Medical Technology Liability	94%	90%
Other	78%	83%
* Excludes Lloyd's Syndicates premium.

Ceded Premiums Written
Ceded premiums represent the amounts owed to our reinsurers for their assumption of a portion of our losses. Our healthcare professional liability and Medical Technology Liability excess of loss reinsurance arrangements renew annually on October 1. For the October 1, 2023 renewal, both our healthcare professional liability and Medical Technology Liability treaties renewed at a higher rate than the previous treaties and we continue to generally retain the first $2 million in risk insured by us and cede coverages in excess of this amount. For our healthcare professional liability coverages in excess of $2 million, we generally retain from 9% to 9.5% of the next $24 million of risk, which increased from a retention of 0% to 5% in the expiring treaty. For our Medical Technology Liability treaty, we do not retain any of the next $8 million of risk for coverages in excess of $2 million. All other material terms were consistent with the expiring treaties.
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
Ceded premiums written were as follows:

	Three Months Ended March 31
($ in thousands)	2024	2023	Change
Excess of loss reinsurance arrangements (1)	$11,783	$11,224	$559	5.0%
Premium ceded to SPCs (2)	(63)	2,889	(2,952)	(102.2%)
Other ceded premiums written (3)	8,299	8,660	(361)	(4.2%)
Adjustment to premiums owed under reinsurance agreements, prior accident years, net (4)	—	2,200	(2,200)	nm
Total ceded premiums written	$20,019	$24,973	$(4,954)	(19.8%)
(1) We generally reinsure risks under our excess of loss reinsurance arrangements pursuant to which the reinsurers agree to assume all or a portion of all risks that we insure above our individual risk retention levels. Premium due to reinsurers is based on a rate factor applied to gross premiums written subject to cession under the arrangement.
(2) As previously discussed, as a part of our alternative market solutions, all or a portion of certain medical professional liability premium written is ceded to SPCs in our Segregated Portfolio Cell Reinsurance segment under either excess of loss or quota share reinsurance agreements, depending on the structure of the individual program. The premiums ceded to SPCs during the first quarter of 2024 reflect policy endorsements. See the Segment Results - Segregated Portfolio Cell Reinsurance section for further discussion on the cession to the SPCs from our Specialty P&C segment.
(3) Our other ceded premiums written is primarily comprised of various shared risk arrangements and cyber liability coverages.
(4) Given the length of time that it takes to resolve our claims, many years may elapse before all losses recoverable under a reinsurance arrangement are known. As a part of the process of estimating our loss reserve we also make estimates regarding the amounts recoverable under our reinsurance arrangements. As previously discussed, the premiums ultimately ceded under certain of our swing rated excess of loss reinsurance arrangements are subject to the losses ceded under the arrangements. As part of the review of our reserves during the 2024 three-month period, we concluded that our estimate of expected losses and associated recoveries for prior year ceded losses was reasonable; therefore, we did not adjust our estimate of ceded premiums owed to reinsurers. As part of our review of our reserves for the 2023 three-month period, we recorded an increase in our estimate of ceded premiums owed to reinsurers due to an increase in our estimate of expected losses and associated recoveries for prior year ceded losses. Changes to estimates of premiums ceded related to prior accident years are fully earned in the period the changes in estimates occur.

Ceded Premiums Ratio
As shown in the table below, our ceded premiums ratio was affected during the 2023 three-month period by a revision to our estimate of premiums owed to reinsurers related to coverages provided in prior accident years. The ceded premiums ratio was as follows:

	Three Months Ended March 31
	2024	2023	Change
Ceded premiums ratio	8.4%	10.3%	(1.9	pts)
Less the effect of adjustments in premiums owed under reinsurance agreements, prior accident years (as previously discussed)	—%	0.9%	(0.9	pts)
Ratio, current accident year	8.4%	9.4%	(1.0	pts)
The above table reflects ceded premiums written, excluding the effect of prior year ceded premium adjustments, as previously discussed, as a percent of gross premiums written. Our current accident year ceded premiums ratio decreased for the 2024 three-month period as compared to the same period of 2023 primarily due to a decrease in premium ceded to SPCs driven by our non-renewal of one program in the first quarter of 2024 (see previous discussion in footnote 2 under the heading "Gross Premiums Written").
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
Net premiums earned were as follows:

	Three Months Ended March 31
($ in thousands)	2024	2023	Change
Gross premiums earned	$206,627	$204,053	$2,574	1.3%
Less: Ceded premiums earned	17,739	20,369	(2,630)	(12.9%)
Net premiums earned	$188,888	$183,684	$5,204	2.8%
Gross premiums earned increased during the 2024 three-month period as compared to the same period of 2023 driven by the pro rata effect of an increase in the volume of written premium during the preceding twelve months, primarily in our MPL line of business.
Ceded premiums earned decreased during the 2024 three-month period as compared to the same period of 2023 primarily driven by an adjustment of $2.2 million made during the first quarter of 2023 which increased ceded premiums owed under our swing rated reinsurance arrangements related to prior accident year losses (see previous discussion in footnote 4 under the heading "Ceded Premiums Written").

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
The following table summarizes calendar year net loss ratios for our Specialty P&C segment by separating losses between the current accident year and all prior accident years. The net loss ratios for our Specialty P&C segment were as follows:

	Net Loss Ratios (1)
	Three Months Ended March 31
	2024	2023	Change
Calendar year net loss ratio	81.0%	90.4%	(9.4	pts)
Less impact of prior accident years on the net loss ratio	(0.7%)	4.0%	(4.7	pts)
Current accident year net loss ratio(2)	81.7%	86.4%	(4.7	pts)
(1)Net losses, as specified, divided by net premiums earned.
(2)For the three months ended March 31, 2024, our current accident year net loss ratio (as shown in the table above), improved 4.7 percentage points as compared to the same period of 2023. The change in our current accident year net loss ratio was primarily attributable to the following:

(In percentage points)	Increase (Decrease) 2024 versus 2023
Comparative three-month periods
Estimated ratio increase (decrease) attributable to:
Lloyd's Syndicates	(0.2 pts)
Ceded Premium Adjustment, Prior Accident Years	(1.2 pts)
All other, net	(3.3 pts)
Decrease in current accident year net loss ratio	(4.7 pts)
•Excluding the impact of the items specifically identified in the table above, our current accident year net loss ratio for the three months ended March 31, 2024 as compared to the same period of 2023 improved 3.3 percentage points driven by our continued underwriting actions as well as our focus on achieving appropriate pricing leading to a decrease to certain expected loss ratios in our MPL line of business during the first quarter of 2024 and, to a lesser extent, changes in the mix of business.
•During the 2023 three-month period, we increased our estimate of premiums owed under swing rated reinsurance agreements related to prior accident years which decreased net premium earned (the denominator of the current accident year net loss ratio) in the first quarter of 2023 and accounted for a 1.2 percentage point decrease in our 2024 three-month period ratio as compared to the prior year period. No such adjustment was made during the 2024 three-month period. See the previous discussion under the heading "Ceded Premiums Written" for additional information.
We re-evaluate our previously established reserve each quarter based upon the most recently completed actuarial analysis supplemented by any new analysis, information or trends that have emerged since the date of that study. We also take into account currently available industry trend information.

The following table shows the components of our net prior accident year reserve development:

	Three Months Ended March 31
($ in thousands)	2024	2023	Change
Net favorable (unfavorable) reserve development	$—	$(10,110)	$10,110	(100.0%)
Lloyd's Syndicates net favorable (unfavorable) reserve development	(405)	249	(654)	(262.7%)
NORCAL Acquisition - Purchase Accounting Amortization	1,656	2,510	(854)	(34.0%)
Total net favorable (unfavorable) reserve development	$1,251	$(7,351)	$8,602	(117.0%)
•2024: Net unfavorable reserve development recognized during the three months ended March 31, 2024, excluding purchase accounting amortization, is entirely attributable to our Lloyd’s Syndicates operations driven by higher than expected losses and development on certain large claims, primarily catastrophe related losses. The loss environment in our MPL line of business continues to be challenging in many jurisdictions, as claim costs are pressured by social inflation and higher than anticipated loss severity trends. Following a period of benign loss development trends due to the pandemic, higher severity trends started to reemerge in the fourth quarter of 2022, mostly returning to pre-pandemic levels but higher than pre-pandemic levels in certain jurisdictions. We are monitoring the impact that these trends have on our open case reserves and prior year development.
•2023: Net unfavorable reserve development, excluding purchase accounting amortization, was driven by the strengthening of case reserves related to four large claims in our MPL line of business, resulting in $10.1 million of unfavorable development, primarily related to NORCAL's accident years 2016 and 2020, partially offset by $0.2 million of favorable development associated with our Lloyd’s Syndicates operations.
The contingent consideration associated with the NORCAL acquisition is dependent upon the after-tax development of NORCAL’s 2020 and prior accident year reserves from December 31, 2020 to December 31, 2023. In the first quarter of 2023, we recognized unfavorable development in NORCAL’s 2020 and prior accident year reserves. This adjustment to NORCAL's reserves contributed to a decrease in the fair value of the contingent consideration liability of $1.0 million which was recorded as an offset to operating expenses in the segment. See further discussion that follows under the heading “Underwriting, Policy Acquisition and Operating Expenses.”
A detailed discussion of factors influencing our recognition of loss development is included in our Critical Accounting Estimates section under the heading "Reserve for Losses and Loss Adjustment Expenses" in our December 31, 2023 report on Form 10-K. Assumptions used in establishing our reserve are regularly reviewed and updated by management as new data becomes available. Any adjustments necessary are reflected in the then current operations. Due to the size of our reserve, even a small percentage adjustment to the assumptions can have a material effect on our results of operations for the period in which the change is made, as was the case in both 2024 and 2023.
Underwriting, Policy Acquisition and Operating Expenses
Our Specialty P&C segment underwriting, policy acquisition and operating expenses were comprised as follows:

	Three Months Ended March 31
($ in thousands)	2024	2023	Change
DPAC amortization	$25,843	$24,806	$1,037	4.2%
Management fees	1,145	1,164	(19)	(1.6%)
Other underwriting and operating expenses	24,061	16,711	7,350	44.0%
Total	$51,049	$42,681	$8,368	19.6%
DPAC amortization increased for the 2024 three-month period as compared to the same period of 2023 driven by an increase in compensation-related costs due to higher underwriting salaries.
Management fees are charged pursuant to a management agreement by the Corporate segment to the core domestic operating subsidiaries within our Specialty P&C segment for services provided based on the extent to which services are provided to the subsidiary and the amount of premium written by the subsidiary. While the terms of the management agreement were generally consistent between 2024 and 2023, fluctuations in the amount of premium written by each subsidiary can result in corresponding variations in the management fee charged to each subsidiary during a particular period.

Other underwriting and operating expenses increased for the 2024 three-month period as compared to the same period of 2023 primarily attributable to the following:
•A claim for a payroll tax refund of $3.8 million recognized in the first quarter of 2023 as a reduction to operating expenses related to the employee retention credit available to us under the CARES Act. See additional discussion on the ERC in Note 1 of the Notes to Consolidated Financial Statements in our December 31, 2023 report on Form 10-K and previous discussion in the Operating Activities and Related Cash Flows section under the heading "Taxes."
•A reduction to operating expenses of $1 million in the first quarter of 2023 related to the remeasurement of the contingent consideration liability associated with the NORCAL acquisition due to unfavorable development recognized on NORCAL's 2020 and prior accident year reserves during the first quarter of 2023. See additional discussion on the contingent consideration in the previous section under the heading "Losses and Loss Adjustment Expenses" and in the Financing Activities and Related Cash Flows section under the heading "Contingent Consideration."
•An increase in compensation-related expenses and, to a lesser extent, the timing of certain software and equipment costs. The increase in compensation-related costs in the 2024 three-month period as compared to the same period of 2023 were primarily due to higher amounts accrued for performance-related incentive plans due to the improvement in the related performance metrics and, to a lesser extent, an increase in salaries due to annual merit adjustments. The remaining variance in other underwriting and operating expenses for the 2024 three-month period as compared to the same period of 2023 was comprised of individually insignificant components.
Underwriting Expense Ratio (the Expense Ratio)
Our expense ratio for the Specialty P&C segment was as follows:

	Three Months Ended March 31
	2024	2023	Change
Underwriting expense ratio	27.0%	23.2%	3.8	pts
The change in our expense ratio for the 2024 three-month period as compared to the same period of 2023 was primarily attributable to the following:

Increase (Decrease) 2024 versus 2023
(In percentage points)	Comparative three-month periods
Estimated ratio increase (decrease) attributable to:
Change in Net Premiums Earned and DPAC amortization	0.2 pts
Employee Retention Credit	2.1 pts
Contingent Consideration Remeasurement Adjustment	0.5 pts
All other, net	1.0 pts
Increase in the underwriting expense ratio	3.8 pts
Excluding the impact of the items specifically identified in the table above, our expense ratio increased for the 2024 three-month period by 1.0 percentage point as compared to the same period of 2023 primarily driven by an increase in compensation-related costs and, to a lesser extent, the timing of certain software and equipment costs, partially offset by the impact of higher net premiums earned.

Segment Results - Workers' Compensation Insurance
Our Workers' Compensation Insurance segment includes workers' compensation products provided to employers generally with 1,000 or fewer employees, as discussed in Note 16 of the Notes to Consolidated Financial Statements in our December 31, 2023 report on Form 10-K. Workers' compensation products offered include guaranteed cost policies, policyholder dividend policies, retrospectively-rated policies, deductible policies and alternative market programs. Alternative market programs include services related to program design, fronting, claims administration, risk management, SPC rental, asset management and SPC management services. Alternative market program premiums are 100% ceded to either the SPCs within our Segregated Portfolio Cell Reinsurance segment or captive insurers unaffiliated with ProAssurance for two programs. Our Workers' Compensation Insurance segment results reflect pre-tax underwriting profit or loss from these workers' compensation products, exclusive of investment results, which are included in our Corporate segment. Segment results included the following:

	Three Months Ended March 31
($ in thousands)	2024	2023	Change
Net premiums written	$50,353	$47,572	$2,781	5.8%

Net premiums earned	$41,094	$40,803	$291	0.7%
Other income	477	581	(104)	(17.9%)
Net losses and loss adjustment expenses	(31,636)	(30,844)	(792)	2.6%
Underwriting, policy acquisition and operating expenses	(14,490)	(12,980)	(1,510)	11.6%
Segment results	$(4,555)	$(2,440)	$(2,115)	(86.7%)

Net loss ratio	77.0%	75.6%	1.4 pts
Underwriting expense ratio	35.3%	31.8%	3.5 pts
Premiums Written
Our workers’ compensation premium volume is driven by five primary factors: (1) the amount of new business written, (2) retention of our existing book of business, (3) premium rates charged on our renewal book of business, (4) changes in payroll exposure and (5) audit premium.
Gross, ceded and net premiums written were as follows:

	Three Months Ended March 31
($ in thousands)	2024	2023	Change
Gross premiums written	$72,615	$73,431	$(816)	(1.1%)
Less: Ceded premiums written	22,262	25,859	(3,597)	(13.9%)
Net premiums written	$50,353	$47,572	$2,781	5.8%

Gross Premiums Written
Gross premiums written by product were as follows:

	Three Months Ended March 31
($ in thousands)	2024	2023	Change
Traditional business:
Guaranteed cost	$40,744	$37,799	$2,945	7.8%
Policyholder dividend	8,086	7,170	916	12.8%
Deductible	3,273	2,331	942	40.4%
Retrospective	6	305	(299)	(98.0%)
Other	1,531	1,703	(172)	(10.1%)
Change in EBUB estimate	—	1,000	(1,000)	nm
Total traditional business (1)	53,640	50,308	3,332	6.6%
Alternative market business(2)	18,975	23,123	(4,148)	(17.9%)
Total	$72,615	$73,431	$(816)	(1.1%)
(1) For the 2024 three-month period the increase in gross premiums written was driven by higher reported insured payrolls at renewal, selective new business, positive mid-term policy endorsements and the renewal of certain policies as traditional business that were previously written in one of the alternative market programs in our Segregated Portfolio Cell Reinsurance segment, partially offset by lower audit premium and renewal rate decreases. Premium related to policies that renewed as traditional business that were previously written in one the programs in our Segregated Portfolio Cell Reinsurance segment totaled $1.1 million. New business writings for the 2024 three-month period increased to $8.2 million as compared to $6.6 million during the same period of 2023. Policy audits processed during the 2024 three-month period resulted in audit premium billed to policyholders totaling $1.9 million as compared to $2.5 million for the same period of 2023. We increased our carried EBUB estimate $1.0 million during the 2023 three-month period; there was no such adjustment during the 2024 three-month period. Gross premiums written in our traditional business also reflect the continuation of competitive workers' compensation market conditions, including the impact of compounded state loss cost reductions in our core operating territories. Renewal premium results for the 2024 three-month period reflected premium retention of 87% and rate decreases 5%, partially offset by an increase in payroll exposure.
(2) A majority of alternative market premiums are ceded to SPCs in our Segregated Portfolio Cell Reinsurance segment. See further discussion on alternative market gross premiums written in our Segment Results - Segregated Portfolio Cell Reinsurance section under the heading "Gross Premiums Written" that follows. We retained seven of the nine workers’ compensation alternative market programs that were up for renewal during the three months ended March 31, 2024. Effective January 1, 2024, two programs were non-renewed and placed into run-off; however, the majority of business written in one of those programs is expected to be renewed as traditional business in our Workers' Compensation Insurance segment, as previously discussed. The other program, in which we do not participate in the underwriting results, assumed both workers' compensation insurance and medical professional liability insurance and we elected to non-renew this program.
New business, audit premium, renewal retention and renewal price changes for our traditional business and the alternative market business are shown in the table below:

	Three Months Ended March 31
	2024			2023
($ in millions)	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results
New business	$8.2	$1.3	$9.5	$6.6	$1.2	$7.8
Audit premium (excluding EBUB)	$1.9	$1.4	$3.3	$2.5	$1.2	$3.7
Retention rate (1)	87%	76%	84%	83%	90%	85%
Change in renewal pricing (2)	(5%)	(2%)	(4%)	(6%)	(5%)	(6%)
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

Ceded Premiums Written
Ceded premiums written were as follows:

	Three Months Ended March 31
($ in thousands)	2024	2023	Change
Premiums ceded to SPCs(1)	$15,997	$19,992	$(3,995)	(20.0%)
Premiums ceded to external reinsurers(2)	4,039	3,429	610	17.8%
Premiums ceded to unaffiliated captive insurers(1)	2,978	3,131	(153)	(4.9%)
Change in return premium estimate under external reinsurance (3)	(30)	15	(45)	(300.0%)
Estimated revenue share under external reinsurance (4)	(722)	(708)	(14)	2.0%
Total ceded premiums written	$22,262	$25,859	$(3,597)	(13.9%)
(1) Represents alternative market business that is ceded under 100% quota share reinsurance agreements to the SPCs in our Segregated Portfolio Cell Reinsurance segment. Premiums ceded to unaffiliated captive insurers represent alternative market business for two programs that are ceded under 100% quota share reinsurance agreements. See further discussion on alternative market gross premiums written in our Segment Results - Segregated Portfolio Cell Reinsurance section under the heading "Gross Premiums Written" that follows.

(2) Under our external reinsurance treaty for traditional business, we retain the first $0.5 million in risk insured by us and cede losses in excess of this amount on each loss occurrence, subject to an AAD, equal to 3.5% of subject earned premium for the treaty years effective May 1, 2023 and 2022. Premiums ceded under our traditional reinsurance treaty are based on premiums earned during the treaty period. Our ceded premium increased for the three months ended March 31, 2024 as compared to the same period of 2023, reflecting higher reinsurance rates at our May 1, 2023 renewal.

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

Ceded Premiums Ratio
Ceded premiums ratio was as follows:

	Three Months Ended March 31
	2024	2023	Change
Ceded premiums ratio, as reported	33.2%	33.3%	(0.1	pts)
Less the effect of:
Premiums ceded to SPCs (100%)	23.2%	24.2%	(1.0	pts)
Premiums ceded to unaffiliated captive insurers (100%)	2.6%	2.7%	(0.1	pts)
Estimated revenue share	(1.6%)	(1.7%)	0.1	pts
Assumed premiums earned (not ceded to external reinsurers)	(0.3%)	(0.3%)	—	pts
Ceded premiums ratio (related to external reinsurance), less the effects of above	9.3%	8.4%	0.9	pts
The above table reflects traditional ceded premiums earned as a percent of traditional gross premiums earned. As discussed above, premiums ceded under our traditional reinsurance treaty are based on premiums earned during the treaty period. The increase in the ceded premiums ratio for the three months ended March 31, 2024 as compared to the same period of 2023 primarily reflected the higher reinsurance rates.
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
Net premiums earned were as follows:

	Three Months Ended March 31
($ in thousands)	2024	2023	Change
Gross premiums earned	$61,539	$61,166	$373	0.6%
Less: Ceded premiums earned	20,445	20,363	82	0.4%
Net premiums earned	$41,094	$40,803	$291	0.7%
Net premiums earned remained relatively unchanged during the three months ended March 31, 2024 as compared to the same period of 2023 as lower audit premium and the prior year impact of an increase in our carried EBUB estimate during the first quarter of 2023 was more than offset by an increase in new business writings and the renewal of certain policies as traditional business that were previously written in one of the alternative market programs in our Segregated Portfolio Cell Reinsurance segment.
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

	Three Months Ended March 31
	2024	2023	Change
Calendar year net loss ratio	77.0%	75.6%	1.4	pts
Less impact of prior accident years on the net loss ratio	—%	3.0%	(3.0	pts)
Current accident year net loss ratio	77.0%	72.6%	4.4	pts
Less estimated ratio increase (decrease) attributable to:
ULAE	6.5%	7.3%	(0.8	pts)
Change in the AAD (1)	3.7%	3.4%	0.3	pts
Current accident year net loss ratio, excluding the effect of items above	66.8%	61.9%	4.9	pts
(1) See previous discussion of the AAD under the heading "Ceded Premiums Written."
The current accident year net loss ratio for the 2024 three-month period increased as compared to the same period of 2023; however, the current accident year net loss ratio improved 4.3 points from the current accident year net loss ratio for the year ended December 31, 2023 of 81.3%, reflecting underwriting actions taken during 2023 and a slight improvement in loss trends. While we continue to reflect higher loss trends that we began to observe in our average cost per claim during the second half of 2023, these trends have improved slightly during the first quarter of 2024, while reported claim frequency trends continue to be lower compared to historical results. Excluding the effects of ULAE and the change in the AAD as shown in the table above, the increase in the current accident year net loss ratio for the 2024 three-month period reflects the higher average cost per claim as well as the impact of compounded premium rate decreases related to the continuation of state loss cost reductions and the competitive workers' compensation market.
Calendar year incurred losses (excluding IBNR) in excess of our per occurrence reinsurance retention, before consideration of the AAD, decreased $1.6 million for the 2024 three-month period as compared to the same period of 2023, which reflected net favorable reserve development on reinsured claims. We recognized losses within the AAD totaling $1.5 million for the 2024 three-month period as compared to $1.4 million in the same period of 2023. We continue to recognize losses within the AAD at the maximum exposure, based on historical reinsured loss trends; however, actual results within the AAD layer may ultimately be lower once all claims have been settled.
We did not recognize any prior year reserve development for the three months ended March 31, 2024 as compared to $1.2 million of net unfavorable prior year reserve development recognized for the same period of 2023. The net unfavorable prior year reserve development for the three months ended March 31, 2023 was driven primarily by a large claim from the 1997 accident year.

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
Our Workers' Compensation Insurance segment underwriting, policy acquisition and operating expenses were comprised as follows:

	Three Months Ended March 31
($ in thousands)	2024	2023	Change
DPAC amortization	$7,380	$7,010	$370	5.3%
Management fees	545	550	(5)	(0.9%)
Other underwriting and operating expenses	10,051	8,986	1,065	11.9%
SPC ceding commission offset	(3,486)	(3,566)	80	(2.2%)
Total	$14,490	$12,980	$1,510	11.6%
DPAC amortization increased for the 2024 three-month period as compared to the same period of 2023, which reflected an increase in acquisition related costs due to higher agent commissions and premium taxes.
Other underwriting and operating expenses increased for the three months ended March 31, 2024 as compared to the same period of 2023, primarily reflecting an increase in compensation-related costs and a decrease in ULAE allocated to net losses and loss adjustment expenses. The increase in compensation-related costs during the 2024 three-month period primarily reflected higher amounts accrued for performance-related incentive plans due to an improvement in the related performance metrics. See additional discussion on ULAE in the previous section under the heading "Losses and Loss Adjustment Expenses."
As previously discussed, alternative market premiums written by our Workers' Compensation Insurance segment are 100% ceded, less a ceding commission, to either the SPCs in our Segregated Portfolio Cell Reinsurance segment or unaffiliated captive insurers. The ceding commission charged to the SPCs consists of an amount for fronting fees, cell rental fees, commissions, premium taxes, claims administration fees and risk management fees. The fronting fees, commissions, premium taxes and risk management fees are recorded as an offset to underwriting, policy acquisition and operating expenses. Cell rental fees are recorded as a component of other income and claims administration fees are recorded as ceded ULAE. SPC ceding commissions earned were relatively unchanged for the three months ended March 31, 2024 as compared to the same period of 2023.
Underwriting Expense Ratio (the Expense Ratio)
The underwriting expense ratio included the impact of the following:

	Three Months Ended March 31
	2024	2023	Change
Underwriting expense ratio, as reported	35.3%	31.8%	3.5	pts
Less estimated ratio increase (decrease) attributable to:
Impact of ceding commissions received from SPCs	4.4%	3.5%	0.9	pts
Impact of audit premium	(1.0%)	(1.8%)	0.8	pts
Underwriting expense ratio, less listed effects	31.9%	30.1%	1.8	pts
Excluding the items noted in the table above, the expense ratio increased for the three months ended March 31, 2024 primarily reflecting the increase in other underwriting and operating expenses, as discussed above.

Segment Results - Segregated Portfolio Cell Reinsurance
The Segregated Portfolio Cell Reinsurance segment includes the results (underwriting profit or loss, plus investment results, net of U.S. federal income taxes) of SPCs at Inova Re and Eastern Re, our Cayman Islands SPC operations, as discussed in Note 16 of the Notes to Consolidated Financial Statements in our December 31, 2023 report on Form 10-K. SPCs are segregated pools of assets and liabilities that provide an insurance facility for a defined set of risks. Assets of each SPC are solely for the benefit of that individual cell and each SPC is solely responsible for the liabilities of that individual cell. Assets of one SPC are statutorily protected from the creditors of the others. Each SPC is owned, fully or in part, by an individual company, agency, group or association and the results of the SPCs are attributable to the participants of that cell. We participate to a varying degree in the results of selected SPCs and, for the SPCs in which we participate, our participation interest ranges from a low of 15% to a high of 85%. SPC results attributable to external cell participants are reported as an SPC dividend (expense) income in our Segregated Portfolio Cell Reinsurance segment. In addition, our Segregated Portfolio Cell Reinsurance segment includes the investment results of the SPCs as the investments are solely for the benefit of the cell participants and investment results attributable to external cell participants are reflected in the SPC dividend (expense) income. As of March 31, 2024, there were twenty-six (five inactive) SPCs. Effective January 1, 2024, two SPCs were non-renewed and placed into run-off. As the underlying policies expire that were previously written in one of the programs, we expect a majority of those policies to be renewed as traditional business in our Workers' Compensation Insurance segment. For the year ended December 31, 2023, these SPCs had workers' compensation and medical professional liability premiums written totaling $6.4 million and $3.4 million, respectively. The SPCs assume workers' compensation insurance, medical professional liability insurance or a combination of the two from our Workers' Compensation Insurance and Specialty P&C segments. As of March 31, 2024, there was one SPC that assumed both workers' compensation insurance and medical professional liability insurance and one SPC that assumed only medical professional liability insurance.
Segment results reflects our share of the underwriting and investment results of the SPCs in which we participate, and included the following:

	Three Months Ended March 31
($ in thousands)	2024	2023	Change
Net premiums written	$13,621	$19,947	$(6,326)	(31.7%)

Net premiums earned	$14,168	$15,300	$(1,132)	(7.4%)
Net investment income	693	420	273	65.0%
Net investment gains (losses)	1,471	1,160	311	26.8%
Other income (expenses)	(1)	1	(2)	(200.0%)
Net losses and loss adjustment expenses	(10,064)	(8,423)	(1,641)	19.5%
Underwriting, policy acquisition and operating expenses	(4,713)	(5,035)	322	(6.4%)
SPC U.S. federal income tax (expense) benefit (1)	(416)	(532)	116	(21.8%)
SPC net results	1,138	2,891	(1,753)	(60.6%)
SPC dividend (expense) income (2)	(607)	(1,942)	1,335	(68.7%)
Segment results (3)	$531	$949	$(418)	(44.0%)

Net loss ratio	71.0%	55.1%	15.9 pts
Underwriting expense ratio	33.3%	32.9%	0.4 pts
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
Gross, ceded and net premiums written were as follows:

	Three Months Ended March 31
($ in thousands)	2024	2023	Change
Gross premiums written	$15,934	$22,881	$(6,947)	(30.4%)
Less: Ceded premiums written	2,313	2,934	(621)	(21.2%)
Net premiums written	$13,621	$19,947	$(6,326)	(31.7%)
Gross Premiums Written
Gross premiums written reflected reinsurance premiums assumed by component as follows:

	Three Months Ended March 31
($ in thousands)	2024	2023	Change
Workers' compensation	$15,997	$19,992	$(3,995)	(20.0%)
Medical professional liability	(63)	2,889	(2,952)	(102.2%)
Gross Premiums Written	$15,934	$22,881	$(6,947)	(30.4%)
Gross premiums written for the three months ended March 31, 2024 and 2023 were primarily comprised of workers' compensation coverages assumed from our Workers' Compensation Insurance segment. Workers' compensation gross premiums written decreased during the 2024 three-month period as compared to the same period of 2023 due to the non-renewal of two programs effective January 1, 2024. The business written in one of those programs is expected to be renewed as traditional business in our Workers' Compensation Insurance segment. The other program, in which we do not participate in the underwriting results, assumed both workers' compensation insurance and medical professional liability insurance and we elected to non-renew this program.
The decrease in medical professional liability gross premiums written for the 2024 three-month period as compared to the same period 2023 primarily reflected our non-renewal of the SPC that assumed both workers' compensation insurance and medical professional liability insurance, as described above. See further discussion on the cession to the SPCs from our Specialty P&C segment in our Segment Results - Specialty Property & Casualty section under the heading "Premiums Written."
Renewal premium for the three months ended March 31, 2024 reflected retention of 76% and rate decreases of 2%, partially offset by an increase in payroll exposure. Retention for the three months ended March 31, 2024 primarily reflected the non-renewal of the SPC that assumed both workers' compensation and medical professional liability insurance. We retained six of the eight workers' compensation programs and non-renewed the one medical professional liability program up for renewal during the three months ended March 31, 2024.
New business, audit premium, retention and renewal price changes for the assumed workers' compensation premium is shown in the table below:

	Three Months Ended March 31
($ in millions)	2024	2023
New business	$1.3	$1.2
Audit premium	$1.4	$1.2
Retention rate (1)	76%	90%
Change in renewal pricing (2)	(2%)	(5%)
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

Ceded Premiums Written
Ceded premiums written were as follows:

	Three Months Ended March 31
($ in thousands)	2024	2023	Change
Ceded premiums written	$2,313	$2,934	$(621)	(21.2%)
For the workers' compensation business, each SPC has in place its own external reinsurance coverage. The medical professional liability business is assumed net of reinsurance from our Specialty P&C segment; therefore, there are no ceded premiums related to the medical professional liability business reflected in the table above. The risk retention for each loss occurrence for the workers' compensation business ranges from $0.3 million to $0.4 million based on the program, with limits up to $119.7 million. In addition, each program has aggregate reinsurance coverage between $1.1 million and $2.1 million on a program year basis. Premiums ceded under our SPC reinsurance treaty are based on premiums written during the treaty period. The change in ceded premiums written during the three months ended March 31, 2024 as compared to the same period of 2023 primarily reflected the decrease in workers' compensation gross premiums written and the impact of rate changes under the external reinsurance treaty. External reinsurance rates vary based on the alternative market program.
Ceded Premiums Ratio
Ceded premiums ratio was as follows:

	Three Months Ended March 31
	2024	2023	Change
Ceded premiums ratio	14.5%	14.7%	(0.2 pts)
The above table reflects ceded premiums as a percent of gross premiums written for the workers' compensation business only; medical professional liability business is assumed net of reinsurance, as discussed above. The ceded premiums ratio reflects the weighted average reinsurance rates of all SPC programs.
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
Gross, ceded and net premiums earned were as follows:

	Three Months Ended March 31
($ in thousands)	2024	2023	Change
Gross premiums earned	$16,410	$17,603	$(1,193)	(6.8%)
Less: Ceded premiums earned	2,242	2,303	(61)	(2.6%)
Net premiums earned	$14,168	$15,300	$(1,132)	(7.4%)
The decrease in net premiums earned during the three months ended March 31, 2024 as compared to the same period of 2023 primarily reflected the non-renewal of two SPCs effective January 1, 2024, as previously discussed.

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
Calendar year and current accident year net loss ratios for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31
	2024	2023	Change
Calendar year net loss ratio	71.0%	55.1%	15.9	pts
Less impact of prior accident years on the net loss ratio	5.9%	(9.8%)	15.7	pts
Current accident year net loss ratio	65.1%	64.9%	0.2	pts
Less estimated ratio increase (decrease) attributable to:
Change in estimated aggregate reinsurance (1)	0.5%	(0.1%)	0.6	pts
Current accident year net loss ratio, excluding the effect of the change in estimated aggregate reinsurance	64.6%	65.0%	(0.4	pts)
(1) See additional information regarding the SPC's aggregate reinsurance agreements in our Liquidity and Capital Resources and Financial Condition section under the heading "Operating Activities and Related Cash Flows."

The current accident year net loss ratio, excluding the effect of changes in estimated aggregate reinsurance, improved for the 2024 three-month period as compared to the same period of 2023 primarily reflecting the non-renewal of the SPC that assumed both workers' compensation and medical professional liability insurance which was recorded with a higher loss ratio than the segment's average initial loss ratio. The workers' compensation current accident year net loss ratio for the 2024 three-month period was relatively unchanged as compared to the same period of 2023.
Calendar year incurred losses (excluding IBNR) ceded to our external reinsurers decreased $1.8 million for the three months ended March 31, 2024 as compared to the same period of 2023. There were no current accident year ceded incurred losses (excluding IBNR) during the 2024 or 2023 three-month periods.
We recognized net unfavorable prior year reserve development of $0.9 million for the three months ended March 31, 2024 as compared to favorable prior year reserve development $1.5 million for the same period of 2023. The development for the 2024 three-month period includes net favorable development in the workers' compensation business of $0.5 million which was more than offset by net unfavorable development of $1.4 million in the medical professional liability business. The net favorable development related to the workers' compensation business reflected overall favorable trends in claim closing patterns primarily in accident years 2020 through 2022. The net unfavorable development in the medical professional liability business primarily reflected higher than expected claim frequency in the program that assumed both workers' compensation and medical professional liability insurance, which was non-renewed effective January 1, 2024. We do not participate in the underwriting results of this program. The development for the 2023 three-month period entirely related to the workers' compensation business and reflected overall favorable trends in claim closing patterns primarily in accident years 2016 through 2021.

Underwriting, Policy Acquisition and Operating Expenses
Our Segregated Portfolio Cell Reinsurance segment underwriting, policy acquisition and operating expenses were comprised as follows:

	Three Months Ended March 31
($ in thousands)	2024	2023	Change
DPAC amortization	$4,304	$4,576	$(272)	(5.9%)
Other underwriting and operating expenses	409	459	(50)	(10.9%)
Total	$4,713	$5,035	$(322)	(6.4%)
DPAC amortization primarily represents ceding commissions, which vary by program and are paid to our Workers' Compensation Insurance and Specialty P&C segments for premiums assumed. Ceding commissions include an amount for fronting fees, commissions, premium taxes and risk management fees, which are reported as an offset to underwriting, policy acquisition and operating expenses within our Workers' Compensation Insurance and Specialty P&C segments. In addition, ceding commissions paid to our Workers' Compensation Insurance segment include cell rental fees which are recorded as other income and claims administration fees which are recorded as ceded ULAE within our Workers' Compensation Insurance segment. The decrease in DPAC amortization in the 2024 three-month period as compared to the same period of 2023 primarily reflected the decrease in earned premium, as discussed above under the heading "Net Premiums Earned."
Other underwriting and operating expenses primarily include bank fees, professional fees, changes in the allowance for expected credit losses and policyholder dividend expense. Other underwriting and operating expenses remained relatively unchanged for the 2024 three-month period as compared to the same period of 2023.
Underwriting Expense Ratio (the Expense Ratio)
The underwriting expense ratio included the impact of the following:

	Three Months Ended March 31
	2024	2023	Change
Underwriting expense ratio, as reported	33.3%	32.9%	0.4 pts
Less: impact of audit premium on expense ratio	(3.5%)	(2.6%)	0.9 pts
Underwriting expense ratio, excluding the effect of audit premium	36.8%	35.5%	1.3 pts
Excluding the effect of audit premium, the underwriting expense ratio increased for the 2024 three-month period as compared the same period of 2023 driven by the non-renewal of the SPC that assumed both workers' compensation and medical professional liability insurance, which had a lower ceding commission.

Segment Results - Corporate
Our Corporate segment includes our investment operations excluding those reported in our Segregated Portfolio Cell Reinsurance segment as discussed in Note 16 of the Notes to Consolidated Financial Statements in our December 31, 2023 report on Form 10-K. In addition, this segment includes corporate expenses, interest expense, U.S. and U.K. income taxes and non-premium revenues generated outside of our insurance entities. As previously discussed under the heading "ProAssurance Overview," we reorganized our segment reporting in the third quarter of 2023. As a result, the investment results of assets solely allocated to our Lloyd's Syndicate operations and U.K. income taxes which were previously reported in our Lloyd’s Syndicates segment are now reported in our Corporate segment. All prior period segment information has been recast to conform to the current period presentation. See further information regarding our segments in Note 12 of the Notes to Condensed Consolidated Financial Statements.
Segment results for the three months ended March 31, 2023 exclude the change in fair value of contingent consideration associated with the NORCAL acquisition as we do not consider this item in assessing the financial performance of the segment. Segment results for our Corporate segment were net earnings of $22.5 million and $18.4 million for the three months ended March 31, 2024 and 2023, respectively, and included the following:

	Three Months Ended March 31
($ in thousands)	2024	2023	Change
Net investment income	$33,204	$29,890	$3,314	11.1%
Equity in earnings (loss) of unconsolidated subsidiaries	$2,963	$(1,121)	$4,084	364.3%
Net investment gains (losses)	$(1,739)	$752	$(2,491)	(331.3%)
Other income	$3,061	$327	$2,734	836.1%
Operating expense	$8,688	$8,204	$484	5.9%
Interest expense	$5,657	$5,463	$194	3.6%
Income tax expense (benefit)	$692	$(2,172)	$2,864	131.9%
Net Investment Income
Net investment income is primarily derived from the income earned by our fixed maturity securities and also includes dividend income from equity securities, income from our short-term and cash equivalent investments, earnings from other investments and changes in the cash surrender value of BOLI contracts, net of investment fees and expenses.
Net investment income (loss) by investment category was as follows:

	Three Months Ended March 31
($ in thousands)	2024	2023	Change
Fixed maturities	$30,957	$27,020	$3,937	14.6%
Equities	892	807	85	10.5%
Short-term investments, including Other	3,075	3,101	(26)	(0.8%)
BOLI	452	657	(205)	(31.2%)
Investment fees and expenses	(2,172)	(1,695)	(477)	28.1%
Net investment income	$33,204	$29,890	$3,314	11.1%
Fixed Maturities
Income from our fixed maturities increased during the 2024 three-month period as compared to the same period of 2023 driven by higher average book yields as we continue to reinvest at higher rates as our portfolio matures. However, average investment balances were approximately 0.8% lower for the 2024 three-month period as compared to the same period of 2023 as we reduced the rate of reinvestment to allow for additional cash availability, primarily related to operating costs and the repurchase of common shares during the second and third quarters of 2023 pursuant to the existing share repurchase authorization. See additional information on our operating cash flows in the Liquidity section under the heading "Cash Flows."
Average yields for our fixed maturity portfolio were as follows:

	Three Months Ended March 31
	2024	2023
Average income yield	3.3%	2.9%
Average tax equivalent income yield	3.3%	2.9%

BOLI
We hold BOLI policies that are carried at the current cash surrender value of the policies. All insured individuals were members of management at the time the policies were acquired. Income from our BOLI policies decreased for the 2024 three-month period as compared to the same period of 2023 primarily attributable to a decrease in the cash surrender value.
Investment Fees and Expenses
Investment fees and expenses increased for the 2024 three-month period as compared to the same period of 2023 primarily due to the renegotiation of our contracts in 2023.
Equity in Earnings (Loss) of Unconsolidated Subsidiaries
Equity in earnings (loss) of unconsolidated subsidiaries was comprised as follows:

	Three Months Ended March 31
($ in thousands)	2024	2023	Change
All other investments, primarily investment fund LPs/LLCs	$3,066	$(767)	$3,833	499.7%
Tax credit partnerships	(103)	(354)	251	(70.9%)
Equity in earnings (loss) of unconsolidated subsidiaries	$2,963	$(1,121)	$4,084	364.3%
We hold interests in certain LPs/LLCs that generate earnings from trading portfolios, secured debt, debt securities, multi-strategy funds and private equity investments. The performance of the LPs/LLCs is affected by the volatility of equity and credit markets. For our investments in LPs/LLCs, we record our allocable portion of the partnership operating income or loss as the results of the LPs/LLCs become available, typically following the end of a reporting period. Our investment results from our portfolio of investments in LPs/LLCs for the 2024 three-month period as compared to the same period of 2023 increased primarily due to the performance of two LPs/LLCs which reflected higher market valuations during the fourth quarter of 2023.
Our tax credit partnership investments are designed to generate returns in the form of tax credits and tax-deductible project operating losses and are comprised of qualified affordable housing project tax credit partnerships and a historic tax credit partnership. These tax credit partnership investments are reaching the end of their lifecycle, therefore partnership operating losses and tax benefits associated with these investments were nominal in amount for the 2024 and 2023 three-month periods. See additional information on our tax credit partnership investments in Note 3 of the Notes to Condensed Consolidated Financial Statements.

Net Investment Gains (Losses)
The following table provides detailed information regarding our net investment gains (losses).

	Three Months Ended March 31
(In thousands)	2024	2023
Total impairment losses
Corporate debt	$(1,316)	$(2,936)
Asset-backed securities	(194)	3
Portion of impairment losses recognized in other comprehensive income before taxes:
Corporate debt	576	—
Net impairment losses recognized in earnings	(934)	(2,933)
Gross realized gains, available-for-sale fixed maturities	366	79
Gross realized (losses), available-for-sale fixed maturities	(1,099)	(457)
Net realized gains (losses), trading fixed securities	15	(108)
Net realized gains (losses), equity investments	(704)	—
Net realized gains (losses), other investments	1,776	229
Change in unrealized holding gains (losses), trading fixed securities	214	97
Change in unrealized holding gains (losses), equity investments	(249)	2,669
Change in unrealized holding gains (losses), convertible securities, carried at fair value as a part of other investments	(1,119)	1,132
Other	(5)	44
Net investment gains (losses)	$(1,739)	$752
For the three months ended March 31, 2024, we recognized $0.9 million of credit-related impairment losses in earnings related to a corporate bond in the consumer sector as well as an asset-backed security. We recognized non-credit impairment losses in OCI of $0.6 million related to a corporate bond during the 2024 three-month period. For the three months ended March 31, 2023, we recognized credit-related impairment losses in earnings of $2.9 million related to two corporate bonds in the financial sector. We did not recognize any non-credit impairment losses in OCI during the three months ended March 31, 2023.
During the 2024 three-month period, we recognized $1.7 million of net investment losses driven primarily by realized losses from the sale of certain available-for-sale fixed maturities and, to a lesser extent, unrealized holding losses resulting from changes in the fair value of our convertible securities. During the 2023 three-month period, we recognized $0.8 million of net investment gains driven by unrealized holding gains resulting from changes in the fair value of our equity investments and convertible securities.
Other Income
Corporate other income for the three months ended March 31, 2024 as compared to the same period of 2023 was comprised of the following:

	Three Months Ended March 31
($ in thousands)	2024	2023	Change
Foreign currency exchange rate gains (losses)(1)	$1,929	$(824)	$2,753	334.1%
Other	1,132	1,151	(19)	(1.7%)
Total other income	$3,061	$327	$2,734	836.1%
(1) See further information on foreign currency exchange rate gains (losses) in the Executive Summary of Operations section under the heading "Revenues."
Excluding the foreign currency exchange rate gains (losses), other income was relatively unchanged for the 2024 three-month period as compared to the same period of 2023.

Operating Expenses
Corporate segment operating expenses were comprised as follows:

	Three Months Ended March 31
($ in thousands)	2024	2023	Change
Operating expenses	$10,378	$9,918	$460	4.6%
Management fee offset	(1,690)	(1,714)	24	(1.4%)
Total	$8,688	$8,204	$484	5.9%
Operating expenses increased for the 2024 three-month period as compared to the same period of 2023 driven by an increase in compensation-related costs, partially offset by a decrease in professional fees and, to a lesser extent, a decrease in share-based compensation expenses. The increase in compensation-related costs during the 2024 three-month period primarily reflected higher amounts accrued for performance-related incentive plans due to an improvement in the related performance metrics, an increase in salaries due to annual merit adjustments and, to a lesser extent, an increase in employee headcount as we have filled open positions. The decrease in professional fees for the 2024 three-month period primarily reflected a decrease in consulting and temporary personnel fees. The decrease in share-based compensation expenses for the 2024 three-month period was due to the timing of grants of current year share-based awards.
Core domestic operating subsidiaries within our Specialty P&C segment and our Workers' Compensation Insurance segment are charged a management fee by the Corporate segment for services provided to these subsidiaries. The management fee is based on the extent to which services are provided to the subsidiary and the amount of premium written by the subsidiary. Under the arrangement, the expenses associated with such services are reported as expenses of the Corporate segment, and the management fees charged are reported as an offset to Corporate operating expenses. While the terms of the arrangement were generally consistent between 2024 and 2023, fluctuations in the amount of premium written by each subsidiary can result in corresponding variations in the management fee charged to each subsidiary during a particular period.
Interest Expense
Consolidated interest expense for the three months ended March 31, 2024 and 2023 was comprised as follows:

	Three Months Ended March 31
($ in thousands)	2024	2023	Change
Senior Notes due 2023	$—	$3,357	$(3,357)	nm
Contribution Certificates (including accretion)(1)	1,898	1,859	39	2.1%
Revolving Credit Agreement (including fees and amortization)	2,640	247	2,393	968.8%
Term Loan (including fees and amortization)	2,477	—	2,477	nm
(Gain)/loss on cash flow hedges reclassified from AOCI	(1,358)	—	(1,358)	nm
Interest expense	$5,657	$5,463	$194	3.6%
(1) Includes accretion of approximately $0.5 million and $0.4 million for the three months ended March 31, 2024 and 2023, respectively, which is recorded as an increase to interest expense as a result of the difference between the recorded acquisition date fair value and the principal balance of the Contribution Certificates associated with our acquisition of NORCAL.

Consolidated interest expense increased for the three months ended March 31, 2024 as compared to the same period of 2023 due to an increase in the borrowings on our Revolving Credit Agreement and Term Loan to refinance our Senior Notes that matured in November 2023, partially offset by the change in the fair value of our Interest Rate Swaps. The Interest Rate Swaps are designated as highly effective cash flow hedges to manage our exposure to interest rate risk due to variability in the base rates on the borrowings under both the Revolving Credit Agreement and Term Loan. Interest expense on our Revolving Credit Agreement for the three months ended March 31, 2023 primarily reflected unused commitment fees as there were no outstanding borrowings during the period. See further discussion on our outstanding debt in Note 7 of the Notes to Condensed Consolidated Financial Statements and additional information regarding our Interest Rate Swaps is provided in Note 8 of the Notes to Condensed Consolidated Financial Statements.

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

	Three Months Ended March 31
(In thousands)	2024	2023
Consolidated income tax expense (benefit)	$692	$(2,172)
Listed below are the primary factors affecting our consolidated effective tax rate for the three months ended March 31, 2024 and 2023. The comparability of each factor's impact on our effective tax rate is affected by the consolidated pre-tax income recognized during the three months ended March 31, 2024 as compared to the consolidated pre-tax loss recognized during the same period of 2023. Factors that have the same directional impact on income tax expense in each period have an opposite impact on our effective tax rate due to the effective tax rate being calculated based upon the pre-tax income during the three months ended March 31, 2024 versus a pre-tax loss during the same period of 2023. These factors include the following:

	Three Months Ended March 31
	2024		2023
($ in thousands)	Income tax (benefit) expense	Rate Impact	Income tax (benefit) expense	Rate Impact
Computed "expected" tax expense (benefit) at statutory rate	$1,117	21.0%	$(1,753)	21.0%
Tax-exempt income (1)	(249)	(4.7%)	(318)	3.8%
Tax credits	(8)	(0.1%)	(43)	0.5%
Non-U.S. operating results	(287)	(5.4%)	(168)	2.0%
Non-taxable contingent consideration (2)	—	—%	(420)	5.0%
Estimated annual tax rate differential (3)	(680)	(12.8%)	1,431	(17.1%)
State Income Taxes	854	16.1%	(543)	6.5%
Interest Income from IRS refunds	—	—%	(333)	4.0%
Other	(55)	(1.1%)	(25)	0.3%
Total income tax expense (benefit)	$692	13.0%	$(2,172)	26.0%
(1) Includes tax-exempt interest, dividends received deduction and change in cash surrender value of BOLI.
(2) Represents the tax impact of a decrease in the contingent consideration liability issued in connection with the NORCAL acquisition of $2.0 million for the three months ended March 31, 2023, all of which is non-taxable. See further discussion on the contingent consideration in Notes 2 and 6 of the Notes to Condensed Consolidated Financial Statements.
(3) Represents the tax rate differential between our actual effective tax rate for the three months ended March 31, 2024 and 2023 and our projected annual effective tax rate as of March 31, 2024 and March 31, 2023 as calculated under the estimated annual effective tax rate method.
For the three months ended March 31, 2024 and 2023 the provision (benefit) for income taxes and the effective tax rate were determined utilizing the estimated annual effective tax rate method which is based upon our current estimate of our annual effective tax rate at the end of each quarterly reporting period (the projected annual effective tax rate) plus the impact of certain discrete items that are not included in the projected annual effective tax rate. See further discussion on these methods utilized to compute interim taxes in the Critical Accounting Estimates section under the heading "Estimation of Taxes" and in Note 4 of the Notes to Condensed Consolidated Financial Statements.
Our effective tax rates for the 2024 and 2023 three-month periods were different from the statutory federal income tax rate of 21% primarily due to the estimated tax rate differential between our actual effective tax rate in each period and our projected annual effective tax rate as calculated under the estimated annual effective tax rate method and, to a lesser extent, the effects of tax-favored income. Further, our effective tax rate for the 2023 three-month period was impacted by the $2.0 million decrease in the contingent consideration liability related to the NORCAL acquisition, all of which was non-taxable. See further discussion on our contingent consideration in Note 2 and 6 of the Notes to Condensed Consolidated Financial Statements. There were no other individually significant items impacting our effective tax rates for the 2024 and 2023 three-month period.

Our effective tax rate for the 2024 and 2023 three-month periods, as shown in the table above, differed from our projected annual effective tax rate of 17.3% and 19.9%, respectively, due to certain discrete items. When we utilize the estimated annual effective tax rate method, certain items are treated as discrete items and are reflected in the effective tax rate in the period in which they are included in net income (loss). These discrete items decreased our effective tax rate by 4.3% for the 2024 three-month period and increased our effective tax rate by 6.1% for the 2023 three-month period and were comprised of individually insignificant components.

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
The following tables summarize estimated changes in the fair value of our available-for-sale fixed maturity securities for specific hypothetical changes in interest rates by asset class at March 31, 2024 and December 31, 2023. There are principally two factors that determine interest rates on a given security: changes in the level of yield curves and credit spreads. As different asset classes can be affected in different ways by movements in those two factors, we have separated our portfolio by asset class in the following tables.

	Interest Rate Shift in Basis Points
	March 31, 2024
($ in millions)	(200)	(100)	Current	100	200
Fair Value:
Fixed maturities, available-for-sale:
U.S. Treasury obligations	$254	$247	$241	$235	$229
U.S. Government-sponsored enterprise obligations	20	20	19	18	18
State and municipal bonds	516	495	474	455	435
Corporate debt	1,825	1,768	1,714	1,662	1,613
Asset-backed securities	1,160	1,128	1,096	1,064	1,032
Total fixed maturities, available-for-sale	$3,775	$3,658	$3,544	$3,434	$3,327

Duration:
Fixed maturities, available-for-sale:
U.S. Treasury obligations	2.71	2.65	2.59	2.53	2.48
U.S. Government-sponsored enterprise obligations	3.36	3.39	3.42	3.42	3.38
State and municipal bonds	4.13	4.15	4.20	4.25	4.25
Corporate debt	3.23	3.21	3.17	3.13	3.07
Asset-backed securities	2.74	2.88	2.97	3.06	3.10
Total fixed maturities, available-for-sale	3.17	3.20	3.21	3.21	3.20

	Interest Rate Shift in Basis Points
	December 31, 2023
($ in millions)	(200)	(100)	Current	100	200
Fair Value:
Fixed maturities, available-for-sale:
U.S. Treasury obligations	$258	$251	$244	$237	$230
U.S. Government-sponsored enterprise obligations	20	19	19	18	18
State and municipal bonds	492	473	454	436	418
Corporate debt	1,865	1,807	1,751	1,697	1,645
Asset-backed securities	1,090	1,058	1,026	995	963
Total fixed maturities, available-for-sale	$3,725	$3,608	$3,494	$3,383	$3,274

Duration:
Fixed maturities, available-for-sale:
U.S. Treasury obligations	2.95	2.88	2.82	2.76	2.70
U.S. Government-sponsored enterprise obligations	3.46	3.46	3.41	3.35	3.27
State and municipal bonds	3.90	3.97	4.07	4.19	4.30
Corporate debt	3.26	3.25	3.23	3.18	3.12
Asset-backed securities	2.82	2.94	3.03	3.10	3.14
Total fixed maturities, available-for-sale	3.19	3.23	3.25	3.26	3.25
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
At March 31, 2024, our fixed maturities portfolio includes fixed maturities classified as trading securities which do not have a significant amount of exposure to market interest rates or credit spreads.
Our cash and short-term investments at March 31, 2024 were carried at fair value which approximates their cost basis due to their short-term nature. Our cash and short-term investments lack significant interest rate sensitivity due to their short duration.
Debt
We are exposed to interest rate risk due to variability in the base rate on borrowings under our Revolving Credit Agreement and Term Loan. Borrowings under our Revolving Credit Agreement and Term Loan accrue interest at a selected SOFR base rate, adjusted by a margin. To manage our exposure to interest rate risk on any borrowings under these agreements, we entered into two Interest Rate Swaps which effectively fix the base rate on borrowings under the Revolving Credit Agreement and Term Loan to 3.187% and 3.207%, respectively. See further information regarding the Interest Rate Swaps in Note 8 of the Notes to Condensed Consolidated Financial Statements. As of March 31, 2024, the Revolving Credit Agreement and Term Loan each have $125 million in outstanding borrowings. Additional information regarding our debt is provided in Note 10 of the Notes to Consolidated Financial Statements in our December 31, 2023 report on Form 10-K.
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
As of March 31, 2024, 92% of our fixed maturity securities were rated investment grade as determined by NRSROs, such as Fitch, Moody’s and Standard & Poor’s. We believe that this concentration in investment grade securities reduces our exposure to credit risk on our fixed income investments to an acceptable level. However, investment grade securities, in spite of their rating, can rapidly deteriorate and result in significant losses. Ratings published by the NRSROs are one of the tools used to evaluate the creditworthiness of our securities. The ratings reflect the subjective opinion of the rating agencies as to the creditworthiness of the securities; therefore, we may be subject to additional credit exposure should the ratings prove to be unreliable.
We also have exposure to credit risk related to our premiums receivable and receivables from reinsurers; however, to-date we have not experienced any significant amount of credit losses. At March 31, 2024, our premiums receivable was approximately $262 million, net of an allowance for expected credit losses of approximately $8 million. See Note 1 of the Notes to Consolidated Financial Statements in our December 31, 2023 report on Form 10-K for further information on our allowance for expected credit losses related to our premiums receivable. Our receivables from reinsurers (with regard to both paid and unpaid losses) approximated $457 million at March 31, 2024 and $467 million at December 31, 2023. We monitor the credit risk associated with our reinsurers using publicly available financial and rating agency data. We have not historically experienced material credit losses due to the financial condition of a reinsurer, and as of March 31, 2024 our expected credit losses associated with our receivables from reinsurers were nominal in amount.

ITEM 4. CONTROLS AND PROCEDURES.
The principal executive officer and principal financial officer of the Company participated in management’s evaluation of our disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of March 31, 2024. ProAssurance’s disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on that evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, those controls during the quarter.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
See Note 6 of the Notes to Condensed Consolidated Financial Statements.
ITEM 1A. RISK FACTORS.
Our results may differ materially from those we expect and discuss in any forward-looking statements. The principal risk factors that may cause these differences are described in "Item 1A, Risk Factors" in our December 31, 2023 report on Form 10-K and other documents we file with the SEC, such as our current reports on Form 8-K. There have been no material changes to the "Risk Factors" disclosed in Part 1, Item 1A of ProAssurance's December 31, 2023 report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(a)Not applicable.
(b)Not applicable.
(c)Information required by Item 703 of Regulation S-K.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs* (In thousands)
January 1 - January 31, 2024	—	N/A	—	$55,902
February 1 - February 29, 2024	—	N/A	—	$55,902
March 1 - March 31, 2024	—	N/A	—	$55,902
Total	—	$—	—
*Under its current plan begun in November 2010, the Board has authorized $600 million for the repurchase of common shares or the retirement of outstanding debt. This is ProAssurance’s only plan for the repurchase of common shares, and the plan has no expiration date.
ITEM 5. OTHER INFORMATION
During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description
21.1	Amendment to Subsidiaries of ProAssurance Corporation effective March 31, 2024.

31.1	Certification of Principal Executive Officer of ProAssurance as required under SEC rule 13a-14(a).

31.2	Certification of Principal Financial and Accounting Officer of ProAssurance as required under SEC rule 13a-14(a).

32.1	Certification of Principal Executive Officer of ProAssurance as required under SEC Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as amended (18 U.S.C. 1350).

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
May 6, 2024

/s/ Dana S. Hendricks
Dana S. Hendricks
Chief Financial Officer
(Duly authorized officer and principal financial officer)