Form 10-Q
period 2024-06-30
PROASSURANCE CORP
filed 2024-08-08
CIK 1127703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024 or

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
As of August 5, 2024, there were 51,156,383 shares of the registrant’s common stock outstanding.

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

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share data)

	June 30, 2024	December 31, 2023
Assets
Investments
Fixed maturities, available-for-sale, at fair value (amortized cost, $3,852,408 and $3,758,720, respectively; allowance for expected credit losses, $1,602 as of June 30, 2024 and $555 as of December 31, 2023)	$3,583,505	$3,493,597
Fixed maturities, trading, at fair value (cost, $51,939 and $48,449, respectively)	51,782	48,324
Equity investments, at fair value (cost, $145,032 and $164,262, respectively)	128,860	151,295
Short-term investments	219,600	235,785
Business owned life insurance	79,191	78,205
Investment in unconsolidated subsidiaries	283,037	276,756
Other investments (at fair value, $2,224 and $62,604, respectively, otherwise at cost or amortized cost)	6,288	65,819
Total Investments	4,352,263	4,349,781
Cash and cash equivalents	36,877	65,898
Premiums receivable, net (allowance for expected credit losses, $8,120 as of June 30, 2024 and $7,809 as of December 31, 2023)	248,372	235,569
Receivable from reinsurers on paid losses and loss adjustment expenses	7,518	21,122
Receivable from reinsurers on unpaid losses and loss adjustment expenses	447,866	445,573
Prepaid reinsurance premiums	33,517	31,149
Deferred policy acquisition costs	61,041	60,336
Deferred tax asset, net	183,164	186,164
Real estate, net	30,016	29,757
Operating lease ROU assets	16,799	16,275
Intangible assets, net	57,131	60,308
Goodwill	5,500	5,500
Other assets	134,900	124,493
Total Assets	$5,614,964	$5,631,925
Liabilities and Shareholders' Equity
Liabilities
Policy liabilities and accruals
Reserve for losses and loss adjustment expenses	$3,367,540	$3,401,281
Unearned premiums	437,691	433,715
Reinsurance premiums payable	28,491	24,019
Total Policy Liabilities and Accruals	3,833,722	3,859,015
Operating lease liabilities	17,757	17,179
Other liabilities	204,203	216,618
Debt less unamortized debt issuance costs	426,854	427,133
Total Liabilities	4,482,536	4,519,945
Shareholders' Equity
Common shares (par value $0.01 per share, 100,000,000 shares authorized, 63,730,374 and 63,576,932 shares issued, respectively)	637	636
Additional paid-in capital	405,415	403,554
Accumulated other comprehensive income (loss) (net of deferred tax expense (benefit) of ($55,905) and ($55,738), respectively)	(206,037)	(204,489)
Retained earnings	1,402,115	1,381,981
Treasury shares, at cost (12,606,968 shares as of each respective period end)	(469,702)	(469,702)
Total Shareholders' Equity	1,132,428	1,111,980
Total Liabilities and Shareholders' Equity	$5,614,964	$5,631,925
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Changes in Capital (Unaudited)
(In thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance at April 1, 2024	$636	$402,485	$(206,961)	$1,386,607	$(469,702)	$1,113,065
Common shares issued for compensation	1	1,616	—	—	—	1,617
Share-based compensation	—	1,334	—	—	—	1,334
Net effect of restricted and performance shares issued	—	(20)	—	—	—	(20)
Other comprehensive income (loss)	—	—	924	—	—	924
Net income (loss)	—	—	—	15,508	—	15,508
Balance at June 30, 2024	$637	$405,415	$(206,037)	$1,402,115	$(469,702)	$1,132,428

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2023	$636	$403,554	$(204,489)	$1,381,981	$(469,702)	$1,111,980
Common shares issued for compensation	—	570	—	—	—	570
Share-based compensation	—	2,280	—	—	—	2,280
Net effect of restricted and performance shares issued	1	(989)	—	—	—	(988)
Other comprehensive income (loss)	—	—	(1,548)	—	—	(1,548)
Net income (loss)	—	—	—	20,134	—	20,134
Balance at June 30, 2024	$637	$405,415	$(206,037)	$1,402,115	$(469,702)	$1,132,428

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance at April 1, 2023	$635	$398,436	$(255,978)	$1,414,411	$(419,214)	$1,138,290
Common shares reacquired	—	—	—	—	(19,971)	(19,971)
Common shares issued for compensation	—	1,054	—	—	—	1,054
Share-based compensation	—	1,228	—	—	—	1,228
Net effect of restricted and performance shares issued	1	(13)	—	—	—	(12)
Other comprehensive income (loss)	—	—	(11,502)	—	—	(11,502)
Net income (loss)	—	—	—	10,627	—	10,627
Balance at June 30, 2023	$636	$400,705	$(267,480)	$1,425,038	$(439,185)	$1,119,714

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2022	$634	$397,919	$(298,607)	$1,423,286	$(419,214)	$1,104,018
Common shares reacquired	—	—	—	—	(19,971)	(19,971)
Common shares issued for compensation	—	1,064	—	—	—	1,064
Share-based compensation	—	2,374	—	—	—	2,374
Net effect of restricted and performance shares issued	2	(652)	—	—	—	(650)
Dividends to shareholders	—	—	—	(2,701)	—	(2,701)
Other comprehensive income (loss)	—	—	31,127	—	—	31,127
Net income (loss)	—	—	—	4,453	—	4,453
Balance at June 30, 2023	$636	$400,705	$(267,480)	$1,425,038	$(439,185)	$1,119,714
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
Revenues
Net premiums earned	$239,867	$247,862	$484,017	$487,649
Net investment income	36,558	31,650	70,455	61,960
Equity in earnings (loss) of unconsolidated subsidiaries	8,652	6,632	11,616	5,511
Net investment gains (losses):
Impairment losses	9	(43)	(1,501)	(2,976)
Portion of impairment losses recognized in other comprehensive income (loss) before taxes	(474)	—	102	—
Net impairment losses recognized in earnings	(465)	(43)	(1,399)	(2,976)
Other net investment gains (losses)	3,628	2,989	4,294	8,834
Total net investment gains (losses)	3,163	2,946	2,895	5,858
Other income	2,115	2,741	6,070	3,528
Total revenues	290,355	291,831	575,053	564,506
Expenses
Net losses and loss adjustment expenses	186,000	191,058	380,694	396,354
Underwriting, policy acquisition and operating expenses:
Operating expense	46,199	42,177	90,512	77,261
DPAC amortization	33,818	34,799	67,511	67,503
SPC U.S. federal income tax expense (benefit)	249	994	666	1,526
SPC dividend expense (income)	512	3,747	1,119	5,689
Interest expense	5,648	5,502	11,305	10,965
Total expenses	272,426	278,277	551,807	559,298
Income (loss) before income taxes	17,929	13,554	23,246	5,208
Provision for income taxes:
Current expense (benefit)	581	319	18	776
Deferred expense (benefit)	1,840	2,608	3,094	(21)
Total income tax expense (benefit)	2,421	2,927	3,112	755
Net income (loss)	15,508	10,627	20,134	4,453
Other comprehensive income (loss), after tax, net of reclassification adjustments	924	(11,502)	(1,548)	31,127
Comprehensive income (loss)	$16,432	$(875)	$18,586	$35,580
Earnings (loss) per share:
Basic	$0.30	$0.20	$0.39	$0.08
Diluted	$0.30	$0.20	$0.39	$0.08
Weighted average number of common shares outstanding:
Basic	51,060	53,815	51,036	53,900
Diluted	51,225	53,918	51,187	54,017
Cash dividends declared per common share	$—	$—	$—	$0.05
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended June 30
	2024	2023
Operating Activities
Net income (loss)	$20,134	$4,453
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization, net of accretion	9,765	13,631
(Increase) decrease in cash surrender value of BOLI	(986)	816
Net investment (gains) losses	(2,895)	(5,858)
Share-based compensation	2,280	2,374
Deferred income tax expense (benefit)	3,094	(21)
Policy acquisition costs, net of amortization (net deferral)	(705)	(4,851)
Equity in (earnings) loss of unconsolidated subsidiaries	(11,616)	(5,511)
Distributed earnings from unconsolidated subsidiaries	6,121	4,678
Other, net	625	913
Change in:
Premiums receivable	(12,803)	(12,773)
Reinsurance related assets and liabilities	13,415	(11,546)
Other assets	(4,253)	(328)
Reserve for losses and loss adjustment expenses	(33,741)	(50,222)
Unearned premiums	3,976	16,606
Other liabilities	(16,910)	(14,203)
Net cash provided (used) by operating activities	(24,499)	(61,842)
Investing Activities
Purchases of:
Fixed maturities, available-for-sale	(464,055)	(134,223)
Equity investments	(440)	(932)
Other investments	(18,543)	(14,645)
Investment in unconsolidated subsidiaries	(15,963)	(16,072)
Proceeds from sales or maturities of:
Fixed maturities, available-for-sale	360,157	275,630
Equity investments	21,630	1,026
Other investments	78,123	47,257
Net sales or (purchases) of fixed maturities, trading	(3,274)	(2,253)
Return of invested capital from unconsolidated subsidiaries	15,177	16,087
Net sales or maturities (purchases) of short-term investments	19,869	(68,927)
Unsettled security transactions, net change	8,053	2,439
Purchases of capital assets	(2,704)	(2,120)
Other	—	2,659
Net cash provided (used) by investing activities	(1,970)	105,926
Continued on the following page.

	Six Months Ended June 30
	2024	2023
Continued from the previous page.
Financing Activities
Borrowings (repayments) under Revolving Credit Agreement	(1,562)	—
Repurchase of common stock	—	(19,971)
Dividends to shareholders	—	(5,379)
Capital contribution received from (return of capital to) external segregated portfolio cell participants	—	50
Other	(990)	(2,709)
Net cash provided (used) by financing activities	(2,552)	(28,009)
Increase (decrease) in cash and cash equivalents	(29,021)	16,075
Cash and cash equivalents at beginning of period	65,898	29,959
Cash and cash equivalents at end of period	$36,877	$46,034
Significant Non-Cash Transactions
Operating lease liabilities arising from obtaining ROU assets	$1,988	$—
Increase (decrease) in fair value of contingent consideration issued in NORCAL acquisition	$(6,500)	$(4,000)
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2024

1. Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of ProAssurance Corporation, its wholly owned subsidiaries and VIEs in which ProAssurance is the primary beneficiary (ProAssurance, ProAssurance Group, PRA or the Company). See Note 10 for more information on ProAssurance's VIE interests. The financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring adjustments, have been included. ProAssurance’s results for the six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes contained in ProAssurance’s December 31, 2023 report on Form 10-K.
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
Accounting Changes Adopted
The Company did not adopt any new accounting standards during the six months ended June 30, 2024.
Accounting Changes Not Yet Adopted
Disclosure Improvements (ASU 2023-06)
In October 2023, the FASB amended guidance to clarify or improve disclosure and presentation requirements of a variety of topics, which will allow users to more easily compare entities subject to the SEC's existing disclosures with those entities that were not previously subject to the requirements and align the requirements in the Codification with the SEC's regulations. The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X becomes effective, with early adoption prohibited. ProAssurance does not expect the updated guidance will have material effect on the Company's Consolidated Financial Statements and related disclosures.
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
June 30, 2024
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
Fair values of assets measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 are shown in the following tables. Where applicable, the tables also indicate the fair value hierarchy of the valuation techniques utilized to determine those fair values. For some assets, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. When this is the case, the asset is categorized based on the level of the most significant input to the fair value measurement. Assessments of the significance of a particular input to the fair value measurement require judgment and consideration of factors specific to the assets being valued. For more information on the valuation methodologies used regarding securities in the Level 2 and Level 3 categories, see Note 2 of the Notes to Consolidated Financial Statements in ProAssurance’s December 31, 2023 report on Form 10-K.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2024

	June 30, 2024
	Fair Value Measurements Using			Total
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Fixed maturities, available-for-sale
U.S. Treasury obligations	$—	$240,992	$—	$240,992
U.S. Government-sponsored enterprise obligations	—	19,011	—	19,011
State and municipal bonds	—	456,114	—	456,114
Corporate debt, multiple observable inputs	—	1,660,872	—	1,660,872
Corporate debt, limited observable inputs	—	—	66,951	66,951
Residential mortgage-backed securities	—	467,156	—	467,156
Agency commercial mortgage-backed securities	—	7,611	—	7,611
Other commercial mortgage-backed securities	—	238,255	—	238,255
Other asset-backed securities	—	425,819	724	426,543
Fixed maturities, trading	—	51,782	—	51,782
Equity investments
Financial	9,190	2,272	283	11,745
Utilities/Energy	843	—	—	843
Industrial	—	—	3,955	3,955
Bond funds	101,104	—	—	101,104
All other	11,213	—	—	11,213
Short-term investments	130,887	88,713	—	219,600
Other investments	—	1,724	500	2,224
Other assets	—	8,022	—	8,022
Total assets categorized within the fair value hierarchy	$253,237	$3,668,343	$72,413	3,993,993
Assets carried at NAV, which approximates fair value and which are not categorized within the fair value hierarchy, reported as a part of:
Investment in unconsolidated subsidiaries				248,177
Total assets at fair value				$4,242,170

Liabilities:
Other liabilities	$9,430	$—	$—	$9,430
Total liabilities categorized within the fair value hierarchy	$9,430	$—	$—	$9,430

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2024

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
June 30, 2024
Level 3 Valuations
See Note 2 of the Notes to Consolidated Financial Statements in ProAssurance’s December 31, 2023 report on Form 10-K for a summary description of the valuation methodologies used regarding securities in the Level 3 category, by security type.
Quantitative Information Regarding Level 3 Valuations
Below is quantitative information regarding securities in the Level 3 category, by security type:

	Fair Value at
($ in thousands)	June 30, 2024	December 31, 2023	Valuation Technique	Unobservable Input	Range (Weighted Average)
Assets:
Corporate debt, limited observable inputs	$66,951	$82,377	Market Comparable Securities	Comparability Adjustment	0% - 5% (2.5%)
			Discounted Cash Flows	Comparability Adjustment	0% - 5% (2.5%)
Residential mortgage-backed, other commercial mortgage-backed and other asset-backed securities	$724	$4,414	Market Comparable Securities	Comparability Adjustment	0% - 5% (2.5%)
			Discounted Cash Flows	Comparability Adjustment	0% - 5% (2.5%)
Equity investments	$4,238	$5,237	Discounted Cash Flows	Comparability Adjustment	0% - 10% (5%)
Other investments	$500	$5,126	Discounted Cash Flows	Comparability Adjustment	0% - 10% (5%)
Liabilities:
Other liabilities	$—	$6,500	Stochastic Model/Discounted Cash Flows	Weighted Average Cost of Capital	0% - 10% (8%)
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
June 30, 2024
Fair Value Measurements - Level 3 Assets & Liabilities
The following tables present summary information regarding changes in the fair value of assets and liabilities measured using Level 3 inputs.

	June 30, 2024
	Level 3 Fair Value Measurements
	Assets					Liabilities
(In thousands)	Corporate Debt	Asset-backed Securities	Equity Investments	Other Investments	Total Assets	Other Liabilities	Total Liabilities
Balance, March 31, 2024	$66,208	$2,141	$5,234	$742	$74,325	$(6,500)	$(6,500)
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Net investment gains (losses)	—	—	(996)	10	(986)	6,500	6,500
Included in other comprehensive income (loss)	27	6	—	—	33	—	—
Purchases	4,567	—	—	—	4,567	—	—
Sales	(837)	(217)	—	(252)	(1,306)	—	—
Transfers in	—	—	—	—	—	—	—
Transfers out	(3,014)	(1,206)	—	—	(4,220)	—	—
Balance, June 30, 2024	$66,951	$724	$4,238	$500	$72,413	$—	$—
Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets held at period-end	$—	$—	$(996)	$—	$(996)	$—	$—

	June 30, 2024
	Level 3 Fair Value Measurements
	Assets					Liabilities
(In thousands)	Corporate Debt	Asset-backed Securities	Equity Investments	Other Investments	Total Assets	Other Liabilities	Total Liabilities
Balance, December 31, 2023	$82,377	$4,414	$5,237	$5,126	$97,154	$(6,500)	$(6,500)
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Net investment gains (losses)	—	—	(999)	98	(901)	6,500	6,500
Included in other comprehensive income (loss)	(144)	(22)	—	—	(166)	—	—
Purchases	6,768	1,200	—	—	7,968	—	—
Sales	(1,539)	(217)	—	(252)	(2,008)	—	—
Transfers in	—	—	—	—	—	—	—
Transfers out	(20,511)	(4,651)	—	(4,472)	(29,634)	—	—
Balance, June 30, 2024	$66,951	$724	$4,238	$500	$72,413	$—	$—
Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets and liabilities held at period-end	$—	$—	$(999)	$88	$(911)	$—	$—

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2024

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2024

	June 30, 2023
	Level 3 Fair Value Measurements
	Assets					Liabilities
(In thousands)	Corporate Debt	Asset-backed Securities	Equity Investments	Other Investments	Total Assets	Other Liabilities	Total Liabilities
Balance, March 31, 2023	$76,157	$5,054	$2,800	$500	$84,511	$(13,000)	$(13,000)
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Net investment income	(23)	—	—	—	(23)	—	—
Net investment gains (losses)	(3)	—	(737)	—	(740)	2,000	2,000
Included in other comprehensive income (loss)	(142)	(13)	—	—	(155)	—	—
Purchases	4,084	—	3,171	—	7,255	—	—
Sales	(3,595)	(396)	—	—	(3,991)		—
Transfers out	(9,084)	(3,416)	—	—	(12,500)	—	—
Balance, June 30, 2023	$67,394	$1,229	$5,234	$500	$74,357	$(11,000)	$(11,000)
Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets held at period-end	$—	$—	$(737)	$—	$(737)	$—	$—

	June 30, 2023
	Level 3 Fair Value Measurements
	Assets					Liabilities
(In thousands)	Corporate Debt	Asset-backed Securities	Equity Investments	Other Investments	Total Assets	Other Liabilities	Total Liabilities
Balance, December 31, 2022	$63,973	$2,954	$2,803	$1,783	$71,513	$(15,000)	$(15,000)
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Net investment income (loss)	(23)	—	—	—	(23)	—	—
Net investment gains (losses)	13	—	(740)	—	(727)	3,000	3,000
Operating expense	—	—	—	—	—	1,000	1,000
Included in other comprehensive income (loss)	67	26	—	—	93	—	—
Purchases	10,406	1,863	3,171	—	15,440	—	—
Sales	(4,027)	(396)	—	—	(4,423)	—	—
Transfers in	11,220	1,779	—	—	12,999	—	—
Transfers out	(14,235)	(4,997)	—	(1,283)	(20,515)	—	—
Balance, June 30, 2023	$67,394	$1,229	$5,234	$500	$74,357	$(11,000)	$(11,000)
Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets and liabilities held at period-end	$—	$—	$(740)	$—	$(740)	$—	$—

Transfers
Transfers shown in the preceding Level 3 tables were as of the end of the period in which the transfer occurred. All transfers were to or from Level 2.
All transfers in and out of Level 3 during the three and six months ended June 30, 2024 and 2023 related to securities held for which the level of market activity for identical or nearly identical securities varies from period to period. The securities were valued using multiple observable inputs when those inputs were available; otherwise the securities were valued using limited observable inputs.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2024
Fair Values Not Categorized
At June 30, 2024 and December 31, 2023, certain LPs/LLCs and investment funds measure fund assets at fair value on a recurring basis and provide a NAV for ProAssurance's interest. The carrying value of these interests is based on the NAV provided and was considered to approximate the fair value of the interests. For investment in unconsolidated subsidiaries, ProAssurance recognizes any changes in the NAV of its interests in equity in earnings (loss) of unconsolidated subsidiaries during the period of change. In accordance with GAAP, the fair value of these investments was not classified within the fair value hierarchy. The amount of ProAssurance's unfunded contractual commitments related to these investments as of June 30, 2024 and fair values of these investments as of June 30, 2024 and December 31, 2023 were as follows:

	Unfunded Contractual Commitments	Fair Value
(In thousands)	June 30, 2024	June 30, 2024	December 31, 2023
Investment in unconsolidated subsidiaries:
Private debt funds (1)	$4,529	$16,991	$19,886
Long/short equity funds (2)	None	4,198	4,497
Non-public equity funds (3)	$33,308	115,167	111,251
Credit funds (4)	$30,593	55,503	55,740
Strategy focused funds (5)	$50,090	56,318	54,081
Total investments carried at NAV		$248,177	$245,455
Below is additional information regarding each of the investments listed in the table above as of June 30, 2024.
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

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2024
Nonrecurring Fair Value Measurement
ProAssurance did not have any assets or liabilities that were measured at fair value on a nonrecurring basis at June 30, 2024 or December 31, 2023.
Financial Instruments - Methodologies Other Than Fair Value
The following table provides the estimated fair value of the Company's financial instruments that, in accordance with GAAP for the type of investment, are measured using a methodology other than fair value. Fair values provided primarily fall within the Level 3 fair value category.

	June 30, 2024		December 31, 2023
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
BOLI	$79,191	$79,191	$78,205	$78,205
Other investments	$4,064	$4,064	$3,215	$3,215
Other assets	$34,237	$34,237	$33,231	$33,221
Financial liabilities:
Revolving Credit Agreement*	$125,000	$125,000	$125,000	$125,000
Term Loan*	$123,438	$123,438	$125,000	$125,000
Contribution Certificates	$180,345	$151,491	$179,387	$149,782
Other liabilities	$32,926	$32,926	$32,043	$32,043
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
Other assets and other liabilities primarily consisted of related investment assets and liabilities associated with funded deferred compensation agreements. The fair value of the funded deferred compensation assets was based upon quoted market prices, which is categorized as a Level 1 valuation, and had a fair value of $33.3 million and $32.3 million at June 30, 2024 and December 31, 2023, respectively. Other assets also included an unsecured note receivable. The fair value of the note receivable was based on the present value of expected cash flows from the note receivable, discounted at market rates on the valuation date for receivables with similar credit standings and similar payment structures. Other liabilities primarily consisted of liabilities associated with funded deferred compensation agreements. The reported balance is determined based on the amount of elective deferrals and employer contributions adjusted for periodic changes in the fair value of the participant balances based on the performance of the funds selected by the participants and had a fair value of $32.9 million and $32.0 million at June 30, 2024 and December 31, 2023, respectively.
The fair value of the debt was estimated based on the present value of expected future cash outflows, discounted at rates available on the valuation date for similar debt issued by entities with a similar credit standing to ProAssurance.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2024
3. Investments
Available-for-sale fixed maturities at June 30, 2024 and December 31, 2023 included the following:

	June 30, 2024
(In thousands)	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities, available-for-sale
U.S. Treasury obligations	$257,840	$—	$43	$16,891	$240,992
U.S. Government-sponsored enterprise obligations	19,953	—	—	942	19,011
State and municipal bonds	484,607	—	1,346	29,839	456,114
Corporate debt	1,862,233	1,210	2,073	135,273	1,727,823
Residential mortgage-backed securities	526,512	203	1,473	60,626	467,156
Agency commercial mortgage-backed securities	8,575	—	—	964	7,611
Other commercial mortgage-backed securities	257,338	—	179	19,262	238,255
Other asset-backed securities	435,350	189	870	9,488	426,543
	$3,852,408	$1,602	$5,984	$273,285	$3,583,505

	December 31, 2023
(In thousands)	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities, available-for-sale
U.S. Treasury obligations	$259,834	$—	$165	$16,474	$243,525
U.S. Government-sponsored enterprise obligations	19,752	—	2	1,030	18,724
State and municipal bonds	482,367	—	1,885	29,871	454,381
Corporate debt	1,883,308	—	4,025	136,759	1,750,574
Residential mortgage-backed securities	481,267	211	2,876	53,795	430,137
Agency commercial mortgage-backed securities	9,369	—	5	987	8,387
Other commercial mortgage-backed securities	210,469	151	60	20,904	189,474
Other asset-backed securities	412,354	193	1,104	14,870	398,395
	$3,758,720	$555	$10,122	$274,690	$3,493,597

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2024
The recorded cost basis and estimated fair value of available-for-sale fixed maturities at June 30, 2024, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total Fair Value
Fixed maturities, available-for-sale
U.S. Treasury obligations	$257,840	$35,067	$175,615	$27,758	$2,552	$240,992
U.S. Government-sponsored enterprise obligations	19,953	6,896	9,645	501	1,969	19,011
State and municipal bonds	484,607	33,991	155,611	152,740	113,772	456,114
Corporate debt	1,862,233	178,112	899,775	553,557	96,379	1,727,823
Residential mortgage-backed securities	526,512					467,156
Agency commercial mortgage-backed securities	8,575					7,611
Other commercial mortgage-backed securities	257,338					238,255
Other asset-backed securities	435,350					426,543
	$3,852,408					$3,583,505
Excluding obligations of the U.S. Government, U.S. Government-sponsored enterprises and a U.S. Government obligations money market fund, no investment in any entity or its affiliates exceeded 10% of shareholders’ equity at June 30, 2024.
Cash and securities with a carrying value of $51.9 million at June 30, 2024 were on deposit with various state insurance departments to meet regulatory requirements. ProAssurance also held securities with a carrying value of $69.2 million at June 30, 2024 that are pledged as collateral security for advances under the Company's borrowing relationships with FHLBs.
As a member of Lloyd's, ProAssurance is required to maintain capital at Lloyd's, referred to as FAL, to support the Company's previous participation in underwriting years that remain open at Syndicate 1729. At June 30, 2024, the fair value of ProAssurance's FAL investments was $16.9 million and were comprised of investment securities, primarily short-term investments, and cash and cash equivalents on deposit with Lloyd's, in order to satisfy these FAL requirements. During the second quarter of 2024, the Company received a return of approximately $5.2 million of cash from its FAL balances due to lower capital requirements for the 2023 underwriting year.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2024
Investments Held in a Loss Position
The following tables provide summarized information with respect to investments held in an unrealized loss position at June 30, 2024 and December 31, 2023, including the length of time the investment had been held in a continuous unrealized loss position.

	June 30, 2024
	Total		Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Loss	Value	Loss	Value	Loss
Fixed maturities, available-for-sale
U.S. Treasury obligations	$227,781	$16,891	$45,217	$1,329	$182,564	$15,562
U.S. Government-sponsored enterprise obligations	19,011	942	7,375	225	11,636	717
State and municipal bonds	370,653	29,839	86,490	4,416	284,163	25,423
Corporate debt	1,501,075	135,273	477,006	34,389	1,024,069	100,884
Residential mortgage-backed securities	375,776	60,626	171,829	17,320	203,947	43,306
Agency commercial mortgage-backed securities	7,611	964	2,556	332	5,055	632
Other commercial mortgage-backed securities	219,756	19,262	99,039	7,258	120,717	12,004
Other asset-backed securities	262,488	9,488	152,069	3,344	110,419	6,144
	$2,984,151	$273,285	$1,041,581	$68,613	$1,942,570	$204,672

	December 31, 2023
	Total		Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Loss	Value	Loss	Value	Loss
Fixed maturities, available-for-sale
U.S. Treasury obligations	$213,634	$16,474	$32,925	$1,364	$180,709	$15,110
U.S. Government-sponsored enterprise obligations	18,428	1,030	4,128	242	14,300	788
State and municipal bonds	378,313	29,871	48,960	2,287	329,353	27,584
Corporate debt	1,524,940	136,759	84,221	5,054	1,440,719	131,705
Residential mortgage-backed securities	313,082	53,795	74,463	10,271	238,619	43,524
Agency commercial mortgage-backed securities	7,955	987	212	1	7,743	986
Other commercial mortgage-backed securities	184,416	20,904	18,092	1,140	166,324	19,764
Other asset-backed securities	293,447	14,870	30,115	867	263,332	14,003
	$2,934,215	$274,690	$293,116	$21,226	$2,641,099	$253,464
As of June 30, 2024, excluding U.S. Government or U.S. Government-sponsored enterprise obligations, there were 2,565 debt securities (64.2% of all available-for-sale fixed maturity securities held) in an unrealized loss position representing 1,322 issuers. The greatest and second greatest unrealized loss positions among those securities were approximately $5.4 million and $3.4 million, respectively. The securities were evaluated for impairment as of June 30, 2024.
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
June 30, 2024
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
Fixed maturity securities held in an unrealized loss position at June 30, 2024, excluding asset-backed securities, have paid all scheduled contractual payments and are expected to continue. Expected future cash flows of asset-backed securities, excluding those issued by GNMA, FNMA and FHLMC, held in an unrealized loss position were estimated as part of the June 30, 2024 impairment evaluation using the most recently available six-month historical performance data for the collateral (loans) underlying the security or, if historical data was not available, sector based assumptions, and equaled or exceeded the current amortized cost basis of the security.
The following tables present a roll forward of the allowance for expected credit losses on available-for-sale fixed maturities for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30, 2024
(In thousands)	Corporate Debt	Residential mortgage-backed securities	Other asset-backed securities	Total
Balance, at April 1, 2024	$740	$207	$190	$1,137
Additional credit losses related to securities for which:
An allowance for credit losses was recorded in a previous period	470	—	—	470
Reductions related to:
Securities sold during the period	—	(4)	(1)	(5)
Balance, at June 30, 2024	$1,210	$203	$189	$1,602

	Six Months Ended June 30, 2024
(In thousands)	Corporate Debt	Residential mortgage-backed securities	Other commercial mortgage-backed securities	Other asset-backed securities	Total
Balance, at December 31, 2023	$—	$211	$151	$193	$555
Additional credit losses related to securities for which:
No allowance for credit losses has been previously recognized	740	—	—	—	740
An allowance for credit losses was recorded in a previous period	470	—	—	—	470
Reductions related to:
Securities sold during the period	—	(8)	(151)	(4)	(163)
Balance, at June 30, 2024	$1,210	$203	$—	$189	$1,602

	Three Months Ended June 30, 2023
(In thousands)	Residential mortgage-backed securities	Other asset-backed securities	Total
Balance, at April 1, 2023	$227	$197	$424
Reductions related to:
Securities sold during the period	(4)	(1)	(5)
Balance, at June 30, 2023	$223	$196	$419

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2024

	Six Months Ended June 30, 2023
(In thousands)	Residential mortgage-backed securities	Other asset-backed securities	Total
Balance, at December 31, 2022	$229	$198	$427
Reductions related to:
Securities sold during the period	(6)	(2)	(8)
Balance, at June 30, 2023	$223	$196	$419
Other information regarding sales and purchases of fixed maturity available-for-sale securities is as follows:

	Three Months Ended June 30		Six Months Ended June 30
(In millions)	2024	2023	2024	2023
Proceeds from sales (exclusive of maturities and paydowns)	$41.2	$19.6	$58.3	$23.4
Purchases	$233.6	$65.4	$464.1	$134.2
Net Investment Income
Net investment income (loss) by investment category was as follows:

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2024	2023	2024	2023
Fixed maturities	$33,607	$27,951	$65,058	$55,278
Equities	1,164	1,105	2,056	1,912
Short-term investments, including Other	3,140	4,034	6,551	7,384
BOLI	534	459	986	1,116
Investment fees and expenses	(1,887)	(1,899)	(4,196)	(3,730)
Net investment income	$36,558	$31,650	$70,455	$61,960
Investment in Unconsolidated Subsidiaries
ProAssurance's investment in unconsolidated subsidiaries were as follows:

	June 30, 2024	Carrying Value
(In thousands)	Percentage Ownership	June 30, 2024	December 31, 2023
Qualified affordable housing project tax credit partnerships	See below	$750	$666
All other investments, primarily investment fund LPs/LLCs	See below	282,287	276,090
		$283,037	$276,756
Qualified affordable housing project tax credit partnership interests held by ProAssurance generate investment returns by providing tax benefits to fund investors in the form of tax credits and project operating losses. The carrying value of these investments reflects ProAssurance's total commitments (both funded and unfunded) to the partnerships, less any amortization. At June 30, 2024 and December 31, 2023, ProAssurance did not have an ownership percentage greater than 20% in any tax credit partnership interests. Since ProAssurance has the ability to exert influence over the partnerships but does not control them, all are accounted for using the equity method. See further discussion of the entities in which ProAssurance holds passive interests in Note 10.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2024
ProAssurance holds interests in investment fund LPs/LLCs and other equity method investments and LPs/LLCs which are not considered to be investment funds. ProAssurance's ownership percentage relative to four of the LPs/LLCs is greater than 25% at June 30, 2024 and December 31, 2023 which is likely to be reduced as the funds mature and other investors participate in the funds; these investments had a carrying value of $24.0 million at June 30, 2024 and $23.0 million at December 31, 2023. ProAssurance's ownership percentage relative to the remaining investments and LPs/LLCs is less than 25%; these interests had a carrying value of $258.3 million at June 30, 2024 and $253.1 million at December 31, 2023. ProAssurance does not have the ability to exert control over any of these funds.
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

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2024	2023	2024	2023
Qualified affordable housing project tax credit partnerships
Losses (gains) recorded	$(391)	$1,511	$(288)	$1,865
Tax credits recognized	$8	$29	$16	$72
ProAssurance accounts for its tax credit partnership investments under the equity method of accounting and records its allocable portion of the operating losses of the underlying properties based on estimates provided by the partnerships. For the Company's qualified affordable housing project tax credit partnerships, it adjusts its estimates of their allocable portion of operating losses periodically as actual operating results of the underlying properties become available. The primary benefits of tax credits and tax-deductible operating losses from the historic tax credit partnerships are earned in a short period with potential for additional cash flows extending over several years. For the three and six months ended June 30, 2024 and 2023, the Company generated a nominal amount of tax credits from its tax credit partnership investments, which were deferred and are expected to be utilized in future periods. As of June 30, 2024, the Company had approximately $52.7 million of available tax credit carryforwards generated from its investments in tax credit partnerships which they expect to utilize in future periods.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2024
Net Investment Gains (Losses)
Realized investment gains and losses are recognized on the first-in, first-out basis. The following table provides detailed information regarding net investment gains (losses):

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2024	2023	2024	2023
Total impairment losses:
Corporate debt	$4	$(48)	$(1,312)	$(2,984)
Asset-backed securities	5	5	(189)	8
Portion of impairment losses recognized in other comprehensive income before taxes:
Corporate debt	(474)	—	102	—
Net impairment losses recognized in earnings	(465)	(43)	(1,399)	(2,976)
Gross realized gains, available-for-sale fixed maturities	306	460	672	539
Gross realized (losses), available-for-sale fixed maturities	(970)	(767)	(2,069)	(1,224)
Net realized gains (losses), trading fixed maturities	(2)	2	13	(106)
Net realized gains (losses), equity investments	2,195	17	1,939	101
Net realized gains (losses), other investments	(2,357)	(2,115)	(581)	(1,886)
Change in unrealized holding gains (losses), trading fixed maturities	(44)	54	170	151
Change in unrealized holding gains (losses), equity investments	(3,991)	(1,130)	(3,217)	2,616
Change in unrealized holding gains (losses), convertible securities, carried at fair value	1,725	2,929	606	4,061
Other(1)	6,766	3,539	6,761	4,582
Net investment gains (losses)	$3,163	$2,946	$2,895	$5,858
(1) Includes a gain of $6.5 million related to the decrease in the contingent consideration liability during the 2024 three- and six-month periods. For the 2023 three- and six-month periods, includes a gain of $2.0 million and $3.0 million, respectively, related to the decrease in the contingent consideration liability. See further discussion on the contingent consideration in Note 2 and Note 6 and discussion on the Company's accounting policy in Note 1 in its December 31, 2023 report on Form 10-K.

For the three and six months ended June 30, 2024, ProAssurance recognized $0.5 million and $1.4 million of credit-related impairment losses in earnings, respectively. For the three months ended June 30, 2024, the Company recognized a reversal of non-credit impairment losses in OCI of $0.5 million due to changes in projected future cash flows related to a corporate bond in the consumer sector. For the three and six months ended June 30, 2023, ProAssurance recognized a nominal amount and $3.0 million of credit-related impairment losses in earnings, respectively, related to two corporate bonds in the financial sector. The Company did not recognize any non-credit impairment losses in OCI during the three and six months ended June 30, 2023.
The following table presents a roll forward of cumulative credit losses recorded in earnings related to impaired debt securities for which a portion of the impairment was recorded in OCI.

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2024	2023	2024	2023
Balance beginning of period	$797	$57	$57	$57
Additional credit losses recognized during the period, related to securities for which:
No impairment has been previously recognized	—	—	740	—
Impairment has been previously recognized	470	—	470	—
Balance June 30	$1,267	$57	$1,267	$57

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2024
4. Income Taxes
For interim periods, ProAssurance generally utilizes the estimated annual effective tax rate method under which the Company determines its provision (benefit) for income taxes based on the current estimate of its annual effective tax rate. If application of the estimated annual effective tax rate method is impractical and does not provide a reliable estimate of the annual effective tax rate, the Company would utilize the discrete effective tax rate method. For the three and six months ended June 30, 2024 and 2023, the Company utilized the estimated annual effective tax rate method. Under this method, items which are unusual, infrequent, or that cannot be reliably estimated are considered in the effective tax rate in the period in which the item is included in income, and are referred to as discrete items. For the three and six months ended June 30, 2024 and 2023, the provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income (loss) before income taxes primarily due to the decrease in the contingent consideration liability related to the NORCAL acquisition, all of which was non-taxable. See further discussion on the Company's contingent consideration in Note 2 and Note 6.
ProAssurance had a liability for U.S. federal and U.K. income taxes carried as a part of other liabilities of $3.6 million as of June 30, 2024 and $4.0 million as of December 31, 2023. At June 30, 2024 and December 31, 2023, the liability for unrecognized tax benefits, which is included in the total liability for U.S. federal and U.K. income taxes, was $5.5 million and $5.3 million, respectively, which included an accrued liability for interest of approximately $0.7 million and $0.5 million, respectively.
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
Activity in the reserve for losses and loss adjustment expenses is summarized as follows:

(In thousands)	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023	Year Ended December 31, 2023
Balance, beginning of year	$3,401,281	$3,471,147	$3,471,147
Less reinsurance recoverables on unpaid losses and loss adjustment expenses	445,573	431,889	431,889
Net balance, beginning of year	2,955,708	3,039,258	3,039,258
Net losses:
Current year	387,630	395,632	794,848
(Favorable) unfavorable development of reserves established in prior years, net(1)	(6,936)	722	5,646
Total	380,694	396,354	800,494
Paid related to:
Current year	(33,436)	(33,129)	(101,996)
Prior years	(383,292)	(407,118)	(782,048)
Total paid	(416,728)	(440,247)	(884,044)
Net balance, end of period	2,919,674	2,995,365	2,955,708
Plus reinsurance recoverables on unpaid losses and loss adjustment expenses	447,866	425,560	445,573
Balance, end of period	$3,367,540	$3,420,925	$3,401,281

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2024
(1) Net prior year reserve development recognized for the six months ended June 30, 2024 and 2023 as well as the year ended December 31, 2023 included $3.3 million, $5.0 million and $8.3 million, respectively, of amortization of the purchase accounting fair value adjustment on NORCAL's assumed net reserve and amortization of the negative VOBA associated with NORCAL's DDR reserve which is recorded as a reduction to prior accident year net losses and loss adjustment expenses.
Estimating liability reserves is complex and requires the use of many assumptions. As time passes and ultimate losses for prior years are either known or become subject to a more precise estimation, ProAssurance increases or decreases the reserve estimates established in prior periods.
The consolidated net favorable prior year reserve development recognized for the six months ended June 30, 2024 primarily reflected:
•Net favorable development recognized in the Specialty P&C segment of $7.4 million driven primarily by $2.5 million of net favorable development in each of the segment's MPL and Medical Technology Liability lines of business, principally related to accident years 2017 and prior.
•Consolidated net favorable loss development recognized in the six months ended June 30, 2024 was partially offset by unfavorable reserve development of $0.9 million attributable to the Company's Lloyd’s Syndicates operations in the Specialty P&C segment and net unfavorable reserve development of $0.5 million recognized in the Segregated Portfolio Cell Reinsurance segment. The net unfavorable development in the Segregated Portfolio Cell Reinsurance segment includes favorable development related to workers' compensation business of $0.9 million that was more than offset by unfavorable development of $1.4 million related to medical professional liability business due to higher than expected claim frequency in one program in which the Company does not participate in the underwriting results.
For additional information regarding ProAssurance's prior year reserve development recognized for the six months ended June 30, 2023 and the year ended December 31, 2023, see Note 5 of the Notes to Condensed Consolidated Financial Statements included in ProAssurance's June 30, 2023 report on Form 10-Q and Note 7 of the Notes to Consolidated Financial Statements included in ProAssurance's December 31, 2023 report on Form 10-K, respectively.
6. Commitments and Contingencies
ProAssurance is involved in various legal actions related to insurance policies and claims handling including, but not limited to, claims asserted by policyholders. These types of legal actions arise in the Company's ordinary course of business and, in accordance with GAAP for insurance entities, are considered as a part of the Company's loss reserving process, which is described in detail under the heading "Losses and Loss Adjustment Expenses" in the Accounting Policies section in Note 1 of the Notes to Consolidated Financial Statements in ProAssurance's December 31, 2023 report on Form 10-K. ProAssurance also has other direct actions against the Company unrelated to its claims activity which are evaluated and accounted for as a part of other liabilities. For these corporate legal actions, the Company evaluates each case separately and establishes what it believes is an appropriate reserve based on GAAP guidance related to contingent liabilities. As of June 30, 2024, there were no material reserves established for corporate legal actions.
As a member of Lloyd's, ProAssurance has obligations to Syndicate 1729 including FAL requirements. ProAssurance provides FAL to support its previous participation in underwriting years that remain open at Syndicate 1729, which is comprised of investment securities, primarily short-term investments, and cash and cash equivalents deposited with Lloyd's, with a total fair value of approximately $16.9 million at June 30, 2024 (see Note 3). During the second quarter of 2024, the Company received a return of approximately $5.2 million of cash from its FAL balances due to lower capital requirements for the 2023 underwriting year.
ProAssurance has entered into financial instrument transactions that may present off-balance sheet credit risk or market risk. These transactions include a short-term loan commitment and commitments to provide funding to non-public investment entities. Under the short-term loan commitment, ProAssurance has agreed to advance funds on a 30 day basis to a counterparty provided there is no violation of any condition established in the contract. As of June 30, 2024, ProAssurance had total funding commitments related to non-public investment entities as well as the short-term loan commitment of approximately $152.9 million which included the amount at risk if the full short-term loan is extended and the counterparties default. However, the credit risk associated with the short-term loan commitment is minimal as the counterparties to the contract are highly rated commercial institutions and to-date have been performing in accordance with their contractual obligations. As such, ProAssurance’s expected credit losses associated with this short-term loan commitment were nominal in amount as of June 30, 2024.
The purchase consideration in the NORCAL acquisition included contingent consideration. NORCAL policyholders who elected to receive NORCAL stock and tender it to ProAssurance are eligible for a share of contingent consideration in an

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2024
amount of up to approximately $84 million. As defined in the purchase agreement, the contingent consideration is dependent upon the after-tax development of NORCAL's ultimate net losses for accident years ended on or before December 31, 2020 determined as of December 31, 2023 by a mutually agreed upon independent actuarial consultant. In June 2024, the independent actuarial consulting firm completed its estimate, and based on that estimate no additional consideration is due. The Committee appointed by NORCAL prior to the close of the acquisition reviewed the work of the independent actuarial consultant and accepted the conclusion that no additional consideration is due; therefore, the liability was reduced to zero as of June 30, 2024. As of December 31, 2023, the contingent consideration liability was $6.5 million carried at fair value utilizing a stochastic model. As of December 31, 2023, the remaining uncertainty around the analysis to be performed by the independent actuary was a significant component in the determination of the fair value of the liability. See further discussion around the contingent consideration in Note 2.
7. Debt
ProAssurance’s outstanding debt consisted of the following:

($ in thousands)	June 30, 2024	December 31, 2023
Contribution Certificates due 2031, interest at 3.0% (effective interest rate at 4.35%) paid annually in April	$180,345	$179,387
Revolving Credit Agreement, outstanding borrowings are not permitted to exceed $300 million aggregately, including a $50 million accordion feature; Revolving Credit Agreement expires in 2028. The effective interest rate was 7.56% as of June 30, 2024	125,000	125,000
Term Loan, principal repayments in quarterly installments began June 30, 2024; Term Loan expires in 2028. The effective interest rate was 7.68% as of June 30, 2024	123,438	125,000
Total principal	428,783	429,387
Less unamortized debt issuance costs	1,929	2,254
Debt less unamortized debt issuance costs	$426,854	$427,133
Covenant Compliance
There are no financial covenants associated with the Contribution Certificates due 2031.
The Revolving Credit Agreement contains customary representations, covenants and events constituting default, and remedies for default, as previously discussed. As of June 30, 2024, ProAssurance is in compliance with all covenants of the Revolving Credit Agreement.
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
To manage the Company's exposure to variability in cash flows of forecasted interest payments attributable to variability in the selected base rates on borrowings under both the Revolving Credit Agreement and Term Loan, ProAssurance entered into two forward-starting interest rate swap agreements ("Interest Rate Swaps") on May 2, 2023, each with an effective date of December 29, 2023 and a maturity date of March 31, 2028. As ProAssurance's Interest Rate Swaps are designated and qualify as highly effective cash flow hedges, changes in the fair value of the Interest Rate Swaps are recorded in AOCI, net of tax, and are reclassified into earnings when the hedged cash flows impact earnings. The Interest Rate Swap hedging the variability in cash flows associated with interest payments on the Revolving Credit Agreement will have a constant $125 million notional amount throughout the term of the swap, while the Interest Rate Swap hedging the variability in cash flows associated with interest payments on the Term Loan will have an amortizing $125 million notional amount, which is designed to match the outstanding principal on the Term Loan throughout the term of the swap. Borrowings under the Revolving Credit Agreement

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2024
and Term Loan will accrue interest at a selected base rate, adjusted by a margin. The Interest Rate Swaps effectively fix the base rate on borrowings under the Revolving Credit Agreement and Term Loan to 3.187% and 3.207%, respectively. The margin component of the interest rate, which can vary from 0% to 2.375%, will remain variable and is based on ProAssurance’s debt to capitalization ratio. As of June 30, 2024, the margin component of the interest rate on the outstanding borrowings under the Revolving Credit Agreement and Term Loan was 2.23% and 2.35%, respectively, based on ProAssurance's debt to capitalization ratio as of March 31, 2024 resulting in a total interest rate of 5.42% and 5.56%, respectively, including the effect of the Interest Rate Swaps on the base rate. Additional information regarding the Company's Revolving Credit Agreement and Term Loan is provided in Note 10 of the Notes to Consolidated Financial Statements included in ProAssurance's December 31, 2023 report on Form 10-K.
ProAssurance received cash collateral from the counterparty to secure the net present value of future cash flows associated with the Interest Rate Swaps which is reflected as a component of other liabilities on the Condensed Consolidated Balance Sheet. Those cash collateral balances were $9.4 million and $4.0 million at June 30, 2024 and December 31, 2023, respectively.
The following table provides a summary of the volume and fair value position of the Interest Rate Swaps as well as the reporting location in the Condensed Consolidated Balance Sheet as of June 30, 2024 and December 31, 2023.

($ in thousands)		June 30, 2024			December 31, 2023
Derivatives Designated and Qualifying as Cash Flow Hedging Instruments	Location in the Condensed Consolidated Balance Sheets	Number of Instruments	Aggregate Notional Amount(1)	Estimated Fair Value(2)	Number of Instruments	Aggregate Notional Amount(1)	Estimated Fair Value(2)
Interest Rate Swaps	Other Assets	2	$248,438	$8,022	2	$250,000	$3,876
(1) Volume is represented by the derivative instruments' notional amount.
(2) Additional information regarding the fair value of the Company's Interest Rate Swaps is provided in Note 2.
For the three and six months ended June 30, 2024, ProAssurance reclassified a gain on the Interest Rate Swaps from AOCI, net of tax, into earnings as shown in the table below:

		Qualifying Cash Flow Hedges - Gains (Losses) Reclassified from AOCI, net of tax, to Earnings
(In thousands)		Three Months Ended June 30		Six Months Ended June 30
Derivatives Designated as Hedging Instruments	Location in the Condensed Consolidated Statements of Income and Comprehensive Income	2024	2023	2024	2023
Interest Rate Swaps	Interest Expense	$1,051	$—	$2,124	$—

At June 30, 2024, management estimates that it will reclassify approximately $4.3 million of pre-tax net gains on the Interest Rate Swaps from AOCI to earnings over the next twelve months, which will be recorded to interest expense. See additional information on gains or losses related to the Interest Rate Swaps reported as a component of AOCI in Note 9.
As a result of the Interest Rate Swaps, ProAssurance is exposed to risk that the counterparty will fail to meet its contractual obligations. To mitigate this counterparty credit risk, ProAssurance only enters into derivative contracts with carefully selected major financial institutions based upon their credit ratings and monitors their creditworthiness. As of June 30, 2024, the counterparty had an investment grade rating of A and has performed in accordance with their contractual obligations.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2024
9. Shareholders’ Equity
At June 30, 2024 and December 31, 2023, ProAssurance had 100 million shares of authorized common stock and 50 million shares of authorized preferred stock. The Board has the authority to determine provisions for the issuance of preferred shares, including the number of shares to be issued, the designations, powers, preferences and rights, and the qualifications, limitations or restrictions of such shares.
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
At June 30, 2024, Board authorizations for the repurchase of common shares or the retirement of outstanding debt of $55.9 million remained available for use. ProAssurance did not repurchase any common shares during the three and six months ended June 30, 2024. ProAssurance repurchased approximately 1.4 million common shares at a cost of $20.0 million during the second quarter of 2023.
Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)
The following tables provide a detailed breakout of the components of AOCI and the amounts reclassified from AOCI to net income (loss). The tax effects of all amounts in the tables below, except for an immaterial amount of unrealized gains and losses on available-for-sale securities held at the Company's U.K. subsidiary, were computed using the enacted U.S. federal corporate tax rate of 21%. OCI included a deferred tax benefit of $0.2 million for the three and six months ended June 30, 2024 and a deferred tax benefit of $2.7 million and deferred tax expense of $8.1 million for the three and six months ended June 30, 2023, respectively.
The changes in the balance of each component of AOCI for the three and six months ended June 30, 2024 and 2023 were as follows:

(In thousands)	Unrealized Investment Gains (Losses)	Cash Flow Hedging Gains (Losses) (1)	Non-credit Impairments	Unrecognized Change in Defined Benefit Plan Liabilities	Accumulated Other Comprehensive Income (Loss)
Balance, April 1, 2024	$(211,345)	$6,027	$(466)	$(1,177)	$(206,961)
OCI, before reclassifications, net of tax	(597)	1,326	—	—	729
Amounts reclassified from AOCI, net of tax	872	(1,051)	374	—	195
Net OCI, current period	275	275	374	—	924
Balance at June 30, 2024	$(211,070)	$6,302	$(92)	$(1,177)	$(206,037)

(In thousands)	Unrealized Investment Gains (Losses)	Cash Flow Hedging Gains (Losses) (1)	Non-credit Impairments	Unrecognized Change in Defined Benefit Plan Liabilities	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2023	$(206,327)	$3,026	$(11)	$(1,177)	$(204,489)
OCI, before reclassifications, net of tax	(6,936)	5,400	(455)	—	(1,991)
Amounts reclassified from AOCI, net of tax	2,193	(2,124)	374	—	443
Net OCI, current period	(4,743)	3,276	(81)	—	(1,548)
Balance, June 30, 2024	$(211,070)	$6,302	$(92)	$(1,177)	$(206,037)

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2024

(In thousands)	Unrealized Investment Gains (Losses)	Cash Flow Hedging Gains (Losses) (1)	Non-credit Impairments	Unrecognized Change in Defined Benefit Plan Liabilities	Accumulated Other Comprehensive Income (Loss)
Balance, April 1, 2023	$(254,513)	$—	$(11)	$(1,454)	$(255,978)
OCI, before reclassifications, net of tax	(16,074)	4,310	—	—	(11,764)
Amounts reclassified from AOCI, net of tax	262	—	—	—	262
Net OCI, current period	(15,812)	4,310	—	—	(11,502)
Balance at June 30, 2023	$(270,325)	$4,310	$(11)	$(1,454)	$(267,480)

(In thousands)	Unrealized Investment Gains (Losses)	Cash Flow Hedging Gains (Losses) (1)	Non-credit Impairments	Unrecognized Change in Defined Benefit Plan Liabilities	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2022	$(297,142)	$—	$(11)	$(1,454)	$(298,607)
OCI, before reclassifications, net of tax	23,933	4,310	—	—	28,243
Amounts reclassified from AOCI, net of tax	2,884	—	—	—	2,884
Net OCI, current period	26,817	4,310	—	—	31,127
Balance, June 30, 2023	$(270,325)	$4,310	$(11)	$(1,454)	$(267,480)
(1) ProAssurance entered into two forward-starting interest rate swap agreements ("Interest Rate Swaps") on May 2, 2023, which are designated and qualify as highly effective cash flow hedges. See Note 8 for additional information on the Interest Rate Swaps.
10. Variable Interest Entities
ProAssurance holds passive interests in a number of entities that are considered to be VIEs under GAAP guidance. ProAssurance's VIE interests principally consist of interests in LPs/LLCs formed for the purpose of achieving diversified equity and debt returns. ProAssurance's VIE interests, carried as a part of investment in unconsolidated subsidiaries, totaled $257.0 million at June 30, 2024 and $250.4 million at December 31, 2023. ProAssurance does not have power over the activities that most significantly impact the economic performance of these VIEs and thus is not the primary beneficiary. Investments in entities where ProAssurance holds a greater than minor interest but does not hold a controlling interest are accounted for using the equity method. Therefore, ProAssurance has not consolidated these VIEs. ProAssurance’s involvement with each of these VIEs is limited to its direct ownership interest in the VIE. Except for the funding commitments disclosed in Note 6, ProAssurance has no arrangements with any of these VIEs to provide other financial support to or on behalf of the VIE. At June 30, 2024, ProAssurance’s maximum loss exposure relative to these investments was limited to the carrying value of ProAssurance’s investment in the VIE.
ProAssurance is the primary beneficiary of PPM RRG. While there is no direct ownership of PPM RRG by ProAssurance, it manages the business operations of PPM RRG through its management services agreement and has effective control of the PPM RRG's Board of Directors through an irrevocable voting proxy. The management services agreement allows ProAssurance to provide management and oversight services to PPM RRG, which includes the ability to make business decisions impacting the operations of PPM RRG. PPM RRG has a $5 million surplus note to NORCAL which is its only source of capital. At June 30, 2024 and December 31, 2023, approximately $134 million and $142 million of ProAssurance's assets, respectively, and approximately $134 million and $142 million of its liabilities, respectively, included on the Condensed Consolidated Balance Sheet were related to PPM RRG.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2024
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

(In thousands, except per share data)	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
Weighted average number of common shares outstanding, basic	51,060	53,815	51,036	53,900
Dilutive effect of securities:
Restricted Share Units	128	87	120	95
Performance Share Units	37	16	31	22
Weighted average number of common shares outstanding, diluted	51,225	53,918	51,187	54,017
Effect of dilutive shares on earnings (loss) per share	$—	$—	$—	$—
The diluted weighted average number of common shares outstanding for the three and six months ended June 30, 2024 excluded approximately 143,000 and 197,000, respectively, of common share equivalents issuable under the Company's stock compensation plans, as compared to approximately 339,000 and 170,000 during the same respective periods of 2023, as their effect would have been antidilutive.
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
Segment Reorganization
Effective September 2023, ProAssurance elected to discontinue its participation in the results of Syndicate 1729 beginning with the 2024 underwriting year. The results from the Company's participation in Syndicate 1729 from open underwriting years prior to 2024 will continue to earn out pro rata over the entire policy period of the underlying business. Further, ProAssurance received proceeds of $1.5 million during the second quarter of 2023 associated with the sale of a portion of the Company's ownership interest in the underwriting and operations entity associated with Syndicate 1729 to an unrelated third party. The Company's remaining ownership interest in this entity of $5.4 million was sold during the fourth quarter of 2023.
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
June 30, 2024
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
Financial results by segment were as follows:

	Three Months Ended June 30, 2024
(In thousands)	Specialty P&C	Workers' Compensation Insurance	Segregated Portfolio Cell Reinsurance	Corporate	Inter-segment Eliminations	Consolidated
Net premiums earned	$184,546	$41,770	$13,551	$—	$—	$239,867
Net investment income	—	—	985	35,573	—	36,558
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	8,652	—	8,652
Net investment gains (losses)	—	—	258	(3,835)	—	(3,577)
Other income (expense)(1)	1,023	469	1	1,968	(1,346)	2,115
Net losses and loss adjustment expenses	(145,234)	(32,149)	(8,617)	—	—	(186,000)
Underwriting, policy acquisition and operating expenses(1)	(50,871)	(15,139)	(5,250)	(9,783)	1,346	(79,697)
SPC U.S. federal income tax benefit (expense)(2)	—	—	(249)	—	—	(249)
SPC dividend (expense) income	—	—	(512)	—	—	(512)
Interest expense	—	—	—	(5,648)	—	(5,648)
Income tax benefit (expense)	—	—	—	(2,488)	—	(2,488)
Segment results	$(10,536)	$(5,049)	$167	$24,439	$—	9,021
Reconciliation of segments to consolidated results:
Contingent Consideration(3)						6,740
Transaction-related costs, net(4)						(253)
Net income (loss)						$15,508
Significant non-cash items:
Depreciation and amortization, net of accretion	$2,290	$1,313	$(620)	$1,450	$—	$4,433

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2024

	Six Months Ended June 30, 2024
(In thousands)	Specialty P&C	Workers' Compensation Insurance	Segregated Portfolio Cell Reinsurance	Corporate	Inter-segment Eliminations	Consolidated
Net premiums earned	$373,433	$82,864	$27,720	$—	$—	$484,017
Net investment income	—	—	1,678	68,777	—	70,455
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	11,616	—	11,616
Net investment gains (losses)	—	—	1,728	(5,573)	—	(3,845)
Other income (expense)(1)	2,377	946	—	5,028	(2,281)	6,070
Net losses and loss adjustment expenses	(298,227)	(63,786)	(18,681)	—	—	(380,694)
Underwriting, policy acquisition and operating expenses(1)	(101,922)	(29,628)	(9,961)	(18,473)	2,281	(157,703)
SPC U.S. federal income tax benefit (expense)(2)	—	—	(666)	—	—	(666)
SPC dividend (expense) income	—	—	(1,119)	—	—	(1,119)
Interest expense	—	—	—	(11,305)	—	(11,305)
Income tax benefit (expense)	—	—	—	(3,179)	—	(3,179)
Segment results	$(24,339)	$(9,604)	$699	$46,891	$—	13,647
Reconciliation of segments to consolidated results:
Contingent Consideration(3)						6,740
Transaction-related costs, net(4)						(253)
Net income (loss)						$20,134
Significant non-cash items:
Depreciation and amortization, net of accretion	$4,719	$2,477	$(990)	$3,559	$—	$9,765

	Three Months Ended June 30, 2023
(In thousands)	Specialty P&C	Workers' Compensation Insurance	Segregated Portfolio Cell Reinsurance	Corporate	Inter-segment Eliminations	Consolidated
Net premiums earned	$182,750	$41,018	$24,094	$—	$—	$247,862
Net investment income	—	—	603	31,047	—	31,650
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	6,632	—	6,632
Net investment gains (losses)	—	—	1,194	(248)	—	946
Other income (expense)(1)	1,026	651	1	2,173	(1,110)	2,741
Net losses and loss adjustment expenses	(147,480)	(29,762)	(13,816)	—	—	(191,058)
Underwriting, policy acquisition and operating expenses(1)	(48,873)	(14,400)	(6,538)	(8,275)	1,110	(76,976)
SPC U.S. federal income tax benefit (expense)(2)	—	—	(994)	—	—	(994)
SPC dividend (expense) income	—	—	(3,747)	—	—	(3,747)
Interest expense	—	—	—	(5,502)	—	(5,502)
Income tax benefit (expense)	—	—	—	(2,927)	—	(2,927)
Segment results	$(12,577)	$(2,493)	$797	$22,900	$—	8,627
Reconciliation of segments to consolidated results:
Contingent Consideration (3)						2,000
Net income (loss)						$10,627
Significant non-cash items:
Depreciation and amortization, net of accretion	$2,559	$854	$(552)	$3,093	$—	$5,954

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2024

	Six Months Ended June 30, 2023
(In thousands)	Specialty P&C	Workers' Compensation Insurance	Segregated Portfolio Cell Reinsurance	Corporate	Inter-segment Eliminations	Consolidated
Net premiums earned	$366,434	$81,821	$39,394	$—	$—	$487,649
Net investment income	—	—	1,024	60,936	—	61,960
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	5,511	—	5,511
Net investment gains (losses)	—	—	2,355	503	—	2,858
Other income (expense)(1)	2,016	1,232	1	2,500	(2,221)	3,528
Net losses and loss adjustment expenses	(313,510)	(60,606)	(22,238)	—	—	(396,354)
Underwriting, policy acquisition and operating expenses(1)	(91,554)	(27,379)	(11,575)	(16,477)	2,221	(144,764)
SPC U.S. federal income tax benefit (expense)(2)	—	—	(1,526)	—	—	(1,526)
SPC dividend (expense) income	—	—	(5,689)	—	—	(5,689)
Interest expense	—	—	—	(10,965)	—	(10,965)
Income tax benefit (expense)	—	—	—	(755)	—	(755)
Segment results	$(36,614)	$(4,932)	$1,746	$41,253	$—	1,453
Reconciliation of segments to consolidated results:
Contingent Consideration(3)						3,000
Net income (loss)						$4,453
Significant non-cash items:
Depreciation and amortization, net of accretion	$5,199	$1,723	$(488)	$7,197	$—	$13,631
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

(3) Represents the change in the fair value of contingent consideration issued in connection with the NORCAL acquisition and, for the three and six months ended June 30, 2024, the reversal of a nominal amount of associated contingent investment banker fees accrued during purchase accounting, both of which are included as a component of consolidated net investment gains (losses) on the Condensed Consolidated Statements of Income and Comprehensive Income. See further discussion on the contingent consideration in Note 2.

(4) Represents actuarial consulting fees, after-tax, paid in connection with the final determination of contingent consideration associated with the acquisition of NORCAL. For the three and six months ended June 30, 2024, pre-tax transaction-related costs of approximately $0.3 million were included as a component of consolidated operating expense and the associated nominal income tax benefit was included as a component of consolidated income tax benefit (expense) on the Condensed Consolidated Statements of Income and Comprehensive Income.

The following table provides detailed information regarding ProAssurance's gross premiums earned by product as well as a reconciliation to net premiums earned. All gross premiums earned are from external customers except as noted. ProAssurance's insured risks are primarily within the U.S.

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2024	2023	2024	2023
Specialty P&C Segment
Gross premiums earned:
MPL	$180,671	$188,342	$365,415	$370,142
Medical Technology Liability	10,996	10,610	21,934	21,156
Lloyd's Syndicates	4,425	4,522	9,359	9,568
Other	5,601	6,517	11,612	13,178
Ceded premiums earned	(17,147)	(27,241)	(34,887)	(47,610)
Segment net premiums earned	184,546	182,750	373,433	366,434
Workers' Compensation Insurance Segment
Gross premiums earned:
Traditional business	45,786	44,660	90,162	88,200
Alternative market business	16,293	17,484	33,456	35,110
Ceded premiums earned	(20,309)	(21,126)	(40,754)	(41,489)
Segment net premiums earned	41,770	41,018	82,864	81,821
Segregated Portfolio Cell Reinsurance Segment
Gross premiums earned:
Workers' compensation(1)	14,805	16,329	30,672	32,633
MPL(2)	821	10,061	1,364	11,360
Ceded premiums earned	(2,075)	(2,296)	(4,316)	(4,599)
Segment net premiums earned	13,551	24,094	27,720	39,394
Consolidated net premiums earned	$239,867	$247,862	$484,017	$487,649
(1) Premium for all periods is assumed from the Workers' Compensation Insurance segment.
(2) Premium for all periods is assumed from the Specialty P&C segment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and Notes to those statements which accompany this report. Throughout the discussion we use certain terms and abbreviations, which can be found in the Glossary of Terms and Acronyms at the beginning of this report. In addition, a glossary of insurance terms and phrases is available on the investor section of our website. Throughout the discussion, references to "ProAssurance," "ProAssurance Group," "PRA," "Company," "we," "us" and "our" refer to ProAssurance Corporation and its consolidated subsidiaries. The discussion contains certain forward-looking information that involves significant risks, assumptions and uncertainties. As discussed under the heading "Caution Regarding Forward-Looking Statements," our actual financial condition and results of operations could differ significantly from these forward-looking statements.
ProAssurance Overview
ProAssurance Corporation is a holding company for property and casualty insurance companies. Our insurance subsidiaries provide medical professional liability insurance, liability insurance for medical technology and life sciences risks and workers' compensation insurance.
We have also provided capital to Syndicate 1729 at Lloyd's of London to support our previous participation in underwriting years that remain open. Effective September 2023, we elected to discontinue our participation in the results of Syndicate 1729 beginning with the 2024 underwriting year. The results from our participation in Syndicate 1729 from open underwriting years prior to 2024 will continue to earn out pro rata over the entire policy period of the underlying business. Furthermore, we received proceeds of $1.5 million during the second quarter of 2023 associated with the sale of a portion of our ownership interest in the underwriting and operations entity associated with Syndicate 1729 to an unrelated third party. Our remaining ownership interest in this entity of $5.4 million was sold during the fourth quarter of 2023.
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

Estimation of Taxes
For interim periods, we generally utilize the estimated annual effective tax rate method under which we determine our provision (benefit) for income taxes based on the current estimate of our annual effective tax rate. For the three and six months ended June 30, 2024 and June 30, 2023, we utilized the estimated annual effective tax rate method. Under this method, items which are unusual, infrequent, or that cannot be reliably estimated are considered in the effective tax rate in the period in which the item is included in income and are referred to as discrete items. See further discussion on this method in Note 4 of the Notes to Condensed Consolidated Financial Statements.
Liquidity and Capital Resources and Financial Condition
Overview
ProAssurance Corporation is a holding company and is a legal entity separate and distinct from its subsidiaries. As a holding company, our principal source of external revenue is our investment revenues. In addition, dividends from our operating subsidiaries represent another source of funds for our obligations, including debt service and shareholder dividends, if declared. We also charge our core domestic operating subsidiaries within our Specialty P&C and Workers' Compensation Insurance segments a management fee based on the extent to which services are provided to the subsidiary and the amount of gross premium written by the subsidiary. At June 30, 2024, we held cash and liquid investments of approximately $49 million outside our insurance subsidiaries that were available for use without regulatory approval or other restriction. As of August 5, 2024, we also have an additional $125 million in permitted borrowings available under our Revolving Credit Agreement as well as the possibility of a $50 million accordion feature, if successfully subscribed, as discussed in this section under the heading "Debt."
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
Cash Flows
Cash flows between periods compare as follows:

	Six Months Ended June 30
(In thousands)	2024	2023	Change
Net cash provided (used) by:
Operating activities	$(24,499)	$(61,842)	$37,343
Investing activities	(1,970)	105,926	(107,896)
Financing activities	(2,552)	(28,009)	25,457
Increase (decrease) in cash and cash equivalents	$(29,021)	$16,075	$(45,096)
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
The increase in operating cash flows of $37.3 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 was primarily due to:
•A decrease in paid losses of $38.9 million driven by our Specialty P&C segment due to the timing of loss payments driven by a lower number of claims resolved with large indemnity payments as compared to the prior year period. Claim costs in our MPL line of business continue to be pressured by social inflation and higher than anticipated loss severity trends.
•A decrease in cash paid for operating expenses of $3.5 million driven by a decrease in compensation-related costs primarily as a result of a decrease in paid bonuses and timing differences related to a decrease in agency commissions in our Specialty P&C segment, partially offset by an increase in paid interest due to an increase in the borrowings on our Revolving Credit Agreement and Term Loan to refinance our Senior Notes that matured in November 2023.
•An increase in cash received from investment income of $3.5 million driven by higher average book yields as we continue to reinvest at higher rates as our portfolio matures.
•An increase in net premium receipts of $3.4 million primarily driven by a decrease in cash paid to reinsurers primarily associated with a shared risk arrangement and the timing of payments between periods, partially offset by the competitive market conditions on terms and pricing in our Specialty P&C and Workers' Compensation Insurance segments.
The increase in operating cash flows was partially offset by:
•The effect of a tax refund of approximately $11.7 million which we received in February 2023 (see additional discussion within this section under the heading "Taxes" that follows).
The remaining variance in operating cash flows for the six months ended June 30, 2024 as compared to the same period of 2023 was composed of individually insignificant components.
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
Our financing cash flows are primarily comprised of share repurchases and dividend payments in the prior year period (see additional discussion on the Board's decision to suspend payment of a quarterly cash dividend of in Note 9 of the Notes to Condensed Consolidated Financial Statements).

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
Our healthcare professional liability and Medical Technology Liability treaties renew annually on October 1 and our Workers' Compensation treaty renews annually on May 1. Our traditional workers' compensation treaty renewed May 1, 2024 at a higher contract rate than the previous treaty and included the elimination of the AAD as well as an increase in the per occurrence retention to $0.75 million from $0.5 million. Overall, the impact of our traditional workers' compensation treaty renewal is expected to increase our ceded premium ratio while losses related to the increase in the per occurrence retention are expected to be more than offset by the elimination of the AAD. The significant coverages provided by our current excess of loss reinsurance agreements are depicted in the following table.
Current Excess of Loss Reinsurance Agreements

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
(6) Historically, retention has ranged from $0.5M to $0.75M.

For the workers' compensation business ceded to Inova Re; each SPC has in place its own reinsurance arrangements, which are illustrated in the following table.
Segregated Portfolio Cell Reinsurance

Per Occurrence Coverage	Aggregate Coverage
(1) The attachment point is based on a percentage of written premium within individual cells, ranges from 85% to 94%, and varies by cell.
Taxes
We are subject to the tax laws and regulations of the U.S., Cayman Islands and U.K. We file a consolidated U.S. federal income tax return that includes the parent company and its U.S. subsidiaries, except for ProAssurance American Mutual, A Risk Retention Group. Our filing obligations include a requirement to make quarterly payments of estimated taxes to the IRS using the corporate tax rate effective for the tax year. We did not make any quarterly estimated tax payments during the three and six months ended June 30, 2024 or 2023 as we expect NOL carryforwards to offset any income taxes due.
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
As a result of the NORCAL acquisition, we have U.S. federal NOL carryforwards, which were approximately $30.2 million as of June 30, 2024. These NOL carryforwards are subject to limitation by Internal Revenue Code Section 382 and will begin to expire in 2041.

Investing Activities and Related Cash Flows
Our investments at June 30, 2024 and December 31, 2023 are comprised as follows:

	June 30, 2024		December 31, 2023
($ in thousands)	Carrying Value	% of Total Investment	Carrying Value	% of Total Investment
Fixed maturities, available-for-sale
U.S. Treasury obligations	$240,992	5%	$243,525	5%
U.S. Government-sponsored enterprise obligations	19,011	1%	18,724	1%
State and municipal bonds	456,114	10%	454,381	10%
Corporate debt	1,727,823	40%	1,750,574	40%
Residential mortgage-backed securities	467,156	11%	430,137	10%
Commercial mortgage-backed securities	245,866	6%	197,861	5%
Other asset-backed securities	426,543	10%	398,395	9%
Total fixed maturities, available-for-sale	3,583,505	83%	3,493,597	80%
Fixed maturities, trading	51,782	1%	48,324	1%
Total fixed maturities	3,635,287	84%	3,541,921	81%

Equity investments(1)	128,860	3%	151,295	4%
Short-term investments	219,600	4%	235,785	5%
BOLI	79,191	2%	78,205	2%
Investment in unconsolidated subsidiaries	283,037	6%	276,756	6%
Other investments	6,288	1%	65,819	2%
Total investments	$4,352,263	100%	$4,349,781	100%
(1) Includes $101.1 million and $114.9 million of investment grade bond funds as of June 30, 2024 and December 31, 2023, respectively, which are not subject to significant equity price risk.
At June 30, 2024, 99% of our investments in available-for-sale fixed maturity securities were rated and the average rating was A+. The distribution of our investments in available-for-sale fixed maturity securities by rating were as follows:

	June 30, 2024		December 31, 2023
($ in thousands)	Carrying Value	% of Total Investment	Carrying Value	% of Total Investment
Rating*
AAA	$578,223	16%	$489,121	14%
AA+	726,079	20%	689,491	20%
AA	203,432	6%	206,471	6%
AA-	173,263	5%	180,827	5%
A+	281,475	8%	286,723	8%
A	402,987	11%	410,935	12%
A-	362,007	10%	374,612	11%
BBB+	186,800	5%	194,140	5%
BBB	293,123	8%	286,378	8%
BBB-	141,013	3%	138,399	4%
Below investment grade	234,228	7%	233,405	6%
Not rated	875	1%	3,095	1%
Total	$3,583,505	100%	$3,493,597	100%
*Average of three NRSRO sources, presented as an S&P equivalent. Source: S&P, Copyright ©2024, S&P Global Market Intelligence

A detailed listing of our investment holdings as of June 30, 2024 is located under the Financial Information heading on the Investor Relations page of our website which can be reached directly at https://investor.proassurance.com/financial-information/quarterly-investment-supplements/default.aspx or through links from the Investor Relations section of our website, investor.proassurance.com.
We manage our investments to ensure that we will have sufficient liquidity to meet our obligations, taking into consideration the timing of cash flows from our investments, including interest payments, dividends and principal payments, as well as the expected cash flows to be generated or used by our operations. In addition to the interest and dividends we will receive from our investments, we anticipate that between $100 million and $180 million of our portfolio will mature (or be paid down) each quarter over the next twelve months and become available, if needed, to meet our cash flow requirements. We have slowed our reinvestment rate of cash flows compared to recent years due to anticipated higher severity and paid loss trends in our MPL line of business and our Workers' Compensation Insurance segment. From time to time our cash balances will fluctuate depending on the actual timing of events. The primary outflow of cash at our insurance subsidiaries is related to paid losses and operating costs, including income taxes. The payment of individual claims cannot be predicted with certainty; therefore, we rely upon the history of paid claims in estimating the timing of future claims payments with consideration given to current and anticipated industry trends and macroeconomic conditions. To the extent that we may have an unanticipated shortfall in cash, we may either liquidate securities or borrow funds under existing borrowing arrangements through our Revolving Credit Agreement and the FHLB system. As of August 5, 2024, $175 million could be made available for use through our Revolving Credit Agreement, as discussed in this section under the heading "Debt." Given the duration of our investments, we do not foresee a shortfall that would require us to meet operating cash needs through additional borrowings. Additional information regarding our Revolving Credit Agreement is detailed in Note 7 of the Notes to Condensed Consolidated Financial Statements.
At June 30, 2024, our FAL was comprised of investment securities, primarily short-term investments, and cash and cash equivalents deposited with Lloyd's which had a fair value of $17 million. During the second quarter of 2024, we received a return of approximately $5.2 million of cash from our FAL balances due to lower capital requirements for the 2023 underwriting year. Additional information regarding our FAL is detailed in Note 3 of the Notes to Condensed Consolidated Financial Statements.
Our investment portfolio continues to be primarily composed of high quality fixed income securities with approximately 92% of our fixed maturities being investment grade securities as determined by national rating agencies. The weighted average effective duration of our fixed maturity securities at June 30, 2024 was 3.22 years; the weighted average effective duration of our fixed maturity securities combined with our short-term securities was 3.04 years.
The carrying value and unfunded commitments for certain of our investments were as follows:

	Carrying Value		June 30, 2024
($ in thousands, except expected funding period)	June 30, 2024	December 31, 2023	Unfunded Commitment	Expected funding period in years
Qualified affordable housing project tax credit partnerships (1)	$750	$666	$81	3
All other investments, primarily investment fund LPs/LLCs	282,287	276,090	129,407	4
Total	$283,037	$276,756	$129,488
(1) The carrying value reflects our total commitments (both funded and unfunded) to the partnerships, less any amortization, since our initial investment. We fund these investments based on funding schedules maintained by the partnerships.

Investment fund LPs/LLCs are by nature less liquid and may involve more risk than other investments. We manage our risk through diversification of asset class and geographic location. At June 30, 2024, we had investments in 34 separate investment funds with a total carrying value of $282.3 million which represented approximately 6% of our total investments. Our investment fund LPs/LLCs generate earnings from trading portfolios, secured debt, debt securities, multi-strategy funds and private equity investments, and the performance of these LPs/LLCs is affected by the volatility of equity and credit markets. For our investments in LPs/LLCs, we record our allocable portion of the partnership operating income or loss as the results of the LPs/LLCs become available, typically following the end of a reporting period. As of June 30, 2024, our total funding commitments legally outstanding related to our investments in LPs/LLCs were approximately $129.4 million; however, we anticipate capital of approximately $59 million to be drawn based on our current estimates.

Financing Activities and Related Cash Flows
Treasury Shares
ProAssurance and its consolidated subsidiaries did not repurchase any common shares during the six months ended June 30, 2024. We repurchased approximately 1.4 million common shares at a cost of approximately $20.0 million, conducted through a series of 10b5-1 stock repurchase plans during the second quarter of 2023. We did not repurchase any common shares subsequent to June 30, 2024, and as of August 5, 2024, our remaining Board authorization was approximately $55.9 million.
Debt
Our outstanding debt consisted of the following:

($ in thousands)	June 30, 2024	December 31, 2023
Contribution Certificates	$180,345	$179,387
Revolving Credit Agreement	125,000	125,000
Term Loan	123,438	125,000
Total principal	428,783	429,387
Less unamortized debt issuance costs	1,929	2,254
Debt less unamortized debt issuance costs	$426,854	$427,133
NORCAL Insurance Company, successor to NORCAL Mutual Insurance Company, issued Contribution Certificates, which bear interest at 3.0% annually and are due in 2031, to certain NORCAL policyholders in the conversion. The Contribution Certificates have a principal amount of $191 million and were recorded at their fair value of $175 million at the date of the NORCAL acquisition on May 5, 2021. The difference of $16 million between the recorded acquisition date fair value and the principal balance of the Contribution Certificates will be accreted utilizing the effective interest method over the ten-year term of the certificates as an increase to interest expense. Furthermore, interest payments are subject to deferral if we do not receive permission from the California Department of Insurance prior to payment. We received permission from the California Department of Insurance to pay the annual interest payment, which was paid in April 2024. There are no financial covenants associated with these certificates.
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

In June 2024, the independent actuarial consulting firm completed its estimate, and based on that estimate no additional consideration is due. The Committee appointed by NORCAL prior to the close of the acquisition reviewed the work of the independent actuarial consultant and accepted the conclusion that no additional consideration is due; therefore, the liability was reduced to zero as of June 30, 2024. As of December 31, 2023, the contingent consideration liability was $6.5 million carried at fair value utilizing a stochastic model (see Note 2 of the Notes to Condensed Consolidated Financial Statements). As of December 31, 2023, the remaining uncertainty around the analysis to be performed by the independent actuary was a significant component in the determination of the fair value of the liability. See further discussion around the contingent consideration in Note 2 and Note 6 of the Notes to Condensed Consolidated Financial Statements.
Given the contingent consideration associated with the NORCAL acquisition was dependent upon the after-tax development of NORCAL's ultimate net losses between December 31, 2020 and December 31, 2023, we bifurcated changes in the contingent consideration for periods prior to 2024 between fair value changes and, if applicable, changes in estimates of NORCAL's ultimate net losses for accident years 2020 and prior. See further discussion regarding our estimates of ultimate net losses in this section under the heading "Reserve for Losses and Loss Adjustment Expenses" in the Critical Accounting Estimates section in Item 7 of our December 31, 2023 report on Form 10-K. Changes in the contingent consideration related to fair value are recognized in earnings as a component of net investment gains (losses) and changes in the contingent consideration related to changes in estimates of NORCAL's ultimate net losses for accident years 2020 and prior are recognized in earnings as component of operating expenses.
During the three and six months ended June 30, 2024, the $6.5 million decrease to the contingent consideration liability was recognized as a component of net investment gains (losses). During the three and six months ended June 30, 2023, we recorded a $2.0 million and $4.0 million decrease to the contingent consideration liability, respectively. The decrease recorded during the three and six months ended June 30, 2023 was comprised of $2.0 million and $3.0 million, respectively, related to the remeasurement of the liability to fair value (component of net investment gains (losses)) and $1.0 million related to the impact of unfavorable development recognized during the first quarter of 2023 on NORCAL's reserves related to accident years 2020 and prior (component of operating expenses). See further discussion that follows under the heading "Results of Operations."

Results of Operations – Three and Six Months Ended June 30, 2024 Compared to Three and Six Months Ended June 30, 2023
Selected consolidated financial data for each period is summarized in the table below.

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands, except per share data)	2024	2023	Change		2024	2023	Change
Revenues:
Net premiums written	$202,911	$214,046	$(11,135)		$485,584	$498,955	$(13,371)
Net premiums earned	$239,867	$247,862	$(7,995)		$484,017	$487,649	$(3,632)
Net investment result	45,210	38,282	6,928		82,071	67,471	14,600
Net investment gains (losses)	3,163	2,946	217		2,895	5,858	(2,963)
Other income	2,115	2,741	(626)		6,070	3,528	2,542
Total revenues	290,355	291,831	(1,476)		575,053	564,506	10,547

Expenses:
Net losses and loss adjustment expenses	186,000	191,058	(5,058)		380,694	396,354	(15,660)
Underwriting, policy acquisition and operating expenses	80,017	76,976	3,041		158,023	144,764	13,259
SPC U.S. federal income tax expense (benefit)	249	994	(745)		666	1,526	(860)
SPC dividend expense (income)	512	3,747	(3,235)		1,119	5,689	(4,570)
Interest expense	5,648	5,502	146		11,305	10,965	340
Total expenses	272,426	278,277	(5,851)		551,807	559,298	(7,491)
Income (loss) before income taxes	17,929	13,554	4,375		23,246	5,208	18,038
Income tax expense (benefit)	2,421	2,927	(506)		3,112	755	2,357
Net income (loss)	$15,508	$10,627	$4,881		$20,134	$4,453	$15,681
Non-GAAP operating income (loss)	$11,527	$7,713	$3,814		$15,704	$294	$15,410
Earnings (loss) per share:
Basic	$0.30	$0.20	$0.10		$0.39	$0.08	$0.31
Diluted	$0.30	$0.20	$0.10		$0.39	$0.08	$0.31
Non-GAAP operating income (loss) per share:
Basic	$0.23	$0.14	$0.09		$0.31	$0.01	$0.30
Diluted	$0.23	$0.14	$0.09		$0.31	$0.01	$0.30
Net loss ratio	77.5%	77.1%	0.4	pts	78.7%	81.3%	(2.6	pts)
Underwriting expense ratio	33.4%	31.1%	2.3	pts	32.6%	29.7%	2.9	pts
Combined ratio	110.9%	108.2%	2.7	pts	111.3%	111.0%	0.3	pts
Operating ratio	95.7%	95.4%	0.3	pts	96.7%	98.3%	(1.6	pts)
Effective tax rate	13.5%	21.6%	(8.1	pts)	13.4%	14.5%	(1.1	pts)
Return on equity*	5.5%	3.8%	1.7	pts	3.6%	0.8%	2.8	pts
Non-GAAP operating return on equity*	4.1%	2.7%	1.4	pts	2.8%	0.1%	2.7	pts

*Annualized. See further discussion on this calculation in the Executive Summary of Operations section under the heading "Non-GAAP Operating ROE."
In all tables that follow, the abbreviation "nm" indicates that the information or the percentage change is not meaningful.

Executive Summary of Operations
The following sections provide an overview of our consolidated and segment results of operations for the three and six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023. See the Segment Results sections that follow for additional information regarding each segment's results.
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
Revenues
The following table shows our consolidated and segment net premiums earned:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2024	2023	Change		2024	2023	Change
Net premiums earned
Specialty P&C	$184,546	$182,750	$1,796	1.0%	$373,433	$366,434	$6,999	1.9%
Workers' Compensation Insurance	41,770	41,018	752	1.8%	82,864	81,821	1,043	1.3%
Segregated Portfolio Cell Reinsurance	13,551	24,094	(10,543)	(43.8%)	27,720	39,394	(11,674)	(29.6%)
Consolidated total	$239,867	$247,862	$(7,995)	(3.2%)	$484,017	$487,649	$(3,632)	(0.7%)
For the three and six months ended June 30, 2024, our consolidated net premiums earned decreased $8.0 million and $3.6 million, respectively, as compared to the same respective periods of 2023.
•Net premiums earned in our Segregated Portfolio Cell Reinsurance segment decreased for the 2024 three- and six-month periods as compared to the same respective periods of 2023 due to the prior year impact of $7.9 million of tail premium written and fully earned related to one program in which we do not participate in the underwriting results and was non-renewed effective January 1, 2024. Further, the $7.9 million of tail premium was subsequently cancelled and reversed during the third quarter of 2023. The decrease in premium for the 2024 three- and six-month periods also reflected the non-renewal of an additional program; however, as the underlying policies expire in that program, we expect those policies to be renewed as traditional business in our Workers' Compensation Insurance segment.
•For our Specialty P&C segment, net premiums earned increased during the 2024 three- and six-month periods as compared to the same respective periods of 2023 driven by the pro rata effect of a decrease in the volume of premium ceded during the preceding twelve months.
•For our Workers' Compensation Insurance segment, net premiums earned increased for the 2024 three- and six-month periods as compared to the same respective periods of 2023 driven by an increase in the volume of written premium during the preceding twelve months, an increase in audit premium billed to policyholders, and the renewal of certain policies as traditional business that were previously written in one of the alternative market programs in our Segregated Portfolio Cell Reinsurance segment. Partially offsetting these factors during the 2024 three- and six-month periods is an increase in our carried EBUB estimate of $0.7 million in the second quarter of 2024 as compared to $1.9 million and $2.9 million during the 2023 three- and six-month periods, respectively, and the continuation of competitive market conditions.

The following table shows our consolidated net investment result:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2024	2023	Change		2024	2023	Change
Net investment income	$36,558	$31,650	$4,908	15.5%	$70,455	$61,960	$8,495	13.7%
Equity in earnings (loss) of unconsolidated subsidiaries*	8,652	6,632	2,020	30.5%	11,616	5,511	6,105	110.8%
Net investment result	$45,210	$38,282	$6,928	18.1%	$82,071	$67,471	$14,600	21.6%
*Equity in earnings (loss) of unconsolidated subsidiaries includes our share of the operating results of interests we hold in certain LPs/LLCs as well as the operating results associated with our tax credit partnership investments, which are designed to generate returns in the form of tax credits and tax-deductible project operating losses. See further discussion around our tax credit partnership investments in the Segment Results - Corporate section under the heading "Net Investment Income" that follows.

The increase in our consolidated net investment income for the three and six months ended June 30, 2024 as compared to the same respective periods of 2023 reflected higher average book yields as we continue to reinvest at higher rates as our portfolio matures as well as an increase in average investment balances. Our equity in earnings of unconsolidated subsidiaries increased for the 2024 three- and six-month periods as compared to the same respective periods of 2023 driven by our tax credit partnership investments due to the benefit of a decrease during the current quarter in our estimate of our allocable portion of operating losses as actual operating results of the underlying properties became available. Our investment results from our portfolio of investments in LPs/LLCs were relatively unchanged for the 2024 three-month period and increased for the 2024 six-month period as compared to the same respective periods of 2023 primarily due to the performance of two LPs/LLCs which reflected higher market valuations during the fourth quarter of 2023.
The following table shows our total consolidated net investment gains (losses):

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2024	2023	Change		2024	2023	Change
Net impairment losses recognized in earnings	$(465)	$(43)	$(422)	981.4%	$(1,399)	$(2,976)	$1,577	(53.0%)
Contingent Consideration remeasurement gain(1)	6,500	2,000	4,500	225.0%	6,500	3,000	3,500	116.7%
Other net investment gains (losses)	(2,872)	989	(3,861)	(390.4%)	(2,206)	5,834	(8,040)	(137.8%)
Net investment gains (losses)	$3,163	$2,946	$217	7.4%	$2,895	$5,858	$(2,963)	(50.6%)
(1) Represents the change in the fair value of contingent consideration issued in connection with the NORCAL acquisition. See previous discussion under the heading "Contingent Consideration" in the Financing Activities and Related Cash Flows section. We do not consider these adjustments in assessing the financial performance of any of our segments and therefore, we have excluded them from the Segment Results sections that follow. See Note 12 of the Notes to Condensed Consolidated Financial Statements for a reconciliation of our segment results to our consolidated results.

For the three and six months ended June 30, 2024, we recognized $0.5 million and $1.4 million of credit-related impairment losses in earnings, respectively. For the three months ended June 30, 2024, we recognized a reversal of non-credit impairment losses in OCI of $0.5 million due to changes in projected future cash flows related to a corporate bond in the consumer sector. For the three and six months ended June 30, 2023, we recognized a nominal amount and $3.0 million of credit-related impairment losses in earnings, respectively, related to two corporate bonds in the financial sector. We did not recognize any non-credit impairment losses in OCI for the three and six months ended June 30, 2023. Additional information regarding investment impairment losses is provided in Note 3 of the Notes to Condensed Consolidated Financial Statements.
We recognized $2.9 million and $2.2 million of other net investment losses for the three and six months ended June 30, 2024, respectively, primarily driven by unrealized holding losses resulting from changes in the fair value of our equity investments as well as realized losses from the sale of certain available-for-sale fixed maturities. We recognized $1.0 million and $5.8 million of other net investment gains for the three and six months ended June 30, 2023, respectively, driven by unrealized holding gains resulting from changes in the fair value of our equity investments and convertible securities.

Consolidated other income for the three and six months ended June 30, 2024 as compared to the same respective periods of 2023 was comprised as follows:

	Three Months Ended June 30, 2024				Six Months Ended June 30
($ in thousands)	2024	2023	Change		2024	2023	Change
Foreign currency exchange rate gains (losses)	$511	$(387)	$898	232.0%	$2,440	$(1,214)	$3,654	301.0%
Other	1,604	3,128	(1,524)	(48.7%)	3,630	4,742	(1,112)	(23.5%)
Other income	$2,115	$2,741	$(626)	(22.8%)	$6,070	$3,528	$2,542	72.1%
Excluding the foreign currency exchange rate gains (losses), other income decreased for the 2024 three- and six-month periods as compared to the same respective periods of 2023 driven by proceeds of $1.5 million received in the second quarter of 2023 associated with the sale of a portion of our ownership interest in the underwriting and operations entity associated with Syndicate 1729 to an unrelated third party.
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
Expenses
The following table shows our consolidated and segment net loss ratios and net prior accident year reserve development.

	Three Months Ended June 30				Six Months Ended June 30
($ in millions)	2024	2023	Change		2024	2023	Change
Current accident year net loss ratio
Consolidated ratio	80.3%	79.6%	0.7	pts	80.1%	81.1%	(1.0	pts)
Specialty P&C	82.0%	83.4%	(1.4	pts)	81.9%	84.9%	(3.0	pts)
Workers' Compensation Insurance	77.0%	72.6%	4.4	pts	77.0%	72.6%	4.4	pts
Segregated Portfolio Cell Reinsurance	66.1%	62.9%	3.2	pts	65.6%	63.7%	1.9	pts
Calendar year net loss ratio
Consolidated ratio	77.5%	77.1%	0.4	pts	78.7%	81.3%	(2.6	pts)
Specialty P&C	78.7%	80.7%	(2.0	pts)	79.9%	85.6%	(5.7	pts)
Workers' Compensation Insurance	77.0%	72.6%	4.4	pts	77.0%	74.1%	2.9	pts
Segregated Portfolio Cell Reinsurance	63.6%	57.3%	6.3	pts	67.4%	56.5%	10.9	pts
Favorable (unfavorable) reserve development, prior accident years
Consolidated	$6.5	$6.3	$0.2		$6.9	$(0.7)	$7.6
Specialty P&C	$6.2	$5.0	$1.2		$7.4	$(2.4)	$9.8
Workers' Compensation Insurance	$—	$—	$—		$—	$(1.2)	$1.2
Segregated Portfolio Cell Reinsurance	$0.3	$1.3	$(1.0)		$(0.5)	$2.9	$(3.4)

Each segment's contribution to the change in our consolidated current accident year net loss ratios for the three and six months ended June 30, 2024 as compared to the same respective periods of 2023 is as follows:

Increase (Decrease) 2024 versus 2023
(In percentage points)	Comparative three-month periods	Comparative six-month periods
Estimated ratio increase (decrease) attributable to:
Specialty P&C	(0.9 pts)	(2.2 pts)
Workers' Compensation Insurance	0.7 pts	0.7 pts
Segregated Portfolio Cell Reinsurance	0.9 pts	0.5 pts
Increase (decrease) in the consolidated current accident year net loss ratio	0.7 pts	(1.0 pts)
•The improvement in the current accident year net loss ratio for our Specialty P&C segment was driven by our continued underwriting actions as well as our focus on achieving appropriate pricing leading to a decrease to certain expected loss ratios in our MPL line of business during the first quarter of 2024.
•The higher current accident year net loss ratio in our Workers' Compensation Insurance segment reflected higher loss trends that we began to observe in our average cost per claim during the second half of 2023; however, the segment's current period ratio of 77.0% has improved 4.3 percentage points from the current accident year net loss ratio for the year ended December 31, 2023 of 81.3% reflecting underwriting actions taken during 2023 and a slight improvement in loss trends during the first half of 2024.
•The higher current accident year net loss ratio in our Segregated Portfolio Cell Reinsurance segment reflected elevated reported loss activity in the current period.
Our consolidated calendar year net loss ratio can be lower than or higher than our consolidated current accident year net loss ratio due to the recognition of either favorable or unfavorable prior accident year reserve development, respectively. For both the three and six months ended June 30, 2024 and 2023, total net prior accident year reserve development included the favorable impacts of purchase accounting amortization, as shown in the following table.

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2024	2023	Change		2024	2023	Change
Net favorable (unfavorable) reserve development	$4,865	$3,824	$1,041	27.2%	$3,624	$(5,743)	$9,367	163.1%
NORCAL Acquisition - Purchase Accounting Amortization	1,656	2,510	(854)	(34.0%)	3,312	5,021	(1,709)	(34.0%)
Total net favorable (unfavorable) reserve development	$6,521	$6,334	$187	3.0%	$6,936	$(722)	$7,658	1060.7%
See the Segment Results sections that follow for additional information regarding each segment's current accident year net loss ratio and net prior accident year reserve development.

Our consolidated and segment underwriting expense ratios were as follows:

	Three Months Ended June 30				Six Months Ended June 30
Underwriting Expense Ratio	2024	2023	Change		2024	2023	Change
Consolidated (1)	33.4%	31.1%	2.3	pts	32.6%	29.7%	2.9	pts
Specialty P&C	27.6%	26.7%	0.9	pts	27.3%	25.0%	2.3	pts
Workers' Compensation Insurance	36.2%	35.1%	1.1	pts	35.8%	33.5%	2.3	pts
Segregated Portfolio Cell Reinsurance	38.7%	27.1%	11.6	pts	35.9%	29.4%	6.5	pts
Corporate (2)	4.1%	3.3%	0.8	pts	3.8%	3.4%	0.4	pts
(1) Consolidated underwriting expenses for the three and six months ended June 30, 2024 include $0.3 million of actuarial consulting fees paid in connection with the final determination of contingent consideration associated with the acquisition of NORCAL. These transaction-related costs are not included in a segment as we do not consider these costs in assessing the financial performance of any of our operating or reportable segments. We did not incur any transaction-related costs during the three and six months ended June 30, 2023. See Note 12 of the Notes to Condensed Consolidated Financial Statements for a reconciliation of our segment results to our consolidated results.

(2) There are no net premiums earned associated with the Corporate segment. Ratios shown are the contribution of the Corporate segment to the consolidated ratio (Corporate operating expenses divided by consolidated net premiums earned).

The change in our consolidated underwriting expense ratios for the 2024 three- and six-month periods as compared to the same respective periods of 2023 was primarily attributable to the following:

Increase (Decrease) 2024 versus 2023
(In percentage points)	Comparative three-month periods	Comparative six-month periods
Estimated ratio increase (decrease) attributable to:
Tail Premium	1.1 pts	0.6 pts
Employee Retention Credit(1)	— pts	0.8 pts
Contingent Consideration Remeasurement Adjustment(1)	— pts	0.2 pts
All other, net	1.2 pts	1.3 pts
Increase in the underwriting expense ratio	2.3 pts	2.9 pts
(1) See further discussion in our June 30, 2023 report on Form 10-Q within Item 7, Management's Discussion and Analysis, in the Executive Summary of Operations section under the heading "Expenses."
•Excluding the impact of the items specifically identified in the table above, our consolidated underwriting expense ratios for the 2024 three- and six-month periods increased by 1.2 and 1.3 percentage points, respectively, as compared to the same respective periods of 2023 driven by an increase in compensation-related costs in our Specialty P&C and Workers' Compensation Insurance segments.
•As shown in the previous table, our consolidated underwriting expense ratios for the 2024 three- and six-month periods reflected the prior year impact of the change in premium earned from tail policies as there is typically minimal associated acquisition costs. The increase for the 2024 three- and six-month periods primarily reflected the prior year impact of medical professional liability tail coverage in our Segregated Portfolio Cell Reinsurance segment, which was written and fully earned during the second quarter of 2023. See previous discussion under the heading "Revenues" and further discussion in the Segment Results - Specialty Property and Casualty and Segregated Portfolio Cell Reinsurance sections that follow.
Taxes
Our consolidated provision for income taxes and effective tax rates for the six months ended June 30, 2024 and 2023 were as follows:

($ in thousands)	Six Months Ended June 30
	2024	2023	Change
Income (loss) before income taxes	$23,246	$5,208	$18,038	346.4%
Income tax expense (benefit)	3,112	755	2,357	312.2%
Net income (loss)	$20,134	$4,453	$15,681	352.1%
Effective tax rate	13.4%	14.5%	(1.1 pts)

	Six Months Ended June 30
	2024	2023
Projected annual effective tax rate	14.1%	16.2%
Tax effect of discrete items	(0.7%)	(1.7%)
Total effective tax rate	13.4%	14.5%
See further discussion of our effective tax rate in the Segment Results - Corporate section that follows under the heading "Taxes."
Operating Ratio
Our operating ratio is our combined ratio, less our investment income ratio. This ratio provides the combined effect of underwriting profitability and investment income. Our operating ratios for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30				Six Months Ended June 30
	2024	2023	Change		2024	2023	Change
Combined ratio	110.9%	108.2%	2.7	pts	111.3%	111.0%	0.3	pts
Less: investment income ratio	15.2%	12.8%	2.4	pts	14.6%	12.7%	1.9	pts
Operating ratio	95.7%	95.4%	0.3	pts	96.7%	98.3%	(1.6	pts)
The primary drivers of the change in our operating ratios were as follows:

Increase (Decrease) 2024 versus 2023
(In percentage points)	Comparative three-month periods	Comparative six-month periods
Estimated ratio increase (decrease) attributable to:
NORCAL Acquisition - Purchase Accounting Amortization	0.3 pts	0.3 pts
Contingent Consideration Remeasurement Adjustment	— pts	0.2 pts
Employee Retention Credit	— pts	0.8 pts
Investment Income	(2.4 pts)	(1.9 pts)
Change in Prior Accident Year Reserve Development (1)	(0.5 pts)	(1.9 pts)
All other, net	2.9 pts	0.9 pts
Increase (decrease) in the operating ratio	0.3 pts	(1.6 pts)
(1) Excludes the impact of purchase accounting amortization on prior accident year reserve development.
Excluding the impact of the items specifically identified in the table above, our operating ratios for the 2024 three- and six-month periods increased 2.9 and 0.9 percentage points, respectively, as compared to the same respective periods of 2023 driven by an increase in the consolidated underwriting expense ratio, primarily attributable to the prior year impact tail premium and, to a lesser extent, an increase in the current accident year net loss ratio in our Workers' Compensation Insurance segment. See previous discussion in this section under the heading "Expenses" and further discussion in our Segment Results sections that follow.
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

The following table is a reconciliation of net income (loss) to Non-GAAP operating income (loss):

	Three Months Ended June 30		Six Months Ended June 30
(In thousands, except per share data)	2024	2023	2024	2023
Net income (loss)	$15,508	$10,627	$20,134	$4,453
Items excluded in the calculation of Non-GAAP operating income (loss):
Net investment (gains) losses (1)	(3,163)	(2,946)	(2,895)	(5,858)
Net investment gains (losses) attributable to SPCs which no profit/loss is retained (2)	175	939	1,327	1,852
Transaction-related costs (3)	320	—	320	—
Foreign currency exchange rate (gains) losses (4)	(511)	387	(2,440)	1,214
Non-operating income (5)	—	(1,462)	—	(1,462)
Guaranty fund assessments (recoupments)	(59)	1	28	(74)
Pre-tax effect of exclusions	(3,238)	(3,081)	(3,660)	(4,328)
Tax effect, at 21% (6)	(743)	167	(770)	169
After-tax effect of exclusions	(3,981)	(2,914)	(4,430)	(4,159)
Non-GAAP operating income (loss)	$11,527	$7,713	$15,704	$294
Per diluted common share:
Net income (loss)	$0.30	$0.20	$0.39	$0.08
Effect of exclusions	(0.07)	(0.06)	(0.08)	(0.07)
Non-GAAP operating income (loss) per diluted common share	$0.23	$0.14	$0.31	$0.01
(1) Net investment gains (losses) for the three and six months ended June 30, 2024 include the $6.5 million decrease to the contingent consideration liability. In addition, net investment gains (losses) during the three and six months ended June 30, 2023 include gains of $2.0 million and $3.0 million, respectively, related to the remeasurement of the contingent consideration liability to fair value. We have excluded these adjustments as they do not reflect normal operating results. See further discussion around the contingent consideration in Notes 2 and 6 of the Notes to Condensed Consolidated Financial Statements.
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
(3) Transaction-related costs are attributable to actuarial consulting fees paid during the second quarter of 2024 in relation to the final determination of contingent consideration associated with the NORCAL acquisition. See previous discussion under the heading "Contingent Consideration" in the Financing Activities and Related Cash Flows section. We are excluding these costs as they do not reflect normal operating results and are unique and non-recurring in nature.
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
(5) Proceeds associated with the sale of a portion of our ownership interest in the underwriting and operations entity associated with Syndicate 1729 to an unrelated third party recognized in other income in our Corporate segment. We are excluding these costs as they do not reflect normal operating results and are unique and non-recurring in nature.
(6) The 21% rate is the annual expected statutory tax rate associated with the taxable or tax deductible items listed above. We utilized the estimated annual effective tax rate method for the three and six months ended June 30, 2024 and 2023. See further discussion on this method in the Critical Accounting Estimates section under the heading "Estimation of Taxes" and in Note 4 of the Notes to Condensed Consolidated Financial Statements. For the 2024 and 2023 periods, our effective tax rate was applied to these items in calculating net income (loss), excluding net investment gains (losses) and related adjustments which were treated as discrete items and were tax effected at the annual expected statutory tax rate (21%) in the period they were included in our consolidated tax provision and net income (loss). Changes in the contingent consideration liability are non-taxable and therefore had no associated income tax impact. The taxes associated with the net investment gains (losses) related to SPCs in our Segregated Portfolio Cell Reinsurance segment are paid by the individual SPCs and are not included in our consolidated tax provision or net income (loss); therefore, both the net investment gains (losses) from our Segregated Portfolio Cell Reinsurance segment and the adjustment to exclude the portion of net investment gains (losses) included in the SPC dividend expense (income) in the table above are not tax effected.

Non-GAAP Operating ROE
Non-GAAP operating ROE is a financial measure that is calculated as annualized Non-GAAP operating income (loss) for the period divided by the average of beginning and ending total GAAP shareholders’ equity. As previously discussed, in calculating Non-GAAP operating income (loss), we have excluded the effects of certain items that do not reflect normal results. Non-GAAP operating ROE measures the overall after-tax profitability of our insurance operations and shows how efficiently capital is being used; however, it should be considered in conjunction with ROE computed in accordance with GAAP. The following table is a reconciliation of ROE to Non-GAAP operating ROE for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30				Six Months Ended June 30
	2024	2023	Change		2024	2023	Change
ROE(1)	5.5%	3.8%	1.7	pts	3.6%	0.8%	2.8	pts
Pre-tax effect of items excluded in the calculation of Non-GAAP operating ROE	(1.1%)	(1.2%)	0.1	pts	(0.7%)	(0.7%)	—	pts
Tax effect, at 21%(2)	(0.3%)	0.1%	(0.4	pts)	(0.1%)	—%	(0.1	pts)
Non-GAAP operating ROE	4.1%	2.7%	1.4	pts	2.8%	0.1%	2.7	pts
(1) ROE is calculated as annualized net income (loss) for the period divided by the average of beginning and ending shareholders' equity.
(2) The 21% rate is the annual expected statutory tax rate associated with the taxable or tax deductible items. See further discussion in footnote 6 in this section under the heading "Non-GAAP Operating Income."

Non-GAAP operating ROE for the 2024 three- and six-month periods increased by 1.4 and 2.7 percentage points, respectively, as compared to the same respective periods of 2023 driven by an increase in our net investment result, an improvement in the current accident year net loss ratio in our Specialty P&C segment and, for the 2024 six-month period, improvement in prior accident year reserve development in our Specialty P&C and Workers' Compensation Insurance segments. See previous discussions in this section under the headings "Executive Summary of Operations" and further discussion in our Segment Results sections that follow.

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
The following table is a reconciliation of our book value per share to Non-GAAP adjusted book value per share at December 31, 2023 and June 30, 2024:

Book Value Per Share
Book Value Per Share at December 31, 2023	$21.82
Less: AOCI Per Share(1)	(4.01)
Non-GAAP Adjusted Book Value Per Share at December 31, 2023	25.83
Increase (decrease) to Non-GAAP Adjusted Book Value Per Share during the six months ended June 30, 2024 attributable to:
Net income (loss)	0.39
Other(2)	(0.04)
Non-GAAP Adjusted Book Value Per Share at June 30, 2024	26.18
Add: AOCI Per Share(1)	(4.03)
Book Value Per Share at June 30, 2024	$22.15
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
Segment results reflected pre-tax underwriting profit or loss from these insurance lines and included the amortization of certain purchase accounting adjustments. Segment results included the following:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2024	2023	Change		2024	2023	Change
Net premiums written	$149,020	$148,666	$354	0.2%	$367,719	$366,056	$1,663	0.5%
Net premiums earned	$184,546	$182,750	$1,796	1.0%	$373,433	$366,434	$6,999	1.9%
Other income	1,023	1,026	(3)	(0.3%)	2,377	2,016	361	17.9%
Net losses and loss adjustment expenses	(145,234)	(147,480)	2,246	(1.5%)	(298,227)	(313,510)	15,283	(4.9%)
Underwriting, policy acquisition and operating expenses	(50,871)	(48,873)	(1,998)	4.1%	(101,922)	(91,554)	(10,368)	11.3%
Segment results	$(10,536)	$(12,577)	$2,041	16.2%	$(24,339)	$(36,614)	$12,275	33.5%

Net loss ratio	78.7%	80.7%	(2.0 pts)		79.9%	85.6%	(5.7 pts)
Underwriting expense ratio	27.6%	26.7%	0.9 pts		27.3%	25.0%	2.3 pts
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
Gross, ceded and net premiums written were as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2024	2023	Change		2024	2023	Change
Gross premiums written	$163,176	$175,171	$(11,995)	(6.8%)	$401,894	$417,535	$(15,641)	(3.7%)
Less: Ceded premiums written	14,156	26,505	(12,349)	(46.6%)	34,175	51,479	(17,304)	(33.6%)
Net premiums written	$149,020	$148,666	$354	0.2%	$367,719	$366,056	$1,663	0.5%

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
Gross premiums written by component were as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2024	2023	Change		2024	2023	Change
Medical Professional Liability (1)(2)	$145,274	$151,863	$(6,589)	(4.3%)	$364,240	$373,694	$(9,454)	(2.5%)
Medical Technology Liability (3)	11,029	12,039	(1,010)	(8.4%)	20,448	21,109	(661)	(3.1%)
Lloyd's Syndicates (4)	1,535	4,997	(3,462)	(69.3%)	5,245	8,486	(3,241)	(38.2%)
Other (5)	5,337	6,273	(936)	(14.9%)	11,961	14,246	(2,285)	(16.0%)
Total Gross Premiums Written	$163,175	$175,172	$(11,997)	(6.8%)	$401,894	$417,535	$(15,641)	(3.7%)

(1) Medical Professional Liability premium was our greatest source of premium revenues in 2024 and 2023. We target the full spectrum of the medical professional liability market, covering multiple categories of healthcare professionals, institutions (which includes hospitals, surgery centers and miscellaneous medical facilities) and, to a lesser extent, facilities specializing in long term residential care. While a majority of our business is written in the standard market, we also offer professional liability insurance on an excess and surplus lines basis through our specialty business. The decrease in MPL premium for the 2024 three- and six-month periods as compared to the same respective periods of 2023 was driven by the prior year impact of $7.9 million of tail coverage primarily related to one SPC in which we do not participate in the underwriting results (see additional information in footnote 2 below). Excluding the effect of this tail coverage, MPL premium increased $1.3 million and decreased $1.6 million for the 2024 three- and six-month periods, respectively, as compared to the same respective periods of 2023. The increase for the 2024 three-month period was driven by an increase in renewal pricing, net timing differences of $6.1 million and, to a lesser extent, new business written, partially offset by retention losses. The decrease for the 2024 six-month period was driven by retention losses, partially offset by an increase in renewal pricing, new business written and, to a lesser extent, net timing differences of $10.1 million. Retention losses during the 2024 three- and six-month periods generally reflect our pursuit of rate adequacy in a competitive market where other carriers may not have the same profitability objectives, appreciate the rate need, or are attempting to gain market share despite near term underwriting losses. Renewal pricing increases during the 2024 three- and six-month periods reflect the rising loss cost environment and new business written reflects the competitive market conditions.
(2) We offer alternative risk and self-insurance products on a customized basis. Our custom alternative risk solutions include a turnkey captive solution whereby we cede either all or a portion of the alternative market premium, net of reinsurance, to two SPCs of our wholly owned Cayman Islands reinsurance subsidiary, Inova Re, which is reported in our Segregated Portfolio Cell Reinsurance segment (see further discussion in the Ceded Premiums Written section that follows). For the three and six months ended June 30, 2024, our MPL line of business included $3.3 million and $3.1 million of alternative market gross premium written, respectively, as compared to $11.3 million and $14.2 million for the same respective periods of 2023. The decrease for the 2024 three- and six-month periods reflected the prior year effect of $7.9 million of tail coverage written and fully earned related to one program in which we do not participate in the underwriting results and was non-renewed effective January 1, 2024. Further, the $7.9 million of tail premium was subsequently cancelled and reversed during the third quarter of 2023.
(3) Our Medical Technology Liability business is marketed throughout the U.S.; coverage is typically offered on a primary basis, within specified limits, to manufacturers and distributors of medical technology and life sciences products including entities conducting human clinical trials. In addition to the previously listed factors that affect our premium volume, our Medical Technology Liability premium is also impacted by the sales volume of insureds. Our Medical Technology Liability premium decreased during the 2024 three- and six-month periods as compared to the same respective periods of 2023 driven by retention losses, partially offset by new business written and, to a lesser extent, an increase in renewal pricing. Retention losses during the 2024 three- and six-month periods are primarily attributable to insureds no longer needing coverage, an increase in competition on terms and pricing, as well as merger activity within the industry. Renewal pricing increases during the 2024 three- and six-month periods are primarily due to changes in the sales volume and changes in exposure of certain insureds.
(4) Our Lloyd's Syndicates business includes the results from our participation in Syndicate 1729 at Lloyd's of London. Effective September 2023, we elected to discontinue our participation in the results of Syndicate 1729 beginning with the 2024 underwriting year. For the 2023 underwriting year our participation in the results of Syndicate 1729 was approximately 5%. Our Lloyd’s Syndicates premium for the 2024 three- and six-month periods reflected the impact of our ceased participation.
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
The change in renewal pricing for our Specialty P&C segment, including by major component, was as follows:

	Three Months Ended June 30	Six Months Ended June 30
	2024	2024
Specialty P&C segment*	9%	8%
MPL	9%	8%
Medical Technology Liability	4%	3%
Other	3%	3%
* Excludes Lloyd's Syndicates premium.
New business written by major component on a direct basis was as follows:

	Three Months Ended June 30		Six Months Ended June 30
(In millions)	2024	2023	2024	2023
MPL	$4.2	$9.7	$13.5	$19.1
Medical Technology Liability	0.7	2.4	1.6	3.5
Other	0.1	0.2	0.3	0.5
Total	$5.0	$12.3	$15.4	$23.1
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
Retention for our Specialty P&C segment, including by major component, was as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
Specialty P&C segment*	84%	83%	85%	84%
MPL	83%	83%	85%	84%
Medical Technology Liability	90%	82%	92%	85%
Other	82%	83%	80%	84%
* Excludes Lloyd's Syndicates premium.

Ceded Premiums Written
Ceded premiums represent the amounts owed to our reinsurers for their assumption of a portion of our losses. See previous discussion in our Liquidity and Capital Resources and Financial Condition section under the heading "Reinsurance" for information regarding our healthcare professional liability and Medical Technology Liability excess of loss reinsurance arrangements.
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
Ceded premiums written were as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2024	2023	Change		2024	2023	Change
Excess of loss reinsurance arrangements (1)	$8,976	$8,816	$160	1.8%	$20,759	$20,040	$719	3.6%
Premium ceded to SPCs (2)	2,043	10,396	(8,353)	(80.3%)	1,980	13,285	(11,305)	(85.1%)
Other ceded premiums written (3)	3,137	7,293	(4,156)	(57.0%)	11,436	15,954	(4,518)	(28.3%)
Adjustment to premiums owed under reinsurance agreements, prior accident years, net (4)	—	—	—	—%	—	2,200	(2,200)	nm
Total ceded premiums written	$14,156	$26,505	$(12,349)	(46.6%)	$34,175	$51,479	$(17,304)	(33.6%)
(1) We generally reinsure risks under our excess of loss reinsurance arrangements pursuant to which the reinsurers agree to assume all or a portion of all risks that we insure above our individual risk retention levels. Premium due to reinsurers is based on a rate factor applied to gross premiums written subject to cession under the arrangement.
(2) As previously discussed, as a part of our alternative market solutions, all or a portion of certain medical professional liability premium written is ceded to SPCs in our Segregated Portfolio Cell Reinsurance segment under either excess of loss or quota share reinsurance agreements, depending on the structure of the individual program. Premiums ceded to SPCs decreased during the 2024 three- and six-month periods as compared to the same respective periods of 2023 due to the prior year impact of tail coverage, primarily related to one program (see previous discussion in footnote 2 under the heading "Gross Premiums Written"). See the Segment Results - Segregated Portfolio Cell Reinsurance section for further discussion on the cession to the SPCs from our Specialty P&C segment.
(3) Our other ceded premiums written is primarily comprised of various shared risk arrangements and cyber liability coverages.
(4) Given the length of time that it takes to resolve our claims, many years may elapse before all losses recoverable under a reinsurance arrangement are known. As a part of the process of estimating our loss reserve we also make estimates regarding the amounts recoverable under our reinsurance arrangements. As previously discussed, the premiums ultimately ceded under certain of our swing rated excess of loss reinsurance arrangements are subject to the losses ceded under the arrangements. As part of the review of our reserves during the 2024 three- and six-month periods and 2023 three-month period, we concluded that our estimate of expected losses and associated recoveries for prior year ceded losses was reasonable; therefore, we did not adjust our estimate of ceded premiums owed to reinsurers. As part of our review of our reserves for 2023 six-month period, we recorded an increase in our estimate of ceded premiums owed to reinsurers due to an increase in our estimate of expected losses and associated recoveries for prior year ceded losses. Changes to estimates of premiums ceded related to prior accident years are fully earned in the period the changes in estimates occur.

Ceded Premiums Ratio
As shown in the table below, our ceded premiums ratio was affected during the 2023 six-month period by a revision to our estimate of premiums owed to reinsurers related to coverages provided in prior accident years. The ceded premiums ratio was as follows:

	Three Months Ended June 30				Six Months Ended June 30
	2024	2023	Change		2024	2023	Change
Ceded premiums ratio	8.7%	15.1%	(6.4	pts)	8.5%	12.3%	(3.8	pts)
Less the effect of adjustments in premiums owed under reinsurance agreements, prior accident years (as previously discussed)	—%	—%	—	pts	—%	0.5%	(0.5	pts)
Ratio, current accident year	8.7%	15.1%	(6.4	pts)	8.5%	11.8%	(3.3	pts)
The above table reflects ceded premiums written, excluding the effect of prior year ceded premium adjustments, as previously discussed, as a percent of gross premiums written. Our current accident year ceded premiums ratios decreased for the 2024 three- and six-month periods as compared to the same respective periods of 2023 primarily due to a decrease in premium ceded to SPCs, which accounted for 4.2 and 2.4 percentage points, respectively, of the decrease in the ratios (see previous discussion in footnote 2 under the heading "Gross Premiums Written"). The decrease in our current accident year ceded premium ratios for the 2024 three- and six-month periods also reflected our ceased participation in Syndicate 1729 for the 2024 underwriting year.
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
Net premiums earned were as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2024	2023	Change		2024	2023	Change
Gross premiums earned	$201,693	$209,991	$(8,298)	(4.0%)	$408,320	$414,044	$(5,724)	(1.4%)
Less: Ceded premiums earned	17,147	27,241	(10,094)	(37.1%)	34,887	47,610	(12,723)	(26.7%)
Net premiums earned	$184,546	$182,750	$1,796	1.0%	$373,433	$366,434	$6,999	1.9%
Gross premiums earned decreased during the 2024 three- and six-month periods as compared to the same respective periods of 2023 driven by the prior year impact of tail premium, all of which was ceded to an SPC in our Segregated Portfolio Cell Reinsurance segment and therefore this tail coverage had no impact on our Specialty P&C segment's net premiums earned. After removing the effect of this tail coverage, gross premium earned remained relatively unchanged for the 2024 three-month period and increased $2.2 million for the 2024 six-month period due to an increase in the volume of written premium during the preceding twelve months, primarily in our MPL line of business.
Ceded premiums earned decreased during the 2024 three- and six-month periods as compared to the same respective periods of 2023 primarily due to tail premium in the prior year period, all of which was ceded to an SPC in our Segregated Portfolio Cell Reinsurance segment (see previous discussion in footnote 2 under the heading "Ceded Premiums Written"). Ceded premiums earned during the 2023 six-month period included a prior accident year ceded premium adjustment of $2.2 million made during the first quarter of 2023 which increased ceded premiums owed under our swing rated reinsurance arrangements related to prior accident year losses (see previous discussion in footnote 4 under the heading "Ceded Premiums Written").

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
The following table summarizes calendar year net loss ratios for our Specialty P&C segment by separating losses between the current accident year and all prior accident years. The net loss ratios for our Specialty P&C segment were as follows:

	Net Loss Ratios (1)
	Three Months Ended June 30				Six Months Ended June 30
	2024	2023	Change		2024	2023	Change
Calendar year net loss ratio	78.7%	80.7%	(2.0	pts)	79.9%	85.6%	(5.7	pts)
Less impact of prior accident years on the net loss ratio	(3.3%)	(2.7%)	(0.6	pts)	(2.0%)	0.7%	(2.7	pts)
Current accident year net loss ratio(2)	82.0%	83.4%	(1.4	pts)	81.9%	84.9%	(3.0	pts)
(1)Net losses, as specified, divided by net premiums earned.
(2)For the three and six months ended June 30, 2024, our current accident year net loss ratios (as shown in the table above), improved 1.4 and 3.0 percentage points, respectively, as compared to the same respective periods of 2023. The change in our current accident year net loss ratios were primarily attributable to the following:

(In percentage points)	Increase (Decrease) 2024 versus 2023
	Comparative three-month periods	Comparative six-month periods
Estimated ratio increase (decrease) attributable to:
Lloyd's Syndicates	0.7 pts	0.3 pts
Change in ULAE	(0.6 pts)	(0.4 pts)
Ceded Premium Adjustment, Prior Accident Years(1)	— pts	(0.6 pts)
All other, net	(1.5 pts)	(2.3 pts)
Decrease in current accident year net loss ratio	(1.4 pts)	(3.0 pts)
(1) See previous discussion in footnote 4 under the heading "Ceded Premiums Written" for additional information.
•Excluding the impact of the items specifically identified in the table above, our current accident year net loss ratios for the three and six months ended June 30, 2024 as compared to the same respective periods of 2023 improved 1.5 and 2.3 percentage points, respectively, driven by our continued underwriting actions as well as our focus on achieving appropriate pricing leading to a decrease to certain expected loss ratios in our MPL line of business during the first quarter of 2024 and, to a lesser extent, changes in the mix of business.
•ULAE are costs that cannot be attributed to processing a specific claim and are allocated to net losses and loss adjustment expenses on the Condensed Consolidated Statement of Income and Comprehensive Income. We estimate ULAE at the beginning of each year based on projected allocable expenses and will periodically adjust if actual expenses differ from our initial estimate. During the three and six months ended June 30, 2024, ULAE decreased due to lower actual headcount in our claims department as well as lower allocable IT expenses.
We re-evaluate our previously established reserve each quarter based upon the most recently completed actuarial analysis supplemented by any new analysis, information or trends that have emerged since the date of that study. We also take into account currently available industry trend information.

We recognized net favorable (unfavorable) prior accident year reserve development as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2024	2023	Change		2024	2023	Change
Total net favorable (unfavorable) reserve development	$6,181	$4,988	$1,193	23.9%	$7,431	$(2,362)	$9,793	414.6%
The following table shows net favorable (unfavorable) development by component for the three and six months ended June 30, 2024 and 2023:

$5.0
$—
($5.0)
($10.0)
$2.5
$2.5
($0.5)
$1.7
$4.0
$—
($1.5)
$2.5
$2.5
$2.5
($0.9)
$3.3
($10.1)
$4.0
($1.3)
$5.0
Three Months Ended June 30, 2024
Three Months Ended June 30, 2023
Six Months Ended June 30, 2024
Six Months Ended June 30, 2023
($ in millions)
MPL
Medical Technology Liability
Lloyd's Syndicates
Purchase Accounting Amortization

•Net favorable reserve development recognized during the three and six months ended June 30, 2024 principally related to accident years 2017 and prior. Net favorable reserve development during the three months ended June 30, 2023 principally related to accident years 2014 through 2017.
•The loss environment in our MPL line of business continues to be challenging in many jurisdictions, as claim costs are pressured by social inflation and higher than anticipated loss severity trends. Following a period of benign loss development trends due to the pandemic, higher severity trends started to reemerge in the fourth quarter of 2022, mostly returning to pre-pandemic levels but higher than pre-pandemic levels in certain jurisdictions. We are monitoring the impact that these trends have on our open case reserves and prior year development. We strengthened case reserves related to four large claims in our MPL line of business during the first quarter of 2023, resulting in $10.1 million of unfavorable development, primarily related to NORCAL's accident years 2016 and 2020.
•Net unfavorable development associated with our Lloyd’s Syndicates operations during the three and six months ended June 30, 2024 and 2023 was driven by higher than expected losses and development on certain large claims, primarily catastrophe related losses.
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

Underwriting, Policy Acquisition and Operating Expenses
Our Specialty P&C segment underwriting, policy acquisition and operating expenses were comprised as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2024	2023	Change		2024	2023	Change
DPAC amortization	$25,758	$23,642	$2,116	9.0%	$51,600	$48,448	$3,152	6.5%
Management fees	780	799	(19)	(2.4%)	1,925	1,963	(38)	(1.9%)
Other underwriting and operating expenses	24,333	24,432	(99)	(0.4%)	48,397	41,143	7,254	17.6%
Total	$50,871	$48,873	$1,998	4.1%	$101,922	$91,554	$10,368	11.3%
DPAC amortization increased for the 2024 three- and six-month periods as compared to the same respective periods of 2023 primarily driven by a decrease in ceding commission income, which is an offset to expense, and, to a lesser extent, an increase in compensation-related costs due to higher capitalized salaries. Ceding commission income in the current year periods was lower than the prior year periods driven by commission income recorded in the second quarter of 2023 associated with a large tail policy written and ceded to an SPC in our Segregated Portfolio Cell Reinsurance segment (see previous discussion under the heading "Gross Premiums Written"). Partially offsetting these factors during the 2024 three- and six-month periods was a decrease in commission and brokerage expenses as compared to the same respective periods of 2023.
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
Other underwriting and operating expenses remained relatively unchanged for the 2024 three-month period and increased for the 2024 six-month period as compared to the same respective periods of 2023 primarily attributable to the following:
•Certain one-time items that are unique or non-recurring in nature during the first quarter of 2023 that resulted in a benefit to operating expenses. We recognized a claim for a payroll tax refund of $3.8 million related to the employee retention credit and a reduction to operating expenses of $1 million related to the reduction to the contingent consideration liability associated with the NORCAL acquisition. See additional discussion on these items in our June 30, 2023 report on Form 10-Q within Item 7, Management's Discussion and Analysis, in the Segment Results - Specialty Property & Casualty section under the heading "Underwriting, Policy Acquisition and Operating Expenses."
•An increase in compensation-related expenses, partially offset by lower external audit fees. The increase in compensation-related costs in the 2024 six-month period as compared to the same period of 2023 was primarily due to higher amounts accrued for performance-related incentive plans due to the improvement in the related performance metrics and, to a lesser extent, an increase in salaries due to annual merit adjustments. The remaining variance in other underwriting and operating expenses for the 2024 six-month period as compared to the same period of 2023 was comprised of individually insignificant components.
Underwriting Expense Ratio (the Expense Ratio)
Our expense ratio for the Specialty P&C segment was as follows:

	Three Months Ended June 30				Six Months Ended June 30
	2024	2023	Change		2024	2023	Change
Underwriting expense ratio	27.6%	26.7%	0.9	pts	27.3%	25.0%	2.3	pts

The change in our expense ratios for the 2024 three- and six-month periods as compared to the same respective periods of 2023 were primarily attributable to the following:

Increase (Decrease) 2024 versus 2023
(In percentage points)	Comparative three-month periods	Comparative six-month periods
Estimated ratio increase (decrease) attributable to:
Change in Net Premiums Earned and DPAC amortization(1)	1.0 pts	0.6 pts
Employee Retention Credit	— pts	1.0 pts
Contingent Consideration Remeasurement Adjustment	— pts	0.3 pts
All other, net	(0.1 pts)	0.4 pts
Increase in the underwriting expense ratio	0.9 pts	2.3 pts
(1) Excludes tail premium.
As shown in the previous table, our consolidated underwriting expense ratios for the 2024 three- and six-month periods reflected higher DPAC amortization in relation to the change in net premiums earned, excluding tail premium, resulting in a 1.0 and 0.6 percentage point increase in our current period ratios as compared to the same respective periods of 2023. See previous discussion under the heading "DPAC Amortization."
Excluding the impact of the items specifically identified in the table above, our expense ratio for the 2024 three-month period remained relatively unchanged and increased by 0.4 percentage points for the 2024 six-month period as compared to the same respective periods of 2023. The increase for the 2024 six-month period was driven by an increase in compensation-related costs, largely offset by the impact of higher net premiums earned and lower external audit fees.

Segment Results - Workers' Compensation Insurance
Our Workers' Compensation Insurance segment includes workers' compensation products provided to employers generally with 1,000 or fewer employees, as discussed in Note 16 of the Notes to Consolidated Financial Statements in our December 31, 2023 report on Form 10-K. Segment results included the following:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2024	2023	Change		2024	2023	Change
Net premiums written	$39,993	$42,323	$(2,330)	(5.5%)	$90,346	$89,894	$452	0.5%

Net premiums earned	$41,770	$41,018	$752	1.8%	$82,864	$81,821	$1,043	1.3%
Other income	469	651	(182)	(28.0%)	946	1,232	(286)	(23.2%)
Net losses and loss adjustment expenses	(32,149)	(29,762)	(2,387)	8.0%	(63,786)	(60,606)	(3,180)	5.2%
Underwriting, policy acquisition and operating expenses	(15,139)	(14,400)	(739)	5.1%	(29,628)	(27,379)	(2,249)	8.2%
Segment results	$(5,049)	$(2,493)	$(2,556)	102.5%	$(9,604)	$(4,932)	$(4,672)	(94.7%)

Net loss ratio	77.0%	72.6%	4.4 pts		77.0%	74.1%	2.9 pts
Underwriting expense ratio	36.2%	35.1%	1.1 pts		35.8%	33.5%	2.3 pts
Premiums Written
Our workers’ compensation premium volume is driven by five primary factors: (1) the amount of new business written, (2) retention of our existing book of business, (3) premium rates charged on our renewal book of business, (4) changes in payroll exposure and (5) audit premium.
Gross, ceded and net premiums written were as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2024	2023	Change		2024	2023	Change
Gross premiums written	$60,745	$62,757	$(2,012)	(3.2%)	$133,360	$136,187	$(2,827)	(2.1%)
Less: Ceded premiums written	20,752	20,434	318	1.6%	43,014	46,293	(3,279)	(7.1%)
Net premiums written	$39,993	$42,323	$(2,330)	(5.5%)	$90,346	$89,894	$452	0.5%
Gross Premiums Written
Gross premiums written by product were as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2024	2023	Change		2024	2023	Change
Traditional business:
Guaranteed cost	$32,853	$33,769	$(916)	(2.7%)	$73,597	$71,568	$2,029	2.8%
Policyholder dividend	5,297	5,795	(498)	(8.6%)	13,383	12,966	417	3.2%
Deductible	463	428	35	8.2%	3,736	2,759	977	35.4%
Retrospective	3,147	2,535	612	24.1%	3,153	2,839	314	11.1%
Other	1,618	1,558	60	3.9%	3,149	3,260	(111)	(3.4%)
Change in EBUB estimate	650	1,900	(1,250)	(65.8%)	650	2,900	(2,250)	(77.6%)
Total traditional business (1)	44,028	45,985	(1,957)	(4.3%)	97,668	96,292	1,376	1.4%
Alternative market business(2)	16,717	16,772	(55)	(0.3%)	35,692	39,895	(4,203)	(10.5%)
Total	$60,745	$62,757	$(2,012)	(3.2%)	$133,360	$136,187	$(2,827)	(2.1%)

(1) Gross premiums written decreased for the 2024 three-month period and increased for the 2024 six-month period as compared to the same respective periods of 2023. The decrease for the 2024 three-month period was driven by the change in our EBUB estimate, retention losses and renewal rate decreases, partially offset by higher audit premium. The increase for the 2024 six-month period was primarily driven by positive mid-term policy endorsements, higher audit premium and the renewal of certain policies as traditional business that were previously written in one of the alternative market programs in our Segregated Portfolio Cell Reinsurance segment, partially offset by retention losses and renewal rate decreases. Premium related to policies that renewed as traditional business that were previously written in one of the programs in our Segregated Portfolio Cell Reinsurance segment for the 2024 three- and six-month periods totaled $0.5 million and $1.6 million, respectively. Gross premiums written in our traditional business also reflect the continuation of competitive workers' compensation market conditions, including the impact of compounded state loss cost reductions in our core operating territories.
(2) A majority of alternative market premiums are ceded to SPCs in our Segregated Portfolio Cell Reinsurance segment. See further discussion on alternative market gross premiums written in our Segment Results - Segregated Portfolio Cell Reinsurance section under the heading "Gross Premiums Written" that follows. We retained fourteen of the sixteen (seven in the second quarter) workers’ compensation alternative market programs that were up for renewal during the six months ended June 30, 2024. Effective January 1, 2024, two programs were non-renewed and placed into run-off; however, as the underlying policies expire in that program, we expect those policies to be renewed as traditional business in our Workers' Compensation Insurance segment, as previously discussed. The other program, in which we do not participate in the underwriting results, assumed both workers' compensation insurance and medical professional liability insurance and we elected to non-renew this program.
New business, audit premium, renewal retention and renewal price changes for our traditional business and the alternative market business are shown in the table below:

	Three Months Ended June 30
	2024			2023
($ in millions)	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results
New business	$3.7	$0.8	$4.5	$5.6	$1.5	$7.1
Audit premium (excluding EBUB)	$3.4	$1.0	$4.4	$2.3	$0.9	$3.2
Retention rate (1)	80%	86%	81%	80%	84%	81%
Change in renewal pricing (2)	(3%)	—%	(3%)	(7%)	(6%)	(7%)

	Six Months Ended June 30
	2024			2023
($ in millions)	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results
New business	$11.9	$2.1	$14.0	$12.2	$2.7	$14.9
Audit premium (excluding EBUB)	$5.3	$2.4	$7.7	$4.8	$2.1	$6.9
Retention rate (1)	83%	81%	83%	81%	88%	83%
Change in renewal pricing (2)	(4%)	(1%)	(3%)	(7%)	(6%)	(6%)
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

Ceded Premiums Written
Ceded premiums written were as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2024	2023	Change		2024	2023	Change
Premiums ceded to SPCs(1)	$13,840	$14,717	$(877)	(6.0%)	$29,837	$34,709	$(4,872)	(14.0%)
Premiums ceded to external reinsurers(2)	5,018	3,739	1,279	34.2%	9,057	7,168	1,889	26.4%
Premiums ceded to unaffiliated captive insurers(1)	2,877	2,055	822	40.0%	5,855	5,186	669	12.9%
Change in return premium estimate under external reinsurance (3)	(766)	52	(818)	(1,573.1%)	(796)	67	(863)	(1,288.1%)
Estimated revenue share under external reinsurance (4)	(217)	(129)	(88)	68.2%	(939)	(837)	(102)	12.2%
Total ceded premiums written	$20,752	$20,434	$318	1.6%	$43,014	$46,293	$(3,279)	(7.1%)
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

(2) Premiums ceded under our traditional reinsurance treaty are based on premiums earned during the treaty period. Our ceded premium increased for the three and six months ended June 30, 2024 as compared to the same respective periods of 2023, reflecting a higher average reinsurance rate and reinstatement premium of $0.7 million that was recognized during the second quarter of 2024 related to a reserve increase on a prior year reinsured claim.

(3) Changes in the return premium estimate reflect adjustments to our estimate of expected future recovery of ceded premium based on the underlying loss experience of our reinsurance treaties that include a provision for return premium. Increases in reinsured losses reduce the return premium estimate, while decreases in reinsured losses increase the return premium estimate. The change in return premium during the 2024 three- and six-month periods reflects favorable reserve development on previously reported reinsured claims.

(4) We are party to a revenue sharing agreement with our reinsurance broker under which we participate in the broker's revenue earned under our reinsurance treaties based on the volume of premium ceded. We estimate the amount of revenue we expect to receive under this agreement as premiums are recognized and ceded to the reinsurers.

Ceded Premiums Ratio
Ceded premiums ratio was as follows:

	Three Months Ended June 30				Six Months Ended June 30
	2024	2023	Change		2024	2023	Change
Ceded premiums ratio, as reported	32.7%	34.0%	(1.3	pts)	33.0%	33.6%	(0.6	pts)
Less the effect of:
Premiums ceded to SPCs (100%)	21.1%	23.2%	(2.1	pts)	22.1%	25.0%	(2.9	pts)
Premiums ceded to unaffiliated captive insurers (100%)	2.8%	2.6%	0.2	pts	2.7%	1.4%	1.3	pts
Change in return premium estimate under external reinsurance	(1.7%)	0.1%	(1.8	pts)	(0.9%)	0.1%	(1.0	pts)
Estimated revenue share	(0.4%)	(0.3%)	(0.1	pts)	(1.1%)	(1.0%)	(0.1	pts)
Assumed premiums earned (not ceded to external reinsurers)	(0.4%)	(0.4%)	—	pts	(0.3%)	(0.3%)	—	pts
Change in reinstatement premium	1.6%	—%	1.6	pts	0.8%	—%	0.8	pts
EBUB estimate	(0.2%)	(0.4%)	0.2	pts	—%	(0.3%)	0.3	pts
Ceded premiums ratio (related to external reinsurance), less the effects of above	9.9%	9.2%	0.7	pts	9.7%	8.7%	1.0	pts
The above table reflects traditional ceded premiums earned as a percent of traditional gross premiums earned. As discussed above, premiums ceded under our traditional reinsurance treaty are based on premiums earned during the treaty period. The increase in the ceded premiums ratios for the three and six months ended June 30, 2024 primarily reflects a higher average reinsurance rate.

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
Net premiums earned were as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2024	2023	Change		2024	2023	Change
Gross premiums earned	$62,079	$62,144	$(65)	(0.1%)	$123,618	$123,310	$308	0.2%
Less: Ceded premiums earned	20,309	21,126	(817)	(3.9%)	40,754	41,489	(735)	(1.8%)
Net premiums earned	$41,770	$41,018	$752	1.8%	$82,864	$81,821	$1,043	1.3%
Net premiums earned increased during the three and six months ended June 30, 2024 as compared to the same respective periods of 2023 driven by the pro rata effect of an increase in the volume of written premium during the preceding twelve months, an increase in audit premium, and the renewal of certain policies as traditional business that were previously written in one of the alternative market programs in our Segregated Portfolio Cell Reinsurance segment, partially offset by the change in our carried EBUB estimate.
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

	Three Months Ended June 30				Six Months Ended June 30
	2024	2023	Change		2024	2023	Change
Calendar year net loss ratio	77.0%	72.6%	4.4	pts	77.0%	74.1%	2.9	pts
Less impact of prior accident years on the net loss ratio	—%	—%	—	pts	—%	1.5%	(1.5	pts)
Current accident year net loss ratio	77.0%	72.6%	4.4	pts	77.0%	72.6%	4.4	pts
Less estimated ratio increase (decrease) attributable to:
ULAE	5.5%	6.0%	(0.5	pts)	6.0%	6.6%	(0.6	pts)
Change in the AAD (1)	1.2%	3.4%	(2.2	pts)	2.5%	3.4%	(0.9	pts)
Current accident year net loss ratio, excluding the effect of items above	70.3%	63.2%	7.1	pts	68.5%	62.6%	5.9	pts
(1) See previous discussion of the AAD under the heading "Ceded Premiums Written."
The current accident year net loss ratio for the 2024 three- and six-month periods of 77% increased as compared to the same respective periods of 2023; however, the current period ratio improved 4.3 points from the current accident year net loss ratio for the year ended December 31, 2023 of 81.3%, reflecting underwriting actions taken during 2023 and a slight improvement in loss trends. While we continue to reflect higher loss trends that we began to observe in our average cost per claim during the second half of 2023, these trends have improved slightly during the first half 2024, while reported claim frequency trends continue to be lower compared to historical results.

Calendar year incurred losses (excluding IBNR) in excess of our per occurrence reinsurance retention, before consideration of the AAD, increased $2.6 million and $1.1 million for the 2024 three- and six-month periods, respectively, as compared to the same respective periods of 2023, which reflected net unfavorable reserve development on reinsured claims. We recognized losses within the AAD totaling $0.5 million and $2.0 million for the 2024 three- and six-month periods, respectively, as compared to $1.4 million and $2.8 million during the same respective periods of 2023. We continue to recognize losses within the AAD at the maximum exposure, based on historical reinsured loss trends; however, actual results within the AAD layer may ultimately be lower once all claims have been settled. Further, the May 1, 2024 reinsurance treaty renewal included the elimination of the AAD.
We did not recognize any prior accident year reserve development for the three and six months ended June 30, 2024 or the three months ended June 30, 2023. We recognized $1.2 million of net unfavorable prior accident year reserve development for the six months ended June 30, 2023 primarily driven by a large claim from the 1997 accident year.
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
Our Workers' Compensation Insurance segment underwriting, policy acquisition and operating expenses were comprised as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2024	2023	Change		2024	2023	Change
DPAC amortization	$7,423	$7,434	$(11)	(0.1%)	$14,803	$14,444	$359	2.5%
Management fees	455	466	(11)	(2.4%)	1,000	1,016	(16)	(1.6%)
Other underwriting and operating expenses	10,619	10,111	508	5.0%	20,669	19,096	1,573	8.2%
SPC ceding commission offset	(3,358)	(3,611)	253	(7.0%)	(6,844)	(7,177)	333	(4.6%)
Total	$15,139	$14,400	$739	5.1%	$29,628	$27,379	$2,249	8.2%
DPAC amortization was relatively unchanged for 2024 three-month period and increased for the 2024 six-month period as compared to the same respective periods of 2023. The increase for the 2024 six-month period primarily reflected an increase in gross premiums earned.
Other underwriting and operating expenses increased for the three and six months ended June 30, 2024 as compared to the same respective periods of 2023, primarily reflecting an increase in compensation-related costs. The increase in compensation-related costs during the 2024 three- and six-month periods primarily reflected higher amounts accrued for performance-related incentive plans due to an improvement in the related performance metrics.
As previously discussed, alternative market premiums written by our Workers' Compensation Insurance segment are 100% ceded, less a ceding commission, to either the SPCs in our Segregated Portfolio Cell Reinsurance segment or unaffiliated captive insurers. The ceding commission charged to the SPCs consists of an amount for fronting fees, cell rental fees, commissions, premium taxes, claims administration fees and risk management fees. The fronting fees, commissions, premium taxes and risk management fees are recorded as an offset to underwriting, policy acquisition and operating expenses. Cell rental fees are recorded as a component of other income and claims administration fees are recorded as ceded ULAE. SPC ceding commissions earned decreased for the three and six months ended June 30, 2024 as compared to the same respective periods of 2023 primarily reflecting the decrease in alternative market ceded premium.

Underwriting Expense Ratio (the Expense Ratio)
The underwriting expense ratio included the impact of the following:

	Three Months Ended June 30				Six Months Ended June 30
	2024	2023	Change		2024	2023	Change
Underwriting expense ratio, as reported	36.2%	35.1%	1.1	pts	35.8%	33.5%	2.3	pts
Less estimated ratio increase (decrease) attributable to:
Impact of ceding commissions received from SPCs	4.3%	4.3%	—	pts	4.4%	3.9%	0.5	pts
Impact of audit premium	(2.3%)	(2.4%)	0.1	pts	(1.7%)	(2.1%)	0.4	pts
Impact of change in EBUB estimate	(0.4%)	(1.2%)	0.8	pts	(0.2%)	(0.8%)	0.6	pts
Underwriting expense ratio, less listed effects	34.6%	34.4%	0.2	pts	33.3%	32.5%	0.8	pts
Excluding the items noted in the table above, the expense ratios increased for the three and six months ended June 30, 2024 primarily reflecting the increase in other underwriting and operating expenses, as discussed above.

Segment Results - Segregated Portfolio Cell Reinsurance
The Segregated Portfolio Cell Reinsurance segment includes the results (underwriting profit or loss, plus investment results, net of U.S. federal income taxes) of SPCs at Inova Re and Eastern Re, our Cayman Islands SPC operations, as discussed in Note 16 of the Notes to Consolidated Financial Statements in our December 31, 2023 report on Form 10-K. SPCs are segregated pools of assets and liabilities that provide an insurance facility for a defined set of risks. Assets of each SPC are solely for the benefit of that individual cell and each SPC is solely responsible for the liabilities of that individual cell. Assets of one SPC are statutorily protected from the creditors of the others. As of June 30, 2024, there were twenty-six (five inactive) SPCs. Effective January 1, 2024, two SPCs were non-renewed and placed into run-off. As the underlying policies expire that were previously written in one of the programs, we expect a majority of those policies to be renewed as traditional business in our Workers' Compensation Insurance segment. For the year ended December 31, 2023, these SPCs had workers' compensation and medical professional liability premiums written totaling $6.4 million and $3.4 million, respectively.
Segment results reflect our share of the underwriting and investment results of the SPCs in which we participate, and included the following:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2024	2023	Change		2024	2023	Change
Net premiums written	$13,898	$23,057	$(9,159)	(39.7%)	$27,519	$43,005	$(15,486)	(36.0%)

Net premiums earned	$13,551	$24,094	$(10,543)	(43.8%)	$27,720	$39,394	$(11,674)	(29.6%)
Net investment income	985	603	382	63.3%	1,678	1,024	654	63.9%
Net investment gains (losses)	258	1,194	(936)	(78.4%)	1,728	2,355	(627)	(26.6%)
Other income (expenses)	1	1	—	—%	—	1	(1)	nm
Net losses and loss adjustment expenses	(8,617)	(13,816)	5,199	(37.6%)	(18,681)	(22,238)	3,557	(16.0%)
Underwriting, policy acquisition and operating expenses	(5,250)	(6,538)	1,288	(19.7%)	(9,961)	(11,575)	1,614	(13.9%)
SPC U.S. federal income tax (expense) benefit (1)	(249)	(994)	745	(74.9%)	(666)	(1,526)	860	(56.4%)
SPC net results	679	4,544	(3,865)	(85.1%)	1,818	7,435	(5,617)	(75.5%)
SPC dividend (expense) income (2)	(512)	(3,747)	3,235	(86.3%)	(1,119)	(5,689)	4,570	(80.3%)
Segment results (3)	$167	$797	$(630)	(79.0%)	$699	$1,746	$(1,047)	(60.0%)

Net loss ratio	63.6%	57.3%	6.3 pts		67.4%	56.5%	10.9 pts
Underwriting expense ratio	38.7%	27.1%	11.6 pts		35.9%	29.4%	6.5 pts
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
Gross, ceded and net premiums written were as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2024	2023	Change		2024	2023	Change
Gross premiums written	$15,883	$25,113	$(9,230)	(36.8%)	$31,817	$47,994	$(16,177)	(33.7%)
Less: Ceded premiums written	1,985	2,056	(71)	(3.5%)	4,298	4,989	(691)	(13.9%)
Net premiums written	$13,898	$23,057	$(9,159)	(39.7%)	$27,519	$43,005	$(15,486)	(36.0%)
Gross Premiums Written
Gross premiums written reflected reinsurance premiums assumed by component as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2024	2023	Change		2024	2023	Change
Workers' compensation	$13,840	$14,717	$(877)	(6.0%)	$29,837	$34,709	$(4,872)	(14.0%)
Medical professional liability	2,043	10,396	(8,353)	(80.3%)	1,980	13,285	(11,305)	(85.1%)
Gross Premiums Written	$15,883	$25,113	$(9,230)	(36.8%)	$31,817	$47,994	$(16,177)	(33.7%)
Gross premiums written for the three and six months ended June 30, 2024 and 2023 were primarily comprised of workers' compensation coverages assumed from our Workers' Compensation Insurance segment. Workers' compensation gross premiums written decreased during the 2024 three- and six-month periods as compared to the same respective periods of 2023 due to the non-renewal of two programs effective January 1, 2024. The business written in one of those programs is expected to be renewed as traditional business in our Workers' Compensation Insurance segment as the underlying policies expire in that program. The other program, in which we do not participate in the underwriting results, assumed both workers' compensation insurance and medical professional liability insurance and we elected to non-renew this program.
The decrease in medical professional liability gross premiums written for the 2024 three- and six-month periods as compared to the same respective periods of 2023 primarily reflected the impact of $7.9 million of tail premium written and fully earned during the second quarter of 2023 related to one program in which we do not participate in the underwriting results and was non-renewed effective January 1, 2024, as discussed above. Further, the $7.9 million of tail premium was subsequently cancelled and reversed during the third quarter of 2023. See further discussion in our Segment Results - Specialty Property & Casualty section under the heading "Premiums Written."
Workers' compensation renewal premium for the three and six months ended June 30, 2024 reflected retention of 86% and 81%, respectively, and rate decreases of 0.4% and 1.1%, respectively, partially offset by an increase in payroll exposure. Retention for the six months ended June 30, 2024 primarily reflected the non-renewal of the SPC that assumed both workers' compensation and medical professional liability insurance. We retained twelve of the fourteen (six in the second quarter of 2024) workers' compensation programs and one of the two medical professional liability programs up for renewal during the six months ended June 30, 2024.

New business, audit premium, retention and renewal price changes for the assumed workers' compensation premium is shown in the table below:

	Three Months Ended June 30		Six Months Ended June 30
($ in millions)	2024	2023	2024	2023
New business	$0.8	$1.5	$2.1	$2.7
Audit premium	$1.0	$0.9	$2.4	$2.1
Retention rate (1)	86%	84%	81%	88%
Change in renewal pricing (2)	—%	(6%)	(1%)	(6%)
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

Ceded Premiums Written
Ceded premiums written were as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2024	2023	Change		2024	2023	Change
Ceded premiums written	$1,985	$2,056	$(71)	(3.5%)	$4,298	$4,989	$(691)	(13.9%)
For the workers' compensation business, each SPC has in place its own external reinsurance coverage. The medical professional liability business is assumed net of reinsurance from our Specialty P&C segment; therefore, there are no ceded premiums related to the medical professional liability business reflected in the table above. The risk retention for each loss occurrence for the workers' compensation business ranges from $0.3 million to $0.4 million based on the program, with limits up to $119.7 million. In addition, each program has aggregate reinsurance coverage between $1.1 million and $2.1 million on a program year basis. Premiums ceded under our SPC reinsurance treaty are based on premiums written during the treaty period. The change in ceded premiums written during the three and six months ended June 30, 2024 as compared to the same respective periods of 2023 primarily reflected the decrease in workers' compensation gross premiums written and the impact of rate changes under the external reinsurance treaty. External reinsurance rates vary based on the alternative market program.
Ceded Premiums Ratio
Ceded premiums ratio was as follows:

	Three Months Ended June 30			Six Months Ended June 30
	2024	2023	Change	2024	2023	Change
Ceded premiums ratio	14.3%	14.0%	0.3 pts	14.4%	14.4%	— pts
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

Gross, ceded and net premiums earned were as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2024	2023	Change		2024	2023	Change
Gross premiums earned	$15,626	$26,390	$(10,764)	(40.8%)	$32,036	$43,993	$(11,957)	(27.2%)
Less: Ceded premiums earned	2,075	2,296	(221)	(9.6%)	4,316	4,599	(283)	(6.2%)
Net premiums earned	$13,551	$24,094	$(10,543)	(43.8%)	$27,720	$39,394	$(11,674)	(29.6%)
The decrease in net premiums earned during the three and six months ended June 30, 2024 as compared to the same respective periods of 2023 was primarily driven by the prior year impact of tail premium, as previously discussed, and the non-renewal of two SPCs effective January 1, 2024, as previously discussed.
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
Calendar year and current accident year net loss ratios for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30				Six Months Ended June 30
	2024	2023	Change		2024	2023	Change
Calendar year net loss ratio	63.6%	57.3%	6.3	pts	67.4%	56.5%	10.9	pts
Less impact of prior accident years on the net loss ratio	(2.5%)	(5.6%)	3.1	pts	1.8%	(7.2%)	9.0	pts
Current accident year net loss ratio	66.1%	62.9%	3.2	pts	65.6%	63.7%	1.9	pts
Less estimated ratio increase (decrease) attributable to:
Change in estimated aggregate reinsurance (1)	(0.9%)	0.1%	(1.0	pts)	(0.1%)	0.1%	(0.2	pts)
Current accident year net loss ratio, excluding the effect of the change in estimated aggregate reinsurance	67.0%	62.8%	4.2	pts	65.7%	63.6%	2.1	pts
(1) See additional information regarding the SPC's aggregate reinsurance agreements in our Liquidity and Capital Resources and Financial Condition section under the heading "Operating Activities and Related Cash Flows."

The current accident year net loss ratio, excluding the effect of changes in estimated aggregate reinsurance, increased for the 2024 three- and six-month periods as compared to the same respective periods of 2023 primarily reflecting an increase in reported loss activity.
Calendar year incurred losses (excluding IBNR) ceded to our external reinsurers increased $1.5 million for the three months ended June 30, 2024 and decreased $0.4 million for the six months ended June 30, 2024 as compared to the same respective periods of 2023. Current accident year ceded incurred losses (excluding IBNR) increased $0.8 million for the 2024 three- and six-month periods as compared to the same respective periods of 2023.
We recognized net favorable prior year reserve development of $0.3 million for the three months ended June 30, 2024 and net unfavorable prior year reserve development of $0.5 million for the six months ended June 30, 2024 as compared to favorable prior year reserve development of $1.3 million and $2.9 million for the 2023 three- and six-month periods, respectively. The development for the 2024 three- and six-month periods includes net favorable development in the workers' compensation business of $0.3 million and $0.9 million, respectively, which reflected overall favorable trends in claim closing patterns primarily in accident years 2020 through 2022. More than offsetting the favorable development for the six months ended June 30, 2024 is net unfavorable development of $1.4 million in the medical professional liability business in the first quarter of 2024, which primarily reflected higher than expected claim frequency in the program that assumed both workers' compensation and medical professional liability insurance, which was non-renewed effective January 1, 2024. We do not participate in the underwriting results of this program. The development for the 2023 three- and six-month periods entirely related to the workers' compensation business and reflected overall favorable trends in claim closing patterns primarily in accident years 2018 through 2021.

Underwriting, Policy Acquisition and Operating Expenses
Our Segregated Portfolio Cell Reinsurance segment underwriting, policy acquisition and operating expenses were comprised as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2024	2023	Change		2024	2023	Change
DPAC amortization	$4,292	$6,030	$(1,738)	(28.8%)	$8,597	$10,606	$(2,009)	(18.9%)
Other underwriting and operating expenses	958	508	450	88.6%	1,364	969	395	40.8%
Total	$5,250	$6,538	$(1,288)	(19.7%)	$9,961	$11,575	$(1,614)	(13.9%)
DPAC amortization primarily represents ceding commissions, which vary by program and are paid to our Workers' Compensation Insurance and Specialty P&C segments for premiums assumed. Ceding commissions include an amount for fronting fees, commissions, premium taxes and risk management fees, which are reported as an offset to underwriting, policy acquisition and operating expenses within our Workers' Compensation Insurance and Specialty P&C segments. In addition, ceding commissions paid to our Workers' Compensation Insurance segment include cell rental fees which are recorded as other income and claims administration fees which are recorded as ceded ULAE within our Workers' Compensation Insurance segment. The decrease in DPAC amortization in the 2024 three- and six-month periods as compared to the same respective periods of 2023 primarily reflected the decrease in earned premium, as discussed above under the heading "Net Premiums Earned."
Other underwriting and operating expenses primarily include bank fees, professional fees, changes in the allowance for expected credit losses and policyholder dividend expense. Other underwriting and operating expenses increased for the 2024 three- and six-month periods as compared to the same respective periods of 2023 driven by an increase in the allowance for credit losses in two programs.
Underwriting Expense Ratio (the Expense Ratio)
The underwriting expense ratios included the impact of the following:

	Three Months Ended June 30			Six Months Ended June 30
	2024	2023	Change	2024	2023	Change
Underwriting expense ratio, as reported	38.7%	27.1%	11.6 pts	35.9%	29.4%	6.5 pts
Less: impact of audit premium on expense ratio	(3.1%)	(1.1%)	(2.0 pts)	(3.3%)	(1.6%)	1.7 pts
Underwriting expense ratio, excluding the effect of audit premium	41.8%	28.2%	13.6 pts	39.2%	31.0%	8.2 pts
Excluding the effect of audit premium, the underwriting expense ratios increased for the 2024 three- and six-month periods as compared the same respective periods of 2023 driven by the prior year impact of the medical professional liability tail coverage, as previously discussed, which was fully earned during the second quarter of 2023 and was subject to a lower ceding commission and an increase in the allowance for credit losses in two programs.

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
Segment results for the three and six months ended June 30, 2024 and 2023 exclude the change in fair value of contingent consideration and, for the three and six months ended June 30, 2024, transaction-related costs, including the associated income tax benefit, as we do not consider these items in assessing the financial performance of the segment. Transaction-related costs are attributable to actuarial consulting fees paid during the second quarter of 2024 in relation to the final determination of contingent consideration associated with the NORCAL acquisition. We did not incur any transaction-related costs in the three and six months ended June 30, 2023. Segment results for our Corporate segment were net earnings of $24.4 million and $46.9 million for the three and six months ended June 30, 2024, respectively, as compared to $22.9 million and $41.3 million for the same respective periods of 2023, and included the following:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2024	2023	Change		2024	2023	Change
Net investment income	$35,573	$31,047	$4,526	14.6%	$68,777	$60,936	$7,841	12.9%
Equity in earnings (loss) of unconsolidated subsidiaries	$8,652	$6,632	$2,020	30.5%	$11,616	$5,511	$6,105	110.8%
Net investment gains (losses)	$(3,835)	$(248)	$(3,587)	(1,446.4%)	$(5,573)	$503	$(6,076)	(1,208.0%)
Other income	$1,968	$2,173	$(205)	(9.4%)	$5,028	$2,500	$2,528	101.1%
Operating expense	$9,783	$8,275	$1,508	18.2%	$18,473	$16,477	$1,996	12.1%
Interest expense	$5,648	$5,502	$146	2.7%	$11,305	$10,965	$340	3.1%
Income tax expense (benefit)	$2,488	$2,927	$(439)	(15.0%)	$3,179	$755	$2,424	321.1%
Net Investment Income
Net investment income is primarily derived from the income earned by our fixed maturity securities and also includes dividend income from equity securities, income from our short-term and cash equivalent investments, earnings from other investments and changes in the cash surrender value of BOLI contracts, net of investment fees and expenses.
Net investment income (loss) by investment category was as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2024	2023	Change		2024	2023	Change
Fixed maturities	$33,064	$27,614	$5,450	19.7%	$64,021	$54,634	$9,387	17.2%
Equities	1,164	1,105	59	5.3%	2,056	1,912	144	7.5%
Short-term investments, including Other	2,620	3,691	(1,071)	(29.0%)	5,695	6,792	(1,097)	(16.2%)
BOLI	534	459	75	16.3%	986	1,116	(130)	(11.6%)
Investment fees and expenses	(1,809)	(1,822)	13	(0.7%)	(3,981)	(3,518)	(463)	13.2%
Net investment income	$35,573	$31,047	$4,526	14.6%	$68,777	$60,936	$7,841	12.9%
Fixed Maturities
Income from our fixed maturities increased during the 2024 three- and six-month periods as compared to the same respective periods of 2023 driven by higher average book yields as we continue to reinvest at higher rates as our portfolio matures. Additionally, average investment balances were approximately 2.4% and 0.6% higher for the 2024 three- and six-month periods, respectively, as compared to the same respective periods of 2023.

Average yields for our fixed maturity portfolio were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
Average income yield	3.5%	3.0%	3.4%	3.0%
Average tax equivalent income yield	3.5%	3.0%	3.4%	3.0%
Short-term Investments and Other Investments
Short-term investments, which have a maturity at purchase of one year or less are carried at fair value, which approximates their cost basis, and are primarily composed of investments in U.S. treasury obligations, commercial paper, money market funds and a certificate of deposit. Income from our short-term and other investments decreased during the 2024 three- and six-month periods as compared to the same respective periods of 2023 primarily due to lower average investment balances.
Investment Fees and Expenses
Investment fees and expenses remained relatively unchanged for the 2024 three-month period and increased for the 2024 six-month period as compared to the same respective periods of 2023. The increase for the 2024 six-month period was primarily due to the mix of investments managers, as well as an increase in service costs.
Equity in Earnings (Loss) of Unconsolidated Subsidiaries
Equity in earnings (loss) of unconsolidated subsidiaries was comprised as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2024	2023	Change		2024	2023	Change
All other investments, primarily investment fund LPs/LLCs	$8,261	$8,143	$118	1.4%	$11,328	$7,376	$3,952	53.6%
Tax credit partnerships	391	(1,511)	1,902	125.9%	288	(1,865)	2,153	115.4%
Equity in earnings (loss) of unconsolidated subsidiaries	$8,652	$6,632	$2,020	30.5%	$11,616	$5,511	$6,105	110.8%
We hold interests in certain LPs/LLCs that generate earnings from trading portfolios, secured debt, debt securities, multi-strategy funds and private equity investments. The performance of the LPs/LLCs is affected by the volatility of equity and credit markets. For our investments in LPs/LLCs, we record our allocable portion of the partnership operating income or loss as the results of the LPs/LLCs become available, typically following the end of a reporting period. Our investment results from our portfolio of investments in LPs/LLCs were relatively unchanged for the 2024 three-month period and increased for the 2024 six-month period as compared to the same respective periods of 2023. The increase for the 2024 six-month period was primarily due to the performance of two LPs/LLCs which reflected higher market valuations during the fourth quarter of 2023.
Our tax credit partnership investments are designed to generate returns in the form of tax credits and tax-deductible project operating losses and are comprised of qualified affordable housing project tax credit partnerships and a historic tax credit partnership. We account for our tax credit partnership investments under the equity method and record our allocable portion of the operating losses of the underlying properties based on estimates provided by the partnerships. These tax credit partnership investments are reaching the end of their lifecycle, therefore partnership operating losses and tax benefits associated with these investments are expected to be nominal in amount. However, we may receive distributions from time to time due to the sale of properties. The results from our tax credit partnership investments for the 2024 three- and six-month periods reflect the benefit of a decrease in our estimate of our allocable portion of operating losses of $0.9 million as compared to an increase in this estimate of $1.1 million during the prior year period and, to a lesser extent, lower partnership operating losses. See additional information on our tax credit partnership investments in Note 3 of the Notes to Condensed Consolidated Financial Statements.

Net Investment Gains (Losses)
The following table provides detailed information regarding our net investment gains (losses).

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2024	2023	2024	2023
Total impairment losses
Corporate debt	$4	$(48)	$(1,312)	$(2,984)
Asset-backed securities	5	5	(189)	8
Portion of impairment losses recognized in other comprehensive income before taxes:
Corporate debt	(474)	—	102	—
Net impairment losses recognized in earnings	(465)	(43)	(1,399)	(2,976)
Gross realized gains, available-for-sale fixed maturities	306	460	672	539
Gross realized (losses), available-for-sale fixed maturities	(950)	(767)	(2,049)	(1,224)
Net realized gains (losses), trading fixed securities	(2)	2	13	(107)
Net realized gains (losses), equity investments	—	—	(704)	—
Net realized gains (losses), other investments	(2,357)	(2,116)	(581)	(1,887)
Change in unrealized holding gains (losses), trading fixed securities	(44)	54	170	152
Change in unrealized holding gains (losses), equity investments	(2,072)	(2,308)	(2,321)	361
Change in unrealized holding gains (losses), convertible securities, carried at fair value as a part of other investments	1,725	2,929	606	4,061
Other	24	1,541	20	1,584
Net investment gains (losses)	$(3,835)	$(248)	$(5,573)	$503
For the three and six months ended June 30, 2024, we recognized $0.5 million and $1.4 million of credit-related impairment losses in earnings, respectively. For the three months ended June 30, 2024, we recognized a reversal of non-credit impairment losses in OCI of $0.5 million due to changes in projected future cash flows related to a corporate bond in the consumer sector. For the three and six months ended June 30, 2023, we recognized a nominal amount and $3.0 million of credit-related impairment losses in earnings, respectively, related to two corporate bonds in the financial sector. We did not recognize any non-credit impairment losses in OCI during the three and six months ended June 30, 2023.
During the three and six months ended June 30, 2024, we recognized $3.8 million and $5.6 million of net investment losses, respectively, driven by unrealized holding losses resulting from changes in the fair value of our equity investments as well as realized losses from the sale of certain available-for-sale fixed maturities. The components of net investment losses for the three and six months ended June 30, 2024 also reflect realized losses from the sale of certain other investments, the majority of which are convertible securities, largely offset by the change in unrealized holding gains (losses) on other investments, reflecting a decrease in our allocation to this asset category to reinvest in available-for-sale fixed maturities at higher rates.
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

Other Income
Corporate other income for the three and six months ended June 30, 2024 as compared to the same respective periods of 2023 was comprised of the following:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2024	2023	Change		2024	2023	Change
Foreign currency exchange rate gains (losses)(1)	$511	$(364)	$875	240.4%	$2,440	$(1,188)	$3,628	305.4%
Other	1,457	2,537	(1,080)	(42.6%)	2,588	3,688	(1,100)	(29.8%)
Total other income	$1,968	$2,173	$(205)	(9.4%)	$5,028	$2,500	$2,528	101.1%
(1) See further information on foreign currency exchange rate gains (losses) in the Executive Summary of Operations section under the heading "Revenues."
Excluding the foreign currency exchange rate gains (losses), other income decreased for the 2024 three- and six-month periods as compared to the same respective periods of 2023 driven by proceeds of $1.5 million received in the second quarter of 2023 associated with the sale of a portion of our ownership interest in the underwriting and operations entity associated with Syndicate 1729 to an unrelated third party.
Operating Expenses
Corporate segment operating expenses were comprised as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2024	2023	Change		2024	2023	Change
Operating expenses	$11,018	$9,540	$1,478	15.5%	$21,398	$19,456	$1,942	10.0%
Management fee offset	(1,235)	(1,265)	30	(2.4%)	(2,925)	(2,979)	54	(1.8%)
Total	$9,783	$8,275	$1,508	18.2%	$18,473	$16,477	$1,996	12.1%
Operating expenses increased for the 2024 three- and six-month periods by $1.5 million and $1.9 million, respectively, as compared to the same respective periods of 2023 driven by an increase in compensation-related costs, certain software and equipment costs, and, to a lesser extent, brokerage expenses, partially offset by a decrease in professional fees. The increase in compensation-related costs during the 2024 three- and six-month periods primarily reflected higher amounts accrued for performance-related incentive plans due to an improvement in the related performance metrics, an increase in salaries due to annual merit adjustments and, to a lesser extent, an increase in employee headcount as we have filled open positions. The decrease in professional fees for the 2024 three- and six-month periods primarily reflected a decrease in consulting and temporary personnel fees. The increase in operating expenses for the 2024 three-month period also reflected an increase in share-based compensation expenses driven by an increase in the awards outstanding as compared to the same period of 2023. Brokerage expenses relate to coverages processed through ProAssurance Agency which is reported in our Corporate segment.
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

Interest Expense
Consolidated interest expense for the three and six months ended June 30, 2024 and 2023 was comprised as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2024	2023	Change		2024	2023	Change
Senior Notes due 2023	$—	$3,357	$(3,357)	nm	$—	$6,714	$(6,714)	nm
Contribution Certificates (including accretion)(1)	1,920	1,884	36	1.9%	3,818	3,743	75	2.0%
Revolving Credit Agreement (including fees and amortization)	2,624	261	2,363	905.4%	5,264	508	4,756	936.2%
Term Loan (including fees and amortization)	2,435	—	2,435	nm	4,912	—	4,912	nm
(Gain)/loss on cash flow hedges reclassified from AOCI	(1,331)	—	(1,331)	nm	(2,689)	—	(2,689)	nm
Interest expense	$5,648	$5,502	$146	2.7%	$11,305	$10,965	$340	3.1%
(1) Includes accretion of approximately $0.5 million and $1.0 million for the three and six months ended June 30, 2024, respectively, as compared to $0.5 million and $0.9 million during the same respective periods of 2023, which is recorded as an increase to interest expense as a result of the difference between the recorded acquisition date fair value and the principal balance of the Contribution Certificates associated with our acquisition of NORCAL.

Consolidated interest expense increased for the three and six months ended June 30, 2024 as compared to the same respective periods of 2023 due to an increase in the borrowings on our Revolving Credit Agreement and Term Loan to refinance our Senior Notes that matured in November 2023, partially offset by the change in the fair value of our Interest Rate Swaps. The Interest Rate Swaps are designated as highly effective cash flow hedges to manage our exposure to interest rate risk due to variability in the base rates on the borrowings under both the Revolving Credit Agreement and Term Loan. Interest expense on our Revolving Credit Agreement for the three and six months ended June 30, 2023 primarily reflected unused commitment fees as there were no outstanding borrowings during either period. See further discussion on our outstanding debt in Note 7 of the Notes to Condensed Consolidated Financial Statements and additional information regarding our Interest Rate Swaps is provided in Note 8 of the Notes to Condensed Consolidated Financial Statements.
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

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2024	2023	2024	2023
Corporate segment income tax expense (benefit)	$2,488	$2,927	$3,179	$755
Income tax expense (benefit) - transaction-related costs*	(67)	—	(67)	—
Consolidated income tax expense (benefit)	$2,421	$2,927	$3,112	$755
*Represents the income tax benefit associated with actuarial consulting fees paid during the second quarter of 2024 in relation to the final determination of contingent consideration associated with the NORCAL acquisition. These costs are not included in a segment as we do not consider these costs in assessing the financial performance of any of our operating or reportable segments. See Note 12 of the Notes to Condensed Consolidated Financial Statements for a reconciliation of our segment results to our consolidated results.

Listed below are the primary factors affecting our consolidated effective tax rate for the three and six months ended June 30, 2024 and 2023. These factors include the following:

	Three Months Ended June 30
	2024		2023
($ in thousands)	Income tax (benefit) expense	Rate Impact	Income tax (benefit) expense	Rate Impact
Computed "expected" tax expense (benefit) at statutory rate	$3,765	21.0%	$2,847	21.0%
Tax-exempt income (1)	(274)	(1.5%)	(186)	(1.4%)
Non-U.S. operating results	(117)	(0.7%)	(35)	(0.3%)
Tax deficiency (excess tax benefit) on share-based compensation	291	1.6%	3	—%
Non-taxable contingent consideration (2)	(1,415)	(7.9%)	(420)	(3.1%)
Estimated annual tax rate differential (3)	545	3.0%	142	1.0%
State Income Taxes	(410)	(2.3%)	591	4.4%
Other	36	0.3%	(15)	—%
Total income tax expense (benefit)	$2,421	13.5%	$2,927	21.6%

	Six Months Ended June 30
	2024		2023
($ in thousands)	Income tax (benefit) expense	Rate Impact	Income tax (benefit) expense	Rate Impact
Computed "expected" tax expense (benefit) at statutory rate	$4,882	21.0%	$1,094	21.0%
Tax-exempt income (1)	(523)	(2.2%)	(504)	(9.6%)
Non-U.S. operating results	(404)	(1.7%)	(203)	(3.9%)
Tax deficiency (excess tax benefit) on share-based compensation	706	3.0%	188	3.6%
Non-taxable contingent consideration (2)	(1,415)	(6.1%)	(840)	(16.1%)
Change in uncertain tax positions	185	0.8%	46	0.9%
Estimated annual tax rate differential (3)	(135)	(0.6%)	1,573	30.2%
Interest Income from IRS refunds	—	—%	(333)	(6.4%)
Other	(184)	(0.8%)	(266)	(5.2%)
Total income tax expense (benefit)	$3,112	13.4%	$755	14.5%
(1) Includes tax-exempt interest, dividends received deduction and change in cash surrender value of BOLI.
(2) Represents the tax impact of a decrease in the contingent consideration liability issued in connection with the NORCAL acquisition of $6.5 million and the reversal of a nominal amount of associated contingent investment banker fees accrued during purchase accounting for the three and six months ended June 30, 2024 as compared to a decrease in the contingent consideration liability of $2.0 million and $4.0 million for the same respective periods of 2023, all of which is non-taxable. See further discussion on the contingent consideration in Notes 2 and 6 of the Notes to Condensed Consolidated Financial Statements.
(3) Represents the tax rate differential between our actual effective tax rate for the three and six months ended June 30, 2024 and 2023 and our projected annual effective tax rate as of June 30, 2024 and June 30, 2023 as calculated under the estimated annual effective tax rate method.
For the three and six months ended June 30, 2024 and 2023 the provision (benefit) for income taxes and the effective tax rate were determined utilizing the estimated annual effective tax rate method which is based upon our current estimate of our annual effective tax rate at the end of each quarterly reporting period (the projected annual effective tax rate) plus the impact of certain discrete items that are not included in the projected annual effective tax rate. See further discussion on this method utilized to compute interim taxes in the Critical Accounting Estimates section under the heading "Estimation of Taxes" and in Note 4 of the Notes to Condensed Consolidated Financial Statements.
Our effective tax rates for the 2024 and 2023 three- and six-month periods were different from the statutory federal income tax rate of 21% primarily due to the decrease in the contingent consideration liability related to the NORCAL acquisition, all of which was non-taxable. See previous discussion under the heading "Contingent Consideration" in the Financing Activities and Related Cash Flows section. Further, our effective tax rates for the 2024 and 2023 three- and six-month periods were impacted by the estimated tax rate differential between our actual effective tax rate in each period and our projected annual effective tax rate as calculated under the estimated annual effective tax rate method. There were no other individually significant items impacting our effective tax rates for the 2024 and 2023 three- and six-month periods.

Our effective tax rate for the 2024 and 2023 six-month periods, as shown in the table above, differed from our projected annual effective tax rate of 14.1% and 16.2%, respectively, due to certain discrete items. When we utilize the estimated annual effective tax rate method, certain items are treated as discrete items and are reflected in the effective tax rate in the period in which they are included in net income (loss). These discrete items decreased our effective tax rate by 0.7% and 1.7% for the 2024 and 2023 six-month periods, respectively. For the 2024 six-month period, the most significant discrete item that affected our effective tax rate was the treatment of net investment losses of $5.8 million in our Corporate segment, excluding the investment results of assets solely allocated to our Lloyd's Syndicate operations, which accounted for a decrease of 1.7% in the effective tax rate in the period. For the 2023 six-month period, these discrete items were comprised of individually insignificant components.
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
The following tables summarize estimated changes in the fair value of our available-for-sale fixed maturity securities for specific hypothetical changes in interest rates by asset class at June 30, 2024 and December 31, 2023. There are principally two factors that determine interest rates on a given security: changes in the level of yield curves and credit spreads. As different asset classes can be affected in different ways by movements in those two factors, we have separated our portfolio by asset class in the following tables.

	Interest Rate Shift in Basis Points
	June 30, 2024
($ in millions)	(200)	(100)	Current	100	200
Fair Value:
Fixed maturities, available-for-sale:
U.S. Treasury obligations	$257	$249	$241	$233	$226
U.S. Government-sponsored enterprise obligations	20	20	19	18	18
State and municipal bonds	495	475	456	437	418
Corporate debt	1,840	1,783	1,728	1,675	1,624
Asset-backed securities	1,206	1,173	1,140	1,107	1,074
Total fixed maturities, available-for-sale	$3,818	$3,700	$3,584	$3,470	$3,360

Duration:
Fixed maturities, available-for-sale:
U.S. Treasury obligations	2.68	2.62	2.56	2.51	2.46
U.S. Government-sponsored enterprise obligations	3.15	3.19	3.25	3.29	3.29
State and municipal bonds	4.00	4.08	4.18	4.32	4.42
Corporate debt	3.25	3.25	3.23	3.18	3.12
Asset-backed securities	2.76	2.89	2.97	3.05	3.10
Total fixed maturities, available-for-sale	3.15	3.20	3.22	3.24	3.23

	Interest Rate Shift in Basis Points
	December 31, 2023
($ in millions)	(200)	(100)	Current	100	200
Fair Value:
Fixed maturities, available-for-sale:
U.S. Treasury obligations	$258	$251	$244	$237	$230
U.S. Government-sponsored enterprise obligations	20	19	19	18	18
State and municipal bonds	492	473	454	436	418
Corporate debt	1,865	1,807	1,751	1,697	1,645
Asset-backed securities	1,090	1,058	1,026	995	963
Total fixed maturities, available-for-sale	$3,725	$3,608	$3,494	$3,383	$3,274

Duration:
Fixed maturities, available-for-sale:
U.S. Treasury obligations	2.95	2.88	2.82	2.76	2.70
U.S. Government-sponsored enterprise obligations	3.46	3.46	3.41	3.35	3.27
State and municipal bonds	3.90	3.97	4.07	4.19	4.30
Corporate debt	3.26	3.25	3.23	3.18	3.12
Asset-backed securities	2.82	2.94	3.03	3.10	3.14
Total fixed maturities, available-for-sale	3.19	3.23	3.25	3.26	3.25
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
At June 30, 2024, our fixed maturities portfolio includes fixed maturities classified as trading securities which do not have a significant amount of exposure to market interest rates or credit spreads.
Our cash and short-term investments at June 30, 2024 were carried at fair value which approximates their cost basis due to their short-term nature. Our cash and short-term investments lack significant interest rate sensitivity due to their short duration.
Debt
We are exposed to interest rate risk due to variability in the base rate on borrowings under our Revolving Credit Agreement and Term Loan. Borrowings under our Revolving Credit Agreement and Term Loan accrue interest at a selected SOFR base rate, adjusted by a margin. To manage our exposure to interest rate risk on any borrowings under these agreements, we entered into two Interest Rate Swaps which effectively fix the base rate on borrowings under the Revolving Credit Agreement and Term Loan to 3.187% and 3.207%, respectively. See further information regarding the Interest Rate Swaps in Note 8 of the Notes to Condensed Consolidated Financial Statements. As of June 30, 2024, the Revolving Credit Agreement and Term Loan have $125 million and $123 million in outstanding borrowings, respectively. Additional information regarding our debt is provided in Note 10 of the Notes to Consolidated Financial Statements in our December 31, 2023 report on Form 10-K.
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
As of June 30, 2024, 92% of our fixed maturity securities were rated investment grade as determined by NRSROs, such as Fitch, Moody’s and Standard & Poor’s. We believe that this concentration in investment grade securities reduces our exposure to credit risk on our fixed income investments to an acceptable level. However, investment grade securities, in spite of their rating, can rapidly deteriorate and result in significant losses. Ratings published by the NRSROs are one of the tools used to evaluate the creditworthiness of our securities. The ratings reflect the subjective opinion of the rating agencies as to the creditworthiness of the securities; therefore, we may be subject to additional credit exposure should the ratings prove to be unreliable.
We also have exposure to credit risk related to our premiums receivable and receivables from reinsurers; however, to-date we have not experienced any significant amount of credit losses. At June 30, 2024, our premiums receivable was approximately $248 million, net of an allowance for expected credit losses of approximately $8 million. See Note 1 of the Notes to Consolidated Financial Statements in our December 31, 2023 report on Form 10-K for further information on our allowance for expected credit losses related to our premiums receivable. Our receivables from reinsurers (with regard to both paid and unpaid losses) approximated $455 million at June 30, 2024 and $467 million at December 31, 2023. We monitor the credit risk associated with our reinsurers using publicly available financial and rating agency data. We have not historically experienced material credit losses due to the financial condition of a reinsurer, and as of June 30, 2024 our expected credit losses associated with our receivables from reinsurers were nominal in amount.
ITEM 4. CONTROLS AND PROCEDURES.
The principal executive officer and principal financial officer of the Company participated in management’s evaluation of our disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of June 30, 2024. ProAssurance’s disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on that evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(a)Not applicable.
(b)Not applicable.
(c)Information required by Item 703 of Regulation S-K.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs* (In thousands)
April 1 - April 30, 2024	—	N/A	—	$55,902
May 1 - May 31, 2024	—	N/A	—	$55,902
June 1 - June 30, 2024	—	N/A	—	$55,903
Total	—	$—	—
*Under its current plan begun in November 2010, the Board has authorized $600 million for the repurchase of common shares or the retirement of outstanding debt. This is ProAssurance’s only plan for the repurchase of common shares, and the plan has no expiration date.
ITEM 5. OTHER INFORMATION
During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description
4.1
ProAssurance Corporation 2024 Equity Incentive Plan, filed as an Exhibit to ProAssurance’s Registration Statement on Form S-8 (File No. 333-279628) filed on May 22, 2024 and incorporated herein by reference pursuant to SEC Rule 12b-32.*

10.1	Form of Release and Severance Compensation Agreement dated as of April 22, 2024, between ProAssurance and Robert D. Francis.

31.1	Certification of Principal Executive Officer of ProAssurance as required under SEC rule 13a-14(a).

31.2	Certification of Principal Financial and Accounting Officer of ProAssurance as required under SEC rule 13a-14(a).

32.1	Certification of Principal Executive Officer of ProAssurance as required under SEC Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as amended (18 U.S.C. 1350).

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
August 8, 2024

/s/ Dana S. Hendricks
Dana S. Hendricks
Chief Financial Officer
(Duly authorized officer and principal financial officer)