Form 10-Q
period 2024-09-30
PROASSURANCE CORP
filed 2024-11-07
CIK 1127703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024 or

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
As of November 4, 2024, there were 51,156,303 shares of the registrant’s common stock outstanding.

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

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share data)

	September 30, 2024	December 31, 2023
Assets
Investments
Fixed maturities, available-for-sale, at fair value (amortized cost, $3,849,715 and $3,758,720, respectively; allowance for expected credit losses, $3,403 as of September 30, 2024 and $555 as of December 31, 2023)	$3,686,132	$3,493,597
Fixed maturities, trading, at fair value (cost, $51,947 and $48,449, respectively)	51,774	48,324
Equity investments, at fair value (cost, $145,891 and $164,262, respectively)	134,693	151,295
Short-term investments	230,575	235,785
Business owned life insurance	80,292	78,205
Investment in unconsolidated subsidiaries	271,490	276,756
Other investments (at fair value, $2,084 and $62,604, respectively, otherwise at cost or amortized cost)	6,160	65,819
Total Investments	4,461,116	4,349,781
Cash and cash equivalents	45,298	65,898
Premiums receivable, net (allowance for expected credit losses, $8,177 as of September 30, 2024 and $7,809 as of December 31, 2023)	264,981	235,569
Receivable from reinsurers on paid losses and loss adjustment expenses	6,477	21,122
Receivable from reinsurers on unpaid losses and loss adjustment expenses	461,302	445,573
Prepaid reinsurance premiums	37,248	31,149
Deferred policy acquisition costs	63,827	60,336
Deferred tax asset, net	157,026	186,164
Real estate, net	29,778	29,757
Operating lease ROU assets	17,241	16,275
Intangible assets, net	55,669	60,308
Goodwill	5,500	5,500
Other assets	126,909	124,493
Total Assets	$5,732,372	$5,631,925
Liabilities and Shareholders' Equity
Liabilities
Policy liabilities and accruals
Reserve for losses and loss adjustment expenses	$3,339,683	$3,401,281
Unearned premiums	477,894	433,715
Reinsurance premiums payable	33,596	24,019
Total Policy Liabilities and Accruals	3,851,173	3,859,015
Operating lease liabilities	18,161	17,179
Other liabilities	205,868	216,618
Debt less unamortized debt issuance costs	425,944	427,133
Total Liabilities	4,501,146	4,519,945
Shareholders' Equity
Common shares (par value $0.01 per share, 100,000,000 shares authorized, 63,763,271 and 63,576,932 shares issued, respectively)	638	636
Additional paid-in capital	406,842	403,554
Accumulated other comprehensive income (loss) (net of deferred tax expense (benefit) of ($33,848) and ($55,738), respectively)	(125,108)	(204,489)
Retained earnings	1,418,556	1,381,981
Treasury shares, at cost (12,606,968 shares as of each respective period end)	(469,702)	(469,702)
Total Shareholders' Equity	1,231,226	1,111,980
Total Liabilities and Shareholders' Equity	$5,732,372	$5,631,925
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Changes in Capital (Unaudited)
(In thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance at July 1, 2024	$637	$405,415	$(206,037)	$1,402,115	$(469,702)	$1,132,428
Share-based compensation	—	1,713	—	—	—	1,713
Net effect of restricted and performance shares issued	1	(286)	—	—	—	(285)
Other comprehensive income (loss)	—	—	80,929	—	—	80,929
Net income (loss)	—	—	—	16,441	—	16,441
Balance at September 30, 2024	$638	$406,842	$(125,108)	$1,418,556	$(469,702)	$1,231,226

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2023	$636	$403,554	$(204,489)	$1,381,981	$(469,702)	$1,111,980
Common shares issued for compensation	—	570	—	—	—	570
Share-based compensation	—	3,993	—	—	—	3,993
Net effect of restricted and performance shares issued	2	(1,275)	—	—	—	(1,273)
Other comprehensive income (loss)	—	—	79,381	—	—	79,381
Net income (loss)	—	—	—	36,575	—	36,575
Balance at September 30, 2024	$638	$406,842	$(125,108)	$1,418,556	$(469,702)	$1,231,226

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance at July 1, 2023	$636	$400,705	$(267,480)	$1,425,038	$(439,185)	$1,119,714
Common shares reacquired	—	—	—	—	(30,517)	(30,517)
Share-based compensation	—	1,443	—	—	—	1,443
Net effect of restricted and performance shares issued	—	(4)	—	—	—	(4)
Other comprehensive income (loss)	—	—	(29,359)	—	—	(29,359)
Net income (loss)	—	—	—	(49,434)	—	(49,434)
Balance at September 30, 2023	$636	$402,144	$(296,839)	$1,375,604	$(469,702)	$1,011,843

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2022	$634	$397,919	$(298,607)	$1,423,286	$(419,214)	$1,104,018
Common shares reacquired	—	—	—	—	(50,488)	(50,488)
Common shares issued for compensation	—	1,064	—	—	—	1,064
Share-based compensation	—	3,817	—	—	—	3,817
Net effect of restricted and performance shares issued	2	(656)	—	—	—	(654)
Dividends to shareholders	—	—	—	(2,701)	—	(2,701)
Other comprehensive income (loss)	—	—	1,768	—	—	1,768
Net income (loss)	—	—	—	(44,981)	—	(44,981)
Balance at September 30, 2023	$636	$402,144	$(296,839)	$1,375,604	$(469,702)	$1,011,843
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)
(In thousands, except per share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
Revenues
Net premiums earned	$243,160	$242,420	$727,176	$730,068
Net investment income	37,272	32,754	107,727	94,714
Equity in earnings (loss) of unconsolidated subsidiaries	4,767	(61)	16,383	5,450
Net investment gains (losses):
Impairment losses	(1,801)	(141)	(3,302)	(3,117)
Portion of impairment losses recognized in other comprehensive income (loss) before taxes	—	—	102	—
Net impairment losses recognized in earnings	(1,801)	(141)	(3,200)	(3,117)
Other net investment gains (losses)	4,053	(2,561)	8,346	6,273
Total net investment gains (losses)	2,252	(2,702)	5,146	3,156
Other income (expense)	(2,198)	3,336	3,872	6,864
Total revenues	285,253	275,747	860,304	840,252
Expenses
Net losses and loss adjustment expenses	176,331	208,891	557,025	605,245
Underwriting, policy acquisition and operating expenses:
Operating expense	48,036	41,132	138,544	118,394
DPAC amortization	32,353	32,882	99,864	100,385
SPC U.S. federal income tax expense (benefit)	377	(175)	1,043	1,351
SPC dividend expense (income)	1,360	(2,518)	2,479	3,171
Interest expense	5,698	5,514	17,004	16,478
Goodwill impairment	—	44,110	—	44,110
Total expenses	264,155	329,836	815,959	889,134
Income (loss) before income taxes	21,098	(54,089)	44,345	(48,882)
Provision for income taxes:
Current expense (benefit)	881	(1,228)	901	(453)
Deferred expense (benefit)	3,776	(3,427)	6,869	(3,448)
Total income tax expense (benefit)	4,657	(4,655)	7,770	(3,901)
Net income (loss)	16,441	(49,434)	36,575	(44,981)
Other comprehensive income (loss), after tax, net of reclassification adjustments	80,929	(29,359)	79,381	1,768
Comprehensive income (loss)	$97,370	$(78,793)	$115,956	$(43,213)
Earnings (loss) per share:
Basic	$0.32	$(0.95)	$0.72	$(0.85)
Diluted	$0.32	$(0.95)	$0.71	$(0.85)
Weighted average number of common shares outstanding:
Basic	51,156	51,837	51,077	53,205
Diluted	51,277	52,006	51,217	53,339
Cash dividends declared per common share	$—	$—	$—	$0.05
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended September 30
	2024	2023
Operating Activities
Net income (loss)	$36,575	$(44,981)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Goodwill impairment	—	44,110
Depreciation and amortization, net of accretion	13,645	20,085
(Increase) decrease in cash surrender value of BOLI	(2,087)	4,244
Net investment (gains) losses	(5,146)	(3,156)
Share-based compensation	3,993	3,817
Deferred income tax expense (benefit)	6,869	(3,448)
Policy acquisition costs, net of amortization (net deferral)	(3,491)	(9,109)
Equity in (earnings) loss of unconsolidated subsidiaries	(16,383)	(5,450)
Distributed earnings from unconsolidated subsidiaries	12,760	7,048
Other, net	588	884
Change in:
Premiums receivable	(29,412)	(33,037)
Reinsurance related assets and liabilities	2,394	(3,449)
Other assets	(5,727)	5,320
Reserve for losses and loss adjustment expenses	(61,598)	(75,496)
Unearned premiums	44,179	70,000
Other liabilities	(7,636)	(24,023)
Net cash provided (used) by operating activities	(10,477)	(46,641)
Investing Activities
Purchases of:
Fixed maturities, available-for-sale	(650,626)	(261,485)
Equity investments	(1,537)	(1,354)
Other investments	(18,543)	(31,845)
Investment in unconsolidated subsidiaries	(17,167)	(17,674)
Proceeds from sales or maturities of:
Fixed maturities, available-for-sale	551,239	354,605
Equity investments	22,049	2,633
Other investments	78,283	67,411
Net sales or (purchases) of fixed maturities, trading	(3,267)	(2,586)
Return of invested capital from unconsolidated subsidiaries	26,056	23,971
Net sales or maturities (purchases) of short-term investments	9,788	31
Unsettled security transactions, net change	4,656	4,312
Purchases of capital assets	(6,655)	(3,345)
Other	—	2,661
Net cash provided (used) by investing activities	(5,724)	137,335
Continued on the following page.

	Nine Months Ended September 30
	2024	2023
Continued from the previous page.
Financing Activities
Borrowings (repayments) under Revolving Credit Agreement	(3,125)	—
Repurchase of common stock	—	(50,488)
Dividends to shareholders	—	(5,379)
Capital contribution received from (return of capital to) external segregated portfolio cell participants	—	50
Other	(1,274)	(2,726)
Net cash provided (used) by financing activities	(4,399)	(58,543)
Increase (decrease) in cash and cash equivalents	(20,600)	32,151
Cash and cash equivalents at beginning of period	65,898	29,959
Cash and cash equivalents at end of period	$45,298	$62,110
Significant Non-Cash Transactions
Operating lease liabilities arising from obtaining ROU assets	$2,176	$—
Increase (decrease) in fair value of contingent consideration issued in NORCAL acquisition	$(6,500)	$(5,500)
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2024

1. Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of ProAssurance Corporation, its wholly owned subsidiaries and VIEs in which ProAssurance is the primary beneficiary (ProAssurance, ProAssurance Group, PRA or the Company). See Note 11 for more information on ProAssurance's VIE interests. The financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring adjustments, have been included. ProAssurance’s results for the nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes contained in ProAssurance’s December 31, 2023 report on Form 10-K.
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
Accounting Changes Adopted
The Company did not adopt any new accounting standards during the nine months ended September 30, 2024.
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
September 30, 2024
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
Fair values of assets measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 are shown in the following tables. Where applicable, the tables also indicate the fair value hierarchy of the valuation techniques utilized to determine those fair values. For some assets, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. When this is the case, the asset is categorized based on the level of the most significant input to the fair value measurement. Assessments of the significance of a particular input to the fair value measurement require judgment and consideration of factors specific to the assets being valued. For more information on the valuation methodologies used regarding securities in the Level 2 and Level 3 categories, see Note 2 of the Notes to Consolidated Financial Statements in ProAssurance’s December 31, 2023 report on Form 10-K.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2024

	September 30, 2024
	Fair Value Measurements Using			Total
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Fixed maturities, available-for-sale
U.S. Treasury obligations	$—	$251,301	$—	$251,301
U.S. Government-sponsored enterprise obligations	—	16,024	—	16,024
State and municipal bonds	—	467,779	—	467,779
Corporate debt, multiple observable inputs	—	1,695,612	—	1,695,612
Corporate debt, limited observable inputs	—	—	74,808	74,808
Residential mortgage-backed securities	—	493,095	1,000	494,095
Agency commercial mortgage-backed securities	—	7,251	—	7,251
Other commercial mortgage-backed securities	—	200,389	—	200,389
Other asset-backed securities	—	477,149	1,724	478,873
Fixed maturities, trading	—	51,774	—	51,774
Equity investments
Financial	10,001	2,323	278	12,602
Utilities/Energy	788	—	—	788
Industrial	—	—	4,211	4,211
Bond funds	104,919	—	—	104,919
All other	12,173	—	—	12,173
Short-term investments	161,003	69,572	—	230,575
Other investments	—	1,584	500	2,084
Other assets	—	788	—	788
Total assets categorized within the fair value hierarchy	$288,884	$3,734,641	$82,521	4,106,046
Assets carried at NAV, which approximates fair value and which are not categorized within the fair value hierarchy, reported as a part of:
Investment in unconsolidated subsidiaries				238,159
Total assets at fair value				$4,344,205

Liabilities:
Other liabilities	$1,610	$—	$—	$1,610
Total liabilities categorized within the fair value hierarchy	$1,610	$—	$—	$1,610

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2024

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
September 30, 2024
Level 3 Valuations
See Note 2 of the Notes to Consolidated Financial Statements in ProAssurance’s December 31, 2023 report on Form 10-K for a summary description of the valuation methodologies used regarding securities in the Level 3 category, by security type.
Quantitative Information Regarding Level 3 Valuations
Below is quantitative information regarding securities in the Level 3 category, by security type:

	Fair Value at
($ in thousands)	September 30, 2024	December 31, 2023	Valuation Technique	Unobservable Input	Range (Weighted Average)
Assets:
Corporate debt, limited observable inputs	$74,808	$82,377	Market Comparable Securities	Comparability Adjustment	0% - 5% (2.5%)
			Discounted Cash Flows	Comparability Adjustment	0% - 5% (2.5%)
Residential mortgage-backed, other commercial mortgage-backed and other asset-backed securities	$2,724	$4,414	Market Comparable Securities	Comparability Adjustment	0% - 5% (2.5%)
			Discounted Cash Flows	Comparability Adjustment	0% - 5% (2.5%)
Equity investments	$4,489	$5,237	Discounted Cash Flows	Comparability Adjustment	0% - 10% (5%)
Other investments	$500	$5,126	Discounted Cash Flows	Comparability Adjustment	0% - 10% (5%)
Liabilities:
Other liabilities	$—	$6,500	Stochastic Model/Discounted Cash Flows	Weighted Average Cost of Capital	0% - 10% (8%)
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
September 30, 2024
Fair Value Measurements - Level 3 Assets & Liabilities
The following tables present summary information regarding changes in the fair value of assets and liabilities measured using Level 3 inputs.

	September 30, 2024
	Level 3 Fair Value Measurements
	Assets
(In thousands)	Corporate Debt	Asset-backed Securities	Equity Investments	Other Investments	Total Assets
Balance, June 30, 2024	$66,951	$724	$4,238	$500	$72,413
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Net investment income (loss)	—	2	—	—	2
Net investment gains (losses)	—	—	(68)	—	(68)
Included in other comprehensive income (loss)	95	—	—	—	95
Purchases	5,133	1,998	319	—	7,450
Sales	(958)	—	—	—	(958)
Transfers in	3,587	—	—	—	3,587
Transfers out	—	—	—	—	—
Balance, September 30, 2024	$74,808	$2,724	$4,489	$500	$82,521
Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets held at period-end	$—	$—	$(68)	$—	$(68)

	September 30, 2024
	Level 3 Fair Value Measurements
	Assets					Liabilities
(In thousands)	Corporate Debt	Asset-backed Securities	Equity Investments	Other Investments	Total Assets	Other Liabilities	Total Liabilities
Balance, December 31, 2023	$82,377	$4,414	$5,237	$5,126	$97,154	$(6,500)	$(6,500)
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Net investment income (loss)	—	2	—	—	2	—	—
Net investment gains (losses)	—	—	(1,067)	98	(969)	6,500	6,500
Included in other comprehensive income (loss)	(49)	(22)	—	—	(71)	—	—
Purchases	11,901	3,198	319	—	15,418	—	—
Sales	(2,497)	(217)	—	(252)	(2,966)	—	—
Transfers in	3,587	—	—	—	3,587	—	—
Transfers out	(20,511)	(4,651)	—	(4,472)	(29,634)	—	—
Balance, September 30, 2024	$74,808	$2,724	$4,489	$500	$82,521	$—	$—
Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets and liabilities held at period-end	$—	$—	$(1,067)	$88	$(979)	$—	$—

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2024

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
All transfers in and out of Level 3 during the three and nine months ended September 30, 2024 and 2023 related to securities held for which the level of market activity for identical or nearly identical securities varies from period to period. The securities were valued using multiple observable inputs when those inputs were available; otherwise the securities were valued using limited observable inputs.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2024
Fair Values Not Categorized
At September 30, 2024 and December 31, 2023, certain LPs/LLCs and investment funds measure fund assets at fair value on a recurring basis and provide a NAV for ProAssurance's interest. The carrying value of these interests is based on the NAV provided and was considered to approximate the fair value of the interests. For investment in unconsolidated subsidiaries, ProAssurance recognizes any changes in the NAV of its interests in equity in earnings (loss) of unconsolidated subsidiaries during the period of change. In accordance with GAAP, the fair value of these investments was not classified within the fair value hierarchy. The amount of ProAssurance's unfunded contractual commitments related to these investments as of September 30, 2024 and fair values of these investments as of September 30, 2024 and December 31, 2023 were as follows:

	Unfunded Contractual Commitments	Fair Value
(In thousands)	September 30, 2024	September 30, 2024	December 31, 2023
Investment in unconsolidated subsidiaries:
Private debt funds (1)	$4,455	$15,259	$19,886
Long/short equity funds (2)	None	4,151	4,497
Non-public equity funds (3)	$32,129	112,675	111,251
Credit funds (4)	$29,614	48,283	55,740
Strategy focused funds (5)	$49,427	57,791	54,081
Total investments carried at NAV		$238,159	$245,455
Below is additional information regarding each of the investments listed in the table above as of September 30, 2024.
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

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2024
Nonrecurring Fair Value Measurement
During the third quarter of 2023, ProAssurance recognized a nonrecurring fair value measurement related to the goodwill in its Specialty P&C reporting unit with a carrying value of $44.1 million prior to the fair value measurement. This nonrecurring fair value measurement resulted in the goodwill being written down to its implied fair value of zero resulting in an impairment of goodwill of $44.1 million. The inputs used in the fair value measurement were non-observable and, as such, were categorized as a Level 3 valuation. ProAssurance did not have any other assets or liabilities that were measured at fair value on a nonrecurring basis at September 30, 2024 or December 31, 2023.
Financial Instruments - Methodologies Other Than Fair Value
The following table provides the estimated fair value of the Company's financial instruments that, in accordance with GAAP for the type of investment, are measured using a methodology other than fair value. Fair values provided primarily fall within the Level 3 fair value category.

	September 30, 2024		December 31, 2023
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
BOLI	$80,292	$80,292	$78,205	$78,205
Other investments	$4,076	$4,076	$3,215	$3,215
Other assets	$35,070	$35,070	$33,231	$33,221
Financial liabilities:
Revolving Credit Agreement*	$125,000	$125,000	$125,000	$125,000
Term Loan*	$121,875	$121,875	$125,000	$125,000
Contribution Certificates	$180,834	$159,059	$179,387	$149,782
Other liabilities	$34,051	$34,051	$32,043	$32,043
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
Other assets and other liabilities primarily consisted of related investment assets and liabilities associated with funded deferred compensation agreements. The fair value of the funded deferred compensation assets was based upon quoted market prices, which is categorized as a Level 1 valuation, and had a fair value of $34.4 million and $32.3 million at September 30, 2024 and December 31, 2023, respectively. Other assets also included an unsecured note receivable. The fair value of the note receivable was based on the present value of expected cash flows from the note receivable, discounted at market rates on the valuation date for receivables with similar credit standings and similar payment structures. Other liabilities primarily consisted of liabilities associated with funded deferred compensation agreements. The reported balance is determined based on the amount of elective deferrals and employer contributions adjusted for periodic changes in the fair value of the participant balances based on the performance of the funds selected by the participants and had a fair value of $34.1 million and $32.0 million at September 30, 2024 and December 31, 2023, respectively.
The fair value of the debt was estimated based on the present value of expected future cash outflows, discounted at rates available on the valuation date for similar debt issued by entities with a similar credit standing to ProAssurance.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2024
3. Investments
Available-for-sale fixed maturities at September 30, 2024 and December 31, 2023 included the following:

	September 30, 2024
(In thousands)	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities, available-for-sale
U.S. Treasury obligations	$261,442	$—	$701	$10,842	$251,301
U.S. Government-sponsored enterprise obligations	16,575	—	20	571	16,024
State and municipal bonds	482,509	—	4,807	19,537	467,779
Corporate debt	1,850,831	2,608	10,442	88,245	1,770,420
Residential mortgage-backed securities	534,605	201	5,118	45,427	494,095
Agency commercial mortgage-backed securities	8,022	—	14	785	7,251
Other commercial mortgage-backed securities	212,274	406	548	12,027	200,389
Other asset-backed securities	483,457	188	3,747	8,143	478,873
	$3,849,715	$3,403	$25,397	$185,577	$3,686,132

	December 31, 2023
(In thousands)	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities, available-for-sale
U.S. Treasury obligations	$259,834	$—	$165	$16,474	$243,525
U.S. Government-sponsored enterprise obligations	19,752	—	2	1,030	18,724
State and municipal bonds	482,367	—	1,885	29,871	454,381
Corporate debt	1,883,308	—	4,025	136,759	1,750,574
Residential mortgage-backed securities	481,267	211	2,876	53,795	430,137
Agency commercial mortgage-backed securities	9,369	—	5	987	8,387
Other commercial mortgage-backed securities	210,469	151	60	20,904	189,474
Other asset-backed securities	412,354	193	1,104	14,870	398,395
	$3,758,720	$555	$10,122	$274,690	$3,493,597

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2024
The recorded cost basis and estimated fair value of available-for-sale fixed maturities at September 30, 2024, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total Fair Value
Fixed maturities, available-for-sale
U.S. Treasury obligations	$261,442	$36,542	$181,615	$30,406	$2,738	$251,301
U.S. Government-sponsored enterprise obligations	16,575	6,471	7,016	523	2,014	16,024
State and municipal bonds	482,509	39,434	154,088	155,687	118,570	467,779
Corporate debt	1,850,831	176,203	911,876	573,680	108,661	1,770,420
Residential mortgage-backed securities	534,605					494,095
Agency commercial mortgage-backed securities	8,022					7,251
Other commercial mortgage-backed securities	212,274					200,389
Other asset-backed securities	483,457					478,873
	$3,849,715					$3,686,132
Excluding obligations of the U.S. Government, U.S. Government-sponsored enterprises and a U.S. Government obligations money market fund, no investment in any entity or its affiliates exceeded 10% of shareholders’ equity at September 30, 2024.
Cash and securities with a carrying value of $52.5 million at September 30, 2024 were on deposit with various state insurance departments to meet regulatory requirements. ProAssurance also held securities with a carrying value of $71.5 million at September 30, 2024 that are pledged as collateral security for advances under the Company's borrowing relationships with FHLBs.
As a member of Lloyd's, ProAssurance is required to maintain capital at Lloyd's, referred to as FAL, to support the Company's previous participation in underwriting years that remain open at Syndicate 1729. At September 30, 2024, the fair value of ProAssurance's FAL investments was $15.5 million and were comprised of cash and cash equivalents and investment securities, primarily available-for-sale fixed maturities, on deposit with Lloyd's, in order to satisfy these FAL requirements. During the second quarter of 2024, the Company received a return of approximately $5.2 million of cash from its FAL balances due to lower capital requirements for the 2023 underwriting year.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2024
Investments Held in a Loss Position
The following tables provide summarized information with respect to investments held in an unrealized loss position at September 30, 2024 and December 31, 2023, including the length of time the investment had been held in a continuous unrealized loss position.

	September 30, 2024
	Total		Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Loss	Value	Loss	Value	Loss
Fixed maturities, available-for-sale
U.S. Treasury obligations	$198,432	$10,842	$27,703	$1,292	$170,729	$9,550
U.S. Government-sponsored enterprise obligations	13,331	571	3,592	108	9,739	463
State and municipal bonds	331,314	19,537	61,506	3,114	269,808	16,423
Corporate debt	1,273,208	88,245	342,657	25,164	930,551	63,081
Residential mortgage-backed securities	309,441	45,427	115,007	13,302	194,434	32,125
Agency commercial mortgage-backed securities	6,805	785	1,936	278	4,869	507
Other commercial mortgage-backed securities	164,264	12,027	73,422	4,891	90,842	7,136
Other asset-backed securities	170,802	8,143	57,889	2,623	112,913	5,520
	$2,467,597	$185,577	$683,712	$50,772	$1,783,885	$134,805

	December 31, 2023
	Total		Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Loss	Value	Loss	Value	Loss
Fixed maturities, available-for-sale
U.S. Treasury obligations	$213,634	$16,474	$32,925	$1,364	$180,709	$15,110
U.S. Government-sponsored enterprise obligations	18,428	1,030	4,128	242	14,300	788
State and municipal bonds	378,313	29,871	48,960	2,287	329,353	27,584
Corporate debt	1,524,940	136,759	84,221	5,054	1,440,719	131,705
Residential mortgage-backed securities	313,082	53,795	74,463	10,271	238,619	43,524
Agency commercial mortgage-backed securities	7,955	987	212	1	7,743	986
Other commercial mortgage-backed securities	184,416	20,904	18,092	1,140	166,324	19,764
Other asset-backed securities	293,447	14,870	30,115	867	263,332	14,003
	$2,934,215	$274,690	$293,116	$21,226	$2,641,099	$253,464
As of September 30, 2024, excluding U.S. Government or U.S. Government-sponsored enterprise obligations, there were 2,105 debt securities (52.3% of all available-for-sale fixed maturity securities held) in an unrealized loss position representing 1,182 issuers. The greatest and second greatest unrealized loss positions among those securities were approximately $4.4 million and $2.7 million, respectively. The securities were evaluated for impairment as of September 30, 2024.
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
September 30, 2024
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
Fixed maturity securities held in an unrealized loss position at September 30, 2024, excluding asset-backed securities, have paid all scheduled contractual payments and are expected to continue. Expected future cash flows of asset-backed securities, excluding those issued by GNMA, FNMA and FHLMC, held in an unrealized loss position were estimated as part of the September 30, 2024 impairment evaluation using the most recently available six-month historical performance data for the collateral (loans) underlying the security or, if historical data was not available, sector based assumptions, and equaled or exceeded the current amortized cost basis of the security.
The following tables present a roll forward of the allowance for expected credit losses on available-for-sale fixed maturities for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30, 2024
(In thousands)	Corporate Debt	Residential mortgage-backed securities	Other commercial mortgage-backed securities	Other asset-backed securities	Total
Balance, at July 1, 2024	$1,210	$203	$—	$189	$1,602
Additional credit losses related to securities for which:
No allowance for credit losses has been previously recognized	1,398	—	406	—	1,804
Reductions related to:
Securities sold during the period	—	(2)	—	(1)	(3)
Balance, at September 30, 2024	$2,608	$201	$406	$188	$3,403

	Nine Months Ended September 30, 2024
(In thousands)	Corporate Debt	Residential mortgage-backed securities	Other commercial mortgage-backed securities	Other asset-backed securities	Total
Balance, at December 31, 2023	$—	$211	$151	$193	$555
Additional credit losses related to securities for which:
No allowance for credit losses has been previously recognized	2,138	—	406	—	2,544
An allowance for credit losses was recorded in a previous period	470	—	—	—	470
Reductions related to:
Securities sold during the period	—	(10)	(151)	(5)	(166)
Balance, at September 30, 2024	$2,608	$201	$406	$188	$3,403

	Three Months Ended September 30, 2023
(In thousands)	Residential mortgage-backed securities	Other commercial mortgage-backed securities	Other asset-backed securities	Total
Balance, at July 1, 2023	$223	$—	$196	$419
Additional credit losses related to securities for which:
No allowance for credit losses has been previously recognized	—	151	—	151
Reductions related to:
Securities sold during the period	(7)	—	(3)	(10)
Balance, at September 30, 2023	$216	$151	$193	$560

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2024

	Nine Months Ended September 30, 2023
(In thousands)	Residential mortgage-backed securities	Other commercial mortgage-backed securities	Other asset-backed securities	Total
Balance, at December 31, 2022	$229	$—	$198	$427
Additional credit losses related to securities for which:
No allowance for credit losses has been previously recognized	—	151	—	151
Reductions related to:
Securities sold during the period	(13)	—	(5)	(18)
Balance, at September 30, 2023	$216	$151	$193	$560
Other information regarding sales and purchases of fixed maturity available-for-sale securities is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(In millions)	2024	2023	2024	2023
Proceeds from sales (exclusive of maturities and paydowns)	$39.4	$8.0	$97.7	$31.4
Purchases	$186.5	$127.3	$650.6	$261.5
Net Investment Income
Net investment income (loss) by investment category was as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2024	2023	2024	2023
Fixed maturities	$34,092	$28,402	$99,150	$83,680
Equities	1,197	1,158	3,253	3,070
Short-term investments, including Other	3,167	4,473	9,718	11,857
BOLI	1,101	668	2,087	1,784
Investment fees and expenses	(2,285)	(1,947)	(6,481)	(5,677)
Net investment income	$37,272	$32,754	$107,727	$94,714
Investment in Unconsolidated Subsidiaries
ProAssurance's investment in unconsolidated subsidiaries were as follows:

	September 30, 2024	Carrying Value
(In thousands)	Percentage Ownership	September 30, 2024	December 31, 2023
Qualified affordable housing project tax credit partnerships	See below	$298	$666
All other investments, primarily investment fund LPs/LLCs	See below	271,192	276,090
		$271,490	$276,756
Qualified affordable housing project tax credit partnership interests held by ProAssurance generate investment returns by providing tax benefits to fund investors in the form of tax credits and project operating losses. The carrying value of these investments reflects ProAssurance's total commitments (both funded and unfunded) to the partnerships, less any amortization. At September 30, 2024 and December 31, 2023, ProAssurance did not have an ownership percentage greater than 20% in any tax credit partnership interests. Since ProAssurance has the ability to exert influence over the partnerships but does not control them, all are accounted for using the equity method. See further discussion of the entities in which ProAssurance holds passive interests in Note 11.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2024
ProAssurance holds interests in investment fund LPs/LLCs and other equity method investments and LPs/LLCs which are not considered to be investment funds. ProAssurance's ownership percentage relative to three and four of the LPs/LLCs is greater than 25% at September 30, 2024 and December 31, 2023, respectively, which is likely to be reduced as the funds mature and other investors participate in the funds; these investments had a carrying value of $14.0 million at September 30, 2024 and $23.0 million at December 31, 2023. ProAssurance's ownership percentage relative to the remaining investments and LPs/LLCs is less than 25%; these interests had a carrying value of $257.2 million at September 30, 2024 and $253.1 million at December 31, 2023. ProAssurance does not have the ability to exert control over any of these funds.
Equity in Earnings (Loss) of Unconsolidated Subsidiaries
Equity in earnings (loss) of unconsolidated subsidiaries included losses from tax credit partnerships. Investment results recorded reflect ProAssurance's allocable portion of partnership operating results. Tax credits reduce income tax expense in the period they are utilized. The results recorded and tax credits recognized related to ProAssurance's tax credit partnership investments were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2024	2023	2024	2023
Qualified affordable housing project tax credit partnerships
Losses (gains) recorded	$451	$429	$163	$2,294
Tax credits recognized	$8	$401	$24	$473
ProAssurance accounts for its tax credit partnership investments under the equity method of accounting and records its allocable portion of the operating losses of the underlying properties based on estimates provided by the partnerships. For the Company's qualified affordable housing project tax credit partnerships, it adjusts its estimates of their allocable portion of operating losses periodically as actual operating results of the underlying properties become available. The primary benefits of tax credits and tax-deductible operating losses from the historic tax credit partnerships are earned in a short period with potential for additional cash flows extending over several years. For the three and nine months ended September 30, 2024, the Company generated a nominal amount of tax credits from its tax credit partnership investments as compared to $0.4 million and $0.5 million for the same respective periods of 2023, which were deferred and are expected to be utilized in future periods. As of September 30, 2024, the Company had approximately $52.8 million of available tax credit carryforwards generated from its investments in tax credit partnerships which they expect to utilize in future periods.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2024
Net Investment Gains (Losses)
Realized investment gains and losses are recognized on the first-in, first-out basis. The following table provides detailed information regarding net investment gains (losses):

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2024	2023	2024	2023
Total impairment losses:
Corporate debt	$(1,398)	$—	$(2,710)	$(2,984)
Asset-backed securities	(403)	(141)	(592)	(133)
Portion of impairment losses recognized in other comprehensive income before taxes:
Corporate debt	—	—	102	—
Net impairment losses recognized in earnings	(1,801)	(141)	(3,200)	(3,117)
Gross realized gains, available-for-sale fixed maturities	484	254	1,156	793
Gross realized (losses), available-for-sale fixed maturities	(1,567)	(285)	(3,636)	(1,509)
Net realized gains (losses), trading fixed maturities	5	5	18	(101)
Net realized gains (losses), equity investments	176	154	2,115	254
Net realized gains (losses), other investments	(245)	(683)	(826)	(2,570)
Change in unrealized holding gains (losses), trading fixed maturities	(5)	(71)	165	81
Change in unrealized holding gains (losses), equity investments	4,979	(4,578)	1,762	(1,962)
Change in unrealized holding gains (losses), convertible securities, carried at fair value	267	(588)	873	3,473
Other(1)	(41)	3,231	6,719	7,814
Net investment gains (losses)	$2,252	$(2,702)	$5,146	$3,156
(1) Includes a gain of $6.5 million related to the decrease in the contingent consideration liability during the 2024 nine-month period. For the 2023 three- and nine-month periods, includes a gain of $1.5 million and $4.5 million, respectively, related to the decrease in the contingent consideration liability. See further discussion on the contingent consideration in Note 2 and Note 7 and discussion on the Company's accounting policy in Note 1 in its December 31, 2023 report on Form 10-K.

For the three and nine months ended September 30, 2024, ProAssurance recognized $1.8 million and $3.3 million of credit-related impairment losses in earnings, respectively, primarily related to four corporate bonds in the real estate sector. ProAssurance recognized a nominal amount of non-credit impairment losses in OCI for the nine months ended September 30, 2024. For the three and nine months ended September 30, 2023, ProAssurance recognized a nominal amount and $3.1 million of credit-related impairment losses in earnings, respectively, related to a mortgage-backed security and, for the 2023 nine-month period, two corporate bonds in the financial sector.
The following table presents a roll forward of cumulative credit losses recorded in earnings related to impaired debt securities for which a portion of the impairment was recorded in OCI.

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2024	2023	2024	2023
Balance beginning of period	$1,267	$57	$57	$57
Additional credit losses recognized during the period, related to securities for which:
No impairment has been previously recognized	—	—	740	—
Impairment has been previously recognized	—	—	470	—
Balance September 30	$1,267	$57	$1,267	$57

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2024
4. Income Taxes
For interim periods, ProAssurance generally utilizes the estimated annual effective tax rate method under which the Company determines its provision (benefit) for income taxes based on the current estimate of its annual effective tax rate. For the three and nine months ended September 30, 2024, the Company utilized the estimated annual effective tax rate method. Under this method, items which are unusual, infrequent, or that cannot be reliably estimated are considered in the effective tax rate in the period in which the item is included in income and are referred to as discrete items. For the three and nine months ended September 30, 2023, ProAssurance utilized the discrete effective tax rate method for recording income taxes. ProAssurance believed the use of the discrete effective tax rate method was more appropriate than the annual effective tax rate method for the three and nine months ended September 30, 2023 as minor changes in the Company's estimated ordinary income would have a significant effect on the estimated annual effective tax rate and would result in sizable variations in the customary relationship between income tax expense (benefit) and pre-tax accounting income (loss).
For the nine months ended September 30, 2024, the provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income (loss) before income taxes primarily due to the decrease in the contingent consideration liability related to the NORCAL acquisition, all of which was non-taxable. For the nine months ended September 30, 2023, the provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income (loss) before income taxes primarily due to a $44.1 million goodwill impairment recognized in relation to the Workers' Compensation Insurance reporting unit during the third quarter of 2023, all of which is non-deductible. See further discussion on the Company's contingent consideration in Note 2 and Note 7 and further discussion on the 2023 goodwill impairment in Note 6 of the Notes to Consolidated Financial Statements included in ProAssurance's December 31, 2023 report on Form 10-K.
ProAssurance had a liability for U.S. federal and U.K. income taxes carried as a part of other liabilities of $4.3 million as of September 30, 2024 and $4.0 million as of December 31, 2023. At September 30, 2024 and December 31, 2023, the liability for unrecognized tax benefits, which is included in the total liability for U.S. federal and U.K. income taxes, was $5.6 million and $5.3 million, respectively, which included an accrued liability for interest of approximately $0.8 million and $0.5 million, respectively.
5. Goodwill
Goodwill is recognized in conjunction with business acquisitions as the excess of the purchase consideration for the business acquisition over the fair value of identifiable assets acquired and liabilities assumed. The fair value of identifiable assets acquired and liabilities assumed, and thus goodwill, is subject to redetermination within a measurement period of up to one year following completion of a business acquisition. See Note 1 and Note 6 of the Notes to Consolidated Financial Statements in ProAssurance's December 31, 2023 report on Form 10-K for further information on how the Company tests goodwill for impairment.
Goodwill is tested for impairment annually or more frequently if circumstances indicate an impairment may have occurred. The date of the Company's annual goodwill impairment test is October 1. Impairment of goodwill is tested at the reporting unit level. These reporting units are: Specialty P&C, Workers' Compensation Insurance, Segregated Portfolio Cell Reinsurance, Lloyd's Syndicates and Corporate. Of the five reporting units, only the Segregated Portfolio Cell Reinsurance reporting unit has goodwill at September 30, 2024.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2024
The table below presents the changes in the carrying amount of goodwill and accumulated impairment losses by reporting unit for the nine months ended September 30, 2024 and year ended December 31, 2023:

	Reporting Unit
(In thousands)	Specialty P&C	Workers' Compensation Insurance	Segregated Portfolio Cell Reinsurance	Total
At September 30, 2024:
Goodwill, gross	$161,115	$44,110	$5,500	$210,725
Accumulated impairment losses*	(161,115)	(44,110)	—	(205,225)
Goodwill, net	$—	$—	$5,500	$5,500

Goodwill, net as of January 1, 2023	$—	$44,110	$5,500	$49,610
Impairment losses	—	(44,110)	—	(44,110)
Goodwill, net as of December 31, 2023	—	—	5,500	5,500
Impairment losses	—	—	—	—
Goodwill, net as of September 30, 2024	$—	$—	$5,500	$5,500
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

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2024
Activity in the reserve for losses and loss adjustment expenses is summarized as follows:

(In thousands)	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023	Year Ended December 31, 2023
Balance, beginning of year	$3,401,281	$3,471,147	$3,471,147
Less reinsurance recoverables on unpaid losses and loss adjustment expenses	445,573	431,889	431,889
Net balance, beginning of year	2,955,708	3,039,258	3,039,258
Net losses:
Current year	585,734	596,872	794,848
(Favorable) unfavorable development of reserves established in prior years, net(1)	(28,709)	8,373	5,646
Total	557,025	605,245	800,494
Paid related to:
Current year	(69,750)	(67,894)	(101,996)
Prior years	(564,602)	(598,281)	(782,048)
Total paid	(634,352)	(666,175)	(884,044)
Net balance, end of period	2,878,381	2,978,328	2,955,708
Plus reinsurance recoverables on unpaid losses and loss adjustment expenses	461,302	417,323	445,573
Balance, end of period	$3,339,683	$3,395,651	$3,401,281
(1) Net prior year reserve development recognized for the nine months ended September 30, 2024 and 2023 as well as the year ended December 31, 2023 included $4.3 million, $6.7 million and $8.3 million, respectively, of amortization of the purchase accounting fair value adjustment on NORCAL's assumed net reserve and amortization of the negative VOBA associated with NORCAL's DDR reserve which is recorded as a reduction to prior accident year net losses and loss adjustment expenses.
Estimating liability reserves is complex and requires the use of many assumptions. As time passes and ultimate losses for prior years are either known or become subject to a more precise estimation, ProAssurance increases or decreases the reserve estimates established in prior periods.
The consolidated net favorable prior year reserve development recognized for the nine months ended September 30, 2024 primarily reflected:
•Net favorable prior year reserve development recognized in the Specialty P&C segment of $27.2 million driven by $20.9 million of net favorable development in the Company's MPL line of business, principally related to accident years 2018 and prior in the segment's legacy book and the 2021 accident year for the segment's NORCAL book. Further, net favorable reserve development reflected $2.5 million of favorable development related to the Company's Medical Technology Liability line of business, partially offset by unfavorable reserve development of $0.6 million attributable to the Company's Lloyd’s Syndicates operations.
•Consolidated net favorable loss development recognized during the nine months ended September 30, 2024 also included net favorable development of $1.5 million in the Segregated Portfolio Reinsurance segment related to workers' compensation business of $2.9 million, principally related to accident years 2020 through 2022, partially offset by unfavorable development of $1.4 million related to medical professional liability business due to higher than expected claim frequency in one program in which the Company does not participate in the underwriting results.
For additional information regarding ProAssurance's prior year reserve development recognized for the nine months ended September 30, 2023 and the year ended December 31, 2023, see Note 6 of the Notes to Condensed Consolidated Financial Statements included in ProAssurance's September 30, 2023 report on Form 10-Q and Note 7 of the Notes to Consolidated Financial Statements included in ProAssurance's December 31, 2023 report on Form 10-K, respectively.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2024
7. Commitments and Contingencies
ProAssurance is involved in various legal actions related to insurance policies and claims handling including, but not limited to, claims asserted by policyholders. These types of legal actions arise in the Company's ordinary course of business and, in accordance with GAAP for insurance entities, are considered as a part of the Company's loss reserving process, which is described in detail under the heading "Losses and Loss Adjustment Expenses" in the Accounting Policies section in Note 1 of the Notes to Consolidated Financial Statements in ProAssurance's December 31, 2023 report on Form 10-K. ProAssurance also has other direct actions against the Company unrelated to its claims activity which are evaluated and accounted for as a part of other liabilities. For these corporate legal actions, the Company evaluates each case separately and establishes what it believes is an appropriate reserve based on GAAP guidance related to contingent liabilities. As of September 30, 2024, there were no material reserves established for corporate legal actions.
As a member of Lloyd's, ProAssurance has obligations to Syndicate 1729 including FAL requirements. ProAssurance provides FAL to support its previous participation in underwriting years that remain open at Syndicate 1729, which is comprised of cash and cash equivalents and investment securities, primarily available-for-sale fixed maturities, deposited with Lloyd's, with a total fair value of approximately $15.5 million at September 30, 2024 (see Note 3). During the second quarter of 2024, the Company received a return of approximately $5.2 million of cash from its FAL balances due to lower capital requirements for the 2023 underwriting year.
ProAssurance has entered into financial instrument transactions that may present off-balance sheet credit risk or market risk. These transactions include a short-term loan commitment and commitments to provide funding to non-public investment entities. Under the short-term loan commitment, ProAssurance has agreed to advance funds on a 30 day basis to a counterparty provided there is no violation of any condition established in the contract. As of September 30, 2024, ProAssurance had total funding commitments related to non-public investment entities as well as the short-term loan commitment of approximately $150.0 million which included the amount at risk if the full short-term loan is extended and the counterparties default. However, the credit risk associated with the short-term loan commitment is minimal as the counterparties to the contract are highly rated commercial institutions and to-date have been performing in accordance with their contractual obligations. As such, ProAssurance’s expected credit losses associated with this short-term loan commitment were nominal in amount as of September 30, 2024.
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

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2024
8. Debt
ProAssurance’s outstanding debt consisted of the following:

($ in thousands)	September 30, 2024	December 31, 2023
Contribution Certificates due 2031, interest at 3.0% (effective interest rate at 4.35%) paid annually in April	$180,834	$179,387
Revolving Credit Agreement, outstanding borrowings are not permitted to exceed $300 million aggregately, including a $50 million accordion feature; Revolving Credit Agreement expires in 2028. The effective interest rate was 6.58% as of September 30, 2024	125,000	125,000
Term Loan, principal repayments in quarterly installments began June 30, 2024; Term Loan expires in 2028. The effective interest rate was 6.70% as of September 30, 2024	121,875	125,000
Total principal	427,709	429,387
Less unamortized debt issuance costs	1,765	2,254
Debt less unamortized debt issuance costs	$425,944	$427,133
Covenant Compliance
There are no financial covenants associated with the Contribution Certificates due 2031.
The Revolving Credit Agreement contains customary representations, covenants and events constituting default, and remedies for default, as previously discussed. As of September 30, 2024, ProAssurance is in compliance with all covenants of the Revolving Credit Agreement.
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
To manage the Company's exposure to variability in cash flows of forecasted interest payments attributable to variability in the selected base rates on borrowings under both the Revolving Credit Agreement and Term Loan, ProAssurance entered into two forward-starting interest rate swap agreements ("Interest Rate Swaps") on May 2, 2023, each with an effective date of December 29, 2023 and a maturity date of March 31, 2028. As ProAssurance's Interest Rate Swaps are designated and qualify as highly effective cash flow hedges, changes in the fair value of the Interest Rate Swaps are recorded in AOCI, net of tax, and are reclassified into earnings when the hedged cash flows impact earnings. The Interest Rate Swap hedging the variability in cash flows associated with interest payments on the Revolving Credit Agreement will have a constant $125 million notional amount throughout the term of the swap, while the Interest Rate Swap hedging the variability in cash flows associated with interest payments on the Term Loan will have an amortizing $125 million notional amount, which is designed to match the outstanding principal on the Term Loan throughout the term of the swap. Borrowings under the Revolving Credit Agreement and Term Loan will accrue interest at a selected base rate, adjusted by a margin. The Interest Rate Swaps effectively fix the base rate on borrowings under the Revolving Credit Agreement and Term Loan to 3.187% and 3.207%, respectively. The margin component of the interest rate, which can vary from 0% to 2.375%, will remain variable and is based on ProAssurance’s debt to capitalization ratio. As of September 30, 2024, the margin component of the interest rate on the outstanding borrowings under the Revolving Credit Agreement and Term Loan was 1.98% and 2.10%, respectively, based on ProAssurance's debt to capitalization ratio as of June 30, 2024 resulting in a total interest rate of 5.17% and 5.31%, respectively, including the effect of the Interest Rate Swaps on the base rate. Additional information regarding the Company's Revolving Credit Agreement and Term Loan is provided in Note 10 of the Notes to Consolidated Financial Statements included in ProAssurance's December 31, 2023 report on Form 10-K.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2024
ProAssurance received cash collateral from the counterparty to secure the net present value of future cash flows associated with the Interest Rate Swaps which is reflected as a component of other liabilities on the Condensed Consolidated Balance Sheet. Those cash collateral balances were $1.6 million and $4.0 million at September 30, 2024 and December 31, 2023, respectively.
The following table provides a summary of the volume and fair value position of the Interest Rate Swaps as well as the reporting location in the Condensed Consolidated Balance Sheet as of September 30, 2024 and December 31, 2023.

($ in thousands)		September 30, 2024			December 31, 2023
Derivatives Designated and Qualifying as Cash Flow Hedging Instruments	Location in the Condensed Consolidated Balance Sheets	Number of Instruments	Aggregate Notional Amount(1)	Estimated Fair Value(2)	Number of Instruments	Aggregate Notional Amount(1)	Estimated Fair Value(2)
Interest Rate Swaps	Other Assets	2	$246,875	$788	2	$250,000	$3,876
(1) Volume is represented by the derivative instruments' notional amount.
(2) Additional information regarding the fair value of the Company's Interest Rate Swaps is provided in Note 2.
For the three and nine months ended September 30, 2024, ProAssurance reclassified a gain on the Interest Rate Swaps from AOCI, net of tax, into earnings as shown in the table below:

		Qualifying Cash Flow Hedges - Gains (Losses) Reclassified from AOCI, net of tax, to Earnings
(In thousands)		Three Months Ended September 30		Nine Months Ended September 30
Derivatives Designated as Hedging Instruments	Location in the Condensed Consolidated Statements of Income and Comprehensive Income	2024	2023	2024	2023
Interest Rate Swaps	Interest Expense	$1,068	$—	$3,192	$—

At September 30, 2024, management estimates that it will reclassify approximately $1.5 million of pre-tax net gains on the Interest Rate Swaps from AOCI to earnings over the next twelve months, which will be recorded to interest expense. See additional information on gains or losses related to the Interest Rate Swaps reported as a component of AOCI in Note 10.
As a result of the Interest Rate Swaps, ProAssurance is exposed to risk that the counterparty will fail to meet its contractual obligations. To mitigate this counterparty credit risk, ProAssurance only enters into derivative contracts with carefully selected major financial institutions based upon their credit ratings and monitors their creditworthiness. As of September 30, 2024, the counterparty had an investment grade rating of A and has performed in accordance with their contractual obligations.
10. Shareholders’ Equity
At September 30, 2024 and December 31, 2023, ProAssurance had 100 million shares of authorized common stock and 50 million shares of authorized preferred stock. The Board has the authority to determine provisions for the issuance of preferred shares, including the number of shares to be issued, the designations, powers, preferences and rights, and the qualifications, limitations or restrictions of such shares.
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
At September 30, 2024, Board authorizations for the repurchase of common shares or the retirement of outstanding debt of $55.9 million remained available for use. ProAssurance did not repurchase any common shares during the three and nine months ended September 30, 2024. ProAssurance repurchased approximately 3.1 million common shares at a cost of $50.5 million during the nine months ended September 30, 2023.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2024
Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)
The following tables provide a detailed breakout of the components of AOCI and the amounts reclassified from AOCI to net income (loss). The tax effects of all amounts in the tables below, except for an immaterial amount of unrealized gains and losses on available-for-sale securities held at the Company's U.K. subsidiary, were computed using the enacted U.S. federal corporate tax rate of 21%. OCI included a deferred tax expense of $22.1 million and $21.9 million for the three and nine months ended September 30, 2024, respectively, as compared to a deferred tax benefit of $8.2 million and $0.2 million for the same respective periods of 2023.
The changes in the balance of each component of AOCI for the three and nine months ended September 30, 2024 and 2023 were as follows:

(In thousands)	Unrealized Investment Gains (Losses)	Cash Flow Hedging Gains (Losses) (1)	Non-credit Impairments	Unrecognized Change in Defined Benefit Plan Liabilities	Accumulated Other Comprehensive Income (Loss)
Balance, July 1, 2024	$(211,070)	$6,302	$(92)	$(1,177)	$(206,037)
OCI, before reclassifications, net of tax	84,305	(4,619)	—	—	79,686
Amounts reclassified from AOCI, net of tax	2,311	(1,068)	—	—	1,243
Net OCI, current period	86,616	(5,687)	—	—	80,929
Balance at September 30, 2024	$(124,454)	$615	$(92)	$(1,177)	$(125,108)

(In thousands)	Unrealized Investment Gains (Losses)	Cash Flow Hedging Gains (Losses) (1)	Non-credit Impairments	Unrecognized Change in Defined Benefit Plan Liabilities	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2023	$(206,327)	$3,026	$(11)	$(1,177)	$(204,489)
OCI, before reclassifications, net of tax	77,369	781	(455)	—	77,695
Amounts reclassified from AOCI, net of tax	4,504	(3,192)	374	—	1,686
Net OCI, current period	81,873	(2,411)	(81)	—	79,381
Balance, September 30, 2024	$(124,454)	$615	$(92)	$(1,177)	$(125,108)

(In thousands)	Unrealized Investment Gains (Losses)	Cash Flow Hedging Gains (Losses) (1)	Non-credit Impairments	Unrecognized Change in Defined Benefit Plan Liabilities	Accumulated Other Comprehensive Income (Loss)
Balance, July 1, 2023	$(270,325)	$4,310	$(11)	$(1,454)	$(267,480)
OCI, before reclassifications, net of tax	(33,371)	3,879	—	—	(29,492)
Amounts reclassified from AOCI, net of tax	133	—	—	—	133
Net OCI, current period	(33,238)	3,879	—	—	(29,359)
Balance at September 30, 2023	$(303,563)	$8,189	$(11)	$(1,454)	$(296,839)

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2024

(In thousands)	Unrealized Investment Gains (Losses)	Cash Flow Hedging Gains (Losses) (1)	Non-credit Impairments	Unrecognized Change in Defined Benefit Plan Liabilities	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2022	$(297,142)	$—	$(11)	$(1,454)	$(298,607)
OCI, before reclassifications, net of tax	(9,437)	8,189	—	—	(1,248)
Amounts reclassified from AOCI, net of tax	3,016	—	—	—	3,016
Net OCI, current period	(6,421)	8,189	—	—	1,768
Balance, September 30, 2023	$(303,563)	$8,189	$(11)	$(1,454)	$(296,839)
(1) ProAssurance entered into two forward-starting interest rate swap agreements ("Interest Rate Swaps") on May 2, 2023, which are designated and qualify as highly effective cash flow hedges. See Note 9 for additional information on the Interest Rate Swaps.
11. Variable Interest Entities
ProAssurance holds passive interests in a number of entities that are considered to be VIEs under GAAP guidance. ProAssurance's VIE interests principally consist of interests in LPs/LLCs formed for the purpose of achieving diversified equity and debt returns. ProAssurance's VIE interests, carried as a part of investment in unconsolidated subsidiaries, totaled $245.6 million at September 30, 2024 and $250.4 million at December 31, 2023. ProAssurance does not have power over the activities that most significantly impact the economic performance of these VIEs and thus is not the primary beneficiary. Investments in entities where ProAssurance holds a greater than minor interest but does not hold a controlling interest are accounted for using the equity method. Therefore, ProAssurance has not consolidated these VIEs. ProAssurance’s involvement with each of these VIEs is limited to its direct ownership interest in the VIE. Except for the funding commitments disclosed in Note 7, ProAssurance has no arrangements with any of these VIEs to provide other financial support to or on behalf of the VIE. At September 30, 2024, ProAssurance’s maximum loss exposure relative to these investments was limited to the carrying value of ProAssurance’s investment in the VIE.
ProAssurance is the primary beneficiary of PPM RRG. While there is no direct ownership of PPM RRG by ProAssurance, it manages the business operations of PPM RRG through its management services agreement and has effective control of the PPM RRG's Board of Directors through an irrevocable voting proxy. The management services agreement allows ProAssurance to provide management and oversight services to PPM RRG, which includes the ability to make business decisions impacting the operations of PPM RRG. PPM RRG has a $5 million surplus note to NORCAL which is its only source of capital. At September 30, 2024 and December 31, 2023, approximately $136 million and $142 million of ProAssurance's assets, respectively, and approximately $136 million and $142 million of its liabilities, respectively, included on the Condensed Consolidated Balance Sheet were related to PPM RRG.
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

(In thousands, except per share data)	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
Weighted average number of common shares outstanding, basic	51,156	51,837	51,077	53,205
Dilutive effect of securities:
Restricted Share Units	78	139	106	110
Performance Share Units	43	30	34	24
Weighted average number of common shares outstanding, diluted	51,277	52,006	51,217	53,339
Effect of dilutive shares on earnings (loss) per share	$—	$—	$(0.01)	$—

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2024
The diluted weighted average number of common shares outstanding for the three and nine months ended September 30, 2024 excluded approximately 236,000 and 210,000, respectively, of common share equivalents issuable under the Company's stock compensation plans as compared to approximately 67,000 and 135,000 during the same respective periods of 2023, as their effect would have been antidilutive.
Dilutive common share equivalents are reflected in the earnings (loss) per share calculation while antidilutive common share equivalents are not reflected in the earnings (loss) per share calculation. For the three and nine months ended September 30, 2023, all incremental common share equivalents were not included in the computation of diluted earnings (loss) per share because to do so would have been antidilutive for each period.
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

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2024
Financial results by segment were as follows:

	Three Months Ended September 30, 2024
(In thousands)	Specialty P&C	Workers' Compensation Insurance	Segregated Portfolio Cell Reinsurance	Corporate	Inter-segment Eliminations	Consolidated
Net premiums earned	$188,704	$41,829	$12,627	$—	$—	$243,160
Net investment income	—	—	1,009	36,263	—	37,272
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	4,767	—	4,767
Net investment gains (losses)	—	—	599	1,653	—	2,252
Other income (expense)(1)	982	537	1	(2,747)	(971)	(2,198)
Net losses and loss adjustment expenses	(136,337)	(32,193)	(7,801)	—	—	(176,331)
Underwriting, policy acquisition and operating expenses(1)	(51,492)	(14,383)	(4,143)	(11,342)	971	(80,389)
SPC U.S. federal income tax benefit (expense)(2)	—	—	(377)	—	—	(377)
SPC dividend (expense) income	—	—	(1,360)	—	—	(1,360)
Interest expense	—	—	—	(5,698)	—	(5,698)
Income tax benefit (expense)	—	—	—	(4,657)	—	(4,657)
Segment results	$1,857	$(4,210)	$555	$18,239	$—	16,441
Net income (loss)						$16,441
Significant non-cash items:
Depreciation and amortization, net of accretion	$2,065	$1,270	$(671)	$1,216	$—	$3,880

	Nine Months Ended September 30, 2024
(In thousands)	Specialty P&C	Workers' Compensation Insurance	Segregated Portfolio Cell Reinsurance	Corporate	Inter-segment Eliminations	Consolidated
Net premiums earned	$562,137	$124,692	$40,347	$—	$—	$727,176
Net investment income	—	—	2,687	105,040	—	107,727
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	16,383	—	16,383
Net investment gains (losses)	—	—	2,327	(3,921)	—	(1,594)
Other income (expense)(1)	3,359	1,483	1	2,281	(3,252)	3,872
Net losses and loss adjustment expenses	(434,564)	(95,980)	(26,481)	—	—	(557,025)
Underwriting, policy acquisition and operating expenses(1)	(153,415)	(44,008)	(14,105)	(29,812)	3,252	(238,088)
SPC U.S. federal income tax benefit (expense)(2)	—	—	(1,043)	—	—	(1,043)
SPC dividend (expense) income	—	—	(2,479)	—	—	(2,479)
Interest expense	—	—	—	(17,004)	—	(17,004)
Income tax benefit (expense)	—	—	—	(7,837)	—	(7,837)
Segment results	$(22,483)	$(13,813)	$1,254	$65,130	$—	30,088
Reconciliation of segments to consolidated results:
Contingent Consideration(3)						6,740
Transaction-related costs, net(4)						(253)
Net income (loss)						$36,575
Significant non-cash items:
Depreciation and amortization, net of accretion	$6,784	$3,747	$(1,661)	$4,775	$—	$13,645

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2024

	Three Months Ended September 30, 2023
(In thousands)	Specialty P&C	Workers' Compensation Insurance	Segregated Portfolio Cell Reinsurance	Corporate	Inter-segment Eliminations	Consolidated
Net premiums earned	$195,772	$39,885	$6,763	$—	$—	$242,420
Net investment income	—	—	601	32,153	—	32,754
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	(61)	—	(61)
Net investment gains (losses)	—	—	(525)	(3,677)	—	(4,202)
Other income (expense)(1)	1,089	333	2	2,847	(935)	3,336
Net losses and loss adjustment expenses	(162,677)	(41,208)	(5,006)	—	—	(208,891)
Underwriting, policy acquisition and operating expenses(1)	(49,395)	(13,542)	(3,668)	(8,344)	935	(74,014)
SPC U.S. federal income tax benefit (expense)(2)	—	—	175	—	—	175
SPC dividend (expense) income	—	—	2,518	—	—	2,518
Interest expense	—	—	—	(5,514)	—	(5,514)
Income tax benefit (expense)	—	—	—	4,655	—	4,655
Segment results	$(15,211)	$(14,532)	$860	$22,059	$—	(6,824)
Reconciliation of segments to consolidated results:
Goodwill impairment						(44,110)
Contingent Consideration (3)						1,500
Net income (loss)						$(49,434)
Significant non-cash items:
Depreciation and amortization, net of accretion	$2,728	$851	$300	$2,575	$—	$6,454
Goodwill impairment						$44,110

	Nine Months Ended September 30, 2023
(In thousands)	Specialty P&C	Workers' Compensation Insurance	Segregated Portfolio Cell Reinsurance	Corporate	Inter-segment Eliminations	Consolidated
Net premiums earned	$562,206	$121,706	$46,156	$—	$—	$730,068
Net investment income	—	—	1,625	93,089	—	94,714
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	5,450	—	5,450
Net investment gains (losses)	—	—	1,830	(3,174)	—	(1,344)
Other income (expense)(1)	3,106	1,565	3	5,347	(3,157)	6,864
Net losses and loss adjustment expenses	(476,187)	(101,813)	(27,245)	—	—	(605,245)
Underwriting, policy acquisition and operating expenses(1)	(140,949)	(40,923)	(15,241)	(24,823)	3,157	(218,779)
SPC U.S. federal income tax benefit (expense)(2)	—	—	(1,351)	—	—	(1,351)
SPC dividend (expense) income	—	—	(3,171)	—	—	(3,171)
Interest expense	—	—	—	(16,478)	—	(16,478)
Income tax benefit (expense)	—	—	—	3,901	—	3,901
Segment results	$(51,824)	$(19,465)	$2,606	$63,312	$—	(5,371)
Reconciliation of segments to consolidated results:
Goodwill impairment						(44,110)
Contingent Consideration(3)						4,500
Net income (loss)						$(44,981)
Significant non-cash items:
Depreciation and amortization, net of accretion	$7,927	$2,573	$(187)	$9,772	$—	$20,085
Goodwill impairment						$44,110
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

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2024

(3) Represents the change in the fair value of contingent consideration issued in connection with the NORCAL acquisition and, for the nine months ended September 30, 2024, the reversal of a nominal amount of associated contingent investment banker fees accrued during purchase accounting, all of which are included as a component of consolidated net investment gains (losses) on the Condensed Consolidated Statements of Income and Comprehensive Income. See further discussion on the contingent consideration in Note 2.

(4) Represents actuarial consulting fees, after-tax, paid in connection with the final determination of contingent consideration associated with the acquisition of NORCAL. For the nine months ended September 30, 2024, pre-tax transaction-related costs of approximately $0.3 million were included as a component of consolidated operating expense and the associated nominal income tax benefit was included as a component of consolidated income tax benefit (expense) on the Condensed Consolidated Statements of Income and Comprehensive Income.

The following table provides detailed information regarding ProAssurance's gross premiums earned by product as well as a reconciliation to net premiums earned. All gross premiums earned are from external customers except as noted. ProAssurance's insured risks are primarily within the U.S.

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2024	2023	2024	2023
Specialty P&C Segment
Gross premiums earned:
MPL	$186,376	$183,501	$551,791	$553,644
Medical Technology Liability	11,262	10,904	33,196	32,060
Lloyd's Syndicates	2,897	4,931	12,256	14,499
Other	5,373	6,350	16,986	19,527
Ceded premiums earned	(17,204)	(9,914)	(52,092)	(57,524)
Segment net premiums earned	188,704	195,772	562,137	562,206
Workers' Compensation Insurance Segment
Gross premiums earned:
Traditional business	46,148	43,423	136,310	131,623
Alternative market business	15,674	17,311	49,130	52,421
Ceded premiums earned	(19,993)	(20,849)	(60,748)	(62,338)
Segment net premiums earned	41,829	39,885	124,692	121,706
Segregated Portfolio Cell Reinsurance Segment
Gross premiums earned:
Workers' compensation(1)	14,095	15,979	44,767	48,613
MPL(2)	518	(6,971)	1,881	4,388
Ceded premiums earned	(1,986)	(2,245)	(6,301)	(6,845)
Segment net premiums earned	12,627	6,763	40,347	46,156
Consolidated net premiums earned	$243,160	$242,420	$727,176	$730,068
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
We operate in four segments which are based on our internal management reporting structure for which financial results are regularly evaluated by our CODM to determine resource allocation and assess operating performance: Specialty P&C, Workers' Compensation Insurance, Segregated Portfolio Cell Reinsurance and Corporate. Additional information on ProAssurance's four operating and reportable segments is included in Note 13 of the Notes to Condensed Consolidated Financial Statements, Note 16 of the Notes to Consolidated Financial Statements in our December 31, 2023 report on Form 10-K and in the Segment Results sections herein that follow.
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
Estimation of Taxes
For interim periods, we generally utilize the estimated annual effective tax rate method under which we determine our provision (benefit) for income taxes based on the current estimate of our annual effective tax rate. For the three and nine months ended September 30, 2024, we utilized the estimated annual effective tax rate method. Under this method, items which are unusual, infrequent, or that cannot be reliably estimated are considered in the effective tax rate in the period in which the item is included in income and are referred to as discrete items. For the three and nine months ended September 30, 2023, we utilized the discrete effective tax rate method for recording income taxes after the estimated annual effective tax rate method produced an unreliable estimated annual effective tax rate. See further discussion on these methods in Note 4 of the Notes to Condensed Consolidated Financial Statements.

Liquidity and Capital Resources and Financial Condition
Overview
ProAssurance Corporation is a holding company and is a legal entity separate and distinct from its subsidiaries. As a holding company, our principal source of external revenue is our investment revenues. In addition, dividends from our operating subsidiaries represent another source of funds for our obligations, including debt service and shareholder dividends, if declared. We also charge our core domestic operating subsidiaries within our Specialty P&C and Workers' Compensation Insurance segments a management fee based on the extent to which services are provided to the subsidiary and the amount of gross premium written by the subsidiary. At September 30, 2024, we held cash and liquid investments of approximately $78 million outside our insurance subsidiaries that were available for use without regulatory approval or other restriction. As of November 4, 2024, we also have an additional $125 million in permitted borrowings available under our Revolving Credit Agreement as well as the possibility of a $50 million accordion feature, if successfully subscribed, as discussed in this section under the heading "Debt."
To date during 2024, our operating subsidiaries have paid dividends to us of approximately $66 million, of which $20 million was paid in October 2024. Dividends paid in October 2024 have not been included in our cash and liquid investments held outside of insurance subsidiaries as of September 30, 2024. Excluding the dividends paid in October 2024, our insurance subsidiaries, in the aggregate, are permitted to pay dividends of approximately $99 million over the remainder of 2024 without prior approval of state insurance regulators. However, the payment of any dividend requires prior notice to the insurance regulator in the state of domicile, and the regulator may reduce or prevent the dividend if, in its judgment, payment of the dividend would have an adverse effect on the surplus of the insurance subsidiary. We make the decision to pay dividends from an insurance subsidiary based on the capital needs of that subsidiary and may pay less than the permitted dividend or may also request permission to pay an additional amount (an extraordinary dividend).
Cash Flows
Cash flows between periods compare as follows:

	Nine Months Ended September 30
(In thousands)	2024	2023	Change
Net cash provided (used) by:
Operating activities	$(10,477)	$(46,641)	$36,164
Investing activities	(5,724)	137,335	(143,059)
Financing activities	(4,399)	(58,543)	54,144
Increase (decrease) in cash and cash equivalents	$(20,600)	$32,151	$(52,751)
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
The increase in operating cash flows of $36.2 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 was primarily due to:
•A decrease in paid losses of $51.2 million driven by our Specialty P&C segment driven by a lower number of claims resolved with large indemnity payments as compared to the prior year period. Claim costs in our MPL line of business continue to be pressured by social inflation and higher than anticipated loss severity trends.
•An increase in cash received from investment income of $6.8 million driven by higher average book yields as we take advantage of current rate environment as our portfolio matures.
•An increase in net premium receipts of $3.3 million primarily driven by a decrease in cash paid to reinsurers primarily associated with the non-renewal of an alternative market program in our Segregated Portfolio Cell Reinsurance segment effective January 1, 2024 and, to a lesser extent, a shared risk arrangement, partially offset by the proactive actions we have taken in certain lines to improve profitability.
The increase in operating cash flows was partially offset by:
•An increase in cash paid for operating expenses of $13.4 million driven by the receipt of cash collateral during the prior year period to secure the net present value of future cash flows associated with the Interest Rate Swaps of $10.7 million, partially offset by a decrease in compensation-related costs primarily as a result of a decrease in paid bonuses.

•The effect of a tax refund of approximately $11.7 million which we received in February 2023 (see additional discussion within this section under the heading "Taxes" that follows).
The remaining variance in operating cash flows for the nine months ended September 30, 2024 as compared to the same period of 2023 was composed of individually insignificant components.
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
Our financing cash flows are primarily comprised of share repurchases and dividend payments in the prior year period (see additional discussion on the Board's decision to suspend payment of a quarterly cash dividend of in Note 10 of the Notes to Condensed Consolidated Financial Statements).
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
Our Medical Professional Liability and Medical Technology Liability treaties renew annually on October 1 and our Workers' Compensation treaty renews annually on May 1. Our MPL and Medical Technology Liability treaties renewed October 1, 2024. Our MPL treaty renewal incorporated podiatric and chiropractic policies and MPL coverages in excess of $2 million changed from 9% to 0% co-participation. The next $24 million of risk changed from 9.5% to 7.5% co-participation. Our Medical Technology Liability treaty renewed at a higher rate than the previous treaty. All other material terms were consistent with the expiring treaties. Our traditional workers' compensation treaty renewed May 1, 2024 at a higher contract rate than the previous treaty and included the elimination of the AAD as well as an increase in the per occurrence retention to $0.75 million from $0.5 million. Overall, the impact of our traditional workers' compensation treaty renewal is expected to increase our ceded premium ratio while losses related to the increase in the per occurrence retention are expected to be more than offset by the elimination of the AAD. The significant coverages provided by our current excess of loss reinsurance agreements are depicted in the following table.

Current Excess of Loss Reinsurance Agreements

Medical Professional Liability	Medical Technology & Life Sciences Products	Workers' Compensation - Traditional
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
Taxes
We are subject to the tax laws and regulations of the U.S., Cayman Islands and U.K. We file a consolidated U.S. federal income tax return that includes the parent company and its U.S. subsidiaries, except for ProAssurance American Mutual, A Risk Retention Group. Our filing obligations include a requirement to make quarterly payments of estimated taxes to the IRS using the corporate tax rate effective for the tax year. We did not make any quarterly estimated tax payments during the three and nine months ended September 30, 2024 or 2023 as we expect NOL carryforwards to offset any income taxes due.
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
As a result of the NORCAL acquisition, we have U.S. federal NOL carryforwards, which were approximately $24.0 million as of September 30, 2024. These NOL carryforwards are subject to limitation by Internal Revenue Code Section 382 and will begin to expire in 2041.

Investing Activities and Related Cash Flows
Our investments at September 30, 2024 and December 31, 2023 are comprised as follows:

	September 30, 2024		December 31, 2023
($ in thousands)	Carrying Value	% of Total Investment	Carrying Value	% of Total Investment
Fixed maturities, available-for-sale
U.S. Treasury obligations	$251,301	5%	$243,525	5%
U.S. Government-sponsored enterprise obligations	16,024	1%	18,724	1%
State and municipal bonds	467,779	10%	454,381	10%
Corporate debt	1,770,420	40%	1,750,574	40%
Residential mortgage-backed securities	494,095	11%	430,137	10%
Commercial mortgage-backed securities	207,640	5%	197,861	5%
Other asset-backed securities	478,873	11%	398,395	9%
Total fixed maturities, available-for-sale	3,686,132	83%	3,493,597	80%
Fixed maturities, trading	51,774	1%	48,324	1%
Total fixed maturities	3,737,906	84%	3,541,921	81%

Equity investments(1)	134,693	3%	151,295	4%
Short-term investments	230,575	5%	235,785	5%
BOLI	80,292	2%	78,205	2%
Investment in unconsolidated subsidiaries	271,490	5%	276,756	6%
Other investments	6,160	1%	65,819	2%
Total investments	$4,461,116	100%	$4,349,781	100%
(1) Includes $104.9 million and $114.9 million of investment grade bond funds as of September 30, 2024 and December 31, 2023, respectively, which are not subject to significant equity price risk.
At September 30, 2024, 99% of our investments in available-for-sale fixed maturity securities were rated and the average rating was A+. The distribution of our investments in available-for-sale fixed maturity securities by rating were as follows:

	September 30, 2024		December 31, 2023
($ in thousands)	Carrying Value	% of Total Investment	Carrying Value	% of Total Investment
Rating*
AAA	$602,040	16%	$489,121	14%
AA+	752,368	20%	689,491	20%
AA	214,683	6%	206,471	6%
AA-	172,543	5%	180,827	5%
A+	275,097	7%	286,723	8%
A	402,966	11%	410,935	12%
A-	380,333	10%	374,612	11%
BBB+	213,724	6%	194,140	5%
BBB	288,433	8%	286,378	8%
BBB-	138,462	4%	138,399	4%
Below investment grade	244,137	6%	233,405	6%
Not rated	1,346	1%	3,095	1%
Total	$3,686,132	100%	$3,493,597	100%
*Average of three NRSRO sources, presented as an S&P equivalent. Source: S&P, Copyright ©2024, S&P Global Market Intelligence

A detailed listing of our investment holdings as of September 30, 2024 is located under the Financial Information heading on the Investor Relations page of our website which can be reached directly at https://investor.proassurance.com/financial-information/quarterly-investment-supplements/default.aspx or through links from the Investor Relations section of our website, https://investor.proassurance.com/corporate-profile/default.aspx.
We manage our investments to ensure that we will have sufficient liquidity to meet our obligations, taking into consideration the timing of cash flows from our investments, including interest payments, dividends and principal payments, as well as the expected cash flows to be generated or used by our operations. In addition to the interest and dividends we will receive from our investments, we anticipate that between $100 million and $150 million of our portfolio will mature (or be paid down) each quarter over the next twelve months and become available, if needed, to meet our cash flow requirements. Our reinvestment rate of cash flows compared to recent years is more intermittent due to anticipated higher severity and paid loss trends in our MPL line of business and our Workers' Compensation Insurance segment. From time to time our cash balances will fluctuate depending on the actual timing of paid losses. The primary outflow of cash at our insurance subsidiaries is related to paid losses and operating costs, including income taxes. The payment of individual claims cannot be predicted with certainty; therefore, we rely upon the history of paid claims in estimating the timing of future claims payments with consideration given to current and anticipated industry trends and macroeconomic conditions. To the extent that we may have an unanticipated shortfall in cash, we may either liquidate securities or borrow funds under existing borrowing arrangements through our Revolving Credit Agreement and the FHLB system. As of November 4, 2024, $175 million could be made available for use through our Revolving Credit Agreement, as discussed in this section under the heading "Debt." Given the duration of our investments, we do not foresee a shortfall that would require us to meet operating cash needs through additional borrowings. Additional information regarding our Revolving Credit Agreement is detailed in Note 8 of the Notes to Condensed Consolidated Financial Statements.
At September 30, 2024, our FAL was comprised of cash and cash equivalents and investment securities, primarily available-for-sale fixed maturities, deposited with Lloyd's which had a fair value of $15.5 million. During the second quarter of 2024, we received a return of approximately $5.2 million of cash from our FAL balances due to lower capital requirements for the 2023 underwriting year. Additional information regarding our FAL is detailed in Note 3 of the Notes to Condensed Consolidated Financial Statements.
Our investment portfolio continues to be primarily composed of high quality fixed income securities with approximately 93% of our fixed maturities being investment grade securities as determined by national rating agencies. The weighted average effective duration of our fixed maturity securities at September 30, 2024 was 3.24 years; the weighted average effective duration of our fixed maturity securities combined with our short-term securities was 3.05 years.
The carrying value and unfunded commitments for certain of our investments were as follows:

	Carrying Value		September 30, 2024
($ in thousands, except expected funding period)	September 30, 2024	December 31, 2023	Unfunded Commitment	Expected funding period in years
Qualified affordable housing project tax credit partnerships (1)	$298	$666	$81	3
All other investments, primarily investment fund LPs/LLCs	271,192	276,090	126,512	4
Total	$271,490	$276,756	$126,593
(1) The carrying value reflects our total commitments (both funded and unfunded) to the partnerships, less any amortization, since our initial investment. We fund these investments based on funding schedules maintained by the partnerships.

Investment fund LPs/LLCs are by nature less liquid and may involve more risk than other investments. We manage our risk through diversification of asset class and geographic location. At September 30, 2024, we had investments in 33 separate investment funds with a total carrying value of $271.2 million which represented approximately 6% of our total investments. Our investment fund LPs/LLCs generate earnings from trading portfolios, secured debt, debt securities, multi-strategy funds and private equity investments, and the performance of these LPs/LLCs is affected by the volatility of equity and credit markets. For our investments in LPs/LLCs, we record our allocable portion of the partnership operating income or loss as the results of the LPs/LLCs become available, typically following the end of a reporting period. As of September 30, 2024, our total funding commitments legally outstanding related to our investments in LPs/LLCs were approximately $126.5 million; however, we anticipate capital of approximately $58 million to be drawn based on our current estimates.

Financing Activities and Related Cash Flows
Debt
Our outstanding debt consisted of the following:

($ in thousands)	September 30, 2024	December 31, 2023
Contribution Certificates	$180,834	$179,387
Revolving Credit Agreement	125,000	125,000
Term Loan	121,875	125,000
Total principal	427,709	429,387
Less unamortized debt issuance costs	1,765	2,254
Debt less unamortized debt issuance costs	$425,944	$427,133
Additional information regarding our debt is provided in Note 8 of the Notes to Condensed Consolidated Financial Statements and Note 10 of the Notes to Consolidated Financial Statements in our December 31, 2023 report on Form 10-K.
To manage our exposure to interest rate risk due to variability in the base rate on borrowings under the Revolving Credit Agreement and Term Loan, we entered into two forward-starting interest rate swap agreements ("Interest Rate Swaps"). Additional information regarding our Interest Rate Swaps is provided in Note 9 of the Notes to Condensed Consolidated Financial Statements.
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
In June 2024, the independent actuarial consulting firm completed its estimate, and based on that estimate no additional consideration is due. The Committee appointed by NORCAL prior to the close of the acquisition reviewed the work of the independent actuarial consultant and accepted the conclusion that no additional consideration is due; therefore, the liability was reduced to zero as of June 30, 2024. As of December 31, 2023, the contingent consideration liability was $6.5 million carried at fair value utilizing a stochastic model (see Note 2 of the Notes to Condensed Consolidated Financial Statements). As of December 31, 2023, the remaining uncertainty around the analysis to be performed by the independent actuary was a significant component in the determination of the fair value of the liability. See further discussion around the contingent consideration in Note 2 and Note 7 of the Notes to Condensed Consolidated Financial Statements.
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
During the nine months ended September 30, 2024, the $6.5 million decrease to the contingent consideration liability was recognized as a component of net investment gains (losses). During the three and nine months ended September 30, 2023, we recorded a $1.5 million and $5.5 million decrease to the contingent consideration liability, respectively. The decrease recorded during the three and nine months ended September 30, 2023 was comprised of $1.5 million and $4.5 million, respectively, related to the remeasurement of the liability to fair value (component of net investment gains (losses)) and $1.0 million related to the impact of unfavorable development recognized during the first quarter of 2023 on NORCAL's reserves related to accident years 2020 and prior (component of operating expenses). See further discussion that follows under the heading "Results of Operations."
Results of Operations – Three and Nine Months Ended September 30, 2024 Compared to Three and Nine Months Ended September 30, 2023
Selected consolidated financial data for each period is summarized in the table below.

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands, except per share data)	2024	2023	Change		2024	2023	Change
Revenues:
Net premiums written	$279,546	$292,023	$(12,477)		$765,130	$790,978	$(25,848)
Net premiums earned	$243,160	$242,420	$740		$727,176	$730,068	$(2,892)
Net investment result	42,039	32,693	9,346		124,110	100,164	23,946
Net investment gains (losses)	2,252	(2,702)	4,954		5,146	3,156	1,990
Other income (expense)	(2,198)	3,336	(5,534)		3,872	6,864	(2,992)
Total revenues	285,253	275,747	9,506		860,304	840,252	20,052

Expenses:
Net losses and loss adjustment expenses	176,331	208,891	(32,560)		557,025	605,245	(48,220)
Underwriting, policy acquisition and operating expenses	80,389	74,014	6,375		238,408	218,779	19,629
SPC U.S. federal income tax expense (benefit)	377	(175)	552		1,043	1,351	(308)
SPC dividend expense (income)	1,360	(2,518)	3,878		2,479	3,171	(692)
Interest expense	5,698	5,514	184		17,004	16,478	526
Goodwill impairment	—	44,110	(44,110)		—	44,110	(44,110)
Total expenses	264,155	329,836	(65,681)		815,959	889,134	(73,175)
Income (loss) before income taxes	21,098	(54,089)	75,187		44,345	(48,882)	93,227
Income tax expense (benefit)	4,657	(4,655)	9,312		7,770	(3,901)	11,671
Net income (loss)	$16,441	$(49,434)	$65,875		$36,575	$(44,981)	$81,556
Non-GAAP operating income (loss)	$17,288	$(5,077)	$22,365		$33,003	$(4,783)	$37,786
Earnings (loss) per share:
Basic	$0.32	$(0.95)	$1.27		$0.72	$(0.85)	$1.57
Diluted	$0.32	$(0.95)	$1.27		$0.71	$(0.85)	$1.56
Non-GAAP operating income (loss) per share:
Basic	$0.34	$(0.10)	$0.44		$0.65	$(0.09)	$0.74
Diluted	$0.34	$(0.10)	$0.44		$0.64	$(0.09)	$0.73
Net loss ratio	72.5%	86.2%	(13.7	pts)	76.6%	82.9%	(6.3	pts)
Underwriting expense ratio	33.1%	30.5%	2.6	pts	32.8%	30.0%	2.8	pts
Combined ratio	105.6%	116.7%	(11.1	pts)	109.4%	112.9%	(3.5	pts)
Operating ratio	90.3%	103.2%	(12.9	pts)	94.6%	99.9%	(5.3	pts)
Effective tax rate	22.1%	8.6%	13.5	pts	17.5%	8.0%	9.5	pts
Return on equity*	5.6%	(18.6%)	24.2	pts	4.2%	(5.7%)	9.9	pts
Non-GAAP operating return on equity*	5.9%	(1.9%)	7.8	pts	3.8%	(0.6%)	4.4	pts
*Annualized. See further discussion on this calculation in the Executive Summary of Operations section under the heading "Non-GAAP Operating ROE."
In all tables that follow, the abbreviation "nm" indicates that the information or the percentage change is not meaningful.

Executive Summary of Operations
The following sections provide an overview of our consolidated and segment results of operations for the three and nine months ended September 30, 2024 as compared to the three and nine months ended September 30, 2023. See the Segment Results sections that follow for additional information regarding each segment's results.
Revenues
The following table shows our consolidated and segment net premiums earned:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2024	2023	Change		2024	2023	Change
Net premiums earned
Specialty P&C	$188,704	$195,772	$(7,068)	(3.6%)	$562,137	$562,206	$(69)	—%
Workers' Compensation Insurance	41,829	39,885	1,944	4.9%	124,692	121,706	2,986	2.5%
Segregated Portfolio Cell Reinsurance	12,627	6,763	5,864	86.7%	40,347	46,156	(5,809)	(12.6%)
Consolidated total	$243,160	$242,420	$740	0.3%	$727,176	$730,068	$(2,892)	(0.4%)
For the three and nine months ended September 30, 2024, our consolidated net premiums earned increased $0.7 million and decreased $2.9 million, respectively, as compared to the same respective periods of 2023.
•For our Specialty P&C segment, net premiums earned decreased during the 2024 three-month period and remained relatively unchanged during the 2024 nine-month period as compared to the same respective periods of 2023. The decrease for the 2024 three-month period was driven by a decrease in the volume of premium written during the preceding twelve months, primarily due to proactive actions taken in certain lines to improve profitability.
•For our Workers' Compensation Insurance segment, net premiums earned increased for the 2024 three- and nine-month periods as compared to the same respective periods of 2023 driven by an increase in audit premium billed to policyholders, the renewal of certain policies as traditional business that were previously written in one of the alternative market programs in our Segregated Portfolio Cell Reinsurance segment. Partially offsetting these factors during the 2024 three- and nine-month periods is the continuation of competitive market conditions and, for the 2024 nine-month period, an increase in our carried EBUB estimate of $1.2 million as compared to $2.9 million for the same period of 2023.
•Net premiums earned in our Segregated Portfolio Cell Reinsurance segment increased for the 2024 three-month period and decreased for the 2024 nine-month period as compared to the same respective periods of 2023. The increase in net premiums earned for the 2024 three-month period was driven by the cancellation of tail coverage, resulting in the reversal of $7.9 million of tail premium previously written and fully earned during the second quarter of 2023. This tail premium related to one program in which we do not participate in the underwriting results and was non-renewed effective January 1, 2024. The decrease in premium for the 2024 nine-month period reflected the non-renewal of a second program; however, as the underlying policies expire in that program, we expect those policies to be renewed as traditional business in our Workers' Compensation Insurance segment.
The following table shows our consolidated net investment result:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2024	2023	Change		2024	2023	Change
Net investment income	$37,272	$32,754	$4,518	13.8%	$107,727	$94,714	$13,013	13.7%
Equity in earnings (loss) of unconsolidated subsidiaries*	4,767	(61)	4,828	7,914.8%	16,383	5,450	10,933	200.6%
Net investment result	$42,039	$32,693	$9,346	28.6%	$124,110	$100,164	$23,946	23.9%
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

The increase in our consolidated net investment income for the three and nine months ended September 30, 2024 as compared to the same respective periods of 2023 reflected higher average book yields as we take advantage of the current interest rate environment as well as an increase in average investment balances. Our equity in earnings of unconsolidated subsidiaries increased for the 2024 three- and nine-month periods as compared to the same respective periods of 2023 driven by the performance of certain LPs/LLCs which reflected higher market valuations during the first half of 2024 and, for the 2024 nine-month period, the fourth quarter of 2023.
The following table shows our total consolidated net investment gains (losses):

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2024	2023	Change		2024	2023	Change
Net impairment losses recognized in earnings	$(1,801)	$(141)	$(1,660)	1,177.3%	$(3,200)	$(3,117)	$(83)	2.7%
Contingent Consideration remeasurement gain(1)	—	1,500	(1,500)	(100.0%)	6,500	4,500	2,000	44.4%
Other net investment gains (losses)	4,053	(4,061)	8,114	199.8%	1,846	1,773	73	4.1%
Net investment gains (losses)	$2,252	$(2,702)	$4,954	183.3%	$5,146	$3,156	$1,990	63.1%
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

For the three and nine months ended September 30, 2024, we recognized $1.8 million and $3.3 million of credit-related impairment losses in earnings, respectively, primarily related to four corporate bonds in the real estate sector. For the three and nine months ended September 30, 2023, we recognized a nominal amount and $3.1 million of credit-related impairment losses in earnings, respectively, related to a mortgage-backed security and, for the 2023 nine-month period, two corporate bonds in the financial sector. Additional information regarding investment impairment losses is provided in Note 3 of the Notes to Condensed Consolidated Financial Statements.
We recognized $4.1 million and $1.8 million of other net investment gains for the three and nine months ended September 30, 2024, respectively, primarily driven by unrealized holding gains resulting from changes in the fair value of our equity investments. We recognized $4.1 million of other net investment losses and $1.8 million of other net investment gains for the three and nine months ended September 30, 2023, respectively. Other net investment losses recognized during the three months ended September 30, 2023 were driven by unrealized holding losses resulting from changes in the fair value of our equity investments, partially offset by death benefit proceeds from BOLI contracts. Other net investment gains recognized during the nine months ended September 30, 2023 were driven by unrealized holding gains resulting from changes in the fair value of our convertible securities.
Consolidated other income (expense) for the three and nine months ended September 30, 2024 as compared to the same respective periods of 2023 was comprised as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2024	2023	Change		2024	2023	Change
Foreign currency exchange rate gains (losses)	$(3,849)	$1,705	$(5,554)	(325.7%)	$(1,409)	$491	$(1,900)	(387.0%)
Other	1,651	1,631	20	1.2%	5,281	6,373	(1,092)	(17.1%)
Other income (expense)	$(2,198)	$3,336	$(5,534)	(165.9%)	$3,872	$6,864	$(2,992)	(43.6%)
Excluding foreign currency exchange rate gains (losses), other income remained relatively unchanged for the 2024 three-month period and decreased for the 2024 nine-month period as compared to the same respective periods of 2023. The decrease in the 2024 nine-month period was driven by proceeds of $1.5 million received in the second quarter of 2023 associated with the sale of a portion of our ownership interest in the underwriting and operations entity associated with Syndicate 1729 to an unrelated third party.
Foreign currency exchange rate changes are primarily related to foreign currency denominated loss reserves associated with premium assumed from an international medical professional liability insured in our Specialty P&C segment. Our participation in this program has grown in recent years which has led to greater volatility in our results of operations even with nominal movements in exchange rates given the size of the reserve. We mitigate foreign exchange exposure by generally matching the currency and duration of associated investments to the corresponding loss reserves as well as utilizing foreign currency forward contracts. When we invest in foreign currency denominated available-for-sale fixed maturities, in accordance with GAAP, the change in market value due to changes in foreign currency exchange rates is reflected as part of OCI. Conversely, the impact of changes in foreign currency exchange rates on loss reserves is reflected through net income (loss) as a component of other income (expense). The effect of exchange rate changes on foreign currency denominated loss reserves are reported in our Corporate segment to be consistent with the reporting of the foreign currency denominated invested assets and associated investment income.
Expenses
The following table shows our consolidated and segment net loss ratios and net prior accident year reserve development.

	Three Months Ended September 30				Nine Months Ended September 30
($ in millions)	2024	2023	Change		2024	2023	Change
Current accident year net loss ratio
Consolidated ratio	81.5%	83.0%	(1.5	pts)	80.5%	81.8%	(1.3	pts)
Specialty P&C	82.7%	83.4%	(0.7	pts)	82.1%	84.4%	(2.3	pts)
Workers' Compensation Insurance	77.0%	83.1%	(6.1	pts)	77.0%	76.0%	1.0	pts
Segregated Portfolio Cell Reinsurance	77.9%	70.5%	7.4	pts	69.5%	64.7%	4.8	pts
Calendar year net loss ratio
Consolidated ratio	72.5%	86.2%	(13.7	pts)	76.6%	82.9%	(6.3	pts)
Specialty P&C	72.2%	83.1%	(10.9	pts)	77.3%	84.7%	(7.4	pts)
Workers' Compensation Insurance	77.0%	103.3%	(26.3	pts)	77.0%	83.7%	(6.7	pts)
Segregated Portfolio Cell Reinsurance	61.8%	74.0%	(12.2	pts)	65.6%	59.0%	6.6	pts
Favorable (unfavorable) reserve development, prior accident years
Consolidated	$21.8	$(7.7)	$29.5		$28.7	$(8.4)	$37.1
Specialty P&C	$19.7	$0.7	$19.0		$27.2	$(1.7)	$28.9
Workers' Compensation Insurance	$—	$(8.1)	$8.1		$—	$(9.3)	$9.3
Segregated Portfolio Cell Reinsurance	$2.1	$(0.3)	$2.4		$1.5	$2.6	$(1.1)
Each segment's contribution to the change in our consolidated current accident year net loss ratios for the three and nine months ended September 30, 2024 as compared to the same respective periods of 2023 is as follows:

Increase (Decrease) 2024 versus 2023
(In percentage points)	Comparative three-month periods	Comparative nine-month periods
Estimated ratio increase (decrease) attributable to:
Specialty P&C	(0.6 pts)	(1.7 pts)
Workers' Compensation Insurance	(1.1 pts)	0.1 pts
Segregated Portfolio Cell Reinsurance	0.2 pts	0.3 pts
Decrease in the consolidated current accident year net loss ratio	(1.5 pts)	(1.3 pts)
•The improvement in the current accident year net loss ratio for our Specialty P&C segment was driven by our continued underwriting and pricing actions which have resulted in a decrease to certain expected loss ratios within our MPL line of business.
•The current accident year net loss ratio of 77% in our Workers' Compensation Insurance segment for the 2024 three- and nine-month periods improved 4.3 points from the segment's current accident year net loss ratio for the year ended December 31, 2023 of 81.3%. While we continue to observe, and therefore reflect, higher medical loss cost trends, we have seen these trends begin to moderate during the first nine months of 2024. During the 2023 third quarter, we increased the segment's 2023 full-year loss ratio to 76%, from 72.6%, to reflect higher than expected average claim costs which resulted in a current accident year net loss ratio of 83.1% for the 2023 three-month period.
•The higher current accident year net loss ratio in our Segregated Portfolio Cell Reinsurance segment reflected an increase in claim severity in the current period.

Our consolidated calendar year net loss ratio can be lower than or higher than our consolidated current accident year net loss ratio due to the recognition of either favorable or unfavorable prior accident year reserve development, respectively. For all periods presented, total net prior accident year reserve development included the favorable impacts of purchase accounting amortization, as shown in the following table.

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2024	2023	Change		2024	2023	Change
Net favorable (unfavorable) reserve development	$20,767	$(9,307)	$30,074	323.1%	$24,391	$(15,049)	$39,440	262.1%
NORCAL Acquisition - Purchase Accounting Amortization	1,006	1,656	(650)	(39.3%)	4,318	6,676	(2,358)	(35.3%)
Total net favorable (unfavorable) reserve development	$21,773	$(7,651)	$29,424	384.6%	$28,709	$(8,373)	$37,082	442.9%
Net favorable reserve development recognized in the three and nine months ended September 30, 2024 is primarily attributable to favorable trends in claim closing patterns in our MPL line of business in our Specialty P&C segment. See the Segment Results sections that follow for additional information regarding each segment's current accident year net loss ratio and net prior accident year reserve development.
Our consolidated and segment underwriting expense ratios were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
Underwriting Expense Ratio	2024	2023	Change		2024	2023	Change
Consolidated (1)	33.1%	30.5%	2.6	pts	32.8%	30.0%	2.8	pts
Specialty P&C	27.3%	25.2%	2.1	pts	27.3%	25.1%	2.2	pts
Workers' Compensation Insurance	34.4%	34.0%	0.4	pts	35.3%	33.6%	1.7	pts
Segregated Portfolio Cell Reinsurance	32.8%	54.2%	(21.4	pts)	35.0%	33.0%	2.0	pts
Corporate (2)	4.7%	3.4%	1.3	pts	4.1%	3.4%	0.7	pts
(1) Consolidated underwriting expenses for the nine months ended September 30, 2024 include $0.3 million of actuarial consulting fees paid in connection with the final determination of contingent consideration associated with the acquisition of NORCAL. These transaction-related costs are not included in a segment as we do not consider these costs in assessing the financial performance of any of our operating or reportable segments. We did not incur any transaction-related costs during the three months ended September 30, 2024 or the three and nine months ended September 30, 2023. See Note 13 of the Notes to Condensed Consolidated Financial Statements for a reconciliation of our segment results to our consolidated results.

(2) There are no net premiums earned associated with the Corporate segment. Ratios shown are the contribution of the Corporate segment to the consolidated ratio (Corporate operating expenses divided by consolidated net premiums earned).

The change in our consolidated underwriting expense ratios for the 2024 three- and nine-month periods as compared to the same respective periods of 2023 was primarily attributable to the following:

Increase (Decrease) 2024 versus 2023
(In percentage points)	Comparative three-month periods	Comparative nine-month periods
Estimated ratio increase (decrease) attributable to:
Change in Net Premiums Earned and DPAC amortization(1)	0.2 pts	(0.1 pts)
Tail Premium	(1.1 pts)	— pts
Employee Retention Credit(2)	— pts	0.5 pts
All other, net	3.5 pts	2.4 pts
Increase in the underwriting expense ratio	2.6 pts	2.8 pts
(1) Excludes tail premium.
(2) See further discussion in our September 30, 2023 report on Form 10-Q within Item 7, Management's Discussion and Analysis, in the Executive Summary of Operations section under the heading "Expenses."

•Excluding the impact of the items specifically identified in the table above, our consolidated underwriting expense ratios for the 2024 three- and nine-month periods increased by 3.5 and 2.4 percentage points, respectively, as compared to the same respective periods of 2023 driven by higher amounts accrued for performance-related incentive plans across the organization due to the improvement in the related performance metrics.

•As shown in the previous table, our consolidated underwriting expense ratios may be impacted by the amount of tail premium written in the period as these premiums are typically fully earned when written with minimal associated expenses. The decrease for the 2024 three-month period primarily reflected the prior year impact of the cancellation and reversal of a medical professional liability tail coverage in our Segregated Portfolio Cell Reinsurance segment, which was previously written and fully earned during the second quarter of 2023. See previous discussion under the heading "Revenues" and further discussion in the Segment Results - Specialty Property and Casualty and Segregated Portfolio Cell Reinsurance sections that follow.
Taxes
Our consolidated provision for income taxes and effective tax rates for the nine months ended September 30, 2024 and 2023 were as follows:

($ in thousands)	Nine Months Ended September 30
	2024	2023	Change
Income (loss) before income taxes	$44,345	$(48,882)	$93,227	190.7%
Income tax expense (benefit)	7,770	(3,901)	11,671	299.2%
Net income (loss)	$36,575	$(44,981)	$81,556	181.3%
Effective tax rate	17.5%	8.0%	9.5 pts
The comparability of our effective tax rates is impacted by the consolidated pre-tax income recognized during the 2024 nine-month period as compared to consolidated pre-tax loss recognized during the 2023 nine-month period. Furthermore, the comparability of our effective tax rates is impacted by our use of the estimated annual effective tax rate method for the 2024 nine-month period versus our use of the discrete effective tax rate method for the 2023 nine-month period. See further discussion on our effective tax rate in the Segment Results - Corporate section that follows under the heading "Taxes."
Operating Ratio
Our operating ratio is our combined ratio, less our investment income ratio. This ratio provides the combined effect of underwriting profitability and investment income. Our operating ratios for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
	2024	2023	Change		2024	2023	Change
Combined ratio	105.6%	116.7%	(11.1	pts)	109.4%	112.9%	(3.5	pts)
Less: investment income ratio	15.3%	13.5%	1.8	pts	14.8%	13.0%	1.8	pts
Operating ratio	90.3%	103.2%	(12.9	pts)	94.6%	99.9%	(5.3	pts)
The primary drivers of the change in our operating ratios were as follows:

Increase (Decrease) 2024 versus 2023
(In percentage points)	Comparative three-month periods	Comparative nine-month periods
Estimated ratio increase (decrease) attributable to:
Change in Prior Accident Year Reserve Development (1)	(12.2 pts)	(5.0 pts)
Investment Income	(1.8 pts)	(1.8 pts)
Employee Retention Credit	— pts	0.5 pts
All other, net	1.1 pts	1.0 pts
Increase (decrease) in the operating ratio	(12.9 pts)	(5.3 pts)
(1) Includes the impact of purchase accounting amortization on prior accident year reserve development related to the NORCAL acquisition.
Excluding the impact of the items specifically identified in the table above, our operating ratios for both the 2024 three- and nine-month periods increased approximately 1.0 percentage point as compared to the same respective periods of 2023 driven by an increase in the consolidated underwriting expense ratio, partially offset by an improvement in the current accident year net loss ratio in our Specialty P&C segment and, for the 2024 three-month period, an improvement in the current accident year net loss ratio in our Workers' Compensation Insurance segment. See previous discussion in this section under the heading "Expenses" and further discussion in our Segment Results sections that follow.
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
The following table is a reconciliation of net income (loss) to Non-GAAP operating income (loss):

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands, except per share data)	2024	2023	2024	2023
Net income (loss)	$16,441	$(49,434)	$36,575	$(44,981)
Items excluded in the calculation of Non-GAAP operating income (loss):
Net investment (gains) losses (1)	(2,252)	2,702	(5,146)	(3,156)
Net investment gains (losses) attributable to SPCs in which no profit/loss is retained (2)	416	(431)	1,743	1,421
Transaction-related costs (3)	—	—	320	—
Goodwill impairment	—	44,110	—	44,110
Foreign currency exchange rate (gains) losses (4)	3,849	(1,705)	1,409	(491)
Non-operating income (5)	—	—	—	(1,462)
Guaranty fund assessments (recoupments)	(899)	103	(871)	29
Pre-tax effect of exclusions	1,114	44,779	(2,545)	40,451
Tax effect, at 21% (6)	(267)	(422)	(1,027)	(253)
After-tax effect of exclusions	847	44,357	(3,572)	40,198
Non-GAAP operating income (loss)	$17,288	$(5,077)	$33,003	$(4,783)
Per diluted common share:
Net income (loss)	$0.32	$(0.95)	$0.71	$(0.85)
Effect of exclusions	0.02	0.85	(0.07)	0.76
Non-GAAP operating income (loss) per diluted common share	$0.34	$(0.10)	$0.64	$(0.09)
(1) Net investment gains (losses) recognized in earnings are primarily driven by changes in the value of investments that are marked to fair value each period, the nature and timing of which are unrelated to our normal operating results. Net investment gains (losses) for the nine months ended September 30, 2024 include the $6.5 million decrease to the contingent consideration liability during the second quarter of 2024. Net investment gains (losses) during the three and nine months ended September 30, 2023 include gains of $1.5 million and $4.5 million, respectively, related to the remeasurement of the contingent consideration liability to fair value. See further discussion around the contingent consideration in Notes 2 and 7 of the Notes to Condensed Consolidated Financial Statements.
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
(4) Foreign currency exchange rate gains (losses) relate to the impact of foreign exchange rate movements on foreign currency denominated loss reserves predominately associated with premium assumed from an international medical professional liability insured in our Specialty P&C segment. Our participation in this program has grown in recent years which has led to greater volatility in our results of operations even with nominal movements in exchange rates given the size of the reserve. We mitigate foreign exchange rate exposure on our Condensed Consolidated Balance Sheet by generally matching the currency and duration of associated investments to the corresponding loss reserves as well as utilizing foreign currency forward contracts. When we invest in foreign currency denominated available-for-sale fixed maturities, in accordance with GAAP, the change in market value due to changes in foreign currency exchange rates is reflected as a part of OCI. Conversely, the impact of changes in foreign currency exchange rates on loss reserves is reflected through net income (loss) as a component of other income (expense). Therefore, we believe foreign currency exchange rate gains (losses) in our Condensed Consolidated Statements of Income and Comprehensive Income in isolation are not indicative of our operating performance.

(5) Proceeds associated with the sale of a portion of our ownership interest in the underwriting and operations entity associated with Syndicate 1729 to an unrelated third party recognized in other income in our Corporate segment. We are excluding these costs as they do not reflect normal operating results and are unique and non-recurring in nature.
(6) The 21% rate is the annual expected statutory tax rate associated with the taxable or tax deductible items listed above. We utilized the estimated annual effective tax rate method for the nine months ended September 30, 2024, while we used the discrete effective tax rate method for the nine months ended September 30, 2023. See further discussion on these methods in the Critical Accounting Estimates section under the heading "Estimation of Taxes" and in Note 4 of the Notes to Condensed Consolidated Financial Statements. For the 2024 periods, our effective tax rate was applied to these items in calculating net income (loss), excluding net investment gains (losses) and related adjustments which were treated as discrete items and were tax effected at the annual expected statutory tax rate (21%) in the period they were included in our consolidated tax provision and net income (loss). For the 2023 periods, our statutory tax rate was applied to these items in calculating net income (loss), excluding the 2023 goodwill impairment loss which is not tax deductible. Changes in the contingent consideration liability are non-taxable and therefore had no associated income tax impact. The taxes associated with the net investment gains (losses) related to SPCs in our Segregated Portfolio Cell Reinsurance segment are paid by the individual SPCs and are not included in our consolidated tax provision or net income (loss); therefore, both the net investment gains (losses) from our Segregated Portfolio Cell Reinsurance segment and the adjustment to exclude the portion of net investment gains (losses) included in the SPC dividend expense (income) in the table above are not tax effected.
Non-GAAP Operating ROE
Non-GAAP operating ROE is a financial measure that is calculated as annualized Non-GAAP operating income (loss) for the period divided by the average of beginning and ending total GAAP shareholders’ equity. As previously discussed, in calculating Non-GAAP operating income (loss), we have excluded the effects of certain items that do not reflect normal results. Non-GAAP operating ROE measures the overall after-tax profitability of our insurance operations and shows how efficiently capital is being used; however, it should be considered in conjunction with ROE computed in accordance with GAAP. The following table is a reconciliation of ROE to Non-GAAP operating ROE for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30				Nine Months Ended September 30
	2024	2023	Change		2024	2023	Change
ROE(1)	5.6%	(18.6%)	24.2	pts	4.2%	(5.7%)	9.9	pts
Effect of items excluded in the calculation of Non-GAAP operating ROE	0.3%	16.7%	(16.4	pts)	(0.4%)	5.1%	(5.5	pts)
Non-GAAP operating ROE	5.9%	(1.9%)	7.8	pts	3.8%	(0.6%)	4.4	pts
(1) ROE is calculated as annualized net income (loss) for the period divided by the average of beginning and ending shareholders' equity.
Non-GAAP operating ROE for the 2024 three- and nine-month periods increased by 7.8 and 4.4 percentage points, respectively, as compared to the same respective periods of 2023 driven by an improvement in prior accident year reserve development in our Specialty P&C and Workers' Compensation Insurance segments, an increase in our net investment result, and, for the 2024 three-month period, an improvement in the current accident year net loss ratio in our Workers' Compensation Insurance segment. See previous discussions in this section under the headings "Executive Summary of Operations" and further discussion in our Segment Results sections that follow.
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

The following table is a reconciliation of our book value per share to Non-GAAP adjusted book value per share at December 31, 2023 and September 30, 2024:

Book Value Per Share
Book Value Per Share at December 31, 2023	$21.82
Less: AOCI Per Share(1)	(4.01)
Non-GAAP Adjusted Book Value Per Share at December 31, 2023	25.83
Increase (decrease) to Non-GAAP Adjusted Book Value Per Share during the nine months ended September 30, 2024 attributable to:
Net income (loss)	0.71
Other(2)	(0.02)
Non-GAAP Adjusted Book Value Per Share at September 30, 2024	26.52
Add: AOCI Per Share(1)	(2.45)
Book Value Per Share at September 30, 2024	$24.07
(1) Primarily the impact of accumulated unrealized investment gains (losses) on our available-for-sale fixed maturity investments. See Note 10 of the Notes to Condensed Consolidated Financial Statements for additional information.

(2) Includes the impact of share-based compensation.
Book value increased $2.25 per share from December 31, 2023 to September 30, 2024 driven by the change in AOCI of $1.56 per share largely due to unrealized holding gains on our fixed income investment portfolio which flow directly to AOCI due to a decrease in interest rates since the end of 2023. Further, the increase in book value per share and Non-GAAP adjusted book value per share reflected net income of $0.71 per share recognized during the nine months ended September 30, 2024.

Segment Results - Specialty Property & Casualty
Our Specialty P&C segment primarily focuses on medical professional liability insurance and medical technology liability insurance as discussed in Note 16 of the Notes to Consolidated Financial Statements in our December 31, 2023 report on Form 10-K. The Specialty P&C segment also includes the underwriting results from our participation in Lloyd's of London Syndicate 1729 and Syndicate 6131. Segment results reflected pre-tax underwriting profit or loss from these insurance lines and included the amortization of certain purchase accounting adjustments. Segment results included the following:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2024	2023	Change		2024	2023	Change
Net premiums written	$221,490	$241,888	$(20,398)	(8.4%)	$589,209	$607,945	$(18,736)	(3.1%)
Net premiums earned	$188,704	$195,772	$(7,068)	(3.6%)	$562,137	$562,206	$(69)	—%
Other income	982	1,089	(107)	(9.8%)	3,359	3,106	253	8.1%
Net losses and loss adjustment expenses	(136,337)	(162,677)	26,340	(16.2%)	(434,564)	(476,187)	41,623	(8.7%)
Underwriting, policy acquisition and operating expenses	(51,492)	(49,395)	(2,097)	4.2%	(153,415)	(140,949)	(12,466)	8.8%
Segment results	$1,857	$(15,211)	$17,068	112.2%	$(22,483)	$(51,824)	$29,341	56.6%

Net loss ratio	72.2%	83.1%	(10.9 pts)		77.3%	84.7%	(7.4 pts)
Underwriting expense ratio	27.3%	25.2%	2.1 pts		27.3%	25.1%	2.2 pts
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
The medical professional liability market, which accounts for a majority of the revenues in this segment, remains challenging as physicians continue joining hospitals or larger group practices and, therefore, are no longer purchasing individual or group policies in the standard market. In addition, some competitors have chosen to compete primarily on price. Those carriers have accumulated an excess of capital since approximately 2004 driven largely by drops in claims frequency. They now use that capital to generate higher investment returns supporting operating income over underwriting income. Both factors may impact our ability to write new business and retain existing business. Furthermore, the insurance and reinsurance markets have historically been cyclical, characterized by extended periods of intense price competition and other periods of reduced capacity. The medical professional liability market has historically been particularly affected by these cycles. Underwriting cycles are driven, among other reasons, by excess capacity available to compete for the business. Changes in the frequency and severity of losses may also affect the cycles of the insurance and reinsurance markets significantly.
Gross, ceded and net premiums written were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2024	2023	Change		2024	2023	Change
Gross premiums written	$244,007	$256,125	$(12,118)	(4.7%)	$645,902	$673,660	$(27,758)	(4.1%)
Less: Ceded premiums written	22,517	14,237	8,280	58.2%	56,693	65,715	(9,022)	(13.7%)
Net premiums written	$221,490	$241,888	$(20,398)	(8.4%)	$589,209	$607,945	$(18,736)	(3.1%)
Gross Premiums Written
During the first quarter of 2024, we moved the podiatric, chiropractic and dental coverages from the Small Business Unit into HCPL, renaming the unit Medical Professional Liability. By combining these resources, we will have a single unit dedicated to all of our healthcare insurance specialty areas and be able to meet customer needs more efficiently and effectively in order to better serve this market. As a result, we reorganized our presentation of gross premiums written by component and related metrics below to better align with the current internal management reporting structure within the segment. All prior period information has been recast to conform to the current period presentation.
Gross premiums written by component were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2024	2023	Change		2024	2023	Change
Medical Professional Liability (1)(2)	$226,521	$231,388	$(4,867)	(2.1%)	$590,761	$605,081	$(14,320)	(2.4%)
Medical Technology Liability (3)	12,563	12,145	418	3.4%	33,011	33,254	(243)	(0.7%)
Lloyd's Syndicates (4)	581	6,590	(6,009)	(91.2%)	5,827	15,076	(9,249)	(61.3%)
Other (5)	4,342	6,002	(1,660)	(27.7%)	16,303	20,249	(3,946)	(19.5%)
Total Gross Premiums Written	$244,007	$256,125	$(12,118)	(4.7%)	$645,902	$673,660	$(27,758)	(4.1%)
(1) Medical Professional Liability premium was our greatest source of premium revenues in 2024 and 2023. We target the full spectrum of the medical professional liability market, covering multiple categories of healthcare professionals, institutions (which includes hospitals, surgery centers and miscellaneous medical facilities) and, to a lesser extent, facilities specializing in long term residential care. While a majority of our business is written in the standard market, we also offer professional liability insurance on an excess and surplus lines basis through our specialty business. The decrease in MPL premium for the 2024 three- and nine-month periods as compared to the same respective periods of 2023 was driven by retention losses, partially offset by an increase in renewal pricing and, to a lesser extent, new business written. The decrease in MPL premium for the 2024 three-month period was partially offset by the cancellation of tail coverage resulting in the reversal of $7.9 million of tail premium in the prior year period (see additional information in footnote 2 below). Retention losses during the 2024 three- and nine-month periods generally reflect our pursuit of rate adequacy in a competitive market where other carriers may not have the same profitability objectives, appreciate the rate need, or are attempting to gain market share despite near term underwriting losses which can be supported by investment returns from excess capital. Renewal pricing increases during the 2024 three- and nine-month periods reflect our response to the rising loss cost environment and new business written reflects the competitive market conditions.
(2) We offer alternative risk and self-insurance products on a customized basis. Our custom alternative risk solutions include a turnkey captive solution whereby we cede either all or a portion of the alternative market premium, net of reinsurance, to two SPCs of our wholly owned Cayman Islands reinsurance subsidiary, Inova Re, which is reported in our Segregated Portfolio Cell Reinsurance segment (see further discussion in the Ceded Premiums Written section that follows). For the three and nine months ended September 30, 2024, our MPL line of business included $0.7 million and $3.9 million of alternative market gross premium written, respectively, and $6.5 million for the 2023 nine-month period. The 2023 three-month period included the cancellation and reversal of $7.9 million of tail coverage which was previously written and fully earned during the second quarter of 2023. This tail coverage related to one program in which we do not participate in the underwriting results and was non-renewed effective January 1, 2024.

(3) Our Medical Technology Liability business is marketed throughout the U.S.; coverage is offered on a primary or excess basis, within specified limits, to manufacturers and distributors of medical technology and life sciences products including entities conducting human clinical trials. In addition to the previously listed factors that affect our premium volume, our Medical Technology Liability premium is also impacted by the sales volume of insureds. Our Medical Technology Liability premium remained relatively unchanged for the 2024 three- and nine-month periods as compared to the same respective periods of 2023. Retention losses during the 2024 three- and nine-month periods are primarily attributable to insureds no longer needing coverage or going out of business, an increase in competition on terms and pricing, the broker losing the account, non-payment as well as merger activity within the industry. Changes in renewal pricing during the 2024 three- and nine-month periods are primarily due to changes in the sales volume and changes in exposure of certain insureds.
(4) Our Lloyd's Syndicates business includes the results from our participation in Syndicate 1729 at Lloyd's of London. Effective September 2023, we elected to discontinue our participation in the results of Syndicate 1729 beginning with the 2024 underwriting year. For the 2023 underwriting year our participation in the results of Syndicate 1729 was approximately 5%. Our Lloyd’s Syndicates premium for the 2024 three- and nine-month periods reflected the impact of our ceased participation.
(5) This component of gross premiums written includes all other product lines within our Specialty P&C segment, primarily professional liability coverage to attorneys and their firms in select areas of practice.
New business written, retention and the change in renewal pricing for our Specialty P&C segment and by major component, excluding Lloyd's Syndicates, are shown in the table below:

	Three Months Ended September 30
	2024				2023
($ in millions)	MPL	Medical Technology Liability	Other	Specialty P&C Segment	MPL	Medical Technology Liability	Other	Specialty P&C Segment
New business	$7.0	$1.2	$0.1	$8.3	$22.2	$1.2	$0.2	$23.6
Retention rate(1)	84%	90%	67%	84%	87%	89%	86%	87%
Change in renewal pricing(2)	14%	(1%)	5%	13%	8%	1%	2%	7%

	Nine Months Ended September 30
	2024				2023
($ in millions)	MPL	Medical Technology Liability	Other	Specialty P&C Segment	MPL	Medical Technology Liability	Other	Specialty P&C Segment
New business	$20.5	$2.8	$0.4	$23.7	$41.3	$4.7	$0.7	$46.7
Retention rate(1)	85%	91%	76%	85%	85%	87%	84%	85%
Change in renewal pricing(2)	11%	1%	3%	10%	7%	1%	4%	6%
(1) Calculated as annualized renewed premium divided by all annualized premium subject to renewal. Retention is affected by a number of factors. We may lose insureds to competitors or to alternative insurance mechanisms such as risk retention groups, captive arrangements or self-insurance entities (often when physicians join hospitals or large group practices) or due to pricing or other issues. We may choose not to renew an insured as a result of our underwriting evaluation. Insureds may also terminate coverage because they have left the practice of medicine for various reasons, principally for retirement, death or disability, but also for personal reasons. See further explanation of changes in retention above under the heading "Gross Premiums Written".

(2) We are committed to a rate structure that will allow us to fulfill our obligations to our insureds while generating competitive long-term returns for our shareholders. Our pricing continues to be based on expected losses as indicated by our historical loss data and available industry loss data. In recent years, this practice has resulted in rate increases and we anticipate further rate increases due to indications of increasing projected loss severity. Additionally, the pricing of our business includes the effects of filed rates, surcharges and discounts. Renewal pricing reflects changes in our exposure base, deductibles, self-insurance retention limits and other policy terms and conditions. See further explanation of changes in renewal pricing above under the heading "Gross Premiums Written".

Ceded Premiums Written
Ceded premiums represent the amounts owed to our reinsurers for their assumption of a portion of our losses. See previous discussion in our Liquidity and Capital Resources and Financial Condition section under the heading "Reinsurance" for information regarding our Medical Professional Liability and Medical Technology Liability excess of loss reinsurance arrangements.
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
Ceded premiums written were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2024	2023	Change		2024	2023	Change
Excess of loss reinsurance arrangements (1)	$11,747	$11,142	$605	5.4%	$32,506	$31,182	$1,324	4.2%
Premium ceded to SPCs (2)	494	(7,815)	8,309	106.3%	2,474	5,470	(2,996)	(54.8%)
Other ceded premiums written (3)	10,276	10,910	(634)	(5.8%)	21,713	26,863	(5,150)	(19.2%)
Adjustment to premiums owed under reinsurance agreements, prior accident years, net (4)	—	—	—	—%	—	2,200	(2,200)	nm
Total ceded premiums written	$22,517	$14,237	$8,280	58.2%	$56,693	$65,715	$(9,022)	(13.7%)
(1) We generally reinsure risks under our excess of loss reinsurance arrangements pursuant to which the reinsurers agree to assume all or a portion of all risks that we insure above our individual risk retention levels. Premium due to reinsurers is based on a rate factor applied to gross premiums written subject to cession under the arrangement.
(2) As previously discussed, as a part of our alternative market solutions, all or a portion of certain medical professional liability premium written is ceded to SPCs in our Segregated Portfolio Cell Reinsurance segment under either excess of loss or quota share reinsurance agreements, depending on the structure of the individual program. Premiums ceded to SPCs were higher during the 2024 three-month period as compared to the same period of 2023 due to the prior year reversal of tail coverage. This tail coverage related to one program in which we do not participate in the underwriting results and was non-renewed effective January 1, 2024. For the 2023 nine-month period, premiums ceded to this SPC totaled $3.4 million (see previous discussion in footnote 2 under the heading "Gross Premiums Written"). The non-renewal of this program is the primary driver of the decrease in premiums ceded to SPCs during the 2024 nine-month period. See the Segment Results - Segregated Portfolio Cell Reinsurance section for further discussion on the cession to the SPCs from our Specialty P&C segment.
(3) Our other ceded premiums written is primarily comprised of various shared risk arrangements and cyber liability coverages.
(4) Given the length of time that it takes to resolve our claims, many years may elapse before all losses recoverable under a reinsurance arrangement are known. As a part of the process of estimating our loss reserve we also make estimates regarding the amounts recoverable under our reinsurance arrangements. As previously discussed, the premiums ultimately ceded under certain of our swing rated excess of loss reinsurance arrangements are subject to the losses ceded under the arrangements. As part of the review of our reserves during the 2024 three- and nine-month periods and 2023 three-month period, we concluded that our estimate of expected losses and associated recoveries for prior year ceded losses was reasonable; therefore, we did not adjust our estimate of ceded premiums owed to reinsurers. As part of our review of our reserves for 2023 nine-month period, we recorded an increase in our estimate of ceded premiums owed to reinsurers due to an increase in our estimate of expected losses and associated recoveries for prior year ceded losses. Changes to estimates of premiums ceded related to prior accident years are fully earned in the period the changes in estimates occur.

Ceded Premiums Ratio
As shown in the table below, our ceded premiums ratio was affected during the 2023 nine-month period by a revision to our estimate of premiums owed to reinsurers related to coverages provided in prior accident years. The ceded premiums ratio was as follows:

	Three Months Ended September 30				Nine Months Ended September 30
	2024	2023	Change		2024	2023	Change
Ceded premiums ratio	9.2%	5.6%	3.6	pts	8.8%	9.8%	(1.0	pts)
Less the effect of adjustments in premiums owed under reinsurance agreements, prior accident years (as previously discussed)	—%	—%	—	pts	—%	0.3%	(0.3	pts)
Ratio, current accident year	9.2%	5.6%	3.6	pts	8.8%	9.5%	(0.7	pts)
The above table reflects ceded premiums written, excluding the effect of prior year ceded premium adjustments, as previously discussed, as a percent of gross premiums written. Our current accident year ceded premiums ratio for the 2024 three-month period was higher due to the prior year impact of the cancellation and reversal of tail premium (see previous discussion in footnote 2 under the heading "Gross Premiums Written"). The decrease in our current accident year ceded premium ratio for the 2024 nine-month period was driven by our ceased participation in Syndicate 1729 for the 2024 underwriting year and a decrease in premium ceded to SPCs.
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
Net premiums earned were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2024	2023	Change		2024	2023	Change
Gross premiums earned	$205,908	$205,686	$222	0.1%	$614,229	$619,730	$(5,501)	(0.9%)
Less: Ceded premiums earned	17,204	9,914	7,290	73.5%	52,092	57,524	(5,432)	(9.4%)
Net premiums earned	$188,704	$195,772	$(7,068)	(3.6%)	$562,137	$562,206	$(69)	—%
Gross premiums earned for the 2023 three-month period reflected the cancellation and reversal of $7.9 million of tail premium in the prior year period, all of which was ceded to an SPC in our Segregated Portfolio Cell Reinsurance segment (see previous discussion in footnote 2 under the heading "Ceded Premiums Written"). Excluding the reversal of that tail premium in the prior year three-month period, gross premiums earned decreased $7.7 million and $5.5 million for the 2024 three- and nine-month periods, respectively, as compared to the same respective periods of 2023 driven by a decrease in the volume of written premium during the preceding twelve months, primarily due to proactive actions taken in certain lines to improve profitability.
Ceded premiums earned increased during the 2024 three-month period and decreased for the 2024 nine-month period as compared to the same respective periods of 2023. The increase for the 2024 three-month period was primarily due to the cancellation and reversal of tail premium in the prior year period. Ceded premiums earned during the 2023 nine-month period included a prior accident year ceded premium adjustment of $2.2 million made during the first quarter of 2023 which increased ceded premiums owed under our swing rated reinsurance arrangements related to prior accident year losses (see previous discussion in footnote 4 under the heading "Ceded Premiums Written"). The decrease in ceded premiums earned during the 2024 nine-month period also reflected the pro rata effect of a decrease in premium ceded to SPCs during the preceding twelve months.

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
The following table summarizes calendar year net loss ratios for our Specialty P&C segment by separating losses between the current accident year and all prior accident years. The net loss ratios for our Specialty P&C segment were as follows:

	Net Loss Ratios (1)
	Three Months Ended September 30				Nine Months Ended September 30
	2024	2023	Change		2024	2023	Change
Calendar year net loss ratio	72.2%	83.1%	(10.9	pts)	77.3%	84.7%	(7.4	pts)
Less impact of prior accident years on the net loss ratio	(10.5%)	(0.3%)	(10.2	pts)	(4.8%)	0.3%	(5.1	pts)
Current accident year net loss ratio(2)	82.7%	83.4%	(0.7	pts)	82.1%	84.4%	(2.3	pts)
(1)Net losses, as specified, divided by net premiums earned.
(2)For the three and nine months ended September 30, 2024, our current accident year net loss ratios (as shown in the table above), improved 0.7 and 2.3 percentage points, respectively, as compared to the same respective periods of 2023. As shown in the following table, the change in our current accident year net loss ratios were primarily attributable to the following:

(In percentage points)	Increase (Decrease) 2024 versus 2023
	Comparative three-month periods	Comparative nine-month periods
Estimated ratio increase (decrease) attributable to:
Lloyd's Syndicates	0.8 pts	0.3 pts
Change in ULAE	(0.4 pts)	(0.4 pts)
Ceded Premium Adjustment, Prior Accident Years(1)	— pts	(0.4 pts)
All other, net	(1.1 pts)	(1.8 pts)
Decrease in current accident year net loss ratio	(0.7 pts)	(2.3 pts)
(1) See previous discussion in footnote 4 under the heading "Ceded Premiums Written" for additional information.
•Excluding the impact of the items specifically identified in the table above, our current accident year net loss ratios for the three and nine months ended September 30, 2024 as compared to the same respective periods of 2023 improved 1.1 and 1.8 percentage points, respectively, driven by our continued underwriting and pricing actions which have resulted in a decrease to certain expected loss ratios within our MPL line of business, partially offset by changes in the mix of business.
•ULAE are costs that cannot be attributed to processing a specific claim and are allocated to net losses and loss adjustment expenses from underwriting and operating expenses. We estimate ULAE at the beginning of each year based on projected allocable expenses and periodically adjust if actual expenses differ from our initial estimate. During the three and nine months ended September 30, 2024, ULAE decreased due to lower actual headcount in our claims department as well as lower allocable IT expenses.
We re-evaluate our previously established reserve each quarter based upon the most recently completed actuarial analysis supplemented by any new analysis, information or trends that have emerged since the date of that study. We also take into account currently available industry trend information.

We recognized net favorable (unfavorable) prior accident year reserve development as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2024	2023	Change		2024	2023	Change
Total net favorable (unfavorable) reserve development	$19,732	$653	$19,079	2,921.7%	$27,163	$(1,710)	$28,873	1,688.5%
The following table shows net favorable (unfavorable) development by component for the three and nine months ended September 30, 2024 and 2023:

$24.0
$18.0
$12.0
$6.0
$—
($6.0)
($12.0)
$18.4
$0.3
$1.0
$1.7
($1.0)
$20.9
$4.3
$2.5
($0.6)
$6.7
$4.0
($2.3)
($10.1)
Three Months Ended September 30, 2024
Three Months Ended September 30, 2023
Nine Months Ended September 30, 2024
Nine Months Ended September 30, 2023
($ in millions)
MPL
Lloyd's Syndicates
Purchase Accounting Amortization
Medical Technology Liability

•MPL: The loss environment in our MPL line of business continues to be challenging in many jurisdictions, as claim costs are pressured by social inflation and higher than anticipated loss severity trends that started to reemerge in the fourth quarter of 2022. We continue to monitor the impact that these trends have on our open case reserves and prior accident year development. While higher loss severity trends remain challenging in 2024, we recognized net favorable reserve development for the three and nine months ended September 30, 2024 reflecting overall favorable trends in claim closing patterns relative to expectations, principally related to accident years 2018 and prior in our legacy book and, for the 2024 three-month period, the 2021 accident year our NORCAL book. In 2023, we strengthened case reserves related to four large claims during the first quarter of 2023, resulting in $10.1 million of unfavorable development, primarily related to NORCAL's accident years 2016 and 2020.
•Medical Technology Liability: During both the nine months ended September 30, 2024 and 2023, we recognized net favorable reserve development due to lower than anticipated loss emergence. Net favorable development recognized in the 2024 nine-month period principally related to accident years 2019 through 2023 whereas development recognized in the 2023 nine-month period principally related to accident years 2014 through 2017.
•Lloyd's Syndicates: Net favorable reserve development associated with our Lloyd's Syndicates operations during the three months ended September 30, 2024 was driven by lower than expected losses and development on certain large claims. Net unfavorable reserve development associated with our Lloyd's Syndicates operations during the nine months ended September 30, 2024 and three and nine months ended September 30, 2023 was driven by higher than expected losses and development on certain large claims, primarily catastrophe related losses.

•Purchase Accounting Amortization: Net prior year reserve development for all periods presented included amortization of the purchase accounting fair value adjustment on NORCAL's assumed net reserve and amortization of the negative VOBA associated with NORCAL's DDR reserve which is recorded as a reduction to net losses and loss adjustment expenses.
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
Underwriting, Policy Acquisition and Operating Expenses
Our Specialty P&C segment underwriting, policy acquisition and operating expenses were comprised as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2024	2023	Change		2024	2023	Change
DPAC amortization	$25,238	$27,129	$(1,891)	(7.0%)	$76,839	$75,577	$1,262	1.7%
Management fees	1,169	1,201	(32)	(2.7%)	3,095	3,164	(69)	(2.2%)
Other underwriting and operating expenses	25,085	21,065	4,020	19.1%	73,481	62,208	11,273	18.1%
Total	$51,492	$49,395	$2,097	4.2%	$153,415	$140,949	$12,466	8.8%
DPAC amortization decreased for the 2024 three-month period and increased for the 2024 nine-month period as compared to the same respective periods of 2023. The decrease for the 2024 three-month period was primarily driven by an increase in ceding commission income, which is an offset to expense, partially offset by an increase in capitalized compensation-related costs. Ceding commission income in the 2024 three-month period was higher than the prior year period driven by the reversal of commission income in the third quarter of 2023 that was initially recorded in the second quarter of 2023 associated with a large tail policy written and ceded to an SPC in our Segregated Portfolio Cell Reinsurance segment (see previous discussion under the heading "Gross Premiums Written"). The increase for the 2024 nine-month period was primarily driven by an increase in capitalized compensation-related costs, as previously discussed, partially offset by a decrease in brokerage expenses as compared to the same period of 2023.
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
Other underwriting and operating expenses increased for the 2024 three- and nine-month periods as compared to the same respective periods of 2023 primarily attributable to the following:
•Prior year impact of certain one-time items that are unique or non-recurring in nature recorded during the first quarter of 2023 that resulted in a benefit to operating expenses. We recognized a claim for a payroll tax refund of $3.8 million related to the employee retention credit and a reduction to operating expenses of $1 million related to the reduction to the contingent consideration liability associated with the NORCAL acquisition. See additional discussion on these items in our September 30, 2023 report on Form 10-Q within Item 7, Management's Discussion and Analysis, in the Segment Results - Specialty Property & Casualty section under the heading "Underwriting, Policy Acquisition and Operating Expenses."
•An increase in compensation-related expenses, partially offset by lower professional fees. The increase in compensation-related costs in the 2024 three- and nine-month periods was primarily due to higher amounts accrued for performance-related incentive plans due to the improvement in the related performance metrics. The decrease in professional fees for the 2024 three- and nine-month periods was driven by a reduction in fees associated with a data analytics services agreement, a decrease in consulting fees and, for the 2024 nine-month period, lower external audit fees. The remaining variance in other underwriting and operating expenses for the 2024 three- and nine-month periods as compared to the same respective periods of 2023 was comprised of individually insignificant components.

Underwriting Expense Ratio (the Expense Ratio)
Our expense ratio for the Specialty P&C segment was as follows:

	Three Months Ended September 30				Nine Months Ended September 30
	2024	2023	Change		2024	2023	Change
Underwriting expense ratio	27.3%	25.2%	2.1	pts	27.3%	25.1%	2.2	pts
The change in our expense ratios for the 2024 three- and nine-month periods as compared to the same respective periods of 2023 were primarily attributable to the following:

Increase (Decrease) 2024 versus 2023
(In percentage points)	Comparative three-month periods	Comparative nine-month periods
Estimated ratio increase (decrease) attributable to:
Change in Net Premiums Earned and DPAC amortization	(0.5 pts)	0.2 pts
Employee Retention Credit	— pts	0.7 pts
Contingent Consideration Remeasurement Adjustment	— pts	0.2 pts
All other, net	2.6 pts	1.1 pts
Increase in the underwriting expense ratio	2.1 pts	2.2 pts
As shown in the previous table, our underwriting expense ratio for the 2024 three-month period reflected lower DPAC amortization in relation to the decline in net premiums earned resulting in a 0.5 percentage point decrease in our current period ratio as compared to the same period of 2023. The change in DPAC amortization in relation to the change in net premiums earned had a minimal impact on our underwriting expense ratio for the 2024 nine-month period as compared to the same period of 2023. See previous discussion under the heading "DPAC Amortization."
Excluding the impact of the items specifically identified in the table above, our expense ratio for the 2024 three- and nine-month periods increased by 2.6 and 1.1 percentage points, respectively, as compared to the same respective periods of 2023 driven by an increase in compensation-related costs, partially offset by lower professional fees.
Segment Results - Workers' Compensation Insurance
Our Workers' Compensation Insurance segment includes workers' compensation products provided to employers generally with 1,000 or fewer employees, as discussed in Note 16 of the Notes to Consolidated Financial Statements in our December 31, 2023 report on Form 10-K. Segment results included the following:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2024	2023	Change		2024	2023	Change
Net premiums written	$46,318	$44,386	$1,932	4.4%	$136,664	$134,280	$2,384	1.8%

Net premiums earned	$41,829	$39,885	$1,944	4.9%	$124,692	$121,706	$2,986	2.5%
Other income	537	333	204	61.3%	1,483	1,565	(82)	(5.2%)
Net losses and loss adjustment expenses	(32,193)	(41,208)	9,015	(21.9%)	(95,980)	(101,813)	5,833	(5.7%)
Underwriting, policy acquisition and operating expenses	(14,383)	(13,542)	(841)	6.2%	(44,008)	(40,923)	(3,085)	7.5%
Segment results	$(4,210)	$(14,532)	$10,322	71.0%	$(13,813)	$(19,465)	$5,652	29.0%

Net loss ratio	77.0%	103.3%	(26.3 pts)		77.0%	83.7%	(6.7 pts)
Underwriting expense ratio	34.4%	34.0%	0.4 pts		35.3%	33.6%	1.7 pts

Premiums Written
Our workers’ compensation premium volume is driven by five primary factors: (1) the amount of new business written, (2) retention of our existing book of business, (3) premium rates charged on our renewal book of business, (4) changes in payroll exposure and (5) audit premium.
Gross, ceded and net premiums written were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2024	2023	Change		2024	2023	Change
Gross premiums written	$63,933	$63,637	$296	0.5%	$197,292	$199,824	$(2,532)	(1.3%)
Less: Ceded premiums written	17,615	19,251	(1,636)	(8.5%)	60,628	65,544	(4,916)	(7.5%)
Net premiums written	$46,318	$44,386	$1,932	4.4%	$136,664	$134,280	$2,384	1.8%
Gross Premiums Written
Gross premiums written by product were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2024	2023	Change		2024	2023	Change
Traditional business:
Guaranteed cost	$41,476	$38,398	$3,078	8.0%	$115,073	$109,966	$5,107	4.6%
Policyholder dividend	3,821	5,477	(1,656)	(30.2%)	17,204	18,443	(1,239)	(6.7%)
Deductible	1,447	1,837	(390)	(21.2%)	5,183	4,596	587	12.8%
Retrospective	1,788	437	1,351	309.2%	4,941	3,276	1,665	50.8%
Other	1,591	1,770	(179)	(10.1%)	4,740	5,030	(290)	(5.8%)
Change in EBUB estimate	500	—	500	nm	1,150	2,900	(1,750)	(60.3%)
Total traditional business (1)	50,623	47,919	2,704	5.6%	148,291	144,211	4,080	2.8%
Alternative market business(2)	13,310	15,718	(2,408)	(15.3%)	49,001	55,613	(6,612)	(11.9%)
Total	$63,933	$63,637	$296	0.5%	$197,292	$199,824	$(2,532)	(1.3%)
(1) Gross premiums written increased for the 2024 three- and nine-month periods as compared to the same respective periods of 2023 driven by higher renewal business and audit premium. Renewal business reflected an improvement in renewal pricing and an increase in payroll exposure. Additionally, renewal business included the renewal of certain policies as traditional business that were previously written in one of the alternative market programs in our Segregated Portfolio Cell Reinsurance segment, totaling $1.4 million and $3.0 million for the 2024 three- and nine-month periods, respectively. Renewal pricing increases for the 2024 three-month period are primarily attributable to one large policy. Excluding this large policy, renewal pricing for the 2024 three-month period was a decrease of 1%. Gross premiums written in our traditional business also reflect the continuation of competitive workers' compensation market conditions, including the impact of compounded state loss cost reductions in our core operating territories.
(2) A majority of alternative market premiums are ceded to SPCs in our Segregated Portfolio Cell Reinsurance segment. See further discussion on alternative market gross premiums written in our Segment Results - Segregated Portfolio Cell Reinsurance section under the heading "Gross Premiums Written" that follows. We retained seventeen of the nineteen (three in the third quarter) workers’ compensation alternative market programs that were up for renewal during the nine months ended September 30, 2024. Effective January 1, 2024, two programs were non-renewed and placed into run-off; however, as the underlying policies expire in one program, we expect those policies to be renewed as traditional business in our Workers' Compensation Insurance segment, as previously discussed. The other program, in which we do not participate in the underwriting results, assumed both workers' compensation insurance and medical professional liability insurance and we elected to non-renew this program.

New business, audit premium, renewal retention and renewal price changes for our traditional business and the alternative market business are shown in the table below:

	Three Months Ended September 30
	2024			2023
($ in millions)	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results
New business	$2.6	$0.7	$3.3	$4.8	$0.6	$5.4
Audit premium (excluding EBUB)	$3.7	$0.7	$4.4	$2.2	$0.6	$2.8
Retention rate (1)	82%	82%	82%	85%	92%	87%
Change in renewal pricing (2)	2%	(2%)	1%	(3%)	(5%)	(3%)

	Nine Months Ended September 30
	2024			2023
($ in millions)	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results
New business	$14.5	$2.8	$17.3	$17.0	$3.3	$20.3
Audit premium (excluding EBUB)	$9.0	$3.1	$12.1	$7.0	$2.7	$9.7
Retention rate (1)	83%	81%	83%	82%	89%	84%
Change in renewal pricing (2)	(2%)	(1%)	(2%)	(5%)	(5%)	(5%)
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

Ceded Premiums Written
Ceded premiums written were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2024	2023	Change		2024	2023	Change
Premiums ceded to SPCs(1)	$13,156	$15,745	$(2,589)	(16.4%)	$42,993	$50,454	$(7,461)	(14.8%)
Premiums ceded to external reinsurers(2)	4,305	3,533	772	21.9%	11,627	9,931	1,696	17.1%
Other(3)	154	(27)	181	670.4%	6,008	5,159	849	16.5%
Total ceded premiums written	$17,615	$19,251	$(1,636)	(8.5%)	$60,628	$65,544	$(4,916)	(7.5%)
(1) Represents alternative market business that is ceded under 100% quota share reinsurance agreements to the SPCs in our Segregated Portfolio Cell Reinsurance segment. See further discussion on alternative market gross premiums written in our Segment Results - Segregated Portfolio Cell Reinsurance section under the heading "Gross Premiums Written" that follows.

(2) Premiums ceded under our traditional reinsurance treaty are based on premiums earned during the treaty period. The increase for the three and nine months ended September 30, 2024 as compared to the same respective periods of 2023 reflected a higher average reinsurance rate and, for the 2024 nine-month period, reinstatement premium of $0.7 million that was recognized during the second quarter of 2024 related to a reserve increase on a prior year reinsured claim.

(3) This component of ceded premiums written primarily represents premiums ceded to unaffiliated captive insurers represents alternative market business for two programs that are ceded under 100% quota share reinsurance agreements.

Ceded Premiums Ratio
Ceded premiums ratio was as follows:

	Three Months Ended September 30				Nine Months Ended September 30
	2024	2023	Change		2024	2023	Change
Ceded premiums ratio, as reported	32.3%	34.3%	(2.0	pts)	32.8%	33.9%	(1.1	pts)
Less the effect of:
Premiums ceded to SPCs (100%)	19.9%	23.4%	(3.5	pts)	21.4%	23.7%	(2.3	pts)
Other	2.7%	2.5%	0.2	pts	2.5%	2.1%	0.4	pts
Ceded premiums ratio (related to external reinsurance), less the effects of above	9.7%	8.4%	1.3	pts	8.9%	8.1%	0.8	pts
The above table reflects traditional ceded premiums earned as a percent of traditional gross premiums earned. As discussed above, premiums ceded under our traditional reinsurance treaty are based on premiums earned during the treaty period. The increase in the ceded premiums ratios for the three and nine months ended September 30, 2024 primarily reflects a higher average reinsurance rate.
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
Net premiums earned were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2024	2023	Change		2024	2023	Change
Gross premiums earned	$61,822	$60,734	$1,088	1.8%	$185,440	$184,044	$1,396	0.8%
Less: Ceded premiums earned	19,993	20,849	(856)	(4.1%)	60,748	62,338	(1,590)	(2.6%)
Net premiums earned	$41,829	$39,885	$1,944	4.9%	$124,692	$121,706	$2,986	2.5%
Net premiums earned increased during the three and nine months ended September 30, 2024 as compared to the same respective periods of 2023 driven by higher audit premium and the renewal of certain policies as traditional business that were previously written in one of the alternative market programs in our Segregated Portfolio Cell Reinsurance segment. The increase in net premiums earned for the 2024 nine-month period was partially offset by the change in our carried EBUB estimate.
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

	Three Months Ended September 30				Nine Months Ended September 30
	2024	2023	Change		2024	2023	Change
Calendar year net loss ratio	77.0%	103.3%	(26.3	pts)	77.0%	83.7%	(6.7	pts)
Less impact of prior accident years on the net loss ratio	—%	20.2%	(20.2	pts)	—%	7.7%	(7.7	pts)
Current accident year net loss ratio	77.0%	83.1%	(6.1	pts)	77.0%	76.0%	1.0	pts

The current accident year net loss ratio of 77% for the 2024 three- and nine-month periods improved 4.3 points from the current accident year net loss ratio of 81.3% for the year ended December 31, 2023. While we continue to observe, and therefore reflect, higher medical loss cost trends, we have seen these trends begin to moderate during the first nine months of 2024. During the 2023 third quarter, we increased our 2023 full-year loss ratio to 76%, from 72.6%, to reflect higher than expected average claim costs which resulted in a current accident year net loss ratio of 83.1% for the 2023 three-month period.
Calendar year incurred losses (excluding IBNR) in excess of our per occurrence reinsurance retention, before consideration of the AAD, increased $0.5 million and $1.6 million for the 2024 three- and nine-month periods, respectively, as compared to the same respective periods of 2023, which reflected net unfavorable reserve development on reinsured claims. We recognized losses within the AAD totaling $2.0 million for the 2024 nine-month period as compared to $1.5 million and $4.3 million for the 2023 three- and nine-month periods, respectively. We continue to recognize losses within the AAD at the maximum exposure, based on historical reinsured loss trends; however, actual results within the AAD layer may ultimately be lower once all claims have been settled. Further, the May 1, 2024 reinsurance treaty renewal included the elimination of the AAD.
We did not recognize any prior accident year reserve development for the three and nine months ended September 30, 2024. We recognized $8.1 million and $9.3 million of net unfavorable prior accident year reserve development for the three and nine months ended September 30, 2023, respectively, reflecting higher than expected average claim costs primarily in the 2022 accident year and, for the 2023 nine-month period, a large claim from the 1997 accident year.
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
Our Workers' Compensation Insurance segment underwriting, policy acquisition and operating expenses were comprised as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2024	2023	Change		2024	2023	Change
DPAC amortization	$6,692	$7,517	$(825)	(11.0%)	$21,495	$21,961	$(466)	(2.1%)
Management fees	480	478	2	0.4%	1,479	1,494	(15)	(1.0%)
Other underwriting and operating expenses	10,440	9,132	1,308	14.3%	31,108	28,230	2,878	10.2%
SPC ceding commission offset	(3,229)	(3,585)	356	(9.9%)	(10,074)	(10,762)	688	(6.4%)
Total	$14,383	$13,542	$841	6.2%	$44,008	$40,923	$3,085	7.5%
DPAC amortization decreased for the three and nine months ended September 30, 2024 as compared to the same respective periods of 2023, reflecting a recovery of a guaranty fund assessment totaling $0.9 million during the third quarter of 2024. After removing the effect of the guaranty fund recoupment, DPAC amortization increased by $0.1 million and $0.5 million for the 2024 three- and nine-month periods, respectively, reflecting an increase in gross premiums earned.
Other underwriting and operating expenses increased for the three and nine months ended September 30, 2024 as compared to the same respective periods of 2023, primarily reflecting an increase in compensation-related and information technology costs. The increase in compensation-related costs during the 2024 three- and nine-month periods primarily reflected higher amounts accrued for performance-related incentive plans due to an improvement in the related performance metrics and an increase in salaries due to annual merit adjustments. Information technology costs increased during the 2024 three- and nine-month periods reflecting our investment in initiatives that will enhance underwriting and claim operating efficiencies.
As previously discussed, alternative market premiums written by our Workers' Compensation Insurance segment are 100% ceded, less a ceding commission, to either the SPCs in our Segregated Portfolio Cell Reinsurance segment or unaffiliated captive insurers. The ceding commission charged to the SPCs consists of an amount for fronting fees, cell rental fees, commissions, premium taxes, claims administration fees and risk management fees. The fronting fees, commissions, premium taxes and risk management fees are recorded as an offset to underwriting, policy acquisition and operating expenses. Cell rental fees are recorded as a component of other income and claims administration fees are recorded as ceded ULAE. SPC ceding commissions earned decreased for the three and nine months ended September 30, 2024 as compared to the same respective periods of 2023 primarily reflecting the non-renewal of the two alternative market programs effective January 1, 2024 and the related decrease in ceded premium.

Underwriting Expense Ratio (the Expense Ratio)
The underwriting expense ratio included the impact of the following:

	Three Months Ended September 30				Nine Months Ended September 30
	2024	2023	Change		2024	2023	Change
Underwriting expense ratio, as reported	34.4%	34.0%	0.4	pts	35.3%	33.6%	1.7	pts
Less estimated ratio increase (decrease) attributable to:
Impact of ceding commissions received from SPCs	4.1%	4.1%	—	pts	1.1%	3.9%	(2.8	pts)
Impact of audit premium	(2.3%)	(1.2%)	(1.1	pts)	(2.3%)	(1.8%)	(0.5	pts)
Underwriting expense ratio, less listed effects	32.6%	31.1%	1.5	pts	36.5%	31.5%	5.0	pts
Excluding the items noted in the table above, the expense ratios increased for the three and nine months ended September 30, 2024 primarily reflecting the increase in other underwriting and operating expenses, as previously discussed.
Segment Results - Segregated Portfolio Cell Reinsurance
The Segregated Portfolio Cell Reinsurance segment includes the results (underwriting profit or loss, plus investment results, net of U.S. federal income taxes) of SPCs at Inova Re and Eastern Re, our Cayman Islands SPC operations, as discussed in Note 16 of the Notes to Consolidated Financial Statements in our December 31, 2023 report on Form 10-K. SPCs are segregated pools of assets and liabilities that provide an insurance facility for a defined set of risks. Assets of each SPC are solely for the benefit of that individual cell and each SPC is solely responsible for the liabilities of that individual cell. Assets of one SPC are statutorily protected from the creditors of the others. As of September 30, 2024, there were twenty-six (five inactive) SPCs. Effective January 1, 2024, two SPCs were non-renewed and placed into run-off. As the underlying policies expire that were previously written in one of the programs, we expect a majority of those policies to be renewed as traditional business in our Workers' Compensation Insurance segment. The other program, in which we do not participate in the underwriting results, assumed both workers' compensation insurance and medical professional liability insurance. For the year ended December 31, 2023, these SPCs had workers' compensation and medical professional liability premiums written totaling $6.4 million and $3.4 million, respectively.
Segment results reflect our share of the underwriting and investment results of the SPCs in which we participate, and included the following:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2024	2023	Change		2024	2023	Change
Net premiums written	$11,738	$5,749	$5,989	104.2%	$39,257	$48,753	$(9,496)	(19.5%)

Net premiums earned	$12,627	$6,763	$5,864	86.7%	$40,347	$46,156	$(5,809)	(12.6%)
Net investment income	1,009	601	408	67.9%	2,687	1,625	1,062	65.4%
Net investment gains (losses)	599	(525)	1,124	214.1%	2,327	1,830	497	27.2%
Other income (expenses)	1	2	(1)	(50.0%)	1	3	(2)	(66.7%)
Net losses and loss adjustment expenses	(7,801)	(5,006)	(2,795)	55.8%	(26,481)	(27,245)	764	(2.8%)
Underwriting, policy acquisition and operating expenses	(4,143)	(3,668)	(475)	12.9%	(14,105)	(15,241)	1,136	(7.5%)
SPC U.S. federal income tax (expense) benefit (1)	(377)	175	(552)	315.4%	(1,043)	(1,351)	308	(22.8%)
SPC net results	1,915	(1,658)	3,573	215.5%	3,733	5,777	(2,044)	(35.4%)
SPC dividend (expense) income (2)	(1,360)	2,518	(3,878)	154.0%	(2,479)	(3,171)	692	(21.8%)
Segment results (3)	$555	$860	$(305)	(35.5%)	$1,254	$2,606	$(1,352)	(51.9%)

Net loss ratio	61.8%	74.0%	(12.2 pts)		65.6%	59.0%	6.6 pts
Underwriting expense ratio	32.8%	54.2%	(21.4 pts)		35.0%	33.0%	2.0 pts
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
Gross, ceded and net premiums written were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2024	2023	Change		2024	2023	Change
Gross premiums written	$13,650	$7,930	$5,720	72.1%	$45,467	$55,924	$(10,457)	(18.7%)
Less: Ceded premiums written	1,912	2,181	(269)	(12.3%)	6,210	7,171	(961)	(13.4%)
Net premiums written	$11,738	$5,749	$5,989	104.2%	$39,257	$48,753	$(9,496)	(19.5%)
Gross Premiums Written
Gross premiums written reflected reinsurance premiums assumed by component as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2024	2023	Change		2024	2023	Change
Workers' compensation	$13,156	$15,745	$(2,589)	(16.4%)	$42,993	$50,454	$(7,461)	(14.8%)
Medical professional liability	494	(7,815)	8,309	(106.3%)	2,474	5,470	(2,996)	(54.8%)
Gross Premiums Written	$13,650	$7,930	$5,720	72.1%	$45,467	$55,924	$(10,457)	(18.7%)
Gross premiums written for the three and nine months ended September 30, 2024 and 2023 were primarily comprised of workers' compensation coverages assumed from our Workers' Compensation Insurance segment. Workers' compensation gross premiums written decreased during the 2024 three- and nine-month periods as compared to the same respective periods of 2023 due to the non-renewal of two programs effective January 1, 2024, as previously discussed.
The increase in medical professional liability gross premiums written for the 2024 three-month period as compared to the same period of 2023 primarily reflected the prior year cancellation and reversal of $7.9 million of tail premium previously written and fully earned during the second quarter of 2023. This tail premium related to one program in which we do not participate in the underwriting results and was non-renewed effective January 1, 2024, as discussed above. See further discussion in our Segment Results - Specialty Property & Casualty section under the heading "Premiums Written."
We retained fifteen of the seventeen (three in the third quarter of 2024) workers' compensation programs and one of the two medical professional liability programs up for renewal during the nine months ended September 30, 2024.
New business, audit premium, retention and renewal price changes for the assumed workers' compensation premium is shown in the table below:

	Three Months Ended September 30		Nine Months Ended September 30
($ in millions)	2024	2023	2024	2023
New business	$0.7	$0.6	$2.8	$3.3
Audit premium	$0.7	$0.6	$3.1	$2.7
Retention rate (1)	82%	92%	81%	89%
Change in renewal pricing (2)	(2%)	(5%)	(1%)	(5%)
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

Ceded Premiums Written
Ceded premiums written were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2024	2023	Change		2024	2023	Change
Ceded premiums written	$1,912	$2,181	$(269)	(12.3%)	$6,210	$7,171	$(961)	(13.4%)
For the workers' compensation business, each SPC has in place its own external reinsurance coverage. The medical professional liability business is assumed net of reinsurance from our Specialty P&C segment; therefore, there are no ceded premiums related to the medical professional liability business reflected in the table above. Premiums ceded under our SPC reinsurance treaty are based on premiums written during the treaty period. The change in ceded premiums written during the three and nine months ended September 30, 2024 as compared to the same respective periods of 2023 primarily reflected the decrease in workers' compensation gross premiums written and the impact of rate changes under the external reinsurance treaty. External reinsurance rates vary based on the alternative market program.
Ceded Premiums Ratio
Ceded premiums ratio was as follows:

	Three Months Ended September 30			Nine Months Ended September 30
	2024	2023	Change	2024	2023	Change
Ceded premiums ratio	14.5%	13.9%	0.6 pts	14.4%	14.2%	0.2 pts
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
Gross, ceded and net premiums earned were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2024	2023	Change		2024	2023	Change
Gross premiums earned	$14,613	$9,008	$5,605	62.2%	$46,648	$53,001	$(6,353)	(12.0%)
Less: Ceded premiums earned	1,986	2,245	(259)	(11.5%)	6,301	6,845	(544)	(7.9%)
Net premiums earned	$12,627	$6,763	$5,864	86.7%	$40,347	$46,156	$(5,809)	(12.6%)
The increase in net premiums earned during the three months ended September 30, 2024 as compared to the same period of 2023 was primarily driven by the prior year impact of the cancellation and reversal of tail premium, as previously discussed. The decrease in net premiums earned during the nine months ended September 30, 2024 as compared to the same period of 2023 reflected the non-renewal of two SPCs effective January 1, 2024.
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

Calendar year and current accident year net loss ratios for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30				Nine Months Ended September 30
	2024	2023	Change		2024	2023	Change
Calendar year net loss ratio	61.8%	74.0%	(12.2	pts)	65.6%	59.0%	6.6	pts
Less impact of prior accident years on the net loss ratio	(16.1%)	3.5%	(19.6	pts)	(3.9%)	(5.7%)	1.8	pts
Current accident year net loss ratio	77.9%	70.5%	7.4	pts	69.5%	64.7%	4.8	pts
The current accident year net loss ratio increased for the 2024 three- and nine-month periods as compared to the same respective periods of 2023 primarily reflecting an increase in claim severity.
Calendar year incurred losses (excluding IBNR) ceded to our external reinsurers increased $7.2 million and $6.8 million for the three and nine months ended September 30, 2024, respectively, as compared to the same respective periods of 2023. Current accident year ceded incurred losses (excluding IBNR) increased $6.2 million and $7.0 million for the 2024 three- and nine-month periods, respectively, as compared to the same respective periods of 2023.
We recognized net favorable prior year reserve development of $2.1 million and $1.5 million for the three and nine months ended September 30, 2024, respectively. The development for the 2024 three- and nine-month periods includes net favorable development in the workers' compensation business of $2.1 million and $2.9 million, respectively, which reflected overall favorable trends in claim closing patterns primarily in accident years 2020 through 2022. Partially offsetting the favorable development for the nine months ended September 30, 2024 is net unfavorable development of $1.4 million in the medical professional liability business in the first quarter of 2024, which primarily reflected higher than expected claim frequency in the program that assumed both workers' compensation and medical professional liability insurance, which was non-renewed effective January 1, 2024. We do not participate in the underwriting results of this program.
Development for the 2023 three- and nine-month periods includes net favorable development in the workers' compensation business of $1.1 million and $3.9 million, respectively, and net unfavorable development of $1.4 million in each period in the medical professional liability business. The development related to the workers' compensation business for the 2023 three- and nine-month periods reflected overall favorable trends in claim closing patterns primarily in accident years 2018 through 2021. The net unfavorable development in the medical professional liability business primarily reflected higher than expected claim frequency in one program in which we do not participate in the underwriting results.
Underwriting, Policy Acquisition and Operating Expenses
Our Segregated Portfolio Cell Reinsurance segment underwriting, policy acquisition and operating expenses were comprised as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2024	2023	Change		2024	2023	Change
DPAC amortization	$3,921	$3,152	$769	24.4%	$12,517	$13,759	$(1,242)	(9.0%)
Other underwriting and operating expenses	222	516	(294)	(57.0%)	1,588	1,482	106	7.2%
Total	$4,143	$3,668	$475	12.9%	$14,105	$15,241	$(1,136)	(7.5%)
DPAC amortization primarily represents ceding commissions, which vary by program and are paid to our Workers' Compensation Insurance and Specialty P&C segments for premiums assumed. Ceding commissions include an amount for fronting fees, commissions, premium taxes and risk management fees, which are reported as an offset to underwriting, policy acquisition and operating expenses within our Workers' Compensation Insurance and Specialty P&C segments. In addition, ceding commissions paid to our Workers' Compensation Insurance segment include cell rental fees which are recorded as other income and claims administration fees which are recorded as ceded ULAE within our Workers' Compensation Insurance segment. DPAC amortization for the 2023 three-month period included the reversal of $1.2 million of ceding commission related to the cancellation of the medical professional liability tail coverage, as previously discussed. Excluding the prior year impact of this tail policy's ceding commission, DPAC amortization decreased for the 2024 three-month period as compared to the same period of 2023. The decrease in DPAC amortization for the 2024 three- and nine-month periods primarily reflected the decrease in earned premium, as discussed above under the heading "Net Premiums Earned."
Other underwriting and operating expenses primarily include bank fees, professional fees, changes in the allowance for expected credit losses and policyholder dividend expense. Other underwriting and operating expenses decreased for the 2024 three-month period and remained relatively unchanged for the 2024 nine-month period as compared to the same respective periods of 2023. The decrease in the 2024 three-month period was driven by the change in the allowance for credit losses.

Underwriting Expense Ratio (the Expense Ratio)
The underwriting expense ratios included the impact of the following:

	Three Months Ended September 30			Nine Months Ended September 30
	2024	2023	Change	2024	2023	Change
Underwriting expense ratio, as reported	32.8%	54.2%	(21.4 pts)	35.0%	33.0%	2.0 pts
Less: impact of audit premium on expense ratio	(1.9%)	(5.1%)	3.2 pts	(2.9%)	(1.9%)	1.0 pts
Underwriting expense ratio, excluding the effect of audit premium	34.7%	59.3%	(24.6 pts)	37.9%	34.9%	3.0 pts
Excluding the effect of audit premium, the underwriting expense ratio decreased for the 2024 three-month period as compared the same period of 2023 driven by the prior year impact of the reversal of ceding commissions related to the cancellation of medical professional liability tail coverage, as previously discussed, which was previously written and earned during the second quarter of 2023 and was subject to a lower ceding commission and a decrease in the allowance for credit losses. The increase in the underwriting expense ratio for the 2024 nine-month period was primarily driven by a decrease in net premiums earned, as previously discussed.
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
Segment results for the nine months ended September 30, 2024 and three and nine months ended September 30, 2023 exclude the change in fair value of contingent consideration and, for the nine months ended September 30, 2024, transaction-related costs, including the associated income tax benefit, as we do not consider these items in assessing the financial performance of the segment. Transaction-related costs are attributable to actuarial consulting fees paid during the second quarter of 2024 in relation to the final determination of contingent consideration associated with the NORCAL acquisition. We did not incur any transaction-related costs in the three months ended September 30, 2024 or the three and nine months ended September 30, 2023. Segment results for our Corporate segment were net earnings of $18.2 million and $65.1 million for the three and nine months ended September 30, 2024, respectively, as compared to $22.1 million and $63.3 million for the same respective periods of 2023, and included the following:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2024	2023	Change		2024	2023	Change
Net investment income	$36,263	$32,153	$4,110	12.8%	$105,040	$93,089	$11,951	12.8%
Equity in earnings (loss) of unconsolidated subsidiaries	$4,767	$(61)	$4,828	7,914.8%	$16,383	$5,450	$10,933	200.6%
Net investment gains (losses)	$1,653	$(3,677)	$5,330	145.0%	$(3,921)	$(3,174)	$(747)	(23.5%)
Other income (expense)	$(2,747)	$2,847	$(5,594)	(196.5%)	$2,281	$5,347	$(3,066)	(57.3%)
Operating expense	$11,342	$8,344	$2,998	35.9%	$29,812	$24,823	$4,989	20.1%
Interest expense	$5,698	$5,514	$184	3.3%	$17,004	$16,478	$526	3.2%
Income tax expense (benefit)	$4,657	$(4,655)	$9,312	200.0%	$7,837	$(3,901)	$11,738	300.9%

Net Investment Income
Net investment income is primarily derived from the income earned by our fixed maturity securities and also includes dividend income from equity securities, income from our short-term and cash equivalent investments, earnings from other investments and changes in the cash surrender value of BOLI contracts, net of investment fees and expenses.
Net investment income (loss) by investment category was as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2024	2023	Change		2024	2023	Change
Fixed maturities	$33,546	$28,035	$5,511	19.7%	$97,567	$82,669	$14,898	18.0%
Equities	1,197	1,158	39	3.4%	3,253	3,070	183	6.0%
Short-term investments, including Other	2,623	4,156	(1,533)	(36.9%)	8,318	10,948	(2,630)	(24.0%)
BOLI	1,101	668	433	64.8%	2,087	1,784	303	17.0%
Investment fees and expenses	(2,204)	(1,864)	(340)	18.2%	(6,185)	(5,382)	(803)	14.9%
Net investment income	$36,263	$32,153	$4,110	12.8%	$105,040	$93,089	$11,951	12.8%
Fixed Maturities
Income from our fixed maturities increased during the 2024 three- and nine-month periods as compared to the same respective periods of 2023 driven by higher average book yields as we take advantage of the current interest rate environment as our portfolio matures. Additionally, average investment balances were approximately 4.1% and 1.7% higher for the 2024 three- and nine-month periods, respectively, as compared to the same respective periods of 2023.
Average yields for our fixed maturity portfolio were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2024	2023	2024	2023
Average income yield	3.5%	3.1%	3.5%	3.0%
Average tax equivalent income yield	3.5%	3.1%	3.5%	3.0%
Short-term Investments and Other Investments
Short-term investments, which have a maturity at purchase of one year or less are carried at fair value, which approximates their cost basis, and are primarily composed of investments in U.S. treasury obligations, commercial paper, money market funds and a certificate of deposit. Income from our short-term and other investments decreased during the 2024 three- and nine-month periods as compared to the same respective periods of 2023 primarily due to lower average investment balances and lower yields given the decrease in interest rates.
BOLI
We hold BOLI policies that are carried at the current cash surrender value of the policies. All insured individuals were members of management at the time the policies were acquired. Income from our BOLI policies increased for the 2024 three- and nine-month periods as compared to the same respective periods of 2023 primarily attributable to an increase in the cash surrender value.
Investment Fees and Expenses
Investment fees and expenses increased for the 2024 three- and nine-month periods as compared to the same respective periods of 2023 primarily due to the mix of investment managers as well as an increase in service costs.
Equity in Earnings (Loss) of Unconsolidated Subsidiaries
Equity in earnings (loss) of unconsolidated subsidiaries was comprised as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2024	2023	Change		2024	2023	Change
All other investments, primarily investment fund LPs/LLCs	$5,218	$368	$4,850	1,317.9%	$16,546	$7,744	$8,802	113.7%
Tax credit partnerships	(451)	(429)	(22)	5.1%	(163)	(2,294)	2,131	(92.9%)
Equity in earnings (loss) of unconsolidated subsidiaries	$4,767	$(61)	$4,828	7,914.8%	$16,383	$5,450	$10,933	200.6%

We hold interests in certain LPs/LLCs that generate earnings from trading portfolios, secured debt, debt securities, multi-strategy funds and private equity investments. The performance of the LPs/LLCs is affected by the volatility of equity and credit markets. For our investments in LPs/LLCs, we record our allocable portion of the partnership operating income or loss as the results of the LPs/LLCs become available, typically following the end of a reporting period. Our investment results from our portfolio of investments in LPs/LLCs increased for the 2024 three- and nine-month periods as compared to the same respective periods of 2023 primarily due to the performance of certain LPs/LLCs which reflected higher market valuations during the first half of 2024 and, for the 2024 nine-month period, the fourth quarter of 2023.
Our tax credit partnership investments are designed to generate returns in the form of tax credits and tax-deductible project operating losses and are comprised of qualified affordable housing project tax credit partnerships and a historic tax credit partnership. We account for our tax credit partnership investments under the equity method and record our allocable portion of the operating losses of the underlying properties based on estimates provided by the partnerships. These tax credit partnership investments are reaching the end of their lifecycle, therefore partnership operating losses and tax benefits associated with these investments have been and are expected to continue to be nominal in amount. However, we may receive distributions from time to time due to the sale of properties. The results from our tax credit partnership investments for the 2024 nine-month period also reflect the benefit of a decrease in our estimate of our allocable portion of operating losses of $0.6 million as compared to an increase in this estimate of $1.3 million during the prior year period. See additional information on our tax credit partnership investments in Note 3 of the Notes to Condensed Consolidated Financial Statements.
Net Investment Gains (Losses)
The following table provides detailed information regarding our net investment gains (losses).

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2024	2023	2024	2023
Total impairment losses
Corporate debt	$(1,398)	$—	$(2,710)	$(2,984)
Asset-backed securities	(403)	(141)	(592)	(133)
Portion of impairment losses recognized in other comprehensive income before taxes:
Corporate debt	—	—	102	—
Net impairment losses recognized in earnings	(1,801)	(141)	(3,200)	(3,117)
Gross realized gains, available-for-sale fixed maturities	484	254	1,156	793
Gross realized (losses), available-for-sale fixed maturities	(1,567)	(285)	(3,616)	(1,509)
Net realized gains (losses), trading fixed securities	5	5	18	(101)
Net realized gains (losses), equity investments	—	(7)	(704)	(7)
Net realized gains (losses), other investments	(245)	(683)	(826)	(2,570)
Change in unrealized holding gains (losses), trading fixed securities	(5)	(70)	165	81
Change in unrealized holding gains (losses), equity investments	4,556	(3,893)	2,235	(3,532)
Change in unrealized holding gains (losses), convertible securities, carried at fair value as a part of other investments	267	(588)	873	3,473
Other	(41)	1,731	(22)	3,315
Net investment gains (losses)	$1,653	$(3,677)	$(3,921)	$(3,174)
For the three and nine months ended September 30, 2024, we recognized $1.8 million and $3.3 million of credit-related impairment losses in earnings, respectively, primarily related to four corporate bonds in the real estate sector. We recognized a nominal amount of non-credit impairment losses in OCI in the 2024 nine-month period related to a corporate bond in the consumer sector. For the three and nine months ended September 30, 2023, we recognized a nominal amount and $3.1 million of credit-related impairment losses in earnings, respectively, related to a mortgage-backed security and, for the 2023 nine-month period, two corporate bonds in the financial sector.
During the three months ended September 30, 2024, we recognized $1.7 million of net investment gains driven by unrealized holding gains resulting from changes in the fair value of our equity investments. During the nine months ended September 30, 2024, we recognized $3.9 million of net investment losses driven by realized losses from the sale of certain available-for-sale fixed maturities. The components of net investment losses for the nine months ended September 30, 2024 also reflect realized losses from the sale of certain other investments, the majority of which are convertible securities, offset by the change in unrealized holding gains on other investments, reflecting a decrease in our allocation to this asset category to reinvest in available-for-sale fixed maturities at higher rates.

We recognized $3.7 million and $3.2 million of net investment losses during the three and nine months ended September 30, 2023, respectively, driven by unrealized holding losses resulting from changes in the fair value of our equity investments, partially offset by death benefit proceeds from BOLI contracts and, for the 2023 nine-month period, unrealized holding gains resulting from changes in the fair value of our convertible securities.
Other Income (Expense)
Corporate other income (expense) for the three and nine months ended September 30, 2024 as compared to the same respective periods of 2023 was comprised of the following:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2024	2023	Change		2024	2023	Change
Foreign currency exchange rate gains (losses)(1)	$(3,849)	$1,679	$(5,528)	(329.2%)	$(1,409)	$491	$(1,900)	(387.0%)
Other	1,102	1,168	(66)	(5.7%)	3,690	4,856	(1,166)	(24.0%)
Total other income (expense)	$(2,747)	$2,847	$(5,594)	(196.5%)	$2,281	$5,347	$(3,066)	(57.3%)
(1) See further information on foreign currency exchange rate gains (losses) in the Executive Summary of Operations section under the heading "Revenues."
Excluding foreign currency exchange rate gains (losses), other income remained relatively unchanged for the 2024 three-month period and decreased for the 2024 nine-month period as compared to the same respective periods of 2023. The decrease in the 2024 nine-month period was driven by proceeds of $1.5 million received in the second quarter of 2023 associated with the sale of a portion of our ownership interest in the underwriting and operations entity associated with Syndicate 1729 to an unrelated third party.
Operating Expenses
Corporate segment operating expenses were comprised as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2024	2023	Change		2024	2023	Change
Operating expenses	$12,991	$10,023	$2,968	29.6%	$34,386	$29,481	$4,905	16.6%
Management fee offset	(1,649)	(1,679)	30	(1.8%)	(4,574)	(4,658)	84	(1.8%)
Total	$11,342	$8,344	$2,998	35.9%	$29,812	$24,823	$4,989	20.1%
Operating expenses increased for the 2024 three- and nine-month periods by $3.0 million and $4.9 million, respectively, as compared to the same respective periods of 2023 driven by an increase in compensation-related costs and, to a lesser extent, travel-related costs, partially offset by a decrease in professional fees. The increase in compensation-related costs during the 2024 three- and nine-month periods primarily reflected higher amounts accrued for performance-related incentive plans due to the improvement in the related performance metrics. The decrease in professional fees for the 2024 three- and nine-month periods primarily reflected a decrease in consulting and temporary personnel fees. The increase in operating expenses for the 2024 nine-month period also reflected an increase in certain software and equipment costs as compared to the same period of 2023.
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

Interest Expense
Interest expense for the three and nine months ended September 30, 2024 and 2023 was comprised as follows:

	Three Months Ended September 30				Nine Months Ended September 30
($ in thousands)	2024	2023	Change		2024	2023	Change
Senior Notes due 2023	$—	$3,357	$(3,357)	nm	$—	$10,071	$(10,071)	nm
Contribution Certificates (including accretion)(1)	1,930	1,910	20	1.0%	5,749	5,652	97	1.7%
Revolving Credit Agreement (including fees and amortization)	2,655	247	2,408	974.9%	7,919	755	7,164	948.9%
Term Loan (including fees and amortization)	2,465	—	2,465	nm	7,377	—	7,377	nm
(Gain)/loss on cash flow hedges reclassified from AOCI	(1,352)	—	(1,352)	nm	(4,041)	—	(4,041)	nm
Interest expense	$5,698	$5,514	$184	3.3%	$17,004	$16,478	$526	3.2%
(1) Includes accretion of approximately $0.4 million and $1.4 million for the three and nine months ended September 30, 2024, respectively, as compared to $0.5 million and $1.4 million during the same respective periods of 2023, which is recorded as an increase to interest expense as a result of the difference between the recorded acquisition date fair value and the principal balance of the Contribution Certificates associated with our acquisition of NORCAL.

Interest expense increased for the three and nine months ended September 30, 2024 as compared to the same respective periods of 2023 due to a higher effective interest rate on our Revolving Credit Agreement and Term Loan as compared to the effective interest rate of our Senior Notes that matured in November 2023, largely offset by the change in the fair value of our Interest Rate Swaps. The Interest Rate Swaps are designated as highly effective cash flow hedges to manage our exposure to interest rate risk due to variability in the base rates on the borrowings under both the Revolving Credit Agreement and Term Loan. Interest expense on our Revolving Credit Agreement for the three and nine months ended September 30, 2023 primarily reflected unused commitment fees as there were no outstanding borrowings during either period. See further discussion on our outstanding debt in Note 8 of the Notes to Condensed Consolidated Financial Statements and additional information regarding our Interest Rate Swaps is provided in Note 9 of the Notes to Condensed Consolidated Financial Statements.
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

	Three Months Ended September 30		Nine Months Ended September 30
(In thousands)	2024	2023	2024	2023
Corporate segment income tax expense (benefit)	$4,657	$(4,655)	$7,837	$(3,901)
Income tax expense (benefit) - transaction-related costs*	—	—	(67)	—
Consolidated income tax expense (benefit)	$4,657	$(4,655)	$7,770	$(3,901)
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

Listed below are the primary factors affecting our consolidated effective tax rate for the three and nine months ended September 30, 2024 and 2023. The comparability of each factor's impact on our effective tax rate is affected by the consolidated pre-tax income recognized during the three and nine months ended September 30, 2024 as compared to the consolidated pre-tax loss recognized during the same respective periods of 2023. Factors that have the same directional impact on income tax expense in each period have an opposite impact on our effective tax rate due to the effective tax rate being calculated based upon a pre-tax income during the three and nine months ended September 30, 2024 versus the pre-tax loss during the same respective periods of 2023. Furthermore, the comparability of our effective tax rates is impacted by our use of the estimated annual effective tax rate method for the 2024 three- and nine-month periods versus our use of the discrete effective tax rate method for the 2023 three- and nine-month periods. See further discussion on these methods utilized to compute interim taxes in the Critical Accounting Estimates section under the heading "Estimation of Taxes" and in Note 4 of the Notes to Condensed Consolidated Financial Statements. These factors include the following:

	Three Months Ended September 30
	2024		2023
($ in thousands)	Income tax (benefit) expense	Rate Impact	Income tax (benefit) expense	Rate Impact
Computed "expected" tax expense (benefit) at statutory rate	$4,430	21.0%	$(11,359)	21.0%
Tax-exempt income (1)	(366)	(1.7%)	(387)	0.7%
Non-taxable contingent consideration (2)	—	—%	(315)	0.6%
Goodwill impairment (3)	—	—%	9,263	(17.1%)
Estimated annual tax rate differential	502	2.5%	(1,573)	2.9%
Other	91	0.3%	(284)	0.5%
Total income tax expense (benefit)	$4,657	22.1%	$(4,655)	8.6%

	Nine Months Ended September 30
	2024		2023
($ in thousands)	Income tax (benefit) expense	Rate Impact	Income tax (benefit) expense	Rate Impact
Computed "expected" tax expense (benefit) at statutory rate	$9,312	21.0%	$(10,265)	21.0%
Tax-exempt income (1)	(889)	(2.0%)	(891)	1.8%
Non-U.S. operating results	(586)	(1.3%)	(298)	0.7%
Tax deficiency (excess tax benefit) on share-based compensation	707	1.6%	—	—%
Non-taxable contingent consideration (2)	(1,415)	(3.2%)	(1,155)	2.4%
Goodwill impairment (3)	—	—%	9,263	(18.9%)
Estimated annual tax rate differential	367	0.8%	—	—%
Other	274	0.6%	(555)	1.0%
Total income tax expense (benefit)	$7,770	17.5%	$(3,901)	8.0%
(1) Includes tax-exempt interest, dividends received deduction and change in cash surrender value of BOLI.
(2) Represents the tax impact of a decrease in the contingent consideration liability issued in connection with the NORCAL acquisition of $6.5 million and the reversal of a nominal amount of associated contingent investment banker fees accrued during purchase accounting for the nine months ended September 30, 2024 as compared to a decrease in the contingent consideration liability of $1.5 million and $5.5 million for the three and nine months ended September 30, 2023, respectively, all of which is non-taxable. See further discussion on the contingent consideration in Notes 2 and 7 of the Notes to Condensed Consolidated Financial Statements.
(3) Represents the tax impact of the impairment of non-deductible goodwill in relation to the Workers' Compensation Insurance reporting unit during the third quarter of 2023. See further discussion on the impairment charge in Note 6 of the Notes to Consolidated Financial Statements in ProAssurance's December 31, 2023 report on Form 10-K.
Our effective tax rate for the 2024 nine-month period of 17.5%, as shown in the table above, approximates our overall projected annual effected tax rate of 17.5% as of September 30, 2024 given discrete items had a minimal impact on the effective tax rate. When we utilize the estimated annual effective tax rate method, certain items are treated as discrete items and are reflected in the effective tax rate in the period in which they are included in net income (loss).
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
The following tables summarize estimated changes in the fair value of our available-for-sale fixed maturity securities for specific hypothetical changes in interest rates by asset class at September 30, 2024 and December 31, 2023. There are principally two factors that determine interest rates on a given security: changes in the level of yield curves and credit spreads. As different asset classes can be affected in different ways by movements in those two factors, we have separated our portfolio by asset class in the following tables.

	Interest Rate Shift in Basis Points
	September 30, 2024
($ in millions)	(200)	(100)	Current	100	200
Fair Value:
Fixed maturities, available-for-sale:
U.S. Treasury obligations	$265	$258	$251	$245	$239
U.S. Government-sponsored enterprise obligations	17	17	16	15	15
State and municipal bonds	508	488	468	448	428
Corporate debt	1,886	1,827	1,770	1,715	1,662
Asset-backed securities	1,248	1,215	1,181	1,146	1,111
Total fixed maturities, available-for-sale	$3,924	$3,805	$3,686	$3,569	$3,455

Duration:
Fixed maturities, available-for-sale:
U.S. Treasury obligations	2.65	2.59	2.53	2.48	2.43
U.S. Government-sponsored enterprise obligations	3.27	3.39	3.47	3.56	3.59
State and municipal bonds	4.04	4.13	4.25	4.40	4.49
Corporate debt	3.24	3.27	3.27	3.24	3.19
Asset-backed securities	2.64	2.79	2.94	3.06	3.17
Total fixed maturities, available-for-sale	3.11	3.18	3.24	3.28	3.29

	Interest Rate Shift in Basis Points
	December 31, 2023
($ in millions)	(200)	(100)	Current	100	200
Fair Value:
Fixed maturities, available-for-sale:
U.S. Treasury obligations	$258	$251	$244	$237	$230
U.S. Government-sponsored enterprise obligations	20	19	19	18	18
State and municipal bonds	492	473	454	436	418
Corporate debt	1,865	1,807	1,751	1,697	1,645
Asset-backed securities	1,090	1,058	1,026	995	963
Total fixed maturities, available-for-sale	$3,725	$3,608	$3,494	$3,383	$3,274

Duration:
Fixed maturities, available-for-sale:
U.S. Treasury obligations	2.95	2.88	2.82	2.76	2.70
U.S. Government-sponsored enterprise obligations	3.46	3.46	3.41	3.35	3.27
State and municipal bonds	3.90	3.97	4.07	4.19	4.30
Corporate debt	3.26	3.25	3.23	3.18	3.12
Asset-backed securities	2.82	2.94	3.03	3.10	3.14
Total fixed maturities, available-for-sale	3.19	3.23	3.25	3.26	3.25

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
At September 30, 2024, our fixed maturities portfolio includes fixed maturities classified as trading securities which do not have a significant amount of exposure to market interest rates or credit spreads.
Our cash and short-term investments at September 30, 2024 were carried at fair value which approximates their cost basis due to their short-term nature. Our cash and short-term investments lack significant interest rate sensitivity due to their short duration.
Debt
We are exposed to interest rate risk due to variability in the base rate on borrowings under our Revolving Credit Agreement and Term Loan. Borrowings under our Revolving Credit Agreement and Term Loan accrue interest at a selected SOFR base rate, adjusted by a margin. To manage our exposure to interest rate risk on any borrowings under these agreements, we entered into two Interest Rate Swaps which effectively fix the base rate on borrowings under the Revolving Credit Agreement and Term Loan to 3.187% and 3.207%, respectively. See further information regarding the Interest Rate Swaps in Note 9 of the Notes to Condensed Consolidated Financial Statements. As of September 30, 2024, the Revolving Credit Agreement and Term Loan have $125 million and $122 million in outstanding borrowings, respectively. Additional information regarding our debt is provided in Note 10 of the Notes to Consolidated Financial Statements in our December 31, 2023 report on Form 10-K.
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
As of September 30, 2024, 93% of our fixed maturity securities were rated investment grade as determined by NRSROs, such as Fitch, Moody’s and Standard & Poor’s. We believe that this concentration in investment grade securities reduces our exposure to credit risk on our fixed income investments to an acceptable level. However, investment grade securities, in spite of their rating, can rapidly deteriorate and result in significant losses. Ratings published by the NRSROs are one of the tools used to evaluate the creditworthiness of our securities. The ratings reflect the subjective opinion of the rating agencies as to the creditworthiness of the securities; therefore, we may be subject to additional credit exposure should the ratings prove to be unreliable.
We also have exposure to credit risk related to our premiums receivable and receivables from reinsurers; however, to-date we have not experienced any significant amount of credit losses. At September 30, 2024, our premiums receivable was approximately $265 million, net of an allowance for expected credit losses of approximately $8 million. See Note 1 of the Notes to Consolidated Financial Statements in our December 31, 2023 report on Form 10-K for further information on our allowance for expected credit losses related to our premiums receivable. Our receivables from reinsurers (with regard to both paid and unpaid losses) approximated $468 million at September 30, 2024 and $467 million at December 31, 2023. We monitor the credit risk associated with our reinsurers using publicly available financial and rating agency data. We have not historically experienced material credit losses due to the financial condition of a reinsurer, and as of September 30, 2024 our expected credit losses associated with our receivables from reinsurers were nominal in amount.

ITEM 4. CONTROLS AND PROCEDURES.
The principal executive officer and principal financial officer of the Company participated in management’s evaluation of our disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of September 30, 2024. ProAssurance’s disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on that evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(a)Not applicable.
(b)Not applicable.
(c)Information required by Item 703 of Regulation S-K.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs* (In thousands)
July 1 - July 31, 2024	—	N/A	—	$55,902
August 1 - August 31, 2024	—	N/A	—	$55,902
September 1 - September 30, 2024	—	N/A	—	$55,902
Total	—	$—	—
*Under its current plan begun in November 2010, the Board has authorized $600 million for the repurchase of common shares or the retirement of outstanding debt. This is ProAssurance’s only plan for the repurchase of common shares, and the plan has no expiration date.
ITEM 5. OTHER INFORMATION
During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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
November 7, 2024

/s/ Dana S. Hendricks
Dana S. Hendricks
Chief Financial Officer
(Duly authorized officer and principal financial officer)