Form 10-K
period 2024-12-31
PROASSURANCE CORP
filed 2025-02-24
CIK 1127703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024,
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of voting stock held by non-affiliates of the registrant at June 30, 2024 was $617,056,208. As of February 20, 2025, the registrant had outstanding approximately 51,156,821 shares of its common stock.
Documents incorporated by reference in this Form 10-K
(i)The definitive proxy statement for the 2025 Annual Meeting of the Stockholders of ProAssurance Corporation (File No. 001-16533) is incorporated by reference into Part III of this report.

Glossary of Terms and Acronyms

When the following terms and acronyms appear in the text of this report, they have the meanings indicated below.

Term	Meaning
AAD	Annual aggregate deductible
ALAE	Allocated loss adjustment expense
AOCI	Accumulated other comprehensive income (loss)
ASU	Accounting Standards Update
Board	Board of Directors of ProAssurance Corporation
BOLI	Business owned life insurance
CARES Act	Coronavirus Aid, Relief and Economic Security Act
CCPA	California Consumer Privacy Act of 2018, as amended
CIMA	Cayman Islands Monetary Authority
CODM	Chief Operating Decision Maker
COSO	Committee of Sponsoring Organizations of the Treadway Commission
COVID-19	Coronavirus Disease 2019
CPRA	California Privacy Rights Act of 2020, as amended
DDR	Death, disability and retirement
Dodd-Frank Act	The Dodd-Frank Wall Street Reform and Consumer Protection Act
DPAC	Deferred policy acquisition costs
Eastern Re	Eastern Re, LTD, S.P.C.
EBUB	Earned but unbilled premium
ERC	Employee Retention Credit
ERM	Enterprise Risk Management
FAL	Funds at Lloyd's
FASB	Financial Accounting Standards Board
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FIO	Federal Insurance Office
FNMA	Federal National Mortgage Association
GAAP	Generally accepted accounting principles in the United States of America
GNMA	Government National Mortgage Association
IBNR	Incurred but not reported
Inova Re	Inova Re, LTD, S.P.C.
Interest Rate Swaps	ProAssurance's two forward-starting interest rate swap agreements associated with its Revolving Credit Agreement and Term Loan
IRS	Internal Revenue Service
LAE	Loss adjustment expense
LLC	Limited liability company
Lloyd's	Lloyd's of London market
LP	Limited partnership
Medical Technology Liability	Medical technology and life sciences products liability
MICRA	Medical Injury Compensation Reform Act
Model Holding Co. Law	Model Insurance and Holding Company System Regulatory Act and Regulation
MPL	Medical professional liability
NAIC	National Association of Insurance Commissioners
NAV	Net asset value

Term	Meaning
NFIP	National Flood Insurance Program
NOL	Net operating loss
NORCAL	NORCAL Insurance Company, formerly known as NORCAL Mutual Insurance Company
NRSRO	Nationally recognized statistical rating organization
NYDFS	New York Department of Financial Services
NYSE	New York Stock Exchange
OCI	Other comprehensive income (loss)
ORSA	Risk Management and Own Risk and Solvency Assessment Model Act
PBO	Projected benefit obligations
PCAOB	Public Company Accounting Oversight Board
PDR	Premium deficiency reserve
PPM RRG	Preferred Physicians Medical Risk Retention Group, a Mutual Insurance Company
PICA	ProAssurance Insurance Company of America
ProAssurance Plan	Executive non-qualified excess plan
ProAssurance Savings Plan	ProAssurance Group savings and retirement plan
Revolving Credit Agreement	ProAssurance's $250 million revolving credit agreement
ROE	Return on equity
ROU	Right-of-use
SAP	Statutory accounting principles
SEC	Securities and Exchange Commission
SOC	Security Oversight Committee
SOFR	Secured Overnight Financing Rate
SPC	Segregated portfolio cell
Specialty P&C	Specialty Property and Casualty
Syndicate 1729	Lloyd's of London Syndicate 1729
Syndicate 6131	Lloyd's of London Syndicate 6131 was a Special Purpose Arrangement with Lloyd's of London Syndicate 1729.
TCJA	Tax Cuts and Jobs Act H.R.1 of 2017
Term Loan	ProAssurance's $125 million delayed draw term loan
TRIA	Federal Terrorism Risk Insurance Act
U.K.	United Kingdom of Great Britain and Northern Ireland
ULAE	Unallocated loss adjustment expenses
VIE	Variable interest entity
VOBA	Value of business acquired

General Information
Throughout this report, references to "ProAssurance," "ProAssurance Group," "PRA," "Company," "organization," "we," "us" and "our" refer to ProAssurance Corporation and its consolidated subsidiaries. Because ProAssurance is an insurance holding company and certain terms and phrases common to the insurance industry are used in this report that carry special and specific meanings, we encourage you to read the Glossary of Selected Insurance and Related Financial Terms posted on our website on the Investor Relations page (investor.proassurance.com) under Other Information. In addition, throughout this discussion we use certain terms and abbreviations, which can be found in the Glossary of Terms and Acronyms provided at the beginning of this report.
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
These forward-looking statements are subject to significant risks, assumptions and uncertainties, including, among other things, the following factors that could affect the actual outcome of future events:

●	changes in general economic conditions, including the impact of inflation, including medical and social inflation, and unemployment;
●	regulatory, legislative and judicial actions or decisions that could affect our business plans or operations;
●	the enactment or repeal of tort reforms;
●	formation or dissolution of state-sponsored insurance entities providing coverages now offered by ProAssurance which could remove or add sizable numbers of insureds from or to the private insurance market;
●	changes in the interest, tax and foreign currency exchange rate environment;
●	resolution of uncertain tax matters and changes in tax laws;
●	changes in laws or government regulations regarding financial markets or market activity that may affect our business;
●	changes in the ability, or perception thereof, of the U.S. government to meet its obligations that may affect the U.S. economy and our business;
●	performance of financial markets affecting the fair value of our investments or making it difficult to determine the value of our investments;
●	changes in requirements or accounting policies and practices that may be adopted by our regulatory agencies, the governments of states in which we are domiciled, the FASB, the SEC, the PCAOB or the NYSE that may affect our business;
●	changes in laws or government regulations affecting the financial services industry, the property and casualty insurance industry, the workers' compensation insurance industry or particular insurance lines underwritten by our subsidiaries;
●	the effect on our insureds, particularly the insurance needs of our insureds, and our loss costs, of changes in the healthcare delivery system and/or changes in the U.S. political climate that may affect healthcare policy or our business;

●	consolidation of our insureds into or under larger entities which may be insured by competitors, or may not have a risk profile that meets our underwriting criteria or which may not use external providers for insuring or otherwise managing substantial portions of their liability risk;
●	the effect of cyclical insurance industry trends on our underwriting, including demand and pricing in the insurance and reinsurance markets in which we operate;
●	uncertainties inherent in the estimate of our loss and loss adjustment expense reserve and reinsurance recoverable;
●	changes in the availability, cost, quality or collectability of insurance/reinsurance;
●	the results of litigation, including pre- or post-trial motions, trials and/or appeals we undertake;
●	effects on our claims costs from mass tort litigation that are different from that anticipated by us;
●	allegations of bad faith which may arise from our handling of any particular claim, including failure to settle;
●	loss or consolidation of independent agents, agencies, brokers or brokerage firms;
●	changes in our organization, compensation and benefit plans;
●	changes in the business or competitive environment may alter or limit the effectiveness of our business strategy and impact our revenues;
●	our ability to retain and recruit senior management and other qualified personnel;
●	the availability, integrity and security of our technology infrastructure and that of our third-party providers, including any susceptibility to cyber-attacks which might result in a loss of information, operating capability or actual monetary loss;
●	the impact of new systems or systems consolidation on our information technology infrastructure;
●	the impact of machine learning and artificial intelligence on the insurance industry as well as on our insureds and risks we insure;
●	the impact of a catastrophe, natural or man-made, including a pandemic event, as it relates to our business and insurance operations, investment results as well as on our insureds' operations and the risks for which we insure;
●	the impact of a catastrophic man-made event, such as acts of terrorism, acts of war and civil and political unrest;
●	the effects of terrorism-related insurance legislation and laws;
●	the impact of guaranty funds and other state assessments;
●	changes to the ratings assigned by a rating agency to our holding company or insurance subsidiaries, individually or as a group;
●	provisions in our charter documents, Delaware law and state insurance laws may impede attempts to replace or remove management or may impede a takeover;
●	state insurance restrictions may prohibit assets held by our insurance subsidiaries, including cash and investment securities, from being used for general corporate purposes; and
●	taxing authorities can take exception to our tax positions and cause us to incur significant amounts of legal and accounting costs and, if our defense is not successful, additional tax costs, including interest and penalties.
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

PART I
ITEM 1. BUSINESS
Overview
ProAssurance Corporation is a holding company for property and casualty insurance companies. For the year ended December 31, 2024, our net premiums written totaled $1.0 billion, and at December 31, 2024 we had total assets of $5.6 billion and $1.2 billion of shareholders' equity.
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
Our Values
Integrity, Leadership, Relationships, Enthusiasm
ProAssurance is a U.S. based specialty property and casualty and workers' compensation insurance carrier. Our specialty property and casualty insurance products primarily include medical professional liability insurance and liability insurance for medical technology and life sciences risks.
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
As part of our disclosure, through the Investor Relations section of our website, we provide access to our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and all other public SEC filings as soon as reasonably practicable after the report is electronically filed with, or furnished to, the SEC. These SEC filings can be found on our website at investor.proassurance.com/SEC-Filings. The Investor Relations section of our website also includes information regarding stock trading by corporate insiders by providing access to SEC Forms 3, 4 and 5 when they are filed with the SEC. In addition to federal filings on our website, we make available other documents that provide important additional information about our financial condition and operations. Documents available on our website include the financial statements we file with state regulators (compiled under SAP as required by regulation), news releases that we issue, a listing of our investment holdings and certain investor presentations. The Corporate Information section of our website provides copies of the charters for our governing committees and many of our governing policies. Printed copies of these documents may be obtained from our Investor Relations department, by email at InvestorRelations@ProAssurance.com, by mail at P.O. Box 590009, Birmingham, Alabama 35259-0009, or by telephone at (205) 776-3028 or (800) 282-6242.
Our History
We were incorporated in Delaware in 2001 as the successor to Medical Assurance, Inc, in conjunction with its merger with Professionals Group, Inc. ProAssurance has a history of growth through acquisitions; the most recent and significant of which was the acquisition of NORCAL Insurance Company on May 5, 2021.
Our Strategy
Our strategy is to provide best-in-class risk solutions for the markets in which we operate through superior relationships with our distribution partners. This is accomplished by fostering an Employer of Choice culture for our team members. This strategy enables us drive and deliver on our long-term goal to generate an attractive long-term total return for our shareholders while maintaining financial strength and adequate capital. The basic components of our strategy for achieving this objective are as follows:
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
•Provide superior customer service. Our goal is to deliver an exceptional service experience that is consistent, responsive and provides value to customers through a regional business model. Our valued team members demonstrate our core values of integrity, leadership, relationships and enthusiasm every day and are focused on meeting the needs of our customers.
•Focus on innovation to achieve operational excellence. We are committed to the pursuit of continuous improvement through careful and constant examination of our business processes which will allow us to improve our competitive position through operational excellence and productivity gains. We are investing in innovation solutions, including artificial intelligence and process automation, to enhance risk selection, decision making and workflows. Further, we are leveraging our data science and predictive analytics capabilities to support growth in profitable markets and sub-sectors.
•Effectively manage capital. We carefully monitor use of our capital and consider various options for capital deployment, such as business expansion by our existing subsidiaries, opportunities that arise for mergers or acquisitions, investment portfolio diversification to maximize yield and share repurchases.
•Manage claims effectively. Our industry leading claims professionals bring extensive industry and insurance experience, along with local jurisdictional knowledge to resolve claims in a cost effective manner. Additionally, we aim to utilize data analytics and artificial intelligence to enhance outcomes, improve decision making and lighten administrative burdens for claims professionals.
•Strategically manage our investment portfolio. Our investment strategy is designed to emphasize the preservation of our capital and provide adequate liquidity for the prompt payment of claims. Our investment portfolio consists primarily of investment-grade, fixed-maturity securities of short-to medium-term duration.
Organization and Segment Information
We operate through multiple insurance organizations and report our financial results in four segments which are based on our internal management reporting structure for which financial results are regularly evaluated by our Chief Executive Officer (our CODM) to determine resource allocation and assess operating performance: Specialty P&C, Workers' Compensation Insurance, Segregated Portfolio Cell Reinsurance and Corporate. Additional information on our four operating and reportable segments is included in Note 16 of the Notes to Consolidated Financial Statements and in the segment discussions that follows.

Gross Premiums Written
Gross premiums written for the years ended December 31, 2024, 2023 and 2022 were comprised as follows:

	Year Ended December 31
($ in thousands)	2024		2023		2022
Specialty P&C	$807,463	77%	$835,430	77%	$856,861	78%
Workers' Compensation Insurance	243,404	23%	246,857	23%	247,132	22%
Segregated Portfolio Cell Reinsurance (1)	57,904	6%	70,259	7%	78,937	7%
Inter-segment revenues (1)	(57,904)	(6%)	(70,267)	(7%)	(78,937)	(7%)
Total	$1,050,867	100%	$1,082,279	100%	$1,103,993	100%
(1) Premiums in our Segregated Portfolio Cell Reinsurance segment are assumed from either our Workers' Compensation Insurance or Specialty P&C segments. We eliminate this inter-segment revenue.
Additional detailed information regarding premium by individual product type within each of our insurance segments is provided in Item 7, Management's Discussion and Analysis, in the Results of Operations section, under the heading "Premiums Written."
Our insurance exposures are primarily within the U.S. In our Specialty P&C segment, we had net written premium of $39.3 million in 2024, $38.1 million in 2023 and $39.2 million in 2022 associated with international insurance exposures, primarily related to our strategic partnership with an international medical professional liability insurer and, to a lesser extent, exposures from our participation in Lloyd's Syndicates 1729 and 6131.
Specialty Property and Casualty Segment
Our Specialty P&C segment focuses on professional liability insurance and medical technology liability insurance. Professional liability insurance is primarily offered to healthcare providers and institutions. Medical technology liability insurance is offered to medical technology and life sciences companies that manufacture or distribute products including entities conducting human clinical trials. The Specialty P&C segment also includes the underwriting results from our participation in Syndicate 1729 and Syndicate 6131 at Lloyd's London, which is currently in run-off. We normally report results from our involvement in Lloyd's Syndicates on a quarter lag, except when information is available that is material to the current period.
Professional Liability Insurance
Our professional liability business is focused on providing medical professional liability insurance to healthcare providers and facilities. We target the full spectrum of the medical professional liability market, covering multiple categories of healthcare professionals, institutions (which includes hospitals, surgery centers and miscellaneous medical facilities) and, to a lesser extent, facilities specializing in long term residential care. While a majority of our business is written in the standard market, we also offer medical professional liability insurance on an excess and surplus lines basis, and we offer alternative risk and self-insurance products on a customized basis.
Our custom alternative risk solutions include loss portfolio transfer programs for healthcare entities who, most commonly, are exiting a line of business, and assumed reinsurance for healthcare entities who, most commonly, are changing an insurance approach or simply looking for a more tailored solution for transferring risk. Our assumed reinsurance is primarily comprised of premiums assumed on a quota share basis from our strategic partnership with an international medical professional liability insurer. Our custom alternative risk solutions also include a turnkey captive solution whereby we cede all or a portion of the healthcare premium, net of reinsurance, to two SPCs of our wholly owned Cayman Islands reinsurance subsidiary, Inova Re, which is reported in our Segregated Portfolio Cell Reinsurance segment. Each SPC is owned, fully or in part, by an individual company, agency, group or association, and we currently have a 25% participation interest in the results of one of the SPCs. See further discussion that follows under the heading "Segregated Portfolio Cell Reinsurance Segment." The portion not ceded to the SPCs is retained within our Specialty P&C segment. Total gross premiums written in this segment in our alternative market captive cell program were approximately $4.2 million, $6.7 million and $11.8 million during 2024, 2023 and 2022, respectively.
Underwriting MPL contemplates many factors including, but not limited to, the specific exposures, loss history, coverage scope/terms, level of the insured's retention, policy limits and operational venues. We utilize independent agencies and brokers as well as an internal business development team to write our MPL business. For the year ended December 31, 2024, approximately 66% of our MPL gross premiums written were produced through independent insurance agencies or brokers. The agencies and brokers we use typically sell through healthcare insurance specialists who are able to convey the factors that differentiate our insurance products. In 2024, our ten largest agents or brokers produced approximately 29% of our MPL premium; individually, no one agency or broker produced more than 8% of our MPL premium.
In marketing our MPL products we emphasize our financial strength, breadth of product offerings and excellent claims, underwriting and risk management services. We market our insurance products through our business development team and through our agents as well as direct mailings and advertising in industry-related publications. We also are involved in professional societies and related organizations and support legislation that will have a positive effect on healthcare liability issues. We maintain a regional business model which permits us to consistently provide a high level of services to customers on a local basis.
We have widely distributed claims management staff with concentrations in key geographic locations to monitor and adjudicate MPL claims. We engage experienced, independent litigation attorneys in each venue to assist with the claims process as we believe this practice aids us in providing a defense that is aggressive, effective and cost-efficient. We evaluate the merit of each claim and determine the appropriate strategy for resolution of the claim, either seeking a reasonable good faith settlement appropriate for the circumstances of the claim or aggressively defending the claim. As part of the evaluation and preparation process for MPL claims, we meet regularly with medical advisory committees in our key markets to examine claims, attempt to evaluate practice patterns and make recommendations to our underwriting and risk management team members for implementation with customers.
Medical Technology and Life Sciences Insurance
Our Medical Technology Liability business offers products-completed operations and errors and omissions liability coverage for medical technology and life sciences companies. The vast majority of these insureds and the products they manufacture and/or distribute are regulated by the U.S. Food and Drug Administration or similar regulatory authorities in foreign jurisdictions. The products we insure cover a broad array of medical devices, pharmaceuticals and biologics including, but not limited to, infusion systems, operating room surgical instruments and disposables, laboratory equipment and supplies, in vitro diagnostic test kits and instruments, patient mobility aids, respiratory and anesthesia products, cardiovascular devices, vaccines or cancer therapeutics, laser surgical instruments, non-invasive diagnostic imaging systems, orthopedic implants, human and veterinary branded and generic drugs and biologics. We provide coverage for commercialized products and all phases of clinical trials. Our products-completed operations and errors and omissions liability coverage offerings are provided on both a primary or excess basis.
Underwriting analysis for Medical Technology Liability contemplates many factors including, but not limited to, the product's risk profile, loss history, the amount of coverage being sought, level of the insured's retention, policy limits, applicant's management experience, regulatory compliance record and volume of sales. Almost all of our Medical Technology Liability business is written through independent brokers. In 2024, our top ten largest brokers generated approximately 45% of our Medical Technology Liability gross written premium, with no one broker representing more than 11%. We work with licensed property and casualty insurance brokerages across the country and do not require an appointment except where required by law. We defend our Medical Technology Liability claims vigorously, with a negotiated settlement being the most frequent means of resolution.
Lloyd's Syndicates Operations (Participation Discontinued)
Our Lloyd's Syndicates business is currently in run-off, and our Specialty P&C segment includes the results from our participation in underwriting years that remain open in Syndicate 1729 and Syndicate 6131 at Lloyd's of London (approximately 1% of our 2024 gross premiums written). Lloyd's of London generally operates on a three year accounting system for final distribution of results generated by each underwriting year; however certain underwriting years can remain open after the three year period. The 2021 underwriting year for Syndicate 6131 remained open due to remaining exposures related to aviation coverages in connection with Russia's invasion of Ukraine. Effective September 2023, we elected to discontinue our participation in the results of Syndicate 1729 beginning with the 2024 underwriting year and due to the one quarter lag, was not reflected in our results until the second quarter of 2024. For the 2023 underwriting year, our participation in the results of Syndicate 1729 was approximately 5%. For Syndicate 6131, we ceased participation beginning with the 2022 underwriting year which was not reflected in our results until the second quarter of 2022.
We have also provided capital to Syndicate 1729 at Lloyd's of London to support our previous participation. The results from our participation in Syndicate 1729 from open underwriting years prior to 2024 will continue to earn out pro rata over the entire policy period of the underlying business.

Workers' Compensation Insurance Segment
Our Workers' Compensation Insurance segment offers workers' compensation products in 19 core states in the East, South and Midwest regions of the continental U.S. Our Workers' Compensation Insurance segment consists of two major business activities:
•Traditional workers' compensation insurance coverages provided to employers, generally those with 1,000 employees or less. Types of policies offered include guaranteed cost policies, policyholder dividend policies, retrospectively-rated policies and deductible policies.
•Alternative market workers' compensation solutions are 100% ceded, less a ceding commission, to either the SPCs at Inova Re, which are reported in our Segregated Portfolio Cell Reinsurance segment, or captive insurers unaffiliated with ProAssurance for two programs. The ceding commission charged to the SPCs consists of an amount for fronting fees, cell rental fees, commissions, premium taxes, claims administration fees and risk management fees.
All of our workers' compensation products are distributed through appointed independent agents.
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
We actively seek to reduce our workers' compensation loss costs by placing a concentrated focus on returning injured workers to wellness and the dignity of work as quickly as possible. We emphasize early intervention and aggressive disability management, utilizing in-house and third-party specialists as well as innovation solutions for case management, including medical care and cost management. Strategic vendor relationships have been established to reduce medical claim costs and include preferred provider, physical therapy, prescription drug and catastrophic medical services. We continue to implement and invest in innovation solutions, such as artificial intelligence along with underwriting and claims data analytics, to address various aspects of escalating medical costs and support operational decisions. These solutions include technologies that are expected to improve and maximize medical bill savings as well as assisting our claim professionals in directing medical care for our injured workers to achieve the best possible medical outcomes.
Segregated Portfolio Cell Reinsurance Segment
Our Segregated Portfolio Cell Reinsurance segment includes the results (underwriting profit or loss, plus investment results, net of U.S. federal income taxes) of SPCs at Inova Re and Eastern Re, our Cayman Islands SPC operations. Each SPC is owned, fully or in part, by an individual company, agency, group or association and the results of the SPCs are attributable to the participants of that cell. We participate to a varying degree in the results of certain SPCs and, for the SPCs in which we participate, our participation interest ranges from a low of 15% to a high of 85% as of December 31, 2024. Each SPC is operated solely for the benefit of its cell participants, and the pool of assets of one SPC are statutorily protected from the creditors of any other SPC. The results of the SPCs are allocated among the cell participants in accordance with the terms of the cell agreements. SPC results attributable to external cell participants are reflected as an SPC dividend expense (income) in our Segregated Portfolio Cell Reinsurance segment. In addition, the Segregated Portfolio Cell Reinsurance segment includes the investment results of the SPCs as the investments are solely for the benefit of the cell participants. The segment results also reflect our share of the results of the SPCs in which we participate. The SPCs assume workers' compensation insurance, medical professional liability insurance or a combination of the two from our Workers' Compensation Insurance and Specialty P&C segments.
The underwriting, marketing and distribution of policies written in alternative market programs are the same as that of the segment from which the policy was assumed: Workers' Compensation Insurance or Specialty P&C segments.
Corporate Segment
Our Corporate segment includes our investment operations excluding those reported in our Segregated Portfolio Cell Reinsurance segment. In addition, this segment includes corporate expenses, interest expense, U.S. and U.K. income taxes and non-premium revenues generated outside of our insurance entities. This segment focuses on supporting the operations of our insurance subsidiaries through strategically managing our investment portfolio and providing certain administrative services. The expertise our corporate team brings to our insurance subsidiaries contributes to operating profitability through investment returns and helps improve the efficiency and effectiveness of our entire organization. As it relates to our entire investment portfolio, we apply a consistent strategy managed at the corporate level. Accordingly, we report those investment results and net investment gains and losses within our Corporate segment. Our overall investment strategy is to maximize current income from our investment portfolio while maintaining appropriate credit risk, liquidity, duration, portfolio diversification and capital efficiency. The portfolio is generally managed by professional third-party asset managers whose results we monitor and evaluate. The asset managers typically have the authority to make investment decisions within the asset classes they are responsible for managing, subject to our investment policy and oversight, including a requirement that available-for-sale securities in a loss position cannot be sold without specific authorization from us. See Note 3 of the Notes to Consolidated Financial Statements for more information on our investments.
Competition
The marketplace for most of our lines of business is very competitive, though competition does vary among the different product lines and healthcare sectors. Within the U.S., our competitors are primarily domestic insurance companies ranging from large national insurers whose financial strength and resources may be greater than ours to smaller insurance entities that concentrate on a single state and as a result have an extensive knowledge of the local markets, or smaller unrated organizations who are targeting growth aggressively in multiple jurisdictions. Further, in many instances the coverage we offer is also offered through mutual entities whose ROE objectives may be lower than ours, and thus may be able to price their products more aggressively given current levels of excess capital. Additionally, there are many providers, domestic and international, of alternative risk management solutions. Competitive distinctions include pricing, size, name recognition and reputation, service quality, market commitment, market conditions, breadth and flexibility of coverage, method of sale, new technologies, financial stability, ratings assigned by rating agencies and regulatory conditions.
The healthcare environment in the U.S. is continuing to consolidate, which brings competitive challenges and opportunities to the Specialty P&C segment, our largest segment. This consolidation initially took the form of hospitals acquiring physician practices and later the growth of physician groups owned by outside investors. As these trends continue, most physicians no longer practice medicine as owners of an independent practice. Healthcare delivery settings are changing with the growth of retail delivery by allied healthcare professionals as well as physicians practicing in distributed clinics, pharmacies, large consumer stores and online. These larger commercial enterprises have differing risk management needs from traditional small physician practices. As such, we have enhanced our coverage offerings to fit the needs of combined hospital/physician entities, multi-state medical groups, telemedicine companies, miscellaneous medical facilities, allied healthcare professionals and self-insured entities, even as we continue to service that portion of the market maintaining more traditional practice structures. Our SPCs at Inova Re can provide a unique captive solution for insureds large enough to have credible claims data, yet too small to have their own captive arrangement.
The workers’ compensation industry is highly competitive. New business opportunities, renewal pricing and retention continue to be a challenge as a result of intense competition, especially from multi-line insurers that appear to be willing to underprice their workers’ compensation products in order to gain access to write other coverages that may be more lucrative and we expect this trend to continue in 2025. We believe our product offerings allow us to provide flexibility in offering workers’ compensation solutions to our customers at a competitive price. In addition, we believe that our claims handling and risk management services are attractive to our customers and provide us with a competitive advantage, even when our pricing is higher than our competitors.
For all of our business, we recognize the importance of providing our products at competitive rates, and we believe that we price our products at rates that help us move toward our long-term profit targets over the life of the insurance cycle. We base our rates on current loss projections, maintaining a long-term focus even when this approach may reduce our top line growth. Such loss projections could also result in us not meeting profit targets during certain phases of the insurance cycle. We believe that our size, reputation for effective claims management, unique customer service focus, multi-state presence and broad spectrum of coverages offered provides us with competitive advantages, even as the needs of our insureds change.

Rating Agency
Our claims paying ability is regularly evaluated and rated by AM Best. In developing their claims paying rating, this agency makes an independent evaluation of an insurer’s ability to meet its obligations to policyholders. The following table presents the claims paying rating of our insurance subsidiaries as of February 24, 2025.

Rating Agency
AM Best (1) (www.ambest.com)
ProAssurance Indemnity Company, Inc.	A (Excellent)
ProAssurance Specialty Insurance Company	A (Excellent)
ProAssurance Insurance Company of America	A (Excellent)
Medmarc Casualty Insurance Company	A (Excellent)
NORCAL Insurance Company	A (Excellent)
NORCAL Specialty Insurance Company	A (Excellent)
Medicus Insurance Company	A (Excellent)
FD Insurance Company	A (Excellent)
Preferred Physician Medical RRG, a Mutual Insurance Company	A (Excellent)
ProAssurance American Mutual, A RRG	A (Excellent)
Allied Eastern Indemnity Company	A (Excellent)
Eastern Advantage Assurance Company	A (Excellent)
Eastern Alliance Insurance Company	A (Excellent)
Eastern Re Ltd., SPC	NR
Inova Re Ltd., SPC	NR
Lloyd's Syndicate 1729 (2)	A+ (Superior)
(1) NR indicates that the subsidiary has not been rated by the listed rating agency.
(2) Rating provided is the rating applicable to all Lloyd's syndicates.
Our ability to service current debt and potential debt is regularly evaluated and rated by AM Best. In 2024, AM Best maintained ProAssurance's debt rating of "A+" with a stable outlook. The debt rating reflects the agency’s independent evaluation of our ability to meet our obligation to holders of our debt, if any.
While the debt rating may be of greater interest to investors than our claims paying rating, this rating is not an evaluation of our equity securities nor a recommendation to buy, hold or sell our equity securities.
Insurance Regulatory Matters
We are subject to regulation under the insurance and insurance holding company statutes of various jurisdictions, including the domiciliary states of our insurance subsidiaries and other states in which our insurance subsidiaries do business. Our insurance subsidiaries are primarily domiciled in the U.S. Our states of domicile include Alabama, California, Delaware, Illinois, Missouri, Pennsylvania, Texas and Vermont. Our foreign jurisdictions include our reinsurance operations based in the Cayman Islands and our insurance and reinsurance operations based in the U.K. that we support through our previous participation in underwriting years that remain open at Syndicate 1729 and Syndicate 6131.
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
In June 2018, California adopted the California Consumer Privacy Act of 2018, which provided comprehensive data privacy protections to California residents. These data privacy laws establish numerous consumer rights, such as the right to be notified of privacy practices and the right to know, delete, or correct certain personal information.
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
•Delaware enacted the Delaware Personal Data Privacy Act, effective January 1, 2025.
•The District of Columbia enacted the Security Breach Protection Amendment Act of 2020, effective June 17, 2020.
•Illinois amended its Personal Information Protection Act, effective January 1, 2020, and enacted the Insurance Data Security Law, effective January 1, 2024.
•Pennsylvania enacted the Insurance Data Security Law, effective December 11, 2023.
•Texas enacted the Texas Data Privacy and Security Act, effective July 1, 2024.
•Vermont amended its Security Breach Notice Act, effective July 1, 2020, and enacted the Vermont Insurance Data Security Law, effective January 1, 2023.
We expect that additional states will continue to adopt data security and data privacy laws and regulations. We do not expect compliance with the various data security or data privacy acts to have a material impact on our financial condition or results of operations, as they closely resemble the NAIC Model Law, the NYDFS Cybersecurity Regulations and the CCPA.
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
Risk-Based Capital and Risk Assessment
In order to enhance the regulation of insurer solvency, each state of domicile in accordance with an NAIC-defined formula specifies risk-based capital requirements for property and casualty insurance companies. At December 31, 2024, the Company estimates that all of ProAssurance’s insurance subsidiaries will exceed the minimum required risk-based capital levels.
In late 2010, the NAIC adopted the Model Holding Co. Law. The Model Holding Co. Law, as compared to previous NAIC guidance, increases regulatory oversight of and reporting by insurance holding companies, including reporting related to non-insurance entities, and requires reporting of risks affecting the holding company group. Additionally, in 2012 the NAIC adopted ORSA, which requires insurers to maintain a framework for identifying, assessing, monitoring, managing and reporting on the “material and relevant risks” associated with the insurer's (or insurance group's) current and future business plans. ORSA requires larger insurers, generally those with annual written premium volume greater than $1 billion as a group or $500 million as an individual insurer, to file an internal assessment of solvency with insurance regulators annually beginning in 2015. Although no specific capital adequacy standard is currently articulated in ORSA, it is possible that such standard will be developed over time. The Model Holding Co. Law and ORSA will be binding only if adopted by state legislatures and/or state insurance regulatory authorities and actual regulations adopted by any state may differ from that adopted by the NAIC. As of December 31, 2024, all states have adopted the Model Holding Co. Law and 49 states have adopted ORSA. Due to our written premium volume for the year ended December 31, 2023, ProAssurance filed its internal assessment of solvency under the ORSA criteria during 2024.
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
In June 2012, Congress passed the Biggert-Waters Bill, which provided for a five-year renewal of the NFIP and, among other things, authorized the Federal Emergency Management Agency to carry out initiatives to determine the capacity of private insurers, reinsurers, and financial markets to assume a greater portion of the flood risk exposure in the U.S. and to assess the capacity of the private reinsurance market to assume some of the program’s risk. In August 2017, the President of the U.S. signed an executive order revoking the establishment of a federal flood risk management standard. In November 2017, the U.S. House of Representatives adopted a bill to reauthorize the NFIP for five years and implement several reforms, including provisions designed to spur additional private insurer involvement in covering flood risk, but the U.S. Senate has yet to vote on the measure. Due to the 2017 hurricane season, Congress adopted a short-term extension to fund the NFIP which has subsequently received multiple short-term extensions and currently expires on March 14, 2025. We cannot predict whether the proposals will be adopted or extended or what impact, if any, subsequently enacted laws might have on our business, financial condition or results of operations.
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
We are committed to providing a safe and healthy working experience where all team members are treated with dignity and respect, allowing them to do their best work. Further, we seek to provide equal opportunities while fostering a diverse and inclusive workplace that promotes team member engagement. To ensure our workforce is comprised of a diverse group of highly-qualified individuals, we are committed to advertising job openings and sourcing candidates through broad-reaching techniques. We are committed to this strategy starting with our Board and extending through all levels within our organization. Further, we seek to provide a fulfilling work experience through the creation of well-documented career paths and opportunities for advancement, robust training and development programs and the management of transparent salary administration practices. Our competitive pay and benefit programs are designed to reward, support and retain our team members. To further illustrate the significance of our commitment to our team members and being the Employer of Choice, the Board regularly reviews the Company’s human capital management strategies and outcomes, including matters related to the Company's culture, talent management and development, talent acquisition and team member engagement and satisfaction.
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
Some examples of key programs and initiatives that are focused on attracting, developing and retaining our diverse workforce include:
•Diversity, Equity and Inclusion - To advance our commitment to fostering a diverse, inclusive and equitable workplace, our Diversity, Equity and Inclusion Council, comprised of team members from across the organization and supported by a Diversity, Equity and Inclusion Program Manager, are focused on three key strategic areas, including:
◦building and sustaining a diverse workforce that is inclusive and representative of the insureds we serve and the communities in which we work;
◦providing learning and engagement opportunities that enables every team member to succeed; enhancing overall morale and performance, while recognizing and addressing the distinct challenges faced by diverse populations; and
◦fostering a Company culture where every individual can bring their authentic self to work and feels a deep sense of belonging by sustaining an environment that prioritizes inclusivity, respect and shared success.
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
•Team Member Health and Welfare - We recognize the importance of a comprehensive benefits strategy to support the unique needs of all team members. During our 2024 benefits open enrollment process, we expanded our health insurance program to include fertility benefits. We continue to leverage our wellness platform to support the physical, emotional and financial health of our team members.
•Flexible Workplace - The majority of our team members are either fully-remote or working in a flexible work arrangement that supports healthy work-life balance while capitalizing on opportunities to bring team members together to foster relationships, fuel innovation and facilitate engagement.
ProAssurance Corporation and our subsidiaries are equal opportunity employers and we do not discriminate either directly or indirectly against employees or prospective employees on the basis of race, color, religion, sex, sexual preference/orientation, citizenship, marital status, veteran status, national origin, age or disability, or any other attribute protected by applicable law or regulation. At December 31, 2024, we had 1,036 employees, none of whom were represented by a labor union. We consider our employee relations to be good.

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
Our loss reserves also may be affected by court decisions that expand liability of our policies after they have been issued. Further, a significant jury award or series of awards against one or more of our insureds could require us to pay large sums of money in excess of our reserved amounts. Due to uncertainties inherent in the jury system, in the unlikely event that we incur a jury verdict in excess of our reinsurance agreements and other protections we have in place, for which we are required to pay, we may incur a loss that could have a material adverse effect on our results of operations. Additionally, our loss reserves may be impacted by social inflation, which is generally described as the rising costs of insurance claims resulting from factors including, but not limited to, increasing litigation, broader definitions of liability, more plaintiff-friendly legal decisions, jury behavior, third-party litigation financing and larger compensatory jury awards and non-economic damages. These factors could lead to greater than anticipated claims and claim handling expenses which could exceed our established reserves causing us to increase our loss reserves, as discussed above.
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
Independent rating agencies assess and rate the claims-paying ability and the financial strength of insurers based upon criteria established by the agencies. Periodically AM Best evaluates us to confirm that we continue to meet the criteria of our previously assigned rating. The financial strength ratings assigned by rating agencies to insurance companies represent independent opinions of financial strength and ability to meet policyholder and debt obligations and are not directed toward the protection of equity investors.
Our principal operating subsidiaries hold a favorable claims paying rating with AM Best. Claims-paying ratings are used by agents, brokers and customers as an important means of assessing the financial strength and quality of insurers. If our financial position deteriorates or AM Best significantly changes the rating criteria used to determine the rating, we may not maintain our favorable financial strength rating from this rating agency. A downgrade or involuntary withdrawal of any such rating could limit or prevent us from writing desirable business. See previous discussion under the heading "Rating Agency" for a table presenting the claims paying rating of our principal insurance operations.
In addition to the evaluation of our claims-paying ability, AM Best evaluates and rates our ability to service current and potential debt. This debt rating reflects the agency’s independent evaluation of our ability to meet our obligation to holders of our debt, if any. While this rating may be of greater interest to investors than our claims paying rating, this is not a rating of our equity securities nor a recommendation to buy, hold or sell our equity securities. A rating downgrade could also have a material adverse effect on our liquidity, including the ability to refinance long term debt on favorable terms and potentially limit our access to capital markets. We previously maintained Fitch, S&P and Moody's ratings for the purpose of issuing registered public debt but no longer require or receive public ratings from these rating agencies. See previous discussion under the heading "Rating Agency" for additional information on our debt rating.

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
As a member of the Lloyd's market and a participant in open underwriting years in certain Lloyd's Syndicates we are subject to certain risks which could affect us.
Prior to the 2024 and 2022 underwriting years, we participated in the results of Syndicate 1729 and Syndicate 6131, respectively. Lloyd's of London generally operates on a three year accounting system for final distribution of results generated by each underwriting year; however certain underwriting years can remain open after the three year period. The 2021 underwriting year for Syndicate 6131 remained open due to remaining exposures related to aviation coverages in connection with Russia's invasion of Ukraine. At the end of each underwriting year, the liabilities of the Syndicates are reinsured into the Syndicate's following underwriting year. As such, we are still exposed to adverse loss development on certain large claims in open underwriting years in which we participated, primarily catastrophe and aviation related losses. Further, we are obligated to maintain FAL to support those open underwriting years and risk-based capital requirements which are assessed periodically by Lloyd's and subject to variation.
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
At December 31, 2024, our receivable from reinsurers on unpaid losses and loss adjustment expenses was $409 million, our receivable from reinsurers on paid losses and loss adjustment expenses was $18 million and our expected credit losses associated with our reinsurance receivables (related to both paid and unpaid losses) were nominal in amount. As of December 31, 2024, no reinsurer, on an individual basis, had an estimated net amount due which exceeded $55 million.
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
Changes in interest rates and U.S. fiscal, monetary and trade policies as well as broader economic conditions could have a material adverse effect on our investment results. Fluctuations in the value of our investment portfolio can occur as a result of these changes. Our investment portfolio is primarily comprised of interest-earning assets, marked to fair value each period. Thus, prevailing economic conditions, particularly changes in market interest rates, may significantly affect our results of operations, our financial position and our book value per share. Significant movements in interest rates potentially expose us to lower yields or lower asset values. Changes in market interest rate levels generally affect our financial results to the extent that reinvestment yields are different than the yields on maturing securities. Changes in interest rates also can affect the value of our interest-earning assets, which are principally comprised of fixed and adjustable-rate investment securities. Our equity portfolio is primarily bond funds which will fluctuate directionally with changes in interest rates, not equity markets, impacting the overall value of these holdings. Conversely, the values of fixed-rate investment securities generally fluctuate inversely with changes in interest rates. Since 2022, the significant rise in interest rates has reduced the market value of our existing fixed maturity portfolio impacting our book value per share. While the Federal Reserve recently reduced interest rates in the second half of 2024 and more interest rate cuts are expected in 2025, interest rates remain elevated as compared to current book yields.

As we have both the intent and ability to hold the vast majority of these investments until maturity, we consider this negative impact to be temporary.
Our investments are subject to credit, prepayment and other risks.
At December 31, 2024 our investment portfolio accounts for $4.4 billion or 78% of our total assets. The value of financial instruments in our portfolio can be significantly affected by economic and market factors beyond our control including, among others, the unemployment rate, the strength of the domestic housing market, the price of oil, changes in interest rates and spreads, consumer confidence, investor confidence regarding the economic prospects of the entities in which we invest, corrective or remedial actions taken by the entities in which we invest, including mergers, spin-offs and bankruptcy filings, the actions of the U.S. government and global perceptions regarding the stability of the U.S. economy. Adverse economic and market conditions could cause investment losses or impairment of our securities, which could affect our financial condition, results of operations or cash flows.
At December 31, 2024 approximately 26% of our investment portfolio was invested in mortgage and asset-backed securities. We utilize ratings determined by NRSROs (Moody’s, Standard & Poor’s and Fitch) as an element of our evaluation of the creditworthiness of our securities. The ratings are subject to error by the agencies; therefore, we may be subject to additional credit exposure should the rating be misstated.
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
At December 31, 2024 the fair value of our state/municipal portfolio was $446.6 million (amortized cost basis of $471.0 million). While our state/municipal portfolio had a high credit rating (AA on average), which indicates a strong ability to pay, there is no assurance that there will not be a credit related event which would cause fair values to decline. An economic downturn could lessen tax receipts and other revenues in many states and their municipalities.
In a period of market illiquidity and instability, the fair values of our investments are more difficult to assess, and our assessments may prove to be greater or less than amounts received in actual transactions.
At December 31, 2024 and in accordance with applicable GAAP, we valued 97% of our investments at fair value and the remaining 3% at cost, equity, or cash surrender value. See Notes 1, 2 and 3 of the Notes to Consolidated Financial Statements for additional information.
We determine the fair value of our investments using quoted exchange or over-the-counter prices, when available. At December 31, 2024, we valued approximately 7% of our investments in this manner. When exchange or over-the-counter quotes are not available, we estimate fair values based on broker dealer quotes and various other valuation methodologies, which may require us to choose among various input assumptions and utilize judgment. At December 31, 2024, approximately 85% of our investments were valued in this manner. When markets exhibit significant volatility, there is more risk that we may utilize a quoted market price, broker dealer quote, valuation technique or input assumption that results in a fair value estimate that is either over or understated as compared to actual amounts that would be received upon disposition of the security. At December 31, 2024, approximately 5% of our investments are investment funds which measure fund assets at fair value on a recurring basis and provide us with a NAV for our interest. As a practical expedient, we consider the NAV provided to approximate the fair value of the interest. NAV is provided by the asset managers, and in some cases, estimates are used for valuation and are subject to variations depending on those estimates. Our funds valued at NAV have various redemption requirements and lock-up provisions (see Note 2 of the Notes to Consolidated Financial Statements for further information).
Our ability to issue debt or letters of credit or other types of indebtedness on terms consistent with current debt is subject to market conditions, economic conditions at the time of proposed issuance, result of rating review and the inclusion in certain bond indices of past and future issues. Also, certain of our current debt agreements include financial covenants, and the issuance of debt by one of our insurance subsidiaries requires regulatory approval, both of which may limit or prohibit the issuance of additional debt.
Our Revolving Credit Agreement, which expires in April 2028, permits borrowings of up to $300 million and includes an additional $125 million delayed draw term loan ("Term Loan"). The agreement requires that our consolidated debt to capital ratio (0.26 to 1.0 at December 31, 2024) be 0.35 to 1.0 or less and that we maintain a minimum net worth, excluding AOCI, of at least $912 million which represented 65% of consolidated shareholders' equity, excluding AOCI, determined as of December 31, 2022.
Our outstanding debt at December 31, 2024 includes a Revolving Credit Agreement, Term Loan and Contribution Certificates. See Note 10 of the Notes to Consolidated Financial Statements for additional information. There is no guarantee that additional debt could be issued on similar terms in the future as rates available to us may change due to changes in the economic climate, or shifts in the yield curve may occur, or an increase in our level of debt may result in rating agencies lowering our debt rating.
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
We are exposed to fluctuations in foreign currency exchange rates, which could have an adverse effect on our results of operations and financial condition.
Fluctuations in foreign currency exchange rate changes primarily relate to foreign currency denominated available-for-sale fixed maturities and loss reserves associated with our strategic partnership with an international medical professional liability insurer. Our participation in this program has grown in recent years which has led to greater volatility in our results of operations even with nominal movements in exchange rates given the size of the reserve. We mitigate foreign exchange exposure and manage market risks that arise in the normal course of business by generally matching the currency and duration of associated investments to the corresponding loss reserves as well as utilizing foreign currency forward contracts. There is no guarantee that these mitigation efforts will be effective due to factors such as volatility, currency variations and timing of foreign currency cash flows which could result in significant losses incurred.
Our provision for income taxes, our recorded tax liabilities and net deferred tax assets, including any valuation allowances, are recorded based on estimates and actual tax amounts may be different than we have estimated, both with regard to amounts recognized and the timing of recognition. Such differences could affect our results of operations or cash flows.
Our provision for income taxes, our recorded tax liabilities and net deferred tax assets, including any valuation allowances, are recorded based on estimates. These estimates require us to make significant judgments regarding a number of factors, including, among others, the applicability of various federal and state laws, the interpretations given to those tax laws by taxing authorities, courts and the Company, the timing of future income and deductions, our tax planning strategies and our expected levels and sources of future taxable income. Projections about our future operations and taxable income are inherently subject to significant risks, assumptions, estimates and uncertainties and may therefore differ materially from our actual financial results, which could have a material adverse effect on our tax positions. We believe our tax positions, except for our uncertain tax positions, are supportable under current tax laws and that our estimates are prepared in accordance with GAAP. Resolution of uncertain tax positions could result in an actual tax benefit or deduction that is different than we have estimated. Additionally, from time to time, due to changes in economic and/or political conditions, there are changes in tax laws and interpretations of tax laws which could significantly change our estimates of the amount of tax benefits or deductions expected to be available to us in future periods. Changes to our prior estimates in these cases would be reflected in the period changed and could have a material effect on our effective tax rate, financial position, results of operations and cash flows. As the Company has reinsurance operations domiciled in the Cayman Islands, changes in the tax laws of the Cayman Islands as well as the change in U.S. federal tax law as a result of the TCJA regarding outbound cross border affiliate reinsurance could result in the loss of profitability of that business.
We are subject to U.S. federal and various state income taxes as well as U.K. related taxes. We are periodically under examination by federal, state and local authorities regarding income tax matters, and our tax positions could be successfully challenged; the costs of defending our tax positions could be considerable. Our estimate of our potential liability for known uncertain tax positions is reflected in our financial statements. As of December 31, 2024 we had a net deferred tax asset of approximately $163.9 million and a net federal income tax payable of approximately $1.0 million, which included a nominal liability for unrecognized current tax benefits.

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
The passage of tort reform or other legislation, and the subsequent review of such laws by the courts, could have a material impact on our operations.
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
In 1975, California enacted MICRA which, among other things, established a $250,000 cap on non-economic damages in medical cases. In May 2022, California's Governor signed an amendment to MICRA which substantially changed many aspects of MICRA, including, but not limited to, an increase in the cap on non-economic damages and an increase in caps on attorney's fees. For a non-death case, the cap increased from $250,000 to $350,000 on January 1, 2023, with an incremental increase over the next 10 years to $750,000. For a wrongful death case, the cap increased from $250,000 to $500,000 on January 1, 2023, with an incremental increase over the next 10 years to $1.0 million. After the caps reach $750,000/$1.0 million in 2033, they will increase by 2% per annum thereafter effective January 1, 2034. These increases could have a material adverse effect on our financial condition, results of operations and cash flows given our concentration in California.
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
Our insurance businesses are subject to extensive regulation by state insurance authorities in each state in which they operate. Regulation is intended for the benefit of policyholders rather than shareholders. In addition to the amount of dividends and other payments that can be made to a holding company by insurance subsidiaries, these regulatory authorities have broad administrative and supervisory power relating to:
•licensing requirements;
•trade practices;
•capital and surplus requirements;
•investment practices; and
•rates charged to insurance customers.
These regulations may impede or impose burdensome conditions on rate changes or other actions that we may desire to take in order to benefit our results of operations. In addition, we may incur significant costs in the course of complying with regulatory requirements. Most states also regulate insurance holding companies like us in a variety of matters such as acquisitions, solvency and risk assessment, changes of control and the terms of affiliated transactions. In addition, rules and regulations have recently been introduced in the area of information security, which may also affect our business (see further discussion that follows in Item 1C "Cybersecurity").
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
Given the current uncertainty surrounding Environmental, Social and Governance and other similar environmental and public policy matters, we cannot predict whether there will be legislation and regulation that will ultimately affect our financial condition, operating performance and ability to compete.
The degree to which the SEC or other regulatory bodies may require climate change disclosures or other ESG-related measures is currently uncertain. As a result, we cannot fully assess the risk associated with the time, expense and business impact of compliance with ESG related matters at this time, and we will closely monitor developments and changes in this area. Aside from federal regulatory requirements, state regulators, investors, policyholders and other stakeholders may continue to focus on ESG matters. In October 2024, the Governor of California signed a bill requiring certain climate-related disclosures for certain companies that do business in California, with initial disclosures to begin in 2026. Compliance with the California law or other similar requirements for disclosures related to climate change and other environmental issues would be burdensome and costly.
The assessments that we are required to pay to state associations may increase or our participation in mandatory risk retention pools could be expanded and our results of operations and financial condition could suffer as a result.
Each state in which we operate has separate insurance guaranty fund laws requiring admitted property and casualty insurance companies doing business within their respective jurisdictions to be members of their guaranty associations. These associations are organized to pay covered claims (as defined and limited by the various guaranty association statutes) under insurance policies issued by insurance companies that have become insolvent. Most guaranty association laws enable the associations to make assessments against member insurers to obtain funds to pay covered claims after a member insurer becomes insolvent. These associations levy assessments (up to prescribed limits) on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the covered lines of business in that state. Maximum assessments generally vary between 1% and 2% of annual premiums written by a member in that state. Some states permit member insurers to recover assessments paid through surcharges on policyholders or through full or partial premium tax offsets, while other states permit recovery of assessments through the rate filing process. We had no significant guaranty fund recoupments or assessments in 2024, 2023 or 2022. Our practice is to accrue for insurance insolvencies when notified of assessments. We are not able to reasonably estimate assessments or develop a meaningful range of possible assessments prior to notice because the guaranty funds do not provide sufficient information for development of such estimates or ranges.
Certain states in which we write workers’ compensation insurance have established administrative and/or second injury funds that levy assessments against insurers that write business in their state. The assessments are generally based on an insurer’s proportionate share of premiums or losses in a particular state, and the assessment rate can vary from year to year.
Risk pooling mechanisms have been established in certain states that offer insurance coverage to individuals or entities who are otherwise unable to purchase coverage from private insurers. Authorized property and casualty insurers in these states are generally required to share in the underwriting results of these pooled risks, which are typically adverse. Should our mandatory participation in such pools be increased or if the assessments from such pools increased, our results of operations and financial condition would be negatively affected, although that was not the case in 2024, 2023 or 2022.
Provisions in our charter documents, Delaware law and state insurance law may impede attempts to replace or remove management or may impede a takeover, which could adversely affect the value of our common stock.
Our certificate of incorporation, bylaws and Delaware law contain provisions that may have the effect of inhibiting a non-negotiated merger or other business combination. As of December 31, 2024, we currently have no preferred stock outstanding. In addition, our Corporate Governance Principles provide that the Board, subject to its fiduciary duties, will not issue any series of preferred stock for any defense or anti-takeover purpose, for the purpose of implementing any stockholders rights plan, or with features intended to make any acquisition more difficult or costly without obtaining stockholder approval. However, because the rights and preferences of any series of preferred stock may be set by the Board in its sole discretion, the rights and preferences of any such preferred stock may be superior to those of our common stock and thus may adversely affect the rights of the holders of common stock.
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
We are subject to numerous NYSE and SEC regulations including insider trading regulations, Regulation FD and regulations requiring timely and accurate reporting of our operating results as well as certain events and transactions. Noncompliance with these regulations could subject us to enforcement actions by the NYSE or the SEC and could affect the value of our shares and our ability to raise additional capital.
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
Our top five states, Pennsylvania, California, Alabama, Florida, and Texas represented 45% of our direct premiums written for the year ended December 31, 2024. Moreover, on a combined basis, Pennsylvania, California and Alabama accounted for 34% of our direct premiums written for the year ended December 31, 2024. Unfavorable business, economic or regulatory conditions in any of these states could have a disproportionately greater effect on us than they would if we were less geographically concentrated.
From time to time, we may identify opportunities for growth through acquisitions. However, approval of acquisitions may not be granted or conditions of approval may adversely alter the expected value and benefits of the acquisition. In addition, expected benefits from acquisitions may not be achieved or may be delayed longer than expected.
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
We are a holding company whose principal source of external revenue is our investment revenues. In addition, cash dividends and other permitted payments from operating subsidiaries represent another source of funds. If our operating subsidiaries are unable to make payments to us, or are able to pay only limited amounts, we may be unable to make payments on our indebtedness, meet other holding company financial obligations, or pay dividends to shareholders. The payment of dividends by these operating subsidiaries is subject to restrictions set forth in the insurance laws and regulations of their respective states of domicile, as discussed in Item I under the heading "Insurance Regulatory Matters."
A natural disaster or pandemic event, or closely related series of events, could cause loss of lives or a substantial loss of property or operational ability at one or more of the Company's facilities.
Our disaster preparedness encompasses our Business Continuity Plan, Disaster Recovery Plan, Operations Plan and Pandemic Response Plan. Our disaster preparedness is focused on maintaining the continuity of our data processing and telephone capabilities in the event of a natural disaster or medical event. Our disaster preparedness relies on team members working remotely in the event of a natural disaster or medical event. Our plans are reviewed during the insurance department examinations of the statutory insurance companies. While we have plans in place to respond to both short- and long-term disaster scenarios, the loss of certain key operating facilities or data processing capabilities could have a significant impact on our operations.
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
We develop and incorporate artificial intelligence technology in certain of our processes and plan to develop and incorporate additional artificial intelligence technology in future processes. In the fourth quarter of 2024, we introduced tools that will help us address the challenging market conditions by using artificial intelligence along with underwriting and claims data analytics to enhance underwriting profitability, productivity and efficiency. We entered into an agreement with a leading provider of artificial intelligence technology for insurance claims optimization, to enhance medical outcomes for injured workers, improve our case reserve estimation capabilities and lighten the administrative burdens for our claims professionals. We intend to leverage this platform beginning in 2025 to address various aspects of escalating medical costs, including their medical document intelligence platform that helps direct care to the best-performing providers, and their tool to help identify high-severity claims early in the claims’ life cycle. Issues in the development and use of artificial intelligence, including machine learning, generative artificial intelligence tools and large language models may result in reputational harm, liability, security threats or other adverse consequences to our business operations as well as to certain of our insureds. In addition, our vendors may incorporate generative artificial intelligence tools into their offerings without disclosing this use to us, and the providers of these generative artificial intelligence tools may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection and may inhibit our vendors’ ability to maintain an adequate level of service and experience.
If we, our vendors, or our third-party partners experience an actual or perceived breach of privacy or security incident related to the use of artificial intelligence, we may lose valuable intellectual property and confidential information and our reputation and the public perception of the effectiveness of our security measures could be harmed. Further, bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information and intellectual property. If any of these events were to occur, it could have a material, adverse effect on our business and reputation.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.
None.

ITEM 1C.	CYBERSECURITY.
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
ProAssurance's Information Systems Security department, with assistance from third-party security vendors, continually monitors the Company's systems for indicators of attack or compromise to mitigate the risk of cyberattacks. The Company regularly enhances its cyber and information security in order to identify and neutralize emerging threats and improve its ability to prevent, detect and respond to attempts to gain unauthorized access to the Company's data and systems. ProAssurance regularly adds additional security measures to its computer systems and network infrastructure to mitigate the possibility of cybersecurity breaches, including firewalls and penetration testing. The Company encrypts sensitive information and data and utilizes stringent access controls. Team members are required to complete quarterly security training which encompasses a wide range of cybersecurity topics. This training informs all team members of the processes and procedures to follow in the case they encounter a possible cybersecurity threat. This training is reinforced through periodic simulated phishing tests. Further, all team members are required to read and acknowledge the Company's guidelines for the use of publicly available generative artificial intelligence tools. The Company's guidelines explain how to protect the Company from risks that can arise if legally protected, proprietary or confidential information is shared with these tools.
The Company also evaluates the integrity and security of the technology infrastructure of certain third parties that access, process or store data that the Company considers to be sensitive, significant or legally protected. ProAssurance reviews and assesses its third-party providers' cybersecurity controls, as appropriate, and makes changes to the Company's business processes to manage these risks.
Governance
While our Board is responsible for ensuring that our entire ERM process is in place and functioning, our Audit Committee has the primary oversight responsibility for risks relating to cybersecurity. Our Vice President of Information Security regularly attends and presents to our Audit Committee on material cybersecurity risks and mitigating procedures. Our Vice President of Information Security oversees ProAssurance's information security and data privacy programs and is responsible for establishing and implementing our security strategy alongside our General Counsel, to whom the Vice President of Information Security reports directly. Our Vice President of Information Security has been with ProAssurance since 1998 and has over 26 years of IT and cybersecurity experience.
The Company has a formal process in place for identifying, handling and disclosing of material cybersecurity incidents. The Company's Security Oversight Committee includes our Chief Financial Officer, General Counsel, Vice President of Information Security and representatives from our Internal Audit, Legal, Compliance and Information Systems departments. The purpose of the SOC is to develop and review the Information Security policies, standards and guidelines for the Company that manage Cyber Risk. Furthermore, the Company's Code of Ethics and Conduct explicitly prohibits officers, directors, team members or other insiders who are subject to the Code from transacting in the Company's stock during a time when such individuals have knowledge of any material undisclosed cybersecurity incident or breach.
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
All possible cybersecurity incidents are reported to our General Counsel for consideration of materiality. Our General Counsel escalates consideration of materiality to our Chief Executive Officer, Chief Financial Officer and other corporate officers as appropriate. The Company does not utilize any third-party service providers for consideration of materiality for cybersecurity incidents. Upon determination that the Company has experienced a material cybersecurity incident, the Company will disclose the incident within four business days as required by regulation. Our Board will also be notified of any material cybersecurity incidents immediately upon determination of materiality.
To date, no risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect the Company. Please refer to Item 1A, Risk Factors under the heading "Technology, Data Security and Privacy" for additional information on our cybersecurity threats.

ITEM 2.	PROPERTIES.
We own three office properties, all of which are unencumbered:

	Square Footage of Properties
Property Location	Occupied by ProAssurance	Leased or Available for Lease	Total
Birmingham, AL(1)	120,000	45,000	165,000
Franklin, TN (2)	25,000	78,000	103,000
Okemos, MI	53,000	—	53,000
(1) Corporate Headquarters
(2) In January 2025, ProAssurance accepted an offer for the sale of the Franklin, TN property to a third-party for approximately $19.5 million. The sale is expected to close during March 2025.

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

Edward L. Rand, Jr.
Mr. Rand was appointed as our Chief Executive Officer in 2019 and has served as President since 2018. Mr. Rand previously served as Chief Operating Officer, Chief Financial Officer, Executive Vice President and Senior Vice President since joining ProAssurance in 2004. Mr. Rand also has previously served as President of our Medmarc subsidiary from 2016 to 2018. Prior to joining ProAssurance, Mr. Rand was Chief Accounting Officer and Head of Corporate Finance for PartnerRe Ltd. Prior to that time, Mr. Rand served as the Chief Financial Officer of Atlantic American Corporation. (Age 58)

Noreen L. Dishart
Ms. Dishart was appointed as an Executive Vice President in 2020 and has served as our Chief Human Resources Officer since 2015. Ms. Dishart has previously served as Vice President of Human Resources of our Eastern subsidiary for 9 years. Ms. Dishart has over 39 years of experience in Human Resources including positions with Johnson & Johnson/Merck. (Age 61)

Robert D. Francis
Mr. Francis was appointed President of Medical Professional Liability and to the Executive Leadership Team in 2023. Mr. Francis began his career in medical professional liability insurance at Mutual Assurance Society of Alabama in 1984 and worked for predecessors of ProAssurance until 2004, serving as Chief Underwriting Officer and Chief Operating Officer of the Southern Division. Prior to rejoining ProAssurance, Mr. Francis was Chief Operating Officer of The Doctor’s Company. (Age 62)

Dana S. Hendricks
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
Mr. Lisenby was appointed as an Executive Vice President in 2014 and is also our General Counsel, Corporate Secretary and head of the corporate Legal Department. Mr. Lisenby has previously served as Senior Vice President. Prior to joining ProAssurance, Mr. Lisenby practiced law privately in Birmingham, Alabama. Mr. Lisenby is a member of the Alabama State Bar and the United States Supreme Court Bar and is a Chartered Property Casualty Underwriter. (Age 56)

Karen M. Murphy
Ms. Murphy was appointed President of Life Sciences and to the Executive Leadership team in 2023. Ms. Murphy previously served as General Counsel of Medmarc where she oversaw the legal, regulatory compliance and human resources functions and functioned as Corporate Secretary. Ms. Murphy is licensed to practice law in the State of New York and holds a Corporate Counsel license in the Commonwealth of Virginia. (Age 60)

Kevin M. Shook
Mr. Shook was appointed as President of our Eastern subsidiary in 2019. Mr. Shook previously served as Executive Vice President of our Eastern subsidiary and has been with Eastern for 21 years. Mr. Shook has over 31 years of insurance industry experience, including 10 years with PricewaterhouseCoopers where he primarily served companies within the insurance industry. (Age 55)

We have adopted a Code of Ethics and Conduct that applies to our directors and executive officers, including but not limited to our principal executive officer and principal financial officer. We also have share ownership guidelines in place to ensure that management maintains a significant portion of their personal investments in the stock of ProAssurance. Both our Code of Ethics and Conduct and our Share Ownership Guidelines are available on the Corporate Information section of our website. Printed copies of these documents may be obtained from our Investor Relations department by email at InvestorRelations@ProAssurance.com, by mail at P.O. Box 590009, Birmingham, Alabama 35259-0009, or by telephone at (205) 776-3028 or (800) 282-6242.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
At February 20, 2025, ProAssurance Corporation had 3,767 stockholders of record and 51,156,821 shares of common stock outstanding. ProAssurance’s common stock currently trades on the NYSE under the symbol “PRA.”
For information regarding dividends paid to shareholders in 2023 see Note 12 of the Notes to Consolidated Financial Statements.
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
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information regarding ProAssurance’s equity compensation plans as of December 31, 2024.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)		(c)
Equity compensation plans approved by security holders	1,577,413	$—	*	1,668,466
Equity compensation plans not approved by security holders	—	—		—
* No outstanding options as of December 31, 2024. Other outstanding share units have no exercise price.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs* (In thousands)
October 1 - October 31, 2024	—	N/A	—	$55,902
November 1 - November 30, 2024	—	N/A	—	$55,902
December 1 - December 31, 2024	—	N/A	—	$55,902
Total	—	$—	—
* Under its current plan begun in November 2010, the Board has authorized $600 million for the repurchase of common shares or the retirement of outstanding debt. This is ProAssurance's only plan for the repurchase of common shares, and the plan has no expiration date.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion generally focuses on the change in financial condition, results of operations and cash flows for the year ended December 31, 2024 as compared to the year ended December 31, 2023 and should be read in conjunction with the Consolidated Financial Statements and Notes to those statements which accompany this report. For a full discussion of the changes in the financial condition, results of operations and cash flows for the year ended December 31, 2023 as compared to the year ended December 31, 2022, please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of ProAssurance's December 31, 2023 report on Form 10-K.
Throughout the discussion we use certain terms and abbreviations, which can be found in the Glossary of Terms and Acronyms at the beginning of this report. In addition, a glossary of insurance terms and phrases is available on the investor section of our website. Throughout the discussion, references to "ProAssurance," "ProAssurance Group," "PRA," "Company," "organization," "we," "us" and "our" refer to ProAssurance Corporation and its consolidated subsidiaries. The discussion contains certain forward-looking information that involves significant risks, assumptions and uncertainties. As discussed under the heading "Caution Regarding Forward-Looking Statements," our actual financial condition and results of operations could differ significantly from these forward-looking statements.
ProAssurance Overview
ProAssurance Corporation is a holding company for property and casualty insurance companies. Our insurance subsidiaries provide medical professional liability insurance, liability insurance for medical technology and life sciences risks and workers' compensation insurance.
We operate in four segments which are based on our internal management reporting structure for which financial results are regularly evaluated by our Chief Executive Officer (our CODM) to determine resource allocation and assess operating performance: Specialty P&C, Workers' Compensation Insurance, Segregated Portfolio Cell Reinsurance and Corporate. Additional information on our four operating and reportable segments is included in Note 16 of the Notes to Consolidated Financial Statements, Part I and in the Segment Results sections herein that follow.
Growth Opportunities and Outlook
Given the cyclical nature of our insurance operations, our financial objectives span multiple years and we target a dynamic long-term ROE of 700 basis points above the 10-year U.S. Treasury rate, which at December 31, 2024 was approximately 11.6%. To achieve our long-term ROE target, we emphasize rate adequacy, selective underwriting, use of our proprietary data and predictive analytics, effective claims management, operational efficiency gained by leveraging our enhanced scope and scale and prudent investment management. Our overall investment strategy is to focus on maximizing current income from our investment portfolio while maintaining appropriate credit risk, liquidity, duration, portfolio diversification and capital efficiency.
Our focus on ROE and consequently, Non-GAAP operating earnings, means that we place profitability over growth and will make decisions to shrink our businesses if we believe it is in the best long-term interest of the Company. We are focused on strategic initiatives in our insurance operations to support the achievement of our long-term objectives. Over the long-term, we are focused on capturing a larger share of the medical professional liability and workers’ compensation insurance markets in specific geographic areas and sub-sectors if we believe we can do so and achieve our profitability targets; this may lead to top-line growth in the future. Over the Company's history, we also have grown through the acquisition of other insurers, service providers and books of business.

We operate in very competitive markets and face strong competition from other insurance companies for all of our insurance products. Our Specialty P&C segment includes our MPL insurance operations, which represents the largest product line in our consolidated gross premiums written (70% in 2024). The healthcare market in the U.S. is continuing to consolidate, which brings competitive challenges and opportunities. This consolidation initially took the form of hospitals acquiring physician practices and later the growth of physician groups owned by outside investors. As these trends continue, most physicians no longer practice medicine as owners of an independent practice. Large single and multi-specialty practices often operate in many states. Healthcare delivery settings are changing with the growth of retail delivery by allied healthcare professionals as well as physicians practicing in distributed clinics, pharmacies, large consumer stores and online. The shifts within the healthcare settings continue to impact the overall market for medical professional liability products due to their differing risk profiles. We are focused on serving those segments of the market where we believe we can achieve our profitability objectives over time.
Over the past several years, we also have responded to rising severity in the medical professional liability market driven by social inflation and eroding tort reforms that have been adversely affecting the loss environment. We believe we have stayed ahead of many in the space in achieving rate levels in MPL that outpace severity trends that continue to be challenging. We also continue to forgo renewal and new business opportunities in this loss environment that we believe do not meet our expectation of rate adequacy. We are encouraged that retention of existing insureds is at 84% with strong retention of the more profitable small to midsize accounts, reinforcing our relevance in the market. New business continues to be impacted by our focus on rate adequacy and may continue to trend lower in the near term.
Along with our pricing actions, we remain focused on disciplined underwriting and managing claims to address these market conditions. Innovation tools also continue to enhance our risk selection, pricing decisions and workflows. Work is ongoing to maximize the use of predictive analytics to leverage our extensive data and to identify specific geographic markets and specialty sub-sectors where there are opportunities to write business that has the potential to meet our profitability objectives. We are also committed to ensuring that our insured and distribution partners find us easy to do business with - helping distinguish us in the marketplace.
Our Specialty P&C segment also includes medical technology liability insurance, which contributed 4% to consolidated gross premiums written in 2024. It is less affected by the trends affecting the healthcare sector and has the potential to increase its market share over time.
Our second largest product line is workers' compensation insurance which represents 23% of our consolidated gross premiums written in 2024, including alternative market premiums which are eliminated in consolidation. The workers’ compensation market is highly competitive and multi-line insurers continue to leverage workers’ compensation in their product offerings, which has resulted in a reduction of new business writings. The rates we charge our policyholders remain pressured by the continuation of loss cost decreases in the states within our operating territories, and most states in which we operate have approved additional loss cost decreases for 2025. Our workers' compensation product offerings are designed to provide flexibility in offering solutions to our customers at a competitive price. In addition, we plan to leverage our investment in claims handling and risk management services beginning in the first half of 2025 to support our strong renewal retention and our ability to effectively manage expenses.
We believe our focus on our organization's Mission, Vision and Core Values enhances our market position and differentiates us from other insurers. We will continue to uphold our values of integrity, leadership, relationships and enthusiasm in all of our activities. We will honor these values in the performance of our Mission and pursuit of our Vision. We believe a commitment to our Mission and Vision in the service of our customers will continue to improve retention and add new insureds.
Key Performance Measures
We are committed to disciplined underwriting, pricing and loss reserving practices as well as strategically managing our investment portfolio. We are also committed to maintaining prudent operating and financial leverage. We recognize the importance that our customers and producers place on the financial strength of our insurance subsidiaries, and we manage our business to protect our financial security.
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
•Non-GAAP operating income (loss) which is widely used to evaluate performance within the insurance sector. In calculating Non-GAAP operating income (loss), we exclude the effects of items that do not reflect normal operating results. We believe Non-GAAP operating income (loss) presents a useful view of the performance of our core insurance operations; however, it should be considered in conjunction with net income (loss) computed in accordance with GAAP. See a reconciliation to its GAAP counterpart in the Executive Summary of Operations section under the heading “Non-GAAP Financial Measures” that follows.
•ROE which is calculated as net income (loss) divided by the average of beginning and ending shareholders’ equity. This ratio measures our overall after-tax profitability and shows how efficiently capital is being used.
•Non-GAAP operating ROE which is calculated as Non-GAAP operating income (loss) divided by the average of beginning and ending total shareholders’ equity. Non-GAAP operating ROE measures the overall after-tax profitability of our core insurance operations and shows how efficiently capital is being used; however, it should be considered in conjunction with ROE computed in accordance with GAAP. See a reconciliation to its GAAP counterpart in the Executive Summary of Operations section under the heading “Non-GAAP Financial Measures” that follows.
•Book value per share which is calculated as total shareholders’ equity divided by the total number of common shares outstanding at the balance sheet date. This ratio measures the net worth of the Company to shareholders on a per-share basis. Growth in book value per share is an indicator of overall profitability.
•Non-GAAP adjusted book value per share which is a Non-GAAP measure widely used within the insurance sector and is calculated as total shareholders’ equity, excluding AOCI, divided by the total number of common shares outstanding at the balance sheet date. This Non-GAAP calculation measures the net worth of the Company to shareholders on a per share basis excluding AOCI to eliminate the temporary and potentially significant effects of fluctuations in interest rates on our fixed income portfolio; however, it should be considered in conjunction with book value per share computed in accordance with GAAP. See a reconciliation to its GAAP counterpart in the Executive Summary of Operations section under the heading “Non-GAAP Financial Measures” that follows.
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
As of December 31, 2024, our reserve is comprised almost entirely of long-tail exposures. The estimation of long-tailed losses is inherently complex and is subject to significant judgment on the part of management. Due to the nature of our claims, our loss costs, even for claims with similar characteristics, can vary significantly depending upon many factors, including but not limited to the specific characteristics of the claim and the manner or jurisdiction in which the claim is resolved. Long-tailed insurance is characterized by the extended period of time typically required both to assess the viability of a claim and potential damages, if any, and to reach a resolution of the claim. The claims resolution process may extend to more than five years. The combination of continually changing conditions and the extended time required for claim resolution results in a loss cost estimation process that requires actuarial skill and the application of significant judgment, and such estimates require periodic modification.
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
Our reserving process can be broadly grouped into three areas: the establishment of the reserve for the current accident year (the initial reserve), the re-estimation of the reserve for prior accident years (development of prior accident years) and the establishment of the initial reserve for risks assumed in business combinations, applicable only in periods in which acquisitions occur (the acquired reserve). A summary of the activity in our net reserve for losses during 2024 and 2023 is provided under the heading "Losses" in the Liquidity and Capital Resources and Financial Condition section that follows.
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
Specialty P&C Segment. Loss costs within this segment are impacted by many factors including but not limited to the nature of the claim, including whether or not the claim is an individual or a mass tort claim, the personal situation of the claimant or the claimant's family, the outcome of jury trials including the impacts of social inflation, the legislative and judicial climate where any potential litigation may occur, general economic and social trends and the trend of healthcare costs. Within our Specialty P&C segment, for our professional liability business (86% of our consolidated gross reserve for losses and loss adjustment expenses as of December 31, 2024; predominately comprised of our MPL products), we set an initial reserve using a loss ratio approach based upon our evaluation of the current loss environment including frequency, severity, monetary inflation, social inflation and legal trends. See further discussion in our Segment Results - Specialty Property & Casualty section that follows under the heading "Losses and Loss Adjustment Expenses."
The risks insured in our Medical Technology Liability business (3% of our consolidated gross reserve for losses and loss adjustment expenses as of December 31, 2024) are more varied, and policies are individually priced based on the risk characteristics of the policy and the account. The insured risks range from startup operations to large multinational entities, and the larger entities often have significant deductibles or self-insured retentions. Reserves are established using our most recently developed actuarial estimates of losses expected to be incurred based on factors which include results from prior analysis of similar business, industry indications, observed trends and judgment. Claims in this line of business primarily involve bodily injury to individuals and are affected by factors similar to those of our MPL line of business. For the Medical Technology Liability business, we also establish an initial reserve using a loss ratio approach, including a provision in consideration of historical loss volatility that this line of business has exhibited.

Workers' Compensation Insurance Segment. Many factors affect the ultimate losses incurred for our workers' compensation coverages (6% of our consolidated gross reserve for losses and loss adjustment expenses as of December 31, 2024) including but not limited to the type and severity of the injury, the age, health and occupation of the injured worker, the estimated length of disability, medical treatment and related costs, and the jurisdiction and workers' compensation laws of the state of the injury occurrence.
We use various actuarial methodologies in developing our workers’ compensation reserve, combined with a review of the payroll exposure base. For the current accident year, given the lack of seasoned information, the different actuarial methodologies produce results with significant variability; therefore, more emphasis is placed on supplementing results from the actuarial methodologies with trends in exposure base, medical expense inflation, general inflation, severity and claim counts, among other things, to select an ultimate loss indication.
Segregated Portfolio Cell Reinsurance Segment. The factors that affect the ultimate losses incurred for the workers' compensation and medical professional liability coverages assumed by the SPCs at Inova Re and Eastern Re (2% of our consolidated gross reserve for losses and loss adjustment expenses as of December 31, 2024) are consistent with that of our Workers’ Compensation Insurance and Specialty P&C segments, respectively.
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
The analyses performed by our internal actuarial team and the consulting actuaries analyzes each partition of our business in a variety of ways and uses multiple actuarial methodologies in performing these analyses, including:
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
For our Workers’ Compensation Insurance segment and for the workers' compensation exposures in our Segregated Portfolio Cell Reinsurance segment, we utilize the Reported (Incurred) Development Method, Paid Development Method and Bornhuetter-Ferguson Method, to develop our reserve for each accident year. The actuarial review includes the stratification of claims data (lost time claims, medical only claims) using different variations that allow us to identify trends that may not be readily identifiable if the data was evaluated only in the aggregate. Reported and paid loss development factors are key assumptions in the reserve estimation process and are influenced by our historical reported and paid loss development patterns. As accident years mature, the various actuarial methodologies produce more consistent loss estimates.
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
Our loss reserves may be impacted by social inflation, which is generally described as the rising costs of insurance claims resulting from factors including, but not limited to, increasing litigation, broader definitions of liability, more plaintiff-friendly legal decisions, jury behavior, third-party litigation financing, and larger compensatory jury awards and non-economic damages. These factors could lead to greater than anticipated claims and claim handling expenses which could exceed our established reserves causing us to increase our loss reserves.
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

MPL. Over the past several years the most influential factor affecting the analysis of our MPL reserves and the related development recognized has been an observed increase in claim severity for the broader medical professional liability industry as well as higher initial loss expectations on incurred claims. The severity trend is an explicit component of our pricing models and directly impacts the reserving process. Our estimate of this trend and our expectations about changes in this trend impact a variety of factors, from the selection of expected loss ratios to the ultimate point estimates established by management.
Because of the implicit and wide-ranging nature of severity trend assumptions on the loss reserving process, it is not practical to specifically isolate the impact of changing severity trends. However, because severity is an explicit component of our MPL pricing process we can better isolate the impact that changing severity can have on our loss costs and loss ratios in regards to our pricing models for this business component. Our current MPL pricing models assume severity trends in the range of 3% to 6% depending on state, territory and specialty. In some portions of our MPL business, we have observed and reflected higher severity trends in our estimates of losses and loss adjustment expenses.
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
Although the future degree and impact of the ultimate severity trend remains uncertain due to the long-tailed nature of our business, we have given consideration to observed loss costs in setting our rates. For our MPL business, this practice has recently resulted in rate increases reflecting the rising loss cost environment, and we anticipate further renewal pricing increases due to increasing loss severity.
Workers' Compensation. In our workers’ compensation business, severity is not an explicit component of our pricing process, as loss costs are established by the states in which we operate. We do, however, have the ability in certain states to apply for increases in our loss cost multipliers to adjust for company specific loss experience that is higher than state loss cost changes. In our reserving process, we consider the loss severity trends in evaluating both our current and expected loss development. Historically, we have been able to minimize the impact of higher severity trends as a result of our early intervention and case management strategies in our claims process, which results in claims being resolved more quickly than the industry norm. However, in the second half of 2023, we observed higher than expected loss trends in our average cost per claim which we primarily attribute to increased medical costs driven by wage inflation and medical advancements. In response to these trends, we increased both our current accident year loss ratio and prior year reserves in 2023. While we continue to observe, and therefore reflect, higher medical loss cost trends, we have seen these trends begin to moderate in 2024, including a reduction in the 2024 average cost per claim.
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
We have used this modeled statistical distribution to calculate an 80% and 60% confidence interval for the potential outcome of our consolidated net reserve for losses. The high and low end points of the distributions are as follows:

	Low End Point	Carried Net Reserve	High End Point
80% Confidence Level	$2.085 billion	$2.849 billion	$3.726 billion
60% Confidence Level	$2.302 billion	$2.849 billion	$3.344 billion
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
Loss Development by Line of Business
Professional Liability
Our professional liability business is primarily compromised of our MPL line of business. We also provide professional liability coverage to attorneys and their firms in select areas of practice. As a result of the higher severity environment, we saw our closed-with-indemnity-payment ratio (i.e., the number of suits closed with an indemnity or loss payment as compared to the total number of closed suits) for our claims increase from 28% in 2015 to 35% in 2024.
The following table presents additional information about the loss development for our professional liability line of business, excluding loss development for MPL coverages assumed by the SPCs at Inova Re and Eastern Re. Furthermore, loss development for our professional liability line of business for the years ended December 31, 2024, 2023 and 2022 excludes the amortization of purchase accounting fair value adjustments.

($ in thousands)		2024		2023		2022
Accident Years	Estimated Ultimate Losses, Net of Reinsurance, December 31, 2024	Reserve Development (favorable) unfavorable	% of Known Claims Closed	Reserve Development (favorable) unfavorable	% of Known Claims Closed	Reserve Development (favorable) unfavorable	% of Known Claims Closed
2024	$583,875	N/A	24.5%	N/A	N/A	N/A	N/A
2023	$643,369	$6,146	52.7%	N/A	24.7%	N/A	N/A
2022	$613,710	$(1,362)	70.8%	$(10,151)	55.0%	N/A	26.9%
2021	$680,860	$(10,207)	82.1%	$(11,690)	71.6%	$(5,754)	52.9%
2020	$868,228	$(14,686)	89.3%	$44,061	82.5%	$(17,597)	66.7%
2019	$875,608	$(3,536)	93.7%	$5,220	90.4%	$20,285	83.5%
2018	$852,679	$2,782	96.3%	$413	93.6%	$4,491	89.5%
2017	$718,374	$2,273	96.5%	$(8,265)	95.4%	$(10,261)	93.3%
2016	$735,957	$(2,555)	91.7%	$(2,922)	92.3%	$1,642	91.0%
2015	$661,638	$(7,445)	99.4%	$(3,825)	98.9%	$5,190	98.1%
Prior to 2015	$13,266,105	$(5,336)		$(3,232)		$(11,997)
•The loss environment in our MPL line of business continues to be challenging in many jurisdictions, as claim costs are pressured by social inflation and higher than anticipated loss severity trends that started to reemerge in the fourth quarter of 2022. We continue to monitor the impact that these trends have on our open case reserves and prior accident year development. While higher loss severity trends remained challenging in 2024, we recognized net favorable reserve development of $33.9 million during the year ended December 31, 2024 reflecting overall favorable trends in claim closing patterns relative to expectations, principally related to accident years 2019 through 2021.
•Net unfavorable development recognized during 2023 principally related to accident years 2019 and 2020. Net unfavorable reserve development recognized in 2023 was driven by the strengthening of case reserves related to four large claims resulting in unfavorable development of $10.1 million in our MPL line of business during the first quarter of 2023, primarily related to NORCAL's accident years 2016 and 2020, partially offset by $0.5 million of net favorable reserve development recognized during the fourth quarter of 2023, primarily related to accident years 2018 and prior in our legacy book. Further, we recognized unfavorable development in the fourth quarter of 2023 in NORCAL’s 2020 and prior accident year reserves which was entirely offset by favorable development recognized in NORCAL’s 2021 and 2022 accident year reserves since acquisition. These adjustments to NORCAL’s reserves had no impact to the segment’s net losses.
•Development recognized during 2022 principally related to accident years 2017, 2020 and 2021. Net favorable development recognized in 2022 included favorable development related to NORCAL's 2021 accident year. Net favorable prior accident year reserve development recognized in 2022 was partially offset by unfavorable development recognized in our MPL line of business, excluding NORCAL, driven by higher than anticipated loss severity trends, which emerged primarily in the fourth quarter of 2022. In addition, we recognized favorable prior year reserve development of $9.0 million in 2022 related to the 2020 accident year associated with the remaining reduction to our previous COVID-19 IBNR reserve due to the fact that early first notices of potential claims did not turn into claims.
•Not included in the table above, is $5.3 million, $8.3 million and $10.8 million of amortization of the purchase accounting fair value adjustment on NORCAL's assumed net reserve and amortization of the negative VOBA associated with NORCAL's DDR reserve which is recorded as a reduction to prior accident year net losses and loss adjustment expenses in 2024, 2023 and 2022, respectively.
•Not included in the above table is $0.3 million, $1.3 million and $0.7 million of unfavorable development recognized in 2024, 2023 and 2022, respectively, in our Segregated Portfolio Cell Reinsurance segment related to the medical professional liability coverages assumed by the SPCs at Inova Re and Eastern Re, as previously discussed.

Medical Technology Liability
The nature of the risks insured and volatility of the loss experience in the Medical Technology Liability line of business has produced more variable loss development, as presented in the following table:

($ in thousands)		2024		2023		2022
Accident Years	Estimated Ultimate Losses, Net of Reinsurance, December 31, 2024	Reserve Development (favorable) unfavorable	% of Known Claims Closed	Reserve Development (favorable) unfavorable	% of Known Claims Closed	Reserve Development (favorable) unfavorable	% of Known Claims Closed
2024	$18,587	N/A	49.8%	N/A	N/A	N/A	N/A
2023	$17,255	$(1,609)	55.3%	N/A	28.0%	N/A	N/A
2022	$14,093	$(2,141)	80.2%	$(1,448)	59.6%	N/A	16.8%
2021	$13,334	$836	77.2%	$(1,647)	73.0%	$(2,759)	53.3%
2020	$10,028	$(1,098)	84.0%	$(1,442)	80.1%	$(1,921)	70.6%
2019	$12,528	$(953)	62.2%	$1,235	61.3%	$(1,337)	55.3%
2018	$9,239	$186	89.5%	$499	89.5%	$(252)	86.4%
2017	$6,846	$(65)	99.0%	$(1,056)	99.0%	$1,950	97.1%
2016	$8,802	$173	99.5%	$(517)	99.5%	$535	98.4%
2015	$8,278	$359	99.4%	$703	99.4%	$(767)	97.6%
Prior to 2015	$606,516	$(188)		$(326)		$(449)
•Approximately $3.8 million of the $4.5 million total net favorable development recognized in 2024 related to the 2022 and 2023 accident years. The development for the 2022 and 2023 accident years represents a 10.7% reduction to the ultimates established for those reserves at December 31, 2023.
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
•In 2024, 2023 and 2022, the development was largely attributable to favorable results from claims closed during the year. As time has elapsed we have recognized that actual loss experience has on average been better than estimated. We have been cautious in recognizing the improvement, but as claims have matured and claims are closed or have become more certain for the remaining open claims, we have revised reserve estimates. We believe the need for a cautious approach is required as outcomes are uncertain and results can be significantly affected by outcomes for a small number of cases.

Workers' Compensation
Claims in our workers’ compensation line of business have historically closed at a faster rate than in our MPL or Medical Technology Liability lines of business. This faster disposition rate, along with a lower net retention after the application of reinsurance, has resulted in less volatility in loss estimates on a net basis. However, a change in the number of individually-severe claims can create volatility in a given accident year. The following table presents additional information about the loss development for our workers' compensation line of business:

($ in thousands)		2024		2023		2022
Accident Years	Estimated Ultimate Losses, Net of Reinsurance, December 31, 2024	Reserve Development (favorable) unfavorable	% of Known Claims Closed	Reserve Development (favorable) unfavorable	% of Known Claims Closed	Reserve Development (favorable) unfavorable	% of Known Claims Closed
2024	$150,956	N/A	43.0%	N/A	N/A	N/A	N/A
2023	$147,742	$(1,576)	79.5%	N/A	40.3%	N/A	N/A
2022	$151,554	$(116)	91.3%	$9,016	81.3%	N/A	39.8%
2021	$145,869	$(1,255)	95.7%	$1,217	92.8%	$675	82.6%
2020	$135,155	$(255)	98.2%	$(2,318)	96.7%	$(3,348)	93.8%
2019	$146,722	$(1,183)	98.3%	$(2,119)	97.9%	$(4,143)	96.2%
2018	$156,067	$(1,266)	98.5%	$(1,819)	98.1%	$(410)	97.2%
2017	$125,135	$(479)	98.8%	$(711)	98.7%	$(3,209)	98.2%
2016	$107,362	$(13)	99.1%	$(231)	99.0%	$(2,179)	98.5%
2015	$115,776	$(269)	99.3%	$(232)	99.2%	$(1,285)	98.9%
Prior to 2015	$892,265	$2,826		$1,211		$(1,107)
•In 2024, we recognized $0.5 million of net favorable development in our Workers' Compensation Insurance segment and we recognized $3.1 million of net favorable development in our Segregated Portfolio Cell Reinsurance segment related to workers' compensation business.
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
We make a determination of the amount of insurance risk we choose to retain based upon numerous factors, including our risk tolerance and the capital we have to support it, the price and availability of reinsurance, the volume of business, our level of experience with a particular set of exposures and our analysis of the potential underwriting results. We purchase excess of loss reinsurance to limit the amount of risk we retain and we do so from a number of companies to mitigate concentrations of credit risk. As of December 31, 2024, there is no reinsurer, on an individual basis, for which our recoverables for both paid and unpaid claims (net of amounts due to the reinsurer) and our prepaid balances are more than $55 million, in the aggregate. We utilize reinsurance brokers to assist us in the placement of these reinsurance programs and in the analysis of the credit quality of our reinsurers. The determination of which reinsurers we choose to do business with is based upon an evaluation of their then current financial strength, rating, stability and claims payment practices.
We evaluate each of our ceded reinsurance contracts at inception to confirm that there is sufficient risk transfer to allow the contract to be accounted for as reinsurance under current accounting guidance. At December 31, 2024, all ceded contracts were accounted for as risk transferring contracts.

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
Our reinsurance receivables are exposed to credit losses but to date have not experienced any significant amount of credit losses. To partially mitigate our exposure to credit losses, reinsurance receivables totaling approximately $145.5 million were collateralized by letters of credit or funds withheld as of December 31, 2024. We measure expected credit losses on our reinsurance receivables on a collective basis when similar risk characteristics exist or on an individual basis if we determine a receivable does not share similar risk characteristics. We measure expected credit losses associated with our reinsurance receivables (related to both paid and unpaid losses) at the consolidated level as our reinsurance receivables share similar risk characteristics including type of financial asset, type of industry and similar historical and expected credit loss patterns. We measure expected credit losses over the average contractual term of our reinsurance receivables utilizing a loss rate method. Historical internal credit loss experience is the basis for our assessment of expected credit losses; however, we may also consider historical credit loss information from external sources. We also consider reasonable and supportable forecasts of future economic conditions in our estimate of expected credit losses. Expected credit losses associated with our reinsurance receivables (related to both paid and unpaid losses) were nominal in amount as of December 31, 2024 and 2023. No reinsurance balances were written off for credit reasons during the years ended December 31, 2024 or 2023. Should our expected credit loss analysis or other facts or circumstances lead us to believe that any reinsurer may not meet its obligations to us, adjustments to the allowance for expected credit losses or to reinsurance receivables would be reflected in current operations. Such an adjustment has the potential to be material to the results of operations in the period in which it is recorded; however, we would not expect such an adjustment to have a material effect on our capital position or our liquidity. For further information on our allowance for expected credit losses related to our receivables from reinsurers see Note 1 of the Notes to Consolidated Financial Statements.
Investment Valuations
We record the majority of our investments at fair value as shown in the table below. At December 31, 2024, the distribution of our investments based on GAAP fair value hierarchies (levels) was as follows:

	Distribution by GAAP Fair Value Hierarchy
	Level 1	Level 2	Level 3	Not Categorized	Total Investments
Investments recorded at:
Fair value	7%	83%	2%	5%	97%
Other valuations					3%
Total Investments					100%
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
Fair Values Not Categorized
We hold interests in certain investment funds, primarily LPs/LLCs, which measure fund assets at fair value on a recurring basis and provide us with a NAV for our interest. As a practical expedient, we consider the NAV provided to approximate the fair value of our interest. In accordance with GAAP, we do not categorize these investments within the fair value hierarchy.
Nonrecurring Fair Value Measurements
We measure the fair value of certain assets on a nonrecurring basis when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. These assets include investments carried principally at cost, investments in tax credit partnerships, fixed assets, goodwill and other intangible assets. These assets would also include any equity method investments that do not provide a NAV. During the third quarter of 2023, we recognized a nonrecurring fair value measurement related to the goodwill in our Workers' Compensation Insurance reporting unit with a carrying value of $44.1 million prior to the fair value measurement. This nonrecurring fair value measurement resulted in the goodwill being written down to its implied fair value of zero resulting in an impairment of goodwill of $44.1 million (see additional information on our goodwill impairment in Note 6 of the Notes to the Consolidated Financial Statements). The fair value measurement used inputs that were non-observable and, as such, was categorized as a Level 3 valuation. We did not have any other assets or liabilities that were measured at fair value on a nonrecurring basis at December 31, 2024 or December 31, 2023.

Investments - Other Valuation Methodologies
Certain of our investments, in accordance with GAAP for the type of investment, are measured using methodologies other than fair value. At December 31, 2024, these investments represented approximately 3% of total investments and are detailed in the following table. Additional information about these investments is provided in Note 2 and Note 3 of the Notes to Consolidated Financial Statements.

(In millions)	Carrying Value	GAAP Measurement Method
Other investments:
Other, principally FHLB capital stock	$5.2	Principally Cost
Investment in unconsolidated subsidiaries:
Investments in tax credit partnerships	0.2	Equity
Equity method investments, primarily LPs/LLCs	33.0	Equity
	33.2
BOLI	80.2	Cash surrender value
Total investments - Other valuation methodologies	$118.6
Impairments
We evaluate our available-for-sale investment securities, which at December 31, 2024 and December 31, 2023 consisted entirely of fixed maturity securities, on at least a quarterly basis for the purpose of determining whether declines in fair value below recorded cost basis represent an impairment loss. We consider a credit-related impairment loss to have occurred:
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
The largest portion of our deferred tax asset at December 31, 2024 is related to net unrealized investment losses on our fixed maturities due to the significant effect of fluctuations in interest rates beginning in 2022. Future changes in interest rates could cause significant fluctuations in the deferred tax asset. Any loss realized prior to recovery would require sufficient income of the appropriate character (i.e., capital gains), and in the appropriate time frame, to realize the tax benefit. We believe that we have the intent and ability to hold these securities until their recovery. Our projected positive operating income, including the investment income generated from holding our debt securities until maturity, support our ability to implement this tax planning strategy.
A valuation allowance has been established against the deferred tax asset related to the NOL carryforwards for our U.K. operations and against a portion of the deferred tax asset related to our U.S. state NOL carryforwards. Management concluded that it was more likely than not that this deferred tax assets will not be realized. We also established a valuation allowance in a prior year against the deferred tax assets of certain SPCs at our wholly owned Cayman Islands reinsurance subsidiary, Inova Re. Due to the cumulative losses incurred in recent years by these SPCs, management concluded that a valuation allowance was required. As of December 31, 2024, management concluded that the previously recorded valuation allowances were still required against the deferred tax assets related to the NOL carryforwards for our U.K. operations, against the deferred tax assets related to some of our U.S. state NOL carryforwards and the deferred tax assets of certain SPCs at Inova Re. Management’s assessment of the need for these valuation allowances at December 31, 2024 included an analysis of the available sources of income. See further discussion on ProAssurance’s deferred tax assets in Note 5 of the Notes to Consolidated Financial Statements.
U.S. Tax Legislation
Coronavirus Aid, Relief and Economic Security Act
In response to COVID-19, the CARES Act was signed into law on March 27, 2020 and contains several provisions for corporations and eased certain deduction limitations originally imposed by the TCJA. Temporary changes regarding NOL carryback provisions included in the CARES Act had a favorable impact on our liquidity, as we were able to carryback our 2019 and 2020 net operating losses to claim refunds (see discussion that follows in the Operating Activities and Related Cash Flows section under the heading "Taxes"). See further discussion in Note 5 of the Notes to Consolidated Financial Statements.

Unrecognized Tax Benefits
We evaluate tax positions taken on tax returns and recognize positions in our financial statements when it is more likely than not that we will sustain the position upon resolution with a taxing authority. If recognized, the benefit is measured as the largest amount of benefit that has a greater than 50% probability of being realized. We review uncertain tax positions each quarter, considering changes in facts and circumstances, such as changes in tax law, interactions with taxing authorities and developments in case law, and make adjustments as we consider necessary. Adjustments to our unrecognized tax benefits may affect our income tax expense, and settlement of uncertain tax positions may require the use of cash. Other than differences related to timing, no significant adjustments were considered necessary during 2024 or 2023. At December 31, 2024, our liability for unrecognized tax benefits was nominal in amount.

Liquidity and Capital Resources and Financial Condition
Overview
ProAssurance Corporation is a holding company and is a legal entity separate and distinct from its subsidiaries. As a holding company, our principal source of external revenue is our investment revenues. In addition, dividends from our operating subsidiaries represent another source of funds for our obligations, including debt service and shareholder dividends, if declared. We also charge our core domestic operating subsidiaries within our Specialty P&C and Workers' Compensation Insurance segments a management fee based on the extent to which services are provided to the subsidiary and the amount of gross premium written by the subsidiary. At December 31, 2024, we held cash and liquid investments of approximately $101 million outside our insurance subsidiaries that were available for use without regulatory approval or other restriction. As of February 20, 2025, we also have an additional $125 million in permitted borrowings available under our Revolving Credit Agreement as well as the possibility of a $50 million accordion feature, if successfully subscribed, as discussed in this section under the heading "Debt."
During 2024, our operating subsidiaries paid dividends to us of $66 million. Our insurance subsidiaries, in the aggregate, are permitted to pay dividends of approximately $145 million over the course of 2025 without prior approval of state insurance regulators. However, the payment of any dividend requires prior notice to the insurance regulator in the state of domicile, and the regulator may reduce or prevent the dividend if, in its judgment, payment of the dividend would have an adverse effect on the surplus of the insurance subsidiary. We make the decision to pay dividends from an insurance subsidiary based on the capital needs of that subsidiary and may pay less than the permitted dividend or may also request permission to pay an additional amount (an extraordinary dividend).
Cash Flows
Cash flows between periods compare as follows:

	Year Ended December 31
(In thousands)	2024	2023	Change
Net cash provided (used) by:
Operating activities	$(10,715)	$(49,885)	$39,170
Investing activities	10,672	141,139	(130,467)
Financing activities	(10,974)	(55,315)	44,341
Increase (decrease) in cash and cash equivalents	$(11,017)	$35,939	$(46,956)
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
The increase in operating cash flows of $39.2 million in 2024 as compared to 2023 was primarily due to:
•A decrease in paid losses of $37.2 million driven by our Specialty P&C segment reflecting a lower number of claims resolved with large indemnity payments as compared to the prior year period. Claim costs in our MPL line of business continue to be pressured by social inflation and higher than anticipated loss severity trends.
•A decrease in cash paid for operating expenses of $28.4 million driven by a decrease in compensation-related costs, primarily as a result of a decrease in paid bonuses, premium taxes and commissions.

•An increase in cash received from investment income of $10.7 million driven by an increase in distributed earnings and redemptions from our portfolio of investments in LPs/LLCs and higher average book yields as we took advantage of the current interest rate environment as our portfolio matures.
The increase in operating cash flows was partially offset by:
•A decrease in net premium receipts of $18.7 million primarily driven by the proactive actions we have taken in certain lines of business to improve profitability.
•The effect of a tax refund of approximately $11.7 million which we received in February 2023 (see additional discussion within this section under the heading "Taxes" that follows).
•The prior year impact of proceeds of $6.9 million received in 2023 associated with the sale of our remaining ownership interest in the underwriting and operations entity associated with Syndicate 1729 to unrelated third parties.
The remaining variance in operating cash flows in 2024 as compared to 2023 was composed of individually insignificant components.
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
Our financing cash flows are primarily comprised of share repurchases, borrowings and repayment of debt, as well as capital contributions received from or return of capital to external SPC participants. See further discussion of share repurchases and debt in this section under the heading "Financing Activities and Related Cash Flows."
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

Analysis of Reserve Development

	December 31
(In thousands)	2014	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
Reserve for losses, undiscounted and net of reinsurance recoverables	$1,812,299	$1,730,308	$1,681,423	$1,659,971	$1,709,129	$1,878,140	$1,945,099	$3,059,328	$2,973,196	$2,888,655	$2,775,805
Cumulative net paid, as of:
One Year Later	380,508	370,973	354,526	387,389	428,940	466,904	454,902	756,601	773,912	727,893
Two Years Later	640,655	616,016	621,783	668,340	734,638	790,989	813,768	1,371,326	1,342,670
Three Years Later	798,636	799,689	800,331	857,177	952,309	1,046,573	1,101,050	1,790,959
Four Years Later	910,998	898,844	930,769	990,023	1,133,462	1,249,196	1,288,873
Five Years Later	964,897	974,104	1,004,951	1,085,267	1,265,971	1,373,263
Six Years Later	1,006,215	1,018,148	1,061,488	1,162,371	1,337,095
Seven Years Later	1,030,782	1,051,495	1,110,311	1,198,522
Eight Years Later	1,045,980	1,078,647	1,130,936
Nine Years Later	1,066,063	1,092,023
Ten Years Later	1,074,763
Re-estimated net liability as of:
End of Year	1,812,299	1,730,308	1,681,423	1,659,971	1,709,129	1,878,140	1,945,099	3,059,328	2,973,196	2,888,655
One Year Later	1,651,117	1,587,029	1,547,876	1,565,867	1,696,893	1,827,153	1,902,813	3,015,241	2,975,793	2,841,623
Two Years Later	1,511,542	1,460,660	1,444,619	1,487,905	1,656,615	1,805,433	1,885,456	3,025,786	2,928,757
Three Years Later	1,388,682	1,356,075	1,337,571	1,446,571	1,647,283	1,792,202	1,890,578	2,982,007
Four Years Later	1,288,564	1,257,650	1,306,274	1,432,477	1,632,836	1,768,451	1,872,584
Five Years Later	1,221,463	1,231,713	1,299,032	1,415,077	1,605,374	1,746,868
Six Years Later	1,204,642	1,230,562	1,287,731	1,394,624	1,593,134
Seven Years Later	1,199,654	1,217,713	1,277,884	1,384,216
Eight Years Later	1,183,973	1,216,727	1,274,519
Nine Years Later	1,186,762	1,212,329
Ten Years Later	1,187,289

Net cumulative redundancy (deficiency)	$625,010	$517,979	$406,904	$275,755	$115,995	$131,272	$72,515	$77,321	$44,439	$47,032
Original gross liability - end of year	$2,052,768	$1,990,266	$1,961,436	$1,971,303	$2,037,274	$2,243,133	$2,295,279	$3,469,417	$3,373,260	$3,303,558
Reinsurance recoverables	(240,469)	(259,958)	(280,013)	(311,332)	(328,145)	(364,993)	(350,180)	(410,089)	(400,064)	(414,903)
Original net liability - end of year	$1,812,299	$1,730,308	$1,681,423	$1,659,971	$1,709,129	$1,878,140	$1,945,099	$3,059,328	$2,973,196	$2,888,655
Gross re-estimated liability - latest	$1,376,945	$1,443,378	$1,517,600	$1,628,123	$1,887,784	$2,082,564	$2,209,546	$3,425,815	$3,365,601	$3,239,514
Re-estimated reinsurance recoverables	(189,656)	(231,049)	(243,081)	(243,907)	(294,650)	(335,696)	(336,962)	(443,808)	(436,844)	(397,891)
Net re-estimated liability - latest	$1,187,289	$1,212,329	$1,274,519	$1,384,216	$1,593,134	$1,746,868	$1,872,584	$2,982,007	$2,928,757	$2,841,623
Gross cumulative redundancy (deficiency)	$675,823	$546,888	$443,836	$343,180	$149,490	$160,569	$85,733	$43,602	$7,659	$64,044
See table notes on following page.

Table Notes
•We have elected to present reserve history for acquired entities on a prospective basis in the table above; therefore, certain items will not agree to the following table which details activity in our net reserve for losses.
•Given the Lloyd's Syndicates operations are in run-off and the reserve is relatively small on a standalone basis as compared to our consolidated reserve, we have elected to exclude its reserve history for all periods presented in the table above, which is consistent with prior year; therefore, certain items will not agree to the following table which details activity in our net reserve for losses.
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
In each year reflected in the table, we have estimated our reserve for losses utilizing the management and actuarial processes discussed under the heading "Reserve for Losses and Loss Adjustment Expenses" in the Critical Accounting Estimates section. Factors that have contributed to the variation in loss development are primarily related to the extended period of time required to resolve professional liability claims and include the following:
•The MPL legal environment deteriorated in the late 1990’s and severity began to increase at a greater pace than anticipated in our rates and reserve estimates. We addressed the adverse severity trends through increased rates, stricter underwriting and modifications to claims handling procedures, and reflected this adverse severity trend when we established our initial reserves for subsequent years.
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
•Beginning in 2017, we identified potential higher severity trends in the broader MPL industry. These trends were also reflected in increases in estimates of ultimate losses for open MPL claims for earlier accident years, which resulted in a lower amount of favorable development recognized in 2018 and 2017 as compared to prior years.
•During 2019 the loss experience in our Specialty book in our Specialty P&C segment deteriorated further, particularly in regard to the reserves we established for a large national healthcare account that experienced losses far exceeding the assumptions we made when underwriting the account, beginning in 2016. As a result, we strengthened our Specialty reserves through the recognition of net unfavorable development on prior accident years and a higher current accident year net loss ratio in our Specialty P&C segment in 2019.
•The loss environment in our MPL line of business in our Specialty P&C segment continues to be challenging in many jurisdictions, as claim costs are pressured by social inflation and higher than anticipated loss severity trends which started to emerge in the fourth quarter of 2022. We continue to monitor the impact that these trends have on our open case reserves and prior accident year development. Further, beginning in the second half of 2023, we observed higher than expected loss trends in our average cost per claim in our Workers' Compensation Insurance segment which we primarily attribute to increased medical costs driven by wage inflation and medical advancements. In response to these trends, we increased both our current accident year loss ratio and prior year reserves in our Workers' Compensation Insurance segment in 2023.

Activity in our net reserve for losses during 2024, 2023 and 2022 is summarized below:

	Year Ended December 31
(In thousands)	2024	2023	2022
Balance, beginning of year	$3,401,281	$3,471,147	$3,579,940
Less reinsurance recoverables on unpaid losses and loss adjustment expenses	445,573	431,889	451,741
Net balance, beginning of year	2,955,708	3,039,258	3,128,199
Net losses:
Current year(1)	779,650	794,848	813,515
(Favorable) unfavorable development of reserves established in prior years, net(1)	(40,215)	5,646	(36,753)
Total	739,435	800,494	776,762
Paid related to:
Current year	(113,268)	(101,996)	(108,139)
Prior years	(733,248)	(782,048)	(757,564)
Total paid	(846,516)	(884,044)	(865,703)
Net balance, end of year	2,848,627	2,955,708	3,039,258
Plus reinsurance recoverables on unpaid losses and loss adjustment expenses	409,069	445,573	431,889
Balance, end of year	$3,257,696	$3,401,281	$3,471,147
(1) Current year net losses for the year ended December 31, 2022 and net prior year reserve development recognized for years ended December 31, 2024, 2023 and 2022 includes certain purchase accounting adjustments associated with our acquisition of NORCAL. See Note 7 of the Notes to Consolidated Financial Statements for additional information.
At December 31, 2024 our gross reserve for losses included case reserves of approximately $2.1 billion and IBNR reserves of approximately $1.2 billion. Our consolidated gross reserve for losses on a GAAP basis exceeds the combined gross reserves of our insurance subsidiaries on a statutory basis by approximately $215 million, which is principally due to the portion of the GAAP reserve for losses that is reflected for statutory accounting purposes as unearned premiums. These unearned premiums are applicable to extended reporting endorsements (“tail” coverage) issued without a premium charge upon death, disability or retirement of an insured who meets certain qualifications.
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
We offer alternative market solutions whereby we cede certain premiums from our Workers' Compensation Insurance and Specialty P&C segments to either the SPCs at Inova Re, one of our Cayman Islands reinsurance subsidiaries which is reported in our Segregated Portfolio Cell Reinsurance segment, or captive insurers unaffiliated with ProAssurance for two programs. The majority of these policies are reinsured to the SPCs at Inova Re, net of a ceding commission. See further discussion on our SPC operations in the Segment Results - Segregated Portfolio Cell Reinsurance section that follows. The alternative market workers' compensation policies are ceded from our Workers' Compensation Insurance segment to the SPCs under 100% quota share reinsurance agreements. The alternative market medical professional liability policies are ceded from our Specialty P&C segment to the SPCs under either excess of loss or quota share reinsurance agreements, depending on the structure of the individual program. The portion of the risk that is not ceded to an SPC is retained in our Specialty P&C segment and may also be reinsured under our standard medical professional liability reinsurance program, depending on the policy limits provided. The remaining premium written in our alternative market business is 100% ceded to unaffiliated captive insurers.
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

(5) Subject to a limit of $20M per individual claimant. If an individual loss were to exceed this level the Company would retain this excess exposure. Historically, the limit per individual claimant has ranged from $15M to $20M.
(6) Historically, retention has ranged from $0.5M to $0.75M.
Large MPL risks that are above the limits of our basic reinsurance treaties may be reinsured on a facultative basis, whereby the reinsurer agrees to insure a particular risk up to a designated limit. We also have in place a number of risk sharing arrangements that apply to the first $1 million of losses for certain large healthcare systems and other insurance entities.
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
Taxes
We are subject to the tax laws and regulations of the U.S., Cayman Islands and U.K. We file a consolidated U.S. federal income tax return that includes the parent company and its U.S. subsidiaries, except for ProAssurance American Mutual, A Risk Retention Group. Our filing obligations include a requirement to make quarterly payments of estimated taxes to the IRS using the corporate tax rate effective for the tax year. We did not make any quarterly estimated tax payments during the year ended December 31, 2024; however, estimated taxable income after consideration of NOL carryforwards and previously deferred tax credits from our tax credit partnership investments as of December 31, 2024, indicates that an extension payment will be necessary in early 2025.
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
As a result of the NORCAL acquisition, we have U.S. federal NOL carryforwards, which were approximately $18.9 million as of December 31, 2024. These NOL carryforwards are subject to limitation by Internal Revenue Code Section 382 and will begin to expire in 2035.
Investing Activities and Related Cash Flows
Our investments at December 31, 2024 and December 31, 2023 are comprised as follows:

	December 31, 2024		December 31, 2023
($ in thousands)	Carrying Value	% of Total Investment	Carrying Value	% of Total Investment
Fixed maturities, available-for-sale:
U.S. Treasury obligations	$243,903	5%	$243,525	5%
U.S. Government-sponsored enterprise obligations	14,894	1%	18,724	1%
State and municipal bonds	446,601	10%	454,381	10%
Corporate debt	1,727,775	40%	1,750,574	40%
Residential mortgage-backed securities	478,799	11%	430,137	10%
Commercial mortgage-backed securities	208,513	5%	197,861	5%
Other asset-backed securities	461,722	10%	398,395	9%
Total fixed maturities, available-for-sale	3,582,207	82%	3,493,597	80%
Fixed maturities, trading	53,157	1%	48,324	1%
Total fixed maturities	3,635,364	83%	3,541,921	81%

Equity investments(1)	130,158	3%	151,295	4%
Short-term investments	254,922	5%	235,785	5%
BOLI	80,179	2%	78,205	2%
Investment in unconsolidated subsidiaries	259,538	6%	276,756	6%
Other investments	7,266	1%	65,819	2%
Total investments	$4,367,427	100%	$4,349,781	100%
(1)Includes $101.2 million and $114.9 million of investment grade bond funds as of December 31, 2024 and 2023, respectively, which are not subject to significant equity price risk.

At December 31, 2024, 99% of our investments in available-for-sale fixed maturity securities were rated and the average rating was A+. The distribution of our investments in available-for-sale fixed maturity securities by rating were as follows:

	December 31, 2024		December 31, 2023
($ in thousands)	Carrying Value	% of Total Investment	Carrying Value	% of Total Investment
Rating*
AAA	$571,139	16%	$489,121	14%
AA+	710,841	20%	689,491	20%
AA	208,986	6%	206,471	6%
AA-	174,349	5%	180,827	5%
A+	248,353	7%	286,723	8%
A	413,259	11%	410,935	12%
A-	381,746	11%	374,612	11%
BBB+	197,142	5%	194,140	5%
BBB	297,266	8%	286,378	8%
BBB-	138,693	4%	138,399	4%
Below investment grade	239,577	6%	233,405	6%
Not rated	856	1%	3,095	1%
Total	$3,582,207	100%	$3,493,597	100%
*Average of three NRSRO sources, presented as an S&P equivalent. Source: S&P, Copyright ©2025, S&P Global Market Intelligence
A detailed listing of our investment holdings as of December 31, 2024 is located under the Financial Information heading on the Investor Relations page of our website which can be reached directly at https://investor.proassurance.com/financial-information/quarterly-investment-supplements/default.aspx or through links from the Investor Relations section of our website, https://investor.proassurance.com/corporate-profile/default.aspx.
We manage our investments to ensure that we will have sufficient liquidity to meet our obligations, taking into consideration the timing of cash flows from our investments, including interest payments, dividends and principal payments, as well as the expected cash flows to be generated or used by our operations. In addition to the interest and dividends we will receive from our investments, we anticipate that between $100 million and $140 million of our portfolio will mature (or be paid down) each quarter over the next twelve months and become available, if needed, to meet our cash flow requirements. Our reinvestment rate of cash flows compared to recent years is more intermittent due to anticipated higher severity and paid loss trends in our MPL line of business and our Workers' Compensation Insurance segment. From time to time our cash balances will fluctuate depending on the actual timing of paid losses. The primary outflow of cash at our insurance subsidiaries is related to paid losses and operating costs, including income taxes. The payment of individual claims cannot be predicted with certainty; therefore, we rely upon the history of paid claims in estimating the timing of future claims payments with consideration given to current and anticipated industry trends and macroeconomic conditions. To the extent that we may have an unanticipated shortfall in cash, we may either liquidate securities or borrow funds under existing borrowing arrangements through our Revolving Credit Agreement and the FHLB system. As of February 20, 2025, $175 million could be made available for use through our Revolving Credit Agreement, as discussed in this section under the heading "Debt." Given the duration of our investments, we do not foresee a shortfall that would require us to meet operating cash needs through additional borrowings. Additional information regarding our Revolving Credit Agreement is detailed in Note 10 of the Notes to Consolidated Financial Statements.
At December 31, 2024, our FAL was comprised of cash and cash equivalents and investment securities, primarily available-for-sale fixed maturities, deposited with Lloyd's which had a fair value of $11.7 million. During 2024, we received a return of approximately $9.1 million of cash from our FAL balances due to lower capital requirements for the 2023 underwriting year and lower economic capital assessments. Additional information regarding our FAL is detailed in Note 3 of the Notes to Consolidated Financial Statements.
Our investment portfolio continues to be primarily composed of high quality fixed income securities with approximately 93% of our fixed maturities being investment grade securities as determined by national rating agencies. The weighted average effective duration of our fixed maturity securities at December 31, 2024 was 3.22 years; the weighted average effective duration of our fixed maturity securities combined with our short-term securities was 3.01 years.

The carrying value and unfunded commitments for certain of our investments were as follows:

	Carrying Value		December 31, 2024
($ in thousands, except expected funding period)	December 31, 2024	December 31, 2023	Unfunded Commitment	Expected funding period in years
Qualified affordable housing project tax credit partnerships (1)	$247	$666	$67	2
All other investments, primarily investment fund LPs/LLCs	259,291	276,090	148,657	4
Total	$259,538	$276,756	$148,724
(1) The carrying value reflects our total commitments (both funded and unfunded) to the partnerships, less any amortization, since our initial investment. We fund these investments based on funding schedules maintained by the partnerships.

Investment fund LPs/LLCs are by nature less liquid and may involve more risk than other investments. We manage our risk through diversification of asset class and geographic location. At December 31, 2024, we had investments in 35 separate investment funds with a total carrying value of $259.3 million which represented approximately 6% of our total investments. Our investment fund LPs/LLCs generate earnings from trading portfolios, secured debt, debt securities, multi-strategy funds and private equity investments, and the performance of these LPs/LLCs is affected by the volatility of equity and credit markets. For our investments in LPs/LLCs, we record our allocable portion of the partnership operating income or loss as the results of the LPs/LLCs become available, typically following the end of a reporting period. As of December 31, 2024, our total funding commitments legally outstanding related to our investments in LPs/LLCs were approximately $148.7 million; however, we anticipate capital of approximately $82 million to be drawn based on our current estimates.
Financing Activities and Related Cash Flows
Treasury Shares
Treasury share activity for 2024, 2023 and 2022 was as follows:

(Share amounts in thousands)	2024	2023	2022
Treasury shares at the beginning of the period	12,607	9,464	9,325
Shares reacquired, at cost of $50.5 million and $3.3 million for 2023 and 2022, respectively	—	3,143	139
Treasury shares at the end of the period	12,607	12,607	9,464
We did not repurchase any common shares subsequent to December 31, 2024, and as of February 20, 2025, our remaining Board authorization was approximately $55.9 million.
Debt
Our outstanding debt consisted of the following:

($ in thousands)	December 31, 2024	December 31, 2023
Contribution Certificates	$181,163	$179,387
Revolving Credit Agreement	125,000	125,000
Term Loan	120,313	125,000
Total principal	426,476	429,387
Less unamortized debt issuance costs	1,603	2,254
Debt less unamortized debt issuance costs	$424,873	$427,133
Additional information regarding our debt is provided in Note 10 of the Notes to Consolidated Financial Statements.
To manage our exposure to interest rate risk due to variability in the base rate on borrowings under the Revolving Credit Agreement and Term Loan, we entered into two forward-starting interest rate swap agreements ("Interest Rate Swaps"). Additional information regarding our Interest Rate Swaps is provided in Note 11 of the Notes to Consolidated Financial Statements.
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
Contingent Consideration
During 2024, the contingent consideration associated with the 2021 NORCAL acquisition was settled, and the corresponding liability was reduced to zero as of June 30, 2024. The $6.5 million decrease during the year ended December 31, 2024 was recognized as a component of net investment gains (losses). During the year ended December 31, 2023, we recorded an $8.5 million decrease to the contingent consideration liability comprised of $5.0 million related to the remeasurement of the liability to fair value (component of net investment gains (losses)) and $3.5 million related to the impact of unfavorable development recognized in 2023 on NORCAL's reserves related to accident years 2020 and prior (component of operating expenses). See further discussion that follows under the heading "Results of Operations."
Contingent consideration is measured at fair value on the date of acquisition and remeasured at fair value each subsequent reporting period. Fair value of a liability represents the price that would be paid to transfer the liability in an orderly transaction between market participants at the measurement date considering characteristics specific to the liability. As of December 31, 2023, the contingent consideration liability was $6.5 million carried at fair value utilizing a stochastic model (see Note 2 of the Notes to Consolidated Financial Statements). As of December 31, 2023, the remaining uncertainty around the analysis to be performed by the independent actuary was a significant component in the determination of the fair value of the liability. See further discussion around the contingent consideration in Note 1, Note 2 and Note 8 of the Notes to Consolidated Financial Statements.
Given the contingent consideration associated with the NORCAL acquisition was dependent upon the after-tax development of NORCAL's ultimate net losses between December 31, 2020 and December 31, 2023, we bifurcated changes in the contingent consideration for periods prior to 2024 between fair value changes and, if applicable, changes in estimates of NORCAL's ultimate net losses for accident years 2020 and prior. See further discussion regarding our estimates of ultimate net losses under the heading "Reserve for Losses and Loss Adjustment Expenses" in the Critical Accounting Estimates section. Changes in the contingent consideration related to fair value are recognized in earnings as a component of net investment gains (losses) and changes in the contingent consideration related to changes in estimates of NORCAL's ultimate net losses for accident years 2020 and prior are recognized in earnings as a component of operating expenses.

Results of Operations - Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
Selected consolidated financial data for each period is summarized in the table below.

	Year Ended December 31
($ in thousands, except per share data)	2024	2023	Change
Revenues:
Net premiums written	$953,675	$985,994	$(32,319)
Net premiums earned	$968,250	$977,397	$(9,147)
Net investment result	166,741	135,210	31,531
Net investment gains (losses)	1,903	13,828	(11,925)
Other income (expense)	13,510	10,777	2,733
Total revenues	1,150,404	1,137,212	13,192

Expenses:
Net losses and loss adjustment expenses	739,435	800,494	(61,059)
Underwriting, policy acquisition and operating expenses	319,339	300,744	18,595
SPC U.S. federal income tax expense (benefit)	1,766	1,629	137
SPC dividend expense (income)	4,444	6,234	(1,790)
Interest expense	22,342	23,150	(808)
Goodwill impairment	—	44,110	(44,110)
Total expenses	1,087,326	1,176,361	(89,035)
Income (loss) before income taxes	63,078	(39,149)	102,227
Income tax expense (benefit)	10,334	(545)	10,879
Net income (loss)	$52,744	$(38,604)	$91,348
Non-GAAP operating income (loss)	$48,592	$(9,014)	$57,606
Earnings (loss) per share:
Basic	$1.03	$(0.73)	$1.76
Diluted	$1.03	$(0.73)	$1.76
Non-GAAP operating income (loss) per share:
Basic	$0.95	$(0.17)	$1.12
Diluted	$0.95	$(0.17)	$1.12
Net loss ratio	76.4%	81.9%	(5.5 pts)
Underwriting expense ratio	33.0%	30.8%	2.2 pts
Combined ratio	109.4%	112.7%	(3.3 pts)
Operating ratio	94.5%	99.6%	(5.1 pts)
Effective tax rate	16.4%	1.4%	15.0 pts
Return on equity*	4.6%	(3.5%)	8.1 pts
Non-GAAP operating return on equity*	4.2%	(0.8%)	5.0 pts
*See further discussion on this calculation in the Executive Summary of Operations section under the heading "Non-GAAP Operating ROE."
In all tables that follow, the abbreviation "nm" indicates that the information or the percentage change is not meaningful.

Executive Summary of Operations
The following sections provide an overview of our consolidated and segment results of operations for the year ended December 31, 2024 as compared to the year ended December 31, 2023. See the Segment Results sections that follow for additional information regarding each segment's results. For a full discussion of the changes in the financial condition, results of operations and cash flows for the year ended December 31, 2023 as compared to the year ended December 31, 2022, please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of ProAssurance's December 31, 2023 report on Form 10-K.
Revenues
The following table shows our consolidated and segment net premiums earned:

	Year Ended December 31
($ in thousands)	2024	2023	Change
Net premiums earned
Specialty P&C	$747,942	$755,817	$(7,875)	(1.0%)
Workers' Compensation Insurance	167,610	160,034	7,576	4.7%
Segregated Portfolio Cell Reinsurance	52,698	61,546	(8,848)	(14.4%)
Consolidated total	$968,250	$977,397	$(9,147)	(0.9%)
For the year ended December 31, 2024, consolidated net premiums decreased $9.1 million as compared to 2023.
•For our Specialty P&C segment, net premiums earned decreased during 2024 as compared to 2023 driven by our ceased participation in Syndicate 1729 for the 2024 underwriting year and, to a lesser extent, the pro rata effect of a decrease in the volume of premium written during the preceding twelve months, primarily due to proactive actions taken in certain lines to improve profitability.
•For our Workers' Compensation Insurance segment, net premiums earned increased in 2024 due to higher renewal premium, including the renewal of certain policies as traditional business that were previously written in one of the alternative market programs in our Segregated Portfolio Cell Reinsurance segment, and an increase in audit premium billed to policyholders, partially offset by the continuation of competitive market conditions.
•Net premiums earned in our Segregated Portfolio Cell Reinsurance segment decreased during 2024 primarily due to the non-renewal of two programs; however, as the underlying policies expired in one of these programs, a majority of those policies renewed as traditional business in our Workers' Compensation Insurance segment. The other program, in which we do not participate in the underwriting results, assumed both workers' compensation insurance and medical professional liability insurance.
The following table shows our consolidated net investment result:

	Year Ended December 31
($ in thousands)	2024	2023	Change
Net investment income	$144,538	$128,419	$16,119	12.6%
Equity in earnings (loss) of unconsolidated subsidiaries*	22,203	6,791	15,412	226.9%
Net investment result	$166,741	$135,210	$31,531	23.3%
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

The increase in our consolidated net investment income for the year ended December 31, 2024 as compared to 2023 reflected higher average book yields as we took advantage of the current interest rate environment as well as an increase in average investment balances. Our equity in earnings of unconsolidated subsidiaries increased in 2024 as compared to 2023 driven by the performance of certain LPs/LLCs. These results are typically reported on a one-quarter lag, and the increase reflected higher market valuations during the fourth quarter of 2023 and first half of 2024.

The following table shows our total consolidated net investment gains (losses):

	Year Ended December 31
($ in thousands)	2024	2023	Change
Net impairment losses recognized in earnings	$(3,196)	$(3,111)	$(85)	2.7%
Contingent Consideration remeasurement gain(1)	6,500	5,000	1,500	30.0%
Other net investment gains (losses)	(1,401)	11,939	(13,340)	(111.7%)
Net investment gains (losses)	$1,903	$13,828	$(11,925)	(86.2%)
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

For the year ended December 31, 2024, we recognized $3.3 million of credit-related impairment losses in earnings, primarily related to four corporate bonds in the real estate sector. For the year ended December 31, 2023, we recognized credit-related impairment losses in earnings of $3.1 million related to a mortgage-backed security and two corporate bonds in the financial sector. Additional information regarding investment impairment losses is provided in Note 3 of the Notes to Consolidated Financial Statements.
We recognized $1.4 million of other net investment losses for the year ended December 31, 2024 driven by net realized losses from the sale of certain available-for-sale fixed maturities and, to a lesser extent, unrealized holding losses resulting from changes in the fair value of our equity investments. We recognized $11.9 million of other net investment gains for the year ended December 31, 2023 driven by unrealized holding gains resulting from changes in the fair value of our convertible securities and equity investments and, to a lesser extent, death benefit proceeds from BOLI contracts.
Consolidated other income (expense) for the year ended December 31, 2024 as compared to 2023 was comprised as follows:

	Year Ended December 31
($ in thousands)	2024	2023	Change
Foreign currency exchange rate gains (losses)(1)	$6,731	$(2,993)	$9,724	324.9%
Other	6,779	13,770	(6,991)	(50.8%)
Other income (expense)	$13,510	$10,777	$2,733	25.4%
(1) Includes a gain of $0.3 million for the year ended December 31, 2024 related to a foreign currency forward contract, which is designed to mitigate our exposure related to fluctuations in exchange rates associated with foreign currency denominated available-for-sale fixed maturities and loss reserves. Additional information regarding our foreign currency forward contract is provided in Note 11 of the Notes to the Consolidated Financial Statements.

Excluding foreign currency exchange movements, other income decreased for the year ended December 31, 2024 as compared to 2023 driven by proceeds of $6.9 million received in 2023 associated with the sale of our remaining ownership interest in the underwriting and operations entity associated with Syndicate 1729 to unrelated third parties.
Foreign currency exchange rate movements are primarily related to foreign currency denominated loss reserves associated with premium assumed from an international medical professional liability insured in our Specialty P&C segment. Our participation in this program has grown in recent years which has led to greater volatility in our results of operations even with nominal movements in exchange rates given the size of the reserve. We mitigate foreign exchange exposure by generally matching the currency and duration of associated investments to the corresponding loss reserves as well as utilizing foreign currency forward contracts. When we invest in foreign currency denominated available-for-sale fixed maturities, in accordance with GAAP, the change in market value due to changes in foreign currency exchange rates is reflected as part of OCI. Conversely, the impact of changes in foreign currency exchange rates on loss reserves is reflected through net income (loss) as a component of other income (expense). The effect of exchange rate movements on foreign currency denominated loss reserves are reported in our Corporate segment to be consistent with the reporting of the foreign currency denominated invested assets and associated investment income.

Expenses
The following table shows our consolidated and segment net loss ratios and net prior accident year reserve development.

	Year Ended December 31
($ in millions)	2024	2023	Change
Current accident year net loss ratio
Consolidated ratio	80.5%	81.3%	(0.8	pts)
Specialty P&C	82.3%	82.6%	(0.3	pts)
Workers' Compensation Insurance	77.0%	81.3%	(4.3	pts)
Segregated Portfolio Cell Reinsurance	66.8%	65.5%	1.3	pts
Calendar year net loss ratio
Consolidated ratio	76.4%	81.9%	(5.5	pts)
Specialty P&C	77.3%	82.7%	(5.4	pts)
Workers' Compensation Insurance	76.7%	87.1%	(10.4	pts)
Segregated Portfolio Cell Reinsurance	61.6%	59.1%	2.5	pts
Favorable (unfavorable) reserve development, prior accident years
Consolidated	$40.2	$(5.6)	$45.8
Specialty P&C	$36.9	$(0.3)	$37.2
Workers' Compensation Insurance	$0.5	$(9.3)	$9.8
Segregated Portfolio Cell Reinsurance	$2.8	$4.0	$(1.2)
Each line of business' contribution to the change in our consolidated current accident year net loss ratio for the year ended December 31, 2024 as compared to 2023 is as follows:

(In percentage points)	Increase (Decrease) 2024 versus 2023
Estimated ratio increase (decrease) attributable to:
Medical Professional Liability (1)	(0.5 pts)
Medical Technology Liability	0.1 pts
Workers' Compensation Insurance (2)	(0.7 pts)
Segregated Portfolio Cell Reinsurance	0.1 pts
Other	0.2 pts
Decrease in the consolidated current accident year net loss ratio	(0.8 pts)
(1) The improvement in the MPL line of business current accident year net loss ratio, which represents the largest product line within our Specialty P&C segment, was driven by our continued underwriting and pricing actions which have resulted in our decrease to certain expected loss ratios during the first quarter of 2024.
(2) The improvement in the Workers' Compensation Insurance segment's current accident year net loss ratio reflects the impact of underwriting actions taken in 2023 due to higher than expected average claim costs that we began to observe and react to in 2023. While we continue to observe, and therefore reflect, higher medical loss cost trends, we have seen these trends begin to moderate in 2024, including a reduction in the 2024 average cost per claim.
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

	Year Ended December 31
($ in thousands)	2024	2023	Change
Net favorable (unfavorable) reserve development	$34,891	$(13,978)	$48,869	349.6%
NORCAL Acquisition - Purchase Accounting Amortization	5,324	8,332	(3,008)	(36.1%)
Total net favorable (unfavorable) reserve development	$40,215	$(5,646)	$45,861	812.3%

Net favorable reserve development recognized in 2024 is primarily attributable to favorable trends in claim closing patterns in our MPL line of business in our Specialty P&C segment. See the Segment Results sections that follow for additional information regarding each segment's current accident year net loss ratio and net prior accident year reserve development.
Our consolidated and segment underwriting expense ratios were as follows:

	Year Ended December 31
	2024	2023	Change
Underwriting Expense Ratio
Consolidated (1)	33.0%	30.8%	2.2	pts
Specialty P&C	27.2%	25.8%	1.4	pts
Workers' Compensation Insurance	37.0%	34.4%	2.6	pts
Segregated Portfolio Cell Reinsurance	34.3%	33.2%	1.1	pts
Corporate (2)	4.1%	3.5%	0.6	pts
(1) Consolidated underwriting expenses for 2024 include $0.3 million of actuarial consulting fees paid in connection with the final determination of contingent consideration associated with the acquisition of NORCAL. These transaction-related costs are not included in a segment as we do not consider these costs in assessing the financial performance of any of our operating or reportable segments. We did not incur any transaction-related costs during 2023. See Note 16 of the Notes to Consolidated Financial Statements for a reconciliation of our segment results to our consolidated results.

(2) There are no net premiums earned associated with the Corporate segment. Ratios shown are the contribution of the Corporate segment to the consolidated ratio (Corporate operating expenses divided by consolidated net premiums earned).

The change in our consolidated underwriting expense ratio for the year ended December 31, 2024 as compared to 2023 was primarily attributable to the following:

(In percentage points)	Increase (Decrease) 2024 versus 2023
Estimated ratio increase (decrease) attributable to:
Change in Net Premiums Earned and DPAC amortization	0.2 pts
Prior Year One-Time Items	0.7 pts
All other, net	1.3 pts
Increase in the underwriting expense ratio	2.2 pts
•Excluding the impact of the items specifically identified in the table above, our consolidated underwriting expense ratio increased by 1.3 percentage points in 2024 as compared to 2023 driven by higher amounts accrued for performance-related incentive plans across the organization due to the improvement in the related performance metrics, partially offset by a decrease in professional fees.
•As shown in the previous table, our consolidated underwriting expense ratio for 2024 reflected the impact of the change in DPAC amortization which was relatively in line with the corresponding change in net premiums earned as compared to 2023.
•As shown in the previous table, our consolidated underwriting expense ratio for 2024 reflected the prior year impact of certain one-time items that are unique or non-recurring in nature recorded in 2023 that resulted in a benefit to operating expenses in our Specialty P&C segment. We recognized a claim for a payroll tax refund of $3.8 million related to the employee retention credit and a reduction to operating expenses of $3.5 million related to the reduction to the contingent consideration liability associated with the NORCAL acquisition. See additional discussion on the ERC in Note 1 of the Notes to Consolidated Financial Statements and previous discussion on contingent consideration in the Financing Activities and Related Cash Flows section under the heading "Contingent Consideration."

Taxes
Our consolidated effective tax rates for the years ended December 31, 2024 and 2023 were as follows:

($ in thousands)	Year Ended December 31
	2024	2023	Change
Income (loss) before income taxes	$63,078	$(39,149)	$102,227	261.1%
Income tax expense (benefit)	10,334	(545)	10,879	1,996.1%
Net income (loss)	$52,744	$(38,604)	$91,348	236.6%
Effective tax rate	16.4%	1.4%	15.0 pts
The comparability of our effective tax rates is impacted by the consolidated pre-tax income recognized during 2024 as compared to the consolidated pre-tax loss recognized during 2023. See further discussion on our effective tax rate in the Segment Results - Corporate section that follows under the heading "Taxes."
Operating Ratio
Our operating ratio is our combined ratio, less our investment income ratio. This ratio provides the combined effect of underwriting profitability and investment income. Our operating ratio for the years ended December 31, 2024 and 2023 was as follows:

	Year Ended December 31
	2024	2023	Change
Combined ratio	109.4%	112.7%	(3.3	pts)
Less: investment income ratio	14.9%	13.1%	1.8	pts
Operating ratio	94.5%	99.6%	(5.1	pts)
The primary drivers of the change in our operating ratio were as follows:

(In percentage points)	Increase (Decrease) 2024 versus 2023
Estimated ratio increase (decrease) attributable to:
Change in Prior Accident Year Reserve Development(1)	(4.7 pts)
Investment Income	(1.8 pts)
Prior Year One-Time Items	0.7 pts
All other, net	0.7 pts
Decrease in the operating ratio	(5.1 pts)
(1) Includes the impact of purchase accounting amortization on prior accident year reserve development related to the NORCAL acquisition.
Excluding the impact of the items specifically identified in the table above, our operating ratio in 2024 increased by approximately 0.7 percentage points as compared to 2023 driven by an increase in the consolidated underwriting expense ratio, partially offset by an improvement in the current accident year net loss ratio in our Workers' Compensation Insurance and Specialty P&C segments. See previous discussion in this section under the heading "Expenses" and further discussion in our Segment Results sections that follow.
Non-GAAP Financial Measures
Non-GAAP Operating Income (Loss)
Non-GAAP operating income (loss) is a financial measure that is widely used to evaluate performance within the insurance sector. In calculating Non-GAAP operating income (loss), we have excluded the effects of the items listed in the following table that do not reflect normal results. We believe Non-GAAP operating income (loss) presents a useful view of the performance of our ongoing core insurance operations; however, it should be considered in conjunction with net income (loss) computed in accordance with GAAP.
The following table is a reconciliation of net income (loss) to Non-GAAP operating income (loss):

	Year Ended December 31
(In thousands, except per share data)	2024	2023
Net income (loss)	$52,744	$(38,604)
Items excluded in the calculation of Non-GAAP operating income (loss):
Net investment (gains) losses(1)	(1,903)	(13,828)
Net investment gains (losses) attributable to SPCs in which no profit/loss is retained(2)	1,773	2,925
Transaction-related costs(3)	320	—
Goodwill impairment	—	44,110
Foreign currency exchange rate (gains) losses(4)	(6,731)	2,993
Non-operating income(5)	—	(6,878)
Guaranty fund assessments (recoupments)	(873)	57
Non-core operations(6)	3,331	(1,683)
Pre-tax effect of exclusions	(4,083)	27,696
Tax effect, at 21%(7)	(69)	1,894
After-tax effect of exclusions	(4,152)	29,590
Non-GAAP operating income (loss)	$48,592	$(9,014)
Per diluted common share:
Net income (loss)	$1.03	$(0.73)
Effect of exclusions	(0.08)	0.56
Non-GAAP operating income (loss) per diluted common share	$0.95	$(0.17)
(1) Net investment gains (losses) recognized in earnings are primarily driven by changes in the value of investments that are marked to fair value each period, the nature and timing of which are unrelated to our normal operating results. Net investment gains (losses) for the year ended December 31, 2024 include the $6.5 million decrease to the contingent consideration liability during the second quarter of 2024. Net investment gains (losses) during the year ended December 31, 2023 include a gain of $5.0 million related to the remeasurement of the contingent consideration liability to fair value. See further discussion around the contingent consideration in Note 2 and Note 8 of the Notes to Consolidated Financial Statements and previous discussion under the heading "Contingent Consideration" in the Financing Activities and Related Cash Flows section.
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
(4) Foreign currency exchange rate movements relate to foreign currency denominated loss reserves predominately associated with premium assumed from an international medical professional liability insured in our Specialty P&C segment. Our participation in this program has grown in recent years which has led to greater volatility in our results of operations even with nominal movements in exchange rates given the size of the reserve. We mitigate foreign exchange rate exposure on our Consolidated Balance Sheet by generally matching the currency and duration of associated investments to the corresponding loss reserves as well as utilizing foreign currency forward contracts. When we invest in foreign currency denominated available-for-sale fixed maturities, in accordance with GAAP, the change in market value due to changes in foreign currency exchange rates is reflected as a part of OCI. Conversely, the impact of changes in foreign currency exchange rates on loss reserves is reflected through net income (loss) as a component of other income (expense). Therefore, we believe foreign currency exchange rate gains (losses) in our Consolidated Statements of Income and Comprehensive Income in isolation are not indicative of our operating performance. To be consistent with our exclusion of foreign currency exchange rate gains (losses) recognized in earnings, we are excluding the changes in the value of the associated foreign currency forward contract. Additional information regarding our foreign currency forward contract is provided in Note 11 of the Notes to the Consolidated Financial Statements.

(5) Non-operating income includes proceeds associated with the sale of our remaining ownership interest in the underwriting and operations entity associated with Syndicate 1729 to unrelated third parties recognized in other income in our Corporate segment. We are excluding these costs as they do not reflect normal operating results and are unique and non-recurring in nature.
(6) Non-core operations includes the net results from our Lloyd's Syndicates operations from our previous participation in Syndicate 1729 and Syndicate 6131 at Lloyd's of London, which is currently in run off. Net investment gains (losses) recognized in earnings associated with these investments are included in the adjustment for consolidated net investment gains (losses) as described in footnote 1. We are excluding these results from our Lloyd's Syndicates operations as they are irrelevant to our ongoing operations and do not qualify for Discontinued Operations under GAAP.
(7) Our statutory tax rate was applied to these items in calculating net income (loss), excluding the 2023 goodwill impairment loss which is not tax deductible. Changes in the contingent consideration liability are non-taxable and therefore had no associated income tax impact. The taxes associated with the net investment gains (losses) related to SPCs in our Segregated Portfolio Cell Reinsurance segment are paid by the individual SPCs and are not included in our consolidated tax provision or net income (loss); therefore, both the net investment gains (losses) from our Segregated Portfolio Cell Reinsurance segment and the adjustment to exclude the portion of net investment gains (losses) included in the SPC dividend expense (income) in the table above are not tax effected. There are no taxes associated with our Lloyd’s Syndicates operations in our consolidated tax provision due to the availability of net operating losses and the full valuation allowance recorded against the deferred tax assets. Accordingly, both the net investment gains (losses) and the adjustment to exclude the underwriting results and net investment income associated with our previous participation included in Lloyd's Syndicates operations in the table above are not tax effected.
Non-GAAP Operating ROE
Non-GAAP operating ROE is a financial measure that is calculated as Non-GAAP operating income (loss) divided by the average of beginning and ending total shareholders’ equity. As previously discussed, in calculating Non-GAAP operating income (loss), we have excluded the effects of certain items that do not reflect normal results. Non-GAAP operating ROE measures the overall after-tax profitability of our core insurance operations and shows how efficiently capital is being used; however, it should be considered in conjunction with ROE computed in accordance with GAAP. The following table is a reconciliation of ROE to Non-GAAP operating ROE for the years ended December 31, 2024 and 2023:

	Year Ended December 31
	2024	2023	Change
ROE	4.6%	(3.5%)	8.1	pts
Effect of items excluded in the calculation of Non-GAAP operating ROE	(0.4%)	2.7%	(3.1	pts)
Non-GAAP operating ROE	4.2%	(0.8%)	5.0	pts
Non-GAAP operating ROE in 2024 increased by 5.0 percentage points as compared to 2023 driven by an improvement in prior accident year reserve development in our Specialty P&C and Workers' Compensation Insurance segments, an increase in our net investment result and an improvement in the current accident year net loss ratio in our Workers' Compensation Insurance segment. See previous discussions in this section under the heading "Executive Summary of Operations" and further discussion in our Segment Results sections that follow.
Non-GAAP Adjusted Book Value per Share
Book value per share is calculated as total GAAP shareholders’ equity divided by the total number of common shares outstanding at the balance sheet date. This ratio measures the net worth of the Company to shareholders on a per share basis.
Non-GAAP adjusted book value per share is a Non-GAAP measure widely used within the insurance sector and is calculated as total shareholders’ equity, excluding AOCI, divided by the total number of common shares outstanding at the balance sheet date. This Non-GAAP calculation measures the net worth of the Company to shareholders on a per share basis excluding AOCI to eliminate the temporary and potentially significant effects of fluctuations in interest rates on our fixed income portfolio; however, it should be considered in conjunction with book value per share computed in accordance with GAAP. Higher interest rates have led to significant unrealized holding losses on our available-for-sale fixed maturity investments resulting in volatility in AOCI in 2023 and 2024. See Note 12 of the Notes to Consolidated Financial Statements for additional information.

The following table is a reconciliation of our book value per share to Non-GAAP adjusted book value per share at December 31, 2024 and December 31, 2023:

Book Value Per Share
Book Value Per Share at December 31, 2023	$21.82
Less: AOCI Per Share(1)	(4.01)
Non-GAAP Adjusted Book Value Per Share at December 31, 2023	25.83
Increase (decrease) to Non-GAAP Adjusted Book Value Per Share during the year ended December 31, 2024 attributable to:
Net income (loss)	1.03
Non-GAAP Adjusted Book Value Per Share at December 31, 2024	26.86
Add: AOCI Per Share(1)	(3.37)
Book Value Per Share at December 31, 2024	$23.49
(1) Primarily the impact of accumulated unrealized investment gains (losses) on our available-for-sale fixed maturity investments. See Note 12 of the Notes to Consolidated Financial Statements for additional information.

Book value increased $1.67 per share from December 31, 2023 to December 31, 2024 were due to net income of $1.03 per share and the change in AOCI of $0.64 per share largely due to unrealized holding gains on our fixed income investment portfolio which flow directly to AOCI due to a decrease in interest rates since the end of 2023.
Segment Results - Specialty Property & Casualty
Our Specialty P&C segment focuses on Medical Professional Liability insurance and Medical Technology Liability insurance as discussed in Note 16 of the Notes to Consolidated Financial Statements. The Specialty P&C segment also includes the underwriting results from our participation in Syndicate 1729 and Syndicate 6131 at Lloyd's of London, which is currently in run off. We normally report results from our Lloyd's Syndicates operations on a one quarter delay; however, we have accelerated the reporting of certain events into the fourth quarter of 2024. See further discussion in this section under the heading "Losses and Loss Adjustment Expenses."
Segment results reflected pre-tax underwriting profit or loss from these insurance lines and included the amortization of certain purchase accounting adjustments. Segment results included the following:

	Year Ended December 31
($ in thousands)	2024	2023	Change
Net premiums written	$737,502	$762,580	$(25,078)		(3.3%)
Net premiums earned	$747,942	$755,817	$(7,875)		(1.0%)
Other income (expense)	4,373	4,695	(322)		(6.9%)
Net losses and loss adjustment expenses	(578,486)	(624,809)	46,323		(7.4%)
Underwriting, policy acquisition and operating expenses	(203,207)	(195,303)	(7,904)		4.0%
Segment results	$(29,378)	$(59,600)	$30,222		50.7%

Net loss ratio	77.3%	82.7%	(5.4	pts)
Underwriting expense ratio	27.2%	25.8%	1.4	pts

Excluding Lloyd's Syndicates Operations:
Net loss ratio*	76.9%	83.2%	(6.3	pts)
Underwriting expense ratio*	27.1%	25.6%	1.5	pts
*Our Specialty P&C net loss and underwriting expense ratios as reported in 2024 include an underwriting loss of $4.7 million as compared to underwriting income of $0.6 million in 2023 associated with our Lloyd's Syndicates operations, which is currently in run-off. Given these underwriting results are irrelevant to our ongoing operations and do not qualify for Discontinued Operations under GAAP, we have excluded their impact from our calculation of the net loss and underwriting expense ratios in the table above.

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
Gross, ceded and net premiums written were as follows:

	Year Ended December 31
($ in thousands)	2024	2023	Change
Gross premiums written	$807,463	$835,430	$(27,967)	(3.3%)
Less: Ceded premiums written	69,961	72,850	(2,889)	(4.0%)
Net premiums written	$737,502	$762,580	$(25,078)	(3.3%)
Gross Premiums Written
During the first quarter of 2024, we moved the podiatric, chiropractic and dental coverages from the Small Business Unit into HCPL, renaming the unit Medical Professional Liability. By combining these resources, we have a single unit dedicated to all of our healthcare insurance specialty areas and meeting customer needs more efficiently and effectively in order to better serve this market. As a result, we reorganized our presentation of gross premiums written by component and related metrics below to better align with the current internal management reporting structure within the segment. All prior period information has been recast to conform to the current period presentation.
Gross premiums written by component were as follows:

	Year Ended December 31
($ in thousands)	2024	2023	Change
Medical Professional Liability (1)(2)	$737,209	$746,777	$(9,568)	(1.3%)
Medical Technology Liability (3)	44,936	44,581	355	0.8%
Lloyd's Syndicates (4)	5,969	19,572	(13,603)	(69.5%)
Other (5)	19,349	24,500	(5,151)	(21.0%)
Total Gross Premiums Written	$807,463	$835,430	$(27,967)	(3.3%)
(1) Medical Professional Liability premium was our greatest source of premium revenues in 2024 and 2023. The decrease in MPL premium for 2024 as compared to 2023 was driven by retention losses, partially offset by an increase in renewal pricing, new business written and, to a lesser extent, net timing differences of $2.0 million primarily related to the prior year renewal of a few large custom physician policies. Retention losses during 2024 generally reflect our pursuit of rate adequacy in a competitive market where other carriers may not have the same profitability objectives, recognize the rate need, or are attempting to gain market share despite near term underwriting losses which can be supported by investment returns from excess capital. Renewal pricing increases during 2024 reflect our response to the rising loss cost environment and new business written reflects the competitive market conditions. See a description of our MPL line of business and additional discussion on competitive market conditions in Part I Item 1. Business under the heading "Specialty Property and Casualty Segment" and "Competition," respectively.
(2) We offer alternative risk and self-insurance products on a customized basis. Our custom alternative risk solutions include a turnkey captive solution whereby we cede either all or a portion of the alternative market premium, net of reinsurance, to two SPCs of our wholly owned Cayman Islands reinsurance subsidiary, Inova Re, which is reported in our Segregated Portfolio Cell Reinsurance segment (see further discussion in the Ceded Premiums Written section that follows). Our MPL line of business for 2024 and 2023 included $4.2 million and $6.7 million, respectively, of alternative market gross premium written, which reflected our non-renewal of one program effective January 1, 2024, in which we do not participate in the underwriting results. Written premium related to this program totaled $3.4 million for 2023.
(3) Our Medical Technology Liability business is marketed throughout the U.S.; coverage is offered on a primary or excess basis, within specified limits, to manufacturers and distributors of medical technology and life sciences products including entities conducting human clinical trials. In addition to the previously listed factors that affect our premium volume, our Medical Technology Liability premium is also impacted by the sales volume of insureds. Our Medical Technology Liability premium remained relatively unchanged in 2024 as compared to 2023. Renewal pricing increases in 2024 are primarily due to changes in the sales volume and changes in exposure of certain insureds. Retention losses in 2024 are primarily attributable to insureds no longer needing coverage or going out of business, the broker losing the account, non-payment as well as merger activity within the industry.
(4) Our Lloyd's Syndicates business includes the results from our previous participation in Syndicate 1729 at Lloyd's of London, which is currently in run off. Effective September 2023, we elected to discontinue our participation in the results of Syndicate 1729 beginning with the 2024 underwriting year. For the 2023 underwriting year our participation in the results of Syndicate 1729 was approximately 5%. Our Lloyd’s Syndicates premium during 2024 reflected the impact of our ceased participation.
(5) This component of gross premiums written includes all other product lines within our Specialty P&C segment, primarily professional liability coverage to attorneys and their firms in select areas of practice.
New business written, retention and the change in renewal pricing for our Specialty P&C segment and by major component, excluding Lloyd's Syndicates, are shown in the table below:

	Year Ended December 31
	2024				2023
($ in millions)	MPL	Medical Technology Liability	Other	Specialty P&C Segment	MPL	Medical Technology Liability	Other	Specialty P&C Segment
New business	$26.8	$4.1	$0.5	$31.4	$56.4	$7.7	$0.7	$64.8
Retention (1)	84%	91%	74%	84%	85%	82%	84%	85%
Change in renewal pricing (2)	10%	1%	4%	9%	7%	1%	4%	6%
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

Ceded premiums written were as follows:

	Year Ended December 31
($ in thousands)	2024	2023	Change
Excess of loss reinsurance arrangements (1)	$43,110	$40,191	$2,919	7.3%
Premium ceded to SPCs (2)	2,649	5,640	(2,991)	(53.0%)
Other ceded premiums written (3)	22,797	29,445	(6,648)	(22.6%)
Adjustment to premiums owed under reinsurance agreements, prior accident years, net (4)	1,405	(2,426)	3,831	157.9%
Total ceded premiums written	$69,961	$72,850	$(2,889)	(4.0%)
(1)We generally reinsure risks under our excess of loss reinsurance arrangements pursuant to which the reinsurers agree to assume all or a portion of all risks that we insure above our individual risk retention levels. Premium due to reinsurers is based on a rate factor applied to gross premiums written subject to cession under the arrangement.
(2)As previously discussed, as a part of our alternative market solutions, all or a portion of certain medical professional liability premium written is ceded to SPCs in our Segregated Portfolio Cell Reinsurance segment under either excess of loss or quota share reinsurance agreements, depending on the structure of the individual program. See the Segment Results - Segregated Portfolio Cell Reinsurance section for further discussion on the cession to the SPCs from our Specialty P&C segment.
(3)Our other ceded premiums written is primarily comprised of various shared risk arrangements and cyber liability coverages.
(4)Given the length of time that it takes to resolve our claims, many years may elapse before all losses recoverable under a reinsurance arrangement are known. As a part of the process of estimating our loss reserve we also make estimates regarding the amounts recoverable under our reinsurance arrangements. As previously discussed, the premiums ultimately ceded under certain of our swing rated excess of loss reinsurance arrangements are subject to the losses ceded under the arrangements. As part of the review of our reserves for 2024, we recorded a net increase in our estimate of ceded premiums owed to reinsurers due to an increase in our estimate of expected losses and associated recoveries for certain prior year ceded losses, whereas we decreased our estimate of ceded premiums owed to reinsurers in 2023. Changes to estimates of premiums ceded related to prior accident years are fully earned in the period the changes in estimates occur.
Ceded Premiums Ratio
As shown in the table below, our ceded premiums ratio was affected in both 2024 and 2023 by revisions to our estimate of premiums owed to reinsurers related to coverages provided in prior accident years. The ceded premiums ratio was as follows:

	Year Ended December 31
	2024	2023	Change
Ceded premiums ratio	8.7%	8.7%	—	pts
Less the effect of adjustments in premiums owed under reinsurance agreements, prior accident years (as previously discussed)	0.2%	(0.3%)	0.5	pts
Ratio, current accident year	8.5%	9.0%	(0.5	pts)
The above table reflects ceded premiums written, excluding the effect of prior year ceded premium adjustments, as previously discussed, as a percent of gross premiums written. The decrease in our current accident year ceded premiums ratio for 2024 as compared to 2023 was primarily driven by our ceased participation in Syndicate 1729 for the 2024 underwriting year and, to a lesser extent, a decrease in premium ceded to SPCs.
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

Net premiums earned were as follows:

	Year Ended December 31
($ in thousands)	2024	2023	Change
Gross premiums earned	$818,751	$826,907	$(8,156)	(1.0%)
Less: Ceded premiums earned	70,809	71,090	(281)	(0.4%)
Net premiums earned	$747,942	$755,817	$(7,875)	(1.0%)
Gross premiums earned decreased in 2024 as compared to 2023 driven by our ceased participation in Syndicate 1729 for the 2024 underwriting year and, to a lesser extent, the pro rata effect of a decrease in the volume of written premium during the preceding twelve months, primarily due to proactive actions taken in certain lines to improve profitability.
Ceded premiums earned during 2024 and 2023 included prior accident year ceded premium adjustments under swing rated reinsurance agreements (see previous discussion in footnote 4 under the heading "Ceded Premiums Written"). After removing the effect of the prior accident year ceded premium adjustment from both years, ceded premiums earned decreased by $4.1 million in 2024 as compared to 2023, driven by the pro rata effect of a decrease in premium ceded to SPCs during the preceding twelve months.
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
The following tables summarize calendar year net loss ratios for our Specialty P&C segment by separating losses between the current accident year and all prior accident years, including each line of business' contribution to the change in the segment's current accident year net loss ratio.

	Net Loss Ratios (1)
	Year Ended December 31
	2024	2023	Change
Calendar year net loss ratio	77.3%	82.7%	(5.4	pts)
Less impact of prior accident years on the net loss ratio	(5.0%)	0.1%	(5.1	pts)
Current accident year net loss ratio	82.3%	82.6%	(0.3	pts)

(In percentage points)		Increase (Decrease) 2024 versus 2023
Estimated ratio increase (decrease) attributable to:
Medical Professional Liability (2)		(0.6 pts)
Medical Technology Liability		0.1 pts
Other		0.2 pts
Decrease in current accident year net loss ratio		(0.3 pts)
(1)Net losses, as specified, divided by net premiums earned.
(2)For the year ended December 31, 2024, our MPL line of business current accident year net loss ratio, which represents the largest product line within our Specialty P&C segment, improved 0.6 percentage points as compared to 2023 (as shown in the table above). The change in our MPL current accident year net loss ratio was primarily attributable to the following:

(In percentage points)	Increase (Decrease) 2024 versus 2023
Estimated ratio increase (decrease) attributable to:
Ceded Premium Adjustment, Prior Accident Years (1)	0.5 pts
Change in ULAE	0.6 pts
All other, net	(1.7 pts)
Decrease in MPL current accident year net loss ratio	(0.6 pts)
(1) See previous discussion in footnote 4 under the heading "Ceded Premiums Written" for additional information.
•Excluding the impact of the items specifically identified in the table above, our MPL line of business current accident year net loss ratio for 2024 as compared to 2023 improved 1.7 percentage points driven by our continued underwriting and pricing actions which have resulted in our decrease to certain expected loss ratios during the first quarter of 2024 and, to a lesser extent, a decrease in our reserves related to DDR coverage endorsements due to a decrease in business eligible for tail coverage. In both 2024 and 2023, we decreased our reserves related to DDR coverage endorsements; however, the adjustment was greater in 2024 as compared to 2023. The improvement in our current accident year net loss ratio was partially offset by higher than anticipated loss severity trends in select jurisdictions which have resulted in an increase to certain expected loss ratios during the fourth quarter of 2024 as well as changes in the mix of business.
•ULAE are costs that cannot be attributed to processing a specific claim and are allocated to net losses and loss adjustment expenses from underwriting and operating expenses. In 2024, ULAE increased due to higher compensation-related costs in our claims department.
We re-evaluate our previously established reserve each quarter based upon the most recently completed actuarial analysis supplemented by any new analysis, information or trends that have emerged since the date of that study. We also take into account currently available industry trend information.
We recognized net favorable (unfavorable) prior accident year reserve development as follows:

	Year Ended December 31
($ in thousands)	2024	2023	Change
Total net favorable (unfavorable) reserve development	$36,932	$(328)	$37,260	11,359.8%

The following table shows net favorable (unfavorable) development by component for the years ended December 31, 2024 and 2023:

$36.0
$30.0
$24.0
$18.0
$12.0
$6.0
$—
($6.0)
($12.0)
$33.9
($6.8)
$5.3
$4.5
($9.6)
($3.1)
$8.3
$4.0
Year Ended December 31, 2024
Year Ended December 31, 2023
($ in millions)
MPL
Lloyd's Syndicates Operations
Purchase Accounting Amortization
Medical Technology Liability

•MPL: The loss environment in our MPL line of business continues to be challenging in many jurisdictions, as claim costs are pressured by social inflation and higher than anticipated loss severity trends that started to reemerge in the fourth quarter of 2022. We continue to monitor the impact that these trends have on our open case reserves and prior accident year development. While higher loss severity trends remained challenging in 2024, we recognized net favorable reserve development for the year ended December 31, 2024 reflecting overall favorable trends in claim closing patterns relative to expectations, principally related to accident years 2019 through 2021.
In the first quarter of 2023, we strengthened case reserves related to four large claims, resulting in $10.1 million of unfavorable development, primarily related to NORCAL's accident years 2016 and 2020, partially offset by $0.5 million of net favorable reserve development recognized during the fourth quarter of 2023, primarily related to accident years 2018 and prior in our legacy book. The contingent consideration associated with the NORCAL acquisition was dependent upon the after-tax development of NORCAL’s 2020 and prior accident year reserves from December 31, 2020 to December 31, 2023. In the fourth quarter of 2023, we recognized unfavorable development in NORCAL’s 2020 and prior accident year reserves which was entirely offset by favorable development recognized in NORCAL’s 2021 and 2022 accident year reserves since acquisition. While these adjustments to NORCAL’s reserves had no impact to the segment’s net losses or net loss ratio, they contributed to the decrease in the fair value of the contingent consideration liability of $3.5 million in 2023 which was recorded as an offset to operating expenses in the segment. See further discussion on the contingent consideration in the Financing Activities and Related Cash Flows section under the heading "Contingent Consideration."
•Medical Technology Liability: During both 2024 and 2023, we recognized net favorable reserve development due to lower than anticipated loss emergence. Net favorable development recognized in 2024 principally related to accident years 2022 and 2023 whereas development recognized in 2023 principally related to accident years 2020 through 2022.

•Lloyd's Syndicates Operations (Participation Discontinued): We normally report results from our Lloyd's Syndicates operations on a one quarter delay; however, during the fourth quarter of 2024, Syndicate 6131 increased its IBNR reserve associated with the 2021 underwriting year for exposures related to aviation coverages in connection with Russia's invasion of Ukraine. While this event would normally be reported in our first quarter of 2025 results, given the availability and significance of this event, we have accelerated the reporting of our allocated share of these losses of $5.3 million into the fourth quarter of 2024, consistent with our policy of recognizing significant losses in the period in which they become known to us. The remaining net unfavorable reserve development during 2024 and 2023 was driven by higher than expected losses and development on certain large claims, primarily aviation and catastrophe related losses.
•Purchase Accounting Amortization: Net prior year reserve development for both periods presented included amortization of the purchase accounting fair value adjustment on NORCAL's assumed net reserve and amortization of the negative VOBA associated with NORCAL's DDR reserve which is recorded as a reduction to net losses and loss adjustment expenses.
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
Underwriting, Policy Acquisition and Operating Expenses
Our Specialty P&C segment underwriting, policy acquisition and operating expenses were comprised as follows:

	Year Ended December 31
($ in thousands)	2024	2023	Change
DPAC amortization	$102,125	$101,691	$434	0.4%
Management fees	3,845	3,894	(49)	(1.3%)
Other underwriting and operating expenses	97,237	89,718	7,519	8.4%
Total	$203,207	$195,303	$7,904	4.0%
DPAC amortization increased in 2024 as compared to 2023 primarily driven by an increase in capitalized compensation-related costs and, to a lesser extent, a decrease in ceding commission income, which is an offset to expense, partially offset by a decrease in brokerage expenses.
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
Other underwriting and operating expenses increased in 2024 as compared to 2023 primarily attributable to the following:
•Prior year impact of certain one-time items that are unique or non-recurring in nature recorded during 2023 that resulted in a benefit to operating expenses. We recognized a claim for a payroll tax refund of $3.8 million related to the employee retention credit and a reduction to operating expenses of $3.5 million related to the reduction to the contingent consideration liability. See additional discussion on the ERC in Note 1 of the Notes to Consolidated Financial Statements and previous discussion on contingent consideration in the Financing Activities and Related Cash Flows section under the heading "Contingent Consideration."
•An increase in compensation-related expenses, partially offset by lower professional fees, a decrease in Syndicate 1729's operating expenses due to our ceased participation for the 2024 underwriting year and lower facilities expenses. The increase in compensation-related costs in 2024 as compared to 2023 was primarily due to higher amounts accrued for performance-related incentive plans due to the improvement of the related performance metrics. The decrease in professional fees in 2024 was driven by a reduction in fees associated with a data analytics services agreement, a decrease in consulting fees and lower external audit fees. The remaining variance in other underwriting and operating expenses for 2024 as compared to 2023 was comprised of individually insignificant components.

Underwriting Expense Ratio (the Expense Ratio)
Our expense ratio for the Specialty P&C segment was as follows:

	Year Ended December 31
	2024	2023	Change
Underwriting expense ratio	27.2%	25.8%	1.4	pts
The change in our expense ratio in 2024 as compared to 2023 was primarily attributable to the following:

(In percentage points)	Increase (Decrease) 2024 versus 2023
Estimated ratio increase (decrease) attributable to:
Change in Net Premiums Earned and DPAC amortization	0.2 pts
Prior Year One-Time Items	1.0 pts
Lloyd's Syndicates Operations	(0.1 pts)
All other, net	0.3 pts
Increase in the underwriting expense ratio	1.4 pts
Excluding the impact of the items specifically identified in the table above, our expense ratio was relatively unchanged in 2024 as compared to 2023 as the increase in compensation-related expenses was partially offset by lower professional fees and facilities expenses.
Segment Results - Workers' Compensation Insurance
Our Workers' Compensation Insurance segment includes workers' compensation products provided to employers generally with 1,000 or fewer employees, as discussed in Note 16 of the Notes to Consolidated Financial Statements. Segment results included the following:

	Year Ended December 31
($ in thousands)	2024	2023	Change
Net premiums written	$166,223	$162,285	$3,938	2.4%

Net premiums earned	$167,610	$160,034	$7,576	4.7%
Other income	1,887	1,854	33	1.8%
Net losses and loss adjustment expenses	(128,483)	(139,322)	10,839	(7.8%)
Underwriting, policy acquisition and operating expenses	(61,999)	(55,061)	(6,938)	12.6%
Segment results	$(20,985)	$(32,495)	$11,510	35.4%

Net loss ratio	76.7%	87.1%	(10.4 pts)
Underwriting expense ratio	37.0%	34.4%	2.6 pts

Premiums Written
Our workers’ compensation premium volume is driven by five primary factors: (1) the amount of new business written, (2) retention of our existing book of business, (3) premium rates charged on our renewal book of business, (4) changes in payroll exposure and (5) audit premium.
Gross, ceded and net premiums written were as follows:

	Year Ended December 31
($ in thousands)	2024	2023	Change
Gross premiums written	$243,404	$246,857	$(3,453)	(1.4%)
Less: Ceded premiums written	77,181	84,572	(7,391)	(8.7%)
Net premiums written	$166,223	$162,285	$3,938	2.4%

Gross Premiums Written
Gross premiums written by product were as follows:

	Year Ended December 31
($ in thousands)	2024	2023	Change
Traditional business:
Guaranteed cost	$141,231	$137,088	$4,143	3.0%
Policyholder dividend	21,641	22,829	(1,188)	(5.2%)
Deductible	5,548	5,061	487	9.6%
Retrospective	4,853	2,749	2,104	76.5%
Other	5,950	6,376	(426)	(6.7%)
Change in EBUB estimate	2,900	2,900	—	—%
Total traditional business(1)	182,123	177,003	5,120	2.9%
Alternative market business(2)	61,281	69,854	(8,573)	(12.3%)
Total	$243,404	$246,857	$(3,453)	(1.4%)
(1) Gross premiums written increased during 2024 as compared to 2023 driven by higher renewal business and audit premium. Renewal business reflected an improvement in renewal pricing and an increase in payroll exposure. Additionally, renewal business included the renewal of certain policies as traditional business that were previously written in one of the alternative market programs in our Segregated Portfolio Cell Reinsurance segment, totaling $3.0 million for 2024. Gross premiums written in our traditional business also reflected the continuation of competitive workers' compensation market conditions, which contributed to a reduction in our renewal retention rate and the impact of compounded state loss cost reductions in our core operating territories.
(2) A majority of alternative market premiums are ceded to SPCs in our Segregated Portfolio Cell Reinsurance segment. See further discussion on alternative market gross premiums written in our Segment Results - Segregated Portfolio Cell Reinsurance section under the heading "Gross Premiums Written" that follows. We retained twenty-one of the twenty-four (five in the fourth quarter) workers' compensation alternative market programs that were up for renewal during the year ended December 31, 2024. Effective January 1, 2024, two programs were non-renewed and placed into run-off; however, as the underlying policies expired in one program, a majority of those policies renewed as traditional business in our Workers' Compensation Insurance segment, as previously discussed. The other program, in which we do not participate in the underwriting results, assumed both workers' compensation insurance and medical professional liability insurance and we elected to non-renew this program. Additionally, we retroactively non-renewed a program during fourth quarter of 2024 (originally renewed in the second quarter) due to the non-renewal of a large policy written in the program.
New business, audit premium, renewal retention and renewal price changes for our traditional business and the alternative market business are shown in the table below:

	Year Ended December 31
	2024			2023
($ in millions)	Traditional Business	Alternative Market Business	Segment Results	Traditional Business	Alternative Market Business	Segment Results
New business	$17.5	$3.5	$21.0	$22.0	$4.2	$26.2
Audit premium (excluding EBUB)	$12.1	$3.7	$15.8	$9.1	$3.6	$12.7
Retention(1)	87%	84%	86%	88%	93%	89%
Change in renewal pricing (2)	(2%)	(1%)	(1%)	(5%)	(5%)	(5%)
(1) We calculate our workers' compensation retention as renewed premium divided by premium available to renew. Beginning in the fourth quarter of 2024, we have revised our calculation of retention to remove the impacts of audit premium. Previously, premium available to renew in the calculation included premium adjustments related to audits of expired policies which impacted retention. Prior periods have been recast to conform to the current period calculation. Our retention rate can be impacted by various factors, including price or other competitive issues, insureds being acquired, or a decision not to renew based on our underwriting evaluation.

(2) The pricing of our business includes an assessment of the underlying policy exposure and market conditions. We continue to base our pricing on expected losses, as indicated by our historical loss data.

Ceded Premiums Written
Ceded premiums written were as follows:

	Year Ended December 31
($ in thousands)	2024	2023	Change
Premiums ceded to SPCs(1)	$55,255	$64,619	$(9,364)	(14.5%)
Premiums ceded to external reinsurers(2)	15,900	14,718	1,182	8.0%
Other(3)	6,026	5,235	791	15.1%
Total ceded premiums written	$77,181	$84,572	$(7,391)	(8.7%)
(1) Represents alternative market business that is ceded under 100% quota share reinsurance agreements to the SPCs in our Segregated Portfolio Cell Reinsurance segment. See further discussion on alternative market gross premiums written in our Segment Results - Segregated Portfolio Cell Reinsurance section under the heading "Gross Premiums Written" that follows.

(2) Premiums ceded under our traditional reinsurance treaty are based on premiums earned during the treaty period. The increase for the year ended December 31, 2024 as compared to 2023 reflected the increase in premiums earned and a higher average reinsurance rate, partially offset by lower reinstatement premium recognized of $0.7 million in 2024 as compared to $1.6 million in 2023 related to reserve increases on prior year reinsured claims.

(3) This component of ceded premiums written primarily represents premiums ceded to unaffiliated captive insurers represents alternative market business for two programs that are ceded under 100% quota share reinsurance agreements.

Ceded Premiums Ratio
Ceded premiums ratio was as follows:

	Year Ended December 31
	2024	2023	Change
Ceded premiums ratio, as reported	32.3%	34.6%	(2.3	pts)
Less the effect of:
Premiums ceded to SPCs (100%)	20.9%	23.6%	(2.7	pts)
Other	2.4%	2.2%	0.2	pts
Ceded premiums ratio (related to external reinsurance), less the effects of above	9.0%	8.8%	0.2	pts
The above table reflects traditional ceded premiums earned as a percent of traditional gross premiums earned. As discussed above, premiums ceded under our traditional reinsurance treaty are based on premiums earned during the treaty period. The increase in the ceded premiums ratio in 2024 as compared to 2023 primarily reflects a higher average reinsurance rate, partially offset by lower reinstatement premium (see previous discussion on reinstatement premium in footnote 2 under the heading "Ceded Premiums Written").
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
Net premiums earned were as follows:

	Year Ended December 31
($ in thousands)	2024	2023	Change
Gross premiums earned	$247,745	$244,873	$2,872	1.2%
Less: Ceded premiums earned	80,135	84,839	(4,704)	(5.5%)
Net premiums earned	$167,610	$160,034	$7,576	4.7%

Net premiums earned increased during the year ended December 31, 2024 as compared to 2023 primarily driven by higher renewal premium, including the renewal of certain policies as traditional business that were previously written in one of the alternative market programs in our Segregated Portfolio Cell Reinsurance segment, higher audit premium and, to a lesser extent, lower reinstatement premium, partially offset by the continuation of competitive market conditions. See previous discussion on reinstatement premium in footnote 2 under the heading "Ceded Premiums Written.
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

	Year Ended December 31
	2024	2023	Change
Calendar year net loss ratio	76.7%	87.1%	(10.4	pts)
Less impact of prior accident years on the net loss ratio	(0.3%)	5.8%	(6.1	pts)
Current accident year net loss ratio	77.0%	81.3%	(4.3	pts)
The 2024 current accident year net loss ratio improved 4.3 points as compared to 2023. During the second half of 2023, we increased our current accident year net loss ratio to reflect higher than expected loss trends observed in our average cost per claim. While we continue to observe, and therefore reflect, higher medical loss cost trends, we have seen these trends begin to moderate during 2024, including a reduction in the 2024 average cost per claim.
Calendar year reported losses in excess of our per occurrence reinsurance retention decreased $8.3 million in 2024 as compared to 2023, reflecting a reduction in severity-related claim activity. We recognized losses within the AAD totaling $2.0 million for the year ended December 31, 2024 as compared to $5.8 million in 2023, reflecting the elimination of the AAD from our reinsurance treaty renewal effective May 1, 2024. Our exposure to losses within the AAD were recognized at the maximum liability for each reinsurance contract year, based on historical reinsured loss trends. During the 2024 fourth quarter, we reduced the AAD liability by $0.5 million based on an evaluation of open claims for contract years in which actual losses are within the maximum liability. Actual losses within the AAD continue to be less than the maximum liability after the $0.5 million reduction, but the ultimate liability could increase or decrease based on changes in future estimates of claims within the AAD.
We recognized net favorable prior accident year reserve development of $0.5 million for the year ended December 31, 2024 as compared to $9.3 million of net unfavorable prior accident year reserve development for 2023. In 2024, net favorable reserve development was driven by favorable prior accident year reserve development of $1.6 million, including the reduction of the AAD liability, as discussed above, partially offset by an adjustment to aggregate losses assumed from the Segregated Portfolio Cell Reinsurance segment of $1.1 million. The net favorable development recognized in 2024 reflected overall favorable trends in claim closing patterns in accident years 2017 through 2019 and 2023. Net unfavorable development recognized in 2023 reflected higher than expected average claim costs primarily in the 2022 accident year and a large claim from the 1997 accident year.

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
Our Workers' Compensation Insurance segment underwriting, policy acquisition and operating expenses were comprised as follows:

	Year Ended December 31
($ in thousands)	2024	2023	Change
DPAC amortization	$29,072	$29,486	$(414)	(1.4%)
Management fees	1,820	1,846	(26)	(1.4%)
Other underwriting and operating expenses	42,055	38,014	4,041	10.6%
SPC ceding commission offset	(10,948)	(14,285)	3,337	(23.4%)
Total	$61,999	$55,061	$6,938	12.6%
DPAC amortization decreased for the year ended December 31, 2024 as compared to 2023 reflecting the recovery of guaranty fund assessments totaling $1.0 million during 2024. After removing the effect of the guaranty fund recoupments, DPAC amortization increased by $0.6 million during 2024 reflecting an increase in gross premiums earned.
Other underwriting and operating expenses increased for the year ended December 31, 2024 as compared to 2023, primarily reflecting an increase in compensation-related and information technology costs. The increase in compensation-related costs primarily reflected higher amounts accrued for performance-related incentive plans due to an improvement in the related performance metrics and an increase in salaries due to annual merit adjustments. Information technology costs increased during 2024 reflecting our investment in initiatives that will enhance underwriting and claim operating efficiencies.
As previously discussed, alternative market premiums written by our Workers' Compensation Insurance segment are 100% ceded, less a ceding commission, to either the SPCs in our Segregated Portfolio Cell Reinsurance segment or unaffiliated captive insurers. The ceding commission charged to the SPCs consists of an amount for fronting fees, cell rental fees, commissions, premium taxes, claims administration fees and risk management fees. The fronting fees, commissions, premium taxes and risk management fees are recorded as an offset to underwriting, policy acquisition and operating expenses. Cell rental fees are recorded as a component of other income and claims administration fees are recorded as ceded ULAE. SPC ceding commissions earned decreased for the year ended December 31, 2024 as compared to 2023, primarily reflecting an adjustment to ceding commissions charged to the SPCs in prior periods related to certain fees as well as the non-renewal of the two alternative market programs effective January 1, 2024 and the related decrease in ceded premium.
Underwriting Expense Ratio (the Expense Ratio)
The underwriting expense ratio included the impact of the following:

	Year Ended December 31
	2024	2023	Change
Underwriting expense ratio, as reported	37.0%	34.4%	2.6	pts
Less estimated ratio increase (decrease) attributable to:
Impact of ceding commissions received from SPCs	5.5%	4.3%	1.2	pts
Impact of audit premium	(2.1%)	(2.0%)	(0.1	pts)
Impact of reinstatement premium	—%	0.3%	(0.3	pts)
Underwriting expense ratio, less listed effects	33.6%	31.8%	1.8	pts
Excluding the items noted in the table above, the expense ratio increased for the year ended December 31, 2024 primarily reflecting the increase in other underwriting and operating expenses and lower ceding commission income, which is an offset to expense, as previously discussed.

Segment Results - Segregated Portfolio Cell Reinsurance
The Segregated Portfolio Cell Reinsurance segment includes the results (underwriting profit or loss, plus investment results, net of U.S. federal income taxes) of SPCs at Inova Re and Eastern Re, our Cayman Islands SPC operations, as discussed in Note 17 of the Notes to Consolidated Financial Statements. SPCs are segregated pools of assets and liabilities that provide an insurance facility for a defined set of risks. Assets of each SPC are solely for the benefit of that individual cell and each SPC is solely responsible for the liabilities of that individual cell. Assets of one SPC are statutorily protected from the creditors of the others. As of December 31, 2024, there were twenty-six (six inactive) SPCs. Effective January 1, 2024, two SPCs were non-renewed and placed into run-off. As the underlying policies expired that were previously written in one of the programs, a majority of those policies renewed as traditional business in our Workers' Compensation Insurance segment. The other program, in which we do not participate in the underwriting results, assumed both workers' compensation insurance and medical professional liability insurance. For the year ended December 31, 2023, these SPCs had workers' compensation and medical professional liability premiums written totaling $6.4 million and $3.4 million, respectively. Additionally, we retroactively non-renewed a program during the fourth quarter of 2024 (originally renewed in the second quarter) due to the non-renewal of a large policy written in the program. The expiring premium on the policies that non-renewed totaled $1.8 million.
Segment results reflect our share of the underwriting and investment results of the SPCs in which we participate, and included the following:

	Year Ended December 31
($ in thousands)	2024	2023	Change
Net premiums written	$49,950	$61,129	$(11,179)	(18.3%)

Net premiums earned	$52,698	$61,546	$(8,848)	(14.4%)
Net investment income	3,608	2,289	1,319	57.6%
Net investment gains (losses)	2,369	3,680	(1,311)	(35.6%)
Other income (expenses)	19	5	14	280.0%
Net losses and loss adjustment expenses	(32,466)	(36,363)	3,897	(10.7%)
Underwriting, policy acquisition and operating expenses	(18,063)	(20,457)	2,394	(11.7%)
SPC U.S. federal income tax (expense) benefit (1)	(1,766)	(1,629)	(137)	8.4%
SPC net results	6,399	9,071	(2,672)	(29.5%)
SPC dividend (expense) income (2)	(4,444)	(6,234)	1,790	(28.7%)
Segment results (3)	$1,955	$2,837	$(882)	(31.1%)

Net loss ratio	61.6%	59.1%	2.5 pts
Underwriting expense ratio	34.3%	33.2%	1.1 pts
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
Gross, ceded and net premiums written were as follows:

	Year Ended December 31
($ in thousands)	2024	2023	Change
Gross premiums written	$57,904	$70,259	$(12,355)	(17.6%)
Less: Ceded premiums written	7,954	9,130	(1,176)	(12.9%)
Net premiums written	$49,950	$61,129	$(11,179)	(18.3%)

Gross Premiums Written
Gross premiums written reflected reinsurance premiums assumed by component as follows:

	Year Ended December 31
($ in thousands)	2024	2023	Change
Workers' compensation	$55,255	$64,619	$(9,364)	(14.5%)
Medical professional liability	2,649	5,640	(2,991)	(53.0%)
Gross Premiums Written	$57,904	$70,259	$(12,355)	(17.6%)
Gross premiums written for the years ended December 31, 2024 and 2023 were primarily comprised of workers' compensation coverages assumed from our Workers' Compensation Insurance segment. Workers' compensation and medical professional liability gross premiums written decreased during the year ended December 31, 2024 as compared to 2023 due to the non-renewal of three programs, as previously discussed.
We retained nineteen of the twenty-two workers' compensation programs and two of the three medical professional liability programs up for renewal for the year ended December 31, 2024.
New business, audit premium, retention and renewal price changes for the assumed workers' compensation premium is shown in the table below:

	Year Ended December 31
($ in millions)	2024	2023
New business	$3.5	$4.2
Audit premium	$3.7	$3.6
Retention(1)	84%	93%
Change in renewal pricing(2)	(1%)	(5%)
(1) We calculate our workers' compensation retention as renewed premium divided by premium available to renew. Beginning in the fourth quarter of 2024, we have revised our calculation of retention to remove the impacts of audit premium. Previously, premium available to renew in the calculation included premium adjustments related to audits of expired policies which impacted retention. Prior periods have been recast to conform to the current period calculation. Our retention rate can be impacted by various factors, including price or other competitive issues, insureds being acquired, or a decision not to renew based on our underwriting evaluation.

(2) The pricing of our business includes an assessment of the underlying policy exposure and market conditions. We continue to base our pricing on expected losses, as indicated by our historical loss data.

Ceded Premiums Written
Ceded premiums written were as follows:

	Year Ended December 31
($ in thousands)	2024	2023	Change
Ceded premiums written	$7,954	$9,130	$(1,176)	(12.9%)
For the workers' compensation business, each SPC has in place its own external reinsurance coverage. The medical professional liability business is assumed net of reinsurance from our Specialty P&C segment; therefore, there are no ceded premiums related to the medical professional liability business reflected in the table above. Premiums ceded under our SPC reinsurance treaty are based on premiums written during the treaty period. The change in ceded premiums written in 2024 as compared to 2023 primarily reflected the decrease in workers' compensation gross premiums written and the impact of rate changes under the external reinsurance treaty. External reinsurance rates vary based on the alternative market program.
Ceded Premiums Ratio
Ceded premiums ratio was as follows:

	Year Ended December 31
	2024	2023	Change
Ceded premiums ratio	14.4%	14.1%	0.3	pts

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
Gross, ceded and net premiums earned were as follows:

	Year Ended December 31
($ in thousands)	2024	2023	Change
Gross premiums earned	$60,959	$70,706	$(9,747)	(13.8%)
Less: Ceded premiums earned	8,261	9,160	(899)	(9.8%)
Net premiums earned	$52,698	$61,546	$(8,848)	(14.4%)
The decrease in net premiums earned during the year ended December 31, 2024 as compared to 2023 primarily reflected the non-renewal of two SPCs effective January 1, 2024.
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
Calendar year and current accident year net loss ratios for the years ended December 31, 2024 and 2023 were as follows:

	Year Ended December 31
	2024	2023	Change
Calendar year net loss ratio	61.6%	59.1%	2.5	pts
Less impact of prior accident years on the net loss ratio	(5.2%)	(6.4%)	1.2	pts
Current accident year net loss ratio	66.8%	65.5%	1.3	pts
The current accident year net loss ratio increased in 2024 as compared to 2023, primarily reflecting an increase in claim severity.
Calendar year workers' compensation incurred losses (excluding IBNR) ceded to our external reinsurers increased $8.9 million for the year ended December 31, 2024 as compared to 2023. Current accident year ceded incurred losses (excluding IBNR) increased $9.5 million for the year ended December 31, 2024 as compared to 2023. The 2024 ceded loss activity reflects an increase in average claim severity and reported large loss frequency.
We recognized net favorable prior year reserve development of $2.8 million and $4.0 million for the years ended December 31, 2024 and 2023, respectively. The development in 2024 includes net favorable development in the workers' compensation business of $3.1 million and net unfavorable development of $0.3 million in the medical professional liability business. The net favorable development related to the workers' compensation business in 2024 reflected overall favorable trends in claim closing patterns primarily in accident years 2018 through 2023. The net unfavorable development in the medical professional liability business in 2024 primarily reflected higher than expected claim frequency in the program that assumed both workers' compensation and medical professional liability insurance, which was non-renewed effective January 1, 2024. We do not participate in the underwriting results of this program.
The development in 2023 includes net favorable development in the workers' compensation business of $5.3 million, partially offset by net unfavorable development of $1.3 million in the medical professional liability business. The net favorable development in the workers' compensation business in 2023 reflected overall favorable trends in claim closing patterns primarily in accident years 2016 through 2021. The net unfavorable development in the medical professional liability business in 2023 reflected higher than expected claim frequency in one program. We do not participate in the underwriting results of this program.
Underwriting, Policy Acquisition and Operating Expenses
Our Segregated Portfolio Cell Reinsurance segment underwriting, policy acquisition and operating expenses were comprised as follows:

	Year Ended December 31
($ in thousands)	2024	2023	Change
DPAC amortization	$16,354	$18,371	$(2,017)	(11.0%)
Other underwriting and operating expenses	1,709	2,086	(377)	(18.1%)
Total	$18,063	$20,457	$(2,394)	(11.7%)
DPAC amortization primarily represents ceding commissions, which vary by program and are paid to our Workers' Compensation Insurance and Specialty P&C segments for premiums assumed. Ceding commissions include an amount for fronting fees, commissions, premium taxes and risk management fees, which are reported as an offset to underwriting, policy acquisition and operating expenses within our Workers' Compensation Insurance and Specialty P&C segments. In addition, ceding commissions paid to our Workers' Compensation Insurance segment include cell rental fees which are recorded as other income and claims administration fees which are recorded as ceded ULAE within our Workers' Compensation Insurance segment. The decrease in DPAC amortization in 2024 as compared to 2023 primarily reflected a decrease in earned premium, as discussed above under the heading "Net Premiums Earned."
Other underwriting and operating expenses primarily include bank fees, professional fees, changes in the allowance for expected credit losses and policyholder dividend expense. Other underwriting and operating expenses decreased in 2024 driven by the change in the allowance for expected credit losses.
Underwriting Expense Ratio (the Expense Ratio)
The underwriting expense ratio included the impact of the following:

	Year Ended December 31
	2024	2023	Change
Underwriting expense ratio, as reported	34.3%	33.2%	1.1	pts
Less: impact of audit premium on expense ratio	(2.6%)	(2.1%)	(0.5	pts)
Underwriting expense ratio, excluding the effect of audit premium	36.9%	35.3%	1.6	pts
Excluding the effect of audit premium, the underwriting expense ratio increased for the year ended December 31, 2024 as compared to 2023 primarily reflecting the non-renewal of the program that assumed both workers' compensation insurance and medical professional liability insurance, which was subject to a lower ceding commission.

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
Segment results for the years ended December 31, 2024 and 2023 exclude the change in fair value of contingent consideration and, for the year ended December 31, 2024, transaction-related costs, including the associated income tax benefit, as we do not consider these items in assessing the financial performance of the segment. Transaction-related costs are attributable to actuarial consulting fees paid during the second quarter of 2024 in relation to the final determination of contingent consideration associated with the NORCAL acquisition. We did not incur any transaction-related costs in 2023. Segment results for our Corporate segment were net earnings of $94.7 million and $89.8 million for the years ended December 31, 2024 and 2023, respectively, and included the following:

	Year Ended December 31
($ in thousands)	2024	2023	Change
Net investment income	$140,930	$126,130	$14,800	11.7%
Equity in earnings (loss) of unconsolidated subsidiaries	$22,203	$6,791	$15,412	226.9%
Net investment gains (losses)	$(7,206)	$5,148	$(12,354)	(240.0%)
Other income (expense)	$11,489	$8,307	$3,182	38.3%
Operating expense	$40,008	$34,007	$6,001	17.6%
Interest expense	$22,342	$23,150	$(808)	(3.5%)
Income tax expense (benefit)	$10,401	$(545)	$10,946	2,008.4%
Net Investment Income
Net investment income is primarily derived from the income earned by our fixed maturity securities and also includes dividend income from equity securities, income from our short-term and cash equivalent investments, earnings from other investments and changes in the cash surrender value of BOLI contracts, net of investment fees and expenses.
Net investment income (loss) by investment category was as follows:

	Year Ended December 31
($ in thousands)	2024	2023	Change
Fixed maturities	$131,333	$112,270	$19,063	17.0%
Equities	4,758	4,610	148	3.2%
Short-term investments, including Other	10,723	14,262	(3,539)	(24.8%)
BOLI	2,316	2,489	(173)	(7.0%)
Investment fees and expenses	(8,200)	(7,501)	(699)	9.3%
Net investment income	$140,930	$126,130	$14,800	11.7%
Fixed Maturities
Income from our fixed maturities increased in 2024 as compared to 2023 driven by higher average book yields as we took advantage of the current interest rate environment as our portfolio matures. Additionally, average investment balances were approximately 1.8% higher for 2024 as compared to 2023.
Average yields for our fixed maturity portfolio were as follows:

	Year Ended December 31
	2024	2023
Average income yield	3.5%	3.1%
Average tax equivalent income yield	3.5%	3.1%

Short-term Investments and Other Investments
Short-term investments, which have a maturity at purchase of one year or less are carried at fair value, which approximates their cost basis, and are primarily composed of investments in U.S. treasury obligations, commercial paper, money market funds and a certificate of deposit. Income from our short-term and other investments decreased during 2024 as compared to 2023 primarily due to lower average investment balances and lower yields given the decrease in interest rates.
Investment Fees and Expenses
Investment fees and expenses increased in 2024 as compared to 2023 primarily due to the mix of investment managers as well as an increase in service costs.
Equity in Earnings (Loss) of Unconsolidated Subsidiaries
Equity in earnings (loss) of unconsolidated subsidiaries was comprised as follows:

	Year Ended December 31
($ in thousands)	2024	2023	Change
All other investments, primarily investment fund LPs/LLCs	$21,532	$9,196	$12,336	134.1%
Tax credit partnerships	671	(2,405)	3,076	127.9%
Equity in earnings (loss) of unconsolidated subsidiaries	$22,203	$6,791	$15,412	226.9%
We hold interests in certain LPs/LLCs that generate earnings from trading portfolios, secured debt, debt securities, multi-strategy funds and private equity investments. The performance of the LPs/LLCs is affected by the volatility of equity and credit markets. For our investments in LPs/LLCs, we record our allocable portion of the partnership operating income or loss as the results of the LPs/LLCs become available, typically following the end of a reporting period. Our investment results from our portfolio of investments in LPs/LLCs increased for 2024 as compared to 2023 primarily due to the performance of certain LPs/LLCs which reflected higher market valuations during the first half of 2024 and the fourth quarter of 2023.
Our tax credit partnership investments are designed to generate returns in the form of tax credits and tax-deductible project operating losses and are comprised of qualified affordable housing project tax credit partnerships and a historic tax credit partnership. We account for our tax credit partnership investments under the equity method and record our allocable portion of the operating losses of the underlying properties based on estimates provided by the partnerships. These tax credit partnership investments are reaching the end of their lifecycle, therefore partnership operating losses and tax benefits associated with these investments have been and are expected to continue to be nominal in amount. However, we may receive distributions from time to time due to the sale of properties, as was the case in 2024. The results from our tax credit partnership investments for the year ended December 31, 2024 also reflected the benefit of a decrease in our estimate of our allocable portion of operating losses of $0.7 million as compared to an increase in this estimate of $1.3 million during 2023. See additional information on our tax credit partnership investments in Note 3 of the Notes to Consolidated Financial Statements.

Net Investment Gains (Losses)
The following table provides detailed information regarding our net investment gains (losses).

	Year Ended December 31
(In thousands)	2024	2023
Total impairment losses
Corporate debt	$(2,710)	$(2,984)
Asset-backed securities	(588)	(127)
Portion of impairment losses recognized in other comprehensive income before taxes:
Corporate debt	102	—
Net impairment losses recognized in earnings	(3,196)	(3,111)
Gross realized gains, available-for-sale fixed maturities	1,522	875
Gross realized (losses), available-for-sale fixed maturities	(4,035)	(1,800)
Net realized gains (losses), trading fixed securities	34	(88)
Net realized gains (losses), equity investments	(704)	(7)
Net realized gains (losses), other investments	(826)	(2,417)
Change in unrealized holding gains (losses), trading fixed securities	445	68
Change in unrealized holding gains (losses), equity investments	(1,495)	2,495
Change in unrealized holding gains (losses), convertible securities, carried at fair value as a part of other investments	866	5,774
Other	183	3,359
Net investment gains (losses)	$(7,206)	$5,148
For the year ended December 31, 2024, we recognized $3.2 million of credit-related impairment losses in earnings primarily related to four corporate bonds in the real estate sector and a nominal amount of non-credit impairment losses in OCI related to a corporate bond in the consumer sector. For the year ended December 31, 2023, we recognized credit-related impairment losses in earnings of $3.1 million related to a mortgage-backed security and two corporate bonds in the financial sector.
We recognized $7.2 million of net investment losses for the year ended December 31, 2024 driven by net realized losses from the sale of certain available-for-sale fixed maturities and, to a lesser extent, unrealized holding losses resulting from changes in the fair value of our equity investments. We recognized $5.1 million of net investment gains for the year ended December 31, 2023 driven by unrealized holding gains resulting from changes in the fair value of our convertible securities and equity investments and, to a lesser extent, death benefit proceeds from BOLI contracts.

Other Income (Expense)
Corporate other income (expense) for the years ended December 31, 2024 as compared to 2023 was comprised of the following:

	Year Ended December 31
($ in thousands)	2024	2023	Change
Foreign currency exchange rate gains (losses)(1)	$6,731	$(2,993)	$9,724	324.9%
Other	4,758	11,300	(6,542)	(57.9%)
Total other income (expense)	$11,489	$8,307	$3,182	38.3%
(1) See further information on foreign currency exchange rate movements in the Executive Summary of Operations section under the heading "Revenues."
Excluding foreign currency exchange rate movements, other income decreased for the year ended December 31, 2024 as compared to 2023 driven by proceeds of $6.9 million received in 2023 associated with the sale of our remaining ownership interest in the underwriting and operations entity associated with Syndicate 1729 to unrelated third parties.

Operating Expenses
Corporate segment operating expenses were comprised as follows:

	Year Ended December 31
($ in thousands)	2024	2023	Change
Operating expenses	$45,673	$39,747	$5,926	14.9%
Management fee offset	(5,665)	(5,740)	75	(1.3%)
Total	$40,008	$34,007	$6,001	17.6%
Operating expenses increased during the year ended December 31, 2024 as compared to 2023 driven by an increase in compensation-related costs, certain software and equipment costs and, to a lesser extent, share-based compensation expenses, partially offset by a decrease in professional fees. The increase in compensation-related costs during 2024 primarily reflected higher amounts accrued for performance-related incentive plans due to the improvement in the related performance metrics. The increase in share-based compensation expenses in 2024 reflected an increase in awards outstanding as compared to 2023. The decrease in professional fees during 2024 primarily reflected a decrease in consulting and temporary personnel fees.
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
Interest Expense
Interest expense for the years ended December 31, 2024 and 2023 was comprised as follows:

	Year Ended December 31
($ in thousands)	2024	2023	Change
Senior Notes due 2023	$—	$11,742	$(11,742)	nm
Contribution Certificates (including accretion)(1)	7,517	7,567	(50)	(0.7%)
Revolving Credit Agreement (including fees and amortization)	10,244	2,494	7,750	310.7%
Term Loan (including fees and amortization)	9,508	1,392	8,116	583.0%
(Gain)/loss on cash flow hedges reclassified from AOCI	(4,927)	(45)	(4,882)	10,848.9%
Interest expense	$22,342	$23,150	$(808)	(3.5%)
(1) Includes accretion of approximately $1.8 million and $1.9 million for the years ended December 31, 2024 and 2023, respectively, which is recorded as an increase to interest expense as a result of the difference between the recorded acquisition date fair value and the principal balance of the Contribution Certificates associated with our acquisition of NORCAL.

Interest expense decreased during 2024 as compared to 2023 driven by the change in the fair value of our Interest Rate Swaps, largely offset by the higher effective interest rate on our Revolving Credit Agreement and Term Loan as compared to the effective interest rate of our Senior Notes that matured in November 2023. The Interest Rate Swaps are designated as highly effective cash flow hedges to manage our exposure to interest rate risk due to variability in the base rates on the borrowings under both the Revolving Credit Agreement and Term Loan. The change in the fair value of our Interest Rate Swaps in 2023 reflected our short-term exposure to variability in the base rates on these borrowings from November 15, 2023 until the Interest Rate Swaps were effective on December 29, 2023. See further discussion on our outstanding debt in Note 10 of the Notes to Consolidated Financial Statements and additional information regarding our Interest Rate Swaps is provided in Note 11 of the Notes to Consolidated Financial Statements.
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

	Year Ended December 31
(In thousands)	2024	2023
Corporate segment income tax expense (benefit)	$10,401	$(545)
Income tax expense (benefit) - transaction-related costs*	(67)	—
Consolidated income tax expense (benefit)	$10,334	$(545)
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

Listed below are the primary factors affecting our consolidated effective tax rate for the years ended December 31, 2024 and 2023. The comparability of each factor's impact on our effective tax rate is affected by the consolidated pre-tax income recognized during the year ended December 31, 2024 as compared to the consolidated pre-tax loss recognized in 2023. Factors that have the same directional impact on income tax expense in each period have an opposite impact on our effective tax rate due to the effective tax rate being calculated based upon a pre-tax income during the year ended December 31, 2024 as compared to the pre-tax loss during 2023. These factors include the following:

	Year Ended December 31
	2024		2023
($ in thousands)	Income tax (benefit) expense	Rate Impact	Income tax (benefit) expense	Rate Impact
Computed "expected" tax expense (benefit) at statutory rate	$13,247	21.0%	$(8,221)	21.0%
Tax-exempt income(1)	(1,062)	(1.7%)	(1,192)	3.0%
Tax credits	(32)	(0.1%)	(631)	1.6%
Non-U.S. operating results	396	0.6%	(625)	1.7%
Tax deficiency (excess tax benefit) on share-based compensation	708	1.1%	191	(0.5%)
Non-taxable contingent consideration(2)	(1,415)	(2.2%)	(1,785)	4.6%
Goodwill impairment(3)	—	—%	9,263	(23.7%)
Provision-to-return and other differences	(42)	(0.1%)	327	(0.8%)
Change in uncertain tax positions(4)	(3,004)	(4.8%)	1,546	(3.9%)
Change in limitation of future deductibility of certain executive compensation	(198)	(0.3%)	932	(2.4%)
GILTI and subpart F income	292	0.5%	396	(1.0%)
State income taxes	911	1.4%	65	(0.2%)
Non-taxable gain from life insurance proceeds	(42)	(0.1%)	(682)	1.7%
Other	575	1.1%	(129)	0.3%
Total income tax expense (benefit)	$10,334	16.4%	$(545)	1.4%
(1) Includes tax-exempt interest, dividends received deduction and change in cash surrender value of BOLI.
(2) Represents the tax impact of a decrease in the contingent consideration liability issued in connection with the NORCAL acquisition of $6.5 million and the reversal of a nominal amount of associated contingent investment banker fees accrued during purchase accounting for the year ended December 31, 2024 as compared to a decrease in the contingent consideration liability of $8.5 million for the year ended December 31, 2023, all of which is non-taxable. See further discussion on the contingent consideration in Note 2 and Note 8 of the Notes to Consolidated Financial Statements.
(3) Represents the tax impact of the impairment of non-deductible goodwill in relation to the Workers' Compensation Insurance reporting unit during the third quarter of 2023. See further discussion on the impairment charge in Note 6 of the Notes to Consolidated Financial Statements.
(4) Represents the benefit for tax positions whose statute of limitations has expired.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We believe that we are principally exposed to three types of market risk: interest rate risk, credit risk and foreign currency risk.
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
The following tables summarize estimated changes in the fair value of our available-for-sale fixed maturity securities for specific hypothetical changes in interest rates by asset class at December 31, 2024 and December 31, 2023. There are principally two factors that determine interest rates on a given security: changes in the level of yield curves and credit spreads. As different asset classes can be affected in different ways by movements in those two factors, we have separated our portfolio by asset class in the following tables.

	Interest Rate Shift in Basis Points
	December 31, 2024
($ in millions)	(200)	(100)	Current	100	200
Fair Value:
Fixed maturities, available-for-sale:
U.S. Treasury obligations	$260	$252	$244	$236	$229
U.S. Government-sponsored enterprise obligations	16	15	15	14	14
State and municipal bonds	486	466	446	427	409
Corporate debt	1,832	1,779	1,728	1,679	1,632
Asset-backed securities	1,221	1,185	1,149	1,113	1,077
Total fixed maturities, available-for-sale	$3,815	$3,697	$3,582	$3,469	$3,361

Duration:
Fixed maturities, available-for-sale:
U.S. Treasury obligations	2.49	2.43	2.38	2.33	2.28
U.S. Government-sponsored enterprise obligations	3.33	3.40	3.51	3.56	3.55
State and municipal bonds	4.04	4.13	4.25	4.41	4.50
Corporate debt	3.18	3.20	3.18	3.13	3.08
Asset-backed securities	2.81	2.96	3.05	3.15	3.19
Total fixed maturities, available-for-sale	3.13	3.19	3.22	3.24	3.23

	Interest Rate Shift in Basis Points
	December 31, 2023
($ in millions)	(200)	(100)	Current	100	200
Fair Value:
Fixed maturities, available-for-sale:
U.S. Treasury obligations	$258	$251	$244	$237	$230
U.S. Government-sponsored enterprise obligations	20	19	19	18	18
State and municipal bonds	492	473	454	436	418
Corporate debt	1,865	1,807	1,751	1,697	1,645
Asset-backed securities	1,090	1,058	1,026	995	963
Total fixed maturities, available-for-sale	$3,725	$3,608	$3,494	$3,383	$3,274

Duration:
Fixed maturities, available-for-sale:
U.S. Treasury obligations	2.95	2.88	2.82	2.76	2.70
U.S. Government-sponsored enterprise obligations	3.46	3.46	3.41	3.35	3.27
State and municipal bonds	3.90	3.97	4.07	4.19	4.30
Corporate debt	3.26	3.25	3.23	3.18	3.12
Asset-backed securities	2.82	2.94	3.03	3.10	3.14
Total fixed maturities, available-for-sale	3.19	3.23	3.25	3.26	3.25
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
At December 31, 2024, our fixed maturities portfolio includes fixed maturities classified as trading securities which do not have a significant amount of exposure to market interest rates or credit spreads.
Our cash and short-term investments at December 31, 2024 were carried at fair value which approximates their cost basis due to their short-term nature. Our cash and short-term investments lack significant interest rate sensitivity due to their short duration.
Debt
We are exposed to interest rate risk due to variability in the base rate on borrowings under our Revolving Credit Agreement and Term Loan. Borrowings under our Revolving Credit Agreement and Term Loan accrue interest at a selected SOFR base rate, adjusted by a margin. To manage our exposure to interest rate risk on any borrowings under these agreements, we entered into two Interest Rate Swaps which effectively fix the base rate on borrowings under the Revolving Credit Agreement and Term Loan to 3.187% and 3.207%, respectively. As of December 31, 2024, the Revolving Credit Agreement and Term Loan have $125 million and $120 million in outstanding borrowings, respectively. Additional information regarding our debt is provided in Note 10 and further information regarding the Interest Rate Swaps in Note 11 of the Notes to Consolidated Financial Statements.
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

As of December 31, 2024, 93% of our fixed maturity securities were rated investment grade as determined by NRSROs, such as Fitch, Moody’s and Standard & Poor’s. We believe that this concentration in investment grade securities reduces our exposure to credit risk on our fixed income investments to an acceptable level. However, investment grade securities, in spite of their rating, can rapidly deteriorate and result in significant losses. Ratings published by the NRSROs are one of the tools used to evaluate the creditworthiness of our securities. The ratings reflect the subjective opinion of the rating agencies as to the creditworthiness of the securities; therefore, we may be subject to additional credit exposure should the ratings prove to be unreliable.
We also have exposure to credit risk related to our premiums receivable and receivables from reinsurers; however, to-date we have not experienced any significant amount of credit losses. At December 31, 2024, our premiums receivable was approximately $229 million, net of an allowance for expected credit losses of approximately $8 million. See Note 1 of the Notes to Consolidated Financial Statements for further information on our allowance for expected credit losses related to our premiums receivable. Our receivables from reinsurers (with regard to both paid and unpaid losses) approximated $427 million at December 31, 2024 and $467 million at December 31, 2023. We monitor the credit risk associated with our reinsurers using publicly available financial and rating agency data. We have not historically experienced material credit losses due to the financial condition of a reinsurer, and as of December 31, 2024 our expected credit losses associated with our receivables from reinsurers were nominal in amount.
Foreign Currency Risk
Foreign currency exchange rate movements are primarily related to foreign currency denominated available-for-sale fixed maturities and loss reserves associated with premium assumed from an international medical professional liability insurer in our Specialty P&C segment. Our participation in this program has grown in recent years which has led to greater volatility in our results of operations even with nominal movements in exchange rates given the size of the reserve. We mitigate foreign currency exchange exposure and manage market risks that arise in the normal course of business by generally matching the currency and duration of associated investments to the corresponding loss reserves as well as utilizing foreign currency forward contracts. Foreign currency forward contracts are typically short-term in nature with a maturity at inception of less than three months. At December 31, 2024, we had one foreign currency forward contract with a notional amount of €5.0 million ($5.5 million based on December 31, 2024 exchange rates) and a fair value of approximately $0.3 million. The counterparty to the foreign currency forward contract is a major financial institution which had an investment grade rating of BBB as of December 31, 2024. Additional information regarding our foreign currency forward contracts is provided in Note 11 of the Notes to Consolidated Financial Statements.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES.
Disclosure Controls
Under the supervision and with the participation of management, including the principal executive and principal financial officers, the Company has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2024. Based on that evaluation, the principal executive and principal financial officers have concluded that these controls and procedures are effective.
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
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the framework in Internal Control–Integrated Framework issued by the COSO (2013 Framework). Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024 and that there was no change in the Company's internal controls during the fiscal year then ended that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.
Ernst & Young LLP, an independent registered public accounting firm, has audited the effectiveness of our internal controls over financial reporting as of December 31, 2024 as stated in their report which is included elsewhere herein.
ITEM 9B. OTHER INFORMATION
During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of ProAssurance Corporation
Opinion on Internal Control Over Financial Reporting
We have audited ProAssurance Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, ProAssurance Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2024 and 2023, the related consolidated statements of changes in capital, income and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedules listed in the Index at Item 15(c) (collectively referred to as the “financial statements”) of the Company and our report dated February 24, 2025, expressed an unqualified opinion thereon.
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
February 24, 2025

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE OF THE REGISTRANT.
The information required by this Item regarding executive officers is included in Part I of the Form 10-K in accordance with Instruction 3 of the Instructions to Paragraph (b) of Item 401 of Regulation S-K.
The information required by this Item regarding directors is incorporated by reference pursuant to General Instruction G (3) of Form 10-K from ProAssurance’s definitive proxy statement for the 2025 Annual Meeting of its Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or about April 11, 2025.
All employees and officers of ProAssurance are responsible for conducting themselves in compliance with our Code of Ethics and Conduct, which includes the Company's Securities Trading policy. In addition, all members of the Board, in connection with their duties as Directors, are responsible for conducting themselves in compliance with applicable provisions of the Code of Ethics and Conduct. The Code of Ethics and Conduct is available in the Corporate Governance section of our website, http://investor.ProAssurance.com/govdocs and included as Exhibit 14.1 of this report.
ITEM 11. EXECUTIVE COMPENSATION.
The information required by this Item is incorporated by reference pursuant to General Instruction G (3) of Form 10-K from ProAssurance’s definitive proxy statement for the 2025 Annual Meeting of its Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or about April 11, 2025.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this Item is incorporated by reference pursuant to General Instruction G (3) of Form 10-K from ProAssurance’s definitive proxy statement for the 2025 Annual Meeting of its Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or about April 11, 2025.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this Item is incorporated by reference pursuant to General Instruction G (3) of Form 10-K from ProAssurance’s definitive proxy statement for the 2025 Annual Meeting of its Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or about April 11, 2025.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this Item is incorporated by reference pursuant to General Instruction G (3) of Form 10-K from ProAssurance’s definitive proxy statement for the 2025 Annual Meeting of its Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or about April 11, 2025.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)Financial Statements. The following consolidated financial statements of ProAssurance Corporation and subsidiaries are included herein in accordance with Item 8 of Part II of this report.
Report of Registered Public Accounting Firm
Consolidated Balance Sheets – December 31, 2024 and 2023
Consolidated Statements of Changes in Capital – years ended December 31, 2024, 2023 and 2022
Consolidated Statements of Income and Comprehensive Income – years ended December 31, 2024, 2023 and 2022
Consolidated Statements of Cash Flows – years ended December 31, 2024, 2023 and 2022
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

SIGNATURES
Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this the 24th day of February 2025.

PROASSURANCE CORPORATION

By:	/S/ EDWARD L. RAND, JR.
Edward L. Rand, Jr.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ EDWARD L. RAND, JR.	President and Chief Executive Officer	February 24, 2025
Edward L. Rand, Jr.	(Principal Executive Officer)

/S/ DANA S. HENDRICKS	Chief Financial Officer	February 24, 2025
Dana S. Hendricks	(Principal Financial and Accounting Officer)

/S/ KEDRICK D. ADKINS, JR.	Director	February 24, 2025
Kedrick D. Adkins, Jr.

/S/ BRUCE D. ANGIOLILLO, J.D.	Director	February 24, 2025
Bruce D. Angiolillo, J.D.

/S/ RICHARD J. BIELEN, CPA	Director	February 24, 2025
Richard J. Bielen, CPA

/S/ FABIOLA COBARRUBIAS, M.D.	Director	February 24, 2025
Fabiola Cobarrubias, M.D.

/S/ SAMUEL A. DI PIAZZA, JR.	Director	February 24, 2025
Samuel A. Di Piazza, Jr.

/S/ MAYE HEAD FREI	Director	February 24, 2025
Maye Head Frei

/S/ STACI M. PIERCE, J.D.	Director	February 24, 2025
Staci M. Pierce, J.D.

/S/ SCOTT C. SYPHAX	Director	February 24, 2025
Scott C. Syphax

/S/ KATISHA T. VANCE, M.D.	Director	February 24, 2025
Katisha T. Vance, M.D.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of ProAssurance Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of ProAssurance Corporation and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of changes in capital, income and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and the financial statement schedules listed in the Index at Item 15(c) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 24, 2025 expressed an unqualified opinion thereon.
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
At December 31, 2024, the Company’s gross reserve for losses and loss adjustment expenses was $3.3 billion. As explained in Notes 1 and 7 to the financial statements, the reserve for losses and loss adjustment expenses represents the estimated ultimate costs of all reported and unreported losses and loss adjustment expenses incurred and unpaid as of the reporting date. The reserve for losses and loss adjustment expenses is determined based on individual claims and payments thereon as well as actuarially determined estimates of ultimate losses. The Company updates the data underlying the estimation of the reserve for losses each reporting period and adjusts loss estimation assumptions that best reflect emerging data. Both internal and consulting actuaries perform an in-depth review of the reserve for losses on at least a semi-annual basis using the Company’s loss and exposure data. The actuarial process is highly judgmental, both as to the selection of the various actuarial methodologies, and the significant assumptions within those methodologies, which are based on historical paid and incurred development trends, and in the interpretation of the output of the various methods used.

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
As described in Note 5 to the consolidated financial statements, the Company had total deferred tax assets of $212.4 million. As described in Note 1 to the consolidated financial statements, these deferred tax assets represent the tax benefit of future deductible temporary differences, net operating loss carryforwards, and tax credit carryforwards. Deferred tax assets are reduced by a valuation allowance if, based on the weight of all available evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. In evaluating the need for a valuation allowance, the Company considers many factors, including the future reversal of existing temporary differences and the identification and use of available tax planning strategies. If those sources are insufficient to support the recoverability of the deferred tax assets, the Company then considers its projections of future taxable income, which involves significant management judgment.

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
Birmingham, Alabama
February 24, 2025

ProAssurance Corporation and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share data)

	December 31, 2024	December 31, 2023
Assets
Investments
Fixed maturities, available-for-sale, at fair value (amortized cost, $3,803,835 and $3,758,720, respectively; allowance for expected credit losses, $3,399 and $555, respectively)	$3,582,207	$3,493,597
Fixed maturities, trading, at fair value (cost, $52,493 and $48,449, respectively)	53,157	48,324
Equity investments, at fair value (cost, $145,411 and $164,262, respectively)	130,158	151,295
Short-term investments	254,922	235,785
Business owned life insurance	80,179	78,205
Investment in unconsolidated subsidiaries	259,538	276,756
Other investments (at fair value, $2,077 and $62,604, respectively, otherwise at cost or amortized cost)	7,266	65,819
Total Investments	4,367,427	4,349,781
Cash and cash equivalents	54,881	65,898
Premiums receivable, net (allowance for expected credit losses, $8,141 and $7,809, respectively)	228,900	235,569
Receivable from reinsurers on paid losses and loss adjustment expenses	18,226	21,122
Receivable from reinsurers on unpaid losses and loss adjustment expenses	409,069	445,573
Prepaid reinsurance premiums	30,623	31,149
Deferred policy acquisition costs	59,026	60,336
Deferred tax asset, net	163,928	186,164
Real estate, net	29,581	29,757
Operating lease ROU assets	16,514	16,275
Intangible assets, net	54,208	60,308
Goodwill	5,500	5,500
Other assets	136,390	124,493
Total Assets	$5,574,273	$5,631,925
Liabilities and Shareholders' Equity
Liabilities
Policy liabilities and accruals
Reserve for losses and loss adjustment expenses	$3,257,696	$3,401,281
Unearned premiums	418,756	433,715
Reinsurance premiums payable	27,289	24,019
Total Policy Liabilities and Accruals	3,703,741	3,859,015
Operating lease liabilities	17,390	17,179
Other liabilities	226,520	216,618
Debt less unamortized debt issuance costs	424,873	427,133
Total Liabilities	4,372,524	4,519,945
Shareholders' Equity
Common shares (par value $0.01 per share, 100,000,000 shares authorized, 63,763,789 and 63,576,932 shares issued, respectively)	638	636
Additional paid-in capital	408,471	403,554
Accumulated other comprehensive income (loss) (net of deferred tax expense (benefit) of ($46,681) and ($55,738), respectively)	(172,391)	(204,489)
Retained earnings	1,434,725	1,381,981
Treasury shares, at cost (12,606,968 shares as of each respective period end)	(469,694)	(469,702)
Total Shareholders' Equity	1,201,749	1,111,980
Total Liabilities and Shareholders' Equity	$5,574,273	$5,631,925
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Consolidated Statements of Changes in Capital
(In thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance at January 1, 2022	$633	$392,941	$16,284	$1,434,491	$(415,962)	$1,428,387
Common shares reacquired	—	—	—	—	(3,252)	(3,252)
Common shares issued for compensation	—	1,078	—	—	—	1,078
Share-based compensation	—	4,828	—	—	—	4,828
Net effect of restricted and performance shares issued	1	(928)	—	—	—	(927)
Dividends to shareholders	—	—	—	(10,803)	—	(10,803)
Other comprehensive income (loss)	—	—	(314,891)	—	—	(314,891)
Net income (loss)	—	—	—	(402)	—	(402)
Balance at December 31, 2022	634	397,919	(298,607)	1,423,286	(419,214)	1,104,018
Common shares reacquired	—	—	—	—	(50,488)	(50,488)
Common shares issued for compensation	—	1,064	—	—	—	1,064
Share-based compensation	—	5,247	—	—	—	5,247
Net effect of restricted and performance shares issued	2	(676)	—	—	—	(674)
Dividends to shareholders	—	—	—	(2,701)	—	(2,701)
Other comprehensive income (loss)	—	—	94,118	—	—	94,118
Net income (loss)	—	—	—	(38,604)	—	(38,604)
Balance at December 31, 2023	636	403,554	(204,489)	1,381,981	(469,702)	1,111,980
Common shares reacquired	—	—	—	—	8	8
Share-based compensation	—	6,203	—	—	—	6,203
Net effect of restricted and performance shares issued	2	(1,286)	—	—	—	(1,284)
Other comprehensive income (loss)	—	—	32,098	—	—	32,098
Net income (loss)	—	—	—	52,744	—	52,744
Balance at December 31, 2024	$638	$408,471	$(172,391)	$1,434,725	$(469,694)	$1,201,749
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Consolidated Statements of Income and Comprehensive Income
(In thousands, except per share data)

	Year Ended December 31
	2024	2023	2022
Revenues
Net premiums earned	$968,250	$977,397	$1,029,581
Net investment income	144,538	128,419	95,972
Equity in earnings (loss) of unconsolidated subsidiaries	22,203	6,791	4,888
Net investment gains (losses):
Impairment losses	(3,298)	(3,111)	(1,772)
Portion of impairment losses recognized in other comprehensive income (loss) before taxes	102	—	14
Net impairment losses recognized in earnings	(3,196)	(3,111)	(1,758)
Other net investment gains (losses)	5,099	16,939	(31,399)
Total net investment gains (losses)	1,903	13,828	(33,157)
Other income (expense)	13,510	10,777	9,404
Total revenues	1,150,404	1,137,212	1,106,688
Expenses
Net losses and loss adjustment expenses	739,435	800,494	776,762
Underwriting, policy acquisition and operating expenses:
Operating expense	183,909	165,931	174,163
DPAC amortization	135,430	134,813	133,175
SPC U.S. federal income tax expense (benefit)	1,766	1,629	1,759
SPC dividend expense (income)	4,444	6,234	6,673
Interest expense	22,342	23,150	20,372
Goodwill impairment	—	44,110	—
Total expenses	1,087,326	1,176,361	1,112,904
Income (loss) before income taxes	63,078	(39,149)	(6,216)
Provision for income taxes:
Current expense (benefit)	(2,487)	1,223	807
Deferred expense (benefit)	12,821	(1,768)	(6,621)
Total income tax expense (benefit)	10,334	(545)	(5,814)
Net income (loss)	52,744	(38,604)	(402)
Other comprehensive income (loss), after tax, net of reclassification adjustments	32,098	94,118	(314,891)
Comprehensive income (loss)	$84,842	$55,514	$(315,293)
Earnings (loss) per share:
Basic	$1.03	$(0.73)	$(0.01)
Diluted	$1.03	$(0.73)	$(0.01)
Weighted average number of common shares outstanding:
Basic	51,097	52,642	54,008
Diluted	51,266	52,788	54,140
Cash dividends declared per common share	$—	$0.05	$0.20
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31
	2024	2023	2022
Operating Activities
Net income (loss)	$52,744	$(38,604)	$(402)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Goodwill impairment	—	44,110	—
Depreciation and amortization, net of accretion	17,751	26,015	38,063
(Increase) decrease in cash surrender value of BOLI	(2,316)	3,541	21
Net investment (gains) losses	(1,903)	(13,828)	33,157
Share-based compensation	6,203	5,247	4,829
Deferred income tax expense (benefit)	12,821	(1,768)	(6,621)
Policy acquisition costs, net of amortization (net deferral)	1,310	(2,188)	792
Equity in (earnings) loss of unconsolidated subsidiaries	(22,203)	(6,791)	(4,888)
Distributed earnings from unconsolidated subsidiaries	21,156	15,375	30,278
Other, net	(320)	947	(571)
Change in:
Premiums receivable	6,669	10,525	(4,999)
Reinsurance related assets and liabilities	43,196	(26,017)	20,476
Other assets	(9,424)	(5,014)	12,076
Reserve for losses and loss adjustment expenses	(143,585)	(69,866)	(108,793)
Unearned premiums	(14,959)	10,765	(11,011)
Other liabilities	22,145	(2,334)	(32,248)
Net cash provided (used) by operating activities	(10,715)	(49,885)	(29,841)
Investing Activities
Purchases of:
Fixed maturities, available-for-sale	(770,332)	(419,234)	(607,790)
Equity investments	(2,104)	(1,586)	(34,907)
Other investments	(9,585)	(40,795)	(38,873)
Investment in unconsolidated subsidiaries	(25,845)	(36,739)	(39,488)
Proceeds from sales or maturities of:
Fixed maturities, available-for-sale	707,840	493,648	542,855
Equity investments	23,518	3,751	78,550
Other investments	68,767	77,130	34,794
Net sales or (purchases) of fixed maturities, trading	(4,353)	(4,911)	(499)
Return of invested capital from unconsolidated subsidiaries	44,110	56,609	44,464
Net sales or maturities (purchases) of short-term investments	(14,170)	13,198	(27,789)
Unsettled security transactions, net change	1,842	2,199	(6,302)
Purchases of capital assets	(9,016)	(4,790)	(4,353)
Other	—	2,659	(2,659)
Net cash provided (used) by investing activities	10,672	141,139	(61,997)
Continued on the following page.

	Year Ended December 31
	2024	2023	2022
Continued from the previous page.
Financing Activities
Borrowings (repayments) under Revolving Credit Agreement	(4,687)	250,000	—
Repayments of Senior Notes	—	(250,000)	—
Repurchase of common stock	8	(50,488)	(3,252)
Dividends to shareholders	—	(5,379)	(10,768)
Capital contribution received from (return of capital to) external segregated portfolio cell participants	(5,010)	3,503	(8,928)
Other	(1,285)	(2,951)	1,143
Net cash provided (used) by financing activities	(10,974)	(55,315)	(21,805)
Increase (decrease) in cash and cash equivalents	(11,017)	35,939	(113,643)
Cash and cash equivalents at beginning of period	65,898	29,959	143,602
Cash and cash equivalents at end of period	$54,881	$65,898	$29,959

Supplemental Disclosure of Cash Flow Information
Cash paid (refunded) during the year for income taxes, net	$1,371	$(11,195)	$2,340
Cash paid during the year for interest	$23,429	$22,314	$19,679

Significant Non-Cash Transactions
Operating lease liabilities arising from obtaining ROU assets	$2,176	$—	$3,133
Dividends declared and not yet paid	$—	$—	$2,698
Increase (decrease) in fair value of contingent consideration issued in NORCAL acquisition	$(6,500)	$(8,500)	$(9,000)
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024

1. Accounting Policies
Organization and Nature of Business
ProAssurance Corporation (ProAssurance, ProAssurance Group, PRA or the Company), a Delaware corporation, is an insurance holding company primarily for wholly owned specialty property and casualty and workers' compensation insurance entities including an entity that provides capital to Syndicate 1729 at Lloyd's to support the Company's previous participation in underwriting years that remain open. Risks insured are primarily liability risks located within the U.S.
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
December 31, 2024
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

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024
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
ProAssurance's premiums receivable on its Consolidated Balance Sheet as of December 31, 2024 and 2023 is reported net of the related allowance for expected credit losses of $8.1 million and $7.8 million, respectively. The following tables present a roll forward of the allowance for expected credit losses related to the Company's premiums receivable for the years ended December 31, 2024 and 2023.

(In thousands)	Premiums Receivable, Net	Allowance for Expected Credit Losses
Balance, December 31, 2023	$235,569	$7,809
Provision for expected credit losses		960
Write offs charged against the allowance		(698)
Recoveries of amounts previously written off		70
Balance, December 31, 2024	$228,900	$8,141

(In thousands)	Premiums Receivable, Net	Allowance for Expected Credit Losses
Balance, December 31, 2022	$246,094	$7,658
Provision for expected credit losses		1,114
Write offs charged against the allowance		(1,040)
Recoveries of amounts previously written off		77
Balance, December 31, 2023	$235,569	$7,809
ProAssurance's expected credit losses associated with its reinsurance receivables (related to both paid and unpaid losses) were nominal in amount as of December 31, 2024 and 2023. ProAssurance has other financial assets and off-balance-sheet commitments that are exposed to credit losses; however, expected credit losses associated with these assets and commitments were nominal in amount as of December 31, 2024 and 2023.
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

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024
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
Equity Investments
Equity investments are carried at fair value, as described above, with the holding gains and losses included as a component of net investment gains (losses) in the Consolidated Statement of Income and Comprehensive Income during the period of change. Equity investments are primarily comprised of bond funds, stocks and investment funds.
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

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024
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
Impairments
ProAssurance evaluates its available-for-sale investment securities, which at December 31, 2024 and 2023 consisted entirely of fixed maturity securities, on at least a quarterly basis for the purpose of determining whether declines in fair value below recorded cost basis represent a credit loss. The Company considers a credit loss to have occurred:
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

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024
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
As of December 31, 2024, ProAssurance uses Interest Rate Swaps that are designated and qualify as highly effective cash flow hedges to manage its exposure to variability in cash flows of forecasted interest payments attributable to variability in the selected base rates on borrowings under the Revolving Credit Agreement. Changes in the fair value of derivatives that are designated and qualify as highly effective cash flow hedges are recorded in AOCI, net of tax, and are reclassified into earnings when the hedged cash flows impact earnings. When the change in the fair value of a qualifying cash flow hedge is included in earnings, it is included in the same line item on the Consolidated Statement of Income and Comprehensive Income as the cash flows from the hedged item. The Company has elected not to offset fair value amounts recognized for the Interest Rate Swaps and fair value of the amounts recognized to reclaim cash collateral or the obligation to return cash collateral executed with counterparties under a master netting arrangement. The cash flows of Interest Rate Swaps are classified as operating cash flows.
For derivative instruments not designated as hedging instruments, ProAssurance recognizes the change in fair value of the derivative in earnings during the period of change. As of December 31, 2024, ProAssurance uses foreign currency forward contracts that are designated as an economic hedge (non-hedging instrument) to reduce the market risk related to fluctuations in exchange rates associated with foreign currency denominated available-for-sale fixed maturities and loss reserves. The cash flows of foreign currency forward contracts are classified as operating cash flows and the change in fair value is recognized in the Consolidated Statements of Income and Comprehensive Income as a component of other income (see additional discussion below under the heading "Foreign Currency").
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

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024
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
ProAssurance evaluates tax positions taken on tax returns and recognizes positions in the financial statements when it is more likely than not that the position will be sustained upon resolution with a taxing authority. If recognized, the benefit is measured as the largest amount of benefit that has a greater than fifty percent probability of being realized. Uncertain tax positions are reviewed each period by considering changes in facts and circumstances, such as changes in tax law, interactions with taxing authorities and developments in case law, and adjustments would be made if considered necessary. Adjustments to unrecognized tax benefits may affect income tax expense, and the settlement of uncertain tax positions may require the use of cash. Other than differences related to timing, no significant adjustments were considered necessary during the years ended December 31, 2024 or 2023.
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

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024
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

	Gross Carrying Value		Accumulated Amortization		Amortization Expense
	December 31		December 31		Year Ended December 31
(In millions)	2024	2023	2024	2023	2024	2023	2022
Intangible Assets
Non-amortizable	$38.2	$38.2
Amortizable	100.3	100.3	$84.3	$78.2	$6.1	$6.5	$6.5
Total Intangible Assets	$138.5	$138.5
Aggregate amortization expense for intangible assets is estimated to be $5.7 million for the year ended December 31, 2025, $3.7 million for the year ended December 31, 2026, $3.4 million for the year ended December 31, 2027, $2.9 million for the year ended December 31, 2028 and nominal in amount for the year ended December 31, 2029.
Goodwill
Goodwill is tested for impairment annually or more frequently if circumstances indicate an impairment may have occurred. The date of the Company's annual goodwill impairment testing is October 1. Impairment of goodwill is tested at the reporting unit level which are: Specialty P&C, Workers' Compensation Insurance, Segregated Portfolio Cell Reinsurance, Lloyd's Syndicates and Corporate. Of the Company's five reporting units, only the Segregated Portfolio Cell Reinsurance reporting unit has goodwill at December 31, 2024. See Note 6 for additional information about the Company's goodwill.
During the third quarter of 2023, ProAssurance recorded a goodwill impairment charge of $44.1 million, and the facts and circumstances that led to this impairment and how the fair value of each reporting unit was estimated, including the significant assumptions used and other details, are outlined in the following section.
Interim Impairment Assessment
The Company performed a quantitative goodwill impairment assessment on the Workers' Compensation Insurance reporting unit as of September 30, 2023, due to market conditions impacting that reporting unit's actual and projected results along with a broader decline in ProAssurance's stock price that occurred for a sustained period of time during the third quarter of 2023.
The quantitative goodwill impairment test involves comparing the fair value of a reporting unit with its carrying value including goodwill. If the fair value of a reporting unit exceeds its carrying value, the reporting unit's goodwill is considered not to be impaired. However, if the carrying value of a reporting unit exceeds its fair value, an impairment loss is recorded in an

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024
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
The analysis indicated impairment of the goodwill associated with the Workers' Compensation Insurance reporting unit and accordingly ProAssurance recorded a $44.1 million charge to fully impair the goodwill in the third quarter of 2023.
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

Annual Impairment Assessment
The Company performed its annual goodwill impairment assessment as of October 1, 2024 and October 1, 2023.
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
For the most recent goodwill impairment test performed on October 1, 2024, the Company elected to perform a qualitative impairment test for the Segregated Portfolio Cell Reinsurance reporting unit. Based on previous quantitative assessments, the Segregated Portfolio Cell Reinsurance reporting unit has historically had an excess of fair value over book value and based on current operations is expected to continue to do so; therefore, the Company's annual impairment test for this reporting unit was performed qualitatively.
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

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024
In applying the qualitative approach, management considered macroeconomic factors, industry and market conditions, cost factors that could have a negative impact on the reporting unit, actual financial performance of the reporting unit versus expectations and management's future business expectations. As a result of the annual qualitative assessments in 2024 and 2023, management concluded that it was not more likely than not that the fair value of the Segregated Portfolio Cell Reinsurance reporting unit was less than its carrying value as of the testing date; therefore, no further impairment testing was required. Management also performed an impairment test of its indefinite lived intangible assets which indicated no impairment as of October 1, 2024 or 2023.
No goodwill impairment was recorded during the year ended December 31, 2024 or 2022.
Business Combinations
The Company accounts for business combinations in accordance with GAAP which requires management to make certain estimates and assumptions including determining the fair value of any non-cash components of the acquisition consideration and the acquisition date fair values of the acquired tangible and identifiable intangible assets and assumed liabilities.
Contingent Consideration
Contingent consideration in a business combination that is classified as a liability is carried as a component of other liabilities on ProAssurance's Consolidated Balance Sheet. Contingent consideration is measured at fair value on the date of acquisition and remeasured at fair value each subsequent reporting period. Fair value of a liability represents the price that would be paid to transfer the liability in an orderly transaction between market participants at the measurement date considering characteristics specific to the liability.
The purchase consideration in the Company's 2021 acquisition of NORCAL included contingent consideration. NORCAL policyholders who elected to receive NORCAL stock and tender it to ProAssurance were eligible for a share of contingent consideration in an amount of up to approximately $84 million. As defined in the purchase agreement, the contingent consideration was dependent upon the after-tax development of NORCAL's ultimate net losses for accident years ended on or before December 31, 2020 determined as of December 31, 2023 by a mutually agreed upon independent actuarial consultant. This independent actuarial consultant had until June 30, 2024 to complete their estimate. In June 2024, the independent actuarial consulting firm completed its estimate, and based on that estimate no additional consideration was due. The Committee appointed by NORCAL prior to the close of the acquisition reviewed the work of the independent actuarial consultant and accepted the conclusion that no additional consideration was due.
Given the contingent consideration associated with the NORCAL acquisition was dependent upon the after-tax development of NORCAL's ultimate net losses between December 31, 2020 and December 31, 2023, the Company bifurcated changes in the contingent consideration each period between fair value changes and, if applicable, changes in estimates of NORCAL's ultimate net losses for accident years 2020 and prior. Changes in contingent consideration related to fair value are recognized in earnings as a component of net investment gains (losses) and changes in contingent consideration related to changes in estimates of NORCAL's ultimate net losses for accident years 2020 and prior are recognized in earnings as component of operating expenses.
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
Leases
ProAssurance is involved in a number of leases, primarily for office facilities. The Company determines if an arrangement is a lease at the inception date of the contract and classifies all leases as either financing or operating. Operating leases are included in operating lease ROU assets and operating lease liabilities on the Consolidated Balance Sheets. The ROU asset represents the right to use the underlying asset for the lease term. As of December 31, 2024, ProAssurance has no leases that are classified as financing leases.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024
Operating ROU assets and operating lease liabilities are initially recognized as of the lease commencement date based on the present value of the remaining lease payments, discounted over the term of the lease using a discount rate determined based on information available as of the commencement date. As the majority of ProAssurance's lessors do not provide an implicit discount rate, the Company uses its collateralized incremental borrowing rate in determining the present value of remaining lease payments. Due to the adoption of ASU 2016-02, the Company used its collateralized incremental borrowing rate as of January 1, 2019 for operating leases that commenced prior to that date. Subsequent to the initial recognition, the operating ROU asset and operating lease liability are amortized and accreted, respectively, over the lease term in a manner that results in a straight-line operating lease expense. Operating lease expense is included as a component of operating expense on the Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2024, 2023 and 2022. Leases with an initial term of twelve months or less are considered short-term and are not recorded on the Consolidated Balance Sheet; lease expense for these leases is also recognized on a straight-line basis over the lease term. Additionally, for leases entered into or reassessed after the adoption of ASU 2016-02 on January 1, 2019, ProAssurance accounts for lease and non-lease components of a contract as a single lease component.
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
Real estate accumulated depreciation was approximately $30.1 million and $29.2 million at December 31, 2024 and 2023, respectively. Real estate depreciation expense was $0.9 million for each of the years ended December 31, 2024, 2023 and 2022.
Earned But Unbilled Premiums
Workers’ compensation premiums are determined based upon the payroll of the insured, the applicable premium rates and an experience-based modification factor, where applicable. An audit of the policyholders’ records is conducted after policy expiration to make a final determination of applicable premiums. Audit premium due from or due to a policyholder as a result of an audit is reflected in net premiums written and earned when billed. ProAssurance tracks, by policy, the amount of additional premium billed in final audit invoices as a percentage of payroll exposure and uses this information to estimate the probable additional amount of EBUB as of the balance sheet date. Changes to the EBUB estimate are included in net premiums written and earned in the period recognized. As of December 31, 2024 and 2023, ProAssurance carried EBUB of $9.1 million and $6.2 million, respectively, as a part of premiums receivable. ProAssurance will continue to monitor and adjust the estimate, if necessary, based on changes in insured payrolls and economic conditions, as experience develops or new information becomes known; however, the length and magnitude of such changes depends on future developments, which are highly uncertain and cannot be predicted.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024
Other Liabilities
Other liabilities at December 31, 2024 and 2023 consisted of the following:

(In thousands)	2024	2023
SPC dividends payable	$64,985	$63,949
Deferred compensation liabilities	33,793	32,043
Contingent consideration	—	6,500
All other	127,742	114,126
Total other liabilities	$226,520	$216,618
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
Contingent consideration represents a portion of the purchase consideration for the NORCAL acquisition and depends on the after-tax development of NORCAL's ultimate net losses over a three year period beginning on December 31, 2020 (see previous discussion above under the heading "Contingent Consideration").
Treasury Shares
Treasury shares are reported at cost, less any applicable excise tax, and are reflected on the Consolidated Balance Sheets as an unallocated reduction of total equity.
Share-Based Payments
Compensation cost for share-based payments is measured based on the grant-date fair value of the award and recognized over the requisite service period. Excess tax benefits (tax deductions realized in excess of the compensation costs recognized for the exercise of the awards, multiplied by the incremental tax rate) are reported as operating cash inflows.
Subsequent Events
ProAssurance evaluates events that occurred subsequent to December 31, 2024 through the date this Form 10-K was filed for recognition or disclosure in its Consolidated Financial Statements.
Accounting Changes Adopted
Improvements to Reportable Segment Disclosures (ASU 2023-07)
Effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, and requiring retrospective application to all prior periods presented in the financial statements, the FASB amended disclosure requirements for segment reporting by modifying and adding disclosure requirements, primarily related to significant segment expenses which are regularly provided to the Company’s CODM. ProAssurance adopted the guidance beginning January 1, 2024, and adoption had no material effect on ProAssurance's results of operations, financial position or cash flows.
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
Improvements to Income Tax Disclosures (ASU 2023-09)

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024
Effective for fiscal years beginning after December 15, 2024, the FASB amended disclosure requirements to provide greater transparency on income tax disclosures, including the disaggregation of existing disclosures related to the tax rate reconciliation and income taxes paid. ProAssurance is currently evaluating the effect the updated guidance will have on the Company's financial statement disclosures.
Disaggregation of Income Statement Expenses (ASU 2024-03)
Effective for fiscal years beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, the FASB issued guidance to improve disclosures about the Company’s expenses by requiring more detailed information about certain expenses (employee compensation, depreciation and intangible asset amortization) included within the Consolidated Statement of Income and Comprehensive Income captions. ProAssurance is currently evaluating the effect the updated guidance will have on the Company's financial statement disclosures.
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
December 31, 2024
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
Fair values of assets measured at fair value on a recurring basis as of December 31, 2024 and December 31, 2023 are shown in the following tables. Where applicable, the tables also indicate the fair value hierarchy of the valuation techniques utilized to determine those fair values. For some assets, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. When this is the case, the asset is categorized based on the level of the most significant input to the fair value measurement. Assessments of the significance of a particular input to the fair value measurement require judgment and consideration of factors specific to the assets being valued.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024

	December 31, 2024
	Fair Value Measurements Using			Total
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Fixed maturities, available-for-sale
U.S. Treasury obligations	$—	$243,903	$—	$243,903
U.S. Government-sponsored enterprise obligations	—	14,894	—	14,894
State and municipal bonds	—	446,601	—	446,601
Corporate debt, multiple observable inputs	—	1,646,713	—	1,646,713
Corporate debt, limited observable inputs	—	—	81,062	81,062
Residential mortgage-backed securities	—	478,799	—	478,799
Agency commercial mortgage-backed securities	—	6,727	—	6,727
Other commercial mortgage-backed securities	—	201,786	—	201,786
Other asset-backed securities	—	457,948	3,774	461,722
Fixed maturities, trading	—	53,157	—	53,157
Equity investments
Financial	9,006	2,310	273	11,589
Utilities/Energy	724	—	—	724
Industrial	—	—	5,233	5,233
Bond funds	101,243	—	—	101,243
All other	11,369	—	—	11,369
Short-term investments	185,492	69,430	—	254,922
Other investments	—	1,577	500	2,077
Other assets	—	6,094	—	6,094
Total assets categorized within the fair value hierarchy	$307,834	$3,629,939	$90,842	4,028,615
Assets carried at NAV, which approximates fair value and which are not categorized within the fair value hierarchy, reported as a part of:
Investment in unconsolidated subsidiaries				226,269
Total assets at fair value				$4,254,884

Liabilities:
Other liabilities	$6,680	$—	$—	$6,680
Total liabilities categorized within the fair value hierarchy	$6,680	$—	$—	$6,680

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024

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
The fair values for securities included in the Level 2 category, with the few exceptions described below, were developed by one of several third-party, nationally recognized pricing services, including services that price only certain types of securities. Each service uses complex methodologies to determine values for securities and subject the values they develop to quality control reviews. Management selected a primary source for each type of security in the portfolio and reviewed the values provided for reasonableness by comparing data to alternate pricing services and to available market and trade data. Values that appeared inconsistent were further reviewed for appropriateness. Any value that did not appear reasonable was discussed with the service that provided the value and adjusted, if necessary. There were no material changes to the values supplied by the pricing services during the years ended December 31, 2024 and 2023.
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
December 31, 2024
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
Residential and commercial mortgage-backed securities were valued using a pricing matrix which considers the issuer type, coupon rate and longest cash flows outstanding. The matrix used was based on the most recently available market information. Agency and non-agency collateralized mortgage obligations were both valued using models that consider the structure of the security, current and historical information regarding prepayment speeds, ratings and ratings updates, current and historical interest rates and interest rate spread data.
Other asset-backed securities were valued using models that consider the structure of the security, monthly payment information, current and historical information regarding prepayment speeds, ratings and ratings updates, current and historical interest rates and interest rate spread data. Spreads and prepayment speeds consider collateral type.
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
Other assets consisted of interest rate swap and foreign currency forward contract derivative instruments, which are discussed in Note 11, valued using a model which considers the forward yield curves and volatilities from other instruments with similar maturities, strike prices and durations.
Level 3 Valuations
Below is a summary description of the valuation methodologies used as well as quantitative information regarding securities in the Level 3 category, by security type:
Level 3 Valuation Methodologies
Corporate debt, limited observable inputs consisted of corporate bonds valued using dealer quotes for similar securities or discounted cash flow models using yields currently available for similar securities. Similar securities are defined as securities of comparable credit quality that have like terms and payment features. Assessments of credit quality were based on NRSRO ratings, if available, or were determined by management if not available. At December 31, 2024, 100% of the securities were rated and the average rating was BBB+. At December 31, 2023, 98% of the securities were rated and the average rating was BBB+.
Residential mortgage-backed, other commercial mortgage-backed and other asset-backed securities consisted of securitizations of receivables valued using dealer quotes for similar securities or discounted cash flow models using yields currently available for similar securities. Similar securities are defined as securities of comparable credit quality that have like

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024
terms and payment features. Assessments of credit quality were based on NRSRO ratings, if available, or were subjectively determined by management if not available. At December 31, 2024, 81% of the securities were rated and the average rating was A-. At December 31, 2023, 79% of the securities were rated and the average rating was AA.
Equity investments consisted of preferred stock for which limited observable inputs were available at December 31, 2024 and December 31, 2023. The equity securities were primarily priced using broker/dealer quotes and internal models with some inputs that are unobservable.
Other investments consisted of convertible securities for which limited observable inputs were available at December 31, 2024 and December 31, 2023. The securities were valued internally based on expected cash flows, including the expected final recovery, discounted at a yield that considered the lack of liquidity and the financial status of the issuer.
Other liabilities consisted of contingent consideration associated with the NORCAL acquisition and was recorded at fair value at December 31, 2023. The ultimate payout under the contingent consideration was dependent upon the after-tax development of NORCAL's ultimate net losses over a three-year period beginning December 31, 2020 determined as of December 31, 2023 by a mutually agreed upon independent actuarial consultant. In June 2024, the independent actuarial consulting firm completed its estimate, and based on that estimate no additional consideration was due. The Committee appointed by NORCAL prior to the close of the acquisition reviewed the work of the independent actuarial consultant and accepted the conclusion that no additional consideration was due; therefore, the liability was reduced to zero as of June 30, 2024. As of December 31, 2023, the remaining uncertainty was a significant component in the determination of the fair value of the liability. See further discussion around the contingent consideration in Note 8.
Quantitative Information Regarding Level 3 Valuations
Below is quantitative information regarding securities in the Level 3 category, by security type:

	Fair Value at
($ in thousands)	December 31, 2024	December 31, 2023	Valuation Technique	Unobservable Input	Range (Weighted Average)
Assets:
Corporate debt, limited observable inputs	$81,062	$82,377	Market Comparable Securities	Comparability Adjustment	0% - 5% (2.5%)
			Discounted Cash Flows	Comparability Adjustment	0% - 5% (2.5%)
Residential mortgage-backed, other commercial mortgage-backed and other asset-backed securities	$3,774	$4,414	Market Comparable Securities	Comparability Adjustment	0% - 5% (2.5%)
			Discounted Cash Flows	Comparability Adjustment	0% - 5% (2.5%)
Equity investments	$5,506	$5,237	Discounted Cash Flows	Comparability Adjustment	0% - 10% (5%)
Other investments	$500	$5,126	Discounted Cash Flows	Comparability Adjustment	0% - 10% (5%)
Liabilities:
Other liabilities	$—	$6,500	Stochastic Model/Discounted Cash Flows	Weighted Average Cost of Capital	0% - 10% (8%)
The significant unobservable inputs used in the fair value measurement of the above listed securities were the valuations of comparable securities with similar issuers, credit quality and maturity. Changes in the availability of comparable securities could result in changes in the fair value measurements.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024
Fair Value Measurements - Level 3 Assets & Liabilities
The following tables present summary information regarding changes in the fair value of assets and liabilities measured using Level 3 inputs.

	December 31, 2024
	Level 3 Fair Value Measurements
	Assets					Liabilities
(In thousands)	Corporate Debt	Asset-backed Securities	Equity Investments	Other Investments	Total Assets	Other Liabilities	Total Liabilities
Balance, December 31, 2023	$82,377	$4,414	$5,237	$5,126	$97,154	$(6,500)	$(6,500)
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Net investment income (loss)	—	2	—	—	2	—	—
Net investment gains (losses)	—	—	(51)	98	47	6,500	6,500
Included in other comprehensive income (loss)	(85)	(53)	—	—	(138)	—	—
Purchases	18,508	6,248	320	—	25,076	—	—
Sales	(2,814)	(286)	—	(252)	(3,352)	—	—
Transfers in	3,587	—	—	—	3,587	—	—
Transfers out	(20,511)	(6,551)	—	(4,472)	(31,534)	—	—
Balance, December 31, 2024	$81,062	$3,774	$5,506	$500	$90,842	$—	$—
Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets and liabilities held at period-end	$—	$—	$(51)	$88	$37	$—	$—

	December 31, 2023
	Level 3 Fair Value Measurements
	Assets					Liabilities
(In thousands)	Corporate Debt	Asset-backed Securities	Equity Investments	Other Investments	Total Assets	Other Liabilities	Total Liabilities
Balance, December 31, 2022	$63,973	$2,954	$2,803	$1,783	$71,513	$(15,000)	$(15,000)
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Net investment income (loss)	(23)	—	—	—	(23)	—	—
Net investment gains (losses)	212	—	(737)	113	(412)	5,000	5,000
Operating expense	—	—	—	—	—	3,500	3,500
Included in other comprehensive income (loss)	165	(357)	—	—	(192)	—	—
Purchases	34,311	3,253	3,171	4,294	45,029	—	—
Sales	(9,534)	(398)	—	—	(9,932)	—	—
Transfers in	14,666	3,988	—	2,108	20,762	—	—
Transfers out	(21,393)	(5,026)	—	(3,172)	(29,591)	—	—
Balance, December 31, 2023	$82,377	$4,414	$5,237	$5,126	$97,154	$(6,500)	$(6,500)
Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets and liabilities held at period-end	$—	$—	$(737)	$113	$(624)	$—	$—

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024
Transfers
Transfers shown in the preceding Level 3 tables were as of the end of the period in which the transfer occurred. All transfers were to or from Level 2.
All transfers in and out of Level 3 during 2024 and 2023 related to securities held for which the level of market activity for identical or nearly identical securities varies from period to period. The securities were valued using multiple observable inputs when those inputs were available; otherwise the securities were valued using limited observable inputs.
Fair Values Not Categorized
At December 31, 2024 and 2023, certain LPs/LLCs and investment funds measure fund assets at fair value on a recurring basis and provide a NAV for ProAssurance's interest. The carrying value of these interests is based on the NAV provided and was considered to approximate the fair value of the interests. For investment in unconsolidated subsidiaries, ProAssurance recognizes any changes in the NAV of its interests in equity in earnings (loss) of unconsolidated subsidiaries during the period of change. In accordance with GAAP, the fair value of these investments was not classified within the fair value hierarchy. The amount of ProAssurance's unfunded contractual commitments related to these investments as of December 31, 2024 and fair values of these investments as of December 31, 2024 and 2023 were as follows:

	Unfunded Contractual Commitments	Fair Value
(In thousands)	December 31, 2024	December 31, 2024	December 31, 2023
Investment in unconsolidated subsidiaries:
Private debt funds (1)	$4,386	$14,190	$19,886
Long/short equity funds (2)	None	4,246	4,497
Non-public equity funds (3)	$31,935	111,441	111,251
Credit funds (4)	$33,632	45,134	55,740
Strategy focused funds (5)	$68,072	51,258	54,081
Total investments carried at NAV		$226,269	$245,455
Below is additional information regarding each of the investments listed in the table above as of December 31, 2024.
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
(4)This investment is comprised of multiple unrelated LP funds. Three funds seek to obtain superior risk-adjusted absolute returns through a diversified portfolio of debt securities, including bonds, loans and other asset-backed instruments. The remaining funds focus on private middle market company mezzanine and senior secured loans, opportunities across the credit spectrum, mortgage backed-loans, as well as various types of loan-backed investments. One fund allows redemptions at any quarter-end with prior notice requirements of 180 days, while two other funds allow for redemptions with consent of the General Partner. The remaining funds do not allow redemptions. For the funds that do not allow redemptions, income and capital are to be periodically distributed at the discretion of the LP over time frames throughout the remaining life of the funds.
(5)This investment is comprised of multiple unrelated LPs/LLCs funds. One fund is an LLC focused on investing in North American consumer products companies, comprised of equity and equity-related securities, as well as debt instruments. A second fund is focused on aircraft investments, along with components and assets related to aircrafts. A third fund is an LLC focused on acquiring ownership stakes in insurance agencies. For all three

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024
funds, redemptions are not permitted. The remaining funds are real estate focused LPs, three of which allow for redemption with prior notice.
ProAssurance may not sell, transfer or assign its interest in any of the above LPs/LLCs without special consent from the LPs/LLCs.
Nonrecurring Fair Value Measurement
During the third quarter of 2023, ProAssurance recognized a nonrecurring fair value measurement related to the goodwill in its Workers' Compensation Insurance reporting unit with a carrying value of $44.1 million prior to the fair value measurement. This nonrecurring fair value measurement resulted in the goodwill being written down to its implied fair value of zero resulting in an impairment of goodwill of $44.1 million. The inputs used in the fair value measurement were non-observable and, as such, were categorized as a Level 3 valuation. ProAssurance did not have any other assets or liabilities that were measured at fair value on a nonrecurring basis at December 31, 2024 or 2023.
Financial Instruments - Methodologies Other Than Fair Value
The following table provides the estimated fair value of the Company's financial instruments that, in accordance with GAAP for the type of investment, are measured using a methodology other than fair value. Fair values provided primarily fall within the Level 3 fair value category.

	December 31, 2024		December 31, 2023
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
BOLI	$80,179	$80,179	$78,205	$78,205
Other investments	$5,189	$5,189	$3,215	$3,215
Other assets	$34,793	$34,793	$33,231	$33,221
Financial liabilities:
Revolving Credit Agreement*	$125,000	$125,000	$125,000	$125,000
Term Loan*	$120,313	$120,313	$125,000	$125,000
Contribution Certificates	$181,163	$152,564	$179,387	$149,782
Other liabilities	$33,793	$33,793	$32,043	$32,043
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
Other assets and other liabilities primarily consisted of related investment assets and liabilities associated with funded deferred compensation agreements. The fair value of the funded deferred compensation assets was based upon quoted market prices, which is categorized as a Level 1 valuation, and had a fair value of $34.1 million and $32.3 million at December 31, 2024 and 2023, respectively. Other assets also included an unsecured note receivable. The fair value of the note receivable was based on the present value of expected cash flows from the note receivable, discounted at market rates on the valuation date for receivables with similar credit standings and similar payment structures. Other liabilities primarily consisted of liabilities associated with funded deferred compensation agreements. The reported balance is determined based on the amount of elective deferrals and employer contributions adjusted for periodic changes in the fair value of the participant balances based on the performance of the funds selected by the participants and had a fair value of $33.8 million and $32.0 million at December 31, 2024 and December 31, 2023, respectively.
The fair value of the debt was estimated based on the present value of expected future cash outflows, discounted at rates available on the valuation date for similar debt issued by entities with a similar credit standing to ProAssurance.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024
3. Investments
Available-for-sale fixed maturities at December 31, 2024 and December 31, 2023 included the following:

	December 31, 2024
(In thousands)	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities, available-for-sale
U.S. Treasury obligations	$256,939	$—	$107	$13,143	$243,903
U.S. Government-sponsored enterprise obligations	15,586	—	—	692	14,894
State and municipal bonds	470,974	—	1,135	25,508	446,601
Corporate debt	1,833,207	2,608	4,241	107,065	1,727,775
Residential mortgage-backed securities	536,194	197	1,628	58,826	478,799
Agency commercial mortgage-backed securities	7,600	—	—	873	6,727
Other commercial mortgage-backed securities	214,019	406	439	12,266	201,786
Other asset-backed securities	469,316	188	1,725	9,131	461,722
	$3,803,835	$3,399	$9,275	$227,504	$3,582,207

	December 31, 2023
(In thousands)	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities, available-for-sale
U.S. Treasury obligations	$259,834	$—	$165	$16,474	$243,525
U.S. Government-sponsored enterprise obligations	19,752	—	2	1,030	18,724
State and municipal bonds	482,367	—	1,885	29,871	454,381
Corporate debt	1,883,308	—	4,025	136,759	1,750,574
Residential mortgage-backed securities	481,267	211	2,876	53,795	430,137
Agency commercial mortgage-backed securities	9,369	—	5	987	8,387
Other commercial mortgage-backed securities	210,469	151	60	20,904	189,474
Other asset-backed securities	412,354	193	1,104	14,870	398,395
	$3,758,720	$555	$10,122	$274,690	$3,493,597

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024
The recorded cost basis and estimated fair value of available-for-sale fixed maturities at December 31, 2024, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total Fair Value
Fixed maturities, available-for-sale
U.S. Treasury obligations	$256,939	$62,307	$152,785	$26,312	$2,499	$243,903
U.S. Government-sponsored enterprise obligations	15,586	5,514	6,932	499	1,949	14,894
State and municipal bonds	470,974	44,589	143,632	150,338	108,042	446,601
Corporate debt	1,833,207	179,365	897,261	537,948	113,201	1,727,775
Residential mortgage-backed securities	536,194					478,799
Agency commercial mortgage-backed securities	7,600					6,727
Other commercial mortgage-backed securities	214,019					201,786
Other asset-backed securities	469,316					461,722
	$3,803,835					$3,582,207
Excluding obligations of the U.S. Government, U.S. Government-sponsored enterprises and a U.S. Government obligations money market fund, no investment in any entity or its affiliates exceeded 10% of shareholders’ equity at December 31, 2024.
Cash and securities with a carrying value of $52.2 million at December 31, 2024 were on deposit with various state insurance departments to meet regulatory requirements. ProAssurance also held securities with a carrying value of $68.2 million at December 31, 2024 that are pledged as collateral security for advances under the Company's borrowing relationships with FHLBs.
As a member of Lloyd's, ProAssurance is required to maintain capital at Lloyd's, referred to as FAL, to support the Company's previous participation in underwriting years that remain open at Syndicate 1729. At December 31, 2024, the fair value of ProAssurance's FAL investments was $11.7 million and were comprised of cash and cash equivalents and investment securities, primarily available-for-sale fixed maturities on deposit with Lloyd's, in order to satisfy these FAL requirements. During 2024, ProAssurance received a return of approximately $9.1 million of cash from its FAL balances due to lower capital requirements for the 2023 underwriting year and lower economic capital assessments.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024
Investments Held in a Loss Position
The following tables provide summarized information with respect to investments held in an unrealized loss position at December 31, 2024 and December 31, 2023, including the length of time the investment had been held in a continuous unrealized loss position.

	December 31, 2024
	Total		Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Loss	Value	Loss	Value	Loss
Fixed maturities, available-for-sale
U.S. Treasury obligations	$213,505	$13,143	$33,822	$1,561	$179,683	$11,582
U.S. Government-sponsored enterprise obligations	14,894	692	2,603	69	12,291	623
State and municipal bonds	378,425	25,508	82,312	2,261	296,113	23,247
Corporate debt	1,350,139	107,065	222,614	9,593	1,127,525	97,472
Residential mortgage-backed securities	378,461	58,826	118,908	3,810	259,553	55,016
Agency commercial mortgage-backed securities	6,727	873	426	8	6,301	865
Other commercial mortgage-backed securities	151,386	12,266	17,337	188	134,049	12,078
Other asset-backed securities	202,517	9,131	65,870	560	136,647	8,571
	$2,696,054	$227,504	$543,892	$18,050	$2,152,162	$209,454

	December 31, 2023
	Total		Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Loss	Value	Loss	Value	Loss
Fixed maturities, available-for-sale
U.S. Treasury obligations	$213,634	$16,474	$32,925	$1,364	$180,709	$15,110
U.S. Government-sponsored enterprise obligations	18,428	1,030	4,128	242	14,300	788
State and municipal bonds	378,313	29,871	48,960	2,287	329,353	27,584
Corporate debt	1,524,940	136,759	84,221	5,054	1,440,719	131,705
Residential mortgage-backed securities	313,082	53,795	74,463	10,271	238,619	43,524
Agency commercial mortgage-backed securities	7,955	987	212	1	7,743	986
Other commercial mortgage-backed securities	184,416	20,904	18,092	1,140	166,324	19,764
Other asset-backed securities	293,447	14,870	30,115	867	263,332	14,003
	$2,934,215	$274,690	$293,116	$21,226	$2,641,099	$253,464
As of December 31, 2024, excluding U.S. Government or U.S. Government-sponsored enterprise obligations, there were 2,350 debt securities (58.7% of all available-for-sale fixed maturity securities held) in an unrealized loss position representing 1,235 issuers. The greatest and second greatest unrealized loss positions among those securities were approximately $5.2 million and $3.4 million, respectively. The securities were evaluated for impairment as of December 31, 2024.
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
December 31, 2024
Each quarter, ProAssurance performs a detailed analysis for the purpose of assessing whether any of the securities it holds in an unrealized loss position has suffered an impairment due to credit or non-credit factors. A detailed discussion of the factors considered in the assessment is included in Note 1.
Fixed maturity securities held in an unrealized loss position at December 31, 2024, excluding asset-backed securities, have paid all scheduled contractual payments and are expected to continue. Expected future cash flows of asset-backed securities, excluding those issued by GNMA, FNMA and FHLMC, held in an unrealized loss position were estimated as part of the December 31, 2024 impairment evaluation using the most recently available six-month historical performance data for the collateral (loans) underlying the security or, if historical data was not available, sector based assumptions, and equaled or exceeded the current amortized cost basis of the security.
The following tables present a roll forward of the allowance for expected credit losses on available-for-sale fixed maturities for the years ended December 31, 2024 and 2023.

	Year Ended December 31, 2024
(In thousands)	Corporate Debt	Residential mortgage-backed securities	Other commercial mortgage-backed securities	Other asset-backed securities	Total
Balance, at December 31, 2023	$—	$211	$151	$193	$555
Additional credit losses related to securities for which:
No allowance for credit losses has been previously recognized	2,138	—	406	—	2,544
An allowance for credit losses was recorded in a previous period	470	—	—	—	470
Reductions related to:
Securities sold during the period	—	(14)	(151)	(5)	(170)
Balance, at December 31, 2024	$2,608	$197	$406	$188	$3,399

	Year Ended December 31, 2023
(In thousands)	Residential mortgage-backed securities	Other commercial mortgage-backed securities	Other asset-backed securities	Total
Balance, at December 31, 2022	$229	$—	$198	$427
Additional credit losses related to securities for which:
No allowance for credit losses has been previously recognized	—	151	—	151
Reductions related to:
Securities sold during the period	(18)	—	(5)	(23)
Balance, at December 31, 2023	$211	$151	$193	$555

Other information regarding sales and purchases of fixed maturity available-for-sale securities is as follows:

	Year Ended December 31
(In millions)	2024	2023	2022
Proceeds from sales (exclusive of maturities and paydowns)	$149.3	$51.4	$131.0
Purchases	$770.3	$419.2	$607.8
Equity Investments
ProAssurance's equity investments are carried at fair value with changes in fair value recognized in income as a component of net investment gains (losses) during the period of change. Equity investments on the Consolidated Balance Sheets as of December 31, 2024 and 2023 primarily included bond funds and, to a lesser degree, stocks and investment funds.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024
Short-term Investments
ProAssurance's short-term investments, which have a maturity at purchase of one year or less, are primarily comprised of investments in U.S. treasury obligations, commercial paper, money market funds and a certificate of deposit. Short-term investments are carried at fair value which approximates the cost of the securities due to their short-term nature.
BOLI
ProAssurance holds BOLI policies that are carried at the current cash surrender value of the policies (original cost $38 million). All insured individuals were members of the Company's management at the time the policies were acquired. The primary purpose of the program is to offset future employee benefit expenses through earnings on the cash value of the policies. ProAssurance is the owner and beneficiary of these policies.
Net Investment Income
Net investment income (loss) by investment category was as follows:

	Year Ended December 31
(In thousands)	2024	2023	2022
Fixed maturities	$133,577	$113,721	$93,736
Equities	4,758	4,610	3,706
Short-term investments, including Other	12,463	15,476	5,681
BOLI	2,316	2,489	1,141
Investment fees and expenses	(8,576)	(7,877)	(8,292)
Net investment income	$144,538	$128,419	$95,972
Investment in Unconsolidated Subsidiaries
ProAssurance's investment in unconsolidated subsidiaries were as follows:

	December 31, 2024	Carrying Value
(In thousands)	Percentage Ownership	December 31, 2024	December 31, 2023
Qualified affordable housing project tax credit partnerships	See below	$247	$666
All other investments, primarily investment fund LPs/LLCs	See below	259,291	276,090
		$259,538	$276,756
Qualified affordable housing project tax credit partnership interests held by ProAssurance generate investment returns by providing tax benefits to fund investors in the form of tax credits and project operating losses. The carrying value of these investments reflects ProAssurance's total commitments (both funded and unfunded) to the partnerships, less any amortization. At December 31, 2024 and December 31, 2023, ProAssurance did not have an ownership percentage greater than 20% in any tax credit partnership interests. Since ProAssurance has the ability to exert influence over the partnerships but does not control them, all are accounted for using the equity method. See further discussion of the entities in which ProAssurance holds passive interests in Note 14.
ProAssurance holds interests in investment fund LPs/LLCs and other equity method investments and LPs/LLCs which are not considered to be investment funds. ProAssurance's ownership percentage relative to five and four of the LPs/LLCs is greater than 25% at December 31, 2024 and 2023, respectively, which is likely to be reduced as the funds mature and other investors participate in the funds; these investments had a carrying value of $18.0 million and $23.0 million at December 31, 2024 and 2023, respectively. ProAssurance's ownership percentage relative to the remaining investments and LPs/LLCs is less than 25%; these interests had a carrying value of $241.3 million and $253.1 million at December 31, 2024 and 2023, respectively. ProAssurance does not have the ability to exert control over any of these funds.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024
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

	Year Ended December 31
(In thousands)	2024	2023	2022
Qualified affordable housing project tax credit partnerships
Losses (gains) recorded	$193	$2,405	$8,278
Tax credits recognized	$32	$631	$4,805

Historic tax credit partnership*
Losses (gains) recorded	$(864)	$—	$(1,212)
*ProAssurance holds a historic tax credit partnership which was fully amortized in 2020. This partnership generated investment returns by providing benefits to partnership investors in the form of tax credits, tax deductible project operating losses and distributions resulting from positive cash flows. ProAssurance received distributions associated with this investment during the fourth quarter of 2024 and second quarter of 2022 as a result of positive cash flows from completed projects, which were recognized as an operating gain.

ProAssurance accounts for its tax credit partnership investments under the equity method of accounting and records its allocable portion of the operating losses of the underlying properties based on estimates provided by the partnerships. For the Company's qualified affordable housing project tax credit partnerships, it adjusts its estimates of their allocable portion of operating losses periodically as actual operating results of the underlying properties become available. The primary benefits of tax credits and tax-deductible operating losses from the historic tax credit partnerships are earned in a short period with potential for additional cash flows extending over several years. For the years ended December 31, 2024, 2023 and 2022 the Company generated a nominal amount, $0.6 million and $4.8 million, respectively, of tax credits from its tax credit partnership investments, which were deferred and are expected to be utilized in future periods. For the year ended December 31, 2024, ProAssurance utilized approximately $5.9 million of tax credits carried forward from 2019 and, as of December 31, 2024, the Company had approximately $46.9 million of available tax credit carryforwards generated from its investments in tax credit partnerships which they expect to utilize in future periods (see further discussion in Note 5).
Equity Method Investees
As previously discussed, ProAssurance holds certain investments that are measured using the equity method of accounting, primarily investments in LPs/LLCs, which are carried as a part of investment in unconsolidated subsidiaries on the Consolidated Balance Sheets. As of December 31, 2024, ProAssurance determined one equity method investee, WNG Aircraft Opportunities Fund II LP, to be significant. WNG Aircraft Opportunities Fund II LP invests in mid-life to older narrow body aircraft.
The following tables present aggregated gross summarized financial information for the fund as of December 31, 2024, including the portion not attributable to ProAssurance, derived from the fund's financial statements which are prepared in accordance with GAAP. As the majority of ProAssurance's equity method investments report their results to the Company on a one quarter lag, the majority of the summarized financial information below is for the twelve months ended September 30, 2024 and 2023.

Balance Sheet Information
(In thousands)	September 30, 2024	September 30, 2023
Total assets	$316,699	$228,725
Total liabilities	$14,830	$80
Total partners' capital	$301,869	$228,645

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024

Income Statement Information
(In thousands)	Year Ended September 30
	2024	2023	2022
Net investment income (loss)	$74,769	$(4,846)	$(5,814)
Net investment gains (losses)	—	(475)	3,025
Net change in unrealized appreciation (depreciation)	27,152	20,976	8,171
Net gain (loss)	$101,921	$15,655	$5,382

Net gain (loss) attributable to ProAssurance(1)	$6,348	$(4,517)	$377
(1) Represents ProAssurance's share of the fund's aggregate income or loss, which is included as a component of equity in earnings (loss) of unconsolidated subsidiaries in its Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2024, 2023 and 2022.
Net Investment Gains (Losses)
Realized investment gains and losses are recognized on the first-in, first-out basis. The following table provides detailed information regarding net investment gains (losses):

	Year Ended December 31
(In thousands)	2024	2023	2022
Total impairment losses:
Corporate debt	$(2,710)	$(2,984)	$(1,331)
Asset-backed securities	(588)	(127)	(441)
Portion of impairment losses recognized in other comprehensive income before taxes:
Corporate debt	102	—	—
Asset-backed securities	—	—	14
Net impairment losses recognized in earnings	(3,196)	(3,111)	(1,758)
Gross realized gains, available-for-sale fixed maturities	1,527	876	1,740
Gross realized (losses), available-for-sale fixed maturities	(4,116)	(1,860)	(3,387)
Net realized gains (losses), trading fixed maturities	34	(88)	(155)
Net realized gains (losses), equity investments	2,559	496	(5,252)
Net realized gains (losses), other investments	(826)	(2,417)	(222)
Change in unrealized holding gains (losses), trading fixed maturities	445	68	(613)
Change in unrealized holding gains (losses), equity investments	(2,313)	5,733	(22,166)
Change in unrealized holding gains (losses), convertible securities, carried at fair value	866	5,774	(10,557)
Other(1)	6,923	8,357	9,213
Net investment gains (losses)	$1,903	$13,828	$(33,157)
(1) Includes gains of $6.5 million, $5.0 million and $9.0 million related to the decrease in the contingent consideration liability during 2024, 2023 and 2022, respectively. See further discussion on the contingent consideration in Note 2 and Note 8.

For the years ended December 31, 2024, 2023 and 2022, ProAssurance recognized credit-related impairment losses in earnings of $3.2 million, $3.1 million and $1.8 million, respectively, and, for the years ended December 31, 2024 and 2022, a nominal amount of non-credit impairment losses in OCI. The credit-related impairment losses recognized in 2024 primarily related to four corporate bonds in the real estate sector. The credit-related impairment losses recognized in 2023 related to a mortgage-backed security and two corporate bonds in the financial sector. The credit-related impairment losses recognized in 2022 related to a corporate bond in the consumer sector as well as certain mortgage-backed and other asset backed securities.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024
The following table presents a roll forward of cumulative credit losses recorded in earnings related to impaired debt securities for which a portion of the impairment was recorded in OCI.

	Year Ended December 31
(In thousands)	2024	2023	2022
Balance beginning of period	$57	$57	$—
Additional credit losses recognized during the period, related to securities for which:
No impairment has been previously recognized	740	—	610
Impairment has been previously recognized	470	—	—
Reductions due to:
Securities for which there is an intent to sell or will more likely than not be sold before recovery of amortized cost	—	—	(553)
Balance December 31	$1,267	$57	$57

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
The effects of reinsurance for the years ended December 31, 2024, 2023 and 2022 were as follows:

	Year Ended December 31
(In thousands)	2024	2023	2022
Direct	$992,835	$1,020,538	$1,048,690
Assumed	58,032	61,741	55,304
Ceded	(97,192)	(96,285)	(89,857)
Net premiums written	$953,675	$985,994	$1,014,137

Direct	$1,009,010	$1,008,915	$1,058,263
Assumed	57,489	62,861	56,175
Ceded	(98,249)	(94,379)	(84,857)
Net premiums earned	$968,250	$977,397	$1,029,581

Losses and loss adjustment expenses	$795,273	$918,695	$839,717
Reinsurance recoveries	(55,838)	(118,201)	(62,955)
Net losses and loss adjustment expenses	$739,435	$800,494	$776,762
The receivable from reinsurers on unpaid losses and LAE represents management’s estimated amount of future loss payments that will be recoverable under ProAssurance reinsurance agreements. Certain of the Company's reinsurance agreements base the amount of premium that is due to the reinsurer in part on losses reimbursed or to be reimbursed under the agreement, and terms may also include minimum and maximum amounts of ceded premium. Ceded premium amounts are estimated based on management’s expectation of ultimate losses and the portion of those losses that are allocable to reinsurers according to the terms of the agreements, including any minimums or maximums. Given the uncertainty of the ultimate amounts of losses, management’s estimates of losses and related amounts recoverable may vary significantly from the eventual outcome. Due to changes in management’s estimates of amounts due to reinsurers related to prior accident year loss recoveries, ProAssurance increased premiums ceded in its Specialty P&C segment by $1.4 million during the year ended December 31, 2024 and decreased premiums ceded in its Specialty P&C segment by $2.4 million and $2.8 million during the years ended December 31, 2023 and 2022, respectively.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024
Reinsurance contracts do not relieve ProAssurance from its obligations to policyholders, and ProAssurance remains liable to its policyholders whether or not reinsurers honor their contractual obligations. ProAssurance continually monitors its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies.
At December 31, 2024, the net total amounts due from reinsurers was $430.6 million (receivables related to paid and unpaid losses and LAE and prepaid reinsurance premiums, less reinsurance premiums payable). No single reinsurer had an individual balance which exceeded $55 million.
At December 31, 2024 reinsurance recoverables totaling approximately $145.5 million were collateralized by letters of credit or funds withheld. Expected credit losses associated with the Company's reinsurance receivables (related to both paid and unpaid losses) were nominal in amount as of December 31, 2024, 2023 and 2022. During the years ended December 31, 2024, 2023 or 2022, no reinsurance balances were written off for credit reasons. For further information on the Company's allowance for expected credit losses related to its receivables from reinsurers see Note 1.
5. Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of ProAssurance’s deferred tax assets and liabilities were as follows:

	December 31
(In thousands)	2024	2023
Deferred tax assets
Unpaid loss discount	$45,733	$49,189
Unearned premium adjustment	21,319	22,031
Compensation related	15,209	11,505
Unrealized losses on investments, net	47,679	56,229
Basis differentials-investments	3,578	2,018
Intangibles	5,340	7,158
Operating lease liabilities	3,592	3,539
Tax credit carryforward	47,187	53,154
Net operating loss carryforward	22,792	30,488
Other	—	1,547
Total gross deferred tax assets	212,429	236,858
Valuation allowance	(20,754)	(20,078)
Total deferred tax assets, net of valuation allowance	191,675	216,780
Deferred tax liabilities
Deferred policy acquisition costs	(13,064)	(13,051)
Unpaid loss discount-transition	(1,259)	(3,265)
Fixed assets	(1,804)	(2,720)
Operating lease ROU assets	(3,409)	(3,350)
Basis differentials-foreign operations	(1,690)	(1,386)
Intangibles	(5,693)	(6,844)
Other	(828)	—
Total deferred tax liabilities	(27,747)	(30,616)
Net deferred tax assets (liabilities)	$163,928	$186,164
As of December 31, 2024, ProAssurance had U.S. Federal, U.S. state and U.K. income tax NOL carryforwards of approximately $42.4 million, $173.1 million and $25.4 million, respectively. The U.K. NOL carryforwards do not expire while the U.S. Federal and state NOL carryforwards will begin to expire in 2035 and 2031, respectively.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024
As a result of the NORCAL acquisition, the Company has U.S. federal NOL carryforwards which as of December 31, 2024 were approximately $18.9 million. These NOL carryforwards are subject to limitation by Internal Revenue Code Section 382 and will begin to expire in 2035.
ProAssurance had $46.9 million of available tax credit carryforwards generated from the Company's investments in tax credit partnerships all of which may be carried forward until they begin to expire on December 31, 2039. For the year ended December 31, 2024, ProAssurance utilized approximately $5.9 million of tax credits carried forward from 2019.
The Company's total valuation allowance increased by $0.7 million and $1.7 million for the years ended December 31, 2024 and 2023, respectively.
In 2024 and 2023, management evaluated the realizability of the deferred tax assets related to the NOL carryforwards of the Company's Lloyd's corporate member subsidiary and concluded that it was more likely than not that the deferred tax assets will not be realized; therefore, a valuation allowance was recorded against the full value of the deferred tax assets related to the U.S. Federal and U.K. NOL carryforwards in 2024 and 2023 of $11.3 million and $12.5 million, respectively. The decrease in the valuation allowance related to the U.S. Federal and U.K. NOL carryforwards in 2024 as compared to 2023 was partially due to current year activity.
In 2024 and 2023, management evaluated the realizability of the deferred tax asset related to the U.S. state NOL carryforwards and concluded that it was more likely than not that a portion of the deferred tax asset will not be realized; therefore, a valuation allowance was recorded against a portion of the deferred tax asset related to the U.S. state NOL carryforwards in 2024 and 2023 of $8.1 million and $6.8 million, respectively. The increase in the valuation allowance related to the U.S. state NOL carryforwards in 2024 as compared to 2023 was primarily due to current year activity.
Deferred tax assets and liabilities include SPCs the Company participates in at Inova Re, net of a valuation allowance $1.4 million and $0.7 million at December 31, 2024 and 2023, respectively. Due to the cumulative losses in recent years , management concluded that a valuation allowance was required against the DTAs of certain SPCs as of December 31, 2024 and 2023.
ProAssurance files income tax returns in various states, the U.S. federal jurisdiction and the U.K. ProAssurance had a liability for U.S. federal and U.K. income taxes carried as part of other liabilities of $1.0 million and $4.0 million at December 31, 2024 and 2023, respectively.
The statute of limitations is now closed for all tax years prior to 2021.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits for 2024, 2023 and 2022, were as follows:

(In thousands)	2024	2023	2022
Balance at January 1	$4,791	$3,623	$3,020
Decreases for tax positions taken during the current year	(487)	—	(99)
Increases for tax positions taken during prior years	23	1,391	1,839
Decreases relating to a lapse of the applicable statute of limitations	(4,148)	(223)	(1,137)
Balance at December 31	$179	$4,791	$3,623
At December 31, 2024 and 2023, approximately $0.1 million and $0.9 million of ProAssurance's uncertain tax positions, if recognized, would affect the effective tax rate, respectively. As with any uncertain tax position, there is a possibility that the ultimate benefit realized could differ from the estimate management has established. Management believes that it is reasonably possible that a portion of unrecognized tax benefits at December 31, 2024 may change during the next twelve months. However, an estimate of the change cannot be made at this time.
ProAssurance recognizes interest and/or penalties related to income tax matters, if any, as a component of income tax expense. Interest and penalties recognized in the Consolidated Statements of Income and Comprehensive Income were nominal for each of the years ended December 31, 2024, 2023 and 2022. The accrued liability for interest was nominal at December 31, 2024 and approximately $0.5 million at December 31, 2023.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024
Income tax expense (benefit) for each of the years ended December 31, 2024, 2023 and 2022 consisted of the following:

(In thousands)	2024	2023	2022
Provision for income taxes:
Current expense (benefit)
Federal and foreign	$(2,993)	$716	$793
State	506	507	14
Total current expense (benefit)	(2,487)	1,223	807
Deferred expense (benefit)
Federal and foreign	12,581	(1,410)	(6,826)
State	240	(358)	205
Total deferred expense (benefit)	12,821	(1,768)	(6,621)
Total income tax expense (benefit)	$10,334	$(545)	$(5,814)
A reconciliation of “expected” federal income tax expense (benefit) to actual income tax expense (benefit) for each of the years ended December 31, 2024, 2023 and 2022 were as follows:

(In thousands)	2024	2023	2022
Computed “expected” tax expense (benefit)	$13,247	$(8,221)	$(1,305)
Tax-exempt income (1)	(1,062)	(1,192)	(1,072)
Tax credits	(32)	(631)	(4,805)
Non-U.S. operating results	396	(625)	(411)
Tax deficiency (excess tax benefit) on share-based compensation	708	191	309
Change in limitation of future deductibility of certain executive compensation	(198)	932	708
Non-taxable contingent consideration(2)	(1,415)	(1,785)	(1,890)
Goodwill impairment(3)	—	9,263	—
GILTI and subpart F income	292	396	556
Provision-to-return and other differences	(42)	327	1,112
Change in uncertain tax positions(4)	(3,004)	1,546	780
State income taxes	911	65	105
Non-taxable gain from life insurance proceeds	(42)	(682)	(142)
Other	575	(129)	241
Total income tax expense (benefit)	$10,334	$(545)	$(5,814)
(1) Includes tax-exempt interest, dividends received deduction and change in cash surrender value of BOLI.
(2) Represents the tax impact of a decrease in the contingent consideration liability issued in connection with the NORCAL acquisition of $6.5 million and the reversal of a nominal amount of associated contingent investment banker fees accrued during purchase accounting year ended December 31, 2024 as compared to a decrease in the contingent consideration liability of $8.5 million and $9.0 million for the years ended December 31, 2023 and 2022, respectively, all of which are non-taxable. See further discussion on the contingent consideration in Note 2 and Note 8.
(3) Represents the tax impact of the impairment of non-deductible goodwill in relation to the Workers' Compensation Insurance reporting unit during the third quarter of 2023 (see further discussion on the impairment charge in Note 6).
(4) Represents the benefit for tax positions whose statute of limitations has expired.
Coronavirus Aid, Relief and Economic Security Act
In response to COVID-19, the CARES Act was signed into law on March 27, 2020 and contains several provisions for corporations and eased certain deduction limitations originally imposed by the TCJA. The CARES Act, among other things,

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024
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
Goodwill is tested for impairment annually or more frequently if circumstances indicate an impairment may have occurred. The date of the Company's annual goodwill impairment test is October 1. Impairment of goodwill is tested at the reporting unit level. The reporting units are: Specialty P&C, Workers' Compensation Insurance, Segregated Portfolio Cell Reinsurance, Lloyd's Syndicates and Corporate. Of the five reporting units, only the Segregated Portfolio Cell Reinsurance reporting unit has goodwill at December 31, 2024.
Interim Impairment Assessment
As discussed in Note 1, during the third quarter of 2023 ProAssurance recorded a $44.1 million charge to fully impair the goodwill in the Workers' Compensation Insurance reporting unit.
Annual Impairment Assessments
The Company performed its annual goodwill impairment assessment on October 1, 2024 and October 1, 2023. For both annual assessments, management concluded that it was not more likely than not that the fair value of the Segregated Portfolio Cell Reinsurance reporting unit was less than its carrying value as of the testing date; therefore, no further impairment testing was required.
There were no changes in the carrying amount of goodwill or accumulated impairment losses for the year ended December 31, 2024. The table below presents the changes in the carrying amount of goodwill and accumulated impairment losses by reporting unit for the year ended December 31, 2023:

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

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024
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
ProAssurance believes that the methods it uses to establish reserves are reasonable and appropriate. Each year, ProAssurance uses internal actuaries to review the reserve for losses of each insurance subsidiary. ProAssurance also engages consulting actuaries to review ProAssurance claims data and provide observations regarding cost trends, rate adequacy and ultimate loss costs. The statutory filings of each insurance company with the insurance regulators must be accompanied by a consulting actuary's certification as to their respective reserves. ProAssurance considers the views of the actuaries as well as other factors, such as premium rates, historical paid and incurred loss development trends and an evaluation of the current loss environment including frequency, severity, expected effect of inflation (monetary, social and medical), general economic and social trends, and the legal and political environment in establishing the amount of its reserve for losses. ProAssurance's booked reserves as of December 31, 2024 include consideration of these factors, but the duration and degree to which these issues persist, along with potential legislative, regulatory or judicial actions, could result in significant changes to the Company's reserve estimates in future periods.
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
Acquired Reserve
The 2021 acquisition of NORCAL increased ProAssurance's net reserves by $1.1 billion which represented the fair value of NORCAL's reserve, net of the fair value of related reinsurance recoverables, at the time of acquisition including a fair value adjustment on the reserve as well as negative VOBA recorded on NORCAL's unearned premium and DDR reserve. The reserve fair value adjustment will be amortized utilizing loss payment patterns and the negative VOBAs will be amortized over a period in proportion to the earn-out of the premium or in-line with the approximate consumption of losses. Such amortization is recorded as a reduction to net losses and loss adjustment expenses.
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
Reserving Methodologies
The analyses performed by ProAssurance's internal actuarial team and its consulting actuaries analyzes each partition of the business in a variety of ways and uses multiple actuarial methodologies in performing these analyses, including: Bornhuetter-Ferguson (Paid and Reported) Method, Paid Development Method, Reported (Incurred) Development Method, Average Paid Value Method and Average Reported Value Method.
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

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024
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
Activity in the reserve for losses and loss adjustment expenses is summarized as follows:

(In thousands)	2024	2023	2022
Balance, beginning of year	$3,401,281	$3,471,147	$3,579,940
Less reinsurance recoverables on unpaid losses and loss adjustment expenses	445,573	431,889	451,741
Net balance, beginning of year	2,955,708	3,039,258	3,128,199
Net losses:
Current year(1)	779,650	794,848	813,515
(Favorable) unfavorable development of reserves established in prior years, net(2)	(40,215)	5,646	(36,753)
Total	739,435	800,494	776,762
Paid related to:
Current year	(113,268)	(101,996)	(108,139)
Prior years	(733,248)	(782,048)	(757,564)
Total paid	(846,516)	(884,044)	(865,703)
Net balance, end of year	2,848,627	2,955,708	3,039,258
Plus reinsurance recoverables on unpaid losses and loss adjustment expenses	409,069	445,573	431,889
Balance, end of year	$3,257,696	$3,401,281	$3,471,147
(1) Current year net losses for the year ended December 31, 2022 included $4.9 million of purchase accounting amortization of the negative VOBA associated with NORCAL's assumed unearned premium, which was amortized over a period in proportion to the earn-out of the associated premium as a reduction to current accident year net losses. As of June 30, 2022, the negative VOBA was fully amortized.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024
(2) Net prior accident year reserve development recognized for the years ended December 31, 2024, 2023 and 2022 included $5.3 million, $8.3 million and $10.8 million, respectively, of amortization of the purchase accounting fair value adjustment on NORCAL's assumed net reserve and amortization of the negative VOBA associated with NORCAL's DDR reserve which is recorded as a reduction to prior accident year net losses and loss adjustment expenses.
As discussed in Note 1, estimating liability reserves is complex and requires the use of many assumptions. As time passes and ultimate losses for prior years are either known or become subject to a more precise estimation, ProAssurance increases or decreases the reserve estimates established in prior periods.
The consolidated net favorable prior year reserve development recognized for the year ended December 31, 2024 primarily reflected:
•The loss environment in the MPL line of business within the Specialty P&C segment continues to be challenging in many jurisdictions, as claim costs are pressured by social inflation and higher than anticipated loss severity trends that started to reemerge in the fourth quarter of 2022. The Company continues to monitor the impact that these trends have on its open case reserves and prior accident year development. While higher loss severity trends remained challenging in 2024, the Company recognized net favorable prior year reserve development of $33.9 million in the Company's MPL line of business, principally related to accident years 2019 through 2021. Further, net favorable reserve development reflected $4.5 million of favorable development related to the Company's Medical Technology Liability line of business, partially offset by unfavorable reserve development of $6.8 million attributable to the Company's discontinued participation in Lloyd’s Syndicates operations, primarily aviation related losses.
•Consolidated net favorable loss development recognized during the year ended December 31, 2024 also included net favorable development of $2.8 million in the Segregated Portfolio Cell Reinsurance segment related to workers' compensation business of $3.1 million, principally related to accident years 2018 through 2023, partially offset by unfavorable development of $0.3 million related to medical professional liability business driven by higher than expected claim frequency in one program in which the Company does not participate in the underwriting results.
•Consolidated net favorable loss development recognized during the year ended December 31, 2024 also included net favorable development of $0.5 million in the Workers' Compensation Insurance segment reflecting overall favorable trends in claim closing patterns in accident years 2017 through 2019 and 2023.
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
•During the first quarter of 2023, the Company strengthened case reserves related to four large MPL claims resulting in net unfavorable prior year reserve development of $10.1 million recognized during 2023. The net unfavorable prior year reserve development also reflected higher than expected loss development on certain large claims, primarily catastrophe related losses, associated with Lloyd’s Syndicates operations, partially offset by favorable prior year reserve development due to lower than anticipated loss emergence, predominately in the Medical Technology Liability line of business.
•Consolidated net unfavorable loss development recognized for the year ended December 31, 2023 was partially offset by favorable reserve development recognized in the Segregated Portfolio Cell Reinsurance segment driven by overall favorable trends in claim closing patterns primarily in accident years 2016 through 2021.
The consolidated net favorable prior year reserve development recognized for the year ended December 31, 2022 primarily reflected:
•Favorable prior year reserve development due to lower than anticipated loss emergence in the Specialty P&C segment related to the 2017, 2020 and 2021 accident years, primarily attributable to NORCAL's 2021 accident year, and, to a lesser extent, the Medical Technology Liability and MPL lines of business. The net favorable development recognized also included a $9.0 million reduction in the Company's previous IBNR reserve for COVID-19. Further, the net favorable development recognized was partially offset by higher than anticipated loss severity trends in select jurisdictions in the MPL line of business, which emerged primarily in the fourth quarter of 2022 and unfavorable development associated with Lloyd’s Syndicates operations.
•The net favorable development also reflected overall favorable trends in claim closing patterns in the Workers' Compensation Insurance and Segregated Portfolio Cell Reinsurance segments. The net favorable loss development

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024
recognized in the Workers' Compensation Insurance segment is primarily related to the 2017 through 2020 accident years. The net favorable loss development recognized in the Segregated Portfolio Cell Reinsurance segment is primarily related to the 2016 through 2021 accident years.
Claims Development
ProAssurance establishes its reserve and manages claims activity by coverage, product or line of business and various categories of reserves have similar characteristics. Therefore, ProAssurance has aggregated these reserve categories into several reserve groups in the following disclosures and tables that provide a more meaningful view of the amount, timing and uncertainty of cash flows arising from the liability. At the same time, these reserve groups present a disaggregated view of the major elements of the overall loss reserve liability. The reserve groups include MPL claims-made reserve, MPL occurrence reserve, Medical Technology Liability claims-made reserve, Workers’ Compensation Insurance reserve and Segregated Portfolio Cell Reinsurance - workers' compensation reserve. All other loss reserve categories are deemed to be less homogeneous or relatively small on a standalone basis and are included in other short-duration lines in the claims development reconciliation.
The composition of the reserve groups is based on similar characteristics with respect to the risks being insured and the reporting and payout pattern of the underlying claims. In most instances the groups follow the coverage categorizations used in statutory financial reporting for U.S.-domiciled property-casualty insurance companies.
MPL claims are disaggregated into those claims covered by claims-made policies and those claims covered by occurrence policies. Claims-made coverage has a short reporting pattern, with virtually all claims known shortly after the end of the policy period. Occurrence coverage claims can have an extended reporting pattern, with the time from the loss event until the filing of the claim often measured in years, at which point the claims resolution process begins. Although the resolution process and time frame is similar once a claim is reported, combining claims from claims-made and occurrence coverage types would result in distortion due to the difference in reporting lag. Medical Technology Liability reserves are grouped separately due to the nature of the risk, including the potential for mass torts and multiple claims arising out of the same product or service. The small amount of Medical Technology Liability occurrence reserves are included in other short-duration lines.
Workers' compensation reserves in the Workers' Compensation Insurance and the Segregated Portfolio Cell Reinsurance segments are each grouped separately due to the difference in the type of coverage provided and the differences in the claims resolution process as compared to other liability insurance. The small amount of MPL reserves in the Segregated Portfolio Cell Reinsurance segment are included in other short-duration lines.
ProAssurance has elected to present reserve history for acquired entities in all periods shown in the tables below, including periods prior to acquisition. With the exception of the Workers' Compensation Insurance and Segregated Portfolio Cell Reinsurance - workers' compensation lines of business, virtually all other acquired entities are captured within the MPL line of business.
All information prior to 2024 disclosed in the Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance, Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance and Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance tables that follow is presented as supplementary information. The “Cumulative Number of Reported Claims” in the tables that follow includes the combined number of claims for an accident year and excludes projected unreported IBNR claims. A claim is considered reported when ProAssurance becomes aware of and accepts it for coverage under the terms of the Company's insurance contracts.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024
Medical Professional Liability Reserve
MPL loss costs are impacted by many factors, including but not limited to the nature of the claim, including whether or not the claim is an individual or a mass tort claim, the personal situation of the claimant or the claimant's family, the outcome of jury trials including the impacts of social inflation, the legislative and judicial climate where any potential litigation may occur, general economic and social conditions and, for claims involving bodily injury, the trend of healthcare costs. ProAssurance sets an initial reserve based upon the evaluation of the current loss environment including frequency, severity, the expected effect of inflation, general economic and social trends, and the legal and political environment. The initial loss ratio for MPL business has ranged from 83% to 104% in the past five years.
ProAssurance has elected to present reserve history for NORCAL in all periods shown in the Medical Professional Liability tables below, including periods prior to acquisition.
Medical Professional Liability Claims-Made

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											December 31, 2024
($ in thousands)	Year Ended December 31										IBNR*	Cumulative Number of Reported Claims
	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
Accident Year	Unaudited
2015	$503,412	$486,760	$492,824	$491,180	$500,336	$500,550	$503,600	$503,628	$504,585	$498,249	$1,001	7,421
2016	—	$484,153	$488,349	$507,586	$555,416	$554,395	$560,840	$557,097	$556,531	550,544	$5,116	7,927
2017	—	—	$508,072	$506,207	$577,401	$569,737	$573,570	$557,620	$554,336	558,362	$5,469	8,081
2018	—	—	—	$544,617	$643,864	$630,169	$636,023	$642,948	$644,705	648,246	$(21,346)	8,517
2019	—	—	—	—	$670,958	$664,934	$642,370	$646,676	$656,790	653,012	$1,645	8,476
2020	—	—	—	—	—	$593,994	$574,274	$557,651	$601,642	600,104	$(8,655)	6,758
2021	—	—	—	—	—	—	$527,718	$524,468	$508,391	500,764	$(12,560)	5,400
2022	—	—	—	—	—	—	—	$464,069	$475,752	476,551	$17,785	4,907
2023	—	—	—	—	—	—	—	—	$465,702	477,274	$50,765	4,487
2024	—	—	—	—	—	—	—	—	—	460,088	$249,409	3,719
Total										$5,423,194
* Includes expected development on reported claims

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
(In thousands)	Year Ended December 31
	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
Accident Year	Unaudited
2015	$26,664	$125,234	$256,791	$351,703	$410,506	$446,069	$463,224	$476,664	$482,757	$486,605
2016	—	$27,442	$137,338	$276,548	$378,828	$440,163	$472,441	$499,431	$524,901	525,150
2017	—	—	$32,342	$147,515	$288,695	$351,548	$419,180	$467,423	$496,970	520,794
2018	—	—	—	$34,238	$159,657	$279,204	$367,522	$450,952	$520,383	561,247
2019	—	—	—	—	$37,755	$144,225	$259,889	$364,411	$463,007	528,008
2020	—	—	—	—	—	$32,270	$117,153	$234,804	$341,481	429,227
2021	—	—	—	—	—	—	$23,494	$110,483	$205,414	286,729
2022	—	—	—	—	—	—	—	$24,792	$103,111	210,069
2023	—	—	—	—	—	—	—	—	$26,206	97,852
2024	—	—	—	—	—	—	—	—	—	27,029
Total										3,672,710

All outstanding liabilities before 2015, net of reinsurance										19,970
Liabilities for losses and loss adjustment expenses, net of reinsurance										$1,770,454

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024
Medical Professional Liability Occurrence

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											December 31, 2024
($ in thousands)	Year Ended December 31										IBNR*	Cumulative Number of Reported Claims
	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
Accident Year	Unaudited
2015	$52,531	$54,890	$56,621	$57,606	$52,455	$51,276	$56,468	$61,198	$57,560	$56,817	$573	626
2016	—	$56,089	$49,795	$53,358	$56,345	$66,886	$64,122	$68,674	$68,079	70,844	$1,302	787
2017	—	—	$45,463	$42,338	$40,983	$44,449	$46,865	$50,652	$50,747	49,727	$2,551	775
2018	—	—	—	$59,351	$61,880	$63,576	$73,599	$74,419	$76,975	75,255	$5,977	752
2019	—	—	—	—	$63,548	$58,555	$70,926	$86,543	$87,535	83,533	$885	881
2020	—	—	—	—	—	$165,955	$178,804	$181,643	$183,767	168,435	$37,585	1,974
2021	—	—	—	—	—	—	$82,590	$81,254	$86,436	87,403	$7,907	695
2022	—	—	—	—	—	—	—	$82,436	$66,926	64,944	$21,656	482
2023	—	—	—	—	—	—	—	—	$56,795	58,064	$36,607	288
2024	—	—	—	—	—	—	—	—	—	62,272	$59,501	96
Total										$777,294
* Includes expected development on reported claims

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
(In thousands)	Year Ended December 31
	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
Accident Year	Unaudited
2015	$(180)	$2,617	$9,953	$20,627	$28,482	$36,413	$41,800	$52,017	$54,100	$54,823
2016	—	$44	$2,750	$15,433	$28,362	$40,766	$48,691	$54,324	$58,386	60,862
2017	—	—	$(6,631)	$(3,385)	$3,592	$11,051	$19,696	$30,489	$38,687	42,585
2018	—	—	—	$444	$6,193	$15,229	$26,932	$37,828	$49,549	56,309
2019	—	—	—	—	$628	$4,575	$10,399	$26,359	$44,758	57,332
2020	—	—	—	—	—	$397	$6,194	$21,100	$42,129	54,935
2021	—	—	—	—	—	—	$762	$4,335	$16,268	30,686
2022	—	—	—	—	—	—	—	$675	$3,329	13,579
2023	—	—	—	—	—	—	—	—	$463	4,962
2024	—	—	—	—	—	—	—	—	—	469
Total										376,542

All outstanding liabilities before 2015, net of reinsurance										7,430
Liabilities for losses and loss adjustment expenses, net of reinsurance										$408,182

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
	Unaudited
Medical Professional Liability Claims-Made	5.4%	17.7%	21.8%	16.1%	12.9%	8.5%	5.0%	3.9%	0.6%	0.8%
Medical Professional Liability Occurrence	(0.9%)	5.2%	12.8%	16.5%	15.5%	15.5%	10.7%	10.5%	3.6%	1.3%

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024
Medical Technology Liability Reserve
The risks insured in the Medical Technology Liability line of business are more varied, and policies are individually priced based on the risk characteristics of the policy and the account. These policies often have substantial deductibles or self-insured retentions, and the insured risks range from startup operations to large multinational entities. Premiums are established using the most recently developed actuarial estimates of losses expected to be incurred based on factors which include: results from prior analysis of similar business, industry indications, observed trends and judgment. Claims in this line of business primarily involve bodily injury to individuals and are affected by factors similar to those of the MPL line of business. For the Medical Technology Liability line of business, ProAssurance also establishes an initial reserve using a loss ratio approach, including a provision in consideration of historical loss volatility that this line of business has exhibited.
Medical Technology Liability Claims-Made

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											December 31, 2024
($ in thousands)	Year Ended December 31										IBNR*	Cumulative Number of Reported Claims
	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
Accident Year	Unaudited
2015	$9,376	$8,757	$7,193	$5,929	$5,081	$4,664	$4,192	$3,499	$4,348	$4,568	$104	157
2016	—	$9,200	$8,467	$7,413	$6,422	$6,241	$4,491	$5,145	$4,721	4,901	$157	182
2017	—	—	$11,049	$10,143	$8,306	$4,919	$3,381	$5,351	$4,349	4,299	$227	98
2018	—	—	—	$10,141	$8,108	$7,506	$4,961	$4,646	$5,233	5,483	$1,129	216
2019	—	—	—	—	$10,072	$8,324	$9,588	$7,658	$8,907	7,332	$160	336
2020	—	—	—	—	—	$11,082	$10,671	$9,150	$7,949	6,468	$2,718	179
2021	—	—	—	—	—	—	$13,914	$11,909	$9,927	10,512	$4,192	174
2022	—	—	—	—	—	—	—	$15,014	$14,718	12,160	$9,083	181
2023	—	—	—	—	—	—	—	—	$16,268	15,543	$14,578	249
2024	—	—	—	—	—	—	—	—	—	16,860	$16,420	253
Total										$88,126
* Includes expected development on reported claims

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
(In thousands)	Year Ended December 31
	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
Accident Year	Unaudited
2015	$25	$440	$1,625	$2,097	$2,567	$2,911	$2,987	$2,989	$2,989	$2,989
2016	—	$53	$1,690	$2,365	$2,959	$4,295	$4,342	$4,383	$4,415	4,593
2017	—	—	$56	$1,681	$2,017	$2,360	$2,867	$4,073	$4,072	4,072
2018	—	—	—	$6	$191	$1,850	$2,651	$3,065	$4,185	4,188
2019	—	—	—	—	$584	$2,552	$3,902	$5,321	$5,700	6,384
2020	—	—	—	—	—	$40	$526	$1,034	$2,412	3,584
2021	—	—	—	—	—	—	$4	$384	$3,374	3,816
2022	—	—	—	—	—	—	—	$24	$500	2,128
2023	—	—	—	—	—	—	—	—	$—	129
2024	—	—	—	—	—	—	—	—	—	35
Total										31,918

All outstanding liabilities before 2015, net of reinsurance										103
Liabilities for losses and loss adjustment expenses, net of reinsurance										$56,311

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
	Unaudited
Medical Technology Liability	1.2%	14.0%	18.2%	12.8%	13.4%	13.3%	0.6%	0.2%	1.8%	—%

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024
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
Workers' Compensation Insurance

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											December 31, 2024
($ in thousands)	Year Ended December 31										IBNR*	Cumulative Number of Reported Claims
	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
Accident Year	Unaudited
2015	$100,101	$100,454	$98,454	$97,654	$96,354	$93,054	$91,840	$90,547	$90,362	$90,190	$—	16,551
2016	—	$101,348	$97,348	$92,148	$84,799	$82,799	$80,751	$78,808	$78,892	78,889	$—	15,979
2017	—	—	$99,874	$99,874	$99,874	$97,874	$95,674	$92,715	$92,000	91,411	$75	16,085
2018	—	—	—	$118,095	$118,095	$120,095	$120,095	$120,056	$119,086	118,249	$136	18,017
2019	—	—	—	—	$115,852	$115,852	$115,352	$112,534	$111,296	110,159	$147	17,531
2020	—	—	—	—	—	$102,475	$102,475	$101,621	$100,486	100,608	$143	14,529
2021	—	—	—	—	—	—	$105,722	$108,722	$112,606	112,642	$398	15,497
2022	—	—	—	—	—	—	—	$104,675	$112,858	113,386	$751	15,154
2023	—	—	—	—	—	—	—	—	$114,013	112,931	$7,000	15,087
2024	—	—	—	—	—	—	—	—	—	116,609	$39,400	15,260
Total										$1,045,074
* Includes expected development on reported claims

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
(In thousands)	Year Ended December 31
	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
Accident Year	Unaudited
2015	$32,078	$65,070	$78,947	$83,483	$86,528	$87,884	$88,476	$89,089	$89,212	$89,314
2016	—	$28,377	$58,192	$69,237	$74,886	$76,954	$77,546	$77,265	$77,575	77,757
2017	—	—	$31,586	$70,333	$82,289	$87,129	$88,504	$88,953	$89,421	89,931
2018	—	—	—	$41,619	$86,063	$104,216	$110,928	$114,525	$115,792	116,256
2019	—	—	—	—	$40,994	$84,108	$100,373	$105,724	$107,525	107,945
2020	—	—	—	—	—	$32,447	$74,532	$90,174	$95,213	97,114
2021	—	—	—	—	—	—	$39,634	$81,499	$98,292	103,578
2022	—	—	—	—	—	—	—	$38,734	$85,584	101,291
2023	—	—	—	—	—	—	—	—	$38,921	85,066
2024	—	—	—	—	—	—	—	—	—	39,056
Total										907,308

All outstanding liabilities before 2015, net of reinsurance										4,004
Liabilities for losses and loss adjustment expenses, net of reinsurance										$141,770

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
	Unaudited
Workers' Compensation Insurance	34.8%	39.4%	14.6%	5.4%	2.3%	0.8%	0.3%	0.5%	0.2%	0.1%

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024
Segregated Portfolio Cell Reinsurance - Workers' Compensation Reserve
The Company estimates and reserves for the workers' compensation business assumed by the Segregated Portfolio Cell Reinsurance segment in the same manner as for its workers' compensation business in the Workers' Compensation Insurance segment, as previously discussed.
Segregated Portfolio Cell Reinsurance - Workers' Compensation

Incurred Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance											December 31, 2024
($ in thousands)	Year Ended December 31										IBNR*	Cumulative Number of Reported Claims
	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
Accident Year	Unaudited
2015	$36,423	$32,519	$28,746	$27,548	$26,720	$26,121	$25,566	$25,575	$25,528	$25,432	$—	4,949
2016	—	$37,601	$34,055	$30,998	$29,424	$28,437	$28,411	$28,175	$27,873	27,740	$—	5,327
2017	—	—	$42,725	$38,594	$34,246	$32,879	$32,763	$32,514	$32,544	32,552	$122	5,707
2018	—	—	—	$43,654	$41,283	$40,017	$38,569	$38,197	$37,376	36,951	$215	6,342
2019	—	—	—	—	$48,505	$42,345	$38,815	$37,490	$36,608	36,562	$334	6,157
2020	—	—	—	—	—	$40,094	$38,602	$36,107	$34,924	34,547	$362	5,795
2021	—	—	—	—	—	—	$39,510	$37,185	$34,518	33,227	$631	5,182
2022	—	—	—	—	—	—	—	$37,978	$38,811	38,417	$1,752	4,714
2023	—	—	—	—	—	—	—	—	$35,305	35,062	$3,784	4,063
2024	—	—	—	—	—	—	—	—	—	34,348	$11,749	3,769
Total										$334,838
* Includes expected development on reported claims

Cumulative Paid Claims and Allocated Claim Adjustment Expenses, Net of Reinsurance
(In thousands)	Year Ended December 31
	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
Accident Year	Unaudited
2015	$11,257	$21,706	$23,977	$24,781	$25,033	$25,125	$25,144	$25,266	$25,300	$25,316
2016	—	$10,980	$23,003	$26,285	$27,162	$27,211	$27,585	$27,583	$27,640	27,646
2017	—	—	$12,404	$24,791	$28,853	$31,140	$31,631	$31,875	$31,904	31,985
2018	—	—	—	$12,517	$27,501	$33,236	$35,575	$36,010	$36,117	36,229
2019	—	—	—	—	$15,100	$29,604	$33,314	$34,829	$35,323	35,426
2020	—	—	—	—	—	$11,238	$26,626	$30,680	$32,961	33,623
2021	—	—	—	—	—	—	$12,465	$26,495	$30,441	31,671
2022	—	—	—	—	—	—	—	$13,420	$28,749	33,265
2023	—	—	—	—	—	—	—	—	$11,304	24,947
2024	—	—	—	—	—	—	—	—	—	13,553
Total										293,661

All outstanding liabilities before 2015, net of reinsurance										392
Liabilities for losses and loss adjustment expenses, net of reinsurance										$41,569

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance
Years	1	2	3	4	5	6	7	8	9	10
	Unaudited
Segregated Portfolio Cell Reinsurance - workers' compensation	37.4%	40.9%	11.8%	4.9%	1.1%	0.6%	0.1%	0.3%	0.1%	0.1%

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024
Below is a reconciliation of the claims development information to the Consolidated Balance Sheet:

(In thousands)	December 31, 2024
Net outstanding liabilities
Medical Professional Liability claims-made	$1,770,454
Medical Professional Liability occurrence	408,182
Medical Technology Liability claims-made	56,311
Workers' Compensation Insurance	141,770
Segregated Portfolio Cell Reinsurance - workers' compensation	41,569
Other short-duration lines	187,880
Liabilities for losses and loss adjustment expenses, net of reinsurance	2,606,166

Reinsurance recoverable on unpaid losses
Medical Professional Liability claims-made	212,272
Medical Professional Liability occurrence	52,524
Medical Technology Liability claims-made	38,197
Workers' Compensation Insurance	39,118
Segregated Portfolio Cell Reinsurance - Workers' Compensation	25,789
Other short-duration lines	41,169
Total reinsurance recoverable on unpaid losses and loss adjustment expenses	409,069

Reserve for the future utilization of the DDR benefit	101,151
Unallocated loss adjustment expenses	120,965
Annual Aggregate Deductible	8,965
Loss portfolio transfer (1)	1,592
Purchase accounting adjustments (2)	9,783
Other	5
242,461
Gross liability for losses and loss adjustment expenses	$3,257,696
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

8. Commitments and Contingencies
ProAssurance is involved in various legal actions related to insurance policies and claims handling including, but not limited to, claims asserted by policyholders. These types of legal actions arise in the Company's ordinary course of business and, in accordance with GAAP for insurance entities, are considered as a part of the Company's loss reserving process, which is described in detail under the heading "Losses and Loss Adjustment Expenses" in the Accounting Policies section in Note 1. ProAssurance also has other direct actions against the Company unrelated to its claims activity which are evaluated and accounted for as a part of other liabilities. For these corporate legal actions, the Company evaluates each case separately and establishes what it believes is an appropriate reserve based on GAAP guidance related to contingent liabilities. As of December 31, 2024, there were no material reserves established for corporate legal actions.
ProAssurance has entered into financial instrument transactions that may present off-balance sheet credit risk or market risk. These transactions include a short-term loan commitment and commitments to provide funding to non-public investment entities. Under the short-term loan commitment, ProAssurance has agreed to advance funds on a 30 day basis to a counterparty provided there is no violation of any condition established in the contract. As of December 31, 2024, ProAssurance had total funding commitments related to non-public investment entities as well as the short-term loan commitment of approximately $172.1 million which included the amount at risk if the full short-term loan is extended and the counterparties default.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024
However, the credit risk associated with the short-term loan commitment is minimal as the counterparties to the contract are highly rated commercial institutions and to-date have been performing in accordance with their contractual obligations. As such, ProAssurance’s expected credit losses associated with this short-term loan commitment were nominal in amount as of December 31, 2024.
The purchase consideration in the 2021 NORCAL acquisition included contingent consideration. NORCAL policyholders who elected to receive NORCAL stock and tender it to ProAssurance were eligible for a share of contingent consideration in an amount of up to approximately $84 million. As defined in the purchase agreement, the contingent consideration was dependent upon the after-tax development of NORCAL's ultimate net losses for accident years ended on or before December 31, 2020 determined as of December 31, 2023 by a mutually agreed upon independent actuarial consultant. In June 2024, the independent actuarial consulting firm completed its estimate, and based on that estimate no additional consideration was due. The Committee appointed by NORCAL prior to the close of the acquisition reviewed the work of the independent actuarial consultant and accepted the conclusion that no additional consideration was due; therefore, the liability was reduced to zero as of June 30, 2024. As of December 31, 2023, the contingent consideration liability was $6.5 million carried at fair value utilizing a stochastic model. As of December 31, 2023, the remaining uncertainty around the analysis to be performed by the independent actuary was a significant component in the determination of the fair value of the liability. See further discussion around the contingent consideration in Note 2.
9. Leases
ProAssurance is involved in a number of operating leases that are primarily for office facilities. Office facility leases have remaining lease terms ranging from one year to seven years; some of which include options to extend the leases for up to ten years, and some of which include an option to terminate the lease within one year. ProAssurance subleases certain office facilities to third parties and classifies these leases as operating leases.
The following table provides a summary of the components of net lease expense as well as the reporting location in the Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2024, 2023 and 2022.

(In thousands)	Location in the Consolidated Statements of Income and Comprehensive Income	Year Ended December 31
		2024	2023	2022
Operating lease expense (1)	Operating expense	$3,636	$4,546	$5,395
Sublease income (2)	Other income	(288)	(396)	(469)
Net lease expense		$3,348	$4,150	$4,926
(1) Includes short-term lease costs and variable lease costs, if applicable. For the years ended December 31, 2024 and 2022, no short-term lease costs were recognized and variable lease costs were nominal in amount. We recognized a nominal amount of short-term lease costs and variable lease costs for the year ended December 31, 2023.
(2) Sublease income excludes rental income from owned properties of $2.8 million for each of the years ended December 31, 2024 and 2023 and $2.6 million during the year ended December 31, 2022 which is included in other income. See “Item 2. Properties” for a listing of currently owned properties.
The following table provides supplemental lease information for operating leases on the Consolidated Balance Sheet as of December 31, 2024 and December 31, 2023.

	Year Ended December 31
($ in thousands)	2024	2023
Operating lease ROU assets	$16,514	$16,275
Operating lease liabilities	$17,390	$17,179
Weighted-average remaining lease term	6.25 years	7.17 years
Weighted-average discount rate	3.57%	3.42%

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024
The following table provides supplemental lease information for the Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022.

	Year Ended December 31
(In thousands)	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,564	$4,573	$5,574
The following table is a schedule of remaining future minimum lease payments for operating leases that had an initial or remaining non-cancellable lease term in excess of one year as of December 31, 2024. Operating lease payments exclude $1.2 million of total future minimum lease payments for a lease signed but not yet commenced as of December 31, 2024. This lease will commence in the second quarter of 2025 with a lease term of approximately five years.

(In thousands)
2025	$3,307
2026	3,241
2027	3,274
2028	2,910
2029	2,474
Thereafter	4,209
Total future minimum lease payments	19,415
Less: Imputed interest	2,025
Total operating lease liabilities	$17,390
10. Debt
ProAssurance’s outstanding debt consisted of the following:

($ in thousands)	December 31, 2024	December 31, 2023
Contribution Certificates due 2031, interest at 3.0% (effective interest rate at 3.88%) paid annually in April	$181,163	$179,387
Revolving Credit Agreement, outstanding borrowings are not permitted to exceed $300 million aggregately, including a $50 million accordion feature; Revolving Credit Agreement expires in 2028. The effective interest rate was 6.30% as of December 31, 2024.	125,000	125,000
Term Loan, principal repayments in quarterly installments began June 30, 2024; Term Loan expires in 2028. The effective interest rate was 6.43% as of December 31, 2024.	120,313	125,000
Total principal	426,476	429,387
Less unamortized debt issuance costs	1,603	2,254
Debt less unamortized debt issuance costs	$424,873	$427,133
Contribution Certificates
On May 5, 2021, NORCAL Insurance Company, successor to NORCAL Mutual Insurance Company, issued Contribution Certificates, which are due in 2031, to certain NORCAL policyholders in the conversion. The Contribution Certificates have a principal amount of $191 million and were recorded at their fair value of $175 million at the date of the NORCAL acquisition. The difference of $16 million between the recorded acquisition date fair value and the principal balance of the Contribution Certificates will be accreted utilizing the effective interest method over the term of the certificates of ten years as an increase to interest expense. In addition, interest payments are subject to deferral if ProAssurance does not receive permission from the California Department of Insurance prior to payment. ProAssurance received permission from the California Department of Insurance to pay the annual interest payment, which was paid in April 2024. There are no financial covenants associated with the Contribution Certificates.
Revolving Credit Agreement and Term Loan
The Revolving Credit Agreement, which expires April 2028, includes a $125 million delayed draw term loan ("Term Loan"). The Term Loan is available to be drawn during a five year period after closing, subject to customary borrowing

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024
conditions. The Revolving Credit Agreement may be used for general corporate purposes, including, but not limited to, short-term working capital, share repurchases as authorized by the Board and support for other activities. ProAssurance's Revolving Credit Agreement permits borrowings up to $250 million and has available a $50 million accordion feature which, if successfully subscribed, would expand the permitted borrowings to a maximum of $300 million. The Revolving Credit Agreement permits ProAssurance to borrow, repay and reborrow from the lenders during the term of the Revolving Credit Agreement.
All borrowings are required to be repaid prior to the expiration date of the Revolving Credit Agreement. ProAssurance is required to pay a commitment fee, ranging from 0.20% to 0.45% based on ProAssurance’s debt to capitalization ratio, on the average unused portion of the Revolving Credit Agreement during the term of the agreement. Borrowings under the agreements may be secured or unsecured and accrue interest at a selected base rate, adjusted by a margin, which can vary from 0% to 2.375%, based on ProAssurance’s debt to capitalization ratio and whether the borrowing is secured or unsecured. The base rate selected may either be the current one-, three- or six-month SOFR, with the SOFR term selected fixing the interest period for which the rate is effective. If no selection is made, the base rate defaults to the highest of (1) Zero, (2) the Prime rate, (3) the Federal Funds rate plus 0.5% or (4) the one-month SOFR Adjusted Screen Rate plus 1.0%, determined daily. Rates are reset each successive interest period until the borrowing is repaid.
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
11. Derivatives
ProAssurance is exposed to certain risks relating to its ongoing business and investment activities. ProAssurance utilizes derivative instruments as part of its risk management strategy to reduce the market risk related to fluctuations in future interest rates associated with a portion of its variable-rate debt. ProAssurance also uses derivative instruments to mitigate foreign exchange exposure related to fluctuations in exchange rates associated with foreign currency denominated available-for-sale fixed maturities and loss reserves. See Note 1 for the Company's accounting policy regarding derivative instruments.
To manage the Company's exposure to variability in cash flows of forecasted interest payments attributable to variability in the selected base rates on borrowings under both the Revolving Credit Agreement and Term Loan, ProAssurance entered into two forward-starting interest rate swap agreements ("Interest Rate Swaps") on May 2, 2023, each with an effective date of December 29, 2023 and a maturity date of March 31, 2028. As ProAssurance's Interest Rate Swaps are designated and qualify as highly effective cash flow hedges, changes in the fair value of the Interest Rate Swaps are recorded in AOCI, net of tax, and are reclassified into earnings when the hedged cash flows impact earnings. The Interest Rate Swap hedging the variability in cash flows associated with interest payments on the Revolving Credit Agreement will have a constant $125 million notional amount throughout the term of the swap, while the Interest Rate Swap hedging the variability in cash flows associated with interest payments on the Term Loan will have an amortizing $125 million notional amount, which is designed to match the outstanding principal on the Term Loan throughout the term of the swap. Borrowings under the Revolving Credit Agreement and Term Loan will accrue interest at a selected base rate, adjusted by a margin. The Interest Rate Swaps effectively fix the base rate on borrowings under the Revolving Credit Agreement and Term Loan to 3.187% and 3.207%, respectively. The margin component of the interest rate, which can vary from 0% to 2.375%, will remain variable and is based on ProAssurance’s debt to capitalization ratio. As of December 31, 2024, the margin component of the interest rate on the outstanding borrowings under the Revolving Credit Agreement and Term Loan was 1.98% and 2.10%, respectively, based on ProAssurance's debt to capitalization ratio as of September 30, 2024 resulting in a total interest rate of 5.17% and 5.31%, respectively, including the effect of the Interest Rate Swaps on the base rate. Additional information regarding the Company's Revolving Credit Agreement and Term Loan is provided in Note 10.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024
ProAssurance received cash collateral from the counterparty to secure the net present value of future cash flows associated with the Interest Rate Swaps which is reflected as a component of other liabilities on the Consolidated Balance Sheet. Those cash collateral balances were $6.7 million and $4.0 million at December 31, 2024 and 2023, respectively.
ProAssurance utilizes foreign currency forward contracts with the objective of offsetting fluctuations in exchange rates related to foreign currency denominated available-for-sale fixed maturities and loss reserves associated with the Company's strategic partnership with an international medical professional liability insurer. On October 11, 2024, ProAssurance entered into a short-term forward contract with a maturity at inception of less than three months to mitigate these foreign exchange exposures. ProAssurance has designated this foreign currency forward as an economic hedge (non-hedging instrument) of foreign currency exchange rate risk and any change in fair value of this derivative is recognized in earnings during the period of change.
The following table provides a summary of the volume and fair value position of the Company's derivative instruments as well as the reporting location in the Consolidated Balance Sheet as of December 31, 2024 and 2023.

($ in thousands)		December 31, 2024			December 31, 2023
Derivative Instruments	Location in the Consolidated Balance Sheets	Number of Instruments	Aggregate Notional Amount(1)	Estimated Fair Value(2)	Number of Instruments	Aggregate Notional Amount(1)	Estimated Fair Value(2)
Cash Flow Hedge- Interest Rate Swaps	Other Assets	2	$245,313	$5,801	2	$250,000	$3,876
Foreign Currency Forward	Other Assets	1	$5,470	$293	—	$—	$—
(1) Volume is represented by the derivative instruments' notional amount.
(2) Additional information regarding the fair value of the Company's Interest Rate Swaps and foreign currency forward is provided in Note 2.
For the years ended December 31, 2024 and 2023, ProAssurance reclassified a gain on the Interest Rate Swaps from AOCI, net of tax, into earnings as shown in the table below:

		Qualifying Cash Flow Hedges - Gains (Losses) Reclassified from AOCI, net of tax, to Earnings
(In thousands)		Year Ended December 31
Derivatives Designated as Hedging Instruments	Location in the Consolidated Statements of Income and Comprehensive Income	2024	2023	2022
Cash Flow Hedge- Interest Rate Swaps	Interest Expense	$3,892	$36	$—
At December 31, 2024, management estimates that it will reclassify approximately $2.2 million of pre-tax net gains on the Interest Rate Swaps from AOCI to earnings over the next twelve months, which will be recorded to interest expense. See additional information on gains or losses related to the Interest Rate Swaps reported as a component of AOCI in Note 12.
The following table presents the pre-tax impact of the change in the fair value of the foreign currency forward and the reporting location in the Consolidated Statements of Income and Comprehensive Income for the year ended December 31, 2024.

(In thousands)		Year Ended December 31
Derivatives not Designated as Hedging Instruments	Location in the Consolidated Statements of Income and Comprehensive Income	2024	2023	2022
Foreign Currency Forward	Other Income (Expense)	$293	$—	$—
As a result of the utilization of derivative instruments, ProAssurance is exposed to risk that the counterparties will fail to meet their contractual obligations. To mitigate this counterparty credit risk, ProAssurance only enters into derivative contracts with carefully selected major financial institutions based upon their credit ratings and monitors their creditworthiness. As of December 31, 2024, the counterparty involved with the Interest Rate Swaps had an investment grade rating of A and the counterparty involved with the foreign currency forward had an investment grade rating of BBB. Each counterparty has performed in accordance with their contractual obligations.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024
12. Shareholders’ Equity
At December 31, 2024 and 2023, ProAssurance had 100 million shares of authorized common stock and 50 million shares of authorized preferred stock. The Board has the authority to determine provisions for the issuance of preferred shares, including the number of shares to be issued, the designations, powers, preferences and rights, and the qualifications, limitations or restrictions of such shares.
The following is a summary of changes in common shares issued and outstanding during the years ended December 31, 2024, 2023 and 2022:

(In thousands)	2024	2023	2022
Issued and outstanding shares - January 1	50,970	53,964	53,984
Repurchase of shares, at cost of $50.5 million and $3.3 million for 2023 and 2022, respectively	—	(3,143)	(139)
Shares issued due to vesting of share-based compensation awards	158	61	66
Other shares issued for compensation*	29	88	53
Issued and outstanding shares - December 31	51,157	50,970	53,964
* Shares issued were valued at fair value (the market price of a ProAssurance common share on the date of issue).
As of December 31, 2024, approximately 1.6 million of authorized common shares were reserved for the issuance of currently outstanding restricted share and performance share unit awards under the incentive compensation plans described in Note 13.
ProAssurance declared cash dividends during 2024, 2023 and 2022 as follows:

	Cash Dividends Declared, per Share
	2024	2023	2022
First Quarter	$—	$0.05	$0.05
Second Quarter	$—	$—	$0.05
Third Quarter	$—	$—	$0.05
Fourth Quarter	$—	$—	$0.05
Quarterly dividends were paid in the month following the quarter in which they were declared. Dividends declared totaled $2.7 million and $10.8 million during 2023 and 2022, respectively.
ProAssurance's ability to pay dividends to its shareholders is limited by its holding company structure, to the extent of the net assets held by its insurance subsidiaries, as discussed in Note 18. Otherwise, there are no other regulatory restrictions on ProAssurance's retained earnings or net income that materially impact its ability to pay dividends. Based on shareholders' equity at December 31, 2024, total equity of $462.4 million was free of debt covenant restrictions regarding the payment of dividends. However, any decision to pay cash dividends is subject to the Board’s final determination after a comprehensive review of financial performance, future expectations and other factors deemed relevant by the Board. In light of the price range in which the Company's stock has traded beginning in the second quarter of 2023, the Board decided to suspend payment of a quarterly cash dividend. Instead, the Company used available capital to repurchase shares pursuant to the existing share repurchase authorization.
As of December 31, 2024, Board authorizations for the repurchase of common shares or the retirement of outstanding debt of $55.9 million remained available for use. The timing and quantity of share repurchases depends upon market conditions and changes in ProAssurance's capital requirements and is subject to limitations that may be imposed on such repurchases by applicable securities laws and regulations as well as the rules of the NYSE.
Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)
The following tables provide a detailed breakout of the components of AOCI and the amounts reclassified from AOCI to net income (loss). The tax effects of all amounts in the tables below, except for an immaterial amount of unrealized gains and losses on available-for-sale securities held at the Company's U.K. subsidiary, were computed using the enacted U.S. federal corporate tax rate of 21%. OCI included a deferred tax expense of $9.1 million and $25.1 million for the years ended December 31, 2024 and 2023, respectively, and a deferred tax benefit of $85.2 million for the year ended December 31, 2022.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024
The changes in the balance of each component of AOCI for the years ended December 31, 2024, 2023 and 2022 were as follows:

(In thousands)	Unrealized Investment Gains (Losses)	Cash Flow Hedging Gains (Losses)(1)	Non-credit Impairments	Unrecognized Change in Defined Benefit Plan Liabilities	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2023	$(206,327)	$3,026	$(11)	$(1,177)	$(204,489)
OCI, before reclassifications, net of tax	25,690	5,442	(455)	355	31,032
Amounts reclassified from AOCI, net of tax	4,584	(3,892)	374	—	1,066
Net OCI, current period	30,274	1,550	(81)	355	32,098
Balance, December 31, 2024	$(176,053)	$4,576	$(92)	$(822)	$(172,391)

(In thousands)	Unrealized Investment Gains (Losses)	Cash Flow Hedging Gains (Losses)(1)	Non-credit Impairments	Unrecognized Change in Defined Benefit Plan Liabilities	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2022	$(297,142)	$—	$(11)	$(1,454)	$(298,607)
OCI, before reclassifications, net of tax	87,624	3,062	—	277	90,963
Amounts reclassified from AOCI, net of tax	3,191	(36)	—	—	3,155
Net OCI, current period	90,815	3,026	—	277	94,118
Balance, December 31, 2023	$(206,327)	$3,026	$(11)	$(1,177)	$(204,489)

(In thousands)	Unrealized Investment Gains (Losses)	Non-credit Impairments	Unrecognized Change in Defined Benefit Plan Liabilities(2)	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2021	$14,929	$—	$1,355	$16,284
OCI, before reclassifications, net of tax	(314,822)	(342)	(2,746)	(317,910)
Amounts reclassified from AOCI, net of tax	2,751	331	(63)	3,019
Net OCI, current period	(312,071)	(11)	(2,809)	(314,891)
Balance, December 31, 2022	$(297,142)	$(11)	$(1,454)	$(298,607)
(1) ProAssurance entered into two forward-starting interest rate swap agreements ("Interest Rate Swaps") on May 2, 2023, each of which are designated and qualify as a cash flow hedge. See Note 11 for additional information on the Interest Rate Swaps.

(2) The Company sponsors NORCAL's frozen defined benefit plan and recorded a nominal net actuarial gain, net of tax, included in AOCI as of December 31, 2022.
13. Share-Based Payments
Share-based compensation costs are classified as a component of operating expense.
During 2024, 2023 and 2022, ProAssurance provided share-based compensation to employees utilizing two types of awards: restricted share units and performance share units. Since May 2024, the restricted share and performance share awards were made under the ProAssurance Corporation 2024 Equity Incentive Plan. Prior to May 2024, the restricted share and performance share awards were made under the ProAssurance Corporation Amended and Restated 2014 Equity Incentive Plan. The Compensation Committee of the Board is responsible for the administration of both plans. The Compensation Committee of the Board is also charged with determining and administering Director compensation and issued compensation to Directors in the form of the Company's common shares, which were nominal in amount for 2024, 2023 and 2022; all Directors elected to defer the receipt of the shares until the end of their service on the Board. Shares issued to Directors in 2024 and 2023 are payable from the shares reserved for issuance under the ProAssurance Corporation 2024 Equity Incentive Plan.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024
The following table provides a summary of compensation expense and the total related tax benefit recognized during each period as well as estimated compensation cost that will be charged to expense in future periods.

	Share-Based Compensation Expense			Unrecognized Compensation Cost
	Year Ended December 31			December 31, 2024
($ in millions, except remaining recognition period)	2024	2023	2022	Amount	Weighted Average Remaining Recognition Period
Total share-based compensation expense	$6.2	$5.2	$4.8	$8.6	1.9
Tax benefit recognized	$1.3	$1.1	$1.0
All awards are equity classified awards and are charged to expense as an increase to additional paid-in capital over the requisite service period (generally the vesting period) associated with the award. As of December 31, 2024, the majority of share-based compensation expense related to restricted share units. Restricted share units generally vest one-third each year over a three-year period following the grant date based on a continuous service requirement. Performance share units vest in their entirety generally at the end of a three-year period following the grant date based on a continuous service requirement and achievement of specific performance objectives. Certain restricted share units granted in 2019 vested at the end of a five-year period and all restricted share units granted in 2024 and 2023 will vest one-third each year over a three-year period. Partial vesting is permitted for retirees. For restricted share units, a single share of ProAssurance common stock is issued per vested unit. For performance share units, the number of shares of ProAssurance common stock issued per vested unit varies based on performance goals achieved. Upon vesting, units sufficient to satisfy required tax withholdings are paid in cash rather than in shares of ProAssurance common stock.
Restricted Share Units
Activity for restricted share units during 2024, 2023 and 2022 is summarized below. Grant date fair values are based on the market value of a share of ProAssurance common stock on the date of grant less the estimated net present value of expected dividends during the vesting period.

	2024		2023		2022
	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value	Units	Weighted Average Grant Date Fair Value
Beginning non-vested balance	582,363	$23.11	465,203	$26.21	387,182	$30.78
Granted	429,227	$14.57	224,185	$19.31	195,941	$24.19
Forfeited	(14,164)	$20.73	(7,967)	$24.14	(12,238)	$25.13
Vested and released	(261,203)	$24.52	(99,058)	$28.97	(105,682)	$39.36
Ending non-vested balance	736,223	$17.68	582,363	$23.11	465,203	$26.21
The aggregate grant date fair value of restricted share units vested and released in 2024, 2023 and 2022 totaled $6.4 million, $2.9 million and $4.2 million, respectively. The aggregate intrinsic value of restricted share units vested and released in 2024, 2023 and 2022 (including units paid in cash to cover tax withholdings) totaled $3.2 million, $2.0 million and $2.6 million, respectively.
Performance Share Units
Performance share units vest only if minimum performance objectives are met, and the number of units earned varies from 50% to 200% of a base award depending upon the degree to which stated performance objectives are achieved. Performance share unit activity for 2024, 2023 and 2022 is summarized below. The table reflects the base number of units; actual awards that vest depend upon the extent to which performance objectives are achieved. Grant date fair values are based on the market value of a share of ProAssurance common stock on the date of grant less the estimated net present value of expected dividends during the vesting period.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024

	2024		2023		2022
	Base Units	Weighted Average Grant Date Fair Value	Base Units	Weighted Average Grant Date Fair Value	Base Units	Weighted Average Grant Date Fair Value
Beginning non-vested balance	315,091	$22.09	222,155	$25.01	137,781	$28.43
Granted	192,554	$14.57	133,723	$19.31	109,542	$24.19
Forfeited	(13,672)	$23.52	(2,076)	$23.07	—	$—
Expired*	(73,150)	$24.04	(38,609)	$29.18	(25,168)	$40.18
Vested and released	(228)	$19.31	(102)	$24.19	—	$—
Ending non-vested balance	420,595	$18.27	315,091	$22.09	222,155	$25.01
*Represents performance share units that did not vest as minimum performance objectives were not achieved.
The aggregate grant date and fair value of performance share units (base level) and the aggregate intrinsic value of performance share units (including units paid in cash to cover tax withholdings) vested and released in 2024 and 2023 were nominal in amount. The weighted average level at which the vested units were issued was 52% and 53% during 2024 and 2023, respectively, based on performance levels achieved. There were no performance share units vested and released in 2022 as minimum performance objectives were not achieved.
14. Variable Interest Entities
ProAssurance holds passive interests in a number of entities that are considered to be VIEs under GAAP guidance. ProAssurance's VIE interests principally consist of interests in LPs/LLCs formed for the purpose of achieving diversified equity and debt returns. ProAssurance's VIE interests, carried as a part of investment in unconsolidated subsidiaries, totaled $234.4 million at December 31, 2024 and $250.4 million at December 31, 2023. ProAssurance does not have power over the activities that most significantly impact the economic performance of these VIEs and thus is not the primary beneficiary. Investments in entities where ProAssurance holds a greater than minor interest but does not hold a controlling interest are accounted for using the equity method. Therefore, ProAssurance has not consolidated these VIEs. ProAssurance’s involvement with each of these VIEs is limited to its direct ownership interest in the VIE. Except for the funding commitments disclosed in Note 8, ProAssurance has no arrangements with any of these VIEs to provide other financial support to or on behalf of the VIE. At December 31, 2024, ProAssurance’s maximum loss exposure relative to these investments was limited to the carrying value of ProAssurance’s investment in the VIE.
ProAssurance is the primary beneficiary of PPM RRG. While there is no direct ownership of PPM RRG by ProAssurance, it manages the business operations of PPM RRG through its management services agreement and has effective control of PPM RRG's Board of Directors through an irrevocable voting proxy. The management services agreement allows ProAssurance to provide management and oversight services to PPM RRG, which includes the ability to make business decisions impacting the operations of PPM RRG. PPM RRG has a $5 million surplus note to NORCAL which is its only source of capital. At December 31, 2024 and December 31, 2023, approximately $139 million and $142 million of ProAssurance's assets, respectively, and approximately $139 million and $142 million of its liabilities, respectively, included on the Consolidated Balance Sheet were related to PPM RRG.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024
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

(In thousands, except per share data)	Year Ended December 31
	2024	2023	2022
Weighted average number of common shares outstanding, basic	51,097	52,642	54,008
Dilutive effect of securities:
Restricted Share Units	127	120	115
Performance Share Units	42	26	17
Weighted average number of common shares outstanding, diluted	51,266	52,788	54,140
Effect of dilutive shares on earnings (loss) per share	$—	$—	$—
The diluted weighted average number of common shares outstanding for the years ended December 31, 2024, 2023 and 2022 excludes approximately 158,000, 118,000 and 2,000, respectively, of common share equivalents issuable under the Company's stock compensation plans, as their effect would have been antidilutive.
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
16. Segment Information
ProAssurance's segments are based on the Company's internal management reporting structure for which financial results are regularly evaluated by the Company's CODM, its Chief Executive Officer, to determine resource allocation and assess operating performance. The Company continually assesses its internal management reporting structure and information evaluated by its CODM to determine whether any changes have occurred that would impact its segment reporting structure.
The Company operates in four segments that are organized around the nature of the products and services provided: Specialty P&C, Workers' Compensation Insurance, Segregated Portfolio Cell Reinsurance and Corporate. A description of each of ProAssurance's four operating and reportable segments follows.
•Specialty P&C focuses on Medical Professional Liability insurance and Medical Technology Liability insurance. Medical Professional Liability insurance is primarily comprised of medical professional liability products offered to healthcare providers and institutions. Medical Technology Liability insurance is offered to medical technology and life sciences companies that manufacture or distribute products including entities conducting human clinical trials. In addition, the Company also offers custom alternative risk solutions including assumed reinsurance, loss portfolio transfers and captive cell programs for medical professional liability insureds. For the alternative market captive cell programs, the Specialty P&C segment cedes either all or a portion of the premium to certain SPCs in the Company's Segregated Portfolio Cell Reinsurance segment. The Specialty P&C segment also includes the underwriting results from ProAssurance's previous participation in Lloyd's of London Syndicate 1729 and Syndicate 6131, which is currently in run-off. Effective September 2023, ProAssurance elected to discontinue its participation in the results of Syndicate 1729 beginning with the 2024 underwriting year which, due to the quarter lag, was not reflected in its results until the second quarter of 2024. For the 2023 underwriting year ProAssurance's participation in the results of Syndicate 1729 was approximately 5%. The Company ceased participation in Syndicate 6131 beginning with the 2022 underwriting year which, due to the quarter lag, was not reflected in its results until the second quarter of 2022.
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

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024
SPCs in the Company's Segregated Portfolio Cell Reinsurance segment or captive insurers unaffiliated with ProAssurance for two programs.
•Segregated Portfolio Cell Reinsurance includes the results (underwriting profit or loss, plus investment results, net of U.S. federal income taxes) of SPCs at Inova Re and Eastern Re, the Company's Cayman Islands SPC operations. Each SPC is owned, fully or in part, by an individual company, agency, group or association, and the results of the SPCs are attributable to the participants of that cell. ProAssurance participates to a varying degree in the results of selected SPCs. SPC results attributable to external cell participants are reported as an SPC dividend expense (income) in the Segregated Portfolio Cell Reinsurance segment and in ProAssurance's Consolidated Statements of Income and Comprehensive Income. In addition, the Segregated Portfolio Cell Reinsurance segment includes the investment results of the SPCs as the investments are solely for the benefit of the cell participants, and investment results attributable to external cell participants are reflected in SPC dividend expense (income). The SPCs assume workers' compensation insurance, medical professional liability insurance or a combination of the two from the Company's Workers' Compensation Insurance and Specialty P&C segments.
•Corporate includes ProAssurance's investment operations excluding those reported in the Company's Segregated Portfolio Cell Reinsurance segment. In addition, this segment includes corporate expenses, interest expense, U.S. and U.K. income taxes and non-premium revenues generated outside of the Company's insurance entities.
The accounting policies of the segments are described in Note 1. The CODM evaluates the performance of the Specialty P&C and Workers' Compensation Insurance segments based on before tax underwriting profit or loss. The CODM also evaluates the Specialty P&C and Workers' Compensation Insurance segment's net loss and underwriting expense ratios in assessing each segment's financial performance. The net loss ratio is calculated as the segment's net losses and loss adjustment expenses incurred divided by net premiums earned. The underwriting expense ratio is calculated as the segment's underwriting, policy acquisition and operating expenses incurred divided by net premiums earned. The CODM evaluates the performance of the Segregated Portfolio Cell Reinsurance segment based on operating profit or loss, which includes investment results of investment assets solely allocated to SPC operations, net of U.S. federal income taxes. Performance of the Corporate segment is evaluated by the CODM based on its contribution to consolidated after-tax results. The CODM also evaluates the contribution of the Corporate segment to the consolidated underwriting expense ratio (Corporate operating expenses divided by consolidated net premiums earned) in assessing the segment's financial performance. ProAssurance accounts for inter-segment transactions as if the transactions were to third parties at current market prices. Assets are not allocated to segments because investments, other than the investments discussed above that are solely allocated to the Segregated Portfolio Cell Reinsurance segment, and other assets are not managed at the segment level.
The tabular information that follows shows the financial results of the Company's reportable segments reconciled to results reflected in the Consolidated Statements of Income and Comprehensive Income. The CODM does not consider goodwill or intangible asset impairments, changes in the fair value of contingent consideration or transaction-related costs for completed business combinations, including any related tax impacts, in assessing the financial performance of its operating and reportable segments, and thus are included in the reconciliation of segment results to consolidated results.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024
Financial results by segment were as follows:

	Year Ended December 31, 2024
(In thousands)	Specialty P&C	Workers' Compensation Insurance	Segregated Portfolio Cell Reinsurance	Corporate	Inter-segment Eliminations	Consolidated
Net premiums earned	$747,942	$167,610	$52,698	$—	$—	$968,250
Net investment income	—	—	3,608	140,930	—	144,538
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	22,203	—	22,203
Net investment gains (losses)	—	—	2,369	(7,206)	—	(4,837)
Other income (expense)(1)	4,373	1,887	19	11,489	(4,258)	13,510
Net losses and loss adjustment expenses(2)	(578,486)	(128,483)	(32,466)	—	—	(739,435)
Operating expenses(1)(2)(3)	(101,082)	(43,875)	(1,709)	(40,008)	3,085	(183,589)
Deferred policy acquisition costs amortization(2)	(102,125)	(18,124)	(16,354)	—	1,173	(135,430)
SPC U.S. federal income tax benefit (expense)(4)	—	—	(1,766)	—	—	(1,766)
SPC dividend (expense) income	—	—	(4,444)	—	—	(4,444)
Interest expense	—	—	—	(22,342)	—	(22,342)
Income tax benefit (expense)	—	—	—	(10,401)	—	(10,401)
Segment results	$(29,378)	$(20,985)	$1,955	$94,665	$—	46,257
Reconciliation of segments to consolidated results:
Contingent consideration(5)						6,740
Transaction-related costs, net(6)						(253)
Net income (loss)						$52,744
Significant non-cash items:
Depreciation and amortization, net of accretion	$8,919	$5,020	$(2,129)	$5,941	$—	$17,751

	Year Ended December 31, 2023
(In thousands)	Specialty P&C	Workers' Compensation Insurance	Segregated Portfolio Cell Reinsurance	Corporate	Inter-segment Eliminations	Consolidated
Net premiums earned	$755,817	$160,034	$61,546	$—	$—	$977,397
Net investment income	—	—	2,289	126,130	—	128,419
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	6,791	—	6,791
Net investment gains (losses)	—	—	3,680	5,148	—	8,828
Other income (expense)(1)	4,695	1,854	5	8,307	(4,084)	10,777
Net losses and loss adjustment expenses(2)	(624,809)	(139,322)	(36,363)	—	—	(800,494)
Operating expenses(1)(2)(3)	(93,612)	(39,860)	(2,086)	(34,007)	3,634	(165,931)
Deferred policy acquisition costs amortization(2)	(101,691)	(15,201)	(18,371)	—	450	(134,813)
SPC U.S. federal income tax benefit (expense)(4)	—	—	(1,629)	—	—	(1,629)
SPC dividend (expense) income	—	—	(6,234)	—	—	(6,234)
Interest expense	—	—	—	(23,150)	—	(23,150)
Income tax benefit (expense)	—	—	—	545	—	545
Segment results	$(59,600)	$(32,495)	$2,837	$89,764	$—	506
Reconciliation of segments to consolidated results:
Contingent consideration(5)						5,000
Goodwill impairment						(44,110)
Net income (loss)						$(38,604)
Significant non-cash items:
Goodwill impairment						$44,110
Depreciation and amortization, net of accretion	$10,581	$3,424	$(436)	$12,446	$—	$26,015

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024

	Year Ended December 31, 2022
(In thousands)	Specialty P&C	Workers' Compensation Insurance	Segregated Portfolio Cell Reinsurance	Corporate	Inter-segment Eliminations	Consolidated
Net premiums earned	$793,400	$166,371	$69,810	$—	$—	$1,029,581
Net investment income	—	—	1,029	94,943	—	95,972
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	4,888	—	4,888
Net investment gains (losses)	—	—	(3,067)	(39,090)	—	(42,157)
Other income (expense)(1)	5,122	2,201	2	6,198	(4,119)	9,404
Net losses and loss adjustment expenses(2)	(626,045)	(111,407)	(39,310)	—	—	(776,762)
Operating expenses(1)(2)(3)	(102,052)	(39,901)	(248)	(34,733)	4,633	(172,301)
Deferred policy acquisition costs amortization(2)	(97,757)	(14,836)	(20,068)	—	(514)	(133,175)
SPC U.S. federal income tax benefit (expense)(4)	—	—	(1,759)	—	—	(1,759)
SPC dividend (expense) income	—	—	(6,673)	—	—	(6,673)
Interest expense	—	—	—	(20,372)	—	(20,372)
Income tax benefit (expense)	—	—	—	5,423	—	5,423
Segment results	$(27,332)	$2,428	$(284)	$17,257	$—	(7,931)
Reconciliation of segments to consolidated results:
Contingent consideration(5)						9,000
Transaction-related costs, net(6)						(1,471)
Net income (loss)						$(402)
Significant non-cash items:
Depreciation and amortization, net of accretion	$10,473	$3,491	$1,186	$22,913	$—	$38,063
(1) Includes certain fees for services provided by the Workers' Compensation Insurance segment to the SPCs at Inova Re and Eastern Re which are recorded as expenses within the Segregated Portfolio Cell Reinsurance segment and as other income within the Workers' Compensation Insurance segment. These fees are primarily SPC rental fees and are eliminated between segments in consolidation.

(2) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(3) Primarily includes compensation-related costs, professional fees, software and equipment costs and management fees in the Specialty P&C, Workers' Compensation Insurance and Corporate segments. Operating expenses in the Segregated Portfolio Cell Reinsurance segment primarily include bank fees, professional fees, changes in the allowance for expected credit losses and policyholder dividend expense. The remaining operating expenses were comprised of individually insignificant components.

(4) Represents the provision for U.S. federal income taxes for SPCs at Inova Re, which have elected to be taxed as a U.S. corporation under Section 953(d) of the Internal Revenue Code. U.S. federal income taxes are included in the total SPC net results and are paid by the individual SPCs.

(5) Represents the change in the fair value of contingent consideration issued in connection with the NORCAL acquisition and, for the year ended December 31, 2024, the reversal of a nominal amount of associated contingent investment banker fees accrued during purchase accounting, all of which are included as a component of consolidated net investment gains (losses) on the Consolidated Statements of Income and Comprehensive Income. See further discussion on the contingent consideration in Note 2.

(6) For the years ended December 31, 2024 and 2022, pre-tax transaction-related costs of approximately $0.3 million and $1.9 million, respectively, were included as a component of consolidated operating expense and a nominal amount and $0.4 million of the associated income tax benefit for the years ended December 31, 2024 and 2022, respectively, was included as a component of consolidated income tax benefit (expense) on the Consolidated Statements of Income and Comprehensive Income. For 2024, these costs represent actuarial consulting fees, after tax, paid in connection with the final determination of contingent consideration associated with the acquisition of NORCAL. For 2022, these costs represent the transaction-related costs, after-tax, associated with the acquisition of NORCAL.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024
The following table provides detailed information regarding ProAssurance's gross premiums earned by product as well as a reconciliation to net premiums earned. All gross premiums earned are from external customers except as noted. ProAssurance's insured risks are primarily within the U.S.

	Year Ended December 31
(In thousands)	2024	2023	2022
Specialty P&C Segment
Gross premiums earned:
MPL	$738,422	$738,496	$764,244
Medical Technology Liability	44,432	43,387	41,323
Lloyd's Syndicates	13,875	19,310	27,486
Other	22,022	25,714	28,933
Ceded premiums earned	(70,809)	(71,090)	(68,586)
Segment net premiums earned	747,942	755,817	793,400

Workers' Compensation Insurance Segment
Gross premiums earned:
Traditional business	183,520	174,743	179,558
Alternative market business	64,225	70,130	72,894
Ceded premiums earned	(80,135)	(84,839)	(86,081)
Segment net premiums earned	167,610	160,034	166,371

Segregated Portfolio Cell Reinsurance Segment
Gross premiums earned:
Workers' compensation (1)	58,419	65,001	68,548
MPL (2)	2,540	5,705	10,799
Ceded premiums earned	(8,261)	(9,160)	(9,537)
Segment net premiums earned	52,698	61,546	69,810
Consolidated net premiums earned	$968,250	$977,397	$1,029,581
(1) Premium for all periods is assumed from the Workers' Compensation Insurance segment.
(2) Premium for all periods is assumed from the Specialty P&C segment.
17. Benefit Plans
ProAssurance maintains the ProAssurance Savings Plan that provides a vehicle for eligible employees to build retirement income. For the first quarter of 2023 and the year ended December 31, 2022, ProAssurance provided employer contributions to the plan of up to 5% of eligible contributions for qualified employees. Effective April 2023, ProAssurance increased the maximum employer contribution to the plan to 6% from 5% of eligible contributions for qualified employees. ProAssurance incurred expenses related to these savings plans of $5.9 million, $5.7 million and $4.3 million during the years ended December 31, 2024, 2023 and 2022, respectively.
ProAssurance also maintains the ProAssurance Plan that allows eligible management employees to defer a portion of their current salary. ProAssurance incurred nominal expense related to the ProAssurance Plan in each of the years ended December 31, 2024, 2023 and 2022. ProAssurance's deferred compensation liabilities totaled $33.8 million and $32.0 million at December 31, 2024 and 2023, respectively. The liabilities included amounts due under the ProAssurance Plan and amounts due under individual agreements with current or former employees.
Pension
ProAssurance sponsors NORCAL's frozen defined benefit plan, which covers substantially all NORCAL employees (except those that were previous employees of Medicus Insurance Company and FD Insurance Company, employees of PPM RRG as well as new hires after December 31, 2013). Benefits are based on years of service and the employee’s average of the highest five years of annual compensation. Annual contributions to the defined benefit pension plan are above the minimum

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024
funding standards outlined in the Employee Retirement Income Security Act of 1974, as amended. ProAssurance makes contributions to the defined benefit pension plan with the goal of ensuring that it is adequately funded to meet its future obligations. ProAssurance did not make any contributions to NORCAL's defined benefit pension plan during the year ended December 31, 2024 and does not anticipate making any contributions in 2025. The defined benefit pension plan no longer has future service accruals or compensation increases because this plan was frozen effective December 31, 2015.
The PBO for pension benefits represents the present value of benefits earned as of December 31 for vested and non-vested employees. The following table provides a reconciliation of the changes in the PBO and fair value of plan assets for the years ended December 31, 2024 and 2023:

	Year Ended December 31
(In thousands)	2024	2023
Change in benefit obligation:
PBO at beginning of period	$74,710	$74,230
Interest cost	3,526	3,666
Actuarial (gain) loss (1)	(4,437)	1,824
Benefits paid	(4,251)	(5,010)
PBO at December 31	$69,548	$74,710
Change in fair value of plan assets:
Fair value of plan assets beginning of period	$76,136	$75,427
Actual return on plan assets	(418)	5,719
Benefits paid	(4,251)	(5,010)
Fair value of plan assets at December 31	$71,467	$76,136
Funded (underfunded) status of the plan	$1,919	$1,426
Amount recognized in Consolidated Balance Sheets at December 31 (2)	$1,919	$1,426
Net actuarial (gain) loss recognized in AOCI and not yet reflected in net periodic benefit cost (income)	$1,046	$1,495
(1) The actuarial gain experienced in 2024 was largely driven by the increase in the discount rate from the prior year that was used to determine the projected benefit obligation at December 31, 2024.
(2) The funded balance is included as a component of other assets on the Consolidated Balance Sheets for the years ended December 31, 2024 and 2023.
The components of the net periodic benefit cost (income) for the years ended December 31, 2024, 2023 and 2022 were as follows:

(In thousands)	Year Ended December 31
	2024	2023	2022
Components of net periodic benefit cost (income):
Interest cost	$3,526	$3,666	$2,885
Expected return on plan assets	(3,569)	(3,545)	(4,013)
(Gain) loss on settlement	—	—	163
Total net periodic benefit cost (income)*	(43)	121	(965)
Other changes recognized in OCI:
Net actuarial (gain) loss	(449)	(350)	3,476
Reclassification of gain (loss) on settlement	—	—	(163)
(Gain) loss recognized in OCI	(449)	(350)	3,313
Total recognized in net periodic benefit cost (income) and OCI	$(492)	$(229)	$2,348
*Net periodic benefit cost (income) is included as a component of operating expense on the Consolidated Statements of Income and Comprehensive Income for the years ended December 31, 2024, 2023 and 2022.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024
The components of the change in amounts not yet recognized as components of the net periodic benefit cost (income) were as follows:

	Year Ended December 31
(In thousands)	2024	2023
Items not yet recognized as a component of net periodic benefit cost (income) at beginning of period	$1,495	$1,845
Net actuarial (gain) loss	(449)	(350)
Items not yet recognized as a component of net periodic benefit cost (income) at December 31	$1,046	$1,495
Amounts recognized in AOCI	$1,046	$1,495
The weighted average discount rate used to determine the projected benefit obligation of the defined benefit pension plan for the years ended December 31, 2024 and 2023 were as follows:

	December 31, 2024	December 31, 2023
Weighted average discount rate	5.51%	4.91%
The weighted average discount rate and the weighted average expected return on plan assets used to determine net periodic benefit cost (income) for the years ended December 31, 2024 and 2023 were as follows:

	December 31, 2024	December 31, 2023
Weighted average discount rate	4.91%	5.13%
Weighted average expected return on plan assets	5.25%	5.25%
The long-term rate of return is based on the anticipated returns that will be earned by the portfolio over the long term. The weighted average expected return on plan assets is influenced, but not determined, by historical portfolio performance.
ProAssurance has engaged a certified investment adviser to manage the defined benefit pension plan’s assets. The investment strategy is to build an efficient, well diversified portfolio based on a long-term strategic outlook of the investment markets. The investment markets outlook utilizes both historically based and forward-looking return forecasts to establish future return expectations for various asset classes. These return expectations are used to develop a core asset allocation based on the specific needs of the pension plan. The core asset allocation utilizes investment portfolios of various asset classes and multiple investment managers to help maximize the defined benefit pension plan’s return, while providing multiple layers of diversification to help minimize risk. The defined benefit pension plan’s target allocations, by asset category as of December 31, 2024 and 2023, were as follows:

	December 31, 2024	December 31, 2023
Fixed maturities	90%	90%
Equity investments	10%	10%
	100%	100%
The pension plan's assets consist of investments in pooled separate accounts that invest in mutual funds, equity investments or debt securities. The fair values of the assets in the defined benefit pension plan, by asset category as of December 31, 2024 and 2023, were as follows:

	December 31, 2024
(In thousands)	Level 1	Level 2	Level 3	Total*
Pooled separate account investments:
Large cap equity investments(1)	$5,219	$—	$—	$5,219
International equity investments(2)	—	2,111	—	2,111
Corporate and government debt(3)	—	64,137	—	64,137
Total	$5,219	$66,248	$—	$71,467

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024

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
Management has determined that the NAV of the pooled separate accounts represents fair value because the NAV is published and available to current investors and is the basis for current transactions. Consequently, the pooled separate accounts are classified in the fair value hierarchy discussed in Note 2 based upon the ending NAV. The fair values of the underlying investments used to determine the NAV of the pooled separate accounts are primarily publicly quoted prices or quoted prices for similar assets in active or non-active markets, however other inputs may also be used as described below. Below is a description of the inputs and valuation methodologies used to determine the fair value of the Company's defined benefit pension plan assets:
(1) The portfolios invest primarily in publicly traded equity securities of large U.S. companies that are priced using the closing price of the applicable U.S. nationally recognized stock exchange.
(2) The portfolios invest primarily in publicly traded equity securities of non-U.S. companies that are priced using the closing price of the applicable foreign stock exchange, which may require certain liquidity adjustments for non-active markets.
(3) The portfolios invest in various fixed income securities, primarily of U.S. origin. These include, but are not limited to, corporate bonds and U.S. Treasury obligations. The majority of underlying securities were priced using quoted prices for similar assets or pricing models that consider current and historical market data, normal trading conventions, credit ratings and the particular structure and characteristics of the security being valued.
Based on current data and assumptions as of December 31, 2024, the following benefit payments are expected to be paid in future periods:

(In thousands)
2025	$5,880
2026	4,790
2027	4,890
2028	5,580
2029	5,770
Thereafter	26,400
Total	$53,310
18. Statutory Accounting and Dividend Restrictions
ProAssurance’s domestic U.S. insurance subsidiaries are required to file statutory financial statements with state insurance regulatory authorities, prepared based upon SAP prescribed or permitted by regulatory authorities. ProAssurance did not use any prescribed or permitted SAP that differed from the NAIC's SAP at December 31, 2024, 2023 or 2022. The most significant differences between net income (loss) prepared in accordance with GAAP and statutory net income (loss) are generally due to: (a) policy acquisition and certain software and equipment costs which are deferred under GAAP but expensed for statutory purposes, (b) certain deferred income taxes which are recognized under GAAP but are not recognized for statutory purposes, (c) net unrealized gains or losses which are included in shareholders' equity related to available-for-sale fixed maturity securities carried at fair value under GAAP but are principally carried at amortized cost for statutory purposes and (d) accounting for goodwill and intangible assets.

ProAssurance Corporation and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2024
The NAIC specifies risk-based capital requirements for property and casualty insurance providers. At December 31, 2024, the Company estimates that actual statutory capital and surplus for each of ProAssurance’s insurance subsidiaries will exceed the minimum regulatory requirements. Statutory net income (loss) and capital and surplus of ProAssurance’s insurance subsidiaries are estimates and could differ from actual results upon completion and filing of statutory financial statements with state insurance regulatory authorities subsequent to filing this report on Form 10-K. Net income (loss) and capital and surplus of ProAssurance’s insurance subsidiaries on a statutory basis are shown in the following table.

(In millions)
Statutory Net Income (Loss)			Statutory Capital and Surplus
2024	2023	2022	2024	2023
$107	$31	$69	$1,519	$1,465
At December 31, 2024, $1.3 billion of ProAssurance's consolidated net assets were held at its domestic insurance subsidiaries, of which approximately $145 million are permitted to be paid as dividends over the course of 2025 without prior approval of state insurance regulators. However, the payment of any dividend requires prior notice to the insurance regulator in the state of domicile and the regulator may prevent the dividend if, in its judgment, payment of the dividend would have an adverse effect on the capital and surplus of the insurance subsidiary. In addition, ProAssurance makes the decision to pay dividends from an insurance subsidiary based on the capital needs of that subsidiary and may pay less than the permitted dividend or may also request permission to pay an additional amount (an extraordinary dividend).

ProAssurance Corporation and Subsidiaries
Schedule I – Summary of Investments – Other than Investments in Related Parties
(In thousands)

	December 31, 2024
Type of Investment	Recorded Cost Basis	Fair Value	Amount Which is Presented in the Balance Sheet
Fixed maturities
Bonds:
U.S. Government or government agencies and authorities	$285,378	$271,853	$271,853
States, municipalities and political subdivisions	470,974	446,601	446,601
Foreign governments	23,593	22,507	22,507
Public utilities	93,516	219,201	219,201
All other corporate bonds	1,755,738	1,526,168	1,526,168
Asset-backed securities	1,227,129	1,149,034	1,149,034
Total Fixed Maturities	3,856,328	3,635,364	3,635,364
Equity Securities
Common Stocks:
Public utilities	604	546	546
Banks, trusts and insurance companies	15,182	11,589	11,589
Industrial, miscellaneous and all other	129,625	118,023	118,023
Total Equity Securities, trading	145,411	130,158	130,158
Other long-term investments	281,796	346,983	346,983
Short-term investments	254,903	254,922	254,922
Total Investments	$4,538,438	$4,367,427	$4,367,427

ProAssurance Corporation and Subsidiaries
Schedule II – Condensed Financial Information of Registrant
Condensed Balance Sheet
(In thousands)

	December 31, 2024	December 31, 2023
Assets
Investment in subsidiaries, at equity	$1,325,710	$1,287,347
Fixed maturities available for sale, at fair value	19,998	20,044
Short-term investments	59,356	16,495
Investment in unconsolidated subsidiaries	945	945
Cash and cash equivalents	6,928	17,731
Due from subsidiaries	25,943	11,190
Other assets	12,528	17,732
Total Assets	$1,451,408	$1,371,484
Liabilities and Shareholders’ Equity
Liabilities:
Other liabilities	$5,949	$11,758
Debt less debt issuance costs	243,710	247,746
Total Liabilities	249,659	259,504
Shareholders’ Equity:
Common stock	638	636
Other shareholders’ equity, including unrealized gains (losses) on securities of subsidiaries	1,201,111	1,111,344
Total Shareholders’ Equity	1,201,749	1,111,980
Total Liabilities and Shareholders’ Equity	$1,451,408	$1,371,484

ProAssurance Corporation and Subsidiaries
Schedule II – Condensed Financial Information of Registrant
Condensed Statements of Income
(In thousands)

	Year Ended December 31
	2024	2023	2022
Revenues
Net investment income (loss)	$33	$762	$(663)
Equity in earnings (loss) of unconsolidated subsidiaries	—	30	—
Net investment gains (losses)	(285)	(22)	—
Other income (loss)	6,891	3,955	1,970
Total revenues	6,639	4,725	1,307
Expenses
Interest expense	14,825	15,583	14,445
Other expenses	36,245	30,357	32,513
Total expenses	51,070	45,940	46,958
Income (loss) before income tax expense (benefit) and equity in net income (loss) of consolidated subsidiaries	(44,431)	(41,215)	(45,651)
Income tax expense (benefit)	(11,092)	(6,001)	(7,994)
Income (loss) before equity in net income (loss) of consolidated subsidiaries	(33,339)	(35,214)	(37,657)
Equity in net income (loss) of consolidated subsidiaries	86,083	(3,390)	37,255
Net income (loss)	52,744	(38,604)	(402)
Other comprehensive income (loss)	32,098	94,118	(314,891)
Comprehensive income (loss)	$84,842	$55,514	$(315,293)

ProAssurance Corporation and Subsidiaries
Schedule II – Condensed Financial Information of Registrant
Condensed Statements of Cash Flow
(In thousands)

	Year Ended December 31
	2024	2023	2022
Net cash provided (used) by operating activities	$10,333	$(23,313)	$(25,862)
Investing activities
Proceeds from sales or maturities of:
Fixed maturities, available for sale	19,837	9,289	5,800
Net decrease (increase) in short-term investments	(42,861)	22,624	4,151
Return of invested capital from subsidiaries	17	28,060	8,756
Contribution of capital to subsidiaries	—	(93)	(58)
Funds (advanced) repaid for Lloyd's FAL deposit	9,116	4,106	11,131
Other	—	140	14
Net cash provided (used) by investing activities	(13,891)	64,126	29,794
Financing activities
Borrowings (repayments) under Revolving Credit Agreement	(4,687)	250,000	—
Borrowing (repayments) of Senior Notes	—	(250,000)	—
Repurchase of common stock	8	(20,188)	(3,252)
Subsidiary payments for common shares and share-based compensation awarded to subsidiary employees	(1,282)	(657)	(928)
Dividends to shareholders	—	(5,403)	(10,768)
Other	(1,284)	(2,956)	(977)
Net cash provided (used) by financing activities	(7,245)	(29,204)	(15,925)
Increase (decrease) in cash and cash equivalents	(10,803)	11,609	(11,993)
Cash and cash equivalents at beginning of period	17,731	6,122	18,115
Cash and cash equivalents at end of period	$6,928	$17,731	$6,122

Supplemental disclosure of cash flow information:
Cash paid (refunded) during the year for income taxes, net	$(3,866)	$(14,983)	$(6,081)
Cash paid during the year for interest	$16,996	$16,522	$14,071

Significant non-cash transactions:
Dividends declared and not yet paid	$—	$—	$2,698
Securities transferred at fair value as dividends from subsidiaries	$20,908	$3,022	$32,512
Operating ROU assets obtained in exchange for operating lease liabilities	$—	$—	$3,133
Basis of Presentation
The registrant-only financial statements should be read in conjunction with ProAssurance Corporation’s Consolidated Financial Statements and Notes thereto.
At December 31, 2024 and 2023, PRA investment in subsidiaries is stated at the initial consolidation value plus equity in the undistributed earnings of subsidiaries since the date of acquisition.
ProAssurance Corporation has a management agreement with its domestic operating subsidiaries whereby ProAssurance Corporation charges the operating subsidiaries a management fee for various management services provided to the subsidiary. Under the arrangement, the expenses associated with such services remain as expenses of ProAssurance Corporation and the management fee charged is reported as an offset to ProAssurance Corporation expenses.

ProAssurance Corporation and Subsidiaries
Schedule III – Supplementary Insurance Information
(In thousands)

	2024	2023	2022
Net premiums earned
Specialty P&C	$747,942	$755,817	$793,400
Workers' Compensation Insurance	167,610	160,034	166,371
Segregated Portfolio Cell Reinsurance	52,698	61,546	69,810
Consolidated	$968,250	$977,397	$1,029,581
Net investment income (1)
Segregated Portfolio Cell Reinsurance	$3,608	$2,289	$1,029
Corporate	140,930	126,130	94,943
Consolidated	$144,538	$128,419	$95,972
Losses and loss adjustment expenses incurred related to current year, net of reinsurance
Specialty P&C	$615,418	$624,481	$648,531
Workers' Compensation Insurance	129,024	130,046	119,407
Segregated Portfolio Cell Reinsurance	35,208	40,321	45,577
Consolidated	$779,650	$794,848	$813,515
Losses and loss adjustment expenses incurred related to prior year, net of reinsurance
Specialty P&C	$(36,932)	$328	$(22,486)
Workers' Compensation Insurance	(541)	9,276	(8,000)
Segregated Portfolio Cell Reinsurance	(2,742)	(3,958)	(6,267)
Consolidated	$(40,215)	$5,646	$(36,753)
Paid losses and loss adjustment expenses, net of reinsurance
Specialty P&C	$684,737	$721,152	$704,635
Workers' Compensation Insurance	124,626	125,952	123,098
Segregated Portfolio Cell Reinsurance	37,153	36,940	38,007
Inter-segment eliminations	—	—	(37)
Consolidated	$846,516	$884,044	$865,703
Amortization of DPAC
Specialty P&C	$102,125	$101,691	$97,757
Workers' Compensation Insurance	18,124	15,201	14,836
Segregated Portfolio Cell Reinsurance	16,354	18,371	20,068
Inter-segment eliminations	(1,173)	(450)	514
Consolidated	$135,430	$134,813	$133,175
Other underwriting, policy acquisition and operating expenses
Specialty P&C	$101,082	$93,612	$102,052
Workers' Compensation Insurance	43,875	39,860	39,901
Segregated Portfolio Cell Reinsurance	1,709	2,086	248
Corporate	40,008	34,007	34,733
Non-segmented items (2)	320	—	1,862
Inter-segment eliminations	(3,085)	(3,634)	(4,633)
Consolidated	$183,909	$165,931	$174,163
Continued on the following page.

ProAssurance Corporation and Subsidiaries
Schedule III – Supplementary Insurance Information
(In thousands)

	2024	2023	2022
Continued from previous page.
Net premiums written
Specialty P&C	$737,502	$762,580	$784,020
Workers' Compensation Insurance	166,223	162,285	160,760
Segregated Portfolio Cell Reinsurance	49,950	61,129	69,357
Consolidated	$953,675	$985,994	$1,014,137
Deferred policy acquisition costs (1)	$59,026	$60,336	$58,148
Reserve for losses and loss adjustment expenses (1)	$3,257,696	$3,401,281	$3,471,147
Unearned premiums (1)	$418,756	$433,715	$422,950
(1) Assets are not allocated to segments because investments, other than the investments that are solely allocated to the Segregated Portfolio Cell Reinsurance segment, and other assets are not managed at the segment level. See Note 16 of the Notes to Consolidated Financial Statements for additional information.
(2) Represents pre-tax actuarial consulting fees paid in connection with the final determination of contingent consideration associated with the acquisition of NORCAL in 2024 and pre-tax transaction-related costs associated with the acquisition of NORCAL in 2022. These costs are not included in a segment as ProAssurance does not consider these costs in assessing the financial performance of any of its operating or reportable segments. See Note 16 of the Notes to Consolidated Financial Statements for a reconciliation of the Company's segment results to its consolidated results.

ProAssurance Corporation and Subsidiaries
Schedule IV - Reinsurance
($ in thousands)

	2024	2023	2022
Property and Liability *
Premiums earned	$1,009,010	$1,008,915	$1,058,263
Premiums ceded	(98,249)	(94,379)	(84,857)
Premiums assumed	57,489	62,861	56,175
Net premiums earned	$968,250	$977,397	$1,029,581
Percentage of amount assumed to net	5.94%	6.43%	5.46%
* All of ProAssurance’s premiums are related to property and liability coverages.

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Acquisition by and among ProAssurance Corporation, PRA Professional Liability Group, Inc. and NORCAL Mutual Insurance Company dated as of February 20, 2020 filed as an Exhibit to ProAssurance's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.

3.1(a)	Certificate of Incorporation of ProAssurance, filed as an Exhibit to ProAssurance’s Registration Statement on Form S-4 (File No. 333-49378) and incorporated herein by reference pursuant to SEC Rule 12b-32.

3.1(b)	Certificate of Amendment to Certificate of Incorporation of ProAssurance, filed as an Exhibit to ProAssurance’s Annual Report on Form 10-K for the year ended December 31, 2001 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.

3.2	Fourth Restatement of the Bylaws of ProAssurance, effective December 2, 2015, filed as an Exhibit to ProAssurance’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.

4.1
ProAssurance Corporation 2024 Equity Incentive Plan, filed as an Exhibit to ProAssurance’s Definitive Proxy Statement (File No. 001-16533) filed on May 22, 2024 and incorporated herein by reference pursuant to SEC Rule 12b-32.*

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

10.2	Form of Release and Severance Compensation Agreement dated as of May 13, 2019 between ProAssurance and Dana S. Hendricks, filed as an Exhibit to ProAssurance's Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.*

10.3	Form of Release and Severance Compensation Agreement dated as of May 13, 2019 between ProAssurance and Kevin M. Shook, filed as an Exhibit to ProAssurance's Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.*

10.4
Form of Release and Severance Compensation Agreement dated as of December 7, 2022 between ProAssurance and Darryl K. Thomas, filed as an Exhibit to ProAssurance’s Annual Report on Form 10-K for the year ended December 31, 2022 (File No. 001-16533) and incorporated herein by this reference pursuant to SEC Rule 12b-32.*

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

10.8
Director Deferred Compensation Plan as amended and restated December 7, 2011, filed as an Exhibit to ProAssurance's Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.*

10.8(a)
Amendment No. 1 to the Amended and Restated Director Deferred Compensation Plan dated May 22, 2013, filed as an Exhibit to ProAssurance's Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.*

10.8(b)
Amendment No. 2 to the Amended and Restated Director Deferred Compensation Plan effective June 22, 2017, filed as an Exhibit to ProAssurance's Annual Report on Form 10-K for the year ended December 31, 2019 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.*

10.8(c)
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

10.9(a)
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

10.9(b)
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

10.9(c)
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

10.9(d)
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

10.9(e)
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

10.9(f)
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

10.9(g)
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

10.9(h)
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

10.13
Form of Release and Severance Compensation Agreement dated as of April 22, 2024 between ProAssurance and Robert D. Francis, filed as an Exhibit to ProAssurance's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 (File No. 001-16533) and incorporated herein by reference pursuant to SEC Rule 12b-32.*

14.1
Code of Ethics and Conduct dated as of January 1, 2021 filed as an Exhibit to ProAssurance's Annual Report on Form 10-K for the year ended December 31, 2024 (File No. 00-1-6533) and incorporated herein by reference pursuant to SEC Rule 12b-32.

19.1	Securities Trading Policy (included in the Code of Ethics and Conduct)

21.1	Subsidiaries of ProAssurance Corporation

23.1	Consent of Ernst & Young LLP

31.1	Certification of Principal Executive Officer of ProAssurance as required under SEC Rule 13a-14(a)

31.2	Certification of Principal Financial Officer of ProAssurance as required under SEC Rule 13a-14(a)

32.1	Certification of Principal Executive Officer of ProAssurance as required under SEC Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code, as amended (18 U.S.C. 1350)

32.2	Certification of Principal Financial Officer of ProAssurance as required under SEC Rule 13a-14(b) and 18 U.S.C. 1350

97.1	ProAssurance Corporation Policy Relating to Recovery of Erroneously Awarded Compensation

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
* Denotes a management contract or compensatory plan, contract or arrangement required to be filed as an Exhibit to this report.