Form 10-Q
period 2025-03-31
PROASSURANCE CORP
filed 2025-05-06
CIK 1127703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025 or

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
As of May 1, 2025, there were 51,292,333 shares of the registrant’s common stock outstanding.

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

Caution Regarding Forward-Looking Statements
Any statements in this Form 10-Q that are not historical facts or explicitly stated as an opinion are specifically identified as forward-looking statements. These statements are based upon our estimates and anticipation of future events and are subject to significant risks, assumptions and uncertainties that could cause actual results to vary materially from the expected results described in the forward-looking statements. Forward-looking statements are identified by words such as, but not limited to, "anticipate," "believe," "continue," "could," "estimate," "expect," "hope," "hopeful," "intend," "likely," "may," "optimistic," "plan," "possible," "potential," "preliminary," "project," "should," "will," "would" and other analogous expressions. There are numerous factors that could cause our actual results to differ materially from those in the forward-looking statements. Thus, sentences and phrases that we use to convey our view of future events and trends are expressly designated as forward-looking statements as are sections of this Form 10-Q that are identified as giving our outlook on future business.
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
These forward-looking statements are subject to significant risks, assumptions and uncertainties, including, among other things, the following factors that could affect the actual outcome of future events:

●	changes in general economic conditions, including the impact of inflation, including medical and social inflation, and unemployment;
●	regulatory, legislative and judicial actions or decisions that could affect our business plans or operations;
●	the enactment or repeal of tort reforms;
●	formation or dissolution of state-sponsored insurance entities providing coverages now offered by ProAssurance which could remove or add sizable numbers of insureds from or to the private insurance market;
●	changes in the interest, tax and foreign currency exchange rate environment;
●	resolution of uncertain tax matters and changes in tax laws;
●	changes in laws or government regulations regarding financial markets or market activity that may affect our business;
●	changes in the ability, or perception thereof, of the U.S. government to meet its obligations that may affect the U.S. economy and our business;
●	performance of financial markets affecting the fair value of our investments or making it difficult to determine the value of our investments;
●	changes in requirements or accounting policies and practices that may be adopted by our regulatory agencies, the governments of states in which we are domiciled, the FASB, the SEC, the PCAOB or the NYSE that may affect our business;
●	changes in laws or government regulations affecting the financial services industry, the property and casualty insurance industry, the workers' compensation insurance industry or particular insurance lines underwritten by our subsidiaries;
●	the effect on our insureds, particularly the insurance needs of our insureds, and our loss costs, of changes in the healthcare delivery system and/or changes in the U.S. political climate that may affect healthcare policy or our business;
●	consolidation of our insureds into or under larger entities which may be insured by competitors, or may not have a risk profile that meets our underwriting criteria or which may not use external providers for insuring or otherwise managing substantial portions of their liability risk;
●	the effect of cyclical insurance industry trends on our underwriting, including demand and pricing in the insurance and reinsurance markets in which we operate;
●	uncertainties inherent in the estimate of our loss and loss adjustment expense reserve and reinsurance recoverable;
●	changes in the availability, cost, quality or collectability of insurance/reinsurance;
●	the results of litigation, including pre- or post-trial motions, trials and/or appeals we undertake;
●	effects on our claims costs from mass tort litigation that are different from that anticipated by us;
●	allegations of bad faith which may arise from our handling of any particular claim, including failure to settle;
●	loss or consolidation of independent agents, agencies, brokers or brokerage firms;
●	changes in our organization, compensation and benefit plans;

●	changes in the business or competitive environment may alter or limit the effectiveness of our business strategy and impact our revenues;
●	our ability to retain and recruit senior management and other qualified personnel;
●	the availability, integrity and security of our technology infrastructure and that of our third-party providers, including any susceptibility to cyber-attacks which might result in a loss of information, operating capability or actual monetary loss;
●	the impact of new systems or systems consolidation on our information technology infrastructure;
●	the impact of machine learning and artificial intelligence on the insurance industry as well as on our insureds and risks we insure;
●	the impact of a catastrophe, natural or man-made, including a pandemic event, as it relates to our business and insurance operations, investment results as well as on our insureds' operations and the risks for which we insure;
●	the impact of a catastrophic man-made event, such as acts of terrorism, acts of war and civil and political unrest;
●	the effects of terrorism-related insurance legislation and laws;
●	the impact of guaranty funds and other state assessments;
●	changes to the ratings assigned by a rating agency to our holding company or insurance subsidiaries, individually or as a group;
●	provisions in our charter documents, Delaware law and state insurance laws may impede attempts to replace or remove management or may impede a takeover;
●	state insurance restrictions may prohibit assets held by our insurance subsidiaries, including cash and investment securities, from being used for general corporate purposes;
●	taxing authorities can take exception to our tax positions and cause us to incur significant amounts of legal and accounting costs and, if our defense is not successful, additional tax costs, including interest and penalties;
●	the risk that a condition for completion of the proposed merger transaction between ProAssurance Corporation and The Doctors Company, including the required regulatory approvals, may not be satisfied in a timely manner or at all;
●	the effects on our business and financial condition that may result if the proposed merger transaction with The Doctors Company is terminated prior to completion; and
●	our ability to retain customers, agents or management and other key personnel as a result of the proposed merger transaction with The Doctors Company.
Our results may differ materially from those we expect and discuss in any forward-looking statements. The principal risk factors that may cause these material differences are described in "Item 1A, Risk Factors" in our December 31, 2024 report on Form 10-K and other documents we file with the SEC, such as our quarterly reports on Form 10-Q. Other than as described under the heading "Item 1A, Risk Factors" herein, there have been no material changes to the "Risk Factors" disclosed in Part 1, Item 1A of ProAssurance's December 31, 2024 report on Form 10-K.
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

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share data)

	March 31, 2025	December 31, 2024
Assets
Investments
Fixed maturities, available-for-sale, at fair value (amortized cost, $3,840,973 and $3,803,835, respectively; allowance for expected credit losses, $3,656 and $3,399, respectively)	$3,663,483	$3,582,207
Fixed maturities, trading, at fair value (cost, $16,147 and $52,493, respectively)	16,182	53,157
Equity investments, at fair value (cost, $134,110 and $145,411, respectively)	120,072	130,158
Short-term investments	244,041	254,922
Business owned life insurance	80,797	80,179
Investment in unconsolidated subsidiaries	256,606	259,538
Other investments (at fair value, $2,559 and $2,077, respectively, otherwise at cost or amortized cost)	7,801	7,266
Total Investments	4,388,982	4,367,427
Cash and cash equivalents	43,541	54,881
Premiums receivable, net (allowance for expected credit losses, $8,265 and $8,141, respectively)	247,002	228,900
Receivable from reinsurers on paid losses and loss adjustment expenses	18,120	18,226
Receivable from reinsurers on unpaid losses and loss adjustment expenses	369,413	409,069
Prepaid reinsurance premiums	35,686	30,623
Deferred policy acquisition costs	61,241	59,026
Deferred tax asset, net	153,932	163,928
Real estate, net	15,082	29,581
Operating lease ROU assets	15,819	16,514
Intangible assets, net	52,746	54,208
Goodwill	5,500	5,500
Other assets	118,956	136,390
Total Assets	$5,526,020	$5,574,273
Liabilities and Shareholders' Equity
Liabilities
Policy liabilities and accruals
Reserve for losses and loss adjustment expenses	$3,180,767	$3,257,696
Unearned premiums	463,694	418,756
Reinsurance premiums payable	22,166	27,289
Total Policy Liabilities and Accruals	3,666,627	3,703,741
Operating lease liabilities	16,671	17,390
Other liabilities	185,353	226,520
Debt less unamortized debt issuance costs	423,749	424,873
Total Liabilities	4,292,400	4,372,524
Shareholders' Equity
Common shares (par value $0.01 per share, 100,000,000 shares authorized, 63,898,971 and 63,763,789 shares issued, respectively)	639	638
Additional paid-in capital	408,630	408,471
Accumulated other comprehensive income (loss) (net of deferred tax expense (benefit) of ($36,776) and ($46,681), respectively)	(134,858)	(172,391)
Retained earnings	1,428,903	1,434,725
Treasury shares, at cost (12,606,968 shares as of each respective period end)	(469,694)	(469,694)
Total Shareholders' Equity	1,233,620	1,201,749
Total Liabilities and Shareholders' Equity	$5,526,020	$5,574,273
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Changes in Capital (Unaudited)
(In thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2024	$638	$408,471	$(172,391)	$1,434,725	$(469,694)	$1,201,749
Share-based compensation	—	1,575	—	—	—	1,575
Net effect of restricted and performance shares issued	1	(1,416)	—	—	—	(1,415)
Other comprehensive income (loss)	—	—	37,533	—	—	37,533
Net income (loss)	—	—	—	(5,822)	—	(5,822)
Balance at March 31, 2025	$639	$408,630	$(134,858)	$1,428,903	$(469,694)	$1,233,620

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2023	$636	$403,554	$(204,489)	$1,381,981	$(469,702)	$1,111,980
Common shares issued for compensation	(1)	(1,044)	—	—	—	(1,045)
Share-based compensation	—	945	—	—	—	945
Net effect of restricted and performance shares issued	1	(970)	—	—	—	(969)
Other comprehensive income (loss)	—	—	(2,472)	—	—	(2,472)
Net income (loss)	—	—	—	4,626	—	4,626
Balance at March 31, 2024	$636	$402,485	$(206,961)	$1,386,607	$(469,702)	$1,113,065
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)
(In thousands, except per share data)

	Three Months Ended March 31
	2025	2024
Revenues
Net premiums earned	$236,275	$244,150
Net investment income	36,951	33,897
Equity in earnings (loss) of unconsolidated subsidiaries	4,015	2,963
Net investment gains (losses):
Impairment losses	(155)	(1,510)
Portion of impairment losses recognized in other comprehensive income (loss) before taxes	(102)	576
Net impairment losses recognized in earnings	(257)	(934)
Other net investment gains (losses)	(1,436)	666
Total net investment gains (losses)	(1,693)	(268)
Other income (expense)	(3,469)	3,955
Total revenues	272,079	284,697
Expenses
Net losses and loss adjustment expenses	189,960	194,694
Underwriting, policy acquisition and operating expenses:
Operating expense	50,810	44,311
DPAC amortization	32,381	33,694
SPC U.S. federal income tax expense (benefit)	348	416
SPC dividend expense (income)	(248)	607
Interest expense	5,160	5,657
Total expenses	278,411	279,379
Income (loss) before income taxes	(6,332)	5,318
Provision for income taxes:
Current expense (benefit)	(520)	(561)
Deferred expense (benefit)	10	1,253
Total income tax expense (benefit)	(510)	692
Net income (loss)	(5,822)	4,626
Other comprehensive income (loss), after tax, net of reclassification adjustments	37,533	(2,472)
Comprehensive income (loss)	$31,711	$2,154
Earnings (loss) per share:
Basic	$(0.11)	$0.09
Diluted	$(0.11)	$0.09
Weighted average number of common shares outstanding:
Basic	51,188	51,013
Diluted	51,445	51,149
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three Months Ended March 31
	2025	2024
Operating Activities
Net income (loss)	$(5,822)	$4,626
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization, net of accretion	3,822	5,332
(Increase) decrease in cash surrender value of BOLI	(618)	(452)
(Gain) loss on sale of property	(2,212)	—
Net investment (gains) losses	1,693	268
Share-based compensation	1,788	945
Deferred income tax expense (benefit)	10	1,253
Policy acquisition costs, net of amortization (net deferral)	(2,100)	(3,283)
Equity in (earnings) loss of unconsolidated subsidiaries	(4,015)	(2,963)
Distributed earnings from unconsolidated subsidiaries	4,867	1,778
Other, net	1,421	(962)
Change in:
Premiums receivable	(18,640)	(26,701)
Reinsurance related assets and liabilities	8,181	10,908
Other assets	11,966	(2,183)
Reserve for losses and loss adjustment expenses	(3,362)	(18,769)
Unearned premiums	44,892	43,226
Other liabilities	(53,480)	(24,672)
Net cash provided (used) by operating activities	(11,609)	(11,649)
Investing Activities
Purchases of:
Fixed maturities, available-for-sale	(314,842)	(230,549)
Equity investments	(1,052)	(80)
Other investments	(563)	(17,381)
Investment in unconsolidated subsidiaries	(8,443)	(7,871)
Proceeds from sales or maturities of:
Fixed maturities, available-for-sale	281,626	167,762
Equity investments	11,754	14,016
Other investments	—	24,068
Net sales or (purchases) of fixed maturities, trading	(294)	(1,553)
Return of invested capital from unconsolidated subsidiaries	10,523	6,882
Net sales or maturities (purchases) of short-term investments	11,132	54,710
Unsettled security transactions, net change	12,007	3,077
Purchases of capital assets	(350)	(961)
Proceeds from sale of capital assets	19,308	—
Net cash impact of deconsolidation of closed years of account from Lloyd's Syndicates operations	(11,102)	—
Other	(5,594)	—
Net cash provided (used) by investing activities	4,110	12,120
Continued on the following page.

	Three Months Ended March 31
	2025	2024
Continued from the previous page.
Financing Activities
Borrowings (repayments) under Revolving Credit Agreement	(1,563)	—
Capital contribution received from (return of capital to) external segregated portfolio cell participants	(863)	—
Other	(1,415)	(969)
Net cash provided (used) by financing activities	(3,841)	(969)
Increase (decrease) in cash and cash equivalents	(11,340)	(498)
Cash and cash equivalents at beginning of period	54,881	65,898
Cash and cash equivalents at end of period	$43,541	$65,400
Significant Non-Cash Transactions
Operating lease liabilities arising from obtaining ROU assets	$—	$1,988
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2025

1. Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of ProAssurance Corporation, its wholly owned subsidiaries and VIEs in which ProAssurance is the primary beneficiary (ProAssurance, ProAssurance Group, PRA or the Company). See Note 10 for more information on ProAssurance's VIE interests. The financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring adjustments, have been included. ProAssurance’s results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes contained in ProAssurance’s December 31, 2024 report on Form 10-K.
ProAssurance operates in four reportable segments as follows: Specialty P&C, Workers' Compensation Insurance, Segregated Portfolio Cell Reinsurance and Corporate. For more information on the Company's segment reporting, including the nature of products and services provided and financial information by segment, refer to Note 12.
Reclassifications
As a result of the segment reorganization in the first quarter of 2025, prior period segment information in Note 12 has been recast to conform to the Company's current segment reporting (see Note 12 for further information).
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
The significant accounting policies followed by ProAssurance in making estimates that materially affect financial reporting are summarized in Note 1 of the Notes to Consolidated Financial Statements in ProAssurance’s December 31, 2024 report on Form 10-K.
Accounting Changes Adopted
The Company did not adopt any new accounting standards during the three months ended March 31, 2025.
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
Disaggregation of Income Statement Expenses (ASU 2024-03)
Effective for fiscal years beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027, the FASB issued guidance to improve disclosures about the Company’s expenses by requiring more detailed information

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2025
about certain expenses (employee compensation, depreciation and intangible asset amortization) included within the Condensed Consolidated Statement of Income and Comprehensive Income captions. ProAssurance is currently evaluating the effect the updated guidance will have on the Company's financial statement disclosures.
Agreement and Plan of Merger
On March 19, 2025, ProAssurance entered into an Agreement and Plan of Merger (the “Merger Agreement”) with The Doctors Company, a California-domiciled reciprocal inter-insurance exchange, and Jackson Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of The Doctors Company (“Merger Sub”), entered into an Agreement and Plan of Merger, pursuant to which, on the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into ProAssurance (the “Merger”), with ProAssurance continuing as the surviving corporation in the Merger as a wholly owned subsidiary of The Doctors Company. The Board has approved the Merger Agreement and the transactions contemplated thereby, including the Merger. The Agreement and Plan of Merger is included as Exhibit 2.1 of this report.
On the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), and as a result of the Merger, each share of common stock, $0.01 par value, of ProAssurance (“ProAssurance common stock”) that is issued and outstanding immediately prior to the Effective Time (other than Excluded Shares (as defined in the Merger Agreement)) will be converted into the right to receive $25.00 in cash per share (the “Merger Consideration”).
In addition, pursuant to the Merger Agreement, as of the Effective Time, (i) each restricted stock unit payable in shares of ProAssurance common stock that is issued and outstanding immediately prior to the Effective Time will automatically vest and be converted into the right to receive an amount in cash (less any applicable withholding taxes payable in respect thereto) equal to the Merger Consideration, (ii) each outstanding performance share payable in shares of ProAssurance common stock (determined based on deemed target level performance) will automatically vest and be converted into the right to receive an amount of cash (less any applicable withholding taxes payable in respect thereto) equal to the Merger Consideration and (iii) all amounts held in deferred compensation accounts representing awarded shares of ProAssurance common stock that are deferred under ProAssurance’s Director Deferred Stock Compensation Plan and any accrued dividend equivalents in such deferred compensation accounts that have been converted into such shares, will automatically convert into the right to receive an amount of cash equal to the Merger Consideration for each such share.
In connection with the Merger, the Company expects to incur significant expenses. However, an estimate of those expenses cannot be made at this time. During the three months ended March 31, 2025, pre-tax transaction-related costs of approximately $7.1 million were included as a component of consolidated operating expense on the Condensed Consolidated Statements of Income and Comprehensive Income.
The closing of the proposed Merger is subject to certain conditions, including the adoption of the Merger Agreement by stockholders representing a majority of the outstanding shares of ProAssurance common stock entitled to vote thereon and the receipt of required regulatory approvals. The proposed Merger is expected to close in the first half of 2026.
Disposal of Long-Lived Asset
During the first quarter of 2025, ProAssurance sold the Franklin, TN property to an unrelated third party, recognizing a gain of $2.2 million in the Condensed Consolidated Statements of Income and Comprehensive Income as a component of other income (expense). Proceeds, net of closing costs, of $19.3 million from the sale of the property are included in investing activities on the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025. In accordance with ASC 360, depreciation was not recorded for the Franklin, TN property during the first quarter of 2025 once the asset was classified as held for sale. See Note 1 of the Notes to Consolidated Financial Statements in ProAssurance’s December 31, 2024 report on Form 10-K for the Company's accounting policy regarding real estate.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2025
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
Fair values of assets measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024 are shown in the following tables. Where applicable, the tables also indicate the fair value hierarchy of the valuation techniques utilized to determine those fair values. For some assets, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. When this is the case, the asset is categorized based on the level of the most significant input to the fair value measurement. Assessments of the significance of a particular input to the fair value measurement require judgment and consideration of factors specific to the assets being valued.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2025

	March 31, 2025
	Fair Value Measurements Using			Total
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Fixed maturities, available-for-sale
U.S. Treasury obligations	$—	$250,362	$—	$250,362
U.S. Government-sponsored enterprise obligations	—	13,090	—	13,090
State and municipal bonds	—	474,238	—	474,238
Corporate debt, multiple observable inputs	—	1,690,307	—	1,690,307
Corporate debt, limited observable inputs	—	—	68,947	68,947
Residential mortgage-backed securities	—	505,990	—	505,990
Agency commercial mortgage-backed securities	—	6,301	—	6,301
Other commercial mortgage-backed securities	—	206,531	—	206,531
Other asset-backed securities	—	443,144	4,573	447,717
Fixed maturities, trading	—	16,182	—	16,182
Equity investments
Financial	9,224	2,329	291	11,844
Utilities/Energy	812	—	—	812
Industrial	—	—	4,526	4,526
Bond funds	92,309	—	—	92,309
All other	10,581	—	—	10,581
Short-term investments	131,887	112,154	—	244,041
Other investments	—	1,538	1,021	2,559
Other assets	—	3,035	—	3,035
Total assets categorized within the fair value hierarchy	$244,813	$3,725,201	$79,358	4,049,372
Assets carried at NAV, which approximates fair value and which are not categorized within the fair value hierarchy, reported as a part of:
Investment in unconsolidated subsidiaries				223,317
Total assets at fair value				$4,272,689

Liabilities:
Other liabilities	$3,710	$1,446	$—	$5,156
Total liabilities categorized within the fair value hierarchy	$3,710	$1,446	$—	$5,156

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2025

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
Level 2 Valuations
Other than as described below, see Note 2 of the Notes to Consolidated Financial Statements in ProAssurance’s December 31, 2024 report on Form 10-K for a summary description of the valuation methodologies used regarding securities in the Level 2 category, by security type.

Level 2 Valuation Methodologies
Other liabilities consisted of foreign currency forward contract derivative instruments, which are discussed in Note 8, valued using a model which considers the forward yield curves and volatilities from other instruments with similar maturities, strike prices and durations.
Level 3 Valuations
See Note 2 of the Notes to Consolidated Financial Statements in ProAssurance’s December 31, 2024 report on Form 10-K for a summary description of the valuation methodologies used regarding securities in the Level 3 category, by security type.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2025
Quantitative Information Regarding Level 3 Valuations
Below is quantitative information regarding securities in the Level 3 category, by security type:

	Fair Value at
($ in thousands)	March 31, 2025	December 31, 2024	Valuation Technique	Unobservable Input	Range (Weighted Average)
Assets:
Corporate debt, limited observable inputs	$68,947	$81,062	Market Comparable Securities	Comparability Adjustment	0% - 5% (2.5%)
			Discounted Cash Flows	Comparability Adjustment	0% - 5% (2.5%)
Residential mortgage-backed, other commercial mortgage-backed and other asset-backed securities	$4,573	$3,774	Market Comparable Securities	Comparability Adjustment	0% - 5% (2.5%)
			Discounted Cash Flows	Comparability Adjustment	0% - 5% (2.5%)
Equity investments	$4,817	$5,506	Discounted Cash Flows	Comparability Adjustment	0% - 10% (5%)
Other investments	$1,021	$500	Discounted Cash Flows	Comparability Adjustment	0% - 10% (5%)
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

	March 31, 2025
	Level 3 Fair Value Measurements
	Assets
(In thousands)	Corporate Debt	Asset-backed Securities	Equity Investments	Other Investments	Total Assets
Balance, December 31, 2024	$81,062	$3,774	$5,506	$500	$90,842
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Net investment gains (losses)	(1,727)	—	(689)	—	(2,416)
Included in other comprehensive income (loss)	417	(20)	—	—	397
Purchases	683	866	—	521	2,070
Sales	(2,538)	—	—	—	(2,538)
Transfers in	1,988	1,001	—	—	2,989
Transfers out	(10,938)	(1,048)	—	—	(11,986)
Balance, March 31, 2025	$68,947	$4,573	$4,817	$1,021	$79,358
Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets held at period-end	$—	$—	$(689)	$—	$(689)

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2025

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
All transfers in and out of Level 3 during the three months ended March 31, 2025 and 2024 related to securities held for which the level of market activity for identical or nearly identical securities varies from period to period. The securities were valued using multiple observable inputs when those inputs were available; otherwise the securities were valued using limited observable inputs.
Fair Values Not Categorized
At March 31, 2025 and December 31, 2024, certain LPs/LLCs and investment funds measure fund assets at fair value on a recurring basis and provide a NAV for ProAssurance's interest. The carrying value of these interests is based on the NAV provided and was considered to approximate the fair value of the interests. For investment in unconsolidated subsidiaries, ProAssurance recognizes any changes in the NAV of its interests in equity in earnings (loss) of unconsolidated subsidiaries during the period of change. In accordance with GAAP, the fair value of these investments was not classified within the fair value hierarchy. The amount of ProAssurance's unfunded contractual commitments related to these investments as of March 31, 2025 and fair values of these investments as of March 31, 2025 and December 31, 2024 were as follows:

	Unfunded Contractual Commitments	Fair Value
(In thousands)	March 31, 2025	March 31, 2025	December 31, 2024
Investment in unconsolidated subsidiaries:
Private debt funds (1)	$3,911	$14,149	$14,190
Long/short equity funds (2)	None	603	4,246
Non-public equity funds (3)	$32,074	110,110	111,441
Credit funds (4)	$30,093	47,107	45,134
Strategy focused funds (5)	$65,783	51,348	51,258
Total investments carried at NAV		$223,317	$226,269

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2025
Below is additional information regarding each of the investments listed in the table above as of March 31, 2025.
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
(4)This investment is comprised of multiple unrelated LP funds. Three funds seek to obtain superior risk-adjusted absolute returns through a diversified portfolio of debt securities, including bonds, loans and other asset-backed instruments. The remaining funds focus on private middle market company mezzanine and senior secured loans, opportunities across the credit spectrum, mortgage backed-loans, as well as various types of loan-backed investments. One fund allows redemptions at any quarter-end with prior notice requirements of 180 days, while another fund allows for redemptions with consent of the General Partner. The remaining funds do not allow redemptions. For the funds that do not allow redemptions, income and capital are to be periodically distributed at the discretion of the LP over time frames throughout the remaining life of the funds.
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
Nonrecurring Fair Value Measurement
ProAssurance did not have any assets or liabilities that were measured at fair value on a nonrecurring basis at March 31, 2025 or December 31, 2024.
Financial Instruments - Methodologies Other Than Fair Value
The following table provides the estimated fair value of the Company's financial instruments that, in accordance with GAAP for the type of investment, are measured using a methodology other than fair value. Fair values provided primarily fall within the Level 3 fair value category.

	March 31, 2025		December 31, 2024
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
BOLI	$80,797	$80,797	$80,179	$80,179
Other investments	$5,242	$5,242	$5,189	$5,189
Other assets	$27,057	$27,057	$34,793	$34,793
Financial liabilities:
Revolving Credit Agreement*	$125,000	$125,000	$125,000	$125,000
Term Loan*	$118,750	$118,750	$120,313	$120,313
Contribution Certificates	$181,488	$152,573	$181,163	$152,564
Other liabilities	$25,771	$25,771	$33,793	$33,793
* Carrying value excludes unamortized debt issuance costs.
The fair value of the BOLI was equal to the cash surrender value associated with the policies on the valuation date.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2025
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
Other assets and other liabilities primarily consisted of related investment assets and liabilities associated with funded deferred compensation agreements. The fair value of the funded deferred compensation assets was based upon quoted market prices, which is categorized as a Level 1 valuation, and had a fair value of $26.4 million and $34.1 million at March 31, 2025 and December 31, 2024, respectively. Other assets also included an unsecured note receivable. The fair value of the note receivable was based on the present value of expected cash flows from the note receivable, discounted at market rates on the valuation date for receivables with similar credit standings and similar payment structures. Other liabilities consisted of liabilities associated with funded deferred compensation agreements. The reported balance is determined based on the amount of elective deferrals and employer contributions adjusted for periodic changes in the fair value of the participant balances based on the performance of the funds selected by the participants and had a fair value of $25.8 million and $33.8 million at March 31, 2025 and December 31, 2024, respectively.
The fair value of the debt was estimated based on the present value of expected future cash outflows, discounted at rates available on the valuation date for similar debt issued by entities with a similar credit standing to ProAssurance.
3. Investments
Available-for-sale fixed maturities at March 31, 2025 and December 31, 2024 included the following:

	March 31, 2025
(In thousands)	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities, available-for-sale
U.S. Treasury obligations	$259,819	$—	$530	$9,987	$250,362
U.S. Government-sponsored enterprise obligations	13,596	—	—	506	13,090
State and municipal bonds	491,093	—	3,610	20,465	474,238
Corporate debt	1,846,009	3,125	6,290	89,920	1,759,254
Residential mortgage-backed securities	554,549	192	3,179	51,546	505,990
Agency commercial mortgage-backed securities	7,080	—	3	782	6,301
Other commercial mortgage-backed securities	216,289	62	512	10,208	206,531
Other asset-backed securities	452,538	277	2,616	7,160	447,717
	$3,840,973	$3,656	$16,740	$190,574	$3,663,483

	December 31, 2024
(In thousands)	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities, available-for-sale
U.S. Treasury obligations	$256,939	$—	$107	$13,143	$243,903
U.S. Government-sponsored enterprise obligations	15,586	—	—	692	14,894
State and municipal bonds	470,974	—	1,135	25,508	446,601
Corporate debt	1,833,207	2,608	4,241	107,065	1,727,775
Residential mortgage-backed securities	536,194	197	1,628	58,826	478,799
Agency commercial mortgage-backed securities	7,600	—	—	873	6,727
Other commercial mortgage-backed securities	214,019	406	439	12,266	201,786
Other asset-backed securities	469,316	188	1,725	9,131	461,722
	$3,803,835	$3,399	$9,275	$227,504	$3,582,207

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2025
The recorded cost basis and estimated fair value of available-for-sale fixed maturities at March 31, 2025, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total Fair Value
Fixed maturities, available-for-sale
U.S. Treasury obligations	$259,819	$89,774	$122,103	$35,867	$2,618	$250,362
U.S. Government-sponsored enterprise obligations	13,596	4,529	6,077	512	1,972	13,090
State and municipal bonds	491,093	45,930	145,184	150,585	132,539	474,238
Corporate debt	1,846,009	193,857	863,707	551,900	149,790	1,759,254
Residential mortgage-backed securities	554,549					505,990
Agency commercial mortgage-backed securities	7,080					6,301
Other commercial mortgage-backed securities	216,289					206,531
Other asset-backed securities	452,538					447,717
	$3,840,973					$3,663,483
Excluding obligations of the U.S. Government, U.S. Government-sponsored enterprises and a U.S. Government obligations money market fund, no investment in any entity or its affiliates exceeded 10% of shareholders’ equity at March 31, 2025.
Cash and securities with a carrying value of $52.4 million at March 31, 2025 were on deposit with various state insurance departments to meet regulatory requirements. ProAssurance also held securities with a carrying value of $69.0 million at March 31, 2025 that are pledged as collateral security for advances under the Company's borrowing relationships with FHLBs.
As a member of Lloyd's, ProAssurance is required to maintain capital at Lloyd's, referred to as FAL, to support the Company's previous participation in underwriting years that remain open at Syndicate 1729. At March 31, 2025, the fair value of ProAssurance's FAL investments was $14.3 million and were comprised of cash and cash equivalents and, to a lesser extent, investment securities, primarily available-for-sale fixed maturities, on deposit with Lloyd's, in order to satisfy these FAL requirements.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2025
Investments Held in a Loss Position
The following tables provide summarized information with respect to investments held in an unrealized loss position at March 31, 2025 and December 31, 2024, including the length of time the investment had been held in a continuous unrealized loss position.

	March 31, 2025
	Total		Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Loss	Value	Loss	Value	Loss
Fixed maturities, available-for-sale
U.S. Treasury obligations	$198,828	$9,987	$27,762	$1,239	$171,066	$8,748
U.S. Government-sponsored enterprise obligations	13,090	506	2,641	32	10,449	474
State and municipal bonds	323,410	20,465	50,638	2,405	272,772	18,060
Corporate debt	1,272,952	89,920	285,718	15,225	987,234	74,695
Residential mortgage-backed securities	334,887	51,546	96,302	6,205	238,585	45,341
Agency commercial mortgage-backed securities	5,862	782	1,013	131	4,849	651
Other commercial mortgage-backed securities	154,297	10,208	37,055	442	117,242	9,766
Other asset-backed securities	185,769	7,160	81,399	560	104,370	6,600
	$2,489,095	$190,574	$582,528	$26,239	$1,906,567	$164,335

	December 31, 2024
	Total		Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Loss	Value	Loss	Value	Loss
Fixed maturities, available-for-sale
U.S. Treasury obligations	$213,505	$13,143	$33,822	$1,561	$179,683	$11,582
U.S. Government-sponsored enterprise obligations	14,894	692	2,603	69	12,291	623
State and municipal bonds	378,425	25,508	82,312	2,261	296,113	23,247
Corporate debt	1,350,139	107,065	222,614	9,593	1,127,525	97,472
Residential mortgage-backed securities	378,461	58,826	118,908	3,810	259,553	55,016
Agency commercial mortgage-backed securities	6,727	873	426	8	6,301	865
Other commercial mortgage-backed securities	151,386	12,266	17,337	188	134,049	12,078
Other asset-backed securities	202,517	9,131	65,870	560	136,647	8,571
	$2,696,054	$227,504	$543,892	$18,050	$2,152,162	$209,454
As of March 31, 2025, excluding U.S. Government or U.S. Government-sponsored enterprise obligations, there were 2,167 debt securities (53.7% of all available-for-sale fixed maturity securities held) in an unrealized loss position representing 1,186 issuers. The greatest and second greatest unrealized loss positions among those securities were approximately $4.7 million and $3.0 million, respectively. The securities were evaluated for impairment as of March 31, 2025.
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

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2025
Each quarter, ProAssurance performs a detailed analysis for the purpose of assessing whether any of the securities it holds in an unrealized loss position has suffered an impairment due to credit or non-credit factors. A detailed discussion of the factors considered in the assessment is included in Note 1 of the Notes to Consolidated Financial Statements in ProAssurance's December 31, 2024 report on Form 10-K.
Fixed maturity securities held in an unrealized loss position at March 31, 2025, excluding asset-backed securities, have paid all scheduled contractual payments and are expected to continue. Expected future cash flows of asset-backed securities, excluding those issued by GNMA, FNMA and FHLMC, held in an unrealized loss position were estimated as part of the March 31, 2025 impairment evaluation using the most recently available six-month historical performance data for the collateral (loans) underlying the security or, if historical data was not available, sector based assumptions, and equaled or exceeded the current amortized cost basis of the security.
The following tables present a roll forward of the allowance for expected credit losses on available-for-sale fixed maturities for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31, 2025
(In thousands)	Corporate Debt	Residential mortgage-backed securities	Other commercial mortgage-backed securities	Other asset-backed securities	Total
Balance, at December 31, 2024	$2,608	$197	$406	$188	$3,399
Additional credit losses related to securities for which:
No allowance for credit losses has been previously recognized	—	—	62	91	153
An allowance for credit losses was recorded in a previous period	1,727	—	—	—	1,727
Reductions related to:
Securities sold during the period	(1,210)	(5)	(406)	(2)	(1,623)
Balance, at March 31, 2025	$3,125	$192	$62	$277	$3,656

	Three Months Ended March 31, 2024
(In thousands)	Corporate Debt	Residential mortgage-backed securities	Other commercial mortgage-backed securities	Other asset-backed securities	Total
Balance, at December 31, 2023	$—	$211	$151	$193	$555
Additional credit losses related to securities for which:
No allowance for credit losses has been previously recognized	740	—	—	—	740
Reductions related to:
Securities sold during the period	—	(4)	(151)	(3)	(158)
Balance, at March 31, 2024	$740	$207	$—	$190	$1,137
Other information regarding sales and purchases of fixed maturity available-for-sale securities is as follows:

	Three Months Ended March 31
(In millions)	2025	2024
Proceeds from sales (exclusive of maturities and paydowns)	$138.2	$17.1
Purchases	$314.8	$230.5

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2025
Net Investment Income
Net investment income (loss) by investment category was as follows:

	Three Months Ended March 31
(In thousands)	2025	2024
Fixed maturities	$35,033	$31,451
Equities	878	892
Short-term investments, including Other	2,574	3,411
BOLI	618	452
Investment fees and expenses	(2,152)	(2,309)
Net investment income	$36,951	$33,897
Investment in Unconsolidated Subsidiaries
ProAssurance's investment in unconsolidated subsidiaries were as follows:

	March 31, 2025	Carrying Value
(In thousands)	Percentage Ownership	March 31, 2025	December 31, 2024
Qualified affordable housing project tax credit partnerships	See below	$192	$247
All other investments, primarily investment fund LPs/LLCs	See below	256,414	259,291
		$256,606	$259,538
Qualified affordable housing project tax credit partnership interests held by ProAssurance generate investment returns by providing tax benefits to fund investors in the form of tax credits and project operating losses. The carrying value of these investments reflects ProAssurance's total commitments (both funded and unfunded) to the partnerships, less any amortization. At March 31, 2025 and December 31, 2024, ProAssurance did not have an ownership percentage greater than 20% in any tax credit partnership interests. Since ProAssurance has the ability to exert influence over the partnerships but does not control them, all are accounted for using the equity method. See further discussion of the entities in which ProAssurance holds passive interests in Note 10.
ProAssurance holds interests in investment fund LPs/LLCs and other equity method investments and LPs/LLCs which are not considered to be investment funds. ProAssurance's ownership percentage relative to five of the LPs/LLCs is greater than 25% at March 31, 2025 and December 31, 2024, which is likely to be reduced as the funds mature and other investors participate in the funds; these investments had a carrying value of $21.0 million at March 31, 2025 and $18.0 million at December 31, 2024. ProAssurance's ownership percentage relative to the remaining investments and LPs/LLCs is less than 25%; these interests had a carrying value of $235.4 million at March 31, 2025 and $241.3 million at December 31, 2024. ProAssurance does not have the ability to exert control over any of these funds.
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

	Three Months Ended March 31
(In thousands)	2025	2024
Qualified affordable housing project tax credit partnerships
Losses (gains) recorded	$55	$103
Tax credits recognized	$5	$8

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2025
ProAssurance accounts for its tax credit partnership investments under the equity method of accounting and records its allocable portion of the operating losses of the underlying properties based on estimates provided by the partnerships. For the Company's qualified affordable housing project tax credit partnerships, it adjusts its estimates of their allocable portion of operating losses periodically as actual operating results of the underlying properties become available. The primary benefits of tax credits and tax-deductible operating losses from the historic tax credit partnerships are earned in a short period with potential for additional cash flows extending over several years. For the three months ended March 31, 2025 and 2024, the Company generated a nominal amount of tax credits from its tax credit partnership investments, which were deferred and are expected to be utilized in future periods. Not included in the table above is $1.7 million of tax credits that were earned in 2019, utilized in 2024 and expected to be recaptured during 2025 as a result of the carryback of the Company’s estimated NOL for 2025 to the 2024 tax year. As of March 31, 2025, the Company had approximately $48.6 million of available tax credit carryforwards generated from its investments in tax credit partnerships which they expect to utilize in future periods.
Net Investment Gains (Losses)
Realized investment gains and losses are recognized on the first-in, first-out basis. The following table provides detailed information regarding net investment gains (losses):

	Three Months Ended March 31
(In thousands)	2025	2024
Total impairment losses:
Corporate debt	$(415)	$(1,316)
Asset-backed securities	260	(194)
Portion of impairment losses recognized in other comprehensive income before taxes:
Corporate debt	(102)	576
Net impairment losses recognized in earnings	(257)	(934)
Gross realized gains, available-for-sale fixed maturities	774	366
Gross realized (losses), available-for-sale fixed maturities	(2,609)	(1,099)
Net realized gains (losses), trading fixed maturities	9	15
Net realized gains (losses), equity investments	(598)	(256)
Net realized gains (losses), other investments	—	1,776
Change in unrealized holding gains (losses), trading fixed maturities	(188)	214
Change in unrealized holding gains (losses), equity investments	1,216	774
Change in unrealized holding gains (losses), convertible securities, carried at fair value	(40)	(1,119)
Other	—	(5)
Net investment gains (losses)	$(1,693)	$(268)
For the three months ended March 31, 2025, ProAssurance recognized $0.3 million of credit-related impairment losses in earnings and a reversal of a nominal amount of non-credit impairment losses in OCI. The credit-related impairment losses in earnings for the three months ended March 31, 2025 primarily related to four corporate bonds in the real estate sector, partially offset by the reversal of credit-related impairment losses in earnings due to the sale of a corporate bond in the consumer sector. For the three months ended March 31, 2024, ProAssurance recognized $0.9 million of credit-related impairment losses in earnings, related to a corporate bond in the consumer sector as well as an asset-backed security. The Company recognized non-credit impairment losses in OCI of $0.6 million related to a corporate bond during the three months ended March 31, 2024.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2025
The following table presents a roll forward of cumulative credit losses recorded in earnings related to impaired debt securities for which a portion of the impairment was recorded in OCI.

	Three Months Ended March 31
(In thousands)	2025	2024
Balance beginning of period	$1,267	$57
Additional credit losses recognized during the period, related to securities for which:
No impairment has been previously recognized	—	740
Reductions due to:
Securities sold during the period	(1,210)	—
Balance March 31	$57	$797
4. Income Taxes
For interim periods, ProAssurance generally utilizes the estimated annual effective tax rate method under which the Company determines its provision (benefit) for income taxes based on the current estimate of its annual effective tax rate. For the three months ended March 31, 2025 and 2024, the Company utilized the estimated annual effective tax rate method. Under this method, items which are unusual, infrequent, or that cannot be reliably estimated are considered in the effective tax rate in the period in which the item is included in income and are referred to as discrete items.
For the three months ended March 31, 2025, the provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income (loss) before income taxes primarily due to the amount of executive compensation that is in excess of the statutory limitation. For the three months ended March 31, 2024, the provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income (loss) before income taxes primarily due to the estimated tax rate differential between the Company's actual effective tax rate and its projected annual effective tax rate as calculated under the estimated annual effective tax rate method.
ProAssurance had a nominal receivable for U.S. federal and U.K. income taxes carried as a part of other assets as of March 31, 2025 and a liability for U.S. federal and U.K. income taxes carried as a part of other liabilities of $1.0 million as of December 31, 2024. The liability for unrecognized tax benefits, which is included in the total receivable for U.S. federal and U.K. income taxes at March 31, 2025 and the total liability for U.S. federal and U.K. income taxes at December 31, 2024, was $0.3 million in each period, which included a nominal accrued liability for interest in each period.
5. Reserve for Losses and Loss Adjustment Expenses
The reserve for losses is established based on estimates of individual claims and actuarially determined estimates of future losses based on ProAssurance’s past loss experience, available industry data and projections as to future claims frequency, severity, inflationary trends and settlement patterns. Estimating the reserve, particularly the reserve appropriate for liability exposures, is a complex process. For a high proportion of the risks insured or reinsured by ProAssurance, claims may be resolved over an extended period of time, often five years or more, and may be subject to litigation. Estimating losses requires ProAssurance to make and revise judgments and assessments regarding multiple uncertainties over an extended period of time. As a result, the reserve estimate may vary considerably from the eventual outcome. The assumptions used in establishing ProAssurance’s reserve are regularly reviewed and updated by management as new data becomes available. Changes to estimates of previously established reserves are included in earnings in the period in which the estimate is changed. For additional information regarding ProAssurance's reserve for losses, see Note 1 and Note 7 of the Notes to Consolidated Financial Statements included in ProAssurance's December 31, 2024 report on Form 10-K.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2025
Activity in the reserve for losses and loss adjustment expenses is summarized as follows:

(In thousands)	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024	Year Ended December 31, 2024
Balance, beginning of year	$3,257,696	$3,401,281	$3,401,281
Less reinsurance recoverables on unpaid losses and loss adjustment expenses	409,069	445,573	445,573
Net balance, beginning of year	2,848,627	2,955,708	2,955,708
Net losses:
Current year	190,852	195,110	779,650
(Favorable) unfavorable development of reserves established in prior years, net(1)	(892)	(416)	(40,215)
Total	189,960	194,694	739,435
Paid related to:
Current year	(5,253)	(12,867)	(113,268)
Prior years	(221,980)	(202,180)	(733,248)
Total paid	(227,233)	(215,047)	(846,516)
Net balance, end of period	2,811,354	2,935,355	2,848,627
Plus reinsurance recoverables on unpaid losses and loss adjustment expenses	369,413	447,157	409,069
Balance, end of period	$3,180,767	$3,382,512	$3,257,696
(1) Net prior year reserve development recognized for the three months ended March 31, 2025 and 2024 as well as the year ended December 31, 2024 included $1.0 million, $1.7 million and $5.3 million, respectively, of amortization of the purchase accounting fair value adjustment on NORCAL's assumed net reserve and amortization of the negative VOBA associated with NORCAL's DDR reserve which is recorded as a reduction to prior accident year net losses and loss adjustment expenses.
Estimating liability reserves is complex and requires the use of many assumptions. As time passes and ultimate losses for prior years are either known or become subject to a more precise estimation, ProAssurance increases or decreases the reserve estimates established in prior periods.
The consolidated net favorable prior year reserve development recognized for the three months ended March 31, 2025 primarily reflected:
•Net favorable development of $1.0 million in the Workers' Compensation Insurance segment reflecting a large claim reserve reduction from the 2021 accident year, which had previously exceeded the per person maximum limit under the reinsurance contract.
•Consolidated net favorable loss development recognized during the three months ended March 31, 2025 also included net favorable development of $0.4 million in the Segregated Portfolio Cell Reinsurance segment related to workers' compensation business of $0.5 million, reflecting favorable trends in claim closing patterns primarily in accident years 2022 through 2024. Partially offsetting the favorable development is a nominal amount of net unfavorable development related to medical professional liability business related to one program in which the Company does not participate in the underwriting results.
•Consolidated net favorable loss development recognized during the three months ended March 31, 2025 was partially offset by net unfavorable prior year reserve development recognized in the Specialty P&C segment of $0.5 million driven by $1.5 million of net unfavorable development attributable to the Company's Lloyd’s Syndicates operations, primarily catastrophe related losses, partially offset by net favorable development of $1.0 million related to purchase accounting amortization (see previous discussion in footnote 1 in the table above).
For additional information regarding ProAssurance's prior year reserve development recognized for the three months ended March 31, 2024 and the year ended December 31, 2024, see Note 5 of the Notes to Condensed Consolidated Financial Statements included in ProAssurance's March 31, 2024 report on Form 10-Q and Note 7 of the Notes to Consolidated Financial Statements included in ProAssurance's December 31, 2024 report on Form 10-K, respectively.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2025
6. Commitments and Contingencies
ProAssurance is involved in various legal actions related to insurance policies and claims handling including, but not limited to, claims asserted by policyholders. These types of legal actions arise in the Company's ordinary course of business and, in accordance with GAAP for insurance entities, are considered as a part of the Company's loss reserving process, which is described in detail under the heading "Losses and Loss Adjustment Expenses" in the Accounting Policies section in Note 1 of the Notes to Consolidated Financial Statements in ProAssurance's December 31, 2024 report on Form 10-K. ProAssurance also has other direct actions against the Company unrelated to its claims activity which are evaluated and accounted for as a part of other liabilities. For these corporate legal actions, the Company evaluates each case separately and establishes what it believes is an appropriate reserve based on GAAP guidance related to contingent liabilities. As of March 31, 2025, there were no material reserves established for corporate legal actions.
As of March 31, 2025, ProAssurance has funding commitments primarily related to non-public investment entities totaling approximately $222.4 million.
7. Debt
ProAssurance’s outstanding debt consisted of the following:

($ in thousands)	March 31, 2025	December 31, 2024
Contribution Certificates due 2031, interest at 3.0% (effective interest rate at 3.88%) paid annually in April	$181,488	$181,163
Revolving Credit Agreement, outstanding borrowings are not permitted to exceed $300 million aggregately, including a $50 million accordion feature; Revolving Credit Agreement expires in 2028. The effective interest rate was 6.27% as of March 31, 2025	125,000	125,000
Term Loan, principal repayments in quarterly installments began June 30, 2024; Term Loan expires in 2028. The effective interest rate was 6.40% as of March 31, 2025	118,750	120,313
Total principal	425,238	426,476
Less unamortized debt issuance costs	1,489	1,603
Debt less unamortized debt issuance costs	$423,749	$424,873
Covenant Compliance
There are no financial covenants associated with the Contribution Certificates due 2031.
The Revolving Credit Agreement contains customary representations, covenants and events constituting default, and remedies for default, as previously discussed. As of March 31, 2025, ProAssurance is in compliance with all covenants of the Revolving Credit Agreement.
Additional Information
For additional information regarding ProAssurance's debt, see Note 10 of the Notes to Consolidated Financial Statements included in ProAssurance's December 31, 2024 report on Form 10-K.
8. Derivatives
ProAssurance is exposed to certain risks relating to its ongoing business and investment activities. ProAssurance utilizes derivative instruments as part of its risk management strategy to reduce the market risk related to fluctuations in future interest rates associated with a portion of its variable-rate debt. ProAssurance also uses derivative instruments to mitigate foreign exchange exposure related to fluctuations in exchange rates associated with foreign currency denominated loss reserves. See Note 1 of the Notes to Consolidated Financial Statements included in ProAssurance's December 31, 2024 report on Form 10-K for the Company's accounting policy regarding derivative instruments.
To manage the Company's exposure to variability in cash flows of forecasted interest payments attributable to variability in the selected base rates on borrowings under both the Revolving Credit Agreement and Term Loan, ProAssurance entered into two forward-starting interest rate swap agreements ("Interest Rate Swaps"), each with an effective date of December 29, 2023 and a maturity date of March 31, 2028. As ProAssurance's Interest Rate Swaps are designated and qualify as highly effective cash flow hedges, changes in the fair value of the Interest Rate Swaps are recorded in AOCI, net of tax, and are reclassified into earnings when the hedged cash flows impact earnings. The Interest Rate Swap hedging the variability in cash flows associated

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2025
with interest payments on the Revolving Credit Agreement will have a constant $125 million notional amount throughout the term of the swap, while the Interest Rate Swap hedging the variability in cash flows associated with interest payments on the Term Loan will have an amortizing $125 million notional amount, which is designed to match the outstanding principal on the Term Loan throughout the term of the swap. Borrowings under the Revolving Credit Agreement and Term Loan will accrue interest at a selected base rate, adjusted by a margin. The Interest Rate Swaps effectively fix the base rate on borrowings under the Revolving Credit Agreement and Term Loan to 3.187% and 3.207%, respectively. The margin component of the interest rate, which can vary from 0% to 2.375%, will remain variable and is based on ProAssurance’s debt to capitalization ratio. As of March 31, 2025, the margin component of the interest rate on the outstanding borrowings under the Revolving Credit Agreement and Term Loan was 1.98% and 2.10%, respectively, based on ProAssurance's debt to capitalization ratio as of December 31, 2024 resulting in a total interest rate of 5.17% and 5.31%, respectively, including the effect of the Interest Rate Swaps on the base rate. Additional information regarding the Company's Revolving Credit Agreement and Term Loan is provided in Note 10 of the Notes to Consolidated Financial Statements included in ProAssurance's December 31, 2024 report on Form 10-K.
ProAssurance received cash collateral from the counterparty to secure the net present value of future cash flows associated with the Interest Rate Swaps which is reflected as a component of other liabilities on the Condensed Consolidated Balance Sheet. Those cash collateral balances were $3.7 million and $6.7 million at March 31, 2025 and December 31, 2024, respectively.
ProAssurance utilizes foreign currency forward contracts with the objective of offsetting fluctuations in exchange rates related to foreign currency denominated loss reserves associated with the Company's strategic partnership with an international medical professional liability insurer. ProAssurance enters into short-term forward contracts with a maturity at inception of less than three months to mitigate these foreign exchange exposures. ProAssurance has designated these foreign currency forwards as an economic hedge (non-hedging instrument) of foreign currency exchange rate risk and any change in fair value of these derivatives is recognized in earnings during the period of change.
The following table provides a summary of the volume and fair value position of the Company's derivative instruments as well as the reporting location in the Condensed Consolidated Balance Sheet as of March 31, 2025 and December 31, 2024.

($ in thousands)		March 31, 2025			December 31, 2024
Derivative Instruments	Location in the Condensed Consolidated Balance Sheets	Number of Instruments	Aggregate Notional Amount(1)	Estimated Fair Value(2)	Number of Instruments	Aggregate Notional Amount(1)	Estimated Fair Value(2)
Cash Flow Hedge- Interest Rate Swaps	Other Assets	2	$243,750	$3,035	2	$245,313	$5,801
Foreign Currency Forwards	Other Assets (Liabilities)	3	$100,953	$(1,446)	1	$5,470	$293
(1) Volume is represented by the derivative instruments' notional amount.
(2) Additional information regarding the fair value of the Company's Interest Rate Swaps and foreign currency forwards is provided in Note 2.
For the three months ended March 31, 2025 and 2024, ProAssurance reclassified a gain on the Interest Rate Swaps from AOCI, net of tax, into earnings as shown in the table below:

		Qualifying Cash Flow Hedges - Gains (Losses) Reclassified from AOCI, net of tax, to Earnings
(In thousands)		Three Months Ended March 31
Derivatives Designated as Hedging Instruments	Location in the Condensed Consolidated Statements of Income and Comprehensive Income	2025	2024
Cash Flow Hedge- Interest Rate Swaps	Interest Expense	$548	$1,073

At March 31, 2025, management estimates that it will reclassify approximately $1.8 million of pre-tax net gains on the Interest Rate Swaps from AOCI to earnings over the next twelve months, which will be recorded to interest expense. See additional information on gains or losses related to the Interest Rate Swaps reported as a component of AOCI in Note 9.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2025
The following table presents the pre-tax impact of the change in the fair value of the foreign currency forwards and the reporting location in the Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2025.

(In thousands)		Three Months Ended March 31
Derivatives not Designated as Hedging Instruments	Location in the Consolidated Statements of Income and Comprehensive Income	2025	2024
Foreign Currency Forwards	Other Income (Expense)	$(1,426)	$—
As a result of the utilization of derivative instruments, ProAssurance is exposed to risk that the counterparties will fail to meet their contractual obligations. To mitigate this counterparty credit risk, ProAssurance only enters into derivative contracts with carefully selected major financial institutions based upon their credit ratings and monitors their creditworthiness. As of March 31, 2025, the counterparty involved with the Interest Rate Swaps had an investment grade rating of A and the counterparty involved with the foreign currency forwards had an investment grade rating of BBB. Each counterparty has performed in accordance with their contractual obligations.
9. Shareholders’ Equity
At March 31, 2025 and December 31, 2024, ProAssurance had 100 million shares of authorized common stock and 50 million shares of authorized preferred stock. The Board has the authority to determine provisions for the issuance of preferred shares, including the number of shares to be issued, the designations, powers, preferences and rights, and the qualifications, limitations or restrictions of such shares.
At March 31, 2025, Board authorizations for the repurchase of common shares or the retirement of outstanding debt of $55.9 million remained available for use. ProAssurance did not repurchase any common shares during the three months ended March 31, 2025 or 2024.
Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)
The following tables provide a detailed breakout of the components of AOCI and the amounts reclassified from AOCI to net income (loss). The tax effects of all amounts in the tables below, except for an immaterial amount of unrealized gains and losses on available-for-sale securities held at the Company's U.K. subsidiary, were computed using the enacted U.S. federal corporate tax rate of 21%. OCI included a deferred tax expense of $9.9 million and a nominal tax benefit for the three months ended March 31, 2025 and 2024, respectively.
The changes in the balance of each component of AOCI for the three months ended March 31, 2025 and 2024 were as follows:

(In thousands)	Unrealized Investment Gains (Losses)	Cash Flow Hedging Gains (Losses) (1)	Non-credit Impairments	Unrecognized Change in Defined Benefit Plan Liabilities	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2024	$(176,053)	$4,576	$(92)	$(822)	$(172,391)
OCI, before reclassifications, net of tax	37,212	(1,637)	—	—	35,575
Amounts reclassified from AOCI, net of tax	2,425	(548)	81	—	1,958
Net OCI, current period	39,637	(2,185)	81	—	37,533
Balance, March 31, 2025	$(136,416)	$2,391	$(11)	$(822)	$(134,858)

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2025

(In thousands)	Unrealized Investment Gains (Losses)	Cash Flow Hedging Gains (Losses) (1)	Non-credit Impairments	Unrecognized Change in Defined Benefit Plan Liabilities	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2023	$(206,327)	$3,026	$(11)	$(1,177)	$(204,489)
OCI, before reclassifications, net of tax	(6,339)	4,074	(455)	—	(2,720)
Amounts reclassified from AOCI, net of tax	1,321	(1,073)	—	—	248
Net OCI, current period	(5,018)	3,001	(455)	—	(2,472)
Balance, March 31, 2024	$(211,345)	$6,027	$(466)	$(1,177)	$(206,961)
(1) ProAssurance's Interest Rate Swaps are designated and qualify as highly effective cash flow hedges. See Note 8 for additional information on the Interest Rate Swaps.
10. Variable Interest Entities
ProAssurance holds passive interests in a number of entities that are considered to be VIEs under GAAP guidance. ProAssurance's VIE interests principally consist of interests in LPs/LLCs formed for the purpose of achieving diversified equity and debt returns. ProAssurance's VIE interests, carried as a part of investment in unconsolidated subsidiaries, totaled $231.8 million at March 31, 2025 and $234.4 million at December 31, 2024. ProAssurance does not have power over the activities that most significantly impact the economic performance of these VIEs and thus is not the primary beneficiary. Investments in entities where ProAssurance holds a greater than minor interest but does not hold a controlling interest are accounted for using the equity method. Therefore, ProAssurance has not consolidated these VIEs. ProAssurance’s involvement with each of these VIEs is limited to its direct ownership interest in the VIE. Except for the funding commitments disclosed in Note 6, ProAssurance has no arrangements with any of these VIEs to provide other financial support to or on behalf of the VIE. At March 31, 2025, ProAssurance’s maximum loss exposure relative to these investments was limited to the carrying value of ProAssurance’s investment in the VIE.
ProAssurance is the primary beneficiary of PPM RRG. While there is no direct ownership of PPM RRG by ProAssurance, it manages the business operations of PPM RRG through its management services agreement and has effective control of the PPM RRG's Board of Directors through an irrevocable voting proxy. The management services agreement allows ProAssurance to provide management and oversight services to PPM RRG, which includes the ability to make business decisions impacting the operations of PPM RRG. PPM RRG has a $5 million surplus note to NORCAL which is its only source of capital. At March 31, 2025 and December 31, 2024, approximately $139 million of ProAssurance's assets and approximately $139 million of its liabilities included on the Condensed Consolidated Balance Sheet were related to PPM RRG for each period.
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

(In thousands, except per share data)	Three Months Ended March 31
	2025	2024
Weighted average number of common shares outstanding, basic	51,188	51,013
Dilutive effect of securities:
Restricted Share Units	188	112
Performance Share Units	69	24
Weighted average number of common shares outstanding, diluted	51,445	51,149
Effect of dilutive shares on earnings (loss) per share	$—	$—
There were no antidilutive common share equivalents for the three months ended March 31, 2025. The diluted weighted average number of common shares outstanding for the three months ended March 31, 2024 excluded approximately 251,000 of common share equivalents issuable under the Company's stock compensation plans, as their effect would have been antidilutive.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2025
Dilutive common share equivalents are reflected in the earnings (loss) per share calculation while antidilutive common share equivalents are not reflected in the earnings (loss) per share calculation. For the three months ended March 31, 2025, all incremental common share equivalents were not included in the computation of diluted loss per share because to do so would have been antidilutive.
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
Segment Reorganization
During the first quarter of 2025, ProAssurance altered its internal management reporting structure and the financial results evaluated by its CODM; therefore, ProAssurance changed the composition of its operating and reportable segments to align with how the CODM currently oversees the business, allocates resources and evaluates operating performance. As a result, ProAssurance now reports the results of coverage processed through IAO, Inc. d/b/a ProAssurance Agency in the Specialty P&C segment which were previously reported in the Corporate segment. All prior period segment information has been recast to conform to the current period presentation. The change in presentation had no impact on previously reported consolidated financial results.
The Company operates in four segments: Specialty P&C, Workers' Compensation Insurance, Segregated Portfolio Cell Reinsurance and Corporate. Additional information regarding ProAssurance's segments is included in Note 16 of the Notes to Consolidated Financial Statements in ProAssurance’s December 31, 2024 report on Form 10-K. A description of each of ProAssurance's four operating and reportable segments follows.
•Specialty P&C includes medical professional liability insurance and medical technology liability insurance. The Specialty P&C segment also includes non-premium revenues generated outside of the Company's insurance entities and the underwriting results from ProAssurance's previous participation in Lloyd's of London Syndicate 1729 and Syndicate 6131, which is currently in runoff.
•Workers' Compensation Insurance includes workers' compensation insurance products which are provided primarily to employers with 1,000 or fewer employees.
•Segregated Portfolio Cell Reinsurance includes the results (underwriting profit or loss, plus investment results, net of U.S. federal income taxes) of SPCs at Inova Re and Eastern Re, the Company's Cayman Islands SPC operations.
•Corporate includes ProAssurance's investment operations excluding those reported in the Company's Segregated Portfolio Cell Reinsurance segment. In addition, this segment includes corporate expenses, interest expense, U.S. and U.K. income taxes and foreign currency exchange rate gains and losses.
The accounting policies of the segments are described in Note 1 of the Notes to Consolidated Financial Statements in ProAssurance’s December 31, 2024 report on Form 10-K. The CODM evaluates the performance of the Specialty P&C and Workers' Compensation Insurance segments based on before tax underwriting profit or loss. The CODM also evaluates the Specialty P&C and Workers' Compensation Insurance segment's net loss and underwriting expense ratios in assessing each segment's financial performance. The net loss ratio is calculated as the segment's net losses and loss adjustment expenses incurred divided by net premiums earned. The underwriting expense ratio is calculated as the segment's underwriting, policy acquisition and operating expenses incurred divided by net premiums earned. The CODM evaluates the performance of the Segregated Portfolio Cell Reinsurance segment based on operating profit or loss, which includes investment results of investment assets solely allocated to SPC operations, net of U.S. federal income taxes. Performance of the Corporate segment is evaluated by the CODM based on its contribution to consolidated after-tax results. The CODM also evaluates the contribution of the Corporate segment to the consolidated underwriting expense ratio (Corporate operating expenses divided by consolidated net premiums earned) in assessing the segment's financial performance. ProAssurance accounts for inter-segment transactions as if the transactions were to third parties at current market prices. Assets are not allocated to segments because investments, other than the investments discussed above that are solely allocated to the Segregated Portfolio Cell Reinsurance segment, and other assets are not managed at the segment level.
The tabular information that follows shows the financial results of the Company's reportable segments reconciled to results reflected in the Condensed Consolidated Statements of Income and Comprehensive Income. The CODM does not consider goodwill or intangible asset impairments, changes in the fair value of contingent consideration or transaction-related costs for proposed or completed business combinations, including any related tax impacts, in assessing the financial

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2025
performance of its operating and reportable segments, and thus are included in the reconciliation of segment results to consolidated results.
Financial results by segment were as follows:

	Three Months Ended March 31, 2025
(In thousands)	Specialty P&C	Workers' Compensation Insurance	Segregated Portfolio Cell Reinsurance	Corporate	Inter-segment Eliminations	Consolidated
Net premiums earned	$183,254	$41,524	$11,497	$—	$—	$236,275
Net investment income	—	—	816	36,135	—	36,951
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	4,015	—	4,015
Net investment gains (losses)	—	—	(335)	(1,358)	—	(1,693)
Other income (expense)(1)	3,766	390	(1)	(7,283)	(341)	(3,469)
Net losses and loss adjustment expenses(2)	(152,247)	(30,153)	(7,560)	—	—	(189,960)
Operating expenses(1)(2)(3)	(24,102)	(11,081)	(531)	(8,102)	63	(43,753)
Deferred policy acquisition costs amortization(2)	(24,533)	(4,522)	(3,604)	—	278	(32,381)
SPC U.S. federal income tax benefit (expense)(4)	—	—	(348)	—	—	(348)
SPC dividend (expense) income	—	—	248	—	—	248
Interest expense	—	—	—	(5,160)	—	(5,160)
Income tax benefit (expense)	—	—	—	(229)	—	(229)
Segment results	$(13,862)	$(3,842)	$182	$18,018	$—	496
Reconciliation of segments to consolidated results:
Transaction-related costs, net(5)						(6,318)
Net income (loss)						$(5,822)
Significant non-cash items:
Depreciation and amortization, net of accretion	$2,168	$1,271	$(450)	$833	$—	$3,822

	Three Months Ended March 31, 2024
(In thousands)	Specialty P&C	Workers' Compensation Insurance	Segregated Portfolio Cell Reinsurance	Corporate	Inter-segment Eliminations	Consolidated
Net premiums earned	$188,888	$41,094	$14,168	$—	$—	$244,150
Net investment income	—	—	693	33,204	—	33,897
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	2,963	—	2,963
Net investment gains (losses)	—	—	1,471	(1,739)	—	(268)
Other income (expense)(1)	2,160	477	(1)	1,999	(680)	3,955
Net losses and loss adjustment expenses(2)	(152,994)	(31,636)	(10,064)	—	—	(194,694)
Operating expenses(1)(2)(3)	(25,489)	(10,596)	(409)	(8,150)	333	(44,311)
Deferred policy acquisition costs amortization(2)	(25,843)	(3,894)	(4,304)	—	347	(33,694)
SPC U.S. federal income tax benefit (expense)(4)	—	—	(416)	—	—	(416)
SPC dividend (expense) income	—	—	(607)	—	—	(607)
Interest expense	—	—	—	(5,657)	—	(5,657)
Income tax benefit (expense)	—	—	—	(692)	—	(692)
Segment results	$(13,278)	$(4,555)	$531	$21,928	$—	4,626
Net income (loss)						$4,626
Significant non-cash items:
Depreciation and amortization, net of accretion	$2,429	$1,164	$(370)	$2,109	$—	$5,332
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
March 31, 2025

(4) Represents the provision for U.S. federal income taxes for SPCs at Inova Re, which have elected to be taxed as a U.S. corporation under Section 953(d) of the Internal Revenue Code. U.S. federal income taxes are included in the total SPC net results and are paid by the individual SPCs.

(5) Represents the transaction-related costs, after-tax, associated with the proposed merger transaction between ProAssurance and The Doctors Company. For the three months ended March 31, 2025 pre-tax transaction-related costs of approximately $7.1 million were included as a component of consolidated operating expense and the associated income tax benefit of approximately $0.7 million was included as a component of consolidated income tax benefit (expense) on the Condensed Consolidated Statements of Income and Comprehensive Income.

The following table provides detailed information regarding ProAssurance's gross premiums earned by product as well as a reconciliation to net premiums earned. All gross premiums earned are from external customers except as noted. ProAssurance's insured risks are primarily within the U.S.

	Three Months Ended March 31
(In thousands)	2025	2024
Specialty P&C Segment
Gross premiums earned:
MPL	$184,671	$184,744
Medical Technology Liability	10,763	10,938
Lloyd's Syndicates	1,084	4,934
Other	4,408	6,011
Ceded premiums earned	(17,672)	(17,739)
Segment net premiums earned	183,254	188,888
Workers' Compensation Insurance Segment
Gross premiums earned:
Traditional business	43,627	44,376
Alternative market business	14,349	17,163
Ceded premiums earned	(16,452)	(20,445)
Segment net premiums earned	41,524	41,094
Segregated Portfolio Cell Reinsurance Segment
Gross premiums earned:
Workers' compensation(1)	12,694	15,867
MPL(2)	649	543
Ceded premiums earned	(1,846)	(2,242)
Segment net premiums earned	11,497	14,168
Consolidated net premiums earned	$236,275	$244,150
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
During the first quarter of 2025, we altered our internal management reporting structure and the financial results evaluated by our CODM; therefore, we changed the composition of our operating and reportable segments to align with how the CODM currently oversees the business, allocates resources and evaluates operating performance. As a result, we now report the results of coverage processed through IAO, Inc. d/b/a ProAssurance Agency in the Specialty P&C segment which were previously reported in the Corporate segment. We operate in four segments: Specialty P&C, Workers' Compensation Insurance, Segregated Portfolio Cell Reinsurance and Corporate. All prior period segment information has been recast to conform to the current period presentation. The change in presentation had no impact on previously reported consolidated financial results.
Additional information on ProAssurance's four operating and reportable segments is included in Note 12 of the Notes to Condensed Consolidated Financial Statements, Note 16 of the Notes to Consolidated Financial Statements in our December 31, 2024 report on Form 10-K and in the Segment Results sections herein that follow.
Critical Accounting Estimates
Our Condensed Consolidated Financial Statements are prepared in conformity with GAAP. Preparation of these financial statements requires us to make estimates and assumptions that affect the amounts we report on those statements. We evaluate these estimates and assumptions on an ongoing basis based on current and historical developments, market conditions, industry trends and other information that we believe to be reasonable under the circumstances. We can make no assurance that actual results will conform to our estimates and assumptions; reported results of operations may be materially affected by changes in these estimates and assumptions. A detailed discussion of our critical accounting estimates is included in our Critical Accounting Estimates section in Item 7 of our December 31, 2024 report on Form 10-K.
Management considers the following accounting estimates to be critical because they involve significant judgment by management and those judgments could result in a material effect on our financial statements:
•Reserve for losses and loss adjustment expenses
•Reinsurance
•Valuation of investments and impairment of securities
•Income taxes
Estimation of Taxes
For interim periods, we generally utilize the estimated annual effective tax rate method under which we determine our provision (benefit) for income taxes based on the current estimate of our annual effective tax rate. For the three months ended March 31, 2025 and March 31, 2024, we utilized the estimated annual effective tax rate method. Under this method, items which are unusual, infrequent or that cannot be reliably estimated are considered in the effective tax rate in the period in which the item is included in income and are referred to as discrete items. See further discussion on this method in Note 4 of the Notes to Condensed Consolidated Financial Statements.
Liquidity and Capital Resources and Financial Condition
Overview
ProAssurance Corporation is a holding company and is a legal entity separate and distinct from its subsidiaries. As a holding company, our principal source of external revenue is our investment revenues. In addition, dividends from our operating subsidiaries represent another source of funds for our obligations, including debt service and shareholder dividends, if declared. We also charge our core domestic operating subsidiaries within our Specialty P&C and Workers' Compensation Insurance segments a management fee based on the extent to which services are provided to the subsidiary and the amount of gross premium written by the subsidiary. At March 31, 2025, we held cash and liquid investments of approximately $86 million outside our insurance subsidiaries that were available for use without regulatory approval or other restriction. As of May 1, 2025, we also have an additional $125 million in permitted borrowings available under our Revolving Credit Agreement as well as the possibility of a $50 million accordion feature, if successfully subscribed, as discussed in this section under the heading "Debt."
Our operating subsidiaries have not paid us any dividends during 2025. In the aggregate, our insurance subsidiaries are permitted to pay dividends of approximately $145 million over the remainder of 2025 without prior approval of state insurance regulators. However, the payment of any dividend requires prior notice to the insurance regulator in the state of domicile, and the regulator may reduce or prevent the dividend if, in its judgment, payment of the dividend would have an adverse effect on the surplus of the insurance subsidiary. We make the decision to pay dividends from an insurance subsidiary based on the capital needs of that subsidiary and may pay less than the permitted dividend or may also request permission to pay an additional amount (an extraordinary dividend).
Cash Flows
Cash flows between periods compare as follows:

	Three Months Ended March 31
(In thousands)	2025	2024	Change
Net cash provided (used) by:
Operating activities	$(11,609)	$(11,649)	$40
Investing activities	4,110	12,120	(8,010)
Financing activities	(3,841)	(969)	(2,872)
Increase (decrease) in cash and cash equivalents	$(11,340)	$(498)	$(10,842)
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
Operating cash flows remained relatively unchanged for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. The change in operating cash flows was primarily due to:
•An increase in net premium receipts of $12.2 million primarily driven by tail coverage premium and reinsurance assumed associated with two new reinsurance arrangements in our Specialty P&C segment, partially offset by the proactive actions we have taken in certain lines of business to improve profitability.
•A decrease in paid losses of $9.1 million driven by our Specialty P&C segment which reflected a lower number of claims resolved with large indemnity payments as compared to the prior year period and an increase in cash received from reinsurance recoveries related to four large claims. Claim costs in our MPL line of business continue to be pressured by social inflation and higher than anticipated loss severity trends.
•An increase in cash received from investment income of $4.3 million driven by an increase in distributed earnings and redemptions from our portfolio of investments in LPs/LLCs and higher average book yields as we take advantage of the current interest rate environment as our portfolio matures.
•A $2.2 million gain on the sale of our Franklin, TN property to an unrelated third party during the first quarter of 2025.
•The increase in operating cash flows was partially offset by an increase in cash paid for operating expenses of $27.9 million driven by higher incentive based compensation and transaction-related costs associated with the proposed merger transaction with The Doctors Company (see Note 1 of the Notes to the Condensed Consolidated Financial Statements).
The remaining variance in operating cash flows for the three months ended March 31, 2025 as compared to the same period of 2024 was composed of individually insignificant components.
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
Our financing cash flows are primarily comprised of repayment of debt as well as capital contributions received from or return of capital to external SPC participants. See further discussion of debt in this section under the heading "Financing Activities and Related Cash Flows."
Operating Activities and Related Cash Flows
Reinsurance
Within our Specialty P&C segment, we use insurance and reinsurance (collectively, “reinsurance”) to provide capacity to write larger limits of liability, to provide reimbursement for losses incurred under the higher limit coverages we offer and to provide protection against losses in excess of policy limits. Within our Workers' Compensation Insurance segment, we use reinsurance to reduce our net liability on individual risks, to mitigate the effect of significant loss occurrences (including catastrophic events), to stabilize underwriting results and to increase underwriting capacity by decreasing leverage. In both our Specialty P&C and Workers' Compensation Insurance segments, we use reinsurance in risk sharing arrangements to align our objectives with those of our strategic business partners and to provide custom insurance solutions for large customer groups. The discussion in our Liquidity section under the same heading in Item 7 of our December 31, 2024 report on Form 10-K includes additional information regarding our reinsurance agreements.
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
Taxes
We are subject to the tax laws and regulations of the U.S., Cayman Islands and U.K. We file a consolidated U.S. federal income tax return that includes the parent company and its U.S. subsidiaries, except for ProAssurance American Mutual, A Risk Retention Group. Our filing obligations include a requirement to make quarterly payments of estimated taxes to the IRS using the corporate tax rate effective for the tax year. We did not make any quarterly estimated tax payments during the three months ended March 31, 2025 or 2024; however, estimated taxable income after consideration of NOL carryforwards and previously deferred tax credits from our tax credit partnership investments as of December 31, 2024, indicates that an extension payment of $2.8 million will be necessary during the second quarter of 2025.
The CARES Act that was signed into law on March 27, 2020 included the initial version of the ERC which was extended and expanded in December 2020 and March 2021. See further discussion of the ERC in Note 1 of the Notes to Consolidated Financial Statements in our December 31, 2024 report on Form 10-K. As an eligible employer under the provisions of the CARES Act, NORCAL filed a claim for a payroll tax refund during the second quarter of 2023, based on eligible wages paid during 2020, that resulted in a tax refund of $4.4 million, including $0.6 million of related interest accrued, which was received in April 2025.

As a result of the NORCAL acquisition, we have U.S. federal NOL carryforwards, which were approximately $18.9 million as of March 31, 2025. These NOL carryforwards are subject to limitation by Internal Revenue Code Section 382 and will begin to expire in 2041.
Investing Activities and Related Cash Flows
Our investments at March 31, 2025 and December 31, 2024 are comprised as follows:

	March 31, 2025		December 31, 2024
($ in thousands)	Carrying Value	% of Total Investment	Carrying Value	% of Total Investment
Fixed maturities, available-for-sale
U.S. Treasury obligations	$250,362	5%	$243,903	5%
U.S. Government-sponsored enterprise obligations	13,090	1%	14,894	1%
State and municipal bonds	474,238	11%	446,601	10%
Corporate debt	1,759,254	40%	1,727,775	40%
Residential mortgage-backed securities	505,990	11%	478,799	11%
Commercial mortgage-backed securities	212,832	5%	208,513	5%
Other asset-backed securities	447,717	10%	461,722	10%
Total fixed maturities, available-for-sale	3,663,483	83%	3,582,207	82%
Fixed maturities, trading	16,182	1%	53,157	1%
Total fixed maturities	3,679,665	84%	3,635,364	83%

Equity investments(1)	120,072	2%	130,158	3%
Short-term investments	244,041	5%	254,922	5%
BOLI	80,797	2%	80,179	2%
Investment in unconsolidated subsidiaries	256,606	6%	259,538	6%
Other investments	7,801	1%	7,266	1%
Total investments	$4,388,982	100%	$4,367,427	100%
(1) Includes $92.3 million and $101.2 million of investment grade bond funds as of March 31, 2025 and December 31, 2024, respectively, which are not subject to significant equity price risk.

At March 31, 2025, 99% of our investments in available-for-sale fixed maturity securities were rated and the average rating was A+. The distribution of our investments in available-for-sale fixed maturity securities by rating were as follows:

	March 31, 2025		December 31, 2024
($ in thousands)	Carrying Value	% of Total Investment	Carrying Value	% of Total Investment
Rating*
AAA	$567,555	15%	$571,139	16%
AA+	732,666	20%	710,841	20%
AA	193,587	5%	208,986	6%
AA-	176,150	5%	174,349	5%
A+	247,576	7%	248,353	7%
A	408,064	11%	413,259	11%
A-	409,176	11%	381,746	11%
BBB+	209,366	6%	197,142	5%
BBB	323,770	9%	297,266	8%
BBB-	150,984	4%	138,693	4%
Below investment grade	243,142	6%	239,577	6%
Not rated	1,447	1%	856	1%
Total	$3,663,483	100%	$3,582,207	100%
*Average of three NRSRO sources, presented as an S&P equivalent. Source: S&P, Copyright ©2025, S&P Global Market Intelligence
A detailed listing of our investment holdings as of March 31, 2025 is located under the Financials heading on the Investor Relations page of our website which can be reached directly at https://investor.proassurance.com/financial-information/quarterly-investment-supplements/default.aspx or through links from the Investor Relations section of our website, https://investor.proassurance.com/corporate-profile/default.aspx.
We manage our investments to ensure that we will have sufficient liquidity to meet our obligations, taking into consideration the timing of cash flows from our investments, including interest payments, dividends and principal payments, as well as the expected cash flows to be generated or used by our operations. In addition to the interest and dividends we will receive from our investments, we anticipate that between $110 million and $140 million of our portfolio will mature (or be paid down) each quarter over the next twelve months and become available, if needed, to meet our cash flow requirements. Our reinvestment rate of cash flows compared to recent years is more intermittent due to anticipated higher severity and paid loss trends in our MPL line of business and our Workers' Compensation Insurance segment. From time to time our cash balances will fluctuate depending on the actual timing of paid losses. The primary outflow of cash at our insurance subsidiaries is related to paid losses and operating costs, including income taxes. The payment of individual claims cannot be predicted with certainty; therefore, we rely upon the history of paid claims in estimating the timing of future claims payments with consideration given to current and anticipated industry trends and macroeconomic conditions. To the extent that we may have an unanticipated shortfall in cash, we may either liquidate securities or borrow funds under existing borrowing arrangements through our Revolving Credit Agreement and the FHLB system. As of May 1, 2025, $175 million could be made available for use through our Revolving Credit Agreement, as discussed in this section under the heading "Debt." Given the duration of our investments, we do not foresee a shortfall that would require us to meet operating cash needs through additional borrowings. Additional information regarding our Revolving Credit Agreement is detailed in Note 7 of the Notes to Condensed Consolidated Financial Statements.
At March 31, 2025, our FAL was comprised of cash and cash equivalents and investment securities deposited with Lloyd's which had a fair value of $14.3 million. During the first quarter of 2025, we increased our FAL in order to support accumulated losses from prior years, stemming primarily from aviation and catastrophe related losses. Additional information regarding our FAL is detailed in Note 3 of the Notes to Condensed Consolidated Financial Statements.
Our investment portfolio continues to be primarily composed of high quality fixed income securities with approximately 93% of our fixed maturities being investment grade securities as determined by national rating agencies. The weighted average effective duration of our fixed maturity securities at March 31, 2025 was 3.35 years; the weighted average effective duration of our fixed maturity securities combined with our short-term securities was 3.14 years.

The carrying value and unfunded commitments for certain of our investments were as follows:

	Carrying Value		March 31, 2025
($ in thousands, except expected funding period)	March 31, 2025	December 31, 2024	Unfunded Commitment	Expected funding period in years
Qualified affordable housing project tax credit partnerships (1)	$192	$247	$67	2
All other investments, primarily investment fund LPs/LLCs	256,414	259,291	222,297	5
Total	$256,606	$259,538	$222,364
(1) The carrying value reflects our total commitments (both funded and unfunded) to the partnerships, less any amortization, since our initial investment. We fund these investments based on funding schedules maintained by the partnerships.

Investment fund LPs/LLCs are by nature less liquid and may involve more risk than other investments. We manage our risk through diversification of asset class and geographic location. At March 31, 2025, we had investments in 34 separate investment funds with a total carrying value of $256.4 million which represented approximately 6% of our total investments. Our investment fund LPs/LLCs generate earnings from trading portfolios, secured debt, debt securities, multi-strategy funds and private equity investments, and the performance of these LPs/LLCs is affected by the volatility of equity and credit markets. For our investments in LPs/LLCs, we record our allocable portion of the partnership operating income or loss as the results of the LPs/LLCs become available, typically following the end of a reporting period. As of March 31, 2025, our total funding commitments legally outstanding related to our investments in LPs/LLCs were approximately $222.3 million; however, we anticipate capital of approximately $154 million to be drawn based on our current estimates.
Financing Activities and Related Cash Flows
Debt
Our outstanding debt consisted of the following:

($ in thousands)	March 31, 2025	December 31, 2024
Contribution Certificates	$181,488	$181,163
Revolving Credit Agreement	125,000	125,000
Term Loan	118,750	120,313
Total principal	425,238	426,476
Less unamortized debt issuance costs	1,489	1,603
Debt less unamortized debt issuance costs	$423,749	$424,873
Additional information regarding our debt is provided in Note 7 of the Notes to Condensed Consolidated Financial Statements and Note 10 of the Notes to Consolidated Financial Statements in our December 31, 2024 report on Form 10-K.
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

Results of Operations – Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
Selected consolidated financial data for each period is summarized in the table below.

	Three Months Ended March 31
($ in thousands, except per share data)	2025	2024	Change
Revenues:
Net premiums written	$276,051	$282,673	$(6,622)
Net premiums earned	$236,275	$244,150	$(7,875)
Net investment result	40,966	36,860	4,106
Net investment gains (losses)	(1,693)	(268)	(1,425)
Other income (expense)	(3,469)	3,955	(7,424)
Total revenues	272,079	284,697	(12,618)

Expenses:
Net losses and loss adjustment expenses	189,960	194,694	(4,734)
Underwriting, policy acquisition and operating expenses	83,191	78,005	5,186
SPC U.S. federal income tax expense (benefit)	348	416	(68)
SPC dividend expense (income)	(248)	607	(855)
Interest expense	5,160	5,657	(497)
Total expenses	278,411	279,379	(968)
Income (loss) before income taxes	(6,332)	5,318	(11,650)
Income tax expense (benefit)	(510)	692	(1,202)
Net income (loss)	$(5,822)	$4,626	$(10,448)
Non-GAAP operating income (loss)	$6,812	$3,034	$3,778
Earnings (loss) per share:
Basic	$(0.11)	$0.09	$(0.20)
Diluted	$(0.11)	$0.09	$(0.20)
Non-GAAP operating income (loss) per share:
Basic	$0.13	$0.06	$0.07
Diluted	$0.13	$0.06	$0.07
Net loss ratio	80.4%	79.7%	0.7	pts
Underwriting expense ratio	35.2%	31.9%	3.3	pts
Combined ratio	115.6%	111.6%	4.0	pts
Non-GAAP combined ratio (1)	112.2%	112.5%	(0.3	pts)
Operating ratio	100.0%	97.7%	2.3	pts
Non-GAAP operating ratio (1)	96.4%	98.2%	(1.8	pts)
Effective tax rate	8.1%	13.0%	(4.9	pts)
Return on equity (2)	(1.9%)	1.7%	(3.6	pts)
Non-GAAP operating return on equity (2)	2.2%	1.1%	1.1	pts
(1) Refer to the Executive Summary of Operations section under the heading "Non-GAAP Adjusted Key Ratios" for a reconciliation of our key ratios to Non-GAAP adjusted key ratios.
(2) Annualized. See further discussion on this calculation in the Executive Summary of Operations section under the heading "Non-GAAP Operating ROE."
In all tables that follow, the abbreviation "nm" indicates that the information or the percentage change is not meaningful.

Executive Summary of Operations
The following sections provide an overview of our consolidated and segment results of operations for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. See the Segment Results sections that follow for additional information regarding each segment's results.
Revenues
The following table shows our consolidated and segment net premiums earned:

	Three Months Ended March 31
($ in thousands)	2025	2024	Change
Net premiums earned
Specialty P&C	$183,254	$188,888	$(5,634)	(3.0%)
Workers' Compensation Insurance	41,524	41,094	430	1.0%
Segregated Portfolio Cell Reinsurance	11,497	14,168	(2,671)	(18.9%)
Consolidated total	$236,275	$244,150	$(7,875)	(3.2%)
For the three months ended March 31, 2025, consolidated net premiums earned decreased $7.9 million as compared to the same period of 2024.
•For our Specialty P&C segment, net premiums earned decreased during the 2025 three-month period as compared to the same period of 2024 driven by our ceased participation in Syndicate 1729 for the 2024 underwriting year and, to a lesser extent, the pro rata effect of a decrease in the volume of premium written during the preceding twelve months, primarily due to proactive actions taken in certain lines to improve profitability.
•For our Workers' Compensation Insurance segment, net premiums earned increased for the 2025 three-month period as compared to the same period of 2024 driven by lower ceded premium related to a $1.4 million reduction in reinstatement premium, partially offset by the pro rata effect of a decrease in the volume of written premium during the preceding twelve months.
•Net premiums earned in our Segregated Portfolio Cell Reinsurance segment decreased for the 2025 three-month period as compared to the same period of 2024 reflecting the non-renewal of three SPCs during 2024 and the non-renewal of two SPCs effective January 1, 2025.
The following table shows our consolidated net investment result:

	Three Months Ended March 31
($ in thousands)	2025	2024	Change
Net investment income	$36,951	$33,897	$3,054	9.0%
Equity in earnings (loss) of unconsolidated subsidiaries*	4,015	2,963	1,052	35.5%
Net investment result	$40,966	$36,860	$4,106	11.1%
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

The increase in our consolidated net investment income for the three months ended March 31, 2025 as compared to the same period of 2024 reflected higher average book yields as we take advantage of the current interest rate environment as well as an increase in average investment balances. Our equity in earnings of unconsolidated subsidiaries increased for the 2025 three-month period as compared to the same period of 2024 driven by the performance of three LPs/LLCs. These results are typically reported on a one-quarter lag, and the increase reflected higher market valuations during the fourth quarter of 2024.
The following table shows our total consolidated net investment gains (losses):

	Three Months Ended March 31
($ in thousands)	2025	2024	Change
Net impairment losses recognized in earnings	$(257)	$(934)	$677	(72.5%)
Other net investment gains (losses)	(1,436)	666	(2,102)	(315.6%)
Net investment gains (losses)	$(1,693)	$(268)	$(1,425)	531.7%

For the three months ended March 31, 2025, we recognized $0.3 million of credit-related impairment losses in earnings primarily related to four corporate bonds in the real estate sector. For the three months ended March 31, 2024, we recognized $0.9 million of credit-related impairment losses in earnings related to a corporate bond in the consumer sector as well as an asset-backed security. Additional information regarding investment impairment losses is provided in Note 3 of the Notes to Condensed Consolidated Financial Statements.
We recognized $1.4 million of other net investment losses for the three months ended March 31, 2025 primarily driven by realized losses from the sale of certain available-for-sale fixed maturities, partially offset by unrealized holding gains resulting from changes in the fair value of our equity investments. We recognized $0.7 million of other net investment gains for the three months ended March 31, 2024 primarily driven by realized gains from the sale of certain other investments, partially offset by unrealized holding losses resulting from changes in the fair value of our convertible securities.
Consolidated other income (expense) for the three months ended March 31, 2025 as compared to the same period of 2024 was comprised as follows:

	Three Months Ended March 31
($ in thousands)	2025	2024	Change
Foreign currency exchange rate gains (losses)	$(7,283)	$1,929	$(9,212)	(477.6%)
Other	3,814	2,026	1,788	88.3%
Other income (expense)	$(3,469)	$3,955	$(7,424)	(187.7%)
Excluding foreign currency exchange rate gains (losses), other income increased for the 2025 three-month period as compared to the same period of 2024 driven by a gain of $2.2 million associated with the sale of our Franklin, TN property to an unrelated third party during the first quarter of 2025.
Foreign currency exchange rate gains (losses) are reported in our Corporate segment and are primarily related to foreign currency denominated loss reserves associated with premium assumed from an international medical professional liability insured in our Specialty P&C segment. Due to the size of this reserve, even nominal movements in exchange rates can lead to volatility in our results of operations. These changes in foreign currency exchange rates on loss reserves resulted in a loss of $4.7 million for the 2025 three-month period as compared to a gain of $1.9 million for the same period of 2024.
Historically, we mitigated foreign currency exchange exposure by matching the currency and duration of associated investments to the corresponding loss reserves. However, when we invest in foreign currency denominated available-for-sale fixed maturities, in accordance with GAAP, the change in market value due to changes in foreign currency exchange rates is reflected as part of OCI. Conversely, the impact of changes in foreign currency exchange rates on loss reserves is reflected through net income (loss) as a component of other income (expense).
During the current quarter we changed our hedging strategy around foreign currency exchange exposures. Instead of investing in foreign currency denominated investments, we began utilizing foreign currency forward contracts. As these forward contracts are designated as economic hedges (non-hedging instruments), the change in fair value of these contracts is reflected through net income (loss) as a component of other income (expense) which is intended to hedge against foreign currency exchange rate gains (losses) related to foreign currency denominated loss reserves also recognized within other income (expense) in the same period. However, due to the timing of when we entered into these forward contracts during the quarter, the change in fair value of these instruments reflected a loss of $1.4 million which did not hedge against the foreign currency exchange rate loss on the reserve. Additional information regarding our foreign currency forward contracts is provided in Note 8 of the Notes to the Condensed Consolidated Financial Statements. Due to our change in hedging strategy, we sold a majority of our foreign currency denominated available-for-sale fixed maturities during the quarter. Those investments generated a foreign currency exchange rate gain due to movements in exchange rates since December 31, 2024 which economically hedged against the foreign currency exchange rate losses recognized related to the reserve, as previously discussed. However, due to the sale of those investments accumulated foreign currency exchange rate losses were reclassified from AOCI to earnings resulting in a net realized loss of $0.9 million included in other income (expense) in the quarter. While the volatility in foreign currency exchange rates had an impact on our results of operations in the quarter, the overall impact on our financial position was nominal due to our hedging strategies.

Expenses
The following table shows our consolidated and segment net loss ratios and net prior accident year reserve development.

	Three Months Ended March 31
($ in millions)	2025	2024	Change
Current accident year net loss ratio
Consolidated ratio	80.8%	79.9%	0.9	pts
Specialty P&C	82.8%	81.7%	1.1	pts
Workers' Compensation Insurance	75.0%	77.0%	(2.0	pts)
Segregated Portfolio Cell Reinsurance	68.8%	65.1%	3.7	pts
Calendar year net loss ratio
Consolidated ratio	80.4%	79.7%	0.7	pts
Specialty P&C	83.1%	81.0%	2.1	pts
Workers' Compensation Insurance	72.6%	77.0%	(4.4	pts)
Segregated Portfolio Cell Reinsurance	65.8%	71.0%	(5.2	pts)
Favorable (unfavorable) reserve development, prior accident years
Consolidated	$0.9	$0.4	$0.5
Specialty P&C	$(0.5)	$1.3	$(1.8)
Workers' Compensation Insurance	$1.0	$—	$1.0
Segregated Portfolio Cell Reinsurance	$0.4	$(0.9)	$1.3
Each segment's contribution to the change in our consolidated current accident year net loss ratio for the three months ended March 31, 2025 as compared to the same period of 2024 is as follows:

Increase (Decrease) 2025 versus 2024
(In percentage points)	Comparative three-month periods
Estimated ratio increase (decrease) attributable to:
Specialty P&C (1)	0.9 pts
Workers' Compensation Insurance (2)	(0.4 pts)
Segregated Portfolio Cell Reinsurance (3)	0.4 pts
Increase in the consolidated current accident year net loss ratio	0.9 pts
(1) The increase in the current accident year net loss ratio for our Specialty P&C segment was largely due to losses incurred from our Lloyd's Syndicates operations, which is currently in run-off. While our current accident year net loss ratio for our MPL line of business was relatively unchanged as compared to the same period of 2024, it has improved from the 2024 full-year current accident year net loss ratio driven by our continued underwriting and pricing actions which have resulted in a decrease to certain expected loss ratios during the first quarter of 2025, largely offset by changes in the mix of business.
(2) While we continue to consider the impact of medical cost inflation on our Workers' Compensation Insurance segment's loss results, the improvement in the current accident year net loss ratio for the 2025 three-month period reflects our cost control initiatives implemented during the first quarter of 2025.
(3) The higher current accident year net loss ratio in our Segregated Portfolio Cell Reinsurance segment reflected the impact of higher lost-time claim frequency and severity.
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

	Three Months Ended March 31
($ in thousands)	2025	2024	Change
Net favorable (unfavorable) reserve development	$(114)	$(1,240)	$1,126	90.8%
NORCAL Acquisition - Purchase Accounting Amortization	1,006	1,656	(650)	(39.3%)
Total net favorable (unfavorable) reserve development	$892	$416	$476	114.4%
Excluding purchase accounting amortization, consolidated net unfavorable reserve development recognized in the three months ended March 31, 2025 was attributable to our discontinued Lloyd's Syndicates operations in our Specialty P&C segment driven by higher than expected losses and development on certain large claims, primarily catastrophe related losses. See the Segment Results sections that follow for additional information regarding each segment's current accident year net loss ratio and net prior accident year reserve development.
Our consolidated and segment underwriting expense ratios were as follows:

	Three Months Ended March 31
	2025	2024	Change
Underwriting Expense Ratio
Consolidated (1)	35.2%	31.9%	3.3	pts
Specialty P&C	26.5%	27.2%	(0.7	pts)
Workers' Compensation Insurance	37.6%	35.3%	2.3	pts
Segregated Portfolio Cell Reinsurance	36.0%	33.3%	2.7	pts
Corporate (2)	3.4%	3.3%	0.1	pts
(1) Consolidated operating expenses for the three months ended March 31, 2025 include $7.1 million of transaction-related costs associated with our proposed merger transaction with The Doctors Company that are not included in a segment as we do not consider these costs in assessing the financial performance of any of our operating or reportable segments. We did not incur any transaction-related costs during the three months ended March 31, 2024. See Note 12 of the Notes to Condensed Consolidated Financial Statements for a reconciliation of our segment results to our consolidated results.

(2) There are no net premiums earned associated with the Corporate segment. Ratios shown are the contribution of the Corporate segment to the consolidated ratio (Corporate operating expenses divided by consolidated net premiums earned).

The change in our consolidated underwriting expense ratio for the 2025 three-month period as compared to the same period of 2024 was primarily attributable to the following:

Increase (Decrease) 2025 versus 2024
(In percentage points)	Comparative three-month periods
Estimated ratio increase (decrease) attributable to:
Transaction-related costs	3.0 pts
Change in net premiums earned and DPAC amortization(1)	(0.2 pts)
Tail premium	(0.8 pts)
All other, net	1.3 pts
Increase in the underwriting expense ratio	3.3 pts
(1) Excludes tail premium.
•Excluding the impact of the items specifically identified in the table above, our consolidated underwriting expense ratio for the 2025 three-month period increased by 1.3 percentage points as compared to the same period of 2024 driven by higher incentive based compensation and, to a lesser extent, an increase in share-based compensation expenses, partially offset by a decrease in professional fees. The increase in share-based compensation expenses reflected the timing of grants of prior year share-based awards. The decrease in professional fees for the 2025 three-month period was driven by a reduction in fees associated with a data analytics services agreement in our Specialty P&C segment.

•As shown in the previous table, our consolidated underwriting expense ratio may be impacted by the amount of tail premium written in the period as these premiums are typically fully earned when written with minimal associated expenses. See further discussion in the Segment Results - Specialty Property and Casualty section that follows.
•As shown in the previous table, our consolidated underwriting expense ratio for 2025 three-month period reflected the impact of the change in DPAC amortization which was relatively in line with the corresponding change in net premiums earned as compared to the same period of 2024.
Taxes
Our consolidated provision for income taxes and effective tax rates for the three months ended March 31, 2025 and 2024 were as follows:

($ in thousands)	Three Months Ended March 31
	2025	2024	Change
Income (loss) before income taxes	$(6,332)	$5,318	$(11,650)	(219.1%)
Income tax expense (benefit)	(510)	692	(1,202)	(173.7%)
Net income (loss)	$(5,822)	$4,626	$(10,448)	(225.9%)
Effective tax rate	8.1%	13.0%	(4.9 pts)

	Three Months Ended March 31
	2025	2024
Projected annual effective tax rate	22.0%	17.3%
Tax effect of discrete items	(13.9%)	(4.3%)
Total effective tax rate	8.1%	13.0%
We recognized an income tax benefit of $0.5 million and income tax expense of $0.7 million during the three months ended March 31, 2025 and 2024, respectively; however, the comparability of our effective tax rates is impacted by the consolidated pre-tax loss recognized during the three months ended March 31, 2025 as compared to the consolidated pre-tax income recognized during same period of 2024. See further discussion on our effective tax rate in the Segment Results - Corporate section that follows under the heading "Taxes."
Our projected annual effective tax rates were 22.0% and 17.3% as of March 31, 2025 and 2024, respectively, before discrete items were considered. As shown in the table above, these discrete items decreased our effective tax rate by 13.9% and 4.3% for the 2025 and 2024 three-month periods, respectively, and were comprised of individually insignificant components.
Operating Ratio
Our operating ratio is our combined ratio, less our investment income ratio. This ratio provides the combined effect of underwriting profitability and investment income. Our consolidated operating ratio for the three months ended March 31, 2025 and 2024 was as follows:

	Three Months Ended March 31
	2025	2024	Change
Combined ratio	115.6%	111.6%	4.0	pts
Less: investment income ratio	15.6%	13.9%	1.7	pts
Operating ratio	100.0%	97.7%	2.3	pts

The primary drivers of the change in our consolidated operating ratio were as follows:

Increase (Decrease) 2025 versus 2024
(In percentage points)	Comparative three-month periods
Estimated ratio increase (decrease) attributable to:
Change in prior accident year reserve development (1)	(0.6 pts)
Investment income	(1.7 pts)
Transaction-related costs	3.0 pts
Non-core operations (2)	1.2 pts
All other, net	0.4 pts
Increase in the operating ratio	2.3 pts
(1) Includes the impact of purchase accounting amortization on prior accident year reserve development related to the NORCAL acquisition and excludes prior accident year reserve development associated with our Non-core operations.

(2) Non-core operations include the net underwriting results from both our Lloyd's Syndicates operations and legal professional liability book of business within our Specialty P&C segment which are in run off. See further discussion on these non-core operations in this section under the heading "Non-GAAP Financial Measures" and in the Segment Results - Specialty Property and Casualty section that follows.

Excluding the impact of the items specifically identified in the table above, our operating ratio for the 2025 three-month period increased approximately 0.4 percentage points as compared to the same period of 2024 driven by an increase in the consolidated underwriting expense ratio driven by higher incentive based compensation across the organization, partially offset by an improvement in the current accident year net loss ratio in our Workers' Compensation Insurance segment. See previous discussion in this section under the heading "Expenses" and further discussion in our Segment Results sections that follow.
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

The following table is a reconciliation of net income (loss) to Non-GAAP operating income (loss):

	Three Months Ended March 31
(In thousands, except per share data)	2025	2024
Net income (loss)	$(5,822)	$4,626
Items excluded in the calculation of Non-GAAP operating income (loss):
Net investment (gains) losses (1)	1,693	268
Net investment gains (losses) attributable to SPCs in which no profit/loss is retained (2)	(240)	1,151
Transaction-related costs (3)	7,057	—
Foreign currency exchange rate (gains) losses (4)	7,283	(1,929)
Non-operating income (5)	(2,212)	—
Guaranty fund assessments (recoupments)	6	87
Non-core operations (6)	1,124	(1,143)
Pre-tax effect of exclusions	14,711	(1,566)
Tax effect, at 21% (7)	(2,077)	(26)
After-tax effect of exclusions	12,634	(1,592)
Non-GAAP operating income (loss)	$6,812	$3,034
Per diluted common share:
Net income (loss)	$(0.11)	$0.09
Effect of exclusions	0.24	(0.03)
Non-GAAP operating income (loss) per diluted common share	$0.13	$0.06
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
(3) Transaction-related costs are attributable to professional fees incurred during the first quarter of 2025 in relation to the proposed merger transaction with The Doctors Company. Additional information regarding the proposed merger transaction with The Doctors Company is provided in Note 1 of the Notes to the Condensed Consolidated Financial Statements. We are excluding these costs as they do not reflect normal operating results and are unique and non-recurring in nature.
(4) Foreign currency exchange rate gains (losses) are reported in our Corporate segment and are primarily related to foreign currency denominated loss reserves associated with premium assumed from an international medical professional liability insured in our Specialty P&C segment. Due to the size of this reserve, even nominal movements in exchange rates can lead to volatility in our results of operations. We exclude foreign currency exchange rate movements as the nature and timing of these changes are not indicative of our normal core operating results. Additional information regarding our foreign currency forward contracts is provided in this section under the heading "Revenues."
(5) Non-operating income includes a gain of $2.2 million associated with the sale of our Franklin, TN property to an unrelated third party in the first quarter of 2025 recognized in other income (expense) in our Specialty P&C segment. We are excluding this gain as it does not reflect normal operating results and is unique and non-recurring in nature.
(6) Non-core operations include the net results from operations that are currently in run-off but do not qualify for Discontinued Operations accounting treatment under GAAP. These operations include our Lloyd's Syndicates operations from our previous participation in Syndicate 1729 and Syndicate 6131 as well as our legal professional liability book of business. In April 2025, we sold the renewal rights related to our legal professional liability book of business to an unrelated third party for approximately $1.0 million. See additional discussion on the sale of the renewal rights related to our legal professional liability book of business in footnote 5 in the Segment Results - Specialty Property and Casualty section under the heading "Gross Premium Written" that follows. Net investment gains (losses) recognized in earnings associated with these operations are included in the adjustment for consolidated net investment gains (losses) as described in footnote 1.
(7) The 21% rate is the annual expected statutory tax rate associated with the taxable or tax deductible items listed above. We utilized the estimated annual effective tax rate method for the three months ended March 31, 2025 and 2024. See further discussion on this method in the Critical Accounting Estimates section under the heading "Estimation of Taxes" and in Note 4 of the Notes to Condensed Consolidated Financial Statements. For both the 2025 and 2024 periods, our effective tax rate was applied to these items in calculating net income (loss), excluding net investment gains (losses) and related adjustments which were treated as discrete items and were tax effected at the annual expected statutory tax rate (21%) in the period they were included in our consolidated tax provision and net income (loss). The taxes associated with the net investment gains (losses) related to SPCs in our Segregated Portfolio Cell Reinsurance segment are paid by the individual SPCs and are not included in our consolidated tax provision or net income (loss); therefore, both the net investment gains (losses) from our Segregated Portfolio Cell Reinsurance segment and the adjustment to exclude the portion of net investment gains (losses) included in the SPC dividend expense (income) in the table above are not tax effected. There are no taxes associated with our Lloyd’s Syndicates operations in our consolidated tax provision due to the availability of net operating losses and the full valuation allowance recorded against the deferred tax assets. Accordingly, all adjustments related to our Lloyd's Syndicates operations in the table above are not tax effected. The portion of the transaction-related costs that is tax deductible was tax effected at the statutory tax rate (21%) while the remaining non-deductible portion was not tax effected as there was no associated income tax benefit.

Non-GAAP Adjusted Key Ratios
Certain key performance ratios include the impact of certain before-tax effects of items that do not reflect normal operating results, as discussed in the previous table. We believe adjusting our key ratios for these items presents a useful view of the performance of our ongoing core insurance operations; however, it should be considered in conjunction with ratios computed in accordance with GAAP.
Our consolidated key ratios for the three months ended March 31, 2025 and 2024 include the impact of net underwriting results related to non-core operations, guaranty fund assessments and, for the three months ended March 31, 2025, transaction-related costs (see previous discussion on these items in the table above). Non-core operations include an underwriting loss associated with our Lloyd's Syndicates operations of $1.4 million in the 2025 three-month period as compared to underwriting income of $0.9 million for the same period of 2024. Further, non-core operations include a nominal underwriting loss associated with our legal professional liability book of business in each of the 2025 and 2024 three-month periods.
The following table is a reconciliation of our consolidated key ratios to Non-GAAP adjusted key ratios for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31
Consolidated	2025				2024
	As Reported	Non-GAAP operating adjustments		Non-GAAP Adjusted Ratios	As Reported	Non-GAAP operating adjustments		Non-GAAP Adjusted Ratios
Current accident year net loss ratio	80.8%	0.2	pts	81.0%	79.9%	0.9	pts	80.8%
Effect of prior accident years’ reserve development	(0.4%)	(0.6	pts)	(1.0%)	(0.2%)	(0.2	pts)	(0.4%)
Net loss ratio	80.4%	(0.4	pts)	80.0%	79.7%	0.7	pts	80.4%
Underwriting expense ratio	35.2%	(3.0	pts)	32.2%	31.9%	0.2	pts	32.1%
Combined ratio	115.6%	(3.4	pts)	112.2%	111.6%	0.9	pts	112.5%
Less: Investment Income Ratio	15.6%	0.2	pts	15.8%	13.9%	0.4	pts	14.3%
Operating ratio	100.0%	(3.6	pts)	96.4%	97.7%	0.5	pts	98.2%
Our Specialty P&C segment key ratios for the three months ended March 31, 2025 and 2024 include the impact of net underwriting results related to non-core operations, as previously discussed, and guaranty fund assessments.
The following table is a reconciliation of our Specialty P&C segment key ratios to Non-GAAP adjusted key ratios for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31
Specialty P&C segment	2025				2024
	Segment As Reported	Non-GAAP operating adjustments		Non-GAAP Adjusted Ratios	Segment As Reported	Non-GAAP operating adjustments		Non-GAAP Adjusted Ratios
Current accident year net loss ratio	82.8%	0.4	pts	83.2%	81.7%	1.2	pts	82.9%
Effect of prior accident years’ reserve development	0.3%	(0.9	pts)	(0.6%)	(0.7%)	(0.2	pts)	(0.9%)
Net loss ratio	83.1%	(0.5	pts)	82.6%	81.0%	1.0	pts	82.0%
Underwriting expense ratio	26.5%	(0.1	pts)	26.4%	27.2%	(0.1	pts)	27.1%
Combined ratio	109.6%	(0.6	pts)	109.0%	108.2%	0.9	pts	109.1%
Non-GAAP Operating ROE
Non-GAAP operating ROE is a financial measure that is calculated as annualized Non-GAAP operating income (loss) for the period divided by the average of beginning and ending total shareholders’ equity. As previously discussed, in calculating Non-GAAP operating income (loss), we have excluded the effects of certain items that do not reflect normal results. Non-GAAP operating ROE measures the overall after-tax profitability of our core insurance operations and shows how efficiently capital is being used; however, it should be considered in conjunction with ROE computed in accordance with GAAP. The following table is a reconciliation of ROE to Non-GAAP operating ROE for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31
	2025	2024	Change
ROE	(1.9%)	1.7%	(3.6	pts)
Effect of items excluded in the calculation of Non-GAAP operating ROE	4.1%	(0.6%)	4.7	pts
Non-GAAP operating ROE	2.2%	1.1%	1.1	pts
Non-GAAP operating ROE for the 2025 three-month period increased by 1.1 percentage points as compared to the same period of 2024 driven by an increase in our net investment result and an improvement in the current accident year net loss ratio in our Workers' Compensation Insurance segment. See previous discussions in this section under the heading "Executive Summary of Operations" and further discussion in our Segment Results sections that follow.
Non-GAAP Adjusted Book Value per Share
Book value per share is calculated as total GAAP shareholders’ equity divided by the total number of common shares outstanding at the balance sheet date. This ratio measures the net worth of the Company to shareholders on a per share basis.
Non-GAAP adjusted book value per share is a Non-GAAP measure widely used within the insurance sector and is calculated as total shareholders’ equity, excluding AOCI, divided by the total number of common shares outstanding at the balance sheet date. This Non-GAAP calculation measures the net worth of the Company to shareholders on a per share basis excluding AOCI to eliminate the temporary and potentially significant effects of fluctuations in interest rates on our fixed income portfolio; however, it should be considered in conjunction with book value per share computed in accordance with GAAP. Higher interest rates have led to significant unrealized holding losses on our available-for-sale fixed maturity investments resulting in volatility in AOCI in recent years. See Note 9 of the Notes to Condensed Consolidated Financial Statements for additional information.
The following table is a reconciliation of our book value per share to Non-GAAP adjusted book value per share at December 31, 2024 and March 31, 2025:

Book Value Per Share
Book Value Per Share at December 31, 2024	$23.49
Less: AOCI Per Share(1)	(3.37)
Non-GAAP Adjusted Book Value Per Share at December 31, 2024	26.86
Increase (decrease) to Non-GAAP Adjusted Book Value Per Share during the three months ended March 31, 2025 attributable to:
Net income (loss)	(0.11)
Other(2)	(0.07)
Non-GAAP Adjusted Book Value Per Share at March 31, 2025	26.68
Add: AOCI Per Share(1)	(2.63)
Book Value Per Share at March 31, 2025	$24.05
(1) Primarily the impact of accumulated unrealized investment gains (losses) on our available-for-sale fixed maturity investments. See Note 9 of the Notes to Condensed Consolidated Financial Statements for additional information.

(2) Primarily the impact of an increase in common shares outstanding due to share-based compensation.
Book value increased $0.56 per share from December 31, 2024 to March 31, 2025 driven by the change in AOCI of $0.74 per share largely due to unrealized holding gains on our fixed income investment portfolio which flow directly to AOCI due to a decrease in interest rates since the end of 2024.
The decrease of $0.18 per share in Non-GAAP adjusted book value per share from December 31, 2024 to March 31, 2024 reflected the net loss of $0.11 per share recognized during the three months ended March 31, 2025 as well as the impact of share-based compensation and changes in common shares outstanding.

Segment Results - Specialty Property & Casualty
Our Specialty P&C segment focuses on Medical Professional Liability insurance and Medical Technology Liability insurance as discussed in Note 16 of the Notes to Consolidated Financial Statements in our December 31, 2024 report on Form 10-K. The Specialty P&C segment also includes non-premium revenues generated outside of our insurance entities and the underwriting results from our participation in Syndicate 1729 and Syndicate 6131 at Lloyd's of London, which is currently in run off. As previously discussed under the heading "ProAssurance Overview," we changed the composition of our operating and reportable segments during the first quarter of 2025. As a result, we now report the results of coverage processed through IAO, Inc. d/b/a ProAssurance Agency in the Specialty P&C segment which were previously reported in the Corporate segment. All prior period segment information has been recast to conform to the current period presentation and the change in presentation had no impact on previously reported consolidated financial results. See further information regarding this presentation change in Note 12 of the Notes to Condensed Consolidated Financial Statements.
Segment results reflected pre-tax underwriting profit or loss from these insurance lines and included the amortization of certain purchase accounting adjustments. Segment results included the following:

	Three Months Ended March 31
($ in thousands)	2025	2024	Change
Net premiums written	$213,656	$218,699	$(5,043)	(2.3%)
Net premiums earned	$183,254	$188,888	$(5,634)	(3.0%)
Other income (expense)	3,766	2,160	1,606	74.4%
Net losses and loss adjustment expenses	(152,247)	(152,994)	747	(0.5%)
Underwriting, policy acquisition and operating expenses	(48,635)	(51,332)	2,697	(5.3%)
Segment results	$(13,862)	$(13,278)	$(584)	(4.4%)

Net loss ratio	83.1%	81.0%	2.1 pts
Underwriting expense ratio	26.5%	27.2%	(0.7 pts)

Non-GAAP Adjusted Ratios*
Net loss ratio	82.6%	82.0%	0.6 pts
Underwriting expense ratio	26.4%	27.1%	(0.7 pts)
*See previous discussion under the heading "Non-GAAP Adjusted Key Ratios."
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

Gross, ceded and net premiums written were as follows:

	Three Months Ended March 31
($ in thousands)	2025	2024	Change
Gross premiums written	$234,012	$238,718	$(4,706)	(2.0%)
Less: Ceded premiums written	20,356	20,019	337	1.7%
Net premiums written	$213,656	$218,699	$(5,043)	(2.3%)
Gross Premiums Written
Gross premiums written by component were as follows:

	Three Months Ended March 31
($ in thousands)	2025	2024	Change
Medical Professional Liability (1)(2)	$221,533	$218,966	$2,567	1.2%
Medical Technology Liability (3)	8,217	9,419	(1,202)	(12.8%)
Lloyd's Syndicates (4)	129	3,710	(3,581)	(96.5%)
Other (5)	4,133	6,623	(2,490)	(37.6%)
Total Gross Premiums Written	$234,012	$238,718	$(4,706)	(2.0%)
(1) Medical Professional Liability premium was our greatest source of premium revenues in 2025 and 2024. The increase in MPL premium for the 2025 three-month period as compared to the same period of 2024 was driven by an increase in renewal pricing, new business written and an increase in tail coverage premium, partially offset by retention losses. Retention losses during the 2025 three-month period generally reflect our pursuit of rate adequacy in a competitive market where other carriers may not have the same profitability objectives, appreciate the rate need, or are attempting to gain market share despite near term underwriting losses which can be supported by investment returns from excess capital. Renewal pricing increases during the 2025 three-month period reflect our response to the rising loss cost environment and new business written reflects the competitive market conditions. See a description of our MPL line of business and additional discussion on competitive market conditions in Part I Item 1. Business under the heading "Specialty Property and Casualty Segment" and "Competition" in our December 31, 2024 report on Form 10-K, respectively.
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
(3) Our Medical Technology Liability business is marketed throughout the U.S.; coverage is offered on a primary or excess basis, within specified limits, to manufacturers and distributors of medical technology and life sciences products including entities conducting human clinical trials. In addition to the previously listed factors that affect our premium volume, our Medical Technology Liability premium is also impacted by the sales volume of insureds. Our Medical Technology Liability premium decreased for the 2025 three-month period as compared to the same period of 2024 driven by retention losses, partially offset by net business written and, to a lesser extent, an increase in renewal pricing. Retention losses during the 2025 three-month period are primarily attributable to insureds no longer needing coverage or going out of business, an increase in competition on terms and pricing, the broker losing the account, non-payment as well as merger activity within the industry. Changes in renewal pricing during the 2025 three-month period are primarily due to changes in the sales volume and changes in exposure of certain insureds.
(4) Our Lloyd's Syndicates business includes the results from our previous participation in Syndicate 1729 at Lloyd's of London, which is currently in run-off. Effective September 2023, we elected to discontinue our participation in the results of Syndicate 1729 beginning with the 2024 underwriting year. We normally report results from our Lloyd's Syndicates operations on a one quarter delay. Our ceased participation began to be reflected in our results in the second quarter of 2024. For the 2023 underwriting year our participation in the results of Syndicate 1729 was approximately 5%. Our Lloyd’s Syndicates premium for the 2025 three-month period reflected the impact of our ceased participation.
(5) This component of gross premiums written includes all other product lines within our Specialty P&C segment, primarily professional liability coverage to attorneys and their firms in select areas of practice. In April 2025, we sold the renewal rights related to our legal professional liability book of business to an unrelated third party for approximately $1.0 million. The transaction included the full operations of the business, including underwriting, claims management and transfer of select team members supporting the business. We will retain responsibility for claim liabilities associated with all policies issued by us prior to the close of the transaction.

New business written, retention and the change in renewal pricing for our Specialty P&C segment and by major component, excluding Lloyd's Syndicates, are shown in the table below:

	Three Months Ended March 31
	2025				2024
($ in millions)	MPL	Medical Technology Liability	Other	Specialty P&C Segment	MPL	Medical Technology Liability	Other	Specialty P&C Segment
New business	$6.0	$0.4	$0.1	$6.5	$9.3	$0.9	$0.2	$10.4
Retention rate(1)	85%	86%	58%	84%	86%	94%	78%	86%
Change in renewal pricing(2)	9%	5%	3%	8%	8%	1%	2%	7%
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

Ceded Premiums Ratio
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
The ceded premiums ratio was as follows:

	Three Months Ended March 31
	2025	2024	Change
Ceded premiums ratio	8.7%	8.4%	0.3	pts
The above table reflects ceded premiums written as a percentage of gross premiums written. The increase in our ceded premiums ratio for the 2025 three-month period as compared to the same period of 2024 was driven by an increase in premiums ceded under our excess of loss reinsurance arrangements primarily due to the incorporation of podiatric and chiropractic policies into our MPL treaty effective October 1, 2024.
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
Net premiums earned were as follows:

	Three Months Ended March 31
($ in thousands)	2025	2024	Change
Gross premiums earned	$200,926	$206,627	$(5,701)	(2.8%)
Less: Ceded premiums earned	17,672	17,739	(67)	(0.4%)
Net premiums earned	$183,254	$188,888	$(5,634)	(3.0%)
Gross premiums earned decreased during the 2025 three-month period as compared to the same period of 2024 driven by our ceased participation in Syndicate 1729 for the 2024 underwriting year and, to a lesser extent, the pro rata effect of a decrease in the volume of written premium during the preceding twelve months, primarily due to proactive actions taken in certain lines to improve profitability. Ceded premiums earned remained relatively unchanged during the 2025 three-month period as compared to the same period of 2024.
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
The following table summarizes calendar year net loss ratios for our Specialty P&C segment by separating losses between the current accident year and all prior accident years. The net loss ratios for our Specialty P&C segment were as follows:

	Net Loss Ratios (1)
	Three Months Ended March 31
	2025	2024	Change
Calendar year net loss ratio	83.1%	81.0%	2.1	pts
Less impact of prior accident years on the net loss ratio	0.3%	(0.7%)	1.0	pts
Current accident year net loss ratio(2)	82.8%	81.7%	1.1	pts
(1)Net losses, as specified, divided by net premiums earned.
(2)For the three months ended March 31, 2025, our current accident year net loss ratio (as shown in the table above), increased 1.1 percentage points as compared to the same period of 2024 largely due to losses incurred from our Lloyd's Syndicates operations, which is currently in run-off. While the current accident year net loss ratio for our MPL line of business was relatively unchanged as compared to the same period of 2024, the ratio has improved from the 2024 full-year current accident year net loss ratio driven by our continued underwriting actions and focus on achieving appropriate pricing leading to our decrease to certain expected loss ratios during the first quarter of 2025, largely offset by changes in the mix of business.
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
We recognized net favorable (unfavorable) prior accident year reserve development as follows:

	Three Months Ended March 31
($ in thousands)	2025	2024	Change
Total net favorable (unfavorable) reserve development	$(452)	$1,251	$(1,703)	136.1%

The following table shows net favorable (unfavorable) development by component for the three months ended March 31, 2025 and 2024:

$2.0
$1.0
$—
($1.0)
($2.0)
$1.0
($1.5)
$1.7
($0.4)
Three Months Ended March 31, 2025
Three Months Ended March 31, 2024
($ in millions)
Lloyd's Syndicates Operations
Purchase Accounting Amortization

•Lloyd's Syndicates Operations (Participation Discontinued): Net unfavorable reserve development associated with our discontinued Lloyd's Syndicates operations during the three months ended March 31, 2025 and 2024 was driven by higher than expected losses and development on certain large claims, primarily catastrophe related losses.
•Purchase Accounting Amortization: Net prior year reserve development for all periods presented included amortization of the purchase accounting fair value adjustment on NORCAL's assumed net reserve and amortization of the negative VOBA associated with NORCAL's DDR reserve which is recorded as a reduction to net losses and loss adjustment expenses.
•MPL/Medical Technology Liability: We did not recognize any prior year reserve development on our MPL or Medical Technology Liability lines of business based on our current quarter comparison of expected loss emergence to actual loss emergence. We will perform a more in-depth review of prior year reserves in the second quarter of 2025.
A detailed discussion of factors influencing our recognition of loss development is included in our Critical Accounting Estimates section under the heading "Reserve for Losses and Loss Adjustment Expenses" in our December 31, 2024 report on Form 10-K. Assumptions used in establishing our reserve are regularly reviewed and updated by management as new data becomes available. Any adjustments necessary are reflected in current operations. Due to the size of our reserve, even a small percentage adjustment to the assumptions can have a material effect on our results of operations for the period in which the change is made.

Underwriting, Policy Acquisition and Operating Expenses
Our Specialty P&C segment underwriting, policy acquisition and operating expenses were comprised as follows:

	Three Months Ended March 31
($ in thousands)	2025	2024	Change
DPAC amortization	$24,533	$25,843	$(1,310)	(5.1%)
Management fees	1,129	1,145	(16)	(1.4%)
Other underwriting and operating expenses	22,973	24,344	(1,371)	(5.6%)
Total	$48,635	$51,332	$(2,697)	(5.3%)
DPAC amortization decreased for the 2025 three-month period as compared to the same period of 2024 primarily driven by a decrease in agent commissions, partially offset by an increase in premium taxes and capitalized compensation-related costs.
Management fees are charged pursuant to a management agreement by the Corporate segment to the core domestic operating subsidiaries within our Specialty P&C segment for services provided based on the extent to which services are provided to the subsidiary and the amount of premium written by the subsidiary. While the terms of the management agreement were consistent between 2025 and 2024, fluctuations in the amount of premium written by each subsidiary can result in corresponding variations in the management fee charged to each subsidiary during a particular period.
Other underwriting and operating expenses decreased for the 2025 three-month period as compared to the same period of 2024 primarily attributable to lower professional fees and a decrease in our share of Syndicate 1729's operating expenses due to our ceased participation for the 2024 underwriting year, partially offset by higher incentive based compensation. The decrease in professional fees for the 2025 three-month period was driven by a reduction in fees associated with a data analytics services agreement. The remaining variance in other underwriting and operating expenses for the 2025 three-month period as compared to the same period of 2024 was comprised of individually insignificant components.
Underwriting Expense Ratio (the Expense Ratio)
Our expense ratio for the Specialty P&C segment was as follows:

	Three Months Ended March 31
	2025	2024	Change
Underwriting expense ratio	26.5%	27.2%	(0.7	pts)
The change in our expense ratio for the 2025 three-month period as compared to the same period of 2024 was primarily attributable to the following:

Increase (Decrease) 2025 versus 2024
(In percentage points)	Comparative three-month periods
Estimated ratio increase (decrease) attributable to:
Change in net premiums earned and DPAC amortization(1)	(0.3 pts)
Tail premium(2)	(0.7 pts)
All other, net	0.3 pts
Decrease in the underwriting expense ratio	(0.7 pts)
(1) Excludes tail premium.
(2) Represents the impact of the tail premium written in the period as these premiums are typically fully earned when written with minimal associated expenses.
Excluding the impact of the items specifically identified in the table above, our expense ratio remained relatively unchanged for the 2025 three-month period as compared to the same period of 2024.

Segment Results - Workers' Compensation Insurance
Our Workers' Compensation Insurance segment includes workers' compensation products provided to employers generally with 1,000 or fewer employees, as discussed in Note 16 of the Notes to Consolidated Financial Statements in our December 31, 2024 report on Form 10-K. Segment results included the following:

	Three Months Ended March 31
($ in thousands)	2025	2024	Change
Net premiums written	$51,606	$50,353	$1,253	2.5%

Net premiums earned	$41,524	$41,094	$430	1.0%
Other income	390	477	(87)	(18.2%)
Net losses and loss adjustment expenses	(30,153)	(31,636)	1,483	(4.7%)
Underwriting, policy acquisition and operating expenses	(15,603)	(14,490)	(1,113)	7.7%
Segment results	$(3,842)	$(4,555)	$713	15.7%

Net loss ratio	72.6%	77.0%	(4.4 pts)
Underwriting expense ratio	37.6%	35.3%	2.3 pts
Premiums Written
Our workers’ compensation premium volume is driven by five primary factors: (1) the amount of new business written, (2) retention of our existing book of business, (3) premium rates charged on our renewal book of business, (4) changes in payroll exposure and (5) audit premium.
Gross, ceded and net premiums written were as follows:

	Three Months Ended March 31
($ in thousands)	2025	2024	Change
Gross premiums written	$69,809	$72,615	$(2,806)	(3.9%)
Less: Ceded premiums written	18,203	22,262	(4,059)	(18.2%)
Net premiums written	$51,606	$50,353	$1,253	2.5%
Gross Premiums Written
Gross premiums written by product were as follows:

	Three Months Ended March 31
($ in thousands)	2025	2024	Change
Traditional business:
Direct	$52,108	$52,109	$(1)	—%
Other	1,616	1,531	85	5.6%
Total traditional business (1)	53,724	53,640	84	0.2%
Alternative market business(2)	16,085	18,975	(2,890)	(15.2%)
Total	$69,809	$72,615	$(2,806)	(3.9%)
(1) Gross premiums written remained relatively unchanged for the 2025 three-month period as compared to the same period of 2024 as an increase in renewal premium was offset by lower new business written. Renewal business reflected premium related to policies that renewed as traditional business that were previously written in one of the programs in our Segregated Portfolio Cell Reinsurance segment totaling $1.3 million. Renewal and new business results continue to reflect the competitive workers' compensation market conditions, including the impact of compounded state loss cost reductions in our core operating territories.
(2) A majority of alternative market premiums are ceded to SPCs in our Segregated Portfolio Cell Reinsurance segment. See further discussion on alternative market gross premiums written in our Segment Results - Segregated Portfolio Cell Reinsurance section under the heading "Gross Premiums Written" that follows. We retained five of the seven workers’ compensation alternative market programs that were up for renewal during the three months ended March 31, 2025. Two agency-owned programs were non-renewed and placed in run-off effective January 1, 2025.

New business, audit premium, renewal retention and renewal price changes for our traditional business and the alternative market business are shown in the table below:

	Three Months Ended March 31
	2025			2024
($ in millions)	Traditional Business	Alternative Market Business (3)	Segment Results	Traditional Business	Alternative Market Business (3)	Segment Results
New business	$5.1	$1.0	$6.1	$8.2	$1.3	$9.5
Audit premium (excluding EBUB)	$2.0	$0.7	$2.7	$1.9	$1.4	$3.3
Retention rate (1)	86%	89%	87%	87%	75%	83%
Change in renewal pricing (2)	—%	(3%)	(1%)	(5%)	(2%)	(4%)
(1) We calculate our workers' compensation retention as renewed premium divided by premium available to renew. Beginning in the fourth quarter of 2024, we revised our calculation of retention to remove the impacts of audit premium. Previously, premium available to renew in the calculation included premium adjustments related to audits of expired policies which impacted retention. The prior period has been recast to conform to the current period calculation. Our retention rate can be impacted by various factors, including price or other competitive issues, insureds being acquired, or a decision not to renew based on our underwriting evaluation.

(2) The pricing of our business includes an assessment of the underlying policy exposure and market conditions. We continue to base our pricing on expected losses, as indicated by our historical loss data.

(3) Represents alternative market business ceded to SPCs in our Segregated Portfolio Cell Reinsurance segment.
Ceded Premiums Written
Ceded premiums written were as follows:

	Three Months Ended March 31
($ in thousands)	2025	2024	Change
Premiums ceded to SPCs(1)	$12,714	$15,997	$(3,283)	(20.5%)
Premiums ceded to external reinsurers(2)	2,118	3,287	(1,169)	(35.6%)
Other(3)	3,371	2,978	393	13.2%
Total ceded premiums written	$18,203	$22,262	$(4,059)	(18.2%)
(1) Represents alternative market business that is ceded under 100% quota share reinsurance agreements to the SPCs in our Segregated Portfolio Cell Reinsurance segment. See further discussion on alternative market gross premiums written in our Segment Results - Segregated Portfolio Cell Reinsurance section under the heading "Gross Premiums Written" that follows.

(2) Premiums ceded under our traditional reinsurance treaty are based on premiums earned during the treaty period. The decrease for the three months ended March 31, 2025 as compared to the same period of 2024 reflected lower ceded premium related to a $1.4 million reduction in reinstatement premium, partially offset by a higher average reinsurance rate. The reinstatement premium reduction related to a large 2021 accident year claim reserve decrease during the 2025 three-month period.

(3) This component of ceded premiums written primarily represents alternative market business ceded to unaffiliated captive insurers for two programs under 100% quota share reinsurance agreements.
Ceded Premiums Ratio
The ceded premiums ratio was as follows:

	Three Months Ended March 31
	2025	2024	Change
Ceded premiums ratio, as reported	28.4%	33.2%	(4.8	pts)
Less the effect of:
Premiums ceded to SPCs (100%)	20.1%	23.2%	(3.1	pts)
Other	3.3%	2.3%	1.0	pts
Ceded premiums ratio (related to external reinsurance), less the effects of above	5.0%	7.7%	(2.7	pts)
The above table reflects traditional ceded premiums earned as a percentage of traditional gross premiums earned. As discussed above, premiums ceded under our traditional reinsurance treaty are based on premiums earned during the treaty period. The decrease in the ceded premiums ratio for the three months ended March 31, 2025 reflects lower ceded premium related to a $1.4 million reduction in reinstatement premium, partially offset by a higher average reinsurance rate.

Net Premiums Earned
Net premiums earned consist of gross premiums earned less the portion of earned premiums that we cede to SPCs in our Segregated Portfolio Cell Reinsurance segment, external reinsurers and the unaffiliated captive insurers. Because premiums are generally earned pro rata over the entire policy period, fluctuations in premiums earned tend to lag those of premiums written. Our workers’ compensation policies are twelve month term policies, and premiums are earned on a pro rata basis over the policy period. Net premiums earned also include premium adjustments related to the audit of our insureds' payrolls, changes in our estimates related to EBUB and premium adjustments related to retrospectively-rated policies. Payroll audits are conducted subsequent to the end of the policy period and any related premium adjustments are recorded as fully earned in the current period. We evaluate our estimates related to EBUB and retrospectively-rated premium adjustments on a quarterly basis with any adjustments being included in written and earned premium in the current period.
Net premiums earned were as follows:

	Three Months Ended March 31
($ in thousands)	2025	2024	Change
Gross premiums earned	$57,976	$61,539	$(3,563)	(5.8%)
Less: Ceded premiums earned	16,452	20,445	(3,993)	(19.5%)
Net premiums earned	$41,524	$41,094	$430	1.0%
Net premiums earned increased during the three months ended March 31, 2025 as compared to the same period of 2024, primarily driven by lower ceded premiums earned related to a $1.4 million reduction in reinstatement premium, partially offset by the pro rata effect of a decrease in the volume of written premium during the preceding twelve months.
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

	Three Months Ended March 31
	2025	2024	Change
Calendar year net loss ratio	72.6%	77.0%	(4.4	pts)
Less impact of prior accident years on the net loss ratio	(2.4%)	—%	(2.4	pts)
Current accident year net loss ratio	75.0%	77.0%	(2.0	pts)
The current accident year net loss ratio of 75.0% for the 2025 three-month period improved 2.0 percentage points as compared to the 2024 three-month period and full year current accident year net loss ratio of 77.0%. While we continue to consider the impact of medical cost inflation on our loss results, we expect our 2025 medical loss trends to be favorably impacted by cost control initiatives that were implemented during the first quarter of 2025.
We recognized $1.0 million of net favorable prior accident year reserve development for the three months ended March 31, 2025 reflecting a large claim reserve reduction from the 2021 accident year, which had previously exceeded the per person maximum limit under our reinsurance contract. We did not recognize any prior accident year reserve development for the three months ended March 31, 2024.
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

Our Workers' Compensation Insurance segment underwriting, policy acquisition and operating expenses were comprised as follows:

	Three Months Ended March 31
($ in thousands)	2025	2024	Change
DPAC amortization	$7,387	$7,380	$7	0.1%
Management fees	524	545	(21)	(3.9%)
Other underwriting and operating expenses(1)	10,557	10,051	506	5.0%
SPC ceding commission offset(2)	(2,865)	(3,486)	621	(17.8%)
Total	$15,603	$14,490	$1,113	7.7%
(1) Other underwriting and operating expenses increased for the three months ended March 31, 2025 as compared to the same period of 2024, primarily reflecting higher premium write-offs and an increase in information technology costs.
(2) As previously discussed, alternative market premiums written by our Workers' Compensation Insurance segment are 100% ceded, less a ceding commission, to either the SPCs in our Segregated Portfolio Cell Reinsurance segment or unaffiliated captive insurers. The ceding commission charged to the SPCs consists of an amount for fronting fees, cell rental fees, commissions, premium taxes, claims administration fees and risk management fees. The fronting fees, commissions, premium taxes and risk management fees are recorded as an offset to underwriting, policy acquisition and operating expenses. Cell rental fees are recorded as a component of other income and claims administration fees are recorded as ceded ULAE. SPC ceding commissions earned decreased for the three months ended March 31, 2025 as compared to the same period of 2024, reflecting the reduction in alternative market written premium.
Underwriting Expense Ratio (the Expense Ratio)
The underwriting expense ratio included the impact of the following:

	Three Months Ended March 31
	2025	2024	Change
Underwriting expense ratio, as reported	37.6%	35.3%	2.3	pts
Less estimated ratio increase (decrease) attributable to:
Impact of ceding commissions received from SPCs	4.5%	4.4%	0.1	pts
Impact of audit premium	(1.3%)	(1.0%)	(0.3	pts)
Underwriting expense ratio, less listed effects	34.4%	31.9%	2.5	pts
Excluding the items noted in the table above, the expense ratio increased for the three months ended March 31, 2025 primarily reflecting the increase in other underwriting and operating expenses, as previously discussed.

Segment Results - Segregated Portfolio Cell Reinsurance
The Segregated Portfolio Cell Reinsurance segment includes the results (underwriting profit or loss, plus investment results, net of U.S. federal income taxes) of SPCs at Inova Re and Eastern Re, our Cayman Islands SPC operations, as discussed in Note 16 of the Notes to Consolidated Financial Statements in our December 31, 2024 report on Form 10-K. SPCs are segregated pools of assets and liabilities that provide an insurance facility for a defined set of risks. Assets of each SPC are solely for the benefit of that individual cell and each SPC is solely responsible for the liabilities of that individual cell. Assets of one SPC are statutorily protected from the creditors of the others. As of March 31, 2025, there were twenty-six (eight inactive) SPCs.
Segment results reflect our share of the underwriting and investment results of the SPCs in which we participate and included the following:

	Three Months Ended March 31
($ in thousands)	2025	2024	Change
Net premiums written	$10,789	$13,621	$(2,832)	(20.8%)

Net premiums earned	$11,497	$14,168	$(2,671)	(18.9%)
Net investment income	816	693	123	17.7%
Net investment gains (losses)	(335)	1,471	(1,806)	(122.8%)
Other income (expenses)	(1)	(1)	—	—%
Net losses and loss adjustment expenses	(7,560)	(10,064)	2,504	(24.9%)
Underwriting, policy acquisition and operating expenses	(4,135)	(4,713)	578	(12.3%)
SPC U.S. federal income tax (expense) benefit (1)	(348)	(416)	68	(16.3%)
SPC net results	(66)	1,138	(1,204)	(105.8%)
SPC dividend (expense) income (2)	248	(607)	(855)	(140.9%)
Segment results (3)	$182	$531	$(349)	(65.7%)

Net loss ratio	65.8%	71.0%	(5.2 pts)
Underwriting expense ratio	36.0%	33.3%	2.7 pts
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
Gross, ceded and net premiums written were as follows:

	Three Months Ended March 31
($ in thousands)	2025	2024	Change
Gross premiums written	$12,748	$15,934	$(3,186)	(20.0%)
Less: Ceded premiums written	1,959	2,313	(354)	(15.3%)
Net premiums written	$10,789	$13,621	$(2,832)	(20.8%)

Gross Premiums Written
Gross premiums written reflected reinsurance premiums assumed by component as follows:

	Three Months Ended March 31
($ in thousands)	2025	2024	Change
Workers' compensation	$12,714	$15,997	$(3,283)	(20.5%)
Medical professional liability	34	(63)	97	154.0%
Gross Premiums Written	$12,748	$15,934	$(3,186)	(20.0%)
Gross premiums written for the three months ended March 31, 2025 and 2024 were primarily comprised of workers' compensation coverages assumed from our Workers' Compensation Insurance segment. Workers' compensation gross premiums written decreased during the 2025 three-month period as compared to the same period of 2024 which reflected a reduction in new business written and lower audit premium. In addition, two agency-owned programs with annual premium of $6.2 million were non-renewed and placed in run-off effective January 1, 2025. Policies expiring in these programs during 2025 will be considered for renewal in other alternative market programs or as traditional business in our Workers' Compensation Insurance segment.
We retained four of the six workers' compensation programs up for renewal during the three months ended March 31, 2025.
Ceded Premiums Ratio
The ceded premiums ratio was as follows:

	Three Months Ended March 31
	2025	2024	Change
Ceded premiums ratio	15.4%	14.5%	0.9 pts
For the workers' compensation business, each SPC has in place its own external reinsurance coverage. The medical professional liability business is assumed net of reinsurance from our Specialty P&C segment; therefore, there are no ceded premiums related to the medical professional liability business reflected in the table above. Workers' compensation premiums ceded under our SPC reinsurance treaty are based on premiums written during the program year that renews during the treaty period. The above table reflects ceded premiums as a percentage of gross premiums written. The ceded premiums ratio reflects the weighted average reinsurance rates of all SPC programs, which increased for the contract year effective May 1, 2024.
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
Gross, ceded and net premiums earned were as follows:

	Three Months Ended March 31
($ in thousands)	2025	2024	Change
Gross premiums earned	$13,343	$16,410	$(3,067)	(18.7%)
Less: Ceded premiums earned	1,846	2,242	(396)	(17.7%)
Net premiums earned	$11,497	$14,168	$(2,671)	(18.9%)
The decrease in net premiums earned during the three months ended March 31, 2025 as compared to the same period of 2024 reflected the non-renewal of three SPCs during 2024 and the non-renewal of two SPCs effective January 1, 2025, as previously discussed. The decrease in net premiums earned during the three months ended March 31, 2025 also reflected a decrease in audit premium.

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
Calendar year and current accident year net loss ratios for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31
	2025	2024	Change
Calendar year net loss ratio	65.8%	71.0%	(5.2	pts)
Less impact of prior accident years on the net loss ratio	(3.0%)	5.9%	(8.9	pts)
Current accident year net loss ratio	68.8%	65.1%	3.7	pts
The current accident year net loss ratio increased for the 2025 three-month period as compared to the same period of 2024 primarily reflecting the impact of higher lost-time claim frequency and severity.
We recognized net favorable prior year reserve development of $0.4 million for the three months ended March 31, 2025 driven by net favorable development in the workers' compensation business reflecting favorable trends in claim closing patterns primarily in accident years 2022 through 2024. We recognized net unfavorable prior year reserve development for the 2024 three-month period of $0.9 million which reflected net favorable development in the workers' compensation business of $0.5 million, which was more than offset by net unfavorable development of $1.4 million in the medical professional liability business. The net favorable development related to the workers' compensation business for the 2024 three-month period reflected overall favorable trends in claim closing patterns primarily in accident years 2020 through 2022. The net unfavorable development in the medical professional liability business primarily reflected higher than expected claim frequency in the program that assumed both workers' compensation and medical professional liability insurance, which was non-renewed effective January 1, 2024. We do not participate in the underwriting results of this program.
Underwriting, Policy Acquisition and Operating Expenses
Underwriting Expense Ratio (the Expense Ratio)
See further information regarding our Segregated Portfolio Cell Reinsurance segment's underwriting, policy acquisition and operating expenses in Note 12 of the Notes to Condensed Consolidated Financial Statements. The underwriting expense ratio included the impact of the following:

	Three Months Ended March 31
	2025	2024	Change
Underwriting expense ratio, as reported	36.0%	33.3%	2.7 pts
Less: impact of audit premium on expense ratio	(2.4%)	(3.5%)	(1.1 pts)
Underwriting expense ratio, excluding the effect of audit premium	38.4%	36.8%	1.6 pts
Excluding the effect of audit premium, the increase in the underwriting expense ratio for the 2025 three-month period as compared to the same period of 2024 primarily reflected a higher average ceding commission rate due to the non-renewal of the SPCs, as discussed above under the heading "Net Premiums Earned," and an increase in the allowance for credit losses.

Segment Results - Corporate
Our Corporate segment includes our investment operations excluding those reported in our Segregated Portfolio Cell Reinsurance segment as discussed in Note 16 of the Notes to Consolidated Financial Statements in our December 31, 2024 report on Form 10-K. In addition, this segment includes corporate expenses, interest expense, U.S. and U.K. income taxes and foreign currency exchange rate gains and losses. As previously discussed under the heading "ProAssurance Overview," we changed the composition of our operating and reportable segments during the first quarter of 2025. As a result, we now report the results of coverage processed through IAO, Inc. d/b/a ProAssurance Agency in the Specialty P&C segment which were previously reported in the Corporate segment. All prior period segment information has been recast to conform to the current period presentation. The change in presentation had no impact on previously reported consolidated financial results. See further information regarding this presentation change in Note 12 of the Notes to Condensed Consolidated Financial Statements.
Segment results for the three months ended March 31, 2025 exclude transaction-related costs including the associated income tax benefit attributable to the proposed merger transaction with The Doctors Company, as we do not consider these costs in assessing the financial performance of the segment. We did not incur any transaction-related costs in the three months ended March 31, 2024. For additional information on the proposed merger with The Doctors Company see Note 1 of the Notes to Condensed Consolidated Financial Statements. Segment results for our Corporate segment were net earnings of $18.0 million for the three months ended March 31, 2025 as compared to $21.9 million for the same period of 2024 and included the following:

	Three Months Ended March 31
($ in thousands)	2025	2024	Change
Net investment income	$36,135	$33,204	$2,931	8.8%
Equity in earnings (loss) of unconsolidated subsidiaries	$4,015	$2,963	$1,052	35.5%
Net investment gains (losses)	$(1,358)	$(1,739)	$381	21.9%
Other income (expense)	$(7,283)	$1,999	$(9,282)	(464.3%)
Operating expense	$8,102	$8,150	$(48)	(0.6%)
Interest expense	$5,160	$5,657	$(497)	(8.8%)
Income tax expense (benefit)	$229	$692	$(463)	(66.9%)
Net Investment Income
Net investment income is primarily derived from the income earned by our fixed maturity securities and also includes dividend income from equity securities, income from our short-term and cash equivalent investments, earnings from other investments and changes in the cash surrender value of BOLI contracts, net of investment fees and expenses.
Net investment income (loss) by investment category was as follows:

	Three Months Ended March 31
($ in thousands)	2025	2024	Change
Fixed maturities	$34,404	$30,957	$3,447	11.1%
Equities	878	892	(14)	(1.6%)
Short-term investments, including Other	2,250	3,075	(825)	(26.8%)
BOLI	618	452	166	36.7%
Investment fees and expenses	(2,015)	(2,172)	157	(7.2%)
Net investment income	$36,135	$33,204	$2,931	8.8%
Fixed Maturities
Income from our fixed maturities increased during the 2025 three-month period as compared to the same period of 2024 driven by higher average book yields as we take advantage of the current interest rate environment as our portfolio matures. Additionally, average investment balances were approximately 1.3% higher for the 2025 three-month period as compared to the same period of 2024.
Average yields for our fixed maturity portfolio were as follows:

	Three Months Ended March 31
	2025	2024
Average income yield	3.6%	3.3%
Average tax equivalent income yield	3.6%	3.3%

Short-term Investments and Other Investments
Short-term investments, which have a maturity at purchase of one year or less, are carried at fair value, which approximates their cost basis, and are primarily composed of investments in U.S. treasury obligations, commercial paper, money market funds and a certificate of deposit. Income from our short-term and other investments decreased during the 2025 three-month period as compared to the same period of 2024 primarily due to lower average investment balances and lower yields given the decrease in interest rates.
Equity in Earnings (Loss) of Unconsolidated Subsidiaries
Equity in earnings (loss) of unconsolidated subsidiaries was comprised as follows:

	Three Months Ended March 31
($ in thousands)	2025	2024	Change
All other investments, primarily investment fund LPs/LLCs	$4,070	$3,066	$1,004	32.7%
Tax credit partnerships	(55)	(103)	48	(46.6%)
Equity in earnings (loss) of unconsolidated subsidiaries	$4,015	$2,963	$1,052	35.5%
We hold interests in certain LPs/LLCs that generate earnings from trading portfolios, secured debt, debt securities, multi-strategy funds and private equity investments. The performance of the LPs/LLCs is affected by the volatility of equity and credit markets. For our investments in LPs/LLCs, we record our allocable portion of the partnership operating income or loss as the results of the LPs/LLCs become available, typically following the end of a reporting period. Our investment results from our portfolio of investments in LPs/LLCs increased for the 2025 three-month period as compared to the same period of 2024 primarily due to the performance of three LPs/LLCs which reflected higher market valuations during the fourth quarter of 2024.
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

Net Investment Gains (Losses)
The following table provides detailed information regarding our net investment gains (losses).

	Three Months Ended March 31
(In thousands)	2025	2024
Total impairment losses
Corporate debt	$(415)	$(1,316)
Asset-backed securities	260	(194)
Portion of impairment losses recognized in other comprehensive income before taxes:
Corporate debt	(102)	576
Net impairment losses recognized in earnings	(257)	(934)
Gross realized gains, available-for-sale fixed maturities	774	366
Gross realized (losses), available-for-sale fixed maturities	(2,605)	(1,099)
Net realized gains (losses), trading fixed securities	9	15
Net realized gains (losses), equity investments	(848)	(704)
Net realized gains (losses), other investments	—	1,776
Change in unrealized holding gains (losses), trading fixed securities	(188)	214
Change in unrealized holding gains (losses), equity investments	1,795	(249)
Change in unrealized holding gains (losses), convertible securities, carried at fair value as a part of other investments	(40)	(1,119)
Other	2	(5)
Net investment gains (losses)	$(1,358)	$(1,739)
For the three months ended March 31, 2025, we recognized $0.3 million of credit-related impairment losses in earnings and a reversal of a nominal amount of non-credit impairment losses in OCI. The credit-related impairment losses in earnings for the three months ended March 31, 2025 primarily related to four corporate bonds in the real estate sector, partially offset by the reversal of credit-related impairment losses in earnings due to the sale of a corporate bond in the consumer sector. For the three months ended March 31, 2024, we recognized $0.9 million of credit-related impairment losses in earnings related to a corporate bond in the consumer sector as well as an asset-backed security. We recognized non-credit impairment losses in OCI of $0.6 million related to a corporate bond during the 2024 three-month period.
During the three months ended March 31, 2025, we recognized $1.4 million of net investment losses driven by realized losses from the sale of certain available-for-sale fixed maturities and, to a lesser extent, the sale of equity investments, partially offset by unrealized holding gains resulting from changes in the fair value of our equity investments.
We recognized $1.7 million of net investment losses during the three months ended March 31, 2024 driven primarily by realized losses from unrealized holding losses resulting from changes in the fair value of our convertible securities and, to a lesser extent, the sale of certain available-for-sale fixed maturities.
Operating Expenses
Corporate segment operating expenses were comprised as follows:

	Three Months Ended March 31
($ in thousands)	2025	2024	Change
Operating expenses	$9,755	$9,840	$(85)	(0.9%)
Management fee offset	(1,653)	(1,690)	37	(2.2%)
Total	$8,102	$8,150	$(48)	(0.6%)
Operating expenses remained relatively unchanged for the 2025 three-month period as compared to the same period of 2024 as an increase in share-based compensation expenses and compensation-related costs was more than offset by a decrease in professional fees and other individually insignificant operating costs. The increase in share-based compensation expenses for the 2025 three-month period was due to the timing of grants of prior year share-based awards. The increase in compensation-related costs during the 2025 three-month period primarily reflected higher incentive based compensation. The decrease in professional fees for the 2025 three-month period primarily reflected a decrease in temporary personnel fees and external audit fees.

Core domestic operating subsidiaries within our Specialty P&C segment and our Workers' Compensation Insurance segment are charged a management fee by the Corporate segment for services provided to these subsidiaries. The management fee is based on the extent to which services are provided to the subsidiary and the amount of premium written by the subsidiary. Under the arrangement, the expenses associated with such services are reported as expenses of the Corporate segment, and the management fees charged are reported as an offset to Corporate operating expenses. While the terms of the arrangement were consistent between 2025 and 2024, fluctuations in the amount of premium written by each subsidiary can result in corresponding variations in the management fee charged to each subsidiary during a particular period.
Interest Expense
Interest expense for the three months ended March 31, 2025 and 2024 was comprised as follows:

	Three Months Ended March 31
($ in thousands)	2025	2024	Change
Contribution Certificates (including accretion)(1)	$1,734	$1,898	$(164)	(8.6%)
Revolving Credit Agreement (including fees and amortization)	2,143	2,640	(497)	(18.8%)
Term Loan (including fees and amortization)	1,977	2,477	(500)	(20.2%)
(Gain)/loss on cash flow hedges reclassified from AOCI	(694)	(1,358)	664	(48.9%)
Interest expense	$5,160	$5,657	$(497)	(8.8%)
(1) Includes accretion of approximately $0.3 million for the three months ended March 31, 2025 as compared to $0.5 million during the same period of 2024, which is recorded as an increase to interest expense as a result of the difference between the recorded acquisition date fair value and the principal balance of the Contribution Certificates associated with our acquisition of NORCAL.

Interest expense decreased for the three months ended March 31, 2025 as compared to the same period of 2024 driven by lower interest expense on our Revolving Credit Agreement and Term Loan due to a decrease in the margin component of the rates as a result of our lower debt to capitalization ratio during the second half of 2024. Interest expense in both periods also includes the impact of our Interest Rate Swaps which are designated as highly effective cash flow hedges to manage our exposure to interest rate risk due to variability in the base rates on the borrowings under both the Revolving Credit Agreement and Term Loan. See further discussion on our outstanding debt in Note 7 of the Notes to Condensed Consolidated Financial Statements and additional information regarding our Interest Rate Swaps is provided in Note 8 of the Notes to Condensed Consolidated Financial Statements.
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

	Three Months Ended March 31
(In thousands)	2025	2024
Corporate segment income tax expense (benefit)	$229	$692
Income tax expense (benefit) - transaction-related costs*	(739)	—
Consolidated income tax expense (benefit)	$(510)	$692
*Represents the income tax benefit associated with professional fees incurred during the first quarter of 2025 related to the proposed merger transaction with The Doctors Company (see Note 1 of the Notes to Condensed Consolidated Financial Statements). These costs are not included in a segment as we do not consider these costs in assessing the financial performance of any of our operating or reportable segments. See Note 12 of the Notes to Condensed Consolidated Financial Statements for a reconciliation of our segment results to our consolidated results.

Listed below are the primary factors affecting our consolidated effective tax rate for the three months ended March 31, 2025 and 2024. The comparability of each factor's impact on our effective tax rate is affected by the consolidated pre-tax loss recognized during the three months ended March 31, 2025 as compared to consolidated pre-tax income recognized during the same period of 2024. Factors that have the same directional impact on income tax expense in each period have an opposite impact on our effective tax rate due to the effective tax rate being calculated based upon a pre-tax loss during the three months ended March 31, 2025 versus the pre-tax income during the same period of 2024. These factors include the following:

	Three Months Ended March 31
	2025		2024
($ in thousands)	Income tax (benefit) expense	Rate Impact	Income tax (benefit) expense	Rate Impact
Computed "expected" tax expense (benefit) at statutory rate	$(1,330)	21.0%	$1,117	21.0%
Tax-exempt income (1)	(249)	3.9%	(249)	(4.7%)
Tax credits	(5)	0.1%	(8)	(0.1%)
Non-U.S. operating results	249	(3.9%)	(287)	(5.4%)
Tax deficiency (excess tax benefit) on share-based compensation	332	(5.2%)	415	7.8%
Transaction-related costs (2)	315	(5.0%)	—	—%
Estimated annual tax rate differential (3)	(100)	1.6%	(680)	(12.8%)
Change in limitation of future deductibility of certain executive compensation (4)	440	(6.9%)	(466)	(8.8%)
State Income Taxes	(170)	2.7%	854	16.1%
Other	8	(0.2%)	(4)	(0.1%)
Total income tax expense (benefit)	$(510)	8.1%	$692	13.0%
(1) Includes tax-exempt interest, dividends received deduction and change in cash surrender value of BOLI.
(2) Represents the tax impact of the non-deductible portion of transaction-related costs incurred during the first quarter of 2025 associated with the proposed merger transaction with The Doctors Company (see Note 1 of the Notes to Condensed Consolidated Financial Statements).
(3) Represents the tax rate differential between our actual effective tax rate for the three months ended March 31, 2025 and 2024 and our projected annual effective tax rate as of March 31, 2025 and March 31, 2024 as calculated under the estimated annual effective tax rate method.
(4) Represents the amount of executive compensation that is in excess of the statutory limitation for three months ended March 31, 2025 and 2024.
Our effective tax rate for the 2025 and 2024 three-month periods as shown in the table above, differed from our projected annual effective tax rate of 22.0% and 17.3%, respectively, due to certain discrete items. When we utilize the estimated annual effective tax rate method, certain items are treated as discrete items and are reflected in the effective tax rate in the period in which they are included in net income (loss). These discrete items decreased our effective tax rate by 13.9% and 4.3% for the 2025 and 2024 three-month periods, respectively, and were comprised of individually insignificant components.
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
The following tables summarize estimated changes in the fair value of our available-for-sale fixed maturity securities for specific hypothetical changes in interest rates by asset class at March 31, 2025 and December 31, 2024. There are principally two factors that determine interest rates on a given security: changes in the level of yield curves and credit spreads. As different asset classes can be affected in different ways by movements in those two factors, we have separated our portfolio by asset class in the following tables.

	Interest Rate Shift in Basis Points
	March 31, 2025
($ in millions)	(200)	(100)	Current	100	200
Fair Value:
Fixed maturities, available-for-sale:
U.S. Treasury obligations	$263	$257	$250	$244	$239
U.S. Government-sponsored enterprise obligations	14	14	13	13	12
State and municipal bonds	517	495	474	453	433
Corporate debt	1,879	1,818	1,759	1,703	1,650
Asset-backed securities	1,241	1,204	1,167	1,129	1,092
Total fixed maturities, available-for-sale	$3,914	$3,788	$3,663	$3,542	$3,426

Duration:
Fixed maturities, available-for-sale:
U.S. Treasury obligations	2.50	2.44	2.39	2.34	2.28
U.S. Government-sponsored enterprise obligations	3.52	3.57	3.71	3.82	3.83
State and municipal bonds	4.16	4.27	4.43	4.60	4.67
Corporate debt	3.37	3.37	3.34	3.29	3.22
Asset-backed securities	2.85	3.00	3.12	3.23	3.30
Total fixed maturities, available-for-sale	3.25	3.31	3.35	3.37	3.36

	Interest Rate Shift in Basis Points
	December 31, 2024
($ in millions)	(200)	(100)	Current	100	200
Fair Value:
Fixed maturities, available-for-sale:
U.S. Treasury obligations	$260	$252	$244	$236	$229
U.S. Government-sponsored enterprise obligations	16	15	15	14	14
State and municipal bonds	486	466	446	427	409
Corporate debt	1,832	1,779	1,728	1,679	1,632
Asset-backed securities	1,221	1,185	1,149	1,113	1,077
Total fixed maturities, available-for-sale	$3,815	$3,697	$3,582	$3,469	$3,361

Duration:
Fixed maturities, available-for-sale:
U.S. Treasury obligations	2.49	2.43	2.38	2.33	2.28
U.S. Government-sponsored enterprise obligations	3.33	3.40	3.51	3.56	3.55
State and municipal bonds	4.04	4.13	4.25	4.41	4.50
Corporate debt	3.18	3.20	3.18	3.13	3.08
Asset-backed securities	2.81	2.96	3.05	3.15	3.19
Total fixed maturities, available-for-sale	3.13	3.19	3.22	3.24	3.23
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
At March 31, 2025, our fixed maturities portfolio includes fixed maturities classified as trading securities which do not have a significant amount of exposure to market interest rates or credit spreads.

Our cash and short-term investments at March 31, 2025 were carried at fair value which approximates their cost basis due to their short-term nature. Our cash and short-term investments lack significant interest rate sensitivity due to their short duration.
Debt
We are exposed to interest rate risk due to variability in the base rate on borrowings under our Revolving Credit Agreement and Term Loan. Borrowings under our Revolving Credit Agreement and Term Loan accrue interest at a selected SOFR base rate, adjusted by a margin. To manage our exposure to interest rate risk on any borrowings under these agreements, we entered into two Interest Rate Swaps which effectively fix the base rate on borrowings under the Revolving Credit Agreement and Term Loan to 3.187% and 3.207%, respectively. See further information regarding the Interest Rate Swaps in Note 8 of the Notes to Condensed Consolidated Financial Statements. As of March 31, 2025, the Revolving Credit Agreement and Term Loan have $125 million and $119 million in outstanding borrowings, respectively. Additional information regarding our debt is provided in Note 10 of the Notes to Consolidated Financial Statements in our December 31, 2024 report on Form 10-K.
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
As of March 31, 2025, 93% of our fixed maturity securities were rated investment grade as determined by NRSROs, such as Fitch, Moody’s and Standard & Poor’s. We believe that this concentration in investment grade securities reduces our exposure to credit risk on our fixed income investments to an acceptable level. However, investment grade securities, in spite of their rating, can rapidly deteriorate and result in significant losses. Ratings published by the NRSROs are one of the tools used to evaluate the creditworthiness of our securities. The ratings reflect the subjective opinion of the rating agencies as to the creditworthiness of the securities; therefore, we may be subject to additional credit exposure should the ratings prove to be unreliable.
We also have exposure to credit risk related to our premiums receivable and receivables from reinsurers; however, to-date we have not experienced any significant amount of credit losses. At March 31, 2025, our premiums receivable was approximately $247 million, net of an allowance for expected credit losses of approximately $8 million. See Note 1 of the Notes to Consolidated Financial Statements in our December 31, 2024 report on Form 10-K for further information on our allowance for expected credit losses related to our premiums receivable. Our receivables from reinsurers (with regard to both paid and unpaid losses) approximated $388 million at March 31, 2025 and $427 million at December 31, 2024. We monitor the credit risk associated with our reinsurers using publicly available financial and rating agency data. We have not historically experienced material credit losses due to the financial condition of a reinsurer, and as of March 31, 2025 our expected credit losses associated with our receivables from reinsurers were nominal in amount.
Foreign Currency Risk
Foreign currency exchange rate gains (losses) are reported in our Corporate segment and are primarily related to foreign currency denominated loss reserves associated with premium assumed from an international medical professional liability insurer in our Specialty P&C segment. Our participation in this program has grown in recent years which has led to greater volatility in our results of operations even with nominal movements in exchange rates given the size of the reserve. Historically, we mitigated foreign currency exchange exposure and managed market risks that arise in the normal course of business by matching the currency and duration of associated investments to the corresponding loss reserves. During the current quarter we changed our hedging strategy around foreign currency exchange exposures. Instead of investing in foreign currency denominated available-for-sale fixed maturities, we began utilizing foreign currency forward contracts. Foreign currency forward contracts are typically short-term in nature with a maturity at inception of less than three months. At March 31, 2025, we had three foreign currency forward contracts with a notional amount of €92.0 million ($101.0 million based on March 31, 2025 exchange rates) and a fair value of approximately $1.4 million included as a component of other liabilities on the Condensed Consolidated Balance Sheet. The counterparty to the foreign currency forward contract is a major financial institution which had an investment grade rating of BBB as of March 31, 2025. Additional information regarding our foreign currency forward contracts is provided in Note 8 of the Notes to Condensed Consolidated Financial Statements and in the Executive Summary of Operations section under the heading "Revenues."

ITEM 4. CONTROLS AND PROCEDURES.
The principal executive officer and principal financial officer of the Company participated in management’s evaluation of our disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of March 31, 2025. ProAssurance’s disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on that evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.
Changes in Internal Control over Financial Reporting
There have been no significant changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, those controls during the quarter.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
See Note 6 of the Notes to Condensed Consolidated Financial Statements.
ITEM 1A. RISK FACTORS.
Our results may differ materially from those we expect and discuss in any forward-looking statements. The principal risk factors that may cause these differences are described in "Item 1A, Risk Factors" in our December 31, 2024 report on Form 10-K and other documents we file with the SEC, such as our current reports on Form 8-K. Other than as described below, there have been no material changes to the "Risk Factors" disclosed in Part 1, Item 1A of ProAssurance's December 31, 2024 report on Form 10-K.
There are numerous risks and uncertainties associated with the proposed acquisition by The Doctors Company.
We have entered into a definitive agreement to be acquired by The Doctors Company through a proposed merger transaction. See Note 1 of the Notes to Condensed Consolidated Financial Statements for further information. There are numerous risks and uncertainties around the transaction including, among others:
•risk that the parties are unable to complete the planned acquisition on the anticipated terms and timing. The transaction is subject to a number of closing conditions, including but not limited to approval by the Company’s stockholders and receipt of regulatory approvals. The failure to satisfy all the required conditions could prevent the acquisition from occurring. In addition, regulators could impose additional requirements or obligations as conditions for their approval. We can provide no assurance that we will obtain the necessary approvals within the estimated timeframe or at all, or that any such requirements that are imposed by regulators would not result in the termination of the transaction.
•risk that the Company’s stock price may fluctuate during the pendency of the proposed transaction and may decline if the proposed transaction is not completed;
•potential litigation relating to the proposed transaction that could be instituted against the Company or its directors, managers or officers, including the effects of any outcomes related thereto;
•risk that disruptions from the proposed transaction will harm the Company’s business, including current plans and operations, including during the pendency of the proposed transaction;
•ability of the Company to retain and hire key personnel;
•diversion of management’s time and attention from ordinary course business operations to completion of the proposed transaction and integration matters;
•potential adverse reactions or changes to business relationships resulting from the announcement or completion of the proposed transaction;
•potential business uncertainty, including changes to existing business relationships, during the pendency of the proposed transaction that could affect the Company’s financial performance;
•certain restrictions during the pendency of the proposed transaction that may impact the Company’s ability to pursue certain business opportunities or strategic transactions;
•possibility that the proposed transaction may be more expensive to complete than anticipated, including as a result of unexpected factors or events;
•unexpected costs, liabilities or delays associated with the transaction;
•behavior of competitors in response to the transaction; and

•occurrence of any event, change or other circumstance that could give rise to the termination of the proposed transaction, including in circumstances requiring the Company to pay a termination fee.
Any of these events could materially adversely affect our business, financial condition, results of operations, cash flows, liquidity and stock price.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(a)Not applicable.
(b)Not applicable.
(c)Information required by Item 703 of Regulation S-K.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs* (In thousands)
January 1 - January 31, 2025	—	N/A	—	$55,902
February 1 - February 28, 2025	—	N/A	—	$55,902
March 1 - March 31, 2025	—	N/A	—	$55,902
Total	—	$—	—
*Under its current plan begun in November 2010, the Board has authorized $600 million for the repurchase of common shares or the retirement of outstanding debt. This is ProAssurance’s only plan for the repurchase of common shares, and the plan has no expiration date.
ITEM 5. OTHER INFORMATION
During the three months ended March 31, 2025, no director or officer of the Company adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description

2.1
Agreement and Plan of Merger by and among ProAssurance Corporation, The Doctors Company and Jackson Acquisition Corporation, dated as of March 19, 2025, a copy of which was filed as an Exhibit to ProAssurance's Current Report on Form 8-K filed with the SEC on March 20, 2025 (File No. 001-16533) and incorporated herein by this reference.

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
May 6, 2025

/s/ Dana S. Hendricks
Dana S. Hendricks
Chief Financial Officer
(Duly authorized officer and principal financial officer)