Form 10-Q
period 2025-06-30
PROASSURANCE CORP
filed 2025-08-05
CIK 1127703

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025 or

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
As of July 31, 2025, there were 51,413,643 shares of the registrant’s common stock outstanding.

Glossary of Terms and Acronyms

When the following terms and acronyms appear in the text of this report, they have the meanings indicated below.

Term	Meaning
AAD	Annual aggregate deductible
AOCI	Accumulated other comprehensive income (loss)
ASU	Accounting Standards Update
Board	Board of Directors of ProAssurance Corporation
BOLI	Business owned life insurance
CARES Act	Coronavirus Aid, Relief and Economic Security Act
CODM	Chief Operating Decision Maker
DDR	Death, disability and retirement
DPAC	Deferred policy acquisition costs
Eastern Re	Eastern Re, LTD, S.P.C.
EBUB	Earned but unbilled premium
ERC	Employee Retention Credit
FAL	Funds at Lloyd's
FASB	Financial Accounting Standards Board
FHLB	Federal Home Loan Bank
FHLMC	Federal Home Loan Mortgage Corporation
FNMA	Federal National Mortgage Association
GAAP	Generally accepted accounting principles in the United States of America
GNMA	Government National Mortgage Association
IBNR	Incurred but not reported
Inova Re	Inova Re, LTD, S.P.C.
Interest Rate Swaps	ProAssurance's two forward-starting interest rate swap agreements associated with its Revolving Credit Agreement and Term Loan
IRS	Internal Revenue Service
LLC	Limited liability company
Lloyd's	Lloyd's of London market
LP	Limited partnership
MPL	Medical Professional Liability
Medical Technology Liability	Medical technology and life sciences products liability
NAV	Net asset value
NOL	Net operating loss
NORCAL	NORCAL Insurance Company, formerly known as NORCAL Mutual Insurance Company
NRSRO	Nationally recognized statistical rating organization
NYSE	New York Stock Exchange
OBBBA	One Big Beautiful Bill Act H.R.1 of 2025
OCI	Other comprehensive income (loss)
PCAOB	Public Company Accounting Oversight Board
PPM RRG	Preferred Physicians Medical Risk Retention Group, a Mutual Insurance Company
Revolving Credit Agreement	ProAssurance's $250 million revolving credit agreement
ROE	Return on equity
ROU	Right-of-use
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
SPC	Segregated portfolio cell
Specialty P&C	Specialty Property and Casualty
Syndicate 1729	Lloyd's of London Syndicate 1729

Term	Meaning
Syndicate 6131	Lloyd's of London Syndicate 6131 was a Special Purpose Arrangement with Lloyd's of London Syndicate 1729.
TCJA	Tax Cuts and Jobs Act H.R.1 of 2017
Term Loan	ProAssurance's $125 million delayed draw term loan
U.K.	United Kingdom of Great Britain and Northern Ireland
ULAE	Unallocated loss adjustment expenses
VIE	Variable interest entity
VOBA	Value of business acquired

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

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(In thousands, except share data)

	June 30, 2025	December 31, 2024
Assets
Investments
Fixed maturities, available-for-sale, at fair value (amortized cost, $3,810,930 and $3,803,835, respectively; allowance for expected credit losses, $2,774 and $3,399, respectively)	$3,659,830	$3,582,207
Fixed maturities, trading, at fair value (cost, $12,971 and $52,493, respectively)	13,048	53,157
Equity investments, at fair value (cost, $120,602 and $145,411, respectively)	108,758	130,158
Short-term investments	257,268	254,922
Business owned life insurance	81,418	80,179
Investment in unconsolidated subsidiaries	251,198	259,538
Other investments (at fair value, $2,546 and $2,077, respectively, otherwise at cost or amortized cost)	7,807	7,266
Total Investments	4,379,327	4,367,427
Cash and cash equivalents	41,605	54,881
Premiums receivable, net (allowance for expected credit losses, $8,049 and $8,141, respectively)	252,473	228,900
Receivable from reinsurers on paid losses and loss adjustment expenses	17,863	18,226
Receivable from reinsurers on unpaid losses and loss adjustment expenses	361,278	409,069
Prepaid reinsurance premiums	34,276	30,623
Deferred policy acquisition costs	59,879	59,026
Deferred tax asset, net	142,694	163,928
Real estate, net	14,981	29,581
Operating lease ROU assets	15,153	16,514
Intangible assets, net	51,284	54,208
Goodwill	5,500	5,500
Other assets	109,290	136,390
Total Assets	$5,485,603	$5,574,273
Liabilities and Shareholders' Equity
Liabilities
Policy liabilities and accruals
Reserve for losses and loss adjustment expenses	$3,134,904	$3,257,696
Unearned premiums	425,551	418,756
Reinsurance premiums payable	22,005	27,289
Total Policy Liabilities and Accruals	3,582,460	3,703,741
Operating lease liabilities	15,954	17,390
Other liabilities	189,306	226,520
Debt less unamortized debt issuance costs	422,633	424,873
Total Liabilities	4,210,353	4,372,524
Shareholders' Equity
Common shares (par value $0.01 per share, 100,000,000 shares authorized, 64,020,611 and 63,763,789 shares issued, respectively)	640	638
Additional paid-in capital	410,036	408,471
Accumulated other comprehensive income (loss) (net of deferred tax expense (benefit) of ($31,587) and ($46,681), respectively)	(116,556)	(172,391)
Retained earnings	1,450,824	1,434,725
Treasury shares, at cost (12,606,968 shares as of each respective period end)	(469,694)	(469,694)
Total Shareholders' Equity	1,275,250	1,201,749
Total Liabilities and Shareholders' Equity	$5,485,603	$5,574,273
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Changes in Capital (Unaudited)
(In thousands)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance at April 1, 2025	$639	$408,630	$(134,858)	$1,428,903	$(469,694)	$1,233,620
Share-based compensation	—	2,638	—	—	—	2,638
Net effect of restricted and performance shares issued	1	(1,232)	—	—	—	(1,231)
Other comprehensive income (loss)	—	—	18,302	—	—	18,302
Net income (loss)	—	—	—	21,921	—	21,921
Balance at June 30, 2025	$640	$410,036	$(116,556)	$1,450,824	$(469,694)	$1,275,250

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2024	$638	$408,471	$(172,391)	$1,434,725	$(469,694)	$1,201,749
Share-based compensation	—	4,213	—	—	—	4,213
Net effect of restricted and performance shares issued	2	(2,648)	—	—	—	(2,646)
Other comprehensive income (loss)	—	—	55,835	—	—	55,835
Net income (loss)	—	—	—	16,099	—	16,099
Balance at June 30, 2025	$640	$410,036	$(116,556)	$1,450,824	$(469,694)	$1,275,250

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance at April 1, 2024	$636	$402,485	$(206,961)	$1,386,607	$(469,702)	$1,113,065
Common shares issued for compensation	1	1,616	—	—	—	1,617
Share-based compensation	—	1,334	—	—	—	1,334
Net effect of restricted and performance shares issued	—	(20)	—	—	—	(20)
Other comprehensive income (loss)	—	—	924	—	—	924
Net income (loss)	—	—	—	15,508	—	15,508
Balance at June 30, 2024	$637	$405,415	$(206,037)	$1,402,115	$(469,702)	$1,132,428

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2023	$636	$403,554	$(204,489)	$1,381,981	$(469,702)	$1,111,980
Common shares issued for compensation	—	570	—	—	—	570
Share-based compensation	—	2,280	—	—	—	2,280
Net effect of restricted and performance shares issued	1	(989)	—	—	—	(988)
Other comprehensive income (loss)	—	—	(1,548)	—	—	(1,548)
Net income (loss)	—	—	—	20,134	—	20,134
Balance at June 30, 2024	$637	$405,415	$(206,037)	$1,402,115	$(469,702)	$1,132,428
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)
(In thousands, except per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
Revenues
Net premiums earned	$232,407	$239,867	$468,682	$484,017
Net investment income	38,933	36,558	75,883	70,455
Equity in earnings (loss) of unconsolidated subsidiaries	4,584	8,652	8,599	11,616
Net investment gains (losses):
Impairment losses	882	9	727	(1,501)
Portion of impairment losses recognized in other comprehensive income (loss) before taxes	—	(474)	(102)	102
Net impairment losses recognized in earnings	882	(465)	625	(1,399)
Other net investment gains (losses)	(655)	3,628	(2,091)	4,294
Total net investment gains (losses)	227	3,163	(1,466)	2,895
Other income (expense)	602	2,115	(2,867)	6,070
Total revenues	276,753	290,355	548,831	575,053
Expenses
Net losses and loss adjustment expenses	159,937	186,000	349,898	380,694
Underwriting, policy acquisition and operating expenses:
Operating expense	49,148	46,199	99,955	90,512
DPAC amortization	31,767	33,818	64,148	67,511
SPC U.S. federal income tax expense (benefit)	906	249	1,255	666
SPC dividend expense (income)	2,336	512	2,088	1,119
Interest expense	5,224	5,648	10,384	11,305
Total expenses	249,318	272,426	527,728	551,807
Income (loss) before income taxes	27,435	17,929	21,103	23,246
Provision for income taxes:
Current expense (benefit)	(478)	581	(998)	18
Deferred expense (benefit)	5,992	1,840	6,002	3,094
Total income tax expense (benefit)	5,514	2,421	5,004	3,112
Net income (loss)	21,921	15,508	16,099	20,134
Other comprehensive income (loss), after tax, net of reclassification adjustments	18,302	924	55,835	(1,548)
Comprehensive income (loss)	$40,223	$16,432	$71,934	$18,586
Earnings (loss) per share:
Basic	$0.43	$0.30	$0.31	$0.39
Diluted	$0.42	$0.30	$0.31	$0.39
Weighted average number of common shares outstanding:
Basic	51,345	51,060	51,267	51,036
Diluted	51,677	51,225	51,562	51,187
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six Months Ended June 30
	2025	2024
Operating Activities
Net income (loss)	$16,099	$20,134
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization, net of accretion	7,363	9,765
(Increase) decrease in cash surrender value of BOLI	(1,239)	(986)
Gain on sale of intangible assets	(950)	—
Gain on sale of capital assets	(2,212)	—
Net investment (gains) losses	1,466	(2,895)
Share-based compensation	3,865	2,280
Deferred income tax expense (benefit)	6,002	3,094
Policy acquisition costs, net of amortization (net deferral)	(738)	(705)
Equity in (earnings) loss of unconsolidated subsidiaries	(8,599)	(11,616)
Distributed earnings from unconsolidated subsidiaries	8,797	6,121
Other, net	(560)	625
Change in:
Premiums receivable	(24,111)	(12,803)
Reinsurance related assets and liabilities	17,822	13,415
Other assets	13,532	(4,253)
Reserve for losses and loss adjustment expenses	(49,225)	(33,741)
Unearned premiums	6,749	3,976
Other liabilities	(33,735)	(16,910)
Net cash provided (used) by operating activities	(39,674)	(24,499)
Investing Activities
Purchases of:
Fixed maturities, available-for-sale	(475,583)	(464,055)
Equity investments	(1,795)	(440)
Other investments	(570)	(18,543)
Investment in unconsolidated subsidiaries	(12,062)	(15,963)
Proceeds from sales or maturities of:
Fixed maturities, available-for-sale	469,789	360,157
Equity investments	25,062	21,630
Other investments	17	78,123
Net sales or (purchases) of fixed maturities, trading	2,929	(3,274)
Return of invested capital from unconsolidated subsidiaries	20,204	15,177
Net sales or maturities (purchases) of short-term investments	(1,430)	19,869
Unsettled security transactions, net change	(1,121)	8,053
Purchases of capital assets	(381)	(2,704)
Proceeds from sale of capital assets	19,308	—
Proceeds from sale of intangible assets	950	—
Net cash impact of deconsolidation of closed years of account from Lloyd's Syndicates operations	(11,102)	—
Other	18	—
Net cash provided (used) by investing activities	34,233	(1,970)
Continued on the following page.

	Six Months Ended June 30
	2025	2024
Continued from the previous page.
Financing Activities
Borrowings (repayments) under Revolving Credit Agreement	(3,125)	(1,562)
Capital contribution received from (return of capital to) external segregated portfolio cell participants	(2,064)	—
Other	(2,646)	(990)
Net cash provided (used) by financing activities	(7,835)	(2,552)
Increase (decrease) in cash and cash equivalents	(13,276)	(29,021)
Cash and cash equivalents at beginning of period	54,881	65,898
Cash and cash equivalents at end of period	$41,605	$36,877
Significant Non-Cash Transactions
Operating lease liabilities arising from obtaining ROU assets	$—	$1,988
Increase (decrease) in fair value of contingent consideration issued in NORCAL acquisition	$—	$(6,500)
See accompanying notes.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2025

1. Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements include the accounts of ProAssurance Corporation, its wholly owned subsidiaries and VIEs in which ProAssurance is the primary beneficiary (ProAssurance, ProAssurance Group, PRA or the Company). See Note 10 for more information on ProAssurance's VIE interests. The financial statements have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting of normal recurring adjustments, have been included. ProAssurance’s results for the six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and Notes contained in ProAssurance’s December 31, 2024 report on Form 10-K.
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
Accounting Changes Adopted
The Company did not adopt any new accounting standards during the six months ended June 30, 2025.
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
Improvements to Income Tax Disclosures (ASU 2023-09)
Effective for fiscal years beginning after December 15, 2024, the FASB amended disclosure requirements to provide greater transparency on income tax disclosures, including the disaggregation of existing disclosures related to the tax rate reconciliation and income taxes paid. ProAssurance is currently evaluating the effect the updated guidance will have on the Company's financial statement disclosures. Since these new requirements only impact disclosures, there will be no impact on the Company's results of operations, financial position or cash flows.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2025
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
Business Combinations and Consolidation (ASU 2025-03)
Effective for fiscal years beginning after December 15, 2026, the FASB issued guidance to establish more consistent requirements for determining the accounting acquirer in the acquisition of a VIE. ProAssurance is currently evaluating the effect the updated guidance will have on the Company's results of operations, financial position and cash flows.
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
In connection with the Merger, the Company expects to incur significant expenses. However, an estimate of those expenses cannot be made at this time. During the three and six months ended June 30, 2025, pre-tax transaction-related costs of approximately $4.5 million and $11.6 million, respectively, were included as a component of consolidated operating expense on the Condensed Consolidated Statements of Income and Comprehensive Income.
On June 24, 2025, ProAssurance held a special meeting of stockholders (the “ProAssurance Special Meeting”) at which holders of ProAssurance’s common stock approved each of the proposals voted on at the ProAssurance Special Meeting relating to the transactions contemplated by the Merger Agreement. On July 2, 2025, the U.S. Federal Trade Commission granted early termination of the waiting period under the Hart-Scott Rodino Antitrust Improvements Act of 1976 with respect to the Merger. The closing of the proposed Merger remains subject to other customary closing conditions, including the receipt of remaining regulatory approvals, and is expected to close in the first half of 2026.
Disposal of Long-Lived Asset
During the first quarter of 2025, ProAssurance sold the Franklin, TN property to an unrelated third party, recognizing a gain of $2.2 million in the Condensed Consolidated Statements of Income and Comprehensive Income as a component of other income (expense). Proceeds, net of closing costs, of $19.3 million from the sale of the property are included in investing activities on the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025. In accordance with ASC 360, depreciation was not recorded for the Franklin, TN property during the first quarter of 2025 once the asset was

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2025
classified as held for sale. See Note 1 of the Notes to Consolidated Financial Statements in ProAssurance’s December 31, 2024 report on Form 10-K for the Company's accounting policy regarding real estate.
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
Fair values of assets measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024 are shown in the following tables. Where applicable, the tables also indicate the fair value hierarchy of the valuation techniques utilized to determine those fair values. For some assets, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. When this is the case, the asset is categorized based on the level of the most significant input to the fair value measurement. Assessments of the significance of a particular input to the fair value measurement require judgment and consideration of factors specific to the assets being valued.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2025

	June 30, 2025
	Fair Value Measurements Using			Total
(In thousands)	Level 1	Level 2	Level 3	Fair Value
Assets:
Fixed maturities, available-for-sale
U.S. Treasury obligations	$—	$246,070	$—	$246,070
U.S. Government-sponsored enterprise obligations	—	12,434	—	12,434
State and municipal bonds	—	470,552	—	470,552
Corporate debt, multiple observable inputs	—	1,669,112	—	1,669,112
Corporate debt, limited observable inputs	—	—	80,344	80,344
Residential mortgage-backed securities	—	517,973	—	517,973
Agency commercial mortgage-backed securities	—	5,478	—	5,478
Other commercial mortgage-backed securities	—	205,906		205,906
Other asset-backed securities	—	442,512	9,449	451,961
Fixed maturities, trading	—	13,048	—	13,048
Equity investments
Financial	9,024	2,340	—	11,364
Utilities/Energy	869	—	—	869
Industrial	—	—	4,526	4,526
Bond funds	80,145	—	—	80,145
All other	11,854	—	—	11,854
Short-term investments	180,161	77,107	—	257,268
Other investments	—	1,525	1,021	2,546
Other assets	—	2,750	—	2,750
Total assets categorized within the fair value hierarchy	$282,053	$3,666,807	$95,340	4,044,200
Assets carried at NAV, which approximates fair value and which are not categorized within the fair value hierarchy, reported as a part of:
Investment in unconsolidated subsidiaries				218,452
Total assets at fair value				$4,262,652

Liabilities:
Other liabilities	$1,930	$—	$—	$1,930
Total liabilities categorized within the fair value hierarchy	$1,930	$—	$—	$1,930

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2025

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

Level 2 Valuation Methodologies
Other assets consisted of foreign currency forward contract derivative instruments, which are discussed in Note 8, valued using a model which considers the forward yield curves and volatilities from other instruments with similar maturities, strike prices and durations.
Level 3 Valuations
See Note 2 of the Notes to Consolidated Financial Statements in ProAssurance’s December 31, 2024 report on Form 10-K for a summary description of the valuation methodologies used regarding securities in the Level 3 category, by security type.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2025
Quantitative Information Regarding Level 3 Valuations
Below is quantitative information regarding securities in the Level 3 category, by security type:

	Fair Value at
($ in thousands)	June 30, 2025	December 31, 2024	Valuation Technique	Unobservable Input	Range (Weighted Average)
Assets:
Corporate debt, limited observable inputs	$80,344	$81,062	Market Comparable Securities	Comparability Adjustment	0% - 5% (2.5%)
			Discounted Cash Flows	Comparability Adjustment	0% - 5% (2.5%)
Residential mortgage-backed, other commercial mortgage-backed and other asset-backed securities	$9,449	$3,774	Market Comparable Securities	Comparability Adjustment	0% - 5% (2.5%)
			Discounted Cash Flows	Comparability Adjustment	0% - 5% (2.5%)
Equity investments	$4,526	$5,506	Discounted Cash Flows	Comparability Adjustment	0% - 10% (5%)
Other investments	$1,021	$500	Discounted Cash Flows	Comparability Adjustment	0% - 10% (5%)
The significant unobservable inputs used in the fair value measurement of the above listed securities were the valuations of comparable securities with similar issuers, credit quality and maturity. Changes in the availability of comparable securities could result in changes in the fair value measurements.
Fair Value Measurements - Level 3 Assets & Liabilities
The following tables present summary information regarding changes in the fair value of assets and liabilities measured using Level 3 inputs.

	June 30, 2025
	Level 3 Fair Value Measurements – Assets
(In thousands)	Corporate Debt	Asset-backed Securities	Equity Investments	Other Investments	Total
Balance, March 31, 2025	$68,947	$4,573	$4,817	$1,021	$79,358
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Net investment gains (losses)	—	—	(291)	—	(291)
Included in other comprehensive income (loss)	51	(9)	—	—	42
Purchases	9,116	3,955	—	—	13,071
Sales	(1,849)	(267)	—	—	(2,116)
Transfers in	4,079	1,197	—	—	5,276
Balance, June 30, 2025	$80,344	$9,449	$4,526	$1,021	$95,340
Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets held at period-end	$—	$—	$—	$—	$—

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2025

	June 30, 2025
	Level 3 Fair Value Measurements - Assets
(In thousands)	Corporate Debt	Asset-backed Securities	Equity Investments	Other Investments	Total Assets
Balance, December 31, 2024	$81,062	$3,774	$5,506	$500	$90,842
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Net investment gains (losses)	(1,727)	—	(980)	—	(2,707)
Included in other comprehensive income (loss)	468	(29)	—	—	439
Purchases	9,799	4,821	—	521	15,141
Sales	(4,387)	(267)	—	—	(4,654)
Transfers in	6,067	2,198	—	—	8,265
Transfers out	(10,938)	(1,048)	—	—	(11,986)
Balance, June 30, 2025	$80,344	$9,449	$4,526	$1,021	$95,340
Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets held at period-end	$—	$—	$(689)	$—	$(689)

	June 30, 2024
	Level 3 Fair Value Measurements – Assets					Liabilities
(In thousands)	Corporate Debt	Asset-backed Securities	Equity Investments	Other Investments	Total Assets	Other Liabilities	Total Liabilities
Balance, March 31, 2024	$66,208	$2,141	$5,234	$742	$74,325	$(6,500)	$(6,500)
Total gains (losses) realized and unrealized:
Included in earnings, as a part of:
Net investment gains (losses)	—	—	(996)	10	(986)	6,500	6,500
Included in other comprehensive income (loss)	27	6	—	—	33	—	—
Purchases	4,567	—	—	—	4,567	—	—
Sales	(837)	(217)	—	(252)	(1,306)		—
Transfers in	—	—	—	—	—	—	—
Transfers out	(3,014)	(1,206)	—	—	(4,220)	—	—
Balance, June 30, 2024	$66,951	$724	$4,238	$500	$72,413	$—	$—
Change in unrealized gains (losses) included in earnings for the above period for Level 3 assets and liabilities held at period-end	$—	$—	$(996)	$—	$(996)	$—	$—

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2025

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
All transfers in and out of Level 3 during the three and six months ended June 30, 2025 and 2024 related to securities held for which the level of market activity for identical or nearly identical securities varies from period to period. The securities were valued using multiple observable inputs when those inputs were available; otherwise the securities were valued using limited observable inputs.
Fair Values Not Categorized
At June 30, 2025 and December 31, 2024, certain LPs/LLCs and investment funds measure fund assets at fair value on a recurring basis and provide a NAV for ProAssurance's interest. The carrying value of these interests is based on the NAV provided and was considered to approximate the fair value of the interests. For investment in unconsolidated subsidiaries, ProAssurance recognizes any changes in the NAV of its interests in equity in earnings (loss) of unconsolidated subsidiaries during the period of change. In accordance with GAAP, the fair value of these investments was not classified within the fair value hierarchy. The amount of ProAssurance's unfunded contractual commitments related to these investments as of June 30, 2025 and fair values of these investments as of June 30, 2025 and December 31, 2024 were as follows:

	Unfunded Contractual Commitments	Fair Value
(In thousands)	June 30, 2025	June 30, 2025	December 31, 2024
Investment in unconsolidated subsidiaries:
Private debt funds (1)	$3,854	$11,687	$14,190
Long/short equity funds (2)	None	275	4,246
Non-public equity funds (3)	$31,295	105,261	111,441
Credit funds (4)	$58,017	50,516	45,134
Strategy focused funds (5)	$64,998	50,713	51,258
Total investments carried at NAV		$218,452	$226,269

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2025
Below is additional information regarding each of the investments listed in the table above as of June 30, 2025.
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
Nonrecurring Fair Value Measurement
ProAssurance did not have any assets or liabilities that were measured at fair value on a nonrecurring basis at June 30, 2025 or December 31, 2024.
Financial Instruments - Methodologies Other Than Fair Value
The following table provides the estimated fair value of the Company's financial instruments that, in accordance with GAAP for the type of investment, are measured using a methodology other than fair value. Fair values provided primarily fall within the Level 3 fair value category.

	June 30, 2025		December 31, 2024
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
BOLI	$81,418	$81,418	$80,179	$80,179
Other investments	$5,261	$5,261	$5,189	$5,189
Other assets	$28,181	$28,181	$34,793	$34,793
Financial liabilities:
Revolving Credit Agreement*	$125,000	$125,000	$125,000	$125,000
Term Loan*	$117,188	$117,188	$120,313	$120,313
Contribution Certificates	$181,820	$160,602	$181,163	$152,564
Other liabilities	$27,483	$27,483	$33,793	$33,793
* Carrying value excludes unamortized debt issuance costs.
The fair value of the BOLI was equal to the cash surrender value associated with the policies on the valuation date.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2025
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
Other assets and other liabilities primarily consisted of related investment assets and liabilities associated with funded deferred compensation agreements. The fair value of the funded deferred compensation assets was based upon quoted market prices, which is categorized as a Level 1 valuation, and had a fair value of $28.1 million and $34.1 million at June 30, 2025 and December 31, 2024, respectively. Other assets also included an unsecured note receivable. The fair value of the note receivable was based on the present value of expected cash flows from the note receivable, discounted at market rates on the valuation date for receivables with similar credit standings and similar payment structures. Other liabilities consisted of liabilities associated with funded deferred compensation agreements. The reported balance is determined based on the amount of elective deferrals and employer contributions adjusted for periodic changes in the fair value of the participant balances based on the performance of the funds selected by the participants and had a fair value of $27.5 million and $33.8 million at June 30, 2025 and December 31, 2024, respectively.
The fair value of the debt was estimated based on the present value of expected future cash outflows, discounted at rates available on the valuation date for similar debt issued by entities with a similar credit standing to ProAssurance.
3. Investments
Available-for-sale fixed maturities at June 30, 2025 and December 31, 2024 included the following:

	June 30, 2025
(In thousands)	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities, available-for-sale
U.S. Treasury obligations	$253,693	$—	$720	$8,343	$246,070
U.S. Government-sponsored enterprise obligations	12,850	—	3	419	12,434
State and municipal bonds	484,985	—	3,778	18,211	470,552
Corporate debt	1,817,137	2,250	10,311	75,742	1,749,456
Residential mortgage-backed securities	565,604	188	3,166	50,609	517,973
Agency commercial mortgage-backed securities	6,224	—	7	753	5,478
Other commercial mortgage-backed securities	214,514	62	695	9,241	205,906
Other asset-backed securities	455,923	274	3,076	6,764	451,961
	$3,810,930	$2,774	$21,756	$170,082	$3,659,830

	December 31, 2024
(In thousands)	Amortized Cost	Allowance for Expected Credit Losses	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed maturities, available-for-sale
U.S. Treasury obligations	$256,939	$—	$107	$13,143	$243,903
U.S. Government-sponsored enterprise obligations	15,586	—	—	692	14,894
State and municipal bonds	470,974	—	1,135	25,508	446,601
Corporate debt	1,833,207	2,608	4,241	107,065	1,727,775
Residential mortgage-backed securities	536,194	197	1,628	58,826	478,799
Agency commercial mortgage-backed securities	7,600	—	—	873	6,727
Other commercial mortgage-backed securities	214,019	406	439	12,266	201,786
Other asset-backed securities	469,316	188	1,725	9,131	461,722
	$3,803,835	$3,399	$9,275	$227,504	$3,582,207

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2025
The recorded cost basis and estimated fair value of available-for-sale fixed maturities at June 30, 2025, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(In thousands)	Amortized Cost	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total Fair Value
Fixed maturities, available-for-sale
U.S. Treasury obligations	$253,693	$98,107	$111,796	$33,603	$2,564	$246,070
U.S. Government-sponsored enterprise obligations	12,850	3,456	6,258	750	1,970	12,434
State and municipal bonds	484,985	42,346	151,359	148,001	128,846	470,552
Corporate debt	1,817,137	190,704	860,202	552,145	146,405	1,749,456
Residential mortgage-backed securities	565,604					517,973
Agency commercial mortgage-backed securities	6,224					5,478
Other commercial mortgage-backed securities	214,514					205,906
Other asset-backed securities	455,923					451,961
	$3,810,930					$3,659,830
Excluding obligations of the U.S. Government, U.S. Government-sponsored enterprises and a U.S. Government obligations money market fund, no investment in any entity or its affiliates exceeded 10% of shareholders’ equity at June 30, 2025.
Cash and securities with a carrying value of $53.2 million at June 30, 2025 were on deposit with various state insurance departments to meet regulatory requirements. ProAssurance also held securities with a carrying value of $69.1 million at June 30, 2025 that are pledged as collateral security for advances under the Company's borrowing relationships with FHLBs.
As a member of Lloyd's, ProAssurance is required to maintain capital at Lloyd's, referred to as FAL, to support the Company's previous participation in underwriting years that remain open at Syndicate 1729. At June 30, 2025, the fair value of ProAssurance's FAL investments was $14.1 million and were comprised of cash and cash equivalents and, to a lesser extent, investment securities, primarily available-for-sale fixed maturities, on deposit with Lloyd's, in order to satisfy these FAL requirements.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2025
Investments Held in a Loss Position
The following tables provide summarized information with respect to investments held in an unrealized loss position at June 30, 2025 and December 31, 2024, including the length of time the investment had been held in a continuous unrealized loss position.

	June 30, 2025
	Total		Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Loss	Value	Loss	Value	Loss
Fixed maturities, available-for-sale
U.S. Treasury obligations	$197,328	$8,343	$23,672	$490	$173,656	$7,853
U.S. Government-sponsored enterprise obligations	11,759	419	2,319	32	9,440	387
State and municipal bonds	315,851	18,211	42,908	1,714	272,943	16,497
Corporate debt	1,158,926	75,742	194,454	12,031	964,472	63,711
Residential mortgage-backed securities	325,380	50,609	88,491	5,144	236,889	45,465
Agency commercial mortgage-backed securities	5,034	753	906	127	4,128	626
Other commercial mortgage-backed securities	136,638	9,241	25,085	445	111,553	8,796
Other asset-backed securities	155,680	6,764	58,057	644	97,623	6,120
	$2,306,596	$170,082	$435,892	$20,627	$1,870,704	$149,455

	December 31, 2024
	Total		Less than 12 months		12 months or longer
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Loss	Value	Loss	Value	Loss
Fixed maturities, available-for-sale
U.S. Treasury obligations	$213,505	$13,143	$33,822	$1,561	$179,683	$11,582
U.S. Government-sponsored enterprise obligations	14,894	692	2,603	69	12,291	623
State and municipal bonds	378,425	25,508	82,312	2,261	296,113	23,247
Corporate debt	1,350,139	107,065	222,614	9,593	1,127,525	97,472
Residential mortgage-backed securities	378,461	58,826	118,908	3,810	259,553	55,016
Agency commercial mortgage-backed securities	6,727	873	426	8	6,301	865
Other commercial mortgage-backed securities	151,386	12,266	17,337	188	134,049	12,078
Other asset-backed securities	202,517	9,131	65,870	560	136,647	8,571
	$2,696,054	$227,504	$543,892	$18,050	$2,152,162	$209,454
As of June 30, 2025, excluding U.S. Government or U.S. Government-sponsored enterprise obligations, there were 1,961 debt securities (48.4% of all available-for-sale fixed maturity securities held) in an unrealized loss position representing 1,122 issuers. The greatest and second greatest unrealized loss positions among those securities were approximately $4.8 million and $3.0 million, respectively. The securities were evaluated for impairment as of June 30, 2025.
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
June 30, 2025
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
Fixed maturity securities held in an unrealized loss position at June 30, 2025, excluding asset-backed securities, have paid all scheduled contractual payments and are expected to continue. Expected future cash flows of asset-backed securities, excluding those issued by GNMA, FNMA and FHLMC, held in an unrealized loss position were estimated as part of the June 30, 2025 impairment evaluation using the most recently available six-month historical performance data for the collateral (loans) underlying the security or, if historical data was not available, sector based assumptions, and equaled or exceeded the current amortized cost basis of the security.
The following tables present a roll forward of the allowance for expected credit losses on available-for-sale fixed maturities for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30, 2025
(In thousands)	Corporate Debt	Residential mortgage-backed securities	Other commercial mortgage-backed securities	Other asset-backed securities	Total
Balance, at April 1, 2025	$3,125	$192	$62	$277	$3,656
Reductions related to:
Securities sold during the period	(875)	(4)	—	(3)	(882)
Balance, at June 30, 2025	$2,250	$188	$62	$274	$2,774

	Six Months Ended June 30, 2025
(In thousands)	Corporate Debt	Residential mortgage-backed securities	Other commercial mortgage-backed securities	Other asset-backed securities	Total
Balance, at December 31, 2024	$2,608	$197	$406	$188	$3,399
Additional credit losses related to securities for which:
No allowance for credit losses has been previously recognized	—	—	62	91	153
An allowance for credit losses was recorded in a previous period	1,727	—	—	—	1,727
Reductions related to:
Securities sold during the period	(2,085)	(9)	(406)	(5)	(2,505)
Balance, at June 30, 2025	$2,250	$188	$62	$274	$2,774

	Three Months Ended June 30, 2024
(In thousands)	Corporate Debt	Residential mortgage-backed securities	Other asset-backed securities	Total
Balance, at April 1, 2024	$740	$207	$190	$1,137
Additional credit losses related to securities for which:
An allowance for credit losses was recorded in a previous period	470	—	—	470
Reductions related to:
Securities sold during the period	—	(4)	(1)	(5)
Balance, at June 30, 2024	$1,210	$203	$189	$1,602

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2025

	Six Months Ended June 30, 2024
(In thousands)	Corporate Debt	Residential mortgage-backed securities	Other commercial mortgage-backed securities	Other asset-backed securities	Total
Balance, at December 31, 2023	$—	$211	$151	$193	$555
Additional credit losses related to securities for which:
No allowance for credit losses has been previously recognized	740	—	—	—	740
An allowance for credit losses was recorded in a previous period	470	—	—	—	470
Reductions related to:
Securities sold during the period	—	(8)	(151)	(4)	(163)
Balance, at June 30, 2024	$1,210	$203	$—	$189	$1,602
Other information regarding sales and purchases of fixed maturity available-for-sale securities is as follows:

	Three Months Ended June 30		Six Months Ended June 30
(In millions)	2025	2024	2025	2024
Proceeds from sales (exclusive of maturities and paydowns)	$23.9	$41.2	$162.1	$58.3
Purchases	$160.8	$233.6	$475.6	$464.1
Net Investment Income
Net investment income (loss) by investment category was as follows:

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2025	2024	2025	2024
Fixed maturities	$36,594	$33,607	$71,627	$65,058
Equities	1,237	1,164	2,115	2,056
Short-term investments, including Other	2,482	3,140	5,056	6,551
BOLI	621	534	1,239	986
Investment fees and expenses	(2,001)	(1,887)	(4,154)	(4,196)
Net investment income	$38,933	$36,558	$75,883	$70,455
Investment in Unconsolidated Subsidiaries
ProAssurance's investment in unconsolidated subsidiaries was as follows:

	June 30, 2025	Carrying Value
(In thousands)	Percentage Ownership	June 30, 2025	December 31, 2024
Qualified affordable housing project tax credit partnerships	See below	$147	$247
All other investments, primarily investment fund LPs/LLCs	See below	251,051	259,291
		$251,198	$259,538
Qualified affordable housing project tax credit partnership interests held by ProAssurance generate investment returns by providing tax benefits to fund investors in the form of tax credits and project operating losses. The carrying value of these investments reflects ProAssurance's total commitments (both funded and unfunded) to the partnerships, less any amortization. At June 30, 2025 and December 31, 2024, ProAssurance did not have an ownership percentage greater than 20% in any tax credit partnership interests. Since ProAssurance has the ability to exert influence over the partnerships but does not control them, all are accounted for using the equity method. See further discussion of the entities in which ProAssurance holds passive interests in Note 10.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2025
ProAssurance holds interests in investment fund LPs/LLCs and other equity method investments and LPs/LLCs which are not considered to be investment funds. ProAssurance's ownership percentage relative to six and five of the LPs/LLCs is greater than 25% at June 30, 2025 and December 31, 2024, respectively, which is likely to be reduced as the funds mature and other investors participate in the funds; these investments had a carrying value of $22.0 million at June 30, 2025 and $18.0 million at December 31, 2024. ProAssurance's ownership percentage relative to the remaining investments and LPs/LLCs is less than 25%; these interests had a carrying value of $229.1 million at June 30, 2025 and $241.3 million at December 31, 2024. ProAssurance does not have the ability to exert control over any of these funds.
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

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2025	2024	2025	2024
Qualified affordable housing project tax credit partnerships
Losses (gains) recorded	$(60)	$(391)	$(5)	$(288)
Tax credits recognized	$6	$8	$11	$16
ProAssurance accounts for its tax credit partnership investments under the equity method of accounting and records its allocable portion of the operating losses of the underlying properties based on estimates provided by the partnerships. For the Company's qualified affordable housing project tax credit partnerships, it adjusts its estimates of their allocable portion of operating losses periodically as actual operating results of the underlying properties become available. The primary benefits of tax credits and tax-deductible operating losses from the historic tax credit partnerships are earned in a short period with potential for additional cash flows extending over several years. For the three and six months ended June 30, 2025 and 2024, the Company generated a nominal amount of tax credits from its tax credit partnership investments, which were deferred and are expected to be utilized in future periods. Not included in the table above is $0.3 million of tax credits that were earned in 2019, utilized in 2024 and expected to be recaptured during 2025 as a result of the carryback of the Company’s estimated NOL for 2025 to the 2024 tax year. As of June 30, 2025, the Company had approximately $47.1 million of available tax credit carryforwards generated from its investments in tax credit partnerships which they expect to utilize in future periods.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2025
Net Investment Gains (Losses)
Realized investment gains and losses are recognized on the first-in, first-out basis. The following table provides detailed information regarding net investment gains (losses):

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2025	2024	2025	2024
Total impairment losses:
Corporate debt	$875	$4	$460	$(1,312)
Asset-backed securities	7	5	267	(189)
Portion of impairment losses recognized in other comprehensive income before taxes:
Corporate debt	—	(474)	(102)	102
Net impairment losses recognized in earnings	882	(465)	625	(1,399)
Gross realized gains, available-for-sale fixed maturities	330	306	1,104	672
Gross realized (losses), available-for-sale fixed maturities	(2,331)	(970)	(4,940)	(2,069)
Net realized gains (losses), trading fixed maturities	3	(2)	12	13
Net realized gains (losses), equity investments	(960)	2,195	(1,558)	1,939
Net realized gains (losses), other investments	(158)	(2,357)	(158)	(581)
Change in unrealized holding gains (losses), trading fixed maturities	86	(44)	(102)	170
Change in unrealized holding gains (losses), equity investments	2,210	(3,991)	3,426	(3,217)
Change in unrealized holding gains (losses), convertible securities, carried at fair value	164	1,725	124	606
Other(1)	1	6,766	1	6,761
Net investment gains (losses)	$227	$3,163	$(1,466)	$2,895
(1) Includes a gain of $6.5 million related to the decrease in the contingent consideration liability during the 2024 three- and six-month periods. See further discussion on the contingent consideration in Note 2 and Note 8 of the Notes to Consolidated Financial Statements in ProAssurance’s December 31, 2024 report on Form 10-K.

For the three and six months ended June 30, 2025, ProAssurance recognized a reversal of $0.9 million and $0.6 million of credit-related impairment losses in earnings, respectively, and, for the 2025 six-month period, a reversal of a nominal amount of non-credit impairment losses in OCI. The reversal of credit-related impairment losses in earnings for the three and six months ended June 30, 2025 primarily related to the sale of two corporate bonds, one in the real estate sector during the second quarter and one in the consumer sector during the first quarter. For the three and six months ended June 30, 2024, ProAssurance recognized $0.5 million and $1.4 million of credit-related impairment losses in earnings, respectively. For the three months ended June 30, 2024, the Company recognized a reversal of non-credit impairment losses in OCI of $0.5 million due to changes in projected future cash flows related to a corporate bond in the consumer sector.
The following table presents a roll forward of cumulative credit losses recorded in earnings related to impaired debt securities for which a portion of the impairment was recorded in OCI.

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2025	2024	2025	2024
Balance beginning of period	$57	$797	$1,267	$57
Additional credit losses recognized during the period, related to securities for which:
No impairment has been previously recognized	—	—	—	740
Impairment has been previously recognized	—	470	—	470
Reductions due to:
Securities sold during the period	—	—	(1,210)	—
Balance June 30	$57	$1,267	$57	$1,267

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2025
4. Income Taxes
For interim periods, ProAssurance generally utilizes the estimated annual effective tax rate method under which the Company determines its provision (benefit) for income taxes based on the current estimate of its annual effective tax rate. For the three and six months ended June 30, 2025 and 2024, the Company utilized the estimated annual effective tax rate method. Under this method, items which are unusual, infrequent, or that cannot be reliably estimated are considered in the effective tax rate in the period in which the item is included in income and are referred to as discrete items.
For the three and six months ended June 30, 2025, the provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income (loss) before income taxes primarily due to the amount of executive compensation that is in excess of the statutory limitation, non-deductible transaction-related costs associated with the proposed merger transaction with The Doctors Company, and the change in uncertain tax positions. For the three and six months ended June 30, 2024, the provision for income taxes is different from that which would be obtained by applying the statutory federal income tax rate to income (loss) before income taxes primarily due to the decrease in the contingent consideration liability related to the NORCAL acquisition, all of which was non-taxable. See further discussion on the contingent consideration in Note 2 and Note 8 of the Notes to Consolidated Financial Statements in ProAssurance's December 31, 2024 report on Form 10-K.
ProAssurance had a receivable for U.S. federal and U.K. income taxes carried as a part of other assets of $2.4 million as of June 30, 2025 and a liability for U.S. federal and U.K. income taxes carried as a part of other liabilities of $1.0 million as of December 31, 2024.
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

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2025
Activity in the reserve for losses and loss adjustment expenses is summarized as follows:

(In thousands)	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024	Year Ended December 31, 2024
Balance, beginning of year	$3,257,696	$3,401,281	$3,401,281
Less reinsurance recoverables on unpaid losses and loss adjustment expenses	409,069	445,573	445,573
Net balance, beginning of year	2,848,627	2,955,708	2,955,708
Net losses:
Current year	376,405	387,630	779,650
(Favorable) unfavorable development of reserves established in prior years, net (1)	(26,507)	(6,936)	(40,215)
Total	349,898	380,694	739,435
Paid related to:
Current year	(30,133)	(30,834)	(106,443)
Prior years	(410,575)	(383,292)	(733,248)
Total paid	(440,708)	(414,126)	(839,691)
Foreign currency exchange rate (gains) losses (2)	15,809	(2,602)	(6,825)
Net balance, end of period	2,773,626	2,919,674	2,848,627
Plus reinsurance recoverables on unpaid losses and loss adjustment expenses	361,278	447,866	409,069
Balance, end of period	$3,134,904	$3,367,540	$3,257,696
(1) Net prior year reserve development recognized for the six months ended June 30, 2025 and 2024 as well as the year ended December 31, 2024 included $2.0 million, $3.3 million and $5.3 million, respectively, of amortization of the purchase accounting fair value adjustment on NORCAL's assumed net reserve and amortization of the negative VOBA associated with NORCAL's DDR reserve which is recorded as a reduction to prior accident year net losses and loss adjustment expenses.
(2) Foreign currency exchange rate (gains) losses are related to foreign currency denominated loss reserves associated with international insurance exposures in the Specialty P&C segment, primarily related to a strategic partnership with an international medical professional liability insured. Foreign currency exchange rate (gains) losses on foreign currency denominated loss reserves are reflected through net income (loss) as a component of other income (expense) in the Condensed Consolidated Statements of Income and Comprehensive Income and reported in the Corporate segment.
Estimating liability reserves is complex and requires the use of many assumptions. As time passes and ultimate losses for prior years are either known or become subject to a more precise estimation, ProAssurance increases or decreases the reserve estimates established in prior periods.
The consolidated net favorable prior year reserve development recognized for the six months ended June 30, 2025 primarily reflected:
•Net favorable development of $22.8 million recognized in the Specialty P&C segment driven by $20.0 million of net favorable development in the segment's MPL line of business, principally related to accident years 2018 through 2022, $2.0 million related to the Medical Technology Liability line of business, principally related to accident years 2022 and 2023, and $2.0 million related to purchase accounting amortization (see previous discussion in footnote 1 in the table above). The net favorable development in the Specialty P&C segment was partially offset by $1.2 million of unfavorable development attributable to the Company's Lloyd’s Syndicates operations, primarily catastrophe related losses.
•Consolidated net favorable development recognized during the six months ended June 30, 2025 also included net favorable development of $1.0 million in the Workers' Compensation Insurance segment reflecting a large claim reserve reduction from the 2021 accident year, which had previously exceeded the per person maximum limit under the reinsurance contract.
•Consolidated net favorable loss development recognized during the six months ended June 30, 2025 also included net favorable development of $2.7 million in the Segregated Portfolio Cell Reinsurance segment related to workers' compensation business of $2.8 million, reflecting favorable trends in claim closing patterns primarily in accident years

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2025
2021 through 2024. Partially offsetting the favorable development is a nominal amount of unfavorable development related to medical professional liability business related to one program in which the Company does not participate in the underwriting results.
For additional information regarding ProAssurance's prior year reserve development recognized for the six months ended June 30, 2024 and the year ended December 31, 2024, see Note 5 of the Notes to Condensed Consolidated Financial Statements included in ProAssurance's June 30, 2024 report on Form 10-Q and Note 7 of the Notes to Consolidated Financial Statements included in ProAssurance's December 31, 2024 report on Form 10-K.
6. Commitments and Contingencies
ProAssurance is involved in various legal actions related to insurance policies and claims handling including, but not limited to, claims asserted by policyholders. These types of legal actions arise in the Company's ordinary course of business and, in accordance with GAAP for insurance entities, are considered as a part of the Company's loss reserving process, which is described in detail under the heading "Losses and Loss Adjustment Expenses" in the Accounting Policies section in Note 1 of the Notes to Consolidated Financial Statements in ProAssurance's December 31, 2024 report on Form 10-K. ProAssurance also has other direct actions against the Company unrelated to its claims activity which are evaluated and accounted for as a part of other liabilities. For these corporate legal actions, the Company evaluates each case separately and establishes what it believes is an appropriate reserve based on GAAP guidance related to contingent liabilities. As of June 30, 2025, there were no material reserves established for corporate legal actions.
As of June 30, 2025, ProAssurance has funding commitments primarily related to non-public investment entities totaling approximately $213.6 million.
7. Debt
ProAssurance’s outstanding debt consisted of the following:

($ in thousands)	June 30, 2025	December 31, 2024
Contribution Certificates due 2031, interest at 3.0% (effective interest rate at 3.88%) paid annually in April	$181,820	$181,163
Revolving Credit Agreement, outstanding borrowings are not permitted to exceed $300 million aggregately, including a $50 million accordion feature; Revolving Credit Agreement expires in 2028. The effective interest rate was 6.27% as of June 30, 2025	125,000	125,000
Term Loan, principal repayments in quarterly installments began June 30, 2024; Term Loan expires in 2028. The effective interest rate was 6.40% as of June 30, 2025	117,188	120,313
Total principal	424,008	426,476
Less unamortized debt issuance costs	1,375	1,603
Debt less unamortized debt issuance costs	$422,633	$424,873
Covenant Compliance
There are no financial covenants associated with the Contribution Certificates due 2031.
The Revolving Credit Agreement contains customary representations, covenants and events constituting default, and remedies for default. As of June 30, 2025, ProAssurance is in compliance with all covenants of the Revolving Credit Agreement.
Additional Information
For additional information regarding ProAssurance's debt, see Note 10 of the Notes to Consolidated Financial Statements included in ProAssurance's December 31, 2024 report on Form 10-K.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2025
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
To manage the Company's exposure to variability in cash flows of forecasted interest payments attributable to variability in the selected base rates on borrowings under both the Revolving Credit Agreement and Term Loan, ProAssurance entered into two forward-starting interest rate swap agreements ("Interest Rate Swaps"), each with an effective date of December 29, 2023 and a maturity date of March 31, 2028. As ProAssurance's Interest Rate Swaps are designated and qualify as highly effective cash flow hedges, changes in the fair value of the Interest Rate Swaps are recorded in AOCI, net of tax, and are reclassified into earnings when the hedged cash flows impact earnings. The Interest Rate Swap hedging the variability in cash flows associated with interest payments on the Revolving Credit Agreement will have a constant $125 million notional amount throughout the term of the swap, while the Interest Rate Swap hedging the variability in cash flows associated with interest payments on the Term Loan will have an amortizing $125 million notional amount, which is designed to match the outstanding principal on the Term Loan throughout the term of the swap. Borrowings under the Revolving Credit Agreement and Term Loan will accrue interest at a selected base rate, adjusted by a margin. The Interest Rate Swaps effectively fix the base rate on borrowings under the Revolving Credit Agreement and Term Loan to 3.187% and 3.207%, respectively. The margin component of the interest rate, which can vary from 0% to 2.375%, will remain variable and is based on ProAssurance’s debt to capitalization ratio. As of June 30, 2025, the margin component of the interest rate on the outstanding borrowings under the Revolving Credit Agreement and Term Loan was 1.98% and 2.10%, respectively, based on ProAssurance's debt to capitalization ratio as of March 31, 2025 resulting in a total interest rate of 5.17% and 5.31%, respectively, including the effect of the Interest Rate Swaps on the base rate. Additional information regarding the Company's Revolving Credit Agreement and Term Loan is provided in Note 10 of the Notes to Consolidated Financial Statements included in ProAssurance's December 31, 2024 report on Form 10-K.
ProAssurance received cash collateral from the counterparty to secure the net present value of future cash flows associated with the Interest Rate Swaps which is reflected as a component of other liabilities on the Condensed Consolidated Balance Sheet. Those cash collateral balances were $1.9 million and $6.7 million at June 30, 2025 and December 31, 2024, respectively.
ProAssurance utilizes foreign currency forward contracts with the objective of offsetting fluctuations in exchange rates related to foreign currency denominated balances associated with the Company's strategic partnership with an international medical professional liability insurer. ProAssurance enters into short-term forward contracts with a maturity at inception of less than three months to mitigate these foreign exchange exposures. ProAssurance has designated these foreign currency forwards as an economic hedge (non-hedging instrument) of foreign currency exchange rate risk and any change in fair value of these derivatives is recognized in earnings during the period of change.
The following table provides a summary of the volume and fair value position of the Company's derivative instruments as well as the reporting location in the Condensed Consolidated Balance Sheet as of June 30, 2025 and December 31, 2024.

($ in thousands)		June 30, 2025			December 31, 2024
Derivative Instruments	Location in the Condensed Consolidated Balance Sheets	Number of Instruments	Aggregate Notional Amount(1)	Estimated Fair Value(2)	Number of Instruments	Aggregate Notional Amount(1)	Estimated Fair Value(2)
Cash Flow Hedge- Interest Rate Swaps	Other Assets	2	$242,188	$1,214	2	$245,313	$5,801
Foreign Currency Forwards	Other Assets	1	$106,904	$1,536	1	$5,470	$293
(1) Volume is represented by the derivative instruments' notional amount.
(2) Additional information regarding the fair value of the Company's Interest Rate Swaps and foreign currency forwards is provided in Note 2.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2025
For the three and six months ended June 30, 2025 and 2024, ProAssurance reclassified a gain on the Interest Rate Swaps from AOCI, net of tax, into earnings as shown in the table below:

		Qualifying Cash Flow Hedges - Gains (Losses) Reclassified from AOCI, net of tax, to Earnings
(In thousands)		Three Months Ended June 30		Six Months Ended June 30
Derivatives Designated as Hedging Instruments	Location in the Condensed Consolidated Statements of Income and Comprehensive Income	2025	2024	2025	2024
Cash Flow Hedge- Interest Rate Swaps	Interest Expense	$537	$1,051	$1,085	$2,124

At June 30, 2025, management estimates that it will reclassify approximately $1.5 million of pre-tax net gains on the Interest Rate Swaps from AOCI to earnings over the next twelve months, which will be recorded to interest expense. See additional information on gains or losses related to the Interest Rate Swaps reported as a component of AOCI in Note 9.
The following table presents the pre-tax impact of the change in the fair value of the foreign currency forwards and the reporting location in the Condensed Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2025.

(In thousands)		Three Months Ended June 30		Six Months Ended June 30
Derivatives not Designated as Hedging Instruments	Location in the Consolidated Statements of Income and Comprehensive Income	2025	2024	2025	2024
Foreign Currency Forwards	Other Income (Expense)	$8,750	$—	$7,324	$—
As a result of the utilization of derivative instruments, ProAssurance is exposed to risk that the counterparties will fail to meet their contractual obligations. To mitigate this counterparty credit risk, ProAssurance only enters into derivative contracts with carefully selected major financial institutions based upon their credit ratings and monitors their creditworthiness. As of June 30, 2025, the counterparty involved with the Interest Rate Swaps had an investment grade rating of A and the counterparty involved with the foreign currency forwards had an investment grade rating of BBB. Each counterparty has performed in accordance with their contractual obligations.
9. Shareholders’ Equity
At June 30, 2025 and December 31, 2024, ProAssurance had 100 million shares of authorized common stock and 50 million shares of authorized preferred stock. The Board has the authority to determine provisions for the issuance of preferred shares, including the number of shares to be issued, the designations, powers, preferences and rights, and the qualifications, limitations or restrictions of such shares.
At June 30, 2025, Board authorizations for the repurchase of common shares or the retirement of outstanding debt of $55.9 million remained available for use. ProAssurance did not repurchase any common shares during the three and six months ended June 30, 2025 or 2024.
Other Comprehensive Income (Loss) and Accumulated Other Comprehensive Income (Loss)
The following tables provide a detailed breakout of the components of AOCI and the amounts reclassified from AOCI to net income (loss). The tax effects of all amounts in the tables below, except for an immaterial amount of unrealized gains and losses on available-for-sale securities held at the Company's U.K. subsidiary, were computed using the enacted U.S. federal corporate tax rate of 21%. OCI included a deferred tax expense of $5.2 million and $15.1 million for the three and six months ended June 30, 2025, respectively, and a deferred tax benefit of $0.2 million for the three and six months ended June 30, 2024.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2025
The changes in the balance of each component of AOCI for the three and six months ended June 30, 2025 and 2024 were as follows:

(In thousands)	Unrealized Investment Gains (Losses)	Cash Flow Hedging Gains (Losses) (1)	Non-credit Impairments	Unrecognized Change in Defined Benefit Plan Liabilities	Accumulated Other Comprehensive Income (Loss)
Balance, April 1, 2025	$(136,416)	$2,391	$(11)	$(822)	$(134,858)
OCI, before reclassifications, net of tax	19,036	(902)	—	—	18,134
Amounts reclassified from AOCI, net of tax	705	(537)	—	—	168
Net OCI, current period	19,741	(1,439)	—	—	18,302
Balance, June 30, 2025	$(116,675)	$952	$(11)	$(822)	$(116,556)

(In thousands)	Unrealized Investment Gains (Losses)	Cash Flow Hedging Gains (Losses) (1)	Non-credit Impairments	Unrecognized Change in Defined Benefit Plan Liabilities	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2024	$(176,053)	$4,576	$(92)	$(822)	$(172,391)
OCI, before reclassifications, net of tax	56,251	(2,539)	—	—	53,712
Amounts reclassified from AOCI, net of tax	3,127	(1,085)	81	—	2,123
Net OCI, current period	59,378	(3,624)	81	—	55,835
Balance, June 30, 2025	$(116,675)	$952	$(11)	$(822)	$(116,556)

(In thousands)	Unrealized Investment Gains (Losses)	Cash Flow Hedging Gains (Losses) (1)	Non-credit Impairments	Unrecognized Change in Defined Benefit Plan Liabilities	Accumulated Other Comprehensive Income (Loss)
Balance, April 1, 2024	$(211,345)	$6,027	$(466)	$(1,177)	$(206,961)
OCI, before reclassifications, net of tax	(597)	1,326	—	—	729
Amounts reclassified from AOCI, net of tax	872	(1,051)	374	—	195
Net OCI, current period	275	275	374	—	924
Balance, June 30, 2024	$(211,070)	$6,302	$(92)	$(1,177)	$(206,037)

(In thousands)	Unrealized Investment Gains (Losses)	Cash Flow Hedging Gains (Losses) (1)	Non-credit Impairments	Unrecognized Change in Defined Benefit Plan Liabilities	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2023	$(206,327)	$3,026	$(11)	$(1,177)	$(204,489)
OCI, before reclassifications, net of tax	(6,936)	5,400	(455)	—	(1,991)
Amounts reclassified from AOCI, net of tax	2,193	(2,124)	374	—	443
Net OCI, current period	(4,743)	3,276	(81)	—	(1,548)
Balance, June 30, 2024	$(211,070)	$6,302	$(92)	$(1,177)	$(206,037)
(1) ProAssurance's Interest Rate Swaps are designated and qualify as highly effective cash flow hedges. See Note 8 for additional information on the Interest Rate Swaps.
10. Variable Interest Entities
ProAssurance holds passive interests in a number of entities that are considered to be VIEs under GAAP guidance. ProAssurance's VIE interests principally consist of interests in LPs/LLCs formed for the purpose of achieving diversified equity and debt returns. ProAssurance's VIE interests, carried as a part of investment in unconsolidated subsidiaries, totaled $228.3 million at June 30, 2025 and $234.4 million at December 31, 2024. ProAssurance does not have power over the activities that most significantly impact the economic performance of these VIEs and thus is not the primary beneficiary. Investments in

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2025
entities where ProAssurance holds a greater than minor interest but does not hold a controlling interest are accounted for using the equity method. Therefore, ProAssurance has not consolidated these VIEs. ProAssurance’s involvement with each of these VIEs is limited to its direct ownership interest in the VIE. Except for the funding commitments disclosed in Note 6, ProAssurance has no arrangements with any of these VIEs to provide other financial support to or on behalf of the VIE. At June 30, 2025, ProAssurance’s maximum loss exposure relative to these investments was limited to the carrying value of ProAssurance’s investment in the VIE.
ProAssurance is the primary beneficiary of PPM RRG. While there is no direct ownership of PPM RRG by ProAssurance, it manages the business operations of PPM RRG through its management services agreement and has effective control of the PPM RRG's Board of Directors through an irrevocable voting proxy. The management services agreement allows ProAssurance to provide management and oversight services to PPM RRG, which includes the ability to make business decisions impacting the operations of PPM RRG. PPM RRG has a $5 million surplus note to NORCAL which is its only source of capital. At both June 30, 2025 and December 31, 2024, approximately $139 million of ProAssurance's assets and approximately $139 million of its liabilities included on the Condensed Consolidated Balance Sheet were related to PPM RRG.
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

(In thousands, except per share data)	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
Weighted average number of common shares outstanding, basic	51,345	51,060	51,267	51,036
Dilutive effect of securities:
Restricted Share Units	211	128	200	120
Performance Share Units	121	37	95	31
Weighted average number of common shares outstanding, diluted	51,677	51,225	51,562	51,187
Effect of dilutive shares on earnings (loss) per share	$(0.01)	$—	$—	$—
There were no antidilutive common share equivalents for the three and six months ended June 30, 2025. The diluted weighted average number of common shares outstanding for the three and six months ended June 30, 2024 excluded approximately 143,000 and 197,000, respectively, of common share equivalents issuable under the Company's stock compensation plans, as their effect would have been antidilutive.
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
Segment Reorganization
During the first quarter of 2025, ProAssurance altered its internal management reporting structure and the financial results evaluated by its CODM; therefore, ProAssurance changed the composition of its operating and reportable segments to align with how the CODM currently oversees the business, allocates resources and evaluates operating performance. As a result, ProAssurance now reports the financial results of its subsidiary IAO, Inc. d/b/a ProAssurance Agency in the Specialty P&C segment which were previously reported in the Corporate segment. All prior period segment information has been recast to conform to the current period presentation. The change in presentation had no impact on previously reported consolidated financial results.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2025
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

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2025
Financial results by segment were as follows:

	Three Months Ended June 30, 2025
(In thousands)	Specialty P&C	Workers' Compensation Insurance	Segregated Portfolio Cell Reinsurance	Corporate	Inter-segment Eliminations	Consolidated
Net premiums earned	$179,308	$41,543	$11,556	$—	$—	$232,407
Net investment income	—	—	902	38,031	—	38,933
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	4,584	—	4,584
Net investment gains (losses)	—	—	1,318	(1,091)	—	227
Other income (expense)(1)	2,141	434	18	(1,754)	(237)	602
Net losses and loss adjustment expenses(2)	(123,746)	(31,148)	(5,043)	—	—	(159,937)
Operating expenses(1)(2)(3)	(24,629)	(10,751)	(363)	(8,869)	2	(44,610)
Deferred policy acquisition costs(2)	(22,380)	(6,037)	(3,585)	—	235	(31,767)
SPC U.S. federal income tax benefit (expense)(4)	—	—	(906)	—	—	(906)
SPC dividend (expense) income	—	—	(2,336)	—	—	(2,336)
Interest expense	—	—	—	(5,224)	—	(5,224)
Income tax benefit (expense)	—	—	—	(5,844)	—	(5,844)
Segment results	$10,694	$(5,959)	$1,561	$19,833	$—	26,129
Reconciliation of segments to consolidated results:
Transaction-related costs, net(5)						(4,208)
Net income (loss)						$21,921
Significant non-cash items:
Depreciation and amortization, net of accretion	$2,062	$1,262	$(454)	$671	$—	$3,541

	Six Months Ended June 30, 2025
(In thousands)	Specialty P&C	Workers' Compensation Insurance	Segregated Portfolio Cell Reinsurance	Corporate	Inter-segment Eliminations	Consolidated
Net premiums earned	$362,564	$83,066	$23,052	$—	$—	$468,682
Net investment income	—	—	1,718	74,165	—	75,883
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	8,599	—	8,599
Net investment gains (losses)	—	—	983	(2,449)	—	(1,466)
Other income (expense)(1)	5,908	823	17	(9,037)	(578)	(2,867)
Net losses and loss adjustment expenses(2)	(275,995)	(61,300)	(12,603)	—	—	(349,898)
Operating expenses(1)(2)(3)	(48,731)	(21,831)	(892)	(16,971)	64	(88,361)
Deferred policy acquisition costs amortization(2)	(46,914)	(10,559)	(7,189)	—	514	(64,148)
SPC U.S. federal income tax benefit (expense)(4)	—	—	(1,255)	—	—	(1,255)
SPC dividend (expense) income	—	—	(2,088)	—	—	(2,088)
Interest expense	—	—	—	(10,384)	—	(10,384)
Income tax benefit (expense)	—	—	—	(6,073)	—	(6,073)
Segment results	$(3,168)	$(9,801)	$1,743	$37,850	$—	26,624
Reconciliation of segments to consolidated results:
Transaction-related costs, net(5)						(10,525)
Net income (loss)						$16,099
Significant non-cash items:
Depreciation and amortization, net of accretion	$4,230	$2,533	$(904)	$1,504	$—	$7,363

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2025

	Three Months Ended June 30, 2024
(In thousands)	Specialty P&C	Workers' Compensation Insurance	Segregated Portfolio Cell Reinsurance	Corporate	Inter-segment Eliminations	Consolidated
Net premiums earned	$184,546	$41,770	$13,551	$—	$—	$239,867
Net investment income	—	—	985	35,573	—	36,558
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	8,652	—	8,652
Net investment gains (losses)	—	—	258	(3,835)	—	(3,577)
Other income (expense)(1)	1,427	469	1	511	(293)	2,115
Net losses and loss adjustment expenses(2)	(145,234)	(32,149)	(8,617)	—	—	(186,000)
Operating expenses(1)(2)(3)	(25,198)	(11,078)	(958)	(8,645)	—	(45,879)
Deferred policy acquisition costs(2)	(25,758)	(4,061)	(4,292)	—	293	(33,818)
SPC U.S. federal income tax benefit (expense)(4)	—	—	(249)	—	—	(249)
SPC dividend (expense) income	—	—	(512)	—	—	(512)
Interest expense	—	—	—	(5,648)	—	(5,648)
Income tax benefit (expense)	—	—	—	(2,488)	—	(2,488)
Segment results	$(10,217)	$(5,049)	$167	$24,120	$—	9,021
Reconciliation of segments to consolidated results:
Contingent Consideration(6)						6,740
Transaction-related costs, net(5)						(253)
Net income (loss)						$15,508
Significant non-cash items:
Depreciation and amortization, net of accretion	$2,290	$1,313	$(620)	$1,450	$—	$4,433

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2025

	Six Months Ended June 30, 2024
(In thousands)	Specialty P&C	Workers' Compensation Insurance	Segregated Portfolio Cell Reinsurance	Corporate	Inter-segment Eliminations	Consolidated
Net premiums earned	$373,433	$82,864	$27,720	$—	$—	$484,017
Net investment income	—	—	1,678	68,777	—	70,455
Equity in earnings (loss) of unconsolidated subsidiaries	—	—	—	11,616	—	11,616
Net investment gains (losses)	—	—	1,728	(5,573)	—	(3,845)
Other income (expense)(1)	3,589	946	—	2,510	(975)	6,070
Net losses and loss adjustment expenses(2)	(298,227)	(63,786)	(18,681)	—	—	(380,694)
Operating expenses(1)(2)(3)	(50,692)	(21,674)	(1,364)	(16,797)	335	(90,192)
Deferred policy acquisition costs amortization(2)	(51,600)	(7,954)	(8,597)	—	640	(67,511)
SPC U.S. federal income tax benefit (expense)(4)	—	—	(666)	—	—	(666)
SPC dividend (expense) income	—	—	(1,119)	—	—	(1,119)
Interest expense	—	—	—	(11,305)	—	(11,305)
Income tax benefit (expense)	—	—	—	(3,179)	—	(3,179)
Segment results	$(23,497)	$(9,604)	$699	$46,049	$—	13,647
Reconciliation of segments to consolidated results:
Contingent Consideration(6)						6,740
Transaction-related costs, net(5)						(253)
Net income (loss)						$20,134
Significant non-cash items:
Depreciation and amortization, net of accretion	$4,719	$2,477	$(990)	$3,559	$—	$9,765
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

(5) Represents the transaction-related costs, after-tax, associated with the proposed merger transaction between ProAssurance and The Doctors Company for the three and six months ended June 30, 2025 and actuarial consulting fees paid during the second quarter of 2024 in connection with the final determination of contingent consideration associated with the acquisition of NORCAL. For the three and six months ended June 30, 2025, pre-tax transaction-related costs of approximately $4.5 million and $11.6 million, respectively, were included as a component of consolidated operating expenses as compared to $0.3 million for the same periods of 2024. For the three and six months ended June 30, 2025 the associated income tax benefit was approximately $0.3 million and $1.1 million, respectively, and was included as a component of consolidated income tax benefit (expense) on the Condensed Consolidated Statements of Income and Comprehensive Income as compared to a nominal amount for the same periods of 2024.

(6) Represents the change in the fair value of contingent consideration issued in connection with the NORCAL acquisition and the reversal of a nominal amount of associated contingent investment banker fees accrued during purchase accounting, all of which were included as a component of consolidated net investment gains (losses) on the Condensed Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2024. See further discussion on the contingent consideration in Note 2 of the Notes to Consolidated Financial Statements in ProAssurance's December 31, 2024 report on Form 10-K.

ProAssurance Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2025
The following table provides detailed information regarding ProAssurance's gross premiums earned by product as well as a reconciliation to net premiums earned. All gross premiums earned are from external customers except as noted. ProAssurance's insured risks are primarily within the U.S.

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2025	2024	2025	2024
Specialty P&C Segment
Gross premiums earned:
MPL	$179,982	$180,671	$364,653	$365,415
Medical Technology Liability	10,908	10,996	21,671	21,934
Lloyd's Syndicates	326	4,425	1,410	9,359
Other	3,956	5,601	8,364	11,612
Ceded premiums earned	(15,864)	(17,147)	(33,534)	(34,887)
Segment net premiums earned	179,308	184,546	362,564	373,433
Workers' Compensation Insurance Segment
Gross premiums earned:
Traditional business	45,481	45,786	89,108	90,162
Alternative market business	14,385	16,293	28,734	33,456
Ceded premiums earned	(18,323)	(20,309)	(34,776)	(40,754)
Segment net premiums earned	41,543	41,770	83,066	82,864
Segregated Portfolio Cell Reinsurance Segment
Gross premiums earned:
Workers' compensation(1)	12,799	14,805	25,493	30,672
MPL(2)	684	821	1,333	1,364
Ceded premiums earned	(1,927)	(2,075)	(3,774)	(4,316)
Segment net premiums earned	11,556	13,551	23,052	27,720
Consolidated net premiums earned	$232,407	$239,867	$468,682	$484,017
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
During the first quarter of 2025, we altered our internal management reporting structure and the financial results evaluated by our CODM; therefore, we changed the composition of our operating and reportable segments to align with how the CODM currently oversees the business, allocates resources and evaluates operating performance. As a result, we now report the financial results of our subsidiary IAO, Inc. d/b/a ProAssurance Agency in the Specialty P&C segment which were previously reported in the Corporate segment. We operate in four segments: Specialty P&C, Workers' Compensation Insurance, Segregated Portfolio Cell Reinsurance and Corporate. All prior period segment information has been recast to conform to the current period presentation. The change in presentation had no impact on previously reported consolidated financial results.
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
Estimation of Taxes
For interim periods, we generally utilize the estimated annual effective tax rate method under which we determine our provision (benefit) for income taxes based on the current estimate of our annual effective tax rate. For the three and six months ended June 30, 2025 and June 30, 2024, we utilized the estimated annual effective tax rate method. Under this method, items which are unusual, infrequent or that cannot be reliably estimated are considered in the effective tax rate in the period in which the item is included in income and are referred to as discrete items. See further discussion on this method in Note 4 of the Notes to Condensed Consolidated Financial Statements.
U.S. Tax Legislation
The OBBBA was signed into law on July 4, 2025 and included extensions and modifications to various domestic and international tax provisions that were originally enacted under the TCJA. Under current accounting guidance, the effects of changes in tax law are accounted for in the period of enactment or the date the President signs the bill. These changes will be considered a discrete component of the income tax provision beginning in the third quarter of 2025. We are currently evaluating the financial impact of the change in tax law on our current and deferred taxes.

Liquidity and Capital Resources and Financial Condition
Overview
ProAssurance Corporation is a holding company and is a legal entity separate and distinct from its subsidiaries. As a holding company, our principal source of external revenue is our investment revenues. In addition, dividends from our operating subsidiaries represent another source of funds for our obligations, including debt service. We also charge our core domestic operating subsidiaries within our Specialty P&C and Workers' Compensation Insurance segments a management fee based on the extent to which services are provided to the subsidiary and the amount of gross premium written by the subsidiary. At June 30, 2025, we held cash and liquid investments of approximately $83 million outside our insurance subsidiaries that were available for use without regulatory approval or other restriction. As of July 31, 2025, we also have an additional $125 million in permitted borrowings available under our Revolving Credit Agreement as well as the possibility of a $50 million accordion feature, if successfully subscribed, as discussed in this section under the heading "Debt."
To date during 2025, our operating subsidiaries have paid dividends to us of approximately $12 million. In the aggregate, our insurance subsidiaries are permitted to pay dividends of approximately $145 million over the remainder of 2025 without prior approval of state insurance regulators. However, the payment of any dividend requires prior notice to the insurance regulator in the state of domicile, and the regulator may reduce or prevent the dividend if, in its judgment, payment of the dividend would have an adverse effect on the surplus of the insurance subsidiary. We make the decision to pay dividends from an insurance subsidiary based on the capital needs of that subsidiary and may pay less than the permitted dividend or may also request permission to pay an additional amount (an extraordinary dividend).
Cash Flows
Cash flows between periods compare as follows:

	Six Months Ended June 30
(In thousands)	2025	2024	Change
Net cash provided (used) by:
Operating activities	$(39,674)	$(24,499)	$(15,175)
Investing activities	34,233	(1,970)	36,203
Financing activities	(7,835)	(2,552)	(5,283)
Increase (decrease) in cash and cash equivalents	$(13,276)	$(29,021)	$15,745
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
Operating cash flows decreased for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. The change in operating cash flows was primarily due to:
•An increase in cash paid for operating expenses of $20.2 million driven by higher incentive based compensation and transaction-related costs associated with the proposed merger transaction with The Doctors Company (see Note 1 of the Notes to the Condensed Consolidated Financial Statements).
•A decrease in net premium receipts of $11.9 million primarily driven by a lower volume of written premium due to the proactive actions we have taken in certain lines of business to improve profitability, partially offset by a decrease in premiums paid for reinsurance.
The decrease in operating cash flows was partially offset by:
•A decrease in paid net losses of $7.9 million driven by our Specialty P&C segment which reflected an increase in cash received from reinsurance recoveries related to four large claims and, to a lesser extent, a lower number of claims resolved with large indemnity payments as compared to the prior year period.
•An increase in cash received from investment income of $7.3 million driven by an increase in distributed earnings and redemptions from our portfolio of investments in LPs/LLCs and higher average book yields as we take advantage of the current interest rate environment as our portfolio matures.
The remaining variance in operating cash flows for the six months ended June 30, 2025 as compared to the same period of 2024 was composed of individually insignificant components.

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
Excess of Loss Reinsurance Agreements
Our Medical Professional Liability and Medical Technology Liability treaties renew annually on October 1 and our workers' compensation treaty renews annually on May 1. Our traditional workers' compensation treaty renewed May 1, 2025 at a lower contract rate than the previous treaty. All other material terms were consistent with the expiring treaty. The significant coverages provided by our current excess of loss reinsurance agreements are depicted in the following table.
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
Taxes
We are subject to the tax laws and regulations of the U.S., Cayman Islands and U.K. We file a consolidated U.S. federal income tax return that includes the parent company and its U.S. subsidiaries, except for ProAssurance American Mutual, A Risk Retention Group. Our filing obligations include a requirement to make quarterly payments of estimated taxes to the IRS using the corporate tax rate effective for the tax year. We did not make any quarterly estimated tax payments during the three and six months ended June 30, 2025 or 2024; however, we made an income tax extension payment of $2.8 million during the second quarter of 2025 for the 2024 tax year.
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
As a result of the NORCAL acquisition, we have U.S. federal NOL carryforwards, which were approximately $18.9 million as of June 30, 2025. These NOL carryforwards are subject to limitation by Internal Revenue Code Section 382 and will begin to expire in 2035.
Investing Activities and Related Cash Flows
Our investments at June 30, 2025 and December 31, 2024 are comprised as follows:

	June 30, 2025		December 31, 2024
($ in thousands)	Carrying Value	% of Total Investment	Carrying Value	% of Total Investment
Fixed maturities, available-for-sale
U.S. Treasury obligations	$246,070	5%	$243,903	5%
U.S. Government-sponsored enterprise obligations	12,434	1%	14,894	1%
State and municipal bonds	470,552	11%	446,601	10%
Corporate debt	1,749,456	40%	1,727,775	40%
Residential mortgage-backed securities	517,973	11%	478,799	11%
Commercial mortgage-backed securities	211,384	5%	208,513	5%
Other asset-backed securities	451,961	10%	461,722	10%
Total fixed maturities, available-for-sale	3,659,830	83%	3,582,207	82%
Fixed maturities, trading	13,048	1%	53,157	1%
Total fixed maturities	3,672,878	84%	3,635,364	83%

Equity investments(1)	108,758	2%	130,158	3%
Short-term investments	257,268	6%	254,922	5%
BOLI	81,418	1%	80,179	2%
Investment in unconsolidated subsidiaries	251,198	6%	259,538	6%
Other investments	7,807	1%	7,266	1%
Total investments	$4,379,327	100%	$4,367,427	100%
(1) Includes $80.1 million and $101.2 million of investment grade bond funds as of June 30, 2025 and December 31, 2024, respectively, which are not subject to significant equity price risk.

At June 30, 2025, 99% of our investments in available-for-sale fixed maturity securities were rated and the average rating was A+. The distribution of our investments in available-for-sale fixed maturity securities by rating were as follows:

	June 30, 2025		December 31, 2024
($ in thousands)	Carrying Value	% of Total Investment	Carrying Value	% of Total Investment
Rating*
AAA	$563,512	15%	$571,139	16%
AA+	733,849	20%	710,841	20%
AA	195,508	5%	208,986	6%
AA-	178,339	5%	174,349	5%
A+	239,507	6%	248,353	7%
A	408,368	11%	413,259	11%
A-	424,294	11%	381,746	11%
BBB+	205,010	6%	197,142	5%
BBB	314,413	9%	297,266	8%
BBB-	148,538	4%	138,693	4%
Below investment grade	247,633	7%	239,577	6%
Not rated	859	1%	856	1%
Total	$3,659,830	100%	$3,582,207	100%
*Average of three NRSRO sources, presented as an S&P equivalent. Source: S&P, Copyright ©2025, S&P Global Market Intelligence
A detailed listing of our investment holdings as of June 30, 2025 is located under the Financials heading on the Investor Relations page of our website which can be reached directly at https://investor.proassurance.com/financial-information/quarterly-investment-supplements/default.aspx or through links from the Investor Relations section of our website, https://investor.proassurance.com/corporate-profile/default.aspx.
We manage our investments to ensure that we will have sufficient liquidity to meet our obligations, taking into consideration the timing of cash flows from our investments, including interest payments, dividends and principal payments, as well as the expected cash flows to be generated or used by our operations. In addition to the interest and dividends we will receive from our investments, we anticipate that between $70 million and $180 million of our portfolio will mature (or be paid down) each quarter over the next twelve months and become available, if needed, to meet our cash flow requirements. Our reinvestment rate of cash flows compared to recent years is more intermittent due to anticipated higher severity and paid loss trends in our MPL line of business and our Workers' Compensation Insurance segment. From time to time our cash balances will fluctuate depending on the actual timing of paid losses. The primary outflow of cash at our insurance subsidiaries is related to paid losses and operating costs, including income taxes. The payment of individual claims cannot be predicted with certainty; therefore, we rely upon the history of paid claims in estimating the timing of future claims payments with consideration given to current and anticipated industry trends and macroeconomic conditions. To the extent that we may have an unanticipated shortfall in cash, we may either liquidate securities or borrow funds under existing borrowing arrangements through our Revolving Credit Agreement and the FHLB system. As of July 31, 2025, $175 million could be made available for use through our Revolving Credit Agreement, as discussed in this section under the heading "Debt." Given the duration of our investments, we do not foresee a shortfall that would require us to meet operating cash needs through additional borrowings. Additional information regarding our Revolving Credit Agreement is detailed in Note 7 of the Notes to Condensed Consolidated Financial Statements.
At June 30, 2025, our FAL was comprised of cash and cash equivalents and investment securities deposited with Lloyd's which had a fair value of $14.1 million. During the first quarter of 2025, we increased our FAL in order to support accumulated losses from prior years, stemming primarily from aviation and catastrophe related losses. Additional information regarding our FAL is detailed in Note 3 of the Notes to Condensed Consolidated Financial Statements.
Our investment portfolio continues to be primarily composed of high quality fixed income securities with approximately 92% of our fixed maturities being investment grade securities as determined by national rating agencies. The weighted average effective duration of our fixed maturity securities at June 30, 2025 was 3.38 years; the weighted average effective duration of our fixed maturity securities combined with our short-term securities was 3.16 years.

The carrying value and unfunded commitments for certain of our investments were as follows:

	Carrying Value		June 30, 2025
($ in thousands, except expected funding period)	June 30, 2025	December 31, 2024	Unfunded Commitment	Expected funding period in years
Qualified affordable housing project tax credit partnerships (1)	$147	$247	$30	2
All other investments, primarily investment fund LPs/LLCs	251,051	259,291	213,600	5
Total	$251,198	$259,538	$213,630
(1) The carrying value reflects our total commitments (both funded and unfunded) to the partnerships, less any amortization, since our initial investment. We fund these investments based on funding schedules maintained by the partnerships.

Investment fund LPs/LLCs are by nature less liquid and may involve more risk than other investments. We manage our risk through diversification of asset class and geographic location. At June 30, 2025, we had investments in 36 separate investment funds with a total carrying value of $251.1 million which represented approximately 6% of our total investments. Our investment fund LPs/LLCs generate earnings from trading portfolios, secured debt, debt securities, multi-strategy funds and private equity investments, and the performance of these LPs/LLCs is affected by the volatility of equity and credit markets. For our investments in LPs/LLCs, we record our allocable portion of the partnership operating income or loss as the results of the LPs/LLCs become available, typically following the end of a reporting period. As of June 30, 2025, our total funding commitments legally outstanding related to our investments in LPs/LLCs were approximately $213.6 million; however, we anticipate capital of approximately $136 million to be drawn based on our current estimates.
Financing Activities and Related Cash Flows
Debt
Our outstanding debt consisted of the following:

($ in thousands)	June 30, 2025	December 31, 2024
Contribution Certificates	$181,820	$181,163
Revolving Credit Agreement	125,000	125,000
Term Loan	117,188	120,313
Total principal	424,008	426,476
Less unamortized debt issuance costs	1,375	1,603
Debt less unamortized debt issuance costs	$422,633	$424,873
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

Results of Operations – Three and Six Months Ended June 30, 2025 Compared to Three and Six Months Ended June 30, 2024
Selected consolidated financial data for each period is summarized in the table below.

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands, except per share data)	2025	2024	Change		2025	2024	Change
Revenues:
Net premiums written	$195,640	$202,911	$(7,271)		$471,691	$485,584	$(13,893)
Net premiums earned	$232,407	$239,867	$(7,460)		$468,682	$484,017	$(15,335)
Net investment result	43,517	45,210	(1,693)		84,482	82,071	2,411
Net investment gains (losses)	227	3,163	(2,936)		(1,466)	2,895	(4,361)
Other income (expense)	602	2,115	(1,513)		(2,867)	6,070	(8,937)
Total revenues	276,753	290,355	(13,602)		548,831	575,053	(26,222)

Expenses:
Net losses and loss adjustment expenses	159,937	186,000	(26,063)		349,898	380,694	(30,796)
Underwriting, policy acquisition and operating expenses	80,915	80,017	898		164,103	158,023	6,080
SPC U.S. federal income tax expense (benefit)	906	249	657		1,255	666	589
SPC dividend expense (income)	2,336	512	1,824		2,088	1,119	969
Interest expense	5,224	5,648	(424)		10,384	11,305	(921)
Total expenses	249,318	272,426	(23,108)		527,728	551,807	(24,079)
Income (loss) before income taxes	27,435	17,929	9,506		21,103	23,246	(2,143)
Income tax expense (benefit)	5,514	2,421	3,093		5,004	3,112	1,892
Net income (loss)	$21,921	$15,508	$6,413		$16,099	$20,134	$(4,035)
Non-GAAP operating income (loss)	$26,768	$10,939	$15,829		$33,577	$13,972	$19,605
Earnings (loss) per share:
Basic	$0.43	$0.30	$0.13		$0.31	$0.39	$(0.08)
Diluted	$0.42	$0.30	$0.12		$0.31	$0.39	$(0.08)
Non-GAAP operating income (loss) per share:
Basic	$0.52	$0.21	$0.31		$0.65	$0.27	$0.38
Diluted	$0.52	$0.21	$0.31		$0.65	$0.27	$0.38
Net loss ratio	68.8%	77.5%	(8.7	pts)	74.7%	78.7%	(4.0	pts)
Underwriting expense ratio	34.8%	33.4%	1.4	pts	35.0%	32.6%	2.4	pts
Combined ratio	103.6%	110.9%	(7.3	pts)	109.7%	111.3%	(1.6	pts)
Non-GAAP combined ratio (1)	101.8%	111.3%	(9.5	pts)	107.1%	111.9%	(4.8	pts)
Operating ratio	86.8%	95.7%	(8.9	pts)	93.5%	96.7%	(3.2	pts)
Non-GAAP operating ratio (1)	84.9%	95.6%	(10.7	pts)	90.8%	96.9%	(6.1	pts)
Effective tax rate	20.1%	13.5%	6.6	pts	23.7%	13.4%	10.3	pts
Return on equity (2)	7.0%	5.5%	1.5	pts	2.6%	3.6%	(1.0	pts)
Non-GAAP operating return on equity (2)	8.5%	3.9%	4.6	pts	5.4%	2.5%	2.9	pts
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

Executive Summary of Operations
The following sections provide an overview of our consolidated and segment results of operations for the three and six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024. See the Segment Results sections that follow for additional information regarding each segment's results.
Revenues
The following table shows our consolidated and segment net premiums earned:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2025	2024	Change		2025	2024	Change
Net premiums earned
Specialty P&C	$179,308	$184,546	$(5,238)	(2.8%)	$362,564	$373,433	$(10,869)	(2.9%)
Workers' Compensation Insurance	41,543	41,770	(227)	(0.5%)	83,066	82,864	202	0.2%
Segregated Portfolio Cell Reinsurance	11,556	13,551	(1,995)	(14.7%)	23,052	27,720	(4,668)	(16.8%)
Consolidated total	$232,407	$239,867	$(7,460)	(3.1%)	$468,682	$484,017	$(15,335)	(3.2%)
For the three and six months ended June 30, 2025, consolidated net premiums earned decreased $7.5 million and $15.3 million, respectively, as compared to the same respective periods of 2024.
•For our Specialty P&C segment, net premiums earned decreased during the 2025 three- and six-month periods as compared to the same respective periods of 2024 driven by our ceased participation in Syndicate 1729 for the 2024 underwriting year and, to a lesser extent, the pro rata effect of a decrease in the volume of premium written during the preceding twelve months, primarily due to proactive actions taken in certain lines to improve profitability.
•For our Workers' Compensation Insurance segment, net premiums earned for the 2025 three- and six-month periods as compared to the same respective periods of 2024 reflected the pro rata effect of a decrease in the volume of written premium during the preceding twelve months, the impact of which was more than offset by a $1.4 million reduction in reinstatement premium during the 2025 six-month period.
•Net premiums earned in our Segregated Portfolio Cell Reinsurance segment decreased for the 2025 three- and six-month periods as compared to the same respective periods of 2024 reflecting the non-renewal of three SPCs during 2024 and the non-renewal of two SPCs effective January 1, 2025. The decrease in net premiums earned during the six months ended June 30, 2025 also reflected a decrease in audit premium.
The following table shows our consolidated net investment result:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2025	2024	Change		2025	2024	Change
Net investment income	$38,933	$36,558	$2,375	6.5%	$75,883	$70,455	$5,428	7.7%
Equity in earnings (loss) of unconsolidated subsidiaries	4,584	8,652	(4,068)	(47.0%)	8,599	11,616	(3,017)	(26.0%)
Net investment result	$43,517	$45,210	$(1,693)	(3.7%)	$84,482	$82,071	$2,411	2.9%
The increase in our consolidated net investment income for the three and six months ended June 30, 2025 as compared to the same respective periods of 2024 reflected higher average book yields as we take advantage of the current interest rate environment as well as an increase in average investment balances. Our equity in earnings of unconsolidated subsidiaries decreased for the 2025 three- and six-month periods as compared to the same respective periods of 2024 driven by the performance of certain LPs/LLCs. These results are typically reported on a one-quarter lag, and the decrease reflected lower market valuations during the first quarter of 2025 and fourth quarter of 2024.

The following table shows our total consolidated net investment gains (losses):

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2025	2024	Change		2025	2024	Change
Net impairment losses recognized in earnings	$882	$(465)	$1,347	(289.7%)	$625	$(1,399)	$2,024	(144.7%)
Contingent Consideration remeasurement gain(1)	—	6,500	(6,500)	(100.0%)	—	6,500	(6,500)	(100.0%)
Other net investment gains (losses)	(655)	(2,872)	2,217	(77.2%)	(2,091)	(2,206)	115	(5.2%)
Net investment gains (losses)	$227	$3,163	$(2,936)	(92.8%)	$(1,466)	$2,895	$(4,361)	(150.6%)
(1) Represents the change in the fair value of contingent consideration issued in connection with the NORCAL acquisition. We do not consider these adjustments in assessing the financial performance of any of our segments and therefore, we excluded them from the Segment Results sections that follow. See Note 12 of the Notes to Condensed Consolidated Financial Statements for a reconciliation of our segment results to our consolidated results.

During the three and six months ended June 30, 2025, we recognized a reversal of $0.9 million and $0.6 million of credit-related impairment losses in earnings, respectively, and, for the 2025 six-month period, a reversal of a nominal amount of non-credit impairment losses in OCI. The reversal of the credit-related impairment losses in earnings during the three and six months ended June 30, 2025 primarily related to the sale of two corporate bonds, one in the real estate sector and one in the consumer sector. For the three and six months ended June 30, 2024, we recognized $0.5 million and $1.4 million of credit-related impairment losses in earnings, respectively, and, for the 2024 three-month period, a reversal of non-credit impairment losses in OCI of $0.5 million due to changes in projected future cash flows related to a corporate bond in the consumer sector. Additional information regarding investment impairment losses is provided in Note 3 of the Notes to Condensed Consolidated Financial Statements.
We recognized $0.7 million and $2.1 million of other net investment losses for the three and six months ended June 30, 2025, respectively, primarily driven by realized losses from the sale of certain available-for-sale fixed maturities and, to a lesser extent, the sale of equity investments, largely offset by unrealized holding gains resulting from changes in the fair value of our equity investments. We recognized $2.9 million and $2.2 million of other net investment losses for the three and six months ended June 30, 2024, respectively, primarily driven by unrealized holding losses resulting from changes in the fair value of our equity investments as well as realized losses from the sale of certain available-for-sale fixed maturities.
Consolidated other income (expense) for the three and six months ended June 30, 2025 as compared to the same period of 2024 was comprised as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2025	2024	Change		2025	2024	Change
Foreign currency exchange rate gains (losses)	$(1,754)	$511	$(2,265)	(443.2%)	$(9,037)	$2,440	$(11,477)	(470.4%)
Other	2,356	1,604	752	46.9%	6,170	3,630	2,540	70.0%
Other income (expense)	$602	$2,115	$(1,513)	(71.5%)	$(2,867)	$6,070	$(8,937)	(147.2%)
Excluding foreign currency exchange rate gains (losses), other income increased for the 2025 three- and six-month periods as compared to the same respective periods of 2024 driven by proceeds of $1.0 million associated with the sale of the renewal rights related to our legal professional liability book of business to an unrelated third party in our Specialty P&C segment. In addition, other income during the 2025 six-month period reflected a gain of $2.2 million associated with the sale of our Franklin, TN property to an unrelated third party during the first quarter of 2025.
Foreign currency exchange rate gains (losses) are reported in our Corporate segment and are primarily related to foreign currency denominated balances associated with international insurance exposures, primarily related to our strategic partnership with an international medical professional liability insured in our Specialty P&C segment. Due to the size of the loss reserves associated with these international exposures, even nominal movements in exchange rates can lead to volatility in our results of operations.
Beginning in 2025, foreign currency exchange rate gains (losses) include the impacts of our utilization of foreign currency forward contracts. Historically, we mitigated foreign currency exchange exposure by matching the currency and duration of associated investments to the corresponding loss reserves. However, when we invest in foreign currency denominated available-for-sale fixed maturities, in accordance with GAAP, the change in market value due to changes in foreign currency exchange rates is reflected as part of OCI. Conversely, the impact of changes in foreign currency exchange rates on loss reserves is reflected through net income (loss) as a component of other income (expense).

During the first quarter of 2025 we changed our hedging strategy around foreign currency exchange exposures. Instead of investing in foreign currency denominated investments, we began utilizing foreign currency forward contracts. As these forward contracts are designated as economic hedges (non-hedging instruments), the change in fair value of these contracts is reflected through net income (loss) as a component of other income (expense) which is intended to hedge against foreign currency exchange rate gains (losses) related to foreign currency denominated balances also recognized within other income (expense) in the same period. Additional information regarding our foreign currency forward contracts is provided in Note 8 of the Notes to the Condensed Consolidated Financial Statements. Due to our change in hedging strategy, we sold a majority of our foreign currency denominated available-for-sale fixed maturities during the first quarter of 2025. Those investments generated a foreign currency exchange rate gain due to movements in exchange rates from December 31, 2024 to March 31, 2025 which economically hedged against the foreign currency exchange rate losses recognized related to the reserve during the same period. However, due to the sale of those investments accumulated foreign currency exchange rate losses of $6.5 million were reclassified from AOCI to earnings and are included in other income (expense) in the 2025 six-month period. While the volatility in foreign currency exchange rates had an outsized impact on our results of operations in the 2025 six-month period, the overall impact on our financial position was nominal due to our hedging strategies.
Expenses
The following table shows our consolidated and segment net loss ratios and net prior accident year reserve development.

	Three Months Ended June 30				Six Months Ended June 30
($ in millions)	2025	2024	Change		2025	2024	Change
Current accident year net loss ratio
Consolidated ratio	79.8%	80.3%	(0.5	pts)	80.3%	80.1%	0.2	pts
Specialty P&C	82.0%	82.0%	—	pts	82.4%	81.9%	0.5	pts
Workers' Compensation Insurance	75.0%	77.0%	(2.0	pts)	75.0%	77.0%	(2.0	pts)
Segregated Portfolio Cell Reinsurance	63.7%	66.1%	(2.4	pts)	66.3%	65.6%	0.7	pts
Calendar year net loss ratio
Consolidated ratio	68.8%	77.5%	(8.7	pts)	74.7%	78.7%	(4.0	pts)
Specialty P&C	69.0%	78.7%	(9.7	pts)	76.1%	79.9%	(3.8	pts)
Workers' Compensation Insurance	75.0%	77.0%	(2.0	pts)	73.8%	77.0%	(3.2	pts)
Segregated Portfolio Cell Reinsurance	43.6%	63.6%	(20.0	pts)	54.7%	67.4%	(12.7	pts)
Favorable (unfavorable) reserve development, prior accident years
Consolidated	$25.6	$6.5	$19.1		$26.5	$6.9	$19.6
Specialty P&C	$23.3	$6.2	$17.1		$22.8	$7.4	$15.4
Workers' Compensation Insurance	$—	$—	$—		$1.0	$—	$1.0
Segregated Portfolio Cell Reinsurance	$2.3	$0.3	$2.0		$2.7	$(0.5)	$3.2
Each segment's contribution to the change in our consolidated current accident year net loss ratios for the three and six months ended June 30, 2025 as compared to the same respective periods of 2024 is as follows:

Increase (Decrease) 2025 versus 2024
(In percentage points)	Comparative three-month periods	Comparative six-month periods
Estimated ratio increase (decrease) attributable to:
Specialty P&C (1)	(0.1 pts)	0.4 pts
Workers' Compensation Insurance (2)	(0.4 pts)	(0.4 pts)
Segregated Portfolio Cell Reinsurance (3)	— pts	0.2 pts
Increase (decrease) in the consolidated current accident year net loss ratio	(0.5 pts)	0.2 pts
(1) For the six months ended June 30, 2025, the increase in the current accident year net loss ratio for our Specialty P&C segment was largely due to losses incurred from our Lloyd's Syndicates operations, which is currently in run-off.

(2) While we continue to consider the impact of medical cost inflation on our Workers' Compensation Insurance segment's loss results, the improvement in the current accident year net loss ratio for the 2025 three- and six-month periods reflects our cost control initiatives implemented during the first quarter of 2025.
(3) The higher current accident year net loss ratio in our Segregated Portfolio Cell Reinsurance segment for the six months ended June 30, 2025 reflected the impact of higher lost-time claim frequency and severity.
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

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2025	2024	Change		2025	2024	Change
Net favorable (unfavorable) reserve development	$24,608	$4,865	$19,743	405.8%	$24,493	$3,624	$20,869	575.9%
NORCAL Acquisition - Purchase Accounting Amortization	1,007	1,656	(649)	(39.2%)	2,014	3,312	(1,298)	(39.2%)
Total net favorable (unfavorable) reserve development	$25,615	$6,521	$19,094	292.8%	$26,507	$6,936	$19,571	282.2%
Excluding purchase accounting amortization, consolidated net favorable reserve development recognized in the three and six months ended June 30, 2025 was largely attributable to our MPL line of business in our Specialty P&C segment principally related to accident years 2018 through 2022. See the Segment Results sections that follow for additional information regarding each segment's current accident year net loss ratio and net prior accident year reserve development.
Our consolidated and segment underwriting expense ratios were as follows:

	Three Months Ended June 30				Six Months Ended June 30
	2025	2024	Change		2025	2024	Change
Underwriting Expense Ratio
Consolidated (1)	34.8%	33.4%	1.4	pts	35.0%	32.6%	2.4	pts
Specialty P&C	26.2%	27.6%	(1.4	pts)	26.4%	27.4%	(1.0	pts)
Workers' Compensation Insurance	40.4%	36.2%	4.2	pts	39.0%	35.8%	3.2	pts
Segregated Portfolio Cell Reinsurance	34.2%	38.7%	(4.5	pts)	35.1%	35.9%	(0.8	pts)
Corporate (2)	3.8%	3.6%	0.2	pts	3.6%	3.5%	0.1	pts
(1) Consolidated operating expenses for the three and six months ended June 30, 2025 include $4.5 million and $11.6 million, respectively, of transaction-related costs associated with the proposed merger transaction with The Doctors Company. Consolidated operating expenses for the three and six months ended June 30, 2024 include $0.3 million of actuarial consulting fees paid in connection with the final determination of contingent consideration associated with the acquisition of NORCAL. These transaction-related costs are not included in a segment as we do not consider these costs in assessing the financial performance of any of our operating or reportable segments. See Note 12 of the Notes to Condensed Consolidated Financial Statements for a reconciliation of our segment results to our consolidated results.

(2) There are no net premiums earned associated with the Corporate segment. Ratios shown are the contribution of the Corporate segment to the consolidated ratio (Corporate operating expenses divided by consolidated net premiums earned).

The increase in our consolidated underwriting expense ratios for the 2025 three- and six-month periods as compared to the same respective periods of 2024 was due to transaction-related costs, as discussed in footnote 1 above, which increased the ratios by 1.7 and 2.5 percentage points, respectively. Excluding transaction-related costs, our consolidated underwriting expense ratios remained relatively unchanged as the impact of higher DPAC amortization in our Workers' Compensation Insurance segment largely due to an increase in state employer assessments was offset by lower DPAC amortization in our Specialty P&C segment driven by lower commissionable premium.

Taxes
Our consolidated provision for income taxes and effective tax rates for the six months ended June 30, 2025 and 2024 were as follows:

($ in thousands)	Six Months Ended June 30
	2025	2024	Change
Income (loss) before income taxes	$21,103	$23,246	$(2,143)	(9.2%)
Income tax expense (benefit)	5,004	3,112	1,892	60.8%
Net income (loss)	$16,099	$20,134	$(4,035)	(20.0%)
Effective tax rate	23.7%	13.4%	10.3 pts

	Six Months Ended June 30
	2025	2024
Projected annual effective tax rate	22.8%	14.1%
Tax effect of discrete items	0.9%	(0.7%)
Total effective tax rate	23.7%	13.4%
We recognized an income tax expense of $5.0 million and $3.1 million during the six months ended June 30, 2025 and 2024, respectively. See further discussion on our effective tax rate in the Segment Results - Corporate section that follows under the heading "Taxes."
Our projected annual effective tax rates were 22.8% and 14.1% as of June 30, 2025 and 2024, respectively, before discrete items were considered. As shown in the table above, these discrete items increased our effective tax rate by 0.9% and decreased our effective tax rate by 0.7% for the 2025 and 2024 six-month periods, respectively.
Operating Ratio
Our operating ratio is our combined ratio, less our investment income ratio. This ratio provides the combined effect of underwriting profitability and investment income. Our consolidated operating ratios for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30				Six Months Ended June 30
	2025	2024	Change		2025	2024	Change
Combined ratio	103.6%	110.9%	(7.3	pts)	109.7%	111.3%	(1.6	pts)
Less: investment income ratio	16.8%	15.2%	1.6	pts	16.2%	14.6%	1.6	pts
Operating ratio	86.8%	95.7%	(8.9	pts)	93.5%	96.7%	(3.2	pts)
The primary drivers of the change in our consolidated operating ratios were as follows:

Increase (Decrease) 2025 versus 2024
(In percentage points)	Comparative three-month periods	Comparative six-month periods
Estimated ratio increase (decrease) attributable to:
Change in prior accident year reserve development	(8.2 pts)	(4.2 pts)
Investment income	(1.6 pts)	(1.6 pts)
Transaction-related costs	1.7 pts	2.5 pts
Non-core operations (1)	0.3 pts	0.8 pts
All other, net	(1.1 pts)	(0.7 pts)
Decrease in the operating ratio	(8.9 pts)	(3.2 pts)
(1) Non-core operations include the net underwriting results from both our Lloyd's Syndicates operations and legal professional liability book of business within our Specialty P&C segment which are in run off. Net underwriting results exclude the impact of prior accident year reserve development and investment income associated with these operations, which are shown separately in the table above. See further discussion on these non-core operations in this section under the heading "Non-GAAP Financial Measures" and in the Segment Results - Specialty Property and Casualty section that follows.

Excluding the impact of the items specifically identified in the table above, our operating ratios for the 2025 three- and six-month periods improved approximately 1.1 and 0.7 percentage points, respectively, as compared to the same respective periods of 2024 driven by an improvement in the current accident year net loss ratio in our Workers' Compensation Insurance segment and the impact of a decrease to our estimate of premiums owed under a reinsurance treaty related to prior accident years in our Specialty P&C segment which increased net premiums earned in the 2025 three- and six-month periods (the denominator of the operating ratio). See previous discussion in this section under the heading "Expenses" and further discussion in our Segment Results sections that follow.
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
The following table is a reconciliation of net income (loss) to Non-GAAP operating income (loss):

	Three Months Ended June 30		Six Months Ended June 30
(In thousands, except per share data)	2025	2024	2025	2024
Net income (loss)	$21,921	$15,508	$16,099	$20,134
Items excluded in the calculation of Non-GAAP operating income (loss):
Net investment (gains) losses (1)	(227)	(3,163)	1,466	(2,895)
Net investment gains (losses) attributable to SPCs in which no profit/loss is retained (2)	924	175	684	1,327
Transaction-related costs (3)	4,538	320	11,594	320
Foreign currency exchange rate (gains) losses (4)	1,754	(511)	9,037	(2,440)
Non-operating income (5)	(950)	—	(3,162)	—
Guaranty fund assessments (recoupments)	90	(59)	95	28
Non-core operations (6)	(559)	(586)	563	(1,731)
Pre-tax effect of exclusions	5,570	(3,824)	20,277	(5,391)
Tax effect, at 21% (7)	(723)	(745)	(2,799)	(771)
After-tax effect of exclusions	4,847	(4,569)	17,478	(6,162)
Non-GAAP operating income (loss)	$26,768	$10,939	$33,577	$13,972
Per diluted common share:
Net income (loss)	$0.42	$0.30	$0.31	$0.39
Effect of exclusions	0.10	(0.09)	0.34	(0.12)
Non-GAAP operating income (loss) per diluted common share	$0.52	$0.21	$0.65	$0.27
(1) Net investment gains (losses) recognized in earnings are primarily driven by changes in the value of investments that are marked to fair value each period, the nature and timing of which are unrelated to our normal operating results. In addition, net investment gains (losses) for the three and six months ended June 30, 2024 include the $6.5 million decrease to the contingent consideration liability.
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
(3) Transaction-related costs in 2025 are attributable to professional fees incurred in relation to the proposed merger transaction with The Doctors Company. Additional information regarding the proposed merger transaction with The Doctors Company is provided in Note 1 of the Notes to the Condensed Consolidated Financial Statements. Transaction-related costs in 2024 are attributable to actuarial consulting fees paid during the second quarter of 2024 in relation to the final determination of contingent consideration associated with the NORCAL acquisition. We are excluding these costs as they do not reflect normal operating results and are unique and non-recurring in nature.
(4) Foreign currency exchange rate gains (losses) are reported in our Corporate segment and are primarily related to foreign currency denominated balances associated with international insurance exposures, primarily related to our strategic partnership with an international medical professional liability insured in our Specialty P&C segment. Due to the size of the loss reserves associated with these international exposures, even nominal movements in exchange rates can lead to volatility in our results of operations. We exclude foreign currency exchange rate movements as the nature and timing of these changes are not indicative of our normal core operating results. See previous discussion in this section under the heading "Revenues."

(5) Non-operating income in the 2025 three-month period reflects proceeds of $1.0 million associated with the sale of the renewal rights related to our legal professional liability book of business to an unrelated third party in the current quarter. Further, in the 2025 six-month period, non-operating income includes a gain of $2.2 million associated with the sale of our Franklin, TN property to an unrelated third party in the first quarter of 2025. See additional discussion on the legal professional liability transaction in the Segment Results - Specialty Property and Casualty section under the heading "Gross Premium Written" that follows. We are excluding these items as they do not reflect normal operating results and are unique and non-recurring in nature.
(6) Non-core operations include the net underwriting results from operations that are currently in run-off but do not qualify for Discontinued Operations accounting treatment under GAAP. These operations include our Lloyd's Syndicates operations from our previous participation in Syndicate 1729 and Syndicate 6131 as well as our legal professional liability book of business. Net investment gains (losses) recognized in earnings associated with these operations are included in the adjustment for consolidated net investment gains (losses) as described in footnote 1.
(7) The 21% rate is the annual expected statutory tax rate associated with the taxable or tax deductible items listed above. We utilized the estimated annual effective tax rate method for the three and six months ended June 30, 2025 and 2024. See further discussion on this method in the Critical Accounting Estimates section under the heading "Estimation of Taxes" and in Note 4 of the Notes to Condensed Consolidated Financial Statements. For both the 2025 and 2024 periods, our effective tax rate was applied to these items in calculating net income (loss), excluding net investment gains (losses) and related adjustments which were treated as discrete items and were tax effected at the annual expected statutory tax rate (21%) in the period they were included in our consolidated tax provision and net income (loss). The taxes associated with the net investment gains (losses) related to SPCs in our Segregated Portfolio Cell Reinsurance segment are paid by the individual SPCs and are not included in our consolidated tax provision or net income (loss); therefore, both the net investment gains (losses) from our Segregated Portfolio Cell Reinsurance segment and the adjustment to exclude the portion of net investment gains (losses) included in the SPC dividend expense (income) in the table above are not tax effected. There are no taxes associated with our Lloyd’s Syndicates operations in our consolidated tax provision due to the availability of net operating losses and the full valuation allowance recorded against the deferred tax assets. Accordingly, all adjustments related to our Lloyd's Syndicates operations in the table above are not tax effected. The portion of transaction-related costs that is tax deductible was tax effected at the statutory tax rate (21%) while the remaining non-deductible portion was not tax effected as there was no associated income tax benefit.
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
Our consolidated key ratios for the three and six months ended June 30, 2025 and 2024 include the impact of net underwriting results related to non-core operations, guaranty fund assessments and transaction-related costs (see previous discussion on these items in the previous table). Non-core operations include $0.1 million of underwriting income in the 2025 three-month period and an underwriting loss of $1.2 million in the 2025 six-month period associated with our Lloyd's Syndicates operations as compared to underwriting income of $0.3 million and $1.1 million for the same respective periods of 2024. Also included in non-core operations are the underwriting results associated with our legal professional liability book of business which were nominal in amount for all periods presented.
The following table is a reconciliation of our consolidated key ratios to Non-GAAP adjusted key ratios for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30
Consolidated	2025				2024
	As Reported	Non-GAAP operating adjustments		Non-GAAP Adjusted Ratios	As Reported	Non-GAAP operating adjustments		Non-GAAP Adjusted Ratios
Current accident year net loss ratio	79.8%	0.2	pts	80.0%	80.3%	0.5	pts	80.8%
Effect of prior accident years’ reserve development	(11.0%)	(0.1	pts)	(11.1%)	(2.8%)	(0.3	pts)	(3.1%)
Net loss ratio	68.8%	0.1	pts	68.9%	77.5%	0.2	pts	77.7%
Underwriting expense ratio	34.8%	(1.9	pts)	32.9%	33.4%	0.2	pts	33.6%
Combined ratio	103.6%	(1.8	pts)	101.8%	110.9%	0.4	pts	111.3%
Less: Investment Income Ratio	16.8%	0.1	pts	16.9%	15.2%	0.5	pts	15.7%
Operating ratio	86.8%	(1.9	pts)	84.9%	95.7%	(0.1	pts)	95.6%

	Six Months Ended June 30
Consolidated	2025				2024
	As Reported	Non-GAAP operating adjustments		Non-GAAP Adjusted Ratios	As Reported	Non-GAAP operating adjustments		Non-GAAP Adjusted Ratios
Current accident year net loss ratio	80.3%	0.2	pts	80.5%	80.1%	0.7	pts	80.8%
Effect of prior accident years’ reserve development	(5.6%)	(0.4	pts)	(6.0%)	(1.4%)	(0.3	pts)	(1.7%)
Net loss ratio	74.7%	(0.2	pts)	74.5%	78.7%	0.4	pts	79.1%
Underwriting expense ratio	35.0%	(2.4	pts)	32.6%	32.6%	0.2	pts	32.8%
Combined ratio	109.7%	(2.6	pts)	107.1%	111.3%	0.6	pts	111.9%
Less: Investment Income Ratio	16.2%	0.1	pts	16.3%	14.6%	0.4	pts	15.0%
Operating ratio	93.5%	(2.7	pts)	90.8%	96.7%	0.2	pts	96.9%
Our Specialty P&C segment key ratios for the three and six months ended June 30, 2025 and 2024 include the impact of net underwriting results related to non-core operations, as previously discussed, and guaranty fund assessments.
The following table is a reconciliation of our Specialty P&C segment key ratios to Non-GAAP adjusted key ratios for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30
Specialty P&C segment	2025				2024
	Segment As Reported	Non-GAAP operating adjustments		Non-GAAP Adjusted Ratios	Segment As Reported	Non-GAAP operating adjustments		Non-GAAP Adjusted Ratios
Current accident year net loss ratio	82.0%	0.2	pts	82.2%	82.0%	0.8	pts	82.8%
Effect of prior accident years’ reserve development	(13.0%)	(0.1	pts)	(13.1%)	(3.3%)	(0.5	pts)	(3.8%)
Net loss ratio	69.0%	0.1	pts	69.1%	78.7%	0.3	pts	79.0%
Underwriting expense ratio	26.2%	(0.1	pts)	26.1%	27.6%	0.2	pts	27.8%
Combined ratio	95.2%	—	pts	95.2%	106.3%	0.5	pts	106.8%

	Six Months Ended June 30
Specialty P&C segment	2025				2024
	Segment As Reported	Non-GAAP operating adjustments		Non-GAAP Adjusted Ratios	Segment As Reported	Non-GAAP operating adjustments		Non-GAAP Adjusted Ratios
Current accident year net loss ratio	82.4%	0.3	pts	82.7%	81.9%	0.9	pts	82.8%
Effect of prior accident years’ reserve development	(6.3%)	(0.5	pts)	(6.8%)	(2.0%)	(0.3	pts)	(2.3%)
Net loss ratio	76.1%	(0.2	pts)	75.9%	79.9%	0.6	pts	80.5%
Underwriting expense ratio	26.4%	(0.1	pts)	26.3%	27.4%	—	pts	27.4%
Combined ratio	102.5%	(0.3	pts)	102.2%	107.3%	0.6	pts	107.9%
Non-GAAP Operating ROE
Non-GAAP operating ROE is a financial measure that is calculated as annualized Non-GAAP operating income (loss) for the period divided by the average of beginning and ending total shareholders’ equity. As previously discussed, in calculating Non-GAAP operating income (loss), we have excluded the effects of certain items that do not reflect normal results. Non-GAAP operating ROE measures the overall after-tax profitability of our core insurance operations and shows how efficiently capital is being used; however, it should be considered in conjunction with ROE computed in accordance with GAAP. The following table is a reconciliation of ROE to Non-GAAP operating ROE for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30				Six Months Ended June 30
	2025	2024	Change		2025	2024	Change
ROE	7.0%	5.5%	1.5	pts	2.6%	3.6%	(1.0	pts)
Effect of items excluded in the calculation of Non-GAAP operating ROE	1.5%	(1.6%)	3.1	pts	2.8%	(1.1%)	3.9	pts
Non-GAAP operating ROE	8.5%	3.9%	4.6	pts	5.4%	2.5%	2.9	pts
Non-GAAP operating ROE for the 2025 three- and six-month periods increased by 4.6 and 2.9 percentage points, respectively, as compared to the same respective periods of 2024 driven by higher favorable prior accident year reserve development, predominately in our MPL line of business. See previous discussions in this section under the heading "Executive Summary of Operations" and further discussion in our Segment Results sections that follow.
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
The following table is a reconciliation of our book value per share to Non-GAAP adjusted book value per share at December 31, 2024 and June 30, 2025:

Book Value Per Share
Book Value Per Share at December 31, 2024	$23.49
Less: AOCI Per Share(1)	(3.37)
Non-GAAP Adjusted Book Value Per Share at December 31, 2024	26.86
Increase (decrease) to Non-GAAP Adjusted Book Value Per Share during the six months ended June 30, 2025 attributable to:
Net income (loss)	0.31
Other(2)	(0.10)
Non-GAAP Adjusted Book Value Per Share at June 30, 2025	27.07
Add: AOCI Per Share(1)	(2.27)
Book Value Per Share at June 30, 2025	$24.80
(1) Primarily the impact of accumulated unrealized investment gains (losses) on our available-for-sale fixed maturity investments. See Note 9 of the Notes to Condensed Consolidated Financial Statements for additional information.

(2) Primarily the impact of an increase in common shares outstanding due to share-based compensation.
Book value increased $1.31 per share from December 31, 2024 to June 30, 2025 driven by the change in AOCI of $1.10 per share largely due to unrealized holding gains on our fixed income investment portfolio which flow directly to AOCI due to a decrease in interest rates since the end of 2024.
The increase of $0.21 per share in Non-GAAP adjusted book value per share from December 31, 2024 to June 30, 2025 reflected net income of $0.31 per share recognized during the six months ended June 30, 2025, partially offset by the impact of share-based compensation and changes in common shares outstanding.

Segment Results - Specialty Property & Casualty
Our Specialty P&C segment focuses on Medical Professional Liability insurance and Medical Technology Liability insurance as discussed in Note 16 of the Notes to Consolidated Financial Statements in our December 31, 2024 report on Form 10-K. The Specialty P&C segment also includes non-premium revenues generated outside of our insurance entities and the underwriting results from our participation in Syndicate 1729 and Syndicate 6131 at Lloyd's of London, which is currently in run off. As previously discussed under the heading "ProAssurance Overview," we changed the composition of our operating and reportable segments during the first quarter of 2025. As a result, we now report the financial results of our subsidiary IAO, Inc. d/b/a ProAssurance Agency in the Specialty P&C segment which were previously reported in the Corporate segment. All prior period segment information has been recast to conform to the current period presentation and the change in presentation had no impact on previously reported consolidated financial results. See further information regarding this presentation change in Note 12 of the Notes to Condensed Consolidated Financial Statements.
Segment results reflected the pre-tax profit or loss from these operations including the amortization of certain purchase accounting adjustments. Segment results included the following:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2025	2024	Change		2025	2024	Change
Net premiums written	$142,937	$149,020	$(6,083)	(4.1%)	$356,593	$367,719	$(11,126)	(3.0%)
Net premiums earned	$179,308	$184,546	$(5,238)	(2.8%)	$362,564	$373,433	$(10,869)	(2.9%)
Other income (expense)	2,141	1,427	714	50.0%	5,908	3,589	2,319	64.6%
Net losses and loss adjustment expenses	(123,746)	(145,234)	21,488	(14.8%)	(275,995)	(298,227)	22,232	(7.5%)
Underwriting, policy acquisition and operating expenses	(47,009)	(50,956)	3,947	(7.7%)	(95,645)	(102,292)	6,647	(6.5%)
Segment results	$10,694	$(10,217)	$20,911	204.7%	$(3,168)	$(23,497)	$20,329	86.5%

Net loss ratio	69.0%	78.7%	(9.7 pts)		76.1%	79.9%	(3.8 pts)
Underwriting expense ratio	26.2%	27.6%	(1.4 pts)		26.4%	27.4%	(1.0 pts)

Non-GAAP Adjusted Ratios*
Net loss ratio	69.1%	79.0%	(9.9 pts)		75.9%	80.5%	(4.6 pts)
Underwriting expense ratio	26.1%	27.8%	(1.7 pts)		26.3%	27.4%	(1.1 pts)
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

Gross, ceded and net premiums written were as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2025	2024	Change		2025	2024	Change
Gross premiums written	$157,610	$163,176	$(5,566)	(3.4%)	$391,620	$401,894	$(10,274)	(2.6%)
Less: Ceded premiums written	14,673	14,156	517	3.7%	35,027	34,175	852	2.5%
Net premiums written	$142,937	$149,020	$(6,083)	(4.1%)	$356,593	$367,719	$(11,126)	(3.0%)
Gross Premiums Written
Gross premiums written by component were as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2025	2024	Change		2025	2024	Change
Medical Professional Liability (1)(2)	$143,881	$145,274	$(1,393)	(1.0%)	$365,414	$364,240	$1,174	0.3%
Medical Technology Liability (3)	10,182	11,029	(847)	(7.7%)	18,399	20,448	(2,049)	(10.0%)
Lloyd's Syndicates (4)	(236)	1,535	(1,771)	(115.4%)	(107)	5,245	(5,352)	(102.0%)
Other (5)	3,783	5,338	(1,555)	(29.1%)	7,914	11,961	(4,047)	(33.8%)
Total Gross Premiums Written	$157,610	$163,176	$(5,566)	(3.4%)	$391,620	$401,894	$(10,274)	(2.6%)
(1) Medical Professional Liability premium was our greatest source of premium revenues in 2025 and 2024. The decrease in MPL premium for the 2025 three-month period as compared to the same period of 2024 was driven by retention losses due to market conditions and our focus on underwriting discipline, partially offset by an increase in renewal pricing and, to a lesser extent, new business written. The increase in MPL premium for the 2025 six-month period was driven by an increase in renewal pricing, new business written and an increase in tail coverage premium, largely offset by retention losses. Retention losses during the 2025 three- and six-month periods generally reflect our pursuit of rate adequacy in a competitive market where other carriers may not have the same profitability objectives, appreciate the rate need, or are attempting to gain market share despite near term underwriting losses which can be supported by investment returns from excess capital. Renewal pricing increases during the 2025 three- and six-month periods reflect our response to the rising loss cost environment and new business reflects the competitive market conditions. See a description of our MPL line of business and additional discussion on competitive market conditions in Part I Item 1. Business under the heading "Specialty Property and Casualty Segment" and "Competition" in our December 31, 2024 report on Form 10-K, respectively.
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
(3) Our Medical Technology Liability business is marketed throughout the U.S.; coverage is offered on a primary or excess basis, within specified limits, to manufacturers and distributors of medical technology and life sciences products including entities conducting human clinical trials. In addition to the previously listed factors that affect our premium volume, our Medical Technology Liability premium is also impacted by the sales volume of insureds. Our Medical Technology Liability premium decreased for the 2025 three- and six-month periods as compared to the same respective periods of 2024 driven by retention losses and, for the 2025 three-month period, a decrease in renewal pricing primarily due to changes in exposure of certain insureds, partially offset by new business written. Retention losses during the 2025 three- and six-month periods are primarily attributable to an increase in competition on terms and pricing, insureds no longer needing coverage including going out of business, non-payment and the broker losing the account.
(4) Our Lloyd's Syndicates business includes the results from our previous participation in Syndicate 1729 at Lloyd's of London, which is currently in run-off. Effective September 2023, we elected to discontinue our participation in the results of Syndicate 1729 beginning with the 2024 underwriting year. We normally report results from our Lloyd's Syndicates operations on a one quarter delay. Our ceased participation began to be reflected in our results in the second quarter of 2024. For the 2023 underwriting year our participation in the results of Syndicate 1729 was approximately 5%. Our Lloyd’s Syndicates premium for the 2025 three- and six-month periods reflected the impact of our ceased participation.
(5) This component of gross premiums written includes all other product lines within our Specialty P&C segment, primarily professional liability coverage to attorneys and their firms in select areas of practice. On April 15, 2025, we sold the renewal rights related to our legal professional liability book of business to an unrelated third party for $1.0 million. As part of the terms of that transaction, we agreed to continue directly writing renewal policies for a limited period of time and entered into a 100% quota share reinsurance agreement with that third party. The transaction included the full operations of the business, including underwriting, claims management and transfer of select team members supporting the business. We will retain responsibility for claim liabilities associated with all policies issued by us prior to the close of the transaction.
New business written, retention and the change in renewal pricing for our Specialty P&C segment and by major component, excluding Lloyd's Syndicates, are shown in the table below:

	Three Months Ended June 30
	2025				2024
($ in millions)	MPL	Medical Technology Liability	Other	Specialty P&C Segment	MPL	Medical Technology Liability	Other	Specialty P&C Segment
New business	$10.6	$0.6	$—	$11.2	$4.2	$0.7	$0.1	$5.0
Retention rate(1)	81%	87%	58%	81%	83%	90%	82%	84%
Change in renewal pricing(2)	11%	(3%)	3%	10%	9%	4%	3%	9%

	Six Months Ended June 30
	2025				2024
($ in millions)	MPL	Medical Technology Liability	Other	Specialty P&C Segment	MPL	Medical Technology Liability	Other	Specialty P&C Segment
New business	$16.6	$1.0	$0.1	$17.7	$13.5	$1.6	$0.3	$15.4
Retention rate(1)	83%	87%	58%	83%	85%	92%	80%	85%
Change in renewal pricing(2)	10%	1%	3%	9%	8%	3%	3%	8%
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
We pay our reinsurers a ceding premium in exchange for their accepting the risk, and in certain of our excess of loss arrangements, the ultimate amount of which is determined by the loss experience of the business ceded, subject to certain minimum and maximum amounts. Given the length of time that it takes to resolve our claims, many years may elapse before all losses recoverable under a reinsurance arrangement are known. As a part of the process of estimating our loss reserve we also make estimates regarding the amounts recoverable under our reinsurance arrangements. As a result, we may have an adjustment to our estimate of expected losses and associated recoveries for prior year ceded losses under certain loss sensitive reinsurance agreements. During the 2025 three- and six-month periods we decreased our estimate of ceded premiums owed related to prior accident years by $1.2 million. There were no adjustments to our previous estimates of ceded premiums owed related to prior accident years during the 2024 three- and six-month periods. Changes to estimates of premiums ceded related to prior accident years are fully earned in the period the changes in estimates occur.

As shown in the table below, our ceded premiums ratio was affected during the 2025 three- and six-month periods by a revision to our estimate of premiums owed to reinsurers related to coverages provided in prior accident years. The ceded premiums ratio was as follows:

	Three Months Ended June 30				Six Months Ended June 30
	2025	2024	Change		2025	2024	Change
Ceded premiums ratio	9.3%	8.7%	0.6	pts	8.9%	8.5%	0.4	pts
Less the effect of adjustments in premiums owed under reinsurance agreements, prior accident years (as previously discussed)	(0.7%)	—%	(0.7	pts)	(0.3%)	—%	(0.3	pts)
Ratio, current accident year	10.0%	8.7%	1.3	pts	9.2%	8.5%	0.7	pts
The above table reflects ceded premiums written, excluding the effect of prior year ceded premium adjustments, as previously discussed, as a percentage of gross premiums written. The increase in our current accident year ceded premiums ratios for the 2025 three- and six-month periods as compared to the same respective periods of 2024 was driven by an increase in premiums ceded under our excess of loss reinsurance arrangements primarily due to the incorporation of podiatric and chiropractic policies into our MPL treaty effective October 1, 2024 and, to a lesser extent, the impact of a higher rate than the previous Medical Technology Liability treaty. The increase in our current accident year ceded premiums ratios for the 2025 three- and six-month periods also reflected the impact of the aforementioned 100% quota share reinsurance agreement entered into during the second quarter of 2025 related to our legal professional liability policies.
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
Net premiums earned were as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2025	2024	Change		2025	2024	Change
Gross premiums earned	$195,172	$201,693	$(6,521)	(3.2%)	$396,098	$408,320	$(12,222)	(3.0%)
Less: Ceded premiums earned	15,864	17,147	(1,283)	(7.5%)	33,534	34,887	(1,353)	(3.9%)
Net premiums earned	$179,308	$184,546	$(5,238)	(2.8%)	$362,564	$373,433	$(10,869)	(2.9%)
Gross premiums earned decreased during the 2025 three- and six-month periods as compared to the same respective periods of 2024 driven by our ceased participation in Syndicate 1729 for the 2024 underwriting year and, to a lesser extent, the pro rata effect of a decrease in the volume of written premium during the preceding twelve months, primarily due to proactive actions taken in certain lines to improve profitability.
Ceded premiums earned during the 2025 three- and six-month periods as compared to the same respective periods of 2024 included a prior accident year ceded premium adjustment of $1.2 million (see previous discussion under the heading "Ceded Premiums Ratio"). After removing the effect of the prior accident year ceded premium adjustment, ceded premiums earned remained relatively unchanged during the 2025 three- and six-month periods as compared to the same respective periods of 2024.
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
The following table summarizes calendar year net loss ratios for our Specialty P&C segment by separating losses between the current accident year and all prior accident years. The net loss ratios for our Specialty P&C segment were as follows:

	Net Loss Ratios (1)
	Three Months Ended June 30				Six Months Ended June 30
	2025	2024	Change		2025	2024	Change
Calendar year net loss ratio	69.0%	78.7%	(9.7	pts)	76.1%	79.9%	(3.8	pts)
Less impact of prior accident years on the net loss ratio	(13.0%)	(3.3%)	(9.7	pts)	(6.3%)	(2.0%)	(4.3	pts)
Current accident year net loss ratio	82.0%	82.0%	—	pts	82.4%	81.9%	0.5	pts
Less estimated ratio increase (decrease) attributable to:
Ceded premium adjustments, prior accident years (2)	(0.5%)	—%	(0.5	pts)	(0.3%)	—%	(0.3	pts)
Current accident year net loss ratio, excluding the effect of prior year ceded premium (3)	82.5%	82.0%	0.5	pts	82.7%	81.9%	0.8	pts
(1)Net losses, as specified, divided by net premiums earned.
(2)In the second quarter of 2025, we decreased our estimate of premiums owed under a reinsurance treaty related to prior accident years which increased net premiums earned (the denominator of the loss ratio). See previous discussion under the heading "Ceded Premiums Ratio".
(3)As shown in the table above, our current accident year net loss ratio, excluding the effect of prior year ceded premium adjustments, increased 0.5 and 0.8 percentage points for the three and six months ended June 30, 2025, respectively, as compared to the same respective periods of 2024, almost entirely due to losses incurred from our Lloyd's Syndicates operations, which is currently in run-off.
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
We recognized net favorable (unfavorable) prior accident year reserve development as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2025	2024	Change		2025	2024	Change
Total net favorable (unfavorable) reserve development	$23,289	$6,181	$17,108	276.8%	$22,837	$7,431	$15,406	207.3%

The following table shows net favorable (unfavorable) development by component for the three and six months ended June 30, 2025 and 2024:
•MPL: Net favorable reserve development recognized during the three and six months ended June 30, 2025 was primarily due to lower than anticipated loss emergence principally related to accident years 2018 through 2022. Net favorable reserve development during the three and six months ended June 30, 2024 principally related to accident years 2017 and prior.
•Medical Technology Liability: Net favorable reserve development recognized during the three and six months ended June 30, 2025 was driven by lower than anticipated loss emergence principally related to accident years 2022 and 2023. Net favorable reserve development three and six months ended 2024 principally related to accident years 2017 and prior.
•Lloyd's Syndicates Operations (Participation Discontinued): Net unfavorable reserve development associated with our discontinued Lloyd's Syndicates operations during the six months ended June 30, 2025 and the three and six months ended June 30, 2024 was driven by higher than expected losses and development on certain large claims, primarily catastrophe related losses.
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

Underwriting, Policy Acquisition and Operating Expenses
Our Specialty P&C segment underwriting, policy acquisition and operating expenses were comprised as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2025	2024	Change		2025	2024	Change
DPAC amortization	$22,380	$25,758	$(3,378)	(13.1%)	$46,914	$51,600	$(4,686)	(9.1%)
Management fees	747	780	(33)	(4.2%)	1,876	1,925	(49)	(2.5%)
Other underwriting and operating expenses	23,882	24,418	(536)	(2.2%)	46,855	48,767	(1,912)	(3.9%)
Total	$47,009	$50,956	$(3,947)	(7.7%)	$95,645	$102,292	$(6,647)	(6.5%)
DPAC amortization decreased for the 2025 three- and six-month periods as compared to the same respective periods of 2024 primarily driven by a decrease in agent commissions and brokerage expenses, largely due to lower commissionable premium, and, to a lesser extent, lower capitalized compensation-related costs.
Management fees are charged pursuant to a management agreement by the Corporate segment to the core domestic insurance subsidiaries within our Specialty P&C segment for services provided based on the extent to which services are provided to the subsidiary and the amount of premium written by the subsidiary. While the terms of the management agreement were consistent between 2025 and 2024, fluctuations in the amount of premium written by each subsidiary can result in corresponding variations in the management fee charged to each subsidiary during a particular period.
Other underwriting and operating expenses decreased for the 2025 three- and six-month periods as compared to the same respective periods of 2024 primarily attributable to lower professional fees, facilities expense and, for the 2025 six-month period, a decrease in our share of Syndicate 1729's operating expenses due to our ceased participation for the 2024 underwriting year. The decrease in professional fees for the 2025 three- and six-month periods was driven by a reduction in fees associated with a data analytics services agreement. The decrease in facilities expense for the 2025 three- and six-month periods was due to the sale of our Franklin, TN property during the first quarter of 2025. The remaining variance in other underwriting and operating expenses for the 2025 three- and six-month periods as compared to the same respective periods of 2024 was comprised of individually insignificant components.
Underwriting Expense Ratio (the Expense Ratio)
Our expense ratio for the Specialty P&C segment was as follows:

	Three Months Ended June 30				Six Months Ended June 30
	2025	2024	Change		2025	2024	Change
Underwriting expense ratio	26.2%	27.6%	(1.4	pts)	26.4%	27.4%	(1.0	pts)
The change in our expense ratios for the 2025 three- and six-month periods as compared to the same respective periods of 2024 was primarily attributable to the following:

Increase (Decrease) 2025 versus 2024
(In percentage points)	Comparative three-month periods	Comparative six-month periods
Estimated ratio increase (decrease) attributable to:
Change in net premiums earned and DPAC amortization(1)	(1.3 pts)	(0.6 pts)
Tail premium(2)	(0.2 pts)	(0.5 pts)
All other, net	0.1 pts	0.1 pts
Decrease in the underwriting expense ratio	(1.4 pts)	(1.0 pts)
(1) Excludes tail premium and the impact of a ceded premium adjustment related to prior accident years. See previous discussion on the ceded premium adjustment under the heading "Ceded Premiums Ratio."

(2) Represents the impact of the tail premium written in the period as these premiums are typically fully earned when written with minimal associated expenses.
Excluding the impact of the items specifically identified in the table above, our expense ratio remained relatively unchanged for the 2025 three- and six-month periods, respectively, as compared to the same respective periods of 2024.

Segment Results - Workers' Compensation Insurance
Our Workers' Compensation Insurance segment includes workers' compensation products provided to employers generally with 1,000 or fewer employees, as discussed in Note 16 of the Notes to Consolidated Financial Statements in our December 31, 2024 report on Form 10-K. Segment results included the following:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2025	2024	Change		2025	2024	Change
Net premiums written	$41,369	$39,993	$1,376	3.4%	$92,975	$90,346	$2,629	2.9%

Net premiums earned	$41,543	$41,770	$(227)	(0.5%)	$83,066	$82,864	$202	0.2%
Other income	434	469	(35)	(7.5%)	823	946	(123)	(13.0%)
Net losses and loss adjustment expenses	(31,148)	(32,149)	1,001	(3.1%)	(61,300)	(63,786)	2,486	(3.9%)
Underwriting, policy acquisition and operating expenses	(16,788)	(15,139)	(1,649)	10.9%	(32,390)	(29,628)	(2,762)	9.3%
Segment results	$(5,959)	$(5,049)	$(910)	(18.0%)	$(9,801)	$(9,604)	$(197)	(2.1%)

Net loss ratio	75.0%	77.0%	(2.0 pts)		73.8%	77.0%	(3.2 pts)
Underwriting expense ratio	40.4%	36.2%	4.2 pts		39.0%	35.8%	3.2 pts
Premiums Written
Our workers’ compensation premium volume is driven by five primary factors: (1) the amount of new business written, (2) retention of our existing book of business, (3) premium rates charged on our renewal book of business, (4) changes in payroll exposure and (5) audit premium.
Gross, ceded and net premiums written were as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2025	2024	Change		2025	2024	Change
Gross premiums written	$59,318	$60,745	$(1,427)	(2.3%)	$129,128	$133,360	$(4,232)	(3.2%)
Less: Ceded premiums written	17,949	20,752	(2,803)	(13.5%)	36,153	43,014	(6,861)	(16.0%)
Net premiums written	$41,369	$39,993	$1,376	3.4%	$92,975	$90,346	$2,629	2.9%
Gross Premiums Written
Gross premiums written by product were as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2025	2024	Change		2025	2024	Change
Traditional business:
Direct	$43,364	$41,760	$1,604	3.8%	$95,470	$93,869	$1,601	1.7%
Other	1,963	1,618	345	21.3%	3,581	3,149	432	13.7%
Change in EBUB estimate	—	650	(650)	nm	—	650	(650)	nm
Total traditional business (1)	45,327	44,028	1,299	3.0%	99,051	97,668	1,383	1.4%
Alternative market business(2)	13,991	16,717	(2,726)	(16.3%)	30,077	35,692	(5,615)	(15.7%)
Total	$59,318	$60,745	$(1,427)	(2.3%)	$129,128	$133,360	$(4,232)	(3.2%)
(1) Traditional gross premiums written increased for the 2025 three- and six-month periods reflecting an increase in renewal premium, partially offset by lower new business and audit premium. The increase in renewal premium reflects premium related to policies that renewed as traditional business that were previously written as alternative market policies totaling $0.9 million and $2.2 million for the 2025 three- and six-month periods, respectively. Renewal business reflected premium retention of 88% and 87% and rate decreases of 2.5% and 1.1% for the 2025 three- and six-month periods, respectively. Rate decreases were more than offset by an increase in payroll exposure. Renewal and new business results continue to reflect the competitive workers' compensation market conditions, including the impact of compounded state loss cost reductions in our core operating territories.
(2) A majority of alternative market premiums are ceded to SPCs in our Segregated Portfolio Cell Reinsurance segment. See further discussion on alternative market gross premiums written in our Segment Results - Segregated Portfolio Cell Reinsurance section under the heading "Gross Premiums Written" that follows. We retained eleven of the thirteen (all of the six in the second quarter) workers’ compensation alternative market programs that were up for renewal during the six months ended June 30, 2025. Two agency-owned programs were non-renewed and placed in run-off effective January 1, 2025.
New business, audit premium, renewal retention and renewal price changes for our traditional business and the alternative market business are shown in the table below:

	Three Months Ended June 30
	2025			2024
($ in millions)	Traditional Business	Alternative Market Business (3)	Segment Results	Traditional Business	Alternative Market Business (3)	Segment Results
New business	$3.1	$0.8	$3.9	$3.7	$0.8	$4.5
Audit premium (excluding EBUB)	$2.5	$1.1	$3.6	$3.4	$1.0	$4.4
Retention rate (1)	88%	85%	87%	86%	87%	86%
Change in renewal pricing (2)	(3%)	(1%)	(2%)	(4%)	(1%)	(3%)

	Six Months Ended June 30
	2025			2024
($ in millions)	Traditional Business	Alternative Market Business (3)	Segment Results	Traditional Business	Alternative Market Business (3)	Segment Results
New business	$8.2	$1.8	$10.0	$11.9	$2.1	$14.0
Audit premium (excluding EBUB)	$4.5	$1.8	$6.3	$5.3	$2.4	$7.7
Retention rate (1)	87%	88%	87%	87%	83%	86%
Change in renewal pricing (2)	(1%)	(2%)	(1%)	(4%)	(1%)	(3%)
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

(3) Represents alternative market business ceded to SPCs in our Segregated Portfolio Cell Reinsurance segment.
Ceded Premiums Written
Ceded premiums written were as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2025	2024	Change		2025	2024	Change
Premiums ceded to SPCs(1)	$11,049	$13,840	$(2,791)	(20.2%)	$23,764	$29,837	$(6,073)	(20.4%)
Premiums ceded to external reinsurers(2)	3,958	4,035	(77)	(1.9%)	6,076	7,322	(1,246)	(17.0%)
Other(3)	2,942	2,877	65	2.3%	6,313	5,855	458	7.8%
Total ceded premiums written	$17,949	$20,752	$(2,803)	(13.5%)	$36,153	$43,014	$(6,861)	(16.0%)
(1) Represents alternative market business that is ceded under 100% quota share reinsurance agreements to the SPCs in our Segregated Portfolio Cell Reinsurance segment. See further discussion on alternative market gross premiums written in our Segment Results - Segregated Portfolio Cell Reinsurance section under the heading "Gross Premiums Written" that follows.

(2) Premiums ceded under our traditional reinsurance treaty are based on premiums earned during the treaty period. The decrease for the 2025 three-month period primarily reflects a lower average reinsurance rate that took effect with the May 1, 2025 treaty renewal. The decrease for the 2025 six-month period primarily reflects a $1.4 million reduction in reinstatement premium in 2025, compared to an increase in reinstatement premium in 2024 totaling $0.7 million. The 2025 reinstatement premium reduction related to a large 2021 accident year claim reserve decrease in the first quarter.

(3) This component of ceded premiums written primarily represents alternative market business ceded to unaffiliated captive insurers for two programs under 100% quota share reinsurance agreements.

Ceded Premiums Ratio
The ceded premiums ratio was as follows:

	Three Months Ended June 30				Six Months Ended June 30
	2025	2024	Change		2025	2024	Change
Ceded premiums ratio, as reported	30.6%	32.7%	(2.1	pts)	29.5%	33.0%	(3.5	pts)
Less the effect of:
Premiums ceded to SPCs (100%)	18.9%	21.1%	(2.2	pts)	19.5%	22.1%	(2.6	pts)
Other	2.6%	2.6%	—	pts	3.1%	2.5%	0.6	pts
Ceded premiums ratio (related to external reinsurance), less the effects of above	9.1%	9.0%	0.1	pts	6.9%	8.4%	(1.5	pts)
The above table reflects traditional ceded premiums earned as a percentage of traditional gross premiums earned. As discussed above, premiums ceded under our traditional reinsurance treaty are based on premiums earned during the treaty period. The ceded premiums ratio was relatively unchanged for the 2025 three-month period as compared to the same period of 2024, which reflected lower revenue sharing and return premium estimates, partially offset by a lower average reinsurance rate that took effect with the May 1, 2025 treaty renewal. For the 2025 six-month period, the lower ceded premiums ratio primarily reflected the $1.4 million reduction in reinstatement premium during the first quarter of 2025, as previously discussed.
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
Net premiums earned were as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2025	2024	Change		2025	2024	Change
Gross premiums earned	$59,866	$62,079	$(2,213)	(3.6%)	$117,842	$123,618	$(5,776)	(4.7%)
Less: Ceded premiums earned	18,323	20,309	(1,986)	(9.8%)	34,776	40,754	(5,978)	(14.7%)
Net premiums earned	$41,543	$41,770	$(227)	(0.5%)	$83,066	$82,864	$202	0.2%
Net premiums earned were relatively unchanged for the 2025 three- and six-month periods as compared to the same respective periods of 2024, which reflected the pro rata effect of a decrease in the volume of written premium during the preceding twelve months, the impact of which was more than offset during the 2025 six-month period by the $1.4 million reduction in reinstatement premium, as previously discussed.
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

	Three Months Ended June 30				Six Months Ended June 30
	2025	2024	Change		2025	2024	Change
Calendar year net loss ratio	75.0%	77.0%	(2.0	pts)	73.8%	77.0%	(3.2	pts)
Less impact of prior accident years on the net loss ratio	—%	—%	—	pts	(1.2%)	—%	(1.2	pts)
Current accident year net loss ratio	75.0%	77.0%	(2.0	pts)	75.0%	77.0%	(2.0	pts)

The current accident year net loss ratio of 75.0% for the 2025 three- and six-month periods improved 2.0 percentage points as compared to the 2024 three- and six-month periods and full year current accident year net loss ratio of 77.0%. While we continue to consider the impact of medical cost inflation on our loss results, we expect our 2025 medical loss trends to be favorably impacted by cost control initiatives that were implemented during the first quarter of 2025.
We recognized $1.0 million of net favorable prior accident year reserve development during the six months ended June 30, 2025, reflecting a large claim reserve reduction from the 2021 accident year, which had previously exceeded the per person maximum limit under our reinsurance contract. We did not recognize any prior accident year reserve development during the three and six months ended June 30, 2024.
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
Our Workers' Compensation Insurance segment underwriting, policy acquisition and operating expenses were comprised as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2025	2024	Change		2025	2024	Change
DPAC amortization(1)	$8,925	$7,423	$1,502	20.2%	$16,312	$14,803	$1,509	10.2%
Management fees	444	455	(11)	(2.4%)	968	1,000	(32)	(3.2%)
Other underwriting and operating expenses(2)	10,307	10,619	(312)	(2.9%)	20,863	20,669	194	0.9%
SPC ceding commission offset(3)	(2,888)	(3,358)	470	(14.0%)	(5,753)	(6,844)	1,091	(15.9%)
Total	$16,788	$15,139	$1,649	10.9%	$32,390	$29,628	$2,762	9.3%
(1) DPAC amortization was higher for the three and six months ended June 30, 2025 as compared to the same respective periods of 2024, reflecting an increase in state employer assessment liabilities in the second quarter of 2025 totaling $1.0 million. The increase in the liability reflected our expectation of assessments in excess of the amounts charged and collected from policyholders as determined and promulgated by states in which we operate. The increase in DPAC amortization also reflects an increase in acquisition-related expenses.
(2) The change in other underwriting and operating expenses for the three and six months ended June 30, 2025 as compared to the same respective periods of 2024 was comprised of individually insignificant components.
(3) As previously discussed, alternative market premiums written by our Workers' Compensation Insurance segment are 100% ceded, less a ceding commission, to either the SPCs in our Segregated Portfolio Cell Reinsurance segment or unaffiliated captive insurers. The ceding commission charged to the SPCs consists of an amount for fronting fees, cell rental fees, commissions, premium taxes, claims administration fees and risk management fees. The fronting fees, commissions, premium taxes and risk management fees are recorded as an offset to underwriting, policy acquisition and operating expenses. Cell rental fees are recorded as a component of other income and claims administration fees are recorded as ceded ULAE. SPC ceding commissions earned decreased for the three and six months ended June 30, 2025 as compared to the same respective periods of 2024, reflecting the reduction in alternative market written premium.

Underwriting Expense Ratio (the Expense Ratio)
The underwriting expense ratio included the impact of the following:

	Three Months Ended June 30				Six Months Ended June 30
	2025	2024	Change		2025	2024	Change
Underwriting expense ratio, as reported	40.4%	36.2%	4.2	pts	39.0%	35.8%	3.2	pts
Less estimated ratio increase (decrease) attributable to:
Impact of ceding commissions received from SPCs	5.2%	4.3%	0.9	pts	4.9%	4.4%	0.5	pts
Impact of audit premium	(1.7%)	(2.3%)	0.6	pts	(1.5%)	(1.7%)	0.2	pts
Underwriting expense ratio, less listed effects	36.9%	34.2%	2.7	pts	35.6%	33.1%	2.5	pts
Excluding the items noted in the table above, the expense ratios increased for the three and six months ended June 30, 2025 primarily reflecting the impact of the state employer assessment adjustment and an increase in acquisition-related expenses, as discussed above.

Segment Results - Segregated Portfolio Cell Reinsurance
The Segregated Portfolio Cell Reinsurance segment includes the results (underwriting profit or loss, plus investment results, net of U.S. federal income taxes) of SPCs at Inova Re and Eastern Re, our Cayman Islands SPC operations, as discussed in Note 16 of the Notes to Consolidated Financial Statements in our December 31, 2024 report on Form 10-K. SPCs are segregated pools of assets and liabilities that provide an insurance facility for a defined set of risks. Assets of each SPC are solely for the benefit of that individual cell and each SPC is solely responsible for the liabilities of that individual cell. Assets of one SPC are statutorily protected from the creditors of the others. As of June 30, 2025, there were twenty-six (eight inactive) SPCs.
Segment results reflect our share of the underwriting and investment results of the SPCs in which we participate and included the following:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2025	2024	Change		2025	2024	Change
Net premiums written	$11,334	$13,898	$(2,564)	(18.4%)	$22,123	$27,519	$(5,396)	(19.6%)

Net premiums earned	$11,556	$13,551	$(1,995)	(14.7%)	$23,052	$27,720	$(4,668)	(16.8%)
Net investment income	902	985	(83)	(8.4%)	1,718	1,678	40	2.4%
Net investment gains (losses)	1,318	258	1,060	410.9%	983	1,728	(745)	(43.1%)
Other income (expenses)	18	1	17	1,700.0%	17	—	17	nm
Net losses and loss adjustment expenses	(5,043)	(8,617)	3,574	(41.5%)	(12,603)	(18,681)	6,078	(32.5%)
Underwriting, policy acquisition and operating expenses	(3,948)	(5,250)	1,302	(24.8%)	(8,081)	(9,961)	1,880	(18.9%)
SPC U.S. federal income tax (expense) benefit (1)	(906)	(249)	(657)	263.9%	(1,255)	(666)	(589)	88.4%
SPC net results	3,897	679	3,218	473.9%	3,831	1,818	2,013	110.7%
SPC dividend (expense) income (2)	(2,336)	(512)	1,824	356.3%	(2,088)	(1,119)	969	86.6%
Segment results (3)	$1,561	$167	$1,394	834.7%	$1,743	$699	$1,044	149.4%

Net loss ratio	43.6%	63.6%	(20.0 pts)		54.7%	67.4%	(12.7 pts)
Underwriting expense ratio	34.2%	38.7%	(4.5 pts)		35.1%	35.9%	(0.8 pts)
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
Gross, ceded and net premiums written were as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2025	2024	Change		2025	2024	Change
Gross premiums written	$13,028	$15,883	$(2,855)	(18.0%)	$25,776	$31,817	$(6,041)	(19.0%)
Less: Ceded premiums written	1,694	1,985	(291)	(14.7%)	3,653	4,298	(645)	(15.0%)
Net premiums written	$11,334	$13,898	$(2,564)	(18.4%)	$22,123	$27,519	$(5,396)	(19.6%)

Gross Premiums Written
Gross premiums written reflected reinsurance premiums assumed by component as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2025	2024	Change		2025	2024	Change
Workers' compensation	$11,049	$13,840	$(2,791)	(20.2%)	$23,764	$29,837	$(6,073)	(20.4%)
Medical professional liability	1,979	2,043	(64)	(3.1%)	2,012	1,980	32	1.6%
Gross Premiums Written	$13,028	$15,883	$(2,855)	(18.0%)	$25,776	$31,817	$(6,041)	(19.0%)
Gross premiums written for the three and six months ended June 30, 2025 and 2024 were primarily comprised of workers' compensation coverages assumed from our Workers' Compensation Insurance segment. Workers' compensation gross premiums written decreased during the 2025 three- and six-month periods as compared to the same respective periods of 2024 which reflected the impact of the non-renewal of two agency-owned programs with annual premium of $6.2 million which were placed in run-off effective January 1, 2025. Policies expiring in these programs during 2025 will be considered for renewal in other alternative market programs or as traditional business in our Workers' Compensation Insurance segment. The decrease for the 2025 six-month period also reflected a reduction in new business written and lower audit premium.
We retained nine of the eleven workers' compensation programs (all of the five in the second quarter) and one medical professional liability program up for renewal during the six months ended June 30, 2025.
Ceded Premiums Ratio
The ceded premiums ratio was as follows:

	Three Months Ended June 30			Six Months Ended June 30
	2025	2024	Change	2025	2024	Change
Ceded premiums ratio	15.3%	14.3%	1.0 pts	15.4%	14.4%	1.0 pts
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
Gross, ceded and net premiums earned were as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2025	2024	Change		2025	2024	Change
Gross premiums earned	$13,483	$15,626	$(2,143)	(13.7%)	$26,826	$32,036	$(5,210)	(16.3%)
Less: Ceded premiums earned	1,927	2,075	(148)	(7.1%)	3,774	4,316	(542)	(12.6%)
Net premiums earned	$11,556	$13,551	$(1,995)	(14.7%)	$23,052	$27,720	$(4,668)	(16.8%)
The decrease in net premiums earned during the three and six months ended June 30, 2025 as compared to the same respective periods of 2024 reflected the non-renewal of three SPCs during 2024 and the non-renewal of two SPCs effective January 1, 2025, as previously discussed. The decrease in net premiums earned during the six months ended June 30, 2025 also reflected a decrease in audit premium.

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
Calendar year and current accident year net loss ratios for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30				Six Months Ended June 30
	2025	2024	Change		2025	2024	Change
Calendar year net loss ratio	43.6%	63.6%	(20.0	pts)	54.7%	67.4%	(12.7	pts)
Less impact of prior accident years on the net loss ratio	(20.1%)	(2.5%)	(17.6	pts)	(11.6%)	1.8%	(13.4	pts)
Current accident year net loss ratio	63.7%	66.1%	(2.4	pts)	66.3%	65.6%	0.7	pts
The current accident year net loss ratio decreased for the 2025 three-month period as compared to the same period of 2024, primarily reflecting the change in estimated program year aggregate reinsurance recoveries, which reduced the 2025 loss ratio by 2.8 percentage points. The current accident year net loss ratio increased for the 2025 six-month period as compared to the same period of 2024 primarily reflecting an increase in lost-time claim frequency in the workers' compensation business.
We recognized net favorable prior year reserve development of $2.3 million and $2.7 million for the three and six months ended June 30, 2025, respectively, as compared to net favorable prior year reserve development of $0.3 million and net unfavorable prior year reserve development of $0.5 million for the same respective periods of 2024. The development for the 2025 three- and six-month periods was driven by net favorable development in the workers' compensation business reflecting favorable trends in claim closing patterns primarily in accident years 2021 through 2024. The development for the 2024 three- and six-month periods reflected net favorable development in the workers' compensation business of $0.3 million and $0.9 million, respectively, which reflected overall favorable trends in claim closing patterns primarily in accident years 2020 through 2022. More than offsetting the favorable development for the 2024 six-month period was net unfavorable development of $1.4 million in the medical professional liability business in the first quarter of 2024, which primarily reflected higher than expected claim frequency in the program that assumed both workers' compensation and medical professional liability insurance, which was non-renewed effective January 1, 2024. We do not participate in the underwriting results of this program.
Underwriting, Policy Acquisition and Operating Expenses
Underwriting Expense Ratio (the Expense Ratio)
See further information regarding our Segregated Portfolio Cell Reinsurance segment's underwriting, policy acquisition and operating expenses in Note 12 of the Notes to Condensed Consolidated Financial Statements. The underwriting expense ratios included the impact of the following:

	Three Months Ended June 30			Six Months Ended June 30
	2025	2024	Change	2025	2024	Change
Underwriting expense ratio, as reported	34.2%	38.7%	(4.5 pts)	35.1%	35.9%	(0.8 pts)
Less: impact of audit premium on expense ratio	(3.6%)	(3.1%)	(0.5 pts)	(3.0%)	(3.3%)	0.3 pts
Underwriting expense ratio, excluding the effect of audit premium	37.8%	41.8%	(4.0 pts)	38.1%	39.2%	(1.1 pts)
Excluding the effect of audit premium, the decrease in the underwriting expense ratio for the 2025 three- and six-month periods as compared to the same respective periods of 2024 primarily reflected a decrease in the allowance for credit losses and policyholder dividends.

Segment Results - Corporate
Our Corporate segment includes our investment operations excluding those reported in our Segregated Portfolio Cell Reinsurance segment as discussed in Note 16 of the Notes to Consolidated Financial Statements in our December 31, 2024 report on Form 10-K. In addition, this segment includes corporate expenses, interest expense, U.S. and U.K. income taxes and foreign currency exchange rate gains and losses. As previously discussed under the heading "ProAssurance Overview," we changed the composition of our operating and reportable segments during the first quarter of 2025. As a result, we now report the financial results of our subsidiary IAO, Inc. d/b/a ProAssurance Agency in the Specialty P&C segment which were previously reported in the Corporate segment. All prior period segment information has been recast to conform to the current period presentation. The change in presentation had no impact on previously reported consolidated financial results. See further information regarding this presentation change in Note 12 of the Notes to Condensed Consolidated Financial Statements.
Segment results for the three and six months ended June 30, 2025 and 2024 exclude transaction-related costs including the associated income tax benefit and, for the three and six months ended June 30, 2024, the change in fair value of contingent consideration as we do not consider these items in assessing the financial performance of the segment. Transaction-related costs in 2025 are attributable to the proposed merger transaction with The Doctors Company. Transaction-related costs in 2024 are associated with actuarial consulting fees paid in relation to the final determination of contingent consideration associated with the NORCAL acquisition. For additional information on the proposed merger transaction with The Doctors Company, see Note 1 of the Notes to Condensed Consolidated Financial Statements. Segment results for our Corporate segment were net earnings of $19.8 million and $37.9 million for the three and six months ended June 30, 2025, respectively, as compared to $24.1 million and $46.0 million for the same respective periods of 2024 and included the following:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2025	2024	Change		2025	2024	Change
Net investment income	$38,031	$35,573	$2,458	6.9%	$74,165	$68,777	$5,388	7.8%
Equity in earnings (loss) of unconsolidated subsidiaries	$4,584	$8,652	$(4,068)	(47.0%)	$8,599	$11,616	$(3,017)	(26.0%)
Net investment gains (losses)	$(1,091)	$(3,835)	$2,744	71.6%	$(2,449)	$(5,573)	$3,124	56.1%
Other income (expense)	$(1,754)	$511	$(2,265)	(443.2%)	$(9,037)	$2,510	$(11,547)	(460.0%)
Operating expense	$8,869	$8,645	$224	2.6%	$16,971	$16,797	$174	1.0%
Interest expense	$5,224	$5,648	$(424)	(7.5%)	$10,384	$11,305	$(921)	(8.1%)
Income tax expense (benefit)	$5,844	$2,488	$3,356	134.9%	$6,073	$3,179	$2,894	91.0%
Net Investment Income
Net investment income is primarily derived from the income earned by our fixed maturity securities and also includes dividend income from equity securities, income from our short-term and cash equivalent investments, earnings from other investments and changes in the cash surrender value of BOLI contracts, net of investment fees and expenses.
Net investment income (loss) by investment category was as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2025	2024	Change		2025	2024	Change
Fixed maturities	$35,935	$33,064	$2,871	8.7%	$70,339	$64,021	$6,318	9.9%
Equities	1,237	1,164	73	6.3%	2,115	2,056	59	2.9%
Short-term investments, including Other	2,168	2,620	(452)	(17.3%)	4,418	5,695	(1,277)	(22.4%)
BOLI	621	534	87	16.3%	1,239	986	253	25.7%
Investment fees and expenses	(1,930)	(1,809)	(121)	6.7%	(3,946)	(3,981)	35	(0.9%)
Net investment income	$38,031	$35,573	$2,458	6.9%	$74,165	$68,777	$5,388	7.8%
Fixed Maturities
Income from our fixed maturities increased during the 2025 three- and six-month periods as compared to the same respective periods of 2024 driven by higher average book yields as we take advantage of the current interest rate environment as our portfolio matures. Additionally, average investment balances were approximately 0.3% and 1.0% higher for the 2025 three- and six-month periods, respectively, as compared to the same respective periods of 2024.

Average yields for our fixed maturity portfolio were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
Average income yield	3.8%	3.5%	3.7%	3.4%
Average tax equivalent income yield	3.8%	3.5%	3.7%	3.4%
Short-term Investments and Other Investments
Short-term investments, which have a maturity at purchase of one year or less, are carried at fair value, which approximates their cost basis, and are primarily composed of investments in U.S. treasury obligations, commercial paper, money market funds and a certificate of deposit. Income from our short-term and other investments decreased during the 2025 three- and six-month periods as compared to the same respective periods of 2024 primarily due to lower average investment balances and lower yields given the decrease in interest rates.
Equity in Earnings (Loss) of Unconsolidated Subsidiaries
Equity in earnings (loss) of unconsolidated subsidiaries was comprised as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2025	2024	Change		2025	2024	Change
All other investments, primarily investment fund LPs/LLCs	$4,524	$8,261	$(3,737)	(45.2%)	$8,594	$11,328	$(2,734)	(24.1%)
Tax credit partnerships	60	391	(331)	(84.7%)	5	288	(283)	(98.3%)
Equity in earnings (loss) of unconsolidated subsidiaries	$4,584	$8,652	$(4,068)	(47.0%)	$8,599	$11,616	$(3,017)	(26.0%)
We hold interests in certain LPs/LLCs that generate earnings from trading portfolios, secured debt, debt securities, multi-strategy funds and private equity investments. The performance of the LPs/LLCs is affected by the volatility of equity and credit markets. For our investments in LPs/LLCs, we record our allocable portion of the partnership operating income or loss as the results of the LPs/LLCs become available, typically following the end of a reporting period. Our investment results from our portfolio of investments in LPs/LLCs decreased for the 2025 three- and six-month periods as compared to the same respective periods of 2024 primarily due to the performance of certain LPs/LLCs which reflected lower market valuations during the first quarter of 2025 and the fourth quarter of 2024.
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

Net Investment Gains (Losses)
The following table provides detailed information regarding our net investment gains (losses).

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2025	2024	2025	2024
Total impairment losses
Corporate debt	$875	$4	$460	$(1,312)
Asset-backed securities	7	5	267	(189)
Portion of impairment losses recognized in other comprehensive income before taxes:
Corporate debt	—	(474)	(102)	102
Net impairment losses recognized in earnings	882	(465)	625	(1,399)
Gross realized gains, available-for-sale fixed maturities	329	306	1,103	672
Gross realized (losses), available-for-sale fixed maturities	(2,331)	(950)	(4,936)	(2,049)
Net realized gains (losses), trading fixed securities	3	(2)	12	13
Net realized gains (losses), equity investments	(1,186)	—	(2,034)	(704)
Net realized gains (losses), other investments	(158)	(2,357)	(158)	(581)
Change in unrealized holding gains (losses), trading fixed securities	86	(44)	(102)	170
Change in unrealized holding gains (losses), equity investments	1,121	(2,072)	2,916	(2,321)
Change in unrealized holding gains (losses), convertible securities, carried at fair value as a part of other investments	164	1,725	124	606
Other	(1)	24	1	20
Net investment gains (losses)	$(1,091)	$(3,835)	$(2,449)	$(5,573)
For the three and six months ended June 30, 2025, we recognized a reversal of $0.9 million and $0.6 million of credit-related impairment losses in earnings, respectively, and, for the 2025 six-month period, a reversal of a nominal amount of non-credit impairment losses in OCI. The reversal of the credit-related impairment losses in earnings during the three and six months ended June 30, 2025 primarily related to the sale of two corporate bonds, one in the real estate sector during the second quarter and one in the consumer sector during the first quarter. For the three and six months ended June 30, 2024, we recognized $0.5 million and $1.4 million of credit-related impairment losses in earnings, respectively. For the three months ended June 30, 2024 we recognized a reversal of non-credit impairment losses in OCI of $0.5 million due to changes in projected future cash flows related to a corporate bond in the consumer sector.
During the three and six months ended June 30, 2025, we recognized $1.1 million and $2.4 million, respectively, of net investment losses driven by realized losses from the sale of certain available-for-sale fixed maturities and, to a lesser extent, the sale of equity investments, partially offset by unrealized holding gains resulting from changes in the fair value of our equity investments.
We recognized $3.8 million and $5.6 million of net investment losses during the three and six months ended June 30, 2024, respectively, driven primarily by unrealized holding losses resulting from changes in the fair value of our equity investments as well as realized losses from the sale of certain available-for-sale fixed maturities. The components of net investment losses for the three and six months ended June 30, 2024 also reflected realized losses from the sale of certain other investments, the majority of which are convertible securities, largely offset by the change in unrealized holding gains (losses) on other investments, which reflected a decrease in our allocation to this asset category to reinvest in available-for-sale fixed maturities at higher rates.
Operating Expenses
Corporate segment operating expenses were comprised as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2025	2024	Change		2025	2024	Change
Operating expenses	$10,060	$9,880	$180	1.8%	$19,815	$19,722	$93	0.5%
Management fee offset	(1,191)	(1,235)	44	(3.6%)	(2,844)	(2,925)	81	(2.8%)
Total	$8,869	$8,645	$224	2.6%	$16,971	$16,797	$174	1.0%
Operating expenses remained relatively unchanged for the 2025 three- and six-month periods as compared to the same respective periods of 2024 as an increase in share-based compensation expenses was almost entirely offset by a decrease in various other operating expenses, none of which were individually significant. The increase in share-based compensation expenses for the 2025 three- and six-month periods was attributable to the effect of an increase in the value of projected long-term incentive awards during 2025 based upon the improvement of one of the associated performance metrics and, for the 2025 six-month period, the timing of grants of prior year share-based awards.
Core domestic insurance subsidiaries within our Specialty P&C segment and our Workers' Compensation Insurance segment are charged a management fee by the Corporate segment for services provided to these subsidiaries. The management fee is based on the extent to which services are provided to the subsidiary and the amount of premium written by the subsidiary. Under the arrangement, the expenses associated with such services are reported as expenses of the Corporate segment, and the management fees charged are reported as an offset to Corporate operating expenses. While the terms of the arrangement were consistent between 2025 and 2024, fluctuations in the amount of premium written by each subsidiary can result in corresponding variations in the management fee charged to each subsidiary during a particular period.
Interest Expense
Interest expense for the three and six months ended June 30, 2025 and 2024 was comprised as follows:

	Three Months Ended June 30				Six Months Ended June 30
($ in thousands)	2025	2024	Change		2025	2024	Change
Contribution Certificates (including accretion)(1)	$1,757	$1,920	$(163)	(8.5%)	$3,491	$3,818	$(327)	(8.6%)
Revolving Credit Agreement (including fees and amortization)	2,182	2,624	(442)	(16.8%)	4,325	5,264	(939)	(17.8%)
Term Loan (including fees and amortization)	1,964	2,435	(471)	(19.3%)	3,941	4,912	(971)	(19.8%)
(Gain)/loss on cash flow hedges reclassified from AOCI	(679)	(1,331)	652	(49.0%)	(1,373)	(2,689)	1,316	(48.9%)
Interest expense	$5,224	$5,648	$(424)	(7.5%)	$10,384	$11,305	$(921)	(8.1%)
(1) Includes accretion of approximately $0.4 million and $0.7 million for the three and six months ended June 30, 2025, respectively, as compared to $0.5 million and $1.0 million during the same respective periods of 2024, which is recorded as an increase to interest expense as a result of the difference between the recorded acquisition date fair value and the principal balance of the Contribution Certificates associated with our acquisition of NORCAL.

Interest expense decreased for the three and six months ended June 30, 2025 as compared to the same respective periods of 2024 driven by lower interest expense on our Revolving Credit Agreement and Term Loan due to a decrease in the margin component of the rates as a result of our lower debt to capitalization ratio during the second half of 2024. Interest expense in both periods also includes the impact of our Interest Rate Swaps which are designated as highly effective cash flow hedges to manage our exposure to interest rate risk due to variability in the base rates on the borrowings under both the Revolving Credit Agreement and Term Loan. See further discussion on our outstanding debt in Note 7 of the Notes to Condensed Consolidated Financial Statements and additional information regarding our Interest Rate Swaps is provided in Note 8 of the Notes to Condensed Consolidated Financial Statements.
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

	Three Months Ended June 30		Six Months Ended June 30
(In thousands)	2025	2024	2025	2024
Corporate segment income tax expense (benefit)	$5,844	$2,488	$6,073	$3,179
Income tax expense (benefit) - transaction-related costs*	(330)	(67)	(1,069)	(67)
Consolidated income tax expense (benefit)	$5,514	$2,421	$5,004	$3,112
*For the three and six months ended June 30, 2025, represents the income tax benefit associated with the deductible professional fees incurred related to the proposed merger transaction with The Doctors Company (see Note 1 of the Notes to Condensed Consolidated Financial Statements). For the three and six months ended June 30, 2024, transaction-related costs represent actuarial consulting fees paid in relation to the final determination of contingent consideration associated with the NORCAL acquisition. These costs are not included in a segment as we do not consider these costs in assessing the financial performance of any of our operating or reportable segments. See Note 12 of the Notes to Condensed Consolidated Financial Statements for a reconciliation of our segment results to our consolidated results.

Listed below are the primary factors affecting our consolidated effective tax rate for the three and six months ended June 30, 2025 and 2024. These factors include the following:

	Three Months Ended June 30
	2025		2024
($ in thousands)	Income tax (benefit) expense	Rate Impact	Income tax (benefit) expense	Rate Impact
Computed "expected" tax expense (benefit) at statutory rate	$5,762	21.0%	$3,765	21.0%
Tax-exempt income(1)	(247)	(0.9%)	(274)	(1.5%)
Non-U.S. operating results	(94)	(0.3%)	(117)	(0.7%)
Tax deficiency (excess tax benefit) on share-based compensation	(275)	(1.0%)	291	1.6%
Non-taxable contingent consideration(2)	—	—%	(1,415)	(7.9%)
Transaction-related costs(3)	621	2.3%	—	—%
Change in uncertain tax positions(4)	(718)	(2.6%)	88	0.5%
Estimated annual tax rate differential(5)	(515)	(1.8%)	545	3.0%
Change in limitation of future deductibility of certain executive compensation(6)	778	2.8%	(57)	(0.3%)
State income taxes	267	1.0%	(410)	(2.3%)
Other	(65)	(0.4%)	5	—
Total income tax expense (benefit)	$5,514	20.1%	$2,421	13.5%

	Six Months Ended June 30
	2025		2024
($ in thousands)	Income tax (benefit) expense	Rate Impact	Income tax (benefit) expense	Rate Impact
Computed "expected" tax expense (benefit) at statutory rate	$4,432	21.0%	$4,882	21.0%
Tax-exempt income(1)	(496)	(2.4%)	(523)	(2.2%)
Non-U.S. operating results	155	0.7%	(404)	(1.7%)
Tax deficiency (excess tax benefit) on share-based compensation	57	0.3%	706	3.0%
Non-taxable contingent consideration(2)	—	—%	(1,415)	(6.1%)
Transaction-related costs(3)	936	4.4%	—	—%
Change in uncertain tax positions(4)	(783)	(3.7%)	185	0.8%
Estimated annual tax rate differential(5)	(615)	(2.9%)	(135)	(0.6%)
Change in limitation of future deductibility of certain executive compensation(6)	1,218	5.8%	(523)	(2.2%)
State Income Taxes	97	0.5%	444	1.9%
Other	3	—%	(105)	(0.5%)
Total income tax expense (benefit)	$5,004	23.7%	$3,112	13.4%
(1) Includes tax-exempt interest, dividends received deduction and change in cash surrender value of BOLI.
(2) Represents the tax impact of a decrease in the contingent consideration liability issued in connection with the NORCAL acquisition of $6.5 million and the reversal of a nominal amount of associated contingent investment banker fees accrued during the purchase accounting for the three and six months ended June 30, 2024. See further discussion on the contingent consideration in Note 2 of the Notes to Consolidated Financial Statements in our December 31, 2024 report on Form 10-K.
(3) Represents the tax impact of the non-deductible portion of transaction-related costs incurred during 2025 associated with the proposed merger transaction with The Doctors Company (see Note 1 of the Notes to Condensed Consolidated Financial Statements).
(4) We evaluate tax positions taken on tax returns and recognize positions in the financial statements when it is more likely than not that the position will be sustained upon resolution with a taxing authority. We review uncertain tax positions each quarter considering changes in facts and circumstances and make adjustments as we consider necessary. As a result of this review, we remeasured the tax benefit related to uncertain tax positions during the second quarter of 2025.
(5) Represents the tax rate differential between our actual effective tax rate for the three and six months ended June 30, 2025 and 2024 and our projected annual effective tax rate as of June 30, 2025 and June 30, 2024 as calculated under the estimated annual effective tax rate method.
(6) Represents the amount of executive compensation that is in excess of the statutory limitation for three and six months ended June 30, 2025 and 2024.
Our effective tax rate for the 2025 and 2024 six-month periods as shown in the table above differed from our projected annual effective tax rate of 22.8% and 14.1%, respectively, due to certain discrete items. When we utilize the estimated annual effective tax rate method, certain items are treated as discrete items and are reflected in the effective tax rate in the period in which they are included in net income (loss). These discrete items increased our effective tax rate by 0.9% and decreased our effective tax rate by 0.7% for the 2025 and 2024 six-month periods, respectively.
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
The following tables summarize estimated changes in the fair value of our available-for-sale fixed maturity securities for specific hypothetical changes in interest rates by asset class at June 30, 2025 and December 31, 2024. There are principally two factors that determine interest rates on a given security: changes in the level of yield curves and credit spreads. As different asset classes can be affected in different ways by movements in those two factors, we have separated our portfolio by asset class in the following tables.

	Interest Rate Shift in Basis Points
	June 30, 2025
($ in millions)	(200)	(100)	Current	100	200
Fair Value:
Fixed maturities, available-for-sale:
U.S. Treasury obligations	$258	$252	$246	$240	$235
U.S. Government-sponsored enterprise obligations	13	13	12	12	12
State and municipal bonds	513	491	471	450	429
Corporate debt	1,873	1,810	1,749	1,691	1,635
Asset-backed securities	1,258	1,220	1,181	1,143	1,105
Total fixed maturities, available-for-sale	$3,915	$3,786	$3,659	$3,536	$3,416

Duration:
Fixed maturities, available-for-sale:
U.S. Treasury obligations	2.42	2.36	2.30	2.25	2.20
U.S. Government-sponsored enterprise obligations	3.12	3.20	3.42	3.61	3.67
State and municipal bonds	4.14	4.25	4.42	4.61	4.67
Corporate debt	3.43	3.42	3.40	3.35	3.28
Asset-backed securities	2.91	3.04	3.16	3.25	3.32
Total fixed maturities, available-for-sale	3.29	3.34	3.38	3.41	3.39

	Interest Rate Shift in Basis Points
	December 31, 2024
($ in millions)	(200)	(100)	Current	100	200
Fair Value:
Fixed maturities, available-for-sale:
U.S. Treasury obligations	$260	$252	$244	$236	$229
U.S. Government-sponsored enterprise obligations	16	15	15	14	14
State and municipal bonds	486	466	446	427	409
Corporate debt	1,832	1,779	1,728	1,679	1,632
Asset-backed securities	1,221	1,185	1,149	1,113	1,077
Total fixed maturities, available-for-sale	$3,815	$3,697	$3,582	$3,469	$3,361

Duration:
Fixed maturities, available-for-sale:
U.S. Treasury obligations	2.49	2.43	2.38	2.33	2.28
U.S. Government-sponsored enterprise obligations	3.33	3.40	3.51	3.56	3.55
State and municipal bonds	4.04	4.13	4.25	4.41	4.50
Corporate debt	3.18	3.20	3.18	3.13	3.08
Asset-backed securities	2.81	2.96	3.05	3.15	3.19
Total fixed maturities, available-for-sale	3.13	3.19	3.22	3.24	3.23
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
At June 30, 2025, our fixed maturities portfolio includes fixed maturities classified as trading securities which do not have a significant amount of exposure to market interest rates or credit spreads.

Our cash and short-term investments at June 30, 2025 were carried at fair value which approximates their cost basis due to their short-term nature. Our cash and short-term investments lack significant interest rate sensitivity due to their short duration.
Debt
We are exposed to interest rate risk due to variability in the base rate on borrowings under our Revolving Credit Agreement and Term Loan. Borrowings under our Revolving Credit Agreement and Term Loan accrue interest at a selected SOFR base rate, adjusted by a margin. To manage our exposure to interest rate risk on any borrowings under these agreements, we entered into two Interest Rate Swaps which effectively fix the base rate on borrowings under the Revolving Credit Agreement and Term Loan to 3.187% and 3.207%, respectively. See further information regarding the Interest Rate Swaps in Note 8 of the Notes to Condensed Consolidated Financial Statements. As of June 30, 2025, the Revolving Credit Agreement and Term Loan have $125 million and $117 million in outstanding borrowings, respectively. Additional information regarding our debt is provided in Note 10 of the Notes to Consolidated Financial Statements in our December 31, 2024 report on Form 10-K.
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
As of June 30, 2025, 92% of our fixed maturity securities were rated investment grade as determined by NRSROs, such as Fitch, Moody’s and Standard & Poor’s. We believe that this concentration in investment grade securities reduces our exposure to credit risk on our fixed income investments to an acceptable level. However, investment grade securities, in spite of their rating, can rapidly deteriorate and result in significant losses. Ratings published by the NRSROs are one of the tools used to evaluate the creditworthiness of our securities. The ratings reflect the subjective opinion of the rating agencies as to the creditworthiness of the securities; therefore, we may be subject to additional credit exposure should the ratings prove to be unreliable.
We also have exposure to credit risk related to our premiums receivable and receivables from reinsurers; however, to-date we have not experienced any significant amount of credit losses. At June 30, 2025, our premiums receivable was approximately $252 million, net of an allowance for expected credit losses of approximately $8 million. See Note 1 of the Notes to Consolidated Financial Statements in our December 31, 2024 report on Form 10-K for further information on our allowance for expected credit losses related to our premiums receivable. Our receivables from reinsurers (with regard to both paid and unpaid losses) approximated $379 million at June 30, 2025 and $427 million at December 31, 2024. We monitor the credit risk associated with our reinsurers using publicly available financial and rating agency data. We have not historically experienced material credit losses due to the financial condition of a reinsurer, and as of June 30, 2025 our expected credit losses associated with our receivables from reinsurers were nominal in amount.
Foreign Currency Risk
Foreign currency exchange rate gains (losses) are reported in our Corporate segment and are primarily related to foreign currency denominated loss reserves associated with premium assumed from an international medical professional liability insurer in our Specialty P&C segment. Our participation in this program has grown in recent years which has led to greater volatility in our results of operations even with nominal movements in exchange rates given the size of the reserve. Historically, we mitigated foreign currency exchange exposure and managed market risks that arise in the normal course of business by matching the currency and duration of associated investments to the corresponding loss reserves. During the first quarter of 2025, we changed our hedging strategy around foreign currency exchange exposures. Instead of investing in foreign currency denominated available-for-sale fixed maturities, we began utilizing foreign currency forward contracts. Foreign currency forward contracts are typically short-term in nature with a maturity at inception of less than three months. At June 30, 2025, we had one foreign currency forward contract with a notional amount of €92.0 million ($106.9 million based on June 30, 2025 exchange rates) and a fair value of approximately $1.5 million included as a component of other assets on the Condensed Consolidated Balance Sheet. The counterparty to the foreign currency forward contract is a major financial institution which had an investment grade rating of BBB as of June 30, 2025. Additional information regarding our foreign currency forward contracts is provided in Note 8 of the Notes to Condensed Consolidated Financial Statements and in the Executive Summary of Operations section under the heading "Revenues."

ITEM 4. CONTROLS AND PROCEDURES.
The principal executive officer and principal financial officer of the Company participated in management’s evaluation of our disclosure controls and procedures (as defined in SEC Rule 13a-15(e)) as of June 30, 2025. ProAssurance’s disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to our management as appropriate to allow timely decisions regarding disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Based on that evaluation, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective.
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
We have entered into a definitive agreement to be acquired by The Doctors Company through a proposed merger transaction. See Note 1 of the Notes to Condensed Consolidated Financial Statements for further information. There are numerous risks and uncertainties around the transaction including, among others:
•risk that the parties are unable to complete the planned acquisition on the anticipated terms and timing. The transaction is subject to a number of closing conditions, including but not limited to receipt of regulatory approvals. The failure to satisfy all the required conditions could prevent the acquisition from occurring. In addition, regulators could impose additional requirements or obligations as conditions for their approval. We can provide no assurance that we will obtain the necessary approvals within the estimated timeframe or at all, or that any such requirements that are imposed by regulators would not result in the termination of the transaction.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
(a)Not applicable.
(b)Not applicable.
(c)Information required by Item 703 of Regulation S-K.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs* (In thousands)
April 1 - April 30, 2025	—	N/A	—	$55,902
May 1 - May 31, 2025	—	N/A	—	$55,902
June 1 - June 30, 2025	—	N/A	—	$55,902
Total	—	$—	—
*Under its current plan begun in November 2010, the Board has authorized $600 million for the repurchase of common shares or the retirement of outstanding debt. This is ProAssurance’s only plan for the repurchase of common shares, and the plan has no expiration date.
ITEM 5. OTHER INFORMATION
During the three months ended June 30, 2025, no director or officer of the Company adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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
August 5, 2025

/s/ Dana S. Hendricks
Dana S. Hendricks
Chief Financial Officer
(Duly authorized officer and principal financial officer)